Form 10-K
period 2015-12-31
AXIS CAPITAL HOLDINGS LTD
filed 2016-02-25
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐  No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2015, was approximately $5.3 billion.
As of February 17, 2016, there were outstanding 94,912,458 common shares, $0.0125 par value per share, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the annual meeting of shareholders to be held on May 5, 2016 are incorporated by reference in response to items 10, 11, 12, 13 and 14 in Part III of this Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2015.

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

As used in this report, references to “we,” “us,” “our” or the “Company” refer to the consolidated operations of AXIS Capital Holdings Limited (“AXIS Capital”) and its direct and indirect subsidiaries and branches, including AXIS Specialty Limited (“AXIS Specialty Bermuda”), AXIS Specialty Limited (Singapore Branch), AXIS Specialty Markets Limited, AXIS Specialty Markets II Limited, AXIS Ventures Reinsurance Limited ("Ventures Re"), AXIS Specialty Europe SE (“AXIS Specialty Europe”), AXIS Specialty London, AXIS Re SE, AXIS Re Europe, AXIS Specialty Australia, Dexta Corporation Pty Ltd (“Dexta”), AXIS Specialty Insurance Company (“AXIS Specialty U.S.”), AXIS Reinsurance Company (“AXIS Re U.S.”), AXIS Reinsurance Company (Canadian Branch), AXIS Surplus Insurance Company (“AXIS Surplus”), AXIS Insurance Company (“AXIS Insurance Co.”), AXIS Specialty Finance LLC, AXIS Specialty Finance PLC and Ternian Insurance Group LLC ("Ternian") unless the context suggests otherwise. Tabular dollars are in thousands. Amounts in tables may not reconcile due to rounding differences.

GENERAL
AXIS Capital is the Bermuda-based holding company for the AXIS group of companies (the "Group") and was incorporated on December 9, 2002. AXIS Specialty Bermuda commenced operations on November 20, 2001. AXIS Specialty Bermuda and its subsidiaries became wholly owned subsidiaries of AXIS Capital pursuant to an exchange offer consummated on December 31, 2002. We provide a broad range of specialty (re)insurance on a worldwide basis, through operating subsidiaries and branch networks based in Bermuda, the United States, Canada, Europe, Australia and Singapore. We also maintain marketing offices in Brazil, France, Spain and Dubai. Our business consists of two distinct global underwriting platforms, AXIS Insurance and AXIS Re.
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
At December 31, 2015, we had common shareholders’ equity of $5.2 billion, total capital of $6.9 billion and total assets of $20.0 billion.
OUR BUSINESS STRATEGY
We are a global insurer and reinsurer, with our mission being to provide our clients and distribution partners with a broad range of risk transfer products and services and meaningful capacity, backed by excellent financial strength. We manage our portfolio holistically, aiming to construct the optimum consolidated portfolio of funded and unfunded risks, consistent with our risk appetite and the development of our franchise. We nurture an ethical, entrepreneurial and disciplined culture that promotes outstanding client service, intelligent risk taking and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a global leader in specialty risks.
We aim to execute on the following six-point strategy:
We offer a diversified range of products and services across market segments and geographies: Our position as a well-balanced hybrid insurance and reinsurance company gives us insight into the opportunities and challenges in a variety of markets. With our origins in Bermuda, today we have locations across the U.S. and in Canada, while in Europe we have offices in Dublin, London, Zurich, Barcelona, Madrid and Paris.  We are addressing opportunities throughout Latin America and have a reinsurance office in Sao Paulo while our Singapore branch serves as a gateway to Asia. We have also recently opened an office in Dubai to focus on marketing accident and health specialty reinsurance to our clients in the Middle East and Africa.

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
We maintain excellent financial strength, characterized by financial discipline and transparency: Our total capital of $6.9 billion at December 31, 2015, our high-quality and liquid investment portfolio and our operating subsidiary ratings of "A+" ("Strong") by Standard & Poor's and "A+" ("Superior") by A.M. Best are key indicators of our financial strength.
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
Our key metrics for performance measurement include return on average common equity ("ROACE") and diluted book value per common share adjusted for dividends. Our goal is to achieve top-quintile industry ROACE and growth in book value per share adjusted for dividends, with volatility consistent with the industry average.

SEGMENT INFORMATION
Our underwriting operations are organized around two global underwriting platforms, AXIS Insurance and AXIS Re. Therefore we have two reportable segments, insurance and reinsurance. We do not allocate our assets by segment, with the exception of goodwill and intangible assets, as we evaluate the underwriting results of each segment separately from the results of our investment portfolio. For additional information relating to our reportable segments, refer to Item 8, Note 3 to the Consolidated Financial Statements 'Segment Information' and ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’ under Item 7.
The table below presents gross premiums written in each of our reportable segments for each of the most recent three years.

Year ended December 31,	2015	2014	2013

Insurance	$2,583,081	$2,535,415	$2,559,138
Reinsurance	2,020,649	2,176,104	2,137,903
Total	$4,603,730	$4,711,519	$4,697,041

Insurance Segment
Lines of Business and Distribution
Our insurance segment operates through offices in Bermuda, the United States, Canada, Europe, Middle East, Australia and Singapore and offers specialty insurance products to a variety of niche markets on a worldwide basis. The following are the lines of business in our insurance segment:

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

•
Credit and political risk: provides credit and political risk insurance products for banks and corporations. Coverage is provided for a range of risks including sovereign default, credit default, political violence, currency inconvertibility and non-transfer, expropriation, aircraft non-repossession and contract frustration due to political events. The credit insurance coverage is primarily for lenders seeking to mitigate the risk of non-payment from their borrowers. For the credit insurance contracts, it is necessary for the buyer of the insurance (most often a bank) to hold an insured asset (most often an underlying loan) in order to claim compensation under the insurance contract.

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

•
Liability: primarily targets primary and low/mid-level excess and umbrella commercial liability risks in the U.S. wholesale and retail markets. Target industry sectors include construction, manufacturing, transportation and trucking and other services. We also target primary and excess business in the Canadian marketplace.

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

Gross premiums written by broker, shown individually where premiums were 10% or more of the total in any of the last three years, were as follows:

Year ended December 31,	2015		2014		2013

Marsh	$416,876	16%	$437,092	17%	$422,627	17%
Aon	401,612	16%	354,681	14%	451,158	18%
Willis	314,615	12%	265,075	10%	223,131	9%
Other brokers	1,202,747	47%	1,235,986	49%	1,230,165	48%
Managing general agencies and underwriters	247,231	9%	242,581	10%	232,057	8%
Total	$2,583,081	100%	$2,535,415	100%	$2,559,138	100%

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

Reinsurance Segment
Lines of Business and Distribution
Our reinsurance segment operates through offices in Bermuda, the United States, Switzerland, Singapore, Brazil, and Canada. We write business on a proportional basis, receiving an agreed percentage of the underlying premium and accepting liability for the same percentage of incurred losses. We also write business on an excess of loss basis, whereby we typically provide an indemnification to the reinsured entity for a portion of losses, both individually and in the aggregate, in excess of a specified individual or aggregate loss deductible. Our business is written on a treaty basis and primarily produced through reinsurance brokers worldwide.
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

The reinsurance segment also writes primarily derivative based, risk management products designed to address weather and commodity price risks. The majority of these contracts cover the risk of variations in quantifiable weather-related phenomenon, such as temperature. In general, the portfolio of such derivatives is of short duration, with contracts being predominantly seasonal in nature.
Gross premiums written by broker, shown individually where premiums were 10% or more of the total in any of the last three years, were as follows:

Year ended December 31,	2015		2014		2013

Marsh	580,843	29%	591,412	27%	643,292	30%
Aon	439,069	22%	687,458	32%	749,751	35%
Willis	295,244	15%	298,628	14%	339,761	16%
Capsicum & Gallagher	250,662	12%	10,112	—%	1,424	—%
Other brokers	327,365	16%	366,600	17%	270,034	13%
Direct	127,466	6%	221,894	10%	133,641	6%
Total	$2,020,649	100%	$2,176,104	100%	$2,137,903	100%

During 2015, a large portion of our motor gross premiums written was placed through Capsicum Re, in partnership with Arthur J. Gallagher. In 2014, this business was largely placed through Aon.
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
The following table presents the development of inception to date loss reserves for the period from 2005 onwards. This table does not present accident year or underwriting year development data.
The top line of the table shows our initial recorded gross loss reserves at the end of each year and is reconciled to our net unpaid loss reserves by adjusting for reinsurance recoverable on unpaid losses. Our net unpaid loss reserves represent the estimated amount of net losses and loss expenses arising in the current year and all prior years that remain unpaid at the balance sheet date.
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
Our historical net paid losses and loss expenses are but one of many quantitative and qualitative factors considered in establishing the amount of our loss reserves; refer to the ‘Critical Accounting Estimates – Reserve for Losses and Loss Expenses’ section of Item 7 for further information on the establishment of management’s best estimate of loss reserves on a quarterly basis. For additional information regarding the significant underlying movements in our estimate of loss reserves during the most recent three years, refer to the ‘Underwriting Results – Group – Underwriting Expenses’ section of Item 7. Note that the conditions and trends that affected the development of our loss reserves in the past may not necessarily recur in the future. Accordingly, it is not appropriate to project future favorable development based on the historical experience in this table.
Also included in the table is the impact of foreign exchange rate movements during each year presented. Portions of our loss reserves relate to claims expected to be paid in currencies other than our reporting currency, the U.S. dollar. Movements in foreign exchange rates, therefore, result in variations in our estimated net loss reserves. Such variations are recognized as they arise, in our Consolidated Statements of Operations. For example, during the year ended December 31, 2015, depreciation in the rates of exchange between the euro, sterling and Australian dollar against the U.S. dollar largely drove a $215 million reduction in our net loss reserves established prior to and during 2015. To minimize the impact of foreign exchange driven volatility associated with our loss reserves denominated in foreign currencies, we generally hold cash and investments and/or derivative instruments denominated in the same currencies.
At the bottom of the table is a reconciliation of our re-estimated gross loss reserves with our re-estimated net unpaid loss reserves as of December 31, 2015. As our ceded reinsurance programs cover different lines of business and accident years, net and gross loss experience will not necessarily develop proportionately.
To facilitate an understanding of the information provided in the table, the following is an example using net loss reserves established at December 31, 2008. It can be seen from the top section of the table that at December 31, 2008, our estimate of loss reserves, net of unpaid reinsurance recoverable, was $4,930 million.
The next section of the table shows that our current estimate of net unpaid loss reserves for events occurring on or before December 31, 2008 is $3,464 million. The cumulative favorable development from our initial estimate of $1,466 million was recognized over the course of the following seven calendar years: $423 million in 2009, $272 million in 2010, $228 million in 2011, $165 million in 2012, $156 million in 2013, $145 million in 2014 and the remaining $76 million in 2015.
The following section of the table presents our cumulative claims paid at the end of each subsequent year. Of the net $2,738 million we have paid subsequent to December 31, 2008, $982 million was paid in 2009, $558 million was paid in 2010, $397 million in 2011, $285 million in 2012, $204 million in 2013, $156 million in 2014 and the remaining $157 million in 2015.
In summary, at December 31, 2008, we estimated our net loss reserves payable for claims arising from loss events occurring on or before that date were $4,930 million. At December 31, 2015, we have paid $2,738 million towards settlement of these claims and now believe that we will ultimately pay $3,464 million for full settlement.
It is important to note that the favorable development in our loss reserves noted in the table is cumulative and, therefore, should not be added together. In 2015, we revised our cumulative December 31, 2008 estimate of net loss reserves from $3,540 million to $3,464 million. This favorable development is also included in each column to the right of the December 31, 2008 column, recognizing that the favorable development was also embedded in our estimated loss reserves at December 31 of each of the following years.

	Year ended December 31,
	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015

Gross reserves for losses and loss expenses	$4,743,338	$5,015,113	$5,587,311	$6,244,783	$6,564,133	$7,032,375	$8,425,045	$9,058,731	$9,582,140	$9,596,797	$9,646,285
Reinsurance recoverable	(1,473,241)	(1,310,904)	(1,297,539)	(1,314,551)	(1,381,058)	(1,540,633)	(1,736,823)	(1,825,617)	(1,900,112)	(1,890,280)	(2,031,309)
Net reserves for unpaid losses and loss expenses	3,270,097	3,704,209	4,289,772	4,930,232	5,183,075	5,491,742	6,688,222	7,233,114	7,682,028	7,706,517	7,614,976
Net reserves re-estimated as of:
1 Year later	$3,053,561	$3,367,232	$3,913,485	$4,507,061	$4,870,020	$5,234,281	$6,443,382	$7,013,678	$7,423,085	$7,463,468
2 Years later	2,938,734	3,076,025	3,533,313	4,235,219	4,623,109	5,018,121	6,226,591	6,730,245	7,084,662
3 Years later	2,750,476	2,773,158	3,281,011	4,007,046	4,440,229	4,797,981	5,993,711	6,479,334
4 Years later	2,529,259	2,576,226	3,074,010	3,841,717	4,285,709	4,604,697	5,794,214
5 Years later	2,429,724	2,445,150	2,957,939	3,685,823	4,113,712	4,421,332
6 Years later	2,365,515	2,376,807	2,820,852	3,540,355	4,008,446
7 Years later	2,328,729	2,290,277	2,691,865	3,464,380
8 Years later	2,278,338	2,213,297	2,636,048
9 Years later	2,226,407	2,196,200
10 Years later	2,220,027
Cumulative favorable development on net reserves	$1,050,070	$1,508,009	$1,653,724	$1,465,852	$1,174,629	$1,070,410	$894,008	$753,780	$597,366	$243,049
Cumulative net paid losses as of:
1 Year later	$880,120	$636,266	$615,717	$982,036	$1,042,890	$953,035	$1,299,384	$1,373,459	$1,544,664	$1,709,659
2 Years later	1,292,738	999,280	1,147,990	1,539,713	1,592,741	1,601,082	2,187,024	2,341,376	2,625,205
3 Years later	1,500,652	1,355,821	1,461,494	1,936,555	2,002,373	2,061,667	2,857,250	3,081,295
4 Years later	1,771,039	1,513,350	1,655,688	2,221,221	2,301,915	2,448,219	3,362,342
5 Years later	1,873,052	1,625,423	1,807,075	2,424,791	2,553,059	2,781,481
6 Years later	1,930,682	1,705,987	1,928,489	2,581,105	2,783,444
7 Years later	1,979,439	1,772,037	2,015,386	2,737,853
8 Years later	2,026,100	1,810,912	2,106,357
9 Years later	2,039,246	1,872,701
10 Years later	2,071,623
Impact of foreign exchange and other	$(13,329)	$23,581	$28,588	$(133,345)	$82,018	$(25,282)	$(16,462)	$71,084	$6,184	$(230,372)	$(215,018)
Gross reserve for losses and loss expenses re-estimated	$3,551,014	$3,251,456	$3,594,839	$4,538,690	$5,192,383	$5,717,859	$7,249,331	$8,137,698	$8,874,877	$9,330,214
Reinsurance recoverable re-estimated	(1,330,987)	(1,055,256)	(958,791)	(1,074,310)	(1,183,937)	(1,296,527)	(1,455,117)	(1,658,364)	(1,790,215)	(1,866,746)
Net reserve for unpaid losses and loss expenses re-estimated	2,220,027	2,196,200	2,636,048	3,464,380	4,008,446	4,421,332	5,794,214	6,479,334	7,084,662	7,463,468
Cumulative favorable development on gross reserves	$1,192,324	$1,763,657	$1,992,472	$1,706,093	$1,371,750	$1,314,516	$1,175,714	$921,033	$707,263	$266,583

CASH AND INVESTMENTS
We seek to balance the investment portfolios’ objectives of (1) increasing book value with (2) the generation of relatively stable investment income, while providing sufficient liquidity to meet our claims and other obligations. Liquidity needs arising from potential claims are of primary importance and are considered in asset class participation and the asset allocation process. Intermediate maturity investment grade fixed income securities have duration characteristics similar to our expected claim payouts and are, therefore, central to our investment portfolio’s asset allocation. At December 31, 2015, the duration of our fixed maturities portfolio was approximately 3 years, which approximates the estimated duration of our net insurance liabilities.
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
For additional information regarding the investment portfolio refer to the ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cash and Investments’ section under Item 7 and Item 8, Note 5 to the Consolidated Financial Statements 'Investments'.
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
The mission of Enterprise Risk Management ("ERM") at AXIS is to promptly identify, measure, report and monitor risks that affect the achievement of our strategic, operational and financial objectives. The key objectives of our risk management framework are to:

•	Protect our capital base and earnings by monitoring our risks against our stated risk tolerances;

•	Promote a sound risk management culture through disciplined and informed risk taking;

•	Enhance value creation and contribute to an optimal risk-return profile by providing the basis for efficient capital deployment;

•	Support our group-wide decision making process by providing reliable and timely risk information; and

•	Safeguard AXIS reputation.
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
To support our governance process, we rely on our documented policies and guidelines. Our Risk Standards are a formal set of standards we use to specify our principles, risk appetite and tolerances for managing individual and aggregate risks. We also have procedures to approve exceptions and procedures for referring risk issues to senior management and the Board of Directors. Our qualitative and quantitative risk reporting framework provides transparency and early warning indicators to senior management with regard to our overall risk profile, adherence to risk tolerances and improvement actions both at an operating entity and Group level.
Various governance and control bodies (such as Management Audit Committees) coordinate to help to ensure that objectives are being achieved, risks are identified and appropriately managed and internal controls are in place and operating effectively.
Internal capital model
An important aspect to our risk management framework is our internal capital model. Utilizing this modeling framework provides us with a holistic view of the capital we put at risk in any year by allowing us to understand the relative interaction among the risks impacting us. This integrated approach recognizes that a single risk factor can affect different sub-portfolios and that different risk factors can have different mutual dependencies. We continuously review and update our model and its parameters as our risk landscape and external environment continue to evolve.

As well as being used to measure internal risk capital (see ‘Capital Management’ section), our internal capital model is used as a tool in managing our business and for strategic planning via capital allocations and through to portfolio monitoring, investment asset allocations and transaction evaluations.
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
Risk appetite and limit framework
Our integrated risk management framework considers material risks in our business either from investments, underwriting or in our operations across the world. Large risks that might accumulate and have the potential to produce substantial losses are subject to our global risk appetite and limit framework. Our risk appetite, as authorized by our Board of Directors, represents the amount of risk that we are willing to accept within the constraints imposed by our capital resources as well as the expectations of our stakeholders as to the type of risk we hold within our business. At an annual aggregated level, we also monitor and manage the potential financial loss from the accumulation of risk exposure in any one year.
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
External perspectives

Various external stakeholders, among them regulators, rating agencies, investors and accounting bodies, place emphasis on the importance of sound risk management in the insurance industry. We monitor developments in the external environment and evolve our risk management practices accordingly.
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
Following a recommendation by the Chief Executive Officer, the Risk Committee also conducts a review and provides a recommendation to the Board of Directors regarding the appointment and/or removal of the Chief Risk and Actuarial Officer. The Risk Committee meets with the Chief Risk and Actuarial Officer in separate executive session on a regular basis.
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

Group executive level
Our management Executive Committee formulates our business objectives and risk strategy within the overall risk appetite set by our Board. It allocates capital resources and sets limits across the Group, with the objective of balancing return and risk. While the management Executive Committee is responsible overall for risk management, it has delegated some authority to various committees. Three Executive level committees focus on the Group’s risk exposure:

•
Our Risk Management Committee is responsible for overseeing the integrity and effectiveness of the Group's ERM framework, and ensuring that the Group's risk assumption and risk mitigation activities are consistent with that framework, including a review of the annual business plan relative to our risk limits.

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
Since our inception in 2001, we have expanded our international underwriting presence, with offices in Bermuda, the U.S., Europe, Singapore, Canada, Latin America and the Middle East. Our disciplined underwriting approach coupled with a group-wide peer review process has enabled us to manage this growth in a controlled and consistent manner.
A key component of the Group's underwriting risk governance is our peer review processes which allow for a collaborative review of risk and pricing and ensures that underwriting is within established protocol and guidelines. Underwriting guidelines are in place to provide a framework for consistent pricing and risk analysis and ensuring alignment to the Group's risk appetite. Limits are set on underwriting capacity, and cascade authority to individuals based on their specific roles and expertise.
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
Natural peril catastrophe risk
Natural catastrophes such as earthquakes, storms, tsunamis and floods represent a challenge for risk management due to their accumulation potential and occurrence volatility. In managing natural catastrophe risk, our internal risk tolerance framework aims to limit both the loss of capital due to a single event and the loss of capital that would occur from multiple (but perhaps smaller events) in any year. Within this framework, we have an established risk tolerance for single event, single zone probable maximum loss ("PML") within defined zones and at various return periods. For example, at the 1-in-250 year return period, we are not willing to expose more than 25% of our prior quarter-end common-equity from a single event within a single zone.
The table below shows our mean PML estimates for certain defined single zones which correspond to peak industry catastrophe exposures at January 1, 2016 and 2015:

At January 1, (in millions of U.S. dollars)		2016			2015
Single zone/single event	Perils	50 Year Return Period	100 Year Return Period	250 Year Return Period	50 Year Return Period	100 Year Return Period	250 Year Return Period

Southeast	U.S. Hurricane	$511	$729	$907	$548	$773	$947
Northeast	U.S. Hurricane	40	137	299	55	177	325
Mid-Atlantic	U.S. Hurricane	104	305	668	98	305	758
Gulf of Mexico	U.S. Hurricane	308	442	614	351	508	773
California	Earthquake	342	532	698	379	544	702
Europe	Windstorm	153	210	284	151	224	291
Japan	Earthquake	123	228	308	165	270	447
Japan	Windstorm	42	71	102	52	83	120

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
Our estimated net losses from peak zone catastrophes may change from period to period as a result of several factors, which include but are not limited to, updates to vendor catastrophe models, changes in our own modeling, changes in our underwriting portfolios, changes to our reinsurance purchasing strategy and changes in foreign exchange rates. Several of the aforementioned factors, including the opportunistic purchase of more reinsurance/retrocession protection, drove a reduction in our natural catastrophe PML's during 2015.
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
Reserving risk
The estimation of reserves is subject to uncertainty due to the fact that the settlement of claims that have arisen before the balance sheet date is dependent on future events and developments. Unforeseen loss trends resulting from court rulings, changes in the law, medical and long-term care, and economic factors such as inflation can have an impact on the ultimate cost to settle our claim liabilities.
We calculate the reserves for losses and claims settlement costs in accordance with actuarial practice based on substantiated assumptions, methods and assessments. The assumptions are regularly reviewed and updated, and the application of our Group reserving policy and standards of practice ensures a reliable and consistent procedure. Our loss reserving process demands data quality and reliability and requires a quantitative and qualitative review of both our overall reserves and individual large claims. Within a structured control framework, claims information is communicated on a regular basis throughout our organization, including to senior management, to provide an increased awareness regarding the losses that have taken place throughout the insurance markets. The detailed and analytical reserving approach that follows is designed to absorb and understand the latest information on our reported and unreported claims, to recognize the resultant exposure as quickly as possible, and to make appropriate and realistic provisions in our financial statements. We have well established processes for determining carried reserves, which we ensure are applied consistently over time.
Reserving for long-tail lines of business represents a significant component of reserving risk. When loss trends prove to be higher than those underlying our reserving assumptions, the risk is greater because of a stacking-up effect: we carry reserves to cover claims arising from several years of underwriting activity and these reserves are likely to be adversely affected by unfavorable loss trends. We manage and mitigate reserving risk on long-tail business in a variety of ways. First, the long-tail business we write is part of a well-balanced and diversified global portfolio of business. In 2015, our long-tail net premiums written (namely liability and motor business) represented 23% of our total premium written and 33% of total net reserves. We also purchase reinsurance on the liability business written in our insurance segment to reduce our net positions. Secondly, we follow a disciplined underwriting process that utilizes available information, including industry trends.
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
AXIS fosters a strong culture of review among its claims teams. This includes MIAs, whereby senior claims handlers audit a sample of claim files. The process is designed to ensure consistency between the claims units and to develop Group-wide best practices.
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

Credit risk aggregation
We monitor and manage the aggregation of credit risk on a Group-wide basis allowing us to consider exposure management strategies for individual companies, countries, regions, sectors and any other relevant inter-dependencies. Our credit exposures are aggregated based on the origin of risk. As part of our credit aggregation framework, we also assign aggregate credit limits by company and country. These limits are based and adjusted on a variety of factors including the prevailing economic environment and the nature of the underlying credit exposures.

Our credit aggregation measurement and reporting process is facilitated by our credit risk exposure database, which contains relevant information on counterparty details and credit risk exposures. The database is accessible by management throughout the Group, thus providing transparency to allow for the implementation of active exposure management strategies. We also license third party tools to provide credit risk assessments. We monitor all our credit aggregations and, where appropriate, adjust our internal risk limits and/or have taken specific actions to reduce our risk exposures. Credit risk aggregation is also managed through minimizing overlaps in underwriting, financing and investing activities.
Credit risk relating to investing activities
With our fixed maturity investment portfolio, which represents approximately $12 billion or 59% of our total assets, we are exposed to potential losses arising from the diminished creditworthiness of issuers of bonds as well as third party counterparties such as custodians. We limit such credit risk through diversification, issuer exposure limitation graded by ratings and, with respect to custodians, through contractual and other legal remedies. Excluding U.S. Treasury and Agency securities, we limit our concentration of credit risk to any single corporate issuer to 2% or less of our investment grade fixed maturities portfolio for securities rated A- or above and 1% or less of our investment grade fixed maturities portfolio for securities rated below A-. No more than 1.5% of total cash and invested assets can be invested in any single corporate issuer.
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

Credit risk relating to our underwriting portfolio
In our insurance segment, we provide credit insurance primarily for lenders (financial institutions) seeking to mitigate the risk of non-payment from their borrowers. This product has complemented our more traditional political risk insurance business in recent years. For the credit insurance contracts, it is necessary for the buyer of the insurance, most often a bank, to hold an insured asset, most often an underlying loan, in order to claim compensation under the insurance contract. The vast majority of the credit insurance provided is for single-name illiquid risks, primarily in the form of senior secured bank loans that can be individually analyzed and underwritten. As part of this underwriting process, an evaluation of credit-worthiness and reputation of the obligor is critical and forms the cornerstone of the underwriting process. We generally require that our clients retain a share of each transaction that we insure. A key element to our underwriting analysis is the assessment of recovery in the event of default and, accordingly, the strength of the collateral and the enforceability of rights to the collateral are paramount. We avoid insurance for structured finance products defined by pools of risks and insurance for synthetic products that would expose us to mark-to-market losses. We also seek to avoid terms in our credit insurance contracts which introduce liquidity risk, most notably, in the form of a collateralization requirement upon a ratings downgrade. We also provide protection against sovereign default or sovereign actions that result in impairment of cross-border investments for banks and corporations. Our contracts generally include conditions precedent to our liability relating to the enforceability of the insured transaction and restricting amendments to the transaction documentation, obligations on the insured to prevent and minimize losses, subrogation rights (including rights to have the insured asset transferred to us) and waiting periods.

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
Group Risk is responsible for coordinating and overseeing a Group-wide framework for operational risk management. As part of this, we maintain an operational loss-event database which helps us better monitor and analyze potential operational risk, identify any trends, and, where necessary, put in place improvement actions to avoid occurrence or recurrence of operational loss events.
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
We have specific processes and systems in place to focus on high priority operational matters such as information security, managing business continuity, and third party vendor risk:

•
Major failures and disasters which could cause a severe disruption to working environments, facilities and personnel, represent a significant operational risk to us. Our Business Continuity Management framework strives to protect critical business functions from these effects to enable us to carry out our core tasks in time and at the quality required. During 2015, we continued to review our Business Continuity Planning procedures through cyclical planned tests.

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
We monitor the capital positions of the Group and operating entity level and apply stress tests based on adverse scenarios. This allows us to take appropriate measures to ensure the continued strength of capital and solvency positions, and also enables us to take advantage of growth opportunities as they arise. Such measures are performed as and when required and include traditional capital management tools (e.g. dividends, share buy-backs, issuances of shares or debt) or through changes to our risk exposure (e.g. recalibration of our investment portfolio or changes to our reinsurance purchasing strategy).
Internal risk capital
We use our internal capital model to assess the capital consumption of our business, measuring and monitoring the potential aggregation of risk at extreme return periods.
Regulatory capital requirements
In each country in which we operate, the local regulator specifies the minimum amount and type of capital that each of the regulated entities must hold in support of their liabilities. We target to hold, in addition to the minimum capital required to comply with the solvency requirements, an adequate buffer to ensure that each of our operating entities meets its local capital requirements. Refer to Item 8, Note 21 of the Consolidated Financial Statements, 'Statutory Financial Information' for further information.
Rating agency capital requirements
Rating agencies apply their own models to evaluate the relationship between the required risk capital of a company and its available capital resources. The assessment of capital adequacy is usually an integral part of the rating agency process. Meeting rating agency capital requirements and maintaining strong credit ratings are strategic business objectives of the AXIS Group. For further information on our financial strength refer to Item 7 ‘Liquidity and Capital Resources’ section of this report.

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

Bermuda

Our Bermuda insurance operating subsidiary, AXIS Specialty Bermuda, is a Class 4 general business insurer subject to the Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”). The Insurance Act provides that no person may carry on any insurance or reinsurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (the “BMA”) under the Insurance Act. The Insurance Act imposes upon Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements, and grants the BMA powers to supervise, investigate, require information and demand the production of documents and intervene in the affairs of insurance companies. Significant requirements pertaining to Class 4 insurers include the appointment of an independent auditor, the appointment of a loss reserve specialist, the appointment of a principal representative in Bermuda, the filing of annual Statutory Financial Returns, the filing of annual GAAP financial statements, the filing of an annual capital and solvency return, compliance with minimum and enhanced capital requirements, compliance with certain restrictions on reductions of capital and the payment of dividends and distributions, compliance with group solvency and supervision rules, if applicable, and compliance with the Insurance Code of Conduct.

The BMA is seeking “equivalence” under Solvency II (as more fully described below under "Ireland").  The European Commission has recommended the BMA be granted full equivalence for Bermuda’s commercial insurance sector, including Class 4 insurers, with an effective date of January 1, 2016.  The European Parliament and Council are reviewing the proposed grant of full equivalence and this decision is expected shortly.

In November 2013, AXIS Capital formed AXIS Ventures Limited and its direct subsidiary Ventures Re. Ventures Re is a Class 3A insurer under the Insurance Act and a registered segregated accounts company under the Bermuda Segregated Accounts Companies Act 2000, as amended. Pursuant to a Direction under Section 56 of the Insurance Act issued by the BMA, Ventures Re is exempt from certain solvency and liquidity standards and reporting requirements.
The BMA acts as group supervisor of AXIS Capital and has designated AXIS Specialty Bermuda as the ‘designated insurer’ of the AXIS Capital group of insurance companies. In accordance with the group supervision and insurance group solvency rules, AXIS Capital is required to prepare and submit annual audited group GAAP financial statements, annual group statutory financial statements, an annual group statutory financial return, an annual group capital and solvency return and quarterly group unaudited GAAP financial statements, and to appoint both a group actuary and a group auditor. Enhanced group capital requirements (“ECR”) have been phased in since the financial year ending December 31, 2013, when the applicable ECR was 50% of the amount prescribed by the BMA, with an additional 10% applicable each subsequent year through 2018, when the full ECR will be required.
AXIS Capital, AXIS Specialty Bermuda, AXIS Specialty Holdings Bermuda Limited, AXIS Bermuda Services Limited, AXIS Specialty Markets Limited, AXIS Specialty Markets II Limited, AXIS Ventures Limited, Ventures Re, AXIS Bermuda Services II Limited and AXIS Specialty Investments II Limited must also comply with provisions of the Bermuda Companies Act 1981, as amended (the “Companies Act”), regulating the payment of dividends and distributions. A Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than its liabilities.
The Singapore branch of AXIS Specialty Bermuda, AXIS Specialty Limited (Singapore Branch), established in 2008, is regulated by the Monetary Authority of Singapore (the “MAS”) pursuant to The Insurance Act of Singapore which imposes significant regulations relating to capital adequacy, risk management, governance and audit and actuarial requirements. AXIS Specialty Limited (Singapore Branch) is registered by the Accounting and Corporate Regulatory Authority (“ACRA”) as a foreign company in Singapore and is also regulated by ACRA pursuant to the Singapore Companies Act. Prior to establishing its Singapore branch, AXIS Specialty Bermuda had maintained a representative office in Singapore since 2004.
AXIS Specialty Bermuda has reinsurance permissions in India, China and the Netherlands. AXIS Specialty Limited (Singapore Branch) has separate reinsurance permissions in India and China.
AXIS Syndicate 1686 (“AXIS Syndicate”), a Lloyd's Syndicate, is licensed through Lloyd's to write insurance and reinsurance in or from Bermuda, except for long-term business. See “United Kingdom” below for additional information regarding AXIS Syndicate.
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
State Insurance Regulation
AXIS Reinsurance Company is licensed to transact insurance and reinsurance in all 50 of the United States, the District of Columbia and Puerto Rico. AXIS Reinsurance Company is also authorized to transact insurance and reinsurance throughout Canada through its Canadian branch and has reinsurance permissions in Brazil, Ecuador, India and Mexico. AXIS Insurance Company is licensed to transact insurance and reinsurance in all 50 of the United States and in the District of Columbia. AXIS Specialty Insurance Company is licensed to transact insurance and reinsurance throughout the United States, except California, Iowa, Maine, New Mexico, New York and Wyoming. AXIS Surplus Insurance Company is eligible to write insurance on a surplus lines basis in all 50 of the United States, the District of Columbia and Puerto Rico.
Our U.S. Insurance Subsidiaries also are subject to regulation and supervision by their respective states of domicile and by other jurisdictions in which they do business. The regulations generally are derived from statutes that delegate regulatory and supervisory powers to an insurance official. The regulatory framework varies from state to state, but generally relates to approval of policy forms and rates, the standards of solvency that must be met and maintained, including risk-based capital standards, material transactions between an insurer and its affiliates, the licensing of insurers, agents and brokers, restrictions on insurance policy terminations, the nature of and limitations on the amount of certain investments, limitations on the net amount of insurance of a single risk compared to the insurer’s surplus, deposits of securities for the benefit of policyholders, methods of accounting, periodic examinations of the financial condition and market conduct of insurance companies, the form and content of reports of financial condition required to be filed, reserves for unearned premiums, losses, expenses and other obligations.
Our U.S. Insurance Subsidiaries are required to file detailed quarterly statutory financial statements with state insurance regulators in each of the states in which they conduct business. In addition, the U.S. Insurance Subsidiaries’ operations and accounts are subject to financial condition and market conduct examination at regular intervals by state regulators.
Regulators and rating agencies use statutory surplus as a measure to assess our U.S. Insurance Subsidiaries’ ability to support business operations and pay dividends. Our U.S. Insurance Subsidiaries are subject to various state statutory and regulatory restrictions that limit the amount of dividends that may be paid from earned surplus without prior approval from regulatory authorities. These restrictions differ by state, but generally are based on calculations using statutory surplus, statutory net income and investment income. In addition, many state regulators use the National Association of Insurance Commissioners promulgated risk-based capital requirements as a means of identifying insurance companies which may be under-capitalized.

Although the insurance industry generally is not directly regulated by the federal government, federal legislation and initiatives can affect the industry and our business. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”) was signed into law. Certain sections of that act pertain to the regulation and business of insurance. Specifically, the Federal Insurance Office was created (“FIO”). Initially, the FIO will have limited authority and mainly collect information and report on the business of insurance to Congress. In addition, Dodd-Frank contained the Nonadmitted and Reinsurance Reform Act of 2010 (“NRRA”). NRRA attempts to coordinate the payment of surplus lines taxes, simplify the granting of alien insurers to become surplus lines authorized and coordinates the credit for certain reinsurance. Various sections of Dodd-Frank become effective over time and regulations have yet to be drafted for certain provisions. AXIS does not anticipate that Dodd-Frank will have any material effect on its operations or financial condition this year, but will continue to monitor its implementation.
On April 1, 2015, we acquired Ternian Insurance Group LLC ("Ternian"), a leading provider of voluntary, limited benefit, affordable health plans and other employee benefits coverage for hourly and part-time workers and their families. Ternian is an authorized insurance producer in all 50 of the United States except Hawaii. As a resident insurance producer in Arizona, Ternian is subject to regulation and supervision by the Arizona Department of Insurance and is also subject to the regulation and supervision of the other states in which Ternian transacts business.
U.S. Authorizations of our Non-U.S. Insurance Subsidiaries
The insurance laws of each state of the United States regulate or prohibit the sale of (re)insurance within their jurisdictions by (re)insurers that are not admitted to do business within such jurisdictions, or conduct business pursuant to exemptions. AXIS Specialty Europe is eligible to write surplus lines business in all 50 of the United States, the District of Columbia and Puerto Rico. AXIS Syndicate is eligible to write surplus lines business in all 50 of the United States, in the District of Columbia and in all U.S. territories. AXIS Syndicate is authorized to write insurance business, except life insurance business, in the states of Illinois, Kentucky and in the U.S. Virgin Islands under licenses held in the name of “Lloyd's underwriters” or “Underwriters at Lloyd's, London”. AXIS Syndicate is authorized to write non-life reinsurance business in all 50 of the United States, the District of Columbia and in all U.S. territories, except for accident and health reinsurance in New York.
In addition to the regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers’ business operations are affected by regulatory requirements in various states of the U.S. governing “credit for reinsurance” that are imposed on their ceding companies. In general, a ceding company obtaining reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction or state in which the ceding company files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the ceding company’s liability for unearned premiums (which are that portion of premiums written which applies to the unexpired portion of the policy period), loss reserves and loss expense reserves ceded to the reinsurer. The great majority of states, however, permit a credit to statutory surplus resulting from reinsurance obtained from a non-licensed or non-accredited reinsurer to be recognized to the extent that the reinsurer provides a letter of credit, trust fund or other acceptable security arrangement. A few states do not allow credit for reinsurance ceded to non-licensed reinsurers except in certain limited circumstances and others impose additional requirements that make it difficult to become accredited. During 2013, in connection with the establishment of a Multi-Beneficiary Reinsurance Trust, AXIS Specialty Bermuda obtained accredited or trusteed reinsurer status in all U.S. jurisdictions except for California and New York.
Ireland
On November 4, 2015, Ireland transposed the Solvency II Directive (Directive 2009/138/EC) as amended by the Omnibus II Directive (2014/51/EC) (together “the Solvency II Directive”) into Irish Law effective January 1, 2016. This transposition took the form of secondary Irish legislation in the form of a Statutory Instrument, the European Communities (Insurance and Reinsurance) Regulations 2015, which together with the Solvency II Directive is collectively referred to herein as “Solvency II”. Solvency II represents a consolidation and modernization of existing European Commission Solvency I (re)insurance regulation and supervision and includes a new harmonized EU-wide risk based solvency and reporting regime for the (re)insurance sector. Solvency II covers three main areas: (i) the valuation of assets and liabilities and related solvency capital requirements; (ii) governance requirements including key functions of compliance, internal audit, actuarial and risk management; and (iii) new legal entity and European Union ("EU") group reporting and disclosure requirements including public disclosures. The new capital requirement must be computed using the Solvency II standard formula unless the Central Bank of Ireland ("CBI") approval has been received for capital to be computed using an internal model. Certain of our European legal entities are subject to Solvency II effective January 1, 2016. The CBI is the Solvency II EU group regulator.

AXIS Specialty Europe
AXIS Specialty Europe is a European public limited liability company incorporated as a non-life insurer under the laws of Ireland. AXIS Specialty Europe is authorized and regulated by the CBI pursuant to the Insurance Acts 1909 to 2000, as amended, repealed or replaced, the Central Bank Acts 1942 – 2014, as amended, repealed or replaced and EU regulation relating to general insurance and statutory instruments made thereunder. AXIS Specialty Europe is authorized to conduct business in 16 non-life insurance classes of business. AXIS Specialty Europe may also write reinsurance business within the classes of insurance business for which it is authorized. Significant additional regulation that applies to AXIS Specialty Europe includes the CBI’s Corporate Governance Code for Insurance Undertakings 2015, the Guidelines on the Reinsurance Cover of Primary Insurers and the Security of their Reinsurers, the 2015 Domestic Actuarial Regime and related Governance requirements under Solvency II and the Guidance for (Re) Insurance Undertakings on the Fitness and Probity Amendments 2015.
Ireland is a member of the European Economic Area, (“EEA”), which comprises each of the countries of the EU with the addition of Iceland, Liechtenstein and Norway.
AXIS Specialty Europe is subject to Solvency II regulation effective January 1, 2016. In accordance with Solvency II, AXIS Specialty Europe is permitted to provide insurance services to clients located in any other EEA member state (“Freedom of Services”), provided it has first notified the CBI and subject to compliance with any “general good requirements” as may be established by the applicable EEA Member State regulator. AXIS Specialty Europe has notified the CBI of its intention to provide insurance services on a Freedom of Services basis in all EEA countries.
Solvency II also permits AXIS Specialty Europe to carry on insurance business in any other EEA Member State under the principle of “Freedom of Establishment.” In May 2003, AXIS Specialty Europe established a branch in the United Kingdom to transact general insurance business in the United Kingdom trading as AXIS Specialty London. The CBI remains responsible for the prudential supervision of the branch; however, AXIS Specialty London is also regulated by the United Kingdom's Prudential Regulation Authority (“PRA”) and Financial Conduct Authority (“FCA”) in respect of the conduct of United Kingdom business.
In July 2008, AXIS Specialty Europe established an Australian branch, trading as AXIS Specialty Australia, to transact general insurance business in Australia. The CBI remains responsible for the prudential supervision of the branch; however the Australia Prudential Regulation Authority (“APRA”) is also responsible for the authorization of and the ongoing prudential supervision of the branch in accordance with the Insurance Act 1973, as amended, as well as regulations applicable to general insurers in Australia. AXIS Specialty Europe is also registered as a foreign company with the Australia Securities Investment Commission in accordance with Australia’s Corporations Act 2001, as amended. Significant additional regulation relates to branch capital adequacy, assets in Australia, risk management, reinsurance management, governance and audit and actuarial requirements. AXIS Specialty Europe ceased writing new and renewal business in its Australia branch during 2015 (see “Australia” below for additional information regarding AXIS Specialty Australia).
AXIS Specialty Europe has obtained local regulatory permission to carry on insurance business in Jersey and Gibraltar and has reinsurance permissions in India and China.
AXIS Re SE
AXIS Re SE is a European public limited liability company incorporated as a reinsurer under the laws of Ireland. AXIS Re SE is authorized by the CBI as a composite reinsurer (non-life and life) in accordance with the Insurance Acts 1909 to 2000, as amended, repealed or replaced, the Central Bank Acts 1942 - 2014 as amended, repealed or replaced and EU regulation applicable to reinsurance and statutory instruments made thereunder. Significant additional regulation that applies to AXIS Re SE includes the CBI’s Corporate Governance Code for Insurance Undertakings 2015, the Guidelines on the Reinsurance Cover of Primary Insurers and the Security of their Reinsurers, the 2015 Domestic Actuarial Regime and related Governance requirements under Solvency II and the Guidance for (Re) Insurance Undertakings on the Fitness and Probity Amendments 2015.
Solvency II regulation applies to AXIS Re SE effective January 1, 2016.
In September 2003, AXIS Re SE established a branch in Zurich, Switzerland trading as AXIS Re Europe and registered in Zurich as AXIS Re SE Dublin, Zurich branch. The CBI remains responsible for the prudential supervision of the branch. The

Swiss Financial Market Supervisory Authority does not impose additional regulation upon a Swiss branch of an EEA reinsurer.
AXIS Re SE has reinsurance permissions in Argentina, Bolivia, Brazil, China, Chile, Colombia, Dominican Republic, Ecuador, El Salvador, Guatemala, Honduras, India, Mexico, Panama, Paraguay, Peru and Venezuela.
AXIS Re SE has marketing offices in Brazil, Dubai, France and Spain. These offices are representative offices only and no business may be written or any regulated activity conducted from these offices. AXIS Re SE Escritório de Representação No Brasil Ltda. was established in Brazil as a subsidiary of AXIS Re SE to facilitate the Brazilian Superintendence of Private Insurance (“SUSEP”) regulatory requirements for approval of a representative office of AXIS Re SE and for AXIS Re SE to be registered with SUSEP as an Admitted Reinsurer.
AXIS Specialty Holdings Ireland Limited
AXIS Specialty Holdings Ireland Limited is the limited liability holding company for AXIS Specialty Europe and AXIS Re SE, incorporated under the laws of Ireland. In its capacity as a holding company of EU regulated (re)insurance companies, AXIS Specialty Holdings Ireland Limited is subject to certain group requirements under Solvency II.

AXIS Syndicate, through Lloyd's, has permission to write insurance, except permanent health, and reinsurance business on a Freedom of Services basis in Ireland.
United Kingdom
Under the law of England and Wales, a company may only conduct insurance and/or reinsurance business in the United Kingdom upon authorization.  AXIS Specialty Europe is authorized to transact business in the U.K. pursuant to Solvency II on a Freedom of Establishment basis through its branch, AXIS Specialty London.
The United Kingdom is a member of the EEA. AXIS Re SE may transact U.K. business on a Freedom of Services basis pursuant to Solvency II.

AXIS Syndicate 1686

The Corporation of Lloyd’s is not an insurance or reinsurance company.  The Corporation of Lloyd’s oversees and supports the Lloyd’s market.  The Lloyd’s market houses members, syndicates and managing agents.  Lloyd’s is a Society of members both corporate and individual, which underwrite insurance and reinsurance (each for their own account) as members of syndicates.  A syndicate is made up of one or more members that join together as a group to accept insurance and reinsurance risks.  They operate on an ongoing basis, although they are technically annual ventures.  Each syndicate is managed by a managing agent.  Managing agents write insurance business on behalf of the member(s) of the syndicate, which member(s) receive profits or bear losses in proportion to their share in the syndicate for each underwriting year of account.

Lloyd’s is subject to U.K. law and regulation by the PRA and FCA.  The Lloyd’s Act 1982 defines the governance structure and rules under which Lloyd’s operates. Under the Lloyd's Act 1982, the Council of Lloyd’s is responsible for the management and supervision of the Lloyd’s market. Lloyd's Managing Agents are also dual regulated by the PRA and FCA.

AXIS Corporate Capital UK Limited is approved by the Franchise Board of Lloyd’s as the sole (100%) corporate member supporting the business underwritten by AXIS Syndicate. AXIS Syndicate is managed by Asta Managing Agency Limited, a third party managing agent approved by Lloyd’s, PRA and FCA. Lloyd’s has a global network of licenses and authorizations and AXIS Syndicate may write business in and from countries where Lloyd’s has authorized status or pursuant to regulatory exemptions available to non-admitted reinsurers. AXIS Syndicate, through Lloyd's, is permitted to provide insurance, except permanent health, and reinsurance services on a Freedom of Services basis subject to compliance with any “general good requirements” as may be established by the applicable EEA member state regulators. AXIS Syndicate received approval from Lloyd’s during 2015 to establish an underwriting division at Lloyd’s Insurance Company (China) Limited, a wholly owned subsidiary of the Corporation of Lloyd’s.
Lloyd’s and AXIS Syndicate are subject to Solvency II regulation effective January 1, 2016.

Switzerland
AXIS Re SE conducts reinsurance business from its branch, AXIS Re Europe, in Zurich, Switzerland, subject to the supervision of the CBI.
AXIS Syndicate, through Lloyd's, is authorized to conduct all classes of insurance business, except life, sickness and legal expenses and is authorized to write all classes of reinsurance business in Switzerland.
Singapore
AXIS Specialty Bermuda conducts (re)insurance business from its branch in Singapore, AXIS Specialty Limited (Singapore Branch), subject to the supervision of the BMA and the MAS which imposes significant regulations relating to capital adequacy, risk management, governance and audit and actuarial requirements. AXIS Specialty Limited (Singapore Branch) is registered by ACRA as a foreign company in Singapore and regulated by ACRA pursuant to the Singapore Companies Act.
AXIS Syndicate, through Lloyd's, is licensed to write insurance from Singapore with the exception of certain compulsory classes and life business. Singaporean business may also be written from outside of Singapore in certain circumstances where it is placed with a Singapore intermediary licensed by the MAS to place business at Lloyd's or by dealing directly with the insured.
Canada
AXIS Reinsurance Company conducts (re)insurance business from AXIS Reinsurance Company (Canadian Branch), its branch in Canada, subject to the supervision of the New York State Department of Financial Services and the Office of the Superintendent of Financial Institutions Canada (“OSFI”), the federal regulatory authority that supervises federal Canadian and non-Canadian insurance companies operating in Canada pursuant to the Insurance Companies Act (Canada). The branch is authorized by OSFI to transact insurance and reinsurance. In addition, the branch is subject to the laws and regulations of each of the provinces and territories in which it is licensed.
AXIS Syndicate, through Lloyd's, subject to the laws and regulations of each of the provinces and territories in which it is licensed, is authorized to write insurance in or from Canada, with the following exceptions: hail insurance in respect of crop in the province of Quebec; home warranty insurance in the province of British Columbia; life insurance; credit protection insurance; title insurance; surety; and mortgage default insurance. AXIS Syndicate, through Lloyd's, is authorized to write reinsurance in or from Canada subject to certain restrictions relating to life reinsurance.

Australia
On September 29, 2015, the Board of Directors of AXIS Specialty Europe resolved, with effect from October 8, 2015, to cease writing new or renewal business in the AXIS Specialty Australia branch and to commence the process of placing AXIS Specialty Australia into run-off. AXIS Specialty Europe, by virtue of its branch in Australia, is subject to the supervision of the CBI and APRA. Significant additional regulation that applies to AXIS Specialty Australia relates to branch capital adequacy, assets in Australia, risk management, reinsurance management, governance and audit and actuarial requirements.
AXIS Syndicate, through Lloyd’s, is permitted to write insurance and reinsurance in or from Australia with certain exceptions.
Other Countries
The AXIS (re)insurance companies also (re)insure risks in many countries pursuant to regulatory permissions and exemptions available to non-admitted (re)insurers.
AXIS Syndicate may write insurance and reinsurance business where Lloyd's has authorized status or pursuant to regulatory exemptions available to non-admitted (re)insurers.

EMPLOYEES
As of February 16, 2016 we had approximately 1,225 employees. We believe that our employee relations are excellent.

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
Competition in the (re)insurance industry could reduce our growth and profitability.
The (re)insurance industry is highly competitive. We compete on an international and regional basis with major U.S., Bermuda, European and other international (re)insurers and underwriting syndicates, including Lloyd's some of which have greater financial, marketing and management resources than we do. We also compete with new companies that continue to be formed to enter the (re)insurance markets. In addition, capital market participants have recently created alternative products that are intended to compete with reinsurance products. New and alternative capital inflows in the (re)insurance industry and the retention by cedants of more business have recently caused an excess supply of (re)insurance capital. In addition, we may experience increased competition as a result of the consolidation in the (re)insurance industry, with consolidated entities having enhanced market power. Increased competition could result in fewer submissions, lower premium rates, less favorable policy terms and conditions and greater costs of customer acquisition and retention. In addition, if industry pricing does not meet our hurdle rate, we may reduce our future underwriting activities. These factors could have a material adverse effect on our growth and profitability.

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

Although there have been indicators of some stability returning to the financial markets, there continues to be significant uncertainty regarding the timeline for a full global economic recovery. While inflation has recently been limited and that trend may continue, it is possible that the steps taken by governments to stabilize financial markets and improve economic conditions could lead to an inflationary environment. Further, such steps may be ineffective and actual or anticipated efforts to continue to unwind some of such steps could disrupt financial markets and/or could adversely impact the value of our investment portfolio or general economic conditions. In addition, recent indications of slowing economic growth, coupled with the continued strengthening of the U.S. dollar and other macro and micro-economic factors have led to increased volatility in worldwide commodity prices. There are signs that declining commodity prices are already putting significant strain on the financial condition of a number of energy sector companies as well as introducing credit stresses for commodity-exporting countries.

Given the on-going global economic uncertainties, evolving market conditions may continue to affect our results of operations, financial position and capital resources. In the event that there is additional deterioration or volatility in financial markets or general economic conditions, our results of operations, financial position and/or liquidity, and competitive landscape could be materially and adversely affected.
Global climate change may have a material adverse effect on our results of operation and financial condition if we are not able to adequately assess and reserve for the increased frequency and severity of catastrophes resulting from these environmental factors.
The frequency and severity of natural catastrophe activity, including hurricanes, tsunamis, tornadoes, floods and droughts, has been greater in recent years. Atmospheric concentrations of carbon dioxide and other greenhouse gases have increased dramatically since the industrial revolution and there is debate as to whether this has caused a gradual increase in global average temperatures. Increasing global average temperatures may continue in the future and could impact our business in the long-term.
We attempt to mitigate the risk of financial exposure from climate change through our underwriting risk management practices. This includes sensitivity to geographic concentrations of risks, the purchase of protective reinsurance and selective underwriting criteria which can include, but is not limited to, higher premiums and deductibles and more specifically excluded policy risks. However, due to lack of scientific certainty about the causes of increased frequency and severity of catastrophes and the lack of adequate predictive tools, a continuation and worsening of recent trends may have a material impact on our results of operation or financial condition.

Our results of operations and financial condition could be materially adversely affected by the occurrence of natural and man-made disasters.

We have substantial exposure to unexpected losses resulting from natural disasters, man-made catastrophes and other catastrophe events. Catastrophes can be caused by various events, including hurricanes, typhoons, earthquakes, tsunamis, hailstorms, floods, explosions, severe winter weather, fires, drought, and other natural or man-made disasters. The incidence and severity of catastrophes are inherently unpredictable and our losses from catastrophes could be substantial.

Increases in the values and concentrations of insured property, particularly along coastal regions and increases in the cost of construction materials required to rebuild affected properties, may increase the impact of these occurrences on us in the future. Changes in global climate conditions may further increase the frequency and severity of catastrophe activity and losses in the future. Similarly, changes in global political and economic conditions may increase both the frequency and severity of man-made catastrophe events in the future. Examples of the impact of catastrophe events include our recognition of the net losses and loss expenses of:

•	$201 million, in aggregate, relating to various worldwide catastrophe and weather-related events in 2013;

•	$331 million in relation to Storm Sandy in 2012;

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
While we believe that our loss reserves at December 31, 2015 are adequate, new information, events or circumstances, unknown at the original valuation date, may lead to future developments in our ultimate losses being significantly greater or less than the reserves currently provided. The actual final cost of settling claims outstanding at December 31, 2015 as well as claims expected to arise from the unexpired period of risk is uncertain. There are many other factors that would cause our reserves to increase or decrease, which include, but are not limited to, changes in claim severity, changes in the expected level of reported claims, judicial action changing the scope and/or liability of coverage, changes in the legislative, regulatory, social and economic environment and unexpected changes in loss inflation.

Our thirteen-year operating history, which includes periods of rapid growth, means that our loss reserve estimates, particularly on the longer tailed classes of business, may place more reliance on industry benchmarks than might be the case for companies with longer operating histories; as a result, the potential for volatility in our estimated loss reserves may be more pronounced than for more established companies. When establishing our single point best estimate of loss reserves at December 31, 2015, our management considered actuarial estimates and applied informed judgment regarding qualitative factors that may not be fully captured in actuarial estimates. Such factors included, but were not limited to: the timing of the emergence of claims, volume and complexity of claims, social and judicial trends, potential severity of individual claims and the extent of internal historical loss data versus industry information.
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
Our fixed maturities, which represent 88% of our total investments and 81% of total cash and investments at December 31, 2015, may be adversely impacted by changes in interest rates. Increases in interest rates could cause the fair value of our investment portfolio to decrease, resulting in a lower book value (refer to Item 7A 'Quantitative and Qualitative Disclosure About Market Risk' for a related sensitivity analysis).
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
While technology can streamline many business processes and ultimately reduce the cost of operations, technology initiatives present certain risks. Our business is dependent upon our employees’ and outsourcers’ ability to perform, in an efficient and uninterrupted fashion, necessary business functions such as processing policies and paying claims. A shutdown or inability to access one or more of our facilities, a power outage, or a failure of one or more of our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. If sustained or repeated, such a business interruption, system failure or service denial could result in a deterioration of our ability to write and process business, provide customer service, pay claims in a timely manner or perform other necessary business functions. Unauthorized access, computer viruses, deceptive communications (phishing), malware, hackers and other external hazards including catastrophe events could expose our data systems to security breaches. These risks could expose us to data loss and damages. As a result, our ability to conduct our business might be adversely affected.
While we have not experienced a material breach of cybersecurity to date, we have no assurance that such a breach will not occur in the future. However, over time, and particularly recently, the sophistication of these threats continues to increase. While administrative and technical controls, along with other preventative actions, reduce the risk of cyber incidents and protect our information technology, they may be insufficient to prevent cyber attacks and/or other security breaches to our computer systems.
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
Our reporting currency is the U.S. dollar. However, a portion of our gross premiums are written in currencies other than the U.S. dollar and a portion of our loss reserves are in non-U.S. currencies. In addition, a portion of our investment portfolio is denominated in currencies other than the U.S dollar. From time to time, we may experience losses resulting from fluctuations in the values of these non-U.S. currencies, which could adversely affect our operating results. Although we attempt to manage our foreign currency exposure through matching of our major foreign-denominated assets and liabilities, as well as through use of currency derivatives, there is no guarantee that we will successfully mitigate our exposure to foreign exchange losses. The sovereign debt crisis in Europe and the related financial restructuring efforts, which may cause the value of the euro to deteriorate, may magnify these risks.
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
Government intervention and the possibility of future government intervention have created uncertainty in the (re)insurance markets. Government regulators are generally concerned with having re/insurers with high solvency ratios and localized capital to ensure the protection of policyholders to the possible detriment of other constituents, including shareholders of (re)insurers. An example of such intervention was the December 2007 extension of the material provisions of TRIA for an additional seven years to December 31, 2014 and expansion of coverage to include domestic acts of terrorism. TRIEA expired at the end of 2014 but was reauthorized, with some adjustments to its provisions, in January 2015 for six years through December 31, 2020.
In recent years certain U.S. and non-U.S. judicial and regulatory authorities, including U.S. Attorney’s Offices and certain state attorneys general, have commenced investigations into other business practices in the insurance industry. In addition, although the U.S. federal government has not historically regulated insurance, there have been proposals from time to time, and especially after the most recent global financial crisis, to impose federal regulation on the U.S. insurance industry. For example, in 2010, Dodd-Frank established a Federal Insurance Office ("FIO") within the U.S. Treasury. The FIO has limited regulatory authority and is empowered to gather data and information regarding the insurance industry, and has conducted and submitted a study to the U.S. Congress on how to modernize and improve insurance regulation in the U.S. This study's findings are not expected to have a significant impact on the Company. Further, Dodd-Frank gives the Federal Reserve supervisory authority over a number of U.S. financial services companies, including insurance companies, if they are designated by a two-thirds vote of a Financial Stability Oversight Council as ‘systemically important’. While we do not believe that we are systemically important, as defined in Dodd-Frank, Dodd-Frank or additional federal or state regulation that is adopted in the future could impose significant burdens on us, impact the ways in which we conduct our business and govern our subsidiaries, increase compliance costs, increase the levels of capital required to operate our subsidiaries, duplicate state regulation and/or result in a competitive disadvantage.

Certain of our European legal entities became subject to the Solvency II Directive on January 1, 2016. Solvency II is a consolidation and modernization of existing European Commission (“E.C.”) Solvency I (re)insurance regulation and supervision. The new regulation covers three main areas: (i) the valuation of assets and liabilities on a Solvency II economic basis and risk based solvency and capital requirements; (ii) governance requirements including key function of compliance, internal audit, actuarial and risk management; and (iii) new supervisory legal entity and group reporting and disclosure requirements including public disclosures. The Bermuda Monetary Authority (“BMA”) is seeking “equivalence” under the Solvency II Directive and the E.C. has recommended the BMA be granted full equivalence for Bermuda's commercial insurance sector, including Class 4 insurers. The European Parliament and Council are reviewing the proposed grant of full equivalence and this decision is expected shortly.
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
We market our (re)insurance worldwide primarily through (re)insurance brokers and derive a significant portion of our business from a limited number of brokers. Marsh & McLennan Companies, Inc., including its subsidiary Guy Carpenter & Company, Inc., Aon Corporation and Willis Group Holdings Ltd., provided a total of 53% of our gross premiums written during 2015. Our relationships with these brokers are based on the quality of our underwriting and claim services, as well as our financial strength ratings. Any deterioration in these factors could result in the brokers advising our clients to place their business with other (re)insurers. In addition, these brokers also have, or may in the future acquire, ownership interests in insurance and reinsurance companies that may compete with us and these brokers may favor their own (re)insurers over other companies. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.
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

Changes in U.S. federal income tax law and other tax laws, including changes resulting from the recommendations of the Organization for Economic Cooperation and Development ("OECD"), could materially adversely affect us.

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

The OECD has published reports and launched a global initiative among member and non-member countries on measures to limit harmful tax competition, known as the "Base Erosion and Profit Shifting ("BEPS") project. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. We expect many countries to change their tax laws in response to this project, and several countries have already changed or proposed changes to their tax laws in anticipation of the final reports. Changes to tax laws and additional reporting requirements could increase the complexity, burden and cost of compliance.

The price of our common shares may be volatile.

There has been significant volatility in the market for equity securities in recent years. During 2015, 2014, and 2013 the price of our common shares fluctuated from a low of $47.65 to a high of $60.00, a low of $41.82 to a high of $52.21 and a low of $34.95 to a high of $49.75, respectively. On February 17, 2016, our common shares closed at a price of $53.28. The price of our common shares may not remain at or exceed current levels. The following factors, in addition to those described in other risk factors above, may have an adverse impact on the market price of our common stock:

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

We have no outstanding, unresolved comments that were received from the SEC staff 180 days or more before the end of our fiscal year at December 31, 2015.

ITEM 2.	PROPERTIES

We maintain office facilities in the United States, Bermuda, Europe, Canada, Australia, Singapore, Latin America and Middle East. We own the property in which our offices are located in Dublin, Ireland, and we lease office space in the other countries. We renew and enter into new leases in the ordinary course of business as required. Our global headquarters is located at 92 Pitts Bay Road, AXIS House, Pembroke HM 08, Bermuda. We believe that our office space is sufficient for us to conduct our operations for the foreseeable future.

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

Our common shares are listed on the New York Stock Exchange under the symbol “AXS”. The following table provides the high and low sales prices per share of our common shares for each of the fiscal quarters in the last two fiscal years as reported on the New York Stock Exchange Composite Tape:

	2015			2014
	High	Low	Dividends Declared	High	Low	Dividends Declared

1st Quarter	$53.02	$47.65	$0.29	$47.41	$41.82	$0.27
2nd Quarter	$59.38	$50.81	$0.29	$47.34	$43.91	$0.27
3rd Quarter	$60.00	$53.19	$0.29	$48.66	$43.00	$0.27
4th Quarter	$57.98	$52.48	$0.35	$52.21	$44.94	$0.29

On February 8, 2016, the number of holders of record of our common shares was 20. This figure does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.
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

ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information regarding the number of common shares we repurchased in the quarter ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Announced Plans or Programs(b)
October 1-31, 2015	2,431	$53.20	—	$443.5	million
November 1-30, 2015	898	$55.43	—	$443.5	million
December 1-31, 2015	5,054	$55.97	—	$750.0	million
Total	8,383		—	$750.0	million

(a)
From time to time, we purchase shares in connection with the vesting of restricted stock awards granted to our employees under our 2007 Long-Term Equity Compensation Plan. The purchase of these shares is separately authorized and is not part of our Board-authorized share repurchase program, described below.

(b)
On December 7, 2015, our Board of Directors authorized a new share repurchase plan for up to $750 million of our common shares through December 31, 2016. The new share repurchase authorization, effective December 31, 2015, replaced the previous plan which had $444 million available until the end of 2016. Share repurchases may be effected from time to time in open market or privately negotiated transactions, depending on market conditions.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth our selected historical consolidated financial information for the last five years. This data should also be read in conjunction with the Consolidated Financial Statements and the accompanying notes presented under Item 8 and with ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’ under Item 7.

	At and For the year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
Selected Statement of Operations Data:
Gross premiums written	$4,603,730	$4,711,519	$4,697,041	$4,139,643	$4,096,153
Net premiums earned	3,686,417	3,870,999	3,707,065	3,415,463	3,314,961
Net investment income	305,336	342,766	409,312	380,957	362,430
Net realized investment gains (losses)	(138,491)	132,108	75,564	127,469	121,439
Net losses and loss expenses	2,176,199	2,186,722	2,134,195	2,096,028	2,675,052
Acquisition costs	718,112	737,197	664,191	627,653	587,469
General and administrative expenses	596,821	621,876	575,390	560,981	459,151
Interest expense and financing costs	50,963	74,695	61,979	61,863	62,598
Preferred share dividends	40,069	40,088	40,474	38,228	36,875
Net income available to common shareholders(1) (2) (3)	$601,562	$770,657	$683,910	$495,004	$9,430

Per Common Share Data:
Basic earnings per common share	$6.10	$7.38	$6.02	$4.05	$0.08
Diluted earnings per common share	6.04	7.29	5.93	4.00	0.07
Cash dividends declared per common share	$1.22	$1.10	$1.02	$0.97	$0.93
Basic weighted average common shares outstanding	98,609	104,368	113,636	122,148	122,499
Diluted weighted average common shares outstanding	99,629	105,713	115,328	123,654	128,122

Operating Ratios:(4)
Net loss and loss expense ratio	59.0%	56.5%	57.6%	61.4%	80.7%
Acquisition cost ratio	19.5%	19.0%	17.9%	18.4%	17.7%
General and administrative expense ratio	16.2%	16.1%	15.5%	16.4%	13.9%
Combined ratio	94.7%	91.6%	91.0%	96.2%	112.3%

Selected Balance Sheet Data:
Investments	$13,375,186	$13,769,979	$13,780,336	$13,546,894	$12,466,889
Cash and cash equivalents	1,174,751	1,209,695	987,876	850,550	1,082,838
Reinsurance recoverable on unpaid and paid losses	2,096,104	1,926,145	1,929,988	1,863,819	1,770,329
Total assets	19,981,891	19,955,736	19,634,784	18,852,344	17,806,059
Reserve for losses and loss expenses	9,646,285	9,596,797	9,582,140	9,058,731	8,425,045
Unearned premiums	2,760,889	2,735,376	2,683,849	2,454,692	2,454,462
Senior notes	991,825	990,790	995,855	995,245	994,664
Total shareholders’ equity attributable to AXIS Capital	$5,866,882	$5,821,121	$5,817,962	$5,779,761	$5,444,079
Book value per common share(5)(6)	$55.32	$52.23	$47.40	$44.75	$39.37
Diluted book value per common share(5)(6)	$54.08	$50.63	$45.80	$42.97	$38.08
Common shares outstanding(6)	94,708	99,426	109,485	117,920	125,588
Common shares outstanding - diluted(6)	96,883	102,577	113,325	122,793	129,818

(1)
During 2015, the Company implemented a number of profitability enhancement initiatives which resulted in a recognition of reorganization and related expenses of $46 million and additional general and administrative expenses of $5 million in the Consolidated Statement of Operations for the year ended December 31, 2015. Refer to Item 8, Note 18 to the Consolidated Financial Statements 'Reorganization and Related Expenses' for additional information on the profitability enhancement initiatives.

(2)
During 2015, the Company accepted a request from PartnerRe Ltd., a Bermuda exempted company ("PartnerRe") to terminate the Agreement and Plan of Amalgamation (the "Amalgamation Agreement") with the Company. PartnerRe paid the Company a termination fee of $280 million.

(3)
During 2015, the Company early adopted the Accounting Standard Update (“ASU”) 2015-02, “Amendments to the Consolidation Analysis” issued by the Financial Accounting Standards Board. The adoption of this amended accounting guidance resulted in the Company concluding that it is no longer required to consolidate the results of operations and the financial position of Ventures Re. The Company adopted this revised accounting guidance using the modified retrospective approach and ceased to consolidate AXIS Ventures Reinsurance Limited ("Ventures Re") effective as of January 1, 2015. The 2014 net income available to common shareholders includes an amount attributable from noncontrolling interests of $6,181. Refer to Item 8, Note 14 to the Consolidated Financial Statements 'Noncontrolling Interests' for additional information on the adoption of ASU 2015-02.

(4)	Operating ratios are calculated by dividing the respective operating expenses by net premiums earned.

(5)
Book value per common share and diluted book value per common share are based on total common shareholders’ equity divided by common shares and diluted common share equivalents outstanding, respectively.

(6)
Calculations and share amounts at December 31, 2015 include 1,358,380 additional shares delivered to the Company in January 2016 under the Company's Accelerated Share Repurchase ("ASR") agreement entered into on August 17, 2015. Refer to Item 8, Note 13 to the Consolidated Financial Statements 'Shareholders' Equity' for additional information on the ASR.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the years ended December 31, 2015, 2014 and 2013 and our financial condition at December 31, 2015 and 2014. This should be read in conjunction with the Consolidated Financial Statements and related notes included in Item 8 of this report. Tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

2015 FINANCIAL HIGHLIGHTS

2015 Consolidated Results of Operations

•	Net income available to common shareholders of $602 million, or $6.10 per common share and $6.04 per diluted common share

•	Operating income of $401 million, or $4.02 per diluted common share(1)

•	Gross premiums written of $4.6 billion

•	Net premiums written of $3.7 billion

•	Net premiums earned of $3.7 billion

•	Net favorable prior year reserve development of $243 million

•	Estimated catastrophe and weather-related pre-tax net losses of $100 million

•	Underwriting income of $302 million and combined ratio of 94.7%

•	Net investment income of $305 million

•	Net realized investment losses of $138 million

•	Foreign exchange gains of $102 million

•	Total fee of $315 million received following the cancellation of the Amalgamation Agreement with PartnerRe, including $35 million received as reimbursement for merger related expenses

•	Pre-tax charges of $51 million relating to profitability enhancement initiatives including reorganization and related expenses of $46 million and incremental corporate expenses of $5 million
2015 Consolidated Financial Condition

•	Total cash and investments of $14.5 billion; fixed maturities, cash and short-term securities comprise 89% of total cash and investments and have an average credit rating of AA-

•	Total assets of $20.0 billion

•	Reserve for losses and loss expenses of $9.6 billion and reinsurance recoverable of $2.1 billion

•	Total debt of $992 million and a debt to total capital ratio of 14.5%

•
During the year the Company entered into an ASR agreement to repurchase an aggregate of $300 million of the Company's ordinary shares. On August 20, 2015, under the terms of this agreement the Company initially acquired 4.1 million ordinary shares. The agreement was terminated effective January 15, 2016, under an early termination clause, with the Company acquiring an additional 1.4 million ordinary shares. Refer to Item 8, Note 13 to the Consolidated Financial Statements 'Shareholders' Equity' for additional information

•	At February 24, 2016 the remaining authorization under the share repurchase program approved by our Board of Directors and effective through December 31, 2016, was $654 million

•	Common shareholders’ equity of $5.2 billion; diluted book value per common share of $54.08

(1)
Operating income is a non-GAAP financial measure as defined in SEC Regulation G. See ‘Non-GAAP Financial Measures’ for reconciliation to nearest GAAP financial measure (net income available to common shareholders).

EXECUTIVE SUMMARY

Business Overview
We are a Bermuda-based global provider of specialty lines insurance and treaty reinsurance products with operations in Bermuda, the United States, Europe, Singapore, Canada, Australia, Latin America and the Middle East. Our underwriting operations are organized around our two global underwriting platforms, AXIS Insurance and AXIS Re.
Our mission is to provide our clients and distribution partners with a broad range of risk transfer products and services and meaningful capacity, backed by significant financial strength. We manage our portfolio holistically, aiming to construct the optimum consolidated portfolio of funded and unfunded risks, consistent with our risk appetite and development of our franchise. We nurture an ethical, entrepreneurial and disciplined culture that promotes outstanding client service, intelligent risk taking and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a global leader in specialty risks. Our execution on this mission in 2015 included:

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

•
growth of our syndicate at Lloyd's which provides us with access to Lloyd's worldwide licenses and an extensive distribution network. Additionally, during 2015 the Company received approval from Lloyd's for the establishment of an underwriting division at Lloyd's Insurance Company (China) Limited ("Lloyd's China"). The underwriting division will focus on treaty reinsurance business on the Lloyd's China platform beginning January 1, 2016; and

•
continued growth of our accident and health lines, which launched in 2010 and are focused on specialty accident and health products. In addition, during December 2015 the Company was granted a license by the Dubai Financial Services Authority to establish a representative office in the Dubai International Financial Center. The representative office will initially focus on marketing accident and health specialty reinsurance in the Middle East and Africa.

Amalgamation with PartnerRe Ltd.

On January 25, 2015, the Company entered into an the Amalgamation Agreement with PartnerRe pursuant to which the Company would amalgamate with PartnerRe, and the two companies would continue as a single Bermuda exempted company. On August 3, 2015, the Company announced that it accepted a request from PartnerRe to terminate the Amalgamation Agreement. PartnerRe paid the Company $315 million to immediately terminate the Amalgamation Agreement, the amount comprising a termination fee of $280 million and a reimbursement of merger-related expenses of $35 million.

Purchase of Ternian Insurance Group

On April 1, 2015, the Company announced that it completed the acquisition of Ternian Insurance Group LLC, a leading provider of voluntary, limited benefit, affordable health plans and other employee benefits coverage for hourly and part-time workers and their families.

Profitability Enhancement Initiatives

During the third quarter of 2015, the Company implemented a number of profitability enhancement initiatives, including the decision to wind down our Australian retail insurance operations, which resulted in staff redundancies, the write-off of certain assets and recognition of lease abandonment charges. In connection with these initiatives we recognized reorganization and related expenses of $46 million and additional corporate expenses of $5 million in the Consolidated Statements of Operations. Refer to Item 8, Note 18 to the Consolidated Financial Statements 'Reorganization and Related Expenses' for additional information.
Results of Operations

Year ended December 31,	2015	% Change	2014	% Change	2013

Underwriting income:
Insurance	$41,433	(47%)	$78,635	(7%)	$84,749
Reinsurance	260,809	(32)%	382,894	12%	343,220
Net investment income	305,336	(11%)	342,766	(16%)	409,312
Net realized investment gains (losses)	(138,491)	nm	132,108	75%	75,564
Other expenses, net	(61,589)	(53%)	(131,839)	(29%)	(185,380)
Termination fee received	280,000	—	—	—	—
Reorganization and related fees	(45,867)	—	—	—	—
Net income	641,631	(20%)	804,564	11%	727,465
Amounts attributable from noncontrolling interests	—	nm	6,181	nm	—
Preferred share dividends	(40,069)	—%	(40,088)	(1%)	(40,474)
Loss on repurchase of preferred shares	—	nm	—	nm	(3,081)
Net income available to common shareholders	$601,562	(22%)	$770,657	13%	$683,910

Operating income	$400,515	(29)%	$562,875	(11%)	$633,072

nm – not meaningful
Underwriting Results
2015 versus 2014: The $159 million reduction in our underwriting result during 2015 compared to 2014 was primarily driven by the impact of the increase in the current accident year loss ratio, the impact of lower net earned premiums, higher acquisition cost ratio in the reinsurance segment and a decrease in net favorable prior year development in the insurance segment.
The reinsurance segment underwriting income decreased by $122 million during 2015 compared to 2014. The decrease in underwriting income was primarily driven by the increase in the current accident year loss ratio due to changes in business mix, an increase in losses due to catastrophe and weather-related events and increased loss experience in our Credit & Surety lines. An increase in the acquisition cost ratio and the impact of lower net earned premiums also contributed to the overall decrease. Partially offsetting these decreases was a $24 million increase in net favorable prior year reserve development.
The insurance segment underwriting income decreased by $37 million during 2015 compared to 2014. The decrease in underwriting income was primarily driven by a $40 million decrease in net favorable prior year reserve development and the impact of lower net earned premiums. An increase in the current accident year loss ratio due to an increase in marine mid-sized losses and liability attritional loss experience was largely offset by improvements in property and professional lines loss experience, improvements due to changes in the business mix and a decrease in losses due to catastrophe and weather-related events. Additionally, partially offsetting the decrease in underwriting income was a decrease in the acquisition costs.
2014 versus 2013: The $34 million improvement in our underwriting result during 2014 compared to 2013 was primarily due to a decrease in the level of catastrophe and weather-related losses. The increase in net favorable prior year reserve development of $40 million also contributed to the improvement. These improvements were partially offset by increases in the current accident year loss ratios, exclusive of the catastrophe and weather-related losses, for both segments.
Our insurance segment's underwriting income decreased by $6 million in 2014 compared to 2013. The decrease was primarily due to an increase in the current accident year loss ratio, after adjusting for catastrophe and weather-related losses, due to an increase in the loss ratio in the property lines, which were impacted by a higher level of loss activity in recent periods, and a change in the mix of business written, partially offset by better than expected loss experience in the marine and liability lines. The decrease in underwriting income was also impacted by an increase in acquisition costs and was partially offset by a decrease in catastrophe and weather related-losses, lower general and administrative expenses and a $13 million increase in net favorable prior year reserve development.
Our reinsurance segment's underwriting result improved by $40 million in 2014 compared to 2013. The increase was primarily attributable to the significantly lower level of catastrophe and weather-related losses and a $26 million increase in net favorable prior year development. Partially offsetting these increases were an increase in the current accident year loss ratio, after adjusting for catastrophe and weather-related losses, and an increase in acquisition costs. The current accident year loss ratio, after adjusting for catastrophe and weather-related losses, increased due to a change in the mix of business and an increase in agriculture loss reserves, partially offset by improved loss experience across most other lines of business.
Net Investment Income
The variability in our net investment income from 2013 through 2015 was largely attributable to the performance of our other investments. Income from this portfolio decreased by $37 million in 2015 compared to 2014, as a result of lower returns from our hedge funds and a decline in value of our investments in equity tranches of collateralized loan obligations ("CLO Equities") which declined in value along with other risk assets. Comparatively, income from this portfolio decreased by $71 million in 2014 compared to 2013, driven by lower returns from our hedge funds and reflected lower returns from global equity markets during 2014.
Excluding income from our other investments, net investment income was comparable to 2014. Net investment income increased $5 million in 2014, compared to 2013 due to an increase in average fixed maturities balances.
Net Realized Investment Gains (Losses)
During 2015, we realized net investment losses of $138 million compared to net investment gains of $132 million in 2014 and net investment gains of $76 million in 2013. The net realized losses during 2015 were primarily due to foreign exchange losses on non-U.S. denominated fixed maturities, as a result of the strengthening of the US dollar, and an increase in other-than-temporary impairment ("OTTI") charges. OTTI charges were $73 million, $31 million and $9 million in 2015, 2014 and 2013, respectively. The increase in OTTI during 2015 was primarily attributable to losses recorded on high yield corporate debt securities as a result of the widening of credit spreads.
Other Expenses (Revenues), Net
Depreciation of the euro, Sterling and Australian Dollar against the U.S. Dollar drove foreign exchange gains of $102 million during 2015, while the depreciation of the euro and Sterling against the U.S. dollar resulted in foreign exchange gains of $104 million in 2014 and both periods primarily reflected the remeasurement of our foreign-denominated net insurance-related liabilities. Conversely appreciation of the euro and Sterling drove foreign exchange losses of $26 million in 2013. The 2013 loss was partially offset by the depreciation of the Australian dollar.
Excluding these foreign exchange-related amounts, other expenses were $164 million, $236 million and $159 million in 2015, 2014 and 2013, respectively. Corporate expenses decreased from $136 million in 2014, to $110 million in 2015. The $26 million decrease was driven by adjustments to senior leadership executive stock-compensation awards, a decrease in severance expenses, a reduction in performance-based incentive accruals, lower costs related to operational excellence initiatives and the favorable impact of foreign exchange. These reductions were partially offset by a reduction of certain costs allocated to the operating segments and reorganization related corporate expenses incurred. Corporate expenses increased from $90 million in 2013, to $136 million in 2014, driven by increased personnel costs and other expenses associated with operational excellence initiatives along with a reduction in certain allocated costs to segments. The operational excellence initiatives are aimed at improving the effectiveness and efficiency of our operations and are expected to result in a reduction of expenses in future periods.
Tax expense decreased to $3 million in 2015, compared to $26 million in 2014. The effective tax rate can vary between periods depending on the distribution of net income amongst tax jurisdictions, as well as other factors. The primary factor in the decrease in the effective tax rate from 2014 to 2015, was the geographical distribution of our net income with the majority of our operating income as well as the PartnerRe merger termination fee received recognized in Bermuda. The tax expense increase to $26 million in 2014, from $7 million in 2013, was due to an increase in valuation allowances and a decrease in tax exempt income.

A $24 million decrease in interest expense and financing costs for 2015, compared to 2014, primarily reflected the repayment of the $500 million 5.75% senior unsecured notes which were due on December 1, 2014. The $13 million increase for 2014 compared to 2013, related to the issuance during the first quarter of 2014 of $250 million of 2.65% senior unsecured notes due in 2019 and $250 million of 5.15% senior unsecured notes due in 2045.

Termination Fee Received

On August 3, 2015, AXIS Capital announced that we accepted a request from PartnerRe to terminate the Amalgamation Agreement with the Company. PartnerRe paid the Company $315 million to immediately terminate the Amalgamation Agreement, the amount comprising a termination fee of $280 million and a reimbursement of merger-related expenses of $35 million.

Reorganization and Related Expenses

During 2015, the Company implemented a number of profitability enhancement initiatives which resulted in a recognition of reorganization and related expenses of $46 million and additional corporate expenses of $5 million in the Consolidated Statement of Operations. The reorganization and related expenses included staff severance and related costs, the write-off of certain information technology assets, lease cancellation costs and an impairment of certain customer-based intangibles following the decision to wind down our Australian retail insurance operations. Refer to Item 8, Note 4 to the Consolidated Financial Statements 'Goodwill and Intangibles' and to Note 18 'Reorganization and Related Expenses' for additional information.

Amounts Attributable from Noncontrolling Interest

During the second quarter of 2015, the Company early adopted ASU 2015-02, "Amendments to the Consolidation Analysis" issued by the FASB. Following the adoption of this ASU, effective as of January 1, 2015, the Company no longer consolidates the results of AXIS Ventures Reinsurance Limited, a variable interest entity, in its Consolidated Financial Statements. Refer to Item 8, Note 14 to the Consolidated Financial Statements 'Noncontrolling Interests' for additional information.
Outlook

Management expects an overall increase in gross premiums written in 2016, with variances between our lines of business within the operating segments driven by market conditions and available opportunities, as we maintain our focus on diversification and pursuit of those opportunities that will expand our reach in areas where we believe the returns to be most attractive.

Competitive conditions continue to impact worldwide insurance markets with greatest pressures impacting catastrophe exposed property and certain global specialty lines of business. We also observed greater competitiveness for large accounts compared to smaller risks. These competitive pressures have led to price reductions across most lines of business, with decreases in international markets generally more severe than those observed in the United States. We expect this trend to continue in the short-term but believe that there are still attractive risks in the market. In this challenging market environment, we are focusing on lines and markets that remain adequately priced or continue to deliver price increases and those that provide opportunities for profitable growth.  Where necessary we also continue to shift our business mix toward smaller, less volatile risk accounts which we believe will enable us to achieve a better, more stable attritional loss experience with lower severity.

The reinsurance markets' trading environment remains very challenging in the majority of lines of business and geographical regions.  The market continues to be influenced by excess capacity generated by new lower-cost of capital entrants, strong balance sheets of established market participants reflecting below-average levels of recent loss trends and a consolidation of reinsurance purchasing. Despite these difficult conditions we observed recent favorable trends which we expect to impact our business including many cedants reducing the size of their reinsurer panels, increased losses on higher retentions for some cedants and Solvency II-driven purchases introducing new opportunities. These factors, combined with AXIS customer-centric approach, provide opportunity for us to grow. We continue to address the difficult market conditions by taking underwriting actions to protect the quality and profitability of our book, targeting larger shares of the more attractive treaties, reducing the overall volatility of our reinsurance book, and building a strong group of third party capital partners with whom to share our risks and earn attractive fees.

Financial Measures
We believe that the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

Year ended and at December 31,	2015	2014	2013

ROACE(1)	11.5%	14.8%	13.1%
Operating ROACE(2)	7.7%	10.8%	12.1%
Diluted book value per common share(3)(4)	$54.08	$50.63	$45.80
Cash dividends declared per common share	1.22	1.10	1.02
Increase in diluted book value per common share adjusted for dividends	$4.67	$5.93	$3.85

(1)
Return on average common equity (“ROACE”) is calculated by dividing net income available to common shareholders for the year by the average shareholders’ equity determined by using the common shareholders’ equity balances at the beginning and end of the year.

(2)
Operating ROACE is calculated by dividing operating income for the year by the average common shareholders’ equity determined by using the common shareholders’ equity balances at the beginning and end of the year. Operating ROACE is a non-GAAP financial measure, as defined in SEC Regulation G. Refer to ‘Non-GAAP Financial Measures’ for additional information and a reconciliation to the nearest GAAP financial measure (ROACE).

(3)
Diluted book value ("DBV") per common share represents total common shareholders’ equity divided by the number of common shares and diluted common share equivalents outstanding, determined using the treasury stock method. Cash settled awards are excluded from the denominator.

(4)
Calculation of DBV per common share at December 31, 2015 includes 1,358,380 additional shares delivered to the Company in January 2016 under the ASR agreement. Refer to Item 8, Note 13 to the Consolidated Financial Statements 'Shareholders' Equity' for information relating to the ASR.

Return on equity
Our objective is to generate superior returns on capital that appropriately reward our common shareholders for the risks we assume and to grow revenue only when we expect the returns will meet or exceed our requirements. We recognize that the nature of underwriting cycles and the frequency or severity of large loss events in any one year may make it difficult to achieve a profitability target in any specific period and, therefore our goal is to achieve top-quintile industry ROACE and growth in book value per share adjusted for dividends, with volatility consistent with the industry average. Our average annual ROACE since inception was approximately 13.7%, while our compound annual growth rate in book value adjusted for dividends was approximately 12.5%.
The decrease in operating ROACE in 2015, compared to 2014, was primarily driven by a decrease in underwriting income and net investment income partially offset by a decrease in corporate expenses and lower interest expense and financing costs. The decrease in operating ROACE in 2014, compared to 2013, was driven by a decrease in net investment income and an increase in corporate expenses partially offset by an increase in underwriting income.
In addition to the items noted above for operating ROACE, ROACE is also impacted by net realized investment gains (losses), foreign exchange losses (gains), termination fee received, reorganization and related expenses and the loss on repurchase of preferred shares. The termination fee received and foreign exchange movements contributed favorably to our 2015 results, and were only partially offset by the adverse impacts of net realized investment losses and reorganization and related expenses; thus ROACE exceeded operating ROACE in 2015. Net realized investment gains contributed favorably to our results in 2014 and 2013; thus ROACE exceeded operating ROACE in both years. Foreign exchange movements also contributed favorably to our results in 2014 while in 2013 we recorded foreign exchange losses, resulting in a larger increase in ROACE in 2014 compared to 2013.
Diluted book value per common share
We consider diluted book value per common share to be an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis will ultimately translate into appreciation of our stock price.
During 2015 and 2014, our diluted book value per common share appreciated by 7% and 11%, respectively, driven primarily by $602 million and $771 million in net income available to common shareholders, respectively. This was partially offset by an increase in unrealized losses on investments which are included in accumulated other comprehensive income, and common dividends declared. The increase in unrealized losses in 2015 reflected an increase in the U.S. interest rates, the widening of credit spreads in non-government bonds and foreign exchange volatility, while in 2014 the increase reflected the impact of the strengthening of the U.S. dollar, along with the widening of credit spreads and the realization of equity gains during the year.

Cash dividends declared per common share
We believe in returning excess capital to our shareholders by way of dividends (as well as share repurchases) and, accordingly, our dividend policy is an integral part of the value we create for our shareholders. Our cumulatively strong earnings have permitted our Board of Directors to approve twelve successive annual increases in quarterly common share dividends.
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
In 2015 and 2014, our net income, which was partially offset by unrealized losses on investments included in other comprehensive income, drove an increase in DBV per common share adjusted for dividends. Despite recording a more significant impact of catastrophe and weather-related events, 2013 also reflected positive value creation for our shareholders. In 2013, our net income, in addition to the dividends declared, more than offset the negative impact on our book value of the upward shift in the sovereign yield curves.

UNDERWRITING RESULTS – GROUP

The following table provides our group underwriting results for the periods indicated. Underwriting income is a pre-tax measure of underwriting profitability that takes into account net premiums earned and other insurance related income (loss) as revenues and net losses and loss expenses, acquisition costs and underwriting-related general and administrative costs as expenses.

Year ended December 31,	2015	% Change	2014	% Change	2013

Revenues:
Gross premiums written	$4,603,730	(2%)	$4,711,519	—%	$4,697,041
Net premiums written	3,674,666	(6%)	3,906,975	(1%)	3,928,200
Net premiums earned	3,686,417	(5%)	3,870,999	4%	3,707,065
Other insurance related income (loss)	(2,953)	nm	650	(85)%	4,424

Expenses:
Current year net losses and loss expenses	(2,419,247)		(2,445,666)		(2,353,631)
Prior year reserve development	243,048		258,944		219,436
Acquisition costs	(718,112)		(737,197)		(664,191)
Underwriting-related general and administrative expenses(1)	(486,911)		(486,201)		(485,134)
Underwriting income(2)(3)	$302,242	(35)%	$461,529	8%	$427,969

General and administrative expenses(1)	$596,821		$621,876		$575,390
Income before income taxes(2)	$644,659		$830,472		$734,467

(1)
Underwriting-related general and administrative expenses is a non-GAAP measure as defined in SEC Regulation G. Our total general and administrative expenses also included $109,910, $135,675 and $90,256 of corporate expenses for 2015, 2014 and 2013, respectively; refer to 'Other Expenses, Net' for additional information related to these corporate expenses. Also, refer to 'Non-GAAP Financial Measures' for further information.

(2)
Group (or consolidated) underwriting income is a non-GAAP financial measure as defined in SEC Regulation G. Refer Item 8, Note 3 to the Consolidated Financial Statements 'Segment Information', for a reconciliation of consolidated underwriting income to the nearest GAAP financial measures (income before income taxes) for the years indicated above. Also, refer to 'Non-GAAP Financial Measures' for additional information related to the presentation of consolidated underwriting income.

(3)
AXIS Capital cedes certain of its reinsurance business to AXIS Ventures Reinsurance Limited ("Ventures Re"), the Company's third-party capital vehicle, on a fully collateralized basis. Ventures Re is a variable interest entity and as the Company had initially concluded that it was the primary beneficiary of this entity, Ventures Re was consolidated by the Company with the net impact of the cessions included in amounts attributable from noncontrolling interest. During the second quarter of 2015, the Company early adopted ASU 2015-02, "Amendments to the Consolidation Analysis". Following the adoption of the ASU and effective as of January 1, 2015, the Company determined that it was no longer required to consolidate the results of operations and the financial position of Ventures Re. Refer to Item 8, Note 14 to the Consolidated Financial Statements 'Noncontrolling Interests' for more information. For 2014 and 2013, amounts attributable from noncontrolling interests were $6,181 and $nil, respectively.

UNDERWRITING REVENUES
Premiums Written:
Gross and net premiums written, by segment, were as follows:

	Gross Premiums Written
Year ended December 31,	2015	% Change		2014	% Change		2013

Insurance	$2,583,081	2%		$2,535,415	(1%)		$2,559,138
Reinsurance	2,020,649	(7%)		2,176,104	2%		2,137,903
Total	$4,603,730	(2%)		$4,711,519	—%		$4,697,041

% ceded
Insurance	32%	2	pts	30%	1	pt	29%
Reinsurance	5%	3	pts	2%	1	pt	1%
Total	20%	3	pts	17%	1	pt	16%

	Net Premiums Written
	2015	% Change		2014	% Change		2013

Insurance	$1,759,359	(1%)		$1,779,501	(2%)		$1,813,538
Reinsurance	1,915,307	(10%)		2,127,474	1%		2,114,662
Total	$3,674,666	(6%)		$3,906,975	(1%)		$3,928,200

2015 versus 2014: Gross premiums written in 2015 decreased by $108 million or 2% (however were flat on a constant currency basis) due to decreases in the reinsurance segment, partially offset by increases in the insurance segment.
The decrease in the reinsurance segment of $155 million or 7%, was significantly impacted by treaties written on a multi-year basis and foreign exchange movements. The 2014 year included a number of treaties written on a multi-year basis which reduced premiums available for renewal during the current year. In addition, during 2015 the segment reported a decrease in the level of new multi-year contracts written compared to 2014. The strength of the U.S. dollar also drove comparative premium decreases in treaties denominated in foreign currencies. After adjusting for the impact of the multi-year contracts and foreign exchange movement, our gross premiums written increased by $11 million. The increase was driven by growth in motor, property, engineering and liability lines. These increases were partially offset by decreases in the catastrophe, agriculture, professional and credit and surety lines.
The insurance segment's gross written premium increased by $48 million or 2% compared to 2014. The increase was driven by new business in our accident and health lines, growth in our professional and liability lines, increased deal premium in our credit and political risk lines compared to prior year, and certain new initiatives providing growth in professional lines. These increases were partially offset by the strength of the U.S. dollar as well as certain profitability enhancement initiatives announced during the third quarter of 2015, as well as reductions in our property lines.
2014 versus 2013: Gross premiums written in 2014 were comparable to 2013, with growth in our reinsurance segment offset by a decrease in our insurance segment.
The increase in our reinsurance segment of 2%, was significantly impacted by the number of treaties written on a multi-year basis in the liability, property, catastrophe and motor lines. After adjusting for the impact of the multi-year contracts, the decline in gross written premiums was primarily driven by professional, property and catastrophe lines, partially offset by increases in liability, motor and agriculture lines. The decrease in professional lines was primarily driven by timing differences, non-renewals and decreased treaty participations. The decreases in property and catastrophe were primarily driven by variances in premium adjustments, reduced participations and non-renewals. The increase in liability primarily reflected increased treaty participations and new business. The motor lines increase was primarily driven by increased treaty participations, while the agriculture increase reflected our growth initiatives in this line of business.
The decrease in our insurance segment of 1%, was driven by professional and property lines partially offset by increases in liability and aviation lines. The professional lines decrease was driven by the reshaping of our U.S. D&O portfolio. The property decrease was reflective of competitive market conditions. The growth in liability was attributable to growth in the

U.S. casualty markets with both new business and rate increases reported. The increase in aviation was driven by differences in timing of renewals and new business.
Ceded Premiums Written:
The ceded gross written premium ratio increased by 3% in 2015 compared to 2014, driven by increases in both segments. The increase in the ceded gross written premium ratio in the insurance segment related to an increase in reinsurance protection purchased primarily in our professional lines and a change in the business mix. The ceded gross written premium ratio also increased in the reinsurance segment reflecting additional retrocessional covers primarily in the catastrophe lines.
The ceded gross written premium ratio increased by 1% in 2014 compared to 2013, and was also driven by increases in both segments. The increase in the ceded gross written premium ratio in the insurance segment related to changes in the business mix partially offset by changes in the structure of our reinsurance programs. The ceded gross written premium ratio increase in the reinsurance segment reflected new retrocessional covers primarily in the catastrophe lines.
In 2013, the Company obtained catastrophe protection for both our segments through a reinsurance agreement with Northshore Re Limited ("Northshore"). The Company performed an accounting evaluation of Northshore and concluded that while Northshore is a variable interest entity, AXIS does not have a variable interest in this entity. Accordingly, Northshore is not consolidated in the Company's consolidated financial statements. The premium ceded to Northshore during 2015, 2014 and 2013 was $16 million, $16 million and $14 million, respectively.

Net Premiums Earned:

Net premiums earned by segment were as follows:

							% Change
Year ended December 31,	2015		2014		2013		14 to 15	13 to 14

Insurance	$1,798,191	49%	$1,830,544	47%	$1,722,762	46%	(2%)	6%
Reinsurance	1,888,226	51%	2,040,455	53%	1,984,303	54%	(7%)	3%
Total	$3,686,417	100%	$3,870,999	100%	$3,707,065	100%	(5%)	4%

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in premium earning patterns.

2015 versus 2014: Net premiums earned decreased 5% (3% on a constant currency basis) in 2015 compared to 2014. A combination of reductions in written premiums in the reinsurance segment during recent periods, along with an increase in premiums ceded across the group drove the decreases.
The decrease in net premiums earned in the reinsurance segment in 2015, compared to 2014, was primarily driven by reductions in the business written in the catastrophe, agriculture, professional and credit & surety lines in recent periods, along with an increase in the premiums ceded primarily in the catastrophe lines. These decreases were partially offset by growth in the motor lines.

The decrease in net premiums earned in the insurance segment in 2015, compared to 2014, was driven by increases in our ceded reinsurance programs primarily covering our professional lines and premiums written reductions mainly impacting the professional lines. The decrease was partially offset by growth in gross premiums written primarily in the liability lines in recent periods.
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

UNDERWRITING EXPENSES
The following table provides a breakdown of our combined ratio:

Year ended December 31,	2015	% Point Change	2014	% Point Change	2013

Current accident year loss ratio	65.6%	2.4	63.2%	(0.3)	63.5%
Prior year reserve development	(6.6%)	0.1	(6.7%)	(0.8)	(5.9%)
Acquisition cost ratio	19.5%	0.5	19.0%	1.1	17.9%
General and administrative expense ratio(1)	16.2%	0.1	16.1%	0.6	15.5%
Combined ratio	94.7%	3.1	91.6%	0.6	91.0%

(1)
The general and administration expense ratio includes corporate expenses not allocated to underwriting segments of 3.0%, 3.5% and 2.4% for 2015, 2014 and 2013, respectively. These costs are further discussed in the ‘Other Expenses, Net’ section.

Current Accident Year Loss Ratio:
2015 versus 2014: The current accident year loss ratio increased to 65.6% in 2015 from 63.2% in 2014. The increase in 2015 was primarily due to changes in business mix, primarily reflecting the reduction in catastrophe exposures, the impact of lower rates, an increase in the insurance marine and liability and reinsurance credit & surety loss experience as well as an increased level of catastrophe and weather-related losses. In 2015, we recorded $100 million of such aggregate pre-tax losses, including $30 million related to the Tianjin port explosion and $70 million related to various weather events. Comparatively, in 2014 we recorded $93 million of pre-tax catastrophe and weather-related losses. The increases in the current accident year loss ratio were partially offset by improvement in loss experience across both segments' property and other reserving lines and the insurance professional lines.
2014 versus 2013: A decrease in the level of catastrophe and weather-related losses was the primary driver of the reduction in the 2014 current accident year loss ratio compared to 2013. In 2014, we reported $93 million in catastrophe and weather-related losses while comparatively in 2013, we reported $198 million (net of reinstatement premiums) of such losses. After considering the impact of the catastrophe and weather-related losses, the current accident year loss ratio increased in 2014 compared to 2013, driven primarily by changes in the mix of business written, an increase in agriculture loss reserves and an increase in insurance property loss experience. These increases were partially offset by improved loss experience in the marine, liability, motor, credit and surety and reinsurance professional lines.

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
Our December 31, 2015 net reserve for losses and loss expenses includes estimated amounts for numerous catastrophe events. We caution that the magnitude and/or complexity of losses arising from certain of these events, in particular Storm Sandy, the Japanese earthquake and tsunami, the three New Zealand earthquakes and the Tianjin port explosion, inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserve for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.

Prior Year Reserve Development:
Our favorable prior year reserve development was the net result of several underlying developments on prior accident years, identified during our quarterly reserve review process. The following table provides a breakdown of net prior year reserve development by segment:

Year ended December 31,	2015	2014	2013

Insurance	$23,447	$63,735	$50,355
Reinsurance	219,601	195,209	169,081
Total	$243,048	$258,944	$219,436

Overview
Overall, the majority of the net favorable prior year reserve development in 2015, 2014 and 2013 related to short-tail lines of business. In 2015 net favorable prior year reserve development in the reinsurance liability, reinsurance professional, motor and credit and surety lines also contributed significantly to the total favorable reserve development which was partially offset by adverse development in insurance liability, credit and political risk and insurance professional lines. In addition to the short-tail lines favorable reserve development in 2014 and 2013, both years also reported significant favorable prior year reserve development in the reinsurance professional and reinsurance liability lines with motor also notably contributing to the 2014 reserve releases. The favorable prior year reserve development in both 2014 and 2013 was partially offset by adverse prior year reserve development in the insurance liability lines, with adverse prior year reserve development in insurance professional lines also significantly impacting 2013.
The underlying exposures in our property, marine and aviation reserving classes within our insurance segment and the property reserving class within our reinsurance segment largely relate to short-tail business. Development from these classes contributed $152 million, $207 million and $162 million of the total net favorable prior year reserve development in 2015, 2014 and 2013, respectively, and primarily reflected the recognition of better than expected loss emergence.
Our medium-tail business consists primarily of professional insurance and reinsurance, credit and political risk and credit and surety lines. Our reinsurance professional lines business recognized $38 million, $33 million and $22 million of net favorable prior year development in 2015, 2014 and 2013, respectively. The 2015, 2014 and 2013 favorable loss developments were driven by increased weight being given to experience-based actuarial methods in selecting our ultimate loss estimates for accident years 2010 and prior. In 2015 and 2013, the insurance professional lines recorded adverse prior year reserve development of $14 million and $51 million, respectively. The adverse development in 2015 was primarily the result of strengthening in our Australian book of business during the third quarter of 2015. The adverse development in 2013 reflected the strengthening of certain parts of our U.S. D&O lines in the 2011 and 2012 accident years and development on global financial crisis-related claims in our 2008 and 2009 accident years. Our credit and surety lines recorded net favorable prior year reserve development of $27 million in 2015, reflecting better than expected loss emergence. In 2015, net adverse development of $15 million was recognized in our in credit and political risk insurance lines, relating primarily to an increase in loss estimates for one specific claim.
Our long-tail business consists primarily of liability and motor lines. In 2015, 2014 and 2013, our reinsurance liability lines and motor business contributed net favorable prior year reserve development of $82 million, $40 million and $91 million, respectively, primarily reflecting the greater weight management is giving to experience based indications which were generally favorable in 2015 for the accident years 2003 through 2010 and in 2014 and 2013 for the accident years 2004 through 2008. This favorable development was partially offset by adverse development in our insurance liability business of $27 million, $23 million and $24 million in 2015, 2014 and 2013, respectively, relating primarily to an increase in loss estimates for certain specific claim reserves, as well as a higher frequency of large auto liability claims which impacted the adverse reserve development in 2015.
See ‘Critical Accounting Estimates – Reserve for Losses and Loss Expenses’ section for further details. We caution that conditions and trends that impacted the development of our reserve for losses and loss expenses in the past may not recur in the future.
The following sections provide further details on prior year reserve development by segment, reserving class and accident year.

Insurance Segment:

Year ended December 31,	2015	2014	2013

Property and Other	$52,257	$68,330	$47,780
Marine	24,563	6,257	48,482
Aviation	2,429	9,076	15,349
Credit and Political Risk	(15,435)	3,740	13,136
Professional Lines	(13,789)	(807)	(50,882)
Liability	(26,578)	(22,861)	(23,510)
Total	$23,447	$63,735	$50,355

In 2015, we recognized $23 million of net favorable prior year reserve development, the principal components of which were:

•
$52 million of net favorable prior year development on property and other business, related to the 2012 and 2013 accident years and driven by better than expected loss emergence, including reserve reductions related to Storm Sandy of $18 million.

•
$25 million of net favorable prior year development on marine business, largely related to better than expected loss emergence in our energy offshore business spanning multiple years, particularly accident year 2014.

•
$14 million of net adverse prior year development on professional lines business, predominately reflecting reserve strengthening resulting from updated actuarial assumptions for our Australian professional lines and impacting accident years 2010 to 2014, partially offset by favorable development in certain US professional lines.

•
$15 million of net adverse prior year development on credit and political risk business, primarily related to updated information on one specific claim impacting accident year 2014, partially offset by better than expected development on the 2013 accident year.

•
$27 million of net adverse prior year development on liability business, related to strengthening of specific individual claim reserves and a higher frequency of large auto liability claims in accident year 2014.

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

Reinsurance Segment:

Year ended December 31,	2015	2014	2013

Property and Other	$72,789	$122,859	$50,017
Credit and Surety	26,568	(713)	6,328
Professional Lines	37,778	32,765	21,845
Motor	36,677	19,007	6,260
Liability	45,789	21,291	84,631
Total	$219,601	$195,209	$169,081

In 2015, we recognized $220 million of net favorable prior year reserve development, the principal components of which were:

•
$73 million of net favorable prior year reserve development on property and other business, spanning a number of accident years and driven by better than expected loss emergence. Included in this net development is $17 million of adverse development on agriculture reserves relating to loss developments on the 2014 accident year driven by lower than expected crop yields reported for two specific treaties.

•
$46 million of net favorable prior year reserve development on liability business, primarily related to the 2003 through 2010 accident years, reflecting the greater weight management is giving to experience based indications.

•
$38 million of net favorable prior year reserve development on professional lines business, primarily related to the 2009 and 2010 accident years, reflecting increased weight being given to experience-based actuarial methods in selecting our ultimate loss estimates for accident years 2010 and prior.

•
$37 million of net favorable prior year reserve development on motor business, predominantly related to non-proportional business and driven by better than expected loss emergence on accident years 2007 through 2013, partially offset by reserve strengthening on accident year 2014.

•
$27 million of net favorable prior year reserve development on credit and surety business, spanning multiple accident years and driven by better than expected loss emergence, as well as additional information obtained about a specific claim.

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

•	$19 million of net favorable prior year reserve development on motor business, driven by better than expected loss emergence on certain European exposures.

In 2013, we recognized $169 million of net favorable prior year reserve development, the principal components of which were:

•	$85 million of net favorable prior year reserve development on liability business for the reasons discussed in the overview.

•	$50 million of net favorable prior year reserve development on property and other business, largely driven by better than expected loss emergence on the 2006 through 2009 and the 2012 accident years.

•
$22 million of net favorable prior year reserve development on professional lines reinsurance business, primarily related to the 2007 through 2009 accident years and driven by better than expected loss emergence, for the reasons discussed in the overview..

Acquisition Cost Ratio: The acquisition cost ratio increased from 19.0% in 2014 to 19.5% in 2015, driven by increases in our reinsurance segment. The reinsurance segment's increase in the acquisition cost ratio was primarily due to higher acquisition costs paid in certain lines of business, adjustments related to loss-sensitive features in reinsurance contracts, primarily due to prior year loss reserve releases, and changes in the business mix. These increases were partially offset by a lower acquisition cost ratio in our insurance segment which benefitted from changes in the mix of business, higher ceded commissions received and a federal excise tax adjustment. The insurance segment decreases were partially offset by higher commissions paid in certain lines of business.
The increase in the ratio in 2014 compared to 2013 was driven by increases in both segments. The increase in the insurance segment primarily reflected a reduction in ceding commissions following changes to our reinsurance programs and a change in the mix of business. In the reinsurance segment, the increase was driven by higher acquisition costs paid on certain lines of business and variances in accruals for loss-sensitive features in underlying contracts.
General and Administrative Expense Ratio: The general and administrative expense ratio increased slightly from 16.1% in 2014, to 16.2% in 2015. The increase in the ratio was primarily driven by lower net earned premiums and was largely offset by lower general administrative expenses primarily due to: adjustments to senior leadership executive stock-compensation awards, a reduction in performance-based incentive compensation, a decrease in severance expenses, lower costs related to operational excellence initiatives and the favorable impact of foreign exchange. These reductions were partially offset by reorganization related corporate expenses incurred in the third quarter of 2015.
The general and administrative expenses increase during 2014 compared to 2013 was primarily driven by an increase in personnel costs, professional fees, information technology costs and other related expenses associated with the continued build-out of the Company's global platforms and certain operational excellence initiatives. These initiatives are aimed at improving the effectiveness and efficiency of our operations and are expected to result in a reduction of expenses in future periods. The impact on the general and administrative expense ratio was partially offset by growth in net earned premiums.

RESULTS BY SEGMENT

INSURANCE SEGMENT
Results from our insurance segment were as follows:

Year ended December 31,	2015	% Change	2014	% Change	2013

Revenues:
Gross premiums written	$2,583,081	2%	$2,535,415	(1%)	$2,559,138
Net premiums written	1,759,359	(1%)	1,779,501	(2%)	1,813,538
Net premiums earned	1,798,191	(2%)	1,830,544	6%	1,722,762
Other insurance related income (loss)	1,036	nm	(11)	nm	2,436

Expenses:
Current year net losses and loss expenses	(1,178,375)		(1,195,615)		(1,100,757)
Prior year reserve development	23,447		63,735		50,355
Acquisition costs	(261,208)		(278,804)		(242,363)
General and administrative expenses	(341,658)		(341,214)		(347,684)
Underwriting income	$41,433	(47%)	$78,635	(7%)	$84,749

		% Point Change		% Point Change
Ratios:
Current year loss ratio	65.5%	0.2	65.3%	1.4	63.9%
Prior year reserve development	(1.3%)	2.2	(3.5%)	(0.6)	(2.9%)
Acquisition cost ratio	14.5%	(0.7)	15.2%	1.1	14.1%
General and administrative expense ratio	19.1%	0.4	18.7%	(1.4)	20.1%
Combined ratio	97.8%	2.1	95.7%	0.5	95.2%

nm – not meaningful

Gross Premiums Written:
The following table provides gross premiums written by line of business:

							% Change
Year ended December 31,	2015		2014		2013		14 to 15	13 to 14

Property	$607,358	24%	$644,516	26%	$671,970	27%	(6%)	(4%)
Marine	241,956	9%	238,320	9%	229,493	9%	2%	4%
Terrorism	33,709	1%	37,705	1%	38,373	1%	(11%)	(2%)
Aviation	54,642	2%	57,622	2%	43,326	2%	(5%)	33%
Credit and Political Risk	59,967	2%	45,368	2%	60,203	2%	32%	(25%)
Professional Lines	850,011	33%	862,784	34%	900,071	35%	(1%)	(4%)
Liability	384,145	15%	368,450	15%	347,227	14%	4%	6%
Accident and Health	351,293	14%	280,650	11%	268,475	10%	25%	5%
Total	$2,583,081	100%	$2,535,415	100%	$2,559,138	100%	2%	(1%)

2015 versus 2014: Gross premiums written in 2015 increased by $48 million or 2% compared to 2014. The 2015 gross premiums written were negatively impacted by foreign exchange movements as well as certain profitability enhancement initiatives announced during the third quarter of 2015, which together reduced business written primarily in our professional, liability and property lines by approximately $78 million. After adjusting for foreign exchange and profitability enhancement initiatives we reported an increase in the segment premiums of $126 million primarily driven by growth in our accident and health, professional, liability and credit and political risk lines. The increase in our accident and health lines was primarily driven by new business. The professional lines increase was the result of growth in our lawyers' liability program in the U.S. and cyber liability initiatives. The liability increase reflected continued growth in the U.S. primary and excess casualty markets. The credit and political risk line reported increased deal premiums compared to the prior year. These increases were partially offset by a reduction in our property lines, reflecting continued competitive market conditions.
2014 versus 2013: The decline in gross premiums written of 1% was primarily driven by our professional, property and credit and political risk lines of business, which were partially offset by increases in our liability, aviation and accident and health lines. The reduction in professional lines was driven by the reshaping of our D&O business written in the United States. Decreases in the property lines were driven by continuing competitive market conditions. The decrease in credit and political risk was driven by reduced deal flow compared to prior year. The growth in liability can be attributed to new business and rate increases in the U.S. casualty markets. The increases in the aviation lines were a result of differences in timing of renewals and new business opportunities. The increase in accident and health lines reflected higher renewal insurance premiums and new business opportunities.
Premiums Ceded:
2015 versus 2014: Premiums ceded in 2015 were $824 million, or 32%, of gross premiums written, compared to $756 million, or 30%, in 2014. The increase in premiums ceded and the related ceded ratio was due to an increase in reinsurance protection purchased primarily in our professional lines and a change in the business mix.
2014 versus 2013: Premiums ceded in 2014 were $756 million, or 30%, of gross premiums written, compared to $746 million, or 29%, in 2013. The increase in premiums ceded and the related ceded ratio was primarily due to changes in the business mix, partially offset by changes in the structure of our reinsurance program.

Net Premiums Earned:
The following table provides net premiums earned by line of business:

							% Change
Year ended December 31,	2015		2014		2013		14 to 15	13 to 14

Property	$432,587	24%	$444,197	25%	$462,364	28%	(3%)	(4%)
Marine	183,696	10%	178,229	10%	179,057	10%	3%	—%
Terrorism	36,818	2%	35,876	2%	39,298	2%	3%	(9%)
Aviation	45,659	3%	41,192	2%	48,489	3%	11%	(15%)
Credit and Political Risk	63,583	4%	63,095	3%	68,192	4%	1%	(7%)
Professional lines	596,430	33%	629,365	34%	586,200	34%	(5%)	7%
Liability	161,614	9%	146,819	8%	110,623	6%	10%	33%
Accident and Health	277,804	15%	291,771	16%	228,539	13%	(5%)	28%
Total	$1,798,191	100%	$1,830,544	100%	$1,722,762	100%	(2%)	6%

2015 versus 2014: Net premiums earned in 2015 decreased by $32 million or 2% (or 1% on a constant currency basis) compared to 2014. The decrease in net premiums earned was driven by the growth in our ceded reinsurance programs primarily covering our professional lines.
Gross premiums earned increased in 2015 compared to 2014, driven by growth in the liability and marine lines gross premiums written in recent periods, partially offset by decreases in gross premiums written mainly in the professional lines.

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
Loss Ratio:
The table below shows the components of our loss ratio:

Year ended December 31,	2015	% Point Change	2014	% Point Change	2013

Current accident year	65.5%	0.2	65.3%	1.4	63.9%
Prior year reserve development	(1.3%)	2.2	(3.5%)	(0.6)	(2.9%)
Loss ratio	64.2%	2.4	61.8%	0.8	61.0%

Current Accident Year Loss Ratio
2015 versus 2014: The current accident year loss ratio increased to 65.5% in 2015 from 65.3% in 2014. The increase in 2015 was primarily due to an increase in marine mid-sized losses, driven by an above average number of large industry events during the year, an increase in the liability lines attritional loss experience and the impact of lower rates. These increases were partially offset by decreases in property attritional and mid-size losses, improved loss experience in professional lines due to recent profit improvement actions and the impact of changes in the business mix. The current year also benefitted from a reduction in catastrophe and weather-related losses. In 2015 we recorded $54 million of such aggregate pre-tax losses, with $10 million related to the Tianjin port explosion and $44 million related to various weather events. Comparatively, in 2014 we recorded $66 million of aggregate pre-tax losses associated with catastrophe and weather-related events.
2014 versus 2013: Catastrophe and weather-related losses impacted the current accident year loss ratios for both years. In 2014, we recorded $66 million of aggregate pre-tax net losses related to catastrophe and weather-related events primarily related to Hurricane Odile and weather events in the United States. During 2013, we incurred $93 million of aggregate pre-tax net losses (inclusive of related premiums to reinstate our reinsurance protection) related to worldwide catastrophe and weather-related events. After adjusting for these catastrophe and weather-related losses, our 2014 current accident year loss ratio increased relative to 2013, primarily due to an increase in the property loss ratio reflecting a higher level of attritional loss activity in recent periods and a change in the mix of business partially offset by better than expected loss experience in the marine and liability lines.
See ‘Prior Year Reserve Development’ section for further details.
Acquisition Cost Ratio: The decrease in the current year acquisition cost ratio from 15.2% in 2014 to 14.5% in 2015 primarily reflected changes in the mix of business, higher ceded commissions received, following increases in our ceded reinsurance programs, and a federal excise tax adjustment, reflecting a change in the application of certain tax rules by the Internal Revenue Service in the United States. These decreases were partially offset by higher commissions paid on certain lines of business.
The increase in the acquisition cost ratio in 2014 relative to 2013, primarily reflected a reduction in ceding commissions, following changes to our reinsurance programs during 2014, and a change in the mix of business.
General and Administrative Expense Ratio: The increase in the general and administrative expense ratio from 18.7% in 2014 to 19.1% in 2015, was primarily driven by the decrease in net earned premium. Our total general and administrative expenses were comparable in 2015 and 2014, with lower performance-related compensation and the favorable impact of foreign exchange in 2015 offset by higher professional and other costs related to the enhancement of our global platform.
The decrease in the general and administrative expense ratio from 20.1% in 2013 to 18.7% in 2014, was primarily due to a reduction in the allocation of certain corporate expenses and the growth in net premiums earned, partially offset by growth in personnel expenses and costs associated with new initiatives.

REINSURANCE SEGMENT
Results from our reinsurance segment were as follows:

Year ended December 31,	2015	% Change	2014	% Change	2013

Revenues:
Gross premiums written	$2,020,649	(7%)	$2,176,104	2%	$2,137,903
Net premiums written	1,915,307	(10%)	2,127,474	1%	2,114,662
Net premiums earned	1,888,226	(7%)	2,040,455	3%	1,984,303
Other insurance related income (loss)	(3,989)	nm	661	(67%)	1,988

Expenses:
Current year net losses and loss expenses	(1,240,872)		(1,250,051)		(1,252,874)
Prior year reserve development	219,601		195,209		169,081
Acquisition costs	(456,904)		(458,393)		(421,828)
General and administrative expenses	(145,253)		(144,987)		(137,450)
Underwriting income	$260,809	(32)%	$382,894	12%	$343,220

		% Point Change		% Point Change
Ratios:
Current year loss ratio	65.7%	4.4	61.3%	(1.8)	63.1%
Prior year reserve development	(11.6%)	(2.0)	(9.6%)	(1.1)	(8.5%)
Acquisition cost ratio	24.2%	1.7	22.5%	1.2	21.3%
General and administrative expense ratio	7.7%	0.6	7.1%	0.2	6.9%
Combined ratio	86.0%	4.7	81.3%	(1.5)	82.8%

nm – not meaningful

Gross Premiums Written:
The following table provides gross premiums written by line of business for the years indicated:

							% Change
Year ended December 31,	2015		2014		2013		14 to 15	13 to 14

Catastrophe	$291,697	13%	$372,925	17%	$393,652	18%	(22%)	(5%)
Property	305,160	15%	349,775	16%	364,315	17%	(13%)	(4%)
Professional Lines	276,479	14%	293,263	13%	380,355	18%	(6%)	(23%)
Credit and Surety	242,620	12%	258,865	12%	268,494	13%	(6%)	(4%)
Motor	335,084	17%	291,293	13%	242,046	11%	15%	20%
Liability	345,319	17%	365,466	17%	268,673	13%	(6%)	36%
Agriculture	132,629	7%	166,047	8%	132,780	6%	(20%)	25%
Engineering	72,050	4%	55,450	3%	64,258	3%	30%	(14%)
Other	19,611	1%	23,020	1%	23,330	1%	(15%)	(1%)
Total	$2,020,649	100%	$2,176,104	100%	$2,137,903	100%	(7%)	2%

2015 versus 2014: The decrease in gross written premiums of $155 million in 2015, compared to 2014, was significantly impacted by treaties written on a multi-year basis and foreign exchange movements. In 2014, we entered into a number of treaties written on a multi-year basis which increased the prior year's gross premiums and also reduced premiums available for renewal during the current year, most notably in the liability, property, catastrophe and motor lines. During 2015, the segment reported a decrease in the level of multi-year contracts written compared to 2014, with new 2015 treaties primarily benefiting motor, liability, catastrophe, and property lines. On a comparative basis the impact of the multi-year premiums resulted in a decrease in gross premiums written of $92 million in 2015 compared to 2014.
The decrease in gross written premiums was also significantly impacted by foreign exchange movements in 2015, compared to 2014, as the strengthening of the U.S. dollar drove comparative premium decreases in the treaties denominated in foreign currencies. Foreign exchange movements resulted in a decrease of $74 million in gross premiums written in 2015 compared to 2014.
After considering the impact of multi-year contracts and foreign exchange movements, our gross premiums written increased by $11 million, or 1% in 2015 compared to 2014. The increase was driven by growth in motor, property, engineering and liability lines. The increase in motor was attributable to new European business and favorable premium adjustments. The increases in both property and engineering reflected new business written. The increase in liability was driven by treaty restructurings and new business. These increases were partially offset by decreases in the catastrophe, agriculture, professional and credit and surety lines driven by treaty restructuring and non-renewals.

2014 versus 2013: The increase in gross written premium of $38 million was significantly impacted by a number of treaties written on a multi-year basis in the liability, property, catastrophe and motor lines and included written premium that related to future underwriting years of $131 million (2013: $13 million). After adjusting for the impact of the multi-year contracts, gross premiums written declined $80 million driven by professional, property and catastrophe lines, partially offset by increases in liability, motor and agriculture lines. The decrease in professional lines was primarily driven by timing differences, non-renewals and decreased treaty participations. The decreases in property and catastrophe were primarily driven by variances in premium adjustments, reduced participations and non-renewals. The increase in liability lines primarily reflected increased treaty participations and new business. The motor lines increase was primarily driven by increased treaty participations, while the agriculture increase reflected our growth initiatives for this line of business.
See ‘Critical Accounting Estimates – Premiums’ section for a further discussion of related estimates.

Premiums Ceded:

Premiums ceded were $105 million, or 5% of gross premiums written in 2015, compared to $49 million or 2% in 2014, and $23 million or 1% in 2013. The comparative increases in both periods were driven by new retrocessional treaties primarily covering our catastrophe business.

Net Premiums Earned:
The following table provides net premiums earned by line of business:

							% Change
Year ended December 31,	2015		2014		2013		14 to 15	13 to 14

Catastrophe	$216,020	12%	$325,307	17%	$380,199	20%	(34%)	(14%)
Property	306,083	16%	312,443	15%	350,970	18%	(2%)	(11%)
Professional Lines	310,915	16%	336,058	16%	304,754	15%	(7%)	10%
Credit and Surety	250,208	13%	263,013	13%	279,943	14%	(5%)	(6%)
Motor	299,883	16%	268,678	13%	221,844	11%	12%	21%
Liability	297,000	16%	289,223	14%	234,736	12%	3%	23%
Agriculture	129,346	7%	164,628	8%	126,490	6%	(21%)	30%
Engineering	61,043	3%	61,143	3%	66,243	3%	—%	(8%)
Other	17,728	1%	19,962	1%	19,124	1%	(11%)	4%
Total	$1,888,226	100%	$2,040,455	100%	$1,984,303	100%	(7%)	3%

2015 versus 2014: Net premiums earned decreased $152 million or 7% (5% on a constant currency basis) in 2015 compared to 2014. The decrease was primarily driven by reductions in the business written in the catastrophe, agriculture, professional and credit & surety lines in recent periods, as well as an increase in the premiums ceded reflecting increased retrocessional covers purchased primarily in the catastrophe lines. These decreases were partially offset by growth in the motor lines.
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
Other Insurance Related Income (Loss):
The other insurance related loss in 2015 primarily related to realized losses and mark-to-market adjustments on our weather and commodity derivatives portfolio following unseasonably warm weather conditions in Europe during the fourth quarter of 2015. Other insurance related income in 2014 primarily related to realized gains on economic hedges purchased to protect our agriculture line of business against fluctuations in commodity prices, which were largely offset by realized and mark-to-market losses on our weather and commodity derivative business. Other insurance related income in 2013 reflected the net results of our weather and commodity business.

Loss Ratio:
The table below shows the components of our loss ratio:

Year ended December 31,	2015	% Point Change	2014	% Point Change	2013

Current accident year	65.7%	4.4	61.3%	(1.8)	63.1%
Prior year reserve development	(11.6%)	(2.0)	(9.6%)	(1.1)	(8.5%)
Loss ratio	54.1%	2.4	51.7%	(2.9)	54.6%

Current Accident Year Loss Ratio
2015 versus 2014: The current accident year loss ratio increased to 65.7% in 2015 from 61.3% in 2014. The increase was primarily due to:

•	changes in business mix, reflecting a shift towards less volatile lines of business that carry a higher loss ratio;

•
increase in losses due to catastrophe and weather-related events. During 2015 we incurred pre-tax losses related to catastrophe and weather-related losses of $46 million, including $20 million related to the Tianjin port explosion and $26 million related to various weather events. Comparatively, in 2014 we incurred $27m of weather-related events;

•	increased loss experience in our credit & surety lines.
The increases in the current accident year loss ratio were partially offset by improved loss experience in our property lines which include our agriculture and engineering business.
2014 versus 2013: The reduced level of catastrophe and weather-related activity was the primary driver of the decrease in the 2014 current accident year loss ratio. During 2014, we recognized estimated aggregate pre-tax net losses of $27 million related to worldwide catastrophe and weather-related events. Comparatively, in 2013, we recognized pre-tax net losses (net of related reinstatement premiums) of $105 million related to worldwide catastrophe and weather-related events. After considering the impact of these catastrophe and weather-related losses, our 2014 current accident year loss ratio increased relative to 2013 primarily due to a change in the mix of business, an increase in agriculture loss reserves, partially offset by improved loss experience across most lines of business.
See ‘Prior Year Reserve Development’ section for further details.
Acquisition Cost Ratio: The increase in the current year acquisition cost ratio from 22.5% in 2014 to 24.2% in 2015 was primarily impacted by higher acquisition costs paid in certain lines of business, the impact of loss-sensitive feature adjustments, primarily due to prior year reserve releases, and changes in the business mix.
The increase in the reinsurance segment’s acquisition cost ratio in 2014 compared to 2013 was driven by higher acquisition costs paid on certain lines of business and variances in accruals for loss-sensitive features in underlying contracts.
General and Administrative Expense Ratio: The increase in the general and administrative expense ratio from 7.1% in 2014 to 7.7% in 2015 was attributable to the impact of decreased net earned premiums and increased costs associated with new growth initiatives. These were partially offset by a reduction in the allocations of certain corporate expenses.
The general and administrative expense ratio increased in 2014, primarily driven by an increase in personnel and information technology costs associated with the build-out of the Company's global platform. These increases were partially offset by growth in net earned premiums.

OTHER EXPENSES (REVENUES), NET

The following table provides a breakdown of our other expenses, net:

Year ended December 31,	2015	% Change	2014	% Change	2013

Corporate expenses	$109,910	(19%)	$135,675	50%	$90,256
Foreign exchange losses (gains)	(102,312)	(2%)	(104,439)	nm	26,143
Interest expense and financing costs	50,963	(32%)	74,695	21%	61,979
Income tax expense	3,028	(88%)	25,908	270%	7,002
Total	$61,589	(53%)	$131,839	(29%)	$185,380

nm – not meaningful
Corporate Expenses: Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 3.0%, 3.5% and 2.4% in 2015, 2014 and 2013, respectively. The decrease in corporate expenses during 2015 compared to 2014 was primarily attributable to adjustments to senior leadership executive stock-compensation awards, a decrease in severance expenses, a reduction in performance-based incentive compensation, lower costs related to operational excellence initiatives and the favorable impact of foreign exchange. These reductions were partially offset by a reduction of certain costs allocated to the operating segments and reorganization related corporate expenses incurred in the third quarter of 2015. In addition, the decrease in the corporate expenses ratio was also partially offset by the decrease in net premiums earned.
The increase in corporate expenses during 2014 compared to 2013 was primarily related to increased personnel costs as we expand our business globally, a reduction in certain allocated costs to the operating segments, and increased information technology and professional costs related to operational excellence initiatives. These initiatives are aimed at improving the effectiveness and efficiency of our operations and are expected to result in a reduction of expenses in future periods.
Foreign Exchange Losses (Gains): Some of our business is written in currencies other than the U.S. dollar. The foreign exchange losses (gains) for all years presented were largely driven by the re-measurement of net insurance related liabilities. During 2015, the foreign exchange gains were primarily driven by the depreciation of the euro, sterling and Australian dollar against the U.S. dollar. The foreign exchange gains in 2014 were primarily driven by the depreciation in the euro and the sterling. The appreciation of the euro and sterling had the opposite effect in 2013, with depreciation in the Australian dollar partially offsetting the 2013 losses.
Interest Expense and Financing Costs: Interest expense and financing costs, primarily related to interest due on our senior notes, decreased in 2015 as a result of the repayment of $500 million of our 5.75% senior unsecured notes which matured on December 1, 2014. The increase in 2014 compared to 2013 related to the issuance during the first quarter of 2014 of $250 million of 2.65% senior unsecured notes due in 2019 and $250 million of 5.15% senior unsecured notes due in 2045. Net proceeds from these two offerings were used towards the repayment of the $500 million of AXIS Capital’s 5.75% senior unsecured notes which matured on December 1, 2014.
Income Tax Expense: Income tax expense primarily results from income generated by our foreign operations in the United States and Europe. Our effective tax rate, which is calculated as income tax expense divided by income before tax, was 0.5%, 3.1% and 1.0% in 2015, 2014 and 2013, respectively. This effective rate can vary between years depending on the distribution of net income (loss) amongst tax jurisdictions, as well as other factors.
The tax rate in 2015 decreased compared to 2014. The decrease was primarily driven by the geographic distribution of underwriting income and investment gains (losses). While we generated consolidated pre-tax net income in 2015, the majority of our operating income as well as the PartnerRe merger termination fees received were recognized in Bermuda. The tax expense was further impacted by realized losses on investments in our European entities during 2015.
The increased tax rate in 2014 compared to 2013 was impacted by an increase in our valuation allowance of $9 million related primarily to operating loss tax-carryforwards generated from branch operations in Australia and certain foreign tax credits. Further increasing income tax expense in 2014 was a decrease in tax exempt income driven by a reduction in our U.S. tax-exempt portfolio.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS (LOSSES)

Net Investment Income
The following table provides a breakdown of income earned from our cash and investment portfolio by major asset class:

Year ended December 31,	2015	% Change	2014	% Change	2013

Fixed maturities	$294,725	(1%)	$296,663	1%	$293,609
Other investments	20,148	(65%)	57,621	(55%)	128,814
Equities	11,289	(5%)	11,832	9%	10,897
Mortgage loans	1,861	—	—	—	—
Cash and cash equivalents	8,572	(26%)	11,536	82%	6,337
Short-term investments	439	(39%)	725	(39%)	1,181
Gross investment income	337,034	(11%)	378,377	(14%)	440,838
Investment expense	(31,698)	(11%)	(35,611)	13%	(31,526)
Net investment income	$305,336	(11%)	$342,766	(16%)	$409,312

Pre-tax yield:(1)
Fixed maturities	2.4%		2.4%		2.5%

(1)	Pre-tax yield is annualized and calculated as net investment income divided by the average month-end amortized cost balances for the periods indicated.
Fixed Maturities:
2015 versus 2014: The 1% decrease in investment income from fixed maturities reflected the 1% decrease in average fixed maturities balances during 2015 as cash flows from investing activities were used for financing and operating activities.
2014 versus 2013: The 1% increase in investment income from fixed maturities reflected the 3% increase in average fixed maturities balances during 2014 as additional investments in fixed maturities were funded primarily by reinvestment of net investment income. This was partially offset by lower reinvestment yields as book yields continued to decline towards market yields.
Other Investments:
Other investments include hedge funds, direct lending funds, real estate funds and both direct and indirect (through a fund structure) investments in CLO Equities. These investments are recorded at fair value, with the change in fair value and income distributions reported in net investment income. Consequently, the pre-tax return on other investments may vary materially period over period, particularly during volatile equity and credit markets.

The following table provides a breakdown of net investment income from other investments:

Year ended December 31,	2015	2014	2013

Hedge, direct lending and real estate funds	$21,888	$37,447	$100,915
CLO - Equities	(1,740)	20,174	27,899
Total net investment income from other investments	$20,148	$57,621	$128,814

Pre-tax return on other investments(1)	2.3%	5.8%	13.3%

(1)	The pre-tax return on other investments is calculated by dividing total income from other investments by the average month-end fair value balances held for the periods indicated.
2015 versus 2014: The decline in pre-tax return on our other investments portfolio was due to lower returns on our hedge funds during 2015, reflective of lower returns from the global equity markets during 2015. The loss from CLO Equities was a result of a decline in the valuation of the underlying collateral balances which have declined in value along with other risk assets.
2014 versus 2013: The lower pre-tax return on our other investments portfolio was primarily due to modest returns on our hedge funds during 2014, compared to the strong returns provided by these holdings in 2013. The modest returns of these funds were reflective of the lower returns from global equity markets during 2014. The decline in income from CLO Equities in dollar terms was primarily due to a reduction in our direct investments as two holdings had completed their investment cycle and had returned all capital to equity tranche holders.
Net Realized Investment Gains (Losses)
Our fixed maturities and equities are classified as available for sale and reported at fair value. The effect of market movements on our available for sale investment portfolio impacts net income (through net realized investment gains) only when securities are sold or impaired. Additionally, changes in the fair value of investment derivatives, mainly foreign exchange forward contracts and interest rate swaps, are recorded in net realized investment gains.

The following table provides a breakdown of net realized investment gains (losses):

Year ended December 31,	2015	2014	2013

On sale of investments:
Fixed maturities and short-term investments	$(83,600)	$39,080	$33,038
Equities	10,570	133,858	44,157
	(73,030)	172,938	77,195
OTTI charges recognized in earnings	(72,720)	(31,227)	(9,362)
Change in fair value of investment derivatives	7,259	(9,603)	7,731
Net realized investment gains (losses)	$(138,491)	$132,108	$75,564

On sale of investments:
Generally, sales of individual securities occur when there are changes in the relative value, credit quality, or duration of a particular issuer. We may also sell to rebalance our investment portfolio in order to change exposure to particular sectors or asset classes.
2015 versus 2014: Net realized losses during 2015 primarily reflect foreign exchange losses on non-U.S. denominated fixed maturities, as a result of the strengthening of the U.S. dollar during 2015. Lower net realized gains on the sale of equities reflect lower returns in the global equity markets during 2015.

2014 versus 2013: Improvements in global equity markets during 2013 and the first half of 2014 enabled us to realize net gains on sales of our equity securities (primarily common stock) during 2014. Proceeds from these sales were reallocated to exchange-traded funds ("ETF's"). The primary source of the net realized gains on fixed maturities in 2014 was municipal debt.
OTTI charges:
Refer to the ‘Critical Accounting Estimates – OTTI’ section for details on our impairment review process.

The following table provides a summary of the OTTI recognized in earnings by asset class:

Year ended December 31,	2015	2014	2013

Fixed maturities:
Non-U.S. government	$3,538	$17,291	$120
Corporate debt	47,029	8,107	5,802
Non-Agency RMBS	111	7	57
ABS	124	61	129
Municipals	—	418	639
	50,802	25,884	6,747
Equity securities:
Common stocks	—	741	2,092
Exchange-traded funds	10,732	4,602	523
Bond mutual funds	11,186	—	—
	21,918	5,343	2,615
Total OTTI recognized in earnings	$72,720	$31,227	$9,362

The level of OTTI losses increased in 2015 compared to 2014 and 2013 due mainly to losses recorded on high yield corporate debt securities as a result of the widening of credit spreads. The current year also included impairments on non-U.S denominated bond mutual funds that we were no longer able to assert that we had the intent to hold until full recovery of cost due to the future reallocation to other asset classes.
Change in Fair Value of Investment Derivatives:
From time to time, we may economically hedge the foreign exchange exposure of non-U.S. denominated securities by entering into foreign exchange forward contracts. During 2015, our foreign exchange hedges resulted in $11 million of net gains which related primarily to securities denominated in the Australian dollar, Mexican peso and euro. Each of these currencies declined against the U.S. dollar during 2015.
During 2013, we introduced the use of interest rate swaps to reduce duration risk of our fixed income portfolio. During 2015, we recorded $4 million of net losses relating to our interest rate swaps.
Hedge accounting was not applied to any of these derivatives so the corresponding net unrealized gains/losses on the hedged securities are recorded as part of accumulated other comprehensive income in shareholders' equity.
Total Return
Our investment strategy is to take a long-term view by actively managing our investment portfolio to maximize total return within certain guidelines and constraints. In assessing returns under this approach, we include net investment income, net realized investment gains and losses and the change in unrealized gains and losses generated by our investment portfolio. The following table provides a breakdown of the total return on cash and investments for the periods indicated:

Year ended December 31,	2015	2014	2013

Net investment income	$305,336	$342,766	$409,312
Net realized investments gains (losses)	(138,491)	132,108	75,564
Change in net unrealized gains/losses, net of currency hedges	(134,746)	(163,876)	(245,429)
Total	$32,099	$310,997	$239,447

Average cash and investments(1)	$14,894,856	$15,334,932	$14,660,012

Total return on average cash and investments, pre-tax:
Inclusive of investment related foreign exchange movements	0.2%	2.0%	1.6%
Exclusive of investment related foreign exchange movements	0.9%	2.8%	1.6%

(1)	The average cash and investments balance is calculated by taking the average of the month-end fair value balances held for the periods indicated.

CASH AND INVESTMENTS

 The table below provides a breakdown of our cash and investments:

	December 31, 2015		December 31, 2014
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value

Fixed maturities	$11,897,639	$11,719,749	$12,185,973	$12,129,273
Equities	575,776	597,998	531,648	567,707
Mortgage loans	206,277	206,277	—	—
Other investments	609,619	816,756	736,599	965,465
Short-term investments	34,406	34,406	107,534	107,534
Total investments	$13,323,717	$13,375,186	$13,561,754	$13,769,979

Cash and cash equivalents(1)	$1,174,751	$1,174,751	$1,209,695	$1,209,695

(1)	Includes restricted cash and cash equivalents of $187 million and $288 million for 2015 and 2014, respectively.
Overview
The cost of our total investments decreased by $238 million from December 31, 2014, due to the timing and settlement of trade activity and the funding of financing and operating activities. The $395 million decrease in the fair value of our total investments was driven by the factors outlined above along with lower valuations as a result of the increase in U.S. interest rates and the widening of credit spreads on both investment grade and high-yield corporate debt.

The following provides a further analysis on our investment portfolio.
Fixed Maturities
The following provides a breakdown of our investment in fixed maturities:

	December 31, 2015		December 31, 2014
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$1,651,949	14%	$1,620,077	12%
Non-U.S. government	739,005	6%	1,033,543	9%
Corporate debt	4,362,769	37%	4,361,124	36%
Agency RMBS	2,249,236	19%	2,278,108	19%
CMBS	1,083,298	9%	1,096,888	9%
Non-Agency RMBS	101,008	1%	73,086	1%
ABS	1,371,270	12%	1,461,586	12%
Municipals(1)	161,214	2%	204,861	2%
Total	$11,719,749	100%	$12,129,273	100%

Credit ratings:
U.S. government and agency	$1,651,949	14%	$1,620,077	12%
AAA(2)	4,266,673	36%	4,720,852	39%
AA	1,273,941	11%	1,034,047	9%
A	2,065,192	18%	2,204,984	18%
BBB	1,442,938	12%	1,516,815	13%
Below BBB(3)	1,019,056	9%	1,032,498	9%
Total	$11,719,749	100%	$12,129,273	100%

(1)	Includes bonds issued by states, municipalities, and political subdivisions.

(2)	Includes U.S. government-sponsored agency RMBS and CMBS.

(3)	Non-investment grade and non-rated securities.
At December 31, 2015, fixed maturities had a weighted average credit rating of AA- (2014: AA-), a book yield of 2.5% (2014: 2.5%) and an average duration of 3.3 years (2014: 3.0 years). The interest rate swap positions, which reduced duration to 2.9 years at December 31, 2014, were closed during 2015. When incorporating short-term investments and cash and cash equivalents into this calculation (bringing the total to $12.9 billion), the weighted average credit rating would be AA- (2014: AA-) and duration (including interest rate swaps) would be 3.0 years (2014: 2.7 years).
Our methodology for assigning credit ratings to our fixed maturities is in line with the methodology used for the Barclays U.S. Aggregate Bond index. This methodology uses the middle of Standard & Poor's (S&P), Moody's and Fitch ratings. When ratings from only two of these agencies are available, the lower rating is used. When a rating from only one agency is available, it is used.
To calculate the weighted average credit rating for fixed maturities, we assign points to each rating with 29 points for the highest rating (AAA) and 2 points for the lowest rating (D) and then calculate the weighted average based on the fair values of the individual securities. Securities that are not rated by S&P, Moody’s or Fitch are excluded from weighted average calculations. At December 31, 2015, the fair value of fixed maturities not rated was $3.6 million (2014: $0.1 million).

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
In light of global concerns during recent years over the creditworthiness of certain sovereign debt within the eurozone, we have actively managed our exposure. Our current non-U.S. government holdings include exposure to only one country within the eurozone - Netherlands - which has a weighted average credit rating of AAA. At December 31, 2015, we held no sovereign debt issued by the peripheral European countries of Greece, Ireland, Italy, Portugal and Spain.
The following table provides a breakdown of the fair value of our eurozone exposure within our fixed maturity portfolio:

	Non-U.S. Government	Corporate	Non-Agency RMBS	ABS	Total	% of Total

At December 31, 2015
Eurozone countries:
Netherlands	$4,711	$55,741	$545	$—	$60,997	24%
Germany	—	44,389	8,888	—	53,277	21%
France	—	42,103	—	—	42,103	16%
Luxembourg	—	28,730	—	—	28,730	11%
Ireland	—	20,972	—	4,181	25,153	10%
Supranationals(1)	16,085	—	—	—	16,085	6%
Italy	—	14,446	—	—	14,446	6%
Belgium	—	11,543	—	—	11,543	4%
Spain	—	3,072	—	—	3,072	1%
Austria	—	1,663	—	—	1,663	1%
Total eurozone	$20,796	$222,659	$9,433	$4,181	$257,069	100%

At December 31, 2014
Eurozone countries:
Germany	$—	$135,454	$—	$1,108	$136,562	30%
Supranationals(1)	107,299	8,673	—	—	115,972	25%
Netherlands	10,054	49,524	3,450	—	63,028	14%
France	—	59,792	—	64	59,856	13%
Luxembourg	—	23,510	—	—	23,510	5%
Ireland	—	10,347	—	10,600	20,947	5%
Italy	—	14,649	—	—	14,649	3%
Belgium	—	12,577	—	—	12,577	3%
Spain	—	8,619	—	—	8,619	2%
Slovenia	1,782	—	—	—	1,782	—%
Austria	—	478	—	—	478	—%
Total eurozone	$119,135	$323,623	$3,450	$11,772	$457,980	100%

(1)	Includes supranationals only within the eurozone.
We also have an indirect eurozone exposure through our investment in non-U.S. bond mutual funds and exchange traded funds, which are classified as equities. At December 31, 2015 our exposure was $21 million (2014: $158 million).

The following is an analysis of our fixed maturity portfolio by major asset classes.
Non-U.S. Government:
Our holdings in non-U.S. government securities consisted of fixed income obligations of non-U.S. sovereigns, including government agencies, local governments and supranationals. The table below summarizes our aggregate fixed maturity exposures to governments in the eurozone and other non-U.S. government concentrations by fair value at December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
Country	Fair Value	% of Total	Weighted Average Credit Rating	Fair Value	% of Total	Weighted Average Credit Rating

Eurozone countries:
Supranationals(1)	$16,085	2%	AAA	$107,299	10%	AA+
Netherlands	4,711	1%	AAA	10,054	1%	AA+
Slovenia	—	—%	—	1,782	—%	BBB+
Total eurozone	$20,796	3%	AAA	$119,135	11%	AA+

Other concentrations:
United Kingdom	$211,020	29%	AA+	$172,410	17%	AA+
Australia	186,293	25%	AAA	190,565	18%	AAA
Canada	93,501	13%	AAA	114,430	11%	AAA
Mexico	52,125	7%	A-	67,368	7%	A-
Republic of Korea	27,348	4%	AA-	48,536	5%	AA-
Other	147,922	19%	BBB+	321,099	31%	A-
Total other concentrations	$718,209	97%	AA	$914,408	89%	AA-
Total non-U.S. government	$739,005	100%	AA	$1,033,543	100%	AA-

(1)	Includes supranationals only within the eurozone.
During 2015, we continued to reduce our exposure to eurozone debt. "Other concentrations" are mainly local currency emerging market sovereign debt and were reduced during the year. At December 31, 2015, this portfolio had a weighted average credit rating of BBB+ (2014: BBB+), a duration of 4.8 years (2014: 4.5 years) and a yield-to-worst of 8.6% (2014: 6.8%).
At December 31, 2015, our non-U.S. government debt had net unrealized losses of $70 million (2014: $47 million) which included gross unrealized foreign exchange losses of $65 million (2014: $51 million), mainly on emerging market sovereign debt securities.

Corporate Debt:
The composition of our corporate debt securities by sector was as follows:

	December 31, 2015			December 31, 2014
	Fair Value	% of Total	Weighted Average Credit Rating	Fair Value	% of Total	Weighted Average Credit Rating

Financial institutions:
U.S. banking	$1,097,410	25%	A-	$1,079,729	25%	A-
Corporate/commercial finance	302,376	7%	BBB-	317,676	7%	BBB
Foreign banking	233,928	5%	AA-	214,188	5%	AA-
Insurance	129,660	3%	A+	116,687	3%	A
Investment brokerage	31,814	1%	BBB	11,059	—%	BBB+
Total financial institutions	1,795,188	41%	A-	1,739,339	40%	A-

Consumer non-cyclicals	534,273	12%	BBB-	437,377	10%	BBB
Consumer cyclical	511,643	12%	BB+	487,968	11%	BBB-
Industrials	399,835	9%	BB+	401,033	9%	BB+
Communications	380,832	9%	BBB-	507,911	12%	BBB-
Technology	233,670	5%	BBB	166,541	4%	BBB
Energy	191,481	4%	BBB+	277,201	7%	BBB-
Utilities	125,231	3%	BBB+	139,576	3%	BBB
Other	190,616	5%	A	204,178	4%	A
Total	$4,362,769	100%	BBB	$4,361,124	100%	BBB

Credit quality summary:
Investment grade	$3,376,886	77%	A-	$3,376,110	77%	A-
Non-investment grade	985,883	23%	B+	985,014	23%	B+
Total	$4,362,769	100%	BBB	$4,361,124	100%	BBB

At December 31, 2015, our non-investment grade portfolio had a fair value of $986 million (2014: $985 million), a weighted average credit rating of B+ (2014: B+) and duration of 3.2 years (2014: 2.0 years). At December 31, 2015, our total corporate debt portfolio, including non-investment grade securities, had a duration of 3.3 years (2014: 2.8 years).

Mortgage-Backed Securities:
The following table provides a breakdown of the fair value of our RMBS and CMBS portfolios by credit rating:

	December 31, 2015		December 31, 2014
	RMBS	CMBS	RMBS	CMBS

Government agency	$2,249,236	$—	$2,278,108	$—
AAA	17,925	682,456	22,360	701,316
AA	4,596	203,790	338	218,188
A	34,218	161,536	6,329	123,623
BBB	19,099	35,242	12,574	51,990
Below BBB(1)	25,170	274	31,485	1,771
Total	$2,350,244	$1,083,298	$2,351,194	$1,096,888

(1)	Non-investment grade securities

Residential MBS:
Our RMBS portfolio consists primarily of AAA rated U.S. agency issues and is supported by loans that are diversified across geographical areas. Due to a change in prepayment speed assumptions caused by rising interest rates, the duration of our agency MBS holdings increased from 4.0 years at December 31, 2014 to 4.2 years at December 31, 2015.
At December 31, 2015, our non-agency RMBS had an average duration and weighted average life of 0.3 years (2014: 0.5 years) and 4.0 years (2014: 4.3 years), respectively.
Commercial MBS:
Our CMBS portfolio continues to be primarily high grade, with approximately 82% rated AA or better (2014: 84%). Additionally, the weighted average estimated subordination percentage for the portfolio was 32% at December 31, 2015 (2014: 30%), which represents the current weighted average estimated percentage of the capital structure subordinated to the investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. At December 31, 2015, the average duration and weighted average life was 2.8 years (2014: 3.2 years) and 3.5 years (2014: 3.8 years), respectively.

Asset-Backed Securities:
The following table provides a breakdown of the fair value of our ABS by underlying collateral and credit rating:

	Asset-backed securities
	AAA	AA	A	BBB	Below BBB	Total

At December 31, 2015
CLO - debt tranches	$723,759	$273,613	$—	$—	$—	$997,372
Auto	122,125	43,992	26,126	17,848	—	210,091
Student loan	51,285	15,603	—	—	—	66,888
Credit card	11,846	—	—	—	—	11,846
Other	33,090	5,346	43,717	295	2,625	85,073
Total	$942,105	$338,554	$69,843	$18,143	$2,625	$1,371,270
% of total	69%	25%	5%	1%	—%	100%

At December 31, 2014
CLO - debt tranches	$769,755	$266,928	$—	$—	$108	$1,036,791
Auto	170,521	39,818	29,815	21,761	—	261,915
Student loan	52,751	8,061	—	—	—	60,812
Credit card	21,517	—	—	—	—	21,517
Other	51,114	594	25,819	226	2,798	80,551
Total	$1,065,658	$315,401	$55,634	$21,987	$2,906	$1,461,586
% of total	73%	22%	4%	1%	—%	100%

The average duration and weighted average life of our ABS portfolio at December 31, 2015 was 0.5 years (2014: 0.5 years) and 3.2 years (2014: 3.7 years), respectively.

Municipals:
Our holdings in municipal debt are primarily held within the taxable portfolios of our U.S. subsidiaries and include debt issuance from states, municipalities and political subdivisions. The following table provides a breakdown of the fair value of our municipal debt portfolio by state and between Revenue and General Obligation (“G.O.”) bonds:

	G.O.	Revenue	Total	% of Total Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Average Credit Rating

At December 31, 2015
New York	$14,214	$25,480	$39,694	25%	$184	$(381)	AA
California	23,396	8,123	31,519	20%	765	(17)	AA-
Michigan	—	13,796	13,796	9%	—	(434)	A
Ohio	2,193	11,066	13,259	8%	316	(1)	A
Maryland	—	10,181	10,181	6%	201	(47)	AA-
Other	6,760	46,005	52,765	32%	853	(266)	A+
	$46,563	$114,651	$161,214	100%	$2,319	$(1,146)	AA-

At December 31, 2014
California	$38,155	$24,827	$62,982	31%	$2,794	$(86)	A+
New York	16,497	20,351	36,848	18%	319	(377)	AA
Ohio	—	12,854	12,854	6%	404	(1)	A-
Michigan	—	12,672	12,672	6%	—	(82)	A
Pennsylvania	—	7,876	7,876	4%	241	(32)	AA-
Other	15,640	55,989	71,629	35%	1,524	(254)	AA-
	$70,292	$134,569	$204,861	100%	$5,282	$(832)	AA-

G.O. bonds are backed by the full faith and credit of the authority that issued the debt and are secured by the taxing powers of those authorities. Revenue bonds are backed by the revenue stream generated by the services provided by the issuer (e.g. sewer, water or utility projects). As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than G.O. bonds. At December 31, 2015, the top three revenue streams related to transportation (44%), university (15%) and schools (12%) (2014: transportation (42%), university (17%) and hospital (7%)).

Gross Unrealized Losses:
At December 31, 2015, the gross unrealized losses on our fixed maturities portfolio were $230 million (2014: $173 million).
The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all investment grade fixed maturities in an unrealized loss position and includes any impact of foreign exchange:

	December 31, 2015			December 31, 2014
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses

0-10%	$7,383,036	$(105,399)	56%	$5,229,362	$(88,627)	65%
10-20%	146,632	(25,426)	13%	203,227	(28,578)	21%
20-30%	70,293	(21,232)	11%	48,010	(15,141)	11%
30-40%	45,462	(23,574)	12%	9,068	(4,236)	3%
40-50%	14,833	(11,972)	6%	—	—	—%
> 50%	3,080	(3,329)	2%	—	—	—%
Total	$7,663,336	$(190,932)	100%	$5,489,667	$(136,582)	100%

The increase in gross unrealized losses on investment-grade fixed maturities reflected the upward shift in sovereign yield curves as a result of the increase in U.S. interest rates and the widening of credit spreads on investment grade corporate debt holdings.
The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all non-investment grade fixed maturities in an unrealized loss position at December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses

0-10%	$707,030	$(18,033)	47%	$594,960	$(11,887)	31%
10-20%	68,079	(10,039)	25%	30,574	(5,412)	15%
20-30%	13,443	(4,103)	10%	17,471	(5,371)	15%
30-40%	6,057	(3,123)	8%	14,696	(7,887)	22%
40-50%	4,280	(3,287)	8%	7,955	(6,099)	17%
> 50%	636	(891)	2%	—	—	—%
Total	$799,525	$(39,476)	100%	$665,656	$(36,656)	100%

The increase in gross unrealized losses on non-investment grade fixed maturities is primarily due to the widening of credit spreads on commodity related corporate debt holdings.
Equities
At December 31, 2015, our equities portfolio had net unrealized gains of $22 million (2014: $36 million); the decrease was due to a decline in valuations reflective of the performance of the global equity markets.
Mortgage Loans

During the year, we invested in $206 million of commercial mortgage loans. The commercial mortgage loans are high quality and collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type to reduce the risk of concentration.

Other Investments
The composition of our other investment portfolio is summarized as follows:

	December 31, 2015		December 31, 2014

Hedge funds
Multi-strategy funds	$355,073	43%	$324,020	34%
Long/short equity funds	154,348	19%	298,907	31%
Event-driven funds	147,287	18%	185,899	19%
Leveraged bank loan funds	65	—%	9,713	1%
Total hedge funds	656,773	80%	818,539	85%

Direct lending funds	90,120	11%	54,438	6%
Real estate funds	4,929	1%	—	—%

Total hedge, direct lending and real estate funds	751,822	92%	872,977	91%

CLO - Equities	64,934	8%	92,488	9%
Total other investments	$816,756	100%	$965,465	100%

The $162 million decrease in the fair value of our total hedge funds in 2015 was driven by $180 million of net redemptions offset by $18 million of price appreciation. Certain of these funds may be subject to restrictions on redemptions which may limit our ability to liquidate these investments in the short term. See Item 8, Note 5(c) to the Consolidated Financial Statements 'Investments' for further details on these restrictions.
We have made total commitments of $310 million to managers of direct lending funds. To date, $88 million of this commitment has been called. We have made a total commitment of $60 million as a limited partner in a multi-strategy hedge fund, of which $48 million has been called to date.

During 2015, we made a $100 million commitment to a real estate fund, of which $5 million has been called to date.
The $28 million decrease in the fair value of our CLO - Equities was driven by a decline in value of the underlying collateral balances, in addition to the receipt of $13 million of cash distributions.
Restricted Investments
In order to support our obligations in regulatory jurisdictions where we operate as a non-admitted carrier, we provide collateral in the form of assets held in trust and, to a lesser extent, letters of credit. Refer to Item 8, Note 10(b) to the Consolidated Financial Statements 'Debt and Financing Arrangements' for further information on our collateral requirements upon issuance of certain letters of credit. The fair value of our restricted investments primarily relates to these items, as noted in the table below. Our restricted investments primarily consist of high-quality fixed maturity and short-term investment securities.

At December 31,	2015	2014

Collateral in Trust for inter-company agreements	$2,766,453	$2,792,461
Collateral for secured letter of credit facility	481,023	468,923
Collateral in Trust for third party agreements (1)	551,985	567,060
Securities on deposit with regulatory authorities	57,597	58,476
Total restricted investments	$3,857,058	$3,886,920

(1)	Includes $232 million (2014: $245 million) of fixed income securities deposited directly with Lloyd's to support the underwriting capacity of the Company's Lloyd's Syndicate, AXIS Syndicate 1686.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY
Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet the short-term and long-term cash requirements of its business operations. We manage our liquidity at both the holding company and operating subsidiary level.
Holding Company
As a holding company, AXIS Capital has no operations of its own and its assets consist primarily of investments in its subsidiaries. Accordingly, AXIS Capital’s future cash flows depend on the availability of dividends or other statutorily permissible distributions, such as returns of capital, from its subsidiaries. The ability to pay such dividends and/or distributions is limited by the applicable laws and regulations of the various countries and states in which AXIS Capital’s subsidiaries operate (refer to Item 8, Note 21 to the Consolidated Financial Statements 'Statutory Financial Information' for further information), as well as the need to maintain capital levels to adequately support (re)insurance operations and to preserve financial strength ratings issued by independent rating agencies. During 2015, AXIS Capital received $420 million (2014: $1,221 million; 2013: $566 million) of distributions from its subsidiaries. AXIS Capital’s primary uses of funds are dividend payments to both common and preferred shareholders, share repurchases, interest and principal payments on debt, capital investments in subsidiaries and payment of corporate operating expenses. We believe the dividend/distribution capacity of AXIS Capital’s subsidiaries, which was over $1 billion at December 31, 2015, will provide AXIS Capital with sufficient liquidity for the foreseeable future.
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

The following table summarizes our consolidated cash flows from operating, investing and financing activities in the last three years:

Total cash provided by (used in)(1)	2015	2014	2013

Operating activities	$791,200	$862,182	$1,096,968
Investing activities	(225,697)	(154,076)	(489,287)
Financing activities	(487,006)	(686,015)	(441,094)
Effect of exchange rate changes on cash	(12,194)	(23,587)	(3,078)
Increase (decrease) in cash and cash equivalents	$66,303	$(1,496)	$163,509

(1)	See Consolidated Statements of Cash Flows included in Item 8, ‘Financial Statements and Supplementary Data’, of this report for additional information.

•
Net cash provided by operating activities was $0.8 billion in 2015, compared to $0.9 billion in 2014 and $1.1 billion in 2013. The Company's insurance and reinsurance operations typically receive principal cash inflows from premiums, net of policy acquisition costs, and reinsurance recoverables. Our principal cash outflows are for the payment of claims and loss adjustment expenses, premium payments to reinsurers and operating expenses. Cash provided by operating activities can fluctuate due to timing differences in the collection of premium receivable and reinsurance recoverables and the payment of losses and ceded premiums payable. The reductions in operating cash flows in 2015 and 2014 were primarily driven by an increase in net paid losses as we settled losses incurred in prior years. In 2015, the increase in net paid losses was primarily attributable to increased loss payments in insurance professional and agriculture lines, while in 2014, the increase was driven by increased loss payments in the professional, liability and motor lines. In 2015 operating cash flows were also reduced by increased purchases of reinsurance protection and retrocessional coverage, the settlement of reorganization expenses as well as an increase in general and administrative expenses paid, partially offset by the termination fee received by PartnerRe and increased reinsurance recoveries related to the increase in claims paid.

•
The cash outflows from investing activities in 2015 related principally to the net purchases of fixed maturities of $172 million (2014: $162 million, 2013: $561 million) and the purchase of mortgage loans of $206 million partially offset by the net proceeds from the sale of other investments. The net purchases in all years were primarily a result of reinvesting of our net investment income.

•
Dividends paid to common and preferred shareholders are the primary source of recurring cash flows used in financing activities and totaled $159 million in 2015 (2014: $158 million, 2013: $158 million). Financing cash outflows also included common share repurchases totaling $332 million, $543 million and $472 million in 2015, 2014 and 2013, respectively. We note that market share repurchases are completely discretionary; the timing and amount of the additional repurchase transactions will depend on a variety of factors including, but not limited to, global (re)insurance and financial market conditions and opportunities, capital management and regulatory considerations (see ‘Capital Resources – Share Repurchases’ below). Cash outflows in 2014 and 2013 were partially offset by $15 million and $50 million third party investment in shares issued by Ventures Re, respectively (refer to noncontrolling interests discussion in Item 8, Note 14 of the Consolidated Financial Statements 'Noncontrolling Interests'). During 2013, financing cash flows also included a net $118 million inflow related to the preferred share transactions discussed under 'Capital Resources - Preferred Shares' below.

Our diversified underwriting portfolio has demonstrated an ability to withstand catastrophic losses. Since 2003, with the only exception being 2009, our annual cash flows from operations were in excess of $0.7 billion, with 2009 being adversely impacted by claims arising from the global financial crisis. Besides 2009, these positive cash flows were generated notwithstanding the impacts of the global financial crisis on other financial years and the recognition of significant natural catastrophe-related losses during the period: our net losses and loss expenses, gross of reinstatement premiums, included $266 million for Hurricanes Charley, Frances, Ivan and Jeanne in 2004; $1,019 million for Hurricanes Katrina, Rita and Wilma in 2005; $408 million for Hurricanes Gustav and Ike in 2008; $256 million for the Chilean and New Zealand earthquakes in 2010; $944 million for numerous natural catastrophe and weather events in 2011; and $331 million for Storm Sandy in 2012. There remains significant uncertainty associated with our estimates of net losses for certain of these events (see ‘Underwriting Results – Group – Underwriting Expenses’ for further details), as well as the timing of the associated cash outflows.
Should claim payment obligations accelerate beyond our ability to fund payments from operating cash flows, we would utilize our cash and cash equivalent balances and/or liquidate a portion of our investment portfolio. Our investment portfolio is heavily weighted towards conservative, high quality and highly liquid securities. We expect that, if necessary, approximately $12.5 billion of cash and invested assets at December 31, 2015 could be available in one to three business days under normal market conditions; of this amount, $3.9 billion relates to restricted assets, which primarily support our obligations in regulatory jurisdictions where we operate as a non-admitted carrier (see Item 8, Note 5(f) to the Consolidated Financial Statements 'Investments' for further details). For context, our largest 1-in-250 year return period, single occurrence, single-zone modeled probable maximum loss (Southeast U.S. Hurricane) is approximately $0.9 billion, net of reinsurance; our claim payments pertaining to such an event would be paid out over a period spanning many months. Our internal risk tolerance framework aims to limit both the loss of capital due to a single event, and the loss of capital that would occur from multiple but perhaps smaller events, in any year. Refer to the ‘Risk and Capital Management’ section of Item 1 for further information.
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
CAPITAL RESOURCES
In addition to common equity, we have utilized other external sources of financing, including debt, preferred shares and credit facilities to support our business operations. We believe that we hold sufficient capital to allow us to take advantage of market opportunities and to maintain our financial strength ratings, as well as to comply with various local statutory regulations. We monitor our capital adequacy on a regular basis and will seek to adjust our capital base (up or down) according to the needs of our business (refer to ‘Risk and Capital Management’ in Item 1).
The following table summarizes our consolidated capital position:

At December 31,	2015	2014

Long-term debt	$991,825	$990,790

Preferred shares	627,843	627,843
Common equity	5,239,039	5,193,278
Shareholders’ equity attributable to AXIS Capital	5,866,882	5,821,121
Total capital	$6,858,707	$6,811,911

Ratio of debt to total capital	14.5%	14.5%

Ratio of debt and preferred equity to total capital	23.6%	23.8%

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
Long-term Debt: Long-term debt represents the senior notes we issued during 2010 which mature in 2020, and the two senior notes issued in 2014, which mature in 2019 and 2045. For further information, refer to Item 8, Note 10(a) of the Consolidated Financial Statements 'Debt and Financing Arrangements'.
Preferred Shares: During 2005, we issued $250 million of 7.50% Series B non-cumulative preferred shares. During April 2012, we closed a cash tender offer for any and all of our outstanding Series B preferred shares at a price of $102.81 per share. As a result, we repurchased 2,471,570 Series B Preferred shares, for $254 million. At December 31, 2015, 28,430 Series B preferred shares, representing $3 million in aggregate liquidation preference, remained outstanding.

On January 27, 2016 we redeemed the remaining 28,430 Series B preferred shares, for their aggregate liquidation preference.
During March 2012, we issued 16 million of 6.875% Series C preferred shares with a liquidation preference of $25.00 per share for gross proceeds of $400 million. Dividends on the Series C preferred shares are non-cumulative; to the extent declared, dividends will accumulate, with respect to each dividend period, in an amount per share equal to 6.875% of the liquidation preference per annum. We may redeem the shares on or after April 15, 2017 at a redemption price of $25.00 per share.
During May 2013, we issued 9 million of 5.50% Series D preferred shares with a liquidation preference of $25.00 per share for gross proceeds of $225 million. Dividends on the Series D preferred shares are non-cumulative; to the extent declared, dividends will accumulate, with respect to each dividend period, in an amount per share equal to 5.50% of the liquidation preference per annum. We may redeem these shares on or after June 1, 2018 at a redemption price of $25.00 per share.

Common Equity: Underlying movements in the value of our common equity over the past two years are outlined in the following table:

Year ended December 31,	2015	2014

Common equity - opening	$5,193,278	$5,190,119
Net income attributable to AXIS Capital	641,631	810,745
Change in unrealized losses on available for sale investments, net of tax	(121,393)	(153,137)
Share repurchases	(264,538)	(543,202)
Unsettled accelerated share repurchase	(60,000)	—
Common share dividends	(122,713)	(117,859)
Preferred share dividends	(40,069)	(40,088)
Share-based compensation	30,355	51,382
Other	(17,512)	(4,682)
Common equity - closing	$5,239,039	$5,193,278

Credit and Letter of Credit Facilities
We routinely enter into agreements with financial institutions to obtain secured and unsecured credit and letter of credit facilities. These facilities are primarily used for the issuance of letters of credit, in the normal course of operations, to certain (re)insurance operations that purchase reinsurance protection from us. These letters of credit allow those operations to take credit, under local insurance regulations, for reinsurance obtained in jurisdictions where AXIS Capital’s subsidiaries are not licensed or otherwise admitted as an insurer. The value of our letters of credit outstanding is driven by, amongst other factors, loss development on existing reserves, the payment patterns of such reserves, the expansion of our business and the loss experience of such business. A portion of these facilities may also be used for liquidity purposes.
Each of our existing facilities is described further below; refer to Item 8, Note 10(b) of the Consolidated Financial Statements 'Debt and Financing Arrangements' for additional information.
Secured Letter of Credit Facility
We maintain a secured letter of credit facility (the “LOC Facility”). During 2015, we reduced the maximum aggregate utilization capacity of the LOC Facility from $750 million to $500 million. This facility is subject to certain covenants, including the requirement to maintain sufficient collateral to cover all of our obligations under the facility. Such obligations include contingent reimbursement obligations for outstanding letters of credit and fees payable to the lender. In the event of default, the lender may exercise certain remedies, including the exercise of control over pledged collateral and the termination of the availability of the facility to any or all of the participating operating subsidiaries.

Credit Facility

From March 2013 we are party to a $250 million credit facility (the “Credit Facility”), which provides us with combined borrowing and letter of credit issuance capacity up to the aggregate amount of the facility. At our request, and subject to certain conditions, the aggregate commitment of this facility may be increased by up to $150 million. Interest on loans issued under this facility is payable based on underlying market rates at the time of loan issuance. While any loans are unsecured, we have the option to issue letters of credit on a secured basis in order to reduce associated fees. This facility is subject to certain non-financial covenants that we believe are customary for facilities of this type, including limitations on fundamental changes, the incurrence of additional indebtedness and liens and certain transactions with affiliates and investments, as defined in the facility documents.

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

At December 31, 2015, this facility required a minimum consolidated net worth of $4.384 billion and our actual consolidated net worth, as calculated under the provisions of the Credit Facility, was $6.016 billion. We had a consolidated debt to total capital ratio, calculated in accordance with the Credit Facility provisions, of 0.14 to 1 and each of our material insurance/reinsurance subsidiaries party to the agreement had an A.M. Best financial strength rating of A+.
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
During 2013, we also entered into an amendment to the Credit Facility in order to permit AXIS Capital and its subsidiaries to enter into swap contracts and other arrangements related to weather derivative transactions.
Available Capacity
At December 31, 2015, we had $341 million and $nil letters of credit outstanding under the LOC Facility and the Credit Facility, respectively. The remaining available capacity under these facilities was $409 million, before taking into consideration the $150 million potential increase in the amount available under the Credit Facility. There was no debt outstanding under the Credit Facility. We were in compliance with all covenants of the facilities at December 31, 2015.

Share Repurchases
As part of our capital management strategy, our Board of Directors authorizes common share repurchase programs. On December 7, 2015, our Board of Directors authorized a new share repurchase plan for up to $750 million of our common shares through December 31, 2016. The new share repurchase authorization, effective December 31, 2015, replaced the previous plan which had $444 million available until December 31, 2016 (refer to Item 5 ‘Market for Registrant’s Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities’ ). At February 24, 2016, we have $654 million of remaining authorization under this common share repurchase program. As noted above, repurchases under this program are entirely discretionary; the timing and amount of the additional repurchase transactions will depend on a variety of factors including, but not limited to, global (re)insurance and financial market conditions and opportunities, capital management and regulatory considerations.
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
The ‘A’ grouping is the third highest out of ten major rating categories. The second through eighth major rating categories may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.

A.M. Best	An “opinion of an insurer’s financial strength and ability to meet its ongoing insurance policy and contract obligations”.	A+ (Stable)	“Superior ability to meet ongoing insurance obligations”
The ‘A+’ grouping is the second highest rating out of fifteen. Ratings outlooks (‘Positive’, ‘Negative’ and ‘Stable’) are assigned to indicate a rating’s potential direction over an intermediate term, generally defined as 36 months.

Moody’s Investors Service	“Opinions of the ability of insurance companies to pay punctually senior policyholder claims and obligations.”	A2 (Stable)	“Offers good financial security”
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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table provides a breakdown of our contractual obligations and commitments at December 31, 2015 by period due:

	Payment Due By Period
Contractual Obligations and Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating activities
Estimated gross loss and loss expense payments(1)	$9,646,285	$2,417,775	$2,884,020	$1,638,502	$2,705,988
Operating lease obligations(2)	151,311	25,386	45,677	35,735	44,513
Reinsurance purchase commitments(3)	29,119	29,119	—	—	—
Investing activities
Unfunded investment commitments(4)	$378,519	$3,000	66,488	309,031	—
Financing activities
Senior notes (including interest payments)(5)	1,535,189	48,875	97,750	823,126	565,438
Total	$11,740,423	$2,524,155	$3,093,935	$2,806,394	$3,315,939

(1)
We are obligated to pay claims for specified loss events covered by the (re)insurance contracts we write. Such loss payments represent our most significant future payment obligation. In contrast to our other contractual obligations, our cash payments are not determinable from the terms specified within the underlying contracts. The total amount in the table above reflects our best estimate of our reserve for losses and loss expenses. However, the actual amounts and timing may differ materially; refer to ‘Critical Accounting Estimates – Reserve for Losses and Loss Expenses’ for further information. We have not taken into account corresponding reinsurance recoverable amounts that would be due to us.

(2)	We lease office space under operating leases which expire at various dates. We renew and enter into new leases in the ordinary course of business, as required.

(3)	We purchase reinsurance protection for our insurance lines of business. The minimum premiums are contractually due in advance on a quarterly basis.

(4)
We have $379 million of unfunded investment commitments related to our investments in hedge, direct-lending, real estate and bank revolver opportunity funds, which are callable by our investment managers. For further details, refer to Item 8, Note 5(c) to the Consolidated Financial Statements 'Investments'.

(5)	For further details on the terms of our senior unsecured debt, refer to Item 8, Note 10(a) to the Consolidated Financial Statements 'Debt and Financing Arrangements'.

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
Nevertheless, other significant accounting policies are important to understanding our Consolidated Financial Statements. Refer Item 8, Note 2 to the Consolidated Financial Statements ‘Significant Accounting Policies’ for further information.
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
Loss reserves are not an exact calculation of liability but instead are complex estimates. The process of estimating loss reserves involves a number of variables (see ‘Selection of Reported Reserves (Management’s Best Estimate)’ below for further details). We review our estimate of loss reserves each reporting period and consider all significant facts and circumstances then known. As additional experience and other data become available and/or laws and legal interpretations change, we may adjust our previous estimates of loss reserves; these adjustments are recognized in the period they are determined and, therefore, can impact that period’s underwriting results either favorably (when reserves established in prior years can be released) or adversely (when reserves established in prior years require upward adjustment).
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
An important and distinguishing feature of many of these contracts, though, is our contractual right, subsequent to payment of a claim to our insured, to be subrogated to, or otherwise have an interest in, the insured’s rights of recovery under an insured loan or facility agreement. These estimated recoveries are recorded as an offset to our credit and political risk loss reserves. The lag between the date of a claim payment and our ultimate recovery from the corresponding security can result in negative case reserves at a point in time (as was the case at December 31, 2015 and 2014). The nature of the underlying collateral is specific to each transaction and we also estimate the value of this collateral on a contract-by-contract basis. This valuation process is inherently subjective and involves the application of management’s judgment because active markets for the collateral often do not exist. Our estimates of value are based on numerous inputs, including information provided by our insureds, as well as third party sources including rating agencies, asset valuation specialists and other publicly available information. We also assess any post-event circumstances, including restructurings, liquidations and possession of asset proposals/agreements.
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
Our results of operations for each of 2015, 2014 and 2013 were impacted by natural catastrophe activity. See Item 7 ‘Underwriting Results – Group, Underwriting Expenses’ for a discussion of these events and the remaining associated uncertainties.
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

Beginning in 2013, the Company significantly enhanced the capabilities and resources dedicated to the actuarial reserving function. Consequently, from the first quarter of 2014, management began to rely upon its internal actuarial reserving function for the quarterly reserve evaluation process rather than utilizing the services of an independent actuarial firm. On an annual basis, the Company uses an independent actuarial firm to provide an actuarial opinion on the reasonableness of our loss reserves for each of our operating subsidiaries and statutory reporting entities; such actuarial opinions are required to meet various insurance regulatory requirements. The actuarial firm also discusses its conclusions from the annual review with management and presents its findings to our Board of Directors.

Claim Tail Analysis
The following table shows our total loss reserves for each of our reportable segments, segregated between case reserves and IBNR and by significant reserving class. This table is presented on a gross basis and, therefore, does not include the benefit of reinsurance recoveries.

	2015			2014
At December 31,	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total

Insurance segment:
Property and other	$361,971	$306,323	$668,294	$476,106	$309,228	$785,334
Marine	293,592	129,575	423,167	151,733	116,384	268,117
Aviation	34,856	25,874	60,730	26,644	21,147	47,791
Credit and political risk	(29,756)	84,326	54,570	(45,691)	93,569	47,878
Professional lines	690,780	2,016,575	2,707,355	788,480	1,921,467	2,709,947
Liability	290,043	1,087,059	1,377,102	183,089	1,020,991	1,204,080
Total Insurance	1,641,486	3,649,732	5,291,218	1,580,361	3,482,786	5,063,147

Reinsurance segment:
Property and other	531,771	376,825	908,596	607,061	489,505	1,096,566
Credit and surety	121,507	235,687	357,194	116,718	217,105	333,823
Professional lines	299,490	891,428	1,190,918	311,865	885,733	1,197,598
Motor	413,616	456,345	869,961	410,483	466,947	877,430
Liability	245,210	783,188	1,028,398	259,187	769,046	1,028,233
Total Reinsurance	1,611,594	2,743,473	4,355,067	1,705,314	2,828,336	4,533,650

Total	$3,253,080	$6,393,205	$9,646,285	$3,285,675	$6,311,122	$9,596,797

The overall increase in our gross loss reserves during 2015 was driven by incurred loss activity in insurance marine and liability reserve classes, partially offset by favorable prior year development in the property and other lines.
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
Medium-Tail Business
Our medium-tail business primarily consists of professional lines (re)insurance and trade credit and surety reinsurance business. Certain other classes of business, including aviation hull and engineering reinsurance, are also considered to have a medium-tail. Claim reporting and settlement periods on these classes are generally longer than those of our short-tail reserving classes. We also consider our credit and political risk insurance business to have a medium tail, due to the complex nature of claims and the potential additional time that may be required to realize our subrogation assets.
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
Our transition from the ELR method to experience-based methods began during 2008, when we commenced gradual transition for the 2004 and prior accident years. As our loss history continued to develop, the transition was expanded to include additional accident years. With the exception of the experience in the insurance professional lines during 2013 through 2015, our actual loss experience has generally been more favorable than initial expectations and the transition led to the recognition of net favorable prior year reserve development in recent years. During 2013, the insurance professional lines actual loss development was worse than expected for accident years 2011 and 2012. Management recognized this experience by relying upon experience-based methods, an evaluation of the open claims inventory and other qualitative factors, resulting in a higher ultimate loss estimate than initial expected loss ratios. During 2014, Management continued to rely upon experience-based methods, an evaluation of the open claims inventory and other qualitative factors in establishing the ultimate loss estimates for the insurance professional lines portfolio. During 2015, updated actuarial assumptions in our Australian book of business impacting accident years 2010 to 2014 resulted in strengthening of the insurance professional lines portfolio, partially offset by favorable development in certain US professional lines classes. See 'Underwriting Results - Group - Prior Year Development' for a discussion of the development recognized during the last three years.
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
As previously described, the estimation of the value of our recoveries on credit and political risk business requires significant management judgment. At December 31, 2015, our total estimated recoveries on credit insurance business were $71 million, while comparatively, at December 31, 2014, our estimated recoveries were $79 million.

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
Commencing with our fourth quarter 2012 reserving process, we began to give weight to actuarial methods that reflect our actual experience for liability business as we believed that our oldest accident years were at a stage of expected development where such methods would produce meaningful actuarial indications. In 2015, we continued to give weight to experience-based methods for the insurance liability classes for accident years 2008 and prior, which led to the recognition of $3 million of net favorable prior year reserve development during 2015 on those accident years. For the reinsurance liability lines, we continued to give weight to experience-based methods for accident years 2009 and prior, resulting in the recognition of $56 million of net favorable prior year reserve development for those years during 2015.
Sensitivity Analysis
While we believe that our loss reserves at December 31, 2015 are adequate, new information, events or circumstances may result in ultimate losses that are materially greater or less than provided for in our loss reserves. As previously noted, there are many factors that may cause our reserves to increase or decrease, particularly those related to catastrophe losses and long-tail lines of business.

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
The following tables show the effect on our estimate of gross loss reserves of reasonably likely changes in the two key assumptions used to estimate our gross loss reserves at December 31, 2015.
The results show the cumulative increase (decrease) in our loss reserves across all accident years. For example, if our assumed loss development pattern for our property and other insurance business was three months shorter with no accompanying change in our ELR assumption, our loss reserves may decrease by approximately $27 million. Each of the impacts set forth in the tables is estimated individually, without consideration for any correlation among key assumptions or among reserving classes. Therefore, it would be inappropriate to take each of the amounts and add them together in an attempt to estimate total volatility. While we believe the variations in the expected loss ratios and loss development patterns presented could be reasonably expected, our own historical data regarding variability is generally limited and actual variations may be greater or less than these amounts. It is also important to note that the variations are not meant to be a “best-case” or “worst-case” series of scenarios and, therefore, it is possible that future variations in our loss reserves may be more or less than the amounts presented. While we believe that these are reasonably likely scenarios, we do not believe this sensitivity analysis should be considered an actual reserve range.

INSURANCE
Development Pattern	Expected Loss Ratio
Property and Other	5% lower	Unchanged	5% higher

3 months shorter	$(30,578)	$(26,990)	$(23,401)
Unchanged	(4,938)	—	4,938
3 months longer	40,802	48,148	55,493

Marine	5% lower	Unchanged	5% higher

3 months shorter	$(25,826)	$(21,000)	$(16,174)
Unchanged	(5,876)	—	5,876
3 months longer	25,005	32,506	40,008

Aviation	5% lower	Unchanged	5% higher

3 months shorter	$(7,791)	$(6,892)	$(5,993)
Unchanged	(1,244)	—	1,244
3 months longer	7,134	8,818	10,503

Credit and Political Risk	10% lower	Unchanged	10% higher

3 months shorter	$(8,400)	$—	$16,800
Unchanged	(8,400)	—	16,800
3 months longer	(8,400)	—	16,800

Professional Lines	10% lower	Unchanged	10% higher

6 months shorter	$(379,793)	$(47,412)	$284,968
Unchanged	(337,122)	—	337,122
6 months longer	(283,701)	59,357	402,414

Liability	10% lower	Unchanged	10% higher

6 months shorter	$(179,621)	$(26,850)	$125,921
Unchanged	(155,456)	—	155,456
6 months longer	(122,892)	36,182	195,256

REINSURANCE
Development Pattern	Expected Loss Ratio
Property and Other	5% lower	Unchanged	5% higher

3 months shorter	$(46,473)	$(28,443)	$(10,414)
Unchanged	(19,360)	—	18,487
3 months longer	16,193	35,857	55,956

Credit and Surety	10% lower	Unchanged	10% higher

6 months shorter	$(42,993)	$(26,599)	$(9,931)
Unchanged	(17,781)	—	17,051
6 months longer	37,205	56,467	77,351

Professional Lines	10% lower	Unchanged	10% higher

6 months shorter	$(119,294)	$(21,053)	$82,176
Unchanged	(89,292)	—	103,470
6 months longer	(48,491)	43,498	136,907

Motor	10% lower	Unchanged	10% higher

6 months shorter	$(69,765)	$(31,196)	$9,302
Unchanged	(36,253)	—	40,788
6 months longer	30,260	63,024	108,044

Liability	10% lower	Unchanged	10% higher

6 months shorter	$(116,780)	$(28,914)	$61,046
Unchanged	(84,451)	—	90,251
6 months longer	(45,582)	36,428	127,499

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
The following table shows the composition of our reinsurance recoverable on unpaid losses for each of our reportable segments, segregated between those related to case reserves and those related to IBNR and by significant line of business:

	2015			2014
At December 31,	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total

Insurance segment:
Property and other	$112,905	$46,384	$159,289	$139,193	$82,047	$221,240
Marine	126,947	42,003	168,950	54,681	29,549	84,230
Aviation	2,397	3,150	5,547	198	320	518
Credit and political risk	—	277	277	—	—	—
Professional lines	249,395	617,356	866,751	297,246	586,441	883,687
Liability	172,948	621,830	794,778	92,276	605,321	697,597
Total Insurance	664,592	1,331,000	1,995,592	583,594	1,303,678	1,887,272

Reinsurance segment:
Property and other	11,654	23,438	35,092	985	1,469	2,454
Credit and surety	—	—	—	—	—	—
Professional lines	—	—	—	—	—	—
Motor	—	—	—	—	—	—
Liability	—	625	625	—	554	554
Total Reinsurance	11,654	24,063	35,717	985	2,023	3,008

Total	$676,246	$1,355,063	$2,031,309	$584,579	$1,305,701	$1,890,280

Reinsurance recoverable on unpaid losses as a percentage of gross loss reserves was 21% at December 31, 2015 (2014: 20%). At December 31, 2015 and 2014, respectively, 96.2% and 98.5% of our gross reinsurance recoverable (i.e. excluding the provision for uncollectible amounts) were collectible from reinsurers rated A- or better by A.M. Best. For an analysis of the credit risk associated with our reinsurance recoverable balances at December 31, 2015, refer to Item 8, Note 11 to the Consolidated Financial Statements 'Commitments and Contingencies'.
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
We apply case-specific provisions against certain recoveries that we deem unlikely to be collected in full. In addition, we use a default analysis to estimate our provision for uncollectible amounts on the remainder of the balance. The principal components of the default analysis are reinsurance recoverable by reinsurer and default factors applied to estimate uncollectible amounts based on our reinsurers’ credit ratings. The default factors are based on a model developed by a major rating agency. The provision recorded against reinsurance recoverable was $18 million at December 31, 2015 and 2014. We have not written off any significant reinsurance recoverable balances in the last three years. At December 31, 2015, the use of different assumptions within our approach could have a material effect on our provision for uncollectible reinsurance recoverable. To the extent the creditworthiness of our reinsurers was to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than our provision. Given the various considerations used to estimate our uncollectible provision, we cannot precisely quantify the effect a specific industry event may have on our provision.

PREMIUMS
Our revenues are primarily generated from gross premiums written originating from our underwriting operations. The basis for our recognized gross premiums written varies by contract type.
Insurance Segment
For the majority of our insurance business, we receive a fixed premium which is identified in the policy and recorded as unearned premium on the inception date of the contract. This premium will be adjusted only if the underlying insured values ultimately differ. Accordingly, we actively monitor underlying insured values and record adjustment premiums in the period in which amounts are reasonably determinable. Gross premiums written on a fixed premium basis accounted for approximately 90%, 91% and 90% of the segment’s total for the years ended December 31, 2015, 2014 and 2013, respectively. A portion of this business is written through MGAs, third parties granted authority to bind risks on our behalf in accordance with our underwriting guidelines. For this business, we record premiums based on monthly statements received from the MGAs. Due to inherent reporting delays, we generally record premiums written via MGAs one month in arrears. In the event that a significant individual statement is not received, we record our best estimate based upon our historical experience.
A limited portion of our insurance business is written on a line slip or proportional basis, under which we assume a fixed percentage of the premiums and losses on a particular risk or group of risks along with numerous other unrelated insurers. Although premiums on this business are not contractually stated, we recognize gross premiums written based on an estimate provided by the client via the broker. For further details on the estimation process, see the discussion provided for the reinsurance segment below. We review these estimates on a quarterly basis and record significant adjustments in premium estimates when identified. Gross premiums written on a line slip/proportional basis comprised 10%, 9% and 10% of the segment’s total for the years ended December 31, 2015, 2014 and 2013, respectively, and therefore the associated impact of these estimates on our pre-tax net income was immaterial. The increase in 2015 compared to 2014 and decrease in 2014 compared to 2013 was driven by variability in the amount of proportional business written in our accident and health lines.
In our credit and political risk line of business, we write certain policies on a multi-year basis with premiums generally payable in installments. We record premiums at the inception of the policy based on our best estimate of total premiums, including assumptions relating to prepayments/refinancings. Furthermore, certain contracts within this line of business meet the U.S. GAAP definition of a financial guarantee insurance contract. Premiums for such contracts are recognized as the present value of the contractual premiums due or expected to be collected using a discount rate that reflects the risk-free rate at the inception of contract. Due to the scope exemption for insurance contracts that are similar to financial guarantee insurance contracts, the determination of whether certain of our credit and political risk contracts fall within the scope of the U.S. GAAP definition for financial guarantee contracts requires significant management judgment. For the year ended December 31, 2015 we did not write any contracts that meet the definition of a financial guarantee insurance contract, and in the year ended December 31, 2014, our total premiums from financial guarantee insurance contracts were immaterial in the context of total gross premiums written for the segment. At December 31, 2015, the average duration of the outstanding unearned premiums written for our credit and political risk line of business was 4.8 years (2014: 4.3 years).
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
Our excess of loss reinsurance contracts with cedants typically include provisions for a deposit or minimum premiums payable to us, which are generally considered to be the best estimate of the excess of loss reinsurance written premium at inception. The minimum/deposit premium is normally adjusted at the end of the contract period to reflect changes in the underlying risks in force during the contract period. We record adjustments to the deposit/minimum premiums in the period during which they become determinable. Excess of loss contracts accounted for 38%, 38% and 42% of our reinsurance segment’s total gross premiums written for the years ended December 31, 2015, 2014 and 2013, respectively. The percentage of excess of loss premiums written during 2015 was consistent with the percentage written in 2014. The decrease during 2014 compared to 2013 was primarily driven by an increase in proportional multi-year premiums written in our liability lines and an increase in the portion of motor and agriculture business written on a proportional basis, partially offset by the renewal timing of a large proportional treaty in professional lines.
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
As a result of this review process, any adjustments to estimates are recognized in gross premiums written during the period they are determined. Such changes in premium estimates could be material to gross premiums written and the resulting adjustments may directly and significantly impact net premiums earned favorably or unfavorably in the period they are determined because the adjustment may be substantially or fully earned. Gross premiums written for proportional contracts, including amounts related to the adjustment of premium estimates established in prior years, accounted for 62%, 62% and 58% of our reinsurance segment’s gross premiums written for the years ended December 31, 2015, 2014 and 2013, respectively.

Our estimates on proportional treaties incepting during the year were as follows:

Year ended December 31,	2015	2014	2013

Catastrophe	$7,400	$9,227	$3,896
Property	180,941	200,977	195,435
Professional lines	201,595	168,799	280,242
Credit and surety	202,609	226,254	222,486
Motor	222,091	207,218	177,834
Liability	182,246	180,388	152,790
Agriculture	119,695	139,640	103,869
Engineering	62,483	50,441	47,295
Other	12,945	13,685	11,582
Total estimated premiums	$1,192,005	$1,196,629	$1,195,429

Gross premiums written (reinsurance segment)	$2,020,649	$2,176,104	$2,137,903
As a % of total gross premiums written	59%	55%	56%

Since inception, our historical experience has shown that cumulative adjustments to our annual initial premium estimates on proportional reinsurance contracts have ranged from a negative revision of 4% to a favorable revision of 9%. Giving more weight to recent years where premium volume was comparable to current levels, we believe that a reasonably likely change in our 2015 proportional reinsurance gross premiums written estimate would be 5% in either direction. Such a change would result in a variance in our gross premiums written of approximately $60 million and an immaterial impact on our pre-tax net income. However, larger variations, both positive and negative, are possible.

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

Refer to Item 8, Note 6 to the Consolidated Financial Statements 'Fair Value Measurements' for further details on the valuation techniques and assumptions used in estimating the fair value of our financial instruments.

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

Fixed Maturities and Equities

At December 31, 2015, the fair value for 96% (2014: 97%) of our total fixed maturities and equities was based on prices provided by globally recognized independent pricing services where we have a current and detailed understanding of how their prices were derived. The remaining securities were priced by either non-binding broker quotes or internal valuation models.

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
At December 31, 2015 and 2014, we have not adjusted any pricing provided by independent pricing services (see ‘Management Pricing Validation’ below). Additionally, our total Level 3 fixed maturities and equities amounted to $49 million (2014: $74 million), less than 1% of total fixed maturities and equities. Refer Item 8, Note 6 to the Consolidated Financial Statements 'Fair Value Measurements' for further information.
Management Pricing Validation
While we obtain pricing from pricing services and/or broker-dealers, management is ultimately responsible for determining the fair value measurements for all securities. To ensure fair value measurement is applied consistently and in accordance with U.S. GAAP, we annually update our understanding of the pricing methodologies used by the pricing services and broker-dealers.
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
Other Investments
Hedge Funds, Direct Lending Funds, Real Estate Funds and CLO Equity Funds
We measure the fair value for hedge, direct lending, real estate and CLO equity funds by obtaining the net asset value (NAV) as advised by our external fund manager or third party administrator. For any funds for which we did not receive a December 31, 2015 net asset value, we have recorded an estimate of the change in fair value for the latest period based on return estimates obtained from the fund managers and the inclusion of subscriptions, redemptions, drawdowns and distributions. Accordingly, we do not typically have a reporting lag in our fair value measurements for these funds. Historically, our estimated NAVs have not significantly diverged from the subsequent final audited NAVs. Where we have the ability to liquidate our holdings at the reported NAV in the near term, these holdings are classified as Level 2 within the fair value hierarchy while the remaining holdings are classified as Level 3.

CLO – Equity Securities
We have also invested directly in CLO Equities, also known as “cash flow CLOs” in the industry. In 2015, the CLO – Equity market continues to be mostly inactive with only a small number of transactions being observed in the market and even fewer still involving deals we hold. With all of our direct investments in CLO - Equities past the end of their reinvestment period, there is uncertainty over the remaining time until maturity. As such our direct investments in CLO - Equities are valued at the lower of the liquidation value and our internal discounted cash flow modelled estimate of fair value. At December 31, 2015, the estimated fair value for CLO – Equities was $27 million (2014: $37 million).
The following significant inputs were used in the liquidation value.

At December 31,	2015	2014

Fair value of collateral	100%	—
Discount Margin	2.2% - 16.3%	—

The following significant inputs were used in our internal discounted cash flow model.

At December 31,	2015	2014

Default rates	4.0%	4.0% - 5.0%
Loss severity rate	53.5%	53.5%
Collateral spreads	3.2% - 3.5%	3.0% - 3.5%
Estimated maturity dates	2.6 - 4.1 years	3.1 - 4.2 years

Of these significant inputs, the default and loss severity rates are the most judgmental unobservable market inputs to which the valuation of CLO – Equities is most sensitive.
Actual default rates at November 30, 2015 for our CLO – Equities varied from 0% to 2.8% (November 30, 2014: 0% to 2.7%) on the remaining underlying collateral. While, on average, these default rates are much lower than our default rate assumptions noted above, we remain cautious on this favorable development given the continuing global economic uncertainty. Due to the use of significant unobservable inputs in our discounted cash flow model, we continue to classify the CLO – Equities as Level 3.

OTHER-THAN-TEMPORARY IMPAIRMENTS (“OTTI”)
Because our available-for-sale ("AFS") investment portfolio is the largest component of our consolidated assets and a multiple of shareholders’ equity, OTTI could be material to our financial condition and operating results particularly during periods of dislocation in the financial markets. During 2015, we recorded a total OTTI charge in earnings of $73 million (2014: $31 million; 2013: $9 million). Refer to the ‘Net Investment Income and Net Realized Investment Gains (Losses)’ section above for further details.
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

The credit loss component of OTTI recognized in earnings is calculated based on the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to the impairment. The significant inputs and the methodology used to estimate the credit losses are disclosed in Item 8, Note 5(e) to the Consolidated Financial Statements 'Investments'.

Equities
We consider our ability and intent to hold an equity security in an unrealized loss position for a reasonable period of time to allow for a full recovery. As an equity security does not have a maturity date, the forecasted recovery for an equity security is inherently more judgmental than for a fixed maturity security.
In light of the volatile global equity markets we have experienced in recent years, we generally impair any equities for which we do not forecast a recovery to cost within two years. Further, we generally impair an equity security if its value is below its cost by 15%. We have also established parameters for identifying potential impaired equity securities for fundamental analysis based on the severity, in either percentage or absolute dollar terms, of the unrealized loss position.
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

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Item 8, Note 2(m) to the Consolidated Financial Statements 'Significant Accounting Policies' for a discussion of recently issued accounting pronouncements that we have not yet adopted and refer to Item 8, Note 2(l) to the Consolidated Financial Statements 'Significant Accounting Policies' for a discussion on the early adoption of the new consolidation standard ASU 2015-02.

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At December 31, 2015, the Company is not party to any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K to which an entity unconsolidated with the Company is a party that management believes is reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that the Company believes is material to investors.

NON-GAAP FINANCIAL MEASURES

In this report, we present operating income, consolidated underwriting income and underwriting-related general and administrative expenses, which are “non-GAAP financial measures” as defined in Regulation G.
Operating income represents after-tax operational results without consideration of after-tax net realized investment gains (losses), foreign exchange gains (losses), termination fee received, reorganization and related expenses and losses on repurchase of preferred shares. We also present diluted operating income per common share and operating return on average common equity (“operating ROACE”), which are derived from the non-GAAP operating income measure.
Consolidated underwriting income is a pre-tax measure of underwriting profitability that takes into account net premiums earned and other insurance related income (loss) as revenues and net losses and loss expenses, acquisition costs and underwriting-related general and administrative costs as expenses. Underwriting-related general and administrative expenses include those general and administrative expenses that are incremental and/or directly attributable to our individual underwriting operations. While these measures are presented in Item 8, Note 3 to the Consolidated Financial Statements 'Segment Information', they are considered non-GAAP financial measures when presented elsewhere on a consolidated basis.

Operating income, diluted operating income per common share and operating ROACE can be reconciled to the nearest GAAP financial measures as follows:

Year ended December 31,	2015	2014	2013

Net income available to common shareholders	$601,562	$770,657	$683,910
Net realized investment (gains) losses, net of tax(1)	135,320	(106,196)	(77,603)
Foreign exchange losses (gains), net of tax(2)	(99,291)	(101,586)	23,684
Termination fee received(3)	(280,000)	—	—
Reorganization and related expenses, net of tax(4)	42,924	—	—
Loss on repurchase of preferred shares, net of tax(3)	—	—	3,081
Operating income	$400,515	$562,875	$633,072

Earnings per common share - diluted	$6.04	$7.29	$5.93
Net realized investment (gains) losses, net of tax	1.36	(1.00)	(0.68)
Foreign exchange losses (gains), net of tax	(1.00)	(0.97)	0.21
Termination fee received	(2.81)	—	—
Reorganization and related expenses, net of tax	0.43	—	—
Loss on repurchase of preferred shares, net of tax	—	—	0.03
Operating income per common share - diluted	$4.02	$5.32	$5.49

Weighted average common shares and common share equivalents - diluted(5)	99,629	105,713	115,328

Average common shareholders’ equity	$5,216,159	$5,191,699	$5,233,519

ROACE	11.5%	14.8%	13.1%

Operating ROACE	7.7%	10.8%	12.1%

(1)
Tax cost (benefit) of ($3,171), $25,912 and ($2,039) for 2015, 2014 and 2013, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.

(2)
Tax cost (benefit) of $3,021, $2,853 and ($2,459) for 2015, 2014 and 2013, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.

(3)	Tax impact is nil.

(4)
Tax benefit of $2,943 for 2015. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, reflecting the jurisdictional apportionment and related tax treatment of the individual components of the reorganization and related expenses.

(5)	Refer to Note 12 to the Consolidated Financial Statements 'Earnings Per Common Share' for further details on the dilution calculation.
A reconciliation of consolidated underwriting income to income before income taxes (the nearest GAAP financial measure) can be found in Item 8, Note 3 to the Consolidated Financial Statements 'Segment Information'. Underwriting-related general and administrative are reconciled to general and administrative expenses (the nearest GAAP financial measure) within 'Underwriting Results - Group'.
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

Foreign exchange gains (or losses) in our Consolidated Statements of Operations are primarily driven by the impact of foreign exchange rate movements on net insurance related-liabilities. However, this movement is only one element of the overall impact of foreign exchange rate fluctuations on our financial position. In addition, we recognize unrealized foreign exchange gains (or losses) on our available-for-sale investments in other comprehensive income and foreign exchange gains (or losses) realized upon the sale of these investments in net realized investments gain (or losses). These unrealized and realized foreign exchange rate movements generally offset a large portion of the foreign exchange gains (or losses) reported separately in earnings, thereby minimizing the impact of foreign exchange rate movements on total shareholders’ equity. As such, the Consolidated Statements of Operations foreign exchange gains (or losses) in isolation are not a fair representation of the performance of our business.

The termination fee received represents the break-up fee paid by PartnerRe Ltd. following the cancellation of the Amalgamation Agreement with AXIS Capital and is not indicative of future revenues of the Company.

Reorganization and related expenses are primarily driven by business decisions, the nature and timing of which are unrelated to the underwriting process and which are not representative of underlying business performance.

Losses on repurchase of preferred shares arise from capital transactions and, therefore, are not reflective of underlying business performance.
In this regard, certain users of our financial statements evaluate earnings excluding after-tax net realized investment gains (or losses), foreign exchange gains (or losses), termination fee received, reorganization and related expenses and losses on repurchase of preferred shares to understand the profitability of recurring sources of income.
We believe that showing net income available to common shareholders exclusive of net realized investment gains (or losses), foreign exchange gains (or losses), termination fee received, reorganization and related expenses and losses on repurchase of preferred shares reflects the underlying fundamentals of our business. In addition, we believe that this presentation enables investors and other users of our financial information to analyze performance in a manner similar to how our management analyzes the underlying business performance. We also believe this measure follows industry practice and, therefore, facilitates comparison of our performance with our peer group. We believe that equity analysts and certain rating agencies that follow us, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the potential for an economic loss due to adverse changes in the fair value of financial instruments. Refer to ‘Risk and Capital Management’ section under Item 1 for further details on how we manage market risk relating to our financial instruments.
Our Balance Sheets include a substantial amount of assets whose fair values are subject to market risks. Our fixed income and equity securities are classified as available-for-sale and, as such, changes in fair value caused by changes in interest rates, equity prices and foreign currency exchange rates will have an immediate impact on our comprehensive income, shareholders’ equity and book value but may not have an immediate impact on consolidated net income. Changes in these market risks will only impact our consolidated net income when, and if, securities are sold or an OTTI charge is recorded. Further, we have alternative investments including hedge funds, direct lending funds and CLO – Equities at December 31, 2015 and 2014. These investments are also exposed to market risks, with the change in fair value reported immediately in earnings.
The following is a sensitivity analysis of our primary market risk exposures at December 31, 2015 and 2014. Our policies to address these risks in 2015 were not materially different from 2014. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.
SENSITIVITY ANALYSIS
Interest Rate and Credit Spread Risk
Interest rate risk includes fluctuations in interest rates and credit spreads that have a direct impact on the fair value of our fixed maturities. As interest rates rise and credit spreads widen, the fair value of fixed maturities falls, and the converse is also true.
We monitor our sensitivity to interest rate and credit spread changes by revaluing our fixed maturities using a variety of different interest rates (inclusive of credit spreads). We use duration and convexity at the security level to estimate the change in fair value that would result from a change in each security’s yield. Duration measures the price sensitivity of an asset to changes in yield rates. Convexity measures how the duration of the security changes with interest rates. The duration and convexity analysis take into account changes in prepayment expectations for MBS and ABS securities. The analysis is performed at the security level and aggregated up to the asset category levels for reporting in the tables below.

The following table presents the estimated pre-tax impact on the fair value of our fixed maturities at December 31, 2015 and 2014 due to an instantaneous increase in the U.S. yield curve of 100 basis points and an additional 100 basis point credit spread widening for corporate debt, non-agency residential and commercial MBS, ABS and municipal bond securities.

	Fair Value	Potential Adverse Change in Fair Value
		Increase in interest rate by 100 basis points	Widening of credit spreads by 100 basis points	Total

At December 31, 2015
U.S. government and agency	$1,651,949	$(74,602)	$—	$(74,602)
Non-U.S. government	739,005	(24,947)	—	(24,947)
Agency RMBS	2,249,236	(95,075)	—	(95,075)

Securities exposed to credit spreads:
Corporate debt	4,362,769	(145,584)	(150,300)	(295,884)
CMBS	1,083,298	(30,275)	(33,141)	(63,416)
Non agency RMBS	101,008	(274)	(2,770)	(3,044)
ABS	1,371,270	(7,393)	(40,471)	(47,864)
Municipals	161,214	(7,124)	(7,314)	(14,438)
	$11,719,749	$(385,274)	$(233,996)	$(619,270)

At December 31, 2014
U.S. government and agency	$1,620,077	$(64,012)	$—	$(64,012)
Non-U.S. government	1,033,543	(31,598)	—	(31,598)
Agency RMBS	2,278,108	(91,539)	—	(91,539)

Securities exposed to credit spreads:
Corporate debt	4,361,124	(123,518)	(136,219)	(259,737)
CMBS	1,096,888	(34,920)	(35,313)	(70,233)
Non agency RMBS	73,086	(363)	(2,322)	(2,685)
ABS	1,461,586	(7,073)	(48,192)	(55,265)
Municipals	204,861	(11,230)	(11,127)	(22,357)
	$12,129,273	$(364,253)	$(233,173)	$(597,426)

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
Equity Price Risk
Our portfolio of equity securities, excluding the bond mutual funds, has exposure to equity price risk. This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices. The global equity portfolio is managed to a benchmark composite index, which consists of a blend of the S&P 500 and MSCI World indices. Changes in the underlying indices have a corresponding impact on the overall portfolio. The fair value of our equity securities at December 31, 2015 was $474 million (2014: $455 million). At December 31, 2015, the impact of a 20% decline in the overall market prices of our equity exposures would be $95 million (2014: $91 million), on a pre-tax basis.
Our investment in hedge funds has significant exposure to equity strategies with net long positions. At December 31, 2015, the impact of an instantaneous 15% decline in the fair value of our investment in hedge funds would be $99 million (2014: $123 million), on a pre-tax basis.

Foreign Currency Risk
The table below provides a sensitivity analysis of our total net foreign currency exposures.

	AUD	NZD	CAD	EUR	GBP	JPY	Other	Total

At December 31, 2015
Net managed assets (liabilities), excluding derivatives	$(9,158)	$(108,249)	$71,199	$(301,680)	$(121,508)	$16,821	$14,534	$(438,041)
Foreign currency derivatives, net	(34,631)	110,138	(63,277)	264,588	109,032	(12,479)	12,853	386,224
Net managed foreign currency exposure	(43,789)	1,889	7,922	(37,092)	(12,476)	4,342	27,387	(51,817)
Other net foreign currency exposure	892	—	—	21,281	6,721	—	112,550	141,444
Total net foreign currency exposure	$(42,897)	$1,889	$7,922	$(15,811)	$(5,755)	$4,342	$139,937	$89,627
Net foreign currency exposure as a percentage of total shareholders’ equity	(0.7%)	—%	0.1%	(0.3%)	(0.1%)	0.1%	2.4%	1.5%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$(4,290)	$189	$792	$(1,581)	$(576)	$434	$13,994	$8,962

At December 31, 2014
Net managed assets (liabilities), excluding derivatives	$41,680	$(145,842)	$70,389	$(95,224)	$(184,288)	$25,773	$(61,365)	$(348,877)
Foreign currency derivatives, net	(28,583)	150,534	(63,280)	70,789	135,535	(5,424)	489	260,060
Net managed foreign currency exposure	13,097	4,692	7,109	(24,435)	(48,753)	20,349	(60,876)	(88,817)
Other net foreign currency exposure	2,221	—	—	46,911	764	6	211,195	261,097
Total net foreign currency exposure	$15,318	$4,692	$7,109	$22,476	$(47,989)	$20,355	$150,319	$172,280
Net foreign currency exposure as a percentage of total shareholders’ equity	0.3%	0.1%	0.1%	0.4%	(0.8%)	0.3%	2.6%	2.9%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$1,532	$469	$711	$2,248	$(4,799)	$2,036	$15,032	$17,229

(1)	Assumes 10% appreciation in underlying currencies relative to the U.S. dollar.

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
New business written as part of the January 2016 renewal season is expected to serve as a natural offset versus the $52 million net short managed foreign currency exposure at December 31, 2015. Remaining un-matched foreign currency exposure will be economically hedged with foreign currency derivatives to ensure our net exposure remains within our risk tolerances.
Other Net Foreign Currency Exposure
Other net foreign currency exposure includes those assets managed by specific investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy. At December 31, 2015, other net foreign currency exposure primarily consisted of our emerging market debt securities portfolio and euro-denominated exchange traded funds.  See 'Cash and Investments' in Item 7 for further details on these portfolios.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
AXIS Capital Holdings Limited
We have audited the accompanying consolidated balance sheets of AXIS Capital Holdings Limited and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AXIS Capital Holdings Limited and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte Ltd.
Hamilton, Bermuda
February 25, 2016

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2015 AND 2014

	2015	2014
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2015: $11,897,639; 2014: $12,185,973)	$11,719,749	$12,129,273
Equity securities, available for sale, at fair value (Cost 2015: $575,776; 2014: $531,648)	597,998	567,707
Mortgage loans, held for investment, at amortized cost and fair value	206,277	—
Other investments, at fair value	816,756	965,465
Short-term investments, at amortized cost and fair value	34,406	107,534
Total investments	13,375,186	13,769,979
Cash and cash equivalents	988,133	921,830
Restricted cash and cash equivalents	186,618	287,865
Accrued interest receivable	73,729	83,070
Insurance and reinsurance premium balances receivable	1,967,535	1,808,620
Reinsurance recoverable on unpaid and paid losses	2,096,104	1,926,145
Deferred acquisition costs	471,782	466,987
Prepaid reinsurance premiums	396,201	351,441
Receivable for investments sold	26,478	169
Goodwill and intangible assets	86,858	88,960
Other assets	313,267	250,670
Total assets	$19,981,891	$19,955,736

Liabilities
Reserve for losses and loss expenses	$9,646,285	$9,596,797
Unearned premiums	2,760,889	2,735,376
Insurance and reinsurance balances payable	356,417	249,186
Senior notes	991,825	990,790
Payable for investments purchased	9,356	188,176
Other liabilities	350,237	315,471
Total liabilities	14,115,009	14,075,796

Commitments and Contingencies

Shareholders' equity
Preferred shares	627,843	627,843
Common shares (2015: 176,240; 2014: 175,478 shares issued and 2015: 96,066; 2014: 99,426 shares outstanding)	2,202	2,191
Additional paid-in capital	2,241,388	2,285,016
Accumulated other comprehensive loss	(188,465)	(45,574)
Retained earnings	6,194,353	5,715,504
Treasury shares, at cost (2015: 80,174; 2014: 76,052 shares)	(3,010,439)	(2,763,859)
Total shareholders’ equity attributable to AXIS Capital	5,866,882	5,821,121
Noncontrolling interests	—	58,819
Total shareholders’ equity	5,866,882	5,879,940

Total liabilities and shareholders’ equity	$19,981,891	$19,955,736

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013

	2015	2014	2013
	(in thousands, except for per share data)
Revenues
Net premiums earned	$3,686,417	$3,870,999	$3,707,065
Net investment income	305,336	342,766	409,312
Other insurance related income (loss)	(2,953)	650	4,424
Termination fee received	280,000	—	—
Net realized investment gains (losses)
Other-than-temporary impairment ("OTTI") losses	(72,720)	(31,227)	(9,362)
Other realized investment gains (losses)	(65,771)	163,335	84,926
Total net realized investment gains (losses)	(138,491)	132,108	75,564
Total revenues	4,130,309	4,346,523	4,196,365

Expenses
Net losses and loss expenses	2,176,199	2,186,722	2,134,195
Acquisition costs	718,112	737,197	664,191
General and administrative expenses	596,821	621,876	575,390
Foreign exchange losses (gains)	(102,312)	(104,439)	26,143
Interest expense and financing costs	50,963	74,695	61,979
Reorganization and related expenses	45,867	—	—
Total expenses	3,485,650	3,516,051	3,461,898

Income before income taxes	644,659	830,472	734,467
Income tax expense	3,028	25,908	7,002
Net income	641,631	804,564	727,465
Amounts attributable from noncontrolling interests	—	(6,181)	—
Net income attributable to AXIS Capital	641,631	810,745	727,465
Preferred share dividends	40,069	40,088	40,474
Loss on repurchase of preferred shares	—	—	3,081
Net income available to common shareholders	$601,562	$770,657	$683,910

Per share data
Net income per common share
Basic net income	$6.10	$7.38	$6.02
Diluted net income	$6.04	$7.29	$5.93
Weighted average number of common shares outstanding - basic	98,609	104,368	113,636
Weighted average number of common shares outstanding - diluted	99,629	105,713	115,328

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013

	2015	2014	2013
	(in thousands)
Net income	$641,631	$804,564	$727,465

Other comprehensive loss, net of tax:
Available for sale investments:
Unrealized investment losses arising during the year	(266,384)	(38,667)	(161,832)
Adjustment for re-classification of net realized investment gains (losses) and OTTI losses recognized in net income	144,991	(114,470)	(61,551)
Unrealized investment losses arising during the year, net of reclassification adjustment	(121,393)	(153,137)	(223,383)
Foreign currency translation adjustment	(21,498)	(10,262)	(21,414)
Total other comprehensive loss, net of tax	(142,891)	(163,399)	(244,797)
Comprehensive income	498,740	641,165	482,668
Amounts attributable from noncontrolling interests	—	(6,181)	—
Comprehensive income attributable to AXIS Capital	$498,740	$647,346	$482,668

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013

	2015	2014	2013
	(in thousands)
Preferred shares
Balance at beginning of year	$627,843	$627,843	$502,843
Shares issued	—	—	225,000
Shares repurchased	—	—	(100,000)
Balance at end of year	627,843	627,843	627,843

Common shares (par value)
Balance at beginning of year	2,191	2,174	2,146
Shares issued	11	17	28
Balance at end of year	2,202	2,191	2,174

Additional paid-in capital
Balance at beginning of year	2,285,016	2,240,125	2,179,034
Shares issued - common shares	3,416	158	3,422
Cost of treasury shares reissued	(17,958)	(12,054)	(4,225)
Unsettled accelerated share repurchase	(60,000)	—	—
Issue costs on newly issued preferred shares	—	—	(6,551)
Reversal of issue costs on repurchase of preferred shares	—	—	3,081
Stock options exercised	559	5,405	16,889
Share-based compensation expense	30,355	51,382	48,475
Balance at end of year	2,241,388	2,285,016	2,240,125

Accumulated other comprehensive income (loss)
Balance at beginning of year	(45,574)	117,825	362,622
Unrealized gains (losses) on available for sale investments, net of tax:
Balance at beginning of year	(28,192)	124,945	348,328
Unrealized losses arising during the year, net of reclassification adjustment	(121,393)	(153,137)	(223,383)
Non-credit portion of OTTI losses	—	—	—
Balance at end of year	(149,585)	(28,192)	124,945
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of year	(17,382)	(7,120)	14,294
Foreign currency translation adjustment	(21,498)	(10,262)	(21,414)
Balance at end of year	(38,880)	(17,382)	(7,120)
Balance at end of year	(188,465)	(45,574)	117,825

Retained earnings
Balance at beginning of year	5,715,504	5,062,706	4,497,789
Net income	641,631	804,564	727,465
Amounts attributable from noncontrolling interests	—	6,181	—
Preferred share dividends	(40,069)	(40,088)	(40,474)
Loss on repurchase of preferred shares	—	—	(3,081)
Common share dividends	(122,713)	(117,859)	(118,993)
Balance at end of year	6,194,353	5,715,504	5,062,706

Treasury shares, at cost
Balance at beginning of year	(2,763,859)	(2,232,711)	(1,764,673)
Shares repurchased for treasury	(264,538)	(543,202)	(472,263)
Cost of treasury shares reissued	17,958	12,054	4,225
Balance at end of year	(3,010,439)	(2,763,859)	(2,232,711)

Total shareholders’ equity attributable to AXIS Capital	5,866,882	5,821,121	5,817,962
Noncontrolling interests	—	58,819	50,000
Total shareholders' equity	$5,866,882	$5,879,940	$5,867,962

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013

	2015	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$641,631	$804,564	$727,465
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	138,491	(132,108)	(75,564)
Net realized and unrealized gains on other investments	(20,148)	(57,621)	(128,814)
Amortization of fixed maturities	97,223	113,879	139,667
Other amortization and depreciation	26,341	24,970	23,272
Share-based compensation expense, net of cash payments	43,052	63,237	57,168
Changes in:
Accrued interest receivable	8,908	13,788	88
Reinsurance recoverable balances	(214,992)	(16,204)	(66,169)
Deferred acquisition costs	(4,744)	(11,026)	(66,874)
Prepaid reinsurance premiums	(46,955)	(25,185)	(14,585)
Reserve for loss and loss expenses	151,011	46,903	523,409
Unearned premiums	29,841	58,376	229,157
Insurance and reinsurance balances, net	(74,578)	(102,593)	(250,463)
Other items	16,119	81,202	(789)
Net cash provided by operating activities	791,200	862,182	1,096,968

Cash flows from investing activities:
Purchases of:
Fixed maturities	(11,011,979)	(12,047,004)	(12,230,274)
Equity securities	(356,617)	(564,562)	(240,926)
Mortgage loans	(206,191)	—	—
Other investments	(83,561)	(75,542)	(166,835)
Short-term investments	(80,069)	(669,494)	(198,168)
Proceeds from the sale of:
Fixed maturities	9,432,226	10,799,112	10,261,256
Equity securities	275,357	740,900	323,423
Other investments	252,418	213,508	93,277
Short-term investments	125,311	526,460	197,690
Proceeds from redemption of fixed maturities	1,407,806	1,086,244	1,407,676
Proceeds from redemption of short-term investments	23,687	80,474	61,715
Purchase of other assets	(33,683)	(20,857)	(24,304)
Change in restricted cash and cash equivalents	101,247	(223,315)	26,183
Impact of the deconsolidation of a variable interest entity	(71,649)	—	—
Net cash used in investing activities	(225,697)	(154,076)	(489,287)

Cash flows from financing activities:
Repurchase of common shares	(332,252)	(543,202)	(472,263)
Dividends paid - common shares	(118,652)	(117,619)	(118,426)
Dividends paid - preferred shares	(40,088)	(40,088)	(39,193)
Proceeds from issuance of common shares	3,986	5,550	20,339
Net proceeds from issuance of senior notes	—	494,344	—
Redemption of senior notes	—	(500,000)	—
Net proceeds from issuance of preferred shares	—	—	218,449
Repurchase of preferred shares	—	—	(100,000)
Sales of shares to noncontrolling interests	—	25,000	50,000
Return of capital to noncontrolling interests	—	(10,000)	—
Net cash used in financing activities	(487,006)	(686,015)	(441,094)

Effect of exchange rate changes on foreign currency cash and cash equivalents	(12,194)	(23,587)	(3,078)
Increase (decrease) in cash and cash equivalents	66,303	(1,496)	163,509
Cash and cash equivalents - beginning of year	921,830	923,326	759,817
Cash and cash equivalents - end of year	$988,133	$921,830	$923,326

Supplemental disclosures of cash flow information:
Income taxes paid	$12,661	$7,654	$22,472
Interest paid	$48,875	$68,850	$58,125

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

1.	HISTORY

AXIS Capital Holdings Limited (“AXIS Capital”) is the Bermuda-based holding company for the AXIS group of companies, collectively the “Company”. AXIS Capital was incorporated on December 9, 2002, under the laws of Bermuda. Through its subsidiaries and branches organized in Bermuda, the United States, Europe, Singapore, Canada, Australia and Latin America. AXIS Capital provides a broad range of (re)insurance products on a worldwide basis under two distinct global underwriting platforms, AXIS Insurance and AXIS Re. In these notes, the terms “we,” “us,” “our,” or the “Company” refer to AXIS Capital and its direct and indirect subsidiaries.

Amalgamation Agreement with PartnerRe Ltd.

On January 25, 2015, the Company entered into an Agreement and Plan of Amalgamation (the "Amalgamation Agreement") with PartnerRe Ltd., a Bermuda exempted company ("PartnerRe") pursuant to which the Company would amalgamate with PartnerRe, and the two companies would continue as a single Bermuda exempted company. On August 3, 2015, the Company announced that it accepted a request from PartnerRe to terminate the Amalgamation Agreement. PartnerRe paid the Company $315 million to immediately terminate the Amalgamation Agreement, the amount comprising a termination fee of $280 million and a reimbursement of merger related expenses of $35 million.

2.	SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the United States Securities and Exchange Commission ("SEC") and include the accounts of AXIS Capital, its wholly-owned subsidiaries, and variable interest entities (“VIEs”) in which the Company is considered the primary beneficiary. All inter-company accounts and transactions have been eliminated.
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
DECEMBER 31, 2015, 2014 AND 2013

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Our significant accounting policies are:

a)	Investments
Investments available for sale
Our fixed maturities and equities classified as “available for sale” are reported at fair value at the balance sheet date. Refer to Note 6 'Fair Value Measurements' for additional information regarding the determination of fair value. The change in fair value (net unrealized gain or loss) on our available for sale investments, net of tax, is included as a separate component of accumulated other comprehensive income (loss) (“AOCI”) in shareholders’ equity.
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Other investments
We record other investments at fair value (refer to Note 6 'Fair Value Measurements'), with both changes in fair value and realized gains/losses reported in net investment income.
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
Reinstatement premiums are recognized and earned at the time a loss event occurs, where the coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms. The accrual of reinstatement premiums is based on our estimate of losses and loss adjustment expenses, which reflects management’s judgment, as described in Note 2(d) section 'Losses and Loss Expenses' below.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
We measure all derivative instruments at fair value (see Note 6 'Fair Value Measurements') and recognize them as either assets or liabilities in the Consolidated Balance Sheets. Subsequent changes in fair value and any realized gains or losses are recognized in the Consolidated Statements of Operations.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

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

l)	New Accounting Standards Adopted in 2015

Consolidation

During the second quarter of 2015, the Company early adopted the Accounting Standards Update (“ASU”) 2015-02, “Amendments to the Consolidation Analysis” issued by the Financial Accounting Standards Board (the “FASB”). The adoption of this amended accounting guidance resulted in the Company concluding that it no longer had a variable interest in AXIS Ventures Reinsurance Limited (“Ventures Re”) and therefore it was no longer required to consolidate the results of operations and the financial position of Ventures Re in its Consolidated Financial Statements. The Company adopted this revised accounting guidance using the modified retrospective approach and ceased to consolidate Ventures Re effective as of January 1, 2015. There was no impact from the adoption of ASU 2015-02 on the Company’s cumulative retained earnings. Refer to Note 14 'Noncontrolling Interests' for more information.

The new consolidation guidance did not have an impact on any other investments currently held by the Company.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

m)	Recently Issued Accounting Standards Not Yet Adopted

Revenue From Contracts With Customers

In May 2014, the FASB issued new guidance on revenue recognition affecting any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts are not in scope of the new guidance). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued an ASU to defer the effective date for all entities by one year. This guidance is effective for reporting periods beginning after December 15, 2017, and early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this guidance on our results of operations, financial condition and liquidity.

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

Classification and Measurement of Financial Instruments

In January 2016, the FASB issued new guidance making targeted amendments to guidance on classifying and measuring financial instruments. The guidance requires that equity investments (except those accounted for under the equity method of accounting, investments that are consolidated or those that meet a practicability exception) are measured at fair value with changes in fair value recognized in net income.

The guidance also amends how entities present certain changes in fair value of financial liabilities, modifies certain disclosure requirements for financial instruments and clarifies that the valuation allowance on a deferred tax asset related to available-for-sale securities should be evaluated in combination with the entity’s other deferred tax assets.

This guidance is effective for reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted for certain of the amendments. The Company is assessing the impact of the guidance on our results of operations, financial condition and liquidity.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

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
The following tables summarize the underwriting results of our reportable segments, as well as the carrying values of allocated goodwill and intangible assets:

At and year ended December 31, 2015	Insurance	Reinsurance	Total

Gross premiums written	$2,583,081	$2,020,649	$4,603,730
Net premiums written	1,759,359	1,915,307	3,674,666
Net premiums earned	1,798,191	1,888,226	3,686,417
Other insurance related income (loss)	1,036	(3,989)	(2,953)
Net losses and loss expenses	(1,154,928)	(1,021,271)	(2,176,199)
Acquisition costs	(261,208)	(456,904)	(718,112)
General and administrative expenses	(341,658)	(145,253)	(486,911)
Underwriting income	$41,433	$260,809	302,242

Corporate expenses			(109,910)
Net investment income			305,336
Net realized investment losses			(138,491)
Foreign exchange gains			102,312
Interest expense and financing costs			(50,963)
Termination fee received			280,000
Reorganization and related expenses			(45,867)
Income before income taxes			$644,659

Net loss and loss expense ratio	64.2%	54.1%	59.0%
Acquisition cost ratio	14.5%	24.2%	19.5%
General and administrative expense ratio	19.1%	7.7%	16.2%
Combined ratio	97.8%	86.0%	94.7%

Goodwill and intangible assets	$86,858	$—	$86,858

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

3.	SEGMENT INFORMATION (CONTINUED)

At and year ended December 31, 2014	Insurance	Reinsurance	Total

Gross premiums written	$2,535,415	$2,176,104	$4,711,519
Net premiums written	1,779,501	2,127,474	3,906,975
Net premiums earned	1,830,544	2,040,455	3,870,999
Other insurance related income (loss)	(11)	661	650
Net losses and loss expenses	(1,131,880)	(1,054,842)	(2,186,722)
Acquisition costs	(278,804)	(458,393)	(737,197)
General and administrative expenses	(341,214)	(144,987)	(486,201)
Underwriting income	$78,635	$382,894	461,529

Corporate expenses			(135,675)
Net investment income			342,766
Net realized investment gains			132,108
Foreign exchange gains			104,439
Interest expense and financing costs			(74,695)
Income before income taxes			$830,472

Net loss and loss expense ratio	61.8%	51.7%	56.5%
Acquisition cost ratio	15.2%	22.5%	19.0%
General and administrative expense ratio	18.7%	7.1%	16.1%
Combined ratio	95.7%	81.3%	91.6%

Goodwill and intangible assets	$88,960	$—	$88,960

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

3.	SEGMENT INFORMATION (CONTINUED)

At and year ended December 31, 2013	Insurance	Reinsurance	Total

Gross premiums written	$2,559,138	$2,137,903	$4,697,041
Net premiums written	1,813,538	2,114,662	3,928,200
Net premiums earned	1,722,762	1,984,303	3,707,065
Other insurance related income	2,436	1,988	4,424
Net losses and loss expenses	(1,050,402)	(1,083,793)	(2,134,195)
Acquisition costs	(242,363)	(421,828)	(664,191)
General and administrative expenses	(347,684)	(137,450)	(485,134)
Underwriting income	$84,749	$343,220	427,969

Corporate expenses			(90,256)
Net investment income			409,312
Net realized investment gains			75,564
Foreign exchange losses			(26,143)
Interest expense and financing costs			(61,979)
Income before income taxes			$734,467

Net loss and loss expense ratio	61.0%	54.6%	57.6%
Acquisition cost ratio	14.1%	21.3%	17.9%
General and administrative expense ratio	20.1%	6.9%	15.5%
Combined ratio	95.2%	82.8%	91.0%

Goodwill and intangible assets	$89,528	$—	$89,528

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

3.	SEGMENT INFORMATION (CONTINUED)

The following table presents our gross premiums written by the geographical location of our subsidiaries:

Year ended December 31,	2015	2014	2013

Bermuda	$525,226	$618,273	$718,904
Europe	1,714,405	1,784,139	1,699,748
United States	2,364,099	2,309,107	2,278,389
Total gross premium written	$4,603,730	$4,711,519	$4,697,041

The following table presents our net premiums earned by segment and line of business:

Year ended December 31,	2015	2014	2013

Insurance
Property	$432,587	$444,197	$462,364
Marine	183,696	178,229	179,057
Terrorism	36,818	35,876	39,298
Aviation	45,659	41,192	48,489
Credit and Political Risk	63,583	63,095	68,192
Professional Lines	596,430	629,365	586,200
Liability	161,614	146,819	110,623
Accident and Health	277,804	291,771	228,539
Total Insurance	1,798,191	1,830,544	1,722,762

Reinsurance
Catastrophe	216,020	325,307	380,199
Property	306,083	312,443	350,970
Professional Lines	310,915	336,058	304,754
Credit and Surety	250,208	263,013	279,943
Motor	299,883	268,678	221,844
Liability	297,000	289,223	234,736
Agriculture	129,346	164,628	126,490
Engineering	61,043	61,143	66,243
Other	17,728	19,962	19,124
Total Reinsurance	1,888,226	2,040,455	1,984,303

Total	$3,686,417	$3,870,999	$3,707,065

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

4.	GOODWILL AND INTANGIBLE ASSETS

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

The following table shows an analysis of goodwill and intangible assets:

	Goodwill	Intangible assets with an indefinite life	Intangible assets with a finite life	Total

Net balance at December 31, 2013	$46,422	$26,036	$17,070	$89,528
Amortization	n/a	n/a	(1,982)	(1,982)
Foreign currency translation adjustment	726	—	688	1,414
Net balance at December 31, 2014	47,148	26,036	15,776	88,960
Acquisition of Ternian	—	—	13,330	13,330
Amortization	n/a	n/a	(2,493)	(2,493)
Impairment charges	—	—	(12,939)	(12,939)
Net balance at December 31, 2015	$47,148	$26,036	$13,674	$86,858

Gross balance at December 31, 2015	$42,237	$26,036	$29,166	$97,439
Accumulated amortization	n/a	n/a	(15,492)	(15,492)
Foreign currency translation adjustment	4,911	—	—	4,911
Net balance at December 31, 2015	$47,148	$26,036	$13,674	$86,858

n/a – not applicable
We estimate that the annual amortization expense for our total intangible assets with a finite life will be approximately $2 million per year in 2016 through 2018 and $1 million per year in 2019 and 2020. The estimated remaining useful lives of these assets range from three to nine years.
Intangible assets with an indefinite life consist primarily of U.S. state licenses that provide a legal right to transact business indefinitely. Our impairment reviews for goodwill and indefinite lived intangibles did not result in the recognition of impairment losses for the years ended December 31, 2015, 2014 and 2013.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

5.	INVESTMENTS

a)	Fixed Maturities and Equities
The amortized cost or cost and fair values of our fixed maturities and equities were as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit OTTI in AOCI(5)

At December 31, 2015
Fixed maturities
U.S. government and agency	$1,673,617	$1,545	$(23,213)	$1,651,949	$—
Non-U.S. government	809,025	2,312	(72,332)	739,005	—
Corporate debt	4,442,315	16,740	(96,286)	4,362,769	—
Agency RMBS(1)	2,236,138	22,773	(9,675)	2,249,236	—
CMBS(2)	1,088,595	3,885	(9,182)	1,083,298	—
Non-Agency RMBS	99,989	1,992	(973)	101,008	(875)
ABS(3)	1,387,919	952	(17,601)	1,371,270	—
Municipals(4)	160,041	2,319	(1,146)	161,214	—
Total fixed maturities	$11,897,639	$52,518	$(230,408)	$11,719,749	$(875)
Equity securities
Exchange-traded funds	$447,524	$31,211	$(4,762)	$473,973
Bond mutual funds	128,252	—	(4,227)	124,025
Total equity securities	$575,776	$31,211	$(8,989)	$597,998

At December 31, 2014
Fixed maturities
U.S. government and agency	$1,645,068	$3,337	$(28,328)	$1,620,077	$—
Non-U.S. government	1,080,601	7,383	(54,441)	1,033,543	—
Corporate debt	4,386,432	40,972	(66,280)	4,361,124	—
Agency RMBS(1)	2,241,581	40,762	(4,235)	2,278,108	—
CMBS(2)	1,085,618	13,289	(2,019)	1,096,888	—
Non-Agency RMBS	71,236	2,765	(915)	73,086	(889)
ABS(3)	1,475,026	2,748	(16,188)	1,461,586	—
Municipals(4)	200,411	5,282	(832)	204,861	—
Total fixed maturities	$12,185,973	$116,538	$(173,238)	$12,129,273	$(889)
Equity securities
Exchange-traded funds	$416,063	$43,583	$(4,756)	$454,890
Bond mutual funds	115,585	—	(2,768)	112,817
Total equity securities	$531,648	$43,583	$(7,524)	$567,707

(1)	Residential mortgage-backed securities (RMBS) originated by U.S. agencies.

(2)	Commercial mortgage-backed securities (CMBS).

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

5.	INVESTMENTS (CONTINUED)

the above table. Additionally, within our other investments portfolio, we also invest in limited partnerships (hedge funds and drawdown funds) and CLO equity tranched securities, which are all variable interests issued by VIEs (see Note 5(c) section 'Other Investments'). For these variable interests, we do not have the power to direct the activities that are most significant to the economic performance of the VIEs and accordingly we are not the primary beneficiary for any of these VIEs. Our maximum exposure to loss on these interests is limited to the amount of our investment. We have not provided financial or other support with respect to these structured securities other than our original investment.
Contractual Maturities
The contractual maturities of fixed maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value	% of Total Fair Value

At December 31, 2015
Maturity
Due in one year or less	$291,368	$289,571	2.5%
Due after one year through five years	4,217,515	4,142,802	35.3%
Due after five years through ten years	2,263,684	2,181,525	18.6%
Due after ten years	312,431	301,039	2.6%
	7,084,998	6,914,937	59.0%
Agency RMBS	2,236,138	2,249,236	19.2%
CMBS	1,088,595	1,083,298	9.2%
Non-Agency RMBS	99,989	101,008	0.9%
ABS	1,387,919	1,371,270	11.7%
Total	$11,897,639	$11,719,749	100.0%

At December 31, 2014
Maturity
Due in one year or less	$424,077	$423,265	3.5%
Due after one year through five years	4,925,780	4,892,411	40.3%
Due after five years through ten years	1,755,248	1,695,641	14.0%
Due after ten years	207,407	208,288	1.7%
	7,312,512	7,219,605	59.5%
Agency RMBS	2,241,581	2,278,108	18.8%
CMBS	1,085,618	1,096,888	9.0%
Non-Agency RMBS	71,236	73,086	0.6%
ABS	1,475,026	1,461,586	12.1%
Total	$12,185,973	$12,129,273	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

5.	INVESTMENTS (CONTINUED)

Gross Unrealized Losses
The following table summarizes fixed maturities and equities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

At December 31, 2015
Fixed maturities
U.S. government and agency	$84,179	$(7,622)	$1,474,202	$(15,591)	$1,558,381	$(23,213)
Non-U.S. government	170,269	(50,841)	317,693	(21,491)	487,962	(72,332)
Corporate debt	340,831	(33,441)	2,845,375	(62,845)	3,186,206	(96,286)
Agency RMBS	64,792	(1,609)	1,073,566	(8,066)	1,138,358	(9,675)
CMBS	75,627	(1,579)	659,480	(7,603)	735,107	(9,182)
Non-Agency RMBS	5,283	(210)	43,199	(763)	48,482	(973)
ABS	562,599	(11,158)	667,448	(6,443)	1,230,047	(17,601)
Municipals	14,214	(310)	64,104	(836)	78,318	(1,146)
Total fixed maturities	$1,317,794	$(106,770)	$7,145,067	$(123,638)	$8,462,861	$(230,408)
Equity securities
Exchange-traded funds	$2,331	$(313)	$110,972	$(4,449)	$113,303	$(4,762)
Bond mutual funds	—	—	124,025	(4,227)	124,025	(4,227)
Total equity securities	$2,331	$(313)	$234,997	$(8,676)	$237,328	$(8,989)

At December 31, 2014
Fixed maturities
U.S. government and agency	$388,551	$(24,319)	$786,850	$(4,009)	$1,175,401	$(28,328)
Non-U.S. government	143,602	(29,171)	435,670	(25,270)	579,272	(54,441)
Corporate debt	26,708	(2,221)	2,199,672	(64,059)	2,226,380	(66,280)
Agency RMBS	259,914	(3,084)	333,288	(1,151)	593,202	(4,235)
CMBS	68,624	(925)	256,225	(1,094)	324,849	(2,019)
Non-Agency RMBS	6,689	(613)	13,442	(302)	20,131	(915)
ABS	425,663	(10,325)	750,679	(5,863)	1,176,342	(16,188)
Municipals	34,462	(644)	25,284	(188)	59,746	(832)
Total fixed maturities	$1,354,213	$(71,302)	$4,801,110	$(101,936)	$6,155,323	$(173,238)
Equity securities
Exchange-traded funds	$—	$—	$91,275	$(4,756)	$91,275	$(4,756)
Bond mutual funds	—	—	112,817	(2,768)	112,817	(2,768)
Total equity securities	$—	$—	$204,092	$(7,524)	$204,092	$(7,524)

Fixed Maturities
At December 31, 2015, 2,314 fixed maturities (2014: 1,388) were in an unrealized loss position of $230 million (2014: $173 million) of which $39 million (2014: $36 million) was related to securities below investment grade or not rated.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

5.	INVESTMENTS (CONTINUED)

At December 31, 2015, 383 securities (2014: 223) had been in a continuous unrealized loss position for 12 months or greater and had a fair value of $1,318 million (2014: $1,354 million). Following our credit impairment review, we concluded that these securities as well as the remaining securities in an unrealized loss position in the above table were temporarily impaired at December 31, 2015, and were expected to recover in value as the securities approach maturity. Further, at December 31, 2015, we did not intend to sell these securities in an unrealized loss position and it is more likely than not that we will not be required to sell these securities before the anticipated recovery of their amortized costs.
Equity Securities
At December 31, 2015, 35 securities (2014: 9) were in an unrealized loss position of $9 million (2014: $8 million).
At December 31, 2015, 1 security (2014: none) had been in a continuous unrealized loss position for 12 months or greater. Based on our impairment review process and our ability and intent to hold these securities for a reasonable period of time sufficient for a full recovery, we concluded that the above equities in an unrealized loss position were temporarily impaired at December 31, 2015.

b)	Mortgage Loans

The following table provides a breakdown of our mortgage loans held-for-investment:

	December 31, 2015		December 31, 2014
	Carrying Value	% of Total	Carrying Value	% of Total

Mortgage Loans held-for-investment:
Commercial	$206,277	100%	$—	—%
	206,277	100%	—	—%
Valuation allowances	—	—%	—	—%
Total Mortgage Loans held-for-investment	$206,277	100%	$—	—%

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

We have a high quality mortgage loan portfolio with debt service coverage ratios in excess of 1.3x and loan-to-value ratios of less than 65%; there are no credit losses associated with the commercial mortgage loans that we hold at December 31, 2015.

There are no past due amounts at December 31, 2015.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

5.	INVESTMENTS (CONTINUED)

c)	Other Investments

The following tables provide a breakdown of our investments in hedge funds, direct lending funds and CLO Equities, together with additional information relating to the liquidity of each category:

	Fair Value		Redemption Frequency (if currently eligible)	Redemption Notice Period

At December 31, 2015
Long/short equity funds	$154,348	19%	Quarterly, Semi-annually, Annually	45-60 days
Multi-strategy funds	355,073	43%	Quarterly, Semi-annually	60-95 days
Event-driven funds	147,287	18%	Quarterly, Annually	45-60 days
Leveraged bank loan funds	65	—%	n/a	n/a
Direct lending funds	90,120	11%	n/a	n/a
Real estate funds	4,929	1%	n/a	n/a
CLO - Equities	64,934	8%	n/a	n/a
Total other investments	$816,756	100%

At December 31, 2014
Long/short equity funds	$298,907	31%	Quarterly, Semi-annually	30-60 days
Multi-strategy funds	324,020	34%	Quarterly, Semi-annually	60-95 days
Event-driven funds	185,899	19%	Quarterly, Annually	45-60 days
Leveraged bank loan funds	9,713	1%	Quarterly	65 days
Direct lending funds	54,438	6%	n/a	n/a
Real estate funds	—	—%	n/a	n/a
CLO - Equities	92,488	9%	n/a	n/a
Total other investments	$965,465	100%

n/a – not applicable

The investment strategies for the above funds are as follows:

•	Long/short equity funds: Seek to achieve attractive returns primarily by executing an equity trading strategy involving both long and short investments in publicly-traded equities.

•
Multi-strategy funds: Seek to achieve above-market returns by pursuing multiple investment strategies to diversify risks and reduce volatility. This category includes funds of hedge funds which invest in a large pool of hedge funds across a diversified range of hedge fund strategies.

•	Event-driven funds: Seek to achieve attractive returns by exploiting situations where announced or anticipated events create opportunities.

•	Leveraged bank loan funds: Seek to achieve attractive returns by investing primarily in bank loan collateral that has limited interest rate risk exposure.

•	Direct lending funds: Seek to achieve attractive risk-adjusted returns, including current income generation, by investing in funds which provide financing directly to borrowers.

•	Real estate funds: Seek to achieve attractive risk-adjusted returns by making and managing investments in real estate and real estate securities and businesses.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

5.	INVESTMENTS (CONTINUED)

Two common redemption restrictions which may impact our ability to redeem our hedge funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund’s net assets which may otherwise hinder the general partner or investment manager’s ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During 2015 and 2014, neither of these restrictions impacted our redemption requests. At December 31, 2015, $66 million (2014: $87 million), representing 10% (2014: 11%) of our total hedge funds, relate to holdings where we are still within the lockup period. The expiry of these lockup periods range from March, 2016 to April, 2018.
At December 31, 2015, we have $222 million (2014: $88 million) of unfunded commitments within our other investments portfolio relating to our future investments in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from 5-10 years and the General Partners of certain funds have the option to extend the term by up to three years.
At December 31, 2015, we have $12 million (2014: $35 million) of unfunded commitments as a limited partner in a multi-strategy hedge fund. Once the full amount of committed capital has been called by the General Partner, the assets will not be fully returned until the completion of the fund's investment term which ends in March, 2019. The General Partner then has the option to extend the term by up to three years.
During 2015, we made a $100 million commitment as a limited partner in a fund which invests in real estate and real estate securities and businesses. The fund is subject to a three year commitment period and a total fund life of eight years during which time we are not eligible to redeem our investment. At December 31, 2015, $95 million of our commitment remains unfunded and the current fair value of the funds called to date are included in the real estate funds line of the table above.

During 2015, we made a $50 million commitment as a limited partner of a bank revolver opportunity fund. The fund is subject to an investment term of seven years and the General Partners have the option to extend the term by up to two years. At December 31, 2015, this commitment remains unfunded. It is not anticipated that the full amount of this fund will be drawn.

d)	Net Investment Income
Net investment income was derived from the following sources:

Year ended December 31,	2015	2014	2013

Fixed maturities	$294,725	$296,663	$293,609
Other investments	20,148	57,621	128,814
Equity securities	11,289	11,832	10,897
Mortgage loans	1,861	—	—
Cash and cash equivalents	8,572	11,536	6,337
Short-term investments	439	725	1,181
Gross investment income	337,034	378,377	440,838
Investment expenses	(31,698)	(35,611)	(31,526)
Net investment income	$305,336	$342,766	$409,312

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

5.	INVESTMENTS (CONTINUED)

e)	Net Realized Investment Gains (Losses)
The following table provides an analysis of net realized investment gains (losses):

Year ended December 31,	2015	2014	2013

Gross realized gains
Fixed maturities and short-term investments	$60,102	$126,023	$120,932
Equities	19,113	149,783	54,564
Gross realized gains	79,215	275,806	175,496
Gross realized losses
Fixed maturities and short-term investments	(143,702)	(86,943)	(87,894)
Equities	(8,543)	(15,925)	(10,407)
Gross realized losses	(152,245)	(102,868)	(98,301)
Net OTTI recognized in earnings	(72,720)	(31,227)	(9,362)
Change in fair value of investment derivatives(1)	7,259	(9,603)	7,731
Net realized investment gains (losses)	$(138,491)	$132,108	$75,564

(1)	Refer to Note 7 'Derivative Instruments'
The following table summarizes the OTTI recognized in earnings by asset class:

Year ended December 31,	2015	2014	2013

Fixed maturities:
Non-U.S. government	$3,538	$17,291	$120
Corporate debt	47,029	8,107	5,802
Non-Agency RMBS	111	7	57
ABS	124	61	129
Municipals	—	418	639
	50,802	25,884	6,747
Equity Securities
Common stocks	—	741	2,092
Exchange-traded funds	10,732	4,602	523
Bond mutual funds	11,186	—	—
	21,918	5,343	2,615
Total OTTI recognized in earnings	$72,720	$31,227	$9,362

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

5.	INVESTMENTS (CONTINUED)

Fixed Maturities
The following table provides a roll forward of the credit losses (“credit loss table”), before income taxes, for which a portion of the OTTI was recognized in AOCI:

Year ended December 31,	2015	2014

Balance at beginning of period	$1,531	$1,594
Credit impairments recognized on securities not previously impaired	—	—
Additional credit impairments recognized on securities previously impaired	33	—
Change in timing of future cash flows on securities previously impaired	—	—
Intent to sell of securities previously impaired	—	—
Securities sold/redeemed/matured	(58)	(63)
Balance at end of period	$1,506	$1,531

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
U.S. Government, U.S. Agency and U.S. Agency RMBS:
Unrealized losses on securities issued or backed (either explicitly or implicitly) by the U.S. government are generally not analyzed for OTTI. We have concluded that the possibility of any credit losses on these securities is highly unlikely due to the explicit U.S. government guarantee on certain securities (e.g. GNMA issuances) and, on others, the implicit guarantee that has been validated by past actions (e.g. U.S. government bailout of FNMA and FHLMC during the 2008 credit crisis). Although not generally analyzed for credit losses, the securities are still evaluated for intention to sell and likely requirement to sell.
Non-U.S. Government:
Non-U.S. government obligations are evaluated for credit loss primarily through qualitative assessments of the likelihood of credit loss using information such as duration and severity of unrealized losses, as well as credit ratings and price volatility. At December 31, 2015, our holdings in sovereign debt, including $21 million (2014: $119 million) relating to the eurozone countries, were substantially all investment-grade securities. The gross unrealized losses of $72 million at December 31, 2015 were mainly due to pricing and foreign exchange losses on emerging market debt. Based on our analysis, we do not anticipate any credit losses on our non-U.S. government fixed maturities at December 31, 2015. In 2015, the OTTI charges on non-U.S. government fixed maturities mainly related to unrealized foreign exchange losses on certain securities where forecasted recovery was uncertain.
Corporate Debt:
To estimate credit losses for corporate debt securities, our projected cash flows are primarily driven by our assumptions regarding the probability of default and the severity associated with those defaults. Our default and loss severity rates are based on credit rating, credit analysis, industry analyst reports and forecasts, Moody’s historical default data and any other data relevant to the recoverability of the security. In 2015, the OTTI charges on corporate debt securities were mainly related to energy sector exposure, unrealized foreign exchange losses on certain securities where forecasted recovery was uncertain, as well as our intent to sell.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

5.	INVESTMENTS (CONTINUED)

CMBS:
Our investments in CMBS are diversified and primarily rated AA or better, with a weighted average estimated subordination percentage of 32% at December 31, 2015 (2014: 30%). Based on discounted cash flows at December 31, 2015, the current level of subordination is sufficient to cover the estimated loan losses on the underlying collateral of the CMBS.
Non-agency RMBS:
For non-agency RMBS, our projected cash flows incorporated underlying data from widely accepted third-party data sources along with certain internal assumptions and judgments regarding the future performance of the security. These assumptions included the following: default, delinquency, loss severity and prepayment rates. The assumptions used to calculate the credit losses in 2015 have not changed significantly since December 31, 2014. At December 31, 2015, the fair value of our non-agency RMBS was $101 million (2014: $73 million), consisting primarily of $82 million (2014: $49 million) of Prime and $13 million (2014: $17 million) of Alt-A MBS. We have concluded there are no credit losses anticipated for any of our non-agency RMBS at December 31, 2015, other than those already recorded.
ABS:

Our investments in ABS at December 31, 2015 consist mainly of CLO debt tranched securities (“CLO Debt”) purchased primarily as new issues during 2013-2015.  Of these new issues all had credit ratings of AA or better.  We utilize a scenario-based approach to reviewing our CLO Debt portfolio based on the current asset market price.  We also review subordination levels of our securities to determine their ability to absorb credit losses of underlying collateral.   If losses are forecast to be below the subordination level for the tranche held by us, the security is determined not to be impaired.  We have concluded there are no credit losses anticipated for any of our CLO Debt at December 31, 2015.
Equity Securities
The OTTI losses on equity securities in 2015 and 2014 are primarily due to the severity of their unrealized loss positions, for which we concluded the forecast recovery period was uncertain. The recognition of such losses does not necessarily indicate that sales will occur or that sales are imminent or planned. At December 31, 2015, the fair value of our equities was $598 million (2014: $568 million), which included $9 million (2014: $8 million) of gross unrealized losses.

f)	Restricted Investments
In order to support our obligations in regulatory jurisdictions where we operate as a non-admitted carrier, we provide collateral in the form of assets held in trust and, to a lesser extent, letters of credit. Refer to Note 10(b) 'Debt and Financing Arrangements' for further information on our collateral requirements upon issuance of certain letters of credit. The fair value of our restricted investments primarily relates to these items, as noted in the table below. Our restricted investments primarily consist of high-quality fixed maturity and short-term investment securities.

At December 31,	2015	2014

Collateral in Trust for inter-company agreements	$2,766,453	$2,792,461
Collateral for secured letter of credit facility	481,023	468,923
Collateral in Trust for third party agreements (1)	551,985	567,060
Securities on deposit with regulatory authorities	57,597	58,476
Total restricted investments	$3,857,058	$3,886,920

(1)	Includes $232 million (2014: $245 million) of fixed income securities deposited directly with Lloyd's to support the underwriting capacity of the Company's Lloyd's Syndicate, AXIS Syndicate 1686.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

5.	INVESTMENTS (CONTINUED)

g)	Reverse Repurchase Agreements

At December 31, 2015, we held $30 million (2014: $110 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents on our consolidated balance sheet. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, we receive principal and interest income. We monitor the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

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

Agency RMBS

Agency RMBS securities consist of bonds issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. The fair values of these securities are priced using a mortgage pool specific model which uses daily inputs from the active to be announced market and the spread associated with each mortgage pool based on vintage. As the significant inputs are observable market inputs, the fair values of Agency RMBS securities are classified within Level 2.

CMBS

CMBS include mostly investment-grade bonds originated by non-agencies. The fair values of these securities are determined using a pricing model which uses dealer quotes and other available trade information along with security level characteristics to determine deal specific spreads. As the significant inputs are observable market inputs, the fair values of CMBS securities are classified within Level 2. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers to estimate fair value. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. These securities are classified within Level 3.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

Non-Agency RMBS

Non-Agency RMBS include mostly investment-grade bonds originated by non-agencies. The fair values of these securities are determined using an option adjusted spread model or other relevant models, which use inputs including available trade information or broker quotes, prepayment and default projections based on historical statistics of the underlying collateral and current market data. As the significant inputs are observable market inputs, the fair values of Non-Agency RMBS securities are classified withing Level 2.

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

Equity Securities

Equity securities include exchange-traded funds, and bond mutual funds. For exchange-traded funds, we classified these within Level 1 as their fair values are based on unadjusted quoted market prices in active markets. Our investments in bond mutual funds have daily liquidity, with redemption based on the NAV of the funds. Accordingly, we have classified these investments as Level 2.

Other Investments

As a practical expedient, we estimate fair values for hedge funds, direct lending funds, real estate funds and the CLO fund using NAVs as advised by external fund managers or third party administrators. For each of these funds, the NAV is based on the manager's or administrator's valuation of the underlying holdings in accordance with the fund's governing documents and in accordance with U.S. GAAP. For any funds for which we have not yet received a NAV concurrent with our period end date, we record an estimate of the change in fair value for the period subsequent to the most recent NAV. Such estimates are based on return estimates for the period between the most recently issued NAV and the period end date, and the inclusion of any subscriptions, redemptions, drawdowns and distributions. Estimates are obtained from the relevant fund managers. Accordingly, we do not typically have a reporting lag in our fair value measurements for these funds. Historically, our valuation estimates incorporating these return estimates have not significantly diverged from the subsequent NAVs.

Within the hedge fund, direct lending fund, real estate fund and CLO fund industries, there is a general lack of transparency necessary to facilitate a detailed independent assessment of the values placed on the securities underlying the NAV provided by the fund manager or fund administrator. To address this, on a quarterly basis, we perform a number of monitoring procedures designed to assist us in the assessment of the quality of the information provided by managers and administrators. These procedures include, but are not limited to, regular review and discussion of each fund's performance with its manager, regular evaluation of fund performance against applicable benchmarks and the backtesting of our fair value estimates against

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

subsequently received NAVs. Backtesting involves comparing our previously reported values for each individual fund against NAVs per audited financial statements (for year-end values) and final NAVs from fund managers and fund administrators (for interim values).

For our hedge fund investments with liquidity terms allowing us to fully redeem our holdings at the applicable NAV in the near term, we have classified these investments as Level 2. Certain investments in hedge funds, all of our direct lending funds, our real estate fund and our CLO fund have redemption restrictions (see Note 5(c) 'Investments' for further details) that prevent us from redeeming in the near term and therefore we have classified these investments as Level 3.

At December 31, 2015, our direct investments in CLO - Equities were classified within Level 3 as we estimated the fair value for these securities using an income approach valuation technique (discounted cash flow model) due to the lack of observable and relevant trades in the secondary markets.

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

Insurance-linked Securities

Insurance-linked securities comprise an investment in a catastrophe bond. We obtain non-binding quotes from broker-dealers to estimate fair value. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. These securities are classified within Level 3.

Cash Settled Awards

Cash settled awards comprise restricted stock units that form part of our compensation program. Although the fair value of these awards is determined using observable quoted market prices in active markets, the stock units themselves are not actively traded. Accordingly, we have classified these liabilities within Level 2.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

The table below presents the financial instruments measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

At December 31, 2015
Assets
Fixed maturities
U.S. government and agency	$1,632,355	$19,594	$—	$1,651,949
Non-U.S. government	—	739,005	—	739,005
Corporate debt	—	4,324,251	38,518	4,362,769
Agency RMBS	—	2,249,236	—	2,249,236
CMBS	—	1,072,376	10,922	1,083,298
Non-Agency RMBS	—	101,008	—	101,008
ABS	—	1,371,270	—	1,371,270
Municipals	—	161,214	—	161,214
	1,632,355	10,037,954	49,440	11,719,749
Equity securities
Exchange-traded funds	473,973	—	—	473,973
Bond mutual funds	—	124,025	—	124,025
	473,973	124,025	—	597,998
Other investments
Hedge funds	—	181,632	475,141	656,773
Direct lending funds	—	—	90,120	90,120
Real estate funds	—	—	4,929	4,929
CLO-Equities	—	—	64,934	64,934
	—	181,632	635,124	816,756
Short-term investments	—	34,406	—	34,406
Derivative instruments (see Note 7)	—	2,072	4,395	6,467
Insurance-linked securities	—	—	24,925	24,925
Total Assets	$2,106,328	$10,380,089	$713,884	$13,200,301
Liabilities
Derivative instruments (see Note 7)	$—	$7,692	$10,937	$18,629
Cash settled awards (see Note 16)	—	33,215	—	33,215
Total Liabilities	$—	$40,907	$10,937	$51,844

At December 31, 2014
Assets
Fixed maturities
U.S. government and agency	$1,497,922	$122,155	$—	$1,620,077
Non-U.S. government	—	1,033,543	—	1,033,543
Corporate debt	—	4,345,287	15,837	4,361,124
Agency RMBS	—	2,278,108	—	2,278,108
CMBS	—	1,079,125	17,763	1,096,888
Non-Agency RMBS	—	73,086	—	73,086
ABS	—	1,421,555	40,031	1,461,586
Municipals	—	204,861	—	204,861
	1,497,922	10,557,720	73,631	12,129,273
Equity securities
Exchange-traded funds	454,890	—	—	454,890
Bond mutual funds	—	112,817	—	112,817
	454,890	112,817	—	567,707
Other investments
Hedge funds	—	347,621	470,918	818,539
Direct lending funds	—	—	54,438	54,438
Real estate funds	—	—	—	—
CLO-Equities	—	—	92,488	92,488
	—	347,621	617,844	965,465
Short-term investments	—	107,534	—	107,534
Derivative instruments (see Note 7)	—	7,153	111	7,264
Insurance-linked securities	—	—	—	—
Total Assets	$1,952,812	$11,132,845	$691,586	$13,777,243
Liabilities
Derivative instruments (see Note 7)	$—	$3,041	$15,288	$18,329
Cash settled awards (see Note 16)	—	20,518	—	20,518
Total Liabilities	$—	$23,559	$15,288	$38,847

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

During 2015 and 2014, we had no transfers between Levels 1 and 2.

Level 3 Fair Value Measurements

Except for hedge funds, direct lending funds, real estate funds and our CLO fund priced using NAV as a practical expedient and certain fixed maturities and insurance-linked securities priced using broker-dealer quotes (underlying inputs are not available), the following table quantifies the significant unobservable inputs we have used in estimating fair value at December 31, 2015 for our investments classified as Level 3 in the fair value hierarchy.

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

Other investments - CLO Equities	$3,238	Discounted cash flow	Default rates	4.0%	4.0%
			Loss severity rate	53.5%	53.5%
			Collateral spreads	3.2% - 3.5%	3.3%
			Estimated maturity dates	2.6 - 4.1 years	3.8 years

	$24,019	Liquidation value	Fair value of collateral	100%	100%
			Discount margin	2.2% - 16.3%	5.0%

Derivatives - Weather derivatives, net	$(6,542)	Simulation model	Weather curve	30 - 2,462(1)	n/a (2)
			Weather standard deviation	65 - 240(1)	n/a (2)

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

The CLO - Equities market continues to be mostly inactive with only a small number of transactions being observed in the market and fewer still involving transactions in our CLO - Equities. Accordingly, we rely on the use of models to estimate the fair value of our direct investments in CLO - Equities. With all of our direct investments in CLO - Equities past the end of their reinvestment period, there is uncertainty over the remaining time until maturity. As such our direct investments in CLO - Equities are valued at the lower of the liquidation value and our internal discounted cash flow modelled estimate of fair value. The liquidation valuation is based on the fair value of the net underlying collateral which is determined by applying market discount margins by credit quality bucket. An increase (decrease) in the market discount margin would result in a decrease (increase) in value of our CLO - Equities. Regarding the discounted cash flow model, the default and loss severity rates are the most judgmental unobservable market inputs to which the valuation of CLO - Equities is most sensitive. A significant increase (decrease) in either of these significant inputs in isolation would result in lower (higher) fair value estimates for direct investments in our CLO - Equities and, in general, a change in default rate assumptions will be accompanied by a directionally similar change in loss severity rate assumptions. Collateral spreads and estimated maturity dates are less judgmental inputs as they are based on the historical average of actual spreads and the weighted average life of the current underlying portfolios, respectively.  A significant increase (decrease) in either of these significant inputs in isolation would result in higher (lower) fair value estimates for direct investments in our CLO - Equities.  In general, these inputs have no significant interrelationship with each other or with default and loss severity rates.

On a quarterly basis, our valuation process for CLO - Equities includes a review of the underlying cash flows and key assumptions used in the discounted cash flow model, and a review of the underlying collateral along with related discount margin by credit quality bucket. We review and update the above significant unobservable inputs based on information

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

The following tables present changes in Level 3 for financial instruments measured at fair value on a recurring basis for the periods indicated:

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in earnings (1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gain/loss (3)

Year ended December 31, 2015
Fixed maturities
Corporate debt	$15,837	$—	$(7,903)	$(49)	$88	$39,225	$(1,723)	$(6,957)	$38,518	$—
CMBS	17,763	5,072	(9,902)	—	(647)	—	—	(1,364)	10,922	—
ABS	40,031	—	(39,951)	—	102	—	—	(182)	—	—
	73,631	5,072	(57,756)	(49)	(457)	39,225	(1,723)	(8,503)	49,440	—
Other investments
Hedge funds	470,918	—	(23,813)	16,013	—	42,500	—	(30,477)	475,141	9,773
Direct lending funds	54,438	—	—	4,509	—	35,564	—	(4,391)	90,120	4,509
Real estate funds	—	—	—	(571)	—	5,500	—	—	4,929	(571)
CLO-Equities	92,488	—	—	(1,740)	—	—	—	(25,814)	64,934	(1,740)
	617,844	—	(23,813)	18,211	—	83,564	—	(60,682)	635,124	11,971
Other assets
Derivative instruments	111	—	—	2,555	—	1,865	—	(136)	4,395	3,580
Insurance-linked securities	—	—	—	(75)	—	25,000	—	—	24,925	(75)
	111	—	—	2,480	—	26,865	—	(136)	29,320	3,505
Total assets	$691,586	$5,072	$(81,569)	$20,642	$(457)	$149,654	$(1,723)	$(69,321)	$713,884	$15,476

Other liabilities
Derivative instruments	15,288	—	—	(3,208)	—	4,795	—	(5,938)	10,937	8,337
Total liabilities	$15,288	$—	$—	$(3,208)	$—	$4,795	$—	$(5,938)	$10,937	$8,337

Year ended December 31, 2014
Fixed maturities
Corporate debt	$—	$—	$—	$—	$(95)	$15,957	$—	$(25)	$15,837	$—
CMBS	4,018	9,447	—	—	1,381	5,027	—	(2,110)	17,763	—
ABS	30,799	1,125	(6,165)	—	2,350	39,800	—	(27,878)	40,031	—
	34,817	10,572	(6,165)	—	3,636	60,784	—	(30,013)	73,631	—
Other investments
Hedge funds	461,055	12,355	(32,255)	24,790	—	19,500	—	(14,527)	470,918	24,651
Direct lending funds	22,134	—	—	3,515	—	30,101	—	(1,312)	54,438	3,515
Real estate funds	—	—	—	—	—	—	—	—	—	—
CLO-Equities	73,866	—	—	20,173	—	25,941	—	(27,492)	92,488	20,173
	557,055	12,355	(32,255)	48,478	—	75,542	—	(43,331)	617,844	48,339
Other assets
Derivative instruments	984	—	—	5,112	—	—	—	(5,985)	111	101
Insurance-linked securities	—	—	—	—	—	—	—	—	—	—
	984	—	—	5,112	—	—	—	(5,985)	111	101
Total assets	$592,856	$22,927	$(38,420)	$53,590	$3,636	$136,326	$—	$(79,329)	$691,586	$48,440

Other liabilities
Derivative instruments	815	—	—	10,604	—	12,715	—	(8,846)	15,288	6,621
Total liabilities	$815	$—	$—	$10,604	$—	$12,715	$—	$(8,846)	$15,288	$6,621

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
DECEMBER 31, 2015, 2014 AND 2013

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

The transfers into and out of fair value hierarchy levels reflect the fair value of the securities at the end of the reporting period.

Transfers into Level 3 from Level 2

The transfers to Level 3 from Level 2 made during 2015 were primarily due to the lack of observable market inputs and multiple quotes from pricing vendors and broker-dealers for certain fixed maturities. The transfers to Level 3 from Level 2 made during 2014 were due to redemption provisions in hedge fund holdings and the lack of observable market inputs and multiple quotes from pricing vendors and broker-dealers for certain fixed maturities.

Transfers out of Level 3 into Level 2

The transfers to Level 2 from Level 3 made during 2015 and 2014 were primarily due to a review of the pricing inputs used on certain ABS and corporate debt securities and also due to certain hedge funds where we have the ability to liquidate holdings at the reported NAV in the near term due to the expiry of lockup provisions.

Financial Instruments Not Carried at Fair Value

U.S. GAAP guidance over disclosures about the fair value of financial instruments are also applicable to financial instruments not carried at fair value, except for certain financial instruments, including insurance contracts.

The carrying values of cash equivalents (including restricted amounts), accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated their fair values at December 31, 2015, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.

The carrying value of mortgage loans held-for-investment approximated their fair value at December 31, 2015, due to the fact that the loans were issued during the year. The estimated fair value of mortgage loans is primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk, or is determined from pricing for similar loans. Mortgage loans are not actively traded and their respective fair values are classified within Level 3.

At December 31, 2015, our senior notes are recorded at amortized cost with a carrying value of $992 million (2014: $991 million) and have a fair value of $1,058 million (2014: $1,089 million). The fair values of these securities were obtained from a third party pricing service and pricing was based on the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As these spreads and the yields for the risk-free yield curve are observable market inputs, the fair values of our senior notes are classified within Level 2.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

7.	DERIVATIVE INSTRUMENTS

The following table summarizes the balance sheet classification of derivatives recorded at fair value. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of our derivative activities. Notional amounts are not reflective of credit risk.

None of our derivative instruments are designated as hedges under current accounting guidance.

	At December 31, 2015			At December 31, 2014
	Derivative Notional Amount	Asset Derivative Fair Value(1)	Liability Derivative Fair Value(1)	Derivative Notional Amount	Asset Derivative Fair Value(1)	Liability Derivative Fair Value(1)

Relating to investment portfolio:
Foreign exchange forward contracts	$198,406	$490	$837	$161,678	$3,925	$12
Interest rate swaps	—	—	—	140,000	—	248

Relating to underwriting portfolio:
Foreign exchange forward contracts	692,023	1,582	6,855	577,836	3,228	2,781
Weather-related contracts	51,395	4,395	10,937	58,124	111	15,288
Commodity contracts	—	—	—	—	—	—
Total derivatives		$6,467	$18,629		$7,264	$18,329

(1)	Asset and liability derivatives are classified within other assets and other liabilities on the Consolidated Balance Sheets.

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

	December 31, 2015			December 31, 2014
	Gross Amounts	Gross Amounts Offset	Net Amounts(1)	Gross Amounts	Gross Amounts Offset	Net Amounts(1)

Derivative assets	$14,336	$(7,869)	$6,467	$15,125	$(7,861)	$7,264
Derivative liabilities	$26,498	$(7,869)	$18,629	$26,190	$(7,861)	$18,329

(1)	Net asset and liability derivatives are classified within other assets and other liabilities on the Consolidated Balance Sheets.

Refer to Note 5 'Investments' for information on reverse repurchase agreements.

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
Weather Risk

We write derivative-based risk management products designed to address weather risks with the objective of generating profits on a portfolio basis. The majority of this business consists of receiving a payment at contract inception in exchange for bearing the risk of variations in a quantifiable weather-related phenomenon, such as temperature. Where a client wishes to minimize the upfront payment, these transactions may be structured as swaps or collars. In general, our portfolio of such derivative contracts is of short duration, with contracts being predominantly seasonal in nature. In order to economically hedge a portion of this portfolio, we may also purchase weather derivatives.

Commodity Risk

Within our (re)insurance portfolio we are exposed to commodity price risk. We may hedge a portion of this price risk by entering into commodity derivative contracts.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 AND 2012

7.	DERIVATIVE INSTRUMENTS (CONTINUED)

The total unrealized and realized gains (losses) recognized in earnings for derivatives not designated as hedges were as follows:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative

		2015	2014	2013

Relating to investment portfolio:
Foreign exchange forward contracts	Net realized investment gains (losses)	$11,265	$10,333	$10,843
Interest rate swaps	Net realized investment gains (losses)	(4,006)	(19,936)	(3,112)
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange gains (losses)	(25,412)	(10,363)	1,690
Weather-related contracts	Other insurance related income (loss)	(3,005)	(5,373)	1,987
Commodity contracts	Other insurance related income (loss)	(1,814)	8,328	—
Total		$(22,972)	$(17,011)	$11,408

8.	RESERVE FOR LOSSES AND LOSS EXPENSES
Our reserve for losses and loss expenses comprise the following:

As of December 31,	2015	2014

Reserve for reported losses and loss expenses	$3,253,080	$3,285,675
Reserve for losses incurred but not reported	6,393,205	6,311,122
Reserve for losses and loss expenses	$9,646,285	$9,596,797

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

8.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

The following table presents a reconciliation of our beginning and ending gross reserve for losses and loss expenses and net reserve for unpaid losses and loss expenses for the years indicated:

Year ended December 31,	2015	2014	2013

Gross reserve for losses and loss expenses, beginning of year	$9,596,797	$9,582,140	$9,058,731
Less reinsurance recoverable on unpaid losses, beginning of year	(1,890,280)	(1,900,112)	(1,825,617)
Net reserve for unpaid losses and loss expenses, beginning of year	7,706,517	7,682,028	7,233,114

Net incurred losses and loss expenses related to:
Current year	2,419,247	2,445,666	2,353,631
Prior years	(243,048)	(258,944)	(219,436)
	2,176,199	2,186,722	2,134,195
Net paid losses and loss expenses related to:
Current year	(343,063)	(387,197)	(318,006)
Prior years	(1,709,659)	(1,544,664)	(1,373,459)
	(2,052,722)	(1,931,861)	(1,691,465)

Foreign exchange and other	(215,018)	(230,372)	6,184

Net reserve for unpaid losses and loss expenses, end of year	7,614,976	7,706,517	7,682,028
Reinsurance recoverable on unpaid losses, end of year	2,031,309	1,890,280	1,900,112
Gross reserve for losses and loss expenses, end of year	$9,646,285	$9,596,797	$9,582,140

We write business with loss experience generally characterized as low frequency and high severity in nature, which can result in volatility in our financial results. During 2015, 2014 and 2013, respectively, we recognized aggregate net losses and loss expenses of $100 million, $93 million and $201 million in relation to catastrophe and weather-related events.
Prior year reserve development arises from changes to loss and loss expense estimates related to loss events that occurred in previous calendar years. Such development is summarized by segment in the following table:

	Insurance	Reinsurance	Total

Year ended December 31, 2015	$23,447	$219,601	$243,048
Year ended December 31, 2014	63,735	195,209	258,944
Year ended December 31, 2013	50,355	169,081	219,436

Overall, the majority of the net favorable prior year reserve development in 2015, 2014 and 2013 related to short-tail lines of business. In 2015 net favorable prior year reserve development in the reinsurance liability, reinsurance professional, motor and credit and surety lines also contributed significantly to the total favorable reserve development which was partially offset by adverse development in insurance liability, credit and political risk and insurance professional lines. In addition to the short-tail lines favorable reserve development in 2014 and 2013, both years also reported significant favorable prior year reserve development in the reinsurance professional and reinsurance liability lines with motor also notably contributing to the 2014 reserve releases. The favorable prior year reserve development in both 2014 and 2013 was partially offset by adverse prior year reserve development in the insurance liability lines, with adverse prior year reserve development in insurance professional lines also significantly impacting 2013.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

8.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

The underlying exposures in our property, marine and aviation reserving classes within our insurance segment and the property reserving class within our reinsurance segment largely relate to short-tail business. Development from these classes contributed $152 million, $207 million and $162 million of the total net favorable prior year reserve development in 2015, 2014 and 2013, respectively, and primarily reflected the recognition of better than expected loss emergence.
Our medium-tail business consists primarily of professional insurance and reinsurance, credit and political risk and credit and surety lines. Our reinsurance professional lines business recognized $38 million, $33 million and $22 million of net favorable prior year development in 2015, 2014 and 2013, respectively. The 2015, 2014 and 2013 favorable developments were driven by increased weight being given to experience-based actuarial methods in selecting our ultimate loss estimates for accident years 2010 and prior. In 2015 and 2013, the insurance professional lines recorded adverse prior year reserve development of $14 million and $51 million, respectively. The adverse development in 2015 was primarily the result of strengthening in our Australian book of business during the third quarter of 2015. The adverse development in 2013 reflected the strengthening of certain parts of our U.S. D&O lines in the 2011 and 2012 accident years and development on global financial crisis-related claims in our 2008 and 2009 accident years. Our credit and surety lines recorded net favorable prior year reserve development of $27 million in 2015, reflecting better than expected loss emergence. In 2015, net adverse development of $15 million was recognized in our in credit and political risk insurance lines, relating primarily to an increase in loss estimates for one specific claim.
Our long-tail business consists primarily of liability and motor lines. In 2015, 2014 and 2013, our reinsurance liability lines and motor business contributed net favorable prior year reserve development of $82 million, $40 million and $91 million, respectively, primarily reflecting the greater weight management is giving to experience based indications which were generally favorable in 2015 for the accident years 2003 through 2010 and in 2014 and 2013 for the accident years 2004 through 2008. This favorable development was partially offset by adverse development in our insurance liability business of $27 million, $23 million and $24 million in 2015, 2014 and 2013, respectively, relating primarily to an increase in loss estimates for certain specific claim reserves, as well as a higher frequency of large auto liability claims which impacted the adverse reserve development in 2015.
Our December 31, 2015 net reserve for losses and loss expenses includes estimated amounts for numerous catastrophe events. We caution that the magnitude and/or complexity of losses arising from certain of these events, in particular Storm Sandy, the Japanese earthquake and tsunami and the three New Zealand earthquakes and the Tianjin port explosion, inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserves for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

9.	REINSURANCE (CONTINUED)

Gross and net premiums written and earned were as follows:

Year ended December 31,	2015		2014		2013
	Premiums written	Premiums earned	Premiums written	Premiums earned	Premiums written	Premiums earned

Gross	$4,603,730	$4,567,953	$4,711,519	$4,652,345	$4,697,041	$4,459,269
Ceded	(929,064)	(881,536)	(804,544)	(781,346)	(768,841)	(752,204)
Net	$3,674,666	$3,686,417	$3,906,975	$3,870,999	$3,928,200	$3,707,065

During the year ended December 31, 2015, we recognized ceded losses and loss expenses of $577 million (2014: $401 million; 2013: $415 million).
Our provision for unrecoverable reinsurance was $18 million at December 31, 2015 (2014: $18 million). At December 31, 2015, 96.2% (2014: 98.5%) of our gross reinsurance recoverables were collectible from reinsurers rated A- or better by A.M. Best.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

10.	DEBT AND FINANCING ARRANGEMENTS (CONTINUED)

remaining scheduled payments of principal and interest. The related indentures contain various covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. We were in compliance with all the covenants contained in the indentures at December 31, 2015.

Interest expense recognized in relation to our Senior Notes includes interest payable, amortization of the offering discounts and amortization of debt offering expenses. The offering discounts and debt offering expenses are amortized over the period of time during which the Senior Notes are outstanding. During 2015, we incurred interest expense of $50 million (2014: $72 million, 2013: $59 million).

b)	Credit Facilities

On March 26, 2013, AXIS Capital and certain of its subsidiaries entered into a $250 million credit facility (the "Credit Facility"), which was issued by a syndication of lenders pursuant to a Credit Agreement and other ancillary documents (together, the "Facility Documents") and will expire in March 2017. At the request of the Company and subject to the satisfaction of certain conditions, the aggregate commitment available under the Credit Facility may be increased by up to $150 million. Under the terms of the Credit Facility, loans are available for general corporate purposes and letters of credit may be issued in the ordinary course of business, with total usage not to exceed the aggregate commitment available. Interest on loans issued under the Credit Facility is payable based on underlying market rates at the time of loan issuance. While loans under the Credit Facility are unsecured, we have the option to issue letters of credit on a secured basis in order to reduce associated fees. Letters of credit issued under the Credit Facility would principally be used to support the (re)insurance obligations of our operating subsidiaries. Each of AXIS Capital, AXIS Specialty Finance LLC and AXIS Specialty Holdings Bermuda Limited guarantees the obligations of the other parties to the Credit Facility. The Credit Facility is subject to certain non-financial covenants, including limitations on fundamental changes, the incurrence of additional indebtedness and liens and certain transactions with affiliates and investments, as defined in the Facility Documents. The Credit Facility also requires compliance with certain financial covenants, including a maximum debt to capital ratio and a minimum consolidated net worth requirement. In addition, each of AXIS Capital’s material (re)insurance subsidiaries party to the Credit Facility must maintain a minimum A.M. Best Company, Inc. financial strength rating. In the event of default, including a breach of these covenants, the lenders may exercise certain remedies including the termination of the Credit Facility, the declaration of all principal and interest amounts related to Credit Facility loans to be immediately due and the requirement that all outstanding letters of credit be collateralized.

On September 18, 2013, we entered into an amendment to the Credit Facility in order to permit AXIS Capital and its subsidiaries to enter into swap contracts and other arrangements related to weather derivative transactions. All other material terms and conditions remained unchanged.

Effective February 10, 2014, AXIS Specialty Finance PLC was added as a guarantor to the Credit Facility.

On November 20, 2013, certain of AXIS Capital’s operating subsidiaries (the "Participating Subsidiaries") entered into an amendment to extend the term of the Company's secured $750 million letter of credit facility (the “LOC Facility”) with Citibank Europe plc (“Citibank”) pursuant to a Master Reimbursement Agreement and other ancillary documents (together, the “LOC Facility Documents”). Under the terms of the LOC Facility, letters of credit to a maximum aggregate amount of $750 million are available for issuance on behalf of the Participating Subsidiaries. These letters of credit will principally be used to support the reinsurance obligations of the Participating Subsidiaries. The LOC Facility is subject to certain covenants, including the requirement to maintain sufficient collateral, as defined in the LOC Facility Documents, to cover all of the obligations under the LOC Facility. Such obligations include contingent reimbursement obligations for outstanding letters of credit and fees payable to Citibank. In the event of default, Citibank may exercise certain remedies, including the exercise of control over pledged collateral and the termination of the availability of the LOC Facility to any or all of the Participating Subsidiaries.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

10.	DEBT AND FINANCING ARRANGEMENTS (CONTINUED)

On March 31, 2015, the Company entered into an amendment to reduce the maximum aggregate utilization capacity of the LOC Facility from $750 million to $500 million. All other material terms and conditions remained unchanged.

On December 18, 2015, the Participating Subsidiaries renewed their $500 million secured LOC Facility with Citibank Europe plc for a four year term commencing December 31, 2015, pursuant to certain updates to the LOC Facility Documents. All other material terms and conditions remained unchanged.

At December 31, 2015, letters of credit outstanding under the LOC Facility and the Credit Facility totaled $341 million and $nil, respectively. There was no debt outstanding under the Credit Facility. We were in compliance with all LOC Facility and Credit Facility covenants at December 31, 2015.

11.	COMMITMENTS AND CONTINGENCIES

a)	Concentrations of Credit Risk
Credit Risk Aggregation
We monitor and manage the aggregation of credit risk on a group-wide basis allowing us to consider exposure management strategies for individual companies, countries, regions, sectors and any other relevant inter-dependencies. Our credit exposures are aggregated based on the origin of risk. As part of our credit aggregation framework, we also assign aggregate credit limits by single counterparty (a group of companies or country). These limits are based and adjusted on a variety of factors including the prevailing economic environment and the nature of the underlying credit exposures. Our credit aggregation measurement and reporting process is facilitated by our credit risk exposure database, which contains relevant information on counterparty details and credit risk exposures; we also license third party tools to provide credit risk assessments.
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
Our investment portfolio is managed by external investment managers in accordance with our investment guidelines. We limit such credit risk through diversification, issuer exposure limitation graded by ratings and, with respect to custodians, through contractual and other legal remedies. Excluding U.S. Treasury and Agency securities, we limit our concentration of credit risk to any single corporate issuer to 2% or less of our investment grade fixed maturities portfolio for securities rated A- or above and 1% or less of our investment grade fixed maturities portfolio for securities rated below A-. No more than 1.5% of total cash and invested assets can be invested in any single corporate issuer.
At December 31, 2015, we were in compliance with these limits.
Reinsurance Recoverable Balances

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

11.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

The three largest balances by reinsurer accounted for 11%, 11% and 11% of total reinsurance recoverable on unpaid and paid losses at December 31, 2015 (2014: 13%, 11% and 11%). Amounts related to our reinsurers with the ten largest balances comprised 72% of December 31, 2015 balance (2014: 77%) and had a weighted average A.M. Best rating of A+ (2014: A+).
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
These contractual rights contribute to the mitigation of credit risk, as does our monitoring of aged receivable balances. In light of these mitigating factors, and considering that a significant portion of our premiums receivable are not currently due based on the terms of the underlying contracts, we do not utilize specific credit quality indicators to monitor our premiums receivable balance. At December 31, 2015, we recorded an allowance for estimated uncollectible premiums receivable of $3 million (2014: $4 million). The corresponding bad debts expense charges for 2015, 2014 and 2013 were insignificant.

b)	Brokers
We produce our business through brokers and direct relationships with insurance companies. During 2015, three brokers accounted for 53% (2014: 56%; 2013: 61%) of our total gross premiums written. Marsh, Inc. (including its subsidiary Guy Carpenter and Company) accounted for 22% (2014: 22%; 2013: 23%), Aon Corporation for 18% (2014: 22%; 2013: 26%), and Willis Group Holdings Ltd. for 13% (2014: 12%; 2013: 12%). No other broker and no one insured or reinsured accounted for more than 10% of our gross premiums written in any of the last three years.

c)	Lease Commitments

We lease office space under operating leases which expire at various dates. We renew and enter into new leases in the ordinary course of business, as required. During 2015, total rent expense with respect to these operating leases was $28 million (2014: $27 million; 2013: $29 million).

Future minimum lease payments under our leases are expected to be as follows:

Year ended December 31,

2016	$25,386
2017	24,118
2018	21,559
2019	20,108
2020	15,627
Later years	44,513
Total future minimum lease payments	$151,311

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

11.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

d)	Reinsurance Purchase Commitment
We purchase reinsurance coverage for our insurance lines of business. The minimum reinsurance premiums are contractually due in advance on a quarterly basis. Accordingly at December 31, 2015, we have an outstanding reinsurance purchase commitment of $29 million, all of which is due in 2016. Actual payments under the reinsurance contracts will depend on the underlying subject premium and may exceed the minimum premium.

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

At December 31, 2015 we have $379 million (2014: $123 million) of unfunded investment commitments related to our investments in hedge, direct-lending, real estate and bank revolver opportunity funds, which are callable by our investment managers. For further details, refer to Note 5(c) 'Investments' .

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

12.	EARNINGS PER COMMON SHARE

The following table sets forth the comparison of basic and diluted earnings per common share:

At and year ended December 31,	2015	2014	2013

Basic earnings per common share
Net income	$641,631	$804,564	$727,465
Less: amounts attributable from noncontrolling interests	—	(6,181)	—
Less: preferred share dividends	40,069	40,088	40,474
Less: loss on repurchase of preferred shares	—	—	3,081
Net income available to common shareholders	$601,562	$770,657	$683,910
Weighted average common shares outstanding - basic(1)	98,609	104,368	113,636
Basic earnings per common share	$6.10	$7.38	$6.02

Diluted earnings per common share
Net income available to common shareholders	$601,562	$770,657	$683,910

Weighted average common shares outstanding - basic(1)	98,609	104,368	113,636
Share-based compensation plans	1,020	1,345	1,692
Weighted average common shares outstanding - diluted(1)	99,629	105,713	115,328
Diluted earnings per common share	$6.04	$7.29	$5.93

Anti-dilutive shares excluded from the dilutive computation	165	282	250

(1)
On August 17, 2015, the Company entered into an Accelerated Share Repurchase (“ASR”) agreement (refer to Note 13 'Shareholders' Equity' for additional detail). The weighted-average number of shares outstanding used in the computation of basic and diluted earnings per share reflects the Company’s receipt of 4,149,378 shares delivered to the Company on August 20, 2015 under the Company's ASR agreement.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

13.	SHAREHOLDERS' EQUITY

a)	Common Shares
At December 31, 2015, and 2014, our authorized share capital was 800,000,000 common shares, par value of $0.0125 per share.
The following table presents our common shares issued and outstanding, excluding restricted shares under our share-based compensation plans (refer to Note 16 'Share-based Compensation'):

Year ended December 31,	2015	2014	2013

Shares issued, balance at beginning of year	175,478	174,134	171,867
Shares issued	762	1,344	2,267
Total shares issued at end of year	176,240	175,478	174,134

Treasury shares, balance at beginning of year	(76,052)	(64,649)	(53,947)
Shares repurchased	(4,616)	(11,752)	(10,830)
Shares reissued from treasury	494	349	128
Total treasury shares at end of year	(80,174)	(76,052)	(64,649)

Total shares outstanding	96,066	99,426	109,485

During 2015, the total cash dividends declared per common share were $1.22 (2014: $1.10; 2013: $1.02).

Treasury shares

On December 7, 2015, our Board of Directors authorized a new share repurchase plan for up to $750 million of our common shares through December 31, 2016. The new plan is effective December 31, 2015.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

13.	SHAREHOLDERS' EQUITY (CONTINUED)

The following table presents our common share repurchase activities, which are held in treasury:

Year ended December 31,	2015	2014	2013

In the open market:
Total shares(1)	4,264	11,317	7,362
Total cost	$246,490	$524,168	$337,083
Average price per share(2)	$57.80	$46.32	$45.79

From employees:(3)
Total shares	352	435	468
Total cost	$18,048	$19,034	$19,080
Average price per share(2)	$51.34	$43.82	$40.75

From founding shareholder:(4)
Total shares	—	—	3,000
Total cost	$—	$—	$116,100
Average price per share(2)	$—	$—	$38.70

Total
Total shares	4,616	11,752	10,830
Total cost	$264,538	$543,202	$472,263
Average price per share(2)	$57.32	$46.22	$43.61

(1)	Amounts in 2015 include 4,149,378 common shares acquired under the accelerated share repurchase program (see below for more detail).

(2)	Calculated using whole figures.

(3)
To satisfy withholding tax liabilities upon vesting of restricted stock, restricted stock units, and exercise of stock options. Share repurchases from employees are excluded from the authorized share repurchase plans noted above.

(4)	Represents privately negotiated repurchases of 3,000,000 of our common shares from Trident II, L.P and affiliated entities in 2013.

Accelerated Share Repurchase Program

On August 17, 2015, the Company entered into an ASR agreement with Goldman, Sachs & Co. (“Goldman Sachs”) to repurchase an aggregate of $300 million of the Company’s common shares under an accelerated share repurchase program.

During August 2015, under the terms of this agreement, the Company paid $300 million to Goldman Sachs and initially repurchased 4,149,378 common shares. The initial shares acquired represented 80% of the $300 million total paid to Goldman Sachs and were calculated using the Company’s stock price at activation of the program. The ASR program is accounted for as an equity transaction. Accordingly, $240 million of shares repurchased are included as treasury shares in the Consolidated Balance Sheets with the remaining $60 million included as a reduction to additional paid-in capital until the completion of the ASR agreement.

On January 15, 2016, Goldman Sachs early terminated the ASR agreement and delivered 1,358,380 additional common shares to the Company. In total, the Company repurchased 5,507,758 common shares under the ASR agreement at an average price of $54.47.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

13.	SHAREHOLDERS' EQUITY (CONTINUED)

b)	Preferred Shares
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

During June 2013, we redeemed the remaining 4,000,000 Series A preferred shares outstanding, for an aggregate liquidation preference of $100 million. In connection with this redemption, we recognized a $3 million loss.

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

In 2015, total dividends declared on Series B preferred shares were $6.8125 per share, and dividends paid were $7.50 per share. In 2014 and 2013, total dividends declared and paid on Series B preferred shares were $7.50 per share.

On January 27, 2016 we redeemed the remaining 28,430 Series B preferred shares, for an aggregate liquidation preference of $3 million.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

13.	SHAREHOLDERS' EQUITY (CONTINUED)

declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 6.875% of the liquidation preference per annum.

For 2015, 2014 and 2013, the total dividends declared and paid on Series C preferred shares were $1.7188 per share in each year.

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

In 2015 and 2014, total dividends declared and paid on Series D preferred shares were $1.3750 per share. In 2013 the total dividends declared on Series D preferred shares were $0.6875 per share. Of this amount, $0.3438 was paid in 2013 and the remaining $0.3438 was subsequently paid in 2014.

The holders of the Series D preferred shares, as well as our previously issued preferred shares, have no voting rights other than the right to elect a specified number of directors if preferred share dividends are not declared and paid for a specified period.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

14.	NONCONTROLLING INTERESTS

During November 2013, the Company formed AXIS Ventures Reinsurance Limited ("Ventures Re"), a Bermuda domiciled insurer. Ventures Re was formed to write reinsurance on a fully collateralized basis.Ventures Re is considered to be a variable interest entity.

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

At December 31, 2014, total assets of Ventures Re were $97 million, consisting primarily of cash and cash equivalents and insurance receivables. Total liabilities were $38 million consisting primarily of loss reserves. The assets of Ventures Re can only be used to settle its own liabilities, and there is no recourse to the Company for any liabilities incurred by this entity.

The reconciliation of the beginning and ending balance of the noncontrolling interests in Ventures Re was as follows:

	Total
	2015	2014

Balance at beginning of year	$58,819	$50,000
Increase from issuance of preferred equity to noncontrolling interests	—	25,000
Decrease from return of capital to noncontrolling interests	—	(10,000)
Amounts attributable from noncontrolling interests	—	(6,181)
Adjustment due to the adoption of revised accounting guidance effective January 1, 2015	(58,819)	—
Balance at end of year	$—	$58,819

15.	RETIREMENT PLANS
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
During 2015, our total pension expenses were $21 million (2014: $21 million and 2013: $20 million) for the above retirement benefits.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

16.	SHARE-BASED COMPENSATION

In May 2007, our shareholders approved the establishment of the AXIS Capital Holdings Limited 2007 Long-Term Equity Compensation Plan (“2007 Plan”). The 2007 Plan provides for, among other things, the grant of restricted stock, restricted stock units, non-qualified and incentive stock options, and other equity-based awards to our employees and directors. The 2007 Plan authorized the issuance of a total of 5,000,000 shares. In May of 2009 and 2012, our shareholders approved amendments to the 2007 Plan to increase the number of common shares authorized for issuance by 4,000,000 and 6,000,000 respectively, to bring the total number of common shares authorized for issuance to 15,000,000. As a result of the adoption of the 2007 Plan, the 2003 Long-Term Equity Compensation and 2003 Directors Long-Term Equity Compensation Plan were terminated, except that all related outstanding awards will remain in effect. At December 31, 2015, 6,007,637 equity-based awards remained available for grant under the 2007 Plan.
We currently issue restricted stock and restricted stock units to our employees with service conditions, vesting generally over a period of 3 or 4 years. The 3 year awards are subject to cliff vesting at the end of the 3 year period. With the 4 year awards, 25% of the award vests annually. We also grant performance-based stock awards to certain employees in order to promote long-term growth and profitability. Performance-based awards represent the right to receive a specified number of common shares in the future, based upon the achievement of established performance criteria during the applicable performance period. Some awards have a scaled performance metric, but the actual award could be higher or lower than target. At December 31, 2015, we anticipate that the established performance based criterion for these awards are likely to be achieved.
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
The total fair value of restricted stock and cash settled awards vested during 2015 was $75 million (2014: $68 million; 2013: $70 million). At December 31, 2015, we had unrecognized compensation costs of $95 million (2014: $112 million) which are expected to be recognized over the weighted average period of 1.8 years (2014: 2.3 years).
Between January 1, 2016 and February 24, 2016, a total of 1,046,299 service-based restricted stock units and 121,278 performance-based restricted stock units were approved for grant. Included in the total restricted stock awards approved for grant subsequent to December 31, 2015 were 495,195 awards which will be settled in cash upon vesting.
We have granted stock options under the 2003 Plans; however, none have been issued since 2005. Stock options expire ten years from the date of the grant. All outstanding options were exercised on or before January 12, 2015.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

16.	SHARE-BASED COMPENSATION (CONTINUED)

a)	Restricted Stock
The following table provides a reconciliation of the beginning and ending balance of nonvested restricted stock (including restricted stock units) for the year ended December 31, 2015:

	Performance-based Stock Awards		Service-based Stock Awards
	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Restricted Stock	Weighted Average Grant Date Fair Value (1)

Nonvested restricted stock - beginning of year	347	$37.34	2,768	$38.70
Granted	104	53.32	557	51.70
Vested	—	—	(1,156)	36.31
Forfeited	(250)	34.42	(215)	43.02
Nonvested restricted stock - end of year	201	$49.24	1,954	$43.34

(1) Fair value is based on the closing price of our common shares on the New York Stock Exchange on the day of the grant.
During 2015, we granted 661,398 restricted stock awards (2014: 1,121,066; 2013: 1,007,425) to our employees with a weighted average grant-date fair value per share of $51.95 (2014: $44.46; 2013: $39.52).
During 2015, we incurred a compensation cost of $59 million (2014: $73 million; 2013: $57 million) in respect of all restricted stock, restricted stock units, and cash awards, and recorded tax benefits thereon of $15 million (2014: $14 million; 2013: $10 million).

b)	Cash-settled Awards
During 2015, we also granted 487,758 restricted stock units that will settle in cash rather than shares when the awards ultimately vest (2014: 1,018,083); of which 18,659 restricted stock units are performance based and 469,099 restricted stock units are service based. At December 31, 2015, there were 1,503,264 outstanding restricted stock units that will settle in cash when the awards ultimately vest (2014: 1,503,380), and the corresponding liability for cash-settled units, included in other liabilities on the Consolidated Balance Sheets, was $33 million (2014: $21 million).

c)	Stock options
The following is a summary of stock options outstanding and exercisable at December 31, 2015 and related activity for the year ended:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding and exercisable - beginning of year	20	$28.02
Granted	—	—
Exercised	(20)	28.02
Expired	—	—
Outstanding and exercisable - end of year	—	$—	0.0	$—

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

16.	SHARE-BASED COMPENSATION (CONTINUED)

The total intrinsic value of stock options exercised during 2015 was less than $1 million (2014: $4 million) and we received proceeds of $1 million (2014: $5 million).

17.	RELATED PARTY TRANSACTIONS

A member of the Company’s Board of Directors, Mr. Charles Davis, is the Chief Executive Officer of Stone Point Capital, LLC ("Stone Point"). In the ordinary course of business, we engage SKY Harbor Capital Management, LLC, an affiliate of Stone Point, for asset management services for certain of our short duration high yield debt portfolios and StoneRiver RegEd, also an affiliate of Stone Point, for broker and adjuster licensing, appointment and compliance services. During 2015, total fees paid to these Stone Point companies were $4 million (2014: $4 million; 2013: $2 million).
We currently have $30 million committed to the NXT Capital Senior Loan Fund II and $30 million committed to NXT Capital Senior Loan Fund III . The manager of these funds is an indirect subsidiary of NXT Capital Holdings, L.P. ("NXT Capital"). Investment funds managed by Stone Point own approximately 45% of NXT Capital. During 2015, fees paid to NXT Capital totaled $1 million (2014: $1 million).
Our Chairman, Mr. Butt, received $1 million in consulting fee payments in 2015 pursuant to the terms of a consulting agreement by and between Mr. Butt and the Company dated May 3, 2012, as amended December 5, 2013, and December 4, 2014 (2014: $1 million; 2013: $1 million). The consulting agreement was further amended on January 15, 2016 to extend the term of the agreement to the Company's 2017 Annual General Meeting for an annual fee of $1 million.

Our investments portfolio includes certain investments where we are considered to have the ability to exercise significant influence over the investment entity's operations.  Significant influence is generally deemed to exist where we have an investment of 20% or more in the common stock of a corporation or an investment of 3% or more in closed end funds, limited partnerships, LLCs or similar investment vehicles.  At December 31, 2015 we have $193 million (2014: $366 million) of investments where we are deemed to have the ability to exercise such significant influence.  We generally pay management and performance fees to the investment managers of these investments. We consider all fees paid to the investment managers to be at market rates consistent with negotiated arms-length contracts.

As discussed further in Note 14 'Noncontrolling Interests', during November 2013, the Company formed Ventures Re, a Bermuda domiciled insurer. With effect from January 1, 2015, Ventures Re is no longer consolidated in the financial statements of the Company. All of Ventures Re's directors are also employees of the Company. In the normal course of business, the Company enters into certain reinsurance contracts with Ventures Re. During the year ended December 31, 2015, the Company ceded premiums of $19 million to Ventures Re and recovered ceded losses of $23 million. In addition, Ventures Re also paid certain acquisition costs and administrative fees to the Company. We believe that all transactions were conducted at market rates consistent with negotiated arms-length contracts.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

18.	REORGANIZATION AND RELATED EXPENSES

During the third quarter of 2015, the Company implemented a number of profitability enhancement initiatives which resulted in a recognition of reorganization and related expenses of $46 million and additional corporate expenses of $5 million in the Consolidated Statement of Operations for the year ended December 31, 2015. The reorganization and related expenses charge included staff severance and related costs, the write-off of certain information technology assets, lease cancellation costs and an impairment of certain customer-based intangibles following the decision to wind down the Company's Australian retail insurance operations. Refer Note 4 'Goodwill and Intangible Assets' for additional information on the intangible impairment charge.

19.	INCOME TAXES

Under current Bermuda law, our Bermuda domiciled companies are not required to pay any taxes in Bermuda on income or capital gains. We have received an assurance from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, we will be exempt from taxation in Bermuda until March 2035. Our primary Bermuda subsidiary has an operating branch in Singapore, which is subject to the relevant taxes in that jurisdiction. The branch is not under examination in this tax jurisdiction, but remains subject to examination for tax years 2012 through 2015.

Our U.S. subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The provision for federal income taxes has been determined under the principles of the consolidated tax provisions of the U.S. Internal Revenue Code and Regulations. Should the U.S. subsidiaries pay a dividend outside the U.S. group, withholding taxes will apply. Our U.S. subsidiaries are not under examination but remain subject to examination in the U.S. for tax years 2012 through 2015.
In Canada, our U.S. reinsurance company operates through a branch and our U.S. service company has an unlimited liability company subsidiary based in Canada. These Canadian operations are subject to the relevant taxes in that jurisdiction and generally remain subject to examination for tax years 2011 through 2015.
We also have subsidiaries in Ireland, the United Kingdom (U.K.), Australia and Brazil. These subsidiaries and their branches, are not under examination, but generally remain subject to examination in all applicable jurisdictions for tax years 2011 through 2015.
The following table provides an analysis of our income tax expense and net tax assets:

Year ended December 31,	2015	2014	2013

Current income tax expense
United States	$4,927	$8,411	$12,466
Europe	144	16,582	9,039
Other	5	1	—
Deferred income tax expense (benefit)
United States	(267)	1,313	(13,976)
Europe	(1,781)	(399)	(526)
Other	—	—	(1)
Total income tax expense	$3,028	$25,908	$7,002

Net current tax receivables (payables)	$(69)	$(11,203)	$5,689
Net deferred tax assets	104,762	89,405	80,258

Net tax assets	$104,693	$78,202	$85,947

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

19.	INCOME TAXES (CONTINUED)

Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of our deferred tax assets and liabilities were as follows:

At December 31,	2015	2014

Deferred tax assets:
Discounting of loss reserves	$50,928	$59,852
Unearned premiums	40,861	39,661
Net unrealized losses on investments	2,161	—
Operating and capital loss carryforwards	36,080	26,016
Accruals not currently deductible	58,042	44,082
Other investment adjustments and impairments	917	4,001
Tax credits	12,961	15,412
Other deferred tax assets	2,261	1,324
Deferred tax assets before valuation allowance	204,211	190,348
Valuation allowance	(40,331)	(34,094)
Deferred tax assets net of valuation allowance	163,880	156,254

Deferred tax liabilities:
Deferred acquisition costs	(41,170)	(37,712)
Net unrealized gains on investments	—	(12,792)
Amortization of intangible assets and goodwill	(11,972)	(10,778)
Accrued market discounts	—	(707)
Equalization reserves	(4,493)	(3,554)
Other deferred tax liabilities	(1,483)	(1,306)
Deferred tax liabilities	(59,118)	(66,849)
Net deferred tax assets	$104,762	$89,405

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

19.	INCOME TAXES (CONTINUED)

Below is a summary of our total operating and capital loss carryforwards and tax credits:

At December 31,	2015	2014

Operating and Capital Loss Carryforwards(1)
Singapore (branch) operating loss carryforward	$102,430	$109,871
Australia (branch) operating loss carryforward	121,575	68,357
Australia capital loss carryforward	4,207	4,207
United Kingdom operating loss carryforward	22,002	7,833
Switzerland (branch) operating loss carryforward	378	—
Ireland operating loss carryforward	3,258	—
Ireland capital loss carryforward	716	540

Tax Credits(1)
Ireland foreign tax credit	6,073	7,647
United States alternative minimum tax credit	$6,888	$7,765

(1)	All operating and capital loss carryforwards and tax credits can be carried forward indefinitely.

The following table provides an analysis of the movement in our valuation allowance:

At December 31,	2015	2014

Income tax expense:
Valuation allowance - beginning of year	$34,865	$27,070
Operating loss carryforwards	6,809	3,044
Capital loss carryforwards	—	1,262
Foreign tax credit	(1,573)	3,194
Australian CTA and accruals and other foreign rate differentials	1,001	1,052
Change in investment-related items	(771)	(757)
Valuation allowance - end of year	40,331	34,865

Accumulated other comprehensive income:
Valuation allowance - beginning of year	(771)	(1,528)
Change in investment-related items	771	757
Valuation allowance - end of year	—	(771)

Total valuation allowance - end of year	$40,331	$34,094

At December 31, 2015 and 2014, we established a full valuation allowance on: (1) operating and capital loss carryforwards relating to operations in Australia and Singapore; (2) unutilized foreign tax credits available in Ireland and (3) certain other deferred tax assets related to branch operations.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

19.	INCOME TAXES (CONTINUED)

Although realization is not assured, management believes it is more likely than not that the tax benefit of the recorded net deferred tax assets will be realized. Other than the items discussed above, the remaining gross deferred tax assets relate substantially to our U.S. operations. In evaluating our ability to recover these tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including historical results, operating loss carryback potential and scheduled reversals of deferred tax liabilities. Our U.S. operations have produced significant taxable income in prior periods and have deferred tax liabilities that will reverse in future periods such that we believe sufficient ordinary taxable income is available to utilize all remaining ordinary deferred tax assets. In 2015 and 2014, there were sufficient net unrealized gains or capital loss carryback potential to offset remaining impairments, therefore a valuation allowance on such impairments in the U.S., was not considered necessary.
There were no unrecognized tax benefits at December 31, 2015 and 2014.

The following table presents the distribution of income before income taxes between domestic and foreign jurisdictions as well as a reconciliation of the actual income tax rate to the amount computed by applying the effective tax rate of 0% under Bermuda law to income before income taxes:

Year ended December 31,	2015	2014	2013

Income before income taxes
Bermuda (domestic)	$652,235	$690,517	$625,490
Foreign	(7,576)	139,955	108,977
Total income before income taxes	$644,659	$830,472	$734,467

Reconciliation of effective tax rate (% of income before income taxes)
Expected tax rate	0.0%	0.0%	0.0%
Foreign taxes at local expected rates:
United States	0.8%	1.8%	2.1%
Europe	(0.2)%	1.5%	1.0%
Other	(0.3)%	—%	0.3%
Valuation allowance	1.2%	1.1%	(0.7)%
Net tax exempt income	(0.1)%	(0.7)%	(1.3)%
Other	(0.9)%	(0.6)%	(0.4)%
Actual tax rate	0.5%	3.1%	1.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

20.	OTHER COMPREHENSIVE LOSS

The tax effects allocated to each component of other comprehensive loss were as follows:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Year ended December 31, 2015
Available for sale investments:
Unrealized investment losses arising during the year	$(280,512)	$14,128	$(266,384)
Adjustment for reclassification of net realized investment gains (losses) and OTTI losses recognized in net income	145,766	(775)	144,991
Unrealized investment losses arising during the year, net of reclassification adjustment	(134,746)	13,353	(121,393)
Non-credit portion of OTTI losses	—	—	—
Foreign currency translation adjustment	(21,498)	—	(21,498)
Total other comprehensive loss	$(156,244)	$13,353	$(142,891)

Year ended December 31, 2014
Available for sale investments:
Unrealized investment losses arising during the year	$(22,704)	$(15,963)	$(38,667)
Adjustment for reclassification of net realized investment gains and OTTI losses recognized in net income	(141,172)	26,702	(114,470)
Unrealized investment losses arising during the year, net of reclassification adjustment	(163,876)	10,739	(153,137)
Non-credit portion of OTTI losses	—	—	—
Foreign currency translation adjustment	(10,262)	—	(10,262)
Total other comprehensive loss	$(174,138)	$10,739	$(163,399)

Year ended December 31, 2013
Available for sale investments:
Unrealized investment losses arising during the year	$(169,614)	$7,782	$(161,832)
Adjustment for reclassification of net realized investment gains and OTTI losses recognized in net income	(67,156)	5,605	(61,551)
Unrealized investment losses arising during the year, net of reclassification adjustment	(236,770)	13,387	(223,383)
Non-credit portion of OTTI losses	—	—	—
Foreign currency translation adjustment	(21,414)	—	(21,414)
Total other comprehensive loss	$(258,184)	$13,387	$(244,797)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

20.	OTHER COMPREHENSIVE LOSS (CONTINUED)

Reclassifications out of AOCI into net income available to common shareholders were as follows:

		Amount Reclassified from AOCI(1)
Details About AOCI Components	Consolidated Statement of Operations Line Item That Includes Reclassification	Year ended December 31,
		2015	2014	2013

Unrealized gains (losses) on available for sale investments
	Other realized investment gains (losses)	$(73,046)	$172,399	$76,518
	OTTI losses	(72,720)	(31,227)	(9,362)
	Total before tax	(145,766)	141,172	67,156
	Tax (expense) benefit	775	(26,702)	(5,605)
	Net of tax	$(144,991)	$114,470	$61,551

(1)	Amounts in parentheses are debits to net income available to common shareholders

21.	STATUTORY FINANCIAL INFORMATION

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

The statutory capital and surplus in each of our most significant regulatory jurisdictions at December 31, 2015 and 2014 was as follows:

	Bermuda		Ireland		United States
At December 31,	2015	2014	2015	2014	2015	2014

Required statutory capital and surplus	$1,948,833	$1,972,951	$282,857	$299,758	$412,990	$415,011
Available statutory capital and surplus	$3,619,642	$3,729,925	$781,892	$788,882	$1,439,366	$1,443,032

Under the Insurance Act 1978, amendments thereto and Related Regulations of Bermuda (the "Act"), our Bermuda subsidiary, AXIS Specialty Bermuda is required to maintain minimum statutory capital and surplus equal to the greater of a minimum solvency margin ("MSM") and the Enhanced Capital Requirement ("ECR"). The MSM is the greater of $100 million, 50% of net written premiums or 15% of the net reserve for losses and loss adjustment expenses and the ECR is calculated based on either an internally developed risk-based capital model or a standard risk-based capital model developed by the Bermuda Monetary Authority. Under the Act, AXIS Specialty Bermuda is restricted as to the payment of dividends and/or distributions for amounts greater than 25% of the prior year’s statutory capital and surplus, whereby a signed affidavit by at least two members of the Board of Directors attesting that a dividend and/or distribution in excess of this amount would not cause the company to fail to meet its relevant margins is required. The maximum dividend/distribution AXIS Specialty Bermuda could pay, without a signed affidavit, having met minimum levels of statutory capital and surplus requirements, is approximately $905 million.

Our Irish subsidiaries, AXIS Specialty Europe SE and AXIS Re SE, are required to maintain minimum levels of statutory and capital surplus. At December 31, 2015, our subsidiaries were in compliance with these requirements. Our Irish subsidiaries may declare dividends out of retained earnings subject to meeting their solvency and capital requirements, which are to hold

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

21.	STATUTORY FINANCIAL INFORMATION (CONTINUED)

statutory capital and surplus equal to or exceeding the Required Solvency Margin ("RSM"). The RSM is calculated with reference to Solvency I regulations. The maximum dividend is limited to "profits available for distribution", which consists of accumulated realized profits less accumulated realized losses and statutory reserves. At December 31, 2015, the maximum dividend our Irish subsidiaries could pay out of retained earnings, after obtaining prior approval from the Irish regulator, was approximately $184 million.

Our U.S. operations required statutory capital and surplus is determined using risk based capital tests, which is the threshold that constitutes the authorized control level. If a company falls below the control level, the commissioner is authorized to take whatever regulatory actions may be considered necessary to protect policyholders and creditors. The maximum dividend that may be paid by our U.S. insurance subsidiaries is restricted by the regulatory requirements of the domiciliary states. Generally, the maximum dividend that may be paid by each of our U.S. insurance subsidiaries is limited to unassigned surplus (statutory equivalent of retained earnings) and may also be limited to statutory net income, net investment income or 10% of total statutory capital and surplus. At December 31, 2015, the maximum dividend that our U.S. insurance operations could pay without regulatory approval was approximately $144 million.

Our operating subsidiaries in Bermuda and the United States maintain branch offices in Singapore and Canada, respectively. Our Irish operating subsidiaries maintain branch offices in Switzerland, Australia and the United Kingdom. As branch offices are not considered separate entities for regulatory purposes, the required and actual statutory capital and surplus amounts for each jurisdiction in the table above include amounts related to the applicable branch offices. Our Singaporean, Australian and Canadian branch offices are subject to additional minimum capital or asset requirements in their countries of domicile. At December 31, 2015 and 2014, the actual capital/assets for each of these branches exceeded the relevant local regulatory requirements.

Total statutory net income of our operating subsidiaries was $457 million, $884 million, $766 million for 2015, 2014 and 2013, respectively. The differences between statutory financial statements and statements prepared in accordance with U.S. GAAP vary by jurisdiction; however, the primary differences are that statutory financial statements do not reflect deferred acquisition costs, certain net deferred tax assets, goodwill and intangible assets, unrealized appreciation or depreciation on debt securities or certain unauthorized reinsurance recoverables.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 AND 2013

22.    UNAUDITED CONDENSED QUARTERLY FINANCIAL DATA

The following is an unaudited summary of our quarterly financial results:

Quarters ended	Mar 31	Jun 30	Sep 30	Dec 31

2015
Net premiums earned	$904,053	$941,211	$919,341	$921,812
Net investment income	92,107	88,544	45,685	79,000
Net realized investment losses	(42,553)	(11,110)	(69,957)	(14,872)
Underwriting income	100,790	56,848	56,245	88,358
Net income attributable to AXIS Capital	165,825	73,371	257,642	144,790
Net income available to common shareholders	155,803	63,349	247,620	134,787
Earnings per common share - basic	$1.56	$0.63	$2.52	$1.40
Earnings per common share - diluted	$1.54	$0.63	$2.50	$1.39

2014
Net premiums earned	$945,949	$1,000,400	$966,138	$958,517
Net investment income	82,744	114,867	66,562	78,595
Net realized investment gains	10,620	33,261	77,448	10,779
Underwriting income	108,766	126,581	113,464	112,720
Net income attributable to AXIS Capital	147,249	200,686	289,126	173,685
Net income available to common shareholders	137,227	190,664	279,104	163,663
Earnings per common share - basic	$1.26	$1.81	$2.71	$1.63
Earnings per common share - diluted	$1.24	$1.79	$2.68	$1.60

23.	SUBSEQUENT EVENTS

Accelerated Share Repurchase Program

On January 15, 2016, Goldman Sachs early terminated the ASR agreement and delivered 1,358,380 additional common shares to the Company. Refer to Note 13 'Shareholders' Equity' for more information.

Common Share Repurchases

Subsequent to December 31, 2015, we repurchased an additional 1,809,574 common shares at an average price of $52.93 for a total consideration of $96 million under our Board of Directors authorized common share repurchase plan. At February 24, 2016, we have $654 million of remaining authorization under the common share repurchase program, which will expire on December 31, 2016.

Series B Preferred Shares

On January 27, 2016, we redeemed the remaining Series B preferred shares. Refer to Note 13 'Shareholders' Equity' for more information.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s management has performed an assessment, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based upon that assessment, the Company’s management believes that, as of December 31, 2015, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Our independent registered public accounting firm has issued an audit report on our assessment of our internal control over financial reporting as of December 31, 2015. This report appears below.
All internal control systems, no matter how well designed, have inherent limitations. As a result, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial reporting and the preparation of financial statements.
Changes in Internal Control Over Financial Reporting
The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2015. Based upon that evaluation, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
AXIS Capital Holdings Limited
We have audited the internal control over financial reporting of AXIS Capital Holdings Limited and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 25, 2016 expressed an unqualified opinion on those financial statements.

/s/ Deloitte Ltd.
Hamilton, Bermuda
February 25, 2016

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the sections captioned “Proposal No. 1 – Election of Directors”, “Corporate Governance”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2015 pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections captioned “Executive Compensation”, “Compensation Discussion and Analysis”, “Director Compensation” , "Compensation Committee Report" and “Compensation Committee Interlocks and Insider Participation” in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2015 pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the sections captioned “Principal Shareholders” and “Equity Compensation Plan Information” in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2015 pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the sections captioned “Certain Relationships and Related Transactions”, and “Corporate Governance” in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2015 pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section captioned “Principal Accounting Fees and Services” in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2015 pursuant to Regulation 14A.

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

2.5
Fourth Amendment to the Agreement and Plan of Amalgamation, dated as of May 3, 2015, by and between PartnerRe Ltd. and AXIS Capital Holdings Limited (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 7, 2015).

2.6
Fifth Amendment to the Agreement and Plan of Amalgamation, dated as of July 15, 2015, by and between PartnerRe Ltd. and AXIS Capital Holdings Limited (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 16, 2015).

2.7
Termination Agreement, dated August 2, 2015, by and between PartnerRe Ltd. and AXIS Capital Holdings Limited (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 3, 2015).

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

*10.4
Amendment No. 2 to Consulting Agreement by and between Michael A. Butt and AXIS Specialty Limited dated December 5, 2014 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K filed on February 23, 2015).

†*10.5	Amendment No. 3 to Consulting Agreement by and between Michael A. Butt and AXIS Specialty Limited dated January 15, 2016.

*10.6
Employment Agreement by and among Albert Benchimol, AXIS Capital Holdings Limited and AXIS Specialty U.S. Services, Inc. dated May 3, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed on May 9, 2012).

*10.7
Amendment No. 1 to Employment Agreement dated May 3, 2012 by and among Albert Benchimol, AXIS Capital Holdings Limited and AXIS Specialty U.S. Services, Inc. effective as of March 9, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 11, 2015).

*10.8
Amendment No. 2 to Employment Agreement dated May 3, 2012 by and among Albert Benchimol, AXIS Capital Holdings Limited and AXIS Specialty U.S. Services, Inc. effective as of January 19, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 25, 2016).

*10.9
Restricted Stock Agreement for Albert Benchimol pursuant to the AXIS Capital Holdings Limited 2007 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K/A filed on May 9, 2012).

*10.10
Separation Agreement entered into by and between John Gressier and AXIS Specialty Europe SE dated August 5, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2014).

*10.11
Letter Agreement by and between John D. Nichols, Jr. and AXIS Specialty U.S. Services, Inc. dated July 8, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 12, 2013).

*10.12
Employment Agreement by and between John D. Nichols, Jr. and AXIS Specialty U.S. Services, Inc. dated January 23, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 29, 2015).

†*10.13	Amendment No. 1 to Letter Agreement by and between John D. Nichols, Jr. and AXIS Specialty U.S. Services, Inc. dated September 23, 2015.

*10.14
Employment Agreement by and between Joseph C. Henry and AXIS Specialty U.S. Services, Inc. dated January 23, 2015 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 29, 2015).

*10.15
Employment Agreement by and between Peter W. Wilson and AXIS Specialty U.S. Services, Inc. dated June 23, 2014 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed on February 23, 2015).

*10.16
Employment Agreement by and between Chris DiSipio and AXIS Specialty U.S. Services, Inc. dated February 27, 2014 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed on February 23, 2015).

*10.17	2003 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Amendment No. 2) (No. 333-103620) filed on May 17, 2003).

*10.18	2007 Long-Term Equity Compensation Plan, as amended (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed on May 15, 2012).

*10.19	Form of Employee Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 28, 2010).

*10.20	Form of Employee Restricted Stock Unit Agreement (Performance Vesting) (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on February 21, 2014).

*10.21	Form of Employee Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed on February 21, 2014).

*10.22	2013 Executive Long-Term Equity Compensation Program (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 9, 2013).

*10.23	2014 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 26, 2014).

†*10.24	AXIS Executive RSU Retirement Plan.

†*10.25	Form of Employee Restricted Stock Unit Agreement (Retirement Eligible/Performance Vesting).

†*10.26	Form of Employee Restricted Stock Unit Agreement (Retirement Eligible).

*10.27	2003 Directors Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (No. 333-110228) filed on November 4, 2003).

*10.28	2003 Directors Deferred Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on April 28, 2009).

*10.29	2015 Directors Annual Compensation Program (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on October 31, 2014).

†*10.30	2016 Directors Annual Compensation Program.

*10.31	AXIS Specialty U.S. Services, Inc. Supplemental Retirement Plan (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on February 26, 2008).

10.32
Master Reimbursement Agreement, dated as of May 14, 2010, by and among AXIS Specialty Limited, AXIS Re Limited, AXIS Specialty Europe Limited, AXIS Insurance Company, AXIS Surplus Insurance Company, AXIS Specialty Insurance Company, AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 19, 2010).

10.33
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

10.34
Amendment to Committed Facility Letter dated November 20, 2013 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Surplus Insurance Company and AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 21, 2013).

10.35
Amendment to Committed Facility Letter dated March 31, 2015 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Reinsurance Company, AXIS Surplus Insurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 1, 2015).

10.36
Amendment to Facility Fee Letter dated March 31, 2015 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Reinsurance Company, AXIS Surplus Insurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 1, 2015).

10.37
Committed Facility Letter dated December 18, 2015 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Surplus Insurance Company and AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 22, 2015).

10.38
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

10.39
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

10.40
Letter of Credit Facility dated November 6, 2013 by and between AXIS Specialty Limited and ING Bank N.V., London Branch (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 8, 2013).

10.41
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

10.42
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

†101
The following financial information from AXIS Capital Holdings Limited’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2015 and 2014; (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2015, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Exhibits 10.2 through 10.31 represent a management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.

†	Filed herewith.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2016.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2016.

Signature	Title

/s/ ALBERT BENCHIMOL	Chief Executive Officer, President and Director (Principal Executive Officer)
Albert Benchimol

/s/ JOSEPH HENRY	Chief Financial Officer (Principal Financial Officer)
Joseph Henry

/s/ JAMES O'SHAUGHNESSY	Controller (Principal Accounting Officer)
James O'Shaughnessy

/s/ GEOFFREY BELL	Director
Geoffrey Bell

/s/ JANE BOISSEAU	Director
Jane Boisseau

/s/ MICHAEL A. BUTT	Director
Michael A. Butt

/s/ CHARLES A. DAVIS	Director
Charles A. Davis

/s/ ROBERT L. FRIEDMAN	Director
Robert L. Friedman

Signature	Title

/s/ CHRISTOPHER V. GREETHAM	Director
Christopher V. Greetham

/s/ MAURICE A. KEANE	Director
Maurice A. Keane

/s/ SIR ANDREW LARGE	Director
Sir Andrew Large

/s/ CHERYL-ANN LISTER	Director
Cheryl-Ann Lister

/s/ THOMAS C. RAMEY	Director
Thomas C. Ramey

/s/ HENRY B. SMITH	Director
Henry B. Smith

/s/ ALICE YOUNG	Director
Alice Young

/s/ WILHELM ZELLER	Director
Wilhelm Zeller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
AXIS Capital Holdings Limited
We have audited the consolidated financial statements of AXIS Capital Holdings Limited and subsidiaries (the “Company”) as of December 31, 2015, and 2014, and for each of the three years in the period ended December 31, 2015, and the Company’s internal control over financial reporting as of December 31, 2015, and have issued our report thereon dated February 25, 2016; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte Ltd.
Hamilton, Bermuda
February 25, 2016

SCHEDULE II
AXIS CAPITAL HOLDINGS LIMITED
CONDENSED BALANCE SHEETS – PARENT COMPANY
DECEMBER 31, 2015 AND 2014

	2015	2014
	(in thousands)
Assets
Investments in subsidiaries on equity basis	$5,943,182	$6,114,436
Cash and cash equivalents	8,098	7,041
Other assets	9,381	2,642
Total assets	$5,960,661	$6,124,119

Liabilities
Intercompany payable	$32,837	$213,149
Dividends payable	52,237	48,197
Other liabilities	8,705	41,652
Total liabilities	93,779	302,998

Shareholders’ equity
Preferred shares	627,843	627,843
Common shares (2015: 176,240; 2014: 175,478 shares issued and 2015: 96,066; 2014: 99,426 shares outstanding)	2,202	2,191
Additional paid-in capital	2,241,388	2,285,016
Accumulated other comprehensive loss	(188,465)	(45,574)
Retained earnings	6,194,353	5,715,504
Treasury shares, at cost (2015: 80,174; 2014: 76,052 shares)	(3,010,439)	(2,763,859)
Total shareholders’ equity	5,866,882	5,821,121
Total liabilities and shareholders’ equity	$5,960,661	$6,124,119

(1)
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

(3)
AXIS Capital has fully and unconditionally guaranteed the obligations of AXIS Specialty Finance LLC, AXIS Specialty Finance PLC and AXIS Specialty Holdings Bermuda Limited related to the $250 million credit facility issued by a syndication of lenders. At December 31, 2015 and 2014, debt outstanding under the credit facility was $nil.

(4)
AXIS Capital has fully and unconditionally guaranteed the derivative instrument obligations of certain of its 100% owned operating subsidiaries. At December 31, 2015, the notional value of guaranteed obligations utilized aggregated to $70 million (2014: $68 million).

SCHEDULE II
AXIS CAPITAL HOLDINGS LIMITED
CONDENSED STATEMENTS OF OPERATIONS – PARENT COMPANY
YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	2015	2014	2013
	(in thousands)
Revenues
Net investment income	$1	$3	$5
Termination fee received	280,000	—	—
Total revenues	280,001	3	5

Expenses
General and administrative expenses	8,012	57,998	40,565
Interest expense and financing costs	—	26,749	29,201
Total expenses	8,012	84,747	69,766

Income (loss) before equity in net earnings of subsidiaries	271,989	(84,744)	(69,761)
Equity in net earnings of subsidiaries	369,642	895,489	797,226
Net income	641,631	810,745	727,465
Preferred share dividends	40,069	40,088	40,474
Loss on repurchase of preferred shares	—	—	3,081
Net income available to common shareholders	$601,562	$770,657	$683,910

Comprehensive income	$498,740	$641,165	$482,668

SCHEDULE II
AXIS CAPITAL HOLDINGS LIMITED
CONDENSED STATEMENTS OF CASH FLOWS – PARENT COMPANY
YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	2015	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$641,631	$810,745	$727,465
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net earnings of subsidiaries	(369,642)	(895,489)	(797,226)
Change in intercompany payable	(180,312)	8,272	(38,375)
Dividends received from subsidiaries	420,000	724,000	566,000
Other items	(23,614)	53,865	34,803
Net cash provided by operating activities	488,063	701,393	492,667

Cash flows from investing activities:
Capital repaid from subsidiary	—	496,593	—
Net cash provided by investing activities	—	496,593	—

Cash flows from financing activities:
Repurchase of common shares	(332,252)	(543,202)	(472,263)
Dividends paid - common shares	(118,652)	(117,619)	(118,426)
Dividends paid - preferred shares	(40,088)	(40,088)	(39,193)
Proceeds from issuance of common shares	3,986	5,550	20,339
Redemption of senior notes	—	(500,000)	—
Net proceeds from issuance of preferred shares	—	—	218,449
Repurchase of preferred shares	—	—	(100,000)
Net cash used in financing activities	(487,006)	(1,195,359)	(491,094)

Increase in cash and cash equivalents	1,057	2,627	1,573
Cash and cash equivalents - beginning of year	7,041	4,414	2,841
Cash and cash equivalents - end of year	$8,098	$7,041	$4,414

Supplemental disclosures of cash flow information:
Interest paid	$—	$28,750	$28,750

SCHEDULE III
AXIS CAPITAL HOLDINGS LIMITED
SUPPLEMENTARY INSURANCE INFORMATION

	At and year ended December 31, 2015
(in thousands)	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Losses And Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses(2)	Net Premiums Written
Insurance	$119,186	$5,291,218	$1,494,068	$1,798,191	$—	$1,154,928	$261,208	$341,658	$1,759,359
Reinsurance	352,596	4,355,067	1,266,821	1,888,226	—	1,021,271	456,904	145,253	1,915,307
Corporate	—	—	—	—	305,336	—	—	109,910	—
Total	$471,782	$9,646,285	$2,760,889	$3,686,417	$305,336	$2,176,199	$718,112	$596,821	$3,674,666

	At and year ended December 31, 2014
(in thousands)	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Losses And Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses(2)	Net Premiums Written
Insurance	$135,111	$5,063,147	$1,506,925	$1,830,544	$—	$1,131,880	$278,804	$341,214	$1,779,501
Reinsurance	331,876	4,533,650	1,228,451	2,040,455	—	1,054,842	458,393	144,987	2,127,474
Corporate	—	—	—	—	342,766	—	—	135,675	—
Total	$466,987	$9,596,797	$2,735,376	$3,870,999	$342,766	$2,186,722	$737,197	$621,876	$3,906,975

	At and year ended December 31, 2013
(in thousands)	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Losses And Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses(2)	Net Premiums Written
Insurance	$150,109	$4,873,184	$1,548,653	$1,722,762	$—	$1,050,402	$242,363	$347,684	$1,813,538
Reinsurance	306,013	4,708,956	1,135,196	1,984,303	—	1,083,793	421,828	137,450	2,114,662
Corporate	—	—	—	—	409,312	—	—	90,256	—
Total	$456,122	$9,582,140	$2,683,849	$3,707,065	$409,312	$2,134,195	$664,191	$575,390	$3,928,200

(1)	As we evaluate the underwriting results of each of our reportable segments separately from the results of our investment portfolio, we do not allocate net investment income to our reportable segments.

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

SCHEDULE IV
AXIS CAPITAL HOLDINGS LIMITED
SUPPLEMENTARY REINSURANCE INFORMATION
YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(in thousands)	DIRECT GROSS PREMIUM	CEDED TO OTHER COMPANIES	ASSUMED FROM OTHER COMPANIES	NET AMOUNT	PERCENTAGE OF AMOUNT ASSUMED TO NET

2015
Property and Casualty	$1,901,757	$910,917	$2,350,680	$3,341,520	70.3%
Accident and Health	129,808	18,147	221,485	333,146	66.5%
Total	$2,031,565	$929,064	$2,572,165	$3,674,666	70.0%
2014
Property and Casualty	$1,882,695	$786,555	$2,548,174	$3,644,314	69.9%
Accident and Health	127,279	17,989	153,371	262,661	58.4%
Total	$2,009,974	$804,544	$2,701,545	$3,906,975	69.1%
2013
Property and Casualty	$1,920,203	$767,374	$2,508,363	$3,661,192	68.5%
Accident and Health	54,712	1,467	213,763	267,008	80.1%
Total	$1,974,915	$768,841	$2,722,126	$3,928,200	69.3%