Form 10-Q
period 2016-03-31
AXIS CAPITAL HOLDINGS LTD
filed 2016-04-28
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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
As of April 20, 2016, there were 92,922,203 Common Shares, $0.0125 par value per share, of the registrant outstanding.

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

•
the other matters set forth under Item 1A, ‘Risk Factors’ and Item 7, ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’ included in our Annual Report on Form 10-K for the year ended December 31, 2015.

We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

	2016	2015
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2016: $11,812,782; 2015: $11,897,639)	$11,838,068	$11,719,749
Equity securities, available for sale, at fair value (Cost 2016: $605,291; 2015: $575,776)	637,325	597,998
Mortgage loans, held for investment, at amortized cost and fair value	267,589	206,277
Other investments, at fair value	859,639	816,756
Short-term investments, at amortized cost and fair value	29,540	34,406
Total investments	13,632,161	13,375,186
Cash and cash equivalents	777,320	988,133
Restricted cash and cash equivalents	174,991	186,618
Accrued interest receivable	71,475	73,729
Insurance and reinsurance premium balances receivable	2,690,400	1,967,535
Reinsurance recoverable on unpaid and paid losses	2,116,090	2,096,104
Deferred acquisition costs	646,919	471,782
Prepaid reinsurance premiums	436,382	396,201
Receivable for investments sold	1,614	26,478
Goodwill and intangible assets	86,446	86,858
Other assets	344,392	313,267
Total assets	$20,978,190	$19,981,891

Liabilities
Reserve for losses and loss expenses	$9,716,487	$9,646,285
Unearned premiums	3,586,307	2,760,889
Insurance and reinsurance balances payable	344,181	356,417
Senior notes	992,091	991,825
Payable for investments purchased	135,647	9,356
Other liabilities	253,218	350,237
Total liabilities	15,027,931	14,115,009

Shareholders’ equity
Preferred shares	625,000	627,843
Common shares (2016: 176,556; 2015: 176,240 shares issued and 2016: 92,903; 2015: 96,066 shares outstanding)	2,206	2,202
Additional paid-in capital	2,296,533	2,241,388
Accumulated other comprehensive income (loss)	17,646	(188,465)
Retained earnings	6,198,932	6,194,353
Treasury shares, at cost (2016: 83,653; 2015: 80,174 shares)	(3,190,058)	(3,010,439)
Total shareholders’ equity	5,950,259	5,866,882

Total liabilities and shareholders’ equity	$20,978,190	$19,981,891

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	Three months ended
	2016	2015
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$902,340	$904,053
Net investment income	49,164	92,107
Other insurance related income (losses)	(203)	7,676
Net realized investment losses:
Other-than-temporary impairment ("OTTI") losses	(9,729)	(17,568)
Other realized investment losses	(56,779)	(24,985)
Total net realized investment losses	(66,508)	(42,553)
Total revenues	884,793	961,283

Expenses
Net losses and loss expenses	498,962	512,328
Acquisition costs	180,635	171,542
General and administrative expenses	149,901	163,241
Foreign exchange losses (gains)	616	(63,220)
Interest expense and financing costs	12,833	12,257
Total expenses	842,947	796,148

Income before income taxes	41,846	165,135
Income tax benefit	(6,540)	(690)
Net income	48,386	165,825
Preferred share dividends	9,969	10,022
Net income available to common shareholders	$38,417	$155,803

Per share data
Net income per common share:
Basic net income	$0.41	$1.56
Diluted net income	$0.41	$1.54
Weighted average number of common shares outstanding - basic	94,035	99,910
Weighted average number of common shares outstanding - diluted	94,853	101,139
Cash dividends declared per common share	$0.35	$0.29

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	Three months ended
	2016	2015
	(in thousands)
Net income	$48,386	$165,825
Other comprehensive income, net of tax:
Available for sale investments:
Unrealized investment gains (losses) arising during the period	138,634	(5,187)
Adjustment for reclassification of net realized investment losses and OTTI losses recognized in net income	59,281	45,104
Unrealized investment gains arising during the period, net of reclassification adjustment	197,915	39,917
Foreign currency translation adjustment	8,196	(11,413)
Total other comprehensive income, net of tax	206,111	28,504
Comprehensive income	$254,497	$194,329

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	2016	2015
	(in thousands)
Preferred shares
Balance at beginning of period	$627,843	$627,843
Shares repurchased	(2,843)	—
Balance at end of period	625,000	627,843

Common shares (par value)
Balance at beginning of period	2,202	2,191
Shares issued	4	9
Balance at end of period	2,206	2,200

Additional paid-in capital
Balance at beginning of period	2,241,388	2,285,016
Shares issued - common shares	1,779	2,294
Cost of treasury shares reissued	(15,007)	(13,517)
Settlement of accelerated share repurchase	60,000	—
Stock options exercised	—	560
Share-based compensation expense	8,373	12,712
Balance at end of period	2,296,533	2,287,065

Accumulated other comprehensive income (loss)
Balance at beginning of period	(188,465)	(45,574)
Unrealized gains (losses) on available for sale investments, net of tax:
Balance at beginning of period	(149,585)	(28,192)
Unrealized gains arising during the period, net of reclassification adjustment	197,915	39,917
Non-credit portion of OTTI losses	—	—
Balance at end of period	48,330	11,725
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	(38,880)	(17,382)
Foreign currency translation adjustments	8,196	(11,413)
Balance at end of period	(30,684)	(28,795)
Balance at end of period	17,646	(17,070)

Retained earnings
Balance at beginning of period	6,194,353	5,715,504
Net income	48,386	165,825
Preferred share dividends	(9,969)	(10,022)
Common share dividends	(33,838)	(29,068)
Balance at end of period	6,198,932	5,842,239

Treasury shares, at cost
Balance at beginning of period	(3,010,439)	(2,763,859)
Shares repurchased for treasury	(196,011)	(14,772)
Cost of treasury shares reissued	16,392	13,517
Balance at end of period	(3,190,058)	(2,765,114)

Total shareholders’ equity	$5,950,259	$5,977,163

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	Three months ended
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income	$48,386	$165,825
Adjustments to reconcile net income to net cash used in operating activities:
Net realized investment losses	66,508	42,553
Net realized and unrealized gains (losses) on other investments	27,177	(30,935)
Amortization of fixed maturities	19,100	31,372
Other amortization and depreciation	5,294	6,581
Share-based compensation expense, net of cash payments	(1,357)	4,834
Changes in:
Accrued interest receivable	2,616	3,101
Reinsurance recoverable balances	(6,668)	(10,133)
Deferred acquisition costs	(175,038)	(149,786)
Prepaid reinsurance premiums	(37,732)	(6,926)
Reserve for loss and loss expenses	50,132	(122,508)
Unearned premiums	820,947	553,642
Insurance and reinsurance balances, net	(737,185)	(419,218)
Other items	(96,430)	(96,490)
Net cash used in operating activities	(14,250)	(28,088)

Cash flows from investing activities:
Purchases of:
Fixed maturities	(2,556,709)	(3,036,497)
Equity securities	(102,963)	(41,239)
Mortgage loans	(61,263)	—
Other investments	(117,622)	(21,418)
Short-term investments	(13,931)	(14,513)
Proceeds from the sale of:
Fixed maturities	2,473,167	2,823,044
Equity securities	85,254	522
Other investments	47,562	78,812
Short-term investments	16,331	79,657
Proceeds from redemption of fixed maturities	246,147	280,864
Proceeds from redemption of short-term investments	2,282	4,632
Purchase of other assets	(44,721)	(4,647)
Change in restricted cash and cash equivalents	11,627	19,240
Net cash provided by (used in) investing activities	(14,839)	168,457

Cash flows from financing activities:
Repurchase of common shares	(136,011)	(22,581)
Dividends paid - common shares	(36,636)	(30,103)
Dividends paid - preferred shares	(10,003)	(10,022)
Proceeds from issuance of common shares	1,783	2,863
Repurchase of preferred shares	(2,843)	—
Net cash used in financing activities	(183,710)	(59,843)

Effect of exchange rate changes on foreign currency cash and cash equivalents	1,986	(16,122)
Increase (decrease) in cash and cash equivalents	(210,813)	64,404
Cash and cash equivalents - beginning of period	988,133	921,830
Cash and cash equivalents - end of period	$777,320	$986,234

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

These interim consolidated financial statements include the accounts of AXIS Capital Holdings Limited (“AXIS Capital”) and its subsidiaries (herein referred to as “we,” “us,” “our,” or the “Company”).

The consolidated balance sheet at March 31, 2016 and the consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for the periods ended March 31, 2016 and 2015 have not been audited. The balance sheet at December 31, 2015 is derived from our audited financial statements.

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

The following information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015. Tabular dollar and share amounts are in thousands, except per share amounts. All amounts are reported in U.S. dollars.

Significant Accounting Policies

There were no notable changes in our significant accounting policies subsequent to our Annual Report on Form 10-K for the year ended December 31, 2015.

New Accounting Standards Adopted in 2016

Share-Based Compensation

Effective January 1, 2016, the Company adopted the Accounting Standards Update ("ASU") 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period" issued by the Financial Accounting Standards Board (the "FASB"). This guidance requires that compensation costs be recognized in the period in which it becomes probable that the performance target will be achieved and to represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This guidance was issued to clarify treatment where there was a divergence in accounting practice and its adoption did not impact the results of our operations, our financial condition or liquidity.

Debt Issuance Costs

Effective January 1, 2016, the Company adopted ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" issued by the FASB. This guidance requires the debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. This guidance was issued to simplify the presentation of debt issuance costs and to resolve conflicting guidance. This guidance did not impact our results of operations, financial condition or liquidity.

Investments Measured Using The Net Asset Value Per Share ("NAV") Practical Expedient

Effective January 1, 2016, the Company adopted ASU 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent)" issued by the FASB. This guidance eliminated the requirement to categorize investments measured using the NAV practical expedient in the fair value hierarchy table. As this new guidance related solely to disclosures, the adoption did not impact our results of operations, financial condition or liquidity. The updated disclosures have been provided in Note 4 'Fair Value Measurements'.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Standards Not Yet Adopted

Leases

In February 2016, the FASB issued guidance that provides a new comprehensive model for lease accounting. The guidance will require most leases to be recognized on the balance sheet by recording a right-of-use asset and a corresponding lease liability. This guidance is effective for reporting periods beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact of this guidance on our results of operations, financial condition and liquidity.

Transition To Equity Method Of Accounting

In March 2016, the FASB issued new guidance eliminating the requirement that an investor retrospectively apply equity method accounting when an existing investment qualifies for equity method accounting. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years with early adoption permitted. The guidance will be adopted on a prospective basis. The adoption of this guidance is not expected to materially impact our results of operations, financial condition or liquidity.

Share-Based Compensation Accounting

In March 2016, the FASB issued new guidance that will change the accounting for certain aspects of share-based compensation payments to employees. The guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. The guidance will also allow employers to increase the amounts withheld to cover income taxes on share-based compensation awards without requiring liability classification. Additionally, companies will be required to elect whether they will account for award forfeitures by recognizing forfeitures only as they occur or by estimating the number of awards expected to be forfeited. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact of this guidance on our results of operations, financial condition and liquidity.

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

The following tables summarize the underwriting results of our reportable segments, as well as the carrying values of allocated goodwill and intangible assets:

	2016			2015
Three months ended and at March 31,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$653,349	$1,305,812	$1,959,161	$602,724	$1,076,208	$1,678,932
Net premiums written	473,163	1,212,643	1,685,806	436,740	1,018,806	1,455,546
Net premiums earned	438,678	463,662	902,340	447,467	456,586	904,053
Other insurance related income (loss)	137	(340)	(203)	—	7,676	7,676
Net losses and loss expenses	(274,405)	(224,557)	(498,962)	(285,773)	(226,555)	(512,328)
Acquisition costs	(61,398)	(119,237)	(180,635)	(64,455)	(107,087)	(171,542)
General and administrative expenses	(85,576)	(38,013)	(123,589)	(87,689)	(39,380)	(127,069)
Underwriting income	$17,436	$81,515	98,951	$9,550	$91,240	100,790

Corporate expenses			(26,312)			(36,172)
Net investment income			49,164			92,107
Net realized investment losses			(66,508)			(42,553)
Foreign exchange (losses) gains			(616)			63,220
Interest expense and financing costs			(12,833)			(12,257)
Income before income taxes			$41,846			$165,135

Net loss and loss expense ratio	62.6%	48.4%	55.3%	63.9%	49.6%	56.7%
Acquisition cost ratio	14.0%	25.7%	20.0%	14.4%	23.5%	19.0%
General and administrative expense ratio	19.5%	8.2%	16.6%	19.6%	8.6%	18.0%
Combined ratio	96.1%	82.3%	91.9%	97.9%	81.7%	93.7%

Goodwill and intangible assets	$86,446	$—	$86,446	$88,508	$—	$88,508

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS

a)     Fixed Maturities and Equities

The amortized cost or cost and fair values of our fixed maturities and equities were as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit OTTI in AOCI(5)

At March 31, 2016
Fixed maturities
U.S. government and agency	$1,552,689	$20,614	$(3,123)	$1,570,180	$—
Non-U.S. government	753,923	6,718	(39,918)	720,723	—
Corporate debt	4,423,369	55,031	(53,358)	4,425,042	—
Agency RMBS(1)	2,377,262	45,420	(1,381)	2,421,301	—
CMBS(2)	1,099,346	13,221	(5,883)	1,106,684	—
Non-Agency RMBS	94,704	1,584	(1,266)	95,022	(862)
ABS(3)	1,359,752	1,199	(17,801)	1,343,150	—
Municipals(4)	151,737	4,758	(529)	155,966	—
Total fixed maturities	$11,812,782	$148,545	$(123,259)	$11,838,068	$(862)

Equity securities
Common stocks	$292	$96	$(210)	$178
Exchange-traded funds	471,879	32,339	(3,550)	500,668
Bond mutual funds	133,120	3,359	—	136,479
Total equity securities	$605,291	$35,794	$(3,760)	$637,325

At December 31, 2015
Fixed maturities
U.S. government and agency	$1,673,617	$1,545	$(23,213)	$1,651,949	$—
Non-U.S. government	809,025	2,312	(72,332)	739,005	—
Corporate debt	4,442,315	16,740	(96,286)	4,362,769	—
Agency RMBS(1)	2,236,138	22,773	(9,675)	2,249,236	—
CMBS(2)	1,088,595	3,885	(9,182)	1,083,298	—
Non-Agency RMBS	99,989	1,992	(973)	101,008	(875)
ABS(3)	1,387,919	952	(17,601)	1,371,270	—
Municipals(4)	160,041	2,319	(1,146)	161,214	—
Total fixed maturities	$11,897,639	$52,518	$(230,408)	$11,719,749	$(875)

Equity securities
Common stocks	$—	$—	$—	$—
Exchange-traded funds	447,524	31,211	(4,762)	473,973
Bond mutual funds	128,252	—	(4,227)	124,025
Total equity securities	$575,776	$31,211	$(8,989)	$597,998

(1)	Residential mortgage-backed securities (RMBS) originated by U.S. agencies.

(2)	Commercial mortgage-backed securities (CMBS).

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

In the normal course of investing activities, we actively manage allocations to non-controlling tranches of structured securities (variable interests) issued by VIEs. These structured securities include RMBS, CMBS and ABS and are included in the above table. Additionally, within our other investments portfolio, we also invest in limited partnerships (hedge funds, direct lending funds and private equity funds) and CLO equity tranched securities, which are all variable interests issued by VIEs (see Note 4(c)). For these variable interests, we do not have the power to direct the activities that are most significant to the economic performance of the VIEs and accordingly we are not the primary beneficiary for any of these VIEs. Our maximum exposure to loss on these interests is limited to the amount of our investment. We have not provided financial or other support with respect to these structured securities other than our original investment.

Contractual Maturities

The contractual maturities of fixed maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value	% of Total Fair Value

At March 31, 2016
Maturity
Due in one year or less	$295,599	$291,510	2.5%
Due after one year through five years	3,994,127	3,985,100	33.7%
Due after five years through ten years	2,263,573	2,264,238	19.1%
Due after ten years	328,419	331,063	2.8%
	6,881,718	6,871,911	58.1%
Agency RMBS	2,377,262	2,421,301	20.5%
CMBS	1,099,346	1,106,684	9.3%
Non-Agency RMBS	94,704	95,022	0.8%
ABS	1,359,752	1,343,150	11.3%
Total	$11,812,782	$11,838,068	100.0%

At December 31, 2015
Maturity
Due in one year or less	$291,368	$289,571	2.5%
Due after one year through five years	4,217,515	4,142,802	35.3%
Due after five years through ten years	2,263,684	2,181,525	18.6%
Due after ten years	312,431	301,039	2.6%
	7,084,998	6,914,937	59.0%
Agency RMBS	2,236,138	2,249,236	19.2%
CMBS	1,088,595	1,083,298	9.2%
Non-Agency RMBS	99,989	101,008	0.9%
ABS	1,387,919	1,371,270	11.7%
Total	$11,897,639	$11,719,749	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

 Gross Unrealized Losses

The following table summarizes fixed maturities and equities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

At March 31, 2016
Fixed maturities
U.S. government and agency	$84,342	$(3,030)	$146,502	$(93)	$230,844	$(3,123)
Non-U.S. government	135,920	(30,440)	220,140	(9,478)	356,060	(39,918)
Corporate debt	388,621	(24,425)	1,019,187	(28,933)	1,407,808	(53,358)
Agency RMBS	179,155	(850)	143,472	(531)	322,627	(1,381)
CMBS	102,506	(1,775)	392,674	(4,108)	495,180	(5,883)
Non-Agency RMBS	5,419	(275)	58,771	(991)	64,190	(1,266)
ABS	579,638	(11,397)	536,264	(6,404)	1,115,902	(17,801)
Municipals	14,966	(509)	2,635	(20)	17,601	(529)
Total fixed maturities	$1,490,567	$(72,701)	$2,519,645	$(50,558)	$4,010,212	$(123,259)

Equity securities
Common stocks	$—	$—	$—	$(210)	$—	$(210)
Exchange-traded funds	—	—	72,146	(3,550)	72,146	(3,550)
Bond mutual funds	—	—	—	—	—	—
Total equity securities	$—	$—	$72,146	$(3,760)	$72,146	$(3,760)

At December 31, 2015
Fixed maturities
U.S. government and agency	$84,179	$(7,622)	$1,474,202	$(15,591)	$1,558,381	$(23,213)
Non-U.S. government	170,269	(50,841)	317,693	(21,491)	487,962	(72,332)
Corporate debt	340,831	(33,441)	2,845,375	(62,845)	3,186,206	(96,286)
Agency RMBS	64,792	(1,609)	1,073,566	(8,066)	1,138,358	(9,675)
CMBS	75,627	(1,579)	659,480	(7,603)	735,107	(9,182)
Non-Agency RMBS	5,283	(210)	43,199	(763)	48,482	(973)
ABS	562,599	(11,158)	667,448	(6,443)	1,230,047	(17,601)
Municipals	14,214	(310)	64,104	(836)	78,318	(1,146)
Total fixed maturities	$1,317,794	$(106,770)	$7,145,067	$(123,638)	$8,462,861	$(230,408)

Equity securities
Common stocks	$—	$—	$—	$—	$—	$—
Exchange-traded funds	2,331	(313)	110,972	(4,449)	113,303	(4,762)
Bond mutual funds	—	—	124,025	(4,227)	124,025	(4,227)
Total equity securities	$2,331	$(313)	$234,997	$(8,676)	$237,328	$(8,989)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

Fixed Maturities

At March 31, 2016, 1,382 fixed maturities (2015: 2,314) were in an unrealized loss position of $123 million (2015: $230 million), of which $26 million (2015: $39 million) was related to securities below investment grade or not rated.

At March 31, 2016, 438 (2015: 383) securities had been in a continuous unrealized loss position for 12 months or greater and had a fair value of $1,491 million (2015: $1,318 million). Following our credit impairment review, we concluded that these securities as well as the remaining securities in an unrealized loss position in the above table were temporarily impaired at March 31, 2016, and were expected to recover in value as the securities approach maturity. Further, at March 31, 2016, we did not intend to sell these securities in an unrealized loss position and it is more likely than not that we will not be required to sell these securities before the anticipated recovery of their amortized costs.

Equity Securities

At March 31, 2016, 29 securities (2015: 35) were in an unrealized loss position of $4 million (2015: $9 million).

At March 31, 2016, there were no securities (2015: 1) in a continuous unrealized loss position for 12 months or greater. Based on our impairment review process and our ability and intent to hold these securities for a reasonable period of time sufficient for a full recovery, we concluded that the above equities in an unrealized loss position were temporarily impaired at March 31, 2016.

b) Mortgage Loans

The following table provides a breakdown of our mortgage loans held-for-investment:

	March 31, 2016		December 31, 2015
	Carrying Value	% of Total	Carrying Value	% of Total

Mortgage Loans held-for-investment:
Commercial	$267,589	100%	$206,277	100%
	267,589	100%	206,277	100%
Valuation allowances	—	—%	—	—%
Total Mortgage Loans held-for-investment	$267,589	100%	$206,277	100%

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

We have a high quality mortgage portfolio with debt service coverage ratios in excess of 1.3x and loan-to-value ratios of less than 65%; there are no credit losses associated with the commercial mortgage loans that we hold at March 31, 2016.

There are no past due amounts at March 31, 2016.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

c) Other Investments

The following table provides a breakdown of our investments in hedge funds, direct lending funds, private equity funds, real estate funds and CLO Equities, together with additional information relating to the liquidity of each category:

	Fair Value		Redemption Frequency (if currently eligible)	Redemption Notice Period

At March 31, 2016
Long/short equity funds	$128,502	15%	Quarterly, Semi-annually, Annually	45-60 days
Multi-strategy funds	312,211	36%	Quarterly, Semi-annually	60-95 days
Event-driven funds	146,428	17%	Quarterly, Annually	45-60 days
Leveraged bank loan funds	65	—%	n/a	n/a
Direct lending funds	112,889	13%	n/a	n/a
Private equity funds	93,783	11%	n/a	n/a
Real estate funds	5,390	1%	n/a	n/a
CLO - Equities	60,371	7%	n/a	n/a
Total other investments	$859,639	100%

At December 31, 2015
Long/short equity funds	$154,348	19%	Quarterly, Semi-annually, Annually	45-60 days
Multi-strategy funds	355,073	43%	Quarterly, Semi-annually	60-95 days
Event-driven funds	147,287	18%	Quarterly, Annually	45-60 days
Leveraged bank loan funds	65	—%	n/a	n/a
Direct lending funds	90,120	11%	n/a	n/a
Private equity funds	—	—%	n/a	n/a
Real estate funds	4,929	1%	n/a	n/a
CLO - Equities	64,934	8%	n/a	n/a
Total other investments	$816,756	100%

n/a - not applicable

The investment strategies for the above funds are as follows:

•	Long/short equity funds: Seek to achieve attractive returns primarily by executing an equity trading strategy involving both long and short investments in publicly-traded equities.

•
Multi-strategy funds: Seek to achieve above-market returns by pursuing multiple investment strategies to diversify risks and reduce volatility. This category includes funds of hedge funds which invest in a large pool of hedge funds across a diversified range of hedge fund strategies.

•	Event-driven funds: Seek to achieve attractive returns by exploiting situations where announced or anticipated events create opportunities.

•	Leveraged bank loan funds: Seek to achieve attractive returns by investing primarily in bank loan collateral that has limited interest rate risk exposure.

•	Direct lending funds: Seek to achieve attractive risk-adjusted returns, including current income generation, by investing in funds which provide financing directly to borrowers.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

•	Real estate funds: Seek to achieve attractive risk-adjusted returns by making and managing investments in real estate and real estate securities and businesses.

•	Private equity funds: Seek to achieve attractive risk-adjusted returns by investing in private transactions over the course of several years.

Two common redemption restrictions which may impact our ability to redeem our hedge funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund's net assets which may otherwise hinder the general partner or investment manager's ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During 2016 and 2015, neither of these restrictions impacted our redemption requests. At March 31, 2016, $59 million (2015: $66 million), representing 10% (2015: 10%) of our total hedge funds, relate to holdings where we are still within the lockup period. The expiration of these lockup periods range from March 2016 to April 2018.

At March 31, 2016, we have $198 million (2015: $222 million) of unfunded commitments within our other investments portfolio relating to our future investments in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from 5-10 years and the General Partners of certain funds have the option to extend the term by up to three years.
At March 31, 2016, we have $12 million (2015: $12 million) of unfunded commitments as a limited partner in a multi-strategy hedge fund. Once the full amount of committed capital has been called by the General Partner, the assets will not be fully returned until the completion of the fund's investment term which ends in March, 2019. The General Partner then has the option to extend the term by up to three years.
At March 31, 2016, we have $95 million (2015: $95 million) of unfunded commitments as a limited partner in a fund which invests in real estate and real estate securities and businesses. The fund is subject to a three year commitment period and a total fund life of eight years during which time we are not eligible to redeem our investment.

During 2016, we made a $135 million commitment as a limited partner in a private equity fund. At March 31, 2016, $41 million of our commitment remains unfunded and the current fair value of the funds called to date are included in the private equity funds line of the table above. The fund invests in underlying private equity funds and the life of the fund is subject to the dissolution of the underlying funds. We expect the overall holding period to be over ten years.

During 2015, we made a $50 million commitment as a limited partner of a bank revolver opportunity fund. The fund is subject to an investment term of seven years and the General Partners have the option to extend the term by up to two years. At March 31, 2016, this commitment remains unfunded. It is not anticipated that the full amount of this fund will be drawn.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

d) Net Investment Income

Net investment income was derived from the following sources:

	Three months ended March 31,
	2016	2015

Fixed maturities	$75,975	$66,088
Other investments	(26,878)	30,935
Equity securities	5,145	1,676
Mortgage loans	1,684	13
Cash and cash equivalents	1,434	1,099
Short-term investments	206	69
Gross investment income	57,566	99,880
Investment expenses	(8,402)	(7,773)
Net investment income	$49,164	$92,107

e) Net Realized Investment Losses

The following table provides an analysis of net realized investment losses:

	Three months ended March 31,
	2016	2015

Gross realized gains
Fixed maturities and short-term investments	$16,164	$15,661
Equities	3,541	38
Gross realized gains	19,705	15,699
Gross realized losses
Fixed maturities and short-term investments	(59,177)	(43,091)
Equities	(14,787)	(124)
Gross realized losses	(73,964)	(43,215)
Net OTTI recognized in earnings	(9,729)	(17,568)
Change in fair value of investment derivatives(1)	(2,520)	2,531
Net realized investment losses	$(66,508)	$(42,553)

(1) Refer to Note 5 – Derivative Instruments

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

The following table summarizes the OTTI recognized in earnings by asset class:

	Three months ended March 31,
	2016	2015

Fixed maturities:
Non-U.S. government	$—	$1,422
Corporate debt	7,169	16,120
Non-Agency RMBS	—	4
ABS	—	22
	7,169	17,568
Equity Securities
Exchange-traded funds	2,560	—
	2,560	—
Total OTTI recognized in earnings	$9,729	$17,568

The following table provides a roll forward of the credit losses, before income taxes, for which a portion of the OTTI was recognized in AOCI:

	Three months ended March 31,
	2016	2015

Balance at beginning of period	$1,506	$1,531
Credit impairments recognized on securities not previously impaired	—	—
Additional credit impairments recognized on securities previously impaired	—	10
Change in timing of future cash flows on securities previously impaired	—	—
Intent to sell of securities previously impaired	—	—
Securities sold/redeemed/matured	—	—
Balance at end of period	$1,506	$1,541

f) Reverse Repurchase Agreements

At March 31, 2016, we held $77 million (2015: $30 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents on our consolidated balance sheet. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, we receive principal and interest income. We monitor the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction.

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

CMBS

CMBS include mostly investment-grade bonds originated by non-agencies. The fair values of these securities are determined using a pricing model which uses dealer quotes and other available trade information along with security level characteristics to determine deal specific spreads. As the significant inputs are observable market inputs, the fair values of CMBS securities are classified within Level 2. Where pricing is unavailable from pricing services, we obtain non-binding quotes from brokerdealers to estimate fair value. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. These securities are classified within Level 3.

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

Equity Securities

Equity securities include common stocks, exchange-traded funds and bond mutual funds. For common stocks and exchange-traded funds, we classified these within Level 1 as their fair values are based on unadjusted quoted market prices in active markets. Our investments in bond mutual funds have daily liquidity, with redemption based on the NAV of the funds. Accordingly, we have classified these investments as Level 2.

Other Investments

As a practical expedient, we estimate fair values for hedge funds, direct lending funds, private equity funds and real estate funds using NAVs as advised by external fund managers or third party administrators. For each of these funds, the NAV is based on the manager's or administrator's valuation of the underlying holdings in accordance with the fund's governing documents and in accordance with U.S. GAAP. For hedge funds, direct lending funds and real estate funds any funds that we have not yet received a NAV concurrent with our period end date, we record an estimate of the change in fair value for the period subsequent to the most recent NAV. Such estimates are based on return estimates for the period between the most recently issued NAV and the period end date, and the inclusion of any subscriptions, redemptions, drawdowns and distributions. Estimates are obtained from the relevant fund managers. Accordingly, we do not typically have a reporting lag in our fair value measurements for these funds. Historically, our valuation estimates incorporating these return estimates have not significantly diverged from the subsequent NAVs. For private equity funds the typical reporting lag is three months before NAV statements are released. We estimate fair value for our private equity funds by starting with the prior quarter-end NAV and adjusting for capital calls, redemptions and distributions.

Within the hedge fund, direct lending fund, real estate fund and private equity fund industries, there is a general lack of transparency necessary to facilitate a detailed independent assessment of the values placed on the securities underlying the NAV provided by the fund manager or fund administrator. To address this, on a quarterly basis, we perform a number of monitoring procedures designed to assist us in the assessment of the quality of the information provided by managers and administrators. These procedures include, but are not limited to, regular review and discussion of each fund's performance with its manager, regular evaluation of fund performance against applicable benchmarks and the backtesting of our fair value estimates against subsequently received NAVs. Backtesting involves comparing our previously reported values for each individual fund against NAVs per audited financial statements (for year-end values) and final NAVs from fund managers and fund administrators (for interim values).

The fair value of our hedge funds, direct lending funds, private equity funds and real estate funds are measured using the NAV practical expedient and therefore have not been categorized with the fair value hierarchy.

At March 31, 2016, our investments in CLO - Equities were classified within Level 3 as we estimated the fair value for these securities using an income approach valuation technique (discounted cash flow model) due to the lack of observable and relevant trades in the secondary markets.

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

Strategic Investments

Strategic investments comprise investments with our strategic (re)insurance partners. The investments can take the form of convertible preferred shares, convertible notes and notes payable. As all the investments in this category were made during the first quarter of 2016, the cost of these investments is believed to approximate fair value at March 31, 2016. These securities are classified within Level 3.

Cash Settled Awards

Cash settled awards comprise restricted stock units that form part of our compensation program. Although the fair value of these awards is determined using observable quoted market prices in active markets, the stock units themselves are not actively traded. Accordingly, we have classified these liabilities within Level 2.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The tables below present the financial instruments measured at fair value on a recurring basis for the periods indicated:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair value based on NAV practical expedient	Total Fair Value

At March 31, 2016
Assets
Fixed maturities
U.S. government and agency	$1,503,841	$66,339	$—	$—	$1,570,180
Non-U.S. government	—	720,723	—	—	720,723
Corporate debt	—	4,384,792	40,250	—	4,425,042
Agency RMBS	—	2,421,301	—	—	2,421,301
CMBS	—	1,096,133	10,551	—	1,106,684
Non-Agency RMBS	—	95,022	—	—	95,022
ABS	—	1,343,150	—	—	1,343,150
Municipals	—	155,966	—	—	155,966
	1,503,841	10,283,426	50,801	—	11,838,068
Equity securities
Common stocks	178	—	—	—	178
Exchange-traded funds	500,668	—	—	—	500,668
Bond mutual funds	—	136,479	—	—	136,479
	500,846	136,479	—	—	637,325
Other investments
Hedge funds	—	—	—	587,206	587,206
Direct lending funds	—	—	—	112,889	112,889
Private equity funds	—	—	—	93,783	93,783
Real estate funds	—	—	—	5,390	5,390
CLO - Equities	—	—	60,371	—	60,371
	—	—	60,371	799,268	859,639
Short-term investments	—	29,540	—	—	29,540
Other assets
Derivative instruments (see Note 5)	—	5,980	5,977	—	11,957
Insurance-linked securities	—	—	24,916	—	24,916
Strategic investments	—	—	36,712	—	36,712
Total Assets	$2,004,687	$10,455,425	$178,777	$799,268	$13,438,157
Liabilities
Derivative instruments (see Note 5)	$—	$6,841	$15,028	$—	$21,869
Cash settled awards (see Note 7)	—	22,101	—	—	22,101
Total Liabilities	$—	$28,942	$15,028	$—	$43,970

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair value based on NAV practical expedient	Total Fair Value

At December 31, 2015
Assets
Fixed maturities
U.S. government and agency	$1,632,355	$19,594	$—	$—	$1,651,949
Non-U.S. government	—	739,005	—	—	739,005
Corporate debt	—	4,324,251	38,518	—	4,362,769
Agency RMBS	—	2,249,236	—	—	2,249,236
CMBS	—	1,072,376	10,922	—	1,083,298
Non-Agency RMBS	—	101,008	—	—	101,008
ABS	—	1,371,270	—	—	1,371,270
Municipals	—	161,214	—	—	161,214
	1,632,355	10,037,954	49,440	—	11,719,749
Equity securities
Common stocks	—	—	—	—	—
Exchange-traded funds	473,973	—	—	—	473,973
Bond mutual funds	—	124,025	—	—	124,025
	473,973	124,025	—	—	597,998
Other investments
Hedge funds	—	—	—	656,773	656,773
Direct lending funds	—	—	—	90,120	90,120
Private equity funds	—	—	—	—	—
Real estate funds	—	—	—	4,929	4,929
CLO - Equities	—	—	27,257	37,677	64,934
	—	—	27,257	789,499	816,756
Short-term investments	—	34,406	—	—	34,406
Other assets
Derivative instruments (see Note 5)	—	2,072	4,395	—	6,467
Insurance-linked securities	—	—	24,925	—	24,925
Strategic investments	—	—	—	—	—
Total Assets	$2,106,328	$10,198,457	$106,017	$789,499	$13,200,301
Liabilities
Derivative instruments (see Note 5)	$—	$7,692	$10,937	$—	$18,629
Cash settled awards (see Note 7)	—	33,215	—	—	33,215
Total Liabilities	$—	$40,907	$10,937	$—	$51,844

During 2016 and 2015, we had no transfers between Levels 1 and 2.

Level 3 Fair Value Measurements

Except for hedge funds, direct lending funds, private equity funds and real estate funds priced using NAV as a practical expedient and certain fixed maturities and insurance-linked securities priced using broker-dealer quotes (underlying inputs are not available), the following table quantifies the significant unobservable inputs we have used in estimating fair value at March 31, 2016 for our investments classified as Level 3 in the fair value hierarchy.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

Other investments - CLO - Equities	$39,616	Discounted cash flow	Default rates	4.0%	4.0%
			Loss severity rate	35.0% - 53.5%	36.5%
			Collateral spreads	3.2% - 4.0%	3.9%
			Estimated maturity dates	3 - 7 years	7 years

	20,755	Liquidation value	Fair value of collateral	100%	100%
			Discount margin	0.7% - 25.9%	5.5%

Derivatives - Weather derivatives, net	$(9,051)	Simulation model	Weather curve	1 - 2331(1)	n/a (2)
			Weather standard deviation	1 - 165(1)	n/a (2)

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

The CLO - Equities market continues to be mostly inactive with only a small number of transactions being observed in the market and fewer still involving transactions in our CLO - Equities. Accordingly, we rely on the use of models to estimate the fair value of our investments in CLO - Equities. With all of our direct investments in CLO - Equities past the end of their reinvestment period, there is uncertainty over the remaining time until maturity. As such our direct investments in CLO - Equities are valued at the lower of the liquidation value and our internal discounted cash flow modelled estimate of fair value. The liquidation valuation is based on the fair value of the net underlying collateral which is determined by applying market discount margins by credit quality bucket. An increase (decrease) in the market discount margin would result in a decrease (increase) in value of our CLO - Equities. Regarding the discounted cash flow model, the default and loss severity rates are the most judgmental unobservable market inputs to which the valuation of CLO - Equities is most sensitive. A significant increase (decrease) in either of these significant inputs in isolation would result in lower (higher) fair value estimates for direct investments in our CLO - Equities and, in general, a change in default rate assumptions will be accompanied by a directionally similar change in loss severity rate assumptions. Collateral spreads and estimated maturity dates are less judgmental inputs as they are based on the historical average of actual spreads and the weighted average life of the current underlying portfolios, respectively. A significant increase (decrease) in either of these significant inputs in isolation would result in higher (lower) fair value estimates for direct investments in our CLO - Equities. In general, these inputs have no significant interrelationship with each other or with default and loss severity rates.

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

The following tables present changes in Level 3 for financial instruments measured at fair value on a recurring basis for the periods indicated:

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in earnings (1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gain/(loss) (3)

Three months ended March 31, 2016
Fixed maturities
Corporate debt	$38,518	$—	$(1,955)	$2	$(76)	$5,821	$(1,910)	$(150)	$40,250	$—
CMBS	10,922	—	—	—	(144)	—	—	(227)	10,551	—
ABS	—	—	—	—	—	—	—	—	—	—
	49,440	—	(1,955)	2	(220)	5,821	(1,910)	(377)	50,801	—
Other investments
CLO - Equities	27,257	36,378	—	(1,016)	—	—	—	(2,248)	60,371	(1,016)
	27,257	36,378	—	(1,016)	—	—	—	(2,248)	60,371	(1,016)
Other assets
Derivative instruments	4,395	—	—	2,948	—	1,359	—	(2,725)	5,977	1,479
Insurance-linked securities	24,925	—	—	(9)	—	—	—	—	24,916	(9)
Strategic investments	—	—	—	—	—	36,712	—	—	36,712	—
	29,320	—	—	2,939	—	38,071	—	(2,725)	67,605	1,470
Total assets	$106,017	$36,378	$(1,955)	$1,925	$(220)	$43,892	$(1,910)	$(5,350)	$178,777	$454

Other liabilities
Derivative instruments	$10,937	$—	$—	$3,423	$—	$(1,025)	$—	$1,693	$15,028	$3,682
Total liabilities	$10,937	$—	$—	$3,423	$—	$(1,025)	$—	$1,693	$15,028	$3,682

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in earnings (1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gain/(loss) (3)

Three months ended March 31, 2015
Fixed maturities
Corporate debt	$15,837	$—	$—	$—	$180	$10,910	$—	$(70)	$26,857	$—
CMBS	17,763	—	—	—	(204)	—	—	(498)	17,061	—
ABS	40,031	—	—	—	62	—	—	(172)	39,921	—
	73,631	—	—	—	38	10,910	—	(740)	83,839	—
Other investments
CLO - Equities	37,046	—	—	3,530	—	—	—	(3,616)	36,960	3,530
	37,046	—	—	3,530	—	—	—	(3,616)	36,960	3,530
Other assets
Derivative instruments	111	—	—	(1,067)	—	—	—	956	—	—
Insurance-linked securities	—	—	—	—	—	25,000	—	—	25,000	—
Strategic investments	—	—	—	—	—	—	—	—	—	—
	111	—	—	(1,067)	—	25,000	—	956	25,000	—
Total assets	$110,788	$—	$—	$2,463	$38	$35,910	$—	$(3,400)	$145,799	$3,530

Other liabilities
Derivative instruments	$15,288	$—	$—	$(8,551)	$—	$1,082	$—	$(511)	$7,308	$(2,058)
Total liabilities	$15,288	$—	$—	$(8,551)	$—	$1,082	$—	$(511)	$7,308	$(2,058)

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

Transfers into Level 3 from Level 2

There were no transfers to Level 3 from Level 2 made during the three months ended March 31, 2016 and 2015.

The transfers into Level 3 during the three months ended March 31, 2016 were the result of a change in valuation methodology relating to our CLO equity fund. An income approach valuation technique (discounted cash flow model) is used to estimate fair value at March 31, 2016. As the NAV practical expedient is no longer used the CLO equity fund is now categorized within the fair value hierarchy.

Transfers out of Level 3 into Level 2

The transfers to Level 2 from Level 3 made during the three months ended March 31, 2016 were primarily due to the availability of observable market inputs and quotes from pricing vendors on certain fixed maturities. There were no transfers to Level 2 from Level 3 made during the three months ended March 31, 2015.

Financial Instruments Not Carried at Fair Value

U.S. GAAP guidance over disclosures about the fair value of financial instruments are also applicable to financial instruments not carried at fair value, except for certain financial instruments, including insurance contracts.

The carrying values of cash equivalents (including restricted amounts), accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated their fair values at March 31, 2016, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The carrying value of mortgage loans held-for-investment approximated their fair value at March 31, 2016, due to the fact that the loans are within their first year of issue. The estimated fair value of mortgage loans is primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk, or is determined from pricing for similar loans. Mortgage loans are not actively traded, their respective fair values are classified within Level 3.

At March 31, 2016, our senior notes are recorded at amortized cost with a carrying value of $992 million (2015: $992 million) and have a fair value of $1,068 million (2015: $1,058 million). The fair values of these securities were obtained from a third party pricing service and pricing was based on the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As these spreads and the yields for the risk-free yield curve are observable market inputs, the fair values of our senior notes are classified within Level 2.

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

None of our derivative instruments are designated as hedges under current accounting guidance.

	March 31, 2016			December 31, 2015
	Derivative Notional Amount	Derivative Asset Fair Value(1)	Derivative Liability Fair Value(1)	Derivative Notional Amount	Derivative Asset Fair Value(1)	Derivative Liability Fair Value(1)

Relating to investment portfolio:
Foreign exchange forward contracts	$166,189	$592	$4,182	$198,406	$490	$837
Interest rate swaps	—	—	—	—	—	—
Relating to underwriting portfolio:
Foreign exchange forward contracts	643,673	4,839	2,659	692,023	1,582	6,855
Weather-related contracts	27,519	5,977	15,028	51,395	4,395	10,937
Commodity contracts	39,500	549	—	—	—	—
Total derivatives		$11,957	$21,869		$6,467	$18,629

(1)	Asset and liability derivatives are classified within other assets and other liabilities in the Consolidated Balance Sheets.

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

	March 31, 2016			December 31, 2015
	Gross Amounts	Gross Amounts Offset	Net Amounts(1)	Gross Amounts	Gross Amounts Offset	Net Amounts(1)

Derivative assets	$18,302	$(6,345)	$11,957	$14,336	$(7,869)	$6,467
Derivative liabilities	$28,214	$(6,345)	$21,869	$26,498	$(7,869)	$18,629

(1)	Net asset and liability derivatives are classified within other assets and other liabilities in the Consolidated Balance Sheets.

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

The total unrealized and realized gains (losses) recognized in earnings for derivatives not designated as hedges were as follows:

	Location of Gain (Loss) Recognized in Income on Derivative	Three months ended March 31,
		2016	2015

Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange forward contracts	Net realized investment gains (losses)	$(2,520)	$6,537
Interest rate swaps	Net realized investment gains (losses)	—	(4,006)
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange losses (gains)	3,202	(15,273)
Weather-related contracts	Other insurance related income (losses)	(475)	7,342
Commodity contracts	Other insurance related income (losses)	243	—
Total		$450	$(5,400)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES

The following table presents a reconciliation of our beginning and ending gross reserve for losses and loss expenses and net reserve for unpaid losses and loss expenses for the periods indicated:

Three months ended March 31,	2016	2015

Gross reserve for losses and loss expenses, beginning of period	$9,646,285	$9,596,797
Less reinsurance recoverable on unpaid losses, beginning of period	(2,031,309)	(1,890,280)
Net reserve for unpaid losses and loss expenses, beginning of period	7,614,976	7,706,517

Net incurred losses and loss expenses related to:
Current year	569,356	568,394
Prior years	(70,394)	(56,066)
	498,962	512,328
Net paid losses and loss expenses related to:
Current year	(21,740)	(23,527)
Prior years	(534,532)	(474,030)
	(556,272)	(497,557)

Foreign exchange and other	87,420	(198,705)

Net reserve for unpaid losses and loss expenses, end of period	7,645,086	7,522,583
Reinsurance recoverable on unpaid losses, end of period	2,071,401	1,920,639
Gross reserve for losses and loss expenses, end of period	$9,716,487	$9,443,222

Prior year reserve development arises from changes to loss and loss expense estimates recognized in the current year but relating to losses incurred in previous calendar years. Such development is summarized by segment in the following table:

	Three months ended March 31,
	2016	2015

Insurance	$2,427	$3,361
Reinsurance	67,967	52,705
Total	$70,394	$56,066

Overall, the majority of the net favorable prior year reserve development in each period related to short-tail lines of business. Net favorable prior year reserve development in motor and liability reinsurance lines in the three months ended March 31, 2016 and 2015 also contributed, with professional reinsurance providing additional favorable loss development in the three months ended March 31, 2015. The net favorable prior year reserve development in the three months ended March 31, 2015 was partially offset by net adverse prior year reserve development in the political risk and liability insurance lines.

The underlying exposures in the property, marine and aviation reserving classes within our insurance segment and the property reserving class within our reinsurance segment largely relate to short-tail business. Development from these classes contributed $48 million and $34 million of the total net favorable prior year reserve development for the three months ended March 31, 2016 and 2015, respectively. The net favorable development for these classes primarily reflected the recognition of better than expected loss emergence.

Our medium-tail business consists primarily of professional insurance and reinsurance lines, credit and political risk insurance lines and credit and surety reinsurance business. In the three months ended March 31, 2016 and March 31, 2015, the reinsurance

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

professional lines contributed net favorable prior year reserve development of $2 million and $20 million, respectively. The favorable prior year development on these lines in the first quarter of 2015 continued to reflect the generally favorable experience on earlier accident years as we continued to transition to more experience based methods on these years. The reduction in the favorable prior year reserve development in the first quarter of 2016 was reflective of the emerging experience on more recent accident years which has generally been more in line with expectations. In the three months ended March 31, 2015, we recorded adverse prior year reserve development of $11 million in our insurance credit and political risk lines relating primarily to an increase in loss estimates for one specific claim.

Our long-tail business consists primarily of liability and motor lines. Our motor and liability reinsurance lines contributed additional net favorable prior year reserve development of $23 million and $19 million in the three months ended March 31, 2016 and March 31, 2015, respectively. The net favorable development for the motor lines related to favorable loss emergence trends on several classes of business spanning multiple accident years. The net favorable development for the liability reinsurance lines primarily reflected the progressively increased weight given by management to experience based indications on older accident years, which has generally been favorable. In the three months ended March 31, 2015, we recorded net adverse prior year reserve development of $11 million in our insurance liability lines related primarily to an increase in loss estimates for one specific claim.

Our March 31, 2016 net reserve for losses and loss expenses includes estimated amounts for numerous catastrophe events. We caution that the magnitude and/or complexity of losses arising from certain of these events, in particular Storm Sandy, the 2011 Japanese earthquake and tsunami, the three New Zealand earthquakes and the Tianjin port explosion, inherently increases the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserves for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.

7.	SHARE-BASED COMPENSATION

For the three months ended March 31, 2016, we incurred share-based compensation costs of $17 million (2015: $19 million) and recorded associated tax benefits of $4 million (2015: $4 million).

The total fair value of restricted stock, restricted stock units and cash settled awards vested during the three months ended March 31, 2016 was $57 million (2015: $63 million). At March 31, 2016 there were $143 million of unrecognized compensation costs, which are expected to be recognized over the weighted average period of 2.7 years.

Awards to settle in shares

The following table provides a reconciliation of the beginning and ending balance of nonvested restricted stock (including restricted stock units) for the three months ended March 31, 2016:

	Performance-based Stock Awards		Service-based Stock Awards
	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Restricted Stock	Weighted Average Grant Date Fair Value(1)

Nonvested restricted stock - beginning of period	201	$49.24	1,954	$43.34
Granted	104	53.80	577	53.83
Vested	—	—	(714)	38.82
Forfeited	—	—	(1)	41.89
Nonvested restricted stock - end of period	305	$50.79	1,816	$48.42

(1) Fair value is based on the closing price of our common shares on the New York Stock Exchange on the day of the grant.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.    SHARE-BASED COMPENSATION (CONTINUED)

Cash-settled awards

The following table provides a reconciliation of the beginning and ending balance of nonvested cash settled restricted stock units for the three months ended March 31, 2016:

	Performance-based Cash Settled RSUs	Service-based Cash Settled RSUs
	Number of Restricted Stock Units	Number of Restricted Stock Units

Nonvested restricted stock units - beginning of period	70	1,433
Granted	18	485
Vested	—	(346)
Forfeited	—	(1)
Nonvested restricted stock units - end of period	88	1,571

At March 31, 2016, the corresponding liability for cash-settled units, included in other liabilities on the Consolidated Balance Sheets, was $22 million (2015: $13 million).

8.	EARNINGS PER COMMON SHARE

The following table sets forth the comparison of basic and diluted earnings per common share:

	Three months ended March 31,
	2016	2015

Basic earnings per common share
Net income	$48,386	$165,825
Less: preferred share dividends	9,969	10,022
Net income available to common shareholders	38,417	155,803
Weighted average common shares outstanding - basic(1)	94,035	99,910
Basic earnings per common share	$0.41	$1.56

Diluted earnings per common share
Net income available to common shareholders	$38,417	$155,803

Weighted average common shares outstanding - basic(1)	94,035	99,910
Share based compensation plans	818	1,229
Weighted average common shares outstanding - diluted(1)	94,853	101,139

Diluted earnings per common share	$0.41	$1.54

Anti-dilutive shares excluded from the dilutive computation	670	569

(1)
On August 17, 2015, the Company entered into an Accelerated Share Repurchase (“ASR”) agreement (see 'Note 9 - Shareholders' Equity' for additional detail). The weighted-average number of shares outstanding used in the computation of basic and diluted earnings per share reflects the Company’s receipt of 4,149,378 common shares delivered to the Company on August 20, 2015, and 1,358,380 common shares delivered to the company on January 15, 2016 under the Company's ASR agreement.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.    SHAREHOLDERS' EQUITY

The following table presents our common shares issued and outstanding:

	Three months ended March 31,
	2016	2015

Shares issued, balance at beginning of period	176,240	175,478
Shares issued	316	712
Total shares issued at end of period	176,556	176,190

Treasury shares, balance at beginning of period	(80,174)	(76,052)
Shares repurchased	(3,910)	(290)
Shares reissued from treasury	431	371
Total treasury shares at end of period	(83,653)	(75,971)

Total shares outstanding	92,903	100,219

Treasury Shares

The following table presents our share repurchases:

	Three months ended March 31,
	2016	2015

In the open market:
Total shares(1)	3,704	16
Total cost	$185,000	$832
Average price per share(2)	$49.94	$50.69

From employees:
Total shares	206	274
Total cost	$11,011	$13,939
Average price per share(2)	$53.45	$50.97

Total shares repurchased:
Total shares	3,910	290
Total cost	$196,011	$14,771
Average price per share(2)	$50.13	$50.95

(1) Amounts in 2016 include 1,358,380 common shares acquired under the accelerated share repurchase program (see below for more detail).
(2) Calculated using whole figures.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	SHAREHOLDERS' EQUITY (CONTINUED)

Accelerated Share Repurchase Program

On August 17, 2015, the Company entered into an Accelerated Share Repurchase agreement with Goldman, Sachs & Co. (“Goldman Sachs”) to repurchase an aggregate of $300 million of the Company’s ordinary shares under an accelerated share repurchase program.

During August, 2015, under the terms of this agreement, the Company paid $300 million to Goldman Sachs and initially repurchased 4,149,378 ordinary shares. The initial shares acquired represented 80% of the $300 million total paid to Goldman Sachs and were calculated using the Company’s stock price at activation of the program. The ASR program is accounted for as an equity transaction. Accordingly, as at December 31, 2015, $240 million of common shares repurchased were included as treasury shares in the Consolidated Balance Sheet with the remaining $60 million included as a reduction to additional paid-in capital.

On January 15, 2016, Goldman Sachs early terminated the ASR agreement and delivered 1,358,380 additional common shares to the Company, resulting in the reduction from additional paid-in capital of $60 million being reclassified to treasury shares. In total, the Company repurchased 5,507,758 common shares under the ASR agreement at an average price of 54.47.

Series B Preferred Shares

On January 27, 2016 we redeemed the remaining 28,430 Series B preferred shares, for an aggregate liquidation preference of
$3 million.

10.	COMMITMENTS AND CONTINGENCIES

Reinsurance Agreements

We purchase reinsurance coverage for various lines of our business. The minimum reinsurance premiums are contractually due in advance on a quarterly basis. Accordingly at March 31, 2016, we have outstanding reinsurance purchase commitments of $36 million, of which $35 million is due in 2016 while the remaining $1 million is due in 2017. Actual payments under the reinsurance contracts will depend on the underlying subject premium and may exceed the minimum premium.

Investments

At March 31, 2016, we have a $20 million commitment to purchase commercial mortgage loans.

Refer 'Note 3 - Investments' for information on commitments related to our other investments.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.    OTHER COMPREHENSIVE INCOME

The tax effects allocated to each component of other comprehensive income were as follows:

	2016			2015
	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Three months ended March 31,
Available for sale investments:
Unrealized investment gains (losses) arising during the period	$148,831	$(10,197)	$138,634	$5,063	$(10,250)	$(5,187)
Adjustment for reclassification of net realized investment losses and OTTI losses recognized in net income	63,992	(4,711)	59,281	45,098	6	45,104
Unrealized investment gains arising during the period, net of reclassification adjustment	212,823	(14,908)	197,915	50,161	(10,244)	39,917
Non-credit portion of OTTI losses	—	—	—	—	—	—
Foreign currency translation adjustment	8,196	—	8,196	(11,413)	—	(11,413)
Total other comprehensive income	$221,019	$(14,908)	$206,111	$38,748	$(10,244)	$28,504

Reclassifications out of AOCI into net income available to common shareholders were as follows:

		Amount Reclassified from AOCI(1)
Details About AOCI Components	Consolidated Statement of Operations Line Item That Includes Reclassification	Three months ended March 31,
		2016	2015

Unrealized gains (losses) on available for sale investments
	Other realized investment losses	$(54,263)	$(27,530)
	OTTI losses	(9,729)	(17,568)
	Total before tax	(63,992)	(45,098)
	Income tax (expense) benefit	4,711	(6)
	Net of tax	$(59,281)	$(45,104)

(1)	Amounts in parentheses are debits to net income available to common shareholders.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations. This should be read in conjunction with the consolidated financial statements and related notes included in Item 1 of this report and also our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2015. Tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

FIRST QUARTER 2016 FINANCIAL HIGHLIGHTS

First Quarter 2016 Consolidated Results of Operations

•	Net income available to common shareholders of $38 million, or $0.41 per common share and $0.41 per diluted common share

•	Operating income of $101 million, or $1.07 per diluted common share(1)

•	Gross premiums written of $2.0 billion

•	Net premiums written of $1.7 billion

•	Net premiums earned of $902 million

•	Net favorable prior year reserve development of $70 million

•	Low level of catastrophe and weather-related pre-tax net losses

•	Underwriting income of $99 million and combined ratio of 91.9%

•	Net investment income of $49 million

•	Net realized investment losses of $67 million

First Quarter 2016 Consolidated Financial Condition

•	Total cash and investments of $14.6 billion; fixed maturities, cash and short-term securities comprise 88% of total cash and investments and have an average credit rating of AA-

•	Total assets of $21.0 billion

•	Reserve for losses and loss expenses of $9.7 billion and reinsurance recoverable of $2.1 billion

•	Total debt of $1.0 billion and the debt to total capital ratio of 14.3%

•
Repurchased 3.9 million common shares, including 2.5 million of common shares repurchased for a total of $136 million and 1.4 million common shares acquired under an Accelerated Share Repurchase agreement ("ASR") which terminated on January 15, 2016. At April 28, 2016 the remaining authorization under the repurchase program approved by our Board of Directors was $625 million

•	Common shareholders’ equity of $5.3 billion and diluted book value per common share of $56.04

(1)
Operating income is a non-GAAP financial measure as defined in SEC Regulation G. Refer ‘Non-GAAP Financial Measures’ for reconciliation to nearest GAAP financial measure (net income available to common shareholders).

EXECUTIVE SUMMARY

Business Overview

We are a Bermuda-based global provider of specialty lines insurance and treaty reinsurance products with operations in Bermuda, the United States, Europe, Singapore, Canada, Latin America and the Middle East. Our underwriting operations are organized around our two global underwriting platforms, AXIS Insurance and AXIS Re.

Our mission is to provide our clients and distribution partners with a broad range of risk transfer products and services and meaningful capacity, backed by significant financial strength. We manage our portfolio holistically, aiming to construct the optimum consolidated portfolio of funded and unfunded risks, consistent with our risk appetite and development of our franchise. We nurture an ethical, entrepreneurial and disciplined culture that promotes outstanding client service, intelligent risk taking and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a global leader in specialty risks. Our execution on this strategy in the first three months of 2016 included:

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

•
growth of our syndicate at Lloyd's which provides us with access to Lloyd's worldwide licenses and an extensive distribution network. During the first quarter of 2016 we commenced writing business through our underwriting division at Lloyd's in China; and

•	continued growth of our accident and health line, which launched in 2010 and is focused on specialty accident and health products.

Results of Operations

	Three months ended March 31,
	2016	% Change	2015

Underwriting income:
Insurance	$17,436	83%	$9,550
Reinsurance	81,515	(11%)	91,240
Net investment income	49,164	(47%)	92,107
Net realized investment losses	(66,508)	56%	(42,553)
Other revenues (expenses), net	(33,221)	nm	15,481
Net income	48,386	(71%)	165,825
Preferred share dividends	(9,969)	(1%)	(10,022)
Net income available to common shareholders	$38,417	(75%)	$155,803

Operating income	$101,274	(26%)	$136,071

nm – not meaningful

Underwriting Results

Total underwriting income in the three months ended March 31, 2016 was $99 million, a decrease of $2 million compared to $101 million in the three months ended March 31, 2015. The modest decrease in underwriting income was primarily driven by an increase in the acquisition cost ratio, a reduction in other insurance related income and increased weather-related losses, which was largely offset by an increase in prior year development, a decrease in the current accident year loss ratio excluding weather-related losses and lower general and administrative expenses.

The reinsurance segment underwriting income decreased by $10 million in the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The decrease in underwriting income was driven by a reduction in other insurance related income which primarily reflects the results of our weather and commodities derivative business. In addition, the decrease in segment underwriting income was due to an increase in acquisition costs, which were impacted by adjustments for loss-sensitive features in reinsurance contracts and higher commissions paid in certain lines of business, and increases in the current accident year loss ratio, reflecting changes in the business mix and the impact of rates and loss trends. These reductions in underwriting income were partially offset by an increase in favorable prior year development and a decrease in general and administrative expenses.

The insurance segment underwriting income increased by $8 million in the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The increase was primarily due to a decrease in the current accident year loss ratio, following an improvement in the mid-size loss experience in our marine and property lines, a reduction in the acquisition cost ratio and lower general and administrative expenses.

Net Investment Income

Net investment income was $49 million in the three months ended March 31, 2016, a decrease of $43 million from $92 million in the three months ended March 31, 2015.  The decrease was primarily driven by our other investments; these investments generated a loss of $27 million this quarter, compared to a gain of $31 million in the first quarter of 2015. Other investments were impacted by the poor performance of our hedge funds with two hedge funds in particular performing very poorly in the volatile global equity markets experienced during the first quarter of 2016.

Net Realized Investment Gains (Losses)

During the three months ended March 31, 2016, we realized losses of $67 million, compared to realized losses of $43 million for the same period of 2015. The losses were mainly attributable to foreign currency losses on non-U.S. denominated securities as a result of the strengthening of the U.S. dollar and by other-than-temporary impairment (“OTTI”) charges. The comparative period in 2015 reflected losses related to the same factors. OTTI charges were $10 million for the three months ended March 31, 2016, compared to $18 million for the same period in 2015.

Other Revenues (Expenses), Net

Appreciation of various currencies against the U.S dollar, partially offset by depreciation of the sterling against the U.S dollar resulted in a foreign exchange loss of $1 million in the three months ended March 31, 2016. In the three months ended March 31, 2015, depreciation of the euro and sterling against the U.S. Dollar was the primary driver of a foreign exchange gain of $63 million.

Corporate expenses decreased from $36 million in the three months ended March 31, 2015 to $26 million in the three months ended March 31, 2016. The quarterly decrease in corporate expenses was primarily attributable to non-recurring expenses incurred in the first quarter of 2015, including expenses related to the proposed amalgamation with PartnerRe and certain lease cancellation costs.

Our effective tax rate, which is calculated as income tax expense (benefit) divided by net income (loss) before tax, was (15.6)% in the three months ended March 31, 2016 compared to (0.4)% in the same period of 2015. The effective tax rate can vary between periods depending on the distribution of net income amongst tax jurisdictions, as well as other factors. The tax benefit in 2016 was primarily driven by realized investment losses in the United States and the reduction of a valuation allowance on European foreign tax credit carry forwards while the tax benefit in 2015 was the result of underwriting losses borne by our operations in the United States.

Outlook

Competitive conditions continue to impact the insurance markets with pricing pressures affecting most markets. Consistent with prior quarters, we observed the greatest pressure in the catastrophe exposed property and certain global specialty lines of business, with large accounts more competitive than smaller risks. While these competitive pressures have led to price reductions across most of lines of business, with decreases in the international markets generally more severe than those in the United States, we are beginning to see some moderation in the price decreases compared to prior periods. In response to these challenging market conditions, we continue to voluntarily reduce business where our profitability requirements are no longer met and actively pursue more attractive business. Where necessary we also continue to shift our business mix toward smaller accounts in order to achieve a better, more stable attritional experience with lower severity.
The reinsurance markets continue to be affected by the excess capacity which has shaped markets over a number of quarters, and conditions remain very challenging in the majority of lines of business and geographical regions. However, we have recently begun to observe resistance to irrational rate reductions in certain lines of business which was coupled with an increase in the number of cedants looking to buy more reinsurance protection. This has led to some moderation of pricing pressures and increased the resistance to cedant demands for greater commission rates and more generous terms and conditions. While overall the reinsurance markets remain very competitive, we are optimistic that the current year may approach a floor in pricing for many lines and markets, with some market disruptions creating opportunities for long-term, stable and credible market participants such as AXIS Capital.

Financial Measures
We believe the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

	Three months ended and at March 31,
	2016	2015

ROACE (annualized)(1)	2.9%	11.8%
Operating ROACE (annualized)(2)	7.7%	10.3%
DBV per common share(3)	$56.04	$51.97
Cash dividends declared per common share	$0.35	$0.29
Increase in diluted book value per common share adjusted for dividends	$2.31	$1.63

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

Return on Equity
The decrease in ROACE in the three months ended March 31, 2016, compared to the three months ended March 31, 2015, was primarily driven by the decrease in foreign exchange gains and net investment income and the increase in net realized investment losses in the three months ended March 31, 2016 compared to the same period in 2015.
The decrease in operating ROACE for the three months ended March 31, 2016, compared to the three months ended March 31, 2015 was driven by the decrease in net investment income in the three months ended March 31, 2016 compared to the same period in 2015 which was partially offset by a decrease in corporate expenses. The decrease in operating ROACE was less pronounced compared to the decrease in ROACE primarily due to the exclusion of the foreign exchange gains (losses) and realized investment losses from the operating ROACE measure.
Diluted Book Value per Common Share
Our DBV per common share increase of 8% from $51.97 at March 31, 2015, to $56.04 at March 31, 2016, primarily reflected the generation of $484 million in net income available to common shareholders over the past twelve months and the increase over the last twelve months in unrealized gains on investments which are included in accumulated other comprehensive income, which was partially offset by common share dividends declared.
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
During the three months ended March 31, 2016, total value created consisted primarily of an increase in unrealized gains on investments, reported in accumulated other comprehensive income, and our net income.
During the three months ended March 31, 2015, total value created consisted primarily of our net income and increases in the unrealized gains on investments, which were partially offset by foreign exchange losses included in the cumulative foreign currency translation adjustments.

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

	Three months ended March 31,
	2016	% Change	2015

Revenues:
Gross premiums written	$1,959,161	17%	$1,678,932
Net premiums written	1,685,806	16%	1,455,546
Net premiums earned	902,340	—%	904,053
Other insurance related income	(203)	nm	7,676

Expenses:
Current year net losses and loss expenses	(569,356)		(568,394)
Prior year reserve development	70,394		56,066
Acquisition costs	(180,635)		(171,542)
Underwriting-related general and administrative
expenses(1)	(123,589)		(127,069)

Underwriting income(2)	$98,951	(2%)	$100,790

General and administrative expenses(1)	$149,901		$163,241
Income before income taxes(2)	$41,846		$165,135

nm – not meaningful

(1)
Underwriting-related general and administrative expenses is a non-GAAP measure as defined in SEC Regulation G. Our total general and administrative expenses also included corporate expenses of $26,312 and $36,172 for the three months ended March 31, 2016 and 2015, respectively; refer to 'Other Expenses (Revenues), Net' for additional information related to these corporate expenses. Also, refer 'Non-GAAP Financial Measures' for further information.

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

UNDERWRITING REVENUES

Premiums Written:

Gross and net premiums written, by segment, were as follows:

	Gross Premiums Written
	Three months ended March 31,
	2016	% Change	2015

Insurance	$653,349	8%	$602,724
Reinsurance	1,305,812	21%	1,076,208
Total	$1,959,161	17%	$1,678,932

% ceded
Insurance	28%	—	28%
Reinsurance	7%	2 pts	5%
Total	14%	1 pts	13%

	Net Premiums Written
	Three months ended March 31,
	2016	% Change	2015

Insurance	$473,163	8%	$436,740
Reinsurance	1,212,643	19%	1,018,806
Total	$1,685,806	16%	$1,455,546

Gross premiums written in the three months ended March 31, 2016, increased by $280 million or 17% (on a constant currency basis, premiums increased 20%) compared to the three months ended March 31, 2015 due to increases in both our reinsurance and insurance segments.

The increase in the reinsurance segment gross written premiums in the three months ended March 31, 2016, compared to the same period of 2015 was impacted by the increase in the level of premiums written on a multi-year basis during the first quarter of 2016 compared to 2015, most notably in our credit and surety and liability lines. This increase was partially offset by foreign exchange movements as the strength of the U.S. dollar drove comparative premium decreases in treaties denominated in foreign currencies. After adjusting for the impact of the multi-year contracts and foreign exchange movements, our gross premiums written increased by $192 million. The increase was primarily driven by our marine and other, liability, motor and professional lines. The increase in our marine and other lines was due to a new large pro-rata marine treaty. The increase in the liability lines was due to new business and the timing of a large pro-rata treaty. The increase in our motor lines was due to new business and increased participations, partially offset by favorable premium adjustments recorded in the prior year that were not repeated in the current quarter. The increase in professional lines was primarily due to timing differences.

Our insurance segment's gross written premiums increased by $51 million in the three months ended March 31, 2016, compared to the same period of 2015. The increase was attributable to our accident and health, property and aviation lines. The increases in our accident and health and property lines were primarily driven by new business. The increase in the aviation lines was driven by timing differences. These increases were partially offset by a decrease in the marine and professional lines. The decrease in marine lines was driven by lower rates and timing differences. The reduction in professional lines was primarily driven by the exit of certain lines of business announced during 2015, which reduced premiums written in our Australian business.

In the three months ended March 31, 2016, the ceded gross written premium ratio increased by 1%, compared to the three months ended March 31, 2015, with the increase driven by the reinsurance segment due to increased reinsurance retrocessions in the property and catastrophe lines.

Net Premiums Earned:

Net premiums earned by segment were as follows:

	Three months ended March 31,
	2016		2015		% Change

Insurance	$438,678	49%	$447,467	49%	(2%)
Reinsurance	463,662	51%	456,586	51%	2%
Total	$902,340	100%	$904,053	100%	—%

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in premium earning patterns.

Net premiums earned were flat (increased by 3% on a constant currency basis) in the three months ended March 31, 2016, compared to the same period in 2015. A reduction in the insurance segment was offset by increases in the reinsurance segment.

The decrease in the insurance segment was primarily driven by a reduction in the professional lines, due to an increase in ceded premiums, and marine lines. These decreases were largely offset by an increase in business written in the accident and health lines in recent periods.

The increase in the reinsurance segment was driven by increased business in the marine and other and liability lines in recent periods, partially offset by increased reinsurance retrocessions in the property and catastrophe lines.

Other Insurance Related Income (Loss):

The decrease in other insurance related income of $8 million in the three months ended March 31, 2016, compared to the same period in 2015, primarily reflected the favorable impact of realized gains and mark-to-market adjustments on the reinsurance segment's weather and commodities derivative business in the first quarter of 2015 compared to an immaterial impact of this business in the first quarter of 2016.

UNDERWRITING EXPENSES

The following table provides a breakdown of our combined ratio:

	Three months ended March 31,
	2016	% Point Change	2015

Current accident year loss ratio	63.1%	0.2	62.9%
Prior year reserve development	(7.8%)	(1.6)	(6.2%)
Acquisition cost ratio	20.0%	1.0	19.0%
General and administrative expense ratio(1)	16.6%	(1.4)	18.0%
Combined ratio	91.9%	(1.8)	93.7%

(1)
The general and administrative expense ratio includes corporate expenses not allocated to reportable segments of 2.9% and 4.0% for the three months ended March 31, 2016 and 2015, respectively. These costs are further discussed in the ‘Other Expenses (Revenues), Net’ section.

Current Accident Year Loss Ratio:

The current accident year loss ratio increased to 63.1% in the three months ended March 31, 2016, from 62.9% in the three months ended March 31, 2015. In the three months ended March 31, 2016, we incurred weather-related losses of $14 million. Comparatively, in the three months ended March 31, 2015, we incurred weather-related losses of $8 million. After adjusting for these losses our current accident year loss ratio for the quarter ended March 31, 2016, decreased due to improved mid-size loss experience in our insurance marine and property lines, which was partially offset by the impact of rate and loss trends and changes in the business mix.

Prior Year Reserve Development:

Our favorable prior year reserve development was the net result of several underlying reserve developments on prior accident years, identified during our quarterly reserve review process. The following table provides a breakdown of prior year reserve development by segment:

	Three months ended March 31,
	2016	2015

Insurance	$2,427	$3,361
Reinsurance	67,967	52,705
Total	$70,394	$56,066

Overview

Overall, the majority of the net favorable prior year reserve development in each period related to short-tail lines of business. Net favorable prior year reserve development in motor and liability reinsurance lines in the three months ended March 31, 2016 and 2015 also contributed, with professional reinsurance providing additional favorable loss development in the three months ended March 31, 2015. The net favorable prior year reserve development in the three months ended March 31, 2015 was partially offset by net adverse prior year reserve development in the political risk and liability insurance lines.

The underlying exposures in the property, marine and aviation reserving classes within our insurance segment and the property reserving class within our reinsurance segment largely relate to short-tail business. Development from these classes contributed $48 million and $34 million of the total net favorable prior year reserve development for the three months ended March 31, 2016 and 2015, respectively. The net favorable development for these classes primarily reflected the recognition of better than expected loss emergence.

Our medium-tail business consists primarily of professional insurance and reinsurance lines, credit and political risk insurance lines and credit and surety reinsurance business. In the three months ended March 31, 2016 and March 31, 2015, the reinsurance professional lines contributed net favorable prior year reserve development of $2 million and $20 million, respectively. The favorable prior year development on these lines in the first quarter of 2015 continued to reflect the generally favorable experience on earlier accident years as we continued to transition to more experience based methods on these years. The reduction in the favorable prior year reserve development in the first quarter of 2016 was reflective of the emerging experience on more recent accident years which has generally been more in line with expectations. In the three months ended March 31, 2015, we recorded adverse prior year reserve development of $11 million in our insurance credit and political risk lines relating primarily to an increase in loss estimates for one specific claim.

Our long-tail business consists primarily of liability and motor lines. Our motor and liability reinsurance lines contributed additional net favorable prior year reserve development of $23 million and $19 million in the three months ended March 31, 2016 and March 31, 2015, respectively. The net favorable development for the motor lines related to favorable loss emergence trends on several classes of business spanning multiple accident years. The net favorable development for the liability reinsurance lines primarily reflected the progressively increased weight given by management to experience based indications on older accident years, which has generally been favorable. In the three months ended March 31, 2015, we recorded net adverse prior year reserve development of $11 million in our insurance liability lines related primarily to an increase in loss estimates for one specific claim.

We caution that conditions and trends that impacted the development of our liabilities in the past may not necessarily occur in the future.

Estimates of Significant Catastrophe Events

Our March 31, 2016 net reserve for losses and loss expenses includes estimated amounts for numerous catastrophe events. We caution that the magnitude and/or complexity of losses arising from certain of these events, in particular Storm Sandy, the 2011 Japanese earthquake and tsunami, the three New Zealand earthquakes and the Tianjin port explosion, inherently increases the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserves for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.
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

The following sections provide further details on prior year reserve development by segment, reserving class and accident year.

Insurance Segment:

	Three months ended March 31,
	2016	2015

Property and other	$3,060	$16,523
Marine	416	8,810
Aviation	964	242
Credit and political risk	(179)	(11,100)
Professional lines	(342)	(80)
Liability	(1,492)	(11,034)
Total	$2,427	$3,361

In the three months ended March 31, 2016, we recognized $2 million of net favorable prior year reserve development, the principal component of which was:

•
$3 million of net favorable prior year reserve development on property and other business, driven by better than expected loss emergence across most accident years, partially offset by strengthening of the 2015 accident year related to late loss emergence on several large property losses.

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

•	$11 million of net adverse prior year reserve development on liability business, related to the reserve strengthening for one specific claim impacting accident year 2009.

•	$11 million of net adverse prior year reserve development on credit and political risk business, related to updated information on one specific claim impacting accident year 2014.

Reinsurance Segment:

	Three months ended March 31,
	2016	2015

Property and other	$43,632	$8,377
Credit and surety	(123)	4,956
Professional lines	1,526	20,419
Motor	16,469	7,021
Liability	6,463	11,932
Total	$67,967	$52,705

In the three months ended March 31, 2016, we recognized $68 million of net favorable prior year reserve development, the principal components of which were:

•	$44 million of net favorable prior year reserve development on property and other business, related to multiple prior accident years and driven by better than expected loss emergence.

•	$16 million of net favorable prior year reserve development on motor business, related to favorable loss emergence trends on several classes spanning multiple accident years.

•	$6 million of net favorable prior year reserve development on liability business, primarily related to the 2006 through 2011 accident years, for reasons discussed in the overview.

In the three months ended March 31, 2015, we recognized $53 million of net favorable prior year reserve development, the principal components of which were:

•	$20 million of net favorable prior year reserve development on professional lines business, primarily related to the 2004 through 2010 accident years, for reasons discussed in the overview.

•	$12 million of net favorable prior year reserve development on liability business, primarily related to the 2005 through 2009 accident years, for reasons discussed in the overview.

•
$8 million of net favorable prior year reserve development on property and other business, spanning a number of accident years and driven by better than expected loss emergence. Included in this net development is $16 million of adverse development on agriculture reserves relating to loss development on the 2014 accident year driven by lower than expected crop yields reported for two specific treaties.

•
$7 million of net favorable prior year reserve development on motor business, largely related to proportional business in accident years 2012 through 2013, driven by better than expected loss emergence.

Acquisition Cost Ratio: The increase in the acquisition cost ratio in the three months ended March 31, 2016 to 20.0%, compared to 19.0% in the three months ended March 31, 2015, was driven by increases in our reinsurance segment. The reinsurance segment's increase was primarily due to adjustments related to loss-sensitive features in reinsurance contracts, driven by prior year loss reserve releases, higher acquisition costs paid in certain lines of business and changes in the business mix.

General and Administrative Expense Ratio: The general and administrative expense ratio in the three months ended March 31, 2016, decreased to 16.6%, compared to 18.0% in the three months ended March 31, 2015. The decrease in expenses and the expense ratio between periods was primarily driven by non-recurring expenses related to the proposed PartnerRe amalgamation and certain lease cancellation costs incurred in the first quarter of 2015, as well as a decrease in personnel expenses during the first quarter of 2016 due to a lower headcount.

RESULTS BY SEGMENT

INSURANCE SEGMENT

Results from our insurance segment were as follows:

	Three months ended March 31,
	2016	% Change	2015

Revenues:
Gross premiums written	$653,349	8%	$602,724
Net premiums written	473,163	8%	436,740
Net premiums earned	438,678	(2%)	447,467
Other insurance related income	137	nm	—

Expenses:
Current year net losses and loss expenses	(276,832)		(289,134)
Prior year reserve development	2,427		3,361
Acquisition costs	(61,398)		(64,455)
General and administrative expenses	(85,576)		(87,689)

Underwriting income	$17,436	83%	$9,550

Ratios:		% Point Change
Current year loss ratio	63.1%	(1.5)	64.6%
Prior year reserve development	(0.5%)	0.2	(0.7%)
Acquisition cost ratio	14.0%	(0.4)	14.4%
General and administrative expense ratio	19.5%	(0.1)	19.6%
Combined ratio	96.1%	(1.8)	97.9%

nm – not meaningful

Gross Premiums Written:

The following table provides gross premiums written by line of business:

	Three months ended March 31,
	2016		2015		% Change

Property	$146,592	23%	$129,624	22%	13%
Marine	73,532	11%	91,586	15%	(20%)
Terrorism	7,046	1%	7,935	1%	(11%)
Aviation	19,101	3%	10,014	2%	91%
Credit and Political Risk	8,917	1%	8,117	1%	10%
Professional Lines	145,451	22%	150,422	25%	(3%)
Liability	83,886	13%	82,667	14%	1%
Accident and Health	168,824	26%	122,359	20%	38%
Total	$653,349	100%	$602,724	100%	8%

Gross premiums written in the three months ended March 31, 2016, increased by $51 million or 8% (10% on a constant currency basis) compared to the three months ended March 31, 2015. The increase was attributable to our accident and health, property and aviation lines. The increase in our accident and health and property lines was driven by new business. The increase in the aviation lines was driven by timing differences. These increases were partially offset by a decrease in the marine and professional lines. The marine lines decreased primarily due to lower rates and timing differences. Professional lines decrease was due to the impact of exiting certain lines of business announced during 2015, which reduced premiums written in our Australian business.

Premiums Ceded: In the three months ended March 31, 2016, premiums ceded were $180 million, or 28% of gross premiums written, compared to $166 million, or 28% of gross premiums written in the three months ended March 31, 2015. An increase in reinsurance protection purchased in our professional lines was largely offset by a change in the business mix.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended March 31,
	2016		2015		% Change

Property	$106,198	25%	$102,488	24%	4%
Marine	42,909	10%	58,646	13%	(27%)
Terrorism	8,614	2%	9,059	2%	(5%)
Aviation	13,853	3%	10,540	2%	31%
Credit and Political Risk	13,292	3%	15,654	3%	(15%)
Professional Lines	133,474	30%	151,134	34%	(12%)
Liability	40,909	9%	41,320	9%	(1%)
Accident and Health	79,429	18%	58,626	13%	35%
Total	$438,678	100%	$447,467	100%	(2%)

Net premiums earned in the three months ended March 31, 2016, decreased by $9 million or 2% (were flat on a constant currency basis) compared to the three months ended March 31, 2015. The change in net premiums earned was primarily driven by a reduction in business written in the marine lines in recent periods as well as increases in our professional lines ceded reinsurance programs, largely offset by growth in our accident and health lines.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended March 31,
	2016	% Point Change	2015

Current accident year	63.1%	(1.5)	64.6%
Prior year reserve development	(0.5%)	0.2	(0.7%)
Loss ratio	62.6%	(1.3)	63.9%

Current Accident Year Loss Ratio:

The current accident year loss ratios decreased to 63.1% in the three months ended March 31, 2016, from 64.6% in the three months ended March 31, 2015 primarily driven by an improvement in the mid-size loss experience in our marine and property lines. During the three months ended March 31, 2016, we incurred pre-tax losses related to weather-related losses of $10 million, compared to weather-related losses of $5 million incurred in the three months ended March 31, 2015.

Refer to the ‘Prior Year Reserve Development’ section for further details.

Acquisition Cost Ratio: The acquisition cost ratio in the three months ended March 31, 2016 was 14.0% compared to 14.4% in the three months ended March 31, 2015, with the reduction in the ratio driven by an increase in ceded commissions received, primarily in our professional lines, following the expansion of our reinsurance protection programs. The increase in ceded commission received more than offset higher commissions paid on certain lines of business.

General and Administrative Expense Ratio: The modest decrease in the general and administrative expense ratio in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily reflected lower personnel expenses.

REINSURANCE SEGMENT

Results from our reinsurance segment were as follows:

	Three months ended March 31,
	2016	% Change	2015

Revenues:
Gross premiums written	$1,305,812	21%	$1,076,208
Net premiums written	1,212,643	19%	1,018,806
Net premiums earned	463,662	2%	456,586
Other insurance related income (losses)	(340)	nm	7,676

Expenses:
Current year net losses and loss expenses	(292,524)		(279,260)
Prior year reserve development	67,967		52,705
Acquisition costs	(119,237)		(107,087)
General and administrative expenses	(38,013)		(39,380)

Underwriting income	$81,515	(11%)	$91,240
Ratios:		% Point Change
Current year loss ratio	63.1%	1.9	61.2%
Prior year reserve development	(14.7%)	(3.1)	(11.6%)
Acquisition cost ratio	25.7%	2.2	23.5%
General and administrative expense ratio	8.2%	(0.4)	8.6%
Combined ratio	82.3%	0.6	81.7%

nm – not meaningful

Gross Premiums Written:

The following table provides gross premiums written by line of business for the periods indicated:

	Three months ended March 31,
	2016		2015		% Change

Catastrophe	$146,847	11%	$131,216	12%	12%
Property	176,174	13%	182,012	17%	(3%)
Professional Lines	88,774	7%	65,024	6%	37%
Credit and Surety	258,111	20%	191,357	18%	35%
Motor	321,422	25%	297,690	28%	8%
Liability	149,990	11%	89,772	8%	67%
Agriculture	62,657	5%	69,729	6%	(10%)
Engineering	34,789	3%	38,059	4%	(9%)
Marine and Other	67,048	5%	11,349	1%	491%
Total	$1,305,812	100%	$1,076,208	100%	21%

Gross premiums written increased by $230 million in the three months ended March 31, 2016, compared to the same period in 2015. The increase in the gross premiums written in the three months ended March 31, 2016, was impacted by treaties written on a multi-year basis and foreign exchange movements.

In the three months ended March 31, 2016, the reinsurance segment reported an increase in the level of multi-year contracts written compared to the same period in 2015. This increase in multi-year contracts increased the amount of premium recorded in the current period but relating to future years compared to the same period in 2015, most notably in the credit and surety and liability lines. On a comparative basis the impact of the multi-year premiums resulted in an increase in gross premiums written of $86 million in the three months ended March 31, 2016, compared to the same period in 2015.

The increase in written premiums was partially offset by the impact of foreign exchange movements in the three months ended March 31, 2016, compared to the same period in 2015, as the strength of the U.S. dollar drove comparative premium decreases in the treaties denominated in foreign currencies. Foreign exchange movements resulted in a relative decrease of $48 million in gross premiums written in the three months ended March 31, 2016, compared to the same period in 2015.

After adjusting for the impact of multi-year contracts and on a constant currency basis, our gross premiums written increased by $192 million in the three months ended March 31, 2016, compared to the same period in 2015, due to an increase in the marine and other, liability, motor and professional lines. The increase in our marine and other lines was due to a new large marine pro-rata treaty. The increase in the liability lines was due to new business and the timing of a large pro-rata treaty. The increase in our motor lines was due to new business and increased participation, partially offset by favorable premium adjustments recorded in the prior year that were not repeated in the current quarter. The increase in professional lines was primarily due to timing differences.

Premiums Ceded: In the three months ended March 31, 2016, the ratio of ceded premium to gross written premium increased to 7% from 5% in the three months ended March 31, 2015. The increase was largely due to increased reinsurance retrocessions primarily in our property and catastrophe business.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended March 31,
	2016		2015		% Change

Catastrophe	$46,738	10%	$60,674	13%	(23%)
Property	68,596	15%	76,008	17%	(10%)
Professional Lines	76,394	16%	70,310	15%	9%
Credit and Surety	59,993	13%	59,834	13%	—%
Motor	77,508	17%	83,439	18%	(7%)
Liability	82,532	18%	71,052	16%	16%
Agriculture	19,654	4%	19,603	4%	—%
Engineering	15,613	3%	11,900	3%	31%
Marine and Other	16,634	4%	3,766	1%	342%
Total	$463,662	100%	$456,586	100%	2%

Net premiums earned increased by $7 million or 2% (6% on a constant currency basis) in the three months ended March 31, 2016, compared to the same period in 2015 . The increase was primarily driven by the growth in the business written in the marine and other and liability lines in recent periods, partially offset by increased reinsurance retrocessions in the catastrophe and property lines.

Other Insurance Related Income (Losses):

The decrease in other insurance related income of $8 million in the three months ended March 31, 2016, compared to the same period in 2015, reflected the impact of the realized gains and favorable mark-to-market adjustments on our weather and commodities derivative portfolio in the three months ended March 31, 2015. This derivative portfolio had an immaterial impact in the three months ended March 31, 2016.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended March 31,
	2016	% Point Change	2015

Current accident year	63.1%	1.9	61.2%
Prior year reserve development	(14.7%)	(3.1)	(11.6%)
Loss ratio	48.4%	(1.2)	49.6%

Current Accident Year Loss Ratio:

The current accident year loss ratio increased to 63.1% in the three months ended March 31, 2016, from 61.2% in the three months ended March 31, 2015. The current accident year loss ratio increased primarily due to changes in the business mix and the impact of rate and loss trends.

Refer ‘Prior Year Reserve Development’ for further details.

Acquisition Cost Ratio: The increase in the acquisition cost ratio in the three months ended March 31, 2016 to 25.7%, compared to 23.5% in the three months ended March 31, 2015, was due to adjustments related to loss-sensitive features in reinsurance contracts, primarily due to prior year reserve releases, higher acquisition costs paid in certain lines of business and changes in the business mix.

General and Administrative Expense Ratio: The general and administrative expense ratio in the three months ended March 31, 2016 was 8.2% compared to 8.6% in the three months ended March 31, 2015, with the decrease driven by lower personnel expenses due to a reduction in headcount and an increase in net premiums earned.

OTHER EXPENSES (REVENUES), NET

The following table provides a breakdown of our other expenses (revenues), net:

	Three months ended March 31,
	2016	% Change	2015

Corporate expenses	$26,312	(27%)	$36,172
Foreign exchange losses (gains)	616	nm	(63,220)
Interest expense and financing costs	12,833	5%	12,257
Income tax benefit	(6,540)	nm	(690)
Total	$33,221	nm	$(15,481)

nm – not meaningful

Corporate Expenses: Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 2.9% for the three months ended March 31, 2016, compared to 4.0% in the same period of 2015. The decrease reflects non-recurring expenses incurred in the first quarter of 2015, including expenses related to the proposed amalgamation with PartnerRe and certain lease cancellation costs.

Foreign Exchange Losses (Gains): Some of our business is written in currencies other than the U.S. Dollar. The foreign exchange losses (gains) for the periods presented were largely driven by the re-measurement of our net insurance related liabilities. The modest foreign exchange loss for the three months ended March 31, 2016 was primarily driven by the appreciation of various currencies against the U.S dollar, partially offset by the depreciation of the sterling against the U.S dollar. The foreign exchange gains for the three months ended March 31, 2015, were primarily driven by depreciation of the euro and sterling against the U.S. Dollar.

Income Tax Benefit: Income tax (expense) benefit primarily results from income (loss) generated by our foreign operations in the United States and Europe. Our effective tax rate, which is calculated as income tax expense (benefit) divided by net income before tax, was (15.6)% in the three months ended March 31, 2016, compared to (0.4)% in the three months ended March 31, 2015. This effective rate can vary between periods depending on the distribution of net income amongst tax jurisdictions, as well as other factors. We generated consolidated pre-tax net income in both the three months ended March 31, 2016 and March 31, 2015; however, in 2016 realized investment losses in the United States and the reduction of a valuation allowance on European foreign tax credit carry forwards resulted in the recognition of an income tax benefit, while in 2015 underwriting losses borne by our operations in the United States were the primary drivers of an income tax benefit.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS (LOSSES)

Net Investment Income

The following table provides a breakdown of income earned from our cash and investment portfolio by major asset class:

	Three months ended March 31,
	2016	% Change	2015

Fixed maturities	$75,975	15%	$66,088
Other investments	(26,878)	nm	30,935
Equity securities	5,145	207%	1,676
Mortgage loans	1,684	nm	13
Cash and cash equivalents	1,434	30%	1,099
Short-term investments	206	199%	69
Gross investment income	57,566	(42%)	99,880
Investment expense	(8,402)	8%	(7,773)
Net investment income	$49,164	(47%)	$92,107

Pre-tax yield:(1)
Fixed maturities	2.6%		2.2%

nm - not meaningful

(1)	Pre-tax yield is annualized and calculated as net investment income divided by the average month-end amortized cost balances for the periods indicated.

Fixed Maturities

The increase in year-to-date investment income from fixed maturities was due to an emphasis on longer duration assets and an improvement in CPI adjustments following the reduction in exposure to treasury inflation-protected securities.

Other Investments

The following table provides a breakdown of total net investment income from other investments:

	Three months ended March 31,
	2016	2015

Hedge, direct lending, private equity and real estate funds	$(27,897)	$24,848
CLO - Equities	1,019	6,087
Total net investment income from other investments	$(26,878)	$30,935

Pre-tax return on other investments(1)	(3.2%)	3.3%

(1)
The pre-tax return on other investments is non-annualized and calculated by dividing total net investment income from other investments by the average month-end fair value balances held for the periods indicated.

The decrease in the total net investment income from other investments compared to the same period of 2015 was primarily due to a decrease in income from hedge funds. Income from hedge funds was impacted by the volatility of the global equity markets, with two hedge funds in particular reporting very poor performance.

The decrease in income from CLO - Equities in the quarter reflected lower underlying loan valuations.

Net Realized Investment Gains (Losses)

The following table provides a breakdown of net realized investment gains (losses):

	Three months ended March 31,
	2016	2015

On sale of investments:
Fixed maturities and short-term investments	$(43,013)	$(27,430)
Equity securities	(11,246)	(86)
	(54,259)	(27,516)
OTTI charges recognized in earnings	(9,729)	(17,568)
Change in fair value of investment derivatives	(2,520)	2,531
Net realized investment losses	$(66,508)	$(42,553)

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

OTTI charges

For the three months ended March 31, 2016, OTTI charges were driven by impairments on high yield corporate debt securities which are exposed to the energy sector and by exchange-traded funds (ETFs) which are unlikely to recover in the near term.

Change in fair value of investment derivatives

From time to time, we may economically hedge the foreign exchange exposure of non-U.S. denominated securities by entering into foreign exchange forward contracts. During the current quarter, our foreign exchange hedges resulted in $3 million of net losses which related primarily to securities denominated in the Australian dollar and Euro.

Total Return

The following table provides a breakdown of the total return on cash and investments for the period indicated:

	Three months ended March 31,
	2016	2015

Net investment income	$49,164	$92,107
Net realized investments losses	(66,508)	(42,553)
Change in net unrealized gains/losses	212,824	50,161
Total	$195,480	$99,715

Average cash and investments(1)	$14,505,886	$14,952,713

Total return on average cash and investments, pre-tax:
Inclusive of investment related foreign exchange movements	1.3%	0.7%
Exclusive of investment related foreign exchange movements	1.3%	1.2%

(1)	The average cash and investments balance is calculated by taking the average of the month-end fair value balances held for the periods indicated.

CASH AND INVESTMENTS

The table below provides a breakdown of our cash and investments:

	March 31, 2016		December 31, 2015
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value

Fixed maturities	$11,812,782	$11,838,068	$11,897,639	$11,719,749
Equities	605,291	637,325	575,776	597,998
Mortgage loans	267,589	267,589	206,277	206,277
Other investments	708,475	859,639	609,619	816,756
Short-term investments	29,540	29,540	34,406	34,406
Total investments	$13,423,677	$13,632,161	$13,323,717	$13,375,186

Cash and cash equivalents(1)	$952,311	$952,311	$1,174,751	$1,174,751

(1)	Includes restricted cash and cash equivalents of $175 million and $187 million at March 31, 2016 and at December 31, 2015, respectively.

The cost of our total investments increased by $100m from December 31, 2015, due to the timing and settlement of trade activity. The $257m increase in the fair value of our total investments was driven by the downward shift in sovereign yield curves and the tightening of credit spreads on both investment grade and high-yield corporate debt.

The following provides a further analysis on our investment portfolio by asset classes:

Fixed Maturities

The following provides a breakdown of our investment in fixed maturities:

	March 31, 2016		December 31, 2015
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$1,570,180	13%	$1,651,949	14%
Non-U.S. government	720,723	6%	739,005	6%
Corporate debt	4,425,042	37%	4,362,769	37%
Agency RMBS	2,421,301	20%	2,249,236	19%
CMBS	1,106,684	9%	1,083,298	9%
Non-Agency RMBS	95,022	1%	101,008	1%
ABS	1,343,150	11%	1,371,270	12%
Municipals(1)	155,966	3%	161,214	2%
Total	$11,838,068	100%	$11,719,749	100%

Credit ratings:
U.S. government and agency	$1,570,180	13%	$1,651,949	14%
AAA(2)	4,492,488	38%	4,266,673	36%
AA	1,341,394	11%	1,273,941	11%
A	1,988,274	17%	2,065,192	18%
BBB	1,381,312	12%	1,442,938	12%
Below BBB(3)	1,064,420	9%	1,019,056	9%
Total	$11,838,068	100%	$11,719,749	100%

(1)	Includes bonds issued by states, municipalities, and political subdivisions.

(2)	Includes U.S. government-sponsored agency RMBS and CMBS.

(3)	Non-investment grade and non-rated securities.

At March 31, 2016, our fixed maturities had a weighted average credit rating of AA- (2015: AA-) and an average duration of 3.1 years (2015: 3.3 years). When incorporating short-term investments and cash and cash equivalents into the calculation (bringing the total to $12.8 billion), the average credit rating would be AA- (2015: AA-) and duration would be 2.9 years (2015: 3.0 years).

During the quarter, net unrealized gains (losses) on fixed maturities moved from a net unrealized loss of $178 million at December 31, 2015 to a net unrealized gain of $25 million at March 31, 2016.

Equities

During the quarter, net unrealized gains on equities increased from $22 million at December 31, 2015 to $32 million at March 31, 2016. The increase was due to an improvement in valuations reflective of performance of the global equity markets.

Mortgage Loans

During the year, we increased our investment in commercial mortgage loans to $268 million. The commercial mortgage loans are high quality and collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type to reduce the risk of concentration.

Other Investments

The composition of our other investments portfolio is summarized as follows:

	March 31, 2016		December 31, 2015

Hedge funds
Long/short equity funds	$128,502	15%	$154,348	19%
Multi-strategy funds	312,211	36%	355,073	43%
Event-driven funds	146,428	17%	147,287	18%
Leveraged bank loan funds	65	—%	65	—%
Total hedge funds	587,206	68%	656,773	80%

Direct lending funds	112,889	13%	90,120	11%
Private equity funds	93,783	11%	—	—%
Real estate funds	5,390	1%	4,929	1%
Total hedge, direct lending and real estate funds	799,268	93%	751,822	92%

CLO - Equities	60,371	7%	64,934	8%
Total other investments	$859,639	100%	$816,756	100%

The $70 million decrease in the fair value of our total hedge funds in 2016 was driven by $41 million of net redemptions and $29 million of price depreciation.

We have made total commitments of $310 million to managers of direct lending funds. To date, $112 million of our total commitment has been called. We have made a total commitment of $60 million as a limited partner in a multi-strategy hedge fund, of which $48 million has been called to date. We have made a total commitment of $100 million to a real estate fund, of which $5 million has been called to date.

During 2016, we made a total commitment of $135 million to a private equity fund, of which $94 million has been called to date.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the ‘Liquidity and Capital Resources’ section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 for a general discussion of our liquidity and capital resources.

The following table summarizes our consolidated capital for the periods indicated:

	March 31, 2016	December 31, 2015

Senior notes	$992,091	$991,825

Preferred shares	625,000	627,843
Common equity	5,325,259	5,239,039
Shareholders’ equity	5,950,259	5,866,882
Total capital	$6,942,350	$6,858,707

Ratio of debt to total capital	14.3%	14.5%

Ratio of debt and preferred equity to total capital	23.3%	23.6%

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

Preferred Shares

On January 27, 2016 we redeemed the remaining 28,430 Series B preferred shares, for an aggregate liquidation preference of
$3 million.

Common Equity

During the three months ended March 31, 2016, our common equity increased by $86 million. The following table reconciles our opening and closing common equity positions:

Three months ended March 31,	2016

Common equity - opening	$5,239,039
Net income	48,386
Shares repurchased for treasury	(196,011)
Change in unrealized appreciation on available for sale investments, net of tax	197,915
Settlement of accelerated share repurchase	60,000
Common share dividends	(33,838)
Preferred share dividends	(9,969)
Share-based compensation expense recognized in equity	8,373
Foreign currency translation adjustment	8,196
Shares issued	1,783
Cost of treasury shares reissued	1,385
Common equity - closing	$5,325,259

During the three months ended March 31, 2016, we repurchased 3.9 million common shares, including 2.5 million of common shares repurchased for a total of $136 million (including $125 million pursuant to our Board-authorized share repurchase program and $11 million relating to shares purchased in connection with the vesting of restricted stock awards granted under our 2007 Long-Term Equity Compensation Plan), and 1.4 million common shares acquired under the ASR which terminated on January 15, 2016. At April 28, 2016, the remaining authorization under the common share repurchase program approved by our Board of Directors was $625 million (refer to Part II, Item 2 'Unregistered Sales of Equity Securities and Use of Proceeds' for additional information).

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

As disclosed in our 2015 Annual Report on Form 10-K, we believe that the material items requiring such subjective and complex estimates are our:

•	reserves for losses and loss expenses;

•	reinsurance recoverable balances;

•	premiums;

•	fair value measurements for our financial assets and liabilities; and

•	assessments of other-than-temporary impairments.

We believe that the critical accounting estimates discussion in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, continues to describe the significant estimates and judgments included in the preparation of our Consolidated Financial Statements.

NEW ACCOUNTING STANDARDS

Refer to Item 1, Note 1 'Basis of Presentation and Accounting policies' to the Consolidated Financial Statements and Item 8, Note 2 'Significant Accounting Policies' to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015, for a discussion of recently issued accounting pronouncements that we have not yet adopted.

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At March 31, 2016, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

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

Operating income, diluted operating income per common share and operating ROACE can be reconciled to the nearest GAAP financial measures as follows:

	Three months ended March 31,
	2016	2015

Net income available to common shareholders	$38,417	$155,803
Net realized investment losses, net of tax(1)	61,810	41,994
Foreign exchange losses (gains), net of tax(2)	1,047	(61,726)
Operating income	$101,274	$136,071

Earnings per common share - diluted	$0.41	$1.54
Net realized investment losses, net of tax	0.65	0.42
Foreign exchange losses (gains), net of tax	0.01	(0.61)
Operating income per common share - diluted	$1.07	$1.35

Weighted average common shares and common share equivalents - diluted(3)	94,853	101,139

Average common shareholders’ equity	$5,282,149	$5,271,299

ROACE (annualized)	2.9%	11.8%

Operating ROACE (annualized)	7.7%	10.3%

(1)
Tax benefit of $4,698 and $559 for the three months ended March 31, 2016 and 2015, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.

(2)
Tax cost of $431 and $1,494 for the three months ended March 31, 2016 and 2015, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7A included in our 2015 Form 10-K. With the exception of the changes in exposure to foreign currency risk presented below, there have been no material changes to this item since December 31, 2015.

Foreign Currency Risk
The table below provides a sensitivity analysis of our total net foreign currency exposures.

	AUD	NZD	CAD	EUR	GBP	JPY	Other	Total

At March 31, 2016
Net managed assets (liabilities), excluding derivatives	$(2,816)	$(26,253)	$78,332	$(94,687)	$44,190	$1,542	$102,888	$103,196
Foreign currency derivatives, net	1,918	24,900	(82,267)	311,824	97,884	(5,778)	18,419	366,900
Net managed foreign currency exposure	(898)	(1,353)	(3,935)	217,137	142,074	(4,236)	121,307	470,096
Other net foreign currency exposure	1,991	—	—	21,125	11,460	—	67,126	101,702
Total net foreign currency exposure	$1,093	$(1,353)	$(3,935)	$238,262	$153,534	$(4,236)	$188,433	$571,798
Net foreign currency exposure as a percentage of total shareholders’ equity	—%	—%	(0.1%)	4.0%	2.6%	(0.1%)	3.2%	9.6%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$109	$(135)	$(394)	$23,826	$15,353	$(424)	$18,843	$57,178

(1)	Assumes 10% change in underlying currencies relative to the U.S. dollar.

Total Net Foreign Currency Exposure

At March 31, 2016, our total net foreign currency exposure was $572 million net long, driven by increases in our exposures to the euro, Sterling and other non-core currencies primarily due to new business written during the first quarter of 2016 as part of the January 2016 renewal season.

ITEM 4.     CONTROLS AND PROCEDURES

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2016. Based upon that evaluation, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the number of shares we repurchased during the three months ended March 31, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES

Common Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Announced Plans or Programs(2)

January 1-31, 2016 (3)	1,616	$45.60	1,616	$736.3	million
February 1-29, 2016	1,861	$53.00	1,732	$644.5	million
March 1-31, 2016	433	$54.69	357	$625.0	million
Total	3,910		3,705	$625.0	million

(1)
From time to time, we purchase shares in connection with the vesting of restricted stock awards granted to our employees under our 2007 Long-Term Equity Compensation Plan. The purchase of these shares is separately authorized and is not part of our Board-authorized share repurchase program, described below.

(2)
On December 7, 2015, our Board of Directors authorized a share repurchase plan to repurchase up to $750 million of our common shares through to December 31, 2016. The share repurchase authorization which became effective on December 31, 2015, replaced the previous plan which had $444.0 million available through the end of 2016. Share repurchases may be effected from time to time in open market or privately negotiated transactions, depending on market conditions.

(3)	Includes 1,358,380 shares acquired under the accelerated share repurchase program. Refer Item 1, Note 9 to our Consolidated Financial Statements for additional details.

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
†101
The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015; (iv) Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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
Dated: April 28, 2016

AXIS CAPITAL HOLDINGS LIMITED
By:	/S/ ALBERT BENCHIMOL
Albert Benchimol
President and Chief Executive Officer

/S/ JOSEPH HENRY
Joseph Henry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)