Form 10-Q
period 2016-06-30
AXIS CAPITAL HOLDINGS LTD
filed 2016-07-27
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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
As of July 19, 2016, there were 90,673,330 Common Shares, $0.0125 par value per share, of the registrant outstanding.

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
These statements involve risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:

•	the occurrence and magnitude of natural and man-made disasters,

•	actual claims exceeding our loss reserves,

•	general economic, capital and credit market conditions,

•	the failure of any of the loss limitation methods we employ,

•	the effects of emerging claims, coverage and regulatory issues, including uncertainty related to coverage definitions, limits, terms and conditions,

•	the failure of our cedants to adequately evaluate risks,

•	inability to obtain additional capital on favorable terms, or at all,

•	the loss of one or more key executives,

•	a decline in our ratings with rating agencies,

•	loss of business provided to us by our major brokers,

•	changes in accounting policies or practices,

•	the use of industry catastrophe models and changes to these models,

•	changes in governmental regulations,

•	increased competition,

•	changes in the political environment of certain countries in which we operate or underwrite business including the United Kingdom’s possible withdrawal from the European Union

•	fluctuations in interest rates, credit spreads, equity prices and/or currency values,

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

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

	2016	2015
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2016: $11,475,293; 2015: $11,897,639)	$11,563,216	$11,719,749
Equity securities, available for sale, at fair value (Cost 2016: $601,320; 2015: $575,776)	626,371	597,998
Mortgage loans, held for investment, at amortized cost and fair value	327,315	206,277
Other investments, at fair value	865,406	816,756
Equity method investments	113,729	—
Short-term investments, at amortized cost and fair value	41,086	34,406
Total investments	13,537,123	13,375,186
Cash and cash equivalents	792,945	988,133
Restricted cash and cash equivalents	200,527	186,618
Accrued interest receivable	71,770	73,729
Insurance and reinsurance premium balances receivable	2,885,606	1,967,535
Reinsurance recoverable on unpaid and paid losses	2,270,776	2,096,104
Deferred acquisition costs	624,638	471,782
Prepaid reinsurance premiums	498,299	396,201
Receivable for investments sold	3,569	26,478
Goodwill and intangible assets	85,954	86,858
Other assets	278,233	313,267
Total assets	$21,249,440	$19,981,891

Liabilities
Reserve for losses and loss expenses	$9,782,304	$9,646,285
Unearned premiums	3,708,603	2,760,889
Insurance and reinsurance balances payable	416,017	356,417
Senior notes	992,361	991,825
Payable for investments purchased	144,040	9,356
Other liabilities	241,932	350,237
Total liabilities	15,285,257	14,115,009

Shareholders’ equity
Preferred shares	625,000	627,843
Common shares (2016: 176,575; 2015: 176,240 shares issued and 2016: 90,654; 2015: 96,066 shares outstanding)	2,206	2,202
Additional paid-in capital	2,302,557	2,241,388
Accumulated other comprehensive income (loss)	63,089	(188,465)
Retained earnings	6,285,803	6,194,353
Treasury shares, at cost (2016: 85,921; 2015: 80,174 shares)	(3,314,472)	(3,010,439)
Total shareholders’ equity	5,964,183	5,866,882

Total liabilities and shareholders’ equity	$21,249,440	$19,981,891

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	Three months ended		Six months ended
	2016	2015	2016	2015
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$946,990	$941,211	$1,849,331	$1,845,264
Net investment income	91,730	88,544	140,896	180,651
Other insurance related income (loss)	(892)	3,486	(1,094)	11,162
Net realized investment gains (losses):
Other-than-temporary impairment ("OTTI") losses	(6,369)	(12,893)	(16,099)	(30,461)
Other realized investment gains (losses)	27,379	1,783	(29,401)	(23,201)
Total net realized investment gains (losses)	21,010	(11,110)	(45,500)	(53,662)
Total revenues	1,058,838	1,022,131	1,943,633	1,983,415

Expenses
Net losses and loss expenses	632,294	580,153	1,131,256	1,092,481
Acquisition costs	189,125	183,263	369,761	354,805
General and administrative expenses	146,746	148,482	296,648	311,723
Foreign exchange losses (gains)	(56,602)	22,108	(55,986)	(41,112)
Interest expense and financing costs	12,914	12,939	25,747	25,196
Total expenses	924,477	946,945	1,767,426	1,743,093

Income before income taxes	134,361	75,186	176,207	240,322
Income tax expense (benefit)	4,901	1,815	(1,639)	1,125
Net income	129,460	73,371	177,846	239,197
Preferred share dividends	9,969	10,022	19,938	20,044
Net income available to common shareholders	$119,491	$63,349	$157,908	$219,153

Per share data
Net income per common share:
Basic net income	$1.30	$0.63	$1.70	$2.19
Diluted net income	$1.29	$0.63	$1.69	$2.17
Weighted average number of common shares outstanding - basic	91,926	100,274	92,980	100,093
Weighted average number of common shares outstanding - diluted	92,558	101,160	93,705	101,151
Cash dividends declared per common share	$0.35	$0.29	$0.70	$0.58

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	Three months ended		Six months ended
	2016	2015	2016	2015
	(in thousands)
Net income	$129,460	$73,371	$177,846	$239,197
Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized investment gains (losses) arising during the period	63,685	(72,041)	202,319	(77,228)
Adjustment for reclassification of net realized investment gains (losses) and OTTI losses recognized in net income	(14,019)	8,857	45,263	53,960
Unrealized investment gains (losses) arising during the period, net of reclassification adjustment	49,666	(63,184)	247,582	(23,268)
Foreign currency translation adjustment	(4,224)	2,188	3,972	(9,225)
Total other comprehensive income (loss), net of tax	45,442	(60,996)	251,554	(32,493)
Comprehensive income	$174,902	$12,375	$429,400	$206,704

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	2016	2015
	(in thousands)
Preferred shares
Balance at beginning of period	$627,843	$627,843
Shares repurchased	(2,843)	—
Balance at end of period	625,000	627,843

Common shares (par value)
Balance at beginning of period	2,202	2,191
Shares issued	4	10
Balance at end of period	2,206	2,201

Additional paid-in capital
Balance at beginning of period	2,241,388	2,285,016
Shares issued - common shares	(4)	2,605
Cost of treasury shares reissued	(17,631)	(17,451)
Settlement of accelerated share repurchase	60,000	—
Stock options exercised	—	560
Share-based compensation expense	18,804	15,042
Balance at end of period	2,302,557	2,285,772

Accumulated other comprehensive income (loss)
Balance at beginning of period	(188,465)	(45,574)
Unrealized gains (losses) on available for sale investments, net of tax:
Balance at beginning of period	(149,585)	(28,192)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	247,582	(23,268)
Non-credit portion of OTTI losses	—	—
Balance at end of period	97,997	(51,460)
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	(38,880)	(17,382)
Foreign currency translation adjustments	3,972	(9,225)
Balance at end of period	(34,908)	(26,607)
Balance at end of period	63,089	(78,067)

Retained earnings
Balance at beginning of period	6,194,353	5,715,504
Net income	177,846	239,197
Preferred share dividends	(19,938)	(20,044)
Common share dividends	(66,458)	(59,510)
Balance at end of period	6,285,803	5,875,147

Treasury shares, at cost
Balance at beginning of period	(3,010,439)	(2,763,859)
Shares repurchased for treasury	(323,050)	(17,930)
Cost of treasury shares reissued	19,017	17,451
Balance at end of period	(3,314,472)	(2,764,338)

Total shareholders’ equity	$5,964,183	$5,948,558

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income	$177,846	$239,197
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses	45,500	53,662
Net realized and unrealized gains (losses) on other investments	14,406	(45,037)
Amortization of fixed maturities	35,186	54,356
Other amortization and depreciation	11,255	10,265
Share-based compensation expense, net of cash payments	16,617	14,463
Changes in:
Accrued interest receivable	2,262	5,071
Reinsurance recoverable balances	(103,215)	(140,911)
Deferred acquisition costs	(152,777)	(128,010)
Prepaid reinsurance premiums	(100,699)	(34,247)
Reserve for loss and loss expenses	128,661	147,463
Unearned premiums	937,950	589,438
Insurance and reinsurance balances, net	(859,502)	(561,146)
Other items	(90,954)	(88,952)
Net cash provided by operating activities	62,536	115,612

Cash flows from investing activities:
Purchases of:
Fixed maturities	(4,687,409)	(5,454,612)
Equity securities	(215,324)	(96,170)
Mortgage loans	(120,923)	(79,606)
Other investments	(173,127)	(54,482)
Equity method investments	(103,548)	—
Short-term investments	(27,800)	(30,745)
Proceeds from the sale of:
Fixed maturities	4,559,910	4,660,534
Equity securities	210,810	2,115
Other investments	110,077	211,883
Short-term investments	18,291	100,461
Proceeds from redemption of fixed maturities	558,715	782,367
Proceeds from redemption of short-term investments	2,539	6,987
Purchase of other assets	(13,313)	(12,093)
Change in restricted cash and cash equivalents	(13,909)	25,552
Net cash provided by investing activities	104,989	62,191

Cash flows from financing activities:
Repurchase of common shares	(263,050)	(25,951)
Dividends paid - common shares	(69,347)	(59,170)
Dividends paid - preferred shares	(19,971)	(20,044)
Proceeds from issuance of common shares	8	3,175
Repurchase of preferred shares	(2,843)	—
Net cash used in financing activities	(355,203)	(101,990)

Effect of exchange rate changes on foreign currency cash and cash equivalents	(7,510)	(8,248)
Increase (decrease) in cash and cash equivalents	(195,188)	67,565
Cash and cash equivalents - beginning of period	988,133	921,830
Cash and cash equivalents - end of period	$792,945	$989,395

Supplemental disclosures of cash flow information: Total consideration paid for reinsurance purchased was $170 million, of which $92 million was settled in cash.  The remainder was settled by transfer of securities and was treated as a non cash activity on the Consolidated Statement of Cash Flows.

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

The consolidated balance sheet at June 30, 2016 and the consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for the periods ended June 30, 2016 and 2015 have not been audited. The balance sheet at December 31, 2015 is derived from our audited financial statements.

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

The following information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015. Tabular dollar and share amounts are in thousands, except per share amounts. All amounts are reported in U.S. dollars. To facilitate comparison of information across periods, certain reclassifications have been made to prior year amounts to conform to the current year's presentation. These reclassifications did not impact our results of operations, financial condition or liquidity.

Significant Accounting Policies

There were no notable changes in our significant accounting policies subsequent to our Annual Report on Form 10-K for the year ended December 31, 2015, with the exception of the addition of accounting policies for equity method investments and retroactive accounting noted below.

Equity Method Investments

Investments in which the Company has significant influence over the operating and financial policies of the investee are classified as equity method investments and are accounted for using the equity method of accounting. In applying the equity method of accounting, investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of net income or loss of the investee. Adjustments are based on the most recently available financial information from the investee.

Retroactive Reinsurance

Retroactive reinsurance reimburses a ceding company for liabilities incurred as a result of past insurable events covered under contracts subject to the reinsurance. In certain instances, reinsurance contracts cover losses both on a prospective basis and on a retroactive basis and where practical the Company bifurcates the prospective and retrospective elements of these reinsurance contracts and accounts for each element separately. Initial gains in connection with retroactive reinsurance contracts are deferred and amortized into income over the settlement period while losses are recognized immediately. When changes in the estimated amount recoverable from the reinsurer or in the timing of receipts related to that amount occur, a cumulative amortization adjustment is recognized in earnings in the period of the change so that the deferred gain reflects the balance that would have existed had the revised estimate been available at the inception of the reinsurance transaction.

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

issued by the Financial Accounting Standards Board (the "FASB"). This guidance requires that compensation costs be recognized in the period in which it becomes probable that the performance target will be achieved and to represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This guidance was issued to clarify treatment where there was a divergence in accounting practice and its adoption did not impact our results of operations, financial condition or liquidity.

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

Credit Losses

In June 2016, the FASB issued a new credit loss standard that changes the impairment model for most financial assets and certain other instruments. The guidance will replace the current "incurred loss" approach with a more forward looking "expected loss" model for instruments measured at amortized cost and will require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount. This guidance is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on our results of operations, financial condition and liquidity.

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

The following tables summarize the underwriting results of our reportable segments, as well as the carrying values of allocated goodwill and intangible assets:

	2016			2015
Three months ended and at June 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$784,017	$536,417	$1,320,434	$761,126	$427,287	$1,188,413
Net premiums written	526,764	480,586	1,007,350	534,263	412,281	946,544
Net premiums earned	439,279	507,711	946,990	452,322	488,889	941,211
Other insurance related income (loss)	(234)	(658)	(892)	269	3,217	3,486
Net losses and loss expenses	(306,141)	(326,153)	(632,294)	(297,534)	(282,619)	(580,153)
Acquisition costs	(61,829)	(127,296)	(189,125)	(66,920)	(116,343)	(183,263)
General and administrative expenses	(82,487)	(32,332)	(114,819)	(88,420)	(36,013)	(124,433)
Underwriting income (loss)	$(11,412)	$21,272	9,860	$(283)	$57,131	56,848

Corporate expenses			(31,927)			(24,049)
Net investment income			91,730			88,544
Net realized investment gains (losses)			21,010			(11,110)
Foreign exchange (losses) gains			56,602			(22,108)
Interest expense and financing costs			(12,914)			(12,939)
Income before income taxes			$134,361			$75,186

Net loss and loss expense ratio	69.7%	64.2%	66.8%	65.8%	57.8%	61.6%
Acquisition cost ratio	14.1%	25.1%	20.0%	14.8%	23.8%	19.5%
General and administrative expense ratio	18.7%	6.4%	15.4%	19.5%	7.4%	15.8%
Combined ratio	102.5%	95.7%	102.2%	100.1%	89.0%	96.9%

Goodwill and intangible assets	$85,954	$—	$85,954	$101,053	$—	$101,053

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	SEGMENT INFORMATION (CONTINUED)

	2016			2015
Six months ended and at June 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$1,437,365	$1,842,230	$3,279,595	$1,363,850	$1,503,495	$2,867,345
Net premiums written	999,926	1,693,230	2,693,156	971,004	1,431,086	2,402,090
Net premiums earned	877,958	971,373	1,849,331	899,789	945,475	1,845,264
Other insurance related income (loss)	(96)	(998)	(1,094)	269	10,893	11,162
Net losses and loss expenses	(580,546)	(550,710)	(1,131,256)	(583,307)	(509,174)	(1,092,481)
Acquisition costs	(123,227)	(246,534)	(369,761)	(131,375)	(223,430)	(354,805)
General and administrative expenses	(168,064)	(70,345)	(238,409)	(176,109)	(75,393)	(251,502)
Underwriting income	$6,025	$102,786	108,811	$9,267	$148,371	157,638

Corporate expenses			(58,239)			(60,221)
Net investment income			140,896			180,651
Net realized investment losses			(45,500)			(53,662)
Foreign exchange gains			55,986			41,112
Interest expense and financing costs			(25,747)			(25,196)
Income before income taxes			$176,207			$240,322

Net loss and loss expense ratio	66.1%	56.7%	61.2%	64.8%	53.9%	59.2%
Acquisition cost ratio	14.0%	25.4%	20.0%	14.6%	23.6%	19.2%
General and administrative expense ratio	19.2%	7.2%	16.0%	19.6%	8.0%	16.9%
Combined ratio	99.3%	89.3%	97.2%	99.0%	85.5%	95.3%

Goodwill and intangible assets	$85,954	$—	$85,954	$101,053	$—	$101,053

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS

a)     Fixed Maturities and Equities

The amortized cost or cost and fair values of our fixed maturities and equities were as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit OTTI in AOCI(5)

At June 30, 2016
Fixed maturities
U.S. government and agency	$1,484,802	$32,471	$(1,895)	$1,515,378	$—
Non-U.S. government	691,649	5,178	(54,012)	642,815	—
Corporate debt	4,366,370	83,692	(47,771)	4,402,291	—
Agency RMBS(1)	2,328,647	55,587	(652)	2,383,582	—
CMBS(2)	1,060,897	22,727	(2,589)	1,081,035	—
Non-Agency RMBS	85,450	1,594	(1,686)	85,358	(831)
ABS(3)	1,307,495	2,590	(12,195)	1,297,890	—
Municipals(4)	149,983	5,371	(487)	154,867	—
Total fixed maturities	$11,475,293	$209,210	$(121,287)	$11,563,216	$(831)

Equity securities
Common stocks	$379	$26	$(318)	$87
Exchange-traded funds	467,032	28,412	(4,125)	491,319
Bond mutual funds	133,909	1,056	—	134,965
Total equity securities	$601,320	$29,494	$(4,443)	$626,371

At December 31, 2015
Fixed maturities
U.S. government and agency	$1,673,617	$1,545	$(23,213)	$1,651,949	$—
Non-U.S. government	809,025	2,312	(72,332)	739,005	—
Corporate debt	4,442,315	16,740	(96,286)	4,362,769	—
Agency RMBS(1)	2,236,138	22,773	(9,675)	2,249,236	—
CMBS(2)	1,088,595	3,885	(9,182)	1,083,298	—
Non-Agency RMBS	99,989	1,992	(973)	101,008	(875)
ABS(3)	1,387,919	952	(17,601)	1,371,270	—
Municipals(4)	160,041	2,319	(1,146)	161,214	—
Total fixed maturities	$11,897,639	$52,518	$(230,408)	$11,719,749	$(875)

Equity securities
Common stocks	$—	$—	$—	$—
Exchange-traded funds	447,524	31,211	(4,762)	473,973
Bond mutual funds	128,252	—	(4,227)	124,025
Total equity securities	$575,776	$31,211	$(8,989)	$597,998

(1)	Residential mortgage-backed securities (RMBS) originated by U.S. agencies.

(2)	Commercial mortgage-backed securities (CMBS).

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

In the normal course of investing activities, we actively manage allocations to non-controlling tranches of structured securities (variable interests) issued by VIEs. These structured securities include RMBS, CMBS and ABS and are included in the above table. Additionally, within our other investments portfolio, we also invest in limited partnerships (hedge funds, direct lending funds, real estate funds and private equity funds) and CLO equity tranched securities, which are all variable interests issued by VIEs (see Note 3(c)). For these variable interests, we do not have the power to direct the activities that are most significant to the economic performance of the VIEs and accordingly we are not the primary beneficiary for any of these VIEs. Our maximum exposure to loss on these interests is limited to the amount of our investment. We have not provided financial or other support with respect to these structured securities other than our original investment.

Contractual Maturities

The contractual maturities of fixed maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value	% of Total Fair Value

At June 30, 2016
Maturity
Due in one year or less	$328,830	$320,923	2.9%
Due after one year through five years	3,778,226	3,773,989	32.6%
Due after five years through ten years	2,260,438	2,286,068	19.8%
Due after ten years	325,310	334,371	2.9%
	6,692,804	6,715,351	58.2%
Agency RMBS	2,328,647	2,383,582	20.6%
CMBS	1,060,897	1,081,035	9.3%
Non-Agency RMBS	85,450	85,358	0.7%
ABS	1,307,495	1,297,890	11.2%
Total	$11,475,293	$11,563,216	100.0%

At December 31, 2015
Maturity
Due in one year or less	$291,368	$289,571	2.5%
Due after one year through five years	4,217,515	4,142,802	35.3%
Due after five years through ten years	2,263,684	2,181,525	18.6%
Due after ten years	312,431	301,039	2.6%
	7,084,998	6,914,937	59.0%
Agency RMBS	2,236,138	2,249,236	19.2%
CMBS	1,088,595	1,083,298	9.2%
Non-Agency RMBS	99,989	101,008	0.9%
ABS	1,387,919	1,371,270	11.7%
Total	$11,897,639	$11,719,749	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

 Gross Unrealized Losses

The following table summarizes fixed maturities and equities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

At June 30, 2016
Fixed maturities
U.S. government and agency	$66,551	$(1,864)	$80,664	$(31)	$147,215	$(1,895)
Non-U.S. government	127,388	(36,001)	271,036	(18,011)	398,424	(54,012)
Corporate debt	342,184	(28,316)	673,041	(19,455)	1,015,225	(47,771)
Agency RMBS	74,590	(449)	54,383	(203)	128,973	(652)
CMBS	113,021	(1,573)	230,571	(1,016)	343,592	(2,589)
Non-Agency RMBS	10,366	(331)	11,773	(1,355)	22,139	(1,686)
ABS	765,201	(10,568)	215,552	(1,627)	980,753	(12,195)
Municipals	14,954	(479)	2,402	(8)	17,356	(487)
Total fixed maturities	$1,514,255	$(79,581)	$1,539,422	$(41,706)	$3,053,677	$(121,287)

Equity securities
Common stocks	$—	$—	$61	$(318)	$61	$(318)
Exchange-traded funds	5,337	(327)	86,292	(3,798)	91,629	(4,125)
Bond mutual funds	—	—	—	—	—	—
Total equity securities	$5,337	$(327)	$86,353	$(4,116)	$91,690	$(4,443)

At December 31, 2015
Fixed maturities
U.S. government and agency	$84,179	$(7,622)	$1,474,202	$(15,591)	$1,558,381	$(23,213)
Non-U.S. government	170,269	(50,841)	317,693	(21,491)	487,962	(72,332)
Corporate debt	340,831	(33,441)	2,845,375	(62,845)	3,186,206	(96,286)
Agency RMBS	64,792	(1,609)	1,073,566	(8,066)	1,138,358	(9,675)
CMBS	75,627	(1,579)	659,480	(7,603)	735,107	(9,182)
Non-Agency RMBS	5,283	(210)	43,199	(763)	48,482	(973)
ABS	562,599	(11,158)	667,448	(6,443)	1,230,047	(17,601)
Municipals	14,214	(310)	64,104	(836)	78,318	(1,146)
Total fixed maturities	$1,317,794	$(106,770)	$7,145,067	$(123,638)	$8,462,861	$(230,408)

Equity securities
Common stocks	$—	$—	$—	$—	$—	$—
Exchange-traded funds	2,331	(313)	110,972	(4,449)	113,303	(4,762)
Bond mutual funds	—	—	124,025	(4,227)	124,025	(4,227)
Total equity securities	$2,331	$(313)	$234,997	$(8,676)	$237,328	$(8,989)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

Fixed Maturities

At June 30, 2016, 1,115 fixed maturities (2015: 2,314) were in an unrealized loss position of $121 million (2015: $230 million), of which $21 million (2015: $39 million) was related to securities below investment grade or not rated.

At June 30, 2016, 429 (2015: 383) securities had been in a continuous unrealized loss position for 12 months or greater and had a fair value of $1,514 million (2015: $1,318 million). Following our credit impairment review, we concluded that these securities as well as the remaining securities in an unrealized loss position in the above table were temporarily impaired at June 30, 2016, and were expected to recover in value as the securities approach maturity. Further, at June 30, 2016, we did not intend to sell these securities in an unrealized loss position and it is more likely than not that we will not be required to sell these securities before the anticipated recovery of their amortized costs.

Equity Securities

At June 30, 2016, 29 securities (2015: 35) were in an unrealized loss position of $4 million (2015: $9 million).

At June 30, 2016, 11 securities (2015: 1) were in a continuous unrealized loss position for 12 months or greater. Based on our impairment review process and our ability and intent to hold these securities for a reasonable period of time sufficient for a full recovery, we concluded that the above equities in an unrealized loss position were temporarily impaired at June 30, 2016.

b) Mortgage Loans

The following table provides a breakdown of our mortgage loans held-for-investment:

	June 30, 2016		December 31, 2015
	Carrying Value	% of Total	Carrying Value	% of Total

Mortgage Loans held-for-investment:
Commercial	$327,315	100%	$206,277	100%
	327,315	100%	206,277	100%
Valuation allowances	—	—%	—	—%
Total Mortgage Loans held-for-investment	$327,315	100%	$206,277	100%

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

We have a high quality mortgage portfolio with debt service coverage ratios in excess of 1.3x and loan-to-value ratios of less than 65%; there are no credit losses associated with the commercial mortgage loans that we hold at June 30, 2016.

There are no past due amounts at June 30, 2016.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

c) Other Investments

The following table provides a breakdown of our investments in hedge funds, direct lending funds, private equity funds, real estate funds, CLO Equities and other privately held investments, together with additional information relating to the liquidity of each category:

	Fair Value		Redemption Frequency (if currently eligible)	Redemption Notice Period

At June 30, 2016
Long/short equity funds	$126,579	15%	Quarterly, Semi-annually, Annually	45-60 days
Multi-strategy funds	314,687	36%	Quarterly, Semi-annually	60-95 days
Event-driven funds	90,902	11%	Quarterly, Annually	45-60 days
Leveraged bank loan funds	65	—%	n/a	n/a
Direct lending funds	120,962	14%	n/a	n/a
Private equity funds	93,722	11%	n/a	n/a
Real estate funds	10,851	1%	n/a	n/a
CLO - Equities	65,883	7%	n/a	n/a
Other privately held investments	41,755	5%	n/a	n/a
Total other investments	$865,406	100%

At December 31, 2015
Long/short equity funds	$154,348	19%	Quarterly, Semi-annually, Annually	45-60 days
Multi-strategy funds	355,073	43%	Quarterly, Semi-annually	60-95 days
Event-driven funds	147,287	18%	Quarterly, Annually	45-60 days
Leveraged bank loan funds	65	—%	n/a	n/a
Direct lending funds	90,120	11%	n/a	n/a
Private equity funds	—	—%	n/a	n/a
Real estate funds	4,929	1%	n/a	n/a
CLO - Equities	64,934	8%	n/a	n/a
Other privately held investments	—	—%	n/a	n/a
Total other investments	$816,756	100%

n/a - not applicable

The investment strategies for the above funds are as follows:

•	Long/short equity funds: Seek to achieve attractive returns primarily by executing an equity trading strategy involving both long and short investments in publicly-traded equities.

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

Two common redemption restrictions which may impact our ability to redeem our hedge funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund's net assets which may otherwise hinder the general partner or investment manager's ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During 2016 and 2015, neither of these restrictions impacted our redemption requests. At June 30, 2016, $82 million (2015: $66 million), representing 15% (2015: 10%) of our total hedge funds, relate to holdings where we are still within the lockup period. The expiration of these lockup periods range from September 2016 to March 2019.

At June 30, 2016, we have $192 million (2015: $222 million) of unfunded commitments within our other investments portfolio relating to our future investments in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from 5-10 years and the General Partners of certain funds have the option to extend the term by up to three years.
At June 30, 2016, we have $12 million (2015: $12 million) of unfunded commitments as a limited partner in a multi-strategy hedge fund. Once the full amount of committed capital has been called by the General Partner, the assets will not be fully returned until the completion of the fund's investment term which ends in March, 2019. The General Partner then has the option to extend the term by up to three years.
At June 30, 2016, we have $90 million (2015: $95 million) of unfunded commitments as a limited partner in a fund which invests in real estate and real estate securities and businesses. The fund is subject to a three year commitment period and a total fund life of eight years during which time we are not eligible to redeem our investment.

During 2016, we made a $135 million commitment as a limited partner in a private equity fund. At June 30, 2016, $41 million of our commitment remains unfunded and the current fair value of the funds called to date are included in the private equity funds line of the table above. The fund invests in underlying private equity funds and the life of the fund is subject to the dissolution of the underlying funds. We expect the overall holding period to be over ten years.

During 2015, we made a $50 million commitment as a limited partner of a bank revolver opportunity fund. The fund is subject to an investment term of seven years and the General Partners have the option to extend the term by up to two years. At June 30, 2016, this commitment remains unfunded. It is not anticipated that the full amount of this fund will be drawn.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

d) Equity Method Investments

During 2016, we paid $104 million including direct transaction costs to acquire 18% of the common equity of Harrington Reinsurance Holdings Limited ("Harrington"), the parent company of Harrington Re Ltd. ("Harrington Re"), an independent reinsurance company jointly sponsored by AXIS Capital and The Blackstone Group L.P. ("Blackstone"). Through long-term service agreements, AXIS Capital will serve as Harrington Re's reinsurance underwriting manager and Blackstone will serve as exclusive investment management service provider. As an investor, we expect to benefit from underwriting profit generated by Harrington Re and the income and capital appreciation Blackstone seeks to deliver through its investment management services. In addition, we have entered into an arrangement with Blackstone under which underwriting and investment related fees will be shared equally. Harrington is not a variable interest entity and given that we have significant influence we account for our ownership in Harrington under the equity method of accounting.

The Company also has investments in other equity method investments with a carrying value of $10 million.

e) Net Investment Income

Net investment income was derived from the following sources:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Fixed maturities	$77,621	$77,998	$153,596	$144,086
Other investments	14,401	14,102	(12,477)	45,037
Equity securities	3,065	2,674	8,210	4,350
Mortgage loans	1,807	281	3,492	294
Cash and cash equivalents	1,868	1,678	3,303	2,777
Short-term investments	165	125	371	194
Gross investment income	98,927	96,858	156,495	196,738
Investment expenses	(7,197)	(8,314)	(15,599)	(16,087)
Net investment income	$91,730	$88,544	$140,896	$180,651

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

f) Net Realized Investment Losses

The following table provides an analysis of net realized investment losses:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Gross realized gains
Fixed maturities and short-term investments	$25,458	$17,066	$41,622	$32,727
Equities	9,693	177	13,234	215
Gross realized gains	35,151	17,243	54,856	32,942
Gross realized losses
Fixed maturities and short-term investments	(9,617)	(13,474)	(68,794)	(56,565)
Equities	(559)	(270)	(15,347)	(394)
Gross realized losses	(10,176)	(13,744)	(84,141)	(56,959)
Net OTTI recognized in earnings	(6,369)	(12,893)	(16,099)	(30,461)
Change in fair value of investment derivatives(1)	2,404	(1,716)	(116)	816
Net realized investment gains (losses)	$21,010	$(11,110)	$(45,500)	$(53,662)

(1) Refer to Note 5 – Derivative Instruments

The following table summarizes the OTTI recognized in earnings by asset class:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Fixed maturities:
Non-U.S. government	$497	$—	$497	$1,422
Corporate debt	5,872	1,689	13,042	17,808
Non-Agency RMBS	—	—	—	4
ABS	—	18	—	41
	6,369	1,707	13,539	19,275
Equity Securities
Exchange-traded funds	—	—	2,560	—
Bond mutual funds	—	11,186	—	11,186
	—	11,186	2,560	11,186
Total OTTI recognized in earnings	$6,369	$12,893	$16,099	$30,461

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

The following table provides a roll forward of the credit losses, before income taxes, for which a portion of the OTTI was recognized in AOCI:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Balance at beginning of period	$1,506	$1,541	$1,506	$1,531
Credit impairments recognized on securities not previously impaired	—	—	—	—
Additional credit impairments recognized on securities previously impaired	7	23	7	33
Change in timing of future cash flows on securities previously impaired	—	—	—	—
Intent to sell of securities previously impaired	—	—	—	—
Securities sold/redeemed/matured	—	—	—	—
Balance at end of period	$1,513	$1,564	$1,513	$1,564

g) Reverse Repurchase Agreements

At June 30, 2016, we held no reverse repurchase agreements (2015: $30 million). These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents on our consolidated balance sheet. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, we receive principal and interest income. We monitor the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction.

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

At June 30, 2016, our investments in CLO - Equities were classified within Level 3 as we estimated the fair value for these securities using an income approach valuation technique (discounted cash flow model) due to the lack of observable and relevant trades in the secondary markets.

Other privately held securities comprise investments with our strategic (re)insurance partners. The investments can take the form of convertible preferred shares, convertible notes and notes payable. As all the investments in this category were made during the first 6 months of 2016, the cost of these investments is believed to approximate fair value at June 30, 2016. These securities are classified within Level 3.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The tables below present the financial instruments measured at fair value on a recurring basis for the periods indicated:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair value based on NAV practical expedient	Total Fair Value

At June 30, 2016
Assets
Fixed maturities
U.S. government and agency	$1,483,577	$31,801	$—	$—	$1,515,378
Non-U.S. government	—	642,815	—	—	642,815
Corporate debt	—	4,340,269	62,022	—	4,402,291
Agency RMBS	—	2,383,582	—	—	2,383,582
CMBS	—	1,070,825	10,210	—	1,081,035
Non-Agency RMBS	—	85,358	—	—	85,358
ABS	—	1,297,890	—	—	1,297,890
Municipals	—	154,867	—	—	154,867
	1,483,577	10,007,407	72,232	—	11,563,216
Equity securities
Common stocks	87	—	—	—	87
Exchange-traded funds	491,319	—	—	—	491,319
Bond mutual funds	—	134,965	—	—	134,965
	491,406	134,965	—	—	626,371
Other investments
Hedge funds	—	—	—	532,233	532,233
Direct lending funds	—	—	—	120,962	120,962
Private equity funds	—	—	—	93,722	93,722
Real estate funds	—	—	—	10,851	10,851
Other privately held investments	—	—	41,755	—	41,755
CLO - Equities	—	—	65,883	—	65,883
	—	—	107,638	757,768	865,406
Short-term investments	—	41,086	—	—	41,086
Other assets
Derivative instruments (see Note 5)	—	6,734	5	—	6,739
Insurance-linked securities	—	—	25,025	—	25,025
Total Assets	$1,974,983	$10,190,192	$204,900	$757,768	$13,127,843
Liabilities
Derivative instruments (see Note 5)	$—	$4,542	$1,978	$—	$6,520
Cash settled awards (see Note 7)	—	29,650	—	—	29,650
Total Liabilities	$—	$34,192	$1,978	$—	$36,170

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair value based on NAV practical expedient	Total Fair Value

At December 31, 2015
Assets
Fixed maturities
U.S. government and agency	$1,632,355	$19,594	$—	$—	$1,651,949
Non-U.S. government	—	739,005	—	—	739,005
Corporate debt	—	4,324,251	38,518	—	4,362,769
Agency RMBS	—	2,249,236	—	—	2,249,236
CMBS	—	1,072,376	10,922	—	1,083,298
Non-Agency RMBS	—	101,008	—	—	101,008
ABS	—	1,371,270	—	—	1,371,270
Municipals	—	161,214	—	—	161,214
	1,632,355	10,037,954	49,440	—	11,719,749
Equity securities
Common stocks	—	—	—	—	—
Exchange-traded funds	473,973	—	—	—	473,973
Bond mutual funds	—	124,025	—	—	124,025
	473,973	124,025	—	—	597,998
Other investments
Hedge funds	—	—	—	656,773	656,773
Direct lending funds	—	—	—	90,120	90,120
Private equity funds	—	—	—	—	—
Real estate funds	—	—	—	4,929	4,929
Other privately held investments	—	—	—	—	—
CLO - Equities	—	—	27,257	37,677	64,934
	—	—	27,257	789,499	816,756
Short-term investments	—	34,406	—	—	34,406
Other assets
Derivative instruments (see Note 5)	—	2,072	4,395	—	6,467
Insurance-linked securities	—	—	24,925	—	24,925
Total Assets	$2,106,328	$10,198,457	$106,017	$789,499	$13,200,301
Liabilities
Derivative instruments (see Note 5)	$—	$7,692	$10,937	$—	$18,629
Cash settled awards (see Note 7)	—	33,215	—	—	33,215
Total Liabilities	$—	$40,907	$10,937	$—	$51,844

During 2016 and 2015, we had no transfers between Levels 1 and 2.

Level 3 Fair Value Measurements

Except for hedge funds, direct lending funds, private equity funds and real estate funds priced using NAV as a practical expedient and certain fixed maturities and insurance-linked securities priced using broker-dealer quotes (underlying inputs are not available), the following table quantifies the significant unobservable inputs we have used in estimating fair value at June 30, 2016 for our investments classified as Level 3 in the fair value hierarchy.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

Other investments - CLO - Equities	$39,940	Discounted cash flow	Default rates	4.0%	4.0%
			Loss severity rate	35.0% - 53.5%	36.5%
			Collateral spreads	3.2% - 4.0%	3.9%
			Estimated maturity dates	3 - 7 years	7 years

	25,943	Liquidation value	Fair value of collateral	100%	100%
			Discount margin	0.7% - 19.9%	4.2%

Derivatives - Weather derivatives, net	$(1,973)	Simulation model	Weather curve	1 - 1914(1)	n/a (2)
			Weather standard deviation	1 - 230(1)	n/a (2)

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The following tables present changes in Level 3 for financial instruments measured at fair value on a recurring basis for the periods indicated:

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in earnings (1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gain/(loss) (3)

Three months ended June 30, 2016
Fixed maturities
Corporate debt	$40,250	$20,412	$—	$(981)	$1,164	$3,723	$(2,105)	$(441)	$62,022	$—
CMBS	10,551	—	—	—	58	—	—	(399)	10,210	—
ABS	—	—	—	—	—	—	—	—	—	—
	50,801	20,412	—	(981)	1,222	3,723	(2,105)	(840)	72,232	—
Other investments
Other privately held investments	36,712	—	—	(1,150)	—	6,193	—	—	41,755	(1,150)
CLO - Equities	60,371	—	—	10,028	—	—	—	(4,516)	65,883	10,028
	97,083	—	—	8,878	—	6,193	—	(4,516)	107,638	8,878
Other assets
Derivative instruments	5,977	—	—	(358)	—	446	—	(6,060)	5	5
Insurance-linked securities	24,916	—	—	109	—	—	—	—	25,025	109
	30,893	—	—	(249)	—	446	—	(6,060)	25,030	114
Total assets	$178,777	$20,412	$—	$7,648	$1,222	$10,362	$(2,105)	$(11,416)	$204,900	$8,992

Other liabilities
Derivative instruments	$15,028	$—	$—	$(809)	$—	$1,830	$—	$(14,071)	$1,978	$110
Total liabilities	$15,028	$—	$—	$(809)	$—	$1,830	$—	$(14,071)	$1,978	$110

Six months ended June 30, 2016
Fixed maturities
Corporate debt	$38,518	$20,412	$(1,955)	$(979)	$1,088	$9,544	$(4,015)	$(591)	$62,022	$—
CMBS	10,922	—	—	—	(86)	—	—	(626)	10,210	—
ABS	—	—	—	—	—	—	—	—	—	—
	49,440	20,412	(1,955)	(979)	1,002	9,544	(4,015)	(1,217)	72,232	—
Other investments
Other privately held investments	—	—	—	(1,150)	—	42,905	—	—	41,755	(1,150)
CLO - Equities	27,257	36,378	—	9,012	—	—	—	(6,764)	65,883	9,012
	27,257	36,378	—	7,862	—	42,905	—	(6,764)	107,638	7,862
Other assets
Derivative instruments	4,395	—	—	2,590	—	1,805	—	(8,785)	5	5
Insurance-linked securities	24,925	—	—	100	—	—	—	—	25,025	100
	29,320	—	—	2,690	—	1,805	—	(8,785)	25,030	105
Total assets	$106,017	$56,790	$(1,955)	$9,573	$1,002	$54,254	$(4,015)	$(16,766)	$204,900	$7,967

Other liabilities
Derivative instruments	$10,937	$—	$—	$2,614	$—	$805	$—	$(12,378)	$1,978	$111
Total liabilities	$10,937	$—	$—	$2,614	$—	$805	$—	$(12,378)	$1,978	$111

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in earnings (1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gain/(loss) (3)

Three months ended June 30, 2015
Fixed maturities
Corporate debt	$26,857	$—	$—	$—	$244	$20,714	$—	$(4,807)	$43,008	$—
CMBS	17,061	5,072	—	—	(120)	—	—	(113)	21,900	—
ABS	39,921	—	(39,851)	—	43	—	—	(3)	110	—
	83,839	5,072	(39,851)	—	167	20,714	—	(4,923)	65,018	—
Other investments
Other privately held investments	—	—	—	—	—	—	—	—	—	—
CLO - Equities	36,960	—	—	3,208	—	—	—	(3,247)	36,921	3,208
	36,960	—	—	3,208	—	—	—	(3,247)	36,921	3,208
Other assets
Derivative instruments	—	—	—	240	—	—	—	—	240	240
Insurance-linked securities	25,000	—	—	(163)	—	—	—	—	24,837	(163)
	25,000	—	—	77	—	—	—	—	25,077	77
Total assets	$145,799	$5,072	$(39,851)	$3,285	$167	$20,714	$—	$(8,170)	$127,016	$3,285

Other liabilities
Derivative instruments	$7,308	$—	$—	$(3,171)	$—	$1,141	$—	$(4,460)	$818	$13
Total liabilities	$7,308	$—	$—	$(3,171)	$—	$1,141	$—	$(4,460)	$818	$13

Six months ended June 30, 2015
Fixed maturities
Corporate debt	$15,837	$—	$—	$—	$424	$31,624	$—	$(4,877)	$43,008	$—
CMBS	17,763	5,072	—	—	(324)	—	—	(611)	21,900	—
ABS	40,031	—	(39,851)	—	105	—	—	(175)	110	—
	73,631	5,072	(39,851)	—	205	31,624	—	(5,663)	65,018	—
Other investments
Other privately held investments	—	—	—	—	—	—	—	—	—	—
CLO - Equities	37,046	—	—	6,738	—	—	—	(6,863)	36,921	6,738
	37,046	—	—	6,738	—	—	—	(6,863)	36,921	6,738
Other assets
Derivative instruments	111	—	—	(827)	—	—	—	956	240	240
Insurance-linked securities	—	—	—	(163)	—	25,000	—	—	24,837	(163)
	111	—	—	(990)	—	25,000	—	956	25,077	77
Total assets	$110,788	$5,072	$(39,851)	$5,748	$205	$56,624	$—	$(11,570)	$127,016	$6,815

Other liabilities
Derivative instruments	$15,288	$—	$—	$(11,722)	$—	$2,223	$—	$(4,971)	$818	$13
Total liabilities	$15,288	$—	$—	$(11,722)	$—	$2,223	$—	$(4,971)	$818	$13

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

Transfers into Level 3 from Level 2

The transfers to Level 3 from Level 2 made during the three months ended June 30, 2016 were primarily due to the lack of observable market inputs and multiple quotes from pricing vendors and broker-dealers for certain fixed maturities. The transfers into Level 3 during the six months ended June 30, 2016 were the result of a change in valuation methodology relating to our CLO equity fund. An

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

income approach valuation technique (discounted cash flow model) is used to estimate fair value at June 30, 2016. As the NAV practical expedient is no longer used the CLO equity fund is now categorized within the fair value hierarchy.

The transfers to Level 3 from Level 2 made during the three and six months ended June 30, 2015 were primarily due to the lack of observable market inputs and multiple quotes from pricing vendors and broker-dealers for certain fixed maturities.

Transfers out of Level 3 into Level 2

There were no transfers to Level 2 from Level 3 made during the three months ended June 30, 2016. The transfers to Level 2 from Level 3 made during the six months ended June 30, 2016 were primarily due to the availability of observable market inputs and quotes from pricing vendors on certain fixed maturities.

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

The carrying values of cash equivalents (including restricted amounts), accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated their fair values at June 30, 2016, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.

The carrying value of mortgage loans held-for-investment approximated their fair value at June 30, 2016, due to the fact that the loans are within their first two years of issue. The estimated fair value of mortgage loans is primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk, or is determined from pricing for similar loans. Mortgage loans are not actively traded, their respective fair values are classified within Level 3.

At June 30, 2016, our senior notes are recorded at amortized cost with a carrying value of $992 million (2015: $992 million) and have a fair value of $1,081 million (2015: $1,058 million). The fair values of these securities were obtained from a third party pricing service and pricing was based on the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As these spreads and the yields for the risk-free yield curve are observable market inputs, the fair values of our senior notes are classified within Level 2.

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

None of our derivative instruments are designated as hedges under current accounting guidance.

	June 30, 2016			December 31, 2015
	Derivative Notional Amount	Derivative Asset Fair Value(1)	Derivative Liability Fair Value(1)	Derivative Notional Amount	Derivative Asset Fair Value(1)	Derivative Liability Fair Value(1)

Relating to investment portfolio:
Foreign exchange forward contracts	$75,429	$1,753	$134	$198,406	$490	$837
Interest rate swaps	—	—	—	—	—	—
Relating to underwriting portfolio:
Foreign exchange forward contracts	675,419	3,014	4,408	692,023	1,582	6,855
Weather-related contracts	17,345	5	1,978	51,395	4,395	10,937
Commodity contracts	181,000	1,967	—	—	—	—
Total derivatives		$6,739	$6,520		$6,467	$18,629

(1)	Asset and liability derivatives are classified within other assets and other liabilities in the Consolidated Balance Sheets.

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

	June 30, 2016			December 31, 2015
	Gross Amounts	Gross Amounts Offset	Net Amounts(1)	Gross Amounts	Gross Amounts Offset	Net Amounts(1)

Derivative assets	$13,849	$(7,110)	$6,739	$14,336	$(7,869)	$6,467
Derivative liabilities	$13,630	$(7,110)	$6,520	$26,498	$(7,869)	$18,629

(1)	Net asset and liability derivatives are classified within other assets and other liabilities in the Consolidated Balance Sheets.

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

The total unrealized and realized gains (losses) recognized in earnings for derivatives not designated as hedges were as follows:

	Location of Gain (Loss) Recognized in Income on Derivative	Three months ended June 30,		Six months ended June 30,
		2016	2015	2016	2015

Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange forward contracts	Net realized investment gains (losses)	$2,404	$(1,716)	$(116)	$4,822
Interest rate swaps	Net realized investment gains (losses)	—	—	—	(4,006)
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange losses (gains)	(5,876)	(1,011)	(2,776)	(16,284)
Weather-related contracts	Other insurance related income (losses)	451	3,625	(24)	10,968
Commodity contracts	Other insurance related income (losses)	(543)	(890)	(301)	(890)
Total		$(3,564)	$8	$(3,217)	$(5,390)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES

The following table presents a reconciliation of our beginning and ending gross reserve for losses and loss expenses and net reserve for unpaid losses and loss expenses for the periods indicated:

Six months ended June 30,	2016	2015

Gross reserve for losses and loss expenses, beginning of period	$9,646,285	$9,596,797
Less reinsurance recoverable on unpaid losses, beginning of period	(2,031,309)	(1,890,280)
Net reserve for unpaid losses and loss expenses, beginning of period	7,614,976	7,706,517

Net incurred losses and loss expenses related to:
Current year	1,279,369	1,213,160
Prior years	(148,113)	(120,679)
	1,131,256	1,092,481
Net paid losses and loss expenses related to:
Current year	(112,730)	(86,827)
Prior years	(966,589)	(915,124)
	(1,079,319)	(1,001,951)

Foreign exchange and other	(106,629)	(125,666)

Net reserve for unpaid losses and loss expenses, end of period	7,560,284	7,671,381
Reinsurance recoverable on unpaid losses, end of period	2,222,020	2,022,059
Gross reserve for losses and loss expenses, end of period	$9,782,304	$9,693,440

We write business with loss experience generally characterized as low frequency and high severity in nature, which can result in volatility in our financial results. During the six months ended June 30, 2016 and 2015, we recognized aggregate net losses and loss expenses, net of reinstatement premiums of $124 million and $47 million, respectively, in relation to catastrophe and weather-related events.

During April 2016, the Company entered into a quota share and adverse development cover reinsurance agreement, a retroactive contract which was deemed to have met the established criteria for retroactive reinsurance accounting. Foreign exchange and other includes reinsurance recoverables of $159 million related to this reinsurance agreement.

Prior year reserve development arises from changes to loss and loss expense estimates recognized in the current year but relating to losses incurred in previous calendar years. Such development is summarized by segment in the following table:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Insurance	$20,066	$15,421	$22,493	$18,783
Reinsurance	57,653	49,192	125,620	101,896
Total	$77,719	$64,613	$148,113	$120,679

The majority of the net favorable prior year reserve development in each period related to short-tail reserve classes, with the exception of the three months ended June 30, 2016 where long-tail reserve classes contributed slightly more net favorable prior year reserve development than short-tail reserve classes. Net favorable prior year reserve development for motor, liability and professional reinsurance reserve classes in the three and six months ended June 30, 2016 and 2015 and professional insurance reserve class for the three and six months ended June 30, 2016, also contributed. The net favorable prior year reserve development in the three and six

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

months ended June 30, 2015, was partially offset by net adverse prior year reserve development in the liability and credit and political risk insurance reserve classes.

The underlying exposures in the property and other, marine and aviation reserving classes within our insurance segment and the property and other reserving class within our reinsurance segment largely relate to short-tail business. Development from these classes contributed $27 million and $40 million of the total net favorable prior year reserve development for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, these short-tail lines contributed $75 million and $74 million, respectively, of net favorable prior year reserve development. The net favorable prior year reserve development for these classes primarily reflected the recognition of better than expected loss emergence.

Our medium-tail business consists primarily of professional insurance and reinsurance reserve classes, credit and political risk insurance reserve class and the credit and surety reinsurance reserve class. In the three months ended June 30, 2016 and 2015, the professional reserve classes contributed net favorable prior year reserve development of $15 million and $3 million, respectively. For the six months ended June 30, 2016 and 2015, the professional reserve classes contributed $16 million and $23 million, respectively. The net favorable prior year development on these reserve classes continued to reflect the generally favorable experience on earlier accident years as we continued to transition to more experience based methods on these years. As our loss experience has generally been better than expected, this resulted in the recognition of net favorable prior year reserve development. In the six months ended June 30, 2015, we recorded net adverse prior year reserve development of $15 million in our credit and political risk insurance reserve class relating primarily to an increase in loss estimates for one specific claim.

Our long-tail business consists primarily of liability and motor reserve classes. Our motor and liability reinsurance reserve classes contributed additional net favorable prior year reserve development of $32 million and $25 million in the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, these long-tail reserve classes contributed $55 million and $44 million, respectively. The net favorable prior year reserve development for the motor reserve class related to favorable loss emergence trends on several classes of business spanning multiple accident years. The net favorable prior year reserve development for the liability reinsurance reserve class primarily reflected the progressively increased weight given by management to experience based indications on older accident years, which has generally been favorable. In the three and six months ended June 30, 2015, we recorded net adverse prior year reserve development of $6 million and $17 million, respectively, in our insurance liability reserve class related primarily to an increase in loss estimates for specific individual claim reserves.

Our June 30, 2016 net reserve for losses and loss expenses includes estimated amounts for numerous catastrophe events. We caution that the magnitude and/or complexity of losses arising from certain of these events, in particular the Fort McMurray wildfires, Storm Sandy, the 2011 Japanese earthquake and tsunami, the three New Zealand earthquakes and the Tianjin port explosion, inherently increases the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserves for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.

7.	SHARE-BASED COMPENSATION

For the three months ended June 30, 2016, we incurred share-based compensation costs of $19 million (2015: $10 million) and recorded associated tax benefits of $5 million (2015: $4 million). For the six months ended June 30, 2016, we incurred share-based compensation costs of $36 million (2015: $29 million) and recorded associated tax benefits of $8 million (2015: $8 million).

The total fair value of restricted stock, restricted stock units and cash settled awards vested during the six months ended June 30, 2016 was $62 million (2015: $71 million). At June 30, 2016 there were $122 million of unrecognized compensation costs, which are expected to be recognized over the weighted average period of 2.6 years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.    SHARE-BASED COMPENSATION (CONTINUED)

Awards to settle in shares

The following table provides a reconciliation of the beginning and ending balance of nonvested restricted stock (including restricted stock units) for the six months ended June 30, 2016:

	Performance-based Stock Awards		Service-based Stock Awards
	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Restricted Stock	Weighted Average Grant Date Fair Value(1)

Nonvested restricted stock - beginning of period	201	$49.24	1,954	$43.34
Granted	104	53.80	584	53.84
Vested	(16)	44.33	(774)	39.21
Forfeited	—	—	(40)	46.51
Nonvested restricted stock - end of period	289	$51.14	1,724	$48.69

(1) Fair value is based on the closing price of our common shares on the New York Stock Exchange on the day of the grant.

Cash-settled awards

The following table provides a reconciliation of the beginning and ending balance of nonvested cash settled restricted stock units for the six months ended June 30, 2016:

	Performance-based Cash Settled RSUs	Service-based Cash Settled RSUs
	Number of Restricted Stock Units	Number of Restricted Stock Units

Nonvested restricted stock units - beginning of period	70	1,433
Granted	18	491
Vested	—	(366)
Forfeited	—	(40)
Nonvested restricted stock units - end of period	88	1,518

At June 30, 2016, the corresponding liability for cash-settled units, included in other liabilities on the Consolidated Balance Sheets, was $30 million (2015: $20 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	EARNINGS PER COMMON SHARE

The following table sets forth the comparison of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Basic earnings per common share
Net income	$129,460	$73,371	$177,846	$239,197
Less: preferred share dividends	9,969	10,022	19,938	20,044
Net income available to common shareholders	119,491	63,349	157,908	219,153
Weighted average common shares outstanding - basic(1)	91,926	100,274	92,980	100,093
Basic earnings per common share	$1.30	$0.63	$1.70	$2.19

Diluted earnings per common share
Net income available to common shareholders	$119,491	$63,349	$157,908	$219,153

Weighted average common shares outstanding - basic(1)	91,926	100,274	92,980	100,093
Share based compensation plans	632	886	725	1,058
Weighted average common shares outstanding - diluted(1)	92,558	101,160	93,705	101,151

Diluted earnings per common share	$1.29	$0.63	$1.69	$2.17

Anti-dilutive shares excluded from the dilutive computation	7	89	339	329

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.    SHAREHOLDERS' EQUITY

The following table presents our common shares issued and outstanding:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Shares issued, balance at beginning of period	176,556	176,190	176,240	175,478
Shares issued	19	16	335	728
Total shares issued at end of period	176,575	176,206	176,575	176,206

Treasury shares, balance at beginning of period	(83,653)	(75,971)	(80,174)	(76,052)
Shares repurchased	(2,337)	(60)	(6,247)	(350)
Shares reissued from treasury	69	109	500	480
Total treasury shares at end of period	(85,921)	(75,922)	(85,921)	(75,922)

Total shares outstanding	90,654	100,284	90,654	100,284

Treasury Shares

The following table presents our share repurchases:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

In the open market:
Total shares(1)	2,300	—	6,004	16
Total cost	$125,000	$—	$310,000	$832
Average price per share(2)	$54.35	$—	$51.63	$50.69

From employees:
Total shares	37	60	243	334
Total cost	$2,039	$3,158	$13,050	$17,097
Average price per share(2)	$54.70	$52.51	$53.65	$51.17

Total shares repurchased:
Total shares	2,337	60	6,247	350
Total cost	$127,039	$3,158	$323,050	$17,929
Average price per share(2)	$54.36	$52.51	$51.71	$51.22

(1) The six months ended June 30, 2016 includes 1,358,380 common shares acquired under the accelerated share repurchase program (see below for more detail).
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

Reinsurance Agreements

We purchase reinsurance coverage for various lines of our business. The minimum reinsurance premiums are contractually due in advance on a quarterly basis. Accordingly at June 30, 2016, we have unrecorded outstanding reinsurance purchase commitments of $92 million, of which $57 million is due in 2016 while the remaining $35 million is due in 2017. Actual payments under the reinsurance contracts will depend on the underlying subject premium and may exceed the minimum premium.

Investments

Refer 'Note 3 - Investments' for information on commitments related to our other investments.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.    OTHER COMPREHENSIVE INCOME (LOSS)

The tax effects allocated to each component of other comprehensive income were as follows:

	2016			2015
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Three months ended June 30,
Available for sale investments:
Unrealized investment gains (losses) arising during the period	$74,278	$(10,593)	$63,685	$(86,076)	$14,035	$(72,041)
Adjustment for reclassification of net realized investment gains (losses) and OTTI losses recognized in net income	(18,604)	4,585	(14,019)	9,392	(535)	8,857
Unrealized investment gains (losses) arising during the period, net of reclassification adjustment	55,674	(6,008)	49,666	(76,684)	13,500	(63,184)
Non-credit portion of OTTI losses	—	—	—	—	—	—
Foreign currency translation adjustment	(4,224)	—	(4,224)	2,188	—	2,188
Total other comprehensive income (loss), net of tax	$51,450	$(6,008)	$45,442	$(74,496)	$13,500	$(60,996)

Six months ended June 30,
Available for sale investments:
Unrealized gains (losses) arising during the period	$223,109	$(20,790)	$202,319	$(81,013)	$3,785	$(77,228)
Adjustment for reclassification of net realized investment gains (losses) and OTTI losses recognized in net income	45,388	(125)	45,263	54,489	(529)	53,960
Unrealized gains (losses) arising during the period, net of reclassification adjustment	268,497	(20,915)	247,582	(26,524)	3,256	(23,268)
Non-credit portion of OTTI losses	—	—	—	—	—	—
Foreign currency translation adjustment	3,972	—	3,972	(9,225)	—	(9,225)
Total other comprehensive income (loss), net of tax	$272,469	$(20,915)	$251,554	$(35,749)	$3,256	$(32,493)

Reclassifications out of AOCI into net income available to common shareholders were as follows:

		Amount Reclassified from AOCI(1)
Details About AOCI Components	Consolidated Statement of Operations Line Item That Includes Reclassification	Three months ended June 30,		Six months ended June 30,
		2016	2015	2016	2015

Unrealized gains (losses) on available for sale investments
	Other realized investment gains (losses)	$24,973	$3,501	$(29,289)	$(24,028)
	OTTI losses	(6,369)	(12,893)	(16,099)	(30,461)
	Total before tax	18,604	(9,392)	(45,388)	(54,489)
	Income tax (expense) benefit	(4,585)	535	125	529
	Net of tax	$14,019	$(8,857)	$(45,263)	$(53,960)

(1)	Amounts in parentheses are debits to net income available to common shareholders.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

SECOND QUARTER 2016 FINANCIAL HIGHLIGHTS

Second Quarter 2016 Consolidated Results of Operations

•	Net income available to common shareholders of $119 million, or $1.30 per common share and $1.29 per diluted common share

•	Operating income of $47 million, or $0.51 per diluted common share(1)

•	Gross premiums written of $1.3 billion

•	Net premiums written of $1.0 billion

•	Net premiums earned of $947 million

•	Net favorable prior year reserve development of $78 million

•
Estimated catastrophe and weather-related pre-tax net losses, net of reinstatement premiums, of $109 million or 11.7 points on the current accident year loss ratio compared to $39 million, or 4.1 points incurred during the second quarter of 2015.

◦
Second quarter estimated catastrophe and weather-related pre-tax net losses, net of reinstatement premiums, of $104 million (insurance: $41 million and reinsurance: $63 million) included the Fort McMurray wildfires, U.S. weather-related events, Japanese and Ecuadorian earthquakes and European floods.

◦
Development on first quarter estimated catastrophe and weather-related pre-tax net losses of $5 million (insurance: $7 million and reinsurance: ($2 million)) attributable to U.S. weather-related events

•	Underwriting income of $10 million and combined ratio of 102.2%

•	Net investment income of $92 million

•	Net realized investment losses of $21 million

•	Foreign exchange gains of $57 million

Second Quarter 2016 Consolidated Financial Condition

•	Total cash and investments of $14.5 billion; fixed maturities, cash and short-term securities comprise 87% of total cash and investments and have an average credit rating of AA-

•	Total assets of $21.2 billion

•	Reserve for losses and loss expenses of $9.8 billion and reinsurance recoverable of $2.3 billion

•	Total debt of $1.0 billion and the debt to total capital ratio of 14.3%

•	Repurchased 2.3 million common shares. At July 27, 2016 the remaining authorization under the repurchase program approved by our Board of Directors was $500 million

•	Common shareholders’ equity of $5.3 billion and diluted book value per common share of $57.62

(1)
Operating income is a non-GAAP financial measure as defined in SEC Regulation G. Refer to ‘Non-GAAP Financial Measures’ for reconciliation to nearest GAAP financial measure (net income available to common shareholders).

EXECUTIVE SUMMARY

Business Overview

We are a Bermuda-based global provider of specialty lines insurance and treaty reinsurance products with operations in Bermuda, the United States, Europe, Singapore, Canada, Latin America and the Middle East. Our underwriting operations are organized around our two global underwriting platforms, AXIS Insurance and AXIS Re.

Our mission is to provide our clients and distribution partners with a broad range of risk transfer products and services and meaningful capacity, backed by significant financial strength. We manage our portfolio holistically, aiming to construct the optimum consolidated portfolio of funded and unfunded risks, consistent with our risk appetite and development of our franchise. We nurture an ethical, entrepreneurial and disciplined culture that promotes outstanding client service, intelligent risk taking and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a global leader in specialty risks. Our execution on this strategy in the first six months of 2016 included:

•	continued growth of our accident and health lines, which is focused on specialty accident and health products;

•	growth of our Weather and Commodity Markets business unit which offers parametric risk management solutions to clients whose profit margins are exposed to adverse weather and commodity price risks;

•
growth of our syndicate at Lloyd's which provides us with access to Lloyd's worldwide licenses and an extensive distribution network. During the first quarter of 2016 we commenced writing business through our underwriting division at Lloyd's in China;

•	continued rebalancing of our portfolio towards less-volatile lines of business that carry attractive rates; and

•	continued expansion of our broad range of third-party capital capabilities through:

•
Our investment in Harrington Reinsurance Holdings Limited ("Harrington"), the parent company of Harrington Re Ltd. ("Harrington Re"), an independent reinsurance company jointly sponsored by AXIS Capital and The Blackstone Group L.P. ("Blackstone"). Harrington Re’s strategy is to combine a multi-line reinsurance portfolio with a diversified allocation to alternative investment strategies to earn attractive risk-adjusted returns. Harrington plans to develop a portfolio that optimizes the risk-reward characteristics of both assets and liabilities, leveraging the respective strengths of AXIS Capital and Blackstone while deploying a disciplined and fully integrated approach to both underwriting and investing;

•	AXIS Ventures Reinsurance Limited, which manages capital for investors interested in deploying funds directly into the property-catastrophe and other short-tail business; and

•	increased use of available reinsurance and retrocessional protection to optimize the risk-adjusted returns on our portfolio.

Results of Operations

	Three months ended June 30,			Six months ended June 30,
	2016	% Change	2015	2016	% Change	2015

Underwriting income (loss):
Insurance	$(11,412)	nm	$(283)	$6,025	(35%)	$9,267
Reinsurance	21,272	(63%)	57,131	102,786	(31%)	148,371
Net investment income	91,730	4%	88,544	140,896	(22%)	180,651
Net realized investment gains (losses)	21,010	nm	(11,110)	(45,500)	(15%)	(53,662)
Other revenues (expenses), net	6,860	nm	(60,911)	(26,361)	(42%)	(45,430)
Net income	129,460	76%	73,371	177,846	(26%)	239,197
Preferred share dividends	(9,969)	(1%)	(10,022)	(19,938)	(1%)	(20,044)
Net income available to common shareholders	$119,491	89%	$63,349	$157,908	(28%)	$219,153

Operating income	$47,483	(49%)	$93,581	$148,759	(35%)	$229,653

nm – not meaningful

Underwriting Results

Total underwriting income in the three months ended June 30, 2016 was $10 million, a decrease of $47 million compared to $57 million in the three months ended June 30, 2015. The decrease in underwriting income was primarily driven by increased catastrophe and weather-related losses, partially offset by an increase in net favorable prior year development, a decrease in the current accident year loss ratio excluding catastrophe and weather-related losses and lower general and administrative expenses.

The reinsurance segment underwriting income decreased by $36 million in the three months ended June 30, 2016, compared to the three months ended June 30, 2015. The decrease in underwriting income was driven by increased catastrophe and weather-related losses and an increase in the acquisition cost ratio primarily due to loss sensitive features, partially offset by an increase in net favorable prior year development.

The insurance segment underwriting loss increased by $11 million in the three months ended June 30, 2016, compared to the three months ended June 30, 2015. The increase in underwriting loss was primarily due to increased catastrophe and weather-related losses, partially offset by lower general and administrative expenses, a decrease in the current accident year loss ratio excluding catastrophe and weather-related losses and an increase in net favorable prior year development.

Total underwriting income in the six months ended June 30, 2016 was $109 million, a decrease of $49 million compared to $158 million in the six months ended June 30, 2015. The decrease in underwriting income was primarily driven by increased catastrophe and weather-related losses, an increase in the acquisition cost ratio and a decrease in other insurance income, partially offset by an increase in net favorable prior year development, a decrease in the current accident year loss ratio excluding catastrophe and weather-related losses and lower general and administrative expenses.

The reinsurance segment underwriting income decreased by $46 million in the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The decrease in underwriting income was primarily driven by increased catastrophe and weather-related losses, an increase in the acquisition cost ratio primarily due to loss sensitive features and a decrease in other insurance related income, partially offset by an increase in net favorable prior year development and lower general and administrative expenses.

The insurance segment underwriting income decreased by $3 million in the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The reduction was primarily due to increased catastrophe and weather-related losses, partially offset by a decrease in the current accident year loss ratio excluding catastrophe and weather-related losses and lower general and administrative expenses.

Net Investment Income

Net investment income was $92 million in the three months ended June 30, 2016, an increase of $3 million from $89 million in the three months ended June 30, 2015.  The increase was primarily driven by income from mortgage loans and lower investment expenses. Net investment income for the six months ended June 30, 2016 was $141 million, a decrease of $40 million compared to the same period in 2015. The decrease was mainly attributable to income from other investments which generated a loss of $12 million year-to-date, compared to a gain of $45 million in the same period in 2015. Other investments were impacted by the poor performance of our hedge funds with two hedge funds in particular performing very poorly in the volatile global equity markets experienced during the first quarter of 2016.

Net Realized Investment Gains (Losses)

During the three months ended June 30, 2016, we realized gains of $21 million, compared to realized losses of $11 million for the same period of 2015. The gains were mainly attributable to corporates, agency MBS and U.S. government debt holdings which benefited from the improvement in pricing during 2016. The comparative period losses were attributable to other-than-temporary impairment ("OTTI") charges of $13 million resulting from impairments on non-U.S. denominated bond mutual funds which we were unable to assert that we had the intent to hold until full recovery. During the six month period ended June 30, 2016, we realized losses of $46 million, compared to realized losses of $54 million for the same period of 2015. The losses were mainly attributable to foreign currency losses on non-U.S. denominated securities as a result of the strengthening of the U.S. dollar and OTTI charges. The comparative period in 2015 reflected losses related to the same factors.

Other Revenues (Expenses), Net

The foreign exchange gains for the three and six months ended June 30, 2016 of $57 million and $56 million, respectively, were primarily driven by the depreciation of the pound sterling against the U.S dollar. The foreign exchange losses of $22 million for the three months ended June 30, 2015 were primarily driven by appreciation of the euro and pound sterling against the U.S. dollar. The second quarter loss partially reduced the foreign exchange gains of $41 million for the six months ended June 30, 2015, which were driven by significant depreciation of the euro and pound sterling in the first quarter of 2015.

Corporate expenses increased to $32 million for the three months ended June 30, 2016, from $24 million for the three months ended June 30, 2015. The quarterly increase reflects adjustments to executive stock-compensation awards in the second quarter of 2015, and an increase in information technology and personnel costs, partially offset by expenses relating to the proposed amalgamation with PartnerRe Ltd. incurred in 2015. For the six months ended June 30, 2016, corporate expenses decreased to $58 million from $60 million for the six months ended June 30, 2015. The year-to-date decrease reflects amounts incurred in the first six months of 2015, including expenses attributable to the proposed merger with PartnerRe Ltd., partially offset by adjustments to executive stock-compensation awards.

The financial results for the three months ended June 30, 2016 resulted in a tax expense of $5 million, compared to an expense of $2 million for the three months ended June 30, 2015. Operations in the six months ended June 30, 2016 resulted in a tax benefit of $2 million compared to a tax expense of $1 million in the six months ended June 30, 2015. The effective tax rate, which drives the tax expense, can vary between periods depending on the distribution of net income amongst tax jurisdictions, as well as other factors. The primary driver of the current quarter increase is the generation of consolidated pre-tax net income in our operations in Europe compared to a net loss in 2015, while the year-to-date decrease is driven by the reduction of a valuation allowance on European foreign tax credit carry forwards which resulted in the recognition of an income tax benefit as well as pre-tax net losses in the United States, partially offset by increased pre-tax net income in our European operations.

Outlook
Management expects to achieve an increase in gross premiums written in 2016, with variances between our lines of business within the operating segments driven by market conditions and available opportunities, as we maintain our focus on diversification and pursuit of those opportunities that will expand our reach in areas where we believe the returns to be most attractive. We also expect the increase in gross premiums written to be substantially offset by greater cessions of risk to reinsurers and third party capital partners.

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

The reinsurance markets' trading environment remains very challenging in the majority of lines of business and geographical regions. The market continues to be influenced by excess capacity, strong balance sheets of established market participants and a consolidation of reinsurance purchasing. Despite these difficult conditions we observed recent favorable trends which we expect to impact our business including many cedants reducing the size of their reinsurer panels, some moderation of pricing pressures, increased resistance to demands for greater commission rates as well as more generous terms and conditions, an increase in the number of cedants looking to buy more reinsurance protection and Solvency II-driven opportunities. These factors, combined with AXIS customer-centric approach, provide opportunity for us to grow. We continue to address the difficult market conditions by taking underwriting actions to protect the quality and profitability of our book, targeting larger shares of the more attractive treaties, reducing the overall volatility of our reinsurance book, and building a strong group of third party capital partners with whom to share our risks and earn attractive fees.

Financial Measures
We believe the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

	Three months ended and at June 30,		Six months ended and at June 30,
	2016	2015	2016	2015

ROACE (annualized)(1)	9.0%	4.7%	6.0%	8.3%
Operating ROACE (annualized)(2)	3.6%	7.0%	5.6%	8.7%
DBV per common share(3)	$57.62	$51.81	$57.62	$51.81
Cash dividends declared per common share	0.35	0.29	0.70	0.58
Increase in diluted book value per common share adjusted for dividends	$1.93	$0.13	$4.24	$1.76

(1)
Return on average common equity (“ROACE”) is calculated by dividing annualized net income available to common shareholders for the period by the average shareholders’ equity determined by using the common shareholders’ equity balances at the beginning and end of the period.

(2)
Operating ROACE is calculated by dividing annualized operating income for the period by the average common shareholders’ equity determined by using the common shareholders’ equity balances at the beginning and end of the period. Annualized operating ROACE is a non-GAAP financial measure as defined in SEC Regulation G. Refer to‘Non-GAAP Financial Measures’ for additional information and reconciliation to the nearest GAAP financial measure (ROACE).

(3)
Diluted book value (“DBV”) per common share represents total common shareholders’ equity divided by the number of common shares and diluted common share equivalents outstanding, determined using the treasury stock method. Cash settled awards are excluded from the denominator.

Return on Equity
The increase in ROACE in the three months ended June 30, 2016, compared to the three months ended June 30, 2015, was primarily driven by the foreign exchange gains and net realized investment gains in the three months ended June 30, 2016 compared to foreign exchange losses and net realized investment losses in the same period in 2015, partially offset by a decrease in underwriting income for the three months ended June 30, 2016 compared to the same period in 2015.

The decrease in operating ROACE for the three months ended June 30, 2016, compared to the three months ended June 30, 2015 was driven by the decrease in underwriting income in the three months ended June 30, 2016 compared to the same period in 2015. The operating ROACE decrease compared to an increase in ROACE occurred primarily due to the exclusion of the foreign exchange gains (losses) and realized investment gains (losses) from the operating ROACE measure.

The decrease in ROACE in the six months ended June 30, 2016, compared to the six months ended June 30, 2015, was primarily driven by decreases in underwriting income and net investment income in the six months ended June 30, 2016 compared to the same period in 2015, partially offset by an increase in foreign exchange gains and a decrease in realized investment losses in the six months ended June 30, 2016 compared to the same period in 2015.

The decrease in operating ROACE in the six months ended June 30, 2016, compared to the six months ended June 30, 2015, was primarily driven by decreases in underwriting income and net investment income in the six months ended June 30, 2016 compared to the same period in 2015. The decrease in operating ROACE was more pronounced compared to the decrease in ROACE primarily due to the exclusion of the foreign exchange gains and realized investment losses from the operating ROACE measure.
Diluted Book Value per Common Share
Our diluted book value per common share increase of 11% from $51.81 at June 30, 2015, to $57.62 at June 31, 2016, primarily reflected the generation of $540 million in net income available to common shareholders over the past twelve months and the increase over the last twelve months in unrealized gains on investments which are included in accumulated other comprehensive income, which was partially offset by common share dividends declared.
Diluted Book Value per Common Share Adjusted for Dividends
Our diluted book value per common share adjusted for dividends increased by $1.93, or 3%, per common share for the three month period ended June 30, 2016 and $7.15, or 14%, per common share over the past twelve months.
Taken together, we believe that growth in diluted book value per common share and common share dividends declared represent the total value created for our common shareholders. As companies in the insurance industry have differing dividend payout policies, we believe investors use the DBV per common share adjusted for dividends metric to measure comparable performance across the industry.
During the three and six months ended June 30, 2016, total value created consisted primarily of our net income and an increase in unrealized gains on investments, reported in accumulated other comprehensive income.

During the three and six months ended June 30, 2015, total value created consisted primarily of our net income, partially offset by an increase in unrealized losses on investments. During the six months ended June 30, 2015, in addition to the factors above, the total value created was also partially offset by foreign exchange losses included in the cumulative foreign currency translation adjustments.

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

	Three months ended June 30,			Six months ended June 30,
	2016	% Change	2015	2016	% Change	2015

Revenues:
Gross premiums written	$1,320,434	11%	$1,188,413	$3,279,595	14%	$2,867,345
Net premiums written	1,007,350	6%	946,544	2,693,156	12%	2,402,090
Net premiums earned	946,990	1%	941,211	1,849,331	—%	1,845,264
Other insurance related income (loss)	(892)	nm	3,486	(1,094)	nm	11,162

Expenses:
Current year net losses and loss expenses	(710,013)		(644,766)	(1,279,369)		(1,213,160)
Prior year reserve development	77,719		64,613	148,113		120,679
Acquisition costs	(189,125)		(183,263)	(369,761)		(354,805)
Underwriting-related general and administrative
expenses(1)	(114,819)		(124,433)	(238,409)		(251,502)

Underwriting income(2)	$9,860	(83%)	$56,848	$108,811	(31%)	$157,638

General and administrative expenses(1)	$146,746		$148,482	$296,648		$311,723
Income before income taxes(2)	$134,361		$75,186	$176,207		$240,322

nm – not meaningful

(1)
Underwriting-related general and administrative expenses is a non-GAAP measure as defined in SEC Regulation G. Our total general and administrative expenses also included corporate expenses of $31,927 and $24,049 for the three months ended June 30, 2016 and 2015, respectively, and $58,239 and $60,221 for the six months ended June 30, 2016 and 2015, respectively. Refer to 'Other Expenses (Revenues), Net' for additional information related to these corporate expenses. Also, refer to 'Non-GAAP Financial Measures' for further information.

(2)
Underwriting income is a non-GAAP financial measure as defined in SEC Regulation G. Refer to Item 1, Note 2 to the Consolidated Financial Statements for a reconciliation of underwriting income to the nearest GAAP financial measure (income before income taxes) for the periods indicated above. Refer to 'Non-GAAP Financial Measures' for additional information related to the presentation of underwriting income.

UNDERWRITING REVENUES

Premiums Written:

Gross and net premiums written, by segment, were as follows:

	Gross Premiums Written
	Three months ended June 30,			Six months ended June 30,
	2016	% Change	2015	2016	% Change	2015

Insurance	$784,017	3%	$761,126	$1,437,365	5%	$1,363,850
Reinsurance	536,417	26%	427,287	1,842,230	23%	1,503,495
Total	$1,320,434	11%	$1,188,413	$3,279,595	14%	$2,867,345

% ceded
Insurance	33%	3 pts	30%	30%	1 pts	29%
Reinsurance	10%	6 pts	4%	8%	3 pts	5%
Total	24%	4 pts	20%	18%	2 pts	16%

	Net Premiums Written
	Three months ended June 30,			Six months ended June 30,
	2016	% Change	2015	2016	% Change	2015

Insurance	$526,764	(1%)	$534,263	$999,926	3%	$971,004
Reinsurance	480,586	17%	412,281	1,693,230	18%	1,431,086
Total	$1,007,350	6%	$946,544	$2,693,156	12%	$2,402,090

Gross premiums written in the three and six months ended June 30, 2016, increased by $132 million or 11% and $412 million or 14% (16% on a constant currency basis(1)) compared to the three and six months ended June 30, 2015, respectively. The increase for both periods was due to increases in both our reinsurance and insurance segments.

The increase in the reinsurance segment gross written premiums in the three and six months ended June 30, 2016, compared to the same periods of 2015 was impacted by an increase in the level of premiums written on a multi-year basis. This increase in multi-year contracts increased the amount of premium recorded in the current periods relating to future years compared to the same periods in 2015. The increase in the six months ended June 30, 2016 compared to the same period in 2015 was partially offset by foreign exchange movements as the strength of the U.S. dollar drove comparative premium decreases in treaties denominated in foreign currencies. After adjusting for the impact of the multi-year contracts and foreign exchange movements, our reinsurance segment gross premiums written increased by $72 million and $242 million in the three and six months ended June 30, 2016, compared to the same period in 2015, respectively. Both periods were impacted by increases in professional, catastrophe and liability lines. The increase in the six months ended was also impacted by increases in marine and other and motor lines.

Our insurance segment's gross written premiums increased by $23 million or 3% and $74 million or 5% (6% on a constant currency basis) in the three and six months ended June 30, 2016, compared to the same periods of 2015. Increased premiums written were reported in both periods in our property and accident and health lines. The increase in the three months ended June 30, 2016 compared to the same period in 2015 also reflected growth in our credit and political risk, liability and terrorism lines. Increases in both periods were partially offset by deceased premiums written in our professional lines. The increase in the six months ended June 30, 2015 compared to the same period in 2015 was also partially offset by decreased premium written in our marine lines.

(1)
Amounts presented on a constant currency basis are “non-GAAP financial measures” as defined in Regulation G. The constant currency basis is calculated by applying the average foreign exchange rate from the current year to the prior year balance.

In the three and six months ended June 30, 2016, the ceded gross written premium ratio increased by 4% and 2%, compared to the three and six months ended June 30, 2015, respectively, with the increases attributable to both segments. The insurance segment contributed to increases in both periods as a result of increases in reinsurance protection purchases in our professional lines. The reinsurance segment contributed to the increase in the three months ended June 30, 2016 compared to the same period in 2015 due to increased reinsurance retrocessions primarily in our catastrophe and credit and surety business and for the six months ended June 30, 2016 compared to the same period in 2015 due to increased reinsurance retrocessions primarily in our catastrophe and property business.

Net Premiums Earned:

Net premiums earned by segment were as follows:

	Three months ended June 30,					Six months ended June 30,
	2016		2015		% Change	2016		2015		% Change

Insurance	$439,279	46%	$452,322	48%	(3%)	$877,958	47%	$899,789	49%	(2%)
Reinsurance	507,711	54%	488,889	52%	4%	971,373	53%	945,475	51%	3%
Total	$946,990	100%	$941,211	100%	1%	$1,849,331	100%	$1,845,264	100%	—%

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in premium earning patterns.

Net premiums earned increased by 1% (3% on a constant currency basis) and were flat (increased by 3% on a constant currency basis) in the three and six months ended June 30, 2016, compared to the same periods in 2015, respectively. A reduction in the insurance segment was offset by increases in the reinsurance segment in both periods.

The decrease in the insurance segment for both periods was primarily driven by a reduction in business written in our marine and professional lines in recent periods as well as increases in our professional lines' ceded reinsurance programs, partially offset by growth in our accident and health lines.

The increase in the reinsurance segment for both periods was primarily driven by growth in business written in our liability, marine and other and catastrophe lines in recent periods, partially offset by a decrease in the business written in our property lines as well as reinsurance retrocessions in the catastrophe and property lines.

Other Insurance Related Income (Loss):

The decrease in other insurance related income of $4 million and $12 million in the three and six months ended June 30, 2016, compared to the same periods in 2015, respectively, reflected the impact of the realized gains on our weather and commodities derivative portfolio in the three and six months ended June 30, 2015. This derivative portfolio had an immaterial impact in the three and six months ended June 30, 2016.

UNDERWRITING EXPENSES

The following table provides a breakdown of our combined ratio:

	Three months ended June 30,			Six months ended June 30,
	2016	% Point Change	2015	2016	% Point Change	2015

Current accident year loss ratio	75.0%	6.5	68.5%	69.2%	3.5	65.7%
Prior year reserve development	(8.2%)	(1.3)	(6.9%)	(8.0%)	(1.5)	(6.5%)
Acquisition cost ratio	20.0%	0.5	19.5%	20.0%	0.8	19.2%
General and administrative expense ratio(1)	15.4%	(0.4)	15.8%	16.0%	(0.9)	16.9%
Combined ratio	102.2%	5.3	96.9%	97.2%	1.9	95.3%

(1)
The general and administrative expense ratio includes corporate expenses not allocated to reportable segments of 3.4% and 2.6% for the three months ended June 30, 2016 and 2015, respectively, and 3.1% and 3.3% for the six months ended June 30, 2016 and 2015, respectively. These costs are further discussed in the ‘Other Expenses (Revenues), Net’ section.

Current Accident Year Loss Ratio:

The current accident year loss ratio increased to 75.0% and 69.2% in the three and six months ended June 30, 2016, respectively, from 68.5% and 65.7% in the three and six months ended June 30, 2015, respectively. The increases in both periods were driven by an increased level of catastrophe and weather-related losses. During the three and six months ended June 30, 2016, we incurred $109 million, or 11.7 points, and $124 million, or 6.8 points, respectively, in pre-tax catastrophe and weather-related losses (net of reinstatement premiums) related to the Fort McMurray wildfires, U.S. weather events, Japanese and Ecuadorian earthquakes and European floods. Comparatively, during the three and six months ended June 30, 2015 we incurred $39 million, or 4.1 points, and $47 million, or 2.5 points, respectively in pre-tax catastrophe and weather-related losses. After adjusting for the impact of the catastrophe and weather-related losses, our current accident year loss ratios in the three and six months ended June 30, 2016, were 63.3% and 62.4%, respectively, compared to 64.4% and 63.2% in the three and six months ended June 30, 2015, respectively. The decrease in the current accident year loss ratios after adjusting for the impact of the catastrophe and weather-related losses for both periods was due to an improvement in mid-size loss experience in our insurance marine and property lines and the recognition of better than expected recent attritional loss experience across various lines of business, partially offset by the adverse impact of rate and loss trends.

Prior Year Reserve Development:

Our favorable prior year reserve development was the net result of several underlying reserve developments on prior accident years, identified during our quarterly reserve review process. The following table provides a breakdown of prior year reserve development by segment:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Insurance	$20,066	$15,421	$22,493	$18,783
Reinsurance	57,653	49,192	125,620	101,896
Total	$77,719	$64,613	$148,113	$120,679

Overview

The majority of the net favorable prior year reserve development in each period related to short-tail reserve classes, with the exception of the three months ended June 30, 2016 where long-tail reserve classes contributed slightly more net favorable prior year reserve development than short-tail reserve classes. Net favorable prior year reserve development for motor, liability and professional reinsurance reserve classes in the three and six months ended June 30, 2016 and 2015 and professional insurance reserve class for the three and six months ended June 30, 2016, also contributed. The net favorable prior year reserve development in the three and six months ended June 30, 2015, was partially offset by net adverse prior year reserve development in the liability and credit and political risk insurance reserve classes.

The underlying exposures in the property and other, marine and aviation reserving classes within our insurance segment and the property and other reserving class within our reinsurance segment largely relate to short-tail business. Development from these classes contributed $27 million and $40 million of the total net favorable prior year reserve development for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, these short-tail lines contributed $75 million and $74 million, respectively, of net favorable prior year reserve development. The net favorable prior year reserve development for these classes primarily reflected the recognition of better than expected loss emergence.

Our medium-tail business consists primarily of professional insurance and reinsurance reserve classes, credit and political risk insurance reserve class and the credit and surety reinsurance reserve class. In the three months ended June 30, 2016 and 2015, the professional reserve classes contributed net favorable prior year reserve development of $15 million and $3 million, respectively. For the six months ended June 30, 2016 and 2015, the professional reserve classes contributed $16 million and $23 million, respectively. The net favorable prior year development on these reserve classes continued to reflect the generally favorable experience on earlier accident years as we continued to transition to more experience based methods on these years. As our loss experience has generally been better than expected, this resulted in the recognition of net favorable prior year reserve development. In the six months ended June 30, 2015, we recorded net adverse prior year reserve development of $15 million in our credit and political risk insurance reserve class relating primarily to an increase in loss estimates for one specific claim.

Our long-tail business consists primarily of liability and motor reserve classes. Our motor and liability reinsurance reserve classes contributed additional net favorable prior year reserve development of $32 million and $25 million in the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, these long-tail reserve classes contributed $55 million and $44 million, respectively. The net favorable prior year reserve development for the motor reserve class related to favorable loss emergence trends on several classes of business spanning multiple accident years. The net favorable prior year reserve development for the liability reinsurance reserve class primarily reflected the progressively increased weight given by management to experience based indications on older accident years, which has generally been favorable. In the three and six months ended June 30, 2015, we recorded net adverse prior year reserve development of $6 million and $17 million, respectively, in our insurance liability reserve class related primarily to an increase in loss estimates for specific individual claim reserves.

We caution that conditions and trends that impacted the development of our liabilities in the past may not necessarily occur in the future.

Estimates of Significant Catastrophe Events

Our June 30, 2016 net reserves for losses and loss expenses includes estimated amounts for numerous catastrophe events. We caution that the magnitude and/or complexity of losses arising from certain of these events, in particular the Fort McMurray wildfires, Storm Sandy, the 2011 Japanese earthquake and tsunami, the three New Zealand earthquakes and the Tianjin port explosion, inherently increases the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserves for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.
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

The following sections provide further details on prior year reserve development by segment, reserving class and accident year.

Insurance Segment:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Property and other	$10,929	$12,663	$13,987	$29,186
Marine	3,284	11,515	3,700	20,325
Aviation	(1,043)	1,975	(80)	2,217
Credit and political risk	(28)	(4,299)	(207)	(15,399)
Professional lines	5,919	(528)	5,578	(609)
Liability	1,005	(5,905)	(485)	(16,937)
Total	$20,066	$15,421	$22,493	$18,783

In the three months ended June 30, 2016, we recognized $20 million of net favorable prior year reserve development, the principal components of which were:

•	$11 million of net favorable prior year reserve development on property and other business, driven by better than expected loss emergence across most accident years.

•	$6 million of net favorable prior year reserve development on professional lines business, driven by better than expected development related to various accident years.

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

In the six months ended June 30, 2016, we recognized $22 million of net favorable prior year reserve development, the principal components of which were:

•
$14 million of net favorable prior year reserve development on property and other business, driven by better than expected loss emergence across most accident years, partially offset by strengthening of the 2015 accident year related to late loss emergence on several large property losses.

•	$6 million of net favorable prior year reserve development on professional lines business, driven by better than expected development related to various accident years.

In the six months ended June 30, 2015, we recognized $19 million of net favorable prior year development, the principal components of which were:

•	$29 million of net favorable prior year reserve development on property and other business, spanning a number of accident years and driven by better than expected loss emergence.

•
$20 million of net favorable prior year reserve development on marine business, largely related to better than expected loss emergence in our energy offshore business spanning multiple years, particularly accident year 2014.

•	$15 million of net adverse prior year reserve development on credit and political risk business, related to updated information on one specific claim impacting accident year 2014.

•	$17 million of net adverse prior year reserve development on liability business, related to strengthening specific individual claim reserves.

Reinsurance Segment:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Property and other	$14,058	$13,628	$57,690	$22,005
Credit and surety	2,984	6,844	2,861	11,800
Professional lines	8,630	3,663	10,156	24,081
Motor	16,672	11,303	33,141	18,324
Liability	15,309	13,754	21,772	25,686
Total	$57,653	$49,192	$125,620	$101,896

In the three months ended June 30, 2016, we recognized $58 million of net favorable prior year reserve development, the principal components of which were:

•	$17 million of net favorable prior year reserve development on motor business, related to non-proportional business spanning multiple accident years, driven by better than expected loss emergence.

•	$15 million of net favorable prior year reserve development on liability business, primarily related to the 2006 through 2011 accident years, for reasons discussed in the overview.

•	$14 million of net favorable prior year reserve development on property and other business, related to the 2012 through 2014 accident years and driven by better than expected loss emergence.

•	$9 million of net favorable prior year reserve development on professional lines business, primarily related to the 2006 through 2010 accident years, for reasons discussed in the overview.

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

In the six months ended June 30, 2016, we recognized $126 million of net favorable prior year reserve development, the principal components of which were:

•	$58 million of net favorable prior year development on property and other business, related to multiple accident years and driven by better than expected loss emergence.

•
$33 million of net favorable prior year reserve development on motor business, primarily related to non-proportional business spanning multiple accident years, driven by better than expected loss emergence.

•	$22 million of net favorable prior year reserve development on liability business, primarily related to the 2006 through 2011 accident years, for reasons discussed in the overview.

•	$10 million of net favorable prior year reserve development on professional lines business, primarily related to the 2006 through 2010 accident years, for reasons discussed in the overview.

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

Acquisition Cost Ratio: The increase in the acquisition cost ratio in the three and six months ended June 30, 2016 to 20.0% for both periods, compared to 19.5% and 19.2% in the three and six months ended June 30, 2015, respectively, was driven by increases in our reinsurance segment. The reinsurance segment's increase was primarily due to adjustments related to loss-sensitive features in reinsurance contracts, driven by prior year loss reserve releases and higher acquisition costs paid in certain lines of business.

General and Administrative Expense Ratio: The general and administrative expense ratio in the three and six months ended June 30, 2016, decreased to 15.4% and 16.0%, respectively, compared to 15.8% and 16.9% in the three and six months ended June 30, 2015, respectively. The decrease in expenses and the expense ratio between periods was primarily driven by expenses related to the proposed PartnerRe Ltd. amalgamation incurred in 2015, as well as a decrease in compensation and performance-based incentive expenses during 2016 compared to 2015, partially offset by adjustments to executive stock-compensation awards during 2015.

RESULTS BY SEGMENT

INSURANCE SEGMENT

Results from our insurance segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2016	% Change	2015	2016	% Change	2015

Revenues:
Gross premiums written	$784,017	3%	$761,126	$1,437,365	5%	$1,363,850
Net premiums written	526,764	(1%)	534,263	999,926	3%	971,004
Net premiums earned	439,279	(3%)	452,322	877,958	(2%)	899,789
Other insurance related income (loss)	(234)	nm	269	(96)	nm	269

Expenses:
Current year net losses and loss expenses	(326,207)		(312,955)	(603,039)		(602,090)
Prior year reserve development	20,066		15,421	22,493		18,783
Acquisition costs	(61,829)		(66,920)	(123,227)		(131,375)
General and administrative expenses	(82,487)		(88,420)	(168,064)		(176,109)

Underwriting income (loss)	$(11,412)	nm	$(283)	$6,025	(35%)	$9,267

Ratios:		% Point Change			% Point Change
Current year loss ratio	74.3%	5.1	69.2%	68.7%	1.8	66.9%
Prior year reserve development	(4.6%)	(1.2)	(3.4%)	(2.6%)	(0.5)	(2.1%)
Acquisition cost ratio	14.1%	(0.7)	14.8%	14.0%	(0.6)	14.6%
General and administrative expense ratio	18.7%	(0.8)	19.5%	19.2%	(0.4)	19.6%
Combined ratio	102.5%	2.4	100.1%	99.3%	0.3	99.0%

nm – not meaningful

Gross Premiums Written:

The following table provides gross premiums written by line of business:

	Three months ended June 30,					Six months ended June 30,
	2016		2015		% Change	2016		2015		% Change

Property	$211,183	26%	$196,817	26%	7%	$357,775	25%	$326,441	25%	10%
Marine	84,089	11%	85,483	11%	(2%)	157,621	11%	177,068	13%	(11%)
Terrorism	11,650	1%	6,610	1%	76%	18,696	1%	14,545	1%	29%
Aviation	8,326	1%	9,519	1%	(13%)	27,427	2%	19,533	1%	40%
Credit and Political Risk	19,960	3%	12,981	2%	54%	28,877	2%	21,098	2%	37%
Professional Lines	240,040	31%	251,730	33%	(5%)	385,491	27%	402,152	29%	(4%)
Liability	118,464	15%	112,870	15%	5%	202,350	14%	195,538	14%	3%
Accident and Health	90,305	12%	85,116	11%	6%	259,128	18%	207,475	15%	25%
Total	$784,017	100%	$761,126	100%	3%	$1,437,365	100%	$1,363,850	100%	5%

Gross premiums written in the three months ended June 30, 2016, increased by $23 million or 3% compared to the three months ended June 30, 2015. The increase was attributable to growth in our property, credit and political risk, liability, accident and health and terrorism lines primarily driven by new business opportunities. These increases were partially offset by a reduction of premiums in our professional lines due to our exit from retail insurance operations in Australia.

Gross premiums written in the six months ended June 30, 2016 increased by $74 million or 5% (6% on a constant currency basis) compared to the six months ended June 30, 2015. The increase was primarily attributable to increases in our accident and health and property lines driven by new business. These increases were partially offset by a decrease in our marine and professional lines. Our marine lines decreased primarily due to reduced new business opportunities, lower rates and timing differences. The professional lines' decrease was due to the impact of our exit from retail insurance operations in Australia, as mentioned above in the quarterly results.

Premiums Ceded: In the three and six months ended June 30, 2016, premiums ceded were $257 million, or 33% of gross premiums written and $437 million, or 30% of gross premiums written, respectively, compared to $227 million, or 30% of gross premiums written and $393 million or 29% of gross premiums written, in the three and six months ended June 30, 2015, respectively. The increase for both periods primarily related to an increase in reinsurance protection purchased in our professional lines.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended June 30,					Six months ended June 30,
	2016		2015		% Change	2016		2015		% Change

Property	$100,026	23%	$110,214	24%	(9%)	$206,226	23%	$212,702	24%	(3%)
Marine	34,567	8%	48,397	11%	(29%)	77,476	9%	107,041	12%	(28%)
Terrorism	9,123	2%	9,522	2%	(4%)	17,735	2%	18,580	2%	(5%)
Aviation	10,660	2%	11,576	3%	(8%)	24,513	3%	22,115	2%	11%
Credit and Political Risk	17,096	4%	15,669	3%	9%	30,387	3%	31,323	3%	(3%)
Professional Lines	126,194	29%	152,698	34%	(17%)	259,668	30%	303,834	34%	(15%)
Liability	43,315	10%	37,041	8%	17%	84,224	10%	78,363	9%	7%
Accident and Health	98,298	22%	67,205	15%	46%	177,729	20%	125,831	14%	41%
Total	$439,279	100%	$452,322	100%	(3%)	$877,958	100%	$899,789	100%	(2%)

Net premiums earned in the three and six months ended June 30, 2016, decreased by $13 million or 3% and $22 million or 2% compared to the three and six months ended June 30, 2015, respectively. The change in net premiums earned was driven by a reduction in business written in the marine and professional lines in recent periods as well as increases in our professional lines' ceded reinsurance programs, partially offset by growth in our accident and health lines.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended June 30,			Six months ended June 30,
	2016	% Point Change	2015	2016	% Point Change	2015

Current accident year	74.3%	5.1	69.2%	68.7%	1.8	66.9%
Prior year reserve development	(4.6%)	(1.2)	(3.4%)	(2.6%)	(0.5)	(2.1%)
Loss ratio	69.7%	3.9	65.8%	66.1%	1.3	64.8%

Current Accident Year Loss Ratio:

The current accident year loss ratios increased to 74.3% and 68.7% in the three and six months ended June 30, 2016, respectively, from 69.2% and 66.9% in the three and six months ended June 30, 2015, respectively. The increases in both periods were driven by an increased level of catastrophe and weather-related losses. During the three and six months ended June 30, 2016, we incurred $48 million, or 11.1 points, and $59 million, or 6.7 points, respectively, in pre-tax catastrophe and weather-related losses related to the U.S. weather events, Japanese earthquake and Fort McMurray wildfires. Comparatively, during the three and six months ended June 30, 2015 we incurred $22 million, or 4.7 points, and $26 million, or 2.9 points, respectively. After adjusting for the impact of the catastrophe and weather-related losses, our current accident year loss ratios in the three and six months ended June 30, 2016, were 63.2% and 62.0%, respectively, compared to 64.5% and 64.0% in the three and six months ended June 30, 2015, respectively. The decrease in the current accident year loss ratios after adjusting for the impact of the catastrophe and weather-related losses for both periods was due to a decease in the mid-size loss experience in our marine and property lines.

Refer to the ‘Prior Year Reserve Development’ section for further details.

Acquisition Cost Ratio: The decrease in the acquisition cost ratio in the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, was driven by an increase in ceded commissions received, primarily in our professional lines, following the expansion of our reinsurance protection programs. The increase in ceded commissions received more than offset higher commissions paid on certain lines of business.

General and Administrative Expense Ratio: The decrease in the general and administrative expense ratio in the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 primarily reflected a reduction in the allocation of certain corporate expenses and a decrease in compensation and performance-based incentive expenses.

REINSURANCE SEGMENT

Results from our reinsurance segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2016	% Change	2015	2016	% Change	2015

Revenues:
Gross premiums written	$536,417	26%	$427,287	$1,842,230	23%	$1,503,495
Net premiums written	480,586	17%	412,281	1,693,230	18%	1,431,086
Net premiums earned	507,711	4%	488,889	971,373	3%	945,475
Other insurance related income (losses)	(658)	nm	3,217	(998)	nm	10,893

Expenses:
Current year net losses and loss expenses	(383,806)		(331,811)	(676,330)		(611,070)
Prior year reserve development	57,653		49,192	125,620		101,896
Acquisition costs	(127,296)		(116,343)	(246,534)		(223,430)
General and administrative expenses	(32,332)		(36,013)	(70,345)		(75,393)

Underwriting income	$21,272	(63%)	$57,131	$102,786	(31%)	$148,371
Ratios:		% Point Change			% Point Change
Current year loss ratio	75.6%	7.7	67.9%	69.6%	5.0	64.6%
Prior year reserve development	(11.4%)	(1.3)	(10.1%)	(12.9%)	(2.2)	(10.7%)
Acquisition cost ratio	25.1%	1.3	23.8%	25.4%	1.8	23.6%
General and administrative expense ratio	6.4%	(1.0)	7.4%	7.2%	(0.8)	8.0%
Combined ratio	95.7%	6.7	89.0%	89.3%	3.8	85.5%

nm – not meaningful

Gross Premiums Written:

The following table provides gross premiums written by line of business for the periods indicated:

	Three months ended June 30,					Six months ended June 30,
	2016		2015		% Change	2016		2015		% Change

Catastrophe	$123,507	23%	$95,653	21%	29%	$270,354	15%	$226,869	14%	19%
Property	45,424	8%	58,258	14%	(22%)	221,598	12%	240,270	16%	(8%)
Professional Lines	126,840	24%	94,152	22%	35%	215,614	12%	159,176	11%	35%
Credit and Surety	20,816	4%	16,210	4%	28%	278,928	15%	207,568	14%	34%
Motor	3,638	1%	14,196	3%	(74%)	325,060	18%	311,886	21%	4%
Liability	124,003	23%	57,730	14%	115%	273,993	15%	147,502	10%	86%
Agriculture	87,372	16%	72,709	17%	20%	150,030	8%	142,438	9%	5%
Engineering	8,342	2%	15,707	4%	(47%)	43,131	2%	53,767	4%	(20%)
Marine and Other	(3,525)	(1%)	2,672	1%	nm	63,522	3%	14,019	1%	353%
Total	$536,417	100%	$427,287	100%	26%	$1,842,230	100%	$1,503,495	100%	23%

Gross premiums written increased by $109 million and $339 million in the three and six months ended June 30, 2016, compared to the same periods in 2015, respectively. The increase in the gross premiums written in the three and six months ended June 30, 2016, was impacted by treaties written on a multi-year basis.

In the three and six months ended June 30, 2016, the reinsurance segment reported an increase in the level of multi-year contracts written compared to the same periods in 2015. This increase in multi-year contracts increased the amount of premium recorded in the current periods relating to future years compared to the same periods in 2015, most notably in the liability lines for both periods and the credit and surety lines for the six month period. On a comparative basis the impact of the multi-year premiums resulted in an increase in gross premiums written of $37 million and $145 million in the three and six months ended June 30, 2016, compared to the same periods in 2015, respectively.

The increase in written premiums was partially offset by the impact of foreign exchange movements in the six months ended June 30, 2016, compared to the same period in 2015, as the strength of the U.S. dollar drove comparative premium decreases in the treaties denominated in foreign currencies. Foreign exchange movements resulted in a relative decrease of $49 million in gross premiums written in the six months ended June 30, 2016, compared to the same period in 2015.

After adjusting for the impact of multi-year contracts and on a constant currency basis, our gross premiums written increased by $73 million, or 17%, and $242 million, or 16%, in the three and six months ended June 30, 2016, compared to the same periods in 2015, respectively. Both periods were impacted by increases in professional, catastrophe and liability lines. The increase in professional lines was primarily due to timing differences and treaty restructurings. The increase in the catastrophe lines was the result of new business spread across several cedants. The increase in the liability lines was due to new business and the timing of a number of large pro-rata treaties that occurred in the first quarter of 2016. The increase in the six months ended was also impacted by increases in the marine and other and motor lines. The increase in our marine and other lines was due to a new large marine pro-rata treaty. The increase in our motor lines was due to new business and increased participation, partially offset by favorable premium adjustments recorded in the prior year that were not repeated in the current year.

Premiums Ceded: In the three and six months ended June 30, 2016, the ratio of ceded premium to gross written premium increased to 10% and 8%, respectively, from 4% and 5% in the three and six months ended June 30, 2015, respectively. The increase for the three months ended June 30, 2016 compared to the prior period, was largely due to increased reinsurance retrocessions primarily in our catastrophe and credit and surety business. The increase for the six months ended June 30, 2016 compared to the prior period was largely due to increased reinsurance retrocessions primarily in our catastrophe and property business.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended June 30,					Six months ended June 30,
	2016		2015		% Change	2016		2015		% Change

Catastrophe	$55,879	11%	$54,049	11%	3%	$102,617	11%	$114,723	12%	(11%)
Property	67,934	13%	81,477	17%	(17%)	136,530	14%	157,484	17%	(13%)
Professional Lines	76,310	15%	78,728	16%	(3%)	152,704	16%	149,038	16%	2%
Credit and Surety	64,712	13%	63,071	13%	3%	124,706	13%	122,907	13%	1%
Motor	77,090	15%	72,102	15%	7%	154,598	16%	155,540	16%	(1%)
Liability	84,434	17%	70,338	14%	20%	166,966	17%	141,388	15%	18%
Agriculture	49,893	10%	48,048	10%	4%	69,549	7%	67,651	7%	3%
Engineering	16,838	3%	16,106	3%	5%	32,451	3%	28,006	3%	16%
Marine and Other	14,621	3%	4,970	1%	194%	31,252	3%	8,738	1%	258%
Total	$507,711	100%	$488,889	100%	4%	$971,373	100%	$945,475	100%	3%

Net premiums earned increased by $19 million or 4% (8% on a constant currency basis) and $26 million or 3% (7% on a constant currency basis) in the three and six months ended June 30, 2016, compared to the same periods in 2015, respectively.

The increase for both periods was primarily driven by the growth in the business written in the liability, marine and other and catastrophe lines in recent periods, partially offset by a decrease in the business written in our property lines as well as increased reinsurance retrocessions in the catastrophe and property lines.

Other Insurance Related Income (Losses):

The decrease in other insurance related income of $4 million and $12 million in the three and six months ended June 30, 2016, compared to the same periods in 2015, respectively, reflected the impact of the realized gains on our weather and commodities derivative portfolio in the three and six months ended June 30, 2015. This derivative portfolio had an immaterial impact in the three and six months ended June 30, 2016.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended June 30,			Six months ended June 30,
	2016	% Point Change	2015	2016	% Point Change	2015

Current accident year	75.6%	7.7	67.9%	69.6%	5.0	64.6%
Prior year reserve development	(11.4%)	(1.3)	(10.1%)	(12.9%)	(2.2)	(10.7%)
Loss ratio	64.2%	6.4	57.8%	56.7%	2.8	53.9%

Current Accident Year Loss Ratio:

The current accident year loss ratio increased to 75.6% and 69.6% in the three and six months ended June 30, 2016, respectively, from 67.9% and 64.6% in the three and six months ended June 30, 2015, respectively. The increases for both periods were impacted by an increased level of catastrophe and weather-related losses. During the three and six months ended June 30, 2016, we incurred $61 million, or 12.2 points, and $65 million, or 6.8 points, respectively, in pre-tax catastrophe and weather-related losses (net of reinstatement premiums) related to the Fort McMurray wildfires, the Japanese and Ecuadorian earthquakes, U.S. weather events and European floods. Comparatively, during the three and six months ended June 30, 2015 we incurred $17 million, or 3.5 points, and $21 million, or 2.2 points, respectively. After adjusting for the impact of the catastrophe and weather-related losses, our current accident year loss ratios in the three and six months ended June 30, 2016, were 63.4% and 62.8%, respectively, compared to 64.4% and 62.4% in the three and six months ended June 30, 2015, respectively. The decrease in the current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses for the three months ended June 30, 2016 compared to the same period in 2015 was due to the recognition of better than expected recent attritional loss experience and business mix changes across various lines of business. The slight increase in the current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses for the six months ended June 30, 2016 compared to the same period in 2015 was mainly due to the ongoing adverse impact of rate and loss trends which were mostly offset by the recognition of better than expected recent attritional loss experience and business mix changes across various lines of business.

Refer ‘Prior Year Reserve Development’ for further details.

Acquisition Cost Ratio: The acquisition cost ratio increased in both the three and six months ended June 30, 2016 compared to the same periods in 2015, driven by adjustments related to loss-sensitive features in contracts, primarily due to prior year reserve releases and higher acquisition costs paid in certain lines of business.

General and Administrative Expense Ratio: The general and administrative expense ratio decreased in both the three and six months ended June 30, 2016 compared to the same periods in 2015. The decrease in the general and administrative expense ratio primarily reflects lower compensation and performance-based incentive expenses and the impact of increased net earned premiums.

OTHER EXPENSES (REVENUES), NET

The following table provides a breakdown of our other expenses (revenues), net:

	Three months ended June 30,			Six months ended June 30,
	2016	% Change	2015	2016	% Change	2015

Corporate expenses	$31,927	33%	$24,049	$58,239	(3%)	$60,221
Foreign exchange losses (gains)	(56,602)	nm	22,108	(55,986)	36%	(41,112)
Interest expense and financing costs	12,914	—%	12,939	25,747	2%	25,196
Income tax expense (benefit)	4,901	170%	1,815	(1,639)	nm	1,125
Total	$(6,860)	nm	$60,911	$26,361	(42%)	$45,430

nm – not meaningful

Corporate Expenses: Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 3.4% and 3.1% for the three and six months ended June 30, 2016, compared to 2.6% and 3.3%, respectively, for the same periods of 2015. The quarterly increase reflects adjustments to executive stock-compensation awards in the second quarter of 2015, and an increase in information technology and personnel costs, partially offset by amounts relating to the proposed amalgamation with PartnerRe Ltd. incurred in 2015. The year-to-date decrease reflects amounts incurred in the first six months of 2015, including expenses attributable to the proposed merger with PartnerRe Ltd., partially offset by adjustments to executive stock-compensation awards.

Foreign Exchange Losses (Gains): Some of our business is written in currencies other than the U.S. dollar. The foreign exchange losses (gains) for the periods presented were largely driven by the re-measurement of our net insurance related liabilities. The foreign exchange gains for the three and six months ended June 30, 2016 were primarily driven by the depreciation of pound sterling against the U.S dollar. The foreign exchange losses for the three months ended June 30, 2015 were primarily driven by appreciation of the euro and pound sterling against the U.S. dollar. The second quarter loss partially reduced the foreign exchange gains for the six months ended June 30, 2015, which were driven by significant depreciation of the euro and pound sterling in the first quarter of 2015.

Income Tax Expense (Benefit): Income tax expense (benefit) primarily results from income (loss) generated by our foreign operations in the United States and Europe. Our effective tax rate, which is calculated as income tax expense (benefit) divided by net income before tax, was 3.6% and (0.9)% in the three and six months ended June 30, 2016, compared to 2.4% and 0.5% in the three and six months ended June 30, 2015. This effective rate can vary between periods depending on the distribution of net income amongst tax jurisdictions, as well as other factors. The primary driver of the current quarter increase is the generation of consolidated pre-tax net income in our operations in Europe compared to a net loss in 2015, while the year-to-date decrease is driven by the reduction of a valuation allowance on European foreign tax credit carry forwards which resulted in the recognition of an income tax benefit as well as pre-tax net losses in the United States, partially offset by increased pre-tax net income in our European operations.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS (LOSSES)

Net Investment Income

The following table provides a breakdown of income earned from our cash and investment portfolio by major asset class:

	Three months ended June 30,			Six months ended June 30,
	2016	% Change	2015	2016	% Change	2015

Fixed maturities	$77,621	—%	$77,998	$153,596	7%	$144,086
Other investments	14,401	2%	14,102	(12,477)	nm	45,037
Equity securities	3,065	15%	2,674	8,210	89%	4,350
Mortgage loans	1,807	nm	281	3,492	nm	294
Cash and cash equivalents	1,868	11%	1,678	3,303	19%	2,777
Short-term investments	165	32%	125	371	91%	194
Gross investment income	98,927	2%	96,858	156,495	(20%)	196,738
Investment expense	(7,197)	(13%)	(8,314)	(15,599)	(3%)	(16,087)
Net investment income	$91,730	4%	$88,544	$140,896	(22%)	$180,651

Pre-tax yield:(1)
Fixed maturities	2.7%		2.6%	2.6%		2.4%

nm - not meaningful

(1)	Pre-tax yield is annualized and calculated as net investment income divided by the average month-end amortized cost balances for the periods indicated.

Fixed Maturities

The increase in year-to-date investment income from fixed maturities was due to an emphasis on longer duration assets and an improvement in CPI adjustments following the reduction in exposure to treasury inflation-protected securities.

Other Investments

The following table provides a breakdown of total net investment income from other investments:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Hedge, direct lending, private equity and real estate funds	$4,566	$8,992	$(23,331)	$33,840
Other privately held investments	(193)	—	(193)	—
CLO - Equities	10,028	5,110	11,047	11,197
Total net investment income from other investments	$14,401	$14,102	$(12,477)	$45,037

Pre-tax return on other investments(1)	1.7%	1.6%	(1.5%)	5.0%

(1)
The pre-tax return on other investments is non-annualized and calculated by dividing total net investment income from other investments by the average month-end fair value balances held for the periods indicated.

The total net investment income from other investments this quarter was comparable to the same period of 2015. The year-to-date decrease was primarily due to a decrease in income from hedge funds during the first quarter of 2016, with two hedge funds in particular reporting very poor performance.

Net Realized Investment Gains (Losses)

The following table provides a breakdown of net realized investment gains (losses):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

On sale of investments:
Fixed maturities and short-term investments	$15,841	$3,592	$(27,172)	$(23,838)
Equity securities	9,134	(93)	(2,113)	(179)
	24,975	3,499	(29,285)	(24,017)
OTTI charges recognized in earnings	(6,369)	(12,893)	(16,099)	(30,461)
Change in fair value of investment derivatives	2,404	(1,716)	(116)	816
Net realized investment gains (losses)	$21,010	$(11,110)	$(45,500)	$(53,662)

On sale of investments

Generally, sales of individual securities occur when there are changes in the relative value, credit quality or duration of a particular issue. We may also sell to rebalance our investment portfolio in order to change exposure to particular asset classes or sectors. Net gains during the current quarter are reflective of the improvement in pricing of our fixed maturities. Net losses year to date are primarily due to foreign exchange losses on non-U.S. denominated securities, as a result of the strengthening of the U.S. dollar.

OTTI charges

For the three months ended June 30, 2016, OTTI charges were driven by impairments on corporate debt securities and losses on non-U.S. denominated securities as a result of the decline in foreign exchange rates against the U.S. dollar. The six months ended June 30, 2016 also included impairments on high yield corporate debt securities which are exposed to the energy sector and exchange-traded funds (ETFs) which are unlikely to recover in the near term.

Change in fair value of investment derivatives

From time to time, we may economically hedge the foreign exchange exposure of non-U.S. denominated securities by entering into foreign exchange forward contracts. During the current quarter, our foreign exchange hedges resulted in $2 million of net gains which related primarily to securities denominated in pound sterling and the Mexican peso.

Total Return

The following table provides a breakdown of the total return on cash and investments for the period indicated:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net investment income	$91,730	$88,544	$140,896	$180,651
Net realized investments gains (losses)	21,010	(11,110)	(45,500)	(53,662)
Change in net unrealized gains/losses	55,674	(76,684)	268,497	(26,524)
Total	$168,414	$750	$363,893	$100,465

Average cash and investments(1)	$14,378,970	$14,841,426	$14,441,283	$14,909,598

Total return on average cash and investments, pre-tax:
Inclusive of investment related foreign exchange movements	1.2%	—%	2.5%	0.7%
Exclusive of investment related foreign exchange movements	1.4%	(0.3%)	2.7%	1.0%

(1)	The average cash and investments balance is calculated by taking the average of the month-end fair value balances held for the periods indicated.

CASH AND INVESTMENTS

The table below provides a breakdown of our cash and investments:

	June 30, 2016	December 31, 2015
	Fair Value	Fair Value

Fixed maturities	$11,563,216	$11,719,749
Equities	626,371	597,998
Mortgage loans	327,315	206,277
Other investments	865,406	816,756
Equity method investments	113,729	—
Short-term investments	41,086	34,406
Total investments	$13,537,123	$13,375,186

Cash and cash equivalents(1)	$993,472	$1,174,751

(1)	Includes restricted cash and cash equivalents of $201 million and $187 million at June 30, 2016 and at December 31, 2015, respectively.

The $162m increase in the fair value of our total investments was driven by the downward shift in sovereign yield curves and the tightening of credit spreads on both investment grade and high-yield corporate debt. This was partially offset by the funding of financing and operating activities.

The following provides a further analysis on our investment portfolio by asset classes:

Fixed Maturities

The following provides a breakdown of our investment in fixed maturities:

	June 30, 2016		December 31, 2015
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$1,515,378	13%	$1,651,949	14%
Non-U.S. government	642,815	6%	739,005	6%
Corporate debt	4,402,291	38%	4,362,769	37%
Agency RMBS	2,383,582	21%	2,249,236	19%
CMBS	1,081,035	9%	1,083,298	9%
Non-Agency RMBS	85,358	1%	101,008	1%
ABS	1,297,890	11%	1,371,270	12%
Municipals(1)	154,867	1%	161,214	2%
Total	$11,563,216	100%	$11,719,749	100%

Credit ratings:
U.S. government and agency	$1,515,378	13%	$1,651,949	14%
AAA(2)	4,384,586	38%	4,266,673	36%
AA	1,213,791	10%	1,273,941	11%
A	1,848,897	16%	2,065,192	18%
BBB	1,523,804	13%	1,442,938	12%
Below BBB(3)	1,076,760	10%	1,019,056	9%
Total	$11,563,216	100%	$11,719,749	100%

(1)	Includes bonds issued by states, municipalities, and political subdivisions.

(2)	Includes U.S. government-sponsored agency RMBS and CMBS.

(3)	Non-investment grade and non-rated securities.

At June 30, 2016, our fixed maturities had a weighted average credit rating of AA- (2015: AA-) and an average duration of 3.1 years (2015: 3.3 years). When incorporating short-term investments and cash and cash equivalents into the calculation (bringing the total to $12.6 billion), the average credit rating would be AA- (2015: AA-) and duration would be 2.9 years (2015: 3.0 years).

During the year, net unrealized gains (losses) on fixed maturities moved from a net unrealized loss of $178 million at December 31, 2015 to a net unrealized gain of $88 million at June 30, 2016.

Equities

During the year, net unrealized gains on equities increased from $22 million at December 31, 2015 to $25 million at June 30, 2016. The increase was due to an improvement in valuations reflective of performance of the global equity markets.

Mortgage Loans

During the year, we increased our investment in commercial mortgage loans to $327 million. The commercial mortgage loans are high quality and collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type to reduce the risk of concentration.

Other Investments

The composition of our other investments portfolio is summarized as follows:

	June 30, 2016		December 31, 2015

Hedge funds
Long/short equity funds	$126,579	15%	$154,348	19%
Multi-strategy funds	314,687	36%	355,073	43%
Event-driven funds	90,902	11%	147,287	18%
Leveraged bank loan funds	65	—%	65	—%
Total hedge funds	532,233	62%	656,773	80%

Direct lending funds	120,962	14%	90,120	11%
Private equity funds	93,722	11%	—	—%
Real estate funds	10,851	1%	4,929	1%
Total hedge, direct lending and real estate funds	757,768	88%	751,822	92%

Other privately held investments	41,755	5%	—	—%
CLO - Equities	65,883	7%	64,934	8%
Total other investments	$865,406	100%	$816,756	100%

The $125 million decrease in the fair value of our total hedge funds in 2016 was driven by $98 million of net redemptions and $27 million of price depreciation.

We have made total commitments of $310 million to managers of direct lending funds. To date, $118 million of our total commitment has been called. We have made a total commitment of $60 million as a limited partner in a multi-strategy hedge fund, of which $48 million has been called to date. We have made a total commitment of $100 million to a real estate fund, of which $10 million has been called to date.

During 2016, we made a total commitment of $135 million to a private equity fund, of which $94 million has been called to date.

Equity Method Investments

During 2016, we paid $104 million including direct transactions costs to acquire 18% of the common equity of Harrington Reinsurance Holdings Limited ("Harrington"), the parent company of Harrington Re Ltd. ("Harrington Re"), an independent reinsurance company jointly sponsored by AXIS Capital and The Blackstone Group L.P. ("Blackstone"). Harrington is not a variable interest entity and given that we have significant influence we account for our ownership in Harrington under the equity method of accounting.

The Company also has investments in other equity method investments with a carrying value of $10 million.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the ‘Liquidity and Capital Resources’ section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 for a general discussion of our liquidity and capital resources.

The following table summarizes our consolidated capital as at:

	June 30, 2016	December 31, 2015

Senior notes	$992,361	$991,825

Preferred shares	625,000	627,843
Common equity	5,339,183	5,239,039
Shareholders’ equity	5,964,183	5,866,882
Total capital	$6,956,544	$6,858,707

Ratio of debt to total capital	14.3%	14.5%

Ratio of debt and preferred equity to total capital	23.2%	23.6%

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

Common Equity

During the six months ended June 30, 2016, our common equity increased by $100 million. The following table reconciles our opening and closing common equity positions:

Six months ended June 30,	2016

Common equity - opening	$5,239,039
Net income	177,846
Shares repurchased for treasury	(323,050)
Change in unrealized appreciation on available for sale investments, net of tax	247,582
Settlement of accelerated share repurchase	60,000
Common share dividends	(66,458)
Preferred share dividends	(19,938)
Share-based compensation expense recognized in equity	18,804
Foreign currency translation adjustment	3,972
Cost of treasury shares reissued	1,386
Common equity - closing	$5,339,183

During the six months ended June 30, 2016, we repurchased 6.2 million common shares, including 4.8 million of common shares repurchased for a total of $263 million (including $250 million pursuant to our Board-authorized share repurchase program and $13 million relating to shares purchased in connection with the vesting of restricted stock awards granted under our 2007 Long-Term Equity Compensation Plan), and 1.4 million common shares acquired under the ASR which terminated on January 15, 2016. At July 27, 2016, the remaining authorization under the common share repurchase program approved by our Board of Directors was $500 million (refer to Part II, Item 2 'Unregistered Sales of Equity Securities and Use of Proceeds' for additional information).

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

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At June 30, 2016, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

NON-GAAP FINANCIAL MEASURES

In this report, we present operating income, consolidated underwriting income (loss), underwriting-related general and administrative expenses and amounts presented on a constant currency basis, which are “non-GAAP financial measures” as defined in Regulation G.

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

Amounts presented on a constant currency basis are calculated by applying the average foreign exchange rate from the current year to the prior year balance.

Operating income, diluted operating income per common share and operating ROACE can be reconciled to the nearest GAAP financial measures as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net income available to common shareholders	$119,491	$63,349	$157,908	$219,153
Net realized investment (gains) losses, net of tax(1)	(16,419)	9,552	45,393	51,546
Foreign exchange losses (gains), net of tax(2)	(55,589)	20,680	(54,542)	(41,046)
Operating income	$47,483	$93,581	$148,759	$229,653

Earnings per common share - diluted	$1.29	$0.63	$1.69	$2.17
Net realized investment (gains) losses, net of tax	(0.18)	0.09	0.48	0.51
Foreign exchange losses (gains), net of tax	(0.60)	0.21	(0.58)	(0.41)
Operating income per common share - diluted	$0.51	$0.93	$1.59	$2.27

Weighted average common shares and common share equivalents - diluted(3)	92,558	101,160	93,705	101,151

Average common shareholders’ equity	$5,332,221	$5,335,018	$5,289,111	$5,256,997

ROACE (annualized)	9.0%	4.7%	6.0%	8.3%

Operating ROACE (annualized)	3.6%	7.0%	5.6%	8.7%

(1)
Tax cost (benefit) of $4,591 and ($1,558) for the three months ended June 30, 2016 and 2015, respectively, and ($107) and ($2,116) for the six months ended June 30, 2016 and 2015, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.

(2)
Tax cost (benefit) of $1,013 and ($1,428) for the three months ended June 30, 2016 and 2015, respectively, and $1,444 and $66 for the six months ended June 30, 2016 and 2015, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.

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

We present our results of operations in the way we believe will be most meaningful and useful to investors, analysts, rating agencies and others who use our financial information to evaluate our performance. This includes the presentation of “operating income”, (in total and on a per share basis), “annualized operating ROACE” (which is based on the “operating income” measure) and “consolidated underwriting income (loss)”, which incorporates “underwriting-related general and administrative expenses”.

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

Foreign Currency Risk
The table below provides a sensitivity analysis of our total net foreign currency exposures.

	AUD	NZD	CAD	EUR	GBP	JPY	Other	Total

At June 30, 2016
Net managed assets (liabilities), excluding derivatives	$93,880	$(17,022)	$86,851	$(91,701)	$18,120	$27,688	$107,272	$225,088
Foreign currency derivatives, net	(85,282)	18,519	(122,698)	183,811	(10,611)	(30,526)	11,439	(35,348)
Net managed foreign currency exposure	8,598	1,497	(35,847)	92,110	7,509	(2,838)	118,711	189,740
Other net foreign currency exposure	2,002	—	—	21,393	1,485	—	59,941	84,821
Total net foreign currency exposure	$10,600	$1,497	$(35,847)	$113,503	$8,994	$(2,838)	$178,652	$274,561
Net foreign currency exposure as a percentage of total shareholders’ equity	0.2%	—%	(0.6%)	1.9%	0.2%	—%	3.0%	4.6%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$1,060	$150	$(3,585)	$11,350	$899	$(284)	$17,865	$27,455

(1)	Assumes 10% change in underlying currencies relative to the U.S. dollar.

Total Net Foreign Currency Exposure

At June 30, 2016, our total net foreign currency exposure was $275 million net long, driven by increases in our exposures to the euro and other non-core currencies primarily due to new business written during the first half of 2016.

ITEM 4.     CONTROLS AND PROCEDURES

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2016. Based upon that evaluation, there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the number of shares we repurchased during the three months ended June 30, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES

Common Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Announced Plans or Programs(2)

April 1-30, 2016	103	$53.45	97	$619.8 million
May 1-31, 2016	1,423	$54.22	1,411	$543.3 million
June 1-30, 2016	811	$54.71	792	$500.0 million
Total	2,337		2,300	$500.0 million

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
†101
The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015; (iv) Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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
Dated: July 27, 2016

AXIS CAPITAL HOLDINGS LIMITED
By:	/S/ ALBERT BENCHIMOL
Albert Benchimol
President and Chief Executive Officer

/S/ JOSEPH HENRY
Joseph Henry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)