Form 10-Q
period 2016-09-30
AXIS CAPITAL HOLDINGS LTD
filed 2016-10-27
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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
As of October 19, 2016, there were 88,445,095 Common Shares, $0.0125 par value per share, of the registrant outstanding.

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
These statements involve risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:

•	the occurrence and magnitude of natural and man-made disasters,

•	actual claims exceeding our loss reserves,

•	general economic, capital and credit market conditions,

•	the failure of any of the loss limitation methods we employ,

•	the effects of emerging claims, coverage and regulatory issues, including uncertainty related to coverage definitions, limits, terms and conditions,

•	the failure of our cedants to adequately evaluate risks,

•	inability to obtain additional capital on favorable terms, or at all,

•	the loss of one or more key executives,

•	a decline in our ratings with rating agencies,

•	loss of business provided to us by our major brokers,

•	changes in accounting policies or practices,

•	the use of industry catastrophe models and changes to these models,

•	changes in governmental regulations,

•	increased competition,

•	changes in the political environment of certain countries in which we operate or underwrite business including the United Kingdom’s expected withdrawal from the European Union,

•	fluctuations in interest rates, credit spreads, equity prices and/or currency values, and

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

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

	2016	2015
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2016: $11,462,399; 2015: $11,897,639)	$11,566,860	$11,719,749
Equity securities, available for sale, at fair value (Cost 2016: $600,604; 2015: $575,776)	644,344	597,998
Mortgage loans, held for investment, at amortized cost and fair value	332,753	206,277
Other investments, at fair value	847,262	816,756
Equity method investments	111,295	10,932
Short-term investments, at amortized cost and fair value	39,877	34,406
Total investments	13,542,391	13,386,118
Cash and cash equivalents	848,200	988,133
Restricted cash and cash equivalents	229,063	186,618
Accrued interest receivable	71,096	73,729
Insurance and reinsurance premium balances receivable	2,694,976	1,967,535
Reinsurance recoverable on unpaid and paid losses	2,336,741	2,096,104
Deferred acquisition costs	545,618	471,782
Prepaid reinsurance premiums	582,551	396,201
Receivable for investments sold	2,285	26,478
Goodwill and intangible assets	85,501	86,858
Other assets	283,969	302,335
Total assets	$21,222,391	$19,981,891

Liabilities
Reserve for losses and loss expenses	$9,874,807	$9,646,285
Unearned premiums	3,453,655	2,760,889
Insurance and reinsurance balances payable	461,519	356,417
Senior notes	992,633	991,825
Payable for investments purchased	141,245	9,356
Other liabilities	272,874	350,237
Total liabilities	15,196,733	14,115,009

Shareholders’ equity
Preferred shares	625,000	627,843
Common shares (2016: 176,575; 2015: 176,240 shares issued and 2016: 88,439; 2015: 96,066 shares outstanding)	2,206	2,202
Additional paid-in capital	2,307,866	2,241,388
Accumulated other comprehensive income (loss)	98,505	(188,465)
Retained earnings	6,430,573	6,194,353
Treasury shares, at cost (2016: 88,136; 2015: 80,174 shares)	(3,438,492)	(3,010,439)
Total shareholders’ equity	6,025,658	5,866,882

Total liabilities and shareholders’ equity	$21,222,391	$19,981,891

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	Three months ended		Nine months ended
	2016	2015	2016	2015
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$934,415	$919,341	$2,783,746	$2,764,605
Net investment income	116,923	45,685	257,818	226,336
Other insurance related income	5,944	1,158	4,850	12,319
Termination fee received	—	280,000	—	280,000
Net realized investment gains (losses):
Other-than-temporary impairment ("OTTI") losses	(4,247)	(32,301)	(20,346)	(62,762)
Other realized investment gains (losses)	9,452	(37,656)	(19,949)	(60,856)
Total net realized investment gains (losses)	5,205	(69,957)	(40,295)	(123,618)
Total revenues	1,062,487	1,176,227	3,006,119	3,159,642

Expenses
Net losses and loss expenses	532,328	560,387	1,663,584	1,652,868
Acquisition costs	189,810	182,744	559,570	537,549
General and administrative expenses	142,906	144,727	439,554	456,451
Foreign exchange gains	(13,795)	(28,088)	(69,781)	(69,200)
Interest expense and financing costs	12,839	12,918	38,586	38,114
Reorganization and related expenses	—	45,867	—	45,867
Total expenses	864,088	918,555	2,631,513	2,661,649

Income before income taxes and interest in income (loss) of equity method investments	198,399	257,672	374,606	497,993
Income tax expense	9,352	30	7,712	1,155
Interest in loss of equity method investments	(2,434)	—	(2,434)	—
Net income	186,613	257,642	364,460	496,838
Preferred share dividends	9,969	10,022	29,906	30,066
Net income available to common shareholders	$176,644	$247,620	$334,554	$466,772

Per share data
Net income per common share:
Basic net income	$1.97	$2.52	$3.64	$4.69
Diluted net income	$1.96	$2.50	$3.61	$4.65
Weighted average number of common shares outstanding - basic	89,621	98,226	91,852	99,464
Weighted average number of common shares outstanding - diluted	90,351	99,124	92,579	100,468
Cash dividends declared per common share	$0.35	$0.29	$1.05	$0.87

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	Three months ended		Nine months ended
	2016	2015	2016	2015
	(in thousands)
Net income	$186,613	$257,642	$364,460	$496,838
Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized investment gains (losses) arising during the period	36,336	(99,711)	238,656	(176,938)
Adjustment for reclassification of net realized investment gains (losses) and OTTI losses recognized in net income	(2,642)	74,810	42,620	128,770
Unrealized investment gains (losses) arising during the period, net of reclassification adjustment	33,694	(24,901)	281,276	(48,168)
Foreign currency translation adjustment	1,722	(14,626)	5,694	(23,851)
Total other comprehensive income (loss), net of tax	35,416	(39,527)	286,970	(72,019)
Comprehensive income	$222,029	$218,115	$651,430	$424,819

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	2016	2015
	(in thousands)
Preferred shares
Balance at beginning of period	$627,843	$627,843
Shares repurchased	(2,843)	—
Balance at end of period	625,000	627,843

Common shares (par value)
Balance at beginning of period	2,202	2,191
Shares issued	4	11
Balance at end of period	2,206	2,202

Additional paid-in capital
Balance at beginning of period	2,241,388	2,285,016
Shares issued - common shares	(4)	2,472
Cost of treasury shares reissued	(19,647)	(17,674)
Settlement of accelerated share repurchase	60,000	(60,000)
Stock options exercised	—	558
Share-based compensation expense	26,129	19,906
Balance at end of period	2,307,866	2,230,278

Accumulated other comprehensive income (loss)
Balance at beginning of period	(188,465)	(45,574)
Unrealized gains (losses) on available for sale investments, net of tax:
Balance at beginning of period	(149,585)	(28,192)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	281,276	(48,168)
Non-credit portion of OTTI losses	—	—
Balance at end of period	131,691	(76,360)
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	(38,880)	(17,382)
Foreign currency translation adjustments	5,694	(23,851)
Balance at end of period	(33,186)	(41,233)
Balance at end of period	98,505	(117,593)

Retained earnings
Balance at beginning of period	6,194,353	5,715,504
Net income	364,460	496,838
Preferred share dividends	(29,906)	(30,066)
Common share dividends	(98,334)	(88,379)
Balance at end of period	6,430,573	6,093,897

Treasury shares, at cost
Balance at beginning of period	(3,010,439)	(2,763,859)
Shares repurchased for treasury	(449,086)	(264,076)
Cost of treasury shares reissued	21,033	17,674
Balance at end of period	(3,438,492)	(3,010,261)

Total shareholders’ equity	$6,025,658	$5,826,366

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income	$364,460	$496,838
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses	40,295	123,618
Net realized and unrealized gains on other investments	(23,117)	(17,616)
Amortization of fixed maturities	51,660	75,645
Interest in loss of equity method investments	2,434	—
Other amortization and depreciation	17,370	26,219
Share-based compensation expense, net of cash payments	28,580	25,435
Changes in:
Accrued interest receivable	3,286	7,128
Reinsurance recoverable balances	(163,212)	(158,362)
Deferred acquisition costs	(73,759)	(77,348)
Prepaid reinsurance premiums	(184,648)	(69,016)
Reserve for loss and loss expenses	216,828	212,066
Unearned premiums	682,686	380,610
Insurance and reinsurance balances, net	(623,170)	(330,128)
Other items	(74,383)	7,841
Net cash provided by operating activities	265,310	702,930

Cash flows from investing activities:
Purchases of:
Fixed maturities	(6,624,573)	(8,110,841)
Equity securities	(295,827)	(240,415)
Mortgage loans	(131,087)	(129,431)
Other investments	(177,500)	(61,591)
Equity method investments	(103,548)	—
Short-term investments	(81,479)	(34,147)
Proceeds from the sale of:
Fixed maturities	6,067,663	6,797,585
Equity securities	296,182	112,794
Other investments	170,111	244,353
Short-term investments	67,408	112,694
Proceeds from redemption of fixed maturities	977,852	1,107,175
Proceeds from redemption of short-term investments	8,185	22,337
Proceeds from the repayment of mortgage loans	4,808	—
Purchase of other assets	(19,055)	(18,401)
Change in restricted cash and cash equivalents	(42,445)	27,996
Net cash provided by (used in) investing activities	116,695	(169,892)

Cash flows from financing activities:
Repurchase of common shares	(389,086)	(332,097)
Dividends paid - common shares	(100,670)	(89,611)
Dividends paid - preferred shares	(29,940)	(30,066)
Repurchase of preferred shares	(2,843)	—
Proceeds from issuance of common shares	8	3,042
Net cash used in financing activities	(522,531)	(448,732)

Effect of exchange rate changes on foreign currency cash and cash equivalents	593	(13,883)
Increase (decrease) in cash and cash equivalents	(139,933)	70,423
Cash and cash equivalents - beginning of period	988,133	921,830
Cash and cash equivalents - end of period	$848,200	$992,253

Supplemental disclosures of cash flow information: Total consideration paid for a quota share and adverse development reinsurance cover was $170 million of which $92 million was settled by transfer of securities and was treated as a non cash activity on the Consolidated Statement of Cash Flows.

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

The consolidated balance sheet at September 30, 2016 and the consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for the periods ended September 30, 2016 and 2015 have not been audited. The balance sheet at December 31, 2015 is derived from our audited financial statements.

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

Equity Method Investments

Investments in which the Company has significant influence over the operating and financial policies of the investee are classified as equity method investments and are accounted for using the equity method of accounting. In applying the equity method of accounting, investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of net income or loss of the investee. Adjustments are based on the most recently available financial information from the investee.Changes in the carrying value of such investments are recorded in net income as interest in income (loss) of equity method investments.

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

Investments Measured Using The Net Asset Value Per Share ("NAV") Practical Expedient

Effective January 1, 2016, the Company adopted ASU 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent)" issued by the FASB. This guidance eliminated the requirement to categorize investments measured using the net asset value ("NAV") practical expedient in the fair value hierarchy table. As this new guidance related solely to disclosures, the adoption did not impact our results of operations, financial condition or liquidity. The updated disclosures have been provided in Note 4 'Fair Value Measurements'.

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

Cash Flows

In August 2016, the FASB issued new guidance to clarify how certain cash receipts and cash payments should be classified on the statement of cash flows. This guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted. The adoption of this guidance is not expected to impact our results of operations, financial condition or liquidity.

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

The following tables summarize the underwriting results of our reportable segments, as well as the carrying values of allocated goodwill and intangible assets:

	2016			2015
Three months ended and at September 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$675,430	$284,532	$959,962	$606,704	$329,879	$936,583
Net premiums written	433,131	162,300	595,431	381,118	296,099	677,217
Net premiums earned	444,691	489,724	934,415	444,550	474,791	919,341
Other insurance related income	39	5,905	5,944	542	616	1,158
Net losses and loss expenses	(273,226)	(259,102)	(532,328)	(283,272)	(277,115)	(560,387)
Acquisition costs	(61,755)	(128,055)	(189,810)	(69,118)	(113,626)	(182,744)
General and administrative expenses	(84,588)	(29,635)	(114,223)	(85,814)	(35,309)	(121,123)
Underwriting income	$25,161	$78,837	103,998	$6,888	$49,357	56,245

Corporate expenses			(28,683)			(23,604)
Net investment income			116,923			45,685
Net realized investment gains (losses)			5,205			(69,957)
Foreign exchange gains			13,795			28,088
Interest expense and financing costs			(12,839)			(12,918)
Termination fee received			—			280,000
Reorganization and related expenses			—			(45,867)
Income before income taxes and interest in income (loss) of equity method investments			$198,399			$257,672

Net loss and loss expense ratio	61.4%	52.9%	57.0%	63.7%	58.4%	61.0%
Acquisition cost ratio	13.9%	26.1%	20.3%	15.5%	23.9%	19.9%
General and administrative expense ratio	19.1%	6.1%	15.3%	19.4%	7.4%	15.7%
Combined ratio	94.4%	85.1%	92.6%	98.6%	89.7%	96.6%

Goodwill and intangible assets	$85,501	$—	$85,501	$87,329	$—	$87,329

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	SEGMENT INFORMATION (CONTINUED)

	2016			2015
Nine months ended and at September 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$2,112,796	$2,126,762	$4,239,558	$1,970,554	$1,833,374	$3,803,928
Net premiums written	1,433,058	1,855,529	3,288,587	1,352,122	1,727,185	3,079,307
Net premiums earned	1,322,649	1,461,097	2,783,746	1,344,339	1,420,266	2,764,605
Other insurance related income (loss)	(57)	4,907	4,850	811	11,508	12,319
Net losses and loss expenses	(853,771)	(809,813)	(1,663,584)	(866,580)	(786,288)	(1,652,868)
Acquisition costs	(184,982)	(374,588)	(559,570)	(200,493)	(337,056)	(537,549)
General and administrative expenses	(252,652)	(99,980)	(352,632)	(261,924)	(110,701)	(372,625)
Underwriting income	$31,187	$181,623	212,810	$16,153	$197,729	213,882

Corporate expenses			(86,922)			(83,826)
Net investment income			257,818			226,336
Net realized investment losses			(40,295)			(123,618)
Foreign exchange gains			69,781			69,200
Interest expense and financing costs			(38,586)			(38,114)
Termination fee received			—			280,000
Reorganization and related expenses			—			(45,867)
Income before income taxes and interest in income (loss) of equity method investments			$374,606			$497,993

Net loss and loss expense ratio	64.6%	55.4%	59.8%	64.5%	55.4%	59.8%
Acquisition cost ratio	14.0%	25.6%	20.1%	14.9%	23.7%	19.4%
General and administrative expense ratio	19.0%	6.9%	15.8%	19.5%	7.8%	16.5%
Combined ratio	97.6%	87.9%	95.7%	98.9%	86.9%	95.7%

Goodwill and intangible assets	$85,501	$—	$85,501	$87,329	$—	$87,329

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS

a)     Fixed Maturities and Equities

The amortized cost or cost and fair values of our fixed maturities and equities were as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit OTTI in AOCI(5)

At September 30, 2016
Fixed maturities
U.S. government and agency	$1,542,943	$22,349	$(2,415)	$1,562,877	$—
Non-U.S. government	620,601	4,799	(43,344)	582,056	—
Corporate debt	4,516,290	87,184	(34,974)	4,568,500	—
Agency RMBS(1)	2,473,832	49,661	(762)	2,522,731	—
CMBS(2)	877,732	18,546	(2,003)	894,275	—
Non-Agency RMBS	71,842	1,636	(1,648)	71,830	(870)
ABS(3)	1,234,292	4,028	(2,724)	1,235,596	—
Municipals(4)	124,867	4,215	(87)	128,995	—
Total fixed maturities	$11,462,399	$192,418	$(87,957)	$11,566,860	$(870)

Equity securities
Common stocks	$379	$38	$(348)	$69
Exchange-traded funds	463,655	41,611	(1,060)	504,206
Bond mutual funds	136,570	3,499	—	140,069
Total equity securities	$600,604	$45,148	$(1,408)	$644,344

At December 31, 2015
Fixed maturities
U.S. government and agency	$1,673,617	$1,545	$(23,213)	$1,651,949	$—
Non-U.S. government	809,025	2,312	(72,332)	739,005	—
Corporate debt	4,442,315	16,740	(96,286)	4,362,769	—
Agency RMBS(1)	2,236,138	22,773	(9,675)	2,249,236	—
CMBS(2)	1,088,595	3,885	(9,182)	1,083,298	—
Non-Agency RMBS	99,989	1,992	(973)	101,008	(875)
ABS(3)	1,387,919	952	(17,601)	1,371,270	—
Municipals(4)	160,041	2,319	(1,146)	161,214	—
Total fixed maturities	$11,897,639	$52,518	$(230,408)	$11,719,749	$(875)

Equity securities
Common stocks	$—	$—	$—	$—
Exchange-traded funds	447,524	31,211	(4,762)	473,973
Bond mutual funds	128,252	—	(4,227)	124,025
Total equity securities	$575,776	$31,211	$(8,989)	$597,998

(1)	Residential mortgage-backed securities (RMBS) originated by U.S. agencies.

(2)	Commercial mortgage-backed securities (CMBS).

(3)
Asset-backed securities (ABS) include debt tranched securities collateralized primarily by auto loans, student loans, credit cards, and other asset types. This asset class also includes collateralized loan obligations (CLOs) and collateralized debt obligations (CDOs).

(4)	Municipals include bonds issued by states, municipalities and political subdivisions.

(5)
Represents the non-credit component of the other-than-temporary impairment (OTTI) losses, adjusted for subsequent sales, maturities and redemptions. It does not include the change in fair value subsequent to the impairment measurement date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

In the normal course of investing activities, we actively manage allocations to non-controlling tranches of structured securities (variable interests) issued by VIEs. These structured securities include RMBS, CMBS and ABS and are included in the above table. Additionally, within our other investments portfolio, we also invest in limited partnerships (hedge funds, direct lending funds, real estate funds and private equity funds) and CLO equity tranched securities, which are all variable interests issued by VIEs (see Note 3(c)). For these variable interests, we do not have the power to direct the activities that are most significant to the economic performance of the VIEs therefore we are not the primary beneficiary of any of these VIEs. Our maximum exposure to loss on these interests is limited to the amount of our investment. We have not provided financial or other support with respect to these structured securities other than our original investment.

Contractual Maturities

The contractual maturities of fixed maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value	% of Total Fair Value

At September 30, 2016
Maturity
Due in one year or less	$363,821	$356,706	3.0%
Due after one year through five years	3,809,515	3,801,104	32.9%
Due after five years through ten years	2,286,970	2,330,895	20.2%
Due after ten years	344,395	353,723	3.1%
	6,804,701	6,842,428	59.2%
Agency RMBS	2,473,832	2,522,731	21.8%
CMBS	877,732	894,275	7.7%
Non-Agency RMBS	71,842	71,830	0.6%
ABS	1,234,292	1,235,596	10.7%
Total	$11,462,399	$11,566,860	100.0%

At December 31, 2015
Maturity
Due in one year or less	$291,368	$289,571	2.5%
Due after one year through five years	4,217,515	4,142,802	35.3%
Due after five years through ten years	2,263,684	2,181,525	18.6%
Due after ten years	312,431	301,039	2.6%
	7,084,998	6,914,937	59.0%
Agency RMBS	2,236,138	2,249,236	19.2%
CMBS	1,088,595	1,083,298	9.2%
Non-Agency RMBS	99,989	101,008	0.9%
ABS	1,387,919	1,371,270	11.7%
Total	$11,897,639	$11,719,749	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

 Gross Unrealized Losses

The following table summarizes fixed maturities and equities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

At September 30, 2016
Fixed maturities
U.S. government and agency	$55,000	$(1,635)	$422,681	$(780)	$477,681	$(2,415)
Non-U.S. government	104,441	(24,061)	254,694	(19,283)	359,135	(43,344)
Corporate debt	285,848	(26,202)	639,722	(8,772)	925,570	(34,974)
Agency RMBS	80,375	(556)	121,203	(206)	201,578	(762)
CMBS	99,004	(1,260)	173,795	(743)	272,799	(2,003)
Non-Agency RMBS	10,184	(1,306)	5,187	(342)	15,371	(1,648)
ABS	518,647	(2,253)	50,402	(471)	569,049	(2,724)
Municipals	2,384	(18)	15,567	(69)	17,951	(87)
Total fixed maturities	$1,155,883	$(57,291)	$1,683,251	$(30,666)	$2,839,134	$(87,957)

Equity securities
Common stocks	$—	$—	$31	$(348)	$31	$(348)
Exchange-traded funds	6,153	(425)	39,097	(635)	45,250	(1,060)
Bond mutual funds	—	—	—	—	—	—
Total equity securities	$6,153	$(425)	$39,128	$(983)	$45,281	$(1,408)

At December 31, 2015
Fixed maturities
U.S. government and agency	$84,179	$(7,622)	$1,474,202	$(15,591)	$1,558,381	$(23,213)
Non-U.S. government	170,269	(50,841)	317,693	(21,491)	487,962	(72,332)
Corporate debt	340,831	(33,441)	2,845,375	(62,845)	3,186,206	(96,286)
Agency RMBS	64,792	(1,609)	1,073,566	(8,066)	1,138,358	(9,675)
CMBS	75,627	(1,579)	659,480	(7,603)	735,107	(9,182)
Non-Agency RMBS	5,283	(210)	43,199	(763)	48,482	(973)
ABS	562,599	(11,158)	667,448	(6,443)	1,230,047	(17,601)
Municipals	14,214	(310)	64,104	(836)	78,318	(1,146)
Total fixed maturities	$1,317,794	$(106,770)	$7,145,067	$(123,638)	$8,462,861	$(230,408)

Equity securities
Common stocks	$—	$—	$—	$—	$—	$—
Exchange-traded funds	2,331	(313)	110,972	(4,449)	113,303	(4,762)
Bond mutual funds	—	—	124,025	(4,227)	124,025	(4,227)
Total equity securities	$2,331	$(313)	$234,997	$(8,676)	$237,328	$(8,989)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

Fixed Maturities

At September 30, 2016, 935 fixed maturities (2015: 2,314) were in an unrealized loss position of $88 million (2015: $230 million), of which $13 million (2015: $39 million) was related to securities below investment grade or not rated.

At September 30, 2016, 399 (2015: 383) securities had been in a continuous unrealized loss position for 12 months or greater and had a fair value of $1,156 million (2015: $1,318 million). Following our credit impairment review, we concluded that these securities as well as the remaining securities in an unrealized loss position in the above table were temporarily impaired at September 30, 2016, and were expected to recover in value as the securities approach maturity. Further, at September 30, 2016, we did not intend to sell these securities in an unrealized loss position and it is more likely than not that we will not be required to sell these securities before the anticipated recovery of their amortized costs.

Equity Securities

At September 30, 2016, 20 securities (2015: 35) were in an unrealized loss position of $1 million (2015: $9 million).

At September 30, 2016, 5 securities (2015: 1) were in a continuous unrealized loss position for 12 months or greater. Based on our impairment review process and our ability and intent to hold these securities for a reasonable period of time sufficient for a full recovery, we concluded that the above equities in an unrealized loss position were temporarily impaired at September 30, 2016.

b) Mortgage Loans

The following table provides a breakdown of our mortgage loans held-for-investment:

	September 30, 2016		December 31, 2015
	Carrying Value	% of Total	Carrying Value	% of Total

Mortgage Loans held-for-investment:
Commercial	$332,753	100%	$206,277	100%
	332,753	100%	206,277	100%
Valuation allowances	—	—%	—	—%
Total Mortgage Loans held-for-investment	$332,753	100%	$206,277	100%

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

We have a high quality mortgage portfolio with debt service coverage ratios in excess of 1.1x and loan-to-value ratios of less than 70%; there are no credit losses associated with the commercial mortgage loans that we hold at September 30, 2016.

There are no past due amounts at September 30, 2016.

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

c) Other Investments

The following table provides a breakdown of our investments in hedge funds, direct lending funds, private equity funds, real estate funds, CLO Equities and other privately held investments, together with additional information relating to the liquidity of each category:

	Fair Value		Redemption Frequency (if currently eligible)	Redemption Notice Period

At September 30, 2016
Long/short equity funds	$139,460	16%	Quarterly, Semi-annually, Annually	45-60 days
Multi-strategy funds	281,153	33%	Quarterly, Semi-annually	60-95 days
Event-driven funds	94,012	11%	Quarterly, Annually	45-60 days
Leveraged bank loan funds	—	—%	n/a	n/a
Direct lending funds	125,002	15%	n/a	n/a
Private equity funds	89,170	11%	n/a	n/a
Real estate funds	11,782	1%	n/a	n/a
CLO - Equities	63,783	8%	n/a	n/a
Other privately held investments	42,900	5%	n/a	n/a
Total other investments	$847,262	100%

At December 31, 2015
Long/short equity funds	$154,348	19%	Quarterly, Semi-annually, Annually	45-60 days
Multi-strategy funds	355,073	43%	Quarterly, Semi-annually	60-95 days
Event-driven funds	147,287	18%	Quarterly, Annually	45-60 days
Leveraged bank loan funds	65	—%	n/a	n/a
Direct lending funds	90,120	11%	n/a	n/a
Private equity funds	—	—%	n/a	n/a
Real estate funds	4,929	1%	n/a	n/a
CLO - Equities	64,934	8%	n/a	n/a
Other privately held investments	—	—%	n/a	n/a
Total other investments	$816,756	100%

n/a - not applicable

The investment strategies for the above funds are as follows:

•	Long/short equity funds: Seek to achieve attractive returns primarily by executing an equity trading strategy involving both long and short investments in publicly-traded equities.

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

Two common redemption restrictions which may impact our ability to redeem our hedge funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund's net assets which may otherwise hinder the general partner or investment manager's ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During 2016 and 2015, neither of these restrictions impacted our redemption requests. At September 30, 2016, $87 million (2015: $66 million), representing 17% (2015: 10%) of our total hedge funds, relate to holdings where we are still within the lockup period. The expiration of these lockup periods range from September 2016 to March 2019.

At September 30, 2016, we have $189 million (2015: $222 million) of unfunded commitments within our other investments portfolio relating to our future investments in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from 5-10 years and the General Partners of certain funds have the option to extend the term by up to three years.
At September 30, 2016, we have $12 million (2015: $12 million) of unfunded commitments as a limited partner in a multi-strategy hedge fund. Once the full amount of committed capital has been called by the General Partner, the assets will not be fully returned until the completion of the fund's investment term which ends in March, 2019. The General Partner then has the option to extend the term by up to three years.
At September 30, 2016, we have $90 million (2015: $95 million) of unfunded commitments as a limited partner in a fund which invests in real estate and real estate securities and businesses. The fund is subject to a three year commitment period and a total fund life of eight years during which time we are not eligible to redeem our investment.

During 2016, we made a $135 million commitment as a limited partner in a private equity fund. At September 30, 2016, $40 million of our commitment remains unfunded and the current fair value of the funds called to date are included in the private equity funds line of the table above. The fund invests in underlying private equity funds and the life of the fund is subject to the dissolution of the underlying funds. We expect the overall holding period to be over ten years.

During 2015, we made a $50 million commitment as a limited partner of a bank revolver opportunity fund. The fund is subject to an investment term of seven years and the General Partners have the option to extend the term by up to two years. At September 30, 2016, this commitment remains unfunded. It is not anticipated that the full amount of this fund will be drawn.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

d) Equity Method Investments

During 2016, we paid $104 million including direct transaction costs to acquire 18% of the common equity of Harrington Reinsurance Holdings Limited ("Harrington"), the parent company of Harrington Re Ltd. ("Harrington Re"), an independent reinsurance company jointly sponsored by AXIS Capital and The Blackstone Group L.P. ("Blackstone"). Through long-term service agreements, AXIS Capital will serve as Harrington Re's reinsurance underwriting manager and Blackstone will serve as exclusive investment management service provider. As an investor, we expect to benefit from underwriting profit generated by Harrington Re and the income and capital appreciation Blackstone seeks to deliver through its investment management services. In addition, we have entered into an arrangement with Blackstone under which underwriting and investment related fees will be shared equally. Harrington is not a variable interest entity and given that we exercise significant influence over this investee we account for our ownership in Harrington under the equity method of accounting. The Company's proportionate share of the underlying equity in net assets resulted in a basis difference of $5 million which represents initial transactions costs.

The Company also has investments in other equity method investments with a carrying value of $9 million.

e) Net Investment Income

Net investment income was derived from the following sources:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Fixed maturities	$75,827	$75,980	$229,423	$220,066
Other investments	38,248	(27,421)	25,770	17,616
Equity securities	4,633	3,445	12,843	7,795
Mortgage loans	2,191	482	5,683	776
Cash and cash equivalents	3,768	993	7,071	3,770
Short-term investments	337	83	708	277
Gross investment income	125,004	53,562	281,498	250,300
Investment expenses	(8,081)	(7,877)	(23,680)	(23,964)
Net investment income	$116,923	$45,685	$257,818	$226,336

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

f) Net Realized Investment Gains (Losses)

The following table provides an analysis of net realized investment gains (losses):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Gross realized gains
Fixed maturities and short-term investments	$26,211	$12,126	$67,833	$44,853
Equities	5,570	232	18,804	447
Gross realized gains	31,781	12,358	86,637	45,300
Gross realized losses
Fixed maturities and short-term investments	(21,908)	(54,867)	(90,702)	(111,432)
Equities	(576)	(1,559)	(15,923)	(1,952)
Gross realized losses	(22,484)	(56,426)	(106,625)	(113,384)
Net OTTI recognized in earnings	(4,247)	(32,301)	(20,346)	(62,762)
Change in fair value of investment derivatives(1)	155	6,412	39	7,228
Net realized investment gains (losses)	$5,205	$(69,957)	$(40,295)	$(123,618)

(1) Refer to Note 5 – Derivative Instruments

The following table summarizes the OTTI recognized in earnings by asset class:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Fixed maturities:
Non-U.S. government	$2,456	$1,295	$2,953	$2,717
Corporate debt	1,791	20,587	14,833	38,396
Non-Agency RMBS	—	—	—	4
ABS	—	84	—	124
	4,247	21,966	17,786	41,241
Equity Securities
Exchange-traded funds	—	10,335	2,560	10,335
Bond mutual funds	—	—	—	11,186
	—	10,335	2,560	21,521
Total OTTI recognized in earnings	$4,247	$32,301	$20,346	$62,762

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

The following table provides a roll forward of the credit losses, before income taxes, for which a portion of the OTTI was recognized in AOCI:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Balance at beginning of period	$1,513	$1,564	$1,506	$1,531
Credit impairments recognized on securities not previously impaired	—	—	—	—
Additional credit impairments recognized on securities previously impaired	—	—	7	33
Change in timing of future cash flows on securities previously impaired	—	—	—	—
Intent to sell of securities previously impaired	—	—	—	—
Securities sold/redeemed/matured	(33)	(43)	(33)	(43)
Balance at end of period	$1,480	$1,521	$1,480	$1,521

g) Reverse Repurchase Agreements

At September 30, 2016, we held $160 million (December 31, 2015: $30 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents on our consolidated balance sheet. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, we receive principal and interest income. We monitor the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction.

Fair Value Hierarchy

Fair value is defined as the price to sell an asset or transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants. We use a fair value hierarchy that gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. The level in the hierarchy within which a given fair value measurement falls is determined based on the lowest level input that is significant to the measurement. The hierarchy is broken down into three levels as follows:

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

We used the following valuation techniques including significant inputs and assumptions in estimating the fair value of our financial instruments as well as the general classification of such financial instruments pursuant to the above fair value hierarchy.

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

The valuation techniques including significant inputs generally used to determine the fair value of our fixed maturities by asset class as well as the classification in the fair value hierarchy are described in detail below.

U.S. government and agency

U.S. government and agency securities consist primarily of bonds issued by the U.S. Treasury and mortgage pass-through agencies such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. As the fair values of U.S. Treasury securities are based on unadjusted market prices in active markets, these securities are classified within Level 1. The fair values of U.S. government agency securities are priced using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads for these securities are observable market inputs, the fair values of U.S. government agency securities are classified within Level 2.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS

Non-U.S. government

Non-U.S. government securities comprise bonds issued by non-U.S. governments and their agencies along with supranational organizations (collectively also known as sovereign debt securities). The fair values of these securities are based on prices obtained from international indices or a valuation model which uses inputs including interest rate yield curves, cross-currency basis index spreads, and country credit spreads for structures similar to the sovereign bond in terms of issuer, maturity and seniority. As the significant inputs are observable market inputs, the fair value of non-U.S. government securities are classified within Level 2.

Corporate debt

Corporate debt securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. The fair values of these securities are generally determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As these spreads and the yields for the risk-free yield curve are observable market inputs, the fair values of corporate debt securities are classified within Level 2. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers to estimate fair value. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3.

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

Non-Agency RMBS

Non-Agency RMBS include mostly investment-grade bonds originated by non-agencies. The fair values of these securities are determined using an option adjusted spread model or other relevant models, which use inputs including available trade information or broker quotes, prepayment and default projections based on historical statistics of the underlying collateral and current market data. As the significant inputs are observable market inputs, the fair values of Non-Agency RMBS securities are classified within Level 2.

ABS

ABS include mostly investment-grade bonds backed by pools of loans with a variety of underlying collateral, including automobile loan receivables, student loans, credit card receivables, and CLO Debt originated by a variety of financial institutions. The fair values of ABS are priced using a model which uses prepayment speeds and spreads sourced primarily from the new issue market. As the significant inputs used to price ABS are observable market inputs, the fair values of ABS are classified within Level 2. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers to estimate fair value. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

Municipals

Municipals comprise revenue and general obligation bonds issued by U.S. domiciled state and municipal entities. The fair values of these securities are determined using spreads obtained from broker-dealers, trade prices and the new issue market. As the significant inputs used to price the municipals are observable market inputs, municipals are classified within Level 2.

Equity Securities

Equity securities include common stocks, exchange-traded funds and bond mutual funds. As the fair values of common stocks and exchange-traded funds are based on unadjusted quoted market prices in active markets, these securities are classified within Level 1.
As bond mutual funds have daily liquidity with redemption based on the NAV of the funds, the fair values of these securities are classified within Level 2.

Other Investments
At September 30, 2016, our investments in CLO - Equities were classified within Level 3 as we estimated the fair value for these securities using an income approach valuation technique (discounted cash flow model) due to the lack of observable and relevant trades in the secondary markets.

Other privately held securities include convertible preferred shares, convertible notes and notes payable. In the reporting period of investment, the cost of these investments approximates fair value. In subsequent measurement periods, a discounted cash flow model is used to determine the fair value of these securities. These securities are classified within Level 3.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The tables below present the financial instruments measured at fair value on a recurring basis for the periods indicated:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair value based on NAV practical expedient	Total Fair Value

At September 30, 2016
Assets
Fixed maturities
U.S. government and agency	$1,522,246	$40,631	$—	$—	$1,562,877
Non-U.S. government	—	582,056	—	—	582,056
Corporate debt	—	4,499,408	69,092	—	4,568,500
Agency RMBS	—	2,522,731	—	—	2,522,731
CMBS	—	885,355	8,920	—	894,275
Non-Agency RMBS	—	71,830	—	—	71,830
ABS	—	1,235,596	—	—	1,235,596
Municipals	—	128,995	—	—	128,995
	1,522,246	9,966,602	78,012	—	11,566,860
Equity securities
Common stocks	69	—	—	—	69
Exchange-traded funds	504,206	—	—	—	504,206
Bond mutual funds	—	140,069	—	—	140,069
	504,275	140,069	—	—	644,344
Other investments
Hedge funds	—	—	—	514,625	514,625
Direct lending funds	—	—	—	125,002	125,002
Private equity funds	—	—	—	89,170	89,170
Real estate funds	—	—	—	11,782	11,782
Other privately held investments	—	—	42,900	—	42,900
CLO - Equities	—	—	63,783	—	63,783
	—	—	106,683	740,579	847,262
Short-term investments	—	39,877	—	—	39,877
Other assets
Derivative instruments (see Note 5)	—	4,469	2,488	—	6,957
Insurance-linked securities	—	—	25,283	—	25,283
Total Assets	$2,026,521	$10,151,017	$212,466	$740,579	$13,130,583
Liabilities
Derivative instruments (see Note 5)	$—	$4,411	$8,184	$—	$12,595
Cash settled awards (see Note 7)	—	34,288	—	—	34,288
Total Liabilities	$—	$38,699	$8,184	$—	$46,883

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair value based on NAV practical expedient	Total Fair Value

At December 31, 2015
Assets
Fixed maturities
U.S. government and agency	$1,632,355	$19,594	$—	$—	$1,651,949
Non-U.S. government	—	739,005	—	—	739,005
Corporate debt	—	4,324,251	38,518	—	4,362,769
Agency RMBS	—	2,249,236	—	—	2,249,236
CMBS	—	1,072,376	10,922	—	1,083,298
Non-Agency RMBS	—	101,008	—	—	101,008
ABS	—	1,371,270	—	—	1,371,270
Municipals	—	161,214	—	—	161,214
	1,632,355	10,037,954	49,440	—	11,719,749
Equity securities
Common stocks	—	—	—	—	—
Exchange-traded funds	473,973	—	—	—	473,973
Bond mutual funds	—	124,025	—	—	124,025
	473,973	124,025	—	—	597,998
Other investments
Hedge funds	—	—	—	656,773	656,773
Direct lending funds	—	—	—	90,120	90,120
Private equity funds	—	—	—	—	—
Real estate funds	—	—	—	4,929	4,929
Other privately held investments	—	—	—	—	—
CLO - Equities	—	—	27,257	37,677	64,934
	—	—	27,257	789,499	816,756
Short-term investments	—	34,406	—	—	34,406
Other assets
Derivative instruments (see Note 5)	—	2,072	4,395	—	6,467
Insurance-linked securities	—	—	24,925	—	24,925
Total Assets	$2,106,328	$10,198,457	$106,017	$789,499	$13,200,301
Liabilities
Derivative instruments (see Note 5)	$—	$7,692	$10,937	$—	$18,629
Cash settled awards (see Note 7)	—	33,215	—	—	33,215
Total Liabilities	$—	$40,907	$10,937	$—	$51,844

During 2016 and 2015, there were no transfers between Levels 1 and 2.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

Except certain fixed maturities and insurance-linked securities priced using broker-dealer quotes (underlying inputs are not available), the following table quantifies the significant unobservable inputs we have used in estimating fair value at September 30, 2016 for our investments classified as Level 3 in the fair value hierarchy.

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

Other investments - CLO - Equities	$35,594	Discounted cash flow	Default rates	4.0%	4.0%
			Loss severity rate	35.0% - 53.5%	35.4%
			Collateral spreads	3.6% - 4.0%	4.0%
			Estimated maturity dates	2 - 6 years	6 years

	28,189	Liquidation value	Fair value of collateral	100%	100%
			Discount margin	0.1% - 19.1%	2.4%

Other investments - Other privately held investments	42,900	Discounted cash flow	Discount rate	5.0% - 8.0%	7.2%

Derivatives - Weather derivatives, net	$(5,696)	Simulation model	Weather curve	1 - 2294(1)	n/a (2)
			Weather standard deviation	1 - 1029(1)	n/a (2)

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

The CLO - Equities market continues to be mostly inactive with only a small number of transactions being observed and fewer still involving transactions in our CLO - Equities. Accordingly, we use models to estimate the fair value of our investments in CLO - Equities. Given that all of our direct investments in CLO - Equities are past their reinvestment period, there is uncertainty over the remaining time to maturity. As such our direct investments in CLO - Equities are valued at the lower of the liquidation value and fair value based on an internally developed discounted cash flow model.

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

On a quarterly basis, our valuation process for CLO - Equities includes a review of the underlying collateral along with related discount margins by credit quality bucket used in the liquidation valuation and a review of the underlying cash flows and key assumptions used in the discounted cash flow model. We review and update the above significant unobservable inputs based on information obtained from secondary markets, including information received from the managers of our CLO - Equities portfolio.
In order to assess the reasonableness of the inputs we use in our models, we maintain an understanding of current market conditions, historical results, as well as emerging trends that may impact future cash flows. In addition,we update the assumptions we use in our models through regular communication with industry participants and ongoing monitoring of the deals in which we participate (e.g. default and loss severity rate trends).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

Other privately held securities are initially valued at cost which approximates fair value. In subsequent measurement periods, a discounted cash flow model is used to determine the fair value of these securities. These models include inputs specific to each investment. The inputs used in the fair value measurement include dividend or interest rates and a discount rate. The discount rate is judgmental and the most significant unobservable input used in the valuation of the other privately held securities. Significant increases (decreases) in this input in isolation could result in a significantly higher (lower) fair value measurement. In order to assess the reasonableness of the inputs we use in our models, we maintain an understanding of current market conditions, historical results, as well as investee specific information that may impact future cash flows.

Weather derivatives relate to non-exchange traded risk management products addressing weather risks. We use observable market inputs and unobservable inputs in combination with industry or internally-developed valuation and forecasting techniques to determine fair value. The models may reference market price information for similar instruments. The pricing models are internally reviewed by Risk Management personnel prior to implementation and are reviewed periodically thereafter.

Observable and unobservable inputs to these models vary by contract type but would typically include the following:

•	Observable inputs: market prices for similar instruments, notional price, option strike price, term to expiry, contractual limits;

•	Unobservable inputs: correlation; and

•	Both observable and unobservable inputs: weather curves, weather standard deviation.

In general, weather curves are the most significant contributing input to fair value determination. Changes in this variable can result in higher or lower fair value depending on the underlying position. In addition, changes in any or all of the unobservable inputs identified above may contribute positively or negatively to overall portfolio value. The correlation input will quantify the interrelationship, if any, amongst the other variables.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The following tables present changes in Level 3 for financial instruments measured at fair value on a recurring basis for the periods indicated:

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in earnings (1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gain/(loss) (3)

Three months ended September 30, 2016
Fixed maturities
Corporate debt	$62,022	$—	$—	$(9)	$100	$7,563	$—	$(584)	$69,092	$—
CMBS	10,210	—	—	—	(48)	—	—	(1,242)	8,920	—
ABS	—	—	—	—	—	—	—	—	—	—
	72,232	—	—	(9)	52	7,563	—	(1,826)	78,012	—
Other investments
Other privately held investments	41,755	—	—	(355)	—	1,500	—	—	42,900	(355)
CLO - Equities	65,883	—	—	8,419	—	—	—	(10,519)	63,783	8,419
	107,638	—	—	8,064	—	1,500	—	(10,519)	106,683	8,064
Other assets
Derivative instruments	5	—	—	665	—	1,818	—	—	2,488	665
Insurance-linked securities	25,025	—	—	258	—	—	—	—	25,283	258
	25,030	—	—	923	—	1,818	—	—	27,771	923
Total assets	$204,900	$—	$—	$8,978	$52	$10,881	$—	$(12,345)	$212,466	$8,987

Other liabilities
Derivative instruments	$1,978	$—	$—	$(169)	$—	$6,384	$—	$(9)	$8,184	$335
Total liabilities	$1,978	$—	$—	$(169)	$—	$6,384	$—	$(9)	$8,184	$335

Nine months ended September 30, 2016
Fixed maturities
Corporate debt	$38,518	$20,412	$(1,955)	$(988)	$1,188	$17,107	$(4,015)	$(1,175)	$69,092	$—
CMBS	10,922	—	—	—	(134)	—	—	(1,868)	8,920	—
ABS	—	—	—	—	—	—	—	—	—	—
	49,440	20,412	(1,955)	(988)	1,054	17,107	(4,015)	(3,043)	78,012	—
Other investments
Other privately held investments	—	—	—	(1,505)	—	44,405	—	—	42,900	(1,505)
CLO - Equities	27,257	36,378	—	17,431	—	—	—	(17,283)	63,783	17,431
	27,257	36,378	—	15,926	—	44,405	—	(17,283)	106,683	15,926
Other assets
Derivative instruments	4,395	—	—	3,255	—	3,623	—	(8,785)	2,488	669
Insurance-linked securities	24,925	—	—	358	—	—	—	—	25,283	358
	29,320	—	—	3,613	—	3,623	—	(8,785)	27,771	1,027
Total assets	$106,017	$56,790	$(1,955)	$18,551	$1,054	$65,135	$(4,015)	$(29,111)	$212,466	$16,953

Other liabilities
Derivative instruments	$10,937	$—	$—	$2,445	$—	$7,189	$—	$(12,387)	$8,184	$457
Total liabilities	$10,937	$—	$—	$2,445	$—	$7,189	$—	$(12,387)	$8,184	$457

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in earnings (1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gain/(loss) (3)

Three months ended September 30, 2015
Fixed maturities
Corporate debt	$43,008	$—	$—	$(2)	$300	$22,821	$—	$(4,403)	$61,724	$—
CMBS	21,900	—	(9,902)	—	(219)	—	—	(461)	11,318	—
ABS	110	—	—	—	—	—	—	(3)	107	—
	65,018	—	(9,902)	(2)	81	22,821	—	(4,867)	73,149	—
Other investments
Other privately held investments	—	—	—	—	—	—	—	—	—	—
CLO - Equities	36,921	—	—	1,192	—	—	—	(3,118)	34,995	1,192
	36,921	—	—	1,192	—	—	—	(3,118)	34,995	1,192
Other assets
Derivative instruments	240	—	—	35	—	—	—	(240)	35	35
Insurance-linked securities	24,837	—	—	175	—	—	—	—	25,012	175
	25,077	—	—	210	—	—	—	(240)	25,047	210
Total assets	$127,016	$—	$(9,902)	$1,400	$81	$22,821	$—	$(8,225)	$133,191	$1,402

Other liabilities
Derivative instruments	$818	$—	$—	$(331)	$—	$6,475	$—	$—	$6,962	$(331)
Total liabilities	$818	$—	$—	$(331)	$—	$6,475	$—	$—	$6,962	$(331)

Nine months ended September 30, 2015
Fixed maturities
Corporate debt	$15,837	$—	$—	$(2)	$724	$54,445	$—	$(9,280)	$61,724	$—
CMBS	17,763	5,072	(9,902)	—	(543)	—	—	(1,072)	11,318	—
ABS	40,031	—	(39,851)	—	105	—	—	(178)	107	—
	73,631	5,072	(49,753)	(2)	286	54,445	—	(10,530)	73,149	—
Other investments
Other privately held investments	—	—	—	—	—	—	—	—	—	—
CLO - Equities	37,046	—	—	7,930	—	—	—	(9,981)	34,995	7,930
	37,046	—	—	7,930	—	—	—	(9,981)	34,995	7,930
Other assets
Derivative instruments	111	—	—	(792)	—	—	—	716	35	35
Insurance-linked securities	—	—	—	12	—	25,000	—	—	25,012	12
	111	—	—	(780)	—	25,000	—	716	25,047	47
Total assets	$110,788	$5,072	$(49,753)	$7,148	$286	$79,445	$—	$(19,795)	$133,191	$7,977

Other liabilities
Derivative instruments	$15,288	$—	$—	$(12,053)	$—	$8,698	$—	$(4,971)	$6,962	$(318)
Total liabilities	$15,288	$—	$—	$(12,053)	$—	$8,698	$—	$(4,971)	$6,962	$(318)

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

Transfers into Level 3 from Level 2

There were no transfers to Level 3 from Level 2 made during the three months ended September 30, 2016 and 2015.

The transfers to Level 3 from Level 2 made during the nine months ended September 30, 2016 were primarily due to the lack of observable market inputs and multiple quotes from pricing vendors and broker-dealers for certain fixed maturities and as the result of a change in valuation methodology relating to our CLO equity fund. An income approach valuation technique (discounted cash flow model) is used to estimate fair value at September 30, 2016. As the NAV practical expedient is no longer used the CLO equity fund is now categorized within the fair value hierarchy.

The transfers to Level 3 from Level 2 made during the nine months ended September 30, 2015 were primarily due to the lack of observable market inputs and multiple quotes from pricing vendors and broker-dealers for certain fixed maturities.

Transfers out of Level 3 into Level 2

There were no transfers to Level 2 from Level 3 made during the three months ended September 30, 2016. The transfers to Level 2 from Level 3 made during the nine months ended September 30, 2016 were primarily due to the availability of observable market inputs and quotes from pricing vendors on certain fixed maturities.

The transfers to Level 2 from Level 3 made during the three and nine months ended September 30, 2015 were primarily due to the availability of observable market inputs and quotes from pricing vendors on certain fixed maturities and CLO Debt securities.

Measuring the Fair Value of Other Investments Using Net Asset Valuations

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

If there is a reporting lag between the current period end and reporting date of the latest available fund valuation for any hedge fund, we estimate the change in fair value by starting with the most recently available fund valuation and adjusting for return estimates as well as any subscriptions, redemptions and distributions that took place during the current period. Return estimates are obtained from the relevant fund managers. Accordingly, we do not typically have a reporting lag in our fair value measurements for these funds. Historically, our valuation estimates incorporating these return estimates have not significantly diverged from the subsequently received NAVs.

For private equity funds, direct lending funds and the real estate fund, valuation statements are typically released on a three month reporting lag therefore the Company estimates fair value of these funds by starting with the prior quarter-end fund valuations and adjusting for capital calls, redemptions, drawdowns and distributions. Return estimates are not available from the relevant fund managers for these funds. Accordingly, we typically have a reporting lag in our fair value measurements for these funds.

The Company often does not have access to financial information relating to the underlying securities held within the funds, therefore management is unable to corroborate the fair values placed on the securities underlying the asset valuations provided by the fund manager or fund administrator. To address this, on a quarterly basis, we perform a number of monitoring procedures to assess the quality of the information provided by managers and administrators. These procedures include, but are not limited to, regular review and discussion of each fund's performance with its manager, regular evaluation of fund performance against applicable benchmarks and the backtesting of our fair value estimates against subsequently received NAVs. Backtesting involves comparing our previously reported values for each individual fund against NAVs per audited financial statements (for year-end values) and final NAVs from fund managers and fund administrators (for interim values).

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

The carrying values of cash equivalents (including restricted amounts), accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated their fair values at September 30, 2016, due to their respective short maturities. As these financial instruments are not actively traded, their respective fair values are classified within Level 2.

The carrying value of mortgage loans held-for-investment approximated their fair value at September 30, 2016, as the loans are within their first two years of issue. The estimated fair value of mortgage loans is primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk, or is determined from pricing for similar loans. As mortgage loans are not actively traded, their respective fair values are classified within Level 3.

At September 30, 2016, our senior notes are recorded at amortized cost with a carrying value of $993 million (2015: $992 million) and have a fair value of $1,083 million (2015: $1,058 million). The fair values of these securities were obtained from a third party pricing service and pricing was based on the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As these spreads and the yields for the risk-free yield curve are observable market inputs, the fair values of our senior notes are classified within Level 2.

5.	DERIVATIVE INSTRUMENTS

The following table summarizes the balance sheet classification of derivatives recorded at fair values. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of our derivative activities. Notional amounts are not reflective of credit risk.

None of our derivative instruments are designated as hedges under current accounting guidance.

	September 30, 2016			December 31, 2015
	Derivative Notional Amount	Derivative Asset Fair Value(1)	Derivative Liability Fair Value(1)	Derivative Notional Amount	Derivative Asset Fair Value(1)	Derivative Liability Fair Value(1)

Relating to investment portfolio:
Foreign exchange forward contracts	$40,367	$279	$17	$198,406	$490	$837
Interest rate swaps	—	—	—	—	—	—
Relating to underwriting portfolio:
Foreign exchange forward contracts	560,477	25	4,394	692,023	1,582	6,855
Weather-related contracts	59,436	2,488	8,184	51,395	4,395	10,937
Commodity contracts	181,000	4,165	—	—	—	—
Total derivatives		$6,957	$12,595		$6,467	$18,629

(1)	Asset and liability derivatives are classified within other assets and other liabilities in the Consolidated Balance Sheets.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	DERIVATIVE INSTRUMENTS (CONTINUED)

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

	September 30, 2016			December 31, 2015
	Gross Amounts	Gross Amounts Offset	Net Amounts(1)	Gross Amounts	Gross Amounts Offset	Net Amounts(1)

Derivative assets	$9,370	$(2,413)	$6,957	$14,336	$(7,869)	$6,467
Derivative liabilities	$15,008	$(2,413)	$12,595	$26,498	$(7,869)	$18,629

(1)	Net asset and liability derivatives are classified within other assets and other liabilities in the Consolidated Balance Sheets.

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

The total unrealized and realized gains (losses) recognized in earnings for derivatives not designated as hedges were as follows:

	Location of Gain (Loss) Recognized in Income on Derivative	Three months ended September 30,		Nine months ended September 30,
		2016	2015	2016	2015

Derivatives not designated as hedging instruments
Relating to investment portfolio:
Foreign exchange forward contracts	Net realized investment gains (losses)	$155	$6,412	$39	$11,234
Interest rate swaps	Net realized investment gains (losses)	—	—	—	(4,006)
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange losses (gains)	(182)	(5,210)	(2,958)	(21,494)
Weather-related contracts	Other insurance related income (losses)	833	307	809	11,274
Commodity contracts	Other insurance related income (losses)	1,799	(33)	1,499	(923)
Total		$2,605	$1,476	$(611)	$(3,915)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES

The following table presents a reconciliation of our beginning and ending gross reserve for losses and loss expenses and net reserve for unpaid losses and loss expenses for the periods indicated:

Nine months ended September 30,	2016	2015

Gross reserve for losses and loss expenses, beginning of period	$9,646,285	$9,596,797
Less reinsurance recoverable on unpaid losses, beginning of period	(2,031,309)	(1,890,280)
Net reserve for unpaid losses and loss expenses, beginning of period	7,614,976	7,706,517

Net incurred losses and loss expenses related to:
Current year	1,887,715	1,818,672
Prior years	(224,131)	(165,804)
	1,663,584	1,652,868
Net paid losses and loss expenses related to:
Current year	(233,124)	(185,953)
Prior years	(1,334,772)	(1,293,776)
	(1,567,896)	(1,479,729)

Foreign exchange and other	(112,649)	(183,360)

Net reserve for unpaid losses and loss expenses, end of period	7,598,015	7,696,296
Reinsurance recoverable on unpaid losses, end of period	2,276,792	2,007,287
Gross reserve for losses and loss expenses, end of period	$9,874,807	$9,703,583

We write business with loss experience generally characterized as low frequency and high severity in nature, which can result in volatility in our financial results. During the nine months ended September 30, 2016 and 2015, we recognized aggregate net losses and loss expenses, net of reinstatement premiums of $145 million and $90 million, respectively, in relation to catastrophe and weather-related events.

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

Prior year reserve development arises from changes to loss and loss expense estimates recognized in the current year but relating to losses incurred in previous calendar years. Such development is summarized by segment in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Insurance	$20,688	$2,444	$43,181	$21,225
Reinsurance	55,331	42,681	180,950	144,579
Total	$76,019	$45,125	$224,131	$165,804

The majority of the net favorable prior year reserve development in each period related to short-tail reserve classes. Net favorable prior year reserve development for professional, reinsurance liability and motor reserve classes also contributed in the three and nine months ended September 30, 2016.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Our short tail business includes the underlying exposures in the property and other, marine and aviation reserving classes within our insurance segment and the property and other reserving class within our reinsurance segment. Development from these classes contributed $41 million and $38 million of the total net favorable prior year reserve development for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, these short-tail lines contributed $116 million and $112 million, respectively, of net favorable prior year reserve development. The net favorable prior year reserve development for these classes primarily reflected the recognition of better than expected loss emergence.

Our medium-tail business consists primarily of professional insurance and reinsurance reserve classes, credit and political risk insurance reserve class and the credit and surety reinsurance reserve class. In the three and nine months ended September 30, 2016, the professional reserve classes contributed net favorable prior year reserve development of $12 million and $28 million, respectively. In the nine months ended September 30, 2015, the reinsurance professional reserve class contributed $25 million of net favorable development. The net favorable prior year development on these reserve classes continued to reflect the generally favorable experience on earlier accident years as we continued to transition to more experience based methods on these years. As our loss experience has generally been better than expected, this resulted in the recognition of net favorable prior year reserve development. In the three and nine months ended September 30, 2015, the insurance professional reserve class recorded net adverse prior year reserve development of $15 million and $16 million, respectively. This adverse development was primarily the result of strengthening in our Australian book of business during the third quarter of 2015.

In the three and nine months ended September 30, 2015, the credit and surety reserve class recorded net favorable prior year reserve development of $7 million and $19 million, respectively. This net favorable prior year reserve development reflected the recognition of generally better than expected loss emergence.

In the nine months ended September 30, 2015, we recorded net adverse prior year reserve development of $15 million in our credit and political risk reserve class relating to an increase in our loss portfolio estimates.

Our long-tail business consists primarily of liability and motor reserve classes. Our motor and liability reinsurance reserve classes contributed additional net favorable prior year reserve development of $17 million and $20 million in the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, these long-tail reserve classes contributed $72 million and $64 million, respectively. The net favorable prior year reserve development for the motor reserve class related to favorable loss emergence trends on several classes of business spanning multiple accident years. The net favorable prior year reserve development for the liability reinsurance reserve class primarily reflected the progressively increased weight given by management to experience based indications on older accident years, which has generally been favorable. In the three and nine months ended September 30, 2015, we recorded net adverse prior year reserve development of $6 million and $23 million, respectively, in our insurance liability reserve class related primarily to an increase in loss estimates for specific individual claim reserves, as well as a higher frequency of large auto liability claims.

Our September 30, 2016 net reserves for losses and loss expenses includes estimated amounts for numerous catastrophe events. We caution that the magnitude and/or complexity of losses arising from certain of these events, in particular the Fort McMurray wildfires, Storm Sandy, the 2011 Japanese earthquake and tsunami, the three New Zealand earthquakes and the Tianjin port explosion, inherently increases the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserves for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.

7.	SHARE-BASED COMPENSATION

For the three months ended September 30, 2016, we incurred share-based compensation costs of $14 million (2015: $11 million) and recorded associated tax benefits of $3 million (2015: $3 million). For the nine months ended September 30, 2016, we incurred share-based compensation costs of $50 million (2015: $41 million) and recorded associated tax benefits of $11 million (2015: $11 million).

The total fair value of restricted stock, restricted stock units and cash settled awards vested during the nine months ended September 30, 2016 was $66 million (2015: $73 million). At September 30, 2016 there were $104 million of unrecognized compensation costs, which are expected to be recognized over the weighted average period of 2.4 years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.    SHARE-BASED COMPENSATION (CONTINUED)

Awards to settle in shares

The following table provides a reconciliation of the beginning and ending balance of nonvested restricted stock (including restricted stock units) for the nine months ended September 30, 2016:

	Performance-based Stock Awards		Service-based Stock Awards
	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Restricted Stock	Weighted Average Grant Date Fair Value(1)

Nonvested restricted stock - beginning of period	201	$49.24	1,954	$43.34
Granted	104	53.80	586	53.81
Vested	(48)	45.38	(779)	39.26
Forfeited	—	—	(94)	47.03
Nonvested restricted stock - end of period	257	$52.04	1,667	$48.77

(1) Fair value is based on the closing price of our common shares on the New York Stock Exchange on the day of the grant.

Cash-settled awards

The following table provides a reconciliation of the beginning and ending balance of nonvested cash settled restricted stock units for the nine months ended September 30, 2016:

	Performance-based Cash Settled RSUs	Service-based Cash Settled RSUs
	Number of Restricted Stock Units	Number of Restricted Stock Units

Nonvested restricted stock units - beginning of period	70	1,433
Granted	18	494
Vested	(32)	(371)
Forfeited	—	(94)
Nonvested restricted stock units - end of period	56	1,462

At September 30, 2016, the corresponding liability for cash-settled units, included in other liabilities on the Consolidated Balance Sheets, was $34 million (2015: $23 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	EARNINGS PER COMMON SHARE

The following table sets forth the comparison of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Basic earnings per common share
Net income	$186,613	$257,642	$364,460	$496,838
Less: preferred share dividends	9,969	10,022	29,906	30,066
Net income available to common shareholders	176,644	247,620	334,554	466,772
Weighted average common shares outstanding - basic(1)	89,621	98,226	91,852	99,464
Basic earnings per common share	$1.97	$2.52	$3.64	$4.69

Diluted earnings per common share
Net income available to common shareholders	$176,644	$247,620	$334,554	$466,772

Weighted average common shares outstanding - basic(1)	89,621	98,226	91,852	99,464
Share based compensation plans	730	898	727	1,004
Weighted average common shares outstanding - diluted(1)	90,351	99,124	92,579	100,468

Diluted earnings per common share	$1.96	$2.50	$3.61	$4.65

Anti-dilutive shares excluded from the dilutive computation	—	—	226	219

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.    SHAREHOLDERS' EQUITY

The following table presents our common shares issued and outstanding:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Shares issued, balance at beginning of period	176,575	176,206	176,240	175,478
Shares issued	—	16	335	744
Total shares issued at end of period	176,575	176,222	176,575	176,222

Treasury shares, balance at beginning of period	(85,921)	(75,922)	(80,174)	(76,052)
Shares repurchased	(2,252)	(4,257)	(8,499)	(4,607)
Shares reissued from treasury	37	6	537	486
Total treasury shares at end of period	(88,136)	(80,173)	(88,136)	(80,173)

Total shares outstanding	88,439	96,049	88,439	96,049

Treasury Shares

The following table presents our share repurchases:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

In the open market:
Total shares(1)	2,232	4,248	8,236	4,264
Total cost	$124,948	$245,658	$434,948	$246,490
Average price per share(2)	$56.00	$57.83	$52.81	$57.80

From employees:
Total shares	20	9	263	343
Total cost	$1,088	$489	$14,137	$17,586
Average price per share(2)	$54.13	$55.59	$53.68	$51.28

Total shares repurchased:
Total shares	2,252	4,257	8,499	4,607
Total cost	$126,036	$246,147	$449,085	$264,076
Average price per share(2)	$55.98	$57.83	$52.84	$57.32

(1) The nine months ended September 30, 2016 includes 1,358,380 common shares acquired under the accelerated share repurchase program (see below for more detail).
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

Reinsurance Agreements

We purchase reinsurance coverage for various lines of our business. The minimum reinsurance premiums are contractually due in advance on a quarterly basis. Accordingly at September 30, 2016, we have unrecorded outstanding reinsurance purchase commitments of $33 million, of which $3 million is due in 2016 while the remaining $30 million is due in 2017. Actual payments under the reinsurance contracts will depend on the underlying subject premium and may exceed the minimum premium.

Investments

Refer 'Note 3 - Investments' for information on commitments related to our other investments.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.    OTHER COMPREHENSIVE INCOME (LOSS)

The tax effects allocated to each component of other comprehensive income were as follows:

	2016			2015
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Three months ended September 30,
Available for sale investments:
Unrealized investment gains (losses) arising during the period	$40,125	$(3,789)	$36,336	$(102,810)	$3,099	$(99,711)
Adjustment for reclassification of net realized investment gains (losses) and OTTI losses recognized in net income	(5,050)	2,408	(2,642)	76,368	(1,558)	74,810
Unrealized investment gains (losses) arising during the period, net of reclassification adjustment	35,075	(1,381)	33,694	(26,442)	1,541	(24,901)
Non-credit portion of OTTI losses	—	—	—	—	—	—
Foreign currency translation adjustment	1,722	—	1,722	(14,626)	—	(14,626)
Total other comprehensive income (loss), net of tax	$36,797	$(1,381)	$35,416	$(41,068)	$1,541	$(39,527)

Nine months ended September 30,
Available for sale investments:
Unrealized investment gains (losses) arising during the period	$263,235	$(24,579)	$238,656	$(183,822)	$6,884	$(176,938)
Adjustment for reclassification of net realized investment gains and OTTI losses recognized in net income	40,338	2,282	42,620	130,858	(2,088)	128,770
Unrealized investment gains (losses) arising during the period, net of reclassification adjustment	303,573	(22,297)	281,276	(52,964)	4,796	(48,168)
Non-credit portion of OTTI losses	—	—	—	—	—	—
Foreign currency translation adjustment	5,694	—	5,694	(23,851)	—	(23,851)
Total other comprehensive income (loss), net of tax	$309,267	$(22,297)	$286,970	$(76,815)	$4,796	$(72,019)

Reclassifications out of AOCI into net income available to common shareholders were as follows:

		Amount Reclassified from AOCI(1)
Details About AOCI Components	Consolidated Statement of Operations Line Item That Includes Reclassification	Three months ended September 30,		Nine months ended September 30,
		2016	2015	2016	2015

Unrealized investment gains (losses) on available for sale investments
	Other realized investment gains (losses)	$9,297	$(44,067)	$(19,992)	$(68,096)
	OTTI losses	(4,247)	(32,301)	(20,346)	(62,762)
	Total before tax	5,050	(76,368)	(40,338)	(130,858)
	Income tax (expense) benefit	(2,408)	1,558	(2,282)	2,088
	Net of tax	$2,642	$(74,810)	$(42,620)	$(128,770)

(1)	Amounts in parentheses are debits to net income available to common shareholders.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.	SUBSEQUENT EVENT

In October 2016, the landfall of Hurricane Matthew impacted the Caribbean, southeastern United States and Canada, causing catastrophic loss of life, property damage and flooding.

Our preliminary after-tax net loss estimate for this event is in the range of $45 million to $60 million. The Company's loss estimate is primarily based on a ground-up assessment of losses from individual contracts and treaties exposed to the affected regions, including preliminary information from clients, brokers and loss adjusters. Industry insured loss estimates, market share analyses and catastrophe modeling analyses were also taken into account where appropriate.

Due to the nature of this event, including the complexity of loss assessment, factors contributing to the losses and the preliminary nature of the information available to prepare these estimates, the actual net ultimate amount of losses for this event may be materially different from this current estimate.

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

THIRD QUARTER 2016 FINANCIAL HIGHLIGHTS

Third Quarter 2016 Consolidated Results of Operations

•	Net income available to common shareholders of $177 million, or $1.97 per common share and $1.96 per diluted common share

•	Operating income of $161 million, or $1.78 per diluted common share(1)

•	Gross premiums written of $1.0 billion

•	Net premiums written of $595 million, impacted by a large new retrocessional cover entered into with Harrington Re Ltd.

•	Net premiums earned of $934 million

•	Net favorable prior year reserve development of $76 million

•	Estimated catastrophe and weather-related pre-tax net losses, net of reinstatement premiums, of $22 million compared to $43 million during the third quarter of 2015

•	Underwriting income of $104 million and combined ratio of 92.6%

•	Net investment income of $117 million

•	Net realized investment gains of $5 million

•	Foreign exchange gains of $14 million

Third Quarter 2016 Consolidated Financial Condition

•	Total cash and investments of $14.6 billion; fixed maturities, cash and short-term securities comprise 87% of total cash and investments and have an average credit rating of AA-

•	Total assets of $21.2 billion

•	Reserve for losses and loss expenses of $9.9 billion and reinsurance recoverable of $2.3 billion

•	Total debt of $1.0 billion and the debt to total capital ratio of 14.1%

•	Repurchased 2.3 million common shares. At October 27, 2016 the remaining authorization under the repurchase program approved by our Board of Directors was $375 million

•	Common shareholders’ equity of $5.4 billion and diluted book value per common share of $59.77

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

Our mission is to provide our clients and distribution partners with a broad range of risk transfer products and services and meaningful capacity, backed by significant financial strength. We manage our portfolio holistically, aiming to construct the optimum consolidated portfolio of funded and unfunded risks, consistent with our risk appetite and development of our franchise. We nurture an ethical, entrepreneurial and disciplined culture that promotes outstanding client service, intelligent risk taking and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a global leader in specialty risks. Our execution on this strategy in the first nine months of 2016 included:

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

•	AXIS Ventures Reinsurance Limited, which manages capital for investors interested in deploying funds directly into the property-catastrophe and other short-tail business; and

•	increased use of available reinsurance and retrocessional protection to optimize the risk-adjusted returns on our portfolio.

Results of Operations

	Three months ended September 30,			Nine months ended September 30,
	2016	% Change	2015	2016	% Change	2015

Underwriting income:
Insurance	$25,161	265%	$6,888	$31,187	93%	$16,153
Reinsurance	78,837	60%	49,357	181,623	(8%)	197,729
Net investment income	116,923	156%	45,685	257,818	14%	226,336
Net realized investment gains (losses)	5,205	nm	(69,957)	(40,295)	(67%)	(123,618)
Other expenses, net	(37,079)	nm	(8,464)	(63,439)	18%	(53,895)
Termination fee received	—	nm	280,000	—	nm	280,000
Reorganization and related fees	—	nm	(45,867)	—	nm	(45,867)
Interest in loss of equity method investments	(2,434)	nm	—	(2,434)	nm	—
Net income	186,613	(28%)	257,642	364,460	(27%)	496,838
Preferred share dividends	(9,969)	(1%)	(10,022)	(29,906)	(1%)	(30,066)
Net income available to common shareholders	$176,644	(29%)	$247,620	$334,554	(28%)	$466,772

Operating income	$160,689	215%	$51,031	$309,450	10%	$280,682

nm – not meaningful

Underwriting Results

Total underwriting income in the three months ended September 30, 2016 was $104 million, an increase of $48 million compared to $56 million in the three months ended September 30, 2015. The increase in underwriting income was primarily driven by an increase in net favorable prior year development, decreased catastrophe and weather-related losses, lower general and administrative expenses and an increase in other insurance related income, partially offset by an increase in the current accident year loss ratio excluding catastrophe and weather-related losses.

The reinsurance segment underwriting income increased by $29 million in the three months ended September 30, 2016, compared to the three months ended September 30, 2015. The increase in underwriting income was primarily driven by decreased catastrophe and weather-related losses, an increase in net favorable prior year development, lower general and administrative expenses and an increase in other insurance related income, partially offset by an increase in the acquisition cost ratio.

The insurance segment underwriting income increased by $18 million in the three months ended September 30, 2016, compared to the three months ended September 30, 2015. The increase in underwriting income was primarily due to an increase in net favorable prior year development and a decrease in the acquisition cost ratio, partially offset by an increase in the current accident year loss ratio excluding catastrophe and weather-related losses.

Total underwriting income in the nine months ended September 30, 2016 was $213 million, a decrease of $1 million compared to $214 million in the nine months ended September 30, 2015. The decrease in underwriting income was primarily driven by increased catastrophe and weather-related losses, an increase in the acquisition cost ratio and a decrease in other insurance income, partially offset by an increase in net favorable prior year development and lower general and administrative expenses.

The reinsurance segment underwriting income decreased by $16 million in the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The decrease in underwriting income was primarily driven by an increase in the acquisition cost ratio, increased catastrophe and weather-related losses and a decrease in other insurance related income, partially offset by an increase in net favorable prior year development and lower general and administrative expenses.

The insurance segment underwriting income increased by $15 million in the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The increase in underwriting income was primarily due to an increase in net favorable prior year development, a decrease in the acquisition cost ratio and lower general and administrative expenses, partially offset by increased catastrophe and weather-related losses.

Net Investment Income

Net investment income in the three months ended September 30, 2016 was $117 million, an increase of $71 million compared to $46 million in the three months ended September 30, 2015. The increase was primarily driven by our other investments. These investments generated a gain of $38 million in the three months ended September 30, 2016, compared to a loss of $27 million in three months ended September 30, 2015. Net investment income for the nine months ended September 30, 2016 was $258 million, an increase of $31 million compared to the same period in 2015. The increase was mainly attributable to income from fixed maturities and other investments. Income from fixed maturities increased as a result of an emphasis on longer duration assets and income from other investments increased as a result of improved valuations on our CLO - Equity holdings.

Net Realized Investment Gains (Losses)

Realized gains were $5 million in the three months ended September 30, 2016 compared to realized losses of $70 million for the same period of 2015. The gains were mainly attributable to corporates, agency MBS, CMBS and ETFs which benefited from improvements in pricing in 2016. The realized losses in the three months ended September 30, 2015 were attributable to foreign currency losses on non-U.S. denominated securities as a result of the strengthening of the U.S. dollar and other-than-temporary impairment ("OTTI") charges. Realized losses were $40 million in the nine months ended September 30, 2016, compared to realized losses of $124 million for the same period of 2015. The losses for the three and nine months ended September 30, 2016 and 2015 were primarily attributable to foreign currency losses on non-U.S. denominated securities as a result of the strengthening of the U.S. dollar and OTTI charges.

Other Revenues (Expenses), Net

Corporate expenses increased to $29 million for the three months ended September 30, 2016, from $24 million for the three months ended September 30, 2015. The increase is primarily attributable to the net reimbursement of PartnerRe Ltd. ("PartnerRe") merger-related expenses benefiting 2015 and senior executive transition costs in 2016, partially offset by reorganization related expenses adverse to 2015. For the nine months ended September 30, 2016, corporate expenses increased to $87 million compared to $84 million in the same period in 2015. The slight increase is attributable to adjustments to senior leadership executive stock-compensation awards benefiting 2015, senior executive transition costs in 2016, and an increase in personnel costs in 2016, partially offset by expenses attributable to the proposed merger with PartnerRe and reorganization related expenses adverse to 2015.

The foreign exchange gains for the three and nine months ended September 30, 2016 of $14 million and $70 million, respectively, were primarily driven by the depreciation of the pound sterling against the U.S dollar. The foreign exchange gains of $28 million for the three months ended September 30, 2015 were primarily driven by depreciation of the pound sterling and the Australian dollar against the U.S. dollar, while the foreign exchange gains for the nine months ended September 30, 2015 of $69 million were primarily driven by the depreciation of the euro, pound sterling and Australian dollar.

The financial results for the three months ended September 30, 2016 resulted in a tax expense of $9 million, compared to an expense of nil for the three months ended September 30, 2015. Operations in the nine months ended September 30, 2016 resulted in a tax expense of $8 million compared to a tax expense of $1 million in the nine months ended September 30, 2015. The effective tax rate, which drives the tax expense, can vary between periods depending on the distribution of net income amongst tax jurisdictions, as well as other factors. The primary driver of the increase in both periods is the generation of consolidated pre-tax net income in our operations in Europe compared to net losses in 2015.

Termination Fee Received

During the third quarter of 2015, the Company announced that we had accepted a request from PartnerRe to terminate the Agreement and Plan of Amalgamation (the "Amalgamation Agreement") with the Company. PartnerRe paid the Company $315 million to immediately terminate the Amalgamation Agreement, the amount was comprised of a termination fee of $280 million and a reimbursement of merger related expenses of $35 million.

Reorganization and Related Expenses

During the third quarter of 2015, the Company implemented a number of profitability enhancement initiatives which resulted in a recognition of reorganization and related expenses of $46 million and additional corporate expenses of $5 million in the Consolidated Statement of Operations in the three months ended September 30, 2015.

Interest in Loss of Equity Method Investments

Interest in losses of equity method investments represents the Company’s aggregate share of losses related to investments in which the Company has significant influence over the operating and financial policies of the investee.

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

The reinsurance markets' trading environment remains challenging in the majority of lines of business and geographical regions. The market continues to be influenced by excess capacity, strong balance sheets of established market participants and a consolidation of reinsurance purchasing. Despite these conditions we observed recent favorable trends which we expect to impact our business including many cedants reducing the size of their reinsurer panels, some moderation of pricing pressures, increased resistance to demands for greater commission rates as well as more generous terms and conditions, an increase in the number of cedants looking to buy more reinsurance protection and Solvency II-driven opportunities. These factors, combined with AXIS customer-centric approach and opportunities in specific lines of business and geographies allow us to execute on our targeted growth strategy. We continue to address the difficult market conditions by taking actions to protect the quality and profitability of our existing book, targeting larger shares of the more attractive treaties, managing the overall volatility of our reinsurance book, and expanding our already strong group of third party capital partners with whom to share our risks and earn fee income.

Financial Measures
We believe the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

	Three months ended and at September 30,		Nine months ended and at September 30,
	2016	2015	2016	2015

ROACE (annualized)(1)	13.2%	18.8%	8.4%	12.0%
Operating ROACE (annualized)(2)	12.0%	3.9%	7.8%	7.2%
DBV per common share(3)	$59.77	$53.68	$59.77	$53.68
Cash dividends declared per common share	0.35	0.29	1.05	0.87
Increase in diluted book value per common share adjusted for dividends	$2.50	$2.16	$6.74	$4.67

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

Return on Equity
The decrease in ROACE in the three months ended September 30, 2016, compared to the three months ended September 30, 2015, was primarily driven by the termination fee received from PartnerRe in the third quarter of 2015, partially offset by net realized gains in the current quarter compared to net realized losses in the same period in 2015, an increase in net investment income and underwriting income in the current quarter compared to the same period in 2015 and reorganization and related expenses incurred in the third quarter of 2015.
The increase in operating ROACE for the three months ended September 30, 2016, compared to the three months ended September 30, 2015 was primarily driven by an increase in net investment income and underwriting income in the three months ended September 30, 2016 compared to the same period in 2015.
The decrease in ROACE in the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, was primarily driven by the termination fee received from PartnerRe in the third quarter of 2015, partially offset by a decrease in net realized losses and an increase in net investment income in the nine months ended September 30, 2016 compared to the same period in 2015 and reorganization and related expenses incurred in the third quarter of 2015.

The increase in operating ROACE in the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, was primarily driven by an increase in net investment income in the nine months ended September 30, 2016 compared to the same period in 2015.
Diluted Book Value per Common Share
Our diluted book value per common share increase of 11% from $53.68 at September 30, 2015, to $59.77 at September 30, 2016, primarily reflected the generation of $469 million in net income available to common shareholders over the past twelve months and the increase over the last twelve months in unrealized gains on investments which are included in accumulated other comprehensive income, which was partially offset by common share dividends declared.

Diluted Book Value per Common Share Adjusted for Dividends
Our diluted book value per common share adjusted for dividends increased by $2.50, or 4%, per common share for the three month period ended September 30, 2016 and $7.49, or 14%, per common share over the past twelve months.
Taken together, we believe that growth in diluted book value per common share and common share dividends declared represent the total value created for our common shareholders. As companies in the insurance industry have differing dividend payout policies, we believe investors use the diluted book value per common share adjusted for dividends metric to measure comparable performance across the industry.

During the three and nine months ended September 30, 2016, total value created consisted primarily of our net income and an increase in unrealized gains on investments, reported in accumulated other comprehensive income.

During the three and nine months ended September 30, 2015, total value created consisted primarily of our net income, partially offset by an increase in unrealized losses on investments and foreign exchange translation adjustment losses included in accumulated other comprehensive income.

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

	Three months ended September 30,			Nine months ended September 30,
	2016	% Change	2015	2016	% Change	2015

Revenues:
Gross premiums written	$959,962	2%	$936,583	$4,239,558	11%	$3,803,928
Net premiums written	595,431	(12%)	677,217	3,288,587	7%	3,079,307
Net premiums earned	934,415	2%	919,341	2,783,746	1%	2,764,605
Other insurance related income	5,944	413%	1,158	4,850	(61%)	12,319

Expenses:
Current year net losses and loss expenses	(608,347)		(605,512)	(1,887,715)		(1,818,672)
Prior year reserve development	76,019		45,125	224,131		165,804
Acquisition costs	(189,810)		(182,744)	(559,570)		(537,549)
Underwriting-related general and administrative
expenses(1)	(114,223)		(121,123)	(352,632)		(372,625)

Underwriting income(2)	$103,998	85%	$56,245	$212,810	(1%)	$213,882

General and administrative expenses(1)	$142,906		$144,727	$439,554		$456,451
Income before income taxes and interest in income (loss) of equity method investments(2)	$198,399		$257,672	$374,606		$497,993

(1)
Underwriting-related general and administrative expenses is a non-GAAP measure as defined in SEC Regulation G. Our total general and administrative expenses also included corporate expenses of $28,683 and $23,604 for the three months ended September 30, 2016 and 2015, respectively, and $86,922 and $83,826 for the nine months ended September 30, 2016 and 2015, respectively. Refer to 'Other Expenses (Revenues), Net' for additional information related to these corporate expenses. Also, refer to 'Non-GAAP Financial Measures' for further information.

(2)
Underwriting income is a non-GAAP financial measure as defined in SEC Regulation G. Refer to Item 1, Note 2 to the Consolidated Financial Statements for a reconciliation of underwriting income to the nearest GAAP financial measure (income before income taxes and interest in income (loss) of equity method investments) for the periods indicated above. Also, refer to 'Non-GAAP Financial Measures' for additional information related to the presentation of underwriting income.

UNDERWRITING REVENUES

Premiums Written:

Gross and net premiums written, by segment, were as follows:

	Gross Premiums Written
	Three months ended September 30,			Nine months ended September 30,
	2016	% Change	2015	2016	% Change	2015

Insurance	$675,430	11%	$606,704	$2,112,796	7%	$1,970,554
Reinsurance	284,532	(14%)	329,879	2,126,762	16%	1,833,374
Total	$959,962	2%	$936,583	$4,239,558	11%	$3,803,928

% ceded
Insurance	36%	(1) pts	37%	32%	1 pts	31%
Reinsurance	43%	33 pts	10%	13%	7 pts	6%
Total	38%	10 pts	28%	22%	3 pts	19%

	Net Premiums Written
	Three months ended September 30,			Nine months ended September 30,
	2016	% Change	2015	2016	% Change	2015

Insurance	$433,131	14%	$381,118	$1,433,058	6%	$1,352,122
Reinsurance	162,300	(45%)	296,099	1,855,529	7%	1,727,185
Total	$595,431	(12%)	$677,217	$3,288,587	7%	$3,079,307

Gross premiums written in the three and nine months ended September 30, 2016, increased by $23 million or 2% (3% on a constant currency basis(1)) and $436 million or 11% (13% on a constant currency basis) compared to the three and nine months ended September 30, 2015, respectively. The increase for the three months ended September 30, 2016 compared to the same period in 2015 was due to an increase in the insurance segment, partially offset by a decrease in the reinsurance segment. The increase for the nine months ended September 30, 2016 compared to the same period in 2015 was due to increases in both our reinsurance and insurance segments.

Our reinsurance segment's gross premiums written decreased by $45 million or 14% (13% on a constant currency basis) and increased by $293 million, or 16% (19% on a constant currency basis) in the three and nine months ended September 30, 2016, compared to the same periods in 2015, respectively. The decrease in the reinsurance segment gross written premiums in the three months ended September 30, 2016, compared to the same period of 2015 was primarily driven by timing differences impacting our professional and liability lines. The increase in the reinsurance segment gross written premiums in the nine months ended September 30, 2016, compared to the same period of 2015 was impacted by an increase in the level of premiums written on a multi-year basis. This increase in multi-year contracts increased the amount of premium recorded in the current period relating to future years compared to the same period in 2015. The increase in the nine months ended September 30, 2016 compared to the same period in 2015 was partially offset by foreign exchange movements as the strength of the U.S. dollar drove comparative premium decreases in treaties denominated in foreign currencies. After adjusting for the impact of the multi-year contracts and foreign exchange movements, our reinsurance segment gross premiums written increased by $204 million in the nine months ended September 30, 2016, compared to the same period in 2015. The growth was driven by new business in our liability, marine and other, catastrophe, professional as well as our credit and surety lines, with favorable treaty restructurings and timing differences also contributing to increased premium written in our liability and professional lines. These increases were partially offset by a decrease in our property lines primarily driven by non-renewals and decreases in the line sizes on several treaties.

(1)
Amounts presented on a constant currency basis are “non-GAAP financial measures” as defined in Regulation G. The constant currency basis is calculated by applying the average foreign exchange rate from the current year to the prior year balance.

Our insurance segment's gross written premiums increased by $69 million or 11% (12% on a constant currency basis) and $142 million or 7% (8% on a constant currency basis) in the three and nine months ended September 30, 2016, compared to the same periods of 2015. Increased premiums written were reported in both periods in our accident and health and property lines primarily related to new business. The increase in the nine months ended September 30, 2016, compared to the same period in 2015 was partially offset by decreased premiums written in our marine lines and the impact of our exit from retail insurance operations in Australia.

In the three and nine months ended September 30, 2016, the ceded ratio increased by 10% and 3%, compared to the three and nine months ended September 30, 2015, respectively, with the increases primarily attributable to the reinsurance segment. The reinsurance segment ceded ratio increased in the three and nine months ended September 30, 2016 compared to the same periods in 2015, largely due to a new retrocessional cover entered into with Harrington Re.

Net Premiums Earned:

Net premiums earned by segment were as follows:

	Three months ended September 30,					Nine months ended September 30,
	2016		2015		% Change	2016		2015		% Change

Insurance	$444,691	48%	$444,550	48%	—%	$1,322,649	48%	$1,344,339	49%	(2%)
Reinsurance	489,724	52%	474,791	52%	3%	1,461,097	52%	1,420,266	51%	3%
Total	$934,415	100%	$919,341	100%	2%	$2,783,746	100%	$2,764,605	100%	1%

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in premium earning patterns.

Net premiums earned increased by 2% (4% on a constant currency basis) and 1% (4% on a constant currency basis) in the three and nine months ended September 30, 2016, compared to the same periods in 2015, respectively. The increases were driven by the reinsurance segment in both periods, with a reduction in the insurance segment for the nine months ended September 30, 2016 compared to the same period in 2015, partially offsetting the increase in the reinsurance segment.

The increase in the reinsurance segment for both periods was primarily driven by strong premium growth in our liability, marine and other as well as our catastrophe lines in recent periods together with favorable premium adjustments impacting our credit and surety lines. The growth for both periods was partially offset by increased premiums ceded in our catastrophe and property lines, as well as the impact on our liability and professional lines of the new retrocession to Harrington Re.

The decrease in the insurance segment for the nine months ended September 30, 2016, compared to the same period in 2015, was primarily driven by an increase in our professional lines' ceded reinsurance programs, decreased business written in our marine lines and the impact of our exit from retail insurance operations in Australia, partially offset by growth in premiums written in recent periods in our accident and health lines.

Other Insurance Related Income (Loss):

The increase in other insurance related income of $5 million in the three months ended September 30, 2016, compared to the same period in 2015, reflected fees from strategic capital partners and favorable fair value adjustments to economic hedges purchased to protect our agriculture line of business against fluctuations in commodity prices. The decrease in other insurance related income of $7 million in the nine months ended September 30, 2016, compared to the same period in 2015, reflected the impact of the realized gains on our weather and commodities derivative portfolio in the nine months ended September 30, 2015 compared to an immaterial impact in the nine months ended September 30, 2016, partially offset by third party capital fees and favorable fair value adjustments to economic hedges purchased to protect our agriculture line of business against fluctuations in commodity prices.

UNDERWRITING EXPENSES

The following table provides a breakdown of our combined ratio:

	Three months ended September 30,			Nine months ended September 30,
	2016	% Point Change	2015	2016	% Point Change	2015

Current accident year loss ratio	65.1%	(0.8)	65.9%	67.8%	2.0	65.8%
Prior year reserve development	(8.1%)	(3.2)	(4.9%)	(8.0%)	(2.0)	(6.0%)
Acquisition cost ratio	20.3%	0.4	19.9%	20.1%	0.7	19.4%
General and administrative expense ratio(1)	15.3%	(0.4)	15.7%	15.8%	(0.7)	16.5%
Combined ratio	92.6%	(4.0)	96.6%	95.7%	—	95.7%

(1)
The general and administrative expense ratio includes corporate expenses not allocated to reportable segments of 3.1% and 2.6% for the three months ended September 30, 2016 and 2015, respectively, and 3.1% and 3.0% for the nine months ended September 30, 2016 and 2015, respectively. These costs are further discussed in the ‘Other Expenses (Revenues), Net’ section.

Current Accident Year Loss Ratio:

The current accident year loss ratio decreased to 65.1% in the three months ended September 30, 2016 from 65.9% in the same period in 2015, while the current accident year loss ratio increased to 67.8% in the nine months ended September 30, 2016 from 65.8% in the same period in 2015.

The decrease for the three months ended September 30, 2016 compared to the same period in 2015 was impacted by a lower level of catastrophe and weather-related losses and the increase for the nine months ended September 30, 2016 compared to the same period in 2015 was impacted by an increased level of catastrophe and weather-related losses. During the three and nine months ended September 30, 2016, we incurred $22 million, or 2.3 points, and $145 million, or 5.3 points, respectively, in pre-tax catastrophe and weather-related losses, net of reinstatement premiums, attributable to the weather-related events, Fort McMurray wildfires, the Japanese and Ecuadorian earthquakes, North Calgary hailstorm and European floods. Comparatively, during the three and nine months ended September 30, 2015 we incurred $43 million, or 4.7 points, and $90 million, or 3.3 points, respectively.

After adjusting for the impact of the catastrophe and weather-related losses, our current accident year loss ratios in the three and nine months ended September 30, 2016, were 62.8% and 62.5%, respectively, compared to 61.2% and 62.5% in the three and nine months ended September 30, 2015, respectively. The increase in the current accident year loss ratios after adjusting for the impact of the catastrophe and weather-related losses for the three months ended September 30, 2016, compared to the same period in 2015, was mainly due to business mix changes as well as the ongoing adverse impact of rate and trend, partially offset by a decrease in the mid-size loss experience in our insurance marine and property lines. The current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses for the nine months ended September 30, 2016 was comparable to the same periods in 2015. The adverse impact of rate and trend together with business mix changes were offset by a decrease in the mid-size loss experience in our insurance marine and property lines.

Prior Year Reserve Development:

Our favorable prior year reserve development was the net result of several underlying reserve developments on prior accident years, identified during our quarterly reserve review process. The following table provides a breakdown of prior year reserve development by segment:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Insurance	$20,688	$2,444	$43,181	$21,225
Reinsurance	55,331	42,681	180,950	144,579
Total	$76,019	$45,125	$224,131	$165,804

Overview

The majority of the net favorable prior year reserve development in each period related to short-tail reserve classes. Net favorable prior year reserve development for professional, reinsurance liability and motor reserve classes also contributed in the three and nine months ended September 30, 2016.

Our short tail business includes the underlying exposures in the property and other, marine and aviation reserving classes within our insurance segment and the property and other reserving class within our reinsurance segment . Development from these classes contributed $41 million and $38 million of the total net favorable prior year reserve development for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, these short-tail lines contributed $116 million and $112 million, respectively, of net favorable prior year reserve development. The net favorable prior year reserve development for these classes primarily reflected the recognition of better than expected loss emergence.

Our medium-tail business consists primarily of professional insurance and reinsurance reserve classes, credit and political risk insurance reserve class and the credit and surety reinsurance reserve class. In the three and nine months ended September 30, 2016, the professional reserve classes contributed net favorable prior year reserve development of $12 million and $28 million, respectively. In the nine months ended September 30, 2015, the reinsurance professional reserve class contributed $25 million of net favorable development. The net favorable prior year development on these reserve classes continued to reflect the generally favorable experience on earlier accident years as we continued to transition to more experience based methods on these years. As our loss experience has generally been better than expected, this resulted in the recognition of net favorable prior year reserve development. In the three and nine months ended September 30, 2015, the insurance professional reserve class recorded net adverse prior year reserve development of $15 million and $16 million, respectively. This adverse development was primarily the result of strengthening in our Australian book of business during the third quarter of 2015.

In the three and nine months ended September 30, 2015, the credit and surety reserve class recorded net favorable prior year reserve development of $7 million and $19 million, respectively. This net favorable prior year reserve development reflected the recognition of generally better than expected loss emergence.

In the nine months ended September 30, 2015, we recorded net adverse prior year reserve development of $15 million in our credit and political risk reserve class relating to an increase in our loss portfolio estimates.

Our long-tail business consists primarily of liability and motor reserve classes. Our motor and liability reinsurance reserve classes contributed additional net favorable prior year reserve development of $17 million and $20 million in the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, these long-tail reserve classes contributed $72 million and $64 million, respectively. The net favorable prior year reserve development for the motor reserve class related to favorable loss emergence trends on several classes of business spanning multiple accident years. The net favorable prior year reserve development for the liability reinsurance reserve class primarily reflected the progressively increased weight given by management to experience based indications on older accident years, which has generally been favorable. In the three and nine months ended September 30, 2015, we recorded net adverse prior year reserve development of $6 million and $23 million, respectively, in our insurance liability reserve class related primarily to an increase in loss estimates for specific individual claim reserves, as well as a higher frequency of large auto liability claims.

We caution that conditions and trends that impacted the development of our liabilities in the past may not necessarily occur in the future.

Estimates of Significant Catastrophe Events

Our September 30, 2016 net reserves for losses and loss expenses includes estimated amounts for numerous catastrophe events. We caution that the magnitude and/or complexity of losses arising from certain of these events, in particular the Fort McMurray wildfires, Storm Sandy, the 2011 Japanese earthquake and tsunami, the three New Zealand earthquakes and the Tianjin port explosion, inherently increases the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserves for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.

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

The following sections provide further details on prior year reserve development by segment, reserving class and accident year.

Insurance Segment:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Property and other	$10,061	$20,518	$24,048	$49,705
Marine	4,682	2,831	8,382	23,156
Aviation	517	667	437	2,884
Credit and political risk	(25)	(28)	(232)	(15,427)
Professional lines	3,378	(15,279)	8,956	(15,887)
Liability	2,075	(6,265)	1,590	(23,206)
Total	$20,688	$2,444	$43,181	$21,225

In the three months ended September 30, 2016, we recognized $21 million of net favorable prior year reserve development, the principal components of which were:

•
$10 million of net favorable prior year reserve development on property and other business, driven by better than expected loss emergence, primarily driven by reductions in mid-size loss estimates impacting accident year 2015 and favorable loss experience in our accident and health lines impacting accident year 2014.

•
$5 million of net favorable prior year reserve development on marine business, driven by better than expected loss emergence, primarily driven by reductions in mid-size loss estimates impacting accident year 2015.

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

In the nine months ended September 30, 2016, we recognized $43 million of net favorable prior year reserve development, the principal components of which were:

•	$24 million of net favorable prior year reserve development on property and other business, driven by better than expected loss emergence primarily related to accident year 2014.

•
$9 million of net favorable prior year reserve development on professional lines business, driven by better than expected development related to various accident years, partially offset by reserve strengthening relating to updated information on one specific claim impacting accident year 2010.

•
$8 million of net favorable prior year reserve development on marine business, driven by better than expected loss emergence, primarily driven by reductions in mid-size loss estimates impacting accident year 2015.

In the nine months ended September 30, 2015, we recognized $21 million of net favorable prior year development, the principal components of which were:

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

Reinsurance Segment:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Property and other	$25,831	$14,115	$83,522	$36,120
Credit and surety	3,900	7,051	6,761	18,851
Professional lines	8,761	1,250	18,918	25,331
Motor	6,653	8,997	39,794	27,321
Liability	10,186	11,268	31,955	36,956
Total	$55,331	$42,681	$180,950	$144,579

In the three months ended September 30, 2016, we recognized $55 million of net favorable prior year reserve development, the principal components of which were:

•
$26 million of net favorable prior year reserve development on property and other business, related to the 2011 through 2015 accident years driven by better than expected loss emergence including a reserve reduction of $7 million related to Storm Sandy.

•	$10 million of net favorable prior year reserve development on liability business, primarily related to the 2007 through 2010 accident years, for reasons discussed in the overview.

•	$9 million of net favorable prior year reserve development on professional lines business, primarily related to the 2005 through 2010 accident years, for reasons discussed in the overview.

•	$7 million of net favorable prior year reserve development on motor business, related to non-proportional business spanning multiple accident years, driven by better than expected loss emergence.

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

In the nine months ended September 30, 2016, we recognized $181 million of net favorable prior year reserve development, the principal components of which were:

•	$84 million of net favorable prior year development on property and other business, primarily related to the 2010 through 2015 accident years driven by better than expected loss emergence.

•
$40 million of net favorable prior year reserve development on motor business, primarily related to non-proportional business spanning multiple accident years, driven by better than expected loss emergence.

•	$32 million of net favorable prior year reserve development on liability business, primarily related to the 2006 through 2011 accident years, for reasons discussed in the overview.

•	$19 million of net favorable prior year reserve development on professional lines business, primarily related to the 2005 through 2010 accident years, for reasons discussed in the overview.

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

Acquisition Cost Ratio: The increase in the acquisition cost ratio in the three and nine months ended September 30, 2016 to 20.3% and 20.1%, respectively, compared to 19.9% and 19.4% in the three and nine months ended September 30, 2015, respectively, was driven by increases in our reinsurance segment. The reinsurance segment's increase in the three months ended September 30, 2016 compared to the same period in 2015 was primarily due to the impact of retrocessional contracts, an increase in the amount of business being written on a proportional basis, higher acquisition costs in certain lines of business and fees from strategic capital partners which were a benefit in 2015. The reinsurance segment's increase in the nine months ended September 30, 2016 compared to the same period in 2015 was primarily due to an increase in the amount of business being written on a proportional basis, higher acquisition costs in certain lines of business and the impact of retrocessional contracts.

General and Administrative Expense Ratio: The general and administrative expense ratio in the three and nine months ended September 30, 2016, decreased to 15.3% and 15.8%, respectively, compared to 15.7% and 16.5% in the three and nine months ended September 30, 2015, respectively. The decrease in the expense ratio in the three months ended September 30, 2016 compared to the same period in 2015 was primarily attributable to growth in net premiums earned, reorganization related expenses adverse to 2015 and increased fees from strategic capital partners, partially offset by the net reimbursement of PartnerRe merger-related expenses benefiting 2015 and senior executive transition costs in 2016. The decrease in the expense ratio in the nine months ended September 30, 2016 compared to the same period in 2015 was primarily driven by growth in net earned premiums, increased fees from strategic capital partners, decreased personnel costs and expenses attributable to the proposed merger with PartnerRe and reorganization related expenses adverse to 2015, partially offset by adjustments to senior leadership executive stock-compensation awards benefiting 2015 and senior executive transition costs in 2016.

RESULTS BY SEGMENT

INSURANCE SEGMENT

Results from our insurance segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2016	% Change	2015	2016	% Change	2015

Revenues:
Gross premiums written	$675,430	11%	$606,704	$2,112,796	7%	$1,970,554
Net premiums written	433,131	14%	381,118	1,433,058	6%	1,352,122
Net premiums earned	444,691	—%	444,550	1,322,649	(2%)	1,344,339
Other insurance related income (loss)	39	(93%)	542	(57)	nm	811

Expenses:
Current year net losses and loss expenses	(293,914)		(285,716)	(896,952)		(887,805)
Prior year reserve development	20,688		2,444	43,181		21,225
Acquisition costs	(61,755)		(69,118)	(184,982)		(200,493)
General and administrative expenses	(84,588)		(85,814)	(252,652)		(261,924)

Underwriting income	$25,161	265%	$6,888	$31,187	93%	$16,153

Ratios:		% Point Change			% Point Change
Current year loss ratio	66.1%	1.8	64.3%	67.8%	1.8	66.0%
Prior year reserve development	(4.7%)	(4.1)	(0.6%)	(3.2%)	(1.7)	(1.5%)
Acquisition cost ratio	13.9%	(1.6)	15.5%	14.0%	(0.9)	14.9%
General and administrative expense ratio	19.1%	(0.3)	19.4%	19.0%	(0.5)	19.5%
Combined ratio	94.4%	(4.2)	98.6%	97.6%	(1.3)	98.9%

nm – not meaningful

Gross Premiums Written:

The following table provides gross premiums written by line of business:

	Three months ended September 30,					Nine months ended September 30,
	2016		2015		% Change	2016		2015		% Change

Property	$164,605	25%	$139,488	24%	18%	$522,380	24%	$465,929	24%	12%
Marine	33,677	5%	38,817	6%	(13%)	191,298	9%	215,885	11%	(11%)
Terrorism	9,394	1%	11,192	2%	(16%)	28,090	1%	25,737	1%	9%
Aviation	9,684	1%	10,222	2%	(5%)	37,111	2%	29,755	2%	25%
Credit and Political Risk	5,423	1%	8,542	1%	(37%)	34,299	2%	29,640	2%	16%
Professional Lines	204,926	30%	196,218	32%	4%	590,417	28%	598,370	30%	(1%)
Liability	108,447	16%	104,666	17%	4%	310,797	15%	300,204	15%	4%
Accident and Health	139,274	21%	97,559	16%	43%	398,404	19%	305,034	15%	31%
Total	$675,430	100%	$606,704	100%	11%	$2,112,796	100%	$1,970,554	100%	7%

Gross premiums written in the three months ended September 30, 2016, increased by $69 million or 11% (12% on a constant currency basis) compared to the three months ended September 30, 2015. The increase was primarily attributable to growth in our accident and health and property lines related to new business opportunities.

Gross premiums written in the nine months ended September 30, 2016 increased by $142 million or 7% (8% on a constant currency basis) compared to the nine months ended September 30, 2015. The increase was primarily attributable to increases in our accident and health and property lines driven by new business. These increases were partially offset by a decrease in our marine and professional lines. Our marine lines decreased primarily due to reduced new business opportunities, lower rates and timing differences. The professional lines' decrease was due to the impact of our exit from retail insurance operations in Australia, as mentioned above in the quarterly results.

Premiums Ceded: In the three and nine months ended September 30, 2016, premiums ceded were $242 million, or 36% of gross premiums written and $680 million, or 32% of gross premiums written, respectively, compared to $226 million, or 37% of gross premiums written and $618 million or 31% of gross premiums written, in the three and nine months ended September 30, 2015, respectively. The decrease in the ceded ratio for the three months ended September 30, 2016 compared to the same period in 2015 was primarily driven by changes in our accident and health line, partially offset by increased premiums ceded in our liability and professional lines. The increase in the ceded ratio for the nine months ended September 30, 2016 compared to the same period in 2015 was primarily driven by increased ceded premiums in our professional lines, partially offset by changes in our accident and health line.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended September 30,					Nine months ended September 30,
	2016		2015		% Change	2016		2015		% Change

Property	$106,578	25%	$112,017	27%	(5%)	$312,804	23%	$324,720	24%	(4%)
Marine	36,218	8%	36,837	8%	(2%)	113,693	9%	143,878	11%	(21%)
Terrorism	8,276	2%	7,985	2%	4%	26,011	2%	26,565	2%	(2%)
Aviation	9,015	2%	9,982	2%	(10%)	33,528	3%	32,097	2%	4%
Credit and Political Risk	12,274	3%	14,671	3%	(16%)	42,661	3%	45,993	3%	(7%)
Professional Lines	126,574	28%	148,110	33%	(15%)	386,241	29%	451,944	34%	(15%)
Liability	42,205	9%	41,817	9%	1%	126,429	10%	120,181	9%	5%
Accident and Health	103,551	23%	73,131	16%	42%	281,282	21%	198,961	15%	41%
Total	$444,691	100%	$444,550	100%	—%	$1,322,649	100%	$1,344,339	100%	(2%)

Net premiums earned in the three months ended September 30, 2016, were comparable (up 2% on a constant currency basis) to the three months ended September 30, 2015, driven by growth in premiums written in recent periods, primarily in our accident and health lines, offset by an increase in our professional lines' ceded reinsurance programs. Net premiums earned in the nine months ended September 30, 2015 decreased by $22 million or 2% (comparable on a constant currency basis) compared to the nine months ended September 30, 2015. The decrease in net premiums earned in the nine months ended September 30, 2016 compared to the same period in 2015 was primarily driven by an increase in our professional lines' ceded reinsurance programs, a reduction in business written in our marine lines and the impact of our exit from retail insurance operations in Australia partially offset by growth in our accident and health lines.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended September 30,			Nine months ended September 30,
	2016	% Point Change	2015	2016	% Point Change	2015

Current accident year	66.1%	1.8	64.3%	67.8%	1.8	66.0%
Prior year reserve development	(4.7%)	(4.1)	(0.6%)	(3.2%)	(1.7)	(1.5%)
Loss ratio	61.4%	(2.3)	63.7%	64.6%	0.1	64.5%

Current Accident Year Loss Ratio:

The current accident year loss ratios increased to 66.1% and 67.8% in the three and nine months ended September 30, 2016, respectively, from 64.3% and 66.0% in the three and nine months ended September 30, 2015, respectively.

During the three and nine months ended September 30, 2016, we incurred $15 million, or 3.3 points, and $73 million, or 5.5 points, respectively, in pre-tax catastrophe and weather-related losses related to the U.S. weather events, Japanese earthquake and Fort McMurray wildfires. Comparatively, during the three and nine months ended September 30, 2015 we incurred $19 million, or 4.3 points, and $45 million, or 3.4 points, respectively.

After adjusting for the impact of the catastrophe and weather-related losses, our current accident year loss ratios in the three and nine months ended September 30, 2016, were 62.8% and 62.3%, respectively, compared to 60.0% and 62.7% in the three and nine months ended September 30, 2015, respectively. The increases in the current accident year loss ratios after adjusting for the impact of the catastrophe and weather-related losses for the three and nine months ended September 30, 2016 compared to the same periods in 2015 was driven by the adverse impact of rate and trend on most lines of business and changes in business mix, partially offset by a decrease in the mid-size loss experience particularly in our marine and property lines.

Refer to the ‘Prior Year Reserve Development’ section for further details.

Acquisition Cost Ratio: The decrease in the acquisition cost ratio in the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015, was driven by an increase in ceding commissions following the expansion of our professional lines' ceded reinsurance programs and a lower acquisition cost ratio in our accident and health line resulting from a change in business mix.

General and Administrative Expense Ratio: The decrease in the general and administrative expense ratio in the nine months ended September 30, 2016 compared nine months ended September 30, 2015 primarily reflected a decrease in personnel expenses and a reduction in the allocation of certain corporate expenses.

REINSURANCE SEGMENT

Results from our reinsurance segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2016	% Change	2015	2016	% Change	2015

Revenues:
Gross premiums written	$284,532	(14%)	$329,879	$2,126,762	16%	$1,833,374
Net premiums written	162,300	(45%)	296,099	1,855,529	7%	1,727,185
Net premiums earned	489,724	3%	474,791	1,461,097	3%	1,420,266
Other insurance related income	5,905	nm	616	4,907	(57%)	11,508

Expenses:
Current year net losses and loss expenses	(314,433)		(319,796)	(990,763)		(930,867)
Prior year reserve development	55,331		42,681	180,950		144,579
Acquisition costs	(128,055)		(113,626)	(374,588)		(337,056)
General and administrative expenses	(29,635)		(35,309)	(99,980)		(110,701)

Underwriting income	$78,837	60%	$49,357	$181,623	(8%)	$197,729
Ratios:		% Point Change			% Point Change
Current year loss ratio	64.2%	(3.2)	67.4%	67.8%	2.3	65.5%
Prior year reserve development	(11.3%)	(2.3)	(9.0%)	(12.4%)	(2.3)	(10.1%)
Acquisition cost ratio	26.1%	2.2	23.9%	25.6%	1.9	23.7%
General and administrative expense ratio	6.1%	(1.3)	7.4%	6.9%	(0.9)	7.8%
Combined ratio	85.1%	(4.6)	89.7%	87.9%	1.0	86.9%

nm – not meaningful

Gross Premiums Written:

The following table provides gross premiums written by line of business for the periods indicated:

	Three months ended September 30,					Nine months ended September 30,
	2016		2015		% Change	2016		2015		% Change

Catastrophe	$46,338	16%	$56,693	18%	(18%)	$316,692	15%	$283,562	15%	12%
Property	61,957	22%	67,539	20%	(8%)	283,555	13%	307,809	17%	(8%)
Professional Lines	19,479	7%	45,509	14%	(57%)	235,094	11%	204,685	11%	15%
Credit and Surety	36,174	13%	23,390	7%	55%	315,102	15%	230,958	13%	36%
Motor	13,344	5%	21,359	6%	(38%)	338,403	16%	333,245	18%	2%
Liability	91,387	32%	111,361	34%	(18%)	365,380	17%	258,862	14%	41%
Agriculture	1,286	—%	(3,303)	(1%)	nm	151,315	7%	139,135	8%	9%
Engineering	13,588	5%	4,397	1%	209%	56,719	3%	58,163	3%	(2%)
Marine and Other	979	—%	2,934	1%	(67%)	64,502	3%	16,955	1%	280%
Total	$284,532	100%	$329,879	100%	(14%)	$2,126,762	100%	$1,833,374	100%	16%

Gross premiums written decreased by $45 million and increased by $293 million in the three and nine months ended September 30, 2016, compared to the same periods in 2015, respectively.

The decrease in gross premiums written in the three months ended September 30, 2016 compared to the same period in 2015, was primarily driven by our professional and liability lines, largely due to timing differences.

The increase in gross premiums written in the nine months ended September 30, 2016 compared to the same period in 2015, was impacted by treaties written on a multi-year basis. In the nine months ended September 30, 2016, the reinsurance segment reported an increase in the level of multi-year contracts written compared to the same period in 2015. This increase in multi-year contracts increased the amount of premium recorded in the current periods relating to future years compared to the same periods in 2015, most notably in the credit & surety and liability lines. On a comparative basis the impact of the multi-year premiums resulted in an increase in gross premiums written of $141 million in the nine months ended September 30, 2016, compared to the same period in 2015. The increase in written premiums was partially offset by the impact of foreign exchange movements in the nine months ended September 30, 2016, compared to the same period in 2015, as the strength of the U.S. dollar drove comparative premium decreases in the treaties denominated in foreign currencies. Foreign exchange movements resulted in a relative decrease of $52 million in gross premiums written in the nine months ended September 30, 2016, compared to the same period in 2015.

After adjusting for the impact of multi-year contracts and on a constant currency basis, our gross premiums written increased by $204 million, or 11% in the nine months ended September 30, 2016, compared to the same period in 2015. The growth was driven by increases in our liability, marine and other, catastrophe, professional as well as our credit and surety lines primarily driven by new business. Favorable treaty restructurings and timing differences also contributed to the increases in liability and professional lines. These increases were partially offset by a decrease in our property lines, primarily relating to non-renewals and decreases in line sizes on several treaties.

Premiums Ceded: In the three and nine months ended September 30, 2016, the ratio of ceded premium to gross written premium increased to 43% and 13%, respectively, from 10% and 6% in the three and nine months ended September 30, 2015, respectively. The increase for the three months ended September 30, 2016 compared to the prior period, was due to the impact of a new retrocessional cover entered into with Harrington Re which increased premiums ceded in our liability and professional lines. The increase for the nine months ended September 30, 2016 compared to the prior period was largely due to the new retrocessions to Harrington Re and increased premiums ceded in our catastrophe and property business.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended September 30,					Nine months ended September 30,
	2016		2015		% Change	2016		2015		% Change

Catastrophe	$48,799	10%	$51,116	11%	(5%)	$151,416	12%	$165,840	12%	(9%)
Property	71,649	15%	78,343	17%	(9%)	208,179	14%	235,828	17%	(12%)
Professional Lines	73,109	15%	81,986	17%	(11%)	225,813	15%	231,024	16%	(2%)
Credit and Surety	67,430	14%	59,601	13%	13%	192,135	13%	182,508	13%	5%
Motor	77,786	16%	72,893	15%	7%	232,383	16%	228,433	16%	2%
Liability	80,137	16%	77,441	16%	3%	247,103	17%	218,829	15%	13%
Agriculture	36,704	7%	33,684	7%	9%	106,251	7%	101,335	7%	5%
Engineering	18,573	4%	15,128	3%	23%	51,024	3%	43,133	3%	18%
Marine and Other	15,537	3%	4,599	1%	238%	46,793	3%	13,336	1%	251%
Total	$489,724	100%	$474,791	100%	3%	$1,461,097	100%	$1,420,266	100%	3%

Net premiums earned increased by $15 million or 3% (7% on a constant currency basis) and $41 million or 3% (7% on a constant currency basis) in the three and nine months ended September 30, 2016, compared to the same periods in 2015, respectively.

The increase for both periods was primarily driven by the growth in the business written in our liability, marine and other as well as our catastrophe lines in recent periods together with a favorable premium adjustments impacting our credit and surety lines. The growth for both periods was partially offset by increased premiums ceded in our catastrophe and property lines, as well as the impact on our liability and professional lines of the new retrocession to Harrington Re.

Other Insurance Related Income (Losses):

The increase in other insurance related income of $5 million in the three months ended September 30, 2016, compared to the same period in 2015, reflected fees from strategic capital partners and favorable fair value adjustments to economic hedges purchased to protect our agriculture line of business against fluctuations in commodity prices. The decrease in other insurance related income of $7 million in the nine months ended September 30, 2016, compared to the same period in 2015, reflected the impact of the realized gains on our weather and commodities derivative portfolio in the nine months ended September 30, 2015 compared to an immaterial impact in the nine months ended September 30, 2016, partially offset by fees from strategic capital partners and favorable fair value adjustments to economic hedges purchased to protect our agriculture line of business against fluctuations in commodity prices.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended September 30,			Nine months ended September 30,
	2016	% Point Change	2015	2016	% Point Change	2015

Current accident year	64.2%	(3.2)	67.4%	67.8%	2.3	65.5%
Prior year reserve development	(11.3%)	(2.3)	(9.0%)	(12.4%)	(2.3)	(10.1%)
Loss ratio	52.9%	(5.5)	58.4%	55.4%	—	55.4%

Current Accident Year Loss Ratio:

The current accident year loss ratio decreased to 64.2% in the three months ended September 30, 2016 from 67.4% in the same period in 2015, while the current accident year loss ratio increased to 67.8% in the nine months ended September 30, 2016 from 65.5% in the same period in 2015.

The decrease for the three months ended September 30, 2016 compared to the same period in 2015 was impacted by a lower level of catastrophe and weather-related losses and the increase for the nine months ended September 30, 2016 compared to the same period in 2015 was impacted by an increased level of catastrophe and weather-related losses. During the three and nine months ended September 30, 2016, we incurred $7 million, or 1.5 points, and $72 million, or 5.0 points, respectively, in pre-tax catastrophe and weather-related losses, net of reinstatement premiums, attributable to the weather-related events, Fort McMurray wildfires, the Japanese and Ecuadorian earthquakes, North Calgary hailstorm and European floods. Comparatively, during the three and nine months ended September 30, 2015 we incurred $24 million, or 5.1 points, and $45 million, or 3.2 points, respectively.

After adjusting for the impact of the catastrophe and weather-related losses, our current accident year loss ratios in the three and nine months ended September 30, 2016, were 62.7% and 62.8%, respectively, compared to 62.3% in both the three and nine months ended September 30, 2015. The increases in the current accident year loss ratios after adjusting for the impact of the catastrophe and weather-related losses for the three and nine months ended September 30, 2016 compared to the same periods in 2015 was mainly due to the ongoing adverse impact of rate and trend, partially offset by the recognition of better than expected recent attritional loss experience across our long tail lines of business.

Refer ‘Prior Year Reserve Development’ for further details.

Acquisition Cost Ratio: The acquisition cost ratio increased in both the three and nine months ended September 30, 2016 compared to the same periods in 2015. The increase in the three months ended September 30, 2016 was primarily due to the impact of retrocessional contracts, an increase in the amount of business being written on a proportional basis together with higher acquisition costs in certain lines of business and fees from strategic capital partners which were a benefit in 2015. The increase in the nine months ended September 30, 2016 compared to the same period in 2015 was primarily due to an increase in the amount of business being written on a proportional basis, higher acquisition costs in certain lines of business and the impact of retrocessional contracts.

General and Administrative Expense Ratio: The general and administrative expense ratio decreased in both the three and nine months ended September 30, 2016 compared to the same periods in 2015. The decrease in the general and administrative expense ratio primarily reflects lower personnel expense, benefits of arrangements with our strategic capital partners and the impact of increased net earned premiums.

OTHER EXPENSES (REVENUES), NET

The following table provides a breakdown of our other expenses (revenues), net:

	Three months ended September 30,			Nine months ended September 30,
	2016	% Change	2015	2016	% Change	2015

Corporate expenses	$28,683	22%	$23,604	$86,922	4%	$83,826
Foreign exchange gains	(13,795)	(51%)	(28,088)	(69,781)	1%	(69,200)
Interest expense and financing costs	12,839	(1%)	12,918	38,586	1%	38,114
Income tax expense	9,352	nm	30	7,712	nm	1,155
Total	$37,079	nm	$8,464	$63,439	18%	$53,895

nm – not meaningful

Corporate Expenses: Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 3.1% for the three and nine months ended September 30, 2016, compared to 2.6% and 3.0%, respectively, for the same periods of 2015. The increase in corporate expenses in the three month period ended September 30, 2016 is primarily attributable to the net reimbursement of PartnerRe merger-related expenses benefiting 2015 and senior executive transition costs in 2016, partially offset by reorganization related expenses adverse to 2015. The slight increase in corporate expenses in the nine month period ended September 30, 2016 is attributable to adjustments to senior leadership executive stock-compensation awards benefiting 2015, senior executive transition costs in 2016 and an increase in personnel costs in 2016, partially offset by expenses attributable to the proposed merger with PartnerRe and reorganization related expenses adverse to 2015.

Foreign Exchange Gains: Some of our business is written in currencies other than the U.S. dollar. The foreign exchange gains for the periods presented were largely driven by the re-measurement of our net insurance related liabilities. The foreign exchange gains for the three and nine months ended September 30, 2016 were primarily driven by the depreciation of pound sterling against the U.S dollar. Comparatively, the foreign exchange gains for the three months ended September 30, 2015 were primarily driven by depreciation of the pound sterling and the Australian dollar against the U.S. dollar. The foreign exchange gains for the nine months ended September 30, 2015 were primarily driven by the depreciation of the euro, pound sterling and Australian dollar.

Income Tax Expense: Income tax expense primarily results from income generated by our foreign operations in the United States and Europe. Our effective tax rate, which is calculated as income tax expense divided by net income before tax including interest in loss of equity method investments, was 4.8% and 2.1% in the three and nine months ended September 30, 2016, and was insignificant and 0.2% in the three and nine months ended September 30, 2015. This effective rate can vary between periods depending on the distribution of net income amongst tax jurisdictions, as well as other factors. The primary driver of the current quarter and year-to-date increase is the generation of consolidated pre-tax net income in our operations in Europe compared to a net loss in each of these periods in 2015.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS (LOSSES)

Net Investment Income

The following table provides a breakdown of income earned from our cash and investment portfolio by major asset class:

	Three months ended September 30,			Nine months ended September 30,
	2016	% Change	2015	2016	% Change	2015

Fixed maturities	$75,827	—%	$75,980	$229,423	4%	$220,066
Other investments	38,248	nm	(27,421)	25,770	46%	17,616
Equity securities	4,633	34%	3,445	12,843	65%	7,795
Mortgage loans	2,191	nm	482	5,683	nm	776
Cash and cash equivalents	3,768	nm	993	7,071	88%	3,770
Short-term investments	337	nm	83	708	156%	277
Gross investment income	125,004	133%	53,562	281,498	12%	250,300
Investment expense	(8,081)	3%	(7,877)	(23,680)	(1%)	(23,964)
Net investment income	$116,923	156%	$45,685	$257,818	14%	$226,336

Pre-tax yield:(1)
Fixed maturities	2.7%		2.5%	2.6%		2.4%

nm - not meaningful

(1)	Pre-tax yield is annualized and calculated as net investment income divided by the average month-end amortized cost balances for the periods indicated.

Fixed Maturities

The net investment income increase for the nine months ended September 30, 2016 attributable to fixed maturities was due to an emphasis on longer duration assets and an improvement in CPI adjustments following a reduction in our exposure to treasury inflation-protected securities.

Other Investments

The following table provides a breakdown of total net investment income from other investments:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Hedge, direct lending, private equity and real estate funds	$29,459	$(23,483)	$6,127	$10,357
Other privately held investments	370	—	177	—
CLO - Equities	8,419	(3,938)	19,466	7,259
Total net investment income from other investments	$38,248	$(27,421)	$25,770	$17,616

Pre-tax return on other investments(1)	4.5%	(3.3%)	3.1%	2.0%

(1)
The pre-tax return on other investments is non-annualized and calculated by dividing total net investment income from other investments by the average month-end fair value balances held for the periods indicated.

The total net investment income from other investments increased for the three and nine months ended September 30, 2016 compared to the same periods in 2015 due to an improvement in the performance of the global equity markets which translated into higher valuations on our hedge funds. CLO - Equities also benefited from an increase in the valuation of the underlying collateral balances.

Net Realized Investment Gains (Losses)

The following table provides a breakdown of net realized investment gains (losses):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

On sale of investments:
Fixed maturities and short-term investments	$4,303	$(42,741)	$(22,869)	$(66,579)
Equity securities	4,994	(1,327)	2,881	(1,505)
	9,297	(44,068)	(19,988)	(68,084)
OTTI charges recognized in earnings	(4,247)	(32,301)	(20,346)	(62,762)
Change in fair value of investment derivatives	155	6,412	39	7,228
Net realized investment gains (losses)	$5,205	$(69,957)	$(40,295)	$(123,618)

On sale of investments

Generally, sales of individual securities occur when there are changes in the relative value, credit quality or duration of a particular issue. We may also sell to rebalance our investment portfolio in order to change exposure to particular asset classes or sectors. Net realized investment gains in the three months ended September 30, 2016 are reflective of the improvement in pricing of our fixed maturities and equities. Net realized investment losses in the nine months ended September 30, 2016 are primarily due to foreign exchange losses on non-U.S. denominated securities, as a result of the strengthening of the U.S. dollar.

OTTI charges

For the three months ended September 30, 2016, OTTI charges were driven by impairments on corporate debt securities and losses on non-U.S. denominated securities as a result of the decline in foreign exchange rates against the U.S. dollar. The nine months ended September 30, 2016 also included impairments on high yield corporate debt securities which are exposed to the energy sector and exchange-traded funds (ETFs) which are unlikely to recover in the near term.

Change in fair value of investment derivatives

From time to time, we may economically hedge the foreign exchange exposure of non-U.S. denominated securities by entering into foreign exchange forward contracts.

Total Return

The following table provides a breakdown of the total return on cash and investments for the period indicated:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Net investment income	$116,923	$45,685	$257,818	$226,336
Net realized investments gains (losses)	5,205	(69,957)	(40,295)	(123,618)
Change in net unrealized gains (losses)	35,075	(26,441)	303,573	(52,965)
Interest in loss of equity method investments	(2,434)	—	(2,434)	—
Total	$154,769	$(50,713)	$518,662	$49,753

Average cash and investments(1)	$14,470,231	$14,893,376	$14,457,978	$14,919,752

Total return on average cash and investments, pre-tax:
Inclusive of investment related foreign exchange movements	1.1%	(0.3%)	3.6%	0.3%
Exclusive of investment related foreign exchange movements	1.1%	(0.1%)	3.9%	0.9%

(1)	The average cash and investments balance is calculated by taking the average of the month-end fair value balances held for the periods indicated.

CASH AND INVESTMENTS

The table below provides a breakdown of our cash and investments:

	September 30, 2016	December 31, 2015
	Fair Value	Fair Value

Fixed maturities	$11,566,860	$11,719,749
Equities	644,344	597,998
Mortgage loans	332,753	206,277
Other investments	847,262	816,756
Equity method investments	111,295	10,932
Short-term investments	39,877	34,406
Total investments	$13,542,391	$13,386,118

Cash and cash equivalents(1)	$1,077,263	$1,174,751

(1)	Includes restricted cash and cash equivalents of $229 million and $187 million at September 30, 2016 and at December 31, 2015, respectively.

The $156m increase in the fair value of our total investments was driven by the downward shift in sovereign yield curves and the tightening of credit spreads on both investment grade and high-yield corporate debt. This was partially offset by the funding of financing and operating activities.

The following provides a further analysis on our investment portfolio by asset classes:

Fixed Maturities

The following provides a breakdown of our investment in fixed maturities:

	September 30, 2016		December 31, 2015
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$1,562,877	14%	$1,651,949	14%
Non-U.S. government	582,056	5%	739,005	6%
Corporate debt	4,568,500	39%	4,362,769	37%
Agency RMBS	2,522,731	22%	2,249,236	19%
CMBS	894,275	8%	1,083,298	9%
Non-Agency RMBS	71,830	—%	101,008	1%
ABS	1,235,596	11%	1,371,270	12%
Municipals(1)	128,995	1%	161,214	2%
Total	$11,566,860	100%	$11,719,749	100%

Credit ratings:
U.S. government and agency	$1,562,877	14%	$1,651,949	14%
AAA(2)	4,359,640	38%	4,266,673	36%
AA	1,165,958	10%	1,273,941	11%
A	1,770,161	15%	2,065,192	18%
BBB	1,607,798	14%	1,442,938	12%
Below BBB(3)	1,100,426	9%	1,019,056	9%
Total	$11,566,860	100%	$11,719,749	100%

(1)	Includes bonds issued by states, municipalities, and political subdivisions.

(2)	Includes U.S. government-sponsored agency RMBS and CMBS.

(3)	Non-investment grade and non-rated securities.

At September 30, 2016, our fixed maturities had a weighted average credit rating of AA- (2015: AA-) and an average duration of 3.2 years (2015: 3.3 years). When incorporating short-term investments and cash and cash equivalents into the calculation (bringing the total to $12.5 billion), the average credit rating would be AA- (2015: AA-) and duration would be 2.9 years (2015: 3.0 years).

During the year, net unrealized investment gains (losses) on fixed maturities moved from a net unrealized investment loss of $178 million at December 31, 2015 to a net unrealized gain of $104 million at September 30, 2016.

Equities

Net unrealized investment gains on equities increased from $22 million at December 31, 2015 to $44 million at September 30, 2016, an increase of $22 million due to an improvement in valuations reflective of performance of the global equity markets.

Mortgage Loans

During the year, we increased our investment in commercial mortgage loans from $206 million to $333 million, an increase of $127m. The commercial mortgage loans are high quality and collateralized by a variety of commercial properties and are diversified both geographically throughout the United States and by property type to reduce the risk of concentration.

Other Investments

The composition of our other investments portfolio is summarized as follows:

	September 30, 2016		December 31, 2015

Hedge funds
Long/short equity funds	$139,460	16%	$154,348	19%
Multi-strategy funds	281,153	33%	355,073	43%
Event-driven funds	94,012	11%	147,287	18%
Leveraged bank loan funds	—	—%	65	—%
Total hedge funds	514,625	60%	656,773	80%

Direct lending funds	125,002	15%	90,120	11%
Private equity funds	89,170	11%	—	—%
Real estate funds	11,782	1%	4,929	1%
Total hedge, direct lending and real estate funds	740,579	87%	751,822	92%

Other privately held investments	42,900	5%	—	—%
CLO - Equities	63,783	8%	64,934	8%
Total other investments	$847,262	100%	$816,756	100%

The $142 million decrease in the fair value of our total hedge funds in 2016 was driven by $138 million of net redemptions and $4 million of price depreciation.

We have made total commitments of $310 million to managers of direct lending funds, of which $121 million of our total commitment has been called to date.

We have also made a total commitment of $60 million as a limited partner in a multi-strategy hedge fund, of which $48 million has been called to date.

We have made a total commitment of $100 million to a real estate fund, of which $10 million has been called to date.

During 2016, we made a total commitment of $135 million to a private equity fund, of which $95 million has been called to date.

Equity Method Investments

During 2016, we paid $104 million including direct transactions costs to acquire 18% of the common equity of Harrington, the parent company of Harrington Re, an independent reinsurance company jointly sponsored by AXIS Capital and Blackstone. Harrington is not a variable interest entity and given that we exercise significant influence over this investee we account for our ownership in Harrington under the equity method of accounting.

The Company also has investments in other equity method investments with a carrying value of $9 million.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the ‘Liquidity and Capital Resources’ section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 for a general discussion of our liquidity and capital resources.

The following table summarizes our consolidated capital as at:

	September 30, 2016	December 31, 2015

Senior notes	$992,633	$991,825

Preferred shares	625,000	627,843
Common equity	5,400,658	5,239,039
Shareholders’ equity	6,025,658	5,866,882
Total capital	$7,018,291	$6,858,707

Ratio of debt to total capital	14.1%	14.5%

Ratio of debt and preferred equity to total capital	23.0%	23.6%

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

Common Equity

During the nine months ended September 30, 2016, our common equity increased by $162 million. The following table reconciles our opening and closing common equity positions:

Nine months ended September 30,	2016

Common equity - opening	$5,239,039
Net income	364,460
Shares repurchased for treasury	(449,086)
Change in unrealized appreciation on available for sale investments, net of tax	281,276
Settlement of accelerated share repurchase	60,000
Common share dividends	(98,334)
Preferred share dividends	(29,906)
Share-based compensation expense recognized in equity	26,129
Foreign currency translation adjustment	5,694
Cost of treasury shares reissued	1,386
Common equity - closing	$5,400,658

During the nine months ended September 30, 2016, we repurchased 8.5 million common shares, including 7.1 million of common shares repurchased for a total of $389 million (including $375 million pursuant to our Board-authorized share repurchase program and $14 million relating to shares purchased in connection with the vesting of restricted stock awards granted under our 2007 Long-Term Equity Compensation Plan), and 1.4 million common shares acquired under the ASR which terminated on January 15, 2016. At October 27, 2016, the remaining authorization under the common share repurchase program approved by our Board of Directors was $375 million (refer to Part II, Item 2 'Unregistered Sales of Equity Securities and Use of Proceeds' for additional information).

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

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At September 30, 2016, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

NON-GAAP FINANCIAL MEASURES

In this report, we present operating income, consolidated underwriting income, underwriting-related general and administrative expenses and amounts presented on a constant currency basis, which are “non-GAAP financial measures” as defined in Regulation G.

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

Amounts presented on a constant currency basis are calculated by applying the average foreign exchange rate from the current year to prior year amounts.

Operating income, diluted operating income per common share and operating ROACE can be reconciled to the nearest GAAP financial measures as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Net income available to common shareholders	$176,644	$247,620	$334,554	$466,772
Net realized investment (gains) losses, net of tax(1)	(2,726)	67,897	42,667	119,442
Foreign exchange gains, net of tax(2)	(13,229)	(27,410)	(67,771)	(68,456)
Termination fee received(3)	—	(280,000)	—	(280,000)
Reorganization and related expenses, net of tax(4)	—	42,924	—	42,924
Operating income	$160,689	$51,031	$309,450	$280,682

Earnings per common share - diluted	$1.96	$2.50	$3.61	$4.65
Net realized investment (gains) losses, net of tax	(0.03)	0.68	0.46	1.19
Foreign exchange gains, net of tax	(0.15)	(0.28)	(0.73)	(0.69)
Termination fee received	—	(2.82)	—	(2.79)
Reorganization and related expenses, net of tax	—	0.43	—	0.43
Operating income per common share - diluted	$1.78	$0.51	$3.34	$2.79

Weighted average common shares and common share equivalents - diluted(5)	90,351	99,124	92,579	100,468

Average common shareholders’ equity	$5,369,921	$5,259,619	$5,319,849	$5,195,901

ROACE (annualized)	13.2%	18.8%	8.4%	12.0%

Operating ROACE (annualized)	12.0%	3.9%	7.8%	7.2%

(1)
Tax cost (benefit) of $2,479 and ($2,060) for the three months ended September 30, 2016 and 2015, respectively, and $2,372 and ($4,176) for the nine months ended September 30, 2016 and 2015, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.

(2)
Tax cost of $566 and $678 for the three months ended September 30, 2016 and 2015, respectively, and $2,010 and $744 for the nine months ended September 30, 2016 and 2015, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.

(3)	Tax impact is nil.

(4)
Tax benefit of nil and $2,943 for the three months ended September 30, 2016 and 2015, respectively, and nil and $2,943 for the nine months ended September 30, 2016 and 2015, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, reflecting the jurisdictional apportionment and related tax treatment of the individual components of the reorganization and related expenses.

(5)	Refer to Item 1, Note 8 to our Consolidated Financial Statements for further details on the dilution calculation.
A reconciliation of consolidated underwriting income to income before income taxes (the nearest GAAP financial measure) can be found in Item 1, Note 2 to the Consolidated Financial Statements. Underwriting-related general and administrative expenses are reconciled to general and administrative expenses (the nearest GAAP financial measure) within 'Underwriting Results - Group'.

We present our results of operations in the way we believe will be most meaningful and useful to investors, analysts, rating agencies and others who use our financial information to evaluate our performance. This includes the presentation of “operating income”, (in total and on a per share basis), “annualized operating ROACE” (which is based on the “operating income” measure) and “consolidated underwriting income”, which incorporates “underwriting-related general and administrative expenses”.

Operating Income

Although the investment of premiums to generate income and realized investment gains (losses) is an integral part of our operations, the determination to realize investment gains (losses) is independent of the underwriting process and is heavily influenced by the availability of market opportunities. Furthermore, many users believe that the timing of the realization of investment gains (losses) is somewhat opportunistic for many companies.

Foreign exchange losses (gains) in our Consolidated Statements of Operations are primarily driven by the impact of foreign exchange rate movements on net insurance related-liabilities. However, this movement is only one element of the overall impact of foreign exchange rate fluctuations on our financial position. In addition, we recognize unrealized foreign exchange losses (gains) on our available-for-sale investments in other comprehensive income and foreign exchange losses (gains) realized upon the sale of these investments in net realized investments gains (losses). These unrealized and realized foreign exchange rate movements generally offset a large portion of the foreign exchange losses (gains) reported separately in earnings, thereby minimizing the impact of foreign exchange rate movements on total shareholders' equity. As such, the Statement of Operations foreign exchange losses (gains) in isolation are not a fair representation of the performance of our business.

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

We believe that showing net income available to common shareholders exclusive of net realized gains (losses), foreign exchange losses (gains), termination fee received and reorganization and related expenses reflects the underlying fundamentals of our business. In addition, we believe that this presentation enables investors and other users of our financial information to analyze performance in a manner similar to how our management analyzes the underlying business performance. We also believe this measure follows industry practice and, therefore, facilitates comparison of our performance with our peer group. We believe that equity analysts and certain rating agencies that follow us, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons.

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

As noted above, foreign exchange losses (gains) in our Consolidated Statements of Operations primarily relate to our net insurance-related liabilities. However, we manage our investment portfolio in such a way that unrealized and realized foreign exchange rate losses (gains) on our investment portfolio generally offset a large portion of the foreign exchange losses (gains) arising from our underwriting portfolio. As a result, we believe that foreign exchange losses (gains) are not a meaningful contributor to our underwriting performance and, therefore, exclude them from consolidated underwriting income.

The termination fee received represents the break-up fee received on the cancellation of the amalgamation agreement between PartnerRe Ltd. and AXIS Capital and should be excluded from consolidated underwriting income since it is not related to underwriting operations.

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

Foreign Currency Risk
The table below provides a sensitivity analysis of our total net foreign currency exposures.

	AUD	NZD	CAD	EUR	GBP	JPY	Other	Total

At September 30, 2016
Net managed assets (liabilities), excluding derivatives	$85,933	$(6,574)	$74,859	$(159,487)	$(59,745)	$21,593	$132,185	$88,764
Foreign currency derivatives, net	(79,700)	7,287	(80,621)	204,334	5,836	(26,126)	11,790	42,800
Net managed foreign currency exposure	6,233	713	(5,762)	44,847	(53,909)	(4,533)	143,975	131,564
Other net foreign currency exposure	2,060	—	—	22,881	1,011	—	68,969	94,921
Total net foreign currency exposure	$8,293	$713	$(5,762)	$67,728	$(52,898)	$(4,533)	$212,944	$226,485
Net foreign currency exposure as a percentage of total shareholders’ equity	0.1%	—%	(0.1%)	1.1%	(0.9%)	(0.1%)	3.5%	3.8%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$829	$71	$(576)	$6,773	$(5,290)	$(453)	$21,294	$22,648

(1)	Assumes 10% change in underlying currencies relative to the U.S. dollar.

Total Net Foreign Currency Exposure

At September 30, 2016, our total net foreign currency exposure was $226 million net long, driven by increases in our exposures to the euro and other non-core currencies primarily due to new business written during the first nine months of 2016.

ITEM 4.     CONTROLS AND PROCEDURES

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2016. Based upon that evaluation, there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information regarding the number of shares we repurchased during the three months ended September 30, 2016:

ISSUER PURCHASES OF EQUITY SECURITIES

Common Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Announced Plans or Programs(2)

July 1-31, 2016	127	$55.45	108	$494.0 million
August 1-31, 2016	1,552	$55.88	1,552	$407.3 million
September 1-30, 2016	572	$56.36	571	$375.1 million
Total	2,251		2,231	$375.1 million

(1)
From time to time, we purchase shares in connection with the vesting of restricted stock awards granted to our employees under our 2007 Long-Term Equity Compensation Plan. The purchase of these shares is separately authorized and is not part of our Board-authorized share repurchase program, described below.

(2)
On December 7, 2015, our Board of Directors authorized a share repurchase plan to repurchase up to $750 million of our common shares through to December 31, 2016. The share repurchase authorization which became effective on December 31, 2015, replaced the previous plan which had $444 million available through the end of 2016. Share repurchases may be effected from time to time in the open market or privately negotiated transactions, depending on market conditions.

ITEM 5.     OTHER INFORMATION

Disclosure of Certain Activities Under Section 13(r) of the Securities Exchange Act of 1934

Section 13(r) of the Securities Exchange Act of 1934, as amended, requires issuers to disclose in their annual and quarterly reports whether they or any of their affiliates knowingly engaged in certain activities with Iran or with individuals or entities that are subject to certain sanctions under U.S. law. Issuers are required to provide this disclosure even where the activities, transactions or dealings are conducted outside of the United States in compliance with applicable law.

As and when allowed by the applicable law and regulations, certain of our non-U.S. subsidiaries provide treaty reinsurance coverage to non-U.S. insurers of marine, aviation and energy risks on a worldwide basis, and as a result, these underlying reinsurance portfolios may have some exposure to Iran. In addition, we underwrite insurance and facultative reinsurance on a global basis to non-U.S. insureds and reinsureds for marine, aviation and energy risks. Coverage provided to non-Iranian business may indirectly cover an exposure in Iran. For example, certain of our operations underwrite global marine hull and cargo policies that provide coverage for vessels navigating into and out of ports worldwide, including Iran. For the quarter ended September 30, 2016, no premium has been allocated or apportioned to activities relating to Iran. As we believe these activities are permitted under applicable laws and regulations, we intend for our non-U.S. subsidiaries to continue to provide such coverage to the extent permitted by applicable law.

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

10.1
Amendment No. 1 to Employment Agreement dated June 23, 2014 by and between Peter W. Wilson and AXIS Specialty U.S. Services, Inc. effective September 21, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 27, 2016).

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
†101
The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015; (iv) Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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
Dated: October 27, 2016

AXIS CAPITAL HOLDINGS LIMITED
By:	/S/ ALBERT BENCHIMOL
Albert Benchimol
President and Chief Executive Officer

/S/ JOSEPH HENRY
Joseph Henry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)