Form 10-K
period 2016-12-31
AXIS CAPITAL HOLDINGS LTD
filed 2017-02-27
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(441) 496-2600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common shares, par value $0.0125 per share	New York Stock Exchange
6.875% Series C preferred shares	New York Stock Exchange
5.50% Series D preferred shares	New York Stock Exchange
5.50% Series E preferred shares	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐  No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2016, was approximately $4.9 billion.
As of February 17, 2017, there were outstanding 86,118,540 common shares, $0.0125 par value per share, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the annual meeting of shareholders to be held on May 4, 2017 are incorporated by reference in response to items 10, 11, 12, 13 and 14 in Part III of this Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2016.

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

As used in this report, references to “we,” “us,” “our” or the “Company” refer to the operations of AXIS Capital Holdings Limited ("AXIS Capital") and its direct and indirect subsidiaries and branches, including AXIS Specialty Limited ("AXIS Specialty Bermuda"), AXIS Specialty Limited (Singapore Branch), AXIS Specialty Markets Limited, AXIS Specialty Markets II Limited, AXIS Ventures Limited ("AXIS Ventures"), AXIS Ventures Reinsurance Limited ("Ventures Re"), AXIS Reinsurance Managers Limited ("AXIS Reinsurance Managers"), AXIS Specialty Europe SE ("AXIS Specialty Europe"), AXIS Specialty London, AXIS Re SE, AXIS Re Europe, AXIS Specialty Australia, AXIS Specialty Insurance Company ("AXIS Specialty U.S."), AXIS Reinsurance Company ("AXIS Re U.S."), AXIS Reinsurance Company (Canadian Branch), AXIS Surplus Insurance Company ("AXIS Surplus"), AXIS Insurance Company ("AXIS Insurance Co."), AXIS Specialty Finance LLC, AXIS Specialty Finance PLC and Ternian Insurance Group LLC ("Ternian") unless the context suggests otherwise.
Tabular dollars are in thousands. Amounts in tables may not reconcile due to rounding differences.

GENERAL
AXIS Capital is the Bermuda-based holding company for the AXIS group of companies (the "Group") and was incorporated on December 9, 2002. AXIS Specialty Bermuda commenced operations on November 20, 2001. AXIS Specialty Bermuda and its subsidiaries became wholly owned subsidiaries of AXIS Capital pursuant to an exchange offer consummated on December 31, 2002. We provide a broad range of specialty (re)insurance on a worldwide basis, through operating subsidiaries and branch networks based in Bermuda, the United States ("U.S."), Canada, Europe and Singapore. We also maintain marketing offices in Brazil, France, Spain and Dubai. Our business consists of two distinct global underwriting platforms, AXIS Insurance and AXIS Re.
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
At December 31, 2016, we had common shareholders’ equity of $5.1 billion, total capital of $7.3 billion and total assets of $20.8 billion.
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
We aim to execute on our business strategy through the following multi-pronged approach:
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
We maintain excellent financial strength, characterized by financial discipline and transparency: Our total capital of $7.3 billion at December 31, 2016, our high-quality and liquid investment portfolio and our operating subsidiary ratings of "A+" ("Strong") by Standard & Poor's and "A+" ("Superior") by the A.M. Best Company, Inc. (“A.M. Best”) are key indicators of our financial strength.
We attract, develop, retain and motivate an excellent team: We aim to attract and retain the top talent in the industry and to motivate our employees to make decisions that are in the best interest of both our clients and shareholders. We nurture an ethical, risk-aware, achievement-oriented culture that promotes professionalism, responsibility, integrity, discipline and entrepreneurship. As a result, we believe that our staff is well-positioned to make the best underwriting and strategic decisions for the Company.
Our key metrics for performance measurement include non-GAAP operating return on average common equity ("non-GAAP operating ROACE") on an annual basis and diluted book value per common share adjusted for dividends over the long-term. Our goal is to achieve top-quintile industry non-GAAP operating ROACE and growth in book value per share adjusted for dividends, with volatility consistent with the industry average.

SEGMENT INFORMATION
Our underwriting operations are organized around two global underwriting platforms, AXIS Insurance and AXIS Re, therefore we have two reportable segments, insurance and reinsurance. We do not allocate our assets by segment, with the exception of goodwill and intangible assets, as we evaluate the underwriting results of each segment separately from the results of our investment portfolio. For additional information relating to our reportable segments, refer to Item 8, Note 3 to the Consolidated Financial Statements 'Segment Information', and Item 7 ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’. Please also refer to Item 8, Note 3 to the Consolidated Financial Statements 'Segment Information' for a description of the geographic distribution of gross premiums written based on the location of our subsidiaries.
The table below presents gross premiums written in each of our reportable segments for each of the most recent three years.

Year ended December 31,	2016	2015	2014

Insurance	$2,720,242	$2,583,081	$2,535,415
Reinsurance	2,249,966	2,020,649	2,176,104
Total	$4,970,208	$4,603,730	$4,711,519

Insurance Segment
Lines of Business and Distribution
Our insurance segment operates through offices in Bermuda, the U.S., Canada, Europe, Singapore, and the Middle East and offers specialty insurance products to a variety of niche markets on a worldwide basis. The following are the lines of business in our insurance segment:

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

•
Liability: primarily targets primary and low/mid-level excess and umbrella commercial liability risks in the U.S. wholesale markets. Target industry sectors include construction, manufacturing, transportation and trucking and other services.

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

Gross premiums written by broker, shown individually where premiums were 10% or more of the total in any of the last three years, were as follows:

Year ended December 31,	2016		2015		2014

Marsh & McLennan Companies Inc.	$388,793	14%	$416,876	16%	$437,092	17%
Aon plc	402,779	15%	401,612	16%	354,681	14%
Willis Tower Watson PLC	253,887	9%	314,615	12%	265,075	10%
Other brokers	1,356,181	50%	1,202,747	47%	1,235,986	49%
Managing general agencies and underwriters	318,602	12%	247,231	9%	242,581	10%
Total	$2,720,242	100%	$2,583,081	100%	$2,535,415	100%

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

Reinsurance Segment
Lines of Business and Distribution
Our reinsurance segment operates through offices in Bermuda, the U.S., Canada, Switzerland, Singapore and Brazil. We write business on a proportional basis, receiving an agreed percentage of the underlying premium and accepting liability for the same percentage of incurred losses. We also write business on an excess of loss basis, whereby we typically provide an indemnification to the reinsured entity for a portion of losses, both individually and in the aggregate, in excess of a specified individual or aggregate loss deductible. Our business is written on a treaty basis and primarily produced through reinsurance brokers worldwide.
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

•
Property: provides coverage for property damage and related losses resulting from natural and man-made perils contained in underlying personal and commercial policies. While our predominant exposure is to property damage, other risks, including business interruption and other non-property losses, may also be covered when arising from a covered peril. While our most significant exposures typically relate to losses from windstorms, tornadoes and earthquakes, we are also exposed to other perils such as freezes, riots, floods, industrial explosions, fires, hail and a number of other loss events. We assume business on both a proportional and excess of loss basis.

•
Professional Lines: covers directors’ and officers’ liability, employment practices liability, medical malpractice, professional indemnity, environmental liability and miscellaneous errors and omissions insurance risks. The underlying business is predominantly written on a claims-made basis. Business is written on both a proportional and excess of loss basis.

•
Credit and Surety: consists of reinsurance of trade credit insurance products and includes both proportional and excess of loss structures. The underlying insurance indemnifies sellers of goods and services in the event of a payment default by the buyer of those goods and services. The Company provides credit insurance coverage to mortgage guaranty insurers and government sponsored entities. Also included in this line of business is coverage for losses arising from a broad array of surety bonds issued by insurers to satisfy regulatory demands or contract obligations in a variety of jurisdictions around the world.

•
Motor: provides coverage to insurers for motor liability and property damage losses arising out of any one occurrence. A loss occurrence can involve one or many claimants where the ceding insurer aggregates the claims from the occurrence. We offer traditional proportional and non-proportional reinsurance as well as structured solutions.

•
Liability: provides coverage to insurers of standard casualty business, excess and surplus casualty business and specialty casualty programs. The primary focus of the underlying business is general liability, although workers' compensation and auto liability are also written.

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

•	Marine and Other: includes marine, aviation and personal accident reinsurance.

The reinsurance segment also writes primarily derivative based, risk management products designed to address weather and commodity price risks. The majority of these contracts cover the risk of variations in quantifiable weather-related phenomenon, such as temperature. In general, the portfolio of such derivatives is of short duration, with contracts being predominantly seasonal in nature.
Gross premiums written by broker, shown individually where premiums were 10% or more of the total in any of the last three years, were as follows:

Year ended December 31,	2016		2015		2014

Marsh & McLennan Companies Inc.	$677,677	30%	$580,843	29%	$591,412	27%
Aon plc	556,577	25%	439,069	22%	687,458	32%
Willis Tower Watson PLC	338,188	15%	295,244	15%	298,628	14%
Capsicum & Gallagher	222,461	10%	250,662	12%	10,112	—%
Other brokers	319,459	14%	327,365	16%	366,600	17%
Direct	135,604	6%	127,466	6%	221,894	10%
Total	$2,249,966	100%	$2,020,649	100%	$2,176,104	100%

During 2016 and 2015, a large portion of our motor gross premiums written was placed through Capsicum Re, in partnership with Arthur J. Gallagher. In 2014, this business was largely placed through Aon.
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

CASH AND INVESTMENTS
We seek to balance the investment portfolios’ objectives of (1) increasing book value with (2) the generation of relatively stable investment income, while providing sufficient liquidity to meet our claims and other obligations. Liquidity needs arising from potential claims are of primary importance and are considered in asset class participation and the asset allocation process. Intermediate maturity investment grade fixed income securities have duration characteristics similar to our expected claim payouts and are, therefore, central to our investment portfolio’s asset allocation. At December 31, 2016, the duration of our fixed maturities portfolio was approximately 4 years, which approximates the estimated duration of our net insurance liabilities.
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
For additional information regarding the investment portfolio refer to the Item 7 ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cash and Investments’ and Item 8, Note 5 to the Consolidated Financial Statements 'Investments'.
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
The mission of Enterprise Risk Management ("ERM") at AXIS is to promptly identify, measure, report and monitor risks that affect the achievement of our strategic, operational and financial objectives. The key objectives of our risk management framework are to:

•	Protect our capital base and earnings by monitoring our risks against our stated risk appetite and limits;

•	Promote a sound risk management culture through disciplined and informed risk taking;

•	Enhance value creation and contribute to an optimal risk-return profile by providing the basis for efficient capital deployment;

•	Support our group-wide decision making process by providing reliable and timely risk information; and

•	Safeguard AXIS' reputation.
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
To support our governance process, we rely on our documented policies and guidelines. Our Risk Policies are a formal set of documents we use to specify our approach and risk mitigation / control philosophy for managing individual and aggregate risks. We also have procedures to approve exceptions and procedures for referring risk issues to senior management and the Board of Directors. Our qualitative and quantitative risk reporting framework provides transparency and early warning indicators to senior management with regard to our overall risk profile, adherence to risk limits and improvement actions both at an operating entity and Group level.
Various governance and control bodies coordinate to help to ensure that objectives are being achieved, risks are identified and appropriately managed and internal controls are in place and operating effectively.
Internal capital model
An important aspect of our risk management framework is our internal capital model. Utilizing this modeling framework provides us with a holistic view of the capital we put at risk in any year by allowing us to understand the relative interaction among the known risks impacting us. This integrated approach recognizes that a single risk factor can affect different sub-portfolios and that different risk factors can have different mutual dependencies. We continuously review and update our model and its parameters as our risk landscape and external environment continue to evolve.

As well as being used to measure internal risk capital (see ‘Capital Management’ section), our internal capital model is used as a tool in managing our business and for strategic planning via capital allocations and through to portfolio monitoring, reinsurance purchasing and investment asset allocations.
Risk diversification
As a global (re)insurer with a wide product offering across different businesses, diversification is a key component of our business model and risk framework. Diversification enhances our ability to manage our risks by limiting the impact of a single event and contributing to relatively stable long-term results and our general risk profile. The degree to which the diversification effect can be realized depends not only on the correlation between risks but also the level of relative concentration of those risks. Therefore, our aim is to maintain a balanced risk profile without any disproportionately large risks. Our internal capital model considers the level of correlation and diversification between individual risks and we measure concentration risk consistently across our business units in terms of pre and post diversified internal risk capital requirements.
Risk appetite and limit framework
Our integrated risk management framework considers material risks in our business either from investments, underwriting or operations. Large risks that might accumulate and have the potential to produce substantial losses are subject to our global risk appetite and limit framework. Our risk appetite, as authorized by our Board of Directors, represents the amount of risk that we are willing to accept within the constraints imposed by our capital resources as well as the expectations of our stakeholders as to the type of risk we hold within our business. At an annual aggregated level, we also monitor and manage the potential financial loss from the accumulation of risk exposure in any one year.
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

Board of Directors’ Level

The Risk Committee of the Board ("Risk Committee") assists the Board of Directors in overseeing the integrity and effectiveness of our enterprise risk management framework, and ensuring that our risk assumption and risk mitigation activities are consistent with that framework. The Risk Committee reviews, approves and monitors our overall risk strategy, risk appetite and key risk limits and receives regular reports from the Group Risk Management function ("Group Risk") to ensure any significant risk issues are being addressed by management. The Risk Committee further reviews, with management and Internal Audit, the Group’s general policies and procedures and satisfies itself that effective systems of risk management and controls are established and maintained. Among its other responsibilities, the Risk Committee also reviews and approves our annual Own Risk and Solvency Assessment ("ORSA") report. The Risk Committee assesses the independence and objectivity of our Group Risk function, approves its terms of reference and reviews its ongoing activities.
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

Group executive level
Our management Executive Committee formulates our business objectives and risk strategy within the overall risk appetite set by our Board. It allocates capital resources and sets limits across the Group, with the objective of balancing return and risk. While the management Executive Committee is responsible overall for risk management, it has delegated some authority to the executive level Risk Management Committee ("RMC"):

The RMC is responsible for overseeing the integrity and effectiveness of the Group's ERM framework, and ensuring that the Group's risk assumption and risk mitigation activities are consistent with that framework, including a review of the annual business plan relative to our risk limits. In addition to the RMC there is an established framework of separate yet complementary management committees and subcommittees, focusing on particular aspects of ERM including the following:

•
The Investment & Finance Committee oversees the Group’s investment activities by, among other things, monitoring market risks, the performance of our investment managers and the Group’s asset-liability management, liquidity positions and investment policies and guidelines. The Investment & Finance Committee also prepares the Group’s strategic asset allocation and presents it to the Finance Committee of the Board for approval.

•	The Reinsurance Security Committee ("RSC") sets out the financial security requirements of our reinsurance counterparties and approves reinsurance counterparties, as needed.

•	The Internal Model Committee oversees the Group's Internal Model framework, including the key model assumptions, methodology and validation framework.

•
The Cyber Risk Committee oversees the Group's Cyber Risk Framework including the development of a cohesive risk governance plan for the internal controls and risk aggregation of cyber risks across the Company.

•	The Emerging Risks Committee oversees the processes for identifying, assessing and monitoring current and potential emerging risks.
Group risk management organization
As a general principle, management in each of our business units is responsible in the first instance for both the risks and returns of its decisions. Management is the ‘owner’ of risk management processes and is responsible for managing our business within defined risk limits.
Our Chief Risk and Actuarial Officer reports to the Group Chief Executive Officer and the Chairman of the Board Risk Committee, leads our independent Group Risk function, and is responsible for oversight and implementation of the Group's ERM framework as well as providing guidance and support for risk management practices. Group Risk is responsible for developing methods and processes for identifying, measuring, managing and reporting risk. This forms the basis for informing the Risk Committee and RMC of the Group’s risk profile. Group Risk develops our risk management framework and oversees the adherence to this framework at the Group and operating entity level. Our Chief Risk and Actuarial Officer regularly reports risk matters to the Chief Executive Officer ("CEO"), management Executive Committee, RMC and the Risk Committee.
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
Our risk governance structure is further complemented by our Legal Department which seeks to mitigate legal and regulatory compliance risks with support from other departments. This includes ensuring that significant developments in law and regulation are observed and that we react appropriately to impending legislative and regulatory changes and applicable court rulings.

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
The AXIS risk landscape is reviewed on a regular basis to ensure that it remains up-to date based on the evolving risk profile of the Company. In addition we undertake ongoing risk assessment across all enterprise risks, capturing and reviewing risk register outputs through our governance structures.
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
We specifically evaluate the risks of potential merger and acquisition transactions both from a quantitative and qualitative perspective. We conduct risk assessments of merger and acquisition transactions to evaluate risks specifically related to the integration of acquiring a business. Additionally, we have governance procedures in place to review and approve strategic investments and potential new initiatives within our existing businesses in order to evaluate whether the risks are well understood and justified by the potential rewards.
Insurance Risk
Insurance risk is the inherent uncertainty as to the occurrence, amount and timing of insurance liabilities transferred to us through the underwriting process.
Since our inception in 2001, we have expanded our international presence, with underwriting offices in Bermuda, the U.S., Europe, Singapore and Canada. Our disciplined underwriting approach coupled with a group-wide peer review process has enabled us to manage this growth in a controlled and consistent manner.
A key component of the Group's underwriting risk governance is our peer review processes which allow for a collaborative review of risk and pricing and ensures that underwriting is within established protocols and guidelines. Underwriting guidelines are in place to provide a framework for consistent pricing and risk analysis and ensuring alignment to the Group's risk appetite. Limits are set on underwriting capacity, and cascade authority to individuals based on their specific roles and expertise.
We also have significant audit coverage across our business units, including Management Initiated Audits (“MIAs”). MIAs are audits of underwriting and claims files performed by teams independent of those who originated the transactions, the purpose of which is to test the robustness of our underwriting, claims and operating processes and to recognize any early indicators of future trends in our operational risk environment.
Reinsurance purchasing
Another key component of our mitigation of insurance risk is the purchase of reinsurance on both a treaty (covering a portfolio of risks) and facultative (single risk) basis, on both our short and long tail lines of business.

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

We have a centralized Ceded Reinsurance department which coordinates external treaty reinsurance purchasing across the Group and is overseen by our Reinsurance Purchasing Group ("RPG"). The RPG, which includes among others, our Chief Executive Officer, Chief Financial Officer, Chief Risk and Actuarial Officer and business unit leadership, approves each treaty placement, and aims to ensure that appropriate diversification exists within our RSC approved counterparty panels.

Facultative reinsurance is case by case risk transfer which we may also use to complement treaty reinsurance by covering additional risks above and beyond what is already covered in treaties. Facultative reinsurance is monitored by the Ceded Reinsurance department.
Natural peril catastrophe risk
Natural catastrophes such as earthquakes, storms, tsunamis and floods represent a challenge for risk management due to their accumulation potential and occurrence volatility. In managing natural catastrophe risk, our internal risk limit framework aims to limit both the loss of capital due to a single event and the loss of capital that would occur from multiple (but perhaps smaller events) in any year. Within this framework, we have an established risk limit for single event, single zone probable maximum loss ("PML") within defined zones and at various return periods. For example, at the 1-in-250 year return period, we are not willing to expose more than 25% of our prior quarter-end common-equity from a single event within a single zone.
The table below shows our mean PML estimates for certain defined single zones which correspond to peak industry catastrophe exposures at January 1, 2017 and 2016:

At January 1, (in millions of U.S. dollars)		2017			2016
Single zone/single event	Perils	50 Year Return Period	100 Year Return Period	250 Year Return Period	50 Year Return Period	100 Year Return Period	250 Year Return Period

Southeast	U.S. Hurricane	$461	$534	$811	$511	$729	$907
Northeast	U.S. Hurricane	38	105	223	40	137	299
Mid-Atlantic	U.S. Hurricane	100	256	453	104	305	668
Gulf of Mexico	U.S. Hurricane	332	405	468	308	442	614
California	Earthquake	381	446	561	342	532	698
Europe	Windstorm	145	205	273	153	210	284
Japan	Earthquake	121	157	276	123	228	308
Japan	Windstorm	35	60	108	42	71	102

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
As indicated in the table above, our modeled single occurrence 1-in-100 year return period PML for a Southeast U.S. hurricane, net of reinsurance, is approximately $0.5 billion. According to our modeling, there is a one percent chance that on an annual basis, our losses incurred from a Southeast hurricane event could be in excess of $0.5 billion. Conversely, there is a 99% chance that on an annual basis, the loss from a Southeast hurricane will fall below $0.5 billion.
We have developed our PML estimates using multiple commercially available vendor models, including AIR Worldwide ("AIR") and Risk Management Solutions ("RMS") (which we also use for pricing catastrophe risk). These models cover the major peril regions where we face potential exposure. We combine the outputs of catastrophe models with our estimate of non-modeled perils and other factors which we believe, from our experience, provides us with a more complete view of natural peril catastrophe risk.
Our PML estimates are based on assumptions that are inherently subject to significant uncertainties and contingencies. These uncertainties and contingencies can affect actual losses and could cause actual losses to differ materially from those expressed above. We aim to reduce the potential for model error in a number of ways, the most important of which is by ensuring that management’s judgment supplements the model outputs. We also perform ongoing model validation both within our business units and at a group level including through our catastrophe model validation unit. These validation procedures include sensitivity testing of models to understand their key variables and, where possible, back testing the model outputs to actual results.
Our estimated net losses from peak zone catastrophes may change from period to period as a result of several factors, which include but are not limited to, updates to vendor catastrophe models, changes in our own modeling, changes in our underwriting portfolios, changes to our reinsurance purchasing strategy and changes in foreign exchange rates. Several of the aforementioned factors, including the opportunistic purchase of more reinsurance/retrocession protection, drove a reduction in our natural catastrophe PMLs during 2016.
Man-made catastrophe risk
Similar to our management of natural peril catastrophe exposures, we also take a similar focused and analytical approach to our management of man-made catastrophes. Man-made catastrophes, which include such risks as train collisions, airplane crashes or terrorism, are harder to model in terms of assumptions regarding intensity and frequency. For these risks we couple the vendor models (where available) with our bespoke modeling and underwriting judgment and expertise. This allows us to take advantage of business opportunities relating to man-made catastrophe exposures particularly where we can measure and limit the risk sufficiently as well as obtain risk-adequate pricing.
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
Reserving risk
The estimation of reserves is subject to uncertainty due to the fact that the settlement of claims that have arisen before the balance sheet date is dependent on future events and developments. Unforeseen loss trends resulting from court rulings, changes in the law, medical and long-term care costs, and economic factors such as inflation can have an impact on the ultimate cost to settle our claim liabilities.

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
Reserving for long-tail lines of business represents a significant component of reserving risk. When loss trends prove to be higher than those underlying our reserving assumptions, the risk is greater because of a stacking-up effect: we carry reserves to cover claims arising from several years of underwriting activity and these reserves are likely to be adversely affected by unfavorable loss trends. We manage and mitigate reserving risk on long-tail business in a variety of ways. First, the long-tail business we write is part of a well-balanced and diversified global portfolio of business. In 2016, our long-tail net premiums written (namely liability and motor business) represented 23% of our total premiums written and 34% of total net reserves. We also purchase reinsurance on the liability business to reduce our net positions. Secondly, we follow a disciplined underwriting process that utilizes available information, including industry trends.
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
Credit Risk
Credit risk represents the risk of incurring financial loss due to the diminished creditworthiness (eroding credit rating and, ultimately, default) of our third party counterparties. We distinguish between various forms of credit exposure; the risk of issuer default from instruments in which we invest or trade, such as corporate bonds; counterparty exposure in a direct contractual relationship, such as reinsurance; the credit risk related to our receivables, including those from brokers and other intermediaries; and the risk we assume through our insurance contracts, such as our credit and political risk and trade credit and bond lines of business.

Credit risk aggregation
We monitor and manage the aggregation of credit risk on a Group-wide basis allowing us to consider exposure management strategies for individual companies, countries, regions, sectors and any other relevant inter-dependencies. Our credit exposures are aggregated based on the origin of risk. Credit risk aggregation is managed through minimizing overlaps in underwriting, financing and investing activities. As part of our credit aggregation framework, we assign aggregate credit limits by country and for any individual counterparty. These limits are based and adjusted on a variety of factors including the prevailing economic environment and the nature of the underlying credit exposures.
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
Credit risk relating to investing activities
Within our fixed maturity investment portfolio, which represents approximately $11 billion or 55% of our total assets, we are exposed to potential losses arising from the diminished creditworthiness of issuers of bonds as well as third party counterparties such as custodians. We limit such credit risk through diversification, issuer exposure limitation graded by ratings and, with respect to custodians, through contractual and other legal remedies. Excluding U.S. Treasury and Agency securities, we limit our concentration of credit risk to any single corporate issuer to 2% or less of our investment grade fixed maturities portfolio for securities rated A- or above and 1% or less of our investment grade fixed maturities portfolio for securities rated below A-. No more than 1.5% of total cash and invested assets can be invested in any single corporate issuer.
We also have credit risk relating to our cash and cash equivalents. In order to mitigate concentration and operational risks related to cash and cash equivalents, we limit the maximum amount of cash that can be deposited with a single counterparty and additionally limit acceptable counterparties based on current rating, outlook and other relevant factors.
Credit risk relating to reinsurance recoverable assets
Within our reinsurance purchasing activities, we are exposed to the credit risk of a reinsurer failing to meet its obligations under our reinsurance contracts. To help mitigate this, all of our reinsurance purchasing is subject to financial security requirements specified by our RSC. The RSC maintains a list of approved reinsurers, reviews credit risk assessments for potential new reinsurers, regularly monitors approved reinsurers with consideration for events which may have a material impact on their creditworthiness, recommends counterparty limits for different types of ceded business and monitors concentrations of credit risk. This assessment considers a wide range of individual attributes, including a review of the counterparty’s financial strength, industry position and other qualitative factors.
We monitor counterparty credit quality and exposures, with special monitoring of those cases that merit close attention.

Credit risk relating to receivables
Our largest credit risk exposure to receivables is from brokers and other intermediaries; the risk arises where they collect premiums from customers to be paid to us or we pay claims to them for onward settlement to customers on our behalf. We have policies and standards in place to manage and monitor credit risk from intermediaries with a focus on day-to-day monitoring of the largest positions.

Credit risk relating to our underwriting portfolio
In our insurance segment, we provide credit insurance primarily for lenders (financial institutions) seeking to mitigate the risk of non-payment from their borrowers. This product has complemented our more traditional political risk insurance business. For the credit insurance contracts, it is necessary for the buyer of the insurance, most often a bank, to hold an insured asset, most often an underlying loan, in order to claim compensation under the insurance contract. The vast majority of the credit insurance provided is for single-name illiquid risks, primarily in the form of senior secured bank loans that can be individually analyzed and underwritten. As part of this underwriting process, an evaluation of credit-worthiness and reputation of the obligor is critical and forms the cornerstone of the underwriting process. We generally require that our clients retain a share of each transaction that we insure. A key element to our underwriting analysis is the assessment of recovery in the event of default and, accordingly, the strength of the collateral and the enforceability of rights to the collateral are paramount. We avoid insurance for structured finance products defined by pools of risks and insurance for synthetic products that would expose us to mark-to-market losses. We also seek to avoid terms in our credit insurance contracts which introduce liquidity risk, most notably, in the form of a collateralization requirement upon a ratings downgrade. We also provide protection against sovereign default or sovereign actions that result in impairment of cross-border investments for banks and corporations. Our contracts generally include conditions precedent to our liability relating to the enforceability of the insured transaction and restricting amendments to the transaction documentation, obligations on the insured to prevent and minimize losses, subrogation rights (including rights to have the insured asset transferred to us) and waiting periods. Under most of our policies, a loss payment is made in the event the debtor failed to pay our client when payment is due subject to a waiting period of up to 180 days.
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
We supplement our asset-liability management with various internal policies and limits. As part of our strategic asset allocation process, different asset strategies are simulated and stressed in order to evaluate the ‘optimal’ portfolio (given return objectives and risk constraints) at both the group and operating entity level. In our investment department, we centralize the management of asset classes to control aggregation of risk, and provide a consistent approach to constructing portfolios as well as the selection process of external asset managers. We have limits on the concentration of investments by single issuers and certain asset classes, and we limit the level of illiquid investments (see 'Liquidity Risk' below). Further, our investment guidelines do not permit the use of leverage in any of our fixed maturity portfolios.
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

We have specific processes and systems in place to focus on high priority operational matters such as information security, managing business continuity, and third party vendor risk:

•
Major failures and disasters which could cause a severe disruption to working environments, facilities and personnel, represent a significant operational risk to us. Our Business Continuity Management framework strives to protect critical business functions from these effects to enable us to carry out our core tasks in time and at the quality required. During 2016, we continued to review our Business Continuity Planning procedures through cyclical planned tests.

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

Liquidity Risk
Liquidity risk is the risk that we may not have sufficient financial resources to meet our obligations when they fall due, or would have to incur excessive costs to do so. As a (re)insurer, our core business generates liquidity primarily through premium, investment income and the maturity/sale of investments. Our exposure to liquidity risk stems mainly from the need to cover potential extreme loss events and regulatory constraints that limit the flow of funds within the Group. To manage these risks, we have a range of liquidity policies and measures in place:

•
We maintain cash and cash equivalents and high quality, liquid investment portfolios to meet expected outflows, as well as those that could result from a range of potential stress events. We place internal limits on the maximum percentage of cash and investments which may be in an illiquid form as well as a minimum percentage of our investment portfolio to mature within a defined timeframe.

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
We monitor the capital positions of the Group and at operating entity level and apply stress tests based on adverse scenarios. This allows us to take appropriate measures to ensure the continued strength and appropriateness of our capital and solvency positions, and also enables us to take advantage of opportunities as they arise. Such measures are performed as and when required and include traditional capital management tools (e.g. dividends, share buy-backs, issuances of shares or debt) or through changes to our risk exposure (e.g. recalibration of our investment portfolio or changes to our reinsurance purchasing strategy).
Internal risk capital
We use our internal capital model to assess the capital consumption of our business, measuring and monitoring the potential aggregation of risk at extreme return periods.
Regulatory capital requirements
In each country in which we operate, the local regulator specifies the minimum amount and type of capital that each of the regulated entities must hold in support of their liabilities and business plans. We target to hold, in addition to the minimum capital required to comply with the solvency requirements, an adequate buffer to ensure that each of our operating entities meets its local capital requirements. Refer to Item 8, Note 21 of the Consolidated Financial Statements, 'Statutory Financial Information' for further information.

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

The BMA has been granted full “equivalence” under Solvency II (as more fully described below under "Ireland") for Bermuda’s commercial insurance sector, including Class 4 insurers, with an effective date of January 1, 2016.

In November 2013, AXIS Capital formed AXIS Ventures and its direct subsidiary Ventures Re. Ventures Re is a Class 3A insurer under the Insurance Act and a registered segregated accounts company under the Bermuda Segregated Accounts Companies Act 2000, as amended. Pursuant to a Direction under Section 56 of the Insurance Act issued by the BMA, Ventures Re is exempt from certain solvency and liquidity standards and reporting requirements.
The BMA acts as group supervisor of AXIS Capital and has designated AXIS Specialty Bermuda as the ‘designated insurer’ of the AXIS Capital group of insurance companies. In accordance with the group supervision and insurance group solvency rules, AXIS Capital is required to prepare and submit annual audited group GAAP financial statements, an annual group Statutory Financial Return, an annual group Capital and Solvency Return and quarterly group unaudited GAAP financial statements, and to appoint both a group actuary and a group auditor. Enhanced group capital requirements (“ECR”) have been phased in since the financial year ending December 31, 2013, when the applicable ECR was 50% of the amount prescribed by the BMA, with an additional 10% applicable each subsequent year through 2018, when the full ECR will be required.
AXIS Capital, AXIS Specialty Bermuda, AXIS Specialty Holdings Bermuda Limited, AXIS Bermuda Services Limited, AXIS Specialty Markets Limited, AXIS Specialty Markets II Limited, AXIS Ventures, Ventures Re, AXIS Specialty Investments II Limited and AXIS Reinsurance Managers must also comply with provisions of the Bermuda Companies Act 1981, as amended (the “Companies Act”), regulating the payment of dividends and distributions. A Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than its liabilities.
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
AXIS Specialty Bermuda has reinsurance permissions in China and the Netherlands. AXIS Specialty Limited (Singapore Branch) has a separate reinsurance permission in China.
AXIS Syndicate 1686 (“AXIS Syndicate”), a Lloyd's Syndicate, is licensed through Lloyd's to write insurance and reinsurance in or from Bermuda, except for long-term business. See “United Kingdom” (U.K.) below for additional information regarding AXIS Syndicate.
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
State Insurance Regulation
AXIS Reinsurance Company is licensed to transact insurance and reinsurance in all 50 of the U.S., the District of Columbia and Puerto Rico. AXIS Reinsurance Company is also authorized to transact insurance and reinsurance throughout Canada through its Canadian branch and has reinsurance permissions in Brazil, China, Ecuador, India and Mexico. AXIS Insurance Company is licensed to transact insurance and reinsurance in all 50 of the U.S. and in the District of Columbia. AXIS Specialty Insurance Company is licensed to transact insurance and reinsurance throughout the U.S., except California, Iowa, Maine, New Mexico, New York and Wyoming. AXIS Surplus Insurance Company is eligible to write insurance on a surplus lines basis in all 50 of the U.S., the District of Columbia, the U.S. Virgin Islands and Puerto Rico.
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

Although the insurance industry generally is not directly regulated by the federal government, federal legislation and initiatives can affect the industry and our business. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”) was signed into law. Certain sections of that act pertain to the regulation and business of insurance. Specifically, the Federal Insurance Office was created (“FIO”). The FIO has limited authority and serves to collect information and report on the business of insurance to Congress. In addition, Dodd-Frank contained the Nonadmitted and Reinsurance Reform Act of 2010 (“NRRA”). NRRA attempts to coordinate the payment of surplus lines taxes, simplify the granting of alien insurers to become surplus lines authorized and coordinates the credit for certain reinsurance. Various sections of Dodd-Frank become effective over time and regulations have yet to be drafted for certain provisions. AXIS does not anticipate that Dodd-Frank will have any material effect on its operations or financial condition this year, but will continue to monitor its implementation.
Ternian, a leading provider of voluntary, limited benefit, affordable health plans and other employee benefits coverage for hourly and part-time workers and their families, is an authorized insurance producer in all 50 of the U.S. except Hawaii. As a resident insurance producer in Arizona, Ternian is subject to regulation and supervision by the Arizona Department of Insurance and is also subject to the regulation and supervision of the other states in which Ternian transacts business.
In January 2017, the Company launched AXIS Specialty Underwriters, Inc., a reinsurance intermediary licensed in Florida and based in Miami which operates as the Latin American and Caribbean regional coverholder for AXIS Syndicate. AXIS Specialty Underwriters, Inc. provides direct and facultative reinsurance coverage to the Latin American and Caribbean market and is focused on energy and property business.
U.S. Authorizations of our Non-U.S. Insurance Subsidiaries
The insurance laws of each state of the U.S. regulate or prohibit the sale of (re)insurance within their jurisdictions by (re)insurers that are not admitted to do business within such jurisdictions, or conduct business pursuant to exemptions. AXIS Specialty Europe is eligible to write surplus lines business in all 50 of the U.S., the District of Columbia and Puerto Rico. AXIS Syndicate is eligible to write surplus lines business in all 50 of the U.S., in the District of Columbia and in all U.S. territories. AXIS Syndicate is authorized to write insurance business, except life insurance business, in the states of Illinois, Kentucky and in the U.S. Virgin Islands under licenses held in the name of “Lloyd's Underwriters” or “Underwriters at Lloyd's, London”. AXIS Syndicate is authorized to write non-life reinsurance business in all 50 of the U.S., the District of Columbia and in all U.S. territories, except for accident and health reinsurance in New York.
In addition to the regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers’ business operations are affected by regulatory requirements in various states of the U.S. governing “credit for reinsurance” that are imposed on their ceding companies. In general, a ceding company obtaining reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction or state in which the ceding company files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the ceding company’s liability for unearned premiums (which are that portion of premiums written which applies to the unexpired portion of the policy period), loss reserves and loss expense reserves ceded to the reinsurer. The great majority of states, however, permit a credit to statutory surplus resulting from reinsurance obtained from a non-licensed or non-accredited reinsurer to be recognized to the extent that the reinsurer provides a letter of credit, trust fund or other acceptable security arrangement. A few states do not allow credit for reinsurance ceded to non-licensed reinsurers except in certain limited circumstances and others impose additional requirements that make it difficult to become accredited. In connection with the establishment of a Multi-Beneficiary Reinsurance Trust, AXIS Specialty Bermuda obtained accredited or trusteed reinsurer status in all U.S. jurisdictions except for New York.
Ireland
On November 4, 2015, Ireland transposed the Solvency II Directive (Directive 2009/138/EC) as amended by the Omnibus II Directive (2014/51/EC) (together “the Solvency II Directive”) into Irish Law effective January 1, 2016. This transposition took the form of secondary Irish legislation in the form of a Statutory Instrument, the European Communities (Insurance and Reinsurance) Regulations 2015, which together with the Solvency II Directive are collectively referred to herein as “Solvency II”. Solvency II represents a consolidation and modernization of existing European Commission Solvency I (re)insurance regulation and supervision and includes a new harmonized EU-wide risk based solvency and reporting regime for the (re)insurance sector. Solvency II covers three main areas: (i) the valuation of assets and liabilities and related solvency capital requirements; (ii) governance requirements including key functions of compliance, internal audit, actuarial and risk management; and (iii) new legal entity and European Union ("EU") group reporting and disclosure requirements including public disclosures. The new capital requirement must be computed using the Solvency II standard formula unless the Central Bank of Ireland ("CBI") has previously authorized a company to use its own internal model. Certain of our European legal entities are subject to Solvency II effective January 1, 2016.
AXIS Specialty Europe
AXIS Specialty Europe is a European public limited liability company incorporated as a non-life insurer under the laws of Ireland. AXIS Specialty Europe is authorized and regulated by the CBI pursuant to the Insurance Acts 1909 to 2000, as amended, repealed or replaced, the Central Bank Acts 1942 – 2014, as amended, repealed or replaced and EU regulation relating to general insurance and statutory instruments made thereunder. AXIS Specialty Europe is authorized to conduct business in 16 non-life insurance classes of business. AXIS Specialty Europe may also write reinsurance business within the classes of insurance business for which it is authorized. Significant additional regulation that applies to AXIS Specialty Europe includes the Corporate Governance Code for Insurance Undertakings 2015, the Guidelines on the Reinsurance Cover of Primary Insurers and the Security of their Reinsurers, the Guideline for Solvency II Undertakings on Directors Certifications, the Domestic Actuarial Regime and related Governance requirements under Solvency II, the Guidance for (Re)Insurance Undertakings on the Fitness and Probity Amendments 2015, the Outsourcing Notification Process under Solvency II, the Cross Industry Guidance in respect of Information Technology and Cybersecurity Risks - September 2016 and the Guidance for (Re)Insurance Undertakings on Head of Actuarial Function Role.
Ireland is a member of the European Economic Area, (“EEA”), which comprises each of the countries of the EU with the addition of Iceland, Liechtenstein and Norway.
AXIS Specialty Europe is subject to Solvency II regulation effective January 1, 2016. In accordance with Solvency II, AXIS Specialty Europe is permitted to provide insurance services to clients located in any EEA member state (“Freedom of Services”), provided it has first notified the CBI and subject to compliance with any “general good requirements” as may be established by the applicable EEA Member State regulator. AXIS Specialty Europe has notified the CBI of its intention to provide insurance services on a Freedom of Services basis in all EEA countries.
Solvency II also permits AXIS Specialty Europe to carry on insurance business in any EEA Member State under the principle of “Freedom of Establishment.” In May 2003, AXIS Specialty Europe established a branch in the U.K. to transact general insurance business in the U.K. trading as AXIS Specialty London. The CBI remains responsible for the prudential supervision of the branch; however, AXIS Specialty London is also regulated by the U.K.'s Prudential Regulation Authority (“PRA”) and Financial Conduct Authority (“FCA”) in respect of the conduct of business rules in the U.K.
In July 2008, AXIS Specialty Europe established an Australian branch, trading as AXIS Specialty Australia, to transact general insurance business in Australia. The CBI remains responsible for the prudential supervision of the branch; however the Australia Prudential Regulation Authority (“APRA”) is also responsible for the authorization of and the ongoing prudential supervision of the branch in accordance with the Insurance Act 1973, as amended, as well as regulations applicable to general insurers in Australia. AXIS Specialty Europe is also registered as a foreign company with the Australia Securities Investment Commission in accordance with Australia’s Corporations Act 2001, as amended. Significant additional regulation relates to branch capital adequacy, assets in Australia, risk management, reinsurance management, governance and audit and actuarial requirements. AXIS Specialty Europe ceased writing new and renewal business in its Australia branch during 2015 and completed a portfolio transfer regarding all the insurance policies, assets and liabilities with effect from February 13, 2017 (see “Australia” below for additional information regarding AXIS Specialty Australia).
AXIS Specialty Europe has obtained local regulatory permission to carry on insurance business in Jersey and has reinsurance permissions in India and China.
AXIS Re SE
AXIS Re SE is a European public limited liability company incorporated as a reinsurer under the laws of Ireland. AXIS Re SE is authorized by the CBI as a composite reinsurer (non-life and life) in accordance with the Insurance Acts 1909 to 2000, as amended, repealed or replaced, the Central Bank Acts 1942 - 2014 as amended, repealed or replaced and EU regulation applicable to reinsurance and statutory instruments made thereunder. Significant additional regulation that applies to AXIS Re SE includes the Corporate Governance Code for Insurance Undertakings 2015, the Guidelines on the Reinsurance Cover of Primary Insurers and the Security of their Reinsurers, the Guideline for Solvency II Undertakings on Directors Certifications, the Domestic Actuarial Regime and related Governance requirements under Solvency II, the Guidance for (Re)Insurance Undertakings on the Fitness and Probity Amendments 2015, the Outsourcing Notification Process under Solvency

II, the Cross Industry Guidance in respect of Information Technology and Cybersecurity Risks - September 2016 and the Guidance for (Re)Insurance Undertakings on Head of Actuarial Function Role.
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
U.K.
Under the law of England and Wales, a company may only conduct insurance and/or reinsurance business in the U.K. upon authorization.  AXIS Specialty Europe is authorized to transact business in the U.K. pursuant to Solvency II on a Freedom of Establishment basis through its branch, AXIS Specialty London.
The U.K. is a member of the EEA. AXIS Re SE may transact U.K. business on a Freedom of Services basis pursuant to Solvency II.

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

In April 2016, AXIS Specialty Australia entered into a 100% Quota Share Adverse Development Reinsurance Cover with a reinsurer regulated by FINMA and APRA. The scheme for the transfer of the insurance business of AXIS Specialty Australia under Division 3A of Part III of the Insurance Act 1973 was approved by the Irish High Court on February 1, 2017 and was approved by the Federal Court of Australia on February 10, 2017. Under this Scheme the insurance policies, assets and liabilities of AXIS Specialty Australia have transferred to the reinsurer with effect from February 13, 2017. AXIS Specialty Australia is in the process of requesting APRA to exercise its power under section 16 of the Insurance Act 1973 (Cth) to revoke AXIS Specialty Australia’s authorization to carry on insurance business in Australia under section 12(1) of the Insurance Act 1973 (Cth).

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

EMPLOYEES
As of February 17, 2017 we had approximately 1,325 employees. We believe that relations with our employees are excellent.

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
The (re)insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. An increase in premium rates is often offset by an increasing supply of (re)insurance capacity, via capital provided by new entrants, new capital market instruments and structures and/or the commitment of additional capital by existing (re)insurers, which may cause prices to decrease. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the (re)insurance business significantly.

Competition and consolidation in the (re)insurance industry could reduce our growth and profitability.
The (re)insurance industry is highly competitive. We compete on an international and regional basis with major U.S., Bermuda, European and other international (re)insurers and underwriting syndicates, including Lloyd's, some of which have greater financial, marketing and management resources than we do. We also compete with new companies that continue to be formed to enter the (re)insurance markets. In addition, capital market participants have recently created alternative products that are intended to compete with reinsurance products. New and alternative capital inflows in the (re)insurance industry and the retention by cedants of more business have recently caused an excess supply of (re)insurance capital. There has been a large amount of merger and acquisition activity in the (re)insurance sector in recent years and we may experience increased competition as a result of that consolidation with consolidated entities having enhanced market power. In addition, there is a risk of continued consolidation in the sector which could result in competition from larger competitors. Increased competition could result in fewer submissions, lower premium rates, less favorable policy terms and conditions and greater costs of customer acquisition and retention. In addition, if industry pricing does not meet our hurdle rate, we may reduce our future underwriting activities. These factors could have a material adverse effect on our growth and profitability.

Global economic conditions could materially and adversely affect our business, results of operations and financial condition.

During the financial crisis of 2008 and 2009, worldwide financial markets experienced unprecedented volatility and disruption including, among other things, dislocation in the mortgage and asset-backed securities markets, deleveraging and decreased liquidity generally, widening of credit spreads, bankruptcies and government intervention in a number of large financial institutions. These events resulted in extraordinary responses by governments worldwide, including the enactment of the Emergency Economic Stabilization Act of 2008 and the U.S. Recovery and Reinvestment Act in 2009 and Dodd Frank. This market turmoil affected (among other aspects of our business) the demand for and claims made under our products, the ability of customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance and portfolio.

Although there have been indicators of some stability returning to the financial markets, there continues to be significant uncertainty regarding the timeline for a full global economic recovery. While inflation has recently been limited and that trend may continue, it is possible that the steps taken by governments to stabilize financial markets and improve economic conditions could lead to an inflationary environment. Further, such steps may be ineffective and actual or anticipated efforts to continue to unwind some of such steps could disrupt financial markets and/or could adversely impact the value of our investment portfolio. In addition, recent indications of slowing economic growth, coupled with the continued strengthening of the U.S. dollar and other macro and micro-economic factors have led to increased volatility in worldwide commodity prices. There are signs that declining commodity prices are already putting significant strain on the financial condition of a number of energy sector companies as well as introducing credit stresses for commodity-exporting countries.

On November 8, 2016, voters in the U.S. elected a new president. While it is uncertain at this time how the results of the U.S. 2016 presidential and other elections could affect our business, the new U.S. administration has called for comprehensive regulatory reform and questioned certain existing legislation, including the Affordable Care Act and Dodd Frank. Governmental action and legislation resulting from the new U.S. administration, as well as political debate, conflicts and compromises related to such actions, may impact the financial markets and consumer confidence and spending or adversely impact the U.S. economy.

Given the on-going global economic uncertainties, evolving market conditions may continue to affect our results of operations, financial position and capital resources. In the event that there is additional deterioration or volatility in financial markets or general economic conditions, our results of operations, financial position, capital resources and competitive landscape could be materially and adversely affected.

Our results of operations and financial condition could be materially adversely affected by the occurrence of natural and man-made disasters.

We have substantial exposure to unexpected losses resulting from natural disasters, man-made catastrophes and other catastrophe events. Catastrophes can be caused by various events, including hurricanes, typhoons, earthquakes, tsunamis, hailstorms, floods, explosions, severe winter weather, fires, drought, and other natural or man-made disasters. Catastrophes can also be man-made, such as terrorist attacks and other intentionally destructive acts, including those involving nuclear, biological, chemical or radiological events, cyber-attacks, explosions and infrastructure failures. Our exposure to cyber-attacks includes exposure to silent cyber risks. Even in cases where we attempt to exclude losses from cyber-related risks, there can be no assurance that a court or arbitration panel will interpret policy language or otherwise issue a ruling favorable to us. The incidence and severity of catastrophes are inherently unpredictable and our losses from catastrophes could be substantial.

Increases in the values and concentrations of insured property, particularly along coastal regions and increases in the cost of construction materials required to rebuild affected properties, may increase the impact of these occurrences on us in the future. Changes in global climate conditions may further increase the frequency and severity of catastrophe activity and losses in the future. Similarly, changes in global political and economic conditions may increase both the frequency and severity of man-made catastrophe events in the future. Examples of the impact of catastrophe events include our recognition of the net losses and loss expenses of:

•
$204 million, in aggregate, relating to U.S. weather-related events, Hurricane Matthew, Fort McMurray wildfires, the Japanese, Ecuadorian and South Island earthquakes, North Calgary hailstorm and European floods in 2016;

•	$201 million, in aggregate, relating to various worldwide catastrophe and weather-related events in 2013;

•	$331 million in relation to Storm Sandy in 2012;

•	$789 million, in aggregate, in relation to the earthquakes near Christchurch, New Zealand, the Japanese earthquake and tsunami, Australian weather events and the Thai floods in 2011; and

•	$256 million, in aggregate, in relation to the Chilean and September New Zealand earthquakes in 2010.
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
Global climate change may have a material adverse effect on our results of operations and financial condition if we are not able to adequately assess and reserve for the increased frequency and severity of catastrophes resulting from these environmental factors.
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
We attempt to mitigate the risk of financial exposure from climate change through our underwriting risk management practices. This includes sensitivity to geographic concentrations of risks, the purchase of protective reinsurance and selective underwriting criteria which can include, but is not limited to, higher premiums and deductibles and more specifically excluded policy risks. However, due to lack of scientific certainty about the causes of increased frequency and severity of catastrophes and the lack of adequate predictive tools, a continuation and worsening of recent trends may have a material impact on our results of operations or financial condition.
We could face unanticipated losses from war, terrorism, political unrest, geopolitical uncertainty and these or other unanticipated losses could have a material adverse effect on our financial condition, results of operations and/or liquidity.
We have substantial exposure to unexpected losses resulting from war, acts of terrorism, political unrest and geopolitical instability in many regions of the world. In certain instances, we specifically (re)insure risks resulting from acts of terrorism.

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

Our credit and political risk line of business also provides non-payment coverage on specific loan obligations. We insure sovereign non-payment and corporate non-payment as a result of commercial as well as political risk events. The vast majority of the corporate non-payment credit insurance provided is for single-named illiquid risks, primarily in the form of senior bank loans that can be individually analyzed and underwritten. We avoid insurance for structured finance products defined by pools of risks and insurance for synthetic products that would expose us to mark-to-market losses. We also avoid terms in our credit insurance contracts which introduce liquidity risk, most notably, in the form of a collateralization requirement upon a ratings downgrade. We also attempt to manage our exposure, by among other things, setting credit limits by country, region, industry and individual counterparty and regularly reviewing our aggregate exposures. However, due to globalization, political instability in one region can spread to other regions. Geopolitical uncertainty regarding a variety of domestic and international matters, such as the U.S. political and regulatory environment, the potential for default by one or more European sovereign debt issuers and Brexit (as defined below) could have a material adverse effect on our results of operations or financial condition.
A downgrade in our financial strength or credit ratings by one or more rating agencies could materially and negatively impact our business, financial condition, results of operations and/or liquidity.
Our ability to underwrite business is dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. A downgrade, withdrawal or negative watch/outlook by any of these institutions could cause our competitive position in the (re)insurance industry to suffer and make it more difficult for us to market our products. If we experience a credit rating downgrade, withdrawal or negative watch/outlook in the future, we could incur higher borrowing costs and may have more limited means to access capital. A downgrade, withdrawal or negative watch/outlook could also result in a substantial loss of business for us, as ceding companies and brokers that place such business may move to other (re)insurers with higher ratings. We would also be required to post collateral under the terms of certain of our policies of reinsurance.

If actual claims exceed our loss reserves, our financial results could be adversely affected.
While we believe that our loss reserves at December 31, 2016 are adequate, new information, events or circumstances, unknown at the original valuation date, may lead to future developments in our ultimate losses being significantly greater or less than the reserves currently provided. The actual final cost of settling claims outstanding at December 31, 2016 as well as claims expected to arise from the unexpired period of risk is uncertain. There are many other factors that would cause our reserves to increase or decrease, which include, but are not limited to, changes in claim severity, changes in the expected level of reported claims, judicial action changing the scope and/or liability of coverage, changes in the legislative, regulatory, social and economic environment and unexpected changes in loss inflation.

Our relatively limited operating history, which includes periods of rapid growth, means that our loss reserve estimates, particularly on the longer tailed classes of business, may place more reliance on industry benchmarks than might be the case for companies with longer operating histories; as a result, the potential for volatility in our estimated loss reserves may be more pronounced than for more established companies. When establishing our single point best estimate of loss reserves at December 31, 2016, our management considered actuarial estimates and applied informed judgment regarding qualitative factors that may not be fully captured in actuarial estimates. Such factors included, but were not limited to: the timing of the emergence of claims, volume and complexity of claims, social and judicial trends, potential severity of individual claims and the extent of internal historical loss data versus industry information.
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
Our fixed maturities, which represent 85% of our total investments and 78% of total cash and investments at December 31, 2016, may be adversely impacted by changes in interest rates. Increases in interest rates could cause the fair value of our investment portfolio to decrease, resulting in a lower book value (refer to Item 7A 'Quantitative and Qualitative Disclosure About Market Risk' for a related sensitivity analysis) and capital resources.
In addition, a low interest rate environment, such as the current environment, can result in reductions in our investment yield as new funds and proceeds from sales and maturities of fixed income securities are re-invested at lower rates. This reduces our overall future profitability. Interest rates are highly sensitive to many factors, including governmental and central bank monetary policies, inflation, domestic and international economic and political conditions and other factors beyond our control.
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
We may be adversely impacted by inflation.

Our operations, like those of other insurer and reinsurers, are susceptible to the effects of inflation because premiums are established before the ultimate amounts of loss and loss adjustment expense are known. Although we consider the potential effects of inflation when setting premium rates, our premiums may not fully offset the effects of inflation and essentially result in our under pricing the risks we insure and reinsure. Our reserve for losses and loss adjustment expenses includes assumptions about future payments for settlement of claims and claims-handling expenses, such as the value of replacing property and associated labor costs for the property business we write and litigation costs. To the extent inflation causes costs to increase above reserves established for claims, we will be required to increase our loss reserves with a corresponding reduction in our net income in the period in which the deficiency is identified, which may have a material adverse effect on our financial condition or results of operations.
The failure of any of the loss limitation methods we employ could have a material adverse effect on our results of operations or financial condition.
We seek to mitigate our loss exposure by writing a number of our (re)insurance contracts on an excess of loss basis. Excess of loss (re)insurance indemnifies the insured against losses in excess of a specified amount. We generally limit the line size for each client and line of business on our insurance business and purchase reinsurance for many of our lines of business. In the case of proportional reinsurance treaties, we seek per occurrence limitations or loss and loss expense ratio caps to limit the impact of losses from any one event. In proportional reinsurance, the reinsurer shares a proportional part of the premiums and losses of the reinsured. We also seek to limit our loss exposure through geographic diversification. Geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone’s limits. In addition, various provisions of our insurance policies and reinsurance contracts, such as limitations or exclusions from coverage or choice of forum negotiated to limit our risks may not be enforceable in the manner we intend. We cannot be sure that any of these loss limitation methods will be effective and mitigate our loss exposure. As a result of these risks, one or more catastrophe or other events could result in claims that substantially exceed our expectations, which could have a material adverse effect on our results of operations or financial condition.
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
A reinsurer’s insolvency, or inability or refusal to make payments under the terms of its reinsurance agreement with us, could have a material adverse effect on our business because we remain liable to the insured. We face counterparty risk whenever we purchase reinsurance or retrocessional reinsurance. Consequently, the insolvency, inability or unwillingness of any of our present or future reinsurers to make timely payments to us under the terms of our reinsurance or retrocessional agreements could have an adverse effect on our financial condition or results of operations.

We utilize models to assist our decision making in key areas such as underwriting, reserving, reinsurance purchasing and the evaluation of our catastrophe risk but actual results could differ materially from model output.
We employ various modeling techniques (e.g. scenarios, predictive, stochastic and/or forecasting) to analyze and estimate exposures, loss trends and other risks associated with our assets and liabilities. We utilize modeled outputs and related analyses to assist us in decision-making, for example related to underwriting and pricing, reserving, reinsurance purchasing and the evaluation of our catastrophe risk through estimates of probable maximum losses, or "PMLs". The modeled outputs and related analyses, both from proprietary and third party models, are subject to various assumptions, professional judgment, uncertainties and the inherent limitations of any statistical analysis, including the use and quality of historical internal and industry data. Consequently, our actual losses from loss events, whether from individual components (e.g. wind, flood, earthquake, etc.) or in the aggregate, may differ materially from our modeled results. If, based upon these models or other factors, we misprice our products or underestimate the frequency and/or severity of loss events, our results of operations or financial condition may be adversely affected.
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
We do not always separately evaluate each of the individual risks assumed under reinsurance treaties, which is common amongst reinsurers. Therefore, we are largely dependent on the original underwriting decisions made by ceding companies. We are subject to the risk that the ceding companies may not have adequately evaluated the risks to be reinsured and that the premiums ceded may not adequately compensate us for the risks we assume. We also have exposure to a range of risks in connection with alternative capital arrangements.
We could be materially adversely affected if managing general agents, general agents, other producers and third party administrators in our program business exceed their underwriting and/or claims settlement authorities or otherwise breach obligations owed to us.
In program business conducted by our insurance segment, following our underwriting, financial, claims and information technology due diligence reviews, we authorize managing general agents, general agents and other producers to write business on our behalf within underwriting authorities prescribed by us. Once a program commences, we must rely on the underwriting controls of these agents to write business within the underwriting authorities provided by us. Although we monitor our programs on an ongoing basis, our monitoring efforts may not be adequate or our agents may exceed their underwriting or claims settlement authorities or otherwise breach obligations owed to us. To the extent that our agents exceed their authorities or otherwise breach obligations owed to us in the future, our results of operations and financial condition could be materially adversely affected.
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
Our reporting currency is the U.S. dollar. However, a portion of our gross premiums are written in currencies other than the U.S. dollar and a portion of our loss reserves are in non-U.S. currencies. In addition, a portion of our investment portfolio is denominated in currencies other than the U.S dollar. From time to time, we may experience losses resulting from fluctuations in the values of these non-U.S. currencies, which could adversely affect our operating results. Although we attempt to manage our foreign currency exposure through matching of our major foreign-denominated assets and liabilities, as well as through use of currency derivatives, there is no guarantee that we will successfully mitigate our exposure to foreign exchange losses. The sovereign debt crisis in Europe and the related financial restructuring efforts, which may cause the value of the euro to deteriorate, and Brexit (defined below), which resulted in the strengthening of the U.S. dollar against the British pound, may magnify these risks.

The U.K.’s vote to leave, and the eventual exit of the U.K. from, the European Union could adversely affect us.

On June 23, 2016, the U.K. voted to exit the E.U. (“Brexit”). The U.K. has not yet given official notice of its intention to leave the E.U. Once that notice is given, a minimum two-year period would commence during which the U.K. and the E.U. would negotiate the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U. After Brexit terms are agreed, Brexit could be implemented in stages over a multi-year period. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently.

The Brexit vote had an immediate adverse effect on global financial markets, including foreign currency markets, and could continue to contribute to instability in global financial markets and in European and worldwide economic or market conditions, both during and after the Brexit process. The long-term effect of Brexit on the value of our investment portfolio at this time is uncertain and such volatility and uncertainty will likely continue as negotiations progress to determine the future terms of the U.K.’s relationship with the E.U. In addition, Brexit could lead to legal and regulatory uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate and the E.U. determines access rights and limitations.

We have significant operations in the U.K. and other E.U. member states. Depending on the final terms of Brexit, we may be required to reorganize our operations, legal entity structure and capitalization in the U.K. and the E.U. in a manner that could be less efficient and more expensive. Brexit may disrupt our U.K. domiciled entities’, including our Lloyd’s syndicate’s, ability to “passport” within the E.U., which is the system by which our (re)insurance entities currently principally provide re(insurance) across E.U. member states while only being subject to regulation by their “home state” regulators. Brexit may disrupt the ability of our E.U. operating entities to access U.K. business.

Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.
We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.
Our future capital requirements depend on many factors, including rating agency and regulatory requirements, the performance of our investment portfolio, our ability to write new business successfully, the frequency and severity of catastrophe events and our ability to establish premium rates and reserves at levels sufficient to cover losses. We may need to raise additional funds through financings. If we are unable to do so, it may curtail our ability to conduct our business. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. Equity financings could be dilutive to our existing shareholders and could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our other securities. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition could be adversely affected.
Our inability to obtain the necessary credit could affect our ability to offer reinsurance in certain markets.
Neither AXIS Specialty Bermuda nor AXIS Re SE is licensed or admitted as a (re)insurer in any jurisdiction other than Bermuda, Ireland, Singapore and Brazil. Because the U.S. and some other jurisdictions do not permit insurance companies to take credit on their statutory financial statements for reinsurance obtained from unlicensed or non-admitted insurers unless appropriate security mechanisms are in place, our reinsurance clients in these jurisdictions typically require AXIS Specialty Bermuda and AXIS Re SE to provide letters of credit or other collateral. Our credit facilities are used to post letters of credit. However, if our credit facilities are not sufficient or if we are unable to renew our credit facilities or arrange for other types of security on commercially affordable terms, AXIS Specialty Bermuda and AXIS Re SE could be limited in their ability to write business for some of our clients.
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
Our (re)insurance subsidiaries conduct business globally and we are subject to varying degrees of regulation and supervision from these jurisdictions. The laws and regulations of the jurisdictions in which our (re)insurance subsidiaries are domiciled require, among other things, that our subsidiaries maintain minimum levels of statutory capital and liquidity, meet solvency standards, participate in guaranty funds and submit to periodic examinations of their financial condition and compliance with underwriting and other regulations. These laws and regulations also limit or restrict payments of dividends and reductions in capital. Statutes, regulations and policies may also restrict the ability of these subsidiaries to write (re)insurance contracts, to make certain investments and to distribute funds. The purpose of insurance laws and regulations generally is to protect insureds and ceding insurance companies, not our shareholders. We may not be able to comply fully with, or obtain appropriate exemptions from, these statutes and regulations. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we conduct business and could subject us to fines and other sanctions. In addition, changes in the laws or regulations to which our (re)insurance subsidiaries are subject or in the interpretation thereof by enforcement or regulatory agencies could have an adverse effect on our business.

Potential government intervention in our industry as a result of recent events and instability in the marketplace for insurance products could hinder our flexibility and negatively affect the business opportunities that may be available to us in the market.
Government intervention and the possibility of future government intervention have created uncertainty in the (re)insurance markets. Government and regulators are generally concerned with having (re)insurers with high solvency ratios and localized capital to ensure the protection of policyholders to the possible detriment of other constituents, including shareholders of (re)insurers. An example of such intervention was the December 2007 extension of the material provisions of TRIA for an additional seven years to December 31, 2014 and expansion of coverage to include domestic acts of terrorism. TRIEA expired at the end of 2014 but was reauthorized, with some adjustments to its provisions, in January 2015 for six years through December 31, 2020.
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
Certain of our European legal entities became subject to the Solvency II Directive on January 1, 2016. Solvency II is a consolidation and modernization of existing European Commission (“E.C.”) Solvency I (re)insurance regulation and supervision. The new regulation covers three main areas: (i) the valuation of assets and liabilities on a Solvency II economic basis and risk based solvency and capital requirements; (ii) governance requirements including key function of compliance, internal audit, actuarial and risk management; and (iii) new supervisory legal entity and group reporting and disclosure requirements including public disclosures. The BMA has been granted full “equivalence” under the Solvency II Directive for Bermuda's commercial insurance sector, including Class 4 insurers, with an effective date of January 1, 2016.
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

We must comply with all applicable economic and financial sanctions, other trade controls and anti-bribery laws and regulations of the U.S. and other foreign jurisdictions where we operate, including the U.K. and the European Community, which apply to our business where we operate. U.S. laws and regulations applicable to us include the economic trade sanctions laws and regulations administered by the U.S. Department of Treasury’s Office of Foreign Assets Control as well as certain laws administered by the U.S. Department of State. In addition, we are subject to the Foreign Corrupt Practices Act and other anti-bribery laws such as the U.K. Bribery Act that generally bar corrupt payments or unreasonable gifts to foreign government officials. Although we have policies and controls in place that are designed to ensure compliance with these laws and regulations, it is possible that an employee or an agent acting on our behalf, could fail to comply with applicable laws and regulations and due to the complex nature of the risks, it may not always be possible for us to ascertain compliance with such laws and regulations. In such event, we could be exposed to civil penalties, criminal penalties and other sanctions, including fines or other unintended punitive actions. In addition, such violations could damage our business and/or our reputation. All of the foregoing could have a material adverse effect on our financial condition and operating results.
Since we depend on a few brokers for a large portion of our revenues, loss of business provided by any one of them could adversely affect us.
We market our (re)insurance worldwide primarily through (re)insurance brokers and derive a significant portion of our business from a limited number of brokers. Marsh & McLennan Companies, Inc., including its subsidiary Guy Carpenter & Company, Inc., Aon plc and Willis Towers Watson PLC, provided a total of 52% of our gross premiums written during 2016. Our relationships with these brokers are based on the quality of our underwriting and claim services, as well as our financial strength ratings. Any deterioration in these factors could result in the brokers advising our clients to place their business with other (re)insurers. In addition, these brokers also have, or may in the future acquire, ownership interests in insurance and reinsurance companies that may compete with us and these brokers may favor their own (re)insurers over other companies. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.
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
Conversely, in certain jurisdictions, when the insured or ceding insurer pays premiums for these policies to brokers for payment over to us, these premiums might be considered to have been paid to us and the insured or ceding insurer will no longer be liable to us for those amounts, whether or not we have actually received the premiums from the broker. Consequently, we assume a degree of credit risk associated with brokers with whom we transact business. These risks are heightened during periods characterized by financial market instability and/or an economic downturn or recession.
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
Our success depends on our ability to retain the services of our existing key executives and to attract and retain additional qualified personnel in the future. The loss of the services of any of our key executives or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct our business. There can be no assurance that we will be successful in identifying, hiring or retaining successors on terms acceptable to us.
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
AXIS Capital is incorporated pursuant to the laws of Bermuda and our business is based in Bermuda. In addition, some of our directors and officers reside outside the U.S., and all or a substantial portion of our assets and the assets of such persons are located in jurisdictions outside the U.S. As a result, it may be difficult or impossible to effect service of process within the U.S. upon those persons or to recover against us or them on judgments of U.S. courts, including judgments predicated upon civil liability provisions of the U.S. federal securities laws. Further, it may not be possible to bring a claim in Bermuda against us or our directors and officers for violation of U.S. federal securities laws because these laws may have no extraterritorial application under Bermuda law and do not have force of law in Bermuda. A Bermuda court may, however, impose civil liability, including the possibility of monetary damages, on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law.
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
In addition, the Insurance Acts and Regulations in Ireland require that anyone acquiring or disposing of a direct or indirect holding in an Irish authorized (re)insurance company (such as AXIS Specialty Europe or AXIS Re SE) that represents 10% or more of the capital or of the voting rights of such company or that makes it possible to exercise a significant influence over the management of such company, or anyone who proposes to decrease or increase that holding to specified levels, must first notify the CBI of their intention to do so. They also require any Irish authorized (re)insurance company that becomes aware of any acquisitions or disposals of its capital involving the specified levels to notify the CBI. The specified levels are 20%, 33% and 50% or such other level of ownership that results in the company becoming the acquirer’s subsidiary within the meaning of article 20 of the European Communities (non-Life Insurance) Framework Regulations 1994.
The CBI has three months from the date of submission of a notification within which to oppose the proposed transaction if the CBI is not satisfied as to the suitability of the acquirer in view of the necessity “to ensure prudent and sound management of the (re)insurance undertaking concerned.” Any person owning 10% or more of the capital or voting rights or an amount that makes it possible to exercise a significant influence over the management of AXIS Capital would be considered to have a “qualifying holding” in AXIS Specialty Europe and AXIS Re SE.
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

We intend to manage our business so that each of our non-U.S. companies will operate in such a manner that none of these companies should be subject to U.S. tax (other than U.S. excise tax on (re)insurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on some types of U.S. source investment income), because none of these companies should be treated as engaged in a trade or business within the U.S. However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the U.S., we cannot be certain that the U.S. Internal Revenue Service will not contend successfully that any of its non-U.S. companies is/are engaged in a trade or business in the U.S. If any of our non-U.S. companies were considered to be engaged in a trade or business in the U.S., it could be subject to U.S. corporate income and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. business. If this were to be the case, our results of operations could be materially adversely affected.
Our non-U.K. companies may be subject to U.K. tax that may have a material adverse effect on our results of operations.

We intend to operate in such a manner so that none of our non-U.K. companies should be resident in the U.K. for tax purposes and that none of our non-U.K. resident companies, other than AXIS Specialty Europe and AXIS Specialty U.S. Services, Inc., should have a permanent establishment in the U.K. Accordingly, we expect that none of our non-U.K. resident companies, other than AXIS Specialty Europe and AXIS Specialty U.S. Services, Inc., should be subject to U.K. tax. Nevertheless, because neither case law nor U.K. statutes conclusively define the activities that constitute trading in the U.K. through a permanent establishment, the U.K. Inland Revenue might contend successfully that any of our non-U.K. companies, in addition to AXIS Specialty Europe and AXIS Specialty U.S. Services, Inc., is/are trading in the U.K. through a permanent establishment in the U.K. and therefore subject to U.K. tax.
In addition, there are circumstances in which companies that are neither resident in the U.K., nor entitled to the protection afforded by a double tax treaty between the U.K. and the jurisdiction in which they are resident, may be exposed to income tax in the U.K. (other than by deduction or withholding) on the profits of a trade carried on there even if that trade is not carried on through a permanent establishment. We intend to operate in such a manner that none of our companies will fall within the charge to U.K. income tax in this respect.
If any of our non-U.K. resident companies, other than AXIS Specialty Europe and AXIS Specialty U.S. Services, Inc., were treated as being resident in the U.K. for U.K. corporation tax purposes, or if any of our non-U.K. companies, other than AXIS Specialty Europe or AXIS Specialty U.S. Services, Inc., were to be treated as carrying on a trade in the U.K., whether or not through a permanent establishment, our results of operations could be materially adversely affected.
Our U.K. operations may be affected by future changes in U.K. tax law.

Our U.K. resident companies, AXIS Specialty Europe and AXIS Specialty U.S. Services, Inc. should be treated as taxable in the U.K. Any change in the basis or rate of U.K. corporation tax could materially adversely affect the operations of these companies.

Our non-Irish companies may be subject to Irish tax that may have a material adverse effect on our results of operations.

We intend to operate our non-Irish resident companies in such a manner so that none of our non-Irish resident companies should be resident in Ireland for tax purposes and that they should not be treated as carrying on a trade through a branch or agency in Ireland.
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

Based on administrative practice, taxable income derived from investments made by AXIS Specialty Europe and AXIS Re SE is generally taxed in Ireland at the rate of 12.5% on the grounds that such investments either form part of the permanent capital required by regulatory authorities, or are otherwise integral to the (re)insurance businesses carried on by those companies. AXIS Specialty Europe and AXIS Re SE intend to operate in such a manner so that the level of investments held by such companies does not exceed the amount that is integral to the (re)insurance businesses carried on by AXIS Specialty Europe and AXIS Re SE. If, however, investment income earned by AXIS Specialty Europe or AXIS Re SE is deemed to be non-trading income, Irish corporation tax could apply to such investment income at a higher rate (currently 25%) instead of the general 12.5% rate, and our results of operations could be materially adversely affected.

Changes in U.S. federal income tax law and other tax laws, including changes resulting from the recommendations of the Organization for Economic Cooperation and Development ("OECD"), could materially adversely affect us.

In the past, legislation has been introduced in the U.S. Congress intended to eliminate some perceived tax advantages of companies (including (re)insurance companies) that have legal domiciles outside the U.S., but have certain U.S. connections. According to publicly released statements, a top legislative priority of the new U.S. administration and the U.S. Congress may be significant reform of the Internal Revenue Code of 1986, as amended, including significant changes to the taxation of business entities and the possible implementation of a border adjustment in the computation of taxable income. While there is currently a substantial lack of clarity around the likelihood, timing and details of such reforms, any such changes may have an adverse impact on us.  In addition, current U.S. federal income tax laws and interpretations are subject to change, possibly on a retroactive basis. New regulations or pronouncements interpreting or clarifying U.S. federal income tax laws relating to (re)insurance companies may be forthcoming. We cannot be certain if, when, or in what form, such regulations or pronouncements may be provided, and whether such guidance will have a retroactive effect.

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

There has been significant volatility in the market for equity securities in recent years. During 2016, 2015, and 2014 the price of our common shares fluctuated from a low of $51.01 to a high of $66.23, a low of $47.65 to a high of $60.00 and a low of $41.82 to a high of $52.21, respectively. On February 17, 2017, our common shares closed at a price of $68.56. The price of our common shares may not remain at or exceed current levels. The following factors, in addition to those described in other risk factors above, may have an adverse impact on the market price of our common stock:

•	actual or anticipated variations in our quarterly results, including as a result of catastrophes or our investment performance;

•	our share repurchase program;

•	changes in market valuation of companies in the insurance and reinsurance industry;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;

•	fluctuations in stock market processes and volumes;

•	issuances or sales of common shares or other securities in the future;

•	the addition or departure of key personnel;

•	changes in tax law; and

•	announcements by us or our competitors of acquisitions, investments or strategic alliances.

Stock markets in the U.S. continue to experience volatile price and volume fluctuations. Such fluctuations, as well as the general political situation, current economic conditions or interest rate or currency rate fluctuations, could adversely affect the market price of our stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have no outstanding, unresolved comments from the SEC staff at December 31, 2016.

ITEM 2.	PROPERTIES

We maintain office facilities in Bermuda, the U.S., Canada, Europe, Australia, Singapore, Latin America and the Middle East. We own the property in which our offices are located in Dublin, Ireland, and we lease office space in the other countries. We renew and enter into new leases in the ordinary course of business as required. Our global headquarters is located at 92 Pitts Bay Road, AXIS House, Pembroke HM 08, Bermuda. We believe that our office space is sufficient for us to conduct our operations for the foreseeable future.

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

Our common shares are listed on the New York Stock Exchange under the symbol “AXS”. The following table provides the high and low sales prices per share of our common shares for each of the fiscal quarters in the last two fiscal years as reported on the New York Stock Exchange Composite Tape:

	2016			2015
	High	Low	Dividends Declared	High	Low	Dividends Declared

1st Quarter	$56.39	$51.67	$0.35	$53.02	$47.65	$0.29
2nd Quarter	$56.38	$51.01	$0.35	$59.38	$50.81	$0.29
3rd Quarter	$57.33	$52.67	$0.35	$60.00	$53.19	$0.29
4th Quarter	$66.23	$53.66	$0.38	$57.98	$52.48	$0.35

On February 17, 2017, the number of holders of record of our common shares was 18. This figure does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.
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

ISSUER PURCHASES OF EQUITY SECURITIES
The following tables provide information regarding the number of common shares and preferred shares we repurchased in the quarter ended December 31, 2016:
Common Shares

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Repurchased Under the Announced Plans or Programs(b)
October 1-31, 2016	1,700	$54.33	—	$375.1	million
November 1-30, 2016	1,495,216	$60.42	1,495,177	$284.7	million
December 1-31, 2016	511,985	$63.06	510,460	$252.5	million
Total	2,008,901		2,005,637	$252.5	million

Preferred Shares

Period	Total Number of Shares Repurchased(c)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Repurchased Under the Announced Plans or Programs
October 1-31, 2016	1,269,925	$25.75	—	$0.0	million
November 1-30, 2016	687,120	$25.52	—	$0.0	million
Total	1,957,045		—	$0.0	million

(a)
From time to time, we purchase shares in connection with the vesting of restricted stock awards granted to our employees under our 2007 Long-Term Equity Compensation Plan. The purchase of these shares is separately authorized and is not part of our Board-authorized share repurchase program, described in footnote (b).

(b)
On December 9, 2016, our Board of Directors authorized a new share repurchase plan for up to $1 billion of our common shares through December 31, 2017. The new share repurchase authorization, effective January 1, 2017, replaced the previous plan which had $253 million available until the end of 2016. Share repurchases may be effected from time to time in open market or privately negotiated transactions, depending on market conditions.

(c)	During October and November 2016, we repurchased 1,957,045 Series C preferred shares at an average purchase price of $25.67 per share for $50 million.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth our selected historical consolidated financial information for the last five years. This data should also be read in conjunction with the Consolidated Financial Statements and the accompanying notes presented under Item 8 and with ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’ under Item 7.

	At and For the year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Selected Statement of Operations Data:
Gross premiums written	$4,970,208	$4,603,730	$4,711,519	$4,697,041	$4,139,643
Net premiums earned	3,705,625	3,686,417	3,870,999	3,707,065	3,415,463
Net investment income	353,335	305,336	342,766	409,312	380,957
Net realized investment gains (losses)	(60,525)	(138,491)	132,108	75,564	127,469
Net losses and loss expenses	2,204,197	2,176,199	2,186,722	2,134,195	2,096,028
Acquisition costs	746,876	718,112	737,197	664,191	627,653
General and administrative expenses	602,717	596,821	621,876	575,390	560,981
Interest expense and financing costs	51,360	50,963	74,695	61,979	61,863
Preferred share dividends	46,597	40,069	40,088	40,474	38,228
Net income available to common shareholders(1) (2) (3)	$465,462	$601,562	$770,657	$683,910	$495,004

Per Common Share Data:
Basic earnings per common share	$5.13	$6.10	$7.38	$6.02	$4.05
Diluted earnings per common share	5.08	6.04	7.29	5.93	4.00
Cash dividends declared per common share	$1.43	$1.22	$1.10	$1.02	$0.97
Basic weighted average common shares outstanding	90,772	98,609	104,368	113,636	122,148
Diluted weighted average common shares outstanding	91,547	99,629	105,713	115,328	123,654

Operating Ratios:(4)
Net loss and loss expense ratio	59.5%	59.0%	56.5%	57.6%	61.4%
Acquisition cost ratio	20.2%	19.5%	19.0%	17.9%	18.4%
General and administrative expense ratio	16.2%	16.2%	16.1%	15.5%	16.4%
Combined ratio	95.9%	94.7%	91.6%	91.0%	96.2%

Selected Balance Sheet Data:
Investments	$13,459,507	$13,386,118	$13,778,911	$13,780,336	$13,546,894
Cash and cash equivalents	1,241,507	1,174,751	1,209,695	987,876	850,550
Reinsurance recoverable on unpaid and paid losses	2,334,922	2,096,104	1,926,145	1,929,988	1,863,819
Total assets	20,813,691	19,981,891	19,955,736	19,634,784	18,852,344
Reserve for losses and loss expenses	9,697,827	9,646,285	9,596,797	9,582,140	9,058,731
Unearned premiums	2,969,498	2,760,889	2,735,376	2,683,849	2,454,692
Senior notes	992,950	991,825	990,790	995,855	995,245
Total shareholders’ equity attributable to AXIS Capital	$6,272,370	$5,866,882	$5,821,121	$5,817,962	$5,779,761
Book value per common share(5)(6)	$59.54	$55.32	$52.23	$47.40	$44.75
Diluted book value per common share(5)(6)	$58.27	$54.08	$50.63	$45.80	$42.97
Common shares outstanding(6)	86,441	94,708	99,426	109,485	117,920
Common shares outstanding - diluted(6)	88,317	96,883	102,577	113,325	122,793

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

The following is a discussion and analysis of our results of operations for the years ended December 31, 2016, 2015 and 2014 and our financial condition at December 31, 2016 and 2015. This should be read in conjunction with the Consolidated Financial Statements and related notes included in Item 8 of this report. Tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

2016 FINANCIAL HIGHLIGHTS

2016 Consolidated Results of Operations

•	Net income available to common shareholders of $465 million, or $5.13 per common share and $5.08 per diluted common share

•	Non-GAAP operating income of $410 million, or $4.48 per diluted common share(1)

•	Gross premiums written of $5.0 billion

•	Net premiums written of $3.8 billion

•	Net premiums earned of $3.7 billion

•	Net favorable prior year reserve development of $292 million

•	Estimated pre-tax catastrophe and weather-related net losses, net of reinstatement premiums, of $204 million compared to $100 million for 2015

•	Underwriting income of $279 million and combined ratio of 95.9%

•	Net investment income of $353 million

•	Net realized investment losses of $61 million

•	Foreign exchange gains of $121 million
2016 Consolidated Financial Condition

•	Total cash and investments of $14.7 billion; fixed maturities, cash and short-term securities comprise 87% of total cash and investments and have an average credit rating of AA-

•	Total assets of $20.8 billion

•	Reserve for losses and loss expenses of $9.7 billion and reinsurance recoverable of $2.3 billion

•	Total debt of $993 million and a debt to total capital ratio of 13.7%

•
Total common shares repurchased were 10.5 million, consisting of 9.1 million of common shares repurchased for $512 million and 1.4 million common shares acquired under an Accelerated Share Repurchase agreement, which terminated on January 15, 2016

•	On December 9, 2016, our Board of Directors authorized a new share repurchase plan for up to $1 billion of our common shares effective January 1, 2017 through December 31, 2017

•	At February 24, 2017, the Company had $963 million of remaining authorization under our Board-authorized share repurchase program for common share repurchases through December 31, 2017

•	Common shareholders’ equity of $5.1 billion; diluted book value per common share of $58.27

(1)
Non-GAAP operating income is a non-GAAP financial measure as defined in SEC Regulation G. See ‘Non-GAAP Financial Measures’ for reconciliation to nearest GAAP financial measure (net income available to common shareholders).

EXECUTIVE SUMMARY

Business Overview
We are a Bermuda-based global provider of specialty lines insurance and reinsurance products with operations in Bermuda, the U.S., Canada, Europe, Singapore, Latin America and the Middle East. Our underwriting operations are organized around our two global underwriting platforms, AXIS Insurance and AXIS Re.
Our mission is to provide our clients and distribution partners with a broad range of risk transfer products and services and meaningful capacity, backed by significant financial strength. We manage our portfolio holistically, aiming to construct the optimum consolidated portfolio of funded and unfunded risks, consistent with our risk appetite and development of our franchise. We nurture an ethical, entrepreneurial and disciplined culture that promotes outstanding client service, intelligent risk taking and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a global leader in specialty risks. Our execution on this strategy in 2016 included:

•	continued growth of our accident and health lines, which is focused on specialty accident and health products;

•
growth of our syndicate at Lloyd's which provides us with access to Lloyd's worldwide licenses and an extensive distribution network. During the first quarter of 2016 we commenced writing business through our underwriting division at Lloyd's in China;

•	continued implementation of a more focused distribution strategy and increased our scale and relevance in key markets;

•	continued rebalancing of our portfolio towards less-volatile lines of business that carry attractive rates;

•	continued to improve the effectiveness and efficiency of our operating platforms and processes;

•	increased our investment in data and analytics; and

•	broadened our risk-funding sources and developed vehicles that utilize third-party capital:

•
our investment in Harrington Reinsurance Holdings Limited ("Harrington"), the parent company of Harrington Re Ltd. ("Harrington Re"), an independent reinsurance company jointly sponsored by AXIS Capital and The Blackstone Group L.P. ("Blackstone"). Harrington Re’s strategy is to combine a multi-line reinsurance portfolio with a diversified allocation to alternative investment strategies to earn attractive risk-adjusted returns. Harrington has developed a portfolio that optimizes the risk-reward characteristics of both assets and liabilities, leveraging the respective strengths of AXIS Capital and Blackstone while deploying a disciplined and fully integrated approach to both underwriting and investing; and

•	AXIS Ventures Reinsurance Limited, which manages capital for investors interested in deploying funds directly into the property-catastrophe and other short-tail business.

On January 27, 2016 we redeemed the remaining $3 million of our 7.50% Series B preferred shares. In addition, on November 7, 2016 we issued $550 million of 5.50% Series E preferred shares and used a portion of the net proceeds to repurchase $49 million of our 6.875% Series C preferred shares. The Company intends to redeem or repurchase the remaining $351 million of its Series C preferred shares outstanding using a portion of the remaining net proceeds from the Series E offering. The execution of these transactions will reduce the weighted average annual dividend rate on our preferred equity capital base by 88 basis points to 5.50%, with a minimal impact on our financial leverage.

On November 28, 2016, the Company announced that it has agreed to acquire general aviation insurance and reinsurance leader Aviabel, increasing the Company's scale and relevance in the global aviation market while extending its physical presence into Brussels and Amsterdam. The transaction is expected to close in the first half of 2017, subject to regulatory approval and customary closing conditions.

Results of Operations

Year ended December 31,	2016	% Change	2015	% Change	2014

Underwriting income:
Insurance	$37,500	(9%)	$41,433	(47%)	$78,635
Reinsurance	241,573	(7%)	260,809	(32%)	382,894
Net investment income	353,335	16%	305,336	(11%)	342,766
Net realized investment gains (losses)	(60,525)	(56%)	(138,491)	nm	132,108
Other expenses, net	(56,421)	(8%)	(61,589)	(53%)	(131,839)
Termination fee received	—	nm	280,000	nm	—
Reorganization and related fees	—	nm	(45,867)	nm	—
Interest in loss of equity method investments	(2,094)	nm	—	nm	—
Net income	513,368	(20%)	641,631	(20%)	804,564
Amounts attributable from noncontrolling interests	—	nm	—	nm	6,181
Preferred share dividends	(46,597)	16%	(40,069)	—%	(40,088)
Loss on repurchase of preferred shares	(1,309)	nm	—	nm	—
Net income available to common shareholders	$465,462	(23%)	$601,562	(22%)	$770,657

Non-GAAP operating income	$409,945	2%	$400,515	(29%)	$562,875

nm – not meaningful
Underwriting Results
2016 versus 2015: Total underwriting income decreased by $23 million during 2016 compared to 2015 primarily driven by an increase in catastrophe and weather-related losses and a higher acquisition cost ratio partially offset by an increase in net favorable prior year loss reserve development, a decrease in the current accident year loss ratio excluding catastrophe and weather-related losses and an increase in other insurance-related income.
The reinsurance segment underwriting income decreased by $19 million during 2016 compared to 2015. The decrease in underwriting income was primarily driven by an increase in catastrophe and weather-related losses and a higher acquisition cost ratio partially offset by an increase in net favorable prior year loss reserve development, other insurance-related income and lower general and administrative expenses.
The insurance segment underwriting income decreased by $4 million during 2016 compared to 2015. The decrease in underwriting income was primarily driven by an increase in catastrophe and weather-related losses and higher general and administrative expenses partially offset by a decrease in the current accident year loss ratio excluding catastrophe and weather-related losses and an increase in net favorable prior year loss reserve development.
2015 versus 2014: The $159 million reduction in our underwriting result during 2015 compared to 2014 was primarily driven by the impact of the increase in the current accident year loss ratio, the impact of lower net earned premiums, higher acquisition cost ratio in the reinsurance segment and a decrease in net favorable prior year loss reserve development in the insurance segment.
The reinsurance segment underwriting income decreased by $122 million during 2015 compared to 2014. The decrease in underwriting income was primarily driven by the increase in the current accident year loss ratio. An increase in the acquisition cost ratio and the impact of lower net earned premiums also contributed to the overall decrease. Partially offsetting these decreases was an increase in net favorable prior year loss reserve development.
The insurance segment underwriting income decreased by $37 million during 2015 compared to 2014. The decrease in underwriting income was primarily driven by a decrease in net favorable prior year loss reserve development and the impact of lower net earned premiums. Additionally, partially offsetting the decrease in underwriting income was a decrease in the acquisition cost ratio.
Net Investment Income
The variability in net investment income from 2014 through 2016 was largely attributable to the performance of other investments. Income from this portfolio increased by $22 million in 2016 compared to 2015, as a result of higher returns from investments in equity tranches of collateralized loan obligations ("CLO-Equities") which increased in value along with other risk assets. Comparatively, income from this portfolio decreased by $37 million in 2015 compared to 2014, driven by lower returns from our hedge funds and a decline in value of CLO-Equities which declined in value along with other risk assets during 2015.
Excluding income from other investments, net investment income increased $26 million compared to both 2015 and 2014. The increase was primarily attributable to contributions from fixed income as a result of longer duration assets and income from commercial mortgage loans as a result of an increased allocation to this asset class during 2016.
Net Realized Investment Gains (Losses)
During 2016, net realized investment losses were $61 million compared to net realized investment losses of $138 million in 2015 and net realized investment gains of $132 million in 2014. Net realized investment losses reported in 2016 and 2015 were primarily due to foreign exchange losses on non-U.S. denominated fixed maturities, as a result of the strengthening of the U.S. dollar. Net realized investment gains in 2014 were due to the strong performance by equity markets in that year. Other than temporary impairment ("OTTI") charges were $26 million, $73 million and $31 million in 2016, 2015 and 2014, respectively.
Other Expenses (Revenues), Net
Depreciation of the pound sterling against the U.S. dollar drove foreign exchange gains of $121 million during 2016, while depreciation of the euro, pound sterling and Australian dollar against the U.S. dollar drove foreign exchange gains of $102 million during 2015. Foreign exchange gains of $104 million in 2014 were driven by the depreciation of the euro and pound sterling against the U.S. dollar. The foreign exchange gains in each period primarily reflected the remeasurement of our foreign-denominated net insurance-related liabilities.
Excluding these foreign exchange-related amounts, other expenses were $178 million, $164 million and $236 million in 2016, 2015 and 2014, respectively. Corporate expenses increased to $120 million in 2016 from $110 million in 2015. The increase was attributable to adjustments to senior leadership executive stock compensation awards benefiting 2015, an increase in personnel costs including senior executive transition costs in 2016, partially offset by reorganization related expenses adverse to 2015. Corporate expenses decreased from $136 million in 2014 to $110 million in 2015. The decrease was driven by adjustments to senior leadership executive stock-compensation awards, a decrease in severance expenses, and a reduction in performance-based incentive accruals. These reductions were partially offset by a reduction of certain costs allocated to the operating segments and reorganization related corporate expenses incurred.
Tax expense increased to $6 million in 2016, compared to $3 million in 2015. The effective tax rate can vary between periods depending on the distribution of net income amongst tax jurisdictions, as well as other factors. The increase was driven primarily by an increase in comparative European pre-tax income, offset partially by a decrease in comparative pre-tax income in the U.S. Tax expense decreased to $3 million in 2015, compared to $26 million in 2014. The primary factor in the decrease in the effective tax rate from 2014 to 2015 was the geographical distribution of our net income. While we generated consolidated pre-tax net income in 2015, the majority of our operating income as well as the PartnerRe merger termination fees received were recognized in Bermuda. The tax expense was further impacted by realized losses on investments in our European entities during 2015.

Interest expense and financing costs, primarily related to interest due on our senior notes, in 2016 were consistent to 2015 as there were no significant changes to our debt and financing arrangements. A $24 million decrease in interest expense and financing costs for 2015, compared to 2014, primarily reflected the repayment of the $500 million 5.75% senior unsecured notes which were due on December 1, 2014.

Termination Fee Received

During 2015, the Company announced that we had accepted a request from PartnerRe to terminate the Amalgamation Agreement with the Company. PartnerRe paid the Company $315 million to immediately terminate the Amalgamation Agreement, the amount was comprised of a termination fee of $280 million and a reimbursement of merger-related expenses of $35 million.

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

Interest in Loss of Equity Method Investments

Interest in loss of equity method investments represents the Company's aggregate share of losses related to investments in which the Company has significant influence over the operating and financial policies of the investee.

Amounts Attributable from Noncontrolling Interest

During the second quarter of 2015, the Company early adopted ASU 2015-02, "Amendments to the Consolidation Analysis" issued by the FASB. Following the adoption of this ASU, effective as of January 1, 2015, the Company no longer consolidates the results of Ventures Re, a variable interest entity, in its Consolidated Financial Statements. Refer to Item 8, Note 14 to the Consolidated Financial Statements 'Noncontrolling Interests' for additional information.
Outlook

We are committed to being a leader in specialty risk, an area in which we already have depth of talent and experience, and have earned an outstanding reputation. Committed to our hybrid strategy, AXIS has developed substantial platforms in both insurance and reinsurance, providing us with balance and diversification. Management believes its positioning, franchise, expert underwriters and strong relationships with distributors and clients will provide opportunities for further profitable growth in 2017, with variances amongst our lines driven by our tactical response to market conditions. At the same time, we are broadening our risk-funding sources and developing vehicles that utilize the industry’s abundant third party capital. Therefore, we expect that our net premiums written will not grow as much as our gross premiums written, as we intend to share more of our risk with strategic capital partners.

Competitive conditions continue to impact worldwide insurance markets with the greatest pressures impacting catastrophe exposed property and certain global specialty lines of business. We also observed greater competitiveness for large accounts compared to smaller risks. These competitive pressures have led to price reductions across most lines of business, with decreases in international markets generally more severe than those observed in the U.S. We expect this trend to continue in the short-term but believe that there are still attractive risks in the market. In this challenging market environment, we are focusing on lines and markets that remain adequately priced or continue to deliver price increases and those that provide opportunities for profitable growth.  Where necessary we also continue to shift our business mix toward smaller, less volatile risk accounts which we believe will enable us to achieve a better, more stable attritional loss experience with lower severity.

The reinsurance markets' trading environment remains challenging in many lines of business and geographical regions.  The market continues to be influenced by excess capacity, strong balance sheets of established market participants and a consolidation of reinsurance purchasing. Despite these conditions we have observed recent favorable trends which we expect to positively impact trends in our business including many cedants reducing the size of their reinsurer panels, some moderation of pricing pressures, increased resistance to demands for greater commission rates as well as an expansion of terms and conditions, an increase in the number of cedants looking to buy more reinsurance protection and Solvency II and other regulatory or governmental driven opportunities. These factors, combined with AXIS' customer-centric approach, and opportunities in specific lines of business and geographies allow us to execute on our targeted growth strategy. We continue to address the difficult market conditions by taking actions to protect the quality and profitability of our existing book, targeting larger shares of the more attractive treaties, managing the overall volatility of our reinsurance book, and expanding our already strong group of strategic capital partners with whom to share our risks.

Financial Measures
We believe that the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

Year ended and at December 31,	2016	2015	2014

ROACE(1)	9.0%	11.5%	14.8%
Non-GAAP operating ROACE(2)	7.9%	7.7%	10.8%
Diluted book value per common share(3)(4)	$58.27	$54.08	$50.63
Cash dividends declared per common share	1.43	1.22	1.10
Increase in diluted book value per common share adjusted for dividends	$5.62	$4.67	$5.93

(1)
ROACE is calculated by dividing net income available to common shareholders for the year by the average shareholders’ equity determined by using the common shareholders’ equity balances at the beginning and end of the year.

(2)
Non-GAAP operating ROACE is calculated by dividing non-GAAP operating income for the year by the average common shareholders’ equity determined by using the common shareholders’ equity balances at the beginning and end of the year. Non-GAAP operating ROACE is a non-GAAP financial measure, as defined in SEC Regulation G. Refer to ‘Non-GAAP Financial Measures’ for additional information and a reconciliation to the nearest GAAP financial measure (ROACE).

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

Return on equity
Our objective is to generate superior returns on capital that appropriately reward our common shareholders for the risks we assume and to grow revenue only when we expect the returns will meet or exceed our requirements. We recognize that the nature of underwriting cycles and the frequency or severity of large loss events in any one year may make it difficult to achieve a profitability target in any specific period and, therefore our goal is to achieve top-quintile industry non-GAAP operating ROACE and growth in book value per share adjusted for dividends, with volatility consistent with the industry average.
The increase in non-GAAP operating ROACE in 2016, compared to 2015, was primarily driven by an increase in net investment income, partially offset by a decrease in underwriting income and higher corporate expenses.
The decrease in non-GAAP operating ROACE in 2015, compared to 2014, was primarily driven by a decrease in underwriting income and net investment income partially offset by a decrease in corporate expenses and lower interest expense and financing costs.
In addition to the items noted above for non-GAAP operating ROACE, ROACE is also impacted by net realized investment gains (losses), foreign exchange losses (gains), termination fee received, reorganization and related expenses and the loss on repurchase of preferred shares.
The decrease in ROACE in 2016, compared to 2015, was primarily driven by the termination fee received from Partner Re in 2015, a decrease in underwriting income and higher corporate expenses partially offset by the favorable impacts of a decrease in net realized investment losses, reorganization and related expenses incurred in 2015 and an increase in net investment income and foreign exchange gains.
The decrease in ROACE in 2015, compared to 2014, was primarily driven the adverse impacts of net realized investment losses, a decrease in underwriting income and net investment income together with reorganization and related expenses incurred in 2015 partially offset by the termination fee received from PartnerRe in 2015, a decrease in corporate expenses and lower interest expense and financing costs.
Diluted book value per common share
We consider diluted book value per common share to be an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis will ultimately translate into appreciation of our stock price.
During 2016 and 2015, our diluted book value per common share appreciated by 8% and 7%, respectively, driven primarily by $465 million and $602 million in net income available to common shareholders, respectively. This was partially offset by common dividends declared.

In 2016, a decrease in unrealized losses on investments which are included in accumulated other comprehensive income, also contributed to the growth in diluted book value per share, while in 2015 an increase in unrealized losses on investments partially offset the growth in diluted book value per share.
The decrease in unrealized losses in 2016 reflected a tightening of credit spreads on non-government bonds and strong equity market returns, while the increase in unrealized losses in 2015 reflected an increase in the U.S. interest rates, the widening of credit spreads on non-government bonds and foreign exchange volatility.
Cash dividends declared per common share
We believe in returning excess capital to our shareholders by way of dividends (as well as share repurchases) accordingly, our dividend policy is an integral part of the value we create for our shareholders. Our cumulatively strong earnings have permitted our Board of Directors to approve thirteen successive annual increases in quarterly common share dividends.
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
In 2016, our net income and a decrease in unrealized losses on investments included in other comprehensive income, drove an increase in DBV per common share adjusted for dividends. In 2015 and 2014, our net income, which was partially offset by unrealized losses on investments included in other comprehensive income, drove an increase in DBV per common share adjusted for dividends.

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

Year ended December 31,	2016	% Change	2015	% Change	2014

Revenues:
Gross premiums written	$4,970,208	8%	$4,603,730	(2%)	$4,711,519
Net premiums written	3,752,974	2%	3,674,666	(6%)	3,906,975
Net premiums earned	3,705,625	1%	3,686,417	(5%)	3,870,999
Other insurance related income (loss)	7,222	nm	(2,953)	nm	650

Expenses:
Current year net losses and loss expenses	(2,496,574)		(2,419,247)		(2,445,666)
Prior year reserve development	292,377		243,048		258,944
Acquisition costs	(746,876)		(718,112)		(737,197)
Underwriting-related general and administrative expenses(1)	(482,701)		(486,911)		(486,201)
Underwriting income(2)(3)	$279,073	(8)%	$302,242	(35%)	$461,529

General and administrative expenses(1)	$602,717		$596,821		$621,876
Income before income taxes and interest in income (loss) of equity method investments(2)	$521,802		$644,659		$830,472

(1)
Underwriting-related general and administrative expenses is a non-GAAP measure as defined in SEC Regulation G. Our total general and administrative expenses also included $120,016, $109,910 and $135,675 of corporate expenses for 2016, 2015 and 2014, respectively. Refer to 'Other Expenses (Revenues), Net' for additional information related to these corporate expenses. Also, refer to 'Non-GAAP Financial Measures' for further information.

(2)
Group (or consolidated) underwriting income is a non-GAAP financial measure as defined in SEC Regulation G. Refer to Item 8, Note 3 to the Consolidated Financial Statements 'Segment Information', for a reconciliation of consolidated underwriting income to the nearest GAAP financial measures (income before income taxes and interest in income (loss) of equity method investments) for the years indicated above. Also, refer to 'Non-GAAP Financial Measures' for additional information related to the presentation of consolidated underwriting income.

(3)
AXIS Capital cedes certain of its reinsurance business to Ventures Re, the Company's third-party capital vehicle, on a fully collateralized basis. Ventures Re is a variable interest entity and as the Company had initially concluded that it was the primary beneficiary of this entity, Ventures Re was consolidated by the Company with the net impact of the cessions included in amounts attributable from noncontrolling interest. During the second quarter of 2015, the Company early adopted ASU 2015-02, "Amendments to the Consolidation Analysis". Following the adoption of the ASU and effective as of January 1, 2015, the Company determined that it was no longer required to consolidate the results of operations and the financial position of Ventures Re. Refer to Item 8, Note 14 to the Consolidated Financial Statements 'Noncontrolling Interests' for more information. For 2014, amounts attributable from noncontrolling interests were $6,181.

UNDERWRITING REVENUES
Gross and net premiums written, by segment, were as follows:

	Gross Premiums Written
Year ended December 31,	2016	% Change		2015	% Change		2014

Insurance	$2,720,242	5%		$2,583,081	2%		$2,535,415
Reinsurance	2,249,966	11%		2,020,649	(7%)		2,176,104
Total	$4,970,208	8%		$4,603,730	(2%)		$4,711,519

% ceded
Insurance	34%	2	pts	32%	2	pts	30%
Reinsurance	14%	9	pts	5%	3	pts	2%
Total	24%	4	pts	20%	3	pts	17%

	Net Premiums Written
	2016	% Change		2015	% Change		2014

Insurance	$1,807,125	3%		$1,759,359	(1%)		$1,779,501
Reinsurance	1,945,849	2%		1,915,307	(10%)		2,127,474
Total	$3,752,974	2%		$3,674,666	(6%)		$3,906,975

Gross Premiums Written:
2016 versus 2015: Gross premiums written in 2016 increased by $366 million or 8% compared to 2015 ($442 million or 10% increase on a constant currency basis(1)) due to increases in both the reinsurance and insurance segments.
The increase in the reinsurance segment's gross premiums written of $229 million or 11% was impacted by an increase in the level of premiums written on a multi-year basis in 2016 compared to 2015. This increase in multi-year contracts increased the amount of premium recorded in 2016 relating to future years compared to 2015. The increase in gross premiums written was partially offset by foreign exchange movements as the strengthening of the U.S. dollar drove comparative premium decreases in treaties denominated in foreign currencies. After adjusting for the impact of the multi-year contracts and foreign exchange movement, gross premiums written increased by $171 million. The increase was driven by growth in our liability, marine and other, catastrophe, agriculture, motor and credit and surety lines. These increases were partially offset by a decrease in our property lines.
The increase in the insurance segment's gross premiums written of $137 million or 5% was negatively impacted by our exit from retail insurance operations in Australia and foreign exchange movements. After adjusting for our exit from retail insurance operations in Australia and foreign exchange movements, gross premiums written increased by $200 million. The increase was driven by growth in our accident and health, property, professional, and liability lines. These increases were partially offset by decreases in our marine and credit and political risk lines.
2015 versus 2014: Gross premiums written in 2015 decreased by $108 million or 2% (comparable to 2014 on a constant currency basis) due to decreases in the reinsurance segment, partially offset by increases in the insurance segment.
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

The insurance segment's gross written premium increased by $48 million or 2% compared to 2014. The increase was driven by new business in our accident and health lines, growth in our professional and liability lines, increased deal premium in our credit and political risk lines compared to prior year, and certain new initiatives providing growth in our professional lines. These increases were partially offset by the strength of the U.S. dollar as well as certain profitability enhancement initiatives announced during the third quarter of 2015, as well as reductions in our property lines.
Ceded Premiums Written:
The ceded ratio increased by 4 points in 2016 compared to 2015, driven by increases in both segments. The increase in the ceded ratio in the reinsurance segment was due to a new retrocessional cover entered into with Harrington Re, which increased premiums ceded in our liability and professional lines, together with new retrocessional treaties that increased ceded premiums in our catastrophe and property business. The increase in the ceded ratio in the insurance segment was driven by increased cessions in our professional and liability lines.
The ceded ratio increased by 3 points in 2015 compared to 2014, driven by increases in both segments. The increase in the ceded ratio in the insurance segment related to an increase in reinsurance protection purchased primarily in our professional lines and a change in the business mix. The ceded ratio also increased in the reinsurance segment reflecting additional retrocessional covers primarily in the catastrophe lines.

Net Premiums Earned:

Net premiums earned by segment were as follows:

							% Change
Year ended December 31,	2016		2015		2014		15 to 16	14 to 15

Insurance	$1,777,321	48%	$1,798,191	49%	$1,830,544	47%	(1%)	(2%)
Reinsurance	1,928,304	52%	1,888,226	51%	2,040,455	53%	2%	(7%)
Total	$3,705,625	100%	$3,686,417	100%	$3,870,999	100%	1%	(5%)

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in premium earning patterns.

2016 versus 2015: Net premiums earned in 2016 increased by $19 million or 1% ($123 million or 3% increase on a constant currency basis) compared to 2015. The increase was driven by an increase in gross premiums written, partially offset by an increase in premiums ceded in both the reinsurance and insurance segments.
The decrease in net premiums earned in the insurance segment in 2016 compared to 2015, was primarily driven by an increase in premiums ceded in our professional lines, partially offset by an increase in gross premiums earned driven by an increase in premiums written in recent periods.
The increase in net premiums earned in the reinsurance segment in 2016 compared to 2015, was driven by an increase in gross premiums earned across many lines of business due to growth in the business written and the impact of favorable premium adjustments, partially offset by an increase in ceded premiums earned reflecting the impact of increased retrocessions in our catastrophe and property lines as well as the new retrocessions to Harrington Re in our liability and professional lines.
2015 versus 2014: Net premiums earned in 2015 decreased by $185 million or 5% ($116 million or 3% decrease on a constant currency basis) compared to 2014. A combination of reductions in written premiums in the reinsurance segment, along with an increase in premiums ceded across the group drove the decrease.

UNDERWRITING EXPENSES
The following table provides a breakdown of our combined ratio:

Year ended December 31,	2016	% Point Change	2015	% Point Change	2014

Current accident year loss ratio	67.4%	1.8	65.6%	2.4	63.2%
Prior year reserve development	(7.9%)	(1.3)	(6.6%)	0.1	(6.7%)
Acquisition cost ratio	20.2%	0.7	19.5%	0.5	19.0%
General and administrative expense ratio(1)	16.2%	—	16.2%	0.1	16.1%
Combined ratio	95.9%	1.2	94.7%	3.1	91.6%

(1)
The general and administration expense ratio includes corporate expenses not allocated to underwriting segments of 3.2%, 3.0% and 3.5% for 2016, 2015 and 2014, respectively. These costs are further discussed in the ‘Other Expenses (Revenues), Net’ section.

Current Accident Year Loss Ratio:
2016 versus 2015: The current accident year loss ratio increased to 67.4% in 2016 from 65.6% in 2015. The increase was primarily due to an increase in catastrophe and weather-related losses. During 2016 we incurred pre-tax catastrophe and weather-related net losses (net of reinstatement premiums) of $204 million or 5.6 points, attributable to U.S. weather-related events, Hurricane Matthew, Fort McMurray wildfires, the Japanese, Ecuadorian and South Island earthquakes, North Calgary hailstorm and European floods. Comparatively, in 2015 we incurred $100 million or 2.7 points of losses attributable to catastrophe and weather-related events.
After adjusting for the impact of the catastrophe and weather-related losses, our current accident year loss ratio decreased from 62.9% in 2015 to 61.8% in 2016. The decrease in the current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses was driven by a decrease in mid-size loss experience in our insurance marine and property lines and a decrease in loss experience in our reinsurance credit and surety lines, partially offset by the ongoing adverse impact of rate and trend, and an increase in loss experience in our insurance credit and political risk and reinsurance agriculture lines.
2015 versus 2014: The current accident year loss ratio increased to 65.6% in 2015 from 63.2% in 2014. The increase in 2015 was primarily due to changes in business mix, primarily reflecting the reduction in catastrophe exposures; the impact of lower rates; an increase in the insurance marine and liability and reinsurance credit and surety loss experience; as well as an increased level of catastrophe and weather-related losses. In 2015, we recorded $100 million of such aggregate pre-tax losses compared to $93 million of pre-tax catastrophe and weather-related losses in 2014. The increases in the current accident year loss ratio were partially offset by improvement in loss experience across both segments' property and other reserving lines and the insurance professional lines.

For further discussion on current accident year loss ratios, refer to the insurance and reinsurance segment discussions below.
Estimates for Significant Catastrophe Events
Our December 31, 2016 net reserve for losses and loss expenses includes estimated amounts for numerous catastrophe events. We caution that the magnitude and/or complexity of losses arising from certain of these events, in particular Hurricane Matthew, the Fort McMurray wildfires, Storm Sandy, the 2011 Japanese earthquake and tsunami, the three New Zealand earthquakes and the Tianjin port explosion, inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserve for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.
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

Prior Year Reserve Development:
Our favorable prior year reserve development was the net result of several underlying developments on prior accident years, identified during our quarterly reserve review process. The following table provides a breakdown of net prior year reserve development by segment:

Year ended December 31,	2016	2015	2014

Insurance	$55,905	$23,447	$63,735
Reinsurance	236,472	219,601	195,209
Total	$292,377	$243,048	$258,944

Overview
Our short tail business includes the underlying exposures in our property and other, marine and aviation reserve classes within our insurance segment and the property and other reserve class within our reinsurance segment. Development from these classes contributed $148 million, $152 million and $207 million of the total net favorable prior year reserve development in 2016, 2015 and 2014, respectively, and primarily reflected the recognition of better than expected loss emergence.
Our medium-tail business consists primarily of professional insurance and reinsurance reserve classes, credit and political risk insurance reserve class and credit and surety reinsurance reserve class. Our reinsurance professional reserve class recognized $30 million, $38 million and $33 million of net favorable prior year development in 2016, 2015 and 2014, respectively. The 2016, 2015 and 2014 favorable loss developments on these reserve classes continued to reflect the generally favorable experience on earlier accident years as we continued to transition to more experience based methods. As our loss experience has generally been better than expected, this resulted in the recognition of net favorable prior year reserve development. In 2016, the insurance professional lines recorded $14 million of net favorable prior year development driven by overall better than expected development. In 2015, the insurance professional lines recorded adverse prior year reserve development of $14 million which was primarily the result of strengthening our Australian book of business during the third quarter of 2015. Our credit and surety lines recorded net favorable prior year reserve development of $10 million and $27 million in 2016 and 2015, respectively. This net favorable prior year reserve development reflected the recognition of generally better than expected loss emergence. In 2015, net adverse development of $15 million was recognized in our in credit and political risk insurance lines relating primarily to an increase in loss estimates for one specific claim.
Our long-tail business consists primarily of liability and motor reserve classes. In 2016, 2015 and 2014, our motor and reinsurance liability reserve classes contributed net favorable prior year reserve development of $99 million, $82 million and $40 million, respectively. The net favorable prior year reserve development for the motor reserve class related to favorable loss emergence trends on several classes of business spanning multiple accident years. The net favorable prior year reserve development for our reinsurance liability reserve class primarily reflected the progressively increased weight given by management to experience based indications on older accident years, which has generally been favorable.This favorable development was partially offset by adverse development in our insurance liability reserve class of $8 million, $27 million and $23 million in 2016, 2015 and 2014, respectively, related primarily to an increase in loss estimates for specific individual claim reserves as well as a higher frequency of large auto liability claims which impacted the adverse reserve development in 2015.
See ‘Critical Accounting Estimates – Reserve for Losses and Loss Expenses’ section for further details. We caution that conditions and trends that impacted the development of our reserve for losses and loss expenses in the past may not recur in the future.
The following sections provide further details on prior year reserve development by segment, reserving class and accident year.

Insurance Segment:

Year ended December 31,	2016	2015	2014

Property and Other	$34,784	$52,257	$68,330
Marine	12,068	24,563	6,257
Aviation	3,113	2,429	9,076
Credit and Political Risk	(242)	(15,435)	3,740
Professional Lines	14,005	(13,789)	(807)
Liability	(7,823)	(26,578)	(22,861)
Total	$55,905	$23,447	$63,735

In 2016, we recognized $56 million of net favorable prior year reserve development, the principal components of which were:

•	$35 million of net favorable prior year reserve development on property and other business, driven by better than expected loss emergence primarily related to accident years 2012 through 2014.

•
$14 million of net favorable prior year reserve development on professional lines business, driven by better than expected development related to various accident years, partially offset by reserve strengthening relating to updated information on specific claims impacting accident years 2010 and 2011.

•
$12 million of net favorable prior year reserve development on marine business, driven by better than expected loss emergence, primarily driven by reductions in mid-size loss estimates impacting accident year 2015.

•	$8 million of net adverse prior year reserve development on liability business, primarily related to reserve strengthening on certain claims within our excess casualty book of business.

In 2015, we recognized $23 million of net favorable prior year reserve development, the principal components of which were:

•
$52 million of net favorable prior year reserve development on property and other business, related to the 2012 and 2013 accident years and driven by better than expected loss emergence, including reserve reductions related to Storm Sandy of $18 million.

•
$25 million of net favorable prior year reserve development on marine business, largely related to better than expected loss emergence in our energy offshore business spanning multiple years, particularly accident year 2014.

•
$14 million of net adverse prior year reserve development on professional lines business, predominately reflecting reserve strengthening resulting from updated actuarial assumptions for our Australian professional lines and impacting accident years 2010 to 2014, partially offset by favorable development in certain US professional lines.

•
$15 million of net adverse prior year reserve development on credit and political risk business, primarily related to updated information on one specific claim impacting accident year 2014, partially offset by better than expected development on the 2013 accident year.

•
$27 million of net adverse prior year reserve development on liability business, related to strengthening of specific individual claim reserves and a higher frequency of large auto liability claims in accident year 2014.

In 2014, we recognized $64 million of net favorable prior year reserve development, the principal components of which were:

•	$68 million of net favorable prior year reserve development on our property and other business, related to the 2013 and prior accident years and driven by better than expected loss emergence.

•	$9 million of net favorable prior year reserve development on aviation business, spanning a number of accident years and largely related to better than expected loss emergence.

•	$23 million of net adverse prior year reserve development on liability business, related to specific claims impacting primarily 2008, 2009 and 2011 through 2013 accident years.

Reinsurance Segment:

Year ended December 31,	2016	2015	2014

Property and Other	$97,691	$72,789	$122,859
Credit and Surety	10,488	26,568	(713)
Professional Lines	29,592	37,778	32,765
Motor	55,106	36,677	19,007
Liability	43,595	45,789	21,291
Total	$236,472	$219,601	$195,209

In 2016, we recognized $236 million of net favorable prior year reserve development, the principal components of which were:

•	$98 million of net favorable prior year development on property and other business, primarily related to the 2010 through 2015 accident years driven by better than expected loss emergence.

•
$55 million of net favorable prior year reserve development on motor business, primarily related to non-proportional business spanning multiple accident years, driven by better than expected loss emergence.

•	$44 million of net favorable prior year reserve development on liability business, primarily related to the 2006 through 2011 accident years, for reasons discussed in the overview.

•	$30 million of net favorable prior year reserve development on professional lines business, primarily related to the earlier accident years, for reasons discussed in the overview.

•	$10 million of net favorable prior year reserve development on credit and surety business, spanning multiple accident years and driven by generally better than expected loss emergence.

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

Acquisition Cost Ratio: The increase in the acquisition cost ratio to 20.2% in 2016 from 19.5% in 2015 was driven by an increase in our reinsurance segment. The increase in the reinsurance segment's acquisition cost ratio was primarily due to the impact of retrocessional contracts, adjustments related to loss-sensitive features in underlying contracts, and higher acquisition costs in certain lines of business due to the increase in the amount of business being written on a proportional basis. This increase was partially offset by a decrease in the insurance segment's acquisition cost ratio driven by higher ceding commissions following increased cessions in our professional lines, partially offset by higher variable acquisition costs paid on certain lines of business and favorable federal excise tax adjustment which benefitted 2015.

The increase in the acquisition cost ratio to 19.5% in 2015 from 19.0% in 2014 was driven by increases in our reinsurance segment. The reinsurance segment's increase in the acquisition cost ratio was primarily due to higher acquisition costs paid in certain lines of business, adjustments related to loss-sensitive features in reinsurance contracts, primarily due to prior year loss reserve releases, and changes in the business mix. These increases were partially offset by a lower acquisition cost ratio in our insurance segment which benefitted from changes in the mix of business, higher ceded commissions received and a federal excise tax adjustment. The insurance segment decreases were partially offset by higher commissions paid in certain lines of business.

General and Administrative Expense Ratio: The general and administrative expense was consistent in 2016 compared to 2015 at 16.2%. An increase in personnel expenses including transition and severance costs was offset by the benefits of arrangements with our strategic capital partners and an increase in net premiums earned.

The increase in the general and administrative expense ratio to 16.2% in 2015 from 16.1% in 2014 was primarily driven by lower net earned premiums and was largely offset by lower general administrative expenses primarily due to: adjustments to senior leadership executive stock-compensation awards, a reduction in performance-based incentive compensation, a decrease in severance expenses, lower costs related to operational excellence initiatives and the favorable impact of foreign exchange. These reductions were partially offset by reorganization related corporate expenses incurred in the third quarter of 2015.

RESULTS BY SEGMENT

INSURANCE SEGMENT
Results from our insurance segment were as follows:

Year ended December 31,	2016	% Change	2015	% Change	2014

Revenues:
Gross premiums written	$2,720,242	5%	$2,583,081	2%	$2,535,415
Net premiums written	1,807,125	3%	1,759,359	(1%)	1,779,501
Net premiums earned	1,777,321	(1%)	1,798,191	(2%)	1,830,544
Other insurance related income (loss)	89	(91%)	1,036	nm	(11)

Expenses:
Current year net losses and loss expenses	(1,197,838)		(1,178,375)		(1,195,615)
Prior year reserve development	55,905		23,447		63,735
Acquisition costs	(251,120)		(261,208)		(278,804)
General and administrative expenses	(346,857)		(341,658)		(341,214)
Underwriting income	$37,500	(9%)	$41,433	(47%)	$78,635

		% Point Change		% Point Change
Ratios:
Current year loss ratio	67.4%	1.9	65.5%	0.2	65.3%
Prior year reserve development	(3.1%)	(1.8)	(1.3%)	2.2	(3.5%)
Acquisition cost ratio	14.1%	(0.4)	14.5%	(0.7)	15.2%
General and administrative expense ratio	19.5%	0.4	19.1%	0.4	18.7%
Combined ratio	97.9%	0.1	97.8%	2.1	95.7%

nm – not meaningful

Gross Premiums Written:
The following table provides gross premiums written by line of business:

							% Change
Year ended December 31,	2016		2015		2014		15 to 16	14 to 15

Property	$672,891	25%	$607,358	24%	$644,516	26%	11%	(6%)
Marine	225,609	8%	241,956	9%	238,320	9%	(7%)	2%
Terrorism	38,146	1%	33,709	1%	37,705	1%	13%	(11%)
Aviation	53,173	2%	54,642	2%	57,622	2%	(3%)	(5%)
Credit and Political Risk	49,930	2%	59,967	2%	45,368	2%	(17%)	32%
Professional Lines	845,358	31%	850,011	33%	862,784	34%	(1%)	(1%)
Liability	405,030	15%	384,145	15%	368,450	15%	5%	4%
Accident and Health	430,105	16%	351,293	14%	280,650	11%	22%	25%
Total	$2,720,242	100%	$2,583,081	100%	$2,535,415	100%	5%	2%

2016 versus 2015: Gross premiums written in 2016 increased by $137 million or 5% compared to 2015. In 2016, gross premiums written were negatively impacted by our exit from retail insurance operations in Australia and foreign exchange movements. After adjusting for our exit from retail insurance operations in Australia and foreign exchange movements, gross premium written increased by $200 million primarily attributable to new business in our accident and health, property, professional, and liability lines. These increases were partially offset by decreases in our marine, and credit and political risk lines. Our marine lines decreased principally due to reduced new business opportunities, lower rates and timing differences. The decrease in our credit and political risk line was driven by timing differences.

2015 versus 2014: Gross premiums written in 2015 increased by $48 million or 2% compared to 2014. The 2015 gross premiums written were negatively impacted by foreign exchange movements, as well as the impact of our exit from retail insurance operations in Australia, together reducing premiums by approximately $78 million. The $126 million increase, after adjusting for foreign exchange and our exit from retail insurance operations in Australia was primarily driven by new business in our accident and health line, growth in our lawyers' liability program in the U.S and cyber liability initiatives in our professional lines, growth in the U.S. primary and excess casualty markets within our liability line and increased deal premiums compared to the prior year in our credit and political risk line. These increases were partially offset by a reduction in our property lines, reflecting competitive market conditions.
Ceded Premiums Written:

2016 versus 2015: Premiums ceded in 2016 were $913 million, or 34%, of gross premiums written, compared to $824 million, or 32%, in 2015. The increase in premiums ceded and the related ceded ratio was due to an increase in premiums ceded in our professional and liability lines partially offset by a reduction in reinsurance purchased in our accident and health lines.
2015 versus 2014: Premiums ceded in 2015 were $824 million, or 32%, of gross premiums written, compared to $756 million, or 30%, in 2014. The increase in premiums ceded and the related ceded ratio was due to an increase in reinsurance protection purchased primarily in our professional lines and a change in the business mix.

Net Premiums Earned:
The following table provides net premiums earned by line of business:

							% Change
Year ended December 31,	2016		2015		2014		15 to 16	14 to 15

Property	$426,918	23%	$432,587	24%	$444,197	25%	(1%)	(3%)
Marine	150,046	8%	183,696	10%	178,229	10%	(18%)	3%
Terrorism	33,279	2%	36,818	2%	35,876	2%	(10%)	3%
Aviation	44,980	3%	45,659	3%	41,192	2%	(1%)	11%
Credit and Political Risk	57,964	3%	63,583	4%	63,095	3%	(9%)	1%
Professional Lines	510,806	29%	596,430	33%	629,365	34%	(14%)	(5%)
Liability	169,182	10%	161,614	9%	146,819	8%	5%	10%
Accident and Health	384,146	22%	277,804	15%	291,771	16%	38%	(5%)
Total	$1,777,321	100%	$1,798,191	100%	$1,830,544	100%	(1%)	(2%)

2016 versus 2015: Net premiums earned in 2016 decreased by $21 million or 1% ($9 million or 1% increase on a constant currency basis) compared to 2015. The decrease in net premiums earned was primarily driven by an increase in in our professional lines' ceded reinsurance programs. Gross premiums earned increased in 2016 compared to 2015, driven by growth in gross premiums written in our accident and health lines in recent periods, partially offset by a decrease in gross premiums written in our marine lines and the impact of our exit from retail insurance operations in Australia on our professional lines.

2015 versus 2014: Net premiums earned in 2015 decreased by $32 million or 2% ($11 million or 1% decrease on a constant currency basis) compared to 2014. The decrease in net premiums earned was driven by the growth in our ceded reinsurance programs primarily covering our professional lines. Gross premiums earned increased in 2015 compared to 2014, driven by growth in the liability and marine lines gross premiums written in recent periods, partially offset by decreases in gross premiums written mainly in the professional lines.
Loss Ratio:
The table below shows the components of our loss ratio:

Year ended December 31,	2016	% Point Change	2015	% Point Change	2014

Current accident year	67.4%	1.9	65.5%	0.2	65.3%
Prior year reserve development	(3.1%)	(1.8)	(1.3%)	2.2	(3.5%)
Loss ratio	64.3%	0.1	64.2%	2.4	61.8%

Current Accident Year Loss Ratio:
2016 versus 2015: The current accident year loss ratio increased to 67.4% in 2016 from 65.5% in 2015. The increase was primarily due to an increase in catastrophe and weather-related losses. During 2016 we incurred pre-tax catastrophe and weather-related net losses of $121 million, or 6.8 points attributable to U.S. weather-related events, Hurricane Matthew, the Japanese earthquake and the Fort McMurray wildfires. Comparatively, in 2015 we incurred $54 million, or 3.0 points of losses attributable to catastrophe and weather-related events.
After adjusting for the impact of the catastrophe and weather-related losses, our current accident year loss ratio decreased from 62.5% in 2015 to 60.6% in 2016. The decrease in the current accident year loss ratios after adjusting for the impact of the catastrophe and weather-related losses was driven by a decrease in mid-size loss experience in our marine and property lines, partially offset by the adverse impact of rate and trend, an increase in loss experience in our credit and political risk lines as well as changes in business mix.

2015 versus 2014: The current accident year loss ratio increased to 65.5% in 2015 from 65.3% in 2014. The increase in 2015 was primarily due to an increase in marine mid-sized losses, driven by an above average number of large industry events during the year, an increase in the liability lines attritional loss experience and the impact of lower rates. These increases were partially offset by decreases in property attritional and mid-size losses, improved loss experience in professional lines due to recent profit improvement actions and the impact of changes in the business mix. The current year also benefitted from a reduction in catastrophe and weather-related losses. In 2015 we recorded $54 million of such aggregate pre-tax losses. Comparatively, in 2014 we recorded $66 million of aggregate pre-tax losses associated with catastrophe and weather-related events.
See ‘Prior Year Reserve Development’ section for further details.
Acquisition Cost Ratio: The decrease in the acquisition cost ratio to 14.1% in 2016 from 14.5% in 2015 primarily reflected an increase in ceding commissions following increased cessions in our professional lines, partially offset by higher variable acquisition costs paid on certain lines of business, and favorable federal excise tax adjustment which benefitted 2015.
The decrease in the acquisition cost ratio in 2015 relative to 2014, primarily reflected changes in the mix of business, higher ceded commissions received, following increases in our ceded reinsurance programs, and a federal excise tax adjustment. These decreases were partially offset by higher commissions paid on certain lines of business.

General and Administrative Expense Ratio: The increase in the general and administrative expense ratio to 19.5% in 2016 from 19.1% in 2015, was primarily driven by the decrease in net earned premium, an increase in personnel expenses as well as transition and severance costs associated with the closure of four U.S. retail business units.

The increase in the general and administrative expense ratio in 2015 relative to 2014 was primarily due to the decrease in net earned premium with lower performance-related compensation and the favorable impact of foreign exchange in 2015 offset by higher professional and other costs related to the enhancement of our global platform.

REINSURANCE SEGMENT
Results from our reinsurance segment were as follows:

Year ended December 31,	2016	% Change	2015	% Change	2014

Revenues:
Gross premiums written	$2,249,966	11%	$2,020,649	(7%)	$2,176,104
Net premiums written	1,945,849	2%	1,915,307	(10%)	2,127,474
Net premiums earned	1,928,304	2%	1,888,226	(7%)	2,040,455
Other insurance related income (loss)	7,133	nm	(3,989)	nm	661

Expenses:
Current year net losses and loss expenses	(1,298,736)		(1,240,872)		(1,250,051)
Prior year reserve development	236,472		219,601		195,209
Acquisition costs	(495,756)		(456,904)		(458,393)
General and administrative expenses	(135,844)		(145,253)		(144,987)
Underwriting income	$241,573	(7)%	$260,809	(32%)	$382,894

		% Point Change		% Point Change
Ratios:
Current year loss ratio	67.4%	1.7	65.7%	4.4	61.3%
Prior year reserve development	(12.3%)	(0.7)	(11.6%)	(2.0)	(9.6%)
Acquisition cost ratio	25.7%	1.5	24.2%	1.7	22.5%
General and administrative expense ratio	7.0%	(0.7)	7.7%	0.6	7.1%
Combined ratio	87.8%	1.8	86.0%	4.7	81.3%

nm – not meaningful

Gross Premiums Written:
The following table provides gross premiums written by line of business for the years indicated:

							% Change
Year ended December 31,	2016		2015		2014		15 to 16	14 to 15

Catastrophe	$324,884	14%	$291,697	13%	$372,925	17%	11%	(22%)
Property	282,535	13%	305,160	15%	349,775	16%	(7%)	(13%)
Professional Lines	268,403	12%	276,479	14%	293,263	13%	(3%)	(6%)
Credit and Surety	319,077	14%	242,620	12%	258,865	12%	32%	(6%)
Motor	346,087	15%	335,084	17%	291,293	13%	3%	15%
Liability	422,489	19%	345,319	17%	365,466	17%	22%	(6%)
Agriculture	158,278	7%	132,629	7%	166,047	8%	19%	(20%)
Engineering	68,892	3%	72,050	4%	55,450	3%	(4%)	30%
Marine and Other	59,321	3%	19,611	1%	23,020	1%	202%	(15%)
Total	$2,249,966	100%	$2,020,649	100%	$2,176,104	100%	11%	(7%)

2016 versus 2015: Gross premiums written in 2016 increased by $229 million or 11% compared to 2015. The increase in gross written premiums was impacted by an increase in the level of premiums written on a multi-year basis in 2016 compared to 2015. This increase in multi-year contracts increased the amount of premium recorded in the current year relating to future years compared to 2015, most notably in the credit and surety and liability lines. On a comparative basis the impact of the multi-year premiums resulted in an increase in gross premiums written of $110 million in 2016 compared to 2015. The increase in gross premiums written was partially offset by foreign exchange movements as the strengthening of the U.S. dollar drove comparative premium decreases in the treaties denominated in foreign currencies, resulting in a decrease of $52 million in gross premiums written in 2016 compared to 2015.
After adjusting for the impact of multi-year contracts and foreign exchange movements, gross premiums written increased by $171 million, or 8% in 2016 compared to 2015. The growth was primarily driven by new business in our liability, marine and other, catastrophe, agriculture, motor and credit and surety lines. In addition, our liability lines increased due to timing differences, our agriculture lines were impacted by a favorable treaty restructuring together with an increased treaty line size, while our credit and surety lines benefited from favorable premium adjustments. These increases were partially offset by a decrease in our property lines, primarily relating to non-renewals, decreases in line sizes on several treaties and the restructuring of a large treaty.

2015 versus 2014: Gross premiums written in 2015 decreased by $155 million or 7% compared to 2014. The decrease was significantly impacted by treaties written on a multi-year basis and foreign exchange movements. During 2015, the segment reported a decrease in the level of multi-year contracts written compared to 2014, resulting in a decrease in gross premiums written of $92 million in 2015 compared to 2014. The decrease in gross written premiums was also significantly impacted by foreign exchange movements in 2015, compared to 2014, as the strengthening of the U.S. dollar drove comparative premium decreases in the treaties denominated in foreign currencies, resulting in a decrease of $74 million in gross premiums written in 2015 compared to 2014.
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

Ceded Premiums Written:

2016 versus 2015: Premiums ceded in 2016 were $304 million, or 14%, of gross premiums written, compared to $105 million, or 5%, in 2015. The increase was due to a new retrocessional cover entered into with Harrington Re which impacted premiums ceded in our liability and professional lines together with increased premiums ceded to new retrocessional treaties which cover our catastrophe and property businesses.

2015 versus 2014: Premiums ceded in 2015 were $105 million, or 5% of gross premiums written, compared to $49 million or 2% in 2014. The comparative increase was driven by new retrocessional treaties primarily covering our catastrophe business.
Net Premiums Earned:
The following table provides net premiums earned by line of business:

							% Change
Year ended December 31,	2016		2015		2014		15 to 16	14 to 15

Catastrophe	$199,825	11%	$216,020	12%	$325,307	17%	(7%)	(34%)
Property	272,403	14%	306,083	16%	312,443	15%	(11%)	(2%)
Professional Lines	289,868	15%	310,915	16%	336,058	16%	(7%)	(7%)
Credit and Surety	252,210	13%	250,208	13%	263,013	13%	1%	(5%)
Motor	318,863	17%	299,883	16%	268,678	13%	6%	12%
Liability	332,479	17%	297,000	16%	289,223	14%	12%	3%
Agriculture	142,501	7%	129,346	7%	164,628	8%	10%	(21%)
Engineering	62,833	3%	61,043	3%	61,143	3%	3%	—%
Marine and Other	57,322	3%	17,728	1%	19,962	1%	223%	(11%)
Total	$1,928,304	100%	$1,888,226	100%	$2,040,455	100%	2%	(7%)

2016 versus 2015: Net premiums earned in 2016 increased by $40 million or 2% ($114 million or 6% increase on a constant currency basis) compared to 2015. The increase in net premiums earned was driven by an increase in gross premiums earned attributable to growth in the business written in our liability, marine and other and catastrophe lines as well as favorable premium adjustments impacting our motor and agriculture lines, partially offset by reduced premiums written in our property lines.
The increase in gross premiums earned was partially offset by increased ceded premiums earned reflecting increased retrocessional covers purchased in our catastrophe and property lines as well as the impact of the new retrocessions to Harrington Re on our liability and professional lines.

2015 versus 2014: Net premiums earned in 2015 decreased by $152 million or 7% ($105 million or 5% decrease on a constant currency basis) compared to 2014. The decrease was primarily driven by reductions in the business written in the catastrophe, agriculture, professional and credit & surety lines in recent periods, as well as an increase in the premiums ceded reflecting increased retrocessional covers purchased primarily in the catastrophe lines. These decreases were partially offset by growth in the motor lines.
Other Insurance Related Income (Loss):
Other insurance related income in 2016 primarily related to fees from strategic capital partners and realized and mark-to-market gains on our weather and commodity derivatives portfolio which were largely offset by realized losses on economic hedges purchased to protect our agriculture line of business against fluctuations in commodity prices.
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
Loss Ratio:
The table below shows the components of our loss ratio:

Year ended December 31,	2016	% Point Change	2015	% Point Change	2014

Current accident year	67.4%	1.7	65.7%	4.4	61.3%
Prior year reserve development	(12.3%)	(0.7)	(11.6%)	(2.0)	(9.6%)
Loss ratio	55.1%	1.0	54.1%	2.4	51.7%

Current Accident Year Loss Ratio:
2016 versus 2015: The current accident year loss ratio increased to 67.4% in 2016 from 65.7% in 2015. The increase was primarily due to an increase catastrophe and weather-related losses. During 2016 we incurred pre-tax catastrophe and weather-related net losses, (net of reinstatement premiums) of $83 million, or 4.4 points attributable to the Fort McMurray wildfires, U.S. weather-related events, Hurricane Matthew, the Japanese, Ecuadorian and South Island earthquakes, the North Calgary hailstorm and the European floods. Comparatively, in 2015 we incurred $46 million or 2.4 points of net losses attributable to catastrophe and weather-related events.
After adjusting for the impact of the catastrophe and weather-related losses, our current accident year loss ratio decreased from 63.3% in 2015 to 63.0% in 2016. The decrease in the current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses was driven by decreased loss experience in our credit and surety lines, partially offset by the ongoing adverse impact of rate and trend, and an increase in loss experience in our agriculture lines.
2015 versus 2014: The current accident year loss ratio increased to 65.7% in 2015 from 61.3% in 2014. The increase was primarily due to changes in business mix, an increase in losses due to catastrophic and weather-related events where during 2015 we incurred pre-tax losses related to catastrophe and weather-related losses of $46 million compared to $27 million of weather-related events in 2014 and increased loss experience in our credit and surety lines also contributed to the increase. The increases in the current accident year loss ratio were partially offset by improved loss experience in our property lines which include our agriculture and engineering business.
See ‘Prior Year Reserve Development’ section for further details.
Acquisition Cost Ratio: The increase in the acquisition cost ratio to 25.7% in 2016 from 24.2% in 2015 primarily reflected the impact of retrocessional contracts, adjustments related to loss-sensitive features in underlying contracts and higher acquisition costs in certain lines of business due to the increase in the amount of business being written on a proportional basis.
The increase in the acquisition cost ratio to 24.2% in 2015 from 22.5% in 2014 was primarily impacted by higher acquisition costs paid in certain lines of business, the impact of loss-sensitive feature adjustments, primarily due to prior year reserve releases, and changes in the business mix.
General and Administrative Expense Ratio: The decrease in the general and administrative expense ratio to 7.0% in 2016 from 7.7% in 2015, was primarily driven by an increase in net premiums earned, benefits of arrangements with our strategic capital partners, and lower professional fees, partially offset by higher personnel costs.
The increase in the general and administrative expense ratio to 7.7% in 2015 from 7.1% in 2014, was attributable to the impact of decreased net earned premiums and increased costs associated with new growth initiatives. These were partially offset by a reduction in the allocations of certain corporate expenses.

OTHER EXPENSES (REVENUES), NET

The following table provides a breakdown of our other expenses, net:

Year ended December 31,	2016	% Change	2015	% Change	2014

Corporate expenses	$120,016	9%	$109,910	(19%)	$135,675
Foreign exchange gains	(121,295)	19%	(102,312)	(2%)	(104,439)
Interest expense and financing costs	51,360	1%	50,963	(32%)	74,695
Income tax expense	6,340	109%	3,028	(88%)	25,908
Total	$56,421	(8%)	$61,589	(53%)	$131,839

Corporate Expenses: Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 3.2%, 3.0% and 3.5% in 2016, 2015 and 2014, respectively. The increase in corporate expenses during 2016 compared to 2015 is attributable to adjustments to senior leadership executive stock-compensation awards benefiting 2015, an increase in personnel costs including senior executive transition costs in 2016, partially offset by reorganization related expenses adverse to 2015.
The decrease in corporate expenses during 2015 compared to 2014 was primarily attributable to adjustments to senior leadership executive stock-compensation awards, a decrease in severance expenses and a reduction in performance-based incentive compensation. These reductions were partially offset by a reduction of certain costs allocated to the operating segments and reorganization related corporate expenses incurred in the third quarter of 2015.
Foreign Exchange Gains: Some of our business is written in currencies other than the U.S. dollar. The foreign exchange gains for all years presented were largely driven by the re-measurement of net insurance related liabilities. The foreign exchange gains in 2016 were primarily driven by the depreciation of pound sterling against the U.S dollar. During 2015, the foreign exchange gains were primarily driven by the depreciation of the euro, pound sterling and Australian dollar against the U.S. dollar. The foreign exchange gains in 2014 were primarily driven by the depreciation of the euro and the pound sterling against the U.S dollar.
Interest Expense and Financing Costs: Interest expense and financing costs, primarily related to interest due on our senior notes, were consistent in 2016 compared to 2015 as there were no significant changes to our debt and financing arrangements. The decrease in 2015 compared to 2014 was a result of the repayment of $500 million of our 5.75% senior unsecured notes which matured on December 1, 2014.
Income Tax Expense: Income tax expense primarily results from income generated by our foreign operations in the U.S. and Europe. Our effective tax rate, which is calculated as income tax expense divided by income before tax, was 1.2%, 0.5%, and 3.1% in 2016, 2015, and 2014, respectively. This effective rate can vary between years depending on the distribution of net income (loss) amongst tax jurisdictions, as well as other factors.
The tax rate in 2016 increased compared to 2015. The increase was driven primarily by an increase in comparative European pre-tax income, offset partially by a decrease in comparative pre-tax income in the U.S.
The decreased tax rate in 2015 as compared to 2014 was primarily driven by the geographic distribution of underwriting income and investment gains (losses). While we generated consolidated pre-tax net income in 2015, the majority of our operating income as well as the PartnerRe merger termination fees received were recognized in Bermuda. The tax expense was further impacted by realized losses on investments in our European entities during 2015.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS (LOSSES)

Net Investment Income
The following table provides a breakdown of income earned from our cash and investment portfolio by major asset class:

Year ended December 31,	2016	% Change	2015	% Change	2014

Fixed maturities	$305,459	4%	$294,725	(1%)	$296,663
Other investments	42,514	111%	20,148	(65%)	57,621
Equities	16,306	44%	11,289	(5%)	11,832
Mortgage loans	7,996	nm	1,861	—	—
Cash and cash equivalents	9,209	7%	8,572	(26%)	11,536
Short-term investments	2,060	nm	439	(39%)	725
Gross investment income	383,544	14%	337,034	(11%)	378,377
Investment expense	(30,209)	(5%)	(31,698)	(11%)	(35,611)
Net investment income	$353,335	16%	$305,336	(11%)	$342,766

Pre-tax yield:(1)
Fixed maturities	2.6%		2.4%		2.4%

nm - not meaningful

(1)	Pre-tax yield is annualized and calculated as net investment income divided by the average month-end amortized cost balances for the periods indicated.
Fixed Maturities:
2016 versus 2015: Net investment income in 2016 was $305 million compared to net investment income of $295 million in 2015, an increase of $11 million or 4%. The increase was attributable to an emphasis on longer duration assets.
2015 versus 2014: The 1% decrease in investment income from fixed maturities reflected the 1% decrease in average fixed maturities balances during 2015 as cash flows from investing activities were used for financing and operating activities.
Other Investments:
Other investments include hedge funds, direct lending funds, private equity funds, real estate funds and investments in CLO-Equities (both direct and indirect). These investments are recorded at fair value, with the change in fair value and income distributions reported in net investment income. Consequently, the pre-tax return on other investments may vary materially period over period, particularly during volatile equity and credit markets.

The following table provides a breakdown of net investment income from other investments:

Year ended December 31,	2016	2015	2014

Hedge, direct lending, private equity and real estate funds	$21,378	$21,888	$37,447
Other privately held investments	124	—	—
CLO-Equities	21,012	(1,740)	20,174
Total net investment income from other investments	$42,514	$20,148	$57,621

Pre-tax return on other investments(1)	5.1%	2.3%	5.8%

(1)
The pre-tax return on other investments is non-annualized and calculated by dividing total net investment income from other investments by the average month-end fair value balances held for the periods indicated.

2016 versus 2015: Pre-tax return on other investments increased to 5.1% in 2016 compared to 2.3% in 2015. The increase was due to higher returns from investments in equity tranches of collateralized loan obligations ("CLO-Equities") in 2016 which increased in value along with other risk assets.

2015 versus 2014: The decline in pre-tax return on our other investments portfolio was due to lower returns on our hedge funds during 2015, reflective of lower returns from the global equity markets during 2015. The loss from CLO-Equities was a result of a decline in the valuation of the underlying collateral balances which have declined in value along with other risk assets.
Net Realized Investment Gains (Losses)
Fixed maturities and equities are classified as available for sale and reported at fair value. The effect of market movements on our available for sale investment portfolio impacts net income (through net realized investment gains (losses)) only when securities are sold or impaired.
Changes in the fair value of investment derivatives, mainly foreign exchange forward contracts and interest rate swaps, are recorded in net realized investment gains (losses).

The following table provides a breakdown of net realized investment gains (losses):

Year ended December 31,	2016	2015	2014

On sale of investments:
Fixed maturities and short-term investments	$(48,193)	$(83,600)	$39,080
Equities	2,949	10,570	133,858
	(45,244)	(73,030)	172,938
OTTI charges recognized in earnings	(26,210)	(72,720)	(31,227)
Change in fair value of investment derivatives	10,929	7,259	(9,603)
Net realized investment gains (losses)	$(60,525)	$(138,491)	$132,108

On sale of investments:
Generally, sales of individual securities occur when there are changes in the relative value, credit quality, or duration of a particular issuer. We may also sell to re-balance our investment portfolio in order to change exposure to particular sectors or asset classes.
2016 versus 2015: Net realized investment losses in 2016 were $61 million compared to net realized investment losses of $138 million in 2015. Net realized investment losses reported in 2016 primarily reflected foreign exchange losses on non-U.S. denominated fixed maturities, as a result of the strengthening of the U.S. dollar during 2016.

2015 versus 2014: Net realized investment losses during 2015 primarily reflect foreign exchange losses on non-U.S. denominated fixed maturities, as a result of the strengthening of the U.S. dollar during 2015. Lower net realized gains on the sale of equities reflect lower returns in the global equity markets during 2015.
OTTI charges:
Refer to the ‘Critical Accounting Estimates – OTTI’ section for details on our impairment review process.

The following table provides a summary of the OTTI recognized in earnings by asset class:

Year ended December 31,	2016	2015	2014

Fixed maturities:
Non-U.S. government	$3,557	$3,538	$17,291
Corporate debt	20,093	47,029	8,107
Non-Agency RMBS	—	111	7
ABS	—	124	61
Municipals	—	—	418
	23,650	50,802	25,884
Equity securities:
Common stocks	—	—	741
Exchange-traded funds	2,560	10,732	4,602
Bond mutual funds	—	11,186	—
	2,560	21,918	5,343
Total OTTI recognized in earnings	$26,210	$72,720	$31,227

OTTI losses in 2016 were $26 million compared to $73 million in 2015, a decrease of $47 million. The decrease in 2016 compared to 2015 was mainly due to higher losses recorded on high yield corporate debt securities in 2015 as a result of the widening of credit spreads in 2015. The current year OTTI losses included impairments on non-U.S. denominated securities as a result of the decline in foreign exchange rates against the U.S. dollar, corporate debt securities that have declined significantly in value, and ETFs which are unlikely to recover in the near term.
Change in Fair Value of Investment Derivatives:
From time to time, we may economically hedge the foreign exchange exposure of non-U.S. denominated securities by entering into foreign exchange forward contracts. During 2016, our foreign exchange hedges resulted in $11 million of net gains which related primarily to securities denominated in the Japanese yen, pound sterling and Mexican peso. Each of these currencies declined against the U.S. dollar in 2016.
Given that none of our derivative instruments are designated as hedges under current accounting guidance, net unrealized gains (losses) on the hedged securities were recorded in accumulated other comprehensive income in shareholders' equity.

Total Return
Our investment strategy is to take a long-term view by actively managing our investment portfolio to maximize total return within certain guidelines and constraints. In assessing returns under this approach, we include net investment income, net realized investment gains (losses), the change in unrealized gains (losses), and interest in loss of equity method investments generated by our investment portfolio. The following table provides a breakdown of the total return on cash and investments for the periods indicated:

Year ended December 31,	2016	2015	2014

Net investment income	$353,335	$305,336	$342,766
Net realized investments gains (losses)	(60,525)	(138,491)	132,108
Change in net unrealized gains (losses) (2)	70,588	(134,746)	(163,877)
Interest in loss of equity method investments	(2,094)	—	—
Total	$361,304	$32,099	$310,997

Average cash and investments(1)	$14,491,830	$14,894,856	$15,334,932

Total return on average cash and investments, pre-tax:
Inclusive of investment related foreign exchange movements	2.5%	0.2%	2.0%
Exclusive of investment related foreign exchange movements	3.0%	0.9%	2.8%

(1)	The average cash and investments balance is calculated by taking the average of the month-end fair value balances held for the periods indicated.

(2)	Change in net unrealized gain (losses) is calculated by taking net unrealized gain (losses) at year end less net unrealized gain (losses) at the prior year end.

CASH AND INVESTMENTS

 The table below provides a breakdown of our cash and investments:

	December 31, 2016	December 31, 2015
	Fair Value	Fair Value

Fixed maturities	$11,397,114	$11,719,749
Equities	638,744	597,998
Mortgage loans	349,969	206,277
Other investments	830,219	816,756
Equity method investments	116,000	10,932
Short-term investments	127,461	34,406
Total investments	$13,459,507	$13,386,118

Cash and cash equivalents(1)	$1,241,507	$1,174,751

(1)	Includes restricted cash and cash equivalents of $202 million and $187 million for 2016 and 2015, respectively.
Overview
The fair value of total investments increased by $73 million in 2016, driven by portfolio yield and market value changes due to the tightening of credit spreads on both investment grade and high-yield corporate debt, and the strong performance of global equity markets. This was partially offset by the funding of financing and operating activities.

The following provides a further analysis on our investment portfolio.
Fixed Maturities
The following provides a breakdown of our investment in fixed maturities:

	December 31, 2016		December 31, 2015
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$1,656,069	15%	$1,651,949	14%
Non-U.S. government	565,834	5%	739,005	6%
Corporate debt	4,600,743	40%	4,362,769	37%
Agency RMBS	2,465,135	22%	2,249,236	19%
CMBS	666,237	6%	1,083,298	9%
Non-Agency RMBS	56,921	—%	101,008	1%
ABS	1,222,214	11%	1,371,270	12%
Municipals(1)	163,961	1%	161,214	2%
Total	$11,397,114	100%	$11,719,749	100%

Credit ratings:
U.S. government and agency	$1,656,069	15%	$1,651,949	14%
AAA(2)	4,165,226	36%	4,266,673	36%
AA	1,124,167	10%	1,273,941	11%
A	1,747,857	15%	2,065,192	18%
BBB	1,563,352	14%	1,442,938	12%
Below BBB(3)	1,140,443	10%	1,019,056	9%
Total	$11,397,114	100%	$11,719,749	100%

(1)	Includes bonds issued by states, municipalities, and political subdivisions.

(2)	Includes U.S. government-sponsored agency RMBS, and CMBS.

(3)	Non-investment grade and non-rated securities.
At December 31, 2016, fixed maturities had a weighted average credit rating of AA- (2015: AA-), a book yield of 2.6% (2015: 2.5%) and an average duration of 3.5 years (2015: 3.3 years). At December 31, 2016, the weighted average credit rating was AA- (2015: AA-) and duration was 3.2 years (2015: 3.0 years) when short-term investments and cash and cash equivalents were included in the calculations (i.e. total investments of $12.7 billion).
Our methodology for assigning credit ratings to our fixed maturities is in line with the methodology used for the Barclays U.S. Aggregate Bond index. This methodology uses the middle of Standard & Poor's (S&P), Moody's and Fitch ratings. When ratings from only two of these agencies are available, the lower rating is used. When only one agency rates a security, that rating is used.
To calculate the weighted average credit rating for fixed maturities, we assign points to each rating with 29 points for the highest rating (AAA) and 2 points for the lowest rating (D) and then calculate the weighted average based on the fair values of the individual securities. Securities that are not rated by S&P, Moody’s or Fitch are excluded from weighted average calculations. At December 31, 2016, the fair value of fixed maturities not rated was $42.8 million (2015: $3.6 million).

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

In light of global concerns during recent years over the creditworthiness of certain sovereign debt within the eurozone, we have actively managed our exposure to these countries. Our current non-U.S. government holdings include exposures to the Netherlands and Germany, both of which have a weighted average credit rating of AAA. At December 31, 2016, we held no sovereign debt issued by the peripheral European countries of Greece, Ireland, Italy, Portugal and Spain.
The following table provides a breakdown of the fair value of our eurozone exposure within our fixed maturity portfolio:

	Non-U.S. Government	Corporate	Non-Agency RMBS	ABS	Total	% of Total

At December 31, 2016
Eurozone countries:
Netherlands	$18,003	$106,437	$—	$—	$124,440	40%
France	—	44,259	—	—	44,259	14%
Germany	2,573	41,676	—	—	44,249	14%
Luxembourg	—	32,210	—	—	32,210	11%
Ireland	—	23,848	—	4,224	28,072	9%
Spain	—	10,629	—	—	10,629	4%
Belgium	—	10,015	—	—	10,015	3%
Supranationals(1)	7,316	—	—	—	7,316	2%
Italy	—	5,501	—	—	5,501	2%
Austria	—	1,769	—	—	1,769	1%
Total eurozone	$27,892	$276,344	$—	$4,224	$308,460	100%

At December 31, 2015
Eurozone countries:
Netherlands	$4,711	$55,741	$545	$—	$60,997	24%
Germany	—	44,389	8,888	—	53,277	21%
France	—	42,103	—	—	42,103	16%
Luxembourg	—	28,730	—	—	28,730	11%
Ireland	—	20,972	—	4,181	25,153	10%
Supranationals(1)	16,085	—	—	—	16,085	6%
Italy	—	14,446	—	—	14,446	6%
Belgium	—	11,543	—	—	11,543	4%
Spain	—	3,072	—	—	3,072	1%
Austria	—	1,663	—	—	1,663	1%
Total eurozone	$20,796	$222,659	$9,433	$4,181	$257,069	100%

(1)	Includes supranationals only within the eurozone.
We also have an indirect eurozone exposure through our investment in exchange traded funds, which are classified as equities. At December 31, 2016 our exposure was $59 million (2015: $21 million).

The following is an analysis of our fixed maturity portfolio by major asset classes.
Non-U.S. Government:
Non-U.S. government securities include bonds issued by non-U.S. governments and their agencies along with supranational organizations (collectively also known as sovereign debt securities). The table below summarizes our aggregate fixed maturity exposures to governments in the eurozone and other non-U.S. government concentrations by fair value at December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
Country	Fair Value	% of Total	Weighted Average Credit Rating	Fair Value	% of Total	Weighted Average Credit Rating

Eurozone countries:
Netherlands	$18,003	3%	AAA	$4,711	1%	AAA
Supranationals(1)	7,316	1%	AAA	16,085	2%	AAA
Germany	2,573	—%	AAA	—	—%	—
Total eurozone	$27,892	4%	AAA	$20,796	3%	AAA

Other concentrations:
U.K.	$217,517	38%	AA	$211,020	29%	AA+
Canada	101,549	18%	AAA	93,501	13%	AAA
Australia	66,777	12%	AAA	186,293	25%	AAA
Mexico	37,489	7%	BBB+	52,125	7%	A-
Other	114,610	21%	A-	175,270	23%	A-
Total other concentrations	$537,942	96%	AA	$718,209	97%	AA
Total non-U.S. government	$565,834	100%	AA	$739,005	100%	AA

(1)	Includes supranationals only within the eurozone.
"Other" is mainly local currency emerging market sovereign debt and were reduced during the year. At December 31, 2016, this portfolio had a weighted average credit rating of BBB+ (2015: BBB+), a duration of 5.3 years (2015: 4.8 years) and a yield-to-worst of 7.6% (2015: 8.6%).
At December 31, 2016, our non-U.S. government debt had net unrealized losses of $47 million (2015: $70 million) which included gross unrealized foreign exchange losses of $51 million (2015: $65 million), mainly on U.K. government bonds.

Corporate Debt:
Corporate debt securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. The composition of our corporate debt securities by sector was as follows:

	December 31, 2016			December 31, 2015
	Fair Value	% of Total	Weighted Average Credit Rating	Fair Value	% of Total	Weighted Average Credit Rating

Financial institutions:
U.S. banking	$979,377	21%	A-	$1,097,410	25%	A-
Corporate/commercial finance	341,121	7%	BB+	302,376	7%	BBB-
Foreign banking	271,951	6%	A	233,928	5%	AA-
Insurance	131,375	3%	A+	129,660	3%	A+
Investment brokerage	24,858	1%	BBB+	31,814	1%	BBB
Total financial institutions	1,748,682	38%	BBB+	1,795,188	41%	A-

Consumer non-cyclicals	644,296	14%	BBB	534,273	12%	BBB-
Consumer cyclical	517,103	11%	BBB-	511,643	12%	BB+
Communications	401,656	9%	BBB-	380,832	9%	BBB-
Industrials	358,371	8%	BB	399,835	9%	BB+
Technology	296,078	6%	BBB	233,670	5%	BBB
Energy	269,875	6%	BBB	191,481	4%	BBB+
Utilities	141,526	3%	BBB+	125,231	3%	BBB+
Other	223,156	5%	A	190,616	5%	A
Total	$4,600,743	100%	BBB	$4,362,769	100%	BBB

Credit quality summary:
Investment grade	$3,499,457	76%	A-	$3,376,886	77%	A-
Non-investment grade	1,101,286	24%	B	985,883	23%	B+
Total	$4,600,743	100%	BBB	$4,362,769	100%	BBB

At December 31, 2016, our non-investment grade portfolio had a fair value of $1,101 million (2015: $986 million), a weighted average credit rating of B (2015: B+) and duration of 2.2 years (2015: 3.2 years). At December 31, 2016, our total corporate debt portfolio, including non-investment grade securities, had a duration of 3.4 years (2015: 3.3 years).

Mortgage-Backed Securities:
The following table provides a breakdown of the fair value of our RMBS and CMBS portfolios by credit rating:

	December 31, 2016		December 31, 2015
	RMBS	CMBS	RMBS	CMBS

Government agency	$2,465,135	$—	$2,249,236	$—
AAA	20,902	475,504	17,925	682,456
AA	1,882	118,653	4,596	203,790
A	4,233	61,036	34,218	161,536
BBB	9,755	10,791	19,099	35,242
Below BBB(1)	20,149	253	25,170	274
Total	$2,522,056	$666,237	$2,350,244	$1,083,298

(1)	Non-investment grade securities

Residential MBS:
Agency RMBS consist of bonds issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association which are primarily AAA rated and are supported by loans which are diversified across geographical areas. The duration of our agency RMBS holdings increased to 5.0 years at December 31, 2016 from 4.2 years at December 31, 2015 due to a change in prepayment speed assumptions caused by rising interest rates.
Non-Agency RMBS include mostly investment-grade bonds originated by non-agencies. At December 31, 2016, our non-agency RMBS had an average duration and weighted average life of 0.5 years (2015: 0.3 years) and 3.8 years (2015: 4.0 years), respectively.
Commercial MBS:
CMBS include mostly investment-grade bonds originated by non-agencies with approximately 89% rated AA or better at December 31, 2016 (2015: 82%). Additionally, the weighted average estimated subordination percentage for the portfolio was 36% at December 31, 2016 (2015: 32%), which represents the current weighted average estimated percentage of the capital structure subordinated to the investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. At December 31, 2016, the average duration and weighted average life was 2.8 years (2015: 2.8 years) and 3.5 years (2015: 3.5 years), respectively.

Asset-Backed Securities:

ABS include mostly investment-grade bonds backed by pools of loans with a variety of underlying collateral, including automobile loan receivables, student loans, credit card receivables, and CLO Debt originated by a variety of financial institutions.The following table provides a breakdown of the fair value of our ABS by underlying collateral and credit rating:

	Asset-backed securities
	AAA	AA	A	BBB	Below BBB	Total

At December 31, 2016
CLO - debt tranches	$537,703	$260,960	$—	$3,510	$5,978	$808,151
Auto	156,981	11,084	12,926	17,495	—	198,486
Student loan	49,974	13,006	—	—	—	62,980
Credit card	25,379	—	—	—	—	25,379
Other	73,398	9,748	39,668	1,811	2,593	127,218
Total	$843,435	$294,798	$52,594	$22,816	$8,571	$1,222,214
% of total	69%	24%	4%	2%	1%	100%

At December 31, 2015
CLO - debt tranches	$723,759	$273,613	$—	$—	$—	$997,372
Auto	122,125	43,992	26,126	17,848	—	210,091
Student loan	51,285	15,603	—	—	—	66,888
Credit card	11,846	—	—	—	—	11,846
Other	33,090	5,346	43,717	295	2,625	85,073
Total	$942,105	$338,554	$69,843	$18,143	$2,625	$1,371,270
% of total	69%	25%	5%	1%	—%	100%

The average duration and weighted average life of our ABS portfolio at December 31, 2016 was 0.6 years (2015: 0.5 years) and 2.8 years (2015: 3.2 years), respectively.

Municipals:
Municipals comprise revenue and general obligation bonds issued by U.S. domiciled state and municipal entities and are primarily held within the taxable portfolios of our U.S. subsidiaries. The following table provides a breakdown of the fair value of our municipal debt portfolio by state and between Revenue and General Obligation (“G.O.”) bonds:

	G.O.	Revenue	Total	% of Total Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Average Credit Rating

At December 31, 2016
New York	$16,181	$19,676	$35,857	22%	$199	$(447)	AA
California	15,032	8,046	23,078	14%	644	(73)	AA-
Utah	—	14,491	14,491	9%	18	—	AA+
Michigan	—	9,081	9,081	6%	—	(256)	A+
Florida	—	7,921	7,921	5%	107	(39)	AA
Other	15,150	58,383	73,533	44%	542	(175)	AA-
	$46,363	$117,598	$163,961	100%	$1,510	$(990)	AA-

At December 31, 2015
New York	$14,214	$25,480	$39,694	25%	$184	$(381)	AA
California	23,396	8,123	31,519	20%	765	(17)	AA-
Michigan	—	13,796	13,796	9%	—	(434)	A
Ohio	2,193	11,066	13,259	8%	316	(1)	A
Maryland	—	10,181	10,181	6%	201	(47)	AA-
Other	6,760	46,005	52,765	32%	853	(266)	A+
	$46,563	$114,651	$161,214	100%	$2,319	$(1,146)	AA-

G.O. bonds are backed by the full faith and credit of the authority that issued the debt and are secured by the taxing powers of those authorities. Revenue bonds are backed by the revenue stream generated by the services provided by the issuer (e.g. sewer, water or utility projects). As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than G.O. bonds. At December 31, 2016, 71% of our municipals are taxable with the remainder tax exempt.

Gross Unrealized Losses:
At December 31, 2016, the gross unrealized losses on our fixed maturities portfolio were $197 million (2015: $230 million).
The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all investment grade fixed maturities in an unrealized loss position and includes any impact of foreign exchange:

	December 31, 2016			December 31, 2015
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses

0-10%	$6,162,925	$(109,381)	60%	$7,383,036	$(105,399)	56%
10-20%	208,223	(37,642)	21%	146,632	(25,426)	13%
20-30%	110,579	(30,692)	17%	70,293	(21,232)	11%
30-40%	4,706	(2,368)	1%	45,462	(23,574)	12%
40-50%	2,738	(1,923)	1%	14,833	(11,972)	6%
> 50%	—	—	—%	3,080	(3,329)	2%
Total	$6,489,171	$(182,006)	100%	$7,663,336	$(190,932)	100%

The decrease in gross unrealized losses on investment-grade fixed maturities reflected the tightening of credit spreads on investment grade corporate debt holdings.
The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all non-investment grade fixed maturities in an unrealized loss position at December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses

0-10%	$281,498	$(6,575)	44%	$707,030	$(18,033)	47%
10-20%	28,115	(4,572)	30%	68,079	(10,039)	25%
20-30%	2,656	(778)	5%	13,443	(4,103)	10%
30-40%	283	(151)	1%	6,057	(3,123)	8%
40-50%	2,833	(2,280)	15%	4,280	(3,287)	8%
> 50%	648	(833)	5%	636	(891)	2%
Total	$316,033	$(15,189)	100%	$799,525	$(39,476)	100%

The decrease in gross unrealized losses on non-investment grade fixed maturities is primarily due to the tightening of credit spreads on non-investment grade high yield corporate debt holdings.
Equities
At December 31, 2016, net unrealized gains on our equities portfolio were $41 million (2015: $22 million). The increase was due to improved valuations reflective of the performance of the global equity markets.
Mortgage Loans

During 2016, we increased our investment in commercial mortgage loans to $350 million from $206 million, an increase of $144 million. Our commercial mortgage loans are high quality and collateralized by a variety of commercial properties and are diversified both geographically throughout the U.S., and by property type, to reduce the risk of concentration. At December 31, 2016, there were no credit losses associated with our commercial mortgage loans portfolio.

Other Investments
The composition of our other investment portfolio is summarized as follows:

	December 31, 2016		December 31, 2015

Hedge funds
Multi-strategy funds	$285,992	34%	$355,073	43%
Long/short equity funds	118,619	14%	154,348	19%
Event-driven funds	93,539	11%	147,287	18%
Leveraged bank loan funds	—	—%	65	—%
Total hedge funds	498,150	59%	656,773	80%

Direct lending funds	134,650	16%	90,120	11%
Private equity funds	81,223	10%	—	—%
Real estate funds	13,354	2%	4,929	1%
Total hedge, direct lending, private equity and real estate funds	727,377	87%	751,822	92%

Other privately held investments	42,142	5%	—	—%
CLO-Equities	60,700	8%	64,934	8%
Total other investments	$830,219	100%	$816,756	100%

The fair value of our total hedge funds decreased by $159 million in 2016 driven by $165 million of net redemptions offset by $6 million of price appreciation. Certain of these funds may be subject to restrictions on redemptions which may limit our ability to liquidate these investments in the short term. See Item 8, Note 5(c) to the Consolidated Financial Statements 'Investments' for further details on these restrictions and details on unfunded commitments relating to our other investment portfolio.

Equity Method Investments

During 2016, we paid $108 million including direct transactions costs to acquire 19% of the common equity of Harrington, the parent company of Harrington Re, an independent reinsurance company jointly sponsored by AXIS Capital and Blackstone. Harrington is not a variable interest entity. Given that we exercise significant influence over this investee we account for our ownership in Harrington under the equity method of accounting.

The Company also has investments in other equity method investments with a carrying value of $8 million.

Restricted Investments
Refer to Item 8, Note 5 (g) to the Consolidated Financial Statements 'Investments'.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY
Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet the short-term and long-term cash requirements of its business operations. We manage our liquidity at both the holding company and operating subsidiary level.
Holding Company
As a holding company, AXIS Capital has no operations of its own and its assets consist primarily of investments in its subsidiaries. Accordingly, AXIS Capital’s future cash flows depend on the availability of dividends or other statutorily permissible distributions, such as returns of capital, from its subsidiaries. The ability to pay such dividends and/or distributions is limited by the applicable laws and regulations of the various countries and states in which AXIS Capital’s subsidiaries operate (refer to Item 8, Note 21 to the Consolidated Financial Statements 'Statutory Financial Information' for further information), as well as the need to maintain capital levels to adequately support (re)insurance operations and to preserve financial strength ratings issued by independent rating agencies. During 2016, AXIS Capital received $550 million (2015: $420 million; 2014: $1,221 million) of distributions from its subsidiaries. AXIS Capital’s primary uses of funds are dividend payments to both common and preferred shareholders, share repurchases, interest and principal payments on debt, capital investments in subsidiaries and payment of corporate operating expenses. We believe the dividend/distribution capacity of AXIS Capital’s subsidiaries, which was $1.6 billion at December 31, 2016, will provide AXIS Capital with sufficient liquidity for the foreseeable future.
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

The following table summarizes our consolidated cash flows from operating, investing and financing activities in the last three years:

Total cash provided by (used in)(1)	2016	2015	2014

Operating activities	$406,724	$791,200	$862,182
Investing activities	(144,431)	(225,697)	(154,076)
Financing activities	(201,587)	(487,006)	(686,015)
Effect of exchange rate changes on cash	(9,345)	(12,194)	(23,587)
Increase (decrease) in cash and cash equivalents	$51,361	$66,303	$(1,496)

(1)	See Consolidated Statements of Cash Flows included in Item 8, ‘Financial Statements and Supplementary Data’, of this report for additional information.

•
Net cash provided by operating activities was $407 million in 2016, compared to $791 million in 2015 and $862 million in 2014. The Company's insurance and reinsurance operations typically receive principal cash inflows from premiums, net of policy acquisition costs, and reinsurance recoverables. Our principal cash outflows are for the payment of claims and loss adjustment expenses, premium payments to reinsurers and operating expenses. Cash provided by operating activities can fluctuate due to timing differences in the collection of premium receivable and reinsurance recoverables and the payment of losses and ceded premiums payable. The reductions in operating cash flows in 2016 were primarily attributable to the the termination fee received from PartnerRe in 2015, increased purchases of reinsurance and retrocession covers and an increase in losses paid, primarily in our liability and accident and health lines, partially offset by an increase in premium collection which was driven by higher gross premiums written in 2016. The reductions in operating cash flows in 2015 compared to 2014 were primarily driven by an increase in net paid losses as we settled losses incurred in prior years. In 2015 operating cash flows were also reduced by increased purchases of reinsurance protection and retrocessional coverage, the settlement of reorganization expenses as well as an increase in general and administrative expenses paid, partially offset by the termination fee received by PartnerRe and increased reinsurance recoveries related to the increase in claims paid.

•
The cash outflows from investing activities in 2016 related principally to the net purchase of mortgage loans of $143 million (2015: $206 million, 2014: $nil), the purchase of equity method investments of $108 million, and the net purchase of short term investments $100 million (2015: $69 million net inflow, 2014: $63 million net outflow) partially offset by the net proceeds from the sale and redemption of fixed maturities. The net purchases in all years were primarily a result of reinvesting of our net investment income.

•
Dividends paid to common and preferred shareholders are the primary source of recurring cash flows used in financing activities and totaled $172 million in 2016 (2015: $159 million, 2014: $158 million). Financing cash outflows also included common share repurchases totaling $510 million, $332 million and $543 million in 2016, 2015 and 2014, respectively. We note that market share repurchases are discretionary; the timing and amount of the additional repurchase transactions will depend on a variety of factors including, but not limited to, global (re)insurance and financial market conditions and opportunities, capital management and regulatory considerations (see ‘Capital Resources – Share Repurchases’ below). Cash outflows in 2016 were partially offset by net cash inflows of $480 million related to the preferred share transactions discussed under 'Capital Resources - Preferred Shares' below.

Our diversified underwriting portfolio has demonstrated an ability to withstand catastrophic losses. Since 2003, we have generated positive cash flows, notwithstanding the impacts of the global financial crisis and the recognition of significant natural catastrophe-related losses during the period: our net losses and loss expenses, gross of reinstatement premiums, included $266 million for Hurricanes Charley, Frances, Ivan and Jeanne in 2004; $1,019 million for Hurricanes Katrina, Rita and Wilma in 2005; $408 million for Hurricanes Gustav and Ike in 2008; $256 million for the Chilean and New Zealand earthquakes in 2010; $944 million for numerous natural catastrophe and weather events in 2011; and $331 million for Storm Sandy in 2012. There remains significant uncertainty associated with our estimates of net losses for certain of these events (see ‘Underwriting Results – Group – Underwriting Expenses’ for further details), as well as the timing of the associated cash outflows.
Should claim payment obligations accelerate beyond our ability to fund payments from operating cash flows, we would utilize our cash and cash equivalent balances and/or liquidate a portion of our investment portfolio. Our investment portfolio is heavily weighted towards conservative, high quality and highly liquid securities. We expect that, if necessary, approximately $12.5 billion of cash and invested assets at December 31, 2016 could be available in one to three business days under normal market conditions; of this amount, $4.1 billion relates to restricted assets, which primarily support our obligations in regulatory jurisdictions where we operate as a non-admitted carrier (see Item 8, Note 5(g) to the Consolidated Financial Statements 'Investments' for further details). For context, our largest 1-in-250 year return period, single occurrence, single-zone modeled probable maximum loss (Southeast U.S. Hurricane) is approximately $0.8 billion, net of reinsurance; our claim payments pertaining to such an event would be paid out over a period spanning many months. Our internal risk tolerance framework aims to limit both the loss of capital due to a single event, and the loss of capital that would occur from multiple but perhaps smaller events, in any year. Refer to the ‘Risk and Capital Management’ section of Item 1 for further information.
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

The following table summarizes our consolidated capital position:

At December 31,	2016	2015

Long-term debt	$992,950	$991,825

Preferred shares	1,126,074	627,843
Common equity	5,146,296	5,239,039
Shareholders’ equity attributable to AXIS Capital	6,272,370	5,866,882
Total capital	$7,265,320	$6,858,707

Ratio of debt to total capital	13.7%	14.5%

Ratio of debt and preferred equity to total capital	29.2%	23.6%

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

Our consolidated balance sheet for December 31, 2016 reflects the redemption of $3 million of Series B preferred shares, the issuance of $550 million in Series E preferred shares and the repurchase of $49 million of Series C preferred shares. The increase of $498 million in preferred equity reflected in the table above was attributable to the recognition of these transactions. The Company intends to use a portion of the remaining net proceeds from the Series E preferred share offering to redeem or repurchase the remaining $351 million of our Series C preferred shares outstanding. As a result, $351 million of the $498 million increase in preferred equity is expected to be temporary. We believe that our financial flexibility remains strong.
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
During March 2012, we issued 16 million of 6.875% Series C preferred shares with a liquidation preference of $25.00 per share for gross proceeds of $400 million. Dividends on the Series C preferred shares are non-cumulative.To the extent declared, dividends will accumulate, with respect to each dividend period, in an amount per share equal to 6.875% of the liquidation preference per annum. We may redeem the shares on or after April 15, 2017 at a redemption price of $25.00 per share.

During October and November 2016, we repurchased 1,957,045 Series C preferred shares at an average purchase price of $25.67 per share for $50 million. At December 31, 2016, 14,042,955 Series C preferred shares, representing $351 million in aggregate liquidation preference, remain outstanding.
During May 2013, we issued 9 million of 5.50% Series D preferred shares with a liquidation preference of $25.00 per share for gross proceeds of $225 million. Dividends on the Series D preferred shares are non-cumulative.To the extent declared, dividends will accumulate, with respect to each dividend period, in an amount per share equal to 5.50% of the liquidation preference per annum. We may redeem these shares on or after June 1, 2018 at a redemption price of $25.00 per share.

During November 2016, we issued 220 thousand shares of the Company's 5.50% Series E preferred shares, with a liquidation preference of $2,500 per Series E preferred share, which series E preferred shares were deposited against delivery of depositary receipts evidencing 22 million depositary shares, each representing 1/100th of a Series E preferred share for gross proceeds of $550 million. Dividends on the Series E preferred shares are non-cumulative. To the extent declared, dividends will accumulate, with respect to each dividend period, in an amount per Series E preferred share equal to 5.50% of the liquidation preference per annum. We may redeem these shares on or after November 7, 2021 at a redemption price of $2,500 per Series E preferred share plus declared and unpaid dividends, if any, to, but excluding, the date of redemption.

Common Equity: Underlying movements in the value of our common equity over the past two years are outlined in the following table:

Year ended December 31,	2016	2015

Common equity - opening	$5,239,039	$5,193,278
Net income attributable to AXIS Capital	513,368	641,631
Change in unrealized losses on available for sale investments, net of tax	67,262	(121,393)
Share repurchases	(571,805)	(264,538)
Settlement of accelerated share repurchase	60,000	(60,000)
Common share dividends	(132,188)	(122,713)
Preferred share dividends	(46,597)	(40,069)
Share-based compensation expense recognized in equity	35,607	30,355
Loss on repurchase of preferred shares	(1,309)	—
Issue costs of newly issued preferred shares (included in additional paid-in capital)	(18,055)	—
Other	974	(17,512)
Common equity - closing	$5,146,296	$5,239,039

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

Credit Facility

We are party to a $250 million credit facility (the “Credit Facility”), which provides us with combined borrowing and letter of credit issuance capacity up to the aggregate amount of the facility. The Credit Facility expires in March 2017. We are currently evaluating alternatives in advance of the scheduled expiration of the Credit Facility and believe that we will be able to continue to meet the collateral requirements of our clients and adequately preserve our liquidity. At our request, and subject to certain conditions, the aggregate commitment of this facility may be increased by up to $150 million. Interest on loans issued under this facility is payable based on underlying market rates at the time of loan issuance. While any loans are unsecured, we have the option to issue letters of credit on a secured basis in order to reduce associated fees. This facility is subject to certain non-financial covenants that we believe are customary for facilities of this type, including limitations on fundamental changes, the incurrence of additional indebtedness and liens and certain transactions with affiliates and investments, as defined in the facility documents.
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

(iii)	Maintenance of an A.M. Best financial strength rating of at least B++ for each of AXIS Capital’s material insurance/reinsurance subsidiaries that are party to the Credit Facility.
At December 31, 2016, this facility required a minimum consolidated net worth of $4.632 billion and our actual consolidated net worth, as calculated under the provisions of the Credit Facility, was $6.331 billion. We had a consolidated debt to total capital ratio, calculated in accordance with the Credit Facility provisions, of 0.14 to 1 and each of our material insurance/reinsurance subsidiaries party to the agreement had an A.M. Best financial strength rating of A+.
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
Available Capacity
At December 31, 2016, we had $340 million and $nil letters of credit outstanding under the LOC Facility and the Credit Facility, respectively. The remaining available capacity under these facilities was $410 million, before taking into consideration the $150 million potential increase in the amount available under the Credit Facility. There was no debt outstanding under the Credit Facility. We were in compliance with all covenants of the facilities at December 31, 2016.

Share Repurchases
As part of our capital management strategy, our Board of Directors authorizes common share repurchase programs. On December 9, 2016, our Board of Directors authorized a new share repurchase plan for up to $1 billion of our common shares through December 31, 2017. The new share repurchase authorization, effective January 1, 2017, replaced the previous plan which had $252 million available until December 31, 2016 (refer to Item 5 ‘Market for Registrant’s Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities’ ). At February 24, 2017, we had $963 million of remaining authorization under this common share repurchase program. As noted above, repurchases under this program are entirely discretionary; the timing and amount of the additional repurchase transactions will depend on a variety of factors including, but not limited to, global (re)insurance and financial market conditions and opportunities, capital management and regulatory considerations.
Shelf Registrations
On November 22, 2016, we filed an unallocated universal shelf registration statement with the SEC, which became effective upon filing. Pursuant to the shelf registration, we may issue an unlimited amount of equity, debt, warrants, purchase contracts or a combination of those securities. Our intent and ability to issue securities pursuant to this registration statement will depend on market conditions at the time of any proposed offering.
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

The following are the most recent financial strength ratings from internationally recognized agencies in relation to our principal (re)insurance operating subsidiaries:

Rating agency	Agency’s description of rating	Rating	Agency’s rating definition	Ranking of rating

Standard & Poor’s	An “opinion about the financial security characteristics of an insurance organization, with respect to its ability to pay under its insurance policies and contracts, in accordance with their terms”.	A+ (Stable)	“Strong capacity to meet its financial commitments"
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
The ‘A+’ grouping is the second highest rating out of fourteen. Ratings outlooks (‘Positive’, ‘Negative’ and ‘Stable’) are assigned to indicate a rating’s potential direction over an intermediate term, generally defined as 36 months.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table provides a breakdown of our contractual obligations and commitments at December 31, 2016 by period due:

	Payment Due By Period
Contractual Obligations and Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating activities
Estimated gross loss and loss expense payments(1)	$9,697,827	$2,657,834	$2,869,105	$1,563,526	$2,607,362
Operating lease obligations(2)	187,610	26,517	49,057	39,182	72,854
Reinsurance purchase commitments(3)	33,592	33,592	—	—	—
Investing activities
Unfunded investment commitments(4)	$403,357	$24,247	255,237	123,873	—
Financing activities
Senior notes (including interest payments)(5)	1,486,314	48,875	344,438	540,438	552,563
Total	$11,808,700	$2,791,065	$3,517,837	$2,267,019	$3,232,779

(1)
We are obligated to pay claims for specified loss events covered by the (re)insurance contracts we write. Such loss payments represent our most significant future payment obligation. In contrast to our other contractual obligations, our cash payments are not determinable from the terms specified within the underlying contracts. The total amount in the table above reflects our best estimate of our reserve for losses and loss expenses. However, the actual amounts and timing may differ materially. For further details, refer to ‘Critical Accounting Estimates – Reserve for Losses and Loss Expenses’ for further information. We have not taken into account corresponding reinsurance recoverable amounts that would be due to us.

(2)	We lease office space under operating leases which expire at various dates. We renew and enter into new leases in the ordinary course of business, as required.

(3)	We purchase reinsurance and retrocessional protection for our insurance and reinsurance lines of business. The minimum premiums are contractually due in advance on a quarterly basis.

(4)
We have $401 million of unfunded investment commitments related to our investments in hedge, direct-lending, real estate, private equity and bank revolver opportunity funds, which are callable by our investment managers. For further details, refer to Item 8, Note 5(c) to the Consolidated Financial Statements 'Investments'. In addition, we have a $2 million commitment to purchase commercial mortgage loans.

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
An important and distinguishing feature of many of these contracts, though, is our contractual right, subsequent to payment of a claim to our insured, to be subrogated to, or otherwise have an interest in, the insured’s rights of recovery under an insured loan or facility agreement. These estimated recoveries are recorded as an offset to our credit and political risk loss reserves. The lag between the date of a claim payment and our ultimate recovery from the corresponding security can result in negative case reserves at a point in time (as was the case at December 31, 2016 and 2015). The nature of the underlying collateral is specific to each transaction and we also estimate the value of this collateral on a contract-by-contract basis. This valuation process is inherently subjective and involves the application of management’s judgment because active markets for the collateral often do not exist. Our estimates of value are based on numerous inputs, including information provided by our insureds, as well as third party sources including rating agencies, asset valuation specialists and other publicly available information. We also assess any post-event circumstances, including restructurings, liquidations and possession of asset proposals/agreements.
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
Our results of operations for each of 2016, 2015 and 2014 were impacted by natural catastrophe activity. See Item 7 ‘Underwriting Results – Group, Underwriting Expenses’ for a discussion of these events and the remaining associated uncertainties.
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

	2016			2015
At December 31,	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total

Insurance segment:
Property and other	$436,737	$312,481	$749,218	$361,971	$306,323	$668,294
Marine	287,383	152,230	439,613	293,592	129,575	423,167
Aviation	36,701	24,917	61,618	34,856	25,874	60,730
Credit and political risk	(21,853)	74,665	52,812	(29,756)	84,326	54,570
Professional lines	668,587	1,963,307	2,631,894	690,780	2,016,575	2,707,355
Liability	323,930	1,086,570	1,410,500	290,043	1,087,059	1,377,102
Total Insurance	1,731,485	3,614,170	5,345,655	1,641,486	3,649,732	5,291,218

Reinsurance segment:
Property and other	461,071	379,403	840,474	531,771	376,825	908,596
Credit and surety	128,840	223,109	351,949	121,507	235,687	357,194
Professional lines	302,927	879,477	1,182,404	299,490	891,428	1,190,918
Motor	462,843	413,101	875,945	413,616	456,345	869,961
Liability	271,348	830,053	1,101,400	245,210	783,188	1,028,398
Total Reinsurance	1,627,029	2,725,143	4,352,172	1,611,594	2,743,473	4,355,067

Total	$3,358,514	$6,339,313	$9,697,827	$3,253,080	$6,393,205	$9,646,285

The overall increase in our gross loss reserves during 2016 was driven by incurred loss activity in the property and other, liability, motor, professional and marine reserve classes, partially offset by favorable prior year development across the reinsurance segment's reserve classes and the insurance property and other, professional lines and marine reserve classes as well as the impact of foreign exchange.
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
Our transition from the ELR method to experience-based methods began during 2008, when we commenced gradual transition for the 2004 and prior accident years. As our loss history continued to develop, the transition was expanded to include additional accident years. With the exception of the experience in the insurance professional lines during 2014 and 2015, our actual loss experience has generally been more favorable than initial expectations and the transition led to the recognition of net favorable prior year reserve development in recent years. During 2014, Management continued to rely upon experience-based methods, an evaluation of the open claims inventory and other qualitative factors in establishing the ultimate loss estimates for the insurance professional lines portfolio. During 2015, updated actuarial assumptions in our Australian book of business impacting accident years 2010 to 2014, resulted in strengthening of the insurance professional lines portfolio, partially offset by favorable development in certain U.S. professional lines classes.
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
As previously described, the estimation of the value of our recoveries on credit and political risk business requires significant management judgment. At December 31, 2016, our total estimated recoveries on credit insurance business were $73 million, while comparatively, at December 31, 2015, our estimated recoveries were $71 million.

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
Commencing with our fourth quarter 2012 reserving process, we began to give weight to actuarial methods that reflect our actual experience for liability business as we believed that our oldest accident years were at a stage of expected development where such methods would produce meaningful actuarial indications. In 2016, we continued to give weight to experience-based methods on the earlier years for the liability line of business leading to the recognition of some favorable experience on the reinsurance classes.
Sensitivity Analysis
While we believe that our loss reserves at December 31, 2016 are adequate, new information, events or circumstances may result in ultimate losses that are materially greater or less than provided for in our loss reserves. As previously noted, there are many factors that may cause our reserves to increase or decrease, particularly those related to catastrophe losses and long-tail lines of business.

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
The following tables show the effect on our estimate of gross loss reserves of reasonably likely changes in the two key assumptions used to estimate our gross loss reserves at December 31, 2016.
The results show the cumulative increase (decrease) in our loss reserves across all accident years. For example, if our assumed loss development pattern for our property and other insurance business was three months shorter with no accompanying change in our ELR assumption, our loss reserves may decrease by approximately $48 million. Each of the impacts set forth in the tables is estimated individually, without consideration for any correlation among key assumptions or among reserving classes. Therefore, it would be inappropriate to take each of the amounts and add them together in an attempt to estimate total volatility. While we believe the variations in the expected loss ratios and loss development patterns presented could be reasonably expected, our own historical data regarding variability is generally limited and actual variations may be greater or less than these amounts. It is also important to note that the variations are not meant to be a “best-case” or “worst-case” series of scenarios and, therefore, it is possible that future variations in our loss reserves may be more or less than the amounts presented. While we believe that these are reasonably likely scenarios, we do not believe this sensitivity analysis should be considered an actual reserve range.

INSURANCE
Development Pattern	Expected Loss Ratio
Property and Other	5% lower	Unchanged	5% higher

3 months shorter	$(52,160)	$(48,300)	$(44,440)
Unchanged	(6,275)	—	6,275
3 months longer	41,157	49,928	58,699

Marine	5% lower	Unchanged	5% higher

3 months shorter	$(29,477)	$(23,792)	$(18,108)
Unchanged	(6,874)	—	6,874
3 months longer	14,471	22,468	30,465

Aviation	5% lower	Unchanged	5% higher

3 months shorter	$(6,431)	$(5,511)	$(4,590)
Unchanged	(1,196)	—	1,196
3 months longer	6,688	8,299	9,909

Credit and Political Risk	10% lower	Unchanged	10% higher

3 months shorter	$(14,000)	$—	$22,000
Unchanged	(14,000)	—	22,000
3 months longer	(14,000)	—	22,000

Professional Lines	10% lower	Unchanged	10% higher

6 months shorter	$(371,446)	$(104,670)	$162,106
Unchanged	(277,243)	—	277,243
6 months longer	(149,013)	142,478	433,968

Liability	10% lower	Unchanged	10% higher

6 months shorter	$(182,794)	$(34,502)	$113,789
Unchanged	(151,742)	—	151,742
6 months longer	(112,407)	43,705	199,817

REINSURANCE
Development Pattern	Expected Loss Ratio
Property and Other	5% lower	Unchanged	5% higher

3 months shorter	$(61,536)	$(52,104)	$(42,521)
Unchanged	(15,490)	—	4,767
3 months longer	43,418	53,998	64,814

Credit and Surety	10% lower	Unchanged	10% higher

6 months shorter	$(38,357)	$(19,875)	$(870)
Unchanged	(18,165)	—	19,889
6 months longer	33,476	52,325	73,597

Professional Lines	10% lower	Unchanged	10% higher

6 months shorter	$(126,223)	$(30,073)	$72,091
Unchanged	(93,456)	—	96,193
6 months longer	(44,284)	46,826	137,020

Motor	10% lower	Unchanged	10% higher

6 months shorter	$(61,111)	$(19,618)	$23,416
Unchanged	(41,504)	—	42,456
6 months longer	27,590	65,264	110,956

Liability	10% lower	Unchanged	10% higher

6 months shorter	$(116,050)	$(28,414)	$67,259
Unchanged	(84,182)	—	90,911
6 months longer	(40,571)	43,092	126,346

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
The following table shows the composition of our reinsurance recoverable on unpaid losses for each of our reportable segments, segregated between those related to case reserves and those related to IBNR and by significant line of business:

	2016			2015
At December 31,	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total

Insurance segment:
Property and other	$139,650	$30,058	$169,707	$112,905	$46,384	$159,289
Marine	130,680	50,316	180,996	126,947	42,003	168,950
Aviation	2,443	3,941	6,384	2,397	3,150	5,547
Credit and political risk	—	154	154	—	277	277
Professional lines	263,135	735,738	998,873	249,395	617,356	866,751
Liability	187,357	649,858	837,215	172,948	621,830	794,778
Total Insurance	723,265	1,470,065	2,193,329	664,592	1,331,000	1,995,592

Reinsurance segment:
Property and other	33,768	21,869	55,637	11,654	23,438	35,092
Credit and surety	494	1,422	1,916	—	—	—
Professional lines	243	8,110	8,353	—	—	—
Motor	—	—	—	—	—	—
Liability	1,821	15,053	16,874	—	625	625
Total Reinsurance	36,326	46,454	82,780	11,654	24,063	35,717

Total	$759,591	$1,516,519	$2,276,109	$676,246	$1,355,063	$2,031,309

Reinsurance recoverable on unpaid losses as a percentage of gross loss reserves was 23% at December 31, 2016 (2015: 21%). At December 31, 2016 and 2015, respectively, 96.7% and 96.2% of our gross reinsurance recoverable (i.e. excluding the provision for uncollectible amounts) were collectible from reinsurers rated A- or better by A.M. Best. For an analysis of the credit risk associated with our reinsurance recoverable balances at December 31, 2016, refer to Item 8, Note 11 to the Consolidated Financial Statements 'Commitments and Contingencies'.
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
We apply case-specific provisions against certain recoveries that we deem unlikely to be collected in full. In addition, we use a default analysis to estimate our provision for uncollectible amounts on the remainder of the balance. The principal components of the default analysis are reinsurance recoverable by reinsurer and default factors applied to estimate uncollectible amounts based on our reinsurers’ credit ratings. The default factors are based on a model developed by a major rating agency. The provision recorded against reinsurance recoverable was $20 million and $18 million at December 31, 2016 and 2015, respectively. We have not written off any significant reinsurance recoverable balances in the last three years. At December 31, 2016, the use of different assumptions within our approach could have a material effect on our provision for uncollectible reinsurance recoverable. To the extent the creditworthiness of our reinsurers was to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than our provision. Given the various considerations used to estimate our uncollectible provision, we cannot precisely quantify the effect a specific industry event may have on our provision.

PREMIUMS
Our revenues are primarily generated from gross premiums written originating from our underwriting operations. The basis for our recognized gross premiums written varies by contract type.
Insurance Segment
For the majority of our insurance business, we receive a fixed premium which is identified in the policy and recorded as unearned premium on the inception date of the contract. This premium is adjusted only if underlying insured values ultimately differ. We actively monitor underlying insured values and record adjustment premiums in the period in which amounts are reasonably determinable. Gross premiums written on a fixed premium basis accounted for approximately 85%, 87% and 91% of the segment’s total for the years ended December 31, 2016, 2015 and 2014, respectively. A portion of this business is written through MGAs, third parties granted authority to bind risks on our behalf in accordance with our underwriting guidelines. For this business, we record premiums based on monthly statements received from the MGAs. Due to inherent reporting delays, we generally record premiums written by MGAs one month in arrears. In the event that a significant individual statement is not received, we record our best estimate based upon our historical experience.
A limited portion of our insurance business is written on a line slip or proportional basis, under which we assume a fixed percentage of the premiums and losses on a particular risk or group of risks along with numerous other unrelated insurers. Although premiums on this business are not contractually stated, we recognize gross premiums written based on estimates provided by clients through brokers. For further details on the estimation process, see the discussion provided for the reinsurance segment below. We review these estimates on a quarterly basis and record significant adjustments in premium estimates when identified. Gross premiums written on a line slip/proportional basis comprised 15%, 13% and 9% of the segment’s total for the years ended December 31, 2016, 2015 and 2014, respectively, and therefore the associated impact of these estimates on our pre-tax net income was immaterial. The increases in 2016 compared to 2015 and in 2015 compared to 2014 were driven by an increase in the amount of proportional business written in our accident and health lines.
In our credit and political risk line of business, we write certain policies on a multi-year basis. We record premiums in respect of these policies at the policy inception date based on our best estimate of total premiums, including assumptions relating to prepayments/refinancings. These premiums are generally payable in installments. At December 31, 2016, the average duration of the outstanding unearned premiums written for our credit and political risk line of business was 6.1 years (2015: 4.8 years).
Reinsurance Segment
Our reinsurance segment provides excess of loss and proportional coverages to cedants (i.e. insurance companies). In most cases, cedants seek protection from us for business that they have not yet written at the time they enter into agreements with us. As a result, cedants must estimate their underlying premiums when purchasing reinsurance coverage from us.

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
Our excess of loss reinsurance contracts with cedants typically include provisions for a deposit or minimum premiums payable to us, which are generally considered to be the best estimate of the excess of loss reinsurance written premium at inception. The minimum/deposit premium is normally adjusted at the end of the contract period to reflect changes in the underlying risks in force during the contract period. We record adjustments to the deposit/minimum premiums in the period during which they become determinable. Excess of loss contracts accounted for 38% of our reinsurance segment’s total gross premiums written for each of the years ended December 31, 2016, 2015 and 2014, respectively.
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
As a result of this review process, any adjustments to estimates are recognized in gross premiums written during the period they are determined. Such changes in premium estimates could be material to gross premiums written and the resulting adjustments may directly and significantly impact net premiums earned favorably or unfavorably in the period they are determined because the adjustment may be substantially or fully earned. Gross premiums written for proportional contracts, including amounts related to the adjustment of premium estimates established in prior years, accounted for 62% of our reinsurance segment’s gross premiums written for each of the years ended December 31, 2016, 2015 and 2014, respectively.

Our estimates on proportional treaties incepting during the year were as follows:

Year ended December 31,	2016	2015	2014

Catastrophe	$4,418	$7,400	$9,227
Property	173,380	180,941	200,977
Professional lines	211,567	201,595	168,799
Credit and surety	188,365	202,609	226,254
Motor	239,056	222,091	207,218
Liability	272,390	182,246	180,388
Agriculture	141,994	119,695	139,640
Engineering	60,080	62,483	50,441
Other	56,283	12,945	13,685
Total estimated premiums	$1,347,531	$1,192,005	$1,196,629

Gross premiums written (reinsurance segment)	$2,249,966	$2,020,649	$2,176,104
As a % of total gross premiums written	60%	59%	55%

Our historical experience has shown that cumulative adjustments to our annual initial premium estimates on proportional reinsurance contracts have ranged from 0% to 5% over the last 5 years. Giving more weight to recent years where premium volume was comparable to current levels, we believe that a reasonably likely change in our 2016 proportional reinsurance gross premiums written estimate would be 5% in either direction. Such a change would result in a variance in our gross premiums written of approximately $67 million and an immaterial impact on our pre-tax net income. However, larger variations, both positive and negative, are possible.

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

FAIR VALUE MEASUREMENTS
Fair value is defined as the price to sell an asset or transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants. U.S. GAAP prescribes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. The level in the hierarchy within which a given fair value measurement falls is determined based on the lowest level input that is significant to the measurement. The hierarchy is broken down into three levels as follows:

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

Fixed Maturities and Equities

At December 31, 2016, the fair value for 97% (2015: 96%) of our total fixed maturities and equities was based on prices provided by globally recognized independent pricing services where we have a current and detailed understanding of how their prices were derived. The remaining securities were priced by either non-binding broker quotes or internal valuation models.

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
At December 31, 2016 and 2015, we have not adjusted any pricing provided by independent pricing services (see ‘Management Pricing Validation’ below). Additionally, our total Level 3 fixed maturities and equities amounted to $96 million (2015: $49 million), less than 1% of total fixed maturities and equities. Refer Item 8, Note 6 to the Consolidated Financial Statements 'Fair Value Measurements' for further information.
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
Other Investments
Hedge Funds, Direct Lending Funds, Private Equity Funds and Real Estate Funds
The fair values of hedge funds, direct lending funds, private equity funds and real estate funds are estimated using net asset values (NAVs) as advised by external fund managers or third party administrators. Refer Item 8, Note 6 to the Consolidated Financial Statements 'Fair Value Measurements' for further information.

CLO-Equity Securities
We have also invested directly and indirectly (through a fund structure) in CLO-Equities, also known as “cash flow CLOs” in the industry. During 2016, the CLO-Equity market continued to be relatively inactive with only a small number of transactions being observed, particularly as it related to transactions involving our CLO-Equities. Given that all of our direct investments in CLO-Equities are past their reinvestment period, there is uncertainty over the remaining time until maturity. As such our direct investments in CLO-Equities are valued at the lower of the liquidation value and fair values based on an internally developed discounted cash flow model. Our indirect investments in CLO-Equities are valued using a discounted cash flow model prepared by an external manager with similar inputs as our internally developed discounted cash flow model. At December 31, 2016, the estimated fair value for CLO-Equities was $61 million (2015: $65 million).
The following significant inputs were used in the liquidation value.

At December 31,	2016	2015

Fair value of collateral	100%	100%
Discount Margin	0.4% - 16.4%	2.2% - 16.3%

The following significant inputs were used in our discounted cash flow models.

At December 31,	2016	2015

Default rates	4.0%	4.0%
Loss severity rate	35.0% - 53.5%	53.5%
Collateral spreads	3.0% - 3.6%	3.2% - 3.5%
Estimated maturity dates	2 - 6 years	2.6 - 4.1 years

The default and loss severity rates are the most judgmental unobservable market inputs to which the valuation of CLO-Equities is most sensitive.
As the significant inputs used in our discounted cash flow model to price CLO-Equities are unobservable, the fair values of these securities continue to be classified the CLO-Equities as Level 3.

OTHER-THAN-TEMPORARY IMPAIRMENTS (“OTTI”)
Our available-for-sale ("AFS") investment portfolio is the largest component of our consolidated assets and it is a multiple of our shareholders’ equity. As a result, an OTTI charge could be material to our financial condition and operating results particularly during periods of dislocation in financial markets. During 2016, we recorded an OTTI charge in earnings of $26 million (2015: $73 million; 2014: $31 million). Refer to the ‘Net Investment Income and Net Realized Investment Gains (Losses)’ section above for further details.
A security is “impaired” if fair value is below amortized cost for fixed maturities or cost for equities. On a quarterly basis, we review all impaired AFS securities to determine if impairments are other-than-temporary. The OTTI assessment is inherently judgmental, especially where securities have experienced severe declines in fair value over a short period. Our review process begins with a quantitative analysis to identify securities to be further evaluated for potential OTTI. For all identified securities, further fundamental analysis is performed that considers the following quantitative and qualitative factors:

a.	The length of time and extent to which the fair value has been less than the amortized cost for fixed maturities or cost for equity securities.

b.
The financial condition, near-term and long-term prospects for the issuer of the security, including relevant industry conditions and trends, and the implications of rating agency actions, and offering prices.

c.	The historical and implied volatility of the fair value.

d.	The collateral structure and credit support.

The following discussion provides further details regarding our processes for identification of impairments that are other-than-temporary for AFS fixed maturities and equity securities and the recognition of the related OTTI charges in earnings.
Fixed Maturities
For an impaired fixed maturity, we recognize an OTTI charge in earnings when we:

1)	have the intent to sell the security,

2)	more likely than not will be required to sell the security before its anticipated recovery, or

3)	do not anticipate to recover fully the amortized cost based on projected cash flows to be collected (i.e. a credit loss exists).
For the first two criteria above, the OTTI charge is the entire difference between the security’s fair value and its amortized cost and the full amount of the impairment is charged to earnings and is included in net realized investment gains (losses). If the impairment arises due to an anticipated credit loss on the security (third criterion above), we recognize only the credit loss component (i.e. the amount representing the decease in cash flows expected to be collected) of the OTTI charge in earnings with a corresponding adjustment to amortized cost (new cost basis) of the security. The non-credit component (e.g. interest rates, market conditions, etc.) of the OTTI charge is recognized in other comprehensive income in shareholders’ equity.
From time to time, we may sell fixed maturities subsequent to the balance sheet date that we did not intend to sell at the balance sheet date. Conversely, we may not sell fixed maturities that we previously intended to sell at the balance sheet date. Such changes in intent may arise due to events occurring subsequent to the balance sheet date. The types of events that may result in a change in intent include, but are not limited to, significant changes in the economic facts and circumstances related to the specific issuer, changes in liquidity needs, or changes in tax laws or the regulatory environment.
For impaired investment-grade securities (i.e. rated BBB- or above) that we do not intend to sell and it is more likely than not that we will not be required to sell, we have established some parameters for identifying securities with potential credit losses. Our parameters focus primarily on the extent and duration of the decline, including but not limited to:

•	declines in value greater than 20% for nine consecutive months, and

•	declines in value greater than 10% for twelve consecutive months.
For impaired securities held within our high yield portfolios (i.e. managed under a mandate to invest primarily in non-investment grade securities), we have established separate parameters for our credit loss assessment. Due to the additional volatility inherent in high yield securities relative to investment-grade securities, we focus on the severity of the impairment and work closely with our external high yield investment managers to identify securities with significant potential credit losses.
If a security meets one of the above parameters, we then perform a fundamental analysis that considers the qualitative factors noted in a. through d. above to determine whether an impairment charge should be recognized in the period under review.
Our OTTI review process for credit impairment excludes all fixed maturities guaranteed by the U.S. government and its agencies because we anticipate these securities will not be settled below amortized costs. However, these securities are still evaluated for intention to sell at a loss.

The credit loss component of OTTI recognized in earnings is calculated based on the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to the impairment. The significant inputs and the methodology used to estimate credit losses are disclosed in Item 8, Note 5(f) to the Consolidated Financial Statements 'Investments'.
Equities
We consider our ability and intent to hold an equity security in an unrealized loss position for a reasonable period of time to allow for a full recovery. As an equity security does not have a maturity date, the forecasted recovery for an equity security is inherently more judgmental than for a fixed maturity security.

In light of the volatilty of global equity markets we have experienced in recent years, we generally impair equities for which we do not forecast a recovery to cost within two years. Further, we generally impair an equity security if its fair value is 15% below its cost. We have also established parameters for identifying potential impaired equity securities for fundamental analysis based on the severity, in either percentage or absolute dollar terms, of the unrealized loss position.
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

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At December 31, 2016, the Company is not party to any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K to which an entity unconsolidated with the Company is a party that management believes is reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that the Company believes is material to investors.

NON-GAAP FINANCIAL MEASURES

In this report, we present non-GAAP operating income, non-GAAP operating ROACE, consolidated underwriting income and underwriting-related general and administrative expenses and amounts presented on a constant currency basis which are “non-GAAP financial measures” as defined in Regulation G.
Non-GAAP operating income represents after-tax operational results without consideration of after-tax net realized investment gains (losses), foreign exchange (losses) gains, termination fee received, reorganization and related expenses and losses on repurchase of preferred shares. We also present diluted non-GAAP operating income per common share and non-GAAP operating ROACE, which are derived from the non-GAAP operating income measure.
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

Non-GAAP operating income, diluted non-GAAP operating income per common share and non-GAAP operating ROACE can be reconciled to the nearest GAAP financial measures as follows:

Year ended December 31,	2016	2015	2014

Net income available to common shareholders	$465,462	$601,562	$770,657
Net realized investment (gains) losses, net of tax(1)	62,355	135,320	(106,196)
Foreign exchange gains, net of tax(2)	(119,181)	(99,291)	(101,586)
Termination fee received(3)	—	(280,000)	—
Reorganization and related expenses, net of tax(4)	—	42,924	—
Loss on repurchase of preferred shares(3)	1,309	—	—
Non-GAAP operating income	$409,945	$400,515	$562,875

Earnings per common share - diluted	$5.08	$6.04	$7.29
Net realized investment (gains) losses, net of tax	0.68	1.36	(1.00)
Foreign exchange gains, net of tax	(1.29)	(1.00)	(0.97)
Termination fee received	—	(2.81)	—
Reorganization and related expenses, net of tax	—	0.43	—
Loss on repurchase of preferred shares	0.01	—	—
Non-GAAP operating income per common share - diluted	$4.48	$4.02	$5.32

Weighted average common shares and common share equivalents - diluted(5)	91,547	99,629	105,713

Average common shareholders’ equity	$5,192,668	$5,216,159	$5,191,699

ROACE	9.0%	11.5%	14.8%

Non-GAAP operating ROACE	7.9%	7.7%	10.8%

(1)
Tax (benefit) cost of $1,830, ($3,171) and $25,912 for 2016, 2015 and 2014, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.

(2)
Tax cost of $2,114, $3,021 and $2,853 for 2016, 2015 and 2014, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.

(3)	Tax impact is $nil.

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
A reconciliation of consolidated underwriting income to income before income taxes and interest in income (loss) of equity method investments (the nearest GAAP financial measure) can be found in Item 8, Note 3 to the Consolidated Financial Statements 'Segment Information'. Underwriting-related general and administrative are reconciled to general and administrative expenses (the nearest GAAP financial measure) within 'Underwriting Results - Group'.

Amounts presented on a constant currency basis are calculated by applying the average foreign exchange rate from the current year to prior year amounts.
We present our results of operations in the way we believe will be most meaningful and useful to investors, analysts, rating agencies and others who use our financial information to evaluate our performance. This includes the presentation of “non-GAAP operating income” (in total and on a per share basis), “ non-GAAP operating ROACE” (which is based on the “non-GAAP operating income” measure) and "consolidated underwriting income", which incorporates "underwriting-related general and administrative expenses".

Non-GAAP Operating Income
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

Foreign exchange losses (gains) in our Consolidated Statements of Operations are primarily driven by the impact of foreign exchange rate movements on net insurance related-liabilities. However, this movement is only one element of the overall impact of foreign exchange rate fluctuations on our financial position. In addition, we recognize unrealized foreign exchange losses (gains) on our available-for-sale investments in other comprehensive income and foreign exchange losses (gains) realized upon the sale of these investments in net realized investments gains (losses). These unrealized and realized foreign exchange rate movements generally offset a large portion of the foreign exchange losses (gains) reported separately in earnings, thereby minimizing the impact of foreign exchange rate movements on total shareholders’ equity. As such, the Statements of Operations foreign exchange losses (gains) in isolation are not a fair representation of the performance of our business.

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
In this regard, certain users of our financial statements evaluate earnings excluding after-tax net realized investment gains (losses), foreign exchange losses (gains), termination fee received, reorganization and related expenses and losses on repurchase of preferred shares to understand the profitability of recurring sources of income.
We believe that showing net income available to common shareholders exclusive of net realized investment gains (losses), foreign exchange losses (gains), termination fee received, reorganization and related expenses and losses on repurchase of preferred shares reflects the underlying fundamentals of our business. In addition, we believe that this presentation enables investors and other users of our financial information to analyze performance in a manner similar to how our management analyzes the underlying business performance. We also believe this measure follows industry practice and, therefore, facilitates comparison of our performance with our peer group. We believe that equity analysts and certain rating agencies that follow us, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons.

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

As noted above, foreign exchange losses (gains) in our Consolidated Statement of Operations primarily relate to our net insurance-related liabilities. However, we manage our investment portfolio in such a way that unrealized and realized foreign exchange losses (gains) on our investment portfolio generally offset a large portion of the foreign exchange losses (gains) arising from our underwriting portfolio. As a result, we believe that foreign exchange losses (gains) are not a meaningful contributor to our underwriting performance and, therefore, exclude them from consolidated underwriting income.

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

Market risk represents the potential for an economic loss due to adverse changes in the fair value of financial instruments. Refer to Item 1 ‘Risk and Capital Management’ for further details on how we manage market risk relating to our financial instruments.
Our Balance Sheets include a substantial amount of assets whose fair values are subject to market risks. Our fixed income and equity securities are classified as available-for-sale and, as such, changes in fair value caused by changes in interest rates, equity prices and foreign currency exchange rates will have an immediate impact on our comprehensive income, shareholders’ equity and book value but may not have an immediate impact on consolidated net income. Changes in these market risks will only impact our consolidated net income when, and if, securities are sold or an OTTI charge is recorded. Further, we have alternative investments including hedge funds, direct lending funds, private equity funds, real estate funds and CLO-Equities at December 31, 2016 and 2015. These investments are also exposed to market risks, with the change in fair value reported immediately in earnings.
The following is a sensitivity analysis of our primary market risk exposures at December 31, 2016 and 2015. Our policies to address these risks in 2016 were not materially different from 2015. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.
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

The following table presents the estimated pre-tax impact on the fair value of our fixed maturities at December 31, 2016 and 2015 due to an instantaneous increase in the U.S. yield curve of 100 basis points and an additional 100 basis point credit spread widening for corporate debt, non-agency residential and commercial MBS, ABS and municipal bond securities.

	Fair Value	Potential Adverse Change in Fair Value
		Increase in interest rate by 100 basis points	Widening of credit spreads by 100 basis points	Total

At December 31, 2016
U.S. government and agency	$1,656,069	$(74,786)	$—	$(74,786)
Non-U.S. government	565,834	(16,705)	—	(16,705)
Agency RMBS	2,465,135	(123,928)	—	(123,928)

Securities exposed to credit spreads:
Corporate debt	4,600,743	(153,947)	(166,352)	(320,299)
CMBS	666,237	(18,502)	(19,794)	(38,296)
Non agency RMBS	56,921	(254)	(1,801)	(2,055)
ABS	1,222,214	(6,826)	(20,659)	(27,485)
Municipals	163,961	(5,738)	(9,033)	(14,771)
	$11,397,114	$(400,686)	$(217,639)	$(618,325)

At December 31, 2015
U.S. government and agency	$1,651,949	$(74,602)	$—	$(74,602)
Non-U.S. government	739,005	(24,947)	—	(24,947)
Agency RMBS	2,249,236	(95,075)	—	(95,075)

Securities exposed to credit spreads:
Corporate debt	4,362,769	(145,584)	(150,300)	(295,884)
CMBS	1,083,298	(30,275)	(33,141)	(63,416)
Non agency RMBS	101,008	(274)	(2,770)	(3,044)
ABS	1,371,270	(7,393)	(40,471)	(47,864)
Municipals	161,214	(7,124)	(7,314)	(14,438)
	$11,719,749	$(385,274)	$(233,996)	$(619,270)

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
Our investment in CLO-Equities is also exposed to interest rate risk, but it would have an insignificant impact to its fair value in the event the risk free yield curve increase by 100 basis points.

Additionally, our investment in bond mutual funds is exposed to interest rate risk; however, this exposure is largely mitigated by the short duration of the underlying securities.
Equity Price Risk
Our portfolio of equity securities, excluding the bond mutual funds, has exposure to equity price risk. This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices. The global equity portfolio is managed to a benchmark composite index, which consists of a blend of the S&P 500 and MSCI World indices. Changes in the underlying indices have a corresponding impact on the overall portfolio. The fair value of our equity securities at December 31, 2016 was $515 million (2015: $474 million). At December 31, 2016, the impact of a 20% decline in the overall market prices of our equity exposures would be $103 million (2015: $95 million), on a pre-tax basis.
Our investment in hedge funds has significant exposure to equity strategies with net long positions. At December 31, 2016, the impact of an instantaneous 15% decline in the fair value of our investment in hedge funds would be $75 million (2015: $99 million), on a pre-tax basis.

Foreign Currency Risk
The table below provides a sensitivity analysis of our total net foreign currency exposures.

	AUD	NZD	CAD	EUR	GBP	JPY	Other	Total

At December 31, 2016
Net managed assets (liabilities), excluding derivatives	$64,818	$(6,924)	$77,554	$(219,811)	$(52,030)	$(1,870)	$101,274	$(36,989)
Foreign currency derivatives, net	(66,368)	6,939	(81,970)	210,111	(30,225)	(5,573)	14,306	47,220
Net managed foreign currency exposure	(1,550)	15	(4,416)	(9,700)	(82,255)	(7,443)	115,580	10,231
Other net foreign currency exposure	1,939	—	—	22,558	675	(46)	70,304	95,430
Total net foreign currency exposure	$389	$15	$(4,416)	$12,858	$(81,580)	$(7,489)	$185,884	$105,661
Net foreign currency exposure as a percentage of total shareholders’ equity	—%	—%	(0.1%)	0.2%	(1.3%)	(0.1%)	3.0%	1.7%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$39	$2	$(442)	$1,286	$(8,158)	$(749)	$18,588	$10,566

At December 31, 2015
Net managed assets (liabilities), excluding derivatives	$(9,158)	$(108,249)	$71,199	$(301,680)	$(121,508)	$16,821	$14,534	$(438,041)
Foreign currency derivatives, net	(34,631)	110,138	(63,277)	264,588	109,032	(12,479)	12,853	386,224
Net managed foreign currency exposure	(43,789)	1,889	7,922	(37,092)	(12,476)	4,342	27,387	(51,817)
Other net foreign currency exposure	892	—	—	21,281	6,721	—	112,550	141,444
Total net foreign currency exposure	$(42,897)	$1,889	$7,922	$(15,811)	$(5,755)	$4,342	$139,937	$89,627
Net foreign currency exposure as a percentage of total shareholders’ equity	(0.7%)	—%	0.1%	(0.3%)	(0.1%)	0.1%	2.4%	1.5%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$(4,290)	$189	$792	$(1,581)	$(576)	$434	$13,994	$8,962

(1)	Assumes 10% change in underlying currencies relative to the U.S. dollar.

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

Other Net Foreign Currency Exposure
Other net foreign currency exposure includes those assets managed by specific investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy. At December 31, 2016, other net foreign currency exposure primarily consisted of our emerging market debt securities portfolio and euro-denominated exchange traded funds.  See 'Cash and Investments' in Item 7 for further details on these portfolios.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
AXIS Capital Holdings Limited
We have audited the accompanying consolidated balance sheets of AXIS Capital Holdings Limited and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AXIS Capital Holdings Limited and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte Ltd.
Hamilton, Bermuda
February 24, 2017

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2016 AND 2015

	2016	2015
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2016: $11,523,316; 2015: $11,897,639)	$11,397,114	$11,719,749
Equity securities, available for sale, at fair value (Cost 2016: $597,366; 2015: $575,776)	638,744	597,998
Mortgage loans, held for investment, at amortized cost and fair value	349,969	206,277
Other investments, at fair value	830,219	816,756
Equity method investments	116,000	10,932
Short-term investments, at amortized cost and fair value	127,461	34,406
Total investments	13,459,507	13,386,118
Cash and cash equivalents	1,039,494	988,133
Restricted cash and cash equivalents	202,013	186,618
Accrued interest receivable	74,971	73,729
Insurance and reinsurance premium balances receivable	2,313,512	1,967,535
Reinsurance recoverable on unpaid and paid losses	2,334,922	2,096,104
Deferred acquisition costs	438,636	471,782
Prepaid reinsurance premiums	556,344	396,201
Receivable for investments sold	14,123	26,478
Goodwill and intangible assets	85,049	86,858
Other assets	295,120	302,335
Total assets	$20,813,691	$19,981,891

Liabilities
Reserve for losses and loss expenses	$9,697,827	$9,646,285
Unearned premiums	2,969,498	2,760,889
Insurance and reinsurance balances payable	493,183	356,417
Senior notes	992,950	991,825
Payable for investments purchased	62,550	9,356
Other liabilities	325,313	350,237
Total liabilities	14,541,321	14,115,009

Commitments and Contingencies

Shareholders' equity
Preferred shares	1,126,074	627,843
Common shares (2016: 176,580; 2015: 176,240 shares issued and 2016: 86,441; 2015: 96,066 shares outstanding)	2,206	2,202
Additional paid-in capital	2,299,857	2,241,388
Accumulated other comprehensive loss	(121,841)	(188,465)
Retained earnings	6,527,627	6,194,353
Treasury shares, at cost (2016: 90,139; 2015: 80,174 shares)	(3,561,553)	(3,010,439)
Total shareholders’ equity	6,272,370	5,866,882

Total liabilities and shareholders’ equity	$20,813,691	$19,981,891

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

	2016	2015	2014
	(in thousands, except for per share data)
Revenues
Net premiums earned	$3,705,625	$3,686,417	$3,870,999
Net investment income	353,335	305,336	342,766
Other insurance related income (loss)	7,222	(2,953)	650
Termination fee received	—	280,000	—
Net realized investment gains (losses)
Other-than-temporary impairment ("OTTI") losses	(26,210)	(72,720)	(31,227)
Other realized investment gains (losses)	(34,315)	(65,771)	163,335
Total net realized investment gains (losses)	(60,525)	(138,491)	132,108
Total revenues	4,005,657	4,130,309	4,346,523

Expenses
Net losses and loss expenses	2,204,197	2,176,199	2,186,722
Acquisition costs	746,876	718,112	737,197
General and administrative expenses	602,717	596,821	621,876
Foreign exchange gains	(121,295)	(102,312)	(104,439)
Interest expense and financing costs	51,360	50,963	74,695
Reorganization and related expenses	—	45,867	—
Total expenses	3,483,855	3,485,650	3,516,051

Income before income taxes and interest in income (loss) of equity method investments	521,802	644,659	830,472
Income tax expense	(6,340)	(3,028)	(25,908)
Interest in loss of equity method investments	(2,094)	—	—
Net income	513,368	641,631	804,564
Amounts attributable from noncontrolling interests	—	—	(6,181)
Net income attributable to AXIS Capital	513,368	641,631	810,745
Preferred share dividends	46,597	40,069	40,088
Loss on repurchase of preferred shares	1,309	—	—
Net income available to common shareholders	$465,462	$601,562	$770,657

Per share data
Net income per common share
Basic net income	$5.13	$6.10	$7.38
Diluted net income	$5.08	$6.04	$7.29
Weighted average common shares outstanding - basic	90,772	98,609	104,368
Weighted average common shares outstanding - diluted	91,547	99,629	105,713

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

	2016	2015	2014
	(in thousands)
Net income	$513,368	$641,631	$804,564

Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized investment gains (losses) arising during the year	5,072	(266,384)	(38,667)
Adjustment for re-classification of net realized investment gains (losses) and OTTI losses recognized in net income	62,190	144,991	(114,470)
Unrealized investment gains (losses) arising during the year, net of reclassification adjustment	67,262	(121,393)	(153,137)
Foreign currency translation adjustment	(638)	(21,498)	(10,262)
Total other comprehensive income (loss), net of tax	66,624	(142,891)	(163,399)
Comprehensive income	579,992	498,740	641,165
Amounts attributable from noncontrolling interests	—	—	(6,181)
Comprehensive income attributable to AXIS Capital	$579,992	$498,740	$647,346

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

	2016	2015	2014
	(in thousands)
Preferred shares
Balance at beginning of year	$627,843	$627,843	$627,843
Shares issued	550,000	—	—
Shares repurchased	(51,769)	—	—
Balance at end of year	1,126,074	627,843	627,843

Common shares (par value)
Balance at beginning of year	2,202	2,191	2,174
Shares issued	4	11	17
Balance at end of year	2,206	2,202	2,191

Additional paid-in capital
Balance at beginning of year	2,241,388	2,285,016	2,240,125
Shares issued - common shares	220	3,416	158
Cost of treasury shares reissued	(19,303)	(17,958)	(12,054)
Settlement of accelerated share repurchase	60,000	(60,000)	—
Issue costs on newly issued preferred shares	(18,055)	—	—
Stock options exercised	—	559	5,405
Share-based compensation expense	35,607	30,355	51,382
Balance at end of year	2,299,857	2,241,388	2,285,016

Accumulated other comprehensive loss
Balance at beginning of year	(188,465)	(45,574)	117,825
Unrealized gains (losses) on available for sale investments, net of tax:
Balance at beginning of year	(149,585)	(28,192)	124,945
Unrealized gains (losses) arising during the year, net of reclassification adjustment	67,262	(121,393)	(153,137)
Non-credit portion of OTTI losses	—	—	—
Balance at end of year	(82,323)	(149,585)	(28,192)
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of year	(38,880)	(17,382)	(7,120)
Foreign currency translation adjustment	(638)	(21,498)	(10,262)
Balance at end of year	(39,518)	(38,880)	(17,382)
Balance at end of year	(121,841)	(188,465)	(45,574)

Retained earnings
Balance at beginning of year	6,194,353	5,715,504	5,062,706
Net income	513,368	641,631	804,564
Amounts attributable from noncontrolling interests	—	—	6,181
Preferred share dividends	(46,597)	(40,069)	(40,088)
Loss on repurchase of preferred shares	(1,309)	—	—
Common share dividends	(132,188)	(122,713)	(117,859)
Balance at end of year	6,527,627	6,194,353	5,715,504

Treasury shares, at cost
Balance at beginning of year	(3,010,439)	(2,763,859)	(2,232,711)
Shares repurchased for treasury	(571,805)	(264,538)	(543,202)
Cost of treasury shares reissued	20,691	17,958	12,054
Balance at end of year	(3,561,553)	(3,010,439)	(2,763,859)

Total shareholders’ equity attributable to AXIS Capital	6,272,370	5,866,882	5,821,121
Noncontrolling interests	—	—	58,819
Total shareholders' equity	$6,272,370	$5,866,882	$5,879,940

Per share data
Cash dividends declared per common share	$1.43	$1.22	$1.10

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

	2016	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income	$513,368	$641,631	$804,564
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	60,525	138,491	(132,108)
Net realized and unrealized gains on other investments	(38,669)	(20,148)	(57,621)
Amortization of fixed maturities	65,921	97,223	113,879
Interest in loss of equity method investments	2,094	—	—
Other amortization and depreciation	24,573	26,341	24,970
Share-based compensation expense, net of cash payments	52,211	43,052	63,237
Changes in:
Accrued interest receivable	(885)	8,908	13,788
Reinsurance recoverable balances	(176,532)	(214,992)	(16,204)
Deferred acquisition costs	33,212	(4,744)	(11,026)
Prepaid reinsurance premiums	(158,809)	(46,955)	(25,185)
Reserve for loss and loss expenses	54,476	151,011	46,903
Unearned premiums	198,938	29,841	58,376
Insurance and reinsurance balances, net	(209,895)	(74,578)	(102,593)
Other items	(13,804)	16,119	81,202
Net cash provided by operating activities	406,724	791,200	862,182

Cash flows from investing activities:
Purchases of:
Fixed maturities	(9,176,728)	(11,011,979)	(12,047,004)
Equity securities	(302,554)	(356,617)	(564,562)
Mortgage loans	(148,450)	(206,191)	—
Other investments	(190,370)	(83,561)	(75,542)
Equity method investments	(107,913)	—	—
Short-term investments	(190,747)	(80,069)	(669,494)
Proceeds from the sale of:
Fixed maturities	7,905,316	9,432,226	10,799,112
Equity securities	305,642	275,357	740,900
Other investments	215,578	252,418	213,508
Short-term investments	54,165	125,311	526,460
Proceeds from redemption of fixed maturities	1,492,588	1,407,806	1,086,244
Proceeds from redemption of short-term investments	36,546	23,687	80,474
Proceeds from the repayment of mortgage loans	5,040	—	—
Purchase of other assets	(27,149)	(33,683)	(20,857)
Change in restricted cash and cash equivalents	(15,395)	29,598	(223,315)
Net cash used in investing activities	(144,431)	(225,697)	(154,076)

Cash flows from financing activities:
Net proceeds from issuance of preferred shares	531,945	—	—
Repurchase of common shares	(509,755)	(332,252)	(543,202)
Dividends paid - common shares	(132,323)	(118,652)	(117,619)
Repurchase of preferred shares	(51,769)	—	—
Dividends paid - preferred shares	(39,909)	(40,088)	(40,088)
Proceeds from issuance of common shares	224	3,986	5,550
Net proceeds from issuance of senior notes	—	—	494,344
Redemption of senior notes	—	—	(500,000)
Sales of shares to noncontrolling interests	—	—	25,000
Return of capital to noncontrolling interests	—	—	(10,000)
Net cash used in financing activities	(201,587)	(487,006)	(686,015)

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

Effect of exchange rate changes on foreign currency cash and cash equivalents	(9,345)	(12,194)	(23,587)
Increase (decrease) in cash and cash equivalents	51,361	66,303	(1,496)
Cash and cash equivalents - beginning of year	988,133	921,830	923,326
Cash and cash equivalents - end of year	$1,039,494	$988,133	$921,830

Supplemental disclosures of cash flow information:
Income taxes paid	$12,041	$12,661	$7,654
Interest paid	$48,875	$48,875	$68,850

Supplemental disclosures of cash flow information: In 2016, total consideration paid for a quota share and adverse development reinsurance cover was $170 million of which $92 million was settled by transfer of securities and was treated as a non cash activity on the Consolidated Statement of Cash Flows. Also refer to Note 8 'Reserve for Losses and Loss Expenses'.

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

1.	HISTORY

AXIS Capital Holdings Limited (“AXIS Capital”) is the Bermuda-based holding company for the AXIS group of companies, collectively the “Company”. AXIS Capital was incorporated on December 9, 2002, under the laws of Bermuda. Through its subsidiaries and branches with operations in Bermuda, the United States (U.S.), Europe, Singapore, Canada and Latin America, AXIS Capital provides a broad range of (re)insurance products on a worldwide basis under two distinct global underwriting platforms, AXIS Insurance and AXIS Re. In these notes, the terms “we,” “us,” “our,” or the “Company” refer to AXIS Capital and its direct and indirect subsidiaries.

2.	SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Consolidation
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") and include the accounts of AXIS Capital, its wholly-owned subsidiaries, and variable interest entities (“VIEs”) in which the Company is considered to be the primary beneficiary.
An entity is a VIE if any of the following conditions exist: (a) equity investors do not have sufficient equity at risk for the legal entity to finance its expected activities without additional subordinated financial support, (b) as a group, the holders of the equity investment at risk lack the power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impact the entity’s economic performance, (c) the voting rights of some investors are not proportional to their economic interest and substantially all of the entity’s activities either involve or are conducted on behalf of the investor(s) with disproportionately fewer voting rights, or (d) as a group, the holders of the equity investment at risk lack the obligation to absorb the expected losses of the legal entity or the right to receive the expected residual returns of the legal entity.
The Company is the primary beneficiary of a VIE if it has a controlling financial interest in the VIE, if it has both (a) the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
Investments available for sale
Our fixed maturities and equities classified as “available for sale” are reported at fair value at the balance sheet date. Refer to Note 6 'Fair Value Measurements' for additional information regarding the determination of fair value. The change in fair value (net unrealized gain (loss)) on our available for sale investments, net of tax, is included as a separate component of accumulated other comprehensive income (loss) (“AOCI”) in shareholders’ equity.
Net investment income includes interest and dividend income and the amortization of market premiums and discounts and is presented net of investment expenses. Investment income is recognized when earned. Purchases and sales of investments are recorded on a trade-date basis and realized gains(losses) on sales of investments are determined based on the specific identification method.
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
A fixed maturity is impaired if the fair value of the investment is below amortized cost. If a fixed maturity is impaired, additional analysis is performed to determine whether the impairment is temporary or other-than-temporary. For an impaired fixed maturity where we intend to sell the security or it is more likely than not that we will be required to sell the security before its anticipated recovery, the impairment is considered other than temporary. The full amount of the impairment is charged to earnings and is included in net realized investment gains (losses). In instances, where we intend to hold the impaired fixed maturity, we estimate the anticipated credit loss of the security and recognize only this portion of the

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

impairment in earnings, with the remaining non-credit related balance of the impairment (i.e. related to interest rates, market conditions, etc.) recognized in AOCI.
We recognize impairments an equity security in an unrealized loss position when we do not have the ability and intent to hold the security for a reasonable period of time to allow for a full recovery. The full amount of the impairment is charged to earnings and is included in net realized investment gains (losses).

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
Equity Method Investments

Investments in which the Company has significant influence over the operating and financial policies of the investee are classified as equity method investments and are accounted for using the equity method of accounting. In applying the equity method of accounting, investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of net income or loss of the investee. Adjustments are based on the most recently available financial information from the investee. Changes in the carrying value of such investments are recorded in net income as interest in income (loss) of equity method investments.
Short-term investments
Short-term investments primarily comprise highly-liquid debt securities with maturities greater than three months but less than one year from the date of purchase. These investments are carried at amortized cost, which approximates fair value.

b)	Cash and cash equivalents
Cash equivalents include money-market funds,fixed interest deposits and reverse repurchase agreements placed with a maturity of under 90 days when purchased. Cash and cash equivalents are recorded at amortized cost, which approximates fair value due to the short-term, liquid nature of these securities. Our restricted cash balance primarily relates to funds held in trust in support of our obligations in regulatory jurisdictions where we operate as a non-admitted carrier.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
Reinstatement premiums are recognized and earned at the time a loss event occurs, where the coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms. The accrual of reinstatement premiums is based on our estimate of losses and loss adjustment expenses, which reflects management’s judgment, as described in Note 2(d) 'Losses and Loss Expenses' below.

Premiums receivable balances are reviewed for impairment at least quarterly and an allowance is established for amounts considered uncollectible.
Acquisition Costs
Acquisition costs vary with and are directly related to the successful acquisition efforts of acquiring new or renewing existing(re)insurance contracts and consist primarily of fees and commissions paid to brokers and premium taxes. Premiums receivable are presented net of applicable acquisition costs when contract terms provide for the right of offset. Acquisition costs are shown net of commissions earned on ceded reinsurance. Our net acquisition costs are deferred and charged to expense as the related premium is earned.
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
DECEMBER 31, 2016, 2015 AND 2014

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
In recording foreign currency transactions, revenue and expense items are converted to the relevant functional currency at the exchange rate prevailing at the transaction date. Assets and liabilities originating in currencies other than the functional currency are remeasured to the functional currency at the rates of exchange in effect at the balance sheet date. The resulting foreign currency gains or losses are recognized in the Consolidated Statements of Operations, with the exception of those related to foreign-denominated available for sale investments. For these investments, exchange rate fluctuations represent an unrealized appreciation/depreciation in the value of the securities and are included in the related component of AOCI.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

g)	Share-Based Compensation
The Company is authorized to issue restricted stock awards and units, stock options and other equity-based awards to its employees and directors. Our plan includes both equity and cash-settled awards comprising of service and performance based awards. The fair value of equity service-based awards is measured at the grant date, with the associated expense recognized on a straight-line basis over the service period. The fair value of equity performance-based awards ("PSUs") is measured at the grant date based on pre-established targets relating to certain performance based measures achieved by the Company, with the associated expense recognized on a straight-line basis over the applicable performance and vesting period. The compensation expense for PSUs is subject to a periodic review and adjustment taking into account actual performance of the Company. The fair value of the liability associated with service and performance based cash-settled awards is re-measured at each balance sheet date, with the effects recognized as an increase or decrease to share-based compensation expense for the period. Forfeiture benefits are estimated at the time of grant and incorporated in the determination of share-based compensation expense.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

l)	New Accounting Standards Adopted in 2016

Share-Based Compensation

Effective January 1, 2016, the Company adopted the ASU 2014-12, "Compensation -Stock Compensation (Topic 718) - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period" issued by FASB. This guidance was issued to address a divergence in accounting practice and it resolves if, and when a performance target is achieved. ASU 2014-12 requires compensation costs to be recognized in the period in which it becomes probable that a performance target will be achieved and to represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The adoption of ASU 2014-12 did not impact our results of operations, financial condition or liquidity.

Debt Issuance Costs

Effective January 1, 2016, the Company adopted ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs" issued by the FASB. This guidance requires the debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. The adoption of ASU 2015-03 did not impact our results of operations, financial condition or liquidity.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investments Measured Using The Net Asset Value Per Share ("NAV") Practical Expedient

Effective January 1, 2016, the Company adopted ASU 2015-07, "Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent)" issued by the FASB. This guidance eliminates the requirement to categorize investments for which fair value is measured using the net asset value per share ("NAV") practical expedient within the fair value hierarchy. As this new guidance relates solely to disclosures, the adoption of ASU 2015-07 did not impact our results of operations, financial condition or liquidity. The updated disclosures have been provided in Note 6 'Fair Value Measurements'.

Short-Duration Contracts

Effective December 31, 2016, the Company adopted ASU 2015-09 "Financial Services - Insurance (Topic 944) - Disclosures About Short-Duration Contracts" issued by the FASB. ASU 2015-09 requires insurance entities to disclose for annual reporting periods additional information about the liability for unpaid claims and claim adjustment expenses, including: (1) incurred and paid claims development information by accident year, on a net basis, for the number of years for which claims incurred typically remain outstanding, not exceeding 10 years; (2) a reconciliation of incurred and paid claims development information to the aggregate carrying amount of the liability for claims and claim adjustment expenses, with separate disclosure of reinsurance recoverable on unpaid claims for each period presented in the statement of financial position; (3) for each accident year presented of incurred claims development information, the total of incurred but not reported liabilities plus expected development on reported claims including the liability for unpaid claims and claim adjustment expenses, accompanied by a description of the reserving methodologies; (4) for each accident year presented of incurred claims development information, quantitative information about claim frequency (unless impracticable) accompanied by a qualitative description of methodologies used for determining claim frequency information; and (5) for all claims, the average annual percentage payout of incurred claims by age for all accident years presented. ASU 2015-09 also requires insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including the reasons for the change and the effects on the financial statements.

As this new guidance relates solely to disclosures, the adoption of ASU 2015-09 did not impact our results of operations, financial condition or liquidity. The updated disclosures have been provided in Note 8 'Reserve for losses and loss expenses'.

m)	Recently Issued Accounting Standards Not Yet Adopted

Revenue From Contracts With Customers

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". This guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts are not in scope of the new guidance). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB delayed the effective date by one year through the issuance of ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date". This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2016. As accounting for insurance contracts is outside the scope of ASU 2014-09, the Company does not expect the adoption of this guidance to have a material impact on our results of operations, financial condition and liquidity.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Classification and Measurement of Financial Instruments

In January 2016, the FASB issued ASU 2016-01 "Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities" which requires equity investments (except those accounted for under the equity method of accounting, investments that are consolidated or those that meet a practicability exception) to be measured at fair value with changes in fair value recognized in net income, simplifies the impairment assessment of equity investments without readily determinable values by requiring a qualitative assessment to identify impairment, eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost, requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liabilities in accordance with the fair value option, requires the separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and clarifies that the reporting organization should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the organization’s other deferred tax assets.
This guidance is effective for interim and annual reporting periods beginning after December 15, 2017 with early adoption permitted for certain of the amendments. The Company is currently evaluating the impact of the guidance on our results of operations, financial condition and liquidity.

Leases

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" which provides a new comprehensive model for lease accounting. The guidance will require a lessee to recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of this guidance on our results of operations, financial condition and liquidity.

Transition To Equity Method Of Accounting

In March 2016, the FASB issued ASU 2016-07, "Investments - Equity Method and Joint Ventures (Topic 323) - Simplifying the Transition to the Equity Method of Accounting" which eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by step basis as if the equity method had been in effect during all previous periods that the investment had been held. The guidance is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The guidance will be adopted on a prospective basis. The adoption of this guidance is not expected to materially impact our results of operations, financial condition or liquidity.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Share-Based Compensation Accounting

In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting" which simplifies several aspects of the accounting for share-based payments to employees including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance requires all excess tax benefits and tax deficiencies to be recognized in the income statement with the tax effects of exercised or vested awards to be treated as discrete items in the reporting period in which they occur. Excess tax benefits should be classified along with other income tax cash flows as an operating activity on the statement of cash flows. In addition, companies will be required to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The guidance allows withholding up to the maximum statutory tax rates in the applicable jurisdictions to cover income taxes on share-based compensation awards without requiring liability classification. Cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity.This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our results of operations, financial condition and liquidity.

Credit Losses

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments" which replaces the "incurred loss" impairment methodology with an approach based on "expected losses" to estimate credit losses on certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses. The guidance also provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. This guidance is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for interim and annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of this guidance on our results of operations, financial condition and liquidity.

Cash Flows

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments" which addresses diversity in practice in how eight specific cash receipts and cash payments should be presented and classified on the statement of cash flows. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of this guidance is not expected to impact our results of operations, financial condition or liquidity.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230) - Restricted Cash" which addresses diversity in practice in the classification and presentation of changes in restricted cash on the statement of cash flows.This guidance will require a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. Transfers between cash and cash equivalents and restricted cash and restricted cash equivalents will no longer be presented on the statement of cash flows. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The guidance will be adopted on a retrospective basis. The Company is currently evaluating the impact of this guidance on our results of operations, financial condition and liquidity.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment" that eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, an impairment charge will be based on the excess of a reporting unit's carrying amount over its fair value (i.e., measure the charge based on Step 1 of the current goodwill impairment test). This guidance is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019, with early adoption permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The guidance will be adopted on a prospective basis.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

3.	SEGMENT INFORMATION

Our underwriting operations are organized around our global underwriting platforms, AXIS Insurance and AXIS Re, therefore we have determined that we have two reportable segments, insurance and reinsurance. We do not allocate our assets by segment, with the exception of goodwill and intangible assets, as we evaluate the underwriting results of each segment separately from the results of our investment portfolio.
Insurance
Our insurance segment provides insurance coverage on a worldwide basis. The product lines in this segment are property, marine, terrorism, aviation, credit and political risk, professional lines, liability and accident and health.

Reinsurance
Our reinsurance segment provides non-life treaty reinsurance to insurance companies on a worldwide basis. The product lines in this segment are catastrophe, property, professional lines, credit and surety, motor, liability, agriculture, engineering and marine and other. The reinsurance segment also writes derivative based risk management products designed to address weather and commodity price risks.
The following tables summarize the underwriting results of our reportable segments, as well as the carrying values of allocated goodwill and intangible assets:

At and year ended December 31, 2016	Insurance	Reinsurance	Total

Gross premiums written	$2,720,242	$2,249,966	$4,970,208
Net premiums written	1,807,125	1,945,849	3,752,974
Net premiums earned	1,777,321	1,928,304	3,705,625
Other insurance related income	89	7,133	7,222
Net losses and loss expenses	(1,141,933)	(1,062,264)	(2,204,197)
Acquisition costs	(251,120)	(495,756)	(746,876)
General and administrative expenses	(346,857)	(135,844)	(482,701)
Underwriting income	$37,500	$241,573	279,073

Corporate expenses			(120,016)
Net investment income			353,335
Net realized investment losses			(60,525)
Foreign exchange gains			121,295
Interest expense and financing costs			(51,360)
Income before income taxes and interest in income (loss) of equity method investments			$521,802

Net loss and loss expense ratio	64.3%	55.1%	59.5%
Acquisition cost ratio	14.1%	25.7%	20.2%
General and administrative expense ratio	19.5%	7.0%	16.2%
Combined ratio	97.9%	87.8%	95.9%

Goodwill and intangible assets	$85,049	$—	$85,049

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

3.	SEGMENT INFORMATION (CONTINUED)

At and year ended December 31, 2015	Insurance	Reinsurance	Total

Gross premiums written	$2,583,081	$2,020,649	$4,603,730
Net premiums written	1,759,359	1,915,307	3,674,666
Net premiums earned	1,798,191	1,888,226	3,686,417
Other insurance related income (loss)	1,036	(3,989)	(2,953)
Net losses and loss expenses	(1,154,928)	(1,021,271)	(2,176,199)
Acquisition costs	(261,208)	(456,904)	(718,112)
General and administrative expenses	(341,658)	(145,253)	(486,911)
Underwriting income	$41,433	$260,809	302,242

Corporate expenses			(109,910)
Net investment income			305,336
Net realized investment loss			(138,491)
Foreign exchange gains			102,312
Interest expense and financing costs			(50,963)
Termination fee received			280,000
Reorganization and related expenses			(45,867)
Income before income taxes and interest in income (loss) of equity method investments			$644,659

Net loss and loss expense ratio	64.2%	54.1%	59.0%
Acquisition cost ratio	14.5%	24.2%	19.5%
General and administrative expense ratio	19.1%	7.7%	16.2%
Combined ratio	97.8%	86.0%	94.7%

Goodwill and intangible assets	$86,858	$—	$86,858

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

3.	SEGMENT INFORMATION (CONTINUED)

At and year ended December 31, 2014	Insurance	Reinsurance	Total

Gross premiums written	$2,535,415	$2,176,104	$4,711,519
Net premiums written	1,779,501	2,127,474	3,906,975
Net premiums earned	1,830,544	2,040,455	3,870,999
Other insurance related income (loss)	(11)	661	650
Net losses and loss expenses	(1,131,880)	(1,054,842)	(2,186,722)
Acquisition costs	(278,804)	(458,393)	(737,197)
General and administrative expenses	(341,214)	(144,987)	(486,201)
Underwriting income	$78,635	$382,894	461,529

Corporate expenses			(135,675)
Net investment income			342,766
Net realized investment gains			132,108
Foreign exchange gains			104,439
Interest expense and financing costs			(74,695)
Income before income taxes and interest in income (loss) of equity method investments			$830,472

Net loss and loss expense ratio	61.8%	51.7%	56.5%
Acquisition cost ratio	15.2%	22.5%	19.0%
General and administrative expense ratio	18.7%	7.1%	16.1%
Combined ratio	95.7%	81.3%	91.6%

Goodwill and intangible assets	$88,960	$—	$88,960

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

3.	SEGMENT INFORMATION (CONTINUED)
The following table presents our gross premiums written by the geographical location of our subsidiaries:

Year ended December 31,	2016	2015	2014

Bermuda	$465,980	$525,226	$618,273
Ireland	1,650,229	1,532,753	1,641,767
U.S.	2,562,789	2,364,099	2,309,107
Other	291,210	181,652	142,372
Total gross premium written	$4,970,208	$4,603,730	$4,711,519

The following table presents our net premiums earned by segment and line of business:

Year ended December 31,	2016	2015	2014

Insurance
Property	$426,918	$432,587	$444,197
Marine	150,046	183,696	178,229
Terrorism	33,279	36,818	35,876
Aviation	44,980	45,659	41,192
Credit and Political Risk	57,964	63,583	63,095
Professional Lines	510,806	596,430	629,365
Liability	169,182	161,614	146,819
Accident and Health	384,146	277,804	291,771
Total Insurance	1,777,321	1,798,191	1,830,544

Reinsurance
Catastrophe	199,825	216,020	325,307
Property	272,403	306,083	312,443
Professional Lines	289,868	310,915	336,058
Credit and Surety	252,210	250,208	263,013
Motor	318,863	299,883	268,678
Liability	332,479	297,000	289,223
Agriculture	142,501	129,346	164,628
Engineering	62,833	61,043	61,143
Marine and Other	57,322	17,728	19,962
Total Reinsurance	1,928,304	1,888,226	2,040,455

Total	$3,705,625	$3,686,417	$3,870,999

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

4.	GOODWILL AND INTANGIBLE ASSETS

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

The following table shows an analysis of goodwill and intangible assets:

	Goodwill	Intangible assets with an indefinite life	Intangible assets with a finite life	Total

Net balance at December 31, 2014	$47,148	$26,036	$15,776	$88,960
Acquisition of Ternian	—	—	13,330	13,330
Amortization	n/a	n/a	(2,493)	(2,493)
Impairment charges	—	—	(12,939)	(12,939)
Net balance at December 31, 2015	47,148	26,036	13,674	86,858
Amortization	n/a	n/a	(1,809)	(1,809)
Net balance at December 31, 2016	$47,148	$26,036	$11,865	$85,049

Gross balance at December 31, 2016	$42,237	$26,036	$29,166	$97,439
Accumulated amortization	n/a	n/a	(17,301)	(17,301)
Foreign currency translation adjustment	4,911	—	—	4,911
Net balance at December 31, 2016	$47,148	$26,036	$11,865	$85,049

n/a – not applicable
We estimate that the annual amortization expense for our total intangible assets with a finite life will be approximately $2 million per year in 2017 and 2018 and $1 million per year in 2019 through 2021. The estimated remaining useful lives of these assets range from two to eight years.
Intangible assets with an indefinite life consist primarily of U.S. state licenses that provide a legal right to transact business indefinitely. Our impairment reviews for goodwill and indefinite lived intangibles did not result in the recognition of impairment losses for the years ended December 31, 2016, 2015 and 2014.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

5.	INVESTMENTS

a)	Fixed Maturities and Equities
The amortized cost or cost and fair values of our fixed maturities and equities were as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit OTTI in AOCI(5)

At December 31, 2016
Fixed maturities
U.S. government and agency	$1,681,425	$1,648	$(27,004)	$1,656,069	$—
Non-U.S. government	613,282	2,206	(49,654)	565,834	—
Corporate debt	4,633,834	42,049	(75,140)	4,600,743	—
Agency RMBS(1)	2,487,837	13,275	(35,977)	2,465,135	—
CMBS(2)	664,368	5,433	(3,564)	666,237	—
Non-Agency RMBS	57,316	1,628	(2,023)	56,921	(823)
ABS(3)	1,221,813	3,244	(2,843)	1,222,214	—
Municipals(4)	163,441	1,510	(990)	163,961	—
Total fixed maturities	$11,523,316	$70,993	$(197,195)	$11,397,114	$(823)

Equity securities
Common stocks	379	41	(342)	78
Exchange-traded funds	$463,936	$53,405	$(2,634)	$514,707
Bond mutual funds	133,051	—	(9,092)	123,959
Total equity securities	$597,366	$53,446	$(12,068)	$638,744

At December 31, 2015
Fixed maturities
U.S. government and agency	$1,673,617	$1,545	$(23,213)	$1,651,949	$—
Non-U.S. government	809,025	2,312	(72,332)	739,005	—
Corporate debt	4,442,315	16,740	(96,286)	4,362,769	—
Agency RMBS(1)	2,236,138	22,773	(9,675)	2,249,236	—
CMBS(2)	1,088,595	3,885	(9,182)	1,083,298	—
Non-Agency RMBS	99,989	1,992	(973)	101,008	(875)
ABS(3)	1,387,919	952	(17,601)	1,371,270	—
Municipals(4)	160,041	2,319	(1,146)	161,214	—
Total fixed maturities	$11,897,639	$52,518	$(230,408)	$11,719,749	$(875)

Equity securities
Common stocks	—	—	—	—
Exchange-traded funds	$447,524	$31,211	$(4,762)	$473,973
Bond mutual funds	128,252	—	(4,227)	124,025
Total equity securities	$575,776	$31,211	$(8,989)	$597,998

(1)	Residential mortgage-backed securities (RMBS) originated by U.S. government-sponsored agencies.

(2)	Commercial mortgage-backed securities (CMBS).

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
DECEMBER 31, 2016, 2015 AND 2014

5.	INVESTMENTS (CONTINUED)

In the normal course of investing activities, we actively manage allocations to non-controlling tranches of structured securities (variable interests) issued by VIEs. These structured securities include RMBS, CMBS and ABS and are included in the above table. Additionally, within our other investments portfolio, we also invest in limited partnerships (hedge funds, direct lending funds, real estate funds and private equity funds) and CLO equity tranched securities, which are all variable interests issued by VIEs (see Note 5(c)). For these variable interests, we do not have the power to direct the activities that are most significant to the economic performance of the VIEs therefore we are not the primary beneficiary for any of these VIEs. Our maximum exposure to loss on these interests is limited to the amount of our investment. We have not provided financial or other support with respect to these structured securities other than our original investment.
Contractual Maturities
The contractual maturities of fixed maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value	% of Total Fair Value

At December 31, 2016
Maturity
Due in one year or less	$313,287	$305,972	2.8%
Due after one year through five years	3,906,190	3,850,149	33.8%
Due after five years through ten years	2,546,299	2,510,975	22.0%
Due after ten years	326,206	319,511	2.8%
	7,091,982	6,986,607	61.4%
Agency RMBS	2,487,837	2,465,135	21.6%
CMBS	664,368	666,237	5.8%
Non-Agency RMBS	57,316	56,921	0.5%
ABS	1,221,813	1,222,214	10.7%
Total	$11,523,316	$11,397,114	100.0%

At December 31, 2015
Maturity
Due in one year or less	$291,368	$289,571	2.5%
Due after one year through five years	4,217,515	4,142,802	35.3%
Due after five years through ten years	2,263,684	2,181,525	18.6%
Due after ten years	312,431	301,039	2.6%
	7,084,998	6,914,937	59.0%
Agency RMBS	2,236,138	2,249,236	19.2%
CMBS	1,088,595	1,083,298	9.2%
Non-Agency RMBS	99,989	101,008	0.9%
ABS	1,387,919	1,371,270	11.7%
Total	$11,897,639	$11,719,749	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

5.	INVESTMENTS (CONTINUED)

Gross Unrealized Losses
The following table summarizes fixed maturities and equities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

At December 31, 2016
Fixed maturities
U.S. government and agency	$54,051	$(2,729)	$1,340,719	$(24,275)	$1,394,770	$(27,004)
Non-U.S. government	149,360	(38,683)	283,796	(10,971)	433,156	(49,654)
Corporate debt	230,218	(30,652)	1,948,976	(44,488)	2,179,194	(75,140)
Agency RMBS	76,694	(1,101)	1,724,170	(34,876)	1,800,864	(35,977)
CMBS	84,640	(749)	193,499	(2,815)	278,139	(3,564)
Non-Agency RMBS	13,642	(1,752)	7,194	(271)	20,836	(2,023)
ABS	362,110	(1,950)	266,763	(893)	628,873	(2,843)
Municipals	774	(29)	68,598	(961)	69,372	(990)
Total fixed maturities	$971,489	$(77,645)	$5,833,715	$(119,550)	$6,805,204	$(197,195)
Equity securities
Common stocks	$—	$—	$37	$(342)	$37	$(342)
Exchange-traded funds	4,959	(461)	87,760	(2,173)	92,719	(2,634)
Bond mutual funds	—	—	123,954	(9,092)	123,954	(9,092)
Total equity securities	$4,959	$(461)	$211,751	$(11,607)	$216,710	$(12,068)

At December 31, 2015
Fixed maturities
U.S. government and agency	$84,179	$(7,622)	$1,474,202	$(15,591)	$1,558,381	$(23,213)
Non-U.S. government	170,269	(50,841)	317,693	(21,491)	487,962	(72,332)
Corporate debt	340,831	(33,441)	2,845,375	(62,845)	3,186,206	(96,286)
Agency RMBS	64,792	(1,609)	1,073,566	(8,066)	1,138,358	(9,675)
CMBS	75,627	(1,579)	659,480	(7,603)	735,107	(9,182)
Non-Agency RMBS	5,283	(210)	43,199	(763)	48,482	(973)
ABS	562,599	(11,158)	667,448	(6,443)	1,230,047	(17,601)
Municipals	14,214	(310)	64,104	(836)	78,318	(1,146)
Total fixed maturities	$1,317,794	$(106,770)	$7,145,067	$(123,638)	$8,462,861	$(230,408)
Equity securities
Common stocks	$—	$—	$—	$—	$—	$—
Exchange-traded funds	2,331	(313)	110,972	(4,449)	113,303	(4,762)
Bond mutual funds	—	—	124,025	(4,227)	124,025	(4,227)
Total equity securities	$2,331	$(313)	$234,997	$(8,676)	$237,328	$(8,989)

Fixed Maturities

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

5.	INVESTMENTS (CONTINUED)

At December 31, 2016, 1,881 fixed maturities (2015: 2,314) were in an unrealized loss position of $197 million (2015: $230 million) of which $15 million (2015: $39 million) was related to securities below investment grade or not rated.

At December 31, 2016, 330 securities (2015: 383) had been in a continuous unrealized loss position for 12 months or greater and had a fair value of $971 million (2015: $1,318 million). Following our credit impairment review, we concluded that these securities as well as the remaining securities in an unrealized loss position in the above table were temporarily impaired at December 31, 2016, and were expected to recover in value as the securities approach maturity. Further, at December 31, 2016, we did not intend to sell these securities in an unrealized loss position and it is more likely than not that we will not be required to sell these securities before the anticipated recovery of their amortized costs.
Equity Securities
At December 31, 2016, 23 securities (2015: 35) were in an unrealized loss position of $12 million (2015: $9 million).
At December 31, 2016, 3 securities (2015: 1) had been in a continuous unrealized loss position for 12 months or greater. Based on our impairment review process and our ability and intent to hold these securities for a reasonable period of time sufficient for a full recovery, we concluded that the above equities in an unrealized loss position were temporarily impaired at December 31, 2016.

b)	Mortgage Loans

The following table provides a breakdown of our mortgage loans held-for-investment:

	December 31, 2016		December 31, 2015
	Carrying Value	% of Total	Carrying Value	% of Total

Mortgage Loans held-for-investment:
Commercial	$349,969	100%	$206,277	100%
	349,969	100%	206,277	100%
Valuation allowances	—	—%	—	—%
Total Mortgage Loans held-for-investment	$349,969	100%	$206,277	100%

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

We have a high quality mortgage loan portfolio with debt service coverage ratios in excess of 1.1x and loan-to-value ratios of less than 70%. There are no credit losses associated with the commercial mortgage loans that we hold at December 31, 2016.

There are no past due amounts at December 31, 2016.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

5.	INVESTMENTS (CONTINUED)

c)	Other Investments

The following tables provide a breakdown of our investments in hedge funds, direct lending funds, private equity funds, real estate funds, CLO-Equities and other privately held investments, together with additional information relating to the liquidity of each category:

	Fair Value		Redemption Frequency (if currently eligible)	Redemption Notice Period

At December 31, 2016
Long/short equity funds	$118,619	14%	Semi-annually, Annually	45-60 days
Multi-strategy funds	285,992	34%	Quarterly, Semi-annually	60-95 days
Event-driven funds	93,539	11%	Annually	45 days
Leveraged bank loan funds	—	—%	n/a	n/a
Direct lending funds	134,650	16%	n/a	n/a
Private equity funds	81,223	10%	n/a	n/a
Real estate funds	13,354	2%	n/a	n/a
CLO-Equities	60,700	8%	n/a	n/a
Other privately held investments	42,142	5%	n/a	n/a
Total other investments	$830,219	100%

At December 31, 2015
Long/short equity funds	$154,348	19%	Quarterly, Semi-annually, Annually	45-60 days
Multi-strategy funds	355,073	43%	Quarterly, Semi-annually	60-95 days
Event-driven funds	147,287	18%	Quarterly, Annually	45-60 days
Leveraged bank loan funds	65	—%	n/a	n/a
Direct lending funds	90,120	11%	n/a	n/a
Private equity funds	—	—%	n/a	n/a
Real estate funds	4,929	1%	n/a	n/a
CLO-Equities	64,934	8%	n/a	n/a
Other privately held investments	—	—%	n/a	n/a
Total other investments	$816,756	100%

n/a – not applicable

The investment strategies for the above funds are as follows:

•	Long/short equity funds: Seek to achieve attractive returns primarily by executing an equity trading strategy involving both long and short investments in publicly-traded equities.

•
Multi-strategy funds: Seek to achieve above-market returns by pursuing multiple investment strategies to diversify risks and reduce volatility. This category includes funds of hedge funds which invest in a large pool of hedge funds across a diversified range of hedge fund strategies.

•	Event-driven funds: Seek to achieve attractive returns by exploiting situations where announced or anticipated events create opportunities.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

5.	INVESTMENTS (CONTINUED)

•	Leveraged bank loan funds: Seek to achieve attractive returns by investing primarily in bank loan collateral that has limited interest rate risk exposure.

•	Direct lending funds: Seek to achieve attractive risk-adjusted returns, including current income generation, by investing in funds which provide financing directly to borrowers.

•	Private equity funds: Seek to achieve attractive risk-adjusted returns by investing in private transactions over the course of several years.

•	Real estate funds: Seek to achieve attractive risk-adjusted returns by making and managing investments in real estate and real estate securities and businesses.
Two common redemption restrictions which may impact our ability to redeem our hedge funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund’s net assets which may otherwise hinder the general partner or investment manager’s ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During 2016 and 2015, neither of these restrictions impacted our redemption requests. At December 31, 2016, $60 million (2015: $66 million), representing 12% (2015: 10%) of our total hedge funds, relate to holdings where we are still within the lockup period. The expiry of these lockup periods range from September, 2017 to March, 2019.
At December 31, 2016, we had $176 million (2015: $222 million) of unfunded commitments within our other investments portfolio relating to our future investments in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from 5-10 years and the General Partners of certain funds have the option to extend the term by up to three years.
At December 31, 2016, we had $12 million (2015: $12 million) of unfunded commitments as a limited partner in a multi-strategy hedge fund. Once the full amount of committed capital has been called by the General Partner, the assets will not be fully returned until after the completion of the fund's investment term which ends in March, 2019. The General Partner then has the option to extend the term by up to three years.
At December 31, 2016, we had $140 million (2015: $95 million) of unfunded commitments as a limited partner in funds which invest in real estate and real estate securities and businesses. These funds are subject to a three year commitment period and a total fund life of 6-8 years during which time we are not eligible to redeem our investment.

During 2016, we made a commitment as a limited partner in a private equity fund. At December 31, 2016, $24 million of our commitment remains unfunded and the current fair value of the funds called to date are included in the private equity funds line of the table above. The fund invests in underlying private equity funds and the life of the fund is subject to the dissolution of the underlying funds. We expect the overall holding period to be over ten years.

During 2015, we made a $50 million commitment as a limited partner of a bank revolver opportunity fund. The fund is subject to an investment term of seven years and the General Partners have the option to extend the term by up to two years. At December 31, 2016, this commitment remains unfunded. It is not anticipated that the full amount of this fund will be drawn.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

5.	INVESTMENTS (CONTINUED)

d) Equity Method Investments

During 2016, we paid $108 million including direct transaction costs to acquire 19% of the common equity of Harrington Reinsurance Holdings Limited ("Harrington"), the parent company of Harrington Re Ltd. ("Harrington Re"), an independent reinsurance company jointly sponsored by AXIS Capital and The Blackstone Group L.P. ("Blackstone"). Through long-term service agreements, AXIS Capital will serve as Harrington Re's reinsurance underwriting manager and Blackstone will serve as exclusive investment management service provider. As an investor, we expect to benefit from underwriting profit generated by Harrington Re and the income and capital appreciation Blackstone seeks to deliver through its investment management services. In addition, we have entered into an arrangement with Blackstone under which underwriting and investment related fees will be shared equally. Harrington is not a variable interest entity.Given that we exercise significant influence over the operating and financial policies of this investee we account for our ownership in Harrington under the equity method of accounting. The Company's proportionate share of the underlying equity in net assets resulted in a basis difference of $5 million which represents initial transactions costs.

The Company also has investments in other equity method investments with a carrying value of $8 million.

e) Net Investment Income
Net investment income was derived from the following sources:

Year ended December 31,	2016	2015	2014

Fixed maturities	$305,459	$294,725	$296,663
Other investments	42,514	20,148	57,621
Equity securities	16,306	11,289	11,832
Mortgage loans	7,996	1,861	—
Cash and cash equivalents	9,209	8,572	11,536
Short-term investments	2,060	439	725
Gross investment income	383,544	337,034	378,377
Investment expenses	(30,209)	(31,698)	(35,611)
Net investment income	$353,335	$305,336	$342,766

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

5.	INVESTMENTS (CONTINUED)

f)	Net Realized Investment Gains (Losses)
The following table provides an analysis of net realized investment gains (losses):

Year ended December 31,	2016	2015	2014

Gross realized gains
Fixed maturities and short-term investments	$86,267	$60,102	$126,023
Equities	19,104	19,113	149,783
Gross realized gains	105,371	79,215	275,806
Gross realized losses
Fixed maturities and short-term investments	(134,460)	(143,702)	(86,943)
Equities	(16,155)	(8,543)	(15,925)
Gross realized losses	(150,615)	(152,245)	(102,868)
Net OTTI recognized in earnings	(26,210)	(72,720)	(31,227)
Change in fair value of investment derivatives(1)	10,929	7,259	(9,603)
Net realized investment gains (losses)	$(60,525)	$(138,491)	$132,108

(1)	Refer to Note 7 'Derivative Instruments'
The following table summarizes the OTTI recognized in earnings by asset class:

Year ended December 31,	2016	2015	2014

Fixed maturities:
Non-U.S. government	$3,557	$3,538	$17,291
Corporate debt	20,093	47,029	8,107
Non-Agency RMBS	—	111	7
ABS	—	124	61
Municipals	—	—	418
	23,650	50,802	25,884
Equity Securities
Common stocks	—	—	741
Exchange-traded funds	2,560	10,732	4,602
Bond mutual funds	—	11,186	—
	2,560	21,918	5,343
Total OTTI recognized in earnings	$26,210	$72,720	$31,227

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

5.	INVESTMENTS (CONTINUED)

Fixed Maturities
The following table provides a roll forward of credit losses (“credit loss table”), before income taxes, for which a portion of the OTTI charge was recognized in AOCI:

Year ended December 31,	2016	2015

Balance at beginning of period	$1,506	$1,531
Credit impairments recognized on securities not previously impaired	—	—
Additional credit impairments recognized on securities previously impaired	20	33
Change in timing of future cash flows on securities previously impaired	—	—
Intent to sell of securities previously impaired	—	—
Securities sold/redeemed/matured	(33)	(58)
Balance at end of period	$1,493	$1,506

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
U.S. Government, U.S. Agency and U.S. Agency RMBS:
Unrealized losses on securities issued or backed (either explicitly or implicitly) by the U.S. government are not analyzed for OTTI. We have concluded that the possibility of any credit losses on these securities is highly unlikely due to the explicit U.S. government guarantee on certain securities (e.g. GNMA issuances) and, on others, the implicit guarantee that has been validated by past actions (e.g. U.S. government bailout of FNMA and FHLMC during the 2008 credit crisis). Although not analyzed for credit losses, the securities are still evaluated for intention to sell and likely requirement to sell.
Non-U.S. Government:
Non-U.S. government obligations are evaluated for credit loss primarily through qualitative assessments of the likelihood of credit loss using information such as duration and severity of unrealized losses, as well as credit ratings and price volatility. At December 31, 2016, our holdings in sovereign debt, including $28 million (2015: $21 million) relating to the eurozone countries, were substantially all investment-grade securities. The gross unrealized losses of $50 million at December 31, 2016 were mainly due to pricing and foreign exchange losses on emerging market debt. Based on our analysis, we do not anticipate any credit losses on our non-U.S. government fixed maturities held at December 31, 2016. In 2016, the OTTI charges on non-U.S. government fixed maturities mainly related to unrealized foreign exchange losses on certain securities where forecasted recovery was uncertain.
Corporate Debt:
To estimate credit losses for corporate debt securities, our projected cash flows are primarily driven by our assumptions regarding the probability of default and the severity associated with those defaults. Our default and loss severity rates are based on credit rating, credit analysis, industry analyst reports and forecasts, Moody’s historical default data and any other data relevant to the recoverability of the security. In 2016, the OTTI charges on corporate debt securities were mainly related to significant loss severity, unrealized foreign exchange losses on certain securities where forecasted recovery was uncertain, as well as our intent to sell.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

5.	INVESTMENTS (CONTINUED)

CMBS:
Our investments in CMBS are diversified and primarily rated AA or better, with a weighted average estimated subordination percentage of 36% at December 31, 2016 (2015: 32%). Based on discounted cash flows at December 31, 2016, the current level of subordination is sufficient to cover the estimated loan losses on the underlying collateral of the CMBS.
Non-agency RMBS:
For non-agency RMBS, our projected cash flows incorporated underlying data from widely accepted third-party data sources along with certain internal assumptions and judgments regarding the future performance of the security. These assumptions included the following: default, delinquency, loss severity and prepayment rates. The assumptions used to calculate the credit losses in 2016 have not changed significantly since December 31, 2015. At December 31, 2016, the fair value of our non-agency RMBS was $57 million (2015: $101 million), consisting primarily of $40 million (2015: $82 million) of Prime and $10 million (2015: $13 million) of Alt-A MBS. We have concluded there are no credit losses anticipated for any of our non-agency RMBS at December 31, 2016, other than those already recorded.
ABS:

Our investments in ABS at December 31, 2016 consist mainly of CLO debt tranched securities (“CLO Debt”) purchased primarily as new issues during 2013 through 2015.  Of these new issues all had credit ratings of AA or better. We utilize a scenario-based approach to reviewing our CLO Debt portfolio based on the current asset market price. We also review subordination levels of our securities to determine their ability to absorb credit losses of underlying collateral. If losses are forecast to be below the subordination level for the tranche held by us, the security is determined not to be impaired. We have concluded there are no credit losses anticipated for any of our CLO Debt at December 31, 2016.
Equity Securities
The OTTI losses on equity securities in 2016 and 2015 are primarily due to the severity of their unrealized loss positions, for which we concluded the forecast recovery period was uncertain. The recognition of such losses does not necessarily indicate that sales will occur or that sales are imminent or planned. At December 31, 2016, the fair value of our equities was $639 million (2015: $598 million), which included $12 million (2015: $9 million) of gross unrealized losses.

g)	Restricted Investments
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

At December 31,	2016	2015

Collateral in Trust for inter-company agreements	$2,792,776	$2,766,453
Collateral for secured letter of credit facility	445,482	481,023
Collateral in Trust for third party agreements (1)	777,076	551,985
Securities on deposit with regulatory authorities	50,005	57,597
Total restricted investments	$4,065,339	$3,857,058

(1)
Includes $376 million (2015: $232 million) of fixed income securities and equities deposited directly with Lloyd's to support the underwriting capacity of the Company's Lloyd's Syndicate, AXIS Syndicate 1686.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

5.	INVESTMENTS (CONTINUED)

h)	Reverse Repurchase Agreements

At December 31, 2016, we held $176 million (2015: $30 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents on our consolidated balance sheet. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, we receive principal and interest income. We monitor the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction.

6.	FAIR VALUE MEASUREMENTS

Fair Value Hierarchy

Fair value is defined as the price to sell an asset or transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants. U.S. GAAP prescribes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. The level in the hierarchy within which a given fair value measurement falls is determined based on the lowest level input that is significant to the measurement. The hierarchy is broken down into three levels as follows:

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

Valuation Techniques

The valuation techniques, including significant inputs and assumptions generally used to determine the fair values of our financial instruments as well as the classification of the fair values of our financial instruments in the fair value hierarchy are described in detail below.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

Fixed Maturities

At each valuation date, we use the market approach valuation technique to estimate the fair value of our fixed maturities portfolio, when possible. This market approach includes, but is not limited to, prices obtained from third party pricing services for identical or comparable securities and the use of “pricing matrix models” using observable market inputs such as yield curves, credit risks and spreads, measures of volatility, and prepayment speeds. Pricing from third party pricing services is sourced from multiple vendors, when available, and we maintain a vendor hierarchy by asset type based on historical pricing experience and vendor expertise. When prices are unavailable from pricing services, we obtain non-binding quotes from broker-dealers who are active in the corresponding markets. The valuation techniques including significant inputs generally used to determine the fair values of our fixed maturities by asset class as well as the classifications of the fair values of these securities in the fair value hierarchy are described in detail below.

U.S. government and agency

U.S. government and agency securities consist primarily of bonds issued by the U.S. Treasury and mortgage pass-through agencies such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. As the fair values of our U.S. Treasury securities are based on unadjusted market prices in active markets, the fair values of these securities are classified as Level 1. The fair values of U.S. government agency securities are determined using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads are observable market inputs, the fair values of U.S. government agency securities are classified as Level 2.

Non-U.S. government

Non-U.S. government securities include bonds issued by non-U.S. governments and their agencies along with supranational organizations (collectively also known as sovereign debt securities). The fair values of these securities are based on prices obtained from international indices or valuation models that include inputs such as interest rate yield curves, cross-currency basis index spreads and country credit spreads for structures similar to the sovereign bond in terms of issuer, maturity and seniority. As the significant inputs used to price these securities are observable market inputs, the fair values of non-U.S. government securities are classified as Level 2.

Corporate debt

Corporate debt securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. The fair values of these securities are generally determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As the yields for the risk-free yield curve and the spreads are observable market inputs, the fair values of corporate debt securities are classified as Level 2. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers to estimate fair value. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, the fair values of these securities are classified as Level 3.

Agency RMBS

Agency RMBS consist of bonds issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. The fair values of these securities are priced using a mortgage pool specific model which uses daily inputs from the active to be announced market and the spread associated with each mortgage pool based on vintage. As the significant inputs used to price these securities are observable market inputs, the fair values of Agency RMBS are classified as Level 2.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

CMBS

CMBS include mostly investment-grade bonds originated by non-agencies. The fair values of these securities are determined using a pricing model which uses dealer quotes and other available trade information along with security level characteristics to determine deal specific spreads. As the significant inputs used to price these securities are observable market inputs, the fair values of CMBS are classified as Level 2. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers to estimate fair value. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, the fair values of these securities are classified as Level 3.

Non-Agency RMBS

Non-Agency RMBS include mostly investment-grade bonds originated by non-agencies. The fair values of these securities are determined using an option adjusted spread model or other relevant models which use inputs including available trade information or broker quotes, prepayment and default projections based on historical statistics of the underlying collateral and current market data. As the significant inputs used to price these securities are observable market inputs, the fair values of Non-Agency RMBS are classified as Level 2.

ABS

ABS include mostly investment-grade bonds backed by pools of loans with a variety of underlying collateral, including automobile loan receivables, student loans, credit card receivables, and CLO Debt originated by a variety of financial institutions. The fair values of these securities are determined using a model which uses prepayment speeds and spreads sourced primarily from the new issue market. As the significant inputs used to price these securities are observable market inputs, the fair values of ABS are classified as Level 2. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers to estimate fair value. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, the fair values of these securities are classified as Level 3.

Municipals

Municipals comprise revenue and general obligation bonds issued by U.S. domiciled state and municipal entities. The fair values of these securities are determined using spreads obtained from the new issue market, trade prices and broker-dealers quotes. As the significant inputs used to price these securities are observable market inputs, the fair values of municipals are classified as Level 2.

Equity Securities

Equity securities include common stocks, exchange-traded funds and bond mutual funds. As the fair values of common stocks and exchange-traded funds are based on unadjusted quoted market prices in active markets, the fair values of these securities are classified as Level 1. As bond mutual funds have daily liquidity, with redemptions based on the NAV of the funds, the fair values of these securities are classified as Level 2.

Other Investments

Other privately held securities include convertible preferred shares, convertible notes and notes payable. These securities are initially valued at cost which approximates fair value. In subsequent measurement periods, the fair values of these securities are determined using an internally developed discounted cash flow model. As the significant inputs used to price these securities are unobservable, the fair values of these securities are classified as Level 3.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

Indirect investments in CLO-Equities are classified as Level 3 as the fair values of these securities are estimated using an income approach valuation technique (discounted cash flow model) due to the lack of observable and relevant trades in secondary markets. Direct investments in CLO-Equities are also classified as Level 3 as these securities are valued at the lower of liquidation value and fair value based on an internally developed discounted cash flow model is used.

Short-Term Investments

Short-term investments primarily comprise highly liquid securities with maturities greater than three months but less than one year from the date of purchase. These securities are classified as Level 2 as these securities are not typically actively traded due to their approaching maturity, and, as such, their amortized cost approximates fair value.

Derivative Instruments

Derivative Instruments include foreign currency forward contracts, interest rate swaps and commodity contracts that are customized to our economic hedging strategies and trade in the over-the-counter derivative market. The fair values of these derivatives are determined using the market approach valuation technique based on significant observable market inputs from third party pricing vendors, non-binding broker-dealer quotes and/or recent trading activity. Accordingly, the fair values of these derivatives are classified as Level 2.

Weather derivatives relate to non-exchange traded derivative-based risk management products addressing weather risks. The fair values of these derivatives are determined using observable market inputs and unobservable inputs in combination with industry or internally developed valuation and forecasting techniques. Accordingly, the fair values of these derivatives are classified as Level 3.

Insurance-linked Securities

Insurance-linked securities comprise an investment in a catastrophe bond. As pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers to estimate the fair values of these securities. Pricing is generally unavailable where there is a low volume of trading activity and current transactions are not orderly. Accordingly, the fair values of these securities are classified as Level 3.

Cash Settled Awards

Cash settled awards comprise restricted stock units that form part of our compensation program. Although the fair values of these awards are determined using observable quoted market prices in active markets, the stock units themselves are not actively traded. Accordingly, the fair values of these liabilities are classified as Level 2.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

The tables below present the financial instruments measured at fair value on a recurring basis for the periods indicated:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair value based on NAV practical expedient	Total Fair Value

At December 31, 2016
Assets
Fixed maturities
U.S. government and agency	$1,583,106	$72,963	$—	$—	$1,656,069
Non-U.S. government	—	565,834	—	—	565,834
Corporate debt	—	4,524,868	75,875	—	4,600,743
Agency RMBS	—	2,465,135	—	—	2,465,135
CMBS	—	663,176	3,061	—	666,237
Non-Agency RMBS	—	56,921	—	—	56,921
ABS	—	1,204,750	17,464	—	1,222,214
Municipals	—	163,961	—	—	163,961
	1,583,106	9,717,608	96,400	—	11,397,114
Equity securities
Common stocks	78	—	—	—	78
Exchange-traded funds	514,707	—	—	—	514,707
Bond mutual funds	—	123,959	—	—	123,959
	514,785	123,959	—	—	638,744
Other investments
Hedge funds	—	—	—	498,150	498,150
Direct lending funds	—	—	—	134,650	134,650
Private equity funds	—	—	—	81,223	81,223
Real estate funds	—	—	—	13,354	13,354
Other privately held investments	—	—	42,142	—	42,142
CLO-Equities	—	—	60,700	—	60,700
	—	—	102,842	727,377	830,219
Short-term investments	—	127,461	—	—	127,461
Other assets
Derivative instruments (see Note 7)	—	14,365	2,532	—	16,897
Insurance-linked securities	—	—	25,023	—	25,023
Total Assets	$2,097,891	$9,983,393	$226,797	$727,377	$13,035,458
Liabilities
Derivative instruments (see Note 7)	$—	$9,076	$6,500	$—	$15,576
Cash settled awards (see Note 16)	—	48,432	—	—	48,432
Total Liabilities	$—	$57,508	$6,500	$—	$64,008

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair value based on NAV practical expedient	Total Fair Value

At December 31, 2015
Assets
Fixed maturities
U.S. government and agency	$1,632,355	$19,594	$—	$—	$1,651,949
Non-U.S. government	—	739,005	—	—	739,005
Corporate debt	—	4,324,251	38,518	—	4,362,769
Agency RMBS	—	2,249,236	—	—	2,249,236
CMBS	—	1,072,376	10,922	—	1,083,298
Non-Agency RMBS	—	101,008	—	—	101,008
ABS	—	1,371,270	—	—	1,371,270
Municipals	—	161,214	—	—	161,214
	1,632,355	10,037,954	49,440	—	11,719,749
Equity securities
Common stocks	—	—	—	—	—
Exchange-traded funds	473,973	—	—	—	473,973
Bond mutual funds	—	124,025	—	—	124,025
	473,973	124,025	—	—	597,998
Other investments
Hedge funds	—	—	—	656,773	656,773
Direct lending funds	—	—	—	90,120	90,120
Private equity funds	—	—	—	—	—
Real estate funds	—	—	—	4,929	4,929
Other privately held investments	—	—	—	—	—
CLO-Equities	—	—	27,257	37,677	64,934
	—	—	27,257	789,499	816,756
Short-term investments	—	34,406	—	—	34,406
Other assets
Derivative instruments (see Note 7)	—	2,072	4,395	—	6,467
Insurance-linked securities	—	—	24,925	—	24,925
Total Assets	$2,106,328	$10,198,457	$106,017	$789,499	$13,200,301
Liabilities
Derivative instruments (see Note 7)	$—	$7,692	$10,937	$—	$18,629
Cash settled awards (see Note 16)	—	33,215	—	—	33,215
Total Liabilities	$—	$40,907	$10,937	$—	$51,844

During 2016 and 2015, we had no transfers between Levels 1 and 2.

Except for certain fixed maturities and insurance-linked securities which are priced using broker-dealer quotes (underlying inputs are not available), the following table quantifies the significant unobservable inputs used in estimating fair values at

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

December 31, 2016 for investments classified as Level 3 in the fair value hierarchy.

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

Other investments - CLO-Equities	$34,941	Discounted cash flow	Default rates	4.0%	4.0%
			Loss severity rate	35.0% - 53.5%	35.4%
			Collateral spreads	3.0% - 3.6%	3.0%
			Estimated maturity dates	2 - 6 years	6 years

	$25,759	Liquidation value	Fair value of collateral	100%	100%
			Discount margin	0.4% - 16.4%	2.0%

Other investments - Other privately held investments	42,142	Discounted cash flow	Discount rate	5.0% - 8.0%	7.2%

Derivatives - Weather derivatives, net	$(3,968)	Simulation model	Weather curve	1 - 5,545(1)	n/a (2)
			Weather standard deviation	1 - 1029(1)	n/a (2)

(1) Measured in Heating Degree Days ("HDD") which is the number of degrees the daily temperature is below a reference temperature. The cumulative HDD for the duration of the derivatives contract is compared to the strike value to determine the necessary settlement.

(2)
Due to the diversity of the portfolio, the range of unobservable inputs is wide; therefore, presentation of a weighted average is not useful. Weather parameters may include various temperature and/or precipitation measures that will naturally vary by geographic location of each counterparty's operations.

The CLO-Equities market continues to be relatively inactive with only a small number of transactions being observed, particularly as it relates to transactions involving our CLO-Equities. Accordingly, fair values of investments in CLO-Equities are determined using models. Given that all of our direct investments in CLO-Equities are past their reinvestment period, there is uncertainty regarding the remaining time until maturity. As such, direct investments in CLO-Equities are valued at the lower of the liquidation value and fair values based on an internally developed discounted cash flow model. Indirect investments in CLO-Equities are valued using a discounted cash flow model prepared by an external manager with similar inputs as our internally developed discounted cash flow model.

The liquidation valuation is based on the fair values of the net underlying collateral which is determined by applying market discount margins by credit quality bucket. An increase (decrease) in the market discount margin would result in a decrease (increase) in value of our CLO-Equities.

Regarding the discounted cash flow model, the default and loss severity rates are the most judgmental unobservable market inputs to which the valuation of CLO-Equities is most sensitive. A significant increase (decrease) in either of these significant inputs in isolation would result in lower (higher) fair value estimates for investments in CLO-Equities and, in general, a change in default rate assumptions would be accompanied by a directionally similar change in loss severity rate assumptions. Collateral spreads and estimated maturity dates are less judgmental inputs as they are based on the historical average of actual spreads and the weighted average life of the current underlying portfolios, respectively.  A significant increase (decrease) in either of these significant inputs in isolation would result in higher (lower) fair value estimates for investments in CLO-Equities. In general, these inputs have no significant interrelationship with each other or with default and loss severity rates.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

On a quarterly basis, our valuation process for CLO-Equities includes a review of the underlying collateral along with related discount margins by credit quality bucket used in the liquidation valuation and a review of the underlying cash flows and key assumptions used in the discounted cash flow model. The above significant unobservable inputs are reviewed and updated based on information obtained from secondary markets, including information received from the managers of our CLO-Equities portfolio. In order to assess the reasonableness of the inputs that are used in our models, we maintain an understanding of current market conditions, historical results, as well as emerging trends that may impact future cash flows. In addition, the assumptions we use in our models are updated through regular communication with industry participants and ongoing monitoring of the deals in which we participate (e.g. default and loss severity rate trends).

Other privately held securities are initially valued at cost which approximates fair value. In subsequent measurement periods, the fair values of these securities are determined using internally developed discounted cash flow models. These models include inputs specific to each investment. The inputs used in the fair value measurements include dividend or interest rates and appropriate discount rates. The selection of an appropriate discount rate is judgmental and is the most significant unobservable input used in the valuation of these securities. A significant increase (decrease) in this input in isolation could result in significantly lower (higher) fair value estimates for other privately held securities. Where relevant, we also consider the contractual agreements which stipulate methodologies for calculating the dividend rate to be paid upon liquidation, conversion or redemption. In order to assess the reasonableness of the inputs that are used in the discounted cash flow models, we maintain an understanding of current market conditions, historical results, as well as investee specific information that may impact future cash flows.

Weather derivatives relate to non-exchange traded risk management products addressing weather risks. The fair values of these derivatives are determined using market inputs and unobservable inputs in combination with industry or internally-developed valuation and forecasting techniques. The models may reference market price information for similar instruments. The pricing models are internally reviewed by Risk Management personnel prior to implementation and are reviewed periodically thereafter.

Observable and unobservable inputs to these models vary by contract type and would typically include the following:

•	Observable inputs: market prices for similar instruments, notional price, option strike, term to expiry, contractual limits;

•	Unobservable inputs: correlation; and

•	Both observable and unobservable inputs: weather curves, weather standard deviation.

In general, weather curves are the most significant input contributing to the determination of fair value estimates. Changes in this variable can result in higher or lower fair values depending on the underlying position. In addition, changes in any or all of the unobservable inputs identified above may contribute positively or negatively to overall portfolio value. The correlation input will quantify the interrelationship, if any, amongst the other variables.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

The following tables present changes in Level 3 for financial instruments measured at fair value on a recurring basis for the periods indicated:

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in earnings (1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gain/loss (3)

Year ended December 31, 2016
Fixed maturities
Corporate debt	$38,518	$5,733	$(4,955)	$(1,037)	$1,296	$48,298	$(4,371)	$(7,607)	$75,875	$—
CMBS	10,922	—	(2,516)	—	(192)	—	—	(5,153)	3,061	—
ABS	—	—	—	—	(917)	18,381	—	—	17,464	—
	49,440	5,733	(7,471)	(1,037)	187	66,679	(4,371)	(12,760)	96,400	—
Other investments
Other privately held investments	—	—	—	(2,263)	—	44,405	—	—	42,142	(2,263)
CLO-Equities	27,257	36,378	—	18,976	—	—	—	(21,911)	60,700	18,976
	27,257	36,378	—	16,713	—	44,405	—	(21,911)	102,842	16,713
Other assets
Derivative instruments	4,395	—	—	6,772	—	1,289	—	(9,924)	2,532	1,200
Insurance-linked securities	24,925	—	—	98	—	—	—	—	25,023	98
	29,320	—	—	6,870	—	1,289	—	(9,924)	27,555	1,298
Total assets	$106,017	$42,111	$(7,471)	$22,546	$187	$112,373	$(4,371)	$(44,595)	$226,797	$18,011

Other liabilities
Derivative instruments	10,937	—	—	1,862	—	2,723	—	(9,022)	6,500	(654)
Total liabilities	$10,937	$—	$—	$1,862	$—	$2,723	$—	$(9,022)	$6,500	$(654)

Year ended December 31, 2015
Fixed maturities
Corporate debt	$15,837	$—	$(7,903)	$(49)	$88	$39,225	$(1,723)	$(6,957)	$38,518	$—
CMBS	17,763	5,072	(9,902)	—	(647)	—	—	(1,364)	10,922	—
ABS	40,031	—	(39,951)	—	102	—	—	(182)	—	—
	73,631	5,072	(57,756)	(49)	(457)	39,225	(1,723)	(8,503)	49,440	—
Other investments
Other privately held investments	—	—	—	—	—	—	—	—	—	—
CLO-Equities	37,046	—	—	3,705	—	—	—	(13,494)	27,257	3,705
	37,046	—	—	3,705	—	—	—	(13,494)	27,257	3,705
Other assets
Derivative instruments	111	—	—	2,555	—	1,865	—	(136)	4,395	3,580
Insurance-linked securities	—	—	—	(75)	—	25,000	—	—	24,925	(75)
	111	—	—	2,480	—	26,865	—	(136)	29,320	3,505
Total assets	$110,788	$5,072	$(57,756)	$6,136	$(457)	$66,090	$(1,723)	$(22,133)	$106,017	$7,210

Other liabilities
Derivative instruments	15,288	—	—	(3,208)	—	4,795	—	(5,938)	10,937	8,337
Total liabilities	$15,288	$—	$—	$(3,208)	$—	$4,795	$—	$(5,938)	$10,937	$8,337

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
DECEMBER 31, 2016, 2015 AND 2014

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

The transfers into and out of fair value hierarchy levels reflect the fair values of the securities at the end of the reporting period.

Transfers into Level 3 from Level 2

The transfers into Level 3 from Level 2 made during 2016 were primarily due to the lack of observable market inputs and multiple quotes from pricing vendors and broker-dealers for certain fixed maturities and as the result of a change in valuation methodology relating to our CLO equity fund. An income approach valuation technique (discounted cash flow model) was used to estimate the fair value at December 31, 2016. As the NAV practical expedient is no longer used to determine fair value, the fair value of this fund is now categorized within the fair value hierarchy.

The transfers to Level 3 from Level 2 made during 2015 were primarily due to the lack of observable market inputs and multiple quotes from pricing vendors and broker-dealers for certain fixed maturities.

Transfers out of Level 3 into Level 2

The transfers into Level 2 from Level 3 made during 2016 were primarily due to the availability of observable market inputs and quotes from pricing vendors on certain fixed maturities.

The transfers into Level 2 from Level 3 made during 2015 were primarily due to a review of the pricing inputs used on certain ABS and corporate debt securities and the availability of quotes from pricing vendors on CMBS securities.

Measuring the Fair Value of Other Investments Using Net Asset Valuations

The fair values of hedge funds, direct lending funds, private equity funds and real estate funds are estimated using NAVs as advised by external fund managers or third party administrators. For these funds, NAVs are based on the manager's or administrator's valuation of the underlying holdings in accordance with the fund's governing documents and in accordance with U.S. GAAP.

If there is a reporting lag between the current period end and reporting date of the latest available fund valuation for any hedge fund, we estimate fair values by starting with the most recently available fund valuation and adjusting for return estimates as well as any subscriptions, redemptions and distributions that took place during the current period. Return estimates are obtained from the relevant fund managers. Accordingly, we do not typically have a reporting lag in fair value measurements of these funds. Historically, our valuation estimates incorporating these return estimates have not significantly diverged from the subsequently received NAVs.

For direct lending funds, private equity funds, real estate funds and one of our hedge funds, valuation statements are typically released on a three month reporting lag therefore the Company estimates fair value of these funds by starting with the prior quarter-end fund valuations and adjusting for capital calls, redemptions, drawdowns and distributions. Return estimates are not available from the relevant fund managers for these funds. Accordingly, we typically have a reporting lag in our fair value measurements of these funds. In 2016, funds reported on a lag represented 35% (2015: 18%) of our total other investments balance.

The Company often does not have access to financial information relating to the underlying securities held within the funds, therefore management is unable to corroborate the fair values placed on the securities underlying the asset valuations provided by fund managers or fund administrators. In order to assess the reasonableness of the NAVs, we perform a number of monitoring procedures on a quarterly basis, to assess the quality of the information provided by fund managers and funds administrators. These procedures include, but are not limited to, regular review and discussion of each fund's performance with its manager, regular evaluation of fund performance against applicable benchmarks and the backtesting of our fair value estimates against subsequently received NAVs. Backtesting involves comparing our previously reported fair values for each

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

6.	FAIR VALUE MEASUREMENTS (CONTINUED)

fund against NAVs per audited financial statements (for year-end values) and final NAVs from fund managers and fund administrators (for interim values).

The fair values of hedge funds, direct lending funds, private equity funds and real estate funds are measured using the NAV practical expedient, therefore the fair values of these funds have not been categorized within the fair value hierarchy.

Financial Instruments Disclosed, But Not Carried, at Fair Value

The fair value of financial instruments accounting guidance also applies to financial instruments disclosed, but not carried, at fair value, except for certain financial instruments, including insurance contracts.

The carrying values of cash and cash equivalents (including restricted amounts), accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated their fair values at December 31, 2016, due to their respective short maturities. As these financial instruments are not actively traded, their fair values are classified as Level 2.

The carrying value of mortgage loans held-for-investment approximated their fair value at December 31, 2016. The fair values of mortgage loans are primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk, or are determined from pricing for similar loans. As mortgage loans are not actively traded their fair values are classified as Level 3.

At December 31, 2016, senior notes are recorded at amortized cost with a carrying value of $993 million (2015: $992 million) and a fair value of $1,050 million (2015: $1,058 million). The fair values of these notes are based on prices obtained from a third party pricing service and are determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As these spreads and the yields for the risk-free yield curve are observable market inputs, the fair values of senior notes are classified as Level 2.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

7.	DERIVATIVE INSTRUMENTS

The following table summarizes the balance sheet classification of derivatives recorded at fair value. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of our derivative activities. Notional amounts are not reflective of credit risk.

None of our derivative instruments are designated as hedges under current accounting guidance.

	At December 31, 2016			At December 31, 2015
	Derivative Notional Amount	Asset Derivative Fair Value(1)	Liability Derivative Fair Value(1)	Derivative Notional Amount	Asset Derivative Fair Value(1)	Liability Derivative Fair Value(1)

Relating to investment portfolio:
Foreign exchange forward contracts	$195,979	$12,331	$87	$198,406	$490	$837
Interest rate swaps	—	—	—	—	—	—

Relating to underwriting portfolio:
Foreign exchange forward contracts	492,899	2,034	8,989	692,023	1,582	6,855
Weather-related contracts	67,957	2,532	6,500	51,395	4,395	10,937
Commodity contracts	—	—	—	—	—	—
Total derivatives		$16,897	$15,576		$6,467	$18,629

(1)	Asset and liability derivatives are classified within other assets and other liabilities on the Consolidated Balance Sheets.

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

	December 31, 2016			December 31, 2015
	Gross Amounts	Gross Amounts Offset	Net Amounts(1)	Gross Amounts	Gross Amounts Offset	Net Amounts(1)

Derivative assets	$22,270	$(5,373)	$16,897	$14,336	$(7,869)	$6,467
Derivative liabilities	$20,949	$(5,373)	$15,576	$26,498	$(7,869)	$18,629

(1)	Net asset and liability derivatives are classified within other assets and other liabilities on the Consolidated Balance Sheets.

Refer to Note 5 'Investments' for information on reverse repurchase agreements.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

7.	DERIVATIVE INSTRUMENTS (CONTINUED)

The total unrealized and realized gains (losses) recognized in earnings for derivatives not designated as hedges were as follows:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative

		2016	2015	2014

Relating to investment portfolio:
Foreign exchange forward contracts	Net realized investment gains (losses)	$10,929	$11,265	$10,333
Interest rate swaps	Net realized investment gains (losses)	—	(4,006)	(19,936)
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange gains (losses)	(8,179)	(25,412)	(10,363)
Weather-related contracts	Other insurance related income (loss)	4,910	(3,005)	(5,373)
Commodity contracts	Other insurance related income (loss)	(2,382)	(1,814)	8,328
Total		$5,278	$(22,972)	$(17,011)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

8.	RESERVE FOR LOSSES AND LOSS EXPENSES

Reserving Methodology

The reserving process begins with the collection and analysis of paid and incurred claim data for each of our segments. The segmental data is disaggregated by reserving class and further disaggregated by either accident year (i.e. the year in which the loss event occurred) or by underwriting year (i.e. the year in which the contract generating the premium and losses incepted). We use underwriting year information to analyze our reinsurance business and subsequently allocate reserves to the respective accident years. Our reserving classes are selected to ensure that the underlying contracts have homogeneous loss development characteristics, while remaining large enough to make the estimation of trends credible. This data, in addition to industry benchmarks, serves as a key input to many of the methods employed by our actuaries. The relative weights assigned to our own historical loss data versus industry data vary according to the length of the development profile for the reserving class being evaluated. At present, we generally give more weight to our own experience (and, correspondingly, less weight to industry data) for reserving classes with short and medium claim tails. For some of our longer tail reserving classes we give material weight to industry data. (See ‘Net Incurred and Paid Claims Development Tables By Accident Year’ below for more detailed information by reserving class.)

The following tables reconcile reserving classes to the lines of business categories and the expected claim tails:

Insurance Segment
Reported Lines of Business

Reserving Classes	Tail	Property	Marine	Terrorism	Aviation	Credit and Political Risk	Professional Lines	Liability	Accident and Health

Property and Other	Short	X		X					X
Marine	Short		X
Aviation	Short				X
Credit and Political Risk	Medium					X
Professional Lines	Medium						X
Liability	Long							X

Reinsurance Segment
Reported Lines of Business

Reserving Classes	Tail	Catastrophe	Property	Credit and Surety	Professional Lines	Motor	Liability	Engineering	Agriculture	Marine and Other

Property and Other	Short	X	X					X	X	X
Credit and Surety	Medium			X
Professional Lines	Medium				X
Motor	Long					X
Liability	Long						X

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

8.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

The following is a brief description of the reserve estimation methods commonly employed by our actuaries:

•
Expected Loss Ratio Method (“ELR Method”): This method estimates ultimate losses for an accident year or underwriting year by applying an expected loss ratio to the earned or written premium for that year. Generally, expected loss ratios are based on one or more of (a) an analysis of historical loss experience to date, (b) pricing information and (c) industry data, adjusted as appropriate, to reflect changes in rates and terms and conditions. This method is insensitive to actual incurred losses for the accident year or underwriting year in question and is, therefore, often useful in the early stages of development when very few losses have been incurred. Conversely, the lack of sensitivity to incurred/paid losses for the accident year or underwriting year in question means that this method is usually inappropriate in later stages of an accident year or underwriting year’s development.

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

•
Bornhuetter-Ferguson Method (“BF Method”): This method can be seen as a combination of the ELR and Loss Development Methods, under which the Loss Development Method is given progressively more weight as an accident year or underwriting year matures. The main advantage of the BF Method is that it provides a more stable estimate of ultimate losses than the Loss Development Method at earlier stages of development, while remaining more sensitive to emerging loss development than the ELR Method. In addition, the BF Method allows for the incorporation of external market information through the use of expected loss ratios, whereas the Loss Development Method does not incorporate such information.

As part of our loss reserve review process, our actuaries employ the estimation method(s) that they believe will produce the most reliable estimate of ultimate losses, at that particular evaluation date, for each reserving class and accident year or underwriting year combination. Often, this is a blend (i.e. weighted average) of the results of two or more appropriate actuarial methods. These ultimate loss estimates are generally utilized to evaluate the adequacy of our ultimate loss estimates for previous accident or underwriting years, as established in the prior reporting period. For the initial estimate of the current accident or underwriting year, the available claim data is typically insufficient to produce a reliable estimate of ultimate losses. As a result, our initial estimate for an accident or underwriting year is generally based on the ELR Method for longer tailed lines and a BF Method for shorter tailed lines. The initial ELR for each reserving class is established collaboratively by our actuaries, underwriters and management at the start of the year as part of the planning process, taking into consideration prior accident years’ or underwriting years' experience and industry benchmarks, adjusted after considering factors such as exposure trends, rate differences, changes in contract terms and conditions, business mix changes and other known differences between the current year and prior accident or underwriting years. The initial expected loss ratios for a given accident or underwriting year may be modified over time if the underlying assumptions, such as loss development or premium rate changes, differ from the original assumptions.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

8.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

The use of the above actuarial methods requires us to make certain explicit assumptions, the most significant of which are: (1) expected loss ratios and (2) loss development patterns.
In our earlier years, we placed significant reliance on industry benchmarks in establishing our expected loss ratios and loss development patterns. Over time, we have placed more reliance on our historical loss experience in establishing these ratios and patterns where we believe the weight of our own actual experience has become sufficiently credible for consideration. In establishing expected loss ratios for our insurance segment, we give consideration to a number of other factors, including exposure trends, rate adequacy on new and renewal business, ceded reinsurance costs, changes in claims emergence and our underwriters’ view of terms and conditions in the market environment. For our reinsurance segment, expected loss ratios are based on a contract-by-contract review, which considers information provided by clients together with estimates provided by our underwriters and actuaries about the impact of changes in pricing, terms and conditions and coverage. We also have considered the market experience of some classes of business as compiled and analyzed by an independent actuarial firm, as appropriate. The weight given to our experience differs for each of our three claim tails.

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

Our medium-tail business generally has claim reporting and settlement periods longer than those of our short-tail reserving classes. For our earliest accident and underwriting years, our initial key actuarial expected loss ratio and loss development assumptions were established utilizing industry benchmarks. Due to the longer claim tail, the length of time required to develop our own credible loss history for use in the reserving process is greater for our medium-tail business than for our short-tail business. As a result, the number of years where we relied heavily on industry benchmarks to establish our key actuarial assumptions is greater for our medium-tail business.

The claim tails for our long-tail business, in contrast to our short and medium-tail business, is expected to be notably longer, as claims are often reported and ultimately paid or settled years, or even decades, after the related loss events occur. As a general rule, our estimates of accident year or underwriting year ultimate losses for our long-tail business are notably more uncertain than those for our short and medium-tail business. To date, our key actuarial assumptions for our long-tail business have been derived extensively from industry benchmarks supplemented with our own historical experience. Given our relatively short operating history in comparison to the development tail for this business, we do not believe that our own historical loss development for our long-tail business has amassed an appropriate volume to serve as a fully credible input into the key actuarial assumptions previously outlined. While we consider industry benchmarks that we believe reflect the nature and coverage of our business, our actual loss experience may differ from the benchmarks based on industry averages. Due to the length of the development tail for this business, our reserve estimates for most accident years and underwriting years are predominantly based on the BF or ELR method and the consideration of qualitative factors.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

8.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

We cannot estimate losses from widespread catastrophic events, such as hurricanes and earthquakes, using the traditional actuarial methods described above. Rather, loss reserves for such events are estimated by management in collaboration with our actuaries, claim handlers and underwriters after a catastrophe occurs by completing an in-depth analysis of individual contracts which may potentially be impacted by the catastrophic event. This in-depth analysis may rely on several sources of information, including: (1) estimates of the size of insured industry losses from the catastrophic event and our corresponding market share; (2) a review of our portfolio of contracts performed to identify those contracts which may be exposed to the catastrophic event; (3) a review of modeled loss estimates based on information previously reported by customers and brokers, including exposure data obtained during the underwriting process; (4) discussions of the impact of the event with our customers and brokers and (5) catastrophe bulletins published by various independent statistical reporting agencies. We generally use a blend of these information sources to arrive at our aggregate estimate of the ultimate losses arising from the catastrophic event. In subsequent reporting periods, we review changes in paid and incurred losses in relation to each significant catastrophe and adjust our estimates of ultimate losses for each event if there are developments that are different from our previous expectations. Adjustments are recorded in the period in which they are identified.

Our reserving process involves the collaboration of our underwriting, claims, actuarial, legal, ceded reinsurance and finance departments, includes various segmental committee meetings and culminates with the approval of a single point best estimate by our Group Reserving Committee, which comprises senior management. In selecting this best estimate, management considers actuarial estimates and applies informed judgment regarding qualitative factors that may not be fully captured in these actuarial estimates. Such factors include, but are not limited to: the timing of the emergence of claims, volume and complexity of claims, social and judicial trends, potential severity of individual claims and the extent of internal historical loss data versus industry information. While these qualitative factors are considered in arriving at the point estimate, no specific provisions for qualitative factors are established.

Reserve for Losses and Loss Expenses

Our gross reserve for losses and loss expenses comprise the following:

As of December 31,	2016	2015

Reserve for reported losses and loss expenses	$3,358,514	$3,253,080
Reserve for losses incurred but not reported	6,339,313	6,393,205
Reserve for losses and loss expenses	$9,697,827	$9,646,285

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

8.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reserve Roll-Forward

The following table presents a reconciliation of our beginning and ending gross reserve for losses and loss expenses and net reserve for unpaid losses and loss expenses for the years indicated:

Year ended December 31,	2016	2015	2014

Gross reserve for losses and loss expenses, beginning of year	$9,646,285	$9,596,797	$9,582,140
Less reinsurance recoverable on unpaid losses, beginning of year	(2,031,309)	(1,890,280)	(1,900,112)
Net reserve for unpaid losses and loss expenses, beginning of year	7,614,976	7,706,517	7,682,028

Net incurred losses and loss expenses related to:
Current year	2,496,574	2,419,247	2,445,666
Prior years	(292,377)	(243,048)	(258,944)
	2,204,197	2,176,199	2,186,722
Net paid losses and loss expenses related to:
Current year	(428,153)	(343,063)	(387,197)
Prior years	(1,763,696)	(1,709,659)	(1,544,664)
	(2,191,849)	(2,052,722)	(1,931,861)

Foreign exchange and other	(205,606)	(215,018)	(230,372)

Net reserve for unpaid losses and loss expenses, end of year	7,421,718	7,614,976	7,706,517
Reinsurance recoverable on unpaid losses, end of year	2,276,109	2,031,309	1,890,280
Gross reserve for losses and loss expenses, end of year	$9,697,827	$9,646,285	$9,596,797

We write business with loss experience generally characterized as low frequency and high severity in nature, which can result in volatility in our financial results. During 2016, 2015 and 2014, respectively, we recognized aggregate net losses and loss expenses, net of reinstatement premiums of $204 million, $100 million and $93 million in relation to catastrophe and weather-related events.

During April 2016, the Company entered into a quota share and adverse development cover reinsurance agreement, a retroactive contract which was deemed to have met the established criteria for retroactive reinsurance accounting. Foreign exchange and other includes reinsurance recoverables of $150 million related to this reinsurance agreement.

Prior Year Development

Prior year reserve development arises from changes to loss and loss expense estimates related to loss events that occurred in previous calendar years. Such development is summarized by segment in the following table:

	Insurance	Reinsurance	Total

Year ended December 31, 2016	$55,905	$236,472	$292,377
Year ended December 31, 2015	23,447	219,601	243,048
Year ended December 31, 2014	63,735	195,209	258,944

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

8.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

The majority of the net favorable prior year reserve development in each period related to short-tail reserve classes. Net favorable prior year reserve development for motor, liability, professional lines, and credit and surety reinsurance reserve classes as well as insurance professional lines reserve classes also contributed in 2016.

Our short tail business includes the underlying exposures in our property and other, marine and aviation reserve classes within our insurance segment and the property and other reserve class within our reinsurance segment. Development from these classes contributed $148 million, $152 million and $207 million of the total net favorable prior year reserve development in 2016, 2015 and 2014, respectively, and primarily reflected the recognition of better than expected loss emergence.

Our medium-tail business consists primarily of professional insurance and reinsurance reserve classes, credit and political risk insurance reserve class, and credit and surety reinsurance reserve class. Our reinsurance professional reserve class business recognized $30 million, $38 million and $33 million of net favorable prior year development in 2016, 2015 and 2014, respectively. The 2016, 2015 and 2014 favorable loss developments on these reserve classes continued to reflect the generally favorable experience on earlier accident years as we continued to transition to more experience based methods. As our loss experience has generally been better than expected, this resulted in the recognition of net favorable prior year reserve development. In 2016, the insurance professional lines recorded $14 million of net favorable prior year development driven by overall better than expected development. In 2015, the insurance professional lines recorded adverse prior year reserve development of $14 million which was primarily the result of strengthening our Australian book of business during the third quarter of 2015. Our credit and surety lines recorded net favorable prior year reserve development of $10 million and $27 million in 2016 and 2015, respectively. This net favorable prior year reserve development reflected the recognition of generally better than expected loss emergence. In 2015, net adverse development of $15 million was recognized in our in credit and political risk insurance lines relating primarily to an increase in loss estimates for one specific claim.

Our long-tail business consists primarily of liability and motor reserve classes. In 2016, 2015 and 2014, our motor and reinsurance liability reserve classes contributed net favorable prior year reserve development of $99 million, $82 million and $40 million, respectively. The net favorable prior year reserve development for the motor reserve class related to favorable loss emergence trends on several classes of business spanning multiple accident years. The net favorable prior year reserve development for our reinsurance liability reserve class primarily reflected the progressively increased weight given by management to experience based indications on older accident years, which has generally been favorable. This favorable development was partially offset by adverse development in our insurance liability reserve class of $8 million, $27 million and $23 million in 2016, 2015 and 2014, respectively, related primarily to an increase in loss estimates for specific individual claim reserves as well as a higher frequency of large auto liability claims which impacted the adverse reserve development in
2015.

Our December 31, 2016 net reserve for losses and loss expenses includes estimated amounts for numerous catastrophe events. We caution that the magnitude and/or complexity of losses arising from certain of these events, in particular the Hurricane Matthew, Fort McMurray wildfires, Storm Sandy, the 2011 Japanese earthquake and tsunami, the 2010-11 New Zealand earthquakes and the Tianjin port explosion, inherently increases the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserves for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.

Net Incurred and Paid Claims Development Tables By Accident Year

The following tables present net incurred and paid claims development by accident year, total incurred-but-not-reported liabilities plus expected development on reported claims, cumulative reported claims frequency and claims duration for each reserve class. The development triangles are presented on an accident year basis for both our Insurance and Reinsurance segments. We do not discount our unpaid losses and loss expense reserves.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

8.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Non-U.S. dollar denominated loss data is converted to U.S dollar at the rates of exchange in effect at the balance sheet date for material underlying currencies. Fluctuations in currency exchange rates may cause material shifts in loss development. Reserves for losses and loss expenses, disclosed on our consolidated balance sheets, are also revalued using the exchange rate at the balance sheet date.

There are many considerations in establishing loss reserves and an attempt to evaluate our loss reserves using solely the data presented in these tables could be misleading. We caution against mechanical application of standard actuarial methodologies to project ultimate losses using data presented in this disclosure.

Insurance Segment

The reporting of cumulative claims frequency for the reserve classes within our Insurance segment has been measured by counting the number of unique claim references including claim references assigned to nil and nominal case reserves. Claim references are grouped by claimant by loss event for each class of business. For certain insurance facilities and business produced by managing general agents where underlying data is reported to the Company in an aggregated format, the information necessary to provide cumulative claims frequency is not available therefore reporting of claims frequency is deemed to be impracticable.

Insurance Property and Other

This reserve class includes our property, terrorism and accident and health lines of business. Our property line of business provides physical loss or damage, business interruption and machinery breakdown coverage for virtually all types of property, including commercial buildings, residential premises, construction projects and onshore energy installations. This line of business consists of both primary and excess risks, some of which are catastrophe-exposed. Our terrorism line of business provides coverage for physical damage and business interruption of an insured following an act of terrorism. Our accident and health line of business includes accidental death, travel insurance and specialty health products for employer and affinity groups, as well as accident and health reinsurance for catastrophic or per life events on a quota share and/or excess of loss basis, with aggregate and/or per person deductibles. The accident and health line of business has contributed an increasing portion of the premium earned within this reserve class from 2010 forward with a large increase in reported claims observed from 2012. In general, paid and reporting patterns are relatively short-tailed although they can be volatile due to the incidence of catastrophe events.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

8.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance Property and Other
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										At December 31, 2016
	For the Years Ended December 31,										Total of Incurred-But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2007 Unaudited	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016
2007	$209,411	$162,796	$160,343	$151,107	$149,236	$149,580	$148,350	$147,875	$147,552	$147,178	$449	834
2008		318,702	273,666	265,330	255,880	240,324	238,882	234,488	232,738	231,713	2,017	1,573
2009			120,169	101,823	92,505	85,202	83,139	80,983	81,204	80,880	815	1,483
2010				182,337	155,368	147,867	122,700	117,130	116,193	115,888	469	2,309
2011					386,326	364,736	340,974	317,110	316,756	315,517	2,583	3,736
2012						463,117	470,059	446,790	426,457	422,394	9,381	27,679
2013							421,113	414,793	387,086	381,573	10,120	51,231
2014								471,402	467,335	442,392	19,696	60,120
2015									378,216	375,867	38,959	43,312
2016										519,834	189,742	51,460
									Total	$3,033,236

Insurance Property and Other
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2007 Unaudited	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016
2007	$54,533	$105,253	$126,050	$134,379	$137,481	$139,931	$146,404	$146,717	$146,807	$146,563
2008		83,640	164,425	186,147	197,852	224,874	227,438	229,498	228,989	228,945
2009			34,370	63,009	71,529	75,366	76,212	77,228	79,435	79,717
2010				48,970	87,621	96,449	107,257	111,450	111,543	111,349
2011					88,982	221,701	282,382	304,349	305,184	305,007
2012						107,441	278,331	341,818	364,966	372,567
2013							128,519	302,372	345,866	359,867
2014								173,615	345,785	398,150
2015									124,166	280,577
2016										173,233
Total										2,455,975

All outstanding liabilities before 2007, net of reinsurance										5,376

Liabilities for claims and claim adjustment expenses, net of reinsurance										$582,637

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

8.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance Property and Other
Average annual percentage payout of incurred claims by age, net of reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
35.1%	38.5%	12.4%	5.9%	3.4%	0.8%	2.0%	0.1%	0.1%	(0.2)%

Insurance Marine

This reserve class comprises our marine line of business and provides coverage for traditional marine classes, including offshore energy, cargo, liability, recreational marine, fine art, specie as well as hull and war. Offshore energy coverage includes physical damage, business interruption, operators extra expense and liability coverage for all aspects of offshore upstream energy, from exploration and construction through the operation and distribution phases. The complex nature of claims arising under our marine policies tends to result in payment and reporting patterns that are longer than those of our property and other class. Exposure to natural perils such as windstorm and earthquake can result in volatility.

Insurance Marine
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										At December 31, 2016
	For the Years Ended December 31,										Total of Incurred-But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2007 Unaudited	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016
2007	$96,533	$95,994	$106,228	$100,962	$97,949	$96,304	$94,612	$92,405	$92,077	$92,063	$257	684
2008		107,697	108,208	103,287	102,201	95,006	88,612	84,848	84,483	84,221	324	516
2009			82,075	75,532	71,049	65,787	58,383	56,208	54,774	53,652	531	475
2010				67,916	69,312	65,198	52,161	50,248	47,397	45,934	(1,368)	472
2011					90,608	78,293	72,137	65,383	65,363	65,572	2,449	602
2012						89,663	82,344	68,315	70,404	71,370	9,821	697
2013							79,011	99,885	94,917	95,954	9,907	727
2014								59,880	44,221	47,870	8,864	794
2015									158,240	138,915	23,853	850
2016										86,115	41,293	804
									Total	$781,666

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

8.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance Marine
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2007 Unaudited	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016
2007	$14,828	$35,176	$57,907	$76,551	$82,021	$85,219	$85,211	$86,792	$90,115	$90,267
2008		22,745	54,266	70,590	78,641	79,737	83,465	83,546	83,692	83,772
2009			18,938	31,745	40,968	44,535	46,490	47,082	49,588	49,845
2010				17,387	27,822	32,327	41,158	43,962	44,730	45,634
2011					26,431	44,004	54,618	57,677	59,481	60,181
2012						10,669	38,301	44,463	49,100	49,891
2013							18,309	43,193	53,633	61,737
2014								6,359	14,877	26,111
2015									21,584	54,575
2016										12,459
Total										534,472

All outstanding liabilities before 2007, net of reinsurance										6,114

Liabilities for claims and claim adjustment expenses, net of reinsurance										$253,308

Insurance Marine
Average annual percentage payout of incurred claims by age, net of reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
23.4%	26.6%	16.3%	10.8%	3.5%	2.4%	1.7%	0.8%	1.9%	0.2%

Insurance Aviation

This reserve class comprises our aviation line of business and provides hull and liability and specific war coverage primarily for passenger airlines but also for cargo operations, general aviation operations, airports, aviation authorities, security firms and product manufacturers. The claims reporting pattern varies by coverage. Losses arising from war/terrorism and damage to hulls of aircraft are generally reported quickly. This is to be contrasted with liability claims which involve passengers and third parties and generally exhibit longer reporting and paid patterns. To date, the claims we have been advised of have predominantly related to damage to hulls, hence our payment and reporting patterns have typically exhibited a relatively short tail.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

8.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance Aviation
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										At December 31, 2016
	For the Years Ended December 31,										Total of Incurred-But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2007 Unaudited	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016
2007	$29,801	$25,466	$22,682	$17,043	$16,756	$16,352	$14,427	$12,958	$12,853	$12,422	$53	270
2008		14,480	12,009	8,504	8,341	8,243	7,095	5,925	5,840	5,985	91	187
2009			17,408	14,490	18,680	18,007	16,835	16,535	15,351	14,519	176	317
2010				12,629	11,383	11,095	9,419	8,444	8,370	8,418	253	516
2011					17,721	15,377	12,763	9,536	8,404	7,257	434	730
2012						12,772	10,642	10,764	8,678	7,728	499	866
2013							15,647	16,313	15,179	15,223	1,010	1,005
2014								20,429	23,016	24,322	2,969	1,255
2015									29,748	28,453	4,999	1,751
2016										29,135	9,919	1,143
									Total	$153,462

Insurance Aviation
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2007 Unaudited	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016
2007	$2,400	$6,692	$9,219	$10,498	$11,100	$11,781	$12,129	$12,126	$12,148	$12,182
2008		488	2,057	3,074	3,655	4,205	4,475	4,651	5,258	5,514
2009			2,022	3,516	6,957	12,697	13,819	14,183	14,120	13,617
2010				745	3,819	5,995	6,567	7,230	7,345	7,788
2011					638	2,813	4,499	5,015	5,547	5,796
2012						951	2,848	4,133	5,927	6,793
2013							4,398	7,317	9,731	11,427
2014								3,985	8,011	11,672
2015									8,077	16,137
2016										10,396
Total										101,322

All outstanding liabilities before 2007, net of reinsurance										2,410

Liabilities for claims and claim adjustment expenses, net of reinsurance										$54,550

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

8.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance Aviation
Average annual percentage payout of incurred claims by age, net of reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
18.1%	25.1%	19.7%	15.4%	8.0%	3.5%	2.7%	2.2%	2.3%	0.3%

Insurance Credit and Political Risk

This reserve class comprises our credit and political risk line of business and provides credit and political risk insurance products for banks and corporations. Coverage is provided for a range of risks including sovereign default, credit default, political violence, currency inconvertibility and non-transfer, expropriation, aircraft non-repossession and contract frustration due to political events. The credit insurance coverage is primarily for lenders seeking to mitigate the risk of non-payment from their borrowers. For the credit insurance contracts, it is necessary for the buyer of the insurance (most often a bank) to hold an insured asset (most often an underlying loan) in order to claim compensation under the insurance contract. Claims for this business tend to be characterized by their severity risk, as opposed to their frequency risk. Therefore, claim payment and reporting patterns are anticipated to be volatile. Under the notification provisions of our credit insurance, we anticipate being advised of an insured event within a relatively short time period. As a result, we generally estimate ultimate losses based on a contract-by-contract analysis which considers the contracts’ terms, the facts and circumstances of underlying loss events and qualitative input from claims managers.

Insurance Credit and Political Risk
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										At December 31, 2016
	For the Years Ended December 31,										Total of Incurred-But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2007 Unaudited	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016
2007	$50,812	$44,972	$16,695	$5,253	$898	$898	$3,609	$3,642	$3,667	$2,741	$200	2
2008		52,993	63,552	48,715	45,554	45,551	45,551	45,600	45,200	44,410	—	9
2009			248,082	305,277	326,017	335,525	335,398	335,258	335,278	339,557	1,740	24
2010				62,415	63,179	63,259	65,595	64,975	65,009	72,099	6,900	6
2011					58,154	48,665	47,706	48,361	48,333	45,036	17,400	4
2012						32,602	15,672	12,435	12,447	10,319	10,282	4
2013							26,439	25,684	9,759	9,880	1,600	1
2014								38,825	70,712	67,109	9,247	5
2015									30,329	30,368	7,059	3
2016										43,756	19,043	1
									Total	$665,275

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

8.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance Credit and Political Risk
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2007 Unaudited	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016
2007	$—	$2,798	$4,263	$4,236	$4,236	$4,236	$4,236	$4,236	$4,236	$4,236
2008		—	69,217	45,625	45,638	45,379	45,379	44,410	44,410	44,410
2009			92,841	344,648	346,248	346,209	341,564	345,508	345,507	345,555
2010				50,000	85,418	90,729	106,766	101,784	101,946	102,152
2011					32,788	37,205	27,636	27,636	27,636	27,636
2012						—	—	—	—	36
2013							745	2,235	3,726	5,216
2014								1,924	39,951	61,108
2015									—	23,309
2016										—
Total										613,658

All outstanding liabilities before 2007, net of reinsurance										20

Liabilities for claims and claim adjustment expenses, net of reinsurance										$51,637

Insurance Credit and Political Risk
Average annual percentage payout of incurred claims by age, net of reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
18.0%	60.0%	4.2%	5.2%	(1.4)%	0.3%	(0.5)%	—%	—%	—%

Insurance Professional Lines

This reserve class comprises our professional line of business and provides coverage for directors’ and officers’ liability, errors and omissions liability, employment practices liability, fiduciary liability, crime, professional indemnity, medical malpractice and other financial insurance related coverages for commercial enterprises, financial institutions and not-for-profit organizations. This business is predominantly written on a claims-made basis. Typically this reserve class is anticipated to exhibit medium to long tail claim reporting and settlement patterns.

With respect to our key actuarial assumptions, we are progressively giving more weight to our own experience when establishing our expected loss ratios and our selected loss development patterns, though we continue to consider industry benchmarks. Loss reporting patterns for professional lines business tend to be volatile, causing instability in actuarial indications based on incurred loss data until an accident year matures for a number of years. Consequently, our initial loss reserves for an accident year are generally based upon an ELR method and the consideration of relevant qualitative factors. As accident years mature, we increasingly give more weight to methods that reflect our actual experience until our selections are based almost exclusively on experience-based methods. We evaluate the appropriateness of the transition to experience-based methods at the reserving class level, commencing this transition when we believe that our incurred loss development is sufficient to produce meaningful actuarial indications. The rate at which we transition fully to sole reliance on experience-based methods can vary, depending on our assessment of the stability and relevance of such indications. For some professional lines in our insurance segment, we also

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

8.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

rely upon the evaluation of the open claim inventory in addition to the commonly employed actuarial methods when establishing reserves.

Insurance Professional Lines
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										At December 31, 2016
	For the Years Ended December 31,										Total of Incurred-But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2007 Unaudited	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016
2007	$221,212	$247,155	$249,780	$248,741	$221,708	$217,901	$201,294	$202,636	$197,765	$196,562	$4,683	3,596
2008		240,809	279,486	280,329	299,422	295,953	309,268	328,628	326,623	324,197	23,024	4,582
2009			251,995	257,354	258,134	256,731	263,157	245,939	247,495	223,700	14,856	6,148
2010				251,985	257,527	255,337	218,436	195,831	173,104	195,869	44,799	5,975
2011					341,302	342,063	359,448	348,860	355,008	368,830	69,175	7,633
2012						353,693	399,610	401,976	408,870	397,517	108,180	8,805
2013							410,537	425,400	430,517	398,776	161,370	9,835
2014								435,447	443,665	451,917	244,910	10,017
2015									401,941	401,660	277,836	10,178
2016										348,076	312,698	8,935
									Total	$3,307,104

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

8.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance Professional Lines
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2007 Unaudited	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016
2007	$3,817	$18,301	$49,258	$102,031	$114,021	$139,144	$150,649	$161,153	$168,368	$169,572
2008		5,154	22,565	68,355	125,594	167,923	189,952	214,542	249,050	267,314
2009			4,251	24,559	49,396	76,121	105,510	117,174	136,271	174,032
2010				8,179	30,353	57,282	78,663	96,431	109,403	119,939
2011					8,470	36,396	78,605	117,097	177,629	250,219
2012						8,895	44,804	106,822	194,031	240,671
2013							18,305	75,901	136,542	182,468
2014								25,351	73,828	132,966
2015									20,745	68,050
2016										15,707
Total										1,620,938

All outstanding liabilities before 2007, net of reinsurance										31,393

Liabilities for claims and claim adjustment expenses, net of reinsurance										$1,717,559

Insurance Professional Lines
Average annual percentage payout of incurred claims by age, net of reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
3.4%	9.6%	13.7%	15.9%	11.6%	10.2%	6.9%	10.9%	4.7%	0.6%

Insurance Liability

This reserve class comprises our liability line of business and primarily targets primary and low/mid-level excess and umbrella commercial liability risks in the U.S. wholesale markets. Target industry sectors include construction, manufacturing, transportation and trucking and other services. The delay between the writing of a contract, notification and subsequent settlement of a claim in respect of that contract results in claim payment and reporting patterns that are typically long tail in nature. A consequence of the claim development tail is that this line of business is particularly exposed, amongst a number of uncertainties, to the potential for unanticipated levels of claim inflation relative to that assumed when the contracts were written. Factors influencing claim inflation on this class can include, but are not limited to, underlying economic and medical inflation, judicial inflation, mass tort and changing social trends.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

8.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance Liability
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										At December 31, 2016
	For the Years Ended December 31,										Total of Incurred-But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2007 Unaudited	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016
2007	$100,380	$88,102	$95,435	$98,625	$98,851	$99,483	$102,010	$101,299	$97,526	$97,078	$12,107	3,766
2008		82,969	79,836	80,947	81,785	82,225	81,949	101,589	102,444	108,189	20,340	3,697
2009			61,469	64,017	67,410	67,869	76,431	83,281	101,179	98,384	11,813	2,735
2010				79,406	94,222	98,637	98,115	99,574	98,064	105,123	15,988	2,196
2011					72,586	75,329	83,118	87,059	85,243	83,730	20,189	1,776
2012						70,836	70,608	73,280	70,769	68,179	23,448	1,215
2013							92,146	94,171	94,247	87,491	36,011	1,494
2014								106,121	122,583	128,465	55,811	2,240
2015									127,318	125,844	83,145	2,970
2016										123,233	107,850	3,099
									Total	$1,025,716

Insurance Liability
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2007 Unaudited	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016
2007	$436	$5,968	$22,206	$40,853	$52,660	$60,080	$69,335	$76,411	$80,150	$82,449
2008		1,906	8,796	18,507	27,861	37,408	47,447	51,776	55,314	61,618
2009			726	4,646	13,305	26,754	31,865	41,322	44,105	83,991
2010				1,030	15,968	30,791	53,584	61,033	66,118	71,792
2011					2,761	10,540	20,190	38,376	46,074	54,996
2012						1,630	5,513	15,410	30,144	37,138
2013							2,355	23,275	33,314	42,044
2014								1,410	18,620	49,816
2015									5,437	22,323
2016										6,307
Total										512,474

All outstanding liabilities before 2007, net of reinsurance										39,713

Liabilities for claims and claim adjustment expenses, net of reinsurance										$552,955

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

8.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance Liability
Average annual percentage payout of incurred claims by age, net of reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
2.3%	10.7%	13.8%	16.6%	8.8%	8.4%	5.4%	17.0%	4.9%	2.4%

Reinsurance Segment

The main difficulty in presenting accident year triangles for the Reinsurance segment relates to the allocation of loss information on proportional treaties to the appropriate accident years. As an example, many proportional treaty reinsurance contracts are submitted using quarterly bordereau reporting by underwriting year, with a supplemental listing of large losses. The large losses can be accurately allocated to the corresponding accident years. However, the remaining losses can generally only be allocated to accident years based on estimated premium earning and loss reporting patterns. To the extent management’s assumptions and allocation procedures differ from the actual loss development patterns, the actual loss development may differ materially from the loss development presented below.

The reporting of cumulative claims frequency for the reserve classes within our Reinsurance segment is deemed to be impracticable. The information necessary to provide cumulative claims frequency for these reserve classes is not available to the Company.

Reinsurance Property and Other

This reserve class comprises our property, catastrophe, engineering, agriculture and marine and other lines of business. Our catastrophe line of business provides protection for most catastrophic losses that are covered in the underlying insurance policies written by our cedants. The exposure in the underlying policies is principally property exposure but also covers other exposures including workers compensation, personal accident and life. The principal perils in this portfolio are hurricane and windstorm, earthquake, flood, tornado, hail and fire. In some instances, terrorism may be a covered peril or the only peril. We underwrite catastrophe reinsurance principally on an excess of loss basis. Our property line of business provides coverage for property damage and related losses resulting from natural and man-made perils contained in underlying personal and commercial policies. While our predominant exposure is to property damage, other risks, including business interruption and other non-property losses, may also be covered when arising from a covered peril. While our most significant exposures typically relate to losses from windstorms, tornadoes and earthquakes, we are also exposed to other perils such as freezes, riots, floods, industrial explosions, fires, hail and a number of other loss events. We assume business on both a proportional and excess of loss basis.
Our agriculture line of business provides coverage for risks associated with the production of food and fiber on a global basis for primary insurance companies writing multi-peril crop insurance, crop hail, and named peril covers, as well as custom risk transfer mechanisms for agricultural dependent industries with exposures to crop yield and/or price deviations. We provide both proportional and aggregate stop loss reinsurance. Our engineering line of business provides coverage for all types of construction risks and risks associated with erection, testing and commissioning of machinery and plants during the construction stage. This line of business also includes coverage for losses arising from operational failures of machinery, plant and equipment and electronic equipment as well as business interruption. Our marine and other line of business includes marine, aviation and personal accident reinsurance.

In general, paid and reporting patterns are relatively short-tailed and can be volatile due to the incidence of catastrophe events such as hurricanes and earthquakes.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

8.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance Property and Other
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										At December 31, 2016
	For the Years Ended December 31,										Total of Incurred-But-Not-Reported Liabilities Plus Expected Development on Reported Claims
Accident Year	2007 Unaudited	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016
2007	$394,054	$321,110	$279,571	$265,204	$249,436	$238,779	$231,597	$224,023	$220,937	$220,469	$379
2008		671,079	569,031	584,076	562,028	547,586	536,555	520,174	513,948	512,261	(296)
2009			337,333	279,833	241,346	227,777	220,889	199,777	193,703	195,545	705
2010				599,084	584,912	553,798	567,341	569,697	563,532	555,647	7,034
2011					1,083,060	1,092,015	1,090,593	1,049,625	1,032,549	1,006,528	10,715
2012						484,438	450,563	440,303	409,836	393,775	10,707
2013							466,295	441,492	411,440	392,459	10,724
2014								437,470	455,607	442,330	53,805
2015									380,660	359,185	69,223
2016										440,384	224,911
									Total	$4,518,583

Reinsurance Property and Other
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2007 Unaudited	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016
2007	$58,955	$159,438	$189,166	$203,754	$211,499	$215,294	$219,809	$217,756	$215,894	$217,366
2008		157,415	312,580	437,973	489,821	502,377	506,139	505,939	510,628	509,433
2009			55,694	126,587	156,617	174,250	184,513	183,729	186,448	188,103
2010				104,263	296,764	388,310	419,571	465,358	494,362	519,128
2011					246,222	557,409	759,930	859,089	888,222	961,477
2012						92,620	228,876	300,983	322,801	337,115
2013							54,451	218,110	328,765	355,706
2014								65,721	271,621	346,856
2015									48,121	187,229
2016										77,205
Total										3,699,618

All outstanding liabilities before 2007, net of reinsurance										4,498

Liabilities for claims and claim adjustment expenses, net of reinsurance										$823,463

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

8.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance Property and Other
Average annual percentage payout of incurred claims by age, net of reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
21.2%	37.7%	19.2%	7.7%	4.3%	2.9%	2.0%	0.3%	(0.5)%	0.7%

Reinsurance Credit and Surety

This reserve class is comprised of our credit and surety line of business and consists of reinsurance of trade credit insurance products and includes both proportional and excess of loss structures. The underlying insurance indemnifies sellers of goods and services in the event of a payment default by the buyer of those goods and services. The Company provides credit insurance coverage to mortgage guaranty insurers and government sponsored entities. Also included in this line of business is coverage for losses arising from a broad array of surety bonds issued by insurers to satisfy regulatory demands or contract obligations in a variety of jurisdictions around the world.

Our initial and most recent underwriting year loss projections are generally based on the ELR method, with consideration given to qualitative factors. Given that there is a quicker and more stable reporting pattern for trade credit business, we generally commence the transition to experience-based methods sooner than for the surety business.

Reinsurance Credit and Surety
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										At December 31, 2016
	For the Years Ended December 31,										Total of Incurred-But-Not-Reported Liabilities Plus Expected Development on Reported Claims
Accident Year	2007 Unaudited	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016
2007	$48,646	$53,197	$44,789	$40,395	$39,015	$39,584	$45,853	$53,938	$52,838	$53,775	$915
2008		79,689	102,595	92,784	92,151	93,339	92,118	88,619	87,638	87,130	1,456
2009			137,963	117,004	100,943	100,177	99,872	94,541	91,346	90,893	2,968
2010				112,888	92,842	86,340	83,888	79,568	72,316	71,016	6,397
2011					117,902	101,752	99,640	106,196	104,414	96,269	9,658
2012						155,730	142,870	145,147	142,639	134,620	19,094
2013							161,647	148,760	139,761	136,024	23,760
2014								132,483	131,887	139,026	34,983
2015									156,959	161,178	46,635
2016										138,876	72,455
									Total	$1,108,807

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

8.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance Credit and Surety
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2007 Unaudited	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016
2007	$13,612	$24,105	$28,797	$33,178	$34,476	$35,328	$36,580	$46,356	$46,734	$47,496
2008		20,345	63,686	61,530	75,801	77,425	79,414	81,152	81,790	82,026
2009			31,892	73,878	74,948	76,863	80,635	83,281	83,338	83,185
2010				25,558	44,156	54,023	54,849	56,304	57,263	58,579
2011					22,198	50,959	66,120	73,282	77,734	79,807
2012						48,576	82,707	95,544	101,328	104,802
2013							32,113	74,740	88,904	95,282
2014								35,261	59,406	83,536
2015									32,757	79,523
2016										41,768
Total										756,004

All outstanding liabilities before 2007, net of reinsurance										3,865

Liabilities for claims and claim adjustment expenses, net of reinsurance										$356,668

Reinsurance Credit and Surety
Average annual percentage payout of incurred claims by age, net of reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
27.8%	30.5%	9.3%	6.3%	2.9%	2.1%	1.6%	6.2%	0.5%	1.4%

Reinsurance Professional Lines

This reserve class is comprised of our professional line of business and covers directors' and officers' liability, employment practices liability, medical malpractice, professional indemnity, environmental liability and miscellaneous errors and omissions insurance risks. The underlying business is predominantly written on a claims-made basis. Business is written on both a proportional and excess of loss basis. Claim payment and reporting patterns on an accident year basis are typically medium to long tail in nature.
With respect to our key actuarial assumptions, we are progressively giving more weight to our own experience when establishing our expected loss ratios and our selected loss development patterns, though we continue to consider industry benchmarks. Loss reporting patterns for professional lines business tend to be volatile, causing instability in actuarial indications based on incurred loss data until an accident year matures for a number of years. Consequently, our initial loss reserves for an accident year or underwriting year are generally based upon an ELR method and the consideration of relevant qualitative factors. As accident and underwriting years mature, we increasingly give more weight to methods that reflect our actual experience until our selections are based almost exclusively on experience-based methods. We evaluate the appropriateness of the transition to experience-based methods at the reserving class level, commencing this transition when we believe that our incurred loss development is sufficient to produce meaningful actuarial indications. The rate at which we transition fully to sole reliance on experience-based methods can vary, depending on our assessment of the stability and relevance of such indications.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

8.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance Professional Lines
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										At December 31, 2016
	For the Years Ended December 31,										Total of Incurred-But-Not-Reported Liabilities Plus Expected Development on Reported Claims
Accident Year	2007 Unaudited	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016
2007	$195,045	$204,971	$204,594	$196,696	$176,792	$151,628	$137,392	$118,321	$114,714	$111,256	$8,173
2008		174,881	181,729	181,097	177,038	175,203	171,409	172,414	170,509	170,596	14,293
2009			210,606	210,413	215,065	217,656	208,234	207,939	192,974	189,290	21,035
2010				208,718	209,034	210,413	213,560	213,316	196,067	188,729	42,307
2011					200,400	200,776	201,989	210,770	208,126	207,237	75,492
2012						209,109	215,586	221,036	223,023	221,722	94,535
2013							208,804	213,810	214,659	212,763	114,919
2014								218,734	218,662	218,610	120,754
2015									211,420	211,181	163,900
2016										194,558	183,486
									Total	$1,925,942

Reinsurance Professional Lines
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2007 Unaudited	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016
2007	$56	$4,133	$21,286	$34,567	$54,438	$60,188	$70,636	$73,941	$82,406	$86,573
2008		373	6,411	21,620	49,053	70,329	91,554	108,226	123,672	132,194
2009			914	8,588	32,286	62,988	83,537	108,140	127,697	137,842
2010				1,740	12,000	31,198	52,066	76,635	107,096	123,711
2011					1,510	11,812	30,216	57,119	84,672	102,813
2012						776	10,346	29,527	53,440	85,753
2013							1,059	12,020	30,403	64,809
2014								2,019	13,049	48,714
2015									3,134	13,503
2016										1,755
Total										797,667

All outstanding liabilities before 2007, net of reinsurance										26,189

Liabilities for claims and claim adjustment expenses, net of reinsurance										$1,154,464

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

8.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance Professional Lines
Average annual percentage payout of incurred claims by age, net of reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
0.7%	4.6%	11.2%	13.6%	13.7%	11.1%	9.6%	5.8%	6.3%	3.7%

Reinsurance Motor

This reserving class is comprised of our motor line of business and provides coverage to insurers for motor liability and property damage losses arising out of any one occurrence. A loss occurrence can involve one or many claimants where the ceding insurer aggregates the claims from the occurrence. We offer traditional proportional and non-proportional reinsurance as well as structured solutions predominantly relating to European exposures. The business written on a proportional basis has expanded significantly since 2010 and now represents the majority of the written premium on this class. Most of the premium relates to a relatively small number of large United Kingdom ("U.K.") and, to a lesser extent, Greek quota share treaties. The motor proportional class generally has significantly shorter paid and reported loss development patterns relative to the motor non-proportional class.

The motor non-proportional business consists of standard excess of loss contracts written for cedants in several European countries with the two major markets, U.K. and France, generally accounting for the majority of the premium volume. From 2009/2010 onwards increasing numbers of large bodily injury settlements in the U.K. market were settled using indexed annuities (Periodical Payment Orders "PPOs"). This led to a materially longer development tail on the older accident years for the U.K. non-proportional motor book. This also resulted in a move towards generally lower treaty attachment points and the inclusion of capitalization clauses on a number of U.K. motor treaties partly helping to mitigate the lengthening of the development tail on more recent accident years. Despite the trend toward a greater number of claims settlements using PPOs, we note that there has been a trend towards generally quicker and more adequate reporting of losses in recent years.

Reinsurance Motor
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										At December 31, 2016
	For the Years Ended December 31,										Total of Incurred-But-Not-Reported Liabilities Plus Expected Development on Reported Claims
Accident Year	2007 Unaudited	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016
2007	$65,601	$66,567	$62,829	$62,768	$63,813	$60,568	$59,548	$58,086	$55,279	$54,504	$14,117
2008		64,513	69,234	68,617	70,961	68,486	67,783	63,627	58,250	54,678	18,178
2009			77,092	75,034	82,170	83,944	85,870	87,017	78,929	73,670	17,780
2010				92,168	97,598	97,823	96,811	91,248	86,409	77,560	27,778
2011					149,535	151,432	155,096	160,516	156,912	148,843	44,483
2012						170,379	159,822	149,420	142,454	137,841	37,418
2013							155,880	150,277	139,138	130,299	30,902
2014								175,848	173,568	168,846	33,650
2015									215,342	207,409	49,375
2016										238,258	100,635
									Total	$1,291,908

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

8.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance Motor
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2007 Unaudited	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016
2007	$1,663	$3,881	$4,150	$6,127	$9,939	$11,616	$13,710	$18,527	$20,433	$21,596
2008		2,741	5,612	5,827	6,984	8,438	10,788	13,366	13,975	15,452
2009			2,533	6,343	7,346	8,761	12,037	17,973	20,167	24,535
2010				5,138	9,299	13,939	17,068	19,972	23,957	27,017
2011					23,397	45,270	58,841	68,802	74,955	80,593
2012						28,703	50,904	64,918	74,063	80,182
2013							33,173	50,230	62,830	72,085
2014								42,546	70,547	88,652
2015									56,940	89,516
2016										59,989
Total										559,617

All outstanding liabilities before 2007, net of reinsurance										78,865

Liabilities for claims and claim adjustment expenses, net of reinsurance										$811,156

Reinsurance Motor
Average annual percentage payout of incurred claims by age, net of reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
15.8%	10.7%	6.0%	4.6%	4.4%	4.9%	3.9%	5.3%	3.1%	2.1%

Reinsurance Liability

This reserve class is comprised of our liability line of business and provides coverage to insurers of standard casualty business, excess and surplus casualty business and specialty casualty programs. The primary focus of the underlying business is general liability, although workers' compensation and auto liability are also written. Claim payment and reporting patterns are typically long tail in nature and, therefore, also subject to increased uncertainty surrounding future loss development. In particular, claims can be subject to inflation from a number of sources including, but not limited to, economic and medical inflation, judicial inflation and changing social trends.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

8.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance Liability
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										At December 31, 2016
	For the Years Ended December 31,										Total of Incurred-But-Not-Reported Liabilities Plus Expected Development on Reported Claims
Accident Year	2007 Unaudited	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016
2007	$160,455	$157,947	$158,773	$157,966	$157,886	$157,822	$144,241	$114,939	$97,515	$92,712	$11,940
2008		137,646	137,932	138,926	139,592	137,793	132,317	110,545	105,286	94,589	20,513
2009			169,886	171,868	179,239	176,853	184,378	203,553	191,701	177,852	34,578
2010				169,442	168,929	180,949	181,663	199,656	189,531	180,860	53,863
2011					170,182	170,606	172,708	190,043	196,805	193,749	45,166
2012						165,409	162,127	166,492	171,033	172,176	55,572
2013							171,121	174,885	180,802	182,813	83,598
2014								198,634	201,551	203,252	124,579
2015									213,387	213,776	157,257
2016										238,524	199,828
									Total	$1,750,303

Reinsurance Liability
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2007 Unaudited	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016
2007	$2,556	$10,663	$22,833	$32,641	$42,081	$54,374	$59,966	$65,026	$66,791	$70,221
2008		2,156	9,940	21,917	29,991	36,497	43,397	51,786	53,578	57,686
2009			1,703	17,100	44,429	56,586	73,197	103,871	123,051	127,354
2010				2,405	17,576	46,123	62,207	83,542	97,167	108,476
2011					5,190	21,274	39,983	69,886	92,221	112,066
2012						3,540	12,791	28,354	58,639	78,037
2013							5,965	22,214	52,299	69,021
2014								7,086	28,645	48,363
2015									7,267	27,440
2016										11,859
Total										710,523

All outstanding liabilities before 2007, net of reinsurance										28,494

Liabilities for claims and claim adjustment expenses, net of reinsurance										$1,068,274

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

8.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance Liability
Average annual percentage payout of incurred claims by age, net of reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
2.7%	8.5%	12.7%	11.0%	10.2%	11.1%	8.0%	3.3%	3.1%	3.7%

Reconciliation of Development Tables to Consolidated Balance Sheet

The following table reconciles the reserves for loss and loss expenses as of December 31, 2016 as reported in our Consolidated Balance Sheet to the reserves for loss and loss expenses included in the development tables:

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses

	At December 31, 2016
	Net outstanding liabilities	Reinsurance recoverable on unpaid claims	Gross outstanding liabilities

Insurance Segment
Property and Other	$582,637	$169,707	$752,344
Marine	253,308	180,996	434,304
Aviation	54,550	6,384	60,934
Credit and Political Risk	51,637	154	51,791
Professional Lines	1,717,559	998,873	2,716,432
Liability	552,955	837,215	1,390,170
Total Insurance Segment	3,212,646	2,193,329	5,405,975

Reinsurance Segment
Property and Other	823,463	55,637	879,100
Credit and Surety	356,668	1,916	358,584
Professional Lines	1,154,464	8,353	1,162,817
Motor	811,156	—	811,156
Liability	1,068,274	16,874	1,085,148
Total Reinsurance Segment	4,214,025	82,780	4,296,805

Total	$7,426,671	$2,276,109	9,702,780
Unallocated claims adjustment expenses			144,375
Foreign exchange and other(1)			(59,988)
(Ceded)/assumed reserves related to retroactive transactions			(89,340)

Total liability for unpaid claims and claims adjustment expense			$9,697,827

(1)
Non-U.S. dollar denominated loss data is converted to U.S dollar at the rates of exchange in effect at the balance sheet date for material underlying currencies. Fluctuations in currency exchange rates cause material shifts in loss development. Reserves for losses and loss expenses, disclosed on our consolidated balance sheets, are also revalued using the exchange rate at the balance sheet date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

9.	REINSURANCE

In the ordinary course of business, we purchase treaty and facultative reinsurance to reduce exposure to significant losses. Facultative reinsurance provides coverage for all or a portion of the losses incurred for a single policy and we separately negotiate each facultative contract. Treaty reinsurance provides coverage for a specified type or category of risks. Our treaty reinsurance agreements provide this coverage on either an excess of loss or a proportional basis. Excess of loss covers provide a contractually set amount of coverage after a specified loss amount has been reached. Under proportional reinsurance, we cede an agreed proportion of the premiums and the losses and loss adjustment expenses on the policies we underwrite. Treaty reinsurance can provide us with coverage for a number of lines of business within one contract. In contrast, proportional covers provide us with a specified percentage of coverage from the first dollar of loss.
All of these reinsurance covers provide us the right to recover a portion of specified losses and loss expenses from reinsurers. However, to the extent that our reinsurers do not meet their obligations under these agreements due to solvency issues, contractual disputes or other reasons, we remain liable. We predominantly cede our business to reinsurers rated A- or better by A.M. Best.

Gross and net premiums written and earned were as follows:

Year ended December 31,	2016		2015		2014
	Premiums written	Premiums earned	Premiums written	Premiums earned	Premiums written	Premiums earned

Gross	$4,970,208	$4,762,394	$4,603,730	$4,567,953	$4,711,519	$4,652,345
Ceded	(1,217,234)	(1,056,769)	(929,064)	(881,536)	(804,544)	(781,346)
Net	$3,752,974	$3,705,625	$3,674,666	$3,686,417	$3,906,975	$3,870,999

During the year ended December 31, 2016, we recognized ceded losses and loss expenses of $556 million (2015: $577 million; 2014: $401 million).
Our provision for unrecoverable reinsurance was $20 million at December 31, 2016 (2015: $18 million). At December 31, 2016, 96.7% (2015: 96.2%) of our gross reinsurance recoverables were collectible from reinsurers rated A- or better by A.M. Best.

10.	DEBT AND FINANCING ARRANGEMENTS

a)	Senior Notes
On November 15, 2004, AXIS Capital issued $500 million aggregate principal amount of 5.75% senior unsecured debt (the ''5.75% Senior Notes'') at an issue price of 99.785%. The net proceeds of the issuance, after consideration of the offering discount and underwriting expenses and commissions, totaled approximately $496 million. Interest on the 5.75% Senior Notes was payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2005. AXIS Capital repaid the full $500 million of its outstanding 5.75% Senior Notes upon their scheduled maturity of December 1, 2014.
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

10.	DEBT AND FINANCING ARRANGEMENTS (CONTINUED)

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
We have the option to redeem the Senior Notes at any time and from time to time, in whole or in part, at a ''make-whole'' redemption price, which is equal to the greater of the aggregate principal amount or the sum of the present values of the remaining scheduled payments of principal and interest. The related indentures contain various covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. We were in compliance with all the covenants contained in the indentures at December 31, 2016.

Interest expense recognized in relation to our Senior Notes includes interest payable, amortization of the offering discounts and amortization of debt offering expenses. The offering discounts and debt offering expenses are amortized over the period of time during which the Senior Notes are outstanding. During 2016, we incurred interest expense of $50 million (2015: $50 million, 2014: $72 million).

b)	Credit Facilities

On March 26, 2013, AXIS Capital and certain of its subsidiaries entered into a $250 million credit facility (the "Credit Facility"), which was issued by a syndication of lenders pursuant to a Credit Agreement and other ancillary documents (together, the "Facility Documents") and will expire in March 2017. At the request of the Company and subject to the satisfaction of certain conditions, the aggregate commitment available under the Credit Facility may be increased by up to $150 million. Under the terms of the Credit Facility, loans are available for general corporate purposes and letters of credit may be issued in the ordinary course of business, with total usage not to exceed the aggregate commitment available. Interest on loans issued under the Credit Facility is payable based on underlying market rates at the time of loan issuance. While loans under the Credit Facility are unsecured, we have the option to issue letters of credit on a secured basis in order to reduce associated fees. Letters of credit issued under the Credit Facility would principally be used to support the (re)insurance obligations of our operating subsidiaries. Each of AXIS Capital, AXIS Specialty Finance LLC, AXIS Specialty Holdings Bermuda Limited and AXIS Specialty Finance PLC guarantees the obligations of the other parties to the Credit Facility. The Credit Facility is subject to certain non-financial covenants, including limitations on fundamental changes, the incurrence of additional indebtedness and liens and certain transactions with affiliates and investments, as defined in the Facility Documents. The Credit Facility also requires compliance with certain financial covenants, including a maximum debt to capital ratio and a minimum consolidated net worth requirement. In addition, each of AXIS Capital’s material (re)insurance subsidiaries party to the Credit Facility must maintain a minimum A.M. Best Company, Inc. financial strength rating. In the event of default, including a breach of these covenants, the lenders may exercise certain remedies including the termination of the Credit Facility, the declaration of all principal and interest amounts related to Credit Facility loans to be immediately due and the requirement that all outstanding letters of credit be collateralized.

On September 18, 2013, we entered into an amendment to the Credit Facility in order to permit AXIS Capital and its subsidiaries to enter into swap contracts and other arrangements related to weather derivative transactions. All other material terms and conditions remained unchanged.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

10.	DEBT AND FINANCING ARRANGEMENTS (CONTINUED)

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

At December 31, 2016, letters of credit outstanding under the LOC Facility and the Credit Facility totaled $340 million and $nil, respectively. There was no debt outstanding under the Credit Facility. We were in compliance with all LOC Facility and Credit Facility covenants at December 31, 2016.

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
The assets that potentially subject us to concentrations of credit risk consist principally of cash and investments, reinsurance recoverable and (re)insurance premiums receivable balances, as described below:

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

11.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

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
At December 31, 2016, we were in compliance with these limits.
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

The three largest balances by reinsurer accounted for 13%, 10% and 9% of total reinsurance recoverable on unpaid and paid losses at December 31, 2016 (2015: 11%, 11% and 11%). Amounts related to our reinsurers with the ten largest balances comprised 67% of December 31, 2016 balance (2015: 72%) and had a weighted average A.M. Best rating of A+ (2015: A+).
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
These contractual rights contribute to the mitigation of credit risk, as does our monitoring of aged receivable balances. In light of these mitigating factors, and considering that a significant portion of our premiums receivable are not currently due based on the terms of the underlying contracts, we do not utilize specific credit quality indicators to monitor our premiums receivable balance. At December 31, 2016, we recorded an allowance for estimated uncollectible premiums receivable of $2 million (2015: $3 million). The corresponding bad debts expense charge for 2016 was $1 million, while the 2015 and 2014 bad debts expense charges were insignificant.

b)	Brokers
We produce our business through brokers and direct relationships with insurance companies. During 2016, three brokers accounted for 52% (2015: 53%; 2014: 56%) of our total gross premiums written. Marsh & McLennan Companies Inc. accounted for 21% (2015: 22%; 2014: 22%), Aon plc for 19% (2015: 18%; 2014: 22%), and Willis Tower Watson PLC for

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

11.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

12% (2015: 13%; 2014: 12%). No other broker and no one insured or reinsured accounted for more than 10% of our gross premiums written in any of the last three years.

c)	Lease Commitments

We lease office space under operating leases which expire at various dates. We renew and enter into new leases in the ordinary course of business, as required. During 2016, total rent expense with respect to these operating leases was $25 million (2015: $28 million; 2014: $27 million).

Future minimum lease payments under our leases are expected to be as follows:

Year ended December 31,

2017	$26,517
2018	25,921
2019	23,136
2020	19,631
2021	19,551
Later years	72,854
Total future minimum lease payments	$187,610

d)	Reinsurance Purchase Commitment
We purchase reinsurance and retrocessional protection for our insurance and reinsurance lines of business. The minimum reinsurance premiums are contractually due in advance on a quarterly basis. Accordingly at December 31, 2016, we have an outstanding reinsurance purchase commitment of $34 million, all of which is due in 2017. Actual payments under the reinsurance contracts will depend on the underlying subject premium and may exceed the minimum premium.

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

At December 31, 2016 we have $401 million (2015: $379 million) of unfunded investment commitments related to our investments in hedge, direct-lending, real estate, private equity and bank revolver opportunity funds, which are callable by our investment managers. For further details, refer to Note 5(c) 'Investments'. In addition, we have a $2 million commitment to purchase commercial mortgage loans at December 31, 2016.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

12.	EARNINGS PER COMMON SHARE

The following table sets forth the comparison of basic and diluted earnings per common share:

At and year ended December 31,	2016	2015	2014

Basic earnings per common share
Net income	$513,368	$641,631	$804,564
Less: amounts attributable from noncontrolling interests	—	—	(6,181)
Less: preferred share dividends	46,597	40,069	40,088
Less: loss on repurchase of preferred shares	1,309	—	—
Net income available to common shareholders	$465,462	$601,562	$770,657
Weighted average common shares outstanding - basic(1)	90,772	98,609	104,368
Basic earnings per common share	$5.13	$6.10	$7.38

Diluted earnings per common share
Net income available to common shareholders	$465,462	$601,562	$770,657

Weighted average common shares outstanding - basic(1)	90,772	98,609	104,368
Share-based compensation plans	775	1,020	1,345
Weighted average common shares outstanding - diluted(1)	91,547	99,629	105,713
Diluted earnings per common share	$5.08	$6.04	$7.29

Anti-dilutive shares excluded from the dilutive computation	170	165	282

(1)
On August 17, 2015, the Company entered into an Accelerated Share Repurchase (“ASR”) agreement (refer to Note 13 'Shareholders' Equity' for additional detail). The weighted-average number of shares outstanding used in the computation of basic and diluted earnings per share reflects the Company’s receipt of 4,149,378 shares delivered to the Company on August 20, 2015, and 1,358,380 common shares delivered to the Company on January 15, 2016 under the Company's ASR agreement.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

13.	SHAREHOLDERS' EQUITY

a)	Common Shares
At December 31, 2016, and 2015, our authorized share capital was 800,000,000 common shares, par value of $0.0125 per share.
The following table presents our common shares issued and outstanding, excluding restricted shares under our share-based compensation plans (refer to Note 16 'Share-based Compensation'):

Year ended December 31,	2016	2015	2014

Shares issued, balance at beginning of year	176,240	175,478	174,134
Shares issued	340	762	1,344
Total shares issued at end of year	176,580	176,240	175,478

Treasury shares, balance at beginning of year	(80,174)	(76,052)	(64,649)
Shares repurchased	(10,508)	(4,616)	(11,752)
Shares reissued from treasury	543	494	349
Total treasury shares at end of year	(90,139)	(80,174)	(76,052)

Total shares outstanding	86,441	96,066	99,426

During 2016, the total cash dividends declared per common share were $1.43 (2015: $1.22; 2014: $1.10).

Treasury shares

On December 9, 2016, our Board of Directors authorized a new share repurchase plan for up to $1 billion of our common shares through December 31, 2017. The new plan is effective January 1, 2017.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

13.	SHAREHOLDERS' EQUITY (CONTINUED)

The following table presents our common share repurchase activities, which are held in treasury:

Year ended December 31,	2016	2015	2014

In the open market:
Total shares(1)	10,241	4,264	11,317
Total cost	$557,476	$246,490	$524,168
Average price per share(2)	$54.44	$57.80	$46.32

From employees:(3)
Total shares	267	352	435
Total cost	$14,329	$18,048	$19,034
Average price per share(2)	$53.74	$51.34	$43.82

Total
Total shares	10,508	4,616	11,752
Total cost	$571,805	$264,538	$543,202
Average price per share(2)	$54.42	$57.32	$46.22

(1)	Amounts in 2016 and 2015 include 1,358,380 and 4,149,378, respectively, of common shares acquired under the accelerated share repurchase program (see below for more detail).

(2)	Calculated using whole numbers.

(3)
To satisfy withholding tax liabilities upon vesting of restricted stock, restricted stock units, and exercise of stock options. Share repurchases from employees are excluded from the authorized share repurchase plans noted above.

Accelerated Share Repurchase Program

On August 17, 2015, the Company entered into an ASR agreement with Goldman, Sachs & Co. (“Goldman Sachs”) to repurchase an aggregate of $300 million of the Company's ordinary shares under an accelerated share repurchase program.

During August 2015, under the terms of this agreement, the Company paid $300 million to Goldman Sachs and initially repurchased 4,149,378 common shares. The initial shares acquired represented 80% of the $300 million total paid to Goldman Sachs and were calculated using the Company’s stock price at activation of the program. The ASR program is accounted for as an equity transaction. Accordingly, as at December 31, 2015, $240 million of common shares repurchased were included as treasury shares in the Consolidated Balance Sheets with the remaining $60 million included as a reduction to additional paid-in capital.

On January 15, 2016, Goldman Sachs early terminated the ASR agreement and delivered 1,358,380 additional common shares to the Company, resulting in the reduction from additional paid-in capital of $60 million being reclassified to treasury shares. In total, the Company repurchased 5,507,758 common shares under the ASR agreement at an average price of $54.47.

b)	Preferred Shares

Series B Preferred Shares

During November 2005, we issued $250 million of 7.50% Series B preferred shares, par value $0.0125 per share, with a liquidation preference of $100.00 per share. We may redeem the shares on or after December 1, 2015 at a redemption price of $100.00 per share. Dividends on the Series B preferred shares are non-cumulative. Holders of Series B preferred shares will

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

13.	SHAREHOLDERS' EQUITY (CONTINUED)

be entitled to receive, only when, as and if declared by our board of directors, non-cumulative cash dividends, from the original issue date, quarterly in arrears on the first day of March, June, September and December of each year, commencing on March 1, 2006, up to but not including January 27, 2016. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 7.50% of the liquidation preference per annum.

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

In 2015, total dividends declared on Series B preferred shares were $6.8125 per share, and dividends paid were $7.50 per share. In 2014, total dividends declared and paid on Series B preferred shares were $7.50 per share.

On January 27, 2016 we redeemed the remaining 28,430 Series B preferred shares, for an aggregate redemption price of $3 million.

Series C Preferred Shares

During March 2012, we issued $400 million of 6.875% Series C preferred shares, par value $0.0125 per share, with a liquidation preference of $25.00 per share. We may redeem the Series C preferred shares on or after April 15, 2017 at a redemption price of $25.00 per share. Dividends on the Series C preferred shares are non-cumulative. Holders of the Series C preferred shares will be entitled to receive, only when, as and if declared by the board of directors, non-cumulative cash dividends, from the original issue date, quarterly in arrears on the fifteenth day of January, April, July and October of each year, commencing on July 15, 2012. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 6.875% of the liquidation preference per annum.

During October and November 2016, we repurchased 1,957,045 Series C preferred shares at an average purchase price of $25.67 per share for $50 million. In connection with the repurchase of these shares, we recognized a $1 million loss on redemption (calculated as the difference between the redemption price and the carrying value), which was recognized as a reduction in determining our net income available to common shareholders. At December 31, 2016, 14,042,955 Series C preferred shares, representing $351 million in aggregate liquidation preference, remain outstanding.

For 2016, 2015 and 2014, the total dividends declared and paid on Series C preferred shares were $1.7188 per share in each year.

Series D Preferred Shares

During May 2013, we issued $225 million of 5.50% Series D preferred shares, par value $0.0125 per share, with a liquidation preference of $25.00 per share. We may redeem the Series D preferred shares on or after June 1, 2018 at a redemption price of $25.00 per share. Dividends on the Series D preferred shares are non-cumulative. Holders of the Series D preferred shares will be entitled to receive, only when, as and if declared by the Board of Directors, non-cumulative cash dividends from the original issue date, quarterly in arrears on the first day of March, June, September and December of each year, commencing on September 1, 2013. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 5.50% of the liquidation preference per annum.

In 2016, 2015 and 2014, total dividends declared and paid on Series D preferred shares were $1.3750 per share.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

13.	SHAREHOLDERS' EQUITY (CONTINUED)

Series E Preferred Shares

During November 2016, we issued $550 million of 5.50% Series E preferred shares, par value $0.0125 per share, with a liquidation preference of $2,500 per share. We may redeem the Series E preferred shares on or after November 7, 2021 at a redemption price of $2,500 per share. Dividends on the Series E preferred shares are non-cumulative. Holders of the Series E preferred shares will be entitled to receive, only when, as and if declared by the Board of Directors, non-cumulative cash dividends from the original issue date, quarterly in arrears on the fifteenth day of January, April, July and October of each year, commencing on January 17, 2017. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per Series E preferred share equal to 5.50% of the liquidation preference per annum.

In 2016, total dividends declared on Series E preferred shares were $34.3750 per share, which were subsequently paid in January 2017.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

14.	NONCONTROLLING INTERESTS

In November 2013, the Company formed Ventures Re, a Bermuda domiciled insurer. Ventures Re was formed to write reinsurance on a fully collateralized basis.Ventures Re was considered to be a variable interest entity.

Prior to the adoption of ASU 2015-02 “Amendments to the Consolidation Analysis” issued by the FASB, the Company had concluded that it was the primary beneficiary of Ventures Re and following this determination, Ventures Re was consolidated by the Company. Shareholders' equity attributable to Ventures Re's third party investors was recorded in the Consolidated Financial Statements as noncontrolling interests.

During the second quarter of 2015, the Company early adopted ASU 2015-02. Following the adoption of this amended accounting guidance, the Company concluded that it no longer had a variable interest in Ventures Re and therefore it was no longer required to consolidate the results of operations and the financial position of Ventures Re. The Company adopted this revised accounting guidance using the modified retrospective approach and ceased to consolidate Ventures Re effective as of January 1, 2015. There was no impact from the adoption of ASU 2015-02 on the Company’s cumulative retained earnings.

The reconciliation of the beginning and ending balance of the noncontrolling interests in Ventures Re was as follows:

	Total
	2016	2015

Balance at beginning of year	$—	$58,819
Adjustment due to the adoption of revised accounting guidance effective January 1, 2015	—	(58,819)
Balance at end of year	$—	$—

15.	RETIREMENT PLANS
The Company provides defined contribution plans that are self directed to eligible employees through various plans sponsored by the Company. Generally, mutual funds are made available pursuant to which the Company and employees contribute a percentage of the employee’s gross salary into the plan each month.
For eligible U.S. employees, the Company provides a non-qualified deferred compensation plan that enables them to make salary contributions in excess of those permitted under the AXIS 401(k) Plan, to make additional employee contributions from their bonus payments, and to receive discretionary employer contributions.
During 2016, total pension expenses were $23 million (2015: $21 million and 2014: $21 million) for the above retirement benefits.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

16.	SHARE-BASED COMPENSATION

In May 2007, our shareholders approved the establishment of the AXIS Capital Holdings Limited 2007 Long-Term Equity Compensation Plan (“2007 Plan”). The 2007 Plan provides for, among other things, the grant of restricted stock, restricted stock units, non-qualified and incentive stock options, and other equity-based awards to our employees and directors. The 2007 Plan authorized the issuance of a total of 5,000,000 shares. In May of 2009 and 2012, our shareholders approved amendments to the 2007 Plan to increase the number of common shares authorized for issuance by 4,000,000 and 6,000,000 respectively, to bring the total number of common shares authorized for issuance to 15,000,000. As a result of the adoption of the 2007 Plan, the 2003 Long-Term Equity Compensation and 2003 Directors Long-Term Equity Compensation Plan were terminated, except that all related outstanding awards will remain in effect. At December 31, 2016, 5,714,048 equity-based awards remained available for grant under the 2007 Plan.
We currently issue restricted stock units to our employees with service conditions, vesting generally over a period of 3 or 4 years. The 3 year awards are subject to cliff vesting or a graded vesting schedule. With the 4 year awards, 25% of the award vests annually. We also grant performance-based stock awards to certain employees, which represent the right to receive a specified number of common shares in the future, based upon the achievement of established performance criteria during the applicable performance period. The awards have a scaled performance metric. At December 31, 2016, we anticipate that the established performance based criteria for these awards are likely to be achieved, and the related expense is based on a review of current and projected performance criteria.
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
The total fair value of restricted stock, restricted stock units and cash settled awards vested during 2016 was $67 million (2015: $75 million; 2014: $68 million). At December 31, 2016, we had unrecognized compensation costs of $85 million (2015: $95 million) which are expected to be recognized over the weighted average period of 2.3 years (2015: 2.2 years).
Between January 1, 2017 and February 24, 2017, a total of 892,574 service-based restricted stock units and 102,558 performance-based restricted stock units were approved for grant. Included in the total restricted stock awards approved for grant subsequent to December 31, 2016 were 420,070 awards which will be settled in cash upon vesting.

In 2016, the Company established the AXIS Executive RSU Retirement Plan (the “Plan”) to reward certain eligible long-term employees of the Company for their dedicated service. Subject to certain conditions being met, eligible employees will not forfeit all of their outstanding restricted stock units (“RSUs”) on or following their retirement.  Absent the Plan, outstanding RSUs are generally forfeited upon termination of employment.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

16.	SHARE-BASED COMPENSATION (CONTINUED)

a)	Share-settled Awards
The following table provides a reconciliation of the beginning and ending balance of nonvested restricted stock (including restricted stock units) for the year ended December 31, 2016:

	Performance-based Stock Awards		Service-based Stock Awards
	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Number of Restricted Stock	Weighted Average Grant Date Fair Value (1)

Nonvested restricted stock - beginning of year	201	$49.24	1,954	$43.34
Granted	104	53.80	589	53.87
Performance Adjustment	26	45.95	n/a	n/a
Vested	(48)	45.38	(789)	39.29
Forfeited	—	—	(161)	47.33
Nonvested restricted stock - end of year	283	$51.27	1,593	$48.88

n/a – not applicable
(1) Fair value is based on the closing price of our common shares on the New York Stock Exchange on the grant approval date.
During 2016, we granted 692,316 restricted stock awards (2015: 661,398; 2014: 1,121,066) to our employees with a weighted average grant-date fair value per share of $53.86 (2015: $51.95; 2014: $44.46).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

16.	SHARE-BASED COMPENSATION (CONTINUED)

b)    Cash-settled Awards
The following table provides a reconciliation of the beginning and ending balance of nonvested cash settled restricted stock units for the year ended December 31, 2016:

	Performance-based Cash Settled RSUs	Service-based Cash Settled RSUs
	Number of Restricted Stock Units	Number of Restricted Stock Units

Nonvested restricted stock units - beginning of period	70	1,433
Granted	18	497
Performance Adjustment	12	n/a
Vested	(32)	(377)
Forfeited	—	(161)
Nonvested restricted stock units - end of period	68	1,392

n/a – not applicable
During 2016, we granted 515,122 restricted stock units that will settle in cash when the awards vest (2015: 487,758; 2014:1,018,083) of which 17,793 restricted stock units are performance based and 497,329 restricted stock units are service based. At December 31, 2016, there were 1,459,513 outstanding restricted stock units that will settle in cash when the awards vest (2015: 1,503,264; 2014: 1,503,380), and the corresponding liability for cash-settled units, included in other liabilities on the Consolidated Balance Sheets, was $48 million (2015: $33 million).
During 2016, we incurred a compensation cost of $74 million (2015: $59 million; 2014: $73 million) in respect of all restricted stock, restricted stock units, and cash awards, and recorded tax benefits thereon of $16 million (2015: $15 million; 2014: $14 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

17.	RELATED PARTY TRANSACTIONS

A member of the Company’s Board of Directors, Mr. Charles Davis, is the Chief Executive Officer of Stone Point Capital, LLC ("Stone Point"). In the ordinary course of business, we engage SKY Harbor Capital Management, LLC, an affiliate of Stone Point, for asset management services for certain of our short duration high yield debt portfolios and StoneRiver RegEd, also an affiliate of Stone Point, for broker and adjuster licensing, appointment and compliance services. During 2016, total fees paid to these Stone Point companies were $4 million (2015: $4 million; 2014: $4 million).
We currently have $30 million committed to the NXT Capital Senior Loan Fund II and $30 million committed to NXT Capital Senior Loan Fund III. The manager of these funds is an indirect subsidiary of NXT Capital Holdings, L.P. ("NXT Capital"). Investment funds managed by Stone Point own approximately 45% of NXT Capital. During 2016, fees paid to NXT Capital totaled $1 million (2015: $1 million; 2014: $1 million).
Our Chairman, Mr. Butt, received $0.6 million in consulting fee payments in 2016 pursuant to the terms of a consulting agreement by and between Mr. Butt and the Company dated May 3, 2012, as amended December 5, 2013, December 4, 2014, and January 15, 2016 (2015: $1 million; 2014: $1 million). The consulting agreement was further amended on December 8, 2016 to extend the term of the agreement to the Company's 2018 Annual General Meeting for an annual fee of $0.5 million.

Our investments portfolio includes certain investments where we are considered to have the ability to exercise significant influence over the investment entity's operations. Significant influence is generally deemed to exist where we have an investment of 20% or more in the common stock of a corporation or an investment of 3% or more in closed end funds, limited partnerships, LLCs or similar investment vehicles.  At December 31, 2016 we have $411 million (2015: $193 million) of investments where we are deemed to have the ability to exercise such significant influence.  We generally pay management and performance fees to the investment managers of these investments. We consider all fees paid to the investment managers to be at market rates consistent with negotiated arms-length contracts.

As discussed further in Note 5 ‘Investments’, during the second quarter of 2016, Harrington and Harrington Re commenced operations. AXIS has the ability to exercise significant influence over the operating and financial policies of Harrington. In the normal course of business, the Company entered into certain reinsurance transactions with Harrington Re. During the six months ended December 31, 2016, the Company ceded reinsurance premiums of $128 million to Harrington Re and ceded losses of $27 million. In addition, Harrington Re paid certain acquisition costs and administrative fees to the Company. At December 31, 2016, the amount of reinsurance recoverable on unpaid and paid losses was $38 million and the amount of ceded reinsurance payable included in insurance and reinsurance balances payable was $86 million in the Consolidated balance sheets.

As discussed further in Note 14 'Noncontrolling Interests', during November 2013, the Company formed Ventures Re, a Bermuda domiciled insurer. With effect from January 1, 2015, Ventures Re is no longer consolidated in the financial statements of the Company. All of Ventures Re's directors are employees of the Company. In the normal course of business, the Company enters into certain reinsurance contracts with Ventures Re. During the year ended December 31, 2016, the Company ceded premiums of $40 million to Ventures Re and ceded losses of $10 million. In addition, Ventures Re also paid certain acquisition costs and administrative fees to the Company. We believe that all transactions were conducted at market rates consistent with negotiated arms-length contracts.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

18.	REORGANIZATION AND RELATED EXPENSES

During 2015, the Company implemented a number of profitability enhancement initiatives which resulted in the recognition of reorganization and related expenses including staff severance and related costs, the write-off of certain information technology assets, lease cancellation costs and an impairment of certain customer-based intangibles following the decision to wind down the Company's Australian retail insurance operations. Reorganization and related expenses amounted to $nil and $46 million for the years ended December 31, 2016 and 2015, respectively. In addition, we incurred corporate expenses of $nil and $5 million associated with these profitability enhancement initiatives for the years ended December 31, 2016 and 2015, respectively. Refer Note 4 'Goodwill and Intangible Assets' for additional information on the intangible impairment charge and refer to Note 23 'Subsequent Events' for an update on the regulatory process related to the wind down of the Company's Australian retail insurance operations.

19.	INCOME TAXES

Under current Bermuda law, our Bermuda domiciled companies are not required to pay any taxes in Bermuda on income or capital gains. We have received an assurance from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, we will be exempt from taxation in Bermuda until March 2035. Our primary Bermuda subsidiary has an operating branch in Singapore, which is subject to the relevant taxes in that jurisdiction. The branch is not under examination in this tax jurisdiction, but remains subject to examination for tax years 2013 through 2016.

Our U.S. subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The provision for federal income taxes has been determined under the principles of the consolidated tax provisions of the U.S. Internal Revenue Code and Regulations. Should the U.S. subsidiaries pay a dividend outside the U.S. group, withholding taxes will apply. Our U.S. subsidiaries are not under examination but remain subject to examination in the U.S. for tax years 2013 through 2016.
In Canada, our U.S. reinsurance company operates through a branch and our U.S. service company has an unlimited liability company subsidiary based in Canada. These Canadian operations are subject to the relevant taxes in that jurisdiction and generally remain subject to examination for tax years 2012 through 2016.
We also have subsidiaries in Ireland, the U.K., Australia and Brazil. These subsidiaries and their branches, are not under examination, but generally remain subject to examination in all applicable jurisdictions for tax years 2012 through 2016.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

19.	INCOME TAXES (CONTINUED)

The following table provides an analysis of our income tax expense and net tax assets:

Year ended December 31,	2016	2015	2014

Current income tax expense
U.S.	$606	$4,927	$8,411
Europe	7,451	144	16,582
Other	—	5	1
Deferred income tax expense (benefit)
U.S.	(1,829)	(267)	1,313
Europe	112	(1,781)	(399)
Other	—	—	—
Total income tax expense	$6,340	$3,028	$25,908

Net current tax receivables (payables)	$3,540	$(69)	$(11,203)
Net deferred tax assets	103,313	104,762	89,405

Net tax assets	$106,853	$104,693	$78,202

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

19.	INCOME TAXES (CONTINUED)

Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of our deferred tax assets and liabilities were as follows:

At December 31,	2016	2015

Deferred tax assets:
Discounting of loss reserves	$47,258	$50,928
Unearned premiums	41,797	40,861
Net unrealized losses on investments	—	2,161
Operating and capital loss carryforwards	43,687	36,080
Accruals not currently deductible	59,098	58,042
Other investment adjustments and impairments	84	917
Tax credits	10,139	12,961
Other deferred tax assets	3,684	2,261
Deferred tax assets before valuation allowance	205,747	204,211
Valuation allowance	(41,100)	(40,331)
Deferred tax assets net of valuation allowance	164,647	163,880

Deferred tax liabilities:
Deferred acquisition costs	(45,788)	(41,170)
Net unrealized gains on investments	(1,168)	—
Amortization of intangible assets and goodwill	(13,096)	(11,972)
Equalization reserves	—	(4,493)
Other deferred tax liabilities	(1,282)	(1,483)
Deferred tax liabilities	(61,334)	(59,118)
Net deferred tax assets	$103,313	$104,762

As a result of certain realization requirements of ASC 718 "Compensation - Stock Compensation", the table of deferred tax assets and liabilities does not include certain deferred tax assets as of December 31, 2016, that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting. Equity will be increased by $2 million if and when such deferred tax assets are ultimately realized.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

19.	INCOME TAXES (CONTINUED)

Below is a summary of our total operating and capital loss carryforwards and tax credits:

At December 31,	2016	2015

Operating and Capital Loss Carryforwards(1)
Singapore (branch) operating loss carryforward	$83,532	$102,430
Australia (branch) operating loss carryforward	147,193	121,575
Australia capital loss carryforward	4,207	4,207
United Kingdom operating loss carryforward	19,306	22,002
Switzerland (branch) operating loss carryforward	—	378
Ireland operating loss carryforward	—	3,258
Ireland capital loss carryforward	716	716
U.S. operating loss carryforward	14,221	—

Tax Credits(1)
Ireland foreign tax credit	$3,298	$6,073
U.S. alternative minimum tax credit	6,840	6,888

(1)	All operating and capital loss carryforwards and tax credits can be carried forward indefinitely with the exception of the U.S. net operating loss which will expire in 2036.

The following table provides an analysis of the movement in our valuation allowance:

At December 31,	2016	2015

Income tax expense:
Valuation allowance - beginning of year	$40,331	$34,865
Operating loss carryforwards	3,857	6,809
Foreign tax credit	(2,775)	(1,573)
Australian CTA and accruals and other foreign rate differentials	(313)	1,001
Change in investment-related items	—	(771)
Valuation allowance - end of year	$41,100	$40,331

At December 31, 2016 and 2015, we established a full valuation allowance on: (1) operating and capital loss carryforwards relating to operations in Australia and Singapore; (2) unutilized foreign tax credits available in Ireland and (3) certain other deferred tax assets related to branch operations.

Although realization is not assured, management believes it is more likely than not that the tax benefit of the recorded net deferred tax assets will be realized. Other than the items discussed above, the remaining gross deferred tax assets relate substantially to our U.S. operations. In evaluating our ability to recover these tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including historical results, operating loss carryback potential and scheduled reversals of deferred tax liabilities. Our U.S. operations have produced significant taxable income in prior periods and have deferred tax liabilities that will reverse in future periods such that we believe sufficient ordinary taxable income is available to utilize all remaining ordinary deferred tax assets. In 2016 and 2015, there were sufficient net

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

19.	INCOME TAXES (CONTINUED)

unrealized gains or capital loss carryback potential to offset remaining impairments, therefore a valuation allowance on such impairments in the U.S., was not considered necessary.
There were no unrecognized tax benefits at December 31, 2016 and 2015.

The following table presents the distribution of income before income taxes between domestic and foreign jurisdictions as well as a reconciliation of the actual income tax rate to the amount computed by applying the effective tax rate of 0% under Bermuda law to income before income taxes:

Year ended December 31,	2016	2015	2014

Income before income taxes
Bermuda (domestic)	$469,306	$652,235	$690,517
Foreign	50,402	(7,576)	139,955
Total income before income taxes	$519,708	$644,659	$830,472

Reconciliation of effective tax rate (% of income before income taxes)
Expected tax rate	0.0%	0.0%	0.0%
Foreign taxes at local expected rates:
U.S.	(0.6)%	0.8%	1.8%
Europe	1.5%	(0.2)%	1.5%
Other	—%	(0.3)%	—%
Valuation allowance	0.2%	1.2%	1.1%
Net tax exempt income	(0.2)%	(0.1)%	(0.7)%
Other	0.3%	(0.9)%	(0.6)%
Actual tax rate	1.2%	0.5%	3.1%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

20.	OTHER COMPREHENSIVE INCOME (LOSS)

The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Year ended December 31, 2016
Available for sale investments:
Unrealized investment gains arising during the year	$10,165	$(5,093)	$5,072
Adjustment for reclassification of net realized investment losses and OTTI losses recognized in net income	60,423	1,767	62,190
Unrealized investment gains arising during the year, net of reclassification adjustment	70,588	(3,326)	67,262
Non-credit portion of OTTI losses	—	—	—
Foreign currency translation adjustment	(638)	—	(638)
Total other comprehensive income	$69,950	$(3,326)	$66,624

Year ended December 31, 2015
Available for sale investments:
Unrealized investment losses arising during the year	$(280,512)	$14,128	$(266,384)
Adjustment for reclassification of net realized investment losses and OTTI losses recognized in net income	145,766	(775)	144,991
Unrealized investment losses arising during the year, net of reclassification adjustment	(134,746)	13,353	(121,393)
Non-credit portion of OTTI losses	—	—	—
Foreign currency translation adjustment	(21,498)	—	(21,498)
Total other comprehensive loss	$(156,244)	$13,353	$(142,891)

Year ended December 31, 2014
Available for sale investments:
Unrealized investment losses arising during the year	$(22,704)	$(15,963)	$(38,667)
Adjustment for reclassification of net realized investment gains and OTTI losses recognized in net income	(141,172)	26,702	(114,470)
Unrealized investment losses arising during the year, net of reclassification adjustment	(163,876)	10,739	(153,137)
Non-credit portion of OTTI losses	—	—	—
Foreign currency translation adjustment	(10,262)	—	(10,262)
Total other comprehensive loss	$(174,138)	$10,739	$(163,399)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

20.	OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)

Reclassifications out of AOCI into net income available to common shareholders were as follows:

		Amount Reclassified from AOCI(1)
Details About AOCI Components	Consolidated Statement of Operations Line Item That Includes Reclassification	Year ended December 31,
		2016	2015	2014

Unrealized gains (losses) on available for sale investments
	Other realized investment gains (losses)	$(34,213)	$(73,046)	$172,399
	OTTI losses	(26,210)	(72,720)	(31,227)
	Total before tax	(60,423)	(145,766)	141,172
	Income tax (expense) benefit	(1,767)	775	(26,702)
	Net of tax	$(62,190)	$(144,991)	$114,470

(1)	Amounts in parentheses are debits to net income available to common shareholders

21.	STATUTORY FINANCIAL INFORMATION

Our (re)insurance operations are subject to insurance and/or reinsurance laws and regulations in the jurisdictions in which they operate, the most significant of which include Bermuda, Ireland and the U.S. These regulations include certain restrictions on the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the insurance regulatory authorities.

The statutory capital and surplus in each of our most significant regulatory jurisdictions at December 31, 2016 and 2015 was as follows:

	Bermuda		Ireland		U.S.
At December 31,	2016	2015	2016	2015	2016	2015

Required statutory capital and surplus	$1,835,279	$1,948,833	$552,678	$282,857	$430,145	$412,990
Available statutory capital and surplus	$4,055,252	$3,619,642	$925,164	$781,892	$1,470,772	$1,439,366

Under the Insurance Act 1978, amendments thereto and Related Regulations of Bermuda (the "Act"), our Bermuda subsidiary, AXIS Specialty Bermuda is required to maintain minimum statutory capital and surplus equal to the greater of a minimum solvency margin ("MSM") and the Enhanced Capital Requirement ("ECR"). The MSM is the greater of $100 million, 50% of net premiums written, 15% of the net reserve for losses and loss expenses or 25% of the ECR. The ECR is calculated based on either an internally developed risk-based capital model or a standard risk-based capital model developed by the Bermuda Monetary Authority ("BMA"). In 2016, the BMA implemented an Economic Balance Sheet ("EBS") framework which was used as the basis to determine the ECR. The required and available statutory capital and surplus as at December 31, 2016 are based on this EBS framework.

Under the Act, AXIS Specialty Bermuda is restricted as to the payment of dividends for amounts greater than 25% of the prior year’s statutory capital and surplus, whereby a signed affidavit by at least two members of the Board of Directors attesting that the dividend in excess of this amount would not cause the company to fail to meet its relevant margins is required. The maximum dividend AXIS Specialty Bermuda could pay, without a signed affidavit, having met minimum levels of statutory capital and surplus requirements, is approximately $1.0 billion.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

21.	STATUTORY FINANCIAL INFORMATION (CONTINUED)

Effective January 1, 2016, our Irish subsidiaries, AXIS Specialty Europe SE and AXIS Re SE, are required to maintain the Minimum Capital Requirement (“MCR”) (subject to a monetary minimum floor) and the Solvency Capital Requirement “SCR” at all times. The capital requirements are calculated by reference to standard formulae defined in Solvency II. The MCR is the level of capital below which a company would be deemed insolvent for regulatory purposes. If a company falls below the SCR, the Central Bank of Ireland is authorized to take action to restore the financial position of the company. At December 31, 2016, our subsidiaries were in compliance with these requirements. Our Irish subsidiaries may declare dividends out of retained earnings subject to meeting their solvency and capital requirements. The maximum dividend is limited to excess eligible own funds (excess Solvency II capital over the SCR) and may also be limited to “profits available for distribution”, which consists of accumulated realized profits less accumulated realized losses and statutory reserves. At December 31, 2016, the maximum dividend our Irish subsidiaries could pay having met minimum levels of statutory capital and surplus requirements, after obtaining prior approval from the Central Bank of Ireland, was approximately $372 million.

Our U.S. operations required statutory capital and surplus is determined using risk based capital tests, which is the threshold that constitutes the authorized control level. If a company falls below the control level, the commissioner is authorized to take whatever regulatory actions may be considered necessary to protect policyholders and creditors. The maximum dividend that may be paid by our U.S. insurance subsidiaries is restricted by the regulatory requirements of the domiciliary states. Generally, the maximum dividend that may be paid by each of our U.S. insurance subsidiaries is limited to unassigned surplus (statutory equivalent of retained earnings) and may also be limited to statutory net income, net investment income or 10% of total statutory capital and surplus. At December 31, 2016, the maximum dividend that our U.S. insurance operations could pay without regulatory approval was approximately $147 million.

Our operating subsidiaries in Bermuda and the U.S. maintain branch offices in Singapore and Canada, respectively. Our Irish operating subsidiaries maintain branch offices in Switzerland, Australia and the U.K. As branch offices are not considered separate entities for regulatory purposes, the required and actual statutory capital and surplus amounts for each jurisdiction in the table above include amounts related to the applicable branch offices. Our branch offices in Singapore, Australia and Canada are subject to additional minimum capital or asset requirements in their countries of domicile. At December 31, 2016 and 2015, the actual capital/assets for each of these branches exceeded the relevant local regulatory requirements.

Total statutory net income of our operating subsidiaries was $598 million, $457 million, $884 million for 2016, 2015 and 2014, respectively. The differences between statutory financial statements and statements prepared in accordance with U.S. GAAP vary by jurisdiction, however, the primary differences are that statutory financial statements may not reflect deferred acquisition costs, certain net deferred tax assets, goodwill and intangible assets, unrealized appreciation or depreciation on debt securities or certain unauthorized reinsurance recoverables.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

22.    UNAUDITED CONDENSED QUARTERLY FINANCIAL DATA

The following is an unaudited summary of our quarterly financial results:

Quarters ended	Mar 31	Jun 30	Sep 30	Dec 31

2016
Net premiums earned	$902,340	$946,990	$934,415	$921,879
Net investment income	49,164	91,730	116,923	95,517
Net realized investment gains (losses)	(66,508)	21,010	5,205	(20,229)
Underwriting income	98,951	9,860	103,998	66,265
Net income available to common shareholders	38,417	119,491	176,644	130,912
Earnings per common share - basic	$0.41	$1.30	$1.97	$1.50
Earnings per common share - diluted	$0.41	$1.29	$1.96	$1.48

2015
Net premiums earned	$904,053	$941,211	$919,341	$921,812
Net investment income	92,107	88,544	45,685	79,000
Net realized investment losses	(42,553)	(11,110)	(69,957)	(14,872)
Underwriting income	100,790	56,848	56,245	88,358
Net income available to common shareholders	155,803	63,349	247,620	134,787
Earnings per common share - basic	$1.56	$0.63	$2.52	$1.40
Earnings per common share - diluted	$1.54	$0.63	$2.50	$1.39

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015 AND 2014

23.    SUBSEQUENT EVENTS

The transfer of the insurance business of AXIS Specialty Australia to a reinsurer was approved by the Irish High Court on February 1, 2017 and the Federal Court of Australia on February 10, 2017. Consequently, the insurance policies, assets and liabilities of AXIS Specialty Australia have been transferred to the reinsurer with effect from February 13, 2017. AXIS Specialty Australia is now seeking approval from Australia Prudential Regulation Authority to revoke its authorization to carry on insurance business in Australia.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s management has performed an assessment, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based upon that assessment, the Company’s management believes that, as of December 31, 2016, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Our independent registered public accounting firm has issued an audit report on our assessment of our internal control over financial reporting as of December 31, 2016. This report appears below.
All internal control systems, no matter how well designed, have inherent limitations. As a result, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial reporting and the preparation of financial statements.
Changes in Internal Control Over Financial Reporting
The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2016. Based upon that evaluation, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
AXIS Capital Holdings Limited
We have audited the internal control over financial reporting of AXIS Capital Holdings Limited and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated February 24, 2017 expressed an unqualified opinion on those financial statements.

/s/ Deloitte Ltd.
Hamilton, Bermuda
February 24, 2017

ITEM 9B.	OTHER INFORMATION

Disclosure of Certain Activities Under Section 13(r) of the Securities Exchange Act of 1934

Section 13(r) of the Securities Exchange Act of 1934, as amended, requires issuers to disclose in their annual and quarterly reports whether they or any of their affiliates knowingly engaged in certain activities with Iran or with individuals or entities that are subject to certain sanctions under U.S. law. Issuers are required to provide this disclosure even where the activities, transactions or dealings are conducted outside of the U.S. in compliance with applicable law.

As and when allowed by the applicable law and regulations, certain of our non-U.S. subsidiaries provide treaty reinsurance coverage to non-U.S. insurers on a worldwide basis, including insurers of liability, marine, aviation and energy risks, and as a result, these underlying reinsurance portfolios may have some exposure to Iran. In addition, we underwrite insurance and facultative reinsurance on a global basis to non-U.S. insureds and insurers, including for liability, marine, aviation and energy risks. Coverage provided to non-Iranian business may indirectly cover an exposure in Iran. For example, certain of our operations underwrite global marine hull and cargo policies that provide coverage for vessels navigating into and out of ports worldwide, including Iran. For the quarter ended December 31, 2016, there has been no material amount of premium allocated or apportioned to activities relating to Iran. As we believe these activities are permitted under applicable laws and regulations, we intend for our non-U.S. subsidiaries to continue to provide such coverage to the extent permitted by applicable law.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the sections captioned “Proposal No. 1 – Election of Directors”, “Corporate Governance”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2016 pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections captioned “Executive Compensation”, “Compensation Discussion and Analysis”, “Director Compensation” , "Compensation Committee Report" and “Compensation Committee Interlocks and Insider Participation” in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2016 pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the sections captioned “Principal Shareholders” and “Equity Compensation Plan Information” in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2016 pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the sections captioned “Certain Relationships and Related Transactions”, and “Corporate Governance” in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2016 pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section captioned “Principal Accounting Fees and Services” in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2016 pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits

1.	Financial Statements
Included in Part II – see Item 8 of this report.

2.	Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Schedule I	– Summary of Investments - Other than Investments in Related Parties

Schedule II	– Condensed Financial Information of Registrant

Schedule III	– Supplementary Insurance Information

Schedule IV	– Supplementary Reinsurance Information
Schedules V and VI have been omitted as the information is provided in Item 8, Consolidated Financial Statements, or in the above schedules.

3.	Exhibits

Exhibit Number	Description of Document
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

4.9
Certificate of Designations setting forth the specific rights, preferences, limitations and other terms of the Series C Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 19, 2012).

4.10
Certificate of Designations setting forth the specific rights, preferences, limitations and other terms of the Series D Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 20, 2013).

4.11
Certificate of Designations setting forth the specific rights, preferences, limitations and other terms of the Series E Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 7, 2016).

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

*10.5
Amendment No. 3 to Consulting Agreement by and between Michael A. Butt and AXIS Specialty Limited dated January 15, 2016 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K filed on February 25, 2016).

†*10.6	Amendment No. 4 to Consulting Agreement by and between Michael A. Butt and AXIS Specialty Limited dated December 8, 2016.

*10.7
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

*10.9
Amendment No. 2 to Employment Agreement dated May 3, 2012 by and among Albert Benchimol, AXIS Capital Holdings Limited and AXIS Specialty U.S. Services, Inc. effective as of January 19, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 25, 2016).

†*10.10
Amendment No. 3 to Employment Agreement dated May 3, 2012 by and among Albert Benchimol, AXIS Capital Holdings Limited, AXIS Specialty U.S. Services, Inc. and AXIS Specialty Limited effective as of January 1, 2017.

*10.11
Restricted Stock Agreement for Albert Benchimol pursuant to the AXIS Capital Holdings Limited 2007 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K/A filed on May 9, 2012).

*10.12
Separation Agreement entered into by and between John Gressier and AXIS Specialty Europe SE dated August 5, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2014).

*10.13
Letter Agreement by and between John D. Nichols, Jr. and AXIS Specialty U.S. Services, Inc. dated July 8, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 12, 2013).

*10.14
Employment Agreement by and between John D. Nichols, Jr. and AXIS Specialty U.S. Services, Inc. dated January 23, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 29, 2015).

*10.15
Amendment No. 1 to Letter Agreement by and between John D. Nichols, Jr. and AXIS Specialty U.S. Services, Inc. dated September 23, 2015 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed on February 25, 2016).

*10.16
Employment Agreement by and between Joseph C. Henry and AXIS Specialty U.S. Services, Inc. dated January 23, 2015 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 29, 2015).

*10.17
Employment Agreement by and between Peter W. Wilson and AXIS Specialty U.S. Services, Inc. dated June 23, 2014 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed on February 23, 2015).

*10.18
Employment Agreement by and between Chris DiSipio and AXIS Specialty U.S. Services, Inc. dated February 27, 2014 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed on February 23, 2015).

*10.19	2003 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Amendment No. 2) (No. 333-103620) filed on May 17, 2003).

*10.20	2007 Long-Term Equity Compensation Plan, as amended (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed on May 15, 2012).

*10.21	Form of Employee Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 28, 2010).

†*10.22	Form of Employee Restricted Stock Unit Agreement (Performance Vesting).

*10.23	Form of Employee Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed on February 21, 2014).

*10.24	2013 Executive Long-Term Equity Compensation Program (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 9, 2013).

†*10.25	2014 Executive Annual Incentive Plan.

†*10.26	AXIS Executive RSU Retirement Plan.

†*10.27	Form of Employee Restricted Stock Unit Agreement (Retirement Eligible/Performance Vesting).

†*10.28	Form of Employee Restricted Stock Unit Agreement (Retirement Eligible).

*10.29	2003 Directors Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (No. 333-110228) filed on November 4, 2003).

*10.30	2003 Directors Deferred Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on April 28, 2009).

*10.31	2016 Directors Annual Compensation Program (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed on February 25, 2016).

†*10.32	2017 Directors Annual Compensation Program.

*10.33	AXIS Specialty U.S. Services, Inc. Supplemental Retirement Plan (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on February 26, 2008).

10.34
Master Reimbursement Agreement, dated as of May 14, 2010, by and among AXIS Specialty Limited, AXIS Re Limited, AXIS Specialty Europe Limited, AXIS Insurance Company, AXIS Surplus Insurance Company, AXIS Specialty Insurance Company, AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 19, 2010).

10.35
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

10.36
Amendment to Committed Facility Letter dated November 20, 2013 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Surplus Insurance Company and AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 21, 2013).

10.37
Amendment to Committed Facility Letter dated March 31, 2015 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Reinsurance Company, AXIS Surplus Insurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 1, 2015).

10.38
Amendment to Facility Fee Letter dated March 31, 2015 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Reinsurance Company, AXIS Surplus Insurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 1, 2015).

10.39
Committed Facility Letter dated December 18, 2015 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Surplus Insurance Company and AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 22, 2015).

10.40
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

10.41
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

10.42
Letter of Credit Facility dated November 6, 2013 by and between AXIS Specialty Limited and ING Bank N.V., London Branch (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 8, 2013).

10.43
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

10.44
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

†101
The following financial information from AXIS Capital Holdings Limited’s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2016 and 2015; (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Exhibits 10.2 through 10.33 represent a management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.

†	Filed herewith.

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

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2017.

AXIS CAPITAL HOLDINGS LIMITED

By:	/s/ ALBERT BENCHIMOL
Albert Benchimol
President and Chief Executive Officer
POWER OF ATTORNEY
We, the undersigned directors and executive officers of AXIS Capital Holdings Limited, hereby appoint Joseph Henry and Conrad D. Brooks, and each of them singly, as our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2017.

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
Wilhelm Zeller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
AXIS Capital Holdings Limited
We have audited the consolidated financial statements of AXIS Capital Holdings Limited and subsidiaries (the “Company”) as of December 31, 2016, and 2015, and for each of the three years in the period ended December 31, 2016, and the Company’s internal control over financial reporting as of December 31, 2016, and have issued our reports thereon dated February 24, 2017; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte Ltd.
Hamilton, Bermuda
February 24, 2017

SCHEDULE I
AXIS CAPITAL HOLDINGS LIMITED
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES

	At December 31, 2016
	Amortized Cost	Fair Value	Amount shown on the Balance Sheet
(in thousands)
Type of investment:
Fixed maturities
U.S. government and agency	$1,681,425	$1,656,069	$1,656,069
Non-U.S. government	613,282	565,834	565,834
Corporate debt	4,633,834	4,600,743	4,600,743
Agency RMBS	2,487,837	2,465,135	2,465,135
CMBS	664,368	666,237	666,237
Non-Agency RMBS	57,316	56,921	56,921
ABS	1,221,813	1,222,214	1,222,214
Municipals	163,441	163,961	163,961
Total fixed maturities	$11,523,316	11,397,114	11,397,114
Mortgage loans, at amortized cost and fair value		349,969	349,969
Short-term investments, at amortized cost and fair value		127,461	127,461
Equity securities		638,744	638,744
Other investments (1)		534,784	830,219
Equity method investments (2)		—	116,000
Total investments		$13,048,072	$13,459,507

(1)	Other investments excludes investments where AXIS is considered to have the ability to exercise significant influence over the operating and financial policies of the investees.

(2)	Equity method investments are excluded as AXIS has the ability to exercise significant influence over the operating and financial policies of the investees.

SCHEDULE II
AXIS CAPITAL HOLDINGS LIMITED
CONDENSED BALANCE SHEETS – PARENT COMPANY
DECEMBER 31, 2016 AND 2015

	2016	2015
	(in thousands)
Assets
Investments in subsidiaries on equity basis	$6,033,564	$5,943,182
Promissory note receivable from subsidiary	368,252	—
Cash and cash equivalents	99	8,098
Other assets	9,913	9,381
Total assets	$6,411,828	$5,960,661

Liabilities
Intercompany payable	$66,123	$32,837
Dividends payable	58,791	52,237
Other liabilities	14,544	8,705
Total liabilities	139,458	93,779

Shareholders’ equity
Preferred shares	1,126,074	627,843
Common shares (2016: 176,580; 2015: 176,240 shares issued and 2016: 86,441; 2015: 96,066 shares outstanding)	2,206	2,202
Additional paid-in capital	2,299,857	2,241,388
Accumulated other comprehensive loss	(121,841)	(188,465)
Retained earnings	6,527,627	6,194,353
Treasury shares, at cost (2016: 90,139; 2015: 80,174 shares)	(3,561,553)	(3,010,439)
Total shareholders’ equity	6,272,370	5,866,882
Total liabilities and shareholders’ equity	$6,411,828	$5,960,661

(1)
AXIS Capital has fully and unconditionally guaranteed all obligations of AXIS Specialty Finance LLC, a 100% owned finance subsidiary, related to the issuance of $500 million aggregate principal amount of 5.875% senior unsecured notes. AXIS Capital’s obligations under this guarantee are unsecured and senior and rank equally with all other senior obligations of AXIS Capital.

(2)
AXIS Capital has fully and unconditionally guaranteed all obligations of AXIS Specialty Finance PLC, a 100% owned finance subsidiary, related to the issuance of $250 million aggregate principal amount of 2.65% and $250 million aggregate principal amount of 5.15% senior unsecured notes. AXIS Capital's obligations under this guarantee are unsecured and senior and rank equally with all other senior obligations of AXIS Capital.

(3)
AXIS Capital has fully and unconditionally guaranteed the obligations of AXIS Specialty Finance LLC, AXIS Specialty Holdings Bermuda Limited, AXIS Specialty Finance PLC, and operating subsidiaries i.e. the borrowing entities related to the $250 million credit facility issued by a syndication of lenders. At December 31, 2016 and 2015, debt outstanding under the credit facility was $nil.

(4)
AXIS Capital has fully and unconditionally guaranteed the derivative instrument obligations of certain of its 100% owned operating subsidiaries. At December 31, 2016, the notional value of guaranteed obligations utilized aggregated to $64 million (2015: $70 million).

(5)
On November 7, 2016, AXIS Capital advanced an amount of $368 million to AXIS Specialty Limited, bearing interest at an annual rate of 1.132% and a maturity date of April 15, 2017. Interest income on the promissory note is recorded in net investment income.

SCHEDULE II
AXIS CAPITAL HOLDINGS LIMITED
CONDENSED STATEMENTS OF OPERATIONS – PARENT COMPANY
YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	2016	2015	2014
	(in thousands)
Revenues
Net investment income	$656	$1	$3
Termination fee received	—	280,000	—
Total revenues	656	280,001	3

Expenses
General and administrative expenses	39,909	8,012	57,998
Interest expense and financing costs	—	—	26,749
Total expenses	39,909	8,012	84,747

Income (loss) before equity in net earnings of subsidiaries	(39,253)	271,989	(84,744)
Equity in net earnings of subsidiaries	552,621	369,642	895,489
Net income	513,368	641,631	810,745
Preferred share dividends	46,597	40,069	40,088
Loss on repurchase of preferred shares	1,309	—	—
Net income available to common shareholders	$465,462	$601,562	$770,657

Comprehensive income	$579,992	$498,740	$641,165

SCHEDULE II
AXIS CAPITAL HOLDINGS LIMITED
CONDENSED STATEMENTS OF CASH FLOWS – PARENT COMPANY
YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	2016	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income	$513,368	$641,631	$810,745
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net earnings of subsidiaries	(552,621)	(369,642)	(895,489)
Change in intercompany payable	33,286	(180,312)	8,272
Dividends received from subsidiaries	550,000	420,000	724,000
Other items	17,807	(23,614)	53,865
Net cash provided by operating activities	561,840	488,063	701,393

Cash flows from investing activities:
Promissory note receivable from subsidiary	(368,252)	—	—
Capital repaid from subsidiary	—	—	496,593
Net cash provided by (used in) investing activities	(368,252)	—	496,593

Cash flows from financing activities:
Net proceeds from issuance of preferred shares	531,945	—	—
Repurchase of common shares	(509,755)	(332,252)	(543,202)
Dividends paid - common shares	(132,323)	(118,652)	(117,619)
Repurchase of preferred shares	(51,769)	—	—
Dividends paid - preferred shares	(39,909)	(40,088)	(40,088)
Proceeds from issuance of common shares	224	3,986	5,550
Redemption of senior notes	—	—	(500,000)
Net cash used in financing activities	(201,587)	(487,006)	(1,195,359)

Increase (decrease) in cash and cash equivalents	(7,999)	1,057	2,627
Cash and cash equivalents - beginning of year	8,098	7,041	4,414
Cash and cash equivalents - end of year	$99	$8,098	$7,041

Supplemental disclosures of cash flow information:
Interest paid	$—	$—	$28,750

SCHEDULE III
AXIS CAPITAL HOLDINGS LIMITED
SUPPLEMENTARY INSURANCE INFORMATION

	At and year ended December 31, 2016
(in thousands)	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Losses And Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses(2)	Net Premiums Written
Insurance	$128,880	$5,345,655	$1,574,164	$1,777,321	$—	$1,141,933	$251,120	$346,857	$1,807,125
Reinsurance	309,756	4,352,172	1,395,334	1,928,304	—	1,062,264	495,756	135,844	1,945,849
Corporate	—	—	—	—	353,335	—	—	120,016	—
Total	$438,636	$9,697,827	$2,969,498	$3,705,625	$353,335	$2,204,197	$746,876	$602,717	$3,752,974

	At and year ended December 31, 2015
(in thousands)	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Losses And Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses(2)	Net Premiums Written
Insurance	$119,186	$5,291,218	$1,494,068	$1,798,191	$—	$1,154,928	$261,208	$341,658	$1,759,359
Reinsurance	352,596	4,355,067	1,266,821	1,888,226	—	1,021,271	456,904	145,253	1,915,307
Corporate	—	—	—	—	305,336	—	—	109,910	—
Total	$471,782	$9,646,285	$2,760,889	$3,686,417	$305,336	$2,176,199	$718,112	$596,821	$3,674,666

	At and year ended December 31, 2014
(in thousands)	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Losses And Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses(2)	Net Premiums Written
Insurance	$135,111	$5,063,147	$1,506,925	$1,830,544	$—	$1,131,880	$278,804	$341,214	$1,779,501
Reinsurance	331,876	4,533,650	1,228,451	2,040,455	—	1,054,842	458,393	144,987	2,127,474
Corporate	—	—	—	—	342,766	—	—	135,675	—
Total	$466,987	$9,596,797	$2,735,376	$3,870,999	$342,766	$2,186,722	$737,197	$621,876	$3,906,975

(1)	As we evaluate the underwriting results of each of our reportable segments separately from the results of our investment portfolio, we do not allocate net investment income to our reportable segments.

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

SCHEDULE IV
AXIS CAPITAL HOLDINGS LIMITED
SUPPLEMENTARY REINSURANCE INFORMATION
YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(in thousands)	DIRECT GROSS PREMIUM	CEDED TO OTHER COMPANIES	ASSUMED FROM OTHER COMPANIES	NET AMOUNT	PERCENTAGE OF AMOUNT ASSUMED TO NET

2016
Property and Casualty	$1,975,497	$1,215,775	$2,564,606	$3,324,328	77.1%
Accident and Health	136,681	1,459	293,424	428,646	68.5%
Total	$2,112,178	$1,217,234	$2,858,030	$3,752,974	76.2%
2015
Property and Casualty	$1,901,757	$910,917	$2,350,680	$3,341,520	70.3%
Accident and Health	129,808	18,147	221,485	333,146	66.5%
Total	$2,031,565	$929,064	$2,572,165	$3,674,666	70.0%
2014
Property and Casualty	$1,882,695	$786,555	$2,548,174	$3,644,314	69.9%
Accident and Health	127,279	17,989	153,371	262,661	58.4%
Total	$2,009,974	$804,544	$2,701,545	$3,906,975	69.1%