Form 10-Q
period 2017-03-31
AXIS CAPITAL HOLDINGS LTD
filed 2017-05-05
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of May 1 2017, there were 84,579,906 Common Shares, $0.0125 par value per share, of the registrant outstanding.

AXIS CAPITAL HOLDINGS LIMITED

PART I	FINANCIAL INFORMATION

This quarterly report contains forward-looking statements within the meaning of the United States federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the United States securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential” and “intend”. Forward-looking statements contained in this report may include information regarding our estimates of losses related to catastrophes and other large losses, measurements of potential losses in the fair value of our investment portfolio and derivative contracts, our expectations regarding pricing and other market conditions, our growth prospects, and valuations of the potential impact of movements in interest rates, equity prices, credit spreads and foreign currency rates. Forward-looking statements only reflect our expectations and are not guarantees of performance.
These statements involve risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:

•	the cyclical nature of the re(insurance) business leading to periods with excess underwriting capacity and unfavorable premium rates,

•	the occurrence and magnitude of natural and man-made disasters,

•	losses from war, terrorism and political unrest or other unanticipated losses,

•	actual claims exceeding our loss reserves,

•	general economic, capital and credit market conditions,

•	the failure of any of the loss limitation methods we employ,

•	the effects of emerging claims, coverage and regulatory issues, including uncertainty related to coverage definitions, limits, terms and conditions,

•	our inability to purchase reinsurance or collect amounts due to us,

•	the breach by third parties in our program business of their obligations to us,

•	difficulties with technology and/or data security,

•	the failure of our policyholders and intermediaries to pay premiums,

•	the failure of our cedants to adequately evaluate risks,

•	inability to obtain additional capital on favorable terms, or at all,

•	the loss of one or more key executives,

•	a decline in our ratings with rating agencies,

•	loss of business provided to us by our major brokers and credit risk due to our reliance on brokers,

•	changes in accounting policies or practices,

•	the use of industry catastrophe models and changes to these models,

•	changes in governmental regulations and potential government intervention in our industry,

•	failure to comply with certain laws and regulations relating to sanctions and foreign corrupt practices,

•	increased competition,

•	changes in the political environment of certain countries in which we operate or underwrite business including the United Kingdom's expected withdrawal from the European Union,

•	fluctuations in interest rates, credit spreads, equity prices and/or currency values, and

•
the other matters set forth under Item 1A, ‘Risk Factors’ and Item 7, ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’ included in our Annual Report on Form 10-K for the year ended December 31, 2016.

We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

	2017	2016
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2017: $11,242,063; 2016: $11,523,316)	$11,191,529	$11,397,114
Equity securities, available for sale, at fair value (Cost 2017: $591,559; 2016: $597,336)	653,419	638,744
Mortgage loans, held for investment, at amortized cost and fair value	339,855	349,969
Other investments, at fair value	780,395	830,219
Equity method investments	111,233	116,000
Short-term investments, at amortized cost and fair value	13,338	127,461
Total investments	13,089,769	13,459,507
Cash and cash equivalents	1,165,263	1,039,494
Restricted cash and cash equivalents	286,307	202,013
Accrued interest receivable	69,649	74,971
Insurance and reinsurance premium balances receivable	2,891,811	2,313,512
Reinsurance recoverable on unpaid and paid losses	2,070,341	2,334,922
Deferred acquisition costs	609,773	438,636
Prepaid reinsurance premiums	645,663	556,344
Receivable for investments sold	40,448	14,123
Goodwill and intangible assets	84,613	85,049
Other assets	293,330	295,120
Total assets	$21,246,967	$20,813,691

Liabilities
Reserve for losses and loss expenses	$9,541,963	$9,697,827
Unearned premiums	3,629,354	2,969,498
Insurance and reinsurance balances payable	514,356	493,183
Senior notes	993,229	992,950
Payable for investments purchased	83,783	62,550
Other liabilities	253,917	325,313
Total liabilities	15,016,602	14,541,321

Shareholders’ equity
Preferred shares	1,126,074	1,126,074
Common shares (2017: 176,580; 2016: 176,580 shares issued and 2017: 85,170; 2016: 86,441 shares outstanding)	2,206	2,206
Additional paid-in capital	2,276,671	2,299,857
Accumulated other comprehensive income (loss)	699	(121,841)
Retained earnings	6,499,262	6,527,627
Treasury shares, at cost (2017: 91,410; 2016: 90,139 shares)	(3,674,547)	(3,561,553)
Total shareholders’ equity	6,230,365	6,272,370

Total liabilities and shareholders’ equity	$21,246,967	$20,813,691

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	Three months ended
	2017	2016
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$938,703	$902,340
Net investment income	98,664	49,164
Other insurance related losses	(3,783)	(203)
Net realized investment losses:
Other-than-temporary impairment ("OTTI") losses	(6,553)	(9,729)
Other realized investment losses	(18,497)	(56,779)
Total net realized investment losses	(25,050)	(66,508)
Total revenues	1,008,534	884,793

Expenses
Net losses and loss expenses	606,942	498,962
Acquisition costs	189,792	180,635
General and administrative expenses	161,260	149,901
Foreign exchange losses	21,465	616
Interest expense and financing costs	12,791	12,833
Total expenses	992,250	842,947

Income before income taxes and interest in income (loss) of equity method investments	16,284	41,846
Income tax benefit	9,337	6,540
Interest in income (loss) of equity method investments	(5,766)	—
Net income	19,855	48,386
Preferred share dividends	14,841	9,969
Net income available to common shareholders	$5,014	$38,417

Per share data
Net income per common share:
Basic net income	$0.06	$0.41
Diluted net income	$0.06	$0.41
Weighted average number of common shares outstanding - basic	86,022	94,035
Weighted average number of common shares outstanding - diluted	86,793	94,853
Cash dividends declared per common share	$0.38	$0.35

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	Three months ended
	2017	2016
	(in thousands)
Net income	$19,855	$48,386
Other comprehensive income, net of tax:
Available for sale investments:
Unrealized investment gains arising during the period	67,703	138,634
Adjustment for reclassification of net realized investment losses and OTTI losses recognized in net income	24,968	59,281
Unrealized investment gains arising during the period, net of reclassification adjustment	92,671	197,915
Foreign currency translation adjustment	29,869	8,196
Total other comprehensive income, net of tax	122,540	206,111
Comprehensive income	$142,395	$254,497

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	2017	2016
	(in thousands)
Preferred shares
Balance at beginning of period	$1,126,074	$627,843
Shares repurchased	—	(2,843)
Balance at end of period	1,126,074	625,000

Common shares (par value)
Balance at beginning of period	2,206	2,202
Shares issued	—	4
Balance at end of period	2,206	2,206

Additional paid-in capital
Balance at beginning of period	2,299,857	2,241,388
Shares issued - common shares	—	1,779
Cost of treasury shares reissued	(37,363)	(15,008)
Settlement of accelerated share repurchase	—	60,000
Share-based compensation expense	14,177	8,373
Balance at end of period	2,276,671	2,296,533

Accumulated other comprehensive income (loss)
Balance at beginning of period	(121,841)	(188,465)
Unrealized gains (losses) on available for sale investments, net of tax:
Balance at beginning of period	(82,323)	(149,585)
Unrealized gains arising during the period, net of reclassification adjustment	92,671	197,915
Balance at end of period	10,348	48,330
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	(39,518)	(38,880)
Foreign currency translation adjustment	29,869	8,196
Balance at end of period	(9,649)	(30,684)
Balance at end of period	699	17,646

Retained earnings
Balance at beginning of period	6,527,627	6,194,353
Net income	19,855	48,386
Preferred share dividends	(14,841)	(9,969)
Common share dividends	(33,379)	(33,838)
Balance at end of period	6,499,262	6,198,932

Treasury shares, at cost
Balance at beginning of period	(3,561,553)	(3,010,439)
Shares repurchased for treasury	(151,242)	(196,011)
Cost of treasury shares reissued	38,248	16,392
Balance at end of period	(3,674,547)	(3,190,058)

Total shareholders’ equity	$6,230,365	$5,950,259

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income	$19,855	$48,386
Adjustments to reconcile net income to net cash used in operating activities:
Net realized investment losses	25,050	66,508
Net realized and unrealized gains (losses) on other investments	(18,211)	27,177
Amortization of fixed maturities	12,498	19,100
Interest in loss of equity method investments	5,766	—
Other amortization and depreciation	6,467	5,294
Share-based compensation expense, net of cash payments	(24,758)	(1,357)
Non-cash foreign exchange losses	24,149	—
Changes in:
Accrued interest receivable	5,596	2,616
Reinsurance recoverable balances	348,942	(6,668)
Deferred acquisition costs	(171,493)	(175,038)
Prepaid reinsurance premiums	(86,534)	(37,732)
Reserve for loss and loss expenses	(237,773)	50,132
Unearned premiums	654,475	820,947
Insurance and reinsurance balances, net	(559,456)	(737,185)
Other items	(40,834)	(96,430)
Net cash used in operating activities	(36,261)	(14,250)

Cash flows from investing activities:
Purchases of:
Fixed maturities	(2,670,518)	(2,556,709)
Equity securities	(98,559)	(102,963)
Mortgage loans	—	(61,263)
Other investments	(63,742)	(117,622)
Equity method investments	(1,000)	—
Short-term investments	(2,320)	(13,931)
Proceeds from the sale of:
Fixed maturities	2,429,084	2,473,167
Equity securities	70,575	85,254
Other investments	131,777	47,562
Short-term investments	7,087	16,331
Proceeds from redemption of fixed maturities	521,716	246,147
Proceeds from redemption of short-term investments	111,931	2,282
Proceeds from the repayment of mortgage loans	10,233	—
Purchase of other assets	(4,427)	(44,721)
Change in restricted cash and cash equivalents	(84,294)	11,627
Net cash provided by (used in) investing activities	357,543	(14,839)

Cash flows from financing activities:
Repurchase of common shares	(143,809)	(136,011)
Dividends paid - common shares	(38,541)	(36,636)
Dividends paid - preferred shares	(14,841)	(10,003)
Repurchase of preferred shares	—	(2,843)
Proceeds from issuance of common shares	—	1,783
Net cash used in financing activities	(197,191)	(183,710)

Effect of exchange rate changes on foreign currency cash and cash equivalents	1,678	1,986
Increase (decrease) in cash and cash equivalents	125,769	(210,813)
Cash and cash equivalents - beginning of period	1,039,494	988,133
Cash and cash equivalents - end of period	$1,165,263	$777,320

Supplemental disclosures of cash flow information: Non-cash foreign exchange losses were attributable to the reclass of the cumulative translation adjustment related to AXIS Specialty Australia from accumulated other comprehensive income to foreign exchange losses as the wind-down of this operation was substantially complete as of March 31, 2017. Also refer to Note 6 'Reserve for Losses and Loss Expenses' and Note 12 'Other Comprehensive Income'

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These interim consolidated financial statements include the accounts of AXIS Capital Holdings Limited (“AXIS Capital”) and its subsidiaries (herein referred to as “we,” “us,” “our,” or the “Company”).

The consolidated balance sheet at March 31, 2017 and the consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for the periods ended March 31, 2017 and 2016 have not been audited. The balance sheet at December 31, 2016 is derived from our audited financial statements.

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

The following information should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016. Tabular dollar and share amounts are in thousands, except per share amounts. All amounts are reported in U.S. dollars.

Significant Accounting Policies

There were no notable changes in our significant accounting policies subsequent to our Annual Report on Form 10-K for the year ended December 31, 2016.

New Accounting Standards Adopted in 2017

Share-Based Compensation Accounting

Effective January 1, 2017, the Company adopted Accounting Standards Update ("ASU") ASU 2016-09, "Compensation-Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting" which simplifies several aspects of the accounting for share-based payments to employees including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance requires all excess tax benefits and tax deficiencies to be recognized in the income statement with the tax effects of exercised or vested awards to be treated as discrete items in the reporting period in which they occur. Excess tax benefits should be classified along with other income tax cash flows as an operating activity on the statement of cash flows. In addition, companies will be required to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The guidance allows withholding up to the maximum statutory tax rates in the applicable jurisdictions to cover income taxes on share-based compensation awards without requiring liability classification. Cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The adoption of this guidance did not have a material impact on our results of operations, financial condition and liquidity.

Recently Issued Accounting Standards Not Yet Adopted

Premium Amortization on Purchased Callable Debt Securities

In March 2017, the FASB issued ASU 2017-08 "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities" which shortens the amortization period for certain purchased callable debt securities held at a premium. This guidance is effective for interim and annual reporting periods, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of this guidance on our results of operations, financial condition and liquidity.

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

The following tables summarize the underwriting results of our reportable segments, as well as the carrying values of allocated goodwill and intangible assets:

	2017			2016
Three months ended and at March 31,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$694,006	$1,217,865	$1,911,871	$653,349	$1,305,812	$1,959,161
Net premiums written	505,329	1,003,630	1,508,959	473,163	1,212,643	1,685,806
Net premiums earned	458,430	480,273	938,703	438,678	463,662	902,340
Other insurance related income (loss)	42	(3,825)	(3,783)	137	(340)	(203)
Net losses and loss expenses	(286,903)	(320,039)	(606,942)	(274,405)	(224,557)	(498,962)
Acquisition costs	(68,157)	(121,635)	(189,792)	(61,398)	(119,237)	(180,635)
General and administrative expenses	(90,448)	(31,353)	(121,801)	(85,576)	(38,013)	(123,589)
Underwriting income	$12,964	$3,421	16,385	$17,436	$81,515	98,951

Corporate expenses			(39,459)			(26,312)
Net investment income			98,664			49,164
Net realized investment losses			(25,050)			(66,508)
Foreign exchange losses			(21,465)			(616)
Interest expense and financing costs			(12,791)			(12,833)
Income before income taxes and interest in income (loss) of equity method investments			$16,284			$41,846

Net loss and loss expense ratio	62.6%	66.6%	64.7%	62.6%	48.4%	55.3%
Acquisition cost ratio	14.9%	25.3%	20.2%	14.0%	25.7%	20.0%
General and administrative expense ratio	19.7%	6.6%	17.2%	19.5%	8.2%	16.6%
Combined ratio	97.2%	98.5%	102.1%	96.1%	82.3%	91.9%

Goodwill and intangible assets	$84,613	$—	$84,613	$86,446	$—	$86,446

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS

a)     Fixed Maturities and Equities

The amortized cost or cost and fair values of our fixed maturities and equities were as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit OTTI in AOCI(5)

At March 31, 2017
Fixed maturities
U.S. government and agency	$1,720,234	$2,822	$(18,016)	$1,705,040	$—
Non-U.S. government	569,044	6,287	(24,210)	551,121	—
Corporate debt	4,441,008	46,535	(49,426)	4,438,117	—
Agency RMBS(1)	2,289,345	11,062	(30,695)	2,269,712	—
CMBS(2)	679,060	5,456	(3,415)	681,101	—
Non-Agency RMBS	51,459	1,698	(1,642)	51,515	(877)
ABS(3)	1,360,675	3,792	(1,816)	1,362,651	—
Municipals(4)	131,238	1,708	(674)	132,272	—
Total fixed maturities	$11,242,063	$79,360	$(129,894)	$11,191,529	$(877)

Equity securities
Common stocks	$379	$235	$(340)	$274
Exchange-traded funds	457,562	68,761	—	526,323
Bond mutual funds	133,618	—	(6,796)	126,822
Total equity securities	$591,559	$68,996	$(7,136)	$653,419

At December 31, 2016
Fixed maturities
U.S. government and agency	$1,681,425	$1,648	$(27,004)	$1,656,069	$—
Non-U.S. government	613,282	2,206	(49,654)	565,834	—
Corporate debt	4,633,834	42,049	(75,140)	4,600,743	—
Agency RMBS(1)	2,487,837	13,275	(35,977)	2,465,135	—
CMBS(2)	664,368	5,433	(3,564)	666,237	—
Non-Agency RMBS	57,316	1,628	(2,023)	56,921	(823)
ABS(3)	1,221,813	3,244	(2,843)	1,222,214	—
Municipals(4)	163,441	1,510	(990)	163,961	—
Total fixed maturities	$11,523,316	$70,993	$(197,195)	$11,397,114	$(823)

Equity securities
Common stocks	$379	$41	$(342)	$78
Exchange-traded funds	463,936	53,405	(2,634)	514,707
Bond mutual funds	133,051	—	(9,092)	123,959
Total equity securities	$597,366	$53,446	$(12,068)	$638,744

(1)	Residential mortgage-backed securities (RMBS) originated by U.S. government-sponsored agencies.

(2)	Commercial mortgage-backed securities (CMBS).

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

In the normal course of investing activities, we actively manage allocations to non-controlling tranches of structured securities (variable interests) issued by Variable Interest Entities ("VIEs"). These structured securities include RMBS, CMBS and ABS and are included in the above table. Additionally, within our other investments portfolio, we also invest in limited partnerships (hedge funds, direct lending funds, private equity funds and real estate funds) and CLO equity tranched securities, which are all variable interests issued by VIEs (see Note 3(c)). For these variable interests, we do not have the power to direct the activities that are most significant to the economic performance of the VIEs therefore we are not the primary beneficiary of any of these VIEs. Our maximum exposure to loss on these interests is limited to the amount of our investment. We have not provided financial or other support with respect to these structured securities other than our original investment.

Contractual Maturities

The contractual maturities of fixed maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value	% of Total Fair Value

At March 31, 2017
Maturity
Due in one year or less	$339,287	$329,785	2.8%
Due after one year through five years	4,016,965	4,003,336	35.8%
Due after five years through ten years	2,219,117	2,206,817	19.7%
Due after ten years	286,155	286,612	2.6%
	6,861,524	6,826,550	60.9%
Agency RMBS	2,289,345	2,269,712	20.3%
CMBS	679,060	681,101	6.1%
Non-Agency RMBS	51,459	51,515	0.5%
ABS	1,360,675	1,362,651	12.2%
Total	$11,242,063	$11,191,529	100.0%

At December 31, 2016
Maturity
Due in one year or less	$313,287	$305,972	2.8%
Due after one year through five years	3,906,190	3,850,149	33.8%
Due after five years through ten years	2,546,299	2,510,975	22.0%
Due after ten years	326,206	319,511	2.8%
	7,091,982	6,986,607	61.4%
Agency RMBS	2,487,837	2,465,135	21.6%
CMBS	664,368	666,237	5.8%
Non-Agency RMBS	57,316	56,921	0.5%
ABS	1,221,813	1,222,214	10.7%
Total	$11,523,316	$11,397,114	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

 Gross Unrealized Losses

The following table summarizes fixed maturities and equities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

At March 31, 2017
Fixed maturities
U.S. government and agency	$54,215	$(2,278)	$1,097,124	$(15,738)	$1,151,339	$(18,016)
Non-U.S. government	84,895	(21,569)	191,561	(2,641)	276,456	(24,210)
Corporate debt	137,955	(19,905)	1,588,217	(29,521)	1,726,172	(49,426)
Agency RMBS	73,078	(1,022)	1,619,979	(29,673)	1,693,057	(30,695)
CMBS	53,070	(1,043)	210,308	(2,372)	263,378	(3,415)
Non-Agency RMBS	13,195	(1,483)	6,917	(159)	20,112	(1,642)
ABS	173,243	(1,054)	278,337	(762)	451,580	(1,816)
Municipals	769	(32)	36,964	(642)	37,733	(674)
Total fixed maturities	$590,420	$(48,386)	$5,029,407	$(81,508)	$5,619,827	$(129,894)

Equity securities
Common stocks	$12	$(70)	$27	$(270)	$39	$(340)
Exchange-traded funds	—	—	—	—	—	—
Bond mutual funds	—	—	126,822	(6,796)	126,822	(6,796)
Total equity securities	$12	$(70)	$126,849	$(7,066)	$126,861	$(7,136)

At December 31, 2016
Fixed maturities
U.S. government and agency	$54,051	$(2,729)	$1,340,719	$(24,275)	$1,394,770	$(27,004)
Non-U.S. government	149,360	(38,683)	283,796	(10,971)	433,156	(49,654)
Corporate debt	230,218	(30,652)	1,948,976	(44,488)	2,179,194	(75,140)
Agency RMBS	76,694	(1,101)	1,724,170	(34,876)	1,800,864	(35,977)
CMBS	84,640	(749)	193,499	(2,815)	278,139	(3,564)
Non-Agency RMBS	13,642	(1,752)	7,194	(271)	20,836	(2,023)
ABS	362,110	(1,950)	266,763	(893)	628,873	(2,843)
Municipals	774	(29)	68,598	(961)	69,372	(990)
Total fixed maturities	$971,489	$(77,645)	$5,833,715	$(119,550)	$6,805,204	$(197,195)

Equity securities
Common stocks	$—	$—	$37	$(342)	$37	$(342)
Exchange-traded funds	4,959	(461)	87,760	(2,173)	92,719	(2,634)
Bond mutual funds	—	—	123,954	(9,092)	123,954	(9,092)
Total equity securities	$4,959	$(461)	$211,751	$(11,607)	$216,710	$(12,068)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

Fixed Maturities

At March 31, 2017, 1,674 fixed maturities (2016: 1,881) were in an unrealized loss position of $130 million (2016: $197 million), of which $7 million (2016: $15 million) was related to securities below investment grade or not rated.

At March 31, 2017, 238 (2016: 330) securities had been in a continuous unrealized loss position for 12 months or greater and had a fair value of $590 million (2016: $971 million). Following our credit impairment review, we concluded that these securities as well as the remaining securities in an unrealized loss position in the above table were temporarily impaired at March 31, 2017, and were expected to recover in value as the securities approach maturity. Further, at March 31, 2017, we did not intend to sell these securities in an unrealized loss position and it is more likely than not that we will not be required to sell these securities before the anticipated recovery of their amortized costs.

Equity Securities

At March 31, 2017, 3 securities (2016: 23) were in an unrealized loss position of $7 million (2016: $12 million).

At March 31, 2017, 1 security (2016: 3 securities) was in a continuous unrealized loss position for 12 months or greater. Based on our impairment review process and our ability and intent to hold these securities for a reasonable period of time sufficient for a full recovery, we concluded that the above equities in an unrealized loss position were temporarily impaired at March 31, 2017.

b) Mortgage Loans

The following table provides a breakdown of our mortgage loans held-for-investment:

	March 31, 2017		December 31, 2016
	Carrying Value	% of Total	Carrying Value	% of Total

Mortgage Loans held-for-investment:
Commercial	$339,855	100%	$349,969	100%
	339,855	100%	349,969	100%
Valuation allowances	—	—%	—	—%
Total Mortgage Loans held-for-investment	$339,855	100%	$349,969	100%

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

We have a high quality mortgage portfolio with debt service coverage ratios in excess of 1.1x and loan-to-value ratios of less than 70%. There are no credit losses associated with the commercial mortgage loans that we hold at March 31, 2017.

There are no past due amounts at March 31, 2017.

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

c) Other Investments

The following table provides a breakdown of our investments in hedge funds, direct lending funds, private equity funds, real estate funds, CLO-Equities and other privately held investments, together with additional information relating to the liquidity of each category:

	Fair Value		Redemption Frequency (if currently eligible)	Redemption Notice Period

At March 31, 2017
Long/short equity funds	$56,982	7%	Annually	60 days
Multi-strategy funds	307,575	39%	Quarterly, Semi-annually	60-95 days
Event-driven funds	50,242	6%	Annually	45 days
Direct lending funds	178,390	23%	n/a	n/a
Private equity funds	72,465	9%	n/a	n/a
Real estate funds	17,971	2%	n/a	n/a
CLO-Equities	54,392	9%	n/a	n/a
Other privately held investments	42,378	5%	n/a	n/a
Total other investments	$780,395	100%

At December 31, 2016
Long/short equity funds	$118,619	14%	Semi-annually, Annually	45-60 days
Multi-strategy funds	285,992	34%	Quarterly, Semi-annually	60-95 days
Event-driven funds	93,539	11%	Annually	45 days
Direct lending funds	134,650	16%	n/a	n/a
Private equity funds	81,223	10%	n/a	n/a
Real estate funds	13,354	2%	n/a	n/a
CLO-Equities	60,700	8%	n/a	n/a
Other privately held investments	42,142	5%	n/a	n/a
Total other investments	$830,219	100%

n/a - not applicable

The investment strategies for the above funds are as follows:

•	Long/short equity funds: Seek to achieve attractive returns primarily by executing an equity trading strategy involving both long and short investments in publicly-traded equities.

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

Two common redemption restrictions which may impact our ability to redeem our hedge funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund's net assets which may otherwise hinder the general partner or investment manager's ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During 2017 and 2016, neither of these restrictions impacted our redemption requests. At March 31, 2017, $57 million (2016: $60 million), representing 14% (2016: 12%) of our total hedge funds, relate to holdings where we are still within the lockup period. The expiration of these lockup periods range from September 2017 to March 2019.

At March 31, 2017, we had $179 million (2016: $176 million) of unfunded commitments as a limited partner in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from 5-10 years and the General Partners of certain funds have the option to extend the term by up to 3 years.
At March 31, 2017, we had $19 million (2016: $12 million) of unfunded commitments as a limited partner in multi-strategy hedge funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the funds' investment term. These funds have investment terms ranging from 2 years to dissolution of the underlying fund.
At March 31, 2017, we had $135 million (2016: $140 million) of unfunded commitments as a limited partner in funds which invest in real estate and real estate securities and businesses. These funds are subject to a 3 year commitment period and total fund lives ranging from 7-8 years during which time we are not eligible to redeem our investments.

At March 31, 2017, we had $21 million (2016: $24 million) of unfunded commitments as a limited partner in a private equity fund. The life of the fund is subject to the dissolution of the underlying funds. We expect the overall holding period to be over 10 years.

During 2015, we made a $50 million commitment as a limited partner of a bank revolver opportunity fund. The fund is subject to an investment term of 7 years and the General Partners have the option to extend the term by up to 2 years. At March 31, 2017, this commitment remains unfunded. It is not anticipated that the full amount of this fund will be drawn.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

d) Equity Method Investments

During 2016, we paid $108 million including direct transaction costs to acquire 19% of the common equity of Harrington Reinsurance Holdings Limited ("Harrington"), the parent company of Harrington Re Ltd. ("Harrington Re"), an independent reinsurance company jointly sponsored by AXIS Capital and The Blackstone Group L.P. ("Blackstone"). Through long-term service agreements, AXIS Capital will serve as Harrington Re's reinsurance underwriting manager and Blackstone will serve as exclusive investment management service provider. As an investor, we expect to benefit from underwriting profit generated by Harrington Re and the income and capital appreciation Blackstone seeks to deliver through its investment management services. In addition, we have entered into an arrangement with Blackstone under which underwriting and investment related fees will be shared equally. Harrington is not a variable interest entity. Given that we exercise significant influence over the operating and financial policies of this investee we account for our ownership in Harrington under the equity method of accounting. The Company's proportionate share of the underlying equity in net assets resulted in a basis difference of $5 million which represents initial transactions costs.

During the three months ended March 31, 2017, we recorded an impairment charge of $6 million, related to a U.S. based insurance company, which reduced its carrying value from $9 million to $3 million. This charge is included in interest in income (loss) of equity method investments in the Consolidated Statement of Operations.

e) Net Investment Income

Net investment income was derived from the following sources:

	Three months ended March 31,
	2017	2016

Fixed maturities	$77,407	$75,975
Other investments	18,962	(26,878)
Equity securities	3,478	5,145
Mortgage loans	2,477	1,684
Cash and cash equivalents	3,095	1,434
Short-term investments	438	206
Gross investment income	105,857	57,566
Investment expenses	(7,193)	(8,402)
Net investment income	$98,664	$49,164

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

f) Net Realized Investment Losses

The following table provides an analysis of net realized investment losses:

	Three months ended March 31,
	2017	2016

Gross realized gains
Fixed maturities and short-term investments	$20,777	$16,164
Equities	15,783	3,541
Gross realized gains	36,560	19,705
Gross realized losses
Fixed maturities and short-term investments	(52,935)	(59,177)
Equities	(189)	(14,787)
Gross realized losses	(53,124)	(73,964)
Net OTTI recognized in earnings	(6,553)	(9,729)
Change in fair value of investment derivatives(1)	(1,933)	(2,520)
Net realized investment losses	$(25,050)	$(66,508)

(1) Refer to Note 5 'Derivative Instruments'

The following table summarizes the OTTI recognized in earnings by asset class:

	Three months ended March 31,
	2017	2016

Fixed maturities:
Non-U.S. government	$4,282	$—
Corporate debt	2,271	7,169
	6,553	7,169
Equity Securities
Exchange-traded funds	—	2,560
	—	2,560
Total OTTI recognized in earnings	$6,553	$9,729

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

The following table provides a roll forward of the credit losses, before income taxes, for which a portion of the OTTI was recognized in AOCI:

	Three months ended March 31,
	2017	2016

Balance at beginning of period	$1,493	$1,506
Credit impairments recognized on securities not previously impaired	—	—
Additional credit impairments recognized on securities previously impaired	—	—
Change in timing of future cash flows on securities previously impaired	—	—
Intent to sell of securities previously impaired	—	—
Securities sold/redeemed/matured	(10)	—
Balance at end of period	$1,483	$1,506

g) Reverse Repurchase Agreements

At March 31, 2017, we held $45 million (December 31, 2016: $176 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents in the Consolidated Balance Sheet. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, we receive principal and interest income. We monitor the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction.

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

U.S. government and agency

U.S. government and agency securities consist primarily of bonds issued by the U.S. Treasury and mortgage pass-through agencies such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. As the fair values of U.S. Treasury securities are based on unadjusted market prices in active markets, these securities are classified as Level 1. The fair values of U.S. government agency securities are determined using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads are observable market inputs, the fair values of U.S. government agency securities are classified as Level 2.

Non-U.S. government

Non-U.S. government securities include bonds issued by non-U.S. governments and their agencies along with supranational organizations (collectively also known as sovereign debt securities). The fair values of these securities are based on prices obtained from international indices or valuation models that include inputs such as interest rate yield curves, cross-currency basis index spreads, and country credit spreads for structures similar to the sovereign bond in terms of issuer, maturity and seniority. As the significant inputs used to price these securities are observable market inputs, the fair values of non-U.S. government securities are classified as Level 2.

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

CMBS

CMBS include mostly investment-grade bonds originated by non-agencies. The fair values of these securities are determined using a pricing model which uses dealer quotes and other available trade information along with security level characteristics to determine deal specific spreads. As the significant inputs used to price these securities are observable market inputs, the fair values of CMBS securities are classified as Level 2. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers to estimate fair value. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, the fair values of these securities are classified as Level 3.

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

Equity Securities

Equity securities include common stocks, exchange-traded funds and bond mutual funds. As the fair values of common stocks and exchange-traded funds are based on unadjusted quoted market prices in active markets, these securities are classified as Level 1.
As bond mutual funds have daily liquidity with redemption based on the Net Asset Values per share ("NAV") of the funds, the fair values of these securities are classified as Level 2.

Other Investments

Other privately held securities include convertible preferred shares, convertible notes and notes payable. These securities are initially valued at cost which approximates fair value. In subsequent measurement periods, the fair values of these securities are determined using an internally developed discounted cash flow model. As the significant inputs used to price these securities are unobservable, the fair value of these securities are classified as Level 3.

Indirect investments in CLO-Equities are classified as Level 3 as the fair values of these securities are estimated using an income approach valuation technique (discounted cash flow model) due to the lack of observable and relevant trades in secondary markets. Direct investments in CLO-Equities are also classified as Level 3 as these securities are estimated using a liquidation valuation.

Short-Term Investments

Short-term investments primarily comprise highly liquid securities with maturities greater than three months but less than one year from the date of purchase. These securities are classified as Level 2 because these securities are typically not actively traded due to their approaching maturity and, as such, their amortized cost approximates fair value.

Derivative Instruments

Derivative Instruments include foreign currency forward contracts, exchange traded interest rate swaps and commodity contracts that are customized to our economic hedging strategies and trade in the over-the-counter derivative market. The fair values of these derivatives are determined using the market approach valuation technique based on significant observable market inputs from third party pricing vendors, non-binding broker-dealer quotes and/or recent trading activity. Accordingly, the fair values of these derivatives are classified as Level 2.

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

Insurance-linked Securities

Insurance-linked securities comprise an investment in a catastrophe bond. As pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers to estimate the fair values of these securities. Pricing is generally unavailable when there is a low volume of trading activity and current transactions are not orderly. Accordingly, the fair values of these securities are classified as Level 3.

Cash Settled Awards

Cash settled awards comprise restricted stock units that form part of our compensation program. Although the fair values of these awards are determined using observable quoted market prices in active markets, the restricted stock units are not actively traded. Accordingly, the fair values of these liabilities are classified as Level 2.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The tables below present the financial instruments measured at fair value on a recurring basis for the periods indicated:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair value based on NAV practical expedient	Total Fair Value

At March 31, 2017
Assets
Fixed maturities
U.S. government and agency	$1,634,937	$70,103	$—	$—	$1,705,040
Non-U.S. government	—	551,121	—	—	551,121
Corporate debt	—	4,374,329	63,788	—	4,438,117
Agency RMBS	—	2,269,712	—	—	2,269,712
CMBS	—	671,288	9,813	—	681,101
Non-Agency RMBS	—	51,515	—	—	51,515
ABS	—	1,362,651	—	—	1,362,651
Municipals	—	132,272	—	—	132,272
	1,634,937	9,482,991	73,601	—	11,191,529
Equity securities
Common stocks	274	—	—	—	274
Exchange-traded funds	526,323	—	—	—	526,323
Bond mutual funds	—	126,822	—	—	126,822
	526,597	126,822	—	—	653,419
Other investments
Hedge funds	—	—	—	414,799	414,799
Direct lending funds	—	—	—	178,390	178,390
Private equity funds	—	—	—	72,465	72,465
Real estate funds	—	—	—	17,971	17,971
Other privately held investments	—	—	42,378	—	42,378
CLO - Equities	—	—	54,392	—	54,392
	—	—	96,770	683,625	780,395
Short-term investments	—	13,338	—	—	13,338
Other assets
Derivative instruments (see Note 5)	—	841	3,197	—	4,038
Insurance-linked securities	—	—	25,026	—	25,026
Total Assets	$2,161,534	$9,623,992	$198,594	$683,625	$12,667,745
Liabilities
Derivative instruments (see Note 5)	$—	$3,728	$16,621	$—	$20,349
Cash settled awards (see Note 7)	—	8,612	—	—	8,612
Total Liabilities	$—	$12,340	$16,621	$—	$28,961

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair value based on NAV practical expedient	Total Fair Value

At December 31, 2016
Assets
Fixed maturities
U.S. government and agency	$1,583,106	$72,963	$—	$—	$1,656,069
Non-U.S. government	—	565,834	—	—	565,834
Corporate debt	—	4,524,868	75,875	—	4,600,743
Agency RMBS	—	2,465,135	—	—	2,465,135
CMBS	—	663,176	3,061	—	666,237
Non-Agency RMBS	—	56,921	—	—	56,921
ABS	—	1,204,750	17,464	—	1,222,214
Municipals	—	163,961	—	—	163,961
	1,583,106	9,717,608	96,400	—	11,397,114
Equity securities
Common stocks	78	—	—	—	78
Exchange-traded funds	514,707	—	—	—	514,707
Bond mutual funds	—	123,959	—	—	123,959
	514,785	123,959	—	—	638,744
Other investments
Hedge funds	—	—	—	498,150	498,150
Direct lending funds	—	—	—	134,650	134,650
Private equity funds	—	—	—	81,223	81,223
Real estate funds	—	—	—	13,354	13,354
Other privately held investments	—	—	42,142	—	42,142
CLO - Equities	—	—	60,700	—	60,700
	—	—	102,842	727,377	830,219
Short-term investments	—	127,461	—	—	127,461
Other assets
Derivative instruments (see Note 5)	—	14,365	2,532	—	16,897
Insurance-linked securities	—	—	25,023	—	25,023
Total Assets	$2,097,891	$9,983,393	$226,797	$727,377	$13,035,458
Liabilities
Derivative instruments (see Note 5)	$—	$9,076	$6,500	$—	$15,576
Cash settled awards (see Note 7)	—	48,432	—	—	48,432
Total Liabilities	$—	$57,508	$6,500	$—	$64,008

During 2017 and 2016, there were no transfers between Levels 1 and 2.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

Except certain fixed maturities and insurance-linked securities priced using broker-dealer quotes (underlying inputs are not available), the following table quantifies the significant unobservable inputs used in estimating fair values at March 31, 2017 for investments classified as Level 3 in the fair value hierarchy.

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

Other investments - CLO-Equities	$32,748	Discounted cash flow	Default rates	4.0%	4.0%
			Loss severity rate	35.0%	35.0%
			Collateral spreads	3.0%	3.0%
			Estimated maturity dates	6 years	6 years

	21,644	Liquidation value	Fair value of collateral	100%	100%
			Discount margin	0.3% - 14.1%	1.8%

Other investments - Other privately held investments	42,378	Discounted cash flow	Discount rate	5.0% - 8.0%	7.2%

Derivatives - Weather derivatives, net	$(13,424)	Simulation model	Weather curve	94 - 4526(1)	n/a (2)
			Weather standard deviation	55 - 380(1)	n/a (2)

(1) Measured in Heating Degree Days ("HDD") which is the number of degrees the daily temperature is below a reference temperature. The cumulative HDD for the duration of the derivatives contract is compared to the strike value to determine the necessary settlement.

(2)
Due to the diversity of the portfolio, the range of unobservable inputs is wide therefore, presentation of a weighted average is not useful. Weather parameters may include various temperature and/or precipitation measures that will naturally vary by geographic location of each counterparty's operations.

The CLO-Equities market continues to be relatively inactive with only a small number of transactions being observed, particularly as it relates to transactions involving our CLO-Equities. Accordingly, fair values of investments in CLO-Equities are determined using models. Given that all of our direct investments in CLO-Equities are past their reinvestment period, there is uncertainty over the remaining time to maturity. As such our direct investments in CLO-Equities are estimated using a liquidation valuation. Indirect investments in CLO-Equities are valued using a discounted cash flow model prepared by an external manager.

The liquidation valuation is based on the fair values of the net underlying collateral which is determined by applying market discount margins by credit quality bucket. An increase (decrease) in the market discount margin would result in a decrease (increase) in value of our CLO-Equities.

Regarding the discounted cash flow model, the default and loss severity rates are the most judgmental unobservable market inputs to which the valuation of CLO-Equities is most sensitive. A significant increase (decrease) in either of these significant inputs in isolation would result in lower (higher) fair value estimates for investments in CLO-Equities and, in general, a change in default rate assumptions will be accompanied by a directionally similar change in loss severity rate assumptions. Collateral spreads and estimated maturity dates are less judgmental inputs as they are based on the historical average of actual spreads and the weighted average life of the current underlying portfolios, respectively. A significant increase (decrease) in either of these significant inputs in isolation would result in higher (lower) fair value estimates for investments in CLO-Equities. In general, these inputs have no significant interrelationship with each other or with default and loss severity rates.

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

Other privately held securities are initially valued at cost which approximates fair value. In subsequent measurement periods, the fair values of these securities are determined using internally developed discounted cash flow models. These models include inputs that are specific to each investment. The inputs used in the fair value measurements include dividend or interest rates and appropriate discount rates. The selection of an appropriate discount rate is judgmental and is the most significant unobservable input used in the valuation of these securities. A significant increase (decrease) in this input in isolation could result in a significantly lower (higher) fair value measurement for other privately held securities. Where relevant, we also consider the contractual agreements which stipulate methodologies for calculating the dividend rate to be paid upon liquidation, conversion or redemption. In order to assess the reasonableness of the inputs we use in the discounted cash flow models, we maintain an understanding of current market conditions, historical results, as well as investee specific information that may impact future cash flows.

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

In general, weather curves are the most significant inputs contributing to the determination of fair value estimates. Changes in this variable can result in higher or lower fair value depending on the underlying position. In addition, changes in any or all of the unobservable inputs identified above may contribute positively or negatively to overall portfolio value. The correlation input will quantify the interrelationship, if any, amongst the other variables.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The following tables present changes in Level 3 for financial instruments measured at fair value on a recurring basis for the periods indicated:

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in earnings (1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gain/(loss) (3)

Three months ended March 31, 2017
Fixed maturities
Corporate debt	$75,875	$—	$—	$58	$(47)	$5,964	$(15,720)	$(2,342)	$63,788	$—
CMBS	3,061	—	—	—	(3)	9,400	—	(2,645)	9,813	—
ABS	17,464	—	(18,948)	—	1,484	—	—	—	—	—
	96,400	—	(18,948)	58	1,434	15,364	(15,720)	(4,987)	73,601	—
Other investments
Other privately held investments	42,142	—	—	236	—	—	—	—	42,378	236
CLO - Equities	60,700	—	—	1,029	—	—	—	(7,337)	54,392	1,029
	102,842	—	—	1,265	—	—	—	(7,337)	96,770	1,265
Other assets
Derivative instruments	2,532	—	—	755	—	—	—	(90)	3,197	755
Insurance-linked securities	25,023	—	—	3	—	—	—	—	25,026	3
	27,555	—	—	758	—	—	—	(90)	28,223	758
Total assets	$226,797	$—	$(18,948)	$2,081	$1,434	$15,364	$(15,720)	$(12,414)	$198,594	$2,023

Other liabilities
Derivative instruments	$6,500	$—	$—	$8,686	$—	$—	$—	$1,435	$16,621	$7,335
Total liabilities	$6,500	$—	$—	$8,686	$—	$—	$—	$1,435	$16,621	$7,335

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in earnings (1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gain/(loss) (3)

Three months ended March 31, 2016
Fixed maturities
Corporate debt	$38,518	$—	$(1,955)	$2	$(76)	$5,821	$(1,910)	$(150)	$40,250	$—
CMBS	10,922	—	—	—	(144)	—	—	(227)	10,551	—
ABS	—	—	—	—	—	—	—	—	—	—
	49,440	—	(1,955)	2	(220)	5,821	(1,910)	(377)	50,801	—
Other investments
Other privately held investments	—	—	—	—	—	36,712	—	—	36,712	—
CLO - Equities	27,257	36,378	—	(1,016)	—	—	—	(2,248)	60,371	(1,016)
	27,257	36,378	—	(1,016)	—	36,712	—	(2,248)	97,083	(1,016)
Other assets
Derivative instruments	4,395	—	—	2,948	—	1,359	—	(2,725)	5,977	1,479
Insurance-linked securities	24,925	—	—	(9)	—	—	—	—	24,916	(9)
	29,320	—	—	2,939	—	38,071	—	(2,725)	67,605	1,470
Total assets	$106,017	$36,378	$(1,955)	$1,925	$(220)	$43,892	$(1,910)	$(5,350)	$178,777	$454

Other liabilities
Derivative instruments	$10,937	$—	$—	$3,423	$—	$(1,025)	$—	$1,693	$15,028	$3,682
Total liabilities	$10,937	$—	$—	$3,423	$—	$(1,025)	$—	$1,693	$15,028	$3,682

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

Transfers into Level 3 from Level 2

There were no transfers to Level 3 from Level 2 made during the three months ended March 31, 2017 and 2016.

The transfers into Level 3 made during the three months ended March 31, 2016 were as a result of a change in the valuation methodology used to fair value the CLO-equity fund. An income approach valuation technique (discounted cash flow model) was used to estimate the fair value of the CLO-equity fund at March 31, 2017. As the NAV practical expedient was not used to determine the fair value of the CLO-equity fund, the fair value of the fund was categorized within the fair value hierarchy.

Transfers out of Level 3 into Level 2

The transfers into Level 2 from Level 3 made during the three months ended March 31, 2017 and 2016 were primarily due to the availability of observable market inputs and quotes from pricing vendors on certain fixed maturities.

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

For direct lending funds, private equity funds, real estate funds and one of our hedge funds, valuation statements are typically released on a three month reporting lag therefore we estimate fair value of these funds by starting with the prior quarter-end fund valuations and adjusting for capital calls, redemptions, drawdowns and distributions. Return estimates are not available from the relevant fund managers for these funds. Accordingly, we typically have a reporting lag in our fair value measurements of these funds. In 2017, funds reported on a lag represented 43% (2016: 35%) of our total other investments balance.

We often do not have access to financial information relating to the underlying securities held within the funds, therefore management is unable to corroborate the fair values placed on the securities underlying the asset valuations provided by fund managers or fund administrators. In order to assess the reasonableness of the NAVs, we perform a number of monitoring procedures on a quarterly basis, to assess the quality of the information provided by fund managers and funds administrators. These procedures include, but are not limited to, regular review and discussion of each fund's performance with its manager, regular evaluation of fund performance against applicable benchmarks and the backtesting of our fair value estimates against subsequently received NAVs. Backtesting involves comparing our previously reported fair values for each fund against NAVs per audited financial statements (for year-end values) and final NAVs from fund managers and fund administrators (for interim values).

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

March 31, 2017, due to their respective short maturities. As these financial instruments are not actively traded, their fair values are classified as Level 2.

The carrying value of mortgage loans held-for-investment approximated their fair value at March 31, 2017. The fair values of mortgage loans are primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk, or are determined from pricing for similar loans. As mortgage loans are not actively traded their fair values are classified as Level 3.

At March 31, 2017, senior notes are recorded at amortized cost with a carrying value of $993 million (2016: $993 million) and a fair value of $1,055 million (2016: $1,050 million). The fair values of these notes are based on prices obtained from a third party pricing service and are determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As these spreads and the yields for the risk-free yield curve are observable market inputs, the fair values of senior notes are classified as Level 2.

5.	DERIVATIVE INSTRUMENTS

The following table summarizes the balance sheet classification of derivatives recorded at fair value. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of our derivative activities. Notional amounts are not reflective of credit risk.

None of our derivative instruments are designated as hedges under current accounting guidance.

	March 31, 2017			December 31, 2016
	Derivative Notional Amount	Derivative Asset Fair Value(1)	Derivative Liability Fair Value(1)	Derivative Notional Amount	Derivative Asset Fair Value(1)	Derivative Liability Fair Value(1)

Relating to investment portfolio:
Foreign exchange forward contracts	$147,462	$121	$282	$195,979	$12,331	$87
Interest rate swaps	180,000	—	—	—	—	—
Relating to underwriting portfolio:
Foreign exchange forward contracts	583,809	720	3,446	492,899	2,034	8,989
Weather-related contracts	47,636	3,197	16,621	67,957	2,532	6,500
Commodity contracts	—	—	—	—	—	—
Total derivatives		$4,038	$20,349		$16,897	$15,576

(1)	Asset and liability derivatives are classified within other assets and other liabilities in the Consolidated Balance Sheets.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	DERIVATIVE INSTRUMENTS (CONTINUED)

Offsetting Assets and Liabilities

Our derivative instruments are generally traded under International Swaps and Derivatives Association master netting agreements, which establish terms that apply to all transactions. In the event of a bankruptcy or other stipulated event, master netting agreements provide that individual positions be replaced with a new amount, usually referred to as the termination amount, determined by taking into account market prices and converting into a single currency. Effectively, this contractual close-out netting reduces credit exposure from gross to net exposure. The table below presents a reconciliation of our gross derivative assets and liabilities to the net amounts presented in the Consolidated Balance Sheets, with the difference being attributable to the impact of master netting agreements.

	March 31, 2017			December 31, 2016
	Gross Amounts	Gross Amounts Offset	Net Amounts(1)	Gross Amounts	Gross Amounts Offset	Net Amounts(1)

Derivative assets	$6,401	$(2,363)	$4,038	$22,270	$(5,373)	$16,897
Derivative liabilities	$22,712	$(2,363)	$20,349	$20,949	$(5,373)	$15,576

(1)	Net asset and liability derivatives are classified within other assets and other liabilities in the Consolidated Balance Sheets.

Refer to Note 3 'Investments' for information on reverse repurchase agreements.

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

The total unrealized and realized gains (losses) recognized in earnings for derivatives not designated as hedges were as follows:

	Location of Gain (Loss) Recognized in Income on Derivative	Three months ended March 31,
		2017	2016

Relating to investment portfolio:
Foreign exchange forward contracts	Net realized investment gains (losses)	$(2,372)	$(2,520)
Interest rate swaps	Net realized investment gains (losses)	439	—
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange losses (gains)	(2,758)	3,202
Weather-related contracts	Other insurance related income (losses)	(7,932)	(475)
Commodity contracts	Other insurance related income (losses)	—	243
Total		$(12,623)	$450

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES

Reserve Roll-Forward

The following table presents a reconciliation of our beginning and ending gross reserve for losses and loss expenses and net reserve for unpaid losses and loss expenses for the periods indicated:

Three months ended March 31,	2017	2016

Gross reserve for losses and loss expenses, beginning of period	$9,697,827	$9,646,285
Less reinsurance recoverable on unpaid losses, beginning of period	(2,276,109)	(2,031,309)
Net reserve for unpaid losses and loss expenses, beginning of period	7,421,718	7,614,976

Net incurred losses and loss expenses related to:
Current year	631,735	569,356
Prior years	(24,793)	(70,394)
	606,942	498,962
Net paid losses and loss expenses related to:
Current year	(31,047)	(21,740)
Prior years	(521,478)	(534,532)
	(552,525)	(556,272)

Foreign exchange and other	36,797	87,420

Net reserve for unpaid losses and loss expenses, end of period	7,512,932	7,645,086
Reinsurance recoverable on unpaid losses, end of period	2,029,031	2,071,401
Gross reserve for losses and loss expenses, end of period	$9,541,963	$9,716,487

We write business with loss experience generally characterized as low frequency and high severity in nature, which can result in volatility in our financial results. During the three months ended March 31, 2017 and 2016, we recognized aggregate net losses and loss expenses, net of reinstatement premiums of $35 million and $14 million, respectively, in relation to catastrophe and weather related events.

The transfer of the insurance business of AXIS Specialty Australia to a reinsurer was approved by the Irish High Court on February 1, 2017 and the Federal Court of Australia on February 10, 2017. Consequently, the insurance policies, assets and liabilities of AXIS Specialty Australia were transferred to the reinsurer with effect from February 13, 2017. This resulted in the reduction of reserves for losses and loss expenses by $223 million and a reduction in reinsurance recoverables on unpaid and paid losses by $223 million.

On March 27, 2017, as part of the wind down of our Australia operation, the Australia Prudential Regulation Authority revoked the authorization of AXIS Specialty Australia to carry on insurance business in Australia. As this resulted in the substantial liquidation of AXIS Specialty Australia, we have released the cumulative translation adjustment related to AXIS Specialty Australia from accumulated other comprehensive income in the Consolidated Balance Sheet to foreign exchange losses in the Consolidated Statement of Operations.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Prior Year Development

Prior year reserve development arises from changes to loss and loss expense estimates related to losses incurred in previous calendar years. Such development is summarized by segment in the following table:

	Three months ended March 31,
	2017	2016

Insurance	$8,619	$2,427
Reinsurance	16,174	67,967
Total	$24,793	$70,394

The majority of the net favorable prior year reserve development for the three months ended March 31, 2017 related to medium-tail reserve classes, with additional net favorable prior year reserve development being contributed by our liability reinsurance reserve class, partially offset by net adverse prior year development in our motor reserve class. The majority of net favorable reserve development for the three months ended March 31, 2016 related to short-tail reserve classes with additional net favorable prior year reserve development being contributed by our motor reserve class.

Our short tail business includes the underlying exposures in our property and other, marine and aviation reserve classes within our insurance segment, and the property and other reserve class within our reinsurance segment. Development from these classes contributed $4 million and $48 million of the total net favorable prior year reserve development for the three months ended March 31, 2017 and 2016, respectively, and primarily reflected the recognition of better than expected loss emergence.

Our medium-tail business consists primarily of professional insurance and reinsurance reserve classes, credit and political risk insurance reserve class, and credit and surety reinsurance reserve class. For the three months ended March 31, 2017, the professional reserve classes contributed net favorable prior year reserve development of $23 million. The net favorable prior year reserve development on these reserve classes reflected the generally favorable experience on earlier accident years as we continued to transition to more experience based methods on these years. As our loss experience has generally been better than expected, this resulted in the recognition of net favorable prior year reserve development.

Our long-tail business consists primarily of liability and motor reserve classes. For the three months ended March 31, 2017 and March 31, 2016, the liability reinsurance reserve class contributed net favorable development of $23 million and $6 million, respectively. The net favorable prior year reserve development for our liability reinsurance reserve class in both years primarily reflected the progressively increased weight given by management to experience based indications on older accident years, which has generally been favorable. For the three months ended March 31, 2017, our motor reinsurance reserve class recorded net adverse prior year reserve development of $22 million. This adverse development was driven by the U.K. Ministry of Justice’s recent announcement of a decrease in the discount rate used to calculate lump sum awards in U.K. bodily injury cases, known as the Ogden rate. Effective March 20, 2017, the Ogden rate changed from plus 2.5% to minus 0.75%. For the three months ended March 31, 2016, our motor reinsurance reserve class contributed $16 million of net favorable prior year reserve development related to favorable loss emergence trends on several classes of business spanning multiple accident years.

Our March 31, 2017 net reserves for losses and loss expenses includes estimated amounts for numerous catastrophe events. We caution that the magnitude and/or complexity of losses arising from certain of these events, in particular Hurricane Matthew, the Fort McMurray wildfires, Storm Sandy, the 2011 Japanese earthquake and tsunami, the 2010-11 New Zealand earthquakes and the Tianjin port explosion, inherently increases the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserves for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	SHARE-BASED COMPENSATION

For the three months ended March 31, 2017, we incurred share-based compensation costs of $29 million (2016: $17 million) in respect of all restricted stock, share-settled restricted stock units, and cash-settled restricted stock units, and recorded associated tax benefits of $7 million (2016: $4 million).

The total fair value of share-settled restricted stock units and cash-settled restricted stock units that vested during the three months ended March 31, 2017 was $120 million (2016: $57 million), including $44 million, attributable to the grant of 3 year cliff vest service-based awards in 2014. At March 31, 2017 there were $130 million of unrecognized compensation costs, which are expected to be recognized over the weighted average period of 2.9 years.

Share-settled Awards

The following table provides a reconciliation of the beginning and ending balance of nonvested share-settled restricted stock units for the three months ended March 31, 2017:

	Performance-based Stock Awards		Service-based Stock Awards
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value(1)	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value(1)

Nonvested restricted stock - beginning of period	283	$51.27	1,593	$48.88
Granted	87	64.58	504	64.16
Vested(2)	(119)	49.14	(839)	47.26
Forfeited	—	—	(9)	50.57
Nonvested restricted stock - end of period	251	$56.88	1,249	$56.63

(1) Fair value is based on the closing price of our common shares on the New York Stock Exchange on the grant approval date.
(2) Included within the number of share-settled restricted stock units vested during the three months ended March 31, 2017 were 313,391 shares attributable to the grant of 3 year cliff vest service-based awards in 2014.

Cash-settled awards

The following table provides a reconciliation of the beginning and ending balance of nonvested cash-settled restricted stock units for the three months ended March 31, 2017:

	Performance-based Cash Settled RSUs	Service-based Cash Settled RSUs
	Number of Restricted Stock Units	Number of Restricted Stock Units

Nonvested restricted stock units - beginning of period	68	1,392
Granted	15	407
Vested(1)	(38)	(725)
Forfeited	—	(9)
Nonvested restricted stock units - end of period	45	1,065

(1) Included within the number of cash settled restricted stock units vested during the three months ended March 31, 2017 were 307,556 units attributable to the one-time grant in 2014 of 3 year cliff vest service based awards.

At March 31, 2017, the corresponding liability for cash-settled restricted stock units, included in other liabilities in the Consolidated Balance Sheets, was $9 million (2016: $22 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	EARNINGS PER COMMON SHARE

The following table sets forth the comparison of basic and diluted earnings per common share:

	Three months ended March 31,
	2017	2016

Basic earnings per common share
Net income	$19,855	$48,386
Less: preferred share dividends	14,841	9,969
Net income available to common shareholders	5,014	38,417
Weighted average common shares outstanding - basic	86,022	94,035
Basic earnings per common share	$0.06	$0.41

Diluted earnings per common share
Net income available to common shareholders	$5,014	$38,417

Weighted average common shares outstanding - basic	86,022	94,035
Share-based compensation plans	771	818
Weighted average common shares outstanding - diluted	86,793	94,853

Diluted earnings per common share	$0.06	$0.41

Anti-dilutive shares excluded from the dilutive computation	551	670

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.    SHAREHOLDERS' EQUITY

The following table presents our common shares issued and outstanding:

	Three months ended March 31,
	2017	2016

Shares issued, balance at beginning of period	176,580	176,240
Shares issued	—	316
Total shares issued at end of period	176,580	176,556

Treasury shares, balance at beginning of period	(90,139)	(80,174)
Shares repurchased	(2,229)	(3,910)
Shares reissued from treasury	958	431
Total treasury shares at end of period	(91,410)	(83,653)

Total shares outstanding	85,170	92,903

Treasury Shares

The following table presents our share repurchases:

	Three months ended March 31,
	2017	2016

In the open market:
Total shares(1)	1,896	3,704
Total cost	$127,982	$185,000
Average price per share(2)	$67.52	$49.94

From employees:(3)
Total shares	333	206
Total cost	$23,260	$11,011
Average price per share(2)	$69.80	$53.45

Total shares repurchased:
Total shares	2,229	3,910
Total cost	$151,242	$196,011
Average price per share(2)	$67.86	$50.13

(1)	The three months ended March 31, 2016 includes 1,358,380 common shares acquired under the accelerated share repurchase program (see below for more detail).

(2)	Calculated using whole numbers.

(3)
To satisfy withholding tax liabilities upon vesting of restricted stock and restricted stock units, share repurchases from employees are excluded from the authorized share repurchase plans noted below.

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

10. DEBT AND FINANCING ARRANGEMENTS

On March 27, 2017, the $250 million credit facility entered into by AXIS Capital and certain of its subsidiaries and a syndication of lenders expired.

On March 27, 2017, certain of AXIS Capital’s operating subsidiaries (the "Participating Subsidiaries") amended their existing $500 million secured letter of credit facility (the “LOC Facility”) with Citibank Europe plc (“Citibank”) to include an additional
$250 million of secured letter of credit capacity (the “$250 Million Facility”) pursuant to a Committed Facility Letter and an amendment to the Master Reimbursement Agreement (the “LOC Facility Documents”). Under the terms of the $250 Million Facility, letters of credit to a maximum aggregate amount of $250 million are available for issuance on behalf of the Participating Subsidiaries. These letters of credit will principally be used to support the reinsurance obligations of the Participating Subsidiaries. The $250 Million Facility is subject to certain covenants, including the requirement to maintain sufficient collateral, as defined in the LOC Facility Documents, to cover all of the obligations under the LOC Facility.

Such obligations include contingent reimbursement obligations for outstanding letters of credit and fees payable to Citibank. In the event of default, Citibank may exercise certain remedies, including the exercise of control over pledged collateral and the termination of the availability of the LOC Facility to any or all of the Participating Subsidiaries. The $250 million Facility expires March 31, 2018. The terms and conditions of the $500 million Facility remain unchanged.

11.	COMMITMENTS AND CONTINGENCIES

Reinsurance Agreements

We purchase reinsurance and retrocessional protection for our insurance and reinsurance lines of business. The minimum reinsurance premiums are contractually due in advance on a quarterly basis. Accordingly at March 31, 2017, we have unrecorded outstanding reinsurance purchase commitments of $36 million, all of which is due in 2017. Actual payments under the reinsurance contracts will depend on the underlying subject premium and may exceed the minimum premium.

Investments

Refer to Note 3 - 'Investments' for information on commitments related to our other investments.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.    OTHER COMPREHENSIVE INCOME

The tax effects allocated to each component of other comprehensive income were as follows:

	2017			2016
	Before Tax Amount	Tax Expense	Net of Tax Amount	Before Tax Amount	Tax Expense	Net of Tax Amount

Three months ended March 31,
Available for sale investments:
Unrealized investment gains arising during the period	$70,372	$(2,669)	$67,703	$148,831	$(10,197)	$138,634
Adjustment for reclassification of net realized investment losses and OTTI losses recognized in net income	25,759	(791)	24,968	63,992	(4,711)	59,281
Unrealized investment gains arising during the period, net of reclassification adjustment	96,131	(3,460)	92,671	212,823	(14,908)	197,915
Non-credit portion of OTTI losses	—	—	—	—	—	—
Foreign currency translation adjustment	29,869	—	29,869	8,196	—	8,196
Total other comprehensive income	$126,000	$(3,460)	$122,540	$221,019	$(14,908)	$206,111

Reclassifications out of AOCI into net income available to common shareholders were as follows:

		Amount Reclassified from AOCI(1)
Details About AOCI Components	Consolidated Statement of Operations Line Item That Includes Reclassification	Three months ended March 31,
		2017	2016

Unrealized investment gains (losses) on available for sale investments
	Other realized investment losses	$(19,206)	$(54,263)
	OTTI losses	(6,553)	(9,729)
	Total before tax	(25,759)	(63,992)
	Income tax expense	791	4,711
	Net of tax	$(24,968)	$(59,281)

Foreign currency translation adjustment
	Foreign exchange loss	$(24,149)	$—
	Income tax expense	—	—
	Net of tax	$(24,149)	$—

(1)	Amounts in parentheses are debits to net income available to common shareholders.

13. SUBSEQUENT EVENTS

On April 1, 2017, the Company acquired a 100% ownership interest in Compagnie Belge d'Assurances Aviation NV/SA (“Aviabel”). Aviabel is an insurer operating under Belgian law that has its head office in Belgium, a branch office in the Netherlands and a re-insurance company, Aviabel RE S.A. (“Aviabel RE”), in Luxembourg. We are currently in the process of determining the fair values of the underlying net assets and liabilities at the acquisition date. Given the timing of the acquisition, the fair value exercise is not yet complete. The underwriting results of Aviabel will be included in the underwriting results of our insurance segment from the acquisition date.

13.    SUBSEQUENT EVENTS (CONTINUED)

On April 17, 2017, the Company redeemed the remaining 14,042,955 of its 6.875% Series C preferred shares, for an aggregate liquidation preference of $351 million.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations. This should be read in conjunction with the consolidated financial statements and related notes included in Item 1 of this report and also our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2016. Tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

FIRST QUARTER 2017 FINANCIAL HIGHLIGHTS

First Quarter 2017 Consolidated Results of Operations

•	Net income available to common shareholders of $5 million, or $0.06 per common share and $0.06 per diluted common share

•	Non-GAAP operating income of $51 million, or $0.59 per diluted common share(1)

•	Gross premiums written of $1.9 billion

•	Net premiums written of $1.5 billion

•	Net premiums earned of $939 million

•	Net favorable prior year reserve development of $25 million

•	Estimated pre-tax catastrophe and weather-related net losses, net of reinstatement premiums, of $35 million compared to $14 million for the first quarter of 2016

•	Underwriting income of $16 million and combined ratio of 102.1%

•	Net investment income of $99 million

•	Net realized investment losses of $25 million

•	Foreign exchange losses of $21 million

First Quarter 2017 Consolidated Financial Condition

•	Total cash and investments of $14.5 billion; fixed maturities, cash and short-term securities comprise 87% of total cash and investments and have an average credit rating of AA-

•	Total assets of $21.2 billion

•	Reserve for losses and loss expenses of $9.5 billion and reinsurance recoverable of $2.1 billion

•	Total debt of $1.0 billion and the debt to total capital ratio of 13.7%

•	Total common shares repurchased were 2.2 million

•	At May 5, 2017 the remaining authorization under the repurchase program approved by our Board of Directors was $816 million

•	Common shareholders’ equity of $5.1 billion and diluted book value per common share of $58.89

(1)
Non-GAAP operating income is a non-GAAP financial measure as defined in SEC Regulation G. Refer to ‘Non-GAAP Financial Measures’ for reconciliation to nearest GAAP financial measure (net income available to common shareholders).

EXECUTIVE SUMMARY

Business Overview

We are a Bermuda-based global provider of specialty lines insurance and treaty reinsurance products with operations in Bermuda, the United States ("U.S."), Europe, Singapore, Canada, Latin America and the Middle East. Our underwriting operations are organized around our two global underwriting platforms, AXIS Insurance and AXIS Re.

Our mission is to provide our clients and distribution partners with a broad range of risk transfer products and services and meaningful capacity, backed by significant financial strength. We manage our portfolio holistically, aiming to construct the optimum consolidated portfolio of funded and unfunded risks, consistent with our risk appetite and development of our franchise. We nurture an ethical, entrepreneurial and disciplined culture that promotes outstanding client service, intelligent risk taking and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a global leader in specialty risks. Our execution on this strategy for the first three months of 2017 included:

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

On April 1, 2017, the Company acquired general aviation insurer and reinsurer Aviabel, increasing the Company's scale and relevance in the global aviation market. The Company will continue to maintain Aviabel's physical presence in Brussels and Amsterdam.

On April 17, 2017, the Company redeemed the remaining $351 million of its 6.875% Series C preferred shares. The execution of this transaction reduced the weighted average annual dividend rate on our preferred equity capital base by 88 basis points to 5.50%, with a minimal impact on our financial leverage.

Results of Operations

	Three months ended March 31,
	2017	% Change	2016

Underwriting income:
Insurance	$12,964	(26%)	$17,436
Reinsurance	3,421	(96%)	81,515
Net investment income	98,664	101%	49,164
Net realized investment losses	(25,050)	(62%)	(66,508)
Other expenses, net	(64,378)	94%	(33,221)
Interest in loss of equity method investments	(5,766)	nm	—
Net income	19,855	(59%)	48,386
Preferred share dividends	(14,841)	49%	(9,969)
Net income available to common shareholders	$5,014	(87%)	$38,417

Non-GAAP operating income	$50,964	(50%)	$101,274

nm – not meaningful

Underwriting Results

Total underwriting income for the three months ended March 31, 2017 was $16 million, a decrease of $83 million compared to $99 million for the three months ended March 31, 2016. The decrease in underwriting income was primarily driven by a decrease in net favorable prior year reserve development, an increase in catastrophe and weather-related losses and an increase in the current accident year loss ratio excluding catastrophe and weather-related losses.

The reinsurance segment underwriting income decreased by $78 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The decrease in underwriting income was primarily driven by a decrease in net favorable prior year reserve development, an increase in the current accident year loss ratio excluding catastrophe and weather-related losses, an increase in catastrophe and weather-related losses, partially offset by a decrease in general and administrative expenses.

The insurance segment underwriting income decreased by $4 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The decrease in underwriting income was primarily due to an increase in catastrophe and weather-related losses, partially offset by a decrease in the current accident year loss ratio excluding catastrophe and weather-related losses and an increase in net favorable prior year reserve development.

Net Investment Income

Net investment income for the three months ended March 31, 2017 was $99 million, an increase of $50 million compared to $49 million for the three months ended March 31, 2016. The increase was primarily driven by other investments. These investments generated a gain of $19 million for the three months ended March 31, 2017, compared to a loss of $27 million for three months ended March 31, 2016.

Net Realized Investment Losses

Realized losses were $25 million for the three months ended March 31, 2017 compared to realized losses of $67 million for the three months ended March 31, 2016. The realized losses for the three months ended March 31, 2017 and 2016 were mainly attributable to foreign currency losses on non-U.S. denominated securities as a result of the strengthening of the U.S. dollar, and by other-than-temporary impairment ("OTTI") charges. The OTTI charges were $7 million for the three months ended March 31, 2017, compared to $10 million for the same period in 2016.

Other Expenses (Revenues), Net

Corporate expenses were $39 million for the three months ended March 31, 2017, compared to $26 million for the three months ended March 31, 2016. The increase is primarily attributable to an increase in personnel expenses, including senior executive severance costs, and information technology project costs.

The foreign exchange losses of $21 million for the three months ended March 31, 2017 were primarily attributable to the reclass of the cumulative translation adjustment related to AXIS Specialty Australia from accumulated other comprehensive income to foreign exchange losses as the wind-down of this operation was substantially complete as of March 31, 2017.

The financial results for the three months ended March 31, 2017 resulted in a tax benefit of $9 million, compared to the benefit of $7 million for the three months ended March 31, 2016. The effective tax rate, which drives the tax expense, can vary between periods depending on the distribution of net income amongst tax jurisdictions, as well as other factors. The tax benefit recognized in the current quarter is primarily attributable to share based compensation excess tax benefits which were recognized in the income statement in the reporting period pursuant to the adoption of Accounting Standards Update ("ASU") ASU 2016-09, "Compensation-Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting", as well as underwriting losses recognized in our U.S. and European operations. The tax benefit recognized in 2016 was driven by realized investment losses in the U. S. and the reduction of a valuation allowance on European foreign tax credit carry forwards.

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

Competitive conditions continue to impact worldwide insurance markets with greatest pressures impacting catastrophe exposed property and certain global specialty lines of business. We also observed greater competitiveness for large accounts compared to smaller risks. These competitive pressures have led to price reductions across most lines of business, with decreases in international markets generally more severe than those observed in the U.S. We expect this trend to continue in the short-term but believe that there are still attractive risks in the market. In this challenging market environment, we are focusing on lines and markets that remain adequately priced or continue to deliver price increases and those that provide opportunities for profitable growth. Where necessary we also continue to shift our business mix toward smaller, less volatile risk accounts which we believe will enable us to achieve a better, more stable attritional loss experience.

The reinsurance markets' trading environment remains challenging in the many of lines of business and geographical regions. The market continues to be influenced by excess capacity, strong balance sheets of established market participants and a consolidation of reinsurance purchasing. Despite these conditions we observed recent favorable trends which we expect to positively impact trends in our business including many cedants reducing the size of their reinsurer panels, some moderation of pricing pressures, increased resistance to demands for greater commission rates as well as more generous terms and conditions, an increase in the number of cedants looking to buy more reinsurance protection and Solvency II and other regulatory or governmental driven opportunities. These factors, combined with AXIS' customer-centric approach and opportunities in specific lines of business and geographies allow us to execute on our targeted growth strategy. We continue to address the difficult market conditions by taking actions to protect the quality and profitability of our existing book, targeting larger shares of the more attractive treaties, managing the overall volatility of our reinsurance book, and expanding our already strong group of strategic capital partners with whom to share our risks.

Financial Measures
We believe the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

	Three months ended and at March 31,
	2017	2016

ROACE (annualized)(1)	0.4%	2.9%
Non-GAAP operating ROACE (annualized)(2)	4.0%	7.7%
Diluted book value per common share(3)	$58.89	$56.04
Cash dividends declared per common share	0.38	0.35
Increase in diluted book value per common share adjusted for dividends	$1.00	$2.31

(1)
Return on average common equity (“ROACE”) is calculated by dividing annualized net income available to common shareholders for the period by the average shareholders’ equity determined by using the common shareholders’ equity balances at the beginning and end of the period.

(2)
Non-GAAP operating ROACE is calculated by dividing annualized operating income for the period by the average common shareholders’ equity determined by using the common shareholders’ equity balances at the beginning and end of the period. Annualized non-GAAP operating ROACE is a non-GAAP financial measure as defined in SEC Regulation G. Refer to‘Non-GAAP Financial Measures’ for additional information and reconciliation to the nearest GAAP financial measure (ROACE).

(3)
Diluted book value per common share represents total common shareholders’ equity divided by the number of common shares and diluted common share equivalents outstanding, determined using the treasury stock method. Cash settled awards are excluded from the denominator.

Return on Equity
The decrease in non-GAAP operating ROACE for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, was primarily driven by a decrease in underwriting income, partially offset by an increase in net investment income.

In addition to the items noted above for non-GAAP operating ROACE, ROACE is also impacted by net realized investment gains (losses) and foreign exchange losses (gains).
The decrease in ROACE for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, was primarily driven by a decrease in underwriting income and an increase in foreign exchange losses, partially offset by an increase in net investment income and a decrease in net realized investment losses.
Diluted Book Value per Common Share
Diluted book value per common share increased by 5% to $58.89 at March 31, 2017, from $56.04 at March 31, 2016, which primarily reflected the generation of $432 million in net income available to common shareholders over the past twelve months which was partially offset by common share dividends declared.
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
Diluted Book Value per Common Share Adjusted for Dividends
Diluted book value per common share adjusted for dividends increased by $1.00 or 2% per common share for the three month period ended March 31, 2017, and $4.31, or 8%, per common share over the past twelve months.
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

During the three months ended March 31, 2017, total value created consisted primarily of the increase in unrealized gains on investments, reported in accumulated other comprehensive income.

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

	Three months ended March 31,
	2017	% Change	2016

Revenues:
Gross premiums written	$1,911,871	(2%)	$1,959,161
Net premiums written	1,508,959	(10%)	1,685,806
Net premiums earned	938,703	4%	902,340
Other insurance related losses	(3,783)	nm	(203)

Expenses:
Current year net losses and loss expenses	(631,735)		(569,356)
Prior year reserve development	24,793		70,394
Acquisition costs	(189,792)		(180,635)
Underwriting-related general and administrative
expenses(1)	(121,801)		(123,589)

Underwriting income(2)	$16,385	(83%)	$98,951

General and administrative expenses(1)	$161,260		$149,901
Income before income taxes and interest in income (loss) of equity method investments(2)	$16,284		$41,846

(1)
Underwriting-related general and administrative expenses is a non-GAAP measure as defined in SEC Regulation G. Our total general and administrative expenses also included corporate expenses of $39,459 and $26,312 for the three months ended March 31, 2017 and 2016, respectively. Refer to 'Other Expenses (Revenues), Net' for additional information related to these corporate expenses. Also, refer to 'Non-GAAP Financial Measures' for further information.

(2)
Group (or consolidated) underwriting income is a non-GAAP financial measure as defined in SEC Regulation G. Refer to Item 1, Note 2 to the Consolidated Financial Statements "Segment Information" for a reconciliation of underwriting income to the nearest GAAP financial measure (income before income taxes and interest in income (loss) of equity method investments) for the periods indicated above. Also, refer to 'Non-GAAP Financial Measures' for additional information related to the presentation of consolidated underwriting income.

UNDERWRITING REVENUES

Gross and net premiums written, by segment, were as follows:

	Gross Premiums Written
	Three months ended March 31,
	2017	% Change	2016

Insurance	$694,006	6%	$653,349
Reinsurance	1,217,865	(7%)	1,305,812
Total	$1,911,871	(2%)	$1,959,161

% ceded
Insurance	27%	(1) pts	28%
Reinsurance	18%	11 pts	7%
Total	21%	7 pts	14%

	Net Premiums Written
	Three months ended March 31,
	2017	% Change	2016

Insurance	$505,329	7%	$473,163
Reinsurance	1,003,630	(17%)	1,212,643
Total	$1,508,959	(10%)	$1,685,806

Gross Premiums Written:

Gross premiums written for the three months ended March 31, 2017 decreased by $47 million or 2% compared to the three months ended March 31, 2016. The decrease for the three months ended March 31, 2017 compared to the same period in 2016, was due to an increase in the insurance segment, partially offset by a decrease in the reinsurance segment.

The reinsurance segment's gross premiums written decreased by $88 million or 7% ($42 million or 3% on a constant currency basis (1)) for the three months ended March 31, 2017, compared to the same period in 2016. The decrease in the reinsurance segment gross premiums written for the three months ended March 31, 2017, compared to the same period of 2016, was impacted by the lower level of premiums written on a multi-year basis. This decrease in multi-year contracts decreased the amount of premium written in the current period relating to future years, compared to the same period in 2016. The decrease in gross premiums written was also impacted by foreign exchange movements for the three months ended March 31, 2017, compared to the same period in 2016, as the strength of the U.S. dollar drove comparative premium decreases in the treaties denominated in foreign currencies.

After adjusting for the impact of the multi-year contracts and foreign exchange movements, the reinsurance segment gross premiums written increased by $97 million, or 7% for the three months ended March 31, 2017, compared to the same period in 2016. The increase was primarily driven by our agriculture lines due to an increased treaty line size, together with new business in our motor, catastrophe, and property lines. These increases were partially offset by a decrease in our liability lines due to timing and a decrease in our professional lines related to the restructuring of a large quota share treaty which impacted the timing of premium recognition.

The insurance segment's gross premiums written increased by $41 million or 6% ($44 million or 7% on a constant currency basis) for the three months ended March 31, 2017 compared to the same period in 2016. The increase was primarily driven by new business in our accident and health, as well as professional lines.

(1)
Amounts presented on a constant currency basis are “non-GAAP financial measures” as defined in Regulation G. The constant currency basis is calculated by applying the average foreign exchange rate from the current year to the prior year balance.

Ceded Premiums Written:

Ceded premiums written for the three months ended March 31, 2017 were $403 million or 21% of gross premiums written, compared to $273 million or 14% of gross premiums written for the three months ended March 31, 2016. The increase in the ratio of ceded premiums written to gross premiums written for the three months ended March 31, 2017, compared to the same period in 2016, was primarily attributable to the reinsurance segment.

The increase in the reinsurance segment ceded ratio for the three months ended March 31, 2017, compared to the same period in 2016, reflected an increase in premiums ceded in our catastrophe, as well as our credit and surety lines, together with the impact of the retrocessional cover entered into with Harrington Re, which increased premiums ceded in our liability and professional lines and the decrease in premiums written in the quarter.

Net Premiums Earned:

Net premiums earned by segment were as follows:

	Three months ended March 31,
	2017		2016

Insurance	$458,430	49%	$438,678	49%
Reinsurance	480,273	51%	463,662	51%
Total	$938,703	100%	$902,340	100%

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in premium earning patterns.

Net premiums earned for the three months ended March 31, 2017 increased by $36 million or 4% ($73 million or 8% on a constant currency basis) compared to the three months ended March 31, 2016. The increase for the three months ended March 31, 2017 compared to the same period in 2016, was driven by increases in both segments.

The increase in net premiums earned in the reinsurance segment for the three months ended March 31, 2017 compared to the same period in 2016 was largely due to premium growth in our agriculture, liability, motor, and catastrophe lines in recent periods, together with favourable premium adjustments impacting our agriculture lines. The growth was partially offset by the impact of the retrocession to Harrington Re, which increased premiums ceded in our liability and professional lines, and increased premiums ceded in our catastrophe lines.

The increase in net premiums earned in the insurance segment for the three months ended March 31, 2017, compared to the same period in 2016 was largely due to strong premium growth in our accident and health, as well as our property lines in recent periods, partially offset by an increase in premiums ceded in our professional and liability lines.

Other Insurance Related Losses:

Other insurance related losses for the three months ended March 31, 2017 were $4 million, and reflected realized losses and unfavorable mark-to-market adjustments on our weather and commodities derivative portfolio, which were partially offset by fees from our strategic capital partners.

UNDERWRITING EXPENSES

The following table provides a breakdown of our combined ratio:

	Three months ended March 31,
	2017	% Point Change	2016

Current accident year loss ratio	67.3%	4.2	63.1%
Prior year reserve development	(2.6%)	5.2	(7.8%)
Acquisition cost ratio	20.2%	0.2	20.0%
General and administrative expense ratio(1)	17.2%	0.6	16.6%
Combined ratio	102.1%	10.2	91.9%

(1)
The general and administrative expense ratio includes corporate expenses not allocated to reportable segments of 4.2% and 2.9% for the three months ended March 31, 2017 and 2016, respectively. These costs are further discussed in the ‘Other Expenses (Revenues), Net’ section.

Current Accident Year Loss Ratio:

The current accident year loss ratio increased to 67.3% for the three months ended March 31, 2017 from 63.1% for the same period in 2016.

The increase for the three months ended March 31, 2017, compared to the same period in 2016, was impacted by a higher level of by catastrophe and weather-related losses. During the three months ended March 31, 2017 we incurred pre-tax catastrophe and weather-related losses of $35 million or 3.7 points attributable to U.S. weather-related events and Cyclone Debbie. During the three months ended March 31, 2016 we incurred pre-tax catastrophe and weather-related losses of $14 million or 1.6 points.

After adjusting for the impact of the catastrophe and weather-related losses, our current accident year loss ratios for the three months ended March 31, 2017 was 63.6%, compared to 61.5% in the three months ended March 31, 2016. The increase in the current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses for the three months ended March 31, 2017 compared to the same periods in 2016, was mainly due to the ongoing adverse impact of rate and trend, the impact of the Ogden rate change on our reinsurance motor lines, partially offset by the recognition of better than expected attritional loss experience in our insurance professional lines of business.

For further discussion on current accident year loss ratios, refer to the insurance and reinsurance segment discussions below.

Estimates of Significant Catastrophe Events

Our March 31, 2017 net reserves for losses and loss expenses includes estimated amounts for numerous catastrophe events. We caution that the magnitude and/or complexity of losses arising from certain of these events, in particular Hurricane Matthew, the Fort McMurray wildfires, Storm Sandy, the 2011 Japanese earthquake and tsunami, the 2010-11 New Zealand earthquakes and the Tianjin port explosion, inherently increases the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserves for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.
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

Prior Year Reserve Development:

Our favorable prior year reserve development was the net result of several underlying reserve developments on prior accident years, identified during our quarterly reserve review process. The following table provides a breakdown of prior year reserve development by segment:

	Three months ended March 31,
	2017	2016

Insurance	$8,619	$2,427
Reinsurance	16,174	67,967
Total	$24,793	$70,394

Overview

Our short tail business includes the underlying exposures in our property and other, marine and aviation reserve classes within our insurance segment, and the property and other reserve class within our reinsurance segment. Development from these classes contributed $4 million and $48 million of the total net favorable prior year reserve development for the three months ended March 31, 2017 and 2016, respectively, and primarily reflected the recognition of better than expected loss emergence.

Our medium-tail business consists primarily of professional insurance and reinsurance reserve classes, credit and political risk insurance reserve class, and credit and surety reinsurance reserve class. For the three months ended March 31, 2017, the professional reserve classes contributed net favorable prior year reserve development of $23 million. The net favorable prior year reserve development on these reserve classes reflected the generally favorable experience on earlier accident years as we continued to transition to more experience based methods on these years. As our loss experience has generally been better than expected, this resulted in the recognition of net favorable prior year reserve development.

Our long-tail business consists primarily of liability and motor reserve classes. For the three months ended March 31, 2017 and March 31, 2016, the liability reinsurance reserve class contributed net favorable development of $23 million and $6 million, respectively. The net favorable prior year reserve development for our liability reinsurance reserve class in both years primarily reflected the progressively increased weight given by management to experience based indications on older accident years, which has generally been favorable. For the three months ended March 31, 2017, our motor reinsurance reserve class recorded net adverse prior year reserve development of $22 million. This adverse development was driven by the U.K. Ministry of Justice’s recent announcement of a decrease in the discount rate used to calculate lump sum awards in U.K. bodily injury cases, known as the Ogden rate. Effective March 20, 2017, the Ogden rate changed from plus 2.5% to minus 0.75%. For the three months ended March 31, 2016, our motor reinsurance reserve class contributed $16 million of net favorable prior year reserve development related to favorable loss emergence trends on several classes of business spanning multiple accident years.

We caution that conditions and trends that impacted the development of our liabilities in the past may not necessarily occur in the future.

The following sections provide further details on prior year reserve development by segment, reserving class and accident year.

Insurance Segment:

	Three months ended March 31,
	2017	2016

Property and other	$537	$3,060
Marine	6,088	416
Aviation	(1,545)	964
Credit and political risk	(17)	(179)
Professional lines	7,450	(342)
Liability	(3,894)	(1,492)
Total	$8,619	$2,427

For the three months ended March 31, 2017 we recognized $9 million of net favorable prior year reserve development, the principal components of which were:

•	$7 million of net favorable prior year reserve development on professional lines, driven by better than expected development related to accident year 2014.

•	$6 million of net favorable prior year reserve development on marine business, driven by better than expected loss emergence impacting accident years 2014 and 2015.

•	$4 million of net adverse prior year development on liability lines, primarily related to reserve strengthening in recent years.

For the three months ended March 31, 2016 we recognized $2 million of net favorable prior year reserve development, the principal components of which were:

•
$3 million of net favorable prior year reserve development on property and other business, driven by better than expected loss emergence across most accident years, partially offset by strengthening of the 2015 accident year related to late loss emergence on several large property losses.

Reinsurance Segment:

	Three months ended March 31,
	2017	2016

Property and other	$(825)	$43,632
Credit and surety	(86)	(123)
Professional lines	15,925	1,526
Motor	(22,156)	16,469
Liability	23,316	6,463
Total	$16,174	$67,967

For the three months ended March 31, 2017 we recognized $16 million of net favorable prior year reserve development, the principal components of which were:

•	$23 million of net favorable prior year reserve development on liability business, primarily related to the 2006 through 2011 accident years, for reasons discussed in the overview.

•	$16 million of net favorable prior year reserve development on professional lines business, related to earlier accident years, for reasons discussed in the overview.

•
$22 million of net adverse prior year reserve development on motor business, related to the impact of the recent change in Ogden rate, partially offset by continued better than expected loss emergence related to non-proportional business spanning multiple accident years.

For the three months ended March 31, 2016 we recognized $68 million of net favorable prior year reserve development, the principal components of which were:

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

Acquisition Cost Ratio:

The acquisition cost ratio increased to 20.2% for the three months ended March 31, 2017 from 20.0% for the same period in 2016, driven by in our insurance segment and primarily related to business mix changes in our accident and health lines.

General and Administrative Expense Ratio:

The general and administrative expense ratio increased to 17.2% for the three months ended March 31, 2017, from 16.6% for the same period in 2016. The increase was primarily driven by an increase in personnel expenses including senior executive severance costs, and information technology project costs, partially offset by fees from strategic capital partners and an increase in net premiums earned.

RESULTS BY SEGMENT

INSURANCE SEGMENT

Results from our insurance segment were as follows:

	Three months ended March 31,
	2017	% Change	2016

Revenues:
Gross premiums written	$694,006	6%	$653,349
Net premiums written	505,329	7%	473,163
Net premiums earned	458,430	5%	438,678
Other insurance related income	42	(69%)	137

Expenses:
Current year net losses and loss expenses	(295,522)		(276,832)
Prior year reserve development	8,619		2,427
Acquisition costs	(68,157)		(61,398)
General and administrative expenses	(90,448)		(85,576)

Underwriting income	$12,964	(26%)	$17,436

Ratios:		% Point Change
Current year loss ratio	64.5%	1.4	63.1%
Prior year reserve development	(1.9%)	(1.4)	(0.5%)
Acquisition cost ratio	14.9%	0.9	14.0%
General and administrative expense ratio	19.7%	0.2	19.5%
Combined ratio	97.2%	1.1	96.1%

Gross Premiums Written:

The following table provides gross premiums written by line of business:

	Three months ended March 31,
	2017		2016		% Change

Property	$144,564	22%	$146,592	23%	(1%)
Marine	65,601	9%	73,532	11%	(11%)
Terrorism	11,814	2%	7,046	1%	68%
Aviation	14,583	2%	19,101	3%	(24%)
Credit and Political Risk	16,172	2%	8,917	1%	81%
Professional Lines	155,469	22%	145,451	22%	7%
Liability	90,603	13%	83,886	13%	8%
Accident and Health	195,200	28%	168,824	26%	16%
Total	$694,006	100%	$653,349	100%	6%

Gross premiums written for the three months ended March 31, 2017 increased by $41 million or 6% ($44 million or 7% on a constant currency basis) compared to the three months ended March 31, 2016. The increase in gross premiums written was primarily driven by new business in our accident and health, as well as our professional lines.

Ceded Premiums Written:

Ceded premiums written for the three months ended March 31, 2017 were $189 million or 27% of gross premiums written compared to $180 million or 28% of gross premiums written for the three months ended March 31, 2016.

The slight decrease in the ratio of ceded premiums written to gross premiums written for the three months ended March 31, 2017, compared to the same period in 2016, was primarily driven by the increase in gross premiums written in the quarter, partially offset by an increase in premiums ceded in our marine lines.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended March 31,
	2017		2016		% Change

Property	$118,875	27%	$106,198	25%	12%
Marine	38,669	8%	42,909	10%	(10%)
Terrorism	7,938	2%	8,614	2%	(8%)
Aviation	10,847	2%	13,853	3%	(22%)
Credit and Political Risk	10,180	2%	13,292	3%	(23%)
Professional Lines	125,138	27%	133,474	30%	(6%)
Liability	42,773	9%	40,909	9%	5%
Accident and Health	104,010	23%	79,429	18%	31%
Total	$458,430	100%	$438,678	100%	5%

Net premiums earned for the three months ended March 31, 2017 increased by 5%, compared to the three months ended March 31, 2016. The increase was largely due to strong premium growth in our accident and health, as well as our property lines in recent periods, partially offset by an increase in premiums ceded in our professional and liability lines.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended March 31,
	2017	% Point Change	2016

Current accident year	64.5%	1.4	63.1%
Prior year reserve development	(1.9%)	(1.4)	(0.5%)
Loss ratio	62.6%	—	62.6%

Current Accident Year Loss Ratio:

The current accident year loss ratios increased to 64.5% for the three months ended March 31, 2017, from 63.1% for the three months ended March 31, 2016.

The increase for the three months ended March 31, 2017, compared to the same period in 2016, was impacted by a higher level of catastrophe and weather-related losses. During the three months ended March 31, 2017 we incurred $20 million or 4.4 points in pre-tax catastrophe and weather-related losses, attributable to the U.S. weather-related events and Cyclone Debbie. Comparatively, during the three months ended March 31, 2016, we incurred $10 million or 2.3 points in pre-tax catastrophe and weather-related losses.

After adjusting for the impact of the catastrophe and weather-related losses, our current accident year loss ratios in the three months ended March 31, 2017 was 60.1% compared to 60.8% for the three months ended March 31, 2016. The decrease in the current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses for the three months ended March 31, 2017, compared to the same periods in 2016, was principally due to the recognition of better than expected attritional loss experience in our professional lines of business, a decrease in attritional loss experience in our marine, and our credit and political risk lines of business, partially offset by the ongoing adverse impact of rate and trend.

Refer to the ‘Prior Year Reserve Development’ section for further details.

Acquisition Cost Ratio:

The acquisition cost ratio increased to 14.9% for the three months ended March 31, 2017, from 14.0% for the same period in 2016, primarily related to business mix changes in our accident and health lines.

General and Administrative Expense Ratio:

The general and administrative expense ratio increased to 19.7% for the three months ended March 31, 2017, from 19.5% for the same period in 2016, primarily reflecting an increase in personnel expenses, and an increase in the allocation of certain corporate expenses, largely offset by an increase in net premiums earned.

REINSURANCE SEGMENT

Results from our reinsurance segment were as follows:

	Three months ended March 31,
	2017	% Change	2016

Revenues:
Gross premiums written	$1,217,865	(7%)	$1,305,812
Net premiums written	1,003,630	(17%)	1,212,643
Net premiums earned	480,273	4%	463,662
Other insurance related losses	(3,825)	nm	(340)

Expenses:
Current year net losses and loss expenses	(336,213)		(292,524)
Prior year reserve development	16,174		67,967
Acquisition costs	(121,635)		(119,237)
General and administrative expenses	(31,353)		(38,013)

Underwriting income	$3,421	(96%)	$81,515
Ratios:		% Point Change
Current year loss ratio	70.0%	6.9	63.1%
Prior year reserve development	(3.4%)	11.3	(14.7%)
Acquisition cost ratio	25.3%	(0.4)	25.7%
General and administrative expense ratio	6.6%	(1.6)	8.2%
Combined ratio	98.5%	16.2	82.3%

nm – not meaningful

Gross Premiums Written:

The following table provides gross premiums written by line of business for the periods indicated:

	Three months ended March 31,
	2017		2016		% Change

Catastrophe	$185,935	16%	$146,847	11%	27%
Property	194,541	16%	176,174	13%	10%
Professional Lines	77,012	6%	88,774	7%	(13%)
Credit and Surety	119,925	10%	258,111	20%	(54%)
Motor	291,423	24%	321,422	25%	(9%)
Liability	111,821	9%	149,990	11%	(25%)
Agriculture	149,191	12%	62,657	5%	138%
Engineering	40,533	3%	34,789	3%	17%
Marine and Other	47,484	4%	67,048	5%	(29%)
Total	$1,217,865	100%	$1,305,812	100%	(7%)

Gross premiums written for the three months ended March 31, 2017 decreased by $88 million or 7% ($42 million or 3% on a constant currency basis), compared to the three months ended March 31, 2016.

The decrease in gross premiums written for the three months ended March 31, 2017, compared to the same period in 2016, was impacted by treaties written on a multi-year basis as well as the impact of foreign exchange movements. For the three months ended March 31, 2017 the reinsurance segment reported a decrease in the level of premiums written on a multi-year basis, compared to the same period in 2016. This decrease in multi-year contracts decreased the amount of premium recorded for the current period relating to future years compared to the same period in 2016, most notably in our credit and surety, as well as our motor lines. On a comparative basis, the impact of the multi-year premiums resulted in a decrease in gross premiums written of $138 million for the three months ended March 31, 2017, compared to the same period in 2016. The decrease in gross premiums written was also impacted by foreign exchange movements for the three months ended March 31, 2017, compared to the same period in 2016, as the strength of the U.S. dollar drove comparative premium decreases in the treaties denominated in foreign currencies. Foreign exchange movements resulted in a relative decrease of $47 million in gross premiums written for the three months ended March 31, 2017, compared to the same period in 2016.

After adjusting for the impact of the multi-year contracts and foreign exchange movements, our reinsurance segment gross premiums written increased by $97 million or 7% for the three months ended March 31, 2017, compared to the same period in 2016. The increase was primarily driven by our agriculture lines due to an increased treaty line size, together with new business in our motor, catastrophe and property lines. These increases were partially offset by a decrease in our liability lines due to timing, and a decrease in our professional lines related to the restructuring of a large quota share treaty which impacted the timing of premium recognition.

Ceded Premiums Written:

Ceded premiums written for the three months ended March 31, 2017 were $214 million or 18% of gross premiums written compared to $93 million or 7% of gross premiums written for the three months ended March 31, 2016.

The increase in the ratio of ceded premiums written to gross premiums written for the three months ended March 31, 2017, compared to the same period in 2016, reflected an increase in premiums ceded in our catastrophe, as well as our credit and surety lines, together with the impact of the retrocessional cover entered into with Harrington Re, which increased premiums ceded in our liability and professional lines, and the decrease in premiums written for the quarter.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended March 31,
	2017		2016		% Change

Catastrophe	$41,520	9%	$46,738	10%	(11%)
Property	74,272	15%	68,596	15%	8%
Professional Lines	59,897	12%	76,394	16%	(22%)
Credit and Surety	56,049	12%	59,993	13%	(7%)
Motor	87,465	18%	77,508	17%	13%
Liability	80,833	17%	82,532	18%	(2%)
Agriculture	52,796	11%	19,654	4%	169%
Engineering	14,273	3%	15,613	3%	(9%)
Marine and Other	13,168	3%	16,634	4%	(21%)
Total	$480,273	100%	$463,662	100%	4%

Net premiums earned increased by $17 million or 4% ($50 million or 11% on a constant currency basis) for the three months ended March 31, 2017, compared to the same period in 2016.

The increase in net premiums earned for the three months ended March 31, 2017 compared to the same period in 2016 was primarily driven by the premium growth in our agriculture, liability, motor, and catastrophe lines in recent periods. The growth was partially offset by the impact of the retrocession to Harrington Re Ltd., which increased premiums ceded in our liability and professional lines, and increased premiums ceded in our catastrophe lines.

Other Insurance Related Losses:

Other insurance related losses for the three months ended March 31, 2017 were $4 million and reflected realized losses and unfavorable mark-to-market adjustments on our weather and commodities derivative portfolio which were partially offset by fees from our strategic capital partners.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended March 31,
	2017	% Point Change	2016

Current accident year	70.0%	6.9	63.1%
Prior year reserve development	(3.4%)	11.3	(14.7%)
Loss ratio	66.6%	18.2	48.4%

Current Accident Year Loss Ratio:

The current accident year loss ratio increased to 70.0% for the three months ended March 31, 2017 from 63.1% for the same period in 2016.

The increase for the three months ended March 31, 2017 compared to the same period in 2016 was impacted by a higher level of catastrophe and weather-related losses. During the three months ended March 31, 2017, we incurred pre-tax catastrophe and weather-related losses of $15 million or 3.1 points attributable to U.S. weather-related events and Cyclone Debbie. Comparatively, during the three months ended March 31, 2016 we incurred pre-tax catastrophe and weather-related losses of $4 million or 0.9 points.

After adjusting for the impact of the catastrophe and weather-related losses, our current accident year loss ratio for the three months ended March 31, 2017 was 66.9% compared to 62.2% for the three months ended March 31, 2016. The increase in the current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses for the three months ended March 31, 2017 compared to the same period in 2016 was principally due to changes in business mix, the impact of the Ogden rate change on our motor lines, and the ongoing adverse impact of rate and trend.

Refer ‘Prior Year Reserve Development’ for further details.

Acquisition Cost Ratio:

The acquisition cost ratio decreased to 25.3% for the three months ended March 31, 2017, compared to 25.7% for the same period in 2016. The decrease was principally driven by changes in business mix, and a decrease in adjustments related to loss-sensitive features, partially offset by the impact of retrocessional contracts, and fees from strategic capital partners which were a benefit in 2016.

General and Administrative Expense Ratio:

The general and administrative expense ratio decreased to 6.6% for the three months ended March 31, 2017, compared to 8.2% for the same period in 2016. The decrease primarily reflected the benefits of fees from our strategic capital partners.

OTHER EXPENSES (REVENUES), NET

The following table provides a breakdown of our other expenses (revenues), net:

	Three months ended March 31,
	2017	% Change	2016

Corporate expenses	$39,459	50%	$26,312
Foreign exchange losses	21,465	nm	616
Interest expense and financing costs	12,791	—%	12,833
Income tax benefit	(9,337)	43%	(6,540)
Total	$64,378	94%	$33,221

nm – not meaningful

Corporate Expenses: Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 4.2% for the three months ended March 31, 2017, compared to 2.9% for the same period of 2016. The increase in corporate expenses for the three month period ended March 31, 2017 is primarily attributable to an increase in personnel expenses including senior executive severance costs, and information technology project costs.

Foreign Exchange Losses: Some of our business is written in currencies other than the U.S. dollar. The foreign exchange losses for the three months ended March 31, 2017 were attributable to the reclass of a cumulative translation adjustment balance of $24 million related to our AXIS Specialty Australia from accumulated other comprehensive income to foreign exchange losses as the wind-down of this operation was substantially complete as of March 31, 2017. This loss is partially offset by foreign exchange gains related to the strengthening of the pound sterling and the euro against the U.S. dollar which positively impacted the remeasurement of premium receivable balances.

Comparatively, the modest foreign exchange losses for the three months ended March 31, 2016 were primarily driven by the appreciation of various currencies against the U.S. dollar, partially offset by the depreciation of the pound sterling against the U.S. dollar which negatively impacted the re-measurement of our net insurance related liabilities.

Income Tax benefit: Income tax primarily results from income generated by our foreign operations in the U.S. and Europe. Our effective tax rate is calculated as income tax expense divided by net income before tax including interest in loss of equity method investments. This effective rate can vary between periods depending on the distribution of net income amongst tax jurisdictions, as well as other factors. The tax benefit of $9 million recognized for the current quarter is primarily attributable to share based compensation excess tax benefits which were recognized in the income statement in the reporting period pursuant to the adoption of Accounting Standards Update ("ASU") ASU 2016-09, "Compensation-Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting", as well as underwriting losses recognized in our U.S. and European operations. The tax benefit of $7 million recognized in 2016 was driven by realized investment losses in the U.S. and the reduction of a valuation allowance on European foreign tax credit carry forwards.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS (LOSSES)

Net Investment Income

The following table provides a breakdown of income earned from our cash and investment portfolio by major asset class:

	Three months ended March 31,
	2017	% Change	2016

Fixed maturities	$77,407	2%	$75,975
Other investments	18,962	nm	(26,878)
Equity securities	3,478	(32%)	5,145
Mortgage loans	2,477	47%	1,684
Cash and cash equivalents	3,095	116%	1,434
Short-term investments	438	113%	206
Gross investment income	105,857	84%	57,566
Investment expense	(7,193)	(14%)	(8,402)
Net investment income	$98,664	101%	$49,164

Pre-tax yield:(1)
Fixed maturities	2.7%		2.6%

nm - not meaningful

(1)	Pre-tax yield is annualized and calculated as net investment income divided by the average month-end amortized cost balances for the periods indicated.

Fixed Maturities

Net investment income attributable to fixed maturities for the three months ended March 31, 2017 was $77 million compared to net investment income of $76 million for the three months ended March 31, 2016, an increase of $1 million. The increase was due to positive consumer price index adjustments on treasury inflation-protected securities.

Other Investments

The following table provides a breakdown of total net investment income from other investments:

	Three months ended March 31,
	2017	2016

Hedge, direct lending, private equity and real estate funds	$16,946	$(27,897)
Other privately held investments	987	—
CLO - Equities	1,029	1,019
Total net investment income from other investments	$18,962	$(26,878)

Pre-tax return on other investments(1)	2.4%	(3.2%)

(1)
The pre-tax return on other investments is non-annualized and calculated by dividing total net investment income from other investments by the average month-end fair value balances held for the periods indicated.

Net investment income attributable to other investments for the three months ended March 31, 2017 was $19 million compared to net investment loss of $27 million for the three months ended March 31, 2016, an increase of $46 million. This increase was due to an improvement in the performance of the global equity markets which translated into higher valuations on our hedge funds.

Net Realized Investment Losses

The following table provides a breakdown of net realized investment losses:

	Three months ended March 31,
	2017	2016

On sale of investments:
Fixed maturities and short-term investments	$(32,158)	$(43,013)
Equity securities	15,594	(11,246)
	(16,564)	(54,259)
OTTI charges recognized in earnings	(6,553)	(9,729)
Change in fair value of investment derivatives	(1,933)	(2,520)
Net realized investment losses	$(25,050)	$(66,508)

On sale of investments

Generally, sales of individual securities occur when there are changes in the relative value, credit quality or duration of a particular issue. We may also sell to re-balance our investment portfolio in order to change exposure to particular asset classes or sectors.

Net realized investment losses for the three months ended March 31, 2017 were $25 million compared to net realized investment losses of $67 million for the three months ended March 31, 2016, a decrease of $42 million. For the three months ended March 31, 2017 and 2016, the net realized investment losses were primarily due to foreign exchange losses on non-U.S. denominated securities, as a result of the strengthening of the U.S. dollar.

OTTI charges

The OTTI charges for the three months ended March 31, 2017 were $7 million, compared to $10 million for the three months ended March 31, 2016, a decrease of $3 million. For the three months ended March 31, 2017, the OTTI charges were driven by impairments on corporate debt securities and losses on non-U.S. denominated securities as a result of the decline in foreign exchange rates against the U.S. dollar. For the three months ended March 31, 2016, the OTTI charges were driven by impairments on high yield corporate debt securities which are exposed to the energy sector, and exchange-traded funds ("ETFs") which are unlikely to recover in the near term.

Change in fair value of investment derivatives

From time to time, we may economically hedge the foreign exchange exposure of non-U.S. denominated securities by entering into foreign exchange forward contracts.

During 2017, we introduced the use of interest rate swaps to reduce duration risk of our fixed income portfolio. For the three months ended March 31, 2017, we recorded gains of $1 million related to our interest rate swaps.

Total Return

The following table provides a breakdown of the total return on cash and investments for the period indicated:

	Three months ended March 31,
	2017	2016

Net investment income	$98,664	$49,164
Net realized investments losses	(25,050)	(66,508)
Change in net unrealized gains (losses)(1)	96,131	212,824
Interest in loss of equity method investments	(5,766)	—
Total	$163,979	$195,480

Average cash and investments(2)	$14,632,701	$14,505,886

Total return on average cash and investments, pre-tax:
Inclusive of investment related foreign exchange movements	1.1%	1.3%
Exclusive of investment related foreign exchange movements	1.0%	1.3%

(1)	Change in net unrealized gains (losses) is calculated by taking net unrealized gains (losses) at year ed less net unrealized gains (losses) at the prior year end.

(2)	The average cash and investments balance is calculated by taking the average of the month-end fair value balances held for the periods indicated.

CASH AND INVESTMENTS

The table below provides a breakdown of our cash and investments:

	March 31, 2017	December 31, 2016
	Fair Value	Fair Value

Fixed maturities	$11,191,529	$11,397,114
Equities	653,419	638,744
Mortgage loans	339,855	349,969
Other investments	780,395	830,219
Equity method investments	111,233	116,000
Short-term investments	13,338	127,461
Total investments	$13,089,769	$13,459,507

Cash and cash equivalents(1)	$1,451,570	$1,241,507

(1)	Includes restricted cash and cash equivalents of $286 million and $202 million at March 31, 2017 and at December 31, 2016, respectively.

Overview

The fair value of total investments decreased by $370 million for the three months ended March 31, 2017, due to the reallocation to cash and cash equivalents, in preparation for the redemption of our Series C preferred shares, (refer to 'Liquidity and Capital Resources' for additional information) and to finance to operations.

The following provides a further analysis on our investment portfolio by asset classes:

Fixed Maturities

The following provides a breakdown of our investment in fixed maturities:

	March 31, 2017		December 31, 2016
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$1,705,040	15%	$1,656,069	15%
Non-U.S. government	551,121	5%	565,834	5%
Corporate debt	4,438,117	40%	4,600,743	40%
Agency RMBS	2,269,712	20%	2,465,135	22%
CMBS	681,101	6%	666,237	6%
Non-Agency RMBS	51,515	1%	56,921	—%
ABS	1,362,651	12%	1,222,214	11%
Municipals(1)	132,272	1%	163,961	1%
Total	$11,191,529	100%	$11,397,114	100%

Credit ratings:
U.S. government and agency	$1,705,040	15%	$1,656,069	15%
AAA(2)	4,230,124	38%	4,165,226	36%
AA	976,416	9%	1,124,167	10%
A	1,640,014	15%	1,747,857	15%
BBB	1,578,529	14%	1,563,352	14%
Below BBB(3)	1,061,406	9%	1,140,443	10%
Total	$11,191,529	100%	$11,397,114	100%

(1)	Includes bonds issued by states, municipalities, and political subdivisions.

(2)	Includes U.S. government-sponsored agency RMBS and CMBS.

(3)	Non-investment grade and non-rated securities.

At March 31, 2017, fixed maturities had a weighted average credit rating of AA- (2016: AA-) and an average duration of 3.4 years (2016: 3.5 years). The interest rate swap position introduced during the three months ended March 31, 2017 reduced duration to 3.3 years. At March 31, 2017, the average credit rating was AA- (2016: AA-) and duration (including interest rate swaps) was 3.0 years (2016: 3.2 years) when short-term investments and cash and cash equivalents were included in the calculation.

Net unrealized investment losses on fixed maturities decreased from $126 million at December 31, 2016 to $51 million at March 31, 2017, a decrease of $75 million primarily due to the strengthening of the pound sterling and the euro against U.S. dollar which positively impacted valuations of non-U.S. denominated fixed maturity securities, together with the impact of the tightening of credit spreads on investment grade and high yield corporate debt.

Equities

Net unrealized investment gains on equities increased from $41 million at December 31, 2016 to $62 million at March 31, 2017, an increase of $21 million due to an improvement in valuations reflective of performance of the global equity markets.

Mortgage Loans

During the three months ended March 31, 2017, we reduced our investment in commercial mortgage loans to $340 million from $350 million at December 31, 2016, a decrease of $10 million. The commercial mortgage loans are high quality and collateralized by a variety of commercial properties and are diversified both geographically throughout the U. S. and by property type to reduce the risk of concentration. At March 31, 2017, there were no credit losses associated with our commercial mortgage loans portfolio.

Other Investments

The composition of our other investments portfolio is summarized as follows:

	March 31, 2017		December 31, 2016

Hedge funds
Long/short equity funds	$56,982	7%	$118,619	14%
Multi-strategy funds	307,575	39%	285,992	34%
Event-driven funds	50,242	6%	93,539	11%
Total hedge funds	414,799	52%	498,150	59%

Direct lending funds	178,390	23%	134,650	16%
Private equity funds	72,465	9%	81,223	10%
Real estate funds	17,971	2%	13,354	2%
Total hedge, direct lending and real estate funds	683,625	86%	727,377	87%

Other privately held investments	42,378	5%	42,142	5%
CLO - Equities	54,392	9%	60,700	8%
Total other investments	$780,395	100%	$830,219	100%

The fair value of total hedge funds decreased by $83 million for the three months ended March 31, 2017 driven by $95 million of net redemptions offset by $12 million of price appreciation. Certain of these funds may be subject to restrictions on redemptions which may limit our ability to liquidate these investments in the short term. See Note 3(c) to the Consolidated Financial Statements 'Investments' for further details on these restrictions and details on unfunded commitments relating to our other investment portfolio.

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

During the three months ended March 31, 2017, we recorded an impairment charge of $6 million, related to a U.S. based insurance company, which reduced its carrying value from $9 million to $3 million. This charge is included in interest in income (loss) of equity method investments in the Consolidated Statement of Operations.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the ‘Liquidity and Capital Resources’ section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 for a general discussion of our liquidity and capital resources.

The following table summarizes our consolidated capital as at:

	March 31, 2017	December 31, 2016

Senior notes	$993,229	$992,950

Preferred shares	1,126,074	1,126,074
Common equity	5,104,291	5,146,296
Shareholders’ equity	6,230,365	6,272,370
Total capital	$7,223,594	$7,265,320

Ratio of debt to total capital	13.7%	13.7%

Ratio of debt and preferred equity to total capital	29.3%	29.2%

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

Our consolidated balance sheet at March 31, 2017 reflected a temporary increase in preferred equity due to the issuance on November
7, 2016 of $550 million of 5.50% Series E preferred shares. The Company did not redeem the remaining $351 million of its 6.875% Series C preferred shares until April 17, 2017. Subsequently, our debt and preferred equity to total capital ratio reduced to 24%.

We believe that our financial flexibility remains strong.

Credit Facilities

On March 27, 2017, the $250 million credit facility entered into by AXIS Capital and certain of its subsidiaries and a syndication of lenders expired.

On March 27, 2017, certain of AXIS Capital’s operating subsidiaries (the "Participating Subsidiaries") amended their existing $500 million secured letter of credit facility (the “LOC Facility”) with Citibank Europe plc (“Citibank”) to include an additional
$250 million of secured letter of credit capacity (the “$250 Million Facility”) pursuant to a Committed Facility Letter and an amendment to the Master Reimbursement Agreement (the “LOC Facility Documents”). Under the terms of the $250 Million Facility, letters of credit to a maximum aggregate amount of $250 million are available for issuance on behalf of the Participating Subsidiaries. These letters of credit will principally be used to support the reinsurance obligations of the Participating Subsidiaries. The $250 Million Facility is subject to certain covenants, including the requirement to maintain sufficient collateral, as defined in the LOC Facility Documents, to cover all of the obligations under the LOC Facility.

Such obligations include contingent reimbursement obligations for outstanding letters of credit and fees payable to Citibank. In the event of default, Citibank may exercise certain remedies, including the exercise of control over pledged collateral and the termination of the availability of the LOC Facility to any or all of the Participating Subsidiaries. The $250 million Facility expires March 31, 2018. The terms and conditions of the $500 million Facility remain unchanged.

Common Equity

During the three months ended March 31, 2017, our common equity decreased by $42 million. The following table reconciles our opening and closing common equity positions:

Three months ended March 31,	2017

Common equity - opening	$5,146,296
Net income	19,855
Shares repurchased for treasury	(151,242)
Change in unrealized appreciation on available for sale investments, net of tax	92,671
Common share dividends	(33,379)
Preferred share dividends	(14,841)
Share-based compensation expense recognized in equity	14,177
Foreign currency translation adjustment	29,869
Cost of treasury shares reissued	885
Common equity - closing	$5,104,291

During the three months ended March 31, 2017, we repurchased 2.2 million common shares, repurchased for a total of $151 million (including $128 million pursuant to our Board-authorized share repurchase program and $23 million relating to shares purchased in connection with the vesting of restricted stock awards granted under our 2007 Long-Term Equity Compensation Plan). At May 5, 2017, the remaining authorization under the common share repurchase program approved by our Board of Directors was $816 million (refer to Part II, Item 2 'Unregistered Sales of Equity Securities and Use of Proceeds' for additional information).

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

As disclosed in our 2016 Annual Report on Form 10-K, we believe that the material items requiring such subjective and complex estimates are our:

•	reserves for losses and loss expenses;

•	reinsurance recoverable balances;

•	premiums;

•	fair value measurements for our financial assets and liabilities; and

•	assessments of other-than-temporary impairments.

We believe that the critical accounting estimates discussion in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016, continues to describe the significant estimates and judgments included in the preparation of our Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Item 1, Note 1 'Basis of Presentation and Accounting policies' to the Consolidated Financial Statements and Item 8, Note 2 'Significant Accounting Policies' to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016, for a discussion of recently issued accounting pronouncements that we have not yet adopted.

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At March 31, 2017, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

NON-GAAP FINANCIAL MEASURES

In this report, we present non-GAAP operating income, annualized non-GAAP operating ROACE, consolidated underwriting income, underwriting-related general and administrative expenses and amounts presented on a constant currency basis, which are “non-GAAP financial measures” as defined in Regulation G.

Non-GAAP operating income represents after-tax operational results without consideration of after-tax net realized investment gains (losses) and foreign exchange losses (gains). We also present diluted non-GAAP operating income per common share and non-GAAP operating return on average common equity (“annualized non-GAAP operating ROACE”), which are derived from the non-GAAP operating income measure.

Consolidated underwriting income is a pre-tax measure of underwriting profitability that takes into account net premiums earned and other insurance related income (losses) as revenues and net losses and loss expenses, acquisition costs and underwriting-related general and administrative costs as expenses. Underwriting-related general and administrative expenses include those general and administrative expenses that are incremental and/or directly attributable to our individual underwriting operations. While these measures are presented in Item 1, Note 2 to our Consolidated Financial Statements 'Segment Information', they are considered non-GAAP financial measures when presented elsewhere on a consolidated basis.

Non-GAAP operating income, diluted non-GAAP operating income per common share and annualized non-GAAP operating ROACE can be reconciled to the nearest GAAP financial measures as follows:

	Three months ended March 31,
	2017	2016

Net income available to common shareholders	$5,014	$38,417
Net realized investment losses, net of tax(1)	24,227	61,810
Foreign exchange losses, net of tax(2)	21,723	1,047
Non-GAAP operating income	$50,964	$101,274

Earnings per common share - diluted	$0.06	$0.41
Net realized investment losses, net of tax	0.28	0.65
Foreign exchange losses, net of tax	0.25	0.01
Non-GAAP operating income per common share - diluted	$0.59	$1.07

Weighted average common shares and common share equivalents - diluted(3)	86,793	94,853

Average common shareholders’ equity	$5,125,294	$5,282,149

Annualized ROACE	0.4%	2.9%

Annualized Non-GAAP operating ROACE	4.0%	7.7%

(1)
Tax benefit of ($823) and ($4,698) for the three months ended March 31, 2017 and 2016, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.

(2)
Tax cost of $258 and $431 for the three months ended March 31, 2017 and 2016, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.

(3)	Refer to Item 1, Note 8 to our Consolidated Financial Statements 'Earnings per Common Share' for further details on the dilution calculation.
A reconciliation of consolidated underwriting income to income before income taxes and interest in income (loss) of equity method investments (the nearest GAAP financial measure) can be found in Item 1, Note 2 to the Consolidated Financial Statements 'Segment Information'. Our total general and administrative expenses (the nearest GAAP financial measure to underwriting-related general and administrative expenses) also includes corporate expenses. The two components of total general and administrative expenses are separately presented in Item 1, Note 2 to the Consolidated Financial Statements 'Segment Information'. Underwriting-related general and administrative expenses are reconciled to general and administrative expenses (the nearest GAAP financial measure) within 'Underwriting Results - Group'.

Amounts presented on a constant currency basis are calculated by applying the average foreign exchange rate from the current year to prior year amounts.

We present our results of operations in the way we believe will be most meaningful and useful to investors, analysts, rating agencies and others who use our financial information to evaluate our performance. This includes the presentation of “non-GAAP operating income”, (in total and on a per share basis), “annualized non-GAAP operating ROACE” (which is based on the “non-GAAP operating income” measure) and “consolidated underwriting income”, which incorporates “underwriting-related general and administrative expenses”.

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

We believe that showing net income available to common shareholders exclusive of net realized gains (losses), foreign exchange losses (gains) reflects the underlying fundamentals of our business. In addition, we believe that this presentation enables investors and other users of our financial information to analyze performance in a manner similar to how our management analyzes the underlying business performance. We also believe this measure follows industry practice and, therefore, facilitates comparison of our performance with our peer group. We believe that equity analysts and certain rating agencies that follow us, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7A included in our 2016 Form 10-K. With the exception of the changes in exposure to foreign currency risk presented below, there have been no material changes to this item since December 31, 2016.

Foreign Currency Risk
The table below provides a sensitivity analysis of our total net foreign currency exposures.

	AUD	NZD	CAD	EUR	GBP	JPY	Other	Total

At March 31, 2017
Net managed assets (liabilities), excluding derivatives	$61,464	$(9,992)	$80,879	$(131,220)	$22,367	$(5,976)	$194,354	$211,876
Foreign currency derivatives, net	(74,165)	7,014	(102,796)	219,810	57,053	(2,246)	24,350	129,020
Net managed foreign currency exposure	(12,701)	(2,978)	(21,917)	88,590	79,420	(8,222)	218,704	340,896
Other net foreign currency exposure	2,055	—	19	817	1,133	—	77,359	81,383
Total net foreign currency exposure	$(10,646)	$(2,978)	$(21,898)	$89,407	$80,553	$(8,222)	$296,063	$422,279
Net foreign currency exposure as a percentage of total shareholders’ equity	(0.2%)	—%	(0.4%)	1.4%	1.3%	(0.1%)	4.8%	6.8%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$(1,065)	$(298)	$(2,190)	$8,941	$8,055	$(822)	$29,606	$42,227

(1)	Assumes 10% change in underlying currencies relative to the U.S. dollar.

Total Net Foreign Currency Exposure

At March 31, 2017, our total net foreign currency exposure was $422 million net long, driven by increases in our exposures to the euro, pound sterling and other non-core currencies primarily due to new business written during the three months ended March 31, 2017 associated with the January 2017 renewal season.

ITEM 4.     CONTROLS AND PROCEDURES

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2017. Based upon that evaluation, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

From time to time, we are subject to routine legal proceedings, including arbitrations, arising in the ordinary course of business. These legal proceedings generally relate to claims asserted by or against us in the ordinary course of insurance or reinsurance operations; estimated amounts payable under such proceedings are included in the reserve for losses and loss expenses in the Consolidated Balance Sheets.

We are not a party to any material legal proceedings arising outside the ordinary course of business.

ITEM 1A.     RISK FACTORS

There were no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information regarding the number of shares we repurchased during the three months ended March 31, 2017:

ISSUER PURCHASES OF EQUITY SECURITIES

Common Shares

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Repurchased Under the Announced Plans or Programs(2)

January 1-31, 2017	392	$64.69	382	$975.3 million
February 1-28, 2017	351	$67.93	304	$954.5 million
March 1-31, 2017	1,486	$68.68	1,209	$872.0 million
Total	2,229		1,895	$872.0 million

(1)
From time to time, we purchase shares in connection with the vesting of restricted stock awards granted to our employees under our 2007 Long-Term Equity Compensation Plan. The purchase of these shares is separately authorized and is not part of our Board-authorized share repurchase program, described below.

(2)
On December 9, 2016, our Board of Directors authorized a share repurchase plan to repurchase up to $1 billion of our common shares through to December 31, 2017. The share repurchase authorization which became effective on January 1, 2017, replaced the previous plan which had $253 million available through the end of 2016. Share repurchases may be effected from time to time in the open market or privately negotiated transactions, depending on market conditions.

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

As and when allowed by the applicable law and regulations, certain of our non-U.S. subsidiaries provide treaty reinsurance coverage to non-U.S. insurers on a worldwide basis, including insurers of liability, marine, aviation and energy risks, and as a result, these underlying reinsurance portfolios may have some exposure to Iran. In addition, we underwrite insurance and facultative reinsurance on a global basis to non-U.S. insureds and insurers, including for liability, marine, aviation and energy risks. Coverage provided to non-Iranian business may indirectly cover an exposure in Iran. For example, certain of our operations underwrite global marine hull and cargo policies that provide coverage for vessels navigating into and out of ports worldwide, including Iran. For the quarter ended March 31, 2017, there has been no material amount of premium allocated or apportioned to activities relating to Iran. As we believe these activities are permitted under applicable laws and regulations, we intend for our non-U.S. subsidiaries to continue to provide such coverage to the extent permitted by applicable law.

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

4.4
Certificate of Designations establishing the specific rights, preferences, limitations and other terms of the Series E Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 7, 2016).

†10.1	Separation Agreement entered into by and between John D. Nichols, Jr. and AXIS Specialty U.S. Services, Inc. dated February 27, 2017.
10.2
Committed Facility Letter dated March 27, 2017 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Reinsurance Company, AXIS Surplus Insurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 31, 2017).

10.3
Amendment to Master Reimbursement Agreement dated March 27, 2017 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Reinsurance Company, AXIS Surplus Insurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 31, 2017).

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
†101
The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016; (iv) Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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
Dated: May 5, 2017

AXIS CAPITAL HOLDINGS LIMITED
By:	/S/ ALBERT BENCHIMOL
Albert Benchimol
President and Chief Executive Officer

/S/ JOSEPH HENRY
Joseph Henry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)