Form 10-Q
period 2017-06-30
AXIS CAPITAL HOLDINGS LTD
filed 2017-08-08
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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
As of July 28 2017, there were 83,154,772 Common Shares, $0.0125 par value per share, of the registrant outstanding.

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

•
with respect to the offer to acquire Novae Group plc, (i) the effect of the announcement of the offer on our business relationships, operating results, share price or business generally, (ii) the occurrence of any event or other circumstances that could give rise to the termination or lapsing of the offer, (iii) the outcome of any legal proceedings that may be instituted against us relating to the offer and/or the acquisition, (iv) the failure to satisfy any of the conditions to completion of the acquisition, including the receipt of all required regulatory approvals and antitrust consents and (v) the failure to realize the expected synergies resulting from the acquisition, and

•
the other matters set forth under Item 1A, ‘Risk Factors’ and Item 7, ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’ included in our Annual Report on Form 10-K for the year ended December 31, 2016.

We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

	2017	2016
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2017: $11,420,810; 2016: $11,523,316)	$11,424,295	$11,397,114
Equity securities, available for sale, at fair value (Cost 2017: $651,656; 2016: $597,336)	738,489	638,744
Mortgage loans, held for investment, at amortized cost and fair value	349,916	349,969
Other investments, at fair value	813,617	830,219
Equity method investments	109,258	116,000
Short-term investments, at amortized cost and fair value	10,146	127,461
Total investments	13,445,721	13,459,507
Cash and cash equivalents	728,519	1,039,494
Restricted cash and cash equivalents	286,751	202,013
Accrued interest receivable	72,626	74,971
Insurance and reinsurance premium balances receivable	3,050,222	2,313,512
Reinsurance recoverable on unpaid and paid losses	2,184,934	2,334,922
Deferred acquisition costs	591,397	438,636
Prepaid reinsurance premiums	733,836	556,344
Receivable for investments sold	18,754	14,123
Goodwill and intangible assets	86,220	85,049
Other assets	300,658	295,120
Total assets	$21,499,638	$20,813,691

Liabilities
Reserve for losses and loss expenses	$9,878,662	$9,697,827
Unearned premiums	3,704,003	2,969,498
Insurance and reinsurance balances payable	677,204	493,183
Senior notes	993,511	992,950
Payable for investments purchased	95,865	62,550
Other liabilities	257,698	325,313
Total liabilities	15,606,943	14,541,321

Shareholders’ equity
Preferred shares	775,000	1,126,074
Common shares (2017: 176,580; 2016: 176,580 shares issued and 2017: 83,203; 2016: 86,441 shares outstanding)	2,206	2,206
Additional paid-in capital	2,283,523	2,299,857
Accumulated other comprehensive income (loss)	84,306	(121,841)
Retained earnings	6,551,801	6,527,627
Treasury shares, at cost (2017: 93,377; 2016: 90,139 shares)	(3,804,141)	(3,561,553)
Total shareholders’ equity	5,892,695	6,272,370

Total liabilities and shareholders’ equity	$21,499,638	$20,813,691

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	Three months ended		Six months ended
	2017	2016	2017	2016
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$981,431	$946,990	$1,920,133	$1,849,331
Net investment income	106,063	91,730	204,728	140,896
Other insurance related income (losses)	2,560	(892)	(1,222)	(1,094)
Bargain purchase gain	15,044	—	15,044	—
Net realized investment gains (losses):
Other-than-temporary impairment ("OTTI") losses	(1,528)	(6,369)	(8,082)	(16,099)
Other realized investment gains (losses)	(2,864)	27,379	(21,361)	(29,401)
Total net realized investment gains (losses)	(4,392)	21,010	(29,443)	(45,500)
Total revenues	1,100,706	1,058,838	2,109,240	1,943,633

Expenses
Net losses and loss expenses	605,332	632,294	1,212,273	1,131,256
Acquisition costs	204,361	189,125	394,153	369,761
General and administrative expenses	147,816	146,746	309,075	296,648
Foreign exchange losses (gains)	36,118	(56,602)	57,583	(55,986)
Interest expense and financing costs	12,751	12,914	25,543	25,747
Total expenses	1,006,378	924,477	1,998,627	1,767,426

Income before income taxes and interest in income (loss) of equity method investments	94,328	134,361	110,613	176,207
Income tax (expense) benefit	3,333	(4,901)	12,670	1,639
Interest in loss of equity method investments	(1,975)	—	(7,741)	—
Net income	95,686	129,460	115,542	177,846
Preferred share dividends	10,656	9,969	25,497	19,938
Net income available to common shareholders	$85,030	$119,491	$90,045	$157,908

Per share data
Net income per common share:
Basic net income	$1.01	$1.30	$1.06	$1.70
Diluted net income	$1.01	$1.29	$1.05	$1.69
Weighted average number of common shares outstanding - basic	84,141	91,926	85,076	92,980
Weighted average number of common shares outstanding - diluted	84,511	92,558	85,647	93,705
Cash dividends declared per common share	$0.38	$0.35	$0.76	$0.70

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	Three months ended		Six months ended
	2017	2016	2017	2016
	(in thousands)
Net income	$95,686	$129,460	$115,542	$177,846
Other comprehensive income, net of tax:
Available for sale investments:
Unrealized investment gains arising during the period	76,243	63,685	143,953	202,319
Adjustment for reclassification of net realized investment (gains) losses and OTTI losses recognized in net income	(1,503)	(14,019)	23,458	45,263
Unrealized investment gains arising during the period, net of reclassification adjustment	74,740	49,666	167,411	247,582
Foreign currency translation adjustment	8,867	(4,224)	38,736	3,972
Total other comprehensive income, net of tax	83,607	45,442	206,147	251,554
Comprehensive income	$179,293	$174,902	$321,689	$429,400

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	2017	2016
	(in thousands)
Preferred shares
Balance at beginning of period	$1,126,074	$627,843
Shares repurchased	(351,074)	(2,843)
Balance at end of period	775,000	625,000

Common shares (par value)
Balance at beginning of period	2,206	2,202
Shares issued	—	4
Balance at end of period	2,206	2,206

Additional paid-in capital
Balance at beginning of period	2,299,857	2,241,388
Shares issued - common shares	—	(4)
Cost of treasury shares reissued	(38,840)	(17,631)
Settlement of accelerated share repurchase	—	60,000
Share-based compensation expense	22,506	18,804
Balance at end of period	2,283,523	2,302,557

Accumulated other comprehensive income (loss)
Balance at beginning of period	(121,841)	(188,465)
Unrealized gains (losses) on available for sale investments, net of tax:
Balance at beginning of period	(82,323)	(149,585)
Unrealized gains arising during the period, net of reclassification adjustment	167,411	247,582
Balance at end of period	85,088	97,997
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	(39,518)	(38,880)
Foreign currency translation adjustment	38,736	3,972
Balance at end of period	(782)	(34,908)
Balance at end of period	84,306	63,089

Retained earnings
Balance at beginning of period	6,527,627	6,194,353
Net income	115,542	177,846
Preferred share dividends	(25,497)	(19,938)
Common share dividends	(65,871)	(66,458)
Balance at end of period	6,551,801	6,285,803

Treasury shares, at cost
Balance at beginning of period	(3,561,553)	(3,010,439)
Shares repurchased for treasury	(282,313)	(323,050)
Cost of treasury shares reissued	39,725	19,017
Balance at end of period	(3,804,141)	(3,314,472)

Total shareholders’ equity	$5,892,695	$5,964,183

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income	$115,542	$177,846
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses	29,443	45,500
Net realized and unrealized gains (losses) on other investments	(40,226)	14,406
Amortization of fixed maturities	20,740	35,186
Interest in loss of equity method investments	7,741	—
Other amortization and depreciation	12,638	11,255
Share-based compensation expense, net of cash payments	(10,846)	16,617
Non-cash foreign exchange losses	24,149	—
Bargain purchase gain	(15,044)	—
Changes in:
Accrued interest receivable	4,208	2,262
Reinsurance recoverable balances	242,437	(103,215)
Deferred acquisition costs	(151,633)	(152,777)
Prepaid reinsurance premiums	(180,107)	(100,699)
Reserve for loss and loss expenses	8,015	128,661
Unearned premiums	724,407	937,950
Insurance and reinsurance balances, net	(540,557)	(859,502)
Other items	(102,014)	(90,954)
Net cash provided by operating activities	148,893	62,536

Cash flows from investing activities:
Purchases of:
Fixed maturities	(4,766,037)	(4,687,409)
Equity securities	(101,289)	(215,324)
Mortgage loans	(10,207)	(120,923)
Other investments	(107,020)	(173,127)
Equity method investments	(1,000)	(103,548)
Short-term investments	(9,029)	(27,800)
Proceeds from the sale of:
Fixed maturities	3,955,065	4,559,910
Equity securities	127,182	210,810
Other investments	177,238	110,077
Short-term investments	13,539	18,291
Proceeds from redemption of fixed maturities	1,043,002	558,715
Proceeds from redemption of short-term investments	116,111	2,539
Proceeds from the repayment of mortgage loans	10,467	—
Purchase of other assets	(12,205)	(13,313)
Change in restricted cash and cash equivalents	(84,738)	(13,909)
Purchase of subsidiary, net of cash acquired	(78,872)	—
Net cash provided by investing activities	272,207	104,989

Cash flows from financing activities:
Repurchase of common shares	(286,962)	(263,050)
Dividends paid - common shares	(71,189)	(69,347)
Dividends paid - preferred shares	(31,532)	(19,971)
Repurchase of preferred shares	(351,074)	(2,843)
Proceeds from issuance of common shares	—	8
Net cash used in financing activities	(740,757)	(355,203)

Effect of exchange rate changes on foreign currency cash and cash equivalents	8,682	(7,510)
Decrease in cash and cash equivalents	(310,975)	(195,188)
Cash and cash equivalents - beginning of period	1,039,494	988,133
Cash and cash equivalents - end of period	$728,519	$792,945

Supplemental disclosures of cash flow information: Non-cash foreign exchange losses were attributable to the reclass of the cumulative translation adjustment related to AXIS Specialty Australia from accumulated other comprehensive income to foreign exchange losses as the wind-down of this operation was substantially complete as of March 31, 2017. Also refer to Note 7 'Reserve for Losses and Loss Expenses' and Note 13 'Other Comprehensive Income'

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

The consolidated balance sheet at June 30, 2017 and the consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for the periods ended June 30, 2017 and 2016 have not been audited. The balance sheet at December 31, 2016 is derived from our audited financial statements.

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

New Accounting Standards Adopted in 2017

Stock Compensation - Improvements to Employee Share-Based Payment Accounting

Effective January 1, 2017, the Company adopted Accounting Standards Update ("ASU" ) ASU 2016-09, "Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting" which simplifies several aspects of the accounting for share-based payments to employees including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance requires all excess tax benefits and tax deficiencies to be recognized in the income statement with the tax effects of exercised or vested awards to be treated as discrete items in the reporting period in which they occur. Excess tax benefits should be classified along with other income tax cash flows as an operating activity on the statement of cash flows. In addition, companies will be required to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The guidance allows withholding up to the maximum statutory tax rates in the applicable jurisdictions to cover income taxes on share-based compensation awards without requiring liability classification. Cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The adoption of this guidance did not have a material impact on our results of operations, financial condition and liquidity.

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

Stock Compensation - Scope of Modification Accounting

In May 2017, the FASB issued ASU 2017-08 "Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting" to provide clarity and reduce diversity in practice of applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance states that an entity should account for the effects of a modification unless all the following are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this Update. This guidance is effective for interim and annual reporting periods, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of this guidance on our results of operations, financial condition and liquidity.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.        BUSINESS COMBINATIONS

On April 1, 2017 ("the closing date" or the "acquisition date"), the Company acquired a 100% ownership interest in Compagnie Belge d'Assurances Aviation NV/SA (“Aviabel”). Aviabel is an insurer operating under Belgian law that has its head office in Belgium, a branch office in the Netherlands and a re-insurance company, Aviabel RE S.A. (“Aviabel RE”), in Luxembourg. The Company acquired Aviabel to increase its scale and relevance in the global aviation market.

The purchase price was allocated to the acquired assets and liabilities of Aviabel based on estimated fair values on the closing date. Consequently, the Company recognized investments with a fair value of $182 million, reserves for losses and loss expenses with a fair value of $79 million, and a bargain purchase gain of $15 million. The bargain purchase gain arose as the fair values of the net identifiable assets acquired exceeded the fair value of the consideration transferred at the acquisition date.

The allocation of the purchase price was based on information included in unaudited financial statements prepared by Aviabel's management at March 31, 2017. The allocation is subject to change if additional information becomes available within the measurement period, which cannot exceed 12 months from the acquisition date. The fair values of the acquired assets and liabilities may be subject to adjustments, which may impact the amounts recorded for the acquired assets and liabilities, as well as the bargain purchase gain.

The underwriting results of Aviabel are included in the underwriting results of our insurance segment from the acquisition date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following tables summarize the underwriting results of our reportable segments, as well as the carrying values of allocated goodwill and intangible assets:

	2017			2016
Three months ended and at June 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$796,023	$566,304	$1,362,327	$784,017	$536,417	$1,320,434
Net premiums written	527,678	428,339	956,017	526,764	480,586	1,007,350
Net premiums earned	493,836	487,595	981,431	439,279	507,711	946,990
Other insurance related income (losses)	508	2,052	2,560	(234)	(658)	(892)
Net losses and loss expenses	(325,728)	(279,604)	(605,332)	(306,141)	(326,153)	(632,294)
Acquisition costs	(81,276)	(123,085)	(204,361)	(61,829)	(127,296)	(189,125)
General and administrative expenses	(87,822)	(29,464)	(117,286)	(82,487)	(32,332)	(114,819)
Underwriting income (loss)	$(482)	$57,494	57,012	$(11,412)	$21,272	9,860

Corporate expenses			(30,530)			(31,927)
Net investment income			106,063			91,730
Net realized investment gains (losses)			(4,392)			21,010
Foreign exchange (losses) gains			(36,118)			56,602
Interest expense and financing costs			(12,751)			(12,914)
Bargain purchase gain			15,044			—
Income before income taxes and interest in income (loss) of equity method investments			$94,328			$134,361

Net loss and loss expense ratio	66.0%	57.3%	61.7%	69.7%	64.2%	66.8%
Acquisition cost ratio	16.5%	25.2%	20.8%	14.1%	25.1%	20.0%
General and administrative expense ratio	17.7%	6.1%	15.1%	18.7%	6.4%	15.4%
Combined ratio	100.2%	88.6%	97.6%	102.5%	95.7%	102.2%

Goodwill and intangible assets	$86,220	$—	$86,220	$85,954	$—	$85,954

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	SEGMENT INFORMATION (CONTINUED)

	2017			2016
Six months ended and at June 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$1,490,030	$1,784,169	$3,274,199	$1,437,365	$1,842,230	$3,279,595
Net premiums written	1,033,008	1,431,968	2,464,976	999,926	1,693,230	2,693,156
Net premiums earned	952,265	967,868	1,920,133	877,958	971,373	1,849,331
Other insurance related income (losses)	551	(1,773)	(1,222)	(96)	(998)	(1,094)
Net losses and loss expenses	(612,630)	(599,643)	(1,212,273)	(580,546)	(550,710)	(1,131,256)
Acquisition costs	(149,433)	(244,720)	(394,153)	(123,227)	(246,534)	(369,761)
General and administrative expenses	(178,270)	(60,816)	(239,086)	(168,064)	(70,345)	(238,409)
Underwriting income	$12,483	$60,916	73,399	$6,025	$102,786	108,811

Corporate expenses			(69,989)			(58,239)
Net investment income			204,728			140,896
Net realized investment losses			(29,443)			(45,500)
Foreign exchange (losses) gains			(57,583)			55,986
Interest expense and financing costs			(25,543)			(25,747)
Bargain purchase gain			15,044			—
Income before income taxes and interest in income (loss) of equity method investments			$110,613			$176,207

Net loss and loss expense ratio	64.3%	62.0%	63.1%	66.1%	56.7%	61.2%
Acquisition cost ratio	15.7%	25.3%	20.5%	14.0%	25.4%	20.0%
General and administrative expense ratio	18.7%	6.2%	16.2%	19.2%	7.2%	16.0%
Combined ratio	98.7%	93.5%	99.8%	99.3%	89.3%	97.2%

Goodwill and intangible assets	$86,220	$—	$86,220	$85,954	$—	$85,954

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	INVESTMENTS

a)     Fixed Maturities and Equities

The amortized cost or cost and fair values of our fixed maturities and equities were as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit OTTI in AOCI(5)

At June 30, 2017
Fixed maturities
U.S. government and agency	$1,644,697	$2,822	$(15,507)	$1,632,012	$—
Non-U.S. government	545,812	9,988	(18,279)	537,521	—
Corporate debt	4,707,988	60,389	(32,210)	4,736,167	—
Agency RMBS(1)	2,314,585	11,654	(23,983)	2,302,256	—
CMBS(2)	649,645	6,312	(2,150)	653,807	—
Non-Agency RMBS	46,658	1,831	(1,071)	47,418	(868)
ABS(3)	1,370,118	3,772	(1,000)	1,372,890	—
Municipals(4)	141,307	1,471	(554)	142,224	—
Total fixed maturities	$11,420,810	$98,239	$(94,754)	$11,424,295	$(868)

Equity securities
Common stocks	$13,533	$779	$(565)	$13,747
Exchange-traded funds	457,562	84,472	—	542,034
Bond mutual funds	180,561	3,325	(1,178)	182,708
Total equity securities	$651,656	$88,576	$(1,743)	$738,489

At December 31, 2016
Fixed maturities
U.S. government and agency	$1,681,425	$1,648	$(27,004)	$1,656,069	$—
Non-U.S. government	613,282	2,206	(49,654)	565,834	—
Corporate debt	4,633,834	42,049	(75,140)	4,600,743	—
Agency RMBS(1)	2,487,837	13,275	(35,977)	2,465,135	—
CMBS(2)	664,368	5,433	(3,564)	666,237	—
Non-Agency RMBS	57,316	1,628	(2,023)	56,921	(823)
ABS(3)	1,221,813	3,244	(2,843)	1,222,214	—
Municipals(4)	163,441	1,510	(990)	163,961	—
Total fixed maturities	$11,523,316	$70,993	$(197,195)	$11,397,114	$(823)

Equity securities
Common stocks	$379	$41	$(342)	$78
Exchange-traded funds	463,936	53,405	(2,634)	514,707
Bond mutual funds	133,051	—	(9,092)	123,959
Total equity securities	$597,366	$53,446	$(12,068)	$638,744

(1)	Residential mortgage-backed securities (RMBS) originated by U.S. government-sponsored agencies.

(2)	Commercial mortgage-backed securities (CMBS).

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

In the normal course of investing activities, we actively manage allocations to non-controlling tranches of structured securities (variable interests) issued by Variable Interest Entities ("VIEs"). These structured securities include RMBS, CMBS and ABS and are included in the above table. Additionally, within our other investments portfolio, we invest in limited partnerships (hedge funds, direct lending funds, private equity funds and real estate funds) and CLO equity tranched securities, which are variable interests issued by VIEs (see Note 4(c)). For these variable interests, we do not have the power to direct the activities that are most significant to the economic performance of the VIEs therefore we are not the primary beneficiary of any of these VIEs. Our maximum exposure to loss on these interests is limited to the amount of our investment. We have not provided financial or other support with respect to these structured securities other than our original investment.

Contractual Maturities

The contractual maturities of fixed maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value	% of Total Fair Value

At June 30, 2017
Maturity
Due in one year or less	$413,461	$405,807	3.5%
Due after one year through five years	4,128,650	4,131,253	36.2%
Due after five years through ten years	2,272,956	2,279,703	20.0%
Due after ten years	224,737	231,161	2.0%
	7,039,804	7,047,924	61.7%
Agency RMBS	2,314,585	2,302,256	20.2%
CMBS	649,645	653,807	5.7%
Non-Agency RMBS	46,658	47,418	0.4%
ABS	1,370,118	1,372,890	12.0%
Total	$11,420,810	$11,424,295	100.0%

At December 31, 2016
Maturity
Due in one year or less	$313,287	$305,972	2.8%
Due after one year through five years	3,906,190	3,850,149	33.8%
Due after five years through ten years	2,546,299	2,510,975	22.0%
Due after ten years	326,206	319,511	2.8%
	7,091,982	6,986,607	61.4%
Agency RMBS	2,487,837	2,465,135	21.6%
CMBS	664,368	666,237	5.8%
Non-Agency RMBS	57,316	56,921	0.5%
ABS	1,221,813	1,222,214	10.7%
Total	$11,523,316	$11,397,114	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	INVESTMENTS (CONTINUED)

 Gross Unrealized Losses

The following table summarizes fixed maturities and equities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

At June 30, 2017
Fixed maturities
U.S. government and agency	$65,015	$(2,795)	$1,303,677	$(12,712)	$1,368,692	$(15,507)
Non-U.S. government	103,740	(16,923)	180,768	(1,356)	284,508	(18,279)
Corporate debt	163,247	(14,667)	1,532,619	(17,543)	1,695,866	(32,210)
Agency RMBS	93,978	(1,760)	1,539,025	(22,223)	1,633,003	(23,983)
CMBS	22,821	(502)	190,379	(1,648)	213,200	(2,150)
Non-Agency RMBS	8,563	(1,070)	61	(1)	8,624	(1,071)
ABS	58,106	(576)	318,030	(424)	376,136	(1,000)
Municipals	763	(37)	44,800	(517)	45,563	(554)
Total fixed maturities	$516,233	$(38,330)	$5,109,359	$(56,424)	$5,625,592	$(94,754)

Equity securities
Common stocks	$40	$(128)	$4,438	$(437)	$4,478	$(565)
Exchange-traded funds	—	—	—	—	—	—
Bond mutual funds	—	—	23,718	(1,178)	23,718	(1,178)
Total equity securities	$40	$(128)	$28,156	$(1,615)	$28,196	$(1,743)

At December 31, 2016
Fixed maturities
U.S. government and agency	$54,051	$(2,729)	$1,340,719	$(24,275)	$1,394,770	$(27,004)
Non-U.S. government	149,360	(38,683)	283,796	(10,971)	433,156	(49,654)
Corporate debt	230,218	(30,652)	1,948,976	(44,488)	2,179,194	(75,140)
Agency RMBS	76,694	(1,101)	1,724,170	(34,876)	1,800,864	(35,977)
CMBS	84,640	(749)	193,499	(2,815)	278,139	(3,564)
Non-Agency RMBS	13,642	(1,752)	7,194	(271)	20,836	(2,023)
ABS	362,110	(1,950)	266,763	(893)	628,873	(2,843)
Municipals	774	(29)	68,598	(961)	69,372	(990)
Total fixed maturities	$971,489	$(77,645)	$5,833,715	$(119,550)	$6,805,204	$(197,195)

Equity securities
Common stocks	$—	$—	$37	$(342)	$37	$(342)
Exchange-traded funds	4,959	(461)	87,760	(2,173)	92,719	(2,634)
Bond mutual funds	—	—	123,954	(9,092)	123,954	(9,092)
Total equity securities	$4,959	$(461)	$211,751	$(11,607)	$216,710	$(12,068)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	INVESTMENTS (CONTINUED)

Fixed Maturities

At June 30, 2017, 1,690 fixed maturities (2016: 1,881) were in an unrealized loss position of $95 million (2016: $197 million), of which $7 million (2016: $15 million) was related to securities below investment grade or not rated.

At June 30, 2017, 216 (2016: 330) securities had been in a continuous unrealized loss position for 12 months or greater and had a fair value of $516 million (2016: $971 million). Following our credit impairment review, we concluded that these securities as well as the remaining securities in an unrealized loss position in the above table were temporarily impaired at June 30, 2017, and were expected to recover in value as the securities approach maturity. Further, at June 30, 2017, we did not intend to sell these securities in an unrealized loss position and it is more likely than not that we will not be required to sell these securities before the anticipated recovery of their amortized costs.

Equity Securities

At June 30, 2017, 45 securities (2016: 23) were in an unrealized loss position of $2 million (2016: $12 million).

At June 30, 2017, 2 securities (2016: 3) was in a continuous unrealized loss position for 12 months or greater. Based on our impairment review process and our ability and intent to hold these securities for a reasonable period of time sufficient for a full recovery, we concluded that the above equities in an unrealized loss position were temporarily impaired at June 30, 2017.

b) Mortgage Loans

The following table provides a breakdown of our mortgage loans held-for-investment:

	June 30, 2017		December 31, 2016
	Carrying Value	% of Total	Carrying Value	% of Total

Mortgage Loans held-for-investment:
Commercial	$349,916	100%	$349,969	100%
	349,916	100%	349,969	100%
Valuation allowances	—	—%	—	—%
Total Mortgage Loans held-for-investment	$349,916	100%	$349,969	100%

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

We have a high quality mortgage portfolio with weighted average debt service coverage ratios in excess of 3.0x and weighted average loan-to-value ratios of less than 60%. There are no credit losses associated with the commercial mortgage loans that we hold at June 30, 2017.

There are no past due amounts at June 30, 2017.

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

c) Other Investments

The following table provides a breakdown of our investments in hedge funds, direct lending funds, private equity funds, real estate funds, CLO-Equities and other privately held investments, together with additional information relating to the liquidity of each category:

	Fair Value		Redemption Frequency (if currently eligible)	Redemption Notice Period

At June 30, 2017
Long/short equity funds	$61,372	8%	Annually	60 days
Multi-strategy funds	284,028	35%	Quarterly, Semi-annually	60-95 days
Event-driven funds	49,763	6%	Annually	45 days
Direct lending funds	209,316	26%	n/a	n/a
Private equity funds	74,740	9%	n/a	n/a
Real estate funds	44,384	5%	n/a	n/a
CLO-Equities	47,076	6%	n/a	n/a
Other privately held investments	42,938	5%	n/a	n/a
Total other investments	$813,617	100%

At December 31, 2016
Long/short equity funds	$118,619	14%	Semi-annually, Annually	45-60 days
Multi-strategy funds	285,992	34%	Quarterly, Semi-annually	60-95 days
Event-driven funds	93,539	11%	Annually	45 days
Direct lending funds	134,650	16%	n/a	n/a
Private equity funds	81,223	10%	n/a	n/a
Real estate funds	13,354	2%	n/a	n/a
CLO-Equities	60,700	8%	n/a	n/a
Other privately held investments	42,142	5%	n/a	n/a
Total other investments	$830,219	100%

n/a - not applicable

The investment strategies for the above funds are as follows:

•	Long/short equity funds: Seek to achieve attractive returns primarily by executing an equity trading strategy involving both long and short investments in publicly-traded equities.

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

Two common redemption restrictions which may impact our ability to redeem our hedge funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund's net assets which may otherwise hinder the general partner or investment manager's ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During 2017 and 2016, neither of these restrictions impacted our redemption requests. At June 30, 2017, $61 million (2016: $60 million), representing 16% (2016: 12%) of our total hedge funds, relate to holdings where we are still within the lockup period. The expiration of these lockup periods range from September 2017 to March 2019.

At June 30, 2017, we had $151 million (2016: $176 million) of unfunded commitments as a limited partner in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from 5-10 years and the General Partners of certain funds have the option to extend the term by up to 3 years.
At June 30, 2017, we had $16 million (2016: $12 million) of unfunded commitments as a limited partner in multi-strategy hedge funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the funds' investment term. These funds have investment terms ranging from 2 years to the dissolution of the underlying fund.
At June 30, 2017, we had $122 million (2016: $140 million) of unfunded commitments as a limited partner in funds which invest in real estate and real estate securities and businesses. These funds have investment terms ranging from 7 years to the dissolution of the underlying fund.

At June 30, 2017, we had $21 million (2016: $24 million) of unfunded commitments as a limited partner in a private equity fund. The life of the fund is subject to the dissolution of the underlying funds. We expect the overall holding period to be over 10 years.

During 2015, we made a $50 million commitment as a limited partner of a bank revolver opportunity fund. The fund is subject to an investment term of 7 years and the General Partners have the option to extend the term by up to 2 years. At June 30, 2017, this commitment remains unfunded. It is not anticipated that the full amount of this fund will be drawn.

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

During the six months ended June 30, 2017, we recorded an impairment charge of $9 million, related to a U.S. based insurance company, which reduced the carrying value of the investment to $nil. This charge is included in interest in income (loss) of equity method investments in the Consolidated Statement of Operations.

e) Net Investment Income

Net investment income was derived from the following sources:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Fixed maturities	$78,218	$77,621	$155,625	$153,596
Other investments	23,639	14,401	42,601	(12,477)
Equity securities	4,347	3,065	7,825	8,210
Mortgage loans	2,597	1,807	5,074	3,492
Cash and cash equivalents	3,433	1,868	6,529	3,303
Short-term investments	660	165	1,098	371
Gross investment income	112,894	98,927	218,752	156,495
Investment expenses	(6,831)	(7,197)	(14,024)	(15,599)
Net investment income	$106,063	$91,730	$204,728	$140,896

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	INVESTMENTS (CONTINUED)

f) Net Realized Investment Gains (Losses)

The following table provides an analysis of net realized investment gains (losses):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Gross realized gains
Fixed maturities and short-term investments	$17,451	$25,458	$38,228	$41,622
Equities	30	9,693	15,813	13,234
Gross realized gains	17,481	35,151	54,041	54,856
Gross realized losses
Fixed maturities and short-term investments	(14,354)	(9,617)	(67,289)	(68,794)
Equities	(24)	(559)	(213)	(15,347)
Gross realized losses	(14,378)	(10,176)	(67,502)	(84,141)
Net OTTI recognized in earnings	(1,528)	(6,369)	(8,082)	(16,099)
Change in fair value of investment derivatives(1)	(5,967)	2,404	(7,900)	(116)
Net realized investment gains (losses)	$(4,392)	$21,010	$(29,443)	$(45,500)

(1) Refer to Note 6 'Derivative Instruments'

The following table summarizes the OTTI recognized in earnings by asset class:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Fixed maturities:
Non-U.S. government	$—	$497	$4,282	$497
Corporate debt	1,528	5,872	3,800	13,042
	1,528	6,369	8,082	13,539
Equity Securities
Exchange-traded funds	—	—	—	2,560
	—	—	—	2,560
Total OTTI recognized in earnings	$1,528	$6,369	$8,082	$16,099

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	INVESTMENTS (CONTINUED)

The following table provides a roll forward of the credit losses, before income taxes, for which a portion of the OTTI was recognized in AOCI:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Balance at beginning of period	$1,483	$1,506	$1,493	$1,506
Credit impairments recognized on securities not previously impaired	—	—	—	—
Additional credit impairments recognized on securities previously impaired	—	7	—	7
Change in timing of future cash flows on securities previously impaired	—	—	—	—
Intent to sell of securities previously impaired	—	—	—	—
Securities sold/redeemed/matured	(2)	—	(12)	—
Balance at end of period	$1,481	$1,513	$1,481	$1,513

g) Reverse Repurchase Agreements

At June 30, 2017, we held $41 million (December 31, 2016: $176 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents in the Consolidated Balance Sheet. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, we receive principal and interest income. We monitor the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction.

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

Other underwriting-related derivatives include insurance and reinsurance contracts that are required to be accounted for as derivatives. These derivative contracts are initially valued at cost which approximates fair value. In subsequent measurement periods, the fair values of these derivatives are determined using internally developed discounted cash flow models. As the significant inputs used to price these derivatives are unobservable, the fair value of these contracts are classified as Level 3.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	FAIR VALUE MEASUREMENTS (CONTINUED)

The tables below present the financial instruments measured at fair value on a recurring basis for the periods indicated:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair value based on NAV practical expedient	Total Fair Value

At June 30, 2017
Assets
Fixed maturities
U.S. government and agency	$1,533,316	$98,696	$—	$—	$1,632,012
Non-U.S. government	—	537,521	—	—	537,521
Corporate debt	—	4,667,847	68,320	—	4,736,167
Agency RMBS	—	2,302,256	—	—	2,302,256
CMBS	—	653,807	—	—	653,807
Non-Agency RMBS	—	47,418	—	—	47,418
ABS	—	1,366,891	5,999	—	1,372,890
Municipals	—	142,224	—	—	142,224
	1,533,316	9,816,660	74,319	—	11,424,295
Equity securities
Common stocks	13,747	—	—	—	13,747
Exchange-traded funds	542,034	—	—	—	542,034
Bond mutual funds	—	182,708	—	—	182,708
	555,781	182,708	—	—	738,489
Other investments
Hedge funds	—	—	—	395,163	395,163
Direct lending funds	—	—	—	209,316	209,316
Private equity funds	—	—	—	74,740	74,740
Real estate funds	—	—	—	44,384	44,384
Other privately held investments	—	—	42,938	—	42,938
CLO-Equities	—	—	47,076	—	47,076
	—	—	90,014	723,603	813,617
Short-term investments	—	10,146	—	—	10,146
Other assets
Derivative instruments (see Note 6)	—	6,912	—	—	6,912
Insurance-linked securities	—	—	25,047	—	25,047
Total Assets	$2,089,097	$10,016,426	$189,380	$723,603	$13,018,506
Liabilities
Derivative instruments (see Note 6)	$—	$1,067	$12,209	$—	$13,276
Cash settled awards (see Note 9)	—	14,193	—	—	14,193
Total Liabilities	$—	$15,260	$12,209	$—	$27,469

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	FAIR VALUE MEASUREMENTS (CONTINUED)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair value based on NAV practical expedient	Total Fair Value

At December 31, 2016
Assets
Fixed maturities
U.S. government and agency	$1,583,106	$72,963	$—	$—	$1,656,069
Non-U.S. government	—	565,834	—	—	565,834
Corporate debt	—	4,524,868	75,875	—	4,600,743
Agency RMBS	—	2,465,135	—	—	2,465,135
CMBS	—	663,176	3,061	—	666,237
Non-Agency RMBS	—	56,921	—	—	56,921
ABS	—	1,204,750	17,464	—	1,222,214
Municipals	—	163,961	—	—	163,961
	1,583,106	9,717,608	96,400	—	11,397,114
Equity securities
Common stocks	78	—	—	—	78
Exchange-traded funds	514,707	—	—	—	514,707
Bond mutual funds	—	123,959	—	—	123,959
	514,785	123,959	—	—	638,744
Other investments
Hedge funds	—	—	—	498,150	498,150
Direct lending funds	—	—	—	134,650	134,650
Private equity funds	—	—	—	81,223	81,223
Real estate funds	—	—	—	13,354	13,354
Other privately held investments	—	—	42,142	—	42,142
CLO-Equities	—	—	60,700	—	60,700
	—	—	102,842	727,377	830,219
Short-term investments	—	127,461	—	—	127,461
Other assets
Derivative instruments (see Note 6)	—	14,365	2,532	—	16,897
Insurance-linked securities	—	—	25,023	—	25,023
Total Assets	$2,097,891	$9,983,393	$226,797	$727,377	$13,035,458
Liabilities
Derivative instruments (see Note 6)	$—	$9,076	$6,500	$—	$15,576
Cash settled awards (see Note 9)	—	48,432	—	—	48,432
Total Liabilities	$—	$57,508	$6,500	$—	$64,008

During 2017 and 2016, there were no transfers between Levels 1 and 2.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	FAIR VALUE MEASUREMENTS (CONTINUED)

Except certain fixed maturities and insurance-linked securities priced using broker-dealer quotes (underlying inputs are not available), the following table quantifies the significant unobservable inputs used in estimating fair values at June 30, 2017 for investments classified as Level 3 in the fair value hierarchy.

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

Other investments - CLO-Equities	$33,266	Discounted cash flow	Default rates	3.8%	3.8%
			Loss severity rate	35.0%	35.0%
			Collateral spreads	3.0%	3.0%
			Estimated maturity dates	7 years	7 years

	13,810	Liquidation value	Fair value of collateral	100%	100%
			Discount margin	0% - 16.2%	2.0%

Other investments - Other privately held investments	42,938	Discounted cash flow	Discount rate	6.0% - 8.0%	7.5%

Derivatives - Weather derivatives, net	$(74)	Simulation model	Weather curve	4526(1)	n/a (2)
			Weather standard deviation	360(1)	n/a (2)

Derivatives - Other underwriting-related derivatives	$(12,135)	Discounted cash flow	Discount rate	2.5%	2.5%

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

Other underwriting-related derivatives are initially valued at cost which approximates fair value. In subsequent measurement periods, the fair values of these derivatives are determined using internally developed discounted cash flow models which uses appropriate discount rates. The selection of an appropriate discount rate is judgmental and is the most significant unobservable input used in the valuation of these derivatives. A significant increase (decrease) in this input in isolation could result in a significantly lower (higher) fair value measurement for the derivative contracts. In order to assess the reasonableness of the inputs we use in the discounted cash flow model, we maintain an understanding of current market conditions, historical results, as well as contract specific information that may impact future cash flows.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	FAIR VALUE MEASUREMENTS (CONTINUED)

The following tables present changes in Level 3 for financial instruments measured at fair value on a recurring basis for the periods indicated:

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in earnings (1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gain/(loss) (3)

Three months ended June 30, 2017
Fixed maturities
Corporate debt	$63,788	$1,536	$(1,904)	$15	$(336)	$13,217	$(3,481)	$(4,515)	$68,320	$—
CMBS	9,813	—	(9,418)	—	20	—	—	(415)	—	—
ABS	—	—	—	—	(1)	6,000	—	—	5,999	—
	73,601	1,536	(11,322)	15	(317)	19,217	(3,481)	(4,930)	74,319	—
Other investments
Other privately held investments	42,378	—	—	560	—	—	—	—	42,938	560
CLO - Equities	54,392	—	—	1,499	—	—	—	(8,815)	47,076	1,499
	96,770	—	—	2,059	—	—	—	(8,815)	90,014	2,059
Other assets
Derivative instruments	3,197	—	—	(102)	—	—	—	(3,095)	—	—
Insurance-linked securities	25,026	—	—	21	—	—	—	—	25,047	21
	28,223	—	—	(81)	—	—	—	(3,095)	25,047	21
Total assets	$198,594	$1,536	$(11,322)	$1,993	$(317)	$19,217	$(3,481)	$(16,840)	$189,380	$2,080

Other liabilities
Derivative instruments	$16,621	$—	$—	$1,596	$—	$12,135	$—	$(18,143)	$12,209	$863
Total liabilities	$16,621	$—	$—	$1,596	$—	$12,135	$—	$(18,143)	$12,209	$863

Six months ended June 30, 2017
Fixed maturities
Corporate debt	$75,875	$1,536	$(1,904)	$73	$(383)	$19,181	$(19,201)	$(6,857)	$68,320	$—
CMBS	3,061	—	(9,418)	—	17	9,400	—	(3,060)	—	—
ABS	17,464	—	(18,948)	—	1,483	6,000	—	—	5,999	—
	96,400	1,536	(30,270)	73	1,117	34,581	(19,201)	(9,917)	74,319	—
Other investments
Other privately held investments	42,142	—	—	796	—	—	—	—	42,938	796
CLO - Equities	60,700	—	—	2,528	—	—	—	(16,152)	47,076	2,528
	102,842	—	—	3,324	—	—	—	(16,152)	90,014	3,324
Other assets
Derivative instruments	2,532	—	—	653	—	—	—	(3,185)	—	—
Insurance-linked securities	25,023	—	—	24	—	—	—	—	25,047	24
	27,555	—	—	677	—	—	—	(3,185)	25,047	24
Total assets	$226,797	$1,536	$(30,270)	$4,074	$1,117	$34,581	$(19,201)	$(29,254)	$189,380	$3,348

Other liabilities
Derivative instruments	$6,500	$—	$—	$10,282	$—	$12,135	$—	$(16,708)	$12,209	$2,314
Total liabilities	$6,500	$—	$—	$10,282	$—	$12,135	$—	$(16,708)	$12,209	$2,314

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	FAIR VALUE MEASUREMENTS (CONTINUED)

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in earnings (1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gain/(loss) (3)

Three months ended June 30, 2016
Fixed maturities
Corporate debt	$40,250	$20,412	$—	$(981)	$1,164	$3,723	$(2,105)	$(441)	$62,022	$—
CMBS	10,551	—	—	—	58	—	—	(399)	10,210	—
ABS	—	—	—	—	—	—	—	—	—	—
	50,801	20,412	—	(981)	1,222	3,723	(2,105)	(840)	72,232	—
Other investments
Other privately held investments	36,712	—	—	(1,150)	—	6,193	—	—	41,755	(1,150)
CLO - Equities	60,371	—	—	10,028	—	—	—	(4,516)	65,883	10,028
	97,083	—	—	8,878	—	6,193	—	(4,516)	107,638	8,878
Other assets
Derivative instruments	5,977	—	—	(358)	—	446	—	(6,060)	5	5
Insurance-linked securities	24,916	—	—	109	—	—	—	—	25,025	109
	30,893	—	—	(249)	—	446	—	(6,060)	25,030	114
Total assets	$178,777	$20,412	$—	$7,648	$1,222	$10,362	$(2,105)	$(11,416)	$204,900	$8,992

Other liabilities
Derivative instruments	$15,028	$—	$—	$(809)	$—	$1,830	$—	$(14,071)	$1,978	$110
Total liabilities	$15,028	$—	$—	$(809)	$—	$1,830	$—	$(14,071)	$1,978	$110

Six months ended June 30, 2016
Fixed maturities
Corporate debt	$38,518	$20,412	$(1,955)	$(979)	$1,088	$9,544	$(4,015)	$(591)	$62,022	$—
CMBS	10,922	—	—	—	(86)	—	—	(626)	10,210	—
ABS	—	—	—	—	—	—	—	—	—	—
	49,440	20,412	(1,955)	(979)	1,002	9,544	(4,015)	(1,217)	72,232	—
Other investments
Other privately held investments	—	—	—	(1,150)	—	42,905	—	—	41,755	(1,150)
CLO - Equities	27,257	36,378	—	9,012	—	—	—	(6,764)	65,883	9,012
	27,257	36,378	—	7,862	—	42,905	—	(6,764)	107,638	7,862
Other assets
Derivative instruments	4,395	—	—	2,590	—	1,805	—	(8,785)	5	5
Insurance-linked securities	24,925	—	—	100	—	—	—	—	25,025	100
	29,320	—	—	2,690	—	1,805	—	(8,785)	25,030	105
Total assets	$106,017	$56,790	$(1,955)	$9,573	$1,002	$54,254	$(4,015)	$(16,766)	$204,900	$7,967

Other liabilities
Derivative instruments	$10,937	$—	$—	$2,614	$—	$805	$—	$(12,378)	$1,978	$111
Total liabilities	$10,937	$—	$—	$2,614	$—	$805	$—	$(12,378)	$1,978	$111

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

Transfers into Level 3 from Level 2

The transfers to Level 3 from Level 2 made during the three and six months ended June 30, 2017 were primarily due to the lack of observable market inputs and multiple quotes from pricing vendors and broker-dealers for certain fixed maturities.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	FAIR VALUE MEASUREMENTS (CONTINUED)

The transfers into Level 3 made during the three months ended June 30, 2016 were primarily due to the lack of observable market inputs and multiple quotes from pricing vendors and broker-dealers for certain fixed maturities. The transfers into Level 3 made during the six months ended June 30, 2016 were primarily due to the lack of observable market inputs and multiple quotes from pricing vendors and broker-dealers for certain fixed maturities and as a result of a change in the valuation methodology used to fair value the CLO-equity fund. An income approach valuation technique (discounted cash flow model) was used to estimate the fair value of the CLO-equity fund at June 30, 2016. As the NAV practical expedient was not used to determine the fair value of the CLO-equity fund, the fair value of the fund was categorized within the fair value hierarchy.

Transfers out of Level 3 into Level 2

The transfers into Level 2 from Level 3 made during the three and six months ended June 30, 2017 and 2016 were primarily due to the availability of observable market inputs and quotes from pricing vendors on certain fixed maturities.

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

For direct lending funds, private equity funds, real estate funds and two of our hedge funds, valuation statements are typically released on a three month reporting lag therefore we estimate fair value of these funds by starting with the prior quarter-end fund valuations and adjusting for capital calls, redemptions, drawdowns and distributions. Return estimates are not available from the relevant fund managers for these funds. Accordingly, we typically have a reporting lag in our fair value measurements of these funds. In 2017, funds reported on a lag represented 50% (2016: 35%) of our total other investments balance.

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

The carrying values of cash and cash equivalents (including restricted amounts), accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated their fair values at June 30, 2017, due to their respective short maturities. As these financial instruments are not actively traded, their fair values are classified as Level 2.

The carrying value of mortgage loans held-for-investment approximated their fair value at June 30, 2017. The fair values of mortgage loans are primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk, or are determined from pricing for similar loans. As mortgage loans are not actively traded their fair values are classified as Level 3.

At June 30, 2017, senior notes are recorded at amortized cost with a carrying value of $994 million (2016: $993 million) and a fair value of $1.1 billion (2016: $1.0 billion). The fair values of these notes are based on prices obtained from a third party pricing service and are determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As these spreads and the yields for the risk-free yield curve are observable market inputs, the fair values of senior notes are classified as Level 2.

6.	DERIVATIVE INSTRUMENTS

The following table summarizes the balance sheet classification of derivatives recorded at fair value. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of our derivative activities. Notional amounts are not reflective of credit risk.

None of our derivative instruments are designated as hedges under current accounting guidance.

	June 30, 2017			December 31, 2016
	Derivative Notional Amount	Derivative Asset Fair Value(1)	Derivative Liability Fair Value(1)	Derivative Notional Amount	Derivative Asset Fair Value(1)	Derivative Liability Fair Value(1)

Relating to investment portfolio:
Foreign exchange forward contracts	$160,998	$—	$748	$195,979	$12,331	$87
Interest rate swaps	180,000	—	—	—	—	—
Relating to underwriting portfolio:
Foreign exchange forward contracts	479,347	6,912	319	492,899	2,034	8,989
Weather-related contracts	3,050	—	74	67,957	2,532	6,500
Commodity contracts	—	—	—	—	—	—
Other underwriting-related contracts	75,000	—	12,135	—	—	—
Total derivatives		$6,912	$13,276		$16,897	$15,576

(1)	Asset and liability derivatives are classified within other assets and other liabilities in the Consolidated Balance Sheets.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	DERIVATIVE INSTRUMENTS (CONTINUED)

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

	June 30, 2017			December 31, 2016
	Gross Amounts	Gross Amounts Offset	Net Amounts(1)	Gross Amounts	Gross Amounts Offset	Net Amounts(1)

Derivative assets	$9,514	$(2,602)	$6,912	$22,270	$(5,373)	$16,897
Derivative liabilities	$15,878	$(2,602)	$13,276	$20,949	$(5,373)	$15,576

(1)	Net asset and liability derivatives are classified within other assets and other liabilities in the Consolidated Balance Sheets.

Refer to Note 4 'Investments' for information on reverse repurchase agreements.

a) Relating to Investment Portfolio

Foreign Currency Risk

Within our investment portfolio we are exposed to foreign currency risk. Accordingly, the fair values of our investment portfolio are partially influenced by the change in foreign exchange rates. We may enter into foreign currency exchange forward contracts to manage the effect of this foreign currency risk. These foreign currency hedging activities are not designated as specific hedges for financial reporting purposes.

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

Other Underwriting-related Risks

We enter into insurance and reinsurance contracts that are required to be accounted for as derivatives. These insurance or reinsurance contract provides indemnification to an insured or cedant as a result of a change in a variable as opposed to a change in an identifiable insured event. We consider these contracts to be part of our underwriting operations.

The total unrealized and realized gains (losses) recognized in earnings for derivatives not designated as hedges were as follows:

	Location of Gain (Loss) Recognized in Income on Derivative	Three months ended June 30,		Six months ended June 30,
		2017	2016	2017	2016

Relating to investment portfolio:
Foreign exchange forward contracts	Net realized investment gains (losses)	$(2,347)	$2,404	$(4,719)	$(116)
Interest rate swaps	Net realized investment gains (losses)	(3,620)	—	(3,181)	—
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange losses (gains)	(16,385)	(5,876)	(13,628)	(2,776)
Weather-related contracts	Other insurance related income (losses)	(1,697)	451	(9,629)	(24)
Commodity contracts	Other insurance related income (losses)	—	(543)	—	(301)
Other underwriting-related contracts	Other insurance related income (losses)	338	—	338	—
Total		$(23,711)	$(3,564)	$(30,819)	$(3,217)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.    RESERVE FOR LOSSES AND LOSS EXPENSES

Reserve Roll-Forward

The following table presents a reconciliation of our beginning and ending gross reserve for losses and loss expenses and net reserve for unpaid losses and loss expenses for the periods indicated:

Six months ended June 30,	2017	2016

Gross reserve for losses and loss expenses, beginning of period	$9,697,827	$9,646,285
Less reinsurance recoverable on unpaid losses, beginning of period	(2,276,109)	(2,031,309)
Net reserve for unpaid losses and loss expenses, beginning of period	7,421,718	7,614,976

Net incurred losses and loss expenses related to:
Current year	1,308,000	1,279,369
Prior years	(95,727)	(148,113)
	1,212,273	1,131,256
Net paid losses and loss expenses related to:
Current year	(140,018)	(112,730)
Prior years	(969,153)	(966,589)
	(1,109,171)	(1,079,319)

Foreign exchange and other	242,973	(106,629)

Net reserve for unpaid losses and loss expenses, end of period	7,767,793	7,560,284
Reinsurance recoverable on unpaid losses, end of period	2,110,869	2,222,020
Gross reserve for losses and loss expenses, end of period	$9,878,662	$9,782,304

We write business with loss experience generally characterized as low frequency and high severity in nature, which can result in volatility in our financial results. During the six months ended June 30, 2017 and 2016, we recognized aggregate net losses and loss expenses, net of reinstatement premiums of $85 million and $124 million, respectively, in relation to catastrophe and weather related events.

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

On April 1, 2017, the Company acquired a 100% ownership interest in Aviabel. Foreign exchange and other includes reserves for losses and loss expenses of $79 million and reinsurance recoverables on unpaid and paid losses of $5 million related to this acquisition.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Prior Year Development

Prior year reserve development arises from changes to loss and loss expense estimates related to losses incurred in previous calendar years. Such development is summarized by segment in the following table:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Insurance	$19,517	$20,066	$28,137	$22,493
Reinsurance	51,416	57,653	67,590	125,620
Total	$70,933	$77,719	$95,727	$148,113

Net favorable prior year reserve development for the three and six months ended June 30, 2017, respectively included significant contributions from our short-tail reserve classes, with additional net favorable prior year reserve development being contributed by our professional insurance and reinsurance reserve classes, as well as our liability reinsurance reserve class, partially offset by net adverse prior year development in our motor reserve class, and our liability insurance reserve class.The majority of net favorable reserve development for the three and six months ended June 30, 2016, respectively, related to short-tail reserve classes, with additional net favorable prior year reserve development being contributed by our motor reserve class, our liability reinsurance reserve class, and our professional insurance and reinsurance reserve classes.

Our short tail business includes the underlying exposures in our property and other, marine and aviation reserve classes within our insurance segment, and the property and other reserve class within our reinsurance segment. Development from these classes contributed $31 million and $35 million of net favorable prior year reserve development for the three and six months ended June 30, 2017, respectively. These short-tail lines contributed $27 million and $75 million of net favorable prior year reserve development for the three and six months ended June 30, 2016, respectively. The net favorable development for these classes primarily reflected the recognition of better than expected loss emergence.

Our medium-tail business consists primarily of professional insurance and reinsurance reserve classes, credit and political risk insurance reserve class, and credit and surety reinsurance reserve class. For the three and six months ended June 30, 2017, the professional reserve classes contributed net favorable prior year reserve development of $22 million and $46 million, respectively. For the three and six months ended June 30, 2016, the professional reserve classes contributed net favorable prior year reserve development of $15 million and $16 million, respectively. The net favorable prior year reserve development on these reserve classes reflected generally favorable experience as we continued to transition to more experience based methods.

Our long-tail business consists primarily of liability and motor reserve classes. For the three and six months ended June 30, 2017, the liability reinsurance reserve class contributed net favorable prior year reserve development of $16 million and $39 million, respectively. For the three and six months ended and June 30, 2016, the liability reinsurance reserve class contributed net favorable prior year development of $15 million and $22 million, respectively. The net favorable prior year reserve development for our liability reinsurance reserve class in both years primarily reflected the progressively increased weight given by management to experience based indications on older accident years, which has generally been favorable. For the six months ended June 30, 2017, the liability insurance reserve class recorded net adverse prior year reserve development of $7 million, primarily attributable to reserve strengthening within our run-off Bermuda excess casualty book of business.

For the six months ended June 30, 2017, the motor reinsurance reserve class recorded net adverse prior year reserve development of $20 million. This adverse development was driven by the U.K. Ministry of Justice’s recent announcement of a decrease in the discount rate used to calculate lump sum awards in U.K. bodily injury cases, known as the Ogden rate. Effective March 20, 2017, the Ogden rate changed from plus 2.5% to minus 0.75%. For the three and six months ended June 30, 2016, the motor reinsurance reserve class contributed $17 million and $33 million, respectively, of net favorable prior year reserve development related to favorable loss emergence trends on several classes of business spanning multiple accident years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Our June 30, 2017 net reserves for losses and loss expenses includes estimated amounts for numerous catastrophe events. We caution that the magnitude and/or complexity of losses arising from certain of these events, in particular Hurricane Matthew, the Fort McMurray wildfires, Storm Sandy, the 2011 Japanese earthquake and tsunami, the 2010-11 New Zealand earthquakes and the Tianjin port explosion, inherently increases the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserves for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.

8.	EARNINGS PER COMMON SHARE

The following table presents a comparison of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Basic earnings per common share
Net income	$95,686	$129,460	$115,542	$177,846
Less: preferred share dividends	10,656	9,969	25,497	19,938
Net income available to common shareholders	85,030	119,491	90,045	157,908
Weighted average common shares outstanding - basic (1)	84,141	91,926	85,076	92,980
Basic earnings per common share	$1.01	$1.30	$1.06	$1.70

Diluted earnings per common share
Net income available to common shareholders	$85,030	$119,491	$90,045	$157,908

Weighted average common shares outstanding - basic (1)	84,141	91,926	85,076	92,980
Share-based compensation plans	370	632	571	725
Weighted average common shares outstanding - diluted (1)	84,511	92,558	85,647	93,705

Diluted earnings per common share	$1.01	$1.29	$1.05	$1.69

Anti-dilutive shares excluded from the dilutive computation	16	7	284	339

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	SHARE-BASED COMPENSATION

For the three months ended June 30, 2017, the Company incurred share-based compensation costs of $16 million (2016: $19 million) related to restricted stock awards, share-settled restricted stock units, and cash-settled restricted stock units and recorded associated tax benefits of $3.5 million (2016: $5 million).

For the six months ended June 30, 2017, the Company incurred share-based compensation costs of $44 million (2016: $36 million). In addition, the Company recorded associated tax benefits of $17 million (2016: $8 million), including $7 million related to excess tax benefits associated with the vesting of restricted stock units.

The fair value of share-settled restricted stock units and cash-settled restricted stock units that vested during the six months ended June 30, 2017 was $124 million (2016: $62 million), including $44 million attributable to a 2014 grant of 3 year cliff vesting service-based awards. At June 30, 2017 there were $115 million of unrecognized compensation costs, which are expected to be recognized over the weighted average period of 2.7 years.

Share-settled Awards

The following table provides a reconciliation of the beginning and ending balance of nonvested share-settled restricted stock units for the six months ended June 30, 2017:

	Performance-based Stock Awards		Service-based Stock Awards
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value(1)	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value(1)

Nonvested restricted stock - beginning of period	283	$51.27	1,593	$48.88
Granted	87	64.58	521	64.23
Vested(2)	(119)	49.14	(876)	47.38
Forfeited	—	—	(37)	54.89
Nonvested restricted stock - end of period	251	$56.88	1,201	$56.96

(1) Fair value is based on the closing price of our common shares on the grant approval date.
(2) Share-settled restricted stock units vested during the six months ended June 30, 2017 included 313,391 restricted stock units attributable to a 2014 grant of 3 year cliff vesting service-based awards.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.    SHARE-BASED COMPENSATION (CONTINUED)

Cash-settled awards

The following table provides a reconciliation of the beginning and ending balance of nonvested cash-settled restricted stock units for the six months ended June 30, 2017:

	Performance-based Cash Settled Awards	Service-based Cash Settled Awards
	Number of Restricted Stock Units	Number of Restricted Stock Units

Nonvested restricted stock units - beginning of period	68	1,392
Granted	15	425
Vested(1)	(38)	(751)
Forfeited	—	(37)
Nonvested restricted stock units - end of period	45	1,029

(1) Cash settled restricted stock units vested during the six months ended June 30, 2017 included 307,556 restricted stock units attributable to a 2014 grant of 3 year cliff vesting service-based awards.

At June 30, 2017, the liability for cash-settled restricted stock units, included in other liabilities in the Consolidated Balance Sheets, was $14 million (2016: $30 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.    SHAREHOLDERS' EQUITY

The following table presents our common shares issued and outstanding:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Shares issued, balance at beginning of period	176,580	176,556	176,580	176,240
Shares issued	—	19	—	335
Total shares issued at end of period	176,580	176,575	176,580	176,575

Treasury shares, balance at beginning of period	(91,410)	(83,653)	(90,139)	(80,174)
Shares repurchased	(2,004)	(2,337)	(4,233)	(6,247)
Shares reissued from treasury	37	69	995	500
Total treasury shares at end of period	(93,377)	(85,921)	(93,377)	(85,921)

Total shares outstanding	83,203	90,654	83,203	90,654

Treasury Shares

The following table presents our share repurchases:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

In the open market:
Total shares(1)	1,987	2,300	3,883	6,004
Total cost	$129,960	$125,000	$257,943	$310,000
Average price per share(2)	$65.40	$54.35	$66.44	$51.63

From employees:(3)
Total shares	17	37	350	243
Total cost	$1,110	$2,039	$24,370	$13,050
Average price per share(2)	$64.82	$54.70	$69.55	$53.65

Total shares repurchased:
Total shares	2,004	2,337	4,233	6,247
Total cost	$131,070	$127,039	$282,313	$323,050
Average price per share(2)	$65.40	$54.36	$66.69	$51.71

(1)	The six months ended June 30 2016 includes 1,358,380 common shares acquired under the accelerated share repurchase program (see below for more detail).

(2)	Calculated using whole numbers.

(3)	To satisfy withholding tax liabilities upon the vesting of restricted stock and restricted stock units.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	SHAREHOLDERS' EQUITY (CONTINUED)

Accelerated Share Repurchase Program

On August 17, 2015, the Company entered into an Accelerated Share Repurchase agreement with Goldman, Sachs & Co. (“Goldman Sachs”) to repurchase an aggregate of $300 million of the Company’s ordinary shares under an accelerated share repurchase program.

During August, 2015, under the terms of this agreement, the Company paid $300 million to Goldman Sachs and initially repurchased 4,149,378 ordinary shares. The initial shares acquired represented 80% of the $300 million total paid to Goldman Sachs and were calculated using the Company’s stock price at activation of the program. The ASR program is accounted for as an equity transaction. Accordingly, at December 31, 2015, $240 million of common shares repurchased were included as treasury shares in the Consolidated Balance Sheet with the remaining $60 million included as a reduction to additional paid-in capital.

On January 15, 2016, Goldman Sachs early terminated the ASR agreement and delivered 1,358,380 additional common shares to the Company, resulting in the reduction from additional paid-in capital of $60 million being reclassified to treasury shares. In total, the Company repurchased 5,507,758 common shares under the ASR agreement at an average price of $54.47.

Preferred Shares

On April 17, 2017, the Company redeemed the remaining 14,042,955 of its 6.875% Series C preferred shares, for an aggregate liquidation preference of $351 million.

11. DEBT AND FINANCING ARRANGEMENTS

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

Reinsurance Agreements

We purchase reinsurance and retrocessional protection for our insurance and reinsurance lines of business. The minimum reinsurance premiums are contractually due in advance on a quarterly basis. At June 30, 2017, we have unrecorded outstanding reinsurance purchase commitments of $112 million, of which $34 million is due in 2017 and the remaining $78 million is due in 2018 and later years. Actual payments under the reinsurance contracts will depend on the underlying subject premium and may exceed the minimum premium.

Investments

Refer to Note 4 - 'Investments' for information on commitments related to our other investments.

13.	OTHER COMPREHENSIVE INCOME

The tax effects allocated to each component of other comprehensive income were as follows:

	2017			2016
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Three months ended June 30,
Available for sale investments:
Unrealized investment gains arising during the period	$80,557	$(4,314)	$76,243	$74,278	$(10,593)	$63,685
Adjustment for reclassification of net realized investment gains and OTTI losses recognized in net income	(1,564)	61	(1,503)	(18,604)	4,585	(14,019)
Unrealized investment gains arising during the period, net of reclassification adjustment	78,993	(4,253)	74,740	55,674	(6,008)	49,666
Non-credit portion of OTTI losses	—	—	—	—	—	—
Foreign currency translation adjustment	8,867	—	8,867	(4,224)	—	(4,224)
Total other comprehensive income, net of tax	$87,860	$(4,253)	$83,607	$51,450	$(6,008)	$45,442

Six months ended June 30,
Available for sale investments:
Unrealized investment gains arising during the period	$150,929	$(6,976)	$143,953	$223,109	$(20,790)	$202,319
Adjustment for reclassification of net realized investment losses and OTTI losses recognized in net income	24,194	(736)	23,458	45,388	(125)	45,263
Unrealized investment gains arising during the period, net of reclassification adjustment	175,123	(7,712)	167,411	268,497	(20,915)	247,582
Non-credit portion of OTTI losses	—	—	—	—	—	—
Foreign currency translation adjustment	38,736	—	38,736	3,972	—	3,972
Total other comprehensive income, net of tax	$213,859	$(7,712)	$206,147	$272,469	$(20,915)	$251,554

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.	OTHER COMPREHENSIVE INCOME (CONTINUED)

Reclassifications out of AOCI into net income available to common shareholders were as follows:

		Amount Reclassified from AOCI(1)
Details About AOCI Components	Consolidated Statement of Operations Line Item That Includes Reclassification	Three months ended June 30,		Six months ended June 30,
		2017	2016	2017	2016

Unrealized investment gains (losses) on available for sale investments
	Other realized investment gains(losses)	$3,092	$24,973	$(16,112)	$(29,289)
	OTTI losses	(1,528)	(6,369)	(8,082)	(16,099)
	Total before tax	1,564	18,604	(24,194)	(45,388)
	Income tax (expense) benefit	(61)	(4,585)	736	125
	Net of tax	$1,503	$14,019	$(23,458)	$(45,263)

Foreign currency translation adjustment
	Foreign exchange loss	$—	$—	$(24,149)	$—
	Income tax expense	—	—	—	—
	Net of tax	$—	$—	$(24,149)	$—

(1)	Amounts in parentheses are debits to net income available to common shareholders.

On March 27, 2017, as part of the wind down of our Australia operation, the Australia Prudential Regulation Authority revoked the authorization of AXIS Specialty Australia to carry on insurance business in Australia. As this resulted in the substantial liquidation of AXIS Specialty Australia, we have released the cumulative translation adjustment related to AXIS Specialty Australia of $24 million from accumulated other comprehensive income in the Consolidated Balance Sheet to foreign exchange losses in the Consolidated Statement of Operations.

14. SUBSEQUENT EVENTS

On July 5, 2017, the Company and the board of directors of Novae Group plc (“Novae”), a public limited company incorporated in England and Wales, announced that it had agreed on the terms of a recommended cash offer of 700 pence per share (the “Offer”) to be made by AXIS to acquire the entire issued and to be issued share capital of Novae.

The Offer values Novae’s issued and to be issued share capital at approximately £467.6 million (approximately $604.1 million based upon an exchange rate of 1.292).

The acquisition is to be effected by way of a scheme of arrangement (the “Scheme”) under the laws of the United Kingdom (“UK”) which requires the approval of a UK court and approval of a majority of Novae’s shareholders, representing at least 75% of the votes cast. The Scheme is also subject to receipt of certain regulatory approvals and other customary conditions.

The acquisition is expected to close in the fourth quarter of 2017.

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

SECOND QUARTER 2017 FINANCIAL HIGHLIGHTS

Second Quarter 2017 Consolidated Results of Operations

•	Net income available to common shareholders of $85 million, or $1.01 per common share and $1.01 per diluted common share

•	Non-GAAP operating income of $110 million, or $1.31 per diluted common share(1)

•	Gross premiums written of $1.4 billion

•	Net premiums written of $956 million

•	Net premiums earned of $981 million

•	Net favorable prior year reserve development of $71 million

•	Estimated pre-tax catastrophe and weather-related net losses, net of reinstatement premiums, of $50 million compared to $109 million for the second quarter of 2016

•	Underwriting income of $57 million and combined ratio of 97.6%

•	Net investment income of $106 million

•	Net realized investment losses of $4 million

•	Foreign exchange losses of $36 million

Second Quarter 2017 Consolidated Financial Condition

•	Total cash and investments of $14.5 billion; fixed maturities, cash and short-term securities comprise 86% of total cash and investments and have an average credit rating of AA-

•	Total assets of $21.5 billion

•	Reserve for losses and loss expenses of $9.9 billion and reinsurance recoverable of $2.2 billion

•	Total debt of $1.0 billion and the debt to total capital ratio of 14.4%

•	Total common shares repurchased were 2.0 million

•	At August 8, 2017 the remaining authorization under the repurchase program approved by our Board of Directors was $739 million

•	Common shareholders’ equity of $5.1 billion and diluted book value per common share of $60.45

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

Our mission is to provide our clients and distribution partners with a broad range of risk transfer products and services and meaningful capacity, backed by significant financial strength. We manage our portfolio holistically, aiming to construct the optimum consolidated portfolio of funded and unfunded risks, consistent with our risk appetite and development of our franchise. We nurture an ethical, entrepreneurial and disciplined culture that promotes outstanding client service, intelligent risk taking and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a global leader in specialty risks. Our execution on this strategy for the first six months of 2017 included:

•	continued growth of our accident and health lines, which is focused on specialty accident and health products;

•
growth of our syndicate at Lloyd's which provides us with access to Lloyd's worldwide licenses and an extensive distribution network. During the first quarter of 2016 we commenced writing business through our underwriting division at Lloyd's in China. On July 14, 2017, we announced that we had received final authorization from Lloyd’s, the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA) for our own Lloyd’s managing agent, AXIS Managing Agency Limited (“AXIS Managing Agency”). Effective August 4, 2017, AXIS Managing Agency will assume management of AXIS Syndicate 1686 at Lloyd’s, replacing the Company’s third-party managing agency agreement with Asta Managing Agency Limited, which had been in place since 2014;

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

On April 17, 2017, the Company redeemed the remaining $351 million of its 6.875% Series C preferred shares. The execution of this transaction reduced the weighted average annual dividend rate on our preferred equity capital base by 88 basis points to 5.50%.

On July 5, 2017 the Company announced that that it had agreed on the terms of a recommended offer to acquire Novae Group plc (“Novae”), a diversified specialty (re)insurer that operates through Lloyd’s of London.

On July 6, 2017, S&P Global Ratings affirmed its 'A-' long-term counterparty credit and senior debt ratings on AXIS, and its 'A+' long-term counterparty credit and financial strength ratings on the Company's core operating subsidiaries. At the same time, S&P Global Ratings revised its outlook on AXIS to negative from stable based on the planned acquisition of Novae.

Results of Operations

	Three months ended June 30,			Six months ended June 30,
	2017	% Change	2016	2017	% Change	2016

Underwriting income (loss):
Insurance	$(482)	(96%)	$(11,412)	$12,483	107%	$6,025
Reinsurance	57,494	nm	21,272	60,916	(41%)	102,786
Net investment income	106,063	16%	91,730	204,728	45%	140,896
Net realized investment gains (losses)	(4,392)	nm	21,010	(29,443)	(35%)	(45,500)
Other (expenses) revenues, net	(76,066)	nm	6,860	(140,445)	nm	(26,361)
Bargain purchase gain	15,044	nm	—	15,044	nm	—
Interest in loss of equity method investments	(1,975)	nm	—	(7,741)	nm	—
Net income	95,686	(26%)	129,460	115,542	(35%)	177,846
Preferred share dividends	(10,656)	7%	(9,969)	(25,497)	28%	(19,938)
Net income available to common shareholders	$85,030	(29%)	$119,491	$90,045	(43%)	$157,908

Non-GAAP operating income	$110,493	133%	$47,483	$161,460	9%	$148,759

nm – not meaningful

Underwriting Results

Total underwriting income for the three months ended June 30, 2017 was $57 million, an increase of $47 million compared to $10 million for the three months ended June 30, 2016. The increase in underwriting income was primarily driven by a decrease in catastrophe and weather-related losses, partially offset by a decrease in net favorable prior year reserve development, an increase in acquisition costs, and an increase in the current accident year loss ratio excluding catastrophe and weather-related losses.

The reinsurance segment underwriting income increased by $36 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. The increase in underwriting income was primarily driven by a decrease in catastrophe and weather-related losses, partially offset by an increase in the current accident year loss ratio excluding catastrophe and weather-related losses and a decrease in net favorable prior year reserve development.

The insurance segment underwriting loss decreased by $11 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. The decrease in underwriting loss was primarily driven by a decrease in catastrophe and weather-related losses, and a decrease in the current accident year loss ratio excluding catastrophe and weather-related losses, partially offset by an increase in acquisition costs.

Total underwriting income in the six months ended June 30, 2017 was $73 million, a decrease of $35 million compared to $109 million in the six months ended June 30, 2016. The decrease in underwriting income was primarily driven by a decrease in net favorable prior year reserve development, an increase in the current accident year loss ratio excluding catastrophe and weather-related losses, and an increase in acquisition costs, partially offset by a decrease in catastrophe and weather-relates losses.
The reinsurance segment underwriting income decreased by $42 million in the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The decrease in underwriting income was primarily driven by a decrease in net favorable prior year reserve development, an increase in the current accident year loss ratio excluding catastrophe and weather-related losses, partially offset by a decrease in catastrophe and weather-related losses.

The insurance segment underwriting income increased by $6 million in the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The increase in underwriting income was primarily driven by a decrease in the current accident year loss ratio excluding catastrophe and weather-related losses, and an increase in net favorable prior year reserve development, partially offset by an increase in acquisition costs.
Net Investment Income

Net investment income for the three and six months ended June 30, 2017 was $106 million and $205 million, respectively, an increase of $14 million and $64 million, respectively, compared to the three and six months ended June 30, 2016. The increase was attributable to our alternative investments portfolio.

Net Realized Investment Losses

Net realized investment losses were $4 million for the three months ended June 30, 2017 compared to net realized investment gains of $21 million for the three months ended June 30, 2016. The net realized investment losses for the three months ended June 30, 2017 were mainly attributable to derivative losses on foreign currency exchange contracts and interest rate swaps. The net realized investment gains for the three months ended June 30, 2016 were attributable to sales of fixed income and equities which had benefited from improved pricing in 2016.

Net realized investment losses were $29 million in the six months ended June 30, 2017, compared to net realized investment losses of $46 million for the same period of 2016. The net realized investment losses for the three and six months ended June 30, 2017 and 2016 were primarily attributable to foreign currency losses (net of forward contracts) on the sale of non-U.S. government and corporate debt securities as a result of the strengthening of the U.S. dollar and other-than-temporary impairment ("OTTI") charges.

Other Expenses (Revenues), Net

Corporate expenses were $31 million for the three months ended June 30, 2017, compared to $32 million for the three months ended June 30, 2016. The decrease was primarily attributable to an increase in the allocation of corporate costs to the insurance and reinsurance segments, largely offset by an increase in personnel expenses.

Corporate expenses were $70 million for the six months ended June 30, 2017 compared to $58 million in the same period in 2016. The increase was primarily attributable to an increase in personnel expenses.

The foreign exchange losses of $36 million and $58 million for the three and six months ended June 30, 2017, respectively, were primarily attributable to the impact of the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities mainly denominated in pound sterling and euro. For the six months ended June 30, 2017 compared to the same period in 2016, foreign exchange losses also included the reclass of the cumulative translation adjustment of $24 million related to the wind-down of AXIS Specialty Australia from accumulated other comprehensive income to foreign exchange losses.

The foreign exchange gains of $57 million and $56 million for the three and six months ended June 30, 2016, respectively, were primarily driven by the impact of the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities mainly denominated against the pound sterling.

The financial results for the three months ended June 30, 2017 resulted in a tax benefit of $3 million, compared to the tax expense of $5 million for the three months ended June 30, 2016. The tax benefit of $3 million recognized in the three months ended June 30, 2017 was primarily driven by underwriting losses recognized in our U.S. operations and a tax adjustment related to the bargain purchase gain recognized in connection with the acquisition of Aviabel. The tax expense of $5 million recognized in the three months ended June 30, 2016 was primarily driven by the generation of consolidated pre-tax net income in our European operations.

The financial results for the six months ended June 30, 2017 and 2016 resulted in a tax benefit of $13 million and $2 million, respectively. The tax benefit of $13 million recognized in the six months ended June 30, 2017 was primarily driven by share based compensation excess tax benefits which were recognized in the income statement, as well as underwriting losses recognized in our U.S. and European operations and a tax adjustment related to the bargain purchase gain recognized in connection with the acquisition of Aviabel. The tax benefit of $2 million recognized in the six months ended June 30, 2016 was primarily driven by the reduction of a valuation allowance on European foreign tax credit carry forwards which resulted in the recognition of an income tax benefit as well as pre-tax net losses in the U.S., partially offset by increased pre-tax net income in our European operations.

Interest in Loss of Equity Method Investments

Interest in loss of equity method investments was $2 million and $8 million for the three and six months ended June 30, 2017, respectively. This includes impairment losses of $3 million and $9 million for the three and six months ended June 30, 2017, respectively, related to an investment in a U.S. based insurance company, partially offset by income of $1 million for each of the three and six months ended June 30, 2017, relating to the Company’s aggregate share of profits in a company which it has significant influence over the operating and financial policies.

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

Financial Measures

We believe the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

	Three months ended and at June 30,		Six months ended and at June 30,
	2017	2016	2017	2016

ROACE (annualized)(1)	6.7%	9.0%	3.5%	6.0%
Non-GAAP operating ROACE (annualized)(2)	8.6%	3.6%	6.3%	5.6%
Diluted book value per common share(3)	$60.45	$57.62	$60.45	$57.62
Cash dividends declared per common share	0.38	0.35	0.76	0.70
Increase in diluted book value per common share adjusted for dividends	$1.94	$1.93	$2.94	$4.24

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
Return on Equity
The increase in non-GAAP operating ROACE for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, was primarily driven by an increase in underwriting income and net investment income.
The increase in non-GAAP operating ROACE in the six months ended June 30, 2017, compared to the six months ended June 30, 2016, was primarily driven by an increase in net investment income, partially offset by a decrease in underwriting income.

In addition to the items noted above for non-GAAP operating ROACE, ROACE is also impacted by net realized investment gains (losses), foreign exchange losses (gains) and a bargain purchase gain related to the acquisition of Aviabel.
The decrease in ROACE for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, was primarily driven by an increase in foreign exchange losses and net realized investment losses, partially offset by an increase in underwriting income, net investment income and the bargain purchase gain.
The decrease in ROACE in the six months ended June 30, 2017, compared to the six months ended June 30, 2016, was primarily driven by an increase in foreign exchange losses and a decrease in underwriting income, partially offset by an increase in net investment income, a decrease in net realized investment losses, and the bargain purchase gain.
Diluted Book Value per Common Share
Diluted book value per common share increased by 5% to $60.45 at June 30, 2017, from $57.62 at June 30, 2016, which primarily reflected the generation of $398 million in net income available to common shareholders over the past twelve months which was partially offset by common share dividends declared.
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

Diluted Book Value per Common Share Adjusted for Dividends
Diluted book value per common share adjusted for dividends increased by $1.94 or 3% per common share for the three months ended June 30, 2017, and $4.32, or 7%, per common share over the past twelve months.
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

During the three and six months ended June 30, 2017 and 2016, respectively, total value created consisted primarily of our net income and an increase in unrealized gains on investments reported in accumulated other comprehensive income, partially offset by common share dividends declared.

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

	Three months ended June 30,			Six months ended June 30,
	2017	% Change	2016	2017	% Change	2016

Revenues:
Gross premiums written	$1,362,327	3%	$1,320,434	$3,274,199	—%	$3,279,595
Net premiums written	956,017	(5%)	1,007,350	2,464,976	(8%)	2,693,156
Net premiums earned	981,431	4%	946,990	1,920,133	4%	1,849,331
Other insurance related income (losses)	2,560	nm	(892)	(1,222)	12%	(1,094)

Expenses:
Current year net losses and loss expenses	(676,265)		(710,013)	(1,308,000)		(1,279,369)
Prior year reserve development	70,933		77,719	95,727		148,113
Acquisition costs	(204,361)		(189,125)	(394,153)		(369,761)
Underwriting-related general and administrative
expenses(1)	(117,286)		(114,819)	(239,086)		(238,409)

Underwriting income(2)	$57,012	478%	$9,860	$73,399	(33%)	$108,811

General and administrative expenses(1)	$147,816		$146,746	$309,075		$296,648
Income before income taxes and interest in income (loss) of equity method investments(2)	$94,328		$134,361	$110,613		$176,207

(1)
Underwriting-related general and administrative expenses is a non-GAAP measure as defined in SEC Regulation G. Our total general and administrative expenses also included corporate expenses of $30,530 and $31,927 for the three months ended June 30, 2017 and 2016, respectively, and $69,989 and $58,239 for the six months ended June 30, 2017 and 2016, respectively. Refer to 'Other Expenses (Revenues), Net' for additional information related to these corporate expenses. Also, refer to 'Non-GAAP Financial Measures' for further information.

(2)
Group (or consolidated) underwriting income is a non-GAAP financial measure as defined in SEC Regulation G. Refer to Item 1, Note 3 to the Consolidated Financial Statements "Segment Information" for a reconciliation of underwriting income to the nearest GAAP financial measure (income before income taxes and interest in income (loss) of equity method investments) for the periods indicated above. Also, refer to 'Non-GAAP Financial Measures' for additional information related to the presentation of consolidated underwriting income.

UNDERWRITING REVENUES

Gross and net premiums written, by segment, were as follows:

	Gross Premiums Written
	Three months ended June 30,			Six months ended June 30,
	2017	% Change	2016	2017	% Change	2016

Insurance	$796,023	2%	$784,017	$1,490,030	4%	$1,437,365
Reinsurance	566,304	6%	536,417	1,784,169	(3%)	1,842,230
Total	$1,362,327	3%	$1,320,434	$3,274,199	—%	$3,279,595

% ceded
Insurance	34%	1 pts	33%	31%	1 pts	30%
Reinsurance	24%	14 pts	10%	20%	12 pts	8%
Total	30%	6 pts	24%	25%	7 pts	18%

	Net Premiums Written
	Three months ended June 30,			Six months ended June 30,
	2017	% Change	2016	2017	% Change	2016

Insurance	$527,678	—%	$526,764	$1,033,008	3%	$999,926
Reinsurance	428,339	(11%)	480,586	1,431,968	(15%)	1,693,230
Total	$956,017	(5%)	$1,007,350	$2,464,976	(8%)	$2,693,156

Gross Premiums Written:

Gross premiums written for the three and six months ended June 30, 2017 increased by $42 million or 3% ($53 million or 4% on a constant currency basis(1)) and decreased by $5 million (increased by $55 million or 2% on a constant currency basis), respectively, compared to the three and six months ended June 30, 2016, respectively. The increase for the three months ended June 30, 2017 compared to the same period in 2016, was due to an increase in both the insurance and reinsurance segments. The decrease for the six months ended June 30, 2017 compared to the same period in 2016 was due to an increase in the insurance segment, offset by a decrease in the reinsurance segment.

The reinsurance segment's gross premiums written increased by $30 million or 6% and decreased by $58 million or 3% ($10 million or 1% on a constant currency basis) for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, respectively.

The increase in the reinsurance segment gross premiums written for the three months ended June 30, 2017 compared to the same period of 2016, was primarily driven by our motor, catastrophe and property lines, partially offset by a decrease in our agriculture lines. The increase in our motor lines was largely due to timing differences. The increase in our catastrophe and property lines was primarily driven by new business. The decrease in our agriculture lines was due to the non-renewal of a significant treaty.

The decrease in the six months ended June 30, 2017 compared to the same period in 2016, was primarily driven by a lower level of premiums written on a multi-year basis, notably in our credit and surety lines and our liability lines. These decreases were partially offset by an increase in our agriculture, catastrophe and property lines. The increase in our agriculture lines is due to an increased participation on a renewing treaty. The increase in our catastrophe and property lines was driven by new business.

(1) Amounts presented on a constant currency basis are “non-GAAP financial measures” as defined in Regulation G. The constant currency basis is calculated by applying the average foreign exchange rate from the current year to the prior year balance.

The insurance segment's gross premiums written increased by $12 million or 2% ($21 million or 3% on a constant currency basis) and $53 million or 4% for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, respectively.

The increase in the insurance segment gross premiums written for the three months ended June 30, 2017 was attributable to our liability lines driven by new business, and our aviation lines due to our recent acquisition of Aviabel, partially offset by a decrease in premiums written in our property and marine lines.

The increase in the six months ended June 30, 2017 was attributable to our accident and health lines and our liability lines, each primarily driven by new business. These increases were partially offset by a decrease in premiums written in our marine and property lines.

Ceded Premiums Written:

Ceded premiums written for the three and six months ended June 30, 2017 were $406 million or 30% and $809 million or 25% of gross premiums written, respectively, compared to $313 million or 24% and $586 million or 18% of gross premiums written for the three and six months ended June 30, 2016, respectively. The increase in the ratio of ceded premiums written to gross premiums written for the three and six months ended June 30, 2017, compared to the same period in 2016, was primarily attributable to the reinsurance segment.

The increase in the reinsurance segment ceded ratio for the three months ended June 30, 2017 compared to the same period in 2016, was largely driven by an increase in premiums ceded to the new quota share retrocessional treaty which covers our agriculture lines, as well as the impact of the retrocessional cover entered into with Harrington Re, which increased premiums ceded in our liability and professional lines, partially offset by increase in gross premiums written in the quarter.

The increase for the six months ended June 30, 2017 compared to the same period in 2016, was largely due to the retrocession to Harrington Re, and an increase in premiums ceded in our catastrophe, credit and surety lines, and agriculture lines, together with a decrease in gross premiums written.

In June 2017, the Company obtained catastrophe protection for its insurance and reinsurance segments through a reinsurance agreement with Northshore Re II Limited ('Northshore'). In connection with the reinsurance agreement, Northshore issued notes to unrelated investors in an amount equal to the full $350 million of coverage provided under the reinsurance agreement covering a three year period. At the time of the agreement, the Company performed an evaluation of Northshore to determine if it meets the definition of a variable interest entity ('VIE'). The Company concluded that Northshore is a VIE but that the Company does not have a variable interest in the entity, as the variability in results is expected to be absorbed entirely by the investors in Northshore. Accordingly, Northshore is not consolidated in the Company's consolidated financial statements. The premium ceded to Northshore during the three months ended June 30, 2016 was $27 million.

Net Premiums Earned:

Net premiums earned by segment were as follows:

	Three months ended June 30,					Six months ended June 30,
	2017		2016		% Change	2017		2016		% Change

Insurance	$493,836	50%	$439,279	46%	12%	$952,265	50%	$877,958	47%	8%
Reinsurance	487,595	50%	507,711	54%	(4%)	967,868	50%	971,373	53%	—%
Total	$981,431	100%	$946,990	100%	4%	$1,920,133	100%	$1,849,331	100%	4%

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in premium earning patterns.

Net premiums earned for the three and six months ended June 30, 2017 increased by $34 million or 4% ($49 million or 5% on a constant currency basis) and $71 million or 4% ($122 million or 7% on a constant currency basis), respectively, compared to the three and six months ended June 30, 2016, respectively. The increases for both periods compared to the same periods in 2016, were driven by increases in the insurance segment offset by decreases in the reinsurance segment.

The increase in net premiums earned in the insurance segment for the three and six months ended June 30, 2017 compared to the same periods in 2016, was largely due to strong premiums growth in our accident and health lines, as well as our property lines in recent periods, together with a decrease in ceded premiums earned in our property lines.

The decrease in net premiums earned in the reinsurance segment for the three and six months ended June 30, 2017 compared to the same periods in 2016, was primarily driven by an increase in ceded premiums earned in our catastrophe and agriculture lines, as well as the impact of the retrocession to Harrington Re, which increased ceded premiums earned in our professional lines, together with a decrease in gross premiums earned in our professional lines, partially offset by an increase in gross premiums earned in our motor and catastrophe lines. For the six months ended June 30, 2017, net premiums earned were also impacted by an increase in our agriculture lines.

Other Insurance Related Income (Losses):

Other insurance related income increased by $3 million for the three months ended June 30, 2017, compared to the same period in 2016, reflecting an increase in fees from strategic partners, partially offset by realized losses and unfavorable mark-to-market adjustments on our weather and commodities derivative portfolio.

Other insurance related losses for the six months ended June 30, 2017, were comparable to the same period in 2016, reflecting realized losses on our weather and commodities derivative portfolio which were largely offset by fees from strategic capital partners.

UNDERWRITING EXPENSES

The following table provides a breakdown of our combined ratio:

	Three months ended June 30,			Six months ended June 30,
	2017	% Point Change	2016	2017	% Point Change	2016

Current accident year loss ratio	68.9%	(6.1)	75.0%	68.1%	(1.1)	69.2%
Prior year reserve development	(7.2%)	1.0	(8.2%)	(5.0%)	3.0	(8.0%)
Acquisition cost ratio	20.8%	0.8	20.0%	20.5%	0.5	20.0%
General and administrative expense ratio(1)	15.1%	(0.3)	15.4%	16.2%	0.2	16.0%
Combined ratio	97.6%	(4.6)	102.2%	99.8%	2.6	97.2%

(1)
The general and administrative expense ratio includes corporate expenses not allocated to reportable segments of 3.1% and 3.4% for the three months ended June 30, 2017 and 2016, respectively, and 3.6% and 3.1% for the six months ended June 30, 2017 and 2016, respectively. These costs are further discussed in the ‘Other Expenses (Revenues), Net’ section.

Current Accident Year Loss Ratio:

The current accident year loss ratio decreased to 68.9% and 68.1% for the three and six months ended June 30, 2017, respectively, from 75.0% and 69.2% for the three and six months ended June 30, 2016, respectively.

The decrease for the three and six months ended June 30, 2017 compared to the same period in 2016, was impacted by a lower level of catastrophe and weather-related losses. During the three and six months ended June 30, 2017 we incurred pre-tax catastrophe and weather-related losses of $50 million or 5.1 points and $85 million or 4.4 points, respectively, attributable to U.S. weather-related events and Cyclone Debbie. Comparatively, during the three and six months ended June 30, 2016 we incurred pre-tax catastrophe and weather-related losses, net of reinstatement premiums of $109 million or 11.7 points and $124 million or 6.8 points, respectively.

After adjusting for the impact of the catastrophe and weather-related losses, our current accident year loss ratio for the three and six months ended June 30, 2017 was 63.8% and 63.7%, respectively, compared to 63.3% and 62.4% in the three and six months ended June 30, 2016, respectively.

The increase in the current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses for the three and six months ended June 30, 2017 compared to the same periods in 2016, was mainly due to the ongoing adverse impact of rate and trend, and the impact of the Ogden rate change on our reinsurance motor lines.

For further discussion on current accident year loss ratios, refer to the insurance and reinsurance segment discussions below.

Estimates of Significant Catastrophe Events

Our June 30, 2017 net reserves for losses and loss expenses includes estimated amounts for numerous catastrophe events. We caution that the magnitude and/or complexity of losses arising from certain of these events, in particular Hurricane Matthew, the Fort McMurray wildfires, Storm Sandy, the 2011 Japanese earthquake and tsunami, the 2010-11 New Zealand earthquakes and the Tianjin port explosion, inherently increases the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserves for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.
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

Prior Year Reserve Development:

Our favorable prior year reserve development was the net result of several underlying reserve developments on prior accident years, identified during our quarterly reserve review process. The following table provides a breakdown of prior year reserve development by segment:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Insurance	$19,517	$20,066	$28,137	$22,493
Reinsurance	51,416	57,653	67,590	125,620
Total	$70,933	$77,719	$95,727	$148,113

Overview

Our short tail business includes the underlying exposures in our property and other, marine and aviation reserve classes within our insurance segment, and the property and other reserve class within our reinsurance segment. Development from these classes contributed $31 million and $35 million of net favorable prior year reserve development for the three and six months ended June 30, 2017, respectively. These short-tail lines contributed $27 million and $75 million of net favorable prior year reserve development for the three and six months ended June 30, 2016, respectively. The net favorable development for these classes primarily reflected the recognition of better than expected loss emergence.

Our medium-tail business consists primarily of professional insurance and reinsurance reserve classes, credit and political risk insurance reserve class, and credit and surety reinsurance reserve class. For the three and six months ended June 30, 2017, the professional reserve classes contributed net favorable prior year reserve development of $22 million and $46 million, respectively. For the three and six months ended June 30, 2016, the professional reserve classes contributed net favorable prior year reserve development of $15 million and $16 million, respectively. The net favorable prior year reserve development on these reserve classes reflected the generally favorable experience as we continued to transition to more experience based methods.

Our long-tail business consists primarily of liability and motor reserve classes. For the three and six months ended June 30, 2017, the liability reinsurance reserve class contributed net favorable prior year reserve development of $16 million and $39 million, respectively. For the three and six months ended and June 30, 2016, the liability reinsurance reserve class contributed net favorable prior year development of $15 million and $22 million, respectively. The net favorable prior year reserve development for our liability reinsurance reserve class in both years primarily reflected the progressively increased weight given by management to experience based indications on older accident years, which has generally been favorable. For the six months ended June 30, 2017, the liability insurance reserve class recorded net adverse prior year reserve development of $7 million, primarily attributable to reserve strengthening within our run-off Bermuda excess casualty book of business.

For the six months ended June 30, 2017, the motor reinsurance reserve class recorded net adverse prior year reserve development of $20 million. This adverse development was driven by the U.K. Ministry of Justice’s recent announcement of a decrease in the discount rate used to calculate lump sum awards in U.K. bodily injury cases, known as the Ogden rate. Effective March 20, 2017, the Ogden rate changed from plus 2.5% to minus 0.75%. For the three and six months ended June 30, 2016, the motor reinsurance reserve class contributed $17 million and $33 million, respectively, of net favorable prior year reserve development related to favorable loss emergence trends on several classes of business spanning multiple accident years.

We caution that conditions and trends that impacted the development of our liabilities in the past may not necessarily occur in the future.

The following sections provide further details on prior year reserve development by segment, reserving class and accident year.

Insurance Segment:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Property and other	$3,465	$10,929	$4,002	$13,987
Marine	9,408	3,284	15,496	3,700
Aviation	(1,968)	(1,043)	(3,513)	(80)
Credit and political risk	(18)	(28)	(35)	(207)
Professional lines	11,299	5,919	18,750	5,578
Liability	(2,669)	1,005	(6,563)	(485)
Total	$19,517	$20,066	$28,137	$22,493

For the three months ended June 30, 2017 we recognized $20 million of net favorable prior year reserve development, the principal components of which were:

•
$11 million of net favorable prior year reserve development on professional lines business, primarily related to accident years 2013 and 2014 due to the recognition of better than expected development.

•	$9 million of net favorable prior year reserve development on marine business, primarily related to accident years 2013 through 2016 driven by better than expected loss emergence.

For the three months ended June 30, 2016 we recognized $20 million of net favorable prior year reserve development, the principal components of which were:

•	$11 million of net favorable prior year reserve development on property and other business, driven by better than expected loss emergence across most accident years.

•	$6 million of net favorable prior year reserve development on professional lines business, driven by better than expected development related to various accident years.

For the six months ended June 30, 2017 we recognized $28 million of net favorable prior year reserve development, the principal components of which were:

•
$19 million of net favorable prior year reserve development on professional lines business, primarily related to accident years 2013 and 2014 due to the recognition of better than expected development.

•	$15 million of net favorable prior year reserve development on marine business, primarily related to accident years 2013 through 2016 driven by better than expected loss emergence.

•
$7 million of net adverse prior year development on liability lines, primarily attributable to reserve strengthening on two large claims within our run-off Bermuda excess casualty book of business impacting 2014 and prior accident years.

For the six months ended June 30, 2016 we recognized $22 million of net favorable prior year reserve development, the principal components of which were:

•
$14 million of net favorable prior year reserve development on property and other business, driven by better than expected loss emergence across most accident years, partially offset by strengthening of the 2015 accident year related to late loss emergence on several large property losses.

•	$6 million of net favorable prior year reserve development on professional lines business, driven by better than expected development related to various accident years.

Reinsurance Segment:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Property and other	$20,265	$14,058	$19,441	$57,690
Credit and surety	1,610	2,984	1,524	2,861
Professional lines	10,921	8,630	26,846	10,156
Motor	2,540	16,672	(19,616)	33,141
Liability	16,080	15,309	39,395	21,772
Total	$51,416	$57,653	$67,590	$125,620

For the three months ended June 30, 2017 we recognized $51 million of net favorable prior year reserve development, the principal components of which were:

•	$20 million of net favorable prior year reserve development on property and other business, primarily related to accident years 2011 through 2016 driven by better than expected loss emergence.

•	$16 million of net favorable prior year reserve development on liability business, primarily related to accident years 2008 through 2013, for reasons discussed in the overview.

•	$11 million of net favorable prior year reserve development on professional lines business, primarily related to earlier accident years, for reasons discussed in the overview.

For the three months ended June 30, 2016 we recognized $58 million of net favorable prior year reserve development, the principal components of which were:

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

For the six months ended June 30, 2017 we recognized $68 million of net favorable prior year reserve development, the principal components of which were:

•	$39 million of net favorable prior year reserve development on liability business, primarily related to accident years 2006 through 2014, for reasons discussed in the overview.

•	$27 million of net favorable prior year reserve development on professional lines business, primarily related to to earlier accident years, for reasons discussed in the overview.

•	$19 million of net favorable prior year reserve development on property and other business, primarily related to 2011 through 2016 accident years driven by better than expected loss emergence.

•
$20 million of net adverse prior year reserve development on motor business, related to the impact of the recent change in Ogden rate, partially offset by continued better than expected loss emergence related to non-proportional business spanning multiple accident years.

For the six months ended June 30, 2016 we recognized $126 million of net favorable prior year reserve development, the principal components of which were:

•	$58 million of net favorable prior year reserve development on property and other business, related to multiple accident years and driven by better than expected loss emergence.

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

Acquisition Cost Ratio:

The acquisition cost ratio increased to 20.8% and 20.5% for the three and six months ended June 30, 2017, respectively, from 20.0% for both periods in 2016, driven by in our insurance segment and primarily related to business mix changes, and profit commission adjustments driven by good loss experience in our accident and health lines.

General and Administrative Expense Ratio:

The general and administrative expense ratio decreased to 15.1% for the three months ended June 30, 2017, from 15.4% in the three months ended June 30, 2016. The decrease in the expense ratio for the three months ended June 30, 2017 compared to the same period in 2016 was primarily driven by an increase in net premiums earned and benefits of fees from strategic capital partners, partially offset by an increase in personnel expenses including senior executive severance costs and an increase in professional fees.

The general and administrative expense ratio increased to 16.2% for the six months ended June 30, 2017, from 16.0% in the six months ended June 30, 2016. The increase in the expense ratio for the six months ended June 30, 2017 compared to the same period in

2016 was primarily driven by an increase in personnel expenses including senior executive severance costs, together with an increase in professional fees, partially offset by an increase in net premiums earned and benefits of fees from strategic capital partners.

RESULTS BY SEGMENT

INSURANCE SEGMENT

Results from our insurance segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2017	% Change	2016	2017	% Change	2016

Revenues:
Gross premiums written	$796,023	2%	$784,017	$1,490,030	4%	$1,437,365
Net premiums written	527,678	—%	526,764	1,033,008	3%	999,926
Net premiums earned	493,836	12%	439,279	952,265	8%	877,958
Other insurance related income (losses)	508	nm	(234)	551	nm	(96)

Expenses:
Current year net losses and loss expenses	(345,245)		(326,207)	(640,767)		(603,039)
Prior year reserve development	19,517		20,066	28,137		22,493
Acquisition costs	(81,276)		(61,829)	(149,433)		(123,227)
General and administrative expenses	(87,822)		(82,487)	(178,270)		(168,064)

Underwriting income (loss)	$(482)	(96%)	$(11,412)	$12,483	107%	$6,025

Ratios:		% Point Change			% Point Change
Current year loss ratio	69.9%	(4.4)	74.3%	67.3%	(1.4)	68.7%
Prior year reserve development	(3.9%)	0.7	(4.6%)	(3.0%)	(0.4)	(2.6%)
Acquisition cost ratio	16.5%	2.4	14.1%	15.7%	1.7	14.0%
General and administrative expense ratio	17.7%	(1.0)	18.7%	18.7%	(0.5)	19.2%
Combined ratio	100.2%	(2.3)	102.5%	98.7%	(0.6)	99.3%

Gross Premiums Written:

The following table provides gross premiums written by line of business:

	Three months ended June 30,					Six months ended June 30,
	2017		2016		% Change	2017		2016		% Change

Property	$198,681	25%	$211,183	26%	(6%)	$343,245	24%	$357,775	25%	(4%)
Marine	73,921	9%	84,089	11%	(12%)	139,522	9%	157,621	11%	(11%)
Terrorism	10,509	1%	11,650	1%	(10%)	22,323	1%	18,696	1%	19%
Aviation	21,037	3%	8,326	1%	153%	35,620	2%	27,427	2%	30%
Credit and Political Risk	15,139	2%	19,960	3%	(24%)	31,311	2%	28,877	2%	8%
Professional Lines	244,119	31%	240,040	31%	2%	399,588	27%	385,491	27%	4%
Liability	136,725	17%	118,464	15%	15%	227,328	15%	202,350	14%	12%
Accident and Health	95,892	12%	90,305	12%	6%	291,093	20%	259,128	18%	12%
Total	$796,023	100%	$784,017	100%	2%	$1,490,030	100%	$1,437,365	100%	4%

Gross premiums written for the three months ended June 30, 2017 increased by $12 million or 2% ($21 million or 3% on a constant currency basis) compared to the three months ended June 30, 2016. The increase in gross premiums written was attributable to our liability lines driven by new business, and our aviation lines due to our recent acquisition of Aviabel, partially offset by a decrease in premiums written in our property lines due to the impact of our exit from some retail insurance operations in the U.S. last year, and a decrease in our marine lines due to timing differences.

Gross premiums written for the six months ended June 30, 2017 increased by $53 million or 4% compared to the six months ended June 30, 2016. The increase in gross premiums written was attributable to our accident and health lines and our liability lines primarily driven by new business, partially offset by a decrease in premiums written in our marine lines largely due to timing differences, and a decrease in our property lines due to the impact of our exit from some retail insurance operations in the U.S. last year.

Ceded Premiums Written:

Ceded premiums written for the three and six months ended June 30, 2017 were $268 million or 34% of gross premiums written and $457 million or 31% of gross premiums written, respectively, compared to $257 million or 33% of gross premiums written and $437 million or 30% of gross premiums written for the three and six months ended June 30, 2016, respectively.

The increase in the ratio of ceded premiums written to gross premiums written for the three and six months ended June 30, 2017 compared to the same periods in 2016, was primarily driven by the increase in premiums ceded in our liability and marine lines, partially offset by an increase in gross premiums written and a decrease in premiums ceded in our professional lines attributable to the impact of our exit from retail insurance operations in Australia.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended June 30,					Six months ended June 30,
	2017		2016		% Change	2017		2016		% Change

Property	$119,746	24%	$100,026	23%	20%	$238,620	25%	$206,226	23%	16%
Marine	35,935	7%	34,567	8%	4%	74,605	8%	77,476	9%	(4%)
Terrorism	8,847	2%	9,123	2%	(3%)	16,785	2%	17,735	2%	(5%)
Aviation	19,919	4%	10,660	2%	87%	30,766	3%	24,513	3%	26%
Credit and Political Risk	10,703	2%	17,096	4%	(37%)	20,883	2%	30,387	3%	(31%)
Professional Lines	127,342	26%	126,194	29%	1%	252,479	27%	259,668	30%	(3%)
Liability	43,559	9%	43,315	10%	1%	86,332	9%	84,224	10%	3%
Accident and Health	127,785	26%	98,298	22%	30%	231,795	24%	177,729	20%	30%
Total	$493,836	100%	$439,279	100%	12%	$952,265	100%	$877,958	100%	8%

Net premiums earned for the three and six months ended June 30, 2017 increased by $55 million or 12%, and $74 million or 8% ($84 million or 10% on a constant currency basis) compared to the three and six months ended June 30, 2016, respectively.

The increase for the three and six months ended June 30, 2017 compared to the same periods in 2016, was largely due to strong premium growth in our accident and health, as well as our property lines in recent periods, together with a decrease in premiums ceded in our property lines.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended June 30,			Six months ended June 30,
	2017	% Point Change	2016	2017	% Point Change	2016

Current accident year	69.9%	(4.4)	74.3%	67.3%	(1.4)	68.7%
Prior year reserve development	(3.9%)	0.7	(4.6%)	(3.0%)	(0.4)	(2.6%)
Loss ratio	66.0%	(3.7)	69.7%	64.3%	(1.8)	66.1%

Current Accident Year Loss Ratio:

The current accident year loss ratios decreased to 69.9% and 67.3% for the three and six months ended June 30, 2017, respectively, from 74.3% and 68.7% for the three and six months ended June 30, 2016, respectively.

The decrease in the current accident year loss ratios for the three and six months ended June 30, 2017 compared to the same period in 2016, was impacted by a lower level of catastrophe and weather-related losses. During the three and six months ended June 30, 2017 we incurred $41 million, or 8.4 points, and $61 million, or 6.5 points, respectively, in pre-tax catastrophe and weather-related losses, attributable to the U.S. weather-related events and Cyclone Debbie. Comparatively, during the three and six months ended June 30, 2016, we incurred $49 million, or 11.1 points, and $59 million, or 6.7 points, respectively.

After adjusting for the impact of the catastrophe and weather-related losses, our current accident year loss ratio for the three and six months ended June 30, 2017 was 61.5% and 60.8%, respectively, compared to 63.2% and 62.0% for the three and six months ended June 30, 2016, respectively. The decrease in the current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses for the three and six months ended June 30, 2017 compared to the same periods in 2016, was principally due to a decrease in mid-size loss experience in our marine lines, as well as business mix changes in our accident and health lines, partially offset by higher than expected attritional loss experience in our property lines, and the ongoing adverse impact of rate and trend.

Refer to the ‘Prior Year Reserve Development’ section for further details.

Acquisition Cost Ratio:

The acquisition cost ratio increased to 16.5% and 15.7% for the three and six months ended June 30, 2017, respectively, from 14.1% and 14.0% for the three and six months ended June 30, 2016, respectively, primarily related to higher profit commission costs driven by good loss experience, and business mix changes in our accident and health lines.

General and Administrative Expense Ratio:

The general and administrative expense ratio decreased to 17.7% and 18.7% for the three and six months ended June 30, 2017, respectively, from 18.7% and 19.2% for the three and six months ended June 30, 2016, respectively, primarily reflecting an increase in personnel expenses, and an increase in the allocation of certain corporate expenses, largely offset by an increase in net premiums earned.

REINSURANCE SEGMENT

Results from our reinsurance segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2017	% Change	2016	2017	% Change	2016

Revenues:
Gross premiums written	$566,304	6%	$536,417	$1,784,169	(3%)	$1,842,230
Net premiums written	428,339	(11%)	480,586	1,431,968	(15%)	1,693,230
Net premiums earned	487,595	(4%)	507,711	967,868	—%	971,373
Other insurance related income (losses)	2,052	nm	(658)	(1,773)	78%	(998)

Expenses:
Current year net losses and loss expenses	(331,020)		(383,806)	(667,233)		(676,330)
Prior year reserve development	51,416		57,653	67,590		125,620
Acquisition costs	(123,085)		(127,296)	(244,720)		(246,534)
General and administrative expenses	(29,464)		(32,332)	(60,816)		(70,345)

Underwriting income	$57,494	nm	$21,272	$60,916	(41%)	$102,786
Ratios:		% Point Change			% Point Change
Current year loss ratio	67.9%	(7.7)	75.6%	68.9%	(0.7)	69.6%
Prior year reserve development	(10.6%)	0.8	(11.4%)	(6.9%)	6.0	(12.9%)
Acquisition cost ratio	25.2%	0.1	25.1%	25.3%	(0.1)	25.4%
General and administrative expense ratio	6.1%	(0.3)	6.4%	6.2%	(1.0)	7.2%
Combined ratio	88.6%	(7.1)	95.7%	93.5%	4.2	89.3%

nm – not meaningful

Gross Premiums Written:

The following table provides gross premiums written by line of business for the periods indicated:

	Three months ended June 30,					Six months ended June 30,
	2017		2016		% Change	2017		2016		% Change

Catastrophe	$135,560	26%	$123,507	23%	10%	$321,494	17%	$270,354	15%	19%
Property	56,723	10%	45,424	8%	25%	251,264	14%	221,598	12%	13%
Professional Lines	120,584	21%	126,840	24%	(5%)	197,596	11%	215,614	12%	(8%)
Credit and Surety	25,143	4%	20,816	4%	21%	145,067	8%	278,928	15%	(48%)
Motor	42,093	7%	3,638	1%	nm	333,516	19%	325,060	18%	3%
Liability	118,095	21%	124,003	23%	(5%)	229,916	13%	273,993	15%	(16%)
Agriculture	58,094	10%	87,372	16%	(34%)	207,285	12%	150,030	8%	38%
Engineering	7,347	1%	8,342	2%	(12%)	47,880	3%	43,131	2%	11%
Marine and Other	2,665	—%	(3,525)	(1%)	nm	50,151	3%	63,522	3%	(21%)
Total	$566,304	100%	$536,417	100%	6%	$1,784,169	100%	$1,842,230	100%	(3%)

Gross premiums written increased by $30 million for the three months ended June 30, 2017 compared to the same period in 2016. The increase was primarily driven by our motor, catastrophe and property lines, partially offset by a decrease in our agriculture lines. The increase in our motor lines was largely due to timing differences and favorable premiums adjustments. The increase in our catastrophe and property lines was primarily driven by new business spread across several cedants. Favorable treaty restructuring and increased line sizes on a number of treaties also contributed to the increase in our property lines. The decrease in our agriculture lines was due to the non-renewal of a significant treaty.

Gross premiums written decreased by $58 million for the six months ended June 30, 2017 compared to the same period in 2016. The decrease in gross premiums written was impacted by a lower level of treaties written on a multi-year basis which decreased the amount of premium recorded for the current period relating to future years compared to the same period in 2016, most notably in our credit and surety lines and our liability lines. This decrease in gross premiums written was partially offset by an increase in our agriculture, catastrophe and property lines. The increase in our agriculture lines is due to increased participation on a renewing treaty, which more than offset the cancellation of a large treaty. The increase in our catastrophe and property lines was driven by new business spread across several cedants.

Ceded Premiums Written:

Ceded premiums written for the three and six months ended June 30, 2017 were $138 million or 24% of gross premiums written and $352 million or 20% of gross premiums written, respectively, compared to $56 million or 10% of gross premiums written and $149 million or 8% of gross premiums written for the three and six months ended June 30, 2016, respectively.

The increase for the three months ended June 30, 2017 compared to the same period in 2016, was largely driven by an increase in premiums ceded to a new quota share retrocessional treaty which covers our agriculture business, as well as the impact of the retrocessional cover entered into with Harrington Re, which increased premiums ceded in our liability and professional lines, partially offset by an increase in gross premiums written for the quarter.

The increase for the six months ended June 30, 2017 compared to the same period in 2016, was largely due to the retrocession to Harrington Re, and an increase in premiums ceded in our catastrophe, credit and surety lines, and agriculture lines, together with a decrease in gross premiums written.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended June 30,					Six months ended June 30,
	2017		2016		% Change	2017		2016		% Change

Catastrophe	$45,584	10%	$55,879	11%	(18%)	$87,103	9%	$102,617	11%	(15%)
Property	72,249	15%	67,934	13%	6%	146,521	15%	136,530	14%	7%
Professional Lines	58,148	12%	76,310	15%	(24%)	118,046	12%	152,704	16%	(23%)
Credit and Surety	58,491	12%	64,712	13%	(10%)	114,538	12%	124,706	13%	(8%)
Motor	93,956	19%	77,090	15%	22%	181,421	19%	154,598	16%	17%
Liability	87,740	18%	84,434	17%	4%	168,573	17%	166,966	17%	1%
Agriculture	40,071	8%	49,893	10%	(20%)	92,867	10%	69,549	7%	34%
Engineering	16,775	3%	16,838	3%	—%	31,048	3%	32,451	3%	(4%)
Marine and Other	14,581	3%	14,621	3%	—%	27,751	3%	31,252	3%	(11%)
Total	$487,595	100%	$507,711	100%	(4%)	$967,868	100%	$971,373	100%	—%

Net premiums earned decreased by $20 million or 4% ($11 million or 2% on a constant currency basis) and $4 million ($39 million or 4% on a constant currency basis) for the three and six months ended June 30, 2017, compared to the same periods in 2016, respectively.

The decrease for the three months ended June 30, 2017 compared to the same period in 2016, was primarily driven by an increase in ceded premiums earned in our catastrophe and agriculture lines, as well as the impact of the retrocession to Harrington Re which increased ceded premiums earned in our professional lines, together with a decrease in gross premiums earned in our professional lines, partially offset by an increase in gross premiums earned by our motor and catastrophe lines.

For the six months ended June 30, 2017 compared to the same period in 2016, net premiums earned were also impacted by an increase in gross premiums earned in our agriculture lines.

Other Insurance Related Income (Losses):

Other insurance related income increased by $3 million for the three months ended June 30, 2017 compared to the same period in 2016, reflecting an increase in fees from strategic capital partners, partially offset by realized losses and unfavorable mark-to-market adjustments on our weather and commodities derivative portfolio.

Other insurance related losses for the six months ended June 30, 2017 were comparable to the same period in 2016, reflecting realized losses on our weather and commodities derivative portfolio which were largely offset by fees from our strategic capital partners.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended June 30,			Six months ended June 30,
	2017	% Point Change	2016	2017	% Point Change	2016

Current accident year	67.9%	(7.7)	75.6%	68.9%	(0.7)	69.6%
Prior year reserve development	(10.6%)	0.8	(11.4%)	(6.9%)	6.0	(12.9%)
Loss ratio	57.3%	(6.9)	64.2%	62.0%	5.3	56.7%

Current Accident Year Loss Ratio:

The current accident year loss ratio decreased to 67.9% and 68.9% for the three and six months ended June 30, 2017, respectively, from 75.6% and 69.6% for the three and six months ended June 30, 2016, respectively.

The decrease in the current accident year loss ratios for the three and six months ended June 30, 2017 compared to the same period in 2016, was impacted by a lower level of catastrophe and weather-related losses. During the three and six months ended June 30, 2017, we incurred pre-tax catastrophe and weather-related losses of $9 million, or 1.8 points, and $24 million, or 2.4 points, respectively, attributable to U.S. weather-related events and Cyclone Debbie. Comparatively, during the three and six months ended June 30, 2016 we incurred pre-tax catastrophe and weather-related losses, net of reinstatement premiums of $61 million, or 12.2 points, and $65 million, or 6.8 points, respectively.

After adjusting for the impact of the catastrophe and weather-related losses, our current accident year loss ratio for the three and six months ended June 30, 2017 was 66.1% and 66.5%, respectively, compared to 63.4% and 62.8% for the three and six months ended June 30, 2016, respectively. The increase in the current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses for the three and six months ended June 30, 2017 compared to the same periods in 2016 was principally due to a large risk loss in our property lines, the impact of the Ogden rate change on our motor lines, and the ongoing adverse impact of rate and trend.

Refer ‘Prior Year Reserve Development’ for further details.

Acquisition Cost Ratio:

The acquisition cost ratio for the three and six months ended June 30, 2017 was comparable to the same periods in 2016, attributable to the impact of retrocessional contracts, largely offset by changes in business mix.

General and Administrative Expense Ratio:

The general and administrative expense ratio for the three months ended June 30, 2017 was comparable to the same periods in 2016, attributable to higher professional fees, largely offset by the benefits of strategic capital partner fees and a decrease in personnel expenses.

The general and administrative expense ratio decreased to 6.2% for the six months ended June 30, 2017 from 7.2% in the six months ended June 30, 2016, primarily attributable to benefits of fees from strategic capital partners.

OTHER EXPENSES (REVENUES), NET

The following table provides a breakdown of our other expenses (revenues), net:

	Three months ended June 30,			Six months ended June 30,
	2017	% Change	2016	2017	% Change	2016

Corporate expenses	$30,530	(4%)	$31,927	$69,989	20%	$58,239
Foreign exchange losses (gains)	36,118	nm	(56,602)	57,583	nm	(55,986)
Interest expense and financing costs	12,751	(1%)	12,914	25,543	(1%)	25,747
Income tax expense (benefit)	(3,333)	nm	4,901	(12,670)	nm	(1,639)
Total	$76,066	nm	$(6,860)	$140,445	nm	$26,361

nm – not meaningful

Corporate Expenses: Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 3.1% and 3.6% for the three and six months ended June 30, 2017, respectively, compared to 3.4% and 3.1% for the same periods in 2016, respectively.

The decrease in corporate expenses for the three months ended June 30, 2017 was primarily driven by an increase in the allocation of corporate costs to the insurance and reinsurance segments, largely offset by an increase in personnel expenses including senior executive severance costs.

The increase in corporate expenses for the six months ended June 30, 2017 was primarily driven by an increase in personnel expenses including senior executive severance costs.

Foreign Exchange Losses (Gains): Some of our business is written in currencies other than the U.S. dollar. Foreign exchange losses of $36 million for the three months ended June 30, 2017 were primarily attributable to the impact of the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities mainly denominated in pound sterling and euro.

Foreign exchange losses of $58 million for the six months ended June 30, 2017 were primarily attributable to the impact of the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities mainly denominated in pound sterling and euro and the reclass of a cumulative translation adjustment balance of $24 million related to the wind-down of AXIS Specialty Australia from accumulated other comprehensive income to foreign exchange losses.

Foreign exchange gains for the three and six months ended June 30, 2016 were primarily attributable to the impact the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling.

Income Tax Expense (Benefit): Income tax primarily results from income generated by our foreign operations in the U.S. and Europe. Our effective tax rate is calculated as income tax expense divided by net income before tax including interest in loss of equity method investments. This effective rate can vary between periods depending on the distribution of net income amongst tax jurisdictions, as well as other factors.

The tax benefit of $3 million recognized in the three months ended June 30, 2017 was primarily driven by underwriting losses recognized in our U.S. operations and a tax adjustment related to the bargain purchase gain recognized in connection with the acquisition of Aviabel. The tax benefit of $13 million recognized in the six months ended June 30, 2017 was primarily driven by share based compensation excess tax benefits which were recognized in the income statement, as well as underwriting losses recognized in our U.S. and European operations and a tax adjustment related to the bargain purchase gain recognized in connection with the acquisition of Aviabel.

The tax expense of $5 million recognized in the three months ended June 30, 2016 was primarily driven by the generation of consolidated pre-tax net income in our European operations. The tax benefit of $2 million recognized in the six months ended June 30, 2016 was primarily driven by the reduction of a valuation allowance on European foreign tax credit carry forwards which resulted in the recognition of an income tax benefit as well as pre-tax net losses in the U.S., partially offset by increased pre-tax net income in our European operations.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS (LOSSES)

Net Investment Income

The following table provides a breakdown of income earned from our cash and investment portfolio by major asset class:

	Three months ended June 30,			Six months ended June 30,
	2017	% Change	2016	2017	% Change	2016

Fixed maturities	$78,218	1%	$77,621	$155,625	1%	$153,596
Other investments	23,639	64%	14,401	42,601	nm	(12,477)
Equity securities	4,347	42%	3,065	7,825	(5%)	8,210
Mortgage loans	2,597	44%	1,807	5,074	45%	3,492
Cash and cash equivalents	3,433	84%	1,868	6,529	98%	3,303
Short-term investments	660	nm	165	1,098	nm	371
Gross investment income	112,894	14%	98,927	218,752	40%	156,495
Investment expense	(6,831)	(5%)	(7,197)	(14,024)	(10%)	(15,599)
Net investment income	$106,063	16%	$91,730	$204,728	45%	$140,896

Pre-tax yield:(1)
Fixed maturities	2.8%		2.7%	2.7%		2.6%

nm - not meaningful

(1)	Pre-tax yield is annualized and calculated as net investment income divided by the average month-end amortized cost balances for the periods indicated.

Fixed Maturities

Net investment income attributable to fixed maturities for the three and six months ended June 30, 2017 was comparable to same periods in 2016.

Other Investments

The following table provides a breakdown of total net investment income from other investments:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Hedge, direct lending, private equity and real estate funds	$20,795	$4,566	$37,741	$(23,331)
Other privately held investments	1,345	(193)	2,332	(193)
CLO - Equities	1,499	10,028	2,528	11,047
Total net investment income from other investments	$23,639	$14,401	$42,601	$(12,477)

Pre-tax return on other investments(1)	3.0%	1.7%	5.4%	(1.5%)

(1)
The pre-tax return on other investments is non-annualized and calculated by dividing total net investment income from other investments by the average month-end fair value balances held for the periods indicated.

Net investment income attributable to other investments was $24 million and $43 million for the three and six months ended June 30, 2017, respectively, compared to net investment income of $14 million and a net investment loss of $12 million for the three and six months ended June 30, 2016, respectively, as the improvement in the performance of the global equity and credit markets translated into higher valuations on our hedge and direct lending funds.

Net Realized Investment Gains (Losses)

The following table provides a breakdown of net realized investment gains (losses):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

On sale of investments:
Fixed maturities and short-term investments	$3,097	$15,841	$(29,061)	$(27,172)
Equity securities	6	9,134	15,600	(2,113)
	3,103	24,975	(13,461)	(29,285)
OTTI charges recognized in earnings	(1,528)	(6,369)	(8,082)	(16,099)
Change in fair value of investment derivatives	(5,967)	2,404	(7,900)	(116)
Net realized investment gains (losses)	$(4,392)	$21,010	$(29,443)	$(45,500)

On sale of investments

Generally, sales of individual securities occur when there are changes in the relative value, credit quality or duration of a particular issue. We may also sell to re-balance our investment portfolio in order to change exposure to particular asset classes or sectors.

Net realized investment losses for the three months ended June 30, 2017 were $4 million compared to net realized investment gains of $21 million for the three months ended June 30, 2016, a decrease of $25 million. For the three months ended June 30, 2017, the net realized investment losses were primarily due to changes in fair value of investment derivatives. For the three months ended June 30, 2016, the net realized investment gains were driven by improved pricing on fixed maturities and equities.

Net realized investment losses for the six months ended June 30, 2017 were $29 million compared to net realized investment losses of $46 million for the six months ended June 30, 2016, a decrease of $17 million. For the six months ended June 30, 2017 and 2016, the net realized investment losses were primarily due to foreign exchange losses on non-U.S. denominated securities.

OTTI charges

The OTTI charges for the three months ended June 30, 2017 were $2 million, compared to $6 million for the three months ended June 30, 2016, a decrease of $4 million. The OTTI charges for the six months ended June 30, 2017 were $8 million, compared to $16 million for the three months ended June 30, 2016, a decrease of $8 million. For all periods presented the OTTI charges were primarily due to impairments on non-U.S. denominated securities as a result of the decline in foreign exchange rates against the U.S. dollar.

Change in fair value of investment derivatives

From time to time, we may economically hedge the foreign exchange exposure of non-U.S. denominated securities by entering into foreign exchange forward contracts.

During 2017, we also introduced the use of interest rate swaps to reduce duration risk of our fixed income portfolio.

For the three months ended June 30, 2017, we recorded losses of $2 million relating to foreign exchange contracts and losses of $4 million relating to interest rates swaps. For the three months ended June 30, 2016 we recorded $2 million of gains related to foreign exchange contracts.

For the six months ended June 30, 2017, we recorded losses of $5 million relating to foreign exchange contracts and losses of $3 million relating to interest rates swaps. For the three months ended June 30, 2016 the fair value of foreign exchange contracts was unchanged.

Total Return

The following table provides a breakdown of the total return on cash and investments for the period indicated:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Net investment income	$106,063	$91,730	$204,728	$140,896
Net realized investments gains (losses)	(4,392)	21,010	(29,443)	(45,500)
Change in net unrealized gains (losses)(1)	78,992	55,674	175,123	268,497
Interest in loss of equity method investments	(1,975)	—	(7,741)	—
Total	$178,688	$168,414	$342,667	$363,893

Average cash and investments(2)	$14,354,498	$14,378,970	$14,492,970	$14,441,283

Total return on average cash and investments, pre-tax:
Inclusive of investment related foreign exchange movements	1.2%	1.2%	2.4%	2.5%
Exclusive of investment related foreign exchange movements	1.0%	1.4%	2.1%	2.7%

(1)	Change in net unrealized gains (losses) is calculated by taking net unrealized gains (losses) at period end less net unrealized gains (losses) at the prior period end.

(2)	The average cash and investments balance is calculated by taking the average of the month-end fair value balances held for the periods indicated.

CASH AND INVESTMENTS

The table below provides a breakdown of our cash and investments:

	June 30, 2017	December 31, 2016
	Fair Value	Fair Value

Fixed maturities	$11,424,295	$11,397,114
Equities	738,489	638,744
Mortgage loans	349,916	349,969
Other investments	813,617	830,219
Equity method investments	109,258	116,000
Short-term investments	10,146	127,461
Total investments	$13,445,721	$13,459,507

Cash and cash equivalents(1)	$1,015,270	$1,241,507

(1)	Includes restricted cash and cash equivalents of $287 million and $202 million at June 30, 2017 and at December 31, 2016, respectively.

Overview

The fair value of total investments decreased by $14 million for the six months ended June 30, 2017, due to the funding of financing and operating activities, partially offset by the improvement in valuations of fixed income and equities.

The following provides a further analysis on our investment portfolio by asset classes:

Fixed Maturities

The following provides a breakdown of our investment in fixed maturities:

	June 30, 2017		December 31, 2016
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$1,632,012	14%	$1,656,069	15%
Non-U.S. government	537,521	5%	565,834	5%
Corporate debt	4,736,167	41%	4,600,743	40%
Agency RMBS	2,302,256	20%	2,465,135	22%
CMBS	653,807	6%	666,237	6%
Non-Agency RMBS	47,418	1%	56,921	—%
ABS	1,372,890	12%	1,222,214	11%
Municipals(1)	142,224	1%	163,961	1%
Total	$11,424,295	100%	$11,397,114	100%

Credit ratings:
U.S. government and agency	$1,632,012	14%	$1,656,069	15%
AAA(2)	4,351,586	38%	4,165,226	36%
AA	920,167	8%	1,124,167	10%
A	1,805,651	16%	1,747,857	15%
BBB	1,678,027	15%	1,563,352	14%
Below BBB(3)	1,036,852	9%	1,140,443	10%
Total	$11,424,295	100%	$11,397,114	100%

(1)	Includes bonds issued by states, municipalities, and political subdivisions.

(2)	Includes U.S. government-sponsored agency RMBS and CMBS.

(3)	Non-investment grade and non-rated securities.

At June 30, 2017, fixed maturities had a weighted average credit rating of AA- (2016: AA-) and an average duration of 3.3 years (2016: 3.5 years), and duration inclusive of interest rate swaps of 3.1 years. At June 30, 2017, inclusive of the short-term investments and cash and cash equivalents, the average credit rating was AA- (2016: AA-) and duration (including interest rate swaps) was 2.9 years (2016: 3.2 years).

Net unrealized investment gains on fixed maturities were $3 million at June 30, 2017 compared to net unrealized investment losses of $126 million at December 31, 2016, primarily due to the strengthening of the pound sterling and the euro against U.S. dollar which positively impacted valuations of non-U.S. denominated fixed maturity securities, together with the impact of the tightening of credit spreads on investment grade and high yield corporate debt.

Equities

Net unrealized investment gains on equities were $41 million at December 31, 2016 compared to $87 million at June 30, 2017, an increase of $46 million due to an improvement in valuations reflective of performance of the global equity markets.

Mortgage Loans

During the six months ended June 30, 2017, our investment in commercial mortgage loans was comparable to December 31, 2016. The commercial mortgage loans are high quality and collateralized by a variety of commercial properties and are diversified both geographically throughout the U. S. and by property type to reduce the risk of concentration. At June 30, 2017, there were no credit losses associated with our commercial mortgage loans portfolio.

Other Investments

The composition of our other investments portfolio is summarized as follows:

	June 30, 2017		December 31, 2016

Hedge funds
Long/short equity funds	$61,372	8%	$118,619	14%
Multi-strategy funds	284,028	35%	285,992	34%
Event-driven funds	49,763	6%	93,539	11%
Total hedge funds	395,163	49%	498,150	59%

Direct lending funds	209,316	26%	134,650	16%
Private equity funds	74,740	9%	81,223	10%
Real estate funds	44,384	5%	13,354	2%
Total hedge, direct lending, private equity and real estate funds	723,603	89%	727,377	87%

Other privately held investments	42,938	5%	42,142	5%
CLO - Equities	47,076	6%	60,700	8%
Total other investments	$813,617	100%	$830,219	100%

The fair value of total hedge funds decreased by $103 million during the six month period ended June 30, 2017 driven by $123 million of net redemptions offset by $20 million of price appreciation. Certain of these funds may be subject to restrictions on redemptions which may limit our ability to liquidate these investments in the short term. See Note 4(c) to the Consolidated Financial Statements 'Investments' for further details on these restrictions and details on unfunded commitments relating to our other investment portfolio.

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

During the six months ended June 30, 2017, we recorded an impairment charge of $9 million, related to a U.S. based insurance company, which reduced its carrying value to $nil. This charge is included in interest in income (loss) of equity method investments in the Consolidated Statement of Operations.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the ‘Liquidity and Capital Resources’ section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 for a general discussion of our liquidity and capital resources.

The following table summarizes our consolidated capital at:

	June 30, 2017	December 31, 2016

Senior notes	$993,511	$992,950

Preferred shares	775,000	1,126,074
Common equity	5,117,695	5,146,296
Shareholders’ equity	5,892,695	6,272,370
Total capital	$6,886,206	$7,265,320

Ratio of debt to total capital	14.4%	13.7%

Ratio of debt and preferred equity to total capital	25.7%	29.2%

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

Our consolidated balance sheet at June 30, 2017 reflected a decrease in preferred equity due to redemption of the remaining $351 million of 6.875% Series C preferred shares on April 17, 2017.

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

Common Equity

During the six months ended June 30, 2017, our common equity decreased by $29 million. The following table reconciles our opening and closing common equity positions:

Six months ended June 30,	2017

Common equity - opening	$5,146,296
Net income	115,542
Shares repurchased for treasury	(282,313)
Change in unrealized appreciation on available for sale investments, net of tax	167,411
Common share dividends	(65,871)
Preferred share dividends	(25,497)
Share-based compensation expense recognized in equity	22,506
Foreign currency translation adjustment	38,736
Cost of treasury shares reissued	885
Common equity - closing	$5,117,695

During the six months ended June 30, 2017, we repurchased 4.2 million common shares, repurchased for a total of $282 million (including $258 million pursuant to our Board-authorized share repurchase program and $24 million relating to shares purchased in connection with the vesting of restricted stock awards granted under our 2007 Long-Term Equity Compensation Plan). At July 26, 2017, the remaining authorization under the common share repurchase program approved by our Board of Directors was $739 million (refer to Part II, Item 2 'Unregistered Sales of Equity Securities and Use of Proceeds' for additional information).

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

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At June 30, 2017, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

NON-GAAP FINANCIAL MEASURES

In this report, we present non-GAAP operating income, consolidated underwriting income, underwriting-related general and administrative expenses and amounts presented on a constant currency basis, which are “non-GAAP financial measures” as defined in Regulation G.

Non-GAAP operating income represents after-tax operational results without consideration of after-tax net realized investment gains (losses), foreign exchange losses (gains) and bargain purchase gain. We also present diluted non-GAAP operating income per common share and annualized non-GAAP operating return on average common equity (“annualized non-GAAP operating ROACE”) , which are derived from the non-GAAP operating income measure.

Consolidated underwriting income is a pre-tax measure of underwriting profitability that takes into account net premiums earned and other insurance related income (losses) as revenues and net losses and loss expenses, acquisition costs and underwriting-related general and administrative costs as expenses. Underwriting-related general and administrative expenses include those general and administrative expenses that are incremental and/or directly attributable to our individual underwriting operations. While these measures are presented in Item 1, Note 3 to our Consolidated Financial Statements 'Segment Information', they are considered non-GAAP financial measures when presented elsewhere on a consolidated basis.

Non-GAAP operating income, diluted non-GAAP operating income per common share and annualized non-GAAP operating ROACE can be reconciled to the nearest GAAP financial measures as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Net income available to common shareholders	$85,030	$119,491	$90,045	$157,908
Net realized investment (gains) losses, net of tax(1)	4,450	(16,419)	28,679	45,393
Foreign exchange losses (gains), net of tax(2)	36,057	(55,589)	57,780	(54,542)
Bargain purchase gain(3)	(15,044)	—	(15,044)	—
Non-GAAP operating income	$110,493	$47,483	$161,460	$148,759

Earnings per common share - diluted	$1.01	$1.29	$1.05	$1.69
Net realized investment (gains) losses, net of tax	0.05	(0.18)	0.34	0.48
Foreign exchange losses (gains), net of tax	$0.43	$(0.60)	$0.68	$(0.58)
Bargain purchase gain	(0.18)	—	(0.18)	—
Non-GAAP operating income per common share - diluted	$1.31	$0.51	$1.89	$1.59

Weighted average common shares and common share equivalents - diluted(4)	84,511	92,558	85,647	93,705

Average common shareholders’ equity	$5,110,993	$5,332,221	$5,131,996	$5,289,111

Annualized ROACE	6.7%	9.0%	3.5%	6.0%

Annualized Non-GAAP operating ROACE	8.6%	3.6%	6.3%	5.6%

(1)
Tax cost (benefit) of $58 and $4,591 for the three months ended June 30, 2017 and 2016, respectively, and $(764) and $(107) for the six months ended June 30, 2017 and 2016, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.

(2)
Tax cost (benefit) of ($61) and $1,013 for the three months ended June 30, 2017 and 2016, respectively, and $197 and $1,444 for the six months ended June 30, 2017 and 2016, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.

(3)	Tax impact is nil.

(4)	Refer to Item 1, Note 8 to our Consolidated Financial Statements 'Earnings per Common Share' for further details on the dilution calculation.
A reconciliation of consolidated underwriting income to income before income taxes and interest in income (loss) of equity method investments (the nearest GAAP financial measure) can be found in Item 1, Note 3 to the Consolidated Financial Statements 'Segment Information'. Our total general and administrative expenses (the nearest GAAP financial measure to underwriting-related general and administrative expenses) also includes corporate expenses. The two components of total general and administrative expenses are separately presented in Item 1, Note 3 to the Consolidated Financial Statements 'Segment Information'. Underwriting-related general and administrative expenses are reconciled to general and administrative expenses (the nearest GAAP financial measure) within 'Underwriting Results - Group'.

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

The bargain purchase gain, recognized upon the acquisition of Aviabel, reflects the amount by which the fair value of the net identifiable assets acquired exceeds the fair value of consideration transferred and is not indicative of future revenues of the company.

In this regard, certain users of our financial statements evaluate earnings excluding after-tax net realized investment gains (losses), foreign exchange losses (gains) and bargain purchase gain to understand the profitability of recurring sources of income.

We believe that showing net income available to common shareholders exclusive of net realized gains (losses), foreign exchange losses (gains) and bargain purchase gain reflects the underlying fundamentals of our business. In addition, we believe that this presentation enables investors and other users of our financial information to analyze performance in a manner similar to how our management analyzes the underlying business performance. We also believe this measure follows industry practice and, therefore, facilitates comparison of our performance with our peer group. We believe that equity analysts and certain rating agencies that follow us, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons.

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

The bargain purchase gain, recognized upon the acquisition of Aviabel, reflects the amount by which the fair value of the net identifiable assets acquired exceeds the fair value of consideration transferred and should be excluded from consolidated underwriting income since it is not related to underwriting operations.

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

Foreign Currency Risk
The table below provides a sensitivity analysis of our total net foreign currency exposures.

	AUD	NZD	CAD	EUR	GBP	JPY	Other	Total

At June 30, 2017
Net managed assets (liabilities), excluding derivatives	$(25,894)	$(10,934)	$80,772	$(142,010)	$(19,060)	$35,071	$197,045	$114,990
Foreign currency derivatives, net	2,303	7,324	(100,262)	249,943	80,645	(1,335)	21,687	260,305
Net managed foreign currency exposure	(23,591)	(3,610)	(19,490)	107,933	61,585	33,736	218,732	375,295
Other net foreign currency exposure	2,064	—	(10)	2,170	2,089	—	78,722	85,035
Total net foreign currency exposure	$(21,527)	$(3,610)	$(19,500)	$110,103	$63,674	$33,736	$297,454	$460,330
Net foreign currency exposure as a percentage of total shareholders’ equity	(0.4%)	(0.1%)	(0.3%)	1.9%	1.1%	0.6%	5.0%	7.8%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$(2,153)	$(361)	$(1,950)	$11,010	$6,367	$3,374	$29,745	$46,032

(1)	Assumes 10% change in underlying currencies relative to the U.S. dollar.

Total Net Foreign Currency Exposure

At June 30, 2017, our total net foreign currency exposure was $460 million net long, driven by increases in our exposures to the euro, pound sterling, Japanese yen and other non-core currencies primarily due to new business written during the six months ended June 30, 2017. Additionally, our acquisition of Aviabel increased our euro exposure. Managed exposure in Other is primarily Indian rupee, UAE Dirham (pegged to USD), Israeli shekel and Brazilian real. Other net exposure of $79 million is driven by our emerging markets debt fixed income portfolio.

ITEM 4.     CONTROLS AND PROCEDURES

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2017. Based upon that evaluation, there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

Other than the additional risk factor described below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Acquisitions or strategic investments that we made or may make could turn out to be unsuccessful.

As part of our strategy, we have pursued and may continue to pursue growth through acquisitions and/or strategic investments in new businesses. The negotiation of potential acquisitions or strategic investments as well as the integration of an acquired business or new personnel could result in a substantial diversion of management resources. Successful integration will depend on, among other things, our ability to effectively integrate acquired businesses or new personnel into our existing risk management and financial and operational reporting systems, our ability to effectively manage any regulatory issues created by our entry into new markets and geographic locations, our ability to retain key personnel and other operational and economic factors. There can be no assurance that the integration of acquired businesses or new personnel will be successful, that we will realize anticipated synergies, cost savings and operational efficiencies, or that the businesses acquired will prove to be profitable or sustainable. The failure to integrate acquired businesses successfully or to manage the challenges presented by the integration process may adversely impact our financial results. Acquisitions could involve numerous additional risks such as potential losses from unanticipated litigation or levels of claims and inability to generate sufficient revenue to offset acquisition costs.

There is also the potential that proposed acquisitions that have been publicly announced will not be consummated, even if a binding offer has been made or a definitive agreement has been signed by the parties. If an offer or an agreement is terminated before closing, the result would be that our proposed acquisition would not occur, which could, among other things, expose us to damages or liability and adversely impact our stock price and future operations.

Our ability to manage our growth through acquisitions or strategic investments will depend, in part, on our success in addressing these risks. Any failure by us to effectively implement our acquisitions or strategic investment strategies could have a material adverse effect on our business, financial condition or results of operations.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information regarding the number of shares we repurchased during the three months ended June 30, 2017:

ISSUER PURCHASES OF EQUITY SECURITIES

Common Shares

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Repurchased Under the Announced Plans or Programs(2)

April 1-30, 2017	698	$66.70	696	$826.0 million
May 1-31, 2017	683	$64.45	670	$782.0 million
June 1-30, 2017	623	$64.98	621	$742.0 million
Total	2,004		1,987	$742.0 million

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

As and when allowed by the applicable law and regulations, certain of our non-U.S. subsidiaries provide treaty reinsurance coverage to non-U.S. insurers on a worldwide basis, including insurers of liability, marine, aviation and energy risks, and as a result, these underlying reinsurance portfolios may have some exposure to Iran. In addition, we underwrite insurance and facultative reinsurance on a global basis to non-U.S. insureds and insurers, including for liability, marine, aviation and energy risks. Coverage provided to non-Iranian business may indirectly cover an exposure in Iran. For example, certain of our operations underwrite global marine hull and cargo policies that provide coverage for vessels navigating into and out of ports worldwide, including Iran. For the quarter ended June 30, 2017, there has been no material amount of premium allocated or apportioned to activities relating to Iran. As we believe these activities are permitted under applicable laws and regulations, we intend for our non-U.S. subsidiaries to continue to provide such coverage to the extent permitted by applicable law.

ITEM 6.     EXHIBITS

2.1	Rule 2.7 Announcement, dated July 5, 2017 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 6, 2017).
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

10.1	AXIS Capital Holdings Limited 2017 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 10, 2017).
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101
The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016; (iv) Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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
Dated: August 8, 2017

AXIS CAPITAL HOLDINGS LIMITED
By:	/S/ ALBERT BENCHIMOL
Albert Benchimol
President and Chief Executive Officer

/S/ JOSEPH HENRY
Joseph Henry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)