Form 10-Q
period 2017-09-30
AXIS CAPITAL HOLDINGS LTD
filed 2017-11-08
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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
As of October 31, 2017, there were 83,158,962 Common Shares, $0.0125 par value per share, of the registrant outstanding.

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
These statements involve risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:

•	the cyclical nature of the re(insurance) business leading to periods with excess underwriting capacity and unfavorable premium rates,

•	the occurrence and magnitude of natural and man-made disasters,

•	losses from war, terrorism and political unrest or other unanticipated losses,

•	actual claims exceeding our loss reserves,

•	general economic, capital and credit market conditions,

•	the failure of any of the loss limitation methods we employ,

•	the effects of emerging claims, coverage and regulatory issues, including uncertainty related to coverage definitions, limits, terms and conditions,

•	our inability to purchase reinsurance or collect amounts due to us,

•	the breach by third parties in our program business of their obligations to us,

•	difficulties with technology and/or data security,

•	the failure of our policyholders and intermediaries to pay premiums,

•	the failure of our cedants to adequately evaluate risks,

•	inability to obtain additional capital on favorable terms, or at all,

•	the loss of one or more key executives,

•	a decline in our ratings with rating agencies,

•	loss of business provided to us by our major brokers and credit risk due to our reliance on brokers,

•	changes in accounting policies or practices,

•	the use of industry catastrophe models and changes to these models,

•	changes in governmental regulations and potential government intervention in our industry,

•	failure to comply with certain laws and regulations relating to sanctions and foreign corrupt practices,

•	increased competition,

•	changes in the political environment of certain countries in which we operate or underwrite business including the United Kingdom's expected withdrawal from the European Union,

•	fluctuations in interest rates, credit spreads, equity prices and/or currency values,

•	the failure to successfully integrate acquired businesses or realize the expected synergies resulting from such acquisitions, and

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

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

	2017	2016
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2017: $11,043,394; 2016: $11,523,316)	$11,086,386	$11,397,114
Equity securities, available for sale, at fair value (Cost 2017: $563,110; 2016: $597,366)	659,751	638,744
Mortgage loans, held for investment, at amortized cost and fair value	360,381	349,969
Other investments, at fair value	830,253	830,219
Equity method investments	108,597	116,000
Short-term investments, at amortized cost and fair value	15,282	127,461
Total investments	13,060,650	13,459,507
Cash and cash equivalents	1,350,613	1,039,494
Restricted cash and cash equivalents	280,514	202,013
Accrued interest receivable	68,023	74,971
Insurance and reinsurance premium balances receivable	2,968,096	2,313,512
Reinsurance recoverable on unpaid and paid losses	2,360,821	2,334,922
Deferred acquisition costs	562,774	438,636
Prepaid reinsurance premiums	734,129	556,344
Receivable for investments sold	9,357	14,123
Goodwill and intangible assets	87,206	85,049
Other assets	335,967	295,120
Total assets	$21,818,150	$20,813,691

Liabilities
Reserve for losses and loss expenses	$10,787,575	$9,697,827
Unearned premiums	3,521,063	2,969,498
Insurance and reinsurance balances payable	670,292	493,183
Senior notes	993,797	992,950
Payable for investments purchased	122,065	62,550
Other liabilities	268,659	325,313
Total liabilities	16,363,451	14,541,321

Shareholders’ equity
Preferred shares	775,000	1,126,074
Common shares (2017: 176,580; 2016: 176,580 shares issued and 2017: 83,157; 2016: 86,441 shares outstanding)	2,206	2,206
Additional paid-in capital	2,291,516	2,299,857
Accumulated other comprehensive income (loss)	141,613	(121,841)
Retained earnings	6,051,659	6,527,627
Treasury shares, at cost (2017: 93,423; 2016: 90,139 shares)	(3,807,295)	(3,561,553)
Total shareholders’ equity	5,454,699	6,272,370

Total liabilities and shareholders’ equity	$21,818,150	$20,813,691

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	Three months ended		Nine months ended
	2017	2016	2017	2016
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$1,017,131	$934,415	$2,937,265	$2,783,746
Net investment income	95,169	116,923	299,899	257,818
Other insurance related income (losses)	(3,197)	5,944	(4,420)	4,850
Bargain purchase gain	—	—	15,044	—
Net realized investment gains (losses):
Other-than-temporary impairment ("OTTI") losses	(5,412)	(4,247)	(13,493)	(20,346)
Other realized investment gains (losses)	20,044	9,452	(1,318)	(19,949)
Total net realized investment gains (losses)	14,632	5,205	(14,811)	(40,295)
Total revenues	1,123,735	1,062,487	3,232,977	3,006,119

Expenses
Net losses and loss expenses	1,235,367	532,328	2,447,640	1,663,584
Acquisition costs	194,724	189,810	588,879	559,570
General and administrative expenses	124,629	142,906	433,704	439,554
Foreign exchange losses (gains)	32,510	(13,795)	90,093	(69,781)
Interest expense and financing costs	12,835	12,839	38,377	38,586
Transaction related expenses	5,970	—	5,970	—
Total expenses	1,606,035	864,088	3,604,663	2,631,513

Income (loss) before income taxes and interest in income (loss) of equity method investments	(482,300)	198,399	(371,686)	374,606
Income tax (expense) benefit	25,877	(9,352)	38,547	(7,712)
Interest in loss of equity method investments	(661)	(2,434)	(8,402)	(2,434)
Net income (loss)	(457,084)	186,613	(341,541)	364,460
Preferred share dividends	10,656	9,969	36,154	29,906
Net income (loss) available to common shareholders	$(467,740)	$176,644	$(377,695)	$334,554

Per share data
Net income (loss) per common share:
Basic net income (loss)	$(5.61)	$1.97	$(4.47)	$3.64
Diluted net income (loss)	$(5.61)	$1.96	$(4.47)	$3.61
Weighted average number of common shares outstanding - basic	83,305	89,621	84,479	91,852
Weighted average number of common shares outstanding - diluted	83,305	90,351	84,479	92,579
Cash dividends declared per common share	$0.38	$0.35	$1.14	$1.05

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	Three months ended		Nine months ended
	2017	2016	2017	2016
	(in thousands)
Net income (loss)	$(457,084)	$186,613	$(341,541)	$364,460
Other comprehensive income, net of tax:
Available for sale investments:
Unrealized investment gains arising during the period	62,505	36,336	206,461	238,656
Adjustment for reclassification of net realized investment (gains) losses and OTTI losses recognized in net income	(13,286)	(2,642)	10,169	42,620
Unrealized investment gains arising during the period, net of reclassification adjustment	49,219	33,694	216,630	281,276
Foreign currency translation adjustment	8,088	1,722	46,824	5,694
Total other comprehensive income, net of tax	57,307	35,416	263,454	286,970
Comprehensive income (loss)	$(399,777)	$222,029	$(78,087)	$651,430

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	2017	2016
	(in thousands)
Preferred shares
Balance at beginning of period	$1,126,074	$627,843
Shares repurchased	(351,074)	(2,843)
Balance at end of period	775,000	625,000

Common shares (par value)
Balance at beginning of period	2,206	2,202
Shares issued	—	4
Balance at end of period	2,206	2,206

Additional paid-in capital
Balance at beginning of period	2,299,857	2,241,388
Shares issued - common shares	—	(4)
Cost of treasury shares reissued	(39,033)	(19,647)
Settlement of accelerated share repurchase	—	60,000
Share-based compensation expense	30,692	26,129
Balance at end of period	2,291,516	2,307,866

Accumulated other comprehensive income
Balance at beginning of period	(121,841)	(188,465)
Unrealized gains (losses) on available for sale investments, net of tax:
Balance at beginning of period	(82,323)	(149,585)
Unrealized gains arising during the period, net of reclassification adjustment	216,630	281,276
Balance at end of period	134,307	131,691
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	(39,518)	(38,880)
Foreign currency translation adjustment	46,824	5,694
Balance at end of period	7,306	(33,186)
Balance at end of period	141,613	98,505

Retained earnings
Balance at beginning of period	6,527,627	6,194,353
Net income (loss)	(341,541)	364,460
Preferred share dividends	(36,154)	(29,906)
Common share dividends	(98,273)	(98,334)
Balance at end of period	6,051,659	6,430,573

Treasury shares, at cost
Balance at beginning of period	(3,561,553)	(3,010,439)
Shares repurchased for treasury	(285,659)	(449,086)
Cost of treasury shares reissued	39,917	21,033
Balance at end of period	(3,807,295)	(3,438,492)

Total shareholders’ equity	$5,454,699	$6,025,658

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(341,541)	$364,460
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized investment losses	14,811	40,295
Net realized and unrealized gains on other investments	(56,759)	(23,117)
Amortization of fixed maturities	32,528	51,660
Interest in loss of equity method investments	8,402	2,434
Other amortization and depreciation	19,279	17,370
Share-based compensation expense, net of cash payments	1,516	28,580
Non-cash foreign exchange losses	24,149	—
Bargain purchase gain	(15,044)	—
Changes in:
Accrued interest receivable	8,730	3,286
Reinsurance recoverable balances	60,522	(163,212)
Deferred acquisition costs	(123,961)	(73,759)
Prepaid reinsurance premiums	(178,464)	(184,648)
Reserve for loss and loss expenses	918,511	216,828
Unearned premiums	540,108	682,686
Insurance and reinsurance balances, net	(465,436)	(623,170)
Other items	(135,266)	(74,383)
Net cash provided by operating activities	312,085	265,310

Cash flows from investing activities:
Purchases of:
Fixed maturities	(6,250,608)	(6,624,573)
Equity securities	(108,804)	(295,827)
Mortgage loans	(20,812)	(131,087)
Other investments	(135,526)	(177,500)
Equity method investments	(1,000)	(103,548)
Short-term investments	(20,792)	(81,479)
Proceeds from the sale of:
Fixed maturities	5,354,398	6,067,663
Equity securities	232,755	296,182
Other investments	203,896	170,111
Short-term investments	19,284	67,408
Proceeds from redemption of fixed maturities	1,546,998	977,852
Proceeds from redemption of short-term investments	116,261	8,185
Proceeds from the repayment of mortgage loans	10,702	4,808
Purchase of other assets	(25,842)	(19,055)
Change in restricted cash and cash equivalents	(78,501)	(42,445)
Purchase of subsidiary, net	(73,067)	—
Net cash provided by investing activities	769,342	116,695

Cash flows from financing activities:
Repurchase of common shares	(290,496)	(389,086)
Dividends paid - common shares	(102,868)	(100,670)
Repurchase of preferred shares	(351,074)	(2,843)
Dividends paid - preferred shares	(42,188)	(29,940)
Proceeds from issuance of common shares	—	8
Net cash used in financing activities	(786,626)	(522,531)

Effect of exchange rate changes on foreign currency cash and cash equivalents	16,318	593
Increase (decrease) in cash and cash equivalents	311,119	(139,933)
Cash and cash equivalents - beginning of period	1,039,494	988,133
Cash and cash equivalents - end of period	$1,350,613	$848,200

Supplemental disclosures of cash flow information: Non-cash foreign exchange losses are attributable to the reclassification of the cumulative translation adjustment related to AXIS Specialty Australia from accumulated other comprehensive income to foreign exchange losses due to the wind-down of this operation which was substantially complete as of March 31, 2017. Also refer to Note 7 'Reserve for Losses and Loss Expenses' and Note 13 'Other Comprehensive Income'.

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

The consolidated balance sheet at September 30, 2017 and the consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for the periods ended September 30, 2017 and 2016 have not been audited. The balance sheet at December 31, 2016 is derived from our audited financial statements.

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

those goods or services. In August 2015, the FASB delayed the effective date by one year through the issuance of ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date". This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2016. Accounting for insurance contracts is outside the scope of ASU 2014-09. The Company generates an insignificant amount of fee income, primarily from strategic capital partners, which is reported in other insurance related income (losses) in the Consolidated Statements of Operations and is subject to this accounting standard update. The Company's current accounting policy to recognize fee income in the period when related services are performed, principally aligns with this update. As a result, the Company does not expect the adoption of this guidance to have a material impact on our results of operations, financial condition and liquidity.

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

Stock Compensation - Scope of Modification Accounting

In May 2017, the FASB issued ASU 2017-09 "Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting" to provide clarity and reduce diversity in practice of applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance states that an entity should account for the effects of a modification unless all the following are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this Update. This guidance is effective for interim and annual reporting periods, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of this guidance on our results of operations, financial condition and liquidity.

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

The underwriting results of Aviabel are included in the underwriting results of the Company's insurance segment from the acquisition date.

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

The following tables summarize the underwriting results of our reportable segments, as well as the carrying values of allocated goodwill and intangible assets:

	2017			2016
Three months ended and at September 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$744,366	$441,208	$1,185,574	$675,430	$284,532	$959,962
Net premiums written	500,022	332,721	832,743	433,131	162,300	595,431
Net premiums earned	496,004	521,127	1,017,131	444,691	489,724	934,415
Other insurance related income (losses)	526	(3,723)	(3,197)	39	5,905	5,944
Net losses and loss expenses	(628,865)	(606,502)	(1,235,367)	(273,226)	(259,102)	(532,328)
Acquisition costs	(74,231)	(120,493)	(194,724)	(61,755)	(128,055)	(189,810)
General and administrative expenses	(75,038)	(21,658)	(96,696)	(84,588)	(29,635)	(114,223)
Underwriting income (loss)	$(281,604)	$(231,249)	(512,853)	$25,161	$78,837	103,998

Corporate expenses			(27,933)			(28,683)
Net investment income			95,169			116,923
Net realized investment gains			14,632			5,205
Foreign exchange (losses) gains			(32,510)			13,795
Interest expense and financing costs			(12,835)			(12,839)
Transaction related expenses			(5,970)			—
Income (loss) before income taxes and interest in income (loss) of equity method investments			$(482,300)			$198,399

Net loss and loss expense ratio	126.8%	116.4%	121.5%	61.4%	52.9%	57.0%
Acquisition cost ratio	15.0%	23.1%	19.1%	13.9%	26.1%	20.3%
General and administrative expense ratio	15.1%	4.2%	12.3%	19.1%	6.1%	15.3%
Combined ratio	156.9%	143.7%	152.9%	94.4%	85.1%	92.6%

Goodwill and intangible assets	$87,206	$—	$87,206	$85,501	$—	$85,501

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	SEGMENT INFORMATION (CONTINUED)

	2017			2016
Nine months ended and at September 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$2,234,395	$2,225,377	$4,459,772	$2,112,796	$2,126,762	$4,239,558
Net premiums written	1,533,029	1,764,689	3,297,718	1,433,058	1,855,529	3,288,587
Net premiums earned	1,448,270	1,488,995	2,937,265	1,322,649	1,461,097	2,783,746
Other insurance related income (losses)	1,077	(5,497)	(4,420)	(57)	4,907	4,850
Net losses and loss expenses	(1,241,495)	(1,206,145)	(2,447,640)	(853,771)	(809,813)	(1,663,584)
Acquisition costs	(223,665)	(365,214)	(588,879)	(184,982)	(374,588)	(559,570)
General and administrative expenses	(253,308)	(82,474)	(335,782)	(252,652)	(99,980)	(352,632)
Underwriting income (loss)	$(269,121)	$(170,335)	(439,456)	$31,187	$181,623	212,810

Corporate expenses			(97,922)			(86,922)
Net investment income			299,899			257,818
Net realized investment losses			(14,811)			(40,295)
Foreign exchange (losses) gains			(90,093)			69,781
Interest expense and financing costs			(38,377)			(38,586)
Bargain purchase gain			15,044			—
Transaction related expenses			(5,970)			—
Income (loss) before income taxes and interest in income (loss) of equity method investments			$(371,686)			$374,606

Net loss and loss expense ratio	85.7%	81.0%	83.3%	64.6%	55.4%	59.8%
Acquisition cost ratio	15.4%	24.5%	20.0%	14.0%	25.6%	20.1%
General and administrative expense ratio	17.6%	5.6%	14.8%	19.0%	6.9%	15.8%
Combined ratio	118.7%	111.1%	118.1%	97.6%	87.9%	95.7%

Goodwill and intangible assets	$87,206	$—	$87,206	$85,501	$—	$85,501

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	INVESTMENTS

a)     Fixed Maturities and Equities

The amortized cost or cost and fair values of our fixed maturities and equities were as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit OTTI in AOCI(5)

At September 30, 2017
Fixed maturities
U.S. government and agency	$1,556,963	$2,729	$(12,374)	$1,547,318	$—
Non-U.S. government	568,223	13,961	(8,544)	573,640	—
Corporate debt	4,460,337	65,230	(21,600)	4,503,967	—
Agency RMBS(1)	2,313,096	12,218	(18,492)	2,306,822	—
CMBS(2)	665,520	5,954	(1,738)	669,736	—
Non-Agency RMBS	42,653	1,968	(804)	43,817	(867)
ABS(3)	1,285,080	4,572	(782)	1,288,870	—
Municipals(4)	151,522	1,379	(685)	152,216	—
Total fixed maturities	$11,043,394	$108,011	$(65,019)	$11,086,386	$(867)

Equity securities
Common stocks	$13,980	$1,415	$(569)	$14,826
Exchange-traded funds	365,412	88,782	—	454,194
Bond mutual funds	183,718	8,686	(1,673)	190,731
Total equity securities	$563,110	$98,883	$(2,242)	$659,751

At December 31, 2016
Fixed maturities
U.S. government and agency	$1,681,425	$1,648	$(27,004)	$1,656,069	$—
Non-U.S. government	613,282	2,206	(49,654)	565,834	—
Corporate debt	4,633,834	42,049	(75,140)	4,600,743	—
Agency RMBS(1)	2,487,837	13,275	(35,977)	2,465,135	—
CMBS(2)	664,368	5,433	(3,564)	666,237	—
Non-Agency RMBS	57,316	1,628	(2,023)	56,921	(823)
ABS(3)	1,221,813	3,244	(2,843)	1,222,214	—
Municipals(4)	163,441	1,510	(990)	163,961	—
Total fixed maturities	$11,523,316	$70,993	$(197,195)	$11,397,114	$(823)

Equity securities
Common stocks	$379	$41	$(342)	$78
Exchange-traded funds	463,936	53,405	(2,634)	514,707
Bond mutual funds	133,051	—	(9,092)	123,959
Total equity securities	$597,366	$53,446	$(12,068)	$638,744

(1)	Residential mortgage-backed securities (RMBS) originated by U.S. government-sponsored agencies.

(2)	Commercial mortgage-backed securities (CMBS).

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

	Amortized Cost	Fair Value	% of Total Fair Value

At September 30, 2017
Maturity
Due in one year or less	$434,283	$432,662	4.0%
Due after one year through five years	3,834,452	3,850,174	34.7%
Due after five years through ten years	2,258,136	2,276,190	20.5%
Due after ten years	210,174	218,115	2.0%
	6,737,045	6,777,141	61.2%
Agency RMBS	2,313,096	2,306,822	20.8%
CMBS	665,520	669,736	6.0%
Non-Agency RMBS	42,653	43,817	0.4%
ABS	1,285,080	1,288,870	11.6%
Total	$11,043,394	$11,086,386	100.0%

At December 31, 2016
Maturity
Due in one year or less	$313,287	$305,972	2.8%
Due after one year through five years	3,906,190	3,850,149	33.8%
Due after five years through ten years	2,546,299	2,510,975	22.0%
Due after ten years	326,206	319,511	2.8%
	7,091,982	6,986,607	61.4%
Agency RMBS	2,487,837	2,465,135	21.6%
CMBS	664,368	666,237	5.8%
Non-Agency RMBS	57,316	56,921	0.5%
ABS	1,221,813	1,222,214	10.7%
Total	$11,523,316	$11,397,114	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	INVESTMENTS (CONTINUED)

 Gross Unrealized Losses

The following table summarizes fixed maturities and equities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

At September 30, 2017
Fixed maturities
U.S. government and agency	$161,425	$(5,641)	$1,207,943	$(6,733)	$1,369,368	$(12,374)
Non-U.S. government	61,872	(7,354)	163,477	(1,190)	225,349	(8,544)
Corporate debt	412,832	(12,553)	990,308	(9,047)	1,403,140	(21,600)
Agency RMBS	350,010	(8,130)	1,126,956	(10,362)	1,476,966	(18,492)
CMBS	13,919	(238)	221,941	(1,500)	235,860	(1,738)
Non-Agency RMBS	8,342	(803)	222	(1)	8,564	(804)
ABS	16,816	(409)	323,886	(373)	340,702	(782)
Municipals	23,339	(474)	40,913	(211)	64,252	(685)
Total fixed maturities	$1,048,555	$(35,602)	$4,075,646	$(29,417)	$5,124,201	$(65,019)

Equity securities
Common stocks	$33	$(135)	$2,939	$(434)	$2,972	$(569)
Exchange-traded funds	—	—	—	—	—	—
Bond mutual funds	—	—	24,145	(1,673)	24,145	(1,673)
Total equity securities	$33	$(135)	$27,084	$(2,107)	$27,117	$(2,242)

At December 31, 2016
Fixed maturities
U.S. government and agency	$54,051	$(2,729)	$1,340,719	$(24,275)	$1,394,770	$(27,004)
Non-U.S. government	149,360	(38,683)	283,796	(10,971)	433,156	(49,654)
Corporate debt	230,218	(30,652)	1,948,976	(44,488)	2,179,194	(75,140)
Agency RMBS	76,694	(1,101)	1,724,170	(34,876)	1,800,864	(35,977)
CMBS	84,640	(749)	193,499	(2,815)	278,139	(3,564)
Non-Agency RMBS	13,642	(1,752)	7,194	(271)	20,836	(2,023)
ABS	362,110	(1,950)	266,763	(893)	628,873	(2,843)
Municipals	774	(29)	68,598	(961)	69,372	(990)
Total fixed maturities	$971,489	$(77,645)	$5,833,715	$(119,550)	$6,805,204	$(197,195)

Equity securities
Common stocks	$—	$—	$37	$(342)	$37	$(342)
Exchange-traded funds	4,959	(461)	87,760	(2,173)	92,719	(2,634)
Bond mutual funds	—	—	123,954	(9,092)	123,954	(9,092)
Total equity securities	$4,959	$(461)	$211,751	$(11,607)	$216,710	$(12,068)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	INVESTMENTS (CONTINUED)

Fixed Maturities

At September 30, 2017, 1,625 fixed maturities (2016: 1,881) were in an unrealized loss position of $65 million (2016: $197 million), of which $6 million (2016: $15 million) was related to securities below investment grade or not rated.

At September 30, 2017, 403 (2016: 330) securities had been in a continuous unrealized loss position for 12 months or greater and had a fair value of $1,049 million (2016: $971 million). Following our credit impairment review, we concluded that these securities as well as the remaining securities in an unrealized loss position in the above table were temporarily impaired at September 30, 2017, and were expected to recover in value as the securities approach maturity. Further, at September 30, 2017, we did not intend to sell these securities in an unrealized loss position and it is more likely than not that we will not be required to sell these securities before the anticipated recovery of their amortized costs.

Equity Securities

At September 30, 2017, 31 securities (2016: 23) were in an unrealized loss position of $2 million (2016: $12 million).

At September 30, 2017, 2 securities (2016: 3) was in a continuous unrealized loss position for 12 months or greater. Based on our impairment review process and our ability and intent to hold these securities for a reasonable period of time sufficient for a full recovery, we concluded that the above equities in an unrealized loss position were temporarily impaired at September 30, 2017.

b) Mortgage Loans

The following table provides a breakdown of our mortgage loans held-for-investment:

	September 30, 2017		December 31, 2016
	Carrying Value	% of Total	Carrying Value	% of Total

Mortgage Loans held-for-investment:
Commercial	$360,381	100%	$349,969	100%
	360,381	100%	349,969	100%
Valuation allowances	—	—%	—	—%
Total Mortgage Loans held-for-investment	$360,381	100%	$349,969	100%

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

We have a high quality mortgage portfolio with weighted average debt service coverage ratios in excess of 3.0x and weighted average loan-to-value ratios of less than 60%. There are no credit losses associated with the commercial mortgage loans that we hold at September 30, 2017.

There are no past due amounts at September 30, 2017.

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

c) Other Investments

The following table provides a breakdown of our investments in hedge funds, direct lending funds, private equity funds, real estate funds, CLO-Equities and other privately held investments, together with additional information relating to the liquidity of each category:

	Fair Value		Redemption Frequency (if currently eligible)	Redemption Notice Period

At September 30, 2017
Long/short equity funds	$64,067	8%	Annually	60 days
Multi-strategy funds	286,452	35%	Quarterly, Semi-annually	60-95 days
Event-driven funds	48,578	6%	Annually	45 days
Direct lending funds	232,389	28%	n/a	n/a
Private equity funds	71,896	9%	n/a	n/a
Real estate funds	46,691	6%	n/a	n/a
CLO-Equities	36,782	3%	n/a	n/a
Other privately held investments	43,398	5%	n/a	n/a
Total other investments	$830,253	100%

At December 31, 2016
Long/short equity funds	$118,619	14%	Semi-annually, Annually	45-60 days
Multi-strategy funds	285,992	34%	Quarterly, Semi-annually	60-95 days
Event-driven funds	93,539	11%	Annually	45 days
Direct lending funds	134,650	16%	n/a	n/a
Private equity funds	81,223	10%	n/a	n/a
Real estate funds	13,354	2%	n/a	n/a
CLO-Equities	60,700	8%	n/a	n/a
Other privately held investments	42,142	5%	n/a	n/a
Total other investments	$830,219	100%

n/a - not applicable

The investment strategies for the above funds are as follows:

•	Long/short equity funds: Seek to achieve attractive returns primarily by executing an equity trading strategy involving both long and short investments in publicly-traded equities.

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

Two common redemption restrictions which may impact our ability to redeem our hedge funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund's net assets which may otherwise hinder the general partner or investment manager's ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During 2017 and 2016, neither of these restrictions impacted our redemption requests. At September 30, 2017, $64 million (2016: $60 million), representing 16% (2016: 12%) of our total hedge funds, relate to holdings where we are still within the lockup period. The expiration of these lockup periods range from December 2017 to March 2019.

At September 30, 2017, we had $142 million (2016: $176 million) of unfunded commitments as a limited partner in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from 5-10 years and the General Partners of certain funds have the option to extend the term by up to 3 years.
At September 30, 2017, we had $16 million (2016: $12 million) of unfunded commitments as a limited partner in multi-strategy hedge funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the funds' investment term. These funds have investment terms ranging from 2 years to the dissolution of the underlying fund.
At September 30, 2017, we had $120 million (2016: $140 million) of unfunded commitments as a limited partner in funds which invest in real estate and real estate securities and businesses. These funds have investment terms ranging from 7 years to the dissolution of the underlying fund.

At September 30, 2017, we had $21 million (2016: $24 million) of unfunded commitments as a limited partner in a private equity fund. The life of the fund is subject to the dissolution of the underlying funds. We expect the overall holding period to be over 10 years.

During 2015, we made a $50 million commitment as a limited partner of a bank revolver opportunity fund. The fund is subject to an investment term of 7 years and the General Partners have the option to extend the term by up to 2 years. At September 30, 2017, this commitment remains unfunded. It is not anticipated that the full amount of this fund will be drawn.

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

During the nine months ended September 30, 2017, we recorded an impairment charge of $9 million, related to a U.S. based insurance company, which reduced the carrying value of the investment to $nil. This charge is included in interest in income (loss) of equity method investments in the Consolidated Statement of Operations.

e) Net Investment Income

Net investment income was derived from the following sources:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Fixed maturities	$74,978	$75,827	$230,603	$229,423
Other investments	17,373	38,248	59,973	25,770
Equity securities	3,223	4,633	11,048	12,843
Mortgage loans	2,895	2,191	7,970	5,683
Cash and cash equivalents	3,111	3,768	9,640	7,071
Short-term investments	698	337	1,797	708
Gross investment income	102,278	125,004	321,031	281,498
Investment expenses	(7,109)	(8,081)	(21,132)	(23,680)
Net investment income	$95,169	$116,923	$299,899	$257,818

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	INVESTMENTS (CONTINUED)

f) Net Realized Investment Gains (Losses)

The following table provides an analysis of net realized investment gains (losses):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Gross realized gains
Fixed maturities and short-term investments	$19,297	$26,211	$57,524	$67,833
Equities	17,980	5,570	33,794	18,804
Gross realized gains	37,277	31,781	91,318	86,637
Gross realized losses
Fixed maturities and short-term investments	(15,893)	(21,908)	(83,183)	(90,702)
Equities	(45)	(576)	(258)	(15,923)
Gross realized losses	(15,938)	(22,484)	(83,441)	(106,625)
Net OTTI recognized in earnings	(5,412)	(4,247)	(13,493)	(20,346)
Change in fair value of investment derivatives(1)	(1,295)	155	(9,195)	39
Net realized investment gains (losses)	$14,632	$5,205	$(14,811)	$(40,295)

(1) Refer to Note 6 'Derivative Instruments'

The following table summarizes the OTTI recognized in earnings by asset class:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Fixed maturities:
Non-U.S. government	$3,905	$2,456	$8,187	$2,953
Corporate debt	1,507	1,791	5,306	14,833
	5,412	4,247	13,493	17,786
Equity Securities
Exchange-traded funds	—	—	—	2,560
	—	—	—	2,560
Total OTTI recognized in earnings	$5,412	$4,247	$13,493	$20,346

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	INVESTMENTS (CONTINUED)

The following table provides a roll forward of the credit losses, before income taxes, for which a portion of the OTTI was recognized in AOCI:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Balance at beginning of period	$1,481	$1,513	$1,493	$1,506
Credit impairments recognized on securities not previously impaired	—	—	—	—
Additional credit impairments recognized on securities previously impaired	2	—	2	7
Change in timing of future cash flows on securities previously impaired	—	—	—	—
Intent to sell of securities previously impaired	—	—	—	—
Securities sold/redeemed/matured	—	(33)	(12)	(33)
Balance at end of period	$1,483	$1,480	$1,483	$1,480

g) Reverse Repurchase Agreements

At September 30, 2017, we held $34 million (December 31, 2016: $176 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents in the Consolidated Balance Sheet. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, we receive principal and interest income. We monitor the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	FAIR VALUE MEASUREMENTS (CONTINUED)

The tables below present the financial instruments measured at fair value on a recurring basis for the periods indicated:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair value based on NAV practical expedient	Total Fair Value

At September 30, 2017
Assets
Fixed maturities
U.S. government and agency	$1,495,423	$51,895	$—	$—	$1,547,318
Non-U.S. government	—	573,640	—	—	573,640
Corporate debt	—	4,442,951	61,016	—	4,503,967
Agency RMBS	—	2,306,822	—	—	2,306,822
CMBS	—	669,736	—	—	669,736
Non-Agency RMBS	—	43,817	—	—	43,817
ABS	—	1,264,855	24,015	—	1,288,870
Municipals	—	152,216	—	—	152,216
	1,495,423	9,505,932	85,031	—	11,086,386
Equity securities
Common stocks	14,826	—	—	—	14,826
Exchange-traded funds	454,194	—	—	—	454,194
Bond mutual funds	—	190,731	—	—	190,731
	469,020	190,731	—	—	659,751
Other investments
Hedge funds	—	—	—	399,097	399,097
Direct lending funds	—	—	—	232,389	232,389
Private equity funds	—	—	—	71,896	71,896
Real estate funds	—	—	—	46,691	46,691
Other privately held investments	—	—	43,398	—	43,398
CLO-Equities	—	—	36,782	—	36,782
	—	—	80,180	750,073	830,253
Short-term investments	—	15,282	—	—	15,282
Other assets
Derivative instruments (see Note 6)	—	5,859	—	—	5,859
Insurance-linked securities	—	—	24,976	—	24,976
Total Assets	$1,964,443	$9,717,804	$190,187	$750,073	$12,622,507
Liabilities
Derivative instruments (see Note 6)	$—	$1,873	$11,844	$—	$13,717
Cash settled awards (see Note 9)	—	18,369	—	—	18,369
Total Liabilities	$—	$20,242	$11,844	$—	$32,086

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	FAIR VALUE MEASUREMENTS (CONTINUED)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair value based on NAV practical expedient	Total Fair Value

At December 31, 2016
Assets
Fixed maturities
U.S. government and agency	$1,583,106	$72,963	$—	$—	$1,656,069
Non-U.S. government	—	565,834	—	—	565,834
Corporate debt	—	4,524,868	75,875	—	4,600,743
Agency RMBS	—	2,465,135	—	—	2,465,135
CMBS	—	663,176	3,061	—	666,237
Non-Agency RMBS	—	56,921	—	—	56,921
ABS	—	1,204,750	17,464	—	1,222,214
Municipals	—	163,961	—	—	163,961
	1,583,106	9,717,608	96,400	—	11,397,114
Equity securities
Common stocks	78	—	—	—	78
Exchange-traded funds	514,707	—	—	—	514,707
Bond mutual funds	—	123,959	—	—	123,959
	514,785	123,959	—	—	638,744
Other investments
Hedge funds	—	—	—	498,150	498,150
Direct lending funds	—	—	—	134,650	134,650
Private equity funds	—	—	—	81,223	81,223
Real estate funds	—	—	—	13,354	13,354
Other privately held investments	—	—	42,142	—	42,142
CLO-Equities	—	—	60,700	—	60,700
	—	—	102,842	727,377	830,219
Short-term investments	—	127,461	—	—	127,461
Other assets
Derivative instruments (see Note 6)	—	14,365	2,532	—	16,897
Insurance-linked securities	—	—	25,023	—	25,023
Total Assets	$2,097,891	$9,983,393	$226,797	$727,377	$13,035,458
Liabilities
Derivative instruments (see Note 6)	$—	$9,076	$6,500	$—	$15,576
Cash settled awards (see Note 9)	—	48,432	—	—	48,432
Total Liabilities	$—	$57,508	$6,500	$—	$64,008

During 2017 and 2016, there were no transfers between Levels 1 and 2.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	FAIR VALUE MEASUREMENTS (CONTINUED)

Except certain fixed maturities and insurance-linked securities priced using broker-dealer quotes (underlying inputs are not available), the following table quantifies the significant unobservable inputs used in estimating fair values at September 30, 2017 for investments classified as Level 3 in the fair value hierarchy.

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

Other investments - CLO-Equities	$32,141	Discounted cash flow	Default rates	3.8%	3.8%
			Loss severity rate	35.0%	35.0%
			Collateral spreads	3.0%	3.0%
			Estimated maturity dates	7 years	7 years

	4,641	Liquidation value	Fair value of collateral	100%	100%
			Discount margin	0% - 17.8%	2.7%

Other investments - Other privately held investments	43,398	Discounted cash flow	Discount rate	6.0% - 8.0%	7.5%

Derivatives - Other underwriting-related derivatives	$(11,844)	Discounted cash flow	Discount rate	2.3%	2.3%

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	FAIR VALUE MEASUREMENTS (CONTINUED)

The following tables present changes in Level 3 for financial instruments measured at fair value on a recurring basis for the periods indicated:

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in earnings (1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gain/(loss) (3)

Three months ended September 30, 2017
Fixed maturities
Corporate debt	$68,320	$—	$(1,208)	$(835)	$(9)	$—	$(2,274)	$(2,978)	$61,016	$—
CMBS	—	—	—	—	—	—	—	—	—	—
ABS	5,999	—	(6,001)	—	10	24,007	—	—	24,015	—
	74,319	—	(7,209)	(835)	1	24,007	(2,274)	(2,978)	85,031	—
Other investments
Other privately held investments	42,938	—	—	460	—	—	—	—	43,398	460
CLO - Equities	47,076	—	—	1,402	—	—	—	(11,696)	36,782	1,402
	90,014	—	—	1,862	—	—	—	(11,696)	80,180	1,862
Other assets
Derivative instruments	—	—	—	—	—	—	—	—	—	—
Insurance-linked securities	25,047	—	—	(71)	—	—	—	—	24,976	(71)
	25,047	—	—	(71)	—	—	—	—	24,976	(71)
Total assets	$189,380	$—	$(7,209)	$956	$1	$24,007	$(2,274)	$(14,674)	$190,187	$1,791

Other liabilities
Derivative instruments	$12,209	$—	$—	$(291)	$—	$—	$—	$(74)	$11,844	$(291)
Total liabilities	$12,209	$—	$—	$(291)	$—	$—	$—	$(74)	$11,844	$(291)

Nine months ended September 30, 2017
Fixed maturities
Corporate debt	$75,875	$1,536	$(3,112)	$(762)	$(392)	$19,181	$(21,475)	$(9,835)	$61,016	$—
CMBS	3,061	—	(9,418)	—	17	9,400	—	(3,060)	—	—
ABS	17,464	—	(24,949)	—	1,493	30,007	—	—	24,015	—
	96,400	1,536	(37,479)	(762)	1,118	58,588	(21,475)	(12,895)	85,031	—
Other investments
Other privately held investments	42,142	—	—	1,256	—	—	—	—	43,398	1,256
CLO - Equities	60,700	—	—	3,930	—	—	—	(27,848)	36,782	3,930
	102,842	—	—	5,186	—	—	—	(27,848)	80,180	5,186
Other assets
Derivative instruments	2,532	—	—	653	—	—	—	(3,185)	—	—
Insurance-linked securities	25,023	—	—	(47)	—	—	—	—	24,976	(47)
	27,555	—	—	606	—	—	—	(3,185)	24,976	(47)
Total assets	$226,797	$1,536	$(37,479)	$5,030	$1,118	$58,588	$(21,475)	$(43,928)	$190,187	$5,139

Other liabilities
Derivative instruments	$6,500	$—	$—	$9,991	$—	$12,135	$—	$(16,782)	$11,844	$(291)
Total liabilities	$6,500	$—	$—	$9,991	$—	$12,135	$—	$(16,782)	$11,844	$(291)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	FAIR VALUE MEASUREMENTS (CONTINUED)

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in earnings (1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gain/(loss) (3)

Three months ended September 30, 2016
Fixed maturities
Corporate debt	$62,022	$—	$—	$(9)	$100	$7,563	$—	$(584)	$69,092	$—
CMBS	10,210	—	—	—	(48)	—	—	(1,242)	8,920	—
ABS	—	—	—	—	—	—	—	—	—	—
	72,232	—	—	(9)	52	7,563	—	(1,826)	78,012	—
Other investments
Other privately held investments	41,755	—	—	(355)	—	1,500	—	—	42,900	(355)
CLO - Equities	65,883	—	—	8,419	—	—	—	(10,519)	63,783	8,419
	107,638	—	—	8,064	—	1,500	—	(10,519)	106,683	8,064
Other assets
Derivative instruments	5	—	—	665	—	1,818	—	—	2,488	665
Insurance-linked securities	25,025	—	—	258	—	—	—	—	25,283	258
	25,030	—	—	923	—	1,818	—	—	27,771	923
Total assets	$204,900	$—	$—	$8,978	$52	$10,881	$—	$(12,345)	$212,466	$8,987

Other liabilities
Derivative instruments	$1,978	$—	$—	$(169)	$—	$6,384	$—	$(9)	$8,184	$335
Total liabilities	$1,978	$—	$—	$(169)	$—	$6,384	$—	$(9)	$8,184	$335

Nine months ended September 30, 2016
Fixed maturities
Corporate debt	$38,518	$20,412	$(1,955)	$(988)	$1,188	$17,107	$(4,015)	$(1,175)	$69,092	$—
CMBS	10,922	—	—	—	(134)	—	—	(1,868)	8,920	—
ABS	—	—	—	—	—	—	—	—	—	—
	49,440	20,412	(1,955)	(988)	1,054	17,107	(4,015)	(3,043)	78,012	—
Other investments
Other privately held investments	—	—	—	(1,505)	—	44,405	—	—	42,900	(1,505)
CLO - Equities	27,257	36,378	—	17,431	—	—	—	(17,283)	63,783	17,431
	27,257	36,378	—	15,926	—	44,405	—	(17,283)	106,683	15,926
Other assets
Derivative instruments	4,395	—	—	3,255	—	3,623	—	(8,785)	2,488	669
Insurance-linked securities	24,925	—	—	358	—	—	—	—	25,283	358
	29,320	—	—	3,613	—	3,623	—	(8,785)	27,771	1,027
Total assets	$106,017	$56,790	$(1,955)	$18,551	$1,054	$65,135	$(4,015)	$(29,111)	$212,466	$16,953

Other liabilities
Derivative instruments	$10,937	$—	$—	$2,445	$—	$7,189	$—	$(12,387)	$8,184	$457
Total liabilities	$10,937	$—	$—	$2,445	$—	$7,189	$—	$(12,387)	$8,184	$457

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

Transfers into Level 3 from Level 2

There were no transfers to Level 3 from Level 2 made during the three months ended September 30, 2017. The transfers to Level 3 from Level 2 made during the nine months ended September 30, 2017 were primarily due to the lack of observable market inputs and multiple quotes from pricing vendors and broker-dealers for certain fixed maturities.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	FAIR VALUE MEASUREMENTS (CONTINUED)

There were no transfers to Level 3 from Level 2 made during the three months ended September 30, 2016. The transfers into Level 3 made during the nine months ended September 30, 2016 were primarily due to the lack of observable market inputs and multiple quotes from pricing vendors and broker-dealers for certain fixed maturities and as a result of a change in the valuation methodology used to fair value the CLO-equity fund. An income approach valuation technique (discounted cash flow model) was used to estimate the fair value of the CLO-equity fund at September 30, 2016. As the NAV practical expedient was not used to determine the fair value of the CLO-equity fund, the fair value of the fund was categorized within the fair value hierarchy.

Transfers out of Level 3 into Level 2

The transfers into Level 2 from Level 3 made during the three and nine months ended September 30, 2017 were primarily due to the availability of observable market inputs and quotes from pricing vendors on certain fixed maturities.

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

For direct lending funds, private equity funds, real estate funds and two of our hedge funds, valuation statements are typically released on a three month reporting lag therefore we estimate fair value of these funds by starting with the prior quarter-end fund valuations and adjusting for capital calls, redemptions, drawdowns and distributions. Return estimates are not available from the relevant fund managers for these funds. Accordingly, we typically have a reporting lag in our fair value measurements of these funds. In 2017, funds reported on a lag represented 51% (2016: 35%) of our total other investments balance.

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

The carrying values of cash and cash equivalents (including restricted amounts), accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated their fair values at September 30, 2017, due to their respective short maturities. As these financial instruments are not actively traded, their fair values are classified as Level 2.

The carrying value of mortgage loans held-for-investment approximated their fair value at September 30, 2017. The fair values of mortgage loans are primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk, or are determined from pricing for similar loans. As mortgage loans are not actively traded their fair values are classified as Level 3.

At September 30, 2017, senior notes are recorded at amortized cost with a carrying value of $994 million (2016: $993 million) and a fair value of $1.1 billion (2016: $1.0 billion). The fair values of these notes are based on prices obtained from a third party pricing service and are determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As these spreads and the yields for the risk-free yield curve are observable market inputs, the fair values of senior notes are classified as Level 2.

6.	DERIVATIVE INSTRUMENTS

The following table summarizes the balance sheet classification of derivatives recorded at fair value. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of our derivative activities. Notional amounts are not reflective of credit risk.

None of our derivative instruments are designated as hedges under current accounting guidance.

	September 30, 2017			December 31, 2016
	Derivative Notional Amount	Derivative Asset Fair Value(1)	Derivative Liability Fair Value(1)	Derivative Notional Amount	Derivative Asset Fair Value(1)	Derivative Liability Fair Value(1)

Relating to investment portfolio:
Foreign exchange forward contracts	$147,015	$—	$439	$195,979	$12,331	$87
Interest rate swaps	180,000	393	—	—	—	—
Relating to underwriting portfolio:
Foreign exchange forward contracts	479,818	5,466	1,434	492,899	2,034	8,989
Weather-related contracts	—	—	—	67,957	2,532	6,500
Commodity contracts	—	—	—	—	—	—
Other underwriting-related contracts	85,000	—	11,844	—	—	—
Total derivatives		$5,859	$13,717		$16,897	$15,576

(1)	Asset and liability derivatives are classified within other assets and other liabilities in the Consolidated Balance Sheets.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	DERIVATIVE INSTRUMENTS (CONTINUED)

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

	September 30, 2017			December 31, 2016
	Gross Amounts	Gross Amounts Offset	Net Amounts(1)	Gross Amounts	Gross Amounts Offset	Net Amounts(1)

Derivative assets	$9,682	$(3,823)	$5,859	$22,270	$(5,373)	$16,897
Derivative liabilities	$17,540	$(3,823)	$13,717	$20,949	$(5,373)	$15,576

(1)	Net asset and liability derivatives are classified within other assets and other liabilities in the Consolidated Balance Sheets.

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

The total unrealized and realized gains (losses) recognized in earnings for derivatives not designated as hedges were as follows:

	Location of Gain (Loss) Recognized in Income on Derivative	Three months ended September 30,		Nine months ended September 30,
		2017	2016	2017	2016

Relating to investment portfolio:
Foreign exchange forward contracts	Net realized investment gains (losses)	$(1,815)	$155	$(6,534)	$39
Interest rate swaps	Net realized investment gains (losses)	520	—	(2,661)	—
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange losses (gains)	(12,481)	(182)	(26,109)	(2,958)
Weather-related contracts	Other insurance related income (losses)	—	833	(9,629)	809
Commodity contracts	Other insurance related income (losses)	—	1,799	—	1,499
Other underwriting-related contracts	Other insurance related income (losses)	514	—	852	—
Total		$(13,262)	$2,605	$(44,081)	$(611)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.    RESERVE FOR LOSSES AND LOSS EXPENSES

Reserve Roll-Forward

The following table presents a reconciliation of our beginning and ending gross reserve for losses and loss expenses and net reserve for unpaid losses and loss expenses for the periods indicated:

Nine months ended September 30,	2017	2016

Gross reserve for losses and loss expenses, beginning of period	$9,697,827	$9,646,285
Less reinsurance recoverable on unpaid losses, beginning of period	(2,276,109)	(2,031,309)
Net reserve for unpaid losses and loss expenses, beginning of period	7,421,718	7,614,976

Net incurred losses and loss expenses related to:
Current year	2,591,135	1,887,715
Prior years	(143,495)	(224,131)
	2,447,640	1,663,584
Net paid losses and loss expenses related to:
Current year	(328,751)	(233,124)
Prior years	(1,384,510)	(1,334,772)
	(1,713,261)	(1,567,896)

Foreign exchange and other	333,456	(112,649)

Net reserve for unpaid losses and loss expenses, end of period	8,489,553	7,598,015
Reinsurance recoverable on unpaid losses, end of period	2,298,022	2,276,792
Gross reserve for losses and loss expenses, end of period	$10,787,575	$9,874,807

We write business with loss experience generally characterized as low frequency and high severity in nature, which can result in volatility in our financial results. During the nine months ended September 30, 2017 and 2016, we recognized aggregate net losses and loss expenses, net of reinstatement premiums of $702 million and $145 million, respectively, in relation to catastrophe and weather related events.

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

Prior Year Development

Prior year reserve development arises from changes to loss and loss expense estimates related to losses incurred in previous calendar years. Such development is summarized by segment in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Insurance	$2,603	$20,688	$30,740	$43,181
Reinsurance	45,165	55,331	112,755	180,950
Total	$47,768	$76,019	$143,495	$224,131

Net favorable prior year reserve development for the three months ended September 30, 2017 included significant contributions from our medium and long tail reserve classes. Net favorable prior year reserve development for the nine months ended September 30, 2017 included significant contributions from short, medium, and long tail reserve classes. Net favorable prior year reserve development for the three and nine months ended September 30, 2016 included significant contributions from our short and long tail reserve classes.

Our short tail business includes the underlying exposures in our property and other, marine and aviation reserve classes within our insurance segment, and the property and other reserve class within our reinsurance segment. Development from these classes contributed $5 million and $41 million of net favorable prior year reserve development for the three and nine months ended September 30, 2017, respectively. These short-tail lines contributed $41 million and $116 million of net favorable prior year reserve development for the three and nine months ended September 30, 2016, respectively. The net favorable development for these classes primarily reflected the recognition of better than expected loss emergence.

Our medium-tail business consists primarily of professional insurance and reinsurance reserve classes, credit and political risk insurance reserve class, and credit and surety reinsurance reserve class. For the three months ended September 30, 2017, the professional reinsurance reserve class contributed net favorable prior year reserve development of $9 million. For the nine months ended September 30, 2017, the professional insurance and reinsurance reserve class contributed net favorable prior year reserve development of $54 million. For the three and nine months ended September 30, 2017, the credit and surety reinsurance reserve class recorded net favorable prior year development of $17 million and $18 million, respectively. This net favorable prior year reserve development reflected the recognition of generally better than expected loss emergence. For the three and nine months ended September 30, 2016, the professional reserve classes contributed net favorable prior year reserve development of $12 million and $28 million, respectively. The net favorable prior year reserve development on these reserve classes reflected generally favorable experience as we continued to transition to more experience based methods.

Our long-tail business consists primarily of liability and motor reserve classes. For the nine months ended September 30, 2017, the liability reinsurance reserve class contributed net favorable prior year reserve development of $40 million. For the three and nine months ended and September 30, 2016, the liability reinsurance reserve class contributed net favorable prior year development of $10 million and $32 million, respectively. The net favorable prior year reserve development for our liability reinsurance reserve class in both years primarily reflected the progressively increased weight given by management to experience based indications on older accident years, which has generally been favorable. For the nine months ended September 30, 2017, the liability insurance reserve class recorded net adverse prior year reserve development of $6 million, primarily attributable to reserve strengthening within our run-off Bermuda excess casualty book of business.

For the three and nine months ended September 30, 2017, the motor reinsurance reserve class recorded net favorable prior year development of $16 million and net adverse prior year reserve development of $4 million, respectively. For the three months ended September 30, 2017, the net favorable prior year reserve development related to favorable loss emergence trends on several classes of business spanning multiple accident years. For the nine months ended, the net adverse prior year development was driven by the U.K. Ministry of Justice’s recent announcement of a decrease in the discount rate used to calculate lump sum awards in U.K. bodily injury cases, known as the Ogden rate. Effective March 20, 2017, the Ogden rate changed from plus 2.5% to minus 0.75%. For the three and nine months ended September 30, 2016, the motor reinsurance reserve class contributed $7 million and $40 million, respectively, of net favorable prior year reserve development related to favorable loss emergence trends on several classes of business spanning multiple accident years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Our September 30, 2017 net reserves for losses and loss expenses includes estimated amounts for numerous catastrophe events. We caution that the magnitude and/or complexity of losses arising from certain of these events, in particular Hurricanes Harvey, Irma and Maria and the two earthquakes in Mexico, as well as Hurricane Matthew, the Fort McMurray wildfires, Storm Sandy, the 2011 Japanese earthquake and tsunami, the 2010-11 New Zealand earthquakes and the Tianjin port explosion, inherently increases the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserves for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.

8.	EARNINGS PER COMMON SHARE

The following table presents a comparison of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Basic earnings (loss) per common share
Net income (loss)	$(457,084)	$186,613	$(341,541)	$364,460
Less: preferred share dividends	10,656	9,969	36,154	29,906
Net income (loss) available to common shareholders	(467,740)	176,644	(377,695)	334,554
Weighted average common shares outstanding - basic (1)	83,305	89,621	84,479	91,852
Basic earnings (loss) per common share	$(5.61)	$1.97	$(4.47)	$3.64

Diluted earnings (loss) per common share
Net income (loss) available to common shareholders	$(467,740)	$176,644	$(377,695)	$334,554

Weighted average common shares outstanding - basic (1)	83,305	89,621	84,479	91,852
Share-based compensation plans (2)	—	730	—	727
Weighted average common shares outstanding - diluted (1)	83,305	90,351	84,479	92,579

Diluted earnings (loss) per common share	$(5.61)	$1.96	$(4.47)	$3.61

Anti-dilutive shares excluded from the dilutive computation	425	—	712	226

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

(2) Due to the net loss incurred in the three and nine months ended September 30, 2017, all the share equivalents were anti-dilutive.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	SHARE-BASED COMPENSATION

For the three months ended September 30, 2017, the Company incurred share-based compensation costs of $13 million (2016: $14 million) related to restricted stock awards, share-settled restricted stock units, and cash-settled restricted stock units and recorded associated tax benefits of $3 million (2016: $3 million).

For the nine months ended September 30, 2017, the Company incurred share-based compensation costs of $57 million (2016: $50 million). In addition, the Company recorded associated tax benefits of $20 million (2016: $11 million), including $7 million related to excess tax benefits associated with the vesting of restricted stock units.

The fair value of share-settled restricted stock units and cash-settled restricted stock units that vested during the nine months ended September 30, 2017 was $125 million (2016: $66 million), including $44 million attributable to a grant of 3 year cliff vesting service-based awards made in 2014. At September 30, 2017 there were $99 million of unrecognized compensation costs (2016 $104 million), which are expected to be recognized over the weighted average period of 2.5 years.

Share-settled Awards

The following table provides a reconciliation of the beginning and ending balance of nonvested share-settled restricted stock units for the nine months ended September 30, 2017:

	Performance-based Stock Awards		Service-based Stock Awards
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value(1)	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value(1)

Nonvested restricted stock - beginning of period	283	$51.27	1,593	$48.88
Granted	87	64.58	525	64.22
Vested(2)	(119)	49.14	(881)	47.37
Forfeited	—	—	(69)	54.66
Nonvested restricted stock - end of period	251	$56.88	1,168	$57.08

(1) Fair value is based on the closing price of our common shares on the grant approval date.
(2) Share-settled restricted stock units vested during the nine months ended September 30, 2017 included 313,391 restricted stock units attributable to a grant of 3 year cliff vesting service-based awards made in 2014.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.    SHARE-BASED COMPENSATION (CONTINUED)

Cash-settled awards

The following table provides a reconciliation of the beginning and ending balance of nonvested cash-settled restricted stock units for the nine months ended September 30, 2017:

	Performance-based Cash Settled Awards	Service-based Cash Settled Awards
	Number of Restricted Stock Units	Number of Restricted Stock Units

Nonvested restricted stock units - beginning of period	68	1,392
Granted	15	427
Vested(1)	(38)	(755)
Forfeited	—	(60)
Nonvested restricted stock units - end of period	45	1,004

(1) Cash settled restricted stock units vested during the nine months ended September 30, 2017 included 307,556 restricted stock units attributable to a grant of 3 year cliff vesting service-based awards made in 2014.

At September 30, 2017, the liability for cash-settled restricted stock units, included in other liabilities in the Consolidated Balance Sheets, was $18 million (2016: $34 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.    SHAREHOLDERS' EQUITY

The following table presents common shares issued and outstanding:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Shares issued, balance at beginning of period	176,580	176,575	176,580	176,240
Shares issued	—	—	—	335
Total shares issued at end of period	176,580	176,575	176,580	176,575

Treasury shares, balance at beginning of period	(93,377)	(85,921)	(90,139)	(80,174)
Shares repurchased	(51)	(2,252)	(4,284)	(8,499)
Shares reissued from treasury	5	37	1,000	537
Total treasury shares at end of period	(93,423)	(88,136)	(93,423)	(88,136)

Total shares outstanding	83,157	88,439	83,157	88,439

Treasury Shares

The following table presents share repurchases:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

In the open market:
Total shares(1)	49	2,232	3,932	8,236
Total cost	$3,237	$124,948	$261,180	$434,948
Average price per share(2)	$65.80	$56.00	$66.43	$52.81

From employees:(3)
Total shares	2	20	352	263
Total cost	$110	$1,088	$24,479	$14,137
Average price per share(2)	$64.04	$54.13	$69.53	$53.68

Total shares repurchased:
Total shares	51	2,252	4,284	8,499
Total cost	$3,347	$126,036	$285,659	$449,085
Average price per share(2)	$65.74	$55.98	$66.68	$52.84

(1)
Total shares repurchased in the open market for the nine months ended September 30, 2016 includes 1,358,380 common shares acquired under the accelerated share repurchase program (see below for more detail).

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

Reinsurance Agreements

We purchase reinsurance and retrocessional protection for our insurance and reinsurance lines of business. The minimum reinsurance premiums are contractually due in advance on a quarterly basis. At September 30, 2017, we have unrecorded outstanding reinsurance purchase commitments of $97 million, of which $15 million is due in 2017 and the remaining $82 million is due in 2018 and later years. Actual payments under the reinsurance contracts will depend on the underlying subject premium and may exceed the minimum premium.

Investments

Refer to Note 4 - 'Investments' for information on commitments related to our other investments.

13.	OTHER COMPREHENSIVE INCOME

The tax effects allocated to each component of other comprehensive income were as follows:

	2017			2016
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Three months ended September 30,
Available for sale investments:
Unrealized investment gains arising during the period	$64,431	$(1,926)	$62,505	$40,125	$(3,789)	$36,336
Adjustment for reclassification of net realized investment gains and OTTI losses recognized in net income	(15,925)	2,639	(13,286)	(5,050)	2,408	(2,642)
Unrealized investment gains arising during the period, net of reclassification adjustment	48,506	713	49,219	35,075	(1,381)	33,694
Non-credit portion of OTTI losses	—	—	—	—	—	—
Foreign currency translation adjustment	8,088	—	8,088	1,722	—	1,722
Total other comprehensive income, net of tax	$56,594	$713	$57,307	$36,797	$(1,381)	$35,416

Nine months ended September 30,
Available for sale investments:
Unrealized investment gains arising during the period	$215,360	$(8,899)	$206,461	$263,235	$(24,579)	$238,656
Adjustment for reclassification of net realized investment losses and OTTI losses recognized in net income	8,269	1,900	10,169	40,338	2,282	42,620
Unrealized investment gains arising during the period, net of reclassification adjustment	223,629	(6,999)	216,630	303,573	(22,297)	281,276
Non-credit portion of OTTI losses	—	—	—	—	—	—
Foreign currency translation adjustment	46,824	—	46,824	5,694	—	5,694
Total other comprehensive income, net of tax	$270,453	$(6,999)	$263,454	$309,267	$(22,297)	$286,970

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.	OTHER COMPREHENSIVE INCOME (CONTINUED)

Reclassifications out of AOCI into net income (loss) available to common shareholders were as follows:

		Amount Reclassified from AOCI(1)
Details About AOCI Components	Consolidated Statement of Operations Line Item That Includes Reclassification	Three months ended September 30,		Nine months ended September 30,
		2017	2016	2017	2016

Unrealized investment gains (losses) on available for sale investments
	Other realized investment gains(losses)	$21,337	$9,297	$5,224	$(19,992)
	OTTI losses	(5,412)	(4,247)	(13,493)	(20,346)
	Total before tax	15,925	5,050	(8,269)	(40,338)
	Income tax expense	(2,639)	(2,408)	(1,900)	(2,282)
	Net of tax	$13,286	$2,642	$(10,169)	$(42,620)

Foreign currency translation adjustment
	Foreign exchange loss	$—	$—	$(24,149)	$—
	Income tax expense	—	—	—	—
	Net of tax	$—	$—	$(24,149)	$—

(1)	Amounts in parentheses are debits to net income (loss) available to common shareholders.

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

14. SUBSEQUENT EVENTS

Acquisition of Novae Group plc

On July 5, 2017, the Company and the board of directors of Novae Group plc (“Novae”), a public limited company incorporated in England and Wales, announced that it had agreed on the terms of a recommended cash offer of 700 pence per share to be made by AXIS Capital to acquire the entire issued and to be issued share capital of Novae.

On August 24, 2017, the Company and the board of directors of Novae announced that it had agreed on the terms of an increased recommended cash offer of 715 pence per share (the "Offer") to be made by AXIS Capital for the acquisition of the entire issued and to be issued share capital of Novae.

The acquisition was effected by way of a Scheme of Arrangement (the “Scheme”) under the laws of the United Kingdom (“U.K.”) which requires the approval of a U.K. court and approval of a majority of Novae’s shareholders, representing at least 75% of the votes cast. The Scheme is also subject to receipt of certain regulatory approvals and other customary conditions. On August 29, 2017, Novae shareholders approved the Scheme.

On October 2, 2017, AXIS Capital acquired the shares of Novae for £462.9 million (approximately $615.6 million). The results of Novae will be included in the results of the Company's insurance and reinsurance segments from this date (the "Closing date").

On October 6, 2017, AXIS Capital received clearance from all applicable regulators, including the European Commission, and commenced management control and integration of the combined businesses from this date.

14.    SUBSEQUENT EVENTS (CONTINUED)

Novae is a diversified property and casualty (re)insurance business operating through Syndicate 2007 at Lloyd’s of London. The acquisition of Novae is expected to accelerate the growth strategy of the Company's international insurance business, and significantly scale up its capabilities to enable the Company to even better serve its clients and brokers.

The Company incurred transaction related expenses including due diligence, legal, accounting, and investment banking fees and expenses, as well as integration expenses of $6 million in the three months ended September 30, 2017 related to the acquisition of Novae. In addition, the Company was contractually obligated to pay investment banking fees on the Closing date of the transaction. The Company expects substantially all of the integration costs related to the acquisition to be incurred in 2018. In addition, the Company expects to begin realizing cost savings in 2018.

The Company is currently in the process of determining the fair values of the underlying assets and liabilities at the acquisition date. Given the timing of the acquisition, a preliminary allocation of purchase price is not yet complete. The Company will include amounts recognized for net assets and liabilities acquired, together with goodwill, as of the acquisition date in the Company's Annual Report on Form 10-K.

California Wildfires

In October 2017, Northern California was impacted by a series of devastating wildfires ("California Wildfires") which caused widespread residential and commercial property damage. Current estimated industry insured losses for this event range between $4 billion and $8 billion.

Our preliminary pre-tax net loss estimate for this event is in the range of $35 million to $45 million. The Company's loss estimate is primarily based on a ground-up assessment of losses from individual contracts and treaties exposed to the affected regions, including preliminary information from clients, brokers and loss adjusters. Industry insured loss estimates, market share analyses and catastrophe modeling analyses were also taken into account where appropriate.

Due to the preliminary nature of the information available to prepare these estimates, the actual net ultimate amount of losses for this event may be materially different from the current estimate.

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

THIRD QUARTER 2017 FINANCIAL HIGHLIGHTS

Third Quarter 2017 Consolidated Results of Operations

•	Net loss attributable to common shareholders of $468 million, or $(5.61) per common share and diluted common share

•	Non-GAAP operating loss(1) of $446 million, or $(5.35) per diluted common share(1)

•	Gross premiums written of $1.2 billion

•	Net premiums written of $833 million

•	Net premiums earned of $1 billion

•	Net favorable prior year reserve development of $48 million

•
Estimated catastrophe and weather-related pre-tax net losses, net of reinstatement premiums, of $617 million or 61.4 points on current accident year loss ratio compared to $22 million, or 2.3 points for the third quarter of 2016:

◦
Third quarter estimated catastrophe pre-tax losses, net of reinstatement premiums, of $617 million (Insurance: $315 million and Reinsurance: $302 million) included Hurricanes Harvey, Irma and Maria and the two earthquakes in Mexico;

◦	Third quarter estimated weather-related pre-tax net losses of $6 million (Insurance: $4 million and Reinsurance: $2 million);

◦
Favorable development on prior quarters' estimated catastrophe and weather related pre-tax net losses of $6 million (Insurance: $2 million and Reinsurance: $4 million) largely related to U.S. weather-related events

•	Underwriting loss(2) of $513 million and combined ratio of 152.9%

•	Net investment income of $95 million and net realized investment gains of $15 million

•	Foreign exchange losses of $33 million

Third Quarter 2017 Consolidated Financial Condition

•	Total cash and investments of $14.7 billion; fixed maturities, cash and short-term securities comprise 87% of total cash and investments and have an average credit rating of AA-

•	Total assets of $21.8 billion

•	Reserve for losses and loss expenses of $10.8 billion and reinsurance recoverable of $2.4 billion

•	Total debt of $1.0 billion and the debt to total capital ratio of 15.4%

•	Total common shares repurchased for $3 million.

•
At November 8, 2017 the remaining authorization under the repurchase program approved by our Board of Directors was $739 million. Following the offer to acquire Novae Group plc ("Novae") on July 5, 2017, the Company suspended its open mark share repurchase program.

•	Common shareholders’ equity of $4.7 billion and diluted book value per common share of $55.33

(1)
Non-GAAP operating income (loss) and non-GAAP operating income (loss) per diluted common share are non-GAAP financial measures as defined in SEC Regulation G. The reconciliations of non-GAAP measures to the most comparable GAAP financial measures (net income (loss) available to common shareholders and diluted earnings per common share, respectively) are provided in the 'Results of Operations', which is included in the 'Executive Summary' section of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

(2)
Consolidated underwriting income (loss) is a non-GAAP financial measure as defined in SEC Regulation G. The reconciliation to net income (loss) before income taxes and interest in income (loss) of equity method investments, the most comparable GAAP measure, is presented in the 'Results of Operations', which is included in the 'Executive Summary' section of this MD&A.

EXECUTIVE SUMMARY

Business Overview

We are a Bermuda-based global provider of specialty lines insurance and treaty reinsurance products with operations in Bermuda, the United States ("U.S."), Europe, Singapore, Canada, Latin America and the Middle East. Our underwriting operations are organized around our two global underwriting platforms, AXIS Insurance and AXIS Re.

Our mission is to provide our clients and distribution partners with a broad range of risk transfer products and services and meaningful capacity, backed by significant financial strength. We manage our portfolio holistically, aiming to construct the optimum consolidated portfolio of funded and unfunded risks, consistent with our risk appetite and development of our franchise. We nurture an ethical, entrepreneurial and disciplined culture that promotes outstanding client service, intelligent risk taking and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a global leader in specialty risks. Our execution on this strategy for the first nine months of 2017 included:

•	continued growth of our accident and health lines, which is focused on specialty accident and health products;

•
growth of our syndicate at Lloyd's which provides us with access to Lloyd's worldwide licenses and an extensive distribution network. During the first quarter of 2016 we commenced writing business through our underwriting division at Lloyd's in China. On July 14, 2017, we announced that we had received final authorization from Lloyd’s, the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA) for our own Lloyd’s managing agent, AXIS Managing Agency Limited (“AXIS Managing Agency”). Effective August 4, 2017, AXIS Managing Agency assumed management of AXIS Syndicate 1686 at Lloyd’s, replacing the Company’s third-party managing agency agreement with Asta Managing Agency Limited, which had been in place since 2014;

•	continued implementation of a more focused distribution strategy and increased our scale and relevance in key markets;

•	continued rebalancing of our portfolio towards less volatile lines of business that carry attractive rates;

•	continued improvement in the effectiveness and efficiency of our operating platforms and processes;

•	increased investment in data and analytics; and

•	broadened risk-funding sources and developed vehicles that utilize third-party capital including:

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

Effective July 1, 2017, our reinsurance segment no longer writes derivative-based risk management products which address weather risks.

On July 5, 2017 the Company announced that it had agreed on the terms of a recommended offer to acquire Novae Group plc (“Novae”), a diversified specialty (re)insurer that operates through Lloyd’s of London. On October 2, 2017, the Company acquired the shares of Novae. The results of Novae will be included in the results of the Company's insurance and reinsurance segments from this date (the "Closing date"). On October 6, 2017, AXIS Capital received clearance from all applicable regulators, including the European Commission, and commenced management control and integration of the combined businesses from this date.

On July 6, 2017, S&P Global Ratings affirmed its 'A-' long-term counterparty credit and senior debt ratings of AXIS Capital, and its 'A+' long-term counterparty credit and financial strength ratings of the Company's core operating subsidiaries. At the same time, S&P Global Ratings revised its outlook on AXIS Capital to negative from stable based on the planned acquisition of Novae.

Outlook

We are committed to being a leader in specialty risk, an area in which we already have depth of talent and experience, and have earned an outstanding reputation. Committed to its hybrid strategy, AXIS Capital has developed substantial platforms in both insurance and reinsurance, providing it with balance and diversification. Management believes its positioning, franchise, expert underwriters and strong relationships with distributors and clients will provide opportunities in 2018, with variances amongst our lines driven by our tactical response to market conditions. At the same time, we are broadening our risk-funding sources and developing vehicles that utilize the industry’s abundant third party capital. Therefore, we expect that our net premiums written will not grow as much as our gross premiums written, as we intend to share more of our risk with strategic capital partners.

Competitive conditions continue to impact worldwide insurance markets with greatest pressures impacting catastrophe exposed property and certain global specialty lines of business. We have observed greater competitiveness for large accounts compared to smaller risks. These competitive pressures have led to price reductions across most lines of business, with decreases in international markets generally more severe than those observed in the U.S. During the month of September, our industry experienced substantial natural catastrophe loss activity, comparable to full year levels incurred in 2005 and 2011, which were the highest catastrophe loss years on record. We believe markets conditions will remain uncertain through the end of the year and possibly beyond as carriers assess pricing, portfolio construction and account preferences. In this challenging market environment, we are focusing on lines and markets that remain adequately priced and we will continue to assess pricing adequacy as market conditions and trends evolve. Where necessary we also continue to shift our business mix toward smaller, less volatile risk accounts which we believe will enable us to achieve better, more stable attritional loss experience. In addition, our recent acquisition of Novae increases our scale and relevance in the London marketplace, and we expect to be well-positioned to capitalize on new opportunities and benefit from improved market conditions emerging through the international specialty insurance market, including Lloyd’s of London.

The reinsurance markets' trading environment remains challenging in the many of lines of business and geographical regions. The market continues to be influenced by excess capacity, strong balance sheets of established market participants and a consolidation of reinsurance purchasing. As noted above, our industry experienced substantial natural catastrophe loss activity during the month of September, which we believe will favorably impact pricing in our upcoming renewal cycle. The improvements will differ between lines of business and by geographical regions. These factors, combined with AXIS' customer-centric approach and opportunities in specific lines of business and geographies allow us to execute on our targeted growth strategy. We will continue to protect the quality and profitability of our existing book, targeting larger shares of the more attractive treaties, managing the overall volatility of our reinsurance book, and expanding our already strong group of strategic capital partners with whom to share our risks.

Non-GAAP Financial Measure

We present our results of operations in the way we believe will be most meaningful and useful to investors, analysts, rating agencies and others who use our financial information to evaluate our performance. Some of the measurements we use are "non-GAAP financial measures" under Securities and Exchange Commission rules and regulations. In this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), we present underwriting-related general and administrative expenses, consolidated underwriting income, non-GAAP operating income (in total and on a per share basis), amounts presented on a constant currency basis, and pre-tax total return on cash and investments excluding foreign exchange movements, which are “non-GAAP financial measures” as defined in SEC Regulation G. We believe that these non-GAAP measures, which may be defined and calculated differently by other companies, better explain and enhance the understanding of our results of operations. However, these measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP.

Underwriting-Related General and Administrative Expenses

Underwriting-related general and administrative expenses include those general and administrative expenses that are incremental and/or directly attributable to our individual underwriting operations. While this measure is presented in Item 1, Note 3 to the Consolidated Financial Statements 'Segment Information', it is considered a non-GAAP financial measure when presented elsewhere on a consolidated basis.

Corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As these costs are not incremental and/or directly attributable to our individual underwriting operations, we exclude them from underwriting-related general and administrative expenses and, therefore, consolidated underwriting income. Our total general and administrative expenses, the most comparable GAAP financial measure to underwriting-related general and administrative expenses, includes corporate expenses.

The reconciliation of underwriting-related general and administrative expenses to general and administrative expenses, the most comparable GAAP measure is presented in the 'Results of Operations'.

Consolidated Underwriting Income

Consolidated underwriting income is a pre-tax measure of underwriting profitability that takes into account net premiums earned and other insurance related income (losses) as revenues and net losses and loss expenses, acquisition costs and underwriting-related general and administrative costs as expenses. While this measure is presented in Item 1, Note 3 to the Consolidated Financial Statements 'Segment Information', it is considered a non-GAAP financial measure when presented elsewhere on a consolidated basis.

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

Bargain purchase gain reflects the excess of the fair value of the net identifiable assets acquired over the fair value of consideration transferred. The bargain purchase gain is unrelated to underwriting operations and for this reason it is excluded from consolidated underwriting income.

Transaction related expenses are driven by business decisions, the nature and timing of which are unrelated to the underwriting process and for this reason they are excluded from consolidated underwriting income.

We believe that presentation of underwriting-related general and administrative expenses and consolidated underwriting income provides investors with an enhanced understanding of our results of operations, by highlighting the underlying pre-tax profitability of our underwriting activities. The reconciliation of consolidated underwriting income to income before income taxes and interest in income (loss) of equity method investments, the most comparable GAAP measure is presented in the 'Results of Operations'.

Non-GAAP Operating Income

Non-GAAP operating income represents after-tax operational results without consideration of after-tax net realized investment gains (losses), foreign exchange losses (gains), bargain purchase gain, and transaction related expenses.

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

Foreign exchange losses (gains) in our Consolidated Statements of Operations are primarily driven by the impact of foreign exchange rate movements on net insurance related-liabilities. However, this movement is only one element of the overall impact of foreign exchange rate fluctuations on our financial position. In addition, we recognize unrealized foreign exchange losses (gains) on our available-for-sale investments in other comprehensive income and foreign exchange losses (gains) realized upon the sale of these investments in net realized investments gains (losses). These unrealized and realized foreign exchange losses (gains) generally offset a large portion of the foreign exchange losses (gains) reported separately in net income (loss), thereby minimizing the impact of foreign exchange rate movements on total shareholders' equity. As such, the Statement of Operations foreign exchange losses (gains) in isolation is not a fair representation of the performance of our business.

Bargain purchase gain reflects the excess of the fair value of the net identifiable assets acquired over the fair value of consideration transferred and is not indicative of future revenues of the company.

Transaction related expenses are primarily driven by business decisions, the nature and timing of which are unrelated to the underwriting process and which are not representative of underlying business performance.

Certain users of our financial statements evaluate earnings excluding after-tax net realized investment gains (losses), foreign exchange losses (gains), bargain purchase gain, and transaction related expenses to understand the profitability of recurring sources of income.

We believe that showing net income available to common shareholders exclusive of net realized gains (losses), foreign exchange losses (gains), bargain purchase gain, and transaction related expenses reflects the underlying fundamentals of our business. In addition, we believe that this presentation enables investors and other users of our financial information to analyze performance in a manner similar to how our management analyzes the underlying business performance. We also believe this measure follows industry practice and, therefore, facilitates comparison of our performance with our peer group. We believe that equity analysts and certain rating agencies that follow us, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons. The reconciliation of non-GAAP operating income to net income available to common shareholders, the most comparable GAAP measure is presented in the 'Results of Operations'.

Constant Currency Basis

We present gross premiums written, net premiums written and net premiums earned on a constant currency basis in this MD&A. The amounts presented on a constant currency basis are calculated by applying the average foreign exchange rate from the current year to the prior year amounts. We believe this presentation enables investors and other users of our financial information to analyze performance in a manner similar to how our management analyzes the underlying business performance. The reconciliation to gross premiums written, net premiums written and net premiums earned on a GAAP basis is presented in the 'Group Underwriting Results' section of this MD&A.

Pre-Tax Total Return on Cash and Investments excluding Foreign Exchange Movement

Pre-tax total return on cash and investments excluding foreign exchange movements measures net investment income (loss), net realized investments gains (losses), interest in income (loss) of equity method investments, and pre-tax change in unrealized gains (losses) generated by our average cash and investment balances. The reconciliation to pre-tax total return on cash and investments, the most comparable GAAP financial measure is presented in the 'Net Investment Income and Net Realized Investment Gains (Losses)'

section of this release. We believe this presentation enables investors and other users of our financial information to analyze the performance of our investments.

Results of Operations

	Three months ended September 30,			Nine months ended September 30,
	2017	% Change	2016	2017	% Change	2016

Underwriting revenues:
Net premiums earned	$1,017,131	9%	$934,415	$2,937,265	6%	$2,783,746
Other insurance related income (losses)	(3,197)	nm	5,944	(4,420)	nm	4,850
Underwriting expenses:
Net losses and loss expenses	(1,235,367)	132%	(532,328)	(2,447,640)	47%	(1,663,584)
Acquisition costs	(194,724)	3%	(189,810)	(588,879)	5%	(559,570)
Underwriting general and administrative expenses(1)	(96,696)	(15%)	(114,223)	(335,782)	(5%)	(352,632)
Underwriting Income (Loss)	$(512,853)		$103,998	$(439,456)		$212,810

Corporate expenses(1)	(27,933)	(3%)	(28,683)	(97,922)	13%	(86,922)
Net investment income	95,169	(19%)	116,923	299,899	16%	257,818
Net realized investment gains (losses)	14,632	nm	5,205	(14,811)	(63%)	(40,295)
Other (expenses) revenues, net	(45,345)	nm	956	(128,470)	nm	31,195
Bargain purchase gain	—	nm	—	15,044	nm	—
Transaction related expenses	(5,970)	nm	—	(5,970)	nm	—
Income (loss) before income taxes and interest in income (loss) of equity method investments	(482,300)		198,399	(371,686)		374,606
Income tax (expense) benefit	25,877		(9,352)	38,547		(7,712)
Interest in loss of equity method investments	(661)	nm	(2,434)	(8,402)	nm	(2,434)
Net income (loss)	$(457,084)		$186,613	$(341,541)		$364,460
Preferred share dividends	(10,656)	7%	(9,969)	(36,154)	21%	(29,906)
Net income (loss) available to common shareholders	$(467,740)	nm	$176,644	$(377,695)	nm	$334,554

Net realized investment gains (losses), net of tax(2)	$(11,975)		$(2,726)	$16,703		$42,667
Foreign exchange gains (losses), net of tax(3)	28,071		(13,229)	85,851		(67,771)
Bargain purchase gain(4)	—		—	(15,044)		—
Transaction related expenses, net of tax	5,749		—	5,749		—
Non-GAAP operating income (loss)	$(445,895)	nm	$160,689	$(284,436)	nm	$309,450

nm – not meaningful

(1)
Underwriting-related general and administrative expenses is a non-GAAP measure as defined in SEC Regulation G. The reconciliation to total general and administrative expenses, the most comparable GAAP measure, also included corporate expenses of ($27,933) and ($28,683) for the three months ended September 30, 2017 and 2016, respectively, and ($97,922) and ($86,922) for the nine months ended September 30, 2017 and 2016, respectively. Refer to 'Other (expenses) revenues, net' for additional information related to the corporate expenses. Also, refer to 'Non-GAAP Financial Measures' for additional information.

(2)
Tax cost (benefit) of $2,657 and $2,479 for the three months ended September 30, 2017 and 2016, respectively, and $1,892 and $2,372 for the nine months ended September 30, 2017 and 2016, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.

(3)
Tax cost (benefit) of ($4,439) and $566 for the three months ended September 30, 2017 and 2016, respectively, and $(4,242) and $2,010 for the nine months ended September 30, 2017 and 2016, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.

(4)	Tax impact is nil.

Non-GAAP Financial Measures

We also present non-GAAP operating income per diluted common share and annualized non-GAAP operating return on average common equity (“annualized non-GAAP operating ROACE”), which are derived from the non-GAAP operating income measure and can be reconciled to the most comparable GAAP financial measures as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Net income (loss) available to common shareholders	$(467,740)	$176,644	$(377,695)	$334,554
Non-GAAP operating income (loss)	(445,895)	160,689	(284,436)	309,450
Weighted average common shares and common share equivalents - diluted(1)	83,305	90,351	84,479	92,579

Earnings (loss) per common share - diluted	$(5.61)	$1.96	$(4.47)	$3.61
Non-GAAP operating income (loss) per common share - diluted	$(5.35)	$1.78	$(3.37)	$3.34

Average common shareholders’ equity	$4,898,698	$5,369,921	$4,912,998	$5,319,849

Annualized return on average common equity(2)	nm	13.2%	(10.3%)	8.4%
Annualized Non-GAAP operating return on average common equity(3)	nm	12.0%	(7.7%)	7.8%

nm – not meaningful

(1)	Refer to Item 1, Note 8 to our Consolidated Financial Statements 'Earnings per Common Share' for further details on the dilution calculation.

(2)
Return on average common equity ("ROACE") is calculated by dividing annualized net income available to common shareholders for the period by the average shareholders' equity determined by using the common shareholders' equity balances at the beginning and end of the period.

(3)	Non-GAAP operating ROACE, a non-GAAP financial measure as defined in SEC Regulation G, is calculated by dividing annualized operating income for the period by the average common shareholders' equity.

Underwriting Results

Total underwriting loss for the three months ended September 30, 2017 was $513 million, a decrease of $617 million compared to the underwriting income of $104 million for the three months ended September 30, 2016. The decrease in underwriting income was primarily driven by an increase in catastrophe and weather-related losses, a decrease in net favorable prior year reserve development, an increase in the current accident year loss ratio excluding catastrophe and weather-related losses, partially offset by a decrease in general and administrative expenses.

The reinsurance segment underwriting loss increased by $310 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. The decrease in underwriting income was primarily driven by an increase in catastrophe and weather-related losses, an increase in the current accident year loss ratio excluding catastrophe and weather-related losses and a decrease in net favorable prior year reserve development, partially offset by a decrease acquisition costs.

The insurance segment underwriting loss increased by $307 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. The decrease in underwriting income was primarily driven by an increase in catastrophe and weather-related losses, and a decrease in net favorable prior year reserve development.

Total underwriting loss in the nine months ended September 30, 2017 was $439 million, a decrease to underwriting income of $652 million compared to $213 million in the nine months ended September 30, 2016. The decrease in underwriting income was primarily driven by an increase in catastrophe and weather-related losses, an increase in the current accident year loss ratio excluding catastrophe and weather-related losses, decrease in net favorable prior year reserve development, partially offset by a decrease in general and administrative expenses.
The reinsurance segment underwriting income decreased by $352 million in the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. The decrease in underwriting income was primarily driven by an increase in catastrophe and weather-related losses, decrease in net favorable prior year reserve development, an increase in the current accident year loss ratio excluding catastrophe and weather-related losses, partially offset by a decrease in general and administrative expenses.
The insurance segment underwriting loss increased by $300 million in the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. The increase in underwriting income was primarily driven by an increase in catastrophe and weather-related losses, and an increase in acquisition costs.
Net Investment Income

Net investment income for the three and nine months ended September 30, 2017 was $95 million and $300 million, respectively, a decrease of $22 million and an increase of $42 million, respectively, compared to the three and nine months ended September 30, 2016 primarily attributable to our alternative investments portfolio.

Net Realized Investment Gains (Losses)

Net realized investment gains were $15 million for the three months ended September 30, 2017 compared to net realized investment gains of $5 million for for the same period of 2016. The net realized investment gains for the three months ended September 30, 2017 were mainly attributable to gains on sales of ETFs, partially offset by an other than temporary impairment ("OTTI") charge of $5 million. The net realized investment gains for the three months ended September 30, 2016 were attributable to sales of fixed income and equities which benefited from improved pricing in 2016.

Net realized investment losses were $15 million in the nine months ended September 30, 2017, compared to net realized investment losses of $40 million for the same period of 2016. The net realized investment losses for the nine months ended September 30, 2017 and 2016 were primarily attributable to foreign currency losses (net of forward contracts) on the sale of non-U.S. government and corporate debt securities as a result of the strengthening of the U.S. dollar and OTTI.

Corporate Expenses

Corporate expenses were $28 million for the three months ended September 30, 2017, compared to $29 million for the three months ended September 30, 2016. The decrease was primarily attributable to a decrease in performance related compensation costs and an increase in the allocation of corporate costs to the insurance and reinsurance segments, largely offset by an increase in personnel expenses.

Corporate expenses were $98 million for the nine months ended September 30, 2017 compared to $87 million in the same period in 2016. The increase was primarily attributable to an increase in personnel expenses.

Other Expenses (Revenues), Net

The foreign exchange losses of $33 million and $90 million for the three and nine months ended September 30, 2017, respectively, were primarily attributable to the impact of the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities mainly denominated in pound sterling and euro. For the nine months ended September 30, 2017 compared to the same period in 2016, foreign exchange losses also included the reclass of the cumulative translation adjustment of $24 million related to the wind-down of AXIS Specialty Australia from accumulated other comprehensive income to foreign exchange losses.

The foreign exchange gains of $14 million and $70 million for the three and nine months ended September 30, 2016, respectively, were primarily driven by the impact of the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities mainly denominated against the pound sterling.

The financial results for the three and nine months ended September 30, 2017 resulted in a tax benefit of $26 million and $39 million, respectively. The tax benefit of $26 million recognized in the three months ended September 30, 2017 was primarily driven by an underwriting loss recognized in our U.S. operations. The tax benefit of $39 million recognized in the nine months ended September 30, 2017 was primarily driven by an underwriting loss recognized in our U.S. operations, share based compensation excess tax benefits which were recognized in the income statement, and a tax adjustment related to the bargain purchase gain recognized in connection with the acquisition of Aviabel.

The financial results for the three and nine months ended and 2016 resulted in a tax expense of $9 million and $8 million, respectively, was primarily driven by the generation of consolidated pre-tax net income in our European operations.

Bargain Purchase Gain

On April 1, 2017, the Company acquired general aviation insurer and reinsurer, Aviabel. The purchase price was allocated to the acquired assets and liabilities of Aviabel based on estimated fair values on the closing date and a bargain purchase gain of $15 million was recognized in the nine months ended September 30, 2017.

Transaction Related Expenses

The Company incurred transaction related expenses including due diligence, legal, accounting, and investment banking fees and expenses, as well as integration expenses of $6 million in the three months ended September 30, 2017 related to the acquisition of Novae. In addition, the Company was contractually obligated to pay investment banking fees on the closing date of the transaction. The Company expects substantially all of the integration costs related to the acquisition to be incurred in 2018. In addition, the Company expects to begin realizing cost savings in 2018.

Interest in Loss of Equity Method Investments

Interest in loss of equity method investments was $1 million and $8 million for the three and nine months ended September 30, 2017, respectively. The nine months ended September 30, 2017 included impairment losses of $9 million related to an investment in a U.S. based insurance company, partially offset by income of $1 million related to the Company’s aggregate share of profits in a company in which it has significant influence over the operating and financial policies.

Financial Measures

We believe the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

	Three months ended and at September 30,		Nine months ended and at September 30,
	2017	2016	2017	2016

ROACE (annualized)(1)	nm	13.2%	(10.3%)	8.4%
Non-GAAP operating ROACE (annualized)(2)	nm	12.0%	(7.7%)	7.8%
Diluted book value per common share(3)	$55.33	$59.77	$55.33	$59.77
Cash dividends declared per common share	0.38	0.35	1.14	1.05
Increase (decrease) in diluted book value per common share adjusted for dividends	$(4.74)	$2.50	$(1.80)	$6.74

nm – not meaningful
(1) Return on average common equity (“ROACE”) is calculated by dividing annualized net income available to common shareholders for the period by the average shareholders’ equity determined by using the common shareholders’ equity balances at the beginning and end of the period.
(2) Non-GAAP operating ROACE is calculated by dividing annualized operating income for the period by the average common shareholders’ equity determined by using the common shareholders’ equity balances at the beginning and end of the period. Annualized non-GAAP operating ROACE is a non-GAAP financial measure as defined in SEC Regulation G. The reconciliation to ROACE, the most comparable GAAP measure, is presented in the 'Results of Operations'.
(3) Diluted book value per common share represents total common shareholders’ equity divided by the number of common shares and diluted common share equivalents outstanding, determined using the treasury stock method. Cash settled awards are excluded from the denominator.
Return on Equity
ROACE reflects the impact of net income attributable to common shareholders including net realized investment gains (losses), foreign exchange losses (gains), a bargain purchase gain related to the acquisition of Aviabel, and transaction related expenses associated with the acquisition of Novae.
The decrease in ROACE for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, was primarily driven by a decrease in underwriting income and net investment income together with foreign exchange losses, partially offset by a tax benefit compared to a tax expense in 2016 and an increase in net realized investment gains .
The decrease in ROACE in the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, was primarily driven by a decrease in underwriting income and foreign exchange losses, partially offset by a tax benefit compared to a tax expense in 2016, an increase in net investment income, a decrease in net realized investment losses, and the bargain purchase gain.
Non-GAAP operating ROACE excludes the impact of net realized investment gains (losses), foreign exchange losses (gains), the bargain purchase gain and transaction related expenses.
The decrease in non-GAAP operating ROACE for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, was primarily driven by a decrease in underwriting income and net investment income partially offset by a tax benefit compared to a tax expense in 2016.
The decrease in non-GAAP operating ROACE in the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, was primarily driven by a decrease in underwriting income, partially offset by a tax benefit compared to a tax expense in 2016 and an increase in net investment income.

Diluted Book Value per Common Share
Diluted book value per common share decreased by 7% to $55.33 at September 30, 2017, from $59.77 at September 30, 2016, which primarily reflected net losses attributable to common shareholders generated over the past twelve months of $247 million and common share dividends declared.

Cash Dividends Declared per Common Share
We believe in returning excess capital to our shareholders by way of dividends (as well as share repurchases) accordingly, our dividend policy is an integral part of the value we create for our shareholders. Our cumulatively strong earnings have permitted our Board of Directors to approve thirteen successive increases in quarterly common share dividends.
Diluted Book Value per Common Share Adjusted for Dividends
Diluted book value per common share adjusted for dividends decreased by $4.74 or 8% per common share for the three months ended September 30, 2017, by $1.80 or 3% per common share for the nine months ended September 30, 2017, and $2.92, or 5%, per common share over the past twelve months.
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

During the three and nine months ended September 30, 2017, respectively, the decrease in diluted book value per common share adjusted for dividends was primarily attributable to net loss generated in both periods and common share dividends declared, partially offset by an increase in unrealized gains on investments reported in accumulated other comprehensive income.

During the three and nine months ended September 30, 2016, respectively, total value created consisted primarily of net income and an increase in unrealized gains on investments reported in accumulated other comprehensive income, partially offset by common share dividends declared.

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

	Three months ended September 30,			Nine months ended September 30,
	2017	% Change	2016	2017	% Change	2016

Revenues:
Gross premiums written	$1,185,574	24%	$959,962	$4,459,772	5%	$4,239,558
Net premiums written	832,743	40%	595,431	3,297,718	—%	3,288,587
Net premiums earned	1,017,131	9%	934,415	2,937,265	6%	2,783,746
Other insurance related income (losses)	(3,197)	nm	5,944	(4,420)	nm	4,850

Expenses:
Current year net losses and loss expenses	(1,283,135)		(608,347)	(2,591,135)		(1,887,715)
Prior year reserve development	47,768		76,019	143,495		224,131
Acquisition costs	(194,724)		(189,810)	(588,879)		(559,570)
Underwriting-related general and administrative
expenses(1)	(96,696)		(114,223)	(335,782)		(352,632)

Underwriting income (loss)(2)	$(512,853)	nm	$103,998	$(439,456)	nm	$212,810

General and administrative expenses(1)	$124,629		$142,906	$433,704		$439,554
Income (loss) before income taxes and interest in income (loss) of equity method investments(2)	$(482,300)		$198,399	$(371,686)		$374,606

nm – not meaningful

(1)
Underwriting-related general and administrative expenses is a non-GAAP measure as defined in SEC Regulation G. The reconciliation to general and administrative expenses, the most comparable GAAP measure, is presented in the 'Results of Operations', which is included in the 'Executive Summary' section of this MD&A.

(2)
Group (or consolidated) underwriting income (loss) is a non-GAAP financial measure as defined in SEC Regulation G. The reconciliation to net income (loss before tax and interest in income (loss) of equity investments), the most comparable GAAP measure, is presented in the "Results of Operations', which is included in the 'Executive Summary' section of this MD&A.

UNDERWRITING REVENUES

Gross and net premiums written, by segment, were as follows:

	Gross Premiums Written
	Three months ended September 30,			Nine months ended September 30,
	2017	% Change	2016	2017	% Change	2016

Insurance	$744,366	10%	$675,430	$2,234,395	6%	$2,112,796
Reinsurance	441,208	55%	284,532	2,225,377	5%	2,126,762
Total	$1,185,574	24%	$959,962	$4,459,772	5%	$4,239,558

Constant currency(3)	$1,188,100	24%	$959,962	$4,522,500	7%	$4,239,558

% ceded
Insurance	33%	(3) pts	36%	31%	(1) pts	32%
Reinsurance	25%	(18) pts	43%	21%	8 pts	13%
Total	30%	(8) pts	38%	26%	4 pts	22%

	Net Premiums Written
	Three months ended September 30,			Nine months ended September 30,
	2017	% Change	2016	2017	% Change	2016

Insurance	$500,022	15%	$433,131	$1,533,029	7%	$1,433,058
Reinsurance	332,721	105%	162,300	1,764,689	(5%)	1,855,529
Total	$832,743	40%	$595,431	$3,297,718	—%	$3,288,587

Constant currency(3)	$835,600	40%	$595,431	$3,360,300	2%	$3,288,587

(3)
Amounts presented on a constant currency basis are non-GAAP financial measures as defined in SEC Regulation G. The constant currency basis is calculated by applying the average foreign exchange rate from the current year to the prior year balance.

Gross Premiums Written:

Gross premiums written for the three and nine months ended September 30, 2017 increased by $226 million or 24% ($228 million or 24% on a constant currency basis) and $220 million or 5% ($283 million or 7% on a constant currency basis), respectively, compared to the three and nine months ended September 30, 2016, respectively. The increase for the three and nine months ended September 30, 2017 compared to the same periods in 2016, was due to an increase in both the insurance and reinsurance segments.

The reinsurance segment's gross premiums written increased by $157 million or 55% ($160 million or 56% on a constant currency basis) and $99 million or 5% ($150 million or 7% on a constant currency basis) for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016.

The increase in the reinsurance segment gross premiums written for the three months ended September 30, 2017 compared to the same period of 2016, was primarily driven by our liability, catastrophe, property and motor lines. The increase in our liability lines was due to timing differences. The increase in our catastrophe lines was largely due to reinstatement premiums associated with the third quarter catastrophe losses. The increase in our property and motor lines was primarily driven by new business. Timing differences also contributed to the increase in premiums written in our motor lines.

The increase for the nine months ended September 30, 2017 compared to the same period in 2016, was primarily driven by our catastrophe, agriculture, property and motor lines, partially offset by a decrease in our credit and surety lines. The increase in our catastrophe and property lines was driven by new business. Favorable premium adjustments and reinstatement premiums contributed to the increase in premiums written in our catastrophe and agriculture lines. The increase in our motor lines was driven by new business and favorable premium adjustments, partially offset by a lower level of premiums written on a multi-year basis during 2017 compared to 2016, together with the impact of foreign exchange movements. The decrease in our credit and surety lines was primarily due to a lower level of premiums written on a multi-year basis.

The insurance segment's gross premiums written increased by $69 million or 10% and $122 million or 6% ($133 million on a constant currency basis) for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016.

The increase in the insurance segment gross premiums written for the three months ended September 30, 2017 was attributable to our liability lines, and our credit and political risk lines driven by new business opportunities, together with an increase in our aviation lines associated with our recent acquisition of Aviabel. These increases were partially offset by a reduction in premiums written in our property lines following our exit from some U.S. retail insurance operations last year.

The increase in the nine months ended September 30, 2017 was attributable to our liability, accident and health lines and our professional lines, primarily driven by new business opportunities, together with an increase in our aviation lines associated with our recent acquisition of Aviabel. These increases were partially offset by a decrease in premiums written in our property lines following our exit from some U.S. retail insurance operations last year.

Ceded Premiums Written:

Ceded premiums written for the three and nine months ended September 30, 2017 were $353 million or 30% and $1.2 billion or 26% of gross premiums written, respectively, compared to $365 million or 38% and $951 million or 22% of gross premiums written for the three and nine months ended September 30, 2016, respectively. The decrease in the ratio of ceded premiums written to gross premiums written for the three months ended September 30, 2017 and increase for the nine months ended September 30, 2017, compared to the same period in 2016, was primarily attributable to the reinsurance segment.

The decrease in the reinsurance segment ratio of ceded premiums written to gross premiums written for the three months ended September 30, 2017 compared to the same period in 2016, was primarily due to an increase in gross premiums written in the quarter together with a decrease in premiums ceded to our strategic capital partners. The decrease in premiums ceded was attributable to our professional and liability lines, partially offset by an increase in premiums ceded in our catastrophe lines.

The increase in the reinsurance segment ratio of ceded premiums written to gross premiums written for the nine months ended September 30, 2017 compared to the same period in 2016, primarily due to an increase in premiums ceded in our catastrophe, agriculture, credit and surety lines as well as our liability lines, partially offset by an increase in gross premiums written.

In June 2017, the Company obtained catastrophe protection for its insurance and reinsurance segments through a reinsurance agreement with Northshore Re II Limited ("Northshore"). In connection with the reinsurance agreement, Northshore issued notes to unrelated investors in an amount equal to the full $350 million of coverage provided under the reinsurance agreement covering a three year period. At the time of the agreement, the Company performed an evaluation of Northshore to determine if it meets the definition of a variable interest entity ("VIE"). The Company concluded that Northshore is a VIE but that the Company does not have a variable interest in the entity, as the variability in results is expected to be absorbed entirely by the investors in Northshore. Accordingly, Northshore is not consolidated in the Company's consolidated financial statements. The premium ceded to Northshore during the nine months ended September 30, 2017 was $27 million.

Net Premiums Earned:

Net premiums earned by segment were as follows:

	Three months ended September 30,					Nine months ended September 30,
	2017		2016		% Change	2017		2016		% Change

Insurance	$496,004	49%	$444,691	48%	12%	$1,448,270	49%	$1,322,649	48%	9%
Reinsurance	521,127	51%	489,724	52%	6%	1,488,995	51%	1,461,097	52%	2%
Total	$1,017,131	100%	$934,415	100%	9%	$2,937,265	100%	$2,783,746	100%	6%

Constant currency(3)	$1,027,050		$934,415		10%	$2,999,050		$2,783,746		8%

(3)
Amounts presented on a constant currency basis are non-GAAP financial measures as defined in SEC Regulation G. The constant currency basis is calculated by applying the average foreign exchange rate from the current year to the prior year balance.

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in premium earning patterns.

Net premiums earned for the three and nine months ended September 30, 2017 increased by $83 million or 9% ($93 million or 10% on a constant currency basis) and $154 million or 6% ($215 million or 8% on a constant currency basis), respectively, compared to the three and nine months ended September 30, 2016, respectively. The increases for both periods compared to the same periods in 2016, were driven by increases in both the insurance and reinsurance segments.

The increase in net premiums earned in the insurance segment for the three and nine months ended September 30, 2017 compared to the same periods in 2016, were driven by strong premium growth in our accident and health lines, as well as our aviation lines in recent periods, together with a decrease in ceded premiums earned in our property lines. Net premiums earned for the nine months ended September 30, 2017 was also impacted by strong premium growth in our property lines in recent periods.

The increase in net premiums earned in the reinsurance segment for the three months ended September 30, 2017 compared to the same periods in 2016, was primarily driven by strong premium growth in our motor lines, as well as favorable reinstatement premiums impacting our catastrophe lines, and favorable premium estimate adjustments impacting our agriculture lines, partially offset by an increase in ceded premiums earned in our catastrophe, agriculture and professional lines, as well as a decrease in gross premium earned in our professional lines.

The increase in net premiums earned in the reinsurance segment for the nine months ended September 30, 2017, compared to the same periods in 2016, driven by an increase in gross premium earned in our motor and agriculture lines, partially offset by an increase in ceded premiums earned in our agriculture and professional lines, together with a decrease in gross premiums earned in our professional lines.

Other Insurance Related Income (Losses):

Other insurance related losses was $3 million for the three months ended September 30, 2017, compared to other insurance related income of $6 million for the same period in 2016. The decrease in other insurance related income of $9 million was driven by the reinsurance segment and reflected a decrease in profit commissions associated with retrocessional agreements with strategic capital partner related to the third quarter catastrophe losses.

Other insurance related losses for the nine months ended September 30, 2017 was $4 million, compared to other insurance related income of $5 million for the same period in 2016. The decrease in other insurance related income of $9 million was driven by the reinsurance segment and reflected net realized losses on our weather and commodities derivative portfolio partially offset by fees from our strategic capital partners.

UNDERWRITING EXPENSES

The following table provides a breakdown of our combined ratio:

	Three months ended September 30,			Nine months ended September 30,
	2017	% Point Change	2016	2017	% Point Change	2016

Current accident year loss ratio	126.2%	61.1	65.1%	88.2%	20.4	67.8%
Prior year reserve development	(4.7%)	3.4	(8.1%)	(4.9%)	3.1	(8.0%)
Acquisition cost ratio	19.1%	(1.2)	20.3%	20.0%	(0.1)	20.1%
General and administrative expense ratio(1)	12.3%	(3.0)	15.3%	14.8%	(1.0)	15.8%
Combined ratio	152.9%	60.3	92.6%	118.1%	22.4	95.7%

(1)
The general and administrative expense ratio includes corporate expenses not allocated to reportable segments of 2.7% and 3.1% for the three months ended September 30, 2017 and 2016, respectively, and 3.3% and 3.1% for the six months ended September 30, 2017 and 2016, respectively. These costs are further discussed in the ‘Other Expenses (Revenues), Net’ section.

Current Accident Year Loss Ratio:

The current accident year loss ratio increased to 126.2% and 88.2% for the three and nine months ended September 30, 2017, respectively, from 65.1% and 67.8% for the three and nine months ended September 30, 2016, respectively.

The increase in the current accident year loss ratio for the three and nine months ended September 30, 2017 compared to the same period in 2016, was impacted by a higher level of catastrophe and weather-related losses. During the three and nine months ended September 30, 2017 we incurred pre-tax catastrophe and weather-related losses, net of reinstatement premiums, of $617 million or 61.4 points and $702 million or 24.1 points, respectively, primarily attributable to Hurricanes Harvey, Irma and Maria, the two earthquakes in Mexico and U.S. weather-related events. Comparatively, during the three and nine months ended September 30, 2016 we incurred pre-tax catastrophe and weather-related losses, net of reinstatement premiums of $22 million, or 2.3 points, and $145 million, or 5.3 points, respectively.

After adjusting for the impact of the catastrophe and weather-related losses, our current accident year loss ratio for the three and nine months ended September 30, 2017 was 64.8% and 64.1%, respectively, compared to 62.8% and 62.5% in the three and nine months ended September 30, 2016, respectively.

The increase in the current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses for the three months ended September 30, 2017 compared to the same period in 2016, was mainly due to higher attritional losses in our insurance property lines, higher mid-size loss experience in our reinsurance credit and surety lines, the ongoing impact of the Ogden rate change on our reinsurance motor lines together with the adverse impact on rate and trend.

The increase in the current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses for the nine months ended September 30, 2017 compared to the same period in 2016, was mainly due to higher loss experience in our insurance and reinsurance property lines, the adverse impact on rate and trend and the ongoing impact of the Ogden rate change on our reinsurance motor lines.

For further discussion on current accident year loss ratios, refer to the insurance and reinsurance segment discussions below.

Estimates of Significant Catastrophe Events

Our September 30, 2017 net reserves for losses and loss expenses includes estimated amounts for numerous catastrophe events. We caution that the magnitude and/or complexity of losses arising from certain of these events, in particular Hurricanes Harvey, Irma and Maria and the two earthquakes in Mexico as well as Hurricane Matthew, the Fort McMurray wildfires, Storm Sandy, the 2011 Japanese earthquake and tsunami, the 2010-11 New Zealand earthquakes and the Tianjin port explosion, inherently increases the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserves for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.

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

Prior Year Reserve Development:

Our favorable prior year reserve development was the net result of several underlying reserve developments on prior accident years, identified during our quarterly reserve review process. The following table provides a breakdown of prior year reserve development by segment:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Insurance	$2,603	$20,688	$30,740	$43,181
Reinsurance	45,165	55,331	112,755	180,950
Total	$47,768	$76,019	$143,495	$224,131

Overview

Our short tail business includes the underlying exposures in our property and other, marine and aviation reserve classes within our insurance segment, and the property and other reserve class within our reinsurance segment. Development from these classes contributed $5 million and $41 million of net favorable prior year reserve development for the three and nine months ended September 30, 2017, respectively. These short-tail lines contributed $41 million and $116 million of net favorable prior year reserve development for the three and nine months ended September 30, 2016, respectively. The net favorable development for these classes primarily reflected the recognition of better than expected loss emergence.

Our medium-tail business consists primarily of professional insurance and reinsurance reserve classes, credit and political risk insurance reserve class, and credit and surety reinsurance reserve class. For the three months ended September 30, 2017, the professional reinsurance reserve class contributed net favorable prior year reserve development of $9 million. For the nine months ended September 30, 2017, the professional insurance and reinsurance reserve classes contributed net favorable prior year reserve development of $54 million. For the three and nine months ended September 30, 2017 the credit and surety reinsurance reserve class recorded net favorable prior year reserve development of $17 million and $18 million, respectively. This net favorable prior year reserve development reflected the recognition of generally better than expected loss emergence.

For the three and nine months ended September 30, 2016, the professional reserve classes contributed net favorable prior year reserve development of $12 million and $28 million, respectively. The net favorable prior year reserve development on these reserve classes reflected the generally favorable experience as we continued to transition to more experience based methods.

Our long-tail business consists primarily of liability and motor reserve classes. For the nine months ended September 30, 2017, the liability reinsurance reserve class contributed net favorable prior year reserve development of $40 million. For the three and nine months ended and September 30, 2016, the liability reinsurance reserve class contributed net favorable prior year development of $10 million and $32 million, respectively. The net favorable prior year reserve development for our liability reinsurance reserve class in both years primarily reflected the progressively increased weight given by management to experience based indications on older accident years, which has generally been favorable. For the nine months ended September 30, 2017, the liability insurance reserve class recorded net adverse prior year reserve development of $6 million, primarily attributable to reserve strengthening within our run-off Bermuda excess casualty book of business.

For the three and nine months ended September 30, 2017, the motor reinsurance reserve class recorded net favorable prior year reserve development of $16 million and net adverse prior year reserve development of $4 million, respectively. For the three months ended September 30, 2017, the net favorable prior year reserve development related to favorable loss emergence trends on several classes of business spanning multiple accident years. For the nine months ended, the net adverse prior year development was driven by the U.K. Ministry of Justice’s recent announcement of a decrease in the discount rate used to calculate lump sum awards in U.K. bodily injury cases, known as the Ogden rate. Effective March 20, 2017, the Ogden rate changed from plus 2.5% to minus 0.75%. For the three and nine months ended September 30, 2016, the motor reinsurance reserve class contributed $7 million and $40 million, respectively, of net favorable prior year reserve development related to favorable loss emergence trends on several classes of business spanning multiple accident years.

We caution that conditions and trends that impacted the development of our liabilities in the past may not necessarily occur in the future.

The following sections provide further details on prior year reserve development by segment, reserving class and accident year.

Insurance Segment:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Property and other	$432	$10,061	$4,434	$24,048
Marine	2,461	4,682	17,957	8,382
Aviation	(831)	517	(4,344)	437
Credit and political risk	(18)	(25)	(53)	(232)
Professional lines	(261)	3,378	18,489	8,956
Liability	820	2,075	(5,743)	1,590
Total	$2,603	$20,688	$30,740	$43,181

For the three months ended September 30, 2017 we recognized $3 million of net favorable prior year reserve development, the principal component of which was:

•	$2 million of net favorable prior year reserve development on marine business, primarily related to accident year 2015 and primarily driven by better than expected development.

For the three months ended September 30, 2016 we recognized $21 million of net favorable prior year reserve development, the principal components of which were:

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

For the nine months ended September 30, 2017 we recognized $31 million of net favorable prior year reserve development, the principal components of which were:

•
$18 million of net favorable prior year reserve development on professional lines business, primarily related to accident years 2013 and 2014 due to the recognition of better than expected development.

•	$18 million of net favorable prior year reserve development on marine business, primarily related to accident years 2013, 2015 and 2016 driven by better than expected loss emergence.

•
$6 million of net adverse prior year development on liability lines, primarily attributable to reserve strengthening on two large claims within our run-off Bermuda excess casualty book of business impacting 2014 and prior accident years.

For the nine months ended September 30, 2016 we recognized $43 million of net favorable prior year reserve development, the principal components of which were:

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

Reinsurance Segment:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Property and other	$3,041	$25,831	$22,482	$83,522
Credit and surety	16,838	3,900	18,361	6,761
Professional lines	8,918	8,761	35,764	18,918
Motor	15,653	6,653	(3,963)	39,794
Liability	715	10,186	40,111	31,955
Total	$45,165	$55,331	$112,755	$180,950

For the three months ended September 30, 2017 we recognized $45 million of net favorable prior year reserve development, the principal components of which were:

•	$17 million of net favorable prior year reserve development on credit and surety, primarily related to accident years 2012 through 2015 driven by better than expected loss emergence.

•
$16 million of net favorable prior year reserve development on motor business, due to better than expected loss emergence emanating from all accident years, partially offset by the adverse impact of the recent change in Ogden rate.

•	$9 million of net favorable prior year reserve development on professional lines business, primarily related to earlier accident year 2009 for reasons discussed in the overview.

For the three months ended September 30, 2016 we recognized $55 million of net favorable prior year reserve development, the principal components of which were:

•
$26 million of net favorable prior year reserve development on property and other business, related to 2011 through 2015 accident years driven by better than expected loss emergence including a reserve reduction of $7 million related to Storm Sandy.

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

For the nine months ended September 30, 2017 we recognized $113 million of net favorable prior year reserve development, the principal components of which were:

•	$40 million of net favorable prior year reserve development on liability business, primarily related to accident years 2008 through 2010, for reasons discussed in the overview.

•	$36 million of net favorable prior year reserve development on professional lines business, primarily related to accident years 2008 through 2012, for reasons discussed in the overview.

•
$22 million of net favorable prior year reserve development on property and other business, primarily related to 2013, 2014 and 2016 accident years driven by overall better than expected loss emergence.

•	$18 million of net favorable prior year reserve development on credit and surety business, primarily related to accident year 2012 driven by better than expected loss emergence.

•
$4 million of net adverse prior year reserve development on motor business related to the impact of the recent change in Ogden rate, largely offset by continued better than expected loss emergence spanning multiple accident years.

For the nine months ended September 30, 2016 we recognized $181 million of net favorable prior year reserve development, the principal components of which were:

•	$84 million of net favorable prior year reserve development on property and other business, primarily related to the 2010 through 2015 accident years driven by better than expected loss emergence.

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

Acquisition Cost Ratio:

The acquisition cost ratio decreased to 19.1% and 20.0% for the three and nine months ended September 30, 2017, respectively, from 20.3% and 20.1% in the three and nine months ended September 30, 2016, respectively, driven by our reinsurance segment and primarily attributable to changes in business mix.

General and Administrative Expense Ratio:

The general and administrative expense ratio decreased to 12.3% and 14.8%for the three and nine months ended September 30, 2017, from 15.3% and 15.8% in the three and nine months ended September 30, 2016 respectively, primarily reflecting a decrease in performance related compensation costs and an increase in fees from strategic capital partners.

RESULTS BY SEGMENT

INSURANCE SEGMENT

Results from our insurance segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2017	% Change	2016	2017	% Change	2016

Revenues:
Gross premiums written	$744,366	10%	$675,430	$2,234,395	6%	$2,112,796
Net premiums written	500,022	15%	433,131	1,533,029	7%	1,433,058
Net premiums earned	496,004	12%	444,691	1,448,270	9%	1,322,649
Other insurance related income (losses)	526	nm	39	1,077	nm	(57)

Expenses:
Current year net losses and loss expenses	(631,468)		(293,914)	(1,272,235)		(896,952)
Prior year reserve development	2,603		20,688	30,740		43,181
Acquisition costs	(74,231)		(61,755)	(223,665)		(184,982)
General and administrative expenses	(75,038)		(84,588)	(253,308)		(252,652)

Underwriting income (loss)	$(281,604)	nm	$25,161	$(269,121)	nm	$31,187

Ratios:		% Point Change			% Point Change
Current accident year loss ratio	127.3%	61.2	66.1%	87.8%	20.0	67.8%
Prior year reserve development	(0.5%)	4.2	(4.7%)	(2.1%)	1.1	(3.2%)
Acquisition cost ratio	15.0%	1.1	13.9%	15.4%	1.4	14.0%
General and administrative expense ratio	15.1%	(4.0)	19.1%	17.6%	(1.4)	19.0%
Combined ratio	156.9%	62.5	94.4%	118.7%	21.1	97.6%

nm – not meaningful

Gross Premiums Written:

The following table provides gross premiums written by line of business:

	Three months ended September 30,					Nine months ended September 30,
	2017		2016		% Change	2017		2016		% Change

Property	$154,882	19%	$164,605	25%	(6%)	$498,127	22%	$522,380	24%	(5%)
Marine	42,483	6%	33,677	5%	26%	182,005	8%	191,298	9%	(5%)
Terrorism	12,147	2%	9,394	1%	29%	34,470	2%	28,090	1%	23%
Aviation	23,814	3%	9,684	1%	nm	59,434	3%	37,111	2%	60%
Credit and Political Risk	19,793	3%	5,423	1%	nm	51,105	2%	34,299	2%	49%
Professional Lines	213,009	29%	204,926	30%	4%	612,597	27%	590,417	28%	4%
Liability	131,975	18%	108,447	16%	22%	359,304	16%	310,797	15%	16%
Accident and Health	146,263	20%	139,274	21%	5%	437,353	20%	398,404	19%	10%
Total	$744,366	100%	$675,430	100%	10%	$2,234,395	100%	$2,112,796	100%	6%

Constant currency(1)	$743,500		$675,430		10%	$2,245,400		$2,112,796		6%

nm – not meaningful

(1)
Amounts presented on a constant currency basis are non-GAAP financial measures as defined in SEC Regulation G. The constant currency basis is calculated by applying the average foreign exchange rate from the current year to the prior year balance.

Gross premiums written for the three months ended September 30, 2017 increased by $69 million or 10% compared to the three months ended September 30, 2016. The increase in gross premiums written was attributable to our liability lines, and our credit and political risk lines driven by new business opportunities, together with an increase in our aviation lines associated with our recent acquisition of Aviabel. These increases were partially offset by a reduction in premiums written in our property lines following our exit from some retail insurance operations in the U.S. last year.

Gross premiums written for the nine months ended September 30, 2017 increased by $122 million or 6% compared to the nine months ended September 30, 2016. The increase in gross premiums written was attributable to our liability, our accident and health lines, and our professional lines primarily driven by new business opportunities, together with an increase in our aviation lines associated with our recent acquisition of Aviabel. These increases were partially offset by a reduction in premiums written in our property lines following our exit from some U.S. retail insurance operations last year.

Ceded Premiums Written:

Ceded premiums written for the three and nine months ended September 30, 2017 were $244 million or 33% of gross premiums written and $701 million or 31% of gross premiums written, respectively, compared to $242 million or 36% of gross premiums written and $680 million or 32% of gross premiums written for the three and nine months ended September 30, 2016, respectively.

The decrease in the ratio of ceded premiums written to gross premiums written for the three and nine months ended September 30, 2017 compared to the same periods in 2016, was primarily due to an increase in gross premiums written together with a decrease in premiums ceded in our property lines, partially offset by an increase in premiums ceded in our liability lines.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended September 30,					Nine months ended September 30,
	2017		2016		% Change	2017		2016		% Change

Property	$116,771	22%	$106,578	25%	10%	$355,392	24%	$312,804	23%	14%
Marine	34,217	7%	36,218	8%	(6%)	108,822	8%	113,693	9%	(4%)
Terrorism	8,790	2%	8,276	2%	6%	25,577	2%	26,011	2%	(2%)
Aviation	22,500	5%	9,015	2%	nm	53,265	4%	33,528	3%	59%
Credit and Political Risk	9,073	2%	12,274	3%	(26%)	29,957	2%	42,661	3%	(30%)
Professional Lines	126,946	26%	126,574	28%	—%	379,426	26%	386,241	29%	(2%)
Liability	48,135	10%	42,205	9%	14%	134,467	9%	126,429	10%	6%
Accident and Health	129,572	26%	103,551	23%	25%	361,364	25%	281,282	21%	28%
Total	$496,004	100%	$444,691	100%	12%	$1,448,270	100%	$1,322,649	100%	9%

Constant currency(1)	$497,350		$444,691		12%	$1,458,850		$1,322,649		10%

nm - not meaningful

(1)
Amounts presented on a constant currency basis are non-GAAP financial measures as defined in SEC Regulation G. The constant currency basis is calculated by applying the average foreign exchange rate from the current year to the prior year balance.

Net premiums earned for the three and nine months ended September 30, 2017 increased by $51 million or 12%, and $126 million or 9% ($136 million or 10% on a constant currency basis) compared to the three and nine months ended September 30, 2016, respectively.

The increase for the three and nine months ended September 30, 2017 compared to the same periods in 2016, was driven by strong premium growth in our accident and health lines as well as our aviation lines in recent periods, together with a decrease in ceded premiums earned in our property lines. Net premiums earned for the nine months ended September 30, 2017, was also impacted by strong premium growth in our property lines in recent periods.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended September 30,			Nine months ended September 30,
	2017	% Point Change	2016	2017	% Point Change	2016

Current accident year	127.3%	61.2	66.1%	87.8%	20.0	67.8%
Prior year reserve development	(0.5%)	4.2	(4.7%)	(2.1%)	1.1	(3.2%)
Loss ratio	126.8%	65.4	61.4%	85.7%	21.1	64.6%

Current Accident Year Loss Ratio:

The current accident year loss ratios increased to 127.3% and 87.8% for the three and nine months ended September 30, 2017, respectively, from 66.1% and 67.8% for the three and nine months ended September 30, 2016, respectively.

The increase in the current accident year loss ratios for the three and nine months ended September 30, 2017 compared to the same period in 2016, was impacted by a higher level of catastrophe and weather-related losses. During the three and nine months ended September 30, 2017 we incurred $317 million, or 64.0 points, and $379 million, or 26.1 points, respectively, in pre-tax catastrophe and weather-related losses, primarily attributable to Hurricanes Harvey, Irma and Maria and the two earthquakes in Mexico and U.S. weather-related events. Comparatively, during the three and nine months ended September 30, 2016, we incurred $15 million, or 3.3 points, and $73 million, or 5.5 points, respectively.

After adjusting for the impact of the catastrophe and weather-related losses, our current accident year loss ratio for the three and nine months ended September 30, 2017 was 63.3% and 61.7%, respectively, compared to 62.8% and 62.3% for the three and nine months ended September 30, 2016, respectively.

The increase in the current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses for the three months ended September 30, 2017 compared to the same period in 2016, was principally due to an increase in attritional loss experience in our property lines, together with the adverse impact of rate and trend, partially offset by changes in business mix.

The decrease in the current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses for the nine months ended September 30, 2017 compared to the same period in 2016, was principally due to the recognition of better than expected attritional loss experience in our professional lines, partially offset by the adverse impact of rate and trend.

Refer to the ‘Prior Year Reserve Development’ section for further details.

Acquisition Cost Ratio:

The acquisition cost ratio increased to 15.0% and 15.4% for the three and nine months ended September 30, 2017, respectively, from 13.9% and 14.0% for the three and nine months ended September 30, 2016, respectively, attributable to changes in business mix in our accident and health lines. In addition, for the three months ended September 30, 2017 the increase in the acquisition cost ratio was related to an increase in variable acquisition costs associated with on certain lines of business, partially offset by an increase in ceding commissions following increased cessions in our liability lines.

General and Administrative Expense Ratio:

The general and administrative expense ratio decreased to 15.1% and 17.6% for the three and nine months ended September 30, 2017, respectively, from 19.1% and 19.0% for the three and nine months ended September 30, 2016, respectively, reflecting a decrease in performance-related compensation costs and an increase in net premiums earned, partially offset by increases in the allocation of certain corporate expenses and information technology fees.

REINSURANCE SEGMENT

Results from our reinsurance segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2017	% Change	2016	2017	% Change	2016

Revenues:
Gross premiums written	$441,208	55%	$284,532	$2,225,377	5%	$2,126,762
Net premiums written	332,721	105%	162,300	1,764,689	(5%)	1,855,529
Net premiums earned	521,127	6%	489,724	1,488,995	2%	1,461,097
Other insurance related income (losses)	(3,723)	nm	5,905	(5,497)	nm	4,907

Expenses:
Current year net losses and loss expenses	(651,667)		(314,433)	(1,318,900)		(990,763)
Prior year reserve development	45,165		55,331	112,755		180,950
Acquisition costs	(120,493)		(128,055)	(365,214)		(374,588)
General and administrative expenses	(21,658)		(29,635)	(82,474)		(99,980)

Underwriting income (loss)	$(231,249)	nm	$78,837	$(170,335)	nm	$181,623
Ratios:		% Point Change			% Point Change
Current accident year loss ratio	125.0%	60.8	64.2%	88.6%	20.8	67.8%
Prior year reserve development	(8.6%)	2.7	(11.3%)	(7.6%)	4.8	(12.4%)
Acquisition cost ratio	23.1%	(3.0)	26.1%	24.5%	(1.1)	25.6%
General and administrative expense ratio	4.2%	(1.9)	6.1%	5.6%	(1.3)	6.9%
Combined ratio	143.7%	58.6	85.1%	111.1%	23.2	87.9%

nm – not meaningful

Gross Premiums Written:

The following table provides gross premiums written by line of business for the periods indicated:

	Three months ended September 30,					Nine months ended September 30,
	2017		2016		% Change	2017		2016		% Change

Catastrophe	$89,510	19%	$46,338	16%	93%	$411,004	18%	$316,692	15%	30%
Property	90,001	20%	61,957	22%	45%	341,265	15%	283,555	13%	20%
Professional Lines	20,175	5%	19,479	7%	4%	217,772	10%	235,094	11%	(7%)
Credit and Surety	38,216	9%	36,174	13%	6%	183,284	8%	315,102	15%	(42%)
Motor	40,385	9%	13,344	5%	nm	373,901	17%	338,403	16%	10%
Liability	139,083	32%	91,387	32%	52%	368,999	17%	365,380	17%	1%
Agriculture	11,152	3%	1,286	—%	nm	218,437	10%	151,315	7%	44%
Engineering	10,120	2%	13,588	5%	(26%)	58,000	3%	56,719	3%	2%
Marine and Other	2,566	1%	979	—%	nm	52,715	2%	64,502	3%	(18%)
Total	$441,208	100%	$284,532	100%	55%	$2,225,377	100%	$2,126,762	100%	5%

Constant currency(1)	$444,600		$284,532		56%	$2,277,100		$2,126,762		7%

nm – not meaningful

(1)
Amounts presented on a constant currency basis are non-GAAP financial measures as defined in SEC Regulation G. The constant currency basis is calculated by applying the average foreign exchange rate from the current year to the prior year balance.

Gross premiums written increased by $157 million, or 55% (56% on a constant currency basis), for the three months ended September 30, 2017 compared to the same period in 2016. The increase was attributable to our liability, catastrophe, property and motor lines. The increase in our liability lines was primarily due to timing differences related to the restructuring of large quota share treaties which affected the timing of premium recognition. The increase in our catastrophe lines was largely due to reinstatement premiums associated with the third quarter catastrophe losses. The increase in our property and motor lines was primarily driven by new business opportunities. Timing differences also contributed to the increase in premiums written in our motor lines.

Gross premiums written increased by $99 million, or 5% (7% on a constant currency basis), for the nine months ended September 30, 2017 compared to the same period in 2016. The increase in gross premiums written was attributable to our catastrophe, agriculture, property and motor lines, partially offset by a decrease in our credit and surety lines. The increase in our catastrophe and property lines was driven by new business spread across several cedants. The increase in our agriculture lines was due to increased participation on a renewing treaty, which more than offset the cancellation of a large treaty. Reinstatement premiums and favorable premium estimate adjustments also contributed to the increase in premiums written in our catastrophe and agriculture lines. The increase in our motor lines was driven by new business and favorable premium adjustments, partially offset by a lower level of premiums written on a multi-year basis during 2017 compared to 2016, together with the impact of foreign exchange movements as the strengthening of the U.S. dollar drove comparative premium decreases in treaties denominated in foreign currencies. The decrease in our credit and surety lines was primarily due to a lower level of premiums written on a multi-year basis.

Ceded Premiums Written:

Ceded premiums written for the three and nine months ended September 30, 2017 were $108 million or 25% of gross premiums written and $461 million or 21% of gross premiums written, respectively, compared to $122 million or 43% of gross premiums written and $271 million or 13% of gross premiums written for the three and nine months ended September 30, 2016, respectively.

The decrease in the ratio of ceded premiums written to gross premiums written for the three months ended September 30, 2017 compared to the same period in 2016, was primarily due to an increase in gross premiums written in the quarter together with a decrease in premiums ceded to our strategic capital partners. The decrease in premiums ceded was attributable to our professional and liability lines, due to the timing of premiums ceded to the retrocessional cover entered into with Harrington Re Ltd., in the same period in 2016, partially offset by an increase in premiums ceded in our catastrophe lines.

The increase in the ratio of ceded premiums written to gross premiums written for the nine months ended September 30, 2017 compared to the same period in 2016, was primarily due to an increase in premiums ceded in our catastrophe, agriculture and our credit and surety lines, together with the impact of the retrocessional cover entered into with Harrington Re Ltd., which increased premiums ceded in our liability lines, partially offset by an increase in gross premiums written.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended September 30,					Nine months ended September 30,
	2017		2016		% Change	2017		2016		% Change

Catastrophe	$63,032	11%	$48,799	10%	29%	$150,134	12%	$151,416	12%	(1%)
Property	81,522	16%	71,649	15%	14%	228,043	15%	208,179	14%	10%
Professional Lines	52,390	10%	73,109	15%	(28%)	170,438	11%	225,813	15%	(25%)
Credit and Surety	62,215	12%	67,430	14%	(8%)	176,754	12%	192,135	13%	(8%)
Motor	92,147	18%	77,786	16%	18%	273,568	18%	232,383	16%	18%
Liability	89,927	17%	80,137	16%	12%	258,500	17%	247,103	17%	5%
Agriculture	45,688	9%	36,704	7%	24%	138,554	9%	106,251	7%	30%
Engineering	18,529	4%	18,573	4%	—%	49,577	3%	51,024	3%	(3%)
Marine and Other	15,677	3%	15,537	3%	1%	43,427	3%	46,793	3%	(7%)
Total	$521,127	100%	$489,724	100%	6%	$1,488,995	100%	$1,461,097	100%	2%

Constant currency(1)	$529,700		$489,724		8%	$1,540,200		$1,461,097		5%

nm – not meaningful

(1)
Amounts presented on a constant currency basis are non-GAAP financial measures as defined in SEC Regulation G. The constant currency basis is calculated by applying the average foreign exchange rate from the current year to the prior year balance.

Net premiums earned increased by $31 million, or 6% ($40 million or 8% on a constant currency basis), and $28 million, or 2% ($79 million or 5% on a constant currency basis), for the three and nine months ended September 30, 2017, compared to the same periods in 2016, respectively.

The increase in net premiums earned for the three months ended September 30, 2017 compared to the same period in 2016, was primarily driven by strong premium growth in our motor lines, as well as favorable reinstatement premiums impacting our catastrophe lines, and favorable premium estimate adjustments impacting our agriculture lines. These increases were partially offset by an increase in ceded premiums earned in our catastrophe and agriculture lines, together with the impact of the retrocession to Harrington Re, which increased ceded premiums earned in our professional lines, as well as a decrease in gross premium earned in our professional lines.

The increase in net premiums earned for the nine months ended September 30, 2017 compared to the same period in 2016, was primarily driven by an increase in gross premiums earned in our motor and agriculture lines, partially offset by an increase in ceded premiums earned in our agriculture and professional lines, together with a decrease in gross premiums earned in our professional lines.

Other Insurance Related Income (Losses):

Other insurance related losses was $4 million for the three months ended September 30, 2017, compared to other insurance related income of $6 million for the same period in 2016. The decrease of $10 million for the three months ended September 30, 2017 compared to the same period in 2016, reflected a decrease in profit commissions associated with retrocessional agreements with strategic capital partners related to the third quarter catastrophe losses.

Other insurance related losses was $5 million for the nine months ended September 30, 2017, compared to other insurance related income of $5 million for the same period in 2016. The decrease of $10 million for the nine months ended September 30, 2017 compared to the same period in 2016, reflected net realized losses on our weather and commodities derivative portfolio, partially offset by fees from our strategic capital partners.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended September 30,			Nine months ended September 30,
	2017	% Point Change	2016	2017	% Point Change	2016

Current accident year	125.0%	60.8	64.2%	88.6%	20.8	67.8%
Prior year reserve development	(8.6%)	2.7	(11.3%)	(7.6%)	4.8	(12.4%)
Loss ratio	116.4%	63.5	52.9%	81.0%	25.6	55.4%

Current Accident Year Loss Ratio:

The current accident year loss ratio increased to 125.0% and 88.6% for the three and nine months ended September 30, 2017, respectively, from 64.2% and 67.8% for the three and nine months ended September 30, 2016, respectively.

The increase in the current accident year loss ratios for the three and nine months ended September 30, 2017 compared to the same period in 2016, was impacted by a higher level of catastrophe and weather-related losses. During the three and nine months ended September 30, 2017, we incurred pre-tax catastrophe and weather-related losses, net of reinstatement premiums, of $299 million, or 58.7 points, and $323 million, or 22.2 points, respectively, attributable to Hurricanes Harvey, Irma and Maria, the two earthquakes in Mexico and U.S. weather-related events. Comparatively, during the three and nine months ended September 30, 2016 we incurred pre-tax catastrophe and weather-related losses, net of reinstatement premiums of $7 million, or 1.5 points, and $72 million, or 5.0 points, respectively.

After adjusting for the impact of the catastrophe and weather-related losses, our current accident year loss ratio for the three and nine months ended September 30, 2017 was 66.3% and 66.4%, respectively, compared to 62.7% and 62.8% for the three and nine months ended September 30, 2016, respectively. The increase in the current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses for the three months ended September 30, 2017 compared to the same period in 2016, was principally due to an increase in mid-size loss experience in our credit and surety lines, the ongoing impact of the Ogden rate change on our motor lines, and the adverse impact of rate and trend.

The increase in the current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses for the nine months ended September 30, 2017 compared to the same period in 2016 was principally due to a large risk loss in our property lines, the ongoing impact of the Ogden rate change on our motor lines, and the adverse impact of rate and trend.

Refer ‘Prior Year Reserve Development’ for further details.

Acquisition Cost Ratio:

The acquisition cost ratio decreased to 23.1% for the three months ended September 30, 2017 compared to 26.1% for the three months ended September 30, 2016 attributable to changes in business mix and the impact of favorable reinstatement premiums.

The acquisition cost ratio decreased to 24.5% for the nine months ended September 30, 2017 compared to 25.6% for the nine months ended September 30, 2016, attributable to changes in business mix, partially offset by the impact of retrocessional contracts.

General and Administrative Expense Ratio:

The general and administrative expense ratio decreased to 4.2% and 5.6% for the three and nine months ended September 30, 2017, respectively, from 6.1% and 6.9% for the three and nine months ended September 30, 2016, respectively, reflecting a decrease performance-related compensation costs, together with an increase in fees from strategic capital partners.

OTHER EXPENSES (REVENUES), NET

The following table provides a breakdown of our other expenses (revenues), net:

	Three months ended September 30,			Nine months ended September 30,
	2017	% Change	2016	2017	% Change	2016

Corporate expenses	$27,933	(3%)	$28,683	$97,922	13%	$86,922
Foreign exchange losses (gains)	32,510	nm	(13,795)	90,093	nm	(69,781)
Interest expense and financing costs	12,835	—%	12,839	38,377	(1%)	38,586
Income tax expense (benefit)	(25,877)	nm	9,352	(38,547)	nm	7,712
Total	$47,401	nm	$37,079	$187,845	nm	$63,439

nm – not meaningful

Corporate Expenses:

Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 2.7% and 3.3% for the three and nine months ended September 30, 2017, respectively, compared to 3.1% and 3.1% for the same periods in 2016, respectively.

The decrease in corporate expenses for the three months ended September 30, 2017 was primarily driven by a decrease in performance related compensation costs, an increase in the allocation of corporate costs to the insurance and reinsurance segments, and a decrease in professional fees, partially offset by higher personnel expenses.

The increase in corporate expenses for the nine months ended September 30, 2017 was primarily driven by an increase in personnel expenses and information technology costs, partially offset by an increase in the allocation of corporate expenses to the insurance and reinsurance segments and a decrease in performance related compensation costs.

Foreign Exchange Losses (Gains):

Some of our business is written in currencies other than the U.S. dollar. Foreign exchange losses of $33 million for the three months ended September 30, 2017 were primarily attributable to the impact of the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities mainly denominated in pound sterling and euro.

Foreign exchange losses of $90 million for the nine months ended September 30, 2017 were primarily attributable to the impact of the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities mainly denominated in pound sterling and euro and the reclass of a cumulative translation adjustment balance of $24 million related to the wind-down of AXIS Specialty Australia from accumulated other comprehensive income to foreign exchange losses.

Foreign exchange gains $14 million and $70 million for the three and nine months ended September 30, 2016, respectively, were primarily attributable to the impact the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling.

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

The tax benefit of $26 million recognized in the three months ended September 30, 2017 was primarily driven by an underwriting loss associated with catastrophe losses recognized in our U.S. operations.

The tax benefit of $39 million recognized in the nine months ended September 30, 2017 was primarily driven by an underwriting loss associated with catastrophe losses recognized in our U.S. operations, share based compensation excess tax benefits which were recognized in the income statement, and a tax adjustment related to the bargain purchase gain recognized in connection with the acquisition of Aviabel.

Income tax expenses recognized in the three and nine months ended September 30, 2016 were primarily driven by the generation of consolidated pre-tax net income in our European operations.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS (LOSSES)

Net Investment Income

The following table provides a breakdown of income earned from our cash and investment portfolio by major asset class:

	Three months ended September 30,			Nine months ended September 30,
	2017	% Change	2016	2017	% Change	2016

Fixed maturities	$74,978	(1%)	$75,827	$230,603	1%	$229,423
Other investments	17,373	(55%)	38,248	59,973	nm	25,770
Equity securities	3,223	(30%)	4,633	11,048	(14%)	12,843
Mortgage loans	2,895	32%	2,191	7,970	40%	5,683
Cash and cash equivalents	3,111	(17%)	3,768	9,640	36%	7,071
Short-term investments	698	nm	337	1,797	nm	708
Gross investment income	102,278	(18%)	125,004	321,031	14%	281,498
Investment expense	(7,109)	(12%)	(8,081)	(21,132)	(11%)	(23,680)
Net investment income	$95,169	(19%)	$116,923	$299,899	16%	$257,818

Pre-tax yield:(1)
Fixed maturities	2.7%		2.7%	2.7%		2.6%

nm - not meaningful

(1)	Pre-tax yield is annualized and calculated as net investment income divided by the average month-end amortized cost balances for the periods indicated.

Fixed Maturities

Net investment income attributable to fixed maturities for the three and nine months ended September 30, 2017 was comparable to same periods in 2016.

Other Investments

The following table provides a breakdown of total net investment income from other investments:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Hedge, direct lending, private equity and real estate funds	$14,786	$29,459	$52,526	$6,127
Other privately held investments	1,185	370	3,517	177
CLO - Equities	1,402	8,419	3,930	19,466
Total net investment income from other investments	$17,373	$38,248	$59,973	$25,770

Pre-tax return on other investments(1)	2.1%	4.5%	7.5%	3.1%

(1)
The pre-tax return on other investments is non-annualized and calculated by dividing total net investment income from other investments by the average month-end fair value balances held for the periods indicated.

Net investment income attributable to other investments was $17 million and $60 million for the three and nine months ended September 30, 2017, respectively, compared to net investment income of $38 million and $26 million for the three and nine months ended September 30, 2016, respectively, as the improvement in the performance of the global equity and credit markets translated into higher valuations of our hedge and direct lending funds.

Net Realized Investment Gains (Losses)

The following table provides a breakdown of net realized investment gains (losses):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

On sale of investments:
Fixed maturities and short-term investments	$3,404	$4,303	$(25,659)	$(22,869)
Equity securities	17,935	4,994	33,536	2,881
	21,339	9,297	7,877	(19,988)
OTTI charges recognized in earnings	(5,412)	(4,247)	(13,493)	(20,346)
Change in fair value of investment derivatives	(1,295)	155	(9,195)	39
Net realized investment gains (losses)	$14,632	$5,205	$(14,811)	$(40,295)

On sale of investments

Generally, sales of individual securities occur when there are changes in the relative value, credit quality or duration of a particular issue. We may also sell to re-balance our investment portfolio in order to change exposure to particular asset classes or sectors.

Net realized investment gains for the three months ended September 30, 2017 were $15 million compared to net realized investment gains of $5 million for the three months ended September 30, 2016, an increase of $9 million. For the three months ended September 30, 2017, net realized investment gains were primarily due to improved pricing on equity securities. For the three months ended September 30, 2016, net realized investment gains were driven by improved pricing on fixed maturities and equity securities.

Net realized investment losses for the nine months ended September 30, 2017 were $15 million compared to net realized investment losses of $40 million for the nine months ended September 30, 2016, a decrease of $25 million. For the nine months ended September 30, 2017 and 2016, net realized investment losses were primarily due to foreign exchange losses on non-U.S. denominated securities.

OTTI charges

The OTTI charges for the three months ended September 30, 2017 were $5 million, compared to $4 million for the three months ended September 30, 2016, a decrease of $1 million. The OTTI charges for the nine months ended September 30, 2017 were $13 million, compared to $20 million for the nine months ended September 30, 2016, a decrease of $7 million. For all periods presented the OTTI charges were primarily due to impairments on non-U.S. denominated securities as a result of the decline in foreign exchange rates against the U.S. dollar.

Change in fair value of investment derivatives

From time to time, we may economically hedge the foreign exchange exposure of non-U.S. denominated securities by entering into foreign exchange forward contracts.

During 2017, we also introduced the use of interest rate swaps to reduce duration risk of our fixed income portfolio.

For the three months ended September 30, 2017, we recorded losses of $2 million relating to foreign exchange contracts and gains of $1 million relating to interest rates swaps. For the three months ended September 30, 2016 the fair value of foreign exchange contracts was unchanged.

For the nine months ended September 30, 2017, we recorded losses of $6 million relating to foreign exchange contracts and losses of $3 million relating to interest rates swaps. For the nine months ended September 30, 2016 the fair value of foreign exchange contracts was unchanged.

Total Return

The following table provides a breakdown of the total return on cash and investments for the period indicated:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Net investment income	$95,169	$116,923	$299,899	$257,818
Net realized investments gains (losses)	14,632	5,205	(14,811)	(40,295)
Change in net unrealized gains (losses)(1)	48,506	35,075	223,630	303,573
Interest in loss of equity method investments	(661)	(2,434)	(8,402)	(2,434)
Total	$157,646	$154,769	$500,316	$518,662

Average cash and investments(2)	$14,533,027	$14,470,231	$14,519,902	$14,457,978

Total return on average cash and investments, pre-tax:
Inclusive of investment related foreign exchange movements	1.1%	1.1%	3.4%	3.6%
Exclusive of investment related foreign exchange movements(3)	0.9%	1.1%	3.0%	3.9%

(1)	Change in net unrealized gains (losses) is calculated by taking net unrealized gains (losses) at period end less net unrealized gains (losses) at the prior period end.

(2)	The average cash and investments balance is calculated by taking the average of the month-end fair value balances held for the periods indicated.

(3)
Pre-tax return on cash and investments excluding foreign exchange movements is a non-GAAP financial measure as defined in SEC Regulation G. The reconciliation to pre-tax total return on cash and investments, the most comparable GAAP financial measure included foreign exchange gains (losses) of $22 million and $(8) million for the three months ended September 30, 2017 and 2016, respectively, and foreign exchange gains (losses) of $62 million and $(39) million for the nine months ended September 30, 2017 and 2016, respectively.

CASH AND INVESTMENTS

The table below provides a breakdown of our cash and investments:

	September 30, 2017	December 31, 2016
	Fair Value	Fair Value

Fixed maturities	$11,086,386	$11,397,114
Equity securities	659,751	638,744
Mortgage loans	360,381	349,969
Other investments	830,253	830,219
Equity method investments	108,597	116,000
Short-term investments	15,282	127,461
Total investments	$13,060,650	$13,459,507

Cash and cash equivalents(1)	$1,631,127	$1,241,507

(1)	Includes restricted cash and cash equivalents of $281 million and $202 million at September 30, 2017 and at December 31, 2016, respectively.

Overview

The fair value of total investments decreased by $399 million for the nine months ended September 30, 2017, due to the funding of financing and operating activities, partially offset by the improvement in valuations of fixed income and equity securities.

The following provides a further analysis on our investment portfolio by asset classes:

Fixed Maturities

The following provides a breakdown of our investment in fixed maturities:

	September 30, 2017		December 31, 2016
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$1,547,318	14%	$1,656,069	15%
Non-U.S. government	573,640	5%	565,834	5%
Corporate debt	4,503,967	41%	4,600,743	40%
Agency RMBS	2,306,822	21%	2,465,135	22%
CMBS	669,736	6%	666,237	6%
Non-Agency RMBS	43,817	—%	56,921	—%
ABS	1,288,870	12%	1,222,214	11%
Municipals(1)	152,216	1%	163,961	1%
Total	$11,086,386	100%	$11,397,114	100%

Credit ratings:
U.S. government and agency	$1,547,318	14%	$1,656,069	15%
AAA(2)	4,381,049	40%	4,165,226	36%
AA	875,668	8%	1,124,167	10%
A	1,659,488	15%	1,747,857	15%
BBB	1,602,395	14%	1,563,352	14%
Below BBB(3)	1,020,468	9%	1,140,443	10%
Total	$11,086,386	100%	$11,397,114	100%

(1)	Includes bonds issued by states, municipalities, and political subdivisions.

(2)	Includes U.S. government-sponsored agency RMBS and CMBS.

(3)	Non-investment grade and non-rated securities.

At September 30, 2017, fixed maturities had a weighted average credit rating of AA- (2016: AA-) and an average duration of 3.3 years (2016: 3.5 years), and duration inclusive of interest rate swaps of 3.2 years. At September 30, 2017, inclusive of the short-term investments and cash and cash equivalents, the average credit rating was AA- (2016: AA-) and duration (including interest rate swaps) was 2.8 years (2016: 3.2 years).

Net unrealized investment gains on fixed maturities were $43 million at September 30, 2017 compared to net unrealized investment losses of $126 million at December 31, 2016, primarily due to the strengthening of the pound sterling and the euro against U.S. dollar which positively impacted valuations of non-U.S. denominated fixed maturity securities, together with the impact of the tightening of credit spreads on investment grade and high yield corporate debt.

Equity Securities

Net unrealized investment gains on equity securities were $41 million at December 31, 2016 compared to $97 million at September 30, 2017, an increase of $56 million due to an improvement in valuations reflective of performance of the global equity markets.

Mortgage Loans

During the nine months ended September 30, 2017, our investment in commercial mortgage loans was comparable to December 31, 2016. The commercial mortgage loans are high quality and collateralized by a variety of commercial properties and are diversified both geographically throughout the U. S. and by property type to reduce the risk of concentration. At September 30, 2017, there were no credit losses associated with our commercial mortgage loans portfolio.

Other Investments

The composition of our other investments portfolio is summarized as follows:

	September 30, 2017		December 31, 2016

Hedge funds
Long/short equity funds	$64,067	8%	$118,619	14%
Multi-strategy funds	286,452	35%	285,992	34%
Event-driven funds	48,578	6%	93,539	11%
Total hedge funds	399,097	49%	498,150	59%

Direct lending funds	232,389	28%	134,650	16%
Private equity funds	71,896	9%	81,223	10%
Real estate funds	46,691	6%	13,354	2%
Total hedge, direct lending, private equity and real estate funds	750,073	92%	727,377	87%

Other privately held investments	43,398	5%	42,142	5%
CLO - Equities	36,782	3%	60,700	8%
Total other investments	$830,253	100%	$830,219	100%

The fair value of total hedge funds decreased by $99 million during the nine month period ended September 30, 2017 driven by $127 million of net redemptions offset by $28 million of price appreciation. Certain of these funds may be subject to restrictions on redemptions which may limit our ability to liquidate these investments in the short term. See Note 4(c) to the Consolidated Financial Statements 'Investments' for further details on these restrictions and details on unfunded commitments relating to our other investment portfolio.

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

During the nine months ended September 30, 2017, we recorded an impairment charge of $9 million, related to a U.S. based insurance company, which reduced its carrying value to $nil. This charge is included in interest in income (loss) of equity method investments in the Consolidated Statement of Operations.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the ‘Liquidity and Capital Resources’ section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 for a general discussion of our liquidity and capital resources. During the nine months ended September 30, 2017, we:

•	redeemed the remaining $351 million of 6.875% Series C preferred shares on April 17, 2017; and

•	suspended our open market share repurchase program following the announcement of the offer to acquire Novae on July 5, 2017.

The following table summarizes our consolidated capital at:

	September 30, 2017	December 31, 2016

Senior notes	$993,797	$992,950

Preferred shares	775,000	1,126,074
Common equity	4,679,699	5,146,296
Shareholders’ equity	5,454,699	6,272,370
Total capital	$6,448,496	$7,265,320

Ratio of debt to total capital	15.4%	13.7%

Ratio of debt and preferred equity to total capital	27.4%	29.2%

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

Our consolidated balance sheet at September 30, 2017 reflected a decrease in preferred equity due to redemption of the remaining $351 million of 6.875% Series C preferred shares on April 17, 2017.

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

Common Equity

During the nine months ended September 30, 2017, our common equity decreased by $467 million. The following table reconciles our opening and closing common equity positions:

Nine months ended September 30,	2017

Common equity - opening	$5,146,296
Net loss	(341,541)
Shares repurchased for treasury	(285,659)
Change in unrealized appreciation on available for sale investments, net of tax	216,630
Common share dividends	(98,273)
Preferred share dividends	(36,154)
Share-based compensation expense recognized in equity	30,692
Foreign currency translation adjustment	46,824
Cost of treasury shares reissued	884
Common equity - closing	$4,679,699

During the nine months ended September 30, 2017, we repurchased 4.3 million common shares, repurchased for a total of $286 million (including $261 million pursuant to our Board-authorized share repurchase program and $25 million relating to shares purchased in connection with the vesting of restricted stock awards granted under our 2007 Long-Term Equity Compensation Plan).
At November 8, 2017, the remaining authorization under the common share repurchase program approved by our Board of Directors was $739 million (refer to Part II, Item 2 'Unregistered Sales of Equity Securities and Use of Proceeds' for additional information).
However, following the Company's announcement of the offer to acquire Novae on July 5, 2017, the Company suspended its open market share repurchase program.

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

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At September 30, 2017, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7A included in our 2016 Form 10-K. With the exception of the changes in exposure to foreign currency risk presented below, there have been no material changes to this item since December 31, 2016.

Foreign Currency Risk
The table below provides a sensitivity analysis of our total net foreign currency exposures.

	AUD	NZD	CAD	EUR	GBP	JPY	Other	Total

At September 30, 2017
Net managed assets (liabilities), excluding derivatives	$(29,134)	$(9,733)	$85,047	$(177,485)	$167,796	$38,025	$156,473	$230,989
Foreign currency derivatives, net	12,702	7,221	(101,930)	249,587	89,740	(8,879)	9,880	258,321
Net managed foreign currency exposure	(16,432)	(2,512)	(16,883)	72,102	257,536	29,146	166,353	489,310
Other net foreign currency exposure	1	—	(49)	1,558	1,049	—	83,283	85,842
Total net foreign currency exposure	$(16,431)	$(2,512)	$(16,932)	$73,660	$258,585	$29,146	$249,636	$575,152
Net foreign currency exposure as a percentage of total shareholders’ equity	(0.3%)	—%	(0.3%)	1.4%	4.7%	0.5%	4.6%	10.5%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$(1,643)	$(251)	$(1,693)	$7,366	$25,859	$2,915	$24,964	$57,517

(1)	Assumes 10% change in underlying currencies relative to the U.S. dollar.

Total Net Foreign Currency Exposure

At September 30, 2017, our total net foreign currency exposure was $575 million net long, driven by increases in our exposures to the euro, pound sterling, Japanese yen and other non-core currencies primarily due to new business written during the nine months ended September 30, 2017. In addition, our pound sterling exposure was increased to fund the acquisition of Novae. Managed exposure in Other is primarily Indian rupee, UAE Dirham (pegged to USD) and Israeli shekel. Other net exposure of $83 million is driven by our emerging markets debt fixed income portfolio.

ITEM 4.     CONTROLS AND PROCEDURES

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2017. Based upon that evaluation, there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

Other than the additional risk factor disclosed in our Quarterly Report on Form 10-Q for the period ended June 30, 2017, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information regarding the number of shares we repurchased during the three months ended September 30, 2017:

ISSUER PURCHASES OF EQUITY SECURITIES

Common Shares

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Repurchased Under the Announced Plans or Programs(2)

July 1-31, 2017	51	$65.74	49	$739.0 million
August 1-31, 2017	—	$—	—	$739.0 million
September 1-30, 2017	—	$—	—	$739.0 million
Total	51		49	$739.0 million

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

As and when allowed by the applicable law and regulations, certain of our non-U.S. subsidiaries provide treaty reinsurance coverage to non-U.S. insurers on a worldwide basis, including insurers of liability, marine, aviation and energy risks, and as a result, these underlying reinsurance portfolios may have some exposure to Iran. In addition, we underwrite insurance and facultative reinsurance on a global basis to non-U.S. insureds and insurers, including for liability, marine, aviation and energy risks. Coverage provided to non-Iranian business may indirectly cover an exposure in Iran. For example, certain of our operations underwrite global marine hull and cargo policies that provide coverage for vessels navigating into and out of ports worldwide, including Iran. For the quarter ended September 30, 2017, there has been no material amount of premium allocated or apportioned to activities relating to Iran. As we believe these activities are permitted under applicable laws and regulations, we intend for our non-U.S. subsidiaries to continue to provide such coverage to the extent permitted by applicable law.

ITEM 6.     EXHIBITS

2.1	Rule 2.7 Announcement, dated July 5, 2017 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 6, 2017).
2.2	Rule 2.7 Announcement, dated August 24, 2017 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 25, 2017).
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

†*10.1	2018 Directors Annual Compensation Program.
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101
The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016; (iv) Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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
Dated: November 8, 2017

AXIS CAPITAL HOLDINGS LIMITED
By:	/S/ ALBERT BENCHIMOL
Albert Benchimol
President and Chief Executive Officer

/S/ JOSEPH HENRY
Joseph Henry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)