Form 10-K
period 2017-12-31
AXIS CAPITAL HOLDINGS LTD
filed 2018-02-28
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒ Accelerated filer ☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company) Smaller reporting company ☐
Emerging growth company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐  No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2017, was approximately $5.3 billion.
As of February 20, 2018, there were outstanding 83,228,829 common shares, $0.0125 par value per share, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the annual meeting of shareholders to be held on May 2, 2018 are incorporated by reference in response to items 10, 11, 12, 13 and 14 in Part III of this Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2017.

AXIS CAPITAL HOLDINGS LIMITED

Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the United States securities laws. In some cases, these statements can be identified by the use of forward-looking words such as "may", "should", "could", "anticipate", "estimate", "expect", "plan”, "believe", "predict", "potential" and "intend". Forward-looking statements contained in this report may include information regarding our estimates of losses related to catastrophes and other large losses, measurements of potential losses in the fair value of our investment portfolio and derivative contracts, our expectations regarding the performance of our business, our financial results, our liquidity and capital resources and the outcome of our strategic initiatives, our expectations regarding estimated synergies and the success of the integration of acquired entities, our estimates of the effects of the Tax Cuts and Jobs Act of 2017 ("U.S. Tax Reform") on our results of operations, our expectations regarding pricing and other market conditions, our growth prospects, and valuations of the potential impact of movements in interest rates, equity prices, credit spreads and foreign currency rates. Forward-looking statements only reflect our expectations and are not guarantees of performance.
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

As used in this report, references to "we," "us," "our" or the "Company" refer to the operations of AXIS Capital Holdings Limited ("AXIS Capital") and its direct and indirect subsidiaries and branches, including AXIS Specialty Limited ("AXIS Specialty Bermuda"), AXIS Specialty Limited (Singapore Branch), AXIS Specialty Markets Limited, AXIS Specialty Markets II Limited, AXIS Ventures Limited ("AXIS Ventures"), AXIS Ventures Reinsurance Limited ("Ventures Re"), AXIS Reinsurance Managers Limited ("AXIS Reinsurance Managers"), AXIS Specialty Europe SE ("AXIS Specialty Europe"), AXIS Re SE, AXIS Re Europe (Swiss Branch), Compagnie Belge d'Assurances Aviation NV/SA, AXIS Reinsurance Company ("AXIS Re U.S."), AXIS Reinsurance Company (Canadian Branch), AXIS Insurance Company ("AXIS Insurance Co."), AXIS Surplus Insurance Company ("AXIS Surplus"), AXIS Specialty Insurance Company ("AXIS Specialty U.S."), AXIS Specialty Finance LLC, AXIS Specialty Finance PLC, and Novae Group Limited ("Novae") unless the context suggests otherwise.
Tabular dollars are in thousands. Amounts in tables may not reconcile due to rounding differences.

GENERAL
AXIS Capital is the Bermuda-based holding company for the AXIS group of companies (the "Group") and was incorporated on December 9, 2002. AXIS Specialty Bermuda commenced operations on November 20, 2001. AXIS Specialty Bermuda and its subsidiaries became wholly owned subsidiaries of AXIS Capital pursuant to an exchange offer consummated on December 31, 2002. We provide a broad range of specialty (re)insurance on a worldwide basis, through operating subsidiaries and branch networks based in Bermuda, the United States ("U.S."), Europe, Singapore, Canada, Latin America and the Middle East. We also maintain marketing offices in Brazil, France, and Spain. Our business consists of two distinct global underwriting platforms, AXIS Insurance and AXIS Re.
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
At December 31, 2017, we had common shareholders’ equity of $4.6 billion, total capital of $6.7 billion and total assets of $24.8 billion.
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
We aim to execute on our business strategy through the following multi-pronged approach:
We offer a diversified range of products and services across market segments and geographies: Our position as a well-balanced hybrid specialty insurance and reinsurance company gives us insight into the opportunities and challenges in a variety of markets. With our origins in Bermuda, today we have locations across the U.S. and in Canada, while in Europe we have offices in Dublin, London, Zurich, Brussels, Barcelona, Madrid and Paris. We are actively pursuing opportunities throughout Latin America, including through our Miami office, which opened in 2017 and provides direct and facultative reinsurance coverage to the Latin American and Caribbean markets, as well as through our existing Sao Paulo-based representative office for treaty reinsurance business. Combined, these offices enable us to deliver a full range of facultative and treaty reinsurance solutions in Latin America. Our Singapore office serves as our regional hub in Asia and provides both specialty insurance and reinsurance solutions in the Asia Pacific region. Our Dubai office, which opened in 2016, provides accident and health specialty reinsurance solutions to our clients in the Middle East and Africa. We have expanded our presence in the London market and at Lloyd's of London ("Lloyds") through our acquisition of Novae, while our acquisition of specialty aviation insurer and reinsurer, Aviabel has given us a strong foothold in continental Europe.
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
We develop and maintain deep, trustful and mutually beneficial relationships with clients and distribution partners, offering high-levels of service and effective solutions for risk management needs: Our management team has extensive industry experience, deep product knowledge and long-standing market relationships. We primarily transact in specialty markets, where risks are complex. Our intellectual capital and proven client-service capability attract clients and distribution partners looking for solutions.
We maintain excellent financial strength, characterized by financial discipline and transparency: Our total capital of $6.7 billion at December 31, 2017, our high-quality and liquid investment portfolio and our operating subsidiary ratings of "A+" ("Strong") by Standard & Poor's and "A+" ("Superior") by the A.M. Best Company, Inc. ("A.M. Best") are key indicators of our financial strength.
We attract, develop, retain and motivate teams of experts: We aim to attract and retain the top talent in the industry and to motivate our employees to make decisions that are in the best interest of both our clients and shareholders. We nurture an ethical, risk-aware, achievement-oriented culture that promotes professionalism, responsibility, integrity, discipline and entrepreneurship. As a result, we believe that our staff is well-positioned to make the best underwriting and strategic decisions for the Company.
Our key metrics for performance measurement include annual non-GAAP operating return on average common equity ("non-GAAP operating ROACE") which is reconciled to the most comparable GAAP financial measure in the Item 7 'Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") - Executive Summary' on an annual basis and diluted book value per common share adjusted for dividends over the long-term. Our goal is to achieve top-quintile industry non-GAAP operating ROACE and growth in book value per share adjusted for dividends, with volatility consistent with the industry average.

SEGMENT INFORMATION
Our underwriting operations are organized around two global underwriting platforms, AXIS Insurance and AXIS Re, therefore we have two reportable segments, insurance and reinsurance. We do not allocate our assets by segment, with the exception of goodwill and intangible assets, as we evaluate the underwriting results of each segment separately from the results of our investment portfolio. For additional information relating to our reportable segments, refer to Item 8, Note 4 to the Consolidated Financial Statements 'Segment Information', and Item 7 'Management’s Discussion and Analysis of Financial Condition and Results of Operations' and for a description of the geographic distribution of gross premiums written based on the location of our subsidiaries refer to Item 8, Note 4 to the Consolidated Financial Statements 'Segment Information'.
The table below presents gross premiums written in each of our reportable segments for each of the most recent three years.

Year ended December 31,	2017	2016	2015

Insurance	$3,127,837	$2,720,242	$2,583,081
Reinsurance	2,428,436	2,249,966	2,020,649
Total	$5,556,273	$4,970,208	$4,603,730

Insurance Segment
Lines of Business and Distribution
Our insurance segment operates through offices in Bermuda, the U.S., Europe, Singapore, Canada and the Middle East and offers specialty insurance products to a variety of niche markets on a worldwide basis. The following are the lines of business in our insurance segment:

•
Property: provides physical loss or damage, business interruption and machinery breakdown cover for virtually all types of property, including commercial buildings, residential premises, construction projects and onshore energy installations. This line of business includes both primary and excess risks, some of which are catastrophe-exposed.

•
Marine: provides cover for traditional marine classes, including offshore energy, cargo, liability, recreational marine, fine art, specie, hull and war. Offshore energy coverage includes physical damage, business interruption, operators extra expense and liability coverage for all aspects of offshore upstream energy, from exploration and construction through the operation and distribution phases.

•	Terrorism: provides coverage for physical damage and business interruption of an insured following an act of terrorism, and includes kidnap and ransom, and crisis management insurance.

•
Aviation: provides hull and liability and specific war coverage primarily for passenger airlines but also for cargo operations, general aviation operations, airports, aviation authorities, security firms and product manufacturers.

•
Credit and Political Risk: provides credit and political risk insurance products for banks, commodity traders, corporations and multilateral and export credit agencies. Cover is provided for a range of risks including sovereign default, credit default, political violence, currency inconvertibility and non-transfer, expropriation, aircraft non-repossession and contract frustration due to political events.

•
Professional Lines: provides directors’ and officers’ liability, errors and omissions liability, employment practices liability, fiduciary liability, crime, professional indemnity, cyber and privacy insurance, medical malpractice and other financial insurance related covers for commercial enterprises, financial institutions and not-for-profit organizations. This business is predominantly written on a claims-made basis.

•
Liability: primarily targets primary and low/mid-level excess and umbrella commercial liability risks in the U.S. wholesale markets in addition to primary and excess of loss employers, public, and products liability predominately in the U.K. Target industry sectors include construction, manufacturing, transportation and trucking and other services.

•
Accident and Health: includes accidental death, travel insurance and specialty health products for employer and affinity groups, as well as accident and health reinsurance for catastrophic or per life events on a quota share and/or excess of loss basis, with aggregate and/or per person deductibles.

•
Discontinued Lines - Novae: includes those lines of business that Novae exited or placed into run-off in the fourth quarter of 2016 and in the first quarter of 2017. These discontinued insurance lines include Financial Institutions, Professional Indemnity, International Liability, and International Direct Property.

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

Gross premiums written by broker, shown individually where premiums were 10% or more of the total in any of the last three years, were as follows:

Year ended December 31,	2017		2016		2015

Marsh & McLennan Companies Inc.	$352,661	11%	$388,793	14%	$416,876	16%
Aon plc	410,145	13%	402,779	15%	401,612	16%
Willis Tower Watson PLC	276,085	9%	253,887	9%	314,615	12%
Other brokers [a]	1,512,725	48%	1,285,091	47%	1,202,747	47%
Managing general agencies and underwriters [a]	576,221	19%	389,692	15%	247,231	9%
Total	$3,127,837	100%	$2,720,242	100%	$2,583,081	100%

[a] Reclassified $71,090 of gross premiums written in 2016 from Other brokers to MGA's and MGU's.
No customer accounted for more than 10% of the gross premiums written in the insurance segment.
Competitive Environment
We operate in highly competitive markets. In our insurance segment, where competition is focused on price as well as availability, service and other considerations, we compete with global carriers and indigenous companies in regional and local markets. We believe we can achieve positive differentiation through underwriting expertise in our chosen lines of business and market segments, providing customized solutions for our strategic partners and industry leading claim service levels to our clients and distributors. Further, our agile business model allows us to capitalize on innovative market opportunities and/or to deemphasize non-performing businesses ahead of our competitors.

Reinsurance Segment
Lines of Business and Distribution
Our reinsurance segment operates through offices in Bermuda, the U.S., Europe, Singapore, Canada and Latin America. We write business on a proportional basis, receiving an agreed percentage of the underlying premium and accepting liability for the same percentage of incurred losses. We also write business on an excess of loss basis, whereby we typically provide an indemnification to the reinsured entity for a portion of losses, both individually and in the aggregate, in excess of a specified individual or aggregate loss deductible. Our business is written on a treaty basis and primarily produced through reinsurance brokers worldwide.
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

•
Property: provides protection for property damage and related losses resulting from natural and man-made perils contained in underlying personal and commercial policies. While our predominant exposure is to property damage, other risks, including business interruption and other non-property losses, may also be covered when arising from a covered peril. While our most significant exposures typically relate to losses from windstorms, tornadoes and earthquakes, we are also exposed to other perils such as freezes, riots, floods, industrial explosions, fires, hail and a number of other loss events. We assume business on both a proportional and excess of loss basis.

•
Professional Lines: covers directors’ and officers’ liability, employment practices liability, medical malpractice, professional indemnity, environmental liability and miscellaneous errors and omissions insurance risks. The underlying business is predominantly written on a claims-made basis. Business is written on both a proportional and excess of loss basis.

•
Credit and Surety: provides reinsurance of trade credit insurance products and includes both proportional and excess of loss structures. The underlying insurance indemnifies sellers of goods and services in the event of a payment default by the buyer of those goods and services. The Company provides credit insurance coverage to mortgage guaranty insurers and government sponsored entities. Coverage for losses arising from a broad array of surety bonds issued by insurers to satisfy regulatory demands or contract obligations in a variety of jurisdictions around the world are also offered.

•
Motor: provides cover to insurers for motor liability and property damage losses arising out of any one occurrence. A loss occurrence can involve one or many claimants where the ceding insurer aggregates the claims from the occurrence. We offer traditional proportional and non-proportional reinsurance as well as structured solutions.

•
Liability: provides cover to insurers of standard casualty business, excess and surplus casualty business and specialty casualty programs. The primary focus of the underlying business is general liability, although workers' compensation and auto liability are also written.

•
Agriculture: provides protection for risks associated with the production of food and fiber on a global basis for primary insurance companies writing multi-peril crop insurance, crop hail, and named peril covers, as well as custom risk transfer mechanisms for agricultural dependent industries with exposures to crop yield and/or price deviations. We provide both proportional and aggregate stop loss reinsurance.

•
Engineering: provides protection for all types of construction risks and risks associated with erection, testing and commissioning of machinery and plants during the construction stage. This line of business also includes coverage for losses arising from operational failures of machinery, plant and equipment and electronic equipment as well as business interruption.

•	Marine and Other: includes marine, aviation and personal accident reinsurance.

•
Discontinued Lines - Novae: includes those lines of business that Novae exited or placed into run-off in the fourth quarter of 2016 and in the first quarter of 2017. These discontinued reinsurance lines include Motor Reinsurance, General Liability Reinsurance, International Facultative Property.

Gross premiums written by broker, shown individually where premiums were 10% or more of the total in any of the last three years, were as follows:

Year ended December 31,	2017		2016		2015

Marsh & McLennan Companies Inc.	$760,682	31%	$677,677	30%	$580,843	29%
Aon plc	547,994	23%	556,577	25%	439,069	22%
Willis Tower Watson PLC	378,185	16%	338,188	15%	295,244	15%
Capsicum & Gallagher	233,868	10%	222,461	10%	250,662	12%
Other brokers	331,106	14%	319,459	14%	327,365	16%
Direct	176,600	6%	135,604	6%	127,466	6%
Total	$2,428,436	100%	$2,249,966	100%	$2,020,649	100%

No customer accounted for more than 10% of the gross premiums written in the reinsurance segment.
Competitive Environment
In our reinsurance segment, competition tends to be focused on availability, service, financial strength and, increasingly, price. We compete with major U.S. and non-U.S. reinsurers and reinsurance departments of numerous multi-line insurance organizations. In addition to traditional market participants, we also compete with new market entrants supported by alternative capital sources offering risk transfer on a collateralized or other non-traditional basis. Our clients may also acquire reinsurance protection through capital market products such as catastrophe bonds and insurance loss warranties. We believe that we achieve a competitive advantage through our diversified global product offering, responsiveness to customer needs and ability to provide sophisticated and innovative products. We offer excellent claims management, strong financial strength ratings and an ability to leverage our own balance sheet and relationships with strategic capital partners to provide meaningful capacity.

CASH AND INVESTMENTS
We seek to balance the investment portfolios’ objectives of (1) increasing book value with (2) the generation of relatively stable investment income, while providing sufficient liquidity to meet our claims and other obligations. Liquidity needs arising from potential claims are of primary importance and are considered in asset class participation and the asset allocation process. Intermediate maturity investment grade fixed income securities have duration characteristics similar to our expected claim payouts and are, therefore, central to our investment portfolio’s asset allocation. At December 31, 2017, the duration of our fixed maturities portfolio was approximately 3 years, which approximates the estimated duration of our net insurance liabilities.
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
For additional information regarding the investment portfolio refer to the Item 7 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cash and Investments' and Item 8, Note 6 to the Consolidated Financial Statements 'Investments'.
For additional information regarding the management of our investment risk refer to 'Risk and Capital Management'.

RISK AND CAPITAL MANAGEMENT

Risk Management Framework – Overview
Mission and Objectives
The mission of Enterprise Risk Management ("ERM") at the Company is to promptly identify, measure, report and monitor risks that affect the achievement of our strategic, operational and financial objectives. The key objectives of our risk management framework are to:

•	Protect our capital base and earnings by monitoring our risks against our stated risk appetite and limits;

•	Promote a sound risk management culture through disciplined and informed risk taking;

•	Enhance value creation and contribute to an optimal risk-return profile by providing the basis for efficient capital deployment;

•	Support our group-wide decision making process by providing reliable and timely risk information; and

•	Safeguard our reputation.
Risk Governance
At the heart of our risk management framework is a governance process with responsibilities for taking, managing, monitoring and reporting risks. We articulate the roles and responsibilities for risk management throughout the organization, from the Board of Directors and the Chief Executive Officer to our business and functional areas, thus embedding risk management throughout the business (see 'Risk governance and risk management organization').
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

As well as being used to measure internal risk capital (see 'Capital Management'), our internal capital model is used as a tool in managing our business and for strategic planning via capital allocations and through to portfolio monitoring, reinsurance purchasing and investment asset allocations.
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

•
The Cyber Enterprise Product Board oversees and facilitates the Group's Risk framework for the identification, management, mitigation and measurement of cyber risk exposures. It facilitates the embedding of effective risk management practices for cyber exposures throughout the Company, based on currently available information.

•	The Internal Model Committee oversees the Group's Internal Model framework, including the key model assumptions, methodology and validation framework.

•
The Operational Risk Committee oversees the Group's Operational Risk framework for the identification, management, mitigation and measurement of operational risk and facilitates the embedding of effective operational risk management practices throughout the Group.

•	The Emerging Risks Committee oversees the processes for identifying, assessing and monitoring current and potential emerging risks.
Group Risk Management Organization
As a general principle, management in each of our business units is responsible in the first instance for both the risks and returns of its decisions. Management is the 'owner' of risk management processes and is responsible for managing our business within defined risk limits.
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
Our risk landscape is reviewed on a regular basis to ensure that it remains up-to date based on the evolving risk profile of the Company. In addition we undertake ongoing risk assessments across all enterprise risks, capturing and reviewing risk register outputs through our governance structures.
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
We also have significant audit coverage across our business units, including Management Initiated Audits ("MIAs"). MIAs are audits of underwriting and claims files performed by teams independent of those who originated the transactions, the purpose of which is to test the robustness of our underwriting, claims and operating processes and to recognize any early indicators of future trends in our operational risk environment.

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

The table below shows our mean PML estimates for certain defined single zones which correspond to peak industry catastrophe exposures at January 1, 2018 and 2017:

At January 1, (in millions of U.S. dollars)		2018			2017
Single zone/single event	Perils	50 Year Return Period	100 Year Return Period	250 Year Return Period	50 Year Return Period	100 Year Return Period	250 Year Return Period

Southeast	U.S. Hurricane	$350	$430	$848	$461	$534	$811
Northeast	U.S. Hurricane	58	164	297	38	105	223
Mid-Atlantic	U.S. Hurricane	121	273	401	100	256	453
Gulf of Mexico	U.S. Hurricane	237	302	400	332	405	468
California	Earthquake	241	328	527	381	446	561
Europe	Windstorm	232	327	467	145	205	273
Japan	Earthquake	168	232	336	121	157	276
Japan	Windstorm	60	99	140	35	60	108

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
As indicated in the table above, our modeled single occurrence 1-in-100 year return period PML for a Southeast U.S. hurricane, net of reinsurance, is approximately $0.4 billion. According to our modeling, there is a one percent chance that on an annual basis, our losses incurred from a Southeast hurricane event could be in excess of $0.4 billion. Conversely, there is a 99% chance that on an annual basis, the loss from a Southeast hurricane will fall below $0.4 billion.
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
Our estimated net losses from peak zone catastrophes may change from period to period as a result of several factors, which include but are not limited to, updates to vendor catastrophe models, changes in our own modeling, changes in our underwriting portfolios, changes to our reinsurance purchasing strategy and changes in foreign exchange rates. Several of the aforementioned factors, including the acquisition of Novae and opportunistic purchase of more reinsurance/retrocession protection, drove the changes to our natural catastrophe PMLs during 2017.

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
Reserving for long-tail lines of business represents a significant component of reserving risk. When loss trends prove to be higher than those underlying our reserving assumptions, the risk is greater because of a stacking-up effect: we carry reserves to cover claims arising from several years of underwriting activity and these reserves are likely to be adversely affected by unfavorable loss trends. We manage and mitigate reserving risk on long-tail business in a variety of ways. First, the long-tail business we write is part of a well-balanced and diversified global portfolio of business. In 2017, our long-tail net premiums written (namely liability and motor business) represented 23% of our total premiums written and 30% of total net reserves. We also purchase reinsurance on the liability business to reduce our net positions. Secondly, we follow a disciplined underwriting process that utilizes available information, including industry trends.
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

We foster a strong culture of review among its claims teams. This includes MIAs, whereby senior claims handlers audit a sample of claim files. The process is designed to ensure consistency between the claims units and to develop Group-wide best practices.
When we receive notice of a claim, regardless of size, it is recorded within our underwriting and claims systems. To assist with the reporting of significant claims, we have also developed a standard format and procedure to produce "flash reports" for significant events and potential losses, regardless of whether we have exposure. Our process for flash reporting allows a direct notification to be communicated to underwriters and senior management worldwide. Similarly, for natural peril catastrophes, we have developed a catastrophe database, along with catastrophe coding in certain systems, that allows for the gathering, blending and reporting of loss information as it develops from early modeled results to fully adjusted and paid losses.
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
Credit Risk Relating to Investing Activities
Within our fixed maturity investment portfolio, which represents approximately $13 billion or 51% of our total assets, we are exposed to potential losses arising from the diminished creditworthiness of issuers of bonds as well as third party counterparties such as custodians. We limit such credit risk through diversification, issuer exposure limitation graded by ratings and, with respect to custodians, through contractual and other legal remedies. Excluding U.S. Treasury and Agency securities, we limit our concentration of credit risk to any single corporate issuer to 2% or less of our investment grade fixed maturities portfolio for securities rated A- or above and 1% or less of our investment grade fixed maturities portfolio for securities rated below A-. No more than 1.5% of total cash and invested assets can be invested in any single corporate issuer.
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
We have specific processes and systems in place to focus on high priority operational matters such as information security, managing business continuity, and third party vendor risk:

•
Major failures and disasters which could cause a severe disruption to working environments, facilities and personnel, represent a significant operational risk to us. Our Business Continuity Management framework strives to protect critical business functions from these effects to enable us to carry out our core tasks in time and at the quality required. During 2017, we continued to review our Business Continuity Planning procedures through cyclical planned tests.

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
Capital Management
Our capital management strategy is to maximize long-term shareholder value by, among other things, optimizing capital allocation and minimizing our cost of capital. We manage our capital in accordance with our Target Capital Range ("TCR") concept. The TCR defines the preferred level of capital needed to absorb shock losses and still satisfy our minimum solvency targets in relation to key capital benchmarks including our "own view" of risk from our internal capital model and regulatory and rating agency capital requirements:

•	Internal risk capital - We use our internal capital model to assess the capital consumption of our business, measuring and monitoring the potential aggregation of risk at extreme return periods.

•
Regulatory capital requirements - In each country in which we operate, the local regulator specifies the minimum amount and type of capital that each of the regulated entities must hold in support of their liabilities and business plans. We target to hold, in addition to the minimum capital required to comply with the solvency requirements, an adequate buffer to ensure that each of our operating entities meets its local capital requirements. For further information refer to Item 8, Note 21 of the Consolidated Financial Statements, 'Statutory Financial Information' section of this report.

•
Rating agency capital requirements - Rating agencies apply their own models to evaluate the relationship between the required risk capital of a company and its available capital resources. The assessment of capital adequacy is usually an integral part of the rating agency process. Meeting rating agency capital requirements and maintaining strong credit ratings are strategic business objectives of the Company. For further information on our financial strength refer to Item 7, 'Liquidity and Capital Resources' section of this report.

The TCR identifies the point at which managements needs to consider raising capital, amending our business plan or executing capital management activities well before capital approaches the minimum requirements ("early warning indicator"). This allows us to take appropriate measures to ensure the continued strength and appropriateness of our capital and solvency positions, and also enables us to take advantage of opportunities as they arise. Such measures are performed as and when required and include traditional capital management tools (e.g. dividends, share buy-backs, issuance of shares or debt) or through changes to our risk exposure (e.g. recalibration of our investment portfolio or changes to our reinsurance purchasing strategy).
The TCR also considers an amount of capital beyond which capital could be considered "excess". Where we do not find sufficiently attractive opportunities and returns for our excess capital, we may return capital back to our shareholders through repurchases and dividends. In doing so, we seek to maintain an appropriate balance between higher returns for our shareholders and the security provided by a sound capital position.

REGULATION

General
The business of (re)insurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. In addition, some jurisdictions are currently evaluating changes to their regulation and we are monitoring these potential developments. To the extent we are aware of impending changes in regulation, designated project teams prepare us to comply on a timely basis with such anticipated changes. The following describes the current material regulations under which the Company operates.
Bermuda
Our Bermuda insurance operating subsidiary, AXIS Specialty Bermuda, is a Class 4 general business insurer subject to the Insurance Act 1978 of Bermuda and related regulations, as amended (the "Insurance Act"). The Insurance Act provides that no person may carry on any insurance or reinsurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (the "BMA") under the Insurance Act. The Insurance Act imposes upon Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements, and grants the BMA powers to supervise, investigate, require information and demand the production of documents and intervene in the affairs of insurance companies. Significant requirements pertaining to Class 4 insurers include the appointment of an independent auditor, the appointment of a loss reserve specialist, the appointment of a principal representative in Bermuda, the filing of annual Statutory Financial Returns, the filing of annual GAAP financial statements, the filing of an annual capital and solvency return, compliance with minimum and enhanced capital requirements, compliance with certain restrictions on reductions of capital and the payment of dividends and distributions, compliance with group solvency and supervision rules, if applicable, and compliance with the Insurance Code of Conduct.
Effective January 1, 2016, the BMA was granted full "equivalence" under Solvency II (as more fully described below under "Ireland") for Bermuda’s commercial insurance sector, including Class 4 insurers.
The BMA acts as group supervisor of AXIS Capital and has designated AXIS Specialty Bermuda as the ‘designated insurer’ of the AXIS Capital insurance companies. In accordance with the group supervision and insurance group solvency rules, AXIS Capital is required to prepare and submit annual audited group GAAP financial statements, an annual group Statutory Financial Return, an annual group Capital and Solvency Return and quarterly group unaudited GAAP financial statements, and to appoint both a group actuary and a group auditor. Enhanced group capital requirements ("ECR") have been phased in since the financial year ending December 31, 2013, when the applicable ECR was 50% of the amount prescribed by the BMA, with an additional 10% applicable each subsequent year through 2018, when the full ECR will be required.
Ventures Re is registered as a Class 3A insurer under the Insurance Act and is a registered segregated accounts company under the Bermuda Segregated Accounts Companies Act 2000, as amended.
AXIS Ventures is regulated by the BMA as an insurance manager, Novae Bermuda Underwriting Limited is regulated by the BMA as an insurance agent and AXIS Reinsurance Managers is regulated by the BMA as both an insurance manager and an insurance agent. Insurance managers and insurance agents are subject to the Insurance Act which provides that no person may carry on business as an insurance manager or agent unless registered for the purpose by the BMA under the Insurance Act. Insurance managers are required to comply with the Insurance Manager Code of Conduct.
In November 2017, Glen Rock Holdings Ltd. and Glen Rock Re Ltd. were formed as direct subsidiaries of AXIS Ventures.
AXIS Capital Holdings Limited, AXIS Specialty Bermuda, AXIS Specialty Holdings Bermuda Limited, AXIS Specialty Investments Limited, AXIS Specialty Markets Limited, AXIS Specialty Markets II Limited, AXIS Ventures, Ventures Re, AXIS Specialty Investments II Limited, AXIS Reinsurance Managers, Novae Bermuda Holdings Limited, Novae Bermuda Underwriting Limited, Glen Rock Holdings Ltd. and Glen Rock Re Ltd. must also comply with provisions of the Bermuda Companies Act 1981, as amended (the "Companies Act"), regulating the payment of dividends and distributions. A Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than its liabilities.

The Singapore branch of AXIS Specialty Bermuda, AXIS Specialty Limited (Singapore Branch), established in 2008, is regulated by the Monetary Authority of Singapore (the "MAS") pursuant to The Insurance Act of Singapore which imposes significant regulations relating to capital adequacy, risk management, governance, audit and actuarial requirements. AXIS Specialty Limited (Singapore Branch) is registered by the Accounting and Corporate Regulatory Authority ("ACRA") as a foreign company in Singapore and is also regulated by ACRA pursuant to the Singapore Companies Act. Prior to establishing its Singapore branch, AXIS Specialty Bermuda had maintained a representative office in Singapore since 2004.
AXIS Specialty Bermuda has reinsurance permissions in China and the Netherlands. AXIS Specialty Limited (Singapore Branch) has a separate reinsurance permission in China.
AXIS Managing Agency Limited may write general insurance and reinsurance in Bermuda using Lloyd's licenses. See "United Kingdom" (U.K.) below for additional information regarding AXIS Managing Agency Limited.
United States
U.S. Insurance Holding Company Regulation of AXIS Capital’s Insurance Subsidiaries
As members of an insurance holding company system, each of AXIS Insurance Company, AXIS Reinsurance Company, AXIS Specialty Insurance Company and AXIS Surplus Insurance Company, collectively AXIS Capital’s U.S. insurance subsidiaries ("U.S. Insurance Subsidiaries") are subject to the insurance holding company system laws and regulations of the states in which they do business. These laws generally require each of the U.S. Insurance Subsidiaries to register with its respective domestic state insurance department and to furnish financial and other information which may materially affect the operations, management or financial condition within the holding company system. All transactions within a holding company system that involve an insurance company must be fair and equitable. Notice to the insurance departments is required prior to the consummation of transactions affecting the ownership or control of an insurer and of certain material transactions between an insurer and an entity in its holding company system, and certain transactions may not be consummated without the department’s prior approval.
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
Although the insurance industry generally is not directly regulated by the federal government, federal legislation and initiatives can affect the industry and our business. Certain sections of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank") pertain to the regulation and business of insurance. Specifically, the Federal Insurance Office was created ("FIO") has limited authority and serves to collect information and report on the business of insurance to Congress. In addition, Dodd-Frank contains the Non-admitted and Reinsurance Reform Act of 2010 ("NRRA"). NRRA attempts to coordinate the payment of surplus lines taxes, simplify the granting of alien insurers to become surplus lines authorized and coordinates the credit for certain reinsurance. Various sections of Dodd-Frank become effective over time and regulations have yet to be drafted for certain provisions. AXIS does not anticipate that Dodd-Frank will have any material effect on its operations or financial condition this year, but will continue to monitor its implementation.
Ternian Insurance Group LLC, a leading provider of voluntary, limited benefit, affordable health plans and other employee benefits coverage for hourly and part-time workers and their families, is an authorized insurance producer in all 50 of the U.S. except Hawaii. As a resident insurance producer in Arizona, Ternian Insurance Group LLC is subject to regulation and supervision by the Arizona Department of Insurance and is also subject to the regulation and supervision of the other states in which Ternian transacts business.
AXIS Specialty Underwriters, Inc., a Florida licensed reinsurance intermediary is subject to regulation and supervision by the Florida Department of Financial Services. AXIS Specialty Underwriters, Inc. operates as the Latin American and Caribbean regional coverholder for AXIS Syndicate providing facultative reinsurance coverage to the Latin American and Caribbean market with a focus on energy and property business.
U.S. Authorizations of our Non-U.S. Insurance Subsidiaries
The insurance laws of each state of the U.S. regulate or prohibit the sale of (re)insurance within their jurisdictions by (re)insurers that are not admitted to do business within such jurisdictions, or conduct business pursuant to exemptions. AXIS Specialty Europe is eligible to write surplus lines business in all 50 of the U.S., the District of Columbia and Puerto Rico. AXIS Managing Agency Limited is eligible to use Lloyd's of London licenses to (i) write surplus lines business in all 50 of the U.S., in the District of Columbia and in all U.S. territories, (ii) to write insurance business, except life insurance business, in the states of Illinois, Kentucky and in the U.S. Virgin Islands and (iii) to write non-life reinsurance business in all 50 of the U.S., the District of Columbia and in all U.S. territories, except for accident and health reinsurance in New York.
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
Ireland
On November 4, 2015, Ireland transposed the Solvency II Directive (Directive 2009/138/EC) as amended by the Omnibus II Directive (2014/51/EC) (together "the Solvency II Directive") into Irish Law effective January 1, 2016. This transposition took the form of secondary Irish legislation in the form of a Statutory Instrument, the European Communities (Insurance and Reinsurance) Regulations 2015, which together with the Solvency II Directive are collectively referred to herein as "Solvency II". Solvency II represents a consolidation and modernization of existing European Commission Solvency I (re)insurance regulation and supervision and includes a new harmonized European Union-wide risk based solvency and reporting regime for the (re)insurance sector. Solvency II covers three main areas: (i) the valuation of assets and liabilities and related solvency capital requirements; (ii) governance requirements including key functions of compliance, internal audit, actuarial and risk management; and (iii) new legal entity and European Union ("E.U.") group reporting and disclosure requirements including public disclosures. The new capital requirement must be computed using the Solvency II standard formula unless the Central Bank of Ireland ("CBI") has previously authorized a company to use its own internal model. Certain of our European legal entities are subject to Solvency II effective January 1, 2016.
AXIS Specialty Europe
AXIS Specialty Europe is a European public limited liability company incorporated as a non-life insurer under the laws of Ireland. It is a Societas European (SE), or European society company, and has been registered in accordance with company law of the E.U. As a SE company, AXIS Specialty Europe can more easily merge with companies in European member states and also transfer with the E.U. AXIS Specialty Europe is authorized and regulated by the CBI pursuant to the Insurance Acts 1909 to 2000, as amended, repealed or replaced, the Central Bank Acts 1942 – 2014, as amended, repealed or replaced and E.U. regulation relating to general insurance and statutory instruments made thereunder. AXIS Specialty Europe is authorized to conduct business in 16 non-life insurance classes. AXIS Specialty Europe may also write reinsurance business within the classes of insurance business for which it is authorized. Significant additional regulation and guidelines apply in relation to compliance with corporate governance requirements as well as fitness to perform assessments.
Ireland is a member of the European Economic Area, ("EEA"), which comprises each of the countries of the E.U. with the addition of Iceland, Liechtenstein and Norway.
AXIS Specialty Europe is subject to Solvency II effective January 1, 2016. In accordance with Solvency II, AXIS Specialty Europe is permitted to provide insurance services to clients located in any EEA member state ("Freedom of Services"), provided it has first notified the CBI and subject to compliance with any "general good requirements" as may be established by the applicable EEA Member State regulator. AXIS Specialty Europe has notified the CBI of its intention to provide insurance services on a Freedom of Services basis in all EEA countries.
Solvency II also permits AXIS Specialty Europe to carry on insurance business in any EEA Member State under the principle of "Freedom of Establishment."
AXIS Specialty Europe's U.K. branch transacts general insurance business in the U.K. The CBI remains responsible for the prudential supervision of the branch; however, the branch is subject to limited regulation by the U.K. Financial Conduct Authority ("FCA") and the Prudential Regulation Authority ("PRA").
AXIS Specialty Europe's Australia branch, trading as AXIS Specialty Australia, ceased writing new and renewal business in October 2015 and completed a portfolio transfer of all the insurance policies, assets and liabilities with effect from February 13, 2017 (see "Australia" below for additional information regarding AXIS Specialty Australia).
AXIS Specialty Europe has obtained local regulatory permission to carry on insurance business in Jersey and has reinsurance permissions in India and China.
AXIS Re SE
AXIS Re SE is a European public limited liability company incorporated as a reinsurer under the laws of Ireland. AXIS Re SE is also a Societas Europeae (SE), or European society company, registered in accordance with the corporate law of the E.U. AXIS Re SE is authorized by the CBI as a composite reinsurer (non-life and life) in accordance with the Insurance Acts 1909 to 2000, as amended, repealed or replaced, the Central Bank Acts 1942 - 2014 as amended, repealed or replaced and E.U. regulation applicable to reinsurance and statutory instruments made thereunder. Significant additional regulation and guidelines apply to reinsurers in relation to compliance with corporate governance requirements as well as performing assessments of fitness and probity. Solvency II applies to AXIS Re SE effective January 1, 2016.
In September 2003, AXIS Re SE established a branch in Zurich, Switzerland trading as AXIS Re Europe and registered in Zurich as AXIS Re SE Dublin, Zurich branch. The CBI remains responsible for the prudential supervision of the branch. The Swiss Financial Market Supervisory Authority does not impose additional regulation upon a Swiss branch of an EEA reinsurer.

AXIS Re SE has reinsurance permissions in Argentina, Bolivia, Brazil, China, Chile, Colombia, Dominican Republic, Ecuador, El Salvador, Guatemala, Honduras, India, Mexico, Nicaragua, Panama, Paraguay, Peru and Venezuela.
AXIS Re SE has marketing offices in Brazil, France and Spain. These offices are representative offices only and no business may be written or any regulated activity conducted from these offices.
AXIS Re SE Escritório de Representação No Brasil Ltda. was established in Brazil as a subsidiary of AXIS Re SE to facilitate the Brazilian Superintendence of Private Insurance ("SUSEP") regulatory requirements for approval of a representative office of AXIS Re SE and for the registration of AXIS Re SE with SUSEP as an Admitted Reinsurer.
AXIS Specialty Holdings Ireland Limited
AXIS Specialty Holdings Ireland Limited is the limited liability holding company for AXIS Specialty Europe and AXIS Re SE, incorporated under the laws of Ireland.
In April 2017, AXIS Specialty Holdings Ireland Limited acquired Compagnie Belge d'Assurances Aviation NV/SA, a Belgium domiciled specialty aviation insurer.
In September 2017, AXIS Specialty Holdings Ireland Limited acquired Contessa Limited, a U.K. licensed insurance intermediary.
AXIS Reinsurance (DIFC) Limited, a Dubai licensed insurance intermediary was formed as a subsidiary of AXIS Specialty Holdings Ireland Limited in December 2017.
AXIS Managing Agency Limited is eligible to use Lloyd's of London licenses to write insurance, except permanent health, and reinsurance business on a Freedom of Services basis in Ireland.
U.K. and Lloyd's of London
In the U.K., under the Financial Services and Markets Act 2000 ("FSMA"), no person may carry on a regulated activity unless authorized or exempt. Affecting or intermediating contracts of insurance or reinsurance are regulated activities requiring authorization. Affecting contracts of insurance requires authorization by the PRA and is regulated by the FCA. Intermediating contracts of insurance requires authorization by the FCA.
Under the Financial Services Act 2012, The FCA is a conduct regulator for all U.K. firms carrying on a regulated activity in the U.K. while the PRA is the prudential regulator of U.K. banks, building societies, credit unions, insurers and major investment firms.  As a prudential regulator, the PRA has a general objective to promote the safety and soundness of the firms it regulates. The PRA rules require financial firms to hold sufficient capital and have adequate risk controls in place. Close supervision of firms ensures that the PRA has a comprehensive overview of their activities. The PRA can step in if it believes an insurer is not protecting policyholders adequately.
The FCA has a statutory strategic objective to ensure that relevant markets function well and operational objectives to: protect consumers; protect financial markets; and promote competition. It makes rules covering how the firm must be managed and requirements relating to the firm’s systems and controls; how business must be conducted; and the firm’s arrangements to manage financial crime risk. The PRA and the FCA require regular and ad hoc reporting and monitor compliance with their respective rulebooks through a variety of means including the collection of data, industry reviews, and site visits. The directors and senior managers of AXIS Managing Agency Limited must be “approved persons” under FSMA making them directly and personally accountable for ensuring compliance with the requirements of the PRA and the FCA.
AXIS Managing Agency Limited
AXIS Managing Agency Limited is authorized and regulated by the PRA and regulated by the FCA to conduct insurance and reinsurance business and is a Lloyd's managing agent authorized by Lloyd's to manage AXIS Syndicate 1686, Syndicate 2007 and Special Purpose Arrangement 6129.
Lloyd’s is a society of members both corporate and individual, which underwrite insurance and reinsurance (each for its own account) as members of syndicates.  A syndicate is made up of one or more members that join together as a group to accept insurance and reinsurance risks. Each syndicate is managed by a managing agent.  Managing agents write insurance business on behalf of the member(s) of the syndicate, which member(s) receive profits or bear losses in proportion to their share in the syndicate for each underwriting year of account.
The Society of Lloyd’s is subject to U.K. law and is authorized under the FSMA.  The Lloyd’s Act 1982 defines the governance structure and rules under which the society operates. Under the Lloyd's Act 1982, the Council of Lloyd’s is responsible for the management and supervision of the Lloyd’s market. The Council of Lloyd's overseas and supports the Lloyd's market. Lloyd's manages and protects the Lloyd's network of international licenses. Lloyd's agrees to syndicates' business plans and evaluates performance against those plans. Syndicates are required to underwrite only in accordance with their agreed business plans. If they fail to do so, Lloyd’s can take a range of actions including, as a last resort, stopping a syndicate from underwriting. Lloyd’s monitors syndicates’ compliance with Lloyd’s minimum standards. In addition, Lloyd's is responsible for setting both member and central capital levels.
Lloyd’s has a global network of licenses and authorizations and underwriters at Lloyd's may write business in and from countries where Lloyd’s has authorized status or exemptions available to non-admitted insurers or reinsurers.  Lloyd’s licenses can only be used if the Syndicate Business Forecast, agreed annually with Lloyd’s, names those countries.
AXIS Managing Agency Limited operates an underwriting division at Lloyd’s Insurance Company (China) Limited, a wholly owned subsidiary of the Corporation of Lloyd’s which allows it to underwrite reinsurance in China.
AXIS Corporate Capital UK Limited
AXIS Corporate Capital UK Limited is the sole (100%) corporate member of AXIS Syndicate 1686. AXIS Syndicate 1686 was managed by a third party managing agency, Asta Managing Agency Limited, until August 2017. Management of AXIS Syndicate 1686 was transferred to AXIS Managing Agency Limited on August 4, 2017.
Novae Corporate Underwriting Limited
Following the acquisition of Novae Group Limited in October 2017, Syndicate 2007 was transferred from Novae Syndicates Limited to AXIS Managing Agency Limited on January 1, 2018. Novae Corporate Underwriting Limited is the sole corporate member of Syndicate 2007.
Novae Underwriting Limited
Novae Underwriting Limited is authorized and regulated by the FCA as an insurance intermediary and underwrites insurance on behalf of Syndicate 2007 at Lloyd’s.
Contessa Limited
Contessa Limited is authorized and regulated by the FCA as an insurance intermediary with offices in London and Belfast and underwrites insurance on behalf of AXIS Syndicate 1686 at Lloyd’s.
AXIS Specialty UK Holdings Limited
AXIS Specialty UK Holdings Limited is a limited liability holding company for AXIS Managing Agency Limited, AXIS Corporate Capital UK Limited and Novae Group Limited, incorporated under the laws of England and Wales. AXIS Specialty UK Holdings Limited purchased Novae Group Limited in October 2017 through a court sanctioned scheme of arrangement.
AXIS Specialty Europe may transact business in the U.K. on a Freedom of Establishment basis. AXIS Re SE may transact business in the U.K. on a Freedom of Services basis pursuant to Article 56 of the Treaty on the functioning of the E.U. and as provided for in the Solvency II Directive and U.K. domestic law.
Switzerland
AXIS Re SE conducts reinsurance business from its branch, AXIS Re Europe, in Zurich, Switzerland, subject to the supervision of the CBI.
AXIS Managing Agency Limited is eligible to use Lloyd's licenses to write all classes of insurance business, except life, sickness and legal expenses and is authorized to write all classes of reinsurance business in Switzerland.

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
AXIS Managing Agency Limited is eligible to use Lloyd's licenses to write insurance from Singapore with the exception of certain compulsory classes and life business. Singaporean business may also be written from outside of Singapore in certain circumstances where it is placed with a Singapore intermediary licensed by the MAS to place business at Lloyd's or by dealing directly with the insured.
Canada
AXIS Reinsurance Company conducts (re)insurance business from AXIS Reinsurance Company (Canadian Branch), its branch in Canada, subject to the supervision of the New York State Department of Financial Services and the Office of the Superintendent of Financial Institutions Canada ("OSFI"), the federal regulatory authority that supervises federal Canadian and non-Canadian insurance companies operating in Canada pursuant to the Insurance Companies Act (Canada). The branch is authorized by OSFI to transact insurance and reinsurance. In addition, the branch is subject to the laws and regulations of each of the provinces and territories in which it is licensed.
AXIS Managing Agency Limited is eligible to use Lloyd's licenses subject to the laws and regulations of each of the provinces and territories in which it is licensed, to write insurance in or from Canada, with the following exceptions: hail insurance in respect of crop in the province of Quebec; home warranty insurance in the province of British Columbia; life insurance; credit protection insurance; title insurance; surety; and mortgage default insurance. AXIS Syndicate, through Lloyd's, is authorized to write reinsurance in or from Canada subject to certain restrictions relating to life reinsurance.
Australia
In October 2015, AXIS Specialty Europe's Australian branch, trading as AXIS Specialty Australia, ceased writing new and renewal business.
In April 2016, AXIS Specialty Australia entered into a 100% Quota Share Adverse Development Reinsurance Cover with a reinsurer regulated by FINMA and APRA. The scheme for the transfer of the insurance business of AXIS Specialty Australia under Division 3A of Part III of the Insurance Act 1973 was approved by the Irish High Court on February 1, 2017 and was approved by the Federal Court of Australia on February 10, 2017. Under this scheme the insurance policies, assets and liabilities of AXIS Specialty Australia were transferred to the reinsurer with effect from February 13, 2017, following which AXIS Specialty Australia requested APRA to exercise its power under section 16 of the Insurance Act 1973 (Cth) to revoke AXIS Specialty Australia’s authorization to carry on insurance business in Australia under section 12(1) of the Insurance Act 1973 (Cth). AXIS Specialty Australia's insurance authorization was formally revoked by APRA on March 27, 2017.
AXIS Managing Agency Limited is eligible to use Lloyd's licenses to write insurance and reinsurance in or from Australia with certain exceptions.
Belgium
Compagnie Belge d'Assurances Aviation NV/SA ("Aviabel") is a public limited liability company that was acquired by AXIS Specialty Holdings Ireland Limited in April 2017. It has a registered office in Brussels, Belgium and is regulated by the National Bank of Belgium (the "NBB") pursuant to the Belgian Act of 2016. As a specialty insurer, it is authorized to conduct general property and casualty insurance.
Aviabel is subject to Solvency II and is permitted to provide insurance across the EEA on a cross-border basis.
Aviabel has a branch registered in the Netherlands from which it exercises certain insurance activities and has a captive subsidiary in Luxembourg, Aviabel RE S.A.
Aviabel has reinsurance permissions in Argentina, Bolivia, Brazil, Chile, Colombia, Costa Rica, Ecuador, El Salvador, Guatemala, Honduras, Mexico, Nicaragua, Panama, Paraguay, Peru, Uruguay, Venezuela, India, China and South Korea.

AXIS Managing Agency Limited is eligible to use Lloyd's licenses to write insurance (except permanent health) and reinsurance business on a Freedom of Services basis in Belgium.
AXIS Specialty Europe has permission to write insurance and reinsurance on a Freedom of Services basis in Belgium.
AXIS Re SE has permission to write reinsurance on a Freedom of Services basis in Belgium.
Dubai
AXIS Specialty Holdings Ireland Limited recently established AXIS Reinsurance (DIFC) Limited which was granted a prudential Category 4 license from the Dubai Financial Services Authority on December 25, 2017 to provide insurance intermediation and insurance management services. AXIS Reinsurance (DIFC) Limited has been established within the Dubai International Financial Centre and is required to comply with Regulatory Law DIFC Law No. 1 2004 and any amendments.
AXIS Reinsurance (DIFC) Limited will operate as an intermediary under binding authority granted by the Board of Directors of AXIS Re SE to underwrite several lines of business.
AXIS Managing Agency Limited is eligible to use Lloyd's licenses to write reinsurance in or from Dubai with certain exceptions.
Non-Admitted (Re)Insurance
The AXIS Capital (re)insurance companies also (re)insure risks in many countries, including the above countries, pursuant to regulatory permissions and exemptions available to non-admitted (re)insurers.
AXIS Managing Agency Limited is eligible to use Lloyd's licenses to write insurance and reinsurance business where Lloyd's has authorized status or pursuant to regulatory exemptions available to non-admitted (re)insurers.

EMPLOYEES
As of February 19, 2018 we had approximately 1,647 employees. We believe that relations with our employees are excellent.

TRADEMARKS

We use our trademarks, including among others, our "AXIS" trademarks for the global marketing of our products and services and believe that we sufficiently safeguard our trademark portfolio to protect our rights.

AVAILABLE INFORMATION
Our Internet website address is http://www.axiscapital.com. Information contained in our website is not part of this report.
We make available free of charge, through our internet website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Current copies of the charter for each of our Audit Committee, Corporate Governance and Nominating Committee, Compensation Committee, Finance Committee, Executive Committee and Risk Committee, as well as our Corporate Governance Guidelines and Code of Business Conduct, are available on our internet website at http://www.axiscapital.com.

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
The (re)insurance industry is highly competitive. We compete on an international and regional basis with major U.S., Bermuda, European and other international (re)insurers and underwriting syndicates, including Lloyd's, some of which have greater financial, marketing and management resources than we do. We also compete with new companies that continue to be formed to enter the (re)insurance markets. In addition, capital market participants have created alternative products that are intended to compete with reinsurance products. New and alternative capital inflows in the (re)insurance industry and the retention by cedants of more business have caused an excess supply of (re)insurance capital. There has been a large amount of merger and acquisition activity in the (re)insurance sector in recent years and we may experience increased competition as a result of that consolidation with consolidated entities having enhanced market power. In addition, there is a risk of continued consolidation in the sector which could result in competition from larger competitors. Increased competition could result in fewer submissions, lower premium rates, less favorable policy terms and conditions and greater costs of customer acquisition and retention. In addition, if industry pricing does not meet our hurdle rate, we may reduce our future underwriting activities. These factors could have a material adverse effect on our growth and profitability.

Global economic conditions could materially and adversely affect our business, results of operations and financial condition.

Worldwide financial markets can be volatile. In 2008 and 2009, for example, there was volatility and disruption including, among other things, dislocation in the mortgage and asset-backed securities markets, deleveraging and decreased liquidity generally, widening of credit spreads, bankruptcies and government intervention in a number of large financial institutions. These events resulted in extraordinary responses by governments worldwide, including the enactment of the Emergency Economic Stabilization Act of 2008 and the U.S. Recovery and Reinvestment Act in 2009 and Dodd Frank. Uncertainty and market turmoil has affected (among other aspects of our business), and may in the future affect, the demand for and claims made under our products, the ability of customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance and portfolio.

In addition, steps taken by governments to stabilize financial markets and improve economic conditions may be ineffective and actual or anticipated efforts to continue to unwind some of such steps could disrupt financial markets and/or could adversely impact the value of our investment portfolio. While inflation has recently been moderate and that trend may continue, it is possible that expansionary monetary policies, recent changes to the U.S. tax law, improving economic conditions, higher commodity prices and tighter labor markets could lead to an inflationary environment.

The current U.S. administration has called for comprehensive regulatory reform and questioned certain existing legislation, including the Affordable Care Act and Dodd Frank. It is uncertain how any such reform could affect our business. Governmental action and legislation resulting from the U.S. administration, including the recently enacted U.S. Tax Reform as well as political debate, conflicts and compromises related to such actions, may impact the financial markets and consumer confidence and spending or adversely impact the U.S. economy. See "Changes in U.S. federal income tax law and other tax laws, including changes resulting from the recommendations of the Organization for Economic Cooperation and Development ("OECD"), could materially adversely affect us" below.

Given the ongoing global economic uncertainties, evolving market conditions may continue to affect our results of operations, financial position and capital resources. In the event that there is additional deterioration or volatility in financial markets or general economic conditions, our results of operations, financial position, capital resources and competitive landscape could be materially and adversely affected.
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

Increases in the values and concentrations of insured property, particularly along coastal regions and increases in the cost of construction materials required to rebuild affected properties, may increase the impact of these occurrences on us in the future. Changes in global climate conditions may further increase the frequency and severity of catastrophe activity and losses in the future. Similarly, changes in global political and economic conditions may increase both the frequency and severity of man-made catastrophe events in the future. Examples of the impact of catastrophe events include our recognition of the net losses and loss expenses of:

•	$835 million, in aggregate, primarily related to U.S. weather-related events, Hurricanes Harvey, Irma and Maria, Mexico earthquakes and California wildfires in 2017;

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
With regard to cyber-attacks, this is an area where the threat landscape is evolving, and there is a risk that increases in the frequency and severity of cyber-attacks on our clients could adversely affect our financial condition and operating results. This risk is also dependent on our clients' cybersecurity defenses, and our issuance of policy terms which respond to the evolving threat landscape. In addition, our exposure to cyber-attacks includes exposure to silent cyber risks, meaning risks and potential losses associated with policies where cyber risk is not specifically included nor excluded in the policies. Even in cases where we attempt to exclude losses from cyber-related risks, there can be no assurance that a court or arbitration panel will interpret policy language or otherwise issue a ruling favorable to us.

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
We could face unanticipated losses from war, terrorism, political unrest, and geopolitical uncertainty and these or other unanticipated losses could have a material adverse effect on our financial condition, results of operations and/or liquidity.
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
We have limited terrorism coverage in our own reinsurance program for our exposure to catastrophe losses related to acts of terrorism. Furthermore, although the Terrorism Risk Insurance Extension Act of 2005 ("TRIEA") provides benefits in the event of certain acts of terrorism, those benefits are subject to a deductible and to other limitations. Under TRIEA, once our losses attributable to certain acts of terrorism exceed 20% of our direct commercial property and liability insurance premiums for the preceding calendar year, the federal government will reimburse us for 85% of such losses in excess of this deductible. Notably, TRIEA does not provide coverage for reinsurance losses. Given the unpredictable frequency and severity of terrorism losses, as well as the limited terrorism coverage in our own reinsurance program, future losses from acts of terrorism could materially and adversely affect our results of operations, financial condition and/or liquidity in future periods. TRIEA expired at the end of 2014 but was reauthorized, with some adjustments to its provisions, in January 2015 for six years through December 31, 2020. Over the six-year life of the reauthorized program, the federal government reimbursement percentage will drop from 85% to 80%.
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
While we believe that our loss reserves at December 31, 2017 are adequate, new information, events or circumstances, unknown at the original valuation date, may lead to future developments in our ultimate losses being significantly greater or less than the reserves currently provided. The actual final cost of settling claims outstanding at December 31, 2017 as well as claims expected to arise from the unexpired period of risk is uncertain. There are many other factors that would cause our reserves to increase or decrease, which include, but are not limited to, changes in claim severity, changes in the expected level of reported claims, judicial action changing the scope and/or liability of coverage, changes in the legislative, regulatory, social and economic environment and unexpected changes in loss inflation.

Our relatively limited operating history, which includes periods of rapid growth, means that our loss reserve estimates, particularly on the longer tailed classes of business, may place more reliance on industry benchmarks than might be the case for companies with longer operating histories; as a result, the potential for volatility in our estimated loss reserves may be more pronounced than for more established companies. When establishing our single point best estimate of loss reserves at December 31, 2017, our management considered actuarial estimates and applied informed judgment regarding qualitative factors that may not be fully captured in actuarial estimates. Such factors included, but were not limited to: the timing of the emergence of claims, volume and complexity of claims, social and judicial trends, potential severity of individual claims and the extent of internal historical loss data versus industry information.
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
As industry practices and legal, judicial, social, political, technological and other environmental conditions change, unexpected issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the frequency and/or severity of claims. For example, the last global financial crisis resulted in a higher level of claim activity on professional lines (re)insurance business. In some instances, these changes may not become apparent until some time after we have issued the insurance or reinsurance contracts that are affected by the changes. In addition, our actual losses may vary materially from our current estimate of the loss based on a number of factors (see ‘If actual claims exceed our loss reserves, our financial results could be adversely affected’ above). As a result, the full extent of liability under an insurance or reinsurance contract may not be known for many years after such contract is issued and a loss occurs.

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
Our fixed maturities, which represent 85% of our total investments and 78% of total cash and investments at December 31, 2017, may be adversely impacted by changes in interest rates. Increases in interest rates could cause the fair value of our investment portfolio to decrease, resulting in a lower book value (refer to Item 7A 'Quantitative and Qualitative Disclosure About Market Risk' for a related sensitivity analysis) and capital resources.
In addition, a lower interest rate environment can result in reductions in our investment yield as new funds and proceeds from sales and maturities of fixed income securities are re-invested at lower rates. This reduces our overall future profitability. Interest rates are highly sensitive to many factors, including governmental and central bank monetary policies, inflation, domestic and international economic and political conditions and other factors beyond our control.
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

Our operations, like those of other insurer and reinsurers, are susceptible to the effects of inflation because premiums are established before the ultimate amounts of loss and loss adjustment expense are known. Although we consider the potential effects of inflation when setting premium rates, our premiums may not fully offset the effects of inflation and essentially result in our underpricing the risks we insure and reinsure. Our reserve for losses and loss adjustment expenses includes assumptions about future payments for settlement of claims and claims-handling expenses, such as the value of replacing property and associated labor costs for the property business we write and litigation costs. To the extent inflation causes costs to increase above reserves established for claims, we will be required to increase our loss reserves with a corresponding reduction in our net income in the period in which the deficiency is identified, which may have a material adverse effect on our financial condition or results of operations.
The failure of our loss limitation strategy could have a material adverse effect on our results of operations or financial condition.
We seek to mitigate our loss exposure through multiple methods. For example, we write a number of our (re)insurance contracts on an excess of loss basis. Excess of loss (re)insurance indemnifies the insured against losses in excess of a specified amount. We generally limit the line size for each client and line of business on our insurance business and purchase reinsurance for many of our lines of business. In the case of proportional reinsurance treaties, we seek per occurrence limitations or loss and loss expense ratio caps to limit the impact of losses from any one event. In proportional reinsurance, the reinsurer shares a proportional part of the premiums and losses of the reinsured. We also seek to limit our loss exposure through geographic diversification. Geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone’s limits. In addition, various provisions of our insurance policies and reinsurance contracts, such as limitations or exclusions from coverage or choice of forum negotiated to limit our risks may not be enforceable in the manner we intend. We cannot be sure that these loss limitation methods will effectively prevent a material loss exposure which could have a material adverse effect on our results of operations or financial condition.
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
We could be materially adversely affected if managing general agents, general agents, coverholders, other producers and third party administrators in our program business exceed their underwriting and/or claims settlement authorities or otherwise breach obligations owed to us.

In program business conducted by our insurance segment, following our underwriting, financial, claims and information technology due diligence reviews, we authorize managing general agents, general agents, coverholders and other producers to write business on our behalf within underwriting authorities prescribed by us. Once a program/coverholder commences, we must rely on the underwriting controls of these entities to write business within the underwriting authorities provided by us. Although we monitor our programs/coverholders on an ongoing basis, our monitoring efforts may not be adequate or these entities may exceed their underwriting or claims settlement authorities or otherwise breach obligations owed to us. To the extent that these entities exceed their authorities or otherwise breach obligations owed to us in the future, our results of operations and financial condition could be materially adversely affected.
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
While we have not experienced a material breach of cybersecurity to date, we have no assurance that such a breach will not occur in the future. Over time, and particularly recently, the sophistication of these threats continues to increase. While administrative and technical controls, along with other preventive actions, reduce the risk of cyber incidents and protect our information technology, they may be insufficient to prevent cyber attacks and/or other security breaches to our computer systems. We also operate in a number of jurisdictions with strict data privacy and other related laws, which could be violated in the event of a significant cybersecurity incident, or by personnel. Failure to comply with these obligations can give rise to monetary fines and other penalties which could be significant.
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
Our reporting currency is the U.S. dollar. However, a portion of our gross premiums are written in currencies other than the U.S. dollar and a portion of our loss reserves are in non-U.S. currencies. In addition, a portion of our investment portfolio is denominated in currencies other than the U.S dollar. From time to time, we may experience losses resulting from fluctuations in the values of these non-U.S. currencies, which could adversely affect our operating results. Although we attempt to manage our foreign currency exposure through matching of our major foreign-denominated assets and liabilities, as well as through use of currency derivatives, there is no guarantee that we will successfully mitigate our exposure to foreign exchange losses. Sovereign debt concerns in Europe and related financial restructuring efforts, which may cause the value of the euro to deteriorate, and Brexit (defined below), which caused significant volatility in currency exchange rates, especially between the U.S. dollar and the British pound, may magnify these risks.
Acquisitions that we made or may make could turn out to be unsuccessful.

As part of our strategy, we have pursued and may continue to pursue growth through acquisitions. For example, as part of AXIS Insurance's international specialty insurance growth strategy, in 2017, we acquired Novae Group plc, a specialty (re)insurer that operates through Lloyd's of London. The negotiation of potential acquisitions as well as the integration of an acquired business or new personnel could result in a substantial diversion of management resources. Successful integration will depend on, among other things, our ability to effectively integrate acquired businesses or new personnel into our existing risk management and financial and operational reporting systems, our ability to effectively manage any regulatory issues created by our entry into new markets and geographic locations, our ability to retain key personnel and other operation economic factors. There can be no assurance that the integration of acquired businesses, including Novae Group plc, or new personnel will be successful, that we will realize anticipated synergies, cost savings and operational efficiencies, or that the business acquired will prove to be profitable or sustainable. The failure to integrate acquired businesses successfully or to manage the challenges presented by the integration process may adversely impact our financial results. Acquisitions could involve numerous additional risks such as potential losses from unanticipated litigation or levels of claims and inability to generate sufficient revenue to offset acquisition costs.
Our ability to grow through acquisitions will depend, in part, on our success in addressing these risks. Any failure by us to effectively implement our acquisitions strategy could have a material adverse effect on our business, financial condition or results of operations.

The eventual exit of the U.K. from the European Union could adversely affect us.

On June 23, 2016, the U.K. voted to exit the E.U. ("Brexit") and in March 2017, the U.K. government gave official notice of its intention to leave the E.U., commencing the period of up to two years during which the U.K. and the E.U. would negotiate the terms of the U.K.’s withdrawal from the E.U. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently.

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

We have significant operations in the U.K. and other E.U. member states. Depending on the final terms of Brexit, we may be required to reorganize our operations, legal entity structure and capitalization in the U.K. and the E.U. in a manner that could be less efficient and more expensive. Brexit may disrupt our U.K. domiciled entities’, including our Lloyd’s managing agency and its syndicates', ability to "passport" within the E.U., which is the system by which our insurance entities currently provide insurance across E.U. member states while only being subject to regulation by their "home state" regulators. Brexit may disrupt the ability of our E.U. operating entities to access U.K. business.

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
As a result of the Novae acquisition, our presence at Lloyd's has substantially increased. Lloyd's has supervisory powers that pose unique regulatory risks. These relate to:

•
Capital - Lloyd's can vary the method by which they solvency capital requirement is calculated; be subject to a reduced ability to trade in certain classes of business at current levels as a consequence of downgrading of the Lloyd's market; experience reduced underwriting capacity due to a reduction in the funds held in trust at Lloyd's (as a result of changes in the market value of investments or otherwise).

•
Licensing - Lloyd's licenses may not be available or be subject to revised conditions by events such as: credit downgrading of Lloyd's reducing the ability to trade in certain classes of business at current levels; being required by U.S. regulators to increase the level of funding required as minimum deposits for the protection of U.S. policyholders.

•
Lloyd's Oversight - being subject to potential changes in business strategy due to requirements of the Lloyd's Franchise Board (which is responsible for the day-to-day management of the Lloyd's market); modification or rejection by Lloyd's of the annual syndicate business plan or proposals by our managing agency to change the plan.

•	Reputational - issues arising from the actions of other Lloyd's syndicates or actions against the Lloyd's franchise as a whole.

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
Certain of our European legal entities are subject local laws that implement to the Solvency II Directive. Solvency II covers three main areas: (i) the valuation of assets and liabilities on a Solvency II economic basis and risk based solvency and capital requirements; (ii) governance requirements including key function of compliance, internal audit, actuarial and risk management; and (iii) new supervisory legal entity and group reporting and disclosure requirements including public disclosures. The BMA has been granted full "equivalence" under the Solvency II Directive for Bermuda's commercial insurance sector, including Class 4 insurers, with an effective date of January 1, 2016.
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

We must comply with all applicable economic and financial sanctions, other trade controls and anti-bribery laws and regulations of the U.S. and other foreign jurisdictions where we operate, including Bermuda, U.K. and the European Community, which apply to our business where we operate. U.S. laws and regulations applicable to us include the economic trade sanctions laws and regulations administered by the U.S. Department of Treasury’s Office of Foreign Assets Control as well as certain laws administered by the U.S. Department of State. In addition, we are subject to the Foreign Corrupt Practices Act and other anti-bribery laws, such as the Bermuda Bribery Act and the U.K. Bribery Act that generally bar corrupt payments or unreasonable gifts. Although we have policies and controls in place that are designed to ensure compliance with these laws and regulations, it is possible that an employee or an agent acting on our behalf, could fail to comply with applicable laws and regulations and due to the complex nature of the risks, it may not always be possible for us to ascertain compliance with such laws and regulations. In such event, we could be exposed to civil penalties, criminal penalties and other sanctions, including fines or other unintended punitive actions. In addition, such violations could damage our business and/or our reputation. All of the foregoing could have a material adverse effect on our financial condition and operating results.
Since we depend on a few brokers for a large portion of our revenues, loss of business provided by any one of them could adversely affect us.
We market our (re)insurance worldwide primarily through (re)insurance brokers and derive a significant portion of our business from a limited number of brokers. Marsh & McLennan Companies, Inc., including its subsidiary Guy Carpenter & Company, Inc., Aon plc and Willis Towers Watson PLC, provided a total of 49% of our gross premiums written during 2017. Our relationships with these brokers are based on the quality of our underwriting and claim services, as well as our financial strength ratings. Any deterioration in these factors could result in the brokers advising our clients to place their business with other (re)insurers. In addition, these brokers also have, or may in the future acquire, ownership interests in insurance and reinsurance companies that may compete with us and these brokers may favor their own (re)insurers over other companies. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.
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
With a few exceptions generally under Bermuda law only Bermudians, spouses of Bermudians or Permanent Resident Certificate holders (collectively "Residents") may engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government only upon showing that, after proper public advertisement (in most cases), no Residents who meet the minimum standard requirements for the advertised position have applied for the position. Work permits are generally granted for one, three or five year durations. In January 2013, the Bermuda government abolished term limits, meaning expatriate workers can (subject to the above) continue to be employed in Bermuda indefinitely by reapplying for work permits. This removed the immigration policy put in place in 2001, which limited the total duration expatriate workers could remain in Bermuda. All executive officers who work in our Bermuda office who require work permits have obtained them.
Our ability to pay dividends and to make payments on indebtedness may be constrained by our holding company structure.
AXIS Capital is a holding company and has no direct operations of its own. AXIS Capital has no significant operations or assets other than its ownership of the shares of its operating (re)insurance subsidiaries, AXIS Specialty Bermuda, Ventures Re, AXIS Re SE, AXIS Specialty Europe, Compagnie Belge d'Assurances, Aviation NV/SA, Aviabel Re S.A., the Members of Lloyd's (AXIS Corporate Capital UK Limited and Novae Corporate Underwriting Limited), AXIS Re U.S., AXIS Specialty U.S., AXIS Surplus and AXIS Insurance Co. (collectively, our "Insurance Subsidiaries"). Dividends and other permitted distributions from our Insurance Subsidiaries (in some cases through our subsidiary holding companies), are our primary source of funds to meet ongoing cash requirements, including debt service payments and other expenses, and to pay dividends to our shareholders. Our Insurance Subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends and make distributions. The inability of our Insurance Subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have a material adverse effect on our business and our ability to pay dividends and make payments on our indebtedness.
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
The CBI has three months from the date of submission of a notification within which to oppose the proposed transaction if the CBI is not satisfied as to the suitability of the acquirer in view of the necessity "to ensure prudent and sound management of the (re)insurance undertaking concerned." Any person owning 10% or more of the capital or voting rights or an amount that makes it possible to exercise a significant influence over the management of AXIS Capital would be considered to have a "qualifying holding" in AXIS Specialty Europe and AXIS Re SE.
The U.K. Prudential Regulation Authority ("PRA") and the U.K. Financial Conduct Authority ("FCA") regulate the acquisition of "control" of any U.K. Insurance companies and Lloyd's managing agents which are authorized under the Financial Services and Markets Act 2000 ("FSMA"). Any legal entity or individual that (together with any person with whom it or he is "acting in concert") directly or indirectly acquires 10% or more of the shares in a U.K. authorized insurance company or Lloyd's managing agent, or their parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance company or Lloyd's managing agent or their parent company, would be considered to have acquired "control" for the purposes of the relevant legislation, as would a person who had significant influence over the management of such authorized insurance company or their parent company by virtue of his shareholding or voting power in either. A purchase of 10% or more of the ordinary shares of the Company would therefore be considered to have acquired "control" of AXIS Managing Agency Limited and Novae Syndicates Limited. Under FSMA, any person proposing to acquire "control" over a U.K. authorized insurance company must give prior notification to the PRA of his intention to do so. The PRS, which will consult with the FCA, would then have 60 working days to consider that person's application to acquire "control" (although this 60 working day period can be extended by up to 30 additional working days in certain circumstances where the regulators have questions relating to the application). Failure to make the relevant prior application could result in action being taken against AXIS Managing Agency Limited or Novae Syndicates Limited by the PRA. A person who is already deemed to have "control" will require prior approval of the PRA if such person increases their level of "control" beyond certain percentages. These percentages are 20%, 30% and 50%. Similar requirements apply in relation to the acquisition of control of a U.K. authorized person which is an insurance intermediary (such as Novae Underwriting Limited or Contessa Limited) except that the approval must be obtained from the FCA rather than the PRA and the threshold triggering the requirement for prior approval is 20% of the shares or voting power in the insurance intermediary or its parent company. The approval of the Council of Lloyd's is also required in relation to the change of control of a Lloyd's managing agent or member. Broadly, Lloyd's applies the same tests in relation to control as are set out in FSMA (see above) and in practice coordinates its approval process with that of the PRA.
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

We intend to manage our business so that each of our non-U.S. companies, apart from our Lloyd's operations with U.S. effectively connected income, will operate in such a manner that none of these companies should be subject to U.S. tax (other than U.S. excise tax on (re)insurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on some types of U.S. source investment income), because none of these companies should be treated as engaged in a trade or business within the U.S. However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the U.S., we cannot be certain that the U.S. Internal Revenue Service will not contend successfully that any of its non-U.S. companies is/are engaged in a trade or business in the U.S. If any of our non-U.S. companies were considered to be engaged in a trade or business in the U.S., it could be subject to U.S. corporate income and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. business. If this were to be the case, our results of operations could be materially adversely affected.

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
In addition, there are circumstances in which companies that are neither resident in the U.K., nor entitled to the protection afforded by a double tax treaty between the U.K. and the jurisdiction in which they are resident, may be exposed to income tax in the U.K. (other than by deduction or withholding) on the profits of a trade carried on there even if that trade is not carried on through a permanent establishment. We intend to operate in such a manner that none of our companies will be subject to U.K. income tax in this respect.
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

AXIS Specialty Europe, AXIS Specialty U.S. Services, Inc. and our other U.K. resident companies should be treated as taxable in the U.K. Any change in the basis or rate of U.K. corporation tax could materially adversely affect the operations of these companies.
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

Trading income derived from the (re)insurance businesses carried on in Ireland by AXIS Specialty Europe and AXIS Re SE is generally taxed in Ireland at a rate of 12.5%. Over the past number of years, various E.U. member states have, from time to time, called for harmonization of the corporate tax base within the E.U. Ireland, along with other member states, has consistently resisted any movement towards standardized corporate tax rates or tax base in the E.U. The Government of Ireland has also made clear its commitment to retain the 12.5% rate of corporation tax. If, however, tax laws in Ireland change so as to increase the general corporation tax rate in Ireland, our results of operations could be materially adversely affected.

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

In the past, legislation has been introduced in the U.S. Congress intended to eliminate some perceived tax advantages of companies (including (re)insurance companies) that have legal domiciles outside the U.S., but have certain U.S. connections. The recently enacted U.S. Tax Reform will significantly alter existing U.S. federal domestic and international income tax law. Among other things, the U.S. Tax Reform reduces the U.S. corporate tax rate, makes extensive changes to the international tax system, eliminates the alternative minimum tax system, modifies the loss reserve discounting methodology, and changes the proration percentage on tax-favored investments. Furthermore, under the U.S. Tax Reform, certain U.S. corporations that make deductible payments, including reinsurance premiums, to foreign affiliates in excess of certain amounts will now be required to pay a base erosion minimum tax. New regulations or pronouncements interpreting or clarifying U.S. federal income tax laws relating to (re)insurance companies may be forthcoming. We cannot be certain if, when, or in what form, such regulations or pronouncements may be provided, and whether such guidance will have a retroactive effect.

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

Future changes in current accounting practices may materially impact our reported financial results.

Future changes in accounting practices may result in significant additional expenses and may affect the calculation of financial statement line items.  For example, this could occur if we are required to prepare information relating to prior periods or if we are required to apply new requirements retroactively.

The price of our common shares may be volatile.

There has been significant volatility in the market for equity securities in recent years. During 2017, 2016, and 2015 the price of our common shares fluctuated from a low of $49.42 to a high of $71.06, a low of $51.01 to a high of $66.23 and a low of $47.65 to a high of $60.00, respectively. The price of our common shares may not remain at or exceed current levels. The following factors, in addition to those described in other risk factors above, may have an impact on the market price of our common stock:

•	actual or anticipated variations in our quarterly results, including as a result of catastrophes or our investment performance;

•	any share repurchase program;

•	changes in market valuation of companies in the insurance and reinsurance industry;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;

•	fluctuations in stock market processes and volumes;

•	issuances or sales of common shares or other securities in the future;

•	the addition or departure of key personnel;

•	changes in tax law; and

•	announcements by us or our competitors of acquisitions, investments or strategic alliances.

Stock markets in the U.S. continue to experience volatile price and volume fluctuations. Such fluctuations, as well as the general political situation, current economic conditions or interest rate or currency rate fluctuations, could adversely affect the market price of our stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have no outstanding, unresolved comments from the SEC staff at December 31, 2017.

ITEM 2.	PROPERTIES

We maintain office facilities in Bermuda, the U.S., Europe, Canada, Singapore, Latin America and the Middle East. We own the property in which our offices are located in Dublin, Ireland, and we lease office space in the other countries. We renew and enter into new leases in the ordinary course of business as required. Our global headquarters is located at 92 Pitts Bay Road, AXIS House, Pembroke HM 08, Bermuda. We believe that our office space is sufficient for us to conduct our operations for the foreseeable future.

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

Our common shares are listed on the New York Stock Exchange under the symbol "AXS". The following table provides the high and low sales prices per share of our common shares for each of the fiscal quarters in the last two fiscal years as reported on the New York Stock Exchange Composite Tape:

	2017			2016
	High	Low	Dividends Declared	High	Low	Dividends Declared

1st Quarter	$71.06	$63.67	$0.38	$56.39	$51.67	$0.35
2nd Quarter	$68.51	$62.00	$0.38	$56.38	$51.01	$0.35
3rd Quarter	$66.44	$52.15	$0.38	$57.33	$52.67	$0.35
4th Quarter	$58.03	$49.42	$0.39	$66.23	$53.66	$0.38

On February 20, 2018, the number of holders of record of our common shares was 16. This figure does not represent the actual number of beneficial owners of our common shares because shares are frequently held in "street name" by securities dealers and others for the benefit of beneficial owners who may vote the shares.
While we expect to continue paying cash dividends in the foreseeable future, the declaration and payment of future dividends will be at the discretion of our Board of Directors and will depend upon many factors, including our earnings, financial condition, business needs, capital and surplus requirements of our operating subsidiaries and regulatory and contractual restrictions, including those set forth in our credit facilities. For additional information regarding our liquidity and capital resources refer to the Item 7 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources'.
ISSUER PURCHASES OF EQUITY SECURITIES
Common Shares
Information regarding the number of common shares we repurchased in the quarter ended December 31, 2017 is shown in the following table:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(b)
October 1-31, 2017	806	$57.31	—	$738.8	million
November 1-30, 2017	1,537	$54.37	—	$738.8	million
December 1-31, 2017	1,332	$51.06	—	$738.8	million
Total	3,675		—	$738.8	million

(a)
Shares are repurchased from employees to satisfy withholding tax liabilities upon the vesting of restricted stock awards, restricted stock units, and the exercise of stock options. Share repurchases from employees are excluded from the Board-authorized share repurchase plan.

(b)
Following the offer to acquire Novae on July 5, 2017, the Company suspended its open market share repurchase program. AXIS Capital acquired the shares of Novae on October 2, 2017. On December 31, 2017, authorization under the Board-authorized share repurchase plan for common share repurchases through 2017 expired. A common share repurchase plan has not been authorized for 2018.

Preferred Shares
The table provides information regarding the number of preferred shares we repurchased in the year ended December 31, 2017:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1-30, 2017	14,042,955	$25.00	—	$0.0	million
Total	14,042,955		—	$0.0	million

(a)	On April 17, 2017, the Company repurchased the remaining 14,042,955 of its 6.875% Series C preferred shares for an aggregate liquidation preference of $351 million.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth our selected historical consolidated financial information for the last five years. This data should also be read in conjunction with Item 8 Consolidated Financial Statements and the accompanying notes and Item 7 'Management’s Discussion and Analysis of Financial Condition and Results of Operations'.

	At and For the year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Selected Statement of Operations Data:
Gross premiums written	$5,556,273	$4,970,208	$4,603,730	$4,711,519	$4,697,041
Net premiums earned	4,148,760	3,705,625	3,686,417	3,870,999	3,707,065
Net investment income	400,805	353,335	305,336	342,766	409,312
Net realized investment gains (losses)	28,226	(60,525)	(138,491)	132,108	75,564
Net losses and loss expenses	3,287,772	2,204,197	2,176,199	2,186,722	2,134,195
Acquisition costs	823,591	746,876	718,112	737,197	664,191
General and administrative expenses	579,428	602,717	596,821	621,876	575,390
Interest expense and financing costs	54,811	51,360	50,963	74,695	61,979
Preferred share dividends	46,810	46,597	40,069	40,088	40,474
Net income (loss) available to common shareholders(1) (2) (3) (4) (5)	$(415,779)	$465,462	$601,562	$770,657	$683,910

Per Common Share Data:
Basic earnings (loss) per common share	$(4.94)	$5.13	$6.10	$7.38	$6.02
Diluted earnings (loss) per common share	(4.94)	5.08	6.04	7.29	5.93
Cash dividends declared per common share	$1.53	$1.43	$1.22	$1.10	$1.02
Basic weighted average common shares outstanding	84,108	90,772	98,609	104,368	113,636
Diluted weighted average common shares outstanding	84,108	91,547	99,629	105,713	115,328

Operating Ratios:(6)
Net loss and loss expense ratio	79.2%	59.5%	59.0%	56.5%	57.6%
Acquisition cost ratio	19.9%	20.2%	19.5%	19.0%	17.9%
General and administrative expense ratio	14.0%	16.2%	16.2%	16.1%	15.5%
Combined ratio	113.1%	95.9%	94.7%	91.6%	91.0%

Selected Balance Sheet Data:
Investments	$14,784,210	$13,459,507	$13,386,118	$13,778,911	$13,780,336
Cash and cash equivalents	1,363,786	1,241,507	1,174,751	1,209,695	987,876
Reinsurance recoverable on unpaid and paid losses	3,338,840	2,334,922	2,096,104	1,926,145	1,929,988
Total assets	24,760,177	20,813,691	19,981,891	19,955,736	19,634,784
Reserve for losses and loss expenses	12,997,553	9,697,827	9,646,285	9,596,797	9,582,140
Unearned premiums	3,641,399	2,969,498	2,760,889	2,735,376	2,683,849
Senior notes and notes payable	1,376,529	992,950	991,825	990,790	995,855
Total shareholders’ equity attributable to AXIS Capital	$5,341,264	$6,272,370	$5,866,882	$5,821,121	$5,817,962
Book value per common share(7)(8)	$54.91	$59.54	$55.32	$52.23	$47.40
Diluted book value per common share(7)(8)	$53.88	$58.27	$54.08	$50.63	$45.80
Common shares outstanding(8)	83,161	86,441	94,708	99,426	109,485
Common shares outstanding - diluted(8)	84,745	88,317	96,883	102,577	113,325

(1)
During 2017, the Company recognized transaction and reorganization expenses of $27 million related to the acquisition and integration of Novae. During 2015, the Company implemented a number of profitability enhancement initiatives, which resulted in recognition of transaction and reorganization expenses of $46 million and additional general and administrative expenses of $5 million. Refer to Item 8, Note 18 of the Consolidated Financial Statements 'Transaction and Reorganization Expenses' for further details.

(2)
During 2017, the Company recognized a tax expense of $42 million due to the revaluation of net deferred tax assets pursuant to the U.S. Tax Reform. Refer to Item 8, Note 19 of the Consolidated Financial Statements 'Income Taxes' for further details.

(3)
During 2017, the Company recognized amortization of value of business acquired of $50 million related to the acquisition of Novae. Refer to Item 8, Note 3 and Note 5 of the Consolidated Financial Statements 'Business Combinations' and 'Goodwill and Intangible Assets' for further details.

(4)
During 2015, the Company accepted a request from PartnerRe Ltd., a Bermuda exempted company ("PartnerRe") to terminate the Agreement and Plan of Amalgamation (the "Amalgamation Agreement") with the Company. PartnerRe paid the Company a termination fee of $280 million.

(5)
During 2015, the Company early adopted the Accounting Standard Update ('ASU') 2015-02, 'Amendments to the Consolidation Analysis', issued by the Financial Accounting Standards Board. The adoption of this amended accounting guidance resulted in the Company concluding that it is no longer required to consolidate the results of operations and the financial position of Ventures Re. The Company adopted this revised accounting guidance using the modified retrospective approach and ceased to consolidate Ventures Re effective as of January 1, 2015. The 2014 net income available to common shareholders includes an amount attributable from noncontrolling interests of $6,181.

(6)	Operating ratios are calculated by dividing the respective operating expenses by net premiums earned.

(7)
Book value per common share and diluted book value per common share are based on total common shareholders’ equity divided by common shares and diluted common share equivalents outstanding, respectively.

(8)
Calculations and share amounts at December 31, 2015 include 1,358,380 additional shares delivered to the Company in January 2016 under the Company's Accelerated Share Repurchase ("ASR") agreement entered into on August 17, 2015. Refer to Item 8, Note 14 of the Consolidated Financial Statements 'Shareholders' Equity' for further details.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the years ended December 31, 2017, 2016 and 2015 and our financial condition at December 31, 2017 and 2016. This should be read in conjunction with the Consolidated Financial Statements and related notes included in Item 8 of this report. Tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

2017 FINANCIAL HIGHLIGHTS

2017 Consolidated Results of Operations

•	Net loss attributable to common shareholders of $416 million, or $(4.94) per common share and per diluted common share

•	Non-GAAP operating loss(1) of $265 million, or $(3.15) per diluted common share(1)

•	Gross premiums written of $5.6 billion

•	Net premiums written of $4.0 billion

•	Net premiums earned of $4.1 billion

•	Net favorable prior year reserve development of $200 million

•	Estimated pre-tax catastrophe and weather-related losses, net of reinstatement premiums, of $835 million compared to $204 million for 2016

•	Underwriting loss(2) of $413 million and combined ratio of 113.1%

•	Net investment income of $401 million

•	Net realized investment gains of $28 million

•	Foreign exchange losses of $135 million
2017 Consolidated Financial Condition

•	Total cash and investments of $16.1 billion; fixed maturities, cash and short-term securities comprise 87% of total cash and investments and have an average credit rating of AA-

•	Total assets of $24.8 billion

•	Reserve for losses and loss expenses of $13.0 billion and reinsurance recoverable of $3.3 billion

•	Total debt of $1.4 billion and a debt to total capital ratio of 20.5%

•	Total common shares repurchased were 4.3 million for $286 million

•	Following the offer to acquire Novae Group plc ("Novae") on July 5, 2017, we suspended our open market share repurchase program. We acquired the shares of Novae on October 2, 2017.

•	On December 31, 2017, the authorization under our Board-authorized share repurchase program for common share repurchases expired. A common share repurchase program has not been authorized for 2018.

•	Common shareholders’ equity of $4.6 billion; diluted book value per common share of $53.88

(1)
Non-GAAP operating income (loss) and non-GAAP operating income (loss) per diluted common share are non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. The reconciliations of non-GAAP measures to the most comparable GAAP financial measures (net income (loss) available to common shareholders and diluted earnings per common share, respectively) are provided in the 'Results of Operations', which is included in the 'Executive Summary' section of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

(2)
Consolidated underwriting income (loss) is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to net income (loss) before income taxes and interest in income (loss) of equity method investments, the most comparable GAAP measure, is presented in the 'Results of Operations', which is included in the 'Executive Summary' section of this MD&A.

EXECUTIVE SUMMARY

Business Overview
We are a Bermuda-based global provider of specialty lines insurance and reinsurance products with operations in Bermuda, the U.S., Europe, Singapore, Canada, Latin America and the Middle East. Our underwriting operations are organized around our two global underwriting platforms, AXIS Insurance and AXIS Re.
Our mission is to provide our clients and distribution partners with a broad range of risk transfer products and services and meaningful capacity, backed by significant financial strength. We manage our portfolio holistically, aiming to construct the optimum consolidated portfolio of funded and unfunded risks, consistent with our risk appetite and development of our franchise. We nurture an ethical, entrepreneurial and disciplined culture that promotes outstanding client service, intelligent risk taking and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a global leader in specialty risks. Our execution on this strategy in 2017 included:

•	continued growth of our accident and health lines, which is focused on specialty accident and health products;

•
growth of our syndicate at Lloyd's of London ("Lloyd's") which provides us with access to Lloyd's worldwide licenses and an extensive distribution network. During the first quarter of 2016 we commenced writing business through our underwriting division at Lloyd's in China.

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

On April 1, 2017, ("closing date") we acquired general aviation insurer and reinsurer Aviabel, increasing our scale and relevance in the global aviation market. We will continue to maintain Aviabel's physical presence in Brussels and Amsterdam. The results of Aviabel are included in the results of our insurance segment from the closing date.

On April 17, 2017, we redeemed the remaining $351 million of its 6.875% Series C preferred shares. The execution of this transaction reduced the weighted average annual dividend rate on our preferred equity capital base by 88 basis points to 5.50%.

Effective July 1, 2017, our reinsurance segment no longer writes derivative-based risk management products which address weather risks.

On July 5, 2017, we announced that we agreed on the terms of a recommended offer to acquire Novae, a diversified specialty (re)insurer that operates through Syndicate 2007 at Lloyd’s. On October 2, 2017 ("the acquisition date), we acquired a 100% ownership interest in Novae. The results of Novae are included in the results of the our insurance and reinsurance segments from this date. On October 6, 2017, we received clearance from all applicable regulators, including the European Commission, and commenced management control and integration of the combined businesses from this date.

On July 6, 2017, S&P Global Ratings affirmed its 'A-' long-term counterparty credit and senior debt ratings of AXIS Capital, and its 'A+' long-term counterparty credit and financial strength ratings of the Company's core operating subsidiaries. At the same time, S&P Global Ratings revised its outlook on AXIS Capital to negative from stable based on the planned acquisition of Novae.

On July 14, 2017, we announced that we had received final authorization from Lloyd's, the Prudential Regulation Authority ("PRA") and the Financial Conduct Authority ("FCA") for our own Lloyd's managing agent, AXIS Managing Agency Limited ("AXIS Managing Agency"). Effective August 4, 2017, AXIS Managing Agency assumed management of Syndicate 1686 at Lloyd's, replacing our third-party managing agency agreement with Asta Managing Agency Limited, which had been in place since 2014.

On December 6, 2017, we issued $350 million aggregate principal amount of 4.0% senior unsecured notes (the "4.0% Senior Notes") which will mature on December 6, 2027. We used a portion of the proceeds from the issuance of 4.0% Senior Notes to repay a Novae term loan of $67 million and intends to use a further portion of the proceeds from the issuance of 4.0% Senior Notes to repay or redeem its 2.650% Senior Notes which are due on April 1, 2019.

On January 8, 2018, we announced that we had received authorization from Lloyd’s for AXIS Managing Agency Ltd to commence management and oversight of Syndicate 2007 and Special Purpose Arrangement 6129 )"SPA 6129") with effect from January 1, 2018. The authorization creates a single managing agent structure for our operations at Lloyd’s. Syndicate 2007 and SPA 6129 will operate alongside Syndicate 1686, which AXIS Managing Agency currently manages. We have initiated plans to consolidate its Lloyd’s business into Syndicate 1686, under management of AXIS Managing Agency, and anticipates completing that process by January 1, 2019.

On January 1, 2018, AXIS Managing Agency, entered into an agreement for the Reinsurance to Close ("RITC") of the 2015 and prior years of account of Syndicate 2007. This RITC transaction covers the net reserve for losses and loss expenses associated with all business underwritten by Novae Group plc ("Novae") in the 2015 and prior years. The transaction resulted in a positive financial impact, which was reflected in the fair values of Novae's assets acquired and liabilities assumed on the acquisition date.

On January 23, 2018, we announced that we plan to realign our accident and health line of business during the first quarter of 2018. This business is currently included in our insurance segment. As a result of the realignment, this business will also be included in our reinsurance segment.

On February 16, 2018, A.M. Best Company, Inc. ("A.M. Best") affirmed the Long-Term ICR of 'a-' and the existing Long-Term Issue Credit Ratings (Long-Term IR) of AXIS Capital and the Financial Strength Rating of A+ (Superior) and the Long-Term Issuer Credit Ratings ("Long-Term ICR") of "aa-" of our core operating subsidiaries. At the same time, A.M. Best revised its outlook to negative from stable based on unfavorable trends in the Group’s operating performance, particularly from our insurance segment.
Outlook

We are committed to being a leader in specialty risk, an area in which we already have depth of talent and experience, and have earned an outstanding reputation. Committed to our hybrid strategy, we have developed substantial platforms in both insurance and reinsurance, providing us with balance and diversification. Management believes its positioning, franchise, expert underwriters and strong relationships with distributors and clients will provide opportunities for further profitable growth in 2018, with variances amongst our lines driven by our tactical response to market conditions. At the same time, we are broadening our risk-funding sources and developing vehicles that utilize the industry’s available third party capital. Consequently, we expect that our net premiums written will not grow as much as our gross premiums written, as we intend to share more of our risk with strategic capital partners.

The insurance market has begun to respond to the cumulative effects of many years of price deterioration and the record significant catastrophe activity incurred in 2017. Market conditions and rates across most lines have generally improved, with catastrophe exposed property lines experiencing the most upward rate momentum. While market conditions have improved they will likely remain variable through the year and possibly beyond as carriers assess pricing, portfolio construction and account preferences. In this competitive market environment with mixed market conditions, we are focusing on lines of business and market segments that are adequately priced. In addition, our acquisition of Novae increases our scale and relevance in the London marketplace, and we expect to be well-positioned to capitalize on new opportunities and benefit from improved market conditions emerging through the international specialty insurance market, including Lloyd's of London.

The reinsurance market is experiencing some upward movement in price after the substantial loss activity that occurred in 2017. These increases, both in catastrophe and other lines of business, are necessary to improve adequacy of rates and vary across geographies. The market overall is strongly capitalized and demand side conditions, while largely stable, do present opportunities to support clients in a world of changing exposures, regulation, and reinsurance panels. We also believe that there is a real opportunity to achieve more leadership and scale, emphasizing our clients and new streams of income in the future while still defending the quality of our existing portfolio. We are also focused on managing the volatility of our portfolio and expanding our already strong group of strategic capital partners.
Non-GAAP Financial Measures
We present our results of operations in a way we believe will be most meaningful and useful to investors, analysts, rating agencies and others who use our financial information to evaluate our performance. Some of the measurements we use are considered non-GAAP financial measures under SEC rules and regulations. In this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), we present underwriting-related general and administrative expenses, consolidated underwriting income, non-GAAP operating income (in total and on a per share basis), amounts presented on a constant currency basis, and pre-tax total return on cash and investments excluding foreign exchange movements, which are non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. We believe that these non-GAAP financial measures, which may be defined and calculated differently by other companies, better explain and enhance the understanding of our results of operations. However, these measures should not be viewed as a substitute for those determined in accordance with accounting principles generally accepted in the U.S. GAAP.

Underwriting-Related General and Administrative Expenses
Underwriting-related general and administrative expenses include those general and administrative expenses that are incremental and/or directly attributable to our individual underwriting operations. While this financial measure is presented in Item 8, Note 4 to the Consolidated Financial Statements 'Segment Information', it is considered a non-GAAP financial measure when presented elsewhere on a consolidated basis.

Corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As these costs are not incremental and/or directly attributable to our individual underwriting operations, we exclude them from underwriting-related general and administrative expenses and, therefore, consolidated underwriting income. General and administrative expenses, the most comparable GAAP financial measure to underwriting-related general and administrative expenses, also includes corporate expenses.

The reconciliation of underwriting-related general and administrative expenses to general and administrative expenses, the most comparable GAAP measure, is presented in the 'Results of Operations'.

Consolidated Underwriting Income
Consolidated underwriting income is a pre-tax measure of underwriting profitability that takes into account net premiums earned and other insurance related income (losses) as revenues and net losses and loss expenses, acquisition costs and underwriting-related general and administrative costs as expenses. While this measure is presented in Item 8, Note 4 to the Consolidated Financial Statements 'Segment Information', it is considered a non-GAAP financial measure when presented elsewhere on a consolidated basis.

We evaluate our underwriting results separately from the performance of our investment portfolio. As such, we believe it is appropriate to exclude net investment income and net realized investment gains (losses) from our underwriting profitability measure.

Foreign exchange losses (gains) in our Consolidated Statement of Operations primarily relate to our net insurance-related liabilities. However, we manage our investment portfolio in such a way that unrealized and realized foreign exchange losses (gains) on our investment portfolio, generally offset a large portion of the foreign exchange losses (gains) arising from our underwriting portfolio. As a result, we believe that foreign exchange losses (gains) are not a meaningful contributor to our underwriting performance, therefore, foreign exchange losses (gains) are excluded from consolidated underwriting income.

Interest expense and financing costs primarily relate to interest payable on our senior notes. As these costs are not incremental and/or directly attributable to our individual underwriting operations, we exclude them from underwriting-related general and administrative expenses, and therefore, consolidated underwriting income.

The bargain purchase gain, recognized upon the acquisition of Aviabel, reflects the excess of the fair value of the net identifiable assets acquired over the fair value of consideration transferred, and is not related to the underwriting process, therefore it is excluded from consolidated underwriting income.

Transaction and reorganization expenses are driven by business decisions, the nature and timing of which are not related to the underwriting process therefore, these expenses are excluded from consolidated underwriting income.

Loss on repurchase of preferred shares arose from capital transactions that are not reflective of underlying business performance, therefore, this expense is excluded from consolidated underwriting income.

Amortization of intangibles arose from business decisions, the nature and timing of which are not related to the underwriting process therefore, these expenses are excluded from consolidated underwriting income.

The revaluation of net deferred tax asset ("DTA") resulted in a tax expense recognized in the fourth quarter of 2017 related to the revaluation of our net DTA, due to the reduction in the U.S. corporate income tax rate from 35% to 21% enacted as part of the U.S. Tax Reform. The nature and timing of the tax expense associated with the U.S. Tax Reform is not related to the underwriting process, therefore, this expense is excluded from consolidated underwriting income.

The termination fee received represents the break-up fee received on the cancellation of the Amalgamation Agreement between PartnerRe Ltd. and the Company and is not related to the underwriting process, therefore it is excluded from consolidated underwriting income.
We believe that presentation of underwriting-related general and administrative expenses and consolidated underwriting income provides investors with an enhanced understanding of our results of operations, by highlighting the underlying pre-tax profitability of our underwriting activities. The reconciliation of consolidated underwriting income to income before income taxes and interest in income (loss) of equity method investments, the most comparable GAAP financial measure, is presented in the 'Results of Operations'.
Non-GAAP Operating Income
Non-GAAP operating income represents after-tax operational results without consideration of after-tax net realized investment gains (losses), foreign exchange losses (gains), revaluation of net deferred tax asset, bargain purchase gain, transaction and reorganization expenses, loss on repurchase of preferred shares, and termination fee received.
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
Foreign exchange losses (gains) in our Consolidated Statements of Operations are primarily driven by the impact of foreign exchange rate movements on net insurance related-liabilities. However, this movement is only one element of the overall impact of foreign exchange rate fluctuations on our financial position. In addition, we recognize unrealized foreign exchange losses (gains) on our available-for-sale investments in other comprehensive income and foreign exchange losses (gains) realized upon the sale of these investments in net realized investments gains (losses). These unrealized and realized foreign exchange rate movements generally offset a large portion of the foreign exchange losses (gains) reported separately in net income (loss), thereby minimizing the impact of foreign exchange rate movements on total shareholders’ equity. As such, foreign exchange losses (gains) in our Statements of Operations in isolation are not a fair representation of the performance of our business.

The revaluation of net deferred tax asset resulted in a tax expense recognized in the fourth quarter of 2017 related to the revaluation of our net DTA, due to the reduction in the U.S. corporate income tax rate from 35% to 21% enacted as part of the U.S. Tax Reform. The nature and timing of the tax expense associated with the U.S. Tax Reform is not related to the underwriting process and is not representative of underlying business performance.

The bargain purchase gain, recognized upon the acquisition of Aviabel, reflects the excess of the fair value of the net identifiable assets acquired over the fair value of consideration transferred and is not indicative of future revenues.

Transaction and reorganization expenses are primarily driven by business decisions, the nature and timing of which are not related to the underwriting process and are not representative of underlying business performance.

Loss on repurchase of preferred shares arose from capital transactions that are not reflective of underlying business performance.

The termination fee received represents the break-up fee paid by PartnerRe Ltd. following the cancellation of the Amalgamation Agreement with the Company and is not indicative of future revenues.

Certain users of our financial statements evaluate performance excluding after-tax net realized investment gains (losses), foreign exchange losses (gains), revaluation of deferred tax asset, bargain purchase gain, transaction and reorganization expenses, and losses on repurchase of preferred shares to understand the profitability of recurring sources of income
We believe that showing net income available to common shareholders exclusive of net realized investment gains (losses), foreign exchange losses (gains), revaluation of deferred tax asset, bargain purchase gain, transaction and reorganization expenses, and losses on repurchase of preferred shares reflects the underlying fundamentals of our business. In addition, we believe that this presentation enables investors and other users of our financial information to analyze performance in a manner similar to how our management analyzes the underlying business performance. We also believe this measure follows industry practice and, therefore, facilitates comparison of our performance with our peer group. We believe that equity analysts and certain rating agencies that follow us, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons. The reconciliation of non-GAAP operating income to net income available to shareholders, the most comparable GAAP measure, is presented in the 'Results of Operations'.

Constant Currency Basis

We present gross premiums written, net premiums written and net premiums earned on a constant currency basis in this MD&A. The amounts presented on a constant currency basis are calculated by applying the average foreign exchange rate from the current year to the prior year amounts. We believe this presentation enables investors and other users of our financial information to analyze growth in gross premiums written, net premiums written and net premiums earned on a constant basis. The reconciliation to gross premiums written, net premiums written and net premiums earned on a GAAP basis is presented in the 'Group Underwriting Results' section of this MD&A.

Pre-Tax Total Return on Cash and Investments excluding Foreign Exchange Movement

Pre-tax total return on cash and investments excluding foreign exchange movements measures net investment income (loss), net realized investments gains (losses), interest in income (loss) of equity method investments, and pre-tax change in unrealized gains (losses) generated by our average cash and investment balances. The reconciliation to pre-tax total return on cash and investments, the most comparable GAAP financial measure is presented in the 'Net Investment Income and Net Realized Investment Gains (Losses)' section of this MD&A. We believe this presentation enables investors and other users of our financial information to analyze the performance of our investments.

Results of Operations

Year ended December 31,	2017	% Change	2016	% Change	2015

Underwriting revenues:
Net premiums earned	$4,148,760	12%	$3,705,625	1%	$3,686,417
Other insurance related income (losses)	(1,240)	nm	7,222	nm	(2,953)
Underwriting expenses:
Net losses and loss expenses	(3,287,772)	49%	(2,204,197)	1%	(2,176,199)
Acquisition costs	(823,591)	10%	(746,876)	4%	(718,112)
Underwriting general and administrative expenses (1)	(449,483)	(7%)	(482,701)	(1%)	(486,911)
Underwriting Income (Loss)	$(413,326)		$279,073		$302,242

Corporate expenses (1)	(129,945)	8%	(120,016)	9%	(109,910)
Net investment income	400,805	13%	353,335	16%	305,336
Net realized investment gains (losses)	28,226	nm	(60,525)	(56%)	(138,491)
Other (expenses) revenues, net	(189,548)	nm	69,935	36%	51,349
Termination fees received	—	nm	—	nm	280,000
Bargain purchase gain	15,044	nm	—	nm	—
Transaction and reorganization expenses	(26,718)	nm	—	nm	(45,867)
Amortization of value of business acquired	(50,104)	nm	—	nm	—
Amortization of intangibles	(2,543)	nm	—	nm	—
Income (loss) before income taxes and interest in income (loss) of equity method investments	(368,109)		521,802		644,659
Income tax (expense) benefit	7,542	nm	(6,340)	nm	(3,028)
Interest in loss of equity method investments	(8,402)	nm	(2,094)	nm	—
Net income (loss)	(368,969)		513,368		641,631
Preferred share dividends	(46,810)	—%	(46,597)	16%	(40,069)
Loss on repurchase of preferred shares	—	nm	$(1,309)	nm	$—
Net income available to common shareholders	$(415,779)	nm	$465,462	(23%)	$601,562

Net realized investment gains (losses), net of tax (2)	(26,204)	nm	62,355	(54%)	135,320
Foreign exchange gains (losses), net of tax (3)	126,960	nm	(119,181)	20%	(99,291)
Revaluation of net deferred tax (4)	41,629	nm	—	nm	—
Termination fee received (4)	—	nm	—	nm	(280,000)
Bargain purchase gain (4)	(15,044)	nm	—	nm	—
Transaction and reorganization expenses, net of tax(5)	23,879	nm	—	nm	42,924
Loss on repurchase of preferred shares (4)	—	nm	1,309	nm	—
Non-GAAP operating income (loss)	$(264,559)	nm	$409,945	2%	$400,515

nm – not meaningful

(1)
Underwriting-related general and administrative expenses is a non-GAAP measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most comparable GAAP measure, also included corporate expenses of $129,945, $120,016 and $109,910 for the year ended December 31, 2017, 2016 and 2015, respectively. Refer to 'Other (Expenses) Revenues, Net' for additional information related to the corporate expenses. Also, refer to 'Non-GAAP Financial Measures' for additional information.

(2)
Tax cost (benefit) of $2,022, $1,830 and $(3,171) for the year ended December 31, 2017, 2016 and 2015, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.

(3)
Tax cost (benefit) of ($7,777), $2,114 and $3,021 for the year ended December 31, 2017, 2016 and 2015, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.

(4)	Tax impact is $nil.

(5)
Tax cost (benefit) of ($2,839), $nil and $(2,943) for the year ended December 31, 2017, 2016 and 2015, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.

Non-GAAP Financial Measures
We also present non-GAAP operating income per diluted common share and annualized non-GAAP operating return on average common equity ("annualized non-GAAP operating ROACE"), which are derived from the non-GAAP operating income measure and can be reconciled to the most comparable GAAP financial measures as follows:

Year ended December 31,	2017	2016	2015

Net income (loss) available to common shareholders	$(415,779)	$465,462	$601,562
Non-GAAP operating income (loss)	$(264,559)	$409,945	$400,515
Weighted average common shares and common share equivalents - diluted(1)	84,108	91,547	99,629

Earnings (loss) per common share - diluted	$(4.94)	$5.08	$6.04
Non-GAAP operating income (loss) per common share - diluted	$(3.15)	$4.48	$4.02

Average common shareholders’ equity	$4,856,280	$5,192,668	$5,216,159

Annualized return on average common equity(2)	(8.6%)	9.0%	11.5%
Annualized Non-GAAP operating ROACE(3)	(5.4%)	7.9%	7.7%

(1)	Refer to Item 8, Note 13 to the Consolidated Financial Statements 'Earnings Per Common Share' for further details on the dilution calculation.

(2)
Return on average common equity ("ROACE") is calculated by dividing net income available to common shareholders for the year by the average shareholders' equity determined by using the common shareholders' equity balances at the beginning and end of the year.

(3)
Non-GAAP operating ROACE, a non-GAAP measure as defined in Item 10(e) of SEC Regulation S-K, is calculated by dividing annualized operating income for the period by the average common shareholders' equity.

Underwriting Results
2017 versus 2016: Total underwriting income decreased by $692 million in 2017, compared to 2016, primarily driven by an increase in catastrophe and weather-related losses, an increase in the current accident year loss ratio excluding catastrophe and weather-related losses and a decrease in net favorable prior year reserve development, partially offset by a decrease in general and administrative expenses.
The reinsurance segment underwriting income decreased by $427 million in 2017, compared to 2016. The decrease in underwriting income was primarily driven by an increase in catastrophe and weather-related losses, a decrease in net favorable prior year reserve development and an increase in the current accident year loss ratio excluding catastrophe and weather-related losses, partially offset by a decrease in general and administrative expenses and acquisition costs.
The insurance segment underwriting income decreased by $265 million in 2017, compared to 2016. The decrease in underwriting income was primarily driven by an increase in catastrophe and weather-related losses, an increase in acquisition costs and an increase in the current accident year loss ratio excluding catastrophe and weather-related losses.
2016 versus 2015: Total underwriting income decreased by $23 million in 2016, compared to 2015, primarily driven by an increase in catastrophe and weather-related losses and a higher acquisition cost ratio partially offset by an increase in net favorable prior year loss reserve development, a decrease in the current accident year loss ratio excluding catastrophe and weather-related losses and an increase in other insurance-related income.
The reinsurance segment underwriting income decreased by $19 million in 2016, compared to 2015. The decrease in underwriting income was primarily driven by an increase in catastrophe and weather-related losses and a higher acquisition cost ratio partially offset by an increase in net favorable prior year loss reserve development, other insurance-related income and lower general and administrative expenses.
The insurance segment underwriting income decreased by $4 million in 2016, compared to 2015. The decrease in underwriting income was primarily driven by an increase in catastrophe and weather-related losses and higher general and administrative expenses partially offset by a decrease in the current accident year loss ratio excluding catastrophe and weather-related losses and an increase in net favorable prior year loss reserve development.
Net Investment Income
The variability in net investment income from 2015 through 2017 was largely attributable to the performance of our other investments portfolio. Income from this portfolio increased by $34 million in 2017, compared to 2016, attributable to higher returns from investments in hedge funds and direct lending funds due to the strong performance of global equity and credit markets. Comparatively, income from this portfolio increased by $22 million in 2016, compared to 2015, attributable to higher returns from investments in equity tranches of collateralized loan obligations ("CLO-Equities"), which increased in value along with other risk assets.
In addition, net investment income increased by $13 million in 2017 compared to 2016, attributable to contributions from fixed income following the acquisition of Novae and Aviabel. Comparatively, net investment income increased by $26 million in 2016, compared to 2015, primarily attributable to contributions from fixed income as a result of longer duration assets and income from commercial mortgage loans as a result of an increased allocation to this asset class in 2016.
Net Realized Investment Gains (Losses)
During 2017, net realized investment gains were $28 million compared to net realized investment losses of $61 million in 2016 and net realized investment losses of $138 million in 2015. Net realized investment gains in 2017 were primarily attributable to realized investment gains associated with the sale of ETFs, due to the strong performance of global equity markets. Net realized investment losses in 2016 and 2015 were primarily due to foreign exchange losses on non-U.S. denominated fixed maturities, as a result of the strengthening of the U.S. dollar. Other than temporary impairment ("OTTI") charges were $14 million, $26 million and $73 million in 2017, 2016 and 2015, respectively.

Other Expenses (Revenues), Net

Corporate expenses increased to $130 million in 2017 from $120 million in 2016. The increase was primarily driven by higher personnel costs including senior executive transition costs as well as executive retirement costs, and information technology project costs, partially offset by a decrease in performance-related compensation costs. Corporate expenses also increased to $120 million in 2016 from $110 million in 2015. The increase was attributable to adjustments to senior leadership executive stock-compensation awards benefiting 2015, an increase in personnel costs including senior executive transition costs in 2016, partially offset by reorganization related expenses adverse to 2015.

The foreign exchange losses of $135 million in 2017 were driven primarily by the impact of the weakening of the U.S. dollar on the re-measurement of net insurance-related liabilities mainly denominated in pound sterling and euro. Depreciation of the pound sterling against the U.S. dollar drove foreign exchange gains of $121 million in 2016, while depreciation of the euro, pound sterling and Australian dollar against the U.S. dollar drove foreign exchange gains of $102 million in 2015.

The financial results for 2017 resulted in a tax benefit of $8 million primarily attributable to the geographic distribution of income with the benefit being driven by losses in our U.S. and U.K. operations, largely offset by a tax charge of $42 million related to the revaluation of net deferred tax assets associated with the reduction in the U.S. corporate income tax rate from 35% to 21% enacted as part of the U.S. Tax Reform.

The tax expense recognized in 2016 increased to $6 million from $3 million in 2015. The increase was driven primarily by an increase in comparative European pre-tax income, offset partially by a decrease in comparative pre-tax income in the U.S.

Interest expense and financing costs in 2017, 2016, and 2015 are related to interest due on our senior notes, as well as interest due on Dekania Notes issued by Novae in 2017. Interest expense and financing costs increased by $4 million in 2017 compared to 2016, primarily attributable to costs associated with the Dekania Notes. Interest expense and financing costs in 2016 were consistent with 2015 as there were no significant changes to our debt and financing arrangements.

Bargain Purchase Gain

On April 1, 2017, we acquired general aviation insurer and reinsurer, Aviabel. The purchase price was allocated to the assets acquired and liabilities assumed of Aviabel based on estimated fair values on the closing date and a bargain purchase gain of $15 million was recognized.

Transaction and Reorganization Expenses

In connection with the acquisition of Novae, we incurred transaction and integration related expenses of $27 million including due diligence, legal, accounting, investment banking fees and expenses, as well as integration expenses related to the integration of Novae into our operations and compensation-related costs associated with the termination of certain employees.

We expect to achieve run-rate cost savings of approximately $60 million on the combined 2016 expense base by 2020. We expect that approximately $30 to $35 million of these cost savings will be realized in 2018, increasing to $50 to $55 million in

2019, with the balance of these cost savings to be realized in 2020. These expense savings will be achieved through an increased focus on key underwriting product growth areas, the elimination of duplicate corporate roles, leveraging AXIS Capital's technology platforms and the rationalization of third party contracts and professional fees. We expect to incur additional integration costs in 2018 through 2020 to achieve the cost savings. These expenses will not be included in non-GAAP operating income.

During 2015, we implemented a number of profitability enhancement initiatives which resulted in a recognition of reorganization and related expenses of $46 million and additional corporate expenses of $5 million in the Consolidated Statement of Operations. Refer to Item 8, Note 5 to the Consolidated Financial Statements 'Goodwill and Intangibles' and to Note 18 'Transaction and Reorganization Expenses' for additional information.

Termination Fee Received

During 2015, we announced that we had accepted a request from PartnerRe to terminate the Amalgamation Agreement with the Company. PartnerRe paid us $315 million to immediately terminate the Amalgamation Agreement, the amount was comprised of a termination fee of $280 million and a reimbursement of merger-related expenses of $35 million.

Interest in Loss of Equity Method Investments

Interest in loss of equity method investments represents our aggregate share of losses related to investments in which we have significant influence over the operating and financial policies of the investee. Interest in loss of equity method investments of $8 million in 2017 included impairment losses of $9 million related to an investment in a U.S. based insurance company, partially offset by income of $1 million related to our aggregate share of profits in a company in which we have significant influence over the operating and financial policies.

Interest in loss of equity method investments of $2 million in 2016 represented our aggregate share of losses related to investments in which we have significant influence over the operating and financial policies of the investee.
Financial Measures
We believe that the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

Year ended and at December 31,	2017	2016	2015

ROACE (1)	(8.6%)	9.0%	11.5%
Non-GAAP operating ROACE (2)	(5.4%)	7.9%	7.7%
Diluted book value per common share(3)(4)	$53.88	$58.27	$54.08
Cash dividends declared per common share	1.53	1.43	1.22
Increase (decrease) in diluted book value per common share adjusted for dividends	$(2.86)	$5.62	$4.67

(1)
Return on average common equity ("ROACE") is calculated by dividing net income available to common shareholders for the year by the average shareholders’ equity determined by using the common shareholders’ equity balances at the beginning and end of the year.

(2)
Non-GAAP operating ROACE is calculated by dividing non-GAAP operating income for the year by the average common shareholders’ equity determined by using the common shareholders’ equity balances at the beginning and end of the year. Non-GAAP operating ROACE is a non-GAAP financial measure, as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to ROACE, the most comparable GAAP measure, is presented in the 'Results of Operations'. Refer to ‘Non-GAAP Financial Measures’ for additional information.

(3)
Diluted book value per common share represents total common shareholders’ equity divided by the number of common shares and diluted common share equivalents outstanding, determined using the treasury stock method. Cash settled awards are excluded from the denominator.

(4)
Calculation of diluted book value per common share per common share at December 31, 2015 includes 1,358,380 additional shares delivered to us in January 2016 under the ASR agreement. Refer to Item 8, Note 14 to the Consolidated Financial Statements 'Shareholders' Equity' for information relating to the ASR.

Return on equity
Our objective is to generate superior returns on capital that appropriately reward our common shareholders for the risks we assume and to grow revenue only when we expect the returns will meet or exceed our requirements. We recognize that the nature of underwriting cycles and the frequency or severity of large loss events in any one year may challenge the ability to achieve a profitability target in any specific period, therefore our goal is to achieve top-quintile industry non-GAAP operating ROACE and growth in book value per share adjusted for dividends, with volatility consistent with the industry average.
ROACE reflects the impact of net income attributable to common shareholders including net realized investment gains (losses), foreign exchange losses (gains), revaluation of net deferred tax assets, a bargain purchase gain related to the acquisition of Aviabel, together with transaction and reorganization expenses associated with the acquisition of Novae in 2017 as well as profitability enhancement initiatives in 2015 and loss on repurchase of preferred shares.
ROACE decreased in 2017, compared to 2016 primarily driven by the underwriting loss generated and foreign exchange losses in 2017 compared to underwriting income generated and foreign exchange gains in 2016. Transaction and reorganization expenses, together with amortization of value of business acquired and intangible assets associated with the acquisition of Novae incurred in 2017, also contributed to the decrease in ROACE. In addition, ROACE in 2017 was negatively impacted by a tax charge associated with the revaluation of net deferred tax assets. These expenses were partially offset by an increase in net investment income and net realized investment gains together with the benefit of the bargain purchase gain.
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
Non-GAAP operating ROACE excludes the impact of net realized investment gains (losses), foreign exchange losses (gains), the revaluation of net deferred tax assets, the bargain purchase gain, the transaction and reorganization expenses and the loss on repurchase of preferred share
The decrease in non-GAAP operating ROACE in 2017, compared to 2016, was primarily driven by the underwriting loss generated in 2017, as well the amortization expenses associated with the acquisition of Novae partially offset by an increase in net investment income and a tax benefit in 2017 compared to a tax expense in 2016.
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
During 2017 our diluted book value per common share decreased by 8%, driven primarily by the net loss available to common shareholders of $416 million and common dividends declared. In 2016 our diluted book value per common share appreciated 8%, driven by net income available to common shareholders of $465 million, partially offset by common dividends declared.
In 2017 unrealized investment gains, and in 2016 a decrease in unrealized investment losses, which are included in accumulated other comprehensive income, also contributed to the growth in diluted book value per share.
The unrealized investment gains in 2017 reflected a tightening of credit spreads and the strengthening of the euro and pound sterling against the U.S. dollar which positively impacted the values of non-U.S. government debt and corporate debt securities. The decrease in unrealized investment losses in 2016 reflected the impact of a tightening of credit spreads on non-government bonds and strong equity market returns.
Cash dividends declared per common share
We believe in returning excess capital to our shareholders by way of dividends (as well as share repurchases) accordingly, our dividend policy is an integral part of the value we create for our shareholders. Our cumulatively strong earnings have permitted our Board of Directors to approve fourteen successive annual increases in quarterly common share dividends.

Diluted book value per common share adjusted for dividends
Taken together, we believe that growth in diluted book value per common share and common share dividends declared represent the total value created for our common shareholders. As companies in the insurance industry have differing dividend payout policies, we believe that investors use the diluted book value per common share adjusted for dividends metric to measure comparable performance across the industry.
In 2017, the decrease in diluted book value per common share adjusted for dividends was due to our net loss, partially offset by unrealized investment gains included in other comprehensive income.
In 2016, the increase in diluted book value per common share adjusted for dividend was due to our net income and a decrease in unrealized investment losses included in other comprehensive income.

UNDERWRITING RESULTS – GROUP

The following table provides our group underwriting results for the years indicated. Underwriting income is a pre-tax measure of underwriting profitability that takes into account net premiums earned and other insurance related income (loss) as revenues and net losses and loss expenses, acquisition costs and underwriting-related general and administrative costs as expenses.

Year ended December 31,	2017	% Change	2016	% Change	2015

Revenues:
Gross premiums written	$5,556,273	12%	$4,970,208	8%	$4,603,730
Net premiums written	4,027,143	7%	3,752,974	2%	3,674,666
Net premiums earned	4,148,760	12%	3,705,625	1%	3,686,417
Other insurance related income (losses)	(1,240)	nm	7,222	nm	(2,953)

Expenses:
Current year net losses and loss expenses	(3,487,826)		(2,496,574)		(2,419,247)
Prior year reserve development	200,054		292,377		243,048
Acquisition costs	(823,591)		(746,876)		(718,112)
Underwriting-related general and administrative expenses(1)	(449,483)		(482,701)		(486,911)
Underwriting income(2)	$(413,326)	nm	$279,073	(8%)	$302,242

General and administrative expenses(1)	$579,428		$602,717		$596,821
Income before income taxes and interest in income (loss) of equity method investments(2)	$(368,109)		$521,802		$644,659

(1)
Underwriting-related general and administrative expenses is a non-GAAP measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most comparable GAAP measure, is presented in the 'Results of Operations', which is included in the 'Executive Summary' section of this MD&A.

(2)
Group (or consolidated) underwriting income (loss) is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to net income (loss before tax and interest in income (loss) of equity investments), the most comparable GAAP measure, is presented in the 'Results of Operations', which is included in the 'Executive Summary' section of this MD&A.

UNDERWRITING REVENUES
Gross and net premiums written, by segment, were as follows:

	Gross Premiums Written
Year ended December 31,	2017	% Change		2016	% Change		2015

Insurance	$3,127,837	15%		$2,720,242	5%		$2,583,081
Reinsurance	2,428,436	8%		2,249,966	11%		2,020,649
Total	$5,556,273	12%		$4,970,208	8%		$4,603,730

% ceded
Insurance	33%	(1)	pts	34%	2	pts	32%
Reinsurance	20%	6	pts	14%	9	pts	5%
Total	28%	4	pts	24%	4	pts	20%

	Net Premiums Written
	2017	% Change		2016	% Change		2015

Insurance	$2,087,734	16%		$1,807,125	3%		$1,759,359
Reinsurance	1,939,409	—%		1,945,849	2%		1,915,307
Total	$4,027,143	7%		$3,752,974	2%		$3,674,666

Gross Premiums Written:
2017 versus 2016: Gross premiums written in 2017 increased by $586 million or 12% compared to 2016 due to increases in both our reinsurance and insurance segments.
The increase in our reinsurance segment's gross premiums written of $178 million or 8% was attributable to our catastrophe, agriculture, property and motor lines, partially offset by a decrease in our credit and surety lines. The increase in gross premiums written was driven by new business, favorable premium adjustments and reinstatement premium, partially offset by the impact of foreign exchange movements and a lower level of premiums written on a multi-year basis in 2017, compared to 2016.
The increase in our insurance segment's gross premiums written of $408 million or 15% compared to 2016 was driven by an increase in gross premiums written of $241 million associated with our acquisition of Novae. In addition, gross premiums written increased by $167 million or 6% (6% on a constant currency basis(1)) primarily attributable to our accident and health, liability, professional lines and aviation lines. These increases were partially offset by a decrease in our property and marine lines.
2016 versus 2015: Gross premiums written in 2016 increased by $366 million or 8% ($442 million or 10% increase on a constant currency basis(1)) due to increases in both the reinsurance and insurance segments.
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
(1) Amounts presented on a constant currency basis are non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. The constant currency basis is calculated by applying the average foreign exchange rate from the current year to the prior year balance.

The increase was driven by growth in our accident and health, property, professional, and liability lines. These increases were partially offset by decreases in our marine and credit and political risk lines.
Ceded Premiums Written:
Ceded premiums written in 2017 were $1,529 million, or 28% of gross premiums written, compared to $1,217 million, or 24%, in 2016. The increase in the ceded premiums written was mainly attributable to our reinsurance segment due to an increase in premiums ceded to retrocessional treaties which cover our catastrophe, credit and surety, and agriculture lines.

In June 2017, we obtained catastrophe protection for our insurance and reinsurance segments through a reinsurance agreement with Northshore Re II Limited ('Northshore'). In connection with the reinsurance agreement, Northshore issued notes to unrelated investors in an amount equal to the full $350 million of coverage provided under the reinsurance agreement covering a three year period. At the time of the agreement, we performed an evaluation of Northshore to determine if it meets the definition of a variable interest entity ('VIE'). We concluded that Northshore is a VIE but we do not have a variable interest in the entity, as the variability in results is expected to be absorbed entirely by the investors in Northshore. Accordingly, Northshore is not consolidated in our consolidated financial statements. The premium ceded to Northshore for the year ended December 31, 2017 was $27 million.
Ceded premiums written in 2016 were $1,217 million, or 24% of gross premiums written, compared to $929 million, or 20%, in 2015 The increase in the ceded premiums written in the reinsurance segment was due to a new retrocessional cover entered into with Harrington Re, which increased premiums ceded in our liability and professional lines, together with new retrocessional treaties that increased ceded premiums in our catastrophe and property business. The increase in the ceded premiums written in the insurance segment was driven by increased cessions in our professional and liability lines.

Net Premiums Earned:

Net premiums earned by segment were as follows:

							% Change
Year ended December 31,	2017		2016		2015		16 to 17	15 to 16

Insurance	$2,106,363	51%	$1,777,321	48%	$1,798,191	49%	19%	(1%)
Reinsurance	2,042,397	49%	1,928,304	52%	1,888,226	51%	6%	2%
Total	$4,148,760	100%	$3,705,625	100%	$3,686,417	100%	12%	1%

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in premium earning patterns.

2017 versus 2016: Net premiums earned in 2017 increased by $443 million or 12% compared to 2016 due to increases in both our reinsurance and insurance segments.
Net premiums earned in our insurance segment in 2017 increased by $329 million or 19%, compared to 2016. The increase in net premiums earned included $162 million attributable to our acquisition of Novae. In addition, net premiums earned increased by $167 million or 9% (10% on a constant currency basis(1)) attributable to our accident and health, property and aviation lines.
Net premiums earned in our reinsurance segment in 2017 increased by $114 million or 6%, compared to 2016. The increase in net premiums earned was driven by an increase in gross premiums earned attributable to our agriculture, motor and property lines partially offset by an increase in ceded premium earned in professional lines, agriculture and property lines together with a decrease in gross premiums earned in our professional lines.
2016 versus 2015: Net premiums earned in 2016 increased by $19 million or 1% ($123 million or 3% decrease on a constant currency basis) compared to 2015. The increase was driven by an increase in gross premiums written, partially offset by an increase in premiums ceded in both the reinsurance and insurance segments.
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
UNDERWRITING EXPENSES
The following table provides a breakdown of our combined ratio:

Year ended December 31,	2017	% Point Change	2016	% Point Change	2015

Current accident year loss ratio	84.1%	16.7	67.4%	1.8	65.6%
Prior year reserve development	(4.9%)	3.0	(7.9%)	(1.3)	(6.6%)
Acquisition cost ratio	19.9%	(0.3)	20.2%	0.7	19.5%
General and administrative expense ratio(1)	14.0%	(2.2)	16.2%	—	16.2%
Combined ratio	113.1%	17.2	95.9%	1.2	94.7%

(1)
The general and administration expense ratio includes corporate expenses not allocated to underwriting segments of 3.1%, 3.2% and 3.0% for 2017, 2016 and 2015, respectively. These costs are further discussed in the ‘Other Expenses (Revenues), Net’ section.

Current Accident Year Loss Ratio:
2017 versus 2016: The current accident year loss ratio increased to 84.1% in 2017 from 67.4% in 2016. The increase was primarily due to an increase in catastrophe and weather-related losses. During 2017, we incurred pre-tax catastrophe and weather-related losses, net of reinstatement premiums, of $835 million or 20.4 points, attributable to Hurricanes Harvey, Irma and Maria, the two earthquakes in Mexico, the wildfires in Northern and Southern California, and other U.S. weather-related events. Comparatively, in 2016 we incurred $204 million or 5.6 points of losses attributable to catastrophe and weather-related events.
After adjusting for the impact of the catastrophe and weather-related losses, our current accident year loss ratio increased to 63.7% in 2017 from 61.8% in 2016. The increase in the current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses was driven elevated loss experience in our insurance and reinsurance property lines, together with the impact of the Ogden Rate change on our reinsurance motor lines, and adverse impact of the rate and trend, partially offset by favorable changes in business mix in our accident and health lines.
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
After adjusting for the impact of the catastrophe and weather-related losses, our current accident year loss ratio decreased from 62.9% in 2015 to 63.7% in 2016. The decrease in the current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses was driven by a decrease in mid-size loss experience in our insurance marine and property lines and a decrease in loss experience in our reinsurance credit and surety lines, partially offset by the ongoing adverse impact of rate and trend, and an increase in loss experience in our insurance credit and political risk and reinsurance agriculture lines.

For further discussion on current accident year loss ratios, refer to the insurance and reinsurance segment discussions below.
Estimates for Significant Catastrophe Events
Our December 31, 2017 net reserve for losses and loss expenses includes estimated amounts for numerous catastrophe events. We caution that the magnitude and/or complexity of losses arising from these events, in particular Hurricanes Harvey, Irma and Maria, the two earthquakes in Mexico and the wildfires in Northern and Southern California in 2017 inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserve for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.

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
Prior Year Reserve Development:
Our favorable prior year reserve development was the net result of several underlying developments on prior accident years, identified during our quarterly reserve review process. The following table provides a breakdown of net prior year reserve development by segment:

Year ended December 31,	2017	2016	2015

Insurance	$48,969	$55,905	$23,447
Reinsurance	151,085	236,472	219,601
Total	$200,054	$292,377	$243,048

Overview
Short-tail business
Our short-tail business includes the underlying exposures in our property and other, marine and aviation reserve classes within our insurance segment and the property and other reserve class within our reinsurance segment.
Development from these classes contributed $60 million, $148 million and $152 million of net favorable prior year reserve development in 2017, 2016 and 2015, respectively, and primarily reflected the recognition of better than expected loss emergence on these years.
Medium-tail business
Our medium-tail business consists primarily of insurance and reinsurance professional reserve classes, credit and political risk insurance reserve class and credit and surety reinsurance reserve class.
Our reinsurance professional reserve class recognized $44 million, $30 million and $38 million of net favorable prior year development in 2017, 2016 and 2015, respectively. The net favorable prior year loss development on this reserve class continued to reflect the generally favorable experience on earlier accident years as we continued to transition to more experience based methods. As our loss experience on these accident years has generally been better than expected, this resulted in the recognition of net favorable prior year reserve development.
Our insurance professional reserve class recorded net favorable prior year development of $26 million in 2017 reflecting the generally favorable experience on earlier accident years as we transition to more experience based methods. As our loss experience has generally been better than expected, this resulted in the recognition of net favorable prior year reserve development. Our insurance professional reserve class recorded net favorable prior year reserve development of $14 million in 2016, also driven by overall better than expected development. Our insurance professional reserve class recorded adverse prior year reserve development of $14 million in 2015 due to reserve strengthening on our Australian book of business during the three months ended September 30, 2015.
Our reinsurance credit and surety reserve class recorded net favorable prior year reserve development of $33 million, $10 million and $27 million in 2017, 2016 and 2015, respectively due to the recognition of generally better than expected loss emergence.
Our credit and political risk reserve class recorded net adverse development of $15 million in 2015 primarily relating to an increase in loss estimates for one specific claim.
Long-tail business
Our long-tail business consists primarily of liability and motor reserve classes.

Our motor reserve classes contributed net favorable prior year reserve development of $1 million, $55 million and $37 million, in 2017, 2016 and 2015, respectively. The net favorable prior year reserve development on the motor reserve class in 2016 and 2015 related to favorable loss emergence trends on several classes of business spanning multiple accident years. Net favorable prior year development in 2017 was impacted by the U.K. Ministry of Justice’s announcement of a decrease in the discount rate used to calculate lump sum awards in U.K. bodily injury cases, known as the Ogden Rate. Effective March 20, 2017, the Ogden Rate changed from plus 2.5% to minus 0.75%.
Our reinsurance liability reserve classes contributed net favorable prior year reserve development of $43 million, $44 million and $46 million, in 2017, 2016 and 2015, respectively. The net favorable prior year reserve development primarily reflected the progressively increased weight given by management to the generally favorable emerging loss experience on earlier accident years.
This net favorable prior year development was partially offset by net adverse prior year development in our insurance liability reserve class of $8 million, $8 million and $27 million in 2017, 2016 and 2015, respectively, primarily related to reserve strengthening within our excess casualty book. In particular, the adverse development during 2015 was mainly driven by a higher frequency of large auto liability claims.
At the acquisition date, the fair value of reserves for losses and loss expenses for Syndicate 2007 was established giving weight to the observable value of these reserves based on a Reinsurance to Close ("RITC") transaction of the Syndicate’s 2015 and prior years of account, which was completed prior to the allocation of purchase price. Management made no change to the initial estimate when establishing its best estimate of reserves for losses and loss expenses at December 31, 2017.
See 'Critical Accounting Estimates – Reserve for Losses and Loss Expenses' section for further details. We caution that conditions and trends that impacted the development of our reserve for losses and loss expenses in the past may not recur in the future.

The following tables reconcile reserve classes to the lines of business categories and the expected claim tails:

Insurance Segment
Reported Lines of Business

Reserve Classes	Tail	Property	Marine	Terrorism	Aviation	Credit and Political Risk	Professional Lines	Liability	Accident and Health	Discontinued lines - Novae

Property and Other	Short	X		X					X	X
Marine	Short		X
Aviation	Short				X
Credit and Political Risk	Medium					X
Professional Lines	Medium						X			X
Liability	Long							X		X

Reinsurance Segment
Reported Lines of Business

Reserve Classes	Tail	Catastrophe	Property	Credit and Surety	Professional Lines	Motor	Liability	Engineering	Agriculture	Marine and Other	Discontinued lines - Novae

Property and Other	Short	X	X					X	X	X	X
Credit and Surety	Medium			X
Professional Lines	Medium				X
Motor	Long					X					X
Liability	Long						X				X
The following sections provide further details on prior year reserve development by segment, reserving class and accident year.

Insurance Segment:

Year ended December 31,	2017	2016	2015

Property and Other	$325	$34,784	$52,257
Marine	28,206	12,068	24,563
Aviation	1,895	3,113	2,429
Credit and Political Risk	70	(242)	(15,435)
Professional Lines	26,248	14,005	(13,789)
Liability	(7,775)	(7,823)	(26,578)
Total	$48,969	$55,905	$23,447

In 2017, we recognized $49 million of net favorable prior year reserve development, the principal components of which were:

•
$28 million of net favorable prior year reserve development on marine business, due to better than expected loss emergence on more recent accident years including a large case reserve reduction on a 2013 accident year claim.

•
$26 million of net favorable prior year reserve development on professional lines business, due to the recognition of better the expected emerging loss experience, particularly on the 2013 and 2014 accident years.

•
$8 million of net adverse prior year reserve development on liability business, due to reserve strengthening on several large claims within our run-off Bermuda excess casualty book of business and due to limited reserve strengthening within our U.S. excess casualty book of business.

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

Reinsurance Segment:

Year ended December 31,	2017	2016	2015

Property and Other	$30,054	$97,691	$72,789
Credit and Surety	32,791	10,488	26,568
Professional Lines	44,164	29,592	37,778
Motor	1,155	55,106	36,677
Liability	42,921	43,595	45,789
Total	$151,085	$236,472	$219,601

In 2017, we recognized $151 million of net favorable prior year reserve development, the principal components of which were:

•
$44 million of net favorable prior year reserve development on professional lines business, reflecting the generally favorable experience on earlier accident years, particularly 2009 through 2012, as we continue to transition to more experience based methods.

•
$43 million of net favorable prior year reserve development on liability business due to progressively increased weight given by management to experience based indications on earlier accident years, particularly 2008 through 2010.

•	$33 million of net favorable prior year reserve development on credit and surety business, due to better than expected loss emergence primarily related to accident years 2012 through 2015.

•	$30 million of net favorable prior year development on property and other business due to overall better than expected loss emergence across multiple accident years.

•
$1 million of net favorable prior year reserve development on motor business, due to the impact of the change in Ogden rate, largely offset by continued better than expected loss emergence spanning multiple accident years.

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

Acquisition Cost Ratio: The decrease in the acquisition cost ratio to 19.9% in 2017 from 20.2% in 2016 was driven by a decrease in our reinsurance segment. The decrease in the reinsurance segment's acquisition cost ratio was primarily due to changes in business mix, together with favorable adjustments related to loss sensitive features and reinstatement premiums. This decrease was partially offset by an increase in the insurance segment's acquisition cost ratio driven by changes in business mix in our accident and health lines.

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

General and Administrative Expense Ratio: The decrease in general and administrative expense to 14.0% in 2017 from 16.2% in 2016 was primarily driven by a decrease in performance-related compensation costs and an increase in fees from strategic capital partners.

The general and administrative expense ratio was consistent in 2016 compared to 2015 at 16.2%. An increase in personnel expenses including transition and severance costs was offset by the benefits of arrangements with our strategic capital partners and an increase in net premiums earned.

RESULTS BY SEGMENT

INSURANCE SEGMENT
Results from our insurance segment were as follows:

Year ended December 31,	2017	% Change	2016	% Change	2015

Revenues:
Gross premiums written	$3,127,837	15%	$2,720,242	5%	$2,583,081
Net premiums written	2,087,734	16%	1,807,125	3%	1,759,359
Net premiums earned	2,106,363	19%	1,777,321	(1%)	1,798,191
Other insurance related income	3,458	nm	89	(91)%	1,036

Expenses:
Current year net losses and loss expenses	(1,710,001)		(1,197,838)		(1,178,375)
Prior year reserve development	48,969		55,905		23,447
Acquisition costs	(332,749)		(251,120)		(261,208)
General and administrative expenses	(344,012)		(346,857)		(341,658)
Underwriting income (loss)	$(227,972)	nm	$37,500	(9%)	$41,433

		% Point Change		% Point Change
Ratios:
Current year loss ratio	81.2%	13.8	67.4%	1.9	65.5%
Prior year reserve development	(2.3%)	0.8	(3.1%)	(1.8)	(1.3%)
Acquisition cost ratio	15.8%	1.7	14.1%	(0.4)	14.5%
General and administrative expense ratio	16.3%	(3.2)	19.5%	0.4	19.1%
Combined ratio	111.0%	13.1	97.9%	0.1	97.8%

nm – not meaningful

Gross Premiums Written:
The following table provides gross premiums written by line of business:

							% Change
Year ended December 31,	2017		2016		2015		16 to 17	15 to 16

Property	$738,373	24%	$672,891	25%	$607,358	24%	10%	11%
Marine	241,393	8%	225,609	8%	241,956	9%	7%	(7%)
Terrorism	47,514	2%	38,146	1%	33,709	1%	25%	13%
Aviation	83,906	3%	53,173	2%	54,642	2%	58%	(3%)
Credit and Political Risk	91,316	3%	49,930	2%	59,967	2%	83%	(17%)
Professional Lines	922,502	29%	845,358	31%	850,011	33%	9%	(1%)
Liability	473,935	15%	405,030	15%	384,145	15%	17%	5%
Accident and Health	514,078	16%	430,105	16%	351,293	14%	20%	22%
Discontinued Lines - Novae	14,820	—%	—	—%	—	—%	nm	—%
Total	$3,127,837	100%	$2,720,242	100%	$2,583,081	100%	15%	5%

2017 versus 2016: Gross premiums written in 2017 increased by $408 million or 15% compared to 2016. In 2017, the increase in gross premiums written included $241 million attributable to property, professional lines, marine as well as credit and political risk lines associated with our acquisition of Novae. In addition, gross premium written increased by $167 million or 6% (6% on a constant currency basis (1)) primarily attributable to new business opportunities in our accident and health, liability, and professional lines together with an increase in our aviation lines associated with our acquisition of Aviabel. These increases were partially offset by a decrease in our property lines following our exit from U.S. retail insurance operations last year and a decrease in our marine lines largely driven by timing differences.

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

Ceded Premiums Written:

2017 versus 2016: Ceded premiums written in 2017 were $1,040 million, or 33%, of gross premiums written, compared to $913 million, or 34%, in 2016. The increase in ceded premiums written included $102 million primarily attributable to property and professional lines associated with our acquisition of Novae. In addition, ceded premiums written increased by $25 million driven by our liability lines, partially offset by a decrease in premiums ceded in our property lines.
2016 versus 2015: Ceded premiums written in 2016 were $913 million, or 34%, of gross premiums written, compared to $824 million, or 32%, in 2015. The increase in premiums ceded and the related ceded ratio was due to an increase in premiums ceded in our professional and liability lines partially offset by a reduction in reinsurance purchased in our accident and health lines.

Net Premiums Earned:
The following table provides net premiums earned by line of business:

							% Change
Year ended December 31,	2017		2016		2015		16 to 17	15 to 16

Property	$543,342	25%	$426,918	23%	$432,587	24%	27%	(1%)
Marine	181,533	9%	150,046	8%	183,696	10%	21%	(18%)
Terrorism	36,084	2%	33,279	2%	36,818	2%	8%	(10%)
Aviation	75,107	4%	44,980	3%	45,659	3%	67%	(1%)
Credit and Political Risk	56,432	3%	57,964	3%	63,583	4%	(3%)	(9%)
Professional Lines	519,759	25%	510,806	29%	596,430	33%	2%	(14%)
Liability	188,770	9%	169,182	10%	161,614	9%	12%	5%
Accident and Health	489,046	23%	384,146	22%	277,804	15%	27%	38%
Discontinued Lines - Novae	16,290	1%	—	—%	—	—%	nm	—%
Total	$2,106,363	100%	$1,777,321	100%	$1,798,191	100%	19%	(1%)

2017 versus 2016: Net premiums earned in 2017 increased by $329 million or 19% compared to 2016. The increase in net premiums earned included $162 million primarily attributable to property and marine lines associated with our acquisition of Novae. In addition, net premiums earned increased by $167 million or 9% (10% on a constant currency basis) attributable to our accident and health, property and aviation lines.

This increase was driven an increase in gross premiums earned due to strong premium growth in our accident and health lines in recent periods together with premium growth in our aviation lines associated with our recent acquisition of Aviabel, partially offset by a decrease in ceded premiums earned in our property lines.
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
Loss Ratio:
The table below shows the components of our loss ratio:

Year ended December 31,	2017	% Point Change	2016	% Point Change	2015

Current accident year	81.2%	13.8	67.4%	1.9	65.5%
Prior year reserve development	(2.3%)	0.8	(3.1%)	(1.8)	(1.3%)
Loss ratio	78.9%	14.6	64.3%	0.1	64.2%

Current Accident Year Loss Ratio:
2017 versus 2016: The current accident year loss ratio increased to 81.2% in 2017 from 67.4% in 2016. The increase was primarily due to an increase in catastrophe and weather-related losses. During 2017 we incurred pre-tax catastrophe and weather-related net losses of $412 million, or 19.6 points attributable to Hurricanes Harvey, Irma and Maria, the two earthquakes in Mexico, the wildfires in Northern and Southern California and other U.S. weather-related events. Comparatively, in 2016 we incurred $121 million, or 6.8 points of losses attributable to catastrophe and weather-related events.
After adjusting for the impact of the catastrophe and weather-related losses, our current accident year loss ratio increased to 61.6% in 2017 from 60.6% in 2016. The increase in the current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses was driven by an increase in attritional loss experience in our property lines together with the adverse impact of rate and trend, partially offset by a decrease in mid-size loss experience in our marine and credit and political risk lines and favorable changes in business mix.
2016 versus 2015: The current accident year loss ratio increased to 67.4% in 2016 from 65.5% in 2015. The increase was primarily due to an increase in catastrophe and weather-related losses. During 2016 we incurred pre-tax catastrophe and weather-related net losses of $121 million, or 6.8% points attributable to U.S. weather-related events, Hurricane Matthew, the Japanese earthquake and the Fort McMurray wildfires. Comparatively, in 2015 we incurred $54 million, or 3.0 points of losses attributable to catastrophe and weather-related events.
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
See ‘Prior Year Reserve Development’ section for further details.
Acquisition Cost Ratio: The increase in the acquisition cost ratio to 15.8% in 2017 from 14.1% in 2016 primarily reflected changes in business mix in our accident and health lines.
The decrease in the acquisition cost ratio to 14.1% in 2016 from 14.5% in 2015, primarily reflected an increase in ceding commissions following increased cessions in our professional lines, partially offset by higher variable acquisition costs paid on certain lines of business, and favorable federal excise tax adjustment which benefitted 2015.

General and Administrative Expense Ratio: The decrease in the general and administrative expense ratio to 16.3% in 2017 from 19.5% in 2016, was primarily driven by a decrease in performance-related compensation costs and an increase in net earned premium, partially offset by general and administrative expenses associated with the acquisition of Novae.
The increase in the general and administrative expense ratio to 19.5% in 2016 from 19.1% in 2015 was primarily driven by the decrease in net earned premium, an increase in personnel expenses as well as transition and severance costs associated with the closure of four U.S. retail business units.

REINSURANCE SEGMENT
Results from our reinsurance segment were as follows:

Year ended December 31,	2017	% Change	2016	% Change	2015

Revenues:
Gross premiums written	$2,428,436	8%	$2,249,966	11%	$2,020,649
Net premiums written	1,939,409	—%	1,945,849	2%	1,915,307
Net premiums earned	2,042,397	6%	1,928,304	2%	1,888,226
Other insurance related income (losses)	(4,698)	nm	7,133	nm	(3,989)

Expenses:
Current year net losses and loss expenses	(1,777,825)		(1,298,736)		(1,240,872)
Prior year reserve development	151,085		236,472		219,601
Acquisition costs	(490,842)		(495,756)		(456,904)
General and administrative expenses	(105,471)		(135,844)		(145,253)
Underwriting income (loss)	$(185,354)	nm	$241,573	(7%)	$260,809

		% Point Change		% Point Change
Ratios:
Current year loss ratio	87.0%	19.6	67.4%	1.7	65.7%
Prior year reserve development	(7.4%)	4.9	(12.3%)	(0.7)	(11.6%)
Acquisition cost ratio	24.0%	(1.7)	25.7%	1.5	24.2%
General and administrative expense ratio	5.2%	(1.8)	7.0%	(0.7)	7.7%
Combined ratio	108.8%	21.0	87.8%	1.8	86.0%

nm – not meaningful

Gross Premiums Written:
The following table provides gross premiums written by line of business for the years indicated:

							% Change
Year ended December 31,	2017		2016		2015		16 to 17	15 to 16

Catastrophe	$436,707	19%	$324,884	14%	$291,697	13%	34%	11%
Property	352,609	15%	282,535	13%	305,160	15%	25%	(7%)
Professional Lines	252,272	10%	268,403	12%	276,479	14%	(6%)	(3%)
Credit and Surety	205,352	8%	319,077	14%	242,620	12%	(36%)	32%
Motor	391,923	16%	346,087	15%	335,084	17%	13%	3%
Liability	420,701	17%	422,489	19%	345,319	17%	—%	22%
Agriculture	236,200	10%	158,278	7%	132,629	7%	49%	19%
Engineering	77,134	3%	68,892	3%	72,050	4%	12%	(4%)
Marine and Other	55,925	2%	59,321	3%	19,611	1%	(6%)	202%
Discontinued Lines - Novae	(387)	—%	—	—%	—	—%	nm	—%
Total	$2,428,436	100%	$2,249,966	100%	$2,020,649	100%	8%	11%

2017 versus 2016: Gross premiums written in 2017 increased by $178 million or 8% compared to 2016. The increase in gross written premiums was attributable to our catastrophe, agriculture, property and motor lines, partially offset by a decrease in our credit and surety lines. The increase in our catastrophe and property lines was driven by new business spread across several cedants. Favorable premium adjustments and reinstatement premiums also contributed to the increase in premiums written in our catastrophe, property and agriculture lines. The increase in our motor lines was driven by new business and favorable premium adjustments, partially offset by the impact of foreign exchange movements and a lower level of premiums written on a multi-year basis during 2017, compared to 2016. The decrease in our credit and surety lines was primarily due to a lower level of premiums written on a multi-year basis.

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

Ceded Premiums Written:

2017 versus 2016: Premiums ceded in 2017 were $489 million, or 20%, of gross premiums written, compared to $304 million, or 14%, in 2016. The increase was due to an increase in premiums ceded to retrocessional treaties which cover our catastrophe, credit and surety, and agriculture lines.

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
Net Premiums Earned:
The following table provides net premiums earned by line of business:

							% Change
Year ended December 31,	2017		2016		2015		16 to 17	15 to 16

Catastrophe	$209,470	11%	$199,825	11%	$216,020	12%	5%	(7%)
Property	304,376	15%	272,403	14%	306,083	16%	12%	(11%)
Professional Lines	226,622	11%	289,868	15%	310,915	16%	(22%)	(7%)
Credit and Surety	244,186	12%	252,210	13%	250,208	13%	(3%)	1%
Motor	371,501	18%	318,863	17%	299,883	16%	17%	6%
Liability	351,940	17%	332,479	17%	297,000	16%	6%	12%
Agriculture	195,391	10%	142,501	7%	129,346	7%	37%	10%
Engineering	66,291	3%	62,833	3%	61,043	3%	6%	3%
Marine and Other	64,449	3%	57,322	3%	17,728	1%	12%	223%
Discontinued Lines - Novae	8,171	—%	—	—%	—	—%	nm	—%
Total	$2,042,397	100%	$1,928,304	100%	$1,888,226	100%	6%	2%

2017 versus 2016: Net premiums earned in 2017 increased by $114 million or 6% compared to 2016. The increase in net premiums earned was driven by an increase in gross premiums earned attributable to new business written in our property and motor lines, as well as favorable premium adjustments impacting our agriculture, motor and property lines, partially offset by decrease in gross premiums earned in our professional lines.
The increase in gross premiums earned was partially offset by an increase in ceded premium earned reflecting the impact of the retrocessions to Harrington Re on our professional lines and increased retrocessions in our agriculture and property lines.

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
Other Insurance Related Income (Loss):
Other insurance related loss in 2017 of $5 million compared to other insurance related income in 2016 of $7 million, a decrease of $12 million, primarily related to a decrease in realized mark-to-market gains on our weather and commodities derivative portfolio and a decrease in profit commissions associated with third party retrocessions, partially offset by fees from strategic capital partners and an increase in realized gains on economic hedges purchased to protect our agriculture line of business against fluctuations in commodity prices.

The other insurance related income in 2016 primarily related to fees from strategic capital partners and realized mark-to-market gains on our weather and commodity derivatives portfolio which were largely offset by realized losses on economic hedges purchased to protect our agriculture line of business against fluctuations in commodity prices.

The other insurance loss in 2015 related to realized losses and mark-to-market adjustments on our weather and commodity derivatives portfolio following unseasonably warm weather conditions in Europe during the fourth quarter of 2015.

Loss Ratio:
The table below shows the components of our loss ratio:

Year ended December 31,	2017	% Point Change	2016	% Point Change	2015

Current accident year	87.0%	19.6	67.4%	1.7	65.7%
Prior year reserve development	(7.4%)	4.9	(12.3%)	(0.7)	(11.6%)
Loss ratio	79.6%	24.5	55.1%	1.0	54.1%

Current Accident Year Loss Ratio:
2017 versus 2016: The current accident year loss ratio increased to 87.0% in 2017 from 67.4% in 2016. The increase was primarily due to an increase catastrophe and weather-related losses. During 2017, we incurred pre-tax catastrophe and weather-related losses, net of reinstatement premiums, of $422 million, or 21.1 points attributable to the Hurricanes Harvey, Irma and Maria, the two earthquakes in Mexico, the wildfires in Northern and Southern California and other U.S. weather-related events. Comparatively, in 2016 we incurred $83 million or 4.4 points of net losses attributable to catastrophe and weather-related events.
After adjusting for the impact of the catastrophe and weather-related losses, our current accident year loss ratio increased to 65.9% in 2017 from 63.0% in 2016. The increase in the current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses was driven by a large risk loss in our property lines, the impact of the Ogden Rate change in our motor lines and adverse impact of rate and trend.
2016 versus 2015: The current accident year loss ratio increased to 67.4% in 2016 from 65.7% in 2015. The increase was primarily due to an increase in catastrophe and weather-related losses. During 2016, we incurred pre-tax catastrophe and weather-related net losses (net of reinstatement premiums) of $83 million, or 4.4 points attributable to the Fort McMurray wildfires, U.S. weather-related events, Hurricane Matthew, the Japanese, Ecuadorian and South Island earthquakes, the North Calgary hailstorm and the European floods. Comparatively, in 2015 we incurred $46 million or 2.4 points of net losses attributable to catastrophe and weather-related events.
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
See ‘Prior Year Reserve Development’ section for further details.
Acquisition Cost Ratio: The decrease in the acquisition cost ratio to 24.0% in 2017 from 25.7% in 2016 primarily reflected changes in business mix, together with a decrease in adjustments related to loss-sensitive features, the impact of favorable reinstatement premium adjustments, partially offset by the impact of retrocessional contracts with lower acquisition costs.
The increase in the acquisition cost ratio to 25.7% in 2016 from 24.2% in 2015 primarily reflected the impact of retrocessional contracts, adjustments related to loss-sensitive features in underlying contracts and higher acquisition costs in certain lines of business due to the increase in the amount of business being written on a proportional basis.
General and Administrative Expense Ratio: The decrease in the general and administrative expense ratio to 5.2% in 2017 from 7.0% in 2016, was primarily driven by a decrease in performance-related compensation costs, together with an increase in fees from our strategic capital partners.
The decrease in the general and administrative expense ratio to 7.0% in 2016 from 7.7% in 2015, was primarily driven by an increase in net premiums earned, benefits of arrangements with our strategic capital partners, and lower professional fees, partially offset by higher personnel costs.

OTHER EXPENSES (REVENUES), NET

The following table provides a breakdown of our other expenses, net:

Year ended December 31,	2017	% Change	2016	% Change	2015

Corporate expenses	$129,945	8%	$120,016	9%	$109,910
Foreign exchange losses (gains)	134,737	nm	(121,295)	19%	(102,312)
Interest expense and financing costs	54,811	7%	51,360	1%	50,963
Income tax (benefit) expense	(7,542)	nm	6,340	109%	3,028
Total	$311,951	nm	$56,421	(8%)	$61,589

Corporate Expenses: Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 3.1%, 3.2% and 3.0% in 2017, 2016 and 2015, respectively. The increase in corporate expenses in 2017 compared to 2016 was primarily driven by higher personnel costs including senior executive transition costs as well as executive retirement costs, and information technology project costs, partially offset by a decrease in performance-related compensation costs.

The increase in corporate expenses during 2016 compared to 2015 is attributable to adjustments to senior leadership executive stock-compensation awards benefiting 2015, an increase in personnel costs including senior executive transition costs in 2016, partially offset by reorganization related expenses adverse to 2015.

Foreign Exchange Losses (Gains): Some of our business is written in currencies other than the U.S. dollar. Foreign exchange losses in 2017 were driven primarily by the impact of the weakening of the U.S. dollar on the re-measurement of net insurance-related liabilities mainly denominated in pound sterling and euro. In addition, foreign exchange losses included the reclassification of a cumulative translation adjustment balance of $24 million related to our AXIS Specialty Australia from accumulated other comprehensive income on our balance sheet to foreign exchange loss on our income statement due to the wind-down of these operations which was substantially complete at March 31, 2017.

Comparatively, foreign exchange gains in 2016 were driven primarily by the strengthening of the U.S. dollar on the re-measurement of net insurance-related liabilities denominated in pound sterling. During 2015, the foreign exchange gains were primarily driven by the depreciation of the euro, pound sterling and Australian dollar against the U.S. dollar.

Interest Expense and Financing Costs: Interest expense and financing costs are related to interest due on 5.875% Senior Notes issued in 2010, 2.65% Senior Notes and the 5.15% Senior Notes issued in 2014, and 4.0% Senior Notes issued in 2017, as well as Dekania Notes issued by Novae on June 30, 2004. Interest expense and financing costs increased by $4 million in 2017 compared to 2016, primarily attributable to costs associated with the Dekania Notes.

Interest expense and financing costs in 2016 were consistent with 2015 as there were no significant changes to our debt and financing arrangements.

Income Tax (Benefit) Expense: Income tax (benefit) primarily results from income (loss) generated by our foreign operations in the U.S. and Europe. Our effective tax rate, which is calculated as income tax (benefit) expense divided by income before tax including interest in loss of equity method investments, was 2.0%, 1.2%, and 0.5%, in 2017, 2016, and 2015, respectively. This effective rate can vary between years depending on the distribution of net income (loss) amongst tax jurisdictions, as well as other factors.

The tax benefit of $8 million in 2017 was primarily attributable to the geographic distribution of income with the benefit being driven by losses in our U.S. and U.K. operations, share based compensation excess tax benefits which were recognized in the year, a tax adjustment related to the bargain purchase gain recognized in connection with the acquisition of Aviabel, largely offset by a tax charge of $42 million related to the revaluation of net deferred tax assets associated with the reduction in the U.S. corporate income tax rate from 35% to 21% enacted as part of the U.S. Tax Reform.

The tax rate in 2016 increased compared to 2015. The increase was driven primarily by an increase in comparative European pre-tax income, offset partially by a decrease in comparative pre-tax income in the U.S.

NET INVESTMENT INCOME AND NET REALIZED INVESTMENT GAINS (LOSSES)

Net Investment Income
The following table provides a breakdown of income earned from our cash and investment portfolio by major asset class:

Year ended December 31,	2017	% Change	2016	% Change	2015

Fixed maturities	$312,662	2%	$305,459	4%	$294,725
Other investments	76,858	81%	42,514	111%	20,148
Equities	14,919	(9%)	16,306	44%	11,289
Mortgage loans	10,780	35%	7,996	nm	1,861
Cash and cash equivalents	10,057	9%	9,209	7%	8,572
Short-term investments	2,718	32%	2,060	nm	439
Gross investment income	427,994	12%	383,544	14%	337,034
Investment expense	(27,189)	(10%)	(30,209)	(5%)	(31,698)
Net investment income	$400,805	13%	$353,335	16%	$305,336

Pre-tax yield:(1)
Fixed maturities	2.7%		2.6%		2.4%

nm - not meaningful

(1)	Pre-tax yield is annualized and calculated as net investment income divided by the average month-end amortized cost balances for the periods indicated.
Fixed Maturities:
2017 versus 2016: Net investment income in 2017 was $313 million compared to net investment income of $305 million in 2016, an increase of $8 million or 2%. The increase was attributable to our acquisition of Novae and Aviabel.
2016 versus 2015: Net investment income in 2016 was $305 million compared to net investment income of $295 million in 2015, an increase of $11 million or 4%. The increase was attributable to an emphasis on longer duration assets.
Other Investments:
Other investments include hedge funds, direct lending funds, private equity funds, real estate funds, other privately held investments and investments in CLO-Equities (both direct and indirect). These investments are recorded at fair value, with the change in fair value and income distributions reported in net investment income. Consequently, the pre-tax return on other investments may vary materially period over period, particularly during volatile equity and credit markets.

The following table provides a breakdown of net investment income from other investments:

Year ended December 31,	2017	2016	2015

Hedge, direct lending, private equity and real estate funds	$69,740	$21,378	$21,888
Other privately held investments	4,560	124	—
CLO-Equities	2,558	21,012	(1,740)
Total net investment income from other investments	$76,858	$42,514	$20,148

Pre-tax return on other investments(1)	9.6%	5.1%	2.3%

(1)
The pre-tax return on other investments is non-annualized and calculated by dividing total net investment income from other investments by the average month-end fair value balances held for the periods indicated, excluding overseas deposits.

2017 versus 2016: Pre-tax return on other investments increased to 9.6% in 2017 compared to 5.1% in 2016. The increase was due to higher returns from hedge and direct lending funds as a result of the strong performance of global equity and credit markets.
2016 versus 2015: Pre-tax return on other investments increased to 5.1% in 2016 compared to 2.3% in 2015. The increase was due to higher returns from investments in equity tranches of CLO-Equities in 2016 which increased in value along with other risk assets.

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

The following table provides a breakdown of net realized investment gains (losses):

Year ended December 31,	2017	2016	2015

On sale of investments:
Fixed maturities and short-term investments	$(26,396)	$(48,193)	$(83,600)
Equities	77,384	2,949	10,570
	50,988	(45,244)	(73,030)
OTTI charges recognized in earnings	(14,493)	(26,210)	(72,720)
Change in fair value of investment derivatives	(8,269)	10,929	7,259
Net realized investment gains (losses)	$28,226	$(60,525)	$(138,491)

On sale of investments:
Generally, sales of individual securities occur when there are changes in the relative value, credit quality, or duration of a particular issuer. We may also sell to re-balance our investment portfolio in order to change exposure to particular sectors or asset classes.
2017 versus 2016: Net realized investment gains in 2017 were $28 million compared to net realized investment losses of $61 million in 2016. Net realized investment gains reported in 2017 primarily reflected realized gains on the sale of ETFs, as a result of the strong performance of global equity markets. This was partially offset by foreign exchange losses on non-U.S. denominated fixed maturities, as a result of the strengthening of the U.S. dollar during 2017.

2016 versus 2015: Net realized investment losses in 2016 were $61 million compared to net realized investment losses of $138 million in 2015. Net realized investment losses reported in 2016 primarily reflected foreign exchange losses on non-U.S. denominated fixed maturities, as a result of the strengthening of the U.S. dollar during 2016.

OTTI charges:
Refer to the ‘Critical Accounting Estimates – OTTI’ section for details on our impairment review process.

The following table provides a summary of the OTTI recognized in earnings by asset class:

Year ended December 31,	2017	2016	2015

Fixed maturities:
Non-U.S. government	$8,187	$3,557	$3,538
Corporate debt	6,306	20,093	47,029
Non-Agency RMBS	—	—	111
ABS	—	—	124
	14,493	23,650	50,802
Equity securities:
Exchange-traded funds	—	2,560	10,732
Bond mutual funds	—	—	11,186
	—	2,560	21,918
Total OTTI recognized in earnings	$14,493	$26,210	$72,720

OTTI losses in 2017 were $14 million compared to $26 million in 2016 a decrease of $12 million. The decrease in 2017 compared to 2016 was mainly due to higher losses related to non-U.S. denominated securities as a result of the decline in foreign exchange rates against the U.S. dollar in 2016. The current year OTTI losses included impairments on non-U.S. denominated securities as a result of foreign exchange losses and non-investment grade corporate debt securities that have had a significant decline in value.
Change in Fair Value of Investment Derivatives:
From time to time, we may economically hedge the foreign exchange exposure of non-U.S. denominated securities by entering into foreign exchange forward contracts.
During 2017, we also introduced the use of interest rate swaps to reduce duration risk of our fixed income portfolio.
During 2017, our foreign exchange hedges resulted in $7 million of net losses which related primarily to securities denominated in the Japanese yen, euro and pound sterling. Each of these currencies experienced volatility during 2017.
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

Year ended December 31,	2017	2016	2015

Net investment income	$400,805	$353,335	$305,336
Net realized investments gains (losses)	28,226	(60,525)	(138,491)
Change in net unrealized gains (losses)(1)	177,259	70,588	(134,746)
Interest in loss of equity method investments	(8,402)	(2,094)	—
Total	$597,888	$361,304	$32,099

Average cash and investments(2)	$14,854,569	$14,491,830	$14,894,856

Total return on average cash and investments, pre-tax:
Inclusive of investment related foreign exchange movements	4.0%	2.5%	0.2%
Exclusive of investment related foreign exchange movements(3)	3.5%	3.0%	0.9%

(1)	Change in net unrealized gains (losses) is calculated by taking net unrealized gains (losses) at period end less net unrealized gains (losses) at the prior period end.

(2)	The average cash and investments balance is calculated by taking the average of the month-end fair value balances held for the periods indicated.

(3)
Pre-tax return on cash and investments excluding foreign exchange movements is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to pre-tax total return on cash and investments, the most comparable GAAP financial measure included foreign exchange gains (losses) of $80 million, $(79) million and $(105) million for the years ended December 31, 2017, 2016 and 2015 respectively.

CASH AND INVESTMENTS

The table below provides a breakdown of our cash and investments:

	December 31, 2017	December 31, 2016
	Fair Value	Fair Value

Fixed maturities	$12,622,006	$11,397,114
Equities	635,511	638,744
Mortgage loans	325,062	349,969
Other investments	1,009,373	830,219
Equity method investments	108,597	116,000
Short-term investments	83,661	127,461
Total investments	$14,784,210	$13,459,507

Cash and cash equivalents(1)	$1,363,786	$1,241,507

(1)	Includes restricted cash and cash equivalents of $415 million and $202 million for 2017 and 2016, respectively.
Overview
The fair value of total investments increased by $1.3 billion in 2017, driven by the acquisition of Novae and Aviabel, portfolio yield and market value changes due to the tightening of credit spreads on both investment grade and high-yield corporate debt, and the strong performance of global equity markets. This was partially offset by the funding of financing and operating activities.

The following provides a further analysis on our investment portfolio.
Fixed Maturities
The following provides a breakdown of our investment in fixed maturities:

	December 31, 2017		December 31, 2016
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$1,712,469	14%	$1,656,069	15%
Non-U.S. government	806,299	6%	565,834	5%
Corporate debt	5,297,866	43%	4,600,743	40%
Agency RMBS	2,395,152	19%	2,465,135	22%
CMBS	777,728	6%	666,237	6%
Non-Agency RMBS	46,831	—%	56,921	—%
ABS	1,436,281	11%	1,222,214	11%
Municipals(1)	149,380	1%	163,961	1%
Total	$12,622,006	100%	$11,397,114	100%

Credit ratings:
U.S. government and agency	$1,712,469	14%	$1,656,069	15%
AAA(2)	4,990,848	39%	4,165,226	36%
AA	1,050,631	8%	1,124,167	10%
A	2,090,632	17%	1,747,857	15%
BBB	1,758,291	14%	1,563,352	14%
Below BBB(3)	1,019,135	8%	1,140,443	10%
Total	$12,622,006	100%	$11,397,114	100%

(1)	Includes bonds issued by states, municipalities, and political subdivisions.

(2)	Includes U.S. government-sponsored agency RMBS and CMBS.

(3)	Non-investment grade and non-rated securities.
At December 31, 2017, fixed maturities had a weighted average credit rating of AA- (2016: AA-), a book yield of 2.5% (2016: 2.6%), an average duration of 3.3 years (2016: 3.5 years) and duration inclusive of interest rate swaps of 3.2 years. At December 31, 2017, inclusive of short-term investments and cash and cash equivalents (i.e. total investments of $14.0 billion), the weighted average credit rating was AA- (2016: AA-), the average duration was 3.0 years (2016: 3.2 years), and duration inclusive of interest rate swaps was 2.9 years.
Our methodology for assigning credit ratings to our fixed maturities is in line with the methodology used for the Barclays U.S. Aggregate Bond index. This methodology uses the middle of Standard & Poor's (S&P), Moody's and Fitch ratings. When ratings from only two of these agencies are available, the lower rating is used. When only one agency rates a security, that rating is used.
To calculate the weighted average credit rating for fixed maturities, we assign points to each rating with 29 points for the highest rating (AAA) and 2 points for the lowest rating (D) and then calculate the weighted average based on the fair values of the individual securities. Securities that are not rated by S&P, Moody’s or Fitch are excluded from weighted average calculations. At December 31, 2017, the fair value of fixed maturities not rated was $53.1 million (2016: $42.8 million).
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
Non-U.S. Government:
Non-U.S. government securities include bonds issued by non-U.S. governments and their agencies along with supranational organizations (collectively also known as sovereign debt securities). The table below summarizes our aggregate fixed maturity exposures to governments in the eurozone and other non-U.S. government concentrations by fair value at December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
Country	Fair Value	% of Total	Weighted Average Credit Rating	Fair Value	% of Total	Weighted Average Credit Rating

Eurozone countries:
Netherlands	$42,739	5%	AAA	$18,003	3%	AAA
Germany	35,332	4%	AA+	2,573	—%	AAA
France	34,386	4%	AA	—	—%	—
Belgium	36,095	4%	AA-	—	—%	—
Supranationals(1)	19,196	2%	AAA	7,316	1%	AAA
Italy	7,366	1%	BBB	—	—%	—
Ireland	7,060	1%	A	—	—%	—
Spain	2,948	—%	BBB+	—	—%	—
Total eurozone	$185,122	21%	AA	$27,892	4%	AAA

Other concentrations:
United Kingdom	$275,656	34%	AA	$217,517	38%	AA
Canada	151,027	19%	AA+	101,549	18%	AAA
Mexico	37,021	5%	BBB+	37,489	7%	BBB+
Other	157,473	21%	A	181,387	33%	AA-
Total other concentrations	$621,177	79%	AA-	$537,942	96%	AA
Total non-U.S. government	$806,299	100%	AA-	$565,834	100%	AA

(1)	Includes supranationals only within the eurozone.
"Other" is mainly local currency emerging market sovereign debt and was reduced during the year. At December 31, 2017, this portfolio had a weighted average credit rating of BBB+ (2016: BBB+), a duration of 6.0 years (2016: 5.3 years) and a yield-to-worst of 7.1% (2016: 7.6%).
At December 31, 2017, our non-U.S. government debt had net unrealized gains of $8 million (2016: net unrealized losses of $47 million) which included gross unrealized foreign exchange losses of $8 million (2016: $51 million), mainly on U.K. government bonds.

Corporate Debt:
Corporate debt securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. The composition of our corporate debt securities by sector was as follows:

	December 31, 2017			December 31, 2016
	Fair Value	% of Total	Weighted Average Credit Rating	Fair Value	% of Total	Weighted Average Credit Rating

Financial institutions:
U.S. banking	$1,169,750	22%	A-	$979,377	21%	A-
Foreign banking	600,114	11%	A+	271,951	6%	A
Corporate/commercial finance	309,589	6%	BB+	341,121	7%	BB+
Insurance	147,446	3%	A+	131,375	3%	A+
Investment brokerage	18,571	—%	BBB+	24,858	1%	BBB+
Total financial institutions	2,245,470	42%	A-	1,748,682	38%	BBB+

Consumer non-cyclicals	668,621	13%	BBB	644,296	14%	BBB
Consumer cyclical	513,824	10%	BBB-	517,103	11%	BBB-
Communications	418,945	8%	BBB-	401,656	9%	BBB-
Technology	348,725	7%	BBB	296,078	6%	BBB
Industrials	339,819	6%	BB	358,371	8%	BB
Energy	277,129	5%	BBB	269,875	6%	BBB
Utilities	156,544	3%	BBB	141,526	3%	BBB+
Other	328,789	6%	A+	223,156	5%	A
Total	$5,297,866	100%	BBB+	$4,600,743	100%	BBB

Credit quality summary:
Investment grade	$4,319,620	82%	A-	$3,499,457	76%	A-
Non-investment grade	978,246	18%	B	1,101,286	24%	B
Total	$5,297,866	100%	BBB+	$4,600,743	100%	BBB

At December 31, 2017, our non-investment grade portfolio had a fair value of $978 million (2016: $1,101 million), a weighted average credit rating of B (2016: B) and duration of 2.0 years (2016: 2.2 years). At December 31, 2017, our total corporate debt portfolio, including non-investment grade securities, had a duration of 3.2 years (2016: 3.4 years).

Mortgage-Backed Securities:
The following table provides a breakdown of the fair value of our RMBS and CMBS portfolios by credit rating:

	December 31, 2017		December 31, 2016
	RMBS	CMBS	RMBS	CMBS

Government agency	$2,395,152	$192,034	$2,465,135	$—
AAA	23,113	509,112	20,902	475,504
AA	109	63,217	1,882	118,653
A	1,913	12,608	4,233	61,036
BBB	6,896	757	9,755	10,791
Below BBB(1)	14,800	—	20,149	253
Total	$2,441,983	$777,728	$2,522,056	$666,237

(1)	Non-investment grade securities

Residential MBS:
Agency RMBS consist of bonds issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association which are primarily AAA rated and are supported by loans which are diversified across geographical areas. At December 31, 2017, our agency RMBS holdings had an average duration of 4.3 years (2016: 5.0 years).
Non-Agency RMBS include mostly investment-grade bonds originated by non-agencies. At December 31, 2017, our non-agency RMBS had an average duration and weighted average life of 0.8 years (2016: 0.5 years) and 4.2 years (2016: 3.8 years), respectively.
Commercial MBS:
CMBS include mostly investment-grade bonds originated by non-agencies with approximately 98% rated AA or better at December 31, 2017 (2016: 89%). Additionally, the weighted average estimated subordination percentage for the portfolio was 29% at December 31, 2017 (2016: 36%), which represents the current weighted average estimated percentage of the capital structure subordinated to the investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. At December 31, 2017, the average duration and weighted average life was 5.1 years (2016: 2.8 years) and 6.0 years (2016: 3.5 years), respectively.

Asset-Backed Securities:

ABS include mostly investment-grade bonds backed by pools of loans with a variety of underlying collateral, including automobile loan receivables, student loans, credit card receivables, and CLO Debt originated by a variety of financial institutions. The following table provides a breakdown of the fair value of our ABS by underlying collateral and credit rating:

	Asset-backed securities
	AAA	AA	A	BBB	Below BBB	Total

At December 31, 2017
CLO - debt tranches	$795,968	$38,621	$—	$3,617	$3,771	$841,977
Auto	308,991	7,093	9,476	8,731	—	334,291
Student loan	64,755	20,222	—	—	—	84,977
Credit card	26,674	—	—	—	—	26,674
Other	98,628	19,430	25,971	1,625	2,708	148,362
Total	$1,295,016	$85,366	$35,447	$13,973	$6,479	$1,436,281
% of total	90%	6%	2%	1%	1%	100%

At December 31, 2016
CLO - debt tranches	$537,703	$260,960	$—	$3,510	$5,978	$808,151
Auto	156,981	11,084	12,926	17,495	—	198,486
Student loan	49,974	13,006	—	—	—	62,980
Credit card	25,379	—	—	—	—	25,379
Other	73,398	9,748	39,668	1,811	2,593	127,218
Total	$843,435	$294,798	$52,594	$22,816	$8,571	$1,222,214
% of total	69%	24%	4%	2%	1%	100%

The average duration and weighted average life of our ABS portfolio at December 31, 2017 was 0.7 years (2016: 0.6 years) and 3.8 years (2016: 2.8 years), respectively.

Municipals:
Municipals comprise revenue and general obligation bonds issued by U.S. domiciled state and municipal entities and are primarily held within the taxable portfolios of our U.S. subsidiaries. The following table provides a breakdown of the fair value of our municipal debt portfolio by state and between Revenue and General Obligation ("G.O.") bonds:

	G.O.	Revenue	Total	% of Total Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Average Credit Rating

At December 31, 2017
New York	$12,510	$29,211	$41,721	28%	$103	$(569)	AA+
California	20,119	11,597	31,716	21%	663	(98)	AA-
Utah	—	11,626	11,626	8%	87	—	AA+
Michigan	—	9,247	9,247	6%	19	(83)	A+
Florida	—	7,702	7,702	5%	40	(2)	AA
Other	5,558	41,810	47,368	32%	273	(220)	AA-
	$38,187	$111,193	$149,380	100%	$1,185	$(972)	AA

At December 31, 2016
New York	$16,181	$19,676	$35,857	22%	$199	$(447)	AA
California	15,032	8,046	23,078	14%	644	(73)	AA-
Utah	—	14,491	14,491	9%	18	—	AA+
Michigan	—	9,081	9,081	6%	—	(256)	A+
Florida	—	7,921	7,921	5%	107	(39)	AA
Other	15,150	58,383	73,533	44%	542	(175)	AA-
	$46,363	$117,598	$163,961	100%	$1,510	$(990)	AA-

G.O. bonds are backed by the full faith and credit of the authority that issued the debt and are secured by the taxing powers of those authorities. Revenue bonds are backed by the revenue stream generated by the services provided by the issuer (e.g. sewer, water or utility projects). As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than G.O. bonds. At December 31, 2017, 90% of our municipals are taxable with the remainder tax exempt.

Gross Unrealized Losses:
At December 31, 2017, the gross unrealized losses on our fixed maturities portfolio were $91 million (2016: $197 million).
The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all investment grade fixed maturities in an unrealized loss position and includes any impact of foreign exchange:

	December 31, 2017			December 31, 2016
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses

0-10%	$6,790,123	$(71,076)	86%	$6,162,925	$(109,381)	60%
10-20%	78,348	(11,838)	14%	208,223	(37,642)	21%
20-30%	872	(229)	—%	110,579	(30,692)	17%
30-40%	—	—	—%	4,706	(2,368)	1%
40-50%	—	—	—%	2,738	(1,923)	1%
> 50%	—	—	—%	—	—	—%
Total	$6,869,343	$(83,143)	100%	$6,489,171	$(182,006)	100%

The decrease in gross unrealized losses on investment-grade fixed maturities reflected the tightening of credit spreads on investment grade corporate debt holdings.
The following table provides information on the severity of the unrealized loss position as a percentage of amortized cost for all non-investment grade fixed maturities in an unrealized loss position at December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
Severity of Unrealized Loss	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	% of Total Gross Unrealized Losses

0-10%	$270,281	$(5,137)	66%	$281,498	$(6,575)	44%
10-20%	9,549	(1,408)	18%	28,115	(4,572)	30%
20-30%	1,050	(314)	4%	2,656	(778)	5%
30-40%	638	(287)	4%	283	(151)	1%
40-50%	654	(584)	8%	2,833	(2,280)	15%
> 50%	—	—	—%	648	(833)	5%
Total	$282,172	$(7,730)	100%	$316,033	$(15,189)	100%

The decrease in gross unrealized losses on non-investment grade fixed maturities is primarily due to the tightening of credit spreads on non-investment grade high yield corporate debt holdings.
Equities
At December 31, 2017, net unrealized gains on our equities portfolio were $83 million (2016: $41 million). The increase was due to improved valuations reflective of the performance of the global equity markets.
Mortgage Loans

During 2017, our investment in commercial mortgage loans decreased to $325 million from $350 million, a decrease of $25 million. Our commercial mortgage loans are high quality and collateralized by a variety of commercial properties and are diversified both geographically throughout the U.S., and by property type, to reduce the risk of concentration. At December 31, 2017, there were no credit losses associated with our commercial mortgage loans portfolio.

Other Investments
The composition of our other investment portfolio is summarized as follows:

	December 31, 2017		December 31, 2016

Hedge funds
Long/short equity funds	$38,470	4%	$118,619	14%
Multi-strategy funds	286,164	28%	285,992	34%
Event-driven funds	39,177	4%	93,539	11%
Total hedge funds	363,811	36%	498,150	59%

Direct lending funds	250,681	25%	134,650	16%
Private equity funds	68,812	7%	81,223	10%
Real estate funds	50,009	5%	13,354	2%
Total hedge, direct lending, private equity and real estate funds	733,313	73%	727,377	87%

CLO-Equities	31,413	2%	60,700	8%
Other privately held investments	46,430	5%	42,142	5%
Overseas deposits	198,217	20%	—	—%
Total other investments	$1,009,373	100%	$830,219	100%

The fair value of our total hedge funds decreased by $134 million in 2017 driven by $168 million of net redemptions offset by $34 million of price appreciation. Certain of these funds may be subject to restrictions on redemptions which may limit our ability to liquidate these investments in the short term. See Item 8, Note 6(c) to the Consolidated Financial Statements 'Investments' for further details on these restrictions and details on unfunded commitments relating to our other investment portfolio.

Overseas deposits include investments in private funds held by Syndicate 2007 in which the underlying investments are primarily U.S. government, Non-U.S. government and corporate fixed maturities. The funds do not trade on an exchange therefore are not included within the available for sale investments category.

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

During 2017, we recorded an impairment charge of $9 million, related to a U.S. based insurance company, which reduced the carrying value of the investment to $nil. This charge is included in interest in loss of equity method investments in the Consolidated Statement of Operations.

Restricted Assets
Refer to Item 8, Note 6 (g) to the Consolidated Financial Statements 'Investments'.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY
Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet the short-term and long-term cash requirements of its business operations. We manage our liquidity at both the holding company and operating subsidiary level.
Holding Company
As a holding company, AXIS Capital has no operations of its own and its assets consist primarily of investments in its subsidiaries. Accordingly, AXIS Capital’s future cash flows depend on the availability of dividends or other statutorily permissible distributions, such as returns of capital, from its subsidiaries. The ability to pay such dividends and/or distributions is limited by the applicable laws and regulations of the various countries and states in which AXIS Capital’s subsidiaries operate (refer to Item 8, Note 21 to the Consolidated Financial Statements 'Statutory Financial Information' for further details), as well as the need to maintain capital levels to adequately support (re)insurance operations and to preserve financial strength ratings issued by independent rating agencies. During 2017, AXIS Capital received $768 million (2016: $550 million; 2015: $420 million) of distributions from its subsidiaries. AXIS Capital’s primary uses of funds are dividend payments to both common and preferred shareholders, share repurchases, interest and principal payments on debt, capital investments in subsidiaries and payment of corporate operating expenses. We believe the dividend/distribution capacity of AXIS Capital’s subsidiaries, which was $1.1 billion at December 31, 2017, will provide AXIS Capital with sufficient liquidity for the foreseeable future.
Operating Subsidiaries
AXIS Capital’s operating subsidiaries primarily derive cash from the net inflow of premiums less claim payments related to underwriting activities and from net investment income. Historically, these cash receipts have been sufficient to fund the operating expenses of these subsidiaries, as well as to fund dividend payments to AXIS Capital. The subsidiaries’ remaining cash flows are generally reinvested in our investment portfolio or used to fund acquisitions, and they have also been used to fund common share repurchases in recent periods.
The (re)insurance business of our operating subsidiaries inherently provides liquidity, as premiums are received in advance (sometimes substantially in advance) of the time claims are paid. However, the amount of cash required to fund claim payments can fluctuate significantly from period to period, due to the low frequency/high severity nature of certain types of business we write.

The following table summarizes our consolidated cash flows from operating, investing and financing activities in the last three years:

Total cash provided by (used in)(1)	2017	2016	2015

Operating activities	$259,229	$406,724	$791,200
Investing activities	178,363	(144,431)	(225,697)
Financing activities	(545,688)	(201,587)	(487,006)
Effect of exchange rate changes on cash	17,228	(9,345)	(12,194)
Increase (decrease) in cash and cash equivalents	$(90,868)	$51,361	$66,303

(1)	Refer to Consolidated Statements of Cash Flows included in Item 8, ‘Financial Statements and Supplementary Data’, for further details.

•
Net cash provided by operating activities was $259 million in 2017, compared to $407 million in 2016 and $791 million in 2015. Our insurance and reinsurance operations typically receive principal cash inflows from premiums, net of policy acquisition costs, and reinsurance recoverables. Our principal cash outflows are for the payment of claims and loss adjustment expenses, premium payments to reinsurers and operating expenses. Cash provided by operating activities can fluctuate due to timing differences in the collection of premium receivable and reinsurance recoverables and the payment of losses and ceded premiums payable.

•
Operating cash flows decreased in 2017 primarily attributable to increased purchases of reinsurance and retrocession covers, together with an increase in losses paid primarily in our property, catastrophe, marine as well as our accident and health lines, partially offset by an increase in premium collection due to higher gross premiums written in 2017, together with an increase in reinsurance recoveries.

The decrease in operating cash flows in 2016 compared to 2015 was primarily attributable to the termination fee received from PartnerRe in 2015, increased purchases of reinsurance and retrocession covers and an increase in losses paid, primarily in our liability and accident and health lines, partially offset by an increase in premium collection which was driven by higher gross premiums written in 2016.

•
Investing cash inflows in 2017 principally related to the net sale of equity securities of $342 million (2016: $3 million, 2015: $81 million outflow), net proceeds from the sale and redemption of fixed maturities of $300 million (2016: $221 million, 2015: $172 million outflow) and the net proceeds from the sale of other investments of $108 million (2016: $25 million, 2015: $169 million), partially offset by cash used for the purchase of Novae and Aviabel.

•
Financing cash outflows primarily relate to dividends paid to common and preferred shareholders on a recurring basis and totaled $188 million in 2017 (2016: $172 million, 2015: $159 million). Financing cash outflows also included common share repurchases which totaled $286 million in 2017 ( 2016: $510 million and 2015: $332 million). We note that market share repurchases are discretionary; the timing and amount of the additional repurchase transactions will depend on a variety of factors including, but not limited to, global (re)insurance and financial market conditions and opportunities, capital management and regulatory considerations (refer to 'Capital Resources – Share Repurchases' below for further details). In addition, we redeemed our remaining Series C preferred shares, resulting in a cash outflow of $351 million and issued senior notes, resulting in cash inflows of $346 million in 2017 (refer to Item 8, Note 11(a) of the Consolidated Financial Statements 'Debt and Financing Arrangements' for further details).We used a portion of the proceeds from the issuance of senior notes to repay a Novae term loan of $67 million. Cash outflows in 2016 were partially offset by net cash inflows of $480 million related to the preferred share transactions (refer to 'Capital Resources – Preferred Shares' below for further details).

Our diversified underwriting portfolio has demonstrated an ability to withstand catastrophic losses. We have generated positive operating cash flows in all years since 2003, with the exception of 2009 which was impacted by the global financial crisis. These positive cash flows were generated notwithstanding the impacts of the global financial crisis and the recognition of significant natural catastrophe-related losses during the period. Our net losses and loss expenses, gross of reinstatement premiums, included $744 million for Hurricanes Harvey, Irma and Maria, and the two earthquakes in Mexico and the wildfires in Northern and Southern California in 2017; $331 million for Storm Sandy in 2012; $944 million for numerous natural catastrophe and weather events in 2011; $256 million for the Chilean and New Zealand earthquakes in 2010; $408 million for Hurricanes Gustav and Ike in 2008; $1,019 million for Hurricanes Katrina, Rita and Wilma in 2005 and $266 million for Hurricanes Charley, Frances, Ivan and Jeanne in 2004. There remains significant uncertainty associated with our estimates of net losses for certain of these events (refer to the Item 7 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Underwriting Results – Group, Underwriting Expenses' for further details), as well as the timing of the associated cash outflows.
Should claim payment obligations accelerate beyond our ability to fund payments from operating cash flows, we would utilize our cash and cash equivalent balances and/or liquidate a portion of our investment portfolio. Our investment portfolio is heavily weighted towards conservative, high quality and highly liquid securities. We expect that, if necessary, approximately $13.8 billion of cash and invested assets at December 31, 2017 could be available in one to three business days under normal market conditions; of this amount, $7.0 billion relates to restricted assets, which primarily support our obligations in regulatory jurisdictions where we operate as a non-admitted carrier (refer to Item 8, Note 6(g) to the Consolidated Financial Statements 'Investments' for further details). For context, our largest 1-in-250 year return period, single occurrence, single-zone modeled probable maximum loss (Southeast U.S. Hurricane) is approximately $0.8 billion, net of reinsurance; our claim payments pertaining to such an event would be paid out over a period spanning many months. Our internal risk tolerance framework aims to limit both the loss of capital due to a single event, and the loss of capital that would occur from multiple but perhaps smaller events, in any year (refer to Item 1 ‘Risk and Capital Management’ for further details).
We continue to expect that cash flows generated from our operations, combined with the liquidity provided by our investment portfolio, will be sufficient to cover our required cash outflows and other contractual commitments through the foreseeable future. For further details about the anticipated amounts and timing of our contractual obligation and commitments refer to 'Contractual Obligations and Commitments' below.

CAPITAL RESOURCES
In addition to common equity, we have utilized other external sources of financing, including debt, preferred shares and credit facilities to support our business operations. We believe that we hold sufficient capital to allow us to take advantage of market opportunities and to maintain our financial strength ratings, as well as to comply with various local statutory regulations. We monitor our capital adequacy on a regular basis and will seek to adjust our capital base (up or down) according to the needs of our business. Refer to Item 1 ‘Risk and Capital Management’ for further details.
The following table summarizes our consolidated capital position:

At December 31,	2017	2016

Debt	$1,376,529	$992,950

Preferred shares	775,000	1,126,074
Common equity	4,566,264	5,146,296
Shareholders’ equity attributable to AXIS Capital	5,341,264	6,272,370
Total capital	$6,717,793	$7,265,320

Ratio of debt to total capital	20.5%	13.7%

Ratio of debt and preferred equity to total capital	32.0%	29.2%

We finance our operations with a combination of debt and equity capital. Our debt to total capital and debt and preferred equity to total capital ratios provide an indication of our capital structure, along with some insight into our financial strength.

At December 31, 2017, our consolidated balance sheet reflected a decrease in preferred equity due to redemption of the remaining $351 million of 6.875% Series C preferred shares on April 17, 2017, as well as an increase in debt due to the issuance of $350 million of 4.0% Senior Notes on December 6, 2017. We used a portion of the proceeds from the issuance of the 4.0% Senior Notes to repay a Novae term loan of $67 million and intends to use a further portion of the proceeds from the issuance of 4.0% Senior Notes to repay or redeem its 2.650% Senior Notes due on April 1, 2019.

We believe that our financial flexibility remains strong.

Debt: Debt represents the 5.875% Senior Notes issued in 2010, which will mature in 2020, the 2.65% Senior Notes and the 5.15% Senior Notes issued in 2014, which will mature in 2019 and 2045, and the 4.0% Senior Notes issued in 2017, which will mature in 2027 (refer to Item 8, Note 11(a) of the Consolidated Financial Statements 'Debt and Financing Arrangements' for further details). Debt also includes the Dekania Notes issued by Novae on June 30, 2004 which will mature on June 30, 2034 or September 29, 2034.
Preferred Shares:
Series B Preferred Shares
On November 23, 2005, we issued $250 million of 7.50% Series B preferred shares. In April 2012, we closed a cash tender offer for any and all of our outstanding Series B preferred shares at a price of $102.81 per share. As a result, we repurchased 2,471,570 Series B Preferred shares, for $254 million. At December 31, 2015, 28,430 Series B preferred shares, representing $3 million in aggregate liquidation preference, remained outstanding. On January 27, 2016 we redeemed the remaining 28,430 Series B preferred shares, for their aggregate liquidation preference.
Series C Preferred Shares
On March 19, 2012, we issued $400 million of 6.875% Series C preferred shares. Dividends on the Series C preferred shares are non-cumulative. To the extent declared, dividends will accumulate, with respect to each dividend period, in an amount per share equal to 6.875% of the liquidation preference per annum. We may redeem the shares on or after April 15, 2017 at a redemption price of $25.00 per share.

During October and November 2016, we repurchased 1,957,045 Series C preferred shares at an average purchase price of $25.67 per share for $50 million. On April 17, 2017, we repurchased the remaining $351 million of 6.875% Series C preferred shares.
Series D Preferred Shares
On May 20, 2013, we issued 9 million of 5.50% Series D preferred shares with a liquidation preference of $25.00 per share for gross proceeds of $225 million. Dividends on the Series D preferred shares are non-cumulative. To the extent declared, dividends will accumulate, with respect to each dividend period, in an amount per share equal to 5.50% of the liquidation preference per annum. We may redeem these shares on or after June 1, 2018 at a redemption price of $25.00 per share.

Series E Preferred Shares

On November 7, 2016, we issued $550 million of 5.50% Series E preferred shares. Dividends on the Series E preferred shares are non-cumulative. To the extent declared, dividends will accumulate, with respect to each dividend period, in an amount per share equal to 5.50% of the liquidation preference per annum. We may redeem these shares on or after November 7, 2021 at a redemption price of $2,500 per Series E preferred share.

Common Equity: Underlying movements in the value of our common equity over the past two years are outlined in the following table:

Year ended December 31,	2017	2016

Common equity - opening	$5,146,296	$5,239,039
Net income attributable to AXIS Capital	(368,969)	513,368
Change in unrealized losses on available for sale investments, net of tax	172,285	67,262
Share repurchases	(285,858)	(571,805)
Settlement of accelerated share repurchase	—	60,000
Common share dividends	(132,182)	(132,188)
Preferred share dividends	(46,810)	(46,597)
Share-based compensation expense recognized in equity	38,677	35,607
Loss on repurchase of preferred shares	—	(1,309)
Issue costs of newly issued preferred shares (included in additional paid-in capital)	—	(18,055)
Currency translation adjustment	41,938	(638)
Other	887	1,612
Common equity - closing	$4,566,264	$5,146,296

Share Repurchases

On July 5, 2017, the Company and the board of directors of Novae announced that we agreed on terms of a recommended offer to be made by us to acquire the entire issued and to be issued share capital of Novae. Following the offer, we suspended our open market share repurchase plan.

On December 31, 2017, authorization under the Board-authorized share repurchase plan for common share repurchases through 2017 expired. A common share repurchase plan has not been authorized for 2018.

Credit and Letter of Credit Facilities
We routinely enter into agreements with financial institutions to obtain secured and unsecured credit and letter of credit facilities. These facilities are primarily used for the issuance of letters of credit, in the normal course of operations, to certain (re)insurance operations that purchase reinsurance protection from us. These letters of credit allow those operations to take credit, under local insurance regulations, for reinsurance obtained in jurisdictions where AXIS Capital’s subsidiaries are not licensed or otherwise admitted as an insurer. The value of our letters of credit outstanding is driven by, amongst other factors, the amount of unearned premium, loss development on existing reserves, the payment patterns of such reserves, the expansion of our business and the loss experience of such business. A portion of these facilities may also be used for liquidity purposes.
Each of our existing facilities is described further below (refer to Item 8, Note 10(b) of the Consolidated Financial Statements 'Debt and Financing Arrangements' for further details).

Secured Letter of Credit Facility

On March 27, 2017, certain of AXIS Capital’s operating subsidiaries (the "Participating Subsidiaries") amended their existing
$500 million secured letter of credit facility (the "LOC Facility") with Citibank Europe plc ("Citibank") to include an additional $250 million of secured letter of credit capacity (the "$250 Million Facility") pursuant to a Committed Facility Letter and an amendment to the Master Reimbursement Agreement (the "LOC Facility Documents"). Under the terms of the $250 Million Facility, letters of credit to a maximum aggregate amount of $250 million are available for issuance on behalf of the Participating Subsidiaries. These letters of credit will principally be used to support the reinsurance obligations of the Participating Subsidiaries. The $250 Million Facility is subject to certain covenants, including the requirement to maintain sufficient collateral, as defined in the LOC Facility Documents, to cover all of the obligations under the LOC Facility. Such obligations include contingent reimbursement obligations for outstanding letters of credit and fees payable to the lender. In the event of default, the lender may exercise certain remedies, including the exercise of control over pledged collateral and the termination of the availability of the facility to any or all of the participating operating subsidiaries.

Credit Facility

On March 26, 2013, we entered into a $250 million credit facility (the "Credit Facility"), which provided us with combined borrowing and letter of credit issuance capacity up to the aggregate amount of the facility. Under the terms of the Credit Facility, loans are available for general corporate purposes and letters of credit may be issued in the ordinary course of business, Interest on loans issued under this facility is payable based on underlying market rates at the time of loan issuance. While any loans are unsecured, we have the option to issue letters of credit on a secured basis in order to reduce associated fees. Letters of credit issued under the Credit Facility are principally being used to support the (re)insurance obligations of our operating subsidiaries. This facility is subject to certain non-financial covenants that we believe are customary for facilities of this type, including limitations on fundamental changes, the incurrence of additional indebtedness and liens and certain transactions with affiliates and investments, as defined in the facility documents. Compliance with certain financial covenants that we believe are customary for (re)insurance companies in credit facilities of this type is also required.

On March 27, 2017, the Credit Facility expired.
Available Capacity
At December 31, 2017, we had $387 million outstanding under the LOC Facility. The remaining available capacity under the LOC Facility and the $250 Million Facility is $363 million. At December 31, 2017, we were in compliance with all necessary undertakings of the LOC Facility and the $250 Million Facility.

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

The following are the most recent financial strength ratings from internationally recognized agencies in relation to our principal (re)insurance operating subsidiaries:

Rating agency	Agency’s description of rating	Rating and outlook	Agency’s rating definition	Ranking of rating

Standard & Poor’s	An "opinion about the financial security characteristics of an insurance organization, with respect to its ability to pay under its insurance policies and contracts, in accordance with their terms".	A+ (Negative) (1)	"Strong capacity to meet its financial commitments"
The ‘A’ grouping is the third highest out of ten major rating categories. The second through eighth major rating categories may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.

A.M. Best	An "opinion of an insurer’s financial strength and ability to meet its ongoing insurance policy and contract obligations".	A+ (Negative) (2)	"Superior ability to meet ongoing insurance obligations"
The ‘A+’ grouping is the second highest rating out of fourteen. Ratings outlooks (‘Positive’, ‘Negative’ and ‘Stable’) are assigned to indicate a rating’s potential direction over an intermediate term, generally defined as 36 months.

Moody’s Investors Service	"Opinions of the ability of insurance companies to pay punctually senior policyholder claims and obligations."	A2 (Stable) (3)	"Offers good financial security"
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

(1) On July 6, 2017, following the offer to acquire Novae, Standard & Poor's revised its outlook from stable to negative. The change in outlook reflects its concerns about the level of capital redundancy at the 'AAA' level on a pro-forma consolidated basis. Standard & Poor's will monitor the integration of Novae over the 24 month period following the offer, which could result in the current ratings being affirmed, or a revision in its outlook to stable, or a lowering of its rating by one notch, to A, based on the performance of Novae and our rebuilding of capital adequacy.
(2) On February 16, 2018, A.M. Best revised its outlook from stable to negative. The revised outlooks are based on unfavorable trends in the Group's operating performance, particularly from our insurance segment.
(3) Following the offer to acquire Novae, Moody's Investor Service re-affirmed our financial strength rating and outlook.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table provides a breakdown of our contractual obligations and commitments at December 31, 2017 by period due:

	Payment Due By Period
Contractual Obligations and Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating activities
Estimated gross loss and loss expense payments(1)	$12,997,553	$3,944,971	$3,820,077	$2,019,845	$3,212,660
Operating lease obligations(2)	208,120	27,777	49,175	46,562	84,606
Investing activities
Unfunded investment commitments(3)	$429,665	$105,502	169,434	70,983	83,746
Financing activities
Debt (including interest payments)(4)	2,001,299	66,072	855,575	58,200	1,021,452
Total	$15,636,637	$4,144,322	$4,894,261	$2,195,590	$4,402,464

(1)
We are obligated to pay claims for specified loss events covered by the (re)insurance contracts we write. Such loss payments represent our most significant future payment obligation. In contrast to our other contractual obligations, our cash payments are not determinable from the terms specified within the underlying contracts. The total amount in the table above reflects our best estimate of our reserve for losses and loss expenses. However, the actual amounts and timing may differ materially refer to ‘Critical Accounting Estimates – Reserve for Losses and Loss Expenses’ for further details. We have not taken into account corresponding reinsurance recoverable amounts that would be due to us.

(2)	In the ordinary course of business, we renew and enter into new leases for office space which expire at various dates.

(3)
We have $414 million of unfunded investment commitments related to our other investments portfolio, which are callable by our investment managers. refer to Item 8, Note 6(c) to the Consolidated Financial Statements 'Investments' for further details. In addition, we have a $16 million commitment to purchase commercial mortgage loans.

(4)	Refer to Item 8, Note 11(a) to the Consolidated Financial Statements 'Debt and Financing Arrangements' for further details.

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
Nevertheless, other significant accounting policies are important to understanding our Consolidated Financial Statements. Refer Item 8, Note 2 to the Consolidated Financial Statements 'Significant Accounting Policies' for further details.
We believe that the amounts included in our Consolidated Financial Statements reflect our best judgment. However, factors such as those described in Item 1A 'Risk Factors' could cause actual events or results to differ materially from our underlying assumptions and estimates; this could lead to a material adverse impact on our results of operations, financial condition and/or liquidity.

RESERVE FOR LOSSES AND LOSS EXPENSES
Overview
We believe the most significant accounting judgment we make is the estimate of our reserve for losses and loss expenses ("loss reserves"). Our loss reserves represent management’s estimate of the unpaid portion of our ultimate liability for losses and loss expenses ("ultimate losses") for (re)insured events that have occurred at or before the balance sheet date. Our loss reserves reflect both claims that have been reported to us ("case reserves") and claims that have been incurred but not yet reported to us ("IBNR"). Our loss reserves represent our best estimate of what the ultimate settlement and administration of claims will cost, based on our assessment of facts and circumstances known at that particular point in time.
Loss reserves are not an exact calculation of liability but instead are complex estimates. The process of estimating loss reserves involves a number of variables (see 'Selection of Reported Reserves (Management's Best Estimate)' below for further details). We review our estimate of loss reserves each reporting period and consider all significant facts and circumstances then known. As additional experience and other data become available and/or laws and legal interpretations change, we may adjust our previous estimates of loss reserves; these adjustments are recognized in the period they are determined and, therefore, can impact that period's underwriting results either favorably (when reserves established in prior years can be released) or adversely (when reserves established in prior years require upward adjustment).
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
IBNR
The estimation of IBNR is necessary due to the time lags between when a loss event occurs and when it is actually reported to us, referred to as the reporting lag. Reporting lags may arise from a number of factors, including but not limited to the nature of the loss, the use of intermediaries and complexities in the claims adjusting process. By definition, we do not have specific information on IBNR so it must be estimated. IBNR is calculated by deducting incurred losses (i.e. paid losses and case reserves) from management’s best estimate of ultimate losses. In contrast to case reserves, which are established at the contract level, IBNR reserves are generally estimated at an aggregate level and cannot be identified as reserves for a particular loss event or contract. For additional information on reserving for such events, refer to the 'Reserving For Significant Catastrophic Events' below.

Reserving Process
Sources of Information
Our quarterly reserving process begins with the collection and analysis of paid and incurred claim data for each of our segments. The segmental data is disaggregated by reserving class and further disaggregated by underwriting year (i.e., the year in which the contract generating premium and losses incepted). We use underwriting year information to analyze our business and subsequently allocate reserves to the respective accident years. Our reserving classes are selected to ensure that the underlying contracts have homogeneous loss development characteristics, while remaining large enough to make the estimation of trends credible. We review our reserving classes on a regular basis and adjust them over time as our business evolves. This data, in addition to industry benchmarks, serves as a key input to many of the methods employed by our actuaries. The relative weights assigned to our own historical loss data versus industry data vary according to the length of the development profile for the reserving class being evaluated. (See 'Claim Tail Analysis' below for more detailed information by claim tail class.)
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
The following is a brief description of the reserve estimation methods commonly employed by our actuaries and a discussion of their particular strengths and weaknesses:

•
Expected Loss Ratio Method ("ELR Method"): This method estimates ultimate losses for an accident year or underwriting year by applying an expected loss ratio to the earned or written premium for that year. Generally, expected loss ratios are based on one or more of (a) an analysis of historical loss experience to date, (b) pricing information and (c) industry data, adjusted as appropriate, to reflect changes in rates and terms and conditions. This method is insensitive to actual incurred losses for the accident year or underwriting year in question and is, therefore, often useful in the early stages of development when very few losses have been incurred. Conversely, the lack of sensitivity to incurred/paid losses for the accident year or underwriting year in question means that this method is usually inappropriate in later stages of an accident year or underwriting year’s development.

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

•
Bornhuetter-Ferguson Method ("BF Method"): This method can be seen as a combination of the ELR and Loss Development Methods, under which the Loss Development Method is given progressively more weight as an accident year or underwriting year matures. The main advantage of the BF Method is that it provides a more stable estimate of ultimate losses than the Loss Development Method at earlier stages of development, while remaining more sensitive to emerging loss development than the ELR Method. In addition, the BF Method allows for the incorporation of external market information through the use of expected loss ratios, whereas the Loss Development Method does not incorporate such information.

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
Reserving for Credit and Political Risk Business
Our credit and political risk insurance business consists primarily of credit insurance and confiscation, expropriation, nationalization and deprivation coverages ("CEND"). Claims for this business tend to be characterized by their severity risk, as opposed to their frequency risk. Therefore, claim payment and reporting patterns are anticipated to be volatile. Under the notification provisions of our credit insurance, we anticipate being advised of an insured event within a relatively short time period. As a result, we generally estimate ultimate losses based on a contract-by-contract analysis which considers the contracts’ terms, the facts and circumstances of underlying loss events and qualitative input from claims managers.
An important and distinguishing feature of many of these contracts, though, is our contractual right, subsequent to payment of a claim to our insured, to be subrogated to, or otherwise have an interest in, the insured’s rights of recovery under an insured loan or facility agreement. These estimated recoveries are recorded as an offset to our credit and political risk loss reserves. The lag between the date of a claim payment and our ultimate recovery from the corresponding security can result in negative case reserves at a point in time (as was the case at December 31, 2017 and 2016). The nature of the underlying collateral is specific to each transaction and we also estimate the value of this collateral on a contract-by-contract basis. This valuation process is inherently subjective and involves the application of management’s judgment because active markets for the collateral often do not exist. Our estimates of value are based on numerous inputs, including information provided by our insureds, as well as third party sources including rating agencies, asset valuation specialists and other publicly available information. We also assess any post-event circumstances, including restructurings, liquidations and possession of asset proposals/agreements.
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
Reserving For Significant Catastrophic Events
We cannot estimate losses from widespread catastrophic events, such as hurricanes and earthquakes, using the traditional actuarial methods described above. Rather, loss reserves for such events are estimated by management after a catastrophe occurs by completing an in-depth analysis of individual contracts which may potentially be impacted by the catastrophic event. This in-depth analysis may rely on several sources of information, including:

•	estimates of the size of insured industry losses from the catastrophic event and our corresponding market share;

•	a review of our portfolio of contracts performed to identify those contracts which may be exposed to the catastrophic event;

•	a review of modeled loss estimates based on information previously reported by customers and brokers, including exposure data obtained during the underwriting process;

•	discussions of the impact of the event with our customers and brokers and

•	catastrophe bulletins published by various independent statistical reporting agencies.
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
Our results of operations for each of 2017, 2016 and 2015 were impacted by natural catastrophe activity. For a discussion of these events and the remaining associated uncertainties, refer to Item 7 'Underwriting Results – Group, Underwriting, Expenses'.
Key Actuarial Assumptions
The use of the above actuarial methods requires us to make certain explicit assumptions, the most significant of which are: (1) expected loss ratios and (2) loss development patterns.
We began operations in late 2001. In our earlier years, we placed significant reliance on industry benchmarks in establishing our expected loss ratios. Over time, we have placed more reliance on our historical loss experience in establishing these ratios where we believe the weight of our own actual experience has become sufficiently credible for consideration. The weight given to our experience differs for each of our three claim tail classes and is discussed further in 'Claim Tail Analysis' below. In establishing expected loss ratios for our insurance segment, we give consideration to a number of other factors, including exposure trends, rate adequacy on new and renewal business, ceded reinsurance costs, changes in claims emergence and our underwriters’ view of terms and conditions in the market environment. For our reinsurance segment, expected loss ratios are based on a contract-by-contract review, which considers information provided by clients together with estimates provided by our underwriters and actuaries about the impact of changes in pricing, terms and conditions and coverage. We also have considered the market experience of some classes of business as compiled and analyzed by an independent actuarial firm, as appropriate.
Similarly, we also placed significant reliance on industry benchmarks in selecting our loss development patterns in earlier years. Over time, we have given varying degrees of weight to our own historical loss experience, discussed further in 'Claim Tail Analysis' below.
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

With regard to establishing the fair value of reserves for losses and loss expenses for Syndicate 2007 on October 2, 2017, the acquisition date, weight was given to the observable value of these reserves based on a Reinsurance to Close ("RITC") transaction of the Syndicate’s 2015 and prior years of account, which was completed prior to the allocation of purchase price. Management made no change to the initial estimate when establishing its best estimate of reserves for losses and loss expenses at December 31, 2017. This is consistent with our general approach of recognizing all or part of the anticipated cost of third party liability commutations if the transaction has either completed or is considered sufficiently likely to be completed in the near term.

Beginning in 2013, we significantly enhanced the capabilities and resources dedicated to the actuarial reserving function. Consequently, from the first quarter of 2014, management began to rely upon its internal actuarial reserving function for the quarterly reserve evaluation process rather than utilizing the services of an independent actuarial firm. On an annual basis, we use an independent actuarial firm to provide an actuarial opinion on the reasonableness of our loss reserves for each of our operating subsidiaries and statutory reporting entities; such actuarial opinions are required to meet various insurance regulatory requirements. The actuarial firm also discusses its conclusions from the annual review with management and presents its findings to our Board of Directors.

Claim Tail Analysis

The following table shows our total loss reserves for each of our reportable segments, segregated between case reserves and IBNR and by significant reserving class. This table is presented on a gross basis and, therefore, does not include the benefit of reinsurance recoveries.

	2017			2016
At December 31,	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total

Insurance segment:
Property and other	$805,407	$623,966	$1,429,373	$436,737	$312,481	$749,218
Marine	326,225	306,889	633,114	287,383	152,230	439,613
Aviation	99,135	51,480	150,615	36,701	24,917	61,618
Credit and political risk	(22,536)	120,287	97,751	(21,853)	74,665	52,812
Professional lines	672,262	1,876,326	2,548,588	668,587	1,963,307	2,631,894
Liability	367,981	1,218,207	1,586,188	323,930	1,086,570	1,410,500
Discontinued lines - Novae	457,991	260,744	718,735	—	—	—
Total Insurance	2,706,465	4,457,899	7,164,364	1,731,485	3,614,170	5,345,655

Reinsurance segment:
Property and other	781,205	828,336	1,609,542	461,071	379,403	840,474
Credit and surety	132,305	250,296	382,601	128,840	223,109	351,949
Professional lines	340,516	831,047	1,171,563	302,927	879,477	1,182,404
Motor	649,706	499,178	1,148,883	462,843	413,101	875,945
Liability	312,450	916,423	1,228,873	271,348	830,053	1,101,400
Discontinued lines - Novae	215,012	76,715	291,727	—	—	—
Total Reinsurance	2,431,194	3,401,995	5,833,189	1,627,029	2,725,143	4,352,172

Total	$5,137,659	$7,859,894	$12,997,553	$3,358,514	$6,339,313	$9,697,827

In order to capture the key dynamics of our loss reserve development and potential volatility, our reserving classes should be considered according to their potential expected length of loss emergence and settlement, generally referred to as the "tail". We consider our business to consist of three claim tail classes: short-tail, medium-tail and long-tail. Below is a discussion of the specifics of our loss reserve process as they apply to each claim tail class, as well as commentary on the factors contributing to our historical loss reserve development for each class. Favorable development on prior accident year reserves indicates that our current estimates are lower than our previous estimates, while adverse development indicates that our current estimates are higher than our previous estimates.

Short-Tail Business
Our short-tail business generally includes exposures for which losses are usually known and paid within a relatively short period of time after the underlying loss event has occurred. Our short-tail business primarily relates to property coverages and includes the majority of our property, terrorism and marine business and certain aviation business within our insurance segment, together with the property, catastrophe and agriculture business within our reinsurance segment as well as discontinued lines - Novae.
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
Due to the relatively short reporting and settlement patterns for our short-tail business, we generally place more weight upon experience-based methods and other qualitative considerations in establishing reserves for both our recent and more mature accident years. As our experience developed more favorably than our initial expectations, we recognized favorable prior year development on short-tail business in recent years. See 'Underwriting Results – Group, Prior Year Reserve Development' for a discussion of the net favorable reserve development recognized when re-estimating our ultimate losses for short-tail business during the past three years.
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
Medium-Tail Business
Our medium-tail business primarily consists of professional lines (re)insurance, discontinued lines - Novae, and trade credit and surety reinsurance business. Certain other classes of business, including aviation hull and engineering reinsurance, are also considered to have a medium-tail. Claim reporting and settlement periods on these classes are generally longer than those of our short-tail reserving classes. We also consider our credit and political risk insurance business to have a medium tail, due to the complex nature of claims and the potential additional time that may be required to realize our subrogation assets.
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
Professional Lines (Re)insurance
For our professional lines business and discontinued lines - Novae, claim payment and reporting patterns are typically medium to long-tail in nature. The underlying business is predominantly written on a claims-made basis, with the majority of reinsurance treaties being written on a risks attaching basis. With respect to our key actuarial assumptions, we are progressively giving more weight to our own experience when establishing our expected loss ratios and our selected loss development patterns, though we continue to consider industry benchmarks.
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
See 'Underwriting Results – Group, Prior Year Development' for a discussion of the development recognized during the last three years.
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
As previously described, the estimation of the value of our recoveries on credit and political risk business requires significant management judgment. At December 31, 2017, our total estimated recoveries on credit insurance business were $57 million, while comparatively, at December 31, 2016, our estimated recoveries were $73 million.

Long-Tail Business
In contrast to our short and medium-tail business, the claim tail for our long-tail business is expected to be notably longer, as claims are often reported and ultimately paid or settled years, or even decades, after the related loss events occur. Our long-tail business primarily relates to liability business written in our insurance and reinsurance segments, as well as our motor reinsurance business and discontinued lines - Novae.
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
See 'Underwriting Results – Group, Prior Year Reserve Development' for further details on the recognition of adverse development for our long-tail business during the last three years.
Commencing with our fourth quarter 2012 reserving process, we began to give weight to actuarial methods that reflect our actual experience for liability business as we believed that our oldest accident years were at a stage of expected development where such methods would produce meaningful actuarial indications. In 2017, we continued to give weight to experience-based methods on the earlier years for the liability line of business leading to the recognition of some favorable experience on the reinsurance classes.

Sensitivity Analysis
While we believe that our loss reserves at December 31, 2017 are adequate, new information, events or circumstances may result in ultimate losses that are materially greater or less than provided for in our loss reserves. As previously noted, there are many factors that may cause our reserves to increase or decrease, particularly those related to catastrophe losses and long-tail lines of business.

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
The following tables show the effect on our estimate of gross loss reserves of reasonably likely changes in the two key assumptions used to estimate our gross loss reserves at December 31, 2017.
The results show the cumulative increase (decrease) in our loss reserves across all accident years. For example, if our assumed loss development pattern for our property and other insurance business was three months shorter with no accompanying change in our ELR assumption, our loss reserves may decrease by approximately $87 million. Each of the impacts set forth in the tables is estimated individually, without consideration for any correlation among key assumptions or among reserving classes. Therefore, it would be inappropriate to take each of the amounts and add them together in an attempt to estimate total volatility. While we believe the variations in the expected loss ratios and loss development patterns presented could be reasonably expected, our own historical data regarding variability is generally limited and actual variations may be greater or less than these amounts. It is also important to note that the variations are not meant to be a "best-case" or "worst-case" series of scenarios and, therefore, it is possible that future variations in our loss reserves may be more or less than the amounts presented. While we believe that these are reasonably likely scenarios, we do not believe this sensitivity analysis should be considered an actual reserve range.

INSURANCE
Development Pattern	Expected Loss Ratio
Property and Other	5% lower	Unchanged	5% higher

3 months shorter	$(105,725)	$(86,949)	$(68,174)
Unchanged	(20,763)	—	20,763
3 months longer	75,016	98,063	121,110

Marine	5% lower	Unchanged	5% higher

3 months shorter	$(47,465)	$(36,396)	$(25,327)
Unchanged	(13,026)	—	13,026
3 months longer	22,632	37,675	52,718

Aviation	5% lower	Unchanged	5% higher

3 months shorter	$(12,100)	$(10,558)	$(9,017)
Unchanged	(2,069)	—	2,069
3 months longer	18,075	21,204	24,334

Credit and Political Risk	10% lower	Unchanged	10% higher

3 months shorter	$(15,508)	$(233)	$20,592
Unchanged	(15,275)	—	20,825
3 months longer	(14,994)	281	21,106

Professional Lines	10% lower	Unchanged	10% higher

6 months shorter	$(351,839)	$(104,442)	$142,955
Unchanged	(257,876)	—	257,876
6 months longer	(150,203)	119,701	389,039

Liability	10% lower	Unchanged	10% higher

6 months shorter	$(206,450)	$(40,958)	$124,534
Unchanged	(169,651)	—	169,651
6 months longer	(123,913)	50,891	225,695

Discontinued Lines - Novae	10% lower	Unchanged	10% higher

6 months shorter	$(9,543)	$(5,767)	$(1,990)
Unchanged	(4,391)	—	4,391
6 months longer	1,174	6,140	11,105

REINSURANCE
Development Pattern	Expected Loss Ratio
Property and Other	5% lower	Unchanged	5% higher

3 months shorter	$(95,467)	$(45,006)	$5,876
Unchanged	(54,829)	—	48,916
3 months longer	(6,083)	42,575	96,383

Credit and Surety	10% lower	Unchanged	10% higher

6 months shorter	$(39,488)	$(22,128)	$(3,970)
Unchanged	(18,665)	—	18,826
6 months longer	22,366	43,442	65,322

Professional Lines	10% lower	Unchanged	10% higher

6 months shorter	$(128,175)	$(39,644)	$60,758
Unchanged	(84,653)	—	94,287
6 months longer	(31,371)	55,093	144,532

Motor	10% lower	Unchanged	10% higher

6 months shorter	$(78,511)	$(32,323)	$15,518
Unchanged	(38,376)	—	44,515
6 months longer	34,048	76,953	127,304

Liability	10% lower	Unchanged	10% higher

6 months shorter	$(129,725)	$(29,471)	$80,342
Unchanged	(99,584)	—	105,882
6 months longer	(56,421)	39,389	144,179

Discontinued Lines - Novae

6 months shorter	$(10,206)	$(7,258)	$(4,310)
Unchanged	(3,557)	—	3,557
6 months longer	3,516	7,650	11,783

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
The following table shows the composition of our reinsurance recoverable on unpaid losses for each of our reportable segments, segregated between those related to case reserves and those related to IBNR and by significant line of business:

	2017			2016
At December 31,	Case Reserves	IBNR	Total	Case Reserves	IBNR	Total

Insurance segment:
Property and other	$193,662	$194,288	$387,950	$139,650	$30,058	$169,707
Marine	105,908	101,751	207,659	130,680	50,316	180,996
Aviation	7,356	6,918	14,274	2,443	3,941	6,384
Credit and political risk	1,963	13,115	15,078	—	154	154
Professional lines	238,450	652,223	890,673	263,135	735,738	998,873
Liability	208,965	712,054	921,019	187,357	649,858	837,215
Discontinued lines - Novae	173,673	110,996	284,669	—	—	—
Total Insurance	929,977	1,791,345	2,721,322	723,265	1,470,065	2,193,329

Reinsurance segment:
Property and other	131,340	178,967	310,307	33,768	21,869	55,637
Credit and surety	2,561	10,500	13,061	494	1,422	1,916
Professional lines	1,930	35,892	37,822	243	8,110	8,353
Motor	1,481	2,185	3,666	—	—	—
Liability	8,314	58,378	66,692	1,821	15,053	16,874
Discontinued lines - Novae	5,435	1,209	6,644	—	—	—
Total Reinsurance	151,061	287,131	438,192	36,326	46,454	82,780

Total	$1,081,038	$2,078,476	$3,159,514	$759,591	$1,516,519	$2,276,109

Reinsurance recoverable on unpaid losses as a percentage of gross loss reserves was 24% at December 31, 2017 (2016: 23%). At December 31, 2017 and 2016, respectively, 88.8% and 96.7% of our gross reinsurance recoverable (i.e. excluding the provision for uncollectible amounts) were collectible from reinsurers rated A- or better by A.M. Best. For an analysis of the credit risk associated with our reinsurance recoverable balances at December 31, 2017, refer to Item 8, Note 12 to the Consolidated Financial Statements 'Commitments and Contingencies'.
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
We apply case-specific provisions against certain recoveries that we deem unlikely to be collected in full. In addition, we use a default analysis to estimate our provision for uncollectible amounts on the remainder of the balance. The principal components of the default analysis are reinsurance recoverable by reinsurer and default factors applied to estimate uncollectible amounts based on our reinsurers’ credit ratings. The default factors are based on a model developed by a major rating agency. The provision recorded against reinsurance recoverable was $17 million and $20 million at December 31, 2017 and 2016, respectively. We have not written off any significant reinsurance recoverable balances in the last three years. At December 31, 2017, the use of different assumptions within our approach could have a material effect on our provision for uncollectible reinsurance recoverable. To the extent the creditworthiness of our reinsurers was to deteriorate due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than our provision. Given the various considerations used to estimate our uncollectible provision, we cannot precisely quantify the effect a specific industry event may have on our provision.

PREMIUMS
Our revenues are primarily generated from gross premiums written originating from our underwriting operations. The basis for our recognized gross premiums written varies by contract type.
Insurance Segment
For the majority of our insurance business, we receive a fixed premium which is identified in the policy and recorded as unearned premium on the inception date of the contract. This premium is adjusted only if underlying insured values ultimately differ. We actively monitor underlying insured values and record adjustment premiums in the period in which amounts are reasonably determinable. Gross premiums written on a fixed premium basis accounted for approximately 86%, 85% and 87% of the segment’s total for the years ended December 31, 2017, 2016 and 2015, respectively. A portion of this business is written through MGAs, third parties granted authority to bind risks on our behalf in accordance with our underwriting guidelines. For this business, we either record gross premiums written based on monthly statements received from MGAs or we record our best estimate based upon our historical experience. Due to inherent reporting delays, we generally record premiums associated with business written by MGAs one month in arrears.
A limited portion of our insurance business is written on a line slip or proportional basis, under which we assume a fixed percentage of the premiums and losses on a particular risk or group of risks along with numerous other unrelated insurers. Although premiums on this business are not contractually stated, we recognize gross premiums written based on estimates provided by clients through brokers. For further details on the estimation process, see the discussion provided for the reinsurance segment below. We review these estimates on a quarterly basis and record significant adjustments in premium estimates when identified. Gross premiums written on a line slip/proportional basis comprised 14%, 15% and 13% of the segment’s total for the years ended December 31, 2017, 2016 and 2015, respectively, and therefore the associated impact of these estimates on our pre-tax net income was immaterial. The decrease in 2017 compared to 2016 is due to a lower mix of proportional business associated with our recent acquisition of Novae. The increase in 2016 compared to 2015 was driven by an increase in the amount of proportional business written in our accident and health lines.
In our credit and political risk line of business, we write certain policies on a multi-year basis. We record premiums in respect of these policies at the policy inception date based on our best estimate of total premiums, including assumptions relating to prepayments/refinancings. These premiums are generally payable in installments. At December 31, 2017, the average duration of the outstanding unearned premiums written for our credit and political risk line of business was 5.5 years (2016: 6.1 years).

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
Our excess of loss reinsurance contracts with cedants typically include provisions for a deposit or minimum premiums payable to us, which are generally considered to be the best estimate of the excess of loss reinsurance written premium at inception. The minimum/deposit premium is normally adjusted at the end of the contract period to reflect changes in the underlying risks in force during the contract period. We record adjustments to the deposit/minimum premiums in the period during which they become determinable. Excess of loss contracts accounted for 34% of our reinsurance segment’s total gross premiums written for the year ended December 31, 2017 and 38% for the years ended December 31, 2016 and 2015, respectively.
Many of our excess of loss contracts also include provisions that require an automatic reinstatement of coverage in the event of a loss. In a year of large loss events, reinstatement premiums will be higher than in a year in which there are no such events. Reinstatement premiums are recognized when a triggering loss event occurs and losses are recorded by us. While the reinstatement premium amount is defined by contract terms, our recognition of reinstatement premiums is dependent on our estimate of losses and loss expenses, which reflect management’s best judgment as described above in 'Critical Accounting Estimates – Reserves for Losses and Loss Expenses'.

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
As a result of this review process, any adjustments to estimates are recognized in gross premiums written during the period they are determined. Such changes in premium estimates could be material to gross premiums written and the resulting adjustments may directly and significantly impact net premiums earned favorably or unfavorably in the period they are determined because the adjustment may be substantially or fully earned. Gross premiums written for proportional contracts, including amounts related to the adjustment of premium estimates established in prior years, accounted for 66% of our reinsurance segment’s gross premiums written for the year ended December 31, 2017 and 62% for both years ended December 31, 2016 and 2015.

Our estimates on proportional treaties incepting during the year were as follows:

Year ended December 31,	2017	2016	2015

Catastrophe	$16,344	$4,418	$7,400
Property	248,580	173,380	180,941
Professional lines	214,184	211,567	201,595
Credit and surety	223,184	188,365	202,609
Motor	318,494	239,056	222,091
Liability	263,790	272,390	182,246
Agriculture	202,234	141,994	119,695
Engineering	67,221	60,080	62,483
Other	51,211	56,283	12,945
Total estimated premiums	$1,605,242	$1,347,533	$1,192,005

Gross premiums written (reinsurance segment)	$2,428,436	$2,249,966	$2,020,649
As a % of total gross premiums written	66%	60%	59%

Our historical experience has shown that cumulative adjustments to our annual initial premium estimates on proportional reinsurance contracts have ranged from 0% to 5% over the last 5 years. Giving more weight to recent years where premium volume was comparable to current levels, we believe that a reasonably likely change in our 2017 proportional reinsurance gross premiums written estimate would be 5% in either direction. Such a change would result in a variance in our gross premiums written of approximately $80 million and an immaterial impact on our pre-tax net income. However, larger variations, both positive and negative, are possible.

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
Our fixed premium insurance and excess of loss reinsurance contracts are generally written on a "losses occurring" or "claims made" basis over the term of the contract. Accordingly, we earn the premium evenly over the contract term, which is generally 12 months.
Line slip and proportional (re)insurance contracts are generally written on a "risks attaching" basis, covering claims that relate to the underlying policies written during the terms of such contracts. As the underlying business incepts throughout the contract term (typically one year) and typically has a one-year coverage period, we generally earn these premiums evenly over a 24-month period.

FAIR VALUE MEASUREMENTS

Fair value is defined as the price to sell an asset or transfer a liability (i.e. the "exit price") in an orderly transaction between market participants. U.S. GAAP prescribes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. The level in the hierarchy within which a given fair value measurement falls is determined based on the lowest level input that is significant to the measurement. The hierarchy is broken down into three levels as follows:

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

Refer to Item 8, Note 7 to the Consolidated Financial Statements 'Fair Value Measurements' for further details on the valuation techniques and assumptions used in estimating the fair value of our financial instruments.

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

Fixed Maturities and Equities

At December 31, 2017, the fair value for 93% (2016: 97%) of our total fixed maturities and equities was based on prices provided by globally recognized independent pricing services where we have a current and detailed understanding of how their prices were derived. The remaining securities were priced by either non-binding broker quotes or internal valuation models.

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
At December 31, 2017 and 2016, we have not adjusted any pricing provided by independent pricing services (see 'Management Pricing Validation' below). Additionally, our total Level 3 fixed maturities and equities amounted to $53 million (2016: $96 million), less than 1% of total fixed maturities and equities. Refer Item 8, Note 7 to the Consolidated Financial Statements 'Fair Value Measurements' for further information.
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
Other Investments
Hedge Funds, Direct Lending Funds, Private Equity Funds and Real Estate Funds
The fair values of hedge funds, direct lending funds, private equity funds and real estate funds are estimated using net asset values (NAVs) as advised by external fund managers or third party administrators. Refer Item 8, Note 7 to the Consolidated Financial Statements 'Fair Value Measurements' for further information.

CLO-Equity Securities
We have also invested directly and indirectly (through a fund structure) in CLO-Equities, also known as "cash flow CLOs" in the industry. During 2017, the CLO-Equity market continued to be relatively inactive with only a small number of transactions being observed, particularly as it related to transactions involving our CLO-Equities. Given that all of our direct investments in CLO-Equities are past their reinvestment period, there is uncertainty over the remaining time until maturity. As such, fair values of our direct investments in CLO-Equities are estimated using a liquidation valuation. Our indirect investments in CLO-Equities are valued using a discounted cash flow model prepared by an external manager with similar inputs as our internally developed discounted cash flow model. At December 31, 2017, the estimated fair value for CLO-Equities was $31 million (2016: $61 million).
The following significant inputs were used in the liquidation value.

At December 31,	2017	2016

Fair value of collateral	100%	100%
Discount Margin	0.1% - 16.6%	0.4% - 16.4%

The following significant inputs were used in our discounted cash flow models.

At December 31,	2017	2016

Default rates	3.8%	4.0%
Loss severity rate	35.0%	35.0% - 53.5%
Collateral spreads	3.0%	3.0% - 3.6%
Estimated maturity dates	7 years	2 - 6 years

The default and loss severity rates are the most judgmental unobservable market inputs to which the valuation of CLO-Equities is most sensitive.
As the significant inputs used in our discounted cash flow model to price CLO-Equities are unobservable, the fair values of these securities continue to be classified the CLO-Equities as Level 3.
Other Privately Held Investments

Other privately held securities include convertible preferred shares, convertible notes and notes payable. These securities are initially valued at cost which approximates fair value. In subsequent measurement periods, the fair values of these securities are determined using an internally developed discounted cash flow model.

The following significant inputs were used in our discounted cash flow models.

At December 31,	2017	2016

Discount rate	6.0% - 8.5%	5.0% - 8.0%

As the significant inputs used to price these securities are unobservable, the fair value of these securities are classified as Level 3.

Overseas Deposits

Overseas deposits include investments in private funds held by Syndicate 2007 in which the underlying investments are primarily U.S. government, Non-U.S. government and corporate fixed maturities. The funds do not trade on an exchange, therefore are not included within available for sale investments. As the significant inputs used to price the underlying investments are observable market inputs, the fair values of overseas deposits are classified as Level 2.

OTHER-THAN-TEMPORARY IMPAIRMENTS ("OTTI")
Our available-for-sale ("AFS") investment portfolio is the largest component of our consolidated assets and it is a multiple of our shareholders’ equity. As a result, an OTTI charge could be material to our financial condition and operating results particularly during periods of dislocation in financial markets. During 2017, we recorded an OTTI charge in net income of $14 million (2016: $26 million; 2015: $73 million). Refer to the 'Net Investment Income and Net Realized Investment Gains (Losses)' section above for further details.
A security is "impaired" if fair value is below amortized cost for fixed maturities or cost for equities. On a quarterly basis, we review all impaired AFS securities to determine if impairments are other-than-temporary. The OTTI assessment is inherently judgmental, especially where securities have experienced severe declines in fair value over a short period. Our review process begins with a quantitative analysis to identify securities to be further evaluated for potential OTTI. For all identified securities, further fundamental analysis is performed that considers the following quantitative and qualitative factors:

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

The following discussion provides further details regarding our processes for identification of impairments that are other-than-temporary for AFS fixed maturities and equity securities and the recognition of the related OTTI charges in net income.
Fixed Maturities
For an impaired fixed maturity, we recognize an OTTI charge in net income when we:

1)	have the intent to sell the security,

2)	more likely than not will be required to sell the security before its anticipated recovery, or

3)	do not anticipate to recover fully the amortized cost based on projected cash flows to be collected (i.e. a credit loss exists).
For the first two criteria above, the OTTI charge is the entire difference between the security’s fair value and its amortized cost and the full amount of the impairment is charged to net income and is included in net realized investment gains (losses). If the impairment arises due to an anticipated credit loss on the security (third criterion above), we recognize only the credit loss component (i.e. the amount representing the decrease in cash flows expected to be collected) of the OTTI charge in net income with a corresponding adjustment to amortized cost (new cost basis) of the security. The non-credit component (e.g. interest rates, market conditions, etc.) of the OTTI charge is recognized in other comprehensive income in shareholders’ equity.
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

The credit loss component of OTTI recognized in net income is calculated based on the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to the impairment. The significant inputs and the methodology used to estimate credit losses are disclosed in Item 8, Note 6 (f) to the Consolidated Financial Statements 'Investments'.
Equities
We consider our ability and intent to hold an equity security in an unrealized loss position for a reasonable period of time to allow for a full recovery. As an equity security does not have a maturity date, the forecasted recovery for an equity security is inherently more judgmental than for a fixed maturity security.
In light of the volatility of global equity markets we have experienced in recent years, we generally impair equities for which we do not forecast a recovery to cost within two years. Further, we generally impair an equity security if its fair value is 15% below its cost. We have also established parameters for identifying potential impaired equity securities for fundamental analysis based on the severity, in either percentage or absolute dollar terms, of the unrealized loss position.
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

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At December 31, 2017, we are not party to any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K to which an entity unconsolidated with us is a party that management believes is reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we believe is material to investors.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk represents the potential for an economic loss due to adverse changes in the fair value of financial instruments. Refer to Item 1 ‘Risk and Capital Management’ for further details on how we manage market risk relating to our financial instruments.
We own a substantial amount of assets whose fair values are subject to market risks. Our fixed maturities and equity securities are classified as available-for-sale and, as such, changes in fair value caused by changes in interest rates, equity prices and foreign currency exchange rates will have an immediate impact on our comprehensive income, shareholders’ equity and book value but may not have an immediate impact on consolidated net income. Changes in these market risks will only impact our consolidated net income when, and if, securities are sold or an OTTI charge is recorded. Further, we have alternative investments including hedge funds, direct lending funds, private equity funds, real estate funds, CLO-Equities and other privately held investments at December 31, 2017 and 2016. These investments are also exposed to market risks, with the change in fair value reported immediately in earnings.
The following is a sensitivity analysis of our primary market risk exposures at December 31, 2017 and 2016. Our policies to address these risks in 2017 were not materially different from 2016. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.
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

The following table presents the estimated pre-tax impact on the fair value of our fixed maturities at December 31, 2017 and 2016 due to an instantaneous increase in the U.S. yield curve of 100 basis points and an additional 100 basis point credit spread widening for corporate debt, non-agency residential and commercial MBS, ABS and municipal bond securities.

	Fair Value	Potential Adverse Change in Fair Value
		Increase in interest rate by 100 basis points	Widening of credit spreads by 100 basis points	Total

At December 31, 2017
U.S. government and agency	$1,712,469	$(59,896)	$—	$(59,896)
Non-U.S. government	806,299	(24,443)	—	(24,443)
Agency RMBS	2,395,152	(102,736)	—	(102,736)

Securities exposed to credit spreads:
Corporate debt	5,297,866	(168,711)	(153,920)	(322,631)
CMBS	777,728	(39,572)	(42,817)	(82,389)
Non agency RMBS	46,831	(378)	(1,681)	(2,059)
ABS	1,436,281	(9,632)	(29,517)	(39,149)
Municipals	149,380	(5,156)	(5,830)	(10,986)
	$12,622,006	$(410,524)	$(233,765)	$(644,289)

At December 31, 2016
U.S. government and agency	$1,656,069	$(74,786)	$—	$(74,786)
Non-U.S. government	565,834	(16,705)	—	(16,705)
Agency RMBS	2,465,135	(123,928)	—	(123,928)

Securities exposed to credit spreads:
Corporate debt	4,600,743	(153,947)	(166,352)	(320,299)
CMBS	666,237	(18,502)	(19,794)	(38,296)
Non agency RMBS	56,921	(254)	(1,801)	(2,055)
ABS	1,222,214	(6,826)	(20,659)	(27,485)
Municipals	163,961	(5,738)	(9,033)	(14,771)
	$11,397,114	$(400,686)	$(217,639)	$(618,325)

U.S. government agencies have a limited range of spread widening, therefore, 100 basis points of spread widening for these securities is highly improbable in normal market conditions. Our non-U.S. government debt obligations are highly-rated and we believe the potential for future widening of credit spreads would also be limited for these securities. Further, certain of our holdings in non-agency RMBS and ABS have floating interest rates, which mitigate our interest rate risk exposure.
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
Equity Price Risk
Our portfolio of equity securities, excluding the bond mutual funds, has exposure to equity price risk. This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices. The global equity portfolio is managed to a benchmark composite index, which consists of a blend of the S&P 500 and MSCI World indices. Changes in the underlying indices have a corresponding impact on the overall portfolio. The fair value of our equity securities at December 31, 2017 was $453 million (2016: $515 million). At December 31, 2017, the impact of a 20% decline in the overall market prices of our equity exposures would be $91 million (2016: $103 million), on a pre-tax basis.
Our investment in hedge funds has significant exposure to equity strategies with net long positions. At December 31, 2017, the impact of an instantaneous 15% decline in the fair value of our investment in hedge funds would be $55 million (2016: $75 million), on a pre-tax basis.

Foreign Currency Risk
The table below provides a sensitivity analysis of our total net foreign currency exposures.

	AUD	NZD	CAD	EUR	GBP	JPY	Other	Total

At December 31, 2017
Net managed assets (liabilities), excluding derivatives	$31,278	$(8,923)	$118,972	$(258,664)	$166,871	$15,044	$102,662	$167,240
Foreign currency derivatives, net	(5,468)	7,095	(117,945)	279,481	(82,488)	13,946	(4,739)	89,882
Net managed foreign currency exposure	25,810	(1,828)	1,027	20,817	84,383	28,990	97,923	257,122
Other net foreign currency exposure	1	—	(20)	99	(54)	—	80,669	80,695
Total net foreign currency exposure	$25,811	$(1,828)	$1,007	$20,916	$84,329	$28,990	$178,592	$337,817
Net foreign currency exposure as a percentage of total shareholders’ equity	0.5%	—%	—%	0.4%	1.6%	0.5%	3.3%	6.3%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$2,581	$(183)	$101	$2,092	$8,433	$2,899	$17,859	$33,782

At December 31, 2016
Net managed assets (liabilities), excluding derivatives	$64,818	$(6,924)	$77,554	$(219,811)	$(52,030)	$(1,870)	$101,274	$(36,989)
Foreign currency derivatives, net	(66,368)	6,939	(81,970)	210,111	(30,225)	(5,573)	14,306	47,220
Net managed foreign currency exposure	(1,550)	15	(4,416)	(9,700)	(82,255)	(7,443)	115,580	10,231
Other net foreign currency exposure	1,939	—	—	22,558	675	(46)	70,304	95,430
Total net foreign currency exposure	$389	$15	$(4,416)	$12,858	$(81,580)	$(7,489)	$185,884	$105,661
Net foreign currency exposure as a percentage of total shareholders’ equity	—%	—%	(0.1%)	0.2%	(1.3%)	(0.1%)	3.0%	1.7%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$39	$2	$(442)	$1,286	$(8,158)	$(749)	$18,588	$10,566

(1)	Assumes 10% change in underlying currencies relative to the U.S. dollar.

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

Other Net Foreign Currency Exposure
Other net foreign currency exposure includes those assets managed by specific investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy. At December 31, 2017, other net foreign currency exposure primarily consisted of our emerging market debt securities portfolio and euro-denominated exchange traded funds.  For further details on these portfolios refer to the Item 7 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cash and Investments'.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of AXIS Capital Holdings Limited

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AXIS Capital Holdings Limited and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2018 expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte Ltd.
Hamilton, Bermuda
February 28, 2018

We have served as the Company's auditor since 2001.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2017 AND 2016

	2017	2016
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2017: $12,611,219; 2016: $11,523,316)	$12,622,006	$11,397,114
Equity securities, available for sale, at fair value (Cost 2017: $552,867; 2016: $597,366)	635,511	638,744
Mortgage loans, held for investment, at amortized cost and fair value	325,062	349,969
Other investments, at fair value	1,009,373	830,219
Equity method investments	108,597	116,000
Short-term investments, at amortized cost and fair value	83,661	127,461
Total investments	14,784,210	13,459,507
Cash and cash equivalents	948,626	1,039,494
Restricted cash and cash equivalents	415,160	202,013
Accrued interest receivable	81,223	74,971
Insurance and reinsurance premium balances receivable	3,012,419	2,313,512
Reinsurance recoverable on unpaid and paid losses	3,338,840	2,334,922
Deferred acquisition costs	474,061	438,636
Prepaid reinsurance premiums	809,274	556,344
Receivable for investments sold	11,621	14,123
Goodwill	102,003	47,148
Intangible assets	257,987	37,901
Value of business acquired	206,838	—
Other assets	317,915	295,120
Total assets	$24,760,177	$20,813,691

Liabilities
Reserve for losses and loss expenses	$12,997,553	$9,697,827
Unearned premiums	3,641,399	2,969,498
Insurance and reinsurance balances payable	899,064	493,183
Senior notes and notes payable	1,376,529	992,950
Payable for investments purchased	100,589	62,550
Other liabilities	403,779	325,313
Total liabilities	19,418,913	14,541,321
Commitments and Contingencies
Shareholders' equity
Preferred shares	775,000	1,126,074
Common shares (shares issued 2017: 176,580; 2016: 176,580 shares outstanding 2017: 83,161; 2016: 86,441)	2,206	2,206
Additional paid-in capital	2,299,166	2,299,857
Accumulated other comprehensive income (loss)	92,382	(121,841)
Retained earnings	5,979,666	6,527,627
Treasury shares, at cost (2017: 93,419; 2016: 90,139)	(3,807,156)	(3,561,553)
Total shareholders’ equity	5,341,264	6,272,370

Total liabilities and shareholders’ equity	$24,760,177	$20,813,691

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

	2017	2016	2015
	(in thousands, except for per share data)
Revenues
Net premiums earned	$4,148,760	$3,705,625	$3,686,417
Net investment income	400,805	353,335	305,336
Other insurance related income (losses)	(1,240)	7,222	(2,953)
Bargain purchase gain	15,044	—	—
Termination fee received	—	—	280,000
Net realized investment gains (losses):
Other-than-temporary impairment ("OTTI") losses	(14,493)	(26,210)	(72,720)
Other realized investment gains (losses)	42,719	(34,315)	(65,771)
Total net realized investment gains (losses)	28,226	(60,525)	(138,491)
Total revenues	4,591,595	4,005,657	4,130,309

Expenses
Net losses and loss expenses	3,287,772	2,204,197	2,176,199
Acquisition costs	823,591	746,876	718,112
General and administrative expenses	579,428	602,717	596,821
Foreign exchange losses (gains)	134,737	(121,295)	(102,312)
Interest expense and financing costs	54,811	51,360	50,963
Transaction and reorganization expenses	26,718	—	45,867
Amortization of value of business acquired	50,104	—	—
Amortization of intangibles	2,543	—	—
Total expenses	4,959,704	3,483,855	3,485,650

Income (loss) before income taxes and interest in income (loss) of equity method investments	(368,109)	521,802	644,659
Income tax benefit (expense)	7,542	(6,340)	(3,028)
Interest in loss of equity method investments	(8,402)	(2,094)	—
Net income (loss)	(368,969)	513,368	641,631
Preferred share dividends	46,810	46,597	40,069
Loss on repurchase of preferred shares	—	1,309	—
Net income (loss) available to common shareholders	$(415,779)	$465,462	$601,562

Per share data
Net income (loss) per common share:
Basic net income (loss)	$(4.94)	$5.13	$6.10
Diluted net income (loss)	$(4.94)	$5.08	$6.04
Weighted average common shares outstanding - basic	84,108	90,772	98,609
Weighted average common shares outstanding - diluted	84,108	91,547	99,629

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

	2017	2016	2015
	(in thousands)
Net income (loss)	$(368,969)	$513,368	$641,631

Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized investment gains (losses) arising during the year	205,419	5,072	(266,384)
Adjustment for reclassification of net realized investment (gains) losses and OTTI losses recognized in net income	(33,134)	62,190	144,991
Unrealized investment gains (losses) arising during the year, net of reclassification adjustment	172,285	67,262	(121,393)
Foreign currency translation adjustment	41,938	(638)	(21,498)
Total other comprehensive income (loss), net of tax	214,223	66,624	(142,891)
Comprehensive income (loss)	$(154,746)	$579,992	$498,740

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

	2017	2016	2015
	(in thousands)
Preferred shares
Balance at beginning of year	$1,126,074	$627,843	$627,843
Shares issued	—	550,000	—
Shares repurchased	(351,074)	(51,769)	—
Balance at end of year	775,000	1,126,074	627,843

Common shares (par value)
Balance at beginning of year	2,206	2,202	2,191
Shares issued	—	4	11
Balance at end of year	2,206	2,206	2,202

Additional paid-in capital
Balance at beginning of year	2,299,857	2,241,388	2,285,016
Common shares issued	—	220	3,416
Treasury shares reissued	(39,368)	(19,303)	(17,958)
Settlement of accelerated share repurchase	—	60,000	(60,000)
Costs associated with issuance of preferred shares	—	(18,055)	—
Stock options exercised	—	—	559
Share-based compensation expense	38,677	35,607	30,355
Balance at end of year	2,299,166	2,299,857	2,241,388

Accumulated other comprehensive income (loss)
Balance at beginning of year	(121,841)	(188,465)	(45,574)
Unrealized gains (losses) on available for sale investments, net of tax:
Balance at beginning of year	(82,323)	(149,585)	(28,192)
Unrealized gains (losses) arising during the year, net of reclassification adjustment	172,285	67,262	(121,393)
Balance at end of year	89,962	(82,323)	(149,585)
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of year	(39,518)	(38,880)	(17,382)
Foreign currency translation adjustment	41,938	(638)	(21,498)
Balance at end of year	2,420	(39,518)	(38,880)
Balance at end of year	92,382	(121,841)	(188,465)

Retained earnings
Balance at beginning of year	6,527,627	6,194,353	5,715,504
Net income (loss)	(368,969)	513,368	641,631
Preferred share dividends	(46,810)	(46,597)	(40,069)
Loss on repurchase of preferred shares	—	(1,309)	—
Common share dividends	(132,182)	(132,188)	(122,713)
Balance at end of year	5,979,666	6,527,627	6,194,353

Treasury shares, at cost
Balance at beginning of year	(3,561,553)	(3,010,439)	(2,763,859)
Shares repurchased	(285,858)	(571,805)	(264,538)
Treasury shares reissued	40,255	20,691	17,958
Balance at end of year	(3,807,156)	(3,561,553)	(3,010,439)

Total shareholders' equity	$5,341,264	$6,272,370	$5,866,882

Per share data
Cash dividends declared per common share	$1.53	$1.43	$1.22

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

	2017	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(368,969)	$513,368	$641,631
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized investment (gains) losses	(28,226)	60,525	138,491
Net realized and unrealized gains on other investments	(72,763)	(38,669)	(20,148)
Amortization of fixed maturities	43,292	65,921	97,223
Interest in loss of equity method investments	8,402	2,094	—
Other amortization and depreciation	81,471	24,573	26,341
Share-based compensation expense, net of cash payments	12,667	52,211	43,052
Non-cash foreign exchange losses	24,149	—	—
Bargain purchase gain	(15,044)	—	—
Changes in:
Accrued interest receivable	(4,353)	(885)	8,908
Reinsurance recoverable balances	(131,160)	(176,532)	(214,992)
Deferred acquisition costs	(35,076)	33,212	(4,744)
Prepaid reinsurance premiums	(56,377)	(158,809)	(46,955)
Reserve for loss and loss expenses	1,004,578	54,476	151,011
Unearned premiums	(56,603)	198,938	29,841
Insurance and reinsurance balances, net	(81,831)	(209,895)	(74,578)
Other items	(64,928)	(13,804)	16,119
Net cash provided by operating activities	259,229	406,724	791,200

Cash flows from investing activities:
Purchases of:
Fixed maturities	(8,714,990)	(9,176,728)	(11,011,979)
Equity securities	(106,136)	(302,554)	(356,617)
Mortgage loans	(31,077)	(148,450)	(206,191)
Other investments	(153,150)	(190,370)	(83,561)
Equity method investments	(1,000)	(107,913)	—
Short-term investments	(41,609)	(190,747)	(80,069)
Proceeds from the sale of:
Fixed maturities	7,004,973	7,905,316	9,432,226
Equity securities	448,058	305,642	275,357
Other investments	260,943	215,578	252,418
Short-term investments	49,280	54,165	125,311
Proceeds from redemption of fixed maturities	2,009,982	1,492,588	1,407,806
Proceeds from redemption of short-term investments	119,427	36,546	23,687
Proceeds from the repayment of mortgage loans	56,435	5,040	—
Purchase of other assets	(42,685)	(27,149)	(33,683)
Change in restricted cash and cash equivalents	(213,147)	(15,395)	29,598
Purchase of subsidiaries, net	(466,941)	—	—
Net cash provided by (used in) investing activities	178,363	(144,431)	(225,697)

Cash flows from financing activities:
Net proceeds from issuance of debt	346,362	—	—
Repayment of notes payable	(67,242)	—	—
Net proceeds from issuance of preferred shares	—	531,945	—
Repurchase of common shares - open market	(261,180)	(495,426)	(314,204)
Taxes paid on withholding shares	(24,678)	(14,329)	(18,048)
Dividends paid - common shares	(135,032)	(132,323)	(118,652)
Repurchase of preferred shares	(351,074)	(51,769)	—
Dividends paid - preferred shares	(52,844)	(39,909)	(40,088)
Proceeds from issuance of common shares	—	224	3,986
Net cash used in financing activities	(545,688)	(201,587)	(487,006)

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

Effect of exchange rate changes on foreign currency cash and cash equivalents	17,228	(9,345)	(12,194)
Increase (decrease) in cash and cash equivalents	(90,868)	51,361	66,303
Cash and cash equivalents - beginning of year	1,039,494	988,133	921,830
Cash and cash equivalents - end of year	$948,626	$1,039,494	$988,133

Supplemental disclosures of cash flow information:
Income taxes paid	$—	$12,041	$12,661
Interest paid	$49,945	$48,875	$48,875

Supplemental disclosures of cash flow information:

Non-cash foreign exchange losses are attributable to the reclassification of the cumulative translation adjustment related to AXIS Specialty Australia from accumulated other comprehensive income to foreign exchange losses due to the wind-down of this operation which was substantially complete at March 31, 2017 (see Note 9 'Reserve for Losses and Loss Expenses' and Note 20 'Other Comprehensive Income').

In 2016, total consideration paid for a quota share and adverse development reinsurance cover was $170 million of which $92 million was settled by transfer of securities and was treated as a non cash activity in the Consolidated Statement of Cash Flows (see Note 9 'Reserve for Losses and Loss Expenses').

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

1.	HISTORY

AXIS Capital Holdings Limited ("AXIS Capital") is the Bermuda-based holding company for the AXIS group of companies, collectively the "Company". AXIS Capital was incorporated on December 9, 2002, under the laws of Bermuda. Through its subsidiaries and branches with operations in Bermuda, the United States (U.S.), Europe, Singapore, Canada, Latin America and the Middle East, AXIS Capital provides a broad range of (re)insurance products on a worldwide basis under two distinct global underwriting platforms, AXIS Insurance and AXIS Re.

2.	SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") and include AXIS Capital and its wholly-owned subsidiaries.
All inter-company accounts and transactions have been eliminated.
To facilitate comparison of information across periods, certain reclassifications have been made to prior year amounts to conform to the current year's presentation. These reclassifications did not impact results of operations, financial condition or liquidity.
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
Use of Estimates
The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes that the amounts included in the consolidated financial statements reflect its best estimates and assumptions, actual results could differ from those estimates. The Company’s principal estimates include:

•	reserve for losses and loss expenses;

•	reinsurance recoverable on unpaid losses, including the provision for uncollectible amounts;

•	gross and net premiums written and net premiums earned;

•	other-than-temporary impairments ("OTTI") in the carrying value of available-for-sale securities; and

•	fair value measurements for its financial assets and liabilities.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company's significant accounting policies are as follows:

a)	Investments
Investments available for sale
Fixed maturities and equity securities classified as "available for sale" are reported at fair value at the balance sheet date (see Note 7 'Fair Value Measurements'). The change in fair value (net unrealized gain (loss)) on available for sale investments, net of tax, is included as a separate component of accumulated other comprehensive income (loss) ("AOCI") in shareholders’ equity.
Net investment income includes interest and dividend income and the amortization of market premiums and discounts and is presented net of investment expenses. Investment income is recognized when earned. Purchases and sales of investments are recorded on a trade-date basis and realized gains (losses) on sales of investments are determined based on the specific identification method.
The Company recognizes investment income from fixed maturities based on the constant effective yield method, which includes an adjustment for estimated principal repayments, if any. The effective yield used to determine the amortization for fixed maturities subject to prepayment risk (e.g. asset-backed, loan-backed and other structured securities) is recalculated and adjusted periodically based upon actual historical and/or projected future cash flows. The adjustments to the yield for highly-rated prepayable fixed maturities are accounted for using the retrospective method. The adjustments to the yield for other prepayable fixed maturities are accounted for using the prospective method.
On a quarterly basis, the Company assesses whether unrealized losses on available for sale investments represent impairments that are other than temporary. Several factors are considered in this assessment including, but not limited to:

(i) the extent and duration of the decline;
(ii) the reason for the decline (e.g. credit spread widening, credit event, foreign exchange rate movements);
(iii) the historical and implied future volatility of the fair value;
(iv) the financial condition and near-term prospects of the issuer; and
(v) the collateral structure and credit support of the security, if applicable.
A fixed maturity is impaired if the fair value of the investment is below amortized cost. If a fixed maturity is impaired, additional analysis is performed to determine whether the impairment is temporary or other-than-temporary. For an impaired fixed maturity where the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the impairment is considered other than temporary. The full amount of the impairment is charged to net income and is included in net realized investment gains (losses). In instances, where the Company intends to hold the impaired fixed maturity, the Company estimates the anticipated credit loss of the security and recognizes only this portion of the impairment in net income, with the remaining non-credit related balance of the impairment (i.e. related to interest rates, market conditions, etc.) recognized in AOCI.
The Company recognizes impairments on equity securities in an unrealized loss position when the Company does not have the ability and intent to hold the security for a reasonable period of time to allow for a full recovery. The full amount of the impairment is charged to net income and is included in net realized investment gains (losses).

Upon recognition of an OTTI charge, the new cost basis for the security is the previous amortized cost for a fixed maturity or cost for an equity security less the OTTI charge recognized in net income. The new cost basis is not adjusted for subsequent recoveries in fair value except for fixed maturities whereby the difference between the new cost basis and the expected cash flows is accreted on a quarterly basis to net investment income over the remaining life of the fixed maturity.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
Other investments
Other investments are recorded at fair value (refer to Note 7 'Fair Value Measurements'), with both changes in fair value and realized investment gains (losses) reported in net investment income.
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
Cash equivalents include money-market funds, fixed interest deposits and reverse repurchase agreements placed with a maturity of under 90 days when purchased. Cash and cash equivalents are recorded at amortized cost, which approximates fair value due to the short-term, liquid nature of these securities. Restricted cash primarily relates to funds held in trust in support of obligations in regulatory jurisdictions where the Company operates as a non-admitted carrier and to support the underwriting activities of the Syndicate 1686 and Syndicate 2007 at Lloyd's of London ("Lloyd's").

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
(Re)insurance premiums are earned evenly over the period during which the Company is exposed to the underlying risk, which is generally one to two years with the exception of multi-year contracts. Unearned premiums represent the portion of premiums written which is applicable to the unexpired risks under contracts in force.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reinstatement premiums are recognized and earned at the time a loss event occurs, where the coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms. The accrual of reinstatement premiums is based on estimates of losses and loss adjustment expenses, which reflects management’s judgment, as described in Note 2(d) 'Losses and Loss Expenses' below.

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
Anticipated losses and loss expenses, other costs and investment income related to these premiums are considered in assessing the recoverability of deferred acquisition costs. If deferred amounts are estimated to be unrecoverable, they are expensed. Compensation expenses for personnel involved in contract acquisition, as well as advertising costs, are expensed as incurred.

d)	Losses and Loss Expenses
Reserve for losses and loss expenses represents an estimate of the unpaid portion of the ultimate liability for losses and loss expenses for (re)insured events that have occurred at or before the balance sheet date. The balance reflects both claims that have been reported ("case reserves") and claims that have been incurred but not yet reported ("IBNR"). These amounts are reduced for estimated amounts of salvage and subrogation recoveries.
The Company reviews its reserve for losses and loss expenses on a quarterly basis. Case reserves are primarily established based on amounts reported from insureds and/or their brokers. Management estimates IBNR after reviewing detailed actuarial analyses and applying informed judgment regarding qualitative factors that may not be fully captured in the actuarial estimates. A variety of actuarial methods are utilized in this process, including the Expected Loss Ratio, Bornhuetter-Ferguson and Chain Ladder methods. The estimate is highly dependent on management’s judgment as to which method(s) are most appropriate for a particular accident year and class of business. Historical claims data is often supplemented with industry benchmarks when applying these methodologies.
Any adjustments to previous reserve for losses and loss expenses estimates are recognized in the period they are determined. While the Company believes that its reserves for losses and loss expenses are adequate, this estimate requires significant judgment and new information, events or circumstances may result in ultimate losses that are materially greater or less than provided for in the Consolidated Balance Sheets.

e)	Reinsurance
In the normal course of business, the Company purchases reinsurance protection to limit its ultimate losses from catastrophic events and to reduce its loss aggregation risk. The premiums paid to reinsurers (i.e. premiums ceded) are expensed over the coverage period. Prepaid reinsurance premiums represent the portion of premiums ceded applicable to the unexpired term of the contracts in force. Reinstatement-related premiums ceded are recorded at the time a loss event occurs and coverage limits for the remaining life of a contract are reinstated under pre-defined contract terms with premiums are expensed over the remaining risk period.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reinsurance recoverable related to case reserves is estimated on a case-by-case basis by applying the terms of any applicable reinsurance coverage to individual case reserve estimates. The estimate of reinsurance recoverable related to IBNR reserves is generally developed as part of the loss reserving process.
Reinsurance recoverable is presented net of a provision for uncollectible amounts, reflecting the amount the Company believes will ultimately not be recovered due to reinsurer insolvency, contractual disputes and/or some other reason. The Company applies case-specific provisions against certain recoveries that it deems unlikely to be collected in full. In addition, the Company uses a default analysis to estimate the provision for uncollectible amounts on the remainder of the balance.
The estimates of reinsurance recoverable and the associated provision require management’s judgment and are reviewed in detail on a quarterly basis. Any adjustments to amounts recognized in prior periods are reported in net losses and loss expenses in the consolidated statements of operations for the period when the adjustments were identified.
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
The Company’s reporting currency is the U.S. dollar. In translating the financial statements of its subsidiaries or branches where the functional currency is other than the U.S. dollar, assets and liabilities are converted into U.S. dollars using the rates of exchange in effect at the balance sheet dates and revenues and expenses are converted using the weighted average foreign exchange rates for the period. The effect of translation adjustments is reported as a separate component of AOCI in shareholders’ equity.
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
g)    Share-Based Compensation
The Company is authorized to issue restricted stock units, performance units, restricted shares, stock options, stock appreciation rights and other equity-based awards to its employees and directors. The Company's plan includes both share and cash-settled awards comprising of service and performance based awards. The fair value of share service-based awards is measured at the grant date, with the associated expense recognized on a straight-line basis over the service period. The fair value of equity performance-vesting restricted stock units ("PSUs") is measured at the grant date based on pre-established targets relating to certain performance based measures achieved by the Company, with the associated expense recognized on a straight-line basis over the applicable performance and vesting period. The compensation expense for PSUs is subject to a periodic review and adjustment taking into account actual performance of the Company. The fair value of the liability associated with service and performance based cash-settled awards is re-measured at each balance sheet date, with the effects

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

recognized as an increase or decrease to share-based compensation expense for the period. Effective, January 1, 2017, the Company made an accounting policy election to account for forfeitures when they occur.

h)	Derivative Instruments
The Company may enter into derivative instruments such as futures, options, interest rate swaps and foreign currency forward contracts as part of its overall foreign currency risk management strategy, to obtain exposure to a particular financial market or for yield enhancement. During 2013, the Company began to write derivative based risk management products designed to address weather and commodity price risks, with the objective of generating profits on a portfolio basis. Effective July 1, 2017, the Company no longer writes derivative-based risk management products which address weather risks. From time to time the Company may also enter into (re)insurance contracts that meet the Financial Accounting Standards Board's ("FASB") definition of a derivative contract.
The Company measures all derivative instruments at fair value (see Note 7 'Fair Value Measurements') and recognizes them as either assets or liabilities in the Consolidated Balance Sheets. Subsequent changes in fair value and any realized gains or losses are recognized in the Consolidated Statements of Operations.

i)	Goodwill and Intangible Assets
The Company recognizes goodwill and other intangible assets in connection with certain acquisitions. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in these acquisition and is not amortized. Other intangible assets with a finite life are amortized over the estimated useful live of the intangible asset. Other intangible assets with an indefinite life are not amortized.

The Company tests goodwill and indefinite intangible assets for potential impairment during the fourth quarter each year and between annual tests if an event occurs or changes in circumstances indicate that the asset is impaired. Such events or circumstances may include an economic downturn in a geographic market or a change in the assessment of future operations.

For the purposes of evaluating goodwill for impairment, the Company may first perform a qualitative assessment , to determine whether it is necessary to perform the two-step goodwill impairment test. If determined to be necessary, the two-step impairment test is used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized, if any. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill.

For the purposes of evaluating indefinite lived intangibles for impairment, the Company may first perform a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test. If the Company elects to perform a qualitative assessment, it first assesses qualitative factors to determine whether it is more likely than not that an indefinite lived intangible asset is impaired. If the Company determines that it is not more likely than not that the indefinite lived intangible asset is impaired, the Company does not calculate the fair value of the intangible asset and perform the quantitative impairment test.

For the purposes of evaluating goodwill and indefinite lived intangible assets for impairment, the Company has an unconditional option to bypass the qualitative assessment in any period and proceed directly to performing the quantitative impairment test. The Company may resume performing the qualitative assessment in any subsequent period.

For other definite lived intangible asset the Company tests for recoverability whenever events or changes in circumstances indicate its carrying amount may not be recoverable. The Company recognizes an impairment loss if the carrying amount of

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

the asset is not recoverable and exceeds its fair value. The carrying amount of a definite lived intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.

If goodwill or an intangible asset is impaired, the carrying value of the asset is reduced to fair value and a corresponding expense is recorded in the Consolidated Statements of Operations.

 j)    Income Taxes
Certain subsidiaries and branches of the Company operate in jurisdictions where they are subject to taxation. Current and deferred income taxes are charged or credited to net income, or in certain cases to AOCI, based upon enacted tax laws and rates applicable in the relevant jurisdiction in the period in which the tax becomes accruable or realizable. Deferred income taxes are provided for all temporary differences between the bases of assets and liabilities used in the Consolidated Balance Sheets and those used in the various jurisdictional tax returns. When the assessment indicates that it is more likely than not that a portion of a deferred tax asset will not be realized in the foreseeable future, a valuation allowance against deferred tax assets is recorded. The Company recognizes the tax benefits of uncertain tax positions only when the position is more-likely-than-not to be sustained upon audit by the relevant taxing authorities.

k)	Treasury Shares
Common shares repurchased by the Company and not subsequently canceled are classified as treasury shares and are recorded at cost. This results in a reduction of shareholders’ equity in the Consolidated Balance Sheets. When shares are reissued from treasury, the Company uses the average cost method to determine the cost of the reissued shares. Gains on sales/reissuances of treasury shares are credited to additional paid-in capital, while losses are charged to additional paid-in capital to the extent that previous net gains from reissued treasury shares were included therein; otherwise losses are charged to retained earnings.

l)	New Accounting Standards Adopted in 2017

Stock Compensation - Improvements to Employee Share-Based Payment Accounting

Effective January 1, 2017, the Company adopted Accounting Standards Update ("ASU" ) ASU 2016-09, "Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting" which simplifies several aspects of the accounting for share-based payments to employees including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance requires all excess tax benefits and tax deficiencies to be recognized in the income statement with the tax effects of exercised or vested awards to be treated as discrete items in the reporting period in which they occur. Excess tax benefits should be classified along with other income tax cash flows as an operating activity on the statement of cash flows. In addition, companies are required to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The guidance allows withholding up to the maximum statutory tax rates in the applicable jurisdictions to cover income taxes on share-based compensation awards without requiring liability classification. Cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. Cash paid by the Company by directly withholding shares for tax withholding purposes is included in taxes paid on withholding shares in the Consolidated Statement of Cash Flows. To facilitate comparison of information with prior year amounts, the corresponding amounts for the years ended December 31, 2016 and 2015 have been reclassified to conform to the current year's presentation. The adoption of this guidance did not have a material impact on the Company's results of operations, financial condition and liquidity.

m)	Recently Issued Accounting Standards Not Yet Adopted

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue From Contracts With Customers

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". This guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB delayed the effective date by one year through the issuance of ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date". This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2016. Accounting for insurance contracts is not within the scope of ASU 2014-09. The Company generates an insignificant amount of fee income, primarily from strategic capital partners, which is reported in other insurance related income (losses) in the Consolidated Statements of Operations and is within the scope of ASU 2014-09. The Company's current accounting policy to recognize fee income when the related services have been performed is consistent with the guidance in this ASU. As a result, the Company does not expect the adoption of this guidance to have a material impact on its results of operations, financial condition and liquidity.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01 "Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities" which requires:

•
equity investments (except those accounted for under the equity method of accounting, investments that are consolidated or those that meet a practicability exception) to be measured at fair value with changes in fair value recognized in net income,

•
simplifies the impairment assessment of equity investments without readily determinable values by requiring a qualitative assessment to identify impairment, eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost,

•	requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes,

•
requires separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liabilities in accordance with the fair value option,

•
requires the separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and

•
clarifies that the reporting organization should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the organization’s other deferred tax assets.

This guidance is effective for interim and annual reporting periods beginning after December 15, 2017 with early adoption permitted for certain of the amendments. The adoption of this guidance is expected to have a material impact on the Company's results of operations as changes in fair value of equity securities will be included in net income rather than other comprehensive income. At December 31, 2017, accumulated other comprehensive income included $70 million of net unrealized gains on equity securities, net of taxes.

Leases

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" which provides a new comprehensive model for lease accounting. The guidance will require a lessee to recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. This guidance is effective for

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the Company's results of operations, financial condition and liquidity.

Measurement of Credit Losses on Financial Instrument

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments" which replaces the "incurred loss" impairment methodology with an approach based on "expected losses" to estimate credit losses on certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses. The guidance also provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. This guidance is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for interim and annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of this guidance on its results of operations, financial condition and liquidity.

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments" which addresses diversity in practice in how eight specific cash receipts and cash payments should be presented and classified on the statement of cash flows. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. As this guidance relates solely to financial statement disclosures, the adoption of ASU 2016-18, will not impact the Company's results of operations, financial condition and liquidity.

Restricted Cash

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230) - Restricted Cash" which addresses diversity in practice in the classification and presentation of changes in restricted cash on the statement of cash flows. This guidance will require a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. Transfers between cash and cash equivalents and restricted cash and restricted cash equivalents will no longer be presented on the statement of cash flows. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The guidance will be adopted on a retrospective basis. As this guidance relates solely to financial statement disclosures, the adoption of ASU 2016-18, will not impact the Company's results of operations, financial condition and liquidity.

Simplifying the Test for Goodwill Impairment

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

Premium Amortization on Purchased Callable Debt Securities

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In March 2017, the FASB issued ASU 2017-08 "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities" which shortens the amortization period for certain purchased callable debt securities held at a premium. This guidance is effective for interim and annual reporting periods, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its results of operations, financial condition and liquidity.

Stock Compensation - Scope of Modification Accounting

In May 2017, the FASB issued ASU 2017-09 "Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting" to provide clarity and reduce diversity in practice of applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance states that an entity should account for the effects of a modification unless all the following are met:

1.	the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified;

2.	the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and

3.	the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.

The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this Update. This guidance is effective for interim and annual reporting periods, beginning after December 15, 2017, with early adoption permitted. The Company anticipates adopting this guidance effective January 1, 2018. The adoption of this guidance will not materially impact the Company's results of operations, financial condition or liquidity.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02 "Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" in response to a financial reporting issue that arose as a consequence of the U.S. federal government tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 ("U.S. Tax Reform") which was enacted on December 22, 2017.

U.S. GAAP currently requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. This guidance is applicable even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income rather than in income from continuing operations. As the adjustment of deferred taxes due to the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate is required to be included in income from continuing operations, the tax effects of items within accumulated other comprehensive income (referred to as stranded tax effects for purposes of this Update) do not reflect the appropriate tax rate.

The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from U.S. Tax Reform. Consequently, the amendments eliminate the stranded tax effects resulting from U.S. Tax Reform and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of U.S. Tax Reform, the

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

2.	SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected.

This guidance is effective for interim and annual reporting periods, beginning after December 15, 2018, with early adoption permitted. The Company anticipates adopting this guidance effective January 1, 2018. As a consequence of U.S. Tax Reform, the Company recognized a tax benefit of $2 million related to the revaluation of net deferred tax liabilities associated with the reduction in the U.S. corporate income tax rate from 35% to 21%, attributable to net unrealized investment gains associated with investment held by the Company's U.S domiciled entities. The adoption of this guidance will not materially impact the Company's results of operations, financial condition or liquidity.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

3.	BUSINESS COMBINATIONS

a)	Acquisition of Novae Group plc

On October 2, 2017 (the "closing date" or the "acquisition date"), AXIS Specialty UK Holdings Limited, a wholly owned subsidiary of the Company, acquired a 100% ownership interest in Novae Group plc ("Novae") for an aggregate purchase price of $617 million. Novae is a diversified property and casualty (re)insurance business operating through Syndicate 2007 at Lloyd’s. The results of Novae are included in the results of the Company's insurance and reinsurance segments from that date. The acquisition of Novae was undertaken to accelerate the growth strategy of the Company's international insurance business, and to significantly scale up its capabilities to enable the Company to even better serve its clients and brokers.

In connection with the acquisition of Novae, the Company incurred transaction and reorganization related expenses of $27 million in the year ended December 31, 2017, which included transaction costs, such as due diligence, legal, accounting, investment banking fees and expenses, as well as integration expenses related to the integration of Novae into the Company's operations and compensation-related costs associated with the termination of certain employees.

The purchase price was allocated to the assets acquired and liabilities assumed of Novae based on estimated fair values at the closing date and the Company recognized goodwill of $54 million.

The allocation of the purchase price is based on information included in Novae's audited financial statements at October 2, 2017. The allocation is subject to change if additional information becomes available within the measurement period, which cannot exceed 12 months from the acquisition date. The fair values of the assets acquired and liabilities assumed may be subject to adjustments, which may impact the amounts recorded for the assets acquired and liabilities assumed as well as the goodwill.

The Company identified finite lived intangible assets of $385 million, including Value of Business Acquired ("VOBA") which represents the present value of the expected underwriting profit within policies that were in-force at the closing date of the transaction, of $257 million and finite lived intangible assets primarily related to distribution networks of $128 million. Finite lived intangible assets will be amortized over a weighted average period of 7 years. The Company also identified indefinite lived intangible assets related to Lloyd's syndicate capacity of $95 million.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

3.     BUSINESS COMBINATIONS (CONTINUED)

The fair value of the assets acquired and liabilities assumed and the allocation of the purchase price on the acquisition date are summarized in the following table:

Total purchase price paid	$616,926

Assets
Investments	1,733,611
Cash and cash equivalents	191,337
Insurance and reinsurance premium balances receivable	472,180
Reinsurance recoverable on unpaid and paid losses	787,907
Prepaid reinsurance premiums	197,907
Other assets	42,696
Total assets acquired	$3,425,638

Liabilities
Reserve for losses and loss expenses	2,125,634
Unearned premiums	717,442
Insurance and reinsurance balances payable	273,405
Notes payable	101,846
Other liabilities	124,585
Total liabilities assumed	$3,342,912

Fair value of identifiable intangible assets:
Value of business acquired - definite lived intangible asset	256,942
Identifiable definite lived intangible assets	128,463
Identifiable indefinite lived intangible assets	94,748

Excess purchase price over fair value of net assets acquired assigned to goodwill	$54,047

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

3.     BUSINESS COMBINATIONS (CONTINUED)

Significant fair value adjustments are explained as follows:

•	Deferred acquisition costs: To eliminate Novae's deferred acquisition costs;

•	Prepaid reinsurance premiums: To reflect adjustments to align premium recognition accounting policies;

•	VOBA: To establish the fair value of VOBA identifiable intangible asset related to the acquisition of Novae;

•	Goodwill: To establish the fair value of goodwill related to the acquisition of Novae;

•
Indefinite lived and finite lived intangible assets: To establish the fair value of identifiable intangible assets related to the acquisition of Novae and to eliminate Novae's pre-existing intangible assets;

•	Other assets: To reflect an investment at fair value and deferred tax assets on fair value adjustments;

•
Reserves for losses and loss expenses: To reflect adjustments arising from the alignment of premium recognition accounting policies and reserving methodologies, as well as the price associated with the Reinsurance to Close ("RITC") of the 2015 and prior years of account of Lloyd's Syndicate 2007 ;

•	Unearned premiums: To reflect adjustments to align premium recognition accounting policies; and

•	Other liabilities: To reflect deferred tax liabilities on fair value adjustments.

Identifiable intangible assets at the acquisition date are included in intangible assets in the Consolidated Balance Sheets and are shown in the following table:

		Economic Useful Life
Indefinite lived intangible assets
Lloyd's syndicate capacity	$94,748	Indefinite

Finite lived other intangible assets
Distribution networks:
Coverholders	63,565	12 years
Large brokers	46,641	15 years
Small & Mid-sized Enterprise ("SME") brokers	14,126	12 years

Managing General Agent ("MGA") Contract	4,131	7 years
Total	128,463

Identifiable intangible assets at October 2, 2017	$223,211

Identifiable intangible assets are explained as follows:

•	Lloyd's syndicate capacity: The value of Lloyd's syndicate capacity, which represents Novae's right to underwrite a certain allocated limit of premium in the Lloyd's market.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

3.     BUSINESS COMBINATIONS (CONTINUED)

•	Distribution network:

•
Coverholders: The value of sales of insurance policies that result directly from relationships with insurance intermediaries who are authorized by Novae's managing agent to enter into contracts of insurance to be underwritten by Syndicate 2007, in accordance with the terms of a binding authority.

•	Large brokers: These relationships include Novae's large brokers and consideration was given to the expectation of the renewal of these relationships and the associated expenses.

•
SME brokers: These relationships consist of Novae's brokers with the exception of the large brokers listed above and consideration was given to the expectation of the renewal of these relationships and the associated expenses.

•	MGA contract: Represents the value of managing agent fees and profit commission Novae earns related to the provision of underwriting services to Special Purpose Arrangement, SPA 6129.

Valuation methodologies applicable to identifiable intangible assets are explained as follows:

•
Lloyd's syndicate capacity: Lloyd's syndicate capacity was valued using the Multi-Period Excess Earnings Method, an application of the Income Approach. Key inputs used in the valuation model used for this intangible asset included projected pre-tax operating profit attributable to syndicate capacity, contributory asset charges which represent the required return on and of intangibles assets utilized to generate future revenue and operating income, and an appropriate discount rate.

•
Distribution network: Distribution network including coverholders, large broker and SME brokers was valued using the Distributor Method, an application of the Income Approach. Key inputs used in the valuation model used for this intangible asset included net premiums earned attributable to existing distributors, attrition rates, profit margins, projected pre-tax operating profit attributable to existing distributors, contributory asset charges which represent the required return on and of intangibles assets utilized to generate future revenue and operating income, and an appropriate discount rate.

•
MGA contract: MGA contract was valued using the Multi-Period Excess Earnings Method, an application of the Income Approach. Key inputs used in the valuation model used for this intangible asset included SPA 6129's stamp capacity with Lloyd's, return on stamp capacity, fee income and profit commission associated with the managing agent contract for SPA 6129, profit margins, contributory asset charges which represent the required return on and of intangibles assets utilized to generate future revenue and operating income, and an appropriate discount rate.

•
VOBA: VOBA was computed as the difference between the fair value of unearned obligations and the unearned premiums reserve recorded by Novae at the acquisition date. Key inputs used in the valuation model used for this intangible asset included the fair value of the unearned premium computed as the present value of future unearned cash flows, plus the present value of the costs associated with holding capital to support these exposures together with the fair value of reserves computed as the present value of future net losses and loss expense payments, plus the present value of the costs associated with holding capital to support those payments.

Financial Results

The following selected audited information is a summary of the results of Novae that has been included in the Consolidated Financial Statements for the year ended December 31, 2017.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

3.     BUSINESS COMBINATIONS (CONTINUED)

From acquisition date to
(in thousands)	December 31, 2017
Net premiums written	$140,635
Total revenue	191,929
Total expenses	(197,895)
Net income	$(5,966)

Supplemental Pro Forma Information

The following selected unaudited pro forma financial information is a summary of the combined results of the Company and Novae, assuming the transaction had been effected on January 1, 2016. The unaudited pro forma data is for informational purposes only and does not necessarily represent results that would have occurred if the transaction had taken place on January 1, 2016.

The unaudited pro forma consolidated financial information does not consider the impact of possible revenue enhancements, expense efficiencies, or synergies that may result from the acquisition of Novae. In addition, the unaudited pro forma consolidated financial information does not include costs associated with restructuring or integration activities resulting from the acquisition of Novae.

In addition to the fair value adjustments and recognition of goodwill and identifiable intangible assets, other material pro forma adjustments directly attributable to the acquisition of Novae primarily included adjustments to recognize transaction and integration related expenses, to align accounting policies, to amortize identifiable indefinite lived intangible assets and to recognize related tax impacts.

	Years ended December 31,
	2017	2016
(in thousands)	(unaudited)	(unaudited)
Net premiums earned	$4,728,700	$4,560,800
Net income	$(468,400)	$532,500

b)	Acquisition of Compagnie Belge d'Assurances Aviation NV/SA

On April 1, 2017 (the "closing date" or the "acquisition date"), the Company acquired a 100% ownership interest in Compagnie Belge d'Assurances Aviation NV/SA ("Aviabel"). Aviabel is an insurer operating under Belgian law that has its head office in Belgium, a branch office in the Netherlands and a reinsurance company, Aviabel RE S.A. ("Aviabel RE"), in Luxembourg. The acquisition of Aviabel was undertaken to increase its scale and relevance in the global aviation market.

The purchase price was allocated to the assets acquired and liabilities assumed of Aviabel based on estimated fair values on the closing date. Consequently, the Company recognized investments with a fair value of $182 million, reserves for losses and loss expenses with a fair value of $79 million, and a bargain purchase gain of $15 million. The bargain purchase gain arose as the fair values of the net identifiable assets acquired exceeded the fair value of the consideration transferred at the acquisition date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

3.     BUSINESS COMBINATIONS (CONTINUED)

The allocation of the purchase price was based on information included in unaudited financial statements at March 31, 2017. The allocation is subject to change if additional information becomes available within the measurement period, which cannot exceed 12 months from the acquisition date. The fair values of the assets acquired and liabilities assumed may be subject to adjustments, which may impact the amounts recorded for the assets acquired and liabilities assumed, as well as the bargain purchase gain.

The underwriting results of Aviabel are included in the underwriting results of the Company's insurance segment from the acquisition date.

c)	Acquisition of Contessa

On September 6, 2017 (the "closing date"), the Company acquired a 100% ownership interest in Contessa Limited ("Contessa"). Contessa is a Managing General Agent that that manages, underwrites, services and administers small and medium sized commercial property and casualty business on behalf of the Company. The purchase price was allocated to the assets acquired and liabilities assumed of Contessa based on estimated fair values on the closing date. Consequently, the Company recognized goodwill of $1 million.

4.	SEGMENT INFORMATION
AXIS Capital's underwriting operations are organized around its global underwriting platforms, AXIS Insurance and AXIS Re. The Company has determined that it has two reportable segments; insurance and reinsurance. The Company does not allocate its assets by segment, with the exception of goodwill and intangible assets, as it evaluates the underwriting results of each segment separately from the results of its investment portfolio.
Insurance
The Company's insurance segment offers specialty insurance products to a variety of niche markets on a worldwide basis. The product lines in this segment are property, marine, terrorism, aviation, credit and political risk, professional lines, liability, accident and health together with discontinued lines which represents lines of business that Novae exited or placed into run-off in the three month period ended December 31, 2016 and in the three month period ended March 31, 2017.

Reinsurance
The Company's reinsurance segment provides non-life treaty reinsurance to insurance companies on a worldwide basis. The product lines in this segment are catastrophe, property, professional lines, credit and surety, motor, liability, agriculture, engineering and marine and other together with discontinued lines which represents lines of business that Novae exited or placed into run-off in the three month period ended December 31, 2016 and in the three month period ended March 31, 2017. The reinsurance segment also wrote derivative based risk management products designed to address weather and commodity price risks until July 1, 2017.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

4.	SEGMENT INFORMATION (CONTINUED)

The following tables summarize the underwriting results of the reportable segments, as well as the carrying values of allocated goodwill and intangible assets:

At and year ended December 31, 2017	Insurance	Reinsurance	Total

Gross premiums written	$3,127,837	$2,428,436	$5,556,273
Net premiums written	2,087,734	1,939,409	4,027,143
Net premiums earned	2,106,363	2,042,397	4,148,760
Other insurance related income (losses)	3,458	(4,698)	(1,240)
Net losses and loss expenses	(1,661,032)	(1,626,740)	(3,287,772)
Acquisition costs	(332,749)	(490,842)	(823,591)
General and administrative expenses	(344,012)	(105,471)	(449,483)
Underwriting loss	$(227,972)	$(185,354)	(413,326)

Corporate expenses			(129,945)
Net investment income			400,805
Net realized investment losses			28,226
Foreign exchange losses			(134,737)
Interest expense and financing costs			(54,811)
Bargain purchase gain			15,044
Transaction and reorganization expenses			(26,718)
Amortization of value of business acquired			(50,104)
Amortization of intangibles			(2,543)
Loss before income taxes and interest in income (loss) of equity method investments			$(368,109)

Net loss and loss expense ratio	78.9%	79.6%	79.2%
Acquisition cost ratio	15.8%	24.0%	19.9%
General and administrative expense ratio	16.3%	5.2%	14.0%
Combined ratio	111.0%	108.8%	113.1%

Goodwill and intangible assets	$566,828	$—	$566,828

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

4.	SEGMENT INFORMATION (CONTINUED)

At and year ended December 31, 2016	Insurance	Reinsurance	Total

Gross premiums written	$2,720,242	$2,249,966	$4,970,208
Net premiums written	1,807,125	1,945,849	3,752,974
Net premiums earned	1,777,321	1,928,304	3,705,625
Other insurance related income	89	7,133	7,222
Net losses and loss expenses	(1,141,933)	(1,062,264)	(2,204,197)
Acquisition costs	(251,120)	(495,756)	(746,876)
General and administrative expenses	(346,857)	(135,844)	(482,701)
Underwriting income	$37,500	$241,573	279,073

Corporate expenses			(120,016)
Net investment income			353,335
Net realized investment loss			(60,525)
Foreign exchange gains			121,295
Interest expense and financing costs			(51,360)
Income before income taxes and interest in income (loss) of equity method investments			$521,802

Net loss and loss expense ratio	64.3%	55.1%	59.5%
Acquisition cost ratio	14.1%	25.7%	20.2%
General and administrative expense ratio	19.5%	7.0%	16.2%
Combined ratio	97.9%	87.8%	95.9%

Goodwill and intangible assets	$85,049	$—	$85,049

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

4.	SEGMENT INFORMATION (CONTINUED)

At and year ended December 31, 2015	Insurance	Reinsurance	Total

Gross premiums written	$2,583,081	$2,020,649	$4,603,730
Net premiums written	1,759,359	1,915,307	3,674,666
Net premiums earned	1,798,191	1,888,226	3,686,417
Other insurance related income (losses)	1,036	(3,989)	(2,953)
Net losses and loss expenses	(1,154,928)	(1,021,271)	(2,176,199)
Acquisition costs	(261,208)	(456,904)	(718,112)
General and administrative expenses	(341,658)	(145,253)	(486,911)
Underwriting income	$41,433	$260,809	302,242

Corporate expenses			(109,910)
Net investment income			305,336
Net realized investment loss			(138,491)
Foreign exchange gains			102,312
Interest expense and financing costs			(50,963)
Termination fee received			280,000
Transaction and reorganization expenses			(45,867)
Income before income taxes and interest in income (loss) of equity method investments			$644,659

Net loss and loss expense ratio	64.2%	54.1%	59.0%
Acquisition cost ratio	14.5%	24.2%	19.5%
General and administrative expense ratio	19.1%	7.7%	16.2%
Combined ratio	97.8%	86.0%	94.7%

Goodwill and intangible assets	$86,858	$—	$86,858

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

4.	SEGMENT INFORMATION (CONTINUED)

The following table presents gross premiums written by the geographical location of the Company's subsidiaries:

Year ended December 31,	2017	2016	2015

Bermuda	$529,425	$465,980	$525,226
Ireland	1,569,956	1,650,229	1,532,753
U.S.	2,814,933	2,562,789	2,364,099
Lloyd's of London	641,959	291,210	181,652
Total gross premium written	$5,556,273	$4,970,208	$4,603,730

The following table presents net premiums earned by segment and line of business:

Year ended December 31,	2017	2016	2015

Insurance
Property	$543,342	$426,918	$432,587
Marine	181,533	150,046	183,696
Terrorism	36,084	33,279	36,818
Aviation	75,107	44,980	45,659
Credit and Political Risk	56,432	57,964	63,583
Professional Lines	519,759	510,806	596,430
Liability	188,770	169,182	161,614
Accident and Health	489,046	384,146	277,804
Discontinued lines - Novae	16,290	—	—
Total Insurance	2,106,363	1,777,321	1,798,191

Reinsurance
Catastrophe	209,470	199,825	216,020
Property	304,376	272,403	306,083
Professional Lines	226,622	289,868	310,915
Credit and Surety	244,186	252,210	250,208
Motor	371,501	318,863	299,883
Liability	351,940	332,479	297,000
Agriculture	195,391	142,501	129,346
Engineering	66,291	62,833	61,043
Marine and Other	64,449	57,322	17,728
Discontinued lines - Novae	8,171	—	—
Total Reinsurance	2,042,397	1,928,304	1,888,226

Total	$4,148,760	$3,705,625	$3,686,417

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets are shown in the following table:

	Goodwill	Intangible assets with an indefinite life	Intangible assets with a finite life	Total

Balance at December 31, 2015
Gross amount	$42,237	$26,036	$29,166	$97,439
Accumulated amortization	n/a	n/a	(13,390)	(13,390)
Accumulated translation adjustment	4,911	—	—	4,911
	47,148	26,036	15,776	88,960
Acquired during the year	—	—	13,330	13,330
Amortization	n/a	n/a	(2,493)	(2,493)
Impairment charges	—	—	(12,939)	(12,939)
Balance at December 31, 2016
Gross amount (1)	42,237	26,036	23,030	91,303
Accumulated amortization (1)	n/a	n/a	(9,356)	(9,356)
Accumulated translation adjustment	4,911	—	—	4,911
	47,148	26,036	13,674	86,858
Amortization	n/a	n/a	(1,809)	(1,809)
Balance at December 31, 2017
Gross amount	$42,237	$26,036	$23,030	$91,303
Accumulated amortization	n/a	n/a	(11,165)	(11,165)
Accumulated translation adjustment	4,911	—	—	4,911
	47,148	26,036	11,865	85,049
Acquired during the year	54,855	94,748	387,545	537,148
Amortization	n/a	n/a	(55,369)	(55,369)
	$102,003	$120,784	$344,041	$566,828

n/a – not applicable

(1)
During the year ended December 31, 2017, an amount of $6,136 and 7,945 was adjusted from gross amount and accumulated amortization, respectively, as a result of the wind-down of the Company's retail insurance operations in Australia.

On April 1, 2015, the Company completed the acquisition of Ternian Insurance Group LLC ("Ternian"), a leading provider of voluntary, limited benefit affordable health plans and other employee benefits coverage for hourly and part-time workers and their families. The Company recognized intangible assets of $13 million associated with this acquisition.

During September 2015, as part of its profitability enhancement initiatives, the Company decided to wind-down all of its retail insurance operations in Australia. As a result of this decision, the Company recognized an impairment of an associated finite-lived intangible asset. The impaired intangible asset related to the purchase of an Australian distribution network in 2009 that had an initial expected useful life of thirty years. The impairment expense of $13 million was included as part of the reorganization and related expenses in the Consolidated Statement of Operations.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

5.	GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

In connection with the acquisition of Novae, the Company identified finite lived intangible assets of $385 million, including Value of Business Acquired ("VOBA") which represents the present value of the expected underwriting profit within policies that were in-force at the closing date of the transaction, of $257 million and other finite lived intangible assets primarily related to distribution networks of $128 million. Finite lived intangible assets will be amortized over a weighted average period of 7 years, including VOBA that will be amortized over a period of 4 years and other finite lived intangible assets that will be amortized over a weighted average of 13 years, respectively. In addition, the Company identified indefinite lived intangible assets related to Lloyd's syndicate capacity of $95 million. The Company also recognized goodwill of $54 million.

In connection with the acquisition of Contessa, the Company recognized goodwill of $1 million.
Intangible assets with an indefinite life include U.S. state licenses that provide a legal right to transact business indefinitely and the value of Lloyd's syndicate capacity, which represents Novae's right to underwrite a certain allocated limit of premium in the Lloyd's market.

The gross amount and accumulated amortization by category of VOBA and intangible assets is shown in the following table:

	VOBA and intangible assets
Balance At December 31, 2017	Gross amount	Accumulated amortization	Total

U.S. state licenses	$26,036	n/a	$26,036
Customer lists, trademark and non-compete - Media Pro	9,700	(9,244)	456
Customer relationships and customers lists - Ternian	13,330	(3,666)	9,664
Other intangibles - Aviabel	2,140	(977)	1,163
VOBA - Novae	256,942	(50,104)	206,838
Syndicate capacity	94,748	n/a	94,748
Coverholders	63,565	(1,324)	62,241
Large brokers	46,641	(777)	45,864
SME brokers	14,126	(294)	13,832
MGA contract	4,131	(148)	3,983
	$531,359	$(66,534)	$464,825

	Intangible assets
Balance At December 31, 2016	Gross amount	Accumulated amortization	Total

U.S. state licenses	$26,036	n/a	$26,036
Customer lists, trademark and non-compete - Media Pro	9,700	(8,832)	868
Customer relationships and customers lists - Ternian	13,330	(2,333)	10,997
	$49,066	$(11,165)	$37,901

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

5.	GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

The estimated amortization expense of VOBA and intangible assets with a finite life is shown in the following table:

	VOBA	Intangible assets	Total
2018	$171,124	$13,025	$184,149
2019	26,722	11,606	38,328
2020	5,139	11,506	16,645
2021	3,853	11,506	15,359
2022	—	11,506	11,506
2023 and thereafter	—	78,054	78,054
Total remaining amortization expense	206,838	137,203	344,041
Indefinite lived intangible assets	—	120,784	120,784
Total intangible assets	$206,838	$257,987	$464,825

The estimated remaining useful lives of finite lived intangible assets range from 1 to 15 years.
The Company's impairment reviews of goodwill and indefinite lived intangibles did not result in the recognition of impairment losses for the years ended December 31, 2017 and 2016. In 2015, the Company recognized $13 million of impairment losses related to the wind-down all of its retail insurance operations in Australia.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

6.	INVESTMENTS

a)	Fixed Maturities and Equities
The amortized cost or cost and fair values of the Company's fixed maturities and equities were as follows:

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit OTTI in AOCI(5)

At December 31, 2017
Fixed maturities
U.S. government and agency	$1,727,643	$1,735	$(16,909)	$1,712,469	$—
Non-U.S. government	798,582	17,240	(9,523)	806,299	—
Corporate debt	5,265,795	61,922	(29,851)	5,297,866	—
Agency RMBS(1)	2,414,720	8,132	(27,700)	2,395,152	—
CMBS(2)	776,715	4,138	(3,125)	777,728	—
Non-Agency RMBS	45,713	1,917	(799)	46,831	(853)
ABS(3)	1,432,884	5,391	(1,994)	1,436,281	—
Municipals(4)	149,167	1,185	(972)	149,380	—
Total fixed maturities	$12,611,219	$101,660	$(90,873)	$12,622,006	$(853)

Equity securities
Common stocks	$22,836	$3,412	$(590)	$25,658
Exchange-traded funds	356,252	71,675	(294)	427,633
Bond mutual funds	173,779	9,440	(999)	182,220
Total equity securities	$552,867	$84,527	$(1,883)	$635,511

At December 31, 2016
Fixed maturities
U.S. government and agency	$1,681,425	$1,648	$(27,004)	$1,656,069	$—
Non-U.S. government	613,282	2,206	(49,654)	565,834	—
Corporate debt	4,633,834	42,049	(75,140)	4,600,743	—
Agency RMBS(1)	2,487,837	13,275	(35,977)	2,465,135	—
CMBS(2)	664,368	5,433	(3,564)	666,237	—
Non-Agency RMBS	57,316	1,628	(2,023)	56,921	(823)
ABS(3)	1,221,813	3,244	(2,843)	1,222,214	—
Municipals(4)	163,441	1,510	(990)	163,961	—
Total fixed maturities	$11,523,316	$70,993	$(197,195)	$11,397,114	$(823)

Equity securities
Common stocks	$379	$41	$(342)	$78
Exchange-traded funds	463,936	53,405	(2,634)	514,707
Bond mutual funds	133,051	—	(9,092)	123,959
Total equity securities	$597,366	$53,446	$(12,068)	$638,744

(1)	Residential mortgage-backed securities (RMBS) originated by U.S. government-sponsored agencies.

(2)	Commercial mortgage-backed securities (CMBS).

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

6.	INVESTMENTS (CONTINUED)

In the normal course of investing activities, the Company actively manages allocations to non-controlling tranches of structured securities (variable interests) issued by Variable Interest Entities ("VIEs"). These structured securities include RMBS, CMBS and ABS and are included in the above table. Additionally, within the other investments portfolio, the Company also invests in limited partnerships (hedge funds, direct lending funds, private equity funds and real estate funds) and CLO equity tranched securities, which are all variable interests issued by VIEs (see Note 6(c) 'Other Investments'). For these variable interests, the Company does not have the power to direct the activities that are most significant to the economic performance of the VIEs therefore the Company is not the primary beneficiary of any of these VIEs. The maximum exposure to loss on these interests is limited to the amount of investment by the Company. The Company has not provided financial or other support with respect to these structured securities other than the original investment.
Contractual Maturities
The contractual maturities of fixed maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value	% of Total Fair Value

At December 31, 2017
Maturity
Due in one year or less	$486,659	$484,663	3.8%
Due after one year through five years	4,906,207	4,912,189	38.9%
Due after five years through ten years	2,338,964	2,350,433	18.6%
Due after ten years	209,357	218,729	1.7%
	7,941,187	7,966,014	63.0%
Agency RMBS	2,414,720	2,395,152	19.0%
CMBS	776,715	777,728	6.2%
Non-Agency RMBS	45,713	46,831	0.4%
ABS	1,432,884	1,436,281	11.4%
Total	$12,611,219	$12,622,006	100.0%

At December 31, 2016
Maturity
Due in one year or less	$313,287	$305,972	2.8%
Due after one year through five years	3,906,190	3,850,149	33.8%
Due after five years through ten years	2,546,299	2,510,975	22.0%
Due after ten years	326,206	319,511	2.8%
	7,091,982	6,986,607	61.4%
Agency RMBS	2,487,837	2,465,135	21.6%
CMBS	664,368	666,237	5.8%
Non-Agency RMBS	57,316	56,921	0.5%
ABS	1,221,813	1,222,214	10.7%
Total	$11,523,316	$11,397,114	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

6.	INVESTMENTS (CONTINUED)

Gross Unrealized Losses
The following table summarizes fixed maturities and equities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

At December 31, 2017
Fixed maturities
U.S. government and agency	$194,916	$(5,963)	$1,389,792	$(10,946)	$1,584,708	$(16,909)
Non-U.S. government	62,878	(6,806)	204,110	(2,717)	266,988	(9,523)
Corporate debt	407,300	(11,800)	2,041,845	(18,051)	2,449,145	(29,851)
Agency RMBS	759,255	(17,453)	1,172,313	(10,247)	1,931,568	(27,700)
CMBS	31,607	(703)	348,943	(2,422)	380,550	(3,125)
Non-Agency RMBS	8,029	(788)	4,197	(11)	12,226	(799)
ABS	57,298	(570)	392,170	(1,424)	449,468	(1,994)
Municipals	11,230	(269)	65,632	(703)	76,862	(972)
Total fixed maturities	$1,532,513	$(44,352)	$5,619,002	$(46,521)	$7,151,515	$(90,873)
Equity securities
Common stocks	$—	$—	$3,202	$(590)	$3,202	$(590)
Exchange-traded funds	—	—	12,323	(294)	12,323	(294)
Bond mutual funds	—	—	12,184	(999)	12,184	(999)
Total equity securities	$—	$—	$27,709	$(1,883)	$27,709	$(1,883)

At December 31, 2016
Fixed maturities
U.S. government and agency	$54,051	$(2,729)	$1,340,719	$(24,275)	$1,394,770	$(27,004)
Non-U.S. government	149,360	(38,683)	283,796	(10,971)	433,156	(49,654)
Corporate debt	230,218	(30,652)	1,948,976	(44,488)	2,179,194	(75,140)
Agency RMBS	76,694	(1,101)	1,724,170	(34,876)	1,800,864	(35,977)
CMBS	84,640	(749)	193,499	(2,815)	278,139	(3,564)
Non-Agency RMBS	13,642	(1,752)	7,194	(271)	20,836	(2,023)
ABS	362,110	(1,950)	266,763	(893)	628,873	(2,843)
Municipals	774	(29)	68,598	(961)	69,372	(990)
Total fixed maturities	$971,489	$(77,645)	$5,833,715	$(119,550)	$6,805,204	$(197,195)
Equity securities
Common stocks	$—	$—	$37	$(342)	$37	$(342)
Exchange-traded funds	4,959	(461)	87,760	(2,173)	92,719	(2,634)
Bond mutual funds	—	—	123,954	(9,092)	123,954	(9,092)
Total equity securities	$4,959	$(461)	$211,751	$(11,607)	$216,710	$(12,068)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

6.	INVESTMENTS (CONTINUED)

Fixed Maturities
At December 31, 2017, 2,424 fixed maturities (2016: 1,881) were in an unrealized loss position of $91 million (2016: $197 million) of which $7 million (2016: $15 million) was related to securities below investment grade or not rated.

At December 31, 2017, 627 securities (2016: 330) had been in a continuous unrealized loss position for 12 months or greater and had a fair value of $1,533 million (2016: $971 million). Following a credit impairment review, it was concluded that these securities as well as the remaining securities in an unrealized loss position in the above table were temporarily impaired at December 31, 2017, and were expected to recover in value as the securities approach maturity. Further, at December 31, 2017, the Company did not intend to sell these securities in an unrealized loss position and it is more likely than not that the Company will not be required to sell these securities before the anticipated recovery of their amortized costs.
Equity Securities
At December 31, 2017, 29 securities (2016: 23) were in an unrealized loss position of $2 million (2016: $12 million).
At December 31, 2017, there were no securities (2016: 3 securities) in a continuous unrealized loss position for 12 months or greater. Based on the impairment review process and the ability and intent to hold these securities for a reasonable period of time sufficient for a full recovery, the Company concluded that the above equities in an unrealized loss position were temporarily impaired at December 31, 2017.

b)	Mortgage Loans

The following table provides a breakdown of the Company's mortgage loans held-for-investment:

	December 31, 2017		December 31, 2016
	Carrying Value	% of Total	Carrying Value	% of Total

Mortgage Loans held-for-investment:
Commercial	$325,062	100%	$349,969	100%
	325,062	100%	349,969	100%
Valuation allowances	—	—%	—	—%
Total Mortgage Loans held-for-investment	$325,062	100%	$349,969	100%

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

The Company has a high quality mortgage loan portfolio with weighted average debt service coverage ratios in excess of 3.0x and weighted average loan-to-value ratios of less than 60%. There are no credit losses associated with the commercial mortgage loans held by the Company at December 31, 2017.

There are no past due amounts at December 31, 2017.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

6.	INVESTMENTS (CONTINUED)

c)	Other Investments
The following tables provide a breakdown of the Company's other investments, together with additional information relating to the liquidity of each category:

	Fair Value		Redemption Frequency (if currently eligible)	Redemption Notice Period

At December 31, 2017
Long/short equity funds	$38,470	4%	Annually	60 days
Multi-strategy funds	286,164	28%	Quarterly, Semi-annually	60-95 days
Event-driven funds	39,177	4%	Annually	45 days
Direct lending funds	250,681	25%	n/a	n/a
Private equity funds	68,812	7%	n/a	n/a
Real estate funds	50,009	5%	n/a	n/a
CLO-Equities	31,413	2%	n/a	n/a
Other privately held investments	46,430	5%	n/a	n/a
Overseas deposits	198,217	20%	n/a	n/a
Total other investments	$1,009,373	100%

At December 31, 2016
Long/short equity funds	$118,619	14%	Semi-annually, Annually	45-60 days
Multi-strategy funds	285,992	34%	Quarterly, Semi-annually	60-95 days
Event-driven funds	93,539	11%	Annually	45 days
Direct lending funds	134,650	16%	n/a	n/a
Private equity funds	81,223	10%	n/a	n/a
Real estate funds	13,354	2%	n/a	n/a
CLO-Equities	60,700	8%	n/a	n/a
Other privately held investments	42,142	5%	n/a	n/a
Overseas deposits	—	—%	n/a	n/a
Total other investments	$830,219	100%

n/a – not applicable

The investment strategies for the above funds are as follows:

•	Long/short equity funds: Seek to achieve attractive returns primarily by executing an equity trading strategy involving both long and short investments in publicly-traded equities.

•
Multi-strategy funds: Seek to achieve above-market returns by pursuing multiple investment strategies to diversify risks and reduce volatility. This category includes funds of hedge funds which invest in a large pool of hedge funds across a diversified range of hedge fund strategies.

•	Event-driven funds: Seek to achieve attractive returns by exploiting situations where announced or anticipated events create opportunities.

•	Direct lending funds: Seek to achieve attractive risk-adjusted returns, including current income generation, by investing in funds which provide financing directly to borrowers.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

6.	INVESTMENTS (CONTINUED)

•	Private equity funds: Seek to achieve attractive risk-adjusted returns by investing in private transactions over the course of several years.

•	Real estate funds: Seek to achieve attractive risk-adjusted returns by making and managing investments in real estate and real estate securities and businesses.
Two common redemption restrictions which may impact the Company's ability to redeem hedge funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund’s net assets which may otherwise hinder the general partner or investment manager’s ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During 2017 and 2016, neither of these restrictions impacted the Company's redemption requests. At December 31, 2017, $38 million (2016: $60 million), representing 11% (2016: 12%) of total hedge funds, relate to holdings where the Company is still within the lockup period. The expiration of these lockup periods range from March 2018 to March 2019.
At December 31, 2017, the Company had $137 million (2016: $176 million) of unfunded commitments as a limited partner in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from 5-10 years and the General Partners of certain funds have the option to extend the term by up to 3 years.
At December 31, 2017, the Company had $16 million (2016: $12 million) of unfunded commitments as a limited partner in multi-strategy hedge funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until after the completion of the funds' investment term. These funds have investment terms ranging from 2 years to the dissolution of the underlying fund.
At December 31, 2017, the Company had $115 million (2016: $140 million) of unfunded commitments as a limited partner in funds which invest in real estate and real estate securities and businesses. These funds have investment terms ranging from 7 years to the dissolution of the underlying fund.

At December 31, 2017, the Company had $21 million (2016: $24 million) of unfunded commitments as a limited partner in a private equity fund. The life of the fund is subject to the dissolution of the underlying funds. The Company expects the overall holding period to be over 10 years.

During 2015, the Company made a $50 million commitment as a limited partner of a bank revolver opportunity fund. The fund is subject to an investment term of 7 years and the General Partners have the option to extend the term by up to 2 years. At December 31, 2017, this commitment remains unfunded. It is not anticipated that the full amount of this fund will be drawn.

During 2017, the Company made a $75 million commitment as a limited partner of an open-ended commercial mortgage income fund. At December 31, 2017, this commitment remains unfunded.

Syndicate 2007 holds overseas deposits which include investments in private funds in which the underlying investments are primarily U.S. government, Non-U.S. government and corporate fixed maturities. The funds do not trade on an exchange therefore are not included within available for sale investments.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

6.	INVESTMENTS (CONTINUED)

d)	Equity Method Investments

During 2016, the Company paid $108 million including direct transaction costs to acquire 19% of the common equity of Harrington Reinsurance Holdings Limited ("Harrington"), the parent company of Harrington Re Ltd. ("Harrington Re"), an independent reinsurance company jointly sponsored by AXIS Capital and The Blackstone Group L.P. ("Blackstone"). Through long-term service agreements, AXIS Capital will serve as Harrington Re's reinsurance underwriting manager and Blackstone will serve as exclusive investment management service provider. As an investor, the Company expects to benefit from underwriting profit generated by Harrington Re and the income and capital appreciation Blackstone seeks to deliver through its investment management services. In addition, the Company has entered into an arrangement with Blackstone under which underwriting and investment related fees will be shared equally. Harrington is not a variable interest entity. Given that the Company exercises significant influence over the operating and financial policies of this investee the Company accounts for its ownership in Harrington under the equity method of accounting. The Company's proportionate share of the underlying equity in net assets resulted in a basis difference of $5 million which represents initial transactions costs.

For the year ended December 31, 2017, the Company recorded an impairment charge of $9 million, related to a U.S. based insurance company, which reduced the carrying value of the investment to $nil. This charge is included in interest in loss of equity method investments in the Consolidated Statement of Operations.

e)    Net Investment Income
Net investment income was derived from the following sources:

Year ended December 31,	2017	2016	2015

Fixed maturities	$312,662	$305,459	$294,725
Other investments	76,858	42,514	20,148
Equity securities	14,919	16,306	11,289
Mortgage loans	10,780	7,996	1,861
Cash and cash equivalents	10,057	9,209	8,572
Short-term investments	2,718	2,060	439
Gross investment income	427,994	383,544	337,034
Investment expenses	(27,189)	(30,209)	(31,698)
Net investment income	$400,805	$353,335	$305,336

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

6.	INVESTMENTS (CONTINUED)

f)	Net Realized Investment Gains (Losses)
The following table provides an analysis of net realized investment gains (losses):

Year ended December 31,	2017	2016	2015

Gross realized gains
Fixed maturities and short-term investments	$72,046	$86,267	$60,102
Equities	78,343	19,104	19,113
Gross realized gains	150,389	105,371	79,215
Gross realized losses
Fixed maturities and short-term investments	(98,442)	(134,460)	(143,702)
Equities	(959)	(16,155)	(8,543)
Gross realized losses	(99,401)	(150,615)	(152,245)
Net OTTI recognized in net income	(14,493)	(26,210)	(72,720)
Change in fair value of investment derivatives(1)	(8,269)	10,929	7,259
Net realized investment gains (losses)	$28,226	$(60,525)	$(138,491)

(1)	Refer to Note 8 'Derivative Instruments'
The following table summarizes the OTTI recognized in net income by asset class:

Year ended December 31,	2017	2016	2015

Fixed maturities:
Non-U.S. government	$8,187	$3,557	$3,538
Corporate debt	6,306	20,093	47,029
Non-Agency RMBS	—	—	111
ABS	—	—	124
	14,493	23,650	50,802
Equity Securities
Exchange-traded funds	—	2,560	10,732
Bond mutual funds	—	—	11,186
	—	2,560	21,918
Total OTTI recognized in net income	$14,493	$26,210	$72,720

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

6.	INVESTMENTS (CONTINUED)

Fixed Maturities
The following table provides a roll forward of credit losses ("credit loss table"), before income taxes, for which a portion of the OTTI charge was recognized in AOCI:

Year ended December 31,	2017	2016

Balance at beginning of period	$1,493	$1,506
Credit impairments recognized on securities not previously impaired	—	—
Additional credit impairments recognized on securities previously impaired	13	20
Change in timing of future cash flows on securities previously impaired	—	—
Intent to sell of securities previously impaired	—	—
Securities sold/redeemed/matured	(12)	(33)
Balance at end of period	$1,494	$1,493

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
U.S. Government, U.S. Agency and U.S. Agency RMBS:
Unrealized losses on securities issued or backed (either explicitly or implicitly) by the U.S. government are not analyzed for OTTI. The Company have concluded that the possibility of any credit losses on these securities is highly unlikely due to the explicit U.S. government guarantee on certain securities (e.g. GNMA issuances) and, on others, the implicit guarantee that has been validated by past actions (e.g. U.S. government bailout of FNMA and FHLMC during the 2008 credit crisis). Although not analyzed for credit losses, the securities are still evaluated for intention to sell and likely requirement to sell.
Non-U.S. Government:
Non-U.S. government obligations are evaluated for credit loss primarily through qualitative assessments of the likelihood of credit loss using information such as duration and severity of unrealized losses, as well as credit ratings and price volatility. At December 31, 2017, the Company's holdings in sovereign debt, including $185 million (2016: $28 million) relating to the eurozone countries, were substantially all investment-grade securities. The gross unrealized losses of $10 million at December 31, 2017 were mainly due to foreign exchange losses. Based on analysis performed, the Company does not anticipate any credit losses on non-U.S. government fixed maturities held at December 31, 2017. In 2017, the OTTI charges on non-U.S. government fixed maturities mainly related to unrealized foreign exchange losses on certain securities where forecasted recovery was uncertain.
Corporate Debt:
To estimate credit losses for corporate debt securities, the Company's projected cash flows are primarily driven by assumptions regarding the probability of default and the severity associated with those defaults. The Company's default and loss severity rates are based on credit rating, credit analysis, industry analyst reports and forecasts, Moody’s historical default data and any other data relevant to the recoverability of the security. In 2017, the OTTI charges on corporate debt securities were mainly related to significant loss severity, unrealized foreign exchange losses on certain securities where forecasted recovery was uncertain, as well as the Company's intent to sell.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

6.	INVESTMENTS (CONTINUED)

CMBS:
The Company's investments in CMBS are diversified and primarily rated AA or better, with a weighted average estimated subordination percentage of 29% at December 31, 2017 (2016: 36%). Based on discounted cash flows at December 31, 2017, the current level of subordination is sufficient to cover the estimated loan losses on the underlying collateral of the CMBS.
Non-agency RMBS:
For non-agency RMBS, the Company's projected cash flows incorporated underlying data from widely accepted third-party data sources along with certain internal assumptions and judgments regarding the future performance of the security. These assumptions included the following: default, delinquency, loss severity and prepayment rates. The assumptions used to calculate the credit losses in 2017 have not changed significantly since December 31, 2016. At December 31, 2017, the fair value of the Company's non-agency RMBS was $47 million (2016: $57 million), consisting primarily of $34 million (2016: $40 million) of Prime and $8 million (2016: $10 million) of Alt-A MBS. The Company has concluded there are no credit losses anticipated for any of its non-agency RMBS at December 31, 2017, other than those already recorded.
ABS:

The Company's investments in ABS at December 31, 2017 consist mainly of CLO debt tranched securities ("CLO Debt") purchased primarily as new issues during 2015 through 2017.  Of these new issues all had credit ratings of AA or better. The Company utilizes a scenario-based approach to reviewing the CLO Debt portfolio based on the current asset market price. The Company also reviews subordination levels of its securities to determine their ability to absorb credit losses of underlying collateral. If losses are forecast to be below the subordination level for the tranche held by the Company, the security is determined not to be impaired. The Company has concluded that there are no credit losses anticipated for any CLO Debt at December 31, 2017.
Equity Securities
There were no OTTI losses on equity securities in 2017. The OTTI losses on equity securities in 2016 are primarily due to the severity of their unrealized loss positions, for which the Company concluded the forecast recovery period was uncertain. The recognition of such losses does not necessarily indicate that sales will occur or that sales are imminent or planned. At December 31, 2017, the fair value of the Company's equities was $636 million (2016: $639 million), which included $2 million (2016: $12 million) of gross unrealized losses.

g)	Restricted Assets
In order to support the Company's obligations in regulatory jurisdictions where it operates as a non-admitted carrier, the Company provides collateral in the form of assets held in trust and, to a lesser extent, letters of credit (see Note 11(b) 'Debt and Financing Arrangements').
In addition, the Company operates in the Lloyd’s market through its corporate member AXIS Corporate Capital UK Limited, which represents its participation in Syndicate 1686 and Novae Corporate Underwriting Limited, the sole corporate member of Syndicate 2007. Lloyd’s sets capital requirements for corporate members annually through the application of a capital model that is based on regulatory rules pursuant to Directive 2009/138/EC of the European Parliament and of the Council of 25 November 2009 on the taking up and pursuit of business of Insurance and Reinsurance (Solvency II) ("Solvency II").

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

6.	INVESTMENTS (CONTINUED)

The capital provided to support underwriting, or Funds at Lloyd’s ("FAL"), may be satisfied by cash, certain investments and letters of credit provided by approved banks (see Note 12 'Commitments and Contingencies' and Note 21 'Statutory Financial Information').
Further, at December 31, 2017 collateral in trust for third party agreements included $1,120 million of fixed maturities and equity securities, and cash of $55 million held on deposit to support the underwriting activities of Syndicate 2007. At December 31, 2017 collateral in trust for third party agreements included cash of $140 million (2016: $84 million) held on deposit to support the underwriting activities of Syndicate 1686.
The Company's restricted investments and cash primarily consist of high-quality fixed maturity and short-term investment securities. The fair value of the Company's restricted investments and cash primarily relates to these items, as noted in the table below.

At December 31,	2017	2016

Collateral in Trust for inter-company agreements	$3,310,180	$2,877,823
Collateral for secured letter of credit facility	386,451	448,366
Funds at Lloyd's	1,192,717	382,611
Collateral in Trust for third party agreements	2,085,443	508,262
Securities on deposit with regulatory authorities	53,925	50,290
Total restricted investments	$7,028,716	$4,267,352

h)	Reverse Repurchase Agreements

At December 31, 2017, the Company held $37 million (2016: $176 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents on the Company's consolidated balance sheet. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, the Company receives principal and interest income. The Company monitors the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction.

7.	FAIR VALUE MEASUREMENTS

Fair Value Hierarchy

Fair value is defined as the price to sell an asset or transfer a liability (i.e. the "exit price") in an orderly transaction between market participants. U.S. GAAP prescribes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. The level in the hierarchy within which a given fair value measurement falls is determined based on the lowest level input that is significant to the measurement. The hierarchy is broken down into three levels as follows:

•	Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

•
Level 2 - Valuations based on quoted prices in active markets for similar assets or liabilities, quoted prices for identical assets or liabilities in inactive markets, or for which significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

7.	FAIR VALUE MEASUREMENTS (CONTINUED)

•
Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The unobservable inputs reflect the Company's own judgments about assumptions that market participants might use.

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

Accordingly, the degree of judgment exercised by management in determining fair value is greatest for instruments categorized in Level 3. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This may lead the Company to change the selection of valuation technique (from market to cash flow approach) or may cause the Company to use multiple valuation techniques to estimate the fair value of a financial instrument. This circumstance could cause an instrument to be reclassified between levels within the fair value hierarchy.

Valuation Techniques

The valuation techniques, including significant inputs and assumptions generally used to determine the fair values of the Company's financial instruments as well as the classification of the fair values of financial instruments in the fair value hierarchy are described in detail below.

Fixed Maturities

At each valuation date, the Company uses the market approach valuation technique to estimate the fair value of the fixed maturities portfolio, when possible. This market approach includes, but is not limited to, prices obtained from third party pricing services for identical or comparable securities and the use of "pricing matrix models" using observable market inputs such as yield curves, credit risks and spreads, measures of volatility, and prepayment speeds. Pricing from third party pricing services is sourced from multiple vendors, when available, and the Company maintains a vendor hierarchy by asset type based on historical pricing experience and vendor expertise. When prices are unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers who are active in the corresponding markets. The valuation techniques including significant inputs generally used to determine the fair values of the Company's fixed maturities by asset class as well as the classifications of the fair values of these securities in the fair value hierarchy are described in detail below.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

7.	FAIR VALUE MEASUREMENTS (CONTINUED)

Corporate debt

Corporate debt securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. The fair values of these securities are generally determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As the yields for the risk-free yield curve and the spreads are observable market inputs, the fair values of corporate debt securities are classified as Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers to estimate fair value. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, the fair values of these securities are classified as Level 3.

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

CMBS

CMBS include mostly investment-grade bonds originated by non-agencies. The fair values of these securities are determined using a pricing model which uses dealer quotes and other available trade information along with security level characteristics to determine deal specific spreads. As the significant inputs used to price these securities are observable market inputs, the fair values of CMBS securities are classified as Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers to estimate fair value. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, the fair values of these securities are classified as Level 3.

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

ABS

ABS include mostly investment-grade bonds backed by pools of loans with a variety of underlying collateral, including automobile loan receivables, student loans, credit card receivables, and CLO debt originated by a variety of financial institutions. The fair values of these securities are determined using a model which uses prepayment speeds and spreads sourced primarily from the new issue market. As the significant inputs used to price these securities are observable market inputs, the fair values of ABS are classified as Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers to estimate fair value. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, the fair values of these securities are classified as Level 3.

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

Equity Securities

Equity securities include common stocks, exchange-traded funds and bond mutual funds. As the fair values of common stocks and exchange-traded funds are based on unadjusted quoted market prices in active markets, these securities are classified as Level 1. As bond mutual funds have daily liquidity with redemptions based on the Net Asset Values per share ("NAV") of the funds, the fair values of these securities are classified as Level 2.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

7.	FAIR VALUE MEASUREMENTS (CONTINUED)

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

Indirect investments in CLO-Equities are classified as Level 3 as the fair values of these securities are estimated using an income approach valuation technique (discounted cash flow model) due to the lack of observable and relevant trades in secondary markets. Direct investments in CLO-Equities are also classified as Level 3 as the fair values of these securities are estimated using a liquidation valuation.

Overseas deposits include investments in private funds held by Syndicate 2007 in which the underlying investments are primarily U.S. government, Non-U.S. government and corporate fixed maturities. The funds do not trade on an exchange therefore are not included within available for sale investments. As the significant inputs used to price the underlying investments are observable market inputs, the fair values of overseas deposits are classified as Level 2.

Short-Term Investments

Short-term investments primarily comprise highly liquid securities with maturities greater than three months but less than one year from the date of purchase. These securities are classified as Level 2 because these securities are typically not actively traded due to their approaching maturity and, as such, their amortized cost approximates fair value.

Derivative Instruments

Derivative instruments include foreign currency forward contracts, exchange traded interest rate swaps and commodity contracts that are customized to the Company's economic hedging strategies and trade in the over-the-counter derivative market. The fair values of these derivatives are determined using the market approach valuation technique based on significant observable market inputs from third party pricing vendors, non-binding broker-dealer quotes and/or recent trading activity. Accordingly, the fair values of these derivatives are classified as Level 2.

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

Insurance-Linked Securities

Insurance-linked securities comprise an investment in a catastrophe bond. As pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers to estimate the fair values of these securities. Pricing is generally unavailable where there is a low volume of trading activity and current transactions are not orderly. Accordingly, the fair values of these securities are classified as Level 3.

Cash Settled Awards

Cash settled awards comprise restricted stock units that form part of the Company's compensation program. Although the fair values of these awards are determined using observable quoted market prices in active markets, the restricted stock units are not actively traded. Accordingly, the fair values of these liabilities are classified as Level 2.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

7.	FAIR VALUE MEASUREMENTS (CONTINUED)

The tables below present the financial instruments measured at fair value on a recurring basis for the periods indicated:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair value based on NAV practical expedient	Total Fair Value

At December 31, 2017
Assets
Fixed maturities
U.S. government and agency	$1,658,622	$53,847	$—	$—	$1,712,469
Non-U.S. government	—	806,299	—	—	806,299
Corporate debt	—	5,244,969	52,897	—	5,297,866
Agency RMBS	—	2,395,152	—	—	2,395,152
CMBS	—	777,728	—	—	777,728
Non-Agency RMBS	—	46,831	—	—	46,831
ABS	—	1,436,281	—	—	1,436,281
Municipals	—	149,380	—	—	149,380
	1,658,622	10,910,487	52,897	—	12,622,006
Equity securities
Common stocks	25,658	—	—	—	25,658
Exchange-traded funds	427,633	—	—	—	427,633
Bond mutual funds	—	182,220	—	—	182,220
	453,291	182,220	—	—	635,511
Other investments
Hedge funds(1)	—	—	—	363,811	363,811
Direct lending funds	—	—	—	250,681	250,681
Private equity funds	—	—	—	68,812	68,812
Real estate funds	—	—	—	50,009	50,009
Other privately held investments	—	—	46,430	—	46,430
CLO-Equities	—	—	31,413	—	31,413
Overseas deposits	—	198,217	—	—	198,217
	—	198,217	77,843	733,313	1,009,373
Short-term investments	—	83,661	—	—	83,661
Other assets
Derivative instruments (see Note 8)	—	5,125	—	—	5,125
Insurance-linked securities	—	—	25,090	—	25,090
Total Assets	$2,111,913	$11,379,710	$155,830	$733,313	$14,380,766
Liabilities
Derivative instruments (see Note 8)	$—	$2,876	$11,510	$—	$14,386
Cash settled awards (see Note 16)	—	21,535	—	—	21,535
Total Liabilities	$—	$24,411	$11,510	$—	$35,921

(1)	Includes Long/short equity, Multi-strategy and Event-driven funds.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

7.	FAIR VALUE MEASUREMENTS (CONTINUED)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair value based on NAV practical expedient	Total Fair Value

At December 31, 2016
Assets
Fixed maturities
U.S. government and agency	$1,583,106	$72,963	$—	$—	$1,656,069
Non-U.S. government	—	565,834	—	—	565,834
Corporate debt	—	4,524,868	75,875	—	4,600,743
Agency RMBS	—	2,465,135	—	—	2,465,135
CMBS	—	663,176	3,061	—	666,237
Non-Agency RMBS	—	56,921	—	—	56,921
ABS	—	1,204,750	17,464	—	1,222,214
Municipals	—	163,961	—	—	163,961
	1,583,106	9,717,608	96,400	—	11,397,114
Equity securities
Common stocks	78	—	—	—	78
Exchange-traded funds	514,707	—	—	—	514,707
Bond mutual funds	—	123,959	—	—	123,959
	514,785	123,959	—	—	638,744
Other investments
Hedge funds(1)	—	—	—	498,150	498,150
Direct lending funds	—	—	—	134,650	134,650
Private equity funds	—	—	—	81,223	81,223
Real estate funds	—	—	—	13,354	13,354
Other privately held investments	—	—	42,142	—	42,142
CLO-Equities	—	—	60,700	—	60,700
Overseas deposits	—	—	—	—	—
	—	—	102,842	727,377	830,219
Short-term investments	—	127,461	—	—	127,461
Other assets
Derivative instruments (see Note 8)	—	14,365	2,532	—	16,897
Insurance-linked securities	—	—	25,023	—	25,023
Total Assets	$2,097,891	$9,983,393	$226,797	$727,377	$13,035,458
Liabilities
Derivative instruments (see Note 8)	$—	$9,076	$6,500	$—	$15,576
Cash settled awards (see Note 16)	—	48,432	—	—	48,432
Total Liabilities	$—	$57,508	$6,500	$—	$64,008

(1)	Includes Long/short equity, Multi-strategy and Event-driven funds.

During 2017 and 2016, the Company had no transfers between Levels 1 and 2.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

7.	FAIR VALUE MEASUREMENTS (CONTINUED)

Except certain fixed maturities and insurance-linked securities which are priced using broker-dealer quotes (underlying inputs are not available), the following table quantifies the significant unobservable inputs used in estimating fair values at December 31, 2017 for investments classified as Level 3 in the fair value hierarchy.

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

Other investments - CLO-Equities	$29,604	Discounted cash flow	Default rates	3.8%	3.8%
			Loss severity rate	35%	35%
			Collateral spreads	3.0%	3.0%
			Estimated maturity dates	7 years	7 years

	$1,809	Liquidation value	Fair value of collateral	100%	100%
			Discount margin	0.1% - 16.6%	2.8%

Other investments - Other privately held investments	$46,430	Discounted cash flow	Discount rate	6.0% - 8.5%	7.5%

Derivatives - Other underwriting-related derivatives	$(11,510)	Discounted cash flow	Discount rate	2.4%	2.4%

The CLO-Equities market continues to be relatively inactive with only a small number of transactions being observed, particularly as it relates to transactions involving CLO-Equities held by the Company. Accordingly, fair values of investments in CLO-Equities are determined using models. Given that all of the Company's direct investments in CLO-Equities are past their reinvestment period, there is uncertainty regarding the remaining time until maturity. As such the Company's direct investments in CLO-Equities are estimated using a liquidation valuation. Indirect investments in CLO-Equities are valued using a discounted cash flow model prepared by an external manager.

The liquidation valuation is based on the fair values of the net underlying collateral which is determined by applying market discount margins by credit quality bucket. An increase (decrease) in the market discount margin would result in a decrease (increase) in value of the Company's CLO-Equities.

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

On a quarterly basis, the Company's valuation process for CLO-Equities includes a review of the underlying collateral along with related discount margins by credit quality bucket used in the liquidation valuation and a review of the underlying cash flows and key assumptions used in the discounted cash flow model. The above significant unobservable inputs are reviewed and updated based on information obtained from secondary markets, including information received from the managers of the Company's CLO-Equity portfolio. In order to assess the reasonableness of the inputs the Company uses in its models, the Company maintains an understanding of current market conditions, historical results, as well as emerging trends that may impact future cash flows. In addition, the assumptions the Company uses in its models are updated through regular communication with industry participants and ongoing monitoring of the deals in which the Company participates (e.g. default and loss severity rate trends).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

7.	FAIR VALUE MEASUREMENTS (CONTINUED)

Other privately held securities are initially valued at cost which approximates fair value. In subsequent measurement periods, the fair values of these securities are determined using internally developed discounted cash flow models. These models include inputs that are specific to each investment. The inputs used in the fair value measurements include dividend or interest rates and appropriate discount rates. The selection of an appropriate discount rate is judgmental and is the most significant unobservable input used in the valuation of these securities. A significant increase (decrease) in this input in isolation could result in significantly lower (higher) fair value measurement for other privately held securities. Where relevant, the Company also considers the contractual agreements which stipulate methodologies for calculating the dividend rate to be paid upon liquidation, conversion or redemption. In order to assess the reasonableness of the inputs that are used in the discounted cash flow models, the Company maintains an understanding of current market conditions, historical results, as well as investee specific information that may impact future cash flows.

Other underwriting-related derivatives are initially valued at cost which approximates fair value. In subsequent measurement periods, the fair values of these derivatives are determined using internally developed discounted cash flow models which uses appropriate discount rates. The selection of an appropriate discount rate is judgmental and is the most significant unobservable input used in the valuation of these derivatives. A significant increase (decrease) in this input in isolation could result in a significantly lower (higher) fair value measurement for the derivative contracts. In order to assess the reasonableness of the inputs the Company uses in the discounted cash flow model, the Company maintains an understanding of current market conditions, historical results, as well as contract specific information that may impact future cash flows.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

7.	FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents changes in Level 3 for financial instruments measured at fair value on a recurring basis for the periods indicated:

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in net income(1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gain/loss (3)

Year ended December 31, 2017
Fixed maturities
Corporate debt	$75,875	$2,324	$(2,721)	$(503)	$(1,524)	$17,062	$(22,903)	$(14,713)	$52,897	$—
CMBS	3,061	—	—	—	—	—	—	(3,061)	—	—
ABS	17,464	—	(18,949)	—	1,485	—	—	—	—	—
	96,400	2,324	(21,670)	(503)	(39)	17,062	(22,903)	(17,774)	52,897	—
Other investments
Other privately held investments	42,142	—	—	1,584	—	2,704	—	—	46,430	1,584
CLO-Equities	60,700	—	—	2,558	—	—	—	(31,845)	31,413	2,558
	102,842	—	—	4,142	—	2,704	—	(31,845)	77,843	4,142
Other assets
Derivative instruments	2,532	—	—	653	—	—	—	(3,185)	—	—
Insurance-linked securities	25,023	—	—	67	—	—	—	—	25,090	67
	27,555	—	—	720	—	—	—	(3,185)	25,090	67
Total assets	$226,797	$2,324	$(21,670)	$4,359	$(39)	$19,766	$(22,903)	$(52,804)	$155,830	$4,209

Other liabilities
Derivative instruments	6,500	—	—	9,320	—	12,472	—	(16,782)	11,510	(962)
Total liabilities	$6,500	$—	$—	$9,320	$—	$12,472	$—	$(16,782)	$11,510	$(962)

Year ended December 31, 2016
Fixed maturities
Corporate debt	$38,518	$5,733	$(4,955)	$(1,037)	$1,296	$48,298	$(4,371)	$(7,607)	$75,875	$—
CMBS	10,922	—	(2,516)	—	(192)	—	—	(5,153)	3,061	—
ABS	—	—	—	—	(917)	18,381	—	—	17,464	—
	49,440	5,733	(7,471)	(1,037)	187	66,679	(4,371)	(12,760)	96,400	—
Other investments
Other privately held investments	—	—	—	(2,263)	—	44,405	—	—	42,142	(2,263)
CLO-Equities	27,257	36,378	—	18,976	—	—	—	(21,911)	60,700	18,976
	27,257	36,378	—	16,713	—	44,405	—	(21,911)	102,842	16,713
Other assets
Derivative instruments	4,395	—	—	6,772	—	1,289	—	(9,924)	2,532	1,200
Insurance-linked securities	24,925	—	—	98	—	—	—	—	25,023	98
	29,320	—	—	6,870	—	1,289	—	(9,924)	27,555	1,298
Total assets	$106,017	$42,111	$(7,471)	$22,546	$187	$112,373	$(4,371)	$(44,595)	$226,797	$18,011

Other liabilities
Derivative instruments	10,937	—	—	1,862	—	2,723	—	(9,022)	6,500	(654)
Total liabilities	$10,937	$—	$—	$1,862	$—	$2,723	$—	$(9,022)	$6,500	$(654)

(1)
Gains and losses included in net income on fixed maturities are included in net realized investment gains (losses). Gains and (losses) included in net income on other investments are included in net investment income. Gains (losses) on weather derivatives and other underwriting-related derivatives included in net income are included in other insurance-related income.

(2)	Gains and losses included in other comprehensive income ("OCI") on fixed maturities are included in unrealized gains (losses) arising during the period.

(3)	Change in unrealized investment gain (loss) relating to assets held at the reporting date.

The transfers into and out of fair value hierarchy levels reflect the fair values of the securities at the end of the reporting period.

Transfers into Level 3 from Level 2

The transfers into Level 3 from Level 2 made during 2017 were primarily due to the lack of observable market inputs and multiple quotes from pricing vendors and broker-dealers for certain fixed maturities.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

7.	FAIR VALUE MEASUREMENTS (CONTINUED)

The transfers to Level 3 from Level 2 made during 2016 were primarily due to the lack of observable market inputs and multiple quotes from pricing vendors and broker-dealers for certain fixed maturities and as a result of a change in the valuation methodology used to fair value the CLO-equity fund. An income approach valuation technique (discounted cash flow model) was used to estimate the fair value of the CLO-equity fund at December 31, 2016. As the NAV practical expedient was not used to determine the fair value of the CLO-equity fund, the fair value of the fund was categorized within the fair value hierarchy.

Transfers out of Level 3 into Level 2

The transfers into Level 2 from Level 3 made during 2017 and 2016 were primarily due to the availability of observable market inputs and quotes from pricing vendors on certain fixed maturities.

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

If there is a reporting lag between the current period end and reporting date of the latest available fund valuation for any hedge fund, the Company estimates fair values by starting with the most recently available fund valuation and adjusting for return estimates as well as any subscriptions, redemptions and distributions that took place during the current period. Return estimates are obtained from the relevant fund managers. Accordingly, the Company does not typically have a reporting lag in fair value measurements of these funds. Historically, the Company's valuation estimates incorporating these return estimates have not significantly diverged from the subsequently received NAVs.

For direct lending funds, private equity funds, real estate funds and two of the Company's hedge funds, valuation statements are typically released on a three month reporting lag therefore the Company estimates the fair value of these funds by starting with the prior quarter-end fund valuations and adjusting for capital calls, redemptions, drawdowns and distributions. Return estimates are not available from the relevant fund managers for these funds. Accordingly, the Company typically has a reporting lag in fair value measurements of these funds. In 2017, funds reported on a lag represented 44% (2016: 35%) of the Company's total other investments balance.

The Company often does not have access to financial information relating to the underlying securities held within the funds, therefore management is unable to corroborate the fair values placed on the securities underlying the asset valuations provided by fund managers or fund administrators. In order to assess the reasonableness of the NAVs, the Company performs a number of monitoring procedures on a quarterly basis, to assess the quality of the information provided by fund managers and fund administrators. These procedures include, but are not limited to, regular review and discussion of each fund's performance with its manager, regular evaluation of fund performance against applicable benchmarks and the backtesting of the Company's fair value estimates against subsequently received NAVs. Backtesting involves comparing the Company's previously reported fair values for each fund against NAVs per audited financial statements (for year-end values) and final NAVs from fund managers and fund administrators (for interim values).

The fair values of hedge funds, direct lending funds, private equity funds and real estate funds are measured using the NAV practical expedient, therefore the fair values of these funds have not been categorized within the fair value hierarchy.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

7.	FAIR VALUE MEASUREMENTS (CONTINUED)

Financial Instruments Disclosed, But Not Carried, at Fair Value

The fair value of financial instruments accounting guidance also applies to financial instruments disclosed, but not carried, at fair value, except for certain financial instruments, including insurance contracts.

The carrying values of cash and cash equivalents (including restricted amounts), accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated their fair values at December 31, 2017, due to their respective short maturities. As these financial instruments are not actively traded, their fair values are classified as Level 2.

The carrying value of mortgage loans held-for-investment approximated their fair value at December 31, 2017. The fair values of mortgage loans are primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk, or are determined from pricing for similar loans. As mortgage loans are not actively traded their fair values are classified as Level 3.

At December 31, 2017, senior notes are recorded at amortized cost with a carrying value of $1,341 million (2016: $993 million) and a fair value of $1,412 million (2016: $1,050 million). The fair values of the senior notes are based on prices obtained from a third party pricing service and are determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As these spreads and the yields for the risk-free yield curve are observable market inputs, the fair values of senior notes are classified as Level 2.

At December 31, 2017, notes payable are recorded at amortized cost with a carrying value of $36 million and a fair value of $36 million. The fair values of the notes payable are primarily determined by estimating expected future cash flows and discounting them using current interest rates for notes payable with similar credit risk. As notes payable are not actively traded their fair values are classified as Level 3.

The balance sheet classification of derivatives recorded at fair value is shown in the following table. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and is presented in the table to quantify the volume of the Company's derivative activities. Notional amounts are not reflective of credit risk.

None of the Company's derivative instruments are designated as hedges under current accounting guidance.

	At December 31, 2017			At December 31, 2016
	Derivative Notional Amount	Asset Derivative Fair Value(1)	Liability Derivative Fair Value(1)	Derivative Notional Amount	Asset Derivative Fair Value(1)	Liability Derivative Fair Value(1)

Relating to investment portfolio:
Foreign exchange forward contracts	$137,422	$10	$619	$195,979	$12,331	$87
Interest rate swaps	191,000	448	1,556	—	—	—

Relating to underwriting portfolio:
Foreign exchange forward contracts	698,959	4,667	701	492,899	2,034	8,989
Weather-related contracts	—	—	—	67,957	2,532	6,500
Commodity contracts	—	—	—	—	—	—
Other underwriting-related contracts	85,000	—	11,510	—	—	—
Total derivatives		$5,125	$14,386		$16,897	$15,576

(1)	Asset and liability derivatives are classified within other assets and other liabilities on the Consolidated Balance Sheets.

Offsetting Assets and Liabilities

The Company's derivative instruments are generally traded under International Swaps and Derivatives Association master netting agreements, which establish terms that apply to all transactions. In the event of a bankruptcy or other stipulated event, master netting agreements provide that individual positions be replaced with a new amount, usually referred to as the termination amount, determined by taking into account market prices and converting into a single currency. Effectively, this contractual close-out netting reduces credit exposure from gross to net exposure. A reconciliation of gross derivative assets and liabilities to the net amounts presented in the Consolidated Balance Sheets, with the difference being attributable to the impact of master netting agreements, is shown in the following table.

	December 31, 2017			December 31, 2016
	Gross Amounts	Gross Amounts Offset	Net Amounts(1)	Gross Amounts	Gross Amounts Offset	Net Amounts(1)

Derivative assets	$8,178	$(3,053)	$5,125	$22,270	$(5,373)	$16,897
Derivative liabilities	$17,439	$(3,053)	$14,386	$20,949	$(5,373)	$15,576

(1)	Net asset and liability derivatives are classified within other assets and other liabilities on the Consolidated Balance Sheets.

For information on reverse repurchase agreements see Note 6 'Investments'.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

8.	DERIVATIVE INSTRUMENTS

a) Relating to Investment Portfolio
Foreign Currency Risk
Within the investment portfolio the Company is exposed to foreign currency risk. Accordingly, the fair values for the investment portfolio are partially influenced by the change in foreign exchange rates. The Company may enter into foreign currency forward contracts to manage the effect of this foreign currency risk. These foreign currency hedging activities are not designated as specific hedges for financial reporting purposes.
Interest Rate Risk
The Company's investment portfolio contains a large percentage of fixed maturities which expose it to significant interest rate risk. As part of overall management of this risk, the Company may use interest rate swaps.
b) Relating to Underwriting Portfolio
Foreign Currency Risk
The Company's (re)insurance subsidiaries and branches operate in various foreign countries. Consequently, some of its business is written in currencies other than the U.S. dollar therefore, the underwriting portfolio is exposed to significant foreign currency risk. The Company manages foreign currency risk by seeking to match its foreign-denominated net liabilities under (re)insurance contracts with cash and investments that are denominated in such currencies. The Company may also use derivative instruments, specifically forward contracts and currency options, to economically hedge foreign currency exposures.
Weather Risk

During 2013, the Company began to write derivative-based risk management products designed to address weather risks with the objective of generating profits on a portfolio basis. The majority of this business consists of receiving a payment at contract inception in exchange for bearing the risk of variations in a quantifiable weather-related phenomenon, such as temperature. Where a client wishes to minimize the upfront payment, these transactions may be structured as swaps or collars. In general, the Company's portfolio of such derivative contracts is of short duration, with contracts being predominantly seasonal in nature. In order to economically hedge a portion of this portfolio, the Company may also purchase weather derivatives. Effective July 1, 2017, the Company no longer writes derivative-based risk management products which address weather risks.

Commodity Risk

Within the Company's (re)insurance portfolio it is exposed to commodity price risk. The Company may hedge a portion of this price risk by entering into commodity derivative contracts.

Other Underwriting-Related Risks

The Company enters into insurance and reinsurance contracts that are accounted for as derivatives. These insurance or reinsurance contracts provide indemnification to an insured or cedant as a result of a change in a variable as opposed to an identifiable insurable event. The Company considers these contracts to be part of its underwriting operations.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

8.	DERIVATIVE INSTRUMENTS (CONTINUED)

The total unrealized and realized gains (losses) recognized in net income for derivatives not designated as hedges are shown in the following table:

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative

		2017	2016	2015

Relating to investment portfolio:
Foreign exchange forward contracts	Net realized investment gains (losses)	$(6,935)	$10,929	$11,265
Interest rate swaps	Net realized investment gains (losses)	(1,334)	—	(4,006)
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange gains (losses)	25,383	(8,179)	(25,412)
Weather-related contracts	Other insurance related income (loss)	(9,629)	4,910	(3,005)
Commodity contracts	Other insurance related income (loss)	—	(2,382)	(1,814)
Other underwriting-related contracts	Other insurance related income (loss)	1,476	—	—
Total		$8,961	$5,278	$(22,972)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

9.	RESERVE FOR LOSSES AND LOSS EXPENSES

Reserving Methodology

The reserving process begins with the collection and analysis of paid and incurred claim data for each of the Company's segments. The segmental data is disaggregated by reserving class and further disaggregated by underwriting year (i.e. the year in which the contract generating the premium and losses incepted). Underwriting year information is used to analyze business and subsequently allocate reserves to the respective accident years. Reserve classes are selected to ensure that the underlying contracts have homogeneous loss development characteristics, while remaining large enough to make the estimation of trends credible. This data, in addition to industry benchmarks, serves as a key input to many of the methods employed by the Company's actuaries. The relative weights assigned to its own historical loss data versus industry data vary according to the length of the development profile for the reserving class being evaluated. (See 'Net Incurred and Paid Claims Development Tables By Accident Year' below for further details by reserve class.)

The following tables reconcile reserve classes to the lines of business categories and the expected claim tails:

Insurance Segment
Reported Lines of Business

Reserve Classes	Tail	Property	Marine	Terrorism	Aviation	Credit and Political Risk	Professional Lines	Liability	Accident and Health	Discontinued lines - Novae

Property and Other	Short	X		X					X	X
Marine	Short		X
Aviation	Short				X
Credit and Political Risk	Medium					X
Professional Lines	Medium						X			X
Liability	Long							X		X

Reinsurance Segment
Reported Lines of Business

Reserve Classes	Tail	Catastrophe	Property	Credit and Surety	Professional Lines	Motor	Liability	Engineering	Agriculture	Marine and Other	Discontinued lines - Novae

Property and Other	Short	X	X					X	X	X	X
Credit and Surety	Medium			X
Professional Lines	Medium				X
Motor	Long					X					X
Liability	Long						X				X

The Company has presented separate loss development tables for the Aviabel and Novae business prospectively from the date of acquisition.

Multiple actuarial methods are available to estimate ultimate losses. Each method has its own assumptions and its own advantages and disadvantages, with no single estimation method being better than the others in all situations and no one set of assumption variables being meaningful for all reserve classes. The relative strengths and weaknesses of the particular estimation methods when applied to a particular group of claims can also change over time.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

The following is a brief description of the reserve estimation methods commonly employed by the Company's actuaries:

•
Expected Loss Ratio Method ("ELR Method"): This method estimates ultimate losses for an accident year or underwriting year by applying an expected loss ratio to the earned or written premium for that year. Generally, expected loss ratios are based on one or more of (a) an analysis of historical loss experience to date, (b) pricing information and (c) industry data, adjusted as appropriate, to reflect changes in rates and terms and conditions. This method is insensitive to actual incurred losses for the accident year or underwriting year in question and is, therefore, often useful in the early stages of development when very few losses have been incurred. Conversely, the lack of sensitivity to incurred/paid losses for the accident year or underwriting year in question means that this method is usually inappropriate in later stages of an accident year or underwriting year’s development.

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

•
Bornhuetter-Ferguson Method ("BF Method"): This method can be seen as a combination of the ELR and Loss Development Methods, under which the Loss Development Method is given progressively more weight as an accident year or underwriting year matures. The main advantage of the BF Method is that it provides a more stable estimate of ultimate losses than the Loss Development Method at earlier stages of development, while remaining more sensitive to emerging loss development than the ELR Method. In addition, the BF Method allows for the incorporation of external market information through the use of expected loss ratios, whereas the Loss Development Method does not incorporate such information.

As part of the loss reserve review process, the Company's actuaries employ the estimation method(s) that they believe will produce the most reliable estimate of ultimate losses, at that particular evaluation date, for each reserve class and accident year or underwriting year combination. Often, this is a blend (i.e. weighted average) of the results of two or more appropriate actuarial methods. These ultimate loss estimates are generally utilized to evaluate the adequacy of ultimate loss estimates for previous accident or underwriting years, as established in the prior reporting period. For the initial estimate of the current accident or underwriting year, the available claim data is typically insufficient to produce a reliable estimate of ultimate losses. As a result, initial estimates for an accident or underwriting year are generally based on the ELR Method for longer tailed lines and a BF Method for shorter tailed lines. The initial ELR for each reserve class is established collaboratively by actuaries, underwriters and management at the start of the year as part of the planning process, taking into consideration prior accident years’ or underwriting years' experience and industry benchmarks, adjusted after considering factors such as exposure trends, rate differences, changes in contract terms and conditions, business mix changes and other known differences between the current year and prior accident or underwriting years. The initial expected loss ratios for a given accident or underwriting year may be modified over time if the underlying assumptions, such as loss development or premium rate changes, differ from the original assumptions.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

The use of the above actuarial methods requires the Company to make certain explicit assumptions, the most significant of which are: (1) expected loss ratios and (2) loss development patterns.
In earlier years, significant reliance was placed on industry benchmarks in establishing expected loss ratios and loss development patterns. Over time, more reliance has been placed on historical loss experience in establishing these ratios and patterns where the Company believes the weight of its own actual experience has become sufficiently credible for consideration. In establishing expected loss ratios for the insurance segment, consideration is given to a number of other factors, including exposure trends, rate adequacy on new and renewal business, ceded reinsurance costs, changes in claims emergence and underwriters’ view of terms and conditions in the market environment. For the reinsurance segment, expected loss ratios are based on a contract-by-contract review, which considers information provided by clients together with estimates provided by underwriters and actuaries about the impact of changes in pricing, terms and conditions and coverage. Market experience of some classes of business as compiled and analyzed by an independent actuarial firm has also been considered, as appropriate. The weight given to experience differs for each of the three claim tails.

Short-tail business generally includes exposures for which losses are usually known and paid within a relatively short period of time after the underlying loss event has occurred. The majority of development for an accident year or underwriting year is expected to be recognized in the subsequent one to three years. The key actuarial assumptions for short-tail business in early accident years were primarily developed with reference to industry benchmarks for both expected loss ratios and loss development patterns. As the Company's own historical loss experience amassed, it gained credibility and became relevant for consideration in establishing these key actuarial assumptions. As a result, the Company gradually increased the weighting assigned to its own historical experience in selecting the expected loss ratios and loss development patterns utilized to establish estimates of ultimate losses for an accident year. Due to the relatively short reporting and settlement patterns for short-tail business, more weight is generally placed upon experience-based methods and other qualitative considerations in establishing reserves for both recent and more mature accident years.

Medium-tail business generally has claim reporting and settlement periods longer than those of short-tail reserve classes. For the Company's earliest accident and underwriting years, initial key actuarial expected loss ratio and loss development assumptions were established utilizing industry benchmarks. Due to the longer claim tail, the length of time required to develop its own credible loss history for use in the reserve process is greater for medium-tail business than for short-tail business. As a result, the number of years where the Company has relied heavily on industry benchmarks to establish its key actuarial assumptions is greater for medium-tail business.

The claim tails for long-tail business, in contrast to short and medium-tail business, is expected to be notably longer, as claims are often reported and ultimately paid or settled years, or even decades, after the related loss events occur. As a general rule, estimates of accident year or underwriting year ultimate losses for long-tail business are notably more uncertain than those for short and medium-tail business. To date, key actuarial assumptions for long-tail business have been derived extensively from industry benchmarks supplemented with the Company own historical experience. Given the Company's relatively short operating history in comparison to the development tail for this business, the Company does not believe that its own historical loss development for long-tail business has amassed an appropriate volume to serve as a fully credible input into the key actuarial assumptions previously outlined. While industry benchmarks that the Company believes reflect the nature and coverage of its business are considered, actual loss experience may differ from the benchmarks based on industry averages. Due to the length of the development tail for this business, reserve estimates for most accident years and underwriting years are predominantly based on the BF or ELR method and the consideration of qualitative factors.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

The Company cannot estimate losses from widespread catastrophic events, such as hurricanes and earthquakes, using the traditional actuarial methods described above. Rather, loss reserves for such events are estimated by management in collaboration with actuaries, claim handlers and underwriters after a catastrophe occurs by completing an in-depth analysis of individual contracts which may potentially be impacted by the catastrophic event. This in-depth analysis may rely on several sources of information, including:

•	estimates of the size of insured industry losses from the catastrophic event and the Company's corresponding market share;

•	a review of portfolio of contracts performed to identify those contracts which may be exposed to the catastrophic event;

•	a review of modeled loss estimates based on information previously reported by customers and brokers, including exposure data obtained during the underwriting process;

•	discussions of the impact of the event with customers and brokers and

•	catastrophe bulletins published by various independent statistical reporting agencies.

A blend of these information sources is generally used to arrive at aggregate estimates of the ultimate losses arising from the catastrophic event. In subsequent reporting periods, changes in paid and incurred losses in relation to each significant catastrophe are reviewed and adjustments are made to estimates of ultimate losses for each event if there are developments that are different from previous expectations. Adjustments are recorded in the period in which they are identified.

The Company's reserving process involves the collaboration of underwriting, claims, actuarial, legal, ceded reinsurance and finance departments, includes various segmental committee meetings and culminates with the approval of a single point best estimate by the Company's Group Reserving Committee, which comprises senior management. In selecting this best estimate, management considers actuarial estimates and applies informed judgment regarding qualitative factors that may not be fully captured in these actuarial estimates. Such factors include, but are not limited to: the timing of the emergence of claims, volume and complexity of claims, social and judicial trends, potential severity of individual claims and the extent of internal historical loss data versus industry information. While these qualitative factors are considered in arriving at the point estimate, no specific provisions for qualitative factors are established.

Reserve for Losses and Loss Expenses

Gross reserve for losses and loss expenses comprise the following:

As of December 31,	2017	2016

Reserve for reported losses and loss expenses	$5,137,659	$3,358,514
Reserve for losses incurred but not reported	7,859,894	6,339,313
Reserve for losses and loss expenses	$12,997,553	$9,697,827

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reserve Roll-Forward

The following table presents a reconciliation of beginning and ending gross reserve for losses and loss expenses and net reserve for unpaid losses and loss expenses for the years indicated:

Year ended December 31,	2017	2016	2015

Gross reserve for losses and loss expenses, beginning of year	$9,697,827	$9,646,285	$9,596,797
Less reinsurance recoverable on unpaid losses, beginning of year	(2,276,109)	(2,031,309)	(1,890,280)
Net reserve for unpaid losses and loss expenses, beginning of year	7,421,718	7,614,976	7,706,517

Net incurred losses and loss expenses related to:
Current year	3,487,826	2,496,574	2,419,247
Prior years	(200,054)	(292,377)	(243,048)
	3,287,772	2,204,197	2,176,199
Net paid losses and loss expenses related to:
Current year	(703,796)	(428,153)	(343,063)
Prior years	(1,880,882)	(1,763,696)	(1,709,659)
	(2,584,678)	(2,191,849)	(2,052,722)

Foreign exchange and other	1,713,227	(205,606)	(215,018)

Net reserve for unpaid losses and loss expenses, end of year	9,838,039	7,421,718	7,614,976
Reinsurance recoverable on unpaid losses, end of year	3,159,514	2,276,109	2,031,309
Gross reserve for losses and loss expenses, end of year	$12,997,553	$9,697,827	$9,646,285

The Company writes business with loss experience generally characterized as low frequency and high severity in nature, which can result in volatility in its financial results. During 2017, 2016 and 2015, respectively, the Company recognized net losses and loss expenses, net of reinstatement premiums, of $835 million, $204 million and $100 million attributable to catastrophe and weather-related events.

The transfer of the insurance business of AXIS Specialty Australia to a reinsurer was approved by the Irish High Court on February 1, 2017 and the Federal Court of Australia of February 10, 2017. Consequently, the insurance policies, assets and liabilities of AXIS Specialty Australia were transferred to the reinsurer with effect from February 13, 2017. This resulted in the reduction of reserves for losses and loss expenses by $223 million and a reduction in reinsurance recoverables on unpaid and paid losses by $223 million.

On April 1, 2017, the Company acquired 100% ownership interest in Aviabel. At December 31, 2017, foreign exchange and other included reserves for losses and loss expenses of $79 million and reinsurance recoverables on unpaid and paid losses of $5 million related to this acquisition.

On October 2, 2017, the Company acquired 100% ownership interest in Novae. At December 31, 2017, foreign exchange and other included reserves for losses and loss expenses of $2,126 million and reinsurance recoverables on unpaid and paid losses of $788 million related to this acquisition.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

During April 2016, the Company entered into a quota share and adverse development cover reinsurance agreement, a retroactive contract which was deemed to have met the established criteria for retroactive reinsurance accounting. At December 31, 2016, foreign exchange and other included reinsurance recoverables of $150 million related to this reinsurance agreement.

Prior Year Development

Prior year reserve development arises from changes to loss and loss expense estimates related to loss events that occurred in previous calendar years. Such development is summarized by segment in the following table:

	Insurance	Reinsurance	Total

Year ended December 31, 2017	$48,969	$151,085	$200,054
Year ended December 31, 2016	55,905	236,472	292,377
Year ended December 31, 2015	23,447	219,601	243,048

Short-tail business

Short-tail business includes the underlying exposures in property and other, marine and aviation reserve classes within the insurance segment and the property and other reserve class within the reinsurance segment.

Development from these classes contributed $60 million, $148 million and $152 million total net favorable prior year reserve development in 2017, 2016 and 2015, respectively, and primarily reflected the recognition of better than expected loss emergence in the years.

Medium-tail business

Medium-tail business consists primarily of insurance and reinsurance professional reserve classes, credit and political risk insurance reserve class, and credit and surety reinsurance reserve class.

The reinsurance professional reserve class recognized $44 million, $30 million and $38 million of net favorable prior year development in 2017, 2016 and 2015, respectively. The net favorable prior year loss developments on this reserve class continued to reflect the generally favorable experience on earlier accident years as the Company continued to transition to more experience based methods. As loss experience on these accident years has generally been better than expected, this resulted in the recognition of net favorable prior year reserve development.

The insurance professional reserve class recorded net favorable prior year development of $26 million in 2017 reflecting the generally favorable experience on earlier accident years as the Company transitions to more experienced based methods. As loss experience has generally been better than expected, this resulted in the recognition of net favorable prior year reserve development. The insurance professional reserve class recorded net favorable prior year reserve development of $14 million in 2016, also driven by overall better than expected development. The insurance professional reserve class recorded adverse prior year development of $14 million in 2015 due to reserve strengthening on the Australian book of business during the three months ended September 30, 2015.

The reinsurance credit and surety reserve class recorded net favorable prior year reserve development of $33 million, $10 million, and $27 million in 2017, 2016, and 2015, respectively due to the recognition of generally better than expected loss emergence.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

The credit and political risk reserve class recorded net adverse development of $15 million in 2015 primarily related to an increase in loss estimates for one specific claim.

Long-tail business

Long-tail business consists primarily of liability and motor reserve classes.

The motor reserve class contributed net favorable prior year reserve development of $1 million, $55 million and $37 million, in 2017, 2016 and 2015, respectively. The net favorable prior year reserve development on the motor reserve class in 2016 and 2015 related to favorable loss emergence trends on several classes of business spanning multiple accident years. Net favorable prior year development in 2017 was impacted by the U.K. Ministry of Justice's announcement of a decrease in the discount rate used to calculate lump sum awards in U.K. bodily injury cases, known as the Ogden Rate. Effective March 20, 2017, the Ogden rate changed from plus 2.5% to minus 0.75%.

The reinsurance liability reserve classes contributed net favorable prior year development of $43 million, $44 million and $46 million in 2017, 2016 and 2015, respectively. The net favorable prior year development primarily reflected the progressively increased weight given by management to the generally favorable emerging loss experience on earlier accident years.

This favorable prior year development was partially offset by net adverse prior year development in the insurance liability reserve class of $8 million, $8 million and $27 million in 2017, 2016 and 2015, respectively, primarily related to reserve strengthening within the excess casualty book. In particular, the adverse development during 2015 was mainly driven by a higher frequency of large auto liability claims.

At December 31, 2017 net reserve for losses and loss expenses includes estimated amounts for numerous catastrophe events. The magnitude and/or complexity of losses arising from certain of these events, in particular Hurricanes Harvey, Irma and Maria, the two earthquakes in Mexico and the wildfires in Northern and Southern California in 2017, inherently increases the level of uncertainty and, therefore, the level of management judgment involved in arriving at estimated net reserves for losses and loss expenses. As a result, actual losses for these events may ultimately differ materially from current estimates.

Net Incurred and Paid Claims Development Tables By Accident Year

The following tables present net incurred and paid claims development by accident year, total incurred-but-not-reported liabilities plus expected development on reported claims, cumulative reported claims frequency and claims duration for each reserve class. The development triangles are presented on an accident year basis for both the insurance and reinsurance segments. The Company does not discount unpaid losses and loss expense reserves.

Non-U.S. dollar denominated loss data is converted to U.S. dollar at the rates of exchange in effect at the balance sheet date for material underlying currencies. Fluctuations in currency exchange rates may cause material shifts in loss development. Reserves for losses and loss expenses, disclosed in the Consolidated Balance Sheets, are also revalued using the exchange rate at the balance sheet date.

The Company has presented separate loss development tables for the Aviabel and Novae business prospectively from the date of acquisition. The prospective treatment for the acquisition of Aviabel and Novae was adopted primarily due to the data necessary to produce the loss development tables by accident year not being available prior to the acquisition date. With regard to establishing the fair value of reserves for losses and loss expenses for Novae at the acquisition date, weight was given to the observable value of these reserves based on a Reinsurance to Close (“RITC”) transaction of the Syndicate’s 2015 and prior years of account, which was completed prior to the allocation of purchase price. Management made no change to the initial estimate when establishing its best estimate of reserves for losses and loss expenses at December 31, 2017. This is consistent with the Company's general approach of recognizing all or part of the anticipated cost of third party liability commutations if the transaction has either completed or is considered sufficiently likely to be completed in the near term.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

To the extent that the Company enters into a disposition, the effects of the disposition are reported on a retrospective basis by removing the balances associated with the disposed of business.

There are many considerations in establishing loss reserves and an attempt to evaluate loss reserves using solely the data presented in these tables could be misleading. The Company cautions against mechanical application of standard actuarial methodologies to project ultimate losses using data presented in this disclosure.

Insurance Segment

The reporting of cumulative claims frequency for the reserve classes within the insurance segment has been measured by counting the number of unique claim references including claim references assigned to nil and nominal case reserves. Claim references are grouped by claimant by loss event for each class of business. For certain insurance facilities and business produced by managing general agents where underlying data is reported to the Company in an aggregated format, the information necessary to provide cumulative claims frequency is not available therefore reporting of claims frequency is deemed to be impracticable.

Insurance Property and Other

This reserve class includes property, terrorism as well as accident and health.

The property line of business provides physical loss or damage, business interruption and machinery breakdown cover for virtually all types of property, including commercial buildings, residential premises, construction projects and onshore energy installations. This line of business includes both primary and excess risks, some of which are catastrophe-exposed.

The terrorism line of business provides cover for physical damage and business interruption of an insured following an act of terrorism and includes kidnap & ransom, and crisis management insurance.

The accident and health line of business includes accidental death, travel insurance and specialty health products for employer and affinity groups, as well as accident and health reinsurance for catastrophic or per life events on a quota share and/or excess of loss basis, with aggregate and/or per person deductibles. The accident and health line of business has contributed an increasing portion of the premium earned within this reserve class since 2010 with a large increase in reported claims observed from 2012. In particular, an increase in limited benefits medical business written in 2017 has resulted in a significant increase in reported claims observed in that year.

In general, reporting and payment patterns are relatively short-tailed although they can be volatile due to the incidence of catastrophe events.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance Property and Other
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										At December 31, 2017
	For the Years Ended December 31,										Total of Incurred-But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016	2017
2008	$312,164	$260,206	$251,722	$242,139	$226,472	$225,007	$220,616	$218,851	$217,846	$216,806	$982	1,573
2009		117,662	99,367	89,993	82,683	80,718	78,501	78,720	78,368	78,623	971	1,483
2010			175,554	155,343	147,881	122,472	116,888	116,020	115,740	115,289	687	2,310
2011				380,921	356,524	333,911	313,281	310,404	309,197	309,638	2,836	3,737
2012					461,790	472,088	448,763	428,524	424,475	418,869	9,739	27,701
2013						419,392	414,394	387,093	381,550	380,800	6,117	51,238
2014							463,732	459,996	436,130	417,691	6,539	60,151
2015								373,256	373,071	355,883	12,284	43,790
2016									523,086	574,267	40,961	66,488
2017										939,565	333,630	237,332
									Total	$3,807,431

Insurance Property and Other
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016	2017
2008	$76,558	$150,470	$172,320	$184,038	$211,002	$213,569	$215,628	$215,121	$215,071	$214,663
2009		31,379	60,166	68,768	72,622	73,538	74,636	76,865	77,187	77,466
2010			48,624	87,059	95,747	106,593	110,785	110,934	110,709	110,763
2011				87,525	217,578	277,260	299,567	298,766	298,559	299,248
2012					107,358	278,870	343,503	366,854	374,485	379,696
2013						129,157	304,207	347,531	361,209	372,338
2014							169,961	341,023	393,868	401,482
2015								123,126	281,377	317,850
2016									174,455	442,007
2017										314,839
Total										2,930,352

All outstanding liabilities before 2008, net of reinsurance										3,875

Liabilities for claims and claim adjustment expenses, net of reinsurance										$880,954

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance Property and Other
Average annual percentage payout of incurred claims by age, net of reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
34.4%	40.6%	12.2%	5.4%	3.6%	0.8%	0.9%	0.1%	0.2%	(0.2)%

Insurance Marine

This reserve class includes the marine line of business which provides cover for traditional marine classes, including offshore energy, cargo, liability, recreational marine, fine art, specie as well as hull and war. Offshore energy includes physical damage, business interruption, operators extra expense and liability coverage for all aspects of offshore upstream energy, from exploration and construction through the operation and distribution phases. The complex nature of claims arising under marine policies tends to result in reporting and payment patterns that are longer than those of the property and other class. Exposure to natural perils such as windstorm and earthquake can result in volatility.

Insurance Marine
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										At December 31, 2017
	For the Years Ended December 31,										Total of Incurred-But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016	2017
2008	$99,618	$106,731	$101,872	$100,793	$93,587	$87,201	$83,432	$83,051	$82,789	$82,848	$381	516
2009		80,665	74,298	69,932	64,601	57,213	55,027	53,622	52,523	52,428	528	477
2010			68,603	70,685	66,639	53,574	51,663	48,823	47,397	45,785	735	472
2011				90,659	78,611	72,463	65,697	65,707	65,919	68,008	1,549	603
2012					89,703	82,729	68,842	70,942	71,917	74,541	12,824	700
2013						80,034	101,276	96,722	97,777	83,064	4,121	733
2014							59,665	44,562	48,471	44,439	7,167	799
2015								158,697	139,931	136,608	16,023	915
2016									86,324	78,864	19,460	1,372
2017										74,639	48,739	1,772
									Total	$741,224

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance Marine
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016	2017
2008	$14,357	$52,697	$69,114	$77,203	$78,313	$82,043	$82,128	$82,259	$82,339	$82,344
2009		17,431	30,364	39,699	43,243	45,286	45,896	48,430	48,712	49,060
2010			18,062	28,771	33,392	42,554	45,373	46,150	47,088	43,587
2011				26,417	44,168	54,874	57,972	59,816	60,523	64,750
2012					10,730	38,560	44,858	49,631	50,448	52,833
2013						19,313	44,437	55,414	63,637	66,326
2014							6,363	15,277	26,831	26,977
2015								21,467	54,845	108,071
2016									12,497	32,038
2017										10,061
Total										536,047

All outstanding liabilities before 2008, net of reinsurance										8,213

Liabilities for claims and claim adjustment expenses, net of reinsurance										$213,390

Insurance Marine
Average annual percentage payout of incurred claims by age, net of reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
22.6%	28.6%	18.8%	8.3%	3.1%	2.3%	3.3%	(2.3)%	0.4%	—%

Insurance Aviation

This reserve class includes the aviation line of business which provides cover for hull and liability, and specific war covers primarily for passenger airlines but also for cargo operations, general aviation operations, airports, aviation authorities, security firms and product manufacturers. The claims reporting pattern varies by insurance coverage provided. Losses arising from war or terrorism and damage to hulls of aircraft are generally reported quickly compared with liability claims which involve passengers and third parties which generally exhibit longer reporting and payment patterns. To date, the claims reported to the Company have predominantly related to damage to hulls, therefore reporting and payment patterns have typically exhibited a relatively short tail.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance Aviation
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										At December 31, 2017
	For the Years Ended December 31,										Total of Incurred-But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016	2017
2008	$14,485	$12,021	$8,516	$8,354	$8,256	$7,108	$5,937	$5,851	$5,996	$5,905	$42	187
2009		17,505	14,608	18,800	18,146	16,974	16,674	15,494	14,661	14,388	68	317
2010			12,939	11,729	11,460	9,791	8,807	8,739	8,784	8,574	131	521
2011				17,725	15,400	12,791	9,568	8,437	7,290	7,257	218	734
2012					12,788	10,681	10,807	8,724	7,775	7,730	320	874
2013						15,656	16,344	15,221	15,264	15,579	542	1,027
2014							20,437	23,046	24,368	21,859	982	1,324
2015								29,772	28,512	29,965	2,646	1,917
2016									29,178	33,641	5,145	1,692
2017										24,752	12,737	1,177
									Total	$169,650

Insurance Aviation
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016	2017
2008	$488	$2,063	$3,084	$3,666	$4,216	$4,487	$4,663	$5,269	$5,526	$5,519
2009		2,118	3,628	7,071	12,834	13,957	14,322	14,258	13,755	13,547
2010			1,053	4,156	6,341	6,920	7,586	7,708	8,152	8,247
2011				639	2,830	4,521	5,040	5,576	5,826	6,056
2012					957	2,868	4,159	5,958	6,836	7,070
2013						4,402	7,336	9,757	11,462	13,551
2014							3,989	8,033	11,706	13,914
2015								8,090	16,177	21,095
2016									10,421	19,403
2017										6,459
Total										114,861

All outstanding liabilities before 2008, net of reinsurance										1,611

Liabilities for claims and claim adjustment expenses, net of reinsurance										$56,400

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance Aviation
Average annual percentage payout of incurred claims by age, net of reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
18.7%	24.4%	19.4%	15.5%	9.5%	3.0%	2.8%	2.6%	1.5%	(0.1)%

Insurance Credit and Political Risk

This reserve class includes the credit and political risk line of business which provides credit and political risk insurance products for banks, commodity traders, corporations and multilateral and export credit agencies. Cover is provided for a range of risks including sovereign default, credit default, political violence, currency inconvertibility and non-transfer, expropriation, aircraft non-repossession and contract frustration due to political events.

The credit insurance coverage is primarily for lenders seeking to mitigate the risk of non-payment from their borrowers. In order to claim compensation under a credit insurance contract, the insured (most often a bank) cannot assign, without the Company's prior agreement, the insured contract (most often a loan) to any third party and is normally obliged to hold a material portion of insured asset on their own books, unhedged and uninsured. Claims for this business tend to be characterized by their severity risk, as opposed to their frequency risk. Claim reporting and payment patterns are anticipated to be volatile. Under the notification provisions of credit insurance policies issued by the Company, it anticipates being advised of an insured event within a relatively short time period. As a result, the Company generally estimates ultimate losses based on a contract-by-contract analysis which considers the contracts’ terms, the facts and circumstances of underlying loss events and qualitative input from claims managers.

Insurance Credit and Political Risk
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										At December 31, 2017
	For the Years Ended December 31,										Total of Incurred-But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016	2017
2008	$52,993	$63,552	$48,715	$45,554	$45,551	$45,551	$45,600	$45,200	$44,410	$44,408	$—	9
2009		248,084	305,292	326,037	335,558	335,435	335,295	335,315	339,595	339,558	2,040	24
2010			62,415	63,179	63,259	65,598	64,981	65,015	72,105	90,885	13,200	6
2011				58,154	48,665	47,706	48,361	48,333	45,036	33,604	5,973	4
2012					32,602	15,672	12,435	12,447	10,322	47	5	4
2013						26,439	25,684	9,759	9,880	14,941	6,662	1
2014							38,825	70,713	67,109	68,321	10,466	6
2015								30,329	30,368	27,513	4,215	2
2016									47,250	43,983	20,194	1
2017										21,237	17,958	2
									Total	$684,497

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance Credit and Political Risk
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016	2017
2008	$—	$69,217	$45,625	$45,638	$45,379	$45,379	$44,410	$44,410	$44,410	$44,161
2009		92,844	344,658	346,267	346,243	341,600	345,545	345,545	345,592	340,809
2010			50,000	85,418	90,729	106,769	101,790	101,952	102,158	102,200
2011				32,788	37,205	27,636	27,636	27,636	27,636	27,631
2012					—	—	—	—	40	42
2013						745	2,235	3,726	5,216	11,768
2014							1,924	39,952	61,108	57,855
2015								—	23,309	23,298
2016									—	23,789
2017										—
Total										631,553

All outstanding liabilities before 2008, net of reinsurance										(1,475)

Liabilities for claims and claim adjustment expenses, net of reinsurance										$51,469

Insurance Credit and Political Risk
Average annual percentage payout of incurred claims by age, net of reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
18.8%	54.1%	(4.3)%	3.3%	20.3%	1.1%	(0.5)%	—%	(0.7)%	(0.6)%

Insurance Professional Lines

This reserve class includes the professional line of business which provides directors’ and officers’ liability, errors and omissions liability, employment practices liability, fiduciary liability, crime, professional indemnity, cyber and privacy insurance, medical malpractice and other financial insurance related covers for commercial enterprises, financial institutions and not-for-profit organizations. This business is predominantly written on a claims-made basis. Typically this reserve class is anticipated to exhibit medium to long tail claim reporting and payment patterns.

With respect to key actuarial assumptions, the Company is progressively giving more weight to its own experience when establishing expected loss ratios and selected loss development patterns, though it continues to consider industry benchmarks. Loss reporting patterns for professional lines business tend to be volatile, causing instability in actuarial indications based on incurred loss data until an accident year matures for a number of years. Consequently, initial loss reserves for an accident year are generally based upon an ELR method and the consideration of relevant qualitative factors. As accident years mature, the Company increasingly gives more weight to methods that reflect its actual experience until its selections are based almost exclusively on experience-based methods. The Company evaluates the appropriateness of the transition to experience-based methods at the reserve class level, commencing this transition when it believes that its incurred loss development is sufficient to produce meaningful actuarial indications. The rate at which the Company transitions fully to sole reliance on experience-based methods can vary, depending on its assessment of the stability and relevance of such indications. For some professional

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

lines in the insurance segment, the Company also relies upon the evaluation of the open claim inventory in addition to the commonly employed actuarial methods when establishing reserves.

Insurance Professional Lines
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										At December 31, 2017
	For the Years Ended December 31,										Total of Incurred-But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016	2017
2008	$238,550	$278,691	$280,842	$298,905	$296,499	$309,642	$329,458	$327,240	$326,192	$325,573	$9,175	4,558
2009		240,818	244,150	244,751	245,319	256,295	238,902	239,428	215,732	223,737	13,584	5,882
2010			231,232	236,578	234,334	205,801	182,713	158,946	181,232	168,632	26,396	5,669
2011				313,858	315,654	333,321	326,255	330,562	343,782	352,406	50,239	7,211
2012					329,769	375,557	377,277	376,604	364,423	366,725	70,219	8,279
2013						384,755	397,852	398,578	365,818	355,777	95,220	9,371
2014							411,690	412,288	423,087	394,470	157,747	9,650
2015								377,652	377,725	383,959	186,383	9,862
2016									349,268	352,414	220,770	10,728
2017										346,582	302,135	9,984
									Total	$3,270,275

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance Professional Lines
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016	2017
2008	$4,068	$22,325	$68,197	$124,681	$167,828	$189,339	$214,481	$249,321	$267,611	$268,487
2009		1,689	20,670	44,312	69,050	97,061	107,421	127,033	167,129	179,770
2010			7,857	27,880	53,738	72,840	89,051	99,554	110,156	115,204
2011				6,782	32,351	74,224	108,470	165,755	238,523	283,718
2012					7,824	41,545	100,526	185,059	231,963	255,140
2013						17,739	73,334	130,342	176,899	214,534
2014							23,665	71,510	131,610	194,294
2015								20,403	68,400	138,967
2016									16,010	71,619
2017										19,524
Total										1,741,257

All outstanding liabilities before 2008, net of reinsurance										30,546

Liabilities for claims and claim adjustment expenses, net of reinsurance										$1,559,564

Insurance Professional Lines
Average annual percentage payout of incurred claims by age, net of reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
3.7%	10.9%	14.7%	14.5%	12.5%	8.9%	8.9%	10.5%	5.6%	0.3%

Insurance Liability

This reserve class includes the liability line of business which primarily targets primary and low/mid-level excess and umbrella commercial liability risks in the U.S. wholesale markets in addition to primary and excess of loss employers, public, and products liability predominately in the U.K. Target industry sectors include construction, manufacturing, transportation and trucking and other services. The delay between the writing of a contract, notification and subsequent settlement of a claim in respect of that contract results in claim reporting and payment patterns that are typically long tail in nature. A consequence of the claim development tail is that this line of business is particularly exposed, amongst a number of uncertainties, to the potential for unanticipated levels of claim inflation relative to that assumed when the contracts were written. Factors influencing claim inflation on this class can include, but are not limited to, underlying economic and medical inflation, judicial inflation, mass tort and changing social trends.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance Liability
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										At December 31, 2017
	For the Years Ended December 31,										Total of Incurred-But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
Accident Year	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016	2017
2008	$82,969	$79,836	$80,947	$81,785	$82,225	$81,949	$101,589	$102,444	$108,189	$94,165	$11,783	3,790
2009		61,469	64,017	67,410	67,869	76,431	83,282	101,180	98,384	98,999	10,895	2,777
2010			79,401	94,231	98,648	98,134	99,596	98,086	105,145	104,296	12,681	2,206
2011				72,584	75,329	83,118	87,060	85,243	83,731	82,128	19,227	1,788
2012					70,877	70,645	73,282	70,770	68,181	75,342	27,824	1,240
2013						92,153	94,182	94,258	87,502	93,221	24,296	1,562
2014							106,166	122,686	128,568	130,035	41,151	2,440
2015								127,321	126,047	136,615	61,944	3,317
2016									123,259	129,225	90,482	3,811
2017										141,644	129,373	2,519
									Total	$1,085,670

Insurance Liability
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016	2017
2008	$1,906	$8,796	$18,507	$27,861	$37,408	$47,447	$51,776	$55,314	$61,618	$87,159
2009		726	4,646	13,305	26,754	31,865	41,323	44,105	83,991	84,427
2010			1,029	15,986	30,809	53,604	61,055	66,140	71,814	86,471
2011				2,761	10,540	20,190	38,377	46,074	54,996	60,263
2012					1,631	5,515	15,412	30,146	37,140	42,745
2013						2,363	23,285	33,324	42,055	60,021
2014							1,419	18,662	49,858	71,630
2015								5,439	22,474	39,767
2016									6,332	23,335
2017										4,243
Total										560,061

All outstanding liabilities before 2008, net of reinsurance										44,150

Liabilities for claims and claim adjustment expenses, net of reinsurance										$569,759

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance Liability
Average annual percentage payout of incurred claims by age, net of reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
2.5%	11.3%	13.2%	16.2%	10.1%	8.7%	4.8%	19.4%	3.6%	27.1%

Reinsurance Segment

The presentation of net incurred and paid claims development tables by accident year for the reinsurance segment is challenging due to need to the allocate loss information related to proportional treaties to the appropriate accident years. Information related to proportional treaty reinsurance contracts are generally submitted to the Company using quarterly bordereau reporting by underwriting year, with a supplemental listing of large losses. The large losses can be allocated to the corresponding accident years accurately. However, the remaining losses can generally only be allocated to accident years based on estimated premiums earned and loss reporting patterns. To the extent management’s assumptions and allocation procedures differ from the actual loss development patterns, the actual loss development may differ materially from the net incurred and paid claims development presented in the tables below.

The reporting of cumulative claims frequency for the reserve classes within the reinsurance segment is deemed to be impracticable. The information necessary to provide cumulative claims frequency for these reserve classes is not available to the Company.

Reinsurance Property and Other

This reserve class includes property, catastrophe, engineering, agriculture, as well as marine and other.

The catastrophe line of business provides protection for most catastrophic losses that are covered in the underlying policies written by the Company's cedants. The exposure in the underlying policies is principally property exposure but also covers other exposures including workers compensation, personal accident and life. The principal perils in this portfolio are hurricane and windstorm, earthquake, flood, tornado, hail and fire. In some instances, terrorism may be a covered peril or the only peril. The Company underwrites catastrophe reinsurance business principally on an excess of loss basis.

The property line of business provides protection for property damage and related losses resulting from natural and man-made perils contained in underlying personal and commercial policies. While the predominant exposure is to property damage, other risks, including business interruption and other non-property losses, may also be covered when arising from a covered peril. While the most significant exposures typically relate to losses from windstorms, tornadoes and earthquakes, the Company is also exposed to other perils such as freezes, riots, floods, industrial explosions, fires, hail and a number of other loss events. The Company underwrites property reinsurance business on both a proportional and excess of loss basis.

The agriculture line of business provides protection for risks associated with the production of food and fiber on a global basis for primary insurance companies writing multi-peril crop insurance, crop hail, and named peril covers, as well as custom risk transfer mechanisms for agricultural dependent industries with exposures to crop yield and/or price deviations. The Company underwrites agriculture reinsurance business on both a proportional and aggregate stop loss basis.

The engineering line of business provides protection for all types of construction risks and risks associated with erection, testing and commissioning of machinery and plants during the construction stage. This line of business also includes coverage for losses arising from operational failures of machinery, plant and equipment and electronic equipment as well as business interruption.

The marine and other line of business includes marine, aviation and personal accident reinsurance.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

In general, reporting and payment patterns are relatively short-tailed and can be volatile due to the incidence of catastrophe events such as hurricanes and earthquakes.

Reinsurance Property and Other
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										At December 31, 2017
	For the Years Ended December 31,										Total of Incurred-But-Not-Reported Liabilities Plus Expected Development on Reported Claims
Accident Year	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016	2017
2008	$677,556	$577,309	$593,015	$571,142	$557,060	$546,034	$529,918	$524,422	$523,154	$523,591	$(224)
2009		344,543	288,510	250,630	237,339	230,351	209,335	203,261	205,145	202,300	1,018
2010			619,241	610,563	580,601	594,238	597,427	591,331	583,563	581,616	4,587
2011				1,092,977	1,105,962	1,105,415	1,064,864	1,047,944	1,022,452	1,020,771	8,207
2012					488,776	456,173	445,932	415,327	399,193	394,332	6,544
2013						475,162	452,433	422,160	403,217	397,673	4,083
2014							441,147	461,961	448,887	438,815	45,519
2015								386,614	368,320	369,734	27,033
2016									452,342	452,169	96,090
2017										870,456	488,104
									Total	$5,251,457

Reinsurance Property and Other
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016	2017
2008	$158,206	$316,280	$444,047	$497,078	$510,305	$514,696	$514,765	$519,711	$519,391	$517,657
2009		57,796	132,309	164,047	182,556	193,309	192,746	195,614	197,310	193,973
2010			119,385	318,198	412,731	444,822	491,817	521,377	546,253	551,588
2011				242,494	561,377	769,142	872,086	902,188	976,120	991,307
2012					93,847	231,961	305,020	327,361	341,925	351,558
2013						55,047	223,666	336,940	365,089	374,944
2014							65,848	274,886	351,496	369,000
2015								48,116	190,057	282,967
2016									78,916	231,682
2017										172,937
Total										4,037,613

All outstanding liabilities before 2008, net of reinsurance										6,225

Liabilities for claims and claim adjustment expenses, net of reinsurance										$1,220,069

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance Property and Other
Average annual percentage payout of incurred claims by age, net of reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
20.6%	36.6%	20.8%	7.4%	4.2%	3.0%	1.8%	0.9%	(0.9)%	(0.3)%

Reinsurance Credit and Surety

This reserve class includes the credit and surety line of business which provides reinsurance of trade credit insurance products and includes both proportional and excess of loss structures. The underlying insurance indemnifies sellers of goods and services in the event of a payment default by the buyer of those goods and services. The Company provides credit insurance cover to mortgage guaranty insurers and government sponsored entities. Coverages for losses arising from a broad array of surety bonds issued by insurers to satisfy regulatory demands or contract obligations in a variety of jurisdictions around the world are also offered.

Initial and most recent underwriting year loss projections are generally based on the ELR method, with consideration given to qualitative factors. Given that there is a quicker and more stable reporting pattern for trade credit business, the Company generally commences the transition to experience-based methods sooner for trade credit business than for the surety business.

Reinsurance Credit and Surety
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										At December 31, 2017
	For the Years Ended December 31,										Total of Incurred-But-Not-Reported Liabilities Plus Expected Development on Reported Claims
Accident Year	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016	2017
2008	$87,400	$116,362	$107,787	$105,765	$106,950	$105,698	$101,903	$100,674	$100,277	$98,714	$1,231
2009		147,192	125,656	109,211	108,442	108,149	102,079	98,845	98,469	96,783	1,874
2010			121,893	103,332	96,821	93,648	89,657	82,003	80,680	78,645	5,222
2011				124,030	112,031	110,294	117,586	115,523	106,804	104,997	7,464
2012					163,535	152,873	155,634	152,678	144,084	135,845	11,848
2013						168,361	157,311	148,080	144,095	139,679	17,857
2014							138,056	139,449	146,647	142,909	27,627
2015								163,467	170,980	165,822	36,473
2016									144,583	144,741	50,815
2017										135,562	74,667
									Total	$1,243,697

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance Credit and Surety
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016	2017
2008	$20,891	$70,349	$71,501	$86,796	$88,604	$91,014	$93,282	$94,040	$94,446	$94,601
2009		32,888	78,254	80,744	83,138	87,079	89,736	89,921	89,894	89,986
2010			28,387	50,148	61,983	62,586	64,455	65,722	67,252	68,294
2011				22,640	56,106	74,037	82,015	86,653	88,944	91,307
2012					50,516	88,092	102,976	108,858	112,423	114,251
2013						32,708	78,976	94,347	101,104	108,839
2014							35,839	62,900	88,668	97,957
2015								33,064	84,077	103,123
2016									42,348	75,170
2017										34,758
Total										878,286

All outstanding liabilities before 2008, net of reinsurance										10,351

Liabilities for claims and claim adjustment expenses, net of reinsurance										$375,762

Reinsurance Credit and Surety
Average annual percentage payout of incurred claims by age, net of reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
27.3%	32.2%	10.9%	6.0%	3.5%	2.0%	1.7%	0.7%	0.3%	0.2%

Reinsurance Professional Lines

This reserve class includes the professional line of business which provides cover for directors' and officers' liability, employment practices liability, medical malpractice, professional indemnity, environmental liability and miscellaneous errors and omissions insurance risks. The underlying business is predominantly written on a claims-made basis. Business is written on both a proportional and excess of loss basis. Typically, this reserve class is anticipated to exhibit medium to long-tail claim reporting and payment patterns.
With respect to key actuarial assumptions, the Company is progressively giving more weight to its own experience when establishing expected loss ratios and selected loss development patterns, though it continues to consider industry benchmarks. Loss reporting patterns for professional lines business tend to be volatile, causing instability in actuarial indications based on incurred loss data until an accident year matures for a number of years. Consequently, initial loss reserves for an accident year or underwriting year are generally based upon an ELR method and the consideration of relevant qualitative factors. As accident and underwriting years mature, the Company increasingly gives more weight to methods that reflect its actual experience until its selections are based almost exclusively on experience-based methods. The Company evaluates the appropriateness of the transition to experience-based methods at the reserve class level, commencing this transition when it believes that its incurred loss development is sufficient to produce meaningful actuarial indications. The rate at which the Company transitions fully to sole reliance on experience-based methods can vary, depending on its assessment of the stability and relevance of such indications.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance Professional Lines
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										At December 31, 2017
	For the Years Ended December 31,										Total of Incurred-But-Not-Reported Liabilities Plus Expected Development on Reported Claims
Accident Year	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016	2017
2008	$176,166	$183,064	$182,587	$178,530	$176,767	$173,316	$174,286	$173,217	$172,937	$169,515	$6,938
2009		212,285	212,046	216,737	219,447	210,084	209,625	194,753	190,811	181,665	11,657
2010			211,273	211,397	212,359	215,298	215,043	197,548	189,880	180,219	24,929
2011				202,504	202,676	203,706	212,439	209,837	208,973	201,077	51,009
2012					210,612	217,184	222,600	224,737	223,492	213,601	75,647
2013						210,196	215,425	216,528	214,855	214,477	101,607
2014							219,927	219,966	219,960	219,968	85,643
2015								212,536	212,852	215,178	124,029
2016									195,527	196,852	140,194
2017										155,882	144,098
									Total	$1,948,434

Reinsurance Professional Lines
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016	2017
2008	$373	$6,465	$21,736	$49,393	$70,815	$92,320	$109,093	$124,658	$133,596	$139,917
2009		914	8,589	32,327	63,180	83,946	108,787	128,608	138,823	143,634
2010			1,759	12,037	31,269	52,187	76,931	107,534	124,158	130,837
2011				1,506	11,829	30,326	57,402	85,052	103,309	120,076
2012					780	10,441	29,730	53,801	86,211	107,581
2013						1,068	12,121	30,666	65,195	81,940
2014							2,020	13,085	48,930	74,748
2015								3,134	13,507	41,610
2016									1,782	20,624
2017										2,815
Total										863,782

All outstanding liabilities before 2008, net of reinsurance										34,882

Liabilities for claims and claim adjustment expenses, net of reinsurance										$1,119,534

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance Professional Lines
Average annual percentage payout of incurred claims by age, net of reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
0.8%	5.3%	11.1%	13.9%	12.4%	12.5%	9.6%	6.2%	4.0%	3.7%

Reinsurance Motor

This reserve class includes the motor line of business which provides cover to insurers for motor liability and motor property damage losses arising from any one occurrence. A loss occurrence can involve one or many claimants where the ceding insurer aggregates the claims from the occurrence.

The Company offers traditional proportional and non-proportional reinsurance as well as structured solutions predominantly relating to European exposures. The business written on a proportional basis has expanded significantly since 2010 and now represents the majority of the premium written within this line of business. Most of the premium relates to a relatively small number of large United Kingdom ("U.K.") and, to a lesser extent, Greek quota share treaties. The motor proportional class generally has a significantly shorter reported and payment pattern relative to the motor non-proportional class.

The motor non-proportional business consists of standard excess of loss contracts written for cedants in several European countries with most of the premium related to two major markets, U.K. and France. Since 2009/2010, an increasing number of large bodily injury settlements in the U.K. market were settled using indexed annuities (Periodical Payment Orders "PPOs"). This led to a materially longer development tail on the older accident years for the U.K. non-proportional motor book. This also resulted in a move towards generally lower treaty attachment points and the inclusion of capitalization clauses on a number of U.K. motor treaties to help mitigate the lengthening of the development tail on more recent accident years. Despite the trend toward a greater number of claims settlements using PPOs, there has been a trend towards generally quicker and more adequate reporting of losses in recent years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance Motor
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										At December 31, 2017
	For the Years Ended December 31,										Total of Incurred-But-Not-Reported Liabilities Plus Expected Development on Reported Claims
Accident Year	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016	2017
2008	$74,058	$78,924	$78,193	$80,897	$77,937	$77,027	$72,330	$65,983	$61,702	$62,557	$20,916
2009		85,779	83,784	91,915	93,917	96,069	97,089	87,995	82,093	84,458	21,053
2010			103,990	112,528	113,304	112,285	106,058	100,707	90,839	87,253	24,419
2011				160,444	164,579	168,734	175,021	171,007	161,958	150,818	33,732
2012					186,033	176,870	164,734	156,957	151,820	141,923	25,982
2013						169,876	168,554	156,692	146,799	143,186	26,041
2014							190,363	193,691	188,725	185,570	24,003
2015								231,614	229,110	233,172	37,198
2016									255,354	276,126	55,173
2017										348,068	170,065
									Total	$1,713,131

Reinsurance Motor
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016	2017
2008	$3,093	$6,371	$6,625	$7,910	$9,491	$12,088	$14,897	$15,570	$17,231	$17,657
2009		2,819	7,134	8,428	10,020	13,627	20,029	22,446	27,248	30,378
2010			7,406	13,316	19,189	22,873	26,489	30,942	34,342	35,444
2011				21,274	46,277	61,691	72,663	79,729	85,995	90,871
2012					29,727	55,282	70,634	80,891	87,658	91,896
2013						34,607	56,009	70,849	81,419	87,407
2014							44,225	77,736	98,483	107,090
2015								58,884	97,495	118,902
2016									61,938	109,559
2017										71,052
Total										760,256

All outstanding liabilities before 2008, net of reinsurance										129,548

Liabilities for claims and claim adjustment expenses, net of reinsurance										$1,082,423

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance Motor
Average annual percentage payout of incurred claims by age, net of reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
16.8%	13.2%	7.6%	5.0%	4.1%	4.8%	3.6%	2.7%	3.2%	0.7%

Reinsurance Liability

This reserve class includes the liability line of business which provides cover to insurers of standard casualty business, excess and surplus casualty business and specialty casualty programs. The primary focus of the underlying business is general liability, although workers' compensation and auto liability are also covered.

Claim reporting and payment patterns are typically long-tail in nature and, therefore, subject to increased uncertainty surrounding future loss development. In particular, claims can be subject to inflation from a number of sources including, but not limited to, economic and medical inflation, judicial inflation and changing social trends.

Reinsurance Liability
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										At December 31, 2017
	For the Years Ended December 31,										Total of Incurred-But-Not-Reported Liabilities Plus Expected Development on Reported Claims
Accident Year	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016	2017
2008	$140,069	$140,460	$141,152	$141,553	$139,564	$133,917	$111,873	$106,942	$95,649	$86,008	$10,016
2009		175,100	176,187	182,970	180,596	188,090	208,301	195,679	181,488	171,979	23,215
2010			173,358	172,261	183,773	184,180	202,649	192,051	182,794	166,533	29,101
2011				174,125	173,815	175,279	193,228	200,190	196,948	196,277	34,097
2012					168,641	164,742	168,956	173,596	174,765	172,124	43,129
2013						173,966	177,606	183,683	185,689	185,321	71,652
2014							201,355	204,323	206,100	202,130	91,483
2015								216,076	216,518	217,480	125,377
2016									241,952	247,768	171,869
2017										266,945	226,036
									Total	$1,912,565

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance Liability
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2008 Unaudited	2009 Unaudited	2010 Unaudited	2011 Unaudited	2012 Unaudited	2013 Unaudited	2014 Unaudited	2015 Unaudited	2016	2017
2008	$2,160	$9,952	$21,953	$30,028	$36,567	$43,509	$51,922	$53,882	$58,022	$63,903
2009		1,705	17,104	44,552	56,730	73,521	105,410	125,329	129,644	135,031
2010			2,484	17,659	46,207	62,300	83,976	97,617	108,938	119,872
2011				5,191	21,297	40,021	70,283	92,696	112,581	123,719
2012					3,542	12,809	28,418	58,855	78,368	101,343
2013						5,978	22,259	52,360	69,098	88,327
2014							7,117	28,699	48,498	70,389
2015								7,273	27,473	54,646
2016									11,891	37,819
2017										12,073
Total										807,122

All outstanding liabilities before 2008, net of reinsurance										42,182

Liabilities for claims and claim adjustment expenses, net of reinsurance										$1,147,625

Reinsurance Liability
Average annual percentage payout of incurred claims by age, net of reinsurance
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
2.9%	8.9%	13.0%	11.3%	10.6%	11.6%	8.5%	3.8%	4.0%	6.8%

Aviabel Aviation

In April 2017, the Company acquired Aviabel, an insurance and reinsurance operation founded in 1935 with headquarters in Europe. Aviabel’s main lines of business consist of general aviation, airlines, products and manufacturers, airports and treaty reinsurance. With regards to airlines, manufactures and airports, Aviabel focuses on smaller operators rather than the large players. The claims reporting pattern varies by coverage provided but are typically short tailed in nature.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Aviabel
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance			At December 31, 2017
Accident Year	Net claim and allocated claim adjustment expense reserves at the Acquisition Date	Net incurred claims and allocated claim adjustment expenses from the Acquisition Date to December 31, 2017	Total acquired net claim and allocated claim adjustment expense reserves and net incurred claims and allocated claim adjustment expenses from the Acquisition Date to December 31, 2017	Total of Incurred-But-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
2008	$998	$(293)	$705	$30	1,066
2009	842	82	924	25	1,347
2010	1,516	(39)	1,477	46	1,452
2011	1,418	(423)	995	43	1,420
2012	5,248	(1,066)	4,183	177	1,380
2013	5,702	956	6,658	200	1,286
2014	10,589	(1,636)	8,953	804	1,373
2015	15,004	(1,575)	13,429	1,650	1,475
2016	19,388	2,134	21,522	4,278	1,535
2017	7,666	27,096	34,762	7,180	1,114
	$68,371	$25,237	$93,608

Aviabel
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	From the Acquisition Date to December 31, 2017
Accident Year
2008		$(33)
2009		1
2010		97
2011		20
2012		661
2013		425
2014		1,944
2015		3,291
2016		5,453
2017		14,970
Total		26,830

	All outstanding liabilities before 2008, net of reinsurance	10,626

	Liabilities for claims and claim adjustment expenses, net of reinsurance	$77,405

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Novae

In October 2017, the Company acquired Novae, a diversified property and casualty (re)insurance business operating through Syndicate 2007 at Lloyd’s. Novae writes a wide range of property, marine, aviation, credit and political risk, professional lines, motor and liability business on a worldwide basis. In addition, cover is also offered for various other lines of business, including agriculture reinsurance, bloodstock, construction, accident and health, political violence and engineering reinsurance.

The Company has determined that reporting of cumulative claims frequency for direct insurance lines of business is impracticable as data by accident year is not available. Further for certain insurance facilities and business produced by managing general agents where underlying data is reported to the Company in an aggregated format, the information necessary to provide cumulative claims frequency is not available therefore reporting of claims frequency is deemed to be impracticable. In addition, the information necessary to provide cumulative claims frequency for reinsurance lines of business is not available to the Company, therefore reporting of claims frequency is deemed to be impracticable.

Property: The property line of business includes exposures related to worldwide direct property facilities for retail and small commercial risks, worldwide catastrophe reinsurance written on a proportional and excess of loss basis, and worldwide direct and facultative cover of larger commercial risks. In general, reporting and payment patterns are relatively short-tailed although they can be volatile due to the incidence of catastrophe events.

Marine: The marine line of business covers marine liability, energy, hull, cargo, specie and war exposures and includes risks which are mostly written on a direct basis. In addition, a relatively small amount of marine business is written on an excess of loss basis. The complex nature of claims arising under marine policies tends to result in reporting and payment patterns that are longer than those of the property lines of business.

Aviation: The aviation line of business provides hull, liability, and war cover and predominantly relates to an excess of loss reinsurance account, with a smaller amount of satellite and general aviation business written on a proportional basis. Payments relating to hull damage can settle relatively quickly but an element of the claims profile will often be longer tail due to liability exposures.

Credit & political risk: International trade credit and political risks business was written from 2000 onwards. Typically this business is anticipated to exhibit medium to long tail claim reporting and payment patterns.

Professional Lines: Professional lines business provides cover for directors’ and officers’ liability, errors and omissions liability, crime, professional indemnity, cyber and medical malpractice and includes risks which are mainly written on a direct basis. Most professional lines business written from 2002 onwards relates to non-U.S. exposures. Typically, this business is anticipated to exhibit medium to long tail claim reporting and payment patterns.

Motor: Motor line of business was written on a direct basis until this business was discontinued in 2015. Motor business has been written on an excess of loss basis since 2010. The business predominantly covers U.K. based risks. Typically, this business is anticipated to exhibit long-tail claim reporting and payment patterns.

Liability: The general liability reinsurance line of business provides cover for directors’ and officers’ liability, errors and omissions liability, crime, professional indemnity, cyber and medical malpractice written on an excess of loss basis from 2010 onwards. Most general liability reinsurance business written relates to non-U.S. commercial liability insurance but also includes U.S. casualty excess of loss reinsurance from 2015. Claim reporting and payment patterns are typically long-tail in nature and, therefore, subject to increased uncertainty surrounding future loss development. In particular, claims can be subject to inflation from a number of sources including, but not limited to, economic and medical inflation, judicial inflation and changing social trends.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Novae
	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance			At December 31, 2017
Accident Year	Net claim and allocated claim adjustment expense reserves at the Acquisition Date	Net incurred claims and allocated claim adjustment expenses from the Acquisition Date to December 31, 2017	Total acquired net claim and allocated claim adjustment expense reserves and net incurred claims and allocated claim adjustment expenses from the Acquisition Date to December 31, 2017	Total of Incurred-But-Not-Reported Liabilities Plus Expected Development on Reported Claims
2008	$20,515	$—	$20,515	$3,552
2009	25,486	—	25,486	714
2010	23,308	—	23,308	2,781
2011	59,648	—	59,648	11,204
2012	87,292	—	87,292	8,695
2013	76,786	—	76,786	12,504
2014	123,955	—	123,955	17,024
2015	184,606	—	184,606	36,619
2016	307,014	—	307,014	54,356
2017	293,520	135,493	429,013	222,330
	$1,202,130	$135,493	$1,337,624

Novae
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	From the Acquisition Date to December 31, 2017
Accident Year
2008		$1,458
2009		1,147
2010		3,197
2011		4,332
2012		7,352
2013		5,878
2014		12,370
2015		19,349
2016		51,065
2017		33,278
Total		139,427

	All outstanding liabilities before 2008, net of reinsurance	102,164

	Liabilities for claims and claim adjustment expenses, net of reinsurance	$1,300,361

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reconciliation of Development Tables to Consolidated Balance Sheet

The following table reconciles the reserves for loss and loss expenses as of December 31, 2017 as reported in the Consolidated Balance Sheet to the reserves for loss and loss expenses included in the development tables:

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses

	At December 31, 2017
	Net outstanding liabilities	Reinsurance recoverable on unpaid claims	Gross outstanding liabilities

Insurance Segment
Property and Other	$880,954	$181,101	$1,062,055
Marine	213,390	106,466	319,856
Aviation	56,400	8,945	65,345
Credit and Political Risk	51,469	1,384	52,853
Professional Lines	1,559,564	853,130	2,412,694
Liability	569,759	896,266	1,466,025
Total Insurance Segment	3,331,536	2,047,292	5,378,828

Reinsurance Segment
Property and Other	1,220,069	214,394	1,434,463
Credit and Surety	375,762	13,061	388,823
Professional Lines	1,119,534	37,822	1,157,356
Motor	1,082,423	3,666	1,086,089
Liability	1,147,625	66,692	1,214,317
Total Reinsurance Segment	4,945,413	335,635	5,281,048
Aviabel	77,405	5,329	82,734
Novae	1,300,361	771,258	2,071,619
Total	$9,654,715	$3,159,514	12,814,229
Unallocated claims adjustment expenses			170,168
Foreign exchange and other(1)			(45,262)
Assumed reserves related to retroactive transactions			58,418

Total liability for unpaid claims and claims adjustment expense			$12,997,553

(1)
Non-U.S. dollar denominated loss data is converted to U.S dollar at the rates of exchange in effect at the balance sheet date for material underlying currencies. Fluctuations in currency exchange rates cause material shifts in loss development. Reserves for losses and loss expenses, disclosed in the Consolidated Balance Sheets, are also revalued using the exchange rate at the balance sheet date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

10.	REINSURANCE

In the ordinary course of business, the Company purchases treaty and facultative reinsurance to reduce exposure to significant losses. Facultative reinsurance provides cover for all or a portion of the losses incurred for a single policy and the Company separately negotiates each facultative contract.

Treaty reinsurance provides cover for a specified type or category of risks. The Company's treaty reinsurance agreements provide this cover on either an excess of loss or a proportional basis. Excess of loss covers provide a contractually set amount of coverage after a specified loss amount has been reached. These treaties can provide cover for a number of lines of business within one contract. Under proportional reinsurance, the Company cedes an agreed proportion of the premiums and the losses and loss expenses on the policies it underwrites. These treaties provide us with a specified percentage of coverage from the first dollar of loss.
All of these reinsurance covers provide us the right to recover a portion of specified losses and loss expenses from reinsurers. However, to the extent that reinsurers do not meet their obligations under these agreements due to solvency issues, contractual disputes or other reasons, the Company remains liable. The Company predominantly cedes its business to reinsurers rated A- or better by A.M. Best Company, Inc. ("A.M. Best").

Gross and net premiums written and earned were as follows:

Year ended December 31,	2017		2016		2015
	Premiums written	Premiums earned	Premiums written	Premiums earned	Premiums written	Premiums earned

Gross	$5,556,273	$5,616,234	$4,970,208	$4,762,394	$4,603,730	$4,567,953
Ceded	(1,529,130)	(1,467,474)	(1,217,234)	(1,056,769)	(929,064)	(881,536)
Net	$4,027,143	$4,148,760	$3,752,974	$3,705,625	$3,674,666	$3,686,417

For the year ended December 31, 2017, the Company recognized ceded losses and loss expenses of $1,010 million (2016: $556 million; 2015: $577 million).
At December 31, 2017, the Company's provision for unrecoverable reinsurance was $17 million (2016: $20 million).
At December 31, 2017, gross reinsurance recoverables collectible from reinsurers rated A- or better by A.M. Best were 88.8% (2016: 96.7%).

11.	DEBT AND FINANCING ARRANGEMENTS

a)	Senior Notes and Notes Payable
On March 23, 2010, AXIS Specialty Finance LLC, a 100% owned finance subsidiary, issued $500 million aggregate principal amount of 5.875% senior unsecured debt (the ''5.875% Senior Notes'') at an issue price of 99.624%. The net proceeds of the issuance, after consideration of the offering discount and underwriting expenses and commissions, totaled approximately $495 million. Interest on the 5.875% Senior Notes is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2010. Unless previously redeemed, the 5.875% Senior Notes will mature on June 1, 2020. The 5.875% Senior Notes are ranked as unsecured senior obligations of AXIS Specialty Finance LLC. AXIS Capital has fully and unconditionally guaranteed all obligations of AXIS Specialty Finance LLC under the 5.875% Senior Notes. AXIS Capital’s obligations under this guarantee are unsecured senior obligations and rank equally with all other senior obligations of AXIS Capital.

On March 13, 2014, AXIS Specialty Finance PLC, a 100% owned finance subsidiary, issued $250 million aggregate principal amount of 2.65% senior unsecured notes (the "2.65% Senior Notes") at an issue price of 99.896% and $250 million aggregate

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

11.	DEBT AND FINANCING ARRANGEMENTS (CONTINUED)

principal amount of 5.15% senior unsecured notes (the "5.15% Senior Notes", and, together with the 5.875% Senior Notes and the 2.65% Senior Notes, the "Senior Notes") at an issue price of 99.474%. The net proceeds of the issuance, after consideration of the offering discount and underwriting expenses and commissions, totaled approximately $248 million and $246 million for the 2.65% Senior Notes and the 5.15% Senior Notes, respectively. Interest on the 2.65% Senior Notes and the 5.15% Senior Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2014. Unless previously redeemed, the 2.65% Senior Notes and the 5.15% Senior Notes will mature on April 1, 2019 and April 1, 2045, respectively. The 2.65% Senior Notes and the 5.15% Senior Notes are ranked as unsecured senior obligations of AXIS Specialty Finance PLC. AXIS Capital has fully and unconditionally guaranteed all obligations of AXIS Specialty Finance PLC under the 2.65% Senior Notes and the 5.15% Senior Notes. AXIS Capital's obligations under this guarantee are unsecured senior obligations and rank equally with all other senior obligations of AXIS Capital.

On December 6, 2017, AXIS Specialty Finance PLC, a 100% owned finance subsidiary, issued $350 million aggregate principal amount of 4.0% senior unsecured notes (the "4.0% Senior Notes") at an issue price of 99.78%. The net proceeds of the issuance, after consideration of the offering discount and underwriting expenses and commissions, totaled approximately $347 million. Interest on the 4.0% Senior Notes is payable semi-annually in arrears on June 6 and December 6 of each year, beginning on June 6, 2018. Unless previously redeemed, the 4.0% Senior Notes will mature on December 6, 2027. The 4.0% Senior Notes are ranked as unsecured senior obligations of AXIS Specialty Finance PLC. AXIS Capital has fully and unconditionally guaranteed all obligations of AXIS Specialty Finance PLC under the 4.0% Senior Notes. AXIS Capital's obligations under this guarantee are unsecured senior obligations and rank equally with all other senior obligations of AXIS Capital.

The Company has the option to redeem the Senior Notes at any time and from time to time, in whole or in part, at a ''make-whole'' redemption price, which is equal to the greater of the aggregate principal amount or the sum of the present values of the remaining scheduled payments of principal and interest. The related indentures contain various covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. The Company was in compliance with all the covenants contained in the indentures at December 31, 2017.

Interest expense recognized in relation to Senior Notes includes interest payable, amortization of the offering discounts and amortization of debt offering expenses. The offering discounts and debt offering expenses are amortized over the period of time during which the Senior Notes are outstanding. For the year ended December 31, 2017, the Company incurred interest expense of $51 million (2016: $50 million, 2015: $50 million).

b)	Dekania Notes

On June 30, 2004, Novae issued $15 million aggregate principal amount of LIBOR plus 3.50% subordinated unsecured notes (the "$15 million Dekania Notes") and $11 million aggregate principal amount of LIBOR plus 4.05% subordinated unsecured notes (the "$11 million Dekania Notes"). On September 29, 2004, Novae issued $10 million aggregate principal amount of LIBOR + 3.50% subordinated notes (the "$10 million Dekania Notes" and together with the "$15 million Dekania Notes" and the "$11 million Dekania Notes" the "Dekania Notes"). The net proceeds of the issuance, after consideration of the offering discount and underwriting expenses and commissions, totaled approximately $35 million. Interest on the Dekania Notes is payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year. Unless previously redeemed, the $15 million Dekania Notes and the $11 million Dekania Notes will mature on June 30, 2034 and the $10 million Dekania Notes will mature on September 29, 2034. The Dekania Notes are ranked as unsecured and subordinated obligations of Novae. AXIS Capital has not fully and unconditionally guaranteed obligations of Novae under the Dekania Notes.

Interest expense recognized in relation to the Dekania Notes includes interest payable, amortization of the offering discounts and amortization of debt offering expenses. The offering discounts and debt offering expenses are amortized over the period of time during which the Dekania Notes are outstanding. For the year ended December 31, 2017, the Company incurred interest expense of $2 million.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

11.	DEBT AND FINANCING ARRANGEMENTS (CONTINUED)

Scheduled Debt Maturity

The scheduled maturity of the Company's aggregate amount of its debt obligation on its consolidated balance sheet at December 31, 2017 is shown in the following table :

Year ended December 31,

2018	$—
2019	250,000
2020	500,000
2021	—
2022	—
After 2022	636,060
Unamortized discount and debt issuance expenses	(9,531)
Total senior notes and notes payable	$1,376,529

c)	Credit Facilities

Credit Facility

On March 26, 2013, AXIS Capital and certain of its subsidiaries entered into a $250 million credit facility (the "Credit Facility"), which was issued by a syndication of lenders pursuant to a Credit Agreement and other ancillary documents (together, the "Facility Documents") and will expire in March 2017. At the request of the Company and subject to the satisfaction of certain conditions, the aggregate commitment available under the Credit Facility may be increased by up to $150 million. Under the terms of the Credit Facility, loans are available for general corporate purposes and letters of credit may be issued in the ordinary course of business, with total usage not to exceed the aggregate commitment available. Interest on loans issued under the Credit Facility is payable based on underlying market rates at the time of loan issuance. While loans under the Credit Facility are unsecured, the Company has the option to issue letters of credit on a secured basis in order to reduce associated fees. Letters of credit issued under the Credit Facility would principally be used to support the (re)insurance obligations of the Company's operating subsidiaries. Each of AXIS Capital, AXIS Specialty Finance LLC, AXIS Specialty Holdings Bermuda Limited and AXIS Specialty Finance PLC guarantees the obligations of the other parties to the Credit Facility. The Credit Facility is subject to certain non-financial covenants, including limitations on fundamental changes, the incurrence of additional indebtedness and liens and certain transactions with affiliates and investments, as defined in the Facility Documents. The Credit Facility also requires compliance with certain financial covenants, including a maximum debt to capital ratio and a minimum consolidated net worth requirement. In addition, each of AXIS Capital’s material (re)insurance subsidiaries party to the Credit Facility must maintain a minimum A.M. Best financial strength rating. In the event of default, including a breach of these covenants, the lenders may exercise certain remedies including the termination of the Credit Facility, the declaration of all principal and interest amounts related to Credit Facility loans to be immediately due and the requirement that all outstanding letters of credit be collateralized.

On September 18, 2013, the Credit Facility was amended in order to permit AXIS Capital and its subsidiaries to enter into swap contracts and other arrangements related to weather derivative transactions. All other material terms and conditions remained unchanged.

Effective February 10, 2014, AXIS Specialty Finance PLC was added as a guarantor to the Credit Facility.

On March 27, 2017, the Credit Facility expired.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

11.	DEBT AND FINANCING ARRANGEMENTS (CONTINUED)

Letter of Credit Facility

On November 20, 2013, certain of AXIS Capital’s operating subsidiaries (the "Participating Subsidiaries") entered into an amendment to extend the term of the Company's secured $750 million letter of credit facility (the "LOC Facility") with Citibank Europe plc ("Citibank") pursuant to a Master Reimbursement Agreement and other ancillary documents (together, the "LOC Facility Documents"). Under the terms of the LOC Facility, letters of credit to a maximum aggregate amount of $750 million are available for issuance on behalf of the Participating Subsidiaries. These letters of credit will principally be used to support the reinsurance obligations of the Participating Subsidiaries. The LOC Facility is subject to certain covenants, including the requirement to maintain sufficient collateral, as defined in the LOC Facility Documents, to cover all of the obligations under the LOC Facility. Such obligations include contingent reimbursement obligations for outstanding letters of credit and fees payable to Citibank. In the event of default, Citibank may exercise certain remedies, including the exercise of control over pledged collateral and the termination of the availability of the LOC Facility to any or all of the Participating Subsidiaries.

On March 31, 2015, the Company entered into an amendment to reduce the maximum aggregate utilization capacity of the LOC Facility from $750 million to $500 million. All other material terms and conditions remained unchanged.

On December 18, 2015, the Participating Subsidiaries renewed the $500 million secured LOC Facility with Citibank for a four year term commencing December 31, 2015, pursuant to certain updates to the LOC Facility Documents. All other material terms and conditions remained unchanged.

On March 27, 2017, the Participating Subsidiaries amended their existing $500 million secured LOC Facility with Citibank to include an additional $250 million of secured letter of credit capacity (the "$250 Million Facility") pursuant to a Committed Facility Letter and an amendment to the Master Reimbursement Agreement. Under the terms of the $250 Million Facility, letters of credit to a maximum aggregate amount of $250 million are available for issuance on behalf of the Participating Subsidiaries. These letters of credit will principally be used to support the reinsurance obligations of the Participating Subsidiaries. The $250 Million Facility is subject to certain covenants, including the requirement to maintain sufficient collateral, as defined in the LOC Facility Documents, to cover all of the obligations under the LOC Facility. Such obligations include contingent reimbursement obligations for outstanding letters of credit and fees payable to the lender. In the event of default, the lender may exercise certain remedies, including the exercise of control over pledged collateral and the termination of the availability of the facility to any or all of the participating operating subsidiaries.

At December 31, 2017, letters of credit outstanding under the LOC Facility totaled $387 million. At December 31, 2017, the Company was in compliance with all LOC Facility covenants.

Novae Syndicated Bank Facility

On August 2, 2016, Novae entered into a new syndicated bank financing facility, which provides the company with a combined letter of credit and revolving credit facility of $229 million and a term loan of $67 million.

On December 29, 2017, the term loan was repaid and the letter of credit and revolving credit facility was terminated. For the year ended December 31, 2017, the Company recognized $1 million of interest expense in relation to the syndicated bank financing facility.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

12.	COMMITMENTS AND CONTINGENCIES

a)	Concentrations of Credit Risk
Credit Risk Aggregation
The Company monitors and manages the aggregation of credit risk on a group-wide basis allowing it to consider exposure management strategies for individual companies, countries, regions, sectors and any other relevant inter-dependencies. The Company's credit exposures are aggregated based on the origin of risk. As part of its credit aggregation framework, the Company also assigns aggregate credit limits by single counterparty (a group of companies or country). These limits are based on and adjusted for a variety of factors including the prevailing economic environment and the nature of the underlying credit exposures. The Company's credit aggregation measurement and reporting process is facilitated by its credit risk exposure database, which contains relevant information on counterparty details and credit risk exposures. The Company also licenses third party tools to provide credit risk assessments.
Credit risk aggregation is also managed through minimizing overlaps in underwriting, financing and investing activities.
The assets that potentially subject the Company to concentrations of credit risk consist principally of cash and investments, reinsurance recoverable and (re)insurance premiums receivable balances, as described below:
(i)     Cash and Investments
In order to mitigate concentration and operational risks related to cash and cash equivalents, the Company limits the maximum amount of cash that can be deposited with a single counterparty and limits acceptable counterparties based on current rating, outlook and other relevant factors.
The Company's investment portfolio is managed by external investment managers in accordance with its investment guidelines. The Company limits such credit risk through diversification, issuer exposure limitation graded by ratings and, with respect to custodians, through contractual and other legal remedies. Excluding U.S. government and agency securities, the Company limits its concentration of credit risk to any single corporate issuer to 2% or less of its investment grade fixed maturities portfolio for securities rated A- or above and 1% or less of its investment grade fixed maturities portfolio for securities rated below A-.
At December 31, 2017, the Company was in compliance with these limits.
(ii)     Reinsurance Recoverable Balances

Within the Company's reinsurance purchasing activities, it is exposed to the credit risk of a reinsurer failing to meet its obligations under reinsurance contracts. To help mitigate this, the Company's reinsurance purchasing is subject to financial security requirements specified by its Reinsurance Security Committee. This Committee maintains a list of approved reinsurers, performs credit risk assessments for potential new reinsurers, regularly monitors approved reinsurers with consideration for events which may have a material impact on their creditworthiness, recommends counterparty tolerance levels for different types of ceded business and monitors concentrations of credit risk. This assessment considers a wide range of individual attributes, including a review of the counterparty’s financial strength, industry position and other qualitative factors. Generally, the Committee requires that reinsurers who do not meet specified requirements provide collateral.

At December 31, 2017, the three largest balances by reinsurer accounted for 12%, 11% and 7% (2016: 13%, 10% and 9%) of reinsurance recoverable on unpaid and paid losses.

At December 31, 2017, amounts related to reinsurers with the ten largest balances comprised 56% (2016: 67%) of reinsurance recoverable on unpaid and paid losses and had a weighted average A.M. Best rating of A+ (2016: A+).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

12.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

(iii)    Premium Balances Receivable
The diversity of the Company's client base limits the credit risk associated with its premium balances receivable. In addition, for insurance contracts the Company has contractual rights to cancel cover for non-payment of premiums and for reinsurance contracts the Company has contractual rights to offset premium balances receivable with corresponding payments for losses and loss expenses.
Brokers and other intermediaries collect premiums from customers on behalf of the Company. The Company has policies and standards in place to manage and monitor credit risk from intermediaries with a focus on day-to-day monitoring of the largest positions.
These contractual rights contribute to the mitigation of credit risk, as does monitoring of aged premium balances receivable. In light of these mitigating factors, and considering that a significant portion of premium balances receivable are not currently due based on the terms of the underlying contracts, the Company does not utilize specific credit quality indicators to monitor its premium balances receivable.
At December 31, 2017, the Company recorded an allowance for estimated uncollectible premium balances receivable of $6 million (2016: $2 million).
For the year ended December 31, 2017, bad debt expense was $nil (2016: $1 million).

b)	Brokers
The Company produces its business through brokers and direct relationships with insurance companies. For the year ended December 31, 2017, three brokers accounted for 49% (2016: 52%; 2015: 53%) of total gross premiums written.
Marsh & McLennan Companies Inc. accounted for 20% (2016: 21%; 2015: 22%), Aon plc for 17% (2016: 19%; 2015: 18%), and Willis Tower Watson PLC for 12% (2016: 12%; 2015: 13%).
No other broker and no single insured or reinsured accounted for more than 10% of gross premiums written in any of the last three years.

c)	Lease Commitments

In the ordinary course of business, the Company renews and enters into new leases for office space which expire at various dates. For the year ended December 31, 2017, total rent expense with respect to operating leases was $29 million (2016: $25 million; 2015: $28 million).

Future minimum lease payments are expected to be as follows:

Year ended December 31,

2018	$27,777
2019	26,514
2020	22,661
2021	23,817
2022	22,745
Later years	84,606
Total future minimum lease payments	$208,120

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

12.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

d)	Legal Proceedings

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

The Company is not party to any material legal proceedings arising outside the ordinary course of business.

e)	Investments

At December 31, 2017 the Company has $414 million (2016: $401 million) of unfunded investment commitments related to the other investment portfolio, which are callable by investment managers (see Note 6(c) 'Investments'). At December 31, 2017 the Company has a $16 million (2016: $2 million) commitment to purchase commercial mortgage loans.

f)	Funds at Lloyd's

The Company operates in the Lloyd’s market through its corporate member, AXIS Corporate Capital UK Limited which represents its participation in Syndicate 1686 and Novae Corporate Underwriting Limited, the sole corporate member of Syndicate 2007. Lloyd’s sets capital requirements for corporate members annually through the application of a capital model that is based on regulatory rules pursuant to Solvency II.

The capital provided to support underwriting, or FAL may be satisfied by cash, certain investments and letters of credit provided by approved banks.

At December 31, 2017, investments and cash of $1.2 billion (2016: $383 million) were restricted to satisfy the Company's FAL requirements (see Note 6 'Investments' and Note 21 'Statutory Financial Information').

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

13.	EARNINGS PER COMMON SHARE

The following table presents a comparison of basic and diluted earnings per common share:

At and year ended December 31,	2017	2016	2015

Basic earnings (loss) per common share
Net income (loss)	$(368,969)	$513,368	$641,631
Less: Preferred share dividends	46,810	46,597	40,069
Less: Loss on repurchase of preferred shares	—	1,309	—
Net income (loss) available to common shareholders	$(415,779)	$465,462	$601,562
Weighted average common shares outstanding - basic(1)	84,108	90,772	98,609
Basic earnings (loss) per common share	$(4.94)	$5.13	$6.10

Diluted basic earnings (loss) per common share
Net income (loss) available to common shareholders	$(415,779)	$465,462	$601,562

Weighted average common shares outstanding - basic(1)	84,108	90,772	98,609
Share-based compensation plans(2)	—	775	1,020
Weighted average common shares outstanding - diluted(1)	84,108	91,547	99,629
Diluted earnings (loss) per common share	$(4.94)	$5.08	$6.04

Weighted average anti-dilutive shares excluded from the dilutive computation	702	170	165

(1)
On August 17, 2015, the Company entered into an Accelerated Share Repurchase ("ASR") agreement (see Note 14 'Shareholders' Equity'). The weighted-average number of shares outstanding used in the computation of basic and diluted earnings per share reflects the Company’s receipt of 4,149,378 shares delivered to the Company on August 20, 2015, and 1,358,380 common shares delivered to the Company on January 15, 2016 under the Company's ASR agreement.

(2)	Due to the net loss incurred in the year ended December 31, 2017, all the share equivalents were anti-dilutive.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

14.	SHAREHOLDERS' EQUITY

a)	Common Shares
The Company's authorized share capital is 800,000,000 common shares, par value of $0.0125 per share.
The following table presents changes in common shares issued and outstanding, excluding restricted shares related to the Company's share-based compensation plans (see Note 16 'Share-Based Compensation'):

Year ended December 31,	2017	2016	2015

Shares issued, balance at beginning of year	176,580	176,240	175,478
Shares issued	—	340	762
Total shares issued at end of year	176,580	176,580	176,240

Treasury shares, balance at beginning of year	(90,139)	(80,174)	(76,052)
Shares repurchased	(4,288)	(10,508)	(4,616)
Shares reissued	1,008	543	494
Total treasury shares at end of year	(93,419)	(90,139)	(80,174)

Total shares outstanding	83,161	86,441	96,066

During 2017, the total cash dividends declared per common share were $1.53 (2016: $1.43; 2015: $1.22).

Treasury shares

On July 5, 2017 the Company and the board of directors of Novae announced that it had agreed on terms of a recommended offer to be made by the Company to acquire the entire issued and to be issued share capital of Novae. Following the offer, the Company suspended its open market share repurchase plan.

On December 31, 2017, authorization under the Board-authorized share repurchase plan for common share repurchases through 2017 expired. A common share repurchase plan has not been authorized for 2018.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

14.	SHAREHOLDERS' EQUITY (CONTINUED)

The following table presents common share repurchased, from shares held in treasury:

Year ended December 31,	2017	2016	2015

In the open market:
Total shares(1)	3,932	10,241	4,264
Total cost	$261,180	$557,476	$246,490
Average price per share(2)	$66.43	$54.44	$57.80

From employees:(3)
Total shares	356	267	352
Total cost	$24,678	$14,329	$18,048
Average price per share(2)	$69.36	$53.74	$51.34

Total shares repurchased:
Total shares	4,288	10,508	4,616
Total cost	$285,858	$571,805	$264,538
Average price per share(2)	$66.67	$54.42	$57.32

(1)	Amounts in 2016 and 2015 include common shares acquired under the accelerated share repurchase program of 1,358,380 and 4,149,378, respectively (see below for more detail).

(2)	Calculated using whole numbers.

(3)
Shares are repurchased from employees to satisfy withholding tax liabilities upon the vesting of restricted stock awards, restricted stock units, and the exercise of stock options. Share repurchases from employees are excluded from the authorized share repurchase plan noted above.

Accelerated Share Repurchase Program

On August 17, 2015, the Company entered into an Accelerated Share Repurchase ("ASR") agreement with Goldman, Sachs & Co. ("Goldman Sachs") to repurchase an aggregate of $300 million of the Company's ordinary shares under an accelerated share repurchase program.

During August 2015, under the terms of this agreement, the Company paid $300 million to Goldman Sachs and initially repurchased 4,149,378 common shares. The initial shares acquired represented 80% of the $300 million total paid to Goldman Sachs and were calculated using the Company’s stock price at activation of the program. The ASR program was accounted for as an equity transaction. Accordingly, at December 31, 2015, $240 million of common shares repurchased were included as treasury shares in the Consolidated Balance Sheets with the remaining $60 million included as a reduction to additional paid-in capital.

On January 15, 2016, Goldman Sachs early terminated the ASR agreement and delivered 1,358,380 additional common shares to the Company, resulting in the reclassification of $60 million from additional paid-in capital to treasury shares. In total, the Company repurchased 5,507,758 common shares under the ASR agreement at an average price of $54.47.

b)	Preferred Shares

Series B Preferred Shares

On November 23, 2005, the Company issued $250 million of 7.50% Series B preferred shares, par value $0.0125 per share, with a liquidation preference of $100.00 per share. The Company may redeem the Series B preferred shares on or after

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

14.	SHAREHOLDERS' EQUITY (CONTINUED)

December 1, 2015 at a redemption price of $100.00 per share. Dividends on the Series B preferred shares are non-cumulative. Holders of Series B preferred shares will be entitled to receive, only when, as and if declared by the board of directors, non-cumulative cash dividends, from the original issue date, quarterly in arrears on the first day of March, June, September and December of each year, commencing on March 1, 2006, up to but not including January 27, 2016. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 7.50% of the liquidation preference per annum.

During April 2012, the Company closed a cash tender offer for any and all of the outstanding 7.50% Series B preferred shares at a purchase price of $102.81 per share. As a result, the Company purchased 2,471,570 Series B preferred shares for $254 million. In connection with this tender offer, a loss on redemption of $9 million (calculated as the difference between the redemption price and the carrying value) was recognized in determining net income available to common shareholders.

In 2015, total dividends declared on Series B preferred shares were $6.8125 per share, and dividends paid were $7.50 per share. In 2014, total dividends declared and paid on Series B preferred shares were $7.50 per share.

On January 27, 2016 the Company redeemed the remaining 28,430 Series B preferred shares, for an aggregate redemption price of $3 million.

Series C Preferred Shares

On March 19, 2012, the Company issued $400 million of 6.875% Series C preferred shares, par value $0.0125 per share, with a liquidation preference of $25.00 per share. The Company may redeem the Series C preferred shares on or after April 15, 2017 at a redemption price of $25.00 per share. Dividends on the Series C preferred shares are non-cumulative. Holders of the Series C preferred shares will be entitled to receive, only when, as and if declared by the board of directors, non-cumulative cash dividends, from the original issue date, quarterly in arrears on the fifteenth day of January, April, July and October of each year, commencing on July 15, 2012. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 6.875% of the liquidation preference per annum.

During October and November 2016, the Company repurchased 1,957,045 Series C preferred shares at an average purchase price of $25.67 per share for $50 million. In connection with the repurchase of these shares, a loss on redemption of $1 million (calculated as the difference between the redemption price and the carrying value), was recognized in determining net income available to common shareholders.

In 2017, the total dividends declared and paid on Series C preferred shares were $0.4297 per share. In 2016 and 2015, the total dividends declared and paid on Series C preferred shares were $1.7188 per share in each year.

On April 17, 2017, the Company redeemed the remaining 14,042,955 Series C preferred shares, for an aggregate liquidation preference of $351 million.

Series D Preferred Shares

On May 20, 2013, the Company issued $225 million of 5.50% Series D preferred shares, par value $0.0125 per share, with a liquidation preference of $25.00 per share. The Company may redeem the Series D preferred shares on or after June 1, 2018 at a redemption price of $25.00 per share. Dividends on the Series D preferred shares are non-cumulative. Holders of the Series D preferred shares will be entitled to receive, only when, as and if declared by the board of directors, non-cumulative cash dividends from the original issue date, quarterly in arrears on the first day of March, June, September and December of each year, commencing on September 1, 2013. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 5.50% of the liquidation preference per annum.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

14.	SHAREHOLDERS' EQUITY (CONTINUED)

In 2017, total dividends declared on Series D preferred shares were $1.3750 per share, of which $1.0313 was paid in 2017 and the remaining $0.34375 is payable in 2018. In 2016 and 2015, total dividends declared and paid on Series D preferred shares were $1.3750 per share.

Series E Preferred Shares

On November 7, 2016, the Company issued $550 million of 5.50% Series E preferred shares, par value $0.0125 per share, with a liquidation preference of $2,500 per share. The Company may redeem the Series E preferred shares on or after November 7, 2021 at a redemption price of $2,500 per share. Dividends on the Series E preferred shares are non-cumulative. Holders of the Series E preferred shares will be entitled to receive, only when, as and if declared by the board of directors, non-cumulative cash dividends from the original issue date, quarterly in arrears on the fifteenth day of January, April, July and October of each year, commencing on January 15, 2017. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per Series E preferred share equal to 5.50% of the liquidation preference per annum.

In 2017, total dividends declared on Series E preferred shares were $137.5 per share of which, $103.13 was paid in 2017 and the remaining $34.375 was paid in 2018. In 2016, total dividends declared on Series E preferred shares were $34.375 per share, which were subsequently paid in 2017.

15.	RETIREMENT PLANS
The Company maintains defined contribution plans to provide retirement benefits to eligible employees. Contributions to the plans, which are managed externally, are based on eligible compensation.
For eligible U.S. employees, the Company provides a non-qualified deferred compensation plan that enables employees to make contributions to the plan that are in excess of those permitted under the Company's 401(k) Plan. Further, employees are permitted to make additional contributions from any bonus received and to benefit from discretionary employer contribution to the Plan.
During 2017, total pension expenses were $24 million (2016: $23 million and 2015: $21 million) for the above retirement benefits.

16.	SHARE-BASED COMPENSATION

In May 2017, shareholders approved the establishment of the AXIS Capital Holdings Limited 2017 Long-Term Equity Compensation Plan (the "2017 Plan"). The 2017 Plan provides for, among other things, the issuance of restricted stock units, performance units, restricted shares, stock options, stock appreciation rights and other equity-based awards to our employees and directors. The 2017 Plan authorizes the issuance of a total of 3,400,000 shares. The Company's 2017 Plan replaced its 2007 Long-Term Equity Compensation Plan ("2007 Plan") upon expiration of the 2007 Plan in May 2017. All remaining shares available pursuant to the 2007 Plan have been canceled although awards made pursuant to the 2007 Plan prior to its expiration remain in effect in accordance with the terms of the 2007 Plan. At December 31, 2017, 3,274,004 equity-based awards remained available for grant pursuant to the 2017 Plan.
Restricted Stock Awards
Restricted stock awards ("RSAs") granted pursuant to the 2007 Plan generally vest in four equal installments on the first, second, third and fourth anniversaries of the grant date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

16.	SHARE-BASED COMPENSATION (CONTINUED)

Restricted Stock Units
Restricted stock units ("RSUs") granted pursuant to the 2017 Plan or the 2007 Plan generally cliff vest at the end of a three year period, vest in accordance with a three year graded vesting schedule, or vest in four equal installments upon the first, second, third and fourth anniversaries of the grant date.
Cash Settled Restricted Stock Units
Cash settled restricted stock units ("Cash settled RSUs") granted pursuant to the 2017 Plan or the 2007 Plan are liability awards and generally cliff vest at the end of a three year period, or vest in four equal installments upon the first, second, third and fourth anniversaries of the date of grant.
Performance-vesting Restricted Stock Units
Performance-vesting restricted stock units ("PSUs") granted pursuant to the 2017 Plan or the 2007 Plan, represent the right to receive a specified number of common shares in the future, based upon the achievement of established performance criteria and continued service during the applicable performance period. Awards granted pursuant to these plans generally cliff vest at the end of a three year period. PSUs granted are either share settled awards or cash settled liability awards.
Acceleration Provisions
Grants provided under the 2017 Plan and the 2007 Plan generally allow for accelerated vesting provisions upon the employee’s death, permanent disability, or certain terminations following a change in control of the Company occurring within two years of the change in control event. Notwithstanding these vesting provisions, the Compensation Committee of our Board has broad authority to accelerate vesting at its own discretion.

Retirement Plan

In 2016, the Company established the AXIS Executive RSU Retirement Plan (the "Plan") to reward certain eligible long-term employees of the Company for their dedicated service. The Plan was implemented in 2017. Subject to certain conditions being met, eligible employees will not forfeit all of their outstanding RSUs or Cash settled RSUs on or following their retirement. Absent the Plan, outstanding RSUs are generally forfeited upon termination of employment.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

16.	SHARE-BASED COMPENSATION (CONTINUED)

a)	Share Settled Awards
The following table provides a summary of nonvested RSAs and share settled RSUs:

	Share Settled PSUs		Share Settled - Service Based Restricted Stock
	Number of Restricted Stock	Weighted Average Grant Date Fair Value(1)	Number of Restricted Stock	Weighted Average Grant Date Fair Value(1)

Nonvested restricted stock - December 31, 2015	201	$49.24	1,954	$43.34
Granted	104	53.80	589	53.87
Performance Adjustment	26	45.95	n/a	n/a
Vested	(48)	45.38	(789)	39.29
Forfeited	—	—	(161)	47.33
Nonvested restricted stock - December 31, 2016	283	51.27	1,593	48.88
Granted	87	64.58	733	61.94
Vested(2)	(119)	49.14	(889)	47.48
Forfeited	(21)	55.00	(82)	54.89
Nonvested restricted stock - December 31, 2017	230	$57.08	1,355	$57.09

n/a – not applicable
(1) Fair value is based on the closing price of our common shares on the grant approval date.
(2) Share-settled restricted stock units that vested during the year ended December 31, 2017 included 313,391 service-based restricted stock units attributable to a grant made in 2014 which was subject to a three year cliff vesting period.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

16.	SHARE-BASED COMPENSATION (CONTINUED)

b)    Cash Settled Awards
The following table provides a summary of nonvested cash settled RSUs:

	Cash Settled PSUs	Service-based Cash Settled RSUs
	Number of Restricted Stock Units	Number of Restricted Stock Units

Nonvested restricted stock units - December 31, 2015	70	1,433
Granted	18	497
Performance Adjustment	12	n/a
Vested	(32)	(377)
Forfeited	—	(161)
Nonvested restricted stock units - December 31, 2016	68	1,392
Granted	15	432
Vested(1)	(38)	(763)
Forfeited	(3)	(73)
Nonvested restricted stock units - December 31, 2017	42	988

n/a – not applicable
(1) Cash-settled restricted stock units that vested during the year ended December 31, 2017 included 307,556 service-based restricted stock units attributable to a grant made in 2014 which was subject to a three year cliff vesting period.
At December 31, 2017, the liability for cash-settled restricted stock units, included in other liabilities in the Consolidated Balance Sheets, was $22 million (2016: $48 million).
The fair value of share-settled restricted stock units and cash-settled restricted stock units that vested during 2017 was $125 million (2016: $67 million; 2015: $75 million), including $44 million attributable to service-based restricted stock units granted in 2014 which were subject to a three year cliff vesting period. At December 31, 2017, there were $94 million (2016: $85 million) of unrecognized compensation costs which are expected to be recognized over the weighted average period of 2.5 years (2016: 2.3 years).
During 2017, the Company incurred share-based compensation costs of $68 million (2016: $74 million; 2015: $59 million) related to restricted stock awards, share-settled restricted stock units, and cash-settled restricted stock units. In addition, the Company recorded associated tax benefits of $15 million (2016: $16 million; 2015: $15 million), including $7 million related to excess tax benefits associated with the vesting of restricted stock units.

17.	RELATED PARTY TRANSACTIONS

A member of the Company’s Board of Directors, Mr. Charles Davis, is the Chief Executive Officer of Stone Point Capital, LLC ("Stone Point"). In the ordinary course of business, the Company engages SKY Harbor Capital Management, LLC, an affiliate of Stone Point, to provide asset management services for certain short duration high yield debt portfolios. For the year ended December 31, 2017, total fees paid to SKY Harbor Capital Management, LLC, were $2 million (2016: $3 million; 2015: $3 million). In 2015, the Company engaged StoneRiver RegEd, also an affiliate of Stone Point, to provide broker and adjuster licensing, appointment and compliance service. For the year ended December 31, 2015 total fees paid to StoneRiver RegEd were $0.5 million.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

17.	RELATED PARTY TRANSACTIONS (CONTINUED)

The Company currently has $30 million committed to the NXT Capital Senior Loan Fund II and $30 million committed to NXT Capital Senior Loan Fund III. The manager of these funds is an indirect subsidiary of NXT Capital Holdings, L.P. ("NXT Capital"). Investment funds managed by Stone Point own approximately 42% of NXT Capital. For the year ended December 31, 2017, fees paid to NXT Capital totaled $1 million (2016: $1 million; 2015: $1 million). In addition, the Company currently has $50 million committed to the Freedom Consumer Credit Fund, LLC Series B. The manager of this fund is Freedom Financial Asset Management, LLC ("Freedom") which is an indirect subsidiary of Pantheon Partners, LLC ("Pantheon"). Investment funds managed by Stone Point own approximately 14.5% of Pantheon. For the year ended December 31, 2017, fees paid to Freedom totaled $1.1 million.
The Company's Chairman, Mr. Butt, received $0.5 million in consulting fee payments in 2017 pursuant to the terms of a consulting agreement by and between Mr. Butt and the Company dated May 3, 2012, as amended (2016: $0.6 million; 2015: $1 million). The consulting agreement was further amended on December 7, 2017 to extend the term of the agreement to the Company's 2019 Annual General Meeting for an annual fee of $0.5 million.

The Company's investment portfolio includes certain investments where it is considered to have the ability to exercise significant influence over the investment entity's operations. Significant influence is generally deemed to exist where the Company has an investment of 20% or more in the common stock of a corporation or an investment of 3% or more in closed end funds, limited partnerships, LLCs or similar investment vehicles. At December 31, 2017, the Company has $451 million (2016: $411 million) of investments where it is deemed to have the ability to exercise such significant influence. The Company generally pays management and performance fees to the investment managers of these investments. The Company considers all fees paid to the investment managers to be at market rates consistent with negotiated arms-length contracts.

Harrington and Harrington Re commenced operations in 2016 (see Note 6 'Investments'). AXIS Capital has the ability to exercise significant influence over the operating and financial policies of Harrington and Harrington Re. In the normal course of business, the Company entered into certain reinsurance transactions with Harrington Re. For the year ended December 31, 2017, the Company ceded reinsurance premiums of $213 million (2016: $128 million) and ceded losses of $119 million (2016: $27 million) to Harrington Re. In addition, Harrington Re paid certain acquisition costs and administrative fees to the Company. At December 31, 2017, the amount of reinsurance recoverable on unpaid and paid losses was $152 million (2016: $38 million) and the amount of ceded reinsurance payable included in insurance and reinsurance balances payable was $142 million (2016: $86 million) in the Consolidated balance sheets. All transactions were conducted at market rates consistent with negotiated arms-length contracts.

On November 5, 2013, the Company formed Ventures Re, a Bermuda domiciled insurer. With effect from January 1, 2015, Ventures Re is no longer consolidated in the financial statements of the Company. All of Ventures Re's directors are employees of the Company. In the normal course of business, the Company enters into certain reinsurance contracts with Ventures Re. For the year ended December 31, 2017, the Company ceded premiums of $107 million (2016: $40 million) and ceded losses of $126 million (2016: $10 million) to Ventures Re. In addition, Ventures Re paid certain acquisition costs and administrative fees to the Company. At December 31, 2017, the amount of reinsurance recoverable on unpaid and paid losses was $131 million (2016: $22 million) and the amount of ceded reinsurance payable included in insurance and reinsurance balances payable was $17 million (2016: $15 million ) in the Consolidated balance sheets. All transactions were conducted at market rates consistent with negotiated arms-length contracts.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

18.	TRANSACTION AND REORGANIZATION EXPENSES

Transaction and Integration Expenses

In connection with the acquisition of Novae, the Company incurred transaction and integration related expenses for the year ended December 31, 2017 of $27 million compared to $nil for the years ended December 31, 2016 and 2015, respectively. The transaction and integration related expenses included due diligence, legal, accounting, investment banking fees and expenses, as well as integration expenses related to the integration of Novae into the Company's operations and compensation-related costs associated with the termination of certain employees. These expenses are included in transaction and reorganization expenses in the Consolidated Statement of Operations (see Note 3 'Business Combinations').

Reorganization Expenses

During 2015, the Company implemented a number of profitability enhancement initiatives which resulted in the recognition of reorganization and related expenses including staff severance and related costs, the write-off of certain information technology assets, lease cancellation costs and an impairment of certain customer-based intangibles following the decision to wind down the Company's Australian retail insurance operations. Reorganization and related expenses amounted to $nil for the years ended December 31, 2017 and 2016 and $46 million for the year ended December 31, 2015. In addition, the Company incurred corporate expenses associated with these profitability enhancement initiatives of $nil for the years ended December 31, 2017 and 2016 and $5 million for the year ended December 31, 2015 (see Note 5 'Goodwill and Intangible Assets').

19.	INCOME TAXES

Under current Bermuda law, the Company's Bermuda domiciled subsidiaries are not required to pay any taxes in Bermuda on income or capital gains. The Company has received an assurance from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, it will be exempt from taxation in Bermuda until March 2035. The Company's primary Bermuda subsidiary has an operating branch in Singapore, which is subject to the relevant taxes in that jurisdiction. The branch is not under examination in this tax jurisdiction, but remains subject to examination for tax years 2014 through 2017.

The Company's U.S. subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The provision for federal income taxes has been determined under the principles of the consolidated tax provisions of the U.S. Internal Revenue Code and Regulations. Should the U.S. subsidiaries pay a dividend outside the U.S. group, withholding taxes will apply. The Company's U.S. subsidiaries are not under examination but remain subject to examination in the U.S. for tax years 2014 through 2017.
In Canada, the Company's U.S. reinsurance company operates through a branch and its U.S. service company has an unlimited liability company subsidiary based in Canada. These Canadian operations are subject to the relevant taxes in that jurisdiction and remain subject to examination for tax years 2013 through 2017.
The Company also has subsidiaries in Ireland, the U.K., Belgium, the Netherlands, Luxembourg, Brazil and Dubai. In 2017, the Company ceased operations in Australia. These subsidiaries and their branches, are not under examination, but remain subject to examination in all applicable jurisdictions for tax years 2013 through 2017.
In the U.K., the Company has Lloyd’s syndicates whose income is subject to tax in the U.K. payable by its corporate members. The income from operations at Lloyd’s is also subject to taxes in other jurisdictions in which Lloyd's operates, including the U.S. Under a Closing Agreement between Lloyd’s and the IRS, Lloyd’s Members pay U.S. income tax on U.S. connected income written by Lloyd’s syndicates. To the extent that the Lloyd’s syndicates suffer taxes outside the U.K. they may claim a credit for foreign taxes suffered, limited to the U.K. equivalent tax on the same income.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

19.	INCOME TAXES (CONTINUED)

An analysis of income tax expense and net tax assets is shown in the following table:

Year ended December 31,	2017	2016	2015

Current income tax expense (benefit)
U.S.	$(6,207)	$606	$4,927
Europe	10,249	7,451	144
Other	—	—	5
Deferred income tax expense (benefit)
U.S.	18,495	(1,829)	(267)
Europe	(30,079)	112	(1,781)
Total income tax expense (benefit)	$(7,542)	$6,340	$3,028

Net current tax receivables (payables)	$(639)	$3,540	$(69)
Net deferred tax assets	4,438	103,313	104,762

Net tax assets	$3,799	$106,853	$104,693

Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of deferred tax assets and liabilities were as follows:

At December 31,	2017	2016

Deferred tax assets:
Discounting of net reserves for losses and loss expenses	$27,804	$47,258
Unearned premiums	25,188	41,797
Operating and capital loss carryforwards	53,095	43,687
Accruals not currently deductible	31,560	59,098
Other investment adjustments and impairments	—	84
Tax credits	29,929	10,139
Other deferred tax assets	15,047	3,684
Deferred tax assets before valuation allowance	182,623	205,747
Valuation allowance	(16,157)	(41,100)
Deferred tax assets net of valuation allowance	166,466	164,647

Deferred tax liabilities:
Deferred acquisition costs	(24,249)	(45,788)
Net unrealized investments gains	(8,033)	(1,168)
Amortization of VOBA, intangible assets and goodwill	(85,296)	(13,096)
Equalization reserves	(23,274)	—
Other deferred tax liabilities	(21,176)	(1,282)
Deferred tax liabilities	(162,028)	(61,334)
Net deferred tax assets	$4,438	$103,313

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

19.	INCOME TAXES (CONTINUED)

On December 22, 2017, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 ("U.S. Tax Reform") was signed into law. U.S. Tax Reform, among other things, reduced the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. Consequently, the Company reduced its net deferred tax assets as of December 31, 2017 by $41.6 million which is reflected in deferred tax expense.

As a result of the Company's acquisitions of Aviabel and Novae in 2017, $103.8 million of net deferred tax liabilities were acquired or established at the acquisition date.
Total operating and capital loss carryforwards and tax credits are summarized in the following table:

At December 31,	2017	2016

Operating and Capital Loss Carryforwards(1)
Singapore (branch) operating loss carryforward	$77,467	$83,532
Australia (branch) operating loss carryforward(2)	—	147,193
Australia (branch) capital loss carryforward(2)	—	4,207
U. K. operating loss carryforward(3)	126,839	19,306
Ireland capital loss carryforward	716	716
U.S. operating loss carryforward	115,236	14,221

Tax Credits(1)
Ireland foreign tax credit	$3,566	$3,298
U.S. alternative minimum tax credit	12,052	6,840
U.K. tax credit(3)	14,310	—

(1)	All operating and capital loss carryforwards and tax credits can be carried forward indefinitely with the exception of the U.S. net operating loss which will expire in 2037.

(2)	As a result of ceasing the Company's Australian operations, operating loss and capital loss carryforwards were written off.

(3)	As a result of the Company's acquisition of Novae, these amounts include $23.0 million and $14.8 million of acquired operating loss and tax credit carryforwards, respectively.

An analysis of the movement in the Company's valuation allowance is shown in the following table:

At December 31,	2017	2016

Income tax expense:
Valuation allowance - beginning of year	$41,100	$40,331
Operating loss carryforwards	(27,116)	3,857
Foreign tax credit	267	(2,775)
Australian CTA and accruals and other foreign rate differentials	1,006	(313)
Change in investment-related items	900	—
Valuation allowance - end of year	$16,157	$41,100

At December 31, 2017 and 2016, the Company established a full valuation allowance on: (1) operating and capital loss carryforwards relating to operations in Australia and Singapore; (2) un-utilized foreign tax credits available in Ireland and (3)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

19.	INCOME TAXES (CONTINUED)

certain other deferred tax assets related to branch operations. In 2017 the valuation allowance was released on the Australian operating loss carryforwards, capital loss carryforwards, and other deferred tax assets upon the cessation of operations. The valuation allowance was reduced by a net $1.2 million for items unrelated to the Australian operations.

Although realization is not assured, management believes it is more likely than not that the tax benefit of the recorded net deferred tax assets will be realized. In evaluating the Company's ability to recover these tax assets within the jurisdiction from which they arise, it considered all available positive and negative evidence, including historical results, operating loss carry-back potential and scheduled reversals of deferred tax liabilities. The Company believes its U.S. and U.K. operations will produce significant taxable income in future periods and have deferred tax liabilities that will reverse in future periods, such that the Company believes sufficient ordinary taxable income is available to utilize all remaining ordinary deferred tax assets. In 2017 and 2016, there were sufficient net unrealized gains or capital loss carryback potential to offset remaining impairments, therefore, a valuation allowance on such impairments in the U.S. was not considered necessary.
At December 31, 2017 and 2016, there were no unrecognized tax benefits.

The following table presents the distribution of income before income taxes between domestic and foreign jurisdictions as well as a reconciliation of the actual income tax rate to the amount computed by applying the effective tax rate of 0% under Bermuda law to income before income taxes:

Year ended December 31,	2017	2016	2015

Income (loss) before income taxes
Bermuda (domestic)	$(188,420)	$469,306	$652,235
Foreign	(188,091)	50,402	(7,576)
Total income before income taxes	$(376,511)	$519,708	$644,659

Reconciliation of effective tax rate (% of income before income taxes)
Expected tax rate	0.0%	0.0%	0.0%
Foreign taxes at local expected rates:
U.S.	6.6%	(0.6)%	0.8%
Europe	5.8%	1.5%	(0.2)%
Other	0.3%	0.0%	(0.3)%
Valuation allowance	0.0%	0.2%	1.2%
Net tax exempt income	0.1%	(0.2)%	(0.1)%
Change in U.S. enacted tax rate	(11.1)%	0.0%	0.0%
Other	0.3%	0.3%	(0.9)%
Actual tax rate	2.0%	1.2%	0.5%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

20.	OTHER COMPREHENSIVE INCOME (LOSS)

The tax effects allocated to each component of other comprehensive income (loss) are shown in the following table:

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Year ended December 31, 2017
Available for sale investments:
Unrealized investment gains arising during the year	$211,151	$(5,732)	$205,419
Adjustment for reclassification of net realized investment gains and OTTI losses recognized in net income	(33,892)	758	(33,134)
Unrealized investment gains arising during the year, net of reclassification adjustment	177,259	(4,974)	172,285
Non-credit portion of OTTI losses	—	—	—
Foreign currency translation adjustment	41,938	—	41,938
Total other comprehensive income, net of tax	$219,197	$(4,974)	$214,223

Year ended December 31, 2016
Available for sale investments:
Unrealized investment gains arising during the year	$10,165	$(5,093)	$5,072
Adjustment for reclassification of net realized investment losses and OTTI losses recognized in net income	60,423	1,767	62,190
Unrealized investment gains arising during the year, net of reclassification adjustment	70,588	(3,326)	67,262
Non-credit portion of OTTI losses	—	—	—
Foreign currency translation adjustment	(638)	—	(638)
Total other comprehensive income, net of tax	$69,950	$(3,326)	$66,624

Year ended December 31, 2015
Available for sale investments:
Unrealized investment losses arising during the year	$(280,512)	$14,128	$(266,384)
Adjustment for reclassification of net realized investment losses and OTTI losses recognized in net income	145,766	(775)	144,991
Unrealized investment losses arising during the year, net of reclassification adjustment	(134,746)	13,353	(121,393)
Non-credit portion of OTTI losses	—	—	—
Foreign currency translation adjustment	(21,498)	—	(21,498)
Total other comprehensive loss, net of tax	$(156,244)	$13,353	$(142,891)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

20.	OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)

Reclassifications from AOCI into net income (loss) available to common shareholders are shown in the following table:

		Amount Reclassified from AOCI(1)
Details About AOCI Components	Consolidated Statement of Operations Line Item That Includes Reclassification	Year ended December 31,
		2017	2016	2015

Unrealized investment gains (losses) on available for sale investments
	Other realized investment gains (losses)	$48,385	$(34,213)	$(73,046)
	OTTI losses	(14,493)	(26,210)	(72,720)
	Total before tax	33,892	(60,423)	(145,766)
	Income tax (expense) benefit	(758)	(1,767)	775
	Net of tax	$33,134	$(62,190)	$(144,991)

Foreign currency translation adjustments
	Foreign exchange loss	$(24,149)	$—	$—
	Income tax (expense) benefit	—	—	—
	Net of tax	$(24,149)	$—	$—

(1)	Amounts in parentheses are debits to net income (loss) available to common shareholders

On March 27, 2017, as part of the wind down of the Company's Australia operation, the Australia Prudential Regulation Authority revoked the authorization of AXIS Specialty Australia to carry on insurance business in Australia. As this resulted in the substantial liquidation of AXIS Specialty Australia, the cumulative translation adjustment related to AXIS Specialty Australia of $24 million was released from accumulated other comprehensive income in the Consolidation Balance Sheet to foreign exchange losses in the Consolidated Statement of Operations.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

21.	STATUTORY FINANCIAL INFORMATION

The Company's (re)insurance operations are subject to insurance and/or reinsurance laws and regulations in the jurisdictions in which they operate, the most significant of which include Bermuda, Ireland, the U.S. and Lloyd's. These regulations include certain restrictions on the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the insurance regulatory authorities.

At December 31, 2017 and 2016, the statutory capital and surplus in each of the Company's most significant regulatory jurisdictions are shown in the following table:

	Bermuda		Ireland		U.S.
At December 31,	2017	2016	2017	2016	2017	2016

Required statutory capital and surplus	$1,800,064	$1,835,279	$613,923	$552,678	$488,560	$430,145
Available statutory capital and surplus	$3,641,279	$4,055,252	$906,512	$925,164	$1,511,480	$1,470,772

Bermuda

Under the Insurance Act 1978, amendments thereto and Related Regulations of Bermuda (the "Act"), the Company's Bermuda subsidiary, AXIS Specialty Bermuda is required to maintain minimum statutory capital and surplus equal to the greater of a minimum solvency margin ("MSM") and the Enhanced Capital Requirement ("ECR"). The MSM is the greater of $100 million, 50% of net premiums written, 15% of the net reserve for losses and loss expenses or 25% of the ECR. The ECR is calculated based on either an internally developed risk-based capital model or a standard risk-based capital model developed by the Bermuda Monetary Authority ("BMA"). In 2016, the BMA implemented an Economic Balance Sheet ("EBS") framework which was used as the basis to determine the ECR. At December 31, 2017 and 2016, the required and available statutory capital and surplus were based on this EBS framework.

Under the Act, AXIS Specialty Bermuda is restricted as to the payment of dividends for amounts greater than 25% of the prior year’s statutory capital and surplus, whereby an affidavit signed by at least two members of the Board of Directors is required, attesting that any dividend in excess of this amount would not cause the company to fail to meet its relevant margins. At December 31, 2017, the maximum dividend AXIS Specialty Bermuda could pay, without a signed affidavit, having met minimum levels of statutory capital and surplus requirements, was approximately $0.9 billion (2016: $1 billion).

Ireland

Effective January 1, 2016, the Company's Irish subsidiaries, AXIS Specialty Europe SE and AXIS Re SE, are required to maintain the Minimum Capital Requirement ("MCR") subject to a monetary minimum floor, and the Solvency Capital Requirement ("SCR") at all times. The capital requirements are calculated by reference to Solvency II definitions. If an entity falls below the MCR or SCR, the Central Bank of Ireland is authorized to take action to restore the financial position of the Company's Irish subsidiaries. During 2017 and 2016, the Company's Irish subsidiaries were in compliance with these requirements.

The Company's Irish subsidiaries may declare dividends subject to meeting their solvency and capital requirements. The maximum dividend is limited to "excess eligible own funds" which is defined as excess Solvency II capital over the SCR and may also be limited to "profits available for distribution'', which is defined as accumulated realized profits less accumulated realized losses and statutory reserves. At December 31, 2017, the maximum dividend the Company's Irish subsidiaries could pay, having met their solvency and capital requirements was approximately $52 million (2016: $372 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

21.	STATUTORY FINANCIAL INFORMATION (CONTINUED)

United States

The Company's U.S. operations required statutory capital and surplus is determined using the risk-based capital formula ("RBC"), which is the National Association of Insurance Commissioners' (the "Commissioner") method of measuring the minimum capital appropriate for U.S. reporting entities to support its overall business operations in consideration of its size and risk profile. If a company falls below the authorized control level as determined under the RBC, the Commissioner is authorized to take whatever regulatory actions may be considered necessary to protect policyholders and creditors. The maximum dividend that may be paid by the Company's U.S. insurance subsidiaries is restricted by the regulatory requirements of the domiciliary states. Generally, the maximum dividend that may be paid by each of the Company's U.S. insurance subsidiaries is limited to unassigned surplus (statutory equivalent of retained earnings) and may also be limited to statutory net income, net investment income or 10% of total statutory capital and surplus. At December 31, 2017, the maximum dividend that the Company's U.S. insurance operations could pay without regulatory approval was approximately $115 million (2016: $147 million).

Lloyd's of London

The Company operates in the Lloyd’s market through AXIS Corporate Capital UK Limited which is the sole corporate member of Syndicate 1686. Syndicate 1686 was managed by a third party managing agency, Asta Managing Agency Limited until August 2017 when the Company received final authorization from Lloyd's, the Prudential Regulation Authority ("PRA") and the Financial Conduct Authority ("FCA") for its own Lloyd's managing agent, AXIS Managing Agency Limited ("AXIS Managing Agency"). Effective August 4, 2017, AXIS Managing Agency assumed management of Syndicate 1686, replacing the Company's third-party managing agency agreement with Asta Managing Agency Limited, which had been in place since 2014.

In addition, the Company operates in the Lloyd's market through Novae Corporate Underwriting Limited, the sole corporate member of Syndicate 2007 and owns Lloyd’s managing agency, Novae Syndicates Limited ("NSL") which operated in the Lloyd’s insurance market and managed Syndicate 2007 and SPA 6129.

SPA 6129 commenced trading on January 1, 2016, was managed by NSL and all of its capacity was provided by third party capital represented by Securis Investment Partners LLP, a Lloyd’s member agent. For the three month period ended December 31, 2017, NSL received a managing agency fee from SPA 6129 and allocated a proportion of administrative expenses to SPA 6129.

Corporate members of Lloyd’s and Lloyd’s syndicates are bound by the rules of Lloyd’s, which are prescribed by Bye-laws and Requirements made by the Council of Lloyd’s under powers conferred by the Lloyd’s Act 1982. These rules prescribe members’ membership subscription, the level of their contribution to the Lloyd’s Central Fund and the assets they must deposit with Lloyd’s in support of their underwriting. The Council of Lloyd’s has broad powers to sanction breaches of its rules, including the power to restrict or prohibit a member’s participation on Lloyd’s Syndicates.

The capital provided to support underwriting, or Funds at Lloyd’s ("FAL") is not available for distribution for the payment of dividends or for working capital requirements. Corporate members may also be required to maintain funds under the control of Lloyd’s in excess of their capital requirements and such funds also may not be available for distribution for the payment of dividends. Lloyd’s sets the corporate members’ required capital annually through the application of a capital model that is based on regulatory rules pursuant to Directive 2009/138/EC of the European Parliament and of the Council of 25 November 2009 on the taking up and pursuit of business of Insurance and Reinsurance (Solvency II) ("Solvency II"). FAL may comprise cash, certain investments and letters of credit provided by approved banks.

FAL may be satisfied by cash, certain investments and letters of credit provided by approved banks. At December 31, 2017 fixed maturities and short term investments with a fair value of $557 million (2016: $293 million), equity securities with a fair value of $nil (2016: $83 million), and cash of $12 million (2016: $7 million), respectively, were restricted to satisfy AXIS

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

21.	STATUTORY FINANCIAL INFORMATION (CONTINUED)

Corporate Capital UK Limited FAL requirements. At December 31, 2017 fixed maturities and short term investments with a fair value of $564 million and equity securities with a fair value of $59 million, respectively, were restricted to satisfy Novae Corporate Underwriting Limited FAL requirements (see Note 6 'Investments').

Each year, corporate members apply to Lloyd's to release accumulated funds, whether syndicate profits or interest on FAL, which are in excess of the agreed FAL requirements. At December 31, 2017 and 2016, the actual capital and assets exceeded the FAL requirements for Syndicate 1686. At December 31, 2017 the actual capital and assets exceeded the FAL requirements for Syndicate 2007. The release of funds for Syndicate 1686 for the year ended December 31, 2016 made during 2017 was $1.6 million and the release of funds for Syndicate 2007 for the year ended December 31, 2016 made during 2017 was $41 million.

On January 1, 2018, the Company received authorization from Lloyd’s for AXIS Managing Agency to commence management and oversight of Syndicate 2007 and SPA 6129.

Branch Offices

The Company's operating subsidiaries in Bermuda and the U.S. maintain branch offices in Singapore and Canada, respectively. The Company's Irish operating subsidiaries maintain branch offices in Switzerland, and the U.K. In 2017, the Company ceased operations in Australia. As branch offices are not considered separate entities for regulatory purposes, the required and actual statutory capital and surplus amounts for each jurisdiction in the table above include amounts related to the applicable branch offices. The Company's branch offices in Singapore and Canada are subject to additional minimum capital or asset requirements in their countries of domicile. At December 31, 2017 and 2016, the actual capital/assets for each of these branches exceeded the relevant local regulatory requirements.

Total statutory net income (loss) of the Company's operating subsidiaries was $(94) million, $598 million, $457 million for 2017, 2016 and 2015, respectively. The differences between statutory financial statements and statements prepared in accordance with U.S. GAAP vary by jurisdiction, however, the primary differences are that statutory financial statements may not reflect deferred acquisition costs, certain net deferred tax assets, goodwill and intangible assets, unrealized appreciation or depreciation on debt securities or certain unauthorized reinsurance recoverables.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

22.    UNAUDITED CONDENSED QUARTERLY FINANCIAL DATA

An unaudited summary of quarterly financial results is shown in the following table:

Quarters ended	Mar 31	Jun 30	Sep 30	Dec 31

2017
Net premiums earned	$938,703	$981,431	$1,017,131	$1,211,495
Net investment income	98,664	106,063	95,169	100,908
Net realized investment gains (losses)	(25,050)	(4,392)	14,632	43,038
Underwriting income (loss)	16,385	57,012	(512,853)	26,130
Net income (loss) available to common shareholders	5,014	85,030	(467,740)	(38,081)
Earnings (loss) per common share - basic	$0.06	$1.01	$(5.61)	$(0.46)
Earnings (loss) per common share - diluted	$0.06	$1.01	$(5.61)	$(0.46)

2016
Net premiums earned	$902,340	$946,990	$934,415	$921,879
Net investment income	49,164	91,730	116,923	95,517
Net realized investment gains (losses)	(66,508)	21,010	5,205	(20,229)
Underwriting income	98,951	9,860	103,998	66,265
Net income available to common shareholders	38,417	119,491	176,644	130,912
Earnings per common share - basic	$0.41	$1.30	$1.97	$1.50
Earnings per common share - diluted	$0.41	$1.29	$1.96	$1.48

(1)
During the three months ended September 30, and December 31, 2017, the Company recognized transaction and reorganization expenses of $6 million and $21 million, respectively, related to the acquisition and integration of Novae. Refer to Item 8, Note 18 of the Consolidated Financial Statements 'Transaction and Reorganization Expenses' for further details.

(2)
During the three months ended December 31, 2017, the Company recognized a tax expense of $42 million due to the revaluation of net deferred tax assets pursuant to the U.S. Tax Reform. Refer to Item 8, Note 19 of the Consolidated Financial Statements 'Income Taxes' for further details.

(3)
During the three months ended December 31, 2017, the Company recognized amortization of value of business acquired of $50 million related to the acquisition of Novae. Refer to Item 8, Note 3 and Note 5 of the Consolidated Financial Statements 'Business Combinations' and 'Goodwill and Intangible Assets' for further details.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 AND 2015

23.    SUBSEQUENT EVENTS

Reinsurance to Close ("RITC") of the 2015 and prior years of account of Syndicate 2007

On January 1, 2018, AXIS Managing Agency, the managing agent of Syndicate 2007 entered into an agreement for the RITC of the 2015 and prior years of account of Syndicate 2007. This contract will be accounted for as a novation reinsurance contract in the three month period ended March 31, 2018. The Company will cede $819 million of reserves for losses and loss expenses, included in Syndicate 2007's balance sheet at December 31, 2017, to a reinsurer. This transaction will result in a reduction in investments and cash representing the consideration due to the reinsurer together with a reduction in reserves for losses and loss expenses representing the transfer of liabilities to the reinsurer.

Change to Segments

The Company continually monitors and reviews its segment reporting structure in accordance with ASC 280 Segment Reporting to determine whether any changes have occurred that would impact its reporting segments.

The Company's accident and health line of business is currently included in the Company's insurance segment. During the first quarter of 2018, the Company plans to realign its accident and health line of business. As a result of the realignment, this business will also be included in the Company's reinsurance segment.

The alignment of the Company's accident and health line of business will impact the presentation of the Company's reporting segments. Work is ongoing to recast the Company’s current and prior periods within its financial systems to conform to the new presentation. The Company expects to complete this work during the first quarter of 2018 and to reflect the results of its accident and health business in the Company's insurance and reinsurance segments for the three month period ended March 31, 2018.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) at December 31, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2017, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s management has performed an assessment, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of our internal control over financial reporting at December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based upon that assessment, the Company’s management believes that, at December 31, 2017, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
In conducting our assessment of the effectiveness of our internal control over financial reporting at December 31, 2017, we have excluded an assessment of the effectiveness of the Company’s internal control over financial reporting related to the acquisition of Novae Group plc ("Novae") as permitted by the guidance issued by the Office of the Accountant of the Securities and Exchange Commission (not to extend one year beyond the date of acquisition or one annual reporting period). The Company acquired the entire issued and to be issued share capital of Novae on October 2, 2017. For the year ended December 31, 2017, Novae's assets represented 13.5 percent of consolidated assets, Novae's revenues represented 4.2 percent of consolidated revenues, and Novae's net loss represented 1.4 percent of consolidated net loss. See Note 3 for further discussion of this acquisition and its impact on the Company's consolidated financial statements.
Our independent registered public accounting firm has issued an audit report on our assessment of our internal control over financial reporting at December 31, 2017. This report appears below.
All internal control systems, no matter how well designed, have inherent limitations. As a result, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial reporting and the preparation of financial statements.
Changes in Internal Control Over Financial Reporting
The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2017. Based upon that evaluation, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
AXIS Capital Holdings Limited
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of AXIS Capital Holdings Limited and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 28, 2018 expressed an unqualified opinion on those financial statements.
As described in Management's Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Novae Group plc (“Novae”), which was acquired on October 2, 2017 and whose financial statements constitute 13.5% of assets, 4.2% of revenues, and 1.4% of net loss of the consolidated financial statement amounts as of and for the year ended December 31, 2017. Accordingly, our audit did not include the internal control over financial reporting at Novae.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte Ltd.
Hamilton, Bermuda
February 28, 2018

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

As and when allowed by the applicable law and regulations, certain of our non-U.S. subsidiaries provide treaty reinsurance coverage to non-U.S. insurers on a worldwide basis, including insurers of liability, marine, aviation and energy risks, and as a result, these underlying reinsurance portfolios may have some exposure to Iran. In addition, we underwrite insurance and facultative reinsurance on a global basis to non-U.S. insureds and insurers, including for liability, marine, aviation and energy risks. Coverage provided to non-Iranian business may indirectly cover an exposure in Iran. For example, certain of our operations underwrite global marine hull and cargo policies that provide coverage for vessels navigating into and out of ports worldwide, including Iran. For the quarter ended December 31, 2017, there has been no material amount of premium allocated or apportioned to activities relating to Iran. As we believe these activities are permitted under applicable laws and regulations, we intend for our non-U.S. subsidiaries to continue to provide such coverage to the extent permitted by applicable law.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the sections captioned "Proposal No. 1 – Election of Directors", "Corporate Governance", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers" in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2017 pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections captioned "Executive Compensation", "Compensation Discussion and Analysis", "Director Compensation" , "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2017 pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the sections captioned "Principal Shareholders" and "Equity Compensation Plan Information" in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2017 pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the sections captioned "Certain Relationships and Related Transactions", and "Corporate Governance" in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2017 pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section captioned "Principal Accounting Fees and Services" in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2017 pursuant to Regulation 14A.

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
2.1
Termination Agreement dated August 2, 2015 by and between PartnerRe Ltd. and AXIS Capital Holdings Limited (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 3, 2015.)

2.2	Rule 2.7 Announcement dated July 5, 2017 in connection with acquisition of Novae Group plc (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 6, 2017).

2.3
Rule 2.7 Announcement dated August 24, 2017 in connection with acquisition of Novae Group plc (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 25, 2017).

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

4.6	Form of 2.650% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on March 13, 2014).

4.7	Form of 5.150% Senior Notes due 2045 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on March 13, 2014).

4.8	Form of 4.000% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 6, 2017).

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

*10.6
Amendment No. 4 to Consulting Agreement by and between Michael A. Butt and AXIS Specialty Limited dated December 8, 2016 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K filed on February 27, 2017).

†*10.7	Amendment No. 5 to Consulting Agreement by and between Michael A. Butt and AXIS Specialty Limited dated December 7, 2017.

*10.8
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

*10.10
Amendment No. 2 to Employment Agreement dated May 3, 2012 by and among Albert Benchimol, AXIS Capital Holdings Limited and AXIS Specialty U.S. Services, Inc. effective as of January 19, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 25, 2016).

*10.11
Amendment No. 3 to Employment Agreement dated May 3, 2012 by and among Albert Benchimol, AXIS Capital Holdings Limited, AXIS Specialty U.S. Services, Inc. and AXIS Specialty Limited effective as of January 1, 2017 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K filed on February 27, 2017).

*10.12
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

†*10.16	Separation Agreement by and between John D. Nichols, Jr. and AXIS Specialty U.S. Services, Inc. dated February 27, 2017.

*10.17
Employment Agreement by and between Joseph C. Henry and AXIS Specialty U.S. Services, Inc. dated January 23, 2015 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 29, 2015).

†*10.18	Consulting Agreement by and between Joseph C. Henry and AXIS Specialty U.S. Services, Inc. dated December 11, 2017.

†*10.19	Separation Agreement by and between Joseph C. Henry and AXIS Specialty U.S. Services, Inc. dated December 11, 2017.

*10.20
Employment Agreement by and between Peter W. Wilson and AXIS Specialty U.S. Services, Inc. dated June 23, 2014 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed on February 23, 2015).

*10.21
Employment Agreement by and between Chris DiSipio and AXIS Specialty U.S. Services, Inc. dated February 27, 2014 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed on February 23, 2015).

†*10.22	Employment Agreement by and between Peter Vogt and AXIS Specialty U.S. Services, Inc. dated December 11, 2017.

†*10.23	Employment Agreement by and between Jan Ekberg and AXIS Re SE (Swiss Branch) effective March 6, 2015.

†*10.24	Addendum to Employment Agreement effective March 6, 2015 by and between Jan Ekberg and AXIS Re SE (Swiss Branch) effective February 23, 2017.

*10.25	2003 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Amendment No. 2) (No. 333-103620) filed on May 17, 2003).

*10.26	2007 Long-Term Equity Compensation Plan, as amended (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed on May 15, 2012).

*10.27	2017 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed on May 8, 2017).

*10.28	Form of Employee Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 28, 2010).

*10.29	Form of Employee Restricted Stock Unit Agreement (Performance Vesting) (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed on February 27, 2017).

*10.30	Form of Employee Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed on February 21, 2014).

*10.31	2013 Executive Long-Term Equity Compensation Program (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 9, 2013).

†*10.32	2018 Executive Long-Term Equity Compensation Program.

*10.33	2014 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K filed on February 27, 2017).

*10.34	AXIS Executive RSU Retirement Plan (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K filed on February 27, 2017).

*10.35
Form of Employee Restricted Stock Unit Agreement (Retirement Eligible/Performance Vesting) (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed on February 27, 2017).

*10.36	Form of Employee Restricted Stock Unit Agreement (Retirement Eligible) (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed on February 27, 2017).

†*10.37	Form of Employee Restricted Stock Unit Agreement (Performance Vesting).

†*10.38	Form of Employee Restricted Stock Unit Agreement.

*10.39	2003 Directors Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (No. 333-110228) filed on November 4, 2003).

*10.40	2003 Directors Deferred Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on April 28, 2009).

*10.41	2017 Directors Annual Compensation Program (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K filed on February 27, 2017).

†*10.42	2018 Directors Annual Compensation Program.

*10.43	AXIS Specialty U.S. Services, Inc. Supplemental Retirement Plan (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on February 26, 2008).

10.44
Master Reimbursement Agreement, dated as of May 14, 2010, by and among AXIS Specialty Limited, AXIS Re Limited, AXIS Specialty Europe Limited, AXIS Insurance Company, AXIS Surplus Insurance Company, AXIS Specialty Insurance Company, AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 19, 2010).

10.45
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

10.46
Amendment to Committed Facility Letter dated November 20, 2013 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Surplus Insurance Company and AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 21, 2013).

10.47
Amendment to Committed Facility Letter dated March 31, 2015 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Reinsurance Company, AXIS Surplus Insurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 1, 2015).

10.48
Amendment to Facility Fee Letter dated March 31, 2015 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Reinsurance Company, AXIS Surplus Insurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 1, 2015).

10.49
Committed Facility Letter dated December 18, 2015 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Surplus Insurance Company and AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 22, 2015).

10.50
Committed Facility Letter dated March 27, 2017 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Surplus Insurance Company and AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 31, 2017).

10.51
Amendment to Master Reimbursement Agreement dated March 27, 2017 by and among AXIS Specialty Limited, AXIS Re Limited, AXIS Specialty Europe Limited, AXIS Insurance Company, AXIS Surplus Insurance Company, AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 31, 2017).

10.52
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

10.53
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

10.54
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

10.55
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

†101
The following financial information from AXIS Capital Holdings Limited’s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2017 and 2016; (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2017, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Exhibits 10.2 through 10.42 represent a management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.

†	Filed herewith.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2018.

AXIS CAPITAL HOLDINGS LIMITED

By:	/s/ ALBERT BENCHIMOL
Albert Benchimol
President and Chief Executive Officer
POWER OF ATTORNEY
We, the undersigned directors and executive officers of AXIS Capital Holdings Limited, hereby appoint Peter Vogt and Conrad D. Brooks, and each of them singly, as our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2018.

Signature	Title

/s/ ALBERT BENCHIMOL	Chief Executive Officer, President and Director (Principal Executive Officer)
Albert Benchimol

/s/ PETER VOGT	Chief Financial Officer (Principal Financial Officer)
Peter Vogt

/s/ JAMES O'SHAUGHNESSY	Controller (Principal Accounting Officer)
James O'Shaughnessy

/s/ MICHAEL A. BUTT	Director
Michael A. Butt

/s/ CHARLES A. DAVIS	Director
Charles A. Davis

/s/ ROBERT L. FRIEDMAN	Director
Robert L. Friedman

Signature	Title

/s/ CHRISTOPHER V. GREETHAM	Director
Christopher V. Greetham

/s/ MAURICE A. KEANE	Director
Maurice A. Keane

/s/ CHERYL-ANN LISTER	Director
Cheryl-Ann Lister

/s/ THOMAS C. RAMEY	Director
Thomas C. Ramey

/s/ HENRY B. SMITH	Director
Henry B. Smith

/s/ WILHELM ZELLER	Director
Wilhelm Zeller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
AXIS Capital Holdings Limited
We have audited the consolidated financial statements of AXIS Capital Holdings Limited and subsidiaries (the "Company") as of December 31, 2017, and 2016, and for each of the three years in the period ended December 31, 2017, and the Company’s internal control over financial reporting as of December 31, 2017, and have issued our reports thereon dated February 28, 2018; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte Ltd.
Hamilton, Bermuda
February 28, 2018

SCHEDULE I
AXIS CAPITAL HOLDINGS LIMITED
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES

	At December 31, 2017
	Amortized Cost	Fair Value	Amount shown on the Balance Sheet
(in thousands)
Type of investment:
Fixed maturities
U.S. government and agency	$1,727,643	$1,712,469	$1,712,469
Non-U.S. government	798,582	806,299	806,299
Corporate debt	5,265,795	5,297,866	5,297,866
Agency RMBS	2,414,720	2,395,152	2,395,152
CMBS	776,715	777,728	777,728
Non-Agency RMBS	45,713	46,831	46,831
ABS	1,432,884	1,436,281	1,436,281
Municipals	149,167	149,380	149,380
Total fixed maturities	$12,611,219	12,622,006	12,622,006
Mortgage loans, at amortized cost and fair value		325,062	325,062
Short-term investments, at amortized cost and fair value		83,661	83,661
Equity securities		635,511	635,511
Other investments (1)		667,432	1,009,373
Equity method investments (2)		—	108,597
Total investments		$14,333,672	$14,784,210

(1)	Other investments exclude investments where the Company is considered to have the ability to exercise significant influence over the operating and financial policies of the investees.

(2)	Equity method investments are excluded as the Company has the ability to exercise significant influence over the operating and financial policies of the investees.

SCHEDULE II
AXIS CAPITAL HOLDINGS LIMITED
CONDENSED BALANCE SHEETS – PARENT COMPANY
DECEMBER 31, 2017 AND 2016

	2017	2016
	(in thousands)
Assets
Investments in subsidiaries	$5,532,396	$6,033,564
Promissory note receivable from subsidiary	—	368,252
Cash and cash equivalents	10,541	99
Other assets	9,480	9,913
Total assets	$5,552,417	$6,411,828

Liabilities
Intercompany payable	$160,950	$66,123
Dividends payable	49,907	58,791
Other liabilities	296	14,544
Total liabilities	211,153	139,458

Shareholders’ equity
Preferred shares	775,000	1,126,074
Common shares (shares issued 2017: 176,580; 2016: 176,580 shares outstanding 2017: 83,161; 2016: 86,441)	2,206	2,206
Additional paid-in capital	2,299,166	2,299,857
Accumulated other comprehensive (income) loss	92,382	(121,841)
Retained earnings	5,979,666	6,527,627
Treasury shares, at cost (2017: 93,419; 2016: 90,139)	(3,807,156)	(3,561,553)
Total shareholders’ equity	5,341,264	6,272,370
Total liabilities and shareholders’ equity	$5,552,417	$6,411,828

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

(3)
AXIS Capital has fully and unconditionally guaranteed all obligations of AXIS Specialty Finance PLC, a 100% owned finance subsidiary, related to the issuance of $350 million aggregate principal amount of 4.0% senior unsecured notes. AXIS Capital's obligations under this guarantee are unsecured and senior and rank equally with all other senior obligations of AXIS Capital.

(4)
AXIS Capital has fully and unconditionally guaranteed the derivative instrument obligations of certain of its 100% owned operating subsidiaries. At December 31, 2017, the notional value of guaranteed obligations utilized aggregated to $nil (2016: $64 million).

(5)
On April 15, 2017 the promissory note of $368 million advanced by AXIS Capital to AXIS Specialty Limited on November 7, 2016, matured. For the year ended December 31, 2017, interest earned at an annual rate of 1.132% and was recorded in net investment income.

SCHEDULE II
AXIS CAPITAL HOLDINGS LIMITED
CONDENSED STATEMENTS OF OPERATIONS – PARENT COMPANY
YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	2017	2016	2015
	(in thousands)
Revenues
Net investment income	$2,116	$656	$1
Termination fee received	—	—	280,000
Total revenues	2,116	656	280,001

Expenses
General and administrative expenses	34,933	39,909	8,012
Total expenses	34,933	39,909	8,012

Income (loss) before equity in net income (loss) of subsidiaries	(32,817)	(39,253)	271,989
Equity in net income (loss) of subsidiaries	(336,152)	552,621	369,642
Net income (loss)	(368,969)	513,368	641,631
Preferred share dividends	46,810	46,597	40,069
Loss on repurchase of preferred shares	—	1,309	—
Net income (loss) available to common shareholders	$(415,779)	$465,462	$601,562

Comprehensive income (loss)	$(154,746)	$579,992	$498,740

SCHEDULE II
AXIS CAPITAL HOLDINGS LIMITED
CONDENSED STATEMENTS OF CASH FLOWS – PARENT COMPANY
YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	2017	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(368,969)	$513,368	$641,631
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in net income (loss) of subsidiaries	336,152	(552,621)	(369,642)
Change in intercompany payable	94,827	33,286	(180,312)
Dividends received from subsidiaries	400,000	550,000	420,000
Other items	4,988	17,807	(23,614)
Net cash provided by operating activities	466,998	561,840	488,063

Cash flows from investing activities:
Promissory note receivable from subsidiary	—	(368,252)	—
Capital returned by subsidiary	368,252	—	—
Net cash provided by (used in) investing activities	368,252	(368,252)	—

Cash flows from financing activities:
Net proceeds from issuance of preferred shares	—	531,945	—
Repurchase of common shares - open market	(261,180)	(495,426)	(314,204)
Taxes paid on withholding shares	(24,678)	(14,329)	(18,048)
Dividends paid - common shares	(135,032)	(132,323)	(118,652)
Repurchase of preferred shares	(351,074)	(51,769)	—
Dividends paid - preferred shares	(52,844)	(39,909)	(40,088)
Proceeds from issuance of common shares	—	224	3,986
Net cash used in financing activities	(824,808)	(201,587)	(487,006)

Increase (decrease) in cash and cash equivalents	10,442	(7,999)	1,057
Cash and cash equivalents - beginning of year	99	8,098	7,041
Cash and cash equivalents - end of year	$10,541	$99	$8,098

SCHEDULE III
AXIS CAPITAL HOLDINGS LIMITED
SUPPLEMENTARY INSURANCE INFORMATION

	At and year ended December 31, 2017
(in thousands)	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Losses And Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses(2)	Net Premiums Written
Insurance	$152,070	$7,164,364	$2,225,647	$2,106,363	$—	$1,661,032	$332,749	$344,012	$2,087,734
Reinsurance	321,991	5,833,189	1,415,752	2,042,397	—	1,626,740	490,842	105,471	1,939,409
Corporate	—	—	—	—	400,805	—	—	129,945	—
Total	$474,061	$12,997,553	$3,641,399	$4,148,760	$400,805	$3,287,772	$823,591	$579,428	$4,027,143

	At and year ended December 31, 2016
(in thousands)	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Losses And Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses(2)	Net Premiums Written
Insurance	$128,880	$5,345,655	$1,574,164	$1,777,321	$—	$1,141,933	$251,120	$346,857	$1,807,125
Reinsurance	309,756	4,352,172	1,395,334	1,928,304	—	1,062,264	495,756	135,844	1,945,849
Corporate	—	—	—	—	353,335	—	—	120,016	—
Total	$438,636	$9,697,827	$2,969,498	$3,705,625	$353,335	$2,204,197	$746,876	$602,717	$3,752,974

	At and year ended December 31, 2015
(in thousands)	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Losses And Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses(2)	Net Premiums Written
Insurance	$119,186	$5,291,218	$1,494,068	$1,798,191	$—	$1,154,928	$261,208	$341,658	$1,759,359
Reinsurance	352,596	4,355,067	1,266,821	1,888,226	—	1,021,271	456,904	145,253	1,915,307
Corporate	—	—	—	—	305,336	—	—	109,910	—
Total	$471,782	$9,646,285	$2,760,889	$3,686,417	$305,336	$2,176,199	$718,112	$596,821	$3,674,666

(1)
We evaluate the underwriting results of each of our reportable segments separately from the performance of our investment portfolio. As such, we believe it is appropriate to exclude net investment income from our underwriting profitability measure.

(2)
Amounts related to our reportable segments reflect underwriting-related general and administrative expenses, which includes those general and administrative expenses that are incremental and/or directly attributable to our individual underwriting operations. Corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As these costs are not incremental and/or directly attributable to our individual underwriting operations, we exclude them from underwriting-related general and administrative expenses. The reconciliation of underwriting-related general and administrative expenses to general and administrative expenses, the most comparable GAAP measure, is presented in Item 7 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive summary, Results of Operations'.

SCHEDULE IV
AXIS CAPITAL HOLDINGS LIMITED
SUPPLEMENTARY REINSURANCE INFORMATION
YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(in thousands)	DIRECT GROSS PREMIUM	CEDED TO OTHER COMPANIES	ASSUMED FROM OTHER COMPANIES	NET AMOUNT	PERCENTAGE OF AMOUNT ASSUMED TO NET

2017
Property and Casualty	$2,228,022	$1,523,662	$2,814,173	$3,518,533	80.0%
Accident and Health	195,104	5,468	318,974	508,610	62.7%
Total	$2,423,126	$1,529,130	$3,133,147	$4,027,143	77.8%
2016
Property and Casualty	$1,975,497	$1,215,775	$2,564,606	$3,324,328	77.1%
Accident and Health	136,681	1,459	293,424	428,646	68.5%
Total	$2,112,178	$1,217,234	$2,858,030	$3,752,974	76.2%
2015
Property and Casualty	$1,901,757	$910,917	$2,350,680	$3,341,520	70.3%
Accident and Health	129,808	18,147	221,485	333,146	66.5%
Total	$2,031,565	$929,064	$2,572,165	$3,674,666	70.0%