Form 10-Q
period 2018-03-31
AXIS CAPITAL HOLDINGS LTD
filed 2018-05-09
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
At May 1 2018, there were 83,518,960 Common Shares, $0.0125 par value per share, of the registrant outstanding.

AXIS CAPITAL HOLDINGS LIMITED

PART I	FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the United States securities laws. In some cases, these statements can be identified by the use of forward-looking words such as "may”, "should”, "could", "anticipate", "estimate", "expect", "plan", "believe", "predict", "potential", and "intend". Forward-looking statements contained in this report may include information regarding our estimates of losses related to catastrophes and other large losses, measurements of potential losses in the fair value of our investment portfolio and derivative contracts, our expectations regarding the performance of our business, our financial results, our liquidity and capital resources and the outcome of our strategic initiatives, our expectations regarding estimated synergies and the success of the integration of acquired entities, our expectations regarding the estimated benefits and synergies relating to the Company's transformation program, our expectations regarding pricing and other market conditions, our growth prospects, and valuations of the potential impact of movements in interest rates, equity securities prices, credit spreads and foreign currency rates. Forward-looking statements only reflect our expectations and are not guarantees of performance.
These statements involve risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to the following:

•	the cyclical nature of the re(insurance) business leading to periods with excess underwriting capacity and unfavorable premium rates,

•	the occurrence and magnitude of natural and man-made disasters,

•	losses from war, terrorism and political unrest or other unanticipated losses,

•	actual claims exceeding our loss reserves,

•	general economic, capital and credit market conditions,

•	the failure of any of the loss limitation methods we employ,

•	the effects of emerging claims, coverage and regulatory issues, including uncertainty related to coverage definitions, limits, terms and conditions,

•	our inability to purchase reinsurance or collect amounts due to us,

•	the breach by third parties in our program business of their obligations to us,

•	difficulties with technology and/or data security,

•	the failure of our policyholders and intermediaries to pay premiums,

•	the failure of our cedants to adequately evaluate risks,

•	inability to obtain additional capital on favorable terms, or at all,

•	the loss of one or more key executives,

•	a decline in our ratings with rating agencies,

•	loss of business provided to us by our major brokers and credit risk due to our reliance on brokers,

•	changes in accounting policies or practices,

•	the use of industry catastrophe models and changes to these models,

•	changes in governmental regulations and potential government intervention in our industry,

•	failure to comply with certain laws and regulations relating to sanctions and foreign corrupt practices,

•	increased competition,

•	changes in the political environment of certain countries in which we operate or underwrite business including the United Kingdom's expected withdrawal from the European Union,

•	fluctuations in interest rates, credit spreads, equity securities prices and/or currency values,

•	the failure to successfully integrate acquired businesses or realize the expected synergies resulting from such acquisitions,

•	the failure to realize the expected benefits or synergies relating to the Company's transformation program,

•	changes in tax laws, and

•
the other factors including but not limited to those set forth under Item 1A, 'Risk Factors' and Item 7, 'Management’s Discussion and Analysis of Financial Condition and Results of Operations' included in our Annual Report on Form 10-K for the year ended December 31, 2017.

We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017

	2018	2017
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2018: $11,898,060; 2017: $12,611,219)	$11,801,396	$12,622,006
Equity securities, at fair value (Cost 2018: $374,091; 2017: $552,867)	435,742	635,511
Mortgage loans, held for investment, at amortized cost and fair value	364,769	325,062
Other investments, at fair value	1,009,587	1,009,373
Equity method investments	108,597	108,597
Short-term investments, at amortized cost and fair value	56,246	83,661
Total investments	13,776,337	14,784,210
Cash and cash equivalents	1,227,736	948,626
Restricted cash and cash equivalents	416,844	415,160
Accrued interest receivable	73,928	81,223
Insurance and reinsurance premium balances receivable	3,892,957	3,012,419
Reinsurance recoverable on unpaid and paid losses	3,129,303	3,338,840
Deferred acquisition costs	721,820	474,061
Prepaid reinsurance premiums	1,015,163	809,274
Receivable for investments sold	19,433	11,621
Goodwill	102,003	102,003
Intangible assets	253,808	257,987
Value of business acquired	150,936	206,838
Other assets	307,041	317,915
Total assets	$25,087,309	$24,760,177

Liabilities
Reserve for losses and loss expenses	$12,034,643	$12,997,553
Unearned premiums	4,659,858	3,641,399
Insurance and reinsurance balances payable	1,251,629	899,064
Senior notes and notes payable	1,376,835	1,376,529
Payable for investments purchased	144,315	100,589
Other liabilities	355,634	403,779
Total liabilities	19,822,914	19,418,913

Shareholders’ equity
Preferred shares	775,000	775,000
Common shares (shares issued 2018: 176,580; 2017: 176,580 shares outstanding 2018: 83,518; 2017: 83,161)	2,206	2,206
Additional paid-in capital	2,289,497	2,299,166
Accumulated other comprehensive income (loss)	(85,216)	92,382
Retained earnings	6,076,294	5,979,666
Treasury shares, at cost (2018: 93,062; 2017: 93,419 shares)	(3,793,386)	(3,807,156)
Total shareholders’ equity	5,264,395	5,341,264

Total liabilities and shareholders’ equity	$25,087,309	$24,760,177

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

	Three months ended
	2018	2017
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$1,167,402	$938,703
Net investment income	100,999	98,664
Other insurance related income (losses)	6,606	(3,783)
Net investment losses:
Other-than-temporary impairment ("OTTI") losses	(414)	(6,553)
Other realized and unrealized investment losses	(14,416)	(18,497)
Total net investment losses	(14,830)	(25,050)
Total revenues	1,260,177	1,008,534

Expenses
Net losses and loss expenses	661,345	606,942
Acquisition costs	229,260	189,792
General and administrative expenses	169,837	161,260
Foreign exchange losses	37,860	21,465
Interest expense and financing costs	16,763	12,791
Reorganization expenses	13,054	—
Amortization of value of business acquired	57,110	—
Amortization of intangibles	2,782	—
Total expenses	1,188,011	992,250

Income before income taxes and interest in income (loss) of equity method investments	72,166	16,284
Income tax benefit	1,036	9,337
Interest in loss of equity method investments	—	(5,766)
Net income	73,202	19,855
Preferred share dividends	10,656	14,841
Net income available to common shareholders	$62,546	$5,014

Per share data
Net income per common share:
Basic net income	$0.75	$0.06
Diluted net income	$0.75	$0.06
Weighted average number of common shares outstanding - basic	83,322	86,022
Weighted average number of common shares outstanding - diluted	83,721	86,793
Cash dividends declared per common share	$0.39	$0.38

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

	Three months ended
	2018	2017
	(in thousands)
Net income	$73,202	$19,855
Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized investment gains (losses) arising during the period	(112,191)	67,703
Adjustment for reclassification of net realized investment losses and OTTI losses recognized in net income	785	24,968
Unrealized investment gains (losses) arising during the period, net of reclassification adjustment	(111,406)	92,671
Foreign currency translation adjustment	1,270	29,869
Total other comprehensive income (loss), net of tax	(110,136)	122,540
Comprehensive income (loss)	$(36,934)	$142,395

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

	2018	2017
	(in thousands)
Preferred shares
Balance at beginning and end of period	$775,000	$1,126,074

Common shares (par value)
Balance at beginning and end of period	2,206	2,206

Additional paid-in capital
Balance at beginning of period	2,299,166	2,299,857
Treasury shares reissued	(19,272)	(37,363)
Share-based compensation expense	9,603	14,177
Balance at end of period	2,289,497	2,276,671

Accumulated other comprehensive income (loss)
Balance at beginning of period	92,382	(121,841)
Unrealized gains (losses) on available for sale investments, net of tax:
Balance at beginning of period	89,962	(82,323)
Cumulative effect of adoption of ASU No. 2018-02	2,142	—
Cumulative effect of adoption of ASU No. 2016-01, net of taxes	(69,604)	—
Unrealized gains (losses) arising during the period	(111,406)	92,671
Balance at end of period	(88,906)	10,348
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	2,420	(39,518)
Foreign currency translation adjustment	1,270	29,869
Balance at end of period	3,690	(9,649)
Balance at end of period	(85,216)	699

Retained earnings
Balance at beginning of period	5,979,666	6,527,627
Cumulative effect of adoption of ASU No. 2018-02	(2,142)	—
Cumulative effect of adoption of ASU No. 2016-01, net of taxes	69,604	—
Net income	73,202	19,855
Preferred share dividends	(10,656)	(14,841)
Common share dividends	(33,380)	(33,379)
Balance at end of period	6,076,294	6,499,262

Treasury shares, at cost
Balance at beginning of period	(3,807,156)	(3,561,553)
Shares repurchased	(7,163)	(151,242)
Shares reissued	20,933	38,248
Balance at end of period	(3,793,386)	(3,674,547)

Total shareholders’ equity	$5,264,395	$6,230,365

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

	2018	2017
	(in thousands)
Cash flows from operating activities:
Net income	$73,202	$19,855
Adjustments to reconcile net income to net cash used in operating activities:
Net investment losses	8,909	25,050
Net realized and unrealized gains on other investments	(12,950)	(18,211)
Amortization of fixed maturities	9,895	12,498
Interest in loss of equity method investments	—	5,766
Other amortization and depreciation	68,397	6,467
Share-based compensation expense, net of cash payments	(1,481)	(24,758)
Non-cash foreign exchange losses	—	24,149
Changes in:
Accrued interest receivable	3,350	5,596
Reinsurance recoverable balances	(113,656)	348,942
Deferred acquisition costs	(253,369)	(171,493)
Prepaid reinsurance premiums	(218,772)	(86,534)
Reserve for loss and loss expenses	184,511	(237,773)
Unearned premiums	1,056,045	654,475
Insurance and reinsurance balances, net	(854,993)	(559,456)
Other items	(36,973)	(40,834)
Net cash used in operating activities	(87,885)	(36,261)

Cash flows from investing activities:
Purchases of:
Fixed maturities	(2,474,418)	(2,670,518)
Equity securities	(42,522)	(98,559)
Mortgage loans	(59,838)	—
Other investments	(31,755)	(63,742)
Equity method investments	—	(1,000)
Short-term investments	(57,688)	(2,320)
Proceeds from the sale of:
Fixed maturities	2,442,673	2,429,084
Equity securities	194,970	70,575
Other investments	44,493	131,777
Short-term investments	46,719	7,087
Proceeds from redemption of fixed maturities	319,526	521,716
Proceeds from redemption of short-term investments	16,022	111,931
Proceeds from the repayment of mortgage loans	20,237	10,233
Purchase of other assets	—	(4,427)
Net cash provided by investing activities	418,419	441,837

Cash flows from financing activities:
Repurchase of common shares - open market	—	(120,549)
Taxes paid on withholding shares	(7,163)	(23,260)
Dividends paid - common shares	(35,273)	(38,541)
Dividends paid - preferred shares	(10,656)	(14,841)
Net cash used in financing activities	(53,092)	(197,191)

Effect of exchange rate changes on foreign currency cash, cash equivalents, and restricted cash	3,354	1,678
Increase in cash, cash equivalents, and restricted cash	280,796	210,063
Cash, cash equivalents, and restricted cash - beginning of period	1,363,786	1,241,507
Cash, cash equivalents, and restricted cash - end of period	$1,644,582	$1,451,570

Supplemental disclosures of cash flow information: Consideration paid related to an agreement for the Reinsurance to Close ("RITC") of the 2015 and prior years of account of Syndicate 2007 was $688 million in the quarter of which $513 million was settled by transfer of securities and was treated as a non cash activity on the Consolidated Statement of Cash Flows. Also refer to Note 6 'Reserve for Losses and Loss Expenses'.

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited Consolidated Financial Statements (the "financial statements") have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the U.S. Securities and Exchange Commission's ("SEC") instructions to Form 10-Q and Article 10 of Regulation S-X and include AXIS Capital Holdings Limited ("AXIS Capital") and its subsidiaries (the "Company"). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and related notes included in AXIS Capital's Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC.

In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position and results of operations for the periods presented.
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

Tabular dollar and share amounts are in thousands, except per share amounts. All amounts are reported in U.S. dollars.

Significant Accounting Policies

There was one notable change in our significant accounting policies subsequent to our Annual Report on Form 10-K for the year ended December 31, 2017.

a)	Investments
Recognition and Measurement of Financial Assets and Financial Liabilities
Fixed maturities and equity securities are reported at fair value at the balance sheet date (see Note 4 'Fair Value Measurements'). Effective January 1, 2018, the Company adopted ASU 2016-01 "Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities," which requires:

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

Upon adoption of this guidance, net unrealized gains on equity securities of $70 million, net of deferred income taxes of $13 million, were reclassified from accumulated other comprehensive income into retained earnings. As prescribed, the prior period has not been restated to conform to the current presentation.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Standards Adopted in 2018

Revenue From Contracts With Customers

Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU" ) 2014-09 "Revenue from Contracts with Customers (Topic 606)," using the modified retrospective transition approach. This guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards, such as accounting for insurance contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

The Company generated fee income of $10 million for the three months ended March 31, 2018 which is within the scope of this ASU. These fees represents service fees and reimbursement of expenses earned by the Company's reinsurance segment related to services provided to its strategic capital partners. These fees are recognized when the related services have been performed and are reported in other insurance related income (losses) in the Consolidated Statements of Operations. Given that the timing and measurement of revenue associated with impacted contracts did not change, the adoption of this guidance did not have a material impact on the Company's results of operations, financial condition and liquidity.

Classification of Certain Cash Receipts and Cash Payments

Effective January 1, 2018, the Company adopted ASU 2016-15, "Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments," which addresses diversity in practice in how eight specific cash receipts and cash payments should be presented and classified on the statement of cash flows. The adoption of this guidance did not impact the Company's results of operations, financial condition and liquidity.

Restricted Cash

Effective January 1, 2018, the Company adopted ASU 2016-18, "Statement of Cash Flows (Topic 230) - Restricted Cash," which addresses diversity in practice in the classification and presentation of changes in restricted cash on the statement of cash flows. This guidance requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. Transfers between cash and cash equivalents and restricted cash and restricted cash equivalents will no longer be presented on the statement of cash flows. To facilitate comparison of the Company's Consolidated Statements of Cash Flows, the Company adopted this guidance utilizing the full retrospective approach for all periods presented in the Company's Consolidated Financial Statements. As a result, the Company's Consolidated Statements of Cash Flows now explains the change during the period in the total of cash, cash equivalents, and restricted cash. Therefore, restricted cash is now included with cash and cash equivalents in the reconciliation of the beginning of period and end of period total amounts shown on the statement of cash flows. The adoption of this guidance did not impact the Company's results of operations, financial condition and liquidity.

Stock Compensation - Scope of Modification Accounting

Effective January 1, 2018, the Company adopted ASU 2017-09 "Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting," which provides clarity and reduces diversity in practice of applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance states that an entity should account for the effects of a modification unless all the following are met:

1.	the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified;

2.
the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this Update. The adoption of this guidance did not impact the Company's results of operations, financial condition and liquidity.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

Effective January 1, 2018, the Company adopted ASU 2018-02 "Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" which was a response to a financial reporting issue that arose as a consequence of the U.S. federal government tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 ("U.S. Tax Reform"), which was enacted on December 22, 2017.

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

The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from U.S. Tax Reform. Consequently, the amendments eliminate the stranded tax effects resulting from U.S. Tax Reform and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of U.S. Tax Reform, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected.

As a consequence of U.S. Tax Reform, the Company recognized a tax benefit of $2 million related to the revaluation of net deferred tax liabilities associated with the reduction in the U.S. corporate income tax rate from 35% to 21%, attributable to net unrealized investment gains associated with investments held by the Company's U.S. domiciled entities. Upon adoption of this guidance, the tax benefit of $2 million was reclassified from accumulated other comprehensive income into retained earnings.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

AXIS Capital's underwriting operations are organized around its global underwriting platforms, AXIS Insurance and AXIS Re. The Company has determined that it has two reportable segments, insurance and reinsurance. The Company does not allocate its assets by segment, with the exception of goodwill and intangible assets, as it evaluates the underwriting results of each segment separately from the results of its investment portfolio.

During the three months ended March 31, 2018, the Company realigned its accident and health business by integrating this business and its operations into the Company's insurance and reinsurance segments. Financial results relating to the Company's accident and health line of business were previously included in the Company's insurance segment. As a result of the realignment, accident and health results are included in the results of both the insurance and reinsurance segments of the Company with effect from January 1, 2018.

Insurance
The Company's insurance segment offers specialty insurance products to a variety of niche markets on a worldwide basis. The product lines in this segment are property, marine, terrorism, aviation, credit and political risk, professional lines, liability, accident and health, together with discontinued lines, which represents lines of business that Novae Group plc ("Novae") exited or placed into run-off in the three month period ended December 31, 2016 and in the three month period ended March 31, 2017.

Reinsurance
The Company's reinsurance segment provides non-life treaty reinsurance to insurance companies on a worldwide basis. The product lines in this segment are catastrophe, property, professional lines, credit and surety, motor, liability, agriculture, engineering, marine and other, accident and health, together with discontinued lines, which represents lines of business that Novae exited or placed into run-off in the three month period ended December 31, 2016 and in the three month period ended March 31, 2017. The reinsurance segment also wrote derivative based risk management products designed to address weather and commodity price risks until July 1, 2017.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	SEGMENT INFORMATION (CONTINUED)

The following tables present the underwriting results of the Company's reportable segments, as well as the carrying values of allocated goodwill and intangible assets:

	2018			2017
Three months ended and at March 31,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$880,848	$1,781,947	$2,662,795	$545,261	$1,366,610	$1,911,871
Net premiums written	547,893	1,437,978	1,985,871	356,836	1,152,122	1,508,959
Net premiums earned	580,059	587,343	1,167,402	391,964	546,739	938,703
Other insurance related income (losses)	620	5,986	6,606	42	(3,825)	(3,783)
Net losses and loss expenses	(321,538)	(339,807)	(661,345)	(241,085)	(365,857)	(606,942)
Acquisition costs	(87,329)	(141,931)	(229,260)	(54,004)	(135,788)	(189,792)
General and administrative expenses	(102,370)	(37,296)	(139,666)	(85,256)	(36,545)	(121,801)
Underwriting income	$69,442	$74,295	143,737	$11,661	$4,724	16,385

Corporate expenses			(30,171)			(39,459)
Net investment income			100,999			98,664
Net investment losses			(14,830)			(25,050)
Foreign exchange losses			(37,860)			(21,465)
Interest expense and financing costs			(16,763)			(12,791)
Reorganization expenses			(13,054)			—
Amortization of value of business acquired			(57,110)			—
Amortization of intangibles			(2,782)			—
Income before income taxes and interest in income (loss) of equity method investments			$72,166			$16,284

Net loss and loss expense ratio	55.4%	57.9%	56.7%	61.5%	66.9%	64.7%
Acquisition cost ratio	15.1%	24.2%	19.6%	13.8%	24.8%	20.2%
General and administrative expense ratio	17.6%	6.3%	14.5%	21.8%	6.7%	17.2%
Combined ratio	88.1%	88.4%	90.8%	97.0%	98.4%	102.1%

Goodwill and intangible assets	$506,747	$—	$506,747	$84,613	$—	$84,613

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS

a)     Fixed Maturities and Equity securities

Fixed maturities

The amortized cost and fair values of the Company's fixed maturities classified as available for sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit OTTI in AOCI(5)

At March 31, 2018
Fixed maturities
U.S. government and agency	$1,821,951	$908	$(25,894)	$1,796,965	$—
Non-U.S. government	649,396	21,084	(9,256)	661,224	—
Corporate debt	4,670,815	40,698	(71,082)	4,640,431	—
Agency RMBS(1)	1,956,394	4,644	(46,193)	1,914,845	—
CMBS(2)	1,042,704	1,964	(14,047)	1,030,621	—
Non-Agency RMBS	39,930	1,997	(530)	41,397	(866)
ABS(3)	1,566,484	4,932	(4,718)	1,566,698	—
Municipals(4)	150,386	781	(1,952)	149,215	—
Total fixed maturities	$11,898,060	$77,008	$(173,672)	$11,801,396	$(866)

At December 31, 2017
Fixed maturities
U.S. government and agency	$1,727,643	$1,735	$(16,909)	$1,712,469	$—
Non-U.S. government	798,582	17,240	(9,523)	806,299	—
Corporate debt	5,265,795	61,922	(29,851)	5,297,866	—
Agency RMBS(1)	2,414,720	8,132	(27,700)	2,395,152	—
CMBS(2)	776,715	4,138	(3,125)	777,728	—
Non-Agency RMBS	45,713	1,917	(799)	46,831	(853)
ABS(3)	1,432,884	5,391	(1,994)	1,436,281	—
Municipals(4)	149,167	1,185	(972)	149,380	—
Total fixed maturities	$12,611,219	$101,660	$(90,873)	$12,622,006	$(853)

(1)	Residential mortgage-backed securities ("RMBS") originated by U.S. government-sponsored agencies.

(2)	Commercial mortgage-backed securities ("CMBS").

(3)
Asset-backed securities (ABS) include debt tranched securities collateralized primarily by auto loans, student loans, credit card receivables collateralized debt obligations ("CDOs") and collateralized loan obligations ("CLOs").

(4)	Municipals include bonds issued by states, municipalities and political subdivisions.

(5)
Represents the non-credit component of the other-than-temporary impairment ("OTTI") losses, adjusted for subsequent sales, maturities and redemptions. It does not include the change in fair value subsequent to the impairment measurement date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

Equity Securities

The cost and fair values of the Company's equity securities were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At March 31, 2018
Equity securities
Common stocks	$23,251	$1,668	$(977)	$23,942
Exchange-traded funds	211,301	51,843	(514)	262,630
Bond mutual funds	139,539	9,631	—	149,170
Total equity securities	$374,091	$63,142	$(1,491)	$435,742

At December 31, 2017
Equity securities
Common stocks	$22,836	$3,412	$(590)	$25,658
Exchange-traded funds	356,252	71,675	(294)	427,633
Bond mutual funds	173,779	9,440	(999)	182,220
Total equity securities	$552,867	$84,527	$(1,883)	$635,511

In the normal course of investing activities, the Company actively manages allocations to non-controlling tranches of structured securities (variable interests) issued by Variable Interest Entities ("VIEs"). These structured securities include RMBS, CMBS and ABS . The Company also invests in limited partnerships (hedge funds, direct lending funds, private equity funds and real estate funds) and CLO equity tranched securities, which are all variable interests issued by VIEs (see Note 3(c) 'Other Investments'). The Company does not have the power to direct the activities that are most significant to the economic performance of the VIEs therefore the Company is not the primary beneficiary of any of these VIEs. The maximum exposure to loss on these interests is limited to the amount of investment by the Company. The Company has not provided financial or other support with respect to these structured securities other than the original investment.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

Contractual Maturities

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The contractual maturities of fixed maturities are shown below:

	Amortized Cost	Fair Value	% of Total Fair Value

At March 31, 2018
Maturity
Due in one year or less	$513,226	$507,980	4.3%
Due after one year through five years	4,642,999	4,626,323	39.2%
Due after five years through ten years	1,942,501	1,911,664	16.2%
Due after ten years	193,822	201,868	1.7%
	7,292,548	7,247,835	61.4%
Agency RMBS	1,956,394	1,914,845	16.2%
CMBS	1,042,704	1,030,621	8.7%
Non-Agency RMBS	39,930	41,397	0.4%
ABS	1,566,484	1,566,698	13.3%
Total	$11,898,060	$11,801,396	100.0%

At December 31, 2017
Maturity
Due in one year or less	$486,659	$484,663	3.8%
Due after one year through five years	4,906,207	4,912,189	38.9%
Due after five years through ten years	2,338,964	2,350,433	18.6%
Due after ten years	209,357	218,729	1.7%
	7,941,187	7,966,014	63.0%
Agency RMBS	2,414,720	2,395,152	19.0%
CMBS	776,715	777,728	6.2%
Non-Agency RMBS	45,713	46,831	0.4%
ABS	1,432,884	1,436,281	11.4%
Total	$12,611,219	$12,622,006	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

 Gross Unrealized Losses

The following table summarizes fixed maturities and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

At March 31, 2018(1)
Fixed maturities
U.S. government and agency	$179,214	$(7,184)	$1,219,143	$(18,710)	$1,398,357	$(25,894)
Non-U.S. government	47,017	(4,693)	214,545	(4,563)	261,562	(9,256)
Corporate debt	335,415	(15,212)	2,853,336	(55,870)	3,188,751	(71,082)
Agency RMBS	603,008	(24,241)	1,011,088	(21,952)	1,614,096	(46,193)
CMBS	29,098	(1,272)	684,264	(12,775)	713,362	(14,047)
Non-Agency RMBS	8,089	(453)	108,548	(77)	116,637	(530)
ABS	43,804	(455)	547,077	(4,263)	590,881	(4,718)
Municipals	11,101	(375)	93,140	(1,577)	104,241	(1,952)
Total fixed maturities	$1,256,746	$(53,885)	$6,731,141	$(119,787)	$7,987,887	$(173,672)

At December 31, 2017
Fixed maturities
U.S. government and agency	$194,916	$(5,963)	$1,389,792	$(10,946)	$1,584,708	$(16,909)
Non-U.S. government	62,878	(6,806)	204,110	(2,717)	266,988	(9,523)
Corporate debt	407,300	(11,800)	2,041,845	(18,051)	2,449,145	(29,851)
Agency RMBS	759,255	(17,453)	1,172,313	(10,247)	1,931,568	(27,700)
CMBS	31,607	(703)	348,943	(2,422)	380,550	(3,125)
Non-Agency RMBS	8,029	(788)	4,197	(11)	12,226	(799)
ABS	57,298	(570)	392,170	(1,424)	449,468	(1,994)
Municipals	11,230	(269)	65,632	(703)	76,862	(972)
Total fixed maturities	$1,532,513	$(44,352)	$5,619,002	$(46,521)	$7,151,515	$(90,873)
Equity securities
Common stocks	$—	$—	$3,202	$(590)	$3,202	$(590)
Exchange-traded funds	—	—	12,323	(294)	12,323	(294)
Bond mutual funds	—	—	12,184	(999)	12,184	(999)
Total equity securities	$—	$—	$27,709	$(1,883)	$27,709	$(1,883)

(1)
Effective January 1, 2018, the Company adopted ASU No. 2016-01 which requires equity securities to be measured at fair value with changes in fair value recognized in net income therefore equity securities at fair value are excluded from the table above at March 31, 2018.

Fixed Maturities

At March 31, 2018, 2,940 fixed maturities (2017: 2,424) were in an unrealized loss position of $174 million (2017: $91 million), of which $11 million (2017: $7 million) was related to securities below investment grade or not rated.

At March 31, 2018, 555 fixed maturities (2017: 627) had been in a continuous unrealized loss position for twelve months or greater and had a fair value of $1,257 million (2017: $1,533 million). Following a credit impairment review, it was concluded that these securities as well as the remaining securities in an unrealized loss position were temporarily impaired at March 31, 2018, and were expected to recover in value as the securities approach maturity. At March 31, 2018, the Company did not intend to sell the securities

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

in an unrealized loss position and it is more likely than not that the Company will not be required to sell these securities before the anticipated recovery of their amortized costs.

b) Mortgage Loans

The following table provides a breakdown of the Company's mortgage loans held-for-investment:

	March 31, 2018		December 31, 2017
	Carrying Value	% of Total	Carrying Value	% of Total

Mortgage Loans held-for-investment:
Commercial	$364,769	100%	$325,062	100%
	364,769	100%	325,062	100%
Valuation allowances	—	—%	—	—%
Total Mortgage Loans held-for-investment	$364,769	100%	$325,062	100%

The primary credit quality indicator for commercial mortgage loans is the debt service coverage ratio which compares a property’s net operating income to amounts needed to service the principal and interest due under the loan, (generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss) and the loan-to-value ratio which compares the unpaid principal balance of the loan to the estimated fair value of the underlying collateral (generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss). The debt service coverage ratio and loan-to-value ratio, as well as the values utilized in calculating these ratios, are updated annually, on a rolling basis.

The Company has a high quality mortgage loan portfolio with weighted average debt service coverage ratios in excess of 2.9x and weighted average loan-to-value ratios of less than 60%. At March 31, 2018 there are no credit losses associated with the commercial mortgage loans held by the Company.

At March 31, 2018, there are no past due amounts.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

c) Other Investments

The following tables provide a breakdown of the Company's other investments, together with additional information relating to the liquidity of each category:

	Fair Value		Redemption Frequency (if currently eligible)	Redemption Notice Period

At March 31, 2018
Long/short equity funds	$25,489	3%	Annually	60 days
Multi-strategy funds	283,298	28%	Quarterly, Semi-annually	60-95 days
Event-driven funds	37,680	4%	Annually	45 days
Direct lending funds	261,902	26%	n/a	n/a
Private equity funds	65,811	7%	n/a	n/a
Real estate funds	54,720	5%	n/a	n/a
CLO-Equities	28,556	2%	n/a	n/a
Other privately held investments	48,787	5%	n/a	n/a
Overseas deposits	203,344	20%	n/a	n/a
Total other investments	$1,009,587	100%

At December 31, 2017
Long/short equity funds	$38,470	4%	Annually	60 days
Multi-strategy funds	286,164	28%	Quarterly, Semi-annually	60-95 days
Event-driven funds	39,177	4%	Annually	45 days
Direct lending funds	250,681	25%	n/a	n/a
Private equity funds	68,812	7%	n/a	n/a
Real estate funds	50,009	5%	n/a	n/a
CLO-Equities	31,413	2%	n/a	n/a
Other privately held investments	46,430	5%	n/a	n/a
Overseas deposits	198,217	20%	n/a	n/a
Total other investments	$1,009,373	100%

n/a - not applicable

The investment strategies for the above funds are as follows:

•	Long/short equity funds: Seek to achieve attractive returns primarily by executing an equity trading strategy involving both long and short investments in publicly-traded equity securities.

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

Two common redemption restrictions which may impact the Company's ability to redeem hedge funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund's net assets which may otherwise hinder the general partner or investment manager's ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During the three months ended March 31, 2018 and 2017, neither of these restrictions impacted the Company's redemption requests. At March 31, 2018, $25 million (2017: $38 million), representing 7% (2017: 11%) of total hedge funds, relate to a holding where the Company is still within the lockup period. The expiration of this lockup period is in March 2019.

At March 31, 2018, the Company had $128 million (2017: $137 million) of unfunded commitments as a limited partner in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from five to ten years and the General Partners of certain funds have the option to extend the term by up to three years.
At March 31, 2018, the Company had $17 million (2017: $16 million) of unfunded commitments as a limited partner in multi-strategy hedge funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until after the completion of the funds' investment term. These funds have investment terms ranging from two years to the dissolution of the underlying fund.
At March 31, 2018, the Company had $105 million (2017: $115 million) of unfunded commitments as a limited partner in funds which invest in real estate and real estate securities and businesses. These funds have investment terms ranging from seven years to the dissolution of the underlying fund.

At March 31, 2018, the Company had $18 million (2017: $21 million) of unfunded commitments as a limited partner in a private equity fund. The life of the fund is subject to the dissolution of the underlying funds. The Company expects the overall holding period to be over ten years.

During 2015, the Company made a $50 million commitment as a limited partner of a bank revolver opportunity fund. The fund has an investment term of seven years and the General Partners have the option to extend the term by up to two years. At March 31, 2018, this commitment remains unfunded. It is not anticipated that the full amount of this fund will be drawn.

During 2017, the Company made a $75 million commitment as a limited partner of an open-ended commercial mortgage income fund. At March 31, 2018, this commitment remains unfunded.

Syndicate 2007 holds overseas deposits which include investments in private funds where the underlying investments are primarily U.S. government, Non-U.S. government and corporate debt securities. The funds do not trade on an exchange therefore are not included within available for sale investments.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

d) Equity Method Investments

During 2016, the Company paid $108 million including direct transaction costs to acquire 19% of the common equity of Harrington Reinsurance Holdings Limited ("Harrington"), the parent company of Harrington Re Ltd. ("Harrington Re"), an independent reinsurance company jointly sponsored by AXIS Capital and The Blackstone Group L.P. ("Blackstone"). Through long-term service agreements, AXIS Capital will serve as Harrington Re's reinsurance underwriting manager and Blackstone will serve as exclusive investment management service provider. As an investor, the Company expects to benefit from underwriting profit generated by Harrington Re and the income and capital appreciation Blackstone seeks to deliver through its investment management services. In addition, the Company has entered into an arrangement with Blackstone under which underwriting and investment related fees will be shared equally. Harrington is not a variable interest entity. Given that the Company exercises significant influence over the operating and financial policies of this investee, the Company accounts for the ownership in Harrington under the equity method of accounting. The Company's proportionate share of the underlying equity in net assets resulted in a basis difference of $5 million which represents initial transactions costs.

During the three months ended March 31, 2017, the Company recorded an impairment charge of $6 million, related to a U.S. based insurance company, which reduced the carrying value of the investment from $9 million to $3 million. During the three months ended June 30, 2017, the carrying value of the investment was reduced to $nil. These charges were included in interest in income (loss) of equity method investments in the Consolidated Statement of Operations.

e) Net Investment Income

Net investment income was derived from the following sources:

	Three months ended March 31,
	2018	2017

Fixed maturities	$83,958	$77,407
Other investments	13,704	18,962
Equity securities	1,758	3,478
Mortgage loans	3,125	2,477
Cash and cash equivalents	4,153	3,095
Short-term investments	875	438
Gross investment income	107,573	105,857
Investment expenses	(6,574)	(7,193)
Net investment income	$100,999	$98,664

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

f) Net Investment Losses

The following table provides an analysis of net investment losses:

	Three months ended March 31,
	2018	2017

Gross realized investment gains
Fixed maturities and short-term investments	$31,628	$20,777
Equity securities	17,557	15,783
Gross realized investment gains	49,185	36,560
Gross realized investment losses
Fixed maturities and short-term investments	(43,535)	(52,935)
Equity securities	(1,276)	(189)
Gross realized investment losses	(44,811)	(53,124)
Net OTTI recognized in net income	(414)	(6,553)
Change in fair value of investment derivatives(1)	2,023	(1,933)
Net unrealized gains (losses) on equity securities(2)	(20,813)	—
Net investment losses	$(14,830)	$(25,050)

(1) Refer to Note 5 'Derivative Instruments'.
(2) Effective January 1, 2018, the Company adopted ASU No. 2016-01.  The change in fair value of equity securities is now recognized in net investment losses.

The following table summarizes the OTTI recognized in net income by asset class:

	Three months ended March 31,
	2018	2017

Fixed maturities:
Non-U.S. government	$—	$4,282
Corporate debt	414	2,271
Total OTTI recognized in net income	$414	$6,553

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

The following table provides a roll forward of the credit losses ("credit loss table"), before income taxes, for which a portion of the OTTI was recognized in AOCI:

	Three months ended March 31,
	2018	2017

Balance at beginning of period	$1,494	$1,493
Credit impairments recognized on securities not previously impaired	—	—
Additional credit impairments recognized on securities previously impaired	—	—
Change in timing of future cash flows on securities previously impaired	—	—
Intent to sell of securities previously impaired	—	—
Securities sold/redeemed/matured	(10)	(10)
Balance at end of period	$1,484	$1,483

g) Reverse Repurchase Agreements

At March 31, 2018, the Company held $24 million (2017: $37 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents in the Company's Consolidated Balance Sheets. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, the Company receives principal and interest income. The Company monitors the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction.

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

Valuation Techniques

The valuation techniques, including significant inputs and assumptions generally used to determine the fair values of the Company's financial instruments as well as the classification of the fair values of its financial instruments in the fair value hierarchy are described in detail below.

Fixed Maturities

At each valuation date, the Company uses the market approach valuation technique to estimate the fair value of its fixed maturities portfolio, when possible. This market approach includes, but is not limited to, prices obtained from third party pricing services for identical or comparable securities and the use of "pricing matrix models" using observable market inputs such as yield curves, credit risks and spreads, measures of volatility, and prepayment speeds. Pricing from third party pricing services is sourced from multiple vendors, when available, and the Company maintains a vendor hierarchy by asset type based on historical pricing experience and vendor expertise. When prices are unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers who are active in the corresponding markets. The valuation techniques including significant inputs generally used to determine the fair values of the Company's fixed maturities by asset class as well as the classifications of the fair values of these securities in the fair value hierarchy are described in detail below.

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

ABS

ABS include mostly investment-grade bonds backed by pools of loans with a variety of underlying collateral, including auto loans, student loans, credit card receivables, CDOs and CLO debt originated by a variety of financial institutions. The fair values of these securities are determined using a model which uses prepayment speeds and spreads sourced primarily from the new issue market. As the significant inputs used to price these securities are observable market inputs, the fair values of ABS are classified as Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers to estimate fair value. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, the fair values of these securities are classified as Level 3.

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

Other Investments

Other privately held securities include convertible preferred shares, convertible notes and notes payable. These securities are initially valued at cost which approximates fair value. In subsequent measurement periods, the fair values of these securities are determined using an income approach valuation technique, specifically an internally developed discounted cash flow model. As the significant inputs used to price these securities are unobservable, the fair value of these securities are classified as Level 3.

Indirect investments in CLO-Equities are classified as Level 3 as the fair values of these securities are estimated using an income approach valuation technique, specifically an externally developed discounted cash flow model due to the lack of observable and relevant trades in secondary markets. Direct investments in CLO-Equities are also classified as Level 3 as the fair values of these securities are estimated using a liquidation valuation.

Overseas deposits include investments in private funds held by Syndicate 2007 where the underlying investments are primarily U.S. government, Non-U.S. government and corporate debt securities. The funds do not trade on an exchange therefore are not included within available for sale investments. As the significant inputs used to price the underlying investments are observable market inputs, the fair values of overseas deposits are classified as Level 2.

Short-Term Investments

Short-term investments primarily comprise highly liquid securities with maturities greater than three months but less than one year from the date of purchase. These securities are classified as Level 2 because these securities are typically not actively traded due to their approaching maturity and, as such, their amortized cost approximates fair value.

Derivative Instruments

Derivative instruments include foreign currency forward contracts, exchange traded interest rate swaps and commodity contracts that are customized to the Company's economic hedging strategies and trade in the over-the-counter derivative market. The fair values of these derivatives are determined using a market approach valuation technique based on significant observable market inputs from third party pricing vendors, non-binding broker-dealer quotes and/or recent trading activity. As the significant inputs used to price these securities are observable market inputs,, the fair values of these derivatives are classified as Level 2.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

Other underwriting-related derivatives include insurance and reinsurance contracts that are accounted for as derivatives. These derivative contracts are initially valued at cost which approximates fair value. In subsequent measurement periods, the fair values of these derivatives are determined using an income approach valuation technique, specifically internally developed discounted cash flow models. As the significant inputs used to price these derivatives are unobservable, the fair values of these contracts are classified as Level 3.

Insurance-linked Securities

Insurance-linked securities comprise an investment in a catastrophe bond. As pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers to estimate the fair value of this security. Pricing is generally unavailable when there is a low volume of trading activity and current transactions are not orderly therefore the fair value of this security is classified as Level 3.

Cash Settled Awards

Cash settled awards comprise restricted stock units that form part of the Company's compensation program. Although the fair values of these awards are determined using observable quoted market prices in active markets, the restricted stock units are not actively traded. As the significant inputs used to price these securities are observable market inputs, the fair values of these liabilities are classified as Level 2.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The tables below present the financial instruments measured at fair value on a recurring basis for the periods indicated:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair value based on NAV practical expedient	Total Fair Value

At March 31, 2018
Assets
Fixed maturities
U.S. government and agency	$1,769,810	$27,155	$—	$—	$1,796,965
Non-U.S. government	—	661,224	—	—	661,224
Corporate debt	—	4,596,960	43,471	—	4,640,431
Agency RMBS	—	1,914,845	—	—	1,914,845
CMBS	—	1,030,621	—	—	1,030,621
Non-Agency RMBS	—	41,397	—	—	41,397
ABS	—	1,566,698	—	—	1,566,698
Municipals	—	149,215	—	—	149,215
	1,769,810	9,988,115	43,471	—	11,801,396
Equity securities
Common stocks	23,942	—	—	—	23,942
Exchange-traded funds	262,630	—	—	—	262,630
Bond mutual funds	—	149,170	—	—	149,170
	286,572	149,170	—	—	435,742
Other investments
Hedge funds (1)	—	—	—	346,467	346,467
Direct lending funds	—	—	—	261,902	261,902
Private equity funds	—	—	—	65,811	65,811
Real estate funds	—	—	—	54,720	54,720
Other privately held investments	—	—	48,787	—	48,787
CLO-Equities	—	—	28,556	—	28,556
Overseas deposits	—	203,344	—	—	203,344
	—	203,344	77,343	728,900	1,009,587
Short-term investments	—	56,246	—	—	56,246
Other assets
Derivative instruments (see Note 5)	—	5,283	—	—	5,283
Insurance-linked securities	—	—	25,000	—	25,000
Total Assets	$2,056,382	$10,402,158	$145,814	$728,900	$13,333,254
Liabilities
Derivative instruments (see Note 5)	$—	$3,439	$10,942	$—	$14,381
Cash settled awards (see Note 8)	—	8,789	—	—	8,789
Total Liabilities	$—	$12,228	$10,942	$—	$23,170

(1) Includes Long/short equity, Multi-strategy and Event-driven funds.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair value based on NAV practical expedient	Total Fair Value

At December 31, 2017
Assets
Fixed maturities
U.S. government and agency	$1,658,622	$53,847	$—	$—	$1,712,469
Non-U.S. government	—	806,299	—	—	806,299
Corporate debt	—	5,244,969	52,897	—	5,297,866
Agency RMBS	—	2,395,152	—	—	2,395,152
CMBS	—	777,728	—	—	777,728
Non-Agency RMBS	—	46,831	—	—	46,831
ABS	—	1,436,281	—	—	1,436,281
Municipals	—	149,380	—	—	149,380
	1,658,622	10,910,487	52,897	—	12,622,006
Equity securities
Common stocks	25,658	—	—	—	25,658
Exchange-traded funds	427,633	—	—	—	427,633
Bond mutual funds	—	182,220	—	—	182,220
	453,291	182,220	—	—	635,511
Other investments
Hedge funds (1)	—	—	—	363,811	363,811
Direct lending funds	—	—	—	250,681	250,681
Private equity funds	—	—	—	68,812	68,812
Real estate funds	—	—	—	50,009	50,009
Other privately held investments	—	—	46,430	—	46,430
CLO-Equities	—	—	31,413	—	31,413
Overseas deposits	—	198,217	—	—	198,217
	—	198,217	77,843	733,313	1,009,373
Short-term investments	—	83,661	—	—	83,661
Other assets
Derivative instruments (see Note 5)	—	5,125	—	—	5,125
Insurance-linked securities	—	—	25,090	—	25,090
Total Assets	$2,111,913	$11,379,710	$155,830	$733,313	$14,380,766
Liabilities
Derivative instruments (see Note 5)	$—	$2,876	$11,510	$—	$14,386
Cash settled awards (see Note 8)	—	21,535	—	—	21,535
Total Liabilities	$—	$24,411	$11,510	$—	$35,921

(1) Includes Long/short equity, Multi-strategy and Event-driven funds.

During 2018 and 2017, the Company had no transfers between Levels 1 and 2.

Except certain fixed maturities and insurance-linked securities priced using broker-dealer quotes (underlying inputs are not available), the following table quantifies the significant unobservable inputs used in estimating fair values at March 31, 2018 for investments classified as Level 3 in the fair value hierarchy.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

Other investments - CLO-Equities	$27,118	Discounted cash flow	Default rates	3.0%	3.0%
			Loss severity rate	35.0%	35.0%
			Collateral spreads	3.0%	3.0%
			Estimated maturity dates	7 years	7 years

	$1,438	Liquidation value	Fair value of collateral	100%	100%
			Discount margin	0.1% - 12.0%	2.1%

Other investments - Other privately held investments	$48,787	Discounted cash flow	Discount rate	3.0% - 8.5%	7.2%

Derivatives - Other underwriting-related derivatives	$(10,942)	Discounted cash flow	Discount rate	2.7%	2.7%

The CLO-Equities market continues to be relatively inactive with only a small number of transactions being observed, particularly as it relates to transactions involving CLO-Equities held by the Company. Accordingly, fair values of investments in CLO-Equities are determined using models. Given that all of the Company's direct investments in CLO-Equities are past their reinvestment period, there is uncertainty regarding the remaining time until maturity. As such the Company's direct investments in CLO-Equities are estimated using a liquidation valuation. Indirect investments in CLO-Equities are valued using a discounted cash flow model prepared by an external investment manager.

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

On a quarterly basis, the Company's valuation process for CLO-Equities includes a review of the underlying collateral along with related discount margins by credit quality bucket used in the liquidation valuation and a review of the underlying cash flows and key assumptions used in the discounted cash flow model. The above significant unobservable inputs are reviewed and updated based on information obtained from secondary markets, including information received from the managers of the Company's CLO-Equities portfolio. In order to assess the reasonableness of the inputs the Company uses in its models, the Company maintains an understanding of current market conditions, historical results, as well as emerging trends that may impact future cash flows. In addition, the assumptions the Company uses in its models are updated through regular communication with industry participants and ongoing monitoring of the deals in which the Company participates (e.g. default and loss severity rate trends).

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The following tables present changes in Level 3 for financial instruments measured at fair value on a recurring basis for the periods indicated:

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in net income(1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gains/(losses) (3)

Three months ended March 31, 2018
Fixed maturities
Corporate debt	$52,897	$—	$(4,279)	$(118)	$1,403	$—	$(2,536)	$(3,896)	$43,471	$—
CMBS	—	—	—	—	—	—	—	—	—	—
ABS	—	—	—	—	—	—	—	—	—	—
	52,897	—	(4,279)	(118)	1,403	—	(2,536)	(3,896)	43,471	—
Other investments
Other privately held investments	46,430	—	—	746	—	3,111	(1,500)	—	48,787	746
CLO - Equities	31,413	—	—	1,616	—	—	—	(4,473)	28,556	1,616
	77,843	—	—	2,362	—	3,111	(1,500)	(4,473)	77,343	2,362
Other assets
Derivative instruments	—	—	—	—	—	—	—	—	—	—
Insurance-linked securities	25,090	—	—	(90)	—	—	—	—	25,000	(90)
	25,090	—	—	(90)	—	—	—	—	25,000	(90)
Total assets	$155,830	$—	$(4,279)	$2,154	$1,403	$3,111	$(4,036)	$(8,369)	$145,814	$2,272

Other liabilities
Derivative instruments	$11,510	$—	$—	$(568)	$—	$—	$—	$—	$10,942	$(568)
Total liabilities	$11,510	$—	$—	$(568)	$—	$—	$—	$—	$10,942	$(568)

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in net income(1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gains/(losses) (3)

Three months ended March 31, 2017
Fixed maturities
Corporate debt	$75,875	$—	$—	$58	$(47)	$5,964	$(15,720)	$(2,342)	$63,788	$—
CMBS	3,061	—	—	—	(3)	9,400	—	(2,645)	9,813	—
ABS	17,464	—	(18,948)	—	1,484	—	—	—	—	—
	96,400	—	(18,948)	58	1,434	15,364	(15,720)	(4,987)	73,601	—
Other investments
Other privately held investments	42,142	—	—	236	—	—	—	—	42,378	236
CLO - Equities	60,700	—	—	1,029	—	—	—	(7,337)	54,392	1,029
	102,842	—	—	1,265	—	—	—	(7,337)	96,770	1,265
Other assets
Derivative instruments	2,532	—	—	755	—	—	—	(90)	3,197	755
Insurance-linked securities	25,023	—	—	3	—	—	—	—	25,026	3
	27,555	—	—	758	—	—	—	(90)	28,223	758
Total assets	$226,797	$—	$(18,948)	$2,081	$1,434	$15,364	$(15,720)	$(12,414)	$198,594	$2,023

Other liabilities
Derivative instruments	$6,500	$—	$—	$8,686	$—	$—	$—	$1,435	$16,621	$7,335
Total liabilities	$6,500	$—	$—	$8,686	$—	$—	$—	$1,435	$16,621	$7,335

(1)
Realized gains (losses) on fixed maturities, and realized and unrealized gains (losses) on other assets and other liabilities included in net income are included in net investment gains (losses). Realized and unrealized gains and (losses) on other investments included in net income are included in net investment income.

(2)	Unrealized gains (losses) on fixed maturities are included in other comprehensive income ("OCI").

(3)	Change in unrealized investment gain (loss) relating to assets held at the reporting date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The transfers into and out of fair value hierarchy levels reflect the fair value of the securities at the end of the reporting period.

Transfers into Level 3 from Level 2

There were no transfers to Level 3 from Level 2 made during the three months ended March 31, 2018 and 2017.

Transfers out of Level 3 into Level 2

The transfers into Level 2 from Level 3 made during the three months ended March 31, 2018 and 2017 were primarily due to the availability of observable market inputs and quotes from pricing vendors on certain fixed maturities.

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

For direct lending funds, private equity funds, real estate funds and two of the Company's hedge funds, valuation statements are typically released on a three month reporting lag therefore the Company estimates the fair value of these funds by starting with the prior quarter-end fund valuations and adjusting for capital calls, redemptions, drawdowns and distributions. Return estimates are not available from the relevant fund managers for these funds therefore the Company typically has a reporting lag in its fair value measurements of these funds. For the three months ended March 31, 2018, funds reported on a lag represented 44% (2017: 44%) of the Company's total other investments balance.

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

At March 31, 2018, the carrying values of cash and cash equivalents including restricted amounts, accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated their fair values due to their respective short maturities. As these financial instruments are not actively traded, their fair values are classified as Level 2.

At March 31,2018, the carrying value of mortgage loans held-for-investment approximated their fair value. The fair values of mortgage loans are primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk, or are determined from pricing for similar loans. As mortgage loans are not actively traded their fair values are classified as Level 3.

At March 31, 2018, senior notes are recorded at amortized cost with a carrying value of $1,377 million (2017: $1,341 million) and a fair value of $1,366 million (2017: $1,412 million). The fair values of these senior notes are based on prices obtained from a third party pricing service and are determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As these spreads and the yields for the risk-free yield curve are observable market inputs, the fair values of senior notes are classified as Level 2.

At March 31, 2018, notes payable are recorded at amortized cost with a carrying value of $36 million and a fair value of $36 million. The fair values of the notes payable are primarily determined by estimating expected future cash flows and discounting them using current interest rates for notes payable with similar credit risk. As notes payables are not actively traded their fair values are classified as Level 3.

5.	DERIVATIVE INSTRUMENTS

The balance sheet classifications of derivatives recorded at fair value are shown in the following table. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are presented in the table to quantify the volume of the Company's derivative activities. Notional amounts are not reflective of credit risk.

None of the Company's derivative instruments are designated as hedges under current accounting guidance.

	March 31, 2018			December 31, 2017
	Derivative Notional Amount	Derivative Asset Fair Value(1)	Derivative Liability Fair Value(1)	Derivative Notional Amount	Derivative Asset Fair Value(1)	Derivative Liability Fair Value(1)

Relating to investment portfolio:
Foreign exchange forward contracts	$120,762	$146	$161	$137,422	$10	$619
Interest rate swaps	166,000	—	1,379	191,000	448	1,556
Relating to underwriting portfolio:
Foreign exchange forward contracts	649,919	5,137	1,899	698,959	4,667	701
Weather-related contracts	—	—	—	—	—	—
Other underwriting-related contracts	85,000	—	10,942	85,000	—	11,510
Total derivatives		$5,283	$14,381		$5,125	$14,386

(1)	Asset and liability derivatives are classified within other assets and other liabilities in the Consolidated Balance Sheets.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	DERIVATIVE INSTRUMENTS (CONTINUED)

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

	March 31, 2018			December 31, 2017
	Gross Amounts	Gross Amounts Offset	Net Amounts(1)	Gross Amounts	Gross Amounts Offset	Net Amounts(1)

Derivative assets	$6,703	$(1,420)	$5,283	$8,178	$(3,053)	$5,125
Derivative liabilities	$15,801	$(1,420)	$14,381	$17,439	$(3,053)	$14,386

(1)	Net asset and liability derivatives are classified within other assets and other liabilities in the Consolidated Balance Sheets.

For information on reverse repurchase agreements see Note 3 'Investments'.

a) Relating to Investment Portfolio

Foreign Currency Risk

The Company's investment portfolio is exposed to foreign currency risk therefore the fair values of its investments are partially influenced by the change in foreign exchange rates. The Company may enter into foreign currency forward contracts to manage the effect of this foreign currency risk. These foreign currency hedging activities are not designated as specific hedges for financial reporting purposes.

Interest Rate Risk

The Company's investment portfolio contains a large percentage of fixed maturities which expose it to significant interest rate risk. As part of overall management of this risk, the Company may use interest rate swaps.

b) Relating to Underwriting Portfolio

Foreign Currency Risk

The Company's (re)insurance subsidiaries and branches operate in various countries. Some of its business is written in currencies other than the U.S. dollar, therefore the underwriting portfolio is exposed to significant foreign currency risk. The Company manages foreign currency risk by seeking to match its foreign-denominated net liabilities under (re)insurance contracts with cash and investments that are denominated in the same currencies. The Company may also use derivative instruments, specifically forward contracts and currency options, to economically hedge foreign currency exposures.
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

The total unrealized and realized gains (losses) recognized in net income for derivatives not designated as hedges are shown in the following table:

	Location of Gain (Loss) Recognized in Income on Derivative	Three months ended March 31,
		2018	2017

Relating to investment portfolio:
Foreign exchange forward contracts	Net investment gains (losses)	$(1,191)	$(2,372)
Interest rate swaps	Net investment gains (losses)	3,214	439
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange losses (gains)	7,768	(2,758)
Weather-related contracts	Other insurance related income (losses)	—	(7,932)
Other underwriting-related contracts	Other insurance related income (losses)	901	—
Total		$10,692	$(12,623)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES

Reserve Roll-Forward

The following table presents a reconciliation of the Company's beginning and ending gross reserve for losses and loss expenses and net reserve for unpaid losses and loss expenses for the periods indicated:

	Three months ended March 31,
	2018	2017

Gross reserve for losses and loss expenses, beginning of period	$12,997,553	$9,697,827
Less reinsurance recoverable on unpaid losses, beginning of period	(3,159,514)	(2,276,109)
Net reserve for unpaid losses and loss expenses, beginning of period	9,838,039	7,421,718

Net incurred losses and loss expenses related to:
Current year	715,652	631,735
Prior years	(54,307)	(24,793)
	661,345	606,942
Net paid losses and loss expenses related to:
Current year	(48,814)	(31,047)
Prior years	(675,393)	(521,478)
	(724,207)	(552,525)

Foreign exchange and other	(726,781)	36,797

Net reserve for unpaid losses and loss expenses, end of period	9,048,396	7,512,932
Reinsurance recoverable on unpaid losses, end of period	2,986,247	2,029,031
Gross reserve for losses and loss expenses, end of period	$12,034,643	$9,541,963

The Company writes business with loss experience generally characterized as low frequency and high severity in nature, which can result in volatility in its financial results. During the three months ended March 31, 2018, the Company recognized aggregate net losses and loss expenses of $35 million (2017: $35 million) attributable to catastrophe and weather-related events.

On January 1, 2018, AXIS Managing Agency Limited, the managing agent of Syndicate 2007 entered into an agreement for the RITC of the 2015 and prior years of account of Syndicate 2007. Under the terms of this agreement, the Company ceded $819 million of reserves for losses and loss expenses, which were included in Syndicate 2007's balance sheet at December 31, 2017, to a reinsurer. This agreement was accounted for as a novation reinsurance contract. During the three months ended March 31, 2018, the Company recognized a reduction in reserves for losses and loss expenses of $819 million representing the transfer of liabilities to the reinsurer, a reduction in investments and cash of $688 million representing the consideration paid to the reinsurer and a payable of $131 million representing the consideration due to the reinsurer.

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

Prior Year Development

Prior year reserve development arises from changes to loss and loss expense estimates related to loss events that occurred in previous calendar years. Such development is summarized by segment in the following table:

	Three months ended March 31,
	2018	2017

Insurance	$22,775	$7,865
Reinsurance	31,532	16,928
Total	$54,307	$24,793

The following tables reconcile reserve classes to the lines of business categories and the expected claim tails:

Insurance Segment
Reported Lines of Business

Reserve Classes	Tail	Property	Marine	Terrorism	Aviation	Credit and Political Risk	Professional Lines	Liability	Accident and Health	Discontinued lines - Novae

Property and Other	Short	X		X					X	X
Marine	Short		X
Aviation	Short				X
Credit and Political Risk	Medium					X
Professional Lines	Medium						X			X
Liability	Long							X		X

Reinsurance Segment
Reported Lines of Business

Reserve Classes	Tail	Catastrophe	Property	Credit and Surety	Professional Lines	Motor	Liability	Engineering	Agriculture	Marine and Other	Accident and Health	Discontinued lines - Novae

Property and Other	Short	X	X					X	X	X	X	X
Credit and Surety	Medium			X
Professional Lines	Medium				X
Motor	Long					X						X
Liability	Long						X					X

Net favorable prior year reserve development for the three months ended March 31, 2018 included significant contributions from short and medium tail reserve classes. Net favorable prior year reserve development for the three months ended March 31, 2017 included significant contributions from medium and long tail reserve classes.

Short-tail business

Short-tail business includes the underlying exposures in property and other, marine and aviation reserve classes within the insurance segment, and the property and other reserve class within the reinsurance segment.

For the three months ended March 31, 2018, these reserve classes contributed $38 million (2017: $4 million) of net favorable prior year reserve development, primarily due to the recognition of better than expected loss emergence.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Medium-tail business

Medium-tail business consists primarily of insurance and reinsurance professional reserve classes, credit and political risk insurance reserve class and credit and surety reinsurance reserve class.

For the three months ended March 31, 2018, the reinsurance professional reserve class recognized $9 million (2017: $16 million) of net favorable prior year development. The net favorable prior year loss development on this reserve class continued to reflect the generally favorable experience on earlier accident years as the Company continued to transition to more experienced based methods.

For the three months ended March 31, 2018, the insurance professional reserve class recognized net favorable prior year development of $4 million (2017: $7 million). The net favorable prior year loss development on this reserve class reflected the generally favorable experience on earlier accident years as the Company transitions to more experienced based methods.

For the three months ended March 31, 2018, the credit and surety reinsurance reserve class recorded net favorable prior year reserve development of $5 million (2017: $nil) due to the recognition of generally better than expected loss emergence.

Long-tail business

Long-tail business consists primarily of liability and motor reserve classes.

For the three months ended March 31, 2018, reinsurance liability reserve class contributed net favorable prior year reserve development of $2 million (2017: $24 million). The net favorable prior year reserve development for the three months ended March 31, 2017 primarily reflected the progressively increased weight given by management to experience based indications on older accident years, which has generally been favorable.

For the three months ended March 31, 2018, the motor reinsurance reserve classes contributed net favorable prior year reserve development of $3 million (2017: net adverse prior year reserve development of $22 million). The net adverse prior year reserve development for the three months ended March 31, 2017 was primarily due to the decrease in the discount rate used to calculate lump sum awards in U.K. bodily injury cases, known as the Ogden Rate which changed from plus 2.5% to minus 0.75% effective March 20, 2017.

For the three months ended March 31, 2018, the insurance liability reserve class recorded net adverse prior year development of $7 million (2017: $4 million) primarily related to reserve strengthening within the Company's U.S. excess casualty business reflecting slightly higher than expected prior year emerging loss experience.

At March 31, 2018, net reserves for losses and loss expenses includes estimated amounts for numerous catastrophe events. The magnitude and/or complexity of losses arising from these events, in particular Hurricanes Harvey, Irma and Maria, the two earthquakes in Mexico and the wildfires in Northern and Southern California which occurred in 2017, inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at the estimated net reserves for losses and loss expenses. As a result, actual losses for these events may ultimately differ materially from our current estimates.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	EARNINGS PER COMMON SHARE

The following table presents a comparison of basic and diluted earnings per common share:

	Three months ended March 31,
	2018	2017

Basic earnings per common share
Net income	$73,202	$19,855
Less: preferred share dividends	10,656	14,841
Net income available to common shareholders	62,546	5,014
Weighted average common shares outstanding - basic	83,322	86,022
Basic earnings per common share	$0.75	$0.06

Diluted earnings per common share
Net income available to common shareholders	$62,546	$5,014

Weighted average common shares outstanding - basic	83,322	86,022
Share-based compensation plans	399	771
Weighted average common shares outstanding - diluted	83,721	86,793

Diluted earnings per common share	$0.75	$0.06

Weighted average anti-dilutive shares excluded from the dilutive computation	810	551

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	SHARE-BASED COMPENSATION

For the three months ended March 31, 2018, the Company incurred share-based compensation costs of $16 million (2017: $29 million) related to restricted stock awards, share-settled restricted stock units, and cash-settled restricted stock units and recorded associated tax benefits of $2 million (2017: $7 million).

The fair value of share-settled restricted stock units and cash-settled restricted stock units that vested during the three months ended March 31, 2018 was $42 million (2017: $120 million, which included $44 million attributable to a grant of three year cliff vesting service-based awards made in 2014). At March 31, 2018 there were $137 million of unrecognized compensation costs (2017: $130 million), which are expected to be recognized over the weighted average period of 3.0 years.

Share-settled Awards

The following table provides a summary of nonvested share settled restricted stock units for the three months ended March 31, 2018:

	Share Settled Performance Vesting Restricted Stock Units		Share Settled - Service Based Restricted Stock Units
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value(1)	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value(1)

Nonvested restricted stock units - beginning of period	230	$57.08	1,355	$57.09
Granted	104	48.89	711	49.07
Vested	(51)	53.81	(455)	54.44
Forfeited	—	—	(20)	57.45
Nonvested restricted stock units - end of period	283	$54.68	1,591	$54.18

(1) Fair value is based on the closing price of our common shares on the grant approval date.

Cash-settled awards

The following table provides a summary of nonvested cash settled restricted stock units for the three months ended March 31, 2018:

	Cash Settled Performance Vesting Restricted Stock Units	Cash Settled Service-based Restricted Stock Units
	Number of Restricted Stock Units	Number of Restricted Stock Units

Nonvested restricted stock units - beginning of period	42	988
Granted	—	449
Vested	(12)	(360)
Forfeited	—	(20)
Nonvested restricted stock units - end of period	30	1,057

At March 31, 2018, the liability for cash-settled restricted stock units, included in other liabilities in the Consolidated Balance Sheets, was $9 million (2017: $9 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.    SHAREHOLDERS' EQUITY

The following table presents common shares issued and outstanding:

	Three months ended March 31,
	2018	2017

Shares issued, balance at beginning of period	176,580	176,580
Shares issued	—	—
Total shares issued at end of period	176,580	176,580

Treasury shares, balance at beginning of period	(93,419)	(90,139)
Shares repurchased	(149)	(2,229)
Shares reissued	506	958
Total treasury shares at end of period	(93,062)	(91,410)

Total shares outstanding	83,518	85,170

Treasury Shares

The following table presents share repurchases:

	Three months ended March 31,
	2018	2017

In the open market:
Total shares	—	1,896
Total cost	$—	$127,982
Average price per share(1)	$—	$67.52

From employees:(2)
Total shares	149	333
Total cost	$7,163	$23,260
Average price per share(1)	$48.08	$69.80

Total shares repurchased:
Total shares	149	2,229
Total cost	$7,163	$151,242
Average price per share(1)	$48.08	$67.86

(1) Calculated using whole numbers.

(2)	Shares are repurchased from employees to satisfy withholding tax liabilities upon the vesting of restricted stock awards and restricted stock units.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	DEBT AND FINANCING ARRANGEMENTS

On March 28, 2018, certain of AXIS Capital’s operating subsidiaries (the "Participating Subsidiaries") amended their existing $250 million secured letter of credit facility with Citibank Europe plc (the "$250 Million Facility") under their aggregate $750 million secured letter of credit facility with Citibank Europe plc (the "$750 Million Facility") to extend the expiration date to March 31, 2019.

The terms and conditions of the additional $500 million secured letter of credit facility under the $750 Million Facility remain unchanged. The $500 million secured letter of credit facility expires December 31, 2019.

Letters of credit issued under the $750 Million Facility will principally be used to support the reinsurance obligations of the Participating Subsidiaries. The Participating Subsidiaries are subject to certain covenants, including the requirement to maintain sufficient collateral to cover obligations outstanding under the $750 Million Facility. In the event of default, Citibank Europe plc may exercise certain remedies, including the exercise of control over pledged collateral and the termination of the availability of the $750 Million Facility to any or all of the Participating Subsidiaries.

11.	COMMITMENTS AND CONTINGENCIES

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

The Company is not party to any material legal proceedings arising outside the ordinary course of business.

Investments

Refer to Note 3 - 'Investments' for information on the Company's unfunded investment commitments related to the Company's other investment portfolio.

12.	OTHER COMPREHENSIVE INCOME (LOSS)

The tax effects allocated to each component of other comprehensive income (loss) are shown in the following table:

	2018			2017
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Three months ended March 31,
Available for sale investments:
Unrealized investment gains (losses) arising during the period	$(105,675)	$(6,516)	$(112,191)	$70,372	$(2,669)	$67,703
Adjustment for reclassification of net realized investment losses and OTTI losses recognized in net income	(4,112)	4,897	785	25,759	(791)	24,968
Unrealized investment gains (losses) arising during the period, net of reclassification adjustment(1)	(109,787)	(1,619)	(111,406)	96,131	(3,460)	92,671
Foreign currency translation adjustment	1,270	—	1,270	29,869	—	29,869
Total other comprehensive income (loss), net of tax	$(108,517)	$(1,619)	$(110,136)	$126,000	$(3,460)	$122,540

(1)
Effective January 1, 2018, the Company adopted ASU No. 2016-01. The adoption of this guidance resulted in a cumulative adjustment to reclassify unrealized investment gains on equity securities from accumulated other comprehensive income to retained earnings. As prescribed, the prior period has not been restated to conform to the current presentation. Refer to Item 1, Note 1 'Basis of Presentation and Significant Accounting Policies' to the Consolidated Financial Statements for additional information.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.    OTHER COMPREHENSIVE INCOME (LOSS) CONTINUED

Reclassifications from AOCI to net income available to common shareholders are shown in the following table:

		Amount Reclassified from AOCI(1)
Details About AOCI Components	Consolidated Statement of Operations Line Item That Includes Reclassification	Three months ended March 31,
		2018	2017

Unrealized investment gains (losses) on available for sale investments
	Other investment gains (losses)	$4,526	$(19,206)
	OTTI losses	(414)	(6,553)
	Total before tax	4,112	(25,759)
	Income tax (expense) benefit	(4,897)	791
	Net of tax	$(785)	$(24,968)

Foreign currency translation adjustment
	Foreign exchange loss	$—	$(24,149)
	Income tax (expense) benefit	—	—
	Net of tax	$—	$(24,149)

(1)	Amounts in parentheses are debits to net income (loss) available to common shareholders.

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

13. SUBSEQUENT EVENTS

On April 16 2018, the Company entered into a quota share and adverse development cover reinsurance agreement, a retroactive contract which was deemed to have met the established criteria for retroactive reinsurance accounting. The Company will recognize reinsurance recoverable on unpaid losses of $108 million related to this reinsurance agreement.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations. This should be read in conjunction with the consolidated financial statements and related notes included in Item 1 of this report and also our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2017. Tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

FIRST QUARTER 2018 FINANCIAL HIGHLIGHTS

First Quarter 2018 Consolidated Results of Operations

•	Net income attributable to common shareholders of $63 million, or $0.75 per common share and diluted common share

•	Operating income(1) of $123 million, or $1.46 per diluted common share(1)

•	Gross premiums written of $2.7 billion

•	Net premiums written of $2.0 billion

•	Net premiums earned of $1.2 billion

•	Net favorable prior year reserve development of $54 million

•	Estimated pre-tax catastrophe and weather-related losses of $35 million, or 3.0 points on current accident year loss ratio compared to $35 million, or 3.7 points for the first quarter of 2017

•	Underwriting income(2) of $144 million and combined ratio of 90.8%

•	Net investment income of $101 million

•	Net realized investment losses of $15 million

•	Foreign exchange losses of $38 million

First Quarter 2018 Consolidated Financial Condition

•	Total cash and investments of $15.4 billion; fixed maturities, cash and short-term securities comprise 88% of total cash and investments and have an average credit rating of AA-

•	Total assets of $25.1 billion

•	Reserve for losses and loss expenses of $12.0 billion and reinsurance recoverable of $3.1 billion

•	Total debt of $1.4 billion and the debt to total capital ratio of 20.7%

•	Total common shares repurchased for $7 million.

•	Following the offer to acquire Novae Group plc ("Novae") on July 5, 2017, the Company suspended its open market share repurchase program. We acquired Novae on October 2, 2017.

•	Common shareholders’ equity of $4.5 billion and diluted book value per common share of $52.57

(1)
Operating income (loss) and operating income (loss) per diluted common share are non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. The reconciliations of non-GAAP measures to the most comparable GAAP financial measures (net income (loss) available to common shareholders and diluted earnings per common share, respectively) are provided in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.

(2)
Consolidated underwriting income (loss) is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to net income (loss) before income taxes and interest in income (loss) of equity method investments, the most comparable GAAP measure, is presented in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.

EXECUTIVE SUMMARY

Business Overview

We are a Bermuda-based global provider of specialty lines insurance and reinsurance products with operations in Bermuda, the United States ("U.S."), Europe, Singapore, Canada, Latin America and the Middle East. Our underwriting operations are organized around our two global underwriting platforms, AXIS Insurance and AXIS Re.

Our mission is to provide our clients and distribution partners with a broad range of risk transfer products and services and meaningful capacity, backed by significant financial strength. We manage our portfolio holistically, aiming to construct the optimum consolidated portfolio of funded and unfunded risks, consistent with our risk appetite and development of our franchise. We nurture an ethical, entrepreneurial and disciplined culture that promotes outstanding client service, intelligent risk taking and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a global leader in specialty risks. Our execution on this strategy for the first three months of 2018 included:

•	increased relevance in a select number of attractive specialty insurance and reinsurance markets and continued implementation of a more focused distribution strategy;

•	continued to grow a leadership position in business lines with strong growth potential including accident and health, cyber and renewable energy;

•	growth of our syndicate at Lloyd's of London ("Lloyd's"), which provides us with access to Lloyd's worldwide licenses and an extensive distribution network.

•	continued re-balancing of our portfolio towards less volatile lines of business that carry attractive rates;

•	launched a new phase of our transformation efforts, an enterprise-wide program to further modernize all of our functions and position us to lead in a transforming industry;

•	continued improvement in the effectiveness and efficiency of our operating platforms and processes;

•	increased investment in data and analytics; and

•	broadened risk-funding sources and developed vehicles that utilize third-party capital.

Reinsurance to Close ("RITC") of the 2015 and Prior Years of Account of Syndicate 2007

On January 1, 2018, AXIS Managing Agency Limited, the managing agent of Syndicate 2007 entered into an agreement for the RITC of the 2015 and prior years of account of Syndicate 2007. Under the terms of this agreement, we ceded $819 million of reserves for losses and loss expenses, which were included in Syndicate 2007's balance sheet at December 31, 2017, to a reinsurer. This agreement was accounted for as a novation reinsurance contract. During the three months ended March 31, 2018, we recognized a reduction in reserves for losses and loss expenses of $819 million representing the transfer of liabilities to the reinsurer, a reduction in investments and cash of $688 million representing the consideration paid to the reinsurer and a payable of $131 million representing the consideration due to the reinsurer.

Realignment of our Accident and Health Business

On January 23, 2018, we announced plans to realign our accident and health business by integrating our business and its operations into the our insurance and reinsurance operations. Through this realignment, our accident and health business is expected to benefit from the greater scale and market presence of our property and casualty insurance and reinsurance businesses and operations.

The realignment of the our accident and health business into our insurance and reinsurance segments took place in the first quarter of 2018. Financial results relating to this business were previously included in the results of our insurance segment. As a result of the realignment, accident and health results are included in the results of both our insurance and reinsurance segments with effect from January 1, 2018. To facilitate comparison of information across periods, certain reclassifications have been made to prior year amounts to conform to the current year's presentation.

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

Non-GAAP Financial Measures

We present our results of operations in the way we believe will be most meaningful and useful to investors, analysts, rating agencies and others who use our financial information to evaluate our performance. Some of the measurements we use are non-GAAP financial measures under SEC rules and regulations. In this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), we present underwriting-related general and administrative expenses, consolidated underwriting income, operating income (in total and on a per share basis), amounts presented on a constant currency basis, and pre-tax total return on cash and investments excluding foreign exchange movements, which are non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. We believe that these non-GAAP financial measures, which may be defined and calculated differently by other companies, better explain and enhance the understanding of our results of operations. However, these measures should not be viewed as a substitute for those determined in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

Underwriting-Related General and Administrative Expenses

Underwriting-related general and administrative expenses include those general and administrative expenses that are incremental and/or directly attributable to our individual underwriting operations. While this measure is presented in Item 1, Note 2 to the Consolidated Financial Statements 'Segment Information', it is considered a non-GAAP financial measure when presented elsewhere on a consolidated basis.

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

The reconciliation of underwriting-related general and administrative expenses to general and administrative expenses, the most comparable GAAP measure, is presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.

Consolidated Underwriting Income

Consolidated underwriting income is a pre-tax measure of underwriting profitability that takes into account net premiums earned and other insurance related income (losses) as revenues and net losses and loss expenses, acquisition costs and underwriting-related general and administrative costs as expenses. While this measure is presented in Item 1, Note 2 to the Consolidated Financial Statements 'Segment Information', it is considered a non-GAAP financial measure when presented elsewhere on a consolidated basis.

We evaluate our underwriting results separately from the performance of our investment portfolio. As such, we believe it is appropriate to exclude net investment income and net investment gains (losses) from our underwriting profitability measure.

Foreign exchange losses (gains) in our Consolidated Statements of Operations primarily relate to our net insurance-related liabilities. However, we manage our investment portfolio in such a way that unrealized and realized foreign exchange losses (gains) on our investment portfolio generally offset a large portion of the foreign exchange losses (gains) arising from our underwriting portfolio. As a result, we believe that foreign exchange losses (gains) are not a meaningful contributor to our underwriting performance, therefore, these expenses are excluded from consolidated underwriting income.

Interest expense and financing costs primarily relate to interest payable on our senior notes and notes payable. As these costs are not incremental and/or directly attributable to our individual underwriting operations, we exclude them from underwriting-related general and administrative expenses, therefore, these expenses are excluded from consolidated underwriting income.

Reorganization expenses are driven by business decisions, the nature and timing of which are not related to the underwriting process therefore, these expenses are excluded from consolidated underwriting income.

Amortization of intangibles including value of business acquired arose from business decisions, the nature and timing of which are not related to the underwriting process therefore, these expenses are excluded from consolidated underwriting income.

We believe that presentation of underwriting-related general and administrative expenses and consolidated underwriting income provides investors with an enhanced understanding of our results of operations, by highlighting the underlying pre-tax profitability of our underwriting activities. The reconciliation of consolidated underwriting income to income before income taxes and interest in income (loss) of equity method investments, the most comparable GAAP measure is presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.

Operating Income

Operating income represents after-tax operational results without consideration of after-tax net investment gains (losses), foreign exchange losses (gains), and reorganization expenses.

Although the investment of premiums to generate income and investment gains (losses) is an integral part of our operations, the determination to realize investment gains (losses) is independent of the underwriting process and is heavily influenced by the availability of market opportunities. Furthermore, many users believe that the timing of the realization of investment gains (losses) is somewhat opportunistic for many companies.

Foreign exchange losses (gains) in our Consolidated Statements of Operations are primarily driven by the impact of foreign exchange rate movements on net insurance related-liabilities. However, this movement is only one element of the overall impact of foreign exchange rate fluctuations on our financial position. In addition, we recognize unrealized foreign exchange losses (gains) on our available-for-sale investments in other comprehensive income and foreign exchange losses (gains) realized upon the sale of these investments in net investments gains (losses). These unrealized and realized foreign exchange losses (gains) generally offset a large portion of the foreign exchange losses (gains) reported separately in net income (loss), thereby minimizing the impact of foreign exchange rate movements on total shareholders' equity. As such, foreign exchange losses (gains) in our Statement of Operations in isolation are not a fair representation of the performance of our business.

Reorganization expenses are primarily driven by business decisions, the nature and timing of which are not related to the underwriting process and are not representative of underlying business performance.

Certain users of our financial statements evaluate performance excluding after-tax net investment gains (losses), foreign exchange losses (gains), and reorganization expenses to understand the profitability of recurring sources of income.

We believe that showing net income (loss) available to common shareholders exclusive of net investment gains (losses), foreign exchange losses (gains) and reorganization expenses reflects the underlying fundamentals of our business. In addition, we believe that this presentation enables investors and other users of our financial information to analyze performance in a manner similar to how our management analyzes the underlying business performance. We also believe this measure follows industry practice and, therefore, facilitates comparison of our performance with our peer group. We believe that equity analysts and certain rating agencies that follow us, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons. The reconciliation of operating income to net income (loss) available to common shareholders, the most comparable GAAP measure, is presented in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.

Constant Currency Basis

We present gross premiums written, net premiums written and net premiums earned on a constant currency basis in this MD&A. The amounts presented on a constant currency basis are calculated by applying the average foreign exchange rate from the current year to the prior year amounts. We believe this presentation enables investors and other users of our financial information to analyze growth in gross premiums written, net premiums written and net premiums earned on a constant basis. The reconciliation to gross premiums written, net premiums written and net premiums earned on a GAAP basis is presented in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Group Underwriting Results' .

Pre-Tax Total Return on Cash and Investments excluding Foreign Exchange Movement

Pre-tax total return on cash and investments excluding foreign exchange movements measures net investment income (loss), net investments gains (losses), interest in income (loss) of equity method investments, and pre-tax change in unrealized gains (losses) generated by our average cash and investment balances. The reconciliation to pre-tax total return on cash and investments, the most comparable GAAP financial measure is presented in the 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net Investment Income and Net Investment Gains (Losses)'. We believe this presentation enables investors and other users of our financial information to analyze the performance of our investments.

Results of Operations

	Three months ended March 31,
	2018		% Change	2017

Underwriting revenues:
Net premiums earned	$1,167,402		24%	$938,703
Other insurance related income (losses)	6,606		nm	(3,783)
Underwriting expenses:
Net losses and loss expenses	(661,345)		9%	(606,942)
Acquisition costs	(229,260)		21%	(189,792)
Underwriting general and administrative expenses(1)	(139,666)		15%	(121,801)
Underwriting Income	$143,737			$16,385

Corporate expenses(1)	(30,171)		(24%)	(39,459)
Net investment income	100,999		2%	98,664
Net investment losses	(14,830)		(41%)	(25,050)
Other (expenses) revenues, net	(54,623)		59%	(34,256)
Reorganization expenses	(13,054)		nm	—
Amortization of value of business acquired	(57,110)		nm	—
Amortization of intangibles	(2,782)	—	nm	—
Income before income taxes and interest in income (loss) of equity method investments	72,166			16,284
Income tax benefit	1,036		(89%)	9,337
Interest in loss of equity method investments	—		nm	(5,766)
Net income	$73,202			$19,855
Preferred share dividends	(10,656)		(28%)	(14,841)
Net income available to common shareholders	$62,546		nm	$5,014

Net investment losses, net of tax(2)	$15,973		(34%)	$24,227
Foreign exchange losses, net of tax(3)	33,535		54%	21,723
Reorganization expenses, net of tax (4)	10,583		nm	—
Operating income	$122,637		nm	$50,964

nm – not meaningful

(1)
Underwriting-related general and administrative expenses is a non-GAAP measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most comparable GAAP measure, also included corporate expenses of $30,171 and $39,459 for the three months ended March 31, 2018 and 2017, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for additional information related to the corporate expenses. Also, refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures' for additional information.

(2)
Tax cost (benefit) of $1,143 and ($823) for the three months ended March 31, 2018 and 2017, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.

(3)
Tax cost (benefit) of ($4,325) and $258 for the three months ended March 31, 2018 and 2017, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.

(4)
Tax cost (benefit) of ($2,471) and $nil for the three months ended March 31, 2018 and 2017, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.

Non-GAAP Financial Measures

We also present operating income per diluted common share and annualized operating return on average common equity ("annualized operating ROACE"), which are derived from the operating income measure and can be reconciled to the most comparable GAAP financial measures as follows:

	Three months ended March 31,
	2018	2017

Net income available to common shareholders	$62,546	$5,014
Operating income	122,637	50,964
Weighted average common shares and common share equivalents - diluted(1)	83,721	86,793

Earnings per common share - diluted	$0.75	$0.06
Operating income per common share - diluted	$1.46	$0.59

Average common shareholders’ equity	$4,527,830	$5,125,294

Annualized return on average common equity(2)	5.5%	0.4%
Annualized operating return on average common equity(3)	10.8%	4.0%

(1)	Refer to Item 1, Note 7 to our Consolidated Financial Statements 'Earnings per Common Share' for additional information on the dilution calculation.

(2)
Annualized return on average common equity ("ROACE") is calculated by dividing annualized net income (loss) available to common shareholders for the period by the average shareholders' equity determined by using the common shareholders' equity balances at the beginning and end of the period.

(3)
Annualized operating ROACE, a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K, is calculated by dividing annualized operating income for the period by the average common shareholders' equity. The reconciliation to ROACE, the most comparable GAAP measure, is presented above in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations', Also, refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures' for additional information.

Underwriting Results

Total underwriting income for the three months ended March 31, 2018 was $144 million, an increase of $127 million compared to the underwriting income of $16 million for the three months ended March 31, 2017. The increase in underwriting income was primarily driven by an increase in net premiums earned, a decrease in the current accident year loss ratio excluding catastrophe and weather-related losses, an increase in net favorable prior year reserve development, an increase in other insurance-related income, partially offset by an increase in general and administrative expenses.

The reinsurance segment underwriting income increased by $70 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The increase in underwriting income was primarily driven by an increase in net premiums earned, a decrease in the current accident year loss ratio excluding catastrophe and weather-related losses, an increase in net favorable prior year reserve development, an increase in other insurance-related income and a decrease in catastrophe and weather-related losses.

The insurance segment underwriting income increased by $58 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The increase in underwriting income was primarily driven by an increase in net premiums earned, an increase in net favorable prior year reserve development, a decrease in the current accident year loss ratio excluding catastrophe and weather-related losses, partially offset by an increase in catastrophe and weather-related losses, and general and administrative expenses.

Net Investment Income

Net investment income for the three months ended March 31, 2018 was $101 million, an increase of $2 million, compared to the three months ended March 31, 2017.

Net Investment Gains (Losses)

Net investment losses were $15 million for the three months ended March 31, 2018 compared to $25 million for the same period of 2017. Net investment losses for the three months ended March 31, 2018 were mainly attributable to net unrealized investment losses on equity securities recognized in the income statement due to the adoption of Accounting Standards Update ("ASU") ASU 2016-01 "Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities,". Net realized investment losses for the three months ended March 31, 2017 were primarily attributable to foreign exchange losses on non-U.S. denominated securities due to the strengthening of the U.S. dollar, and by other-than-temporary impairment ("OTTI") charges.

Other Expenses (Revenues), Net

Corporate expenses were $30 million for the three months ended March 31, 2018, compared to $39 million for the three months ended March 31, 2017. The decrease was primarily attributable to a decrease in personnel costs and executive transition costs, together with an increase in the allocation of corporate costs to the insurance and reinsurance segments, partially offset by an increase in information technology costs.

Foreign exchange losses were $38 million for the three months ended March 31, 2018, compared to $21 million for the three months ended March 31, 2017. Foreign exchange losses for the three months ended March 31, 2018 were primarily attributable to the impact of the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities mainly denominated in pound sterling and euro.

The financial results for the three months ended March 31, 2018 resulted in a tax benefit of $1 million compared to $9 million for the three months ended March 31, 2017. The tax benefit of $1 million recognized in the three months ended March 31, 2018 was primarily driven by the generation of pre-tax losses in our U.K. operations , largely offset by the generation of pre-tax income in our U.S. operations. The tax benefit recognized in 2017 was primarily attributable to share based compensation excess tax benefits recognized in the income statement due to the adoption of ASU 2016-09, "Compensation-Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting", as well as underwriting losses recognized in our U.S. and European operations.

Interest expense and financing costs were $17 million for the three months ended March 31, 2018, compared to $13 million for the three months ended March 31, 2017. The increase was primarily attributable to interest due on the 4.0% Senior Notes issued by the Company in the fourth quarter of 2017, as well as interest due on the Dekania Notes issued by Novae in 2004.

Reorganization Expenses

Reorganization related expenses were $13 million for the three months ended March 31, 2018, compared to $nil for the three months ended March 31, 2017, related to a new transformation program launched earlier this year. This program encompasses the integration of Novae which commenced in the fourth quarter of 2017, the realignment of our accident and health business together with other initiatives designed to increase our efficiency and enhance our profitability while delivering a customer-centric operating model.

We expect to achieve annual run-rate cost savings of approximately $100 million with effect from 2020. These expense savings will be achieved through the elimination of redundant roles, efficiencies introduced through organizational redesign, operating efficiency improvements, integration of systems, and the rationalization of third party contracts and professional fees.

In order to achieve annual run-rate cost savings across the transformation program with effect from 2020, we expect to incur cumulative pre-tax reorganization charges of approximately $100 million by 2020. Pre-tax reorganization charges of $28 million were incurred in the two most recent quarters. These expenses are not included in operating income.

Interest in Loss of Equity Method Investments

Interest in loss of equity method investments represents our aggregate share of losses related to investments in which we have significant influence over the operating and financial policies of the investee.

The three months ended March 31, 2017 included impairment losses of $6 million related to an investment in a U.S. based insurance company, partially offset by income related to our aggregate share of profits in a company in which we had significant influence over the operating and financial policies.

Financial Measures

We believe the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

	Three months ended and at March 31,
	2018	2017

Annualized ROACE	5.5%	0.4%
Annualized operating ROACE	10.8%	4.0%
Diluted book value per common share(1)	$52.57	$58.89
Cash dividends declared per common share	0.39	0.38
Increase (decrease) in diluted book value per common share adjusted for dividends	$(0.92)	$1.00

nm – not meaningful

(1)
Diluted book value per common share represents total common shareholders’ equity divided by the number of common shares and diluted common share equivalents outstanding, determined using the treasury stock method. Cash settled awards are excluded from the denominator.

Return on Equity
Our objective is to generate superior returns on capital that appropriately reward our common shareholders for the risks we assume and to grow revenue only when we expect the returns will meet or exceed our requirements. We recognize that the nature of underwriting cycles and the frequency or severity of large loss events in any one year may challenge the ability to achieve a profitability target in any specific period, therefore our goal is to achieve top-quintile industry operating ROACE and growth in book value per share adjusted for dividends, with volatility consistent with the industry average.
ROACE reflects the impact of net income attributable to common shareholders including net investment gains (losses), foreign exchange losses (gains), and reorganization expenses.
The increase in ROACE for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was primarily driven by an increase in underwriting income, together with a decrease in net investment losses and corporate expenses, partially offset by amortization of value of business acquired and intangible assets associated with the acquisition of Novae, reorganization expenses, and an increase in foreign exchange losses.
Operating ROACE excludes the impact of net investment gains (losses), foreign exchange losses (gains), and reorganization expenses.
The increase in operating ROACE for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was primarily driven by an increase in underwriting income and a decrease in corporate expense, partially offset by amortization of value of business acquired and intangible assets associated with the acquisition of Novae.
Diluted Book Value per Common Share
We consider diluted book value per common share to be an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis will ultimately translate into appreciation of our stock price.
Diluted book value per common share decreased by 11% to $52.57 at March 31, 2018, from $58.89 at March 31, 2017, which primarily reflected net losses attributable to common shareholders generated over the past twelve months of $358 million, common share dividends declared and unrealized investment losses reported in other comprehensive income.

Cash Dividends Declared per Common Share
We believe in returning excess capital to our shareholders by way of dividends (as well as share repurchases) accordingly, our dividend policy is an integral part of the value we create for our shareholders. Our cumulatively strong earnings have permitted our Board of Directors to approve thirteen successive increases in quarterly common share dividends.
Diluted Book Value per Common Share Adjusted for Dividends
Diluted book value per common share adjusted for dividends decreased by $0.92 or 2% per common share for the three months ended March 31, 2018 and $4.78, or 8%, per common share over the past twelve months.
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

During the three months ended March 31, 2018, the decrease in diluted book value per common share adjusted for dividends was primarily driven by the unrealized investment losses reported in accumulated other comprehensive income, partially offset by the net income generated in the quarter.

During the three months ended March 31, 2017, total value created consisted primarily of the increase in unrealized gains on investments reported in accumulated other comprehensive income.

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

	Three months ended March 31,
	2018	% Change	2017

Revenues:
Gross premiums written	$2,662,795	39%	$1,911,871
Net premiums written	1,985,871	32%	1,508,959
Net premiums earned	1,167,402	24%	938,703
Other insurance related income (losses)	6,606	nm	(3,783)

Expenses:
Current year net losses and loss expenses	(715,652)		(631,735)
Prior year reserve development	54,307		24,793
Acquisition costs	(229,260)		(189,792)
Underwriting-related general and administrative expenses(1)	(139,666)		(121,801)
Underwriting income(2)	$143,737	nm	$16,385

General and administrative expenses(1)	$169,837		$161,260
Income before income taxes and interest in income (loss) of equity method investments(2)	$72,166		$16,284

nm – not meaningful

(1)
Underwriting-related general and administrative expenses is a non-GAAP measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most comparable GAAP measure, is presented in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.

(2)
Group (or consolidated) underwriting income (loss) is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to net income (loss) before tax and interest in income (loss) of equity investments, the most comparable GAAP measure, is presented in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.

Underwriting Revenues

Gross and net premiums written by segment were as follows:

	Gross Premiums Written
	Three months ended March 31,
	2018	% Change	2017

Insurance	$880,848	62%	$545,261
Reinsurance	1,781,947	30%	1,366,610
Total	$2,662,795	39%	$1,911,871

% ceded
Insurance	38%	3 pts	35%
Reinsurance	19%	3 pts	16%
Total	25%	4 pts	21%

	Net Premiums Written
	Three months ended March 31,
	2018	% Change	2017

Insurance	$547,893	54%	$356,836
Reinsurance	1,437,978	25%	1,152,122
Total	$1,985,871	32%	$1,508,959

Gross Premiums Written:

Gross premiums written for the three months ended March 31, 2018 increased by $751 million or 39% compared to the three months ended March 31, 2017. The increase for the three months ended March 31, 2018, compared to the same periods in 2017, was due to an increase in both the reinsurance and insurance segments.

The reinsurance segment's gross premiums written increased by $415 million or 30% for the three months ended March 31, 2018, compared to the same period in 2017. The increase in the reinsurance segment gross premiums written included $50 million attributable to catastrophe, marine and aviation lines associated with our acquisition of Novae. In addition, gross premiums written increased by $365 million, or 27% ($286 million or 21% on a constant currency basis1) for the three months ended March 31, 2018 compared to the same period of 2017, driven by our motor, accident and health, credit and surety, catastrophe, liability, and professional lines, partially offset by decrease in marine and other lines. The increase in our motor, credit and surety, liability and professional lines was largely due to timing. In addition, the increase in our motor lines was driven by rate increases and new business. The increase in our accident and health, and catastrophe lines was due to new business. Increased line sizes on a number of treaties also contributed to the increase in catastrophe lines. These increases were partially offset by a decrease in marine and other lines due to the non-renewal of a large treaty.

The insurance segment's gross premiums written increased by $336 million or 62% for the three months ended March 31, 2018, compared to the same period in 2017. The increase in the insurance segment gross premiums written included $302 million attributable to property, marine, professional lines, and credit and political risk lines associated with our acquisition of Novae. In addition, gross premiums written increased by $34 million, or 6% ($28 million or 5% on a constant currency basis) for the three months ended March 31, 2018 comparable to the same period of 2017, attributable to our professional lines, liability, and accident and health lines driven by new business opportunities, together with an increase in our aviation lines associated with our acquisition of Aviabel which was completed last year.

(1) Amounts presented on a constant currency basis are non-GAAP financial measures as defined in Item10 (e) of SEC Regulation S-K. The constant currency basis is calculated by applying the average foreign exchange rate from the current year to the prior year balance.

Ceded Premiums Written:

Ceded premiums written for the three months ended March 31, 2018 were $677 million or 25% of gross premiums written compared to $403 million or 21% for the three months ended March 31, 2017. The increase in the ceded premiums written was attributable to both segments.

The increase in the reinsurance segment ceded premiums written for the three months ended March 31, 2018 compared to the same period in 2017, included $31 million attributable to catastrophe and marine lines associated with the acquisition of Novae. In addition, ceded premiums written increased by $98 million, or 46% for the three months ended March 31, 2018 compared to the same period in 2017, attributable to our catastrophe, credit and surety, accident and health, liability and professional lines.

The increase in the insurance segment ceded premiums written for the three months ended March 31, 2018 compared to the same period in 2017, included $117 million primarily attributable to property, professional lines and marine lines associated with our acquisition of Novae. In addition, ceded premiums increased by $27 million or 14% for the three months ended March 31, 2018, compared to the same period in 2017 primarily driven by our professional lines and liability lines.

In June 2017, the Company obtained catastrophe protection for its insurance and reinsurance segments through a reinsurance agreement with Northshore Re II Limited ("Northshore"). In connection with the reinsurance agreement, Northshore issued notes to unrelated investors in an amount equal to the full $350 million of coverage provided under the reinsurance agreement covering a three year period. At the time of the agreement, the Company performed an evaluation of Northshore to determine if it meets the definition of a variable interest entity ("VIE"). The Company concluded that Northshore is a VIE but that the Company does not have a variable interest in the entity, as the variability in results is expected to be absorbed entirely by the investors in Northshore. Accordingly, Northshore is not consolidated in the Company's consolidated financial statements. Ceded premiums earned associated with the reinsurance agreement with Northshore during the three months ended March 31, 2018 was $6.7 million.

Net Premiums Earned:

Net premiums earned by segment were as follows:

	Three months ended March 31,
	2018		2017

Insurance	$580,059	50%	$391,964	42%
Reinsurance	587,343	50%	546,739	58%
Total	$1,167,402	100%	$938,703	100%

Net premiums earned for the three months ended March 31, 2018 increased by $229 million or 24% compared to the three months ended March 31, 2017. The increase for the three months ended March 31, 2018 compared to the same period in 2017, was driven by increases in both the insurance and reinsurance segments.

Net premiums earned increased by 48% in our insurance segment for the three months ended March 31, 2018 compared to the same period in 2017. The increase in net premiums earned included $178 million primarily attributable to property, marine, and accident and health lines associated with our acquisition of Novae. In addition, net premiums earned increased by $10 million, or 3% (2% on a constant currency basis) driven by strong premium growth in our accident and health lines in recent periods, together with premium growth in our aviation lines associated with the acquisition of Aviabel completed last year.

Net premiums earned increased by 7% in our reinsurance segment for the three months ended March 31, 2018 compared to the same period in 2017. The increase in net premiums earned included $13 million primarily attributable to marine and catastrophe lines associated with our acquisition of Novae. In addition, net premiums earned increased by $27 million, or 5% (4% on a constant currency basis) for the three months ended March 31, 2018 compared to the same period in 2017, driven by strong premium growth in our catastrophe, motor, and accident and health lines, partially offset by an increase in ceded premiums earned in our catastrophe lines.

Other Insurance Related Income (Losses):

Other insurance related income was $7 million for the three months ended March 31, 2018, compared to other insurance related loss of $4 million for the same period in 2017. The increase in other insurance related income of $10 million for the three months ended March 31, 2018 compared to the same period in 2017, was driven by a decrease in realized losses and unfavorable mark-to-market adjustments on our weather and commodities derivative portfolio which we no longer write, partially offset by favorable mark-to-market adjustments on other insurance and reinsurance contracts accounted for as derivatives and an increase in fees from strategic capital partners.

Underwriting Expenses

The following table provides a breakdown of our combined ratio:

	Three months ended March 31,
	2018	% Point Change	2017

Current accident year loss ratio	61.3%	(6.0)	67.3%
Prior year reserve development	(4.6%)	(2.0)	(2.6%)
Acquisition cost ratio	19.6%	(0.6)	20.2%
General and administrative expense ratio(1)	14.5%	(2.7)	17.2%
Combined ratio	90.8%	(11.3)	102.1%

(1)
The general and administrative expense ratio includes corporate expenses not allocated to reportable segments of 2.6% and 4.2% for the three months ended March 31, 2018 and 2017, respectively. These costs are further discussed in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net'

Current Accident Year Loss Ratio:

The current accident year loss ratio decreased to 61.3% for the three months ended March 31, 2018, from 67.3% for the same period in 2017.

The decrease in the current accident year loss ratio for the three months ended March 31, 2018 compared to the same period in 2017, was attributable to both segments. During the three months ended March 31, 2018 we incurred pre-tax catastrophe and weather-related losses, of $35 million or 3.0 points primarily attributable to the Papua New Guinea earthquake, Windstorm Friederike and U.S. and European weather-related events. Comparatively, during the three months ended March 31, 2017 we incurred pre-tax catastrophe and weather-related losses, of $35 million, or 3.7 points.

After adjusting for the impact of the catastrophe and weather-related losses, our current accident year loss ratio for the three months ended March 31, 2018 was 58.3% compared to 63.6% for the same period in 2017.

The decrease in the current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses for the three months ended March 31, 2018 compared to the same period in 2017, was driven by changes in business mix, together with favorable impact of rate and trend in both segments, a decrease in mid-size loss experience, partially offset by mid-size and attritional loss experience in our insurance aviation lines.

For further discussion on current accident year loss ratios, refer to the insurance and reinsurance segment discussions below.

Estimates of Significant Catastrophe Events

Our March 31, 2018 net reserves for losses and loss expenses includes estimated amounts for numerous catastrophe events. We caution that the magnitude and/or complexity of losses arising from certain of these events, in particular Hurricanes Harvey, Irma and Maria, the two earthquakes in Mexico and the wildfires in Northern and Southern California which occurred in 2017 inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserves for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.

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

Prior Year Reserve Development:

Our favorable prior year reserve development was the net result of several underlying reserve developments on prior accident years, identified during our quarterly reserve review process. The following table provides a breakdown of prior year reserve development by segment:

	Three months ended March 31,
	2018	2017

Insurance	$22,775	$7,865
Reinsurance	31,532	16,928
Total	$54,307	$24,793

Overview

Short-tail business

Our short tail business includes the underlying exposures in our property and other, marine and aviation reserve classes within our insurance segment, and our property and other reserve class within our reinsurance segment.

These reserve classes contributed $38 million and $4 million of net favorable prior year reserve development for the three months ended March 31, 2018 and March 31, 2017, respectively, and primarily reflected the recognition of better than expected loss emergence.

Medium-tail business

Our medium-tail business consists primarily of insurance and reinsurance professional reserve classes, credit and political risk insurance reserve class and credit and surety reinsurance reserve class.

Our reinsurance professional reserve class recognized $9 million and $16 million of net favorable prior year development for the three months ended March 31, 2018 and March 31, 2017, respectively. The net favorable prior year loss development on this reserve class continued to reflect the generally favorable experience on earlier accident years as we continued to transition to more experienced based methods.

Our insurance professional reserve class recognized net favorable prior year development of $4 million and $7 million for the three months ended March 31, 2018 and March 31, 2017, respectively. The net favorable prior year loss development on this reserve class reflected the generally favorable experience on earlier accident years as we transition to more experienced based methods.

Our credit and surety reinsurance reserve class recorded net favorable prior year reserve development of $5 million and $nil for the three months ended March 31, 2018 and March 31, 2017, respectively due to the recognition of generally better than expected loss emergence.

Long-tail business

Our long-tail business consists primarily of liability and motor reserve classes.

Our reinsurance liability reserve class contributed net favorable prior year reserve development of $2 million and $24 million for the three months ended March 31, 2018 and March 31, 2017, respectively. The net favorable prior year reserve development for the three months ended March 31, 2017 primarily reflected the progressively increased weight given by management to experience based indications on older accident years, which has generally been favorable.

Our motor reinsurance reserve classes contributed net favorable prior year reserve development of $3 million and net adverse prior year reserve development of $22 million for the three months ended March 31, 2018 and March 31, 2017, respectively. The net adverse prior year reserve development for the three months ended March 31, 2017 was primarily due to the decrease in the discount rate used to calculate lump sum awards in U.K. bodily injury cases, known as the Ogden Rate which changed from plus 2.5% to minus 0.75% effective March 20, 2017.

Our insurance liability reserve class recorded net adverse prior year development of $7 million and $4 million for the three months ended March 31, 2018 and March 31, 2017, respectively, primarily related to reserve strengthening within our U.S. excess casualty business reflecting slightly higher than expected prior year emerging loss experience.

We caution that conditions and trends that impacted the development of our liabilities in the past may not necessarily occur in the future.

The following tables reconcile reserve classes to the lines of business categories and the expected claim tails:

Insurance Segment
Reported Lines of Business

Reserve Classes	Tail	Property	Marine	Terrorism	Aviation	Credit and Political Risk	Professional Lines	Liability	Accident and Health	Discontinued lines - Novae

Property and Other	Short	X		X					X	X
Marine	Short		X
Aviation	Short				X
Credit and Political Risk	Medium					X
Professional Lines	Medium						X			X
Liability	Long							X		X

Reinsurance Segment
Reported Lines of Business

Reserve Classes	Tail	Catastrophe	Property	Credit and Surety	Professional Lines	Motor	Liability	Engineering	Agriculture	Marine and Other	Accident and Health	Discontinued lines - Novae

Property and Other	Short	X	X					X	X	X	X	X
Credit and Surety	Medium			X
Professional Lines	Medium				X
Motor	Long					X						X
Liability	Long						X					X

The following sections provide further details on prior year reserve development by segment, reserving class and accident year.

Insurance Segment:

	Three months ended March 31,
	2018	2017

Property and other	$17,188	$(218)
Marine	11,272	6,088
Aviation	(3,692)	(1,545)
Credit and political risk	765	(17)
Professional lines	3,907	7,450
Liability	(6,665)	(3,894)
Total	$22,775	$7,865

For the three months ended March 31, 2018 we recognized $23 million of net favorable prior year reserve development, the principal component of which was:

•	$17 million of net favorable prior year reserve development on property and other business, primarily due to generally better than expected loss emergence related to the 2017 catastrophe events.

•	$11 million of net favorable prior year reserve development on marine business, due to better than expected loss emergence on recent accident years.

•
$7 million of net adverse prior year reserve development on liability business due to reserve strengthening within our U.S. excess casualty book of business mainly driven by a higher frequency of large auto and general liability claims primarily related to 2015 and 2017 accident years.

For the three months ended March 31, 2017 we recognized $8 million of net favorable prior year reserve development, the principal components of which were:

•	$7 million of net favorable prior year reserve development on professional lines, driven by better than expected development related to accident year 2014.

•	$6 million of net favorable prior year reserve development on marine business, driven by better than expected loss emergence impacting accident years 2014 and 2015.

•	$4 million of net adverse prior year development on liability lines, primarily related to reserve strengthening in recent years.

Reinsurance Segment:

	Three months ended March 31,
	2018	2017

Property and other	$13,087	$(825)
Credit and surety	4,986	(86)
Professional lines	8,573	15,925
Motor	3,191	(22,156)
Liability	1,695	24,070
Total	$31,532	$16,928

For the three months ended March 31, 2018 we recognized $32 million of net favorable prior year reserve development, the principal components of which were:

•
$13 million of net favorable prior year reserve development on property and other business, due to overall better than expected loss emergence related to the 2017 catastrophe events and better than expected loss emergence on our agriculture business.

•
$9 million of net favorable prior year reserve development on professional lines business, reflecting the generally favorable experience on earlier accident years, particularly 2010 through 2011, as we continue to transition to more experience based methods.

•	$5 million of net favorable prior year reserve development on credit and surety, due to better than expected loss emergence primarily related to accident years 2012 through 2015.

For the three months ended March 31, 2017 we recognized $17 million of net favorable prior year reserve development, the principal components of which were:

•	$24 million of net favorable prior year reserve development on liability business, primarily related to the 2006 through 2011 accident years, for reasons discussed in the overview.

•	$16 million of net favorable prior year reserve development on professional lines business, related to earlier accident years, for reasons discussed in the overview.

•
$22 million of net adverse prior year reserve development on motor business, related to the impact of the Ogden Rate change, partially offset by continued better than expected loss emergence related to non-proportional business spanning multiple accident years.

Acquisition Cost Ratio:

The acquisition cost ratio decreased to 19.6% for the three months ended March 31, 2018 from 20.2% for the three months ended March 31, 2017 driven by our reinsurance segment primarily as a result of changes in business mix. This decrease was partially offset by an increase in our insurance segment primarily attributable to the acquisition of Novae and changes in business mix.

General and Administrative Expense Ratio:

The general and administrative expense ratio decreased to 14.5% for the three months ended March 31, 2018 from 17.2% for the three months ended March 31, 2017. The decrease was driven by both segments primarily due to a decrease in personnel costs, partially offset by Novae general and administrative expenses.

RESULTS BY SEGMENT

Insurance Segment

Results from our insurance segment were as follows:

	Three months ended March 31,
	2018	% Change	2017

Revenues:
Gross premiums written	$880,848	62%	$545,261
Net premiums written	547,893	54%	356,836
Net premiums earned	580,059	48%	391,964
Other insurance related income	620	nm	42

Expenses:
Current year net losses and loss expenses	(344,313)		(248,950)
Prior year reserve development	22,775		7,865
Acquisition costs	(87,329)		(54,004)
General and administrative expenses	(102,370)		(85,256)

Underwriting income	$69,442	nm	$11,661

Ratios:		% Point Change
Current accident year loss ratio	59.4%	(4.1)	63.5%
Prior year reserve development	(4.0%)	(2.0)	(2.0%)
Acquisition cost ratio	15.1%	1.3	13.8%
General and administrative expense ratio	17.6%	(4.2)	21.8%
Combined ratio	88.1%	(8.9)	97.0%

nm – not meaningful

Gross Premiums Written:

The following table provides gross premiums written by line of business:

	Three months ended March 31,
	2018		2017		% Change

Property	$295,206	34%	$144,564	25%	104%
Marine	126,743	14%	65,601	12%	93%
Terrorism	16,900	2%	11,814	2%	43%
Aviation	21,013	2%	14,583	3%	44%
Credit and Political Risk	44,731	5%	16,172	3%	nm
Professional Lines	207,965	24%	155,469	29%	34%
Liability	105,661	12%	90,603	17%	17%
Accident and Health	60,674	7%	46,455	9%	31%
Discontinued Lines	1,955	—%	—	—%	nm
Total	$880,848	100%	$545,261	100%	62%

nm – not meaningful

Gross premiums written for the three months ended March 31, 2018 increased by $336 million or 62% compared to the three months ended March 31, 2017. The increase in gross premiums written included $302 million attributable to property, marine, professional lines, and credit and political risk lines associated with our acquisition of Novae. In addition, gross premiums written increased by $34 million, or 6% ($28 million or 5% on a constant currency basis) for three months ended March 31, 2018 compared to the same period in 2017, attributable to our professional lines, liability, and accident and health lines driven by new business opportunities, together with an increase in our aviation lines associated with our acquisition of Aviabel which was completed last year.

Ceded Premiums Written:

Ceded premiums written for the three months ended March 31, 2018 were $333 million or 38% of gross premiums written compared to $188 million or 35% of gross premiums written for the three months ended March 31, 2017. The increase in ceded premiums written included $117 million primarily attributable to property, professional lines and marine lines associated with our acquisition of Novae. In addition, ceded premiums increased by $27 million or 14% for the three months ended March 31, 2018, compared to the same period in 2017, primarily driven by our professional lines and liability lines.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended March 31,
	2018		2017		% Change

Property	$196,613	34%	$118,875	29%	65%
Marine	76,376	13%	38,669	10%	98%
Terrorism	14,507	3%	7,938	2%	83%
Aviation	18,488	3%	10,847	3%	70%
Credit and Political Risk	27,721	5%	10,180	3%	nm
Professional Lines	135,612	23%	125,138	32%	8%
Liability	51,096	9%	42,773	11%	19%
Accident and Health	48,578	8%	37,544	10%	29%
Discontinued Lines	11,068	2%	—	—%	nm
Total	$580,059	100%	$391,964	100%	48%

nm - not meaningful

Net premiums earned for the three months ended March 31, 2018 increased by $188 million or 48% compared to the three months ended March 31, 2017. The increase in net premiums earned included $178 million primarily attributable to property, marine, and accident and health lines associated with our acquisition of Novae. In addition, net premiums earned increased by $10 million, or 3% (2% on a constant currency basis) driven by strong premium growth in our accident and health lines in recent periods, together with premium growth in our aviation lines associated with the acquisition of Aviabel completed last year.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended March 31,
	2018	% Point Change	2017

Current accident year	59.4%	(4.1)	63.5%
Prior year reserve development	(4.0%)	(2.0)	(2.0%)
Loss ratio	55.4%	(6.1)	61.5%

Current Accident Year Loss Ratio:

The current accident year loss ratios decreased to 59.4% for the three months ended March 31, 2018 from 63.5% for the three months ended March 31, 2017.

The decrease in the current accident year loss ratio for the three months ended March 31, 2018 compared to the same period in 2017, was impacted by a lower level of catastrophe and weather-related losses. During the three months ended March 31, 2018 we incurred $28 million, or 4.9 points, in pre-tax catastrophe and weather-related losses, primarily attributable to the Papua New Guinea earthquake and U.S. and European weather-related events. Comparatively, during the three months ended March 31, 2017, we incurred $20 million or 5.1 points in pre-tax catastrophe and weather-related losses.

After adjusting for the impact of the catastrophe and weather-related losses, our current accident year loss ratio for the three months ended March 31, 2018 was 54.5% compared to 58.4% for the three months ended March 31, 2017. The decrease in the current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses for the three months ended March 31, 2018 compared to the same period in 2017, was principally due to changes in business mix, together with favorable impact of rate and trend, partially offset by an increase in attritional loss experience in our aviation lines.

Refer to the ‘Prior Year Reserve Development’ section for further details.

Acquisition Cost Ratio:

The acquisition cost ratio increased to 15.1% for the three months ended March 31, 2018 from 13.8% for the three months ended March 31, 2017 primarily attributable to changes in business mix.

General and Administrative Expense Ratio:

The general and administrative expense ratio decreased to 17.6% for the three months ended March 31, 2018, from 21.8% for the three months ended March 31, 2017 reflecting a decrease in personnel costs, partially offset by general and administrative expenses associated with the acquisition of Novae.

Reinsurance Segment

Results from our reinsurance segment were as follows:

	Three months ended March 31,
	2018	% Change	2017

Revenues:
Gross premiums written	$1,781,947	30%	$1,366,610
Net premiums written	1,437,978	25%	1,152,122
Net premiums earned	587,343	7%	546,739
Other insurance related income (losses)	5,986	nm	(3,825)

Expenses:
Current year net losses and loss expenses	(371,339)		(382,785)
Prior year reserve development	31,532		16,928
Acquisition costs	(141,931)		(135,788)
General and administrative expenses	(37,296)		(36,545)

Underwriting income	$74,295	nm	$4,724
Ratios:		% Point Change
Current accident year loss ratio	63.2%	(6.8)	70.0%
Prior year reserve development	(5.3%)	(2.2)	(3.1%)
Acquisition cost ratio	24.2%	(0.6)	24.8%
General and administrative expense ratio	6.3%	(0.4)	6.7%
Combined ratio	88.4%	(10.0)	98.4%

nm – not meaningful

Gross Premiums Written:

The following table provides gross premiums written by line of business for the periods indicated:

	Three months ended March 31,
	2018		2017		% Change

Catastrophe	$281,883	17%	$185,935	14%	52%
Property	200,707	11%	194,541	14%	3%
Professional Lines	106,178	6%	77,012	6%	38%
Credit and Surety	196,316	11%	119,925	9%	64%
Motor	412,077	23%	291,423	21%	41%
Liability	159,009	9%	111,821	8%	42%
Agriculture	145,397	8%	149,191	11%	(3%)
Engineering	26,506	1%	40,533	3%	(35%)
Marine and Other	26,647	1%	47,483	3%	(44%)
Accident and Health	227,689	13%	148,746	11%	53%
Discontinued Lines	(462)	—%	—	—%	nm
Total	$1,781,947	100%	$1,366,610	100%	30%

nm – not meaningful

Gross premiums written increased by $415 million, or 30%, for the three months ended March 31, 2018 compared to the same period in 2017. The increase included $50 million attributable to catastrophe, marine and aviation lines associated with the acquisition of Novae. In addition, gross premiums written increased by $365 million, or 27% ($286 million or 21% on a constant currency basis) for the three months ended March 31, 2018, compared to the same period of in 2017, driven by our motor, accident and health, credit and surety, catastrophe, liability and professional lines, partially offset by a decrease in marine and other lines. The increase in our motor and credit and surety lines was due to restructuring of large quota share treaties which affected the timing of premium recognition, together with impact of foreign exchange movements as the weakening of the U.S. dollar drove comparative premium increases in treaties denominated in foreign currencies. In addition, the increase in our motor lines was attributable to rate increases in U.K. non-proportional motor business following the reduction in the Ogden Rate during the first quarter of 2017 together with new business. The increase in our accident and health and catastrophe lines was due to new business. Increased line sizes on a number of treaties also contributed to the increase in catastrophe lines. The increase in liability and professional lines was largely due to timing differences. These increases were partially offset by a decrease in marine and other due to the non-renewal of a large treaty.

Ceded Premiums Written:

Ceded premiums written for the three months ended March 31, 2018 were $344 million or 19% of gross premiums written compared to $214 million or 16% of gross premiums written for the three months ended March 31, 2017, respectively. The increase in ceded premiums written for the three months ended March 31, 2018 included $31 million attributable to catastrophe and marine lines associated with the acquisition of Novae. In addition, ceded premiums written increased by $98 million, or 46% for the three months ended March 31, 2018 compared to the same period in 2017, attributable to our catastrophe, credit and surety, and accident and health, liability and professional lines primarily due to an increase in premiums ceded to our strategic capital partners in our catastrophe lines together with an increase in premiums ceded to new quota share retrocessional treaties which cover our credit and surety, accident and health, liability and professional lines.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended March 31,
	2018		2017		% Change

Catastrophe	$61,854	10%	$41,520	7%	49%
Property	78,456	13%	74,272	14%	6%
Professional Lines	56,190	10%	59,897	11%	(6%)
Credit and Surety	52,736	9%	56,049	10%	(6%)
Motor	103,533	18%	87,465	16%	18%
Liability	89,592	15%	80,833	15%	11%
Agriculture	38,559	7%	52,796	10%	(27%)
Engineering	17,705	3%	14,273	3%	24%
Marine and Other	6,457	1%	13,167	2%	(51%)
Accident and Health	78,558	13%	66,467	12%	18%
Discontinued Lines	3,703	1%	—	—%	nm
Total	$587,343	100%	$546,739	100%	7%

nm – not meaningful

Net premiums earned increased by $41 million or 7% for the three months ended March 31, 2018, compared to the same periods in 2017. The increase in net premiums earned included $13 million primarily attributable to marine and catastrophe lines associated with our acquisition of Novae. In addition, net premiums earned increased by $27 million, or 5% (4% on a constant currency basis) for the three months ended March 31, 2018 compared to the same period in 2017, driven by strong premium growth in our catastrophe, motor, and accident and health lines partially offset by an increase in ceded premiums earned in our catastrophe lines.

Other Insurance Related Income (Losses):

Other insurance related income was $6 million for the three months ended March 31, 2018, compared to other insurance related loss of $4 million for the same period in 2017. The increase of $10 million for the three months ended March 31, 2018 compared to the same period in 2017, reflected a decrease in realized losses and unfavorable mark-to-market adjustments related to our weather and commodities derivative business which we no longer write, partially offset by favorable mark-to-market adjustments related to other insurance and reinsurance contracts accounted for as derivatives and an increase in fees from strategic capital partners.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended March 31,
	2018	% Point Change	2017

Current accident year	63.2%	(6.8)	70.0%
Prior year reserve development	(5.3%)	(2.2)	(3.1%)
Loss ratio	57.9%	(9.0)	66.9%

Current Accident Year Loss Ratio:

The current accident year loss ratio decreased to 63.2% for the three months ended March 31, 2018 from 70.0% for the three months ended March 31, 2017, respectively.

The decrease in the current accident year loss ratios for the three months ended March 31, 2018 compared to the same period in 2017, was impacted by a lower level of catastrophe and weather-related losses. During the three months ended March 31, 2018, we incurred pre-tax catastrophe and weather-related losses of $7 million or 1.1 points attributable to Windstorm Friederike and U.S. weather-related events. Comparatively, during the three months ended March 31, 2017 we incurred pre-tax catastrophe and weather-related losses of $15 million, or 2.8 points.

After adjusting for the impact of the catastrophe and weather-related losses, our current accident year loss ratio for the three months ended March 31, 2018 was 62.1% compared to 67.2% for the three months ended March 31, 2017. The decrease in the current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses for the three months ended March 31, 2018 compared to the same period in 2017, was principally due to changes in business mix, a decrease in mid-size loss experience together with the impact of rate increases in U.K. non-proportional motor business following the reduction in the Ogden Rate during the first quarter of 2017.

Refer ‘Prior Year Reserve Development’ for further details.

Acquisition Cost Ratio:

The acquisition cost ratio decreased to 24.2% for the three months ended March 31, 2018 compared to 24.8% for the three months ended March 31, 2017 primarily attributable to changes in business mix..

General and Administrative Expense Ratio:

The general and administrative expense ratio decreased to 6.3% for the three months ended March 31, 2018 from 6.7% for the three months ended March 31, 2017 reflecting a decrease personnel costs, partially offset by general and administrative expenses associated with the acquisition of Novae.

OTHER EXPENSES (REVENUES), NET

The following table provides a breakdown of our other expenses (revenues), net:

	Three months ended March 31,
	2018	% Change	2017

Corporate expenses	$30,171	(24%)	$39,459
Foreign exchange losses	37,860	76%	21,465
Interest expense and financing costs	16,763	31%	12,791
Income tax benefit	(1,036)	nm	(9,337)
Total	$83,758	30%	$64,378

nm – not meaningful

Corporate Expenses

Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 2.6% for the three months ended March 31, 2018, compared to 4.2% for the same period in 2017.

The decrease in corporate expenses for the three months ended March 31, 2018 was primarily attributable to a decrease in personnel costs and executive transition costs, together with an increase in the allocation of corporate costs to our insurance and reinsurance segments, partially offset by an increase in information technology costs.

Foreign Exchange Losses (Gains)

Some of our business is written in currencies other than the U.S. dollar. Foreign exchange losses of $38 million for the three months ended March 31, 2018 were primarily attributable to the impact of the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities mainly denominated in pound sterling and euro.

The foreign exchange losses of $21 million for the three months ended March 31, 2017 were attributable to the reclass of a cumulative translation adjustment balance of $24 million related to AXIS Specialty Australia from accumulated other comprehensive income to foreign exchange losses as the wind-down of this operation was substantially complete as of March 31, 2017. This loss was partially offset by foreign exchange gains related to the strengthening of the pound sterling and the euro against the U.S. dollar which positively impacted the remeasurement of premium receivable balances.

Interest Expense and Financing Costs

Interest expense and financing costs are related to interest due on 5.875% Senior Notes issued in 2010, 2.65% Senior Notes and the 5.15% Senior Notes issued in 2014, and 4.0% Senior Notes issued in 2017, as well as Dekania Notes issued by Novae in 2004. Interest expenses and financing costs increased by $4 million for the three months ended March 31, 2018 compared to the same period in 2017, primarily attributable to costs associated with the 4.0% Senior Notes and Dekania Notes.

Income Tax Expense (Benefit)

Income tax expense (benefit) primarily results from income (loss) generated by our foreign operations in the U.S. and Europe. Our effective tax rate is calculated as income tax expense (benefit) divided by net income (loss) before tax including interest in income (loss) of equity method investments. This effective rate can vary between periods depending on the distribution of net income (loss) amongst tax jurisdictions, as well as other factors.

The tax benefit of $1 million recognized for the three months ended March 31, 2018 was primarily driven by the generation of pre-tax losses in our U.K. operations, largely offset by the generation of pre-tax income in our U.S. operations.

The tax benefit of $9 million recognized for the three months ended March 31, 2017 was primarily attributable to share based compensation excess tax benefits recognized in the income statement due to the adoption of Accounting Standards Update ("ASU") ASU 2016-09, "Compensation-Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting", as well as underwriting losses recognized in our U.S. and European operations.

NET INVESTMENT INCOME AND NET INVESTMENT GAINS (LOSSES)

Net Investment Income

The following table provides a breakdown of income earned from our cash and investment portfolio by major asset class:

	Three months ended March 31,
	2018	% Change	2017

Fixed maturities	$83,958	8%	$77,407
Other investments	13,704	(28%)	18,962
Equity securities	1,758	(49%)	3,478
Mortgage loans	3,125	26%	2,477
Cash and cash equivalents	4,153	34%	3,095
Short-term investments	875	100%	438
Gross investment income	107,573	2%	105,857
Investment expense	(6,574)	(9%)	(7,193)
Net investment income	$100,999	2%	$98,664

Pre-tax yield:(1)
Fixed maturities	2.7%		2.7%

nm - not meaningful

(1)	Pre-tax yield is annualized and calculated as net investment income divided by the average month-end amortized cost balances for the periods indicated.

Fixed Maturities

Net investment income attributable to fixed maturities for the three months ended March 31, 2018 was $84 million compared to net investment income of $77 million for the three months ended March 31, 2017, an increase of $7 million. The increase was due to our acquisitions of Novae and Aviabel.

Other Investments

The following table provides a breakdown of total net investment income from other investments:

	Three months ended March 31,
	2018	2017

Hedge, direct lending, private equity and real estate funds	$10,589	$16,946
Other privately held investments	1,499	987
CLO-Equities	1,616	1,029
Total net investment income from other investments	$13,704	$18,962

Pre-tax return on other investments(1)	1.7%	2.4%

(1)
The pre-tax return on other investments is non-annualized and calculated by dividing total net investment income from other investments by the average month-end fair value balances held for the periods indicated.

Net investment income attributable to other investments was $14 million for the three months ended March 31, 2018, compared to net investment income of $19 million for the three months ended March 31, 2017, a decrease of $5 million. The decrease was due to lower returns from hedge funds as a result of the weaker performance of global equity markets.

Net Investment Losses

The following table provides a breakdown of net investment losses:

	Three months ended March 31,
	2018	2017

On sale of investments:
Fixed maturities and short-term investments	$(11,907)	$(32,158)
Equity securities	16,281	15,594
	4,374	(16,564)
OTTI charges recognized in net income	(414)	(6,553)
Change in fair value of investment derivatives	2,023	(1,933)
Net unrealized gains (losses) on equity securities	(20,813)	—
Net investment losses	$(14,830)	$(25,050)

On Sale of Investments

Generally, sales of individual securities occur when there are changes in the relative value, credit quality or duration of a particular issue. We may also sell securities to re-balance our investment portfolio in order to change exposure to particular asset classes or sectors.

Net investment losses for the three months ended March 31, 2018 were $15 million compared to net investment losses of $25 million for the three months ended March 31, 2017, a decrease of $10 million. For the three months ended March 31, 2018, net investment losses were primarily due to the adoption of ASU 2016-01 which resulted in net unrealized investment losses on equity securities of $21 million being reported in net investment losses as opposed to other comprehensive income. For the three months ended March 31, 2017, the net investment losses were primarily due to foreign exchange losses on non-U.S. denominated securities, as a result of the strengthening of the U.S. dollar.

OTTI Charges

The OTTI charges for the three months ended March 31, 2018 were $0.4 million compared to $7 million for the three months ended March 31, 2017, a decrease of over $6 million. For the three months ended March 31, 2018, the OTTI charges were driven by impairments on corporate debt securities. For the three months ended March 31, 2017, the OTTI charges were driven by impairments on corporate debt securities and losses on non-U.S. denominated securities due of the decline in foreign exchange rates against the U.S. dollar.

Change in Fair Value of Investment Derivatives

From time to time, we economically hedge foreign exchange exposure of non-U.S. denominated securities by entering into foreign exchange forward contracts.

During 2017, we introduced the use of interest rate swaps to reduce duration risk of our fixed income portfolio.

For the three months ended March 31, 2018, we recorded losses of $1 million relating to foreign exchange contracts and gains of $3 million relating to interest rates swaps. For the three months ended March 31, 2017, we recorded losses of $2 million relating to foreign exchange contracts and gains of less than $1 million relating to interest rates swaps.

Total Return

The following table provides a breakdown of the total return on cash and investments for the period indicated:

	Three months ended March 31,
	2018	2017

Net investment income	$100,999	$98,664
Net investments losses	(14,830)	(25,050)
Change in net unrealized gains (losses)(1)	(107,265)	96,131
Interest in loss of equity method investments	—	(5,766)
Total	$(21,096)	$163,979

Average cash and investments(2)	$15,679,134	$14,632,701

Total return on average cash and investments, pre-tax:
Inclusive of investment related foreign exchange movements	(0.1%)	1.1%
Exclusive of investment related foreign exchange movements(3)	(0.4%)	1.0%

(1)	Change in net unrealized gains (losses) is calculated by taking net unrealized gains (losses) at period end less net unrealized gains (losses) at the prior period end.

(2)	The average cash and investments balance is calculated by taking the average of the month-end fair value balances held for the periods indicated.

(3)
Pre-tax return on cash and investments excluding foreign exchange movements is a non-GAAP financial measure as defined in SEC Regulation S-K. The reconciliation to pre-tax total return on cash and investments, the most comparable GAAP financial measure included foreign exchange gains of $40 million and $12 million for the three months ended March 31, 2018 and 2017, respectively.

CASH AND INVESTMENTS

The table below provides a breakdown of our cash and investments:

	March 31, 2018	December 31, 2017
	Fair Value	Fair Value

Fixed maturities	$11,801,396	$12,622,006
Equity securities	435,742	635,511
Mortgage loans	364,769	325,062
Other investments	1,009,587	1,009,373
Equity method investments	108,597	108,597
Short-term investments	56,246	83,661
Total investments	$13,776,337	$14,784,210

Cash and cash equivalents(1)	$1,644,580	$1,363,786

(1)	Includes restricted cash and cash equivalents of $417 million and $415 million at March 31, 2018 and at December 31, 2017, respectively.

Overview

The fair value of total investments decreased by $1 billion for the three months ended March 31, 2018, driven by the settlement of the RITC agreement of the 2015 and prior years of account of Syndicate 2007, funding of operating activities and the decline in market value of fixed maturities due to the rise in U.S. Treasury rates.

The following provides a further analysis on our investment portfolio by asset classes:

Fixed Maturities

The following provides a breakdown of our investment in fixed maturities:

	March 31, 2018		December 31, 2017
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$1,796,965	15%	$1,712,469	14%
Non-U.S. government	661,224	6%	806,299	6%
Corporate debt	4,640,431	39%	5,297,866	43%
Agency RMBS	1,914,845	16%	2,395,152	19%
CMBS	1,030,621	9%	777,728	6%
Non-Agency RMBS	41,397	1%	46,831	—%
ABS	1,566,698	13%	1,436,281	11%
Municipals(1)	149,215	1%	149,380	1%
Total	$11,801,396	100%	$12,622,006	100%

Credit ratings:
U.S. government and agency	$1,796,965	15%	$1,712,469	14%
AAA(2)	4,745,363	40%	4,990,848	39%
AA	879,762	7%	1,050,631	8%
A	1,761,064	15%	2,090,632	17%
BBB	1,634,628	14%	1,758,291	14%
Below BBB(3)	983,614	9%	1,019,135	8%
Total	$11,801,396	100%	$12,622,006	100%

(1)	Includes bonds issued by states, municipalities, and political subdivisions.

(2)	Includes U.S. government-sponsored agency Residential mortgage-backed securities ("RMBS") and Commercial mortgage-backed securities ("CMBS").

(3)	Non-investment grade and non-rated securities.

At March 31, 2018, fixed maturities had a weighted average credit rating of AA- (2017: AA-) and an average duration of 3.2 years (2017: 3.3 years), and a duration inclusive of interest rate swaps of 3.1 years (2017: 3.2 years). At March 31, 2018, inclusive of short-term investments and cash and cash equivalents, the average credit rating was AA- (2017: AA-) and duration inclusive of interest rate swaps was 2.8 years (2017: 2.9 years).

At March 31, 2018, net unrealized investment losses on fixed maturities were $97 million, compared to net unrealized investment gains of $11 million at December 31, 2017, a decrease of $108 million due to the rise in U.S. Treasury rates.

Equity Securities

At March 31, 2018, net unrealized investment gains on equity securities were $62 million, compared to $83 million at December 31, 2017, a decrease of $21 million driven by sales of equity securities.

Mortgage Loans

During the three months ended March 31, 2018, our investment in commercial mortgage loans increased by $40 million. The commercial mortgage loans are high quality and collateralized by a variety of commercial properties and are diversified both geographically throughout the U.S. and by property type to reduce the risk of concentration. At March 31, 2018, there were no credit losses associated with our commercial mortgage loans portfolio.

Other Investments

The composition of our other investments portfolio is summarized as follows:

	March 31, 2018		December 31, 2017

Hedge funds
Long/short equity funds	$25,489	3%	$38,470	4%
Multi-strategy funds	283,298	28%	286,164	28%
Event-driven funds	37,680	4%	39,177	4%
Total hedge funds	346,467	35%	363,811	36%

Direct lending funds	261,902	26%	250,681	25%
Private equity funds	65,811	7%	68,812	7%
Real estate funds	54,720	5%	50,009	5%
Total hedge, direct lending, private equity and real estate funds	728,900	73%	733,313	73%

Other privately held investments	48,787	5%	46,430	5%
CLO-Equities	28,556	2%	31,413	2%
Overseas deposits	203,344	20%	198,217	20%
Total other investments	$1,009,587	100%	$1,009,373	100%

During the three month period ended March 31, 2018, the fair value of total hedge funds decreased by $17 million driven by $20 million of net redemptions offset by $3 million of price appreciation. Certain of these funds may be subject to restrictions on redemptions which may limit our ability to liquidate these investments in the short term. See Note 3(c) to the Consolidated Financial Statements 'Investments' for further details on these restrictions and details on unfunded commitments relating to our other investment portfolio.

Overseas deposits include investments in private funds held by Syndicate 2007 where the underlying investments are primarily U.S. government, non-U.S. government and corporate debt securities. The funds do not trade on an exchange therefore are not included within the available for sale investments category.

Equity Method Investments

During 2016, we paid $108 million including direct transactions costs to acquire 19% of the common equity of Harrington Reinsurance Holdings Limited ("Harrington"), the parent company of Harrington Re Ltd. ("Harrington Re"), an independent reinsurance company jointly sponsored by AXIS Capital and The Blackstone Group L.P. ("Blackstone"). Harrington is not a variable interest entity. Given that we exercise significant influence over this investee we account for our ownership in Harrington under the equity method of accounting.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the ‘Liquidity and Capital Resources’ section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 for a general discussion of our liquidity and capital resources. The following table summarizes our consolidated capital at:

	March 31, 2018	December 31, 2017

Debt	$1,376,835	$1,376,529

Preferred shares	775,000	775,000
Common equity	4,489,395	4,566,264
Shareholders’ equity	5,264,395	5,341,264
Total capital	$6,641,230	$6,717,793

Ratio of debt to total capital	20.7%	20.5%

Ratio of debt and preferred equity to total capital	32.4%	32.0%

We finance our operations with a combination of debt and equity capital. Our debt to total capital and debt and preferred equity to total capital ratios provide an indication of our capital structure, along with some insight into our financial strength.

We believe that our financial flexibility remains strong.

Secured Letter of Credit Facility

On March 28, 2018, certain of AXIS Capital’s operating subsidiaries (the "Participating Subsidiaries") amended their existing $250 million secured letter of credit facility with Citibank Europe plc (the "$250 Million Facility") under their aggregate $750 million secured letter of credit facility with Citibank Europe plc (the "$750 Million Facility") to extend the expiration date to March 31, 2019.

The terms and conditions of the additional $500 million secured letter of credit facility under the $750 Million Facility remain unchanged. The $500 million secured letter of credit facility expires December 31, 2019.

Letters of credit issued under the $750 Million Facility will principally be used to support the reinsurance obligations of the Participating Subsidiaries. The Participating Subsidiaries are subject to certain covenants, including the requirement to maintain sufficient collateral to cover the obligations outstanding under the $750 Million Facility. In the event of default, Citibank may exercise certain remedies, including the exercise of control over pledged collateral and the termination of the availability of the $750 Million Facility to any or all of the Participating Subsidiaries.

Common Equity

During the three months ended March 31, 2018, our common equity decreased by $79 million. The following table reconciles our opening and closing common equity positions:

Three months ended March 31,	2018

Common equity - opening	$4,566,264
Treasury shares reissued	1,661
Share-based compensation expense	9,603
Change in unrealized appreciation on available for sale investments, net of tax	(111,406)
Foreign currency translation adjustment	1,270
Net income	73,202
Preferred share dividends	(10,656)
Common share dividends	(33,380)
Treasury shares repurchased	(7,163)
Common equity - closing	$4,489,395

During the three months ended March 31, 2018, we repurchased 0.1 million common shares for a total of $7 million in connection with the vesting of restricted stock awards granted under our 2007 Long-Term Equity Compensation Plan.

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

As disclosed in our 2017 Annual Report on Form 10-K, we believe that the material items requiring such subjective and complex estimates are our:

•	reserves for losses and loss expenses;

•	reinsurance recoverable balances;

•	premiums;

•	fair value measurements for our financial assets and liabilities; and

•	assessments of other-than-temporary impairments.

We believe that the critical accounting estimates discussion in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, continues to describe the significant estimates and judgments included in the preparation of our Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Item 1, Note 1 'Basis of Presentation and Significant Accounting Policies' to the Consolidated Financial Statements and Item 8, Note 2 'Significant Accounting Policies' to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017, for a discussion of recently issued accounting pronouncements.

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At March 31, 2018, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to this item since December 31, 2017, with the exception of the changes in exposure to foreign currency risk presented below.

Foreign Currency Risk
The table below provides a sensitivity analysis of our total net foreign currency exposures.

	AUD	NZD	CAD	EUR	GBP	JPY	Other	Total

At March 31, 2018
Net managed assets (liabilities), excluding derivatives	$(21,320)	$(3,847)	$(35,289)	$156,039	$59,505	$2,079	$138,642	$295,809
Foreign currency derivatives, net	(62,260)	7,236	(136,357)	238,506	(63,860)	(5,931)	3,795	(18,871)
Net managed foreign currency exposure	(83,580)	3,389	(171,646)	394,545	(4,355)	(3,852)	142,437	276,938
Other net foreign currency exposure	1	—	6	85	75	—	85,813	85,980
Total net foreign currency exposure	$(83,579)	$3,389	$(171,640)	$394,630	$(4,280)	$(3,852)	$228,250	$362,918
Net foreign currency exposure as a percentage of total shareholders’ equity	(1.6%)	0.1%	(3.3%)	7.5%	(0.1%)	(0.1%)	4.3%	6.9%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$(8,358)	$339	$(17,164)	$39,463	$(428)	$(385)	$22,825	$36,292

(1)	Assumes 10% change in underlying currencies relative to the U.S. dollar.

Total Net Foreign Currency Exposure

At March 31, 2018, our total net foreign currency exposure was $363 million net long, driven by increases in our exposures to the euro and other non-core currencies primarily due to new business written during the three months ended March 31, 2018 associated with the January 2018 renewal season.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) at March 31, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2018, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2018. Based upon that evaluation, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

There were no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information regarding the number of shares we repurchased during the three months ended March 31, 2018:

ISSUER PURCHASES OF EQUITY SECURITIES

Common Shares

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Repurchased Under the Announced Plans or Programs(b)

January 1-31, 2018	22	$49.27	—	—
February 1-28, 2018	1	$50.04	—	—
March 1-31, 2018	126	$47.87	—	—
Total	149		—	—

(a)	Shares are repurchased from employees to satisfy withholding tax liabilities upon the vesting of restricted stock units.

(b)
On July 5, 2017, following the offer to acquire Novae Group plc ("Novae"), the Company suspended its open market share repurchase program. On October 2, 2017, AXIS Capital acquired the shares of Novae. On December 31, 2017, authorization under the Board-authorized share repurchase plan for common share repurchases through 2017 expired. A common share repurchase plan has not been authorized for 2018.

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

As and when allowed by the applicable law and regulations, certain of our non-U.S. subsidiaries provide treaty reinsurance coverage to non-U.S. insurers on a worldwide basis, including insurers of liability, marine, aviation and energy risks, and as a result, these underlying reinsurance portfolios may have some exposure to Iran. In addition, we underwrite insurance and facultative reinsurance on a global basis to non-U.S. insureds and insurers, including for liability, marine, aviation and energy risks. Coverage provided to non-Iranian business may indirectly cover an exposure in Iran. For example, certain of our operations underwrite global marine hull and cargo policies that provide coverage for vessels navigating into and out of ports worldwide, including Iran. For the quarter ended March 31, 2018, there has been no material amount of premium allocated or apportioned to activities relating to Iran. As we believe these activities are permitted under applicable laws and regulations, we intend for our non-U.S. subsidiaries to continue to provide such coverage to the extent permitted by applicable law.

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

†*10.1	Separation Agreement by and between Chris DiSipio and AXIS Specialty U.S. Services, Inc. dated March 14, 2018.
*10.2	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K filed on February 28, 2018).
†*10.3	Form of Employee Restricted Stock Unit Award Agreement (Performance Vesting).
*10.4	2018 Directors Annual Compensation Program (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K filed on February 28, 2018).
10.5
Amendment dated March 28, 2018 to Committed Facility Letter dated March 27, 2017, by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Reinsurance Company, AXIS Surplus Insurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 3, 2018).

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
†101
The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017; (iv) Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Exhibits 10.1 through 10.4 represent a management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.

†	Filed herewith.

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
Dated: May 9, 2018

AXIS CAPITAL HOLDINGS LIMITED
By:	/S/ ALBERT BENCHIMOL
Albert Benchimol
President and Chief Executive Officer
(Principal Executive Officer)

/S/ PETER VOGT
Peter Vogt
Chief Financial Officer
(Principal Financial Officer)