Form 10-Q
period 2018-06-30
AXIS CAPITAL HOLDINGS LTD
filed 2018-08-08
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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
At July 30, 2018, there were 83,557,888 Common Shares, $0.0125 par value per share, of the registrant outstanding.

AXIS CAPITAL HOLDINGS LIMITED

PART I	FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the United States securities laws. In some cases, these statements can be identified by the use of forward-looking words such as "may”, "should”, "could", "anticipate", "estimate", "expect", "plan", "believe", "predict", "potential" and "intend" or similar expressions. Our expectations are not guarantees and are based on currently available competitive, financial and economic data along with our operating plans. Forward-looking statements contained in this report may include, but are not limited to, information regarding our estimates of losses related to catastrophes and other large losses, measurements of potential losses in the fair value of our investment portfolio and derivative contracts, performance of our business, our financial results, our liquidity and capital resources and the outcome of our strategic initiatives, our expectations regarding estimated synergies and the success of the integration of acquired entities, our expectations regarding the estimated benefits and synergies relating to the Company's transformation program, our expectations regarding pricing and other market conditions, our growth prospects, and valuations of the potential impact of movements in interest rates, equity securities prices, credit spreads and foreign currency rates. Forward-looking statements only reflect our expectations and are not guarantees of performance.
These statements involve risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to the following:

•	the cyclical nature of the re(insurance) business leading to periods with excess underwriting capacity and unfavorable premium rates,

•	the occurrence and magnitude of natural and man-made disasters,

•	losses from war, terrorism and political unrest or other unanticipated losses,

•	actual claims exceeding our loss reserves,

•	general economic, capital and credit market conditions,

•	the failure of any of the loss limitation methods we employ,

•	the effects of emerging claims, coverage and regulatory issues, including uncertainty related to coverage definitions, limits, terms and conditions,

•	our inability to purchase reinsurance or collect amounts due to us,

•	the breach by third parties in our program business of their obligations to us,

•	difficulties with technology and/or data security,

•	the failure of our policyholders and intermediaries to pay premiums,

•	the failure of our cedants to adequately evaluate risks,

•	inability to obtain additional capital on favorable terms, or at all,

•	the loss of one or more key executives,

•	a decline in our ratings with rating agencies,

•	loss of business provided to us by our major brokers and credit risk due to our reliance on brokers,

•	changes in accounting policies or practices,

•	the use of industry catastrophe models and changes to these models,

•	changes in governmental regulations and potential government intervention in our industry,

•	failure to comply with certain laws and regulations relating to sanctions and foreign corrupt practices,

•	increased competition,

•	changes in the political environment of certain countries in which we operate or underwrite business including the United Kingdom's expected withdrawal from the European Union,

•	fluctuations in interest rates, credit spreads, equity securities prices and/or currency values,

•	the failure to successfully integrate acquired businesses or realize the expected synergies resulting from such acquisitions,

•	the failure to realize the expected benefits or synergies relating to the Company's transformation initiative and the integration of Novae Group plc,

•	changes in tax laws, and

•
the other factors including but not limited to those set forth under Item 1A, 'Risk Factors' and Item 7, 'Management’s Discussion and Analysis of Financial Condition and Results of Operations' included in our Annual Report on Form 10-K for the year ended December 31, 2017 as those factors may be updated from time to time in our periodic and other filings with the SEC, which are accessible on the SEC's website at www.sec.gov.

We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Website and Social Media Disclosure

We use our website (www.axiscapital.com) and our corporate Twitter (@AXIS_Capital) and LinkedIn (AXIS Capital) accounts as channels of distribution of Company information. The information we post through these channels may be deemed material.  Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about AXIS when you enroll your e-mail address by visiting the “E-mail Alerts” in the Investor Information section of our website (www.axiscapital.com). The contents of our website and social media channels are not, however, a part of this Quarterly Report on Form 10-Q.

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017

	2018	2017
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2018: $11,911,889; 2017: $12,611,219)	$11,739,305	$12,622,006
Equity securities, at fair value (Cost 2018: $366,415; 2017: $552,867)	417,212	635,511
Mortgage loans, held for investment, at amortized cost and fair value	344,721	325,062
Other investments, at fair value	916,191	1,009,373
Equity method investments	110,488	108,597
Short-term investments, at amortized cost and fair value	168,944	83,661
Total investments	13,696,861	14,784,210
Cash and cash equivalents	1,089,407	948,626
Restricted cash and cash equivalents	437,286	415,160
Accrued interest receivable	79,109	81,223
Insurance and reinsurance premium balances receivable	3,810,316	3,012,419
Reinsurance recoverable on unpaid and paid losses	3,289,236	3,338,840
Deferred acquisition costs	708,679	474,061
Prepaid reinsurance premiums	1,157,228	809,274
Receivable for investments sold	16,430	11,621
Goodwill	102,003	102,003
Intangible assets	250,541	257,987
Value of business acquired	97,529	206,838
Other assets	283,861	317,915
Total assets	$25,018,486	$24,760,177

Liabilities
Reserve for losses and loss expenses	$11,952,734	$12,997,553
Unearned premiums	4,594,150	3,641,399
Insurance and reinsurance balances payable	1,282,585	899,064
Senior notes and notes payable	1,377,206	1,376,529
Payable for investments purchased	186,180	100,589
Other liabilities	372,626	403,779
Total liabilities	19,765,481	19,418,913

Shareholders’ equity
Preferred shares	775,000	775,000
Common shares (shares issued 2018: 176,580; 2017: 176,580 shares outstanding 2018: 83,556; 2017: 83,161)	2,206	2,206
Additional paid-in capital	2,295,633	2,299,166
Accumulated other comprehensive income (loss)	(163,168)	92,382
Retained earnings	6,135,625	5,979,666
Treasury shares, at cost (2018: 93,024; 2017: 93,419 shares)	(3,792,291)	(3,807,156)
Total shareholders’ equity	5,253,005	5,341,264

Total liabilities and shareholders’ equity	$25,018,486	$24,760,177

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

	Three months ended		Six months ended
	2018	2017	2018	2017
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$1,185,548	$981,431	$2,352,950	$1,920,133
Net investment income	109,960	106,063	210,961	204,728
Other insurance related income (losses)	3,730	2,560	10,335	(1,222)
Bargain purchase gain	—	15,044	—	15,044
Net investment losses:
Other-than-temporary impairment ("OTTI") losses	(1,674)	(1,528)	(2,088)	(8,082)
Other realized and unrealized investment losses	(43,419)	(2,864)	(57,835)	(21,361)
Total net investment losses	(45,093)	(4,392)	(59,923)	(29,443)
Total revenues	1,254,145	1,100,706	2,514,323	2,109,240

Expenses
Net losses and loss expenses	706,641	605,332	1,367,986	1,212,273
Acquisition costs	231,952	204,361	461,212	394,153
General and administrative expenses	165,213	147,816	335,049	309,075
Foreign exchange losses (gains)	(44,099)	36,118	(6,239)	57,583
Interest expense and financing costs	17,098	12,751	33,861	25,543
Reorganization expenses	18,772	—	31,825	—
Amortization of value of business acquired	53,407	—	110,517	—
Amortization of intangible assets	4,029	—	6,811	—
Total expenses	1,153,013	1,006,378	2,341,022	1,998,627

Income before income taxes and interest in income (loss) of equity method investments	101,132	94,328	173,301	110,613
Income tax (expense) benefit	(996)	3,333	40	12,670
Interest in income (loss) of equity method investments	3,378	(1,975)	3,378	(7,741)
Net income	103,514	95,686	176,719	115,542
Preferred share dividends	10,656	10,656	21,313	25,497
Net income available to common shareholders	$92,858	$85,030	$155,406	$90,045

Per share data
Net income per common share:
Basic net income	$1.11	$1.01	$1.86	$1.06
Diluted net income	$1.11	$1.01	$1.85	$1.05
Weighted average number of common shares outstanding - basic	83,539	84,141	83,431	85,076
Weighted average number of common shares outstanding - diluted	83,984	84,511	83,853	85,647
Cash dividends declared per common share	$0.39	$0.38	$0.78	$0.76

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

	Three months ended		Six months ended
	2018	2017	2018	2017
	(in thousands)
Net income	$103,514	$95,686	$176,719	$115,542
Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized investment gains (losses) arising during the period	(105,280)	76,243	(217,434)	143,953
Adjustment for reclassification of net realized investment gains (losses) and OTTI losses recognized in net income	36,456	(1,503)	37,240	23,458
Unrealized investment gains (losses) arising during the period, net of reclassification adjustment	(68,824)	74,740	(180,194)	167,411
Foreign currency translation adjustment	(9,129)	8,867	(7,858)	38,736
Total other comprehensive income (loss), net of tax	(77,953)	83,607	(188,052)	206,147
Comprehensive income (loss)	$25,561	$179,293	$(11,333)	$321,689

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

	2018	2017
	(in thousands)
Preferred shares
Balance at beginning of period	$775,000	$1,126,074
Shares repurchased	—	(351,074)
Balance at end of period	$775,000	$775,000

Common shares (par value)
Balance at beginning and end of period	2,206	2,206

Additional paid-in capital
Balance at beginning of period	2,299,166	2,299,857
Treasury shares reissued	(21,879)	(38,840)
Share-based compensation expense	18,346	22,506
Balance at end of period	2,295,633	2,283,523

Accumulated other comprehensive income (loss)
Balance at beginning of period	92,382	(121,841)
Unrealized gains (losses) on available for sale investments, net of tax:
Balance at beginning of period	89,962	(82,323)
Cumulative effect of adoption of ASU No. 2018-02	2,106	—
Cumulative effect of adoption of ASU No. 2016-01, net of taxes	(69,604)	—
Unrealized gains (losses) arising during the period	(180,194)	167,411
Balance at end of period	(157,730)	85,088
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	2,420	(39,518)
Foreign currency translation adjustment	(7,858)	38,736
Balance at end of period	(5,438)	(782)
Balance at end of period	(163,168)	84,306

Retained earnings
Balance at beginning of period	5,979,666	6,527,627
Cumulative effect of adoption of ASU No. 2018-02	(2,106)	—
Cumulative effect of adoption of ASU No. 2016-01, net of taxes	69,604	—
Net income	176,719	115,542
Preferred share dividends	(21,313)	(25,497)
Common share dividends	(66,945)	(65,871)
Balance at end of period	6,135,625	6,551,801

Treasury shares, at cost
Balance at beginning of period	(3,807,156)	(3,561,553)
Shares repurchased	(8,676)	(282,313)
Shares reissued	23,541	39,725
Balance at end of period	(3,792,291)	(3,804,141)

Total shareholders’ equity	$5,253,005	$5,892,695

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

	2018	2017
	(in thousands)
Cash flows from operating activities:
Net income	$176,719	$115,542
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment losses	54,002	29,443
Net realized and unrealized gains on other investments	(26,876)	(40,226)
Amortization of fixed maturities	15,642	20,740
Interest in income (loss) of equity method investments	(1,891)	7,741
Amortization of value of business acquired	110,517	—
Other amortization and depreciation	22,680	12,638
Share-based compensation expense, net of cash payments	11,707	(10,846)
Non-cash foreign exchange losses	—	24,149
Bargain purchase gain	—	(15,044)
Changes in:
Accrued interest receivable	(1,839)	4,208
Reinsurance recoverable balances	(283,733)	242,437
Deferred acquisition costs	(240,320)	(151,633)
Prepaid reinsurance premiums	(361,482)	(180,107)
Reserve for loss and loss expenses	118,803	8,015
Unearned premiums	991,992	724,407
Insurance and reinsurance balances, net	(654,090)	(540,557)
Other items	25,718	(102,014)
Net cash provided by (used in) operating activities	(42,451)	148,893

Cash flows from investing activities:
Purchases of:
Fixed maturities	(4,910,021)	(4,766,037)
Equity securities	(49,498)	(101,289)
Mortgage loans	(60,195)	(10,207)
Other investments	(57,477)	(107,020)
Equity method investments	—	(1,000)
Short-term investments	(239,313)	(9,029)
Proceeds from the sale of:
Fixed maturities	4,452,631	3,955,065
Equity securities	219,916	127,182
Other investments	91,946	177,238
Short-term investments	101,510	13,539
Proceeds from redemption of fixed maturities	706,487	1,043,002
Proceeds from redemption of short-term investments	30,572	116,111
Proceeds from the repayment of mortgage loans	40,741	10,467
Purchase of other assets	(13,043)	(12,205)
Purchase of subsidiary, net	—	(78,872)
Net cash provided by investing activities	314,256	356,945

Cash flows from financing activities:
Repurchase of common shares - open market	—	(262,592)
Taxes paid on withholding shares	(8,676)	(24,370)
Dividends paid - common shares	(68,172)	(71,189)
Repurchase of preferred shares	—	(351,074)
Dividends paid - preferred shares	(21,313)	(31,532)
Net cash used in financing activities	(98,161)	(740,757)

Effect of exchange rate changes on foreign currency cash, cash equivalents, and restricted cash	(10,737)	8,682
Increase (decrease) in cash, cash equivalents, and restricted cash	162,907	(226,237)
Cash, cash equivalents, and restricted cash - beginning of period	1,363,786	1,241,507
Cash, cash equivalents, and restricted cash - end of period	$1,526,693	$1,015,270

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

Supplemental disclosures of cash flow information:
Income taxes paid	$7,350	$4,104
Interest paid	$32,550	$24,438

Supplemental disclosures of cash flow information: Consideration related to an agreement for the Reinsurance to Close ("RITC") of the 2015 and prior years of account of Syndicate 2007 of $819 million was paid in the period of which $600 million was settled by way of a transfer of securities and was treated as a non cash activity in the Consolidated Statement of Cash Flows. Also refer to Note 6 'Reserve for Losses and Loss Expenses'.

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited Consolidated Financial Statements (the "financial statements") have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the U.S. Securities and Exchange Commission's ("SEC") instructions to Form 10-Q and Article 10 of Regulation S-X and include AXIS Capital Holdings Limited ("AXIS Capital") and its subsidiaries (the "Company"). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and related notes included in AXIS Capital's Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC.

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

Significant Accounting Policies

There was one notable change to the Company's significant accounting policies subsequent to its Annual Report on Form 10-K for the year ended December 31, 2017.

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

The Company generated fee income of $18 million for the six months ended June 30, 2018 which is within the scope of this ASU. These fees represents service fees and reimbursement of expenses earned by the Company's reinsurance segment related to services provided to its strategic capital partners. These fees are recognized when the related services have been performed and are reported in other insurance related income (losses) in the Consolidated Statements of Operations. Given that the timing and measurement of revenue associated with impacted contracts did not change, the adoption of this guidance did not have a material impact on the Company's results of operations, financial condition and liquidity.

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

Insurance
The Company's insurance segment offers specialty insurance products to a variety of niche markets on a worldwide basis. The product lines in this segment are property, marine, terrorism, aviation, credit and political risk, professional lines, liability, accident and health, together with discontinued lines, which represents lines of business that Novae Group plc ("Novae") exited or placed into run-off in the three month periods ended December 31, 2016 and March 31, 2017.

Reinsurance
The Company's reinsurance segment provides non-life treaty reinsurance to insurance companies on a worldwide basis. The product lines in this segment are catastrophe, property, professional lines, credit and surety, motor, liability, agriculture, engineering, marine and other, accident and health, together with discontinued lines, which represents lines of business that Novae exited or placed into run-off in the three month periods ended December 31, 2016 and March 31, 2017. The reinsurance segment also wrote derivative based risk management products designed to address weather and commodity price risks until July 1, 2017.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	SEGMENT INFORMATION (CONTINUED)

The following tables present the underwriting results of the Company's reportable segments, as well as the carrying values of allocated goodwill and intangible assets:

	2018			2017
Three months ended and at June 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$1,026,644	$624,181	$1,650,825	$764,202	$598,125	$1,362,327
Net premiums written	598,179	402,276	1,000,455	496,109	459,908	956,017
Net premiums earned	577,271	608,277	1,185,548	417,541	563,890	981,431
Other insurance related income (losses)	1,214	2,516	3,730	508	2,052	2,560
Net losses and loss expenses	(328,773)	(377,868)	(706,641)	(275,465)	(329,867)	(605,332)
Acquisition costs	(90,864)	(141,088)	(231,952)	(62,390)	(141,971)	(204,361)
General and administrative expenses	(102,369)	(32,590)	(134,959)	(83,126)	(34,160)	(117,286)
Underwriting income (loss)	$56,479	$59,247	115,726	$(2,932)	$59,944	57,012

Corporate expenses			(30,254)			(30,530)
Net investment income			109,960			106,063
Net investment losses			(45,093)			(4,392)
Foreign exchange (losses) gains			44,099			(36,118)
Interest expense and financing costs			(17,098)			(12,751)
Bargain purchase gain			—			15,044
Reorganization expenses			(18,772)			—
Amortization of value of business acquired			(53,407)			—
Amortization of intangible assets			(4,029)			—
Income before income taxes and interest in income (loss) of equity method investments			$101,132			$94,328

Net loss and loss expense ratio	57.0%	62.1%	59.6%	66.0%	58.5%	61.7%
Acquisition cost ratio	15.7%	23.2%	19.6%	14.9%	25.2%	20.8%
General and administrative expense ratio	17.7%	5.4%	13.9%	19.9%	6.1%	15.1%
Combined ratio	90.4%	90.7%	93.1%	100.8%	89.7%	97.6%

Goodwill and intangible assets	$450,073	$—	$450,073	$86,220	$—	$86,220

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	SEGMENT INFORMATION (CONTINUED)

	2018			2017
Six months ended and at June 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$1,907,492	$2,406,128	$4,313,620	$1,309,464	$1,964,735	$3,274,199
Net premiums written	1,146,071	1,840,255	2,986,326	852,945	1,612,031	2,464,976
Net premiums earned	1,157,330	1,195,620	2,352,950	809,504	1,110,629	1,920,133
Other insurance related income (losses)	1,833	8,502	10,335	551	(1,773)	(1,222)
Net losses and loss expenses	(650,312)	(717,674)	(1,367,986)	(516,549)	(695,724)	(1,212,273)
Acquisition costs	(178,193)	(283,019)	(461,212)	(116,394)	(277,759)	(394,153)
General and administrative expenses	(204,738)	(69,886)	(274,624)	(168,381)	(70,705)	(239,086)
Underwriting income	$125,920	$133,543	259,463	$8,731	$64,668	73,399

Corporate expenses			(60,425)			(69,989)
Net investment income			210,961			204,728
Net realized investment losses			(59,923)			(29,443)
Foreign exchange (losses) gains			6,239			(57,583)
Interest expense and financing costs			(33,861)			(25,543)
Bargain purchase gain			—			15,044
Reorganization expenses			(31,825)			—
Amortization of value of business acquired			(110,517)			—
Amortization of intangible assets			(6,811)			—
Income before income taxes and interest in income (loss) of equity method investments			$173,301			$110,613

Net loss and loss expense ratio	56.2%	60.0%	58.1%	63.8%	62.6%	63.1%
Acquisition cost ratio	15.4%	23.7%	19.6%	14.4%	25.0%	20.5%
General and administrative expense ratio	17.7%	5.8%	14.3%	20.8%	6.4%	16.2%
Combined ratio	89.3%	89.5%	92.0%	99.0%	94.0%	99.8%

Goodwill and intangible assets	$450,073	$—	$450,073	$86,220	$—	$86,220

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS

a)     Fixed Maturities and Equity securities

Fixed maturities

The amortized cost and fair values of the Company's fixed maturities classified as available for sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit OTTI in AOCI(5)

At June 30, 2018
Fixed maturities
U.S. government and agency	$1,692,025	$556	$(23,160)	$1,669,421	$—
Non-U.S. government	596,802	4,475	(16,114)	585,163	—
Corporate debt	4,945,251	18,686	(92,965)	4,870,972	—
Agency RMBS(1)	1,738,740	3,903	(42,915)	1,699,728	—
CMBS(2)	1,142,204	1,086	(21,323)	1,121,967	—
Non-Agency RMBS	38,572	1,574	(842)	39,304	(884)
ABS(3)	1,617,950	2,509	(6,425)	1,614,034	—
Municipals(4)	140,345	706	(2,335)	138,716	—
Total fixed maturities	$11,911,889	$33,495	$(206,079)	$11,739,305	$(884)

At December 31, 2017
Fixed maturities
U.S. government and agency	$1,727,643	$1,735	$(16,909)	$1,712,469	$—
Non-U.S. government	798,582	17,240	(9,523)	806,299	—
Corporate debt	5,265,795	61,922	(29,851)	5,297,866	—
Agency RMBS(1)	2,414,720	8,132	(27,700)	2,395,152	—
CMBS(2)	776,715	4,138	(3,125)	777,728	—
Non-Agency RMBS	45,713	1,917	(799)	46,831	(853)
ABS(3)	1,432,884	5,391	(1,994)	1,436,281	—
Municipals(4)	149,167	1,185	(972)	149,380	—
Total fixed maturities	$12,611,219	$101,660	$(90,873)	$12,622,006	$(853)

(1)	Residential mortgage-backed securities ("RMBS") originated by U.S. government-sponsored agencies.

(2)	Commercial mortgage-backed securities ("CMBS").

(3)
Asset-backed securities (ABS) include debt tranched securities collateralized primarily by auto loans, student loans, credit card receivables, collateralized debt obligations ("CDOs") and collateralized loan obligations ("CLOs").

(4)	Municipals include bonds issued by states, municipalities and political subdivisions.

(5)
Represents the non-credit component of the other-than-temporary impairment ("OTTI") losses, adjusted for subsequent sales, maturities and redemptions. It does not include the change in fair value subsequent to the impairment measurement date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

Equity Securities

The cost and fair values of the Company's equity securities were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At June 30, 2018
Equity securities
Common stocks	$13,302	$1,239	$(1,114)	$13,427
Exchange-traded funds	211,940	53,318	(1,413)	263,845
Bond mutual funds	141,173	3	(1,236)	139,940
Total equity securities	$366,415	$54,560	$(3,763)	$417,212

At December 31, 2017
Equity securities
Common stocks	$22,836	$3,412	$(590)	$25,658
Exchange-traded funds	356,252	71,675	(294)	427,633
Bond mutual funds	173,779	9,440	(999)	182,220
Total equity securities	$552,867	$84,527	$(1,883)	$635,511

In the normal course of investing activities, the Company actively manages allocations to non-controlling tranches of structured securities (variable interests) issued by Variable Interest Entities ("VIEs"). These structured securities include RMBS, CMBS and ABS. The Company also invests in limited partnerships (hedge funds, direct lending funds, private equity funds and real estate funds) and CLO equity tranched securities, which are all variable interests issued by VIEs (see Note 3(c) 'Other Investments'). The Company does not have the power to direct the activities that are most significant to the economic performance of the VIEs therefore the Company is not the primary beneficiary of any of these VIEs. The maximum exposure to loss on these interests is limited to the amount of investment made by the Company. The Company has not provided financial or other support with respect to these structured securities other than the original investment.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

Contractual Maturities

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The contractual maturities of fixed maturities are shown below:

	Amortized Cost	Fair Value	% of Total Fair Value

At June 30, 2018
Maturity
Due in one year or less	$470,471	$463,126	4.0%
Due after one year through five years	4,881,214	4,828,882	41.1%
Due after five years through ten years	1,818,888	1,769,098	15.1%
Due after ten years	203,850	203,166	1.7%
	7,374,423	7,264,272	61.9%
Agency RMBS	1,738,740	1,699,728	14.5%
CMBS	1,142,204	1,121,967	9.6%
Non-Agency RMBS	38,572	39,304	0.3%
ABS	1,617,950	1,614,034	13.7%
Total	$11,911,889	$11,739,305	100.0%

At December 31, 2017
Maturity
Due in one year or less	$486,659	$484,663	3.8%
Due after one year through five years	4,906,207	4,912,189	38.9%
Due after five years through ten years	2,338,964	2,350,433	18.6%
Due after ten years	209,357	218,729	1.7%
	7,941,187	7,966,014	63.0%
Agency RMBS	2,414,720	2,395,152	19.0%
CMBS	776,715	777,728	6.2%
Non-Agency RMBS	45,713	46,831	0.4%
ABS	1,432,884	1,436,281	11.4%
Total	$12,611,219	$12,622,006	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

 Gross Unrealized Losses

The following table summarizes fixed maturities and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

At June 30, 2018(1)
Fixed maturities
U.S. government and agency	$125,039	$(6,565)	$1,378,293	$(16,595)	$1,503,332	$(23,160)
Non-U.S. government	63,216	(7,352)	326,670	(8,762)	389,886	(16,114)
Corporate debt	325,074	(17,362)	3,513,735	(75,603)	3,838,809	(92,965)
Agency RMBS	527,560	(23,601)	836,763	(19,314)	1,364,323	(42,915)
CMBS	29,405	(1,556)	925,264	(19,767)	954,669	(21,323)
Non-Agency RMBS	7,455	(763)	4,320	(79)	11,775	(842)
ABS	27,316	(413)	853,002	(6,012)	880,318	(6,425)
Municipals	11,037	(414)	97,649	(1,921)	108,686	(2,335)
Total fixed maturities	$1,116,102	$(58,026)	$7,935,696	$(148,053)	$9,051,798	$(206,079)

At December 31, 2017
Fixed maturities
U.S. government and agency	$194,916	$(5,963)	$1,389,792	$(10,946)	$1,584,708	$(16,909)
Non-U.S. government	62,878	(6,806)	204,110	(2,717)	266,988	(9,523)
Corporate debt	407,300	(11,800)	2,041,845	(18,051)	2,449,145	(29,851)
Agency RMBS	759,255	(17,453)	1,172,313	(10,247)	1,931,568	(27,700)
CMBS	31,607	(703)	348,943	(2,422)	380,550	(3,125)
Non-Agency RMBS	8,029	(788)	4,197	(11)	12,226	(799)
ABS	57,298	(570)	392,170	(1,424)	449,468	(1,994)
Municipals	11,230	(269)	65,632	(703)	76,862	(972)
Total fixed maturities	$1,532,513	$(44,352)	$5,619,002	$(46,521)	$7,151,515	$(90,873)
Equity securities
Common stocks	$—	$—	$3,202	$(590)	$3,202	$(590)
Exchange-traded funds	—	—	12,323	(294)	12,323	(294)
Bond mutual funds	—	—	12,184	(999)	12,184	(999)
Total equity securities	$—	$—	$27,709	$(1,883)	$27,709	$(1,883)

(1)
Effective January 1, 2018, the Company adopted ASU No. 2016-01 which requires equity securities to be measured at fair value with changes in fair value recognized in net income therefore equity securities at fair value are excluded from the table above at June 30, 2018.

Fixed Maturities

At June 30, 2018, 3,364 fixed maturities (2017: 2,424) were in an unrealized loss position of $206 million (2017: $91 million), of which $17 million (2017: $7 million) was related to securities below investment grade or not rated.

At June 30, 2018, 563 fixed maturities (2017: 627) had been in a continuous unrealized loss position for twelve months or greater and had a fair value of $1,116 million (2017: $1,533 million). Following a credit impairment review, it was concluded that these securities as well as the remaining securities in an unrealized loss position were temporarily impaired at June 30, 2018, and were expected to recover in value as the securities approach maturity. At June 30, 2018, the Company did not intend to sell the securities in an

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

unrealized loss position and it is more likely than not that the Company will not be required to sell these securities before the anticipated recovery of their amortized costs.

b) Mortgage Loans

The following table provides a breakdown of the Company's mortgage loans held-for-investment:

	June 30, 2018		December 31, 2017
	Carrying Value	% of Total	Carrying Value	% of Total

Mortgage Loans held-for-investment:
Commercial	$344,721	100%	$325,062	100%
Total Mortgage Loans held-for-investment	$344,721	100%	$325,062	100%

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

The Company has a high quality mortgage loan portfolio with weighted average debt service coverage ratios in excess of 2.8x and weighted average loan-to-value ratios of less than 60%. At June 30, 2018 there are no credit losses associated with the commercial mortgage loans held by the Company.

At June 30, 2018, there are no past due amounts.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

c) Other Investments

The following tables provide a breakdown of the Company's other investments, together with additional information relating to the liquidity of each category:

	Fair Value		Redemption Frequency (if currently eligible)	Redemption Notice Period

At June 30, 2018
Long/short equity funds	$26,693	3%	Annually	60 days
Multi-strategy funds	276,914	30%	Quarterly, Semi-annually	60-95 days
Event-driven funds	40,107	4%	Annually	45 days
Direct lending funds	259,976	28%	n/a	n/a
Private equity funds	65,513	7%	n/a	n/a
Real estate funds	56,855	6%	n/a	n/a
CLO-Equities	26,153	4%	n/a	n/a
Other privately held investments	47,613	5%	n/a	n/a
Overseas deposits	116,367	13%	n/a	n/a
Total other investments	$916,191	100%

At December 31, 2017
Long/short equity funds	$38,470	4%	Annually	60 days
Multi-strategy funds	286,164	28%	Quarterly, Semi-annually	60-95 days
Event-driven funds	39,177	4%	Annually	45 days
Direct lending funds	250,681	25%	n/a	n/a
Private equity funds	68,812	7%	n/a	n/a
Real estate funds	50,009	5%	n/a	n/a
CLO-Equities	31,413	2%	n/a	n/a
Other privately held investments	46,430	5%	n/a	n/a
Overseas deposits	198,217	20%	n/a	n/a
Total other investments	$1,009,373	100%

n/a - not applicable

The investment strategies for the above funds are as follows:

•	Long/short equity funds: Seek to achieve attractive returns primarily by executing an equity trading strategy involving both long and short investments in publicly-traded equity securities.

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

Two common redemption restrictions which may impact the Company's ability to redeem hedge funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund's net assets which may otherwise hinder the general partner or investment manager's ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During the six months ended June 30, 2018 and 2017, neither of these restrictions impacted the Company's redemption requests. At June 30, 2018, $40 million (2017: $38 million), representing 11% (2017: 11%) of total hedge funds, relate to a holding where the Company is still within the lockup period. The expiration of these lockup periods range from March 2019 to May 2020.

At June 30, 2018, the Company had $235 million (2017: $137 million) of unfunded commitments as a limited partner in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from five to ten years and the General Partners of certain funds have the option to extend the term by up to three years.
At June 30, 2018, the Company had $54 million (2017: $16 million) of unfunded commitments as a limited partner in multi-strategy hedge funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until after the completion of the funds' investment term. These funds have investment terms ranging from two years to the dissolution of the underlying fund.
At June 30, 2018, the Company had $175 million (2017: $115 million) of unfunded commitments as a limited partner in funds which invest in real estate and real estate securities and businesses. These funds include an open-ended fund and funds with investment terms ranging from seven years to the dissolution of the underlying fund.

At June 30, 2018, the Company had $18 million (2017: $21 million) of unfunded commitments as a limited partner in a private equity fund. The life of the fund is subject to the dissolution of the underlying funds. The Company expects the overall holding period to be over ten years.

During 2015, the Company made a $50 million commitment as a limited partner of a bank revolver opportunity fund. The fund has an investment term of seven years and the General Partners have the option to extend the term by up to two years. At June 30, 2018, this commitment remains unfunded. It is not anticipated that the full amount of this fund will be drawn.

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

d) Equity Method Investments

During 2016, the Company paid $108 million including direct transaction costs to acquire 19% of the common equity of Harrington Reinsurance Holdings Limited ("Harrington"), the parent company of Harrington Re Ltd. ("Harrington Re"), an independent reinsurance company jointly sponsored by AXIS Capital and The Blackstone Group L.P. ("Blackstone"). Through long-term service agreements, AXIS Capital will serve as Harrington Re's reinsurance underwriting manager and Blackstone will serve as exclusive investment management service provider. As an investor, the Company expects to benefit from underwriting profit generated by Harrington Re and the income and capital appreciation Blackstone seeks to deliver through its investment management services. In addition, the Company has entered into an arrangement with Blackstone under which underwriting and investment related fees will be shared equally. Harrington is not a variable interest entity. Given that the Company exercises significant influence over the operating and financial policies of this investee, the Company accounts for its ownership in Harrington under the equity method of accounting. The Company's proportionate share of the underlying equity in net assets resulted in a basis difference of $5 million which represents initial transactions costs.

During the six months ended June 30, 2017, the Company recorded an impairment charge of $9 million, related to a U.S. based insurance company, which reduced the carrying value of the investment to $nil. This charge was included in interest in income (loss) of equity method investments in the Consolidated Statement of Operations.

e) Net Investment Income

Net investment income was derived from the following sources:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Fixed maturities	$88,320	$78,218	$172,279	$155,625
Other investments	14,541	23,639	28,246	42,601
Equity securities	3,158	4,347	4,916	7,825
Mortgage loans	3,357	2,597	6,483	5,074
Cash and cash equivalents	5,627	3,433	9,779	6,529
Short-term investments	1,645	660	2,520	1,098
Gross investment income	116,648	112,894	224,223	218,752
Investment expenses	(6,688)	(6,831)	(13,262)	(14,024)
Net investment income	$109,960	$106,063	$210,961	$204,728

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

f) Net Investment Losses

The following table provides an analysis of net investment losses:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Gross realized investment gains
Fixed maturities and short-term investments	$5,761	$17,451	$37,389	$38,228
Equity securities	1,147	30	18,662	15,813
Gross realized investment gains	6,908	17,481	56,051	54,041
Gross realized investment losses
Fixed maturities and short-term investments	(44,442)	(14,354)	(87,977)	(67,289)
Equity securities	—	(24)	(1,234)	(213)
Gross realized investment losses	(44,442)	(14,378)	(89,211)	(67,502)
Net OTTI recognized in net income	(1,674)	(1,528)	(2,088)	(8,082)
Change in fair value of investment derivatives(1)	5,134	(5,967)	7,157	(7,900)
Net unrealized gains (losses) on equity securities(2)	(11,019)	—	(31,832)	—
Net investment losses	$(45,093)	$(4,392)	$(59,923)	$(29,443)

(1) Refer to Note 5 'Derivative Instruments'.
(2) Effective January 1, 2018, the Company adopted ASU No. 2016-01. The change in fair value of equity securities is now recognized in net investment losses.

The following table summarizes the OTTI recognized in net income by asset class:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Fixed maturities:
Non-U.S. government	$22	$—	$22	$4,282
Corporate debt	1,652	1,528	2,066	3,800
Total OTTI recognized in net income	$1,674	$1,528	$2,088	$8,082

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

The following table provides a roll forward of the credit losses ("credit loss table"), before income taxes, for which a portion of the OTTI was recognized in AOCI:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Balance at beginning of period	$1,484	$1,483	$1,494	$1,493
Credit impairments recognized on securities not previously impaired	—	—	—	—
Additional credit impairments recognized on securities previously impaired	—	—	—	—
Change in timing of future cash flows on securities previously impaired	—	—	—	—
Intent to sell of securities previously impaired	—	—	—	—
Securities sold/redeemed/matured	(12)	(2)	(22)	(12)
Balance at end of period	$1,472	$1,481	$1,472	$1,481

g) Reverse Repurchase Agreements

At June 30, 2018, the Company held $86 million (2017: $37 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents in the Company's Consolidated Balance Sheets. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, the Company receives principal and interest income. The Company monitors the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction.

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

Corporate debt

Corporate debt securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. The fair values of these securities are generally determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As the yields for the risk-free yield curve and the spreads are observable market inputs, the fair values of corporate debt securities are generally classified as Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers to estimate fair value. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, the fair values of these securities are classified as Level 3.

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

CMBS

CMBS include mostly investment-grade bonds originated by non-agencies. The fair values of these securities are determined using a pricing model which uses dealer quotes and other available trade information along with security level characteristics to determine deal specific spreads. As the significant inputs used to price these securities are observable market inputs, the fair values of CMBS securities are generally classified as Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers to estimate fair value. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, the fair values of these securities are classified as Level 3.

Non-Agency RMBS

Non-Agency RMBS include mostly investment-grade bonds originated by non-agencies. The fair values of these securities are determined using an option adjusted spread model or other relevant models, which use inputs including available trade information or broker quotes, prepayment and default projections based on historical statistics of the underlying collateral and current market data. As the significant inputs used to price these securities are observable market inputs, the fair values of Non-Agency RMBS are generally classified as Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

dealers to estimate fair value. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, the fair values of these securities are classified as Level 3.

ABS

ABS include mostly investment-grade bonds backed by pools of loans with a variety of underlying collateral, including auto loans, student loans, credit card receivables, CDOs and CLO debt originated by a variety of financial institutions. The fair values of these securities are determined using a model which uses prepayment speeds and spreads sourced primarily from the new issue market. As the significant inputs used to price these securities are observable market inputs, the fair values of ABS are generally classified as Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers to estimate fair value. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, the fair values of these securities are classified as Level 3.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The tables below present the financial instruments measured at fair value on a recurring basis for the periods indicated:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair value based on NAV practical expedient	Total Fair Value

At June 30, 2018
Assets
Fixed maturities
U.S. government and agency	$1,644,684	$24,737	$—	$—	$1,669,421
Non-U.S. government	—	585,163	—	—	585,163
Corporate debt	—	4,828,419	42,553	—	4,870,972
Agency RMBS	—	1,699,728	—	—	1,699,728
CMBS	—	1,103,818	18,149	—	1,121,967
Non-Agency RMBS	—	38,401	903	—	39,304
ABS	—	1,614,034	—	—	1,614,034
Municipals	—	138,716	—	—	138,716
	1,644,684	10,033,016	61,605	—	11,739,305
Equity securities
Common stocks	13,427	—	—	—	13,427
Exchange-traded funds	263,845	—	—	—	263,845
Bond mutual funds	—	139,940	—	—	139,940
	277,272	139,940	—	—	417,212
Other investments
Hedge funds (1)	—	—	—	343,714	343,714
Direct lending funds	—	—	—	259,976	259,976
Private equity funds	—	—	—	65,513	65,513
Real estate funds	—	—	—	56,855	56,855
Other privately held investments	—	—	47,613	—	47,613
CLO-Equities	—	—	26,153	—	26,153
Overseas deposits	—	116,367	—	—	116,367
	—	116,367	73,766	726,058	916,191
Short-term investments	—	168,944	—	—	168,944
Other assets
Derivative instruments (see Note 5)	—	10,091	—	—	10,091
Total Assets	$1,921,956	$10,468,358	$135,371	$726,058	$13,251,743
Liabilities
Derivative instruments (see Note 5)	$—	$5,156	$10,589	$—	$15,745
Cash settled awards (see Note 8)	—	13,235	—	—	13,235
Total Liabilities	$—	$18,391	$10,589	$—	$28,980

(1) Includes Long/short equity, Multi-strategy and Event-driven funds.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair value based on NAV practical expedient	Total Fair Value

At December 31, 2017
Assets
Fixed maturities
U.S. government and agency	$1,658,622	$53,847	$—	$—	$1,712,469
Non-U.S. government	—	806,299	—	—	806,299
Corporate debt	—	5,244,969	52,897	—	5,297,866
Agency RMBS	—	2,395,152	—	—	2,395,152
CMBS	—	777,728	—	—	777,728
Non-Agency RMBS	—	46,831	—	—	46,831
ABS	—	1,436,281	—	—	1,436,281
Municipals	—	149,380	—	—	149,380
	1,658,622	10,910,487	52,897	—	12,622,006
Equity securities
Common stocks	25,658	—	—	—	25,658
Exchange-traded funds	427,633	—	—	—	427,633
Bond mutual funds	—	182,220	—	—	182,220
	453,291	182,220	—	—	635,511
Other investments
Hedge funds (1)	—	—	—	363,811	363,811
Direct lending funds	—	—	—	250,681	250,681
Private equity funds	—	—	—	68,812	68,812
Real estate funds	—	—	—	50,009	50,009
Other privately held investments	—	—	46,430	—	46,430
CLO-Equities	—	—	31,413	—	31,413
Overseas deposits	—	198,217	—	—	198,217
	—	198,217	77,843	733,313	1,009,373
Short-term investments	—	83,661	—	—	83,661
Other assets
Derivative instruments (see Note 5)	—	5,125	—	—	5,125
Insurance-linked securities	—	—	25,090	—	25,090
Total Assets	$2,111,913	$11,379,710	$155,830	$733,313	$14,380,766
Liabilities
Derivative instruments (see Note 5)	$—	$2,876	$11,510	$—	$14,386
Cash settled awards (see Note 8)	—	21,535	—	—	21,535
Total Liabilities	$—	$24,411	$11,510	$—	$35,921

(1) Includes Long/short equity, Multi-strategy and Event-driven funds.

During 2018 and 2017, the Company had no transfers between Levels 1 and 2.

Except certain fixed maturities and insurance-linked securities priced using broker-dealer quotes (underlying inputs are not available), the following table quantifies the significant unobservable inputs used in estimating fair values at June 30, 2018 for investments classified as Level 3 in the fair value hierarchy.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

Other investments - CLO-Equities	$24,715	Discounted cash flow	Default rates	3.0%	3.0%
			Loss severity rate	35.0%	35.0%
			Collateral spreads	3.0%	3.0%
			Estimated maturity dates	7 years	7 years

	$1,438	Liquidation value	Fair value of collateral	100%	100%
			Discount margin	0.0% - 10.9%	2.2%

Other investments - Other privately held investments	$47,613	Discounted cash flow	Discount rate	3.0% - 8.5%	7.2%

Derivatives - Other underwriting-related derivatives	$(10,589)	Discounted cash flow	Discount rate	2.9%	2.9%

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The following tables present changes in Level 3 for financial instruments measured at fair value on a recurring basis for the periods indicated:

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in net income(1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gains/(losses) (3)

Three months ended June 30, 2018
Fixed maturities
Corporate debt	$43,471	$1,589	$—	$(1)	$(388)	$3,185	$(3,218)	$(2,085)	$42,553	$—
Non-Agency RMBS	—	—	—	—	3	900	—	—	903	—
CMBS	—	1,936	—	—	(2)	16,215	—	—	18,149	—
	43,471	3,525	—	(1)	(387)	20,300	(3,218)	(2,085)	61,605	—
Other investments
Other privately held investments	48,787	—	—	(1,174)	—	—	—	—	47,613	(1,174)
CLO - Equities	28,556	—	—	3,068	—	—	—	(5,471)	26,153	3,068
	77,343	—	—	1,894	—	—	—	(5,471)	73,766	1,894
Other assets
Insurance-linked securities	25,000	—	—	—	—	—	—	(25,000)	—	—
	25,000	—	—	—	—	—	—	(25,000)	—	—
Total assets	$145,814	$3,525	$—	$1,893	$(387)	$20,300	$(3,218)	$(32,556)	$135,371	$1,894

Other liabilities
Derivative instruments	$10,942	$—	$—	$(353)	$—	$—	$—	$—	$10,589	$(353)
Total liabilities	$10,942	$—	$—	$(353)	$—	$—	$—	$—	$10,589	$(353)

Six months ended June 30, 2018
Fixed maturities
Corporate debt	$52,897	$1,589	$(4,279)	$(119)	$1,015	$3,185	$(5,754)	$(5,981)	$42,553	$—
Non-Agency RMBS	—	—	—	—	3	900	—	—	903	—
CMBS	—	1,936	—	—	(2)	16,215	—	—	18,149	—
	52,897	3,525	(4,279)	(119)	1,016	20,300	(5,754)	(5,981)	61,605	—
Other investments
Other privately held investments	46,430	—	—	(428)	—	3,111	(1,500)	—	47,613	(428)
CLO - Equities	31,413	—	—	4,684	—	—	—	(9,944)	26,153	4,684
	77,843	—	—	4,256	—	3,111	(1,500)	(9,944)	73,766	4,256
Other assets
Insurance-linked securities	25,090	—	—	(90)	—	—	—	(25,000)	—	—
	25,090	—	—	(90)	—	—	—	(25,000)	—	—
Total assets	$155,830	$3,525	$(4,279)	$4,047	$1,016	$23,411	$(7,254)	$(40,925)	$135,371	$4,256

Other liabilities
Derivative instruments	$11,510	$—	$—	$(921)	$—	$—	$—	$—	$10,589	$(921)
Total liabilities	$11,510	$—	$—	$(921)	$—	$—	$—	$—	$10,589	$(921)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in net income(1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gains/(losses) (3)

Three months ended June 30, 2017
Fixed maturities
Corporate debt	$63,788	$1,536	$(1,904)	$15	$(336)	$13,217	$(3,481)	$(4,515)	$68,320	$—
CMBS	9,813	—	(9,418)	—	20	—	—	(415)	—	—
ABS	—	—	—	—	(1)	6,000	—	—	5,999	—
	73,601	1,536	(11,322)	15	(317)	19,217	(3,481)	(4,930)	74,319	—
Other investments
Other privately held investments	42,378	—	—	560	—	—	—	—	42,938	560
CLO - Equities	54,392	—	—	1,499	—	—	—	(8,815)	47,076	1,499
	96,770	—	—	2,059	—	—	—	(8,815)	90,014	2,059
Other assets
Derivative instruments	3,197	—	—	(102)	—	—	—	(3,095)	—	—
Insurance-linked securities	25,026	—	—	21	—	—	—	—	25,047	21
	28,223	—	—	(81)	—	—	—	(3,095)	25,047	21
Total assets	$198,594	$1,536	$(11,322)	$1,993	$(317)	$19,217	$(3,481)	$(16,840)	$189,380	$2,080

Other liabilities
Derivative instruments	$16,621	$—	$—	$1,596	$—	$12,135	$—	$(18,143)	$12,209	$863
Total liabilities	$16,621	$—	$—	$1,596	$—	$12,135	$—	$(18,143)	$12,209	$863

Six months ended June 30, 2017
Fixed maturities
Corporate debt	$75,875	$1,536	$(1,904)	$73	$(383)	$19,181	$(19,201)	$(6,857)	$68,320	$—
Non-Agency RMBS	—	—	—	—	—	—	—	—	—	—
CMBS	3,061	—	(9,418)	—	17	9,400	—	(3,060)	—	—
ABS	17,464	—	(18,948)	—	1,483	6,000	—	—	5,999	—
	96,400	1,536	(30,270)	73	1,117	34,581	(19,201)	(9,917)	74,319	—
Other investments
Other privately held investments	42,142	—	—	796	—	—	—	—	42,938	796
CLO - Equities	60,700	—	—	2,528	—	—	—	(16,152)	47,076	2,528
	102,842	—	—	3,324	—	—	—	(16,152)	90,014	3,324
Other assets
Derivative instruments	2,532	—	—	653	—	—	—	(3,185)	—	—
Insurance-linked securities	25,023	—	—	24	—	—	—	—	25,047	24
	27,555	—	—	677	—	—	—	(3,185)	25,047	24
Total assets	$226,797	$1,536	$(30,270)	$4,074	$1,117	$34,581	$(19,201)	$(29,254)	$189,380	$3,348

Other liabilities
Derivative instruments	$6,500	$—	$—	$10,282	$—	$12,135	$—	$(16,708)	$12,209	$2,314
Total liabilities	$6,500	$—	$—	$10,282	$—	$12,135	$—	$(16,708)	$12,209	$2,314

(1)
Realized gains (losses) on fixed maturities, and realized and unrealized gains (losses) on other assets and other liabilities included in net income are included in net investment gains (losses). Realized and unrealized gains (losses) on other investments included in net income are included in net investment income.

(2)	Unrealized gains (losses) on fixed maturities are included in other comprehensive income ("OCI").

(3)	Change in unrealized investment gains (losses) relating to assets held at the reporting date.

The transfers into and out of fair value hierarchy levels reflect the fair value of the securities at the end of the reporting period.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

Transfers into Level 3 from Level 2

The transfers to Level 3 from Level 2 made during the three and six months ended June 31, 2018 and 2017 were primarily due to the lack of observable market inputs and multiple quotes from pricing vendors and broker-dealers for certain fixed maturities.

Transfers out of Level 3 into Level 2

The transfers into Level 2 from Level 3 made during the three and six months ended June 30, 2018 and 2017 were primarily due to the availability of observable market inputs and quotes from pricing vendors on certain fixed maturities.

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

For direct lending funds, private equity funds, real estate funds and two of the Company's hedge funds, valuation statements are typically released on a reporting lag therefore the Company estimates the fair value of these funds by starting with the prior quarter-end fund valuations and adjusting for capital calls, redemptions, drawdowns and distributions. Return estimates are not available from the relevant fund managers for these funds therefore the Company typically has a reporting lag in its fair value measurements of these funds. For the six months ended June 30, 2018, funds reported on a lag represented 49% (2017: 44%) of the Company's total other investments balance.

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

At June 30, 2018, the carrying values of cash and cash equivalents including restricted amounts, accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated their fair values due to their respective short maturities. As these financial instruments are not actively traded, their fair values are classified as Level 2.

At June 30, 2018, the carrying value of mortgage loans held-for-investment approximated their fair value. The fair values of mortgage loans are primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk, or are determined from pricing for similar loans. As mortgage loans are not actively traded their fair values are classified as Level 3.

At June 30, 2018, senior notes are recorded at amortized cost with a carrying value of $1,377 million (2017: $1,341 million) and a fair value of $1,352 million (2017: $1,412 million). The fair values of these senior notes are based on prices obtained from a third party pricing service and are determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As these spreads and the yields for the risk-free yield curve are observable market inputs, the fair values of senior notes are classified as Level 2.

At June 30, 2018, notes payable are recorded at amortized cost with a carrying value of $36 million and a fair value of $36 million. The fair values of the notes payable are primarily determined by estimating expected future cash flows and discounting them using current interest rates for notes payable with similar credit risk. As notes payables are not actively traded their fair values are classified as Level 3.

5.	DERIVATIVE INSTRUMENTS

The balance sheet classifications of derivatives recorded at fair value are shown in the following table. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are presented in the table to quantify the volume of the Company's derivative activities. Notional amounts are not reflective of credit risk.

None of the Company's derivative instruments are designated as hedges under current accounting guidance.

	June 30, 2018			December 31, 2017
	Derivative Notional Amount	Derivative Asset Fair Value(1)	Derivative Liability Fair Value(1)	Derivative Notional Amount	Derivative Asset Fair Value(1)	Derivative Liability Fair Value(1)

Relating to investment portfolio:
Foreign exchange forward contracts	$159,226	$231	$680	$137,422	$10	$619
Interest rate swaps	166,000	—	975	191,000	448	1,556
Relating to underwriting portfolio:
Foreign exchange forward contracts	963,373	9,860	3,501	698,959	4,667	701
Weather-related contracts	—	—	—	—	—	—
Other underwriting-related contracts	85,000	—	10,589	85,000	—	11,510
Total derivatives		$10,091	$15,745		$5,125	$14,386

(1)	Asset and liability derivatives are classified within other assets and other liabilities in the Consolidated Balance Sheets.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	DERIVATIVE INSTRUMENTS (CONTINUED)

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

	June 30, 2018			December 31, 2017
	Gross Amounts	Gross Amounts Offset	Net Amounts(1)	Gross Amounts	Gross Amounts Offset	Net Amounts(1)

Derivative assets	$17,227	$(7,136)	$10,091	$8,178	$(3,053)	$5,125
Derivative liabilities	$22,881	$(7,136)	$15,745	$17,439	$(3,053)	$14,386

(1)	Net asset and liability derivatives are classified within other assets and other liabilities in the Consolidated Balance Sheets.

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

The total unrealized and realized gains (losses) recognized in net income for derivatives not designated as hedges are shown in the following table:

	Location of Gain (Loss) Recognized in Income on Derivative	Three months ended June 30,		Six months ended June 30,
		2018	2017	2018	2017

Relating to investment portfolio:
Foreign exchange forward contracts	Net investment gains (losses)	$2,515	$(2,347)	$1,323	$(4,719)
Interest rate swaps	Net investment gains (losses)	2,619	(3,620)	5,833	(3,181)
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange (losses) gains	(7,809)	16,385	(138)	13,628
Weather-related contracts	Other insurance related income (losses)	—	(1,697)	—	(9,629)
Other underwriting-related contracts	Other insurance related income (losses)	647	338	1,548	338
Total		$(2,028)	$9,059	$8,566	$(3,563)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES

Reserve Roll-Forward

The following table presents a reconciliation of the Company's beginning and ending gross reserve for losses and loss expenses and net reserve for unpaid losses and loss expenses for the periods indicated:

	Six months ended June 30,
	2018	2017

Gross reserve for losses and loss expenses, beginning of period	$12,997,553	$9,697,827
Less reinsurance recoverable on unpaid losses, beginning of period	(3,159,514)	(2,276,109)
Net reserve for unpaid losses and loss expenses, beginning of period	9,838,039	7,421,718

Net incurred losses and loss expenses related to:
Current year	1,482,409	1,308,000
Prior years	(114,423)	(95,727)
	1,367,986	1,212,273
Net paid losses and loss expenses related to:
Current year	(186,576)	(140,018)
Prior years	(1,233,793)	(969,153)
	(1,420,369)	(1,109,171)

Foreign exchange and other	(985,628)	242,973

Net reserve for unpaid losses and loss expenses, end of period	8,800,028	7,767,793
Reinsurance recoverable on unpaid losses, end of period	3,152,706	2,110,869
Gross reserve for losses and loss expenses, end of period	$11,952,734	$9,878,662

The Company writes business with loss experience generally characterized as low frequency and high severity in nature, which can result in volatility in its financial results. During the six months ended June 30, 2018, the Company recognized aggregate net losses and loss expenses of $73 million (2017: $85 million) attributable to catastrophe and weather-related events.

On April 16, 2018, the Company entered into a quota share retrocessional agreement with Harrington Re, a related party, which was deemed to have met the established criteria for retroactive reinsurance accounting. The Company recognized reinsurance recoverable on unpaid losses of $108 million related to this reinsurance agreement. This transaction was conducted at market rates consistent with negotiated arms-length contracts.

On January 1, 2018, AXIS Managing Agency Limited, the managing agent of Syndicate 2007 entered into an agreement for the RITC of the 2015 and prior years of account of Syndicate 2007. This agreement was accounted for as a novation reinsurance contract. At June 30, 2017, foreign exchange and other included a reduction in reserves for losses and loss expenses of $819 million related to this transaction.

On April 1, 2017, the Company acquired 100% ownership interest in Aviabel. At June 30, 2017, foreign exchange and other included reserves for losses and loss expenses of $79 million and reinsurance recoverables on unpaid and paid losses of $5 million related to this acquisition.

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

Prior Year Development

Prior year reserve development arises from changes to loss and loss expense estimates related to loss events that occurred in previous calendar years. The following table presents prior year reserve development by segment:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Insurance	$24,294	$19,787	$47,068	$27,652
Reinsurance	35,822	51,146	67,355	68,075
Total	$60,116	$70,933	$114,423	$95,727

The following tables reconcile reserve classes to the lines of business categories and the expected claim tails:

Insurance Segment
Reported Lines of Business

Reserve Classes	Tail	Property	Marine	Terrorism	Aviation	Credit and Political Risk	Professional Lines	Liability	Accident and Health	Discontinued lines - Novae

Property and Other	Short	X		X					X	X
Marine	Short		X
Aviation	Short				X
Credit and Political Risk	Medium					X
Professional Lines	Medium						X			X
Liability	Long							X		X

Reinsurance Segment
Reported Lines of Business

Reserve Classes	Tail	Catastrophe	Property	Credit and Surety	Professional Lines	Motor	Liability	Engineering	Agriculture	Marine and Other	Accident and Health	Discontinued lines - Novae

Property and Other	Short	X	X					X	X	X	X	X
Credit and Surety	Medium			X
Professional Lines	Medium				X
Motor	Long					X						X
Liability	Long						X					X

Short-tail business

Short-tail business includes the underlying exposures in property and other, marine and aviation reserve classes within the insurance segment, and the property and other reserve class within the reinsurance segment.

For the three and six months ended June 30, 2018, these reserve classes contributed net favorable prior year reserve development of $43 million (2017: $31 million) and $81 million (2017: $35 million), respectively, reflecting the recognition of better than expected loss emergence.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Medium-tail business

Medium-tail business consists primarily of insurance and reinsurance professional reserve classes, credit and political risk insurance reserve class and credit and surety reinsurance reserve class.

For the six months ended June 30, 2018, the reinsurance professional reserve class recognized net favorable prior year development of $8 million. For the three and six months ended June 30, 2017, the reinsurance professional reserve class recognized net favorable prior year development of $11 million and $27 million, respectively. For the three and six months ended June 30, 2017, the insurance professional reserve class recognized net favorable prior year development of $11 million and $19 million, respectively. The net favorable prior year loss development on this reserve class continued to reflect the generally favorable experience as the Company continued to transition to more experienced based methods.

For the three and six months ended June 30, 2018, the credit and surety reinsurance reserve class recorded net favorable prior year reserve development of $9 million and $14 million, respectively, due to the recognition of better than expected loss emergence.

Long-tail business

Long-tail business consists primarily of liability and motor reserve classes.

For the three and six months ended June 30, 2018, the reinsurance liability reserve class contributed net favorable prior year reserve development of $6 million and $8 million (2017: $16 million and $40 million), respectively. The net favorable prior year reserve development primarily reflected the progressively increased weight given by management to experience based indications on older accident years, which has generally been favorable.

For the six months ended June 30, 2018, the insurance liability reserve class recorded net adverse prior year development of $7 million primarily related to slight reserve strengthening within the Company's U.S. excess casualty business. For the six months ended June 30, 2017, the insurance liability reserve class recorded net adverse prior year development of $7 million primarily attributable to reserve strengthening within our run-off Bermuda excess casualty book of business.

For the three and six months ended June 30, 2018, the motor reinsurance reserve class contributed net favorable prior year reserve development of $5 million and $9 million, respectively, primarily attributable to non proportional treaty business on older accident years. For the six months ended June 30, 2017, the motor reinsurance reserve class recognized net adverse prior year reserve development of $20 million mainly driven by the decrease in the discount rate used to calculate lump sum awards in U.K. bodily injury cases, known as the Ogden Rate which changed from plus 2.5% to minus 0.75% effective March 20, 2017.

At June 30, 2018, net reserves for losses and loss expenses includes estimated amounts for numerous catastrophe events. The magnitude and/or complexity of losses arising from these events, in particular Hurricanes Harvey, Irma and Maria, the two earthquakes in Mexico and the wildfires in Northern and Southern California which occurred in 2017, inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at the estimated net reserves for losses and loss expenses. As a result, actual losses for these events may ultimately differ materially from our current estimates.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	EARNINGS PER COMMON SHARE

The following table presents a comparison of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Basic earnings per common share
Net income	$103,514	$95,686	$176,719	$115,542
Less: preferred share dividends	10,656	10,656	21,313	25,497
Net income available to common shareholders	92,858	85,030	155,406	90,045
Weighted average common shares outstanding - basic	83,539	84,141	83,431	85,076
Basic earnings per common share	$1.11	$1.01	$1.86	$1.06

Diluted earnings per common share
Net income available to common shareholders	$92,858	$85,030	$155,406	$90,045

Weighted average common shares outstanding - basic	83,539	84,141	83,431	85,076
Share-based compensation plans	445	370	422	571
Weighted average common shares outstanding - diluted	83,984	84,511	83,853	85,647

Diluted earnings per common share	$1.11	$1.01	$1.85	$1.05

Weighted average anti-dilutive shares excluded from the dilutive computation	158	16	484	284

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	SHARE-BASED COMPENSATION

For the three months ended June 30, 2018, the Company incurred share-based compensation costs of $14 million (2017: $16 million) related to share-settled restricted stock units and cash-settled restricted stock units and recorded associated tax benefits of $3 million (2017: $3.5 million).

For the six months ended June 30, 2018, the Company incurred share-based compensation costs of $29 million (2017: $44 million) and recorded associated tax benefits of $4 million (2017: $17 million, including $7 million related to excess tax benefits associated with the vesting of restricted stock units).

During the six months ended June 30, 2018, the fair value of share-settled restricted stock units and cash-settled restricted stock units that vested was $47 million (2017: $124 million which included $44 million attributable to a grant made in 2014 of three year cliff vesting service-based awards). At June 30, 2018 there were $121 million of unrecognized compensation costs (2017: $115 million) which are expected to be recognized over the weighted average period of 2.8 years.

Share-settled Awards

The following table provides a summary of nonvested share settled restricted stock units for the six months ended June 30, 2018:

	Share Settled Performance Vesting Restricted Stock Units		Share Settled - Service Based Restricted Stock Units
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value(1)	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value(1)

Nonvested restricted stock units - beginning of period	230	$57.08	1,355	$57.09
Granted	104	48.89	719	49.16
Vested	(87)	54.71	(483)	54.39
Forfeited	—	—	(47)	56.71
Nonvested restricted stock units - end of period	247	$54.49	1,544	$54.17

(1) Fair value is based on the closing price of common shares on the grant date.

Cash-settled awards

The following table provides a summary of nonvested cash settled restricted stock units for the six months ended June 30, 2018:

	Cash Settled Performance Vesting Restricted Stock Units	Cash Settled Service-based Restricted Stock Units
	Number of Restricted Stock Units	Number of Restricted Stock Units

Nonvested restricted stock units - beginning of period	42	988
Granted	—	456
Vested	(12)	(377)
Forfeited	—	(47)
Nonvested restricted stock units - end of period	30	1,020

At June 30, 2018, the liability for cash-settled restricted stock units, included in other liabilities in the Consolidated Balance Sheets, was $13 million (2017: $14 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.    SHAREHOLDERS' EQUITY

The following table presents common shares issued and outstanding:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Shares issued, balance at beginning of period	176,580	176,580	176,580	176,580
Shares issued	—	—	—	—
Total shares issued at end of period	176,580	176,580	176,580	176,580

Treasury shares, balance at beginning of period	(93,062)	(91,410)	(93,419)	(90,139)
Shares repurchased	(26)	(2,004)	(175)	(4,233)
Shares reissued	64	37	570	995
Total treasury shares at end of period	(93,024)	(93,377)	(93,024)	(93,377)

Total shares outstanding	83,556	83,203	83,556	83,203

Treasury Shares

The following table presents share repurchases:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

In the open market:
Total shares	—	1,987	—	3,883
Total cost	$—	$129,960	$—	$257,943
Average price per share(1)	$—	$65.40	$—	$66.44

From employees:(2)
Total shares	26	17	175	350
Total cost	$1,512	$1,110	$8,676	$24,370
Average price per share(1)	$57.97	$64.82	$49.56	$69.55

Total shares repurchased:
Total shares	26	2,004	175	4,233
Total cost	$1,512	$131,070	$8,676	$282,313
Average price per share(1)	$57.97	$65.40	$49.56	$66.69

(1) Calculated using whole numbers.

(2)	Shares are repurchased from employees to satisfy withholding tax liabilities related to the vesting of restricted stock units.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	DEBT AND FINANCING ARRANGEMENTS

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

Investments

Refer to Note 3 - 'Investments' for information on the Company's unfunded investment commitments related to the Company's other investment portfolio.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.	OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the tax effects allocated to each component of other comprehensive income (loss):

	2018			2017
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Three months ended June 30,
Available for sale investments:
Unrealized investment gains (losses) arising during the period	$(114,842)	$9,562	$(105,280)	$80,557	$(4,314)	$76,243
Adjustment for reclassification of net realized investment (gains) losses and OTTI losses recognized in net income	39,100	(2,644)	36,456	(1,564)	61	(1,503)
Unrealized investment gains (losses) arising during the period, net of reclassification adjustment(1)	(75,742)	6,918	(68,824)	78,993	(4,253)	74,740
Non-credit portion of OTTI losses	—	—	—	—	—	—
Foreign currency translation adjustment	(9,129)	—	(9,129)	8,867	—	8,867
Total other comprehensive income (loss), net of tax	$(84,871)	$6,918	$(77,953)	$87,860	$(4,253)	$83,607

Six months ended June 30,
Available for sale investments:
Unrealized investment gains (losses) arising during the period	$(220,480)	$3,046	$(217,434)	$150,929	$(6,976)	$143,953
Adjustment for reclassification of net realized investment losses and OTTI losses recognized in net income	34,987	2,253	37,240	24,194	(736)	23,458
Unrealized investment gains (losses) arising during the period, net of reclassification adjustment	(185,493)	5,299	(180,194)	175,123	(7,712)	167,411
Non-credit portion of OTTI losses	—	—	—	—	—	—
Foreign currency translation adjustment	(7,858)	—	(7,858)	38,736	—	38,736
Total other comprehensive income (loss), net of tax	$(193,351)	$5,299	$(188,052)	$213,859	$(7,712)	$206,147

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.	OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)

The following table presents reclassifications from AOCI to net income available to common shareholders:

		Amount reclassified from AOCI(1)
AOCI Components	Consolidated Statement of Operations line item that includes reclassification	Three months ended June 30,		Six months ended June 30,
		2018	2017	2018	2017

Unrealized investment gains (losses) on available for sale investments
	Other investment gains (losses)	$(37,426)	$3,092	$(32,899)	$(16,112)
	OTTI losses	(1,674)	(1,528)	(2,088)	(8,082)
	Total before tax	(39,100)	1,564	(34,987)	(24,194)
	Income tax (expense) benefit	2,644	(61)	(2,253)	736
	Net of tax	$(36,456)	$1,503	$(37,240)	$(23,458)

Foreign currency translation adjustment
	Foreign exchange loss	$—	$—	$—	$(24,149)
	Income tax (expense) benefit	—	—	—	—
	Net of tax	$—	$—	$—	$(24,149)

(1)	Amounts in parentheses are debits to net income (loss) available (attributable) to common shareholders.

On March 27, 2017, as part of the wind down of our Australia operation, the Australia Prudential Regulation Authority revoked the authorization of AXIS Specialty Australia to carry on insurance business in Australia. As this resulted in the substantial liquidation of AXIS Specialty Australia, the Company released the cumulative translation adjustment related to AXIS Specialty Australia of $24 million from accumulated other comprehensive income in the Consolidated Balance Sheet to foreign exchange losses in the Consolidated Statement of Operations.

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

SECOND QUARTER 2018 FINANCIAL HIGHLIGHTS

Second Quarter 2018 Consolidated Results of Operations

•	Net income available to common shareholders of $93 million, or $1.11 per common share and diluted common share

•	Operating income(1) of $106 million, or $1.27 per diluted common share(1)

•	Gross premiums written of $1.7 billion

•	Net premiums written of $1.0 billion

•	Net premiums earned of $1.2 billion

•	Net favorable prior year reserve development of $60 million

•	Estimated pre-tax catastrophe and weather-related losses of $38 million, or 3.2 points on current accident year loss ratio

•	Underwriting income(2) of $116 million and combined ratio of 93.1%

•	Net investment income of $110 million

•	Net investment losses of $45 million

•	Foreign exchange gains of $44 million

Second Quarter 2018 Consolidated Financial Condition

•	Total cash and investments of $15.2 billion; fixed maturities, cash and short-term securities comprise 88% of total cash and investments and have an average credit rating of AA-

•	Total assets of $25.0 billion

•	Reserve for losses and loss expenses of $12.0 billion and reinsurance recoverable of $3.3 billion

•	Total debt of $1.4 billion and the debt to total capital ratio of 20.8%

•	Following the offer to acquire Novae Group plc ("Novae") on July 5, 2017, the Company suspended its open market share repurchase program.

•	Common shareholders’ equity of $4.5 billion and diluted book value per common share of $52.47

(1)
Operating income (loss) and operating income (loss) per diluted common share are non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. The reconciliations of non-GAAP measures to the most comparable GAAP financial measures (net income (loss) available (attributable) to common shareholders and diluted earnings per common share, respectively) are provided in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.

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

EXECUTIVE SUMMARY

Business Overview

AXIS Capital, through its operating subsidiaries, is a global provider of specialty lines insurance and reinsurance products with operations in Bermuda, the United States ("U.S."), Europe, Singapore, Canada, Latin America and the Middle East. Our underwriting operations are organized around our two global underwriting platforms, AXIS Insurance and AXIS Re.

Our mission is to provide our clients and distribution partners with a broad range of risk transfer products and services and meaningful capacity, backed by significant financial strength. We manage our portfolio holistically, aiming to construct the optimum consolidated portfolio of funded and unfunded risks, consistent with our risk appetite and development of our franchise. We nurture an ethical, entrepreneurial and disciplined culture that promotes outstanding client service, intelligent risk taking and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a global leader in specialty risks. Our execution on this strategy for the first six months of 2018 included:

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

Reinsurance to Close ("RITC") of the 2015 and Prior Years of Account of Syndicate 2007

On January 1, 2018, AXIS Managing Agency Limited, the managing agent of Syndicate 2007 entered into an agreement for the RITC of the 2015 and prior years of account of Syndicate 2007. Under the terms of this agreement, we ceded $819 million of reserves for losses and loss expenses, which were included in Syndicate 2007's balance sheet at December 31, 2017, to a reinsurer. This agreement was accounted for as a novation reinsurance contract. During the six months ended June 30, 2018, we recognized a reduction in reserves for losses and loss expenses of $819 million representing the transfer of liabilities to the reinsurer, and a reduction in investments and cash of $819 million representing the consideration paid to the reinsurer.

Realignment of our Accident and Health Business

On January 23, 2018, we announced plans to realign our accident and health business by integrating our business and its operations into our insurance and reinsurance operations. Through this realignment, our accident and health business is expected to benefit from the greater scale and market presence of our property and casualty insurance and reinsurance businesses and operations.

The realignment of our accident and health business into our insurance and reinsurance segments took place in the first quarter of 2018. Financial results relating to this business were previously included in the results of our insurance segment. As a result of the realignment, accident and health results are included in the results of both our insurance and reinsurance segments with effect from January 1, 2018. To facilitate comparison of information across periods, certain reclassifications have been made to prior year amounts to conform to the current year's presentation.

Reinsurance Agreement with Northshore Re II Limited ("Northshore")

In July 2018, we obtained catastrophe protection for our insurance and reinsurance segments through a reinsurance agreement with Northshore. In connection with the reinsurance agreement, Northshore issued notes to unrelated investors in an amount equal to the full $200 million of coverage provided under the reinsurance agreement covering a three year period. At the time of the agreement, we performed an evaluation of Northshore to determine if it meets the definition of a variable interest entity ("VIE"). We concluded that Northshore is a VIE and we do not have a variable interest in the entity, as the variability in results is expected to be absorbed entirely by the investors in Northshore. Accordingly, the results of Northshore are not included in our consolidated financial statements.

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

Since late 2017, market conditions and rates across most lines have generally improved, with catastrophe exposed property lines experiencing the most upward rate momentum. While market conditions have improved, they will likely remain variable through the year and possibly beyond as carriers assess pricing, portfolio construction and account preferences. In this competitive market environment with mixed market conditions, we are focusing on lines of business and market segments that are adequately priced. In addition, our acquisition of Novae increases our scale and relevance in the London marketplace, and we expect to be well-positioned to capitalize on new opportunities and benefit from improved market conditions emerging through the international specialty insurance market, including Lloyd's of London.

The reinsurance market is experiencing some upward movement in price after the substantial loss activity that occurred in 2017. These increases, both in catastrophe and other lines of business, are necessary to improve adequacy of rates and vary across geographies. The market overall is strongly capitalized and demand side conditions, while largely stable, do present opportunities to support clients in a world of changing exposures, regulation, and reinsurance panels. We also believe that there is a real opportunity to achieve more leadership and scale, by focusing on our clients to produce new streams of income in the future while still defending the quality of our existing portfolio. We are also focused on managing the volatility of our portfolio and expanding our already strong group of strategic capital partners.

Non-GAAP Financial Measures

We present our results of operations in the way we believe will be most meaningful and useful to investors, analysts, rating agencies and others who use our financial information to evaluate our performance. Some of the measurements we use are considered non-GAAP financial measures under SEC rules and regulations. In this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), we present underwriting-related general and administrative expenses, consolidated underwriting income (loss), operating income (loss) (in total and on a per share basis), annualized operating return on average common equity ("operating ROACE"), amounts presented on a constant currency basis, pre-tax total return on cash and investments excluding foreign exchange movements, ex-PGAAP operating income (loss) (in total and on a per share basis) and ex-PGAAP operating ROACE which are non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. We believe that these non-GAAP financial measures, which may be defined and calculated differently by other companies, better explain and enhance the understanding of our results of operations. However, these measures should not be viewed as a substitute for those determined in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

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

Corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As these costs are not incremental and/or directly attributable to our individual underwriting operations, these expenses are excluded from underwriting-related general and administrative expenses and, therefore, consolidated underwriting income (loss). General and administrative expenses, the most comparable GAAP financial measure to underwriting-related general and administrative expenses, also includes corporate expenses.

The reconciliation of underwriting-related general and administrative expenses to general and administrative expenses, the most comparable GAAP measure, is presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.

Consolidated Underwriting Income (Loss)

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

Bargain purchase gain, recognized upon the acquisition of Aviabel, reflects the amount by which the fair value of the net identifiable assets acquired exceeded the fair value of consideration transferred and is not indicative of future revenues of the company, therefore, this revenue is excluded from consolidated underwriting income (loss).
Foreign exchange losses (gains) in our Consolidated Statements of Operations primarily relate to our net insurance-related liabilities. However, we manage our investment portfolio in such a way that unrealized and realized foreign exchange losses (gains) on our investment portfolio generally offset a large portion of the foreign exchange losses (gains) arising from our underwriting portfolio. As a result, we believe that foreign exchange losses (gains) are not a meaningful contributor to our underwriting performance, therefore, foreign exchange losses (gains) are excluded from consolidated underwriting income (loss).

Interest expense and financing costs primarily relate to interest payable on our senior notes and notes payable. As these expenses are not incremental and/or directly attributable to our individual underwriting operations, these expenses are excluded from underwriting-related general and administrative expenses, and consolidated underwriting income (loss).

Reorganization expenses are primarily driven by business decisions, the nature and timing of which are not related to the underwriting process and are not representative of underlying business performance, therefore, these expenses are excluded from consolidated underwriting income (loss).

Amortization of intangible assets including value of business acquired ("VOBA") arose from business decisions, the nature and timing of which are not related to the underwriting process therefore, these expenses are excluded from consolidated underwriting income (loss).

We believe that presentation of underwriting-related general and administrative expenses and consolidated underwriting income (loss) provides investors with an enhanced understanding of our results of operations, by highlighting the underlying pre-tax profitability of our underwriting activities. The reconciliation of consolidated underwriting income (loss) to income (loss) before income taxes and interest in income (loss) of equity method investments, the most comparable GAAP measure is presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.

Operating Income (Loss)

Operating income (loss) represents after-tax operational results without consideration of after-tax net investment gains (losses), foreign exchange losses (gains), reorganization expenses and bargain purchase gain.

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

Foreign exchange losses (gains) in our Consolidated Statements of Operations are primarily driven by the impact of foreign exchange rate movements on net insurance related-liabilities. However, this movement is only one element of the overall impact of foreign exchange rate fluctuations on our financial position. In addition, we recognize unrealized foreign exchange losses (gains) on our available-for-sale investments in other comprehensive income (loss) and foreign exchange losses (gains) realized upon the sale of these investments in net investments gains (losses). These unrealized and realized foreign exchange rate movements generally offset a large portion of the foreign exchange losses (gains) reported separately in net income (loss) available (attributable) to common shareholders, thereby minimizing the impact of foreign exchange rate movements on total shareholders' equity. As such, foreign exchange losses (gains) in our Consolidated Statement of Operations in isolation are not a fair representation of the performance of our business.

Reorganization expenses are primarily driven by business decisions, the nature and timing of which are not related to the underwriting process and are not representative of underlying business performance, therefore, these expenses are excluded from consolidated underwriting income (loss).

Bargain purchase gain, recognized upon the acquisition of Aviabel, reflects the amount by which the fair value of the net identifiable assets acquired exceeded the fair value of consideration transferred and is not indicative of future revenues of the company, therefore, this revenue is excluded from consolidated underwriting income (loss).
Certain users of our financial statements evaluate performance excluding after-tax net investment gains (losses), foreign exchange losses (gains), reorganization expenses and bargain purchase gain to understand the profitability of recurring sources of income.

We believe that showing net income (loss) available (attributable) to common shareholders exclusive of net investment gains (losses), foreign exchange losses (gains), reorganization expenses and bargain purchase gain reflects the underlying fundamentals of our business. In addition, we believe that this presentation enables investors and other users of our financial information to analyze performance in a manner similar to how our management analyzes the underlying business performance. We also believe this measure follows industry practice and, therefore, facilitates comparison of our performance with our peer group. We believe that equity analysts and certain rating agencies that follow us, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons. The reconciliation of operating income to net income (loss) available (attributable) to common shareholders, the most comparable GAAP measure, is presented in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.

We also present operating income (loss) per diluted common share and annualized operating ROACE, which are derived from the operating income (loss) measure and are reconciled to the most comparable GAAP financial measures, diluted earnings per common share and annualized return on average common equity ("ROACE") in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.

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

Pre-Tax Total Return on Cash and Investments excluding Foreign Exchange Movement

Pre-tax total return on cash and investments excluding foreign exchange movements measures net investment income (loss), net investments gains (losses), interest in income (loss) of equity method investments, and change in unrealized gains (losses) generated by our average cash and investment balances. The reconciliation of pre-tax total return on cash and investments excluding foreign exchange movements to pre-tax total return on cash and investments, the most comparable GAAP financial measure, is presented in the 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net Investment Income and Net Investment Gains (Losses)'. We believe this presentation enables investors and other users of our financial information to analyze the performance of our investments.

Ex-PGAAP Operating Income (Loss)

Ex-PGAAP operating income (loss) represents operating income (loss) adjusted for amortization of VOBA and intangible assets, net of tax and amortization of acquisition costs, net of tax both associated with Novae's balance sheet at October 2, 2017 (the "closing date" or "purchase date"). We present ex-PGAAP operating income per diluted common share and annualized operating return on average common equity adjusted for these purchase accounting impacts ("ex- PGAAP operating ROACE"), which are derived from the ex-PGAAP operating income (loss) measure. Ex-PGAAP operating ROACE is calculated by dividing ex-PGAAP operating income (loss) by weighted average common shares and common share equivalents - diluted.

The reconciliation of ex-PGAAP operating income (loss) to net income (loss) available (attributable) to common shareholders, the most comparable GAAP financial measure, is presented in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.

The reconciliation of ex-PGAAP operating income (loss) per diluted common share to the most comparable GAAP financial measure, diluted earnings per common share, and the reconciliation of ex-PGAAP operating ROACE to the most comparable GAAP financial measure, annualized return on average common equity ("ROACE") are presented in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.

We believe the presentation of ex-PGAAP operating income (loss), ex-PGAAP operating income (loss) per diluted common share and ex-PGAAP operating ROACE enables investors and other users of our financial information to better analyze the performance of our business.

Acquisition of Novae

On October 2, 2017, AXIS Capital acquired Novae. The Company identified VOBA which represents the present value of the expected underwriting profit within policies that were in-force at the closing date of the transaction. In addition, the allocation of the purchase price to the assets acquired and liabilities assumed of Novae based on estimated fair values at the purchase date, resulted in the write-off of the deferred acquisition cost asset on Novae's balance sheet at the purchase date as the value of policies in-force on that date are considered within VOBA. Consequently, underwriting income (loss) in the three and six months ended June 30, 2018 included the recognition of premium attributable to Novae's balance sheet at the purchase date without the recognition of the associated acquisition costs.

Results of Operations

	Three months ended June 30,				Six months ended June 30,
	2018		% Change	2017	2018	% Change	2017

Underwriting revenues:
Net premiums earned	$1,185,548		21%	$981,431	$2,352,950	23%	$1,920,133
Other insurance related income (losses)	3,730		46%	2,560	10,335	nm	(1,222)
Underwriting expenses:
Net losses and loss expenses	(706,641)		17%	(605,332)	(1,367,986)	13%	(1,212,273)
Acquisition costs	(231,952)		14%	(204,361)	(461,212)	17%	(394,153)
Underwriting general and administrative expenses(1)	(134,959)		15%	(117,286)	(274,624)	15%	(239,086)
Underwriting Income	$115,726			$57,012	$259,463		$73,399

Corporate expenses(1)	(30,254)		(1%)	(30,530)	(60,425)	(14%)	(69,989)
Net investment income	109,960		4%	106,063	210,961	3%	204,728
Net investment losses	(45,093)		nm	(4,392)	(59,923)	nm	(29,443)
Other (expenses) revenues, net	27,001		nm	(48,869)	(27,622)	(67%)	(83,126)
Reorganization expenses	(18,772)		nm	—	(31,825)	nm	—
Amortization of value of business acquired	(53,407)		nm	—	(110,517)	nm	—
Amortization of intangible assets	(4,029)	—	nm	—	(6,811)	nm	—
Bargain purchase gain	—		nm	15,044	—	nm	15,044
Income before income taxes and interest in income (loss) of equity method investments	101,132			94,328	173,301		110,613
Income tax benefit	(996)		nm	3,333	40	nm	12,670
Interest in income (loss) of equity method investments	3,378		nm	(1,975)	3,378	nm	(7,741)
Net income	$103,514			$95,686	$176,719		$115,542
Preferred share dividends	(10,656)		—%	(10,656)	(21,313)	(16%)	(25,497)
Net income available to common shareholders	$92,858		9%	$85,030	$155,406	73%	$90,045

Net investment losses, net of tax(2)	$40,562		nm	$4,450	$56,535	nm	$28,679
Foreign exchange losses (gains), net of tax(3)	(43,320)		nm	36,057	(9,794)	nm	57,780
Reorganization expenses, net of tax (4)	16,216		nm	—	26,798	nm	—
Bargain purchase gain(6)	—		nm	(15,044)	—	nm	(15,044)
Operating income (5)	$106,316		(4%)	$110,493	$228,945	42%	$161,460

nm – not meaningful

(1)
Underwriting-related general and administrative expenses is a non-GAAP measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to total general and administrative expenses, the most comparable GAAP measure, also included corporate expenses of $30,254 and $30,530 for the three months ended June 30, 2018 and 2017, respectively, and $60,425 and $69,989 for the six months ended June 30, 2018 and 2017, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for additional information related to the corporate expenses. Also, refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures' for additional information.

(2)
Tax cost (benefit) of ($4,531) and $58 for the three months ended June 30, 2018 and 2017, respectively, and $(3,388) and $(764) for the six months ended June 30, 2018 and 2017, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.

(3)
Tax cost (benefit) of $779 and ($61) for the three months ended June 30, 2018 and 2017, respectively, and $(3,555) and $197 for the six months ended June 30, 2018 and 2017, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.

(4)
Tax cost (benefit) of ($2,556) and $nil for the three months ended June 30, 2018 and 2017, respectively, and $(5,027) and $nil for the six months ended June 30, 2018 and 2017, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.

(5)
Operating income (loss) is a non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. The reconciliations to the most comparable GAAP financial measures (net income (loss) available (attributable) to common shareholders) is provided in table above, and a discussion of the rationale for the presentation of this item is included in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures'.

(6)	Tax impact is nil.

Non-GAAP Financial Measures

We also present operating income per diluted common share and annualized operating return on average common equity ("annualized operating ROACE"), which are derived from the operating income measure and can be reconciled to the most comparable GAAP financial measures as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Net income available to common shareholders	$92,858	$85,030	$155,406	$90,045
Operating income	106,316	110,493	228,945	161,460
Weighted average common shares and common share equivalents - diluted(1)	83,984	84,511	83,853	85,647

Earnings per common share - diluted	$1.11	$1.01	$1.85	$1.05
Operating income per common share - diluted(2)	$1.27	$1.31	$2.73	$1.89

Average common shareholders’ equity	$4,483,700	$5,110,993	$4,522,135	$5,131,996

Annualized return on average common equity(3)	8.3%	6.7%	6.9%	3.5%
Annualized operating return on average common equity(4)	9.5%	8.6%	10.1%	6.3%

(1)	Refer to Item 1, Note 7 to our Consolidated Financial Statements 'Earnings per Common Share' for additional information on the dilution calculation.

(2)
Operating income (loss) per diluted common share is a non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to the most comparable GAAP financial measures (diluted earnings per common share) is provided in the table above, and a discussion of the rationale for the presentation of this item is included in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures'.

(3)
Annualized ROACE is calculated by dividing annualized net income (loss) available (attributable) to common shareholders for the period by the average common shareholders' equity determined by using the common shareholders' equity balances at the beginning and end of the period.

(4)
Annualized operating ROACE, a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K, is calculated by dividing annualized operating income for the period by the average common shareholders' equity. The reconciliation to ROACE, the most comparable GAAP measure, is presented above in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations', also refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures' for additional information.

We also present ex-PGAAP operating income, ex-PGAAP operating income per diluted common share, ex-PGAAP operating return on average common equity which are derived from the operating income measure and can be reconciled to the most comparable GAAP financial measures as follows:

	Three months ended		Six months ended
	2018	2017	2018	2017

Net income available to common shareholders	$92,858	$85,030	$155,406	$90,045
Net investment losses, net of tax	40,562	4,450	56,535	28,679
Foreign exchange losses (gains), net of tax	(43,320)	36,057	(9,794)	57,780
Reorganization expenses, net of tax	16,216	—	26,798	—
Bargain purchase gain	—	(15,044)	—	(15,044)
Operating income	$106,316	$110,493	$228,945	$161,460
Amortization of VOBA and intangible assets, net of tax(2)	45,626	—	91,885	—
Amortization of acquisition costs, net of tax(3)	(32,109)	—	(64,873)	—
Ex-PGAAP operating income(1)	$119,833	$110,493	$255,957	$161,460

Earnings per common share - diluted	$1.11	$1.01	$1.85	$1.05
Net investment losses, net of tax	0.49	0.05	0.68	0.34
Foreign exchange losses (gains), net of tax	(0.52)	0.43	(0.12)	0.68
Reorganization expenses, net of tax	0.19	—	0.32	—
Bargain purchase gain	—	(0.18)	—	(0.18)
Operating income per common share - diluted	$1.27	$1.31	$2.73	$1.89
Amortization of VOBA and intangible assets, net of tax(2)	0.54	—	1.10	—
Amortization of acquisition cost, net of tax(3)	(0.38)	—	(0.77)	—
Ex-PGAAP operating income per common share - diluted(1)	$1.43	$1.31	$3.05	$1.89

Weighted average common shares and common share equivalents - diluted	83,984	84,511	83,853	85,647

Average common shareholders' equity	$4,483,700	$5,110,993	$4,522,135	$5,131,996

Annualized return on average common equity	8.3%	6.7%	6.9%	3.5%

Operating return on average common equity	9.5%	8.6%	10.1%	6.3%

Ex-PGAAP operating return on average common equity(1)	10.7%	nm	11.3%	nm

(1)
Ex-PGAAP operating income, ex-PGAAP operating income per diluted common share and ex-PGAAP return on average common equity are non-GAAP financial measures as defined in SEC Regulation S-K. The reconciliation to the most comparable GAAP financial measures, (net income (loss) available (attributable) to common shareholders, diluted earnings per common share, and annualized ROACE, respectively) are provided in the table above, and a discussion of the rationale for the presentation of these items is included in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures'.

(2)
Tax cost (benefit) of $(10,702) and $(21,553) for the three and six months ended June 30, 2018, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.

(3)
Tax cost (benefit) of $7,532 and $15,217 for the three and six months ended June 30, 2018, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.

Underwriting Results

Total underwriting income for the three months ended June 30, 2018 was $116 million, an increase of $59 million compared to the underwriting income of $57 million for the three months ended June 30, 2017. The increase in underwriting income was primarily driven by an increase in net premiums earned, a decrease in the current accident year loss ratio excluding catastrophe and weather-related losses, a decrease in catastrophe and weather-related losses, a decrease in the acquisition cost ratio and the general and administrative expense ratio, partially offset by a decrease in net favorable prior year reserve development.

The reinsurance segment underwriting income decreased by $1 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. The decrease in underwriting income was primarily driven by a decrease in net favorable prior year reserve development and an increase in catastrophe and weather-related losses largely offset by an increase in net premiums earned, a decrease the current accident year loss ratio excluding catastrophe and weather-related losses, a decrease in the acquisition cost ratio and a decrease in the general and administrative expense ratio.

The insurance segment underwriting income increased by $59 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. The increase in underwriting income was primarily driven by an increase in net premiums earned, a decrease in catastrophe and weather-related losses, a decrease in the current accident year loss ratio excluding catastrophe and weather-related losses, an increase in net favorable prior year reserve development and a decrease in the general and administrative expense ratio, partially offset by an increase in the acquisition cost ratio.

Total underwriting income in the six months ended June 30, 2018 was $259 million, an increase of $186 million compared to $73 million in the six months ended June 30, 2017. The increase in underwriting income was primarily driven by an increase in net premiums earned, a decrease in the current accident year loss ratio excluding catastrophe and weather-related losses, a decrease in catastrophe and weather-related losses, an increase in net favorable prior year development and a decrease in the acquisition cost ratio and the general and administrative expense ratio.
The reinsurance segment underwriting income increased by $69 million in the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The increase in underwriting income was primarily driven by an increase in net premiums earned, a decrease in the current accident year loss ratio excluding catastrophe and weather-related losses, a decrease in the acquisition cost ratio and a decrease the general and administrative expense ratio.
The insurance segment underwriting income increased by $117 million in the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The increase in underwriting income was primarily due to an increase in net premiums earned, a decrease in the current accident year loss ratio excluding catastrophe and weather-related losses, a decrease in catastrophe and weather-related losses, an increase in net favorable prior year development, and a decrease in the general and administrative expenses ratio, partially offset by an increase in the acquisition cost ratio.
Net Investment Income

Net investment income for the three and six months ended June 30, 2018 was $110 million and $211 million, respectively, an increase of $4 million and $6 million, respectively, compared to the three and six months ended June 30, 2017.

Net Investment Gains (Losses)

Net investment losses were $45 million for the three months ended June 30, 2018 compared to $4 million for the same period of 2017.
Net investment losses for the three months ended June 30, 2018, were primarily due to the sale of U.S. government and Agency RMBS and net unrealized investment losses on equity securities of $11 million which were reported in net investment losses as opposed to other comprehensive income following the adoption of Accounting Standards Update ("ASU") ASU 2016-01 "Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities," in the first quarter of 2018.

Net investment losses were $60 million in the six months ended June 30, 2018, compared to $29 million for the same period of 2017.
Net investment losses for the six months ended June 30, 2018, were primarily due to the sale of U.S. government and Agency RMBS and net unrealized investment losses on equity securities of $32 million which were reported in net investment losses as opposed to other comprehensive income following the adoption of ASU 2016-01.

Other Expenses (Revenues), Net

Corporate expenses were $30 million for the three months ended June 30, 2018, compared to $31 million for the three months ended June 30, 2017. The decrease was primarily attributable to an increase in allocations of corporate costs to our insurance and reinsurance segments, largely offset by an increase in performance related compensation costs and information technology costs.

Corporate expenses were $60 million for the six months ended June 30, 2018, compared to $70 million for the six months ended June 30, 2017. The decrease was primarily attributable to a decrease in personnel costs and executive transition costs, together with an increase in the allocation of corporate costs to our insurance and reinsurance segments, partially offset by an increase in performance related compensation costs and information technology costs.

Foreign exchange gains were $44 million and $6 million for the three and six months ended June 30, 2018, respectively, compared to foreign exchange losses of $36 million and $58 million for the three and six months ended June 30, 2017, respectively.

Foreign exchange gains for the three and six months ended June 30, 2018 were primarily attributable to the impact of the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities mainly denominated in pound sterling and euro.

Foreign exchange losses for the three and six months ended June 30, 2017 were primarily attributable to the impact of the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities mainly denominated in pound sterling and euro. In addition, foreign exchange losses for the six months ended June 30, 2017 included the reclass of a cumulative translation adjustment balance of $24 million related to the wind-down of AXIS Specialty Australia from accumulated other comprehensive income to foreign exchange losses.

Interest expenses and financing costs were $17 million and $34 million for the three and six months ended June 30, 2018, respectively compared to $13 million and $26 million for the three and six months ended June 30, 2017, respectively. The increase was primarily attributable to interest due on the 4.0% Senior Notes issued by the Company in the fourth quarter of 2017, as well as interest due on the Dekania Notes issued by Novae in 2004.

The financial results for the three and six months ended June 30, 2018 resulted in a tax expense of $1 million and $nil, respectively, compared to a tax benefit of $3 million and $13 million, for the three and six months ended June 30, 2017, respectively.

The tax expense of $1 million and $nil recognized in the three and six months ended June 30, 2018, respectively, were primarily driven by the generation of pre-tax income in our U.S. operations, offset by the generation of pre-tax losses in our U.K. and European operations.

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

Reorganization Expenses

Reorganization related expenses were $19 million and $32 million for the three and six months ended June 30, 2018, respectively, compared to $nil for the three and six months ended June 30, 2017 related to the transformation program launched earlier this year. This program encompasses the integration of Novae which commenced in the fourth quarter of 2017, the realignment of our accident and health business, together with other initiatives designed to increase our efficiency and enhance our profitability while delivering a customer-centric operating model.

We expect to achieve annual run-rate cost savings of approximately $100 million with effect from 2020. These expense savings will be achieved through the elimination of redundant roles, efficiencies introduced through organizational redesign, operating efficiency improvements, integration of systems, and the rationalization of third party contracts and professional fees.

In order to achieve annual run-rate cost savings across the transformation program with effect from 2020, we expect to incur cumulative pre-tax reorganization charges of approximately $100 million by 2020. Pre-tax reorganization charges of $48 million have already been incurred since the third quarter 2017. These expenses are not included in operating income.

Bargain Purchase Gain

On April 1, 2017, we acquired general aviation insurer and reinsurer, Aviabel. The purchase price was allocated to the assets acquired and liabilities assumed of Aviabel based on the estimated fair values on the closing date and a bargain purchase gain of $15 million was recognized for the three and six months ended June 30, 2017.

Interest in Income (Loss) of Equity Method Investments

Interest income (loss) of equity method investments represents our share of income (loss) related to investments where we have significant influence over the operating and financial policies of the investee.

Interest in income of equity method investments was $3 million for both the three and six months ended June 30, 2018 relating to our share of income in a company where we have a significant influence over the operating and financial policies.

Interest in loss of equity method investments was $2 million and $8 million for the three and six months ended June 30, 2017, respectively. This includes impairment losses of $3 million and $9 million for the three and six months ended June 30, 2017, respectively, related to an investment in a U.S. based insurance company, partially offset by income of $1 million for each of the three and six months ended June 30, 2017, relating to our share of income in a company where we have a significant influence over the operating and financial policies.

Financial Measures

We believe the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

	Three months ended and at June 30,		Six months ended and at June 30,
	2018	2017	2018	2017

Annualized ROACE	8.3%	6.7%	6.9%	3.5%
Annualized operating ROACE	9.5%	8.6%	10.1%	6.3%
Ex-PGAAP operating return on average common equity	10.7%	nm	11.3%	nm
Diluted book value per common share(1)	$52.47	$60.45	$52.47	$60.45
Cash dividends declared per common share	0.39	0.38	0.78	0.76
Increase (decrease) in diluted book value per common share adjusted for dividends	$0.29	$1.94	$(6.43)	$4.32

nm – not meaningful

(1)
Diluted book value per common share represents total common shareholders’ equity divided by the number of common shares and diluted common share equivalents outstanding, determined using the treasury stock method. Cash settled awards are excluded.

Return on Equity
Our objective is to generate superior returns on capital that appropriately reward our common shareholders for the risks we assume and to grow revenue only when we expect the returns will meet or exceed our requirements. We recognize that the nature of underwriting cycles and the frequency or severity of large loss events in any one year may challenge the ability to achieve a profitability target in any specific period, therefore our goal is to achieve top-quintile industry operating ROACE and growth in book value per share adjusted for dividends, with volatility consistent with the industry average across underwriting cycles.
ROACE reflects the impact of net income (loss) available (attributable) to common shareholders including net investment gains (losses), foreign exchange losses (gains), reorganization expenses and bargain purchase gain.

The increase in ROACE for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, was primarily driven by a decrease in average common equity due to net losses attributable to common shareholders generated over the past twelve months, unrealized investment losses reported in other comprehensive income and common share dividends declared.
The increase in ROACE for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was primarily driven by an increase in underwriting income and foreign exchange gains, partially offset by amortization of VOBA and intangible assets associated with the acquisition of Novae, net investment losses, reorganization expenses, and the bargain purchase gain related to the acquisition of Aviabel that was recognized in 2017 together with a decrease in average common equity.
Operating ROACE excludes the impact of net investment gains (losses), foreign exchange losses (gains), reorganization expenses and bargain purchase gain.
The increase in operating ROACE for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, was primarily driven by an increase in underwriting income, partially offset by amortization of VOBA and intangible assets associated with the acquisition of Novae.
The increase in operating ROACE in the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was primarily driven by an increase in underwriting income, together with a decrease in corporate expenses, partially offset by amortization of VOBA and intangible assets associated with the acquisition of Novae and reorganization expenses.
Ex-PGAAP operating ROACE excludes the impact of amortization of VOBA and intangible assets, net of tax and amortization of acquisition costs, net of tax both associated with Novae's balance sheet at October 2, 2017. Ex-PGAAP operating ROACE three and six months ended June 30, 2018 was 10.7% and 11.3% respectively.
Diluted Book Value per Common Share
We consider diluted book value per common share to be an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis will ultimately translate into appreciation of our stock price.
Diluted book value per common share decreased by 13% to $52.47 at June 30, 2018, from $60.45 at June 30, 2017, which primarily reflected net losses attributable to common shareholders generated over the past twelve months of $350 million, unrealized investment losses reported in other comprehensive income and common share dividends declared.
Cash Dividends Declared per Common Share
We believe in returning excess capital to our shareholders by way of dividends (as well as share repurchases) accordingly, our dividend policy is an integral part of the value we create for our shareholders. Our cumulatively strong earnings have permitted our Board of Directors to approve fourteen successive increases in quarterly common share dividends.
Diluted Book Value per Common Share Adjusted for Dividends
Diluted book value per common share adjusted for dividends increased by $0.29 or 1% per common share for the three months ended June 30, 2018 and decreased by $6.43, or 11%, per common share over the past twelve months.
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

During the three months ended June 30, 2018, total value created was primarily driven by the net income generated in the quarter, partially offset by an increase in unrealized investment losses reported in accumulated other comprehensive income.

During the six months ended June 30, 2018, the reduction in total value was primarily driven by the unrealized investment losses reported in accumulated other comprehensive income, partially offset by net income generated in the year.

During the three and six months ended June 30, 2017, respectively, total value created consisted primarily of net income generated and an increase in unrealized gains on investments reported in accumulated other comprehensive income, partially offset by common dividends declared.

UNDERWRITING RESULTS – CONSOLIDATED

The following table provides our group underwriting results for the periods indicated. Underwriting income is a pre-tax measure of underwriting profitability that takes into account net premiums earned and other insurance related income (loss) as revenues and net losses and loss expenses, acquisition costs and underwriting-related general and administrative costs as expenses.

	Three months ended June 30,			Six months ended June 30,
	2018	% Change	2017	2018	% Change	2017

Revenues:
Gross premiums written	$1,650,825	21%	$1,362,327	$4,313,620	32%	$3,274,199
Net premiums written	1,000,455	5%	956,017	2,986,326	21%	2,464,976
Net premiums earned	1,185,548	21%	981,431	2,352,950	23%	1,920,133
Other insurance related income (losses)	3,730	46%	2,560	10,335	nm	(1,222)

Expenses:
Current year net losses and loss expenses	(766,757)		(676,265)	(1,482,409)		(1,308,000)
Prior year reserve development	60,116		70,933	114,423		95,727
Acquisition costs	(231,952)		(204,361)	(461,212)		(394,153)
Underwriting-related general and administrative expenses(1)	(134,959)		(117,286)	(274,624)		(239,086)
Underwriting income(2)	$115,726	nm	$57,012	$259,463	nm	$73,399

General and administrative expenses(1)	$165,213		$147,816	$335,049		$309,075
Income before income taxes and interest in income (loss) of equity method investments(2)	$101,132		$94,328	$173,301		$110,613

nm – not meaningful

(1)
Underwriting-related general and administrative expenses is a non-GAAP measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to total general and administrative expenses, the most comparable GAAP measure, is presented in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.

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

Underwriting Revenues

Gross and net premiums written by segment were as follows:

	Gross Premiums Written
	Three months ended June 30,			Six months ended June 30,
	2018	% Change	2017	2018	% Change	2017

Insurance	$1,026,644	34%	$764,202	$1,907,492	46%	$1,309,464
Reinsurance	624,181	4%	598,125	2,406,128	22%	1,964,735
Total	$1,650,825	21%	$1,362,327	$4,313,620	32%	$3,274,199

% ceded
Insurance	42%	7 pts	35%	40%	5 pts	35%
Reinsurance	36%	13 pts	23%	24%	6 pts	18%
Total	39%	9 pts	30%	31%	6 pts	25%

	Net Premiums Written
	Three months ended June 30,			Six months ended June 30,
	2018	% Change	2017	2018	% Change	2017

Insurance	$598,179	21%	$496,109	$1,146,071	34%	$852,945
Reinsurance	402,276	(13%)	459,908	1,840,255	14%	1,612,031
Total	$1,000,455	5%	$956,017	$2,986,326	21%	$2,464,976

Gross Premiums Written:

Gross premiums written for the three and six months ended June 30, 2018 increased by $288 million or 21% and $1 billion or 32%, respectively, compared to the three and six months ended June 30, 2017. The increase for the three and six months ended June 30, 2018, compared to the same periods in 2017, was due to an increase in both the reinsurance and insurance segments.

The reinsurance segment's gross premiums written increased by $26 million or 4% and $441 million or 22% for the three and six months ended June 30, 2018, respectively, compared to the same period in 2017.

The increase in the reinsurance segment's gross premiums written for the three months ended June 30, 2018 included $33 million attributable to catastrophe, marine and aviation lines associated with our acquisition of Novae. Excluding the impact of Novae, gross premiums written decreased by $7 million or 1% ($15 million or 2% on a constant currency basis1) for the three months ended June 30, 2018, compared to the same period of 2017, driven by liability and catastrophe lines, partially offset by an increase in credit and surety lines.

The increase for the six months ended June 30, 2018, compared to the same period in 2017, included $83 million attributable to catastrophe, marine and aviation lines associated with our acquisition of Novae. In addition, gross premiums written increased by $358 million or 18% ($271 million or 14% on a constant currency basis1) for the six months ended June 30, 2018 compared to the same period of 2017, driven by motor, credit and surety, accident and health and catastrophe lines, partially offset by a decrease in marine and other lines.

The insurance segment's gross premiums written increased by $262 million or 34% and $598 million or 46% for the three and six months ended June 30, 2018, respectively, compared to the same period in 2017.

(1) Amounts presented on a constant currency basis are non-GAAP financial measures as defined in Item10 (e) of SEC Regulation S-K. The constant currency basis is calculated by applying the average foreign exchange rate from the current year to the prior year balance.

The increase in the insurance segment gross premiums written for the three months ended June 30, 2018 included $291 million attributable to property, professional lines, marine, and credit and political risk lines associated with our acquisition of Novae. Excluding the impact of Novae, gross premiums written decreased by $29 million, or 4% ($45 million or 6% on a constant currency basis) for the three months ended June 30, 2018, compared to the same period of 2017, attributable to property and marine lines, partially offset by an increase in premiums written in professional lines.

The increase in the insurance segment gross premiums written for the six months ended June 30, 2018 included $593 million attributable to property, marine, professional lines, and credit and political risk lines associated with our acquisition of Novae.

Ceded Premiums Written:

Ceded premiums written for the three and six months ended June 30, 2018 were $650 million or 39% of gross premiums written and $1.3 billion or 31% of gross premiums written, respectively, compared to $406 million or 30% of gross premiums written and $809 million or 25% of gross premiums written, respectively, for the three and six months ended June 30, 2017. The increase in the ceded premiums written was attributable to both segments.

The increase in the reinsurance segment ceded premiums written of $84 million or 61% for the three months ended June 30, 2018, compared to the same period in 2017, was attributable to accident and health, catastrophe and agriculture lines.

The increase in the reinsurance segment ceded premiums written for the six months ended June 30, 2018 compared to the same period in 2017, included $26 million attributable to catastrophe, marine and aviation lines associated with the acquisition of Novae. In addition, ceded premiums written increased by $187 million, or 53% for the six months ended June 30, 2018 compared to the same period in 2017, attributable to accident and health, catastrophe and credit and surety lines.

The increase in the insurance segment ceded premiums written for the three months ended June 30, 2018 compared to the same period in 2017, included $111 million primarily attributable to property and professional lines associated with our acquisition of Novae. In addition, ceded premiums increased by $50 million or 19% for the three months ended June 30, 2018, compared to the same period in 2017 primarily driven by property and professional lines.

The increase in the insurance segment ceded premiums written for the six months ended June 30, 2018 compared to the same period in 2017, included $228 million primarily attributable to property, professional lines and marine lines associated with our acquisition of Novae. In addition, ceded premiums increased by $77 million or 17% for the six months ended June 30, 2018, compared to the same period in 2017, primarily driven by professional lines and property lines.

Net Premiums Earned:

Net premiums earned by segment were as follows:

	Three months ended June 30,					Six months ended June 30,
	2018		2017		% Change	2018		2017		% Change

Insurance	$577,271	49%	$417,541	43%	38%	$1,157,330	49%	$809,504	42%	43%
Reinsurance	608,277	51%	563,890	57%	8%	1,195,620	51%	1,110,629	58%	8%
Total	$1,185,548	100%	$981,431	100%	21%	$2,352,950	100%	$1,920,133	100%	23%

Net premiums earned for the three and six months ended June 30, 2018 increased by $204 million or 21% and $433 million or 23%, respectively, compared to the three and six months ended June 30, 2017. The increases for the three and six months ended June 30, 2018 compared to the same period in 2017, was driven by increases in both the insurance and reinsurance segments.

Net premiums earned increased by $160 million or 38% in our insurance segment for the three months ended June 30, 2018 compared to the same period in 2017. The increase in net premiums earned included $171 million primarily attributable to property and marine lines associated with our acquisition of Novae. Excluding the impact of Novae, net premiums earned decreased by $12 million, or 3% ($20 million or 5% on a constant currency basis) driven by property and professional lines, partially offset by an increase in liability lines.

Net premiums earned increased by $348 million or 43% in our insurance segment for the six months ended June 30, 2018 compared to the same period in 2017. The increase in net premiums earned included $349 million primarily attributable to property, marine, credit and political risk and professional lines associated with our acquisition of Novae.

Net premiums earned increased by 8% in our reinsurance segment for the three months ended June 30, 2018 compared to the same period in 2017. The increase in net premiums earned included $23 million primarily attributable to catastrophe, marine and aviation lines associated with our acquisition of Novae. In addition, net premiums earned increased by $21 million, or 4% ($13 million or 2% on a constant currency basis) for the three months ended June 30, 2018 compared to the same period in 2017, driven by motor and credit and surety lines, partially offset by a decrease in marine lines.

Net premiums earned increased by 8% in our reinsurance segment for the six months ended June 30, 2018 compared to the same period in 2017. The increase in net premiums earned included $36 million primarily attributable to catastrophe, marine and aviation lines associated with our acquisition of Novae. In addition, net premiums earned increased by $49 million, or 4% ($35 million or 3% on a constant currency basis) for the six months ended June 30, 2018 compared to the same period in 2017, driven by motor, catastrophe, accident and health and liability lines, partially offset by decreases in marine and other, and agriculture lines.

Other Insurance Related Income (Losses):

Other insurance related income was $4 million for the three months ended June 30, 2018, compared to $3 million for the same period in 2017. The increase in other insurance related income of $1 million for the three months ended June 30, 2018 compared to the same period in 2017, was driven by a decrease in realized losses and unfavorable mark-to-market adjustments on our weather and commodities derivative portfolio which we no longer write, partially offset by a decrease in fees from strategic capital partners.

Other insurance related income was $10 million for the six months ended June 30, 2018, compared to other insurance related loss of $1 million for the same period in 2017. The increase in other insurance related income of $12 million for the six months ended June 30, 2018 compared to the same period in 2017, was driven by a decrease in realized losses and unfavorable mark-to-market adjustments on our weather and commodities derivative portfolio which we no longer write, partially offset by a decrease in fees from strategic capital partners.

Underwriting Expenses

The following table provides a breakdown of our combined ratio:

	Three months ended June 30,			Six months ended June 30,
	2018	% Point Change	2017	2018	% Point Change	2017

Current accident year loss ratio excluding catastrophe and weather-related losses	61.5%	(2.3)	63.8%	59.9%	(3.8)	63.7%
Catastrophe and weather-related losses ratio	3.2%	(1.9)	5.1%	3.1%	(1.3)	4.4%
Current accident year loss ratio	64.7%	(4.2)	68.9%	63.0%	(5.1)	68.1%
Prior year reserve development	(5.1%)	2.1	(7.2%)	(4.9%)	0.1	(5.0%)
Net loss and loss expense ratio	59.6%	(2.1)	61.7%	58.1%	(5.0)	63.1%
Acquisition cost ratio	19.6%	(1.2)	20.8%	19.6%	(0.9)	20.5%
General and administrative expense ratio(1)	13.9%	(1.2)	15.1%	14.3%	(1.9)	16.2%
Combined ratio	93.1%	(4.5)	97.6%	92.0%	(7.8)	99.8%

(1)
The general and administrative expense ratio includes corporate expenses not allocated to reportable segments of 2.6% and 3.1% for the three months ended June 30, 2018 and 2017, respectively. These costs are further discussed in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net'.

Current Accident Year Loss Ratio:

The current accident year loss ratio decreased to 64.7% and 63.0% for the three and six months ended June 30, 2018, respectively, from 68.9% and 68.1% for the same periods in 2017. The decrease in the current accident year loss ratio for the three and six months ended June 30, 2018 compared to the same periods in 2017, was impacted by a lower level of catastrophe and weather-related losses. During the three and six months ended June 30, 2018, we incurred $38 million or 3.2 points and $73 million or 3.1 points, respectively, in pre-tax catastrophe and weather-related losses primarily attributable to the Hawaii Volcano, the Papua New Guinea earthquake, together with U.S. and European weather-related events. Comparatively, during the three and six months ended June 30, 2017, we incurred pre-tax catastrophe and weather-related losses of $50 million or 5.1 points and $85 million or 4.4 points, respectively.

After adjusting for the impact of catastrophe and weather-related losses, our current accident year loss ratio for the three and six months ended June 30, 2018 was 61.5% and 59.9%, respectively, compared to 63.8% and 63.7%, respectively, for the three and six months ended June 30, 2017. The decrease in the current accident year loss ratio after adjusting for the impact of catastrophe and weather-related losses for the three months ended June 30, 2018 compared to the same period in 2017, was principally due to changes in business mix predominantly related to the acquisition of Novae, together with favorable impact of rate and trend, partially offset by an increase in attritional loss experience in insurance property lines.

For further discussion on current accident year loss ratios, refer to the insurance and reinsurance segment discussions below.

Estimates of Significant Catastrophe Events:

Our June 30, 2018 net reserves for losses and loss expenses includes estimated amounts for numerous catastrophe events. We caution that the magnitude and/or complexity of losses arising from certain of these events, in particular Hurricanes Harvey, Irma and Maria, the two earthquakes in Mexico and the wildfires in Northern and Southern California which occurred in 2017 inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserves for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.
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

Prior Year Reserve Development:

Our favorable prior year reserve development was the net result of several underlying reserve developments on prior accident years, identified during our quarterly reserve review process. The following table presents prior year reserve development by segment:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Insurance	$24,294	$19,787	$47,068	$27,652
Reinsurance	35,822	51,146	67,355	68,075
Total	$60,116	$70,933	$114,423	$95,727

Overview

Short-tail business:

Our short tail business includes the underlying exposures in our property and other, marine and aviation reserve classes within our insurance segment, and our property and other reserve class within our reinsurance segment.

These reserve classes contributed net favorable prior year reserve development of $43 million and $81 million for the three and six months ended June 30, 2018, respectively, compared to net favorable prior year reserve development of $31 million and $35 million for the three and six months ended June 30, 2017, respectively, reflecting the recognition of better than expected loss emergence.

Medium-tail business:

Our medium-tail business consists primarily of insurance and reinsurance professional reserve classes, credit and political risk insurance reserve class and credit and surety reinsurance reserve class.

Our reinsurance professional reserve class recognized net favorable prior year development of $8 million for the six months ended June 30, 2018 and net favorable prior year development of $11 million and $27 million for the three and six months ended June 30, 2017, respectively. Our insurance professional reserve class recognized net favorable $11 million and $19 million for the three and six months ended June 30, 2017, respectively. The net favorable prior year loss development on these reserve classes continued to reflect generally favorable experience as we continued to transition to more experienced based methods.

Our credit and surety reinsurance reserve class recorded net favorable prior year reserve development of $9 million and $14 million for the three and six months ended June 30, 2018, respectively, due to the recognition of better than expected loss emergence.

Long-tail business:

Our long-tail business consists primarily of liability and motor reserve classes.

Our reinsurance liability reserve class contributed net favorable prior year reserve development of $6 million and $8 million for the three and six months ended June 30, 2018 compared to net favorable prior year reserve development of $16 million and $40 million for the three and six months ended June 30, 2017, respectively. The net favorable prior year reserve development primarily reflected the progressively increased weight given by management to experience based indications on older accident years, which has generally been favorable.

Our insurance liability reserve class recorded net adverse prior year development of $7 million for the six months ended June 30, 2018 primarily related to slight reserve strengthening within our U.S. excess casualty business. For the six months ended June 30, 2017, our insurance liability reserve class recorded net adverse prior year development of $7 million, primarily attributable to reserve strengthening within our run-off Bermuda excess casualty book of business.

Our motor reinsurance reserve class recognized net favorable prior year reserve development of $5 million and $9 million for the three and six months ended June 30, 2018, respectively, primarily attributable to non proportional treaty business on older accident years. For six months ended June 30, 2017, our motor reinsurance reserve class recognized net adverse prior year reserve development of $20 million mainly driven by the decrease in the discount rate used to calculate lump sum awards in U.K. bodily injury cases, known as the Ogden Rate which changed from plus 2.5% to minus 0.75% effective March 20, 2017.

We caution that conditions and trends that impacted the development of our liabilities in the past may not necessarily occur in the future.

The following tables reconcile reserve classes to the lines of business categories and the expected claim tails:

Insurance Segment
Reported Lines of Business

Reserve Classes	Tail	Property	Marine	Terrorism	Aviation	Credit and Political Risk	Professional Lines	Liability	Accident and Health	Discontinued lines - Novae

Property and Other	Short	X		X					X	X
Marine	Short		X
Aviation	Short				X
Credit and Political Risk	Medium					X
Professional Lines	Medium						X			X
Liability	Long							X		X

Reinsurance Segment
Reported Lines of Business

Reserve Classes	Tail	Catastrophe	Property	Credit and Surety	Professional Lines	Motor	Liability	Engineering	Agriculture	Marine and Other	Accident and Health	Discontinued lines - Novae

Property and Other	Short	X	X					X	X	X	X	X
Credit and Surety	Medium			X
Professional Lines	Medium				X
Motor	Long					X						X
Liability	Long						X					X

The following sections provide further details on prior year reserve development by segment, reserving class and accident year.

Insurance Segment:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Property and other	$22,318	$3,735	$39,508	$3,517
Marine	3,363	9,408	14,635	15,496
Aviation	1,239	(1,968)	(2,453)	(3,513)
Credit and political risk	(687)	(18)	78	(35)
Professional lines	(1,673)	11,299	2,234	18,750
Liability	(266)	(2,669)	(6,934)	(6,563)
Total	$24,294	$19,787	$47,068	$27,652

For the three months ended June 30, 2018 we recognized $24 million of net favorable prior year reserve development, the principal component of which was:

•	$22 million of net favorable prior year reserve development on property and other business primarily due to generally better than expected loss emergence related to the 2017 catastrophe events.

For the three months ended June 30, 2017 we recognized $20 million of net favorable prior year reserve development, the principal components of which were:

•	$11 million of net favorable prior year reserve development on professional lines business primarily related to accident years 2013 and 2014 due to the recognition of better than expected development.

•	$9 million of net favorable prior year reserve development on marine business primarily related to accident years 2013 through 2016 driven by better than expected loss emergence.

For the six months ended June 30, 2018 we recognized $47 million of net favorable prior year reserve development, the principal component of which was:

•	$40 million of net favorable prior year reserve development on property and other business primarily due to generally better than expected loss emergence related to the 2017 catastrophe events.

•	$15 million of net favorable prior year reserve development on marine business due to better than expected loss emergence on recent accident years.

•
$7 million of net adverse prior year reserve development on liability business due to slight reserve strengthening within our U.S. excess casualty book of business, mainly related to the 2013 to 2015 accident years.

For the six months ended June 30, 2017 we recognized $28 million of net favorable prior year reserve development, the principal components of which were:

•	$19 million of net favorable prior year reserve development on professional lines business primarily related to accident years 2013 and 2014 due to the recognition of better than expected development.

•	$15 million of net favorable prior year reserve development on marine business primarily related to accident years 2013 through 2016 driven by better than expected loss emergence.

•
$7 million of net adverse prior year development on liability business primarily attributable to reserve strengthening on two large claims within our run-off Bermuda excess casualty book of business impacting 2014 and prior accident years.

Reinsurance Segment:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Property and other	$16,058	$19,995	$29,120	$19,171
Credit and surety	8,712	1,610	13,698	1,524
Professional lines	(467)	10,921	8,106	26,846
Motor	5,334	2,540	8,525	(19,616)
Liability	6,185	16,080	7,906	40,150
Total	$35,822	$51,146	$67,355	$68,075

For the three months ended June 30, 2018 we recognized $36 million of net favorable prior year reserve development, the principal components of which were:

•
$16 million of net favorable prior year reserve development on property and other business primarily due to overall better than expected loss emergence related to the 2017 catastrophe events and better than expected loss emergence on agriculture business.

•	$9 million of net favorable prior year reserve development on credit and surety business due to generally better than expected prior year loss emergence.

•
$6 million of net favorable prior year reserve development on liability business reflecting the generally favorable experience on earlier accident years, particularly 2008, 2009 and 2013, reflecting the progressively increased weight given by management to experience based indications on older accident years, which has generally been favorable.

•	$5 million of net favorable prior year reserve development on motor business related to favorable experience on non proportional business on earlier accident years.

For the three months ended June 30, 2017 we recognized $51 million of net favorable prior year reserve development, the principal components of which were:

•	$20 million of net favorable prior year reserve development on property and other business primarily related to accident years 2011 through 2016 driven by better than expected loss emergence.

•	$16 million of net favorable prior year reserve development on liability business primarily related to accident years 2008 through 2013, for reasons discussed in the overview.

•	$11 million of net favorable prior year reserve development on professional lines business primarily related to earlier accident years, for reasons discussed in the overview.

For the six months ended June 30, 2018 we recognized $67 million of net favorable prior year reserve development, the principal components of which were:

•
$29 million of net favorable prior year reserve development on property and other business due to overall better than expected loss emergence related to the 2017 catastrophe events and better than expected loss emergence on agriculture business.

•	$14 million of net favorable prior year reserve development on credit and surety due to generally better than expected prior year loss emergence.

•	$9 million of net favorable prior year reserve development on motor business related to favorable non proportional business on earlier accident years.

•
$8 million of net favorable prior year reserve development on professional lines business reflecting the generally favorable experience on earlier accident years as we continue to transition to more experience based methods.

•
$8 million of net favorable prior year reserve development on liability business reflecting the generally favorable experience on earlier accident years reflecting the progressively increased weight given by management to experience based indications on older accident years, which has generally been favorable.

For the six months ended June 30, 2017 we recognized $68 million of net favorable prior year reserve development, the principal components of which were:

•	$40 million of net favorable prior year reserve development on liability business primarily related to accident years 2006 through 2014, for reasons discussed in the overview.

•	$27 million of net favorable prior year reserve development on professional lines business primarily related to earlier accident years, for reasons discussed in the overview.

•	$19 million of net favorable prior year reserve development on property and other business primarily related to 2011 through 2016 accident years driven by better than expected loss emergence.

•
$20 million of net adverse prior year reserve development on motor business related to the impact of the change in the Ogden rate, partially offset by continued better than expected loss emergence related to non-proportional business spanning multiple accident years.

Acquisition Cost Ratio:

The acquisition cost ratio decreased to 19.6% for both the three and six months ended June 30, 2018 from 20.8% and 20.5%, for the three and six months ended June 30, 2017, respectively, driven by our reinsurance segment primarily due to changes in business mix. This decrease was partially offset by an increase in our insurance segment attributable to changes in business mix largely due to the acquisition of Novae.

General and Administrative Expense Ratio:

The general and administrative expense ratio decreased to 13.9% and 14.3% for the three and six months ended June 30, 2018, respectively, from 15.1% and 16.2% for the three and six months ended June 30, 2017, respectively. The decrease was driven by both segments reflecting an increase in net premiums earned, a decrease in personnel costs, together with an increase in fees associated with arrangements with strategic capital partners, partially offset by Novae general and administrative expenses.

RESULTS BY SEGMENT

Insurance Segment

Results from our insurance segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2018	% Change	2017	2018	% Change	2017

Revenues:
Gross premiums written	$1,026,644	34%	$764,202	$1,907,492	46%	$1,309,464
Net premiums written	598,179	21%	496,109	1,146,071	34%	852,945
Net premiums earned	577,271	38%	417,541	1,157,330	43%	809,504
Other insurance related income	1,214	nm	508	1,833	nm	551

Expenses:
Current year net losses and loss expenses	(353,067)		(295,251)	(697,380)		(544,201)
Prior year reserve development	24,294		19,787	47,068		27,652
Acquisition costs	(90,864)		(62,390)	(178,193)		(116,394)
General and administrative expenses	(102,369)		(83,126)	(204,738)		(168,381)

Underwriting income (loss)	$56,479	nm	$(2,932)	$125,920	nm	$8,731

Ratios:		% Point Change			% Point Change
Current accident year loss ratio excluding catastrophe and weather-related losses	57.2%	(3.6)	60.8%	55.8%	(3.8)	59.6%
Catastrophe and weather-related losses ratio	4.0%	(5.9)	9.9%	4.5%	(3.1)	7.6%
Current accident year loss ratio	61.2%	(9.5)	70.7%	60.3%	(6.9)	67.2%
Prior year reserve development	(4.2%)	0.5	(4.7%)	(4.1%)	(0.7)	(3.4%)
Net loss and loss expense ratio	57.0%	(9.0)	66.0%	56.2%	(7.6)	63.8%
Acquisition cost ratio	15.7%	0.8	14.9%	15.4%	1.0	14.4%
General and administrative expense ratio	17.7%	(2.2)	19.9%	17.7%	(3.1)	20.8%
Combined ratio	90.4%	(10.4)	100.8%	89.3%	(9.7)	99.0%

nm – not meaningful

Gross Premiums Written:

The following table provides gross premiums written by line of business:

	Three months ended June 30,					Six months ended June 30,
	2018		2017		% Change	2018		2017		% Change

Property	$344,737	33%	$198,681	26%	74%	$639,943	34%	$343,245	26%	86%
Marine	95,690	9%	73,921	10%	29%	222,432	12%	139,522	11%	59%
Terrorism	15,812	2%	10,509	1%	50%	32,712	2%	22,323	2%	47%
Aviation	21,048	2%	21,037	3%	—%	42,061	2%	35,620	3%	18%
Credit and Political Risk	30,736	3%	15,139	2%	nm	75,466	4%	31,311	2%	nm
Professional Lines	297,243	29%	244,119	33%	22%	505,208	26%	399,588	31%	26%
Liability	150,167	15%	136,725	18%	10%	255,828	13%	227,328	17%	13%
Accident and Health	69,860	7%	64,071	8%	9%	130,537	7%	110,525	8%	18%
Discontinued Lines	1,351	—%	—	—%	nm	3,305	—%	—	—%	nm
Total	$1,026,644	100%	$764,202	100%	34%	$1,907,492	100%	$1,309,464	100%	46%

nm – not meaningful

Gross premiums written for the three months ended June 30, 2018 increased by $262 million or 34% compared to the three months ended June 30, 2017. The increase in gross premiums written included $291 million attributable to property, professional lines, marine, and credit and political risk lines associated with our acquisition of Novae. Excluding the impact of Novae, gross premiums written decreased by $29 million or 4% ($45 million or 6% on a constant currency basis) for three months ended June 30, 2018, compared to the same period in 2017, attributable to property lines following our exit from onshore energy business and some U.S. retail insurance operations, together with a decrease in marine lines partly due to timing differences. These decreases were partially offset by an increase in premiums written in professional lines driven by new business.

Gross premiums written for the six months ended June 30, 2018 increased by $598 million or 46% compared to the six months ended June 30, 2017. The increase in gross premiums written included $593 million attributable to property, marine, professional lines, and credit and political risk lines associated with our acquisition of Novae. In addition, gross premiums written increased by $5 million (decrease of $18 million or 1% on a constant currency basis) for six months ended June 30, 2018, compared to the same period in 2017, attributable to professional lines, liability, and accident and health lines driven by new business opportunities, together with an increase in aviation lines associated with our acquisition of Aviabel which was completed last year. These increases were largely offset by a decrease in property lines following our exit from onshore energy business and some U.S. retail insurance operations, together with a decrease in marine, and credit and political risk lines largely due to timing differences.

Ceded Premiums Written:

Ceded premiums written for the three and six months ended June 30, 2018 were $428 million or 42% of gross premiums written and $761 million or 40%, of gross premiums written respectively, compared to $268 million or 35% of gross premiums written and $457 million or 35% of gross premiums written, respectively, for the three and six months ended June 30, 2017.

The increase in ceded premiums written of $161 million or 60% for the three months ended June 30, 2018 compared to the same period in 2017, included $111 million primarily attributable to property and professional lines associated with our acquisition of Novae. In addition, ceded premiums increased by $50 million or 19% for the three months ended June 30, 2018, compared to the same period in 2017, primarily driven by property and professional lines.

The increase in ceded premiums written of $305 million or 67% for the six months ended June 30, 2018 compared to the same period in 2017, included $228 million primarily attributable to property, professional lines and marine lines associated with our acquisition of Novae. In addition, ceded premiums increased by $77 million or 17% for the six months ended June 30, 2018, compared to the same period in 2017, primarily driven by professional lines and property lines.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended June 30,					Six months ended June 30,
	2018		2017		% Change	2018		2017		% Change

Property	$189,402	32%	$119,746	29%	58%	$386,015	34%	$238,620	29%	62%
Marine	73,194	13%	35,936	9%	104%	149,569	13%	74,605	9%	100%
Terrorism	11,879	2%	8,848	2%	34%	26,386	2%	16,785	2%	57%
Aviation	17,702	3%	19,919	5%	(11%)	36,188	3%	30,766	4%	18%
Credit and Political Risk	26,281	5%	10,704	3%	nm	53,999	5%	20,883	3%	nm
Professional Lines	136,306	24%	127,342	30%	7%	271,918	23%	252,479	31%	8%
Liability	58,465	10%	43,559	10%	34%	109,562	9%	86,332	11%	27%
Accident and Health	56,103	10%	51,487	12%	9%	104,686	9%	89,031	11%	18%
Discontinued Lines	7,939	1%	—	—%	nm	19,007	2%	—	—%	nm
Total	$577,271	100%	$417,541	100%	38%	$1,157,330	100%	$809,504	100%	43%

nm - not meaningful

Net premiums earned for the three and six months ended June 30, 2018 increased by $160 million or 38% and $348 million or 43%, respectively, compared to the three and six months ended June 30, 2017.

The increase in net premiums earned for the three months ended June 30, 2018, compared to the same period in 2017, included $171 million primarily attributable to property and marine lines associated with our acquisition of Novae. Excluding the impact of Novae, net premiums earned decreased by $12 million, or 3% ($20 million or 5% on a constant currency basis) driven by property and professional lines, partially offset by an increase in liability lines. The decrease was due to an increase in ceded premiums earned together with a decrease in gross premiums earned in property lines, an increase in ceded premiums earned partially offset by an increase in gross premium earned in professional lines and an increase in gross premium earned in liability lines.

Net premiums earned increased by $348 million or 43% in our insurance segment for the six months ended June 30, 2018 compared to the same period in 2017. The increase in net premiums earned included $349 million primarily attributable to property, marine, credit and political risk and professional lines associated with our acquisition of Novae.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended June 30,			Six months ended June 30,
	2018	% Point Change	2017	2018	% Point Change	2017

Current accident year	61.2%	(9.5)	70.7%	60.3%	(6.9)	67.2%
Prior year reserve development	(4.2%)	0.5	(4.7%)	(4.1%)	(0.7)	(3.4%)
Loss ratio	57.0%	(9.0)	66.0%	56.2%	(7.6)	63.8%

Current Accident Year Loss Ratio:

The current accident year loss ratios decreased to 61.2% and 60.3% for the three and six months ended June 30, 2018, respectively, from 70.7% and 67.2% for the three and six months ended June 30, 2017, respectively.

The decrease in the current accident year loss ratio for the three and six months ended June 30, 2018 compared to the same period in 2017, was impacted by a lower level of catastrophe and weather-related losses. During the three and six months ended June 30, 2018 we incurred $23 million, or 4.0 points and $51 million or 4.5 points, respectively, in pre-tax catastrophe and weather-related losses, primarily attributable to the Hawaii Volcano, the Papua New Guinea earthquake together with U.S. and European weather-related events. Comparatively, during the three and six months ended June 30, 2017, we incurred $41 million or 9.9 points and $61 million or 7.6 points, respectively, in pre-tax catastrophe and weather-related losses.

After adjusting for the impact of the catastrophe and weather-related losses, our current accident year loss ratio for the three and six months ended June 30, 2018 was 57.2% and 55.8%, respectively, compared to 60.8% and 59.6% for the three and six months ended June 30, 2017, respectively.

The decrease in the current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses for the three months ended June 30, 2018 compared to the same period in 2017, was principally due to changes in business mix predominantly related to the acquisition of Novae, together with favorable impact of rate and trend and a decrease in attritional loss experience in liability lines, partially offset by an increase in attritional loss experience in property lines.

The decrease in the current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses for the six months ended June 30, 2018 compared to the same period in 2017, was principally due to changes in business mix predominantly related to the acquisition of Novae, together with favorable impact of rate and trend, partially offset by an increase in attritional loss experience in property, marine and aviation lines.

Refer to the ‘Prior Year Reserve Development’ section for further details.

Acquisition Cost Ratio:

The acquisition cost ratio increased to 15.7% and 15.4% for the three and six months ended June 30, 2018, respectively, from 14.9% and 14.4% for the three and six months ended June 30, 2017, respectively, primarily attributable to changes in business mix.

General and Administrative Expense Ratio:

The general and administrative expense ratio decreased to 17.7% for both the three and six months ended June 30, 2018, respectively, from 19.9% and 20.8% for the three and six months ended June 30, 2017, respectively, reflecting an increase in net premiums earned and a decrease in personnel costs, partially offset by general and administrative expenses associated with the acquisition of Novae and an increase in the allocation of corporate costs to the segment.

Reinsurance Segment

Results from our reinsurance segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2018	% Change	2017	2018	% Change	2017

Revenues:
Gross premiums written	$624,181	4%	$598,125	$2,406,128	22%	$1,964,735
Net premiums written	402,276	(13%)	459,908	1,840,255	14%	1,612,031
Net premiums earned	608,277	8%	563,890	1,195,620	8%	1,110,629
Other insurance related income (losses)	2,516	23%	2,052	8,502	nm	(1,773)

Expenses:
Current year net losses and loss expenses	(413,690)		(381,013)	(785,029)		(763,798)
Prior year reserve development	35,822		51,146	67,355		68,075
Acquisition costs	(141,088)		(141,971)	(283,019)		(277,759)
General and administrative expenses	(32,590)		(34,160)	(69,886)		(70,705)

Underwriting income	$59,247	(1%)	$59,944	$133,543	nm	$64,668
Ratios:		% Point Change			% Point Change
Current accident year loss ratio excluding catastrophe and weather-related losses	65.5%	(0.6)	66.1%	63.8%	(2.9)	66.7%
Catastrophe and weather-related losses ratio	2.5%	0.9	1.6%	1.9%	(0.2)	2.1%
Current accident year loss ratio	68.0%	0.3	67.7%	65.7%	(3.1)	68.8%
Prior year reserve development	(5.9%)	3.2	(9.1%)	(5.7%)	0.5	(6.2%)
Net loss and loss expense ratio	62.1%	3.6	58.5%	60.0%	(2.6)	62.6%
Acquisition cost ratio	23.2%	(2.0)	25.2%	23.7%	(1.3)	25.0%
General and administrative expense ratio	5.4%	(0.7)	6.1%	5.8%	(0.6)	6.4%
Combined ratio	90.7%	1.0	89.7%	89.5%	(4.5)	94.0%

nm – not meaningful

Gross Premiums Written:

The following table provides gross premiums written by line of business for the periods indicated:

	Three months ended June 30,					Six months ended June 30,
	2018		2017		% Change	2018		2017		% Change

Catastrophe	$148,304	23%	$135,560	24%	9%	$430,188	19%	$321,494	16%	34%
Property	60,293	10%	56,723	9%	6%	261,000	11%	251,264	13%	4%
Professional Lines	116,273	19%	120,584	20%	(4%)	222,452	9%	197,596	10%	13%
Credit and Surety	52,685	8%	25,143	4%	nm	249,000	10%	145,067	7%	72%
Motor	43,279	7%	42,093	7%	3%	455,355	19%	333,516	17%	37%
Liability	91,343	15%	118,095	20%	(23%)	250,352	10%	229,916	12%	9%
Agriculture	53,953	9%	58,094	10%	(7%)	199,350	8%	207,285	11%	(4%)
Engineering	6,604	1%	7,347	1%	(10%)	33,110	1%	47,880	2%	(31%)
Marine and Other	13,631	2%	2,665	—%	nm	40,279	2%	50,151	3%	(20%)
Accident and Health	37,808	6%	31,821	5%	19%	265,496	11%	180,567	9%	47%
Discontinued Lines	8	—%	—	—%	nm	(454)	—%	—	—%	nm
Total	$624,181	100%	$598,125	100%	4%	$2,406,128	100%	$1,964,735	100%	22%

nm – not meaningful

Gross premiums written increased by $26 million, or 4%, for the three months ended June 30, 2018 compared to the same period in 2017. The increase included $33 million attributable to catastrophe, marine and aviation lines associated with the acquisition of Novae. Excluding the impact of Novae, gross premiums written decreased by $7 million, or 1% ($15 million or 2% on a constant currency basis) for the three months ended June 30, 2018, compared to the same period of in 2017, driven by liability and catastrophe lines, partially offset by an increase in credit and surety lines.

The decrease in liability was largely due to timing differences and a lower level of premiums written on a multi year basis. The decrease in catastrophe lines was primarily due to premium adjustments, together with a lower level of premiums written on a multi year basis, partially offset by new business. The increase in credit and surety lines was largely due to favorable premiums adjustments and new business.

Gross premiums written increased by $441 million, or 22%, for the six months ended June 30, 2018 compared to the same period in 2017. The increase included $83 million attributable to catastrophe, marine and aviation lines associated with the acquisition of Novae. Excluding the impact of Novae, gross premiums written increased by $358 million, or 18% ($271 million or 14% on a constant currency basis) for the six months ended June 30, 2018, compared to the same period of in 2017, driven by motor, credit and surety, accident and health, and catastrophe partially offset by a decrease in marine and other lines.

The increase in motor and credit and surety lines was due to restructuring of large quota share treaties which affected the timing of premium recognition, together with impact of foreign exchange movements as the weakening of the U.S. dollar drove comparative premium increases in treaties denominated in foreign currencies in the first quarter. In addition, the increase in motor lines was attributable to rate increases in U.K. non-proportional motor business following the reduction in the Ogden Rate during the first quarter of 2017, together with new business. The increase in credit and surety lines was also due to favorable premium adjustments and new business. The increase in accident and health and catastrophe lines was due to new business. Increased line sizes on a number of treaties also contributed to the increase in catastrophe lines. These increases were partially offset by a decrease in marine and other due to the non-renewal of a large treaty.

Ceded Premiums Written:

Ceded premiums written for the three and six months ended June 30, 2018 were $222 million or 36% and $566 million or 24%, respectively, of gross premiums written compared to $138 million or 23% and $353 million or 18% of gross premiums written for the three and six months ended June 30, 2017, respectively.

The increase in ceded premiums written for the three months ended June 30, 2018 of $84 million or 64% for the three months ended June 30, 2018 compared to the same period in 2017, was attributable to accident and health, catastrophe, and agriculture lines primarily due to an increase in premiums ceded a new quota share retrocessional treaties which covers accident and health lines, together with an increase in premiums ceded to our strategic capital partners in catastrophe lines and an increase in premiums ceded associated with a new fronting arrangement in agriculture lines.

The increase in ceded premiums written for the six months ended June 30, 2018 included $26 million attributable to catastrophe and marine lines associated with the acquisition of Novae. Excluding the impact of Novae, ceded premiums written increased by $187 million, or 53% for the six months ended June 30, 2018 compared to the same period in 2017, attributable to accident and health, catastrophe and credit and surety lines primarily due to an increase in premiums ceded to two new quota share retrocessional treaties which cover accident and health lines, together with an increase in premiums ceded to two new quota share retrocessional treaties which cover credit and surety lines, as well as an increase in premiums ceded to our strategic capital partners in catastrophe lines.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended June 30,					Six months ended June 30,
	2018		2017		% Change	2018		2017		% Change

Catastrophe	$59,498	10%	$45,584	8%	31%	$121,352	9%	$87,103	9%	39%
Property	78,466	13%	72,249	13%	9%	156,923	13%	146,521	13%	7%
Professional Lines	51,558	8%	58,148	10%	(11%)	107,749	9%	118,046	11%	(9%)
Credit and Surety	65,746	11%	58,491	10%	12%	118,481	10%	114,538	10%	3%
Motor	117,975	19%	93,956	17%	26%	221,507	19%	181,421	16%	22%
Liability	89,511	15%	87,740	16%	2%	179,103	15%	168,573	15%	6%
Agriculture	35,330	6%	40,071	7%	(12%)	73,888	6%	92,867	8%	(20%)
Engineering	16,593	3%	16,775	3%	(1%)	34,298	3%	31,048	3%	10%
Marine and Other	12,616	2%	14,581	3%	(13%)	19,076	2%	27,751	2%	(31%)
Accident and Health	78,442	13%	76,295	14%	3%	156,999	13%	142,761	13%	10%
Discontinued Lines	2,542	—%	—	—%	nm	6,244	1%	—	—%	nm
Total	$608,277	100%	$563,890	100%	8%	$1,195,620	100%	$1,110,629	100%	8%

nm – not meaningful

Net premiums earned increased by $44 million or 8% and $85 million or 8% for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017.

The increase in net premiums earned for the three months ended June 30, 2018, compared to the same period in 2017, included $23 million primarily attributable to catastrophe, and marine and aviation lines associated with our acquisition of Novae. In addition, net premiums earned increased by $21 million, or 4% ($13 million or 2% on a constant currency basis) for the three months ended June 30, 2018 compared to the same period in 2017, driven by strong premium growth in motor, and credit and surety lines, partially offset by an increase in ceded premiums earned in credit and surety lines and a decrease in gross premiums earned in marine and other lines.

The increase in net premiums earned for the six months ended June 30, 2018, compared to the same period in 2017, included $36 million primarily attributable to catastrophe, and marine and aviation lines associated with our acquisition of Novae. In addition, net premiums earned increased by $49 million, or 4% ($35 million or 3% on a constant currency basis) for the six months ended June 30, 2018 compared to the same period in 2017, driven by strong premium growth in motor, catastrophe, accident and health, and liability lines, partially offset by an increase in ceded premiums earned in catastrophe, accident and health, liability and agriculture lines and a decrease in gross premiums earned in marine and other, and agriculture lines.

Other Insurance Related Income (Losses):

Other insurance related income was $3 million for the three months ended June 30, 2018, compared to other insurance related loss of $2 million for the same period in 2017. The increase of $1 million for the three months ended June 30, 2018 compared to the same period in 2017, reflected a decrease in realized losses and unfavorable mark-to-market adjustments related to our weather and commodities derivative business which we no longer write, partially offset by a decrease in fees from strategic capital partners.

Other insurance related income was $9 million for the six months ended June 30, 2018, compared to other insurance related loss of $2 million for the same period in 2017. The increase of $10 million for the six months ended June 30, 2018 compared to the same period in 2017, reflected a decrease in realized losses and unfavorable mark-to-market adjustments related to our weather and commodities derivative business which we no longer write, partially offset by a decrease in fees from strategic capital partners.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended June 30,			Six months ended June 30,
	2018	% Point Change	2017	2018	% Point Change	2017

Current accident year	68.0%	0.3	67.7%	65.7%	(3.1)	68.8%
Prior year reserve development	(5.9%)	3.2	(9.1%)	(5.7%)	0.5	(6.2%)
Loss ratio	62.1%	3.6	58.5%	60.0%	(2.6)	62.6%

Current Accident Year Loss Ratio:

The current accident year loss ratio decreased to 68.0% and 65.7% for the three and six months ended June 30, 2018 respectively, from 67.7% and 68.8% for the three and six months ended June 30, 2017, respectively.

During the three months ended June 30, 2018, we incurred pre-tax catastrophe and weather-related losses of $15 million or 2.5 points attributable to U.S. weather-related events. Comparatively, during the three months ended June 30, 2017 we incurred pre-tax catastrophe and weather-related losses of $9 million, or 1.6 points. The decrease in the current accident year loss ratios for the six months ended June 30, 2018 compared to the same period in 2017, was impacted by a slightly lower level of catastrophe and weather-related losses. During the six months ended June 30, 2018, we incurred pre-tax catastrophe and weather-related losses of $22 million or 1.9 points, attributable to Windstorm Friederike and U.S. weather-related events. Comparatively, during the six months ended June 30, 2017 we incurred pre-tax catastrophe and weather-related losses of $24 million or 2.1 points.

After adjusting for the impact of the catastrophe and weather-related losses, our current accident year loss ratio for the three and six months ended June 30, 2018 was 65.5% and 63.8%, respectively, compared to 66.1% and 66.7% for the three and six months ended June 30, 2017, respectively. The decrease in the current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses for the three and six months ended June 30, 2018 compared to the same period in 2017, was principally due favorable impact of rate and trend, partially offset by changes in business mix.

Refer to ‘Prior Year Reserve Development’ for further details.

Acquisition Cost Ratio:

The acquisition cost ratio decreased to 23.2% and 23.7% for the three and six months ended June 30, 2018, respectively, compared to 25.2% and 25.0% for the three and six months ended June 30, 2017, respectively, primarily attributable to changes in business mix. In addition, the adjustments related to loss sensitive features in underlying contracts favorably impacted the acquisition cost ratio for the three months ended June 30, 2018

General and Administrative Expense Ratio:

The general and administrative expense ratio decreased to 5.4% and 5.8% for the three and six months ended June 30, 2018, respectively, from 6.1% and 6.4% for the three and six months ended June 30, 2017, respectively, reflecting a decrease personnel costs together with an increase in fees associated with arrangements with strategic capital partners, partially offset by general and administrative expenses associated with the acquisition of Novae and an increase in the allocation of corporate costs to the segment.

OTHER EXPENSES (REVENUES), NET

The following table provides a breakdown of our other expenses (revenues), net:

	Three months ended June 30,			Six months ended June 30,
	2018	% Change	2017	2018	% Change	2017

Corporate expenses	$30,254	(1%)	$30,530	$60,425	(14%)	$69,989
Foreign exchange losses (gains)	(44,099)	nm	36,118	(6,239)	nm	57,583
Interest expense and financing costs	17,098	34%	12,751	33,861	33%	25,543
Income tax expense (benefit)	996	nm	(3,333)	(40)	nm	(12,670)
Total	$4,249	nm	$76,066	$88,007	nm	$140,445

nm – not meaningful

Corporate Expenses

Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 2.6% and 2.6% for the three and six months ended June 30, 2018, respectively, compared to 3.1% and 3.6% for the same periods in 2017, respectively.

The decrease in corporate expenses for the three months ended June 30, 2018 was primarily attributable to an increase in allocations of corporate costs to our insurance and reinsurance segments, largely offset by an increase in performance related compensation costs and information technology costs.

The decrease in corporate expenses for the six months ended June 30, 2018 was primarily attributable to a decrease in personnel costs and executive transition costs, together with an increase in the allocation of corporate costs to our insurance and reinsurance segments, partially offset by an increase in performance related compensation costs and information technology costs.

Foreign Exchange Losses (Gains)

Some of our business is written in currencies other than the U.S. dollar. Foreign exchange gains of $44 million for the three months ended June 30, 2018, were primarily attributable to the impact of the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities mainly denominated in pound sterling and euro

Foreign exchange gains of $6 million for the six months ended June 30, 2018 were primarily attributable to the impact of the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities mainly denominated in pound sterling and euro in the second quarter, largely offset by foreign exchange losses driven primarily by the impact of the weakening of the U.S. dollar on the re-measurement of net insurance-related liabilities mainly denominated in pound sterling and euro in the first quarter.

The foreign exchange losses of $36 million and $58 million for the three and six months ended June 30, 2017, respectively, were primarily attributable to the impact of the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities mainly denominated in pound sterling and euro. In addition, foreign exchange losses for the six months ended June 30, 2017 included the reclass of a cumulative translation adjustment balance of $24 million related to the wind-down of AXIS Specialty Australia from accumulated other comprehensive income to foreign exchange losses.

Interest Expense and Financing Costs

Interest expense and financing costs are related to interest due on 5.875% Senior Notes issued in 2010, 2.65% Senior Notes and the 5.15% Senior Notes issued in 2014, and 4.0% Senior Notes issued in 2017, as well as Dekania Notes issued by Novae in 2004. Interest expenses and financing costs increased by $4 million and $8 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, primarily attributable to costs associated with the 4.0% Senior Notes and Dekania Notes.

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

The tax expense of $1 million and $nil recognized for the three and six months ended June 30, 2018, respectively, was primarily driven by the generation of pre-tax income in our U.S. operations, largely offset by the generation of pre-tax losses in our U.K. and European operations.

The tax benefit of $3 million recognized for the three months ended June 30, 2017 was primarily driven by underwriting losses recognized in our U.S. operations and a tax adjustment related to the bargain purchase gain recognized in connection with the acquisition of Aviabel.

The tax benefit of $13 million recognized for the six months ended June 30, 2017 was primarily driven by share based compensation excess tax benefits which were recognized in the income statement, as well as underwriting losses recognized in our U.S. and European operations and a tax adjustment related to the bargain purchase gain recognized in connection with the acquisition of Aviabel.

NET INVESTMENT INCOME AND NET INVESTMENT GAINS (LOSSES)

Net Investment Income

The following table provides details of income earned from our cash and investment portfolio by major asset class:

	Three months ended June 30,			Six months ended June 30,
	2018	% Change	2017	2018	% Change	2017

Fixed maturities	$88,320	13%	$78,218	$172,279	11%	$155,625
Other investments	14,541	(38%)	23,639	28,246	(34%)	42,601
Equity securities	3,158	(27%)	4,347	4,916	(37%)	7,825
Mortgage loans	3,357	29%	2,597	6,483	28%	5,074
Cash and cash equivalents	5,627	64%	3,433	9,779	50%	6,529
Short-term investments	1,645	nm	660	2,520	nm	1,098
Gross investment income	116,648	3%	112,894	224,223	3%	218,752
Investment expense	(6,688)	(2%)	(6,831)	(13,262)	(5%)	(14,024)
Net investment income	$109,960	4%	$106,063	$210,961	3%	$204,728

Pre-tax yield:(1)
Fixed maturities	3.0%		2.8%	2.8%		2.7%

(1)	Pre-tax yield is calculated by dividing annualized net investment income by the average month-end amortized cost balances for the periods indicated.

Fixed Maturities

Net investment income attributable to fixed maturities for the three and six months ended June 30, 2018 was $88 million and $172 million, respectively, compared to net investment income of $78 million and $156 million for the three and six months ended June 30, 2017, respectively. The increase was due to the increase in yields as well as our acquisitions of Novae and Aviabel.

Other Investments

The following table provides details of total net investment income from other investments:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Hedge, direct lending, private equity and real estate funds	$11,867	$20,795	$22,457	$37,741
Other privately held investments	(394)	1,345	1,105	2,332
CLO-Equities	3,068	1,499	4,684	2,528
Total net investment income from other investments	$14,541	$23,639	$28,246	$42,601

Pre-tax return on other investments(1)	1.8%	3.0%	3.5%	5.4%

(1)
The pre-tax return on other investments is calculated by dividing total net investment income from other investments (non-annualized) by the average month-end fair value balances held for the periods indicated.

Net investment income attributable to other investments was $15 million and $28 million for the three and six months ended June 30, 2018, respectively, compared to net investment income of $24 million and $43 million for the three and six months ended June 30, 2017, respectively. The decrease was due to lower returns from hedge funds as a result of the weaker performance of global equity markets and lower returns from direct lending funds which were impacted by the decline in the euro.

Net Investment Losses

The following table provides details of net investment losses:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

On sale of investments:
Fixed maturities and short-term investments	$(38,681)	$3,097	$(50,588)	$(29,061)
Equity securities	1,147	6	17,428	15,600
	(37,534)	3,103	(33,160)	(13,461)
OTTI charges recognized in net income	(1,674)	(1,528)	(2,088)	(8,082)
Change in fair value of investment derivatives	5,134	(5,967)	7,157	(7,900)
Net unrealized gains (losses) on equity securities	(11,019)	—	(31,832)	—
Net investment losses	$(45,093)	$(4,392)	$(59,923)	$(29,443)

Net investment losses for the three months ended June 30, 2018 were $45 million compared to net investment losses of $4 million for the three months ended June 30, 2017, an increase of $41 million. For the three months ended June 30, 2018, the net investment losses were primarily due to the sale of U.S. government and Agency RMBS and net unrealized investment losses on equity securities of $11 million which were reported in net investment losses as opposed to other comprehensive income following the adoption of ASU 2016-01 in the first quarter of 2018.

Net investment losses for the six months ended June 30, 2018 were $60 million compared to the net investment losses of $29 million for the six months ended June 30, 2017, an increase of $31 million. For the six months ended June 30, 2018, net investment losses were primarily due to the sale of U.S. government and Agency RMBS and net unrealized investment losses on equity securities of $32 million which were reported in net investment losses as opposed to other comprehensive income following the adoption of ASU 2016-01.

On Sale of Investments

Generally, sales of individual securities occur when there are changes in the relative value, credit quality or duration of a particular issue. We may also sell securities to re-balance our investment portfolio in order to change exposure to particular asset classes or sectors.

OTTI Charges

The OTTI charges for the periods ended June 30, 2018 and 2017 were both $2 million. The OTTI charges for the six months ended June 30, 2018 were $2 million, compared to $8 million for the six months ended June 30, 2017, a decrease of $6 million. These OTTI charges were primarily due to impairments on non-U.S. denominated securities due of the decline in foreign exchange rates against the U.S. dollar.

Change in Fair Value of Investment Derivatives

From time to time, we economically hedge foreign exchange exposure of non-U.S. denominated securities by entering into foreign exchange forward contracts.

During 2017, we introduced the use of interest rate swaps to reduce duration risk of our fixed income portfolio.

For the three months ended June 30, 2018, we recorded gains of $2 million relating to foreign exchange contracts and gains of $3 million relating to interest rates swaps. For the three months ended June 30, 2017, we recorded losses of $2 million relating to foreign exchange contracts and losses of $4 million relating to interest rates swaps.

For the six months ended June 30, 2018, we recorded gains of $1 million relating to foreign exchange contracts and gains of $6 million relating to interest rates swaps. For the six months ended June 30, 2017, we recorded losses of $5 million relating to foreign exchange contracts and losses of $3 million relating to interest rates swaps.

Total Return

The following table provides details of the total return on cash and investments for the period indicated:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Net investment income	$109,960	$106,063	$210,961	$204,728
Net investments losses	(45,093)	(4,392)	(59,923)	(29,443)
Change in net unrealized gains (losses)(1)	(75,745)	78,992	(183,010)	175,123
Interest in income (loss) of equity method investments	3,378	(1,975)	3,378	(7,741)
Total	$(7,500)	$178,688	$(28,594)	$342,667

Average cash and investments(2)	$15,165,153	$14,354,498	$15,440,159	$14,492,970

Total return on average cash and investments, pre-tax:
Inclusive of investment related foreign exchange movements	—%	1.2%	(0.2%)	2.4%
Exclusive of investment related foreign exchange movements(3)	0.3%	1.0%	(0.1%)	2.1%

(1)	Change in net unrealized gains (losses) is calculated by taking net unrealized gains (losses) at period end less net unrealized gains (losses) at the prior period end.

(2)	The average cash and investments balance is calculated by taking the average of the month-end fair value balances held for the periods indicated.

(3)
Pre-tax total return on cash and investments excluding foreign exchange movements is a non-GAAP financial measure as defined in SEC Regulation S-K. The reconciliation to pre-tax total return on cash and investments, the most comparable GAAP financial measure, included foreign exchange gains (losses) of $(59) million and $28 million for the three months ended June 30, 2018 and 2017, respectively, and foreign exchange gains (losses) of $(19) million and $40 million for the six months ended June 30, 2018 and 2017, respectively.

CASH AND INVESTMENTS

The table below provides details of our cash and investments:

	June 30, 2018	December 31, 2017
	Fair Value	Fair Value

Fixed maturities	$11,739,305	$12,622,006
Equity securities	417,212	635,511
Mortgage loans	344,721	325,062
Other investments	916,191	1,009,373
Equity method investments	110,488	108,597
Short-term investments	168,944	83,661
Total investments	$13,696,861	$14,784,210

Cash and cash equivalents(1)	$1,526,693	$1,363,786

(1)	Includes restricted cash and cash equivalents of $437 million and $415 million at June 30, 2018 and at December 31, 2017, respectively.

Overview

The fair value of total investments decreased by $1.1 billion for the six months ended June 30, 2018, driven by the settlement of the RITC agreement of the 2015 and prior years of account of Syndicate 2007, funding of operating activities and the decline in market value of fixed maturities due to the rise in U.S. Treasury rates.

The following provides a further analysis on our investment portfolio by asset classes:

Fixed Maturities

The table below provides details of our fixed maturities portfolio:

	June 30, 2018		December 31, 2017
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$1,669,421	14%	$1,712,469	14%
Non-U.S. government	585,163	5%	806,299	6%
Corporate debt	4,870,972	41%	5,297,866	43%
Agency RMBS	1,699,728	14%	2,395,152	19%
CMBS	1,121,967	10%	777,728	6%
Non-Agency RMBS	39,304	1%	46,831	—%
ABS	1,614,034	14%	1,436,281	11%
Municipals(1)	138,716	1%	149,380	1%
Total	$11,739,305	100%	$12,622,006	100%

Credit ratings:
U.S. government and agency	$1,669,421	14%	$1,712,469	14%
AAA(2)	4,665,647	40%	4,990,848	39%
AA	842,792	7%	1,050,631	8%
A	1,919,126	16%	2,090,632	17%
BBB	1,631,552	14%	1,758,291	14%
Below BBB(3)	1,010,767	9%	1,019,135	8%
Total	$11,739,305	100%	$12,622,006	100%

(1)	Includes bonds issued by states, municipalities, and political subdivisions.

(2)	Includes U.S. government-sponsored agencies, Residential mortgage-backed securities ("RMBS") and Commercial mortgage-backed securities ("CMBS").

(3)	Non-investment grade and non-rated securities.

At June 30, 2018, fixed maturities had a weighted average credit rating of AA- (2017: AA-) and an average duration of 3.1 years (2017: 3.3 years), and a duration inclusive of interest rate swaps of 3.0 years (2017: 3.2 years). At June 30, 2018, inclusive of short-term investments and cash and cash equivalents, the average credit rating was AA- (2017: AA-) and duration inclusive of interest rate swaps was 2.7 years (2017: 2.9 years).

At June 30, 2018, net unrealized investment losses on fixed maturities were $173 million, compared to net unrealized investment gains of $11 million at December 31, 2017, a decrease of $184 million primarily due to the rise in U.S. Treasury rates.

Equity Securities

At June 30, 2018, net unrealized investment gains on equity securities were $51 million, compared to unrealized gains of $83 million at December 31, 2017, a decrease of $32 million driven by sales of equity securities and the decline in the euro against the U.S. dollar.

Mortgage Loans

During the six months ended June 30, 2018, our investment in commercial mortgage loans increased by $20 million. The commercial mortgage loans are high quality and collateralized by a variety of commercial properties and are diversified both geographically throughout the U.S. and by property type to reduce the risk of concentration. At June 30, 2018, there were no credit losses associated with our commercial mortgage loans portfolio.

Other Investments

The table below provides details of our other investments portfolio:

	June 30, 2018		December 31, 2017
	Fair Value	% of Total	Fair Value	% of Total

Hedge funds
Long/short equity funds	$26,693	3%	$38,470	4%
Multi-strategy funds	276,914	30%	286,164	28%
Event-driven funds	40,107	4%	39,177	4%
Total hedge funds	343,714	37%	363,811	36%

Direct lending funds	259,976	28%	250,681	25%
Private equity funds	65,513	7%	68,812	7%
Real estate funds	56,855	6%	50,009	5%
Total hedge, direct lending, private equity and real estate funds	726,058	78%	733,313	73%

Other privately held investments	47,613	5%	46,430	5%
CLO-Equities	26,153	4%	31,413	2%
Overseas deposits	116,367	13%	198,217	20%
Total other investments	$916,191	100%	$1,009,373	100%

During the six month period ended June 30, 2018, the fair value of total hedge funds decreased by $20 million driven by $30 million of net redemptions offset by $10 million of price appreciation. Certain of these funds may be subject to restrictions on redemptions which may limit our ability to liquidate these investments in the short term. See Note 3(c) to the Consolidated Financial Statements 'Investments' for further details on these restrictions and details on unfunded commitments relating to our other investment portfolio.

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

LIQUIDITY AND CAPITAL RESOURCES

Refer to the ‘Liquidity and Capital Resources’ section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 for a general discussion of our liquidity and capital resources. The following table summarizes our consolidated capital at:

	June 30, 2018	December 31, 2017

Debt	$1,377,206	$1,376,529

Preferred shares	775,000	775,000
Common equity	4,478,005	4,566,264
Shareholders’ equity	5,253,005	5,341,264
Total capital	$6,630,211	$6,717,793

Ratio of debt to total capital	20.8%	20.5%

Ratio of debt and preferred equity to total capital	32.5%	32.0%

We finance our operations with a combination of debt and equity capital. Our debt to total capital and debt and preferred equity to total capital ratios provide an indication of our capital structure, along with some insight into our financial strength.

At June 30, 2018, our debt and preferred equity to total capital ratio was elevated due to the issuance of $350 million of 4.0% Senior Notes on December 6, 2017. We intend to use a portion of the proceeds from the issuance of 4.0% Senior Notes to repay or redeem our 2.65% Senior Notes due on April 1, 2019.

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

Common Equity

During the six months ended June 30, 2018, our common equity decreased by $88 million. The following table reconciles our opening and closing common equity positions:

Six months ended June 30,	2018

Common equity - opening	$4,566,264
Treasury shares reissued	1,662
Share-based compensation expense	18,346
Unrealized gains (losses) on available for sale investments, net of tax	(180,194)
Foreign currency translation adjustment	(7,858)
Net income	176,719
Preferred share dividends	(21,313)
Common share dividends	(66,945)
Treasury shares repurchased	(8,676)
Common equity - closing	$4,478,005

During the six months ended June 30, 2018, we repurchased 0.2 million common shares for a total cost of $9 million in connection with the vesting of restricted stock awards granted under our 2007 Long-Term Equity Compensation Plan.

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

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At June 30, 2018, the Company had not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to this item since December 31, 2017, with the exception of the changes in exposure to foreign currency risk presented below.

Foreign Currency Risk
The table below provides a sensitivity analysis of our total net foreign currency exposures.

	AUD	NZD	CAD	EUR	GBP	JPY	Other	Total

At June 30, 2018
Net managed assets (liabilities), excluding derivatives	$45,480	$(3,376)	$103,097	$(176,160)	$99,809	$43,392	$143,476	$255,718
Foreign currency derivatives, net	(54,713)	3,047	(140,548)	337,459	(173,506)	—	3,819	(24,442)
Net managed foreign currency exposure	(9,233)	(329)	(37,451)	161,299	(73,697)	43,392	147,295	231,276
Other net foreign currency exposure	1	—	25	53	119	—	72,916	73,114
Total net foreign currency exposure	$(9,232)	$(329)	$(37,426)	$161,352	$(73,578)	$43,392	$220,211	$304,390
Net foreign currency exposure as a percentage of total shareholders’ equity	(0.2%)	—%	(0.7%)	3.1%	(1.4%)	0.8%	4.2%	5.8%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$(923)	$(33)	$(3,743)	$16,135	$(7,358)	$4,339	$22,021	$30,438

(1)	Assumes 10% change in underlying currencies relative to the U.S. dollar.

Total Net Foreign Currency Exposure

At June 30, 2018, our total net foreign currency exposure was $304 million net long, driven by increases in our exposures to the euro and other non-core currencies primarily due to new business written during the six months ended June 30, 2018.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) at June 30, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2018, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2018. Based upon that evaluation, there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information regarding the number of shares we repurchased during the three months ended June 30, 2018:

ISSUER PURCHASES OF EQUITY SECURITIES

Common Shares

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Repurchased Under the Announced Plans or Programs(b)

April 1-30, 2018	—	—	—	—
May 1-31, 2018	26	$57.98	—	—
June 1-30, 2018	—	—	—	—
Total	26		—	—

(a)	Shares are repurchased from employees to satisfy withholding tax liabilities upon the vesting of restricted stock units.

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

As and when allowed by the applicable law and regulations, certain of our non-U.S. subsidiaries provide treaty reinsurance coverage to non-U.S. insurers on a worldwide basis, including insurers of liability, marine, aviation and energy risks, and as a result, these underlying reinsurance portfolios may have some exposure to Iran. In addition, we underwrite insurance and facultative reinsurance on a global basis to non-U.S. insureds and insurers, including for liability, marine, aviation and energy risks. Coverage provided to non-Iranian business may indirectly cover an exposure in Iran. For example, certain of our operations underwrite global marine hull and cargo policies that provide coverage for vessels navigating into and out of ports worldwide, including Iran. For the quarter ended June 30, 2018, there has been no material amount of premium allocated or apportioned to activities relating to Iran. We intend for our non-U.S. subsidiaries to continue to provide such coverage only to the extent permitted by applicable law.

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
†101
The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017; (iv) Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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
Dated: August 8, 2018

AXIS CAPITAL HOLDINGS LIMITED
By:	/S/ ALBERT BENCHIMOL
Albert Benchimol
President and Chief Executive Officer
(Principal Executive Officer)

/S/ PETER VOGT
Peter Vogt
Chief Financial Officer
(Principal Financial Officer)