Form 10-Q
period 2018-09-30
AXIS CAPITAL HOLDINGS LTD
filed 2018-11-08
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
At October 31, 2018, there were 83,579,276 Common Shares, $0.0125 par value per share, of the registrant outstanding.

AXIS CAPITAL HOLDINGS LIMITED

PART I	FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. federal securities laws. All statements, other than statements of historical facts included in this report, including statements regarding our estimates, beliefs, expectations, intentions, strategies or projections are "forward-looking statements" to be covered by the safe harbor provisions for forward-looking statements in the U.S. federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as "may", "should", "could", "anticipate", "estimate", "expect", "plan", "believe", "predict", "potential" and "intend" or similar expressions. These forward-looking statements are not historical facts, and are based upon current expectations, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond management's control. Forward-looking statements contained in this report may include, but are not limited to, information regarding our estimates of losses related to catastrophes and other large losses, measurements of potential losses in the fair market value of our investment portfolio and derivative contracts, performance of our business, our financial results, our liquidity and capital resources, the outcome of our strategic initiatives, our expectations regarding estimated synergies and the success of the integration of acquired entities, our expectations regarding the estimated benefits and synergies relating to the Company's transformation program, our expectations regarding pricing and other market conditions, our growth prospects, and valuations of the potential impact of movements in interest rates, equity securities prices, credit spreads and foreign currency rates. Forward-looking statements only reflect our expectations and are not guarantees of performance.
These statements involve risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to the following:

•	the cyclical nature of the re(insurance) business leading to periods with excess underwriting capacity and unfavorable premium rates,

•	the occurrence and magnitude of natural and man-made disasters,

•	the impact of global climate change on our business, including the possibility that we do not adequately assess or reserve for the increased frequency and severity of natural catastrophes,

•	losses from war, terrorism and political unrest or other unanticipated losses,

•	actual claims exceeding our loss reserves,

•	general economic, capital and credit market conditions,

•	the failure of any of the loss limitation methods we employ,

•	the effects of emerging claims, coverage and regulatory issues, including uncertainty related to coverage definitions, limits, terms and conditions,

•	our inability to purchase reinsurance or collect amounts due to us,

•	the breach by third parties in our program business of their obligations to us,

•	difficulties with technology and/or data security,

•	the failure of our policyholders and intermediaries to pay premiums,

•	the failure of our cedants to adequately evaluate risks,

•	inability to obtain additional capital on favorable terms, or at all,

•	the loss of one or more key executives,

•	a decline in our ratings with rating agencies,

•	loss of business provided to us by our major brokers and credit risk due to our reliance on brokers,

•	changes in accounting policies or practices,

•	the use of industry catastrophe models and changes to these models,

•	changes in governmental regulations and potential government intervention in our industry,

•	failure to comply with certain laws and regulations relating to sanctions and foreign corrupt practices,

•	increased competition,

•	changes in the political environment of certain countries in which we operate or underwrite business including the United Kingdom's expected withdrawal from the European Union,

•	fluctuations in interest rates, credit spreads, equity securities prices and/or currency values,

•	the failure to successfully integrate acquired businesses or realize the expected synergies resulting from such acquisitions,

•	the failure to realize the expected benefits or synergies relating to the Company's transformation program and the integration of Novae Group plc,

•	changes in tax laws, and

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

Website and Social Media Disclosure

We use our website (www.axiscapital.com) and our corporate Twitter (@AXIS_Capital) and LinkedIn (AXIS Capital) accounts as channels of distribution of Company information. The information we post through these channels may be deemed material.  Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about AXIS Capital when you enroll your e-mail address by visiting the “E-mail Alerts” in the Investor Information section of our website (www.axiscapital.com). The contents of our website and social media channels are not, however, a part of this Quarterly Report on Form 10-Q.

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017

	2018	2017
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2018: $11,941,555; 2017: $12,611,219)	$11,767,697	$12,622,006
Equity securities, at fair value (Cost 2018: $376,007; 2017: $552,867)	433,311	635,511
Mortgage loans, held for investment, at amortized cost and fair value	333,018	325,062
Other investments, at fair value	833,563	1,009,373
Equity method investments	112,155	108,597
Short-term investments, at amortized cost and fair value	156,090	83,661
Total investments	13,635,834	14,784,210
Cash and cash equivalents	1,053,604	948,626
Restricted cash and cash equivalents	698,798	415,160
Accrued interest receivable	76,000	81,223
Insurance and reinsurance premium balances receivable	3,463,360	3,012,419
Reinsurance recoverable on unpaid and paid losses	3,439,080	3,338,840
Deferred acquisition costs	682,785	474,061
Prepaid reinsurance premiums	1,114,039	809,274
Receivable for investments sold	2,140	11,621
Goodwill	102,003	102,003
Intangible assets	247,927	257,987
Value of business acquired	58,511	206,838
Other assets	268,945	317,915
Total assets	$24,843,026	$24,760,177

Liabilities
Reserve for losses and loss expenses	$12,025,947	$12,997,553
Unearned premiums	4,242,108	3,641,399
Insurance and reinsurance balances payable	1,301,580	899,064
Senior notes and notes payable	1,377,582	1,376,529
Payable for investments purchased	220,183	100,589
Other liabilities	403,354	403,779
Total liabilities	19,570,754	19,418,913

Shareholders’ equity
Preferred shares	775,000	775,000
Common shares (shares issued 2018: 176,580; 2017: 176,580 shares outstanding 2018: 83,557; 2017: 83,161)	2,206	2,206
Additional paid-in capital	2,304,107	2,299,166
Accumulated other comprehensive income (loss)	(162,312)	92,382
Retained earnings	6,145,482	5,979,666
Treasury shares, at cost (2018: 93,023; 2017: 93,419 shares)	(3,792,211)	(3,807,156)
Total shareholders’ equity	5,272,272	5,341,264

Total liabilities and shareholders’ equity	$24,843,026	$24,760,177

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	Three months ended		Nine months ended
	2018	2017	2018	2017
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$1,224,075	$1,017,131	$3,577,026	$2,937,265
Net investment income	114,421	95,169	325,380	299,899
Other insurance related income (losses)	8,475	(3,197)	18,811	(4,420)
Bargain purchase gain	—	—	—	15,044
Net investment gains (losses):
Other-than-temporary impairment ("OTTI") losses	(5,546)	(5,412)	(7,634)	(13,493)
Other realized and unrealized investment gains (losses)	(12,082)	20,044	(69,917)	(1,318)
Total net investment gains (losses)	(17,628)	14,632	(77,551)	(14,811)
Total revenues	1,329,343	1,123,735	3,843,666	3,232,977

Expenses
Net losses and loss expenses	794,959	1,235,367	2,162,945	2,447,640
Acquisition costs	248,314	194,724	709,527	588,879
General and administrative expenses	154,894	124,629	489,944	433,704
Foreign exchange losses	8,305	32,510	2,066	90,093
Interest expense and financing costs	16,897	12,835	50,758	38,377
Transaction and reorganization expenses	16,300	5,970	48,125	5,970
Amortization of value of business acquired	39,018	—	149,535	—
Amortization of intangible assets	1,753	—	8,564	—
Total expenses	1,280,440	1,606,035	3,621,464	3,604,663

Income (loss) before income taxes and interest in income (loss) of equity method investments	48,903	(482,300)	222,202	(371,686)
Income tax benefit	3,525	25,877	3,565	38,547
Interest in income (loss) of equity method investments	1,667	(661)	5,045	(8,402)
Net income (loss)	54,095	(457,084)	230,812	(341,541)
Preferred share dividends	10,656	10,656	31,969	36,154
Net income (loss) available (attributable) to common shareholders	$43,439	$(467,740)	$198,843	$(377,695)

Per share data
Net income (loss) per common share:
Basic net income (loss)	$0.52	$(5.61)	$2.38	$(4.47)
Diluted net income (loss)	$0.52	$(5.61)	$2.37	$(4.47)
Weighted average common shares outstanding - basic	83,558	83,305	83,474	84,479
Weighted average common shares outstanding - diluted	84,107	83,305	83,939	84,479
Cash dividends declared per common share	$0.39	$0.38	$1.17	$1.14

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	Three months ended		Nine months ended
	2018	2017	2018	2017
	(in thousands)
Net income (loss)	$54,095	$(457,084)	$230,812	$(341,541)
Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized investment gains (losses) arising during the period	(26,061)	62,505	(257,521)	206,461
Adjustment for reclassification of net realized investment (gains) losses and OTTI losses recognized in net income	25,924	(13,286)	77,189	10,169
Unrealized investment gains (losses) arising during the period, net of reclassification adjustment	(137)	49,219	(180,332)	216,630
Foreign currency translation adjustment	994	8,088	(6,864)	46,824
Total other comprehensive income (loss), net of tax	857	57,307	(187,196)	263,454
Comprehensive income (loss)	$54,952	$(399,777)	$43,616	$(78,087)

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	2018	2017
	(in thousands)
Preferred shares
Balance at beginning of period	$775,000	$1,126,074
Shares repurchased	—	(351,074)
Balance at end of period	775,000	775,000

Common shares (par value)
Balance at beginning and end of period	2,206	2,206

Additional paid-in capital
Balance at beginning of period	2,299,166	2,299,857
Treasury shares reissued	(21,935)	(39,033)
Share-based compensation expense	26,876	30,692
Balance at end of period	2,304,107	2,291,516

Accumulated other comprehensive income (loss)
Balance at beginning of period	92,382	(121,841)
Unrealized gains (losses) on available for sale investments, net of tax:
Balance at beginning of period	89,962	(82,323)
Cumulative effect of adoption of ASU No. 2018-02	2,106	—
Cumulative effect of adoption of ASU No. 2016-01, net of taxes	(69,604)	—
Unrealized gains (losses) arising during the period	(180,332)	216,630
Balance at end of period	(157,868)	134,307
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	2,420	(39,518)
Foreign currency translation adjustment	(6,864)	46,824
Balance at end of period	(4,444)	7,306
Balance at end of period	(162,312)	141,613

Retained earnings
Balance at beginning of period	5,979,666	6,527,627
Cumulative effect of adoption of ASU No. 2018-02	(2,106)	—
Cumulative effect of adoption of ASU No. 2016-01, net of taxes	69,604	—
Net income (loss)	230,812	(341,541)
Preferred share dividends	(31,969)	(36,154)
Common share dividends	(100,525)	(98,273)
Balance at end of period	6,145,482	6,051,659

Treasury shares, at cost
Balance at beginning of period	(3,807,156)	(3,561,553)
Shares repurchased	(8,699)	(285,659)
Shares reissued	23,644	39,917
Balance at end of period	(3,792,211)	(3,807,295)

Total shareholders’ equity	$5,272,272	$5,454,699

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	2018	2017
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$230,812	$(341,541)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net investment losses	71,799	14,811
Net realized and unrealized gains on other investments	(41,924)	(56,759)
Amortization of fixed maturities	20,547	32,528
Interest in income (loss) of equity method investments	(3,557)	8,402
Amortization of value of business acquired	149,535	—
Other amortization and depreciation	32,934	19,279
Share-based compensation expense, net of cash payments	26,145	1,516
Non-cash foreign exchange losses	—	24,149
Bargain purchase gain	—	(15,044)
Changes in:
Accrued interest receivable	1,085	8,730
Reinsurance recoverable balances	(419,226)	60,522
Deferred acquisition costs	(214,500)	(123,961)
Prepaid reinsurance premiums	(311,498)	(178,464)
Reserve for loss and loss expenses	179,018	918,511
Unearned premiums	632,912	540,108
Insurance and reinsurance balances, net	(290,728)	(465,436)
Other items	67,813	(135,266)
Net cash provided by operating activities	131,167	312,085

Cash flows from investing activities:
Purchases of:
Fixed maturities	(6,707,576)	(6,250,608)
Equity securities	(59,040)	(108,804)
Mortgage loans	(78,079)	(20,812)
Other investments	(79,319)	(135,526)
Equity method investments	—	(1,000)
Short-term investments	(285,103)	(20,792)
Proceeds from the sale of:
Fixed maturities	5,956,644	5,354,398
Equity securities	223,098	232,755
Other investments	211,395	203,896
Short-term investments	153,687	19,284
Proceeds from redemption of fixed maturities	982,010	1,546,998
Proceeds from redemption of short-term investments	37,831	116,261
Proceeds from the repayment of mortgage loans	70,481	10,702
Purchase of other assets	(16,918)	(25,842)
Purchase of subsidiary, net	—	(73,067)
Net cash provided by investing activities	409,111	847,843

Cash flows from financing activities:
Repurchase of common shares - open market	—	(266,016)
Taxes paid on withholding shares	(8,699)	(24,480)
Dividends paid - common shares	(100,770)	(102,868)
Repurchase of preferred shares	—	(351,074)
Dividends paid - preferred shares	(31,969)	(42,188)
Net cash used in financing activities	(141,438)	(786,626)

Effect of exchange rate changes on foreign currency cash, cash equivalents, and restricted cash	(10,228)	16,318
Increase in cash, cash equivalents, and restricted cash	388,612	389,620
Cash, cash equivalents, and restricted cash - beginning of period	1,363,786	1,241,507
Cash, cash equivalents, and restricted cash - end of period	$1,752,398	$1,631,127

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Supplemental disclosures of cash flow information:
Income taxes paid	$12,108	$8,993
Interest paid	$42,856	$34,188

Supplemental disclosures of cash flow information: Consideration related to an agreement for the Reinsurance to Close ("RITC") of the 2015 and prior years of account of Syndicate 2007 of $819 million was paid in the period of which $600 million was settled by way of a transfer of securities and was treated as a non-cash activity in the Consolidated Statement of Cash Flows. Also refer to Note 6 'Reserve for Losses and Loss Expenses'.

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
Recognition and Measurement of Financial Assets and Financial Liabilities
Fixed maturities and equity securities are reported at fair value at the balance sheet date (see Note 4 'Fair Value Measurements'). Effective January 1, 2018, the Company adopted ASU 2016-01 "Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities," which:

•
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

Upon adoption of this guidance, net unrealized investment gains on equity securities of $70 million, net of deferred income taxes of $13 million, were reclassified from accumulated other comprehensive income to retained earnings. As prescribed, the prior period has not been restated to conform to the current presentation.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Standards Adopted in 2018

Revenue From Contracts With Customers

Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2014-09 "Revenue from Contracts with Customers (Topic 606)," using the modified retrospective transition approach. This guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards, such as accounting for insurance contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

The Company generated fee income of $31 million for the nine months ended September 30, 2018 which is within the scope of this ASU. These fees represent service fees earned by the Company's reinsurance segment related to services provided to strategic capital partners and are recognized when the related services have been performed. Given that the timing and measurement of revenue associated with impacted contracts did not change, the adoption of this guidance did not have a material impact on the Company's results of operations, financial condition and liquidity.

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

Recently Issued Accounting Standards Not Yet Adopted

Leases

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" which provides a new comprehensive model for lease accounting. Topic 842 will require a lessee to recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.

In July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842) - Targeted Improvements" which provides an additional (and optional) transition method to adopt the new lease guidance. Under the new transition method, companies will initially apply the new guidance by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As a result, a company's reporting for the comparative periods presented in the financial statements in which the company adopts the new lease guidance will continue to be in accordance with the current lease accounting standard (Topic 840). A company electing this additional (and optional) transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. However, these amendments do not change the existing disclosure requirements in Topic 840, in particular these amendments do not create interim disclosure requirements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.

The Company plans to adopt Topic 842 effective January 1, 2019, by electing the additional transition method provided in ASU 2018-11. The Company will also elect the package of practical expedients permitted under the transition guidance of Topic 842, which must be elected as a package and applied consistently to all leases. The package of practical expedients permits the Company not to reassess the following:

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

1.	whether any expired or existing contracts are or contain leases;

2.	the lease classification for any expired or existing leases; and

3.	initial direct costs for any existing leases.

In addition to electing the package of practical expedients, the Company will make an accounting policy election not to record leases with an initial term of 12 months or less (short-term) in the Company's Consolidated Balance Sheets. The Company will recognize expense for short-term lease payments on a straight-line basis over the lease term in the Company's Consolidated Statements of Operations. The Company continues to evaluate all potential impacts of this guidance and expects its adoption will result in a significant increase to assets and liabilities in the Company's Consolidated Balance Sheets related to existing office property and equipment leases. The adoption of this guidance will not impact the Company's results of operations and liquidity.

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

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment" that eliminates the requirement to calculate the implied fair value of goodwill (i.e. Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, an impairment charge will be based on the excess of a reporting unit's carrying amount over its fair value (i.e. measure the charge based on Step 1 of the current goodwill impairment test). This guidance is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019, with early adoption permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The guidance will be adopted on a prospective basis.

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

Changes to Disclosures on Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13 "Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement" to improve the effectiveness of fair value measurement disclosures. This guidance is effective for interim and annual reporting periods, beginning after December 15, 2019, with early adoption permitted. As this guidance relates solely to financial statement disclosures, the adoption of ASU 2016-18, will not impact the Company's results of operations, financial condition and liquidity.

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

During the three months ended March 31, 2018, the Company realigned its accident and health business by integrating this business and its operations into the Company's insurance and reinsurance segments. Financial results relating to the Company's accident and health lines of business were previously included in the Company's insurance segment. As a result of the realignment, accident and health results are included in the results of both the insurance and reinsurance segments of the Company with effect from January 1, 2018.

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

Reinsurance
The Company's reinsurance segment provides treaty reinsurance to insurance companies on a worldwide basis. The product lines in this segment are catastrophe, property, professional lines, credit and surety, motor, liability, agriculture, engineering, marine and other, accident and health, together with discontinued lines, which represents lines of business that Novae exited or placed into run-off in the three month periods ended December 31, 2016 and March 31, 2017. The reinsurance segment also wrote derivative based risk management products designed to address weather and commodity price risks until July 1, 2017.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	SEGMENT INFORMATION (CONTINUED)

The following tables present the underwriting results of the Company's reportable segments, as well as the carrying values of allocated goodwill and intangible assets:

	2018			2017
Three months ended and at September 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$969,364	$454,343	$1,423,707	$651,145	$534,429	$1,185,574
Net premiums written	602,070	317,868	919,938	407,054	425,689	832,743
Net premiums earned	614,795	609,280	1,224,075	420,775	596,356	1,017,131
Other insurance related income (losses)	1,526	6,949	8,475	302	(3,499)	(3,197)
Net losses and loss expenses	(415,488)	(379,471)	(794,959)	(576,688)	(658,679)	(1,235,367)
Acquisition costs	(111,888)	(136,426)	(248,314)	(61,541)	(133,183)	(194,724)
General and administrative expenses	(100,656)	(29,595)	(130,251)	(71,007)	(25,689)	(96,696)
Underwriting income (loss)	$(11,711)	$70,737	59,026	$(288,159)	$(224,694)	(512,853)

Corporate expenses			(24,643)			(27,933)
Net investment income			114,421			95,169
Net investment gains (losses)			(17,628)			14,632
Foreign exchange losses			(8,305)			(32,510)
Interest expense and financing costs			(16,897)			(12,835)
Transaction and reorganization expenses			(16,300)			(5,970)
Amortization of value of business acquired			(39,018)			—
Amortization of intangible assets			(1,753)			—
Income (loss) before income taxes and interest in income (loss) of equity method investments			$48,903			$(482,300)

Net loss and loss expense ratio	67.6%	62.3%	64.9%	137.1%	110.5%	121.5%
Acquisition cost ratio	18.2%	22.4%	20.3%	14.6%	22.3%	19.1%
General and administrative expense ratio	16.4%	4.8%	12.7%	16.9%	4.3%	12.3%
Combined ratio	102.2%	89.5%	97.9%	168.6%	137.1%	152.9%

Total intangible assets	$408,441	$—	$408,441	$87,206	$—	$87,206

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	SEGMENT INFORMATION (CONTINUED)

	2018			2017
Nine months ended and at September 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$2,876,856	$2,860,471	$5,737,327	$1,960,608	$2,499,164	$4,459,772
Net premiums written	1,748,142	2,158,122	3,906,264	1,259,999	2,037,719	3,297,718
Net premiums earned	1,772,126	1,804,900	3,577,026	1,230,279	1,706,986	2,937,265
Other insurance related income (losses)	3,359	15,452	18,811	853	(5,273)	(4,420)
Net losses and loss expenses	(1,065,799)	(1,097,146)	(2,162,945)	(1,093,237)	(1,354,403)	(2,447,640)
Acquisition costs	(290,082)	(419,445)	(709,527)	(177,937)	(410,942)	(588,879)
General and administrative expenses	(305,394)	(99,481)	(404,875)	(239,389)	(96,393)	(335,782)
Underwriting income (loss)	$114,210	$204,280	318,490	$(279,431)	$(160,025)	(439,456)

Corporate expenses			(85,069)			(97,922)
Net investment income			325,380			299,899
Net realized investment losses			(77,551)			(14,811)
Foreign exchange losses			(2,066)			(90,093)
Interest expense and financing costs			(50,758)			(38,377)
Bargain purchase gain			—			15,044
Transaction and reorganization expenses			(48,125)			(5,970)
Amortization of value of business acquired			(149,535)			—
Amortization of intangible assets			(8,564)			—
Income (loss) before income taxes and interest in income (loss) of equity method investments			$222,202			$(371,686)

Net loss and loss expense ratio	60.1%	60.8%	60.5%	88.9%	79.3%	83.3%
Acquisition cost ratio	16.4%	23.2%	19.8%	14.4%	24.2%	20.0%
General and administrative expense ratio	17.2%	5.5%	13.7%	19.5%	5.6%	14.8%
Combined ratio	93.7%	89.5%	94.0%	122.8%	109.1%	118.1%

Total intangible assets	$408,441	$—	$408,441	$87,206	$—	$87,206

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS

a)     Fixed Maturities and Equity securities

Fixed maturities

The amortized cost and fair values of the Company's fixed maturities classified as available for sale were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit OTTI in AOCI(5)

At September 30, 2018
Fixed maturities
U.S. government and agency	$1,625,114	$414	$(20,063)	$1,605,465	$—
Non-U.S. government	558,862	3,013	(13,750)	548,125	—
Corporate debt	5,144,747	23,714	(87,376)	5,081,085	—
Agency RMBS(1)	1,688,977	2,140	(51,886)	1,639,231	—
CMBS(2)	1,099,728	729	(23,502)	1,076,955	—
Non-Agency RMBS	41,273	1,475	(962)	41,786	(868)
ABS(3)	1,651,271	1,520	(6,980)	1,645,811	—
Municipals(4)	131,583	557	(2,901)	129,239	—
Total fixed maturities	$11,941,555	$33,562	$(207,420)	$11,767,697	$(868)

At December 31, 2017
Fixed maturities
U.S. government and agency	$1,727,643	$1,735	$(16,909)	$1,712,469	$—
Non-U.S. government	798,582	17,240	(9,523)	806,299	—
Corporate debt	5,265,795	61,922	(29,851)	5,297,866	—
Agency RMBS(1)	2,414,720	8,132	(27,700)	2,395,152	—
CMBS(2)	776,715	4,138	(3,125)	777,728	—
Non-Agency RMBS	45,713	1,917	(799)	46,831	(853)
ABS(3)	1,432,884	5,391	(1,994)	1,436,281	—
Municipals(4)	149,167	1,185	(972)	149,380	—
Total fixed maturities	$12,611,219	$101,660	$(90,873)	$12,622,006	$(853)

(1)	Residential mortgage-backed securities ("RMBS") originated by U.S. government-sponsored agencies.

(2)	Commercial mortgage-backed securities ("CMBS").

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

Equity Securities

The cost and fair values of the Company's equity securities were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At September 30, 2018
Equity securities
Common stocks	$13,392	$1,345	$(1,232)	$13,505
Exchange-traded funds	211,940	63,543	(2,035)	273,448
Bond mutual funds	150,675	—	(4,317)	146,358
Total equity securities	$376,007	$64,888	$(7,584)	$433,311

At December 31, 2017
Equity securities
Common stocks	$22,836	$3,412	$(590)	$25,658
Exchange-traded funds	356,252	71,675	(294)	427,633
Bond mutual funds	173,779	9,440	(999)	182,220
Total equity securities	$552,867	$84,527	$(1,883)	$635,511

In the normal course of investing activities, the Company actively manages allocations to non-controlling tranches of structured securities which are variable interests issued by Variable Interest Entities ("VIEs"). These structured securities include RMBS, CMBS and ABS. The Company also invests in limited partnerships including hedge funds, direct lending funds, private equity funds and real estate funds as well as CLO equity tranched securities, which are all variable interests issued by VIEs (see Note 3(c) 'Other Investments'). The Company does not have the power to direct the activities that are most significant to the economic performance of the VIEs therefore the Company is not the primary beneficiary of any of these VIEs. The maximum exposure to loss on these interests is limited to the amount of investment made by the Company. The Company has not provided financial or other support with respect to these structured securities other than the original investment.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

Contractual Maturities

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The contractual maturities of fixed maturities are shown below:

	Amortized Cost	Fair Value	% of Total Fair Value

At September 30, 2018
Maturity
Due in one year or less	$496,968	$492,752	4.1%
Due after one year through five years	4,926,538	4,881,185	41.5%
Due after five years through ten years	1,821,059	1,774,813	15.1%
Due after ten years	215,741	215,164	1.8%
	7,460,306	7,363,914	62.5%
Agency RMBS	1,688,977	1,639,231	13.9%
CMBS	1,099,728	1,076,955	9.2%
Non-Agency RMBS	41,273	41,786	0.4%
ABS	1,651,271	1,645,811	14.0%
Total	$11,941,555	$11,767,697	100.0%

At December 31, 2017
Maturity
Due in one year or less	$486,659	$484,663	3.8%
Due after one year through five years	4,906,207	4,912,189	38.9%
Due after five years through ten years	2,338,964	2,350,433	18.6%
Due after ten years	209,357	218,729	1.7%
	7,941,187	7,966,014	63.0%
Agency RMBS	2,414,720	2,395,152	19.0%
CMBS	776,715	777,728	6.2%
Non-Agency RMBS	45,713	46,831	0.4%
ABS	1,432,884	1,436,281	11.4%
Total	$12,611,219	$12,622,006	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

 Gross Unrealized Losses

The following table summarizes fixed maturities and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

At September 30, 2018(1)
Fixed maturities
U.S. government and agency	$311,591	$(10,619)	$1,228,100	$(9,444)	$1,539,691	$(20,063)
Non-U.S. government	34,550	(2,086)	382,172	(11,664)	416,722	(13,750)
Corporate debt	621,298	(28,190)	3,256,619	(59,186)	3,877,917	(87,376)
Agency RMBS	722,287	(33,738)	780,730	(18,148)	1,503,017	(51,886)
CMBS	105,887	(3,944)	832,183	(19,558)	938,070	(23,502)
Non-Agency RMBS	10,821	(946)	6,067	(16)	16,888	(962)
ABS	157,894	(2,115)	844,190	(4,865)	1,002,084	(6,980)
Municipals	33,043	(1,327)	71,150	(1,574)	104,193	(2,901)
Total fixed maturities	$1,997,371	$(82,965)	$7,401,211	$(124,455)	$9,398,582	$(207,420)

At December 31, 2017
Fixed maturities
U.S. government and agency	$194,916	$(5,963)	$1,389,792	$(10,946)	$1,584,708	$(16,909)
Non-U.S. government	62,878	(6,806)	204,110	(2,717)	266,988	(9,523)
Corporate debt	407,300	(11,800)	2,041,845	(18,051)	2,449,145	(29,851)
Agency RMBS	759,255	(17,453)	1,172,313	(10,247)	1,931,568	(27,700)
CMBS	31,607	(703)	348,943	(2,422)	380,550	(3,125)
Non-Agency RMBS	8,029	(788)	4,197	(11)	12,226	(799)
ABS	57,298	(570)	392,170	(1,424)	449,468	(1,994)
Municipals	11,230	(269)	65,632	(703)	76,862	(972)
Total fixed maturities	$1,532,513	$(44,352)	$5,619,002	$(46,521)	$7,151,515	$(90,873)
Equity securities
Common stocks	$—	$—	$3,202	$(590)	$3,202	$(590)
Exchange-traded funds	—	—	12,323	(294)	12,323	(294)
Bond mutual funds	—	—	12,184	(999)	12,184	(999)
Total equity securities	$—	$—	$27,709	$(1,883)	$27,709	$(1,883)

(1)
Effective January 1, 2018, the Company adopted ASU No. 2016-01 which requires equity securities to be measured at fair value with changes in fair value recognized in net income therefore equity securities at fair value are excluded from the table above at September 30, 2018.

Fixed Maturities

At September 30, 2018, 3,444 fixed maturities (2017: 2,424) were in an unrealized loss position of $207 million (2017: $91 million), of which $13 million (2017: $7 million) was related to securities below investment grade or not rated.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

At September 30, 2018, 940 fixed maturities (2017: 627) had been in a continuous unrealized loss position for twelve months or greater and had a fair value of $1,997 million (2017: $1,533 million). Following a credit impairment review, it was concluded that these securities as well as the remaining securities in an unrealized loss position were temporarily impaired at September 30, 2018, and were expected to recover in value as the securities approach maturity. At September 30, 2018, the Company did not intend to sell the securities in an unrealized loss position and it is more likely than not that the Company will not be required to sell these securities before the anticipated recovery of their amortized costs.

b) Mortgage Loans

The following table provides details of the Company's mortgage loans held-for-investment:

	September 30, 2018		December 31, 2017
	Carrying Value	% of Total	Carrying Value	% of Total

Mortgage Loans held-for-investment:
Commercial	$333,018	100%	$325,062	100%
Total Mortgage Loans held-for-investment	$333,018	100%	$325,062	100%

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

The Company has a high quality mortgage loan portfolio with weighted average debt service coverage ratios in excess of 2.6x and weighted average loan-to-value ratios of less than 60%. At September 30, 2018, there are no credit losses associated with the commercial mortgage loans held by the Company.

At September 30, 2018, there are no past due amounts.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

c) Other Investments

The following tables provide a summary of the Company's other investments, together with additional information relating to the liquidity of each category:

	Fair Value		Redemption Frequency (if currently eligible)	Redemption Notice Period

At September 30, 2018
Long/short equity funds	$28,593	3%	Annually	60 days
Multi-strategy funds	185,255	22%	Quarterly, Semi-annually	60-95 days
Event-driven funds	38,084	5%	Annually	45 days
Direct lending funds	268,210	32%	n/a	n/a
Private equity funds	67,840	8%	n/a	n/a
Real estate funds	63,764	8%	n/a	n/a
CLO-Equities	24,264	3%	n/a	n/a
Other privately held investments	47,389	6%	n/a	n/a
Overseas deposits	110,164	13%	n/a	n/a
Total other investments	$833,563	100%

At December 31, 2017
Long/short equity funds	$38,470	4%	Annually	60 days
Multi-strategy funds	286,164	28%	Quarterly, Semi-annually	60-95 days
Event-driven funds	39,177	4%	Annually	45 days
Direct lending funds	250,681	25%	n/a	n/a
Private equity funds	68,812	7%	n/a	n/a
Real estate funds	50,009	5%	n/a	n/a
CLO-Equities	31,413	2%	n/a	n/a
Other privately held investments	46,430	5%	n/a	n/a
Overseas deposits	198,217	20%	n/a	n/a
Total other investments	$1,009,373	100%

n/a - not applicable

The investment strategies for the above funds are as follows:

•	Long/short equity funds: Seek to achieve attractive returns primarily by executing an equity trading strategy involving both long and short investments in publicly-traded equity securities.

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

Two common redemption restrictions which may impact the Company's ability to redeem hedge funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund's net assets which may otherwise hinder the general partner or investment manager's ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During the nine months ended September 30, 2018 and 2017, neither of these restrictions impacted the Company's redemption requests. At September 30, 2018, $42 million (2017: $38 million), representing 17% (2017: 11%) of total hedge funds, relate to a holding where the Company is still within the lockup period. The expiration of these lockup periods range from March 2019 to May 2020.

At September 30, 2018, the Company had $199 million (2017: $137 million) of unfunded commitments as a limited partner in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from five to ten years and the General Partners of certain funds have the option to extend the term by up to three years.
At September 30, 2018, the Company had $53 million (2017: $16 million) of unfunded commitments as a limited partner in multi-strategy hedge funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until after the completion of the funds' investment term. These funds have investment terms ranging from two years to the dissolution of the underlying fund.
At September 30, 2018, the Company had $169 million (2017: $115 million) of unfunded commitments as a limited partner in funds which invest in real estate and real estate securities and businesses. These funds include an open-ended fund and funds with investment terms ranging from seven years to the dissolution of the underlying fund.

At September 30, 2018, the Company had $18 million (2017: $21 million) of unfunded commitments as a limited partner in a private equity fund. The life of the fund is subject to the dissolution of the underlying funds. The Company expects the overall holding period to be over ten years.

During 2015, the Company made a $50 million commitment as a limited partner of a bank revolver opportunity fund. The fund has an investment term of seven years and the General Partners have the option to extend the term by up to two years. At September 30, 2018, this commitment remains unfunded. It is not anticipated that the full amount of this fund will be drawn.

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

d) Equity Method Investments

During 2016, the Company paid $108 million including direct transaction costs to acquire 19% of the common equity of Harrington Reinsurance Holdings Limited ("Harrington"), the parent company of Harrington Re Ltd. ("Harrington Re"), an independent reinsurance company jointly sponsored by AXIS Capital and The Blackstone Group L.P. ("Blackstone"). Through long-term service agreements, AXIS Capital will serve as Harrington Re's reinsurance underwriting manager and Blackstone will serve as exclusive investment management service provider. As an investor, the Company expects to benefit from underwriting profit generated by Harrington Re and the income and capital appreciation Blackstone seeks to deliver through its investment management services. In addition, the Company has entered into an arrangement with Blackstone under which underwriting and investment related fees will be shared equally. Harrington is not a variable interest entity. Given that the Company exercises significant influence over the operating and financial policies of this investee, the Company accounts for its ownership interest in Harrington under the equity method of accounting. The Company's proportionate share of the underlying equity in net assets resulted in a basis difference of $5 million which represents initial transactions costs.

During the nine months ended September 30, 2017, the Company recorded an impairment charge of $9 million, related to a U.S. based insurance company, which reduced the carrying value of the investment to $nil. This charge was included in interest in income (loss) of equity method investments in the Consolidated Statement of Operations.

e) Net Investment Income

Net investment income was derived from the following sources:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Fixed maturities	$89,887	$74,978	$262,165	$230,603
Other investments	15,933	17,373	44,179	59,973
Equity securities	2,099	3,223	7,015	11,048
Mortgage loans	3,322	2,895	9,805	7,970
Cash and cash equivalents	6,992	3,111	16,770	9,640
Short-term investments	3,413	698	5,933	1,797
Gross investment income	121,646	102,278	345,867	321,031
Investment expenses	(7,225)	(7,109)	(20,487)	(21,132)
Net investment income	$114,421	$95,169	$325,380	$299,899

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

f) Net Investment Gains (Losses)

The following table provides an analysis of net investment gains (losses):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Gross realized investment gains
Fixed maturities and short-term investments	$4,543	$19,297	$41,932	$57,524
Equity securities	15	17,980	18,675	33,794
Gross realized investment gains	4,558	37,277	60,607	91,318
Gross realized investment losses
Fixed maturities and short-term investments	(25,926)	(15,893)	(113,903)	(83,183)
Equity securities	—	(45)	(1,231)	(258)
Gross realized investment losses	(25,926)	(15,938)	(115,134)	(83,441)
Net OTTI recognized in net income	(5,546)	(5,412)	(7,634)	(13,493)
Change in fair value of investment derivatives(1)	2,626	(1,295)	9,782	(9,195)
Net unrealized gains (losses) on equity securities(2)	6,660	—	(25,172)	—
Net investment gains (losses)	$(17,628)	$14,632	$(77,551)	$(14,811)

(1) Refer to Note 5 'Derivative Instruments'.
(2) Effective January 1, 2018, the Company adopted ASU No. 2016-01. The change in fair value of equity securities is now recognized in net investment losses.

The following table summarizes the OTTI recognized in net income by asset class:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Fixed maturities:
Non-U.S. government	$4,426	$3,905	$4,448	$8,187
Corporate debt	1,079	1,507	3,145	5,306
CMBS	41	—	41	—
Total OTTI recognized in net income	$5,546	$5,412	$7,634	$13,493

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

The following table provides a roll forward of the credit losses ("credit loss table") before income taxes, for which a portion of the OTTI was recognized in AOCI:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Balance at beginning of period	$1,472	$1,481	$1,494	$1,493
Credit impairments recognized on securities not previously impaired	—	—	—	—
Additional credit impairments recognized on securities previously impaired	8	2	8	2
Change in timing of future cash flows on securities previously impaired	—	—	—	—
Intent to sell of securities previously impaired	—	—	—	—
Securities sold/redeemed/matured	—	—	(22)	(12)
Balance at end of period	$1,480	$1,483	$1,480	$1,483

g) Reverse Repurchase Agreements

At September 30, 2018, the Company held $167 million (2017: $37 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents in the Company's Consolidated Balance Sheets. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, the Company receives principal and interest income. The Company monitors the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction.

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

Fixed Maturities

At each valuation date, the Company uses the market approach valuation technique to estimate the fair value of its fixed maturities portfolio, when possible. This market approach includes, but is not limited to, prices obtained from third party pricing services for identical or comparable securities and the use of "pricing matrix models" using observable market inputs such as yield curves, credit risks and spreads, measures of volatility, and prepayment speeds. Pricing from third party pricing services is sourced from multiple vendors, when available, and the Company maintains a vendor hierarchy by asset type based on historical pricing experience and vendor expertise. When prices are unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers who are active in the corresponding markets. The valuation techniques including significant inputs and assumptions generally used to determine the fair values of the Company's fixed maturities by asset class as well as the classifications of the fair values of these securities in the fair value hierarchy are described in detail below.

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

Equity Securities

Equity securities include common stocks, exchange-traded funds and bond mutual funds. As the fair values of common stocks and exchange-traded funds are based on unadjusted quoted market prices in active markets, the fair value of these securities are classified as Level 1. As bond mutual funds have daily liquidity with redemptions based on the Net Asset Values per share ("NAV") of the funds, the fair values of these securities are classified as Level 2.

Other Investments

Other privately held securities include convertible preferred shares, convertible notes and notes payable. These securities are initially valued at cost which approximates fair value. In subsequent measurement periods, the fair values of these securities are determined using an income approach valuation technique, specifically an internally developed discounted cash flow model. As the significant inputs used to price these securities are unobservable, the fair values of other investments are classified as Level 3.

The fair value of the indirect investment in CLO-Equities are classified as Level 3 as the fair value of this security is estimated using an income approach valuation technique, specifically an externally developed discounted cash flow model due to the lack of observable and relevant trades in secondary markets.

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

Short-Term Investments

Short-term investments primarily comprise highly liquid securities with maturities greater than three months but less than one year from the date of purchase. The fair value of these securities are classified as Level 2 because these securities are typically not actively traded due to their approaching maturity and, as such, their amortized cost approximates fair value.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

Derivative Instruments

Derivative instruments include foreign exchange forward contracts and exchange traded interest rate swaps that are customized to the Company's economic hedging strategies and trade in the over-the-counter derivative market. The fair values of these derivatives are determined using a market approach valuation technique based on significant observable market inputs from third party pricing vendors, non-binding broker-dealer quotes and/or recent trading activity. As the significant inputs used to price these securities are observable market inputs, the fair values of these derivatives are classified as Level 2.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The tables below present the financial instruments measured at fair value on a recurring basis for the periods indicated:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair value based on NAV practical expedient	Total Fair Value

At September 30, 2018
Assets
Fixed maturities
U.S. government and agency	$1,579,758	$25,707	$—	$—	$1,605,465
Non-U.S. government	—	548,125	—	—	548,125
Corporate debt	—	5,027,985	53,100	—	5,081,085
Agency RMBS	—	1,639,231	—	—	1,639,231
CMBS	—	1,066,184	10,771	—	1,076,955
Non-Agency RMBS	—	41,786	—	—	41,786
ABS	—	1,642,154	3,657	—	1,645,811
Municipals	—	129,239	—	—	129,239
	1,579,758	10,120,411	67,528	—	11,767,697
Equity securities
Common stocks	13,505	—	—	—	13,505
Exchange-traded funds	273,448	—	—	—	273,448
Bond mutual funds	—	146,358	—	—	146,358
	286,953	146,358	—	—	433,311
Other investments
Hedge funds (1)	—	—	—	251,932	251,932
Direct lending funds	—	—	—	268,210	268,210
Private equity funds	—	—	—	67,840	67,840
Real estate funds	—	—	—	63,764	63,764
Other privately held investments	—	—	47,389	—	47,389
CLO-Equities	—	—	24,264	—	24,264
Overseas deposits	—	110,164	—	—	110,164
	—	110,164	71,653	651,746	833,563
Short-term investments	—	156,090	—	—	156,090
Other assets
Derivative instruments (see Note 5)	—	3,383	—	—	3,383
Total Assets	$1,866,711	$10,536,406	$139,181	$651,746	$13,194,044
Liabilities
Derivative instruments (see Note 5)	$—	$4,908	$10,212	$—	$15,120
Cash settled awards (see Note 8)	—	19,096	—	—	19,096
Total Liabilities	$—	$24,004	$10,212	$—	$34,216

(1) Includes Long/short equity, Multi-strategy and Event-driven funds.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair value based on NAV practical expedient	Total Fair Value

At December 31, 2017
Assets
Fixed maturities
U.S. government and agency	$1,658,622	$53,847	$—	$—	$1,712,469
Non-U.S. government	—	806,299	—	—	806,299
Corporate debt	—	5,244,969	52,897	—	5,297,866
Agency RMBS	—	2,395,152	—	—	2,395,152
CMBS	—	777,728	—	—	777,728
Non-Agency RMBS	—	46,831	—	—	46,831
ABS	—	1,436,281	—	—	1,436,281
Municipals	—	149,380	—	—	149,380
	1,658,622	10,910,487	52,897	—	12,622,006
Equity securities
Common stocks	25,658	—	—	—	25,658
Exchange-traded funds	427,633	—	—	—	427,633
Bond mutual funds	—	182,220	—	—	182,220
	453,291	182,220	—	—	635,511
Other investments
Hedge funds (1)	—	—	—	363,811	363,811
Direct lending funds	—	—	—	250,681	250,681
Private equity funds	—	—	—	68,812	68,812
Real estate funds	—	—	—	50,009	50,009
Other privately held investments	—	—	46,430	—	46,430
CLO-Equities	—	—	31,413	—	31,413
Overseas deposits	—	198,217	—	—	198,217
	—	198,217	77,843	733,313	1,009,373
Short-term investments	—	83,661	—	—	83,661
Other assets
Derivative instruments (see Note 5)	—	5,125	—	—	5,125
Insurance-linked securities	—	—	25,090	—	25,090
Total Assets	$2,111,913	$11,379,710	$155,830	$733,313	$14,380,766
Liabilities
Derivative instruments (see Note 5)	$—	$2,876	$11,510	$—	$14,386
Cash settled awards (see Note 8)	—	21,535	—	—	21,535
Total Liabilities	$—	$24,411	$11,510	$—	$35,921

(1) Includes Long/short equity, Multi-strategy and Event-driven funds.

During 2018 and 2017, the Company had no transfers between Levels 1 and 2.

Except certain fixed maturities and insurance-linked securities priced using broker-dealer quotes (underlying inputs are not available), the following table quantifies the significant unobservable inputs used in estimating fair values at September 30, 2018 of investments classified as Level 3 in the fair value hierarchy.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

Other investments - CLO-Equities	$24,264	Discounted cash flow	Default rates	3.0%	3.0%
			Loss severity rate	35.0%	35.0%
			Collateral spreads	3.0%	3.0%
			Estimated maturity dates	7 years	7 years

Other investments - Other privately held investments	$47,389	Discounted cash flow	Discount rate	3.0% - 8.5%	7.2%

Derivatives - Other underwriting-related derivatives	$(10,212)	Discounted cash flow	Discount rate	3.0%	3.0%

Other investments - CLO-Equities

The CLO-Equities market continues to be relatively inactive with only a small number of transactions being observed, particularly as it relates to transactions involving CLO-Equities held by the Company. Accordingly, the fair value of the Company's indirect investment in CLO-Equities is determined using a discounted cash flow model prepared by an external investment manager. The default and loss severity rates are the most judgmental unobservable market inputs to the discounted cash flow model to which the valuation of the Company's indirect investment in CLO-Equities is most sensitive. A significant increase (decrease) in either of these significant inputs in isolation would result in a lower (higher) fair value estimate for the investment in CLO-Equities and, in general, a change in default rate assumptions would be accompanied by a directionally similar change in loss severity rate assumptions. Collateral spreads and estimated maturity dates are less judgmental inputs as they are based on the historical average of actual spreads and the weighted average life of the current underlying portfolios, respectively. A significant increase (decrease) in either of these significant inputs in isolation would result in a higher (lower) fair value estimate for the investment in CLO-Equities. In general, these inputs have no significant interrelationship with each other or with default and loss severity rates.

On a quarterly basis, the Company's valuation process for its indirect investment in CLO-Equities includes a review of the underlying cash flows and key assumptions used in the discounted cash flow model. The above significant unobservable inputs are reviewed and updated based on information obtained from secondary markets, including information received from the managers of the Company's CLO-Equities portfolio. In order to assess the reasonableness of the inputs the Company uses in its models, the Company maintains an understanding of current market conditions, historical results, as well as emerging trends that may impact future cash flows. In addition, the assumptions the Company uses in its models are updated through regular communication with industry participants and ongoing monitoring of the deals in which the Company participates (e.g. default and loss severity rate trends).

Other investments - Other privately held securities

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

Derivatives - Other underwriting-related derivatives

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The following tables present changes in Level 3 for financial instruments measured at fair value on a recurring basis for the periods indicated:

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in net income(1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gains/(losses) (3)

Three months ended September 30, 2018
Fixed maturities
Corporate debt	$42,553	$1,346	$—	$(579)	$4,962	$13,871	$(3,960)	$(5,093)	$53,100	$—
Non-Agency RMBS	903	—	(790)	—	(1)	—	—	(112)	—	—
CMBS	18,149	3,160	(10,422)	—	(55)	—	—	(61)	10,771	—
ABS	—	3,657	—	—	—	—	—	—	3,657	—
	61,605	8,163	(11,212)	(579)	4,906	13,871	(3,960)	(5,266)	67,528	—
Other investments
Other privately held investments	47,613	—	—	(224)	—	—	—	—	47,389	(224)
CLO - Equities	26,153	—	—	2,035	—	—	—	(3,924)	24,264	2,035
	73,766	—	—	1,811	—	—	—	(3,924)	71,653	1,811
Other assets
Insurance-linked securities	—	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—	—
Total assets	$135,371	$8,163	$(11,212)	$1,232	$4,906	$13,871	$(3,960)	$(9,190)	$139,181	$1,811

Other liabilities
Derivative instruments	$10,589	$—	$—	$(377)	$—	$—	$—	$—	$10,212	$(377)
Total liabilities	$10,589	$—	$—	$(377)	$—	$—	$—	$—	$10,212	$(377)

Nine months ended September 30, 2018
Fixed maturities
Corporate debt	$52,897	$2,935	$(4,279)	$(698)	$5,977	$17,056	$(9,714)	$(11,074)	$53,100	$—
Non-Agency RMBS	—	—	(789)	—	1	900	—	(112)	—	—
CMBS	—	5,096	(10,422)	—	(57)	16,215	—	(61)	10,771	—
ABS	—	3,657	—	—	—	—	—	—	3,657	—
	52,897	11,688	(15,490)	(698)	5,921	34,171	(9,714)	(11,247)	67,528	—
Other investments
Other privately held investments	46,430	—	—	(652)	—	3,111	(1,500)	—	47,389	(652)
CLO - Equities	31,413	—	—	6,719	—	—	—	(13,868)	24,264	6,719
	77,843	—	—	6,067	—	3,111	(1,500)	(13,868)	71,653	6,067
Other assets
Insurance-linked securities	25,090	—	—	(90)	—	—	—	(25,000)	—	—
	25,090	—	—	(90)	—	—	—	(25,000)	—	—
Total assets	$155,830	$11,688	$(15,490)	$5,279	$5,921	$37,282	$(11,214)	$(50,115)	$139,181	$6,067

Other liabilities
Derivative instruments	$11,510	$—	$—	$(1,298)	$—	$—	$—	$—	$10,212	$(1,298)
Total liabilities	$11,510	$—	$—	$(1,298)	$—	$—	$—	$—	$10,212	$(1,298)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

	Opening Balance	Transfers into Level 3	Transfers out of Level 3	Included in net income(1)	Included in OCI (2)	Purchases	Sales	Settlements/ Distributions	Closing Balance	Change in unrealized investment gains/(losses) (3)

Three months ended September 30, 2017
Fixed maturities
Corporate debt	$68,320	$—	$(1,208)	$(835)	$(9)	$—	$(2,274)	$(2,978)	$61,016	$—
CMBS	—	—	—	—	—	—	—	—	—	—
ABS	5,999	—	(6,001)	—	10	24,007	—	—	24,015	—
	74,319	—	(7,209)	(835)	1	24,007	(2,274)	(2,978)	85,031	—
Other investments
Other privately held investments	42,938	—	—	460	—	—	—	—	43,398	460
CLO - Equities	47,076	—	—	1,402	—	—	—	(11,696)	36,782	1,402
	90,014	—	—	1,862	—	—	—	(11,696)	80,180	1,862
Other assets
Derivative instruments	—	—	—	—	—	—	—	—	—	—
Insurance-linked securities	25,047	—	—	(71)	—	—	—	—	24,976	(71)
	25,047	—	—	(71)	—	—	—	—	24,976	(71)
Total assets	$189,380	$—	$(7,209)	$956	$1	$24,007	$(2,274)	$(14,674)	$190,187	$1,791

Other liabilities
Derivative instruments	$12,209	$—	$—	$(291)	$—	$—	$—	$(74)	$11,844	$(291)
Total liabilities	$12,209	$—	$—	$(291)	$—	$—	$—	$(74)	$11,844	$(291)

Nine months ended September 30, 2017
Fixed maturities
Corporate debt	$75,875	$1,536	$(3,112)	$(762)	$(392)	$19,181	$(21,475)	$(9,835)	$61,016	$—
Non-Agency RMBS	—	—	—	—	—	—	—	—	—	—
CMBS	3,061	—	(9,418)	—	17	9,400	—	(3,060)	—	—
ABS	17,464	—	(24,949)	—	1,493	30,007	—	—	24,015	—
	96,400	1,536	(37,479)	(762)	1,118	58,588	(21,475)	(12,895)	85,031	—
Other investments
Other privately held investments	42,142	—	—	1,256	—	—	—	—	43,398	1,256
CLO - Equities	60,700	—	—	3,930	—	—	—	(27,848)	36,782	3,930
	102,842	—	—	5,186	—	—	—	(27,848)	80,180	5,186
Other assets
Derivative instruments	2,532	—	—	653	—	—	—	(3,185)	—	—
Insurance-linked securities	25,023	—	—	(47)	—	—	—	—	24,976	(47)
	27,555	—	—	606	—	—	—	(3,185)	24,976	(47)
Total assets	$226,797	$1,536	$(37,479)	$5,030	$1,118	$58,588	$(21,475)	$(43,928)	$190,187	$5,139

Other liabilities
Derivative instruments	$6,500	$—	$—	$9,991	$—	$12,135	$—	$(16,782)	$11,844	$(291)
Total liabilities	$6,500	$—	$—	$9,991	$—	$12,135	$—	$(16,782)	$11,844	$(291)

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

Transfers into Level 3 from Level 2

The transfers to Level 3 from Level 2 made during the three and nine months ended September 30, 2018 and 2017 were primarily due to the lack of observable market inputs and multiple quotes from pricing vendors and broker-dealers for certain fixed maturities.

Transfers out of Level 3 into Level 2

The transfers into Level 2 from Level 3 made during the three and nine months ended September 30, 2018 and 2017 were primarily due to the availability of observable market inputs and multiple quotes from pricing vendors for certain fixed maturities.

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

For direct lending funds, private equity funds, real estate funds and two of the Company's hedge funds, valuation statements are typically released on a reporting lag therefore the Company estimates the fair value of these funds by starting with the prior quarter-end fund valuations and adjusting for capital calls, redemptions, drawdowns and distributions. Return estimates are not available from the relevant fund managers for these funds therefore the Company typically has a reporting lag in its fair value measurements of these funds. For the nine months ended September 30, 2018, funds reported on a lag represented 55% (2017: 44%) of the Company's total other investments balance.

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

At September 30, 2018, the carrying values of cash and cash equivalents including restricted amounts, accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated their fair values due to their respective short maturities. As these financial instruments are not actively traded, their fair values are classified as Level 2.

At September 30, 2018, the carrying value of mortgage loans held-for-investment approximated their fair value. The fair values of mortgage loans are primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk, or are determined from pricing for similar loans. As mortgage loans are not actively traded their fair values are classified as Level 3.

At September 30, 2018, senior notes are recorded at amortized cost with a carrying value of $1,342 million (2017: $1,341 million) and a fair value of $1,345 million (2017: $1,412 million). The fair values of these senior notes are based on prices obtained from a third party pricing service and are determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As these spreads and the yields for the risk-free yield curve are observable market inputs, the fair values of senior notes are classified as Level 2.

At September 30, 2018, notes payable are recorded at amortized cost with a carrying value of $36 million and a fair value of $36 million. The fair values of the notes payable are primarily determined by estimating expected future cash flows and discounting them using current interest rates for notes payable with similar credit risk. As notes payables are not actively traded their fair values are classified as Level 3.

5.	DERIVATIVE INSTRUMENTS

The balance sheet classifications of derivatives recorded at fair value are shown in the following table.

	September 30, 2018			December 31, 2017
	Derivative Notional Amount	Derivative Asset Fair Value(1)	Derivative Liability Fair Value(1)	Derivative Notional Amount	Derivative Asset Fair Value(1)	Derivative Liability Fair Value(1)

Relating to investment portfolio:
Foreign exchange forward contracts	$166,113	$437	$557	$137,422	$10	$619
Interest rate swaps	186,000	—	1,105	191,000	448	1,556
Relating to underwriting portfolio:
Foreign exchange forward contracts	932,017	2,946	3,246	698,959	4,667	701
Other underwriting-related contracts	85,000	—	10,212	85,000	—	11,510
Total derivatives		$3,383	$15,120		$5,125	$14,386

(1)	Asset and liability derivatives are classified within other assets and other liabilities in the Consolidated Balance Sheets.

The notional amounts of derivative contracts which represent the basis upon which pay or receive amounts are calculated are presented in the above table to quantify the volume of the Company's derivative activities. Notional amounts are not reflective of credit risk.

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

	September 30, 2018			December 31, 2017
	Gross Amounts	Gross Amounts Offset	Net Amounts(1)	Gross Amounts	Gross Amounts Offset	Net Amounts(1)

Derivative assets	$9,313	$(5,930)	$3,383	$8,178	$(3,053)	$5,125
Derivative liabilities	$21,050	$(5,930)	$15,120	$17,439	$(3,053)	$14,386

(1)	Net asset and liability derivatives are classified within other assets and other liabilities in the Consolidated Balance Sheets.

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

b) Relating to Underwriting Portfolio

Foreign Currency Risk

The Company's (re)insurance subsidiaries and branches operate in various countries. Some of its business is written in currencies other than the U.S. dollar, therefore the underwriting portfolio is exposed to significant foreign currency risk. The Company manages foreign currency risk by seeking to match its foreign-denominated net liabilities under (re)insurance contracts with cash and investments that are denominated in the same currencies. The Company uses derivative instruments, specifically, forward contracts to economically hedge foreign currency exposures.
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

The total unrealized and realized gains (losses) recognized in net income for derivatives not designated as hedges are shown in the following table:

	Location of Gain (Loss) Recognized in Net Income	Three months ended September 30,		Nine months ended September 30,
		2018	2017	2018	2017

Relating to investment portfolio:
Foreign exchange forward contracts	Net investment gains (losses)	$766	$(1,815)	$2,090	$(6,534)
Interest rate swaps	Net investment gains (losses)	1,859	520	7,692	(2,661)
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange (losses) gains	(3,965)	12,367	(4,103)	26,182
Weather-related contracts	Other insurance related income (losses)	—	—	—	(9,629)
Other underwriting-related contracts	Other insurance related income (losses)	677	514	2,225	852
Total		$(663)	$11,586	$7,904	$8,210

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES

Reserve Roll-Forward

The following table presents a reconciliation of the Company's beginning and ending gross reserve for losses and loss expenses and net reserve for unpaid losses and loss expenses for the periods indicated:

	Nine months ended September 30,
	2018	2017

Gross reserve for losses and loss expenses, beginning of period	$12,997,553	$9,697,827
Less reinsurance recoverable on unpaid losses, beginning of period	(3,159,514)	(2,276,109)
Net reserve for unpaid losses and loss expenses, beginning of period	9,838,039	7,421,718

Net incurred losses and loss expenses related to:
Current year	2,323,028	2,591,135
Prior years	(160,083)	(143,495)
	2,162,945	2,447,640
Net paid losses and loss expenses related to:
Current year	(381,158)	(328,751)
Prior years	(1,770,667)	(1,384,510)
	(2,151,825)	(1,713,261)

Foreign exchange and other	(1,040,999)	333,456

Net reserve for unpaid losses and loss expenses, end of period	8,808,160	8,489,553
Reinsurance recoverable on unpaid losses, end of period	3,217,787	2,298,022
Gross reserve for losses and loss expenses, end of period	$12,025,947	$10,787,575

The Company writes business with loss experience generally characterized as low frequency and high severity in nature, which can result in volatility in its financial results. During the nine months ended September 30, 2018, the Company recognized net losses and loss expenses of $162 million (2017: $702 million, net of reinstatement premiums) attributable to catastrophe and weather-related events.

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

On January 1, 2018, AXIS Managing Agency Limited, the managing agent of Syndicate 2007 entered into an agreement for the RITC of the 2015 and prior years of account of Syndicate 2007. This agreement was accounted for as a novation reinsurance contract. At September 30, 2018, foreign exchange and other included a reduction in reserves for losses and loss expenses of $819 million related to this transaction.

On April 1, 2017, the Company acquired a 100% ownership interest in Aviabel. At September 30, 2017, foreign exchange and other included reserves for losses and loss expenses of $79 million and reinsurance recoverables on unpaid and paid losses of $5 million related to this acquisition.

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

Prior Year Development

Prior year reserve development arises from changes to loss and loss expense estimates related to loss events that occurred in previous calendar years. The following table presents prior year reserve development by segment:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Insurance	$13,478	$7,926	$60,547	$35,579
Reinsurance	32,182	39,842	99,536	107,916
Total	$45,660	$47,768	$160,083	$143,495

The following tables reconcile reserve classes to the lines of business categories and the expected claim tails:

Insurance Segment
Reported Lines of Business

Reserve Classes	Tail	Property	Marine	Terrorism	Aviation	Credit and Political Risk	Professional Lines	Liability	Accident and Health	Discontinued lines - Novae

Property and Other	Short	X		X					X	X
Marine	Short		X
Aviation	Short				X
Credit and Political Risk	Medium					X
Professional Lines	Medium						X			X
Liability	Long							X		X

Reinsurance Segment
Reported Lines of Business

Reserve Classes	Tail	Catastrophe	Property	Credit and Surety	Professional Lines	Motor	Liability	Engineering	Agriculture	Marine and Other	Accident and Health	Discontinued lines - Novae

Property and Other	Short	X	X					X	X	X	X
Credit and Surety	Medium			X
Professional Lines	Medium				X
Motor	Long					X						X
Liability	Long						X					X

Short-tail business

Short-tail business includes the underlying exposures in property and other, marine and aviation reserve classes within the insurance segment, and the property and other reserve class within the reinsurance segment.

For the three and nine months ended September 30, 2018, these reserve classes contributed net favorable prior year reserve development of $12 million and $92 million, respectively, reflecting the recognition of overall better than expected loss emergence related to the 2017 catastrophe events. For the three and nine months ended September 30, 2017, these reserve classes contributed net favorable prior year reserve development of $5 million and $41 million, respectively, reflecting the recognition of better than expected loss emergence.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Medium-tail business

Medium-tail business consists primarily of insurance and reinsurance professional reserve classes, insurance credit and political risk reserve class and reinsurance credit and surety reserve class.

For the three and nine months ended September 30, 2018, the reinsurance professional reserve class recognized net favorable prior year reserve development of $10 million (2017: $9 million) and $18 million (2017: $36 million), respectively. For the three and nine months ended September 30, 2018, the insurance professional reserve class recognized net favorable prior year development of $10 million and $12 million (2017: $18 million), respectively. The net favorable prior year reserve development on these reserve classes continued to reflect generally favorable experience as the Company continued to transition to more experienced based methods.

For the three and nine months ended September 30, 2018, the credit and surety reinsurance reserve class recorded net favorable prior year reserve development of $6 million (2017: $17 million) and $21 million (2017: $18 million), respectively. This net favorable prior year reserve development reflected the recognition of better than expected loss emergence.

Long-tail business

Long-tail business consists primarily of insurance and reinsurance liability reserve classes and reinsurance motor reserve classes.

For the three and nine months ended September 30, 2018, the reinsurance liability reserve class contributed net favorable prior year reserve development of $11 million and $19 million (2017: $40 million), respectively. For the three months ended September 30, 2018, the net favorable prior year reserve development was largely associated with multi-line contracts and due to overall better than expected loss emergence related to the 2017 catastrophe events. For the nine months ended September 30, 2018, the net favorable prior year reserve development was largely associated with multi-line contracts and due to overall better than expected loss emergence related to the 2017 catastrophe events, together with generally favorable experience reflecting the progressively increased weight given by management to experience based indications on older accident years. For the nine months ended September 30, 2017, the net favorable prior year reserve development was primarily due to the progressively increased weight given by management to experience based indications on older accident years, which have generally been favorable.

For the three and nine months ended September 30, 2018, the insurance liability reserve class recorded net adverse prior year development of $11 million and $18 million, respectively, primarily related to reserve strengthening within the Company's U.S. excess casualty book of business. For the nine months ended September 30, 2017, the insurance liability reserve class recorded net adverse prior year development of $6 million primarily attributable to reserve strengthening within the Company's run-off Bermuda excess casualty book of business.

For the three and nine months ended September 30, 2018, the motor reinsurance reserve class contributed net favorable prior year reserve development of $7 million and $15 million, respectively, primarily attributable to non proportional treaty business on older accident years. For the three and nine months ended September 30, 2017, the motor reinsurance reserve class recorded net favorable prior year development of $16 million and net adverse prior year reserve development of $4 million, respectively. For the three months ended September 30, 2017, the net favorable prior year reserve development related to favorable loss emergence trends on several classes of business spanning multiple accident years. For the nine months ended September 30, 2017, the adverse prior year development was mainly driven by the decrease in the discount rate used to calculate lump sum awards in U.K. bodily injury cases, known as the Ogden Rate which changed from plus 2.5% to minus 0.75% effective March 20, 2017.

At September 30, 2018, net reserves for losses and loss expenses included estimated amounts for numerous catastrophe events. The magnitude and/or complexity of losses arising from these events, in particular Hurricane Florence as well as Hurricanes Harvey, Irma and Maria, the two earthquakes in Mexico and the wildfires in Northern and Southern California which occurred in 2017, inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at the estimated net reserves for losses and loss expenses. As a result, actual losses for these events may ultimately differ materially from our current estimates.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	EARNINGS PER COMMON SHARE

The following table presents a comparison of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Basic earnings (loss) per common share
Net income (loss)	$54,095	$(457,084)	$230,812	$(341,541)
Less: preferred share dividends	10,656	10,656	31,969	36,154
Net income (loss) available to common shareholders	43,439	(467,740)	198,843	(377,695)
Weighted average common shares outstanding - basic	83,558	83,305	83,474	84,479
Basic earnings (loss) per common share	$0.52	$(5.61)	$2.38	$(4.47)

Earnings (loss) per diluted common share
Net income (loss) available to common shareholders	$43,439	$(467,740)	$198,843	$(377,695)

Weighted average common shares outstanding - basic	83,558	83,305	83,474	84,479
Share-based compensation plans (1)	549	—	465	—
Weighted average common shares outstanding - diluted	84,107	83,305	83,939	84,479

Earnings (loss) per diluted common share	$0.52	$(5.61)	$2.37	$(4.47)

Weighted average anti-dilutive shares excluded from the dilutive computation	8	425	325	712

(1) Due to the net loss incurred in the three and nine months ended September 30, 2017, all the share equivalents were anti-dilutive.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	SHARE-BASED COMPENSATION

For the three months ended September 30, 2018, the Company incurred share-based compensation costs of $15 million (2017: $13 million) related to share-settled restricted stock units and cash-settled restricted stock units and recorded associated tax benefits of $3 million (2017: $3 million).

For the nine months ended September 30, 2018, the Company incurred share-based compensation costs of $45 million (2017: $57 million) and recorded associated tax benefits of $6 million (2017: $20 million, including $7 million related to excess tax benefits associated with the vesting of restricted stock units).

During the nine months ended September 30, 2018, the fair value of share-settled restricted stock units and cash-settled restricted stock units that vested was $47 million (2017: $125 million, including $44 million attributable to a grant made in 2014 of three year cliff vesting service-based awards). At September 30, 2018 there were $106 million of unrecognized compensation costs (2017: $99 million) which are expected to be recognized over the weighted average period of 2.6 years.

Share-settled Awards

The following table provides a summary of nonvested share-settled restricted stock units for the nine months ended September 30, 2018:

	Share-Settled Performance Vesting Restricted Stock Units		Share-Settled Service Based Restricted Stock Units
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value(1)	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value(1)

Nonvested restricted stock units - beginning of period	230	$57.08	1,355	$57.09
Granted	104	48.89	732	49.30
Vested	(87)	54.71	(486)	54.39
Forfeited	—	—	(70)	56.07
Nonvested restricted stock units - end of period	247	$54.49	1,531	$54.19

(1) Fair value is based on the closing price of common shares on the grant date.

Cash-settled awards

The following table provides a summary of nonvested cash-settled restricted stock units for the nine months ended September 30, 2018:

	Cash-Settled Performance Vesting Restricted Stock Units	Cash-Settled Service Based Restricted Stock Units
	Number of Restricted Stock Units	Number of Restricted Stock Units

Nonvested restricted stock units - beginning of period	42	988
Granted	—	468
Vested	(12)	(379)
Forfeited	—	(70)
Nonvested restricted stock units - end of period	30	1,007

At September 30, 2018, the liability for cash-settled restricted stock units, included in other liabilities in the Consolidated Balance Sheets, was $19 million (2017: $18 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.    SHAREHOLDERS' EQUITY

The following table presents common shares issued and outstanding:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Shares issued, balance at beginning of period	176,580	176,580	176,580	176,580
Shares issued	—	—	—	—
Total shares issued at end of period	176,580	176,580	176,580	176,580

Treasury shares, balance at beginning of period	(93,024)	(93,377)	(93,419)	(90,139)
Shares repurchased	—	(51)	(175)	(4,284)
Shares reissued	1	5	571	1,000
Total treasury shares at end of period	(93,023)	(93,423)	(93,023)	(93,423)

Total shares outstanding	83,557	83,157	83,557	83,157

Treasury Shares

The following table presents share repurchases:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

In the open market:
Total shares	—	49	—	3,932
Total cost	$—	$3,237	$—	$261,180
Average price per share(1)	$—	$65.80	$—	$66.43

From employees:(2)
Total shares	—	2	175	352
Total cost	$—	$110	$8,699	$24,479
Average price per share(1)	$—	$64.04	$49.57	$69.53

Total shares repurchased:
Total shares	—	51	175	4,284
Total cost	$—	$3,347	$8,699	$285,659
Average price per share(1)	$—	$65.74	$49.57	$66.68

(1) Calculated using whole numbers.

(2)	Shares are repurchased from employees to satisfy withholding tax liabilities related to the vesting of restricted stock units.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	DEBT AND FINANCING ARRANGEMENTS

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12.    OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the tax effects allocated to each component of other comprehensive income (loss):

	2018			2017
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Three months ended September 30,
Available for sale investments:
Unrealized investment gains (losses) arising during the period	$(27,968)	$1,907	$(26,061)	$64,431	$(1,926)	$62,505
Adjustment for reclassification of net realized investment (gains) losses and OTTI losses recognized in net income	26,896	(972)	25,924	(15,925)	2,639	(13,286)
Unrealized investment gains (losses) arising during the period, net of reclassification adjustment(1)	(1,072)	935	(137)	48,506	713	49,219
Non-credit portion of OTTI losses	—	—	—	—	—	—
Foreign currency translation adjustment	994	—	994	8,088	—	8,088
Total other comprehensive income (loss), net of tax	$(78)	$935	$857	$56,594	$713	$57,307

Nine months ended September 30,
Available for sale investments:
Unrealized investment gains (losses) arising during the period	$(266,117)	$8,596	$(257,521)	$215,360	$(8,899)	$206,461
Adjustment for reclassification of net realized investment losses and OTTI losses recognized in net income	79,552	(2,363)	77,189	8,269	1,900	10,169
Unrealized investment gains (losses) arising during the period, net of reclassification adjustment(1)	(186,565)	6,233	(180,332)	223,629	(6,999)	216,630
Non-credit portion of OTTI losses	—	—	—	—	—	—
Foreign currency translation adjustment	(6,864)	—	(6,864)	46,824	—	46,824
Total other comprehensive income (loss), net of tax	$(193,429)	$6,233	$(187,196)	$270,453	$(6,999)	$263,454

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.	OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)

The following table presents reclassifications from Accumulated Other Comprehensive Income ("AOCI") to net income available to common shareholders:

		Amount reclassified from AOCI(1)
AOCI Components	Consolidated Statement of Operations line item that includes reclassification	Three months ended September 30,		Nine months ended September 30,
		2018	2017	2018	2017

Unrealized investment gains (losses) on available for sale investments
	Other investment gains (losses)	$(21,350)	$21,337	$(71,918)	$5,224
	OTTI losses	(5,546)	(5,412)	(7,634)	(13,493)
	Total before tax	(26,896)	15,925	(79,552)	(8,269)
	Income tax (expense) benefit	972	(2,639)	2,363	(1,900)
	Net of tax	$(25,924)	$13,286	$(77,189)	$(10,169)

Foreign currency translation adjustment
	Foreign exchange loss	$—	$—	$—	$(24,149)
	Income tax (expense) benefit	—	—	—	—
	Net of tax	$—	$—	$—	$(24,149)

(1)	Amounts in parentheses are debits to net income (loss) available (attributable) to common shareholders.

On March 27, 2017, as part of the wind down of our Australia operation, the Australia Prudential Regulation Authority revoked the authorization of AXIS Specialty Australia to carry on insurance business in Australia. As this resulted in the substantial liquidation of AXIS Specialty Australia, the Company released the cumulative translation adjustment related to AXIS Specialty Australia of $24 million from AOCI in the Consolidated Balance Sheet to foreign exchange losses in the Consolidated Statement of Operations.

13.    SUBSEQUENT EVENTS

In October 2018, Hurricane Michael made landfall impacting the Gulf Coast and the southeastern U.S. The Company's preliminary pre-tax net loss estimate for this event is in the range of $100 million to $120 million. The impact of this event will be recognized by the Company in the three months ended December 31, 2018.

The Company's loss estimate is based on a ground-up assessment of losses from individual contracts and treaties exposed to the affected regions, including preliminary information from clients, brokers and loss adjusters. Industry insured loss estimates, market share analyses and catastrophe modeling analyses were also taken into account where appropriate.

Due to the nature of this event, including the complexity of loss assessment, factors contributing to the losses and the preliminary nature of the information available to prepare this estimate, the actual net ultimate amount of losses for this event may be materially different from this current estimate.

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

THIRD QUARTER 2018 FINANCIAL HIGHLIGHTS

Third Quarter 2018 Consolidated Results of Operations

•	Net income available to common shareholders of $43 million, or $0.52 per common share and diluted common share

•	Operating income(1) of $81 million, or $0.96 per diluted common share(1)

•	Gross premiums written of $1.4 billion

•	Net premiums written of $920 million

•	Net premiums earned of $1.2 billion

•
Estimated pre-tax catastrophe and weather-related losses of $92 million (insurance: $62 million and reinsurance: $30 million), or 7.5 points on current accident year loss ratio related to Hurricane Florence, Typhoon Jebi, U.S. weather-related events and the California Wildfires

•	Net favorable prior year reserve development of $46 million

•	Underwriting income(2) of $59 million and combined ratio of 97.9%

•	Net investment income of $114 million

•	Net investment losses of $18 million

•	Amortization of value of business acquired ("VOBA") of $39 million

•	Transaction and reorganization expenses of $16 million

•	Foreign exchange losses of $8 million

Third Quarter 2018 Consolidated Financial Condition

•	Total cash and investments of $15.4 billion; fixed maturities, cash and short-term securities comprise 89% of total cash and investments and have an average credit rating of AA-

•	Total assets of $24.8 billion

•	Reserve for losses and loss expenses of $12 billion and reinsurance recoverable of $3.4 billion

•	Total debt of $1.4 billion and the debt to total capital ratio of 20.7%

•	Common shareholders’ equity of $4.5 billion and book value per diluted common share of $52.70

(1)
Operating income (loss) and operating income (loss) per diluted common share are non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. The reconciliations of non-GAAP measures to the most comparable GAAP financial measures (net income (loss) available (attributable) to common shareholders and earnings per diluted common share, respectively) are provided in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.

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

EXECUTIVE SUMMARY

Business Overview

AXIS Capital Holdings Limited ("AXIS Capital"), through its operating subsidiaries, is a global provider of specialty lines insurance and reinsurance products with operations in Bermuda, the United States ("U.S."), Europe, Singapore, Canada, Latin America and the Middle East. Our underwriting operations are organized around our two global underwriting platforms, AXIS Insurance and AXIS Re.

Our mission is to provide our clients and distribution partners with a broad range of risk transfer products and services and meaningful capacity, backed by significant financial strength. We manage our portfolio holistically, aiming to construct the optimum consolidated portfolio of funded and unfunded risks, consistent with our risk appetite and development of our franchise. We nurture an ethical, entrepreneurial and disciplined culture that promotes outstanding client service, intelligent risk taking and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a global leader in specialty risks. Our execution on this strategy for the first nine months of 2018 included:

•	increased relevance in a select number of attractive specialty insurance and reinsurance markets and continued implementation of a more focused distribution strategy;

•	continued to grow a leadership position in business lines with strong growth potential including U.S. excess and surplus lines, and North America professional lines;

•
increased presence at Lloyd's of London ("Lloyd's") achieved through our acquisition of Novae Group plc ("Novae") which provides us with access to Lloyd's worldwide licenses and an extensive distribution network;

•	continued re-balancing of our portfolio towards less volatile lines of business that carry attractive rates;

•	launched a new phase of our transformation efforts, an enterprise-wide program to enhance all of our functions and position us to lead in a transforming industry;

•	continued improvement in the effectiveness and efficiency of our operating platforms and processes;

•	increased investment in data and analytics; and

•	broadened risk-funding sources and developed vehicles that utilize third-party capital.

Reinsurance to Close ("RITC") of the 2015 and Prior Years of Account of Syndicate 2007

On January 1, 2018, AXIS Managing Agency Limited, the managing agent of Syndicate 2007 entered into an agreement for the RITC of the 2015 and prior years of account of Syndicate 2007. Under the terms of this agreement, we ceded $819 million of reserves for losses and loss expenses, which were included in Syndicate 2007's balance sheet at December 31, 2017, to a reinsurer. This agreement was accounted for as a novation reinsurance contract. During the nine months ended September 30, 2018, we recognized a reduction in reserves for losses and loss expenses of $819 million representing the transfer of liabilities to the reinsurer, and a reduction in investments and cash of $819 million representing the consideration paid to the reinsurer.

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

The realignment of our accident and health business into our insurance and reinsurance segments took place in the first quarter of 2018. Financial results relating to this business were previously included in the results of our insurance segment. As a result of the realignment, accident and health results are included in the results of both our insurance and reinsurance segments, with effect from January 1, 2018. The results are inclusive of underwriting-related general and administrative expenses attributable to accident and health business. To facilitate comparison of information across periods, certain reclassifications have been made to prior year amounts to conform to the current year's presentation.

Reinsurance Agreement with Northshore Re II Limited ("Northshore")

In July 2018, we obtained catastrophe protection for our insurance and reinsurance segments through a reinsurance agreement with Northshore. In connection with the reinsurance agreement, Northshore issued notes to unrelated investors in an amount equal to the full $200 million of coverage provided under the reinsurance agreement covering a three year period. At the time of the agreement, we performed an evaluation of Northshore to determine if it meets the definition of a variable interest entity ("VIE"). We concluded that Northshore is a VIE. In addition, we concluded that we do not have a variable interest in the entity, as the variability in results is expected to be absorbed entirely by the investors in Northshore. Accordingly, the results of Northshore are not included in our consolidated financial statements.

Outlook

We are committed to leadership in specialty risk, an area where we have depth of talent and expertise and have earned a strong reputation for client service and intelligent risk-taking. As a mid-sized player that is both sophisticated and agile, we believe we are well-positioned to thrive in the rapidly evolving insurance and reinsurance marketplace.  Through our hybrid strategy, we have developed substantial platforms in both insurance and reinsurance, providing us with both balance and diversification. We believe our market positioning, underwriting expertise, best-in-class claims management capabilities, and strong relationships with our distributors and clients will provide opportunities for further profitable growth in 2018 and beyond, with variances amongst our lines driven by our tactical response to market conditions.

Since late 2017, rates across most insurance lines have generally improved, with catastrophe exposed property insurance lines and U.S. excess casualty experiencing the most upward rate momentum. Market conditions will likely remain competitive in the near term. However, some specialty segments may experience improved market conditions as carriers assess pricing, portfolio construction and account preferences. In this competitive market environment with mixed market conditions, we are focusing on lines of business and market segments that are adequately priced, and we are trading off growth for profitability in other areas. In addition, our acquisition of Novae increases our leadership and relevance in the London marketplace, and we expect to be well-positioned to capitalize on new opportunities and benefit from improved market conditions emerging through the international specialty insurance market, including Lloyd's.

The reinsurance market overall is strongly capitalized and demand side conditions, while largely stable, do present opportunities to support clients in a world of changing exposures, regulation, and reinsurance panels. We also believe that there is a real opportunity to achieve more relevance by focusing on our clients to produce new streams of income in the future while still defending the quality of our existing portfolio. We are also focused on managing the volatility and capital efficiency of our portfolio by further expanding our already strong group of strategic capital partners.

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

Consolidated Underwriting Income (Loss)

Consolidated underwriting income (loss) is a pre-tax measure of underwriting profitability that takes into account net premiums earned and other insurance related income (losses) as revenues and net losses and loss expenses, acquisition costs and underwriting-related general and administrative expenses as expenses. While this measure is presented in Item 1, Note 2 to the Consolidated Financial Statements 'Segment Information', it is considered a non-GAAP financial measure when presented elsewhere on a consolidated basis.

We evaluate our underwriting results separately from the performance of our investment portfolio. As a result, we believe it is appropriate to exclude net investment income and net investment gains (losses) from our underwriting profitability measure.

Foreign exchange losses (gains) in our Consolidated Statements of Operations primarily relate to the impact of foreign exchange rate movements on our net insurance-related liabilities. However, we manage our investment portfolio in such a way that unrealized and realized foreign exchange losses (gains) on our investment portfolio generally offset a large portion of the foreign exchange losses (gains) arising from our underwriting portfolio. As a result, we believe that foreign exchange losses (gains) are not a meaningful contributor to our underwriting performance, therefore, foreign exchange losses (gains) are excluded from consolidated underwriting income (loss).

Interest expense and financing costs primarily relate to interest payable on our senior notes and notes payable. As these expenses are not incremental and/or directly attributable to our individual underwriting operations, these expenses are excluded from underwriting-related general and administrative expenses, and, therefore, consolidated underwriting income (loss).

Bargain purchase gain, recognized upon the acquisition of Aviabel, reflects the excess of the fair value of the net identifiable assets acquired over the fair value of consideration transferred and is not indicative of future revenues of the company, therefore, this revenue is excluded from consolidated underwriting income (loss).
Transaction and reorganization expenses are primarily driven by business decisions, the nature and timing of which are not related to the underwriting process, therefore, these expenses are excluded from consolidated underwriting income (loss).

Amortization of intangible assets including VOBA arose from business decisions, the nature and timing of which are not related to the underwriting process, therefore, these expenses are excluded from consolidated underwriting income (loss).

We believe that the presentation of underwriting-related general and administrative expenses and consolidated underwriting income (loss) provides investors with an enhanced understanding of our results of operations, by highlighting the underlying pre-tax profitability of our underwriting activities. The reconciliation of consolidated underwriting income (loss) to income (loss) before income taxes and interest in income (loss) of equity method investments, the most comparable GAAP financial measure, is presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.

Operating Income (Loss)

Operating income (loss) represents after-tax operational results exclusive of net investment gains (losses), foreign exchange losses (gains), transaction and reorganization expenses and bargain purchase gain.

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

Foreign exchange losses (gains) in our Consolidated Statements of Operations primarily relate to the impact of foreign exchange rate movements on net insurance related-liabilities. However, this movement is only one element of the overall impact of foreign exchange rate fluctuations on our financial position. In addition, we recognize unrealized foreign exchange losses (gains) on our available-for-sale investments in other comprehensive income (loss) and foreign exchange losses (gains) realized upon the sale of these investments in net investments gains (losses). These unrealized and realized foreign exchange losses (gains) generally offset a large portion of the foreign exchange losses (gains) reported separately in net income (loss) available (attributable) to common shareholders, thereby minimizing the impact of foreign exchange rate movements on total shareholders' equity. As a result, foreign exchange losses (gains) in our Consolidated Statement of Operations in isolation are not a fair representation of the performance of our business.

Transaction and reorganization expenses are primarily driven by business decisions, the nature and timing of which are not related to the underwriting process, therefore, these expenses are excluded from operating income (loss).

Bargain purchase gain, recognized upon the acquisition of Aviabel, reflects the excess of the fair value of the net identifiable assets acquired over the fair value of consideration transferred and is not indicative of future revenues of the company, therefore, this revenue is excluded from operating income (loss).
Certain users of our financial statements evaluate performance exclusive of after-tax net investment gains (losses), foreign exchange losses (gains), transaction and reorganization expenses and bargain purchase gain to understand the profitability of recurring sources of income.

We believe that showing net income (loss) available (attributable) to common shareholders exclusive of after-tax net investment gains (losses), foreign exchange losses (gains), transaction and reorganization expenses and bargain purchase gain reflects the underlying fundamentals of our business. In addition, we believe that this presentation enables investors and other users of our financial information to analyze performance in a manner similar to how our management analyzes the underlying business performance. We also believe this measure follows industry practice and, therefore, facilitates comparison of our performance with our peer group. We believe that equity analysts and certain rating agencies that follow us, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons. The reconciliation of operating income (loss) to net income (loss) available (attributable) to common shareholders, the most comparable GAAP financial measure, is presented in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.

We also present operating income (loss) per diluted common share and operating ROACE, which are derived from the operating income (loss) measure and are reconciled to the most comparable GAAP financial measures, earnings per diluted common share and annualized return on average common equity ("ROACE"), respectively, in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.

Constant Currency Basis

We present gross premiums written, net premiums written and net premiums earned on a constant currency basis in this MD&A. The amounts presented on a constant currency basis are calculated by applying the average foreign exchange rate from the current year to the prior year amounts. We believe this presentation enables investors and other users of our financial information to analyze growth in gross premiums written, net premiums written and net premiums earned on a constant basis. The reconciliation to gross premiums written, net premiums written and net premiums earned on a GAAP basis is presented in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Underwriting Results – Consolidated'.

Pre-Tax Total Return on Cash and Investments excluding Foreign Exchange Rate Movement

Pre-tax total return on cash and investments excluding foreign exchange rate movements measures net investment income (loss), net investments gains (losses), interest in income (loss) of equity method investments, and change in unrealized gains (losses) generated by our average cash and investment balances. The reconciliation of pre-tax total return on cash and investments excluding foreign exchange rate movements to pre-tax total return on cash and investments, the most comparable GAAP financial measure, is presented in the 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net Investment Income and Net Investment Gains (Losses)'. We believe this presentation enables investors and other users of our financial information to better analyze the performance of our investment portfolio.

Ex-PGAAP Operating Income (Loss)

Ex-PGAAP operating income (loss) represents operating income (loss) exclusive of amortization of VOBA and intangible assets, net of tax and amortization of acquisition costs, net of tax both associated with Novae's balance sheet at October 2, 2017 (the "closing date" or "acquisition date"). We also present ex-PGAAP operating income per diluted common share and annualized ex-PGAAP operating ROACE, which are derived from the ex-PGAAP operating income (loss) measure. The reconciliation of ex-PGAAP operating income (loss) to net income (loss) available (attributable) to common shareholders, the most comparable GAAP financial measure, is presented in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.

The reconciliation of ex-PGAAP operating income (loss) per diluted common share and ex-PGAAP operating ROACE to the most comparable GAAP financial measures, earnings per diluted common share and annualized ROACE, respectively, are also presented in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.

We believe the presentation of ex-PGAAP operating income (loss), ex-PGAAP operating income (loss) per diluted common share and ex-PGAAP operating ROACE enables investors and other users of our financial information to better analyze the performance of our business.

Acquisition of Novae

On October 2, 2017, we acquired Novae. We identified VOBA which represents the present value of the expected underwriting profit within policies that were in-force at the closing date of the transaction. In addition, the allocation of the acquisition price to the assets acquired and liabilities assumed of Novae based on estimated fair values at the acquisition date, resulted in the write-off of the deferred acquisition cost asset on Novae's balance sheet at the acquisition date as the value of policies in-force on that date are considered within VOBA. Consequently, underwriting income (loss) in the three and nine months ended September 30, 2018 included the recognition of premium attributable to Novae's balance sheet at the acquisition date without the recognition of the associated acquisition costs.

Results of Operations

	Three months ended September 30,				Nine months ended September 30,
	2018		% Change	2017	2018	% Change	2017

Underwriting revenues:
Net premiums earned	$1,224,075		20%	$1,017,131	$3,577,026	22%	$2,937,265
Other insurance related income (losses)	8,475		nm	(3,197)	18,811	nm	(4,420)
Underwriting expenses:
Net losses and loss expenses	(794,959)		(36%)	(1,235,367)	(2,162,945)	(12%)	(2,447,640)
Acquisition costs	(248,314)		28%	(194,724)	(709,527)	20%	(588,879)
Underwriting general and administrative expenses(1)	(130,251)		35%	(96,696)	(404,875)	21%	(335,782)
Underwriting Income (Loss)	$59,026			$(512,853)	$318,490		$(439,456)

Corporate expenses(1)	(24,643)		(12%)	(27,933)	(85,069)	(13%)	(97,922)
Net investment income	114,421		20%	95,169	325,380	8%	299,899
Net investment gains (losses)	(17,628)		nm	14,632	(77,551)	nm	(14,811)
Other expenses, net	(25,202)		(44%)	(45,345)	(52,824)	(59%)	(128,470)
Transaction and reorganization expenses	(16,300)		nm	(5,970)	(48,125)	nm	(5,970)
Amortization of value of business acquired	(39,018)		nm	—	(149,535)	nm	—
Amortization of intangible assets	(1,753)	—	nm	—	(8,564)	nm	—
Bargain purchase gain	—		nm	—	—	nm	15,044
Income (loss) before income taxes and interest in income (loss) of equity method investments	48,903			(482,300)	222,202		(371,686)
Income tax benefit	3,525		(86%)	25,877	3,565	nm	38,547
Interest in income (loss) of equity method investments	1,667		nm	(661)	5,045	nm	(8,402)
Net income (loss)	$54,095			$(457,084)	$230,812		$(341,541)
Preferred share dividends	(10,656)		—%	(10,656)	(31,969)	(12%)	(36,154)
Net income (loss) available (attributable) to common shareholders	$43,439		nm	$(467,740)	$198,843	nm	$(377,695)

Net investment losses (gains), net of tax(2)	$17,005		nm	$(11,975)	$73,540	nm	$16,703
Foreign exchange losses (gains), net of tax(3)	6,435		(77%)	28,071	(3,358)	nm	85,851
Transaction and reorganization expenses, net of tax (4)	13,911		nm	5,749	40,709	nm	5,749
Bargain purchase gain(5)	—		—%	—	—	nm	(15,044)
Operating income (loss)(6)	$80,790		nm	$(445,895)	$309,734	nm	$(284,436)

nm – not meaningful

(1)
Underwriting-related general and administrative expenses is a non-GAAP measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to total general and administrative expenses, the most comparable GAAP measure, also included corporate expenses of $24,643 and $27,933 for the three months ended September 30, 2018 and 2017, respectively, and $85,069 and $97,922 for the nine months ended September 30, 2018 and 2017, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for additional information related to the corporate expenses. Also, refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures' for additional information.

(2)
Tax cost (benefit) of ($623) and $2,657 for the three months ended September 30, 2018 and 2017, respectively, and $(4,011) and $1,892 for the nine months ended September 30, 2018 and 2017, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.

(3)
Tax cost (benefit) of ($1,870) and ($4,439) for the three months ended September 30, 2018 and 2017, respectively, and $(5,424) and $(4,242) for the nine months ended September 30, 2018 and 2017, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.

(4)
Tax cost (benefit) of ($2,389) and ($221) for the three months ended September 30, 2018 and 2017, respectively, and $(7,416) and $(221) for the nine months ended September 30, 2018 and 2017, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.

(5)	Tax impact is nil.

(6)
Operating income (loss) is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliations to the most comparable GAAP financial measures (net income (loss) available (attributable) to common shareholders) is provided in the table above, and a discussion of the rationale for the presentation of this item is included in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures'.

Non-GAAP Financial Measures

We also present operating income per diluted common share and annualized operating return on average common equity ("annualized operating ROACE"), which are derived from the operating income measure and can be reconciled to the most comparable GAAP financial measures as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Net income (loss) available (attributable) to common shareholders	$43,439	$(467,740)	$198,843	$(377,695)
Operating income (loss)	80,790	(445,895)	309,734	(284,436)
Weighted average diluted common shares outstanding(1)	84,107	83,305	83,939	84,479

Earnings (loss) per diluted common share	$0.52	$(5.61)	$2.37	$(4.47)
Operating income (loss) per diluted common share(2)	$0.96	$(5.35)	$3.69	$(3.37)

Average common shareholders’ equity	$4,487,639	$4,898,698	$4,531,768	$4,912,998

Annualized return on average common equity(3)	3.9%	nm	5.9%	(10.3%)
Annualized operating return on average common equity(4)	7.2%	nm	9.1%	(7.7%)

(1)	Refer to Item 1, Note 7 to our Consolidated Financial Statements 'Earnings per Common Share' for additional information on the dilution calculation.

(2)
Operating income (loss) per diluted common share is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to the most comparable GAAP financial measures (earnings per diluted common share) is provided in the table above, and a discussion of the rationale for the presentation of this item is included in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures'.

(3)
Annualized ROACE is calculated by dividing annualized net income (loss) available (attributable) to common shareholders for the period by the average common shareholders' equity determined by using the common shareholders' equity balances at the beginning and end of the period.

(4)
Annualized operating ROACE, a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K, is calculated by dividing annualized operating income (loss) for the period by the average common shareholders' equity. The reconciliation to ROACE, the most comparable GAAP measure, is presented above. Also refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures' for additional information.

We also present ex-PGAAP operating income (loss), ex-PGAAP operating income (loss) per diluted common share and ex-PGAAP operating ROACE which are derived from the operating income measure and can be reconciled to the most comparable GAAP financial measures as follows:

	Three months ended		Nine months ended
	2018	2017	2018	2017

Net income (loss) available (attributable) to common shareholders	$43,439	$(467,740)	$198,843	$(377,695)
Net investment losses (gains), net of tax	17,005	(11,975)	73,540	16,703
Foreign exchange losses (gains), net of tax	6,435	28,071	(3,358)	85,851
Transaction and reorganization expenses, net of tax	13,911	5,749	40,709	5,749
Bargain purchase gain	—	—	—	(15,044)
Operating income (loss)	$80,790	$(445,895)	$309,734	$(284,436)
Amortization of VOBA and intangible assets, net of tax(2)	32,938	—	127,075	—
Amortization of acquisition costs, net of tax(3)	(23,769)	—	(88,642)	—
Ex-PGAAP operating income (loss)(1)	$89,959	$(445,895)	$348,167	$(284,436)

Earnings (loss) per diluted common share	$0.52	$(5.61)	$2.37	$(4.47)
Net investment (gains) losses, net of tax	0.21	(0.15)	0.89	0.20
Foreign exchange losses (gains), net of tax	0.08	0.34	(0.04)	1.01
Transaction and reorganization expenses, net of tax	0.17	0.07	0.49	0.07
Bargain purchase gain	—	—	—	(0.18)
Operating income (loss) per diluted common share	$0.96	$(5.35)	$3.69	$(3.37)
Amortization of VOBA and intangible assets, net of tax(2)	0.39	—	1.52	—
Amortization of acquisition cost, net of tax(3)	(0.28)	—	(1.06)	—
Ex-PGAAP operating income (loss) per diluted common share(1)	$1.07	$(5.35)	$4.15	$(3.37)

Weighted average diluted common shares outstanding	84,107	83,305	83,939	84,479

Average common shareholders' equity	$4,487,639	$4,898,698	$4,531,768	$4,912,998

Annualized return on average common equity	3.9%	nm	5.9%	(10.3)%
Annualized operating return on average common equity	7.2%	nm	9.1%	(7.7)%
Annualized ex-PGAAP operating return on average common equity(1)	8.0%	nm	10.2%	nm

(1)
Ex-PGAAP operating income (loss), ex-PGAAP operating income (loss) per diluted common share and annualized ex-PGAAP operating return on average common equity are non-GAAP financial measures as defined in SEC Regulation S-K. The reconciliation to the most comparable GAAP financial measures, (net income (loss) available (attributable) to common shareholders, earnings (loss) per diluted common share, and annualized ROACE, respectively) are provided in the table above, and a discussion of the rationale for the presentation of these items is included in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures'.

(2)	Tax cost (benefit) of $(7,726) and $(29,808) for the three and nine months ended September 30, 2018, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.

(3)	Tax cost (benefit) of $5,575 and $20,793 for the three and nine months ended September 30, 2018, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.

Underwriting Results

Total underwriting income for the three months ended September 30, 2018 was $59 million, an increase of $572 million compared to the underwriting loss of $513 million for the three months ended September 30, 2017. The increase in underwriting income was primarily driven by an increase in net premiums earned, a decrease in catastrophe and weather-related losses and a decrease in the current accident year loss ratio excluding catastrophe and weather-related losses, partially offset by an increase in the acquisition cost ratio.

The reinsurance segment underwriting income increased by $295 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. The increase in underwriting income was primarily driven by a decrease in catastrophe and weather-related losses and a decrease in the current accident year loss ratio excluding catastrophe and weather-related losses, partially offset by a decrease net favorable prior year reserve development and an increase in the general and administrative expense ratio.

The insurance segment underwriting loss decreased by $276 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. The decrease in underwriting loss was primarily driven by an increase in net premiums earned, a decrease in catastrophe and weather-related losses, and a decrease in the current accident year loss ratio excluding catastrophe and weather-related losses, partially offset by an increase in the acquisition cost ratio.

Total underwriting income for the nine months ended September 30, 2018 was $318 million, an increase of $758 million compared to underwriting loss of $439 million for the nine months ended September 30, 2017. The increase in underwriting income was primarily driven by an increase in net premiums earned, a decrease in catastrophe and weather-related losses, a decrease in the current accident year loss ratio excluding catastrophe and weather-related losses, and a decrease in the general and administrative expense ratio.
The reinsurance segment underwriting income increased by $364 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. The increase in underwriting income was primarily driven by an increase in net premiums earned, a decrease in catastrophe and weather-related losses, a decrease in the current accident year loss ratio excluding catastrophe and weather-related losses, and a decrease in the acquisition cost ratio, partially offset by a decrease in net favorable prior year development.
The insurance segment underwriting income increased by $394 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. The increase in underwriting income was primarily due to an increase in net premiums earned, a decrease in catastrophe and weather-related losses, a decrease in the current accident year loss ratio excluding catastrophe and weather-related losses, and a decrease in the general and administrative expense ratio, partially offset by an increase in the acquisition cost ratio.
Net Investment Income

Net investment income for the three months ended September 30, 2018 was $114 million, an increase of $19 million compared to the same period of 2017. The increase was attributable to a larger investment base associated with our acquisitions of Novae and Compagnie Belge d'Assurances Aviation NV/SA (“Aviabel”) in 2017, together with the increase in yields.

Net investment income for the nine months ended September 30, 2018 was $325 million, an increase of $25 million, compared to the same period of 2017. The increase was attributable to a larger investment base associated with our acquisitions of Novae and Aviabel in 2017, together with the increase in yields, partially offset by a decrease in net investment income attributable to our other investments portfolio.

Net Investment Gains (Losses)

Net investment losses were $18 million for the three months ended September 30, 2018 compared to net investment gains of $15 million for the same period of 2017. Net investment losses for the three months ended September 30, 2018 were primarily attributable to the sale of U.S. government, agency RMBS and corporate debt securities, together with an Other Than Temporary Impairment ("OTTI") charge of $6 million, partially offset by net unrealized investment gains on equity securities of $7 million which were reported in net investment gain (losses) as opposed to other comprehensive income following the adoption of Accounting Standards Update ("ASU") ASU 2016-01 "Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial

Assets and Financial Liabilities," in the first quarter of 2018. Net realized investment gains of $15 million for the three months ended September 30, 2017 were mainly attributable to the sale of ETFs, partially offset by an OTTI charge of $5 million.

Net investment losses were $78 million in the nine months ended September 30, 2018, compared to $15 million for the same period of 2017. Net investment losses for the nine months ended September 30, 2018 were primarily attributable to the sale of U.S. government, Agency RMBS and corporate debt securities, together with an OTTI charge of $8 million and net unrealized investment losses on equity securities of $25 million which were reported in net investment gains (losses) as opposed to other comprehensive income following the adoption of ASU 2016-01.

Net realized investment losses of $15 million in the nine months ended September 30, 2017 were attributable to foreign exchange losses (net of forward contracts) on the sale of non-U.S. government and corporate debt securities due to the decline in foreign exchange rates against the U.S. dollar together with an OTTI charge of $13 million.

Other Expenses (Revenues), Net

Corporate expenses were $25 million for the three months ended September 30, 2018, compared to $28 million for the three months ended September 30, 2017. The decrease was primarily attributable to an increase in allocations of corporate costs to our insurance and reinsurance segments, together with a decrease in professional fees, partially offset by an increase in personnel costs and information technology costs.

Corporate expenses were $85 million for the nine months ended September 30, 2018, compared to $98 million for the nine months ended September 30, 2017. The decrease was primarily attributable to a decrease in personnel costs and executive transition costs, together with an increase in the allocation of corporate costs to our insurance and reinsurance segments, partially offset by an increase in information technology costs.

Foreign exchange losses were $8 million and $2 million for the three and nine months ended September 30, 2018, respectively, compared to foreign exchange losses of $33 million and $90 million for the three and nine months ended September 30, 2017, respectively.

Foreign exchange losses for the three and nine months ended September 30, 2018 were primarily attributable to the impact of the strengthening of the U.S. dollar on the remeasurement of other investments, specifically, overseas deposits mainly denominated in australian dollar and pound sterling.

Foreign exchange losses for the three and nine months ended September 30, 2017 were primarily attributable to the impact of the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities mainly denominated in pound sterling and euro. In addition, foreign exchange losses for the nine months ended September 30, 2017 included the reclass of a cumulative translation adjustment balance of $24 million related to the wind-down of AXIS Specialty Australia from accumulated other comprehensive income to foreign exchange losses.

Interest expenses and financing costs were $17 million and $51 million for the three and nine months ended September 30, 2018, respectively, compared to $13 million and $38 million for the three and nine months ended September 30, 2017, respectively. The increase was primarily attributable to interest due on the 4.0% Senior Notes issued by the Company in the fourth quarter of 2017, as well as interest due on the Dekania Notes issued by Novae in 2004.

The financial results for the three and nine months ended September 30, 2018 resulted in a tax benefit of $4 million and $4 million, respectively, compared to a tax benefit of $26 million and $39 million, for the three and nine months ended September 30, 2017, respectively.

The tax benefit of $4 million and $4 million recognized in the three and nine months ended September 30, 2018, respectively, were primarily driven by the generation of pre-tax losses in our U.K. and European operations, largely offset by the generation of pre-tax income in our U.S. operations.

The tax benefit of $26 million recognized in the three months ended September 30, 2017 was primarily driven by an underwriting loss associated with catastrophe losses recognized in our U.S. operations. The tax benefit of $39 million recognized in the nine months ended September 30, 2017 was primarily driven by an underwriting loss associated with catastrophe losses recognized in our U.S. operations, share based compensation excess tax benefits which were recognized in the Consolidated Statement of Operations and a tax adjustment related to the bargain purchase gain recognized in connection with the acquisition of Aviabel.

Transaction and Reorganization Expenses

Transaction and reorganization expenses were $16 million and $48 million for the three and nine months ended September 30, 2018, respectively, compared to $6 million for the three and nine months ended September 30, 2017 related to the transformation program launched earlier this year. This program encompasses the integration of Novae which commenced in the fourth quarter of 2017, the realignment of our accident and health business, together with other initiatives designed to increase our efficiency and enhance our profitability while delivering a customer-centric operating model. Pre-tax reorganization charges of $75 million have been incurred since the third quarter 2017. These expenses are not included in operating income.

We expect to achieve annual run-rate pre-tax cost savings of approximately $100 million with effect from 2020. These expense savings will be achieved through the elimination of redundant roles, efficiencies introduced through organizational redesign, operating efficiency improvements, integration of systems, and the rationalization of third party contracts and professional fees.

Amortization of Value of Business Acquired

On October 2, 2017, we acquired Novae. The acquisition of Novae was undertaken to accelerate the growth strategy of our international insurance business, and to significantly scale up its capabilities to enable us to even better serve our clients and brokers. At the acquisition date, we identified VOBA, which represents the present value of the expected underwriting profit within policies that were in-force at the closing date of the transaction, of $257 million.

VOBA is amortized over its economic useful life and this expense is included in amortization of value of business acquired in the Consolidated Statement of Operations.

Bargain Purchase Gain

On April 1, 2017, we acquired general aviation insurer and reinsurer, Aviabel. The purchase price was allocated to the assets acquired and liabilities assumed of Aviabel based on the estimated fair values on the closing date and a bargain purchase gain of $15 million was recognized for the nine months ended September 30, 2017.

Interest in Income (Loss) of Equity Method Investments

Interest income (loss) of equity method investments represents our share of income (loss) related to investments where we have significant influence over the operating and financial policies of the investee.

Interest in income of equity method investments was $2 million and $5 million for the three and nine months ended September 30, 2018, respectively, relating to our share of income in a company where we have a significant influence over the operating and financial policies.

Interest in loss of equity method investments was $1 million and $8 million for the three and nine months ended September 30, 2017, respectively. The nine months ended September 30, 2017 included impairment losses of $9 million related to an investment in a U.S. based insurance company, partially offset by income of $1 million related to our share of income in a company where we have significant influence over the operating and financial policies.

Financial Measures

We believe the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

	Three months ended and at September 30,		Nine months ended and at September 30,
	2018	2017	2018	2017

Annualized ROACE	3.9%	nm	5.9%	(10.3%)
Annualized operating ROACE	7.2%	nm	9.1%	(7.7%)
Ex-PGAAP operating return on average common equity	8.0%	nm	10.2%	nm
Book value per diluted common share(1)	$52.70	$55.33	$52.70	$55.33
Cash dividends declared per common share	0.39	0.38	1.17	1.14
Increase (decrease) in diluted book value per common share adjusted for dividends	$0.62	$(4.74)	$(1.07)	$(1.80)

nm – not meaningful

(1)
Book value per diluted common share represents total common shareholders’ equity divided by the number of common shares and diluted common shares outstanding, determined using the treasury stock method. Cash settled awards are excluded.

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
ROACE reflects the impact of net income (loss) available (attributable) to common shareholders including net investment gains (losses), foreign exchange losses (gains), transaction and reorganization expenses and bargain purchase gain.
The increase in ROACE for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, was primarily driven by increase in underwriting income, together with a decrease in foreign exchange losses and an increase in net investment income, partially offset by amortization of VOBA associated with the acquisition of Novae, an increase in net investment losses, as well as transaction and reorganization expenses. In addition, average common equity decreased due to net unrealized investment losses reported in other comprehensive income and common share dividends declared.
The increase in ROACE for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was primarily driven by an increase in underwriting income and a decrease in foreign exchange losses and an increase in net investment income, partially offset by amortization of VOBA associated with the acquisition of Novae, an increase in net investment losses, transaction and reorganization expenses, and the bargain purchase gain related to the acquisition of Aviabel that was recognized in 2017, together with a decrease in average common equity.
Operating ROACE excludes the impact of net investment gains (losses), foreign exchange losses (gains), transaction and reorganization expenses and bargain purchase gain.
The increase in operating ROACE for the three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017, was primarily driven by an increase in underwriting income and net investment income, partially offset by amortization of VOBA associated with the acquisition of Novae.
Ex-PGAAP operating ROACE excludes the impact of amortization of VOBA and intangible assets, net of tax and amortization of acquisition costs, net of tax both associated with Novae's balance sheet at October 2, 2017. Ex-PGAAP operating ROACE three and nine months ended September 30, 2018 was 8.0% and 10.2%, respectively.

Book Value per Diluted Common Share
We consider book value per diluted common share to be an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis will ultimately translate into appreciation of our stock price.
Book value per diluted common share decreased to $52.70 at September 30, 2018, from $55.33 at September 30, 2017, a decrease of 5%, due to net unrealized investment losses reported in other comprehensive income and common share dividends declared, partially offset by net income generated during the period.
Cash Dividends Declared per Common Share
We believe in returning excess capital to our shareholders by way of dividends and share repurchases. Accordingly, our dividend policy is an integral part of the value we create for our shareholders. Our cumulative strong earnings have permitted our Board of Directors to approve fourteen successive increases in quarterly common share dividends.
Book Value per Diluted Common Share Adjusted for Dividends
Book value per diluted common share adjusted for dividends increased by $0.62 or 1% per common share for the three months ended September 30, 2018.
Taken together, we believe that growth in book value per diluted common share and common share dividends declared represent the total value created for our common shareholders. As companies in the insurance industry have differing dividend payout policies, we believe investors use the book value per diluted common share adjusted for dividends metric to measure comparable performance across the industry.

During the three months ended September 30, 2018, total value created was driven by the net income generated in the quarter.

During the three and nine months ended September 30, 2017, respectively, the reduction in value created was due to the net loss generated in both periods, partially offset by an increase in unrealized gains on investments reported in accumulated other comprehensive income.
Book value per diluted common share adjusted for dividends decreased by $1.07, or 2%, per common share over the past twelve months due to net unrealized investment losses reported in other comprehensive income, partially offset by net income generated during the period.

UNDERWRITING RESULTS – CONSOLIDATED

The following table provides our underwriting results for the periods indicated. Underwriting income is a pre-tax measure of underwriting profitability that takes into account net premiums earned and other insurance related income (loss) as revenues and net losses and loss expenses, acquisition costs and underwriting-related general and administrative costs as expenses.

	Three months ended September 30,			Nine months ended September 30,
	2018	% Change	2017	2018	% Change	2017

Revenues:
Gross premiums written	$1,423,707	20%	$1,185,574	$5,737,327	29%	$4,459,772
Net premiums written	919,938	10%	832,743	3,906,264	18%	3,297,718
Net premiums earned	1,224,075	20%	1,017,131	3,577,026	22%	2,937,265
Other insurance related income (losses)	8,475	nm	(3,197)	18,811	nm	(4,420)

Expenses:
Current year net losses and loss expenses	(840,619)		(1,283,135)	(2,323,028)		(2,591,135)
Prior year reserve development	45,660		47,768	160,083		143,495
Acquisition costs	(248,314)		(194,724)	(709,527)		(588,879)
Underwriting-related general and administrative expenses(1)	(130,251)		(96,696)	(404,875)		(335,782)
Underwriting income (loss)(2)	$59,026	nm	$(512,853)	$318,490	nm	$(439,456)

General and administrative expenses(1)	$154,894		$124,629	$489,944		$433,704
Income (loss) before income taxes and interest in income (loss) of equity method investments(2)	$48,903		$(482,300)	$222,202		$(371,686)

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

(2)
Consolidated underwriting income (loss) is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to income (loss) before tax and interest in income (loss) of equity investments, the most comparable GAAP measure, is presented in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.

Underwriting Revenues

Gross and net premiums written by segment were as follows:

	Gross Premiums Written
	Three months ended September 30,			Nine months ended September 30,
	2018	% Change	2017	2018	% Change	2017

Insurance	$969,364	49%	$651,145	$2,876,856	47%	$1,960,608
Reinsurance	454,343	(15%)	534,429	2,860,471	14%	2,499,164
Total	$1,423,707	20%	$1,185,574	$5,737,327	29%	$4,459,772

% ceded
Insurance	38%	1 pts	37%	39%	3 pts	36%
Reinsurance	30%	10 pts	20%	25%	7 pts	18%
Total	35%	5 pts	30%	32%	6 pts	26%

	Net Premiums Written
	Three months ended September 30,			Nine months ended September 30,
	2018	% Change	2017	2018	% Change	2017

Insurance	$602,070	48%	$407,054	$1,748,142	39%	$1,259,999
Reinsurance	317,868	(25%)	425,689	2,158,122	6%	2,037,719
Total	$919,938	10%	$832,743	$3,906,264	18%	$3,297,718

Gross Premiums Written:

Gross premiums written for the three and nine months ended September 30, 2018 increased by $238 million or 20% and $1.3 billion or 29%, respectively, compared to the three and nine months ended September 30, 2017. The increase for the three months ended September 30, 2018, compared to the same periods in 2017, was due to an increase in the insurance segment, partially offset by a decrease in the reinsurance segment. The increase for the nine months ended September 30, 2018, compared to the same periods in 2017, was due to an increase in both the reinsurance and insurance segments.

The reinsurance segment's gross premiums written decreased by $80 million or 15% and increased $361 million or 14% for the three and nine months ended September 30, 2018, respectively, compared to the same period in 2017.

The decrease in the reinsurance segment's gross premiums written for the three months ended September 30, 2018, included an increase of $10 million attributable to catastrophe, marine and aviation lines associated with our acquisition of Novae. Excluding the impact of Novae, gross premiums written decreased by $90 million or 17% ($89 million or 17% on a constant currency basis1) for the three months ended September 30, 2018, compared to the same periods in 2017, primarily attributable to accident and health, catastrophe and motor lines, partially offset by an increase in credit and surety lines.

The increase for the nine months ended September 30, 2018, compared to the same period in 2017, included $93 million attributable to catastrophe, marine and aviation lines associated with our acquisition of Novae. In addition, gross premiums written increased by $268 million or 11% ($183 million or 7% on a constant currency basis1) for the nine months ended September 30, 2018, compared to the same period of 2017, driven by credit and surety, motor, accident and health, and professional lines, partially offset by a decrease in marine and other lines.

The insurance segment's gross premiums written increased by $318 million or 49% and $916 million or 47% for the three and nine months ended September 30, 2018, respectively, compared to the same period in 2017.

(1) Amounts presented on a constant currency basis are non-GAAP financial measures as defined in Item10 (e) of SEC Regulation S-K. The constant currency basis is calculated by applying the average foreign exchange rate from the current year to the prior year balance.

The increase in the insurance segment gross premiums written for the three months ended September 30, 2018 included $320 million attributable to property, marine, professional lines, and credit and political risk lines associated with our acquisition of Novae. Excluding the impact of Novae, gross premiums written decreased by $2 million for the three months ended September 30, 2018, compared to the same period of 2017, largely attributable to accident and health, and property lines, partially offset by an increase in premiums written in professional lines and liability lines.

The increase in the insurance segment gross premiums written for the nine months ended September 30, 2018 included $914 million attributable to property, marine, professional lines, and credit and political risk lines associated with our acquisition of Novae. In addition, gross premiums written increased by $3 million for the nine months ended September 30, 2018 attributable to professional lines and liability lines, largely offset by decreases in property, marine and credit and political risk lines.

Ceded Premiums Written:

Ceded premiums written for the three and nine months ended September 30, 2018 were $504 million or 35% of gross premiums written and $1.8 billion or 32% of gross premiums written, respectively, compared to ceded premiums of $353 million or 30% of gross premiums written and $1.2 billion or 26% of gross premiums written for the three and nine months ended September 30, 2017, respectively. The increase in the ceded premiums written was attributable to both segments.

The increase in the reinsurance segment ceded premiums written of $28 million or 25% for the three months ended September 30, 2018, compared to the same period in 2017, was attributable to accident and health, and liability lines, partially offset by agriculture lines.

The increase in the reinsurance segment ceded premiums written of $241 million or 52% for the nine months ended September 30, 2018, compared to the same period in 2017, included $30 million attributable to catastrophe, marine and aviation lines associated with the acquisition of Novae. In addition, ceded premiums written increased by $211 million, or 46% for the nine months ended September 30, 2018, compared to the same period in 2017, attributable to accident and health, catastrophe, credit and surety, and liability lines.

The increase in the insurance segment ceded premiums written of $123 million or 50% for the three months ended September 30, 2018, compared to the same period in 2017, included $110 million primarily attributable to property and professional lines associated with our acquisition of Novae. In addition, ceded premiums increased by $13 million or 5% for the three months ended September 30, 2018, compared to the same period in 2017, primarily driven by liability and property lines.

The increase in the insurance segment ceded premiums written of $428 million or 61% for the nine months ended September 30, 2018, compared to the same period in 2017, included $338 million primarily attributable to property, professional lines, marine and credit and political risk lines associated with our acquisition of Novae. In addition, ceded premiums increased by $90 million or 13% for the nine months ended September 30, 2018, compared to the same period in 2017, primarily driven by property and professional lines.

Net Premiums Earned:

Net premiums earned by segment were as follows:

	Three months ended September 30,					Nine months ended September 30,
	2018		2017		% Change	2018		2017		% Change

Insurance	$614,795	50%	$420,775	41%	46%	$1,772,126	50%	$1,230,279	42%	44%
Reinsurance	609,280	50%	596,356	59%	2%	1,804,900	50%	1,706,986	58%	6%
Total	$1,224,075	100%	$1,017,131	100%	20%	$3,577,026	100%	$2,937,265	100%	22%

Net premiums earned for the three and nine months ended September 30, 2018 increased by $207 million or 20% and $640 million or 22%, respectively, compared to the three and nine months ended September 30, 2017. The increases for the three and nine months ended September 30, 2018 compared to the same period in 2017, was driven by increases in both the insurance and reinsurance segments.

Net premiums earned increased by $194 million or 46% in our insurance segment for the three months ended September 30, 2018, compared to the same period in 2017. The increase in net premiums earned included $210 million primarily attributable to property, marine and professional lines associated with our acquisition of Novae. Excluding the impact of Novae, net premiums earned decreased by $16 million, or 4% ($19 million or 4% on a constant currency basis) driven by property and accident and health lines.

Net premiums earned increased by $542 million or 44% in our insurance segment for the nine months ended September 30, 2018, compared to the same period in 2017. The increase in net premiums earned included $559 million primarily attributable to property, marine, professional lines and credit and political risk lines associated with our acquisition of Novae. Excluding the impact of Novae, net premiums earned decreased by $17 million, or 1% ($29 million or 2% on a constant currency basis) driven by property, partially offset by an increase in liability lines.

Net premiums earned increased by $13 million or 2% in our reinsurance segment for the three months ended September 30, 2018, compared to the same period in 2017. The increase in net premiums earned included $26 million primarily attributable to catastrophe and marine and aviation lines associated with our acquisition of Novae. Excluding the impact of Novae, net premiums earned decreased by $13 million, or 2% ($15 million or 3% on a constant currency basis) for the three months ended September 30, 2018, compared to the same period in 2017, driven by marine and other, accident and health, and catastrophe lines, partially offset by an increase in motor lines.

Net premiums earned increased by $98 million or 6% in our reinsurance segment for the nine months ended September 30, 2018, compared to the same period in 2017. The increase in net premiums earned included $63 million primarily attributable to catastrophe and marine and aviation lines associated with our acquisition of Novae. In addition, net premiums earned increased by $35 million, or 2% ($20 million or 1% on a constant currency basis) for the nine months ended September 30, 2018, compared to the same period in 2017, driven by motor, liability and property lines, partially offset by decreases in marine and other, and agriculture lines.

Other Insurance Related Income (Losses):

Other insurance related income was $8 million for the three months ended September 30, 2018, compared to other insurance related loss of $3 million for the same period in 2017. The increase in other insurance related income of $12 million for the three months ended September 30, 2018, compared to the same period in 2017, was driven by the reinsurance segment attributable to an increase in fees from strategic capital partners.

Other insurance related income was $19 million for the nine months ended September 30, 2018, compared to other insurance related loss of $4 million for the same period in 2017. The increase in other insurance related income of $23 million for the nine months ended September 30, 2018, compared to the same period in 2017, was driven by the reinsurance segment primarily attributable to a decrease in unfavorable mark-to-market adjustments on our weather and commodities derivative portfolio which we no longer write, together with an increase in fees from strategic capital partners.

Underwriting Expenses

The following table provides a breakdown of our combined ratio:

	Three months ended September 30,			Nine months ended September 30,
	2018	% Point Change	2017	2018	% Point Change	2017

Current accident year loss ratio excluding catastrophe and weather-related losses	61.2%	(3.6)	64.8%	60.4%	(3.7)	64.1%
Catastrophe and weather-related losses ratio	7.5%	(53.9)	61.4%	4.5%	(19.6)	24.1%
Current accident year loss ratio	68.7%	(57.5)	126.2%	64.9%	(23.3)	88.2%
Prior year reserve development	(3.8%)	0.9	(4.7%)	(4.4%)	0.5	(4.9%)
Net loss and loss expense ratio	64.9%	(56.6)	121.5%	60.5%	(22.8)	83.3%
Acquisition cost ratio	20.3%	1.2	19.1%	19.8%	(0.2)	20.0%
General and administrative expense ratio(1)	12.7%	0.4	12.3%	13.7%	(1.1)	14.8%
Combined ratio	97.9%	(55.0)	152.9%	94.0%	(24.1)	118.1%

(1)
The general and administrative expense ratio includes corporate expenses not allocated to reportable segments of 2.0% and 2.7% for the three months ended September 30, 2018 and 2017, respectively, and 2.4% and 3.3% for the nine months ended September 30, 2018 and 2017, respectively. These costs are further discussed in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net'.

Current Accident Year Loss Ratio:

The current accident year loss ratio decreased to 68.7% and 64.9% for the three and nine months ended September 30, 2018, respectively, from 126.2% and 88.2% for the same periods in 2017.

The decrease in the current accident year loss ratio for the three and nine months ended September 30, 2018, compared to the same periods in 2017, was impacted by a lower level of catastrophe and weather-related losses. During the three months ended September 30, 2018, we incurred $92 million or 7.5 points in pre-tax catastrophe and weather-related losses primarily attributable to Hurricane Florence, Typhoon Jebi, U.S. weather-related events and California wildfires. During the nine months ended September 30, 2018, we incurred $162 million or 4.5 points in pre-tax catastrophe and weather-related losses primarily attributable to the Hurricane Florence, U.S. and European weather-related events, the Papua New Guinea earthquake, Typhoon Jebi, the Hawaii Volcano and California wildfires. Comparatively, during the three and nine months ended September 30, 2017, we incurred pre-tax catastrophe and weather-related losses, net of reinstatement premiums, of $617 million or 61.4 points and $702 million or 24.1 points, respectively.

After adjusting for the impact of catastrophe and weather-related losses, our current accident year loss ratio for the three and nine months ended September 30, 2018 was 61.2% and 60.4%, respectively, compared to 64.8% and 64.1% for the three and nine months ended September 30, 2017, respectively. The decrease in the current accident year loss ratio after adjusting for the impact of catastrophe and weather-related losses for the three and nine months ended September 30, 2018, compared to the same periods in 2017, was principally due to changes in business mix predominantly related to the acquisition of Novae, together with favorable impact of rate and trend, partially offset by an increase in attritional loss experience in insurance property lines and mid-size loss experience in reinsurance property lines.

For further discussion on current accident year loss ratios, refer to the insurance and reinsurance segment discussions below.

Estimates of Significant Catastrophe Events:

Our September 30, 2018 net reserves for losses and loss expenses includes estimated amounts for numerous catastrophe events. We caution that the magnitude and/or complexity of losses arising from certain of these events, in particular Hurricane Florence as well as Hurricanes Harvey, Irma and Maria, the two earthquakes in Mexico and the wildfires in Northern and Southern California which occurred in 2017 inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserves for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.
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

Prior Year Reserve Development:

Our net favorable prior year reserve development was the result of several underlying reserve developments on prior accident years, identified during our quarterly reserve review process. The following table presents prior year reserve development by segment:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Insurance	$13,478	$7,926	$60,547	$35,579
Reinsurance	32,182	39,842	99,536	107,916
Total	$45,660	$47,768	$160,083	$143,495

Overview

Short-tail business:

Our short tail business includes the underlying exposures in our property and other, marine and aviation reserve classes within our insurance segment, and our property and other reserve class within our reinsurance segment.

These reserve classes contributed net favorable prior year reserve development of $12 million and $92 million for the three and nine months ended September 30, 2018, respectively, reflecting the recognition of overall better than expected loss emergence related to the 2017 catastrophe events. These reserve classes contributed net favorable prior year reserve development of $5 million and $41 million for the three and nine months ended September 30, 2017, respectively, reflecting the recognition of better than expected loss emergence.

Medium-tail business:

Our medium-tail business consists primarily of insurance and reinsurance professional reserve classes, insurance credit and political risk reserve class and reinsurance credit and surety reserve class.

Our reinsurance professional reserve class recognized net favorable prior year reserve development of $10 million and $18 million for the three and nine months ended September 30, 2018, respectively, compared to net favorable prior year reserve development of $9 million and $36 million for the three and nine months ended September 30, 2017, respectively. Our insurance professional reserve class recognized net favorable prior year reserve development of $10 million and $12 million for the three and nine months ended

September 30, 2018, respectively, and net favorable prior year reserve development of $18 million for the nine months ended September 30, 2017. The net favorable prior year reserve development on these reserve classes continued to reflect generally favorable experience as we continued to transition to more experienced based methods.

Our reinsurance credit and surety reserve class recorded net favorable prior year reserve development of $6 million and $21 million for the three and nine months ended September 30, 2018, respectively, compared to net favorable prior year reserve development of $17 million and $18 million, for the three and nine months ended September 30, 2017, respectively. The net favorable prior year reserve development reflected the recognition of better than expected loss emergence.

Long-tail business:

Our long-tail business consists primarily of insurance and reinsurance liability reserve classes and reinsurance motor reserve class.

Our reinsurance liability reserve class contributed net favorable prior year reserve development of $11 million for the three months ended, largely associated with multi-line contracts and due to overall better than expected loss emergence related to the 2017 catastrophe events. The net favorable prior year reserve development for the nine months ended September 30, 2018 was $19 million, largely associated with multi-line contracts and due to overall better than expected loss emergence related to the 2017 catastrophe events, together with generally favorable experience reflecting the progressively increased weight given by management to experience based indications on older accident years. The net favorable prior year reserve development for the nine months ended September 30, 2017 was $40 million, primarily due to the progressively increased weight given by management to experience based indications on older accident years, which have generally been favorable.

Our insurance liability reserve class recorded net adverse prior year development of $11 million and $18 million for the three and nine months ended September 30, 2018, respectively, primarily related to reserve strengthening within our U.S. excess casualty book of business. The net adverse prior year development was $6 million for the nine months ended September 30, 2017, primarily attributable to reserve strengthening within our run-off Bermuda excess casualty book of business.

Our motor reinsurance reserve class recognized net favorable prior year reserve development of $7 million and $15 million for the three and nine months ended September 30, 2018, respectively, primarily attributable to non proportional treaty business on older accident years. For three and nine months ended September 30, 2017, our motor reinsurance reserve class recorded net favorable prior year reserve development of $16 million and net adverse prior year reserve development of $4 million, respectively. For the three months ended September 30, 2017, the net favorable prior year reserve development related to favorable loss emergence trends on several classes of business spanning multiple accident years. For the nine months ended September 30, 2017, the net adverse prior year development was mainly driven by the decrease in the discount rate used to calculate lump sum awards in U.K. bodily injury cases, known as the Ogden Rate which changed from plus 2.5% to minus 0.75% effective March 20, 2017.

We caution that conditions and trends that impacted the development of our liabilities in the past may not necessarily occur in the future.

The following tables reconcile reserve classes to the lines of business categories and the expected claim tails:

Insurance Segment
Reported Lines of Business

Reserve Classes	Tail	Property	Marine	Terrorism	Aviation	Credit and Political Risk	Professional Lines	Liability	Accident and Health	Discontinued lines - Novae

Property and Other	Short	X		X					X	X
Marine	Short		X
Aviation	Short				X
Credit and Political Risk	Medium					X
Professional Lines	Medium						X			X
Liability	Long							X		X

Reinsurance Segment
Reported Lines of Business

Reserve Classes	Tail	Catastrophe	Property	Credit and Surety	Professional Lines	Motor	Liability	Engineering	Agriculture	Marine and Other	Accident and Health	Discontinued lines - Novae

Property and Other	Short	X	X					X	X	X	X
Credit and Surety	Medium			X
Professional Lines	Medium				X
Motor	Long					X						X
Liability	Long						X					X

The following sections provide further details on prior year reserve development by segment, reserving class and accident year.

Insurance Segment:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Property and other	$16,365	$5,755	$55,872	$9,273
Marine	(220)	2,461	14,415	17,957
Aviation	(2,299)	(831)	(4,752)	(4,344)
Credit and political risk	1,164	(18)	1,241	(53)
Professional lines	9,964	(261)	12,199	18,489
Liability	(11,496)	820	(18,428)	(5,743)
Total	$13,478	$7,926	$60,547	$35,579

For the three months ended September 30, 2018, we recognized $13 million of net favorable prior year reserve development, the principal components of which were:

•	$16 million of net favorable prior year reserve development on property and other business primarily due to overall better than expected loss emergence related to the 2017 catastrophe events.

•	$10 million of net favorable prior year reserve development on professional lines business related to the 2015 accident year due to the recognition of better than expected development.

•
$11 million of net adverse prior year reserve development on liability business primarily related to the 2015 accident year due to reserve strengthening within our U.S. excess casualty book of business mainly driven by a higher frequency of large auto and general liability claims.

For the three months ended September 30, 2017, we recognized $8 million of net favorable prior year reserve development, the principal components of which were:

•	$6 million of net favorable prior year reserve development on property and other business, primarily related to accident years 2013 and 2014 due to the recognition of better than expected development.

•	$2 million of net favorable prior year reserve development on marine business, primarily related to the 2015 accident year and primarily driven by better than expected development.

For the nine months ended September 30, 2018, we recognized $61 million of net favorable prior year reserve development, the principal components of which were:

•	$56 million of net favorable prior year reserve development on property and other business primarily due to overall better than expected loss emergence related to the 2017 catastrophe events.

•	$14 million of net favorable prior year reserve development on marine business on recent accident years due to better than expected loss emergence.

•	$12 million of net favorable prior year reserve development on professional lines business related to the 2015 accident year, partially offset by net adverse development on accident year 2017.

•
$18 million of net adverse prior year reserve development on liability business mainly related to the 2015 and 2017 accident years due to reserve strengthening within our U.S. excess casualty book of business mainly driven by a higher frequency of large auto and general liability claims.

For the nine months ended September 30, 2017, we recognized $36 million of net favorable prior year reserve development, the principal components of which were:

•
$18 million of net favorable prior year reserve development on professional lines business, primarily related to accident years 2013 and 2014 due to the recognition of better than expected development.

•	$18 million of net favorable prior year reserve development on marine business, primarily related to accident years 2013, 2015 and 2016 driven by better than expected loss emergence.

•
$9 million of net favorable prior year reserve development on property and other business, primarily related to accident years 2012, 2014 and 2015 due to the recognition of better than expected development, partially offset by net adverse development on accident year 2016.

•
$6 million of net adverse prior year reserve development on liability lines, primarily attributable to reserve strengthening on two large claims within our run-off Bermuda excess casualty book of business impacting 2014 and prior accident years.

Reinsurance Segment:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Property and other	$(1,691)	$(2,282)	$26,461	$17,643
Credit and surety	6,334	16,838	21,001	18,361
Professional lines	10,279	8,918	18,385	35,764
Motor	6,512	15,653	15,037	(3,963)
Liability	10,748	715	18,652	40,111
Total	$32,182	$39,842	$99,536	$107,916

For the three months ended September 30, 2018, we recognized $32 million of net favorable prior year reserve development, the principal components of which were:

•
$11 million of net favorable prior year reserve development on liability business largely associated with multi-line contracts and due to overall better than expected loss emergence related to the 2017 catastrophe events.

•
$10 million of net favorable prior year reserve development on professional lines business reflecting the generally favorable experience on older accident years as we continue to transition to more experience based methods.

•	$7 million of net favorable prior year reserve development on motor business related to older accident years due to favorable experience on non proportional treaty business.

•	$6 million of net favorable prior year reserve development on credit and surety business due to generally better than expected loss emergence.

For the three months ended September 30, 2017, we recognized $40 million of net favorable prior year reserve development, the principal components of which were:

•	$17 million of net favorable prior year reserve development on credit and surety business, primarily related to accident years 2012 through 2015 driven by better than expected loss emergence.

•
$16 million of net favorable prior year reserve development on motor business, due to better than expected loss emergence emanating from all accident years, partially offset by the adverse impact of the recent change in the Ogden rate.

•	$9 million of net favorable prior year reserve development on professional lines business, primarily related to older accident years, for reasons discussed in the overview.

For the nine months ended September 30, 2018, we recognized $100 million of net favorable prior year reserve development, the principal components of which were:

•
$26 million of net favorable prior year reserve development on property and other business due to overall better than expected loss emergence related to the 2017 catastrophe events and better than expected loss emergence on agriculture business.

•	$21 million of net favorable prior year reserve development on credit and surety business primarily related to older accident years due to generally better than expected loss emergence.

•
$19 million of net favorable prior year reserve development on liability business largely associated with multi-line contracts and due to overall better than expected loss emergence related to the 2017 catastrophe events, together with generally favorable experience reflecting the progressively increased weight given by management to experience based indications on older accident years.

•
$18 million of net favorable prior year reserve development on professional lines business reflecting the generally favorable experience on older accident years as we continue to transition to more experience based methods.

•	$15 million of net favorable prior year reserve development on motor business related to older accident years due to favorable non proportional business.

For the nine months ended September 30, 2017, we recognized $108 million of net favorable prior year reserve development, the principal components of which were:

•	$40 million of net favorable prior year reserve development on liability business, primarily related to accident years 2008 through 2010, for the reasons discussed in the overview.

•	$36 million of net favorable prior year reserve development on professional lines business, primarily related to accident years 2008 through 2012, for reasons discussed in the overview.

•	$18 million of net favorable prior year reserve development on credit and surety business, primarily related to accident year 2012 driven by better than expected loss emergence.

•
$18 million of net favorable prior year reserve development on property and other business, primarily related to 2013, 2014 and 2016 accident years driven by overall better than expected loss emergence, partially offset by net adverse prior year reserve development on accident year 2016.

•
$4 million of net adverse prior year reserve development on motor business related to the impact of the recent change in the Ogden rate, largely offset by continued better than expected loss emergence spanning multiple accident years.

Acquisition Cost Ratio:

The acquisition cost ratio increased to 20.3% for the three months ended September 30, 2018 from 19.1% for the three months ended September 30, 2017. The increase was driven by our insurance segment primarily due to changes in business mix largely due to the acquisition of Novae.

The acquisition cost ratio decreased to 19.8% for the nine months ended September 30, 2018 from 20.0% for the nine months ended September 30, 2017. The decrease was driven by an increase in our insurance segment primarily due to the acquisition of Novae, partially offset by a decrease in our reinsurance segment primarily due changes in business mix.

General and Administrative Expense Ratio:

The general and administrative expense ratio increased to 12.7% for the three months ended September 30, 2018 from 12.3% for the three months ended September 30, 2017. The increase was driven by Novae general and administrative expenses and an increase in performance based compensation costs, partially offset by an increase in net premiums earned and an increase in fees associated with arrangements with strategic capital partners.

The general and administrative expense ratio decreased to 13.7% for the nine months ended September 30, 2018 from 14.8% for the nine months ended September 30, 2017. The decrease was driven by an increase in net premiums earned and fees associated with arrangements with strategic capital partners and a decrease in personnel costs and professional fees, partially offset by Novae general and administrative expenses and an increase in information technology costs.

RESULTS BY SEGMENT

Insurance Segment

Results from our insurance segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2018	% Change	2017	2018	% Change	2017

Revenues:
Gross premiums written	$969,364	49%	$651,145	$2,876,856	47%	$1,960,608
Net premiums written	602,070	48%	407,054	1,748,142	39%	1,259,999
Net premiums earned	614,795	46%	420,775	1,772,126	44%	1,230,279
Other insurance related income	1,526	nm	302	3,359	nm	853

Expenses:
Current year net losses and loss expenses	(428,966)		(584,614)	(1,126,346)		(1,128,816)
Prior year reserve development	13,478		7,926	60,547		35,579
Acquisition costs	(111,888)		(61,541)	(290,082)		(177,937)
General and administrative expenses	(100,656)		(71,007)	(305,394)		(239,389)

Underwriting income (loss)	$(11,711)	nm	$(288,159)	$114,210	nm	$(279,431)

Ratios:		% Point Change			% Point Change
Current accident year loss ratio excluding catastrophe and weather-related losses	59.7%	(3.8)	63.5%	57.3%	(3.7)	61.0%
Catastrophe and weather-related losses ratio	10.1%	(65.3)	75.4%	6.3%	(24.5)	30.8%
Current accident year loss ratio	69.8%	(69.1)	138.9%	63.6%	(28.2)	91.8%
Prior year reserve development	(2.2%)	(0.4)	(1.8%)	(3.5%)	(0.6)	(2.9%)
Net loss and loss expense ratio	67.6%	(69.5)	137.1%	60.1%	(28.8)	88.9%
Acquisition cost ratio	18.2%	3.6	14.6%	16.4%	2.0	14.4%
General and administrative expense ratio	16.4%	(0.5)	16.9%	17.2%	(2.3)	19.5%
Combined ratio	102.2%	(66.4)	168.6%	93.7%	(29.1)	122.8%

nm – not meaningful

Gross Premiums Written:

The following table provides gross premiums written by line of business:

	Three months ended September 30,					Nine months ended September 30,
	2018		2017		% Change	2018		2017		% Change

Property	$307,014	33%	$154,882	23%	98%	$946,956	34%	$498,127	26%	90%
Marine	88,412	9%	42,483	7%	108%	310,844	11%	182,005	9%	71%
Terrorism	16,032	2%	12,147	2%	32%	48,743	2%	34,470	2%	41%
Aviation	24,116	2%	23,814	4%	1%	66,178	2%	59,434	3%	11%
Credit and Political Risk	44,761	5%	19,793	3%	nm	120,227	4%	51,105	3%	nm
Professional Lines	281,928	29%	213,009	33%	32%	787,136	27%	612,597	31%	28%
Liability	153,356	16%	131,975	20%	16%	409,184	14%	359,304	18%	14%
Accident and Health	42,883	4%	53,042	8%	(19%)	173,421	6%	163,566	8%	6%
Discontinued Lines	10,862	1%	—	—%	nm	14,167	—%	—	—%	nm
Total	$969,364	100%	$651,145	100%	49%	$2,876,856	100%	$1,960,608	100%	47%

nm – not meaningful

Gross premiums written for the three months ended September 30, 2018 increased by $318 million or 49%, compared to the three months ended September 30, 2017. The increase in gross premiums written included $320 million attributable to property, marine, professional lines, and credit and political risk lines associated with our acquisition of Novae. Excluding the impact of Novae, gross premiums written decreased by $2 million ($3 million on a constant currency basis) for three months ended September 30, 2018, compared to the same period in 2017, largely attributable to accident and health due to the non-renewal of a large program and property lines following our exit from onshore energy business last year, partially offset by an increase in gross premiums written in professional lines and liability lines driven by new business.

Gross premiums written for the nine months ended September 30, 2018 increased by $916 million or 47%, compared to the nine months ended September 30, 2017. The increase in gross premiums written included $914 million attributable to property, marine, professional lines, and credit and political risk lines associated with our acquisition of Novae. In addition, gross premiums written increased by $3 million (decrease of $20 million or 1% on a constant currency basis) for nine months ended September 30, 2018, compared to the same period in 2017, attributable to professional lines and liability lines driven by new business opportunities, largely offset by decreases in property, marine and credit and political risk lines. The decrease in property lines was due to our exit from onshore energy business and some U.S. retail insurance operations. The decrease in marine lines was due to non-renewals. The decrease in credit and political risk lines was largely due to unfavorable premium adjustments.

Ceded Premiums Written:

Ceded premiums written for the three and nine months ended September 30, 2018 were $367 million or 38% of gross premiums written and $1.1 billion or 39%, of gross premiums written, respectively, compared to $244 million or 37% of gross premiums written and $701 million or 36% of gross premiums written for the three and nine months ended September 30, 2017, respectively.

The increase in ceded premiums written of $123 million or 50% for the three months ended September 30, 2018, compared to the same period in 2017, included $110 million primarily attributable to property and professional lines associated with our acquisition of Novae. In addition, ceded premiums increased by $13 million or 5% for the three months ended September 30, 2018, compared to the same period in 2017, primarily driven by liability and property lines.

The increase in ceded premiums written of $428 million or 61% for the nine months ended September 30, 2018, compared to the same period in 2017, included $338 million primarily attributable to property, professional lines, marine and credit and political risk lines associated with our acquisition of Novae. In addition, ceded premiums increased by $90 million or 13% for the nine months ended September 30, 2018, compared to the same period in 2017, primarily driven by property and professional lines.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended September 30,					Nine months ended September 30,
	2018		2017		% Change	2018		2017		% Change

Property	$212,883	34%	$116,771	29%	82%	$598,896	33%	$355,392	29%	69%
Marine	90,661	15%	34,217	8%	nm	240,230	14%	108,822	9%	nm
Terrorism	12,606	2%	8,790	2%	43%	38,992	2%	25,577	2%	52%
Aviation	17,467	3%	22,500	5%	(22%)	53,656	3%	53,265	4%	1%
Credit and Political Risk	15,670	3%	9,073	2%	73%	69,670	4%	29,957	2%	nm
Professional Lines	147,336	24%	126,946	30%	16%	419,254	24%	379,426	31%	10%
Liability	57,185	9%	48,135	11%	19%	166,745	9%	134,467	11%	24%
Accident and Health	51,063	8%	54,343	13%	(6%)	155,753	9%	143,373	12%	9%
Discontinued Lines	9,924	2%	—	—%	nm	28,930	2%	—	—%	nm
Total	$614,795	100%	$420,775	100%	46%	$1,772,126	100%	$1,230,279	100%	44%

nm - not meaningful

Net premiums earned for the three months ended September 30, 2018 increased by $194 million or 46%, compared to the three months ended September 30, 2017. The increase in net premiums earned included $210 million primarily attributable to property, marine and professional lines associated with our acquisition of Novae. Excluding the impact of Novae, net premiums earned decreased by $16 million, or 4% ($19 million or 4% on a constant currency basis) driven by an increase in ceded premiums earned in property, together with a decrease in gross premiums earned in property and accident and health lines.

Net premiums earned for the nine months ended September 30, 2018 increased by $542 million or 44%, compared to the nine months ended September 30, 2017. The increase in net premiums earned included $559 million primarily attributable to property, marine, professional lines and credit and political risk lines associated with our acquisition of Novae. Excluding the impact of Novae, net premiums earned decreased by $17 million, or 1% ($29 million or 2% on a constant currency basis) driven by property, partially offset by an increase in liability lines. The decrease was driven by an increase in ceded premiums earned in liability, together with a decrease in gross premiums earned in property, partially offset by an increase in gross premiums earned in liability lines.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended September 30,			Nine months ended September 30,
	2018	% Point Change	2017	2018	% Point Change	2017

Current accident year	69.8%	(69.1)	138.9%	63.6%	(28.2)	91.8%
Prior year reserve development	(2.2%)	(0.4)	(1.8%)	(3.5%)	(0.6)	(2.9%)
Loss ratio	67.6%	(69.5)	137.1%	60.1%	(28.8)	88.9%

Current Accident Year Loss Ratio:

The current accident year loss ratios decreased to 69.8% and 63.6% for the three and nine months ended September 30, 2018, respectively, from 138.9% and 91.8% for the three and nine months ended September 30, 2017, respectively.

The decrease in the current accident year loss ratio for the three and nine months ended September 30, 2018, compared to the same period in 2017, was impacted by a lower level of catastrophe and weather-related losses. During the three months ended September 30, 2018, we incurred $62 million, or 10.1 points, in pre-tax catastrophe and weather-related losses primarily attributable to the Hurricane Florence and U.S. weather-related events. During the nine months ended September 30, 2018, we incurred $112 million or 6.3 points, in pre-tax catastrophe and weather-related losses primarily attributable to the Hurricane Florence, U.S. and European weather-related events, Hawaii Volcano, and the Papua New Guinea earthquake. Comparatively, during the three and nine months ended September 30, 2017, we incurred $317 million or 75.4 points and $379 million or 30.8 points, respectively, in pre-tax catastrophe and weather-related losses.

After adjusting for the impact of the catastrophe and weather-related losses, our current accident year loss ratio for the three and nine months ended September 30, 2018 was 59.7% and 57.3%, respectively, compared to 63.5% and 61.0% for the three and nine months ended September 30, 2017, respectively. The decrease in the current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses for the three and nine months ended September 30, 2018, compared to the same period in 2017, was principally due to changes in business mix predominantly related to the acquisition of Novae, the favorable impact of rate and trend, partially offset by an increase in attritional loss experience in property and aviation lines.

Refer to the ‘Prior Year Reserve Development’ section for further details.

Acquisition Cost Ratio:

The acquisition cost ratio increased to 18.2% and 16.4% for the three and nine months ended September 30, 2018, respectively, from 14.6% and 14.4% for the three and nine months ended September 30, 2017, respectively, primarily attributable to changes in business mix largely due to the acquisition of Novae.

General and Administrative Expense Ratio:

The general and administrative expense ratio decreased to 16.4% and 17.2% for the three and nine months ended September 30, 2018, respectively, from 16.9% and 19.5% for the three and nine months ended September 30, 2017, respectively.

The decrease for the three months ended September 30, 2018 was due to an increase in net premiums earned, largely offset by an increase in general and administrative expenses associated with the acquisition of Novae, higher performance based compensation costs and an increase in the allocation of corporate costs to the segment.

The decrease for the nine months ended September 30, 2018 was due to an increase in net premiums earned, a decrease in professional fees, partially offset by an increase in general and administrative expenses associated with the acquisition of Novae and an increase in the allocation of corporate costs to the segment.

Reinsurance Segment

Results from our reinsurance segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2018	% Change	2017	2018	% Change	2017

Revenues:
Gross premiums written	$454,343	(15%)	$534,429	$2,860,471	14%	$2,499,164
Net premiums written	317,868	(25%)	425,689	2,158,122	6%	2,037,719
Net premiums earned	609,280	2%	596,356	1,804,900	6%	1,706,986
Other insurance related income (losses)	6,949	nm	(3,499)	15,452	nm	(5,273)

Expenses:
Current year net losses and loss expenses	(411,653)		(698,521)	(1,196,682)		(1,462,319)
Prior year reserve development	32,182		39,842	99,536		107,916
Acquisition costs	(136,426)		(133,183)	(419,445)		(410,942)
General and administrative expenses	(29,595)		(25,689)	(99,481)		(96,393)

Underwriting income (loss)	$70,737	nm	$(224,694)	$204,280	nm	$(160,025)
Ratios:		% Point Change			% Point Change
Current accident year loss ratio excluding catastrophe and weather-related losses	62.6%	(3.2)	65.8%	63.5%	(2.8)	66.3%
Catastrophe and weather-related losses ratio	5.0%	(46.3)	51.3%	2.8%	(16.6)	19.4%
Current accident year loss ratio	67.6%	(49.5)	117.1%	66.3%	(19.4)	85.7%
Prior year reserve development	(5.3%)	1.3	(6.6%)	(5.5%)	0.9	(6.4%)
Net loss and loss expense ratio	62.3%	(48.2)	110.5%	60.8%	(18.5)	79.3%
Acquisition cost ratio	22.4%	0.1	22.3%	23.2%	(1.0)	24.2%
General and administrative expense ratio	4.8%	0.5	4.3%	5.5%	(0.1)	5.6%
Combined ratio	89.5%	(47.6)	137.1%	89.5%	(19.6)	109.1%

nm – not meaningful

Gross Premiums Written:

The following table provides gross premiums written by line of business for the periods indicated:

	Three months ended September 30,					Nine months ended September 30,
	2018		2017		% Change	2018		2017		% Change

Catastrophe	$64,919	14%	$89,510	17%	(27%)	$495,106	17%	$411,004	16%	20%
Property	85,135	19%	90,001	17%	(5%)	346,135	12%	341,265	14%	1%
Professional Lines	26,418	6%	20,175	4%	31%	248,870	9%	217,772	9%	14%
Credit and Surety	51,683	11%	38,216	7%	35%	300,683	11%	183,284	7%	64%
Motor	22,450	5%	40,385	8%	(44%)	477,805	17%	373,901	15%	28%
Liability	137,625	30%	139,083	26%	(1%)	387,977	14%	368,999	15%	5%
Agriculture	12,765	3%	11,152	2%	14%	212,114	7%	218,437	9%	(3%)
Engineering	3,149	1%	10,120	2%	(69%)	36,259	1%	58,000	2%	(37%)
Marine and Other	1,107	—%	2,566	—%	(57%)	41,388	1%	52,715	2%	(21%)
Accident and Health	49,114	11%	93,221	17%	(47%)	314,610	11%	273,787	11%	15%
Discontinued Lines	(22)	—%	—	—%	nm	(476)	—%	—	—%	nm
Total	$454,343	100%	$534,429	100%	(15%)	$2,860,471	100%	$2,499,164	100%	14%

nm – not meaningful

Gross premiums written decreased by $80 million or 15% for the three months ended September 30, 2018, compared to the same period in 2017. The decrease included an increase of $10 million attributable to catastrophe, marine and aviation lines associated with our acquisition of Novae. Excluding the impact of Novae, gross premiums written decreased by $90 million, or 17% ($89 million or 17% on a constant currency basis) for the three months ended September 30, 2018, compared to the same period of in 2017, driven by accident and health, catastrophe and motor lines, partially offset by an increase in credit and surety lines.

The decrease in accident and health lines was largely due to the recognition of favorable premium adjustments in the prior year and non renewals. The decrease in catastrophe lines was primarily due to the recognition of reinstatement premiums in the prior year attributable to the significant catastrophe losses. The decrease in motor lines was driven by timing differences. The increase in credit and surety lines was largely due to favorable premiums adjustments and new business.

Gross premiums written increased by $361 million or 14% for the nine months ended September 30, 2018, compared to the same period in 2017. The increase included $93 million attributable to catastrophe, marine and aviation lines associated with the acquisition of Novae. In addition, gross premiums written increased by $268 million, or 11% ($183 million or 7% on a constant currency basis) for the nine months ended September 30, 2018, compared to the same period of in 2017, driven by credit and surety, motor, accident and health, catastrophe and professional lines, partially offset by a decrease in marine and other lines.

The increase in motor and credit and surety lines was due to restructuring of large quota share treaties which affected the timing of premium recognition, together with impact of foreign exchange movements as the weakening of the U.S. dollar drove comparative premium increases in treaties denominated in foreign currencies in the first quarter. In addition, the increase in motor lines was attributable to rate increases in U.K. non-proportional motor business following the reduction in the Ogden Rate during the first quarter of 2017, together with new business. The increase in credit and surety lines was also due to favorable premium adjustments and new business. The increase in accident and health, catastrophe and professional lines was due to new business. Increased line sizes on a number of treaties also contributed to the increase in catastrophe lines. These increases were partially offset by a decrease in marine and other lines due to the non-renewal of a large treaty.

Ceded Premiums Written:

Ceded premiums written for the three and nine months ended September 30, 2018 were $136 million or 30% and $702 million or 25%, respectively, of gross premiums written compared to $109 million or 20% and $461 million or 18% of gross premiums written for the three and nine months ended September 30, 2017, respectively.

The increase in ceded premiums written of $28 million or 25% for the three months ended September 30, 2018, compared to the same period in 2017, included $4 million attributable to catastrophe, marine and aviation lines associated with our acquisition of Novae. In addition, ceded premiums written increased by $23 million or 22% for the three months ended September 30, 2018, compared to the same period in 2017, attributable to accident and health, and liability lines, partially offset by a decrease in agriculture lines. The increase was primarily due to an increase in premiums ceded to new quota share retrocessional treaties which cover accident and health, and liability lines, partially offset by premiums adjustments in agriculture lines.

The increase in ceded premiums written for the nine months ended September 30, 2018 included $30 million attributable to catastrophe, marine and aviation lines associated with the acquisition of Novae. In addition, ceded premiums written increased by $211 million or 46% for the nine months ended September 30, 2018, compared to the same period in 2017, attributable to accident and health, catastrophe, credit and surety, and liability lines primarily due to an increase in premiums ceded to new quota share retrocessional treaties which cover accident and health, credit and surety, and liability lines, as well as an increase in premiums ceded to our strategic capital partners in catastrophe lines.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended September 30,					Nine months ended September 30,
	2018		2017		% Change	2018		2017		% Change

Catastrophe	$70,601	11%	$63,032	10%	12%	$191,952	12%	$150,134	9%	28%
Property	84,766	14%	81,522	14%	4%	241,687	13%	228,043	13%	6%
Professional Lines	54,658	9%	52,390	9%	4%	162,407	9%	170,438	10%	(5%)
Credit and Surety	67,926	11%	62,215	10%	9%	186,408	10%	176,754	10%	5%
Motor	102,178	17%	92,147	15%	11%	323,685	18%	273,568	16%	18%
Liability	96,017	16%	89,927	15%	7%	275,120	15%	258,500	15%	6%
Agriculture	47,401	8%	45,688	8%	4%	121,289	7%	138,554	8%	(12%)
Engineering	15,541	3%	18,529	3%	(16%)	49,839	3%	49,577	3%	1%
Marine and Other	6,349	1%	15,677	3%	(60%)	25,424	1%	43,427	3%	(41%)
Accident and Health	62,382	10%	75,229	13%	(17%)	219,381	12%	217,991	13%	1%
Discontinued Lines	1,461	—%	—	—%	nm	7,708	—%	—	—%	nm
Total	$609,280	100%	$596,356	100%	2%	$1,804,900	100%	$1,706,986	100%	6%

nm – not meaningful

Net premiums earned increased by $13 million or 2% and $98 million or 6% for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017.

The increase in net premiums earned for the three months ended September 30, 2018, compared to the same period in 2017, included $26 million primarily attributable to catastrophe and marine and aviation lines associated with our acquisition of Novae. Excluding the impact of Novae, net premiums earned decreased by $13 million or 2% ($15 million or 3% on a constant currency basis) for the three months ended September 30, 2018, compared to the same period in 2017, driven by a decrease in gross premiums earned in marine and other, and catastrophe lines, together an increase in ceded premiums earned in accident and health, and catastrophe lines, partially offset by an in increase in gross premiums earned in motor lines.

The increase in net premiums earned for the nine months ended September 30, 2018, compared to the same period in 2017, included $63 million primarily attributable to catastrophe and marine and aviation lines associated with our acquisition of Novae. In addition, net premiums earned increased by $35 million or 2% ($20 million or 1% on a constant currency basis) for the nine months ended September 30, 2018, compared to the same period in 2017, driven by an increase in gross premiums earned in motor, liability and property lines, partially offset by an increase in ceded premiums earned in liability, agriculture and motor lines, together with a decrease in gross premiums earned in marine and other, and agriculture lines.

Other Insurance Related Income (Losses):

Other insurance related income was $7 million for the three months ended September 30, 2018, compared to other insurance related loss of $3 million for the same period in 2017. The increase of $10 million for the three months ended September 30, 2018, compared to the same period in 2017, reflected an increase in fees from strategic capital partners.

Other insurance related income was $15 million for the nine months ended September 30, 2018, compared to other insurance related loss of $5 million for the same period in 2017. The increase of $21 million for the nine months ended September 30, 2018, compared to the same period in 2017, attributable to a decrease in unfavorable mark-to-market adjustments related to our weather and commodities derivative portfolio which we no longer write, together with an increase in fees from strategic capital partners.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended September 30,			Nine months ended September 30,
	2018	% Point Change	2017	2018	% Point Change	2017

Current accident year	67.6%	(49.5)	117.1%	66.3%	(19.4)	85.7%
Prior year reserve development	(5.3%)	1.3	(6.6%)	(5.5%)	0.9	(6.4%)
Loss ratio	62.3%	(48.2)	110.5%	60.8%	(18.5)	79.3%

Current Accident Year Loss Ratio:

The current accident year loss ratio decreased to 67.6% and 66.3% for the three and nine months ended September 30, 2018, respectively, from 117.1% and 85.7% for the three and nine months ended September 30, 2017, respectively.
The decrease in the current accident year loss ratio for three and nine months ended September 30, 2018, compared to the same period in 2017, was impacted by a lower level of catastrophe and weather-related losses. During the three and nine months ended September 30, 2018, we incurred $30 million or 5.0 points and $50 million or 2.8 points, respectively, in pre-tax catastrophe and weather-related losses primarily attributable to Hurricane Florence, Typhoon Jebi and the California wildfires, together with U.S. weather-related events. Comparatively, during the three and nine months ended September 30, 2017, we incurred $299 million or 51.3 points and $323 million or 19.4 points, respectively, in pre-tax catastrophe and weather-related losses, net of reinstatement premiums.

After adjusting for the impact of the catastrophe and weather-related losses, our current accident year loss ratio for the three and nine months ended September 30, 2018 was 62.6% and 63.5%, respectively, compared to 65.8% and 66.3% for the three and nine months ended September 30, 2017, respectively. The decrease in the current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses for the three and nine months ended September 30, 2018, compared to the same period in 2017, was principally due favorable changes in business mix, together with the impact of significant rate increases in U.K. non-proportional motor business following the reduction in the Ogden Rate during the first quarter of 2017 and rate increases in property business following the 2017 catastrophe events.

Refer to ‘Prior Year Reserve Development’ for further details.

Acquisition Cost Ratio:

The acquisition cost ratio of 22.4% for the three months ended September 30, 2018 was comparable to 22.3% for the three months ended September 30, 2017.

The acquisition cost ratio decreased to 23.2% for the nine months ended September 30, 2018, compared to 24.2% for the nine months ended September 30, 2017 primarily attributable to changes in business mix and favorable adjustments related to loss sensitive features in underlying contracts, partially offset by the impact of retrocessional contracts.

General and Administrative Expense Ratio:

The general and administrative expense ratio increased to 4.8% for the three months ended September 30, 2018 from 4.3% for the three months ended September 30, 2017 due to higher performance based compensation costs, general and administrative expenses associated with the acquisition of Novae and an increase in the allocation of corporate costs to the segment, partially offset by an increase in fees associated with arrangements with strategic capital partners and a decrease in office space costs.

The general and administrative expense ratio of 5.5% for the nine months ended September 30, 2018 was comparable to 5.6% for the nine months ended September 30, 2017.

OTHER EXPENSES (REVENUES), NET

The following table provides a summary of our other expenses (revenues), net:

	Three months ended September 30,			Nine months ended September 30,
	2018	% Change	2017	2018	% Change	2017

Corporate expenses	$24,643	(12%)	$27,933	$85,069	(13%)	$97,922
Foreign exchange losses	8,305	nm	32,510	2,066	nm	90,093
Interest expense and financing costs	16,897	32%	12,835	50,758	32%	38,377
Income tax benefit	(3,525)	nm	(25,877)	(3,565)	nm	(38,547)
Total	$46,320	(2%)	$47,401	$134,328	(28%)	$187,845

nm – not meaningful

Corporate Expenses

Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 2.0% and 2.4% for the three and nine months ended September 30, 2018, respectively, compared to 2.7% and 3.3% for the same periods in 2017, respectively.

The decrease in corporate expenses for the three months ended September 30, 2018 was primarily attributable to an increase in allocations of corporate costs to our insurance and reinsurance segments, together with a decrease in professional fees, partially offset by an increase in personnel costs and information technology costs.

The decrease in corporate expenses for the nine months ended September 30, 2018 was primarily attributable to a decrease in personnel costs and executive transition costs, together with increase in the allocation of corporate costs to our insurance and reinsurance segments, partially offset by an increase in information technology costs.

Foreign Exchange Losses (Gains)

Some of our business is written in currencies other than the U.S. dollar. Foreign exchange losses of $8 million for the three months ended September 30, 2018 were primarily attributable to the impact of the strengthening of the U.S. dollar on the remeasurement of other investments, specifically, overseas deposits mainly denominated in australian dollar and pound sterling.

Foreign exchange losses of $2 million for the nine months ended September 30, 2018 were primarily attributable to the impact of the strengthening of the U.S. dollar on the remeasurement of other investments, specifically, overseas deposits mainly denominated in australian dollar and pound sterling.

The foreign exchange losses of $33 million and $90 million for the three and nine months ended September 30, 2017, respectively, were primarily attributable to the impact of the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities mainly denominated in pound sterling and euro. In addition, foreign exchange losses for the nine months ended September 30, 2017 included the reclass of a cumulative translation adjustment balance of $24 million related to the wind-down of AXIS Specialty Australia from accumulated other comprehensive income to foreign exchange losses.

Interest Expense and Financing Costs

Interest expense and financing costs are related to interest due on 5.875% Senior Notes issued in 2010, 2.65% Senior Notes and the 5.15% Senior Notes issued in 2014, and 4.0% Senior Notes issued in 2017, as well as Dekania Notes issued by Novae in 2004. Interest expenses and financing costs increased by $4 million and $12 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, primarily attributable to costs associated with the 4.0% Senior Notes and Dekania Notes.

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

The tax benefit of $4 million and $4 million recognized for the three and nine months ended September 30, 2018, respectively, was driven by the generation of pre-tax losses in our U.K. and European operations, largely offset by the generation of pre-tax income in our U.S. operations.

The tax benefit of $26 million recognized in the three months ended September 30, 2017 was primarily driven by an underwriting loss associated with catastrophe losses recognized in our U.S. operations.

The tax benefit of $39 million recognized in the nine months ended September 30, 2017 was primarily driven by an underwriting loss associated with catastrophe losses recognized in our U.S. operations, share based compensation excess tax benefits which were recognized in the Consolidated Statement of Operations, and a tax adjustment related to the bargain purchase gain recognized in connection with the acquisition of Aviabel.

NET INVESTMENT INCOME AND NET INVESTMENT GAINS (LOSSES)

Net Investment Income

The following table provides details of income earned from our cash and investment portfolio by major asset class:

	Three months ended September 30,			Nine months ended September 30,
	2018	% Change	2017	2018	% Change	2017

Fixed maturities	$89,887	20%	$74,978	$262,165	14%	$230,603
Other investments	15,933	(8%)	17,373	44,179	(26%)	59,973
Equity securities	2,099	(35%)	3,223	7,015	(37%)	11,048
Mortgage loans	3,322	15%	2,895	9,805	23%	7,970
Cash and cash equivalents	6,992	125%	3,111	16,770	74%	9,640
Short-term investments	3,413	nm	698	5,933	nm	1,797
Gross investment income	121,646	19%	102,278	345,867	8%	321,031
Investment expense	(7,225)	2%	(7,109)	(20,487)	(3%)	(21,132)
Net investment income	$114,421	20%	$95,169	$325,380	8%	$299,899

Pre-tax yield:(1)
Fixed maturities	3.0%		2.7%	2.9%		2.7%

(1)	Pre-tax yield is calculated by dividing annualized net investment income by the average month-end amortized cost balances for the periods indicated.

Fixed Maturities

Net investment income attributable to fixed maturities for the three and nine months ended September 30, 2018 was $90 million and $262 million, respectively, compared to net investment income of $75 million and $231 million for the three and nine months ended September 30, 2017, respectively. The increase was due to the increase in yields as well as a larger investment base associated with our acquisitions of Novae and Aviabel.

Other Investments

The following table provides details of total net investment income from other investments:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Hedge, direct lending, private equity and real estate funds	$13,390	$14,786	$35,847	$52,526
Other privately held investments	508	1,185	1,613	3,517
CLO-Equities	2,035	1,402	6,719	3,930
Total net investment income from other investments	$15,933	$17,373	$44,179	$59,973

Pre-tax return on other investments(1)	2.1%	2.1%	5.7%	7.5%

(1)
The pre-tax return on other investments is calculated by dividing total net investment income from other investments (non-annualized) by the average month-end fair value balances held for the periods indicated.

Net investment income attributable to other investments for the three and nine months ended September 30, 2018 was $16 million and $44 million, respectively, compared to net investment income of $17 million and $60 million for the three and nine months ended September 30, 2017, respectively. The decrease was due to lower returns from hedge funds as we continued to reduce our hedge fund holdings.

Net Investment Gains (Losses)

The following table provides details of net investment gains (losses):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

On sale of investments:
Fixed maturities and short-term investments	$(21,383)	$3,404	$(71,971)	$(25,659)
Equity securities	15	17,935	17,444	33,536
	(21,368)	21,339	(54,527)	7,877
OTTI charges recognized in net income	(5,546)	(5,412)	(7,634)	(13,493)
Change in fair value of investment derivatives	2,626	(1,295)	9,782	(9,195)
Net unrealized gains (losses) on equity securities	6,660	—	(25,172)	—
Net investment gains (losses)	$(17,628)	$14,632	$(77,551)	$(14,811)

Net investment losses for the three months ended September 30, 2018 were $18 million compared to net investment gains of $15 million for the three months ended September 30, 2017, a decrease of $32 million. For the three months ended September 30, 2018, the net investment losses were primarily due to the sale of U.S. government, agency RMBS and corporate debt securities, partially offset by net unrealized investment gains on equity securities of $7 million which were reported in net investment gains (losses) as opposed to other comprehensive income following the adoption of ASU 2016-01 in the first quarter of 2018.

Net investment losses for the nine months ended September 30, 2018 were $78 million compared to the net investment losses of $15 million for the nine months ended September 30, 2017, an increase of $63 million. For the nine months ended September 30, 2018, net investment losses were primarily due to the sale of U.S. government, agency RMBS and corporate debt securities and net unrealized investment losses on equity securities of $25 million which were reported in net investment gains (losses) as opposed to other comprehensive income following the adoption of ASU 2016-01.

On Sale of Investments

Generally, sales of individual securities occur when there are changes in the relative value, credit quality or duration of a particular issue. We may also sell securities to re-balance our investment portfolio in order to change exposure to particular asset classes or sectors.

OTTI Charges

The OTTI charges for the three months ended September 30, 2018 and 2017 were $6 million and $5 million, respectively. The OTTI charges for the nine months ended September 30, 2018 were $8 million, compared to $13 million for the nine months ended September 30, 2017, a decrease of $5 million. These OTTI charges were primarily due to impairments of non-U.S. denominated securities due to the decline in foreign exchange rates against the U.S. dollar.

Change in Fair Value of Investment Derivatives

From time to time, we economically hedge foreign exchange exposure of non-U.S. denominated securities by entering into foreign exchange forward contracts. During 2017, we introduced the use of interest rate swaps to reduce duration risk of our fixed income portfolio.

For the three months ended September 30, 2018, we recorded gains of $1 million relating to foreign exchange contracts and gains of $2 million relating to interest rates swaps. For the three months ended September 30, 2017, we recorded losses of $2 million relating to foreign exchange contracts and gains of $1 million relating to interest rates swaps.

For the nine months ended September 30, 2018, we recorded gains of $2 million relating to foreign exchange contracts and gains of $8 million relating to interest rates swaps. For the nine months ended September 30, 2017, we recorded losses of $6 million relating to foreign exchange contracts and losses of $3 million relating to interest rates swaps.

Total Return

The following table provides details of the total return on cash and investments for the period indicated:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Net investment income	$114,421	$95,169	$325,380	$299,899
Net investments gains (losses)	(17,628)	14,632	(77,551)	(14,811)
Change in net unrealized gains (losses) on fixed maturities (1)	(1,073)	48,506	(184,082)	223,630
Interest in income (loss) of equity method investments	1,667	(661)	5,045	(8,402)
Total	$97,387	$157,646	$68,792	$500,316

Average cash and investments(2)	$15,160,361	$14,533,027	$15,366,875	$14,519,902

Total return on average cash and investments, pre-tax:
Including investment related foreign exchange rate movements	0.6%	1.1%	0.4%	3.4%
Excluding investment related foreign exchange rate movements(3)	0.7%	0.9%	0.6%	3.0%

(1)	Change in net unrealized gains (losses) on fixed maturities is calculated by taking net unrealized gains (losses) at period end less net unrealized gains (losses) at the prior period end.

(2)	The average cash and investments balance is calculated by taking the average of the month-end fair value balances held for the periods indicated.

(3)
Pre-tax total return on cash and investments excluding foreign exchange rate movements is a non-GAAP financial measure as defined in SEC Regulation S-K. The reconciliation to pre-tax total return on cash and investments, the most comparable GAAP financial measure, included foreign exchange gains (losses) of $(10) million and $22 million for the three months ended September 30, 2018 and 2017, respectively, and foreign exchange gains (losses) of $(28) million and $62 million for the nine months ended September 30, 2018 and 2017, respectively.

CASH AND INVESTMENTS

The table below provides details of our cash and investments:

	September 30, 2018	December 31, 2017
	Fair Value	Fair Value

Fixed maturities	$11,767,697	$12,622,006
Equity securities	433,311	635,511
Mortgage loans	333,018	325,062
Other investments	833,563	1,009,373
Equity method investments	112,155	108,597
Short-term investments	156,090	83,661
Total investments	$13,635,834	$14,784,210

Cash and cash equivalents(1)	$1,752,402	$1,363,786

(1)	Includes restricted cash and cash equivalents of $699 million and $415 million at September 30, 2018 and at December 31, 2017, respectively.

Overview

The fair value of total investments decreased by $1.1 billion for the nine months ended September 30, 2018, driven by the settlement of the RITC agreement of the 2015 and prior years of account of Syndicate 2007, funding of operating activities and the decline in market value of fixed maturities due to the rise in U.S. Treasury rates.

The following provides further analysis on our investment portfolio by asset classes:

Fixed Maturities

The table below provides details of our fixed maturities portfolio:

	September 30, 2018		December 31, 2017
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$1,605,465	14%	$1,712,469	14%
Non-U.S. government	548,125	5%	806,299	6%
Corporate debt	5,081,085	43%	5,297,866	43%
Agency RMBS	1,639,231	14%	2,395,152	19%
CMBS	1,076,955	9%	777,728	6%
Non-Agency RMBS	41,786	—%	46,831	—%
ABS	1,645,811	14%	1,436,281	11%
Municipals(1)	129,239	1%	149,380	1%
Total	$11,767,697	100%	$12,622,006	100%

Credit ratings:
U.S. government and agency	$1,605,465	14%	$1,712,469	14%
AAA(2)	4,619,802	39%	4,990,848	39%
AA	911,418	8%	1,050,631	8%
A	1,914,535	16%	2,090,632	17%
BBB	1,660,984	14%	1,758,291	14%
Below BBB(3)	1,055,493	9%	1,019,135	8%
Total	$11,767,697	100%	$12,622,006	100%

(1)	Includes bonds issued by states, municipalities, and political subdivisions.

(2)	Includes U.S. government-sponsored agencies, Residential mortgage-backed securities ("RMBS") and Commercial mortgage-backed securities ("CMBS").

(3)	Non-investment grade and non-rated securities.

At September 30, 2018, fixed maturities had a weighted average credit rating of AA- (2017: AA-) and an average duration of 3.1 years (2017: 3.3 years), and a duration inclusive of interest rate swaps of 2.9 years (2017: 3.2 years). At September 30, 2018, fixed maturities together with short-term investments and cash and cash equivalents, had an average credit rating of AA- (2017: AA-) and duration inclusive of interest rate swaps was 2.6 years (2017: 2.8 years).

At September 30, 2018, net unrealized investment losses on fixed maturities were $174 million, compared to net unrealized investment gains of $11 million at December 31, 2017, a decrease of $185 million primarily due to the rise in U.S. Treasury rates.

Equity Securities

At September 30, 2018, net unrealized investment gains on equity securities were $57 million, compared to unrealized gains of $83 million at December 31, 2017, a decrease of $26 million driven by sales of equity securities and the decline in the euro against the U.S. dollar.

Mortgage Loans

During the nine months ended September 30, 2018, our investment in commercial mortgage loans increased by $8 million. The commercial mortgage loans are high quality and collateralized by a variety of commercial properties and are diversified both geographically throughout the U.S. and by property type to reduce the risk of concentration. At September 30, 2018, there were no credit losses associated with our commercial mortgage loans portfolio.

Other Investments

The table below provides details of our other investments portfolio:

	September 30, 2018		December 31, 2017
	Fair Value	% of Total	Fair Value	% of Total

Hedge funds
Long/short equity funds	$28,593	3%	$38,470	4%
Multi-strategy funds	185,255	22%	286,164	28%
Event-driven funds	38,084	5%	39,177	4%
Total hedge funds	251,932	30%	363,811	36%

Direct lending funds	268,210	32%	250,681	25%
Private equity funds	67,840	8%	68,812	7%
Real estate funds	63,764	8%	50,009	5%
Total hedge, direct lending, private equity and real estate funds	651,746	78%	733,313	73%

Other privately held investments	47,389	6%	46,430	5%
CLO-Equities	24,264	3%	31,413	2%
Overseas deposits	110,164	13%	198,217	20%
Total other investments	$833,563	100%	$1,009,373	100%

During the nine months ended September 30, 2018, the fair value of total hedge funds decreased by $112 million driven by $124 million of net redemptions, partially offset by $12 million of price appreciation. Certain of these funds may be subject to restrictions on redemptions which may limit our ability to liquidate these investments in the short term. See Note 3(c) to the Consolidated Financial Statements 'Investments' for further details on these restrictions and details on unfunded commitments relating to our other investment portfolio.

Overseas deposits include investments in private funds held by Syndicate 2007 where the underlying investments are primarily U.S. government, non-U.S. government and corporate debt securities. The funds do not trade on an exchange therefore are not included within the available for sale investments category.

Equity Method Investments

During 2016, we paid $108 million including direct transactions costs to acquire 19% of the common equity of Harrington Reinsurance Holdings Limited ("Harrington"), the parent company of Harrington Re Ltd. ("Harrington Re"), an independent reinsurance company jointly sponsored by AXIS Capital and The Blackstone Group L.P. ("Blackstone"). Harrington is not a variable interest entity. Given that we exercise significant influence over this investee, we account for our ownership interest in Harrington under the equity method of accounting.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the ‘Liquidity and Capital Resources’ section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 for a general discussion of our liquidity and capital resources. The following table summarizes our consolidated capital at:

	September 30, 2018	December 31, 2017

Debt	$1,377,582	$1,376,529

Preferred shares	775,000	775,000
Common equity	4,497,272	4,566,264
Shareholders’ equity	5,272,272	5,341,264
Total capital	$6,649,854	$6,717,793

Ratio of debt to total capital	20.7%	20.5%
Ratio of debt and preferred equity to total capital	32.4%	32.0%

We finance our operations with a combination of debt and equity capital. Our debt to total capital and debt and preferred equity to total capital ratios provide an indication of our capital structure, along with some insight into our financial strength.

At September 30, 2018, our debt and preferred equity to total capital ratio was elevated due to the issuance of $350 million of 4.0% Senior Notes on December 6, 2017. We intend to use a portion of the proceeds from the issuance of 4.0% Senior Notes to repay or redeem our 2.65% Senior Notes due on April 1, 2019.

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

Common Equity

During the nine months ended September 30, 2018, our common equity decreased by $69 million. The following table reconciles our opening and closing common equity positions:

Nine months ended September 30,	2018

Common equity - opening	$4,566,264
Treasury shares reissued	1,709
Share-based compensation expense	26,876
Unrealized gains (losses) on available for sale investments, net of tax	(180,332)
Foreign currency translation adjustment	(6,864)
Net income	230,812
Preferred share dividends	(31,969)
Common share dividends	(100,525)
Treasury shares repurchased	(8,699)
Common equity - closing	$4,497,272

During the nine months ended September 30, 2018, we repurchased 175,000 common shares for a total cost of $9 million in connection with the vesting of restricted stock awards granted under our 2017 Long-Term Equity Compensation Plan.

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

CRITICAL ACCOUNTING ESTIMATES

The Company's Consolidated Financial Statements include certain amounts that are inherently uncertain and judgmental in nature. As a result, the Company is required to make assumptions and best estimates in order to determine the reported values. The Company considers an accounting estimate to be critical if: (1) it requires that significant assumptions be made in order to deal with uncertainties and (2) changes in the estimate could have a material impact on the Company's results of operations, financial condition or liquidity.

As disclosed in the Company's 2017 Annual Report on Form 10-K, the Company believes that the material items requiring such subjective and complex estimates are:

•	reserves for losses and loss expenses;

•	reinsurance recoverable balances;

•	premiums;

•	fair value measurements for our financial assets and liabilities; and

•	assessments of other-than-temporary impairments.

The Company believes that the critical accounting estimates discussion in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, continues to describe the significant estimates and judgments included in the preparation of the Consolidated Financial Statements.

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

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At September 30, 2018, the Company had not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to this item since December 31, 2017, with the exception of the changes in exposure to foreign currency risk presented below.

Foreign Currency Risk
The table below provides a sensitivity analysis of our total net foreign currency exposures.

	AUD	NZD	CAD	EUR	GBP	JPY	Other	Total

At September 30, 2018
Net managed assets (liabilities), excluding derivatives	$44,354	$(5,930)	$104,603	$(224,956)	$53,257	$26,835	$96,000	$94,163
Foreign currency derivatives, net	(46,665)	2,985	(135,433)	331,591	(27,648)	(14,978)	(939)	108,913
Net managed foreign currency exposure	(2,311)	(2,945)	(30,830)	106,635	25,609	11,857	95,061	203,076
Other net foreign currency exposure	1	—	40	(172)	93	—	56,102	56,064
Total net foreign currency exposure	$(2,310)	$(2,945)	$(30,790)	$106,463	$25,702	$11,857	$151,163	$259,140
Net foreign currency exposure as a percentage of total shareholders’ equity	—%	(0.1%)	(0.6%)	2.0%	0.5%	0.2%	2.9%	4.9%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$(231)	$(295)	$(3,079)	$10,646	$2,570	$1,186	$15,116	$25,913

(1)	Assumes 10% change in underlying currencies relative to the U.S. dollar.

Total Net Foreign Currency Exposure

At September 30, 2018, our total net foreign currency exposure was $259 million net long, driven by increases in our exposures to the euro and other non-core currencies primarily due to new business written during the nine months ended September 30, 2018. Of this balance, $56 million is from other net foreign currency exposures including assets managed by specific investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy. Our emerging market debt portfolio is the primary contributor to this group of assets.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) at September 30, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2018, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2018. Based upon that evaluation, there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

There were no material changes from the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information regarding the number of shares we repurchased during the three months ended September 30, 2018:

ISSUER PURCHASES OF EQUITY SECURITIES

Common Shares

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Repurchased Under the Announced Plans or Programs(b)

July 1-31, 2018	—	$—	—	—
August 1-31, 2018	—	—	—	—
September 1-30, 2018	—	—	—	—
Total	—		—	—

(a)	Shares are repurchased from employees to satisfy withholding tax liabilities upon the vesting of restricted stock units.

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

As and when allowed by the applicable law and regulations, certain of our non-U.S. subsidiaries provide treaty reinsurance coverage to non-U.S. insurers on a worldwide basis, including insurers of liability, marine, aviation and energy risks, and as a result, these underlying reinsurance portfolios may have some exposure to Iran. In addition, we underwrite insurance and facultative reinsurance on a global basis to non-U.S. insureds and insurers, including for liability, marine, aviation and energy risks. Coverage provided to non-Iranian business may indirectly cover an exposure in Iran. For example, certain of our operations underwrite global marine hull and cargo policies that provide coverage for vessels navigating into and out of ports worldwide, including Iran. For the quarter ended September 30, 2018, there has been no material amount of premium allocated or apportioned to activities relating to Iran. We intend for our non-U.S. subsidiaries to continue to provide such coverage only to the extent permitted by applicable law.

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
†101
The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017; (iv) Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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
Dated: November 8, 2018

AXIS CAPITAL HOLDINGS LIMITED
By:	/S/ ALBERT BENCHIMOL
Albert Benchimol
President and Chief Executive Officer
(Principal Executive Officer)

/S/ PETER VOGT
Peter Vogt
Chief Financial Officer
(Principal Financial Officer)