Form 10-K
period 2018-12-31
AXIS CAPITAL HOLDINGS LTD
filed 2019-02-26
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒ Accelerated filer ☐

Non-accelerated filer	☐ Smaller reporting company ☐
Emerging growth company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐  No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2018, was approximately $4.6 billion.
As of February 20, 2019, there were outstanding 83,628,651 common shares, $0.0125 par value per share, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the annual meeting of shareholders to be held on May 2, 2019 are incorporated by reference in response to items 10, 11, 12, 13 and 14 in Part III of this Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2018.

AXIS CAPITAL HOLDINGS LIMITED

Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts included in this report, including statements regarding our estimates, beliefs, expectations, intentions, strategies or projections are "forward-looking statements". We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the United States federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as "may", "should", "could", "anticipate", "estimate", "expect", "plan", "believe", "predict", "potential" and "intend" or similar expressions. These forward-looking statements are not historical facts, and are based on upon current expectations, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond management's control.
Forward-looking statements contained in this report may include, but are not limited to, information regarding our estimates of losses related to catastrophes and other large losses, measurements of potential losses in the fair market value of our investment portfolio and derivative contracts, our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the outcome of our strategic initiatives, our expectations regarding estimated synergies and the success of the integration of acquired entities, our expectations regarding the estimated benefits and synergies related to the Company's transformation program, our expectations regarding pricing and other market conditions, our growth prospects, and valuations of the potential impact of movements in interest rates, equity securities prices, credit spreads and foreign currency rates.
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

Website and Social Media Disclosure
We use our website (www.axiscapital.com) and our corporate Twitter (@AXIS_Capital) and LinkedIn (AXIS Capital) accounts as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, e-mail alerts and other information about AXIS Capital may be received when enrolled in our "E-mail Alerts" program, which can be found in the Investor Information section of our website (www.axiscapital.com). The contents of our website and social media channels are not, however, a part of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

In this Form 10-K, references to "AXIS Capital" refer to AXIS Capital Holdings Limited and reference to "we", "us", "our", the "Group" or the "Company" refer to AXIS Capital Holdings Limited and its direct and indirect subsidiaries and branches, including AXIS Specialty Limited ("AXIS Specialty Bermuda"), AXIS Specialty Limited (Singapore Branch), AXIS Specialty Markets Limited, AXIS Managing Agency Ltd., AXIS Corporate Capital U.K. Limited (sole corporate member of AXIS Syndicate 1686 ("Syndicate 1686")), AXIS Ventures Limited ("AXIS Ventures"), AXIS Ventures Reinsurance Limited ("Ventures Re"), AXIS Reinsurance Managers Limited ("AXIS Reinsurance Managers"), AXIS Specialty Europe SE ("AXIS Specialty Europe"), AXIS Specialty Europe SE ("U.K. Branch"), AXIS Re SE (AXIS Re), AXIS Re SE, Dublin (Zurich Branch) ("AXIS Re Europe"), Compagnie Belge d'Assurances Aviation NV/SA ("Aviabel"), AXIS Reinsurance Company ("AXIS Re U.S."), AXIS Reinsurance Company (Canadian Branch), AXIS Insurance Company ("AXIS Insurance Co."), AXIS Surplus Insurance Company ("AXIS Surplus"), AXIS Specialty Insurance Company ("AXIS Specialty U.S."), AXIS Specialty Finance LLC, AXIS Specialty Finance PLC, Novae Corporate Underwriting Limited (sole corporate member of Novae Syndicate 2007 ("Syndicate 2007")), unless the context suggests otherwise.
Tabular dollars are in thousands. Amounts in tables may not reconcile due to rounding differences.

General
AXIS Capital, the Bermuda-based holding company for the AXIS group of companies was incorporated on December 9, 2002. AXIS Specialty Bermuda commenced operations on November 20, 2001. AXIS Specialty Bermuda and its subsidiaries became wholly owned subsidiaries of AXIS Capital pursuant to an exchange offer consummated on December 31, 2002.
We provide a broad range of specialty insurance and reinsurance solutions to our clients on a worldwide basis, through operating subsidiaries and branch networks based in Bermuda, the United States ("U.S."), Europe, Singapore, Canada, Latin America and the Middle East. We also maintain marketing offices in Brazil, France and Spain. Our business consists of two distinct global underwriting platforms, AXIS Insurance and AXIS Re.
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
At December 31, 2018, we had common shareholders’ equity of $4.3 billion, total capital of $6.4 billion and total assets of $24.1 billion.
Our Business Strategy
We are a hybrid specialty insurance and global reinsurance company that is a leader in many of the markets where we choose to compete. We provide our clients and distribution partners with a broad range of risk transfer products and services, and meaningful capacity, backed by excellent financial strength. We manage our portfolio holistically, aiming to construct the optimum portfolio of risks, consistent with our risk appetite and the development of our franchise. We nurture an ethical, entrepreneurial and disciplined culture that promotes outstanding client service, intelligent risk taking and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a global leader in specialty risks.
We aim to execute on our business strategy through the following multi-pronged approach:
We offer a diversified range of products and services across market segments and geographies: Our position as a well-balanced hybrid specialty insurance and global reinsurance company gives us insight into the opportunities and challenges in a variety of markets. Established in Bermuda in 2001, today we have locations across the U.S., Canada and in Europe where we have offices in Dublin, London, Zurich, Brussels, Barcelona, Madrid and Paris. We are actively pursuing opportunities throughout Latin America, mainly through our Miami office, which enables us to deliver a full range of facultative and treaty reinsurance solutions in Latin America. Our Singapore office serves as our regional hub in Asia and provides both specialty insurance and reinsurance solutions in the Asia Pacific region. Our Dubai office provides accident and health specialty reinsurance solutions to our clients in the Middle East and Africa. We have expanded our presence in the London market and at Lloyd's of London ("Lloyd's") through our acquisition of Novae Group plc ("Novae"), and our acquisition of specialty aviation insurer and reinsurer, Aviabel, has given us a strong foothold in continental Europe.
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
We modulate our risk appetite and deployment of capital across the underwriting cycle, commensurate with available market opportunities and returns: In response to market dynamics, we recognize opportunities as they develop and react quickly as new trends emerge. Our risk analytics provide important and continuous feedback, further assisting with the ongoing assessment of our risk appetite and strategic capital deployment. We have been successful in extending our product lines, finding new distribution channels and entering new geographies. When we do not find sufficiently attractive uses for our capital, we return excess capital to our shareholders through share repurchases or dividends.
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
We maintain excellent financial strength, characterized by financial discipline and transparency: Our total capital of $6.4 billion at December 31, 2018, as well as our high-quality and liquid investment portfolio and our operating subsidiary ratings of "A+" ("Strong") by Standard & Poor's and "A+" ("Superior") by the A.M. Best Company, Inc. ("A.M. Best") are key indicators of our financial strength.
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
In 2018, our key metrics for performance measurement included operating return on average common equity ("operating ROACE") which is reconciled to the most comparable GAAP financial measure, return on average common equity ("ROACE"), in Item 7 'Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") – Executive Summary – Results of Operations' on an annual basis and book value per diluted common share adjusted for dividends over the long-term. Our goal is to achieve top-quintile industry operating ROACE and growth in book value per diluted common share adjusted for dividends, with volatility consistent with the industry average across underwriting cycles.

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
Refer to Item 7 'Management’s Discussion and Analysis of Financial Condition and Results of Operations' for additional information relating to our reportable segments and Item 8, Note 4 to the Consolidated Financial Statements 'Segment Information' for additional information relating to our reportable segments and a description of the geographic distribution of gross premiums written based on the location of our subsidiaries.

The table below presents gross premiums written in each of our reportable segments for each of the most recent three years.

Year ended December 31,	2018	2017	2016

Insurance	$3,797,592	$2,814,918	$2,432,475
Reinsurance	3,112,473	2,741,355	2,537,733
Total	$6,910,065	$5,556,273	$4,970,208

Insurance Segment
Lines of Business and Distribution
Our insurance segment offers specialty insurance products to a variety of niche markets on a worldwide basis. The following are the lines of business in our insurance segment:

•
Property: provides physical loss or damage, business interruption and machinery breakdown cover for virtually all types of property, including commercial buildings, residential premises, construction projects and onshore energy installations. This line of business includes primary and excess risks, some of which are catastrophe-exposed.

•
Marine: provides cover for traditional marine classes, including offshore energy, cargo, liability, recreational marine, fine art, specie, and hull and war. Offshore energy coverage includes physical damage, business interruption, operators extra expense and liability coverage for all aspects of offshore upstream energy, from exploration and construction through the operation and distribution phases.

•	Terrorism: provides cover for physical damage and business interruption of an insured following an act of terrorism and includes kidnap and ransom, and crisis management insurance.

•
Aviation: provides hull and liability, and specific war cover primarily for passenger airlines but also for cargo operations, general aviation operations, airports, aviation authorities, security firms and product manufacturers.

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

•
Professional Lines: provides directors’ and officers’ liability, errors and omissions liability, employment practices liability, fiduciary liability, crime, professional indemnity, cyber and privacy insurance, medical malpractice and other financial insurance related covers for commercial enterprises, financial institutions, not-for-profit organizations and other professional service providers. This business is predominantly written on a claims-made basis.

•
Liability: primarily targets primary and low/mid-level excess and umbrella commercial liability risks in the U.S. wholesale markets in addition to primary and excess of loss employers, public, and products liability predominately in the U.K. Target industry sectors include construction, manufacturing, transportation and trucking and other services.

•	Accident and Health: includes accidental death, travel insurance and specialty health products for employer and affinity groups.

•
Discontinued Lines - Novae: includes those lines of business that Novae exited or placed into run-off in the fourth quarter of 2016 and in the first quarter of 2017. These discontinued insurance lines include financial institutions, professional indemnity, international liability, and international direct property.

We produce business primarily through wholesale and retail brokers worldwide. Some of our insurance products are also distributed through managing general agents ("MGAs") and managing general underwriters ("MGUs"). In the U.S., we have the ability to write business on an admitted basis using forms and rates filed with state insurance regulators and on a non-admitted or surplus lines basis which provides flexibility in forms and rates, as these are not filed with state regulators. Our ability to write business on a non-admitted basis in the U.S. provides us with the pricing flexibility needed to write non-standard coverages. Substantially all of our insurance business is subject to aggregate limits, in addition to event limits.

Gross premiums written by broker, shown individually where premiums were 10% or more of the total in any of the last three years, were as follows:

Year ended December 31,	2018		2017		2016

Marsh & McLennan Companies Inc.	$380,238	10%	$330,057	12%	$362,151	15%
Aon plc	405,281	11%	374,940	13%	368,876	15%
Willis Tower Watson PLC	228,643	6%	246,081	9%	235,834	10%
Other brokers [a]	1,838,804	48%	1,387,363	49%	1,147,895	47%
Managing general agencies and underwriters [a]	944,626	25%	476,477	17%	317,719	13%
Total	$3,797,592	100%	$2,814,918	100%	$2,432,475	100%

[a] Reclassified $71,090 of gross premiums written in 2016 from Other brokers to MGAs and MGUs.
No insured accounted for more than 10% of the gross premiums written in the insurance segment.
Competitive Environment
In our insurance segment, where competition is focused on price as well as availability, service and other considerations, we compete with global carriers and U.S. companies in regional and local markets. We believe we can achieve positive differentiation through underwriting expertise in our chosen lines of business and market segments, providing customized solutions for our strategic partners and industry leading claim service levels to our clients and distributors. In addition, our investment in building an agile business model is expected to further position us to capitalize on opportunities and more quickly bring innovative products and services to market; advancing our efforts to strengthen our portfolio and drive profitable growth.

Reinsurance Segment
Lines of Business and Distribution
Our reinsurance segment writes business on a proportional basis, receiving an agreed percentage of the underlying premium and accepting liability for the same percentage of incurred losses. We also write business on an excess of loss basis, whereby we typically provide an indemnification to the reinsured entity for a portion of losses, both individually and in the aggregate, in excess of a specified individual or aggregate loss deductible. Our business is primarily produced through reinsurance brokers worldwide.
Our reinsurance segment provides treaty reinsurance to insurance companies on a worldwide basis. The following are the lines of business in our reinsurance segment:

•
Catastrophe: provides protection for most catastrophic losses that are covered in the underlying insurance policies written by our cedants. The underlying policies principally cover property-related exposures but other exposures including workers compensation and personal accident are also covered. The principal perils covered by policies in this portfolio include hurricane and windstorm, earthquake, flood, tornado, hail and fire. In some instances, terrorism may be a covered peril or the only peril. This business is written on a proportional and excess of loss basis.

•
Property: provides protection for property damage and related losses resulting from natural and man-made perils that are covered in the underlying personal and commercial lines insurance policies written by our cedants. The predominant exposure is property damage but other risks, including business interruption and other non-property losses, may also be covered when arising from a covered peril. The most significant perils covered by policies in this portfolio include windstorm, tornado and earthquake, but other perils such as freeze, riots, flood, industrial explosions, fire, hail and a number of other loss events are also included. This business is written on a proportional and excess of loss basis.

•
Professional Lines: provides cover for directors’ and officers’ liability, employment practices liability, medical malpractice, professional indemnity, environmental liability and miscellaneous errors and omissions insurance risks. The underlying business is predominantly written on a claims-made basis. This business is written on a proportional and excess of loss basis.

•
Credit and Surety: provides reinsurance of trade credit insurance products and includes proportional and excess of loss structures. The underlying insurance indemnifies sellers of goods and services in the event of a payment default by the buyer of those goods and services. Credit insurance cover is provided to mortgage guaranty insurers and government sponsored entities. Cover for losses arising from a broad array of surety bonds issued by insurers to satisfy regulatory demands or contract obligations in a variety of jurisdictions around the world is also offered.

•
Motor: provides cover to insurers for motor liability and property damage losses arising out of any one occurrence. A loss occurrence can involve one or many claimants where the ceding insurer aggregates the claims from the occurrence. Traditional proportional and non-proportional reinsurance as well as structured solutions are offered.

•
Liability: provides cover to insurers of standard casualty business, excess and surplus casualty business and specialty casualty programs. The primary focus of the underlying business is general liability, although workers' compensation and auto liability covers are also written.

•
Agriculture: provides protection for risks associated with the production of food and fiber on a global basis for primary insurance companies writing multi-peril crop insurance, crop hail, and named peril covers, as well as custom risk transfer mechanisms for agricultural dependent industries with exposures to crop yield and/or price deviations. This business is written on a proportional and aggregate stop loss reinsurance basis.

•
Engineering: provides protection for all types of construction risks and risks associated with erection, testing and commissioning of machinery and plants during the construction stage. This line of business also includes cover for losses arising from operational failures of machinery, plant and equipment, and electronic equipment as well as business interruption.

•	Marine and Other: includes marine, aviation and personal accident reinsurance.

•
Accident and Health: includes specialty health, accidental death, travel, life and disability reinsurance products which are offered on a proportional and catastrophic or per life excess of events loss basis.

•
Discontinued Lines - Novae: includes those lines of business that Novae exited or placed into run-off in the fourth quarter of 2016 and in the first quarter of 2017. These discontinued reinsurance lines include motor reinsurance, general liability reinsurance, international facultative property.

Gross premiums written by broker, shown individually where premiums were 10% or more of the total in any of the last three years, were as follows:

Year ended December 31,	2018		2017		2016

Marsh & McLennan Companies Inc.	$779,375	25%	$783,286	29%	$704,319	28%
Aon plc	765,779	25%	583,199	21%	590,480	23%
Willis Tower Watson PLC	361,983	12%	408,188	15%	356,241	14%
Other brokers	864,601	28%	690,337	25%	679,116	27%
Direct	178,568	6%	176,600	6%	135,604	5%
Managing general agencies and underwriters	162,167	5%	99,744	4%	71,973	3%
Total	$3,112,473	100%	$2,741,355	100%	$2,537,733	100%

No cedant accounted for more than 10% of the gross premiums written in the reinsurance segment.
Competitive Environment
In our reinsurance segment, competition tends to be focused on availability, service, financial strength and, increasingly, price. We compete with major U.S. and non-U.S. reinsurers and reinsurance departments of numerous multi-line insurance organizations. In addition to traditional market participants, we also compete with new market entrants supported by alternative capital sources offering risk transfer on a collateralized or other non-traditional basis. Our clients may also acquire reinsurance protection through capital market products such as catastrophe bonds and insurance loss warranties. We believe that we achieve a competitive advantage through our diversified global product offering, responsiveness to customer needs and ability to provide sophisticated and innovative products. We offer excellent claims management, strong financial strength ratings and an ability to leverage our balance sheet and relationships with strategic capital partners to provide meaningful capacity.

Cash and Investments
We seek to balance the investment portfolios’ objectives of (1) increasing book value with (2) the generation of relatively stable investment income, while providing sufficient liquidity to meet our claims and other obligations. Liquidity needs arising from potential claims are of primary importance and are considered in asset class participation and the asset allocation process. Intermediate maturity investment-grade fixed maturities have duration characteristics similar to our expected claim payouts and are, therefore, central to our investment portfolio’s asset allocation. At December 31, 2018, the duration of our fixed maturities portfolio was approximately three years, which was lower than the estimated duration of our net insurance liabilities.
To diversify risk and optimize the growth in our book value, we may invest in other asset classes such as equity securities, high yield securities and alternative investments (e.g. hedge funds) which provide higher potential total rates of return. These individual investment classes involve varying degrees of risk, including the potential for more volatile returns and reduced liquidity. However, as part of a balanced portfolio, they also provide diversification from interest rate and credit risk.
With regard to our investment portfolio, we utilize third party investment managers for security selection and trade execution functions, subject to our guidelines and objectives for each asset class. This enables us to actively manage our investment portfolio with access to top performers specializing in various products and markets. We select the managers based on various criteria including investment style, performance history and corporate governance. In addition, we monitor approved investment asset classes for each subsidiary through analysis of our operating environment, including expected volatility of cash flows, overall capital position, regulatory and rating agency considerations. The Finance Committee of our Board of Directors approves our overall group asset allocation targets and investment policy to ensure that they are consistent with our overall goals, strategies and objectives. We also have an Investment and Finance Committee, comprising senior management, which oversees the implementation of our investment strategy.
Refer to Item 7 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cash and Investments' and Item 8, Note 6 to the Consolidated Financial Statements 'Investments' for additional information regarding our investment portfolio.
Refer to 'Risk and Capital Management' for additional information regarding the management of investment risk.

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
Risk Governance
At the heart of our risk management framework is a governance process with responsibilities for taking, managing, monitoring and reporting risks. We articulate the roles and responsibilities for risk management throughout the organization, from the Board of Directors and the Chief Executive Officer to our business and functional areas, thus embedding risk management throughout the business (refer to 'Risk Governance and Risk Management Organization' below).
To support our governance process, we rely on our documented policies and guidelines. Our Risk Policies are a formal set of documents we use to specify our approach and risk mitigation/control philosophy for managing individual and aggregate risks. We also have procedures to approve exceptions and procedures for referring risk issues to senior management and the Board of Directors. Our qualitative and quantitative risk reporting framework provides transparency and early warning indicators to senior management with regard to our overall risk profile, adherence to risk appetite and associated limits, and improvement actions both at an operating entity and Group level.
Various governance and control bodies coordinate to help ensure that objectives are being achieved, risks are identified and appropriately managed and internal controls are in place and operating effectively.
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

As well as being used to measure internal risk capital (refer to 'Capital Management' below), our internal capital model is used as a tool in managing our business, planning capital allocations, portfolio monitoring, reinsurance and retrocession (collectively referred to as "reinsurance") purchasing, and investment asset allocations.
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
Risk Appetite and Limit Framework
Our integrated risk management framework considers material risks that arise from operating our business. Large risks that might accumulate and have the potential to produce substantial losses are subject to our group-wide risk appetite and limit framework. Our risk appetite, as authorized by our Board of Directors, represents the amount of risk that we are willing to accept within the constraints imposed by our capital resources as well as the expectations of our stakeholders as to the type of risk we hold within our business. At an annual aggregated level, we also monitor and manage the potential financial loss from the accumulation of risk exposure in any one year.
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
We monitor risk through, for example, risk dashboards and limit consumption reports. These are intended to allow us to detect potential deviations from our internal risk limits at an early stage.
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

Board of Directors’ Level

The Risk Committee of the Board ("Risk Committee") assists the Board of Directors in overseeing the integrity and effectiveness of our ERM framework, and ensuring that our risk assumption and risk mitigation activities are consistent with that framework. The Risk Committee reviews, approves and monitors our overall risk strategy, risk appetite and key risk limits and receives regular reports from the Group Risk Management function ("Group Risk") to ensure any significant risk issues are being addressed by management. The Risk Committee further reviews, with management and Internal Audit, the Group’s general policies and procedures and satisfies itself that effective systems of risk management and controls are established and maintained. Among its other responsibilities, the Risk Committee also reviews and approves our annual Own Risk and Solvency Assessment ("ORSA") report. The Risk Committee assesses the independence and objectivity of our Group Risk function, approves its terms of reference and reviews its ongoing activities.

Following a recommendation by the Chief Executive Officer, the Risk Committee also conducts a review and provides a recommendation to the Board of Directors regarding the appointment and/or removal of the Chief Risk Officer. The Risk Committee meets with the Chief Risk Officer in separate executive sessions on a regular basis.
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

•	The Reinsurance Security Committee ("RSC") sets out the financial security requirements of our reinsurance counterparties and approves our counterparties, as needed.

•
The Cyber, Property, and Credit Product Boards, which oversee the exposure management frameworks and views of risk for our cyber, property, and credit underwriting risks. Each Product Board contributes to portfolio management, setting underwriting guidelines and risk appetite, as well as encouraging general knowledge sharing.

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

•
The Capital Management Committee oversees the integrity and effectiveness of the Company’s Capital Management Policy, including the capital management policies of the Company’s legal entities and branches, ensuring the Company’s effective implementation of the annual Capital Management Plan, which is approved by the Finance Committee of the Board, and overseeing the availability of capital within the Group.

Group Risk Management Organization
As a general principle, management in each of our business units is responsible in the first instance for both the risks and returns of its decisions. Management is the 'owner' of risk management processes and is responsible for managing our business within defined risk limits.
Our Chief Risk Officer reports to the Chief Financial Officer and the Chairman of the Board Risk Committee, leads our independent Group Risk function, and is responsible for oversight and implementation of the Group's ERM framework as well as providing guidance and support for risk management practices. Group Risk is responsible for developing methods and processes for identifying, measuring, managing and reporting risk. This forms the basis for informing the Risk Committee and RMC of the Group’s risk profile. Group Risk develops our risk management framework and oversees the adherence to this framework at the Group and operating entity level. Our Chief Risk Officer regularly reports risk matters to the Chief Financial Officer, management Executive Committee, RMC and the Risk Committee.
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
Our risk landscape is reviewed on a regular basis to ensure that it remains up-to date based on the evolving risk profile of the Company. In addition we undertake ongoing risk assessments across all enterprise risks, the output of which is captured in our risk register which is reviewed and reported through our governance structure.
Strategic Risk
Strategic risk is the risk of loss arising from the adverse effect of management decisions on both business strategies and their implementation. This includes the failure to devise or adapt a business strategy in light of changes in our internal and external environment. We assess any strategic action in the context of our risk framework by reviewing the impact of the strategy, including any incremental risk, prior to the action taking place. In addition, what we learn about risk through our monitoring, reporting and control processes provides important feedback in terms of reevaluating our risks and, therefore, reevaluating our business strategy.
We undertake a strategic business planning process on an annual basis which is overseen by our management Executive Committee, the Business Council, business unit leadership and our Board of Directors. Our internal capital model provides an input into this process by providing an assessment as to whether our prospective business and investment strategies are in line with our defined risk appetite and objectives, at both the group and operating entity level. The model also provides a basis for optimizing our risk-return profile by providing consistent risk measurement across the Group. The model outputs are reviewed and supplemented with management’s judgment and business experience and expertise.
We specifically evaluate the risks of potential merger and acquisition transactions both from a quantitative and qualitative perspective. We conduct risk assessments of merger and acquisition transactions to evaluate risks specifically related to the integration of acquiring a business. In addition, we have governance procedures in place to review and approve strategic investments and potential new initiatives within our existing businesses in order to evaluate whether the risks are well understood and justified by the potential rewards.
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
For treaty reinsurance, we purchase both proportional and non-proportional cover. Under proportional reinsurance, we cede an agreed proportion of the premiums and the losses and loss adjustment expenses on the policies we underwrite. We primarily use proportional reinsurance on our liability, professional lines, and cyber portfolios, as well as on select property portfolios, whereby we protect against higher loss frequency rather than specific events. We also purchase proportional reinsurance on our assumed property catastrophe reinsurance portfolio, casualty, and credit and bond portfolios, which includes our cessions to Strategic Capital Partners. We also use non-proportional reinsurance, whereby losses up to a certain amount (i.e. our retention) are borne by us. By using non-proportional reinsurance, we can limit our liability with a retention, which reflects our willingness and ability to bear risk, and therefore in line with our risk appetite. We primarily purchase the following forms of non-proportional reinsurance:

•
Excess of loss per risk – the reinsurer indemnifies us for loss amounts of all individual policies effected, defined in the treaty terms and conditions. Per risk treaties are an effective means of risk mitigation against large single losses (e.g. a large fire claim). This includes our Northshore Re catastrophe bond program, which provides a combined $550 million of limit across the Group. Refer to Item 7 'Management’s Discussion and Analysis of Financial Condition and Results of Operations' – Underwriting Results – Consolidated – Underwriting Expenses' for additional information on our Northshore Re catastrophe bond program.

•	Catastrophe excess of loss – provides aggregate loss cover for our insurance portfolio against the accumulation of losses incurred from a single event (e.g. windstorm).

We have a centralized Risk Funding department, which coordinates external treaty reinsurance purchasing across the Group and is overseen by our Reinsurance Purchasing Group ("RPG"). The RPG, which includes among others, our Chief Executive Officer, Chief Financial Officer, Chief Risk Officer and business unit leadership, approves each treaty placement, and aims to ensure that appropriate diversification exists within our RSC approved counterparty panels.

Facultative reinsurance is case by case risk transfer, which we may also use to complement treaty reinsurance by covering additional risks above and beyond what is already covered in treaties. Facultative reinsurance is monitored by the Risk Funding department.
Natural Peril Catastrophe Risk
Natural catastrophes such as earthquakes, storms, tsunamis and floods represent a challenge for risk management due to their accumulation potential and occurrence volatility. In managing natural catastrophe risk, our internal risk limit framework aims to limit both the loss of capital due to a single event and the loss of capital that would occur from multiple (but perhaps smaller events) in any year. Within this framework, we have an established risk limit for single event, single zone probable maximum loss ("PML") within defined zones and at various return periods. For example, at the 1-in-250 year return period, we are not willing to expose more than 20% of our prior quarter-end common-equity from a single event within a single zone.

The table below shows our mean PML estimates for certain defined single zones which correspond to peak industry catastrophe exposures at January 1, 2019 and 2018:

At January 1, (in millions of U.S. dollars)		2019			2018
Single zone/single event	Perils	50 Year Return Period	100 Year Return Period	250 Year Return Period	50 Year Return Period	100 Year Return Period	250 Year Return Period

Southeast	U.S. Hurricane	$383	$441	$620	$350	$430	$848
Northeast	U.S. Hurricane	52	156	290	58	164	297
Mid-Atlantic	U.S. Hurricane	133	315	449	121	273	401
Gulf of Mexico	U.S. Hurricane	258	316	394	237	302	400
California	Earthquake	253	369	468	241	328	527
Europe	Windstorm	231	301	376	232	327	467
Japan	Earthquake	147	227	359	168	232	336
Japan	Windstorm	60	109	158	60	99	140

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
Our PMLs take into account the fact that an event may trigger claims in a number of lines of business. For instance, our U.S. hurricane modeling includes the estimated pre-tax impact to our financial results arising from our catastrophe, property, engineering, energy, marine and aviation lines of business. Our PMLs include assumptions regarding the location, size and magnitude of an event, the frequency of events, the construction type and a property’s susceptibility to damage, and the cost of rebuilding the property. Loss estimates for non-U.S. zones will be subject to foreign exchange rates, although we may mitigate this currency variability from a book value perspective.
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
Our estimated net losses from peak zone catastrophes may change from period to period as a result of several factors, which include but are not limited to, updates to vendor catastrophe models, changes in our own modeling, changes in our underwriting portfolios, changes to our reinsurance purchasing strategy and changes in foreign exchange rates. Several of the aforementioned factors, including the acquisition of Novae and opportunistic purchase of more reinsurance protection, drove the changes to our natural catastrophe PMLs during 2018.

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
Reserving for long-tail lines of business represents a significant component of reserving risk. When loss trends prove to be higher than those underlying our reserving assumptions, the risk is greater because of a stacking-up effect: we carry reserves to cover claims arising from several years of underwriting activity and these reserves are likely to be adversely affected by unfavorable loss trends. We manage and mitigate reserving risk on long-tail business in a variety of ways. First, the long-tail business we write is part of a well-balanced and diversified global portfolio of business. In 2018, our long-tail net premiums written (namely liability and motor business) represented 22% of our total premiums written and 33% of total net reserves. We also purchase reinsurance on liability business to reduce our net positions. Secondly, we follow a disciplined underwriting process that utilizes available information, including industry trends.
Another significant component of reserving risk relates to the estimation of losses in the aftermath of a major catastrophe event. Refer to Item 7 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Reserves for Losses and Loss Expenses' for further details including a description of our reserving process.
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
We foster a strong culture of review among our claims teams. This includes MIAs, whereby senior claims handlers audit a sample of claim files. The process is designed to ensure consistency between the claims units and to develop Group-wide best practices.
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
Credit Risk Relating to Investing Activities
Within our fixed maturity investment portfolio, which represents approximately $11 billion or 47% of our total assets, we are exposed to potential losses arising from the diminished creditworthiness of issuers of bonds as well as third party counterparties such as custodians. We limit such credit risk through diversification, issuer exposure limits graded by ratings and, with respect to custodians, through contractual and other legal remedies. Excluding U.S. Treasury and Agency securities, we limit our concentration of credit risk to any single corporate issuer to 2% or less of our investment grade fixed maturities portfolio for securities rated A- or above and 1% or less of our investment grade fixed maturities portfolio for securities rated below A-.
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
In our reinsurance segment, we provide reinsurance of credit and bond insurers exposed to the risks of financial loss arising from non-payment of trade receivables covered by a policy (credit insurance) or non-performance (bonding). Our credit insurance exposures are concentrated primarily within developed economies, while our surety bond exposures are concentrated primarily within Latin American and developed economies. We also provide coverage to the mortgage industry through insurance and reinsurance of mortgage insurance companies and U.S. Government Sponsored Entity credit risk sharing transactions. We focus on credit risk transfer from Freddie Mac and Fannie Mae, in the single-family, fixed rate, conforming mortgage space. We provide this cover on a proportional and non-proportional basis globally through AXIS Reinsurance Company, AXIS Specialty Bermuda and AXIS Managing Agency. Our exposure to mortgage risk is monitored and managed through robust underwriting within defined parameters for mortgage credit quality and concentration, continuous monitoring of the housing market, as well as limits on our PML resulting from a severe economic downturn in the housing market.
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

We supplement our asset-liability management with various internal policies and limits. As part of our strategic asset allocation process, different asset strategies are simulated and stressed in order to evaluate the ‘optimal’ portfolio (given return objectives and risk constraints). In our investment department, we centralize the management of asset classes to control aggregation of risk, and provide a consistent approach to constructing portfolios as well as the selection process of external asset managers. We have limits on the concentration of investments by single issuers and certain asset classes, and we limit the level of illiquid investments (refer to 'Liquidity Risk' below). Further, our investment guidelines do not permit the use of leverage in any of our fixed maturity portfolios.
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
We have specific processes and systems in place to focus on high priority operational matters such as information security, managing business continuity, and third party vendor risk:

•
Major failures and disasters which could cause a severe disruption to working environments, facilities and personnel, represent a significant operational risk to us. Our Business Continuity Management framework strives to protect critical business functions from these effects to enable us to carry out our core tasks in time and at the quality required. During 2018, we continued to review our Business Continuity Planning procedures through cyclical planned tests.

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

•
Regulatory capital requirements - In each country in which we operate, the local regulator specifies the minimum amount and type of capital that each of the regulated entities must hold in support of their liabilities and business plans. We target to hold, in addition to the minimum capital required to comply with the solvency requirements, an adequate buffer to ensure that each of our operating entities meets its local capital requirements. Refer to Item 8, Note 20 to the Consolidated Financial Statements, 'Statutory Financial Information' for further details.

•
Rating agency capital requirements - Rating agencies apply their own models to evaluate the relationship between the required risk capital of a company and its available capital resources. The assessment of capital adequacy is usually an integral part of the rating agency process. Meeting rating agency capital requirements and maintaining strong credit ratings are strategic business objectives of the Company. Refer to Item 7 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources' for further information on our financial strength.

The TCR identifies the point at which management needs to consider raising capital, amending our business plan or executing capital management activities well before capital approaches the minimum requirements ("early warning indicator"). This allows us to take appropriate measures to ensure the continued strength and appropriateness of our capital and solvency positions, and also enables us to take advantage of opportunities as they arise. Such measures are performed as and when required and include traditional capital management tools (e.g. dividends, share buy-backs, issuance of shares or debt) or through changes to our risk exposure (e.g. recalibration of our investment portfolio or changes to our reinsurance purchasing strategy).
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
Bermuda
Our Bermuda insurance operating subsidiary, AXIS Specialty Bermuda, is a Class 4 general business insurer subject to the Insurance Act 1978 of Bermuda and related regulations, as amended (the "Insurance Act"). The Insurance Act provides that no person may carry on any insurance or reinsurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (the "BMA") under the Insurance Act. The Insurance Act imposes upon Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements, and grants the BMA powers to supervise, investigate, require information and demand the production of documents and intervene in the affairs of insurance companies. Significant requirements pertaining to Class 4 insurers include the appointment of an independent auditor, the appointment of a loss reserve specialist, the appointment of a principal representative in Bermuda, the filing of annual Statutory Financial Returns, the filing of annual GAAP financial statements, the filing of an annual capital and solvency return, compliance with minimum and enhanced capital requirements, compliance with certain restrictions on reductions of capital and the payment of dividends and distributions, compliance with group solvency and supervision rules, if applicable, and compliance with the Insurance Code of Conduct. On July 30, 2018, the Insurance Amendment (No. 2) Act 2018 amended the Insurance Act to provide for the prior payment of policyholders' liabilities ahead of general unsecured creditors in the event of the liquidation or winding up of an insurer. Effective January 1, 2019, this amendment applies to general business insurers and provides among other things that, subject to certain statutorily preferred debts, the insurance debts of an insurer must be paid in priority to all other unsecured debts of the insurer. Insurance debt is defined as a debt to which an insurer is or may become liable pursuant to an insurance contract excluding debts owed to an insurer under an insurance contract where the insurer is the person insured.
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
Ventures Re is registered as a Class 3A insurer subject to the Insurance Act and is a registered segregated accounts company under the Bermuda Segregated Accounts Companies Act 2000, as amended.
AXIS Ventures and AXIS Reinsurance Managers are regulated by the BMA as insurance managers. Insurance managers are subject to the Insurance Act which provides that no person may carry on business as an insurance manager unless registered for the purpose by the BMA under the Insurance Act. Insurance managers are required to comply with the Insurance Manager Code of Conduct.
In November 2017, Glen Rock Holdings Ltd. and Glen Rock Re Ltd. were formed as direct subsidiaries of AXIS Ventures and subsequently merged in December 2018 with Glen Rock Holdings Ltd. as the surviving entity.
AXIS Capital Holdings Limited, AXIS Specialty Bermuda, AXIS Specialty Holdings Bermuda Limited, AXIS Specialty Investments Limited, AXIS Specialty Markets Limited, AXIS Ventures, Ventures Re, AXIS Specialty Investments II Limited, AXIS Reinsurance Managers, Novae Bermuda Holdings Limited, Novae Bermuda Underwriting Limited and Glen Rock

Holdings Ltd. must also comply with provisions of the Bermuda Companies Act 1981, as amended (the "Companies Act"), regulating the payment of dividends and distributions. A Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than its liabilities.
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
AXIS Specialty Bermuda has reinsurance permissions in China and the Netherlands. AXIS Specialty Limited (Singapore Branch) has separate reinsurance permission in China.
AXIS Managing Agency Ltd. may write general insurance and reinsurance in Bermuda using Lloyd's licenses (refer to 'U.K. and Lloyd's of London' below).
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
State Insurance Regulation
AXIS Reinsurance Company is licensed to transact insurance and reinsurance throughout the U.S. including the District of Columbia and Puerto Rico. AXIS Reinsurance Company is also authorized to transact insurance and reinsurance throughout Canada through its Canadian branch and has reinsurance permissions in Brazil, Ecuador, Guatemala, Panama, India and Mexico. AXIS Insurance Company is licensed to transact insurance and reinsurance throughout the U.S. including the District of Columbia. AXIS Specialty Insurance Company is licensed to transact insurance and reinsurance throughout the U.S., except California, Iowa, Maine, New Mexico, New York and Wyoming. AXIS Surplus Insurance Company is eligible to write insurance on a surplus lines basis in all 50 states of the U.S., the District of Columbia, the U.S. Virgin Islands and Puerto Rico.
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
U.S. Authorizations of our Non-U.S. Insurance Subsidiaries
The insurance laws of each state of the U.S. regulate or prohibit the sale of (re)insurance within their jurisdictions by (re)insurers that are not admitted to do business within such jurisdictions, or conduct business pursuant to exemptions. AXIS Specialty Europe is eligible to write surplus lines business in all 50 of the U.S., the District of Columbia and Puerto Rico. AXIS Managing Agency Ltd. is eligible to use Lloyd's of London licenses to (i) write surplus lines business in all 50 of the U.S., in the District of Columbia and in all U.S. territories, (ii) to write insurance business, except life insurance business, in the states of Illinois, Kentucky and in the U.S. Virgin Islands and (iii) to write non-life reinsurance business in all 50 of the U.S., the District of Columbia and in all U.S. territories, except for accident and health reinsurance in New York.
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

Ireland
On November 4, 2015, Ireland transposed the Solvency II Directive (Directive 2009/138/EC) as amended by the Omnibus II Directive (2014/51/EC) (together "the Solvency II Directive") into Irish Law effective January 1, 2016. This transposition took the form of secondary Irish legislation in the form of a Statutory Instrument, the European Communities (Insurance and Reinsurance) Regulations 2015, which together with the Solvency II Directive are collectively referred to herein as "Solvency II". Solvency II represents a consolidation and modernization of existing European Commission Solvency I (re)insurance regulation and supervision and includes a new harmonized European Union-wide risk based solvency and reporting regime for the (re)insurance sector. Solvency II covers three main areas: (i) the valuation of assets and liabilities and related solvency capital requirements; (ii) governance requirements including key functions of compliance, internal audit, actuarial and risk management; and (iii) new legal entity and European Union ("E.U.") group reporting and disclosure requirements including public disclosures. The new capital requirement must be computed using the Solvency II standard formula unless the Central Bank of Ireland ("CBI") has previously authorized a company to use its own internal model. Certain of our European legal entities are subject to Solvency II.
AXIS Specialty Europe
AXIS Specialty Europe is a European public limited liability company incorporated as a non-life insurer under the laws of Ireland. It is a Societas Europaea (SE), or European society company, and has been registered in accordance with company law of the E.U. As a SE company, AXIS Specialty Europe can more easily merge with companies in European member states and also transfer its domicile to other member states of the E.U. AXIS Specialty Europe is authorized and regulated by the CBI pursuant to the Insurance Acts 1909 to 2000, as amended, repealed or replaced, the Central Bank Acts 1942 – 2014, as amended, repealed or replaced and E.U. regulation relating to general insurance and statutory instruments made thereunder. AXIS Specialty Europe is authorized to conduct business in 16 non-life insurance classes throughout the E.U. and the European Economic Area ("EEA") which includes each of the member countries of the E.U. with the addition of Iceland, Liechtenstein and Norway. AXIS Specialty Europe may also write reinsurance business within the classes of insurance business for which it is authorized. Significant additional regulation and guidelines apply in relation to compliance with corporate governance requirements as well as fitness to perform assessments.
AXIS Specialty Europe is subject to Solvency II. In accordance with Solvency II, AXIS Specialty Europe is permitted to provide insurance services to clients located in any EEA member state ("Freedom of Services"), provided it has first notified the CBI and subject to compliance with any "general good requirements" as may be established by the applicable EEA Member State regulator. AXIS Specialty Europe has notified the CBI of its intention to provide insurance services on a Freedom of Services basis in all EEA countries.
Solvency II also permits AXIS Specialty Europe to carry on insurance business in any EEA Member State under the principle of "Freedom of Establishment."
AXIS Specialty Europe's U.K. branch transacts general insurance business in the U.K. The CBI remains responsible for the prudential supervision of the branch; however, the branch is subject to limited regulation by the U.K. Financial Conduct Authority ("FCA") and the Prudential Regulation Authority ("PRA"). Upon the U.K.'s withdrawal from the E.U. ("Brexit"), AXIS Specialty Europe expects to lose its Freedom of Establishment rights in the U.K. In order to maintain business continuity upon the exit of the U.K. from the E.U., AXIS Specialty Europe has submitted an application to the PRA for authorization of a third country branch in the U.K., which, if approved, would be regulated by the PRA and the FCA.

Effective January 1, 2019, the shares of Compagnie Belge d’Assurances Aviation NV/SA ("Aviabel") were transferred to AXIS Specialty Europe from AXIS Specialty Holdings Ireland Limited and Aviabel was merged into AXIS Specialty Europe by way of merger by absorption and dissolved without going into liquidation (the "Aviabel Merger").

In connection with the Aviabel Merger, AXIS Specialty Europe established two new branches in Belgium and the Netherlands. These new branches are subject to CBI prudential supervision and limited regulation by the National Bank of Belgium and the Dutch National Bank, respectively.
In October 2015, AXIS Specialty Europe's Australia branch, trading as AXIS Specialty Australia, ceased writing new and renewal business and completed a portfolio transfer of all the insurance policies, assets and liabilities with effect from February 13, 2017.

AXIS Specialty Europe has local regulatory permission to carry on insurance business in Jersey and has reinsurance permissions in India, China, Argentina, Mexico, Panama, Paraguay, Chile, Honduras, Ecuador, Colombia and Guatemala.
AXIS Re SE
AXIS Re SE is a European public limited liability company incorporated as a reinsurer under the laws of Ireland. AXIS Re SE is also a Societas Europaea (SE), or European society company, registered in accordance with the corporate law of the E.U. AXIS Re SE is authorized by the CBI as a composite reinsurer (non-life and life) in accordance with the Insurance Acts 1909 to 2000, as amended, repealed or replaced, the Central Bank Acts 1942 - 2014 as amended, repealed or replaced and E.U. regulation applicable to reinsurance and statutory instruments made thereunder. AXIS Re SE is authorized to transact reinsurance throughout the E.U. and the EEA and is subject to Solvency II. Significant additional regulation and guidelines apply to AXIS Re SE in relation to compliance with corporate governance requirements as well as performing assessments of fitness and probity.
AXIS Re SE's branch in Zurich, Switzerland trades as AXIS Re Europe and is registered in Zurich as AXIS Re SE, Dublin (Zurich branch). The CBI remains responsible for the prudential supervision of the branch. The Swiss Financial Market Supervisory Authority does not impose additional regulation upon a Swiss branch of an EEA reinsurer.
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
AXIS Specialty Holdings Ireland Limited
AXIS Specialty Holdings Ireland Limited is the limited liability holding company for AXIS Specialty Europe and AXIS Re SE, each incorporated under the laws of Ireland, Contessa Limited, a U.K. licensed insurance intermediary and AXIS Reinsurance (DIFC) Limited, a Dubai licensed insurance intermediary.
Effective January 1, 2019, AXIS Specialty Holdings Ireland Limited transferred the shares of Aviabel to AXIS Specialty Europe, described above under AXIS Specialty Europe as the Aviabel Merger.
AXIS Managing Agency Ltd. is eligible to use Lloyd's of London licenses to write insurance, except permanent health, and reinsurance business on a Freedom of Services basis in Ireland.
U.K. and Lloyd's of London
In the U.K., under the Financial Services and Markets Act 2000 ("FSMA"), no person may carry on a regulated activity unless authorized or exempt. Effecting or intermediating contracts of insurance or reinsurance are regulated activities requiring authorization. Effecting contracts of insurance requires authorization by the PRA and is regulated by the FCA. Intermediating contracts of insurance requires authorization by the FCA.
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
The FCA has a statutory strategic objective to ensure that relevant markets function well and have operational objectives to: protect consumers; protect financial markets; and promote competition. It makes rules covering how the firm must be managed and requirements relating to the firm’s systems and controls; how business must be conducted; and the firm’s arrangements to manage financial crime risk. The PRA and the FCA require regular and ad hoc reporting and monitor compliance with their respective rulebooks through a variety of means including the collection of data, industry reviews, and site visits. The directors and senior managers of AXIS Managing Agency Ltd. must be “approved persons” under FSMA making them directly and personally accountable for ensuring compliance with the requirements of the PRA and the FCA.
AXIS Managing Agency Ltd.
AXIS Managing Agency Ltd. is authorized and regulated by the PRA and regulated by the FCA to conduct insurance and reinsurance business and is a Lloyd's managing agent authorized by Lloyd's to manage AXIS Syndicate 1686, Syndicate 2007 and Special Purpose Arrangement 6129.
Effective January 1, 2019, Syndicate 2007 will no longer be accepting new business as we consolidate our Lloyd's business under Syndicate 1686.
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
AXIS Managing Agency Ltd. operates an underwriting division at Lloyd’s Insurance Company (China) Limited, a wholly owned subsidiary of the Corporation of Lloyd’s which allows it to underwrite reinsurance in China.
AXIS Corporate Capital UK Limited
Until December 31, 2018, AXIS Corporate Capital UK Limited was the sole (100%) corporate member of AXIS Syndicate 1686. Effective as of January 1, 2019, AXIS Corporate Capital UK Limited and Novae Corporate Underwriting Limited are the corporate members of AXIS Syndicate 1686, providing 70% and 30% capital support, respectively. AXIS Syndicate 1686 is managed by AXIS Managing Agency Ltd.
Novae Corporate Underwriting Limited
Following the acquisition of Novae Group Limited in October 2017, management of Syndicate 2007 was transferred from Novae Syndicates Limited to AXIS Managing Agency Ltd. on January 1, 2018. Novae Corporate Underwriting Limited is the sole corporate member of Syndicate 2007.
AXIS Underwriting Limited
AXIS Underwriting Limited, formerly known as Novae Underwriting Limited, is authorized and regulated by the FCA as an insurance intermediary and underwrites insurance on behalf of Syndicate 1686 at Lloyd’s.
Contessa Limited
Contessa Limited is authorized and regulated by the FCA as an insurance intermediary with offices in London and Belfast and underwrites insurance on behalf of AXIS Specialty Europe in the U.K and in Ireland.

AXIS Specialty UK Holdings Limited
AXIS Specialty UK Holdings Limited is a limited liability holding company for AXIS Managing Agency Ltd., AXIS Corporate Capital UK Limited and Novae Group Limited, incorporated under the laws of England and Wales.
Regulatory Impact due to Brexit
Insurance
AXIS Specialty Europe transacts direct insurance business in the EEA on a Freedom of Services basis and on a Freedom of Establishment basis through its branch in the U.K. Post Brexit, it is expected that AXIS Specialty Europe will lose its authorization to conduct business in the U.K. In order to ensure continuity of services, AXIS Specialty Europe is seeking authorization from the PRA to license its existing U.K. branch as a third-country branch in the U.K.
As an Ireland domiciled insurer authorized to transact insurance in the E.U., AXIS Specialty Europe will remain authorized to service customers within and outside of the EEA to the extent permitted by local law. Post Brexit, AXIS Specialty Europe’s customers based in the EEA will be serviced from AXIS Specialty Europe's head office in Dublin, Ireland or through either of AXIS Specialty Europe’s branches in Belgium or the Netherlands.
AXIS Managing Agency Ltd. transacts direct insurance business in the EEA on a Freedom of Services basis from the U.K. Post Brexit, it is expected that AXIS Managing Agency Ltd. will lose its authorization to conduct direct insurance business in the EEA under a Freedom of Services basis. However, AXIS Managing Agency Ltd. will remain able to access the EEA markets via Lloyd's Insurance Company S.A in Brussels (“Lloyd’s Brussels”) to ensure continuity of services in the EEA post Brexit. Lloyd's Brussels has been approved by the National Bank of Belgium and the Financial Services and Markets Authority with authorization to write non-life insurance risks throughout the EEA via Lloyd's existing distribution channels.
Reinsurance
AXIS Managing Agency Ltd. currently transacts worldwide reinsurance at Lloyd’s including in the EEA. It is expected that full equivalence under Solvency II will be granted by the European Commission to the U.K. as a result of the European Union (Withdrawal) Bill and the transposition of Solvency II into U.K law. In the unlikely event that full equivalence under Solvency II is not granted, AXIS Managing Agency Ltd. will remain able to conduct non-life facultative and proportional excess of loss reinsurance throughout the EEA via Lloyd's Brussels.
AXIS Re SE currently transacts reinsurance business in the EEA and the U.K. Pursuant to the European Union (Withdrawal) Bill and the transposition of Solvency II into U.K law, we anticipate that the PRA will grant full equivalence under Solvency II to EEA supervised reinsurers, including AXIS Re SE, allowing AXIS Re SE to continue its operations without disruption post Brexit.
In the unlikely event that full equivalence under Solvency II is not granted to the U.K., AXIS Capital will continue its reinsurance operations through its entities authorized to conduct reinsurance in the EEA and in the U.K.
Switzerland
AXIS Re SE conducts reinsurance business from its branch, AXIS Re Europe, in Zurich, Switzerland, subject to the supervision of the CBI.
AXIS Managing Agency Ltd. is eligible to use Lloyd's licenses to write all classes of insurance business, except life, sickness and legal expenses and is authorized to write all classes of reinsurance business in Switzerland.
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
AXIS Managing Agency Ltd. is eligible to use Lloyd's licenses to write insurance from Singapore with the exception of certain compulsory classes and life business. Singaporean business may also be written from outside of Singapore in certain circumstances where it is placed with a Singapore intermediary licensed by the MAS to place business at Lloyd's or by dealing directly with the insured.
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
AXIS Managing Agency Ltd. is eligible to use Lloyd's licenses subject to the laws and regulations of each of the provinces and territories in which it is licensed, to write insurance in or from Canada, with the following exceptions: hail insurance in respect of crop in the province of Quebec; home warranty insurance in the province of British Columbia; life insurance; credit protection insurance; title insurance; surety; and mortgage default insurance. AXIS Syndicate, through Lloyd's, is authorized to write reinsurance in or from Canada subject to certain restrictions relating to life reinsurance.
Belgium
Through December 31, 2018, Aviabel was authorized to conduct general property and casualty insurance and maintained its registered office in Brussels, Belgium. Aviabel was regulated by the National Bank of Belgium pursuant to the Belgian Act of 2016 and was subject to Solvency II. Aviabel also exercised certain insurance activities through its branch registered in the Netherlands and had a captive subsidiary in Luxembourg, Aviabel RE S.A.
Through 2018, Aviabel was permitted to provide insurance across the EEA on a cross-border basis and had reinsurance permissions in Argentina, Chile, Colombia, Ecuador, Guatemala, Honduras, Mexico, Panama, Paraguay, Peru, Venezuela, India, China and South Korea.
As a result of the Aviabel Merger, described above under "AXIS Specialty Europe", the insurance and reinsurance portfolio of Aviabel was transferred to AXIS Specialty Europe, a process overseen and coordinated by the National Bank of Belgium in cooperation with other European regulators.
AXIS Managing Agency Ltd. is eligible to use Lloyd's licenses to write insurance (except permanent health) and reinsurance business on a Freedom of Establishment basis in Belgium.
AXIS Specialty Europe has permission to write insurance and reinsurance on a Freedom of Services basis in Belgium.
AXIS Re SE has permission to write reinsurance on a Freedom of Services basis in Belgium.
Luxembourg
Aviabel Re S.A. is a captive reinsurance company in Luxembourg and is authorized by the Commissariat aux Assurances. Aviabel Re S.A. was a wholly owned subsidiary of Aviabel until 1 October 2018, when ownership was transferred to AXIS Specialty Holdings Ireland Limited.
AXIS Specialty Europe has permission to write insurance and reinsurance on a Freedom of Services basis in Luxembourg.
AXIS Re SE has permission to write reinsurance on a Freedom of Services basis in Luxembourg.
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

AXIS Managing Agency Ltd. is eligible to use Lloyd's licenses to write reinsurance in or from Dubai with certain exceptions.
Non-Admitted (Re)Insurance
The AXIS Capital (re)insurance companies also (re)insure risks in many countries, including the above countries, pursuant to regulatory permissions and exemptions available to non-admitted (re)insurers.
AXIS Managing Agency Ltd. is eligible to use Lloyd's licenses to write insurance and reinsurance business where Lloyd's has authorized status or pursuant to regulatory exemptions available to non-admitted (re)insurers.

Employees
As of February 20, 2019 we had approximately 1,567 employees. We believe that relations with our employees are excellent. We aim to attract and retain the top talent in the industry and to motivate our employees to make decisions that are in the best interest of both our clients and shareholders. We nurture an ethical, risk-aware, achievement-oriented culture that promotes professionalism, responsibility, integrity, discipline and entrepreneurship.

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
The (re)insurance industry is highly competitive. We compete on an international and regional basis with major U.S., Bermuda, European and other international (re)insurers and underwriting syndicates, including Lloyd's, some of which have greater financial, marketing and management resources than we do. We also compete with new companies that continue to be formed to enter the (re)insurance markets. In addition, capital market participants have created alternative products that are intended to compete with reinsurance products. New and alternative capital inflows in the (re)insurance industry and the retention by cedants of more business have caused an excess supply of (re)insurance capital. There has been a large amount of merger and acquisition activity in the (re)insurance sector in recent years which may continue and we may experience increased competition as a result of that consolidation with consolidated entities having enhanced market power. Increased competition could result in fewer submissions, lower premium rates, less favorable policy terms and conditions and greater costs of customer acquisition and retention. In addition, if industry pricing does not meet our hurdle rate, we may reduce our future underwriting activities. These factors could have a material adverse effect on our growth and profitability.

Global economic conditions could materially and adversely affect our business, results of operations and financial condition.

Worldwide financial markets can be volatile. In 2008 and 2009, for example, there was volatility and disruption including, among other things, dislocation in the mortgage and asset-backed securities markets, deleveraging and decreased liquidity generally, widening of credit spreads, bankruptcies and government intervention in a number of large financial institutions. These events resulted in extraordinary responses by governments worldwide, including the enactment of the Emergency Economic Stabilization Act of 2008 and the U.S. Recovery and Reinvestment Act in 2009 and Dodd Frank. Uncertainty and market turmoil has affected and may in the future affect, among other aspects of our business, the demand for and claims made under our products, the ability of customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance and portfolio. We also provide coverage to the mortgage industry through insurance and reinsurance of mortgage insurance companies and U.S. Government Sponsored Entity credit risk sharing transactions, and deteriorating economic conditions could cause our mortgage insurance losses to increase and adversely affect our results of operations and financial condition.

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

The current U.S. administration has called for comprehensive regulatory reform and questioned certain existing legislation, including the Affordable Care Act and Dodd Frank. It is uncertain how any such reform could affect our business. Governmental action and legislation resulting from the U.S. administration, including the recently enacted U.S. tax reform commonly referred to as the 2017 Tax Cuts and Jobs Act ("U.S. Tax Reform") as well as political debate, conflicts and compromises related to such actions, may impact the financial markets and consumer confidence and spending or adversely impact the U.S. economy (refer to 'Changes in U.S. federal income tax law could materially adversely affect us' below).

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

Increases in the values and concentrations of insured property, particularly along coastal regions and increases in the cost of construction materials required to rebuild affected properties, may increase the impact of these occurrences on us in the future. Changes in global climate conditions may further increase the frequency and severity of catastrophe activity and losses in the future. Similarly, changes in global political and economic conditions may increase both the frequency and severity of man-made catastrophe events in the future. Examples of the impact of catastrophe events include our recognition of the net losses and loss expenses of:

•	$430M in aggregate, primarily related to Hurricanes Michael and Florence, the California Wildfires, and Typhoon Jebi in 2018;

•	$835 million, in aggregate, primarily related to U.S. weather-related events, Hurricanes Harvey, Irma and Maria, Mexico earthquakes and California wildfires in 2017;

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
We attempt to mitigate the risk of financial exposure from climate change through our underwriting risk management practices. This includes sensitivity to geographic concentrations of risks, the purchase of protective reinsurance and selective underwriting criteria which can include, but is not limited to, higher premiums and deductibles and more specifically excluded policy risks. However, due to lack of scientific certainty about the causes of increased frequency and severity of catastrophes and the lack of adequate predictive tools, a continuation and worsening of recent trends may have a material impact on our results of operations and/or financial condition.
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
While we believe that our loss reserves at December 31, 2018 are adequate, new information, events or circumstances, unknown at the original valuation date, may lead to future developments in our ultimate losses being significantly greater or less than the reserves currently provided. The actual final cost of settling claims outstanding at December 31, 2018 as well as claims expected to arise from the unexpired period of risk is uncertain. There are many other factors that would cause our reserves to increase or decrease, which include, but are not limited to, changes in claim severity, changes in the expected level of reported claims, judicial action changing the scope and/or liability of coverage, changes in the legislative, regulatory, social and economic environment and unexpected changes in loss inflation.

Our operating history, which includes periods of rapid growth, means that our loss reserve estimates, particularly on the longer tailed classes of business, may place more reliance on industry benchmarks than might be the case for companies with longer operating histories; as a result, the potential for volatility in our estimated loss reserves may be more pronounced than for more established companies. When establishing our single point best estimate of loss reserves at December 31, 2018, our management considered actuarial estimates and applied informed judgment regarding qualitative factors that may not be fully captured in actuarial estimates. Such factors included, but were not limited to: the timing of the emergence of claims, volume and complexity of claims, social and judicial trends, potential severity of individual claims and the extent of internal historical loss data versus industry information.
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
As industry practices and legal, judicial, social, political, technological and other environmental conditions change, unexpected issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the frequency and/or severity of claims. For example, the last global financial crisis resulted in a higher level of claim activity on professional lines (re)insurance business. In some instances, these changes may not become apparent until sometime after we have issued the insurance or reinsurance contracts that are affected by the changes. In addition, our actual losses may vary materially from our current estimate of the loss based on a number of factors (refer to ‘If actual claims exceed our loss reserves, our financial results could be adversely affected’ above). As a result, the full extent of liability under an insurance or reinsurance contract may not be known for many years after such contract is issued and a loss occurs.

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
Our fixed maturities, which represent 87% of our total investments and 76% of total cash and investments at December 31, 2018, may be adversely impacted by changes in interest rates. Increases in interest rates could cause the fair value of our investment portfolio to decrease, resulting in a lower book value (refer to Item 7A 'Quantitative and Qualitative Disclosure About Market Risk' for a related sensitivity analysis) and capital resources. In addition, a lower interest rate environment can result in reductions in our investment yield as new funds and proceeds from sales and maturities of fixed income securities are reinvested at lower rates. This reduces our overall future profitability. Interest rates are highly sensitive to many factors, including governmental and central bank monetary policies, inflation, domestic and international economic and political conditions and other factors beyond our control.
Regulators and law-enforcement agencies from a number of governments, including entities in the United States, Japan, Canada and the United Kingdom, have been conducting civil and criminal investigations into whether the banks that contributed to the British Bankers’ Association (the BBA), in connection with the calculation of daily London Interbank Overnight Offering Rate (LIBOR) may have underreported or otherwise manipulated or attempted to manipulate LIBOR. Several financial institutions have reached settlements with the U.S. Commodity Futures Trading Commission, the U.S. Department of Justice Fraud Section and the U.K. Financial Conduct Authority in connection with investigations by such authorities into submissions made by such financial institutions to the bodies that set LIBOR and other interbank offered rates. In such settlements, such financial institutions admitted to submitting rates to the BBA that were lower than the actual rates at which such financial institutions could borrow funds from other banks. Additional investigations remain ongoing with respect to other major banks and no assurance can be made that there will not be further admissions or findings of rate setting manipulation or that improper manipulation of LIBOR or other similar inter-bank lending rates will not occur in the future.

Based on a review conducted by the UK Financial Conduct Authority (FCA), and a consultation conducted by the European Commission, proposals have been made for governance and institutional reform, regulation, technical changes and contingency planning. In addition, pursuant to authorization from the FCA, ICE Benchmark Administration Limited (formerly NYSE Euronext Rate Administration Limited) (the IBA) took over the administration of LIBOR from the BBA on February 1, 2014. Any new administrator of LIBOR may make methodological changes to the way in which LIBOR is calculated or may alter, discontinue or suspend calculation or dissemination of LIBOR.
In addition, on July 27, 2017, the FCA announced its intention to cease sustaining LIBOR after 2021. The FCA has statutory powers to require panel banks to contribute to LIBOR where necessary. The FCA has decided not to ask, or to require, that panel banks continue to submit contributions to LIBOR beyond the end of 2021. The FCA has indicated that it expects that the current panel banks will voluntarily sustain LIBOR until the end of 2021. The FCA’s intention is that after 2021, it will no longer be necessary for the FCA to ask, or to require, banks to submit contributions to LIBOR. The FCA does not intend to sustain LIBOR through using its influence or legal powers beyond that date. It is possible that the IBA and the panel banks could continue to produce LIBOR on the current basis after 2021, if they are willing and able to do so, but we cannot make assurances that LIBOR will survive in its current form, or at all.
Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the trading market for LIBOR-based securities, including those held in our investment portfolio. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities and the value of our investment portfolio.
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

Our operations, like those of other insurer and reinsurers, are susceptible to the effects of inflation because premiums are established before the ultimate amounts of losses and loss adjustment expense are known. Although we consider the potential effects of inflation when setting premium rates, our premiums may not fully offset the effects of inflation and essentially result in our underpricing the risks we insure and reinsure. Our reserve for losses and loss adjustment expenses includes assumptions about future payments for settlement of claims and claims-handling expenses, such as the value of replacing property and associated labor costs for the property business we write and litigation costs. To the extent inflation causes costs to increase above reserves established for claims, we will be required to increase our loss reserves with a corresponding reduction in our net income in the period in which the deficiency is identified, which may have a material adverse effect on our financial condition or results of operations. Unanticipated higher inflation could also lead to higher interest rates, which would negatively impact the value of our fixed income securities and potentially other investments.
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
Also, a reinsurer’s insolvency, or inability or refusal to make payments under the terms of its reinsurance agreement with us, could have a material adverse effect on our business because we remain liable to the insured. We face counterparty risk whenever we purchase reinsurance or retrocessional reinsurance. Consequently, the insolvency, inability or unwillingness of any of our present or future reinsurers to make timely payments to us under the terms of our reinsurance or retrocessional agreements could have an adverse effect on our financial condition or results of operations.
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
We do not always separately evaluate each of the individual risks assumed under reinsurance treaties, which is common among reinsurers. Therefore, we are largely dependent on the original underwriting decisions made by ceding companies. We are subject to the risk that the ceding companies may not have adequately evaluated the risks to be reinsured and that the premiums ceded may not adequately compensate us for the risks we assume. We also have exposure to a range of risks in connection with alternative capital arrangements.
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
Like other global companies, we may be regularly the target of attempted cyber and other security threats and must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of threats to our data and systems. Over time, and particularly recently, the sophistication of these threats continues to increase. While administrative and technical controls, along with other preventive actions, reduce the risk of cyber incidents and protect our information technology, they may be insufficient to thwart cyber attacks and/or prevent other security breaches to our systems.
To the extent any disruption or security breach results in a loss or damage to our data, or inappropriate disclosure of our confidential information or that of others, it could impact our operations, cause significant damage to our reputation, affect our relationships with our customers and clients, lead to claims against us under various data privacy laws, result in regulatory action and ultimately have a material adverse effect on our business or operations. In addition, we may be required to incur significant costs to mitigate the damage caused by any security breach, to address any interruptions in our business, or to protect against future damage.
We also operate in a number of jurisdictions with strict data privacy and other related laws, which could be violated in the event of a significant cybersecurity incident, or by personnel. Failure to comply with these obligations can give rise to monetary fines and other penalties which could be significant.

Compliance with laws and regulations governing the processing of personal data and information may impede our services or result in increased costs. Failure to comply with such data privacy laws and regulations could result in material fines or penalties imposed by data protection or financial services conduct regulators and/or awards of civil damages and any data breach may have a material adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences.

Our business relies on the processing of data in many jurisdictions and the movement of data across national borders. The collection, storage, handling, disclosure, use, transfer and security of personal information that occurs in connection with our business is subject to federal, state and foreign data privacy laws. These legal requirements are not uniform and continue to evolve, and regulatory scrutiny in this area is increasing around the world. In many cases, these laws apply not only to third-party transactions, but also to transfers of information among the Company and its subsidiaries. Privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements.

The General Data Privacy Regulation ("GDPR") came into force throughout the E.U. in May 2018 and has extra-territorial effect. It requires all companies processing data of E.U. citizens to comply with the GDPR, regardless of the company’s location; it also imposes obligations on EU companies processing data of non-E.U. citizens. The GDPR imposes new requirements regarding the processing of personal data, and confers new rights on data subjects including the "right to be forgotten" and the right to "portability" of personal data.

Compliance with the enhanced obligations imposed by the GDPR requires investment in appropriate technical or organizational measures to safeguard the rights and freedoms of data subjects, may result in significant costs to our business and may require us to amend certain of our business practices. Enforcement actions, investigations and the imposition of substantial fines and penalties by regulatory authorities as a result of data security incidents and privacy violations have increased dramatically during 2018. The enactment of more restrictive laws, rules, regulations, or future enforcement actions or investigations could impact us through increased costs or restrictions on our business, and noncompliance could result in regulatory penalties and significant legal liability.

In addition, unauthorized disclosure or transfer of sensitive or confidential client or Company data, whether through systems failure, employee negligence, fraud or misappropriation, by the Company or other parties with whom we do business, could subject us to significant litigation, monetary damages, regulatory enforcement actions, fines and criminal prosecution in one or more jurisdictions. Such events could also result in negative publicity and damage to our reputation and cause us to lose business, which could therefore have a material adverse effect on our results of operations.
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

The exit of the U.K. from the E.U. could adversely affect us.

On June 23, 2016, the U.K. voted to exit the E.U. ("Brexit") and in March 2017, the U.K. government gave official notice of its intention to leave the E.U., commencing the period of up to two years during which the U.K. and the E.U. would negotiate the terms of the U.K.’s withdrawal from the E.U. The effects of Brexit will depend on the outcome of the negotiations regarding the “withdrawal agreement” and the future trading relationship to be agreed between the E.U.
and the U.K. The U.K. is due to exit the E.U. in March 2019.

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
Our (re)insurance subsidiaries conduct business globally and we are subject to varying degrees of regulation and supervision from these jurisdictions. Additionally, as a result of the Novae acquisition, our presence at Lloyd's has substantially increased. Lloyd's has supervisory powers that pose unique regulatory risks. The laws and regulations of the jurisdictions and markets, including Lloyd's in which our (re)insurance subsidiaries are domiciled or operate require, among other things, that our subsidiaries maintain minimum levels of statutory capital and liquidity, meet solvency standards, participate in guaranty funds and submit to periodic examinations of their financial condition and compliance with underwriting and other regulations. These laws and regulations also limit or restrict payments of dividends and reductions in capital. Statutes, regulations and policies may also restrict the ability of these subsidiaries to write (re)insurance contracts, to make certain investments and to distribute funds. The purpose of insurance laws and regulations generally is to protect insureds and ceding insurance companies, not our shareholders. We may not be able to comply fully with, or obtain appropriate exemptions from, these statutes and regulations. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we conduct business and could subject us to fines and other sanctions. In addition, changes in the laws or regulations to which our (re)insurance subsidiaries are subject or in the interpretation thereof by enforcement or regulatory agencies could have an adverse effect on our business.
Potential government intervention in our industry as a result of recent events and instability in the marketplace for insurance products could hinder our flexibility and negatively affect the business opportunities that may be available to us in the market.
Government intervention and the possibility of future government intervention have created uncertainty in the (re)insurance markets. Government and regulators are generally concerned with having (re)insurers with high solvency ratios and localized capital to ensure the protection of policyholders to the possible detriment of other constituents, including shareholders of (re)insurers. An example of such intervention was the December 2007 extension of the material provisions of TRIA for an additional seven years to December 31, 2014 and expansion of coverage to include domestic acts of terrorism. TRIA expired at the end of 2014 but was reauthorized, with some adjustments to its provisions, in January 2015 for six years through December 31, 2020.
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

Certain of our European legal entities are subject to local laws that implement the Solvency II Directive. Solvency II covers three main areas: (i) the valuation of assets and liabilities on a Solvency II economic basis and risk based solvency and capital requirements; (ii) governance requirements including key function of compliance, internal audit, actuarial and risk management; and (iii) new supervisory legal entity and group reporting and disclosure requirements including public disclosures. The BMA is fully "equivalent" under the Solvency II Directive for Bermuda's commercial insurance sector, including Class 4 insurers.
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
We market our (re)insurance worldwide primarily through (re)insurance brokers and derive a significant portion of our business from a limited number of brokers. Marsh & McLennan Companies, Inc., including its subsidiary Guy Carpenter & Company, Inc., Aon plc and Willis Towers Watson PLC, provided a total of 43% of our gross premiums written during 2018. Our relationships with these brokers are based on the quality of our underwriting and claim services, as well as our financial strength ratings. Any deterioration in these factors could result in the brokers advising our clients to place their business with other (re)insurers. In addition, these brokers also have, or may in the future acquire, ownership interests in insurance and reinsurance companies that may compete with us and these brokers may favor their own (re)insurers over other companies. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.
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
We could be adversely affected by the loss of one or more key executives or by an inability to attract and retain qualified personnel or by the inability of an executive to obtain a Bermuda work permit.
Our success depends on our ability to retain the services of our existing key executives and to attract and retain additional qualified personnel in the future. The loss of the services of any of our key executives or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct our business. Changes in local employment legislation, taxation and the approach of regulatory bodies to compensation practice within our operating jurisdictions may impact our ability to recruit and retain qualified personnel or the cost to us of doing so. There can be no assurance that we will be successful in identifying, hiring or retaining successors on terms acceptable to us.
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
The Insurance Act in Bermuda requires that any person acquiring or disposing of a direct or indirect holding in a Bermuda registered (re)insurance company (such as AXIS Specialty Bermuda) that represents 10% or more of the voting power at a shareholders’ meeting of such registered insurer or its parent company, or any person who is able to exercise significant influence over the management of the registered insurer or its parent company by virtue of its shareholding or its entitlement to exercise, or control the exercise of, the voting power at any shareholders’ meeting, or any person who has increased or decreased that holding to specified levels, must notify the Bermuda Monetary Authority of such acquisition or disposal within 45 days. The Insurance Act also requires that a Bermuda registered (re)insurance company that becomes aware of any acquisitions or disposals of its or its parent company’s shares involving the specified levels must notify the Bermuda Monetary Authority of such acquisition or disposal within 45 days. The specified levels are direct or indirect shareholdings of 10%, 20%, 33% and 50% of such Bermuda registered (re)insurance company. The Bermuda Monetary Authority may object to any person who has become a shareholder at a specified level where it appears that such person is not, or is no longer, a fit and proper person to be a shareholder of the Bermuda registered (re)insurance company.

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
The U.K. Prudential Regulation Authority ("PRA") and the U.K. Financial Conduct Authority ("FCA") regulate the acquisition of "control" of any U.K. Insurance companies and Lloyd's managing agents which are authorized under the Financial Services and Markets Act 2000 ("FSMA"). Any legal entity or individual that (together with any person with whom it or he is "acting in concert") directly or indirectly acquires 10% or more of the shares in a U.K. authorized insurance company or Lloyd's managing agent, or their parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance company or Lloyd's managing agent or their parent company, would be considered to have acquired "control" for the purposes of the relevant legislation, as would a person who had significant influence over the management of such authorized insurance company or their parent company by virtue of his shareholding or voting power in either. A purchase of 10% or more of the ordinary shares of the Company would therefore be considered to have acquired "control" of AXIS Managing Agency Limited and Novae Syndicates Limited. Under FSMA, any person proposing to acquire "control" over a U.K. authorized insurance company must give prior notification to the PRA of his intention to do so. The PRA, which will consult with the FCA, would then have 60 working days to consider that person's application to acquire "control" (although this 60 working day period can be extended by up to 30 additional working days in certain circumstances where the regulators have questions relating to the application). Failure to make the relevant prior application could result in action being taken against AXIS Managing Agency Limited or Novae Syndicates Limited by the PRA. A person who is already deemed to have "control" will require prior approval of the PRA if such person increases their level of "control" beyond certain percentages. These percentages are 20%, 30% and 50%. Similar requirements apply in relation to the acquisition of control of a U.K. authorized person which is an insurance intermediary (such as AXIS Underwriting Limited or Contessa Limited) except that the approval must be obtained from the FCA rather than the PRA and the threshold triggering the requirement for prior approval is 20% of the shares or voting power in the insurance intermediary or its parent company. The approval of the Council of Lloyd's is also required in relation to the change of control of a Lloyd's managing agent or member. Broadly, Lloyd's applies the same tests in relation to control as are set out in FSMA (see above) and in practice coordinates its approval process with that of the PRA.
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

We intend to manage our business so that each of our non-U.S. companies, apart from our Lloyd's operations with U.S. effectively connected income, will operate in such a manner that none of these companies should be subject to U.S. tax (other than U.S. excise tax on (re)insurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on some types of U.S. source investment income), because none of these companies should be treated as engaged in a trade or business within the U.S. However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the U.S., we cannot be certain that the U.S. Internal Revenue Service will not contend successfully that any of our non-U.S. companies is/are engaged in a trade or business in the U.S. If any of our non-U.S. companies were considered to be engaged in a trade or business in the U.S., it could be subject to U.S. corporate income and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. business. If this were to be the case, our results of operations could be materially adversely affected.
Our non-U.K. companies may be subject to U.K. tax that may have a material adverse effect on our results of operations.

We intend to operate in such a manner so that none of our non-U.K. companies are resident in the U.K. for tax purposes and that none of our non-U.K. resident companies, other than AXIS Specialty Europe and AXIS Specialty U.S. Services, Inc., should have a permanent establishment in the U.K. Accordingly, we expect that none of our non-U.K. resident companies, other than AXIS Specialty Europe and AXIS Specialty U.S. Services, Inc., should be subject to U.K. tax. Nevertheless, because neither case law nor U.K. statutes conclusively define the activities that constitute trading in the U.K. through a permanent establishment, the U.K. tax authority might contend successfully that any of our non-U.K. companies, in addition to AXIS Specialty Europe and AXIS Specialty U.S. Services, Inc., is/are trading in the U.K. through a permanent establishment in the U.K. and therefore subject to U.K. tax.
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
If any of our non-U.K. resident companies were treated as being resident in the U.K. for U.K. corporation tax purposes, or if any of our non-U.K. companies, other than AXIS Specialty Europe or AXIS Specialty U.S. Services, Inc., were to be treated as carrying on a trade in the U.K., whether or not through a permanent establishment, our results of operations could be materially adversely affected.
The U.K. diverted profits tax ("DPT") is separate from U.K. corporation tax and is charged at a higher rate. It is an anti-avoidance measure aimed at protecting the U.K. tax base against the artificial diversion of profits that are being earned by activities carried out in the U.K. but which are not otherwise being taxed in the U.K., in particular as a result of arrangements between companies in the same multinational group. The U.K. network of double tax treaties does not offer protection from a DPT charge. In the event that the rules apply to certain arrangements, upfront payment of the U.K. tax authority’s estimate of the deemed tax liability may be required. If any of our non-U.K. companies is liable to DPT, this could have a material adverse effect on our results.

Our U.K. operations may be affected by future changes in U.K. tax law.

AXIS Specialty Europe, AXIS Specialty U.S. Services, Inc. and our U.K. resident companies should be treated as taxable in the U.K. Any change in the basis or rate of U.K. corporation tax could materially adversely affect the operations of these companies.
Our U.K. operations may be adversely affected by a transfer pricing adjustment in computing U.K. taxable profits.
Any arrangements between our U.K. resident companies, AXIS Specialty Europe or AXIS Specialty U.S. Services, Inc., and other members of the group are subject to the U.K. transfer pricing regime. Consequently, if any arrangement (including any reinsurance or financing arrangements) between such U.K. tax paying company and any of our other companies is found not to be on arm’s length terms and as a result a U.K. tax advantage is being obtained, an adjustment will be required to compute U.K. taxable profits as if such arrangement were on arm’s length terms. Any transfer pricing adjustment could adversely impact the tax charge suffered by the relevant U.K. tax paying company.
With effect from January 1, 2016, the U.K. has implemented country by country reporting ("CBCR") whereby multinational groups are required to report details of their operations and intra-group transactions in each jurisdiction. It is possible that our approach to transfer pricing may become subject to greater scrutiny from the tax authorities in the jurisdictions in which we operate, which may lead to transfer pricing audits in the future.
In April 2016, the E.U. issued proposals to require all E.U. entities (including branches) to publish their CBCR reports. The proposals, if implemented, are likely to cause increased audit activity from E.U. tax authorities. U.K. legislation has been enacted giving power to introduce regulations requiring public disclosure of U.K. CBCR reports, although this power has not yet been exercised.
Our non-Irish companies may be subject to Irish tax that may have a material adverse effect on our results of operations.

We intend to operate our non-Irish resident companies in such a manner so that none of our non-Irish resident companies should be resident in Ireland for tax purposes and that they should not be treated as carrying on a trade through a branch or agency in Ireland.
Accordingly, we expect that none of our non-Irish resident companies should be subject to Irish corporation tax. Nevertheless, since the determination as to whether a company is resident in Ireland is a question of fact to be determined based on a number of different factors and since neither case law nor Irish legislation conclusively defines the activities that constitute trading in Ireland through a branch or agency, the Irish Revenue Commissioners might contend successfully that any of our non-Irish companies is resident in or otherwise trading through a branch or agency in Ireland and therefore subject to Irish corporation tax. If this were the case, our results of operations could be materially adversely affected.
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

Changes in U.S. federal income tax law could materially adversely affect us.

The recently enacted U.S. Tax Reform included certain provisions that were intended to eliminate some perceived tax advantages of companies (including (re)insurance companies) that have legal domiciles outside the U.S., but have certain U.S. connections, will significantly alter existing U.S. federal domestic and international income tax law. Among other things, the U.S. Tax Reform reduced the U.S. corporate tax rate, made extensive changes to the international tax system, eliminated the corporate alternative minimum tax system, modified the loss reserve discounting methodology, and changed the proration percentage on tax-favored investments. Furthermore, under the U.S. Tax Reform, certain U.S. corporations that make deductible payments, including reinsurance premiums, to foreign affiliates in excess of certain amounts will now be required to pay a base erosion minimum tax. Currently, there are only proposed regulations regarding the application of the base erosion minimum tax; and new regulations or pronouncements interpreting or clarifying U.S. federal income tax laws relating to (re)insurance companies may be forthcoming. We cannot be certain if, when, or in what form, such regulations or pronouncements may be provided, and whether such guidance will have a retroactive effect.

Changes in tax laws resulting from the recommendations of the Organization for Economic Corporation and Development ("OECD") could materially adversely affect us.

The OECD has launched a global initiative among member and non-member countries on measures to limit harmful tax competition, known as the "Base Erosion and Profit Shifting" ("BEPS") project and, in 2015, published reports containing a suite of recommended actions. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world, including expanding the definition of permanent establishment and updating the rules for attributing profits to permanent establishments, tightening transfer pricing rules to ensure that outcomes are in line with value creation, neutralizing the effect of hybrid financial instruments and limiting the deductibility of interest costs for tax purposes and preventing double tax treaty abuse. We expect many countries to change their tax laws in response to the BEPS project, and several countries have already changed or proposed changes to their tax laws. Changes to tax laws and additional reporting requirements could increase the tax burden and the complexity and cost of tax compliance.

Legislation enacted in Bermuda in response to the European Union’s review of harmful tax competition could adversely affect our operations and financial condition.

During 2017, the European Union ("EU") Economic and Financial Affairs Council ("ECOFIN") released a list of non-cooperative jurisdictions for tax purposes. The stated aim of this list, and accompanying report, was to promote good governance worldwide in order to maximize efforts to prevent tax fraud and tax evasion. Bermuda was not on the list of non-cooperative jurisdictions, but did feature in the report (along with approximately 40 other jurisdictions) as having committed to address concerns relating to economic substance by December 31, 2018. In accordance with that commitment, Bermuda has enacted legislation that requires certain entities in Bermuda engaged in "relevant activities" to maintain a substantial economic presence in Bermuda and to satisfy economic substance requirements. The list of "relevant activities" includes carrying on as a business any one or more of: banking, insurance, fund management, financing, leasing, headquarters, shipping, distribution and service center, intellectual property and holding entities. Any entity that must satisfy economic substance requirements but fails to do so could face automatic disclosure to competent authorities in the EU of the information filed by the entity with the Bermuda Registrar of Companies in connection with the economic substance requirements and may also face financial penalties, restriction or regulation of its business activities and/or may be struck off as a registered entity in Bermuda.

At present, the impact of these new economic substance requirements is unclear, and it is not possible to accurately predict the effect of these requirements on us and our business. The requirements may increase the complexity and costs of carrying on our business and could adversely affect our operations and financial condition.

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

There has been significant volatility in the market for equity securities in recent years. During 2018, 2017, and 2016 the price of our common shares fluctuated from a low of $47.43 to a high of $60.69, a low of $49.42 to a high of $71.06 and a low of $51.01 to a high of $66.23, respectively. The price of our common shares may not remain at or exceed current levels. The following factors, in addition to those described in other risk factors above, may have an impact on the market price of our common stock:

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

At December 31, 2018, the Company has no outstanding, unresolved comments from the SEC staff.

ITEM 2.	PROPERTIES

We maintain office facilities in Bermuda, the U.S., Europe, Canada, Singapore, Latin America and the Middle East. We own the property in which our office is located in Dublin, Ireland, and we lease office space in the other countries. We renew and enter into new leases in the ordinary course of business as required. Our global headquarters is located at 92 Pitts Bay Road, AXIS House, Pembroke HM 08, Bermuda. We believe that our office space is sufficient for us to conduct our operations for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company is subject to routine legal proceedings, including arbitrations, arising in the ordinary course of business. These legal proceedings generally relate to claims asserted by or against the Company in the ordinary course of insurance or reinsurance operations. Estimated amounts payable related to these proceedings are included in the reserve for losses and loss expenses in the Company's consolidated balance sheets.
The Company is not party to any material legal proceedings arising outside the ordinary course of business.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed on the New York Stock Exchange under the symbol "AXS".
On February 20, 2019, the number of holders of record of our common shares was 17. This figure does not represent the actual number of beneficial owners of our common shares because shares are frequently held in "street name" by securities dealers and others for the benefit of beneficial owners who may vote the shares.
We have a history of paying quarterly cash dividends. While we expect to continue paying comparable cash dividends in the foreseeable future, the declaration and payment of future dividends will be at the discretion of our Board of Directors and will depend upon many factors, including our net income, financial condition, business needs, capital and surplus requirements of our operating subsidiaries and regulatory and contractual restrictions, including those set forth in our credit facilities. Refer to Item 7 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources' for additional information regarding our liquidity and capital resources.
Issuer Purchases of Equity Securities
Common Shares
Information regarding the number of common shares we repurchased in the quarter ended December 31, 2018 is shown in the following table:

Period	Total number of shares purchased(a) (b)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(b)
October 1-31, 2018	17	$57.45	—	—
November 1-30, 2018	4	$52.54	—	—
December 1-31, 2018	3	$54.93	—	—
Total	24		—	—

(a)	In thousands.

(b)	Shares are repurchased from employees to satisfy withholding tax liabilities that arise upon the vesting of restricted stock units.

ITEM 6.	SELECTED FINANCIAL DATA

The following table shows selected consolidated financial information for the last five years. This data should be read in conjunction with Item 7 'Management’s Discussion and Analysis of Financial Condition and Results of Operations' and Item 8 'Consolidated Financial Statements and the accompanying notes'.

	At and for the year ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
Selected Statement of Operations Data:
Gross premiums written	$6,910,065	$5,556,273	$4,970,208	$4,603,730	$4,711,519
Net premiums earned	4,791,495	4,148,760	3,705,625	3,686,417	3,870,999
Net investment income	438,507	400,805	353,335	305,336	342,766
Net investment gains (losses)	(150,218)	28,226	(60,525)	(138,491)	132,108
Net losses and loss expenses	3,190,287	3,287,772	2,204,197	2,176,199	2,186,722
Acquisition costs	968,835	823,591	746,876	718,112	737,197
General and administrative expenses	627,389	579,428	602,717	596,821	621,876
Interest expense and financing costs	67,432	54,811	51,360	50,963	74,695
Preferred share dividends	42,625	46,810	46,597	40,069	40,088
Net income (loss) available (attributable) to common shareholders(1) (2) (3) (4) (5)	$396	$(415,779)	$465,462	$601,562	$770,657

Per Common Share Data:
Earnings (loss) per common share	$—	$(4.94)	$5.13	$6.10	$7.38
Earnings (loss) per diluted common share	—	(4.94)	5.08	6.04	7.29
Cash dividends declared per common share	$1.57	$1.53	$1.43	$1.22	$1.10
Weighted average common shares outstanding	83,501	84,108	90,772	98,609	104,368
Weighted average diluted common shares outstanding	84,007	84,108	91,547	99,629	105,713

Operating Ratios:(6)
Net loss and loss expense ratio	66.6%	79.2%	59.5%	59.0%	56.5%
Acquisition cost ratio	20.2%	19.9%	20.2%	19.5%	19.0%
General and administrative expense ratio	13.1%	14.0%	16.2%	16.2%	16.1%
Combined ratio	99.9%	113.1%	95.9%	94.7%	91.6%

Selected Balance Sheet Data:
Investments	$13,155,560	$14,784,210	$13,459,507	$13,386,118	$13,778,911
Cash and cash equivalents	1,830,020	1,363,786	1,241,507	1,174,751	1,209,695
Reinsurance recoverable on unpaid and paid losses	3,781,902	3,338,840	2,334,922	2,096,104	1,926,145
Total assets	24,132,566	24,760,177	20,813,691	19,981,891	19,955,736
Reserve for losses and loss expenses	12,280,769	12,997,553	9,697,827	9,646,285	9,596,797
Unearned premiums	3,635,758	3,641,399	2,969,498	2,760,889	2,735,376
Senior notes and notes payable	1,341,961	1,376,529	992,950	991,825	990,790
Total shareholders’ equity attributable to AXIS Capital	$5,030,071	$5,341,264	$6,272,370	$5,866,882	$5,821,121
Book value per common share(7)(8)	$50.91	$54.91	$59.54	$55.32	$52.23
Book value per diluted common share(7)(8)	$49.93	$53.88	$58.27	$54.08	$50.63
Common shares outstanding(8)	83,586	83,161	86,441	94,708	99,426
Diluted common shares outstanding(8)	85,229	84,745	88,317	96,883	102,577

(1)
During 2018 and 2017, the Company recognized transaction and reorganization expenses of $67 million and $27 million, respectively, related to its transformation program which was launched in 2017. This program encompasses the integration of Novae Group plc ("Novae") which commenced in the fourth quarter of 2017, the realignment of our accident and health business, together with other initiatives designed to increase our efficiency and enhance our profitability while delivering a customer-centric operating model. During 2015, the Company implemented a number of profitability enhancement initiatives which resulted in recognition of transaction and reorganization expenses of $46 million and general and administrative expenses of $5 million.

(2)
During 2017, the Company recognized a tax expense of $42 million due to the revaluation of net deferred tax assets pursuant to the U.S. Tax Reform. Refer to Item 8, Note 18 to the Consolidated Financial Statements 'Income Taxes' for further details.

(3)
During 2018 and 2017, the Company recognized amortization of value of business acquired ("VOBA") of $171 million and $50 million, respectively, related to the acquisition of Novae. Refer to Item 8, Note 3 and Note 5 to the Consolidated Financial Statements 'Business Combinations' and 'Goodwill and Intangible Assets' for further details.

(4)
During 2015, the Company accepted a request from PartnerRe Ltd., a Bermuda exempted company ("PartnerRe") to terminate the Agreement and Plan of Amalgamation (the "Amalgamation Agreement") with the Company. PartnerRe paid the Company a termination fee of $280 million.

(5)
During 2015, the Company early adopted the Accounting Standard Update ("ASU") 2015-02 "Consolidation (Topic 810) Amendments to the Consolidation Analysis", issued by the Financial Accounting Standards Board. The adoption of this accounting guidance resulted in the Company concluding that it was no longer required to consolidate the results of operations and the financial position of Ventures Re. The Company adopted this accounting guidance using the modified retrospective approach and ceased to consolidate Ventures Re effective January 1, 2015. For the year ended December 31, 2014, net income available to common shareholders included an amount attributable from noncontrolling interests of $6,181.

(6)	Operating ratios are calculated by dividing the respective operating expenses by net premiums earned.

(7)	Book value per common share and book value per diluted common share are based on total common shareholders’ equity divided by common shares and diluted common share outstanding, respectively.

(8)
Calculations and share amounts at December 31, 2015 include 1,358,380 additional shares delivered to the Company in January 2016 under the Company's Accelerated Share Repurchase ("ASR") agreement entered into on August 17, 2015. Refer to Item 8, Note 14 to the Consolidated Financial Statements 'Shareholders' Equity' for further details.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the years ended December 31, 2018, 2017 and 2016 and our financial condition at December 31, 2018 and 2017. This should be read in conjunction with Item 8 'Consolidated Financial Statements and the accompanying notes' of this report. Tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

2018 FINANCIAL HIGHLIGHTS

2018 Consolidated Results of Operations

•	Net income available to common shareholders of $0.4 million

•	Operating income(1) of $161 million, or $1.92 per diluted common share(1)

•	Gross premiums written of $6.9 billion

•	Net premiums written of $4.7 billion

•	Net premiums earned of $4.8 billion

•
Estimated pre-tax catastrophe and weather-related losses, net of reinstatement premiums, of $430 million (insurance: $204 million and reinsurance: $226 million), or 9.0 points on current accident year loss ratio related to the California Wildfires, Hurricanes Michael and Florence, Typhoon Jebi as well as U.S. and European weather-related events

•	Net favorable prior year reserve development of $200 million

•	Underwriting income(2) of $124 million and combined ratio of 99.9%

•	Net investment income of $439 million

•	Net investment losses of $150 million

•	Amortization of value of business acquired ("VOBA") of $172 million

•	Transaction and reorganization expenses of $67 million

•	Foreign exchange gains of $29 million
2018 Consolidated Financial Condition

•	Total cash and investments of $15.0 billion; fixed maturities, cash and short-term securities comprise 89% of total cash and investments and have an average credit rating of AA-

•	Total assets of $24.1 billion

•	Reserve for losses and loss expenses of $12.3 billion and reinsurance recoverable on unpaid and paid losses of $3.8 billion

•	Total debt of $1.3 billion and a debt to total capital ratio of 21.1%

•	Total common shares repurchased were 0.2 million for $10 million

•	Common shareholders’ equity of $4.3 billion; diluted book value per common share of $49.93

(1)
Operating income (loss) and operating income (loss) per diluted common share are non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. The reconciliations of non-GAAP measures to the most comparable GAAP financial measures (net income (loss) available (attributable) to common shareholders and earnings per diluted common share, respectively) are provided in 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.

(2)
Consolidated underwriting income (loss) is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to net income (loss) before income taxes and interest in income (loss) of equity method investments, the most comparable GAAP measure, is presented in the 'Management's Discussion and Analysis of Financial Condition – Executive Summary – Results of Operations.'

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
We provide our clients and distribution partners with a broad range of risk transfer products and services and meaningful capacity, backed by significant financial strength. We manage our portfolio holistically, aiming to construct the optimum consolidated portfolio of funded and unfunded risks, consistent with our risk appetite and development of our franchise. We nurture an ethical, entrepreneurial and disciplined culture that promotes outstanding client service, intelligent risk taking and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a global leader in specialty risks. Our execution of this strategy in 2018 included the following:

•	increasing our relevance in a select number of attractive specialty insurance and global reinsurance markets and continuing the implementation of a more focused distribution strategy;

•	continuing to grow a leadership position in business lines with strong growth potential including U.S. excess and surplus lines, and North America professional lines;

•
increasing our presence at Lloyd's of London ("Lloyd's") achieved through our acquisition of Novae Group plc ("Novae") in 2017 which provides us with access to Lloyd's worldwide licenses and an extensive distribution network;

•	continuing to re-balance our portfolio towards less volatile lines of business that carry attractive rates;

•	launching a new phase of our transformation efforts, an enterprise-wide program to enhance all of our functions and position us to lead in a transforming industry;

•	continuing to improve in the effectiveness and efficiency of our operating platforms and processes;

•	increasing investment in data and analytics; and

•	broadening risk-funding sources and the development of vehicles that utilize third-party capital.

Reinsurance Agreement with Alturas Re Ltd ("Alturas")

In January 2019, we obtained protection for our insurance and reinsurance segments through a reinsurance agreement with Alturas. In connection with the reinsurance agreement, Alturas issued notes on December 19, 2018 to unrelated investors in an amount equal to the full $130 million of coverage provided under the reinsurance agreement covering a one year period. At the time of the agreement, we concluded that we do not have a variable interest in Alturas as the variability in results is expected to be absorbed entirely by the investors in Alturas. Accordingly, the results of Alturas are not included in our consolidated financial statements.

Outlook

We are committed to leadership in specialty insurance risk and global reinsurance, areas where we have depth of talent and expertise and have earned a strong reputation for client service and intelligent risk-taking. As a mid-sized player that is both sophisticated and agile, we believe we are well-positioned to thrive in the rapidly evolving insurance and reinsurance marketplace.  Through our hybrid strategy, we have developed substantial platforms in insurance and reinsurance, providing us with both balance and diversification. We believe our market positioning, underwriting expertise, best-in-class claims management capabilities, and strong relationships with our distributors and clients will provide opportunities for profitable growth in 2019 and beyond, with variances among our lines driven by our tactical response to market conditions.

Since late 2017, rates across most insurance lines have generally improved, with catastrophe exposed property insurance lines, U.S. excess casualty and U.K. professional liability experiencing the most upward rate momentum. Market conditions will likely remain competitive in the near term. However, we would expect many specialty segments will experience improved market conditions as carriers assess pricing, portfolio construction and account preferences. In this competitive market environment with mixed market conditions, we are focusing on lines of business and market segments that are adequately priced, and we are trading off growth for profitability in other areas. In addition, our acquisition of Novae increases our leadership and relevance in the London marketplace, and we expect to be well-positioned to capitalize on new opportunities and benefit from improved market conditions emerging through the international specialty insurance market, including Lloyd's.

The reinsurance market is also experiencing increased momentum in rates (stable supply with increasing demand). Given the above average market losses in the last couple of years; we continue to emphasize underwriting discipline to actively manage our portfolios. At the same time, we also see opportunities to support clients in a world of changing exposures, regulation and reinsurance panels. We believe that there is a real opportunity to achieve more relevance by focusing on our clients to produce new streams of income in the future while still defending the quality of our existing portfolio. We are also focused on managing the volatility and capital efficiency of our portfolio by further expanding our already strong group of strategic capital partners. Taken together, we balance short term needs and long term priorities, with the ultimate goal of adding value to our clients and to our communities.
Non-GAAP Financial Measures
We present our results of operations in a way we believe will be most meaningful and useful to investors, analysts, rating agencies and others who use our financial information to evaluate our performance. Some of the measurements we use are considered non-GAAP financial measures under SEC rules and regulations. In this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), we present underwriting-related general and administrative expenses, consolidated underwriting income (loss), operating income (loss) (in total and on a per share basis), operating return on average common equity ("operating ROACE"), amounts presented on a constant currency basis, pre-tax total return on cash and investments excluding foreign exchange movements, ex-PGAAP operating income (loss) (in total and on a per share basis) and ex-PGAAP operating ROACE which are non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. We believe that these non-GAAP financial measures, which may be defined and calculated differently by other companies, better explain and enhance the understanding of our results of operations. However, these measures should not be viewed as a substitute for those determined in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

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

The reconciliation of underwriting-related general and administrative expenses to general and administrative expenses, the most comparable GAAP measure, is presented in 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.

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

Interest expense and financing costs primarily relate to interest payable on our senior notes and notes payable. As these expenses are not incremental and/or directly attributable to our individual underwriting operations, these expenses are excluded from underwriting-related general and administrative expenses, and therefore, consolidated underwriting income (loss).

Bargain purchase gain, recognized upon the acquisition of Compagnie Belge d'Assurances Aviation NV/SA ("Aviabel"), reflects the excess of the fair value of the net identifiable assets acquired over the fair value of consideration transferred and is not indicative of future revenues of the Company, therefore, this revenue is excluded from consolidated underwriting income (loss).

Transaction and reorganization expenses are primarily driven by business decisions, the nature and timing of which are not related to the underwriting process, therefore, these expenses are excluded from consolidated underwriting income (loss).

Amortization of intangibles including VOBA arose from business decisions, the nature and timing of which are not related to the underwriting process, therefore, these expenses are excluded from consolidated underwriting income (loss).

The revaluation of net deferred tax asset ("DTA") represents a tax expense recognized in the fourth quarter of 2017 related to the revaluation of our net DTA, due to the reduction in the U.S. corporate income tax rate from 35% to 21% enacted as part of the Tax Cuts and Jobs Act of 2017 ("U.S. Tax Reform"). The nature and timing of the tax expense associated with the U.S. Tax Reform is not related to the underwriting process, therefore, this expense is excluded from consolidated underwriting income (loss).

Loss on repurchase of preferred shares arose from capital transactions that are not reflective of underlying business performance, therefore, this expense is excluded from consolidated underwriting income (loss).
We believe that presentation of underwriting-related general and administrative expenses and consolidated underwriting income (loss) provides investors with an enhanced understanding of our results of operations, by highlighting the underlying pre-tax profitability of our underwriting activities. The reconciliation of consolidated underwriting income (loss) to income (loss) before income taxes and interest in income (loss) of equity method investments, the most comparable GAAP financial measure, is presented in the 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.
Operating Income (Loss)
Operating income (loss) represents after-tax operational results exclusive of net realized investment gains (losses), foreign exchange losses (gains), transaction and reorganization expenses, revaluation of net deferred tax asset and bargain purchase gain.
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
Foreign exchange losses (gains) in our consolidated statements of operations primarily relate to the impact of foreign exchange rate movements on net insurance related-liabilities. However, this movement is only one element of the overall impact of foreign exchange rate fluctuations on our financial position. In addition, we recognize unrealized foreign exchange losses (gains) on our available-for-sale investments in other comprehensive income (loss) and foreign exchange losses (gains) realized upon the sale of these investments in net investments gains (losses). These unrealized and realized foreign exchange gains (losses) generally offset a large portion of the foreign exchange losses (gains) reported separately in net income (loss) available (attributable) to common shareholders, thereby minimizing the impact of foreign exchange rate movements on total shareholders’ equity. As such, foreign exchange losses (gains) in our Statements of Operations in isolation are not a fair representation of the performance of our business.

Transaction and reorganization expenses are primarily driven by business decisions, the nature and timing of which are not related to the underwriting process, therefore, these expenses are excluded from operating income (loss).

The revaluation of net deferred tax asset represents a tax expense recognized in the fourth quarter of 2017 related to the revaluation of our net DTA, due to the reduction in the U.S. corporate income tax rate from 35% to 21% enacted as part of the Tax Cuts and Jobs Act of 2017 ("U.S. Tax Reform"). The nature and timing of the tax expense associated with the U.S. Tax Reform is not related to the underwriting process, therefore, this expense is excluded from operating income (loss).

Bargain purchase gain, recognized upon the acquisition of Compagnie Belge d'Assurances Aviation NV/SA ("Aviabel"), reflects the excess of the fair value of the net identifiable assets acquired over the fair value of consideration transferred and is not indicative of future revenues of the Company, therefore, this revenue is excluded from operating income (loss).

Loss on repurchase of preferred shares arose from capital transactions that are not reflective of underlying business performance and therefore, is excluded from operating income (loss).

Certain users of our financial statements evaluate performance exclusive of after-tax net investment gains (losses), foreign exchange losses (gains), transaction and reorganization expenses, revaluation of net deferred tax asset, bargain purchase gain and loss on repurchase of preferred shares to understand the profitability of recurring sources of income.
We believe that showing net income (loss) available (attributable) to common shareholders exclusive of after-tax net investment gains (losses), foreign exchange losses (gains), transaction and reorganization expenses, bargain purchase gain, revaluation of net deferred tax asset and loss on repurchase of preferred shares reflects the underlying fundamentals of our business. In addition, we believe that this presentation enables investors and other users of our financial information to analyze performance in a manner similar to how our management analyzes the underlying business performance. We also believe this measure follows industry practice and, therefore, facilitates comparison of our performance with our peer group. We believe that equity analysts and certain rating agencies that follow us, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons. The reconciliation of operating income (loss) to net income (loss) available (attributable) to common shareholders, the most comparable GAAP measure, is presented in the 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.

We also present operating income (loss) per diluted common share and operating ROACE, which are derived from the operating income (loss) measure and are reconciled to the most comparable GAAP financial measures, earnings per diluted common share and return on average common equity ("ROACE"), respectively, in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.

Constant Currency Basis

We present gross premiums written, net premiums written and net premiums earned on a constant currency basis in this MD&A. The amounts presented on a constant currency basis are calculated by applying the average foreign exchange rate from the current year to the prior year amounts. We believe this presentation enables investors and other users of our financial information to analyze growth in gross premiums written, net premiums written and net premiums earned on a constant basis. The reconciliation to gross premiums written, net premiums written and net premiums earned on a GAAP basis is presented in the 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Underwriting Results – Consolidated'.

Pre-Tax Total Return on Cash and Investments excluding Foreign Exchange Movement

Pre-tax total return on cash and investments excluding foreign exchange movements measures net investment income (loss), net investments gains (losses), interest in income (loss) of equity method investments and change in unrealized investment gains (losses) generated by average cash and investment balances. The reconciliation of pre-tax total return on cash and investments excluding foreign exchange movements to pre-tax total return on cash and investments, the most comparable GAAP financial measure, is presented in the 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net Investment Income and Net Investment Gains (Losses)'. We believe this presentation enables investors and other users of our financial information to better analyze the performance of our investment portfolio.

Ex-PGAAP Operating Income (Loss)

Ex-PGAAP operating income (loss) represents operating income (loss) exclusive of amortization of VOBA and intangible assets, net of tax and amortization of acquisition costs, net of tax associated with Novae's balance sheet at October 2, 2017 (the "closing date" or "acquisition date"). The reconciliation of ex-PGAAP operating income (loss) to net income (loss) available (attributable) to common shareholders, the most comparable GAAP financial measure, is presented in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.

We also present ex-PGAAP operating income (loss) per diluted common share and ex-PGAAP operating ROACE, which are derived from the ex-PGAAP operating income (loss) measure and are reconciled to the most comparable GAAP financial measures, earnings per diluted common share and ROACE, respectively, are also presented in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.

We believe the presentation of ex-PGAAP operating income (loss), ex-PGAAP operating income (loss) per diluted common share and ex-PGAAP operating ROACE enables investors and other users of our financial information to better analyze the performance of our business.

Acquisition of Novae

On October 2, 2017, we acquired Novae. We identified VOBA which represents the present value of the expected underwriting profit within policies that were in-force at the closing date of the transaction. In addition, the allocation of the acquisition price to the assets acquired and liabilities assumed of Novae based on estimated fair values at the acquisition date, resulted in the write-off of the deferred acquisition cost asset on Novae's balance sheet at the acquisition date as the value of policies in-force on that date are considered within VOBA. Consequently, underwriting income (loss) in 2018 and 2017 included the recognition of premium attributable to Novae's balance sheet at the acquisition date without the recognition of the associated acquisition costs.

Results of Operations

Year ended December 31,	2018	% Change	2017	% Change	2016

Underwriting revenues:
Net premiums earned	$4,791,495	15%	$4,148,760	12%	$3,705,625
Other insurance related income (losses)	10,622	nm	(1,240)	nm	7,222
Underwriting expenses:
Net losses and loss expenses	(3,190,287)	(3%)	(3,287,772)	49%	(2,204,197)
Acquisition costs	(968,835)	18%	(823,591)	10%	(746,876)
Underwriting general and administrative expenses (1)	(519,168)	16%	(449,483)	(7%)	(482,701)
Underwriting Income (Loss)	$123,827		$(413,326)		$279,073

Corporate expenses (1)	(108,221)	(17%)	(129,945)	8%	(120,016)
Net investment income	438,507	9%	400,805	13%	353,335
Net investment gains (losses)	(150,218)	nm	28,226	nm	(60,525)
Other (expenses) revenues, net	(38,267)	(80%)	(189,548)	nm	69,935
Transaction and reorganization expenses	(66,940)	nm	(26,718)	nm	—
Amortization of value of business acquired	(172,332)	nm	(50,104)	nm	—
Amortization of intangible assets	(13,814)	nm	(2,543)	nm	—
Bargain purchase gain	—	nm	15,044	nm	—
Income (loss) before income taxes and interest in income (loss) of equity method investments	12,542		(368,109)		521,802
Income tax (expense) benefit	29,486	nm	7,542	nm	(6,340)
Interest in income (loss) of equity method investments	993	nm	(8,402)	nm	(2,094)
Net income (loss)	43,021		(368,969)		513,368
Preferred share dividends	(42,625)	(9%)	(46,810)	—%	(46,597)
Loss on repurchase of preferred shares	—	nm	—	nm	(1,309)
Net income (loss) available (attributable) to common shareholders	$396	nm	$(415,779)	nm	$465,462

Net investment (gains) losses, net of tax (2)	138,576	nm	(26,204)	nm	62,355
Foreign exchange losses (gains), net of tax (3)	(33,496)	nm	126,960	nm	(119,181)
Transaction and reorganization expenses, net of tax(4)	55,904	nm	23,879	nm	—
Revaluation of net deferred tax (5)	—	nm	41,629	nm	—
Bargain purchase gain (5)	—	nm	(15,044)	nm	—
Loss on repurchase of preferred shares (5)	—	nm	—	nm	1,309
Operating income (loss)(6)	$161,380	nm	$(264,559)	nm	$409,945

nm – not meaningful

(1)
Underwriting-related general and administrative expenses is a non-GAAP measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to total general and administrative expenses, the most comparable GAAP measure, also included corporate expenses of $108,221, $129,945 and $120,016 for the years ended December 31, 2018, 2017 and 2016, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other (Expenses) Revenues, Net' for additional information related to the corporate expenses. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures' for additional information.

(2)
Tax cost (benefit) of ($11,642), $2,022 and $1,830 for the years ended December 31, 2018, 2017 and 2016, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.

(3)
Tax cost (benefit) of ($4,331), ($7,777) and $2,114 for the years ended December 31, 2018, 2017 and 2016, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.

(4)
Tax cost (benefit) of ($11,036), ($2,839) and $nil for the year ended December 31, 2018, 2017 and 2016, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.

(5)	Tax impact is $nil.

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

Non-GAAP Financial Measures
We also present operating income per diluted common share and operating return on average common equity ("operating ROACE"), which are derived from the operating income measure and can be reconciled to the most comparable GAAP financial measures as follows:

Year ended December 31,	2018	2017	2016

Net income (loss) available (attributable) to common shareholders	$396	$(415,779)	$465,462
Operating income (loss)	$161,380	$(264,559)	$409,945
Weighted average diluted common shares outstanding(1)	84,007	84,108	91,547

Earnings (loss) per diluted common share	$—	$(4.94)	$5.08
Operating income (loss) per diluted common share(2)	$1.92	$(3.15)	$4.48

Average common shareholders’ equity	$4,410,668	$4,856,280	$5,192,668

Return on average common equity(3)	—%	(8.6%)	9.0%
Operating return on average common equity(4)	3.7%	(5.4%)	7.9%

(1)	Refer to Item 8, Note 13 to the Consolidated Financial Statements 'Earnings Per Common Share' for further details on the dilution calculation.

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

(3)
Return on average common equity ("ROACE") is calculated by dividing net income (loss) available (attributable) to common shareholders for the year by the average common shareholders' equity determined by using the common shareholders' equity balances at the beginning and end of the year.

(4)
Operating ROACE, a non-GAAP measure as defined in Item 10(e) of SEC Regulation S-K, is calculated by dividing operating income (loss) for the year by the average common shareholders' equity. The reconciliation to ROACE, the most comparable GAAP measure, is presented in the table above. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures' for additional information.

Ex-PGAAP Operating Income

We also present ex-PGAAP operating income (loss), ex-PGAAP operating income (loss) per diluted common share and ex-PGAAP operating ROACE which are derived from the operating income measure and can be reconciled to the most comparable GAAP financial measures as follows:

Year ended December 31,	2018	% Change	2017	% Change	2016

Net income (loss) available (attributable) to common shareholders	$396	nm	$(415,779)	nm	$465,462
Net investment (gains) losses, net of tax	138,576	nm	(26,204)	nm	62,355
Foreign exchange losses (gains), net of tax	(33,496)	nm	126,960	nm	(119,181)
Transaction and reorganization expenses, net of tax	55,904	nm	23,879	nm	—
Revaluation of net deferred tax	—	nm	41,629	nm	—
Bargain purchase gain	—	nm	(15,044)	nm	—
Loss on repurchase of preferred shares	—	nm	—	nm	1,309
Operating income (loss)	$161,380	nm	$(264,559)	nm	$409,945
Amortization of VOBA and intangible assets, net of tax (2)	149,470	nm	42,644	nm	—
Amortization of acquisition costs, net of tax (3)	(101,628)	nm	(26,443)	nm	—
Ex-PGAAP operating income (loss)(1)	$209,222		$(248,358)		$409,945

Earnings (loss) per diluted common share	$—		$(4.94)		$5.08
Net investment (gains) losses, net of tax	1.65		(0.31)		0.68
Foreign exchange losses (gains), net of tax	(0.40)		1.51		(1.29)
Transaction and reorganization expenses, net of tax	0.67		0.28		—
Revaluation of net deferred tax asset	—		0.49		—
Bargain purchase gain	—		(0.18)		—
Loss on repurchase of preferred shares	—		—		0.01
Operating income (loss) per diluted common share	1.92		(3.15)		4.48
Amortization of VOBA and intangible assets, net of tax(2)	1.78		0.51		—
Amortization of acquisition cost, net of tax(3)	(1.21)		(0.31)		—
Ex-PGAAP operating income (loss) per diluted common share(1)	$2.49		$(2.95)		$4.48

Weighted average diluted common shares outstanding	84,007		84,108		91,547

Average common shareholders' equity	$4,410,668		$4,856,280		$5,192,668

Return on average common equity	—%		(8.6)%		9.0%
Operating return on average common equity	3.7%		(5.4)%		7.9%
Ex-PGAAP operating return on average common equity(1)	4.7%		(5.1)%		n/a

(1)
Ex-PGAAP operating income (loss), ex-PGAAP operating income (loss) per diluted common share and ex-PGAAP operating return on average common equity are non-GAAP financial measures as defined in SEC Regulation S-K. Ex-PGAAP operating ROACE, is calculated by dividing ex-PGAAP operating income (loss) for the year by the average common shareholders' equity. The reconciliation of ex-PGAAP operating income (loss), ex-PGAAP operating income (loss) per diluted common share and ex-PGAAP operating return on average common equity to the most comparable GAAP financial measures, (net income (loss) available (attributable) to common shareholders, earnings (loss) per diluted common share, and ROACE, respectively) are provided in the table above, and a discussion of the rationale for the presentation of these items is included in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures'.

(2)
Tax cost (benefit) of $(35,061), $(10,003) and $nil for the years ended December 31, 2018, 2017 and 2016, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.

(3)	Tax cost (benefit) of $23,839, $6,203 and $nil for the years ended December 31, 2018, 2017 and 2016, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.

Underwriting Results
2018 versus 2017: Total underwriting income increased by $537 million in 2018, compared to 2017, primarily driven by a decrease in catastrophe and weather-related losses and a decrease in the current accident year loss ratio excluding catastrophe and weather-related losses.
Our insurance segment underwriting income increased by $319 million in 2018, compared to 2017. The increase in underwriting income was primarily driven by a decrease in catastrophe and weather-related losses, a decrease in the current accident year loss ratio excluding catastrophe and weather-related losses, an increase in net favorable prior year reserve development and a decrease in the general and administrative expense ratio, partially offset by an increase in the acquisition cost ratio.
Our reinsurance segment underwriting income increased by $218 million in 2018, compared to 2017. The increase in underwriting income was primarily driven by a decrease in catastrophe and weather-related losses, a decrease in the current accident year loss ratio excluding catastrophe and weather-related losses and an increase in other insurance related income, partially offset by a decrease in net favorable prior year reserve development.
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
Our insurance segment underwriting income decreased by $264 million in 2017, compared to 2016. The decrease in underwriting income was primarily driven by an increase in catastrophe and weather-related losses, an increase in acquisition costs and an increase in the current accident year loss ratio excluding catastrophe and weather-related losses.
Our reinsurance segment underwriting income decreased by $428 million in 2017, compared to 2016. The decrease in underwriting income was primarily driven by an increase in catastrophe and weather-related losses, a decrease in net favorable prior year reserve development and an increase in the current accident year loss ratio excluding catastrophe and weather-related losses, partially offset by a decrease in general and administrative expenses and acquisition costs.
Net Investment Income
The variability in net investment income from 2016 through 2018 was largely attributable to the performance of our other investments portfolio. Income from this portfolio decreased by $28 million in 2018, compared to 2017, attributable to lower returns from hedge funds due to lower returns from equity markets and a decrease in our hedge fund holdings, together with lower returns from direct lending funds due to lower returns from credit markets. Comparatively, income from this portfolio increased by $34 million in 2017, compared to 2016, attributable to higher returns from investments in hedge funds and direct lending funds due to the strong performance of global equity and credit markets.
In addition, net investment income increased by $43 million in 2018 compared to 2017, attributable to contributions from fixed income, due to an increase in yields as well as the larger investment base associated with the acquisitions of Novae and Aviabel. Comparatively, net investment income increased by $13 million in 2017 compared to 2016, attributable to contributions from fixed income following the acquisitions of Novae and Aviabel.
Net Investment Gains (Losses)
During 2018, net investment losses were $150 million compared to net investment gains of $28 million in 2017 and net investment losses of $61 million in 2016. Net investment losses in 2018 were primarily attributable to net realized investment losses on the sale of agency RMBS, U.S. government and corporate debt securities, and net unrealized investment losses on equity securities of $67 million which were reported in net investment gains (losses) as opposed to other comprehensive income following the adoption of Accounting Standards Update ("ASU") 2016-01 "Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities," in the first quarter of 2018.

Net investment gains in 2017 were primarily attributable to net realized investments gains associated with the sale of ETFs, due to the strong performance of global equity markets. Net investment losses in 2016 were primarily due to foreign exchange losses on non-U.S. denominated fixed maturities, due to the strengthening of the U.S. dollar. Other than temporary impairment ("OTTI") charges were $10 million, $14 million and $26 million in 2018, 2017 and 2016, respectively.

Other Expenses (Revenues), Net

Corporate expenses decreased to $108 million in 2018 from $130 million in 2017. The decrease was primarily driven by an increase in the allocation of corporate costs to our insurance and reinsurance segments, together with a decrease in personnel costs, partially offset by an increase in information technology project costs. Corporate expenses also increased to $130 million in 2017 from $120 million in 2016. The increase was primarily driven by higher personnel costs including senior executive transition costs as well as executive retirement costs, and information technology project costs, partially offset by a decrease in performance-related compensation costs.

The foreign exchange gains of $29 million in 2018 were driven primarily by the impact of the strengthening of the U.S. dollar on the re-measurement of net insurance-related liabilities mainly denominated in pound sterling and euro. Foreign exchange losses of $135 million in 2017 were driven primarily by the impact of the weakening of the U.S. dollar on the re-measurement of net insurance-related liabilities mainly denominated in pound sterling and euro, and foreign exchange gains of $121 million in 2016 were driven primarily by the strengthening of the U.S. dollar against the pound sterling.

Interest expense and financing costs increased to $67 million in 2018 from $55 million in 2017. The increase was primarily attributable to costs associated with the 4.0% Senior Notes issued in the fourth quarter of 2017. Interest expense and financing costs increased by $4 million in 2017 compared to 2016, primarily attributable to costs associated with Dekania Notes issued by Novae in 2004.

The financial results for 2018 resulted in a tax benefit of $29 million primarily attributable to the geographic distribution of pre-tax losses with the benefit being driven by losses in our U.K. and European operations, partially offset by income in our U.S. operations.

The tax benefit of $8 million in 2017 was primarily driven by the geographic distribution of pre-tax losses with the benefit being driven by losses in our U.K. and U.S. operations, largely offset by a tax charge of $42 million related to the revaluation of net deferred tax assets associated with the reduction in the U.S. corporate income tax rate from 35% to 21% enacted as part of the U.S. Tax Reform.

The tax expense of $6 million in 2016 was primarily by attributable to the geographic distribution of pre-tax income with the expense being driven by income in our European and partially offset by losses in our U.S. operations.

Transaction and Reorganization Expenses

Transaction and reorganization expenses were $67 million and $27 million for 2018 and 2017, respectively, related to the transformation program launched in 2017. This program encompasses the integration of Novae which commenced in the fourth quarter of the prior year, the realignment of our accident and health business, together with other initiatives designed to increase our efficiency and enhance our profitability while delivering a customer-centric operating model. Pre-tax transaction and reorganization charges of $94 million have been incurred since the third quarter of 2017. These expenses are not included in operating income.

We expect to achieve annual run-rate pre-tax cost savings of approximately $100 million with effect from 2020. These expense savings will be achieved through the elimination of redundant roles, efficiencies introduced through organizational redesign, operating efficiency improvements, integration of systems and the rationalization of third party contracts and professional fees.

Amortization of Value of Business Acquired

On October 2, 2017, we acquired Novae, a diversified property and casualty (re)insurance business which operates through Syndicate 2007 at Lloyd’s. The acquisition of Novae was undertaken to accelerate the growth strategy of our international insurance business, and to significantly scale up its capabilities to enable us to even better serve our clients and brokers. At the acquisition date, we identified VOBA, which represents the present value of the expected underwriting profit within policies that were in-force at the closing date of the transaction, of $257 million.

VOBA is amortized over its economic useful life and this expense is included in amortization of value of business acquired in the consolidated statement of operations.

Bargain Purchase Gain

On April 1, 2017, we acquired Aviabel, a general aviation insurer and reinsurer. The purchase price was allocated to the assets acquired and liabilities assumed of Aviabel based on estimated fair values on the closing date and a bargain purchase gain of $15 million was recognized.

Interest in Income (Loss) of Equity Method Investments

Interest in income (loss) of equity method investments represents our share of income (loss) related to investments where we have significant influence over the operating and financial policies of the investee.

Interest in income (loss) of equity method investments of $1 million in 2018 related to our share of income in an investee.

Interest in loss of equity method investments of $8 million in 2017 included impairment losses of $9 million related to an investment in a U.S. based insurance company, partially offset by income of $1 million related to our share of income of another investee.

Interest in loss of equity method investments of $2 million in 2016 represented our share of losses of an investee.
Financial Measures
We believe that the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

Year ended and at December 31,	2018	2017	2016

ROACE	—%	(8.6%)	9.0%
Operating ROACE	3.7%	(5.4%)	7.9%
Ex-PGAAP operating ROACE	4.7%	(5.1%)	n/a
Book value per diluted common share(1)	$49.93	$53.88	$58.27
Cash dividends declared per common share	1.57	1.53	1.43
Increase (decrease) in book value per diluted common share adjusted for dividends	$(2.38)	$(2.86)	$5.62

(1)
Book value per diluted common share represents total common shareholders’ equity divided by the number of common shares and diluted common share outstanding, determined using the treasury stock method. Cash settled awards are excluded.

Return on Equity
Our objective is to generate superior returns on capital that appropriately reward our common shareholders for the risks we assume and to grow revenue only when we expect the returns will meet or exceed our requirements. We recognize that the nature of underwriting cycles and the frequency or severity of large loss events in any one year may challenge the ability to achieve a profitability target in any specific period, therefore our goal is to achieve top-quintile industry operating ROACE and growth in book value per diluted common share adjusted for dividends, with volatility consistent with the industry average across underwriting cycles.
ROACE reflects the impact of net income (loss) available (attributable) to common shareholders including net investment gains (losses), foreign exchange losses (gains), transaction and reorganization expenses, revaluation of net deferred tax assets, bargain purchase gain and loss on repurchase of preferred shares.
ROACE increased in 2018, compared to 2017, primarily driven by the underwriting income generated and foreign exchange gains in 2018 compared to the underwriting loss generated and foreign exchange losses in 2017. An increase in net investment income and a decrease in corporate expenses, also contributed to the increase in ROACE. These benefits were partially offset by an increase in amortization of VOBA and intangible assets associated with the acquisition of Novae, net investment losses, as well as transaction and reorganization expenses. In addition, ROACE in 2018 was impacted by a decrease in average common equity due to net unrealized investment losses reported in other comprehensive income and common share dividends declared.
ROACE decreased in 2017, compared to 2016, which was primarily driven by the underwriting loss generated and foreign exchange losses in 2017 compared to underwriting income generated and foreign exchange gains in 2016. Transaction and reorganization expenses, together with amortization of VOBA and intangible assets associated with the acquisition of Novae incurred in 2017, also contributed to the decrease in ROACE. In addition, ROACE in 2017 was negatively impacted by a tax charge associated with the revaluation of net deferred tax assets. These expenses were partially offset by an increase in net investment income and net realized investment gains together with the benefit of the bargain purchase gain.
Operating ROACE excludes the impact of net investment gains (losses), foreign exchange losses (gains), transaction and reorganization expenses, revaluation of net deferred tax assets, bargain purchase gain and loss on repurchase of preferred shares.
The increase in operating ROACE in 2018, compared to 2017, was primarily driven by the underwriting income generated in 2018, an increase in net investment income, an increase in the tax benefit, as well as a decrease in corporate expenses, partially offset by an increase in the amortization expenses associated with the acquisition of Novae.
The decrease in operating ROACE in 2017, compared to 2016, was primarily driven by the underwriting loss generated in 2017, as well as the amortization expenses associated with the acquisition of Novae partially offset by an increase in net investment income and a tax benefit in 2017 compared to a tax expense in 2016.
Ex-PGAAP operating ROACE excludes the impact of amortization of VOBA and intangible assets, net of tax and amortization of acquisition costs, net of tax both associated with Novae's balance sheet at October 2, 2017. Ex-PGAAP operating ROACE for the years ending 2018 and 2017 was 4.7% and (5.1)%, respectively.

Book Value per Diluted Common Share
We consider book value per diluted common share to be an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis will ultimately translate into appreciation of our stock price.
In 2018, our book value per diluted common share decreased by 7%, driven primarily by an increase in net unrealized investment losses reported in other comprehensive income and common dividends declared. The net unrealized investment losses in 2018 reflected a widening of credit spreads which negatively impacted the market values of fixed maturity securities.
In 2017, our book value per diluted common share decreased by 8%, driven by net loss attributable to common shareholders of $416 million and common dividends declared, partially offset by net unrealized investment gains. The net unrealized investment gains in 2017 reflected a tightening of credit spreads and the weakening of the U.S. dollar against the euro and pound sterling which positively impacted the market values of non-U.S. government and corporate debt securities.

Cash Dividends Declared per Common Share
We believe in returning excess capital to our shareholders by way of dividends as well as share repurchases. Accordingly, our dividend policy is an integral part of the value we create for our shareholders. Our cumulatively strong earnings have permitted our Board of Directors to approve fifteen successive annual increases in quarterly common share dividends.
Book Value per Diluted Common Share Adjusted for Dividends
Taken together, we believe that growth in book value per diluted common share and common share dividends declared represent the total value created for our common shareholders. As companies in the insurance industry have differing dividend payout policies, we believe that investors use the book value per diluted common share adjusted for dividends metric to measure comparable performance across the industry.
Book value per diluted common share adjusted for dividends decreased in 2018, due to net unrealized investment losses reported in other comprehensive income.
In 2017, the decrease in book value per diluted common share adjusted for dividends was due to the net loss attributable to common shareholders, partially offset by net unrealized investment gains included in other comprehensive income.

UNDERWRITING RESULTS – CONSOLIDATED

The following table provides our underwriting results for the years indicated. Underwriting income is a pre-tax measure of underwriting profitability that takes into account net premiums earned and other insurance related income (loss) as revenues and net losses and loss expenses, acquisition costs and underwriting-related general and administrative expenses as expenses.

Year ended December 31,	2018	% Change	2017	% Change	2016

Revenues:
Gross premiums written	$6,910,065	24%	$5,556,273	12%	$4,970,208
Net premiums written	4,658,962	16%	4,027,143	7%	3,752,974
Net premiums earned	4,791,495	15%	4,148,760	12%	3,705,625
Other insurance related income (losses)	10,622	nm	(1,240)	nm	7,222

Expenses:
Current year net losses and loss expenses	(3,389,949)		(3,487,826)		(2,496,574)
Prior year reserve development	199,662		200,054		292,377
Acquisition costs	(968,835)		(823,591)		(746,876)
Underwriting-related general and administrative expenses(1)	(519,168)		(449,483)		(482,701)
Underwriting income (loss)(2)	$123,827	nm	$(413,326)	nm	$279,073

General and administrative expenses(1)	$627,389		$579,428		$602,717
Income (loss) before income taxes and interest in income (loss) of equity method investments(2)	$12,542		$(368,109)		$521,802

nm – not meaningful

(1)
Underwriting-related general and administrative expenses is a non-GAAP measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to total general and administrative expenses, the most comparable GAAP measure, is presented in 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.

(2)
Consolidated underwriting income (loss) is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to income (loss) before income taxes and interest in income (loss) of equity investments, the most comparable GAAP measure, is presented in 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operation'.

Underwriting Revenues
Gross and net premiums written by segment were as follows:

	Gross premiums written
Year ended December 31,	2018	% Change		2017	% Change		2016

Insurance	$3,797,592	35%		$2,814,918	16%		$2,432,475
Reinsurance	3,112,473	14%		2,741,355	8%		2,537,733
Total	$6,910,065	24%		$5,556,273	12%		$4,970,208

% ceded
Insurance	39%	2	pts	37%	(1)	pts	38%
Reinsurance	25%	7	pts	18%	6	pts	12%
Total	33%	5	pts	28%	4	pts	24%

	Net premiums written
	2018	% Change		2017	% Change		2016

Insurance	$2,324,747	31%		$1,775,825	17%		$1,519,559
Reinsurance	2,334,215	4%		2,251,318	1%		2,233,415
Total	$4,658,962	16%		$4,027,143	7%		$3,752,974

Gross Premiums Written:
2018 versus 2017: Gross premiums written in 2018 increased by $1,354 million or 24% compared to 2017 due to increases in our insurance and reinsurance segments.
The increase in our insurance segment's gross premiums written of $983 million or 35% included $923 million attributable to property, marine, professional lines, and credit and political risk lines associated with our acquisition of Novae. In addition, gross premiums written increased by $60 million or 2% ($45 million or 2% on a constant currency basis) primarily attributable to professional lines and liability lines, partially offset by a decrease in property, marine, and accident and health lines.
The increase in our reinsurance segment's gross premiums written of $371 million or 14% included $100 million attributable to catastrophe, and marine and aviation lines associated with our acquisition of Novae. In addition, gross premiums written increased by $271 million or 10% ($192 million or 7% on a constant currency basis(1)) primarily attributable to credit and surety, motor, accident and health, and catastrophe lines.
2017 versus 2016: Gross premiums written in 2017 increased by $586 million or 12% compared to 2016 due to increases in our insurance and reinsurance segments.
The increase in our insurance segment's gross premiums written of $382 million or 16% compared to 2016 was driven by an increase in gross premiums written of $241 million associated with our acquisition of Novae. In addition, gross premiums written increased by $141 million or 6% ($137 million or 6% on a constant currency basis) primarily attributable to accident and health, liability, professional lines and aviation lines. These increases were partially offset by a decrease in property and marine lines.
The increase in our reinsurance segment's gross premiums written of $204 million or 8% was attributable to catastrophe, agriculture, property and motor lines, partially offset by a decrease in credit and surety lines. The increase in gross premiums written was driven by new business, favorable premium adjustments and reinstatement premium, partially offset by the impact of foreign exchange movements and a lower level of premiums written on a multi-year basis in 2017, compared to 2016.

(1) Amounts presented on a constant currency basis are non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. The constant currency basis is calculated by applying the average foreign exchange rate from the current year to the prior year balance.

Ceded Premiums Written:
Ceded premiums written in 2018 were $2,251 million, or 33% of gross premiums written, compared to $1,529 million, or 28%, in 2017. The increase in the ceded premiums written was attributable to our insurance and reinsurance segments.
Ceded premiums written in 2017 were $1,529 million, or 28% of gross premiums written, compared to $1,217 million, or 24%, in 2016. The increase in the ceded premiums written was mainly attributable to our reinsurance segment due to an increase in premiums ceded to retrocessional treaties which cover catastrophe, credit and surety, and agriculture lines.

2018 Reinsurance Agreement with Northshore Limited ("Northshore")

In July 2018, we obtained catastrophe protection for our insurance and reinsurance segments through a reinsurance agreement with Northshore. In connection with the reinsurance agreement, Northshore issued notes to unrelated investors in an amount equal to the full $200 million of coverage provided under the reinsurance agreement covering a three year period. At the time of the agreement, we performed an evaluation of Northshore to determine if it meets the definition of a variable interest entity ("VIE"). We concluded that Northshore is a VIE. In addition, we concluded that we do not have a variable interest in the entity, as the variability in results is expected to be absorbed entirely by the investors in Northshore. Accordingly, the results of Northshore are not included in our consolidated financial statements. The premium ceded to Northshore for the year ended December 31, 2018 was $44 million.

2017 Reinsurance Agreement with Northshore

In June 2017, we obtained catastrophe protection for our insurance and reinsurance segments through a reinsurance agreement with Northshore. In connection with the reinsurance agreement, Northshore issued notes to unrelated investors in an amount equal to the full $350 million of coverage provided under the reinsurance agreement covering a three year period. At the time of the agreement, we performed an evaluation of Northshore to determine if it meets the definition of a VIE. We concluded that Northshore is a VIE. In addition, we concluded that we do not have a variable interest in the entity, as the variability in results is expected to be absorbed entirely by the investors in Northshore. Accordingly, Northshore is not consolidated in our consolidated financial statements. The premium ceded to Northshore for the year ended December 31, 2017 was $27 million.

Net Premiums Earned:

Net premiums earned by segment were as follows:

							% Change
Year ended December 31,	2018		2017		2016		2017 to 2018	2016 to 2017

Insurance	$2,362,606	49%	$1,816,438	44%	$1,534,282	41%	30%	18%
Reinsurance	2,428,889	51%	2,332,322	56%	2,171,343	59%	4%	7%
Total	$4,791,495	100%	$4,148,760	100%	$3,705,625	100%	15%	12%

Changes in net premiums earned reflect period to period changes in net premiums written and business mix, together with normal variability in premium earning patterns.

2018 versus 2017: Net premiums earned in 2018 increased by $643 million or 15% compared to 2017 due to increases in our insurance and reinsurance segments.
Net premiums earned in our insurance segment in 2018 increased by $546 million or 30% compared to 2017. The increase in net premiums earned included $575 million primarily attributable to property, marine, credit and political risk, and professional lines associated with our acquisition of Novae. Excluding the impact of Novae, net premiums earned decreased by $29 million or 2% ($40 million or 2% on a constant currency basis) attributable to property lines, partially offset by an increase in liability lines.
Net premiums earned in our reinsurance segment in 2018 increased by $97 million or 4% compared to 2017. The increase in net premiums earned included $50 million primarily attributable to catastrophe, and marine and aviation lines associated with our acquisition of Novae. In addition, net premiums earned increased $47 million or 2% ($27 million or 1% on a constant currency basis) attributable to our motor, liability and property lines, partially offset by decreases in marine and other, and agriculture lines.
2017 versus 2016: Net premiums earned in 2017 increased by $443 million or 12%, compared to 2016 due to increases in our insurance and reinsurance segments.
Net premiums earned in our insurance segment in 2017 increased by $282 million or 18%, compared to 2016. The increase in net premiums earned included $162 million attributable to our acquisition of Novae. In addition, net premiums earned increased by $120 million or 8% ($110 million or 7% on a constant currency basis) attributable to accident and health, property and aviation lines.
Net premiums earned in our reinsurance segment in 2017 increased by $161 million or 7%, compared to 2016. The increase in net premiums earned was driven by an increase in gross premiums earned attributable to agriculture, motor and property lines partially offset by an increase in ceded premium earned in professional lines, agriculture and property lines together with a decrease in gross premiums earned in professional lines.
Other Insurance Related Income (Loss):
Other insurance related income in 2018 of $11 million compared to other insurance related loss in 2017 of $1 million, an increase of $12 million, was primarily driven by our reinsurance segment.
Other insurance related loss in 2017 of $1 million compared to other insurance related income in 2016 of $7 million, a decrease of $8 million, was primarily driven by our reinsurance segment.
Underwriting Expenses
The following table provides details of the components of our combined ratio:

Year ended December 31,	2018	% Point Change	2017	% Point Change	2016

Current accident year loss ratio excluding catastrophe and weather-related losses	61.7%	(2.0)	63.7%	1.9	61.8%
Catastrophe and weather-related losses	9.0%	(11.4)	20.4%	14.8	5.6%
Current accident year loss ratio	70.7%	(13.4)	84.1%	16.7	67.4%
Prior year reserve development	(4.1%)	0.8	(4.9%)	3.0	(7.9%)
Net loss and loss expense ratio	66.6%	(12.6)	79.2%	19.7	59.5%
Acquisition cost ratio	20.2%	0.3	19.9%	(0.3)	20.2%
General and administrative expense ratio(1)	13.1%	(0.9)	14.0%	(2.2)	16.2%
Combined ratio	99.9%	(13.2)	113.1%	17.2	95.9%

(1)
The general and administration expense ratio includes corporate expenses not allocated to underwriting segments of 2.3%, 3.1% and 3.2% for 2018, 2017 and 2016, respectively. These costs are further discussed in the 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' section.

Current Accident Year Loss Ratio:
2018 versus 2017: The current accident year loss ratio decreased to 70.7% in 2018 from 84.1% in 2017. The decrease was primarily due to a decrease in catastrophe and weather-related losses. During 2018, we incurred pre-tax catastrophe and weather-related losses, net of reinstatement premiums, of $430 million or 9.0 points, attributable to the California Wildfires, Hurricanes Michael and Florence, Typhoon Jebi as well as U.S. and European weather-related events. Comparatively, in 2017 we incurred $835 million or 20.4 points of losses attributable to catastrophe and weather-related events.
After adjusting for the impact of the catastrophe and weather-related losses, our current accident year loss ratio decreased to 61.7% in 2018 from 63.7% in 2017. The decrease in the current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses was principally due to changes in business mix predominately related to the acquisition of Novae, together with favorable impact of rate and trend, partially offset by elevated loss experience in reinsurance property lines.
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
After adjusting for the impact of the catastrophe and weather-related losses, our current accident year loss ratio increased to 63.7% in 2017 from 61.8% in 2016. The increase in the current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses was principally due to elevated loss experience in insurance and reinsurance property lines, together with the impact of the Ogden Rate change on reinsurance motor lines, and adverse impact of the rate and trend, partially offset by favorable changes in business mix in accident and health lines.

For further discussion on current accident year loss ratios, refer to the insurance and reinsurance segment discussions below.
Estimates for Significant Catastrophe Events:
Our December 31, 2018 net reserve for losses and loss expenses includes estimated amounts for numerous catastrophe events. We caution that the magnitude and/or complexity of losses arising from these events, in particular California Wildfires, Hurricanes Michael and Florence which occurred in 2018 as well as Hurricanes Harvey, Irma and Maria and the two earthquakes in Mexico which occurred in 2017 inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserve for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.
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
Prior Year Reserve Development:
Our net favorable prior year reserve development arises from changes to losses and loss expense estimates related to loss events that occurred in previous calendar years. The following table presents prior year reserve development by segment:

Year ended December 31,	2018	2017	2016

Insurance	$92,806	$60,459	$48,978
Reinsurance	106,856	139,595	243,399
Total	$199,662	$200,054	$292,377

Overview
Short-tail business
Short-tail business includes the underlying exposures in the property and other, marine and aviation reserve classes within our insurance segment and the property and other reserve class within our reinsurance segment.
These reserve classes contributed net favorable prior year development of $86 million in 2018 primarily reflecting the recognition of overall better than expected loss emergence related to the 2017 catastrophe events. These reserve classes contributed net favorable prior year reserve development of $60 million and $148 million in 2017 and 2016, respectively, reflecting the recognition of better than expected loss emergence.
Medium-tail business
Medium-tail business consists primarily of our insurance and reinsurance professional reserve classes, our insurance credit and political risk reserve class and our reinsurance credit and surety reserve class.
Our insurance professional reserve class recorded net favorable prior year development of $32 million, $26 million and $14 million in 2018, 2017 and 2016, respectively. Our reinsurance professional reserve class recognized $21 million, $44 million and $30 million of net favorable prior year development in 2018, 2017 and 2016, respectively. The net favorable prior year loss development on these reserve classes continued to reflect the generally favorable experience on older accident years as we continued to transition to more experience based methods.
Reinsurance credit and surety reserve class recorded net favorable prior year reserve development of $33 million, $33 million and $10 million in 2018, 2017 and 2016, respectively, due to the recognition of generally better than expected loss emergence.
Long-tail business
Long-tail business consists primarily of our insurance and reinsurance liability reserve classes and our reinsurance motor reserve class.
Our insurance liability reserve class recorded net adverse prior year development of $22 million, $8 million and $8 million in 2018, 2017 and 2016, respectively. The net adverse prior year reserve development on our insurance liability reserve class in 2018 was primarily related to reserve strengthening within our U.S. excess casualty book of business. The net adverse prior year reserve development in 2017 and 2016 was primarily attributable to reserve strengthening within our run-off Bermuda excess casualty book of business.
Our reinsurance liability reserve class contributed net favorable prior year reserve development of $23 million, $43 million and $44 million in 2018, 2017 and 2016, respectively. The net favorable prior year reserve development for 2018 was due to progressively increased weight given by management to experience based indications on older accident years. Net favorable prior year reserve development in 2017 and 2016 was also primarily due to the progressively increased weight given by management to experience based indications on older accident years, which have generally been favorable.
Our reinsurance motor reserve class contributed net favorable prior year reserve development of $23 million, $1 million and $55 million in 2018, 2017 and 2016, respectively. The net favorable prior year reserve development on our motor reserve class in 2018 was primarily attributable to non proportional treaty business on older accident years. Net favorable prior year development in 2017 was adversely impacted by the decrease in the discount rate used to calculate lump sum awards in U.K. bodily injury cases, known as the Ogden Rate, which changed from plus 2.5% to minus 0.75% effective March 20, 2017. The net favorable prior year reserve development on the motor reserve class in 2016 related to favorable loss emergence trends on several classes of business spanning multiple accident years.
At the acquisition date, the fair value of reserves for losses and loss expenses for Syndicate 2007 was established giving weight to the observable value of these reserves based on a Reinsurance to Close ("RITC") transaction of the Syndicate’s 2015 and prior years of account, which was completed prior to the allocation of purchase price. Management made no change to the initial estimate when establishing its best estimate of reserves for losses and loss expenses at December 31, 2017 (refer to 'Critical Accounting Estimates – Reserve for Losses and Loss Expenses' for further details).
We caution that conditions and trends that impacted the development of our reserve for losses and loss expenses in the past may not recur in the future.

The following tables map our lines of business to reserve classes and the expected claim tails:

Insurance segment
Reserve class and tail

	Property and other	Marine	Aviation	Credit and political risk	Professional lines	Liability

	Short	Short	Short/Medium	Medium	Medium	Long

Reported lines of business
Property	X
Marine		X
Terrorism	X
Aviation			X
Credit and political risk				X
Professional lines					X
Liability						X
Accident and health	X
Discontinued lines - Novae	X				X	X

Reinsurance segment
Reserve class and tail

	Property and other	Credit and surety	Professional lines	Motor	Liability

	Short	Medium	Medium	Long	Long

Reported lines of business
Catastrophe	X
Property	X
Credit and surety		X
Professional lines			X
Motor				X
Liability					X
Engineering	X
Agriculture	X
Marine and other	X
Accident and health	X
Discontinued lines - Novae	X			X	X
The following sections provide further details on prior year reserve development by segment, reserving class and accident year.
Insurance Segment:

Year ended December 31,	2018	2017	2016

Property and other	$64,781	$11,815	$27,857
Marine	17,913	28,206	12,068
Aviation	(2,938)	1,895	3,113
Credit and political risk	3,609	70	(242)
Professional lines	31,687	26,248	14,005
Liability	(22,246)	(7,775)	(7,823)
Total	$92,806	$60,459	$48,978

In 2018, we recognized $93 million of net favorable prior year reserve development, the principal components of which were:

•	$65 million of net favorable prior year reserve development on property and other lines business primarily due to overall better than expected loss emergence related to the 2017 catastrophe events.

•
$32 million of net favorable prior year reserve development on professional lines business due to the recognition of better than expected loss experience, particularly on the 2014 and 2015 accident years.

•	$18 million of net favorable prior year reserve development on marine business primarily due to better than expected loss emergence on more recent accident years.

•
$22 million of net adverse prior year reserve development on liability business primarily due to reserve strengthening within our U.S. excess casualty book of business mainly driven by a higher frequency of large auto and general liability claims mainly related to the 2015 accident year.

In 2017, we recognized $60 million of net favorable prior year reserve development, the principal components of which were:

•
$28 million of net favorable prior year reserve development on marine business due to better than expected loss emergence on more recent accident years including a large case reserve reduction on a 2013 accident year claim.

•
$26 million of net favorable prior year reserve development on professional lines business due to the recognition of better the expected emerging loss experience, particularly on the 2013 and 2014 accident years.

•	$12 million of net favorable prior year reserve development on property and other business primarily due to overall better than expected loss emergence related to the 2016 accident year.

•
$8 million of net adverse prior year reserve development on liability business due to reserve strengthening on several large claims within our run-off Bermuda excess casualty book of business and limited reserve strengthening within our U.S. excess casualty book of business.

In 2016, we recognized $49 million of net favorable prior year reserve development, the principal components of which were:

•	$28 million of net favorable prior year reserve development on property and other business driven by better than expected loss emergence primarily related to accident years 2012 through 2015.

•
$14 million of net favorable prior year reserve development on professional lines business driven by better than expected development related to various accident years, partially offset by reserve strengthening relating to updated information on specific claims impacting accident years 2010 and 2011.

•
$12 million of net favorable prior year reserve development on marine business driven by better than expected loss emergence primarily driven by reductions in mid-size loss estimates impacting accident year 2015.

•	$8 million of net adverse prior year reserve development on liability business primarily related to reserve strengthening on certain claims within our excess casualty book of business.

Reinsurance Segment:

Year ended December 31,	2018	2017	2016

Property and other	$6,012	$18,564	$104,618
Credit and surety	33,497	32,791	10,488
Professional lines	21,310	44,164	29,592
Motor	22,932	1,155	55,106
Liability	23,105	42,921	43,595
Total	$106,856	$139,595	$243,399

In 2018, we recognized $107 million of net favorable prior year reserve development, the principal components of which were:

•
$33 million of net favorable prior year reserve development on credit and surety business primarily due to generally better than expected loss emergence, primarily related to accident years 2013 and 2014.

•	$23 million of net favorable prior year reserve development on motor business primarily due to non proportional treaty business related to older accident years.

•	$23 million of net favorable prior year reserve development on liability business due to progressively increased weight given by management to experience based indications on older accident years.

•
$21 million of net favorable prior year reserve development on professional lines business reflecting the generally favorable experience on older accident years as we continue to transition to more experience based methods.

In 2017, we recognized $140 million of net favorable prior year reserve development, the principal components of which were:

•
$44 million of net favorable prior year reserve development on professional lines business, reflecting the generally favorable experience on older accident years, particularly 2009 through 2012, as we continue to transition to more experience based methods.

•
$43 million of net favorable prior year reserve development on liability business due to progressively increased weight given by management to experience based indications on older accident years, particularly 2008 through 2010.

•	$33 million of net favorable prior year reserve development on credit and surety business, due to better than expected loss emergence, primarily related to accident years 2012 through 2015.

•
$19 million of net favorable prior year development on property and other business due to overall better than expected loss emergence across multiple accident years, partially offset by reserve strengthening related to accident year 2016.

•
$1 million of net favorable prior year reserve development on motor business, due to better than expected loss emergence spanning multiple accident years, largely offset by the impact of the change in Ogden rate.

In 2016, we recognized $243 million of net favorable prior year reserve development, the principal components of which were:

•	$105 million of net favorable prior year development on property and other business, primarily related to the 2010 through 2015 accident years driven by better than expected loss emergence.

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

Acquisition Cost Ratio:

The increase in the acquisition cost ratio to 20.2% in 2018 from 19.9% in 2017 was primarily due to an increase in our insurance segment primarily due to business mix attributable to the acquisition of Novae.

The decrease in the acquisition cost ratio to 19.9% in 2017 from 20.2% in 2016 was driven by a decrease in our reinsurance segment. The decrease in our reinsurance segment's acquisition cost ratio was primarily attributable to changes in business mix, together with favorable adjustments related to loss sensitive features and reinstatement premiums. This decrease was partially offset by an increase in our insurance segment's acquisition cost ratio driven by changes in business mix in accident and health lines.

General and Administrative Expense Ratio:

The decrease in general and administrative expense ratio to 13.1% in 2018 from 14.0% in 2017 was primarily driven by an increase in net premiums earned and fees associated with arrangements with strategic capital partners and a decrease in personnel costs and professional fees, partially offset by an increase in information technology expenses and an increase in general and administrative expenses associated with the acquisition of Novae.

The decrease in the general and administrative expense ratio to 14.0% in 2017 from 16.2% in 2016 was primarily driven by a decrease in performance-related compensation costs and an increase in fees from strategic capital partners.

RESULTS BY SEGMENT

Insurance Segment
Results from our insurance segment were as follows:

Year ended December 31,	2018	% Change	2017	% Change	2016

Revenues:
Gross premiums written	$3,797,592	35%	$2,814,918	16%	$2,432,475
Net premiums written	2,324,747	31%	1,775,825	17%	1,519,559
Net premiums earned	2,362,606	30%	1,816,438	18%	1,534,282
Other insurance related income	3,460	18%	2,944	nm	89

Expenses:
Current year net losses and loss expenses	(1,587,129)		(1,525,886)		(1,026,749)
Prior year reserve development	92,806		60,459		48,978
Acquisition costs	(399,193)		(270,229)		(206,619)
General and administrative expenses	(395,252)		(325,368)		(327,351)
Underwriting income (loss)	$77,298	nm	$(241,642)	nm	$22,630

		% Point Change		% Point Change
Ratios:
Current accident year loss ratio excluding catastrophe and weather-related losses	58.5%	(2.8)	61.3%	2.3	59.0%
Catastrophe and weather-related losses	8.7%	(14.0)	22.7%	14.8	7.9%
Current year loss ratio	67.2%	(16.8)	84.0%	17.1	66.9%
Prior year reserve development	(4.0%)	(0.7)	(3.3%)	(0.1)	(3.2%)
Net loss and loss expense ratio	63.2%	(17.5)	80.7%	17.0	63.7%
Acquisition cost ratio	16.9%	2.0	14.9%	1.4	13.5%
General and administrative expense ratio	16.8%	(1.1)	17.9%	(3.4)	21.3%
Combined ratio	96.9%	(16.6)	113.5%	15.0	98.5%

nm – not meaningful

Gross Premiums Written:
The following table provides gross premiums written by line of business:

							% Change
Year ended December 31,	2018		2017		2016		2017 to 2018	2016 to 2017

Property	$1,192,807	31%	$738,373	25%	$672,891	27%	62%	10%
Marine	367,047	10%	241,393	9%	225,609	9%	52%	7%
Terrorism	61,663	2%	47,514	2%	38,146	2%	30%	25%
Aviation	89,673	2%	83,906	3%	53,173	2%	7%	58%
Credit and political risk	190,433	5%	91,316	3%	49,930	2%	nm	83%
Professional lines	1,115,213	29%	922,502	33%	845,358	35%	21%	9%
Liability	553,461	15%	473,935	17%	405,030	17%	17%	17%
Accident and health	210,502	6%	201,159	7%	142,338	6%	5%	41%
Discontinued lines - Novae	16,793	—%	14,820	1%	—	—%	nm	—%
Total	$3,797,592	100%	$2,814,918	100%	$2,432,475	100%	35%	16%

2018 versus 2017: Gross premiums written in 2018 increased by $983 million or 35% compared to 2017. The increase in gross premiums written included $923 million attributable to property, marine, professional lines and credit and political risk lines associated with our acquisition of Novae. In addition, gross premiums written increased by $60 million or 2% ($45 million or 2% on a constant currency basis) primarily attributable to professional lines and liability lines driven by new business opportunities, partially offset by a decrease in property, marine and accident and health lines. The decrease in property lines was due to our exit from onshore energy business in the fourth quarter of 2017 together with our exit from some U.S. retail insurance operations in the fourth quarter of 2016. The decrease in marine lines was due to non-renewals. The decrease in accident and health lines was due to the cancellation of certain program business.

2017 versus 2016: Gross premiums written in 2017 increased by $382 million or 16% compared to 2016. In 2017, the increase in gross premiums written included $241 million attributable to property, professional lines, marine as well as credit and political risk lines associated with our acquisition of Novae. In addition, gross premium written increased by $141 million or 6% ($137 million or 6% on a constant currency basis) primarily attributable to new business opportunities in accident and health, liability, and professional lines together with an increase in aviation lines associated with our acquisition of Aviabel. These increases were partially offset by a decrease in property lines following our exit from U.S. retail insurance operations last year and a decrease in marine lines largely driven by timing differences.

Ceded Premiums Written:

2018 versus 2017: Ceded premiums written in 2018 were $1,473 million, or 39%, of gross premiums written, compared to $1,039 million, or 37%, in 2017. The increase in ceded premiums written included $308 million primarily attributable to property, professional lines, marine, and credit and political risk lines associated with our acquisition of Novae. In addition, ceded premiums written increased by $126 million driven by our property, professional lines and liability lines.
2017 versus 2016: Ceded premiums written in 2017 were $1,039 million or 37% of gross premiums written, compared to $913 million, or 38% in 2016. The increase in ceded premiums written included $102 million primarily attributable to property and professional lines associated with our acquisition of Novae. In addition, ceded premiums written increased by $25 million driven by liability lines, partially offset by a decrease in premiums ceded in property lines.

Net Premiums Earned:
The following table provides net premiums earned by line of business:

							% Change
Year ended December 31,	2018		2017		2016		2017 to 2018	2016 to 2017

Property	$796,945	34%	$543,342	30%	$426,918	28%	47%	27%
Marine	300,944	13%	181,533	10%	150,046	10%	66%	21%
Terrorism	49,150	2%	36,084	2%	33,279	2%	36%	8%
Aviation	74,203	3%	75,107	4%	44,980	3%	(1%)	67%
Credit and political risk	102,825	4%	56,432	3%	57,964	4%	82%	(3%)
Professional lines	570,241	24%	519,759	29%	510,806	33%	10%	2%
Liability	229,373	10%	188,770	10%	169,182	11%	22%	12%
Accident and health	207,777	9%	199,121	11%	141,107	9%	4%	41%
Discontinued lines - Novae	31,148	1%	16,290	1%	—	—%	nm	nm
Total	$2,362,606	100%	$1,816,438	100%	$1,534,282	100%	30%	18%

2018 versus 2017: Net premiums earned in 2018 increased by $546 million or 30% compared to 2017. The increase in net premiums earned included $575 million primarily attributable to property, marine, credit and political risk and professional lines associated with our acquisition of Novae. Excluding the impact of Novae, net premiums earned decreased by $29 million or 2% ($40 million or 2% on a constant currency basis) attributable to property lines, partially offset by an increase in liability lines.
The decrease was driven by an increase in ceded premiums earned in our liability and property lines, together with a decrease in gross premiums earned in property, partially offset by an increase in gross premiums earned in our liability lines.
2017 versus 2016: Net premiums earned in 2017 increased by $282 million or 18% compared to 2016. The increase in net premiums earned included $162 million primarily attributable to property and marine lines associated with our acquisition of Novae. In addition, net premiums earned increased by $120 million or 8% ($110 million or 7% on a constant currency basis) attributable to accident and health, property and aviation lines.
This increase was driven by an increase in gross premiums earned in accident and health lines due to strong premium growth in recent periods together with premium growth in aviation lines associated with our recent acquisition of Aviabel, partially offset by a decrease in ceded premiums earned in property lines.
Loss Ratio:
The table below shows the components of our loss ratio:

Year ended December 31,	2018	% Point Change	2017	% Point Change	2016

Current accident year	67.2%	(16.8)	84.0%	17.1	66.9%
Prior year reserve development	(4.0%)	(0.7)	(3.3%)	(0.1)	(3.2%)
Loss ratio	63.2%	(17.5)	80.7%	17.0	63.7%

Current Accident Year Loss Ratio:
2018 versus 2017: The current accident year loss ratio decreased to 67.2% in 2018 from 84.0% in 2017. The decrease was primarily due to a decrease in catastrophe and weather-related losses. During 2018, we incurred pre-tax catastrophe and weather-related net losses of $204 million, or 8.7 points attributable to Hurricanes Michael and Florence, the California Wildfires as well as U.S. and European weather-related events. Comparatively, in 2017 we incurred $412 million, or 22.7 points of losses attributable to catastrophe and weather-related events.

After adjusting for the impact of the catastrophe and weather-related losses, our current accident year loss ratio decreased to 58.5% in 2018 from 61.3% in 2017. The decrease in the current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses was principally due to favorable changes in business mix predominantly related to the acquisition of Novae together with favorable impact of rate and trend.
2017 versus 2016: The current accident year loss ratio increased to 84.0% in 2017 from 66.9% in 2016. The increase was primarily due to an increase in catastrophe and weather-related losses. During 2017 we incurred pre-tax catastrophe and weather-related net losses of $412 million, or 22.7% points attributable to Hurricanes Harvey, Irma and Maria, the two earthquakes in Mexico, the wildfires in Northern and Southern California and other U.S. weather-related events. Comparatively, in 2016 we incurred $121 million, or 7.9 points of losses attributable to catastrophe and weather-related events.
After adjusting for the impact of the catastrophe and weather-related losses, our current accident year loss ratio increased to 61.3% in 2017 from 59.0% in 2016. The increase in the current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses was principally due to an increase in attritional loss experience in property lines together with the adverse impact of rate and trend, partially offset by a decrease in mid-size loss experience in marine and credit and political risk lines and favorable changes in business mix (refer to 'Underwriting Results – Consolidated – Prior Year Reserve Development' for further details).
Acquisition Cost Ratio:
The increase in the acquisition cost ratio to 16.9% in 2018 from 14.9% in 2017 was primarily due to business mix attributable to the acquisition of Novae.
The increase in the acquisition cost ratio to 14.9% in 2017 from 13.5% in 2016, was primarily attributable to changes in business mix in accident and health lines.
General and Administrative Expense Ratio:
The decrease in the general and administrative expense ratio to 16.8% in 2018 from 17.9% in 2017, was primarily driven by to an increase in net premiums earned, a decrease in personnel costs and professional fees, partially offset by an increase in general and administrative expenses associated with the acquisition of Novae and in increase in the allocation of corporate costs to the segment.
The decrease in the general and administrative expense ratio to 17.9% in 2017 from 21.3% in 2016 was primarily driven by a decrease in performance-related compensation costs and an increase in net earned premium, partially offset by general and administrative expenses associated with the acquisition of Novae.

Reinsurance Segment
Results from our reinsurance segment were as follows:

Year ended December 31,	2018	% Change	2017	% Change	2016

Revenues:
Gross premiums written	$3,112,473	14%	$2,741,355	8%	$2,537,733
Net premiums written	2,334,215	4%	2,251,318	1%	2,233,415
Net premiums earned	2,428,889	4%	2,332,322	7%	2,171,343
Other insurance related income (losses)	7,162	nm	(4,184)	nm	7,133

Expenses:
Current year net losses and loss expenses	(1,802,820)		(1,961,940)		(1,469,825)
Prior year reserve development	106,856		139,595		243,399
Acquisition costs	(569,642)		(553,362)		(540,257)
General and administrative expenses	(123,916)		(124,115)		(155,350)
Underwriting income (loss)	$46,529	nm	$(171,684)	nm	$256,443

		% Point Change		% Point Change
Ratios:
Current accident year loss ratio excluding catastrophe and weather-related losses	64.8%	(0.8)	65.6%	1.8	63.8%
Catastrophe and weather-related losses	9.4%	(9.1)	18.5%	14.6	3.9%
Current year loss ratio	74.2%	(9.9)	84.1%	16.4	67.7%
Prior year reserve development	(4.4%)	1.6	(6.0%)	5.2	(11.2%)
Net loss and loss expense ratio	69.8%	(8.3)	78.1%	21.6	56.5%
Acquisition cost ratio	23.5%	(0.2)	23.7%	(1.2)	24.9%
General and administrative expense ratio	5.1%	(0.2)	5.3%	(1.8)	7.1%
Combined ratio	98.4%	(8.7)	107.1%	18.6	88.5%

nm – not meaningful

Gross Premiums Written:
The following table provides gross premiums written by line of business for the years indicated:

							% Change
Year ended December 31,	2018		2017		2016		2017 to 2018	2016 to 2017

Catastrophe	$536,243	17%	$436,707	17%	$324,884	12%	23%	34%
Property	342,789	11%	352,609	13%	282,535	11%	(3%)	25%
Professional lines	268,181	9%	252,272	9%	268,403	11%	6%	(6%)
Credit and surety	329,126	11%	205,352	7%	319,077	13%	60%	(36%)
Motor	499,727	16%	391,923	14%	346,087	14%	28%	13%
Liability	438,767	14%	420,701	15%	422,489	17%	4%	—%
Agriculture	226,246	7%	236,200	9%	158,278	6%	(4%)	49%
Engineering	60,358	2%	77,134	3%	68,892	3%	(22%)	12%
Marine and other	44,741	1%	55,925	2%	59,321	2%	(20%)	(6%)
Accident and health	365,660	12%	312,919	11%	287,767	11%	17%	9%
Discontinued lines - Novae	635	—%	(387)	—%	—	—%	nm	nm
Total	$3,112,473	100%	$2,741,355	100%	$2,537,733	100%	14%	8%

2018 versus 2017: Gross premiums written in 2018 increased by $371 million or 14% compared to 2017. The increase in gross written premiums included $100 million attributable to catastrophe, and marine and aviation lines associated with our acquisition of Novae. In addition, gross premiums written increased by $271 million or 10% ($192 million or 7% on a constant currency basis) primarily attributable to credit and surety, motor, accident and health, catastrophe, professional lines and liability lines, partially offset by a decrease in marine and other lines.
The increase in credit and surety, and motor lines was largely due to restructuring of large quota share treaties which affected the timing of premium recognition, together with the favorable impact of foreign exchange movements as the weakening of the U.S. dollar drove comparative premium increases in treaties denominated in foreign currencies in the first quarter, and new business opportunities. In addition, the increase in credit and surety lines was due to favorable premium adjustments. The increase in motor lines was also attributable to rate increases in U.K. non-proportional motor business following the reduction in the Ogden Rate during the first quarter of 2017. The increase in accident and health, catastrophe, liability and professional lines was due to new business. Increased line sizes on a number of treaties also contributed to the increase in catastrophe and liability lines. These increases were partially offset by a decrease in marine and other lines due to the non-renewal of a large treaty.

2017 versus 2016: Gross premiums written in 2017 increased by $204 million or 8% compared to 2016. The increase in gross written premiums was attributable to catastrophe, agriculture, property and motor lines, partially offset by a decrease in credit and surety lines.

The increase in catastrophe and property lines was driven by new business spread across several cedants. Favorable premium adjustments and reinstatement premiums also contributed to the increase in premiums written in catastrophe, property and agriculture lines. The increase in motor lines was driven by new business and favorable premium adjustments, partially offset by the impact of foreign exchange movements and a lower level of premiums written on a multi-year basis during 2017, compared to 2016. The decrease in credit and surety lines was primarily due to a lower level of premiums written on a multi-year basis.

Ceded Premiums Written:

2018 versus 2017: Ceded premiums written in 2018 were $778 million, or 25%, of gross premiums written, compared to $490 million, or 18%, in 2017. The increase in ceded premiums written included $29 million primarily attributable to catastrophe, marine and aviation lines associated with the acquisition of Novae. In addition, ceded premiums written increased by $259 million, or 53% attributable to accident and health, credit and surety, and liability lines primarily due to an increase in premiums ceded to a new quota share retrocessional treaty which covers these lines of business. The increase in catastrophe lines was due to an increase in premiums ceded to our strategic capital partners and costs associated with purchasing catastrophe bond protection.

2017 versus 2016: Premiums ceded in 2017 were $490 million or 18%, of gross premiums written, compared to $304 million or 12% in 2016. The increase was due to an increase in premiums ceded to retrocessional treaties which cover catastrophe, credit and surety, and agriculture lines.
Net Premiums Earned:
The following table provides net premiums earned by line of business:

							% Change
Year ended December 31,	2018		2017		2016		2017 to 2018	2016 to 2017

Catastrophe	$250,016	12%	$209,470	10%	$199,825	8%	19%	5%
Property	317,038	13%	304,376	13%	272,403	13%	4%	12%
Professional lines	220,687	9%	226,622	10%	289,868	13%	(3%)	(22%)
Credit and surety	250,276	10%	244,186	10%	252,210	12%	2%	(3%)
Motor	438,693	18%	371,501	16%	318,863	15%	18%	17%
Liability	363,292	15%	351,940	15%	332,479	15%	3%	6%
Agriculture	176,435	7%	195,391	8%	142,501	7%	(10%)	37%
Engineering	67,932	3%	66,291	3%	62,833	3%	2%	6%
Marine and other	35,570	1%	64,449	3%	57,322	3%	(45%)	12%
Accident and health	299,813	12%	289,925	12%	243,039	11%	3%	19%
Discontinued lines - Novae	9,137	—%	8,171	—%	—	—%	12%	nm
Total	$2,428,889	100%	$2,332,322	100%	$2,171,343	100%	4%	7%

2018 versus 2017: Net premiums earned in 2018 increased by $97 million or 4% compared to 2017. The increase in net premiums earned included $50 million primarily attributable to catastrophe, and marine and aviation lines associated with our acquisition of Novae. In addition, net premiums earned increased by $47 million or 2% ($27 million or 1% on a constant currency basis) driven by an increase in gross premiums earned in motor, liability and property lines, partially offset by an increase in ceded premiums earned in liability, agriculture and motor lines, together with a decrease in gross premiums earned in marine and other, and agriculture lines.

2017 versus 2016: Net premiums earned in 2017 increased by $161 million or 7% compared to 2016. The increase in net premiums earned was driven by an increase in gross premiums earned attributable to new business written in property and motor lines, as well as favorable premium adjustments impacting agriculture, motor and property lines, partially offset by decrease in gross premiums earned in professional lines.
The increase in gross premiums earned was partially offset by an increase in ceded premium earned reflecting the impact of the retrocessions to Harrington Reinsurance Ltd. ("Harrington Re") on professional lines and increased retrocessions in agriculture and property lines.

Other Insurance Related Income (Loss):
Other insurance related income in 2018 of $7 million compared to other insurance related loss in 2017 of $4 million, an increase of $11 million, primarily related to net realized losses on our weather and commodities derivative portfolio which were recognized in 2017.
Other insurance related loss in 2017 of $4 million compared to other insurance related income in 2016 of $7 million, a decrease of $11 million, primarily related to a decrease in realized gains on our weather and commodities derivative portfolio and a decrease in profit commissions associated with third party retrocessions, partially offset by fees from strategic capital partners and an increase in realized gains on economic hedges purchased to protect agriculture lines against fluctuations in commodity prices.

Loss Ratio:
The table below shows the components of our loss ratio:

Year ended December 31,	2018	% Point Change	2017	% Point Change	2016

Current accident year	74.2%	(9.9)	84.1%	16.4	67.7%
Prior year reserve development	(4.4%)	1.6	(6.0%)	5.2	(11.2%)
Loss ratio	69.8%	(8.3)	78.1%	21.6	56.5%

Current Accident Year Loss Ratio:
2018 versus 2017: The current accident year loss ratio decreased to 74.2% in 2018 from 84.1% in 2017. The decrease was primarily due to a decrease catastrophe and weather-related losses. During 2018, we incurred pre-tax catastrophe and weather-related losses, net of reinstatement premiums, of $226 million, or 9.4 points attributable to the California wildfires, Hurricanes Michael and Florence, Typhoon Jebi and other U.S. weather-related events. Comparatively, in 2017 we incurred $422 million or 18.5 points of net losses attributable to catastrophe and weather-related events.
After adjusting for the impact of the catastrophe and weather-related losses, our current accident year loss ratio decreased to 64.8% in 2018 from 65.6% in 2017. The decrease in the current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses was principally due to the impact of significant rate increases in U.K. non-proportional motor business following the reduction in the Ogden Rate during the first quarter of 2017, partially offset by elevated attritional and mid-size loss experience in property lines.
2017 versus 2016: The current accident year loss ratio increased to 84.1% in 2017 from 67.7% in 2016. The increase was primarily due to an increase in catastrophe and weather-related losses. During 2017, we incurred pre-tax catastrophe and weather-related losses, net of reinstatement premiums, of $422 million, or 18.5 points attributable to the Hurricanes Harvey, Irma and Maria, the two earthquakes in Mexico, the wildfires in Northern and Southern California and other U.S. weather-related events. Comparatively, in 2016 we incurred $83 million or 3.9 points of net losses attributable to catastrophe and weather-related events.
After adjusting for the impact of the catastrophe and weather-related losses, our current accident year loss ratio increased to 65.6% in 2017 from 63.8% in 2016. The increase in the current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses was principally due to a large risk loss in property lines, the impact of the Ogden Rate change in motor lines and adverse impact of rate and trend (refer to 'Underwriting Results – Consolidated – Prior Year Reserve Development' for further details).
Acquisition Cost Ratio:
The acquisition cost ratio of 23.5% in 2018 was comparable to 23.7% in 2017.
The decrease in the acquisition cost ratio to 23.7% in 2017 from 24.9% in 2016 was primarily attributable to changes in business mix, together with a decrease in adjustments related to loss-sensitive features, the impact of favorable reinstatement premium adjustments, partially offset by the impact of retrocessional contracts with lower acquisition costs.

General and Administrative Expense Ratio:
The general and administrative expense ratio of 5.1% in 2018 was comparable to 5.3% in 2017.
The decrease in the general and administrative expense ratio to 5.3% in 2017 from 7.1% in 2016, was primarily driven by a decrease in performance-related compensation costs, together with an increase in fees from our strategic capital partners.

OTHER EXPENSES (REVENUES), NET

The following table provides a summary of our other expenses (revenues), net:

Year ended December 31,	2018	% Change	2017	% Change	2016

Corporate expenses	$108,221	(17%)	$129,945	8%	$120,016
Foreign exchange losses (gains)	(29,165)	nm	134,737	nm	(121,295)
Interest expense and financing costs	67,432	23%	54,811	7%	51,360
Income tax (benefit) expense	(29,486)	nm	(7,542)	nm	6,340
Total	$117,002	nm	$311,951	nm	$56,421

nm-not meaningful
Corporate Expenses
Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 2.3%, 3.1% and 3.2% in 2018, 2017 and 2016, respectively. The decrease in corporate expenses in 2018 compared to 2017 was primarily driven by an increase in the allocations of corporate costs to our insurance and reinsurance segments, together with a decrease in personnel costs, partially offset by an increase in information technology project costs.

The increase in corporate expenses during 2017 compared to 2016 was primarily driven by higher personnel costs including senior executive transition costs as well as executive retirement costs, and information technology project costs, partially offset by a decrease in performance-related compensation costs.

Foreign Exchange Losses (Gains)

Some of our business is written in currencies other than the U.S. dollar. Foreign exchange gains in 2018 were driven primarily by the impact of the strengthening of the U.S. dollar on the re-measurement of net insurance-related liabilities mainly denominated in pound sterling and euro.

Foreign exchange losses in 2017 were driven primarily by the impact of the weakening of the U.S. dollar on the re-measurement of net insurance-related liabilities mainly denominated in pound sterling and euro. In addition, foreign exchange losses included the reclassification of the cumulative translation adjustment balance of $24 million related to AXIS Specialty Australia from accumulated other comprehensive income in the consolidated balance sheet to foreign exchange losses (gains) in the consolidated statement of operations due to the wind-down of these operations which was substantially complete at March 31, 2017.

Foreign exchange gains in 2016 were driven primarily by the impact of the strengthening of the U.S. dollar on the re-measurement of net insurance-related liabilities mainly denominated in pound sterling.

Interest Expense and Financing Costs

Interest expense and financing costs are related to interest due on 5.875% Senior Notes issued in 2010, 2.65% Senior Notes and the 5.15% Senior Notes issued in 2014, and 4.0% Senior Notes issued in the fourth quarter of 2017. Interest expense and financing costs increased by $12 million in 2018 compared to 2017, primarily attributable to costs associated with the 4.0% Senior Notes which were executed to refinance the 2.65% Senior Notes that will mature and be repaid in 2019.

Interest expense and financing costs increased by $4 million in 2017 compared to 2016, primarily attributable to costs associated with the Dekania Notes issued by Novae on June 30, 2004.

Income Tax (Benefit) Expense

Income tax (benefit) primarily results from income (loss) generated by our foreign operations in the U.S. and Europe. Our effective tax rate, which is calculated as income tax (benefit) expense divided by income before tax including interest in loss of equity method investments, was (217.9)%, 2.0%, and 1.2%, in 2018, 2017, and 2016, respectively. This effective rate can vary between years depending on the distribution of net income (loss) among tax jurisdictions, as well as other factors.

The tax benefit of $29 million in 2018 was primarily attributable to the geographic distribution of pre-tax losses with the benefit being driven by losses in our U.K. and European operations, partially offset by income in our U.S. operations.

The tax benefit of $8 million in 2017 was primarily attributable to the geographic distribution of pre-tax losses with the benefit being driven by losses in our U.S. and U.K. operations, share based compensation excess tax benefits which were recognized in the year, a tax adjustment related to the bargain purchase gain recognized in connection with the acquisition of Aviabel, largely offset by a tax charge of $42 million related to the revaluation of net deferred tax assets associated with the reduction in the U.S. corporate income tax rate from 35% to 21% enacted as part of the U.S. Tax Reform.

The tax expense of $6 million in 2016 was primarily by attributable to the geographic distribution of pre-tax income with the expense being driven by income in our European and U.S. operations.

NET INVESTMENT INCOME AND NET INVESTMENT GAINS (LOSSES)

Net Investment Income
The following table provides details of income earned from our cash and investment portfolio by major asset class:

Year ended December 31,	2018	% Change	2017	% Change	2016

Fixed maturities	$356,273	14%	$312,662	2%	$305,459
Other investments	48,959	(36%)	76,858	81%	42,514
Equity securities	10,077	(32%)	14,919	(9%)	16,306
Mortgage loans	13,566	26%	10,780	35%	7,996
Cash and cash equivalents	27,566	nm	10,057	9%	9,209
Short-term investments	9,365	nm	2,718	32%	2,060
Gross investment income	465,806	9%	427,994	12%	383,544
Investment expense	(27,299)	—%	(27,189)	(10%)	(30,209)
Net investment income	$438,507	9%	$400,805	13%	$353,335

Pre-tax yield:(1)
Fixed maturities	3.0%		2.7%		2.6%

nm - not meaningful

(1)	Pre-tax yield is calculated by dividing net investment income by the average month-end amortized cost balances for the periods indicated.

Fixed Maturities
2018 versus 2017: Net investment income in 2018 was $356 million compared to net investment income of $313 million in 2017, an increase of $43 million or 14%, due to an increase in yields as well as a larger investment base associated with the acquisitions of Novae and Aviabel.
2017 versus 2016: Net investment income in 2017 was $313 million compared to net investment income of $305 million in 2016, an increase of $8 million or 2%, attributable to our acquisitions of Novae and Aviabel.
Other Investments
Other investments include hedge funds, direct lending funds, private equity funds, real estate funds, other privately held investments, indirect investments in CLO-Equities and overseas deposits. These investments are recorded at fair value, with changes in fair value and income distributions reported in net investment income. Consequently, the pre-tax return on other investments may vary materially period over period, particularly during volatile equity and credit markets.

The following table provides details of total net investment income from other investments:

Year ended December 31,	2018	2017	2016

Hedge, direct lending, private equity and real estate funds	$40,295	$69,740	$21,378
Other privately held investments	2,036	4,560	124
CLO-Equities	6,628	2,558	21,012
Total net investment income from other investments(1)	$48,959	$76,858	$42,514

Pre-tax return on other investments(2)	6.4%	9.6%	5.1%

(1)	Excluding overseas deposits.

(2)
The pre-tax return on other investments is calculated by dividing total net investment income from other investments by the average month-end fair value balances held for the periods indicated, excluding overseas deposits.

2018 versus 2017: Pre-tax return on other investments decreased to 6.4% in 2018 compared to 9.6% in 2017. The decrease was due to lower returns from hedge funds reflective of lower returns from equity markets and a decrease in our hedge fund holdings, together with lower returns from direct lending funds reflective of lower returns from credit markets.
2017 versus 2016: Pre-tax return on other investments increased to 9.6% in 2017 compared to 5.1% in 2016. The increase was due to higher returns from hedge and direct lending funds as a result of the strong performance of global equity and credit markets.

Net Investment Gains (Losses)
Fixed maturities classified as available for sale are reported at fair value. The effect of market movements on fixed maturities is reported in net investment gains (losses) only when these securities are sold or impaired.
Equity securities are reported at fair value. The effect of market movements on equity securities is also reported in net investment gains (losses) when securities are sold or impaired. In addition, changes in the fair value of equity securities are reported in net investment gains (losses) as opposed to other comprehensive income following the adoption of ASU 2016-01 in the first quarter of 2018.
Changes in the fair value of investment derivatives, mainly foreign exchange forward contracts and exchange traded interest rate swaps, are recorded in net investment gains (losses).

The following table provides details of net investment gains (losses):

Year ended December 31,	2018	2017	2016

On sale of investments:
Fixed maturities and short-term investments	$(96,086)	$(26,396)	$(48,193)
Equity securities	17,046	77,384	2,949
	(79,040)	50,988	(45,244)
OTTI charges recognized in net income	(9,733)	(14,493)	(26,210)
Change in fair value of investment derivatives	5,445	(8,269)	10,929
Change in fair value of equity securities	(66,890)	—	—
Net investment gains (losses)	$(150,218)	$28,226	$(60,525)

2018 versus 2017: Net investment losses in 2018 were $150 million compared to net investment gains of $28 million in 2017. Net investment losses reported in 2018 primarily reflected net realized investment losses on the sale of agency RMBS, U.S. government and corporate debt securities and net unrealized investment losses on equity securities of $67 million which were reported in net investment gains (losses) as opposed to other comprehensive income following the adoption of ASU 2016-01.

2017 versus 2016: Net investment gains in 2017 were $28 million compared to net investment losses of $61 million in 2016. Net investment gains reported in 2017 primarily reflected net realized investment gains on the sale of ETFs, as a result of the strong performance of global equity markets. This was partially offset by foreign exchange losses on non-U.S. denominated fixed maturities, as a result of the strengthening of the U.S. dollar during 2017.

On Sale of Investments
Generally, sales of individual securities occur when there are changes in the relative value, credit quality, or duration of a particular issue. We may also sell to re-balance our investment portfolio in order to change exposure to particular asset classes or sectors.

OTTI Charges

The following table provides details of the OTTI charge (refer to 'Critical Accounting Estimates – OTTI' for details of our impairment review process) recognized in net income by asset class:

Year ended December 31,	2018	2017	2016

Fixed maturities:
Non-U.S. government	$4,697	$8,187	$3,557
Corporate debt	4,995	6,306	20,093
Non-Agency CMBS	41	—	—
	9,733	14,493	23,650
Equity securities:
Exchange-traded funds	—	—	2,560
	—	—	2,560
Total OTTI charge recognized in net income	$9,733	$14,493	$26,210

2018 versus 2017: OTTI losses in 2018 were $10 million compared to $14 million in 2017 a decrease of $4 million. The decrease in 2018 compared to 2017 was mainly due to higher losses related to non-U.S. denominated securities due to the strengthening of the U.S. dollar against the pound sterling and the euro in 2017. The current year OTTI losses included impairments on non-U.S. denominated securities as a result of foreign exchange losses and non-investment grade corporate debt securities that have had a significant decline in value.
2017 versus 2016: OTTI losses in 2017 were $14 million compared to $26 million in 2016, a decrease of $12 million. The decrease in 2017 compared to 2016 was mainly due to higher losses related to non-U.S. denominated securities as a result of the decline in foreign exchange rates against the U.S. dollar in 2016. The current year OTTI losses included impairments on

non-U.S. denominated securities as a result of foreign exchange losses and non-investment grade corporate debt securities that have had a significant decline in value.
Change in Fair Value of Investment Derivatives
From time to time, we economically hedge foreign exchange exposure and interest rate risk with derivative contracts.
During 2018, our foreign exchange hedges resulted in $3 million of net gains which related primarily to securities denominated in euro and pound sterling as each of these currencies experienced volatility during 2018. We also recorded net gains of $2 million related to interest rate swaps.
During 2017, our foreign exchange hedges resulted in $7 million of net losses which related primarily to securities denominated in the Japanese yen, euro and pound sterling as each of these currencies experienced volatility during 2017. We also recorded net losses of $1 million related to interest rate swaps.
Given that none of our derivative instruments are designated as hedges under current accounting guidance, net unrealized gains (losses) on the hedged securities were recorded in accumulated other comprehensive income in the statement of changes in shareholders’ equity.
Total Return
Our investment strategy is to take a long-term view by actively managing our investment portfolio to maximize total return within certain guidelines and constraints. In assessing returns under this approach, we include net investment income, net investment gains (losses), the change in unrealized investment gains (losses) on fixed maturities, and interest in income (loss) of equity method investments generated by our investment portfolio. The following table provides details of the total return on cash and investments for the periods indicated:

Year ended December 31,	2018	2017	2016

Net investment income	$438,507	$400,805	$353,335
Net investments gains (losses)	(150,218)	28,226	(60,525)
Change in net unrealized investment gains (losses) on fixed maturities(1)	(191,529)	177,259	70,588
Interest in income (loss) of equity method investments	993	(8,402)	(2,094)
Total	$97,753	$597,888	$361,304

Average cash and investments(2)	$15,361,287	$14,854,569	$14,491,830

Total return on average cash and investments, pre-tax:
Including investment related foreign exchange movements	0.6%	4.0%	2.5%
Excluding investment related foreign exchange movements(3)	0.9%	3.5%	3.0%

(1)
Change in net unrealized investment gains (losses) on fixed maturities is calculated by taking net unrealized investment gains (losses) at period end less net unrealized investment gains (losses) at the prior period end.

(2)	The average cash and investments balance is calculated by taking the average of the month-end fair value balances held for the periods indicated.

(3)
Pre-tax total return on average cash and investments excluding foreign exchange rate movements is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to pre-tax total return on cash and investments, the most comparable GAAP financial measure, included foreign exchange gains (losses) of $(48) million, $80 million and $(79) million for the years ended December 31, 2018, 2017 and 2016, respectively.

CASH AND INVESTMENTS

The table below provides details of our cash and investments:

	December 31, 2018	December 31, 2017
	Fair value	Fair value

Fixed maturities	$11,435,347	$12,622,006
Equity securities	381,633	635,511
Mortgage loans	298,650	325,062
Other investments	787,787	1,009,373
Equity method investments	108,103	108,597
Short-term investments	144,040	83,661
Total investments	$13,155,560	$14,784,210

Cash and cash equivalents(1)	$1,830,020	$1,363,786

(1)	Includes restricted cash and cash equivalents of $597 million and $415 million for 2018 and 2017, respectively.
Overview
The fair value of total investments decreased by $1.6 billion in 2018, driven by the settlement of the RITC agreement of the 2015 and prior years of account of Syndicate 2007, funding of operating activities and the decline in market value of fixed maturities due to the widening of credit spreads and the rise in U.S. Treasury rates.

The following provides further analysis on our investment portfolio by asset class:
Fixed Maturities
The table below provides details of our fixed maturities portfolio:

	December 31, 2018		December 31, 2017
	Fair value	% of total	Fair value	% of total

Fixed maturities:
U.S. government and agency	$1,515,697	13%	$1,712,469	14%
Non-U.S. government	493,016	4%	806,299	6%
Corporate debt	4,876,921	44%	5,297,866	43%
Agency RMBS	1,643,308	14%	2,395,152	19%
CMBS	1,092,530	10%	777,728	6%
Non-Agency RMBS	40,687	—%	46,831	—%
ABS	1,637,603	14%	1,436,281	11%
Municipals(1)	135,585	1%	149,380	1%
Total	$11,435,347	100%	$12,622,006	100%

Credit ratings:
U.S. government and agency	$1,515,697	13%	$1,712,469	14%
AAA(2)	4,569,632	40%	4,990,848	39%
AA	874,932	8%	1,050,631	8%
A	1,769,686	15%	2,090,632	17%
BBB	1,678,962	15%	1,758,291	14%
Below BBB(3)	1,026,438	9%	1,019,135	8%
Total	$11,435,347	100%	$12,622,006	100%

(1)	Includes bonds issued by states, municipalities, and political subdivisions.

(2)	Includes U.S. government-sponsored agencies, Residential mortgage-backed securities ("RMBS") and Commercial mortgage-backed securities ("CMBS").

(3)	Non-investment grade and non-rated securities.
At December 31, 2018, fixed maturities had a weighted average credit rating of AA- (2017: AA-), a book yield of 3.1% (2017: 2.5%), an average duration of 3.0 years (2017: 3.3 years) and duration inclusive of interest rate swaps of 2.8 years (2017: 3.2 years). At December 31, 2018, fixed maturities together with short-term investments and cash and cash equivalents (i.e. total investments of $13.4 billion), had a weighted average credit rating of AA- (2017: AA-), an average duration of 2.6 years (2017: 3.0 years), and duration inclusive of interest rate swaps of 2.5 years (2017: 2.9 years).
Our methodology for assigning credit ratings to our fixed maturities is in line with the methodology used for the Barclays U.S. Aggregate Bond index. This methodology uses the middle of Standard & Poor's (S&P), Moody's and Fitch ratings. When ratings from only two of these agencies are available, the lower rating is used. When only one agency rates a security, that rating is used.
To calculate the weighted average credit rating for fixed maturities, we assign points to each rating with 29 points for the highest rating (AAA) and 2 points for the lowest rating (D) and then calculate the weighted average based on the fair values of the individual securities. Securities that are not rated by S&P, Moody’s or Fitch are excluded from weighted average calculations. At December 31, 2018, the fair value of fixed maturities not rated was $55.9 million (2017: $53.1 million).
In addition to managing our credit risk exposure within our fixed maturities portfolio we also monitor the aggregation of country risk exposure on a group-wide basis (refer to Item 1 'Risk and Capital Management' for further details). Country risk exposure is the risk that events within a country, such as currency crises, regulatory changes and other political events, will adversely affect the ability of obligors within the country to honor their obligations. For corporate debt and structured securities, we measure the country of risk exposure based on a number of factors including, but not limited to, location of management, principal operations and country of revenues.
An analysis of our fixed maturities portfolio by major asset classes is detailed below.
Non-U.S. Government
Non-U.S. government securities include bonds issued by non-U.S. governments and their agencies along with supranational organizations (collectively also known as sovereign debt securities). The table below provides details of our exposures to governments in the eurozone and other non-U.S. government concentrations by fair value:

	December 31, 2018			December 31, 2017
Country	Fair value	% of total	Weighted average credit rating	Fair value	% of total	Weighted average credit rating

Eurozone countries:
Belgium	$10,983	2%	AA-	$36,095	4%	AA-
Netherlands	5,534	1%	AA+	42,739	5%	AAA
France	4,156	1%	AA	34,386	4%	AA
Supranationals(1)	3,849	1%	AAA	19,196	2%	AAA
Austria	2,309	—%	AA+	—	—%	—
Spain	1,629	—%	A-	2,948	—%	BBB+
Portugal	876	—%	BBB-	—	—%	—
Germany	—	—%	—	35,332	4%	AA+
Italy	—	—%	—	7,366	1%	BBB
Ireland	—	—%	—	7,060	1%	A
Total eurozone	$29,336	5%	AA	$185,122	21%	AA

Other concentrations:
United Kingdom	$219,452	45%	AA	$275,656	34%	AA
Canada	90,187	18%	AA+	151,027	19%	AA+
Mexico	28,735	6%	BBB+	37,021	5%	BBB+
Other	125,306	26%	A+	157,473	21%	A
Total other concentrations	$463,680	95%	AA+	$621,177	79%	AA-
Total non-U.S. government	$493,016	100%	AA-	$806,299	100%	AA-

(1)	Includes supranationals only within the eurozone.
At December 31, 2018, net unrealized investment losses on non-U.S. government debt was $15 million (2017: net unrealized investment gains of $8 million) which included gross unrealized foreign exchange losses of $13 million (2017: $8 million), mainly on U.K. government bonds.

Corporate Debt
Corporate debt securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. The table below provides details of our corporate debt securities portfolio by sector:

	December 31, 2018			December 31, 2017
	Fair value	% of total	Weighted average credit rating	Fair value	% of total	Weighted average credit rating

Financial institutions:
U.S. banking	$1,075,998	22%	A-	$1,169,750	22%	A-
Foreign banking	433,182	9%	A	600,114	11%	A+
Corporate/commercial finance	305,896	6%	BB	309,589	6%	BB+
Insurance	134,537	3%	A	147,446	3%	A+
Investment brokerage	35,223	1%	A	18,571	—%	BBB+
Total financial institutions	1,984,836	41%	A-	2,245,470	42%	A-

Consumer non-cyclicals	584,248	12%	BBB-	668,621	13%	BBB
Consumer cyclical	468,250	10%	BBB-	513,824	10%	BBB-
Communications	420,511	9%	BBB-	418,945	8%	BBB-
Technology	328,101	7%	BBB-	348,725	7%	BBB
Industrials	321,306	7%	BB	339,819	6%	BB
Energy	267,644	5%	BBB	277,129	5%	BBB
Utilities	149,276	3%	BBB+	156,544	3%	BBB
Other	352,749	6%	A+	328,789	6%	A+
Total	$4,876,921	100%	BBB+	$5,297,866	100%	BBB+

Credit quality summary:
Investment grade	$3,892,399	80%	A-	$4,319,620	82%	A-
Non-investment grade	984,522	20%	B	978,246	18%	B
Total	$4,876,921	100%	BBB+	$5,297,866	100%	BBB+

At December 31, 2018, our non-investment grade portfolio had a fair value of $985 million (2017: $978 million), a weighted average credit rating of B (2017: B) and duration of 2.4 years (2017: 2.0 years). At December 31, 2018, our total corporate debt portfolio, including non-investment grade securities, had a duration of 3.1 years (2017: 3.2 years).

Mortgage-Backed Securities
The table provides details of the fair value of our RMBS and CMBS portfolios by credit rating:

	December 31, 2018		December 31, 2017
	RMBS	CMBS	RMBS	CMBS

Government agency	$1,643,308	$204,744	$2,395,152	$192,034
AAA	20,965	824,226	23,113	509,112
AA	3,066	52,875	109	63,217
A	1,459	9,943	1,913	12,608
BBB	3,218	742	6,896	757
Below BBB(1)	11,979	—	14,800	—
Total	$1,683,995	$1,092,530	$2,441,983	$777,728

(1)	Non-investment grade securities

Residential MBS
Agency RMBS consist of bonds issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association which are primarily AAA rated and are supported by loans which are diversified across geographical areas. At December 31, 2018, our agency RMBS had an average duration of 3.9 years (2017: 4.3 years).
Non-Agency RMBS include mostly investment-grade bonds originated by non-agencies. At December 31, 2018, our non-agency RMBS had an average duration and weighted average life of 0.8 years (2017: 0.8 years) and 4.0 years (2017: 4.2 years), respectively.
Commercial MBS
CMBS include mostly investment-grade bonds originated by non-agencies. At December 31, 2018, approximately 99% (2017: 98%) of our CMBS were rated AA or better. At December 31, 2018, the weighted average estimated subordination percentage of the portfolio was 31% (2017: 29%), which represents the current weighted average estimated percentage of the capital structure subordinated to the investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. At December 31, 2018, our CMBS had an average duration and weighted average life of 4.7 years (2017: 5.1 years) and 5.5 years (2017: 6.0 years), respectively.

Asset-Backed Securities

ABS include mostly investment-grade bonds backed by pools of loans with a variety of underlying collateral, including auto loans, student loans, credit card receivables and collateralized loan obligations ("CLOs") originated by a variety of financial institutions. The table below provides details of the fair value of our ABS portfolio by underlying collateral and credit rating:

	Asset-backed securities
	AAA	AA	A	BBB	Below BBB	Total

At December 31, 2018
CLO - debt tranches	$900,157	$27,492	$—	$9,938	$23,540	$961,127
Auto	365,685	7,872	4,231	—	—	377,788
Student loan	79,419	17,415	—	—	—	96,834
Credit card	33,219	—	—	—	—	33,219
Other	127,638	13,457	24,867	103	2,570	168,635
Total	$1,506,118	$66,236	$29,098	$10,041	$26,110	$1,637,603
% of total	92%	4%	2%	1%	1%	100%

At December 31, 2017
CLO - debt tranches	$795,968	$38,621	$—	$3,617	$3,771	$841,977
Auto	308,991	7,093	9,476	8,731	—	334,291
Student loan	64,755	20,222	—	—	—	84,977
Credit card	26,674	—	—	—	—	26,674
Other	98,628	19,430	25,971	1,625	2,708	148,362
Total	$1,295,016	$85,366	$35,447	$13,973	$6,479	$1,436,281
% of total	90%	6%	2%	1%	1%	100%

At December 31, 2018, the average duration and weighted average life of our ABS portfolio was 0.7 years (2017: 0.7 years) and 3.6 years (2017: 3.8 years), respectively.

Municipals
Municipals comprise revenue and general obligation bonds issued by U.S. domiciled state and municipal entities and are primarily held within the taxable portfolios of our U.S. subsidiaries. The table below provides details of the fair value of our municipal debt portfolio by state and between Revenue bonds and General Obligation ("G.O.") bonds:

	G.O.	Revenue	Total	% of total fair value	Gross unrealized gains	Gross unrealized losses	Weighted average credit rating

At December 31, 2018
New York	$9,805	$29,479	$39,284	29%	$67	$(726)	AA
California	21,371	13,314	34,685	26%	518	(168)	AA-
Utah	—	9,507	9,507	7%	57	—	AA+
Florida	—	9,160	9,160	7%	19	(34)	AA
Michigan	—	9,147	9,147	7%	—	(136)	AA-
Other	4,326	29,476	33,802	24%	253	(333)	AA-
	$35,502	$100,083	$135,585	100%	$914	$(1,397)	AA-

At December 31, 2017
New York	$12,510	$29,211	$41,721	28%	$103	$(569)	AA+
California	20,119	11,597	31,716	21%	663	(98)	AA-
Utah	—	11,626	11,626	8%	87	—	AA+
Michigan	—	9,247	9,247	6%	19	(83)	A+
Florida	—	7,702	7,702	5%	40	(2)	AA
Other	5,558	41,810	47,368	32%	273	(220)	AA-
	$38,187	$111,193	$149,380	100%	$1,185	$(972)	AA

G.O. bonds are backed by the full faith and credit of the authority that issued the debt and are secured by the taxing powers of those authorities. Revenue bonds are backed by the revenue stream generated by the services provided by the issuer (e.g. sewer, water or utility projects). As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than G.O. bonds. At December 31, 2018, 93% (2017: 90%) of our municipals are taxable with the remainder tax exempt.

Gross Unrealized Losses
At December 31, 2018, the gross unrealized investment losses on our fixed maturities portfolio were $215 million (2017: $91 million).
The table below provides information on the severity of the unrealized loss position as a percentage of amortized cost for all investment grade fixed maturities in an unrealized loss position and includes any impact of foreign exchange:

	December 31, 2018			December 31, 2017
Severity of Unrealized Loss	Fair value	Gross unrealized losses	% of total gross unrealized losses	Fair value	Gross unrealized losses	% of total gross unrealized losses

0-10%	$7,496,064	$(151,333)	91%	$6,790,123	$(71,076)	86%
10-20%	88,447	(12,573)	8%	78,348	(11,838)	14%
20-30%	5,557	(1,522)	1%	872	(229)	—%
30-40%	—	—	—%	—	—	—%
40-50%	—	—	—%	—	—	—%
> 50%	—	—	—%	—	—	—%
Total	$7,590,068	$(165,428)	100%	$6,869,343	$(83,143)	100%

The increase in gross unrealized losses on investment-grade fixed maturities reflected the impact of the widening of credit spreads on investment grade corporate debt and the increase in U.S. Treasury rates.
The table below provides information on the severity of the unrealized loss position as a percentage of amortized cost for all non-investment grade fixed maturities in an unrealized loss position and includes any impact of foreign exchange:

	December 31, 2018			December 31, 2017
Severity of Unrealized Loss	Fair value	Gross unrealized losses	% of total gross unrealized losses	Fair value	Gross unrealized losses	% of total gross unrealized losses

0-10%	$779,812	$(31,179)	63%	$270,281	$(5,137)	66%
10-20%	107,931	(15,074)	31%	9,549	(1,408)	18%
20-30%	9,289	(2,931)	6%	1,050	(314)	4%
30-40%	370	(227)	—%	638	(287)	4%
40-50%	—	—	—%	654	(584)	8%
> 50%	—	—	—%	—	—	—%
Total	$897,402	$(49,411)	100%	$282,172	$(7,730)	100%

The increase in gross unrealized losses on non-investment grade fixed maturities is primarily due to the impact of the widening of credit spreads on non-investment grade high yield corporate debt.
Equity Securities
At December 31, 2018, net unrealized investment gains on equity securities were $16 million (2017: $83 million). The decrease was due to a decline in valuations reflective of the performance of the global equity markets.
Mortgage Loans

During 2018, our investment in commercial mortgage loans decreased to $299 million from $325 million, a decrease of $26 million. The commercial mortgage loans are high quality and collateralized by a variety of commercial properties and are diversified geographically throughout the U.S. and by property type to reduce the risk of concentration. At December 31, 2018 and 2017, there were no credit losses or past due amounts associated with our commercial mortgage loans portfolio.
Other Investments
The table below provides details of our other investments portfolio:

	December 31, 2018		December 31, 2017

Hedge funds
Long/short equity funds	$26,779	3%	$38,470	4%
Multi-strategy funds	153,883	20%	286,164	28%
Event-driven funds	13,936	2%	39,177	4%
Total hedge funds	194,598	25%	363,811	36%

Direct lending funds	274,478	35%	250,681	25%
Private equity funds	64,566	8%	68,812	7%
Real estate funds	84,202	11%	50,009	5%
Total hedge, direct lending, private equity and real estate funds	617,844	79%	733,313	73%

CLO-Equities	21,271	2%	31,413	2%
Other privately held investments	44,518	6%	46,430	5%
Overseas deposits	104,154	13%	198,217	20%
Total other investments	$787,787	100%	$1,009,373	100%

During 2018, the fair value of total hedge funds decreased by $169 million in 2018 driven by $178 million of net redemptions offset by $9 million of price appreciation. Certain of these funds may be subject to restrictions on redemptions which may limit our ability to liquidate these investments in the short term. Refer to Item 8, Note 6(c) to the Consolidated Financial Statements 'Investments' for further details on these restrictions and details of unfunded commitments relating to our other investment portfolio.

Overseas deposits include investments in private funds held by Syndicate 2007 in which the underlying investments are primarily U.S. government, non-U.S. government and corporate debt securities. The funds do not trade on an exchange therefore are not included within the available for sale investments category.

Equity Method Investments

During 2016, we paid $108 million including direct transactions costs to acquire 19% of the common equity of Harrington Reinsurance Holdings Limited ("Harrington"), the parent company of Harrington Re, an independent reinsurance company jointly sponsored by AXIS Capital and The Blackstone Group L.P. ("Blackstone"). Harrington is not a VIE. Given that we exercise significant influence over this investee we account for our ownership in Harrington under the equity method of accounting.

During 2017, we recorded an impairment charge of $9 million, related to a U.S. based insurance company, which reduced the carrying value of the investment to $nil. This charge is included in interest in loss of equity method investments in the consolidated statement of operations.

Restricted Assets
Refer to Item 8, Note 6(g) to the Consolidated Financial Statements 'Investments'.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet the short-term and long-term cash requirements of its business operations. We manage our liquidity at both the holding company and operating subsidiary level.
Holding Company
As a holding company, AXIS Capital has no operations of its own and its assets consist primarily of investments in its subsidiaries. Accordingly, AXIS Capital’s future cash flows depend on the availability of dividends or other statutorily permissible distributions, such as returns of capital, from its subsidiaries. The ability to pay such dividends and/or distributions is limited by the applicable laws and regulations of the various countries and states in which AXIS Capital’s subsidiaries operate (refer to Item 8, Note 20 to the Consolidated Financial Statements 'Statutory Financial Information' for further details), as well as the need to maintain capital levels to adequately support insurance and reinsurance operations and to preserve financial strength ratings issued by independent rating agencies. During 2018, AXIS Capital received $200 million (2017: $768 million; 2016: $550 million) of distributions from its subsidiaries. AXIS Capital’s primary uses of funds are dividend payments to both common and preferred shareholders, share repurchases, interest and principal payments on debt, capital investments in subsidiaries and payment of corporate operating expenses. We believe the dividend/distribution capacity of AXIS Capital’s subsidiaries, which was $1.0 billion at December 31, 2018, will provide AXIS Capital with sufficient liquidity for the foreseeable future.
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

The table below provides details of our consolidated cash flows from operating, investing and financing activities in the last three years:

Total cash provided by (used in)(1)	2018	2017	2016

Operating activities	$10,773	$259,229	$406,724
Investing activities	638,554	391,510	(129,036)
Financing activities	(186,207)	(545,688)	(201,587)
Effect of exchange rate changes on cash	3,114	17,228	(9,345)
Increase (decrease) in cash and cash equivalents	$466,234	$122,279	$66,756

(1)	Refer to consolidated statements of cash flows included in Item 8, ‘Financial Statements and Supplementary Data’, for further details.

•
Net cash provided by operating activities was $11 million in 2018, compared to $259 million in 2017 and $407 million in 2016. Our insurance and reinsurance operations typically receive cash inflows from premiums, net of policy acquisition costs, and reinsurance recoverables. Our cash outflows are principally for the payment of claims and loss adjustment expenses, premium payments to reinsurers and operating expenses. Cash provided by operating activities can fluctuate due to timing differences in the collection of premium receivable and reinsurance recoverables and the payment of losses and ceded premiums payable.

•
Operating cash flows decreased in 2018 compared to 2017, primarily attributable to losses paid on short-tail lines of business related to the 2017 and 2018 catastrophe events, consideration paid for the RITC transaction of the 2015 and prior years of account of Syndicate 2007, the quota share retrocessional agreement with Harrington Re, (refer to Item 8, Note 9 to the Consolidated Financial Statements 'Reserve for Losses and Loss Expenses' for further details) and increased purchases of traditional reinsurance and retrocession covers, partially offset by an increase in premium collected due to higher gross premiums written in 2018, together with an increase in reinsurance recoveries, and an increase in interest and dividends received.

The decrease in operating cash flows in 2017 compared to 2016 was primarily attributable to increased purchases of reinsurance and retrocession covers, together with an increase in losses paid primarily in our property, catastrophe, marine as well as our accident and health lines, partially offset by an increase in premium collected due to higher gross premiums written in 2017, together with an increase in reinsurance recoveries.

•
Investing cash inflows in 2018 principally related to the net proceeds from the sale and redemption of fixed maturities of $364 million (2017: $300 million, 2016: $221 million), net proceeds from the sale of equity securities of $173 million (2017: $342 million, 2016: $3 million) and the net proceeds from the sale of other investments of $181 million (2017: $108 million, 2016: $25 million).

•
Financing cash outflows primarily related to dividends paid to common and preferred shareholders on a recurring basis of $176 million in 2018 (2017: $188 million, 2016: $172 million). Financing cash outflows also included common share repurchases of $10 million in 2018 ( 2017: $286 million and 2016: $510 million). We note that market share repurchases are discretionary; the timing and amount of the additional repurchase transactions will depend on a variety of factors including, but not limited to, global (re)insurance and financial market conditions and opportunities, capital management and regulatory considerations (refer to 'Capital Resources – Share Repurchases' below for further details).

In 2018, we also fully redeemed the Dekania Notes at par (refer to Item 8, Note 11(b) to the Consolidated Financial Statements 'Debt and Financing Arrangements' for further details).
In 2017, we redeemed our remaining Series C preferred shares, which resulted in a cash outflow of $351 million and issued senior notes, which resulted in cash inflows of $346 million (refer to Item 8, Note 11(a) to the Consolidated Financial Statements 'Debt and Financing Arrangements' for further details).We used a portion of the proceeds from the issuance of the senior notes to repay a Novae term loan of $67 million.
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
Our net losses and loss expenses, gross of reinstatement premiums, included $327 million for Hurricanes Michael and Florence, the California Wildfires, and Typhoon Jebi in 2018; $744 million for Hurricanes Harvey, Irma and Maria, and the two earthquakes in Mexico and the wildfires in Northern and Southern California in 2017; $331 million for Super Storm Sandy in 2012; $944 million for numerous natural catastrophe and weather events in 2011; $256 million for the Chilean and New Zealand earthquakes in 2010; $408 million for Hurricanes Gustav and Ike in 2008; $1,019 million for Hurricanes Katrina, Rita and Wilma in 2005 and $266 million for Hurricanes Charley, Frances, Ivan and Jeanne in 2004. There remains significant uncertainty associated with our estimates of net losses for certain of these events (refer to 'Underwriting Results – Consolidated – Current Accident Year Loss Ratio' for further details), as well as the timing of the associated cash outflows.
Should claim payment obligations accelerate beyond our ability to fund payments from operating cash flows, we would utilize our cash and cash equivalent balances and/or liquidate a portion of our investment portfolio. Our investment portfolio is heavily weighted towards conservative, high quality and highly liquid securities. We expect that, if necessary, approximately $12.8 billion of cash and invested assets at December 31, 2018 could be available in one to three business days under normal market conditions; of this amount, $5.5 billion relates to restricted assets, which primarily support our obligations in regulatory jurisdictions where we operate as a non-admitted carrier (refer to Item 8, Note 6(g) to the Consolidated Financial Statements 'Investments' for further details). For context, our largest 1-in-250 year return period, single occurrence, single-zone modeled probable maximum loss (Southeast U.S. Hurricane) is approximately $620 million, net of reinsurance; our claim payments pertaining to such an event would be paid out over a period spanning many months. Our internal risk tolerance framework aims to limit both the loss of capital due to a single event, and the loss of capital that would occur from multiple but perhaps smaller events, in any year (refer to Item 1 'Risk and Capital Management' for further details).

We continue to expect that cash flows generated from our operations, combined with the liquidity provided by our investment portfolio, will be sufficient to cover our required cash outflows and other contractual commitments through the foreseeable future. For further details about the anticipated amounts and timing of our contractual obligation and commitments (refer to 'Contractual Obligations and Commitments' below).
Capital Resources
In addition to common equity, we have utilized other external sources of financing, including debt, preferred shares and credit facilities to support our business operations. We believe that we hold sufficient capital to allow us to take advantage of market opportunities and to maintain our financial strength ratings, as well as to comply with various local statutory regulations. We monitor our capital adequacy on a regular basis and will seek to adjust our capital base (up or down) according to the needs of our business (refer to Item 1 'Risk and Capital Management' for further details).
The table below provides details of our consolidated capital position:

At December 31,	2018	2017

Debt	$1,341,961	$1,376,529

Preferred shares	775,000	775,000
Common equity	4,255,071	4,566,264
Shareholders’ equity	5,030,071	5,341,264
Total capital	$6,372,032	$6,717,793

Ratio of debt to total capital	21.1%	20.5%

Ratio of debt and preferred equity to total capital	33.2%	32.0%

We finance our operations with a combination of debt and equity capital. Our debt to total capital and debt and preferred equity to total capital ratios provide an indication of our capital structure, along with some insight into our financial strength.

At December 31, 2018, our consolidated balance sheet reflected a decrease in debt due to the full redemption of our Dekania Notes.

We believe that our financial flexibility remains strong.

Debt

Debt represents the 5.875% Senior Notes issued in 2010, which will mature in 2020, the 2.65% Senior Notes and the 5.15% Senior Notes issued in 2014, which will mature in 2019 and 2045, and the 4.0% Senior Notes issued in 2017, which will mature in 2027 (refer to Item 8, Note 11(a) of the Consolidated Financial Statements 'Debt and Financing Arrangements' for further details). The 4.0% Senior Notes issued in 2017 were executed to refinance the 2.65% Senior Notes that will mature and be repaid in 2019.
Preferred Shares
Series C Preferred Shares
On March 19, 2012, we issued $400 million of 6.875% Series C preferred shares. Dividends on the Series C preferred shares were non-cumulative. To the extent declared, dividends accumulated, with respect to each dividend period, in an amount per share equal to 6.875% of the liquidation preference per annum.

During October and November 2016, we repurchased 1,957,045 Series C preferred shares at an average purchase price of $25.67 per share for $50 million. On April 17, 2017, we redeemed the remaining $351 million of 6.875% Series C preferred shares.

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

Common Equity

Underlying movements in the value of our common equity over the past two years are outlined in the following table:

Year ended December 31,	2018	2017

Common equity - opening	$4,566,264	$5,146,296
Net income (loss)	43,021	(368,969)
Change in unrealized losses on available-for-sale investments, net of tax	(190,829)	172,285
Share repurchases	(10,080)	(285,858)
Common share dividends	(134,748)	(132,182)
Preferred share dividends	(42,625)	(46,810)
Share-based compensation expense recognized in equity	33,505	38,677
Currency translation adjustment	(11,165)	41,938
Other	1,728	887
Common equity - closing	$4,255,071	$4,566,264

Share Repurchases

A common share repurchase plan has not been authorized for 2019.

Credit and Letter of Credit Facilities
We routinely enter into agreements with financial institutions to obtain secured and unsecured credit and letter of credit facilities. These facilities are primarily used for the issuance of letters of credit, in the normal course of operations, to certain (re)insurance operations that purchase reinsurance protection from us. These letters of credit allow those operations to take credit, under local insurance regulations, for reinsurance obtained in jurisdictions where AXIS Capital’s subsidiaries are not licensed or otherwise admitted as an insurer. The value of our letters of credit outstanding is driven by, among other factors, the amount of unearned premium, loss development on existing reserves, the payment patterns of existing reserves, the expansion of our business and the loss experience of that business. A portion of these facilities may also be used for liquidity purposes.
Each of our existing facilities is described further below (refer to Item 8, Note 11(c) of the Consolidated Financial Statements 'Debt and Financing Arrangements' for further details).

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

The terms and conditions of the $500 million secured letter of credit facility under the $750 Million Facility remain unchanged. The $500 million secured letter of credit facility expires December 31, 2019.

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
At December 31, 2018, we had $395 million outstanding under the LOC Facility.

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

The following are the most recent financial strength ratings from internationally recognized agencies in relation to our principal (re)insurance operating subsidiaries:

Rating agency	Agency’s description of rating	Rating and outlook	Agency’s rating definition	Ranking of rating

Standard & Poor’s	An "opinion about the financial security characteristics of an insurance organization, with respect to its ability to pay under its insurance policies and contracts, in accordance with their terms".	A+ (Stable) (1)	"Strong capacity to meet its financial commitments"
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

(1) On July 6, 2017, following the offer to acquire Novae, Standard & Poor's revised its outlook from stable to negative. The change in outlook reflects its concerns about the level of capital redundancy at the 'AAA' level on a pro-forma consolidated basis. On December 12, 2018, Standard & Poor's revised its outlook from negative to stable, which reflects their expectation that the Company's capital redundancy at the 'AAA' level will be restored by year-end 2019.
(2) On February 16, 2018, A.M. Best revised its outlook from stable to negative. The revised outlooks are based on unfavorable trends in the Group's operating performance, particularly from our insurance segment.
(3) Following the offer to acquire Novae, Moody's Investor Service re-affirmed our financial strength rating and outlook.

Contractual Obligations and Commitments
The table below provides details of our contractual obligations and commitments at December 31, 2018 by period due:

	Payment due by period
Contractual obligations and commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating activities
Estimated gross loss and loss expense payments(1)	$12,280,769	$3,339,623	$3,823,196	$2,012,903	$3,105,047
Operating lease obligations(2)	250,906	28,240	52,356	51,813	118,497
Investing activities
Unfunded investment commitments(3)	$510,666	$179,617	150,583	65,900	114,566
Financing activities
Debt (principal payments)(4)	$1,350,000	$250,000	500,000	—	600,000
Debt (interest payments)(4)(5)	$500,754	$46,688	68,438	53,750	331,879
Total	$14,893,095	$3,844,168	$4,594,573	$2,184,366	$4,269,989

(1)
We are obligated to pay claims for specified loss events covered by the (re)insurance contracts that we write. Loss payments represent our most significant future payment obligation. In contrast to our other contractual obligations, our cash payments are not determinable from the terms specified within the underlying contracts. The total amount in the table above reflects our best estimate of our reserve for losses and loss expenses. Actual amounts and timing may differ materially from our best estimate. Refer to ‘Critical Accounting Estimates – Reserve for Losses and Loss Expenses’ for further details. We have not taken into account corresponding reinsurance recoverable amounts that would be due to us.

(2)	In the ordinary course of business, we renew and enter into new leases for office space which expire at various dates.

(3)
We have $507 million of unfunded investment commitments related to our other investments portfolio, which are callable by our investment managers. Refer to Item 8, Note 6(c) to the Consolidated Financial Statements 'Investments' for further details. In addition, we have $4 million of unfunded commitments related to our commercial mortgage loans portfolio.

(4)	Refer to Item 8, Note 11(a) to the Consolidated Financial Statements 'Debt and Financing Arrangements' for further details.

(5)	Debt (interest payments) includes $8 million of unamortized discount and debt insurance expenses.

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
The Company believes that the material items requiring such subjective and complex estimates are:

•	reserves for losses and loss expenses;

•	reinsurance recoverable on unpaid losses, including the provision for uncollectible amounts;

•	gross premiums written;

•	fair value measurements of financial assets and liabilities; and

•	other-than-temporary impairments ("OTTI") in the carrying value of available-for-sale securities.
Significant accounting policies are also important to understanding the consolidated financial statements (refer to Item 8, Note 2 to the Consolidated Financial Statements 'Basis of Presentation and Significant Accounting Policies' for further details).
The Company believes that the amounts included in the consolidated financial statements reflect its best judgment. However, factors such as those described in Item 1A 'Risk Factors' could cause actual events or results to differ materially from the underlying assumptions and estimates which could lead to a material adverse impact on the Company's results of operations, financial condition or liquidity.
Reserve for Losses and Loss Expenses
Overview
We believe the most significant accounting judgment we make is the estimate of our reserve for losses and loss expenses ("loss reserves"). Our loss reserves represent management’s estimate of the unpaid portion of our ultimate liability for losses and loss expenses ("ultimate losses") for (re)insured events that have occurred at or before the balance sheet date. Our loss reserves reflect both claims that have been reported ("case reserves") to us and claims that have been incurred but not reported ("IBNR") to us. Our loss reserves represent our best estimate of what the ultimate settlement and administration of claims will cost, based on our assessment of facts and circumstances known at that particular point in time.
Loss reserves are not an exact calculation of the liability but instead, are complex estimates. The process of estimating loss reserves involves a number of variables (refer to 'Selection of Reported Reserves – Management's Best Estimate' below for further details). We review our estimate of loss reserves each reporting period and consider all significant facts and circumstances then known. As additional experience and other data become available and/or laws and legal interpretations change, we may adjust our previous estimates of loss reserves. Adjustments are recognized in the period in which they are determined therefore they can impact that period's underwriting results either favorably (indicating that our current estimates are lower than our previous estimates) or adversely (indicating that our current estimates are higher than our previous estimates).

Case Reserves
With respect to our insurance business, we are generally notified of losses by our insureds and/or their brokers. Based on this information, our claims personnel estimate our ultimate losses arising from the claim, including the cost of administering the claims settlement process. These estimates reflect the judgment of our claims personnel based on general reserving practices, the experience and knowledge of such personnel regarding the nature of the specific claim and, where appropriate, the advice of legal counsel, loss adjusters and other relevant consultants.
With respect to our reinsurance business, we are generally notified of losses by ceding companies and/or their brokers. For excess of loss contracts, we are typically notified of insured losses on specific contracts and record a case reserve for the estimated ultimate liability arising from the claim. For contracts written on a proportional basis, we typically receive aggregated claims information and record a case reserve based on that information. However, our proportional reinsurance contracts typically require that losses in excess of pre-defined amounts be separately notified so we can adequately evaluate them. Our claims department evaluates each specific loss notification we receive and records additional case reserves when a ceding company’s reserve for a claim is not considered adequate.
In deciding whether to provide treaty reinsurance, we carefully review and analyze a cedant’s underwriting and risk management practices to ensure appropriate underwriting, data capture and reporting procedures. We also undertake an extensive program of cedant audits, using outsourced legal and industry experience where necessary. This allows us to review cedants’ claims administration practices to ensure that reserves are consistent with exposures, adequately established, and properly reported in a timely manner.
IBNR
The estimation of IBNR is necessary due to the time lags between when a loss event occurs and when it is actually reported, which is referred to as a reporting lag. Reporting lags may arise from a number of factors, including but not limited to: the nature of the loss, the use of intermediaries and complexities in the claims adjusting process. As we do not have specific information on IBNR, it must be estimated. IBNR is calculated by deducting incurred losses (i.e. paid losses and case reserves) from management’s best estimate of ultimate losses. In contrast to case reserves, which are established at the contract level, IBNR reserves are generally estimated at an aggregate level and cannot be identified as reserves for a particular loss event or contract (refer to 'Reserving for Significant Catastrophic Events' below for further details).
Reserving Methodology
Sources of Information
Our quarterly reserving process begins with the collection and analysis of paid and incurred claim data for each of our segments. The segmental data is disaggregated by reserve class and further disaggregated by underwriting year and accident year. We use underwriting year information to analyze our business and subsequently allocate reserves to the respective accident years. Our reserve classes are selected to ensure that the underlying contracts have homogeneous loss development characteristics, while remaining large enough to make the estimation of trends credible. We review our reserve classes on a regular basis and adjust them over time as our business evolves. The paid and incurred claim data, in addition to industry benchmarks, serves as a key input to many of the methods employed by our actuaries. The relative weights assigned to our own historical loss data versus industry data vary according to the length of the development profile for the reserve class being evaluated (refer to 'Claim Tail Analysis' below for further details).
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
The following is a brief description of the reserve estimation methods commonly employed by our actuaries including a discussion of their particular strengths and weaknesses:

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

•
Loss Development Method (also referred to as the "Chain Ladder Method" or "Link Ratio Method"): This method assumes that the losses incurred/paid for each accident year or underwriting year at a particular development stage follow a relatively similar pattern. It assumes that on average, every accident year or underwriting year will display the same percentage of ultimate losses incurred/paid at the same point in time after the inception of that year. The percentages incurred/paid are established for each development stage (e.g. 12 months, 24 months, etc.) after examining historical averages from historical loss development data and/or external industry benchmark information. Ultimate losses are then estimated by multiplying the actual incurred/paid losses by the reciprocal of the established incurred/paid percentage. The strengths of this method are that it reacts to loss emergence/payments and that it makes full use of historical claim emergence/payment experience. However, this method has weaknesses when the underlying assumption of stable loss development/payment patterns is not valid. This could be the consequence of changes in business mix, claim inflation trends or claim reporting practices and/or the presence of large claims, among other things. Furthermore, this method tends to produce volatile estimates of ultimate losses where there is volatility in the underlying incurred/paid patterns. In particular, where the expected percentage of incurred/paid losses is low, small deviations between actual and expected claims can lead to very volatile estimates of ultimate losses. As a result, this method is often unsuitable at early development stages for an accident year or underwriting year.

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

As part of our quarterly loss reserve review process, our actuaries employ the estimation method(s) that they believe will produce the most reliable estimate of ultimate losses, at that particular evaluation date, for each reserve class and accident year or underwriting year combination. Often, this is a blend (i.e. weighted average) of the results of two or more appropriate actuarial methods. These ultimate loss estimates are generally utilized to evaluate the adequacy of our ultimate loss estimates for previous accident or underwriting years, established in the prior reporting period. For the initial estimate of the current accident or underwriting year, the available claim data is typically insufficient to produce a reliable estimate of ultimate losses. As a result, our initial estimate for an accident or underwriting year is generally based on the ELR Method for longer tailed lines and a BF method for shorter tailed lines. The initial ELR for each reserve class is established collaboratively by our actuaries, underwriters and management at the start of the year as part of the planning process, taking into consideration prior accident years’ or underwriting years' experience and industry benchmarks, adjusted after considering factors such as exposure trends, rate differences, changes in contract terms and conditions, business mix changes and other known differences between the current year and prior accident or underwriting years. The initial expected loss ratios for a given accident or underwriting year may be modified over time if the underlying assumptions, such as loss development or premium rate changes, differ from the original assumptions.
Key Actuarial Assumptions
The use of the above actuarial methods requires us to make certain explicit assumptions, the most significant of which are: (1) expected loss ratios and (2) loss development patterns.
In our earlier years, we placed significant reliance on industry benchmarks in establishing our expected loss ratios and selecting loss development patterns. Over time, we have placed more reliance on our historical loss experience in establishing these ratios and selecting these patterns where we believe the weight of our own actual experience has become sufficiently credible for consideration. The weight given to our experience differs for each of our three claim tail classes (refer to 'Claim Tail Analysis' below for further details). In establishing expected loss ratios for our insurance segment, we give consideration to a number of other factors, including exposure trends, rate adequacy on new and renewal business, ceded reinsurance costs, changes in claims emergence and our underwriters’ view of terms and conditions in the market environment. For our reinsurance segment, expected loss ratios are based on a contract-by-contract review, which considers information provided by clients together with estimates provided by our underwriters and actuaries about the impact of changes in pricing, terms and conditions and coverage. We also have considered the market experience of some classes of business as compiled and analyzed by an independent actuarial firm, as appropriate.

Claim Tail Analysis

The following table shows total loss reserves for each of our reportable segments, segregated between case reserves and IBNR and by significant reserve class. This table is presented on a gross basis and, therefore, does not include the benefit of reinsurance recoverables on unpaid losses ("reinsurance recoveries").

	2018			2017
At December 31,	Case reserves	IBNR	Total	Case reserves	IBNR	Total

Insurance segment:
Property and other	$757,546	$492,651	$1,250,197	$776,775	$500,039	$1,276,814
Marine	208,661	335,822	544,483	326,225	306,889	633,114
Aviation	102,954	41,554	144,508	99,135	51,480	150,615
Credit and political risk	(3,171)	127,098	123,927	(22,536)	120,287	97,751
Professional lines	666,486	1,937,326	2,603,812	672,262	1,876,326	2,548,588
Liability	302,462	1,308,564	1,611,026	367,981	1,218,207	1,586,188
Discontinued lines - Novae	60,982	87,374	148,356	457,991	260,744	718,735
Total Insurance	2,095,920	4,330,389	6,426,309	2,677,833	4,333,972	7,011,805

Reinsurance segment:
Property and other	887,073	901,377	1,788,450	809,836	952,263	1,762,099
Credit and surety	125,560	229,218	354,778	132,305	250,296	382,601
Professional lines	432,213	702,442	1,134,655	340,516	831,047	1,171,563
Motor	649,471	513,416	1,162,887	649,706	499,178	1,148,883
Liability	373,178	958,199	1,331,377	312,450	916,423	1,228,873
Discontinued lines - Novae	62,789	19,524	82,313	215,012	76,715	291,727
Total Reinsurance	2,530,284	3,324,176	5,854,460	2,459,825	3,525,922	5,985,747

Total	$4,626,204	$7,654,565	$12,280,769	$5,137,659	$7,859,894	$12,997,553

In order to capture the key dynamics of our loss reserve development and potential volatility, our reserve classes should be considered according to their potential expected length of loss emergence and settlement, generally referred to as the "tail". We consider our business to consist of three claim tail classes: short-tail, medium-tail and long-tail. Favorable development on prior accident year reserves indicates that our current estimates are lower than our previous estimates, while adverse development indicates that our current estimates are higher than our previous estimates. Below is a discussion of the specifics of our loss reserve process as they apply to each claim tail class, as well as commentary on the factors contributing to our historical loss reserve development for each class.
Short-tail Business
Our short-tail business generally includes exposures for which losses are usually known and paid within a relatively short period of time after the underlying loss event has occurred. Our short-tail business primarily relates to property coverages and includes terrorism, accident and health, discontinued lines - Novae, marine and certain aviation business within our insurance segment, together with the property, catastrophe, engineering, agriculture, marine and other, accident and health, and discontinued lines - Novae business within our reinsurance segment.
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
Due to the relatively short reporting and settlement patterns for our short-tail business, we generally place more weight upon experience-based methods and other qualitative considerations in establishing reserves for recent and more mature accident years. As our experience developed more favorably than our initial expectations, we recognized favorable prior year development on short-tail business in recent years (refer to 'Underwriting Results – Consolidated – Prior Year Reserve Development' for further details).
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
Medium-tail Business
Our medium-tail business primarily consists of insurance and reinsurance professional lines, reinsurance credit and surety and discontinued lines - Novae within our insurance segment. Certain other classes of business, including aviation hull are also considered to have a medium-tail. Claim reporting and settlement periods on these classes are generally longer than those of our short-tail reserve classes. We also consider our insurance credit and political risk business to have a medium tail, due to the complex nature of claims and the potential additional time that may be required to realize our subrogation assets.
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

•	Insurance and Reinsurance Professional Lines
For our professional lines business and discontinued lines - Novae, claim payment and reporting patterns are typically medium to long-tail in nature. The underlying business is predominantly written on a claims-made basis. With respect to our key actuarial assumptions, we are progressively giving more weight to our own experience when establishing our expected loss ratios and our selected loss development patterns, though we continue to consider industry benchmarks.
Loss reporting patterns for professional lines business tend to be volatile, causing instability in actuarial indications based on incurred loss data until an accident year matures. Consequently, our initial loss reserves for an accident year or underwriting year are generally based upon an ELR method and the consideration of relevant qualitative factors. As accident years and underwriting years mature, we increasingly give more weight to methods that reflect our actual experience until our selections are based almost exclusively on experience-based methods. We evaluate the appropriateness of the transition to experience-based methods at the reserve class level, commencing this transition when we believe that our incurred loss development is sufficient to produce meaningful actuarial indications. The rate at which we transition fully to sole reliance on experience-based methods can vary by reserve class and by year, depending on our assessment of the stability and relevance of such indications. For some professional lines in our insurance segment, we also rely upon the evaluation of the open claim inventory in addition to the commonly employed actuarial methods when establishing reserves.
Our transition from the ELR method to experience-based methods began in 2008, when we commenced gradual transition for the 2004 and prior accident years. As our loss history continued to develop, the transition was expanded to include additional accident years. With the exception of the experience in our insurance professional lines during 2014 and 2015, our actual loss experience has generally been more favorable than or broadly in line with initial expectations and the transition has generally led to the recognition of net favorable prior year reserve development in recent years. During 2014, management continued to rely upon experience-based methods, an evaluation of the open claims inventory and other qualitative factors in establishing the ultimate loss estimates for our insurance professional lines reserve class. During 2015, updated actuarial assumptions in our Australian book of business impacting accident years 2010 to 2014 resulted in strengthening of our insurance professional lines reserve class, partially offset by favorable development in certain U.S. professional lines business. Refer to 'Underwriting Results – Consolidated – Prior Year Development' for a discussion of the development recognized during the last three years.
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

•	Reinsurance Credit and Surety
For our reinsurance credit and surety business, our initial and most recent underwriting year loss projections are generally based on the ELR method, with consideration given to qualitative factors. Given that there is a quicker and more stable reporting pattern for trade credit business, we generally commence the transition to experience-based methods sooner than for the surety business.

•	Insurance Credit and Political Risk
Refer to 'Reserving for Credit and Political Risk Business' below for a discussion of specific loss reserve issues related to this business. When considering prior year reserve development for this line of business, it is important to note that the multi-year nature of the credit business distorts loss ratios when a single accident year is considered in isolation. In recent years, the average term of these contracts has been four to five years. The premiums we receive are generally earned evenly over the contract term, thus spanning multiple accident years. In contrast, losses incurred on these contracts, which can be characterized as low in frequency and high in severity, are reflected in a single accident year.
As previously described, the estimation of the value of our recoveries on credit and political risk business requires significant management judgment. At December 31, 2018, our estimated recoveries on credit insurance business were $24 million (2017: $57 million).

Long-tail Business
In contrast to our short and medium-tail business, the claim tail for our long-tail business is expected to be notably longer, as claims are often reported and ultimately paid or settled years, or even decades, after the related loss events occur. Our long-tail business primarily relates to liability business written in our insurance and reinsurance segments, as well as our reinsurance motor business and discontinued lines - Novae in our insurance and reinsurance segments.
As a general rule, our estimates of accident year or underwriting year ultimate losses for our long-tail business are notably more uncertain than those for our short and medium-tail business. Factors that contribute additional uncertainty to estimates for our long-tail business include, but are not limited to:

•	more significant weight given to industry benchmarks in forming our key actuarial assumptions;

•	potential volatility of actuarial estimates, given the number of years of development it takes to produce a meaningful incurred loss as a percentage of ultimate losses;

•	inherent uncertainties about loss trends, claims inflation (e.g. medical, judicial, social) and general economic conditions; and

•	the possibility of future litigation, legislative or judicial change that may impact future loss experience relative to the prior industry loss experience relied upon in reserve estimation.
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
Due to the length of the development tail for this business, our reserve estimates for most accident years and underwriting years are predominantly based on the BF or ELR method and the consideration of qualitative factors. As part of our quarterly reserving process, we monitor actual paid and incurred loss emergence relative to expected loss emergence based on our selected loss development patterns. The drivers of any unfavorable loss emergence are investigated and, as a result, have led to an immediate recognition of adverse development in some instances. Prior to the fourth quarter of 2012, we did not recognize any favorable loss emergence. As a result, during some periods, we recognized net adverse development for our insurance liability business in light of unfavorable loss emergence for certain reserve class and accident year combinations (refer to 'Underwriting Results – Consolidated – Prior Year Reserve Development' for further details).
Commencing with the fourth quarter 2012 reserving process, we began to give weight to actuarial methods that reflect our actual experience for liability business as we believed that our oldest accident years were at a stage of expected development where such methods would produce meaningful actuarial indications. In 2018, we continued to give weight to experience-based methods on the earlier years for our liability line of business leading to the recognition of some favorable experience on our reinsurance classes.
Reserving for Credit and Political Risk Business
Our insurance credit and political risk business consists primarily of credit insurance and confiscation, expropriation, nationalization and deprivation coverages ("CEND"). Claims for this business tend to be characterized by their severity risk, as opposed to their frequency risk therefore, claim payment and reporting patterns are anticipated to be volatile. Under the notification provisions of our credit insurance policies, we anticipate being advised of an insured event within a relatively short time period. Consequently, we generally estimate ultimate losses based on a contract-by-contract analysis which considers the contracts’ terms, the facts and circumstances of underlying loss events and qualitative input from claims managers.
An important and distinguishing feature of many of these contracts is our contractual right, subsequent to payment of a claim to our insured, to be subrogated to, or otherwise have an interest in, the insured’s rights of recovery under an insured loan or facility agreement. These estimated recoveries are recorded as an offset to our credit and political risk loss reserves. The lag between the date of a claim payment and our ultimate recovery from the corresponding security can result in negative case reserves at a point in time (as was the case at December 31, 2018 and 2017). The nature of the underlying collateral is specific to each transaction and we also estimate the value of this collateral on a contract-by-contract basis. This valuation process is inherently subjective and involves the application of management’s judgment because active markets for the collateral often do not exist. Our estimates of values are based on numerous inputs, including information provided by our insureds, as well as third party sources including rating agencies, asset valuation specialists and other publicly available information. We also assess any post-event circumstances, including restructurings, liquidations and possession of asset proposals/agreements.
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
Reserving for Significant Catastrophic Events
We cannot estimate losses from widespread catastrophic events, such as hurricanes and earthquakes, using the traditional actuarial methods described above. Loss reserves for such events are estimated by management after a catastrophe occurs by completing an in-depth analysis of individual contracts which may potentially have been impacted by the catastrophic event. This in-depth analysis may rely on several sources of information including:

•	estimates of the size of insured industry losses from the catastrophic event and our corresponding market share;

•	a review of our portfolio of contracts to identify those contracts which may be exposed to the catastrophic event;

•	a review of modeled loss estimates based on information previously reported by customers and brokers, including exposure data obtained during the underwriting process;

•	discussions of the impact of the event with our customers and brokers; and

•	catastrophe bulletins published by various independent statistical reporting agencies.
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
There are additional risks affecting our ability to accurately estimate ultimate losses for catastrophic events. For example, the estimates of loss reserves related to hurricanes and earthquakes can be affected by factors including, but not limited to: the inability to access portions of impacted areas, infrastructure disruptions, the complexity of factors contributing to losses, legal and regulatory uncertainties, complexities involved in estimating business interruption losses and additional living expenses, the impact of demand surge, fraud and the limited nature of information available. For hurricanes, additional complex coverage factors may include determining whether damage was caused by flooding or wind, evaluating general liability and pollution exposures, and mold damage. The timing of a catastrophe, for example, near the end of a reporting period, can also affect the level of information available to us to estimate loss reserves for that reporting period.
Our results of operations for 2018, 2017 and 2016 were impacted by natural catastrophe activity (refer to 'Underwriting Results – Consolidated – Current Accident Year Loss Ratio' for further details).
Selection of Reported Reserves – Management’s Best Estimate

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

With regard to establishing the fair value of reserves for losses and loss expenses for Novae at the acquisition date, weight was given to the observable value of these reserves based on the RITC transaction of the 2015 and prior years of account of Syndicate 2007, which was completed prior to the allocation of purchase price. Management made no change to the initial estimate when establishing its best estimate of reserves for losses and loss expenses at December 31, 2017. This is consistent with our general approach of recognizing all or part of the anticipated cost of third party liability commutations if the transaction has either completed or is considered sufficiently likely to be completed in the near term.

Beginning in 2013, we significantly enhanced the capabilities and resources dedicated to the actuarial reserving function. Consequently, from the first quarter of 2014, management began to rely upon its internal actuarial reserving function for the quarterly reserve evaluation process rather than utilizing the services of an independent actuarial firm. On an annual basis, we use an independent actuarial firm to provide an actuarial opinion on the reasonableness of our loss reserves for each of our operating subsidiaries and statutory reporting entities: such actuarial opinions are required to meet various insurance regulatory requirements. The actuarial firm also discusses its conclusions from the annual review with management and presents its findings to our Board of Directors.

Sensitivity Analysis
While we believe that our loss reserves at December 31, 2018 are adequate, new information, events or circumstances may result in ultimate losses that are materially greater or less than provided for in our loss reserves. As previously noted, there are many factors that may cause our reserves to increase or decrease, particularly those related to catastrophe losses and long-tail lines of business.

Our expected loss ratios are a key assumption in our estimate of ultimate losses for business at an early stage of development. All else remaining equal, a higher expected loss ratio would result in a higher ultimate loss estimate, and vice versa. Our assumed loss development patterns are another significant assumption in estimating our loss reserves. All else remaining equal, accelerating a loss reporting pattern (i.e. shortening the claim tail) would result in lower ultimate losses, as the estimated proportion of losses already incurred would be higher. The uncertainty in the timing of the emergence of claims (i.e. the length of the development pattern) is generally greater for a company like ours with a relatively limited operating history which, therefore, must rely on industry benchmarks to a certain extent when establishing loss reserve estimates.

The following tables show the effect on our estimate of gross loss reserves of reasonably likely changes in the two key assumptions used to estimate our gross loss reserves at December 31, 2018.

INSURANCE
Development pattern	Expected loss ratio
Property and other	5% lower	Unchanged	5% higher

3 months shorter	$(83,761)	$(70,333)	$(57,175)
Unchanged	(15,736)	—	15,470
3 months longer	69,917	88,513	106,845

Marine	5% lower	Unchanged	5% higher

3 months shorter	$(45,676)	$(35,032)	$(24,385)
Unchanged	(12,209)	—	12,213
3 months longer	24,457	38,311	52,170

Aviation	5% lower	Unchanged	5% higher

3 months shorter	$(9,628)	$(8,211)	$(6,795)
Unchanged	(1,827)	—	1,827
3 months longer	12,365	14,939	17,513

Credit and political risk	10% lower	Unchanged	10% higher

3 months shorter	$(13,401)	$(384)	$7,634
Unchanged	(13,038)	—	8,038
3 months longer	(12,724)	332	8,388

Professional lines	10% lower	Unchanged	10% higher

6 months shorter	$(369,545)	$(113,092)	$143,361
Unchanged	(267,898)	—	267,829
6 months longer	(150,298)	130,827	411,783

Liability	10% lower	Unchanged	10% higher

6 months shorter	$(214,494)	$(39,013)	$136,468
Unchanged	(179,028)	—	178,403
6 months longer	(136,630)	46,198	229,027

Discontinued lines - Novae	10% lower	Unchanged	10% higher

6 months shorter	$(2,320)	$(2,175)	$(832)
Unchanged	(1,151)	—	1,430
6 months longer	3,464	4,748	6,308

REINSURANCE
Development pattern	Expected loss ratio
Property and other	5% lower	Unchanged	5% higher

3 months shorter	$(95,611)	$(43,462)	$8,641
Unchanged	(56,063)	—	48,703
3 months longer	(3,133)	49,562	101,713

Credit and surety	10% lower	Unchanged	10% higher

6 months shorter	$(37,438)	$(22,042)	$(6,636)
Unchanged	(15,881)	—	16,587
6 months longer	29,131	48,067	67,071

Professional lines	10% lower	Unchanged	10% higher

6 months shorter	$(120,072)	$(46,366)	$33,877
Unchanged	(74,483)	—	78,611
6 months longer	(16,022)	60,957	141,594

Motor	10% lower	Unchanged	10% higher

6 months shorter	$(74,843)	$(29,048)	$18,894
Unchanged	(44,456)	—	48,246
6 months longer	22,705	73,345	124,669

Liability	10% lower	Unchanged	10% higher

6 months shorter	$(158,904)	$(36,767)	$92,761
Unchanged	(116,119)	—	124,328
6 months longer	(54,596)	61,157	181,848

Discontinued lines - Novae	10% lower	Unchanged	10% higher

6 months shorter	$(6,256)	$(4,485)	$(2,715)
Unchanged	(2,164)	—	2,164
6 months longer	3,368	6,040	8,712

The results show the cumulative increase (decrease) in our loss reserves across all accident years. For example, if our assumed loss development pattern for our insurance property and other business was three months shorter with no accompanying change in our ELR assumption, our loss reserves may decrease by approximately $70 million. Each of the impacts set forth in the tables is estimated individually, without consideration for any correlation among key assumptions or among reserve classes. Therefore, it would be inappropriate to take each of the amounts and add them together in an attempt to estimate total volatility. While we believe the variations in the expected loss ratios and loss development patterns presented could be reasonably expected, our own historical data regarding variability is generally limited and actual variations may be greater or less than these amounts. It is also important to note that the variations are not meant to be a "best-case" or "worst-case" series of scenarios and, therefore, it is possible that future variations in our loss reserves may be more or less than the amounts presented. While we believe that these are reasonably likely scenarios, we do not believe this sensitivity analysis should be considered an actual reserve range.

Reinsurance Recoverable on Unpaid Losses
In the normal course of business, we purchase reinsurance protection to limit our ultimate losses from catastrophic events and to reduce our loss aggregation risk. To the extent that reinsurers do not meet their obligations under the reinsurance agreements, we remain liable. Consequently, we are exposed to credit risk associated with reinsurance recoverable on unpaid and paid losses to the extent that any of our reinsurers are unable or unwilling to pay our claims.
The following table shows the composition of reinsurance recoverable on unpaid losses for each of our reportable segments, segregated between reinsurance recoverable on unpaid losses related to case reserves and reinsurance recoverable on unpaid losses related to IBNR and by line of business:

	2018			2017
At December 31,	Case reserves	IBNR	Total	Case reserves	IBNR	Total

Insurance segment:
Property and other	$253,798	$208,511	$462,309	$193,662	$194,288	$387,950
Marine	74,269	112,904	187,173	105,908	101,751	207,659
Aviation	8,123	6,187	14,310	7,356	6,918	14,274
Credit and political risk	(313)	24,849	24,536	1,963	13,115	15,078
Professional lines	250,214	736,368	986,582	238,450	652,223	890,673
Liability	180,410	774,281	954,691	208,965	712,054	921,019
Discontinued lines - Novae	24,714	37,937	62,651	173,673	110,996	284,669
Total Insurance	791,215	1,901,037	2,692,252	929,977	1,791,345	2,721,322

Reinsurance segment:
Property and other	237,842	191,084	428,926	131,340	178,967	310,307
Credit and surety	9,621	26,719	36,340	2,561	10,500	13,061
Professional lines	10,076	71,546	81,622	1,930	35,892	37,822
Motor	41,112	78,305	119,417	1,481	2,185	3,666
Liability	20,073	112,251	132,324	8,314	58,378	66,692
Discontinued lines - Novae	8,343	2,445	10,788	5,435	1,209	6,644
Total Reinsurance	327,067	482,350	809,417	151,061	287,131	438,192

Total	$1,118,282	$2,383,387	$3,501,669	$1,081,038	$2,078,476	$3,159,514

At December 31, 2018, reinsurance recoverable on unpaid losses as a percentage of reserves for losses and loss expenses was 29% (2017: 24%). At December 31, 2018 and 2017, 89.5% and 88.8%, respectively, of our reinsurance recoverable on unpaid and paid losses (excluding the provision for uncollectible amounts) were collectible from reinsurers rated A- or better by A.M. Best. Refer to Item 8, Note 12 to the Consolidated Financial Statements 'Commitments and Contingencies' for an analysis of the credit risk associated with reinsurance recoverable on unpaid and paid losses at December 31, 2018.
The recognition of reinsurance recoverable on unpaid losses requires two key estimates. The first estimate is the amount of reserves for losses and loss expenses to be ceded to our reinsurers. This amount consists of two elements, amounts related to case reserves and amounts related to IBNR.
Reinsurance recoverable related to case reserves is estimated on a case-by-case basis by applying the terms of any applicable reinsurance cover to individual case reserve estimates. Reinsurance recoverable related to IBNR is generally developed as part of our loss reserving process, therefore, its estimation is subject to similar risks and uncertainties as the estimation of IBNR. Estimates of amounts to be ceded under non-proportional reinsurance contracts also take into account pricing information for those contracts and require greater judgment than estimates for proportional contracts.

The second estimate is the amount of reinsurance recoverable on unpaid and paid losses that we believe ultimately will not be recovered from reinsurers. We are selective in choosing our reinsurers, placing reinsurance principally with reinsurers with a strong financial condition and industry ratings. The amount we ultimately collect may differ from our estimate due to the ability and willingness of reinsurers to pay our claims, which may be negatively impacted by factors such as insolvency, contractual disputes over contract language or coverage and/or other reasons. In addition, economic conditions and/or operational performance of a particular reinsurer may deteriorate and this could also affect the ability and willingness of a reinsurer to meet their contractual obligations.

Consequently, we review reinsurance recoverable on unpaid and paid losses on a quarterly basis to estimate a provision for uncollectible amounts. Any adjustments to the provision for uncollectible amounts are recognized in the period in which they are determined.
We apply case-specific provisions against reinsurance recoverable on unpaid and paid losses that we deem unlikely to be collected in full. In addition, we use a default analysis to estimate our provision for uncollectible amounts on the remainder of the reinsurance recoverable balance. The principal components of the default analysis are reinsurance recoverable balances by reinsurer and default factors applied to estimate uncollectible amounts based on our reinsurers’ credit ratings. The default factors are based on a model developed by a major rating agency.
At December 31, 2018 and 2017, the provision for uncollectible amounts was $21 million and $17 million, respectively. We have not written off any significant reinsurance recoverable balances in the last three years.
At December 31, 2018, the use of different assumptions within our approach could have a material effect on our provision for uncollectible amounts. To the extent the creditworthiness of our reinsurers deteriorates due to an adverse event affecting the reinsurance industry, such as a large number of major catastrophes, actual uncollectible amounts could be significantly greater than our provision for uncollectible amounts. Given the various considerations used to estimate our provision for uncollectible amounts, we cannot precisely quantify the effect a specific industry event may have on our provision for uncollectible amounts.

Gross Premiums Written
Our revenues primarily relate to gross premiums written generated by our underwriting operations. The basis for recognizing gross premiums written varies by contract type.
Insurance Segment
Insurance premiums written are recorded in accordance with the terms of the underlying policies.
For the majority of our insurance business, we receive a fixed premium which is identified in the policy and recorded as unearned premium at the inception of the contract. This premium is adjusted only if underlying insured values ultimately differ. We actively monitor underlying insured values and recognize any adjustments to gross premiums written in the period in which they are determined. Gross premiums written on a fixed premium basis accounted for approximately 88%, 88% and 89% of the segment’s gross premiums written for the years ended December 31, 2018, 2017 and 2016, respectively. Some of this business is written through MGAs, third parties granted authority to bind risks on our behalf in accordance with our underwriting guidelines. For this business, we either record gross premiums written based on monthly statements received from MGAs or we record our best estimate based upon our historical experience. Due to inherent reporting delays, we generally record premiums associated with business written by MGAs one month in arrears.
A limited amount of our insurance business is written on a line slip or proportional basis, under which we assume a fixed percentage of the premiums and losses on a particular risk or group of risks along with numerous other unrelated insurers. Although premiums on this business are not contractually stated, we recognize gross premiums written based on estimates provided by clients through brokers (refer to 'Reinsurance Segment' below for further details). We review these premium estimates on a quarterly basis and recognize any adjustments to estimates in gross premium written in the period in which they are determined. Gross premiums written on a line slip/proportional basis comprised 12%, 12% and 11% of the segment’s gross premiums written for the years ended December 31, 2018, 2017 and 2016, respectively, therefore the impact of these premium estimates on our pre-tax net income was immaterial.
In our credit and political risk line of business, we write certain policies on a multi-year basis. We record premiums in respect of these policies at the inception of the contract based on management’s best estimate of total premiums to be received, including assumptions relating to prepayments/refinancing. These premiums are generally payable in installments. At December 31, 2018, the average duration of the outstanding unearned premiums written for our credit and political risk line of business was 5.7 years (2017: 5.5 years).
Reinsurance Segment
Reinsurance premiums are recorded at the inception of the contract and are estimated based on information received from ceding companies.
Our reinsurance segment provides cover to cedants (i.e. insurance companies) on an excess of loss and proportional basis. In most cases, cedants seek protection from us for business that they have not yet written at the time they enter into agreements with us, therefore, cedants must estimate their underlying premiums when purchasing reinsurance cover from us.

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
Our excess of loss reinsurance contracts with cedants typically include provisions for deposit or minimum premiums receivable, which are generally considered to be the best estimate of the excess of loss reinsurance gross premiums written at the inception of the contract. The minimum/deposit premium is normally adjusted at the end of the contract period to reflect changes in the underlying risks in force during the contract period. Any adjustments to deposit or minimum premiums are recognized in the period in which they are determined. Gross premiums written for excess of loss reinsurance contracts accounted for 38%, 32% and 37% of our reinsurance segment’s gross premiums written for the year ended December 31, 2018 , 2017 and 2016, respectively.
Many of our excess of loss reinsurance contracts also include provisions that require an automatic reinstatement of coverage in the event of a loss. In a year of large loss events, reinstatement premiums will be higher than in a year in which there are no such events. Reinstatement premiums are recognized and earned at the time a loss event occurs and losses are recorded. While the reinstatement premium amount is defined by contract terms, our recognition of reinstatement premiums is dependent on our estimate of losses and loss expenses, which reflect management’s best judgment (refer to 'Critical Accounting Estimates – Reserve for Losses and Loss Expenses' above for further details).
For proportional reinsurance contracts, we recognize gross premiums written based on estimates at the inception of the contract. We review these premium estimates on a quarterly basis and evaluate their reasonability in light of actual premiums reported by cedants. Factors contributing to changes in initial premium estimates may include:

•
changes in renewal rates or rates of new business accepted by cedants (changes could result from changes in the relevant insurance market that could affect more than one of our cedants or could be a consequence of changes in the marketing strategy or risk appetite of an individual cedant);

•	changes in underlying exposure values; and/or

•	changes in rates being charged by cedants.
As a result of this review process, we recognize any adjustments to premium estimates in gross premiums written in the period in which they are determined. Changes in premium estimates could be material to gross premiums written and may directly and significantly impact net premiums earned favorably or unfavorably in the period in which they are determined as the adjustment may be substantially or fully earned. Gross premiums written for proportional reinsurance contracts, including adjustments to premium estimates established in prior years, accounted for 62%, 68% and 63% of our reinsurance segment’s gross premiums written for the year ended December 31, 2018, 2017 and 2016, respectively.

Our premiums estimates for proportional reinsurance contracts incepting during the year were as follows:

Year ended December 31,	2018	2017	2016

Catastrophe	$12,944	$16,344	$4,418
Property	237,527	248,580	173,380
Professional lines	174,126	214,184	211,567
Credit and surety	221,260	223,184	188,365
Motor	361,471	318,494	239,056
Liability	246,554	263,790	272,390
Agriculture	205,116	202,234	141,994
Engineering	48,692	67,221	60,080
Accident and health	284,675	189,567	185,370
Other	11,360	51,211	56,283
Total estimated premiums	$1,803,725	$1,794,809	$1,532,903

Gross premiums written (reinsurance segment)	$3,112,473	$2,741,355	$2,537,733
As a % of total gross premiums written	58%	65%	60%

Our historical experience has shown that cumulative adjustments to our annual initial premium estimates for proportional reinsurance contracts have ranged from 0% to 5% over the last 5 years. Giving more weight to recent years where premium volume was comparable to current levels, we believe that a reasonably likely change to our 2018 premiums estimate for proportional reinsurance contracts would be 3% in either direction. A change of this magnitude would result in a change in our gross premiums written of approximately $54 million, and after applying our current loss and expense ratios, would have an immaterial impact on our pre-tax net income. However, larger variations, positive or negative, are possible.

Earning Basis
Our premiums are earned over the period during which we are exposed to the underlying risk. Changes in circumstances subsequent to the inception of contracts can impact the earning periods. For example, when our exposure limit for a contract is reached, we fully earn any associated unearned premium. This can have a significant impact on net premiums earned, particularly for multi-year contracts such as those in our credit and political risk line of business.
Our fixed premium insurance and excess of loss reinsurance contracts are generally written on a "losses occurring" or "claims made" basis over the term of the contract. Consequently, we earn the premium evenly over the contract term, which is generally 12 months.
Line slip and proportional (re)insurance contracts are generally written on a "risks attaching" basis, covering claims that relate to the underlying policies written during the terms of such contracts. As the underlying business incepts throughout the contract term (typically one year) and typically has a one-year coverage period, we generally earn these premiums evenly over a 24-month period.

Fair Value Measurements of Financial Assets and Liabilities

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

•
Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The unobservable inputs reflect our judgments about assumptions that market participants might use.

Refer to Item 8, Note 7 to the Consolidated Financial Statements 'Fair Value Measurements' for further information on the valuation techniques including significant inputs and assumptions generally used in estimating the fair values of our financial instruments.

Our estimated fair value of a financial instrument may differ from the amount that could be realized if the security was sold in an immediate sale, e.g., a forced transaction. In addition, the valuation of financial instruments is more subjective when markets are less liquid due to the lack of available market based inputs, as was the case during the global financial market crisis in late 2008 and early 2009. This may lead us to change the selection of our valuation technique (from market to cash flow approach) or may cause us to use multiple valuation techniques to estimate the fair value of a financial instrument. This circumstance may require significant management judgment and could cause a financial instrument to be reclassified between levels of the fair value hierarchy.

Fixed Maturities and Equity Securities

At December 31, 2018, the fair value of 92% (2017: 93%) of total fixed maturities and equity securities was based on prices provided by globally recognized independent pricing services where we have a current and detailed understanding of how their prices were derived. The remaining securities were priced by either non-binding broker quotes or internal valuation models.

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
At December 31, 2018 and 2017, we have not adjusted any pricing provided by independent pricing services (refer to 'Management Pricing Validation' below). In addition, our total Level 3 fixed maturities and equity securities amounted to $87 million (2017: $53 million), less than 1% of total fixed maturities and equity securities (refer to Item 8, Note 7 to the Consolidated Financial Statements 'Fair Value Measurements' for further information).
Management Pricing Validation
While we obtain pricing from pricing services and/or broker-dealers, management is ultimately responsible for determining the fair value measurements of all securities. To ensure fair value measurement is applied consistently and in accordance with U.S. GAAP, we annually update our understanding of the pricing methodologies used by the pricing services and broker-dealers.
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

Other Investments
Hedge Funds, Direct Lending Funds, Private Equity Funds and Real Estate Funds
The fair values of hedge funds, direct lending funds, private equity funds and real estate funds are estimated using net asset values (NAVs) as advised by external fund managers or third party administrators (refer to Item 8, Note 7 to the Consolidated Financial Statements 'Fair Value Measurements' for further information).

CLO-Equity Securities
At December 31, 2018 and 2017 we had invested indirectly (through a fund structure) in CLO-Equities, also known as "cash flow CLOs" in the industry. During 2018, the CLO-Equity market continued to be relatively inactive with only a small number of transactions being observed, particularly as it related to transactions involving our CLO-Equities. Our indirect investments in CLO-Equities are valued using a discounted cash flow model prepared by an external manager. At December 31, 2018 and 2017, the estimated fair value for indirect CLO-Equities was $21 million (2017: $29 million).
At December 31, 2017 we had also invested directly in CLO-Equities. Given that all of our direct investments in CLO-Equities were past their reinvestment period, there was uncertainty over the remaining time until maturity, therefore, fair values of our direct investments in CLO-Equities were estimated using a liquidation valuation. At December 31, 2017, the estimated fair value for direct CLO-Equities was $2 million.
The following significant inputs were used in our discounted cash flow models.

At December 31,	2018	2017

Default rates	3.0%	3.8%
Loss severity rate	35.0%	35.0%
Collateral spreads	3.0%	3.0%
Estimated maturity dates	7 years	7 years

The following significant inputs were used in the liquidation value.

At December 31,	2018	2017

Fair value of collateral	—	100%
Discount Margin	—	0.1% - 16.6%

The default and loss severity rates are the most judgmental unobservable market inputs to which the valuation of CLO-Equities is most sensitive.
As the significant inputs used to price CLO-Equities are unobservable, the fair values of these securities are classified as Level 3.
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

The following significant inputs were used in our discounted cash flow models.

At December 31,	2018	2017

Discount rate	3.0% - 8.0%	6.0% - 8.5%

As the significant inputs used to price other privately held securities are unobservable, the fair value of these securities are classified as Level 3.

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

Other-Than-Temporary Impairments ("OTTI")
A fixed maturity or equity security is impaired if the fair value of the investment is below amortized cost. On a quarterly basis, we review all impaired securities to determine if impairments are other-than-temporary. The OTTI assessment is inherently judgmental, especially when securities have experienced severe declines in fair value over a short period. Our impairment review process begins with a quantitative analysis to identify securities to be evaluated for potential OTTI. For identified securities, fundamental analysis is performed that considers the following quantitative and qualitative factors:

a.	The length of time and extent to which the fair value is less than the amortized cost.

b.
The financial condition, near-term and long-term prospects for the issuer of the security, including relevant industry conditions and trends, and the implications of rating agency actions, and offering prices.

c.	the reason for the decline (e.g. credit spread widening, credit event, foreign exchange rate movements);

d.	The historical and implied volatility of the fair value.

e.	The collateral structure and credit support of the security, if applicable.

The following discussion provides further details regarding our processes for identification of impairments that are other-than-temporary for fixed maturities, and equity securities prior to the adoption of Accounting Standards Update ("ASU") 2016-01 "Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities," and the recognition of the related OTTI charges.
During 2018, we recorded an OTTI charge in net income of $10 million (2017: $14 million; 2016: $26 million) (refer to 'Net Investment Income and Net Investment Gains (Losses)' for further details).
Fixed Maturities
Fixed maturities classified as available for sale are reported at fair value at the balance sheet date. Our available for sale ("AFS") investment portfolio is the largest component of our consolidated total assets and it is a multiple of our shareholders’ equity. As a result, an OTTI charge could be material to our financial condition and operating results particularly during periods of dislocation in financial markets.
If a fixed maturity is impaired and we intend to sell the security or it is more likely than not that we will be required to sell the security before its anticipated recovery, the full amount of the impairment (i.e. the difference between the security’s fair value and its amortized cost) is charged to net income and is included in net investment gains (losses) in our consolidated statements of operations. In instances where the Company intends to hold the impaired fixed maturity, and we do not anticipate to recover fully the amortized cost based on projected cash flows to be collected (i.e. a credit loss exists), we recognize the credit loss component (i.e. the amount representing the decrease in cash flows we expected to collect) of the OTTI charge in net income with a corresponding adjustment to amortized cost (new cost basis) of the security. The new cost basis is adjusted for subsequent increases in fair value where the difference between the new cost basis and the expected cash flows is accreted on a quarterly basis to net investment income over the remaining life of the fixed maturity. The non-credit component (e.g. interest rates, market conditions, etc.) of the OTTI charge is recognized in other comprehensive income.
From time to time, we may sell fixed maturities subsequent to the balance sheet date that we did not intend to sell at the balance sheet date. Conversely, we may not sell fixed maturities that we intended to sell at the balance sheet date. Such changes in intent may arise due to events occurring subsequent to the balance sheet date. The types of events that may result in a change in intent include, but are not limited to, significant changes in the economic facts and circumstances related to the specific issuer, changes in liquidity needs, or changes in tax laws or the regulatory environment.

For impaired investment-grade securities (i.e. rated BBB- or above) that we do not intend to sell and it is more likely than not that we will not be required to sell, we have established some parameters for identifying securities with potential credit losses. Our parameters focus primarily on the duration and the extent of the decline, including but not limited to:

•	declines in value greater than 20% for nine consecutive months, and

•	declines in value greater than 10% for twelve consecutive months.
For impaired securities in our high yield portfolios, we have established separate parameters for our credit loss assessment. Due to the additional volatility inherent in high yield securities relative to investment-grade securities, we focus on the severity of the impairment and work closely with our external high yield investment managers to identify securities with significant potential credit losses.
If a security meets one of the above parameters, we perform a fundamental analysis that considers the quantitative and qualitative factors noted above to determine whether an impairment charge should be recognized in the period under review.
Our credit impairment review process excludes fixed maturities guaranteed (either explicitly or implicitly) by the U.S. government and its agencies (U.S. Government, U.S. Agency and U.S. Agency RMBS) because we anticipate these securities will not be settled below amortized cost. These securities are still evaluated for intention to sell at a loss.

The credit loss component of an OTTI charge recognized in net income is calculated based on the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to the impairment. The significant inputs and the methodology used to estimate credit losses are disclosed in Item 8, Note 6 (f) to the Consolidated Financial Statements 'Investments'.
Equity Securities
Following the adoption of Accounting Standards Update ("ASU") 2016-01 "Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities"
Equity securities are recognized at fair value. Effective January 1, 2018, following the adoption of ASU 2016-01 the change in the fair values (net unrealized investment gains (losses)) of equity securities, net of tax is recognized in net investments gains (losses) in the consolidated statements of operations.

Prior to the Adoption of ASU 2016-01

Equity securities are recognized at fair value. Prior to the adoption of ASU 2016-01, the change in the fair values (net unrealized investment gains (losses)) of equity securities, net of tax were recognized in AOCI in the consolidated statement of changes in shareholders’ equity.

An equity security is impaired if the fair value of the investment was below cost. On a quarterly basis, the Company assessed whether unrealized losses on equity securities represented impairments that are other-than-temporary and recognized impairments on equity securities in an unrealized loss position when the Company did not have the ability and intent to hold the security for a reasonable period of time to allow for a full recovery. The full amount of the impairment was charged to net income and was included in net realized investment gains (losses) in the consolidated statements of operations. Upon recognition of an other-than-temporary impairment ("OTTI") charge, the new cost basis for the security was the cost for an equity security less the OTTI charge recognized in net income. The new cost basis was not adjusted for subsequent recoveries in fair value.
As part of our impairment review process, we considered our ability and intent to hold an equity security in an unrealized loss position for a reasonable period of time to allow for a full recovery. As an equity security does not have a maturity date, the forecasted recovery for an equity security was inherently more judgmental than for a fixed maturity security.
In light of the volatility of global equity markets experienced in recent years, we generally impaired an equity security where we did not forecast a recovery to cost within two years. Further, we generally impaired an equity security if its fair value was 15% below its cost. We also had established parameters in place for identifying potential impaired equity securities for fundamental analysis based on the severity, in either percentage or absolute dollar terms, of the unrealized loss position.

From time to time, we may have sold our equity securities subsequent to the balance sheet date that were considered temporarily impaired at the balance sheet date. This would have occurred due to events occurring subsequent to the balance sheet date that resulted in a change in our intent or ability to hold an equity security. Such subsequent events that would have resulted in a sale included significant deterioration in the financial condition of the issuer, significant unforeseen changes in our liquidity needs, or changes in tax laws or the regulatory environment.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Item 8, Note 2(m) to the Consolidated Financial Statements 'Basis of Presentation and Significant Accounting Policies' for a discussion of recently issued accounting pronouncements that the Company has not yet adopted.

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At December 31, 2018, the Company is not party to any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K to which an entity unconsolidated with the Company is a party that management believes is reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that the Company believes is material to investors.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk represents the potential for an economic loss due to adverse changes in the fair value of financial instruments. Refer to Item 1 'Risk and Capital Management' for further details on how we manage market risk relating to our financial instruments.
We own a substantial amount of assets whose fair values are subject to market risks. Our fixed maturities are classified as available-for-sale and, as such, changes in fair value caused by changes in interest rates and foreign currency exchange rates will have an immediate impact on our comprehensive income, shareholders’ equity and book value but may not have an immediate impact on net income. Changes in these market risks will only impact our net income when, and if, securities are sold or an OTTI charge is recorded. Our equity securities are reported at fair value, with changes in fair value recognized as part of net income. At December 31, 2018 and 2017, we also invested in alternative investments including hedge funds, direct lending funds, private equity funds, real estate funds, CLO-Equities, other privately held investments and overseas deposits. These investments are also exposed to market risks, with the change in fair value reported immediately in net income.
The following is a sensitivity analysis of our primary market risk exposures at December 31, 2018 and 2017. Our policies to address these risks in 2018 were not materially different from 2017. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.
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

The following table presents the estimated pre-tax impact on the fair value of our fixed maturities due to an instantaneous increase in the U.S. yield curve of 100 basis points and an additional 100 basis point credit spread widening for corporate debt, non-agency residential and commercial MBS, ABS and municipal bond securities.

	Fair value	Potential adverse change in fair value
		Increase in interest rate by 100 basis points	Widening of credit spreads by 100 basis points	Total

At December 31, 2018
U.S. government and agency	$1,515,697	$(36,818)	$—	$(36,818)
Non-U.S. government	493,016	(17,219)	—	(17,219)
Agency RMBS	1,643,308	(63,612)	—	(63,612)

Securities exposed to credit spreads:
Corporate debt	4,876,921	(149,896)	(167,165)	(317,061)
CMBS	1,092,530	(51,005)	(54,608)	(105,613)
Non agency RMBS	40,687	(315)	(1,321)	(1,636)
ABS	1,637,603	(10,966)	(54,226)	(65,192)
Municipals	135,585	(4,838)	(5,316)	(10,154)
	$11,435,347	$(334,669)	$(282,636)	$(617,305)

At December 31, 2017
U.S. government and agency	$1,712,469	$(59,896)	$—	$(59,896)
Non-U.S. government	806,299	(24,443)	—	(24,443)
Agency RMBS	2,395,152	(102,736)	—	(102,736)

Securities exposed to credit spreads:
Corporate debt	5,297,866	(168,711)	(153,920)	(322,631)
CMBS	777,728	(39,572)	(42,817)	(82,389)
Non agency RMBS	46,831	(378)	(1,681)	(2,059)
ABS	1,436,281	(9,632)	(29,517)	(39,149)
Municipals	149,380	(5,156)	(5,830)	(10,986)
	$12,622,006	$(410,524)	$(233,765)	$(644,289)

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

In addition, our investment in bond mutual funds is exposed to interest rate risk; however, this exposure is largely mitigated by the short duration of the underlying securities.
Equity Price Risk
Our portfolio of equity securities, excluding the bond mutual funds, has exposure to equity price risk. This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices. The global equity portfolio is managed to a benchmark composite index, which consists of a blend of the S&P 500 and MSCI World indices. Changes in the underlying indices have a corresponding impact on the overall portfolio. At December 31, 2018, the fair value of our equity securities was $237 million (2017: $453 million). At December 31, 2018, the impact of a 20% decline in the overall market prices of our equity exposures would be $47 million (2017: $91 million), on a pre-tax basis.
Our investment in hedge funds has significant exposure to equity strategies with net long positions. At December 31, 2018, the impact of an instantaneous 15% decline in the fair value of our investment in hedge funds would be $29 million (2017: $55 million), on a pre-tax basis.

Foreign Currency Risk
The following table presents a sensitivity analysis of our total net foreign currency exposures.

	AUD	NZD	CAD	EUR	GBP	JPY	Other	Total

At December 31, 2018
Net managed assets (liabilities), excluding derivatives	$56,992	$(5,943)	$110,394	$(329,761)	$(166,396)	$(8,944)	$64,523	$(279,135)
Foreign currency derivatives, net	(38,383)	3,020	(128,266)	329,708	20,138	(8,663)	(939)	176,615
Net managed foreign currency exposure	18,609	(2,923)	(17,872)	(53)	(146,258)	(17,607)	63,584	(102,520)
Other net foreign currency exposure	1	—	82	(33)	379	—	52,924	53,353
Total net foreign currency exposure	$18,610	$(2,923)	$(17,790)	$(86)	$(145,879)	$(17,607)	$116,508	$(49,167)
Net foreign currency exposure as a percentage of total shareholders’ equity	0.4%	(0.1%)	(0.4%)	—%	(2.9%)	(0.4%)	2.3%	(1.0%)
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$1,861	$(292)	$(1,779)	$(9)	$(14,588)	$(1,761)	$11,651	$(4,917)

At December 31, 2017
Net managed assets (liabilities), excluding derivatives	$31,278	$(8,923)	$118,972	$(258,664)	$166,871	$15,044	$102,662	$167,240
Foreign currency derivatives, net	(5,468)	7,095	(117,945)	279,481	(82,488)	13,946	(4,739)	89,882
Net managed foreign currency exposure	25,810	(1,828)	1,027	20,817	84,383	28,990	97,923	257,122
Other net foreign currency exposure	1	—	(20)	99	(54)	—	80,669	80,695
Total net foreign currency exposure	$25,811	$(1,828)	$1,007	$20,916	$84,329	$28,990	$178,592	$337,817
Net foreign currency exposure as a percentage of total shareholders’ equity	0.5%	—%	—%	0.4%	1.6%	0.5%	3.3%	6.3%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$2,581	$(183)	$101	$2,092	$8,433	$2,899	$17,859	$33,782

(1)	Assumes 10% change in underlying currencies relative to the U.S. dollar.

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

Other Net Foreign Currency Exposure
Other net foreign currency exposure includes those assets managed by specific investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy. At December 31, 2018, other net foreign currency exposure primarily consisted of our emerging market debt securities portfolio. Refer to Item 7 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cash and Investments' for further details on these portfolios.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of AXIS Capital Holdings Limited

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AXIS Capital Holdings Limited and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2019 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 26, 2019

We have served as the Company's auditor since 2001.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2018 AND 2017

	2018	2017
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2018: $11,616,312; 2017: $12,611,219)	$11,435,347	$12,622,006
Equity securities, at fair value (Cost 2018: $365,905; 2017: $552,867)	381,633	635,511
Mortgage loans, held for investment, at amortized cost and fair value	298,650	325,062
Other investments, at fair value	787,787	1,009,373
Equity method investments	108,103	108,597
Short-term investments, at amortized cost and fair value	144,040	83,661
Total investments	13,155,560	14,784,210
Cash and cash equivalents	1,232,814	948,626
Restricted cash and cash equivalents	597,206	415,160
Accrued interest receivable	80,335	81,223
Insurance and reinsurance premium balances receivable	3,007,296	3,012,419
Reinsurance recoverable on unpaid losses	3,501,669	3,159,514
Reinsurance recoverable on paid losses	280,233	179,326
Deferred acquisition costs	566,622	474,061
Prepaid reinsurance premiums	1,013,573	809,274
Receivable for investments sold	32,627	11,621
Goodwill	102,003	102,003
Intangible assets	241,568	257,987
Value of business acquired	35,714	206,838
Other assets	285,346	317,915
Total assets	$24,132,566	$24,760,177

Liabilities
Reserve for losses and loss expenses	$12,280,769	$12,997,553
Unearned premiums	3,635,758	3,641,399
Insurance and reinsurance balances payable	1,338,991	899,064
Senior notes and notes payable	1,341,961	1,376,529
Payable for investments purchased	111,838	100,589
Other liabilities	393,178	403,779
Total liabilities	19,102,495	19,418,913
Commitments and Contingencies
Shareholders' equity
Preferred shares	775,000	775,000
Common shares (shares issued 2018: 176,580; 2017: 176,580 shares outstanding 2018: 83,586; 2017: 83,161)	2,206	2,206
Additional paid-in capital	2,308,583	2,299,166
Accumulated other comprehensive income (loss)	(177,110)	92,382
Retained earnings	5,912,812	5,979,666
Treasury shares, at cost (2018: 92,994; 2017: 93,419)	(3,791,420)	(3,807,156)
Total shareholders’ equity	5,030,071	5,341,264

Total liabilities and shareholders’ equity	$24,132,566	$24,760,177

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016

	2018	2017	2016
	(in thousands, except for per share data)
Revenues
Net premiums earned	$4,791,495	$4,148,760	$3,705,625
Net investment income	438,507	400,805	353,335
Other insurance related income (losses)	10,622	(1,240)	7,222
Bargain purchase gain	—	15,044	—
Net investment gains (losses):
Other-than-temporary impairment ("OTTI") losses	(9,733)	(14,493)	(26,210)
Other realized and unrealized investment gains (losses)	(140,485)	42,719	(34,315)
Total net investment gains (losses)	(150,218)	28,226	(60,525)
Total revenues	5,090,406	4,591,595	4,005,657

Expenses
Net losses and loss expenses	3,190,287	3,287,772	2,204,197
Acquisition costs	968,835	823,591	746,876
General and administrative expenses	627,389	579,428	602,717
Foreign exchange losses (gains)	(29,165)	134,737	(121,295)
Interest expense and financing costs	67,432	54,811	51,360
Transaction and reorganization expenses	66,940	26,718	—
Amortization of value of business acquired	172,332	50,104	—
Amortization of intangible assets	13,814	2,543	—
Total expenses	5,077,864	4,959,704	3,483,855

Income (loss) before income taxes and interest in income (loss) of equity method investments	12,542	(368,109)	521,802
Income tax (expense) benefit	29,486	7,542	(6,340)
Interest in income (loss) of equity method investments	993	(8,402)	(2,094)
Net income (loss)	43,021	(368,969)	513,368
Preferred share dividends	42,625	46,810	46,597
Loss on repurchase of preferred shares	—	—	1,309
Net income (loss) available (attributable) to common shareholders	$396	$(415,779)	$465,462

Per share data
Earnings (loss) per common share:
Earnings (loss) per common share	$—	$(4.94)	$5.13
Earnings (loss) per diluted common share	$—	$(4.94)	$5.08
Weighted average common shares outstanding	83,501	84,108	90,772
Weighted average diluted common shares outstanding	84,007	84,108	91,547

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016

	2018	2017	2016
	(in thousands)
Net income (loss)	$43,021	$(368,969)	$513,368

Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized investment gains (losses) arising during the year	(291,731)	205,419	5,072
Adjustment for reclassification of net realized investment (gains) losses and OTTI losses recognized in net income (loss)	100,902	(33,134)	62,190
Unrealized investment gains (losses) arising during the year, net of reclassification adjustment	(190,829)	172,285	67,262
Foreign currency translation adjustment	(11,165)	41,938	(638)
Total other comprehensive income (loss), net of tax	(201,994)	214,223	66,624
Comprehensive income (loss)	$(158,973)	$(154,746)	$579,992

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016

	2018	2017	2016
	(in thousands)
Preferred shares
Balance at beginning of year	$775,000	$1,126,074	$627,843
Shares issued	—	—	550,000
Shares repurchased	—	(351,074)	(51,769)
Balance at end of year	775,000	775,000	1,126,074

Common shares (par value)
Balance at beginning of year	2,206	2,206	2,202
Shares issued	—	—	4
Balance at end of year	2,206	2,206	2,206

Additional paid-in capital
Balance at beginning of year	2,299,166	2,299,857	2,241,388
Common shares issued	—	—	220
Treasury shares reissued	(24,088)	(39,368)	(19,303)
Settlement of accelerated share repurchase	—	—	60,000
Costs associated with issuance of preferred shares	—	—	(18,055)
Share-based compensation expense	33,505	38,677	35,607
Balance at end of year	2,308,583	2,299,166	2,299,857

Accumulated other comprehensive income (loss)
Balance at beginning of year	92,382	(121,841)	(188,465)
Unrealized gains (losses) on available-for-sale investments, net of tax:
Balance at beginning of year	89,962	(82,323)	(149,585)
Cumulative effect of adoption of ASU No. 2018-02	2,106	—	—
Cumulative effect of adoption of ASU No. 2016-01, net of taxes	(69,604)	—	—
Unrealized gains (losses) arising during the year, net of reclassification adjustment	(190,829)	172,285	67,262
Balance at end of year	(168,365)	89,962	(82,323)
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of year	2,420	(39,518)	(38,880)
Foreign currency translation adjustment	(11,165)	41,938	(638)
Balance at end of year	(8,745)	2,420	(39,518)
Balance at end of year	(177,110)	92,382	(121,841)

Retained earnings
Balance at beginning of year	5,979,666	6,527,627	6,194,353
Cumulative effect of adoption of ASU No. 2018-02	(2,106)	—	—
Cumulative effect of adoption of ASU No. 2016-01, net of taxes	69,604	—	—
Net income (loss)	43,021	(368,969)	513,368
Preferred share dividends	(42,625)	(46,810)	(46,597)
Loss on repurchase of preferred shares	—	—	(1,309)
Common share dividends	(134,748)	(132,182)	(132,188)
Balance at end of year	5,912,812	5,979,666	6,527,627

Treasury shares, at cost
Balance at beginning of year	(3,807,156)	(3,561,553)	(3,010,439)
Shares repurchased	(10,080)	(285,858)	(571,805)
Shares reissued	25,816	40,255	20,691
Balance at end of year	(3,791,420)	(3,807,156)	(3,561,553)

Total shareholders' equity	$5,030,071	$5,341,264	$6,272,370

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016

	2018	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$43,021	$(368,969)	$513,368
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net investment (gains) losses	144,297	(28,226)	60,525
Net realized and unrealized gains on other investments	(45,153)	(72,763)	(38,669)
Amortization of fixed maturities	24,663	43,292	65,921
Interest in income (loss) of equity method investments	495	8,402	2,094
Amortization of value of business acquired	172,332	50,104	—
Other amortization and depreciation	9,795	31,367	24,573
Share-based compensation expense, net of cash payments	34,346	12,667	52,211
Non-cash foreign exchange losses	—	24,149	—
Bargain purchase gain	—	(15,044)	—
Changes in:
Accrued interest receivable	(3,184)	(4,353)	(885)
Reinsurance recoverable balances on unpaid and paid losses	(766,690)	(131,160)	(176,532)
Deferred acquisition costs	(98,329)	(35,076)	33,212
Prepaid reinsurance premiums	(212,654)	(56,377)	(158,809)
Reserve for loss and loss expenses	442,839	1,004,578	54,476
Unearned premiums	29,760	(56,603)	198,938
Insurance and reinsurance balances, net	208,783	(81,831)	(209,895)
Other items	26,452	(64,928)	(13,804)
Net cash provided by operating activities	10,773	259,229	406,724

Cash flows from investing activities:
Purchases of:
Fixed maturities	(8,464,140)	(8,714,990)	(9,176,728)
Equity securities	(73,107)	(106,136)	(302,554)
Mortgage loans	(106,171)	(31,077)	(148,450)
Other investments	(180,126)	(153,150)	(190,370)
Equity method investments	—	(1,000)	(107,913)
Short-term investments	(305,670)	(41,609)	(190,747)
Proceeds from the sale of:
Fixed maturities	7,586,536	7,004,973	7,905,316
Equity securities	246,196	448,058	305,642
Other investments	361,030	260,943	215,578
Short-term investments	178,983	49,280	54,165
Proceeds from redemption of fixed maturities	1,241,214	2,009,982	1,492,588
Proceeds from redemption of short-term investments	45,831	119,427	36,546
Proceeds from the repayment of mortgage loans	133,081	56,435	5,040
Purchase of other assets	(25,103)	(42,685)	(27,149)
Purchase of subsidiaries, net	—	(466,941)	—
Net cash provided by (used in) investing activities	638,554	391,510	(129,036)

Cash flows from financing activities:
Net proceeds from issuance of debt	—	346,362	—
Repayment of notes payable	—	(67,242)	—
Net proceeds from issuance of preferred shares	—	—	531,945
Repurchase of common shares - open market	—	(261,180)	(495,426)
Taxes paid on withholding shares	(10,080)	(24,678)	(14,329)
Dividends paid - common shares	(133,502)	(135,032)	(132,323)
Repurchase of preferred shares	—	(351,074)	(51,769)
Dividends paid - preferred shares	(42,625)	(52,844)	(39,909)
Proceeds from issuance of common shares	—	—	224
Net cash used in financing activities	(186,207)	(545,688)	(201,587)

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016

Effect of exchange rate changes on foreign currency cash, cash equivalents and restricted cash	3,114	17,228	(9,345)
Increase in cash, cash equivalents and restricted cash	466,234	122,279	66,756
Cash, cash equivalents and restricted cash - beginning of year	1,363,786	1,241,507	1,174,751
Cash, cash equivalents and restricted cash - end of year	$1,830,020	$1,363,786	$1,241,507

Supplemental disclosures of cash flow information:
Income taxes paid	$15,698	$—	$12,041
Interest paid	$64,822	$49,945	$48,875

Supplemental disclosures of cash flow information:

In 2018, total consideration paid for an agreement for the Reinsurance to Close ("RITC") of the 2015 and prior years of account of Syndicate 2007 was $819 million of which $600 million was settled by way of a transfer of securities and was treated as a non-cash activity in the consolidated statement of cash flows (refer to Note 9 'Reserve for Losses and Loss Expenses').

In 2017, non-cash foreign exchange losses were attributable to the reclassification of the cumulative translation adjustment balance related to AXIS Specialty Australia from accumulated other comprehensive income in the consolidated balance sheet to foreign exchange losses (gains) in the consolidated statement of operations due to the wind-down of that operation which was substantially complete at March 31, 2017 (refer to Note 9 'Reserve for Losses and Loss Expenses' and Note 19 'Other Comprehensive Income (Loss)').

In 2016, total consideration paid for a quota share and adverse development reinsurance cover was $170 million of which $92 million was settled by a transfer of securities and was treated as a non-cash activity in the consolidated statement of cash flows (refer to Note 9 'Reserve for Losses and Loss Expenses').

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

18.	INCOME TAXES (CONTINUED)

1.	HISTORY

AXIS Capital Holdings Limited ("AXIS Capital" and together with its wholly owned subsidiaries the "Company"), was incorporated on December 9, 2002, under the laws of Bermuda. The Company provides a broad range of (re)insurance products on a worldwide basis. The Company's principal operating subsidiaries, located in Bermuda, the United States (U.S.), Europe, Singapore and Canada are described below:

•
AXIS Specialty Limited ("AXIS Specialty Bermuda"), a Bermuda domiciled company is licensed to provide specialty insurance and treaty reinsurance products on a worldwide basis. In addition, AXIS Specialty Bermuda conducts (re)insurance business through its branch in Singapore, AXIS Specialty Limited (Singapore Branch).

•
AXIS Insurance Company, domiciled in Illinois and AXIS Reinsurance Company, domiciled in New York, together with AXIS Reinsurance Company (Canadian branch) are licensed to offer a range of specialty insurance and treaty reinsurance products to a variety of niche markets on a worldwide basis. AXIS Surplus Insurance Company, domiciled in the state of Illinois is eligible to write insurance on a surplus lines basis.

•
AXIS Specialty Europe SE ("AXIS Specialty Europe") is a European public limited liability company, incorporated as a non-life insurer under the laws of Ireland. It is a Societas Europaea (SE), or European society company, and has been registered in accordance with company law of the E.U. AXIS Specialty Europe also conducts insurance business through its branch in the United Kingdom, AXIS Specialty Europe SE ("UK Branch"). Effective January 1, 2019, AXIS Specialty Europe will also conduct insurance business through new branches in Belgium and in the Netherlands.

•
AXIS Re SE ("AXIS Re") is a European public limited liability company, incorporated as a reinsurer under the laws of Ireland. AXIS Re SE is also a Societas Europaea (SE). AXIS Re also conducts reinsurance business through its branch in Switzerland, AXIS Re SE, Dublin (Zurich Branch).

•
The Company operates in the Lloyd's of London ("Lloyd's") market through AXIS Corporate Capital UK Limited which is the sole corporate member of AXIS Syndicate 1686 ("Syndicate 1686"). Effective August 4, 2017, AXIS Managing Agency Ltd. ("AXIS Managing Agency") assumed management of Syndicate 1686, replacing the Company's third-party managing agency agreement with Asta Managing Agency Limited, which had been in place since 2014. Effective January 1, 2019, AXIS Corporate Capital UK Limited and Novae Corporate Underwriting Limited ("NCUL") will provide 70% and 30%, respectively, of Syndicate 1686's capital support.

•
On October 2, 2017, AXIS Specialty UK Holdings Limited, a wholly owned subsidiary of the Company, acquired a 100% ownership interest in Novae Group plc ("Novae"). Novae operates in the Lloyd's market through NCUL, the sole corporate member of Novae Syndicate 2007 ("Syndicate 2007") and owns Lloyd’s managing agency, Novae Syndicates Limited ("NSL") which operated in the Lloyd’s insurance market and managed Syndicate 2007 until January 1, 2018, when the Company received authorization from Lloyd’s for AXIS Managing Agency to commence management and oversight of Syndicate 2007.

•
AXIS Ventures Limited ("AXIS Ventures"), regulated by the BMA as an insurance manager, generates fee income from services provided to strategic capital partners. AXIS Ventures Reinsurance Limited ("Ventures Re") is a Bermuda domiciled insurer and is a registered segregated accounts company under the Bermuda Segregated Accounts Companies Act 2000, as amended. Ventures Re manages capital for investors interested in deploying funds directly into the property-catastrophe and other short-tail business.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

During the three months ended March 31, 2018, the Company realigned its accident and health business by integrating this business and its operations into the Company's insurance and reinsurance segments. Through this realignment, the Company's accident and health business benefited from the greater scale and market presence of the Company's property and casualty insurance and reinsurance businesses and operations. Financial results relating to the Company's accident and health lines of business were previously included in the Company's insurance segment. Effective January 1, 2018, accident and health results are included in the results of both the insurance and reinsurance segments of the Company. As a result of the realignment, gross premiums written for the year ended December 31, 2017 of $313 million (2016: $288 million) and underwriting income for the year ended December 31, 2017 of $14 million (2016: $15 million) were reclassified from the Company's insurance segment to the Company's reinsurance segment.

At December 31, 2018 the Company represented reinsurance recoverable on unpaid losses separately from reinsurance recoverable on paid losses in the consolidated balance sheets. This presentation was adopted to facilitate comparison to the reconciliation of beginning and ending net reserves for unpaid losses and loss expenses (refer to Note 9 'Reserve for Losses and Loss Expenses').

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
Use of Estimates
The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes that the amounts included in the consolidated financial statements reflect its best estimates and assumptions, actual results could differ from those estimates. The Company’s principal estimates include:

•	reserve for losses and loss expenses;

•	reinsurance recoverable on unpaid losses, including the provision for uncollectible amounts;

•	gross and net premiums written and net premiums earned;

•	fair value measurements of financial assets and liabilities; and

•	other-than-temporary impairments ("OTTI") in the carrying value of available-for-sale securities.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company's significant accounting policies are as follows:

a)	Investments
Fixed Maturities, Available-for-sale, at Fair Value
Fixed maturities classified as available-for-sale are reported at fair value (refer to Note 7 'Fair Value Measurements'). The change in fair values (net unrealized investment gains (losses)) of fixed maturities, net of tax is recognized in accumulated other comprehensive income (loss) ("AOCI") in the consolidated statement of change shareholders’ equity.
Net investment income includes interest income and the amortization of market premiums and discounts and is presented net of investment expenses. Investment income is recognized when earned. Purchases and sales of fixed maturities are recorded on a trade-date basis and realized investment gains (losses) on sales of fixed maturities are determined based on the specific identification method. Realized investment gains (losses) on fixed maturities are included in net investments gains (losses) in the consolidated statements of operations.
The Company recognizes investment income from fixed maturities based on the constant effective yield method, which includes an adjustment for estimated principal repayments, if applicable. The effective yield used to determine the amortization of fixed maturities subject to prepayment risk (e.g. asset-backed, mortgage-backed and other structured securities) is recalculated and adjusted periodically based upon historical and/or projected future cash flows. Adjustments to the yield for highly-rated prepayable fixed maturities are accounted for using the retrospective method. Adjustments to the yield for other prepayable fixed maturities are accounted for using the prospective method.
A fixed maturity is impaired if the fair value of the investment is below amortized cost. On a quarterly basis, the Company assesses whether unrealized investment losses on fixed maturities represent impairments that are other-than-temporary. The Company's impairment review process begins with a quantitative analysis to identify securities to be evaluated for potential OTTI. For identified securities, fundamental analysis is performed that considers the following quantitative and qualitative factors:
(i) the duration and the extent of the decline;
(ii) the financial condition, near-term and long-term prospects of the issuer of the security;
(iii) the reason for the decline (e.g. credit spread widening, credit event, foreign exchange rate movements);
(iii) the historical and implied future volatility of the fair value; and
(v) the collateral structure and credit support of the security, if applicable.
If a fixed maturity is impaired and the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the impairment is considered other-than-temporary. In these instances, the full amount of the impairment is charged to net income and is included in net investment gains (losses).
In instances where the Company intends to hold the impaired fixed maturity, the Company estimates the anticipated credit loss on the security and recognizes this component of the impairment in net income with a corresponding adjustment to amortized cost (new cost basis) of the security. The new cost basis is adjusted for subsequent increases in fair value where the difference between the new cost basis and the expected cash flows is accreted on a quarterly basis to net investment income over the remaining life of the fixed maturity.
The Company recognizes the non-credit component of the impairment (i.e. related to interest rates, market conditions, etc.) in other comprehensive income.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Equity Securities, at Fair Value

Following the adoption of Accounting Standards Update ("ASU") 2016-01 "Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities," (refer to 'New Accounting Standards Adopted in 2018' below)

Equity securities are reported at fair value (refer to Note 7 'Fair Value Measurements'). Effective January 1, 2018, following the adoption of ASU 2016-01, the change in the fair values (net unrealized investment gains (losses)) of equity securities, net of tax is recognized in net investments gains (losses) in the consolidated statements of operations.
Net investment income includes dividend income and is presented net of investment expenses. Investment income is recognized when earned. Purchases and sales of equity securities are recorded on a trade-date basis and realized investment gains (losses) on sales of equity securities are determined based on the specific identification method. Realized investment gains (losses) on equity securities are included in net investments gains (losses) in the consolidated statements of operations.

Prior to the Adoption of ASU 2016-01

Equity securities are reported at fair value. Prior to the adoption of ASU 2016-01, the change in the fair values (net unrealized investment gains (losses)) of equity securities, net of tax was recognized in AOCI in the consolidated statement of changes in shareholders’ equity. An equity security is impaired if the fair value of the investment is below cost. On a quarterly basis, the Company assessed whether unrealized investment losses on equity securities represented impairments that are other-than-temporary and recognized impairments on equity securities in an unrealized loss position when the Company did not have the ability and intent to hold the security for a reasonable period of time to allow for a full recovery. The full amount of the impairment was charged to net income and was included in net realized investment gains (losses) in the consolidated statements of operations. Upon recognition of an other-than-temporary impairment ("OTTI") charge, the new cost basis for the equity security was the cost for an equity security less the OTTI charge recognized in net income. The new cost basis was not adjusted for subsequent increases in fair value.

Mortgage Loans Held-for-investment

Mortgage loans held-for-investment are reported at amortized cost which is calculated as the unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, and is net of valuation allowances. Interest income and prepayment fees are recognized when earned. Interest income is recognized based on an effective yield method which gives effect to the amortization of premiums and accretion of discounts.
Other Investments
Other investments are recorded at fair value (refer to Note 7 'Fair Value Measurements'), with both changes in fair value and realized investment gains (losses) reported in net investment income in the consolidated statements of operations.
Equity Method Investments

Investments in which the Company has significant influence over the operating and financial policies of the investee are classified as equity method investments and are accounted for using the equity method of accounting. In applying the equity method of accounting, investments are initially recorded at cost and are subsequently adjusted based on the Company’s proportionate share of net income or loss of the investee. Adjustments are based on the most recently available financial information from the investee. Changes in the carrying value of these investments are recorded in net income as interest in income (loss) of equity method investments.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Short-term Investments
Short-term investments primarily comprise highly-liquid debt securities with maturities greater than three months but less than one year from the date of purchase. These investments are carried at amortized cost, which approximates fair value.

b)	Cash and Cash Equivalents
Cash equivalents include money-market funds, fixed interest deposits and reverse repurchase agreements with a maturity of under 90 days when purchased. Cash and cash equivalents are recorded at amortized cost, which approximates fair value due to the short-term, liquid nature of these securities. Restricted cash primarily relates to funds held in trust to support of obligations in regulatory jurisdictions where the Company operates as a non-admitted carrier and to support the underwriting activities of Syndicate 1686 and Syndicate 2007 at Lloyd's.

c)	Premiums and Acquisition Costs
Premiums
Insurance premiums written are recorded in accordance with the terms of the underlying policies.
Reinsurance premiums are recorded at the inception of the contract and are estimated based on information received from ceding companies. For multi-year contracts where (re)insurance premiums are payable in annual installments, premiums are recorded at the inception of the contract based on management’s best estimate of total premiums to be received. However, premiums are normally recognized on an annual basis for multi-year contracts where the cedant has the ability to unilaterally commute or cancel coverage within the term of the policy. The remaining annual premiums are included as written at each successive anniversary date within the multi-year term.
Any adjustments to insurance and reinsurance premium estimates are recognized in the period in which they are determined.
(Re)insurance premiums are earned evenly over the period during which the Company is exposed to the underlying risk, which is generally one to two years with the exception of multi-year contracts. Unearned premiums represent the portion of premiums written which relates to the unexpired risks under contracts in force.
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
Acquisition Costs
Acquisition costs vary with and are directly related to the successful acquisition efforts of acquiring new or renewing existing (re)insurance contracts and consist primarily of fees and commissions paid to brokers and premium taxes. Acquisition costs are shown net of commissions earned on ceded reinsurance. Net acquisition costs are deferred and charged to expense as the related premium is earned. Insurance and reinsurance premiums balance receivable is presented net of acquisition costs when contract terms provide for the right of offset.
Anticipated losses and loss expenses, other costs and investment income related to these premiums are considered in assessing the recoverability of deferred acquisition costs. If deferred amounts are estimated to be unrecoverable, they are expensed. Compensation expenses for personnel involved in contract acquisition, as well as advertising costs, are expensed as incurred.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

d)	Losses and Loss Expenses
Reserve for losses and loss expenses represents an estimate of the unpaid portion of the ultimate liability for losses and loss expenses for (re)insured events that have occurred at or before the balance sheet date. These amounts reflect both claims that have been reported ("case reserves") and claims that have been incurred but not yet reported ("IBNR") and are reduced for estimated amounts of salvage and subrogation recoveries.
The Company reviews its reserve for losses and loss expenses on a quarterly basis. Case reserves are primarily established based on amounts reported from insureds and/or their brokers. Management estimates IBNR after reviewing detailed actuarial analyses and applying informed judgment regarding qualitative factors that may not be fully captured in the actuarial estimates. A variety of actuarial methods are utilized in this process, including the Expected Loss Ratio, Chain Ladder and Bornhuetter Ferguson methods. The estimate is highly dependent on management’s judgment as to which method(s) are most appropriate for a particular accident year and line of business. Historical claims data is often supplemented with industry benchmarks when applying these methodologies.
Any adjustments to reserve for losses and loss expenses estimates are recognized in the period in which they are determined. While the Company believes that its reserves for losses and loss expenses are adequate, this estimate requires significant judgment and new information, events or circumstances may result in ultimate losses that are materially greater or less than provided for in the consolidated balance sheets.

e)	Reinsurance
In the normal course of business, the Company purchases reinsurance protection to limit its ultimate losses from catastrophic events and to reduce its loss aggregation risk. The premiums paid to reinsurers (i.e. ceded premiums written) are expensed over the coverage period. Prepaid reinsurance premiums represent the portion of premiums ceded which relate to the unexpired term of the contracts in force. Reinstatement premiums ceded are recognized and earned at the time a loss event occurs, where the coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms.
Reinsurance recoverable related to case reserves is estimated on a case-by-case basis by applying the terms of any applicable reinsurance cover to individual case reserve estimates. Reinsurance recoverable related to IBNR is generally developed as part of our loss reserving process, therefore, its estimation is subject to similar risks and uncertainties as the estimation of IBNR.
Reinsurance recoverable is presented net of a provision for uncollectible amounts, reflecting the amount the Company believes ultimately will not be recovered due to reinsurer insolvency, contractual disputes and/or some other reason. The Company applies case-specific provisions against reinsurance recoverable on unpaid and paid losses that it deems unlikely to be collected in full. In addition, the Company uses a default analysis to estimate the provision for uncollectible amounts on the remainder of the reinsurance recoverable balance.
The estimates of reinsurance recoverable and the associated provision for uncollectible amounts require management’s judgment and are reviewed in detail on a quarterly basis. Any adjustments to the provision for uncollectible amounts are recognized in the period in which they are determined.
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

cumulative amortization adjustment is recognized in net income in the period of the change so that the deferred gain reflects the balance that would have existed had the revised estimate been available at the inception of the reinsurance transaction.

f)	Foreign Exchange
The functional currency of the Company and the majority of its subsidiaries is the U.S. dollar. All foreign currency transactions are initially measured and recorded in the Company’s functional currency using the rates of exchange prevailing at the transaction date.
Monetary assets and liabilities denominated in foreign currency are remeasured to functional currency at the rates of exchange in effect at the balance sheet date with the resulting foreign currency gains (losses) generally being recognized in the consolidated statements of operations. Foreign currency gains (losses) related to available-for-sale investments denominated in foreign currency represent an unrealized appreciation (depreciation) in the market value of the securities and are included in the relevant component of AOCI. Non-monetary assets and liabilities denominated in foreign currency are not subsequently remeasured.
The Company’s reporting currency is the U.S. dollar. Assets and liabilities of the Company's subsidiaries and branches where the functional currency is not the U.S. dollar, are translated into U.S. dollars using the rates of exchange in effect at the balance sheet date, and revenue and expenses are translated using the weighted average foreign exchange rates for the period. The effect of translation adjustments is reported as a separate component of AOCI in the consolidated statement of change shareholders’ equity.
g)    Share-based Compensation
The Company is authorized to issue restricted shares, restricted stock units, performance units, stock options, stock appreciation rights and other equity-based awards to its employees and directors. The Company's plan includes both share-settled and cash-settled service and performance based awards.
The fair value of share-settled service and performance based awards is based on the market value of the Company's common share measured at the grant date and is expensed over the requisite service period.
The fair value cash-settled service and performance based awards is also based on the fair market value of Company's common shares at the grant date and is expensed over the requisite service period. In addition, the fair value of the cash-settled service and performance based awards is recognized as a liability in the consolidated balance sheet and is remeasured at the end of each reporting period.
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company measures all derivative instruments at fair value (refer to Note 7 'Fair Value Measurements') and recognizes them as either assets or liabilities in the consolidated balance sheets. Subsequent changes in fair value and any realized gains or losses are recognized in the consolidated statements of operations.

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

For the purposes of evaluating goodwill for impairment, the Company may first perform a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. If determined to be necessary, the quantitative test compares the fair value of a reporting unit with its carrying amount, including goodwill. Subsequent to the adoption of ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment" (refer to 'New Accounting Standards Adopted in 2018' below) if the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of the reporting unit exceeds the fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

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

For other definite lived intangible asset the Company tests for recoverability whenever events or changes in circumstances indicate its carrying amount may not be recoverable. The Company recognizes an impairment loss if the carrying amount of the asset is not recoverable and exceeds its fair value. The carrying amount of a definite lived intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

l)	New Accounting Standards Adopted in 2018

Recognition and Measurement of Financial Assets and Financial Liabilities
Fixed maturities and equity securities are reported at fair value at the balance sheet date (refer to Note 7 'Fair Value Measurements'). Effective January 1, 2018, the Company adopted ASU 2016-01 "Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities," which:

•
requires equity investments (except those accounted for under the equity method of accounting, investments that are consolidated or those that meet a practicability exception) to be measured at fair value with changes in fair value recognized in net income;

•
simplifies the impairment assessment of equity investments without readily determinable values by requiring a qualitative assessment to identify impairment, eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost,

•	requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes;

•
requires separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liabilities in accordance with the fair value option;

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

The Company generated fee income of $32 million for the year ended December 31, 2018 which is within the scope of this ASU. These fees represent service fees earned by the Company's reinsurance segment related to services provided to

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Simplifying the Test for Goodwill Impairment

Effective October 1, 2018, the Company adopted ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment" that eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, an impairment charge will be based on the excess of a reporting unit's carrying amount over its fair value (i.e., measure the charge based on Step 1 of the current goodwill impairment test). The adoption of this guidance did not impact the Company's results of operations, financial condition and liquidity.

m)	Recently Issued Accounting Standards Not Yet Adopted

Leases

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" which provided a new comprehensive model for lease accounting. Topic 842 will require a lessee to recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company will adopt Topic 842 effective January 1, 2019, by electing the additional transition method provided in ASU 2018-11. The Company will also elect the package of practical expedients permitted under the transition guidance of Topic 842, which must be elected as a package and applied consistently to all leases. The package of practical expedients permits the Company not to reassess the following:

1.	whether any expired or existing contracts are or contain leases;

2.	the lease classification for any expired or existing leases; and

3.	initial direct costs for any existing leases.

In addition to electing the package of practical expedients, the Company will make an accounting policy election not to record leases with an initial term of 12 months or less (short-term) in the Company's consolidated balance sheets. The Company will recognize expense for short-term lease payments on a straight-line basis over the lease term in the Company's consolidated statements of operations. At December 31, 2018, the Company expects the adoption of this guidance will result in the recognition of lease assets and lease liabilities of approximately $149 million in the Company's consolidated balance sheets at January 1, 2019, related to existing office property and equipment leases. The adoption of this guidance will not impact the Company's results of operations and liquidity.

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

Premium Amortization on Purchased Callable Debt Securities

In March 2017, the FASB issued ASU 2017-08 "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities" which shortens the amortization period for certain purchased callable debt securities held at a premium. The Company plans to adopt this guidance effective January 1, 2019. The adoption of this guidance will not impact the Company's results of operations, financial condition and liquidity.

Changes to Disclosures on Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13 "Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement" to improve the effectiveness of fair value measurement disclosures. This guidance is effective for interim and annual reporting periods, beginning after December 15, 2019, with early adoption permitted. The Company plans to adopt this guidance effective January 1, 2019. As this guidance relates solely to financial statement disclosures, the adoption of ASU 2016-18, will not impact the Company's results of operations, financial condition and liquidity.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

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

The purchase price was allocated to the assets acquired and liabilities assumed of Novae based on estimated fair values at the closing date and the Company recognized goodwill of $54 million. The allocation of the purchase price was based on information included in Novae's audited financial statements at October 2, 2017.

In addition, the Company identified finite lived intangible assets of $385 million, including Value of Business Acquired ("VOBA") which represents the present value of the expected underwriting profit within policies that were in-force at the closing date of the transaction, of $257 million and finite lived intangible assets primarily related to distribution networks of $128 million. The Company also identified indefinite lived intangible assets related to Lloyd's syndicate capacity of $95 million (refer to Note 5 'Goodwill and Intangible Assets' for further information).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

3.     BUSINESS COMBINATIONS (CONTINUED)

•
Reserves for losses and loss expenses: To reflect adjustments arising from the alignment of premium recognition accounting policies and reserving methodologies, as well as the price associated with the Reinsurance to Close ("RITC") of the 2015 and prior years of account of Syndicate 2007;

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

3.     BUSINESS COMBINATIONS (CONTINUED)

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

3.     BUSINESS COMBINATIONS (CONTINUED)

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

On September 6, 2017 (the "closing date"), the Company acquired a 100% ownership interest in Contessa Limited ("Contessa"). Contessa is a Managing General Agent that manages, underwrites, services and administers small and medium

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

3.     BUSINESS COMBINATIONS (CONTINUED)

sized commercial property and casualty business on behalf of the Company. The purchase price was allocated to the assets acquired and liabilities assumed of Contessa based on estimated fair values on the closing date. Consequently, the Company recognized goodwill of $1 million.

Transaction and Integration Expenses

In connection with the acquisition of Novae, the Company incurred transaction and integration related expenses of $26 million (2017: $27 million). The transaction and integration related expenses included due diligence, legal, accounting, investment banking fees and expenses, as well as integration expenses related to the integration of Novae into the Company's operations and compensation-related costs associated with the termination of certain employees. These expenses are included in transaction and reorganization expenses in the consolidated statement of operations.

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
Insurance
The Company's insurance segment offers specialty insurance products to a variety of niche markets on a worldwide basis. The product lines in this segment are property, marine, terrorism, aviation, credit and political risk, professional lines, liability, accident and health, together with discontinued lines - Novae, which represents lines of business that Novae exited or placed into run-off in the three month periods ended December 31, 2016 and March 31, 2017.

Reinsurance
The Company's reinsurance segment provides treaty reinsurance to insurance companies on a worldwide basis. The product lines in this segment are catastrophe, property, professional lines, credit and surety, motor, liability, agriculture, engineering, marine and other, accident and health, together with discontinued lines - Novae, which represents lines of business that Novae exited or placed into run-off in the three month periods ended December 31, 2016 and March 31, 2017. The reinsurance segment also wrote derivative based risk management products designed to address weather and commodity price risks until July 1, 2017.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

4.	SEGMENT INFORMATION (CONTINUED)

The following tables present the underwriting results of the Company's reportable segments, as well as the carrying amounts of allocated goodwill and intangible assets:

At and year ended December 31, 2018	Insurance	Reinsurance	Total

Gross premiums written	$3,797,592	$3,112,473	$6,910,065
Net premiums written	2,324,747	2,334,215	4,658,962
Net premiums earned	2,362,606	2,428,889	4,791,495
Other insurance related income	3,460	7,162	10,622
Net losses and loss expenses	(1,494,323)	(1,695,964)	(3,190,287)
Acquisition costs	(399,193)	(569,642)	(968,835)
General and administrative expenses	(395,252)	(123,916)	(519,168)
Underwriting income	$77,298	$46,529	123,827

Corporate expenses			(108,221)
Net investment income			438,507
Net investment losses			(150,218)
Foreign exchange gains			29,165
Interest expense and financing costs			(67,432)
Transaction and reorganization expenses			(66,940)
Amortization of value of business acquired			(172,332)
Amortization of intangible assets			(13,814)
Income before income taxes and interest in income (loss) of equity method investments			$12,542

Net loss and loss expense ratio	63.2%	69.8%	66.6%
Acquisition cost ratio	16.9%	23.5%	20.2%
General and administrative expense ratio	16.8%	5.1%	13.1%
Combined ratio	96.9%	98.4%	99.9%

Total intangible assets	$379,285	$—	$379,285

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

4.	SEGMENT INFORMATION (CONTINUED)

At and year ended December 31, 2017	Insurance	Reinsurance	Total

Gross premiums written	$2,814,918	$2,741,355	$5,556,273
Net premiums written	1,775,825	2,251,318	4,027,143
Net premiums earned	1,816,438	2,332,322	4,148,760
Other insurance related income (loss)	2,944	(4,184)	(1,240)
Net losses and loss expenses	(1,465,427)	(1,822,345)	(3,287,772)
Acquisition costs	(270,229)	(553,362)	(823,591)
General and administrative expenses	(325,368)	(124,115)	(449,483)
Underwriting loss	$(241,642)	$(171,684)	(413,326)

Corporate expenses			(129,945)
Net investment income			400,805
Net investment gains			28,226
Foreign exchange losses			(134,737)
Interest expense and financing costs			(54,811)
Bargain purchase gain			15,044
Transaction and reorganization expenses			(26,718)
Amortization of value of business acquired			(50,104)
Amortization of intangible assets			(2,543)
Loss before income taxes and interest in income (loss) of equity method investments			$(368,109)

Net loss and loss expense ratio	80.7%	78.1%	79.2%
Acquisition cost ratio	14.9%	23.7%	19.9%
General and administrative expense ratio	17.9%	5.3%	14.0%
Combined ratio	113.5%	107.1%	113.1%

Total intangible assets	$566,828	$—	$566,828

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

4.	SEGMENT INFORMATION (CONTINUED)

At and year ended December 31, 2016	Insurance	Reinsurance	Total

Gross premiums written	$2,432,475	$2,537,733	$4,970,208
Net premiums written	1,519,559	2,233,415	3,752,974
Net premiums earned	1,534,282	2,171,343	3,705,625
Other insurance related income	89	7,133	7,222
Net losses and loss expenses	(977,771)	(1,226,426)	(2,204,197)
Acquisition costs	(206,619)	(540,257)	(746,876)
General and administrative expenses	(327,351)	(155,350)	(482,701)
Underwriting income	$22,630	$256,443	279,073

Corporate expenses			(120,016)
Net investment income			353,335
Net investment losses			(60,525)
Foreign exchange gains			121,295
Interest expense and financing costs			(51,360)
Income before income taxes and interest in income (loss) of equity method investments			$521,802

Net loss and loss expense ratio	63.7%	56.5%	59.5%
Acquisition cost ratio	13.5%	24.9%	20.2%
General and administrative expense ratio	21.3%	7.1%	16.2%
Combined ratio	98.5%	88.5%	95.9%

Total intangible assets	$85,049	$—	$85,049

The following table presents gross premiums written by the geographical location of the Company's subsidiaries:

Year ended December 31,	2018	2017	2016

Bermuda	$606,452	$529,425	$465,980
Ireland	1,805,882	1,569,956	1,650,229
U.S.	2,811,537	2,814,933	2,562,789
Lloyd's of London	1,686,194	641,959	291,210
Total gross premium written	$6,910,065	$5,556,273	$4,970,208

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

4.	SEGMENT INFORMATION (CONTINUED)

The following table presents net premiums earned by segment and line of business:

Year ended December 31,	2018	2017	2016

Insurance
Property	$796,945	$543,342	$426,918
Marine	300,944	181,533	150,046
Terrorism	49,150	36,084	33,279
Aviation	74,203	75,107	44,980
Credit and political risk	102,825	56,432	57,964
Professional lines	570,241	519,759	510,806
Liability	229,373	188,770	169,182
Accident and health	207,777	199,121	141,107
Discontinued lines - Novae	31,148	16,290	—
Total Insurance	2,362,606	1,816,438	1,534,282

Reinsurance
Catastrophe	250,016	209,470	199,825
Property	317,038	304,376	272,403
Professional lines	220,687	226,622	289,868
Credit and surety	250,276	244,186	252,210
Motor	438,693	371,501	318,863
Liability	363,292	351,940	332,479
Agriculture	176,435	195,391	142,501
Engineering	67,932	66,291	62,833
Marine and other	35,570	64,449	57,322
Accident and health	299,813	289,925	243,039
Discontinued lines - Novae	9,137	8,171	—
Total Reinsurance	2,428,889	2,332,322	2,171,343

Total	$4,791,495	$4,148,760	$3,705,625

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

5.	GOODWILL AND INTANGIBLE ASSETS

The table below provides details of goodwill and intangible assets related to the Company's insurance segment:

	Goodwill	Intangible assets with an indefinite life	Intangible assets with a finite life	Total

Balance at December 31, 2016
Gross amount	$42,237	$26,036	$23,030	$91,303
Accumulated amortization	n/a	n/a	(9,356)	(9,356)
Accumulated translation adjustment	4,911	—	—	4,911
	47,148	26,036	13,674	86,858
Amortization	n/a	n/a	(1,809)	(1,809)
Balance at December 31, 2017
Gross amount (1)	42,237	26,036	23,030	91,303
Accumulated amortization (1)	n/a	n/a	(11,165)	(11,165)
Accumulated translation adjustment	4,911	—	—	4,911
	47,148	26,036	11,865	85,049
Acquired during the year	54,855	94,748	387,545	537,148
Amortization	n/a	n/a	(55,369)	(55,369)
Balance at December 31, 2018
Gross amount	$97,092	$120,784	$410,575	$628,451
Accumulated amortization	n/a	n/a	(66,534)	(66,534)
Accumulated translation adjustment	4,911	—	—	4,911
	102,003	120,784	344,041	566,828
Amortization	n/a	n/a	(184,043)	(184,043)
Impairment charge	—	—	(3,500)	(3,500)
	$102,003	$120,784	$156,498	$379,285

n/a – not applicable
Acquisitions in 2017
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

5.	GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

Impairment Review
The Company's impairment review of goodwill and indefinite lived intangibles resulted in the recognition of an impairment loss of $4 million for the year ended December 31, 2018, related to the termination of the MGA contract intangible asset identified in connection with the acquisition of Novae. The Company's impairment reviews of goodwill and indefinite lived intangibles did not result in the recognition of impairment losses for the years ended December 31, 2017 and 2016.

The tables below provide details of the gross amount and accumulated amortization by category of VOBA and intangible assets:

	VOBA and intangible assets
Balance At December 31, 2018	Gross amount	Accumulated amortization and impairment	Total

U.S. state licenses	$26,036	n/a	$26,036
Customer lists, trademark and non-compete - Media Pro	9,700	(9,598)	102
Customer relationships and customers lists - Ternian	13,330	(4,999)	8,331
VOBA - Aviabel	2,140	(2,140)	—
VOBA - Novae	256,942	(221,228)	35,714
Syndicate capacity	94,748	n/a	94,748
Coverholders	63,565	(6,622)	56,943
Large brokers	46,641	(3,888)	42,753
SME brokers	14,126	(1,471)	12,655
MGA contract(1)	4,131	(4,131)	—
	$531,359	$(254,077)	$277,282

(1)
During the year ended December 31, 2018, an impairment charge of $3,500 was recognized related to the termination of the MGA contract intangible asset identified in connection with the acquisition of Novae.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

5.	GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

	VOBA and Intangible assets
Balance At December 31, 2017	Gross amount	Accumulated amortization	Total

U.S. state licenses	$26,036	n/a	$26,036
Customer lists, trademark and non-compete - Media Pro	9,700	(9,244)	456
Customer relationships and customers lists - Ternian	13,330	(3,666)	9,664
VOBA - Aviabel	2,140	(977)	1,163
VOBA - Novae	256,942	(50,104)	206,838
Syndicate capacity	94,748	n/a	94,748
Coverholders	63,565	(1,324)	62,241
Large brokers	46,641	(777)	45,864
SME brokers	14,126	(294)	13,832
MGA contract	4,131	(148)	3,983
	$531,359	$(66,534)	$464,825

The table below provides details of estimated amortization expense of VOBA and intangible assets with a finite life:

	VOBA	Intangible assets	Total
2019	26,722	11,017	37,739
2020	5,139	10,916	16,055
2021	3,853	10,916	14,769
2022	—	10,916	10,916
2023	—	10,916	10,916
2024 and thereafter	—	66,103	66,103
Total remaining amortization expense	35,714	120,784	156,498
Indefinite lived intangible assets	—	120,784	120,784
Total intangible assets	$35,714	$241,568	$277,282

The estimated remaining useful lives of finite lived intangible assets range from 1 to 14 years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

6.	INVESTMENTS

a)	Fixed Maturities and Equity Securities

Fixed Maturities
The amortized cost and fair values of the Company's fixed maturities classified as available for sale were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Non-credit OTTI in AOCI(5)

At December 31, 2018
Fixed maturities
U.S. government and agency	$1,520,142	$4,232	$(8,677)	$1,515,697	$—
Non-U.S. government	507,550	1,586	(16,120)	493,016	—
Corporate debt	4,990,279	15,086	(128,444)	4,876,921	—
Agency RMBS(1)	1,666,684	6,508	(29,884)	1,643,308	—
CMBS(2)	1,103,507	2,818	(13,795)	1,092,530	—
Non-Agency RMBS	40,732	1,237	(1,282)	40,687	(857)
ABS(3)	1,651,350	1,493	(15,240)	1,637,603	—
Municipals(4)	136,068	914	(1,397)	135,585	—
Total fixed maturities	$11,616,312	$33,874	$(214,839)	$11,435,347	$(857)

At December 31, 2017
Fixed maturities
U.S. government and agency	$1,727,643	$1,735	$(16,909)	$1,712,469	$—
Non-U.S. government	798,582	17,240	(9,523)	806,299	—
Corporate debt	5,265,795	61,922	(29,851)	5,297,866	—
Agency RMBS(1)	2,414,720	8,132	(27,700)	2,395,152	—
CMBS(2)	776,715	4,138	(3,125)	777,728	—
Non-Agency RMBS	45,713	1,917	(799)	46,831	(853)
ABS(3)	1,432,884	5,391	(1,994)	1,436,281	—
Municipals(4)	149,167	1,185	(972)	149,380	—
Total fixed maturities	$12,611,219	$101,660	$(90,873)	$12,622,006	$(853)

(1)	Residential mortgage-backed securities ("RMBS") originated by U.S. government-sponsored agencies.

(2)	Commercial mortgage-backed securities ("CMBS").

(3)
Asset-backed securities ("ABS") include debt tranched securities collateralized primarily by auto loans, student loans, credit card receivables, collateralized debt obligations ("CDOs") and collateralized loan obligations ("CLOs").

(4)	Municipals include bonds issued by states, municipalities and political subdivisions.

(5)
Represents the non-credit component of the other-than-temporary impairment ("OTTI") losses, adjusted for subsequent sales, maturities and redemptions. It does not include the change in fair value subsequent to the impairment measurement date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

6.	INVESTMENTS (CONTINUED)

Equity Securities

The cost and fair values of the Company's equity securities were as follows:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value

At December 31, 2018
Equity securities
Common stocks	$790	$112	$(375)	$527
Exchange-traded funds	213,420	33,498	(10,079)	236,839
Bond mutual funds	151,695	—	(7,428)	144,267
Total equity securities	$365,905	$33,610	$(17,882)	$381,633

At December 31, 2017
Equity securities
Common stocks	$22,836	$3,412	$(590)	$25,658
Exchange-traded funds	356,252	71,675	(294)	427,633
Bond mutual funds	173,779	9,440	(999)	182,220
Total equity securities	$552,867	$84,527	$(1,883)	$635,511

In the normal course of investing activities, the Company actively manages allocations to non-controlling tranches of structured securities which are variable interests issued by Variable Interest Entities ("VIEs"). These structured securities include RMBS, CMBS and ABS. The Company also invests in limited partnerships including hedge funds, direct lending funds, private equity funds and real estate funds as well as CLO equity tranched securities, which are all variable interests issued by VIEs (refer to Note 6(c) 'Other Investments'). The Company does not have the power to direct the activities that are most significant to the economic performance of the VIEs therefore the Company is not the primary beneficiary of any of these VIEs. The maximum exposure to loss on these interests is limited to the amount of investment made by the Company. The Company has not provided financial or other support with respect to these structured securities other than the original investment.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

6.	INVESTMENTS (CONTINUED)

Contractual Maturities
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The contractual maturities of fixed maturities are shown below:

	Amortized cost	Fair value	% of Total fair value

At December 31, 2018
Maturity
Due in one year or less	$430,390	$426,142	3.7%
Due after one year through five years	4,751,064	4,691,263	41.0%
Due after five years through ten years	1,762,452	1,697,737	14.8%
Due after ten years	210,133	206,077	1.8%
	7,154,039	7,021,219	61.3%
Agency RMBS	1,666,684	1,643,308	14.4%
CMBS	1,103,507	1,092,530	9.6%
Non-Agency RMBS	40,732	40,687	0.4%
ABS	1,651,350	1,637,603	14.3%
Total	$11,616,312	$11,435,347	100.0%

At December 31, 2017
Maturity
Due in one year or less	$486,659	$484,663	3.8%
Due after one year through five years	4,906,207	4,912,189	38.9%
Due after five years through ten years	2,338,964	2,350,433	18.6%
Due after ten years	209,357	218,729	1.7%
	7,941,187	7,966,014	63.0%
Agency RMBS	2,414,720	2,395,152	19.0%
CMBS	776,715	777,728	6.2%
Non-Agency RMBS	45,713	46,831	0.4%
ABS	1,432,884	1,436,281	11.4%
Total	$12,611,219	$12,622,006	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

6.	INVESTMENTS (CONTINUED)

Gross Unrealized Losses
The following table summarizes fixed maturities and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

At December 31, 2018(1)
Fixed maturities
U.S. government and agency	$374,030	$(7,659)	$424,439	$(1,018)	$798,469	$(8,677)
Non-U.S. government	44,339	(2,004)	303,376	(14,116)	347,715	(16,120)
Corporate debt	1,439,378	(58,915)	2,547,135	(69,529)	3,986,513	(128,444)
Agency RMBS	940,645	(29,255)	117,181	(629)	1,057,826	(29,884)
CMBS	455,582	(11,430)	353,802	(2,365)	809,384	(13,795)
Non-Agency RMBS	9,494	(1,170)	11,432	(112)	20,926	(1,282)
ABS	237,237	(2,755)	1,150,692	(12,485)	1,387,929	(15,240)
Municipals	68,814	(1,373)	9,894	(24)	78,708	(1,397)
Total fixed maturities	$3,569,519	$(114,561)	$4,917,951	$(100,278)	$8,487,470	$(214,839)

At December 31, 2017
Fixed maturities
U.S. government and agency	$194,916	$(5,963)	$1,389,792	$(10,946)	$1,584,708	$(16,909)
Non-U.S. government	62,878	(6,806)	204,110	(2,717)	266,988	(9,523)
Corporate debt	407,300	(11,800)	2,041,845	(18,051)	2,449,145	(29,851)
Agency RMBS	759,255	(17,453)	1,172,313	(10,247)	1,931,568	(27,700)
CMBS	31,607	(703)	348,943	(2,422)	380,550	(3,125)
Non-Agency RMBS	8,029	(788)	4,197	(11)	12,226	(799)
ABS	57,298	(570)	392,170	(1,424)	449,468	(1,994)
Municipals	11,230	(269)	65,632	(703)	76,862	(972)
Total fixed maturities	$1,532,513	$(44,352)	$5,619,002	$(46,521)	$7,151,515	$(90,873)
Equity securities
Common stocks	$—	$—	$3,202	$(590)	$3,202	$(590)
Exchange-traded funds	—	—	12,323	(294)	12,323	(294)
Bond mutual funds	—	—	12,184	(999)	12,184	(999)
Total equity securities	$—	$—	$27,709	$(1,883)	$27,709	$(1,883)

(1)
Effective January 1, 2018, the Company adopted ASU No. 2016-01, which requires equity securities to be measured at fair value with changes in fair value recognized in net income therefore equity securities at fair value are excluded from the table above at December 31, 2018.

Fixed Maturities

At December 31, 2018, 3,599 fixed maturities (2017: 2,424) were in an unrealized loss position of $215 million (2017: $91 million) of which $49 million (2017: $7 million) was related to securities below investment grade or not rated.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

6.	INVESTMENTS (CONTINUED)

At December 31, 2018, 1,656 fixed maturities (2017: 627) had been in a continuous unrealized loss position for twelve months or greater and had a fair value of $3,570 million (2017: $1,533 million). Following a credit impairment review, it was concluded that these securities as well as the remaining securities in an unrealized loss position were temporarily impaired at December 31, 2018, and were expected to recover in value as the securities approach maturity. At December 31, 2018, the Company did not intend to sell the securities in an unrealized loss position and it is more likely than not that the Company will not be required to sell these securities before the anticipated recovery of their amortized costs.

b)	Mortgage Loans

The following table provides details of the Company's mortgage loans held-for-investment:

	December 31, 2018		December 31, 2017
	Carrying value	% of Total	Carrying value	% of Total

Mortgage Loans held-for-investment:
Commercial	$298,650	100%	$325,062	100%
Total Mortgage Loans held-for-investment	$298,650	100%	$325,062	100%

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

The Company has a high quality mortgage loan portfolio with weighted average debt service coverage ratios in excess of 2.2x and weighted average loan-to-value ratios of less than 60%. At December 31, 2018 and 2017, there were no credit losses or past due amounts associated with the commercial mortgage loans held by the Company.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

6.	INVESTMENTS (CONTINUED)

c)	Other Investments
The following tables provide a summary of the Company's other investments, together with additional information relating to the liquidity of each category:

	Fair value		Redemption frequency (if currently eligible)	Redemption notice period

At December 31, 2018
Long/short equity funds	$26,779	3%	Annually	60 days
Multi-strategy funds	153,883	20%	Quarterly, Semi-annually	60-95 days
Event-driven funds	13,936	2%	Annually	45 days
Direct lending funds	274,478	35%	n/a	n/a
Private equity funds	64,566	8%	n/a	n/a
Real estate funds	84,202	11%	n/a	n/a
CLO-Equities	21,271	2%	n/a	n/a
Other privately held investments	44,518	6%	n/a	n/a
Overseas deposits	104,154	13%	n/a	n/a
Total other investments	$787,787	100%

At December 31, 2017
Long/short equity funds	$38,470	4%	Annually	60 days
Multi-strategy funds	286,164	28%	Quarterly, Semi-annually	60-95 days
Event-driven funds	39,177	4%	Annually	45 days
Direct lending funds	250,681	25%	n/a	n/a
Private equity funds	68,812	7%	n/a	n/a
Real estate funds	50,009	5%	n/a	n/a
CLO-Equities	31,413	2%	n/a	n/a
Other privately held investments	46,430	5%	n/a	n/a
Overseas deposits	198,217	20%	n/a	n/a
Total other investments	$1,009,373	100%

n/a – not applicable

The investment strategies for the above funds are as follows:

•	Long/short equity funds: Seek to achieve attractive returns primarily by executing an equity trading strategy involving long and short investments in publicly-traded equity securities.

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
DECEMBER 31, 2018, 2017 AND 2016

6.	INVESTMENTS (CONTINUED)

•	Private equity funds: Seek to achieve attractive risk-adjusted returns by investing in private transactions over the course of several years.

•	Real estate funds: Seek to achieve attractive risk-adjusted returns by making and managing investments in real estate and real estate securities and businesses.
Two common redemption restrictions which may impact the Company's ability to redeem hedge funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund’s net assets which may otherwise hinder the general partner or investment manager’s ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During 2018 and 2017, neither of these restrictions impacted the Company's redemption requests. At December 31, 2018, $27 million (2017: $38 million), representing 14% (2017: 11%) of total hedge funds, relate to holdings where the Company is still within the lockup period. The expiration of these lockup periods range from March 2019 to March 2021.
At December 31, 2018, the Company had $210 million (2017: $137 million) of unfunded commitments as a limited partner in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from five to ten years and the General Partners of certain funds have the option to extend the term by up to three years.
At December 31, 2018, the Company had $84 million (2017: $16 million) of unfunded commitments as a limited partner in multi-strategy hedge funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until after the completion of the funds' investment term. These funds have investment terms ranging from two years to the dissolution of the underlying fund.
At December 31, 2018, the Company had $147 million (2017: $115 million) of unfunded commitments as a limited partner in funds which invest in real estate and real estate securities and businesses. These funds include an open-ended fund and funds with investment terms ranging from seven years to the dissolution of the underlying fund.

At December 31, 2018, the Company had $16 million (2017: $21 million) of unfunded commitments as a limited partner in a private equity fund. The life of the fund is subject to the dissolution of the underlying funds. The Company expects the overall holding period to be over ten years.

During 2015, the Company made a $50 million commitment as a limited partner of a bank revolver opportunity fund. The fund has an investment term of seven years and the General Partners have the option to extend the term by up to two years. At December 31, 2018, this commitment remains unfunded. It is not anticipated that the full amount of this fund will be drawn.

Syndicate 2007 holds overseas deposits which include investments in private funds where the underlying investments are primarily U.S. government, Non-U.S. government and corporate debt securities. The funds do not trade on an exchange therefore are not included within available for sale investments.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

6.	INVESTMENTS (CONTINUED)

d)	Equity Method Investments

During 2016, the Company paid $108 million including direct transaction costs to acquire 19% of the common equity of Harrington Reinsurance Holdings Limited ("Harrington"), the parent company of Harrington Re Ltd. ("Harrington Re"), an independent reinsurance company jointly sponsored by AXIS Capital and The Blackstone Group L.P. ("Blackstone"). Through long-term service agreements, AXIS Capital will serve as Harrington Re's reinsurance underwriting manager and Blackstone will serve as exclusive investment management service provider. As an investor, the Company expects to benefit from underwriting profit generated by Harrington Re and the income and capital appreciation Blackstone seeks to deliver through its investment management services. In addition, the Company has entered into an arrangement with Blackstone under which underwriting and investment related fees will be shared equally. Harrington is not a VIE. Given that the Company exercises significant influence over the operating and financial policies of this investee, the Company accounts for its ownership interest in Harrington under the equity method of accounting. The Company's proportionate share of the underlying equity in net assets resulted in a basis difference of $5 million which represents initial transactions costs.

For the year ended December 31, 2017, the Company recorded an impairment charge of $9 million, related to a U.S. based insurance company, which reduced the carrying value of the investment to $nil. This charge was included in interest in income (loss) of equity method investments in the consolidated statement of operations.

e)    Net Investment Income
Net investment income was derived from the following sources:

Year ended December 31,	2018	2017	2016

Fixed maturities	$356,273	$312,662	$305,459
Other investments	48,959	76,858	42,514
Equity securities	10,077	14,919	16,306
Mortgage loans	13,566	10,780	7,996
Cash and cash equivalents	27,566	10,057	9,209
Short-term investments	9,365	2,718	2,060
Gross investment income	465,806	427,994	383,544
Investment expenses	(27,299)	(27,189)	(30,209)
Net investment income	$438,507	$400,805	$353,335

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

6.	INVESTMENTS (CONTINUED)

f)	Net Investment Gains (Losses)
The following table provides an analysis of net investment gains (losses):

Year ended December 31,	2018	2017	2016

Gross realized investment gains
Fixed maturities and short-term investments	$46,067	$72,046	$86,267
Equity securities	20,435	78,343	19,104
Gross realized investment gains	66,502	150,389	105,371
Gross realized investment losses
Fixed maturities and short-term investments	(142,153)	(98,442)	(134,460)
Equity securities	(3,389)	(959)	(16,155)
Gross realized investment losses	(145,542)	(99,401)	(150,615)
Net OTTI charge recognized in net income	(9,733)	(14,493)	(26,210)
Change in fair value of investment derivatives(1)	5,445	(8,269)	10,929
Change in fair value of equity securities(2)	(66,890)	—	—
Net investment gains (losses)	$(150,218)	$28,226	$(60,525)

(1)	Refer to Note 8 'Derivative Instruments'

(2)	Effective January 1, 2018, the Company adopted ASU No. 2016-01. The change in fair value of equity securities is now recognized in net income.
The following table summarizes the OTTI charge recognized in net income by asset class:

Year ended December 31,	2018	2017	2016

Fixed maturities:
Non-U.S. government	$4,697	$8,187	$3,557
Corporate debt	4,995	6,306	20,093
Non-Agency CMBS	41	—	—
	9,733	14,493	23,650
Equity Securities
Exchange-traded funds	—	—	2,560
	—	—	2,560
Total OTTI recognized in net income	$9,733	$14,493	$26,210

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

6.	INVESTMENTS (CONTINUED)

Fixed Maturities
The following table provides a roll forward of credit losses ("credit loss table") before income taxes, for which a component of the OTTI charge was recognized in AOCI:

Year ended December 31,	2018	2017

Balance at beginning of period	$1,494	$1,493
Credit impairments recognized on securities not previously impaired	—	—
Additional credit impairments recognized on securities previously impaired	8	13
Change in timing of future cash flows on securities previously impaired	—	—
Intent to sell of securities previously impaired	—	—
Securities sold/redeemed/matured	(992)	(12)
Balance at end of period	$510	$1,494

The credit loss component of an OTTI charge recognized in net income is calculated based on the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to the impairment. A summary of credit loss activities by asset class as well as the significant inputs and the methodology used to estimate these credit losses are described below.
U.S. Government, U.S. Agency and U.S. Agency RMBS:
Unrealized losses on securities issued or backed (either explicitly or implicitly) by the U.S. government are not analyzed for OTTI. The Company has concluded that the possibility of a credit losses on these securities is highly unlikely due to the explicit U.S. government guarantee on certain securities (e.g. GNMA issuances) and the implicit guarantee on other securities that has been validated by past actions (e.g. U.S. government bailout of FNMA and FHLMC during the 2008 credit crisis). Although these securities are not analyzed for credit losses, they are still evaluated for intention to sell and likely requirement to sell.
Non-U.S. Government:
Non-U.S. government securities are evaluated for credit losses primarily through qualitative assessment of the likelihood of credit losses using information such as duration and severity of unrealized losses, as well as credit ratings and price volatility. At December 31, 2018, the Company's holdings in sovereign debt, including $29 million (2017: $185 million) relating to the eurozone countries, were substantially all investment-grade securities. At December 31, 2018, the gross unrealized investment losses of $16 million were mainly due to foreign exchange losses. Based on analysis performed, the Company does not anticipate any credit losses on non-U.S. government fixed maturities held at December 31, 2018. In 2018, the OTTI charge on non-U.S. government fixed maturities mainly related to unrealized foreign exchange losses on certain securities where forecasted recovery was uncertain.
Corporate Debt:
To estimate credit losses for corporate debt securities, the company's projected cash flows are primarily driven by assumptions regarding the probability of default and the severity associated with those defaults. The company's default and loss severity rates are based on credit rating, credit analysis, industry analyst reports and forecasts, Moody’s historical default data and any other data relevant to the recoverability of the security. In 2018, the OTTI charge on corporate debt securities mainly related to significant loss severity, unrealized foreign exchange losses on certain securities where forecasted recovery was uncertain, as well as the Company's intent to sell.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

6.	INVESTMENTS (CONTINUED)

CMBS:
The Company's investments in CMBS are diversified and primarily rated AA or better. At December 31, 2018, CMBS had a weighted average estimated subordination percentage of 31% (2017: 29%). Based on discounted cash flows at December 31, 2018, the current level of subordination is sufficient to cover the estimated loan losses on the underlying collateral of the CMBS.
Non-agency RMBS:
For non-agency RMBS, the Company's projected cash flows incorporated underlying data from widely accepted third-party data sources along with certain internal assumptions and judgments regarding the future performance of the security. These assumptions included default, delinquency, loss severity and prepayment rates. The assumptions used to calculate the credit losses in 2018 have not changed significantly since December 31, 2017.
At December 31, 2018, the fair value of the Company's non-agency RMBS was $41 million (2017: $47 million), consisting primarily of $31 million (2017: $34 million) of Prime and $5 million (2017: $8 million) of Alt-A MBS. At December 31, 2018, the Company concluded that there are no credit losses anticipated for any of its non-agency RMBS other than those already recorded.
ABS:

The Company's investments in ABS at December 31, 2018 consist mainly of CLO debt tranched securities ("CLO Debt") purchased primarily as new issues during 2017 through 2018. Substantially all of these new issues had credit ratings of AA or better. The Company utilizes a scenario-based approach to reviewing its CLO Debt portfolio based on the current asset market price. The Company also reviews subordination levels of these securities to determine their ability to absorb credit losses of underlying collateral. If losses are forecast to be below the subordination level for a tranche held by the Company, the security is determined not to be impaired. At December 31, 2018, the Company concluded that there are no credit losses anticipated for any of its CLO Debt.

g)	Restricted Assets
In order to support the Company's obligations in regulatory jurisdictions where it operates as a non-admitted carrier, the Company provides collateral in the form of assets held in trust and, to a lesser extent, letters of credit (refer to Note 11(c) 'Debt and Financing Arrangements').
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
DECEMBER 31, 2018, 2017 AND 2016

6.	INVESTMENTS (CONTINUED)

The capital provided to support underwriting, or Funds at Lloyd’s ("FAL"), may be satisfied by cash, certain investments and letters of credit provided by approved banks (refer to Note 12 'Commitments and Contingencies' and Note 20 'Statutory Financial Information').
At December 31, 2018 collateral in trust for third party agreements included $403 million (2017: $1,120 million) of fixed maturities and equity securities, and cash of $39 million (2017: $55 million) held on deposit to support the underwriting activities of Syndicate 2007. At December 31, 2018 collateral in trust for third party agreements included cash of $154 million (2017: $140 million) held on deposit to support the underwriting activities of Syndicate 1686.

The Company's restricted investments and cash primarily consist of high-quality fixed maturity and short-term investment securities. The fair value of the Company's restricted investments and cash primarily relates to these items, as noted in the table below.

At December 31,	2018	2017

Collateral in Trust for inter-company agreements	$2,121,522	$3,310,180
Collateral for secured letter of credit facility	470,051	386,451
Funds at Lloyd's	1,307,945	1,192,717
Collateral in Trust for third party agreements	1,510,416	2,085,443
Securities on deposit with regulatory authorities	64,360	53,925
Total restricted investments	$5,474,294	$7,028,716

h)	Reverse Repurchase Agreements

At December 31, 2018, the Company held $189 million (2017: $37 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents in the Company's consolidated balance sheets. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, the Company receives principal and interest income. The Company monitors the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction.

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
DECEMBER 31, 2018, 2017 AND 2016

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

Accordingly, the degree of judgment exercised by management in determining fair value is greatest for financial instruments categorized in Level 3. In periods of market dislocation, the observability of prices and inputs may be reduced for many financial instruments. This may lead the Company to change the selection of valuation technique (from market to cash flow approach) or may cause the Company to use multiple valuation techniques to estimate the fair value of a financial instrument. This circumstance could cause an instrument to be reclassified between levels within the fair value hierarchy.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

7.	FAIR VALUE MEASUREMENTS (CONTINUED)

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

ABS

ABS include mostly investment-grade bonds backed by pools of loans with a variety of underlying collateral, including auto loans, student loans, credit card receivables, CDOs and CLO debt originated by a variety of financial institutions. The fair values of these securities are determined using a model which uses prepayment speeds and spreads sourced primarily from the new issue market. As the significant inputs used to price these securities are observable market inputs, the fair values of ABS are generally classified as Level 2. Where pricing is unavailable from pricing services, the Company obtains non-

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

7.	FAIR VALUE MEASUREMENTS (CONTINUED)

binding quotes from broker-dealers to estimate fair value. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, the fair values of these securities are classified as Level 3.

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

The fair value of the indirect investment in CLO-Equities is classified as Level 3 as the fair value of this security is estimated using an income approach valuation technique, specifically an externally developed discounted cash flow model due to the lack of observable and relevant trades in secondary markets.

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

Short-term Investments

Short-term investments primarily comprise highly liquid securities with maturities greater than three months but less than one year from the date of purchase. The fair values of these securities are classified as Level 2 because these securities are typically not actively traded due to their approaching maturity and, as such, their amortized cost approximates fair value.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

7.	FAIR VALUE MEASUREMENTS (CONTINUED)

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

7.	FAIR VALUE MEASUREMENTS (CONTINUED)

The tables below present the financial instruments measured at fair value on a recurring basis for the periods indicated:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At December 31, 2018
Assets
Fixed maturities
U.S. government and agency	$1,480,466	$35,231	$—	$—	$1,515,697
Non-U.S. government	—	493,016	—	—	493,016
Corporate debt	—	4,827,909	49,012	—	4,876,921
Agency RMBS	—	1,643,308	—	—	1,643,308
CMBS	—	1,073,396	19,134	—	1,092,530
Non-Agency RMBS	—	40,687	—	—	40,687
ABS	—	1,619,070	18,533	—	1,637,603
Municipals	—	135,585	—	—	135,585
	1,480,466	9,868,202	86,679	—	11,435,347
Equity securities
Common stocks	527	—	—	—	527
Exchange-traded funds	236,839	—	—	—	236,839
Bond mutual funds	—	144,267	—	—	144,267
	237,366	144,267	—	—	381,633
Other investments
Hedge funds(1)	—	—	—	194,598	194,598
Direct lending funds	—	—	—	274,478	274,478
Private equity funds	—	—	—	64,566	64,566
Real estate funds	—	—	—	84,202	84,202
Other privately held investments	—	—	44,518	—	44,518
CLO-Equities	—	—	21,271	—	21,271
Overseas deposits	—	104,154	—	—	104,154
	—	104,154	65,789	617,844	787,787
Short-term investments	—	144,040	—	—	144,040
Other assets
Derivative instruments (refer to Note 8)	—	8,237	—	—	8,237
Total Assets	$1,717,832	$10,268,900	$152,468	$617,844	$12,757,044
Liabilities
Derivative instruments (refer to Note 8)	$—	$4,223	$10,299	$—	$14,522
Cash settled awards (refer to Note 16)	—	20,648	—	—	20,648
Total Liabilities	$—	$24,871	$10,299	$—	$35,170

(1)	Includes Long/short equity, Multi-strategy and Event-driven funds.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

7.	FAIR VALUE MEASUREMENTS (CONTINUED)

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At December 31, 2017
Assets
Fixed maturities
U.S. government and agency	$1,658,622	$53,847	$—	$—	$1,712,469
Non-U.S. government	—	806,299	—	—	806,299
Corporate debt	—	5,244,969	52,897	—	5,297,866
Agency RMBS	—	2,395,152	—	—	2,395,152
CMBS	—	777,728	—	—	777,728
Non-Agency RMBS	—	46,831	—	—	46,831
ABS	—	1,436,281	—	—	1,436,281
Municipals	—	149,380	—	—	149,380
	1,658,622	10,910,487	52,897	—	12,622,006
Equity securities
Common stocks	25,658	—	—	—	25,658
Exchange-traded funds	427,633	—	—	—	427,633
Bond mutual funds	—	182,220	—	—	182,220
	453,291	182,220	—	—	635,511
Other investments
Hedge funds(1)	—	—	—	363,811	363,811
Direct lending funds	—	—	—	250,681	250,681
Private equity funds	—	—	—	68,812	68,812
Real estate funds	—	—	—	50,009	50,009
Other privately held investments	—	—	46,430	—	46,430
CLO-Equities	—	—	31,413	—	31,413
Overseas deposits	—	198,217	—	—	198,217
	—	198,217	77,843	733,313	1,009,373
Short-term investments	—	83,661	—	—	83,661
Other assets
Derivative instruments (refer to Note 8)	—	5,125	—	—	5,125
Insurance-linked securities	—	—	25,090	—	25,090
Total Assets	$2,111,913	$11,379,710	$155,830	$733,313	$14,380,766
Liabilities
Derivative instruments (refer to Note 8)	$—	$2,876	$11,510	$—	$14,386
Cash settled awards (refer to Note 16)	—	21,535	—	—	21,535
Total Liabilities	$—	$24,411	$11,510	$—	$35,921

(1)	Includes Long/short equity, Multi-strategy and Event-driven funds.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

7.	FAIR VALUE MEASUREMENTS (CONTINUED)

During 2018 and 2017, the Company had no transfers between Levels 1 and 2.

The following table quantifies the significant unobservable inputs used in estimating fair values at December 31, 2018 of investments classified as Level 3 in the fair value hierarchy.

	Fair value	Valuation technique	Unobservable input	Range	Weighted average

Other investments - CLO-Equities	$21,271	Discounted cash flow	Default rates	3.0%	3.0%
			Loss severity rate	35%	35%
			Collateral spreads	3.0%	3.0%
			Estimated maturity dates	7 years	7 years

Other investments - Other privately held investments	$44,518	Discounted cash flow	Discount rate	3.0% - 8.0%	7.1%

Derivatives - Other underwriting-related derivatives	$(10,299)	Discounted cash flow	Discount rate	2.6%	2.6%

Note: Fixed maturities and insurance-linked securities that are classified as Level 3 are excluded from the above table as these securities are priced using broker-dealer quotes.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

7.	FAIR VALUE MEASUREMENTS (CONTINUED)

Other Investments - Other Privately Held Securities

Other privately held securities are initially valued at cost which approximates fair value. In subsequent measurement periods, the fair values of these securities are determined using internally developed discounted cash flow models. These models include inputs that are specific to each investment. The inputs used in the fair value measurements include dividend or interest rates and appropriate discount rates. The selection of an appropriate discount rate is judgmental and is the most significant unobservable input used in the valuation of these securities. A significant increase (decrease) in this input in isolation could result in significantly lower (higher) fair value measurement for other privately held securities. Where relevant, the Company also considers the contractual agreements which stipulate methodologies for calculating the dividend rate to be paid upon liquidation, conversion or redemption. In order to assess the reasonableness of the inputs the Company uses in the discounted cash flow models, the Company maintains an understanding of current market conditions, historical results, as well as investee specific information that may impact future cash flows.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

7.	FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents changes in Level 3 for financial instruments measured at fair value on a recurring basis for the periods indicated:

	Opening balance	Transfers into Level 3	Transfers out of Level 3	Included in net income(1)	Included in OCI (2)	Purchases	Sales	Settlements/ distributions	Closing balance	Change in unrealized investment gains/losses (3)

Year ended December 31, 2018
Fixed maturities
Corporate debt	$52,897	$2,935	$(4,279)	$(591)	$6,343	$10,267	$(7,446)	$(11,114)	$49,012	$—
CMBS	—	5,096	—	—	(145)	17,200	—	(3,017)	19,134	—
ABS	—	1,979	—	—	(446)	17,000	—	—	18,533	—
	52,897	10,010	(4,279)	(591)	5,752	44,467	(7,446)	(14,131)	86,679	—
Other investments
Other privately held investments	46,430	—	—	(913)	—	3,110	(4,109)	—	44,518	(913)
CLO-Equities	31,413	—	—	6,627	—	—	—	(16,769)	21,271	6,627
	77,843	—	—	5,714	—	3,110	(4,109)	(16,769)	65,789	5,714
Other assets
Derivative instruments	—	—	—	—	—	—	—	—	—	—
Insurance-linked securities	25,090	—	—	(90)	—	—	—	(25,000)	—	—
	25,090	—	—	(90)	—	—	—	(25,000)	—	—
Total assets	$155,830	$10,010	$(4,279)	$5,033	$5,752	$47,577	$(11,555)	$(55,900)	$152,468	$5,714

Other liabilities
Derivative instruments	11,510	—	—	(1,211)	—	—	—	—	10,299	(1,211)
Total liabilities	$11,510	$—	$—	$(1,211)	$—	$—	$—	$—	$10,299	$(1,211)

Year ended December 31, 2017
Fixed maturities
Corporate debt	$75,875	$2,324	$(2,721)	$(503)	$(1,524)	$17,062	$(22,903)	$(14,713)	$52,897	$—
CMBS	3,061	—	—	—	—	—	—	(3,061)	—	—
ABS	17,464	—	(18,949)	—	1,485	—	—	—	—	—
	96,400	2,324	(21,670)	(503)	(39)	17,062	(22,903)	(17,774)	52,897	—
Other investments
Other privately held investments	42,142	—	—	1,584	—	2,704	—	—	46,430	1,584
CLO-Equities	60,700	—	—	2,558	—	—	—	(31,845)	31,413	2,558
	102,842	—	—	4,142	—	2,704	—	(31,845)	77,843	4,142
Other assets
Derivative instruments	2,532	—	—	653	—	—	—	(3,185)	—	—
Insurance-linked securities	25,023	—	—	67	—	—	—	—	25,090	67
	27,555	—	—	720	—	—	—	(3,185)	25,090	67
Total assets	$226,797	$2,324	$(21,670)	$4,359	$(39)	$19,766	$(22,903)	$(52,804)	$155,830	$4,209

Other liabilities
Derivative instruments	6,500	—	—	9,320	—	12,472	—	(16,782)	11,510	(962)
Total liabilities	$6,500	$—	$—	$9,320	$—	$12,472	$—	$(16,782)	$11,510	$(962)

(1)
Realized investment gains (losses) on fixed maturities, and realized and unrealized gains (losses) on other assets and other liabilities included in net income are included in net investment gains (losses). Realized and unrealized gains (losses) on other investments included in net income are included in net investment income.

(2)	Unrealized investment gains (losses) on fixed maturities are included in other comprehensive income ("OCI").

(3)	Change in unrealized investment gains (losses) relating to assets held at the reporting date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

7.	FAIR VALUE MEASUREMENTS (CONTINUED)

The transfers into and out of fair value hierarchy levels reflect the fair values of the securities at the end of the reporting period.

Transfers into Level 3 from Level 2

The transfers into Level 3 from Level 2 made during 2018 and 2017 were primarily due to the lack of observable market inputs and multiple quotes from pricing vendors and broker-dealers for certain fixed maturities.

Transfers out of Level 3 into Level 2

The transfers out of Level 3 into Level 2 made during 2018 and 2017 were primarily due to the availability of observable market inputs and multiple quotes from pricing vendors for certain fixed maturities.

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

If there is a reporting lag between the current period end and reporting date of the latest available fund valuation for any hedge fund, the Company estimates fair values by starting with the most recently available fund valuation and adjusting for return estimates as well as any subscriptions, redemptions and distributions that took place during the current period. Return estimates are obtained from the relevant fund managers therefore the Company does not typically have a reporting lag in fair value measurements of these funds. Historically, the Company's valuation estimates incorporating these return estimates have not significantly diverged from the subsequently received NAVs.

For direct lending funds, private equity funds, real estate funds and two of the Company's hedge funds, valuation statements are typically released on a reporting lag therefore the Company estimates the fair value of these funds by starting with the most recent fund valuations and adjusting for capital calls, redemptions, drawdowns and distributions. Return estimates are not available from the relevant fund managers for these funds therefore the Company typically has a reporting lag in its fair value measurements of these funds. In 2018, funds reported on a lag represented 61% (2017: 44%) of the Company's total other investments balance.

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
DECEMBER 31, 2018, 2017 AND 2016

7.	FAIR VALUE MEASUREMENTS (CONTINUED)

Financial Instruments Disclosed, But Not Carried, at Fair Value

The fair value of financial instruments accounting guidance also applies to financial instruments disclosed, but not carried, at fair value, except for certain financial instruments, including insurance contracts.

At December 31, 2018, the carrying values of cash and cash equivalents including restricted amounts, accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated their fair values due to their respective short maturities. As these financial instruments are not actively traded, their fair values are classified as Level 2.

At December 31, 2018, the carrying value of mortgage loans held-for-investment approximated their fair value. The fair values of mortgage loans are primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk, or are determined from pricing for similar loans. As mortgage loans are not actively traded their fair values are classified as Level 3.

At December 31, 2018, senior notes are recorded at amortized cost with a carrying value of $1,342 million (2017: $1,341 million) and a fair value of $1,334 million (2017: $1,412 million). The fair values of these senior notes are based on prices obtained from a third party pricing service and are determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As the yields for the risk-free yield curve and the spreads are observable market inputs, the fair values of senior notes are classified as Level 2.

During the year ended December 31, 2018, the Company redeemed its notes payable at par. At December 31, 2017, notes payable were recorded at amortized cost with a carrying value of $36 million and a fair value of $36 million. The fair values of the notes payable were primarily determined by estimating expected future cash flows and discounting them using current interest rates for notes payable with similar credit risk. As notes payable were not actively traded their fair values were classified as Level 3.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

8.	DERIVATIVE INSTRUMENTS

The balance sheet classifications of derivatives recorded at fair value are shown in the following table.

	At December 31, 2018			At December 31, 2017
	Derivative notional amount	Asset derivative fair value(1)	Liability derivative fair value(1)	Derivative notional amount	Asset derivative fair value(1)	Liability derivative fair value(1)

Relating to investment portfolio:
Foreign exchange forward contracts	$79,336	$262	$531	$137,422	$10	$619
Interest rate swaps	150,000	—	1,116	191,000	448	1,556

Relating to underwriting portfolio:
Foreign exchange forward contracts	737,419	7,975	2,576	698,959	4,667	701
Other underwriting-related contracts	85,000	—	10,299	85,000	—	11,510
Total derivatives		$8,237	$14,522		$5,125	$14,386

(1)	Asset and liability derivatives are classified within other assets and other liabilities in the consolidated balance sheets.

The notional amounts of derivative contracts which represent the basis upon which pay or receive amounts are calculated and are presented in the above table to quantify the volume of the Company's derivative activities. Notional amounts are not reflective of credit risk.

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

	December 31, 2018			December 31, 2017
	Gross amounts	Gross amounts offset	Net amounts(1)	Gross amounts	Gross amounts offset	Net amounts(1)

Derivative assets	$11,967	$(3,730)	$8,237	$8,178	$(3,053)	$5,125
Derivative liabilities	$18,252	$(3,730)	$14,522	$17,439	$(3,053)	$14,386

(1)	Net asset and liability derivatives are classified within other assets and other liabilities on the consolidated balance sheets.

Refer to Note 6 'Investments' for information on reverse repurchase agreements.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

8.	DERIVATIVE INSTRUMENTS (CONTINUED)

a)	Relating to Investment Portfolio
Foreign Currency Risk
The Company's investment portfolio is exposed to foreign currency risk therefore the fair values of its investments are partially influenced by the change in foreign exchange rates. The Company may enter into foreign exchange forward contracts to manage the effect of this foreign currency risk. These foreign currency hedging activities are not designated as specific hedges for financial reporting purposes.
Interest Rate Risk
The Company's investment portfolio contains a large percentage of fixed maturities which exposes it to significant interest rate risk. As part of overall management of this risk, the Company may use interest rate swaps.
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
Weather Risk

During 2013, the Company began to write derivative-based risk management products designed to address weather risks with the objective of generating profits on a portfolio basis. The majority of this business consisted of receiving a payment at contract inception in exchange for bearing the risk of variations in a quantifiable weather-related phenomenon, such as temperature. Where a client wished to minimize the upfront payment, these transactions were structured as swaps or collars. In general, the Company's portfolio of such derivative contracts was of short duration, with contracts being predominantly seasonal in nature. In order to economically hedge a portion of this portfolio, the Company also purchased weather derivatives. Effective July 1, 2017, the Company no longer writes derivative-based risk management products which address weather risks.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

8.	DERIVATIVE INSTRUMENTS (CONTINUED)

The total unrealized and realized gains (losses) recognized in net income for derivatives not designated as hedges are shown in the following table:

	Location of gain (loss) recognized in income on derivative	Amount of gain (loss) recognized in income on derivative

		2018	2017	2016

Relating to investment portfolio:
Foreign exchange forward contracts	Net investment gains (losses)	$3,446	$(6,935)	$10,929
Interest rate swaps	Net investment gains (losses)	1,999	(1,334)	—
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange gains (losses)	(3,509)	25,383	(8,179)
Weather-related contracts	Other insurance related income (losses)	—	(9,629)	4,910
Commodity contracts	Other insurance related income (losses)	—	—	(2,382)
Other underwriting-related contracts	Other insurance related income (losses)	2,384	1,476	—
Total		$4,320	$8,961	$5,278

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

9.	RESERVE FOR LOSSES AND LOSS EXPENSES

Reserving Methodology
Sources of Information

The Company's reserving process begins with the collection and analysis of paid and incurred claim data for each of the Company's segments. The segmental data is disaggregated by reserve class and further disaggregated by underwriting year and accident year. Underwriting year information is used to analyze the Company's business and subsequently allocate reserves to the respective accident years. Reserve classes are selected to ensure that the underlying contracts have homogeneous loss development characteristics, while remaining large enough to make the estimation of trends credible. The Company's reserve classes are reviewed on a regular basis and adjusted over time as the Company's business evolves. The paid and incurred claim data, in addition to industry benchmarks, serves as a key input to many of the methods employed by the Company's actuaries. The relative weights assigned to the Company's own historical loss data versus industry data vary according to the length of the development profile for the reserve class being evaluated (refer to 'Net Incurred and Paid Claims Development Tables By Accident Year' below for further details by reserve class).

The tables below map the Company's lines of business to reserve classes and the expected claim tails:

Insurance segment
Reserve class and tail

	Property and other	Marine	Aviation	Credit and political risk	Professional lines	Liability

	Short	Short	Short/Medium	Medium	Medium	Long

Reported lines of business
Property	X
Marine		X
Terrorism	X
Aviation			X
Credit and political risk				X
Professional lines					X
Liability						X
Accident and health	X
Discontinued lines - Novae	X				X	X

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance segment
Reserve class and tail

	Property and other	Credit and surety	Professional lines	Motor	Liability

	Short	Medium	Medium	Long	Long

Reported lines of business
Catastrophe	X
Property	X
Credit and surety		X
Professional lines			X
Motor				X
Liability					X
Engineering	X
Agriculture	X
Marine and other	X
Accident and health	X
Discontinued lines - Novae	X			X	X
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

The following is a brief description of the reserve estimation methods commonly employed by the Company's actuaries including a discussion of their particular strengths and weaknesses:

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

•
Loss Development Method (also referred to as the "Chain Ladder Method" or "Link Ratio Method"): This method assumes that the losses incurred/paid for each accident year or underwriting year at a particular development stage follow a relatively similar pattern. It assumes that on average, every accident year or underwriting year will display the same percentage of ultimate losses incurred/paid at the same point in time after the inception of that year. The percentages incurred/paid are established for each development stage (e.g. 12 months, 24 months, etc.) after examining historical averages from historical loss development data and/or external industry benchmark information. Ultimate losses are then estimated by multiplying the actual incurred/paid losses by the reciprocal of the established incurred/paid percentage. The strengths of this method are that it reacts to loss emergence/payments and that it makes full use of historical claim emergence/payment experience. However, this method has weaknesses when the underlying assumption of stable loss development/payment patterns is not valid. This could be the consequence of changes in business mix, claim inflation trends or claim reporting practices and/or the presence of large claims, among other things. Furthermore,

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

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

As part of the loss reserve review process, the Company's actuaries employ the estimation method(s) that they believe will produce the most reliable estimate of ultimate losses, at that particular evaluation date, for each reserve class and accident year or underwriting year combination. Often, this is a blend (i.e. weighted average) of the results of two or more appropriate actuarial methods. These ultimate loss estimates are generally utilized to evaluate the adequacy of ultimate loss estimates for previous accident or underwriting years, established in the prior reporting period. For the initial estimate of the current accident or underwriting year, the available claim data is typically insufficient to produce a reliable estimate of ultimate losses. As a result, initial estimates for an accident or underwriting year are generally based on the ELR Method for longer tailed lines and a BF Method for shorter tailed lines. The initial ELR for each reserve class is established collaboratively by actuaries, underwriters and management at the start of the year as part of the planning process, taking into consideration prior accident years’ or underwriting years' experience and industry benchmarks, adjusted after considering factors such as exposure trends, rate differences, changes in contract terms and conditions, business mix changes and other known differences between the current year and prior accident or underwriting years. The initial expected loss ratios for a given accident or underwriting year may be modified over time if the underlying assumptions, such as loss development or premium rate changes, differ from the original assumptions.
Key Actuarial Assumptions
The use of the above actuarial methods requires the Company to make certain explicit assumptions, the most significant of which are: (1) expected loss ratios and (2) loss development patterns.

In earlier years, significant reliance was placed on industry benchmarks in establishing expected loss ratios and selecting loss development patterns. Over time, more reliance has been placed on historical loss experience in establishing these ratios and selecting these patterns where the Company believes the weight of its own actual experience has become sufficiently credible for consideration. The weight given to the Company's experience differs for each of the three claim tail classes. In establishing expected loss ratios for the insurance segment, consideration is given to a number of other factors, including exposure trends, rate adequacy on new and renewal business, ceded reinsurance costs, changes in claims emergence and underwriters’ view of terms and conditions in the market environment. For the reinsurance segment, expected loss ratios are based on a contract-by-contract review, which considers information provided by clients together with estimates provided by underwriters and actuaries about the impact of changes in pricing, terms and conditions and coverage. Market experience of some classes of business as compiled and analyzed by an independent actuarial firm has also been considered, as appropriate.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Claim Tail Analysis

Short-tail Business

Short-tail business generally includes exposures for which losses are usually known and paid within a relatively short period of time after the underlying loss event has occurred. The key actuarial assumptions for short-tail business in early accident years were primarily developed with reference to industry benchmarks for expected loss ratios and loss development patterns. As the Company's own historical loss experience amassed, it gained credibility and became relevant for consideration in establishing these key actuarial assumptions. As a result, the Company gradually increased the weighting assigned to its own historical experience in selecting the expected loss ratios and loss development patterns utilized to establish estimates of ultimate losses for an accident year. Due to the relatively short reporting and settlement patterns for short-tail business, more weight is generally placed upon experience-based methods and other qualitative considerations in establishing reserves for recent and more mature accident years. The majority of development for an accident year or underwriting year is expected to be recognized in the subsequent one to three years.
Medium-tail Business

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

Long-tail Business

In contrast to short and medium-tail business, the claim tail for long-tail business is expected to be notably longer, as claims are often reported and ultimately paid or settled years, or even decades, after the related loss events occur. As a general rule, estimates of accident year or underwriting year ultimate losses for long-tail business are notably more uncertain than those for short and medium-tail business. To date, key actuarial assumptions for long-tail business have been derived extensively from industry benchmarks supplemented with the Company's own historical experience. Given the Company's relatively short operating history in comparison to the development tail for this business, the Company does not believe that its own historical loss development for long-tail business has amassed an appropriate volume to serve as a fully credible input into the key actuarial assumptions previously outlined. While industry benchmarks that the Company believes reflect the nature and coverage of its business are considered, actual loss experience may differ from the benchmarks based on industry averages. Due to the length of the development tail for this business, reserve estimates for most accident years and underwriting years are predominantly based on the BF Method or ELR Method and the consideration of qualitative factors.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reserving for Significant Catastrophic Events

The Company cannot estimate losses from widespread catastrophic events, such as hurricanes and earthquakes, using the traditional actuarial methods described above. Loss reserves for such events are estimated by management after a catastrophe occurs by completing an in-depth analysis of individual contracts which may potentially have been impacted by the catastrophic event. This in-depth analysis may rely on several sources of information including:

•	estimates of the size of insured industry losses from the catastrophic event and the Company's corresponding market share;

•	a review of portfolio of contracts performed to identify those contracts which may be exposed to the catastrophic event;

•	a review of modeled loss estimates based on information previously reported by customers and brokers, including exposure data obtained during the underwriting process;

•	discussions of the impact of the event with customers and brokers; and

•	catastrophe bulletins published by various independent statistical reporting agencies.

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

Selection of Reported Reserves – Management’s Best Estimate

The Company's reserving process involves the collaboration of underwriting, claims, actuarial, legal, ceded reinsurance and finance departments, includes various segmental committee meetings and culminates with the approval of a single point best estimate by the Company's Group Reserving Committee, which comprises senior management. In selecting this best estimate, management considers actuarial estimates and applies informed judgment regarding qualitative factors that may not be fully captured in these actuarial estimates. Such factors include, but are not limited to; the timing of the emergence of claims, volume and complexity of claims, social and judicial trends, potential severity of individual claims and the extent of internal historical loss data versus industry information. While these qualitative factors are considered in arriving at the point estimate, no specific provisions for qualitative factors are established.

With regard to establishing the fair value of reserves for losses and loss expenses for Novae at the acquisition date, weight was given to the observable value of these reserves based on the RITC transaction which was completed prior to the allocation of purchase price. Management made no change to the initial estimate when establishing its best estimate of reserves for losses and loss expenses at December 31, 2017. This is consistent with the Company's general approach of recognizing all or part of the anticipated cost of third party liability commutations if the transaction has either completed or is considered sufficiently likely to be completed in the near term.

Reserve for Losses and Loss Expenses

Reserve for losses and loss expenses comprise the following:

As of December 31,	2018	2017

Reserve for reported losses and loss expenses	$4,626,204	$5,137,659
Reserve for losses incurred but not reported	7,654,565	7,859,894
Reserve for losses and loss expenses	$12,280,769	$12,997,553

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reserve Roll-forward

The table below provides a reconciliation of beginning and ending net reserves for unpaid losses and loss expenses for the years indicated:

Year ended December 31,	2018	2017	2016

Gross reserve for losses and loss expenses, beginning of year	$12,997,553	$9,697,827	$9,646,285
Less reinsurance recoverable on unpaid losses, beginning of year	(3,159,514)	(2,276,109)	(2,031,309)
Net reserve for unpaid losses and loss expenses, beginning of year	9,838,039	7,421,718	7,614,976

Net incurred losses and loss expenses related to:
Current year	3,389,949	3,487,826	2,496,574
Prior years	(199,662)	(200,054)	(292,377)
	3,190,287	3,287,772	2,204,197
Net paid losses and loss expenses related to:
Current year	(724,199)	(703,796)	(428,153)
Prior years	(2,368,615)	(1,880,882)	(1,763,696)
	(3,092,814)	(2,584,678)	(2,191,849)

Foreign exchange and other	(1,156,412)	1,713,227	(205,606)

Net reserve for unpaid losses and loss expenses, end of year	8,779,100	9,838,039	7,421,718
Reinsurance recoverable on unpaid losses, end of year	3,501,669	3,159,514	2,276,109
Gross reserve for losses and loss expenses, end of year	$12,280,769	$12,997,553	$9,697,827

The Company writes business with loss experience generally characterized as low frequency and high severity in nature, which can result in volatility in its financial results. During 2018, 2017 and 2016, the Company recognized net losses and loss expenses, net of reinstatement premiums, of $430 million, $835 million and $204 million, respectively, attributable to catastrophe and weather-related events.

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

On January 1, 2018, AXIS Managing Agency Ltd., the managing agent of Syndicate 2007 entered into an agreement for the RITC of the 2015 and prior years of account of Syndicate 2007. This agreement was accounted for as a novation reinsurance contract. At December 31, 2018, foreign exchange and other included a reduction in reserves for losses and loss expenses of $819 million related to this transaction.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

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

Prior Year Reserve Development

Prior year reserve development arises from changes to loss and loss expense estimates related to loss events that occurred in previous calendar years. The following table presents prior year reserve development by segment:

	Insurance	Reinsurance	Total

Year ended December 31, 2018	$92,806	$106,856	$199,662
Year ended December 31, 2017	60,459	139,595	200,054
Year ended December 31, 2016	48,978	243,399	292,377

Short-tail Business

Short-tail business includes the underlying exposures in property and other, marine and aviation reserve classes within the insurance segment and the property and other reserve class within the reinsurance segment.

These reserve classes contributed $86 million of net favorable prior year reserve development in 2018 reflecting the recognition of overall better than expected loss emergence related to the 2017 catastrophe events. These reserve classes contributed $60 million and $148 million of net favorable prior year reserve development in 2017 and 2016, respectively, reflecting the recognition of better than expected loss emergence.

Medium-tail Business

Medium-tail business consists primarily of the insurance and reinsurance professional reserve classes, the insurance credit and political risk reserve class and the reinsurance credit and surety reserve class.

For the year ended December 31, 2018, the reinsurance professional reserve class recognized net favorable prior year development of $21 million (2017: $44 million, 2016: $30 million). For the year ended December 31, 2018, the insurance professional reserve class recognized net favorable prior year development of $32 million (2017: $26 million, 2016: $14 million). The net favorable prior year loss development on these reserve classes continued to reflect the generally favorable experience on older accident years as the Company continued to transition to more experienced based methods.

For the year ended December 31, 2018, the reinsurance credit and surety reserve class recorded net favorable prior year reserve development of $33 million (2017: $33 million, 2016: $10 million). The net favorable prior year reserve development was due to the recognition of generally better than expected loss emergence.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Long-tail Business

Long-tail business consists primarily of the insurance and reinsurance liability reserve classes and the reinsurance motor reserve class.

For the year ended December 31, 2018, the reinsurance liability reserve classes contributed net favorable prior year development of $23 million (2017: $43 million, 2016: $44 million). For the year ended December 31, 2018, the net favorable prior year development was due to progressively increased weight given by management to experience based indications on older accident years. For the years ended December 31, 2017 and 2016, the net favorable prior year development was primarily due to progressively increased weight given by management to experience based indications on older accident years, which have generally been favorable.

For the year ended December 31, 2018, the insurance liability reserve class recorded net adverse prior year development of $22 million (2017: $8 million, 2016: $8 million). The net adverse prior year reserve development on the insurance liability reserve class in 2018 was primarily related to reserve strengthening within the Company's U.S. excess casualty book of business. The net adverse prior year reserve development in 2017 and 2016 was primarily attributable to reserve strengthening within the Company's run-off Bermuda excess casualty book of business.

For the year ended December 31, 2018, the reinsurance motor reserve class contributed net favorable prior year reserve development of $23 million (2017: $1 million 2016: $55 million). The net favorable prior year reserve development on the motor reserve class in 2018 was primarily attributable to U.K. non proportional treaty business on older accident years. The net favorable prior year development in 2017 was adversely impacted by the decrease in the discount rate used to calculate lump sum awards in U.K. bodily injury cases, known as the Ogden Rate, which changed from plus 2.5% to minus 0.75% effective March 20, 2017. The net favorable prior year reserve development on the motor reserve class in 2016 related to favorable loss emergence trends on several classes of business spanning multiple accident years.

At December 31, 2018, net reserve for losses and loss expenses includes estimated amounts for numerous catastrophe events. The magnitude and/or complexity of losses arising from these events, in particular the California Wildfires and Hurricanes Michael and Florence which occurred in 2018 as well as Hurricanes Harvey, Irma and Maria, and the two earthquakes in Mexico which occurred in 2017, inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at estimated net reserves for losses and loss expenses. As a result, actual losses for these events may ultimately differ materially from current estimates.

Net Incurred and Paid Claims Development Tables by Accident Year

The following tables present net incurred and paid claims development by accident year, total incurred-but-not-reported liabilities plus expected development on reported claims, cumulative reported claims frequency and claims duration for each reserve class. The loss development tables are presented on an accident year basis for the insurance and reinsurance segments. The Company does not discount unpaid losses and loss expense reserves.

Non-U.S. dollar denominated loss data is converted to U.S. dollar at the rates of exchange in effect at the balance sheet date for material underlying currencies. Fluctuations in foreign currency exchange rates may cause material shifts in loss development. Reserves for losses and loss expenses disclosed in the consolidated balance sheets are also revalued using the exchange rate at the balance sheet date.

At December 31, 2018, the Company included Novae and Aviabel business in the relevant loss development tables retrospectively from the date of acquisition.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

With regard to Novae, the Company entered into an agreement for the RITC of the 2015 and prior years of account of Syndicate 2007 on January 1, 2018. This agreement was accounted for as a novation reinsurance contract which resulted in a reduction in reserves for losses and loss expenses of $819 million. Consequently, the retrospective treatment for the acquisition of Novae was adopted at December 31, 2018 as the data necessary to produce the loss development tables by accident year was available.

With regard to Aviabel, the retrospective treatment for the acquisition was also adopted at December 31, 2018 as the data necessary to produce the loss development tables by accident year was available.

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

Insurance Segment

The reporting of cumulative claims frequency for the reserve classes within the insurance segment has been measured by counting the number of unique claim references including claim references assigned to nil and nominal case reserves. Claim references are grouped by claimant by loss event for each reserve class. For certain insurance facilities and business produced by managing general agents where underlying data is reported to the Company in an aggregated format, the information necessary to provide cumulative claims frequency is not available therefore reporting of claims frequency is deemed to be impracticable.

Insurance Property and Other

This reserve class includes property, terrorism, accident and health, and discontinued lines - Novae.

The property line of business provides physical loss or damage, business interruption and machinery breakdown cover for virtually all types of property, including commercial buildings, residential premises, construction projects and onshore energy installations. This line of business includes primary and excess risks, some of which are catastrophe-exposed.

The terrorism line of business provides cover for physical damage and business interruption of an insured following an act of terrorism and includes kidnap and ransom, and crisis management insurance.

The accident and health line of business includes accidental death, travel insurance and specialty health products for employer and affinity groups. The accident and health line of business contributed net premiums earned of $208 million to this reserve class for the year ended December 31, 2018. A large increase in reported claims related to this line of business was observed from 2012. In particular, an increase in limited benefits medical business written in 2017 has resulted in a significant increase in reported claims observed in that year.

The discontinued lines - Novae includes the international direct and facultative property line of business that Novae exited or placed into run-off in the fourth quarter of 2016.
In general, reporting and payment patterns are relatively short-tailed although they can be volatile due to the incidence of catastrophe events.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance property and other
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2018
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims	Cumulative number of reported claims
Accident year	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018
2009	$117,309	$99,079	$89,768	$82,460	$80,461	$78,269	$78,490	$78,150	$78,395	$77,338	$83	3,201
2010		175,012	155,032	147,426	122,111	116,562	115,635	115,316	114,866	113,767	867	4,422
2011			359,132	338,220	306,114	285,745	282,755	281,405	281,866	279,996	979	6,348
2012				391,646	399,473	381,746	361,476	357,267	351,673	350,827	8,992	29,931
2013					308,359	297,713	271,157	267,022	266,727	276,940	6,687	53,172
2014						360,130	354,219	343,333	327,389	326,100	5,917	62,444
2015							277,332	268,897	257,927	253,729	5,642	47,052
2016								349,152	376,458	367,362	12,290	92,867
2017									882,968	825,176	42,188	663,914
2018										712,082	187,391	730,832
									Total	$3,583,317

Insurance property and other
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018
2009	$31,360	$60,085	$68,653	$72,499	$73,387	$74,453	$76,673	$76,980	$77,248	$77,252
2010		48,575	86,886	94,912	105,719	109,933	110,008	109,794	109,837	110,171
2011			84,811	192,892	249,162	271,451	270,309	269,994	270,666	270,946
2012				77,088	213,138	277,230	300,129	307,639	312,818	312,894
2013					75,214	197,898	236,405	247,393	258,435	261,266
2014						131,991	258,098	304,609	311,730	315,797
2015							98,366	201,166	225,593	239,989
2016								122,407	287,049	327,706
2017									251,358	625,027
2018										276,472
Total										2,817,520

All outstanding liabilities before 2009, net of reinsurance										5,862

Liabilities for claims and claim adjustment expenses, net of reinsurance										$771,659

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance property and other
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
34.5%	40.2%	13.2%	5.8%	2.0%	0.8%	0.7%	0.2%	0.3%	—%

Insurance Marine

This reserve class includes the marine line of business which provides cover for traditional marine classes, including offshore energy, cargo, liability, recreational marine, fine art, specie, and hull and war. Offshore energy coverage includes physical damage, business interruption, operators extra expense and liability coverage for all aspects of offshore upstream energy, from exploration and construction through the operation and distribution phases. The complex nature of claims arising under marine policies tends to result in reporting and payment patterns that are longer than those of the property and other class. Exposure to natural perils such as windstorm and earthquake can result in volatility.

Insurance marine
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2018
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims	Cumulative number of reported claims
Accident year	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018
2009	$80,615	$74,181	$69,862	$64,477	$57,106	$54,906	$53,514	$52,400	$52,283	$50,735	$359	3,220
2010		68,528	70,394	66,389	53,388	51,483	48,650	47,249	45,543	45,125	643	3,196
2011			90,717	78,700	72,530	65,766	65,769	65,983	68,140	68,829	1,005	3,830
2012				89,639	82,648	68,715	70,855	71,823	74,445	72,585	12,055	4,134
2013					79,610	100,767	96,210	97,265	82,547	82,136	2,729	2,351
2014						59,558	44,463	48,481	44,392	45,980	5,454	2,157
2015							158,755	140,050	136,827	129,627	8,498	2,219
2016								86,264	78,779	76,743	12,819	2,795
2017									171,936	170,085	49,990	3,863
2018										178,709	113,414	3,250
									Total	$920,554

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance marine
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018
2009	$17,394	$30,297	$39,674	$43,147	$45,159	$45,775	$48,321	$48,587	$48,920	$50,244
2010		18,029	28,631	33,298	42,364	45,194	45,976	46,940	43,346	43,433
2011			26,435	44,218	54,930	58,025	59,862	60,572	64,868	66,913
2012				10,711	38,545	44,800	49,523	50,331	52,724	54,721
2013					18,982	44,087	54,898	63,128	65,822	76,856
2014						6,349	15,172	26,838	26,924	35,987
2015							21,426	54,869	108,152	111,027
2016								12,486	31,981	57,745
2017									14,472	68,563
2018										23,016
Total										588,505

All outstanding liabilities before 2009, net of reinsurance										8,619

Liabilities for claims and claim adjustment expenses, net of reinsurance										$340,668

Insurance marine
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
21.9%	27.3%	20.8%	7.2%	6.2%	4.1%	4.0%	(1.5)%	0.5%	2.6%

Insurance Aviation

This reserve class includes the aviation line of business which provides cover for hull and liability, and specific war cover primarily for passenger airlines but also for cargo operations, general aviation operations, airports, aviation authorities, security firms and product manufacturers. The claims reporting pattern varies by insurance coverage provided. Losses arising from war or terrorism and damage to hulls of aircraft are generally reported quickly compared with liability claims which involve passengers and third parties which generally exhibit longer reporting and payment patterns. To date, the claims reported to the Company have predominantly related to damage to hulls, therefore, reporting and payment patterns have typically exhibited a relatively short tail.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance aviation
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2018
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims	Cumulative number of reported claims
Accident year	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018
2009	$17,468	$14,560	$18,752	$18,090	$16,743	$16,618	$15,437	$14,604	$14,330	$13,821	$41	1,659
2010		12,922	11,699	11,422	9,749	8,769	8,699	8,744	8,548	8,900	78	1,950
2011			17,723	15,390	12,779	9,552	8,422	7,275	7,242	7,203	205	2,145
2012				12,789	10,668	10,791	8,708	7,758	7,804	7,695	200	2,242
2013					15,651	16,327	15,199	15,243	15,618	15,502	292	2,320
2014						20,432	23,028	24,339	22,104	22,183	425	2,717
2015							29,761	28,479	30,363	30,135	1,480	3,484
2016								29,154	34,328	34,513	2,845	3,456
2017									56,565	63,295	7,676	3,452
2018										57,955	12,452	2,280
									Total	$261,202

Insurance aviation
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018
2009	$2,081	$3,583	$7,026	$12,780	$13,902	$14,266	$14,203	$13,700	$13,665	$13,616
2010		1,037	4,131	6,312	6,886	7,551	7,670	8,113	8,221	8,423
2011			638	2,822	4,512	5,028	5,562	5,811	6,042	6,188
2012				953	2,858	4,147	5,941	6,822	7,146	7,263
2013					4,399	7,326	9,746	11,444	13,594	14,200
2014						3,987	8,019	11,687	14,167	14,824
2015							8,084	16,155	21,507	23,797
2016								10,407	20,113	27,120
2017									22,512	41,671
2018										21,058
Total										178,160

All outstanding liabilities before 2009, net of reinsurance										8,362

Liabilities for claims and claim adjustment expenses, net of reinsurance										$91,404

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance aviation
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
22.3%	24.8%	20.0%	15.5%	8.6%	3.1%	2.3%	(0.1)%	1.0%	(0.4)%

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

The credit insurance coverage is primarily for lenders seeking to mitigate the risk of non-payment from their borrowers. In order to claim compensation under a credit insurance contract, the insured (most often a bank) cannot assign, without the Company's prior agreement, the insured contract (most often a loan) to any third party and is normally obliged to hold a material portion of insured asset on their books, unhedged and uninsured. Claims for this business tend to be characterized by their severity risk, as opposed to their frequency risk. Claim reporting and payment patterns are anticipated to be volatile. Under the notification provisions of credit insurance policies issued by the Company, it anticipates being advised of an insured event within a relatively short time period. Consequently, the Company generally estimates ultimate losses based on a contract-by-contract analysis which considers the contracts’ terms, the facts and circumstances of underlying loss events and qualitative input from claims managers.

Insurance credit and political risk
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2018
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims	Cumulative number of reported claims
Accident year	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018
2009	$248,083	$305,282	$326,024	$335,536	$334,965	$335,271	$335,291	$339,570	$339,534	$340,648	$3,600	24
2010		62,415	63,179	63,259	65,596	64,977	65,011	72,101	90,880	99,416	1,316	6
2011			58,154	48,665	47,706	48,361	48,333	45,036	33,604	27,899	268	4
2012				32,602	15,672	12,435	12,447	10,320	44	197	155	4
2013					26,439	25,684	9,759	9,880	14,941	14,065	5,759	1
2014						38,825	70,712	67,109	68,320	69,586	1,136	6
2015							30,329	30,368	27,513	26,001	2,703	2
2016								45,907	44,639	42,184	17,704	1
2017									36,563	34,631	28,083	3
2018										46,172	33,079	1
									Total	$700,799

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance credit and political risk
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018
2009	$92,842	$344,652	$346,254	$346,221	$341,577	$345,521	$345,520	$345,567	$341,231	$340,785
2010		50,000	85,418	90,729	106,767	101,786	101,948	102,154	102,196	102,514
2011			32,788	37,205	27,636	27,636	27,636	27,636	27,631	27,631
2012				—	—	—	—	38	39	42
2013					745	2,235	3,726	5,216	11,768	13,826
2014						1,924	39,952	61,108	57,855	57,855
2015							—	23,309	23,298	23,298
2016								—	24,445	24,479
2017									1,504	5,589
2018										4,294
Total										600,313

All outstanding liabilities before 2009, net of reinsurance										(1,475)

Liabilities for claims and claim adjustment expenses, net of reinsurance										$99,011

Insurance credit and political risk
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
21.7%	38.9%	1.6%	3.1%	9.9%	3.3%	0.4%	—%	(0.5)%	(0.1)%

Insurance Professional Lines

This reserve class includes the professional line of business which provides directors’ and officers’ liability, errors and omissions liability, employment practices liability, fiduciary liability, crime, professional indemnity, cyber and privacy insurance, medical malpractice and other financial insurance related covers for commercial enterprises, financial institutions, not-for-profit organizations and other professional service providers. This reserve class also includes discontinued lines - Novae specifically the financial institutions and professional indemnity lines of business that Novae exited or placed into run-off in the first quarter of 2017. This business is predominantly written on a claims-made basis. Typically this reserve class is anticipated to exhibit medium to long tail claim reporting and payment patterns.

With respect to key actuarial assumptions, the Company is progressively giving more weight to its own experience when establishing expected loss ratios and selecting loss development patterns, though it continues to consider industry benchmarks. Loss reporting patterns for professional lines business tend to be volatile, causing instability in actuarial indications based on incurred loss data until an accident year matures. Consequently, initial loss reserves for an accident year are generally based upon an ELR Method and the consideration of relevant qualitative factors. As accident years mature, the Company increasingly gives more weight to methods that reflect its actual experience until its selections are based almost exclusively on experience-based methods. The Company evaluates the appropriateness of the transition to experience-based methods at the reserve class level, commencing this transition when it believes that its incurred loss development is sufficient to produce meaningful actuarial indications. The rate at which the Company transitions fully to sole reliance on experience-based methods can vary by reserve

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

class and by year, depending on its assessment of the stability and relevance of such indications. For some professional lines in the insurance segment, the Company also relies upon the evaluation of the open claim inventory in addition to the commonly employed actuarial methods when establishing reserves.

Insurance professional lines
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2018
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims	Cumulative number of reported claims
Accident year	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018
2009	$240,092	$243,522	$243,978	$244,466	$253,979	$236,657	$236,751	$212,994	$220,524	$224,778	$13,640	5,889
2010		230,353	235,610	233,407	204,744	181,917	157,921	179,517	167,038	186,340	18,897	5,690
2011			312,805	314,466	331,800	324,739	329,318	342,598	351,247	351,747	33,877	7,215
2012				327,590	372,782	374,315	373,306	360,596	362,606	351,498	50,067	8,300
2013					382,270	394,548	394,461	361,785	351,330	353,112	70,914	9,409
2014						408,103	407,688	418,164	389,610	369,129	111,975	9,766
2015							374,209	373,747	380,265	355,300	127,537	10,379
2016								346,289	349,223	355,601	152,080	11,632
2017									375,397	393,443	256,260	12,903
2018										357,398	304,926	12,392
									Total	$3,298,346

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance professional lines
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018
2009	$1,657	$20,619	$44,065	$68,690	$96,631	$106,985	$126,542	$165,088	$177,492	$184,577
2010		7,850	27,815	53,458	72,554	88,585	99,082	109,668	114,710	136,252
2011			7,399	32,812	73,940	107,980	165,206	237,804	282,907	294,043
2012				7,801	41,021	99,486	183,295	229,932	252,937	272,298
2013					17,633	72,784	128,858	174,759	211,931	241,074
2014						23,450	70,266	129,160	191,437	222,692
2015							19,976	67,313	137,145	168,627
2016								15,846	70,947	146,342
2017									20,812	71,495
2018										19,098
Total										1,756,498

All outstanding liabilities before 2009, net of reinsurance										45,848

Liabilities for claims and claim adjustment expenses, net of reinsurance										$1,587,696

Insurance professional lines
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
4.1%	11.8%	15.7%	13.4%	11.6%	9.1%	8.2%	7.7%	8.6%	3.2%

Insurance Liability

This reserve class includes the liability line of business which primarily targets primary and low/mid-level excess and umbrella commercial liability risks in the U.S. wholesale markets in addition to primary and excess of loss employers, public and products liability predominately in the U.K. This reserve class also includes discontinued lines - Novae specifically the international liability line of business that Novae exited or placed into run-off in the fourth quarter of 2016. Target industry sectors include construction, manufacturing, transportation and trucking and other services. The delay between the writing of a contract, notification and subsequent settlement of a claim in respect of that contract results in claim reporting and payment patterns that are typically long-tail in nature. A consequence of the claim development tail is that this line of business is particularly exposed, among a number of uncertainties, to the potential for unanticipated levels of claim inflation relative to that assumed when the contracts were written. Factors influencing claim inflation on this class can include, but are not limited to, underlying economic and medical inflation, judicial inflation, mass tort and changing social trends.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance liability
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2018
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims	Cumulative number of reported claims
Accident year	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018
2009	$61,469	$64,017	$67,410	$67,869	$75,883	$83,281	$101,179	$98,384	$98,999	$97,964	$9,450	4,093
2010		79,407	94,220	98,635	98,112	99,570	98,061	105,119	104,258	103,906	11,742	3,670
2011			72,586	75,329	83,118	87,059	85,242	83,730	82,127	82,625	17,357	3,222
2012				70,861	70,631	73,281	70,770	68,180	75,341	72,514	23,236	2,837
2013					92,150	94,178	94,253	87,498	93,216	95,632	21,345	3,520
2014						106,148	122,643	128,524	130,021	131,539	31,126	4,614
2015							127,319	125,819	136,305	164,036	52,818	5,975
2016								123,243	129,139	128,172	73,747	6,628
2017									161,211	165,061	107,070	5,842
2018										166,659	141,099	3,725
									Total	$1,208,108

Insurance liability
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018
2009	$726	$4,646	$13,305	$26,754	$31,865	$41,322	$44,105	$83,991	$84,975	$86,231
2010		1,030	15,966	30,788	53,581	61,029	66,114	71,788	86,433	87,981
2011			2,761	10,540	20,190	38,376	46,074	54,996	60,263	62,152
2012				1,630	5,514	15,411	30,145	37,139	42,745	46,545
2013					2,360	23,281	33,320	42,051	60,017	66,976
2014						1,415	18,645	49,840	71,617	84,397
2015							5,438	22,308	39,557	92,557
2016								6,318	23,286	36,406
2017									5,404	29,529
2018										8,704
Total										601,478

All outstanding liabilities before 2009, net of reinsurance										43,840

Liabilities for claims and claim adjustment expenses, net of reinsurance										$650,470

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance liability
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
2.8%	11.8%	12.9%	19.4%	10.0%	8.1%	5.0%	19.0%	1.3%	1.3%

Reinsurance Segment

The presentation of net incurred and paid claims development tables by accident year for the reinsurance segment is challenging due to the need to allocate loss information related to proportional treaties to the appropriate accident years. Information related to proportional treaty reinsurance contracts is generally submitted to the Company using quarterly bordereau reporting by underwriting year, with a supplemental listing of large losses. The large losses can be allocated to the corresponding accident years accurately. However, the remaining losses can generally only be allocated to accident years based on estimated premiums earned and loss reporting patterns. To the extent management’s assumptions and allocation procedures differ from the actual loss development patterns, the actual loss development may differ materially from the net incurred and paid claims development presented in the tables below.

The reporting of cumulative claims frequency for the reserve classes within the reinsurance segment is deemed to be impracticable. The information necessary to provide cumulative claims frequency for these reserve classes is not available to the Company.

Reinsurance Property and Other

This reserve class includes catastrophe, property, engineering, agriculture, marine and other, accident and health, and discontinued lines - Novae.

The catastrophe line of business provides protection for most catastrophic losses that are covered in the underlying insurance policies written by the Company's cedants. The underlying policies principally cover property-related exposures but other exposures including workers compensation and personal accident are also covered. The principal perils covered by policies in this portfolio include hurricane and windstorm, earthquake, flood, tornado, hail and fire. In some instances, terrorism may be a covered peril or the only peril. The Company underwrites this business on a proportional and an excess of loss basis.

The property line of business provides protection for property damage and related losses resulting from natural and man-made perils contained in underlying personal and commercial lines insurance policies written by the Company's cedants. The predominant exposure is to property damage, but other risks, including business interruption and other non-property losses, may also be covered when arising from a covered peril. The most significant perils covered by policies in this portfolio include windstorm, tornado and earthquake, but other perils such as freezes, riots, floods, industrial explosions, fires, hail and a number of other loss events are also included. The Company underwrites this business on a proportional and excess of loss basis.

The agriculture line of business provides protection for risks associated with the production of food and fiber on a global basis for primary insurance companies writing multi-peril crop insurance, crop hail, and named peril covers, as well as custom risk transfer mechanisms for agricultural dependent industries with exposures to crop yield and/or price deviations. The Company underwrites this business on a proportional and aggregate stop loss reinsurance basis.

The engineering line of business provides protection for all types of construction risks and risks associated with erection, testing and commissioning of machinery and plants during the construction stage. This line of business also includes coverage for losses arising from operational failures of machinery, plant and equipment, and electronic equipment as well as business interruption.

The marine and other line of business includes marine, aviation and personal accident reinsurance.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

As a result of the realignment of the Company's accident and health business, this reserve class also includes the accident and health line of business specifically specialty health, accidental death, travel, life and disability reinsurance products which are offered on a proportional and catastrophic or per life excess of events loss basis. The accident and health line of business contributed net premiums earned of $300 million to this reserve class for the year ended December 31, 2018.

The discontinued lines - Novae includes the international facultative property line of business that Novae exited or placed into run-off in the fourth quarter of 2016.

In general, reporting and payment patterns are relatively short-tailed and can be volatile due to the incidence of catastrophe events such as hurricanes and earthquakes.

Reinsurance property and other
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2018
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims
Accident year	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018
2009	$340,527	$284,210	$246,047	$232,639	$223,245	$204,560	$198,498	$200,422	$197,779	$198,189	$1,722
2010		612,614	600,219	569,357	582,855	585,247	579,065	571,120	569,043	568,179	5,532
2011			1,109,682	1,116,708	1,124,792	1,083,492	1,066,384	1,040,470	1,038,726	1,040,130	10,579
2012				555,241	523,310	507,750	477,145	461,255	456,334	457,703	8,446
2013					578,645	560,227	529,463	509,179	503,203	502,642	5,140
2014						540,406	560,478	534,229	521,797	519,967	43,358
2015							477,608	463,996	459,017	453,628	14,117
2016								614,940	633,597	620,702	30,481
2017									1,076,458	1,080,319	123,562
2018										880,269	492,589
									Total	$6,321,728

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance property and other
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018
2009	$56,420	$129,397	$160,284	$178,388	$188,919	$188,240	$191,046	$192,728	$191,900	$190,174
2010		116,143	310,268	403,566	435,155	481,009	510,061	534,893	540,616	542,909
2011			251,538	587,390	793,972	893,041	922,456	995,795	1,010,611	1,013,191
2012				122,688	294,436	367,055	389,461	404,019	413,789	415,831
2013					107,085	324,443	440,804	470,990	480,712	482,114
2014						101,937	352,361	434,354	451,890	458,032
2015							71,244	265,569	368,360	400,615
2016								126,404	375,374	519,223
2017									252,008	722,835
2018										194,154
Total										4,939,078

All outstanding liabilities before 2009, net of reinsurance										11,126

Liabilities for claims and claim adjustment expenses, net of reinsurance										$1,393,776

Reinsurance property and other
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
22.2%	39.9%	19.1%	6.5%	3.8%	2.9%	1.9%	0.7%	—%	(0.9)%

Reinsurance Credit and Surety

This reserve class includes the credit and surety line of business which provides reinsurance of trade credit insurance products and includes proportional and excess of loss structures. The underlying insurance indemnifies sellers of goods and services in the event of a payment default by the buyer of those goods and services. The Company provides credit insurance cover to mortgage guaranty insurers and government sponsored entities. Cover for losses arising from a broad array of surety bonds issued by insurers to satisfy regulatory demands or contract obligations in a variety of jurisdictions around the world is also offered.

Initial and most recent underwriting year loss projections are generally based on the ELR Method, with consideration given to qualitative factors. Given that there is a quicker and more stable reporting pattern for trade credit business, the Company generally commences the transition to experience-based methods sooner for trade credit business than for the surety business.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance credit and surety
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2018
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims
Accident year	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018
2009	$143,398	$122,111	$105,827	$105,062	$104,236	$98,958	$95,726	$95,321	$93,688	$92,519	$1,304
2010		119,152	100,047	93,548	90,657	86,528	79,047	77,732	75,716	74,430	4,092
2011			121,471	107,811	105,955	112,964	111,019	102,529	100,718	100,146	5,770
2012				160,109	148,566	151,141	148,363	140,000	131,963	128,323	8,830
2013					165,413	153,616	144,472	140,589	136,402	125,112	8,083
2014						135,732	136,346	143,515	139,857	128,404	11,280
2015							160,837	166,951	161,789	157,612	26,891
2016								142,245	141,780	149,054	38,746
2017									135,750	134,063	38,299
2018										111,969	53,762
									Total	$1,201,632

Reinsurance credit and surety
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018
2009	$32,479	$76,440	$78,378	$80,574	$84,401	$87,047	$87,180	$87,089	$87,594	$87,238
2010		28,218	48,715	59,776	60,452	62,144	63,279	64,710	65,724	66,023
2011			22,449	54,012	70,850	78,477	83,036	85,242	87,571	89,004
2012				49,631	85,701	99,705	105,551	109,073	110,844	112,118
2013					32,447	77,059	91,902	98,517	106,202	108,062
2014						35,570	61,440	86,539	95,675	103,272
2015							32,935	82,174	100,464	117,594
2016								42,069	73,603	92,788
2017									37,311	74,341
2018										38,975
Total										889,415

All outstanding liabilities before 2009, net of reinsurance										13,274

Liabilities for claims and claim adjustment expenses, net of reinsurance										$325,491

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance credit and surety
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
29.9%	30.0%	12.6%	5.5%	4.3%	1.9%	1.3%	0.9%	0.5%	(0.4)%

Reinsurance Professional Lines

This reserve class includes the professional line of business which provides cover for directors' and officers' liability, employment practices liability, medical malpractice, professional indemnity, environmental liability and miscellaneous errors and omissions insurance risks. The underlying business is predominantly written on a claims-made basis. The Company underwrites this business on a proportional and excess of loss basis. Typically, this reserve class is anticipated to exhibit medium to long-tail claim reporting and payment patterns.
With respect to key actuarial assumptions, the Company is progressively giving more weight to its own experience when establishing expected loss ratios and selecting loss development patterns, though it continues to consider industry benchmarks. Loss reporting patterns for professional lines business tend to be volatile, causing instability in actuarial indications based on incurred loss data until an accident year matures. Consequently, initial loss reserves for an accident year or underwriting year are generally based upon the ELR Method and the consideration of relevant qualitative factors. As accident and underwriting years mature, the Company increasingly gives more weight to methods that reflect its actual experience until its selections are based almost exclusively on experience-based methods. The Company evaluates the appropriateness of the transition to experience-based methods at the reserve class level, commencing this transition when it believes that its incurred loss development is sufficient to produce meaningful actuarial indications. The rate at which the Company transitions fully to sole reliance on experience-based methods can vary by reserve class and by year, depending on its assessment of the stability and relevance of such indications.

Reinsurance professional lines
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2018
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims
Accident year	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018
2009	$211,420	$211,191	$215,827	$218,469	$208,338	$208,693	$193,803	$189,991	$180,862	$179,945	$4,495
2010		210,016	210,238	211,409	214,439	214,161	196,770	189,263	179,604	165,864	10,034
2011			201,457	201,735	202,815	211,459	208,828	207,946	200,168	177,163	22,132
2012				209,889	216,415	221,808	223,813	222,499	212,485	213,850	33,873
2013					209,538	214,624	215,544	213,765	213,142	205,586	67,043
2014						219,378	219,332	219,286	219,109	233,427	48,605
2015							212,030	212,150	214,310	225,003	84,299
2016								195,061	196,246	199,879	84,621
2017									155,211	155,892	109,070
2018										146,558	142,282
									Total	$1,903,167

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance professional lines
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018
2009	$914	$8,588	$32,306	$63,066	$83,703	$108,373	$128,071	$138,247	$143,732	$150,811
2010		1,758	12,029	31,245	52,129	76,763	107,270	123,889	130,487	137,917
2011			1,510	11,825	30,273	57,182	84,776	102,938	119,643	129,920
2012				779	10,400	29,616	53,587	85,921	107,173	131,770
2013					1,062	12,070	30,495	64,966	81,641	104,883
2014						2,019	13,066	48,814	74,542	109,129
2015							3,134	13,505	41,524	79,270
2016								1,772	20,516	52,588
2017									2,814	14,918
2018										273
Total										911,479

All outstanding liabilities before 2009, net of reinsurance										47,397

Liabilities for claims and claim adjustment expenses, net of reinsurance										$1,039,085

Reinsurance professional lines
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
0.9%	5.9%	12.1%	14.4%	13.3%	12.7%	10.5%	5.2%	3.8%	3.9%

Reinsurance Motor

This reserve class includes the motor line of business which provides cover to insurers for motor liability and motor property damage losses arising from any one occurrence. A loss occurrence can involve one or many claimants where the ceding insurer aggregates the claims from the occurrence. This reserve class also includes discontinued lines - Novae specifically the motor reinsurance line of business that Novae exited or placed into run-off in the first quarter of 2017. The Company offers traditional proportional and non-proportional reinsurance as well as structured solutions predominantly relating to European exposures. The business written on a proportional basis has expanded significantly since 2010 and now represents the majority of the premium written within this line of business. Most of the premium relates to a relatively small number of large United Kingdom ("U.K.") and, to a lesser extent, Greek quota share treaties. The motor proportional class generally has a significantly shorter reported and payment pattern, relative to the motor non-proportional class. In 2017, the U.K. Ministry of Justice announced a decrease in the discount rate to be used to calculate lump sum awards in U.K. bodily injury cases, known as the Ogden Rate. Effective March 20, 2017, the Ogden rate changed from plus 2.5% to minus 0.75%. This resulted in an increase in projected ultimate losses, particularly related to recent accident years.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

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

Reinsurance motor
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2018
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims
Accident year	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018
2009	$81,369	$79,515	$87,140	$89,057	$90,860	$92,158	$83,517	$77,943	$80,204	$77,829	$17,628
2010		98,704	105,669	106,092	104,993	99,061	93,919	84,535	81,228	78,575	19,993
2011			156,069	158,750	162,586	168,436	164,559	155,948	145,482	140,191	24,417
2012				178,052	167,788	156,460	149,100	144,164	134,768	131,690	22,562
2013					162,681	158,632	147,139	137,695	134,200	131,081	21,880
2014						182,625	182,555	177,575	174,457	169,776	9,307
2015							222,768	216,808	220,527	221,982	29,755
2016								245,899	261,369	263,168	43,569
2017									363,651	371,089	84,007
2018										357,187	172,384
									Total	$1,942,568

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance motor
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018
2009	$2,709	$6,830	$8,012	$9,523	$12,933	$19,066	$21,368	$25,910	$29,144	$31,650
2010		7,075	11,951	17,066	20,387	23,554	27,766	30,977	32,015	33,083
2011			23,788	46,979	61,309	71,664	78,202	84,067	88,630	89,619
2012				29,162	52,736	67,254	76,875	83,232	87,244	89,492
2013					33,807	52,639	66,119	75,865	81,388	86,832
2014						43,325	73,572	92,721	100,607	110,562
2015							57,809	92,778	112,584	129,661
2016								60,829	104,342	127,970
2017									72,226	133,842
2018										83,854
Total										916,565

All outstanding liabilities before 2009, net of reinsurance										146,464

Liabilities for claims and claim adjustment expenses, net of reinsurance										$1,172,467

Reinsurance motor
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
19.5%	14.1%	8.6%	5.8%	4.7%	4.9%	3.0%	2.6%	2.8%	3.2%

Reinsurance Liability

This reserve class includes the liability line of business which provides cover to insurers of standard casualty business, excess and surplus casualty business and specialty casualty programs. The primary focus of the underlying business is general liability, although workers' compensation and auto liability covers are also written. This reserve class includes discontinued lines - Novae specifically the general liability reinsurance line of business that Novae exited or placed into run-off in the first quarter of 2017.

Claim reporting and payment patterns are typically long-tail in nature and, therefore, subject to increased uncertainty surrounding future loss development. In particular, claims can be subject to inflation from a number of sources including, but not limited to, economic and medical inflation, judicial inflation and changing social trends.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance liability
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2018
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims
Accident year	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018
2009	$172,680	$174,121	$180,945	$178,149	$184,811	$204,531	$192,287	$178,260	$168,917	$175,770	$13,563
2010		171,634	170,784	182,515	183,056	201,329	190,959	181,938	165,990	159,156	14,137
2011			172,431	172,399	174,124	191,761	197,871	194,715	193,830	191,962	24,450
2012				167,290	163,625	167,887	172,491	173,645	171,121	164,357	27,789
2013					172,784	176,465	182,428	184,467	184,147	177,273	53,822
2014						200,203	203,136	204,871	200,819	199,583	75,626
2015							214,942	215,273	216,201	215,997	97,353
2016								240,411	246,024	251,087	131,475
2017									277,034	270,564	176,854
2018										264,450	209,612
									Total	$2,070,199

Reinsurance liability
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2009 unaudited	2010 unaudited	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018
2009	$1,704	$17,102	$44,473	$56,623	$73,229	$103,662	$122,704	$127,009	$132,996	$136,539
2010		2,481	17,654	46,201	62,291	83,826	97,457	108,770	119,693	128,399
2011			5,189	21,273	39,981	70,102	92,466	112,328	123,387	135,625
2012				3,541	12,798	28,388	58,735	78,190	101,115	115,571
2013					5,969	22,236	52,327	69,052	88,264	102,588
2014						7,083	28,663	48,415	70,143	89,436
2015							7,271	27,457	54,524	80,865
2016								11,861	37,688	69,526
2017									12,424	42,092
2018										19,305
Total										919,946

All outstanding liabilities before 2009, net of reinsurance										54,315

Liabilities for claims and claim adjustment expenses, net of reinsurance										$1,204,568

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance liability
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
3.4%	9.2%	13.1%	12.0%	11.2%	11.6%	8.1%	5.2%	4.5%	2.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

9.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reconciliation of Loss Development Tables to Consolidated Balance Sheet

The following table reconciles the reserves for loss and loss expenses at December 31, 2018 included in the loss development tables to the reserves for loss and loss expenses reported in the consolidated balance sheet:

Reconciliation of the disclosure of incurred and paid claims development to the liability for unpaid claims and claim adjustment expenses

	At December 31, 2018
	Net outstanding liabilities	Reinsurance recoverable on unpaid claims	Gross outstanding liabilities

Insurance segment
Property and other	$771,659	$482,207	$1,253,866
Marine	340,668	187,164	527,832
Aviation	91,404	14,310	105,714
Credit and political risk	99,011	24,536	123,547
Professional Lines	1,587,696	1,005,316	2,593,012
Liability	650,470	978,719	1,629,189
Total insurance segment	3,540,908	2,692,252	6,233,160

Reinsurance segment
Property and other	1,393,776	435,671	1,829,447
Credit and surety	325,491	36,180	361,671
Professional lines	1,039,085	81,608	1,120,693
Motor	1,172,467	128,575	1,301,042
Liability	1,204,568	127,383	1,331,951
Total reinsurance segment	5,135,387	809,417	5,944,804
Total	$8,676,295	$3,501,669	12,177,964
Unallocated claims adjustment expenses			145,768
Foreign exchange and other(1)			53,695
(Ceded)/assumed reserves related to retroactive transactions			(96,658)

Total liability for unpaid claims and claims adjustment expense			$12,280,769

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

10.	REINSURANCE

In the normal course of business, the Company purchases treaty and facultative reinsurance protection to limit its ultimate losses from catastrophic events and reduce its loss aggregation risk.

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
All of these reinsurance covers provide the Company the right to recover a portion of specified losses and loss expenses from reinsurers. However, to the extent that reinsurers do not meet their obligations under these agreements due to solvency issues, contractual disputes or other reasons, the Company remains liable. The Company predominantly cedes its business to reinsurers rated A- or better by internationally recognized rating agencies.

Gross and net premiums written and earned were as follows:

Year ended December 31,	2018		2017		2016
	Premiums written	Premiums earned	Premiums written	Premiums earned	Premiums written	Premiums earned

Gross	$6,910,065	$6,882,217	$5,556,273	$5,616,234	$4,970,208	$4,762,394
Ceded	(2,251,103)	(2,090,722)	(1,529,130)	(1,467,474)	(1,217,234)	(1,056,769)
Net	$4,658,962	$4,791,495	$4,027,143	$4,148,760	$3,752,974	$3,705,625

For the year ended December 31, 2018, the Company recognized ceded losses and loss expenses of $1,565 million (2017: $1,010 million; 2016: $556 million).
At December 31, 2018, the Company's provision for uncollectible amounts was $21 million (2017: $17 million; 2016: $20 million).

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

11.	DEBT AND FINANCING ARRANGEMENTS (CONTINUED)

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

The Company has the option to redeem the Senior Notes at any time and from time to time, in whole or in part, at a ''make-whole'' redemption price, which is equal to the greater of the aggregate principal amount or the sum of the present values of the remaining scheduled payments of principal and interest. The related indentures contain various covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. The Company was in compliance with all the covenants contained in the indentures at December 31, 2018.

Interest expense recognized in relation to Senior Notes includes interest payable, amortization of the offering discounts and amortization of debt offering expenses. The offering discounts and debt offering expenses are amortized over the period of time during which the Senior Notes are outstanding. For the year ended December 31, 2018, the Company incurred interest expense of $64 million (2017: $51 million, 2016: $50 million).

b)	Dekania Notes

On June 30, 2004, Novae issued $15 million aggregate principal amount of LIBOR plus 3.50% subordinated unsecured notes (the "$15 million Dekania Notes") and $11 million aggregate principal amount of LIBOR plus 4.05% subordinated unsecured notes (the "$11 million Dekania Notes"). On September 29, 2004, Novae issued $10 million aggregate principal amount of LIBOR + 3.50% subordinated notes (the "$10 million Dekania Notes" and together with the "$15 million Dekania Notes" and the "$11 million Dekania Notes" the "Dekania Notes"). The net proceeds of the issuance, after consideration of the offering discount and underwriting expenses and commissions, totaled approximately $35 million. Interest on the Dekania Notes was payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year. On November 15, 2018, the Company fully redeemed the Dekania Notes at par.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

11.	DEBT AND FINANCING ARRANGEMENTS (CONTINUED)

Interest expense recognized in relation to the Dekania Notes included interest payable, amortization of the offering discounts and amortization of debt offering expenses. The offering discounts and debt offering expenses were amortized over the period of time during which the Dekania Notes were outstanding. For the year ended December 31, 2018, the Company incurred interest expense of $2 million (2017: $2 million).

Scheduled Debt Maturity

The scheduled maturity of the Company's aggregate amount of its debt obligation on its consolidated balance sheet at December 31, 2018 is shown in the following table:

Year ended December 31,

2019	$250,000
2020	500,000
2021	—
2022	—
2023	—
After 2023	600,000
Unamortized discount and debt issuance expenses	(8,039)
Total senior notes and notes payable	$1,341,961

c)	Credit Facilities

Credit Facility

On March 26, 2013, AXIS Capital and certain of its subsidiaries entered into a $250 million credit facility (the "Credit Facility"), which was issued by a syndication of lenders pursuant to a Credit Agreement and other ancillary documents (together, the "Facility Documents") and expired in March 2017. At the request of the Company and subject to the satisfaction of certain conditions, the aggregate commitment available under the Credit Facility could be increased by up to $150 million. Under the terms of the Credit Facility, loans were available for general corporate purposes and letters of credit could have been issued in the ordinary course of business, with total usage not to exceed the aggregate commitment available. Interest on loans issued under the Credit Facility was payable based on underlying market rates at the time of loan issuance. While loans under the Credit Facility were unsecured, the Company had the option to issue letters of credit on a secured basis in order to reduce associated fees. Letters of credit issued under the Credit Facility were principally used to support the (re)insurance obligations of the Company's operating subsidiaries. Each of AXIS Capital, AXIS Specialty Finance LLC, AXIS Specialty Holdings Bermuda Limited and AXIS Specialty Finance PLC guaranteed the obligations of the other parties to the Credit Facility. The Credit Facility was subject to certain non-financial covenants, including limitations on fundamental changes, the incurrence of additional indebtedness and liens and certain transactions with affiliates and investments, as defined in the Facility Documents. The Credit Facility also required compliance with certain financial covenants, including a maximum debt to capital ratio and a minimum consolidated net worth requirement. In addition, each of AXIS Capital’s material (re)insurance subsidiaries party to the Credit Facility had to maintain a minimum A.M. Best financial strength rating. In the event of default, including a breach of these covenants, the lenders had the right to exercise certain remedies, including the termination of the Credit Facility, the declaration of all principal and interest amounts related to Credit Facility loans to be immediately due and the requirement that all outstanding letters of credit be collateralized.

On September 18, 2013, the Credit Facility was amended in order to permit AXIS Capital and its subsidiaries to enter into swap contracts and other arrangements related to weather derivative transactions. All other material terms and conditions remained unchanged.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

11.	DEBT AND FINANCING ARRANGEMENTS (CONTINUED)

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

On March 28, 2018, the Participating Subsidiaries amended their existing $250 million secured letter of credit facility with Citibank Europe plc (the "$250 Million Facility") under their aggregate $750 million secured letter of credit facility with Citibank Europe plc (the "$750 million Facility") to extend the expiration date to March 31, 2019.

The terms and conditions of the $500 million secured letter of credit facility under the $750 million Facility remain unchanged. The $500 million secured letter of credit facility expires December 31, 2019.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

11.	DEBT AND FINANCING ARRANGEMENTS (CONTINUED)

At December 31, 2018, letters of credit outstanding under the LOC Facility totaled $395 million. At December 31, 2018, the Company was in compliance with all LOC Facility covenants.

Novae Syndicated Bank Facility

On August 2, 2016, Novae entered into a syndicated bank financing facility, which provided the company with a combined letter of credit and revolving credit facility of $229 million and a term loan of $67 million.

On December 29, 2017, the term loan was repaid and the letter of credit and revolving credit facility were terminated. For the year ended December 31, 2017, the Company recognized $1 million of interest expense in relation to the syndicated bank financing facility.

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
The assets that potentially subject the Company to concentrations of credit risk consist principally of cash and investments, reinsurance recoverable on unpaid and paid claims and insurance and reinsurance premiums balances receivable, as described below:
(i)     Cash and Investments
In order to mitigate concentration and operational risks related to cash and cash equivalents, the Company limits the maximum amount of cash that can be deposited with a single counterparty and limits acceptable counterparties based on current rating, outlook and other relevant factors.
The Company's investment portfolio is managed by external investment managers in accordance with its investment guidelines. The Company limits credit risk through diversification, issuer exposure limits graded by ratings and, with respect to custodians, through contractual and other legal remedies. Excluding U.S. government and agency securities, the Company limits its concentration of credit risk to any single corporate issuer to 2% or less of its investment grade fixed maturities portfolio for securities rated A- or above and 1% or less of its investment grade fixed maturities portfolio for securities rated below A-.
At December 31, 2018, the Company was in compliance with these limits.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

12.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

(ii)     Reinsurance Recoverable on Unpaid and Paid Losses
The Company is exposed to the credit risk associated with reinsurance recoverable on unpaid and paid losses to the extent that any of its reinsurers fail to meet their obligations under reinsurance contracts. To help mitigate this risk, the Company's purchase of reinsurance is subject to financial security requirements specified by its Reinsurance Security Committee. This Committee maintains a list of approved reinsurers, performs credit risk assessments for potential new reinsurers, regularly monitors approved reinsurers with consideration for events which may have a material impact on their creditworthiness, recommends counterparty tolerance levels for different types of ceded business and monitors concentrations of credit risk. This assessment considers a wide range of individual attributes, including a review of the counterparty’s financial strength, industry position and other qualitative factors. Generally, the Committee requires that reinsurers who do not meet specified requirements provide collateral.

At December 31, 2018, the three largest balances by reinsurer accounted for 13%, 10% and 10% (2017: 12%, 11% and 7%) of reinsurance recoverable on unpaid and paid losses.

At December 31, 2018, 89.5% (December 31, 2017: 88.8%) of the Company's reinsurance recoverable on unpaid and paid losses were collectible from reinsurers rated the equivalent of A- or better by internationally recognized rating agencies.
(iii)    Insurance and Reinsurance Premium Balances Receivable
The diversity of the Company's client base limits the credit risk associated with its insurance and reinsurance premium balances receivable. In addition, for insurance contracts the Company has contractual rights to cancel cover for non-payment of premiums and for reinsurance contracts the Company has contractual rights to offset premium balances receivable against corresponding payments for losses and loss expenses.
Brokers and other intermediaries collect premiums from customers on behalf of the Company. The Company has procedures in place to manage and monitor credit risk from intermediaries with a focus on day-to-day monitoring of the largest positions.
These contractual rights contribute to the mitigation of credit risk, together with the monitoring of aged premium balances receivable. In light of these mitigating factors, and considering that a significant portion of premium balances receivable are not currently due based on the terms of the underlying contracts, the Company does not utilize specific credit quality indicators to monitor its premium balances receivable.
At December 31, 2018, the Company recorded an allowance for estimated uncollectible premium balances receivable of $4 million (2017: $6 million).
For the year ended December 31, 2018, bad debt expense was $nil (2017: $nil; 2016: $1 million).

b)	Brokers
The Company produces its business through brokers and direct relationships with insurance companies. For the year ended December 31, 2018, three brokers accounted for 43% (2017: 49%; 2016: 52%) of gross premiums written.
Marsh & McLennan Companies Inc. accounted for 17% (2017: 20%; 2016: 21%), Aon plc accounted for 17% (2017: 17%; 2016: 19%), and Willis Tower Watson PLC accounted for 9% (2017: 12%; 2016: 12%).
No other broker and no single insured or reinsured accounted for more than 10% of gross premiums written in any of the last three years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

12.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

c)	Lease Commitments

In the ordinary course of business, the Company renews and enters into new leases for office space which expire at various dates. For the year ended December 31, 2018, operating lease expense was $33 million (2017: $29 million; 2016: $25 million).

Future minimum lease payments are expected to be as follows:

Year ended December 31,

2019	$28,240
2020	25,331
2021	27,025
2022	28,012
2023	23,801
Later years	118,497
Total future minimum lease payments	$250,906

d)	Reinsurance Purchase Commitment
In the normal course of business, the Company purchases reinsurance and retrocessional (collectively referred to as "reinsurance") protection for its insurance and reinsurance lines of business. Minimum reinsurance premiums are contractually due in advance on a quarterly basis. At December 31, 2018, the Company had outstanding reinsurance purchase commitments of $39 million, all of which is due before March 31, 2022. Actual payments under the reinsurance contracts will depend on the underlying subject premium and may exceed the minimum premium.

e)	Legal Proceedings

From time to time, the Company is subject to routine legal proceedings, including arbitrations, arising in the ordinary course of business. These legal proceedings generally relate to claims asserted by or against the Company in the ordinary course of insurance or reinsurance operations. Estimated amounts payable related to these proceedings are included in the reserve for losses and loss expenses in the Company's consolidated balance sheets.

The Company is not party to any material legal proceedings arising outside the ordinary course of business.

f)	Investments

At December 31, 2018 the Company has $507 million (2017: $414 million) of unfunded investment commitments related to its other investment portfolio, which are callable by investment managers (refer to Note 6(c) 'Investments'). At December 31, 2018 the Company has $4 million (2017: $16 million) of unfunded investment commitments to purchase commercial mortgage loans.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

12.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

g)	Funds at Lloyd's

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

The capital provided to support underwriting or FAL may be satisfied by cash, certain investments and letters of credit provided by approved banks.

At December 31, 2018, investments and cash of $1.3 billion (2017: $1.2 billion) were restricted to satisfy the Company's FAL requirements (refer to Note 6 'Investments' and Note 20 'Statutory Financial Information').

13.	EARNINGS PER COMMON SHARE
The following table presents a comparison of earnings (loss) per common share and earnings (loss) per diluted common share:

At and year ended December 31,	2018	2017	2016

Earnings (loss) per common share
Net income (loss)	$43,021	$(368,969)	$513,368
Less: Preferred share dividends	42,625	46,810	46,597
Less: Loss on repurchase of preferred shares	—	—	1,309
Net income (loss) available (attributable) to common shareholders	$396	$(415,779)	$465,462
Weighted average common shares outstanding	83,501	84,108	90,772
Earnings (loss) per common share	$—	$(4.94)	$5.13

Earnings (loss) per diluted common share
Net income (loss) available (attributable) to common shareholders	$396	$(415,779)	$465,462

Weighted average common shares outstanding	83,501	84,108	90,772
Share-based compensation plans(1)	506	—	775
Weighted average diluted common shares outstanding(1)	84,007	84,108	91,547
Earnings (loss) per diluted common share	$—	$(4.94)	$5.08

Weighted average anti-dilutive shares excluded from the dilutive computation	245	702	170

(1)	Due to the net loss incurred in the year ended December 31, 2017, all the share equivalents were anti-dilutive.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

14.	SHAREHOLDERS' EQUITY

a)	Common Shares
The Company's authorized share capital is 800,000,000 common shares, par value of $0.0125 per share.
The following table presents changes in common shares issued and outstanding, excluding restricted stock units related to the Company's share-based compensation plans (refer to Note 16 'Share-Based Compensation'):

Year ended December 31,	2018	2017	2016

Shares issued, balance at beginning of year	176,580	176,580	176,240
Shares issued	—	—	340
Total shares issued at end of year	176,580	176,580	176,580

Treasury shares, balance at beginning of year	(93,419)	(90,139)	(80,174)
Shares repurchased	(200)	(4,288)	(10,508)
Shares reissued	625	1,008	543
Total treasury shares at end of year	(92,994)	(93,419)	(90,139)

Total shares outstanding	83,586	83,161	86,441

During 2018, the total cash dividends declared per common share were $1.57 (2017: $1.53; 2016: $1.43).

Treasury Shares

On July 5, 2017, the Company and the board of directors of Novae announced that it had agreed on terms of a recommended offer to be made by the Company to acquire the entire issued and to be issued share capital of Novae. Following the offer, the Company suspended its open market share repurchase plan.

On December 31, 2017, authorization under the Board-authorized share repurchase plan for common share repurchases through 2017 expired. A common share repurchase plan has not been authorized for 2018 or 2019.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

14.	SHAREHOLDERS' EQUITY (CONTINUED)

The following table presents common shares repurchased from shares held in treasury:

Year ended December 31,	2018	2017	2016

In the open market:
Total shares(1)	—	3,932	10,241
Total cost	$—	$261,180	$557,476
Average price per share(2)	$—	$66.43	$54.44

From employees:(3)
Total shares	200	356	267
Total cost	$10,080	$24,678	$14,329
Average price per share(2)	$50.40	$69.36	$53.74

Total shares repurchased:
Total shares	200	4,288	10,508
Total cost	$10,080	$285,858	$571,805
Average price per share(2)	$50.40	$66.67	$54.42

(1)	Amounts in 2016 include common shares acquired under the accelerated share repurchase program of 1,358,380 (see below for more detail).

(2)	Calculated using whole numbers.

(3)
Shares are repurchased from employees to satisfy withholding tax liabilities that arise upon the vesting of restricted stock awards and restricted stock units. Share repurchases from employees are excluded from the authorized share repurchase plan noted above.

Accelerated Share Repurchase Program

On August 17, 2015, the Company entered into an Accelerated Share Repurchase ("ASR") agreement with Goldman, Sachs & Co. ("Goldman Sachs") to repurchase an aggregate of $300 million of the Company's ordinary shares under an accelerated share repurchase program.

During August 2015, under the terms of this agreement, the Company paid $300 million to Goldman Sachs and initially repurchased 4,149,378 common shares. The initial shares acquired represented 80% of the $300 million total paid to Goldman Sachs and were calculated using the Company’s stock price at the activation of the program. The ASR program was accounted for as an equity transaction. At December 31, 2015, $240 million of common shares repurchased were included as treasury shares in the consolidated balance sheets with the remaining $60 million included as a reduction to additional paid-in capital.

On January 15, 2016, Goldman Sachs early terminated the ASR agreement and delivered 1,358,380 additional common shares to the Company, resulting in the reclassification of $60 million from additional paid-in capital to treasury shares. In total, the Company repurchased 5,507,758 common shares under the ASR agreement at an average price of $54.47.

b)	Preferred Shares

Series B Preferred Shares

On November 23, 2005, the Company issued $250 million of 7.50% Series B preferred shares, par value $0.0125 per share, with a liquidation preference of $100.00 per share. The Company could redeem the Series B preferred shares on or after December 1, 2015 at a redemption price of $100.00 per share. Dividends on the Series B preferred shares were non-

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

14.	SHAREHOLDERS' EQUITY (CONTINUED)

cumulative. Holders of Series B preferred shares were entitled to receive, only when, as and if declared by the board of directors, non-cumulative cash dividends, from the original issue date, quarterly in arrears on the first day of March, June, September and December of each year, commencing on March 1, 2006, up to but not including January 27, 2016. To the extent declared, these dividends accumulated, with respect to each dividend period, in an amount per share equal to 7.50% of the liquidation preference per annum.

During April 2012, the Company closed a cash tender offer for any and all of the outstanding 7.50% Series B preferred shares at a purchase price of $102.81 per share. As a result, the Company purchased 2,471,570 Series B preferred shares for $254 million. In connection with this tender offer, a loss on redemption of $9 million was recognized in determining net income available to common shareholders.

On January 27, 2016 the Company redeemed the remaining 28,430 Series B preferred shares, for an aggregate redemption price of $3 million.

Series C Preferred Shares

On March 19, 2012, the Company issued $400 million of 6.875% Series C preferred shares, par value $0.0125 per share, with a liquidation preference of $25.00 per share. The Company could redeem the Series C preferred shares on or after April 15, 2017 at a redemption price of $25.00 per share. Dividends on the Series C preferred shares were non-cumulative. Holders of the Series C preferred shares were entitled to receive, only when, as and if declared by the board of directors, non-cumulative cash dividends, from the original issue date, quarterly in arrears on the fifteenth day of January, April, July and October of each year, commencing on July 15, 2012. To the extent declared, these dividends accumulated, with respect to each dividend period, in an amount per share equal to 6.875% of the liquidation preference per annum.

During October and November 2016, the Company repurchased 1,957,045 Series C preferred shares at an average purchase price of $25.67 per share for $50 million. In connection with the repurchase of these shares, a loss on redemption of $1 million, was recognized in determining net income available to common shareholders.

On April 17, 2017, the Company redeemed the remaining 14,042,955 Series C preferred shares, for an aggregate liquidation preference of $351 million.

In 2017, the total dividends declared and paid on Series C preferred shares were $0.4297 per share. In 2016, the total dividends declared and paid on Series C preferred shares were $1.7188 per share.

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

At December 31, 2018, the Company had not redeemed any of the $225 million of 5.50% Series D preferred shares.

In 2018, total dividends declared on Series D preferred shares were $1.375 per share, of which $1.0313 was paid in 2018 and the remaining $0.34375 is payable in 2019. In 2017, total dividends declared on Series D preferred shares were $1.3750 per share, of which $1.0313 was paid in 2017 and $0.3438 was paid in 2018. In 2016, total dividends declared and paid on Series D preferred shares were $1.375 per share.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

14.	SHAREHOLDERS' EQUITY (CONTINUED)

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

In 2018, total dividends declared on Series E preferred shares were $137.5 per share of which, $103.13 was paid in 2018 and the remaining $34.375 was paid in 2019. In 2017, total dividends declared and paid on Series E preferred shares were $137.5 per share of which, $103.13 was paid in 2017 and $34.375 was paid in 2018. In 2016, total dividends declared on Series E preferred shares were $34.375 per share, which were subsequently paid in 2017.

15.	RETIREMENT PLANS
The Company maintains defined contribution plans to provide retirement benefits to eligible employees. Contributions to the plans, which are managed externally, are based on eligible compensation.
For eligible U.S. employees, the Company provides a non-qualified deferred compensation plan that enables employees to make contributions to the plan that are in excess of those permitted under the Company's 401(k) Plan. In addition, employees are permitted to make additional contributions from any bonus received and to benefit from discretionary employer contribution to the Plan.
During 2018, total pension expenses were $27 million (2017: $24 million and 2016: $23 million) for the above retirement benefits.

16.	SHARE-BASED COMPENSATION

In May 2017, shareholders approved the establishment of the AXIS Capital Holdings Limited 2017 Long-Term Equity Compensation Plan (the "2017 Plan"). The 2017 Plan provides for, among other things, the issuance of restricted shares, restricted stock units (share-settled awards and cash-settled awards), performance units (share-settled awards and cash-settled awards), stock options, stock appreciation rights and other equity-based awards to the Company's employees and directors. The 2017 Plan authorizes the issuance of a total of 3,400,000 common shares. The Company's 2017 Plan replaced its 2007 Long-Term Equity Compensation Plan ("2007 Plan") upon expiration of the 2007 Plan in May 2017. All remaining shares available pursuant to the 2007 Plan have been canceled although awards made pursuant to the 2007 Plan prior to its expiration remain in effect in accordance with the terms of the 2007 Plan. At December 31, 2018, 2,824,592 equity-based awards remained available for grant pursuant to the 2017 Plan. The grant date fair value of each award is established at the fair market value of the Company's common shares at the date of grant.
Restricted Stock Awards
Restricted stock awards ("RSAs") granted pursuant to the 2007 Plan generally vest in accordance with a four year graded vesting schedule in four annual installments beginning on the grant date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

16.	SHARE-BASED COMPENSATION (CONTINUED)

Share-Settled Restricted Stock Units
Restricted stock units ("RSUs") granted pursuant to the 2017 Plan or the 2007 Plan either cliff vest at the end of a three year period, vest in accordance with a three year graded vesting schedule, or vest in accordance with a four year graded vesting schedule in four annual installments beginning on the grant date.
Cash-Settled Restricted Stock Units
Cash-settled restricted stock units ("Cash-settled RSUs") granted pursuant to the 2017 Plan or the 2007 Plan are liability awards and generally cliff vest at the end of a three year period, or vest in accordance with a four year graded vesting schedule in four annual installments beginning on the grant date.
Performance-Vesting Restricted Stock Units
Performance-vesting restricted stock units ("PSUs") granted pursuant to the 2017 Plan or the 2007 Plan, represent the right to receive a specified number of common shares in the future, based upon the achievement of established performance criteria and continued service during the applicable performance period. Awards granted pursuant to these plans generally cliff vest at the end of a three year period. Compensation expense is recognized on a straight-line basis over the applicable requisite service period and is subject to periodic adjustment based upon the achievement of established performance criteria during the applicable performance period. PSUs granted are either share-settled awards or cash-settled liability awards.
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

Retirement Plan

In 2016, the Company established the AXIS Executive RSU Retirement Plan (the "Plan") to reward certain eligible long-term employees of the Company for their dedicated service. The Plan was implemented in 2017. Subject to certain conditions being met, eligible employees will not forfeit all of their outstanding RSUs or Cash-settled RSUs on or following their retirement. Absent the Plan, outstanding RSUs are generally forfeited upon termination of employment.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

16.	SHARE-BASED COMPENSATION (CONTINUED)

a)	Share-Settled Awards
The following table provides an activity summary of the Company's share-settled RSUs:

	Share-Settled PSUs		Share-Settled Service Based RSUs
	Number of restricted stock units	Weighted average grant date fair value(1)	Number of restricted stock units	Weighted average grant date fair value(1)

Nonvested restricted stock - December 31, 2016	283	$51.27	1,593	$48.88
Granted	87	64.58	733	61.94
Vested(2)	(119)	49.14	(889)	47.48
Forfeited	(21)	55.00	(82)	54.89
Nonvested restricted stock - December 31, 2017	230	57.08	1,355	57.09
Granted	104	48.89	737	49.36
Vested	(87)	54.71	(539)	54.51
Forfeited	(15)	53.80	(142)	55.36
Nonvested restricted stock - December 31, 2018	232	$54.54	1,411	$54.12

(1) Fair value is based on the closing price of the Company's common shares on the grant date.
(2) Share-settled restricted stock units that vested during the year ended December 31, 2017 included 313,391 service based restricted stock units which were granted in 2014 and were subject to a three year cliff vesting period.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

16.	SHARE-BASED COMPENSATION (CONTINUED)

b)    Cash-Settled Awards
The following table provides an activity summary of the Company's cash-settled RSUs:

	Cash-Settled PSUs	Cash-Settled Service based RSUs
	Number of restricted stock units	Number of restricted stock units

Nonvested restricted stock units - December 31, 2016	68	1,392
Granted	15	432
Vested(1)	(38)	(763)
Forfeited	(3)	(73)
Nonvested restricted stock units - December 31, 2017	42	988
Granted	—	473
Vested	(12)	(390)
Forfeited	(3)	(139)
Nonvested restricted stock units - December 31, 2018	27	932

(1) Cash-settled restricted stock units that vested during the year ended December 31, 2017 included 307,556 service based restricted stock units which were granted in 2014 and were subject to a three year cliff vesting period.
At December 31, 2018, the liability for cash-settled restricted stock units, included in other liabilities in the consolidated balance sheets, was $21 million (2017: $22 million).
During the year ended December 31, 2018, the fair value of share-settled restricted stock units and cash-settled restricted stock units that vested was $51 million (2017: $125 million, including $44 million attributable to service based restricted stock units which were granted in 2014 and were subject to a three year cliff vesting period; 2016: $67 million). At December 31, 2018, there was $87 million (2017: $94 million) of unrecognized share-based compensation costs which are expected to be recognized over the weighted average period of 2.4 years (2017: 2.5 years).
For the year ended December 31, 2018 the Company incurred share-based compensation costs of $54 million (2017: $68 million; 2016: $74 million) related to restricted stock awards, share-settled restricted stock units, and cash-settled restricted stock units. In addition, the Company recorded associated tax benefits of $8 million (2017: $15 million; 2016: $16 million).

17.	RELATED PARTY TRANSACTIONS

A member of the Company’s Board of Directors, Mr. Charles Davis, is the Chief Executive Officer of Stone Point Capital, LLC ("Stone Point"). In the ordinary course of business, the Company engages SKY Harbor Capital Management, LLC, an affiliate of Stone Point, to provide asset management services for certain short duration high yield debt portfolios. For the year ended December 31, 2018, total fees paid to SKY Harbor Capital Management, LLC, were $2 million (2017: $2 million; 2016: $3 million).
The Company has invested $18 million in NXT Capital Senior Loan Fund II and $20 million in NXT Capital Senior Loan Fund III. The manager of these funds is an indirect subsidiary of NXT Capital Inc. ("NXT Capital"). Investment funds managed by Stone Point indirectly owned approximately 43% of NXT Capital until this ownership interest was sold in August 2018. For the year ended December 31, 2018, fees paid to NXT Capital were $1 million (2017: $1 million; 2016: $1 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

17.	RELATED PARTY TRANSACTIONS (CONTINUED)

In addition, the Company has invested $50 million in the Freedom Consumer Credit Fund, LLC Series B. The manager of this fund is Freedom Financial Asset Management, LLC ("Freedom") which is an indirect subsidiary of Pantheon Partners, LLC ("Pantheon"). Investment funds managed by Stone Point own approximately 14.5% of Pantheon. For the year ended December 31, 2018, fees paid to Freedom were $2 million (2017: $1 million).
The Company's Chairman, Mr. Butt received consulting fees for the year ended December 31, 2018 of $0.5 million (2017: $0.5 million; 2016: $0.6 million) pursuant to the terms of a consulting agreement by and between Mr. Butt and the Company dated May 3, 2012, as amended. The consulting agreement was further amended on December 5, 2018 to extend the term of the agreement to the Company's 2019 Annual General Meeting for an annual fee of $0.5 million.

The Company's investment portfolio includes certain investments where it is considered to have the ability to exercise significant influence over the operating and financial policies of the investee. Significant influence is generally deemed to exist where the Company has an investment of 20% or more in the common stock of a corporation or an investment of 3% or more in closed end funds, limited partnerships, LLCs or similar investment vehicles. At December 31, 2018, the Company has $450 million (2017: $451 million) of investments where it is deemed to have the ability to exercise such significant influence. The Company generally pays management and performance fees to the investment managers of these investments. The Company considers all fees paid to the investment managers to be at market rates consistent with negotiated arms-length contracts.

Harrington and Harrington Re commenced operations in 2016 (refer to Note 6 'Investments'). AXIS Capital has the ability to exercise significant influence over the operating and financial policies of Harrington and Harrington Re. In the normal course of business, the Company entered into certain reinsurance transactions with Harrington Re. For the year ended December 31, 2018, the Company ceded reinsurance premiums of $194 million (2017: $213 million) and ceded losses of $142 million (2017: $119 million) to Harrington Re. In addition, Harrington Re paid certain acquisition costs and administrative fees to the Company. At December 31, 2018, the amount of reinsurance recoverable on unpaid and paid losses was $363 million (2017: $152 million) and the amount of ceded reinsurance payable included in insurance and reinsurance balances payable was $115 million (2017: $142 million) in the consolidated balance sheets. All transactions were conducted at market rates consistent with negotiated arms-length contracts.

On November 5, 2013, the Company formed Ventures Re, a Bermuda domiciled insurer. With effect from January 1, 2015, Ventures Re is no longer consolidated in the financial statements of the Company. All of Ventures Re's directors are employees of the Company. In the normal course of business, the Company enters into certain reinsurance contracts with Ventures Re. For the year ended December 31, 2018, the Company ceded premiums of $182 million (2017: $107 million) and ceded losses of $138 million (2017: $126 million) to Ventures Re. In addition, Ventures Re paid certain acquisition costs and administrative fees to the Company. At December 31, 2018, the amount of reinsurance recoverable on unpaid and paid losses was $186 million (2017: $131 million) and the amount of ceded reinsurance payable included in insurance and reinsurance balances payable was $67 million (2017: $17 million) in the consolidated balance sheets. All transactions were conducted at market rates consistent with negotiated arms-length contracts.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

18.	INCOME TAXES

Under current Bermuda law, the Company's Bermuda domiciled subsidiaries are not required to pay any taxes in Bermuda on income or capital gains. The Company has received an assurance from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, it will be exempt from taxation in Bermuda until March 2035. The Company's primary Bermuda subsidiary has an operating branch in Singapore, which is subject to the relevant taxes in that jurisdiction. The branch is not under examination in this tax jurisdiction, but remains subject to examination for tax years 2015 through 2018.

The Company's U.S. subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The provision for federal income taxes has been determined under the principles of the consolidated tax provisions of the U.S. Internal Revenue Code and Regulations. Should the U.S. subsidiaries pay a dividend outside the U.S. group, withholding taxes will apply. The Company's U.S. subsidiaries are not under examination but remain subject to examination in the U.S. for tax years 2015 through 2018.
In Canada, the Company's U.S. reinsurance company operates through a branch and its U.S. service company has an unlimited liability company subsidiary based in Canada. These Canadian operations are subject to the relevant taxes in that jurisdiction and remain subject to examination for tax years 2014 through 2018.
The Company also has subsidiaries in Ireland, the U.K., Belgium, the Netherlands, Luxembourg, Brazil and Dubai. In 2017, the Company ceased operations in Australia. These subsidiaries and their branches, are not under examination, but remain subject to examination in all applicable jurisdictions for tax years 2014 through 2018.
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
An analysis of income tax expense and net tax assets is shown in the following table:

Year ended December 31,	2018	2017	2016

Current income tax expense (benefit)
U.S.	$(5,401)	$(6,207)	$606
Europe	10,409	10,249	7,451
Other	51	—	—
Deferred income tax expense (benefit)
U.S.	15,288	18,495	(1,829)
Europe	(49,833)	(30,079)	112
Total income tax expense (benefit)	$(29,486)	$(7,542)	$6,340

Net current tax receivables (payables)	$9,683	$(639)	$3,540
Net deferred tax assets	39,775	4,438	103,313

Net tax assets	$49,458	$3,799	$106,853

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

18.	INCOME TAXES (CONTINUED)

Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of deferred tax assets and liabilities were as follows:

At December 31,	2018	2017

Deferred tax assets:
Discounting of net reserves for losses and loss expenses	$37,440	$27,804
Unearned premiums	40,447	25,188
Net unrealized investments losses	11,438	—
Operating and capital loss carryforwards(1)	83,850	53,095
Accruals not currently deductible	32,589	31,560
Tax credits	8,672	29,929
Other deferred tax assets	9,195	15,047
Deferred tax assets before valuation allowance	223,631	182,623
Valuation allowance	(18,955)	(16,157)
Deferred tax assets net of valuation allowance	204,676	166,466

Deferred tax liabilities:
Deferred acquisition costs	(39,745)	(24,249)
Net unrealized investments gains	—	(8,033)
Amortization of VOBA, intangible assets and goodwill	(49,097)	(85,296)
Equalization reserves	(22,069)	(23,274)
Other deferred tax liabilities	(53,990)	(21,176)
Deferred tax liabilities	(164,901)	(162,028)
Net deferred tax assets	$39,775	$4,438

(1)	At December 31, 2018 and 2017, the total operating loss carryforwards includes Lloyd's deferred year of account losses of $68 million and $19 million, respectively.

On December 22, 2017, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 ("U.S. Tax Reform") was signed into law. U.S. Tax Reform, among other things, reduced the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. Consequently, the Company reduced its net deferred tax assets at December 31, 2017 by $41.6 million.

As a result of the Company's acquisitions of Aviabel and Novae in 2017, $103.8 million of net deferred tax liabilities were acquired or established at the acquisition dates.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

18.	INCOME TAXES (CONTINUED)

Total operating and capital loss carryforwards and tax credits are summarized in the following table:

At December 31,	2018	2017

Operating and Capital Loss Carryforwards(1)
Singapore (branch) operating loss carryforward	$79,445	$77,467
U.K. operating loss carryforward(2)	413,504	126,839
Ireland operating loss carryforward	12,756	—
U.S. operating loss carryforward	15,062	115,236
Ireland capital loss carryforward	716	716

Tax Credits(1)
Ireland foreign tax credit	$2,248	$3,566
U.S. alternative minimum tax credit(3)	6,026	12,052
U.K. tax credit	398	14,310

(1)	All operating and capital loss carryforwards and tax credits can be carried forward indefinitely with the exception of the U.S. net operating loss, which will expire in 2037.

(2)	At December 31, 2018 and 2017, the U.K. operating loss carryforward includes Lloyd's deferred year of account losses of $403 million and $113 million, respectively.

(3)	As a result of U.S. tax reform, all alternative minimum tax credits will be refunded by tax year 2021.

An analysis of the movement in the Company's valuation allowance is shown in the following table:

At December 31,	2018	2017

Income tax expense:
Valuation allowance - beginning of year	$16,157	$41,100
Operating loss carryforwards	198	(27,116)
Foreign tax credit	(1,359)	267
U.K. branch assets and other foreign rate differentials	(205)	1,006
U.S. alternative minimum tax credits	(900)	900
Valuation allowance - end of year	$13,891	$16,157

Accumulated other comprehensive income:
Valuation allowance - beginning of year	—	—
Change in investment - related items	5,064	—
Valuation allowance - end of year	5,064	—

Total valuation allowance - end of year	$18,955	$16,157

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

18.	INCOME TAXES (CONTINUED)

At December 31, 2018 and 2017, the Company established a full valuation allowance on: (1) operating and capital loss carryforwards relating to operations in Singapore; (2) un-utilized foreign tax credits available in Ireland and (3) certain other deferred tax assets related to branch operations. At December 31, 2018, the Company established a valuation allowance on certain unrealized investment losses. In 2017, the valuation allowance was released on the Australian operating loss carryforwards, capital loss carryforwards, and other deferred tax assets upon the cessation of operations. The valuation allowance was reduced by a net $1.2 million for items unrelated to the Australian operations.

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
At December 31, 2018 and 2017, there were no unrecognized tax benefits.

The following table presents the distribution of income before income taxes between domestic and foreign jurisdictions as well as a reconciliation of the actual income tax rate to the amount computed by applying the effective tax rate of 0% under Bermuda law to income before income taxes:

Year ended December 31,	2018	2017	2016

Income (loss) before income taxes
Bermuda (domestic)	$181,597	$(188,420)	$469,306
Foreign	(168,062)	(188,091)	50,402
Total income before income taxes	$13,535	$(376,511)	$519,708

Reconciliation of effective tax rate (% of income before income taxes)
Expected tax rate	0.0%	0.0%	0.0%
Foreign taxes at local expected rates:
U.S.	65.7%	6.6%	(0.6)%
Europe	(289.7)%	5.8%	1.5%
Other	—%	0.3%	—%
Valuation allowance	(13.4)%	—%	0.2%
Net tax exempt income	(3.3)%	0.1%	(0.2)%
Change in U.S. enacted tax rate	—%	(11.1)%	—%
Change in European enacted tax rate	16.9%	—%	—%
Other	5.9%	0.3%	0.3%
Actual tax rate	(217.9)%	2.0%	1.2%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

19.	OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the tax effects allocated to each component of other comprehensive income (loss):

	Before tax amount	Tax (expense) benefit	Net of tax amount

Year ended December 31, 2018
Available for sale investments:
Unrealized investment gains (losses) arising during the year	$(297,259)	$5,528	$(291,731)
Adjustment for reclassification of net realized investment (gains) losses and OTTI losses recognized in net income	105,730	(4,828)	100,902
Unrealized investment gains (losses) arising during the year, net of reclassification adjustment (1)	(191,529)	700	(190,829)
Non-credit portion of OTTI losses	—	—	—
Foreign currency translation adjustment	(11,165)	—	(11,165)
Total other comprehensive income (loss), net of tax	$(202,694)	$700	$(201,994)

Year ended December 31, 2017
Available for sale investments:
Unrealized investment gains (losses) arising during the year	$211,151	$(5,732)	$205,419
Adjustment for reclassification of net realized investment (gains) losses and OTTI losses recognized in net income	(33,892)	758	(33,134)
Unrealized investment gains (losses) arising during the year, net of reclassification adjustment	177,259	(4,974)	172,285
Non-credit portion of OTTI losses	—	—	—
Foreign currency translation adjustment	41,938	—	41,938
Total other comprehensive income (loss), net of tax	$219,197	$(4,974)	$214,223

Year ended December 31, 2016
Available for sale investments:
Unrealized investment gains (losses) arising during the year	$10,165	$(5,093)	$5,072
Adjustment for reclassification of net realized investment (gains) losses and OTTI losses recognized in net income	60,423	1,767	62,190
Unrealized investment gains (losses) arising during the year, net of reclassification adjustment	70,588	(3,326)	67,262
Non-credit portion of OTTI losses	—	—	—
Foreign currency translation adjustment	(638)	—	(638)
Total other comprehensive income (loss), net of tax	$69,950	$(3,326)	$66,624

(1)
Effective January 1, 2018, the Company adopted ASU No. 2016-01. The adoption of this guidance resulted in a cumulative adjustment to reclassify unrealized investment gains on equity securities from accumulated other comprehensive income to retained earnings. Refer to Item 8, Note 2 'Basis of Presentation and Significant Accounting Policies' to the consolidated financial statements for additional information.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

19.	OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)

The following table presents reclassification amounts from accumulated other comprehensive income ("AOCI") to net income (loss) available (attributable) to common shareholders:

		Amount reclassified from AOCI(1)
Details about AOCI components	Consolidated statement of operations line item that includes reclassification	Year ended December 31,
		2018	2017	2016

Unrealized investment gains (losses) on available for sale investments
	Other realized investment gains (losses)	$(95,997)	$48,385	$(34,213)
	OTTI losses	(9,733)	(14,493)	(26,210)
	Total before tax	(105,730)	33,892	(60,423)
	Income tax (expense) benefit	4,828	(758)	(1,767)
	Net of tax	$(100,902)	$33,134	$(62,190)

Foreign currency translation adjustments
	Foreign exchange loss	$—	$(24,149)	$—
	Income tax (expense) benefit	—	—	—
	Net of tax	$—	$(24,149)	$—

(1)	Amounts in parentheses are charges to net income (loss) available (attributable) to common shareholders
On March 27, 2017, as part of the wind down of the Company's Australia operation, the Australia Prudential Regulation Authority revoked the authorization of AXIS Specialty Australia to carry on insurance business in Australia. As this resulted in the substantial liquidation of AXIS Specialty Australia, the Company released the cumulative translation adjustment related to AXIS Specialty Australia of $24 million from AOCI in the consolidation balance sheet to foreign exchange losses (gains) in the consolidated statement of operations.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

20.	STATUTORY FINANCIAL INFORMATION

The Company's insurance and reinsurance operations are subject to insurance and/or reinsurance laws and regulations in the jurisdictions in which they operate, the most significant of which include Bermuda, Ireland, the U.S. In addition, the Company is regulated by Lloyd's. These regulations include certain restrictions on the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the insurance regulatory authorities.

At December 31, 2018 and 2017, the statutory capital and surplus in each of the Company's most significant regulatory jurisdictions are shown in the following table:

	Bermuda		Ireland		U.S.
At December 31,	2018	2017	2018	2017	2018	2017

Required statutory capital and surplus	$1,470,375	$1,800,064	$637,226	$613,923	$489,560	$488,560
Available statutory capital and surplus	$3,513,342	$3,641,279	$896,868	$906,512	$1,668,847	$1,511,480

Bermuda

Under the Insurance Act 1978, amendments thereto and Related Regulations of Bermuda (the "Act"), the Company's Bermuda subsidiary, AXIS Specialty Bermuda is required to maintain minimum statutory capital and surplus equal to the greater of a minimum solvency margin ("MSM") and the Enhanced Capital Requirement ("ECR"). The MSM is the greater of $100 million, 50% of net premiums written, 15% of the net reserve for losses and loss expenses and 25% of the ECR. The Company's ECR is calculated based on a standard risk-based capital model developed by the Bermuda Monetary Authority ("BMA"). In 2016, the BMA implemented an Economic Balance Sheet ("EBS") framework which was used as the basis to determine the ECR. At December 31, 2018 and 2017, the required and available statutory capital and surplus were based on this EBS framework.

Under the Act, AXIS Specialty Bermuda is restricted as to the payment of dividends for amounts greater than 25% of the prior year’s statutory capital and surplus, whereby an affidavit signed by at least two members of the Board of Directors is required, attesting that any dividend in excess of this amount would not cause the Company to fail to meet its relevant margins. At December 31, 2018, the maximum dividend AXIS Specialty Bermuda could pay, without a signed affidavit, having met minimum levels of statutory capital and surplus requirements, was approximately $0.9 billion (2017: $0.9 billion).

Ireland

Effective January 1, 2016, the Company's Irish subsidiaries, AXIS Specialty Europe SE and AXIS Re SE, are required to maintain the Minimum Capital Requirement ("MCR") subject to a monetary minimum floor, and the Solvency Capital Requirement ("SCR") at all times. The capital requirements are calculated by reference to Solvency II definitions. If an entity falls below the MCR or SCR, the Central Bank of Ireland is authorized to take action to restore the financial position of the Company's Irish subsidiaries. During 2018 and 2017, the Company's Irish subsidiaries were in compliance with these requirements.

The Company's Irish subsidiaries may declare dividends subject to meeting their solvency and capital requirements. The maximum dividend is limited to "excess eligible own funds" which is defined as excess Solvency II capital over the SCR and may also be limited to "profits available for distribution'', which is defined as accumulated realized profits less accumulated realized losses and statutory reserves. At December 31, 2018, the maximum dividend the Company's Irish subsidiaries could pay, having met their solvency and capital requirements was approximately $37 million (2017: $52 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

20.	STATUTORY FINANCIAL INFORMATION (CONTINUED)

United States

The Company's U.S. operations required statutory capital and surplus is determined using the risk-based capital formula ("RBC"), which is the National Association of Insurance Commissioners' (the "Commissioner") method of measuring the minimum capital appropriate for U.S. reporting entities to support its overall business operations in consideration of its size and risk profile. If a company falls below the authorized control level as determined under the RBC, the Commissioner is authorized to take whatever regulatory actions may be considered necessary to protect policyholders and creditors. The maximum dividend that may be paid by the Company's U.S. insurance subsidiaries is restricted by the regulatory requirements of the domiciliary states. Generally, the maximum dividend that may be paid by each of the Company's U.S. insurance subsidiaries is limited to unassigned surplus (statutory equivalent of retained earnings) and may also be limited to statutory net income, net investment income or 10% of total statutory capital and surplus. At December 31, 2018, the maximum dividend that the Company's U.S. insurance operations could pay without regulatory approval was approximately $130 million (2017: $115 million).

Lloyd's of London

The Company operates in the Lloyd’s market through AXIS Corporate Capital UK Limited which is the sole corporate member of Syndicate 1686. Syndicate 1686 was managed by a third party managing agency, Asta Managing Agency Limited until August 2017 when the Company received final authorization from Lloyd's, the Prudential Regulation Authority ("PRA") and the Financial Conduct Authority ("FCA") for its own Lloyd's managing agent, AXIS Managing Agency Ltd. ("AXIS Managing Agency"). Effective August 4, 2017, AXIS Managing Agency assumed management of Syndicate 1686, replacing the Company's third-party managing agency agreement with Asta Managing Agency Limited, which had been in place since 2014.

In addition, the Company operates in the Lloyd's market through Novae Corporate Underwriting Limited, the sole corporate member of Syndicate 2007. The Company owned Lloyd’s managing agency, Novae Syndicates Limited ("NSL"), which operated in the Lloyd’s insurance market and managed Syndicate 2007 and SPA 6129, until it was deregistered in 2018. On January 1, 2018, the Company received authorization from Lloyd’s for AXIS Managing Agency to commence management and oversight of Syndicate 2007 and SPA 6129.

SPA 6129 commenced trading on January 1, 2016, as a collaboration between Novae and Securis Investment Partners LLP, an insurance linked securities fund manager. For the three months ended December 31, 2017, NSL received a managing agency fee from SPA 6129. For the year ended December 31, 2018, AXIS Managing Agency received a managing agency fee from SPA 6129. The Company ended its collaboration with SPA 6129 in 2018.

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

The capital provided to support underwriting, or FAL is not available for distribution for the payment of dividends or for working capital requirements. Corporate members may also be required to maintain funds under the control of Lloyd’s in excess of their capital requirements and such funds also may not be available for distribution for the payment of dividends. Lloyd’s sets the corporate members’ required capital annually through the application of a capital model that is based on regulatory rules pursuant to Solvency II.

FAL may be satisfied by cash, certain investments and letters of credit provided by approved banks. At December 31, 2018, fixed maturities and short term investments with a fair value of $715 million (2017: $557 million) and cash of $8 million (2017: $12 million), respectively, were restricted to satisfy AXIS Corporate Capital UK Limited FAL requirements. At

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

20.	STATUTORY FINANCIAL INFORMATION (CONTINUED)

December 31, 2018, fixed maturities and short term investments with a fair value of $528 million (2017: $564 million), equity securities with a fair value of $40 million (2017: $59 million), and cash of $16 million (2017: $nil) were restricted to satisfy Novae Corporate Underwriting Limited FAL requirements (refer to Note 6 'Investments').

Each year, corporate members can apply to Lloyd's to release accumulated funds, whether syndicate profits or interest on FAL, which are in excess of the agreed FAL requirements. At December 31, 2018 and 2017, actual capital and assets exceeded the FAL requirements for Syndicates 1686 and 2007.

During 2018, Syndicate 1686 and 2007 did not apply to release funds for the year ended December 31, 2017. During 2017, the release of funds for Syndicate 1686 for the year ended December 31, 2016 was $1.6 million and the release of funds for Syndicate 2007 for the year ended December 31, 2016 was $41 million.

Branch Offices

The Company's operating subsidiaries in Bermuda and the U.S. maintain branch offices in Singapore and Canada, respectively. The Company's Irish operating subsidiaries maintain branch offices in Switzerland and the U.K. In 2017, the Company ceased operations in Australia. As branch offices are not considered separate entities for regulatory purposes, the required and actual statutory capital and surplus amounts for each jurisdiction in the table above include amounts related to the applicable branch offices. The Company's branch offices in Singapore and Canada are subject to additional minimum capital or asset requirements in their countries of domicile. At December 31, 2018 and 2017, the actual capital/assets for each of these branches exceeded the relevant local regulatory requirements.

Total statutory net income (loss) of the Company's operating subsidiaries was $268 million, $(94) million, $598 million for 2018, 2017 and 2016, respectively. The differences between statutory financial statements and statements prepared in accordance with U.S. GAAP vary by jurisdiction, however, the primary differences are that statutory financial statements may not reflect deferred acquisition costs, certain net deferred tax assets, goodwill and intangible assets, unrealized investment gains (losses) on fixed maturities or certain unauthorized reinsurance recoverable balances.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 AND 2016

21.    UNAUDITED CONDENSED QUARTERLY FINANCIAL DATA

An unaudited summary of quarterly financial results is shown in the following table:

Quarters ended	Mar 31	Jun 30	Sep 30	Dec 31

2018
Net premiums earned	$1,167,402	$1,185,548	$1,224,075	$1,214,469
Net investment income	100,999	109,960	114,421	113,128
Net investment losses	(14,830)	(45,093)	(17,628)	(72,667)
Underwriting income (loss)	143,737	115,726	59,026	(194,664)
Net income (loss) available (attributable) to common shareholders	62,546	92,858	43,439	(198,448)
Earnings (loss) per common share	$0.75	$1.11	$0.52	$(2.37)
Earnings (loss) per diluted common share	$0.75	$1.11	$0.52	$(2.37)

2017
Net premiums earned	$938,703	$981,431	$1,017,131	$1,211,495
Net investment income	98,664	106,063	95,169	100,908
Net investment gains (losses)	(25,050)	(4,392)	14,632	43,038
Underwriting income (loss)	16,385	57,012	(512,853)	26,130
Net income (loss) available (attributable) to common shareholders	5,014	85,030	(467,740)	(38,081)
Earnings (loss) per common share	$0.06	$1.01	$(5.61)	$(0.46)
Earnings (loss) per diluted common share	$0.06	$1.01	$(5.61)	$(0.46)

(1)
During the three months ended March 31, June 30, September 30 and December 31, 2018, the Company recognized transaction and reorganization expenses of $13 million, $19 million, $16 million and $19 million, respectively, related to its transformation program which was launched in 2017. This program encompasses the integration of Novae which commenced in the fourth quarter of 2017, the realignment of the accident and health business, together with other initiatives designed to increase the Company's efficiency and enhance the Company's profitability while delivering a customer-centric operating model. During the three months ended September 30 and December 31, 2017, the Company recognized transaction and reorganization expenses of $6 million and $21 million, respectively.

(2)
During the three months ended March 31, June 30, September 30 and December 31, 2018, the Company recognized amortization of VOBA of $57 million, $53 million, $39 million, $23 million, respectively, related to the acquisition of Novae. During the three months ended December 31, 2017, the Company recognized amortization of VOBA of $50 million. Refer to Item 8, Note 3 and Note 5 to the Consolidated Financial Statements 'Business Combinations' and 'Goodwill and Intangible Assets' for further details.

(3)
During the three months ended December 31, 2017, the Company recognized tax expense of $42 million due to the revaluation of net deferred tax asset pursuant to the U.S. Tax Reform. Refer to Item 8, Note 18 to the Consolidated Financial Statements 'Income Taxes' for further details.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) at December 31, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2018, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s management has performed an assessment, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of our internal control over financial reporting at December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based upon that assessment, the Company’s management believes that, at December 31, 2018, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Our independent registered public accounting firm has issued an audit report on our assessment of our internal control over financial reporting at December 31, 2018. This report appears below.
All internal control systems, no matter how well designed, have inherent limitations. As a result, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial reporting and the preparation of financial statements.
Changes in Internal Control Over Financial Reporting
The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2018. Based upon that evaluation, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
AXIS Capital Holdings Limited
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of AXIS Capital Holdings Limited and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 26, 2019 expressed an unqualified opinion on those financial statements.
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
February 26, 2019

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

As and when allowed by the applicable law and regulations, certain of our non-U.S. subsidiaries provide treaty reinsurance coverage to non-U.S. insurers on a worldwide basis, including insurers of liability, marine, aviation and energy risks, and as a result, these underlying reinsurance portfolios may have some exposure to Iran. In addition, we underwrite insurance and facultative reinsurance on a global basis to non-U.S. insureds and insurers, including for liability, marine, aviation and energy risks. Coverage provided to non-Iranian business may indirectly cover an exposure in Iran. For example, certain of our operations underwrite global marine hull and cargo policies that provide coverage for vessels navigating into and out of ports worldwide, including Iran. For the quarter ended December 31, 2018, there has been no material amount of premium allocated or apportioned to activities relating to Iran. As we believe these activities are permitted under applicable laws and regulations, we intend for our non-U.S. subsidiaries to continue to provide such coverage to the extent permitted by applicable law.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the sections captioned "Proposal No. 1 – Election of Directors", "Corporate Governance", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers" in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2018 pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections captioned "Executive Compensation", "Compensation Discussion and Analysis", "Director Compensation", "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2018 pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the sections captioned "Principal Shareholders" and "Equity Compensation Plan Information" in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2018 pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the sections captioned "Certain Relationships and Related Transactions", and "Corporate Governance" in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2018 pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section captioned "Principal Accounting Fees and Services" in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2018 pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits

1.	Financial Statements
Included in Part II – refer to Item 8 of this report.

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

4.5
Senior Indenture among AXIS Specialty Finance PLC, as issuer, the Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of March 13, 2014 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 13, 2014).

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

*10.5
Amendment No. 3 to Consulting Agreement by and between Michael A. Butt and AXIS Specialty Limited dated January 15, 2016 (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K filed on February 25, 2016).

*10.6
Amendment No. 4 to Consulting Agreement by and between Michael A. Butt and AXIS Specialty Limited dated December 8, 2016 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K filed on February 27, 2017).

*10.7
Amendment No. 5 to Consulting Agreement by and between Michael A. Butt and AXIS Specialty Limited dated December 7, 2017 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed on February 28, 2018).

†*10.8	Amendment No. 6 to Consulting Agreement by and between Michael A. Butt and AXIS Specialty Limited dated December 5, 2018.

*10.9
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

*10.11
Amendment No. 2 to Employment Agreement dated May 3, 2012 by and among Albert Benchimol, AXIS Capital Holdings Limited and AXIS Specialty U.S. Services, Inc. effective as of January 19, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 25, 2016).

*10.12
Amendment No. 3 to Employment Agreement dated May 3, 2012 by and among Albert Benchimol, AXIS Capital Holdings Limited, AXIS Specialty U.S. Services, Inc. and AXIS Specialty Limited effective as of January 1, 2017 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed on February 27, 2017).

*10.13
Amendment No. 4 to Employment Agreement dated May 3, 2012 by and among Albert Benchimol, AXIS Capital Holdings Limited, AXIS Specialty U.S. Services, Inc. and AXIS Specialty Limited effective as of December 6, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 11, 2018).

*10.14
Separation Agreement by and between Christopher DiSipio and AXIS Specialty U.S. Services, Inc. dated March 14, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 9, 2018).

*10.15
Separation Agreement by and between John D. Nichols, Jr. and AXIS Specialty U.S. Services, Inc. dated February 27, 2017 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on February 28, 2018).

*10.16
Consulting Agreement by and between Joseph C. Henry and AXIS Specialty U.S. Services, Inc. dated December 11, 2017 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on February 28, 2018).

*10.17
Separation Agreement by and between Joseph C. Henry and AXIS Specialty U.S. Services, Inc. dated December 11, 2017 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on February 28, 2018).

*10.18
Employment Agreement by and between Peter W. Wilson and AXIS Specialty U.S. Services, Inc. dated June 23, 2014 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed on February 23, 2015).

*10.19
Employment Agreement by and between Peter Vogt and AXIS Specialty U.S. Services, Inc. dated December 11, 2017 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on February 28, 2018).

†*10.20	Employment Agreement by and between Steve K. Arora and AXIS Specialty U.S. Services, Inc. dated July 5, 2017.

†*10.21	Letter Agreement by and between Steve K. Arora and AXIS Specialty U.S. Services, Inc. dated July 5, 2017.

†*10.22	Employment Agreement by and between David Phillips and AXIS Specialty U.S. Services, Inc. dated March 21, 2014.

*10.23	2007 Long-Term Equity Compensation Plan, as amended (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed on May 15, 2012).

*10.24	2017 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed on May 8, 2017).

*10.25	2013 Executive Long-Term Equity Compensation Program (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 9, 2013).

*10.26	2018 Executive Long-Term Equity Compensation Program (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K filed on February 28, 2018).

†*10.27	Executive Long-Term Equity Compensation Program.

*10.28	2014 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K filed on February 27, 2017).

*10.29	AXIS Executive RSU Retirement Plan (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K filed on February 27, 2017).

*10.30	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed on February 21, 2014).

*10.31	Form of Employee Restricted Stock Unit Award Agreement (Performance Vesting) (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed on February 27, 2017).

*10.32
Form of Employee Restricted Stock Unit Award Agreement (Retirement Eligible/Performance Vesting) (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed on February 27, 2017).

*10.33	Form of Employee Restricted Stock Unit Award Agreement (Retirement Eligible) (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed on February 27, 2017).

*10.34	Form of Employee Restricted Stock Unit Award Agreement (Performance Vesting) (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K filed on February 28, 2018).

*10.35	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K filed on February 28, 2018).

†*10.36	Form of Employee Restricted Stock Unit Award Agreement (Performance Vesting).

†*10.37	Form of Employee Restricted Stock Unit Award Agreement.

*10.38	AXIS Specialty U.S. Services, Inc. Supplemental Retirement Plan (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on February 26, 2008).

*10.39	2018 Directors Annual Compensation Program (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K filed on February 28, 2018).

†*10.40	Directors Annual Compensation Program.

10.41
Master Reimbursement Agreement, dated as of May 14, 2010, by and among AXIS Specialty Limited, AXIS Re Limited, AXIS Specialty Europe Limited, AXIS Insurance Company, AXIS Surplus Insurance Company, AXIS Specialty Insurance Company, AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 19, 2010).

10.42
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

10.43
Amendment to Committed Facility Letter dated November 20, 2013 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Surplus Insurance Company and AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 21, 2013).

10.44
Amendment to Committed Facility Letter dated March 31, 2015 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Reinsurance Company, AXIS Surplus Insurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 1, 2015).

10.45
Amendment to Facility Fee Letter dated March 31, 2015 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Reinsurance Company, AXIS Surplus Insurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 1, 2015).

10.46
Committed Facility Letter dated December 18, 2015 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Surplus Insurance Company and AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 22, 2015).

10.47
Committed Facility Letter dated March 27, 2017 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Surplus Insurance Company and AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 31, 2017).

10.48
Amendment to Master Reimbursement Agreement dated March 27, 2017 by and among AXIS Specialty Limited, AXIS Re Limited, AXIS Specialty Europe Limited, AXIS Insurance Company, AXIS Surplus Insurance Company, AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 31, 2017).

10.49
Amendment to Committed Facility Letter dated March 28, 2018 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Surplus Insurance Company, AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 3, 2018).

10.50
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

10.51
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

10.52
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

†101
The following financial information from AXIS Capital Holdings Limited’s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2018 and 2017; (ii) Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016; (iv) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2018, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

*	Exhibits 10.2 through 10.40 represent a management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.

†	Filed herewith.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2019.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2019.

Signature	Title

/s/ ALBERT BENCHIMOL	Chief Executive Officer, President and Director (Principal Executive Officer)
Albert Benchimol

/s/ PETER VOGT	Chief Financial Officer (Principal Financial Officer)
Peter Vogt

/s/ KENT ZIEGLER	Global Corporate Controller (Principal Accounting Officer)
Kent Ziegler

/s/ MICHAEL A. BUTT	Director
Michael A. Butt

/s/ CHARLES A. DAVIS	Director
Charles A. Davis

/s/ ROBERT L. FRIEDMAN	Director
Robert L. Friedman

Signature	Title

/s/ CHRISTOPHER V. GREETHAM	Director
Christopher V. Greetham

/s/ ELANOR HARDWICK	Director
Elanor Hardwick

/s/ MAURICE KEANE	Director
Maurice Keane

/s/ THOMAS C. RAMEY	Director
Thomas C. Ramey

/s/ HENRY B. SMITH	Director
Henry B. Smith

/s/ BARBARA YASTINE	Director
Barbara Yastine

/s/ WILHELM ZELLER	Director
Wilhelm Zeller

SCHEDULE I
AXIS CAPITAL HOLDINGS LIMITED
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES

	At December 31, 2018
	Amortized cost	Fair value	Amount shown on the balance sheet
(in thousands)
Type of investment:
Fixed maturities
U.S. government and agency	$1,520,142	$1,515,697	$1,515,697
Non-U.S. government	507,550	493,016	493,016
Corporate debt	4,990,279	4,876,921	4,876,921
Agency RMBS	1,666,684	1,643,308	1,643,308
CMBS	1,103,507	1,092,530	1,092,530
Non-Agency RMBS	40,732	40,687	40,687
ABS	1,651,350	1,637,603	1,637,603
Municipals	136,068	135,585	135,585
Total fixed maturities	$11,616,312	11,435,347	11,435,347
Mortgage loans, at amortized cost and fair value		298,650	298,650
Short-term investments, at amortized cost and fair value		144,040	144,040
Equity securities		381,633	381,633
Other investments (1)		445,792	787,787
Equity method investments (2)		—	108,103
Total investments		$12,705,462	$13,155,560

(1)	Other investments exclude investments where the Company is considered to have the ability to exercise significant influence over the operating and financial policies of the investees.

(2)	Equity method investments are excluded as the Company has the ability to exercise significant influence over the operating and financial policies of the investees.

SCHEDULE II
AXIS CAPITAL HOLDINGS LIMITED
CONDENSED BALANCE SHEETS – PARENT COMPANY
DECEMBER 31, 2018 AND 2017

	2018	2017
	(in thousands)
Assets
Investments in subsidiaries	$5,320,828	$5,532,396
Cash and cash equivalents	3,099	10,541
Other assets	9,647	9,480
Total assets	$5,333,574	$5,552,417

Liabilities
Intercompany payable	$247,992	$160,950
Dividends payable	51,157	49,907
Other liabilities	4,354	296
Total liabilities	303,503	211,153

Shareholders’ equity
Preferred shares	775,000	775,000
Common shares (shares issued 2018: 176,580; 2017: 176,580 shares outstanding 2018: 83,586; 2017: 83,161)	2,206	2,206
Additional paid-in capital	2,308,583	2,299,166
Accumulated other comprehensive (income) loss	(177,110)	92,382
Retained earnings	5,912,812	5,979,666
Treasury shares, at cost (2018: 92,994; 2017: 93,419)	(3,791,420)	(3,807,156)
Total shareholders’ equity	5,030,071	5,341,264
Total liabilities and shareholders’ equity	$5,333,574	$5,552,417

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

(4)	On February 15, 2018, AXIS Capital contributed $105 million to AXIS Specialty Global Holdings to support the capital requirements of its U.S. subsidiaries.

SCHEDULE II
AXIS CAPITAL HOLDINGS LIMITED
CONDENSED STATEMENTS OF OPERATIONS – PARENT COMPANY
YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	2018	2017	2016
	(in thousands)
Revenues
Net investment income (1)	$900	$2,116	$656
Total revenues	900	2,116	656

Expenses
General and administrative expenses	29,250	34,933	39,909
Total expenses	29,250	34,933	39,909

Income (loss) before equity in net income (loss) of subsidiaries	(28,350)	(32,817)	(39,253)
Equity in net income (loss) of subsidiaries	71,371	(336,152)	552,621
Net income (loss)	43,021	(368,969)	513,368
Preferred share dividends	42,625	46,810	46,597
Loss on repurchase of preferred shares	—	—	1,309
Net income (loss) available (attributable) to common shareholders	$396	$(415,779)	$465,462

Comprehensive income (loss)	$(158,973)	$(154,746)	$579,992

(1)
On April 15, 2017 a promissory note of $368 million advanced by AXIS Capital to AXIS Specialty Limited on November 7, 2016, matured. For the year ended December 31, 2017, interest earned at an annual rate of 1.132% and was recorded in net investment income.

SCHEDULE II
AXIS CAPITAL HOLDINGS LIMITED
CONDENSED STATEMENTS OF CASH FLOWS – PARENT COMPANY
YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	2018	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$43,021	$(368,969)	$513,368
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in net income (loss) of subsidiaries	(71,371)	336,152	(552,621)
Change in intercompany payable	87,042	94,827	33,286
Dividends received from subsidiaries	200,000	400,000	550,000
Other items	(79,927)	4,988	17,807
Net cash provided by operating activities	178,765	466,998	561,840

Cash flows from investing activities:
Promissory note receivable from subsidiary	—	—	(368,252)
Capital returned by subsidiary	—	368,252	—
Net cash provided by (used in) investing activities	—	368,252	(368,252)

Cash flows from financing activities:
Net proceeds from issuance of preferred shares	—	—	531,945
Repurchase of common shares - open market	—	(261,180)	(495,426)
Taxes paid on withholding shares	(10,080)	(24,678)	(14,329)
Dividends paid - common shares	(133,502)	(135,032)	(132,323)
Repurchase of preferred shares	—	(351,074)	(51,769)
Dividends paid - preferred shares	(42,625)	(52,844)	(39,909)
Proceeds from issuance of common shares	—	—	224
Net cash used in financing activities	(186,207)	(824,808)	(201,587)

Increase (decrease) in cash, cash equivalents and restricted cash	(7,442)	10,442	(7,999)
Cash, cash equivalents and restricted cash - beginning of year	10,541	99	8,098
Cash, cash equivalents and restricted cash - end of year	$3,099	$10,541	$99

SCHEDULE III
AXIS CAPITAL HOLDINGS LIMITED
SUPPLEMENTARY INSURANCE INFORMATION

	At and year ended December 31, 2018
(in thousands)	Deferred acquisition costs	Reserve for losses and loss expenses	Unearned premiums	Net premiums earned	Net investment income(1)	Net losses and loss expenses	Acquisition costs	Other operating expenses(2)	Net premiums written
Insurance	$209,622	$6,426,309	$2,061,123	$2,362,606	$—	$1,494,323	$399,193	$395,252	$2,324,747
Reinsurance	357,000	5,854,460	1,574,635	2,428,889	—	1,695,964	569,642	123,916	2,334,215
Corporate	—	—	—	—	438,507	—	—	108,221	—
Total	$566,622	$12,280,769	$3,635,758	$4,791,495	$438,507	$3,190,287	$968,835	$627,389	$4,658,962

	At and year ended December 31, 2017
(in thousands)	Deferred acquisition costs	Reserve for losses and loss expenses	Unearned premiums	Net premiums earned	Net investment income(1)	Net losses and loss expenses	Acquisition costs	Other operating expenses(2)	Net premiums written
Insurance	$115,332	$7,011,805	$2,053,422	$1,816,438	$—	$1,465,427	$270,229	$325,368	$1,775,825
Reinsurance	358,729	5,985,748	1,587,977	2,332,322	—	1,822,345	553,362	124,115	2,251,318
Corporate	—	—	—	—	400,805	—	—	129,945	—
Total	$474,061	$12,997,553	$3,641,399	$4,148,760	$400,805	$3,287,772	$823,591	$579,428	$4,027,143

	At and year ended December 31, 2016
(in thousands)	Deferred acquisition costs	Reserve for losses and loss expenses	Unearned premiums	Net premiums earned	Net investment income(1)	Net losses and loss expenses	Acquisition costs	Other operating expenses(2)	Net premiums written
Insurance	$100,149	$5,198,070	$1,423,891	$1,534,282	$—	$977,771	$206,619	$327,351	$1,519,559
Reinsurance	338,487	4,499,757	1,545,607	2,171,343	—	1,226,426	540,257	155,350	2,233,415
Corporate	—	—	—	—	353,335	—	—	120,016	—
Total	$438,636	$9,697,827	$2,969,498	$3,705,625	$353,335	$2,204,197	$746,876	$602,717	$3,752,974

(1)
We evaluate the underwriting results of each of our reportable segments separately from the performance of our investment portfolio therefore, we believe it is appropriate to exclude net investment income from our underwriting profitability measure.

(2)
Amounts related to our reportable segments reflect underwriting-related general and administrative expenses, which includes those general and administrative expenses that are incremental and/or directly attributable to our individual underwriting operations. Corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As these costs are not incremental and/or directly attributable to our individual underwriting operations, these expenses are excluded from underwriting-related general and administrative expenses. The reconciliation of underwriting-related general and administrative expenses to general and administrative expenses, the most comparable GAAP measure, is presented in Item 7 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.

SCHEDULE IV
AXIS CAPITAL HOLDINGS LIMITED
SUPPLEMENTARY REINSURANCE INFORMATION
YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(in thousands)	DIRECT GROSS PREMIUM	CEDED TO OTHER COMPANIES	ASSUMED FROM OTHER COMPANIES	NET AMOUNT	PERCENTAGE OF AMOUNT ASSUMED TO NET

2018
Property and Casualty	$3,258,999	$2,163,417	$3,074,906	$4,170,488	73.7%
Accident and Health	209,041	87,686	367,119	488,474	75.2%
Total	$3,468,040	$2,251,103	$3,442,025	$4,658,962	73.9%
2017
Property and Casualty	$2,228,022	$1,523,662	$2,814,173	$3,518,533	80.0%
Accident and Health	195,104	5,468	318,974	508,610	62.7%
Total	$2,423,126	$1,529,130	$3,133,147	$4,027,143	77.8%
2016
Property and Casualty	$1,975,497	$1,215,775	$2,564,606	$3,324,328	77.1%
Accident and Health	136,681	1,459	293,424	428,646	68.5%
Total	$2,112,178	$1,217,234	$2,858,030	$3,752,974	76.2%