Form 10-Q
period 2019-03-31
AXIS CAPITAL HOLDINGS LTD
filed 2019-05-03
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, par value $0.0125 per share	AXS	New York Stock Exchange
5.50% Series D preferred shares	AXS PRD	New York Stock Exchange
Depositary Shares, each representing a 1/100th interest in a 5.50% Series E preferred share	AXS PRE	New York Stock Exchange
At April 26 2019, there were 83,935,148 Common Shares, $0.0125 par value per share, of the registrant outstanding.

AXIS CAPITAL HOLDINGS LIMITED

PART I	FINANCIAL INFORMATION

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
Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:

•	the cyclical nature of the insurance and reinsurance business leading to periods with excess underwriting capacity and unfavorable premium rates,

•	the occurrence and magnitude of natural and man-made disasters,

•	the impact of global climate change on our business, including the possibility that we do not adequately assess or reserve for the increased frequency and severity of natural catastrophes,

•	losses from war, terrorism and political unrest or other unanticipated losses,

•	actual claims exceeding our loss reserves,

•	general economic, capital and credit market conditions,

•	the failure of any of the loss limitation methods we employ,

•	the effects of emerging claims, coverage and regulatory issues, including uncertainty related to coverage definitions, limits, terms and conditions,

•	our inability to purchase reinsurance or collect amounts due to us,

•	the breach by third parties in our program business of their obligations to us,

•	difficulties with technology and/or data security,

•	the failure of our policyholders and intermediaries to pay premiums,

•	the failure of our cedants to adequately evaluate risks,

•	inability to obtain additional capital on favorable terms, or at all,

•	the loss of one or more key executives,

•	a decline in our ratings with rating agencies,

•	loss of business provided to us by our major brokers and credit risk due to our reliance on brokers,

•	changes in accounting policies or practices,

•	the use of industry catastrophe models and changes to these models,

•	changes in governmental regulations and potential government intervention in our industry,

•	failure to comply with certain laws and regulations relating to sanctions and foreign corrupt practices,

•	increased competition,

•	changes in the political environment of certain countries in which we operate or underwrite business including the United Kingdom's expected withdrawal from the European Union,

•	fluctuations in interest rates, credit spreads, equity securities' prices and/or currency values,

•	the failure to successfully integrate acquired businesses or realize the expected synergies resulting from such acquisitions,

•	the failure to realize the expected benefits or synergies relating to the Company's transformation initiative,

•	changes in tax laws, and

•
the other factors including but not limited to those described under Item 1A, 'Risk Factors' and Item 7, 'Management’s Discussion and Analysis of Financial Condition and Results of Operations' included in our most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC"), as those factors may be updated from time to time in our periodic and other filings with the SEC, which are accessible on the SEC's website at www.sec.gov.

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

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018

	2019	2018
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2019: $11,834,207; 2018: $11,616,312)	$11,874,518	$11,435,347
Equity securities, at fair value (Cost 2019: $376,493; 2018: $365,905)	418,863	381,633
Mortgage loans, held for investment, at fair value	313,421	298,650
Other investments, at fair value	795,331	787,787
Equity method investments	110,322	108,103
Short-term investments, at fair value	41,853	144,040
Total investments	13,554,308	13,155,560
Cash and cash equivalents	1,151,182	1,232,814
Restricted cash and cash equivalents	455,076	597,206
Accrued interest receivable	78,594	80,335
Insurance and reinsurance premium balances receivable	3,667,923	3,007,296
Reinsurance recoverable on unpaid losses	3,555,341	3,501,669
Reinsurance recoverable on paid losses	321,798	280,233
Deferred acquisition costs	703,028	566,622
Prepaid reinsurance premiums	1,271,303	1,013,573
Receivable for investments sold	10,888	32,627
Goodwill	102,003	102,003
Intangible assets	238,763	241,568
Value of business acquired	22,610	35,714
Operating lease right-of-use assets	143,887	—
Other assets	280,878	285,346
Total assets	$25,557,582	$24,132,566
Liabilities
Reserve for losses and loss expenses	$12,275,771	$12,280,769
Unearned premiums	4,535,163	3,635,758
Insurance and reinsurance balances payable	1,440,942	1,338,991
Senior notes	1,342,345	1,341,961
Payable for investments purchased	159,544	111,838
Operating lease liabilities	144,298	—
Other liabilities	359,363	393,178
Total liabilities	20,257,426	19,102,495
Shareholders’ equity
Preferred shares	775,000	775,000
Common shares (shares issued 2019: 176,580; 2018: 176,580 shares outstanding 2019: 83,934; 2018: 83,586)	2,206	2,206
Additional paid-in capital	2,296,639	2,308,583
Accumulated other comprehensive income (loss)	29,096	(177,110)
Retained earnings	5,976,603	5,912,812
Treasury shares, at cost (2019: 92,646; 2018: 92,994 shares)	(3,779,388)	(3,791,420)
Total shareholders’ equity	5,300,156	5,030,071
Total liabilities and shareholders’ equity	$25,557,582	$24,132,566

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	Three months ended
	2019	2018
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$1,134,212	$1,167,402
Net investment income	107,303	100,999
Other insurance related income	6,929	6,606
Net investment gains (losses):
Other-than-temporary impairment ("OTTI") losses	(4,036)	(414)
Other realized and unrealized investment gains (losses)	16,803	(14,416)
Total net investment gains (losses)	12,767	(14,830)
Total revenues	1,261,211	1,260,177

Expenses
Net losses and loss expenses	664,028	661,345
Acquisition costs	260,418	229,260
General and administrative expenses	175,091	169,837
Foreign exchange losses	7,056	37,860
Interest expense and financing costs	15,895	16,763
Transaction and reorganization expenses	14,820	13,054
Amortization of value of business acquired	13,104	57,110
Amortization of intangible assets	3,003	2,782
Total expenses	1,153,415	1,188,011

Income before income taxes and interest in income of equity method investments	107,796	72,166
Income tax (expense) benefit	(1,234)	1,036
Interest in income of equity method investments	2,219	—
Net income	108,781	73,202
Preferred share dividends	10,656	10,656
Net income available to common shareholders	$98,125	$62,546

Per share data
Earnings per common share:
Earnings per common share	$1.17	$0.75
Earnings per diluted common share	$1.16	$0.75
Weighted average common shares outstanding	83,725	83,322
Weighted average diluted common shares outstanding	84,272	83,721

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	Three months ended
	2019	2018
	(in thousands)
Net income	$108,781	$73,202
Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized investment gains (losses) arising during the period	190,173	(112,191)
Adjustment for reclassification of net realized investment (gains) losses and OTTI losses recognized in net income	13,370	785
Unrealized investment gains (losses) arising during the period, net of reclassification adjustment	203,543	(111,406)
Foreign currency translation adjustment	2,662	1,270
Total other comprehensive income (loss), net of tax	206,205	(110,136)
Comprehensive income (loss)	$314,986	$(36,934)

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	2019	2018
	(in thousands)
Preferred shares
Balance at beginning and end of period	$775,000	$775,000

Common shares (par value)
Balance at beginning and end of period	2,206	2,206

Additional paid-in capital
Balance at beginning of period	2,308,583	2,299,166
Treasury shares reissued	(19,302)	(19,272)
Share-based compensation expense	7,358	9,603
Balance at end of period	2,296,639	2,289,497

Accumulated other comprehensive income (loss)
Balance at beginning of period	(177,110)	92,382
Unrealized gains (losses) on available for sale investments, net of tax:
Balance at beginning of period	(168,365)	89,962
Cumulative effect of adoption of ASU No. 2018-02	—	2,142
Cumulative effect of adoption of ASU No. 2016-01, net of taxes	—	(69,604)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	203,543	(111,406)
Balance at end of period	35,178	(88,906)
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	(8,745)	2,420
Foreign currency translation adjustment	2,663	1,270
Balance at end of period	(6,082)	3,690
Balance at end of period	29,096	(85,216)

Retained earnings
Balance at beginning of period	5,912,812	5,979,666
Cumulative effect of adoption of ASU No. 2018-02	—	(2,142)
Cumulative effect of adoption of ASU No. 2016-01, net of taxes	—	69,604
Net income	108,781	73,202
Preferred share dividends	(10,656)	(10,656)
Common share dividends	(34,334)	(33,380)
Balance at end of period	5,976,603	6,076,294

Treasury shares, at cost
Balance at beginning of period	(3,791,420)	(3,807,156)
Shares repurchased	(9,003)	(7,163)
Shares reissued	21,035	20,933
Balance at end of period	(3,779,388)	(3,793,386)

Total shareholders’ equity	$5,300,156	$5,264,395

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	Three months ended
	2019	2018
	(in thousands)
Cash flows from operating activities:
Net income	$108,781	$73,202
Adjustments to reconcile net income to net cash used in operating activities:
Net investment (gains) losses	(12,767)	8,909
Net realized and unrealized gains on other investments	(6,528)	(12,950)
Amortization of fixed maturities	5,832	9,895
Interest in income of equity method investments	(2,219)	—
Amortization of value of business acquired	13,104	57,110
Other amortization and depreciation	23,742	11,287
Share-based compensation expense, net of cash payments	(3,679)	(1,481)
Changes in:
Accrued interest receivable	1,544	3,350
Reinsurance recoverable balances on unpaid and paid losses	(98,425)	(113,656)
Deferred acquisition costs	(136,906)	(253,369)
Prepaid reinsurance premiums	(260,567)	(218,772)
Reserve for losses and loss expenses	4,829	184,511
Unearned premiums	903,253	1,056,045
Insurance and reinsurance balances, net	(559,150)	(854,993)
Other items	(38,536)	(36,973)
Net cash used in operating activities	(57,692)	(87,885)

Cash flows from investing activities:
Purchases of:
Fixed maturities	(2,425,086)	(2,474,418)
Equity securities	(23,503)	(42,522)
Mortgage loans	(14,965)	(59,838)
Other investments	(70,039)	(31,755)
Short-term investments	(85,045)	(57,688)
Proceeds from the sale of:
Fixed maturities	1,978,928	2,442,673
Equity securities	14,875	194,970
Other investments	67,865	44,493
Short-term investments	185,445	46,719
Proceeds from redemption of fixed maturities	278,150	319,526
Proceeds from redemption of short-term investments	2,413	16,022
Proceeds from the repayment of mortgage loans	243	20,237
Purchase of other assets	(12,051)	—
Net cash provided by (used in) investing activities	(102,770)	418,419

Cash flows from financing activities:
Taxes paid on withholding shares	(9,003)	(7,163)
Dividends paid - common shares	(36,260)	(35,273)
Dividends paid - preferred shares	(10,656)	(10,656)
Net cash used in financing activities	(55,919)	(53,092)

Effect of exchange rate changes on foreign currency cash, cash equivalents, and restricted cash	(7,381)	3,354
Increase (decrease) in cash, cash equivalents, and restricted cash	(223,762)	280,796
Cash, cash equivalents, and restricted cash - beginning of period	1,830,020	1,363,786
Cash, cash equivalents, and restricted cash - end of period	$1,606,258	$1,644,582

Supplemental disclosures of cash flow information:
Income taxes paid	$1,321	$4,412
Interest paid	$—	$10,306

Supplemental disclosures of cash flow information: In 2018, total consideration paid for an agreement for the Reinsurance to Close ("RITC") of the 2015 and prior years of account of Syndicate 2007 was $819 million of which $600 million was settled by way of a transfer of securities and was treated as a non-cash activity in the consolidated statement of cash flows (refer to Note 6 'Reserve for Losses and Loss Expenses').

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited Consolidated Financial Statements (the "financial statements") have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the U.S. Securities and Exchange Commission's ("SEC") instructions to Form 10-Q and Article 10 of Regulation S-X and include AXIS Capital Holdings Limited ("AXIS Capital") and its subsidiaries (the "Company"). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and related notes included in AXIS Capital's Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC.

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

Significant Accounting Policies

There was no notable change to the Company's significant accounting policies subsequent to its Annual Report on Form 10-K for the year ended December 31, 2018.

New Accounting Standards Adopted in 2019

Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, "Leases (Topic 842)", which provides a new comprehensive model for lease accounting. Topic 842 requires a lessee to recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The adoption of this standard resulted in the recognition of lease liabilities and right-of-use assets of $144 million in the Company's consolidated balance sheet at March 31, 2019, related to office property and equipment leases.

In addition, the Company adopted ASU 2018-11, "Leases (Topic 842) - Targeted Improvements", which provides an additional (and optional) transition method to adopt the new lease guidance. Under the alternative transition method, the Company's reporting for the comparative periods presented in its financial statements will be in accordance with the pre-effective date lease accounting requirements (Topic 840).

The Company also elected the package of practical expedients permitted under the transition guidance of Topic 842, which were elected as a package and applied consistently to all leases. At the adoption date, the package of practical expedients permitted the Company not to reassess the following:

1.	whether any expired or existing contracts are or contain leases;

2.	the lease classification for any expired or existing leases; and

3.	initial direct costs for any existing leases.

In addition to electing the package of practical expedients, the Company made an accounting policy election to account for non-lease components separately from lease components. As a result, the non-lease components associated with the Company's leases are not included in the lease liabilities and right-of-use assets in the Company's consolidated balance at March 31, 2019.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Further, the Company made an accounting policy election not to record office property and equipment leases with an initial term of 12 months or less (short-term) in the Company's consolidated balance sheets. For the three months ended March 31, 2019, the Company recognized expense for short-term leases of $0.6 million in the Company's consolidated statements of operations. The adoption of this guidance did not impact the Company's retained earnings, results of operations, or liquidity.

Premium Amortization on Purchased Callable Debt Securities

Effective January 1, 2019, the Company adopted ASU 2017-08 "Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities" which shortens the amortization period for certain purchased callable debt securities held at a premium. The adoption of this guidance did not impact the Company's results of operations, financial condition or liquidity.

Changes to Disclosures on Fair Value Measurement

Effective January 1, 2019, the Company adopted ASU 2018-13 "Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement" which aims to improve the effectiveness of fair value measurement disclosures. The adoption of this guidance did not impact the Company's results of operations, financial condition or liquidity.

Recently Issued Accounting Standards Not Yet Adopted

Measurement of Credit Losses on Financial Instrument

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments" which replaces the "incurred loss" impairment methodology with an approach based on "expected losses" to estimate credit losses on certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance requires financial assets to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the cost of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses. The guidance also provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. This guidance is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for interim and annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of this guidance on its results of operations, financial condition and liquidity.

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

Insurance
The Company's insurance segment offers specialty insurance products to a variety of niche markets on a worldwide basis. The product lines in this segment are property, marine, terrorism, aviation, credit and political risk, professional lines, liability, accident and health, and discontinued lines - Novae.

Reinsurance
The Company's reinsurance segment provides treaty reinsurance to insurance companies on a worldwide basis. The product lines in this segment are catastrophe, property, professional lines, credit and surety, motor, liability, agriculture, engineering, marine and other, accident and health, and discontinued lines - Novae.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	SEGMENT INFORMATION (CONTINUED)

The following tables present the underwriting results of the Company's reportable segments, as well as the carrying values of allocated goodwill and intangible assets:

	2019			2018
Three months ended and at March 31,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$851,096	$1,732,130	$2,583,226	$880,848	$1,781,947	$2,662,795
Net premiums written	529,239	1,247,820	1,777,059	547,893	1,437,978	1,985,871
Net premiums earned	556,762	577,450	1,134,212	580,059	587,343	1,167,402
Other insurance related income	1,742	5,187	6,929	620	5,986	6,606
Net losses and loss expenses	(313,776)	(350,252)	(664,028)	(321,538)	(339,807)	(661,345)
Acquisition costs	(117,775)	(142,643)	(260,418)	(87,329)	(141,931)	(229,260)
General and administrative expenses	(106,034)	(32,839)	(138,873)	(102,370)	(37,296)	(139,666)
Underwriting income	$20,919	$56,903	77,822	$69,442	$74,295	143,737

Net investment income			107,303			100,999
Net investment gains (losses)			12,767			(14,830)
Corporate expenses			(36,218)			(30,171)
Foreign exchange losses			(7,056)			(37,860)
Interest expense and financing costs			(15,895)			(16,763)
Transaction and reorganization expenses			(14,820)			(13,054)
Amortization of value of business acquired			(13,104)			(57,110)
Amortization of intangible assets			(3,003)			(2,782)
Income before income taxes and interest in income of equity method investments			$107,796			$72,166

Net loss and loss expense ratio	56.4%	60.7%	58.5%	55.4%	57.9%	56.7%
Acquisition cost ratio	21.2%	24.7%	23.0%	15.1%	24.2%	19.6%
General and administrative expense ratio	19.0%	5.6%	15.4%	17.6%	6.3%	14.5%
Combined ratio	96.6%	91.0%	96.9%	88.1%	88.4%	90.8%

Total intangible assets	$363,376	$—	$363,376	$506,747	$—	$506,747

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS

a)     Fixed Maturities and Equity securities

Fixed maturities

The amortized cost and fair values of the Company's fixed maturities classified as available for sale were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Non-credit OTTI in AOCI(5)

At March 31, 2019
Fixed maturities
U.S. government and agency	$1,965,801	$12,365	$(4,512)	$1,973,654	$—
Non-U.S. government	488,056	6,448	(6,841)	487,663	—
Corporate debt	4,809,079	62,910	(33,724)	4,838,265	—
Agency RMBS(1)	1,708,610	14,430	(17,078)	1,705,962	—
CMBS(2)	1,040,474	13,491	(1,825)	1,052,140	—
Non-Agency RMBS	47,125	1,307	(1,021)	47,411	(819)
ABS(3)	1,619,648	2,710	(9,348)	1,613,010	—
Municipals(4)	155,414	1,481	(482)	156,413	—
Total fixed maturities	$11,834,207	$115,142	$(74,831)	$11,874,518	$(819)

At December 31, 2018
Fixed maturities
U.S. government and agency	$1,520,142	$4,232	$(8,677)	$1,515,697	$—
Non-U.S. government	507,550	1,586	(16,120)	493,016	—
Corporate debt	4,990,279	15,086	(128,444)	4,876,921	—
Agency RMBS(1)	1,666,684	6,508	(29,884)	1,643,308	—
CMBS(2)	1,103,507	2,818	(13,795)	1,092,530	—
Non-Agency RMBS	40,732	1,237	(1,282)	40,687	(857)
ABS(3)	1,651,350	1,493	(15,240)	1,637,603	—
Municipals(4)	136,068	914	(1,397)	135,585	—
Total fixed maturities	$11,616,312	$33,874	$(214,839)	$11,435,347	$(857)

(1)	Residential mortgage-backed securities ("RMBS") originated by U.S. government-sponsored agencies.

(2)	Commercial mortgage-backed securities ("CMBS").

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

Equity Securities

The cost and fair values of the Company's equity securities were as follows:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
At March 31, 2019
Equity securities
Common stocks	$693	$207	$(315)	$585
Exchange-traded funds	221,337	54,511	(4,240)	271,608
Bond mutual funds	154,463	—	(7,793)	146,670
Total equity securities	$376,493	$54,718	$(12,348)	$418,863

At December 31, 2018
Equity securities
Common stocks	$790	$112	$(375)	$527
Exchange-traded funds	213,420	33,498	(10,079)	236,839
Bond mutual funds	151,695	—	(7,428)	144,267
Total equity securities	$365,905	$33,610	$(17,882)	$381,633

In the normal course of investing activities, the Company actively manages allocations to non-controlling tranches of structured securities which are variable interests issued by Variable Interest Entities ("VIEs"). These structured securities include RMBS, CMBS and ABS. The Company also invests in limited partnerships including hedge funds, direct lending funds, private equity funds and real estate funds as well as CLO equity tranched securities, which are all variable interests issued by VIEs (refer to Note 3(c) 'Other Investments'). The Company does not have the power to direct the activities that are most significant to the economic performance of the VIEs therefore the Company is not the primary beneficiary of any of these VIEs. The maximum exposure to loss on these interests is limited to the amount of investment made by the Company. The Company has not provided financial or other support with respect to these structured securities other than the original investment.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

Contractual Maturities

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The contractual maturities of fixed maturities are shown below:

	Amortized cost	Fair value	% of Total fair value

At March 31, 2019
Maturity
Due in one year or less	$408,537	$407,667	3.4%
Due after one year through five years	4,952,184	4,978,429	41.9%
Due after five years through ten years	1,710,102	1,719,806	14.5%
Due after ten years	347,527	350,093	2.9%
	7,418,350	7,455,995	62.7%
Agency RMBS	1,708,610	1,705,962	14.4%
CMBS	1,040,474	1,052,140	8.9%
Non-Agency RMBS	47,125	47,411	0.4%
ABS	1,619,648	1,613,010	13.6%
Total	$11,834,207	$11,874,518	100.0%

At December 31, 2018
Maturity
Due in one year or less	$430,390	$426,142	3.7%
Due after one year through five years	4,751,064	4,691,263	41.0%
Due after five years through ten years	1,762,452	1,697,737	14.8%
Due after ten years	210,133	206,077	1.8%
	7,154,039	7,021,219	61.3%
Agency RMBS	1,666,684	1,643,308	14.4%
CMBS	1,103,507	1,092,530	9.6%
Non-Agency RMBS	40,732	40,687	0.4%
ABS	1,651,350	1,637,603	14.3%
Total	$11,616,312	$11,435,347	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

 Gross Unrealized Losses

The following table summarizes fixed maturities and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

At March 31, 2019(1)
Fixed maturities
U.S. government and agency	$371,995	$(4,194)	$220,718	$(318)	$592,713	$(4,512)
Non-U.S. government	95,715	(3,368)	136,310	(3,473)	232,025	(6,841)
Corporate debt	1,134,227	(20,122)	727,267	(13,602)	1,861,494	(33,724)
Agency RMBS	849,681	(16,949)	26,971	(129)	876,652	(17,078)
CMBS	244,188	(1,500)	85,473	(325)	329,661	(1,825)
Non-Agency RMBS	9,360	(905)	12,111	(116)	21,471	(1,021)
ABS	273,759	(2,757)	846,715	(6,591)	1,120,474	(9,348)
Municipals	42,745	(452)	15,779	(30)	58,524	(482)
Total fixed maturities	$3,021,670	$(50,247)	$2,071,344	$(24,584)	$5,093,014	$(74,831)

At December 31, 2018
Fixed maturities
U.S. government and agency	$374,030	$(7,659)	$424,439	$(1,018)	$798,469	$(8,677)
Non-U.S. government	44,339	(2,004)	303,376	(14,116)	347,715	(16,120)
Corporate debt	1,439,378	(58,915)	2,547,135	(69,529)	3,986,513	(128,444)
Agency RMBS	940,645	(29,255)	117,181	(629)	1,057,826	(29,884)
CMBS	455,582	(11,430)	353,802	(2,365)	809,384	(13,795)
Non-Agency RMBS	9,494	(1,170)	11,432	(112)	20,926	(1,282)
ABS	237,237	(2,755)	1,150,692	(12,485)	1,387,929	(15,240)
Municipals	68,814	(1,373)	9,894	(24)	78,708	(1,397)
Total fixed maturities	$3,569,519	$(114,561)	$4,917,951	$(100,278)	$8,487,470	$(214,839)

Fixed Maturities

At March 31, 2019, 2,521 fixed maturities (2018: 3,599) were in an unrealized loss position of $75 million (2018: $215 million), of which $15 million (2018: $49 million) was related to securities below investment grade or not rated.

At March 31, 2019, 1,553 fixed maturities (2018: 1,656) had been in a continuous unrealized loss position for twelve months or greater and had a fair value of $3,022 million (2018: $3,570 million). Following a credit impairment review, it was concluded that these securities as well as the remaining securities in an unrealized loss position were temporarily impaired at March 31, 2019, and were expected to recover in value as the securities approach maturity. At March 31, 2019, the Company did not intend to sell the securities in an unrealized loss position and it is more likely than not that the Company will not be required to sell these securities before the anticipated recovery of their amortized costs.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

b) Mortgage Loans

The following table provides details of the Company's mortgage loans held-for-investment:

	March 31, 2019		December 31, 2018
	Carrying value	% of Total	Carrying value	% of Total

Mortgage Loans held-for-investment:
Commercial	$313,421	100%	$298,650	100%
Total Mortgage Loans held-for-investment	$313,421	100%	$298,650	100%

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

The Company has a high quality mortgage loan portfolio with weighted average debt service coverage ratios in excess of 2.2x and weighted average loan-to-value ratios of less than 60%. At March 31, 2019, there are no credit losses or past due amounts associated with the commercial mortgage loans held by the Company.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

c) Other Investments

The following tables provide a summary of the Company's other investments, together with additional information relating to the liquidity of each category:

	Fair value		Redemption frequency (if currently eligible)	Redemption notice period

At March 31, 2019
Long/short equity funds	$29,324	4%	Annually	60 days
Multi-strategy funds	149,509	19%	Quarterly, Semi-annually	60-90 days
Event-driven funds	5,914	1%	n/a	n/a
Direct lending funds	272,752	34%	n/a	n/a
Private equity funds	61,526	8%	n/a	n/a
Real estate funds	111,169	14%	n/a	n/a
CLO-Equities	18,022	1%	n/a	n/a
Other privately held investments	47,685	6%	n/a	n/a
Overseas deposits	99,430	13%	n/a	n/a
Total other investments	$795,331	100%

At December 31, 2018
Long/short equity funds	$26,779	3%	Annually	60 days
Multi-strategy funds	153,883	20%	Quarterly, Semi-annually	60-95 days
Event-driven funds	13,936	2%	Annually	45 days
Direct lending funds	274,478	35%	n/a	n/a
Private equity funds	64,566	8%	n/a	n/a
Real estate funds	84,202	11%	n/a	n/a
CLO-Equities	21,271	2%	n/a	n/a
Other privately held investments	44,518	6%	n/a	n/a
Overseas deposits	104,154	13%	n/a	n/a
Total other investments	$787,787	100%

n/a - not applicable

The investment strategies for the above funds are as follows:

•	Long/short equity funds: Seek to achieve attractive returns primarily by executing an equity trading strategy involving long and short investments in publicly-traded equity securities.

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

Two common redemption restrictions which may impact the Company's ability to redeem hedge funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund's net assets which may otherwise hinder the general partner or investment manager's ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During the three months ended March 31, 2019 and 2018, neither of these restrictions impacted the Company's redemption requests. At March 31, 2019, $42 million (2018: $27 million), representing 23% (2018: 14%) of total hedge funds, relate to holdings where the Company is still within the lockup period. The expiration of these lockup periods range from October 2020 to March 2022.

At March 31, 2019, the Company had $200 million (2018: $210 million) of unfunded commitments as a limited partner in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from five to ten years and the General Partners of certain funds have the option to extend the term by up to three years.
At March 31, 2019, the Company had $53 million (2018: $84 million) of unfunded commitments as a limited partner in multi-strategy hedge funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until after the completion of the funds' investment term. These funds have investment terms ranging from two years to the dissolution of the underlying fund.
At March 31, 2019, the Company had $115 million (2018: $147 million) of unfunded commitments as a limited partner in funds which invest in real estate and real estate securities and businesses. These funds include an open-ended fund and funds with investment terms ranging from seven years to the dissolution of the underlying fund.

At March 31, 2019, the Company had $16 million (2018: $16 million) of unfunded commitments as a limited partner in a private equity fund. The life of the fund is subject to the dissolution of the underlying funds. The Company expects the overall holding period to be over ten years.

During 2015, the Company made a $50 million commitment as a limited partner of a bank revolver opportunity fund. The fund has an investment term of seven years and the General Partners have the option to extend the term by up to two years. At March 31, 2019, this commitment remains unfunded. It is not anticipated that the full amount of this fund will be drawn.

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

d) Equity Method Investments

During 2016, the Company paid $108 million including direct transaction costs to acquire 19% of the common equity of Harrington Reinsurance Holdings Limited ("Harrington"), the parent company of Harrington Re Ltd. ("Harrington Re"), an independent reinsurance company jointly sponsored by AXIS Capital and The Blackstone Group L.P. ("Blackstone"). Through long-term service agreements, AXIS Capital will serve as Harrington Re's reinsurance underwriting manager and Blackstone will serve as exclusive investment management service provider. As an investor, the Company expects to benefit from underwriting profit generated by Harrington Re and the income and capital appreciation Blackstone seeks to deliver through its investment management services. In addition, the Company has entered into an arrangement with Blackstone under which underwriting and investment related fees will be shared equally. Harrington is not a VIE that is required to be included in the Company's consolidated financial statements. The Company accounts for its ownership interest in Harrington under the equity method of accounting. The Company's proportionate share of the underlying equity in net assets resulted in a basis difference of $5 million which represents initial transactions costs.

e) Net Investment Income

Net investment income was derived from the following sources:

	Three months ended March 31,
	2019	2018

Fixed maturities	$91,382	$83,958
Other investments	6,895	13,704
Equity securities	2,328	1,758
Mortgage loans	3,063	3,125
Cash and cash equivalents	5,801	4,153
Short-term investments	3,894	875
Gross investment income	113,363	107,573
Investment expenses	(6,060)	(6,574)
Net investment income	$107,303	$100,999

f) Net Investment Gains (Losses)

The following table provides an analysis of net investment gains (losses):

	Three months ended March 31,
	2019	2018

Gross realized investment gains
Fixed maturities and short-term investments	$10,437	$31,628
Equity securities	1,445	17,557
Gross realized investment gains	11,882	49,185
Gross realized investment losses
Fixed maturities and short-term investments	(20,279)	(43,535)
Equity securities	(93)	(1,276)
Gross realized investment losses	(20,372)	(44,811)
Net OTTI recognized in net income	(4,036)	(414)
Change in fair value of investment derivatives(1)	(2,102)	2,023
Net unrealized gains (losses) on equity securities	27,395	(20,813)
Net investment gains (losses)	$12,767	$(14,830)

(1) Refer to Note 5 'Derivative Instruments'.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

The following table summarizes the OTTI recognized in net income by asset class:

	Three months ended March 31,
	2019	2018

Fixed maturities:
Non-U.S. government	$60	$—
Corporate debt	3,976	414
Total OTTI recognized in net income	$4,036	$414

The following table provides a roll forward of the credit losses ("credit loss table") before income taxes, for which a component of the OTTI charge was recognized in AOCI:

	Three months ended March 31,
	2019	2018

Balance at beginning of period	$510	$1,494
Credit impairments recognized on securities not previously impaired	—	—
Additional credit impairments recognized on securities previously impaired	—	—
Change in timing of future cash flows on securities previously impaired	—	—
Intent to sell of securities previously impaired	—	—
Securities sold/redeemed/matured	(38)	(10)
Balance at end of period	$472	$1,484

g) Reverse Repurchase Agreements

At March 31, 2019, the Company held $97 million (2018: $189 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents in the Company's consolidated balance sheets. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, the Company receives principal and interest income. The Company monitors the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction.

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

Equity Securities

Equity securities include common stocks, exchange-traded funds and bond mutual funds. As the fair values of common stocks and exchange-traded funds are based on unadjusted quoted market prices in active markets, the fair value of these securities are classified as Level 1. As bond mutual funds have daily liquidity, the fair values of these securities are classified as Level 2.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The tables below present the financial instruments measured at fair value on a recurring basis for the periods indicated:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At March 31, 2019
Assets
Fixed maturities
U.S. government and agency	$1,958,315	$15,339	$—	$—	$1,973,654
Non-U.S. government	—	487,663	—	—	487,663
Corporate debt	—	4,797,140	41,125	—	4,838,265
Agency RMBS	—	1,705,962	—	—	1,705,962
CMBS	—	1,040,995	11,145	—	1,052,140
Non-Agency RMBS	—	47,411	—	—	47,411
ABS	—	1,600,967	12,043	—	1,613,010
Municipals	—	156,413	—	—	156,413
	1,958,315	9,851,890	64,313	—	11,874,518
Equity securities
Common stocks	585	—	—	—	585
Exchange-traded funds	271,608	—	—	—	271,608
Bond mutual funds	—	146,670	—	—	146,670
	272,193	146,670	—	—	418,863
Other investments
Hedge funds (1)	—	—	—	184,747	184,747
Direct lending funds	—	—	—	272,752	272,752
Private equity funds	—	—	—	61,526	61,526
Real estate funds	—	—	—	111,169	111,169
Other privately held investments	—	—	47,685	—	47,685
CLO-Equities	—	—	18,022	—	18,022
Overseas deposits	—	99,430	—	—	99,430
	—	99,430	65,707	630,194	795,331
Short-term investments	—	41,853	—	—	41,853
Other assets
Derivative instruments (refer to Note 5)	—	3,468	—	—	3,468
Total Assets	$2,230,508	$10,143,311	$130,020	$630,194	$13,134,033
Liabilities
Derivative instruments (refer to Note 5)	$—	$3,604	$10,233	$—	$13,837
Cash settled awards (refer to Note 8)	—	7,878	—	—	7,878
Total Liabilities	$—	$11,482	$10,233	$—	$21,715

(1) Includes Long/short equity, Multi-strategy and Event-driven funds.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At December 31, 2018
Assets
Fixed maturities
U.S. government and agency	$1,480,466	$35,231	$—	$—	$1,515,697
Non-U.S. government	—	493,016	—	—	493,016
Corporate debt	—	4,827,909	49,012	—	4,876,921
Agency RMBS	—	1,643,308	—	—	1,643,308
CMBS	—	1,073,396	19,134	—	1,092,530
Non-Agency RMBS	—	40,687	—	—	40,687
ABS	—	1,619,070	18,533	—	1,637,603
Municipals	—	135,585	—	—	135,585
	1,480,466	9,868,202	86,679	—	11,435,347
Equity securities
Common stocks	527	—	—	—	527
Exchange-traded funds	236,839	—	—	—	236,839
Bond mutual funds	—	144,267	—	—	144,267
	237,366	144,267	—	—	381,633
Other investments
Hedge funds (1)	—	—	—	194,598	194,598
Direct lending funds	—	—	—	274,478	274,478
Private equity funds	—	—	—	64,566	64,566
Real estate funds	—	—	—	84,202	84,202
Other privately held investments	—	—	44,518	—	44,518
CLO-Equities	—	—	21,271	—	21,271
Overseas deposits	—	104,154	—	—	104,154
	—	104,154	65,789	617,844	787,787
Short-term investments	—	144,040	—	—	144,040
Other assets
Derivative instruments (refer to Note 5)	—	8,237	—	—	8,237
Total Assets	$1,717,832	$10,268,900	$152,468	$617,844	$12,757,044
Liabilities
Derivative instruments (refer to Note 5)	$—	$4,223	$10,299	$—	$14,522
Cash settled awards (refer to Note 8)	—	20,648	—	—	20,648
Total Liabilities	$—	$24,871	$10,299	$—	$35,170

(1) Includes Long/short equity, Multi-strategy and Event-driven funds.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The following table quantifies the significant unobservable inputs used in estimating fair values at March 31, 2019 of investments classified as Level 3 in the fair value hierarchy.

	Fair value	Valuation technique	Unobservable input	Range	Weighted average

Other investments - CLO-Equities	$18,022	Discounted cash flow	Default rates	3.0%	3.0%
			Loss severity rate	35.0%	35.0%
			Collateral spreads	3.0%	3.0%
			Estimated maturity dates	7 years	7 years

Other investments - Other privately held investments	$47,685	Discounted cash flow	Discount rate	3.0% - 8.0%	6.5%

Derivatives - Other underwriting-related derivatives	$(10,233)	Discounted cash flow	Discount rate	2.3%	2.3%

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The following tables present changes in Level 3 for financial instruments measured at fair value on a recurring basis for the periods indicated:

	Opening balance	Transfers into Level 3	Transfers out of Level 3	Included in net income(1)	Included in OCI (2)	Purchases	Sales	Settlements/ distributions	Closing balance	Change in unrealized investment gains/(losses) (3)

Three months ended March 31, 2019
Fixed maturities
Corporate debt	$49,012	$—	$—	$(696)	$624	$—	$(5,547)	$(2,268)	$41,125	$—
CMBS	19,134	—	(4,767)	—	143	—	—	(3,365)	11,145	—
ABS	18,533	—	(16,402)	—	162	9,750	—	—	12,043	—
	86,679	—	(21,169)	(696)	929	9,750	(5,547)	(5,633)	64,313	—
Other investments
Other privately held investments	44,518	—	—	667	—	2,500	—	—	47,685	667
CLO - Equities	21,271	—	—	415	—	—	—	(3,664)	18,022	415
	65,789	—	—	1,082	—	2,500	—	(3,664)	65,707	1,082
Other assets
Insurance-linked securities	—	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—	—
Total assets	$152,468	$—	$(21,169)	$386	$929	$12,250	$(5,547)	$(9,297)	$130,020	$1,082

Other liabilities
Derivative instruments	$10,299	$—	$—	$(66)	$—	$—	$—	$—	$10,233	$(66)
Total liabilities	$10,299	$—	$—	$(66)	$—	$—	$—	$—	$10,233	$(66)

	Opening balance	Transfers into Level 3	Transfers out of Level 3	Included in net income(1)	Included in OCI (2)	Purchases	Sales	Settlements/ distributions	Closing balance	Change in unrealized investment gains/(losses) (3)

Three months ended March 31, 2018
Fixed maturities
Corporate debt	$52,897	$—	$(4,279)	$(118)	$1,403	$—	$(2,536)	$(3,896)	$43,471	$—
CMBS	—	—	—	—	—	—	—	—	—	—
ABS	—	—	—	—	—	—	—	—	—	—
	52,897	—	(4,279)	(118)	1,403	—	(2,536)	(3,896)	43,471	—
Other investments
Other privately held investments	46,430	—	—	746	—	3,111	(1,500)	—	48,787	746
CLO - Equities	31,413	—	—	1,616	—	—	—	(4,473)	28,556	1,616
	77,843	—	—	2,362	—	3,111	(1,500)	(4,473)	77,343	2,362
Other assets
Insurance-linked securities	25,090	—	—	(90)	—	—	—	—	25,000	(90)
	25,090	—	—	(90)	—	—	—	—	25,000	(90)
Total assets	$155,830	$—	$(4,279)	$2,154	$1,403	$3,111	$(4,036)	$(8,369)	$145,814	$2,272

Other liabilities
Derivative instruments	$11,510	$—	$—	$(568)	$—	$—	$—	$—	$10,942	$(568)
Total liabilities	$11,510	$—	$—	$(568)	$—	$—	$—	$—	$10,942	$(568)

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

Transfers into Level 3 from Level 2

There were no transfers into Level 3 from Level 2 made during the three months ended March 31, 2019 and 2018.

Transfers out of Level 3 into Level 2

The transfers out of Level 3 into Level 2 made during the three months ended March 31, 2019 and 2018 were primarily due to the availability of observable market inputs and multiple quotes from pricing vendors for certain fixed maturities.

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

For direct lending funds, private equity funds, real estate funds and two of the Company's hedge funds, valuation statements are typically released on a reporting lag therefore the Company estimates the fair value of these funds by starting with the most recent fund valuations and adjusting for capital calls, redemptions, drawdowns and distributions. Return estimates are not available from the relevant fund managers for these funds therefore the Company typically has a reporting lag in its fair value measurements of these funds. For the three months ended March 31, 2019, funds reported on a lag represented 62% (2018: 61%) of the Company's total other investments balance.

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

At March 31, 2019, the carrying values of cash and cash equivalents including restricted amounts, accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated their fair values due to their respective short maturities. As these financial instruments are not actively traded, their fair values are classified as Level 2.

At March 31, 2019, the carrying value of mortgage loans held-for-investment approximated their fair value. The fair values of mortgage loans are primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk, or are determined from pricing for similar loans. As mortgage loans are not actively traded their fair values are classified as Level 3.

At March 31, 2019, senior notes are recorded at amortized cost with a carrying value of $1,342 million (2018: $1,342 million) and a fair value of $1,360 million (2018: $1,334 million). The fair values of these senior notes are based on prices obtained from a third party pricing service and are determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As the yields for the risk-free yield curve and the spreads are observable market inputs, the fair values of senior notes are classified as Level 2.

5.	DERIVATIVE INSTRUMENTS

The balance sheet classifications of derivatives recorded at fair value are shown in the following table.

	March 31, 2019			December 31, 2018
	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)

Relating to investment portfolio:
Foreign exchange forward contracts	$172,306	$818	$284	$79,336	$262	$531
Interest rate swaps	85,000	984	—	150,000	—	1,116
Relating to underwriting portfolio:
Foreign exchange forward contracts	543,174	1,666	3,320	737,419	7,975	2,576
Other underwriting-related contracts	85,000	—	10,233	85,000	—	10,299
Total derivatives		$3,468	$13,837		$8,237	$14,522

(1)	Asset and liability derivatives are classified within other assets and other liabilities in the consolidated balance sheets.

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

	March 31, 2019			December 31, 2018
	Gross amounts	Gross amounts offset	Net amounts(1)	Gross amounts	Gross amounts offset	Net amounts(1)

Derivative assets	$6,115	$(2,647)	$3,468	$11,967	$(3,730)	$8,237
Derivative liabilities	$16,484	$(2,647)	$13,837	$18,252	$(3,730)	$14,522

(1)	Net asset and liability derivatives are classified within other assets and other liabilities in the consolidated balance sheets.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	DERIVATIVE INSTRUMENTS (CONTINUED)

The total unrealized and realized gains (losses) recognized in net income for derivatives not designated as hedges are shown in the following table:

	Location of gain (loss) recognized in net income	Three months ended March 31,
		2019	2018

Relating to investment portfolio:
Foreign exchange forward contracts	Net investment gains (losses)	$752	$(1,191)
Interest rate swaps	Net investment gains (losses)	(2,854)	3,214
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange gains (losses)	(10,517)	7,768
Other underwriting-related contracts	Other insurance related income (losses)	347	901
Total		$(12,272)	$10,692

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES

Reserve Roll-Forward

The following table presents a reconciliation of the Company's beginning and ending gross reserve for losses and loss expenses and net reserve for unpaid losses and loss expenses for the periods indicated:

	Three months ended March 31,
	2019	2018

Gross reserve for losses and loss expenses, beginning of period	$12,280,769	$12,997,553
Less reinsurance recoverable on unpaid losses, beginning of period	(3,501,669)	(3,159,514)
Net reserve for unpaid losses and loss expenses, beginning of period	8,779,100	9,838,039

Net incurred losses and loss expenses related to:
Current year	678,700	715,652
Prior years	(14,672)	(54,307)
	664,028	661,345
Net paid losses and loss expenses related to:
Current year	(37,600)	(48,814)
Prior years	(691,558)	(675,393)
	(729,158)	(724,207)

Foreign exchange and other	6,460	(726,781)

Net reserve for unpaid losses and loss expenses, end of period	8,720,430	9,048,396
Reinsurance recoverable on unpaid losses, end of period	3,555,341	2,986,247
Gross reserve for losses and loss expenses, end of period	$12,275,771	$12,034,643

The Company writes business with loss experience generally characterized as low frequency and high severity in nature, which can result in volatility in its financial results. During the three months ended March 31, 2019, the Company recognized net losses and loss expenses of $11 million (2018: $35 million) attributable to catastrophe and weather-related events.

On January 1, 2018, AXIS Managing Agency Limited, the managing agent of Syndicate 2007 entered into an agreement for the RITC of the 2015 and prior years of account of Syndicate 2007. This agreement was accounted for as a novation reinsurance contract. At March 31, 2018, foreign exchange and other included a reduction in reserves for losses and loss expenses of $819 million related to this transaction.

Prior Year Development

The Company's net favorable prior year reserve development arises from changes to loss and loss expense estimates related to loss events that occurred in previous calendar years. The following table presents net prior year reserve development by segment:

	Three months ended March 31,
	2019	2018

Insurance	$6,913	$22,775
Reinsurance	7,759	31,532
Total	$14,672	$54,307

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

The following tables map the Company's line of business to reserve classes and the expected claim tails:

Insurance segment
Reserve class and tail

	Property and other	Marine	Aviation	Credit and political risk	Professional lines	Liability

	Short	Short	Short/Medium	Medium	Medium	Long

Reported lines of business
Property	X
Marine		X
Terrorism	X
Aviation			X
Credit and political risk				X
Professional lines					X
Liability						X
Accident and health	X
Discontinued lines - Novae	X				X	X

Reinsurance segment
Reserve class and tail

	Property and other	Credit and surety	Professional lines	Motor	Liability

	Short	Medium	Medium	Long	Long

Reported lines of business
Catastrophe	X
Property	X
Credit and surety		X
Professional lines			X
Motor				X
Liability					X
Engineering	X
Agriculture	X
Marine and other	X
Accident and health	X
Discontinued lines - Novae	X			X	X

Short-tail business

Short-tail business includes the underlying exposures in property and other, marine and aviation reserve classes within the insurance segment, and the property and other reserve class within the reinsurance segment.

For the three months ended March 31, 2019, these reserve classes recognized net adverse prior year reserve development of $33 million including $22 million of net adverse prior year reserve development recognized by the insurance property and other reserve class and $29 million of net adverse prior year reserve development recognized by the reinsurance property and other reserve class, partially offset by net favorable prior year development of $16 million contributed by the insurance marine class.

For the three months ended March 31, 2018, these reserve classes contributed net favorable prior year reserve development of $37 million reflecting the recognition of better than expected loss emergence.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Medium-tail business

Medium-tail business consists primarily of insurance and reinsurance professional lines reserve classes, credit and political risk insurance reserve class and credit and surety reinsurance reserve class.

For the three months ended March 31, 2019, the credit and surety reinsurance reserve class recorded net favorable prior year reserve development of $10 million (2018: $6 million) reflecting the recognition of better than expected loss emergence.

For the three months ended March 31, 2019, the insurance professional lines reserve class recognized net favorable prior year development of $6 million (2018: $4 million). For the three months ended March 31, 2018, the reinsurance professional lines reserve class recognized net favorable prior year reserve development of $9 million. The net favorable prior year loss development on these reserve classes continued to reflect generally favorable experience on older accident years as the Company continued to transition to more experienced based methods.

Long-tail business

Long-tail business consists primarily of insurance and reinsurance liability reserve classes and reinsurance motor reserve classes.

For the three months ended March 31, 2019, the reinsurance liability reserve class contributed net favorable prior year reserve development of $12 million (2018: $2 million). For the three months ended March 31, 2019, the net favorable prior year reserve development was due to increased weight given by management to experience based indications on older accident years.

For the three months ended March 31, 2018, the insurance liability reserve class recorded net adverse prior year development of $7 million primarily related to reserve strengthening within the Company's U.S. excess casualty book of business reflecting slightly higher than expected prior year emerging loss experience.

For the three months ended March 31, 2019, the motor reinsurance reserve class contributed net favorable prior year reserve development of $12 million (2018: $3 million). For the three months ended March 31, 2019, the net favorable prior year reserve development was primarily attributable to non proportional treaty business on older accident years.

At March 31, 2019, net reserves for losses and loss expenses included estimated amounts for numerous catastrophe events. The magnitude and/or complexity of losses arising from these events, in particular California Wildfires, Hurricanes Michael and Florence, and Typhoons Jebi and Trami which occurred in 2018 as well as Hurricanes Harvey, Irma and Maria, the two earthquakes in Mexico and the California Wildfires which occurred in 2017 inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at the estimated net reserves for losses and loss expenses. As a result, actual losses for these events may ultimately differ materially from the Company's current estimates.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	EARNINGS PER COMMON SHARE

The following table presents a comparison of earnings per common share and earnings per diluted common share:

	Three months ended March 31,
	2019	2018

Earnings per common share
Net income	$108,781	$73,202
Less: Preferred share dividends	10,656	10,656
Net income available to common shareholders	98,125	62,546
Weighted average common shares outstanding	83,725	83,322
Earnings per common share	$1.17	$0.75

Earnings per diluted common share
Net income available to common shareholders	$98,125	$62,546

Weighted average common shares outstanding	83,725	83,322
Share-based compensation plans	547	399
Weighted average diluted common shares outstanding	84,272	83,721

Earnings per diluted common share	$1.16	$0.75

Weighted average anti-dilutive shares excluded from the dilutive computation	601	810

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	SHARE-BASED COMPENSATION

For the three months ended March 31, 2019, the Company incurred share-based compensation costs of $15 million (2018: $16 million) related to share-settled restricted stock units and cash-settled restricted stock units. In addition, the Company recorded associated tax benefits of $2 million (2018: $2 million).

During the three months ended March 31, 2019, the fair value of share-settled restricted stock units and cash-settled restricted stock units that vested was $48 million (2018: $42 million). At March 31, 2019 there was $121 million of unrecognized share-based compensation costs (2018: $137 million) which are expected to be recognized over the weighted average period of 2.9 years (2018 3.0 years).

Share-Settled Awards

The following table provides an activity summary of the Company's share-settled restricted stock units for the three months ended March 31, 2019:

	Share-Settled Performance Vesting Restricted Stock Units		Share-Settled Service Based Restricted Stock Units
	Number of restricted stock units	Weighted average grant date fair value(1)	Number of restricted stock units	Weighted average grant date fair value(1)

Nonvested restricted stock units - beginning of period	232	$54.54	1,411	$54.12
Granted	127	54.70	508	54.67
Vested	(61)	53.82	(445)	54.04
Forfeited	—	—	(74)	54.84
Nonvested restricted stock units - end of period	298	$54.76	1,400	$54.31

(1) Fair value is based on the closing price of the Company's common shares on the grant date.

Cash-Settled awards

The following table provides an activity summary of the Company's cash-settled restricted stock units for the three months ended March 31, 2019:

	Cash-Settled Performance Vesting Restricted Stock Units	Cash-Settled Service Based Restricted Stock Units
	Number of restricted stock units	Number of restricted stock units

Nonvested restricted stock units - beginning of period	27	932
Granted	—	349
Vested	(12)	(320)
Forfeited	—	(35)
Nonvested restricted stock units - end of period	15	926

At March 31, 2019, the liability for cash-settled restricted stock units, included in other liabilities in the consolidated balance sheet, was $8 million (2018: $9 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.    SHAREHOLDERS' EQUITY

The following table presents changes in common shares issued and outstanding:

	Three months ended March 31,
	2019	2018

Shares issued, balance at beginning of period	176,580	176,580
Shares issued	—	—
Total shares issued at end of period	176,580	176,580

Treasury shares, balance at beginning of period	(92,994)	(93,419)
Shares repurchased	(157)	(149)
Shares reissued	505	506
Total treasury shares at end of period	(92,646)	(93,062)

Total shares outstanding	83,934	83,518

In the three months ended March 31, 2019, the total cash dividends declared per common share were $0.40 (2018: $0.39). In the three months ended March 31, 2019, the total dividends declared on Series D preferred shares were $0.34375 per share, payable in June 2019 (2018: $0.34375, paid in June 2018). In the three months ended March 31, 2019, the total dividends declared on Series E preferred shares were $34.375 per share, paid in April 2019 (2018: $34.375, paid in April 2018).

Treasury Shares

The following table presents common share repurchased from shares held in Treasury:

	Three months ended March 31,
	2019	2018

In the open market:
Total shares	—	—
Total cost	$—	$—
Average price per share(1)	$—	$—

From employees:(2)
Total shares	157	149
Total cost	$9,003	$7,163
Average price per share(1)	$57.17	$48.08

Total shares repurchased:
Total shares	157	149
Total cost	$9,003	$7,163
Average price per share(1)	$57.17	$48.08

(1) Calculated using whole numbers.

(2)	Shares are repurchased from employees to satisfy withholding tax liabilities related to the vesting of share-settled restricted stock units.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	DEBT AND FINANCING ARRANGEMENTS

On March 28, 2019, certain of AXIS Capital’s operating subsidiaries (the "Participating Subsidiaries") amended their existing $250 million secured letter of credit facility with Citibank Europe plc (the "$250 Million Facility") under their aggregate $750 million secured letter of credit facility with Citibank Europe plc (the "$750 Million Facility") to extend the expiration date to March 31, 2020.

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

The Company is not party to any material legal proceedings arising outside the ordinary course of business.

Investments

Refer to Note 3 - 'Investments' for information on the Company's unfunded investment commitments related to the Company's other investment portfolio.

12.	LEASES

In the ordinary course of business, the Company renews and enters into new leases for office property and equipment, which expire at various dates.

At the lease inception date, the Company assesses whether a contract is or contains a lease. At the commencement date, the Company determines the classification of each separate lease component as either a finance lease or an operating lease. The Company's leases are all currently classified as operating leases. For operating leases that have a lease term of more than 12 months, the Company recognizes a lease liability and a right-of-use asset in the Company's consolidated balance sheets at the present value of the lease payments at the lease commencement date.

At the commencement date, the Company determines lease terms by assuming the exercise of those renewal options that are deemed to be reasonably certain. The exercise of lease renewal options is at the sole discretion of the Company.

As the lease contracts generally do not provide an implicit discount rate, the Company uses its incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments. The incremental borrowing rate is based on a borrowing with a term that is similar to the term of the associated lease. The Company has made an accounting policy election not to include renewal, termination, or purchase options that are not reasonably certain of exercise when determining the term of the borrowing.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the commencement date. For the three months ended March 31, 2019, the total lease expense was $7 million.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.	LEASES (CONTINUED)

The following table summarizes the amounts related to the Company’s total lease expense and the cash flows arising from lease transactions.

Three months ended
March 31, 2019

Lease cost:
Operating lease expense	$6,930
Short-term lease expense(1)	646
Sublease income(2)	(542)
Total lease expense	$7,034

Other information:
Operating cash outflows from operating leases	$6,536
Right-of-use assets obtained in exchange for new operating lease liabilities	$—
Weighted-average remaining lease term - operating leases(3)	8.8 years
Weighted-average discount rate - operating lease(4)	4.7%
(1) Short-term lease expense is recognized on a straight-line basis over the lease term.
(2) Sublease income largely relates to office property in London, England.
(3) Weighted-average remaining lease term was calculated on the basis of the remaining lease term and the lease liability balance for each lease at the reporting date.
(4) Weighted-average discount was calculated on the basis of the discount rate for the lease that was used to calculate the lease liability balance for each lease at the reporting date and the remaining balance of the lease payments for each lease at the reporting date.

At March 31, 2019, the scheduled maturity of the Company's operating lease liabilities are expected to be as follows:

Expected
Cash Flows

Remainder of 2019	$19,818
2020	22,545
2021	22,451
2022	23,165
2023	19,042
Later years	72,536
Discount	(35,259)
Total discounted operating lease liabilities	$144,298

The Company's lease for its current office property in Alpharetta, Georgia, expires on December 31, 2019. As a result, the Company executed a 15 year lease for a new office property in Alpharetta, Georgia. The Company is not involved in the construction or design of this office property and will not move into this property until January 1, 2020, the commencement date of the lease. Given that the commencement date is after the balance sheet date, the Company has not reflected this lease in the maturity table above or in the Company's consolidated balance sheets at March 31, 2019. The total contractual lease costs over the 15 year lease is $40 million.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.	LEASES (CONTINUED)

At December 31, 2018, the Company's future minimum lease payments were expected to be as follows:

Year ended December 31,

2019	$28,240
2020	25,331
2021	27,025
2022	28,012
2023	23,801
Later years	118,497
Total future minimum lease payments	$250,906

For the three months ended March 31, 2018, the total lease expense was $7 million.

13.	TRANSACTION AND REORGANIZATION EXPENSES

During the three months ended March 31, 2019, the Company recognized transaction and reorganization expenses of $15 million
(2018: $13 million) related to its transformation program which was launched in 2017. This program encompasses the integration of
Novae which commenced in the fourth quarter of 2017, the realignment of the Company's accident and health business, together with other initiatives designed to increase efficiency and enhance profitability while delivering a customer-centric operating model.

14.	OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the tax effects allocated to each component of other comprehensive income (loss):

	2019			2018
	Before tax amount	Tax (expense) benefit	Net of tax amount	Before tax amount	Tax (expense) benefit	Net of Tax Amount

Three months ended March 31,
Available for sale investments:
Unrealized investment gains (losses) arising during the period	$206,806	$(16,633)	$190,173	$(105,675)	$(6,516)	$(112,191)
Adjustment for reclassification of net realized investment (gains) losses and OTTI losses recognized in net income	13,874	(504)	13,370	(4,112)	4,897	785
Unrealized investment gains (losses) arising during the period, net of reclassification adjustment	220,680	(17,137)	203,543	(109,787)	(1,619)	(111,406)
Non-credit portion of OTTI losses	—	—	—	—	—	—
Foreign currency translation adjustment	2,662	—	2,662	1,270	—	1,270
Total other comprehensive income (loss), net of tax	$223,342	$(17,137)	$206,205	$(108,517)	$(1,619)	$(110,136)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.     OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)

The following table presents reclassifications from accumulated other comprehensive income ("AOCI") to net income available to common shareholders:

		Amount reclassified from AOCI(1)
Details about AOCI Components	Consolidated statement of operations line item that includes reclassification	Three months ended March 31,
		2019	2018

Unrealized investment gains (losses) on available for sale investments
	Other realized investment gains (losses)	$(9,838)	$4,526
	OTTI losses	(4,036)	(414)
	Total before tax	(13,874)	4,112
	Income tax (expense) benefit	504	(4,897)
	Net of tax	$(13,370)	$(785)

(1)	Amounts in parentheses are debits to net income (loss) available (attributable) to common shareholders.

15.    SUBSEQUENT EVENTS

On April 1, 2019, AXIS Specialty Finance PLC, a 100% owned finance subsidiary, repaid $250 million aggregate principal amount of 2.65% Senior Notes.

On April 3, 2019, AXIS Capital and AXIS Specialty Finance PLC ("AXIS Finance") entered into a first supplemental indenture (the "First Supplemental Indenture") among AXIS Finance, as issuer, AXIS Capital, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (the "Trustee"), to the senior indenture dated March 13, 2014 (the "Indenture") relating to $250 million aggregate principal amount of 5.15% Senior Notes due 2045 (the "5.15% Senior Notes") issued by AXIS Finance and fully and unconditionally guaranteed by AXIS Capital.

The changes described below were made to permit the 5.15% Senior Notes to qualify as Tier 3 ancillary capital under eligible capital requirements of the Bermuda Monetary Authority. Because this amendment does not materially adversely affect the interests of the holders of the 5.15% Senior Notes, the First Supplemental Indenture was entered into without consent of any holders of the 5.15% Senior Notes. The First Supplemental Indenture relates to the 5.15% Senior Notes only and does not affect any other series of securities issued under the Indenture.

Under the terms of the senior indenture, the 5.15% Senior Notes are redeemable at any time at the option of AXIS Finance at a redemption price equal to a make-whole premium or, in the event that, as a result of certain tax law changes, AXIS Finance or AXIS Capital becomes obligated to pay additional amounts with respect to the 5.15% Senior Notes, at par, plus in each case, accrued and unpaid interest. The First Supplemental Indenture limits this optional redemption right to provide that the 5.15% Senior Notes are not redeemable at the option of AXIS Finance on or before March 13, 2017, except in the limited circumstances set forth in the First Supplemental Indenture and prior to maturity unless certain conditions are satisfied.

The First Supplemental Indenture also clarifies, for the avoidance of doubt, that the 5.15% Senior Notes are free of encumbrances and that neither the Indenture nor the 5.15% Senior Notes contain any terms or conditions designed to accelerate or induce AXIS Capital or any of its subsidiary’s insolvency or effect similar proceedings.

The holders of the 5.15% Senior Notes should note that the 5.15% Senior Notes do not in any way give rise to any rights of set-off against any claims and obligations of AXIS Capital, AXIS Finance or any of AXIS Capital’s regulated operating subsidiaries to any holder or creditor.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2019 and 2018 and our financial condition March 31, 2019 and December 31, 2018. This should be read in conjunction with Item 1 'Consolidated Financial Statements and the accompanying notes' of this report and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018. Tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

FIRST QUARTER 2019 FINANCIAL HIGHLIGHTS

First Quarter 2019 Consolidated Results of Operations

•	Net income available to common shareholders of $98 million, or $1.17 per common share and $1.16 per diluted common share

•	Operating income(1) of $105 million, or $1.24 per diluted common share(1)

•	Gross premiums written of $2.6 billion

•	Net premiums written of $1.8 billion

•	Net premiums earned of $1.1 billion

•
Estimated pre-tax catastrophe and weather-related losses of $11 million (insurance: $8 million and reinsurance: $3 million), or 0.9 points on current accident year loss ratio related to weather-related events

•	Net favorable prior year reserve development of $15 million

•	Underwriting income(2) of $78 million and combined ratio of 96.9%

•	Net investment income of $107 million

•	Net investment gains of $13 million

•	Amortization of value of business acquired ("VOBA") of $13 million

•	Transaction and reorganization expenses of $15 million

•	Foreign exchange losses of $7 million

First Quarter 2019 Consolidated Financial Condition

•	Total cash and investments of $15.2 billion; fixed maturities, cash and short-term securities comprise 89% of total cash and investments and have an average credit rating of AA-

•	Total assets of $25.6 billion

•	Reserve for losses and loss expenses of $12.3 billion and reinsurance recoverable on unpaid and paid losses of $3.9 billion

•	Total debt of $1.3 billion and debt to total capital ratio of 20.2%

•	Total common shares repurchased from employees to satisfy withholding tax liabilities related to the vesting of share-settled restricted stock units were 0.2 million for $9 million

•	Common shareholders’ equity of $4.5 billion; book value per diluted common share of $52.84

(1)
Operating income (loss) and operating income (loss) per diluted common share are non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. The reconciliations of non-GAAP measures to the most comparable GAAP financial measures, net income (loss) available (attributable) to common shareholders and earnings per diluted common share, respectively, are provided in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.

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
We provide our clients and distribution partners with a broad range of risk transfer products and services and meaningful capacity, backed by significant financial strength. We manage our portfolio holistically, aiming to construct the optimum consolidated portfolio of risks, consistent with our risk appetite and development of our franchise. We nurture an ethical, entrepreneurial and disciplined culture that promotes outstanding client service, intelligent risk taking and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a global leader in specialty risks. Our execution on this strategy for the first three months of 2019 included the following:

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

Outlook

We are committed to leadership in specialty insurance risk and global reinsurance, areas where we have depth of talent and expertise and have earned a strong reputation for client service and intelligent risk-taking. As a mid-sized player that is both sophisticated and agile, we believe we are well-positioned to succeed in the rapidly evolving insurance and reinsurance marketplace. Through our hybrid strategy, we have developed substantial platforms in insurance and reinsurance, providing us with both balance and diversification. We believe our market positioning, underwriting expertise, best-in-class claims management capabilities, and strong relationships with our distributors and clients will provide opportunities for increased profitability in 2019 and beyond, with variances among our lines driven by our tactical response to market conditions.

Rates across most insurance lines generally continued to improve into 2019, with U.S. excess and primary casualty, catastrophe exposed property insurance lines, and U.K. directors & officers liability and professional liability experiencing the most upward rate momentum. While the insurance market remains competitive with capacity and capital willing to support business with a broad range of return hurdles in certain pockets, there has been more consistent signs of hardening rates. We expect many specialty segments will experience further pricing improvements as carriers assess pricing, portfolio construction and account preferences through the course of the year. In this competitive market environment with mixed market conditions, we are focusing on lines of business and market segments that are adequately priced, and we are trading off growth for profitability in other areas. In addition, our acquisition of Novae increases our leadership and relevance in the London marketplace, and we expect to be well-positioned to capitalize on new opportunities and benefit from improved market conditions emerging through the international specialty insurance market, including Lloyd's.

The reinsurance market is also experiencing increased momentum in rates due to adjustments to both supply and demand. Given the above average market losses in the last couple of years; we continue to emphasize underwriting discipline to actively manage our portfolio profitability. In parallel, we also see opportunities to support clients in a world of changing exposures, regulation and reinsurance panels. We believe that there is a real opportunity to achieve more relevance by focusing on our clients to produce new streams of income in the future while still defending the quality of our existing portfolio. We are also focused on managing the volatility and capital efficiency of our portfolio by further expanding our already strong group of strategic capital partners. Taken together, we balance short term needs and long term priorities, with the ultimate goal of adding value to our clients, communities and shareholders.

Non-GAAP Financial Measures

We present our results of operations in the way we believe will be most meaningful and useful to investors, analysts, rating agencies and others who use our financial information to evaluate our performance. Some of the measurements we use are considered non-GAAP financial measures under SEC rules and regulations. In this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), we present underwriting-related general and administrative expenses, consolidated underwriting income (loss), operating income (loss) (in total and on a per share basis), annualized operating return on average common equity ("operating ROACE"), amounts presented on a constant currency basis, pre-tax total return on cash and investments excluding foreign exchange movements, ex-PGAAP operating income (loss) (in total and on a per share basis) and annualized ex-PGAAP operating ROACE which are non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. We believe that these non-GAAP financial measures, which may be defined and calculated differently by other companies, better explain and enhance the understanding of our results of operations. However, these measures should not be viewed as a substitute for those determined in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

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

Corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As these costs are not incremental and/or directly attributable to our individual underwriting operations, these costs are excluded from underwriting-related general and administrative expenses and, therefore, consolidated underwriting income (loss). General and administrative expenses, the most comparable GAAP financial measure to underwriting-related general and administrative expenses, also includes corporate expenses.

The reconciliation of underwriting-related general and administrative expenses to general and administrative expenses, the most comparable GAAP financial measure, is presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.

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

Operating Income (Loss)

Operating income (loss) represents after-tax operational results exclusive of net investment gains (losses), foreign exchange losses (gains), transaction and reorganization expenses, and interest in income (loss) of equity method investments.

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

Foreign exchange losses (gains) in our consolidated statements of operations primarily relate to the impact of foreign exchange rate movements on net insurance related-liabilities. However, this movement is only one element of the overall impact of foreign exchange rate fluctuations on our financial position. We recognize unrealized foreign exchange losses (gains) on our available-for-sale investments in other comprehensive income (loss) and foreign exchange losses (gains) realized upon the sale of these investments in net investments gains (losses). In addition, we recognize unrealized foreign exchange losses (gains) on our equity securities and foreign exchange losses (gains) realized upon the sale of these investment in net investment gains (losses).These unrealized and realized foreign exchange losses (gains) generally offset a large portion of the foreign exchange losses (gains) reported separately in net income (loss) available (attributable) to common shareholders, thereby minimizing the impact of foreign exchange rate movements on total shareholders' equity. As such, foreign exchange losses (gains) in our consolidated statements of operations in isolation are not a fair representation of the performance of our business.

Transaction and reorganization expenses are primarily driven by business decisions, the nature and timing of which are not related to the underwriting process, therefore, these expenses are excluded from operating income (loss).

Interest in income (loss) of equity method investments is primarily driven by business decisions, the nature and timing of which are not related to the underwriting process, therefore, this income (loss) is excluded from operating income (loss).

Certain users of our financial statements evaluate performance exclusive of after-tax net investment gains (losses), foreign exchange losses (gains), transaction and reorganization expenses, and interest in income (loss) of equity method investments to understand the profitability of recurring sources of income.

We believe that showing net income (loss) available (attributable) to common shareholders exclusive of after-tax net investment gains (losses), foreign exchange losses (gains), transaction and reorganization expenses, and interest in income (loss) of equity method investments reflects the underlying fundamentals of our business. In addition, we believe that this presentation enables investors and other users of our financial information to analyze performance in a manner similar to how our management analyzes the underlying business performance. We also believe this measure follows industry practice and, therefore, facilitates comparison of our performance with our peer group. We believe that equity analysts and certain rating agencies that follow us, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons. The reconciliation of operating income (loss) to net income (loss) available (attributable) to common shareholders, the most comparable GAAP financial measure, is presented in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.

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

We also present ex-PGAAP operating income (loss) per diluted common share and annualized ex-PGAAP operating ROACE, which are derived from the ex-PGAAP operating income (loss) measure and are reconciled to the most comparable GAAP financial measures, earnings per diluted common share and annualized ROACE, respectively, are also presented in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.

We believe the presentation of ex-PGAAP operating income (loss), ex-PGAAP operating income (loss) per diluted common share and annualized ex-PGAAP operating ROACE enables investors and other users of our financial information to better analyze the performance of our business.

Acquisition of Novae

On October 2, 2017, we acquired Novae. We identified VOBA which represents the present value of the expected underwriting profit within policies that were in-force at the closing date of the transaction. In addition, the allocation of the acquisition price to the assets acquired and liabilities assumed of Novae based on estimated fair values at the acquisition date, resulted in the write-off of the deferred acquisition cost asset on Novae's balance sheet at the acquisition date as the value of policies in-force on that date are considered within VOBA. Consequently, underwriting income (loss) in the three months ended March 31, 2019 and 2018 included the recognition of premium attributable to Novae's balance sheet at the acquisition date without the recognition of the associated acquisition costs.

Results of Operations

	Three months ended March 31,
	2019		% Change	2018

Underwriting revenues:
Net premiums earned	$1,134,212		(3%)	$1,167,402
Other insurance related income	6,929		5%	6,606
Underwriting expenses:
Net losses and loss expenses	(664,028)		—%	(661,345)
Acquisition costs	(260,418)		14%	(229,260)
Underwriting general and administrative expenses(1)	(138,873)		(1%)	(139,666)
Underwriting Income	$77,822			$143,737

Net investment income	107,303		6%	100,999
Net investment gains (losses)	12,767		nm	(14,830)
Corporate expenses(1)	(36,218)		20%	(30,171)
Other expenses, net	(22,951)		(58%)	(54,623)
Transaction and reorganization expenses	(14,820)		14%	(13,054)
Amortization of value of business acquired	(13,104)		(77%)	(57,110)
Amortization of intangible assets	(3,003)	—	8%	(2,782)
Income before income taxes and interest in income of equity method investments	107,796			72,166
Income tax (expense) benefit	(1,234)		nm	1,036
Interest in income of equity method investments	2,219		nm	—
Net income	$108,781			$73,202
Preferred share dividends	(10,656)		—%	(10,656)
Net income available to common shareholders	$98,125		57%	$62,546

Net investment (gains) losses(2)	$(12,767)		nm	$14,830
Foreign exchange losses(3)	7,056		(81%)	37,860
Transaction and reorganization expenses(4)	14,820		14%	13,054
Interest in income of equity method investments(5)	(2,219)		nm	—
Income tax benefit	(405)		(93%)	(5,653)
Operating income (6)	$104,610		(15%)	$122,637

nm – not meaningful

(1)
Underwriting-related general and administrative expenses is a non-GAAP measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to total general and administrative expenses, the most comparable GAAP measure, also included corporate expenses of $36,218 and $30,171 for the three months ended March 31, 2019 and 2018, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for additional information related to the corporate expenses. Refer also to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures' for additional information.

(2)
Tax cost (benefit) of $2,835 and $1,143 for the three months ended March 31, 2019 and 2018, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.

(3)
Tax cost (benefit) of ($582) and ($4,325) for the three months ended March 31, 2019 and 2018, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.

(4)	Tax cost (benefit) of ($2,658) and ($2,471) for the three months ended March 31, 2019 and 2018, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.

(5)	Tax cost (benefit) of $nil for the three months ended March 31, 2019. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.

(6)
Operating income (loss) is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliations to the most comparable GAAP financial measures, net income (loss) available (attributable) to common shareholders, is presented in the table above, and a discussion of the rationale for the presentation of this item is included in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures'.

Non-GAAP Financial Measures

We also present operating income per diluted common share and annualized operating return on average common equity ("annualized operating ROACE"), which are derived from the operating income measure and can be reconciled to the most comparable GAAP financial measures as follows:

	Three months ended March 31,
	2019	2018

Net income available to common shareholders	$98,125	$62,546
Operating income	104,610	122,637
Weighted average diluted common shares outstanding(1)	84,272	83,721

Earnings per diluted common share	$1.16	$0.75
Operating income per diluted common share(2)	$1.24	$1.46

Average common shareholders’ equity	$4,390,114	$4,527,830

Annualized return on average common equity(3)	8.9%	5.5%
Annualized operating return on average common equity(4)	9.5%	10.8%

(1)	Refer to Item 1, Note 7 to our Consolidated Financial Statements 'Earnings per Common Share' for additional information on the dilution calculation.

(2)
Operating income (loss) per diluted common share is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to the most comparable GAAP financial measure, earnings per diluted common share, is presented in the table above, and a discussion of the rationale for the presentation of this item is included in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures'.

(3)
Annualized ROACE is calculated by dividing annualized net income (loss) available (attributable) to common shareholders for the period by the average common shareholders' equity determined by using the common shareholders' equity balances at the beginning and end of the period.

(4)
Annualized operating ROACE, a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K, is calculated by dividing annualized operating income (loss) for the period by the average common shareholders' equity. The reconciliation to the most comparable GAAP measure, ROACE, is presented in the table above. Refer also to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures' for additional information.

Ex-PGAAP Operating Income

We also present ex-PGAAP operating income (loss), ex-PGAAP operating income (loss) per diluted common share and ex-PGAAP operating ROACE which are derived from the operating income measure and can be reconciled to the most comparable GAAP financial measures as follows:

	Three months ended
	2019	2018

Net income available to common shareholders	$98,125	$62,546
Net investment (gains) losses	(12,767)	14,830
Foreign exchange losses	7,056	37,860
Transaction and reorganization expenses	14,820	13,054
Interest in income of equity method investments	(2,219)	—
Income tax benefit	(405)	(5,653)
Operating income	$104,610	$122,637
Amortization of VOBA and intangible assets(2)	16,002	59,892
Amortization of acquisition costs(3)	(6,267)	(40,450)
Income tax benefit	(1,849)	(3,693)
Ex-PGAAP operating income(1)	$112,496	$138,386

Earnings per diluted common share	$1.16	$0.75
Net investment (gains) losses	(0.15)	0.18
Foreign exchange losses	0.08	0.45
Transaction and reorganization expenses	0.18	0.16
Interest in income of equity method investments	(0.03)	—
Income tax expense (benefit)	—	(0.08)
Operating income per diluted common share	$1.24	$1.46
Amortization of VOBA and intangible assets(2)	0.19	0.72
Amortization of acquisition cost(3)	(0.07)	(0.48)
Income tax expense (benefit)	(0.02)	(0.05)
Ex-PGAAP operating income per diluted common share(1)	$1.33	$1.65

Weighted average diluted common shares outstanding	84,272	83,721

Average common shareholders' equity	$4,390,114	$4,527,830

Annualized return on average common equity	8.9%	5.5%
Annualized operating return on average common equity	9.5%	10.8%
Annualized ex-PGAAP operating return on average common equity(1)	10.2%	12.2%

(1)
Ex-PGAAP operating income (loss), ex-PGAAP operating income (loss) per diluted common share and annualized ex-PGAAP operating return on average common equity are non-GAAP financial measures as defined in SEC Regulation S-K. The reconciliation to the most comparable GAAP financial measures, net income (loss) available (attributable) to common shareholders, earnings (loss) per diluted common share, and annualized ROACE, respectively, are provided in the table above, and a discussion of the rationale for the presentation of these items is included in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures'.

(2)	Tax cost (benefit) of $(3,040) and $(11,379) for the three months ended March 31, 2019 and 2018, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.

(3)	Tax cost (benefit) of $1,191 and $7,686 for the three months ended March 31, 2019 and 2018, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.

Underwriting Results

Total underwriting income for the three months ended March 31, 2019 was $78 million, a decrease of $66 million compared to the underwriting income of $144 million for the three months ended March 31, 2018. The decrease in underwriting income was primarily driven by a decrease in net premiums earned, an increase in the current accident year loss ratio excluding catastrophe and weather-related losses, a decrease in prior year reserve development, an increase in acquisition cost ratio and underwriting related general and administrative expense ratio, partially offset by a decrease in catastrophe and weather-related losses.

The reinsurance segment underwriting income decreased by $17 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. The decrease in underwriting income was primarily driven by decreases in net premiums earned and net favorable prior year reserve development and an increase in acquisition cost ratio, partially offset by a decrease in catastrophe and weather-related losses, a decrease in the current accident year loss ratio excluding catastrophe and weather-related losses and a decrease in underwriting related general and administrative expense ratio.

The insurance segment underwriting income decreased by $49 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. The decrease in underwriting income was primarily driven by decreases in net premiums earned and prior year reserve development, an increase in current accident year loss ratio excluding catastrophe and weather-related losses, an increase in the acquisition cost ratio and an increase in underwriting related general and administrative expense ratio, partially offset by a decrease in catastrophe and weather-related losses.

Net Investment Income

Net investment income was $107 million for the three months ended March 31, 2019 an increase of $6 million compared to the same period of 2018 mainly attributable to an increase in income from fixed maturities due to the increase in yields, partially offset by a decrease in income from other investments due to lower returns from direct lending funds reflecting lower returns from credit markets.

Net Investment Gains (Losses)

Net investment gains were $13 million for the three months ended March 31, 2019 compared to net investment losses of $15 million for the same period of 2018, an increase of $28 million. Net investment gains for the three months ended March 31, 2019, were mainly attributable to net unrealized investment gains on equity securities of $27 million, partially offset by net realized investment losses on the sale of corporate debt securities.

Net investment losses of $15 million for the three months ended March 31, 2018 were mainly attributable to net unrealized investment losses on equity securities.

Other Expenses (Revenues), Net

Corporate expenses were $36 million for the three months ended March 31, 2019 compared to $30 million for the three months ended March 31, 2018. The increase was primarily attributable to an increase in performance-related compensation costs and information technology costs, partially offset by an increase in allocations of corporate costs to the insurance and reinsurance segments.

Foreign exchange losses were $7 million for the three months ended March 31, 2019 compared to foreign exchange losses of $38 million for the three months ended March 31, 2018.
Foreign exchange losses for the three months ended March 31, 2019 were primarily attributable to the impact of the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling, partially offset by the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in euro.

Foreign exchange losses for the three months ended March 31, 2018 were primarily attributable to the impact of the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities mainly denominated in pound sterling and euro.

Interest expenses and financing costs were $16 million for the three months ended March 31, 2019 compared to $17 million for the three months ended March 31, 2018. The decrease was primarily attributable to the repayment of the Dekania Notes.

The financial results for the three months ended March 31, 2019 resulted in a tax expense of $1 million compared to a tax benefit of $1 million, for the three months ended March 31, 2018.

The tax expense of $1 million recognized in the three months ended March 31, 2019 was primarily driven by the generation of pre-tax income in our U.S. operations, largely offset by pre-tax losses in our U.K. operations.

The tax benefit of $1 million recognized in the three months ended March 31, 2018 was primarily driven by the generation of pre-tax losses in our U.K. operations, largely offset by the generation of pre-tax income in our U.S. operations.

Transaction and Reorganization Expenses

Transaction and reorganization expenses were $15 million for the three months ended March 31, 2019, compared to $13 million for the three months ended March 31, 2018 related to the transformation program launched in 2017. This program encompasses the integration of Novae which commenced in the fourth quarter of 2017, the realignment of our accident and health business, together with other initiatives designed to increase our efficiency and enhance our profitability while delivering a customer-centric operating model. These expenses are not included in operating income.

At March 31, 2019, we achieved an annual run-rate pre-tax cost savings of $69 million, compared to the 2017 run-rate, against a target of $100 million, which we intend to deliver by the end of 2020. These expense savings will be achieved through the elimination of redundant roles, efficiencies introduced through organizational redesign, operating efficiency improvements, integration of systems, and the rationalization of third party contracts and professional fees.

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

Interest in Income of Equity Method Investments

Interest income (loss) of equity method investments represents our share of income (loss) related to investments where we have significant influence over the operating and financial policies of the investee.

Interest in income of equity method investments was $2 million for the three months ended March 31, 2019.

Financial Measures

We believe the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

	Three months ended and at March 31,
	2019	2018

Annualized ROACE	8.9%	5.5%
Annualized operating ROACE	9.5%	10.8%
Annualized ex-PGAAP operating ROACE	10.2%	12.2%
Book value per diluted common share(1)	$52.84	$52.57
Cash dividends declared per common share	0.40	0.39
Increase (decrease) in book value per diluted common share adjusted for dividends	$3.31	$(0.92)

(1)
Book value per diluted common share represents total common shareholders’ equity divided by the number of common shares and diluted common shares outstanding, determined using the treasury stock method. Cash settled awards are excluded.

Return on Equity
Our objective is to generate superior returns on capital that appropriately reward our common shareholders for the risks we assume and to grow revenue only when we expect the returns will meet or exceed our requirements. We recognize that the nature of underwriting cycles and the frequency or severity of large loss events in any one year may challenge the ability to achieve a profitability target in any specific period.
ROACE reflects the impact of net income (loss) available (attributable) to common shareholders including net investment gains (losses), foreign exchange losses (gains), transaction and reorganization expenses, and interest in income (loss) of equity method investments.
The increase in ROACE for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was primarily driven by increases in net investment income and net investment gains, together with decreases in foreign exchange losses and amortization of VOBA associated with the acquisition of Novae, partially offset by a decrease in underwriting income, as well as an increase in corporate expenses. In addition, ROACE was impacted by a decrease in average common equity.
Operating ROACE excludes the impact of net investment gains (losses), foreign exchange losses (gains), transaction and reorganization expenses, and interest in income (loss) of equity method investments.
The decrease in operating ROACE for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was primarily driven by a decrease in underwriting income, as well as an increase in corporate expenses, partially offset by an increase in net investment income and a decrease in amortization of VOBA associated with the acquisition of Novae. The decrease in operating ROACE compared to an increase in ROACE occurred primarily due to excluding the impact of foreign exchange losses and net investment gains.
Ex-PGAAP operating ROACE excludes the impact of amortization of VOBA and intangible assets, net of tax, and amortization of acquisition costs, net of tax, associated with Novae's balance sheet at October 2, 2017. Ex-PGAAP operating ROACE for the three months ended March 31, 2019 and 2018 was 10.2% and 12.2%, respectively.

Book Value per Diluted Common Share
We consider book value per diluted common share to be an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis will ultimately translate into appreciation of our stock price.
Book value per diluted common share increased to $52.84 at March 31, 2019, from $52.57 at March 31, 2018, an increase of 1%, due to net income generated during the period and net unrealized investment gains reported in other comprehensive income, partially offset by common share dividends declared.

Cash Dividends Declared per Common Share
We believe in returning excess capital to our shareholders by way of dividends and share repurchases. Accordingly, our dividend policy is an integral part of the value we create for our shareholders. Our cumulative strong earnings have permitted our Board of Directors to approve fifteen successive increases in quarterly common share dividends.
Book Value per Diluted Common Share Adjusted for Dividends
Book value per diluted common share adjusted for dividends increased by $3.31 or 7% per common share for the three months ended March 31, 2019.
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

During the three months ended March 31, 2019, the increase in book value per diluted common share adjusted for dividends was driven by the net income generated in the quarter and unrealized gains reported in accumulated other comprehensive income.

During the three months ended March 31, 2018, the decrease in book value per diluted common share adjusted for dividends was primarily driven by the unrealized investment losses reported in accumulated other comprehensive income, partially offset by the net income generated in the quarter.
Book value per diluted common share adjusted for dividends increased by $1.85, or 4%, per common share over the past twelve months, attributable to net income generated during the period and net unrealized investment gains reported in other comprehensive income.

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

	Three months ended March 31,
	2019	% Change	2018

Revenues:
Gross premiums written	$2,583,226	(3%)	$2,662,795
Net premiums written	1,777,059	(11%)	1,985,871
Net premiums earned	1,134,212	(3%)	1,167,402
Other insurance related income	6,929	5%	6,606

Expenses:
Current year net losses and loss expenses	(678,700)		(715,652)
Prior year reserve development	14,672		54,307
Acquisition costs	(260,418)		(229,260)
Underwriting-related general and administrative expenses(1)	(138,873)		(139,666)
Underwriting income (2)	$77,822	(46%)	$143,737

General and administrative expenses(1)	$175,091		$169,837
Income before income taxes and interest in income of equity method investments(2)	$107,796		$72,166

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

Underwriting Revenues

Gross and net premiums written by segment were as follows:

	Gross premiums written
	Three months ended March 31,
	2019	% Change	2018

Insurance	$851,096	(3%)	$880,848
Reinsurance	1,732,130	(3%)	1,781,947
Total	$2,583,226	(3%)	$2,662,795

% ceded
Insurance	38%	0 pts	38%
Reinsurance	28%	9 pts	19%
Total	31%	6 pts	25%

	Net premiums written
	Three months ended March 31,
	2019	% Change	2018

Insurance	$529,239	(3%)	$547,893
Reinsurance	1,247,820	(13%)	1,437,978
Total	$1,777,059	(11%)	$1,985,871

Gross Premiums Written:

Gross premiums written for the three months ended March 31, 2019 decreased by $80 million or 3% ($28 million or 1% on a constant currency basis1), compared to the three months ended March 31, 2018. The decrease for the three months ended March 31, 2019, compared to the same periods in 2018, was due to decreases in both segments.

The insurance segment's gross premiums written decreased by $30 million or 3% ($19 million or 2% on a constant currency basis) for the three months ended March 31, 2019, compared to the same period in 2018. The decrease was attributable to property, and accident and health lines, partially offset by increases in liability, marine and professional lines.

The reinsurance segment's gross premiums written decreased by $50 million or 3% ($9 million or 1% on a constant currency basis) for the three months ended March 31, 2019, compared to the same period in 2018. The decrease was attributable to motor, credit and surety, and property lines, partially offset by increases in catastrophe, accident and health, and liability lines.

(1) Amounts presented on a constant currency basis are non-GAAP financial measures as defined in Item10 (e) of SEC Regulation S-K. The constant currency basis is calculated by applying the average foreign exchange rate from the current year to the prior year balance.

Ceded Premiums Written:

Ceded premiums written for the three months ended March 31, 2019 were $806 million or 31% of gross premiums written, compared to ceded premiums of $677 million or 25% of gross premiums written for the three months ended March 31, 2018. The increase in the ceded premiums written was attributable to the reinsurance segment, partially offset by a decrease in the insurance segment.

The increase in the reinsurance segment ceded premiums written of $140 million or 41% for the three months ended March 31, 2019, compared to the same period in 2018, was attributable to catastrophe, accident and health, credit and surety, and liability lines, partially offset by a decrease in property lines.

The decrease in the insurance segment ceded premiums written of $11 million or 3% for the three months ended March 31, 2019, compared to the same period in 2018, primarily driven by property lines, partially offset by an increase in liability lines.

Net Premiums Earned:

Net premiums earned by segment were as follows:

	Three months ended March 31,
	2019		2018		% Change

Insurance	$556,762	49%	$580,059	50%	(4%)
Reinsurance	577,450	51%	587,343	50%	(2%)
Total	$1,134,212	100%	$1,167,402	100%	(3%)

Net premiums earned for the three months ended March 31, 2019 decreased by $33 million or 3% ($24 million or 2% on a constant currency basis), compared to the three months ended March 31, 2018. The decrease for the three months ended March 31, 2019 compared to the same period in 2018, was driven by decreases in both segments.

Net premiums earned decreased by $23 million or 4% ($17 million or 3% on a constant currency basis) in the insurance segment for the three months ended March 31, 2019, compared to the same period in 2018. The decrease was driven by property, and accident and health lines, partially offset by increases in professional lines and liability lines.

Net premiums earned decreased by $10 million or 2% ($7 million or 1% on a constant currency basis) in the reinsurance segment for the three months ended March 31, 2019, compared to the same period in 2018. The decrease was driven by professional lines and discontinued lines - Novae, partially offset by increases in catastrophe, and marine and other lines.

Other Insurance Related Income (Loss):

Other insurance related income was $7 million for the three months ended March 31, 2019, compared to $7 million for the same period in 2018.

Underwriting Expenses

The following table provides a breakdown of our combined ratio:

	Three months ended March 31,
	2019	% Point Change	2018

Current accident year loss ratio excluding catastrophe and weather-related losses	58.9%	0.6	58.3%
Catastrophe and weather-related losses ratio	0.9%	(2.1)	3.0%
Current accident year loss ratio	59.8%	(1.5)	61.3%
Prior year reserve development ratio	(1.3%)	3.3	(4.6%)
Net loss and loss expense ratio	58.5%	1.8	56.7%
Acquisition cost ratio	23.0%	3.4	19.6%
General and administrative expense ratio(1)	15.4%	0.9	14.5%
Combined ratio	96.9%	6.1	90.8%

(1)
The general and administrative expense ratio includes corporate expenses not allocated to reportable segments of 3.2% and 2.6% for the three months ended March 31, 2019 and 2018, respectively. These costs are further discussed in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net'.

Current Accident Year Loss Ratio:

The current accident year loss ratio decreased to 59.8% for the three months ended March 31, 2019, from 61.3% for the same period in 2018.

The decrease in the current accident year loss ratio for the three months ended March 31, 2019, compared to the same periods in 2018, was impacted by a lower level of catastrophe and weather-related losses. During the three months ended March 31, 2019, we incurred $11 million or 0.9 points in pre-tax catastrophe and weather-related losses primarily attributable to weather-related events. Comparatively, during the three months ended March 31, 2018, we incurred pre-tax catastrophe and weather-related losses, net of reinstatement premiums, of $35 million or 3.0 points.

After adjusting for the impact of catastrophe and weather-related losses, our current accident year loss ratio for the three months ended March 31, 2019 was 58.9%, compared to 58.3% for the three months ended March 31, 2018. The increase in the current accident year loss ratio after adjusting for the impact of catastrophe and weather-related losses for the three months ended March 31, 2019, compared to the same periods in 2018, was primarily driven by a mid-size loss in insurance aviation and marine lines, together with a mid-size aviation loss in the reinsurance segment marine and other lines, partially offset by rate and trend.

For further discussion on current accident year loss ratios, refer to the insurance and reinsurance segment discussions below.

Estimates of Significant Catastrophe Events:

Our March 31, 2019 net reserves for losses and loss expenses included estimated amounts for numerous catastrophe events. We caution that the magnitude and/or complexity of losses arising from certain of these events, in particular California Wildfires, Hurricanes Michael and Florence, and Typhoons Jebi and Trami which occurred in 2018 as well as Hurricanes Harvey, Irma and Maria, the two earthquakes in Mexico and the California Wildfires which occurred in 2017 inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserves for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.

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

Prior Year Reserve Development:

Our net favorable prior year reserve development arises from changes to losses and loss expense estimates related to loss events that occurred in previous calendar years. The following table presents net prior year reserve development by segment:

	Three months ended March 31,
	2019	2018

Insurance	$6,913	$22,775
Reinsurance	7,759	31,532
Total	$14,672	$54,307

Overview

Short-tail business

Short-tail business includes the underlying exposures in the property and other, marine and aviation reserve classes within the insurance segment, and the property and other reserve class within the reinsurance segment.

These reserve classes recognized net adverse prior year reserve development of $33 million for the three months ended March 31, 2019 including $22 million of net adverse prior year reserve development recognized by the insurance property and other reserve class, and $29 million of net adverse prior year reserve development recognized by the reinsurance property and other reserve class, partially offset by net favorable prior year development of $16 million contributed by the insurance marine reserve class.

These reserve classes contributed net favorable prior year reserve development of $37 million for the three months ended March 31, 2018 reflecting the recognition of better than expected loss emergence.

Medium-tail business

Medium-tail business consists primarily of insurance and reinsurance professional lines reserve classes, insurance credit and political risk reserve class and reinsurance credit and surety reserve class.

Our reinsurance credit and surety reserve class recorded net favorable prior year reserve development of $10 million and $6 million for the three months ended March 31, 2019 and 2018, respectively, reflecting the recognition of better than expected loss emergence.

Our insurance professional lines reserve class recognized net favorable prior year reserve development of $6 million for the three months ended March 31, 2019. Our reinsurance professional lines reserve class recognized net favorable prior year reserve development of $9 million for the three months ended March 31, 2018. The net favorable prior year reserve development on these reserve classes continued to reflect generally favorable experience on older accident years as we continued to transition to more experienced based methods.

Long-tail business

Long-tail business consists primarily of insurance and reinsurance liability reserve classes and reinsurance motor reserve class.

Our reinsurance liability reserve class contributed net favorable prior year reserve development of $12 million for the three months ended March 31, 2019 due to increased weight given by management to experience based indications on older accident years.

Our insurance liability reserve class recorded net adverse prior year development of $7 million for the three months ended March 31, 2018 primarily related to reserve strengthening within our U.S. excess casualty book of business reflecting slightly higher than expected prior year emerging loss experience.

Our motor reinsurance reserve class recognized net favorable prior year reserve development of $12 million for the three months ended March 31, 2019 primarily attributable to non proportional treaty business on older accident years.

We caution that conditions and trends that impacted the development of our liabilities in the past may not necessarily occur in the future.

The following tables map our lines of business to reserve classes and the expected claim tails:

Insurance segment
Reserve class and tail

	Property and other	Marine	Aviation	Credit and political risk	Professional lines	Liability

	Short	Short	Short/Medium	Medium	Medium	Long

Reported lines of business
Property	X
Marine		X
Terrorism	X
Aviation			X
Credit and political risk				X
Professional lines					X
Liability						X
Accident and health	X
Discontinued lines - Novae	X				X	X

Reinsurance segment
Reserve class and tail

	Property and other	Credit and surety	Professional lines	Motor	Liability

	Short	Medium	Medium	Long	Long

Reported lines of business
Catastrophe	X
Property	X
Credit and surety		X
Professional lines			X
Motor				X
Liability					X
Engineering	X
Agriculture	X
Marine and other	X
Accident and health	X
Discontinued lines - Novae	X			X	X

The following sections provide further details on prior year reserve development by segment, reserving class and accident year.

Insurance Segment:

	Three months ended March 31,
	2019	2018

Property and other	$(21,720)	$17,188
Marine	16,478	11,272
Aviation	1,188	(3,692)
Credit and political risk	2,501	765
Professional lines	5,965	3,907
Liability	2,501	(6,665)
Total	$6,913	$22,775

For the three months ended March 31, 2019, we recognized $7 million of net favorable prior year reserve development, the principal components of which were:

•	$16 million of net favorable prior year reserve development on marine business primarily due to the recognition of better than expected loss emergence on more recent accident years.

•
$6 million of net favorable prior year reserve development on professional lines business due to the recognition of better than expected loss emergence particularly on the 2011 and 2014 accident years.

•
$22 million of net adverse prior year reserve development on property and other business primarily due to reserve strengthening within our international book of business mainly related to accident year 2018.

For the three months ended March 31, 2018, we recognized $23 million of net favorable prior year reserve development, the principal components of which were:

•	$17 million of net favorable prior year reserve development on property and other business primarily due to generally better than expected loss emergence related to the 2017 catastrophe events.

•	$11 million of net favorable prior year reserve development on marine business due to better than expected loss emergence on recent accident years.

•
$7 million of net adverse prior year reserve development on liability business due to reserve strengthening within our U.S. excess casualty book of business mainly driven by a higher frequency of large auto and general liability claims primarily related to 2015 and 2017 accident years.

Reinsurance Segment:

	Three months ended March 31,
	2019	2018

Property and other	$(28,851)	$12,092
Credit and surety	10,363	5,956
Professional lines	1,479	8,573
Motor	12,305	3,191
Liability	12,463	1,720
Total	$7,759	$31,532

For the three months ended March 31, 2019, we recognized $8 million of net favorable prior year reserve development, the principal components of which were:

•	$12 million of net favorable prior year reserve development on liability business due to increased weight given by management to experience based indications on older accident years.

•	$12 million of net favorable prior year reserve development on motor business largely due to non proportional treaty business related to older accident years.

•
$10 million of net favorable prior year reserve development on credit and surety business primarily due to generally better than expected loss emergence primarily related to 2015 and 2016 accident years.

•
$29 million of net adverse prior year reserve development on property and other business mainly due to an increase in loss estimates attributable Typhoons Jebi and Trami consistent with updated industry insured loss estimates.

For the three months ended March 31, 2018, we recognized $32 million of net favorable prior year reserve development, the principal components of which were:

•
$12 million of net favorable prior year reserve development on property and other business due to overall better than expected loss emergence related to the 2017 catastrophe events and better than expected loss emergence on our agriculture business.

•
$9 million of net favorable prior year reserve development on professional lines business reflecting the generally favorable experience on earlier accident years, particularly 2010 through 2011, as we continue to transition to more experience based methods.

•	$6 million of net favorable prior year reserve development on credit and surety due to better than expected loss emergence primarily related to accident years 2012 through 2015.

Acquisition Cost Ratio:

The acquisition cost ratio increased to 23.0% for the three months ended March 31, 2019 from 19.6% for the three months ended March 31, 2018. The increase was primarily attributable to our insurance segment due to changes in business mix largely associated with the acquisition of Novae.

General and Administrative Expense Ratio:

The general and administrative expense ratio increased to 15.4% for the three months ended March 31, 2019 from 14.5% for the three months ended March 31, 2018 driven by an increase in performance-related compensation costs and information technology costs, partially offset by an increase in fees associated with arrangements with strategic capital partners.

RESULTS BY SEGMENT

Insurance Segment

Results from our insurance segment were as follows:

	Three months ended March 31,
	2019	% Change	2018

Revenues:
Gross premiums written	$851,096	(3%)	$880,848
Net premiums written	529,239	(3%)	547,893
Net premiums earned	556,762	(4%)	580,059
Other insurance related income	1,742	nm	620

Expenses:
Current year net losses and loss expenses	(320,689)		(344,313)
Prior year reserve development	6,913		22,775
Acquisition costs	(117,775)		(87,329)
General and administrative expenses	(106,034)		(102,370)

Underwriting income	$20,919	(70%)	$69,442

Ratios:		% Point Change
Current accident year loss ratio excluding catastrophe and weather-related losses	56.2%	1.7	54.5%
Catastrophe and weather-related losses	1.4%	(3.5)	4.9%
Current accident year loss ratio	57.6%	(1.8)	59.4%
Prior year reserve development ratio	(1.2%)	2.8	(4.0%)
Net loss and loss expense ratio	56.4%	1.0	55.4%
Acquisition cost ratio	21.2%	6.1	15.1%
General and administrative expense ratio	19.0%	1.4	17.6%
Combined ratio	96.6%	8.5	88.1%

nm – not meaningful

Gross Premiums Written:

The following table provides gross premiums written by line of business:

	Three months ended March 31,
	2019		2018		% Change

Property	$200,502	23%	$295,206	34%	(32%)
Marine	146,979	17%	126,743	14%	16%
Terrorism	14,362	2%	16,900	2%	(15%)
Aviation	17,670	2%	21,013	2%	(16%)
Credit and political risk	45,907	5%	44,731	5%	3%
Professional lines	227,308	27%	207,965	24%	9%
Liability	142,642	17%	105,661	12%	35%
Accident and health	51,048	6%	60,674	7%	(16%)
Discontinued lines - Novae	4,678	1%	1,955	—%	nm
Total	$851,096	100%	$880,848	100%	(3%)

nm – not meaningful

Gross premiums written for the three months ended March 31, 2019 decreased by $30 million or 3% ($19 million or 2% on a constant currency basis), compared to the three months ended March 31, 2018. The decrease was attributable to property, and accident and health lines, partially offset by increases in liability, marine and professional lines. The decrease in property lines was due to the non-renewals and timing differences. The decrease in accident and health lines was due to the cancellation of certain program business. The increase in gross premiums written in liability lines was driven by new business and favorable rate changes. The increase in marine lines was due to favorable rate changes, the timing of the renewal of a large contract and favorable premium adjustments. The increase in professional lines was due to new business.

Ceded Premiums Written:

Ceded premiums written for the three months ended March 31, 2019 were $322 million or 38% of gross premiums written, compared to $333 million or 38% of gross premiums written for the three months ended March 31, 2018. The decrease in ceded premiums written of $11 million or 3% for the three months ended March 31, 2019, compared to the same period in 2018, was primarily driven by property lines, partially offset by an increase in liability lines.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended March 31,
	2019		2018		% Change

Property	$171,133	32%	$196,613	34%	(13%)
Marine	73,815	13%	76,376	13%	(3%)
Terrorism	11,162	2%	14,507	3%	(23%)
Aviation	12,871	2%	18,488	3%	(30%)
Credit and political risk	22,805	4%	27,721	5%	(18%)
Professional lines	157,125	28%	135,612	23%	16%
Liability	62,208	11%	51,096	9%	22%
Accident and health	40,424	7%	48,578	8%	(17%)
Discontinued lines - Novae	5,219	1%	11,068	2%	(53%)
Total	$556,762	100%	$580,059	100%	(4%)

Net premiums earned for the three months ended March 31, 2019 decreased by $23 million or 4% ($17 million or 3% on a constant currency basis), compared to the three months ended March 31, 2018. The decrease was by driven by increases in ceded premiums earned in property and liability lines, together with decreases in gross premiums earned in accident and health, and property lines, partially offset by increases in gross premiums earned in professional lines and liability lines.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended March 31,
	2019	% Point Change	2018

Current accident year	57.6%	(1.8)	59.4%
Prior year reserve development	(1.2%)	2.8	(4.0%)
Loss ratio	56.4%	1.0	55.4%

Current Accident Year Loss Ratio:

The current accident year loss ratios decreased to 57.6% for the three months ended March 31, 2019, from 59.4% for the three months ended March 31, 2018.

The decrease in the current accident year loss ratio for the three months ended March 31, 2019, compared to the same period in 2018, was impacted by a lower level of catastrophe and weather-related losses. During the three months ended March 31, 2019, we incurred$8 million, or 1.4 points, in pre-tax catastrophe and weather-related losses primarily attributable to weather-related events. Comparatively, during the three months ended March 31, 2018 we incurred $28 million, or 4.9 points, in pre-tax catastrophe and weather-related losses.

After adjusting for the impact of the catastrophe and weather-related losses, our current accident year loss ratio for the three months ended March 31, 2019 was 56.2%, compared to 54.5% for the three months ended March 31, 2018. The increase in the current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses for the three months ended March 31, 2019, compared to the same period in 2018, was principally due to mid-size losses in aviation and marine lines, together with changes in business mix, partially offset by the impact of rate and trend.

Refer to the ‘Prior Year Reserve Development’ section for further details.

Acquisition Cost Ratio:

The acquisition cost ratio increased to 21.2% for the three months ended March 31, 2019, from 15.1% for the three months ended March 31, 2018, primarily attributable to changes in business mix largely associated with the acquisition of Novae.

General and Administrative Expense Ratio:

The general and administrative expense ratio increased to 19.0% for the three months ended March 31, 2019, from 17.6% for the three months ended March 31, 2018, driven by a decrease in net premiums earned, an increase in the allocation of corporate costs to the segment, together with increases in information technology costs and professional fees, partially offset by a decrease in personnel costs.

Reinsurance Segment

Results from our reinsurance segment were as follows:

	Three months ended March 31,
	2019	% Change	2018

Revenues:
Gross premiums written	$1,732,130	(3%)	$1,781,947
Net premiums written	1,247,820	(13%)	1,437,978
Net premiums earned	577,450	(2%)	587,343
Other insurance related income (losses)	5,187	(13%)	5,986

Expenses:
Current year net losses and loss expenses	(358,011)		(371,339)
Prior year reserve development	7,759		31,532
Acquisition costs	(142,643)		(141,931)
General and administrative expenses	(32,839)		(37,296)

Underwriting income (loss)	$56,903	(23%)	$74,295
Ratios:		% Point Change
Current accident year loss ratio excluding catastrophe and weather-related losses	61.5%	(0.6)	62.1%
Catastrophe and weather-related losses ratio	0.5%	(0.6)	1.1%
Current accident year loss ratio	62.0%	(1.2)	63.2%
Prior year reserve development ratio	(1.3%)	4.0	(5.3%)
Net loss and loss expense ratio	60.7%	2.8	57.9%
Acquisition cost ratio	24.7%	0.5	24.2%
General and administrative expense ratio	5.6%	(0.7)	6.3%
Combined ratio	91.0%	2.6	88.4%

nm – not meaningful

Gross Premiums Written:

The following table provides gross premiums written by line of business for the periods indicated:

	Three months ended March 31,
	2019		2018		% Change

Catastrophe	$358,133	21%	$281,883	17%	27%
Property	172,742	10%	200,707	11%	(14%)
Professional lines	109,828	6%	106,178	6%	3%
Credit and surety	151,904	9%	196,316	11%	(23%)
Motor	281,401	16%	412,077	23%	(32%)
Liability	185,320	11%	159,009	9%	17%
Agriculture	126,440	7%	145,397	8%	(13%)
Engineering	22,766	1%	26,506	1%	(14%)
Marine and other	36,336	2%	26,647	1%	36%
Accident and health	287,592	17%	227,689	13%	26%
Discontinued lines - Novae	(332)	—%	(462)	—%	(28%)
Total	$1,732,130	100%	$1,781,947	100%	(3%)

Gross premiums written decreased by $50 million or 3% ($9 million or 1% on a constant currency basis) for the three months ended March 31, 2019, compared to the same period in 2018. The decrease was primarily attributable to decreases in motor, credit and surety, and property lines, partially offset by increases in catastrophe, accident and health, and liability lines.

The decrease in motor, credit and surety, and property lines was due to non-renewals. In addition, the decrease in motor lines was impacted by foreign exchange movements as the strengthening of the U.S. dollar drove comparative premium decreases in treaties denominated in foreign currencies. Decreased line sizes and unfavorable premium adjustments also contributed to the decrease in property lines. The increase in catastrophe, accident and health, and liability lines was driven by new business, partially offset by non-renewals. Increased lines sizes and favorable treaty restructuring also contributed to the increase in catastrophe lines. The increase in liability lines was due to timing differences and favorable premiums adjustments.

Ceded Premiums Written:

Ceded premiums written for the three months ended March 31, 2019 were $484 million or 28%, of gross premiums written compared to $344 million or 19% of gross premiums written for the three months ended March 31, 2018.

The increase in ceded premiums written of $140 million or 41% for the three months ended March 31, 2019, compared to the same period in 2018, was attributable to catastrophe, accident and health, credit and surety, and liability lines, partially offset by a decrease in property lines.

The increase in catastrophe lines was attributable to an increase in premiums ceded to a new aggregate excess of loss treaty and premiums ceded to the new quota share retrocessional treaty with Alturas Re Ltd. ("Alturas"). In addition, there was an increase in premiums ceded to the retrocessional cover entered into with Harrington Re Ltd. in accident and health, and liability lines, together with an increase in premiums ceded to a new quota share retrocessional treaty which covers credit and surety lines. The decrease in ceded premiums written in property lines was attributable to the non-renewals of two significant fronting arrangements.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended March 31,
	2019		2018		% Change

Catastrophe	$68,052	12%	$61,854	10%	10%
Property	76,906	13%	78,456	13%	(2%)
Professional lines	51,899	9%	56,190	10%	(8%)
Credit and surety	50,082	9%	52,736	9%	(5%)
Motor	101,235	18%	103,533	18%	(2%)
Liability	88,862	15%	89,592	15%	(1%)
Agriculture	37,068	6%	38,559	7%	(4%)
Engineering	14,675	3%	17,705	3%	(17%)
Marine and other	11,439	2%	6,457	1%	77%
Accident and health	77,468	13%	78,558	13%	(1%)
Discontinued lines - Novae	(236)	—%	3,703	1%	nm
Total	$577,450	100%	$587,343	100%	(2%)

nm – not meaningful

Net premiums earned decreased by $10 million or 2% ($7 million or 1% on a constant currency basis) for the three months ended March 31, 2019, compared to the same periods in 2018.

The decrease was driven by an increase in ceded premiums earned in catastrophe and professional lines, together with a decrease in gross premiums earned in discontinued lines - Novae, partially offset by increases in gross premiums earned in catastrophe and marine and other lines.

Other Insurance Related Income (Loss):

Other insurance related income was $5 million for the three months ended March 31, 2019, compared to other insurance related income of $6 million for the same period in 2018. The decrease of $1 million for the three months ended March 31, 2019, compared to the same period in 2018, reflected an increase in fees associated with arrangements with strategic capital partners fees, largely offset by a decrease in retrocessional profit commissions.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended March 31,
	2019	% Point Change	2018

Current accident year	62.0%	(1.2)	63.2%
Prior year reserve development	(1.3%)	4.0	(5.3%)
Loss ratio	60.7%	2.8	57.9%

Current Accident Year Loss Ratio:

The current accident year loss ratio decreased to 62.0% for the three months ended March 31, 2019, from 63.2% for the three months ended March 31, 2018.

The decrease in the current accident year loss ratio for three months ended March 31, 2019, compared to the same period in 2018, was impacted by a lower level of catastrophe and weather-related losses. During the three months ended March 31, 2019, we incurred $3 million or 0.5 points, in pre-tax catastrophe and weather-related losses primarily attributable to weather-related events. Comparatively, during the three months ended March 31, 2018, we incurred $7 million or 1.1 points, in pre-tax catastrophe and weather-related losses.

After adjusting for the impact of the catastrophe and weather-related losses, our current accident year loss ratio for the three months ended March 31, 2019 was 61.5%, compared to 62.1% for the three months ended March 31, 2018. The decrease in the current accident year loss ratio after adjusting for the impact of catastrophe and weather-related losses for the three months ended March 31, 2019, compared to the same period in 2018, was principally due to a decrease in attritional loss experience in credit and surety lines, partially offset by a mid-size aviation loss in the marine and other lines.

Refer to ‘Prior Year Reserve Development’ for further details.

Acquisition Cost Ratio:

The acquisition cost ratio increased to 24.7% for the three months ended March 31, 2019 from 24.2% for the three months ended March 31, 2018, primarily attributable to the impact of retrocessional contracts with lower acquisition costs, partially offset by a decrease in adjustments related to loss sensitive features.

General and Administrative Expense Ratio:

The general and administrative expense ratio decreased to 5.6% for the three months ended March 31, 2019 from 6.3% for the three months ended March 31, 2018, driven by an increase in fees associated with arrangements with strategic capital partners, together with a decrease in performance-related compensation costs, partially offset by an increase in the allocation of corporate costs to the segment.

OTHER EXPENSES (REVENUES), NET

The following table provides a summary of our other expenses (revenues), net:

	Three months ended March 31,
	2019	% Change	2018

Corporate expenses	$36,218	20%	$30,171
Foreign exchange losses	7,056	nm	37,860
Interest expense and financing costs	15,895	(5%)	16,763
Income tax expense (benefit)	1,234	nm	(1,036)
Total	$60,403	(28%)	$83,758

nm – not meaningful

Corporate Expenses

Our corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 3.2% for the three months ended March 31, 2019, compared to 2.6% for the same periods in 2018.

The increase in corporate expenses for the three months ended March 31, 2019 was primarily attributable to an increase in performance-related compensation costs and information technology costs, partially offset by an increase in allocations of corporate costs to the insurance and reinsurance segments.

Foreign Exchange Losses (Gains)

Some of our business is written in currencies other than the U.S. dollar. Foreign exchange losses of $7 million for the three months ended March 31, 2019 were primarily attributable to the impact of the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling, partially offset by the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in euro.

The foreign exchange losses of $38 million for the three months ended March 31, 2018 were primarily attributable to the impact of the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities mainly denominated in pound sterling and euro.

Interest Expense and Financing Costs

Interest expense and financing costs are related to interest due on 5.875% Senior Notes issued in 2010, 2.65% Senior Notes and the 5.15% Senior Notes issued in 2014, and 4.0% Senior Notes issued in 2017. Interest expenses and financing costs decreased by $1 million for the three months ended March 31, 2019, compared to the same periods in 2018, primarily attributable to the repayment of the Dekania Notes on November 15, 2018.

Income Tax Expense (Benefit)

Income tax expense (benefit) primarily results from income (loss) generated by our foreign operations in the U.S. and Europe. Our effective tax rate is calculated as income tax expense (benefit) divided by income (loss) before tax including interest in income (loss) of equity method investments. This effective rate can vary between periods depending on the distribution of net income (loss) among tax jurisdictions, as well as other factors.

The tax expense of $1 million recognized for the three months ended March 31, 2019, was driven by pre-tax income in our U.S. operations, largely offset by the generation of pre-tax losses in our U.K. operations.

The tax benefit of $1 million recognized for the three months ended March 31, 2018 was primarily driven by the generation of pre-tax losses in our U.K. operations, largely offset by the generation of pre-tax income in our U.S. operations.

NET INVESTMENT INCOME AND NET INVESTMENT GAINS (LOSSES)

Net Investment Income

The following table provides details of income earned from our cash and investment portfolio by major asset class:

	Three months ended March 31,
	2019	% Change	2018

Fixed maturities	$91,382	9%	$83,958
Other investments	6,895	(50%)	13,704
Equity securities	2,328	32%	1,758
Mortgage loans	3,063	(2%)	3,125
Cash and cash equivalents	5,801	40%	4,153
Short-term investments	3,894	nm	875
Gross investment income	113,363	5%	107,573
Investment expense	(6,060)	(8%)	(6,574)
Net investment income	$107,303	6%	$100,999

Pre-tax yield:(1)
Fixed maturities	3.1%		2.7%

nm - not meaningful

(1)	Pre-tax yield is calculated by dividing annualized net investment income by the average month-end amortized cost balances for the periods indicated.

Fixed Maturities

Net investment income attributable to fixed maturities for the three months ended March 31, 2019 was $91 million, compared to net investment income of $84 million for the three months ended March 31, 2018. The increase was due to the increase in yields.

Other Investments

The following table provides details of total net investment income from other investments:

	Three months ended March 31,
	2019	2018

Hedge, direct lending, private equity and real estate funds	$5,446	$10,589
Other privately held investments	1,034	1,499
CLO-Equities	415	1,616
Total net investment income from other investments (1)	$6,895	$13,704

Pre-tax return on other investments(2)	1.0%	1.7%

(1)	Excluding overseas deposits.

(2)
The pre-tax return on other investments is calculated by dividing total net investment income from other investments (non-annualized) by the average month-end fair value balances held for the periods indicated, excluding overseas deposits.

Net investment income attributable to other investments for the three months ended March 31, 2019 was $7 million, compared to net investment income of $14 million for the three months ended March 31, 2018. The decrease was due to lower returns from direct lending funds reflecting lower returns from credit markets.

Net Investment Gains (Losses)

The following table provides details of net investment gains (losses):

	Three months ended March 31,
	2019	2018

On sale of investments:
Fixed maturities and short-term investments	$(9,842)	$(11,907)
Equity securities	1,352	16,281
	(8,490)	4,374
OTTI charges recognized in net income	(4,036)	(414)
Change in fair value of investment derivatives	(2,102)	2,023
Net unrealized gains (losses) on equity securities	27,395	(20,813)
Net investment gains (losses)	$12,767	$(14,830)

Net investment gains for the three months ended March 31, 2019 were $13 million compared to net investment losses of $15 million for the three months ended March 31, 2018, an increase of $28 million. For the three months ended March 31, 2019, the net investment gains were primarily due to net unrealized gains on equity securities, partially offset by net realized investment losses on the sale of corporate debt securities. For the three months ended March 31, 2018, net investment losses were primarily due to net unrealized losses on equity securities.

On Sale of Investments

Generally, sales of individual securities occur when there are changes in the relative value, credit quality or duration of a particular issue. We may also sell securities to re-balance our investment portfolio in order to change exposure to particular asset classes or sectors.

OTTI Charges

The OTTI charges for the three months ended March 31, 2019 and 2018 were $4 million and $0.4 million, respectively, an increase of $4 million. These OTTI charges were primarily due to impairments of non-U.S. denominated securities due to the impact of the strengthening of the U.S. dollar.

Change in Fair Value of Investment Derivatives

From time to time, we economically hedge foreign exchange exposure and interest rate risk with derivative contracts.

For the three months ended March 31, 2019, we recorded gains of $1 million relating to foreign exchange contracts and losses of $3 million relating to interest rates swaps. For the three months ended March 31, 2018, we recorded losses of $1 million relating to foreign exchange contracts and gains of $3 million relating to interest rates swaps.

Total Return

The following table provides details of the total return on cash and investments for the period indicated:

	Three months ended March 31,
	2019	2018

Net investment income	$107,303	$100,999
Net investments gains (losses)	12,767	(14,830)
Change in net unrealized gains (losses) on fixed maturities (1)	220,680	(107,265)
Interest in income (loss) of equity method investments	2,219	—
Total	$342,969	$(21,096)

Average cash and investments(2)	$15,068,255	$15,679,134

Total return on average cash and investments, pre-tax:
Including investment related foreign exchange movements	2.3%	(0.1%)
Excluding investment related foreign exchange movements(3)	2.2%	(0.4%)

(1)
Change in net unrealized investment gains (losses) on fixed maturities is calculated by taking net unrealized investment gains (losses) at period end less net unrealized investment gains (losses) at the prior period end.

(2)	The average cash and investments balance is calculated by taking the average of the month-end fair value balances held for the periods indicated.

(3)
Pre-tax total return on cash and investments excluding foreign exchange movements is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to pre-tax total return on cash and investments, the most comparable GAAP financial measure, included foreign exchange gains of $11 million and $40 million for the three months ended March 31, 2019 and 2018, respectively.

CASH AND INVESTMENTS

The table below provides details of our cash and investments:

	March 31, 2019	December 31, 2018
	Fair Value	Fair Value

Fixed maturities	$11,874,518	$11,435,347
Equity securities	418,863	381,633
Mortgage loans	313,421	298,650
Other investments	795,331	787,787
Equity method investments	110,322	108,103
Short-term investments	41,853	144,040
Total investments	$13,554,308	$13,155,560

Cash and cash equivalents(1)	$1,606,258	$1,830,020

(1)	Includes restricted cash and cash equivalents of $455 million and $597 million at March 31, 2019 and at December 31, 2018, respectively.

Overview

The fair value of total investments increased by $0.4 billion for the three months ended March 31, 2019, driven by the increase in market value of fixed maturities due to the tightening of credit spreads.

The following provides further analysis on our investment portfolio by asset class:

Fixed Maturities

The table below provides details of our fixed maturities portfolio:

	March 31, 2019		December 31, 2018
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$1,973,654	17%	$1,515,697	13%
Non-U.S. government	487,663	4%	493,016	4%
Corporate debt	4,838,265	41%	4,876,921	44%
Agency RMBS	1,705,962	14%	1,643,308	14%
CMBS	1,052,140	9%	1,092,530	10%
Non-Agency RMBS	47,411	—%	40,687	—%
ABS	1,613,010	14%	1,637,603	14%
Municipals(1)	156,413	1%	135,585	1%
Total	$11,874,518	100%	$11,435,347	100%

Credit ratings:
U.S. government and agency	$1,973,654	17%	$1,515,697	13%
AAA(2)	4,595,597	39%	4,569,632	40%
AA	837,903	7%	874,932	8%
A	1,775,533	15%	1,769,686	15%
BBB	1,573,749	13%	1,678,962	15%
Below BBB(3)	1,118,082	9%	1,026,438	9%
Total	$11,874,518	100%	$11,435,347	100%

(1)	Includes bonds issued by states, municipalities, and political subdivisions.

(2)	Includes U.S. government-sponsored agencies, Residential mortgage-backed securities ("RMBS") and Commercial mortgage-backed securities ("CMBS").

(3)	Non-investment grade and non-rated securities.

At March 31, 2019, fixed maturities had a weighted average credit rating of AA- (2018: AA-), a book yield of 3.1% (2018: 3.1%), an average duration of 2.9 years (2018: 3.0 years), and duration inclusive of interest rate swaps of 2.9 years (2018: 2.8 years). At March 31, 2019, fixed maturities together with short-term investments and cash and cash equivalents (i.e. total investments of $13.6 billion), had an average credit rating of AA- (2018: AA-), an average duration of 2.6 years (2018: 2.6 years) and duration inclusive of interest rate swaps was 2.5 years (2018: 2.5 years).

At March 31, 2019, net unrealized investment gains on fixed maturities were $40 million, compared to net unrealized investment losses of $181 million at December 31, 2018, an increase of $221 million primarily due to the tightening of credit spreads.

Equity Securities

At March 31, 2019, net unrealized investment gains on equity securities were $42 million, compared to unrealized gains of $16 million at December 31, 2018, an increase of $26 million driven by the rally in equity markets.

Mortgage Loans

During the three months ended March 31, 2019, our investment in commercial mortgage loans increased by $15 million. The commercial mortgage loans are high quality and collateralized by a variety of commercial properties and are diversified both geographically throughout the U.S. and by property type to reduce the risk of concentration. At March 31, 2019, there were no credit losses or past due amounts associated with our commercial mortgage loans portfolio.

Other Investments

The table below provides details of our other investments portfolio:

	March 31, 2019		December 31, 2018
	Fair Value	% of Total	Fair Value	% of Total

Hedge funds
Long/short equity funds	$29,324	4%	$26,779	3%
Multi-strategy funds	149,509	19%	153,883	20%
Event-driven funds	5,914	1%	13,936	2%
Total hedge funds	184,747	24%	194,598	25%

Direct lending funds	272,752	34%	274,478	35%
Private equity funds	61,526	8%	64,566	8%
Real estate funds	111,169	14%	84,202	11%
Total hedge, direct lending, private equity and real estate funds	630,194	80%	617,844	79%

CLO-Equities	18,022	1%	21,271	2%
Other privately held investments	47,685	6%	44,518	6%
Overseas deposits	99,430	13%	104,154	13%
Total other investments	$795,331	100%	$787,787	100%

During the three months ended March 31, 2019, the fair value of total hedge funds decreased by $10 million driven by $13 million of net redemptions, partially offset by $3 million of price appreciation. Certain of these funds may be subject to restrictions on redemptions which may limit our ability to liquidate these investments in the short term. See Note 3(c) to the Consolidated Financial Statements 'Investments' for further details on these restrictions and details on unfunded commitments relating to our other investment portfolio.

Overseas deposits include investments in private funds held by Syndicate 2007 where the underlying investments are primarily U.S. government, non-U.S. government and corporate debt securities. The funds do not trade on an exchange therefore are not included within the available for sale investments category.

Equity Method Investments

During 2016, we paid $108 million including direct transactions costs to acquire 19% of the common equity of Harrington Reinsurance Holdings Limited ("Harrington"), the parent company of Harrington Re Ltd. ("Harrington Re"), an independent reinsurance company jointly sponsored by AXIS Capital and The Blackstone Group L.P. ("Blackstone"). Harrington is not a variable interest entity that is required to be included in our consolidated financial statements. We account for our ownership interest in Harrington under the equity method of accounting.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the ‘Liquidity and Capital Resources’ section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 for a general discussion of our liquidity and capital resources. The following table summarizes our consolidated capital at:

	March 31, 2019	December 31, 2018

Debt	$1,342,345	$1,341,961

Preferred shares	775,000	775,000
Common equity	4,525,156	4,255,071
Shareholders’ equity	5,300,156	5,030,071
Total capital	$6,642,501	$6,372,032

Ratio of debt to total capital	20.2%	21.1%
Ratio of debt and preferred equity to total capital	31.9%	33.2%

We finance our operations with a combination of debt and equity capital. Our debt to total capital and debt and preferred equity to total capital ratios provide an indication of our capital structure, along with some insight into our financial strength.

On April 1, 2019, we repaid $250 million aggregate principal amount of 2.65% senior unsecured notes (the "2.65% Senior Notes"). While the 2.65% Senior Notes remain on our consolidated balance sheet at March 31, 2019, our debt and preferred equity to total capital ratio will decrease in the second quarter of 2019.

We believe that our financial flexibility remains strong.

Secured Letter of Credit Facility

On March 28, 2019, certain of AXIS Capital’s operating subsidiaries (the "Participating Subsidiaries") amended their existing $250 million secured letter of credit facility with Citibank Europe plc (the "$250 Million Facility") under their aggregate $750 million secured letter of credit facility with Citibank Europe plc (the "$750 Million Facility") to extend the expiration date to March 31, 2020.

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

Common Equity

During the three months ended March 31, 2019, our common equity increased by $270 million. The following table reconciles our opening and closing common equity positions:

Three months ended March 31,	2019

Common equity - opening	$4,255,071
Treasury shares reissued	1,733
Share-based compensation expense	7,358
Change in unrealized gains (losses) on available for sale investments, net of tax	203,543
Foreign currency translation adjustment	2,663
Net income	108,781
Preferred share dividends	(10,656)
Common share dividends	(34,334)
Treasury shares repurchased	(9,003)
Common equity - closing	$4,525,156

During the three months ended March 31, 2019, we repurchased 157,000 common shares for a total cost of $9 million in connection with the vesting of restricted stock awards granted under our 2007 and 2017 Long-Term Equity Compensation Plans.

A common share repurchase plan has not been authorized for 2019.

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

As disclosed in the Company's 2018 Annual Report on Form 10-K, the Company believes the material items requiring such subjective and complex estimates are:

•	reserves for losses and loss expenses;

•	reinsurance recoverable on unpaid losses, including the provision for uncollectible amounts;

•	gross premiums written;

•	fair value measurements of financial assets and liabilities; and

•	other-than-temporary impairments ("OTTI") in the carrying value of available-for-sale securities.

The Company believes that the critical accounting estimates discussion in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, continues to describe the significant estimates and judgments included in the preparation of the Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Item 1, Note 1 'Basis of Presentation and Significant Accounting Policies' to the Consolidated Financial Statements and Item 8, Note 2 'Basis of Presentation and Significant Accounting Policies' to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of recently issued accounting pronouncements.

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At March 31, 2019, the Company had not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to this item since December 31, 2018, with the exception of the changes in exposure to foreign currency risk presented below.

Foreign Currency Risk
The table below provides a sensitivity analysis of our total net foreign currency exposures.

	AUD	NZD	CAD	EUR	GBP	JPY	Other	Total

At March 31, 2019
Net managed assets (liabilities), excluding derivatives	$36,395	$(7,641)	$125,340	$(166,455)	$(12,176)	$(32,894)	$116,334	$58,903
Foreign currency derivatives, net	(63,520)	5,107	(124,373)	240,126	5,198	(17,604)	(2,881)	42,053
Net managed foreign currency exposure	(27,125)	(2,534)	967	73,671	(6,978)	(50,498)	113,453	100,956
Other net foreign currency exposure	1	—	113	209	177	—	51,411	51,911
Total net foreign currency exposure	$(27,124)	$(2,534)	$1,080	$73,880	$(6,801)	$(50,498)	$164,864	$152,867
Net foreign currency exposure as a percentage of total shareholders’ equity	(0.5%)	—%	—%	1.4%	(0.1%)	(1.0%)	3.1%	2.9%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$(2,712)	$(253)	$108	$7,388	$(680)	$(5,050)	$16,486	$15,287

(1)	Assumes 10% change in underlying currencies relative to the U.S. dollar.

Total Net Foreign Currency Exposure

At March 31, 2019, our total net foreign currency exposure was $153 million net long, driven by increases in our exposures to the euro and other non-core currencies primarily due to new business written during the three months ended March 31, 2019. Of this balance, $51 million is from other net foreign currency exposures including assets managed by specific investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy. Our emerging market debt portfolio is the primary contributor to this group of assets.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) at March 31, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2019, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2019. Based upon that evaluation, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

There were no material changes from the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Common Shares
Information regarding the number of common shares repurchased in the quarter March 31, 2019 is shown in the following table:

Period	Total number of shares purchased(a) (b)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(b)

January 1-31, 2019	—	$—	—	—
February 1-28, 2019	5	55.29	—	—
March 1-31, 2019	152	57.24	—	—
Total	157		—	—

(a)	In thousands.

(b)	Shares are repurchased from employees to satisfy withholding tax liabilities that arise upon the vesting of restricted stock units.

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

As and when allowed by the applicable law and regulations, certain of our non-U.S. subsidiaries provide treaty reinsurance coverage to non-U.S. insurers on a worldwide basis, including insurers of liability, marine, aviation and energy risks, and as a result, these underlying reinsurance portfolios may have some exposure to Iran. In addition, we underwrite insurance and facultative reinsurance on a global basis to non-U.S. insureds and insurers, including for liability, marine, aviation and energy risks. Coverage provided to non-Iranian business may indirectly cover an exposure in Iran. For example, certain of our operations underwrite global marine hull and cargo policies that provide coverage for vessels navigating into and out of ports worldwide, including Iran. For the quarter ended March 31, 2019, there has been no material amount of premium allocated or apportioned to activities relating to Iran. We intend for our non-U.S. subsidiaries to continue to provide such coverage only to the extent permitted by applicable law.

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

4.4
First Supplemental Indenture, dated as of April 3, 2019, among AXIS Specialty Finance PLC, AXIS Capital Holdings Limited and The Bank of New York Mellon Trust Company, N.A., relating to the 5.150% Senior Notes due 2045 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 4, 2019).

10.1	Form of Employee Restricted Stock Unit Award Agreement (Performance Vesting) (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on form 10-K filed on February 26, 2019).
10.2	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on form 10-K filed on February 26, 2019).
10.3
Deed of Amendment to $250 million secured letter of credit facility dated March 28, 2019 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Surplus Insurance Company, AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 3, 2019).

10.4	2018 Executive Long-Term Equity Compensation Program (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on form 10-K filed on February 26, 2019).
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101
The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2019 and December 31, 2018; (ii) Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018; (iv) Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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
Dated: May 3, 2019

AXIS CAPITAL HOLDINGS LIMITED
By:	/S/ ALBERT BENCHIMOL
Albert Benchimol
President and Chief Executive Officer
(Principal Executive Officer)

/S/ PETER VOGT
Peter Vogt
Chief Financial Officer
(Principal Financial Officer)