Form 10-Q
period 2019-06-30
AXIS CAPITAL HOLDINGS LTD
filed 2019-08-07
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
At July 31 2019, there were 83,946,833 Common Shares, $0.0125 par value per share, of the registrant outstanding.

AXIS CAPITAL HOLDINGS LIMITED

PART I	FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts included in this report, including statements regarding our estimates, beliefs, expectations, intentions, strategies or projections are forward-looking statements. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the United States federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as "may", "should", "could", "anticipate", "estimate", "expect", "plan", "believe", "predict", "potential" and "intend" or similar expressions. These forward-looking statements are not historical facts, and are based upon current expectations, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond management's control.
Forward-looking statements contained in this report may include, but are not limited to, information regarding our estimates of losses related to catastrophes and other large losses, measurements of potential losses in the fair market value of our investment portfolio and derivative contracts, our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the outcome of our strategic initiatives, our expectations regarding estimated synergies and the success of the integration of acquired entities, our expectations regarding the estimated benefits and synergies related to our transformation program, our expectations regarding pricing and other market conditions, our growth prospects, and valuations of the potential impact of movements in interest rates, equity securities' prices, credit spreads and foreign currency rates.
Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:

•	the cyclical nature of the insurance and reinsurance business leading to periods with excess underwriting capacity and unfavorable premium rates;

•	the occurrence and magnitude of natural and man-made disasters;

•	the impact of global climate change on our business, including the possibility that we do not adequately assess or reserve for the increased frequency and severity of natural catastrophes;

•	losses from war, terrorism and political unrest or other unanticipated losses;

•	actual claims exceeding our loss reserves;

•	general economic, capital and credit market conditions;

•	the failure of any of the loss limitation methods we employ;

•	the effects of emerging claims, coverage and regulatory issues, including uncertainty related to coverage definitions, limits, terms and conditions;

•	our inability to purchase reinsurance or collect amounts due to us;

•	the breach by third parties in our program business of their obligations to us;

•	difficulties with technology and/or data security;

•	the failure of our policyholders and intermediaries to pay premiums;

•	the failure of our cedants to adequately evaluate risks;

•	inability to obtain additional capital on favorable terms, or at all;

•	the loss of one or more key executives;

•	a decline in our ratings with rating agencies;

•	loss of business provided to us by our major brokers and credit risk due to our reliance on brokers;

•	changes in accounting policies or practices;

•	the use of industry catastrophe models and changes to these models;

•	changes in governmental regulations and potential government intervention in our industry;

•	failure to comply with certain laws and regulations relating to sanctions and foreign corrupt practices;

•	increased competition;

•	changes in the political environment of certain countries in which we operate or underwrite business including the United Kingdom's expected withdrawal from the European Union;

•	fluctuations in interest rates, credit spreads, equity securities' prices and/or currency values;

•	the failure to successfully integrate acquired businesses or realize the expected synergies resulting from such acquisitions;

•	the failure to realize the expected benefits or synergies relating to our transformation initiative;

•	changes in tax laws; and

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

Website and Social Media Disclosure

We use our website (www.axiscapital.com) and our corporate Twitter (@AXIS_Capital) and LinkedIn (AXIS Capital) accounts as channels of distribution of Company information. The information we post through these channels may be deemed material.  Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, e-mail alerts and other information about AXIS Capital may be received when enrolled in our "E-mail Alerts" program in the Investor Information section of our website (www.axiscapital.com). The contents of our website and social media channels are not, however, a part of this Quarterly Report on Form 10-Q.

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018

	2019	2018
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2019: $12,343,774; 2018: $11,616,312)	$12,522,955	$11,435,347
Equity securities, at fair value (Cost 2019: $377,895; 2018: $365,905)	433,407	381,633
Mortgage loans, held for investment, at fair value	394,179	298,650
Other investments, at fair value	802,064	787,787
Equity method investments	112,956	108,103
Short-term investments, at fair value	32,421	144,040
Total investments	14,297,982	13,155,560
Cash and cash equivalents	712,463	1,232,814
Restricted cash and cash equivalents	382,251	597,206
Accrued interest receivable	82,567	80,335
Insurance and reinsurance premium balances receivable	3,732,529	3,007,296
Reinsurance recoverable on unpaid losses and loss expenses	3,564,812	3,501,669
Reinsurance recoverable on paid losses and loss expenses	364,536	280,233
Deferred acquisition costs	657,275	566,622
Prepaid reinsurance premiums	1,291,979	1,013,573
Receivable for investments sold	25,850	32,627
Goodwill	102,003	102,003
Intangible assets	236,009	241,568
Value of business acquired	15,416	35,714
Operating lease right-of-use assets	132,940	—
Other assets	271,562	285,346
Total assets	$25,870,174	$24,132,566
Liabilities
Reserve for losses and loss expenses	$12,254,711	$12,280,769
Unearned premiums	4,503,132	3,635,758
Insurance and reinsurance balances payable	1,484,285	1,338,991
Senior notes	1,387,748	1,341,961
Payable for investments purchased	181,274	111,838
Operating lease liabilities	133,257	—
Other liabilities	359,290	393,178
Total liabilities	20,303,697	19,102,495
Shareholders’ equity
Preferred shares	775,000	775,000
Common shares (shares issued 2019: 176,580; 2018: 176,580 shares outstanding 2019: 83,947; 2018: 83,586)	2,206	2,206
Additional paid-in capital	2,303,592	2,308,583
Accumulated other comprehensive income (loss)	156,145	(177,110)
Retained earnings	6,108,577	5,912,812
Treasury shares, at cost (2019: 92,633; 2018: 92,994 shares)	(3,779,043)	(3,791,420)
Total shareholders’ equity	5,566,477	5,030,071
Total liabilities and shareholders’ equity	$25,870,174	$24,132,566

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	Three months ended		Six months ended
	2019	2018	2019	2018
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$1,123,607	$1,185,548	$2,257,819	$2,352,950
Net investment income	137,949	109,960	245,254	210,961
Other insurance related income	2,925	3,730	9,852	10,335
Net investment gains (losses):
Other-than-temporary impairment ("OTTI") losses	(834)	(1,674)	(4,870)	(2,088)
Other realized and unrealized investment gains (losses)	22,059	(43,419)	38,866	(57,835)
Total net investment gains (losses)	21,225	(45,093)	33,996	(59,923)
Total revenues	1,285,706	1,254,145	2,546,921	2,514,323

Expenses
Net losses and loss expenses	672,463	706,641	1,336,491	1,367,986
Acquisition costs	242,363	231,952	502,781	461,212
General and administrative expenses	165,395	165,213	340,486	335,049
Foreign exchange gains	(12,381)	(44,099)	(5,325)	(6,239)
Interest expense and financing costs	15,607	17,098	31,502	33,861
Transaction and reorganization expenses	3,276	18,772	18,096	31,825
Amortization of value of business acquired	7,194	53,407	20,298	110,517
Amortization of intangible assets	2,912	4,029	5,914	6,811
Total expenses	1,096,829	1,153,013	2,250,243	2,341,022

Income before income taxes and interest in income of equity method investments	188,877	101,132	296,678	173,301
Income tax (expense) benefit	(14,469)	(996)	(15,703)	40
Interest in income of equity method investments	2,635	3,378	4,853	3,378
Net income	177,043	103,514	285,828	176,719
Preferred share dividends	10,656	10,656	21,313	21,313
Net income available to common shareholders	$166,387	$92,858	$264,515	$155,406

Per share data
Earnings per common share:
Earnings per common share	$1.98	$1.11	$3.16	$1.86
Earnings per diluted common share	$1.97	$1.11	$3.14	$1.85
Weighted average common shares outstanding	83,941	83,539	83,834	83,431
Weighted average diluted common shares outstanding	84,401	83,984	84,338	83,853

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	Three months ended		Six months ended
	2019	2018	2019	2018
	(in thousands)
Net income	$177,043	$103,514	$285,828	$176,719
Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized investment gains (losses) arising during the period	131,442	(105,280)	321,651	(217,434)
Adjustment for reclassification of net realized investment (gains) losses and OTTI losses recognized in net income	(6,949)	36,456	6,385	37,240
Unrealized investment gains (losses) arising during the period, net of reclassification adjustment	124,493	(68,824)	328,036	(180,194)
Foreign currency translation adjustment	2,556	(9,129)	5,219	(7,858)
Total other comprehensive income (loss), net of tax	127,049	(77,953)	333,255	(188,052)
Comprehensive income (loss)	$304,092	$25,561	$619,083	$(11,333)

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	Three months ended		Six months ended
	2019	2018	2019	2018
	(in thousands)
Preferred shares
Balance at beginning and end of period	775,000	775,000	$775,000	$775,000

Common shares (par value)
Balance at beginning and end of period	2,206	2,206	2,206	2,206

Additional paid-in capital
Balance at beginning of period	2,296,639	2,289,497	2,308,583	2,299,166
Treasury shares reissued	(756)	(2,607)	(20,058)	(21,879)
Share-based compensation expense	7,709	8,743	15,067	18,346
Balance at end of period	2,303,592	2,295,633	2,303,592	2,295,633

Accumulated other comprehensive income (loss)
Balance at beginning of period	29,096	(85,216)	(177,110)	92,382
Unrealized gains (losses) on available for sale investments, net of tax:
Balance at beginning of period	35,178	(88,906)	(168,365)	89,962
Cumulative effect of adoption of ASU No. 2018-02	—	(36)	—	2,106
Cumulative effect of adoption of ASU No. 2016-01, net of taxes	—	—	—	(69,604)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	124,493	(68,788)	328,036	(180,194)
Balance at end of period	159,671	(157,730)	159,671	(157,730)
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	(6,082)	3,690	(8,745)	2,420
Foreign currency translation adjustment	2,556	(9,128)	5,219	(7,858)
Balance at end of period	(3,526)	(5,438)	(3,526)	(5,438)
Balance at end of period	156,145	(163,168)	156,145	(163,168)

Retained earnings
Balance at beginning of period	5,976,603	6,076,294	5,912,812	5,979,666
Cumulative effect of adoption of ASU No. 2018-02	—	36	—	(2,106)
Cumulative effect of adoption of ASU No. 2016-01, net of taxes	—	—	—	69,604
Net income	177,043	103,514	285,828	176,719
Preferred share dividends	(10,656)	(10,656)	(21,313)	(21,313)
Common share dividends	(34,413)	(33,563)	(68,750)	(66,945)
Balance at end of period	6,108,577	6,135,625	6,108,577	6,135,625

Treasury shares, at cost
Balance at beginning of period	(3,779,388)	(3,793,386)	(3,791,420)	(3,807,156)
Shares repurchased	(411)	(1,512)	(9,414)	(8,676)
Shares reissued	756	2,607	21,791	23,541
Balance at end of period	(3,779,043)	(3,792,291)	(3,779,043)	(3,792,291)

Total shareholders’ equity	$5,566,477	$5,253,005	$5,566,477	$5,253,005

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	Six months ended
	2019	2018
	(in thousands)
Cash flows from operating activities:
Net income	$285,828	$176,719
Adjustments to reconcile net income to net cash used in operating activities:
Net investment (gains) losses	(33,996)	54,002
Net realized and unrealized gains on other investments	(38,128)	(26,876)
Amortization of fixed maturities	8,592	15,642
Interest in income of equity method investments	(4,853)	(1,891)
Amortization of value of business acquired	20,298	110,517
Other amortization and depreciation	41,444	22,680
Share-based compensation expense, net of cash payments	9,100	11,707
Changes in:
Accrued interest receivable	(2,244)	(1,839)
Reinsurance recoverable balances on unpaid and paid losses	(146,353)	(283,733)
Deferred acquisition costs	(91,193)	(240,320)
Prepaid reinsurance premiums	(279,659)	(361,482)
Reserve for losses and loss expenses	(21,446)	118,803
Unearned premiums	869,640	991,992
Insurance and reinsurance balances, net	(580,450)	(654,090)
Other items	(53,163)	25,718
Net cash used in operating activities	(16,583)	(42,451)

Cash flows from investing activities:
Purchases of:
Fixed maturities	(5,014,725)	(4,910,021)
Equity securities	(26,971)	(49,498)
Mortgage loans	(95,906)	(60,195)
Other investments	(141,525)	(57,477)
Short-term investments	(100,936)	(239,313)
Proceeds from the sale of:
Fixed maturities	3,796,747	4,452,631
Equity securities	2,456	219,916
Other investments	163,773	91,946
Short-term investments	205,607	101,510
Proceeds from redemption of fixed maturities	569,922	706,487
Proceeds from redemption of short-term investments	7,571	30,572
Proceeds from the repayment of mortgage loans	486	40,741
Purchase of other assets	(32,747)	(13,043)
Net cash provided by (used in) investing activities	(666,248)	314,256

Cash flows from financing activities:
Taxes paid on withholding shares	(9,414)	(8,676)
Dividends paid - common shares	(69,948)	(68,172)
Dividends paid - preferred shares	(21,313)	(21,313)
Net proceeds from issuance of senior notes	296,334	—
Redemption of senior notes	(250,000)	—
Net cash used in financing activities	(54,341)	(98,161)

Effect of exchange rate changes on foreign currency cash, cash equivalents, and restricted cash	1,866	(10,737)
Increase (decrease) in cash, cash equivalents, and restricted cash	(735,306)	162,907
Cash, cash equivalents, and restricted cash - beginning of period	1,830,020	1,363,786
Cash, cash equivalents, and restricted cash - end of period	$1,094,714	$1,526,693

Supplemental disclosures of cash flow information:
Income taxes paid	$13,405	$7,350
Interest paid	$31,438	$32,550
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

In addition to electing the package of practical expedients, the Company made an accounting policy election to account for non-lease components separately from lease components. As a result, the non-lease components associated with the Company's leases are not included in the lease liabilities and right-of-use assets in the Company's consolidated balance at June 30, 2019.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Further, the Company made an accounting policy election not to record office property and equipment leases with an initial term of 12 months or less (short-term) in the Company's consolidated balance sheets. For the six months ended June 30, 2019, the Company recognized expense for short-term leases of $0.8 million in the Company's consolidated statements of operations. The adoption of this guidance did not impact the Company's retained earnings or liquidity and did not have a material impact on its results of operations.

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

Recently Issued Accounting Standards Not Yet Adopted

Measurement of Credit Losses on Financial Instrument

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments" which replaces the "incurred loss" impairment methodology with an approach based on "expected losses" to estimate credit losses on certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company's insurance and reinsurance premium balances receivable and its reinsurance recoverable on unpaid and paid losses and loss expenses are its most significant financial assets within the scope of ASU 2016-13. The guidance requires financial assets to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the cost of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The Company will also be impacted by the targeted changes to the impairment model for available for sale securities introduced in ASU 2016-13. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses. This guidance is effective for interim and annual periods beginning after December 15, 2019. The Company is currently evaluating the impact of this guidance on its results of operations, financial condition and liquidity.

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

Reinsurance
The Company's reinsurance segment provides treaty reinsurance to insurance companies on a worldwide basis. The product lines in this segment are catastrophe, property, professional lines, credit and surety, motor, liability, agriculture, engineering, marine and other accident and health, and discontinued lines - Novae.

The following tables present the underwriting results of the Company's reportable segments, as well as the carrying values of allocated goodwill and intangible assets:

	2019			2018
Three months ended and at June 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$968,325	$679,435	$1,647,760	$1,026,644	$624,181	$1,650,825
Net premiums written	591,909	478,412	1,070,321	598,179	402,276	1,000,455
Net premiums earned	537,260	586,347	1,123,607	577,271	608,277	1,185,548
Other insurance related income (losses)	(695)	3,620	2,925	1,214	2,516	3,730
Net losses and loss expenses	(308,703)	(363,760)	(672,463)	(328,773)	(377,868)	(706,641)
Acquisition costs	(111,655)	(130,708)	(242,363)	(90,864)	(141,088)	(231,952)
General and administrative expenses	(104,898)	(28,149)	(133,047)	(102,369)	(32,590)	(134,959)
Underwriting income	$11,309	$67,350	78,659	$56,479	$59,247	115,726

Net investment income			137,949			109,960
Net investment gains (losses)			21,225			(45,093)
Corporate expenses			(32,348)			(30,254)
Foreign exchange gains			12,381			44,099
Interest expense and financing costs			(15,607)			(17,098)
Transaction and reorganization expenses			(3,276)			(18,772)
Amortization of value of business acquired			(7,194)			(53,407)
Amortization of intangible assets			(2,912)			(4,029)
Income before income taxes and interest in income of equity method investments			$188,877			$101,132

Net losses and loss expenses ratio	57.5%	62.0%	59.8%	57.0%	62.1%	59.6%
Acquisition cost ratio	20.8%	22.3%	21.6%	15.7%	23.2%	19.6%
General and administrative expense ratio	19.5%	4.8%	14.7%	17.7%	5.4%	13.9%
Combined ratio	97.8%	89.1%	96.1%	90.4%	90.7%	93.1%

Total intangible assets	$353,428	$—	$353,428	$450,073	$—	$450,073

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	SEGMENT INFORMATION (CONTINUED)

	2019			2018
Six months ended and at June 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$1,819,421	$2,411,565	$4,230,986	$1,907,492	$2,406,128	$4,313,620
Net premiums written	1,121,149	1,726,232	2,847,381	1,146,071	1,840,255	2,986,326
Net premiums earned	1,094,022	1,163,797	2,257,819	1,157,330	1,195,620	2,352,950
Other insurance related income	1,046	8,806	9,852	1,833	8,502	10,335
Net losses and loss expenses	(622,479)	(714,012)	(1,336,491)	(650,312)	(717,674)	(1,367,986)
Acquisition costs	(229,430)	(273,351)	(502,781)	(178,193)	(283,019)	(461,212)
General and administrative expenses	(210,932)	(60,988)	(271,920)	(204,738)	(69,886)	(274,624)
Underwriting income	$32,227	$124,252	156,479	$125,920	$133,543	259,463

Net investment income			245,254			210,961
Net investment gains (losses)			33,996			(59,923)
Corporate expenses			(68,566)			(60,425)
Foreign exchange gains			5,325			6,239
Interest expense and financing costs			(31,502)			(33,861)
Transaction and reorganization expenses			(18,096)			(31,825)
Amortization of value of business acquired			(20,298)			(110,517)
Amortization of intangible assets			(5,914)			(6,811)
Income before income taxes and interest in income of equity method investments			$296,678			$173,301

Net losses and loss expenses ratio	56.9%	61.4%	59.2%	56.2%	60.0%	58.1%
Acquisition cost ratio	21.0%	23.5%	22.3%	15.4%	23.7%	19.6%
General and administrative expense ratio	19.2%	5.2%	15.0%	17.7%	5.8%	14.3%
Combined ratio	97.1%	90.1%	96.5%	89.3%	89.5%	92.0%

Total intangible assets	$353,428	$—	$353,428	$450,073	$—	$450,073

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS

a)     Fixed Maturities and Equity securities

Fixed maturities

The amortized cost and fair values of the Company's fixed maturities classified as available for sale were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Non-credit OTTI in AOCI(5)

At June 30, 2019
Fixed maturities
U.S. government and agency	$2,288,204	$30,488	$(1,265)	$2,317,427	$—
Non-U.S. government	539,588	6,959	(8,723)	537,824	—
Corporate debt	4,850,141	114,591	(19,147)	4,945,585	—
Agency RMBS(1)	1,669,160	24,127	(6,375)	1,686,912	—
CMBS(2)	1,150,370	34,613	(715)	1,184,268	—
Non-Agency RMBS	55,985	1,308	(1,313)	55,980	(740)
ABS(3)	1,600,846	5,871	(5,946)	1,600,771	—
Municipals(4)	189,480	4,828	(120)	194,188	—
Total fixed maturities	$12,343,774	$222,785	$(43,604)	$12,522,955	$(740)

At December 31, 2018
Fixed maturities
U.S. government and agency	$1,520,142	$4,232	$(8,677)	$1,515,697	$—
Non-U.S. government	507,550	1,586	(16,120)	493,016	—
Corporate debt	4,990,279	15,086	(128,444)	4,876,921	—
Agency RMBS(1)	1,666,684	6,508	(29,884)	1,643,308	—
CMBS(2)	1,103,507	2,818	(13,795)	1,092,530	—
Non-Agency RMBS	40,732	1,237	(1,282)	40,687	(857)
ABS(3)	1,651,350	1,493	(15,240)	1,637,603	—
Municipals(4)	136,068	914	(1,397)	135,585	—
Total fixed maturities	$11,616,312	$33,874	$(214,839)	$11,435,347	$(857)

(1)	Residential mortgage-backed securities ("RMBS") originated by U.S. government-sponsored agencies.

(2)	Commercial mortgage-backed securities ("CMBS").

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

Equity Securities

The cost and fair values of the Company's equity securities were as follows:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
At June 30, 2019
Equity securities
Common stocks	$695	$21	$(459)	$257
Exchange-traded funds	213,909	61,531	(2,171)	273,269
Bond mutual funds	163,291	—	(3,410)	159,881
Total equity securities	$377,895	$61,552	$(6,040)	$433,407

At December 31, 2018
Equity securities
Common stocks	$790	$112	$(375)	$527
Exchange-traded funds	213,420	33,498	(10,079)	236,839
Bond mutual funds	151,695	—	(7,428)	144,267
Total equity securities	$365,905	$33,610	$(17,882)	$381,633

In the normal course of investing activities, the Company actively manages allocations to non-controlling tranches of structured securities which are variable interests issued by Variable Interest Entities ("VIEs"). These structured securities include RMBS, CMBS and ABS. The Company also invests in limited partnerships including hedge funds, direct lending funds, private equity funds and real estate funds as well as CLO equity tranched securities, which are all variable interests issued by VIEs (refer to Note 3(c) 'Other Investments'). The Company does not have the power to direct the activities that are most significant to the economic performance of the VIEs therefore the Company is not the primary beneficiary of any of these VIEs. The maximum exposure to loss on these interests is limited to the amount of investment made by the Company. The Company has not provided financial or other support to these structured securities other than the original investment.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

Contractual Maturities

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The contractual maturities of fixed maturities are shown below:

	Amortized cost	Fair value	% of Total fair value

At June 30, 2019
Maturity
Due in one year or less	$388,837	$388,997	3.1%
Due after one year through five years	5,169,170	5,237,935	41.8%
Due after five years through ten years	1,921,131	1,967,360	15.7%
Due after ten years	388,275	400,732	3.2%
	7,867,413	7,995,024	63.8%
Agency RMBS	1,669,160	1,686,912	13.5%
CMBS	1,150,370	1,184,268	9.5%
Non-Agency RMBS	55,985	55,980	0.4%
ABS	1,600,846	1,600,771	12.8%
Total	$12,343,774	$12,522,955	100.0%

At December 31, 2018
Maturity
Due in one year or less	$430,390	$426,142	3.7%
Due after one year through five years	4,751,064	4,691,263	41.0%
Due after five years through ten years	1,762,452	1,697,737	14.8%
Due after ten years	210,133	206,077	1.8%
	7,154,039	7,021,219	61.3%
Agency RMBS	1,666,684	1,643,308	14.4%
CMBS	1,103,507	1,092,530	9.6%
Non-Agency RMBS	40,732	40,687	0.4%
ABS	1,651,350	1,637,603	14.3%
Total	$11,616,312	$11,435,347	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

 Gross Unrealized Losses

The following table summarizes fixed maturities and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

At June 30, 2019
Fixed maturities
U.S. government and agency	$111,237	$(1,085)	$174,271	$(180)	$285,508	$(1,265)
Non-U.S. government	130,187	(6,343)	111,035	(2,380)	241,222	(8,723)
Corporate debt	479,376	(10,405)	484,354	(8,742)	963,730	(19,147)
Agency RMBS	557,096	(6,256)	66,210	(119)	623,306	(6,375)
CMBS	18,034	(27)	136,832	(688)	154,866	(715)
Non-Agency RMBS	5,845	(973)	15,760	(340)	21,605	(1,313)
ABS	400,246	(3,609)	487,791	(2,337)	888,037	(5,946)
Municipals	9,980	(120)	—	—	9,980	(120)
Total fixed maturities	$1,712,001	$(28,818)	$1,476,253	$(14,786)	$3,188,254	$(43,604)

At December 31, 2018
Fixed maturities
U.S. government and agency	$374,030	$(7,659)	$424,439	$(1,018)	$798,469	$(8,677)
Non-U.S. government	44,339	(2,004)	303,376	(14,116)	347,715	(16,120)
Corporate debt	1,439,378	(58,915)	2,547,135	(69,529)	3,986,513	(128,444)
Agency RMBS	940,645	(29,255)	117,181	(629)	1,057,826	(29,884)
CMBS	455,582	(11,430)	353,802	(2,365)	809,384	(13,795)
Non-Agency RMBS	9,494	(1,170)	11,432	(112)	20,926	(1,282)
ABS	237,237	(2,755)	1,150,692	(12,485)	1,387,929	(15,240)
Municipals	68,814	(1,373)	9,894	(24)	78,708	(1,397)
Total fixed maturities	$3,569,519	$(114,561)	$4,917,951	$(100,278)	$8,487,470	$(214,839)

Fixed Maturities

At June 30, 2019, 1,614 fixed maturities (2018: 3,599) were in an unrealized loss position of $44 million (2018: $215 million), of which $12 million (2018: $49 million) was related to securities below investment grade or not rated.

At June 30, 2019, 958 fixed maturities (2018: 1,656) had been in a continuous unrealized loss position for twelve months or greater and had a fair value of $1,712 million (2018: $3,570 million). Following a credit impairment review, it was concluded that these securities as well as the remaining securities in an unrealized loss position were temporarily impaired at June 30, 2019, and were expected to recover in value as the securities approach maturity. At June 30, 2019, the Company did not intend to sell the securities in an unrealized loss position and it is more likely than not that the Company will not be required to sell these securities before the anticipated recovery of their amortized costs.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

b) Mortgage Loans

The following table provides details of the Company's mortgage loans held-for-investment:

	June 30, 2019		December 31, 2018
	Carrying value	% of Total	Carrying value	% of Total

Mortgage Loans held-for-investment:
Commercial	$394,179	100%	$298,650	100%
Total Mortgage Loans held-for-investment	$394,179	100%	$298,650	100%

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

The Company has a high quality mortgage loan portfolio with weighted average debt service coverage ratios in excess of 2.1x and weighted average loan-to-value ratios of less than 57%. At June 30, 2019, there are no credit losses or past due amounts associated with the commercial mortgage loans held by the Company.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

c) Other Investments

The following tables provide a summary of the Company's other investments, together with additional information relating to the liquidity of each category:

	Fair value		Redemption frequency (if currently eligible)	Redemption notice period

At June 30, 2019
Long/short equity funds	$30,526	4%	Annually	60 days
Multi-strategy funds	165,123	21%	Quarterly, Semi-annually	60-90 days
Direct lending funds	273,864	34%	n/a	n/a
Private equity funds	60,285	8%	n/a	n/a
Real estate funds	134,763	17%	n/a	n/a
CLO-Equities	17,798	1%	n/a	n/a
Other privately held investments	28,452	4%	n/a	n/a
Overseas deposits	91,253	11%	n/a	n/a
Total other investments	$802,064	100%

At December 31, 2018
Long/short equity funds	$26,779	3%	Annually	60 days
Multi-strategy funds	167,819	22%	Quarterly, Semi-annually, Annually	45-95 days
Direct lending funds	274,478	35%	n/a	n/a
Private equity funds	64,566	8%	n/a	n/a
Real estate funds	84,202	11%	n/a	n/a
CLO-Equities	21,271	2%	n/a	n/a
Other privately held investments	44,518	6%	n/a	n/a
Overseas deposits	104,154	13%	n/a	n/a
Total other investments	$787,787	100%

n/a - not applicable

The investment strategies for the above funds are as follows:

•	Long/short equity funds: Seek to achieve attractive returns primarily by executing an equity trading strategy involving long and short investments in publicly-traded equity securities.

•
Multi-strategy funds: Seek to achieve above-market returns by pursuing multiple investment strategies to diversify risks and reduce volatility. This category primarily includes funds of hedge funds which invest in a large pool of hedge funds across a diversified range of hedge fund strategies.

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

whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund's net assets which may otherwise hinder the general partner or investment manager's ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During the six months ended June 30, 2019 and 2018, neither of these restrictions impacted the Company's redemption requests. At June 30, 2019, $63 million (2018: $27 million), representing 32% (2018: 14%) of total hedge funds, relate to holdings where the Company is still within the lockup period. The expiration of these lockup periods range from October 2020 to March 2022.

At June 30, 2019, the Company had $193 million (2018: $210 million) of unfunded commitments as a limited partner in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from five to ten years and the General Partners of certain funds have the option to extend the term by up to three years.
At June 30, 2019, the Company had $39 million (2018: $84 million) of unfunded commitments as a limited partner in multi-strategy hedge funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until after the completion of the funds' investment term. These funds have investment terms ranging from two years to the dissolution of the underlying fund.
At June 30, 2019, the Company had $100 million (2018: $147 million) of unfunded commitments as a limited partner in funds which invest in real estate and real estate securities and businesses. These funds include an open-ended fund and funds with investment terms ranging from seven years to the dissolution of the underlying fund.

At June 30, 2019, the Company had $15 million (2018: $16 million) of unfunded commitments as a limited partner in a private equity fund. The life of the fund is subject to the dissolution of the underlying funds. The Company expects the overall holding period to be over ten years.

During 2015, the Company made a $50 million commitment as a limited partner of a bank revolver opportunity fund. The fund has an investment term of seven years and the General Partners have the option to extend the term by up to two years. At June 30, 2019, this commitment remains unfunded. It is not anticipated that the full amount of this fund will be drawn.

Syndicate 2007 holds overseas deposits which include investments in private funds where the underlying investments are primarily U.S. government, non-U.S. government and corporate debt securities. The funds do not trade on an exchange and therefore are not included within available for sale investments.

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

e) Net Investment Income

Net investment income was derived from the following sources:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Fixed maturities	$97,370	$88,320	$188,752	$172,279
Other investments	31,232	14,541	38,128	28,246
Equity securities	3,197	3,158	5,525	4,916
Mortgage loans	3,689	3,357	6,752	6,483
Cash and cash equivalents	8,138	5,627	13,940	9,779
Short-term investments	1,108	1,645	5,002	2,520
Gross investment income	144,734	116,648	258,099	224,223
Investment expenses	(6,785)	(6,688)	(12,845)	(13,262)
Net investment income	$137,949	$109,960	$245,254	$210,961

f) Net Investment Gains (Losses)

The following table provides an analysis of net investment gains (losses):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Gross realized investment gains
Fixed maturities and short-term investments	$18,971	$5,761	$29,409	$37,389
Equity securities	154	1,147	1,598	18,662
Gross realized investment gains	19,125	6,908	31,007	56,051
Gross realized investment losses
Fixed maturities and short-term investments	(9,978)	(44,442)	(30,257)	(87,977)
Equity securities	(29)	—	(122)	(1,234)
Gross realized investment losses	(10,007)	(44,442)	(30,379)	(89,211)
Net OTTI recognized in net income	(834)	(1,674)	(4,870)	(2,088)
Change in fair value of investment derivatives(1)	(204)	5,134	(2,305)	7,157
Net unrealized gains (losses) on equity securities	13,145	(11,019)	40,543	(31,832)
Net investment gains (losses)	$21,225	$(45,093)	$33,996	$(59,923)

(1) Refer to Note 5 'Derivative Instruments'.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

The following table summarizes the OTTI recognized in net income by asset class:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Fixed maturities:
Non-U.S. government	$—	$22	$60	$22
Corporate debt	834	1,652	4,810	2,066
Total OTTI recognized in net income	$834	$1,674	$4,870	$2,088

The following table provides a roll forward of the credit losses ("credit loss table") before income taxes, for which a component of the OTTI charge was recognized in AOCI:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Balance at beginning of period	$472	$1,484	$510	$1,494
Credit impairments recognized on securities not previously impaired	—	—	—	—
Additional credit impairments recognized on securities previously impaired	—	—	—	—
Change in timing of future cash flows on securities previously impaired	—	—	—	—
Intent to sell of securities previously impaired	—	—	—	—
Securities sold/redeemed/matured	(79)	(12)	(117)	(22)
Balance at end of period	$393	$1,472	$393	$1,472

g) Reverse Repurchase Agreements

At June 30, 2019, the Company held no (2018: $189 million) reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents in the Company's consolidated balance sheets. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, the Company receives principal and interest income. The Company monitors the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction.

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

Accordingly, the degree of judgment exercised by management in determining fair value is greatest for financial instruments categorized as Level 3. In periods of market dislocation, the observability of prices and inputs may be reduced for many financial instruments. This may lead the Company to change the selection of valuation technique (from market to cash flow approach) or may cause the Company to use multiple valuation techniques to estimate the fair value of a financial instrument. This circumstance could cause an instrument to be reclassified between levels within the fair value hierarchy.

Valuation Techniques

The valuation techniques, including significant inputs and assumptions generally used to determine the fair values of the Company's financial instruments as well as the classification of the fair values of its financial instruments in the fair value hierarchy are described in detail below.

Fixed Maturities

At each valuation date, the Company uses the market approach valuation technique to estimate the fair value of its fixed maturities portfolio, when possible. The market approach includes, but is not limited to, prices obtained from third party pricing services for identical or comparable securities and the use of "pricing matrix models" using observable market inputs such as yield curves, credit risks and spreads, measures of volatility, and prepayment speeds. Pricing from third party pricing services is sourced from multiple vendors, when available, and the Company maintains a vendor hierarchy by asset type based on historical pricing experience and vendor expertise. When prices are unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers who are active in the corresponding markets. The valuation techniques including significant inputs and assumptions generally used to determine the fair values of the Company's fixed maturities by asset class as well as the classifications of the fair values of these securities in the fair value hierarchy are described in detail below.

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

ABS

ABS include mostly investment-grade bonds backed by pools of loans with a variety of underlying collateral, including auto loans, student loans, credit card receivables, CDOs and CLOs, originated by a variety of financial institutions. The fair values of these securities are determined using a model which uses prepayment speeds and spreads sourced primarily from the new issue market. As the significant inputs used to price these securities are observable market inputs, the fair values of ABS are generally classified as Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers to estimate fair value. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, the fair values of these securities are classified as Level 3.

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

The fair value of the indirect investment in CLO-Equities is estimated using an income approach valuation technique, specifically an externally developed discounted cash flow model due to the lack of observable and relevant trades in secondary markets. As the significant inputs used to price this security are unobservable, the fair value of the indirect investment in CLO-Equities is classified as Level 3.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The tables below present the financial instruments measured at fair value on a recurring basis for the periods indicated:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At June 30, 2019
Assets
Fixed maturities
U.S. government and agency	$2,281,604	$35,823	$—	$—	$2,317,427
Non-U.S. government	—	537,824	—	—	537,824
Corporate debt	—	4,906,448	39,137	—	4,945,585
Agency RMBS	—	1,686,912	—	—	1,686,912
CMBS	—	1,174,376	9,892	—	1,184,268
Non-Agency RMBS	—	55,980	—	—	55,980
ABS	—	1,600,280	491	—	1,600,771
Municipals	—	194,188	—	—	194,188
	2,281,604	10,191,831	49,520	—	12,522,955
Equity securities
Common stocks	257	—	—	—	257
Exchange-traded funds	273,269	—	—	—	273,269
Bond mutual funds	—	159,881	—	—	159,881
	273,526	159,881	—	—	433,407
Other investments
Hedge funds (1)	—	—	—	195,649	195,649
Direct lending funds	—	—	—	273,864	273,864
Private equity funds	—	—	—	60,285	60,285
Real estate funds	—	—	—	134,763	134,763
Other privately held investments	—	—	28,452	—	28,452
CLO-Equities	—	—	17,798	—	17,798
Overseas deposits	—	91,253	—	—	91,253
	—	91,253	46,250	664,561	802,064
Short-term investments	—	32,421	—	—	32,421
Other assets
Derivative instruments (refer to Note 5)	—	863	—	—	863
Total Assets	$2,555,130	$10,476,249	$95,770	$664,561	$13,791,710
Liabilities
Derivative instruments (refer to Note 5)	$—	$2,686	$10,262	$—	$12,948
Cash settled awards (refer to Note 8)	—	12,946	—	—	12,946
Total Liabilities	$—	$15,632	$10,262	$—	$25,894

(1) Includes Long/short equity and Multi-strategy funds.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At December 31, 2018
Assets
Fixed maturities
U.S. government and agency	$1,480,466	$35,231	$—	$—	$1,515,697
Non-U.S. government	—	493,016	—	—	493,016
Corporate debt	—	4,827,909	49,012	—	4,876,921
Agency RMBS	—	1,643,308	—	—	1,643,308
CMBS	—	1,073,396	19,134	—	1,092,530
Non-Agency RMBS	—	40,687	—	—	40,687
ABS	—	1,619,070	18,533	—	1,637,603
Municipals	—	135,585	—	—	135,585
	1,480,466	9,868,202	86,679	—	11,435,347
Equity securities
Common stocks	527	—	—	—	527
Exchange-traded funds	236,839	—	—	—	236,839
Bond mutual funds	—	144,267	—	—	144,267
	237,366	144,267	—	—	381,633
Other investments
Hedge funds (1)	—	—	—	194,598	194,598
Direct lending funds	—	—	—	274,478	274,478
Private equity funds	—	—	—	64,566	64,566
Real estate funds	—	—	—	84,202	84,202
Other privately held investments	—	—	44,518	—	44,518
CLO-Equities	—	—	21,271	—	21,271
Overseas deposits	—	104,154	—	—	104,154
	—	104,154	65,789	617,844	787,787
Short-term investments	—	144,040	—	—	144,040
Other assets
Derivative instruments (refer to Note 5)	—	8,237	—	—	8,237
Total Assets	$1,717,832	$10,268,900	$152,468	$617,844	$12,757,044
Liabilities
Derivative instruments (refer to Note 5)	$—	$4,223	$10,299	$—	$14,522
Cash settled awards (refer to Note 8)	—	20,648	—	—	20,648
Total Liabilities	$—	$24,871	$10,299	$—	$35,170

(1) Includes Long/short equity and Multi-strategy funds.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The following table quantifies the significant unobservable inputs used in estimating fair values at June 30, 2019 of investments classified as Level 3 in the fair value hierarchy.

	Fair value	Valuation technique	Unobservable input	Range	Weighted average

Other investments - CLO-Equities	$17,798	Discounted cash flow	Default rates	3.0%	3.0%
			Loss severity rate	35.0%	35.0%
			Collateral spreads	3.0%	3.0%
			Estimated maturity dates	7 years	7 years

Other investments - Other privately held investments	$28,452	Discounted cash flow	Discount rate	3.0%	3.0%

Derivatives - Other underwriting-related derivatives	$(10,262)	Discounted cash flow	Discount rate	1.9%	1.9%

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

On a quarterly basis, the Company's valuation process for its indirect investment in CLO-Equities includes a review of the underlying cash flows and key assumptions used in the discounted cash flow model. The above significant unobservable inputs are reviewed and updated based on information obtained from secondary markets, including information received from the managers of the Company's CLO-Equities portfolio. In order to assess the reasonableness of the inputs the Company uses in its models, the Company maintains an understanding of current market conditions, historical results, as well as emerging trends that may impact future cash flows. In addition, the assumptions the Company uses in its models are updated through regular communication with industry participants and ongoing monitoring of the deals in which the Company participates.

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

Derivatives - Other Underwriting-related Derivatives

Other underwriting-related derivatives are initially valued at cost which approximates fair value. In subsequent measurement periods, the fair values of these derivatives are determined using internally developed discounted cash flow models which use appropriate discount rates. The selection of an appropriate discount rate is judgmental and is the most significant unobservable input used in the valuation of these derivatives. A significant increase (decrease) in this input in isolation could result in a significantly lower (higher) fair value measurement for the derivative contracts. In order to assess the reasonableness of the inputs the Company uses in the discounted cash flow model, the Company maintains an understanding of current market conditions, historical results, as well as contract specific information that may impact future cash flows.

The following tables present changes in Level 3 for financial instruments measured at fair value on a recurring basis for the periods indicated:

	Opening balance	Transfers into Level 3	Transfers out of Level 3	Included in net income(1)	Included in OCI (2)	Purchases	Sales	Settlements/ distributions	Closing balance	Change in unrealized investment gains/(losses) (3)

Three months ended June 30, 2019
Fixed maturities
Corporate debt	$41,125	$—	$—	$(763)	$309	$—	$(31)	$(1,503)	$39,137	$—
CMBS	11,145	—	—	—	21	—	—	(1,274)	9,892	—
ABS	12,043	—	(11,564)	—	12	—	—	—	491	—
	64,313	—	(11,564)	(763)	342	—	(31)	(2,777)	49,520	—
Other investments
Other privately held investments	47,685	—	—	14,194	—	—	(33,427)	—	28,452	767
CLO - Equities	18,022	—	—	833	—	—	—	(1,057)	17,798	833
	65,707	—	—	15,027	—	—	(33,427)	(1,057)	46,250	1,600
Total assets	$130,020	$—	$(11,564)	$14,264	$342	$—	$(33,458)	$(3,834)	$95,770	$1,600

Other liabilities
Derivative instruments	$10,233	$—	$—	$29	$—	$—	$—	$—	$10,262	$29
Total liabilities	$10,233	$—	$—	$29	$—	$—	$—	$—	$10,262	$29

Six months ended June 30, 2019
Fixed maturities
Corporate debt	$49,012	$—	$—	$(1,459)	$933	$—	$(5,578)	$(3,771)	$39,137	$—
CMBS	19,134	—	(4,767)	—	164	—	—	(4,639)	9,892	—
ABS	18,533	—	(27,966)	—	174	9,750	—	—	491	—
	86,679	—	(32,733)	(1,459)	1,271	9,750	(5,578)	(8,410)	49,520	—
Other investments
Other privately held investments	44,518	—	—	14,861	—	2,500	(33,427)	—	28,452	1,434
CLO - Equities	21,271	—	—	1,248	—	—	—	(4,721)	17,798	1,248
	65,789	—	—	16,109	—	2,500	(33,427)	(4,721)	46,250	2,682
Total assets	$152,468	$—	$(32,733)	$14,650	$1,271	$12,250	$(39,005)	$(13,131)	$95,770	$2,682

Other liabilities
Derivative instruments	$10,299	$—	$—	$(37)	$—	$—	$—	$—	$10,262	$(37)
Total liabilities	$10,299	$—	$—	$(37)	$—	$—	$—	$—	$10,262	$(37)

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

Transfers into Level 3 from Level 2

There were no transfers into Level 3 from Level 2 made during the three and six months ended June 30, 2019. The transfers into Level 3 from Level 2 made during the three and six months ended June 30, 2018 were primarily due to the lack of observable market inputs and multiple quotes from pricing vendors and broker-dealers for certain fixed maturities.

Transfers out of Level 3 into Level 2

The transfers out of Level 3 into Level 2 made during the three and six months ended June 30, 2019 and 2018 were primarily due to the availability of observable market inputs and multiple quotes from pricing vendors for certain fixed maturities.

Measuring the Fair Value of Other Investments Using Net Asset Valuations ("NAVs")

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

For direct lending funds, private equity funds, real estate funds and two of the Company's hedge funds, valuation statements are typically released on a reporting lag therefore the Company estimates the fair value of these funds by starting with the most recent fund valuations and adjusting for capital calls, redemptions, drawdowns and distributions. Return estimates are not available from the relevant fund managers for these funds therefore the Company typically has a reporting lag in its fair value measurements of these funds. For the six months ended June 30, 2019, funds reported on a lag represented 64% (2018: 61%) of the Company's total other investments balance.

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

At June 30, 2019, the carrying values of cash and cash equivalents including restricted amounts, accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated their fair values due to their respective short maturities. As these financial instruments are not actively traded, their fair values are classified as Level 2.

At June 30, 2019, the carrying value of mortgage loans held-for-investment approximated their fair value. The fair values of mortgage loans are primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk, or are determined from pricing for similar loans. As mortgage loans are not actively traded their fair values are classified as Level 3.

At June 30, 2019, senior notes are recorded at amortized cost with a carrying value of $1,388 million (2018: $1,342 million) and a fair value of $1,443 million (2018: $1,334 million). The fair values of these senior notes are based on prices obtained from a third party pricing service and are determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As the yields for the risk-free yield curve and the spreads are observable market inputs, the fair values of senior notes are classified as Level 2.

5.	DERIVATIVE INSTRUMENTS

The balance sheet classifications of derivatives recorded at fair value are shown in the following table:

	June 30, 2019			December 31, 2018
	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)

Relating to investment portfolio:
Foreign exchange forward contracts	$189,811	$147	$1,074	$79,336	$262	$531
Interest rate swaps	—	—	—	150,000	—	1,116
Relating to underwriting portfolio:
Foreign exchange forward contracts	534,811	716	1,612	737,419	7,975	2,576
Other underwriting-related contracts	85,000	—	10,262	85,000	—	10,299
Total derivatives		$863	$12,948		$8,237	$14,522

(1)	Asset and liability derivatives are classified within other assets and other liabilities in the consolidated balance sheets.

The notional amounts of derivative contracts which represent the basis upon which amounts paid or received are calculated and are presented in the above table to quantify the volume of the Company's derivative activities. Notional amounts are not reflective of credit risk.

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

A reconciliation of gross derivative assets and liabilities to the net amounts presented in the consolidated balance sheets, with the difference being attributable to the impact of master netting agreements, is shown in the following table:

	June 30, 2019			December 31, 2018
	Gross amounts	Gross amounts offset	Net amounts(1)	Gross amounts	Gross amounts offset	Net amounts(1)

Derivative assets	$2,577	$(1,714)	$863	$11,967	$(3,730)	$8,237
Derivative liabilities	$14,662	$(1,714)	$12,948	$18,252	$(3,730)	$14,522

(1)	Net asset and liability derivatives are classified within other assets and other liabilities in the consolidated balance sheets.

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

b) Relating to Underwriting Portfolio

Foreign Currency Risk

The Company's insurance and reinsurance subsidiaries and branches operate in various countries. Some of its business is written in currencies other than the U.S. dollar, therefore the underwriting portfolio is exposed to significant foreign currency risk. The Company manages foreign currency risk by seeking to match its foreign-denominated net liabilities under insurance and reinsurance contracts with cash and investments that are denominated in the same currencies. The Company uses derivative instruments, specifically, forward contracts to economically hedge foreign currency exposures.

Other Underwriting-related Risks

The Company enters into insurance and reinsurance contracts that are accounted for as derivatives. These insurance or reinsurance contracts provide indemnification to an insured or cedant as a result of a change in a variable as opposed to an identifiable insurable event. The Company considers these contracts to be part of its underwriting operations.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	DERIVATIVE INSTRUMENTS (CONTINUED)

The total unrealized and realized gains (losses) recognized in net income for derivatives not designated as hedges are shown in the following table:

	Location of gain (loss) recognized in net income	Three months ended June 30,		Six months ended June 30,
		2019	2018	2019	2018

Relating to investment portfolio:
Foreign exchange forward contracts	Net investment gains (losses)	$620	$2,515	$1,372	$1,323
Interest rate swaps	Net investment gains (losses)	(824)	2,619	(3,677)	5,833
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange gains (losses)	802	(7,809)	(9,715)	(138)
Other underwriting-related contracts	Other insurance related income (losses)	271	647	618	1,548
Total		$869	$(2,028)	$(11,402)	$8,566

6.    RESERVE FOR LOSSES AND LOSS EXPENSES

Reserve Roll-Forward

The following table presents a reconciliation of the Company's beginning and ending net reserve for unpaid losses and loss expenses:

	Six months ended June 30,
	2019	2018

Gross reserve for losses and loss expenses, beginning of period	$12,280,769	$12,997,553
Less reinsurance recoverable on unpaid losses, beginning of period	(3,501,669)	(3,159,514)
Net reserve for unpaid losses and loss expenses, beginning of period	8,779,100	9,838,039

Net incurred losses and loss expenses related to:
Current year	1,374,784	1,482,409
Prior years	(38,293)	(114,423)
	1,336,491	1,367,986
Net paid losses and loss expenses related to:
Current year	(132,111)	(186,576)
Prior years	(1,304,413)	(1,233,793)
	(1,436,524)	(1,420,369)

Foreign exchange and other	10,832	(985,628)

Net reserve for unpaid losses and loss expenses, end of period	8,689,899	8,800,028
Reinsurance recoverable on unpaid losses, end of period	3,564,812	3,152,706
Gross reserve for losses and loss expenses, end of period	$12,254,711	$11,952,734

The Company writes business with loss experience generally characterized as low frequency and high severity in nature, which can result in volatility in its financial results. During the six months ended June 30, 2019, the Company recognized net losses and loss expenses of $36 million (2018: $73 million) attributable to catastrophe and weather-related events.

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

On January 1, 2018, AXIS Managing Agency Limited, the managing agent of Syndicate 2007 entered into an agreement for the RITC of the 2015 and prior years of account of Syndicate 2007. This agreement was accounted for as a novation reinsurance contract. At June 30, 2018, foreign exchange and other included a reduction in reserves for losses and loss expenses of $819 million related to this transaction.

Prior Year Development

The Company's net favorable prior year reserve development arises from changes to loss and loss expense estimates related to loss events that occurred in previous calendar years. The following table presents net prior year reserve development by segment:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Insurance	$21,326	$24,294	$28,240	$47,068
Reinsurance	2,295	35,822	10,053	67,355
Total	$23,621	$60,116	$38,293	$114,423

The following tables map the Company's lines of business to reserve classes and the expected claim tails:

Insurance segment
Reserve class and tail

	Property and other	Marine	Aviation	Credit and political risk	Professional lines	Liability

	Short	Short	Short/Medium	Medium	Medium	Long

Reported lines of business
Property	X
Marine		X
Terrorism	X
Aviation			X
Credit and political risk				X
Professional lines					X
Liability						X
Accident and health	X
Discontinued lines - Novae	X				X	X

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance segment
Reserve class and tail

	Property and other	Credit and surety	Professional lines	Motor	Liability

	Short	Medium	Medium	Long	Long

Reported lines of business
Catastrophe	X
Property	X
Credit and surety		X
Professional lines			X
Motor				X
Liability					X
Engineering	X
Agriculture	X
Marine and other	X
Accident and health	X
Discontinued lines - Novae	X			X	X

Short-tail business

Short-tail business includes the underlying exposures in property and other, marine and aviation reserve classes in the insurance segment, and the property and other reserve class in the reinsurance segment.

For the three months ended June 30, 2019, these reserve classes recognized net adverse prior year reserve development of $19 million including $30 million of net adverse prior year reserve development recognized by the reinsurance property and other reserve class, partially offset by net favorable prior year reserve development of $6 million contributed by the insurance property and other reserve class and net favorable prior year reserve development of $5 million contributed by the insurance marine reserve class.

For the six months ended June 30, 2019, these reserve classes recognized net adverse prior year reserve development of $52 million including $59 million of net adverse prior year reserve development recognized by the reinsurance property and other reserve class and $16 million of net adverse prior year reserve development recognized by the insurance property and other reserve class, partially offset by net favorable prior year reserve development of $22 million contributed by the insurance marine reserve class.

For the three and six months ended June 30, 2018, these reserve classes contributed net favorable prior year reserve development of $43 million and $81 million, respectively, reflecting the recognition of better than expected loss emergence.

Medium-tail business

Medium-tail business consists primarily of insurance and reinsurance professional lines reserve classes, insurance credit and political risk reserve class and reinsurance credit and surety reserve class.

For the three and six months ended June 30, 2019, the reinsurance credit and surety reserve class recorded net favorable prior year reserve development of $17 million (2018: $9 million) and $27 million (2018: $14 million), respectively, reflecting the recognition of better than expected loss emergence.

For the three and six months ended June 30, 2019, insurance credit and political risk reserve class recorded net favorable prior year reserve development of $7 million and $9 million, respectively, reflecting the recognition of better than expected loss emergence.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

For the three and six months ended June 30, 2019, the insurance professional lines reserve class recorded net favorable prior year reserve development of $4 million and $10 million, respectively. For the three and six months ended June 30, 2019, the reinsurance professional lines reserve class recorded net favorable prior year reserve development of $6 million and $8 million (2018: $8 million). The net favorable prior year reserve development on these reserve classes continued to reflect generally favorable experience on older accident years as the Company continued to transition to more experience based actuarial methods.

Long-tail business

Long-tail business consists primarily of insurance and reinsurance liability reserve classes and reinsurance motor reserve classes.

For the three and six months ended June 30, 2019, the reinsurance liability reserve class contributed net favorable prior year reserve development of $11 million (2018: $6 million) and $23 million (2018: $8 million), respectively. The net favorable prior year reserve development was due to increased weight given by management to experience based indications on older accident years.

For the six months ended June 30, 2018, the insurance liability reserve class recorded net adverse prior year reserve development of $7 million primarily related to reserve strengthening in the Company's U.S. excess casualty book of business.

For the six months ended June 30, 2019, the reinsurance motor reserve class contributed net favorable prior year reserve development of $11 million (2018: $9 million). For the three months ended June 30, 2018, the reinsurance motor reserve class contributed net favorable prior year reserve development of $5 million. The net favorable prior year reserve development was primarily attributable to non proportional treaty business on older accident years.

At June 30, 2019, net reserves for losses and loss expenses included estimated amounts for numerous catastrophe events. The magnitude and/or complexity of losses arising from certain of these events, in particular California Wildfires, Hurricanes Michael and Florence, and Typhoons Jebi and Trami which occurred in 2018 as well as Hurricanes Harvey, Irma and Maria and the California Wildfires which occurred in 2017 inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at the estimated net reserves for losses and loss expenses. As a result, actual losses for these events may ultimately differ materially from the Company's current estimates.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	EARNINGS PER COMMON SHARE

The following table presents earnings per common share and earnings per diluted common share:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Earnings per common share
Net income	$177,043	$103,514	$285,828	$176,719
Less: Preferred share dividends	10,656	10,656	21,313	21,313
Net income available to common shareholders	166,387	92,858	264,515	155,406
Weighted average common shares outstanding	83,941	83,539	83,834	83,431
Earnings per common share	$1.98	$1.11	$3.16	$1.86

Earnings per diluted common share
Net income available to common shareholders	$166,387	$92,858	$264,515	$155,406

Weighted average common shares outstanding	83,941	83,539	83,834	83,431
Share-based compensation plans	460	445	504	422
Weighted average diluted common shares outstanding	84,401	83,984	84,338	83,853

Earnings per diluted common share	$1.97	$1.11	$3.14	$1.85

Weighted average anti-dilutive shares excluded from the dilutive computation	3	158	302	484

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	SHARE-BASED COMPENSATION

For the three months ended June 30, 2019, the Company incurred share-based compensation costs of $13 million (2018: $14 million) related to share-settled restricted stock units and cash-settled restricted stock units. In addition, the Company recorded associated tax benefits of $2 million (2018: $3 million).

For the six months ended June 30, 2019, the Company incurred share-based compensation costs of $29 million (2018: $29 million) and recorded associated tax benefits of $4 million (2018: $4 million).

During the six months ended June 30, 2019, the fair value of share-settled restricted stock units and cash-settled restricted stock units that vested was $49 million (2018: $47 million). At June 30, 2019, there was $105 million of unrecognized share-based compensation costs (2018: $121 million) which are expected to be recognized over the weighted average period of 2.7 years (2018: 2.8 years).

Share-Settled Awards

The following table provides an activity summary of the Company's share-settled restricted stock units for the six months ended June 30, 2019:

	Share-Settled Performance Vesting Restricted Stock Units		Share-Settled Service Based Restricted Stock Units
	Number of restricted stock units	Weighted average grant date fair value(1)	Number of restricted stock units	Weighted average grant date fair value(1)

Nonvested restricted stock units - beginning of period	232	$54.54	1,411	$54.12
Granted	127	54.70	512	54.70
Vested	(61)	53.82	(463)	54.20
Forfeited	—	—	(126)	54.57
Nonvested restricted stock units - end of period	298	$54.76	1,334	$54.27

(1) Fair value is based on the closing price of the Company's common shares on the grant date.

Cash-Settled awards

The following table provides an activity summary of the Company's cash-settled restricted stock units for the six months ended June 30, 2019:

	Cash-Settled Performance Vesting Restricted Stock Units	Cash-Settled Service Based Restricted Stock Units
	Number of restricted stock units	Number of restricted stock units

Nonvested restricted stock units - beginning of period	27	932
Granted	—	354
Vested	(12)	(327)
Forfeited	—	(62)
Nonvested restricted stock units - end of period	15	897

At June 30, 2019, the liability for cash-settled restricted stock units, included in other liabilities in the consolidated balance sheets, was $13 million (2018: $13 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.    SHAREHOLDERS' EQUITY

The following table presents changes in common shares issued and outstanding:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Shares issued, balance at beginning of period	176,580	176,580	176,580	176,580
Shares issued	—	—	—	—
Total shares issued at end of period	176,580	176,580	176,580	176,580

Treasury shares, balance at beginning of period	(92,646)	(93,062)	(92,994)	(93,419)
Shares repurchased	(7)	(26)	(164)	(175)
Shares reissued	20	64	525	570
Total treasury shares at end of period	(92,633)	(93,024)	(92,633)	(93,024)

Total shares outstanding	83,947	83,556	83,947	83,556

Dividends

In the three months ended June 30, 2019, the total dividends declared per common share were $0.40, paid in July 2019 (2018: $0.39, paid in July 2018). In the six months ended June 30, 2019, the total cash dividends declared per common share were $0.80 per share, paid in April 2019 and July 2019 (2018: $0.78 paid in April 2018 and July 2018).

In the three months ended June 30, 2019, the total dividends declared on Series D preferred shares were $0.34375 per share, payable in September 2019 (2018: $0.34375, paid in September 2018). In the six months ended June 30, 2019, the total dividends declared on Series D preferred shares were $0.68750 per share, paid in June 2019 and payable in September 2019 (2018: $0.68750, paid in June 2018 and September 2018).

In the three months ended June 30, 2019, the total dividends declared on Series E preferred shares were $34.375 per share, paid in July 2019 (2018: $34.375, paid in July 2018). In the six months ended June 30, 2019, the total dividends declared on Series E preferred shares were $68.75 per share, paid in April 2019 and July 2019 (2018: $68.75, paid in April 2018 and July 2018).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	SHAREHOLDERS' EQUITY (CONTINUED)

Treasury Shares

The following table presents common share repurchased from shares held in Treasury:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

In the open market:
Total shares	—	—	—	—
Total cost	$—	$—	$—	$—
Average price per share(1)	$—	$—	$—	$—

From employees:(2)
Total shares	7	26	164	175
Total cost	$411	$1,512	$9,414	$8,676
Average price per share(1)	$58.34	$57.97	$57.22	$49.56

Total shares repurchased:
Total shares	7	26	164	175
Total cost	$411	$1,512	$9,414	$8,676
Average price per share(1)	$58.34	$57.97	$57.22	$49.56

(1) Calculated using whole numbers.

(2)	Shares are repurchased from employees to satisfy withholding tax liabilities related to the vesting of share-settled restricted stock units.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	DEBT AND FINANCING ARRANGEMENTS

a)	Senior Notes

On April 1, 2019, AXIS Specialty Finance PLC, a 100% owned finance subsidiary, repaid $250 million aggregate principal amount of 2.65% Senior Notes at their stated maturity.

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

On June 19, 2019 AXIS Specialty Finance LLC, a 100% owned finance subsidiary, issued $300 million aggregate principal amount of 3.90% senior unsecured notes (the "3.90% Senior Notes") at an issue price of 99.36%. The net proceeds of the issuance, after consideration of the offering discount and underwriting expenses and commissions, totaled approximately $296 million. Interest on the 3.90% Senior Notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2020. Unless previously redeemed, the 3.90% Senior Notes will mature on July 15, 2029. The 3.90% Senior Notes are ranked as unsecured senior obligations of AXIS Specialty Finance LLC. AXIS Capital has fully and unconditionally guaranteed all obligations of AXIS Specialty Finance LLC under the 3.90% Senior Notes. AXIS Capital's obligations under this guarantee are unsecured senior obligations and rank equally with all other senior obligations of AXIS Capital.

b)	Credit Facilities

On March 28, 2019, certain of AXIS Capital’s operating subsidiaries (the "Participating Subsidiaries") amended their existing $250 million secured letter of credit facility with Citibank Europe plc (the "$250 Million Facility") under their aggregate $750 million secured letter of credit facility with Citibank Europe plc (the "$750 Million Facility") to extend the expiration date to March 31, 2020.The terms and conditions of the additional $500 million secured letter of credit facility under the $750 Million Facility remain unchanged. The $500 million secured letter of credit facility expires December 31, 2019.

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

Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the commencement date. For the three and six months ended June 30, 2019, the total lease expense was $4 million and $11 million, respectively.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.	LEASES (CONTINUED)

The following table summarizes the amounts related to the Company’s total lease expense and the cash flows arising from lease transactions.

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019

Lease cost:
Operating lease expense	$4,134	$11,064
Short-term lease expense(1)	119	765
Sublease income(2)	(192)	(734)
Total lease expense	$4,061	$11,095

Other information:
Operating cash outflows from operating leases	$6,384	$12,920
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—
Weighted-average remaining lease term - operating leases(3)	8.7 years	8.7 years
Weighted-average discount rate - operating lease(4)	4.7%	4.7%
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

At June 30, 2019, the scheduled maturity of the Company's operating lease liabilities are expected to be as follows:

Expected
Cash Flows

Remainder of 2019	$12,709
2020	21,558
2021	21,366
2022	21,989
2023	17,877
Later years	70,056
Discount	(32,298)
Total discounted operating lease liabilities	$133,257

The Company's lease for its current office property in Alpharetta, Georgia, expires on December 31, 2019. As a result, the Company executed a 15 year lease for a new office property in Alpharetta, Georgia. The Company is not involved in the construction or design of this office property and will not move into this property until January 1, 2020, the commencement date of the lease. Given that the commencement date is after the balance sheet date, the Company has not reflected this lease in the maturity table above or in the Company's consolidated balance sheets at June 30, 2019. The total contractual lease costs over the 15 year lease is $40 million.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.	LEASES (CONTINUED)

At December 31, 2018, the Company's future minimum lease payments were expected to be as follows:

Year ended December 31,

2019	$28,240
2020	25,331
2021	27,025
2022	28,012
2023	23,801
Later years	118,497
Total future minimum lease payments	$250,906

For the three and six months ended June 30, 2018, the total lease expense was $8 million and $14 million, respectively.

13.	TRANSACTION AND REORGANIZATION EXPENSES

For the three and six months ended months ended June 30, 2019, transaction and reorganization expenses were $3 million (2018: $19 million) and $18 million (2018: $32 million), respectively, related to the Company's transformation program which was launched in 2017. This program encompasses the integration of Novae which commenced in the fourth quarter of 2017, the realignment of the Company's accident and health business, together with other initiatives designed to increase efficiency and enhance profitability while delivering a customer-centric operating model.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
14.    OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the tax effects allocated to each component of other comprehensive income (loss):

	2019			2018
	Before tax amount	Tax (expense) benefit	Net of tax amount	Before tax amount	Tax (expense) benefit	Net of Tax Amount

Three months ended June 30,
Available for sale investments:
Unrealized investment gains (losses) arising during the period	$146,907	$(15,465)	$131,442	$(114,842)	$9,562	$(105,280)
Adjustment for reclassification of net realized investment (gains) losses and OTTI losses recognized in net income	(8,141)	1,192	(6,949)	39,100	(2,644)	36,456
Unrealized investment gains (losses) arising during the period, net of reclassification adjustment	138,766	(14,273)	124,493	(75,742)	6,918	(68,824)
Non-credit portion of OTTI losses	—	—	—	—	—	—
Foreign currency translation adjustment	2,556	—	2,556	(9,129)	—	(9,129)
Total other comprehensive income (loss), net of tax	$141,322	$(14,273)	$127,049	$(84,871)	$6,918	$(77,953)

Six months ended June 30,
Available for sale investments:
Unrealized investment gains (losses) arising during the period	$353,712	$(32,061)	$321,651	$(220,480)	$3,046	$(217,434)
Adjustment for reclassification of net realized investment losses and OTTI losses recognized in net income	5,733	652	6,385	34,987	2,253	37,240
Unrealized investment gains (losses) arising during the period, net of reclassification adjustment	359,445	(31,409)	328,036	(185,493)	5,299	(180,194)
Non-credit portion of OTTI losses	—	—	—	—	—	—
Foreign currency translation adjustment	5,219	—	5,219	(7,858)	—	(7,858)
Total other comprehensive income (loss), net of tax	$364,664	$(31,409)	$333,255	$(193,351)	$5,299	$(188,052)

The following table presents reclassifications from accumulated other comprehensive income ("AOCI") to net income (loss):

		Amount reclassified from AOCI(1)
Details about AOCI Components	Consolidated statement of operations line item that includes reclassification	Three months ended June 30,		Six months ended June 30,
		2019	2018	2019	2018

Unrealized investment gains (losses) on available for sale investments
	Other realized investment gains (losses)	$8,975	$(37,426)	$(863)	$(32,899)
	OTTI losses	(834)	(1,674)	(4,870)	(2,088)
	Total before tax	8,141	(39,100)	(5,733)	(34,987)
	Income tax (expense) benefit	(1,192)	2,644	(652)	(2,253)
	Net of tax	$6,949	$(36,456)	$(6,385)	$(37,240)

(1)	Amounts in parentheses are decreases to net income (loss).

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2019 and 2018 and our financial condition at June 30, 2019 and December 31, 2018. This should be read in conjunction with Item 1 'Consolidated Financial Statements and the accompanying notes' of this report and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018. Tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

SECOND QUARTER 2019 FINANCIAL HIGHLIGHTS

Second Quarter 2019 Consolidated Results of Operations

•	Net income available to common shareholders of $166 million, or $1.98 per common share and $1.97 per diluted common share

•	Operating income(1) of $137 million, or $1.62 per diluted common share(1)

•	Gross premiums written of $1.6 billion

•	Net premiums written of $1.1 billion

•	Net premiums earned of $1.1 billion

•
Estimated pre-tax catastrophe and weather-related losses of $26 million (insurance: $14 million and reinsurance: $11 million), or 2.3 points on current accident year loss ratio related to weather-related events

•	Net favorable prior year reserve development of $24 million

•	Underwriting income(2) of $79 million and combined ratio of 96.1%

•	Net investment income of $138 million

•	Net investment gains of $21 million

•	Amortization of value of business acquired ("VOBA") of $7 million

•	Transaction and reorganization expenses of $3 million

•	Foreign exchange gains of $12 million

Second Quarter 2019 Consolidated Financial Condition

•	Total cash and investments of $15.4 billion; fixed maturities, cash and short-term securities comprise 89% of total cash and investments and have an average credit rating of AA-

•	Total assets of $25.9 billion

•	Reserve for losses and loss expenses of $12.3 billion and reinsurance recoverable on unpaid and paid losses and loss expenses of $3.9 billion

•	Total debt of $1.4 billion and debt to total capital ratio of 20.0%

•	Common shareholders’ equity of $4.8 billion; book value per diluted common share of $55.99

(1)
Operating income (loss) and operating income (loss) per diluted common share are non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. The reconciliations of non-GAAP financial measures to the most comparable GAAP financial measures, net income (loss) available (attributable) to common shareholders and earnings (loss) per diluted common share, respectively, are provided in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.

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

EXECUTIVE SUMMARY

Business Overview
AXIS Capital Holdings Limited ("AXIS Capital"), through its operating subsidiaries, is a global provider of specialty lines insurance and reinsurance products with operations in Bermuda, the U.S., Europe, Singapore, Canada and the Middle East. Our underwriting operations are organized around our global underwriting platforms, AXIS Insurance and AXIS Re.
We provide our clients and distribution partners with a broad range of risk transfer products and services and meaningful capacity, backed by significant financial strength. We manage our portfolio holistically, aiming to construct the optimum consolidated portfolio of risks, consistent with our risk appetite and development of our franchise. We nurture an ethical, entrepreneurial and disciplined culture that promotes outstanding client service, intelligent risk taking and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a global leader in specialty risks. Our execution on this strategy for the first six months of 2019 included the following:

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

Reinsurance Agreement with Alturas Re Ltd ("Alturas")

In July 2019, we obtained protection for our reinsurance segment through a reinsurance agreement with Alturas. In connection with the reinsurance agreement, Alturas issued notes on June 28, 2019 to unrelated investors in an amount equal to the full $39 million of coverage provided under the reinsurance agreement covering a one year period. At the time of the agreement, we concluded that we do not have a variable interest in Alturas as the variability in results is expected to be absorbed entirely by the investors in Alturas. Accordingly, the results of Alturas are not included in our consolidated financial statements.

Outlook

We are committed to leadership in specialty insurance risk and global reinsurance, areas where we have depth of talent and expertise. As a mid-sized player that is both sophisticated and agile, we believe we are well-positioned to succeed in the rapidly evolving insurance and reinsurance marketplace. Through our hybrid strategy, we have developed substantial platforms in insurance and reinsurance, providing us with both balance and diversification. We believe our market positioning, underwriting expertise, best-in-class claims management capabilities, and strong relationships with our distributors and clients will provide opportunities for increased profitability in 2019 and beyond, with variances among our lines driven by our tactical response to market conditions.

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

The reinsurance market is also experiencing increased momentum in rates, and improved terms and conditions, due to adjustments to both supply and demand given the significant losses across many lines of business over the last couple of years. We continue to emphasize underwriting discipline to actively manage our portfolio profitability. In parallel, we are capitalizing on opportunities to support clients in a world of changing exposures, regulation and reinsurance panels. We believe that there is a real opportunity to achieve more relevance and to produce new streams of income in the future while still defending the quality of our existing portfolio. We are also focused on managing the volatility and capital efficiency of our portfolio by further expanding our already strong group of strategic capital partners. Taken together, we balance short term needs and long term priorities, with the ultimate goal of adding value to our clients, communities and shareholders.

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

Foreign exchange losses (gains) in our consolidated statements of operations primarily relate to the impact of foreign exchange rate movements on net insurance related-liabilities. In addition, we recognize unrealized foreign exchange losses (gains) on our equity securities and foreign exchange losses (gains) realized upon the sale of our available-for-sale investments and equity securities in net investment gains (losses). However, these movements are only one element of the overall impact of foreign exchange rate fluctuations on our financial position. We also recognize unrealized foreign exchange losses (gains) on our available-for-sale investments in other comprehensive income (loss). These unrealized and realized foreign exchange losses (gains) generally offset a large portion of the foreign exchange losses (gains) reported in net income (loss) available (attributable) to common shareholders, thereby minimizing the impact of foreign exchange rate movements on total shareholders' equity. As such, foreign exchange losses (gains) in our consolidated statements of operations in isolation are not a fair representation of the performance of our business.

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

Acquisition of Novae

On October 2, 2017, we acquired Novae. We identified VOBA which represents the present value of the expected underwriting profit within policies that were in-force at the closing date of the transaction. In addition, the allocation of the acquisition price to the assets acquired and liabilities assumed based on estimated fair values at the acquisition date, resulted in the write-off of the deferred acquisition cost asset on Novae's balance sheet at the acquisition date as the value of policies in-force on that date are considered within VOBA. Consequently, underwriting income (loss) in the three and six months ended June 30, 2019 and 2018 included the recognition of premium attributable to Novae's balance sheet at the acquisition date without the recognition of the associated acquisition costs.

Results of Operations

	Three months ended June 30,				Six months ended June 30,
	2019		% Change	2018	2019	% Change	2018

Underwriting revenues:
Net premiums earned	$1,123,607		(5%)	$1,185,548	$2,257,819	(4%)	$2,352,950
Other insurance related income	2,925		(22%)	3,730	9,852	(5%)	10,335
Underwriting expenses:
Net losses and loss expenses	(672,463)		(5%)	(706,641)	(1,336,491)	(2%)	(1,367,986)
Acquisition costs	(242,363)		4%	(231,952)	(502,781)	9%	(461,212)
Underwriting-related general and administrative expenses(1)	(133,047)		(1%)	(134,959)	(271,920)	(1%)	(274,624)
Underwriting Income	$78,659			$115,726	$156,479		$259,463

Net investment income	137,949		25%	109,960	245,254	16%	210,961
Net investment gains (losses)	21,225		nm	(45,093)	33,996	nm	(59,923)
Corporate expenses(1)	(32,348)		7%	(30,254)	(68,566)	13%	(60,425)
Other (expenses) revenues, net	(3,226)		nm	27,001	(26,177)	(5%)	(27,622)
Transaction and reorganization expenses	(3,276)		(83%)	(18,772)	(18,096)	(43%)	(31,825)
Amortization of value of business acquired	(7,194)		(87%)	(53,407)	(20,298)	(82%)	(110,517)
Amortization of intangible assets	(2,912)	—	(28%)	(4,029)	(5,914)	(13%)	(6,811)
Income before income taxes and interest in income of equity method investments	188,877			101,132	296,678		173,301
Income tax (expense) benefit	(14,469)		nm	(996)	(15,703)	nm	40
Interest in income of equity method investments	2,635		(22%)	3,378	4,853	44%	3,378
Net income	$177,043			$103,514	$285,828		$176,719
Preferred share dividends	(10,656)		—%	(10,656)	(21,313)	—%	(21,313)
Net income available to common shareholders	$166,387		79%	$92,858	$264,515	70%	$155,406

Net investment (gains) losses(2)	$(21,225)		nm	$45,093	$(33,996)	nm	$59,923
Foreign exchange (gains)(3)	(12,381)		(72%)	(44,099)	(5,325)	(15%)	(6,239)
Transaction and reorganization expenses(4)	3,276		(83%)	18,772	18,096	(43%)	31,825
Interest in (income) of equity method investments(5)	(2,635)		(22%)	(3,378)	(4,853)	44%	(3,378)
Income tax expense (benefit)	3,569		nm	(5,996)	3,164	nm	(11,658)
Operating income (6)	$136,991		33%	$103,250	$241,601	7%	$225,879

nm – not meaningful

(1)
Underwriting-related general and administrative expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to total general and administrative expenses, the most comparable GAAP financial measure, also included corporate expenses of $32,348 and $30,254 for the three months ended June 30, 2019 and 2018, respectively, and $68,566 and $60,425 for the six months ended June 30, 2019 and 2018, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for additional information related to the corporate expenses. Refer also to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures' for additional information.

(2)
Tax cost (benefit) of $2,936 and ($4,531) for the three months ended June 30, 2019 and 2018, respectively, and $5,771 and $(3,388) for the six months ended June 30, 2019 and 2018, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.

(3)
Tax cost (benefit) of $1,170 and $779 for the three months ended June 30, 2019 and 2018, respectively, and $588 and $(3,555) for the six months ended June 30, 2019 and 2018, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.

(4)
Tax cost (benefit) of ($537) and ($2,556) for the three months ended June 30, 2019 and 2018, respectively, and ($3,195) and ($5,027) for the six months ended June 30, 2019 and 2018, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.

(5)
Tax cost (benefit) of $nil and $312 for the three months ended June 30, 2019 and 2018, respectively, and $nil and $312 for the six months ended June 30, 2019 and 2018, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.

(6)
Operating income (loss) is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliations to the most comparable GAAP financial measure, net income (loss) available (attributable) to common shareholders, is presented in the table above, and a discussion of the rationale for its presentation is included in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures'.

Non-GAAP Financial Measures

We also present operating income (loss) per diluted common share and annualized operating ROACE, which are derived from the operating income (loss) measure and can be reconciled to the most comparable GAAP financial measures as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Net income available to common shareholders	$166,387	$92,858	$264,515	$155,406
Operating income	136,991	103,250	241,601	225,879
Weighted average diluted common shares outstanding(1)	84,401	83,984	84,338	83,853

Earnings per diluted common share	$1.97	$1.11	$3.14	$1.85
Operating income per diluted common share(2)	$1.62	$1.23	$2.86	$2.69

Average common shareholders’ equity	$4,658,317	$4,483,700	$4,523,274	$4,522,135

Annualized return on average common equity(3)	14.3%	8.3%	11.7%	6.9%
Annualized operating return on average common equity(4)	11.8%	9.2%	10.7%	10.0%

(1)	Refer to Item 1, Note 7 to our Consolidated Financial Statements 'Earnings per Common Share' for additional information on the dilution calculation.

(2)
Operating income (loss) per diluted common share is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to the most comparable GAAP financial measure, earnings (loss) per diluted common share, is presented in the table above, and a discussion of the rationale for its presentation is included in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures'.

(3)
Annualized ROACE is calculated by dividing annualized net income (loss) available (attributable) to common shareholders for the period by the average common shareholders' equity determined by using the common shareholders' equity balances at the beginning and end of the period.

(4)
Annualized operating ROACE, a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K, is calculated by dividing annualized operating income (loss) for the period by the average common shareholders' equity balances at the beginning and end of the period. The reconciliation to the most comparable GAAP financial measure, ROACE, is presented in the table above and a discussion of the rationale for its presentation is included in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures'.

Ex-PGAAP Operating Income

We also present ex-PGAAP operating income (loss), ex-PGAAP operating income (loss) per diluted common share and ex-PGAAP operating ROACE which are derived from the operating income (loss) measure and can be reconciled to the most comparable GAAP financial measures as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Net income available to common shareholders	$166,387	$92,858	$264,515	$155,406
Net investment (gains) losses	(21,225)	45,093	(33,996)	59,923
Foreign exchange (gains)	(12,381)	(44,099)	(5,325)	(6,239)
Transaction and reorganization expenses	3,276	18,772	18,096	31,825
Interest in (income) of equity method investments	(2,635)	(3,378)	(4,853)	(3,378)
Income tax expense (benefit)	3,569	(5,996)	3,164	(11,658)
Operating income	$136,991	$103,250	$241,601	$225,879
Amortization of VOBA and intangible assets(2)	10,093	56,328	26,095	113,438
Amortization of acquisition costs(3)	(2,854)	(39,641)	(9,121)	(80,090)
Income tax expense (benefit)	(1,376)	(3,170)	(3,225)	(6,336)
Ex-PGAAP operating income(1)	$142,854	$116,767	$255,350	$252,891

Earnings per diluted common share	$1.97	$1.11	$3.14	$1.85
Net investment (gains) losses	(0.25)	0.54	(0.40)	0.71
Foreign exchange (gains)	(0.15)	(0.53)	(0.06)	(0.07)
Transaction and reorganization expenses	0.04	0.22	0.21	0.38
Interest in (income) of equity method investments	(0.03)	(0.04)	(0.06)	(0.04)
Income tax expense (benefit)	0.04	(0.07)	0.03	(0.14)
Operating income per diluted common share	$1.62	$1.23	$2.86	$2.69
Amortization of VOBA and intangible assets(2)	0.12	0.67	0.31	1.35
Amortization of acquisition cost(3)	(0.03)	(0.47)	(0.11)	(0.94)
Income tax expense (benefit)	(0.02)	(0.04)	(0.03)	(0.08)
Ex-PGAAP operating income per diluted common share(1)	$1.69	$1.39	$3.03	$3.02

Weighted average diluted common shares outstanding	84,401	83,984	84,338	83,853

Average common shareholders' equity	$4,658,317	$4,483,700	$4,523,274	$4,522,135

Annualized return on average common equity	14.3%	8.3%	11.7%	6.9%
Annualized operating return on average common equity	11.8%	9.2%	10.7%	10.0%
Annualized ex-PGAAP operating return on average common equity(1)	12.3%	10.4%	11.3%	11.2%

(1)
Ex-PGAAP operating income (loss), ex-PGAAP operating income (loss) per diluted common share and annualized ex-PGAAP operating ROACE are non-GAAP financial measures as defined in SEC Regulation S-K. The reconciliation to the most comparable GAAP financial measures, net income (loss) available (attributable) to common shareholders, earnings (loss) per diluted common share, and annualized ROACE, respectively, are provided in the table above, and a discussion of the rationale for the presentation of these items is included in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures'.

(2)
Tax cost (benefit) of $(1,918) and $(10,702) for the three months ended June 30, 2019 and 2018, respectively, and $(4,958) and $(21,553) for the six months ended June 30, 2019 and 2018, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.

(3)
Tax cost (benefit) of $542 and $7,532 for the three months ended June 30, 2019 and 2018, respectively, and $1,733 and $15,217 for the six months ended June 30, 2019 and 2018, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.

Underwriting Results

Total underwriting income for the three months ended June 30, 2019 was $79 million, a decrease of $37 million compared to the underwriting income of $116 million for the three months ended June 30, 2018. The decrease in underwriting income was primarily driven by a decrease in net premiums earned, a decrease in prior year reserve development, an increase in the acquisition cost ratio, and an increase in the underwriting-related general and administrative expense ratio, partially offset by a decrease in the current accident year loss ratio excluding catastrophe and weather-related losses and a decrease in catastrophe and weather-related losses.

The reinsurance segment underwriting income increased by $8 million for the three months ended June 30, 2019, compared to the three months ended June 30, 2018. The increase in underwriting income was primarily driven by a decrease in the current accident year loss ratio excluding catastrophe and weather-related losses, a decrease in the acquisition cost ratio, a decrease in catastrophe and weather-related losses, and a decrease in the underwriting-related general and administrative expense ratio, partially offset by a decrease in net premiums earned and a decrease in net favorable prior year reserve development.

The insurance segment underwriting income decreased by $45 million for the three months ended June 30, 2019, compared to the three months ended June 30, 2018. The decrease in underwriting income was primarily driven by a decrease in net premiums earned, an increase in the acquisition cost ratio, an increase in the underwriting-related general and administrative expense, and an increase in the current accident year loss ratio excluding catastrophe and weather-related losses, partially offset by a decrease in catastrophe and weather-related losses.

Total underwriting income for the six months ended June 30, 2019 was $156 million, a decrease of $103 million compared to underwriting income of $259 million for the six months ended June 30, 2018. The decrease in underwriting income was primarily driven by a decrease in net premiums earned, a decrease in prior year reserve development, an increase in the acquisition cost ratio, and an increase in the underwriting-related general and administrative expense ratio, partially offset by a decrease in catastrophe and weather-related losses and a decrease in the current accident year loss ratio excluding catastrophe and weather-related losses.
The reinsurance segment underwriting income decreased by $9 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. The decrease in underwriting income was primarily driven by a decrease in net premiums earned and a decrease in net favorable prior year reserve development, partially offset by a decrease in the current accident year loss ratio excluding catastrophe and weather-related losses, a decrease in catastrophe and weather-related losses, and a decrease in the underwriting-related general and administrative expense ratio.
The insurance segment underwriting income decreased by $94 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. The decrease in underwriting income was primarily driven by a decrease in net premiums earned, an increase in the acquisition cost ratio, an increase in the current accident year loss ratio excluding catastrophe and weather-related losses, a decrease in prior year reserve development, and an increase in the underwriting-related general and administrative expense ratio, partially offset by a decrease in catastrophe and weather-related losses.
Net Investment Income

Net investment income was $138 million and $245 million for the three and six months ended June 30, 2019, respectively, compared to $110 million and $211 million for the three and six months ended June 30, 2018, respectively, an increase of $28 million and $34 million, respectively, mainly attributable to an increase in income from fixed maturities due to the increase in yields and a larger allocation of the portfolio to fixed maturities together with improved returns on a privately held investment.
Net Investment Gains (Losses)

Net investment gains were $21 million for the three months ended June 30, 2019, compared to net investment losses of $45 million for the same period of 2018.

Net investment gains for the three months ended June 30, 2019 were primarily due to net unrealized investment gains on equity securities and net realized investment gains on the sale of U.S. government and agency securities.

Net investment losses for the three months ended June 30, 2018 were primarily due to the sale of U.S. government and Agency RMBS and net unrealized investment losses on equity securities.

Net investment gains were $34 million for the six months ended June 30, 2019, compared to net investment losses of $60 million for the same period of 2018.

Net investment gains for six months ended June 30, 2019 were primarily due to net unrealized investment gains on equity securities.

Net investment losses for the six months ended June 30, 2018 were primarily due to the sale of U.S. government and Agency RMBS and net unrealized investment losses on equity securities.

Other Expenses (Revenues), Net

Corporate expenses were $32 million for the three months ended June 30, 2019 compared to $30 million for the three months ended June 30, 2018. The increase was primarily attributable to increases in information technology costs, professional fees, and office costs, partially offset by an increase in allocations of corporate costs to the insurance and reinsurance segments.

Corporate expenses were $69 million for the six months ended June 30, 2019, compared to $60 million for the six months ended June 30, 2018. The increase was primarily attributable to increases in information technology costs, performance-related compensation costs, professional fees, and office costs, partially offset by an increase in allocations of corporate costs to the insurance and reinsurance segments.

Foreign exchange gains were $12 million and $5 million for the three and six months ended June 30, 2019, respectively, compared to foreign exchange gains of $44 million and $6 million for the three and six months ended June 30, 2018, respectively.

Foreign exchange gains for the three months ended June 30, 2019, were primarily attributable to the impact of the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling, partially offset by the impact of the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in euro.

Foreign exchange gains for the six months ended June 30, 2019, were primarily attributable to the impact of the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling and euro.

Foreign exchange gains for the three and six months ended June 30, 2018, were primarily attributable to the impact of the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities mainly denominated in pound sterling and euro.

Interest expenses and financing costs were $16 million and $32 million for the three and six months ended June 30, 2019, respectively, compared to $17 million and $34 million for the three and six months ended June 30, 2018, respectively. The decrease was primarily attributable to the repayment of the 2.65% Senior Notes and the repayment of the Dekania Notes. In addition, the decrease in interest expenses and financing costs for the three months ended was partially offset by an increase in letter of credit fees.

The financial results for the three and six months ended June 30, 2019 resulted in tax expense of $14 million and $16 million, respectively, compared to tax expense of $1 million and $nil for the three and six months ended June 30, 2018, respectively.

The tax expense of $14 million recognized in the three months ended June 30, 2019, was attributable to the generation of pre-tax income in our U.S., European, and U.K. operations. The tax expense of $16 million recognized in the six months ended June 30, 2019, was attributable to the generation of pre-tax income in our U.S. and European operations, partially offset by pre-tax losses in our U.K. operations.

The tax expense of $1 million and $nil recognized in the three and six months ended June 30, 2018, respectively, was attributable to the generation of pre-tax income in our U.S. operations, offset by the generation of pre-tax losses in our U.K. and European operations.

Transaction and Reorganization Expenses

Transaction and reorganization expenses were $3 million and $18 million for the three and six months ended June 30, 2019, respectively, compared to $19 million and $32 million for the three and six months ended June 30, 2018, respectively, related to the transformation program launched in 2017. This program encompasses the integration of Novae which commenced in the fourth quarter of 2017, the realignment of our accident and health business, together with other initiatives designed to increase our efficiency and enhance our profitability while delivering a customer-centric operating model. These expenses are not included in operating income.

At June 30, 2019, we achieved an annual run-rate pre-tax cost savings of $60 million, compared to the 2017 run-rate, against a target of $100 million, which we intend to deliver by the end of 2020. These expense savings will be achieved through the elimination of redundant roles, efficiencies introduced through organizational redesign, operating efficiency improvements, integration of systems, and the rationalization of third party contracts and professional fees.

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

Interest in income of equity method investments was $3 million and $5 million for the three and six months ended June 30, 2019, respectively.

Interest in income of equity method investments was $3 million for both the three and six months ended June 30, 2018.

Financial Measures

We believe the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Annualized ROACE	14.3%	8.3%	11.7%	6.9%
Annualized operating ROACE	11.8%	9.2%	10.7%	10.0%
Annualized ex-PGAAP operating ROACE	12.3%	10.4%	11.3%	11.2%
Book value per diluted common share(1)	$55.99	$52.47	$55.99	$52.47
Cash dividends declared per common share	0.40	0.39	0.80	0.78
Increase (decrease) in book value per diluted common share adjusted for dividends	$3.55	$0.29	$5.11	$(6.43)

(1)
Book value per diluted common share represents total common shareholders’ equity divided by the number of diluted common shares outstanding, determined using the treasury stock method. Cash settled awards are excluded.

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

The increase in ROACE for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, was primarily driven by increases in net investment income and net investment gains, together with decreases in amortization of VOBA associated with the acquisition of Novae, and transaction and reorganization expenses, partially offset by decreases in underwriting income and foreign exchange gains. In addition, ROACE was impacted by an increase in average common equity.
The increase in ROACE for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, was primarily driven by increases in net investment income and net investment gains, together with decreases in amortization of VOBA associated with the acquisition of Novae, and transaction and reorganization expenses, partially offset by a decrease in underwriting income and an increase in corporate expenses. In addition, ROACE was impacted by an increase in average common equity.
Operating ROACE excludes the impact of net investment gains (losses), foreign exchange losses (gains), transaction and reorganization expenses, and interest in income (loss) of equity method investments.
The increase in operating ROACE for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, was primarily driven by a decrease in amortization of VOBA associated with the acquisition of Novae, together with an increase in net investment income, partially offset by a decrease in underwriting income.
The increase in operating ROACE for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, was primarily driven by a decrease in amortization of VOBA associated with the acquisition of Novae, together with an increase in net investment income, partially offset by a decrease in underwriting income and an increase in corporate expenses.
Ex-PGAAP operating ROACE excludes the impact of amortization of VOBA and intangible assets, net of tax, and amortization of acquisition costs, net of tax, associated with Novae's balance sheet at October 2, 2017. Ex-PGAAP operating ROACE for the three and six months ended June 30, 2019 was 12.3% and 11.3%, respectively, compared to 10.4% and 11.2% for the three and six months ended June 30, 2018, respectively.
Book Value per Diluted Common Share
We consider book value per diluted common share to be an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis will ultimately translate into appreciation of our stock price.
Book value per diluted common share increased to $55.99 at June 30, 2019, from $52.47 at June 30, 2018, an increase of 7%, due to net income generated during the period and net unrealized investment gains reported in other comprehensive income, partially offset by common share dividends declared.
Cash Dividends Declared per Common Share
We believe in returning excess capital to our shareholders by way of dividends and share repurchases. Accordingly, our dividend policy is an integral part of the value we create for our shareholders. Our cumulative strong earnings have permitted our Board of Directors to approve fifteen successive increases in quarterly common share dividends.
Book Value per Diluted Common Share Adjusted for Dividends
Book value per diluted common share adjusted for dividends increased by $3.55, or 7% per common share for the three months ended June 30, 2019, and increased $5.11 or 10% over the past twelve months.
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

During the three months ended June 30, 2019, total value created was driven by the net income generated in the quarter and unrealized investment gains reported in accumulated other comprehensive income.

During the six months ended June 30, 2019, total value created was driven by the net income generated in the period and unrealized gains investment reported in accumulated other comprehensive income.

During the three months ended June 30, 2018, total value created was primarily driven by the net income generated in the quarter, partially offset by an increase in unrealized investment losses reported in accumulated other comprehensive income.

During the six months ended June 30, 2018, the reduction in total value was primarily driven by the unrealized investment losses reported in accumulated other comprehensive income, partially offset by net income generated in the period.

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

	Three months ended June 30,			Six months ended June 30,
	2019	% Change	2018	2019	% Change	2018

Revenues:
Gross premiums written	$1,647,760	—%	$1,650,825	$4,230,986	(2%)	$4,313,620
Net premiums written	1,070,321	7%	1,000,455	2,847,381	(5%)	2,986,326
Net premiums earned	1,123,607	(5%)	1,185,548	2,257,819	(4%)	2,352,950
Other insurance related income	2,925	(22%)	3,730	9,852	(5%)	10,335

Expenses:
Current year net losses and loss expenses	(696,084)		(766,757)	(1,374,784)		(1,482,409)
Prior year reserve development	23,621		60,116	38,293		114,423
Acquisition costs	(242,363)		(231,952)	(502,781)		(461,212)
Underwriting-related general and administrative expenses(1)	(133,047)		(134,959)	(271,920)		(274,624)
Underwriting income (2)	$78,659	(32%)	$115,726	$156,479	(40%)	$259,463

General and administrative expenses(1)	$165,395		$165,213	$340,486		$335,049
Income before income taxes and interest in income of equity method investments(2)	$188,877		$101,132	$296,678		$173,301

(1)
Underwriting-related general and administrative expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to total general and administrative expenses, the most comparable GAAP financial measure, is presented in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.

(2)
Consolidated underwriting income (loss) is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to income (loss) before income taxes and interest in income (loss) of equity investments, the most comparable GAAP financial measure, is presented in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.

Underwriting Revenues

Gross and net premiums written by segment were as follows:

	Gross premiums written
	Three months ended June 30,			Six months ended June 30,
	2019	% Change	2018	2019	% Change	2018

Insurance	$968,325	(6%)	$1,026,644	$1,819,421	(5%)	$1,907,492
Reinsurance	679,435	9%	624,181	2,411,565	—%	2,406,128
Total	$1,647,760	—%	$1,650,825	$4,230,986	(2%)	$4,313,620

% ceded
Insurance	39%	(3) pts	42%	38%	(2) pts	40%
Reinsurance	30%	(6) pts	36%	28%	4 pts	24%
Total	35%	(4) pts	39%	33%	2 pts	31%

	Net premiums written
	Three months ended June 30,			Six months ended June 30,
	2019	% Change	2018	2019	% Change	2018

Insurance	$591,909	(1%)	$598,179	$1,121,149	(2%)	$1,146,071
Reinsurance	478,412	19%	402,276	1,726,232	(6%)	1,840,255
Total	$1,070,321	7%	$1,000,455	$2,847,381	(5%)	$2,986,326

Gross Premiums Written:

Gross premiums written for the three and six months ended June 30, 2019 decreased by $3 million (increased by $21 million or 1% on a constant currency basis1) and $83 million or 2% ($7 million or 0% on a constant currency basis), respectively, compared to the three and six months ended June 30, 2018.

The decrease for the three months ended June 30, 2019, compared to the same period in 2018, was due to a decrease in the insurance segment, primarily offset by an increase in the reinsurance segment. The decrease for the six months ended June 30, 2019, compared to the same period in 2018, was primarily due to a decrease in the insurance segment.

The insurance segment's gross premiums written decreased by $58 million or 6% ($43 million or 4% on a constant currency basis) and $88 million or 5% ($62 million or 3% on a constant currency basis) for the three and six months ended June 30, 2019, respectively, compared to the same period in 2018.

The decrease for the three months ended June 30, 2019 was attributable to property, and accident and health lines, partially offset by increases in liability and professional lines. The decrease for the six months ended June 30, 2019 was attributable to property and accident and health lines, partially offset by increases in liability, professional lines and marine lines.

The reinsurance segment's gross premiums written increased by $55 million or 9% ($64 million or 10% on a constant currency basis) and $5 million ($55 million or 2% on a constant currency basis) for the three and six months ended June 30, 2019, respectively, compared to the same period in 2018.

The increase for the three months ended June 30, 2019 was attributable to catastrophe, liability and agriculture lines, partially offset by decreases in motor, professional lines, property, and credit and surety lines. The increase for the six months ended June 30, 2019 was attributable to catastrophe, liability and accident and health lines, partially offset by decreases in motor, credit and surety, and property lines.

(1) Amounts presented on a constant currency basis are non-GAAP financial measures as defined in Item10 (e) of SEC Regulation S-K. The constant currency basis is calculated by applying the average foreign exchange rate from the current year to the prior year balance.

Ceded Premiums Written:

Ceded premiums written for the three and six months ended June 30, 2019 were $577 million or 35% of gross premiums written and $1.4 billion or 33% of gross premiums written, respectively, compared to ceded premiums of $650 million or 39% of gross premiums written and $1.3 billion or 31% of gross premiums written for the three and six months ended June 30, 2018, respectively.

The decrease in ceded premiums written for the three months ended June 30, 2019, compared to the same period in 2018, was due to decreases in both segments. The increase in ceded premiums written for the six months ended June 30, 2019, compared to the same period in 2018, was attributable to an increase in ceded premiums written in the reinsurance segment, partially offset by a decrease in ceded premiums written in the insurance segment.

The decrease in the reinsurance segment ceded premiums written of $21 million or 9% for the three months ended June 30, 2019, compared to the same period in 2018, was attributable to agriculture and accident and health lines, partially offset by increases in catastrophe and liability lines.

The increase in the reinsurance segment ceded premiums written of $119 million or 21% for the six months ended June 30, 2019, compared to the same period in 2018, was attributable to catastrophe, liability, credit and surety, and accident and health lines, partially offset by decreases in agriculture and property lines.

The decrease in the insurance segment ceded premiums written of $52 million or 12% and $63 million or 8% for the three and six months ended June 30, 2019, compared to the same periods in 2018, was primarily driven by property and professional lines, partially offset by an increase in liability lines.

Reinsurance Agreement with Northshore Re II Limited ("Northshore")

In June 2019, we obtained catastrophe protection for our insurance and reinsurance segments through a reinsurance agreement with Northshore. In connection with the reinsurance agreement, Northshore issued notes to unrelated investors in an amount equal to the full $165 million of coverage provided under the reinsurance agreement covering a four year period. At the time of the agreement, we performed an evaluation of Northshore to determine if it meets the definition of a variable interest entity ("VIE"). We concluded that Northshore is a VIE. In addition, we concluded that we do not have a variable interest in the entity, as the variability in results is expected to be absorbed entirely by the investors in Northshore. Accordingly, the results of Northshore are not included in our consolidated financial statements.

Net Premiums Earned:

Net premiums earned by segment were as follows:

	Three months ended June 30,					Six months ended June 30,
	2019		2018		% Change	2019		2018		% Change

Insurance	$537,260	48%	$577,271	49%	(7%)	$1,094,022	48%	$1,157,330	49%	(5%)
Reinsurance	586,347	52%	608,277	51%	(4%)	1,163,797	52%	1,195,620	51%	(3%)
Total	$1,123,607	100%	$1,185,548	100%	(5%)	$2,257,819	100%	$2,352,950	100%	(4%)

Net premiums earned for the three and six months ended June 30, 2019 decreased by $62 million or 5% ($51 million or 4% on a constant currency basis) and $95 million or 4% ($75 million or 3% on a constant currency basis), respectively, compared to the three and six months ended June 30, 2018. The decrease for the three and six months ended June 30, 2019, compared to the same period in 2018, was driven by decreases in both segments.

Net premiums earned decreased by $40 million or 7% ($31 million or 5% on a constant currency basis) in the insurance segment for the three months ended June 30, 2019, compared to the same period in 2018. The decrease was driven by property, and accident and health lines, partially offset by increases in professional lines.

Net premiums earned decreased by $63 million or 5% ($49 million or 4% on a constant currency basis) in our insurance segment for the six months ended June 30, 2019, compared to the same period in 2018. The decrease was driven by property, and accident and health lines, partially offset by increases in professional lines and liability lines.

Net premiums earned decreased by $22 million or 4% ($20 million or 3% on a constant currency basis) in the reinsurance segment for the three months ended June 30, 2019, compared to the same period in 2018. The decrease was driven by motor, and credit and surety lines, partially offset by increases in agriculture and catastrophe lines.

Net premiums earned decreased by $32 million or 3% ($27 million or 2% on a constant currency basis) in our reinsurance segment for the six months ended June 30, 2019, compared to the same period in 2018. The decrease was driven by motor, and credit and surety lines, partially offset by increases in catastrophe and agriculture lines.

Other Insurance Related Income (Loss):

Other insurance related income was $3 million for the three months ended June 30, 2019, compared to $4 million for the same period in 2018.

Other insurance related income was $10 million for the six months ended June 30, 2019 and 2018.

Underwriting Expenses

The following table provides a breakdown of our combined ratio:

	Three months ended June 30,			Six months ended June 30,
	2019	% Point Change	2018	2019	% Point Change	2018

Current accident year loss ratio excluding catastrophe and weather-related losses	59.7%	(1.8)	61.5%	59.3%	(0.6)	59.9%
Catastrophe and weather-related losses ratio	2.3%	(0.9)	3.2%	1.6%	(1.5)	3.1%
Current accident year loss ratio	62.0%	(2.7)	64.7%	60.9%	(2.1)	63.0%
Prior year reserve development ratio	(2.2%)	2.9	(5.1%)	(1.7%)	3.2	(4.9%)
Net losses and loss expenses ratio	59.8%	0.2	59.6%	59.2%	1.1	58.1%
Acquisition cost ratio	21.6%	2.0	19.6%	22.3%	2.7	19.6%
General and administrative expense ratio(1)	14.7%	0.8	13.9%	15.0%	0.7	14.3%
Combined ratio	96.1%	3.0	93.1%	96.5%	4.5	92.0%

(1)
The general and administrative expense ratio includes corporate expenses not allocated to reportable segments of 2.9% and 2.6% for the three months ended June 30, 2019 and 2018, respectively and 3.0% and 2.6% for the six months ended June 30, 2019 and 2018, respectively. These costs are further discussed in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net'.

Current Accident Year Loss Ratio:

The current accident year loss ratio decreased to 62.0% and 60.9% for the three and six months ended June 30, 2019, respectively, from 64.7% and 63.0% for the three and six months ended June 30, 2018, respectively.

The decrease in the current accident year loss ratio for the three and six months ended June 30, 2019, compared to the same periods in 2018, was impacted by a lower level of catastrophe and weather-related losses. During the three and six months ended June 30, 2019, we incurred $26 million or 2.3 points and $36 million or 1.6 points, respectively, in pre-tax catastrophe and weather-related losses primarily attributable to weather-related events. Comparatively, during the three and six months ended June 30, 2018, we incurred pre-tax catastrophe and weather-related losses, of $38 million or 3.2 points and $73 million or 3.1 points, respectively.

After adjusting for the impact of catastrophe and weather-related losses, our current accident year loss ratio for the three and six months ended June 30, 2019 was 59.7% and 59.3%, respectively, compared to 61.5% and 59.9% for the three and six months ended June 30, 2018, respectively.

The decrease in the current accident year loss ratio after adjusting for the impact of catastrophe and weather-related losses for the three months ended June 30, 2019, compared to the same periods in 2018, was principally due to a decrease in mid-size loss experience in property and engineering lines in the reinsurance segment, a decrease in attritional loss experience in property lines in the insurance segment, a decrease in attritional loss experience in credit and surety lines in the reinsurance segment, and the impact of improved pricing over loss trend in business written in prior periods, partially offset by elevated loss experience in marine lines in the insurance segment.

The decrease in the current accident year loss ratio after adjusting for the impact of catastrophe and weather-related losses for the six months ended June 30, 2019, compared to the same periods in 2018, was principally due to the impact of improved pricing over loss trend in business written in prior periods.

For further discussion on current accident year loss ratios, refer to the insurance and reinsurance segment discussions below.

Estimates of Significant Catastrophe Events:

Our June 30, 2019 net reserves for losses and loss expenses included estimated amounts for numerous catastrophe events. We caution that the magnitude and/or complexity of losses arising from certain of these events, in particular California Wildfires, Hurricanes Michael and Florence, and Typhoons Jebi and Trami which occurred in 2018 as well as Hurricanes Harvey, Irma and Maria and the California Wildfires which occurred in 2017 inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserves for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.
Our estimated net reserves for losses and loss expenses in relation to the catastrophe events described above were derived from ground-up assessments of our in-force contracts and treaties providing coverage in the affected regions. These assessments take into account the latest information available from clients, brokers and loss adjusters. In addition, we consider industry insured loss estimates, market share analyses and catastrophe modeling analyses, when appropriate. Our estimates remain subject to change, as additional loss data becomes available.

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

Prior Year Reserve Development:

Net favorable prior year reserve development arises from changes to loss and loss expense estimates related to loss events that occurred in previous calendar years. The following table presents net prior year reserve development by segment:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Insurance	$21,326	$24,294	$28,240	$47,068
Reinsurance	2,295	35,822	10,053	67,355
Total	$23,621	$60,116	$38,293	$114,423

Overview

Short-tail business

Short-tail business includes the underlying exposures in the property and other, marine and aviation reserve classes in the insurance segment, and the property and other reserve class in the reinsurance segment.

These reserve classes recognized net adverse prior year reserve development of $19 million for the three months ended June 30, 2019, including $30 million of net adverse prior year reserve development recognized by the reinsurance property and other reserve class, partially offset by net favorable prior year reserve development of $6 million contributed by the insurance property and other reserve class and net favorable prior year reserve development of $5 million contributed by the marine reserve class. These reserve classes recognized net adverse prior year reserve development of $52 million for the six months ended June 30, 2019, including $59 million of net adverse prior year reserve development recognized by the reinsurance property and other reserve class, and $16 million of net adverse prior year reserve development recognized by the insurance property and other reserve class, partially offset by net favorable prior year reserve development of $22 million contributed by the marine reserve class.

These reserve classes contributed net favorable prior year reserve development of $43 million and $81 million for the three and six months ended June 30, 2018, respectively, reflecting the recognition of better than expected loss emergence.

Medium-tail business

Medium-tail business consists primarily of insurance and reinsurance professional lines reserve classes, insurance credit and political risk reserve class and reinsurance credit and surety reserve class.

Reinsurance credit and surety reserve class recorded net favorable prior year reserve development of $17 million and $27 million for the three and six months ended June 30, 2019, respectively, and $9 million and $14 million for the three and six months ended June 30, 2018, respectively, reflecting the recognition of better than expected loss emergence.

Insurance credit and political risk reserve class recorded net favorable prior year reserve development of $7 million and $9 million for the three and six months ended June 30, 2019, respectively, reflecting the recognition of better than expected loss emergence.

Insurance professional lines reserve class recorded net favorable prior year reserve development of $4 million and $10 million for the three and six months ended June 30, 2019, respectively. Reinsurance professional lines reserve class recorded net favorable prior year reserve development of $6 million and $8 million for the three and six months ended June 30, 2019, respectively, and net favorable prior year reserve development of $8 million for the six months ended June 30, 2018. The net favorable prior year reserve development on these reserve classes continued to reflect generally favorable experience on older accident years as we continued to transition to more experienced based actuarial methods.

Long-tail business

Long-tail business consists primarily of insurance and reinsurance liability reserve classes and reinsurance motor reserve class.

Reinsurance liability reserve class contributed net favorable prior year reserve development of $11 million and $23 million for the three and six months ended June 30, 2019, respectively, compared to $6 million and $8 million for the three and six months ended June 30, 2018, respectively. The net favorable prior year reserve development was due to increased weight given by management to experience based indications on older accident years.

Insurance liability reserve class recorded net adverse prior year reserve development of $7 million for the six months ended June 30, 2018 primarily related to reserve strengthening in our U.S. excess casualty book of business.

Reinsurance motor reserve class contributed net favorable prior year reserve development of $$11 million for the six months ended June 30, 2019 primarily attributable to non proportional treaty business on older accident years. Reinsurance motor reserve class contributed net favorable prior year reserve development of $5 million and $9 million for the three and six months ended June 30, 2018, respectively, primarily attributable to non proportional treaty business on older accident years.

We caution that conditions and trends that impacted the development of our liabilities in the past may not necessarily occur in the future.

The following tables map our lines of business to reserve classes and the expected claim tails:

Insurance segment
Reserve class and tail

	Property and other	Marine	Aviation	Credit and political risk	Professional lines	Liability

	Short	Short	Short/Medium	Medium	Medium	Long

Reported lines of business
Property	X
Marine		X
Terrorism	X
Aviation			X
Credit and political risk				X
Professional lines					X
Liability						X
Accident and health	X
Discontinued lines - Novae	X				X	X

Reinsurance segment
Reserve class and tail

	Property and other	Credit and surety	Professional lines	Motor	Liability

	Short	Medium	Medium	Long	Long

Reported lines of business
Catastrophe	X
Property	X
Credit and surety		X
Professional lines			X
Motor				X
Liability					X
Engineering	X
Agriculture	X
Marine and other	X
Accident and health	X
Discontinued lines - Novae	X			X	X

The following sections provide further details on prior year reserve development by segment, reserve class and accident year.

Insurance Segment:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Property and other	$5,868	$22,318	$(15,851)	$39,508
Marine	5,156	3,363	21,634	14,635
Aviation	12	1,239	1,200	(2,453)
Credit and political risk	6,561	(687)	9,062	78
Professional lines	4,278	(1,673)	10,243	2,234
Liability	(549)	(266)	1,952	(6,934)
Total	$21,326	$24,294	$28,240	$47,068

For the three months ended June 30, 2019, we recognized $21 million of net favorable prior year reserve development, the principal components of which were:

•	$7 million of net favorable prior year reserve development on credit and political risk business primarily due to the recognition of better than expected loss emergence on the 2018 accident year.

•	$6 million of net favorable prior year reserve development on property and other business primarily due to the recognition of better than expected loss emergence attributable to SuperStorm Sandy.

•
$5 million of net favorable prior year reserve development on marine business primarily due to the recognition of better than expected loss emergence on more recent accident years, partially offset by reserve strengthening attributable to a specific 2018 accident year claim.

•	$4 million of net favorable prior year reserve development on professional lines business due to the recognition of better than expected loss emergence particularly on the 2013 to 2015 accident years.

For the three months ended June 30, 2018, we recognized $24 million of net favorable prior year reserve development, the principal components of which were:

•	$22 million of net favorable prior year reserve development on property and other business primarily due to generally better than expected loss emergence related to the 2017 catastrophe events.

For the six months ended June 30, 2019, we recognized $28 million of net favorable prior year reserve development, the principal components of which were:

•	$22 million of net favorable prior year reserve development on marine business primarily due to the recognition of better than expected loss emergence on more recent accident years.

•
$10 million of net favorable prior year reserve development on professional lines business due to the recognition of better than expected loss emergence particularly on the 2011 to 2015 accident years.

•	$9 million of net favorable prior year reserve development on credit and political risk business primarily due to the recognition of better than expected loss emergence on the 2018 accident year.

•
$16 million of net adverse prior year reserve development on property and other business primarily due to reserve strengthening in our international book of business mainly related to accident year 2018, partially offset by the recognition of better than expected loss emergence attributable to SuperStorm Sandy.

For the six months ended June 30, 2018, we recognized $47 million of net favorable prior year reserve development, the principal components of which were:

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

Reinsurance Segment:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Property and other	$(30,094)	$16,058	$(58,943)	$29,120
Credit and surety	16,645	8,712	27,008	13,698
Professional lines	6,465	(467)	7,944	8,106
Motor	(1,243)	5,334	11,062	8,525
Liability	10,522	6,185	22,982	7,906
Total	$2,295	$35,822	$10,053	$67,355

For the three months ended June 30, 2019, we recognized $2 million of net favorable prior year reserve development, the principal components of which were:

•	$17 million of net favorable prior year reserve development on credit and surety business primarily due to generally better than expected loss emergence primarily related to the 2016 accident year.

•	$11 million of net favorable prior year reserve development on liability business due to increased weight given by management to experience based indications on older accident years.

•
$6 million of net favorable prior year reserve development on professional lines business reflecting the generally favorable experience on earlier accident years as we continued to transition to more experience based actuarial methods.

•
$30 million of net adverse prior year reserve development on property and other business mainly due to an increase in loss estimates attributable to Typhoon Jebi consistent with updated industry insured loss estimates, an increase in loss estimates attributable to Hurricane Michael, and reserve strengthening attributable to late reporting of claims bordereaux associated with the 2015 through 2017 accident years, partially offset by the recognition of better than expected loss emergence attributable to the California Wildfires.

For the three months ended June 30, 2018, we recognized $36 million of net favorable prior year reserve development, the principal components of which were:

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

•
$6 million of net favorable prior year reserve development on liability business reflecting the generally favorable experience on earlier accident years, particularly 2008, 2009 and 2013, as progressively increased weight was given by management to experience based indications on older accident years.

•	$5 million of net favorable prior year reserve development on motor business related to favorable experience on non proportional business on earlier accident years.

For the six months ended June 30, 2019, we recognized $10 million of net favorable prior year reserve development, the principal components of which were:

•
$27 million of net favorable prior year reserve development on credit and surety business primarily due to generally better than expected loss emergence primarily related to 2015 and 2016 accident years, partially offset by reserve strengthening attributable to the 2018 accident year.

•	$23 million of net favorable prior year reserve development on liability business due to increased weight given by management to experience based indications on older accident years.

•	$11 million of net favorable prior year reserve development on motor business largely due to non proportional treaty business related to older accident years.

•
$8 million of net favorable prior year reserve development on professional lines business reflecting the generally favorable experience on earlier accident years as we continued to transition to more experience based actuarial methods.

•
$59 million of net adverse prior year reserve development on property and other business mainly due to an increase in loss estimates attributable Typhoons Jebi and Trami consistent with updated industry insured loss estimates, an increase in loss estimates attributable to Hurricane Michael, and reserve strengthening attributable to 2015 through 2017 accident year claims associated with late bordereau reporting, partially offset by to the recognition of better than expected loss emergence attributable to the California Wildfires.

For the six months ended June 30, 2018, we recognized $67 million of net favorable prior year reserve development, the principal components of which were:

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

•
$8 million of net favorable prior year reserve development on professional lines business reflecting the generally favorable experience on earlier accident years as we continue to transition to more experience actuarial based methods.

•
$8 million of net favorable prior year reserve development on liability business reflecting the generally favorable experience on earlier accident years as progressively increased weight was given by management to experience based indications on older accident years.

Acquisition Cost Ratio:

The acquisition cost ratio increased to 21.6% and 22.3% for the three and six months ended June 30, 2019, respectively, from 19.6% for the both three and six months ended June 30, 2018. The increase was primarily attributable to the insurance segment due to changes in business mix largely associated with the acquisition of Novae.

General and Administrative Expense Ratio:

The general and administrative expense ratio increased to 14.7% and 15.0% for the three and six months ended June 30, 2019, respectively, from 13.9% and 14.3% for the three and six months ended June 30, 2018, respectively, driven primarily by a decrease in net premiums earned.

RESULTS BY SEGMENT

Insurance Segment
Results from the insurance segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2019	% Change	2018	2019	% Change	2018

Revenues:
Gross premiums written	$968,325	(6%)	$1,026,644	$1,819,421	(5%)	$1,907,492
Net premiums written	591,909	(1%)	598,179	1,121,149	(2%)	1,146,071
Net premiums earned	537,260	(7%)	577,271	1,094,022	(5%)	1,157,330
Other insurance related income (loss)	(695)	nm	1,214	1,046	(43%)	1,833

Expenses:
Current year net losses and loss expenses	(330,029)		(353,067)	(650,719)		(697,380)
Prior year reserve development	21,326		24,294	28,240		47,068
Acquisition costs	(111,655)		(90,864)	(229,430)		(178,193)
General and administrative expenses	(104,898)		(102,369)	(210,932)		(204,738)

Underwriting income	$11,309	(80%)	$56,479	$32,227	(74%)	$125,920

Ratios:		% Point Change			% Point Change
Current accident year loss ratio excluding catastrophe and weather-related losses	58.7%	1.5	57.2%	57.4%	1.6	55.8%
Catastrophe and weather-related losses ratio	2.7%	(1.3)	4.0%	2.1%	(2.4)	4.5%
Current accident year loss ratio	61.4%	0.2	61.2%	59.5%	(0.8)	60.3%
Prior year reserve development ratio	(3.9%)	0.3	(4.2%)	(2.6%)	1.5	(4.1%)
Net losses and loss expenses ratio	57.5%	0.5	57.0%	56.9%	0.7	56.2%
Acquisition cost ratio	20.8%	5.1	15.7%	21.0%	5.6	15.4%
General and administrative expense ratio	19.5%	1.8	17.7%	19.2%	1.5	17.7%
Combined ratio	97.8%	7.4	90.4%	97.1%	7.8	89.3%

nm – not meaningful

Gross Premiums Written:

The following table provides gross premiums written by line of business:

	Three months ended June 30,					Six months ended June 30,
	2019		2018		% Change	2019		2018		% Change

Property	$259,295	26%	$344,737	33%	(25%)	$459,797	25%	$639,943	34%	(28%)
Marine	99,389	10%	95,690	9%	4%	246,368	14%	222,432	12%	11%
Terrorism	15,157	2%	15,812	2%	(4%)	29,519	2%	32,712	2%	(10%)
Aviation	18,539	2%	21,048	2%	(12%)	36,209	2%	42,061	2%	(14%)
Credit and political risk	36,076	4%	30,736	3%	17%	81,983	5%	75,466	4%	9%
Professional lines	321,284	33%	297,243	29%	8%	548,592	30%	505,208	26%	9%
Liability	190,030	20%	150,167	15%	27%	332,672	18%	255,828	13%	30%
Accident and health	28,126	3%	69,860	7%	(60%)	79,174	4%	130,537	7%	(39%)
Discontinued lines - Novae	429	—%	1,351	—%	(68%)	5,107	—%	3,305	—%	55%
Total	$968,325	100%	$1,026,644	100%	(6%)	$1,819,421	100%	$1,907,492	100%	(5%)

Gross premiums written for the three months ended June 30, 2019 decreased by $58 million or 6% ($43 million or 4% on a constant currency basis), compared to the three months ended June 30, 2018. The decrease was attributable to property, and accident and health lines, partially offset by increases in liability and professional lines.

The decrease in property lines was due to the non-renewals, partially offset by new business. The decrease in accident and health lines was due to the cancellation of certain program business. The increase in gross premiums written in liability lines was driven by new business and favorable rate changes. The increase in professional lines and credit and political risk lines was due to new business.

Gross premiums written for the six months ended June 30, 2019 decreased by $88 million or 5% ($62 million or 3% on a constant currency basis), compared to the six months ended June 30, 2018. The decrease was attributable to property, and accident and health lines, partially offset by increases in liability, professional lines, marine, and credit and political risk lines.

The decrease in property lines was due to the non-renewals and timing differences, partially offset by new business. The decrease in accident and health lines was due to the cancellation of certain program business. The increase in gross premiums written in liability lines was driven by new business and favorable rate changes. The increases in professional lines and credit and political risk lines were due to new business. The increase in marine lines was due to favorable rate changes and favorable premium adjustments.

Ceded Premiums Written:

Ceded premiums written for the three and six months ended June 30, 2019 were $376 million or 39% of gross premiums written and $698 million or 38%, of gross premiums written, respectively, compared to $428 million or 42% of gross premiums written and $761 million or 40% of gross premiums written, respectively, for the three and six months ended June 30, 2018.

The decrease in ceded premiums written of $52 million or 12% and $63 million or 8% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, was primarily driven by property and professional lines, partially offset by an increase in liability lines.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended June 30,					Six months ended June 30,
	2019		2018		% Change	2019		2018		% Change

Property	$155,566	29%	$189,402	32%	(18%)	$326,699	30%	$386,015	34%	(15%)
Marine	70,379	13%	73,194	13%	(4%)	144,192	13%	149,569	13%	(4%)
Terrorism	12,867	2%	11,879	2%	8%	24,030	2%	26,386	2%	(9%)
Aviation	14,737	3%	17,702	3%	(17%)	27,610	3%	36,188	3%	(24%)
Credit and political risk	24,175	4%	26,281	5%	(8%)	46,979	4%	53,999	5%	(13%)
Professional lines	161,525	30%	136,306	24%	19%	318,649	29%	271,918	23%	17%
Liability	62,141	12%	58,465	10%	6%	124,350	11%	109,562	9%	13%
Accident and health	35,610	7%	56,103	10%	(37%)	76,034	7%	104,686	9%	(27%)
Discontinued lines - Novae	260	—%	7,939	1%	(97%)	5,479	1%	19,007	2%	(71%)
Total	$537,260	100%	$577,271	100%	(7%)	$1,094,022	100%	$1,157,330	100%	(5%)

Net premiums earned for the three months ended June 30, 2019 decreased by $40 million or 7% ($31 million or 5% on a constant currency basis), compared to the three months ended June 30, 2018. The decrease was by driven by decreases in gross premiums earned in property, and accident and health lines, partially offset by an increase in gross premiums earned in professional lines.

Net premiums earned for the six months ended June 30, 2019 decreased by $63 million or 5% ($49 million or 4% on a constant currency basis), compared to the six months ended June 30, 2018. The decrease was by driven by decreases in gross premiums earned in property, accident and health and discontinued lines - Novae, together with increases in ceded premiums earned in liability and property lines, partially offset by increases in gross premiums earned in professional lines and liability lines.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended June 30,			Six months ended June 30,
	2019	% Point Change	2018	2019	% Point Change	2018

Current accident year	61.4%	0.2	61.2%	59.5%	(0.8)	60.3%
Prior year reserve development	(3.9%)	0.3	(4.2%)	(2.6%)	1.5	(4.1%)
Loss ratio	57.5%	0.5	57.0%	56.9%	0.7	56.2%

Current Accident Year Loss Ratio:

The current accident year loss ratio increased to 61.4% for the three months ended June 30, 2019, from 61.2% for the three months ended June 30, 2018. For the six months ended June 30, 2019, the current accident year loss ratio decreased to 59.5% from 60.3% for the same period in 2018.

The current accident year loss ratio for the three and six months ended June 30, 2019, compared to the same periods in 2018, was impacted by a lower level of catastrophe and weather-related losses. During the three and six months ended June 30, 2019, we incurred $14 million, or 2.7 points and $22 million, or 2.1 points, respectively, in pre-tax catastrophe and weather-related losses primarily attributable to weather-related events. Comparatively, during the three and six months ended June 30, 2018, we incurred $23 million or 4.0 points and $51 million or 4.5 points, respectively, in pre-tax catastrophe and weather-related losses.

After adjusting for the impact of the catastrophe and weather-related losses, our current accident year loss ratio for the three and six months ended June 30, 2019 was 58.7% and 57.4%, respectively, compared to 57.2% and 55.8% for the three and six months ended June 30, 2018, respectively.

The increase in the current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses for the three and six months ended June 30, 2019, compared to the same periods in 2018, was principally due to mid-size loss experience in marine lines, elevated loss experience in credit and political risk lines, and changes in business mix, partially offset by a decrease in attritional loss experience in property lines, and the impact of improved pricing over loss trend in business written in prior periods.

The increase in the current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses for the six months ended June 30, 2019, compared to the same period in 2018, was also due to mid-size loss experience in aviation lines.

Refer to the ‘Prior Year Reserve Development’ section for further details.

Acquisition Cost Ratio:

The acquisition cost ratio increased to 20.8% for the three months ended June 30, 2019 from 15.7% for the three months ended June 30, 2018 primarily attributable to the acquisition of Novae. At the acquisition date, the allocation of the acquisition price to the assets acquired and liabilities assumed based on estimated fair values at that date, resulted in the write-off of the deferred acquisition cost asset on Novae's balance sheet at the acquisition date as the value of policies in-force on that date are considered within VOBA. Consequently, the absence of $3 million and $38 million of acquisition expense related to premiums earned in the three months ended June 30, 2019 and 2018, respectively, benefited the acquisition cost ratio by 0.5 points and 6.6 points, respectively. Adjusting the acquisition cost ratio for these amounts, the acquisition cost ratio decreased by 1.0 point compared to the same period in 2018 due to changes in business mix.

The acquisition cost ratio increased to 21.0% for the six months ended June 30, 2019 from 15.4% for the six months ended June 30, 2018 primarily attributable to the acquisition of Novae. The absence of $9 million and $76 million of acquisition expense related to premiums earned in the six months ended June 30, 2019 and 2018, respectively, benefited the acquisition cost ratio by 0.8 points and 6.6 points, respectively. Adjusting the acquisition cost ratio for these amounts, the acquisition cost ratio decreased 0.2 points compared to the same period in 2018.

General and Administrative Expense Ratio:

The general and administrative expense ratio increased to 19.5% for the three months ended June 30, 2019 from 17.7% for the three months ended June 30, 2018 driven by a decrease in net premiums earned, an increase in the allocation of corporate costs to the segment, partially offset by a decrease in personnel costs.

The general and administrative expense ratio increased to 19.2% for the six months ended June 30, 2019 from 17.7% for the six months ended June 30, 2018 driven by a decrease in net premiums earned, an increase in the allocation of corporate costs to the segment, an increase in professional fees and information technology costs, partially offset by a decrease in personnel costs and an increase in fees associated with arrangements with strategic capital partners.

Reinsurance Segment

Results from the reinsurance segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2019	% Change	2018	2019	% Change	2018

Revenues:
Gross premiums written	$679,435	9%	$624,181	$2,411,565	—%	$2,406,128
Net premiums written	478,412	19%	402,276	1,726,232	(6%)	1,840,255
Net premiums earned	586,347	(4%)	608,277	1,163,797	(3%)	1,195,620
Other insurance related income	3,620	44%	2,516	8,806	4%	8,502

Expenses:
Current year net losses and loss expenses	(366,055)		(413,690)	(724,065)		(785,029)
Prior year reserve development	2,295		35,822	10,053		67,355
Acquisition costs	(130,708)		(141,088)	(273,351)		(283,019)
General and administrative expenses	(28,149)		(32,590)	(60,988)		(69,886)

Underwriting income	$67,350	14%	$59,247	$124,252	(7%)	$133,543
Ratios:		% Point Change			% Point Change
Current accident year loss ratio excluding catastrophe and weather-related losses	60.5%	(5.0)	65.5%	61.0%	(2.8)	63.8%
Catastrophe and weather-related losses ratio	1.9%	(0.6)	2.5%	1.2%	(0.7)	1.9%
Current accident year loss ratio	62.4%	(5.6)	68.0%	62.2%	(3.5)	65.7%
Prior year reserve development ratio	(0.4%)	5.5	(5.9%)	(0.8%)	4.9	(5.7%)
Net losses and loss expenses ratio	62.0%	(0.1)	62.1%	61.4%	1.4	60.0%
Acquisition cost ratio	22.3%	(0.9)	23.2%	23.5%	(0.2)	23.7%
General and administrative expense ratio	4.8%	(0.6)	5.4%	5.2%	(0.6)	5.8%
Combined ratio	89.1%	(1.6)	90.7%	90.1%	0.6	89.5%

Gross Premiums Written:

The following table provides gross premiums written by line of business:

	Three months ended June 30,					Six months ended June 30,
	2019		2018		% Change	2019		2018		% Change

Catastrophe	$245,203	36%	$148,304	23%	65%	$603,336	26%	$430,188	19%	40%
Property	43,135	6%	60,293	10%	(28%)	215,877	9%	261,000	11%	(17%)
Professional lines	92,915	14%	116,273	19%	(20%)	202,743	8%	222,452	9%	(9%)
Credit and surety	38,465	6%	52,685	8%	(27%)	190,369	8%	249,000	10%	(24%)
Motor	6,846	1%	43,279	7%	(84%)	288,248	12%	455,355	19%	(37%)
Liability	125,990	19%	91,343	15%	38%	311,310	13%	250,352	10%	24%
Agriculture	70,077	10%	53,953	9%	30%	196,517	8%	199,350	8%	(1%)
Engineering	7,600	1%	6,604	1%	15%	30,365	1%	33,110	1%	(8%)
Marine and other	22,042	3%	13,631	2%	62%	58,379	2%	40,279	2%	45%
Accident and health	27,723	4%	37,808	6%	(27%)	315,315	13%	265,496	11%	19%
Discontinued lines - Novae	(561)	—%	8	—%	nm	(894)	—%	(454)	—%	97%
Total	$679,435	100%	$624,181	100%	9%	$2,411,565	100%	$2,406,128	100%	—%

nm – not meaningful

Gross premiums written for the three months ended June 30, 2019, increased by $55 million or 9% ($64 million or 10% on a constant currency basis), compared to the three months ended June 30, 2018. The increase was primarily attributable to increases in catastrophe, liability, agriculture, and marine and other lines, partially offset by decreases in motor, professional lines, property, credit and surety, and accident and health lines.

The increases in catastrophe, liability, and marine and other lines were driven by new business. Increased line sizes on a number of treaties and the restructuring of several treaties which impacted the timing of premium recognition also contributed to the increase in catastrophe lines. The increase in agriculture lines was due to increased line sizes on a number of treaties, the timing of treaty renewals, and premium adjustments.

The decrease in motor lines was due to premium adjustments and the non-renewal of a large treaty. The decrease in professional lines was due to the timing of the renewal of a large treaty, together with non-renewals, partially offset by new business and premium adjustments. The decrease in property lines was driven by non-renewals and decreased line sizes on a number of treaties, partially offset by premium adjustments. The decreases in credit and surety, and accident and health lines were driven by premium adjustments. In addition, the decrease in accident and health lines was due to non-renewals.

Gross premiums written for the six months ended June 30, 2019, increased by $5 million ($55 million or 2% on a constant currency basis), compared to the six months ended June 30, 2018. The increase was primarily attributable to increases in catastrophe, liability, and accident and health lines, largely offset by decreases in motor, credit and surety, property and professional lines.

The increases in catastrophe, liability, and accident and health lines were driven by new business. Increased line sizes on a number of treaties and the restructuring of several treaties which impacted the timing of premium recognition also contributed to the increase in catastrophe lines. In addition, liability lines increased due to premium adjustments and the restructuring of a large treaty. The decreases in motor, and credit and surety lines were due to non-renewals and premium adjustments. Decreased line sizes on a number of treaties and the impact of foreign exchange movements as the strengthening of the U.S. dollar drove comparative premium decreases in treaties denominated in foreign currencies, also contributed to the decrease in motor lines. The decrease in property lines was primarily due to non-renewals and decreased line sizes on a number of treaties, partially offset by favorable rate changes and the restructuring of several treaties. The decrease in professional lines was due to non-renewals.

Ceded Premiums Written:

Ceded premiums written for the three and six months ended June 30, 2019 were $201 million or 30% and $685 million or 28%, respectively, of gross premiums written compared to $222 million or 36% and $566 million or 24% of gross premiums written for the three and six months ended June 30, 2018, respectively.

The decrease in ceded premiums written of $21 million or 9% for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, was attributable to agriculture, and accident and health lines, partially offset by increases in catastrophe and liability lines.

The decrease in agriculture lines was attributable to a non-renewal of a large fronting arrangement and the restructuring of a quota share retrocessional treaty. The decrease in accident and health lines was attributable to a decrease in premiums ceded to the retrocessional cover with Harrington Re Ltd ("Harrington Re"). The increase in catastrophe lines was attributable to an increase in premiums ceded to our strategic capital partners and to the quota share retrocessional treaty with Alturas Re Ltd. ("Alturas"), effective January 1, 2019. The increase in liability lines was primarily attributable to an increase in premiums ceded to Harrington Re.

The increase in ceded premiums written of $119 million or 21% for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, was attributable to catastrophe, liability, credit and surety, and accident and health lines, partially offset by decreases in agriculture and property lines.

The increase in catastrophe lines was attributable to an increase in premiums ceded to a new aggregate excess of loss treaty and premiums ceded to the quota share retrocessional treaty with Alturas, together with increases in premium ceded to our strategic capital partners. The increases in accident and health, and liability lines were attributable to the increase in premiums ceded to the retrocessional cover with Harrington Re. The increase in credit and surety lines was attributable to an increase in premiums ceded to a new quota share retrocessional treaty. The decrease in agriculture lines was attributable to a non-renewal of a large fronting arrangement and the restructuring of a quota share retrocessional treaty.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended June 30,					Six months ended June 30,
	2019		2018		% Change	2019		2018		% Change

Catastrophe	$68,506	11%	$59,498	10%	15%	$136,558	10%	$121,352	9%	13%
Property	71,338	12%	78,466	13%	(9%)	148,243	13%	156,923	13%	(6%)
Professional lines	51,525	9%	51,558	8%	—%	103,424	9%	107,749	9%	(4%)
Credit and surety	48,930	8%	65,746	11%	(26%)	99,013	9%	118,481	10%	(16%)
Motor	92,458	16%	117,975	19%	(22%)	193,694	17%	221,507	19%	(13%)
Liability	95,145	16%	89,511	15%	6%	184,006	16%	179,103	15%	3%
Agriculture	47,158	8%	35,330	6%	33%	84,226	7%	73,888	6%	14%
Engineering	16,003	3%	16,593	3%	(4%)	30,676	3%	34,298	3%	(11%)
Marine and other	15,168	3%	12,616	2%	20%	26,610	2%	19,076	2%	39%
Accident and health	80,420	14%	78,442	13%	3%	157,888	14%	156,999	13%	1%
Discontinued lines - Novae	(304)	—%	2,542	—%	nm	(541)	—%	6,244	1%	nm
Total	$586,347	100%	$608,277	100%	(4%)	$1,163,797	100%	$1,195,620	100%	(3%)

nm – not meaningful

Net premiums earned for the three months ended June 30, 2019, decreased by $22 million or 4% ($20 million or 3% on a constant currency basis), compared to the three months ended June 30, 2018. The decrease was driven by decreases in gross premiums earned in motor and credit and surety lines, together with an increase in ceded premiums earned in catastrophe lines, partially offset by an increase in gross premiums earned in catastrophe lines, and a decrease in ceded premiums earned in agriculture lines.

Net premiums earned for the six months ended June 30, 2019, decreased by $32 million or 3% ($27 million or 2% on a constant currency basis), compared to the six months ended June 30, 2018. The decrease was driven by increases in ceded premiums earned in catastrophe, and credit and surety lines, together with decreases in gross premiums earned in motor, and credit and surety lines, partially offset by increases in gross premiums earned in catastrophe and agriculture lines, as well as a decrease in ceded premiums earned in agriculture lines.

Other Insurance Related Income (Loss):

Other insurance related income was $4 million for the three months ended June 30, 2019, compared to $3 million for the three months ended June 30, 2018. The increase of $1 million for the three months ended June 30, 2019, was due to an increase in fees associated with arrangements with strategic capital partners.

Other insurance related income of $9 million for the six months ended June 30, 2019, was comparable to the six months ended June 30, 2018.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended June 30,			Six months ended June 30,
	2019	% Point Change	2018	2019	% Point Change	2018

Current accident year	62.4%	(5.6)	68.0%	62.2%	(3.5)	65.7%
Prior year reserve development	(0.4%)	5.5	(5.9%)	(0.8%)	4.9	(5.7%)
Loss ratio	62.0%	(0.1)	62.1%	61.4%	1.4	60.0%

Current Accident Year Loss Ratio:

The current accident year loss ratio decreased to 62.4% and 62.2% for the three and six months ended June 30, 2019, respectively, from 68.0% and 65.7% for the three and six months ended June 30, 2018, respectively.

The decrease in the current accident year loss ratio for three and six months ended June 30, 2019, compared to the same period in 2018, was impacted by a lower level of catastrophe and weather-related losses. During the three and six months ended June 30, 2019, we incurred $11 million or 1.9 points and $14 million or 1.2 points, respectively, in pre-tax catastrophe and weather-related losses primarily attributable to weather-related events. Comparatively, during the three and six months ended June 30, 2018, we incurred $15 million or 2.5 points and $22 million or 1.9 points, respectively, in pre-tax catastrophe and weather-related losses.

After adjusting for the impact of the catastrophe and weather-related losses, our current accident year loss ratio for the three and six months ended June 30, 2019 was 60.5% and 61.0%, respectively, compared to 65.5% and 63.8% for the three and six months ended June 30, 2018, respectively.

The decrease in the current accident year loss ratio after adjusting for the impact of catastrophe and weather-related losses for the three and six months ended June 30, 2019, compared to the same period in 2018, was principally due to a decrease in mid-size loss experience in property, engineering, and credit and surety lines, a decrease in attritional loss experience in credit and surety lines, the impact of changes in business mix, and the impact of improved pricing over loss trend in business written in prior periods.

The decrease in the current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses for the six months ended June 30, 2019, compared to the same period in 2018, was principally due to a decrease in attritional loss experience in credit and surety lines, a decrease in mid-size loss experience in property and engineering lines, the impact of changes in business mix, and the impact of rate and trend, partially offset by a mid-size aviation loss in marine and other lines.

Refer to ‘Prior Year Reserve Development’ for further details.

Acquisition Cost Ratio:

The acquisition cost ratio decreased to 22.3% and 23.5% for the three and six months ended June 30, 2019, compared to 23.2% and 23.7% for the three and six months ended June 30, 2018, respectively, primarily attributable to adjustments related to loss sensitive features, together with changes in business mix, partially offset by the impact of retrocessional contracts.

General and Administrative Expense Ratio:

The general and administrative expense ratio decreased to 4.8% for the three months ended June 30, 2019, compared to 5.4% for the three months ended June 30, 2018. The decrease was driven by a decrease in net premiums earned and an increase in fees associated with arrangements with strategic capital partners, partially offset by an increase in the allocation of corporate costs to the segment.

The general and administrative expense ratio decreased to 5.2% for the three months ended June 30, 2019, compared to 5.8% for the three months ended June 30, 2018. The decrease was driven by a decrease in net premiums earned, an increase in fees associated with arrangements with strategic capital partners, together with a decrease in personnel costs, and information technology costs, partially offset by an increase in the allocation of corporate costs to the segment.

OTHER EXPENSES (REVENUES), NET

The following table provides a summary of other expenses (revenues), net:

	Three months ended June 30,			Six months ended June 30,
	2019	% Change	2018	2019	% Change	2018

Corporate expenses	$32,348	7%	$30,254	$68,566	13%	$60,425
Foreign exchange gains	(12,381)	(72%)	(44,099)	(5,325)	(15%)	(6,239)
Interest expense and financing costs	15,607	(9%)	17,098	31,502	(7%)	33,861
Income tax expense (benefit)	14,469	nm	996	15,703	nm	(40)
Total	$50,043	nm	$4,249	$110,446	25%	$88,007

nm – not meaningful

Corporate Expenses

Corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 2.9% and 3.0% for the three and six months ended June 30, 2019, respectively, compared to 2.6% and 2.6%, for the same periods in 2018, respectively.

The increase in corporate expenses for the three and six months ended June 30, 2019, was primarily attributable to increases in information technology costs, professional fees, and office costs, partially offset by an increase in the allocation of corporate costs to the insurance and reinsurance segments. In addition, the increase in corporate expenses for the six months ended June 30, 2019, was attributable to an increase in performance-related compensation cost.

Foreign Exchange Losses (Gains)

Some of our business is written in currencies other than the U.S. dollar. Foreign exchange gains of $12 million for the three months ended June 30, 2019, were primarily attributable to the impact of the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling, partially offset by the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in euro.

Foreign exchange gains of $5 million for the six months ended June 30, 2019, were primarily attributable to the impact of the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities mainly denominated in pound sterling and euro.

The foreign exchange gains of $44 million for the three months ended June 30, 2018, were primarily attributable to the impact of the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities mainly denominated in pound sterling and euro.

The foreign exchange gains of $6 million for the six months ended June 30, 2018, were primarily attributable to the impact of the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities mainly denominated in pound sterling and euro in the second quarter, largely offset by foreign exchange losses driven primarily by the impact of the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities mainly denominated in pound sterling and euro in the first quarter.

Interest Expense and Financing Costs

Interest expense and financing costs are related to interest due on 5.875% Senior Notes issued in 2010, 5.15% Senior Notes issued in 2014, 4.0% Senior Notes issued in 2017, and 3.90% Senior Notes issued in 2019. Interest expenses and financing costs decreased by $1 million and $2 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, primarily attributable to the repayments of the 2.65% Senior Notes on April 1, 2019 and the Dekania Notes on November 15, 2018. In addition, the decrease for the three months ended June 30, 2019, was partially offset by an increase in letter of credit fees.

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

The tax expense of $14 million for the three months ended June 30, 2019, was attributable to the generation of pre-tax income in our U.S., European, and U.K. operations.

The tax expense of $16 million for the six months ended June 30, 2019, was attributable to the generation of pre-tax income in our U.S. and European operations, partially offset by pre-tax losses in our U.K. operations.

The tax expense of $1 million and $nil recognized for the three and six months ended June 30, 2018, respectively, was attributable to by the generation of pre-tax income in our U.S. operations, largely offset by the generation of pre-tax losses in our U.K. and European operations.

NET INVESTMENT INCOME AND NET INVESTMENT GAINS (LOSSES)

Net Investment Income

The following table provides details of income generated by our cash and investment portfolio by major asset class:

	Three months ended June 30,			Six months ended June 30,
	2019	% Change	2018	2019	% Change	2018

Fixed maturities	$97,370	10%	$88,320	$188,752	10%	$172,279
Other investments	31,232	115%	14,541	38,128	35%	28,246
Equity securities	3,197	1%	3,158	5,525	12%	4,916
Mortgage loans	3,689	10%	3,357	6,752	4%	6,483
Cash and cash equivalents	8,138	45%	5,627	13,940	43%	9,779
Short-term investments	1,108	(33%)	1,645	5,002	98%	2,520
Gross investment income	144,734	24%	116,648	258,099	15%	224,223
Investment expense	(6,785)	1%	(6,688)	(12,845)	(3%)	(13,262)
Net investment income	$137,949	25%	$109,960	$245,254	16%	$210,961

Pre-tax yield:(1)
Fixed maturities	3.2%		3.0%	3.2%		2.8%

(1) Pre-tax yield is calculated by dividing annualized net investment income by the average month-end amortized cost balances.

Fixed Maturities

Net investment income attributable to fixed maturities for the three and six months ended June 30, 2019 was $97 million and $189 million, respectively, compared to net investment income of $88 million and $172 million for the three and six months ended June 30, 2018. The increase was due to the increase in yields and a larger allocation of the portfolio to fixed maturities.

Other Investments

The following table provides details of net investment income from other investments:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Hedge, direct lending, private equity and real estate funds	$16,807	$11,867	$22,253	$22,457
Other privately held investments	13,592	(394)	14,627	1,105
CLO-Equities	833	3,068	1,248	4,684
Net investment income from other investments (1)	$31,232	$14,541	$38,128	$28,246

Pre-tax return on other investments(2)	4.4%	1.8%	5.5%	3.5%

(1)	Excluding overseas deposits.

(2)
The pre-tax return on other investments is calculated by dividing total net investment income from other investments (non-annualized) by the average month-end fair value balances held for the periods indicated, excluding overseas deposits.

Net investment income attributable to other investments for the three and six months ended June 30, 2019 was $31 million and $38 million, respectively, compared to net investment income of $15 million and $28 million for the three and six months ended June 30, 2018, respectively. The increase was largely due to a realized gain of $13 million associated with the sale of a privately held investment. The increase for the three months ended June 30, 2019, compared to the same period in 2018, was also attributable to improved returns on credit funds which benefited from the rally in risk assets in the quarter.

Net Investment Gains (Losses)

The following table provides details of net investment gains (losses):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

On sale of investments:
Fixed maturities and short-term investments	$8,993	$(38,681)	$(848)	$(50,588)
Equity securities	125	1,147	1,476	17,428
	9,118	(37,534)	628	(33,160)
OTTI charges recognized in net income	(834)	(1,674)	(4,870)	(2,088)
Change in fair value of investment derivatives	(204)	5,134	(2,305)	7,157
Net unrealized gains (losses) on equity securities	13,145	(11,019)	40,543	(31,832)
Net investment gains (losses)	$21,225	$(45,093)	$33,996	$(59,923)

Net investment gains for the three months ended June 30, 2019 were $21 million compared to net investment losses of $45 million for the three months ended June 30, 2018, an increase of $66 million. For the three months ended June 30, 2019, the net investment gains were primarily due to net unrealized gains on equity securities and net realized gains on the sale of U.S. government and agency securities. For the three months ended June 30, 2018, net investment losses were primarily due to the sale of U.S. government and Agency RMBS and net unrealized losses on equity securities.

Net investment gains for the six months ended June 30, 2019 were $34 million compared to net investment losses of $60 million for the six months ended June 30, 2018, an increase of $94 million. For the six months ended June 30, 2019, net investment gains were primarily due to net unrealized gains on equity securities. For the six months ended June 30, 2018, net investment losses were primarily due to the sale of U.S. government and Agency RMBS and net unrealized losses on equity securities.

On Sale of Investments

Generally, sales of individual securities occur when there are changes in the relative value, credit quality or duration of a particular issue. We may also sell securities to re-balance our investment portfolio in order to change exposure to particular asset classes or sectors.

OTTI Charges

The OTTI charges for the three months ended June 30, 2019 and 2018 were $1 million and $2 million, respectively. The OTTI charges for the six months ended June 30, 2019 were $5 million, compared to $2 million for the six months ended June 30, 2018, an increase of $3 million. These OTTI charges were primarily due to impairments of non-U.S. denominated securities due to the impact of the strengthening of the U.S. dollar.

Change in Fair Value of Investment Derivatives

From time to time, we economically hedge foreign exchange exposure and interest rate risk with derivative contracts.

For the three months ended June 30, 2019, we recorded gains of $1 million related to foreign exchange contracts and losses of $1 million related to interest rates swaps. For the three months ended June 30, 2018, we recorded gains of $3 million related to foreign exchange contracts and gains of $2 million related to interest rates swaps.

For the six months ended June 30, 2019, we recorded gains of $1 million related to foreign exchange contracts and losses of $3 million related to interest rates swaps. For the six months ended June 30, 2018, we recorded gains of $1 million related to foreign exchange contracts and gains of $6 million related to interest rates swaps.

Total Return

The following table provides details of the total return on cash and investments for the period indicated:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Net investment income	$137,949	$109,960	$245,254	$210,961
Net investments gains (losses)	21,225	(45,093)	33,996	(59,923)
Change in net unrealized gains (losses) on fixed maturities (1)	138,766	(75,745)	359,445	(183,010)
Interest in income (loss) of equity method investments	2,635	3,378	4,853	3,378
Total	$300,575	$(7,500)	$643,548	$(28,594)

Average cash and investments(2)	$15,040,615	$15,165,153	$15,049,282	$15,440,159

Total return on average cash and investments, pre-tax:
Including investment related foreign exchange movements	2.0%	—%	4.3%	(0.2%)
Excluding investment related foreign exchange movements(3)	2.1%	0.3%	4.3%	(0.1%)

(1)
Change in net unrealized investment gains (losses) on fixed maturities is calculated by taking net unrealized investment gains (losses) at period end less net unrealized investment gains (losses) at the prior period end.

(2)	The average cash and investments balance is calculated by taking the average of the month-end fair value balances held.

(3)
Pre-tax total return on cash and investments excluding foreign exchange movements is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to pre-tax total return on cash and investments, the most comparable GAAP financial measure, included foreign exchange (losses) gains of $(8) million and $(59) million for the three months ended June 30, 2019 and 2018, respectively, and foreign exchange (losses) gains of $2 million and $(19) million for six months ended June 30, 2019 and 2018, respectively.

CASH AND INVESTMENTS

The table below provides details of our cash and investments:

	June 30, 2019	December 31, 2018
	Fair Value	Fair Value

Fixed maturities	$12,522,955	$11,435,347
Equity securities	433,407	381,633
Mortgage loans	394,179	298,650
Other investments	802,064	787,787
Equity method investments	112,956	108,103
Short-term investments	32,421	144,040
Total investments	$14,297,982	$13,155,560

Cash and cash equivalents(1)	$1,094,714	$1,830,020

(1)	Includes restricted cash and cash equivalents of $382 million and $597 million at June 30, 2019 and at December 31, 2018, respectively.

Overview

The fair value of total investments increased by $1.1 billion for the six months ended June 30, 2019, driven by the investment of cash balances and the increase in market value of fixed maturities and equity securities due to improved valuations.

The following provides further analysis on our investment portfolio by asset class:

Fixed Maturities

The table below provides details of our fixed maturities portfolio:

	June 30, 2019		December 31, 2018
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$2,317,427	19%	$1,515,697	13%
Non-U.S. government	537,824	4%	493,016	4%
Corporate debt	4,945,585	39%	4,876,921	44%
Agency RMBS	1,686,912	13%	1,643,308	14%
CMBS	1,184,268	9%	1,092,530	10%
Non-Agency RMBS	55,980	1%	40,687	—%
ABS	1,600,771	13%	1,637,603	14%
Municipals(1)	194,188	2%	135,585	1%
Total	$12,522,955	100%	$11,435,347	100%

Credit ratings:
U.S. government and agency	$2,317,427	19%	$1,515,697	13%
AAA(2)	4,486,856	36%	4,569,632	40%
AA	1,080,532	8%	874,932	8%
A	1,767,759	14%	1,769,686	15%
BBB	1,705,773	14%	1,678,962	15%
Below BBB(3)	1,164,608	9%	1,026,438	9%
Total	$12,522,955	100%	$11,435,347	100%

(1)	Includes bonds issued by states, municipalities, and political subdivisions.

(2)	Includes U.S. government-sponsored agencies, Residential mortgage-backed securities ("RMBS") and Commercial mortgage-backed securities ("CMBS").

(3)	Non-investment grade and non-rated securities.

At June 30, 2019, fixed maturities had a weighted average credit rating of AA- (2018: AA-), a book yield of 3.0% (2018: 3.1%) and an average duration of 3.0 years (2018: 3.0 years). The interest rate swap positions, which reduced duration to 2.8 years at December 31, 2018, were closed during the six months ended June 30, 2019. At June 30, 2019, fixed maturities together with short-term investments and cash and cash equivalents (i.e. total investments of $13.7 billion), had an average credit rating of AA- (2018: AA-), an average duration of 2.8 years (2018: 2.6 years) and duration inclusive of interest rate swaps was 2.5 years at December 31, 2018.

At June 30, 2019, net unrealized investment gains on fixed maturities were $179 million, compared to net unrealized investment losses of $181 million at December 31, 2018, an increase of $360 million due to the decrease in U.S. Treasury rates and the tightening of credit spreads.

Equity Securities

At June 30, 2019, net unrealized investment gains on equity securities were $56 million, compared to unrealized investment gains of $16 million at December 31, 2018, an increase of $40 million driven by the rally in equity markets.

Mortgage Loans

During the six months ended June 30, 2019, our investment in commercial mortgage loans increased by $96 million. The commercial mortgage loans are high quality and collateralized by a variety of commercial properties and are diversified both geographically throughout the U.S. and by property type to reduce the risk of concentration. At June 30, 2019, there were no credit losses or past due amounts associated with our commercial mortgage loans portfolio.

Other Investments

The table below provides details of our other investments portfolio:

	June 30, 2019		December 31, 2018
	Fair Value	% of Total	Fair Value	% of Total

Hedge funds
Long/short equity funds	$30,526	4%	$26,779	3%
Multi-strategy funds	165,123	21%	167,819	22%
Total hedge funds	195,649	25%	194,598	25%

Direct lending funds	273,864	34%	274,478	35%
Private equity funds	60,285	8%	64,566	8%
Real estate funds	134,763	17%	84,202	11%
Total hedge, direct lending, private equity and real estate funds	664,561	84%	617,844	79%

CLO-Equities	17,798	1%	21,271	2%
Other privately held investments	28,452	4%	44,518	6%
Overseas deposits	91,253	11%	104,154	13%
Total other investments	$802,064	100%	$787,787	100%

During the six months ended June 30, 2019, the fair value of total hedge funds increased by $1 million driven by $7 million of net redemptions, offset by $8 million of price appreciation. Certain of these funds may be subject to restrictions on redemptions which may limit our ability to liquidate these investments in the short term. See Note 3(c) to the Consolidated Financial Statements 'Investments' for further details on these restrictions and details on unfunded commitments relating to our other investment portfolio.

Overseas deposits include investments in private funds held by Syndicate 2007 where the underlying investments are primarily U.S. government, non-U.S. government and corporate debt securities. The funds do not trade on an exchange and therefore are not included within the available for sale investments category.

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

The following table summarizes our consolidated capital:

	June 30, 2019	December 31, 2018

Debt	$1,387,748	$1,341,961

Preferred shares	775,000	775,000
Common equity	4,791,477	4,255,071
Shareholders’ equity	5,566,477	5,030,071
Total capital	$6,954,225	$6,372,032

Ratio of debt to total capital	20.0%	21.1%
Ratio of debt and preferred equity to total capital	31.1%	33.2%

We finance our operations with a combination of debt and equity capital. Our debt to total capital and debt and preferred equity to total capital ratios provide an indication of our capital structure, along with some insight into our financial strength.

On April 1, 2019, we repaid $250 million aggregate principal amount of 2.65% senior unsecured notes at their stated maturity.

On June 19, 2019, we issued $300 million aggregate principal amount of 3.90% senior unsecured notes. Refer to Item 1, Note 10 'Debt and Financing Arrangements' to the Consolidated Financial Statements for details on recent debt transactions.

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

Letters of credit issued under the $750 Million Facility are principally used to support the reinsurance obligations of the Participating Subsidiaries. The Participating Subsidiaries are subject to certain covenants, including the requirement to maintain sufficient collateral to cover the obligations outstanding under the $750 Million Facility. In the event of default, Citibank Europe plc may exercise certain remedies, including the exercise of control over pledged collateral and the termination of the availability of the $750 Million Facility to any or all of the Participating Subsidiaries.

Common Equity

During the six months ended June 30, 2019, our common equity increased by $536 million. The following table reconciles our opening and closing common equity positions:

Six months ended June 30,	2019

Common equity - opening	$4,255,071
Treasury shares reissued	1,733
Share-based compensation expense	15,067
Change in unrealized gains (losses) on available for sale investments, net of tax	328,036
Foreign currency translation adjustment	5,219
Net income	285,828
Preferred share dividends	(21,313)
Common share dividends	(68,750)
Treasury shares repurchased	(9,414)
Common equity - closing	$4,791,477

During the six months ended June 30, 2019, we repurchased 7,000 common shares for a total cost of $0.4 million in connection with the vesting of restricted stock awards granted under our 2007 and 2017 Long-Term Equity Compensation Plans.

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

The Company believes that the critical accounting estimates discussion in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2018, continues to describe the significant estimates and judgments included in the preparation of the Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Item 1, Note 1 'Basis of Presentation and Significant Accounting Policies' to the Consolidated Financial Statements and Item 8, Note 2 'Basis of Presentation and Significant Accounting Policies' to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of recently issued accounting pronouncements.

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At June 30, 2019, the Company had not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to this item since December 31, 2018, with the exception of the changes in exposure to foreign currency risk presented below.

Foreign Currency Risk
The table below provides a sensitivity analysis of our total net foreign currency exposures.

	AUD	NZD	CAD	EUR	GBP	JPY	Other	Total

At June 30, 2019
Net managed assets (liabilities), excluding derivatives	$26,081	$(5,363)	$124,990	$(191,493)	$(80,707)	$22,866	$158,337	$54,710
Foreign currency derivatives, net	(48,374)	5,032	(119,339)	271,468	(57,763)	(4,171)	(7,204)	39,649
Net managed foreign currency exposure	(22,292)	(330)	5,651	79,974	(138,471)	18,694	151,132	94,359
Other net foreign currency exposure	1	—	115	192	599	—	52,857	53,764
Total net foreign currency exposure	$(22,291)	$(330)	$5,766	$80,166	$(137,872)	$18,694	$203,989	$148,123
Net foreign currency exposure as a percentage of total shareholders’ equity	(0.4%)	—%	0.1%	1.4%	(2.5%)	0.3%	3.7%	2.7%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$(2,229)	$(33)	$577	$8,017	$(13,787)	$1,869	$20,399	$14,813

(1)	Assumes 10% change in underlying currencies relative to the U.S. dollar.

Total Net Foreign Currency Exposure

At June 30, 2019, our total net foreign currency exposure was $148 million net long, driven by increases in our exposures to the euro and other non-core currencies primarily due to new business written during the six months ended June 30, 2019. Of this balance, $53 million is from other net foreign currency exposures including assets managed by specific investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy. Our emerging market debt portfolio is the primary contributor to this group of assets.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) at June 30, 2019. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2019, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2019. Based upon that evaluation, there were no changes in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Common Shares
Information regarding the number of common shares repurchased in the quarter ended June 30, 2019 is shown in the following table:

Period	Total number of shares purchased(a) (b)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(b)

April 1-30, 2019	—	$—	—	—
May 1-31, 2019	6	58.19	—	—
June 1-30, 2019	1	59.58	—	—
Total	7		—	—

(a)	In thousands.

(b)	Shares are repurchased from employees to satisfy withholding tax liabilities that arise upon the vesting of restricted stock units.

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

As and when allowed by the applicable law and regulations, certain of our non-U.S. subsidiaries provide treaty reinsurance coverage to non-U.S. insurers on a worldwide basis, including insurers of liability, marine, aviation and energy risks, and as a result, these underlying reinsurance portfolios may have some exposure to Iran. In addition, we underwrite insurance and facultative reinsurance on a global basis to non-U.S. insureds and insurers, including for liability, marine, aviation and energy risks. Coverage provided to non-Iranian business may indirectly cover an exposure in Iran. For example, certain of our operations underwrite global marine hull and cargo policies that provide coverage for vessels navigating into and out of ports worldwide, including Iran. For the quarter ended June 30, 2019, there has been no material amount of premium allocated or apportioned to activities relating to Iran. We intend for our non-U.S. subsidiaries to continue to provide such coverage only to the extent permitted by applicable law.

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

4.5	Form of 3.900% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 19, 2019).
†*10.1	Amendment No. 7 to Consulting Agreement by and between Michael A. Butt and AXIS Specialty Limited dated July 18, 2019.
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101
The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in Inline XBRL: (i) Consolidated Balance Sheets at June 30, 2019 and December 31, 2018; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018; (iv) Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Exhibit 10.1 represents a management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.

†	Filed herewith.

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
Dated: August 7, 2019

AXIS CAPITAL HOLDINGS LIMITED
By:	/S/ ALBERT BENCHIMOL
Albert Benchimol
President and Chief Executive Officer
(Principal Executive Officer)

/S/ PETER VOGT
Peter Vogt
Chief Financial Officer
(Principal Financial Officer)