Form 10-Q
period 2019-09-30
AXIS CAPITAL HOLDINGS LTD
filed 2019-11-06
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
At October 31, 2019, there were 83,957,597 Common Shares, $0.0125 par value per share, of the registrant outstanding.

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
Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:

•	the cyclical nature of the insurance and reinsurance business leading to periods with excess underwriting capacity and unfavorable premium rates;

•	the occurrence and magnitude of natural and man-made disasters;

•	the impact of global climate change on our business, including the possibility that we do not adequately assess or reserve for the increased frequency and severity of natural catastrophes;

•	losses from war, terrorism and political unrest or other unanticipated losses;

•	actual claims exceeding our loss reserves;

•	general economic, capital and credit market conditions;

•	the failure of any of the loss limitation methods we employ;

•	the effects of emerging claims, coverage and regulatory issues, including uncertainty related to coverage definitions, limits, terms and conditions;

•	our inability to purchase reinsurance or collect amounts due to us;

•	the breach by third parties in our program business of their obligations to us;

•	difficulties with technology and/or data security;

•	the failure of our policyholders and intermediaries to pay premiums;

•	the failure of our cedants to adequately evaluate risks;

•	inability to obtain additional capital on favorable terms, or at all;

•	the loss of one or more key executives;

•	a decline in our ratings with rating agencies;

•	loss of business provided to us by our major brokers and credit risk due to our reliance on brokers;

•	changes in accounting policies or practices;

•	the use of industry catastrophe models and changes to these models;

•	changes in governmental regulations and potential government intervention in our industry;

•	failure to comply with certain laws and regulations relating to sanctions and foreign corrupt practices;

•	increased competition;

•	changes in the political environment of certain countries in which we operate or underwrite business including the United Kingdom's expected withdrawal from the European Union;

•	fluctuations in interest rates, credit spreads, equity securities' prices and/or currency values;

•	the failure to successfully integrate acquired businesses or to realize the expected synergies resulting from such acquisitions;

•	the failure to realize the expected benefits or synergies relating to our transformation initiative;

•	changes in tax laws; and

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

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018

	2019	2018
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2019: $12,407,704; 2018: $11,616,312)	$12,616,241	$11,435,347
Equity securities, at fair value (Cost 2019: $380,645; 2018: $365,905)	429,903	381,633
Mortgage loans, held for investment, at fair value	407,790	298,650
Other investments, at fair value	779,200	787,787
Equity method investments	113,748	108,103
Short-term investments, at fair value	12,539	144,040
Total investments	14,359,421	13,155,560
Cash and cash equivalents	763,825	1,232,814
Restricted cash and cash equivalents	444,726	597,206
Accrued interest receivable	81,371	80,335
Insurance and reinsurance premium balances receivable	3,322,316	3,007,296
Reinsurance recoverable on unpaid losses and loss expenses	3,705,793	3,501,669
Reinsurance recoverable on paid losses and loss expenses	252,087	280,233
Deferred acquisition costs	586,440	566,622
Prepaid reinsurance premiums	1,243,040	1,013,573
Receivable for investments sold	9,711	32,627
Goodwill	102,003	102,003
Intangible assets	233,305	241,568
Value of business acquired	11,048	35,714
Operating lease right-of-use assets	116,560	—
Other assets	263,880	285,346
Total assets	$25,495,526	$24,132,566
Liabilities
Reserve for losses and loss expenses	$12,498,507	$12,280,769
Unearned premiums	4,153,003	3,635,758
Insurance and reinsurance balances payable	1,276,123	1,338,991
Senior notes	1,388,135	1,341,961
Payable for investments purchased	89,805	111,838
Operating lease liabilities	115,887	—
Other liabilities	388,196	393,178
Total liabilities	19,909,656	19,102,495
Shareholders’ equity
Preferred shares	775,000	775,000
Common shares (shares issued 2019: 176,580; 2018: 176,580 shares outstanding 2019: 83,947; 2018: 83,586)	2,206	2,206
Additional paid-in capital	2,309,483	2,308,583
Accumulated other comprehensive income (loss)	176,296	(177,110)
Retained earnings	6,101,902	5,912,812
Treasury shares, at cost (2019: 92,633; 2018: 92,994 shares)	(3,779,017)	(3,791,420)
Total shareholders’ equity	5,585,870	5,030,071
Total liabilities and shareholders’ equity	$25,495,526	$24,132,566

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	Three months ended		Nine months ended
	2019	2018	2019	2018
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$1,157,307	$1,224,075	$3,415,126	$3,577,026
Net investment income	115,763	114,421	361,014	325,380
Other insurance related income	1,533	8,475	11,385	18,811
Net investment gains (losses):
Other-than-temporary impairment ("OTTI") losses	(1,458)	(5,546)	(6,328)	(7,634)
Other realized and unrealized investment gains (losses)	15,985	(12,082)	54,850	(69,917)
Total net investment gains (losses)	14,527	(17,628)	48,522	(77,551)
Total revenues	1,289,130	1,329,343	3,836,047	3,843,666

Expenses
Net losses and loss expenses	850,913	794,959	2,187,403	2,162,945
Acquisition costs	260,026	248,314	762,807	709,527
General and administrative expenses	155,522	154,894	496,008	489,944
Foreign exchange losses (gains)	(59,543)	8,305	(64,868)	2,066
Interest expense and financing costs	18,042	16,897	49,545	50,758
Transaction and reorganization expenses	11,215	16,300	29,310	48,125
Amortization of value of business acquired	4,368	39,018	24,666	149,535
Amortization of intangible assets	2,831	1,753	8,744	8,564
Total expenses	1,243,374	1,280,440	3,493,615	3,621,464

Income before income taxes and interest in income of equity method investments	45,756	48,903	342,432	222,202
Income tax (expense) benefit	(8,147)	3,525	(23,850)	3,565
Interest in income of equity method investments	792	1,667	5,645	5,045
Net income	38,401	54,095	324,227	230,812
Preferred share dividends	10,656	10,656	31,969	31,969
Net income available to common shareholders	$27,745	$43,439	$292,258	$198,843

Per share data
Earnings per common share:
Earnings per common share	$0.33	$0.52	$3.48	$2.38
Earnings per diluted common share	$0.33	$0.52	$3.46	$2.37
Weighted average common shares outstanding	83,947	83,558	83,872	83,474
Weighted average diluted common shares outstanding	84,582	84,107	84,420	83,939

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	Three months ended		Nine months ended
	2019	2018	2019	2018
	(in thousands)
Net income	$38,401	$54,095	$324,227	$230,812
Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized investment gains (losses) arising during the period	39,569	(26,061)	361,220	(257,521)
Adjustment for reclassification of net realized investment (gains) losses and OTTI losses recognized in net income	(14,808)	25,924	(8,423)	77,189
Unrealized investment gains (losses) arising during the period, net of reclassification adjustment	24,761	(137)	352,797	(180,332)
Foreign currency translation adjustment	(4,610)	994	609	(6,864)
Total other comprehensive income (loss), net of tax	20,151	857	353,406	(187,196)
Comprehensive income	$58,552	$54,952	$677,633	$43,616

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	Three months ended		Nine months ended
	2019	2018	2019	2018
	(in thousands)
Preferred shares
Balance at beginning and end of period	775,000	775,000	$775,000	$775,000

Common shares (par value)
Balance at beginning and end of period	2,206	2,206	2,206	2,206

Additional paid-in capital
Balance at beginning of period	2,303,592	2,295,633	2,308,583	2,299,166
Treasury shares reissued	(57)	(56)	(20,114)	(21,935)
Share-based compensation expense	5,948	8,530	21,014	26,876
Balance at end of period	2,309,483	2,304,107	2,309,483	2,304,107

Accumulated other comprehensive income (loss)
Balance at beginning of period	156,145	(163,168)	(177,110)	92,382
Unrealized gains (losses) on available for sale investments, net of tax:
Balance at beginning of period	159,671	(157,730)	(168,365)	89,962
Cumulative effect of adoption of ASU No. 2018-02	—	—	—	2,106
Cumulative effect of adoption of ASU No. 2016-01, net of taxes	—	—	—	(69,604)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	24,761	(138)	352,797	(180,332)
Balance at end of period	184,432	(157,868)	184,432	(157,868)
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	(3,526)	(5,438)	(8,745)	2,420
Foreign currency translation adjustment	(4,610)	994	609	(6,864)
Balance at end of period	(8,136)	(4,444)	(8,136)	(4,444)
Balance at end of period	176,296	(162,312)	176,296	(162,312)

Retained earnings
Balance at beginning of period	6,108,577	6,135,625	5,912,812	5,979,666
Cumulative effect of adoption of ASU No. 2018-02	—	—	—	(2,106)
Cumulative effect of adoption of ASU No. 2016-01, net of taxes	—	—	—	69,604
Net income	38,401	54,095	324,227	230,812
Preferred share dividends	(10,656)	(10,656)	(31,969)	(31,969)
Common share dividends	(34,420)	(33,582)	(103,168)	(100,525)
Balance at end of period	6,101,902	6,145,482	6,101,902	6,145,482

Treasury shares, at cost
Balance at beginning of period	(3,779,043)	(3,792,291)	(3,791,420)	(3,807,156)
Shares repurchased	(31)	(23)	(9,445)	(8,699)
Shares reissued	57	103	21,848	23,644
Balance at end of period	(3,779,017)	(3,792,211)	(3,779,017)	(3,792,211)

Total shareholders’ equity	$5,585,870	$5,272,272	$5,585,870	$5,272,272

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	Nine months ended
	2019	2018
	(in thousands)
Cash flows from operating activities:
Net income	$324,227	$230,812
Adjustments to reconcile net income to net cash used in operating activities:
Net investment (gains) losses	(48,522)	71,799
Net realized and unrealized gains on other investments	(49,271)	(41,924)
Amortization of fixed maturities	13,616	20,547
Interest in income of equity method investments	(5,645)	(3,557)
Amortization of value of business acquired	24,666	149,535
Other amortization and depreciation	56,964	32,934
Share-based compensation expense, net of cash payments	21,160	26,145
Changes in:
Accrued interest receivable	(1,291)	1,085
Reinsurance recoverable balances on unpaid and paid losses	(165,247)	(419,226)
Deferred acquisition costs	(20,249)	(214,500)
Prepaid reinsurance premiums	(228,973)	(311,498)
Reserve for losses and loss expenses	216,086	179,018
Unearned premiums	517,798	632,912
Insurance and reinsurance balances, net	(377,826)	(290,728)
Other items	(35,978)	67,813
Net cash provided by operating activities	241,515	131,167

Cash flows from investing activities:
Purchases of:
Fixed maturities	(7,705,671)	(6,707,576)
Equity securities	(45,086)	(59,040)
Mortgage loans	(129,711)	(78,079)
Other investments	(166,728)	(79,319)
Short-term investments	(126,960)	(285,103)
Proceeds from the sale of:
Fixed maturities	6,022,475	5,956,644
Equity securities	32,682	223,098
Other investments	222,982	211,395
Short-term investments	243,293	153,687
Proceeds from redemption of fixed maturities	885,128	982,010
Proceeds from redemption of short-term investments	15,794	37,831
Proceeds from the repayment of mortgage loans	20,759	70,481
Purchase of other assets	(41,800)	(16,918)
Net cash provided by (used in) investing activities	(772,843)	409,111

Cash flows from financing activities:
Taxes paid on withholding shares	(9,445)	(8,699)
Dividends paid - common shares	(103,526)	(100,770)
Dividends paid - preferred shares	(31,969)	(31,969)
Net proceeds from issuance of senior notes	296,334	—
Redemption of senior notes	(250,000)	—
Net cash used in financing activities	(98,606)	(141,438)

Effect of exchange rate changes on foreign currency cash, cash equivalents, and restricted cash	8,465	(10,228)
Increase (decrease) in cash, cash equivalents, and restricted cash	(621,469)	388,612
Cash, cash equivalents, and restricted cash - beginning of period	1,830,020	1,363,786
Cash, cash equivalents, and restricted cash - end of period	$1,208,551	$1,752,398

Supplemental disclosures of cash flow information:
Income taxes paid	$12,149	$12,108
Interest paid	$37,875	$42,856
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

In addition to electing the package of practical expedients, the Company made an accounting policy election to account for non-lease components separately from lease components. As a result, the non-lease components associated with the Company's leases are not included in the lease liabilities and right-of-use assets in the Company's consolidated balance at September 30, 2019.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Further, the Company made an accounting policy election not to record office property and equipment leases with an initial term of 12 months or less (short-term) in the Company's consolidated balance sheets. For the nine months ended September 30, 2019, the Company recognized expense for short-term leases of $1.0 million in the Company's consolidated statements of operations. The adoption of this guidance did not impact the Company's retained earnings or liquidity and did not have a material impact on its results of operations.

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

Recently Issued Accounting Standards Not Yet Adopted

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments" which replaces the "incurred loss" impairment methodology with an approach based on "expected losses" to estimate credit losses on certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company's insurance and reinsurance premium balances receivable and its reinsurance recoverable on unpaid and paid losses and loss expenses are its most significant financial assets within the scope of ASU 2016-13. The guidance requires financial assets to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the cost of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. This guidance is effective for interim and annual periods beginning after December 15, 2019. The Company does not anticipate that the adoption of this guidance will have a material impact on its results of operations, financial condition or liquidity.

The Company will also be impacted by the targeted changes to the impairment model for available for sale securities introduced in ASU 2016-13. Credit losses relating to available for sale debt securities will be recorded through an allowance for credit losses. This guidance is effective for interim and annual periods beginning after December 15, 2019. The Company is currently evaluating the impact of this guidance on its results of operations, financial condition and liquidity.

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

The following tables present the underwriting results of the Company's reportable segments, as well as the carrying values of allocated goodwill and intangible assets:

	2019			2018
Three months ended and at September 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$894,902	$511,604	$1,406,506	$969,364	$454,343	$1,423,707
Net premiums written	517,050	339,031	856,081	602,070	317,868	919,938
Net premiums earned	536,451	620,856	1,157,307	614,795	609,280	1,224,075
Other insurance related income	733	800	1,533	1,526	6,949	8,475
Net losses and loss expenses	(338,966)	(511,947)	(850,913)	(415,488)	(379,471)	(794,959)
Acquisition costs	(115,551)	(144,475)	(260,026)	(111,888)	(136,426)	(248,314)
General and administrative expenses	(100,559)	(26,060)	(126,619)	(100,656)	(29,595)	(130,251)
Underwriting income (loss)	$(17,892)	$(60,826)	(78,718)	$(11,711)	$70,737	59,026

Net investment income			115,763			114,421
Net investment gains (losses)			14,527			(17,628)
Corporate expenses			(28,903)			(24,643)
Foreign exchange (losses) gains			59,543			(8,305)
Interest expense and financing costs			(18,042)			(16,897)
Transaction and reorganization expenses			(11,215)			(16,300)
Amortization of value of business acquired			(4,368)			(39,018)
Amortization of intangible assets			(2,831)			(1,753)
Income before income taxes and interest in income of equity method investments			$45,756			$48,903

Net losses and loss expenses ratio	63.2%	82.5%	73.5%	67.6%	62.3%	64.9%
Acquisition cost ratio	21.5%	23.3%	22.5%	18.2%	22.4%	20.3%
General and administrative expense ratio	18.8%	4.1%	13.4%	16.4%	4.8%	12.7%
Combined ratio	103.5%	109.9%	109.4%	102.2%	89.5%	97.9%

Total intangible assets	$346,356	$—	$346,356	$408,441	$—	$408,441

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.	SEGMENT INFORMATION (CONTINUED)

	2019			2018
Nine months ended and at September 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$2,714,322	$2,923,169	$5,637,491	$2,876,856	$2,860,471	$5,737,327
Net premiums written	1,638,197	2,065,263	3,703,460	1,748,142	2,158,122	3,906,264
Net premiums earned	1,630,473	1,784,653	3,415,126	1,772,126	1,804,900	3,577,026
Other insurance related income	1,779	9,606	11,385	3,359	15,452	18,811
Net losses and loss expenses	(961,444)	(1,225,959)	(2,187,403)	(1,065,799)	(1,097,146)	(2,162,945)
Acquisition costs	(344,981)	(417,826)	(762,807)	(290,082)	(419,445)	(709,527)
General and administrative expenses	(311,491)	(87,049)	(398,540)	(305,394)	(99,481)	(404,875)
Underwriting income	$14,336	$63,425	77,761	$114,210	$204,280	318,490

Net investment income			361,014			325,380
Net investment gains (losses)			48,522			(77,551)
Corporate expenses			(97,468)			(85,069)
Foreign exchange (losses) gains			64,868			(2,066)
Interest expense and financing costs			(49,545)			(50,758)
Transaction and reorganization expenses			(29,310)			(48,125)
Amortization of value of business acquired			(24,666)			(149,535)
Amortization of intangible assets			(8,744)			(8,564)
Income before income taxes and interest in income of equity method investments			$342,432			$222,202

Net losses and loss expenses ratio	59.0%	68.7%	64.1%	60.1%	60.8%	60.5%
Acquisition cost ratio	21.2%	23.4%	22.3%	16.4%	23.2%	19.8%
General and administrative expense ratio	19.0%	4.9%	14.5%	17.2%	5.5%	13.7%
Combined ratio	99.2%	97.0%	100.9%	93.7%	89.5%	94.0%

Total intangible assets	$346,356	$—	$346,356	$408,441	$—	$408,441

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS

a)     Fixed Maturities and Equity securities

Fixed maturities

The amortized cost and fair values of the Company's fixed maturities classified as available for sale were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Non-credit OTTI in AOCI(5)

At September 30, 2019
Fixed maturities
U.S. government and agency	$2,106,902	$30,012	$(2,958)	$2,133,956	$—
Non-U.S. government	543,426	6,214	(12,008)	537,632	—
Corporate debt	4,966,942	133,081	(22,928)	5,077,095	—
Agency RMBS(1)	1,609,193	26,811	(3,236)	1,632,768	—
CMBS(2)	1,321,029	48,726	(865)	1,368,890	—
Non-Agency RMBS	59,308	1,230	(1,586)	58,952	(662)
ABS(3)	1,600,758	5,974	(6,197)	1,600,535	—
Municipals(4)	200,146	6,444	(177)	206,413	—
Total fixed maturities	$12,407,704	$258,492	$(49,955)	$12,616,241	$(662)

At December 31, 2018
Fixed maturities
U.S. government and agency	$1,520,142	$4,232	$(8,677)	$1,515,697	$—
Non-U.S. government	507,550	1,586	(16,120)	493,016	—
Corporate debt	4,990,279	15,086	(128,444)	4,876,921	—
Agency RMBS(1)	1,666,684	6,508	(29,884)	1,643,308	—
CMBS(2)	1,103,507	2,818	(13,795)	1,092,530	—
Non-Agency RMBS	40,732	1,237	(1,282)	40,687	(857)
ABS(3)	1,651,350	1,493	(15,240)	1,637,603	—
Municipals(4)	136,068	914	(1,397)	135,585	—
Total fixed maturities	$11,616,312	$33,874	$(214,839)	$11,435,347	$(857)

(1)	Residential mortgage-backed securities ("RMBS") originated by U.S. government-sponsored agencies.

(2)	Commercial mortgage-backed securities ("CMBS").

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

Equity Securities

The cost and fair values of the Company's equity securities were as follows:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
At September 30, 2019
Equity securities
Common stocks	$504	$67	$(387)	$184
Exchange-traded funds	215,620	61,809	(3,707)	273,722
Bond mutual funds	164,521	—	(8,524)	155,997
Total equity securities	$380,645	$61,876	$(12,618)	$429,903

At December 31, 2018
Equity securities
Common stocks	$790	$112	$(375)	$527
Exchange-traded funds	213,420	33,498	(10,079)	236,839
Bond mutual funds	151,695	—	(7,428)	144,267
Total equity securities	$365,905	$33,610	$(17,882)	$381,633

In the normal course of investing activities, the Company actively manages allocations to non-controlling tranches of structured securities which are variable interests issued by Variable Interest Entities ("VIEs"). These structured securities include RMBS, CMBS and ABS. The Company also invests in limited partnerships including hedge funds, direct lending funds, private equity funds and real estate funds as well as CLO equity tranched securities, which are variable interests issued by VIEs (refer to Note 3(c) 'Other Investments'). The Company does not have the power to direct the activities that are most significant to the economic performance of the VIEs therefore the Company is not the primary beneficiary of these VIEs. The maximum exposure to loss on these interests is limited to the amount of investment made by the Company. The Company has not provided financial or other support to these structured securities other than the original investment.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

Contractual Maturities

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The contractual maturities of fixed maturities are shown below:

	Amortized cost	Fair value	% of Total fair value

At September 30, 2019
Maturity
Due in one year or less	$331,379	$330,584	2.6%
Due after one year through five years	4,980,949	5,037,089	39.9%
Due after five years through ten years	2,107,695	2,173,611	17.2%
Due after ten years	397,393	413,812	3.3%
	7,817,416	7,955,096	63.0%
Agency RMBS	1,609,193	1,632,768	12.9%
CMBS	1,321,029	1,368,890	10.9%
Non-Agency RMBS	59,308	58,952	0.5%
ABS	1,600,758	1,600,535	12.7%
Total	$12,407,704	$12,616,241	100.0%

At December 31, 2018
Maturity
Due in one year or less	$430,390	$426,142	3.7%
Due after one year through five years	4,751,064	4,691,263	41.0%
Due after five years through ten years	1,762,452	1,697,737	14.8%
Due after ten years	210,133	206,077	1.8%
	7,154,039	7,021,219	61.3%
Agency RMBS	1,666,684	1,643,308	14.4%
CMBS	1,103,507	1,092,530	9.6%
Non-Agency RMBS	40,732	40,687	0.4%
ABS	1,651,350	1,637,603	14.3%
Total	$11,616,312	$11,435,347	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

 Gross Unrealized Losses

The following table summarizes fixed maturities and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

At September 30, 2019
Fixed maturities
U.S. government and agency	$12,694	$(91)	$558,741	$(2,867)	$571,435	$(2,958)
Non-U.S. government	114,923	(7,546)	179,943	(4,462)	294,866	(12,008)
Corporate debt	218,327	(11,414)	601,466	(11,514)	819,793	(22,928)
Agency RMBS	241,041	(2,394)	200,089	(842)	441,130	(3,236)
CMBS	24,550	(65)	100,241	(800)	124,791	(865)
Non-Agency RMBS	5,409	(1,135)	19,393	(451)	24,802	(1,586)
ABS	402,080	(5,186)	420,285	(1,011)	822,365	(6,197)
Municipals	7,747	(109)	9,601	(68)	17,348	(177)
Total fixed maturities	$1,026,771	$(27,940)	$2,089,759	$(22,015)	$3,116,530	$(49,955)

At December 31, 2018
Fixed maturities
U.S. government and agency	$374,030	$(7,659)	$424,439	$(1,018)	$798,469	$(8,677)
Non-U.S. government	44,339	(2,004)	303,376	(14,116)	347,715	(16,120)
Corporate debt	1,439,378	(58,915)	2,547,135	(69,529)	3,986,513	(128,444)
Agency RMBS	940,645	(29,255)	117,181	(629)	1,057,826	(29,884)
CMBS	455,582	(11,430)	353,802	(2,365)	809,384	(13,795)
Non-Agency RMBS	9,494	(1,170)	11,432	(112)	20,926	(1,282)
ABS	237,237	(2,755)	1,150,692	(12,485)	1,387,929	(15,240)
Municipals	68,814	(1,373)	9,894	(24)	78,708	(1,397)
Total fixed maturities	$3,569,519	$(114,561)	$4,917,951	$(100,278)	$8,487,470	$(214,839)

Fixed Maturities

At September 30, 2019, 1,541 fixed maturities (2018: 3,599) were in an unrealized loss position of $50 million (2018: $215 million), of which $11 million (2018: $49 million) was related to securities below investment grade or not rated.

At September 30, 2019, 633 fixed maturities (2018: 1,656) had been in a continuous unrealized loss position for twelve months or greater and had a fair value of $1,027 million (2018: $3,570 million). Following a credit impairment review, it was concluded that these securities as well as the remaining securities in an unrealized loss position were temporarily impaired at September 30, 2019, and were expected to recover in value as the securities approach maturity. At September 30, 2019, the Company did not intend to sell the securities in an unrealized loss position and it is more likely than not that the Company will not be required to sell these securities before the anticipated recovery of their amortized costs.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

b) Mortgage Loans

The following table provides details of the Company's mortgage loans held-for-investment:

	September 30, 2019		December 31, 2018
	Carrying value	% of Total	Carrying value	% of Total

Mortgage Loans held-for-investment:
Commercial	$407,790	100%	$298,650	100%
Total Mortgage Loans held-for-investment	$407,790	100%	$298,650	100%

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

The Company has a high quality mortgage loan portfolio with a weighted average debt service coverage ratio of 2.1x and a weighted average loan-to-value ratio of 57%. At September 30, 2019, there are no credit losses or past due amounts associated with the commercial mortgage loans held by the Company.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

c) Other Investments

The following tables provide a summary of the Company's other investments, together with additional information relating to the liquidity of each category:

	Fair value		Redemption frequency (if currently eligible)	Redemption notice period

At September 30, 2019
Long/short equity funds	$30,617	4%	Annually	60 days
Multi-strategy funds	166,079	21%	Quarterly, Semi-annually	60-90 days
Direct lending funds	275,619	35%	n/a	n/a
Private equity funds	67,210	9%	n/a	n/a
Real estate funds	130,209	17%	n/a	n/a
CLO-Equities	15,454	2%	n/a	n/a
Other privately held investments	30,719	4%	n/a	n/a
Overseas deposits	63,293	8%	n/a	n/a
Total other investments	$779,200	100%

At December 31, 2018
Long/short equity funds	$26,779	3%	Annually	60 days
Multi-strategy funds	167,819	22%	Quarterly, Semi-annually, Annually	45-95 days
Direct lending funds	274,478	35%	n/a	n/a
Private equity funds	64,566	8%	n/a	n/a
Real estate funds	84,202	11%	n/a	n/a
CLO-Equities	21,271	2%	n/a	n/a
Other privately held investments	44,518	6%	n/a	n/a
Overseas deposits	104,154	13%	n/a	n/a
Total other investments	$787,787	100%

n/a - not applicable

The investment strategies for the above funds are as follows:

•	Long/short equity funds: Seek to achieve attractive returns primarily by executing an equity trading strategy involving long and short investments in publicly-traded equity securities.

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

whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund's net assets which may otherwise hinder the general partner or investment manager's ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During the nine months ended September 30, 2019 and 2018, neither of these restrictions impacted the Company's redemption requests. At September 30, 2019, $65 million (2018: $27 million), representing 33% (2018: 14%) of total hedge funds, relate to holdings where the Company is still within the lockup period. The expiration of these lockup periods range from October 2020 to March 2022.

At September 30, 2019, the Company had $184 million (2018: $210 million) of unfunded commitments as a limited partner in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from five to ten years and the General Partners of certain funds have the option to extend the term by up to three years.
At September 30, 2019, the Company had $37 million (2018: $84 million) of unfunded commitments as a limited partner in multi-strategy hedge funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until after the completion of the funds' investment term. These funds have investment terms ranging from two years to the dissolution of the underlying fund.
At September 30, 2019, the Company had $97 million (2018: $147 million) of unfunded commitments as a limited partner in funds which invest in real estate and real estate securities and businesses. These funds include an open-ended fund and funds with investment terms ranging from seven years to the dissolution of the underlying fund.

At September 30, 2019, the Company had $171 million (2018: $16 million) of unfunded commitments as a limited partner in private equity funds. The life of the funds is subject to the dissolution of the underlying funds. The Company expects the overall holding period to be over five years.

During 2015, the Company made a $50 million commitment as a limited partner of a bank revolver opportunity fund. The fund has an investment term of seven years and the General Partners have the option to extend the term by up to two years. At September 30, 2019, this commitment remains unfunded. It is not anticipated that the full amount of this fund will be drawn.

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

e) Net Investment Income

Net investment income was derived from the following sources:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Fixed maturities	$96,311	$89,887	$285,062	$262,165
Other investments	11,143	15,933	49,271	44,179
Equity securities	2,232	2,099	7,757	7,015
Mortgage loans	3,984	3,322	10,735	9,805
Cash and cash equivalents	7,034	6,992	20,974	16,770
Short-term investments	973	3,413	5,975	5,933
Gross investment income	121,677	121,646	379,774	345,867
Investment expenses	(5,914)	(7,225)	(18,760)	(20,487)
Net investment income	$115,763	$114,421	$361,014	$325,380

f) Net Investment Gains (Losses)

The following table provides an analysis of net investment gains (losses):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Gross realized investment gains
Fixed maturities and short-term investments	$32,475	$4,543	$61,882	$41,932
Equity securities	1,825	15	3,424	18,675
Gross realized investment gains	34,300	4,558	65,306	60,607
Gross realized investment losses
Fixed maturities and short-term investments	(14,557)	(25,926)	(44,813)	(113,903)
Equity securities	(80)	—	(203)	(1,231)
Gross realized investment losses	(14,637)	(25,926)	(45,016)	(115,134)
Net OTTI recognized in net income	(1,458)	(5,546)	(6,328)	(7,634)
Change in fair value of investment derivatives(1)	2,592	2,626	287	9,782
Net unrealized gains (losses) on equity securities	(6,270)	6,660	34,273	(25,172)
Net investment gains (losses)	$14,527	$(17,628)	$48,522	$(77,551)

(1) Refer to Note 5 'Derivative Instruments'.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	INVESTMENTS (CONTINUED)

The following table summarizes the OTTI recognized in net income by asset class:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Fixed maturities:
Non-U.S. government	$30	$4,426	$90	$4,448
Corporate debt	1,428	1,079	6,238	3,145
CMBS	—	41	—	41
Total OTTI recognized in net income	$1,458	$5,546	$6,328	$7,634

The following table provides a roll forward of the credit losses ("credit loss table") before income taxes, for which a component of the OTTI charge was recognized in AOCI:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Balance at beginning of period	$393	$1,472	$510	$1,494
Credit impairments recognized on securities not previously impaired	—	—	—	—
Additional credit impairments recognized on securities previously impaired	—	8	—	8
Change in timing of future cash flows on securities previously impaired	—	—	—	—
Intent to sell of securities previously impaired	—	—	—	—
Securities sold/redeemed/matured	(79)	—	(196)	(22)
Balance at end of period	$314	$1,480	$314	$1,480

g) Reverse Repurchase Agreements

At September 30, 2019, the Company held $9 million (2018: $189 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents in the Company's consolidated balance sheets. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, the Company receives principal and interest income. The Company monitors the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction.

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

Other Investments

Other privately held securities include convertible preferred shares, common shares, convertible notes and notes payable. These securities are initially valued at cost which approximates fair value. In subsequent measurement periods, the fair values of these securities are determined using an income approach valuation technique, specifically an internally developed discounted cash flow model. As the significant inputs used to price these securities are unobservable, the fair values of other investments are classified as Level 3.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The tables below present the financial instruments measured at fair value on a recurring basis for the periods indicated:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At September 30, 2019
Assets
Fixed maturities
U.S. government and agency	$2,081,388	$52,568	$—	$—	$2,133,956
Non-U.S. government	—	537,632	—	—	537,632
Corporate debt	—	5,038,544	38,551	—	5,077,095
Agency RMBS	—	1,632,768	—	—	1,632,768
CMBS	—	1,354,116	14,774	—	1,368,890
Non-Agency RMBS	—	58,952	—	—	58,952
ABS	—	1,600,043	492	—	1,600,535
Municipals	—	206,413	—	—	206,413
	2,081,388	10,481,036	53,817	—	12,616,241
Equity securities
Common stocks	184	—	—	—	184
Exchange-traded funds	273,722	—	—	—	273,722
Bond mutual funds	—	155,997	—	—	155,997
	273,906	155,997	—	—	429,903
Other investments
Hedge funds (1)	—	—	—	196,696	196,696
Direct lending funds	—	—	—	275,619	275,619
Private equity funds	—	—	—	67,210	67,210
Real estate funds	—	—	—	130,209	130,209
Other privately held investments	—	—	30,719	—	30,719
CLO-Equities	—	—	15,454	—	15,454
Overseas deposits	—	63,293	—	—	63,293
	—	63,293	46,173	669,734	779,200
Short-term investments	—	12,539	—	—	12,539
Other assets
Derivative instruments (refer to Note 5)	—	1,343	—	—	1,343
Total Assets	$2,355,294	$10,714,208	$99,990	$669,734	$13,839,226
Liabilities
Derivative instruments (refer to Note 5)	$—	$7,465	$10,136	$—	$17,601
Cash settled awards (refer to Note 8)	—	19,060	—	—	19,060
Total Liabilities	$—	$26,525	$10,136	$—	$36,661

(1) Includes Long/short equity and Multi-strategy funds.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At December 31, 2018
Assets
Fixed maturities
U.S. government and agency	$1,480,466	$35,231	$—	$—	$1,515,697
Non-U.S. government	—	493,016	—	—	493,016
Corporate debt	—	4,827,909	49,012	—	4,876,921
Agency RMBS	—	1,643,308	—	—	1,643,308
CMBS	—	1,073,396	19,134	—	1,092,530
Non-Agency RMBS	—	40,687	—	—	40,687
ABS	—	1,619,070	18,533	—	1,637,603
Municipals	—	135,585	—	—	135,585
	1,480,466	9,868,202	86,679	—	11,435,347
Equity securities
Common stocks	527	—	—	—	527
Exchange-traded funds	236,839	—	—	—	236,839
Bond mutual funds	—	144,267	—	—	144,267
	237,366	144,267	—	—	381,633
Other investments
Hedge funds (1)	—	—	—	194,598	194,598
Direct lending funds	—	—	—	274,478	274,478
Private equity funds	—	—	—	64,566	64,566
Real estate funds	—	—	—	84,202	84,202
Other privately held investments	—	—	44,518	—	44,518
CLO-Equities	—	—	21,271	—	21,271
Overseas deposits	—	104,154	—	—	104,154
	—	104,154	65,789	617,844	787,787
Short-term investments	—	144,040	—	—	144,040
Other assets
Derivative instruments (refer to Note 5)	—	8,237	—	—	8,237
Total Assets	$1,717,832	$10,268,900	$152,468	$617,844	$12,757,044
Liabilities
Derivative instruments (refer to Note 5)	$—	$4,223	$10,299	$—	$14,522
Cash settled awards (refer to Note 8)	—	20,648	—	—	20,648
Total Liabilities	$—	$24,871	$10,299	$—	$35,170

(1) Includes Long/short equity and Multi-strategy funds.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

The following table quantifies the significant unobservable inputs used in estimating fair values at September 30, 2019 of investments classified as Level 3 in the fair value hierarchy.

	Fair value	Valuation technique	Unobservable input	Range	Weighted average

Other investments - CLO-Equities	$15,454	Discounted cash flow	Default rates	3.5%	3.5%
			Loss severity rate	35.0%	35.0%
			Collateral spreads	3.0%	3.0%
			Estimated maturity dates	7 years	7 years

Other investments - Other privately held investments	$30,719	Discounted cash flow	Discount rate	3.0%	3.0%

Derivatives - Other underwriting-related derivatives	$(10,136)	Discounted cash flow	Discount rate	1.6%	1.6%

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

The following tables present changes in Level 3 for financial instruments measured at fair value on a recurring basis for the periods indicated:

	Opening balance	Transfers into Level 3	Transfers out of Level 3	Included in net income(1)	Included in OCI (2)	Purchases	Sales	Settlements/ distributions	Closing balance	Change in unrealized investment gains/(losses) (3)

Three months ended September 30, 2019
Fixed maturities
Corporate debt	$39,137	$—	$(489)	$—	$(97)	$—	$—	$—	$38,551	$—
CMBS	9,892	5,285	—	—	(13)	—	—	(390)	14,774	—
ABS	491	—	—	—	1	—	—	—	492	—
	49,520	5,285	(489)	—	(109)	—	—	(390)	53,817	—
Other investments
Other privately held investments	28,452	—	—	2,016	—	15,000	(14,749)	—	30,719	2,502
CLO - Equities	17,798	—	—	(1,308)	—	—	—	(1,036)	15,454	(1,308)
	46,250	—	—	708	—	15,000	(14,749)	(1,036)	46,173	1,194
Total assets	$95,770	$5,285	$(489)	$708	$(109)	$15,000	$(14,749)	$(1,426)	$99,990	$1,194

Other liabilities
Derivative instruments	$10,262	$—	$—	$(126)	$—	$—	$—	$—	$10,136	$(126)
Total liabilities	$10,262	$—	$—	$(126)	$—	$—	$—	$—	$10,136	$(126)

Nine months ended September 30, 2019
Fixed maturities
Corporate debt	$49,012	$—	$(489)	$(1,459)	$836	$—	$(5,578)	$(3,771)	$38,551	$—
CMBS	19,134	5,285	(4,767)	—	151	—	—	(5,029)	14,774	—
ABS	18,533	—	(27,966)	—	175	9,750	—	—	492	—
	86,679	5,285	(33,222)	(1,459)	1,162	9,750	(5,578)	(8,800)	53,817	—
Other investments
Other privately held investments	44,518	—	—	16,877	—	17,500	(48,176)	—	30,719	3,936
CLO - Equities	21,271	—	—	(60)	—	—	—	(5,757)	15,454	(60)
	65,789	—	—	16,817	—	17,500	(48,176)	(5,757)	46,173	3,876
Total assets	$152,468	$5,285	$(33,222)	$15,358	$1,162	$27,250	$(53,754)	$(14,557)	$99,990	$3,876

Other liabilities
Derivative instruments	$10,299	$—	$—	$(163)	$—	$—	$—	$—	$10,136	$(163)
Total liabilities	$10,299	$—	$—	$(163)	$—	$—	$—	$—	$10,136	$(163)

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

1) Realized investment gains (losses) on fixed maturities, and realized and unrealized gains (losses) on other assets and other liabilities included in net income are included in net investment gains (losses). Realized and unrealized gains (losses) on other investments included in net income are included in net investment income.
(2)    Unrealized investment gains (losses) on fixed maturities are included in other comprehensive income ("OCI").
(3)    Change in unrealized investment gains (losses) relating to assets held at the reporting date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.	FAIR VALUE MEASUREMENTS (CONTINUED)

Transfers into Level 3 from Level 2

The transfers into Level 3 from Level 2 made during the three and nine months ended September 30, 2019 and 2018 were primarily due to the lack of observable market inputs and multiple quotes from pricing vendors and broker-dealers for certain fixed maturities.

Transfers out of Level 3 into Level 2

The transfers out of Level 3 into Level 2 made during the three and nine months ended September 30, 2019 and 2018 were primarily due to the availability of observable market inputs and multiple quotes from pricing vendors for certain fixed maturities.

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

For direct lending funds, private equity funds, real estate funds and two of the Company's hedge funds, valuation statements are typically released on a reporting lag therefore the Company estimates the fair value of these funds by starting with the most recent fund valuations and adjusting for capital calls, redemptions, drawdowns and distributions. Return estimates are not available from the relevant fund managers for these funds therefore the Company typically has a reporting lag in its fair value measurements of these funds. For the nine months ended September 30, 2019, funds reported on a lag represented 66% (2018: 61%) of the Company's total other investments balance.

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

Financial Instruments Disclosed But Not Carried at Fair Value

The fair value of financial instruments accounting guidance also applies to financial instruments disclosed but not carried at fair value, except for certain financial instruments, including insurance contracts.

At September 30, 2019, the carrying values of cash and cash equivalents including restricted amounts, accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated their fair values due to their respective short maturities. As these financial instruments are not actively traded, their fair values are classified as Level 2.

At September 30, 2019, the carrying value of mortgage loans held-for-investment approximated their fair value. The fair values of mortgage loans are primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk or are determined from pricing for similar loans. As mortgage loans are not actively traded their fair values are classified as Level 3.

At September 30, 2019, senior notes are recorded at amortized cost with a carrying value of $1,388 million (2018: $1,342 million) and a fair value of $1,471 million (2018: $1,334 million). The fair values of these senior notes are based on prices obtained from a third party pricing service and are determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As the yields for the risk-free yield curve and the spreads are observable market inputs, the fair values of senior notes are classified as Level 2.

5.	DERIVATIVE INSTRUMENTS

The balance sheet classifications of derivatives recorded at fair value are shown in the following table:

	September 30, 2019			December 31, 2018
	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)

Relating to investment portfolio:
Foreign exchange forward contracts	$152,963	$517	$425	$79,336	$262	$531
Interest rate swaps	—	—	—	150,000	—	1,116
Relating to underwriting portfolio:
Foreign exchange forward contracts	531,864	826	7,040	737,419	7,975	2,576
Other underwriting-related contracts	85,000	—	10,136	85,000	—	10,299
Total derivatives		$1,343	$17,601		$8,237	$14,522

(1)	Asset and liability derivatives are classified within other assets and other liabilities in the consolidated balance sheets.

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

A reconciliation of gross derivative assets and liabilities to the net amounts presented in the consolidated balance sheets, with the difference being attributable to the impact of master netting agreements, is shown in the following table:

	September 30, 2019			December 31, 2018
	Gross amounts	Gross amounts offset	Net amounts(1)	Gross amounts	Gross amounts offset	Net amounts(1)

Derivative assets	$2,357	$(1,014)	$1,343	$11,967	$(3,730)	$8,237
Derivative liabilities	$18,615	$(1,014)	$17,601	$18,252	$(3,730)	$14,522

(1)	Net asset and liability derivatives are classified within other assets and other liabilities in the consolidated balance sheets.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	DERIVATIVE INSTRUMENTS (CONTINUED)

The total unrealized and realized gains (losses) recognized in net income for derivatives not designated as hedges are shown in the following table:

	Location of gain (loss) recognized in net income	Three months ended September 30,		Nine months ended September 30,
		2019	2018	2019	2018

Relating to investment portfolio:
Foreign exchange forward contracts	Net investment gains (losses)	$2,592	$766	$3,964	$2,090
Interest rate swaps	Net investment gains (losses)	—	1,859	(3,677)	7,692
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange gains (losses)	(6,883)	(3,965)	(16,598)	(4,103)
Other underwriting-related contracts	Other insurance related income (losses)	417	677	1,035	2,225
Total		$(3,874)	$(663)	$(15,276)	$7,904

6.    RESERVE FOR LOSSES AND LOSS EXPENSES

Reserve Roll-Forward

The following table presents a reconciliation of the Company's beginning and ending gross reserve for losses and loss expenses and net reserves for unpaid losses and loss expenses:

	Nine months ended September 30,
	2019	2018

Gross reserve for losses and loss expenses, beginning of period	$12,280,769	$12,997,553
Less reinsurance recoverable on unpaid losses, beginning of period	(3,501,669)	(3,159,514)
Net reserve for unpaid losses and loss expenses, beginning of period	8,779,100	9,838,039

Net incurred losses and loss expenses related to:
Current year	2,252,424	2,323,028
Prior years	(65,021)	(160,083)
	2,187,403	2,162,945
Net paid losses and loss expenses related to:
Current year	(329,519)	(381,158)
Prior years	(1,791,233)	(1,770,667)
	(2,120,752)	(2,151,825)

Foreign exchange and other	(53,037)	(1,040,999)

Net reserve for unpaid losses and loss expenses, end of period	8,792,714	8,808,160
Reinsurance recoverable on unpaid losses, end of period	3,705,793	3,217,787
Gross reserve for losses and loss expenses, end of period	$12,498,507	$12,025,947

The Company writes business with loss experience generally characterized as low frequency and high severity in nature, which can result in volatility in its financial results. During the nine months ended September 30, 2019, the Company recognized net losses and loss expenses of $206 million (2018: $162 million) attributable to catastrophe and weather-related events.

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

Prior Year Reserve Development

The Company's net favorable prior year reserve development arises from changes to estimates of losses and loss expenses related to loss events that occurred in previous calendar years. The following table presents net prior year reserve development by segment:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Insurance	$14,609	$13,478	$42,849	$60,547
Reinsurance	12,118	32,182	22,172	99,536
Total	$26,727	$45,660	$65,021	$160,083

The following tables map the Company's lines of business to reserve classes and the expected claim tails:

Insurance segment
Reserve class and tail

	Property and other	Marine	Aviation	Credit and political risk	Professional lines	Liability

	Short	Short	Short/Medium	Medium	Medium	Long

Reported lines of business
Property	X
Marine		X
Terrorism	X
Aviation			X
Credit and political risk				X
Professional lines					X
Liability						X
Accident and health	X
Discontinued lines - Novae	X				X	X

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance segment
Reserve class and tail

	Property and other	Credit and surety	Professional lines	Motor	Liability

	Short	Medium	Medium	Long	Long

Reported lines of business
Catastrophe	X
Property	X
Credit and surety		X
Professional lines			X
Motor				X
Liability					X
Engineering	X
Agriculture	X
Marine and other	X
Accident and health	X
Discontinued lines - Novae	X			X	X

Short-tail business

Short-tail business includes the underlying exposures in property and other, marine and aviation reserve classes in the insurance segment, and the property and other reserve class in the reinsurance segment.

For the three months ended September 30, 2019, these reserve classes contributed net favorable prior year reserve development of $2 million, including net favorable prior year reserve development of $11 million contributed by the insurance property and other reserve class and net favorable prior year reserve development of $3 million contributed by the insurance marine and aviation reserve classes, partially offset by of net adverse prior year reserve development of $12 million recognized by the reinsurance property and other reserve class.

For the nine months ended September 30, 2019, these reserve classes recognized net adverse prior year reserve development of $50 million, including net adverse prior year reserve development of $71 million recognized by the reinsurance property and other reserve class and net adverse prior year reserve development of $4 million recognized by the insurance property and other reserve class, partially offset by net favorable prior year reserve development of $24 million contributed by the insurance marine reserve class. The net adverse prior year reserve development of $71 million recognized by the reinsurance property and other reserve class reflected overall better than expected loss emergence related to the 2018 catastrophe events and reserve strengthening within our European proportional book of business.

For the three and nine months ended September 30, 2018, these reserve classes contributed net favorable prior year reserve development of $12 million and $92 million, respectively, reflecting overall better than expected loss emergence related to the 2017 catastrophe events.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.	RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Medium-tail business

Medium-tail business consists primarily of insurance and reinsurance professional lines reserve classes, insurance credit and political risk reserve class and reinsurance credit and surety reserve class.

For the three and nine months ended September 30, 2019, the insurance professional lines reserve class recorded net favorable prior year reserve development of $4 million (2018: $10 million) and $14 million (2018: $12 million), respectively, reflecting generally favorable experience as we continued to transition to more experienced based actuarial methods.

For the three months ended September 30, 2019, the reinsurance professional lines reserve class recorded net adverse prior year reserve development of $7 million primarily due to reserve strengthening within the Company's European book of business.

For the three and nine months ended September 30, 2018, the reinsurance professional lines reserve class recorded net favorable prior year reserve development of $10 million and $18 million, respectively, reflecting generally favorable experience on older accident years as the Company continued to transition to more experience based actuarial methods.

For the nine months ended September 30, 2019, the insurance credit and political risk reserve class recorded net favorable prior year reserve development of $10 million, respectively, reflecting the recognition of better than expected loss emergence.

For the three and nine months ended September 30, 2019, the reinsurance credit and surety reserve class recorded net favorable prior year reserve development of $6 million (2018: $6 million) and $33 million (2018: $21 million), respectively, reflecting the recognition of better than expected loss emergence.

Long-tail business

Long-tail business consists primarily of insurance and reinsurance liability reserve classes and reinsurance motor reserve class.

For the three months ended September 30, 2019, the insurance liability reserve class recorded net adverse prior year reserve development of $4 million (2018: $11 million). For the nine months ended September 30, 2018, the insurance liability reserve class recorded net adverse prior year reserve development of $18 million. This net adverse prior year reserve development was primarily due to reserve strengthening in the Company's U.S. excess casualty book of business.

For the nine months ended September 30, 2019, the reinsurance liability reserve class contributed net favorable prior year reserve development of $26 million due to increased weight given by management to experience based indications on older accident years.

For the three and nine months ended September 30, 2018, the reinsurance liability reserve class contributed net favorable prior year reserve development of $11 million and $19 million, respectively, largely associated with multi-line contracts due to overall better than expected loss emergence related to the 2017 catastrophe events. The net favorable prior year reserve development for the nine months ended September 30, 2018 was also due to increased weight given by management to experience based indications on older accident years.

For the three and nine months ended September 30, 2019, the reinsurance motor reserve class contributed net favorable prior year reserve development of $23 million (2018: $7 million) and $34 million (2018: $15 million), respectively, primarily attributable to non proportional treaty business.

At September 30, 2019, net reserves for losses and loss expenses included estimated amounts for numerous catastrophe events. The magnitude and/or complexity of losses arising from certain of these events, in particular Hurricane Dorian, Japanese Typhoons Faxai and Tapah which occurred in 2019 together with the California Wildfires, Hurricanes Michael and Florence, and Typhoons Jebi and Trami which occurred in 2018 as well as Hurricanes Harvey, Irma and Maria and the California Wildfires which occurred in 2017, inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at the estimated net reserves for losses and loss expenses. As a result, actual losses for these events may ultimately differ materially from the Company's current estimates.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	EARNINGS PER COMMON SHARE

The following table presents earnings per common share and earnings per diluted common share:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Earnings per common share
Net income	$38,401	$54,095	$324,227	$230,812
Less: Preferred share dividends	10,656	10,656	31,969	31,969
Net income available to common shareholders	27,745	43,439	292,258	198,843
Weighted average common shares outstanding	83,947	83,558	83,872	83,474
Earnings per common share	$0.33	$0.52	$3.48	$2.38

Earnings per diluted common share
Net income available to common shareholders	$27,745	$43,439	$292,258	$198,843

Weighted average common shares outstanding	83,947	83,558	83,872	83,474
Share-based compensation plans	635	549	548	465
Weighted average diluted common shares outstanding	84,582	84,107	84,420	83,939

Earnings per diluted common share	$0.33	$0.52	$3.46	$2.37

Weighted average anti-dilutive shares excluded from the dilutive computation	9	8	204	325

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	SHARE-BASED COMPENSATION

For the three months ended September 30, 2019, the Company incurred share-based compensation costs of $12 million (2018: $15 million) related to share-settled restricted stock units and cash-settled restricted stock units. In addition, the Company recorded associated tax benefits of $2 million (2018: $3 million).

For the nine months ended September 30, 2019, the Company incurred share-based compensation costs of $41 million (2018: $45 million) and recorded associated tax benefits of $7 million (2018: $6 million).

During the nine months ended September 30, 2019, the fair value of share-settled restricted stock units and cash-settled restricted stock units that vested was $49 million (2018: $47 million). At September 30, 2019, there was $90 million of unrecognized share-based compensation costs (2018: $106 million) which are expected to be recognized over the weighted average period of 2.5 years (2018: 2.6 years).

Share-Settled Awards

The following table provides an activity summary of the Company's share-settled restricted stock units for the nine months ended September 30, 2019:

	Share-Settled Performance Vesting Restricted Stock Units		Share-Settled Service Based Restricted Stock Units
	Number of restricted stock units	Weighted average grant date fair value(1)	Number of restricted stock units	Weighted average grant date fair value(1)

Nonvested restricted stock units - beginning of period	232	$54.54	1,411	$54.12
Granted	127	54.70	522	54.88
Vested	(61)	53.82	(465)	54.20
Forfeited	(40)	64.01	(158)	54.54
Nonvested restricted stock units - end of period	258	$53.31	1,310	$54.34

(1) Fair value is based on the closing price of the Company's common shares on the grant date.

Cash-Settled awards

The following table provides an activity summary of the Company's cash-settled restricted stock units for the nine months ended September 30, 2019:

	Cash-Settled Performance Vesting Restricted Stock Units	Cash-Settled Service Based Restricted Stock Units
	Number of restricted stock units	Number of restricted stock units

Nonvested restricted stock units - beginning of period	27	932
Granted	—	363
Vested	(12)	(328)
Forfeited	(9)	(94)
Nonvested restricted stock units - end of period	6	873

At September 30, 2019, the liability for cash-settled restricted stock units, included in other liabilities in the consolidated balance sheets, was $19 million (2018: $19 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.    SHAREHOLDERS' EQUITY

The following table presents changes in common shares issued and outstanding:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Shares issued, balance at beginning of period	176,580	176,580	176,580	176,580
Shares issued	—	—	—	—
Total shares issued at end of period	176,580	176,580	176,580	176,580

Treasury shares, balance at beginning of period	(92,633)	(93,024)	(92,994)	(93,419)
Shares repurchased	(1)	—	(165)	(175)
Shares reissued	1	1	526	571
Total treasury shares at end of period	(92,633)	(93,023)	(92,633)	(93,023)

Total shares outstanding	83,947	83,557	83,947	83,557

Dividends

In the three months ended September 30, 2019, the total dividends declared per common share were $0.40, paid in October 2019 (2018: $0.39, paid in October 2018). In the nine months ended September 30, 2019, the total cash dividends declared per common share were $1.20 per share, paid in April 2019, July 2019 and October 2019 (2018: $1.17 paid in April 2018, July 2018 and October 2018).

In the three months ended September 30, 2019, the total dividends declared on Series D preferred shares were $0.34375 per share, payable in December 2019 (2018: $0.34375, paid in December 2018). In the nine months ended September 30, 2019, the total dividends declared on Series D preferred shares were $1.03125 per share, paid in June 2019, September 2019 and payable in December 2019 (2018: $1.03125, paid in June 2018, September 2018 and December 2018).

In the three months ended September 30, 2019, the total dividends declared on Series E preferred shares were $34.375 per share, paid in October 2019 (2018: $34.375, paid in October 2018). In the nine months ended September 30, 2019, the total dividends declared on Series E preferred shares were $103.125 per share, paid in April 2019, July 2019 and October 2019 (2018: $103.125, paid in April 2018, July 2018 and October 2018).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	SHAREHOLDERS' EQUITY (CONTINUED)

Treasury Shares

The following table presents common share repurchased from shares held in Treasury:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

In the open market:
Total shares	—	—	—	—
Total cost	$—	$—	$—	$—
Average price per share(1)	$—	$—	$—	$—

From employees:(2)
Total shares	1	—	165	175
Total cost	$31	$—	$9,445	$8,699
Average price per share(1)	$61.23	$—	$57.23	$49.57

Total shares repurchased:
Total shares	1	—	165	175
Total cost	$31	$—	$9,445	$8,699
Average price per share(1)	$61.23	$—	$57.23	$49.57

(1) Calculated using whole numbers.

(2)	Shares are repurchased from employees to satisfy withholding tax liabilities related to the vesting of share-settled restricted stock units.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	DEBT AND FINANCING ARRANGEMENTS

a)	Senior Notes

On April 1, 2019, AXIS Specialty Finance PLC ("AXIS Finance"), a 100% owned finance subsidiary, repaid $250 million aggregate principal amount of 2.65% Senior Notes at their stated maturity.

On April 3, 2019, AXIS Capital and AXIS Finance entered into a first supplemental indenture (the "First Supplemental Indenture") among AXIS Finance, as issuer, AXIS Capital, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (the "Trustee"), to the senior indenture dated March 13, 2014 (the "Indenture") relating to $250 million aggregate principal amount of 5.15% Senior Notes due 2045 (the "5.15% Senior Notes") issued by AXIS Finance and fully and unconditionally guaranteed by AXIS Capital.

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

Under the terms of the senior indenture, the 5.15% Senior Notes are redeemable at any time at the option of AXIS Finance at a redemption price equal to a make-whole premium or, in the event that, as a result of certain tax law changes, AXIS Finance or AXIS Capital becomes obligated to pay additional amounts with respect to the 5.15% Senior Notes, at par, plus in each case, accrued and unpaid interest. The First Supplemental Indenture limits this optional redemption right to provide that the 5.15% Senior Notes were not redeemable at the option of AXIS Finance on or before March 13, 2017, except in the limited circumstances set forth in the First Supplemental Indenture and prior to maturity unless certain conditions are satisfied.

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

On June 19, 2019, AXIS Specialty Finance LLC, a 100% owned finance subsidiary, issued $300 million aggregate principal amount of 3.90% senior unsecured notes (the "3.90% Senior Notes") at an issue price of 99.36%. The net proceeds of the issuance, after consideration of the offering discount and underwriting expenses and commissions, totaled approximately $296 million. Interest on the 3.90% Senior Notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2020. Unless previously redeemed, the 3.90% Senior Notes will mature on July 15, 2029. The 3.90% Senior Notes are ranked as unsecured senior obligations of AXIS Specialty Finance LLC. AXIS Capital has fully and unconditionally guaranteed all obligations of AXIS Specialty Finance LLC under the 3.90% Senior Notes. AXIS Capital's obligations under this guarantee are unsecured senior obligations and rank equally with all other senior obligations of AXIS Capital.

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

Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the commencement date. For the three and nine months ended September 30, 2019, the total lease expense was $7 million and $18 million, respectively.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.	LEASES (CONTINUED)

The following table summarizes the amounts related to the Company’s total lease expense and the cash flows arising from lease transactions.

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019

Lease cost:
Operating lease expense	$7,520	$18,584
Short-term lease expense(1)	196	961
Sublease income(2)	(343)	(1,077)
Total lease expense	$7,373	$18,468

Other information:
Operating cash outflows from operating leases	$6,397	$19,317
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—
Weighted-average remaining lease term - operating leases(3)	9.0 years	9.0 years
Weighted-average discount rate - operating lease(4)	4.7%	4.7%
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

At September 30, 2019, the scheduled maturity of the Company's operating lease liabilities are expected to be as follows:

Expected
Cash Flows

Remainder of 2019	$5,711
2020	19,102
2021	18,853
2022	19,646
2023	16,198
Later years	65,573
Discount	(29,196)
Total discounted operating lease liabilities	$115,887

The Company's lease for its current office property in Alpharetta, Georgia, expires on December 31, 2019. As a result, the Company executed a 15 year lease for a new office property in Alpharetta, Georgia. The Company is not involved in the construction or design of this office property and will not move into this property until January 1, 2020, the commencement date of the lease. Given that the commencement date is after the balance sheet date, the Company has not reflected this lease in the maturity table above or in the Company's consolidated balance sheets at September 30, 2019. The total contractual lease costs over the 15 year lease is $40 million.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.	LEASES (CONTINUED)

At December 31, 2018, the Company's future minimum lease payments were expected to be as follows:

Year ended December 31,

2019	$28,240
2020	25,331
2021	27,025
2022	28,012
2023	23,801
Later years	118,497
Total future minimum lease payments	$250,906

For the three and nine months ended September 30, 2018, the total lease expense was $7 million and $22 million, respectively.

13.	TRANSACTION AND REORGANIZATION EXPENSES

For the three and nine months ended months ended September 30, 2019, transaction and reorganization expenses were $11 million (2018: $16 million) and $29 million (2018: $48 million), respectively, related to the Company's transformation program which was launched in 2017. This program encompasses the integration of Novae which commenced in the fourth quarter of 2017, the realignment of the Company's accident and health business, together with other initiatives designed to increase efficiency and enhance profitability while delivering a customer-centric operating model.

The following table presents the tax effects allocated to each component of other comprehensive income (loss):

	2019			2018
	Before tax amount	Tax (expense) benefit	Net of tax amount	Before tax amount	Tax (expense) benefit	Net of Tax Amount

Three months ended September 30,
Available for sale investments:
Unrealized investment gains (losses) arising during the period	$45,939	$(6,370)	$39,569	$(27,968)	$1,907	$(26,061)
Adjustment for reclassification of net realized investment (gains) losses and OTTI losses recognized in net income	(16,446)	1,638	(14,808)	26,896	(972)	25,924
Unrealized investment gains (losses) arising during the period, net of reclassification adjustment	29,493	(4,732)	24,761	(1,072)	935	(137)
Non-credit portion of OTTI losses	—	—	—	—	—	—
Foreign currency translation adjustment	(4,610)	—	(4,610)	994	—	994
Total other comprehensive income (loss), net of tax	$24,883	$(4,732)	$20,151	$(78)	$935	$857

Nine months ended September 30,
Available for sale investments:
Unrealized investment gains (losses) arising during the period	$399,652	$(38,432)	$361,220	$(266,117)	$8,596	$(257,521)
Adjustment for reclassification of net realized investment (gains) losses and OTTI losses recognized in net income	(10,713)	2,290	(8,423)	79,552	(2,363)	77,189
Unrealized investment gains (losses) arising during the period, net of reclassification adjustment	388,939	(36,142)	352,797	(186,565)	6,233	(180,332)
Non-credit portion of OTTI losses	—	—	—	—	—	—
Foreign currency translation adjustment	609	—	609	(6,864)	—	(6,864)
Total other comprehensive income (loss), net of tax	$389,548	$(36,142)	$353,406	$(193,429)	$6,233	$(187,196)

The following table presents details of amounts reclassified from accumulated other comprehensive income ("AOCI") to net income (loss):

		Amount reclassified from AOCI(1)
Details about AOCI Components	Consolidated statement of operations line item that includes reclassification	Three months ended September 30,		Nine months ended September 30,
		2019	2018	2019	2018

Unrealized investment gains (losses) on available for sale investments
	Other realized investment gains (losses)	$17,904	$(21,350)	$17,041	$(71,918)
	OTTI losses	(1,458)	(5,546)	(6,328)	(7,634)
	Total before tax	16,446	(26,896)	10,713	(79,552)
	Income tax (expense) benefit	(1,638)	972	(2,290)	2,363
	Net of tax	$14,808	$(25,924)	$8,423	$(77,189)

(1)	Amounts in parentheses are charges to net income (loss).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15.    SUBSEQUENT EVENTS

In the fourth quarter of 2019, Typhoon Hagibis and the ongoing wildfires in California will impact the Company's financial results. The assessment of the financial impact from these events on the Company's fourth quarter results is at a very early stage.

Due to the relatively high proportion of flood related losses attributable to Typhoon Hagibis, the ongoing nature of the California Wildfires and the preliminary nature of the information available for both of these events, it is not possible at this time to provide an accurate estimate of the impact these events will have on the Company's fourth quarter results.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2019 and 2018 and our financial condition at September 30, 2019 and December 31, 2018. This should be read in conjunction with Item 1 'Consolidated Financial Statements and the accompanying notes' of this report and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018. Tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

THIRD QUARTER 2019 FINANCIAL HIGHLIGHTS

Third Quarter 2019 Consolidated Results of Operations

•	Net income available to common shareholders of $28 million, or $0.33 per common share and $0.33 per diluted common share

•	Operating loss(1) of $33 million, or $(0.39) per diluted common share(1)

•	Gross premiums written of $1.4 billion

•	Net premiums written of $0.9 billion

•	Net premiums earned of $1.2 billion

•
Estimated pre-tax catastrophe and weather-related losses, net of reinsurance and reinstatement premiums, of $160 million (insurance: $41 million and reinsurance: $119 million), or 14.1 points, primarily related to Hurricane Dorian, the Japanese typhoons and other weather-related events.

•	Net favorable prior year reserve development of $27 million

•	Underwriting loss(2) of $79 million and combined ratio of 109.4%

•	Net investment income of $116 million

•	Net investment gains of $15 million

•	Amortization of value of business acquired ("VOBA") of $4 million

•	Transaction and reorganization expenses of $11 million

•	Foreign exchange gains of $60 million

Third Quarter 2019 Consolidated Financial Condition

•	Total cash and investments of $15.6 billion; fixed maturities, cash and short-term securities comprise 89% of total cash and investments and have an average credit rating of AA-

•	Total assets of $25.5 billion

•	Reserve for losses and loss expenses of $12.5 billion and reinsurance recoverable on unpaid and paid losses and loss expenses of $4.0 billion

•	Total debt of $1.4 billion and debt to total capital ratio(3) of 19.9%

•	Common shareholders’ equity of $4.8 billion; book value per diluted common share of $56.26

(1)
Operating income (loss) and operating income (loss) per diluted common share are non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. The reconciliations of non-GAAP financial measures to the most comparable GAAP financial measures, net income (loss) available (attributable) to common shareholders and earnings (loss) per diluted common share, respectively, are provided in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations' and a discussion of the rationale for the presentation of these items is provided in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Non GAAP Financial Measures'.

(2)
Consolidated underwriting income (loss) is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to income (loss) before income taxes and interest in income (loss) of equity method investments, the most comparable GAAP financial measure, is presented in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.

(3)	The debt to total capital ratio is calculated by dividing senior notes by total capital. Total capital represents the sum of total shareholders’ equity and senior notes.

EXECUTIVE SUMMARY

Business Overview
AXIS Capital Holdings Limited ("AXIS Capital"), through its operating subsidiaries, is a global provider of specialty lines insurance and treaty reinsurance with operations in Bermuda, the U.S., Europe, Singapore, Canada and the Middle East. Our underwriting operations are organized around our global underwriting platforms, AXIS Insurance and AXIS Re.
We provide our clients and distribution partners with a broad range of risk transfer products and services and meaningful capacity, backed by significant financial strength. We manage our portfolio holistically, aiming to construct the optimum consolidated portfolio of risks, consistent with our risk appetite and development of our franchise. We nurture an ethical, entrepreneurial and disciplined culture that promotes outstanding client service, intelligent risk taking and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a global leader in specialty risks. The execution of our strategy for the first nine months of 2019 included the following:

•	increasing our relevance in a select number of attractive specialty lines insurance and treaty reinsurance markets and continuing the implementation of a more focused distribution strategy;

•	continuing to grow a leadership position in business lines with strong growth potential including U.S. excess and surplus lines, and North America professional lines;

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

Outlook

We are committed to leadership in specialty insurance risk and global reinsurance, areas where we have depth of talent and expertise. As a mid-sized player that is both sophisticated and agile, we believe we are well-positioned to succeed in the rapidly evolving insurance and reinsurance marketplace. Through our hybrid strategy, we have developed substantial platforms in insurance and reinsurance, providing us with both balance and diversification. We believe our market positioning, underwriting expertise, best-in-class claims management capabilities, and strong relationships with our distributors and clients will provide opportunities for increased profitability, with variances among our lines driven by our tactical response to market conditions.

Rates, and terms and conditions across most insurance lines generally continued to see accelerating improvement in 2019, with U.S. excess and primary casualty, marine and catastrophe exposed property insurance lines experiencing the most upward rate momentum. While the insurance market remains competitive with capacity and capital willing to support business with a broad range of return hurdles in certain pockets, there has been more consistent signs of firming rates. We expect many specialty segments will experience further pricing improvements as carriers assess pricing, portfolio construction and account preferences through the course of the year. In this competitive market environment with mixed market conditions, we are focusing on lines of business and market segments that are adequately priced, and we are trading off growth for profitability in other areas.

The reinsurance market is also experiencing increased momentum in rates, and improved terms and conditions, due to adjustments to both supply and demand given the significant losses across many lines of business over the last couple of years. We continue to emphasize underwriting discipline to actively manage our portfolio profitability. In parallel, we are capitalizing on opportunities to support clients in a world of changing exposures, regulation and reinsurance panels. We believe that there is a real opportunity to achieve more relevance and to produce new streams of income in the future while still driving improvements in our existing portfolio. We are also focused on managing the volatility and capital efficiency of our portfolio by further expanding our already strong group of strategic capital partners.

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

Foreign exchange losses (gains) in our consolidated statements of operations primarily relate to the impact of foreign exchange rate movements on net insurance related-liabilities. In addition, we recognize unrealized foreign exchange losses (gains) on our equity securities and foreign exchange losses (gains) realized upon the sale of our available for sale investments and equity securities in net investment gains (losses). However, these movements are only one element of the overall impact of foreign exchange rate fluctuations on our financial position. We also recognize unrealized foreign exchange losses (gains) on our available for sale investments in other comprehensive income (loss). These unrealized foreign exchange losses (gains) generally offset a large portion of the foreign exchange losses (gains) reported in net income (loss) available (attributable) to common shareholders, thereby minimizing the impact of foreign exchange rate movements on total shareholders' equity. As such, foreign exchange losses (gains) in our consolidated statements of operations in isolation are not a fair representation of the performance of our business.

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

We also present operating income (loss) per diluted common share and annualized operating ROACE, which are derived from the operating income (loss) measure and are reconciled to the most comparable GAAP financial measures, earnings (loss) per diluted common share and annualized return on average common equity ("ROACE"), respectively, in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.

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

We also present ex-PGAAP operating income (loss) per diluted common share and annualized ex-PGAAP operating ROACE, which are derived from the ex-PGAAP operating income (loss) measure and are reconciled to the most comparable GAAP financial measures, earnings (loss) per diluted common share and annualized ROACE, respectively, are also presented in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.

We believe the presentation of ex-PGAAP operating income (loss), ex-PGAAP operating income (loss) per diluted common share and annualized ex-PGAAP operating ROACE enables investors and other users of our financial information to better analyze the performance of our business.

Acquisition of Novae

On October 2, 2017, we acquired Novae. At the acquisition date, we identified VOBA which represents the present value of the expected underwriting profit within policies that were in-force at the closing date of the transaction. In addition, the allocation of the acquisition price to the assets acquired and liabilities assumed based on estimated fair values at the acquisition date, resulted in the write-off of the deferred acquisition cost asset on Novae's balance sheet at the acquisition date as the value of policies in-force on that date are considered within VOBA. Consequently, underwriting income (loss) in the three and nine months ended September 30, 2019 and 2018 included the recognition of premiums attributable to Novae's balance sheet at the acquisition date without the recognition of the associated acquisition costs.

Results of Operations

	Three months ended September 30,				Nine months ended September 30,
	2019		% Change	2018	2019	% Change	2018

Underwriting revenues:
Net premiums earned	$1,157,307		(5%)	$1,224,075	$3,415,126	(5%)	$3,577,026
Other insurance related income	1,533		nm	8,475	11,385	(39%)	18,811
Underwriting expenses:
Net losses and loss expenses	(850,913)		7%	(794,959)	(2,187,403)	1%	(2,162,945)
Acquisition costs	(260,026)		5%	(248,314)	(762,807)	8%	(709,527)
Underwriting-related general and administrative expenses(1)	(126,619)		(3%)	(130,251)	(398,540)	(2%)	(404,875)
Underwriting income (loss)	$(78,718)			$59,026	$77,761		$318,490

Net investment income	115,763		1%	114,421	361,014	11%	325,380
Net investment gains (losses)	14,527		nm	(17,628)	48,522	nm	(77,551)
Corporate expenses(1)	(28,903)		17%	(24,643)	(97,468)	15%	(85,069)
Other (expenses) revenues, net	41,501		nm	(25,202)	15,323	nm	(52,824)
Transaction and reorganization expenses	(11,215)		(31%)	(16,300)	(29,310)	(39%)	(48,125)
Amortization of value of business acquired	(4,368)		nm	(39,018)	(24,666)	nm	(149,535)
Amortization of intangible assets	(2,831)	—	61%	(1,753)	(8,744)	2%	(8,564)
Income before income taxes and interest in income of equity method investments	45,756			48,903	342,432		222,202
Income tax (expense) benefit	(8,147)		nm	3,525	(23,850)	nm	3,565
Interest in income of equity method investments	792		(52%)	1,667	5,645	12%	5,045
Net income	$38,401			$54,095	$324,227		$230,812
Preferred share dividends	(10,656)		—%	(10,656)	(31,969)	—%	(31,969)
Net income available to common shareholders	$27,745		(36%)	$43,439	$292,258	47%	$198,843

Net investment (gains) losses(2)	$(14,527)		nm	$17,628	$(48,522)	nm	$77,551
Foreign exchange losses (gains) (3)	(59,543)		nm	8,305	(64,868)	nm	2,066
Transaction and reorganization expenses(4)	11,215		(31%)	16,300	29,310	(39%)	48,125
Interest in (income) of equity method investments(5)	(792)		(52%)	(1,667)	(5,645)	12%	(5,045)
Income tax expense (benefit)	3,361		nm	(4,882)	6,524	nm	(16,539)
Operating income (loss) (6)	$(32,541)		nm	$79,123	$209,057	(31%)	$305,001

nm – not meaningful

(1)
Underwriting-related general and administrative expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to total general and administrative expenses, the most comparable GAAP financial measure, also included corporate expenses of $28,903 and $24,643 for the three months ended September 30, 2019 and 2018, respectively, and $97,468 and $85,069 for the nine months ended September 30, 2019 and 2018, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for additional information on corporate expenses. Refer also to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures' for additional information.

(2)
Tax cost (benefit) of $897 and ($623) for the three months ended September 30, 2019 and 2018, respectively, and $6,667 and $(4,011) for the nine months ended September 30, 2019 and 2018, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.

(3)
Tax cost (benefit) of $4,784 and ($1,870) for the three months ended September 30, 2019 and 2018, respectively, and $5,372 and $(5,424) for the nine months ended September 30, 2019 and 2018, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.

(4)
Tax cost (benefit) of ($2,320) and ($2,389) for the three months ended September 30, 2019 and 2018, respectively, and ($5,515) and ($7,416) for the nine months ended September 30, 2019 and 2018, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.

(5)
Tax cost (benefit) of $nil for the three months ended September 30, 2019 and 2018, and $nil and $312 for the nine months ended September 30, 2019 and 2018, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.

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

Non-GAAP Financial Measures

We also present operating income (loss) per diluted common share and annualized operating ROACE, which are derived from the operating income (loss) measure and can be reconciled to the most comparable GAAP financial measures as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Net income available to common shareholders	$27,745	$43,439	$292,258	$198,843
Operating income (loss)	(32,541)	79,123	209,057	305,001
Weighted average diluted common shares outstanding(1)	83,947	84,107	84,420	83,939

Earnings per diluted common share	$0.33	$0.52	$3.46	$2.37
Operating income (loss) per diluted common share(2)	$(0.39)	$0.94	$2.48	$3.62

Average common shareholders’ equity	$4,801,174	$4,487,639	$4,532,971	$4,531,768

Annualized return on average common equity(3)	2.3%	3.9%	8.6%	5.9%
Annualized operating return on average common equity(4)	(2.7%)	7.1%	6.1%	9.0%

(1)	Refer to Item 1, Note 7 to our Consolidated Financial Statements 'Earnings per Common Share' for additional information on the dilution calculation.

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

(3)
Annualized ROACE is calculated by dividing annualized net income (loss) available (attributable) to common shareholders for the period by the average common shareholders' equity determined using the common shareholders' equity balances at the beginning and end of the period.

(4)
Annualized operating ROACE, a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K, is calculated by dividing annualized operating income (loss) for the period by the average common shareholders' equity balances determined using the common shareholders' equity balances at the beginning and end of the period. Annualized operating ROACE for the three months ended September 30, 2019, was calculated using weighted average common shares outstanding due to the operating loss recognized in the period. The reconciliation to the most comparable GAAP financial measure, ROACE, is presented in the table above and a discussion of the rationale for its presentation is included in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures'.

Ex-PGAAP Operating Income

We also present ex-PGAAP operating income (loss), ex-PGAAP operating income (loss) per diluted common share and ex-PGAAP operating ROACE which are derived from the operating income (loss) measure and can be reconciled to the most comparable GAAP financial measures as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Net income available to common shareholders	$27,745	$43,439	$292,258	$198,843
Net investment (gains) losses	(14,527)	17,628	(48,522)	77,551
Foreign exchange losses (gains)	(59,543)	8,305	(64,868)	2,066
Transaction and reorganization expenses	11,215	16,300	29,310	48,125
Interest in (income) of equity method investments	(792)	(1,667)	(5,645)	(5,045)
Income tax expense (benefit)	3,361	(4,882)	6,524	(16,539)
Operating income (loss)	$(32,541)	$79,123	$209,057	$305,001
Amortization of VOBA and intangible assets(2)	6,891	40,664	32,985	156,882
Amortization of acquisition costs(3)	(1,568)	(29,344)	(10,689)	(109,434)
Income tax expense (benefit)	(1,011)	(2,151)	(4,236)	(9,015)
Ex-PGAAP operating income (loss)(1)	$(28,229)	$88,292	$227,117	$343,434

Earnings per diluted common share	$0.33	$0.52	$3.46	$2.37
Net investment (gains) losses	(0.17)	0.21	(0.57)	0.92
Foreign exchange losses (gains)	(0.71)	0.10	(0.77)	0.02
Transaction and reorganization expenses	0.13	0.19	0.35	0.57
Interest in (income) of equity method investments	(0.01)	(0.02)	(0.07)	(0.06)
Income tax expense (benefit)	0.04	(0.06)	0.08	(0.20)
Operating income (loss) per diluted common share	$(0.39)	$0.94	$2.48	$3.62
Amortization of VOBA and intangible assets(2)	0.08	0.48	0.39	1.87
Amortization of acquisition cost(3)	(0.02)	(0.35)	(0.13)	(1.30)
Income tax expense (benefit)	(0.01)	(0.03)	(0.05)	(0.11)
Ex-PGAAP operating income (loss) per diluted common share(1)	$(0.34)	$1.04	$2.69	$4.08

Weighted average diluted common shares outstanding	83,947	84,107	84,420	83,939

Average common shareholders' equity	$4,801,174	$4,487,639	$4,532,971	$4,531,768

Annualized return on average common equity	2.3%	3.9%	8.6%	5.9%
Annualized operating return on average common equity	(2.7%)	7.1%	6.1%	9.0%
Annualized ex-PGAAP operating return on average common equity(1)	(2.4%)	7.9%	6.7%	10.1%

(1)
Ex-PGAAP operating income (loss), ex-PGAAP operating income (loss) per diluted common share and annualized ex-PGAAP operating ROACE are non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to the most comparable GAAP financial measures, net income (loss) available (attributable) to common shareholders, earnings (loss) per diluted common share, and annualized ROACE, respectively, are provided in the table above, and a discussion of the rationale for the presentation of these items is included in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures'. Annualized ex-PGAAP operating ROACE for the three months ended September 30, 2019, was calculated using weighted average common shares outstanding due to the ex-PGAAP operating loss recognized in the period.

(2)
Tax cost (benefit) of $(1,309) and $(7,726) for the three months ended September 30, 2019 and 2018, respectively, and $(6,267) and $(29,808) for the nine months ended September 30, 2019 and 2018, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.

(3)
Tax cost (benefit) of $298 and $5,575 for the three months ended September 30, 2019 and 2018, respectively, and $2,031 and $20,792 for the nine months ended September 30, 2019 and 2018, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.

Underwriting Results

Total underwriting loss for the three months ended September 30, 2019 was $79 million, compared to the underwriting income of $59 million for the three months ended September 30, 2018. The underwriting loss in the quarter was primarily driven by a decrease in net premiums earned and an increase in catastrophe and weather-related losses, together with a decrease in net favorable prior year reserve development.

The reinsurance segment underwriting loss was $61 million for the three months ended September 30, 2019, compared to underwriting income of $71 million for the three months ended September 30, 2018. The underwriting loss in the quarter was primarily driven by an increase in catastrophe and weather-related losses, together with a decrease in net favorable prior year reserve development, an increase in the current accident year loss ratio excluding catastrophe and weather-related losses, partially offset by an increase in net premiums earned.

The insurance segment underwriting loss increased by $6 million for the three months ended September 30, 2019, compared to the underwriting loss of $12 million for the three months ended September 30, 2018. The increase in the underwriting loss was primarily driven by a decrease in net premiums earned, partially offset by a decrease in catastrophe and weather-related losses, and a decrease in the current accident year loss ratio excluding catastrophe and weather-related losses.

Total underwriting income for the nine months ended September 30, 2019 was $78 million, compared to underwriting income of $318 million for the nine months ended September 30, 2018. The decrease in underwriting income was primarily driven by a decrease in net premiums earned, a decrease in net favorable prior year reserve development, an increase in catastrophe and weather-related losses, and an increase in acquisition costs.

The reinsurance segment underwriting income decreased by $141 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. The decrease in underwriting income was primarily driven by an increase in catastrophe and weather-related losses and a decrease in net favorable prior year reserve development, partially offset by a decrease in the current accident year loss ratio excluding catastrophe and weather-related losses.

The insurance segment underwriting income decreased by $100 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. The decrease in underwriting income was primarily driven by decrease in net premiums earned and an increase in acquisition costs, together with a decrease in net favorable prior year reserve development, partially offset by a decrease in catastrophe and weather-related losses.

Net Investment Income

Net investment income of $116 million for the three months ended September 30, 2019 was comparable to net investment income of $114 million for the three months ended September 30, 2018.
Net investment income was $361 million for the nine months ended September 30, 2019, compared to $325 million for the nine months ended September 30, 2018, an increase of $36 million, mainly attributable to an increase in income from fixed maturities due to the increase in yields and a larger allocation of the portfolio to fixed maturities, together with a realized gain associated with the sale of a privately held investment, partially offset by lower returns from CLO-equities.
Net Investment Gains (Losses)

Net investment gains were $15 million for the three months ended September 30, 2019, compared to net investment losses of $18 million for the same period of 2018.

Net investment gains for the three months ended September 30, 2019 were primarily due to net realized gains on sales of U.S. government bonds and agency RMBS, partially offset by net unrealized losses on equity securities.

Net investment losses for the three months ended September 30, 2018 were primarily due to net realized losses on sales of U.S. government, agency RMBS and corporate debt securities, together with an Other Than Temporary Impairment ("OTTI") charge, partially offset by net unrealized gains on equity securities.

Net investment gains were $49 million for the nine months ended September 30, 2019, compared to net investment losses of $78 million for the same period of 2018.

Net investment gains for nine months ended September 30, 2019 were primarily due to net unrealized gains on equity securities and net realized gains on sales of U.S. government bonds and agency RMBS, partially offset by an OTTI charge.

Net investment losses for the nine months ended September 30, 2018 were primarily due to net realized losses on sales of U.S. government, agency RMBS and corporate debt securities, together with an OTTI charge and net unrealized losses on equity securities.

Other Expenses (Revenues), Net

Corporate expenses were $29 million and $97 million for the three and nine months ended September 30, 2019, respectively, compared to $25 million and $85 million for the three and nine months ended September 30, 2018, respectively. The increase was primarily attributable to ongoing investments in information technology and digital capabilities, professional fees, and adjustments associated with performance-related compensation costs, partially offset by a decrease in office costs and an increase in allocations of corporate costs to the reinsurance segment. In addition, the increase in corporate expenses for the nine months ended September 30, 2019, was partially offset by an increase in the allocation of corporate costs to the insurance segment.

Foreign exchange gains were $60 million and $65 million for the three and nine months ended September 30, 2019, respectively, compared to foreign exchange losses of $8 million and $2 million for the three and nine months ended September 30, 2018, respectively.

Foreign exchange gains for the three and nine months ended September 30, 2019, were primarily attributable to the impact of the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling and euro.

Foreign exchange losses for the three and nine months ended September 30, 2018, were primarily attributable to the impact of the strengthening of the U.S. dollar on the remeasurement of other investments, specifically, overseas deposits mainly denominated in australian dollar and pound sterling.

Interest expenses and financing costs of $18 million and $50 million for the three and nine months ended September 30, 2019, respectively, were comparable to interest expenses and financing costs of $17 million and $51 million for the three and nine months ended September 30, 2018, respectively.

The financial results for the three and nine months ended September 30, 2019 resulted in tax expenses of $8 million and $24 million, respectively, compared to tax benefits of $4 million for the three and nine months ended September 30, 2018.

The tax expenses of $8 million and $24 million for the three and nine months ended September 30, 2019, respectively, was attributable to the generation of pre-tax income in our U.S. and European operations, partially offset by pre-tax losses in our U.K. operations.

The tax benefits of $4 million for the three and nine months ended September 30, 2018 were primarily driven by the generation of pre-tax losses in our U.K. and European operations, largely offset by the generation of pre-tax income in our U.S. operations.

Transaction and Reorganization Expenses

Transaction and reorganization expenses were $11 million and $29 million for the three and nine months ended September 30, 2019, respectively, compared to $16 million and $48 million for the three and nine months ended September 30, 2018, respectively, related to the transformation program launched in 2017. This program encompasses the integration of Novae which commenced in the fourth quarter of 2017, the realignment of our accident and health business, together with other initiatives designed to increase our efficiency and enhance our profitability while delivering a customer-centric operating model. These expenses are not included in operating income.

At September 30, 2019, we remained on track to deliver $100 million of expense savings by the end of 2020. These expense savings will be achieved through the elimination of redundant roles, efficiencies introduced through organizational redesign, operating efficiency improvements, integration of systems, and the rationalization of third party contracts and professional fees.

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

Interest in income of equity method investments was $1 million and $6 million for the three and nine months ended September 30, 2019, respectively.

Interest in income of equity method investments was $2 million and $5 million for the three and nine months ended September 30, 2018, respectively.

Financial Measures

We believe the following financial indicators are important in evaluating our performance and measuring the overall growth in value generated for our common shareholders:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Annualized return on average common equity	2.3%	3.9%	8.6%	5.9%
Annualized operating return on average common equity	(2.7%)	7.1%	6.1%	9.0%
Annualized ex-PGAAP operating return on average common equity	(2.4%)	7.9%	6.7%	10.1%
Book value per diluted common share(1)	$56.26	$52.70	$56.26	$52.70
Cash dividends declared per common share	$0.40	$0.39	$1.20	$1.17
Increase (decrease) in book value per diluted common share adjusted for dividends	$0.67	$0.62	$5.16	$(1.07)

(1)
Book value per diluted common share represents total common shareholders’ equity divided by the number of diluted common shares outstanding, determined using the treasury stock method. Cash-settled restricted stock units are excluded.

Return on Average Common Equity
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
The decrease in ROACE for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, was primarily driven by the underwriting loss in the quarter, partially offset by the foreign exchange gains and net investment gains in the quarter, together with a decrease in amortization of VOBA associated with the acquisition of Novae. In addition, ROACE was impacted by an increase in average common shareholders' equity.

The increase in ROACE for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was primarily driven by the investment gains and foreign exchange gains in the period, and a decrease in amortization of VOBA associated with the acquisition of Novae, together with an increase in net investment income and a decrease in transaction and reorganization expenses, partially offset by a decrease in underwriting income and an increase in corporate expenses.
Operating ROACE excludes the impact of net investment gains (losses), foreign exchange losses (gains), transaction and reorganization expenses, and interest in income (loss) of equity method investments.
The decrease in operating ROACE for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, was primarily driven by the underwriting loss in the quarter, partially offset by a decrease in amortization of VOBA associated with the acquisition of Novae.
The decrease in operating ROACE for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was primarily driven by a decrease in underwriting income in the period, together with an increase in corporate expenses, partially offset by a decrease in amortization of VOBA associated with the acquisition of Novae, together with an increase in net investment income.
Ex-PGAAP operating ROACE excludes the impact of amortization of VOBA and intangible assets, net of tax, and amortization of acquisition costs, net of tax, associated with Novae's balance sheet at October 2, 2017. Ex-PGAAP operating ROACE for the three and nine months ended September 30, 2019 was (2.4%) and 6.7%, respectively, compared to 7.9% and 10.1% for the three and nine months ended September 30, 2018, respectively.
Book Value per Diluted Common Share
We consider book value per diluted common share to be an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis will ultimately translate into appreciation of our stock price.
Book value per diluted common share increased to $56.26 at September 30, 2019, from $55.99 at June 30, 2019, an increase of $0.27, due to net income generated during the period and net unrealized investment gains reported in other comprehensive income, partially offset by common share dividends declared.
Book value per diluted common share increased to $56.26 at September 30, 2019, from $52.70 at September 30, 2018, an increase of 7%, due to net income generated during the period and net unrealized investment gains reported in other comprehensive income, partially offset by common share dividends declared.
Cash Dividends Declared per Common Share
We believe in returning excess capital to our shareholders by way of dividends and share repurchases. Accordingly, our dividend policy is an integral part of the value we create for our shareholders. Our cumulative strong earnings have permitted our Board of Directors to approve fifteen successive annual increases in quarterly common share dividends.
Book Value per Diluted Common Share Adjusted for Dividends
Book value per diluted common share adjusted for dividends increased by $0.67, or 1% per common share for the three months ended September 30, 2019, and increased $5.16 or 10% over the past twelve months.
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

During the three months ended September 30, 2019, total value created was driven by the net income generated in the quarter and unrealized investment gains reported in accumulated other comprehensive income.

During the nine months ended September 30, 2019, total value created was driven by the net income generated in the period and unrealized investment gains reported in accumulated other comprehensive income.

During the three months ended September 30, 2018, total value created was primarily driven by the net income generated in the quarter.

During the nine months ended September 30, 2018, the reduction in total value was primarily driven by the unrealized investment losses reported in accumulated other comprehensive income, partially offset by net income generated in the period.

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

	Three months ended September 30,			Nine months ended September 30,
	2019	% Change	2018	2019	% Change	2018

Revenues:
Gross premiums written	$1,406,506	(1%)	$1,423,707	$5,637,491	(2%)	$5,737,327
Net premiums written	856,081	(7%)	919,938	3,703,460	(5%)	3,906,264
Net premiums earned	1,157,307	(5%)	1,224,075	3,415,126	(5%)	3,577,026
Other insurance related income	1,533	nm	8,475	11,385	(39%)	18,811

Expenses:
Current year net losses and loss expenses	(877,640)		(840,619)	(2,252,424)		(2,323,028)
Prior year reserve development	26,727		45,660	65,021		160,083
Acquisition costs	(260,026)		(248,314)	(762,807)		(709,527)
Underwriting-related general and administrative expenses(1)	(126,619)		(130,251)	(398,540)		(404,875)
Underwriting income (loss)(2)	$(78,718)	nm	$59,026	$77,761	nm	$318,490

General and administrative expenses(1)	$155,522		$154,894	$496,008		$489,944
Income before income taxes and interest in income of equity method investments(2)	$45,756		$48,903	$342,432		$222,202

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

Underwriting Revenues

Gross and net premiums written by segment were as follows:

	Gross premiums written
	Three months ended September 30,			Nine months ended September 30,
	2019	% Change	2018	2019	% Change	2018

Insurance	$894,902	(8%)	$969,364	$2,714,322	(6%)	$2,876,856
Reinsurance	511,604	13%	454,343	2,923,169	2%	2,860,471
Total	$1,406,506	(1%)	$1,423,707	$5,637,491	(2%)	$5,737,327

% ceded
Insurance	42%	4 pts	38%	40%	1 pts	39%
Reinsurance	34%	4 pts	30%	29%	4 pts	25%
Total	39%	4 pts	35%	34%	2 pts	32%

	Net premiums written
	Three months ended September 30,			Nine months ended September 30,
	2019	% Change	2018	2019	% Change	2018

Insurance	$517,050	(14%)	$602,070	$1,638,197	(6%)	$1,748,142
Reinsurance	339,031	7%	317,868	2,065,263	(4%)	2,158,122
Total	$856,081	(7%)	$919,938	$3,703,460	(5%)	$3,906,264

Gross Premiums Written:

Gross premiums written for the three and nine months ended September 30, 2019 decreased by $17 million or 1% ($8 million or 1% on a constant currency basis1) and $100 million or 2% ($15 million or 0% on a constant currency basis), respectively, compared to the three and nine months ended September 30, 2018.

The decrease for the three and nine months ended September 30, 2019, compared to the same period in 2018, was due to a decrease in the insurance segment, partially offset by an increase in the reinsurance segment.

The insurance segment's gross premiums written decreased by $74 million or 8% ($63 million or 7% on a constant currency basis) and $163 million or 6% ($125 million or 4% on a constant currency basis) for the three and nine months ended September 30, 2019, respectively, compared to the same period in 2018.

The decrease for the three months ended September 30, 2019 was attributable to property, credit and political risk, professional lines, and accident and health lines, partially offset by an increase in liability lines. The decrease for the nine months ended September 30, 2019 was attributable to property, and accident and health lines, partially offset by increases in liability, professional lines and marine lines.

The reinsurance segment's gross premiums written increased by $57 million or 13% ($55 million or 12% on a constant currency basis) and $63 million or 2% ($110 million or 4% on a constant currency basis) for the three and nine months ended September 30, 2019, respectively, compared to the same period in 2018.

The increase for the three months ended September 30, 2019 was primarily attributable to catastrophe, accident and health, liability, marine and other, and engineering lines, partially offset by decreases in property and agriculture lines. The increase for the nine months ended September 30, 2019 was attributable to catastrophe, accident and health lines, marine and other, and liability lines, partially offset by decreases in motor, property, credit and surety, professional lines, and agriculture lines.

(1) Amounts presented on a constant currency basis are non-GAAP financial measures as defined in Item10 (e) of SEC Regulation S-K. The constant currency basis is calculated by applying the average foreign exchange rate from the current year to the prior year balance.

Ceded Premiums Written:

Ceded premiums written for the three and nine months ended September 30, 2019 were $550 million or 39% of gross premiums written and $1.9 billion or 34% of gross premiums written, respectively, compared to ceded premiums of $504 million or 35% of gross premiums written and $1.8 billion or 32% of gross premiums written for the three and nine months ended September 30, 2018, respectively.

The increase in ceded premiums written for the three months ended September 30, 2019, compared to the same period in 2018, was due to increases in both segments. The increase in ceded premiums written for the nine months ended September 30, 2019, compared to the same period in 2018, was attributable to the reinsurance segment, partially offset by a decrease in the insurance segment.

The increase in the reinsurance segment ceded premiums written of $36 million or 26% for the three months ended September 30, 2019, compared to the same period in 2018, was attributable to catastrophe lines, partially offset by a decrease in property lines.

The increase in the reinsurance segment ceded premiums written of $156 million or 22% for the nine months ended September 30, 2019, compared to the same period in 2018, was attributable to catastrophe, liability, and credit and surety lines, partially offset by decreases in agriculture and property lines.

The increase in the insurance segment ceded premiums written of $11 million or 3% for the three months ended September 30, 2019, compared to the same period in 2018, was primarily driven by liability and marine lines, partially offset by a decrease in property lines.

The decrease in the insurance segment ceded premiums written of $53 million or 5% for the nine months ended September 30, 2019, compared to the same period in 2018, was primarily driven by property and professional lines, partially offset by an increase in liability lines.

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

Net Premiums Earned:

Net premiums earned by segment were as follows:

	Three months ended September 30,					Nine months ended September 30,
	2019		2018		% Change	2019		2018		% Change

Insurance	$536,451	46%	$614,795	50%	(13%)	$1,630,473	48%	$1,772,126	50%	(8%)
Reinsurance	620,856	54%	609,280	50%	2%	1,784,653	52%	1,804,900	50%	(1%)
Total	$1,157,307	100%	$1,224,075	100%	(5%)	$3,415,126	100%	$3,577,026	100%	(5%)

Net premiums earned for the three and nine months ended September 30, 2019 decreased by $67 million or 5% ($53 million or 4% on a constant currency basis) and $162 million or 5% ($128 million or 4% on a constant currency basis), respectively, compared to the three and nine months ended September 30, 2018. The decrease for the three months ended September 30, 2019, compared to the same period in 2018, was driven by the insurance segment, partially offset by an increase in the reinsurance segment. The decrease for the nine months ended September 30, 2019, compared to the same period in 2018, was driven by decreases in both segments.

Net premiums earned decreased by $78 million or 13% ($68 million or 11% on a constant currency basis) in the insurance segment for the three months ended September 30, 2019, compared to the same period in 2018. The decrease was driven by property, marine, and accident and health lines, partially offset by increases in professional lines and liability lines.

Net premiums earned decreased by $142 million or 8% ($117 million or 7% on a constant currency basis) in our insurance segment for the nine months ended September 30, 2019, compared to the same period in 2018. The decrease was driven by property, accident and health, and marine lines, partially offset by increases in professional lines and liability lines.

Net premiums earned increased by $12 million or 2% ($16 million or 3% on a constant currency basis) in the reinsurance segment for the three months ended September 30, 2019, compared to the same period in 2018. The increase was driven by accident and health, and marine and other lines, partially offset by a decrease in credit and surety lines.

Net premiums earned decreased by $20 million or 1% ($11 million or 1% on a constant currency basis) in our reinsurance segment for the nine months ended September 30, 2019, compared to the same period in 2018. The decrease was driven by credit and surety, and motor lines, partially offset by increases in accident and health, and marine and other lines.

Other Insurance Related Income (Loss):

Other insurance related income was $2 million for the three months ended September 30, 2019, compared to $8 million for the same period in 2018.

Other insurance related income was $11 million for the nine months ended September 30, 2019, compared to $19 million for the same period in 2018.

Underwriting Expenses

The following table provides a breakdown of our combined ratio:

	Three months ended September 30,			Nine months ended September 30,
	2019	% Point Change	2018	2019	% Point Change	2018

Current accident year loss ratio excluding catastrophe and weather-related losses	61.7%	0.5	61.2%	60.1%	(0.3)	60.4%
Catastrophe and weather-related losses ratio	14.1%	6.6	7.5%	5.9%	1.4	4.5%
Current accident year loss ratio	75.8%	7.1	68.7%	66.0%	1.1	64.9%
Prior year reserve development ratio	(2.3%)	1.5	(3.8%)	(1.9%)	2.5	(4.4%)
Net losses and loss expenses ratio	73.5%	8.6	64.9%	64.1%	3.6	60.5%
Acquisition cost ratio	22.5%	2.2	20.3%	22.3%	2.5	19.8%
General and administrative expense ratio(1)	13.4%	0.7	12.7%	14.5%	0.8	13.7%
Combined ratio	109.4%	11.5	97.9%	100.9%	6.9	94.0%

(1)
The general and administrative expense ratio includes corporate expenses not allocated to reportable segments of 2.5% and 2.0% for the three months ended September 30, 2019 and 2018, respectively and 2.9% and 2.4% for the nine months ended September 30, 2019 and 2018, respectively. These costs are further discussed in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net'.

Current Accident Year Loss Ratio:

The current accident year loss ratio increased to 75.8% and 66.0% for the three and nine months ended September 30, 2019, respectively, from 68.7% and 64.9% for the three and nine months ended September 30, 2018, respectively.

The increase in the current accident year loss ratio for the three and nine months ended September 30, 2019, compared to the same periods in 2018, was impacted by a higher level of catastrophe and weather-related losses. During the three and nine months ended September 30, 2019, we incurred pre-tax catastrophe and weather-related losses, net of reinstatement premiums, of $160 million or 14.1 points and $196 million or 5.9 points, respectively, primarily attributable to Hurricane Dorian, the Japanese typhoons, and other weather-related events. Comparatively, during the three and nine months ended September 30, 2018, we incurred pre-tax catastrophe and weather-related losses, of $92 million or 7.5 points and $162 million or 4.5 points, respectively.

After adjusting for the impact of catastrophe and weather-related losses, our current accident year loss ratio for the three and nine months ended September 30, 2019 was 61.7% and 60.1%, respectively, compared to 61.2% and 60.4% for the three and nine months ended September 30, 2018, respectively.

The increase in the current accident year loss ratio after adjusting for the impact of catastrophe and weather-related losses for the three months ended September 30, 2019, compared to the same periods in 2018, was principally due to changes in business mix, partially offset by the impact of improved pricing over loss trends.

The decrease in the current accident year loss ratio after adjusting for the impact of catastrophe and weather-related losses for the nine months ended September 30, 2019, compared to the same periods in 2018, was principally due to the impact of improved pricing over loss trends.

For further discussion on current accident year loss ratios, refer to the insurance and reinsurance segment discussions below.

Estimates of Significant Catastrophe Events:

Our September 30, 2019, net reserves for losses and loss expenses included estimated amounts for numerous catastrophe events. We caution that the magnitude and/or complexity of losses arising from certain of these events, in particular Hurricane Dorian, Japanese Typhoons Faxai and Tapah which occurred in 2019 together with the California Wildfires, Hurricanes Michael and Florence, and Typhoons Jebi and Trami which occurred in 2018 as well as Hurricanes Harvey, Irma and Maria and the California Wildfires which occurred in 2017, inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at our estimated net reserves for losses and loss expenses. As a result, our actual losses for these events may ultimately differ materially from our current estimates.

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

We continue to monitor paid and incurred loss development for catastrophe events and update our estimates of ultimate losses accordingly.

Prior Year Reserve Development:

Net favorable prior year reserve development arises from changes to estimates of losses and loss expenses related to loss events that occurred in previous calendar years. The following table presents net prior year reserve development by segment:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Insurance	$14,609	$13,478	$42,849	$60,547
Reinsurance	12,118	32,182	22,172	99,536
Total	$26,727	$45,660	$65,021	$160,083

Overview

Short-tail business

Short-tail business includes the underlying exposures in the property and other, marine and aviation reserve classes in the insurance segment, and the property and other reserve class in the reinsurance segment.

These reserve classes contributed net favorable prior year reserve development of $2 million for the three months ended September 30, 2019, including net favorable prior year reserve development of $11 million contributed by the insurance property and other reserve class and net favorable prior year reserve development of $3 million contributed by the insurance marine and aviation reserve classes, partially offset by net adverse prior year reserve development of $12 million recognized by the reinsurance property and other reserve class.

These reserve classes recognized net adverse prior year reserve development of $50 million for the nine months ended September 30, 2019, including net adverse prior year reserve development of $71 million recognized by the reinsurance property and other reserve class and net adverse prior year reserve development of $4 million recognized by the insurance property and other reserve class, partially offset by net favorable prior year reserve development of $24 million contributed by the insurance marine reserve class. The net adverse prior year reserve development of $71 million recognized by the reinsurance property and other reserve class reflected overall better than expected loss emergence related to the 2018 catastrophe events and reserve strengthening within our European proportional book of business.

These reserve classes contributed net favorable prior year reserve development of $12 million and $92 million for the three and nine months ended September 30, 2018, respectively, reflecting overall better than expected loss emergence related to the 2017 catastrophe events.

Medium-tail business

Medium-tail business consists primarily of insurance and reinsurance professional lines reserve classes, insurance credit and political risk reserve class and reinsurance credit and surety reserve class.

Insurance professional lines reserve class recorded net favorable prior year reserve development of $4 million and $14 million for the three and nine months ended September 30, 2019, respectively, and $10 million and $12 million for the three and nine months ended

September 30, 2018, respectively, reflecting generally favorable experience as we continued to transition to more experienced based actuarial methods.

Reinsurance professional lines reserve class recorded net adverse prior year reserve development of $7 million for the three months ended September 30, 2019, primarily due to reserve strengthening within our European book of business.

Reinsurance professional lines reserve class recorded net favorable prior year reserve development of $10 million and $18 million for the three and nine months ended September 30, 2018, respectively, reflecting generally favorable experience on older accident years as we continued to transition to more experienced based actuarial methods.

Insurance credit and political risk reserve class recorded net favorable prior year reserve development of $10 million for the nine months ended September 30, 2019, reflecting the recognition of better than expected loss emergence.

Reinsurance credit and surety reserve class recorded net favorable prior year reserve development of $6 million and $33 million for the three and nine months ended September 30, 2019, respectively, and $6 million and $21 million for the three and nine months ended September 30, 2018, respectively, reflecting the recognition of better than expected loss emergence.

Long-tail business

Long-tail business consists primarily of insurance and reinsurance liability reserve classes and reinsurance motor reserve class.

Insurance liability reserve class recorded net adverse prior year reserve development of $4 million for the three months ended September 30, 2019, and $11 million and $18 million for the three and nine months ended September 30, 2018, respectively, primarily due to reserve strengthening within our U.S. excess casualty book of business.

Reinsurance liability reserve class contributed net favorable prior year reserve development of $26 million for the nine months ended September 30, 2019, due to increased weight given by management to experience based indications on older accident years.

Reinsurance liability reserve class contributed net favorable prior year reserve development of $11 million and $19 million for the three and nine months ended September 30, 2018, respectively, largely associated with multi-line contracts due to overall better than expected loss emergence related to the 2017 catastrophe events. The net favorable prior year reserve development for the nine months ended September 30, 2018 was also due to increased weight given by management to experience based indications on older accident years.

Reinsurance motor reserve class contributed net favorable prior year reserve development of $23 million and $34 million for the three and nine months ended September 30, 2019, respectively, and $7 million and $15 million for the three and nine months ended September 30, 2018, respectively, primarily attributable to non proportional treaty business.

We caution that conditions and trends that impacted the development of our liabilities in the past may not necessarily occur in the future.

The following tables map our lines of business to reserve classes and the expected claim tails:

Insurance segment
Reserve class and tail

	Property and other	Marine	Aviation	Credit and political risk	Professional lines	Liability

	Short	Short	Short/Medium	Medium	Medium	Long

Reported lines of business
Property	X
Marine		X
Terrorism	X
Aviation			X
Credit and political risk				X
Professional lines					X
Liability						X
Accident and health	X
Discontinued lines - Novae	X				X	X

Reinsurance segment
Reserve class and tail

	Property and other	Credit and surety	Professional lines	Motor	Liability

	Short	Medium	Medium	Long	Long

Reported lines of business
Catastrophe	X
Property	X
Credit and surety		X
Professional lines			X
Motor				X
Liability					X
Engineering	X
Agriculture	X
Marine and other	X
Accident and health	X
Discontinued lines - Novae	X			X	X

The following sections provide further details on prior year reserve development by segment, reserve class and accident year.

Insurance Segment:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Property and other	$11,427	$16,365	$(4,426)	$55,872
Marine	2,119	(220)	23,753	14,415
Aviation	471	(2,299)	1,671	(4,752)
Credit and political risk	1,217	1,164	10,278	1,241
Professional lines	3,656	9,964	13,899	12,199
Liability	(4,281)	(11,496)	(2,326)	(18,428)
Total	$14,609	$13,478	$42,849	$60,547

For the three months ended September 30, 2019, we recognized $15 million of net favorable prior year reserve development, the principal components of which were:

•
$11 million of net favorable prior year reserve development on property and other business primarily due to better than expected loss emergence attributable to the 2017 catastrophe events and SuperStorm Sandy.

•	$4 million of net favorable prior year reserve development on professional lines business primarily due to better than expected loss emergence related to the 2013 and 2014 accident years.

•	$4 million of net adverse prior year reserve development on liability business primarily due to reserve strengthening within our U.S. excess casualty book of business related to older accident years.

For the three months ended September 30, 2018, we recognized $13 million of net favorable prior year reserve development, the principal components of which were:

•	$16 million of net favorable prior year reserve development on property and other business primarily due to overall better than expected loss emergence related to the 2017 catastrophe events.

•	$10 million of net favorable prior year reserve development on professional lines business primarily due to better than expected development related to the 2015 accident year.

•
$11 million of net adverse prior year reserve development on liability business primarily due to reserve strengthening within our U.S. excess casualty book of business mainly driven by a higher frequency of large auto and general liability claims related to the 2015 accident year.

For the nine months ended September 30, 2019, we recognized $43 million of net favorable prior year reserve development, the principal components of which were:

•	$24 million of net favorable prior year reserve development on marine business primarily due to better than expected loss emergence related to the 2015 to 2017 accident years.

•	$14 million of net favorable prior year reserve development on professional lines business primarily due to better than expected loss emergence related to the 2013 to 2015 accident years.

•	$10 million of net favorable prior year reserve development on credit and political risk business primarily due to better than expected loss emergence related to the 2018 accident year.

•
$4 million of net adverse prior year reserve development on property and other business primarily due to reserve strengthening within our international book of business mainly related to the 2018 accident year, partially offset by the recognition of better than expected loss emergence attributable to the 2017 catastrophe events and SuperStorm Sandy.

For the nine months ended September 30, 2018, we recognized $61 million of net favorable prior year reserve development, the principal components of which were:

•	$56 million of net favorable prior year reserve development on property and other business primarily due to overall better than expected loss emergence related to the 2017 catastrophe events.

•	$14 million of net favorable prior year reserve development on marine business primarily due to better than expected loss emergence on recent accident years.

•
$12 million of net favorable prior year reserve development on professional lines business primarily due to better than expected loss emergence related to the 2015 accident year, partially offset by net adverse reserve development related to the 2017 accident year.

•
$18 million of net adverse prior year reserve development on liability business primarily due to reserve strengthening within our U.S. excess casualty book of business mainly driven by a higher frequency of large auto and general liability claims related to the 2015 and 2017 accident years.

Reinsurance Segment:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Property and other	$(12,283)	$(1,691)	$(71,227)	$26,461
Credit and surety	5,652	6,334	32,659	21,001
Professional lines	(7,303)	10,279	641	18,385
Motor	22,902	6,512	33,964	15,037
Liability	3,150	10,748	26,135	18,652
Total	$12,118	$32,182	$22,172	$99,536

For the three months ended September 30, 2019, we recognized $12 million of net favorable prior year reserve development, the principal components of which were:

•	$23 million of net favorable prior year reserve development on motor business primarily attributable to non proportional treaty business related to recent accident years.

•	$6 million of net favorable prior year reserve development on credit and surety business primarily due to generally better than expected loss emergence related to several accident years.

•
$12 million of net adverse prior year reserve development on property and other business primarily due to reserve strengthening due to late reporting of claims bordereaux associated with our European proportional book of business related to the 2018 accident year.

•
$7 million of net adverse prior year reserve development on professional lines business primarily due to reserve strengthening within our European book of business related to the 2015 and 2016 accident years.

For the three months ended September 30, 2018, we recognized $32 million of net favorable prior year reserve development, the principal components of which were:

•
$11 million of net favorable prior year reserve development on liability business largely associated with multi-line contracts due to overall better than expected loss emergence related to the 2017 catastrophe events.

•
$10 million of net favorable prior year reserve development on professional lines business reflecting the generally favorable experience on older accident years as we continued to transition to more experience based actuarial methods.

•	$7 million of net favorable prior year reserve development on motor business primarily due to favorable experience on non proportional treaty business related to older accident years.

•	$6 million of net favorable prior year reserve development on credit and surety business primarily due to generally better than expected loss emergence.

For the nine months ended September 30, 2019, we recognized $22 million of net favorable prior year reserve development, the principal components of which were:

•	$34 million of net favorable prior year reserve development on motor business primarily attributable to non proportional treaty business related to several accident years.

•
$33 million of net favorable prior year reserve development on credit and surety business primarily due to generally better than expected loss emergence primarily related to the 2015 and 2016 accident years.

•	$26 million of net favorable prior year reserve development on liability business primarily due to increased weight given by management to experience based indications on older accident years.

•
$71 million of net adverse prior year reserve development on property and other business primarily due to an increase in loss estimates attributable to Typhoons Jebi and Trami consistent with updated industry insured loss estimates, an increase in loss estimates attributable to Hurricane Michael, and reserve strengthening due to late reporting of claims bordereaux associated with our European proportional book of business related to the 2018 accident year.

For the nine months ended September 30, 2018, we recognized $100 million of net favorable prior year reserve development, the principal components of which were:

•
$26 million of net favorable prior year reserve development on property and other business primarily due to overall better than expected loss emergence related to the 2017 catastrophe events and better than expected loss emergence related to agriculture business.

•	$21 million of net favorable prior year reserve development on credit and surety business primarily due to generally better than expected loss emergence primarily related to older accident years.

•
$19 million of net favorable prior year reserve development on liability business largely associated with multi-line contracts due to overall better than expected loss emergence related to the 2017 catastrophe events and due to increased weight given by management to experience based indications on older accident years.

•
$18 million of net favorable prior year reserve development on professional lines business reflecting the generally favorable experience on older accident years as we continued to transition to more experience based actuarial methods.

•	$15 million of net favorable prior year reserve development on motor business primarily due to favorable experience on non proportional treaty business related to older accident years.

Acquisition Cost Ratio:

The acquisition cost ratio increased to 22.5% and 22.3% for the three and nine months ended September 30, 2019, respectively, from 20.3% and 19.8% for the three and nine months ended September 30, 2018. The increase was primarily attributable to the insurance segment, largely associated with the acquisition of Novae.

General and Administrative Expense Ratio:

The general and administrative expense ratio increased to 13.4% and 14.5% for the three and nine months ended September 30, 2019, respectively, from 12.7% and 13.7% for the three and nine months ended September 30, 2018 The increase was primarily attributable to the insurance segment primarily driven by a decrease in net premiums earned.

RESULTS BY SEGMENT

Insurance Segment

Results from the insurance segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2019	% Change	2018	2019	% Change	2018

Revenues:
Gross premiums written	$894,902	(8%)	$969,364	$2,714,322	(6%)	$2,876,856
Net premiums written	517,050	(14%)	602,070	1,638,197	(6%)	1,748,142
Net premiums earned	536,451	(13%)	614,795	1,630,473	(8%)	1,772,126
Other insurance related income	733	(52%)	1,526	1,779	(47%)	3,359

Expenses:
Current year net losses and loss expenses	(353,575)		(428,966)	(1,004,293)		(1,126,346)
Prior year reserve development	14,609		13,478	42,849		60,547
Acquisition costs	(115,551)		(111,888)	(344,981)		(290,082)
General and administrative expenses	(100,559)		(100,656)	(311,491)		(305,394)

Underwriting income (loss)	$(17,892)	53%	$(11,711)	$14,336	(87%)	$114,210

Ratios:		% Point Change			% Point Change
Current accident year loss ratio excluding catastrophe and weather-related losses	58.2%	(1.5)	59.7%	57.7%	0.4	57.3%
Catastrophe and weather-related losses ratio	7.7%	(2.4)	10.1%	3.9%	(2.4)	6.3%
Current accident year loss ratio	65.9%	(3.9)	69.8%	61.6%	(2.0)	63.6%
Prior year reserve development ratio	(2.7%)	(0.5)	(2.2%)	(2.6%)	0.9	(3.5%)
Net losses and loss expenses ratio	63.2%	(4.4)	67.6%	59.0%	(1.1)	60.1%
Acquisition cost ratio	21.5%	3.3	18.2%	21.2%	4.8	16.4%
General and administrative expense ratio	18.8%	2.4	16.4%	19.0%	1.8	17.2%
Combined ratio	103.5%	1.3	102.2%	99.2%	5.5	93.7%

Gross Premiums Written:

The following table provides gross premiums written by line of business:

	Three months ended September 30,					Nine months ended September 30,
	2019		2018		% Change	2019		2018		% Change

Property	$241,517	27%	$307,014	33%	(21%)	$701,314	27%	$946,956	34%	(26%)
Marine	91,161	10%	88,412	9%	3%	337,529	12%	310,844	11%	9%
Terrorism	17,284	2%	16,032	2%	8%	46,803	2%	48,743	2%	(4%)
Aviation	17,623	2%	24,116	2%	(27%)	53,832	2%	66,178	2%	(19%)
Credit and political risk	32,528	4%	44,761	5%	(27%)	114,511	4%	120,227	4%	(5%)
Professional lines	272,362	30%	281,928	29%	(3%)	820,953	30%	787,136	27%	4%
Liability	186,253	21%	153,356	16%	21%	518,925	19%	409,184	14%	27%
Accident and health	34,054	4%	42,883	4%	(21%)	113,228	4%	173,421	6%	(35%)
Discontinued lines - Novae	2,120	—%	10,862	1%	(80%)	7,227	—%	14,167	—%	(49%)
Total	$894,902	100%	$969,364	100%	(8%)	$2,714,322	100%	$2,876,856	100%	(6%)

Gross premiums written for the three months ended September 30, 2019 decreased by $74 million or 8% ($63 million or 7% on a constant currency basis), compared to the three months ended September 30, 2018. The decrease was attributable to property, credit and political risk, professional lines, and accident and health lines, partially offset by increases in liability lines.

The decrease in property lines was due to non-renewals associated with underwriting actions taken in recent years to reposition the portfolio, partially offset by new business. The decrease in credit and political risk was due to reduced business opportunities. The decreases in professional lines, and accident and health lines were due to non-renewals and the cancellation of certain program business associated with underwriting actions taken in recent years to reposition the portfolio. The increase in gross premiums written in liability lines was driven by new business and favorable rate changes.

Gross premiums written for the nine months ended September 30, 2019 decreased by $163 million or 6% ($125 million or 4% on a constant currency basis), compared to the nine months ended September 30, 2018. The decrease was attributable to property, and accident and health lines, partially offset by increases in liability, professional lines, and marine lines.

The decrease in property lines was due to the non-renewals associated with underwriting actions taken in recent years to reposition the portfolio and timing differences, partially offset by new business. The decrease in accident and health lines was due to the cancellation of certain program business associated with underwriting actions taken in recent years to reposition the portfolio. The increases in gross premiums written in liability and marine lines were driven by new business and favorable rate changes. The increase in professional lines was due to new business.

Ceded Premiums Written:

Ceded premiums written for the three and nine months ended September 30, 2019 were $378 million or 42% of gross premiums written and $1.08 billion or 40%, of gross premiums written, respectively, compared to $367 million or 38% of gross premiums written and $1.13 billion or 39% of gross premiums written, respectively, for the three and nine months ended September 30, 2018.

The increase in ceded premiums written of $11 million or 3% for the three months ended September 30, 2019 compared to the same period in 2018 was driven by increases in liability, marine and credit and political risk lines, partially offset by a decrease in property lines. The decrease of $53 million or 5% for the nine months ended September 30, 2019 compared to the same period in 2018, was primarily driven by decreases in property and professional lines, partially offset by increases in liability and credit and political risk lines.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended September 30,					Nine months ended September 30,
	2019		2018		% Change	2019		2018		% Change

Property	$154,751	29%	$212,883	34%	(27%)	$481,450	30%	$598,896	33%	(20%)
Marine	65,437	12%	90,661	15%	(28%)	209,629	13%	240,230	14%	(13%)
Terrorism	11,605	2%	12,606	2%	(8%)	35,635	2%	38,992	2%	(9%)
Aviation	10,993	2%	17,467	3%	(37%)	38,603	2%	53,656	3%	(28%)
Credit and political risk	19,432	4%	15,670	3%	24%	66,412	4%	69,670	4%	(5%)
Professional lines	172,280	32%	147,336	24%	17%	490,928	30%	419,254	24%	17%
Liability	68,002	13%	57,185	9%	19%	192,352	12%	166,745	9%	15%
Accident and health	32,368	6%	51,063	8%	(37%)	108,402	7%	155,753	9%	(30%)
Discontinued lines - Novae	1,583	—%	9,924	2%	(84%)	7,062	—%	28,930	2%	(76%)
Total	$536,451	100%	$614,795	100%	(13%)	$1,630,473	100%	$1,772,126	100%	(8%)

Net premiums earned for the three months ended September 30, 2019 decreased by $78 million or 13% ($68 million or 11% on a constant currency basis), compared to the three months ended September 30, 2018. The decrease was primarily by driven by decreases in gross premiums earned in property, marine, and accident and health lines, together with an increase in ceded premiums earned in liability lines, partially offset by increases in gross premiums earned in liability and professional lines as well as a decrease in ceded premiums earned in property lines.

Net premiums earned for the nine months ended September 30, 2019 decreased by $142 million or 8% ($117 million or 7% on a constant currency basis), compared to the nine months ended September 30, 2018. The decrease was primarily by driven by decreases in gross premiums earned in property, accident and health, and marine lines, as well as an increase in ceded premiums earned in liability lines, partially offset by increases in gross premiums earned in liability and professional lines.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended September 30,			Nine months ended September 30,
	2019	% Point Change	2018	2019	% Point Change	2018

Current accident year	65.9%	(3.9)	69.8%	61.6%	(2.0)	63.6%
Prior year reserve development	(2.7%)	(0.5)	(2.2%)	(2.6%)	0.9	(3.5%)
Loss ratio	63.2%	(4.4)	67.6%	59.0%	(1.1)	60.1%

Current Accident Year Loss Ratio:

The current accident year loss ratio decreased to 65.9% for the three months ended September 30, 2019, from 69.8% for the three months ended September 30, 2018. For the nine months ended September 30, 2019, the current accident year loss ratio decreased to 61.6% from 63.6% for the same period in 2018.

The current accident year loss ratio for the three and nine months ended September 30, 2019, compared to the same periods in 2018, was impacted by a lower level of catastrophe and weather-related losses. During the three and nine months ended September 30, 2019, we incurred pre-tax catastrophe and weather-related losses of $41 million, or 7.7 points and $64 million, or 3.9 points, respectively, primarily attributable to Hurricane Dorian and U.S. weather-related events. Comparatively, during the three and nine months ended September 30, 2018, we incurred pre-tax catastrophe and weather-related losses of $62 million or 10.1 points and $112 million or 6.3 points, respectively.

After adjusting for the impact of the catastrophe and weather-related losses, our current accident year loss ratio for the three and nine months ended September 30, 2019 was 58.2% and 57.7%, respectively, compared to 59.7% and 57.3% for the three and nine months ended September 30, 2018, respectively.

The decrease in the current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses for the three months ended September 30, 2019, compared to the same periods in 2018, was principally due to the impact of improved pricing over loss trends, and a decrease in attritional loss experience in property and marine lines, partially offset by changes in business mix, , and elevated mid-size loss experience in credit and political risk lines, and marine lines.

The increase in the current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses for the nine months ended September 30, 2019, compared to the same period in 2018, was principally due to an increase in mid-size loss experience in marine, credit and political risk lines, and aviation lines, together with changes in business mix, partially offset by a decrease in attritional loss experience in property lines, and the impact of improved pricing over loss trends.

Refer to the ‘Prior Year Reserve Development’ section for further details.

Acquisition Cost Ratio:

The acquisition cost ratio increased to 21.5% for the three months ended September 30, 2019 from 18.2% for the three months ended September 30, 2018 primarily attributable to the acquisition of Novae. At the acquisition date, the allocation of the acquisition price to the assets acquired and liabilities assumed based on estimated fair values at that date, resulted in the write-off of the deferred acquisition cost asset on Novae's balance sheet as the value of policies in-force on that date are considered within VOBA. Consequently, the absence of $2 million and $29 million of acquisition expense related to premiums earned in the three months ended September 30, 2019 and 2018, respectively, benefited the acquisition cost ratio by 0.3 points and 4.7 points, respectively. Adjusting the acquisition cost ratio for these amounts, the acquisition cost ratio decreased by 1.1 point compared to the same period in 2018 due to changes in business mix.

The acquisition cost ratio increased to 21.2% for the nine months ended September 30, 2019 from 16.4% for the nine months ended September 30, 2018 primarily attributable to the acquisition of Novae. The absence of $11 million and $105 million of acquisition expense related to premiums earned in the nine months ended September 30, 2019 and 2018, respectively, benefited the acquisition cost ratio by 0.6 points and 5.9 points, respectively. Adjusting the acquisition cost ratio for these amounts, the acquisition cost ratio decreased 0.5 points compared to the same period in 2018.

General and Administrative Expense Ratio:

The general and administrative expense ratio increased to 18.8% for the three months ended September 30, 2019 from 16.4% for the three months ended September 30, 2018 driven by a decrease in net premiums earned.

The general and administrative expense ratio increased to 19.0% for the nine months ended September 30, 2019 from 17.2% for the nine months ended September 30, 2018 driven by decrease in a net premiums earned, and an increase in the allocation of corporate costs to the segment, partially offset by a decrease in personnel costs.

Reinsurance Segment

Results from the reinsurance segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2019	% Change	2018	2019	% Change	2018

Revenues:
Gross premiums written	$511,604	13%	$454,343	$2,923,169	2%	$2,860,471
Net premiums written	339,031	7%	317,868	2,065,263	(4%)	2,158,122
Net premiums earned	620,856	2%	609,280	1,784,653	(1%)	1,804,900
Other insurance related income	800	nm	6,949	9,606	(38%)	15,452

Expenses:
Current year net losses and loss expenses	(524,065)		(411,653)	(1,248,131)		(1,196,682)
Prior year reserve development	12,118		32,182	22,172		99,536
Acquisition costs	(144,475)		(136,426)	(417,826)		(419,445)
General and administrative expenses	(26,060)		(29,595)	(87,049)		(99,481)

Underwriting (loss) income	$(60,826)	nm	$70,737	$63,425	(69%)	$204,280
Ratios:		% Point Change			% Point Change
Current accident year loss ratio excluding catastrophe and weather-related losses	64.8%	2.2	62.6%	62.3%	(1.2)	63.5%
Catastrophe and weather-related losses ratio	19.6%	14.6	5.0%	7.6%	4.8	2.8%
Current accident year loss ratio	84.4%	16.8	67.6%	69.9%	3.6	66.3%
Prior year reserve development ratio	(1.9%)	3.4	(5.3%)	(1.2%)	4.3	(5.5%)
Net losses and loss expenses ratio	82.5%	20.2	62.3%	68.7%	7.9	60.8%
Acquisition cost ratio	23.3%	0.9	22.4%	23.4%	0.2	23.2%
General and administrative expense ratio	4.1%	(0.7)	4.8%	4.9%	(0.6)	5.5%
Combined ratio	109.9%	20.4	89.5%	97.0%	7.5	89.5%

nm – not meaningful

Gross Premiums Written:

The following table provides gross premiums written by line of business:

	Three months ended September 30,					Nine months ended September 30,
	2019		2018		% Change	2019		2018		% Change

Catastrophe	$94,833	18%	$64,919	14%	46%	$698,169	24%	$495,106	17%	41%
Property	67,972	13%	85,135	19%	(20%)	283,849	10%	346,135	12%	(18%)
Professional lines	23,540	5%	26,418	6%	(11%)	226,283	8%	248,870	9%	(9%)
Credit and surety	50,989	10%	51,683	11%	(1%)	241,358	8%	300,683	11%	(20%)
Motor	25,367	5%	22,450	5%	13%	313,614	11%	477,805	17%	(34%)
Liability	146,690	29%	137,625	30%	7%	458,000	16%	387,977	14%	18%
Agriculture	5,074	1%	12,765	3%	(60%)	201,592	7%	212,114	7%	(5%)
Engineering	8,841	2%	3,149	1%	nm	39,207	1%	36,259	1%	8%
Marine and other	9,727	2%	1,107	—%	nm	68,104	2%	41,388	1%	65%
Accident and health	78,474	15%	49,114	11%	60%	393,789	13%	314,610	11%	25%
Discontinued lines - Novae	97	—%	(22)	—%	nm	(796)	—%	(476)	—%	67%
Total	$511,604	100%	$454,343	100%	13%	$2,923,169	100%	$2,860,471	100%	2%

nm – not meaningful

Gross premiums written for the three months ended September 30, 2019, increased by $57 million or 13% ($55 million or 12% on a constant currency basis), compared to the three months ended September 30, 2018. The increase was primarily attributable to catastrophe, accident and health, liability, marine and other, and engineering lines, partially offset by decreases in property and agriculture lines.

The increases in catastrophe, accident and health, and liability lines were driven by timing differences. In addition, the increase in catastrophe lines was due to new business. The increase in marine and other lines was due to premium adjustments. The increase in engineering lines was driven by new business.

The decrease in property lines was driven by the non-renewal of a large treaty and decreased line sizes on a number of treaties, partially offset by premium adjustments. The decrease in agriculture lines was due to timing differences, partially offset by premium adjustments.

Gross premiums written for the nine months ended September 30, 2019, increased by $63 million or 2% ($110 million or 4% on a constant currency basis), compared to the nine months ended September 30, 2018. The increase was primarily attributable to catastrophe, accident and health, marine and other, and liability lines, partially offset by decreases in motor, property, credit and surety, professional lines and agriculture lines.

The increases in catastrophe, liability, accident and health, and marine and other lines were driven by new business. Increased line sizes on a number of treaties and the restructuring of several treaties which impacted the timing of premium recognition also contributed to the increase in catastrophe lines. In addition, the increase in catastrophe lines was due to a higher level of premiums written on a multi-year basis. The increases in liability and accident and health were also due to timing differences.

The decreases in motor, and credit and surety lines were driven by non-renewals and premium adjustments. Decreased line sizes on a number of treaties and the impact of foreign exchange movements as the strengthening of the U.S. dollar drove comparative premium decreases in treaties denominated in foreign currencies, also contributed to the decrease in motor lines. The decrease in property lines was primarily due to non-renewals and decreased line sizes on a number of treaties, partially offset by favorable rate changes, the restructuring of several treaties, and premium adjustments. The decrease in professional lines was primarily due to non-renewals and decreased line sizes on a number of treaties, partially offset by new business.

Ceded Premiums Written:

Ceded premiums written for the three and nine months ended September 30, 2019 were $173 million or 34% and $858 million or 29%, respectively, of gross premiums written compared to $136 million or 30% and $702 million or 25% of gross premiums written for the three and nine months ended September 30, 2018, respectively.

The increase in ceded premiums written of $36 million or 26% for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, was attributable to catastrophe lines, partially offset by a decrease in property lines.

The increase in catastrophe lines was attributable to a timing difference associated with the purchase of catastrophe bond protection and an increase in premiums ceded to quota share retrocessional treaties with Alturas, effective January 1, 2019 and July 1, 2019. The decrease in property lines was attributable to a decrease in premiums ceded to quota share and facultative retrocessional covers with Harrington Re Ltd ("Harrington Re").

The increase in ceded premiums written of $156 million or 22% for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was attributable to catastrophe, liability, credit and surety, and accident and health lines, partially offset by decreases in agriculture and property lines.

The increase in catastrophe lines was attributable to an increase in premiums ceded to a new aggregate excess of loss treaty and premiums ceded to the quota share retrocessional treaties with Alturas, together with increases in premium ceded to our strategic capital partners and costs associated with the purchase of catastrophe bond protection. The increases in liability, and accident and health lines were attributable to the increase in premiums ceded to the retrocessional cover with Harrington Re. The increase in credit and surety lines was attributable to an increase in premiums ceded to a new quota share retrocessional treaty. The decrease in agriculture lines was attributable to a non-renewal of a large fronting arrangement and the restructuring of a quota share retrocessional treaty. The decrease in property lines was attributable to the non-renewals of two significant fronting arrangements, together with decreases in premiums ceded to the retrocessional and facultative covers with Harrington Re.

Net Premiums Earned:

The following table provides net premiums earned by line of business:

	Three months ended September 30,					Nine months ended September 30,
	2019		2018		% Change	2019		2018		% Change

Catastrophe	$68,910	11%	$70,601	11%	(2%)	$205,468	11%	$191,952	12%	7%
Property	78,271	13%	84,766	14%	(8%)	226,515	13%	241,687	13%	(6%)
Professional lines	50,966	8%	54,658	9%	(7%)	154,390	9%	162,407	9%	(5%)
Credit and surety	55,625	9%	67,926	11%	(18%)	154,638	9%	186,408	10%	(17%)
Motor	107,930	17%	102,178	17%	6%	301,622	17%	323,685	18%	(7%)
Liability	95,632	15%	96,017	16%	—%	279,639	16%	275,120	15%	2%
Agriculture	47,519	8%	47,401	8%	—%	131,746	7%	121,289	7%	9%
Engineering	16,611	3%	15,541	3%	7%	47,290	3%	49,839	3%	(5%)
Marine and other	17,924	3%	6,349	1%	nm	44,529	2%	25,424	1%	75%
Accident and health	81,500	13%	62,382	10%	31%	239,388	13%	219,381	12%	9%
Discontinued lines - Novae	(32)	—%	1,461	—%	nm	(572)	—%	7,708	—%	nm
Total	$620,856	100%	$609,280	100%	2%	$1,784,653	100%	$1,804,900	100%	(1%)

nm – not meaningful

Net premiums earned for the three months ended September 30, 2019, increased by $12 million or 2% ($16 million or 3% on a constant currency basis), compared to the three months ended September 30, 2018. The increase was primarily driven by increases in gross premiums earned in accident and health, and marine and other lines, partially offset by a decrease in gross premium earned in credit and surety lines, and increases in ceded premiums earned in credit and surety, and accident and health lines.

Net premiums earned for the nine months ended September 30, 2019, decreased by $20 million or 1% ($11 million or 1% on a constant currency basis), compared to the nine months ended September 30, 2018. The decrease was primarily driven by increases in ceded premiums earned in accident and health, and credit and surety lines, together with decreases in gross premiums earned in motor, and credit and surety lines, partially offset by increases in gross premiums earned in accident and health, and marine and other lines.

Other Insurance Related Income (Loss):

Other insurance related income was $1 million and $10 million for the three and nine months ended September 30, 2019, respectively, compared to $7 million and $15 million for the three and nine months ended September 30, 2018, respectively. The decreases of $6 million and $5 million for the three and nine months ended September 30, 2019, respectively, were due to a decrease in fees associated with arrangements with strategic capital partners.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended September 30,			Nine months ended September 30,
	2019	% Point Change	2018	2019	% Point Change	2018

Current accident year	84.4%	16.8	67.6%	69.9%	3.6	66.3%
Prior year reserve development	(1.9%)	3.4	(5.3%)	(1.2%)	4.3	(5.5%)
Loss ratio	82.5%	20.2	62.3%	68.7%	7.9	60.8%

Current Accident Year Loss Ratio:

The current accident year loss ratio increased to 84.4% and 69.9% for the three and nine months ended September 30, 2019, respectively, from 67.6% and 66.3% for the three and nine months ended September 30, 2018, respectively.

The increase in the current accident year loss ratio for three and nine months ended September 30, 2019, compared to the same period in 2018, was impacted by a higher level of catastrophe and weather-related losses. During the three and nine months ended September 30, 2019, we incurred pre-tax catastrophe and weather-related losses, net of reinstatement premiums, of $119 million or 19.6 points and $132 million or 7.6 points, respectively, primarily attributable to Hurricane Dorian, the Japanese typhoons, and other weather-related events. Comparatively, during the three and nine months ended September 30, 2018, we incurred pre-tax catastrophe and weather-related losses of $30 million or 5.0 points and $50 million or 2.8 points, respectively.

After adjusting for the impact of the catastrophe and weather-related losses, our current accident year loss ratio for the three and nine months ended September 30, 2019 was 64.8% and 62.3%, respectively, compared to 62.6% and 63.5% for the three and nine months ended September 30, 2018, respectively.

The increase in the current accident year loss ratio after adjusting for the impact of catastrophe and weather-related losses for the three months ended September 30, 2019, compared to the same period in 2018, was principally due to an increase in mid-size loss experience in aviation (included in marine and other), and credit and surety lines, partially offset by a decrease in mid-size loss experience in property and engineering lines, and the impact of improved pricing over loss trends.

The decrease in the current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses for the nine months ended September 30, 2019, compared to the same period in 2018, was principally due to a decrease in mid-size loss experience in property and engineering lines, the impact of improved pricing over loss trends, partially offset by an increase in mid-size loss experience in aviation lines.

Refer to ‘Prior Year Reserve Development’ for further details.

Acquisition Cost Ratio:

The acquisition cost ratio increased to 23.3% for the three months ended September 30, 2019, compared to 22.4% for the three months ended September 30, 2018. The increase in the acquisition cost ratio for the three months ended September 30, 2019, compared to the same period in 2018, was primarily attributable to adjustments related to loss sensitive features and the impact of retrocessional contracts, partially offset by changes in business mix.

The acquisition cost ratio of 23.4% for the nine months ended September 30, 2019, was comparable to 23.2% for the nine months ended September 30, 2018.

General and Administrative Expense Ratio:

The general and administrative expense ratio decreased to 4.1% for the three months ended September 30, 2019, compared to 4.8% for the three months ended September 30, 2018. The decrease was driven by increases in net premiums earned and fees associated with arrangements with strategic capital partners, partially offset by an increase in the allocation of corporate costs to the segment.

The general and administrative expense ratio decreased to 4.9% for the nine months ended September 30, 2019, compared to 5.5% for the nine months ended September 30, 2018. The decrease was driven by an increase in fees associated with arrangements with strategic capital partners, together with a decrease in information technology costs, partially offset by a decrease in net premiums earned, and an increase in the allocation of corporate costs to the segment.

OTHER EXPENSES (REVENUES), NET

The following table provides a summary of other expenses (revenues), net:

	Three months ended September 30,			Nine months ended September 30,
	2019	% Change	2018	2019	% Change	2018

Corporate expenses	$28,903	17%	$24,643	$97,468	15%	$85,069
Foreign exchange losses (gains)	(59,543)	nm	8,305	(64,868)	nm	2,066
Interest expense and financing costs	18,042	7%	16,897	49,545	(2%)	50,758
Income tax expense (benefit)	8,147	nm	(3,525)	23,850	nm	(3,565)
Total	$(4,451)	nm	$46,320	$105,995	(21%)	$134,328

nm – not meaningful

Corporate Expenses

Corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 2.5% and 2.9% for the three and nine months ended September 30, 2019, respectively, compared to 2.0% and 2.4%, for the same periods in 2018, respectively.

The increase in corporate expenses for the three and nine months ended September 30, 2019, was primarily attributable to ongoing investments in information technology and digital capabilities, professional fees, and adjustments associated with performance-related compensation costs, partially offset by a decrease in office costs and an increase in the allocation of corporate costs to the reinsurance segment. In addition, the increase in corporate expenses for the nine months ended September 30, 2019, was partially offset by an increase in the allocation of corporate costs to the insurance segment.

Foreign Exchange Losses (Gains)

Some of our business is written in currencies other than the U.S. dollar. Foreign exchange gains of $60 million and $65 million for the three and nine months ended September 30, 2019, respectively, were primarily attributable to the impact of the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling and euro.

The foreign exchange losses of $8 million and $2 million for the three and nine months ended September 30, 2018, respectively, were primarily attributable to the impact of the strengthening of the U.S. dollar on the remeasurement of other investments, specifically, overseas deposits mainly denominated in australian dollar and pound sterling.

Interest Expense and Financing Costs

Interest expense and financing costs are related to interest due on 5.875% Senior Notes issued in 2010, 5.15% Senior Notes issued in 2014, 4.0% Senior Notes issued in 2017, and 3.90% Senior Notes issued in 2019. Interest expenses and financing costs increased by $1 million for the three months ended September 30, 2019, compared to the same period in 2018, primarily attributable to the issuance of the 3.90% Senior Notes on June 19, 2019, partially offset by the repayment of the 2.65% Senior Notes on April 1, 2019 and the repayment of the Dekania Notes on November 15, 2018.

Interest expenses and financing costs decreased by $1 million for the nine months ended September 30, 2019, compared to the same period in 2018, primarily attributable to the repayment of the 2.65% Senior Notes on April 1, 2019 and the repayment of the Dekania Notes on November 15, 2018, partially offset by the issuance of the 3.90% Senior Notes on June 19, 2019.

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

The tax expense of $8 million and $24 million for the three and nine months ended September 30, 2019, respectively, was attributable to the generation of pre-tax income in our U.S. and European operations, partially offset by pre-tax losses in our U.K. operations.

The tax benefit of $4 million recognized for the three and nine months ended September 30, 2018, respectively, was driven by the generation of pre-tax losses in our U.K. and European operations, largely offset by the generation of pre-tax income in our U.S. operations.

NET INVESTMENT INCOME AND NET INVESTMENT GAINS (LOSSES)

Net Investment Income

The following table provides details of income generated by our cash and investment portfolio by major asset class:

	Three months ended September 30,			Nine months ended September 30,
	2019	% Change	2018	2019	% Change	2018

Fixed maturities	$96,311	7%	$89,887	$285,062	9%	$262,165
Other investments	11,143	(30%)	15,933	49,271	12%	44,179
Equity securities	2,232	6%	2,099	7,757	11%	7,015
Mortgage loans	3,984	20%	3,322	10,735	9%	9,805
Cash and cash equivalents	7,034	1%	6,992	20,974	25%	16,770
Short-term investments	973	(71%)	3,413	5,975	1%	5,933
Gross investment income	121,677	—%	121,646	379,774	10%	345,867
Investment expense	(5,914)	(18%)	(7,225)	(18,760)	(8%)	(20,487)
Net investment income	$115,763	1%	$114,421	$361,014	11%	$325,380

Pre-tax yield:(1)
Fixed maturities	3.1%		3.0%	3.2%		2.9%

(1) Pre-tax yield is calculated by dividing annualized net investment income by the average month-end amortized cost balances.

Fixed Maturities

Net investment income attributable to fixed maturities for the three and nine months ended September 30, 2019 was $96 million and $285 million, respectively, compared to net investment income of $90 million and $262 million for the three and nine months ended September 30, 2018. The increase was due to the increase in yields and a larger allocation of the portfolio to fixed maturities.

Other Investments

The following table provides details of net investment income from other investments:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Hedge, direct lending, private equity and real estate funds	$10,411	$13,390	$32,665	$35,847
Other privately held investments	2,040	508	16,666	1,613
CLO-Equities	(1,308)	2,035	(60)	6,719
Net investment income from other investments (1)	$11,143	$15,933	$49,271	$44,179

Pre-tax return on other investments(2)	1.6%	2.1%	7.0%	5.7%

(1)	Excluding overseas deposits.

(2)
The pre-tax return on other investments is calculated by dividing total net investment income from other investments (non-annualized) by the average month-end fair value balances held for the periods indicated, excluding overseas deposits.

Net investment income attributable to other investments for the three and nine months ended September 30, 2019 was $11 million and $49 million, respectively, compared to net investment income of $16 million and $44 million for the three and nine months ended September 30, 2018, respectively. The decrease for the three months ended September 30, 2019, compared to the same period in 2018, was attributable to lower returns from credit funds and CLO-Equities. The increase for the nine months ended September 30, 2019, compared to the same period in 2018, was attributable to a realized gain of $13 million associated with the sale of a privately held investment, partially offset by lower returns from credit funds and CLO-Equities.

Net Investment Gains (Losses)

The following table provides details of net investment gains (losses):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

On sale of investments:
Fixed maturities and short-term investments	$17,918	$(21,383)	$17,069	$(71,971)
Equity securities	1,745	15	3,221	17,444
	19,663	(21,368)	20,290	(54,527)
OTTI charges recognized in net income	(1,458)	(5,546)	(6,328)	(7,634)
Change in fair value of investment derivatives	2,592	2,626	287	9,782
Net unrealized gains (losses) on equity securities	(6,270)	6,660	34,273	(25,172)
Net investment gains (losses)	$14,527	$(17,628)	$48,522	$(77,551)

Net investment gains for the three months ended September 30, 2019 were $15 million compared to net investment losses of $18 million for the three months ended September 30, 2018, an increase of $33 million. For the three months ended September 30, 2019, the net investment gains were primarily due to net realized gains on the sale of U.S. government and agency RMBS securities partially offset by net unrealized losses on equity securities. For the three months ended September 30, 2018, the net investment losses were primarily due to net realized losses on the sale of U.S. government, agency RMBS and corporate debt securities, partially offset by net unrealized gains on equity securities.

Net investment gains for the nine months ended September 30, 2019 were $49 million compared to net investment losses of $78 million for the nine months ended September 30, 2018, an increase of $127 million. For the nine months ended September 30, 2019, net investment gains were primarily due to net unrealized gains on equity securities and net realized gains on the sale of U.S. government and agency RMBS securities. For the nine months ended September 30, 2018, net investment losses were primarily due to net realized losses on the sale of U.S. government, agency RMBS and corporate debt securities and net unrealized losses on equity securities.

On Sale of Investments

Generally, sales of individual securities occur when there are changes in the relative value, credit quality or duration of a particular issue. We may also sell securities to re-balance our investment portfolio in order to change exposure to particular asset classes or sectors.

OTTI Charges

The OTTI charges for the three months ended September 30, 2019 and 2018 were $1 million and $6 million, respectively. The OTTI charges for the nine months ended September 30, 2019 were $6 million, compared to $8 million for the nine months ended September 30, 2018, a decrease of $2 million. These OTTI charges were primarily due to impairments of non-U.S. denominated securities due to the impact of the strengthening of the U.S. dollar.

Change in Fair Value of Investment Derivatives

From time to time, we economically hedge foreign exchange exposure and interest rate risk with derivative contracts.

For the three months ended September 30, 2019, we recorded gains of $3 million related to foreign exchange contracts. For the three months ended September 30, 2018, we recorded gains of $1 million related to foreign exchange contracts and gains of $2 million related to interest rates swaps.

For the nine months ended September 30, 2019, we recorded gains of $4 million related to foreign exchange contracts and losses of $4 million related to interest rates swaps. For the nine months ended September 30, 2018, we recorded gains of $2 million related to foreign exchange contracts and gains of $8 million related to interest rates swaps.

Total Return

The following table provides details of the total return on cash and investments for the period indicated:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Net investment income	$115,763	$114,421	$361,014	$325,380
Net investments gains (losses)	14,527	(17,628)	48,522	(77,551)
Change in net unrealized gains (losses) on fixed maturities (1)	29,493	(1,073)	388,939	(184,082)
Interest in income of equity method investments	792	1,667	5,645	5,045
Total	$160,575	$97,387	$804,120	$68,792

Average cash and investments(2)	$15,492,106	$15,160,361	$15,199,356	$15,366,875

Total return on average cash and investments, pre-tax:
Including investment related foreign exchange movements	1.0%	0.6%	5.3%	0.4%
Excluding investment related foreign exchange movements(3)	1.2%	0.7%	5.5%	0.6%

(1)	Change in net unrealized gains (losses) on fixed maturities is calculated by taking net unrealized gains (losses) at period end less net unrealized gains (losses) at the prior period end.

(2)	The average cash and investments balance is calculated by taking the average of the period end fair value balances.

(3)
Pre-tax total return on cash and investments excluding foreign exchange movements is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to pre-tax total return on cash and investments, the most comparable GAAP financial measure, included foreign exchange (losses) gains of $(31) million and $(10) million for the three months ended September 30, 2019 and 2018, respectively, and foreign exchange (losses) of $(28) million for nine months ended September 30, 2019 and 2018.

CASH AND INVESTMENTS

The table below provides details of our cash and investments:

	September 30, 2019	December 31, 2018
	Fair Value	Fair Value

Fixed maturities	$12,616,241	$11,435,347
Equity securities	429,903	381,633
Mortgage loans	407,790	298,650
Other investments	779,200	787,787
Equity method investments	113,748	108,103
Short-term investments	12,539	144,040
Total investments	$14,359,421	$13,155,560

Cash and cash equivalents(1)	$1,208,551	$1,830,020

(1)	Includes restricted cash and cash equivalents of $445 million and $597 million at September 30, 2019 and at December 31, 2018, respectively.

Overview

The fair value of total investments increased by $1.2 billion for the nine months ended September 30, 2019, driven by the investment of cash balances, the increase in the market value of fixed maturities due to a decrease in interest rates and the tightening of credit spreads and the increase in the market value of equity securities due to the improved performance of equity markets which resulted in higher valuations.

The following provides further analysis on our investment portfolio by asset class:

Fixed Maturities

The table below provides details of our fixed maturities portfolio:

	September 30, 2019		December 31, 2018
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$2,133,956	17%	$1,515,697	13%
Non-U.S. government	537,632	4%	493,016	4%
Corporate debt	5,077,095	40%	4,876,921	44%
Agency RMBS	1,632,768	13%	1,643,308	14%
CMBS	1,368,890	11%	1,092,530	10%
Non-Agency RMBS	58,952	—%	40,687	—%
ABS	1,600,535	13%	1,637,603	14%
Municipals(1)	206,413	2%	135,585	1%
Total	$12,616,241	100%	$11,435,347	100%

Credit ratings:
U.S. government and agency	$2,133,956	17%	$1,515,697	13%
AAA(2)	4,867,996	39%	4,569,632	40%
AA	900,443	6%	874,932	8%
A	1,865,289	15%	1,769,686	15%
BBB	1,741,081	14%	1,678,962	15%
Below BBB(3)	1,107,476	9%	1,026,438	9%
Total	$12,616,241	100%	$11,435,347	100%

(1)	Includes bonds issued by states, municipalities, and political subdivisions.

(2)	Includes U.S. government-sponsored agencies, Residential mortgage-backed securities ("RMBS") and Commercial mortgage-backed securities ("CMBS").

(3)	Non-investment grade and non-rated securities.

At September 30, 2019, fixed maturities had a weighted average credit rating of AA- (2018: AA-), a book yield of 2.9% (2018: 3.1%) and an average duration of 3.1 years (2018: 3.0 years). The interest rate swap positions, which reduced duration to 2.8 years at December 31, 2018, were closed during the nine months ended September 30, 2019. At September 30, 2019, fixed maturities together with short-term investments, and cash and cash equivalents (i.e. total investments of $13.8 billion), had an average credit rating of AA- (2018: AA-), an average duration of 2.9 years (2018: 2.6 years) and duration inclusive of interest rate swaps was 2.5 years at December 31, 2018.

At September 30, 2019, net unrealized gains on fixed maturities were $209 million, compared to net unrealized losses of $181 million at December 31, 2018, an increase of $390 million due to the decrease in U.S. Treasury rates and the tightening of credit spreads.

Equity Securities

At September 30, 2019, net unrealized gains on equity securities were $49 million, compared to unrealized gains of $16 million at December 31, 2018, an increase of $33 million driven by the rally in equity markets.

Mortgage Loans

During the nine months ended September 30, 2019, our investment in commercial mortgage loans increased by $109 million. The commercial mortgage loans are high quality and collateralized by a variety of commercial properties and are diversified both geographically throughout the U.S. and by property type to reduce the risk of concentration. At September 30, 2019, there were no credit losses or past due amounts associated with our commercial mortgage loans portfolio.

Other Investments

The table below provides details of our other investments portfolio:

	September 30, 2019		December 31, 2018
	Fair Value	% of Total	Fair Value	% of Total

Hedge funds
Long/short equity funds	$30,617	4%	$26,779	3%
Multi-strategy funds	166,079	21%	167,819	22%
Total hedge funds	196,696	25%	194,598	25%

Direct lending funds	275,619	35%	274,478	35%
Private equity funds	67,210	9%	64,566	8%
Real estate funds	130,209	17%	84,202	11%
Total hedge, direct lending, private equity and real estate funds	669,734	86%	617,844	79%

CLO-Equities	15,454	2%	21,271	2%
Other privately held investments	30,719	4%	44,518	6%
Overseas deposits	63,293	8%	104,154	13%
Total other investments	$779,200	100%	$787,787	100%

During the nine months ended September 30, 2019, the fair value of total hedge funds increased by $2 million driven by $8 million of net redemptions, offset by $10 million of price appreciation. Certain of these funds may be subject to restrictions on redemptions which may limit our ability to liquidate these investments in the short term. See Note 3(c) to the Consolidated Financial Statements 'Investments' for further details on these restrictions and details on unfunded commitments relating to our other investment portfolio.

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

The following table summarizes our consolidated capital:

	September 30, 2019	December 31, 2018

Debt	$1,388,135	$1,341,961

Preferred shares	775,000	775,000
Common equity	4,810,870	4,255,071
Shareholders’ equity	5,585,870	5,030,071
Total capital	$6,974,005	$6,372,032

Ratio of debt to total capital	19.9%	21.1%
Ratio of debt and preferred equity to total capital	31.0%	33.2%

We finance our operations with a combination of debt and equity capital. Our debt to total capital and debt and preferred equity to total capital ratios provide an indication of our capital structure, along with some insight into our financial strength.

On April 1, 2019, we repaid $250 million aggregate principal amount of 2.65% senior unsecured notes (the "2.65% Senior Notes") at their stated maturity.

On June 19, 2019, we issued $300 million aggregate principal amount of 3.90% senior unsecured notes (the "3.90% Senior Notes"), due 2029. Refer to Item 1, Note 10 'Debt and Financing Arrangements' to the Consolidated Financial Statements for details on recent debt transactions.

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

Common Equity

During the nine months ended September 30, 2019, our common equity increased by $556 million. The following table reconciles our opening and closing common equity positions:

Nine months ended September 30,	2019

Common equity - opening	$4,255,071
Treasury shares reissued	1,734
Share-based compensation expense	21,014
Change in unrealized gains (losses) on available for sale investments, net of tax	352,797
Foreign currency translation adjustment	609
Net income	324,227
Preferred share dividends	(31,969)
Common share dividends	(103,168)
Treasury shares repurchased	(9,445)
Common equity - closing	$4,810,870

During the nine months ended September 30, 2019, we repurchased 165,000 common shares for a total cost of $9 million in connection with the vesting of restricted stock awards granted under our 2007 and 2017 Long-Term Equity Compensation Plans.

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

As disclosed in the Company's 2018 Annual Report on Form 10-K, the Company believes the material items requiring such subjective and complex estimates are:

•	reserves for losses and loss expenses;

•	reinsurance recoverable on unpaid losses, including the provision for uncollectible amounts;

•	gross premiums written;

•	fair value measurements of financial assets and liabilities; and

•	other-than-temporary impairments ("OTTI") in the carrying value of available for sale securities.

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

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At September 30, 2019, the Company had not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to this item since December 31, 2018, with the exception of the changes in exposure to foreign currency risk presented below.

Foreign Currency Risk
The table below provides a sensitivity analysis of our total net foreign currency exposures.

	AUD	NZD	CAD	EUR	GBP	JPY	Other	Total

At September 30, 2019
Net managed assets (liabilities), excluding derivatives	$34,266	$(2,075)	$144,344	$(279,800)	$(202,714)	$21,202	$115,846	$(168,931)
Foreign currency derivatives, net	(30,364)	3,443	(121,781)	257,361	38,102	(8,784)	6,058	144,035
Net managed foreign currency exposure	3,902	1,368	22,563	(22,439)	(164,612)	12,418	121,904	(24,896)
Other net foreign currency exposure	—	—	114	2,215	215	—	47,892	50,436
Total net foreign currency exposure	$3,902	$1,368	$22,677	$(20,224)	$(164,397)	$12,418	$169,796	$25,540
Net foreign currency exposure as a percentage of total shareholders’ equity	0.1%	—%	0.4%	(0.4%)	(2.9%)	0.2%	3.0%	0.5%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$390	$137	$2,268	$(2,022)	$(16,440)	$1,242	$16,979	$2,554

(1)	Assumes 10% change in underlying currencies relative to the U.S. dollar.

Total Net Foreign Currency Exposure

At September 30, 2019, our total net foreign currency exposure was $26 million net long, driven by increases in our exposures to the canadian dollar and other non-core currencies primarily due to new business written during the nine months ended September 30, 2019. Our total net foreign currency exposure included $48 million of assets managed by specific investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy. Our emerging market debt portfolio is the primary contributor to this group of assets.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) at September 30, 2019. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2019, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2019. Based upon that evaluation, there were no changes in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Common Shares
Information regarding the number of common shares repurchased in the quarter ended September 30, 2019 is shown in the following table:

Period	Total number of shares purchased(a) (b)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(b)

July - September 2019	1	$61.23	—	—

(a)	In thousands.

(b)	Shares are repurchased from employees to satisfy withholding tax liabilities that arise upon the vesting of restricted stock units.

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

As and when allowed by the applicable law and regulations, certain of our non-U.S. subsidiaries provide treaty reinsurance coverage to non-U.S. insurers on a worldwide basis, including insurers of liability, marine, aviation and energy risks, and as a result, these underlying reinsurance portfolios may have some exposure to Iran. In addition, we underwrite insurance and facultative reinsurance on a global basis to non-U.S. insureds and insurers, including for liability, marine, aviation and energy risks. Coverage provided to non-Iranian business may indirectly cover an exposure in Iran. For example, certain of our operations underwrite global marine hull and cargo policies that provide coverage for vessels navigating into and out of ports worldwide, including Iran. For the quarter ended September 30, 2019, there has been no material amount of premium allocated or apportioned to activities relating to Iran. We intend for our non-U.S. subsidiaries to continue to provide such coverage only to the extent permitted by applicable law.

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
*10.1
Amendment No. 7 to Consulting Agreement by and between Michael A. Butt and AXIS Specialty Limited dated July 18, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2019).

*10.2
Amendment No. 2 to Employment Agreement by and between Peter W. Wilson and AXIS Specialty U.S. Services, Inc. dated September 19, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 24, 2019).

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
†101
The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Inline XBRL: (i) Consolidated Balance Sheets at September 30, 2019 and December 31, 2018; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018; (iv) Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Exhibits 10.1 and 10.2 represent a management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.

†	Filed herewith.

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
Dated: November 6, 2019

AXIS CAPITAL HOLDINGS LIMITED
By:	/S/ ALBERT BENCHIMOL
Albert Benchimol
President and Chief Executive Officer
(Principal Executive Officer)

/S/ PETER VOGT
Peter Vogt
Chief Financial Officer
(Principal Financial Officer)