Form 10-Q
period 2020-03-31
AXIS CAPITAL HOLDINGS LTD
filed 2020-05-11
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
At May 8, 2020, there were 84,302,286 common shares outstanding, $0.0125 par value per share, of the registrant.

AXIS CAPITAL HOLDINGS LIMITED

PART I  FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts included in this report, including statements regarding our estimates, beliefs, expectations, intentions, strategies or projections are forward-looking statements. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the United States ("U.S.") federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as "may", "should", "could", "anticipate", "estimate", "expect", "plan", "believe", "predict", "potential", "intend" or similar expressions. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond management's control.
Forward-looking statements contained in this report may include, but are not limited to, information regarding our estimates of losses related to catastrophes and other large losses including losses related to the COVID-19 pandemic, measurements of potential losses in the fair market value of our investment portfolio and derivative contracts, our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the outcome of our strategic initiatives, our expectations regarding estimated synergies and the success of the integration of acquired entities, our expectations regarding the estimated benefits and synergies related to our transformation program, our expectations regarding pricing and other market conditions, our growth prospects, and valuations of the potential impact of movements in interest rates, equity securities' prices, credit spreads and foreign currency rates.
Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual events or results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:
•the adverse impact of the recent COVID-19 outbreak and resulting pandemic;
•the cyclical nature of the insurance and reinsurance business leading to periods with excess underwriting capacity and unfavorable premium rates;
•the occurrence and magnitude of natural and man-made disasters;
•the impact of global climate change on our business, including the possibility that we do not adequately assess or reserve for the increased frequency and severity of natural catastrophes;
•losses from war, terrorism and political unrest or other unanticipated losses;
•actual claims exceeding our loss reserves;
•general economic, capital and credit market conditions;
•the failure of any of the loss limitation methods we employ;
•the effects of emerging claims, coverage and regulatory issues, including uncertainty related to coverage definitions, limits, terms and conditions;
•our inability to purchase reinsurance or collect amounts due to us;
•the breach by third parties in our program business of their obligations to us;
•difficulties with technology and/or data security;
•the failure of our policyholders and intermediaries to pay premiums;
•the failure of our cedants to adequately evaluate risks;
•inability to obtain additional capital on favorable terms, or at all;
•the loss of one or more of our key executives;
•a decline in our ratings with rating agencies;
•the loss of business provided to us by our major brokers and credit risk due to our reliance on brokers;
•changes in accounting policies or practices;
•the use of industry catastrophe models and changes to these models;
•changes in governmental regulations and potential government intervention in our industry;

•failure to comply with certain laws and regulations relating to sanctions and foreign corrupt practices;
•increased competition;
•changes in the political environment of certain countries in which we operate or underwrite business including the United Kingdom's ("U.K.") withdrawal from the European Union;
•fluctuations in interest rates, credit spreads, equity securities' prices and/or currency values;
•the failure to successfully integrate acquired businesses or to realize the expected synergies resulting from such acquisitions;
•the failure to realize the expected benefits or synergies relating to our transformation initiative;
•changes in tax laws; and
•other factors including but not limited to those described under Item 1A, 'Risk Factors' in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC"), as those factors may be updated from time to time in our periodic and other filings with the SEC, which are accessible on the SEC's website at www.sec.gov. Readers are urged to carefully consider all such factors and we note that the COVID-19 pandemic may have the effect of heightening many of the risks and uncertainties described.

We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Website and Social Media Disclosure

We use our website (www.axiscapital.com) and our corporate Twitter (@AXIS_Capital) and LinkedIn (AXIS Capital) accounts as channels of distribution of Company information. The information we post through these channels may be deemed material.  Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, e-mail alerts and other information about AXIS Capital may be received when enrolled in our "E-mail Alerts" program in the Investor Information section of our website (www.axiscapital.com). The contents of our website and social media channels are not, however, part of this Quarterly Report on Form 10-Q.

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2020 (UNAUDITED) AND DECEMBER 31, 2019

	2020	2019
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2020: $12,166,126; 2019: $12,263,240 Allowance for expected credit losses 2020: $20,019)	$12,076,186	$12,468,205
Equity securities, at fair value (Cost 2020: $390,941; 2019: $398,956)	404,945	474,207
Mortgage loans, held for investment, at fair value (Allowance for expected credit losses 2020: $nil)	517,181	432,748
Other investments, at fair value	797,808	770,923
Equity method investments	94,244	117,821
Short-term investments, at fair value	77,101	38,471
Total investments	13,967,465	14,302,375
Cash and cash equivalents	755,961	1,241,109
Restricted cash and cash equivalents	485,102	335,348
Accrued interest receivable	76,569	78,085
Insurance and reinsurance premium balances receivable (Allowance for expected credit losses 2020: $7,924)	3,485,043	3,071,390
Reinsurance recoverable on unpaid losses and loss expenses (Allowance for expected credit losses 2020: $18,954)	4,101,579	3,877,756
Reinsurance recoverable on paid losses and loss expenses	357,185	327,795
Deferred acquisition costs	611,229	492,119
Prepaid reinsurance premiums	1,281,808	1,101,889
Receivable for investments sold	34,137	35,659
Goodwill	102,003	102,003
Intangible assets	227,821	230,550
Value of business acquired	7,194	8,992
Operating lease right-of-use assets	140,149	111,092
Other assets	315,523	287,892
Total assets	$25,948,768	$25,604,054
Liabilities
Reserve for losses and loss expenses	$13,082,273	$12,752,081
Unearned premiums	4,395,240	3,626,246
Insurance and reinsurance balances payable	1,263,389	1,349,082
Debt	1,808,645	1,808,157
Payable for investments purchased	123,678	32,985
Operating lease liabilities	143,071	115,584
Other liabilities	292,894	375,911
Total liabilities	21,109,190	20,060,046

Shareholders’ equity
Preferred shares	550,000	775,000
Common shares (shares issued 2020: 176,580; 2019: 176,580 shares outstanding 2020: 84,298; 2019: 83,959)	2,206	2,206
Additional paid-in capital	2,307,998	2,317,212
Accumulated other comprehensive income (loss)	(89,919)	171,710
Retained earnings	5,836,007	6,056,686
Treasury shares, at cost (2020: 92,282; 2019: 92,621 shares)	(3,766,714)	(3,778,806)
Total shareholders’ equity	4,839,578	5,544,008
Total liabilities and shareholders’ equity	$25,948,768	$25,604,054

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

	Three months ended
	2020	2019
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$1,088,625	$1,134,212
Net investment income	93,101	107,303
Other insurance related income (loss)	(8,707)	6,929
Net investment gains (losses):
Allowance for expected credit losses	(20,019)	—
Impairment losses	(1,190)	—
Other-than-temporary impairment ("OTTI") losses	—	(4,036)
Other realized and unrealized investment gains (losses)	(41,668)	16,803
Total net investment gains (losses)	(62,877)	12,767
Total revenues	1,110,142	1,261,211

Expenses
Net losses and loss expenses	908,073	664,028
Acquisition costs	238,650	260,418
General and administrative expenses	157,060	175,091
Foreign exchange losses (gains)	(61,683)	7,056
Interest expense and financing costs	23,472	15,895
Reorganization expenses	(982)	14,820
Amortization of value of business acquired	1,799	13,104
Amortization of intangible assets	2,870	3,003
Total expenses	1,269,259	1,153,415

Income (loss) before income taxes and interest in income (loss) of equity method investments	(159,117)	107,796
Income tax (expense) benefit	4,867	(1,234)
Interest in income (loss) of equity method investments	(23,577)	2,219
Net income (loss)	(177,827)	108,781
Preferred share dividends	7,563	10,656
Net income (loss) available (attributable) to common shareholders	$(185,390)	$98,125

Per share data
Earnings (loss) per common share:
Earnings (loss) per common share	$(2.20)	$1.17
Earnings (loss) per diluted common share	$(2.20)	$1.16
Weighted average common shares outstanding	84,094	83,725
Weighted average diluted common shares outstanding	84,094	84,272

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

	Three months ended
	2020	2019
	(in thousands)
Net income (loss)	$(177,827)	$108,781
Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	(242,962)	190,173
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	(16,590)	—
Adjustment for reclassification of net realized (gains) losses, impairment losses and OTTI losses recognized in net income (loss)	5,648	13,370
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(253,904)	203,543
Foreign currency translation adjustment	(7,725)	2,662
Total other comprehensive income (loss), net of tax	(261,629)	206,205
Comprehensive income (loss)	$(439,456)	$314,986

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

	Three months ended
	2020	2019
	(in thousands)
Preferred shares
Balance at beginning of period	$775,000	$775,000
Shares repurchased	(225,000)	—
Balance at end of period	550,000	$775,000

Common shares (par value)
Balance at beginning and end of period	2,206	2,206

Additional paid-in capital
Balance at beginning of period	2,317,212	2,308,583
Treasury shares reissued	(18,695)	(19,302)
Share-based compensation expense	9,481	7,358
Balance at end of period	2,307,998	2,296,639

Accumulated other comprehensive income (loss)
Balance at beginning of period	171,710	(177,110)
Unrealized gains (losses) on available for sale investments, net of tax:
Balance at beginning of period	181,521	(168,365)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(253,904)	203,543
Balance at end of period	(72,383)	35,178
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	(9,811)	(8,745)
Foreign currency translation adjustment	(7,725)	2,663
Balance at end of period	(17,536)	(6,082)
Balance at end of period	(89,919)	29,096

Retained earnings
Balance at beginning of period	6,056,686	5,912,812
Net income (loss)	(177,827)	108,781
Preferred share dividends	(7,563)	(10,656)
Common share dividends	(35,289)	(34,334)
Balance at end of period	5,836,007	5,976,603

Treasury shares, at cost
Balance at beginning of period	(3,778,806)	(3,791,420)
Shares repurchased	(8,492)	(9,003)
Shares reissued	20,584	21,035
Balance at end of period	(3,766,714)	(3,779,388)

Total shareholders’ equity	$4,839,578	$5,300,156

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

	Three months ended
	2020	2019
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(177,827)	$108,781
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net investment (gains) losses	62,877	(12,767)
Net realized and unrealized (gains) losses on other investments	2,119	(6,528)
Amortization of fixed maturities	6,359	5,832
Interest in (income) loss of equity method investments	23,577	(2,219)
Amortization of value of business acquired	1,799	13,104
Other amortization and depreciation	15,612	23,742
Share-based compensation expense, net of cash payments	(4,650)	(3,679)
Changes in:
Accrued interest receivable	1,234	1,544
Reinsurance recoverable balances on unpaid and paid losses	(260,131)	(98,425)
Deferred acquisition costs	(119,796)	(136,906)
Prepaid reinsurance premiums	(181,055)	(260,567)
Reserve for losses and loss expenses	348,285	4,829
Unearned premiums	774,703	903,253
Insurance and reinsurance balances, net	(502,437)	(559,150)
Other items	(40,413)	(38,536)
Net cash used in operating activities	(49,744)	(57,692)

Cash flows from investing activities:
Purchases of:
Fixed maturities	(2,777,053)	(2,425,086)
Equity securities	(16,132)	(23,503)
Mortgage loans	(84,738)	(14,965)
Other investments	(20,858)	(70,039)
Short-term investments	(94,352)	(85,045)
Proceeds from the sale of:
Fixed maturities	2,506,490	1,978,928
Equity securities	10,308	14,875
Other investments	32,355	67,865
Short-term investments	54,105	185,445
Proceeds from redemption of fixed maturities	424,207	278,150
Proceeds from redemption of short-term investments	1,775	2,413
Proceeds from the repayment of mortgage loans	399	243
Purchase of other assets	(13,485)	(12,051)
Net cash provided by (used in) investing activities	23,021	(102,770)

Cash flows from financing activities:
Taxes paid on withholding shares	(8,491)	(9,003)
Dividends paid - common shares	(37,318)	(36,260)
Repurchase of preferred shares	(225,000)	—
Dividends paid - preferred shares	(9,144)	(10,656)
Net cash used in financing activities	(279,953)	(55,919)

Effect of exchange rate changes on foreign currency cash, cash equivalents and restricted cash	(28,718)	(7,381)
Decrease in cash, cash equivalents and restricted cash	(335,394)	(223,762)
Cash, cash equivalents and restricted cash - beginning of period	1,576,457	1,830,020
Cash, cash equivalents and restricted cash - end of period	$1,241,063	$1,606,258

Supplemental disclosures of cash flow information:
Income taxes paid (refund)	$(2,131)	$1,321
Interest paid	$13,133	$—

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These unaudited Consolidated Financial Statements (the "financial statements") have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the U.S. Securities and Exchange Commission's ("SEC") instructions to Form 10-Q and Article 10 of Regulation S-X and include AXIS Capital Holdings Limited ("AXIS Capital") and its subsidiaries (the "Company"). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and related notes included in AXIS Capital's Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC.
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

Significant Accounting Policies
There was one notable change to the Company's significant accounting policies subsequent to its Annual Report on Form 10-K for the year ended December 31, 2019.

Measurement of Credit Losses on Financial Instruments

Effective January 1, 2020, the Company adopted ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments," using the modified retrospective approach for insurance and reinsurance premium balances receivable, reinsurance recoverable on unpaid losses and loss expenses and mortgage loans, held for investment. The Company assessed that the impact of adoption of ASU 2016-13 was $nil. This guidance replaced the "incurred loss" impairment methodology with an approach based on "expected losses" to estimate credit losses on certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance requires financial assets to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the cost of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset.
Insurance and reinsurance premium balances receivable of $3,485 million and $3,071 million at March 31, 2020 and December 31, 2019, respectively, were presented net of an allowance for expected credit losses. The allowance for expected credit losses was estimated based on the Company's analysis of amounts outstanding, historical delinquencies and write-offs, and current economic conditions together with reasonable and supportable forecasts of short-term economic conditions, giving consideration to the potential impact from the COVID-19 pandemic. At March 31, 2020, the allowance for credit losses expected to be recognized over the life of premium balances receivable was $8 million, compared to an allowance for uncollectible premium balances receivable of $7 million at December 31, 2019. The allowance for expected credit losses is recognized in net income (loss). Any adjustment to the allowance for expected credit losses is recognized in the period in which it is determined. Write-offs of premium balances receivable together with associated allowances for expected credit losses are recognized in the period in which balances are deemed uncollectible. The Company does not have a history of significant write-offs.

Reinsurance recoverable on unpaid losses and loss expenses of $4,102 million and $3,878 million at March 31, 2020 and December 31, 2019, respectively, were presented net of an allowance for expected credit losses. The allowance for expected credit losses was estimated based on the Company's analysis of amounts outstanding, historical delinquencies and write-offs, and disputes. In addition, the Company used a default analysis based on the reinsurers' credit rating and the length of collection periods to estimate allowances for credit expected losses on the remainder of the reinsurance recoverable balance. The default analysis considered current and forecasted economic conditions including the potential impact from the COVID-19 pandemic. At March 31, 2020, the allowance for credit losses expected to be recognized over the life of the reinsurance recoverable balances was $19 million, compared to an allowance for estimated uncollectible reinsurance recoverable balances of $18 million at December 31, 2019. The allowance for expected credit losses is recognized in net income (loss). Any adjustment to the allowance for expected credit losses is recognized in

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
the period in which it is determined. Write-offs of reinsurance recoverable balances together with associated allowances for expected credit losses are recognized in the period in which balances are deemed uncollectible. The Company does not have a history of significant write-offs.

Mortgage loans, held for investment of $517 million and $433 million at March 31, 2020 and December 31, 2019, respectively, were presented net of an allowance for expected credit losses. The allowance for expected credit losses was estimated based on the Company’s analysis of projected lifetime losses. These projections take into account the Company’s experience with loan losses, defaults and loss severity, and loss expectations for loans with similar risk characteristics. These evaluations are revised as conditions change and new information becomes available. At March 31, 2020 and December 31, 2019, the allowance for credit losses expected to be recognized over the life of our mortgage loans was $nil. The allowance for expected credit losses is recognized in net investment gains (losses). Any adjustment to the allowance for expected credit losses is recognized in the period in which it is determined.

Effective January 1, 2020, the Company adopted the targeted changes to the impairment model for available for sale securities introduced in ASU 2016-13 using the prospective transition approach. The updated guidance amends the previous other-than-temporary impairment model by requiring the recognition of impairments related to credit losses through an allowance account and limits the amount of credit loss to the difference between a security's amortized cost basis and its fair value. In addition, the length of time a security has been in an unrealized loss position no longer impacts the determination of whether a credit loss exists.
An available for sale fixed maturity is impaired if the fair value of the investment is below amortized cost. If a fixed maturity is impaired and the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the full amount of the impairment loss is charged to net income and is included in net investment gains (losses). In instances where the Company intends to hold the impaired fixed maturity, and it does not anticipate to fully recover the amortized cost, an allowance for expected credit losses is established. At March 31, 2020, the allowance for expected credit losses was $20 million. The allowance for expected credit losses is charged to net income and is included in net investment gains (losses). The non-credit impairment amount of the loss is recognized in other comprehensive income.
On a quarterly basis, the Company assesses whether unrealized losses on fixed maturities represent credit impairments by considering the following factors:
a. the extent to which the fair value is less than amortized cost;
b. adverse conditions related to the security, industry, or geographical area;
c. downgrades in the security's credit rating by a credit rating agency; and
d. failure of the issuer to make scheduled principal or interest payments.
If a security is assessed to be credit impaired, it is subject to a discounted cash flow analysis by comparing the present value of expected future cash flows with the amortized cost basis. If the present value of expected cash flows is less than the amortized cost, a credit loss exists and an allowance for expected credit losses is recognized. If the present value of expected future cash flows is equal to or greater than the amortized cost basis, an expected credit loss does not exist.
The Company reports accrued interest receivable related to available for sale debt securities separately and has elected not to measure an allowance for expected credit losses for accrued interest receivable. Write-offs of accrued interest receivable balances are recognized in net investment gains (losses) in the period in which they are deemed uncollectible.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. SEGMENT INFORMATION (CONTINUED)
The following tables present the underwriting results of the Company's reportable segments, as well as the carrying values of allocated goodwill and intangible assets:

	2020			2019
Three months ended and at March 31,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$940,715	$1,490,443	$2,431,158	$851,096	$1,732,130	$2,583,226
Net premiums written	581,650	1,097,394	1,679,044	529,239	1,247,820	1,777,059
Net premiums earned	562,064	526,561	1,088,625	556,762	577,450	1,134,212
Other insurance related income (loss)	647	(9,354)	(8,707)	1,742	5,187	6,929
Net losses and loss expenses	(471,812)	(436,261)	(908,073)	(313,776)	(350,252)	(664,028)
Acquisition costs	(112,751)	(125,899)	(238,650)	(117,775)	(142,643)	(260,418)
General and administrative expenses	(100,778)	(29,184)	(129,962)	(106,034)	(32,839)	(138,873)
Underwriting income (loss)	$(122,630)	$(74,137)	(196,767)	$20,919	$56,903	77,822

Net investment income			93,101			107,303
Net investment gains (losses)			(62,877)			12,767
Corporate expenses			(27,098)			(36,218)
Foreign exchange (losses) gains			61,683			(7,056)
Interest expense and financing costs			(23,472)			(15,895)
Reorganization expenses			982			(14,820)
Amortization of value of business acquired			(1,799)			(13,104)
Amortization of intangible assets			(2,870)			(3,003)
Income (loss) before income taxes and interest in income (loss) of equity method investments			$(159,117)			$107,796

Net losses and loss expenses ratio	83.9%	82.9%	83.4%	56.4%	60.7%	58.5%
Acquisition cost ratio	20.1%	23.9%	21.9%	21.2%	24.7%	23.0%
General and administrative expense ratio	17.9%	5.5%	14.5%	19.0%	5.6%	15.4%
Combined ratio	121.9%	112.3%	119.8%	96.6%	91.0%	96.9%

Goodwill and intangible assets	$329,824	$—	$329,824	$340,766	$—	$340,766

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. INVESTMENTS
a)  Fixed Maturities and Equity securities

Fixed maturities

The following table provides the amortized cost and fair values of the Company's fixed maturities classified as available for sale:

	Amortized cost	Allowance for expected credit losses	Gross unrealized gains	Gross unrealized losses	Fair value

At March 31, 2020
Fixed maturities
U.S. government and agency	$1,787,739	$—	$78,458	$(57)	$1,866,140
Non-U.S. government	613,672	—	4,147	(19,178)	598,641
Corporate debt	4,917,957	(19,884)	64,712	(183,033)	4,779,752
Agency RMBS(1)	1,564,292	—	53,183	(965)	1,616,510
CMBS(2)	1,402,480	—	42,896	(16,693)	1,428,683
Non-agency RMBS	125,340	(118)	1,258	(3,469)	123,011
ABS(3)	1,543,933	(17)	2,125	(100,862)	1,445,179
Municipals(4)	210,713	—	7,728	(171)	218,270
Total fixed maturities	$12,166,126	$(20,019)	$254,507	$(324,428)	$12,076,186

At December 31, 2019
Fixed maturities
U.S. government and agency	$2,102,849	$—	$16,345	$(6,313)	$2,112,881
Non-U.S. government	564,505	—	14,535	(2,448)	576,592
Corporate debt	4,797,384	—	140,426	(7,556)	4,930,254
Agency RMBS(1)	1,570,823	—	25,215	(3,454)	1,592,584
CMBS(2)	1,340,156	—	29,838	(4,942)	1,365,052
Non-agency RMBS	84,381	—	1,393	(852)	84,922
ABS(3)	1,599,867	—	4,706	(5,880)	1,598,693
Municipals(4)	203,275	—	4,359	(407)	207,227
Total fixed maturities	$12,263,240	$—	$236,817	$(31,852)	$12,468,205

(1)Residential mortgage-backed securities ("RMBS") originated by U.S. government-sponsored agencies.
(2)Commercial mortgage-backed securities ("CMBS").
(3)Asset-backed securities ("ABS") include debt tranched securities collateralized primarily by auto loans, student loans, credit card receivables and collateralized loan obligations ("CLOs").
(4)Municipals include bonds issued by states, municipalities and political subdivisions.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. INVESTMENTS (CONTINUED)
Equity Securities

The following table provides the cost and fair values of the Company's equity securities:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
At March 31, 2020
Equity securities
Common stocks	$504	$63	$(449)	$118
Preferred stocks	6,532	787	(11)	7,308
Exchange-traded funds	200,197	35,729	(13,583)	222,343
Bond mutual funds	183,708	—	(8,532)	175,176
Total equity securities	$390,941	$36,579	$(22,575)	$404,945

At December 31, 2019
Equity securities
Common stocks	$504	$77	$(388)	$193
Preferred stocks	—	—	—	—
Exchange-traded funds	215,986	81,444	(105)	297,325
Bond mutual funds	182,466	—	(5,777)	176,689
Total equity securities	$398,956	$81,521	$(6,270)	$474,207

In the normal course of investing activities, the Company actively manages allocations to non-controlling tranches of structured securities which are variable interests issued by Variable Interest Entities ("VIEs"). These structured securities include RMBS, CMBS and ABS.

The Company also invests in limited partnerships which represent 58% of the Company's other investments. The investments in limited partnerships include hedge funds, direct lending funds, private equity funds and real estate funds as well as CLO equity tranched securities, which are variable interests issued by VIEs (refer to Note 3(c) 'Other Investments'). The Company does not have the power to direct the activities that are most significant to the economic performance of these VIEs therefore the Company is not the primary beneficiary of these VIEs.

The maximum exposure to loss on these interests is limited to the amount of commitment made by the Company. The Company has not provided financial or other support to these structured securities other than the original investment.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. INVESTMENTS (CONTINUED)
Contractual Maturities of Fixed Maturities

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The table below provides the contractual maturities of fixed maturities:

	Amortized cost	Fair value	% of Total fair value

At March 31, 2020
Maturity
Due in one year or less	$420,406	$418,331	3.5%
Due after one year through five years	4,435,933	4,411,851	36.5%
Due after five years through ten years	2,347,057	2,301,408	19.1%
Due after ten years	326,685	331,213	2.7%
	7,530,081	7,462,803	61.8%
Agency RMBS	1,564,292	1,616,510	13.4%
CMBS	1,402,480	1,428,683	11.8%
Non-agency RMBS	125,340	123,011	1.0%
ABS	1,543,933	1,445,179	12.0%
Total	$12,166,126	$12,076,186	100.0%

At December 31, 2019
Maturity
Due in one year or less	$438,881	$443,228	3.6%
Due after one year through five years	4,810,202	4,884,837	39.2%
Due after five years through ten years	2,091,486	2,157,157	17.3%
Due after ten years	327,444	341,732	2.7%
	7,668,013	7,826,954	62.8%
Agency RMBS	1,570,823	1,592,584	12.8%
CMBS	1,340,156	1,365,052	10.9%
Non-agency RMBS	84,381	84,922	0.7%
ABS	1,599,867	1,598,693	12.8%
Total	$12,263,240	$12,468,205	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. INVESTMENTS (CONTINUED)
 Gross Unrealized Losses

The following table summarizes fixed maturities and equity securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

At March 31, 2020
Fixed maturities
U.S. government and agency	$—	$—	$33,246	$(57)	$33,246	$(57)
Non-U.S. government	56,233	(4,852)	310,184	(14,326)	366,417	(19,178)
Corporate debt	86,332	(13,220)	2,418,579	(169,813)	2,504,911	(183,033)
Agency RMBS	8,532	(135)	69,214	(830)	77,746	(965)
CMBS	9,954	(688)	413,682	(16,005)	423,636	(16,693)
Non-agency RMBS	4,568	(1,405)	67,711	(2,064)	72,279	(3,469)
ABS	265,024	(28,221)	971,556	(72,641)	1,236,580	(100,862)
Municipals	—	—	28,367	(171)	28,367	(171)
Total fixed maturities	$430,643	$(48,521)	$4,312,539	$(275,907)	$4,743,182	$(324,428)

At December 31, 2019
Fixed maturities
U.S. government and agency	$9,536	$(67)	$614,705	$(6,246)	$624,241	$(6,313)
Non-U.S. government	99,466	(2,036)	18,361	(412)	117,827	(2,448)
Corporate debt	121,635	(3,847)	375,858	(3,709)	497,493	(7,556)
Agency RMBS	195,395	(1,816)	326,402	(1,638)	521,797	(3,454)
CMBS	24,281	(64)	364,641	(4,878)	388,922	(4,942)
Non-agency RMBS	6,345	(792)	25,816	(60)	32,161	(852)
ABS	535,780	(4,667)	404,641	(1,213)	940,421	(5,880)
Municipals	5,418	(34)	46,684	(373)	52,102	(407)
Total fixed maturities	$997,856	$(13,323)	$2,177,108	$(18,529)	$3,174,964	$(31,852)

Fixed Maturities

At March 31, 2020, 2,783 fixed maturities (2019: 1,190) were in an unrealized loss position of $324 million (2019: $32 million), of which $127 million (2019: $5 million) was related to securities below investment grade or not rated.

At March 31, 2020, 320 fixed maturities (2019: 497) had been in a continuous unrealized loss position for twelve months or greater and had a fair value of $431 million (2019: $998 million). The Company concluded that the unrealized loss on these securities as well as the remaining securities in an unrealized loss position were due to non-credit factors at March 31, 2020, and were expected to recover in value as the securities approach maturity. At March 31, 2020, the Company did not intend to sell the securities in an unrealized loss position and it is more likely than not that the Company will not be required to sell these securities before the anticipated recovery of their amortized costs.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. INVESTMENTS (CONTINUED)
b) Mortgage Loans

The following table provides details of the Company's mortgage loans held-for-investment:

	March 31, 2020		December 31, 2019
	Carrying value	% of Total	Carrying value	% of Total

Mortgage Loans held-for-investment:
Commercial	$517,181	100%	$432,748	100%
Total Mortgage Loans held-for-investment	$517,181	100%	$432,748	100%

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

The Company has a high quality mortgage loan portfolio with a weighted average debt service coverage ratio of 2.1x and a weighted average loan-to-value ratio of 58%. At March 31, 2020, there are no credit losses or past due amounts associated with the commercial mortgage loans held by the Company.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. INVESTMENTS (CONTINUED)
c) Other Investments

The following tables provide a summary of the Company's other investments, together with additional information relating to the liquidity of each category:

	Fair value		Redemption frequency (if currently eligible)	Redemption notice period

At March 31, 2020
Long/short equity funds	$22,281	3%	Annually	60 days
Multi-strategy funds	140,096	18%	Quarterly, Semi-annually	60-90 days
Direct lending funds	289,952	36%	n/a	n/a
Private equity funds	83,693	10%	n/a	n/a
Real estate funds	157,039	20%	n/a	n/a
CLO-Equities	12,793	1%	n/a	n/a
Other privately held investments	37,441	5%	n/a	n/a
Overseas deposits	54,513	7%	n/a	n/a
Total other investments	$797,808	100%

At December 31, 2019
Long/short equity funds	$31,248	4%	Annually	60 days
Multi-strategy funds	136,542	18%	Quarterly, Semi-annually	60-90 days
Direct lending funds	277,395	36%	n/a	n/a
Private equity funds	80,412	10%	n/a	n/a
Real estate funds	130,112	17%	n/a	n/a
CLO-Equities	14,328	2%	n/a	n/a
Other privately held investments	36,934	5%	n/a	n/a
Overseas deposits	63,952	8%	n/a	n/a
Total other investments	$770,923	100%

n/a - not applicable

Two common redemption restrictions which may impact the Company's ability to redeem hedge funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund's net assets which may otherwise hinder the general partner or investment manager's ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During the three months ended March 31, 2020 and 2019, neither of these restrictions impacted the Company's redemption requests. At March 31, 2020, $67 million (2019: $69 million), representing 42% (2019: 41%) of total hedge funds, relate to holdings where the Company is still within the lockup period. The expiration of these lockup periods range from October 2020 to March 2022.

At March 31, 2020, the Company had $157 million (2019: $170 million) of unfunded commitments as a limited partner in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from five to fifteen years and the General Partners of certain funds have the option to extend the term by up to three years.
At March 31, 2020, the Company had $20 million (2019: $24 million) of unfunded commitments as a limited partner in multi-strategy hedge funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until after the completion of the funds' investment term. These funds have investment terms ranging from two years to the dissolution of the underlying fund.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. INVESTMENTS (CONTINUED)
At March 31, 2020, the Company had $162 million (2019: $82 million) of unfunded commitments as a limited partner in funds which invest in real estate and real estate securities and businesses. These funds include an open-ended fund and funds with investment terms ranging from seven years to the dissolution of the underlying fund.
At March 31, 2020, the Company had $187 million (2019: $261 million) of unfunded commitments as a limited partner in private equity funds. The life of the funds is subject to the dissolution of the underlying funds. The Company expects the overall holding period to be over five years.

During 2015, the Company made a $50 million commitment as a limited partner of a bank revolver opportunity fund. The fund has an investment term of seven years and the General Partners have the option to extend the term by up to two years. At March 31, 2020, this commitment remains unfunded. It is not anticipated that the full amount of this fund will be drawn.

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

e) Net Investment Income

Net investment income was derived from the following sources:

	Three months ended March 31,
	2020	2019

Fixed maturities	$89,943	$91,382
Other investments	(2,120)	6,895
Equity securities	2,125	2,328
Mortgage loans	4,053	3,063
Cash and cash equivalents	4,930	5,801
Short-term investments	1,498	3,894
Gross investment income	100,429	113,363
Investment expenses	(7,328)	(6,060)
Net investment income	$93,101	$107,303

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. INVESTMENTS (CONTINUED)
f) Net Investment Gains (Losses)

The following table provides an analysis of net investment gains (losses):

	Three months ended March 31,
	2020	2019

Gross realized investment gains
Fixed maturities and short-term investments	$39,931	$10,437
Equity securities	1,920	1,445
Gross realized investment gains	41,851	11,882
Gross realized investment losses
Fixed maturities and short-term investments	(22,766)	(20,279)
Equity securities	(2,682)	(93)
Gross realized investment losses	(25,448)	(20,372)
Allowance for expected credit losses	(20,019)	—
Impairment losses(1)	(1,190)	—
OTTI losses	—	(4,036)
Change in fair value of investment derivatives(2)	3,162	(2,102)
Net unrealized gains (losses) on equity securities	(61,233)	27,395
Net investment gains (losses)	$(62,877)	$12,767

(1) Related to instances where the Company intends to sell securities or it is more likely than not that the Company will be required to sell securities before their anticipated recovery.
(2) Refer to Note 5 'Derivative Instruments'.

The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale:

Three months ended March 31,
2020

Balance at beginning of period	$—
Expected credit losses on securities where credit losses were not previously recognized	20,019
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	—
Impairments of securities which the Company intends to sell or more likely than not will be required to sell	—
Securities sold/redeemed/matured/defaults of credit-impaired securities	—
Balance at end of period	$20,019

g) Reverse Repurchase Agreements

At March 31, 2020, the Company held $18 million (2019: $nil) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents in the Company's consolidated balance sheets. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, the Company receives principal and interest income. The Company monitors the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. FAIR VALUE MEASUREMENTS
Fair Value Hierarchy

Fair value is defined as the price to sell an asset or transfer a liability (i.e. the "exit price") in an orderly transaction between market participants. U.S. GAAP prescribes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. The level in the hierarchy within which a given fair value measurement falls is determined based on the lowest level input that is significant to the measurement. The hierarchy is broken down into three levels as follows:

•Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

•Level 2 - Valuations based on quoted prices in active markets for similar assets or liabilities, quoted prices for identical assets or liabilities in inactive markets, or for which significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

•Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The unobservable inputs reflect the Company's own judgments about assumptions that market participants might use.

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

ABS

ABS mainly include investment-grade bonds backed by pools of loans with a variety of underlying collateral, including auto loans, student loans, credit card receivables and collateralized loan obligations ("CLOs"), originated by a variety of financial institutions. The fair values of these securities are determined using a model which uses prepayment speeds and spreads sourced primarily from the new issue market. As the significant inputs used to price these securities are observable market inputs, the fair values of ABS are generally classified as Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers to estimate fair value. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, the fair values of these securities are classified as Level 3.

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

Equity Securities

Equity securities include common stocks, preferred stocks, exchange-traded funds and bond mutual funds. As the fair values of common stocks, preferred stocks and exchange-traded funds are based on unadjusted quoted market prices in active markets, the fair values of these securities are classified as Level 1. As bond mutual funds have daily liquidity, the fair values of these securities are classified as Level 2.

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

Other privately held investments include convertible preferred shares, common shares, convertible notes and notes payable. These investments are initially valued at cost, which approximates fair value. In subsequent measurement periods, the fair values of these investments are generally determined using capital statements obtained from each investee company. In order to assess the reasonableness of the information received from each investee company, the Company maintains an understanding of current market conditions, historical results, and emerging trends that may impact the results of operations, financial condition or liquidity of investee companies. In addition, the Company engages in regular communication with management at the investee companies. As the significant inputs used to price these investments are unobservable, the fair values of other privately held investments are classified as Level 3.

Overseas deposits include investments in private funds held by Syndicate 2007 where the underlying investments are primarily U.S. government, non-U.S. government and corporate debt securities. The funds do not trade on an exchange, and therefore are not included in available for sale investments. As the significant inputs used to price the underlying investments are observable market inputs, the fair values of overseas deposits are classified as Level 2.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. FAIR VALUE MEASUREMENTS (CONTINUED)
The tables below present the financial instruments measured at fair value on a recurring basis for the periods indicated:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At March 31, 2020
Assets
Fixed maturities
U.S. government and agency	$1,787,049	$79,091	$—	$—	$1,866,140
Non-U.S. government	—	598,641	—	—	598,641
Corporate debt	—	4,777,507	2,245	—	4,779,752
Agency RMBS	—	1,616,510	—	—	1,616,510
CMBS	—	1,424,312	4,371	—	1,428,683
Non-agency RMBS	—	113,826	9,185	—	123,011
ABS	—	1,444,843	336	—	1,445,179
Municipals	—	218,270	—	—	218,270
	1,787,049	10,273,000	16,137	—	12,076,186
Equity securities
Common stocks	118	—	—	—	118
Preferred stocks	7,308	—	—	—	7,308
Exchange-traded funds	222,343	—	—	—	222,343
Bond mutual funds	—	175,176	—	—	175,176
	229,769	175,176	—	—	404,945
Other investments
Hedge funds (1)	—	—	—	162,377	162,377
Direct lending funds	—	—	—	289,952	289,952
Private equity funds	—	—	—	83,693	83,693
Real estate funds	—	—	—	157,039	157,039
CLO-Equities	—	—	12,793	—	12,793
Other privately held investments	—	—	37,441	—	37,441
Overseas deposits	—	54,513	—	—	54,513
	—	54,513	50,234	693,061	797,808
Short-term investments	—	77,101	—	—	77,101
Other assets
Derivative instruments (refer to Note 5)	—	8,956	—	—	8,956
Total Assets	$2,016,818	$10,588,746	$66,371	$693,061	$13,364,996
Liabilities
Derivative instruments (refer to Note 5)	$—	$2,081	$20,164	$—	$22,245
Cash settled awards (refer to Note 8)	—	5,711	—	—	5,711
Total Liabilities	$—	$7,792	$20,164	$—	$27,956

(1) Includes Long/short equity and Multi-strategy funds.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. FAIR VALUE MEASUREMENTS (CONTINUED)

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At December 31, 2019
Assets
Fixed maturities
U.S. government and agency	$2,053,622	$59,259	$—	$—	$2,112,881
Non-U.S. government	—	576,592	—	—	576,592
Corporate debt	—	4,927,957	2,297	—	4,930,254
Agency RMBS	—	1,592,584	—	—	1,592,584
CMBS	—	1,359,817	5,235	—	1,365,052
Non-agency RMBS	—	84,922	—	—	84,922
ABS	—	1,598,204	489	—	1,598,693
Municipals	—	207,227	—	—	207,227
	2,053,622	10,406,562	8,021	—	12,468,205
Equity securities
Common stocks	$193	$—	$—	$—	$193
Preferred stocks	—	—	—	—	—
Exchange-traded funds	297,325	—	—	—	297,325
Bond mutual funds	—	176,689	—	—	176,689
	297,518	176,689	—	—	474,207
Other investments
Hedge funds (1)	—	—	—	167,790	167,790
Direct lending funds	—	—	—	277,395	277,395
Private equity funds	—	—	—	80,412	80,412
Real estate funds	—	—	—	130,112	130,112
CLO-Equities	—	—	14,328	—	14,328
Other privately held investments	—	—	36,934	—	36,934
Overseas deposits	—	63,952	—	—	63,952
	—	63,952	51,262	655,709	770,923
Short-term investments	—	38,471	—	—	38,471
Other assets
Derivative instruments (refer to Note 5)	—	3,174	—	—	3,174
Total Assets	$2,351,140	$10,688,848	$59,283	$655,709	$13,754,980
Liabilities
Derivative instruments (refer to Note 5)	$—	$3,965	$9,672	$—	$13,637
Cash settled awards (refer to Note 8)	—	21,731	—	—	21,731
Total Liabilities	$—	$25,696	$9,672	$—	$35,368

(1) Includes Long/short equity and Multi-strategy funds.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. FAIR VALUE MEASUREMENTS (CONTINUED)
The following table quantifies the significant unobservable inputs used in estimating fair values at March 31, 2020 of investments classified as Level 3 in the fair value hierarchy:

	Fair value	Valuation technique	Unobservable input	Range	Weighted average

Other investments - CLO-Equities	$12,793	Discounted cash flow	Default rates	3.5%	3.5%
			Loss severity rate	35.0%	35.0%
			Collateral spreads	3.0%	3.0%
			Estimated maturity dates	7 years	7 years

Derivatives - Other underwriting-related derivatives	$(20,164)	Discounted cash flow	Discount rate	0.5%	0.5%

Note: Fixed maturities of $16 million that are classified as Level 3 are excluded from the above table as these securities are priced using broker-dealer quotes. In addition, privately held investments of $37 million that are classified as Level 3 are excluded from the above table as these investments are priced using capital statements received from investee companies.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. FAIR VALUE MEASUREMENTS (CONTINUED)
The following tables present changes in Level 3 for financial instruments measured at fair value on a recurring basis:

	Opening balance	Transfers into Level 3	Transfers out of Level 3	Included in net income(1)	Included in OCI (2)	Purchases	Sales	Settlements/ distributions	Closing balance	Change in unrealized gains/losses (3)

Three months ended March 31, 2020
Fixed maturities
Corporate debt	$2,297	$—	$—	$—	$(52)	$—	$—	$—	$2,245	$—
CMBS	5,235	—	—	—	(293)	—	—	(571)	4,371	—
Non-agency RMBS	—	9,185	—	—	—	—	—	—	9,185	—
ABS	489	—	—	—	(153)	—	—	—	336	—
	8,021	9,185	—	—	(498)	—	—	(571)	16,137	—
Other investments
CLO-Equities	14,328	—	—	(847)	—	—	—	(688)	12,793	(847)
Other privately held investments	36,934	—	—	80	—	427	—	—	37,441	80
	51,262	—	—	(767)	—	427	—	(688)	50,234	(767)
Total assets	$59,283	$9,185	$—	$(767)	$(498)	$427	$—	$(1,259)	$66,371	$(767)

Other liabilities
Derivative instruments	$9,672	$—	$—	$10,492	$—	$—	$—	$—	$20,164	$10,492
Total liabilities	$9,672	$—	$—	$10,492	$—	$—	$—	$—	$20,164	$10,492

	Opening balance	Transfers into Level 3	Transfers out of Level 3	Included in net income(1)	Included in OCI (2)	Purchases	Sales	Settlements/ distributions	Closing balance	Change in unrealized gains/losses (3)

Three months ended March 31, 2019
Fixed maturities
Corporate debt	$49,012	$—	$—	$(696)	$624	$—	$(5,547)	$(2,268)	$41,125	$—
CMBS	19,134	—	(4,767)	—	143	—	—	(3,365)	11,145	—
Non-agency RMBS	—	—	—	—	—	—	—	—	—	—
ABS	18,533	—	(16,402)	—	162	9,750	—	—	12,043	—
	86,679	—	(21,169)	(696)	929	9,750	(5,547)	(5,633)	64,313	—
Other investments
CLO-Equities	21,271	—	—	415	—	—	—	(3,664)	18,022	415
Other privately held investments	44,518	—	—	667	—	2,500	—	—	47,685	667
	65,789	—	—	1,082	—	2,500	—	(3,664)	65,707	1,082
Total assets	$152,468	$—	$(21,169)	$386	$929	$12,250	$(5,547)	$(9,297)	$130,020	$1,082

Other liabilities
Derivative instruments	$10,299	$—	$—	$(66)	$—	$—	$—	$—	$10,233	$(66)
Total liabilities	$10,299	$—	$—	$(66)	$—	$—	$—	$—	$10,233	$(66)

(1)  Realized gains (losses) on fixed maturities and realized and unrealized gains (losses) on other assets and other liabilities included in net income are included in net investment gains (losses). Realized and unrealized gains (losses) on other investments included in net income are included in net investment income.
(2) Unrealized gains (losses) on fixed maturities are included in other comprehensive income ("OCI").
(3) Change in unrealized gains (losses) relating to assets held at the reporting date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. FAIR VALUE MEASUREMENTS (CONTINUED)
Transfers into Level 3 from Level 2

The transfers into Level 3 from Level 2 made during the three months ended March 31, 2020 were primarily due to the lack of observable market inputs and multiple quotes from pricing vendors and broker-dealers for certain fixed maturities. There were no transfers into Level 3 from Level 2 during the three months ended March 31, 2019.

Transfers out of Level 3 into Level 2

There were no transfers out of Level 3 into Level 2 during the three months ended March 31, 2020. The transfers out of Level 3 into Level 2 made during the three months ended March 31, 2019 were primarily due to the availability of observable market inputs and multiple quotes from pricing vendors for certain fixed maturities.

Measuring the Fair Value of Other Investments Using Net Asset Valuations

The fair values of hedge funds, direct lending funds, private equity funds and real estate funds are estimated using net asset valuations ("NAVs") as advised by external fund managers or third party administrators. For these funds, NAVs are based on the manager's or administrator's valuation of the underlying holdings in accordance with the fund's governing documents and in accordance with U.S. GAAP.

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

For direct lending funds, private equity funds, real estate funds and two of the Company's hedge funds, valuation statements are typically released on a reporting lag therefore the Company estimates the fair value of these funds by starting with the most recent fund valuations and adjusting for capital calls, redemptions, drawdowns and distributions. Return estimates are not available from the relevant fund managers for these funds therefore the Company typically has a reporting lag in its fair value measurements of these funds. At March 31, 2020, funds reported on a lag represented 71% (2019: 68%) of the Company's total other investments balance.

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
At March 31, 2020, the carrying values of cash and cash equivalents including restricted amounts, accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated their fair values due to their short maturities. As these financial instruments are not actively traded, their fair values are classified as Level 2.

At March 31, 2020, the carrying value of mortgage loans held-for-investment approximated their fair value. The fair values of mortgage loans are primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk or are determined from pricing for similar loans. As mortgage loans are not actively traded their fair values are classified as Level 3.

At March 31, 2020, Company's debt was recorded at amortized cost with a carrying value of $1,809 million (2019: $1,808 million) and a fair value of $1,798 million (2019: $1,896 million). The fair value of the Company's debt is based on prices obtained from a third-party pricing service and is determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As the yields for the risk-free yield curve and the spreads are observable market inputs, the fair value of the Company's debt is classified as Level 2.

5. DERIVATIVE INSTRUMENTS

The following table provides the balance sheet classifications of derivatives recorded at fair value:

	March 31, 2020			December 31, 2019
	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)

Relating to investment portfolio:
Foreign exchange forward contracts	$221,515	$1,405	$254	$68,998	$—	$1,405
Relating to underwriting portfolio:
Foreign exchange forward contracts	972,913	7,551	1,827	1,038,630	3,174	2,560
Other underwriting-related contracts	85,000	—	20,164	85,000	—	9,672
Total derivatives		$8,956	$22,245		$3,174	$13,637

(1)Asset and liability derivatives are classified within other assets and other liabilities in the consolidated balance sheets.

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

The following table provides a reconciliation of gross derivative assets and liabilities to the net amounts presented in the consolidated balance sheets, with the difference being attributable to the impact of master netting agreements:

	March 31, 2020			December 31, 2019
	Gross amounts	Gross amounts offset	Net amounts(1)	Gross amounts	Gross amounts offset	Net amounts(1)

Derivative assets	$17,034	$(8,078)	$8,956	$7,673	$(4,499)	$3,174
Derivative liabilities	$30,323	$(8,078)	$22,245	$18,136	$(4,499)	$13,637

(1)Net asset and liability derivatives are classified within other assets and other liabilities in the consolidated balance sheets.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. DERIVATIVE INSTRUMENTS (CONTINUED)
The total unrealized and realized gains (losses) recognized in net income for derivatives not designated as hedges are shown in the following table:

	Location of gain (loss) recognized in net income	Three months ended March 31,
		2020	2019

Relating to investment portfolio:
Foreign exchange forward contracts	Net investment gains (losses)	$3,162	$752
Interest rate swaps	Net investment gains (losses)	—	(2,854)
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange gains (losses)	(690)	(10,517)
Other underwriting-related contracts	Other insurance related income (losses)	(10,201)	347
Total		$(7,729)	$(12,272)

6. RESERVE FOR LOSSES AND LOSS EXPENSES

Reserve Roll-Forward

The following table presents a reconciliation of the Company's beginning and ending gross reserve for losses and loss expenses and net reserves for unpaid losses and loss expenses:

	Three months ended March 31,
	2020	2019

Gross reserve for losses and loss expenses, beginning of period	$12,752,081	$12,280,769
Less reinsurance recoverable on unpaid losses and loss expenses, beginning of period	(3,877,756)	(3,501,669)
Net reserve for unpaid losses and loss expenses, beginning of period	8,874,325	8,779,100

Net incurred losses and loss expenses related to:
Current year	914,186	678,700
Prior years	(6,113)	(14,672)
	908,073	664,028
Net paid losses and loss expenses related to:
Current year	(19,081)	(37,600)
Prior years	(652,014)	(691,558)
	(671,095)	(729,158)

Foreign exchange and other	(130,609)	6,460

Net reserve for unpaid losses and loss expenses, end of period	8,980,694	8,720,430
Reinsurance recoverable on unpaid losses and loss expenses, end of period	4,101,579	3,555,341
Gross reserve for losses and loss expenses, end of period	$13,082,273	$12,275,771

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
The Company writes business with loss experience generally characterized as low frequency and high severity in nature, which can result in volatility in its financial results. During the three months ended March 31, 2020, the Company recognized catastrophe and weather-related losses, net of reinstatement premiums of $300 million, including $235 million attributable to the COVID-19 pandemic. These losses were primarily associated with property related coverages, but also included event cancellation, and accident and health coverages, and considered a global shelter in place order that remains in effect until July 31, 2020. The remaining losses of $65 million were attributable to other weather-related events including regional weather events in the U.S., floods in the U.K. and wildfires in Australia. During the three months ended March 31, 2019, the Company recognized catastrophe and weather-related losses, net of reinstatement premiums of $11 million.

Estimates for Significant Catastrophe Events

At March 31, 2020, net reserves for losses and loss expenses included estimated amounts for numerous catastrophe events. The magnitude and complexity of losses arising from certain of these events inherently increase the level of uncertainty, and therefore, increase the level of management judgment involved in arriving at estimated net reserves for losses and loss expenses. These events include the COVID-19 pandemic which occurred in 2020, Japanese Typhoons Hagibis, Faxai and Tapah, Hurricane Dorian, and the Australia Wildfires which occurred in 2019, Hurricanes Michael and Florence, California Wildfires, and Typhoon Jebi which occurred in 2018, and Hurricanes Harvey, Irma and Maria, and the California Wildfires which occurred in 2017. Actual losses for these events may ultimately differ materially from the Company's current estimates.

The estimate of net reserves for losses and loss expenses related to the COVID-19 pandemic represented the Company's best estimate of losses and loss adjustment expenses that have been incurred at March 31, 2020 assuming a shelter in place order through July 31, 2020, where relevant. The determination of the Company's net reserves for losses and loss expenses for its insurance segment was based on its ground-up assessment of coverage from individual contracts, including a review of contracts with potential exposure to the COVID-19 pandemic. The determination of the Company's net reserves for losses and loss expenses for its reinsurance segment was largely based on a range of industry insured loss estimates and market share analyses, supplemented by a review of in-force treaties that may provide coverage and catastrophe modeling analyses, where appropriate. In addition, the Company considered preliminary information received from clients, brokers and loss adjusters.
The estimate of net reserves for losses and loss expenses related to the COVID-19 pandemic was subject to significant uncertainty. This uncertainty was driven by the inherent difficulty in making assumptions around the impact of the COVID-19 pandemic due to the lack of comparable events, the ongoing nature of the event, and its far-reaching impacts to world-wide economies and the health of the population. These assumptions include:

•the nature and the duration of the pandemic;
•the effects on human health, the economy and the Company's customers;
•the response of government bodies;
•the coverage provided under the Company's contracts;
•the coverage provided by its ceded reinsurance; and
•the evaluation of the loss and impact of loss mitigation actions.

While the Company believes its estimate of net reserves for losses and loss expenses is adequate for losses and loss adjustment expenses that have been incurred at March 31, 2020 based on current facts and circumstances, the Company will continue to monitor the appropriateness of its assumptions as new information comes to light and will adjust its estimate of net reserves for losses and loss adjustment expenses, as appropriate. Actual losses for these events may ultimately differ materially from the Company's current estimates.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
Prior Year Reserve Development

The Company's net favorable prior year reserve development arises from changes to estimates of losses and loss expenses related to loss events that occurred in previous calendar years. The following table presents net prior year reserve development by segment:

	Three months ended March 31,
	2020	2019

Insurance	$3,832	$6,913
Reinsurance	2,281	7,759
Total	$6,113	$14,672

The following tables map the Company's lines of business to reserve classes and the expected claim tails:

Insurance segment
Reserve class and tail

	Property and other	Marine	Aviation	Credit and political risk	Professional lines	Liability

	Short	Short	Short/Medium	Medium	Medium	Long

Reported lines of business
Property	X
Marine		X
Terrorism	X
Aviation			X
Credit and political risk				X
Professional lines					X
Liability						X
Accident and health	X
Discontinued lines - Novae	X				X	X

Reinsurance segment
Reserve class and tail

	Property and other	Credit and surety	Professional lines	Motor	Liability

	Short	Medium	Medium	Long	Long

Reported lines of business
Catastrophe	X
Property	X
Credit and surety		X
Professional lines			X
Motor				X
Liability					X
Engineering	X
Agriculture	X
Marine and other	X
Accident and health	X
Discontinued lines - Novae	X			X	X

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
Short-tail business

Short-tail business includes the underlying exposures in property and other, marine and aviation reserve classes in the insurance segment, and the property and other reserve class in the reinsurance segment.

For the three months ended March 31, 2020, these reserve classes contributed net favorable prior year reserve development of $10 million, including net favorable prior year reserve development of $13 million contributed by the insurance property and other reserve class, partially offset by of net adverse prior year reserve development of $4 million recognized by the reinsurance property and other reserve class.

For the three months ended March 31, 2019, these reserve classes recognized net adverse prior year reserve development of $33 million, including net adverse prior year reserve development of $22 million recognized by the insurance property and other reserve class and net adverse prior year reserve development of $29 million recognized by the reinsurance property and other reserve class, partially offset by net favorable prior year development of $16 million contributed by the insurance marine class.

Medium-tail business

Medium-tail business consists primarily of insurance and reinsurance professional lines reserve classes, insurance credit and political risk reserve class and reinsurance credit and surety reserve class.

For the three months ended March 31, 2020, the insurance professional lines reserve class recorded net adverse prior year reserve development of $5 million reflecting reserve strengthening associated with recent accidents years.

For the three months ended March 31, 2019, the insurance professional lines reserve class recorded net favorable prior year reserve development of $6 million reflecting generally favorable experience on older accident years as we continued to transition to more experienced based actuarial methods.

Reinsurance professional lines reserve class recorded net favorable prior year reserve development of $5 million for the three months ended March 31, 2020, reflecting generally favorable experience on older accident years as we continued to transition to more experience based actuarial methods.

For the three months ended March 31, 2020, the reinsurance credit and surety reserve class recorded net favorable prior year reserve development of $5 million (2019: $10 million) reflecting better than expected loss emergence.

Long-tail business

Long-tail business consists primarily of insurance and reinsurance liability reserve classes and reinsurance motor reserve class.

For the three months ended March 31, 2020, the reinsurance liability reserve class recognized net adverse prior year reserve development of $17 million due to reserve strengthening within the European and U.S. books of business.

For the three months ended March 31, 2019, the reinsurance liability reserve class recognized net favorable prior year reserve development of $12 million due to increased weight given by management to experience based indications on older accident years.

For the three months ended March 31, 2020, the reinsurance motor reserve class recognized net favorable prior year reserve development of $13 million (2019: $12 million) primarily attributable to non-proportional treaty business on older accident years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. EARNINGS PER COMMON SHARE
The following table presents a comparison of earnings (loss) per common share and earnings (loss) per diluted common share:

	Three months ended March 31,
	2020	2019

Earnings (loss) per common share
Net income (loss)	$(177,827)	$108,781
Less: Preferred share dividends	7,563	10,656
Net income (loss) available (attributable) to common shareholders	(185,390)	98,125
Weighted average common shares outstanding	84,094	83,725
Earnings (loss) per common share	$(2.20)	$1.17

Earnings (loss) per diluted common share
Net income (loss) available (attributable) to common shareholders	$(185,390)	$98,125

Weighted average common shares outstanding	84,094	83,725
Share-based compensation plans(1)	—	547
Weighted average diluted common shares outstanding	84,094	84,272

Earnings (loss) per diluted common share	$(2.20)	$1.16

Weighted average anti-dilutive shares excluded from the dilutive computation	806	601

(1) Due to the net loss recognized for the three months ended March 31, 2020, the share equivalents were anti-dilutive.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. SHARE-BASED COMPENSATION
Share-Settled Awards

The following table provides an activity summary of the Company's share-settled restricted stock units for the three months ended March 31, 2020:

	Share-Settled Performance Restricted Stock Units		Share-Settled Service Restricted Stock Units
	Number of restricted stock units	Weighted average grant date fair value(1)	Number of restricted stock units	Weighted average grant date fair value(1)

Non-vested restricted stock units - beginning of period	258	$53.31	1,273	$54.32
Granted	97	62.26	749	62.15
Vested	(27)	64.01	(463)	55.13
Forfeited	—	—	(15)	56.35
Non-vested restricted stock units - end of period	328	$55.09	1,544	$57.86

(1) Fair value is based on the closing price of the Company's common shares on the grant date.

Cash-Settled awards

The following table provides an activity summary of the Company's cash-settled restricted stock units for the three months ended March 31, 2020:

	Cash-Settled Performance Restricted Stock Units	Cash-Settled Service Restricted Stock Units
	Number of restricted stock units	Number of restricted stock units

Non-vested restricted stock units - beginning of period	6	853
Granted	—	1
Vested	(6)	(311)
Forfeited	—	(11)
Non-vested restricted stock units - end of period	—	532

The following table provides additional information related to share-based compensation:

Three months ended March 31,	2020	2019

Share-based compensation expense(1)	$13,132	$15,343
Tax benefits associated with share-based compensation expense	$1,889	$2,341
Liability for cash-settled restricted stock units(2)	$5,711	$7,878
Fair value of restricted stock units vested(3)	$45,565	$47,816
Unrecognized share-based compensation expense	$111,909	$120,735
Expected weighted average period associated with the recognition of unrecognized share-based compensation expense	2.8 years	2.9 years

(1) Related to share-settled stock units, and cash settled restricted stock units.
(2) Included in other liabilities in the consolidated balance sheets.
(3) Fair value is based on the closing price of the Company's common shares on the vest date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. SHAREHOLDERS' EQUITY
The following table presents changes in common shares issued and outstanding:

	Three months ended March 31,
	2020	2019

Shares issued, balance at beginning of period	176,580	176,580
Shares issued	—	—
Total shares issued at end of period	176,580	176,580

Treasury shares, balance at beginning of period	(92,621)	(92,994)
Shares repurchased	(150)	(157)
Shares reissued	489	505
Total treasury shares at end of period	(92,282)	(92,646)

Total shares outstanding	84,298	83,934

Treasury Shares

The following table presents common share repurchased from shares held in Treasury:

	Three months ended March 31,
	2020	2019

In the open market:
Total shares	—	—
Total cost	$—	$—
Average price per share(1)	$—	$—

From employees:(2)
Total shares	150	157
Total cost	$8,492	$9,003
Average price per share(1)	$56.43	$57.17

Total shares repurchased:
Total shares	150	157
Total cost	$8,492	$9,003
Average price per share(1)	$56.43	$57.17

(1) Calculated using whole numbers.
(2)  Shares are repurchased from employees to satisfy withholding tax liabilities related to the vesting of share-settled restricted stock units.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. SHAREHOLDERS' EQUITY (CONTINUED)
Dividends

The following table presents dividends declared and paid related to the Company's common and preferred shares:

	Per share data
	Dividends declared	Dividends paid in period of declaration	Dividends paid in period following declaration

Three months ended March 31, 2019
Common shares	$0.40	$—	$0.40
Series D preferred shares	$0.34	$—	$0.34
Series E preferred shares	$34.38	$—	$34.38
Three months ended March 31, 2020
Common shares	$0.41	$—	$0.41
Series D preferred shares(1)	$—	$—	$—
Series E preferred shares	$34.38	$—	$34.38

(1) On January 17, 2020, the Company redeemed all 9,000,000 Series D preferred shares, for an aggregate liquidation preference of $225 million. The final dividend on the Series D preferred shares was declared in 2019.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. DEBT AND FINANCING ARRANGEMENTS
On March 28, 2020, certain of AXIS Capital’s operating subsidiaries (the "Participating Subsidiaries") amended their existing $250 million secured letter of credit facility with Citibank Europe plc (the "$250 million Facility") to extend the expiration date to March 31, 2021.

The terms and conditions of the $500 million secured letter of credit facility (the "$500 million Facility") remain unchanged.

Letters of credit issued under the $250 million facility and the $500 million facility are principally used to support the reinsurance obligations of the Participating Subsidiaries. The Participating Subsidiaries are subject to certain covenants, including the requirement to maintain sufficient collateral to cover the obligations outstanding under the facilities. Such obligations include contingent reimbursement obligations for outstanding letters of credit and fees payable to Citibank Europe plc. In the event of default, Citibank Europe plc may exercise certain remedies, including the exercise of control over pledged collateral and the termination facility to any or all of the Participating Subsidiaries.

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

12. REORGANIZATION EXPENSES

For the three months ended months ended March 31, 2020, reorganization expenses were $(1) million (2019: $15 million), respectively, related to the Company's transformation program which was launched in 2017. This program encompasses the integration of Novae which commenced in the fourth quarter of 2017, the realignment of the Company's accident and health business, together with other initiatives designed to increase efficiency and enhance profitability while delivering a customer-centric operating model.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13. OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the tax effects allocated to each component of other comprehensive income (loss):

	2020			2019
	Before tax amount	Income tax (expense) benefit	Net of tax amount	Before tax amount	Income tax (expense) benefit	Net of Tax Amount

Three months ended March 31,
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	$(260,758)	$17,796	$(242,962)	$206,806	$(16,633)	$190,173
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	(18,125)	1,535	(16,590)	—	—	—
Adjustment for reclassification of net realized (gains) losses, impairment losses and OTTI losses recognized in net income (loss)	4,126	1,522	5,648	13,874	(504)	13,370
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(274,757)	20,853	(253,904)	220,680	(17,137)	203,543
Foreign currency translation adjustment	(7,725)	—	(7,725)	2,662	—	2,662
Total other comprehensive income (loss), net of tax	$(282,482)	$20,853	$(261,629)	$223,342	$(17,137)	$206,205

The following table presents details of amounts reclassified from accumulated other comprehensive income ("AOCI") to net income (loss):

		Amount reclassified from AOCI(1)
AOCI Components	Consolidated statement of operations line item that includes reclassification adjustment	Three months ended March 31,
		2020	2019

Unrealized gains (losses) on available for sale investments
	Other realized gains (losses)	$(2,936)	$(9,838)
	Impairment losses	(1,190)	—
	OTTI losses	—	(4,036)
	Total before tax	(4,126)	(13,874)
	Income tax (expense) benefit	(1,522)	504
	Net of tax	$(5,648)	$(13,370)

(1)     Amounts in parentheses are charges to net income (loss).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2020 and 2019 and our financial condition at March 31, 2020 and December 31, 2019. This should be read in conjunction with Item 1 'Consolidated Financial Statements and the accompanying notes' of this report and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019. Tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

FIRST QUARTER 2020 FINANCIAL HIGHLIGHTS

First Quarter 2020 Consolidated Results of Operations

•Net loss attributable to common shareholders of $185 million, or $(2.20) per common share and diluted common share
•Operating loss(1) of $164 million, or $(1.94) per diluted common share(1)
•Gross premiums written of $2.4 billion
•Net premiums written of $1.7 billion
•Net premiums earned of $1.1 billion
•Estimated pre-tax catastrophe and weather-related losses, net of reinsurance and reinstatement premiums, of $300 million (insurance: $178 million and reinsurance: $122 million), or 26.9 points on the current accident year loss ratio, primarily attributable to the COVID-19 pandemic and other weather-related events.
•Estimated pre-tax losses, net of reinsurance and reinstatement premiums of $235 million attributable to the COVID-19 pandemic. This estimate was primarily associated with property related coverages, but also included event cancellation and accident and health coverages and considered a global shelter in place order that remains in effect until July 31, 2020.
•Underwriting loss(2) of $197 million and combined ratio of 119.8%
•Net investment income of $93 million
•Net investment losses of $63 million
•Foreign exchange gains of $62 million
First Quarter 2020 Consolidated Financial Condition
•Total cash and investments of $15.2 billion; fixed maturities, cash and short-term securities comprise 88% of total cash and investments and have an average credit rating of AA-
•Total assets of $25.9 billion
•Reserve for losses and loss expenses of $13.1 billion and reinsurance recoverable on unpaid and paid losses and loss expenses, net of allowance for expected credit losses of $4.5 billion
•Total debt of $1.8 billion and debt to total capital ratio(3) of 27.2%
•Common shares repurchased were 0.2 million for $8 million
•Common shareholders’ equity of $4.3 billion; book value per diluted common share of $49.78

(1)Operating income (loss) and operating income (loss) per diluted common share are non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. The reconciliations to the most comparable GAAP financial measures, net income (loss) available (attributable) to common shareholders and earnings (loss) per diluted common share, respectively, are provided in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations' and a discussion of the rationale for the presentation of these items is provided in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Non-GAAP Financial Measures'.
(2)Consolidated underwriting income (loss) is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to income (loss) before income taxes and interest in income (loss) of equity method investments, the most comparable GAAP financial measure, is presented in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.
(3)The debt to total capital ratio is calculated by dividing debt by total capital. Total capital represents the sum of total shareholders’ equity and debt.

EXECUTIVE SUMMARY

Business Overview
AXIS Capital Holdings Limited ("AXIS Capital"), through its operating subsidiaries, is a global provider of specialty lines insurance and treaty reinsurance with operations in Bermuda, the U.S., Europe, Singapore, Canada and the Middle East. Our underwriting operations are organized around our global underwriting platforms, AXIS Insurance and AXIS Re.
We provide our clients and distribution partners with a broad range of risk transfer products and services, and meaningful capacity, backed by significant financial strength. We manage our portfolio holistically, aiming to construct the optimum consolidated portfolio of risks, consistent with our risk appetite and development of our franchise. We nurture an ethical, entrepreneurial and disciplined culture that promotes outstanding client service, intelligent risk taking and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a global leader in specialty risks. The execution of our strategy for the first three months of 2020 included the following:

•implementing a global response strategy to help manage and mitigate the impact of COVID-19, spanning underwriting, capital management, investments, operations and employee welfare;

•increasing our relevance in a select number of attractive specialty lines insurance and treaty reinsurance markets, and continuing the implementation of a more focused distribution strategy;

•continuing to grow a leadership position in the areas of our business with strong potential for profitable growth including U.S. excess and surplus lines, North America professional lines and Lloyd's specialty insurance business;

•continuing to re-balance our portfolio towards less volatile lines of business that carry attractive rates;

•continuing to improve in the effectiveness and efficiency of our operating platforms and processes;

•investing in data and technology capabilities, and tools to empower our underwriters and enhance the service that we provide to our customers;

•broadening risk-funding sources and the development of vehicles that utilize third-party capital; and

•growing our corporate citizenship program to give back to our communities and help contribute to a more sustainable future.

Outlook

We are committed to leadership in specialty insurance risk and global reinsurance, where we have depth of talent and expertise. We believe we are well-positioned to succeed in the rapidly evolving marketplace. Through our hybrid strategy, we have developed substantial platforms, providing us with both balance and diversification. We believe our market positioning, underwriting expertise, best-in-class claims management capabilities, and strong relationships with our distributors and clients will provide opportunities for increased profitability, with differences among our lines driven by our tactical response to market conditions.

Rates, and terms and conditions across most insurance lines generally continued to see accelerating improvement in the first quarter, with U.S. excess and primary casualty, public and private D&O, marine cargo, and excess and surplus property lines experiencing the most upward rate momentum. While the insurance market remains competitive with capacity and capital willing to support business with a broad range of return hurdles in certain pockets, there has been more consistent signs of firming rates. We expect many specialty segments will experience further pricing improvements as carriers assess pricing, portfolio construction and account preferences through the course of the year. In this competitive market environment with mixed market conditions, we are focusing on lines of business and market segments that are adequately priced, and we are trading off growth for profitability in other areas.

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

Recent Developments Related to COVID-19

On March 11, 2020, COVID-19, a novel coronavirus outbreak, was declared a pandemic by the World Health Organization. The COVID-19 crisis has upended the marketplace and society on a global scale, and its impact has been felt within the insurance and reinsurance industry and at AXIS Capital.

COVID-19, and its related impacts, are an emerging and evolving risk to which we are exposed from an underwriting, investments, capital and liquidity, operations and employee welfare perspective. We have implemented a global response strategy to help manage and mitigate these risks.

Our team is tracking the situation closely, including stress and scenario testing on existing underwriting and investment exposures, taking into consideration the possible severity and duration of the outbreak. A range of economic impacts and external pressures across individual product lines are being considered.

Reserving

For the three months ended March 31, 2020 we incurred estimated pre-tax catastrophe and weather-related losses, net of reinstatement premiums, of $235 million attributable to the COVID-19 pandemic. This estimate was primarily associated with property related coverages, but also included event cancellation and accident and health coverages and considered a global shelter in place order that remains in effect until July 31, 2020.

The estimate of net reserves for losses and loss expenses related to the COVID-19 pandemic was subject to significant uncertainty. This uncertainty was driven by the inherent difficulty in making assumptions around the impact of the COVID-19 pandemic due to the lack of comparable events, the ongoing nature of the event, and its far-reaching impacts to world-wide economies and the health of the global population. While we believe the estimate of net reserves for losses and loss expenses is adequate for losses and loss adjustment expenses that have been incurred at March 31, 2020 based on current facts and circumstances, we will continue to monitor the appropriateness of our assumptions as new information comes to light and will adjust the estimate of net reserves for losses and loss adjustment expenses, as appropriate. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Underwriting Results - Consolidated ' for further information.

At March 31, 2020, the estimated reserves for losses and loss expenses did not include an estimate of potential losses arising from the indirect impacts of COVID-19, such as the associated financial downturn. Product lines that may be affected by such indirect impacts include professional lines and credit lines. We expect that it may take several quarters, or potentially several years, for the full impact of COVID-19 on these lines of business to fully emerge. Any such losses will be recognized in the period in which they are incurred.

Actual losses for this event may ultimately differ materially from current estimates.

Underwriting

As our industry and society continues to navigate the challenges brought on by COVID-19, we are closely monitoring cash receipts from our customers and reinsurers, giving due consideration to related directives issued by certain government agencies. At March 31, 2020, we considered the potential financial impact of COVID-19 when determining allowances for expected credit losses for insurance and reinsurance premium balances receivable and reinsurance recoverable balances on unpaid losses. Based on facts and circumstances at that time, we did not adjust allowances for expected credit losses at March 31, 2020. We will continue to monitor the appropriateness of allowances for expected credit losses as new information comes to light. Adjustments to allowances for expected credit losses in subsequent periods could be material.

Our underwriters are reassessing our risk appetite in light of the COVID-19 pandemic, in particular as it relates to exposure to communicable diseases, viruses, pathogens and other similar risks. We are taking appropriate steps to mitigate exposure to these types of risks, including increasing pricing and adding policy terms and conditions, including exclusions. During the remainder of 2020, premium volume may be adversely impacted due to the disruption to both society and the insurance and reinsurance marketplace on a global scale. Adjustments to premiums in subsequent periods could be material.

Capital and Liquidity

Following two debt issuances in 2019 that raised $725 million at favorable rates, we redeemed our Series D preferred shares of $225 million in January 2020 and we will repay unsecured senior notes of $500 million in June 2020. After June 2020, no long-term debt will mature until the end of 2027. In addition, our common share repurchase plan expired in 2017 and has not been renewed. We continue to have capital above the level required by our group regulator, the Bermuda Monetary Authority.

We have a prudently constructed fixed maturity portfolio of $12 billion, with an average credit rating of AA-, which closely matches the duration of our liabilities.

We recently identified expense savings of approximately $50 million to be realized in 2020 based on the specific impacts of the COVID-19 pandemic on our business. The expense savings include deferring non-critical hires, delaying certain projects, and a reduction in travel and entertainment costs, given remote working.

We expect cash flows generated from operations, combined with liquidity provided by our investment portfolio, will be sufficient to cover cash outflows and other contractual commitments that become due within one year after the date that the financial statements are issued. We are committed to helping individuals, businesses, and organizations rebuild in times of crisis and to deliver on our promises to our customers, partners in distribution, and our communities. We are reviewing each claim on an individual basis and where our policies provide coverage, we are already making payments to help our insureds overcome financial setbacks.

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

Underwriting-Related General and Administrative Expenses

Underwriting-related general and administrative expenses include those general and administrative expenses that are incremental and/or directly attributable to our underwriting operations. While this measure is presented in Item 1, Note 2 to the Consolidated Financial Statements 'Segment Information', it is considered a non-GAAP financial measure when presented elsewhere on a consolidated basis.

Corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As these costs are not incremental and/or directly attributable to our underwriting operations, these costs are excluded from underwriting-related general and administrative expenses, and therefore, consolidated underwriting income (loss). General and administrative expenses, the most comparable GAAP financial measure to underwriting-related general and administrative expenses, also includes corporate expenses.

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

Interest expense and financing costs primarily relate to interest payable on our debt. As these expenses are not incremental and/or directly attributable to our underwriting operations, these expenses are excluded from underwriting-related general and administrative expenses, and therefore, consolidated underwriting income (loss).

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

We believe that the presentation of underwriting-related general and administrative expenses and consolidated underwriting income (loss) provides investors with an enhanced understanding of our results of operations, by highlighting the underlying pre-tax profitability of our underwriting activities. The reconciliation of consolidated underwriting income (loss) to net income (loss), the most comparable GAAP financial measure, is presented in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.

Operating Income (Loss)

Operating income (loss) represents after-tax operational results exclusive of net investment gains (losses), foreign exchange losses (gains), reorganization expenses, and interest in income (loss) of equity method investments.

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

Foreign exchange losses (gains) in our consolidated statements of operations primarily relate to the impact of foreign exchange rate movements on net insurance-related liabilities. In addition, we recognize unrealized foreign exchange losses (gains) on our equity securities and foreign exchange losses (gains) realized on the sale of our available for sale investments and equity securities in net investment gains (losses). We also recognize unrealized foreign exchange losses (gains) on our available for sale investments in other comprehensive income (loss). These unrealized foreign exchange losses (gains) generally offset a large portion of the foreign exchange losses (gains) reported in net income (loss), thereby minimizing the impact of foreign exchange rate movements on total shareholders' equity. As a result, foreign exchange losses (gains) in our consolidated statements of operations in isolation are not a fair representation of the performance of our business.

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

Certain users of our financial statements evaluate performance exclusive of after-tax net investment gains (losses), foreign exchange losses (gains), reorganization expenses, and interest in income (loss) of equity method investments to understand the profitability of recurring sources of income.
We believe that showing net income (loss) exclusive of after-tax net investment gains (losses), foreign exchange losses (gains), reorganization expenses, and interest in income (loss) of equity method investments reflects the underlying fundamentals of our business. In addition, we believe that this presentation enables investors and other users of our financial information to analyze performance in a manner similar to how our management analyzes the underlying business performance. We also believe this measure follows industry practice and, therefore, facilitates comparison of our performance with our peer group. We believe that equity analysts and certain rating agencies that follow us, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons. The reconciliation of operating income (loss) to net income (loss), the most comparable GAAP financial measure, is presented in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.

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

Pre-Tax Total Return on Cash and Investments excluding Foreign Exchange Movement

Pre-tax total return on cash and investments excluding foreign exchange movements measures net investment income (loss), net investments gains (losses), interest in income (loss) of equity method investments, and change in unrealized gains (losses) generated by average cash and investment balances. The reconciliation of pre-tax total return on cash and investments excluding foreign exchange movements to pre-tax total return on cash and investments, the most comparable GAAP financial measure, is presented in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net Investment Income and Net Investment Gains (Losses)'. We believe this presentation enables investors and other users of our financial information to analyze the performance of our investment portfolio.

Ex-PGAAP Operating Income (Loss)

Ex-PGAAP operating income (loss) represents operating income (loss) exclusive of after-tax amortization of VOBA and intangible assets, and after-tax amortization of acquisition costs, both associated with Novae's balance sheet at October 2, 2017 (the "closing date" or "acquisition date"). The reconciliation of ex-PGAAP operating income (loss) to net income (loss) available (attributable) to common shareholders, the most comparable GAAP financial measure, is presented in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.

We also present ex-PGAAP operating income (loss) per diluted common share and annualized ex-PGAAP operating ROACE, which are derived from the ex-PGAAP operating income (loss) measure and are reconciled to the most comparable GAAP financial measures, earnings (loss) per diluted common share and annualized ROACE, respectively, in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.

We believe the presentation of ex-PGAAP operating income (loss), ex-PGAAP operating income (loss) per diluted common share and annualized ex-PGAAP operating ROACE enables investors and other users of our financial information to analyze the performance of our business.

Acquisition of Novae

On October 2, 2017, we acquired Novae. At the acquisition date, we identified value of business acquired ("VOBA") which represents the present value of the expected underwriting profit within policies that were in-force at the closing date of the transaction. In addition, the allocation of the acquisition price to the assets acquired and liabilities assumed based on estimated fair values at the acquisition date, resulted in the write-off of the deferred acquisition cost asset on Novae's balance sheet at the acquisition date as the value of policies in-force on that date are considered within VOBA. Consequently, underwriting income (loss) in the three months ended March 31, 2020 and 2019 included the recognition of premiums attributable to Novae's balance sheet at the acquisition date without the recognition of the associated acquisition costs.

Results of Operations

	Three months ended March 31,
	2020		% Change	2019

Underwriting revenues:
Net premiums earned	$1,088,625		(4%)	$1,134,212
Other insurance related income (loss)	(8,707)		nm	6,929
Underwriting expenses:
Net losses and loss expenses	(908,073)		37%	(664,028)
Acquisition costs	(238,650)		(8%)	(260,418)
Underwriting-related general and administrative expenses(1)	(129,962)		(6%)	(138,873)
Underwriting income (loss)	$(196,767)			$77,822

Net investment income	93,101		(13%)	107,303
Net investment gains (losses)	(62,877)		nm	12,767
Corporate expenses(1)	(27,098)		(25%)	(36,218)
Other (expenses) revenues, net	38,211		nm	(22,951)
Reorganization expenses	982		nm	(14,820)
Amortization of value of business acquired	(1,799)		nm	(13,104)
Amortization of intangible assets	(2,870)	—	(4%)	(3,003)
Income (loss) before income taxes and interest in income (loss) of equity method investments	(159,117)			107,796
Income tax (expense) benefit	4,867		nm	(1,234)
Interest in income (loss) of equity method investments	(23,577)		nm	2,219
Net income (loss)	$(177,827)			$108,781
Preferred share dividends	(7,563)		(29%)	(10,656)
Net income (loss) available (attributable) to common shareholders	$(185,390)		nm	$98,125

Net investment (gains) losses(2)	$62,877		nm	$(12,767)
Foreign exchange losses (gains)(3)	(61,683)		nm	7,056
Reorganization expenses(4)	(982)		nm	14,820
Interest in (income) loss of equity method investments(5)	23,577		nm	(2,219)
Income tax expense	(2,811)		nm	(405)
Operating income (loss)(6)	$(164,412)		nm	$104,610

nm – not meaningful
(1)Underwriting-related general and administrative expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most comparable GAAP financial measure, also included corporate expenses of $27,098 and $36,218 for the three months ended March 31, 2020 and 2019, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for additional information on corporate expenses. Refer also to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures' for additional information.
(2)Tax cost (benefit) of ($5,677) and $2,835 for the three months ended March 31, 2020 and 2019, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.
(3)Tax cost (benefit) of $2,527 and ($582) for the three months ended March 31, 2020 and 2019, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.
(4)Tax cost (benefit) of $339 and ($2,658) for the three months ended March 31, 2020 and 2019, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.
(5)Tax cost (benefit) of $nil for the three months ended March 31, 2020 and 2019, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.
(6)Operating income (loss) is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to net income (loss), the most comparable GAAP financial measure is provided in the table above, and a discussion of the rationale for its presentation is included in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures'.

Non-GAAP Financial Measures

We also present operating income (loss) per diluted common share and annualized operating return on average common equity ("operating ROACE"), which are derived from the operating income (loss) measure and can be reconciled to the most comparable GAAP financial measures as follows:

	Three months ended March 31,
	2020	2019

Net income (loss) available (attributable) to common shareholders	$(185,390)	$98,125
Operating income (loss)	$(164,412)	104,610
Weighted average diluted common shares outstanding(1)	84,094	84,272

Earnings (loss) per diluted common share	$(2.20)	$1.16
Operating income (loss) per diluted common share(2)	$(1.94)	$1.24

Average common shareholders’ equity	$4,529,293	$4,390,114

Annualized return on average common equity(3)	nm	8.9%
Annualized operating return on average common equity(4)	nm	9.5%

nm – not meaningful
(1)Refer to Item 1, Note 7 to our Consolidated Financial Statements 'Earnings per Common Share' for further details.
(2)Operating income (loss) per diluted common share is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to earnings (loss) per diluted common share, the most comparable GAAP financial measure is provided in the table above, and a discussion of the rationale for its presentation is included in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures'. Operating loss per diluted common share for the three months ended March 31, 2020, was calculated using weighted average common shares outstanding due to the operating loss recognized in the period.
(3)Annualized return on average common equity ("ROACE") is calculated by dividing annualized net income (loss) available (attributable) to common shareholders for the period by the average common shareholders' equity determined using the common shareholders' equity balances at the beginning and end of the period.
(4)Annualized operating ROACE, a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K, is calculated by dividing annualized operating income (loss) for the period by the average common shareholders' equity balances determined using the common shareholders' equity balances at the beginning and end of the period. The reconciliation to ROACE, the most comparable GAAP financial measure is provided in the table above, and a discussion of the rationale for its presentation is included in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures'.

Ex-PGAAP Operating Income

In addition, we present ex-PGAAP operating income (loss), ex-PGAAP operating income (loss) per diluted common share and ex-PGAAP operating ROACE, which are derived from the operating income (loss) measure and can be reconciled to the most comparable GAAP financial measures as follows:

	Three months ended March 31,
	2020	2019

Net income (loss) available (attributable) to common shareholders	$(185,390)	$98,125
Net investment (gains) losses	62,877	(12,767)
Foreign exchange losses (gains)	(61,683)	7,056
Reorganization expenses	(982)	14,820
Interest in (income) loss of equity method investments	23,577	(2,219)
Income tax benefit	(2,811)	(405)
Operating income (loss)	$(164,412)	$104,610
Amortization of VOBA and intangible assets(2)	4,697	16,002
Amortization of acquisition costs(3)	(478)	(6,267)
Income tax benefit	(801)	(1,849)
Ex-PGAAP operating income (loss)(1)	$(160,994)	$112,496

Earnings (loss) per diluted common share	$(2.20)	$1.16
Net investment (gains) losses	0.75	(0.15)
Foreign exchange losses (gains)	(0.73)	0.08
Reorganization expenses	(0.01)	0.18
Interest in (income) loss of equity method investments	0.28	(0.03)
Income tax benefit	(0.03)	—
Operating income (loss) per diluted common share	$(1.94)	$1.24
Amortization of VOBA and intangible assets(2)	0.06	0.19
Amortization of acquisition cost(3)	(0.01)	(0.07)
Income tax benefit	(0.01)	(0.02)
Ex-PGAAP operating income (loss) per diluted common share(1)	$(1.90)	$1.33

Weighted average diluted common shares outstanding	84,094	84,272

Average common shareholders' equity	$4,529,293	$4,390,114

Annualized return on average common equity	nm	8.9%
Annualized operating return on average common equity	nm	9.5%
Annualized ex-PGAAP operating return on average common equity(1)	nm	10.2%

nm – not meaningful
(1)Ex-PGAAP operating income (loss), ex-PGAAP operating income (loss) per diluted common share and annualized ex-PGAAP operating ROACE are non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to the most comparable GAAP financial measures, net income (loss) available (attributable) to common shareholders, earnings (loss) per diluted common share, and annualized ROACE, respectively, are provided in the table above, and a discussion of the rationale for the presentation of these items is included in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures'. Annualized ex-PGAAP operating (loss) per diluted common share for the three months ended March 31, 2020, was calculated using weighted average common shares outstanding due to the ex-PGAAP operating loss recognized in the period.
(2)Tax (benefit) of $(892) and $(3,040) for the three months ended March 31, 2020 and 2019, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.
(3)Tax cost of $91 and $1,191 for the three months ended March 31, 2020 and 2019, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.

Underwriting Results

Consolidated underwriting income(1) is a pre-tax measure of underwriting profitability that takes into account net premiums earned and other insurance related income (loss) as revenues and net losses and loss expenses, acquisition costs and underwriting-related general and administrative expenses as expenses.

Total underwriting loss for the three months ended March 31, 2020 was $197 million, compared to underwriting income of $78 million for the three months ended March 31, 2019. The underwriting loss in the quarter was driven by an increase in catastrophe and weather-related losses and a decrease in net premiums earned together with the other insurance related loss, partially offset by a decrease in the current accident year loss ratio excluding catastrophe and weather-related losses, a decrease in the acquisition cost ratio, and a decrease in the general and administrative expense ratio.

The reinsurance segment underwriting loss was $74 million for the three months ended March 31, 2020, compared to underwriting income of $57 million for the three months ended March 31, 2019. The underwriting loss in the quarter was primarily driven by an increase in catastrophe and weather-related losses and a decrease in net premiums earned, together with the other insurance related loss, partially offset by a decrease in the current accident year loss ratio excluding catastrophe and weather-related losses and a decrease in the acquisition cost ratio.

The insurance segment underwriting loss was $123 million for the three months ended March 31, 2020, compared to the underwriting income of $21 million for the three months ended March 31, 2019. The underwriting loss in the quarter was primarily driven by an increase in catastrophe and weather-related losses, partially offset by a decrease in the current accident year loss ratio excluding catastrophe and weather-related losses, a decrease in the acquisition cost ratio, and a decrease in the general and administrative expense ratio.

Net Investment Income

Net investment income was $93 million for the three months ended March 31, 2020, compared to $107 million for the three months ended March 31, 2019, a decrease of $14 million, primarily attributable to a decrease in income from other investments due to lower returns from hedge funds reflecting lower returns from credit markets, together with a decrease in income from fixed maturities due to the decrease in yields.

Net Investment Gains (Losses)

Net investment losses were $63 million for the three months ended March 31, 2020, compared to net investment gains of $13 million for the three months ended March 31, 2019.

Net investment losses for the three months ended March 31, 2020 were primarily due to net unrealized losses on equity securities of $61 million, together with the allowance for expected credit losses of $20 million due to the adoption of ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments," effective January 1, 2020, partially offset by net realized gains on sales of U.S. government bonds and agency RMBS.

Net investment gains for the three months ended March 31, 2019 were primarily due to net unrealized gains on equity securities of $27 million, partially offset by net realized losses on the sale of corporate debt securities.

(1) Consolidated underwriting income (loss) is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to net income (loss), the most comparable GAAP financial measure, is provided in 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operation'.

Other Expenses (Revenues), Net

Corporate expenses were $27 million for the three months ended March 31, 2020, compared to $36 million for the three months ended March 31, 2019. The decrease was primarily related to decreases in performance-related compensation costs, information technology costs, and travel and entertainment expenses.

Foreign exchange gains were $62 million for the three months ended March 31, 2020, compared to foreign exchange losses of $7 million for the three months ended March 31, 2019. Foreign exchange gains for the three months ended March 31, 2020, were mainly driven by the impact of the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling and euro.

Foreign exchange losses for the three months ended March 31, 2019, were mainly driven by the impact of the weakening of the
U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling, partially offset by the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in euro.

Interest expenses and financing costs of $23 million for the three months ended March 31, 2020, compared to $16 million for the three months ended March 31, 2019. The increase was mainly due to the issuance of 3.900% senior unsecured notes ("3.900% Senior Notes") on June 19, 2019, and the issuance of 4.900% fixed-rate reset junior subordinated notes ("Junior Subordinated Notes") on December 10, 2019, partially offset by the repayment of the 2.65% senior unsecured notes ("2.65% Senior Notes") on April 1, 2019.

The financial results for the three months ended March 31, 2020 resulted in a tax benefit of $5 million, compared to the tax expense of $1 million for the three months ended March 31, 2019.

The tax benefit of $5 million for the three months ended March 31, 2020, was principally due to the generation of pre-tax losses in our U.K. and European operations, partially offset by pre-tax income in our U.S. operations.

The tax expense of $1 million for the three months ended March 31, 2019 was principally due to the generation of pre-tax income in our U.S. operations, largely offset by pre-tax losses in our U.K. operations.

Reorganization Expenses

Reorganization expenses were $(1) million for the three months ended March 31, 2020, compared to $15 million for the three months ended March 31, 2019, related to the transformation program which launched in 2017. This program encompasses the integration of Novae, which commenced in the fourth quarter of 2017, the realignment of our accident and health business, together with other initiatives designed to increase efficiency and enhance profitability, while delivering a customer-centric operating model. These expenses were not included in operating income.

Amortization of Value of Business Acquired ("VOBA")

Amortization of VOBA was $2 million for the three months ended March 31, 2020, compared to $13 million, for the three months ended March 31, 2019.

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

Interest in loss of equity method investments was $24 million for the three months ended March 31, 2020, compared to interest in income of $2 million for the three months ended March 31, 2019, relating to our share of losses and income in a company where we have a significant influence over the operating and financial policies. The loss for the three months ended March 31, 2020 was attributable to negative investment returns realized by an investee due to the significant decline in equity and credit markets.

Financial Measures

We believe the following financial indicators are important in evaluating performance and measuring the overall growth in value generated for common shareholders:

	Three months ended March 31,
	2020	2019

Annualized return on average common equity	nm	8.9%
Annualized operating return on average common equity	nm	9.5%
Annualized ex-PGAAP operating return on average common equity	nm	10.2%
Book value per diluted common share(1)	$49.78	$52.84
Cash dividends declared per common share	$0.41	$0.40
Increase (decrease) in book value per diluted common share adjusted for dividends	$(5.60)	$3.31

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
The decrease in ROACE for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was primarily driven by the underwriting loss, net investment losses and interest in loss of equity method investments, partially offset by the foreign exchange gains. In addition, ROACE was impacted by an increase in average common shareholders' equity.
Operating ROACE excludes the impact of net investment gains (losses), foreign exchange losses (gains), reorganization expenses, and interest in income (loss) of equity method investments.
The decrease in operating ROACE for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was primarily driven by the underwriting loss and a decrease in investment income, partially offset by a decrease in the amortization of VOBA associated with the acquisition of Novae. In addition, operating ROACE was impacted by an increase in average common shareholders' equity.
Ex-PGAAP operating ROACE excludes the impact of after-tax amortization of VOBA and intangible assets, and after-tax amortization of acquisition costs, both associated with Novae's balance sheet at October 2, 2017.

Book Value per Diluted Common Share
We consider book value per diluted common share to be an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis will ultimately translate into appreciation of our stock price.
Book value per diluted common share decreased to $49.78 at March 31, 2020, from $52.84 at March 31, 2019, a decrease of 6%, due to net unrealized losses reported in other comprehensive income and common share dividends declared.
Cash Dividends Declared per Common Share
We believe in returning excess capital to our shareholders by way of dividends and share repurchases. Accordingly, our dividend policy is an integral part of the value we create for our shareholders. Our cumulative strong earnings have permitted our Board of Directors to approve sixteen successive annual increases in quarterly common share dividends.
Book Value per Diluted Common Share Adjusted for Dividends
Book value per diluted common share adjusted for dividends decreased by $5.60, or 10% for the three months ended March 31, 2020.
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
During the three months ended March 31, 2020, the reduction in total value was driven by the net loss generated in the period and unrealized investment losses reported in accumulated other comprehensive income.
During the three months ended March 31, 2019, total value created was primarily driven by the net income generated in the period and unrealized gains reported in accumulated other comprehensive income.

UNDERWRITING RESULTS – CONSOLIDATED

Underwriting income (loss) is a pre-tax measure of underwriting profitability that takes into account net premiums earned and other insurance related income (loss) as revenues and net losses and loss expenses, acquisition costs and underwriting-related general and administrative expenses as expenses. Underwriting results were as follows:

	Three months ended March 31,
	2020	% Change	2019

Revenues:
Gross premiums written	$2,431,158	(6%)	$2,583,226
Net premiums written	1,679,044	(6%)	1,777,059
Net premiums earned	1,088,625	(4%)	1,134,212
Other insurance related income (loss)	(8,707)	nm	6,929

Expenses:
Current accident year net losses and loss expenses	(914,186)		(678,700)
Prior year reserve development	6,113		14,672
Acquisition costs	(238,650)		(260,418)
Underwriting-related general and administrative expenses(1)	(129,962)		(138,873)
Underwriting income (loss)(2)	$(196,767)	nm	$77,822

General and administrative expenses(1)	$157,060		$175,091

Income (loss) before income taxes and interest in income (loss) of equity method investments(2)	$(159,117)		$107,796

nm – not meaningful
(1)       Underwriting-related general and administrative expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most comparable GAAP financial measure, is provided in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.
(2)      Consolidated underwriting income (loss) is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to net income (loss), the most comparable GAAP financial measure, is provided in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Results of Operations'.

Underwriting Revenues

Gross and net premiums written by segment were as follows:

	Gross premiums written
	Three months ended March 31,
	2020	% Change	2019

Insurance	$940,715	11%	$851,096
Reinsurance	1,490,443	(14%)	1,732,130
Total	$2,431,158	(6%)	$2,583,226

% ceded
Insurance	38%	0 pts	38%
Reinsurance	26%	(2) pts	28%
Total	31%	0 pts	31%

	Net premiums written
	Three months ended March 31,
	2020	% Change	2019

Insurance	$581,650	10%	$529,239
Reinsurance	1,097,394	(12%)	1,247,820
Total	$1,679,044	(6%)	$1,777,059

Gross Premiums Written:

Gross premiums written for the three months ended March 31, 2020 decreased by $152 million or 6%, compared to the three months ended March 31, 2019, due to a decrease in the reinsurance segment, partially offset by an increase in the insurance segment.

The decrease in the reinsurance segment's gross premiums written of $242 million or 14%, was primarily attributable to agriculture, catastrophe, credit and surety, and property lines, partially offset by increases in liability, accident and health, and professional lines.

The increase in the insurance segment's gross premiums written of $90 million or 11%, was primarily attributable to professional lines, liability, property, and marine lines.

Ceded Premiums Written:

Ceded premiums written for the three months ended March 31, 2020 were $752 million or 31% of gross premiums written, compared to ceded premiums of $806 million or 31% of gross premiums written for the three months ended March 31, 2019. The decrease in ceded premiums written was due to the reinsurance segment, partially offset by an increase in the insurance segment.

The decrease in the reinsurance segment ceded premiums written of $91 million or 19%, was attributable to catastrophe, credit and surety, and accident and health lines, partially offset by increases in motor, liability, professional lines and property lines.

The increase in the insurance segment ceded premiums written of $37 million or 11%, was primarily attributable to liability, marine, and property lines.

Net Premiums Earned:

Net premiums earned by segment were as follows:

	Three months ended March 31,
	2020		2019		% Change

Insurance	$562,064	52%	$556,762	49%	1%
Reinsurance	526,561	48%	577,450	51%	(9%)
Total	$1,088,625	100%	$1,134,212	100%	(4%)

Net premiums earned for the three months ended March 31, 2020 decreased by $46 million or 4% ($27 million or 2% on a constant currency basis(1)), compared to the three months ended March 31, 2019. The decrease in net premiums earned was due to the reinsurance segment.

The decrease in the reinsurance segment's net premium earned of $51 million or 9% ($39 million or 7% on a constant currency basis), was primarily attributable to motor, agriculture, and property lines, partially offset by increases in accident and health, and liability lines.

Other Insurance Related Income (Loss):

Other insurance related loss was $9 million for the three months ended March 31, 2020, compared to other insurance related income of $7 million for the three months ended March 31, 2019. The other insurance related loss for the three months ended March 31, 2020 was primarily due to the recognition of a full limit loss of $10 million associated with the WHO pandemic risk-linked swap.

Underwriting Expenses

The components of the combined ratio were as follows:

	Three months ended March 31,
	2020	% Point Change	2019

Current accident year loss ratio excluding catastrophe and weather-related losses	57.1%	(1.8)	58.9%
Catastrophe and weather-related losses ratio	26.9%	26.0	0.9%
Current accident year loss ratio	84.0%	24.2	59.8%
Prior year reserve development ratio	(0.6%)	0.7	(1.3%)
Net losses and loss expenses ratio	83.4%	24.9	58.5%
Acquisition cost ratio	21.9%	(1.1)	23.0%
General and administrative expense ratio(2)	14.5%	(0.9)	15.4%
Combined ratio	119.8%	22.9	96.9%

(1) Amounts presented on a constant currency basis are non-GAAP financial measures as defined in Item10 (e) of SEC Regulation S-K. The constant currency basis is calculated by applying the average foreign exchange rate from the current year to the prior year balance.
(2) The general and administrative expense ratio included corporate expenses not allocated to underwriting segments of 2.5% and 3.2% for the three months ended March 31, 2020 and 2019, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for further details.

Current Accident Year Loss Ratio:

The current accident year loss ratio increased to 84.0% for the three months ended March 31, 2020, from 59.8% for the three months ended March 31, 2019.

The increase in the current accident year loss ratio was impacted by a higher level of catastrophe and weather-related losses. During the three months ended March 31, 2020, we incurred pre-tax catastrophe and weather-related losses, net of reinstatement premiums, of $300 million or 26.9 points, including $235 million attributable to the COVID-19 pandemic. These losses were primarily associated with property related coverages, but also included event cancellation, and accident and health coverages and considered a global shelter in place order that remains in effect until July 31, 2020. The remaining losses of $65 million were attributable to other weather-related events including regional weather events in the U.S., floods in the U.K. and wildfires in Australia. Comparatively, during the three months ended March 31, 2019, we incurred pre-tax catastrophe and weather-related losses, of $11 million or 0.9 points.

After adjusting for the impact of catastrophe and weather-related losses, the current accident year loss ratio decreased to 57.1% for the three months ended March 31, 2019, from 58.9% for the three months ended March 31, 2019. The decrease in the current accident year loss ratio after adjusting for the impact of catastrophe and weather-related losses was principally due to a decrease in loss experience in marine and aviation lines in the insurance segment, the impact of improved pricing over loss trends and changes in business mix.

Estimates of Significant Catastrophe Events:

At March 31, 2020, net reserves for losses and loss expenses included estimated amounts for numerous catastrophe events. The magnitude and complexity of losses arising from certain of these events inherently increase the level of uncertainty, and therefore, increase the level of management judgment involved in arriving at estimated net reserves for losses and loss expenses. These events include the COVID-19 pandemic which occurred in 2020, Japanese Typhoons Hagibis, Faxai and Tapah, Hurricane Dorian, and the Australia Wildfires which occurred in 2019, Hurricanes Michael and Florence, California Wildfires, and Typhoon Jebi which occurred in 2018, and Hurricanes Harvey, Irma and Maria, and the California Wildfires which occurred in 2017. Actual losses for these events may ultimately differ materially from current estimates.

The estimate of net reserves for losses and loss expenses related to the COVID-19 pandemic represented management's best estimate of losses and loss adjustment expenses that have been incurred at March 31, 2020 assuming a shelter in place order through July 31, 2020, where relevant. The determination of net reserves for losses and loss expenses for the insurance segment was based on a ground-up assessment of coverage from individual contracts, including a review of contracts with potential exposure to the COVID-19 pandemic. The determination of the net reserves for losses and loss expenses for the reinsurance segment was largely based on a range of industry insured loss estimates and market share analyses, supplemented by a review of in-force treaties that may provide coverage and catastrophe modeling analyses, where appropriate. In addition, we considered preliminary information received from clients, brokers and loss adjusters.
The estimate of net reserves for losses and loss expenses related to the COVID-19 pandemic was subject to significant uncertainty. This uncertainty was driven by the inherent difficulty in making assumptions around the impact of the COVID-19 pandemic due to the lack of comparable events, the ongoing nature of the event, and its far-reaching impacts to world-wide economies and the health of the population. These assumptions include:

•the nature and the duration of the pandemic;
•the effects on human health, the economy and our customers;
•the response of government bodies;
•the coverage provided under our contracts;
•the coverage provided by our ceded reinsurance; and
•the evaluation of the loss and impact of loss mitigation actions.

While we believe the estimate of net reserves for losses and loss expenses is adequate for losses and loss adjustment expenses that have been incurred at March 31, 2020 based on current facts and circumstances, we will continue to monitor the appropriateness of our assumptions as new information comes to light and will adjust the estimate of net reserves for losses and loss adjustment expenses, as appropriate. Actual losses for these events may ultimately differ materially from current estimates.

The estimate of net reserves for losses and loss expenses related to catastrophe events other than COVID-19 were derived from ground-up assessments of our in-force contracts and treaties providing coverage in the affected regions. These assessments take into account the latest information available from clients, brokers and loss adjusters. In addition, we consider industry insured loss estimates, market share analyses and catastrophe modeling analyses, when appropriate. Estimates are subject to change as additional loss data becomes available. Actual losses for these events may ultimately differ materially from current estimates.

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

Prior Year Reserve Development:

Net favorable prior year reserve development arises from changes to estimates of losses and loss expenses related to loss events that occurred in previous calendar years. Net prior year reserve development by segment was as follows:

	Three months ended March 31,
	2020	2019

Insurance	$3,832	$6,913
Reinsurance	2,281	7,759
Total	$6,113	$14,672

Overview

Short-tail business

Short-tail business includes the underlying exposures in the property and other, marine and aviation reserve classes in the insurance segment, and the underlying exposures in the property and other reserve class in the reinsurance segment.

These reserve classes contributed net favorable prior year reserve development of $10 million for the three months ended March 31, 2020, including net favorable prior year reserve development of $12 million contributed by the insurance property and other reserve class, partially offset by net adverse prior year reserve development of $4 million recognized by the reinsurance property and other reserve class.

These reserve classes contributed net adverse prior year reserve development of $33 million for the three months ended March 31, 2019, including net adverse prior year reserve development of $22 million recognized by the insurance property and other reserve class and net adverse prior year reserve development of $29 million recognized by the reinsurance property and other reserve class, partially offset by net favorable prior year development of $16 million contributed by the insurance marine reserve class.

Medium-tail business

Medium-tail business consists primarily of insurance and reinsurance professional lines reserve classes, insurance credit and political risk reserve class and reinsurance credit and surety reserve class.

Insurance professional lines reserve class recorded net adverse prior year reserve development of $5 million for the three months ended March 31, 2020, reflecting reserve strengthening associated with recent accidents years.

Insurance professional lines reserve class recorded net favorable prior year reserve development of $6 million for the three months ended March 31, 2019, reflecting generally favorable experience on older accident years as we continued to transition to more experienced based methods.

Reinsurance professional lines reserve class recorded net favorable prior year reserve development of $5 million for the three months ended March 31, 2020, reflecting generally favorable experience on older accident years as we continued to transition to more experience based actuarial methods.

Reinsurance credit and surety reserve class recorded net favorable prior year reserve development of $5 million and $10 million for the three months ended March 31, 2020 and 2019, respectively, reflecting generally better than expected loss emergence.

Long-tail business

Long-tail business consists primarily of insurance and reinsurance liability reserve classes and reinsurance motor reserve class.

Reinsurance liability reserve class recognized net adverse prior year reserve development of $17 million for the three months ended March 31, 2020, due to reserve strengthening within the European and U.S. books of business.

Reinsurance liability reserve class recognized net favorable prior year reserve development of $12 million for the three months ended March 31, 2019, due to increased weight given by management to experience based indications on older accident years.

Reinsurance motor reserve class recognized net favorable prior year reserve development of $13 million and $12 million for the three months ended March 31, 2020 and 2019, respectively, primarily attributable to non-proportional treaty business on older accident years.

We caution that conditions and trends that impacted the development of reserve for losses and loss expenses in the past may not recur in the future.

The following tables map our lines of business to reserve classes and the expected claim tails:

Insurance segment
Reserve class and tail

	Property and other	Marine	Aviation	Credit and political risk	Professional lines	Liability

	Short	Short	Short/Medium	Medium	Medium	Long

Reported lines of business
Property	X
Marine		X
Terrorism	X
Aviation			X
Credit and political risk				X
Professional lines					X
Liability						X
Accident and health	X
Discontinued lines - Novae	X				X	X

Reinsurance segment
Reserve class and tail

	Property and other	Credit and surety	Professional lines	Motor	Liability

	Short	Medium	Medium	Long	Long

Reported lines of business
Catastrophe	X
Property	X
Credit and surety		X
Professional lines			X
Motor				X
Liability					X
Engineering	X
Agriculture	X
Marine and other	X
Accident and health	X
Discontinued lines - Novae	X			X	X

The following sections provide further details on prior year reserve development by segment, reserve class and accident year.

Insurance Segment:

	Three months ended March 31,
	2020	2019

Property and other	$12,491	$(21,720)
Marine	(2,202)	16,478
Aviation	3,991	1,188
Credit and political risk	(916)	2,501
Professional lines	(5,087)	5,965
Liability	(4,445)	2,501
Total	$3,832	$6,913

For the three months ended March 31, 2020, we recognized $4 million of net favorable prior year reserve development, the principal components of which were:

•$12 million of net favorable prior year reserve development on property and other business primarily due to overall better than expected loss emergence attributable to the 2017 and 2018 catastrophe events.

•$5 million of net adverse prior year reserve development on professional lines business primarily due to reserve strengthening related to the 2016 and 2017 accident years.

For the three months ended March 31, 2019, we recognized $7 million of net favorable prior year reserve development, the principal components of which were:

•$16 million of net favorable prior year reserve development on marine business primarily due to better than expected loss emergence on more recent accident years.

•$6 million of net favorable prior year reserve development on professional lines business due to better than expected loss emergence particularly related to the 2011 and 2014 accident years.

•$22 million of net adverse prior year reserve development on property and other business primarily due to reserve strengthening within the international book of business mainly related to accident year 2018.

Reinsurance Segment:

	Three months ended March 31,
	2020	2019

Property and other	$(3,905)	$(28,851)
Credit and surety	4,854	10,363
Professional lines	5,162	1,479
Motor	13,085	12,305
Liability	(16,915)	12,463
Total	$2,281	$7,759

For the three months ended March 31, 2020, we recognized $2 million of net favorable prior year reserve development, the principal components of which were:

•$13 million of net favorable prior year reserve development on motor business primarily due to non-proportional treaty business related to the 2014 and prior accident years.

•$5 million of net favorable prior year reserve development on professional lines business reflecting generally favorable experience on older accident years as we continued to transition to more experience based actuarial methods.

•$5 million of net favorable prior year reserve development on credit and surety business primarily due to generally better than expected loss emergence related to the 2016 accident year.

•$17 million of net adverse prior year development on liability business primarily due to reserve strengthening within the European proportional and non-proportional books of business and the U.S. proportional book of business related to the 2016 and 2017 accident years.

For the three months ended March 31, 2019, we recognized $8 million of net favorable prior year reserve development, the principal components of which were:

•$12 million of net favorable prior year reserve development on liability business primarily due to increased weight given by management to experience based indications on older accident years.

•$12 million of net favorable prior year reserve development on motor business primarily due to non-proportional treaty business related to older accident years.

•$10 million of net favorable prior year reserve development on credit and surety business primarily due to generally better than expected loss emergence primarily related to the 2015 and 2016 accident years.

•$29 million of net favorable prior year reserve development on property and other business primarily due to an increase in loss estimates attributable Typhoons Jebi and Trami consistent with updated industry insured loss estimates.

Acquisition Cost Ratio:

The decrease in the acquisition cost ratio to 21.9% for the three months ended March 31, 2020, from 23.0% for the three months ended March 31, 2019, was related to both segments.

General and Administrative Expense Ratio:

The decrease in the general and administrative expense ratio to 14.5% for the three months ended March 31, 2020, from 15.4% for the three months ended March 31, 2019, was mainly driven by decreases in performance-related compensation costs, information technology costs and travel and entertainment expenses.

RESULTS BY SEGMENT

Insurance Segment

Results for the insurance segment were as follows:

	Three months ended March 31,
	2020	% Change	2019

Revenues:
Gross premiums written	$940,715	11%	$851,096
Net premiums written	581,650	10%	529,239
Net premiums earned	562,064	1%	556,762
Other insurance related income	647	nm	1,742

Expenses:
Current accident year net losses and loss expenses	(475,644)		(320,689)
Prior year reserve development	3,832		6,913
Acquisition costs	(112,751)		(117,775)
General and administrative expenses	(100,778)		(106,034)

Underwriting income (loss)	$(122,630)	nm	$20,919

Ratios:		% Point Change
Current accident year loss ratio excluding catastrophe and weather-related losses	54.2%	(2.0)	56.2%
Catastrophe and weather-related losses ratio	30.4%	29.0	1.4%
Current accident year loss ratio	84.6%	27.0	57.6%
Prior year reserve development ratio	(0.7%)	0.5	(1.2%)
Net losses and loss expenses ratio	83.9%	27.5	56.4%
Acquisition cost ratio	20.1%	(1.1)	21.2%
General and administrative expense ratio	17.9%	(1.1)	19.0%
Combined ratio	121.9%	25.3	96.6%

nm – not meaningful

Gross Premiums Written:

Gross premiums written by line of business were as follows:

	Three months ended March 31,
	2020		2019		% Change

Property	$223,603	24%	$200,502	23%	12%
Marine	156,296	17%	146,979	17%	6%
Terrorism	16,520	2%	14,362	2%	15%
Aviation	17,230	2%	17,670	2%	(2%)
Credit and political risk	47,675	5%	45,907	5%	4%
Professional lines	258,391	27%	227,308	27%	14%
Liability	170,878	18%	142,642	17%	20%
Accident and health	51,062	5%	51,048	6%	—%
Discontinued lines - Novae	(940)	—%	4,678	1%	nm
Total	$940,715	100%	$851,096	100%	11%

nm – not meaningful

Gross premiums written for the three months ended March 31, 2020 increased by $90 million or 11%, compared to the three months ended March 31, 2019. The increase was primarily attributable to professional lines, liability, property, and marine lines, driven by new business and favorable rate changes.

Ceded Premiums Written:

Ceded premiums written for the three months ended March 31, 2020 were $359 million or 38% of gross premiums written, compared to $322 million or 38% of gross premiums written for the three months ended March 31, 2019. The increase in ceded premiums written of $37 million or 11% was primarily driven by increases in liability and marine lines.

Net Premiums Earned:

Net premiums earned by line of business were as follows:

	Three months ended March 31,
	2020		2019		% Change

Property	$150,282	26%	$171,133	32%	(12%)
Marine	67,944	12%	73,815	13%	(8%)
Terrorism	12,363	2%	11,162	2%	11%
Aviation	14,776	3%	12,871	2%	15%
Credit and political risk	26,086	5%	22,805	4%	14%
Professional lines	179,071	32%	157,125	28%	14%
Liability	78,568	14%	62,208	11%	26%
Accident and health	33,561	6%	40,424	7%	(17%)
Discontinued lines - Novae	(587)	—%	5,219	1%	nm
Total	$562,064	100%	$556,762	100%	1%

nm – not meaningful

Net premiums earned for the three months ended March 31, 2020 increased by $5 million or 1% ($11 million or 2% on a constant currency basis), compared to the three months ended March 31, 2019. The increase was primarily driven by increases in gross premiums earned in liability and professional lines, together with a decrease in ceded premiums earned in property lines, partially offset by a decrease in gross premiums earned in property lines, and an increase in ceded premiums earned in liability lines.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended March 31,
	2020	% Point Change	2019

Current accident year	84.6%	27.0	57.6%
Prior year reserve development	(0.7%)	0.5	(1.2%)
Loss ratio	83.9%	27.5	56.4%

Current Accident Year Loss Ratio:

The current accident year loss ratio increased to 84.6% for the three months ended March 31, 2020, from 57.6% for the three months ended March 31, 2019.

During the three months ended March 31, 2020, we incurred pre-tax catastrophe and weather-related losses, net of reinstatement premiums, of $178 million or 30.4 points, including $135 million attributable to the COVID-19 pandemic. These losses were primarily associated with property related coverages, but also included event cancellation coverages and considered a global shelter in place order that remains in effect until July 31, 2020. The remaining losses of $43 million were primarily attributable to other weather-related events including regional weather events in the U.S. and floods in the U.K. Comparatively, during the three months ended March 31, 2019, we incurred pre-tax catastrophe and weather-related losses of $8 million or 1.4 points.

After adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio decreased to 54.2% for the three months ended March 31, 2020, from 56.2% for the three months ended March 31, 2019. The decrease in the current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses was principally due to a decrease in loss experience in marine and aviation lines together with the impact of improved pricing over loss trends, partially offset by changes in business mix.

Refer to the ‘Prior Year Reserve Development’ section for further details.

Acquisition Cost Ratio:

The acquisition cost ratio decreased to 20.1% for the three months ended March 31, 2020, from 21.2% for the three months ended March 31, 2019, associated with the acquisition of Novae and changes in business mix. At the acquisition date, the allocation of the acquisition price to the assets acquired and liabilities assumed based on estimated fair values at that date, resulted in the write-off of the deferred acquisition cost asset on Novae's balance sheet as the value of policies in-force on that date are considered within VOBA. Consequently, the absence of $0.5 million and $6 million of acquisition expense related to premiums earned in the three months ended March 31, 2020 and 2019, respectively, benefited the acquisition cost ratio by 0.1 points and 1.1 points, respectively. Adjusting the acquisition cost ratio for these amounts, the acquisition cost ratio decreased by 2.2 point compared to the same period in 2019 principally related to changes in business mix.

General and Administrative Expense Ratio:

The general and administrative expense ratio decreased to 17.9% for the three months ended March 31, 2020, from 19.0% for the three months ended March 31, 2019, mainly driven by decreases in professional services fees, and travel and entertainment expenses, together with an increase in net premiums earned.

Reinsurance Segment

Results from the reinsurance segment were as follows:

	Three months ended March 31,
	2020	% Change	2019

Revenues:
Gross premiums written	$1,490,443	(14%)	$1,732,130
Net premiums written	1,097,394	(12%)	1,247,820
Net premiums earned	526,561	(9%)	577,450
Other insurance related income (loss)	(9,354)	nm	5,187

Expenses:
Current year net losses and loss expenses	(438,542)		(358,011)
Prior year reserve development	2,281		7,759
Acquisition costs	(125,899)		(142,643)
General and administrative expenses	(29,184)		(32,839)

Underwriting (loss) income	$(74,137)	nm	$56,903
Ratios:		% Point Change
Current accident year loss ratio excluding catastrophe and weather-related losses	60.2%	(1.3)	61.5%
Catastrophe and weather-related losses ratio	23.1%	22.6	0.5%
Current accident year loss ratio	83.3%	21.3	62.0%
Prior year reserve development ratio	(0.4%)	0.9	(1.3%)
Net losses and loss expenses ratio	82.9%	22.2	60.7%
Acquisition cost ratio	23.9%	(0.8)	24.7%
General and administrative expense ratio	5.5%	(0.1)	5.6%
Combined ratio	112.3%	21.3	91.0%

nm – not meaningful

Gross Premiums Written:

Gross premiums written by line of business were as follows:

	Three months ended March 31,
	2020		2019		% Change

Catastrophe	$262,283	17%	$358,133	21%	(27%)
Property	133,189	9%	172,742	10%	(23%)
Professional lines	123,570	8%	109,828	6%	13%
Credit and surety	100,739	7%	151,904	9%	(34%)
Motor	279,132	19%	281,401	16%	(1%)
Liability	218,896	15%	185,320	11%	18%
Agriculture	18,248	1%	126,440	7%	nm
Engineering	15,920	1%	22,766	1%	(30%)
Marine and other	29,993	2%	36,336	2%	(17%)
Accident and health	307,678	21%	287,592	17%	7%
Discontinued lines - Novae	795	—%	(332)	—%	nm
Total	$1,490,443	100%	$1,732,130	100%	(14%)

nm – not meaningful

Gross premiums written for the three months ended March 31, 2020, decreased by $242 million or 14%, compared to the three months ended March 31, 2019. The decrease was primarily attributable to agriculture, catastrophe, credit and surety, and property lines, partially offset by increases in liability, accident and health, and professional lines.

The decrease in agriculture lines was due to the timing of the renewal of a significant contract. The decreases in catastrophe, credit and surety, and property lines were driven by non-renewals and decreased line sizes consistent with the optimization of the segment's portfolio.

The increases in liability, and accident and health lines were driven by new business due to favorable market conditions. In addition, increased lines sizes on a number of treaties also contributed to the increase in accident and health lines. The increase in professional lines was driven by premium adjustments.

Ceded Premiums Written:

Ceded premiums written for the three months ended March 31, 2020 were $393 million or 26% of gross premiums written, compared to $484 million or 28% of gross premiums written for the three months ended March 31, 2019. The decrease in ceded premiums written of $91 million or 19% was primarily driven by catastrophe, credit and surety, and accident and health lines, partially offset by increases in motor, liability, and property lines.

The decrease in catastrophe lines was attributable to a decrease in premiums ceded to strategic capital partners, partially offset by an increase in premiums ceded to a new excess of loss treaty. The decrease in credit and surety lines was attributable to the restructuring of a number of quota share retrocessional treaties, partially offset by an increase in premiums ceded to a new quota share retrocessional treaty. The decrease in accident and health lines was attributable to the restructuring of a quota share retrocessional treaty.

The increase in liability lines was attributable to an increase in premiums ceded to a new quota share retrocessional treaty, partially offset by the restructuring of an existing quota share retrocessional treaty. The increase in motor lines was attributable to an increase in premiums ceded to a new quota share retrocessional treaty. The increase in property lines was attributable to prior period premium adjustments ceded to a fronting arrangement.

Net Premiums Earned:

Net premiums earned by line of business were as follows:

	Three months ended March 31,
	2020		2019		% Change

Catastrophe	$74,474	14%	$68,052	12%	9%
Property	66,729	13%	76,906	13%	(13%)
Professional lines	48,963	9%	51,899	9%	(6%)
Credit and surety	43,514	8%	50,082	9%	(13%)
Motor	61,968	12%	101,235	18%	(39%)
Liability	96,913	18%	88,862	15%	9%
Agriculture	22,292	4%	37,068	6%	(40%)
Engineering	13,333	3%	14,675	3%	(9%)
Marine and other	9,851	2%	11,439	2%	(14%)
Accident and health	87,619	17%	77,468	13%	13%
Discontinued lines - Novae	905	—%	(236)	—%	nm
Total	$526,561	100%	$577,450	100%	(9%)

nm – not meaningful

Net premiums earned for the three months ended March 31, 2020, decreased by $51 million or 9% ($39 million or 7% on a constant currency basis), compared to the three months ended March 31, 2019. The decrease was primarily driven by decreases in gross premiums earned in motor and agriculture lines, together with an increase in ceded premiums earned in liability lines, partially offset by an increase in gross premiums earned in liability lines, and decreases in ceded premiums earned in agriculture and catastrophe lines.

Other Insurance Related Income (Loss):

Other insurance related loss was $9 million for the three months ended March 31, 2020, compared to other insurance related income of $5 million for the three months ended March 31, 2019. The decrease of $15 million was primarily due to the recognition of a full limit loss of $10 million associated with the WHO pandemic risk-linked swap, together with a decrease in fees associated with arrangements with strategic capital partners.

Loss Ratio:

The table below shows the components of our loss ratio:

	Three months ended March 31,
	2020	% Point Change	2019

Current accident year	83.3%	21.3	62.0%
Prior year reserve development	(0.4%)	0.9	(1.3%)
Loss ratio	82.9%	22.2	60.7%

Current Accident Year Loss Ratio:

The current accident year loss ratio increased to 83.3% for the three months ended March 31, 2020, from 62.0% for the three months ended March 31, 2019.

During the three months ended March 31, 2020, we incurred pre-tax catastrophe and weather-related losses, net of reinstatement premiums, of $122 million or 23.1 points, including $100 million attributable to the COVID-19 pandemic. These losses were primarily associated with property related coverages, but also included accident and health coverages and considered a global shelter in place order that remains in effect until July 31, 2020. The remaining losses of $22 million were attributable to other weather-related events including regional weather events in the U.S. and wildfires in Australia. Comparatively, during the three months ended March 31, 2019, we incurred pre-tax catastrophe and weather-related losses of $3 million or 0.5 points.

After adjusting for the impact of the catastrophe and weather-related losses, our current accident year loss ratio decreased to 60.2% for the three months ended March 31, 2020, from 61.5% for the three months ended March 31, 2019. The decrease in the current accident year loss ratio after adjusting for the impact of catastrophe and weather-related losses was principally due to changes in business mix and a decrease in loss experience in aviation lines.

Refer to ‘Prior Year Reserve Development’ for further details.

Acquisition Cost Ratio:

The acquisition cost ratio decreased to 23.9% for the three months ended March 31, 2020, from 24.7% for the three months ended March 31, 2019. The decrease in the acquisition cost ratio was principally related to changes in business mix and the impact of retrocessional contracts, partially offset by adjustments related to loss sensitive features.

General and Administrative Expense Ratio:

The general and administrative expense ratio of 5.5% for the three months ended March 31, 2020, was comparable to 5.6% for the three months ended March 31, 2019.

OTHER EXPENSES (REVENUES), NET

The following table provides a summary of other expenses (revenues), net:

	Three months ended March 31,
	2020	% Change	2019

Corporate expenses	$27,098	(25%)	$36,218
Foreign exchange losses (gains)	(61,683)	nm	7,056
Interest expense and financing costs	23,472	48%	15,895
Income tax expense (benefit)	(4,867)	nm	1,234
Total	$(15,980)	nm	$60,403

nm – not meaningful

Corporate Expenses

Corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses decreased to 2.5% for the three months ended March 31, 2020, from 3.2% for the three months ended March 31, 2019.

The decrease in corporate expenses for the three months ended March 31, 2020, was primarily related to decreases in performance-related compensation costs, information technology costs, and travel and entertainment expenses.

Foreign Exchange Losses (Gains)

Some of our business is written in currencies other than the U.S. dollar. Foreign exchange gains of $62 million for the three months ended March 31, 2020, were mainly driven by the impact of the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling and euro.

Foreign exchange losses of $7 million for the three months ended March 31, 2019, were mainly driven by the impact of the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling, partially offset by the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in euro.

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

Interest expense and financing costs increased by $8 million for the three months ended March 31, 2020, compared to the same period in 2019, was mainly due to the issuance of the 3.900% Senior Notes on June 19, 2019 and the issuance of the Junior Subordinated Notes on December 10, 2019, partially offset by the repayment of the 2.650% Senior Notes on April 1, 2019.

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

The tax benefit of $5 million for the three months ended March 31, 2020, was principally due to the generation of pre-tax losses in our U.K. and European operations, partially offset by pre-tax income in our U.S. operations.

The tax expense of $1 million recognized for the three months ended March 31, 2019, was principally due to pre-tax income in our U.S. operations, largely offset by the generation of pre-tax losses in our U.K. operations.

NET INVESTMENT INCOME AND NET INVESTMENT GAINS (LOSSES)

Net Investment Income

Net investment income from our cash and investment portfolio by major asset class was as follows:

	Three months ended March 31,
	2020	% Change	2019

Fixed maturities	$89,943	(2%)	$91,382
Other investments	(2,120)	nm	6,895
Equity securities	2,125	(9%)	2,328
Mortgage loans	4,053	32%	3,063
Cash and cash equivalents	4,930	(15%)	5,801
Short-term investments	1,498	(62%)	3,894
Gross investment income	100,429	(11%)	113,363
Investment expense	(7,328)	21%	(6,060)
Net investment income	$93,101	(13%)	$107,303

Pre-tax yield:(1)
Fixed maturities	2.9%		3.1%

nm - not meaningful
(1) Pre-tax yield is calculated by dividing annualized net investment income by the average month-end amortized cost balances.

Fixed Maturities

Net investment income attributable to fixed maturities for the three months ended March 31, 2020 was $90 million, compared to net investment income of $91 million for the three months ended March 31, 2019. The decrease for the three months ended March 31, 2020, compared to the same period in 2019, was due to the decrease in yields and a smaller allocation of the portfolio to fixed maturities.

Other Investments

Net investment income from other investments was as follows:

	Three months ended March 31,
	2020	2019

Hedge, direct lending, private equity and real estate funds	$(1,352)	$5,446
Other privately held investments	80	1,034
CLO-Equities	(848)	415
Net investment income from other investments (1)	$(2,120)	$6,895

Pre-tax return on other investments(2)	(0.3%)	1.0%

(1)Excluding overseas deposits.
(2)The pre-tax return on other investments is calculated by dividing total net investment income from other investments (non-annualized) by the average month-end fair value balances held for the periods indicated, excluding overseas deposits.

Net investment income attributable to other investments for the three months ended March 31, 2020 was $(2) million, compared to net investment income of $7 million for the three months ended March 31, 2019. The decrease for the three months ended March 31, 2020, compared to the same period in 2019, was due to lower returns from hedge funds.

Net Investment Gains (Losses)

Net investment gains (losses) were as follows:

	Three months ended March 31,
	2020	2019

On sale of investments:
Fixed maturities and short-term investments	$17,165	$(9,842)
Equity securities	(762)	1,352
	16,403	(8,490)
Allowance for expected credit losses	(20,019)	—
Impairment losses	(1,190)	—
OTTI losses	—	(4,036)
Change in fair value of investment derivatives	3,162	(2,102)
Net unrealized gains (losses) on equity securities	(61,233)	27,395
Net investment gains (losses)	$(62,877)	$12,767

Net investment losses for the three months ended March 31, 2020 were $63 million compared to net investment gains of $13 million for the three months ended March 31, 2019. For the three months ended March 31, 2020, the net investment losses were primarily due to net unrealized losses on equity securities and expected credit losses on corporate debt securities, partially offset by net realized gains on the sale of U.S. government and agency RMBS securities. For the three months ended March 31, 2019, the net investment gains were primarily due to net unrealized gains on equity securities, partially offset by net realized investment losses on the sale of corporate debt securities.

On Sale of Investments

Generally, sales of individual securities occur when there are changes in the relative value, credit quality or duration of a particular issue. We may also sell securities to re-balance our investment portfolio in order to change exposure to particular asset classes or sectors.

Impairment and OTTI Losses

The impairment losses for the three months ended March 31, 2020 were $1 million compared to OTTI losses of $4 million for the three months ended March 31, 2019. For the three months ended March 31, 2020, these losses were principally due to impairments of non-investment grade corporate debt securities that we intend to sell or more likely than not will be required to sell. For the three months ended March 31, 2019, these losses were principally due to impairments of non-U.S. denominated securities due to the impact of the strengthening of the U.S. dollar.

Change in Fair Value of Investment Derivatives

From time to time, we economically hedge foreign exchange exposure and interest rate risk with derivative contracts.

For the three months ended March 31, 2020, we recorded gains of $3 million related to foreign exchange contracts. For the three months ended March 31, 2019, we recorded gains of $1 million relating to foreign exchange contracts and losses of $3 million relating to interest rates swaps.

Total Return

Total return on cash and investments was as follows:

	Three months ended March 31,
	2020	2019

Net investment income	$93,101	$107,303
Net investments gains (losses)	(62,877)	12,767
Change in net unrealized gains (losses) on fixed maturities (1)	(274,757)	220,680
Interest in income (loss) of equity method investments	(23,577)	2,219
Total	$(268,110)	$342,969

Average cash and investments(2)	$15,711,614	$15,068,255

Total return on average cash and investments, pre-tax:
Including investment related foreign exchange movements	(1.7%)	2.3%
Excluding investment related foreign exchange movements(3)	(1.3%)	2.2%

(1)Change in net unrealized gains (losses) on fixed maturities is calculated by taking net unrealized gains (losses) at period end less net unrealized gains (losses) at the prior period end.
(2)The average cash and investments balance is calculated by taking the average of the period end fair value balances.
(3)Pre-tax total return on cash and investments excluding foreign exchange movements is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to pre-tax total return on cash and investments, the most comparable GAAP financial measure, included foreign exchange (losses) gains of $(61) million and $11 million for the three months ended March 31, 2020 and 2019, respectively.

CASH AND INVESTMENTS

Details of cash and investments are as follows:

	March 31, 2020	December 31, 2019
	Fair Value	Fair Value

Fixed maturities	$12,076,186	$12,468,205
Equity securities	404,945	474,207
Mortgage loans	517,181	432,748
Other investments	797,808	770,923
Equity method investments	94,244	117,821
Short-term investments	77,101	38,471
Total investments	$13,967,465	$14,302,375

Cash and cash equivalents(1)	$1,241,063	$1,576,457

(1)Includes restricted cash and cash equivalents of $485 million and $335 million at March 31, 2020 and at December 31, 2019, respectively.

Overview

The fair value of total investments decreased by $335 million for the three months ended March 31, 2020, driven by the decrease in the market value of fixed maturities due to the widening of credit spreads and the decrease in the market value of equity securities due to the decline in equity markets.

An analysis of our investment portfolio by asset class is detailed below:

Fixed Maturities

Details of our fixed maturities portfolio are as follows:

	March 31, 2020		December 31, 2019
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$1,866,140	15%	$2,112,881	17%
Non-U.S. government	598,641	5%	576,592	5%
Corporate debt	4,779,752	40%	4,930,254	38%
Agency RMBS	1,616,510	13%	1,592,584	13%
CMBS	1,428,683	12%	1,365,052	11%
Non-agency RMBS	123,011	1%	84,922	1%
ABS	1,445,179	12%	1,598,693	13%
Municipals(1)	218,270	2%	207,227	2%
Total	$12,076,186	100%	$12,468,205	100%

Credit ratings:
U.S. government and agency	$1,866,140	15%	$2,112,881	17%
AAA(2)	4,808,991	40%	4,896,833	38%
AA	846,757	7%	865,601	7%
A	1,922,346	16%	1,848,331	15%
BBB	1,570,265	13%	1,684,589	14%
Below BBB(3)	1,061,687	9%	1,059,970	9%
Total	$12,076,186	100%	$12,468,205	100%

(1)Includes bonds issued by states, municipalities, and political subdivisions.
(2)Includes U.S. government-sponsored agencies, residential mortgage-backed securities ("RMBS") and commercial mortgage-backed securities ("CMBS").
(3)Non-investment grade and non-rated securities.

At March 31, 2020, fixed maturities had a weighted average credit rating of AA- (2019: AA-), a book yield of 2.7% (2019: 2.8%) and an average duration of 3.3 years (2019: 3.2 years). At March 31, 2020, fixed maturities together with short-term investments, and cash and cash equivalents (i.e. total investments of $13.4 billion), had an average credit rating of AA- (2019: AA-) and an average duration of 3.0 years (2019: 2.9 years).

At March 31, 2020, net unrealized losses on fixed maturities were $90 million, compared to net unrealized gains of $205 million at December 31, 2019, a decrease of $295 million due to the widening of credit spreads.

Equity Securities

At March 31, 2020, net unrealized gains on equity securities were $14 million, compared to unrealized gains of $75 million at December 31, 2019, a decrease of $61 million driven by the decline in equity markets.

Mortgage Loans

During the three months ended March 31, 2020, our investment in commercial mortgage loans increased by $84 million. The commercial mortgage loans are high quality and collateralized by a variety of commercial properties and are diversified both geographically throughout the U.S. and by property type to reduce the risk of concentration. At March 31, 2020, there were no credit losses or past due amounts associated with our commercial mortgage loans portfolio.

Other Investments

Details of our other investments portfolio are as follows:

	March 31, 2020		December 31, 2019
	Fair Value	% of Total	Fair Value	% of Total

Hedge funds
Long/short equity funds	$22,281	3%	$31,248	4%
Multi-strategy funds	140,096	18%	136,542	18%
Total hedge funds	162,377	21%	167,790	22%

Direct lending funds	289,952	36%	277,395	36%
Private equity funds	83,693	10%	80,412	10%
Real estate funds	157,039	20%	130,112	17%
Total hedge, direct lending, private equity and real estate funds	693,061	87%	655,709	85%

CLO-Equities	12,793	1%	14,328	2%
Other privately held investments	37,441	5%	36,934	5%
Overseas deposits	54,513	7%	63,952	8%
Total other investments	$797,808	100%	$770,923	100%

Refer to Note 3(c) to the Consolidated Financial Statements 'Investments'.

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

LIQUIDITY AND CAPITAL RESOURCES

Refer to the ‘Liquidity and Capital Resources’ section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 for a general discussion of our liquidity and capital resources.

The following table summarizes our consolidated capital:

	March 31, 2020	December 31, 2019

Debt	$1,808,645	$1,808,157

Preferred shares	550,000	775,000
Common equity	4,289,578	4,769,008
Shareholders’ equity	4,839,578	5,544,008
Total capital	$6,648,223	$7,352,165

Ratio of debt to total capital	27.2%	24.6%
Ratio of debt and preferred equity to total capital	35.5%	35.1%

We finance our operations with a combination of debt and equity capital. Debt to total capital and debt and preferred equity to total capital ratios provide an indication of our capital structure, along with some insight into our financial strength.

While the impact of the COVID-19 pandemic has reduced shareholders' equity, we believe that our financial flexibility remains strong, and we will make adjustments as necessary, if the outlook and impact changes. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Recent Developments related to COVID-19' for further information.
Secured Letter of Credit Facility

On March 28, 2020, certain of AXIS Capital’s operating subsidiaries (the "Participating Subsidiaries") amended their existing $250 million secured letter of credit facility with Citibank Europe plc (the "$250 million Facility") to extend the expiration date to March 31, 2021.

The terms and conditions of the $500 million secured letter of credit facility (the "$500 million Facility") remain unchanged.

Letters of credit issued under the $250 million facility and the $500 million facility are principally used to support the reinsurance obligations of the Participating Subsidiaries. The Participating Subsidiaries are subject to certain covenants, including the requirement to maintain sufficient collateral to cover the obligations outstanding under the facilities. Such obligations include contingent reimbursement obligations for outstanding letters of credit and fees payable to Citibank Europe plc. In the event of default, Citibank Europe plc may exercise certain remedies, including the exercise of control over pledged collateral and the termination facility to any or all of the Participating Subsidiaries.

Common Equity

During the three months ended March 31, 2020, our common equity decreased by $479 million. The following table reconciles our opening and closing common equity positions:

Three months ended March 31,	2020

Common equity - opening	$4,769,008
Treasury shares reissued	1,889
Share-based compensation expense	9,481
Change in unrealized gains (losses) on available for sale investments, net of tax	(253,904)
Foreign currency translation adjustment	(7,725)
Net income (loss)	(177,827)
Preferred share dividends	(7,563)
Common share dividends	(35,289)
Treasury shares repurchased	(8,492)
Common equity - closing	$4,289,578

During the three months ended March 31, 2020, we repurchased 150,000 common shares from employees to satisfy withholding tax liabilities related to the vesting of share-settled restricted stock units granted under our 2007 and 2017 Long-Term Equity Compensation Plans for a total cost of $8 million.

A common share repurchase plan has not been authorized for 2020.

We expect cash flows generated from operations, combined with liquidity provided by our investment portfolio, will be sufficient to cover cash outflows and other contractual commitments that become due within one year after the date that the financial statements are issued. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Recent Developments related to COVID-19' for further information.

Financial Strength Ratings

Our principal insurance and reinsurance operating subsidiaries are assigned financial strength ratings from internationally recognized rating agencies, including Standard & Poor’s, A.M. Best and Moody’s Investors Service. These ratings are publicly announced and are available directly from the agencies, as well as on our website.

On May 5, 2020, A.M. Best revised its rating and outlook from A+ and negative to A and stable, respectively. The revised rating was based on unfavorable trends in operating performance over the past five years, particularly emanating from the insurance segment. The revised outlook continues to reflect our strong balance sheet, favorable business profile and appropriate risk management practices.

On May 11, 2020, Standard & Poor's revised its outlook from stable to negative due to unfavorable trends in operating performance.

Our rating and outlook from Moody’s Investors Service remain unchanged.

The following are the most recent financial strength ratings from internationally recognized agencies in relation to our principal insurance and insurance operating subsidiaries:

Rating agency	Agency’s description of rating	Rating and outlook	Agency’s rating definition	Ranking of rating

Standard & Poor’s	An "opinion about the financial security characteristics of an insurance organization, with respect to its ability to pay under its insurance policies and contracts, in accordance with their terms".	A+ (Negative)	"Strong capacity to meet its financial commitments"	The ‘A’ category is the third highest out of ten major rating categories. The second through eighth major rating categories may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.

A.M. Best	An "opinion of an insurer’s financial strength and ability to meet its ongoing insurance policy and contract obligations".	A (Stable)	"Excellent ability to meet ongoing insurance obligations"	The ‘A’ category is the third highest rating out of fourteen. Ratings outlooks (‘Positive’, ‘Negative’ and ‘Stable’) are assigned to indicate a rating’s potential direction over an intermediate term, generally defined as 36 months.

Moody’s Investors Service	"Opinions of the ability of insurance companies to pay punctually senior policyholder claims and obligations."	A2 (Negative) (1)	"Offers good financial security"	The ‘A’ category is the third highest out of nine rating categories. Each of the second through seventh categories are subdivided into three subcategories, as indicated by an appended numerical modifier of ‘1’, ‘2’ and ‘3’. The ‘1’ modifier indicates that the obligation ranks in the higher end of the rating category, the ‘2’ modifier indicates a mid-category ranking and the ‘3’ modifier indicates a ranking in the lower end of the rating category.

(1)In April 2019, Moody's Investor Service revised its outlook from stable to negative reflecting higher operational and financial leverage and lower capitalization relative to peers.

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

The Company believes the material items requiring such subjective and complex estimates are:

•reserves for losses and loss expenses;

•reinsurance recoverable on unpaid losses, including the provision for uncollectible amounts;

•gross premiums written;

•fair value measurements of financial assets and liabilities; and

•other-than-temporary impairments ("OTTI") in the carrying value of available for sale securities and allowance for credit losses associated with available for sale securities.

Other that the Company's consideration of the impact of the targeted changes to the impairment model for available for sale securities introduced in ASU 2016-13 detailed in Note 1 'Basis of Presentation and Significant Accounting Policies' to the Consolidated Financial Statements, the Company believes that the critical accounting estimates discussion in Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2019, continues to describe the significant estimates and judgments included in the preparation of the Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Item 1, Note 1 'Basis of Presentation and Significant Accounting Policies' to the Consolidated Financial Statements and Item 8, Note 2 'Basis of Presentation and Significant Accounting Policies' to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, for a discussion of recently issued accounting pronouncements.

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At March 31, 2020, the Company had not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to this item since December 31, 2019, with the exception of the changes in exposure to foreign currency risk presented below.

Foreign Currency Risk
The table below provides a sensitivity analysis of our total net foreign currency exposures.

	AUD	NZD	CAD	EUR	GBP	JPY	Other	Total

At March 31, 2020
Net managed assets (liabilities), excluding derivatives	$20,860	$(1,337)	$161,560	$(269,416)	$(137,890)	$(141,937)	$140,958	$(227,202)
Foreign currency derivatives, net	(18,920)	2,669	(133,759)	381,240	109,361	168,767	12,667	522,026
Net managed foreign currency exposure	1,940	1,332	27,801	111,824	(28,529)	26,830	153,625	294,824
Other net foreign currency exposure	—	—	106	(1,134)	(1,388)	—	30,069	27,653
Total net foreign currency exposure	$1,940	$1,332	$27,907	$110,690	$(29,917)	$26,830	$183,694	$322,477
Net foreign currency exposure as a percentage of total shareholders’ equity	—%	—%	0.6%	2.3%	(0.6%)	0.6%	3.8%	6.7%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$194	$133	$2,791	$11,069	$(2,992)	$2,683	$18,369	$32,247

(1)Assumes 10% change in underlying currencies relative to the U.S. dollar.

Total Net Foreign Currency Exposure

At March 31, 2020, total net foreign currency exposure was $322 million net long, driven by increases in exposures to the euro and other non-core currencies primarily due to new business written during the three months ended March 31, 2020. In addition, $30 million included in other net foreign currency exposures related to assets managed by specific investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy. An emerging market debt portfolio is the primary contributor to this group of assets.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) at March 31, 2020. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2020, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2020.

Based upon that evaluation, there were no changes in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company has not experienced any material impact to its internal control over financial reporting resulting from the introduction of a remote work model due to the COVID-19 pandemic.

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

ITEM 1A.  RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition or liquidity, refer to risk factors discussed in Part I, Item 1A. 'Risk Factors' in our Annual Report on Form 10-K for the year ended December 31, 2019.

In light of developments relating to the novel coronavirus ("COVID-19") pandemic occurring subsequent to the filing of our Annual Report on Form 10-K, we are supplementing the risk factors discussed in our Annual Report with the following risk factor, which should be read in conjunction with the risk factors contained in our Annual Report.

The scale and scope of the ongoing, novel COVID-19 pandemic is unknown and is expected to adversely impact our business. The overall impact on our business, results of operations, financial condition or liquidity could be material.

During the first quarter of 2020, there was a global outbreak of the novel coronavirus, COVID-19, which has spread to over 200 countries and territories, including our key business locations of Bermuda, the European Union, the U. K. and the U.S.. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries in which we operate, including Bermuda, the U.K., Switzerland and the U.S., have declared national emergencies. The global impact of the outbreak has been rapidly evolving, and as cases have continued to be identified in additional countries, many countries have reacted by instituting social distancing measures and quarantines, placing restrictions on travel, restricting trading, limiting operations of non-essential businesses and issuing shelter in place orders. Such actions are creating disruption in global supply chains, and adversely impacting operations in many sectors of the economy. The outbreak will likely have a continued adverse impact on economic and market conditions, triggering a global economic slowdown.

The scale and scope of the COVID-19 pandemic may heighten the potential adverse effects on our business, results of operation, financial condition or liquidity described in the risk factors contained in our Annual Report on Form 10-K, including without limitation:

•We have substantial exposure to losses resulting from catastrophe events, potentially including pandemics. The extent of our losses from the COVID-19 pandemic will ultimately depend on its severity and duration and such losses could have a material adverse effect on our results of operations, financial condition or liquidity. While reported claims are limited at this stage of the pandemic, we have identified potential exposures arising from our underwriting of insurance and reinsurance policies that cover accident and health (including travel), event cancellation, property/business interruption, credit and surety (including mortgage) and professional lines (medical malpractice and directors’ and officers’ liability) among others. These potential exposures include direct claims relating to COVID-19 (e.g., business interruption following a shelter in place order) and indirect exposures arising from economic downturn. We note that other lines may be affected as the pandemic and associated economic downturn develop, and new information is discovered.

•Our exposures are controlled and limited by our insurance and reinsurance contracts, which include specific terms and conditions defining if and how our policies respond to losses arising from the COVID-19 pandemic. However, legislative, regulatory or judicial actions and social influences could alter the interpretation of our contracts or extend or change coverage (beyond the obligations set forth within those contracts or beyond what was intended by the parties). These legislative, regulatory or judicial actions make it difficult to predict the total amount of losses we could incur as a result of the pandemic, but these losses could be material.

•Actual claims may exceed loss reserves. While we believe that net reserves for losses and loss expenses at March 31, 2020 are adequate, changes in the duration, severity and scope of the impact of the COVID-19 pandemic from current expectations may result in ultimate losses being materially greater or less than the net reserves for losses and loss expenses currently provided. Among the factors that would cause net reserves for losses and loss expenses to increase or decrease are changes in claim frequency or severity driven by the COVID-19 pandemic or its related impact on the economy.

•Uncertainty and market turmoil caused by the COVID-19 pandemic could affect, among other aspects of our business, the demand for our products, and the ability of customers, counterparties and others to establish or maintain their relationships with us. In addition, the market for insurance and reinsurance could be smaller and certain industries for which we write business could be particularly impacted by the pandemic (such as, energy, aviation, retail, hospitality and construction lines, among others), resulting in downward pressure on our premium levels.

•Our investment and derivative instrument portfolios are exposed to significant economic and capital markets risks related to changes in interest rates, bankruptcies, credit spreads and equity prices, as well as other risks, which may adversely affect our results of operations or financial condition. The performance of our cash and investments portfolio has a significant impact on our financial results. The impact of the COVID-19 pandemic has heightened the risks to which our portfolios are subject, including risks relating to general economic conditions, interest rate fluctuations, equity price risk, foreign currency movements, pre-payment or reinvestment risk, liquidity risk and credit risk. Our investments in equities, corporate debt and hedge funds experienced declines during the first quarter and an increase in price volatility. Government imposed restrictions on movements and/or social distancing practices have led to sharp declines in the revenue of many companies and industries, and we have some debt and/or equity exposure to some of these highly impacted sectors. We anticipate that negative impacts of the COVID-19 pandemic may continue for some time.

•The COVID-19 pandemic may impact cashflows and could require access to liquidity in excess of prior forecasts. There is a risk that accessing additional required liquidity may be difficult or have costs associated as a result of the COVID-19 pandemic.

•The impact on the COVID-19 pandemic on financial markets may impact our ability to acquire additional capital, should we desire to do so, or to be able to effectively deploy existing capital resources.

•Certain of our policyholders and intermediaries may not pay premiums owed to us due to insolvency or other reasons. Insolvency, liquidity problems, distressed financial condition due to the impact of the COVID-19 pandemic or the general effects of economic recession may increase the risk that policyholders or intermediaries, such as insurance brokers, may not pay a part of or the full amount of premiums owed to us, despite an obligation to do so. The terms of our contracts, or actions by our regulators, may not permit us to cancel our insurance even though we have not received payment. We may further decide (or be obliged by regulation) to refund premiums already paid where it is judged that the COVID-19 pandemic has reduced the customer need for insurance. If refunds or non-payments become widespread, whether as a result of insolvency, lack of liquidity, adverse economic conditions, operational failure or otherwise, it could have a material adverse impact on our revenues and results of operations.

•The COVID-19 pandemic could impact our ability to obtain reinsurance and retrocessional arrangements on favorable terms which could limit the amount of business we are willing to write or reduce our reinsurance protection for large loss events.

•Our reinsurance and retrocession counterparties may experience financial distress and therefore, may be unable to pay the amounts owed to us under the applicable contracts.

•Our reinsurers and retrocession counterparties may be unwilling to pay claims due to disagreements or differing interpretation of contracts.

•There is a risk of reputational damage resulting from potential claims disputes and underwriting renewal actions.

In addition, the COVID-19 pandemic may have a material adverse impact on our business and financial condition due to significant disruption in other areas, including:

•We may experience decreased worker productivity, including as a result of remote working arrangements, increased medical, emergency or other leave, or delays in implementation of our response plan.

•An extended period of remote working by our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic.

•Similarly, third parties on whom we rely to provide key business services on an outsourced basis (including, but not limited to delegated underwriting, claims processing, finance operations, IT support) also may experience operational or system disruption, or cybersecurity issues, impacting their provision of service to us, and in turn, our operational performance.

•The COVID-19 pandemic could impact our ability to attract and maintain key personnel which could adversely impact our business.

•Limitation on travel, social distancing requirements implemented in response to COVID-19, alongside economic conditions, may challenge our ability to write new insurance or reinsurance business and market our products and services as anticipated prior to COVID-19.

The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions, the extent and effectiveness of government actions to support the economy. The duration and severity of the economic downturn is uncertain, as well as the impact of these and other factors on our employees, customers and partners. Such impact on our business, results of operations, financial condition or liquidity could be material.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Common Shares
The following table shows information regarding the number of common shares repurchased:

Period	Total number of shares purchased(a) (b)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(b)

January 1-31, 2020	1	$60.50	—	—
February 1-29, 2020	5	$64.25	—	—
March 1-31, 2020	144	$56.12	—	—
Total	150		—	—

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

As and when allowed by the applicable law and regulations, certain of our non-U.S. subsidiaries provide treaty reinsurance coverage to non-U.S. insurers on a worldwide basis, including insurers of liability, marine, aviation and energy risks, and as a result, these underlying reinsurance portfolios may have some exposure to Iran. In addition, we underwrite insurance and facultative reinsurance on a global basis to non-U.S. insureds and insurers, including for liability, marine, aviation and energy risks. Coverage provided to non-Iranian business may indirectly cover an exposure in Iran. For example, certain of our operations underwrite global marine hull and cargo policies that provide coverage for vessels navigating into and out of ports worldwide, including Iran. For the quarter ended March 31, 2020, there has been no material amount of premium allocated or apportioned to activities relating to Iran. We intend for our non-U.S. subsidiaries to continue to provide such coverage only to the extent permitted by applicable law.

ITEM 6.  EXHIBITS

2.1	Rule 2.7 Announcement, dated July 5, 2017 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 6, 2017).
2.2	Rule 2.7 Announcement, dated August 24, 2017 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 25, 2017).
3.1	Certificate of Incorporation and Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1(Amendment No. 1) (No. 333-103620) filed on April 16, 2003).
3.2	Amended and Restated Bye-Laws (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on May 15, 2009).
4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).
4.2	Certificate of Designations establishing the specific rights, preferences, limitations and other terms of the Series D Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 20, 2013).
4.3	Certificate of Designations establishing the specific rights, preferences, limitations and other terms of the Series E Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 7, 2016).
10.1	Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K filed on February 27, 2020).
10.2	Form of Employee Restricted Stock Unit Award Agreement (performance vesting) (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed on February 27, 2020).
10.3	Deed of Amendment dated March 28, 2020 to Committed Facility Letter dated March 27, 2017, as amended, by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Reinsurance Company, AXIS Surplus Insurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 1, 2020).
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101	The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Inline XBRL: (i) Consolidated Balance Sheets at March 31, 2020 and December 31, 2019; (ii) Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019; (iv) Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
Dated: May 11, 2020

AXIS CAPITAL HOLDINGS LIMITED
By:	/S/ ALBERT BENCHIMOL
Albert Benchimol
President and Chief Executive Officer
(Principal Executive Officer)

/S/ PETER VOGT
Peter Vogt
Chief Financial Officer
(Principal Financial Officer)