Form 10-Q
period 2020-06-30
AXIS CAPITAL HOLDINGS LTD
filed 2020-07-28
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
At July 24, 2020, there were 84,306,657 common shares outstanding, $0.0125 par value per share, of the registrant.

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
Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual events or results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:
•the adverse impact of the ongoing COVID-19 pandemic on our business, results of operations, financial condition and liquidity;
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
•increased competition;
•changes in the political environment of certain countries in which we operate or underwrite business including the United Kingdom's withdrawal from the European Union;
•fluctuations in interest rates, credit spreads, equity securities' prices and/or currency values;
•the failure to successfully integrate acquired businesses or to realize the expected synergies resulting from such acquisitions;
•the failure to realize the expected benefits or synergies relating to our transformation initiative;
•changes in tax laws; and
•other factors including but not limited to those described under Item 1A, 'Risk Factors' in our most recent Annual Report on Form 10-K and under Part II, Item 1A, 'Risk Factors' herein filed with the Securities and Exchange Commission ("SEC"), as those factors may be updated from time to time in our periodic and other filings with the SEC, which are accessible on the SEC's website at www.sec.gov. Readers are urged to carefully consider all such factors as the COVID-19 pandemic may have the effect of heightening many of the other risks and uncertainties described.

We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Website and Social Media Disclosure

We use our website (www.axiscapital.com) and our corporate Twitter (@AXIS_Capital) and LinkedIn (AXIS Capital) accounts as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, e-mail alerts and other information about AXIS Capital may be received when enrolled in our "E-mail Alerts" program in the Investor Information section of our website (www.axiscapital.com). The contents of our website and social media channels are not part of this Quarterly Report on Form 10-Q.

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019

	2020	2019
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2020: $11,715,885; 2019: $12,263,240 Allowance for expected credit losses 2020: $6,257)	$12,046,415	$12,468,205
Equity securities, at fair value (Cost 2020: $340,510; 2019: $398,956)	378,860	474,207
Mortgage loans, held for investment, at fair value (Allowance for expected credit losses 2020: $nil)	524,757	432,748
Other investments, at fair value	768,635	770,923
Equity method investments	101,346	117,821
Short-term investments, at fair value	34,337	38,471
Total investments	13,854,350	14,302,375
Cash and cash equivalents	1,086,829	1,241,109
Restricted cash and cash equivalents	562,004	335,348
Accrued interest receivable	68,880	78,085
Insurance and reinsurance premium balances receivable (Allowance for expected credit losses 2020: $10,041)	3,527,147	3,071,390
Reinsurance recoverable on unpaid losses and loss expenses (Allowance for expected credit losses 2020: $20,987)	4,160,521	3,877,756
Reinsurance recoverable on paid losses and loss expenses	395,990	327,795
Deferred acquisition costs	583,484	492,119
Prepaid reinsurance premiums	1,352,090	1,101,889
Receivable for investments sold	2,985	35,659
Goodwill	102,003	102,003
Intangible assets	225,092	230,550
Value of business acquired	5,909	8,992
Operating lease right-of-use assets	136,815	111,092
Other assets	295,074	287,892
Total assets	$26,359,173	$25,604,054
Liabilities
Reserve for losses and loss expenses	$13,179,166	$12,752,081
Unearned premiums	4,418,728	3,626,246
Insurance and reinsurance balances payable	1,365,799	1,349,082
Debt	1,309,076	1,808,157
Payable for investments purchased	350,347	32,985
Operating lease liabilities	141,621	115,584
Other liabilities	296,616	375,911
Total liabilities	21,061,353	20,060,046

Shareholders’ equity
Preferred shares	550,000	775,000
Common shares (shares issued 2020: 176,580; 2019: 176,580 shares outstanding 2020: 84,306; 2019: 83,959)	2,206	2,206
Additional paid-in capital	2,317,354	2,317,212
Accumulated other comprehensive income	281,599	171,710
Retained earnings	5,913,029	6,056,686
Treasury shares, at cost (2020: 92,274; 2019: 92,621 shares)	(3,766,368)	(3,778,806)
Total shareholders’ equity	5,297,820	5,544,008
Total liabilities and shareholders’ equity	$26,359,173	$25,604,054

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	Three months ended		Six months ended
	2020	2019	2020	2019
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$1,104,003	$1,123,607	$2,192,628	$2,257,819
Net investment income	45,040	137,949	138,140	245,254
Other insurance related income (loss)	1,996	2,925	(6,710)	9,852
Net investment gains (losses):
Allowance for expected credit losses	13,761	—	(6,257)	—
Impairment losses	(112)	—	(1,302)	—
Other-than-temporary impairment ("OTTI") losses	—	(834)	—	(4,870)
Other realized and unrealized investment gains (losses)	39,394	22,059	(2,272)	38,866
Total net investment gains (losses)	53,043	21,225	(9,831)	33,996
Total revenues	1,204,082	1,285,706	2,314,227	2,546,921

Expenses
Net losses and loss expenses	676,261	672,463	1,584,335	1,336,491
Acquisition costs	228,502	242,363	467,152	502,781
General and administrative expenses	140,652	165,395	297,712	340,486
Foreign exchange losses (gains)	9,709	(12,381)	(51,974)	(5,325)
Interest expense and financing costs	20,595	15,607	44,067	31,502
Reorganization expenses	392	3,276	(591)	18,096
Amortization of value of business acquired	1,285	7,194	3,083	20,298
Amortization of intangible assets	2,855	2,912	5,725	5,914
Total expenses	1,080,251	1,096,829	2,349,509	2,250,243

Income (loss) before income taxes and interest in income (loss) of equity method investments	123,831	188,877	(35,282)	296,678
Income tax expense	(10,893)	(14,469)	(6,026)	(15,703)
Interest in income (loss) of equity method investments	7,102	2,635	(16,475)	4,853
Net income (loss)	120,040	177,043	(57,783)	285,828
Preferred share dividends	7,563	10,656	15,125	21,313
Net income (loss) available (attributable) to common shareholders	$112,477	$166,387	$(72,908)	$264,515

Per share data
Earnings (loss) per common share:
Earnings (loss) per common share	$1.33	$1.98	$(0.87)	$3.16
Earnings (loss) per diluted common share	$1.33	$1.97	$(0.87)	$3.14
Weighted average common shares outstanding	84,303	83,941	84,198	83,834
Weighted average diluted common shares outstanding	84,600	84,401	84,198	84,338

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	Three months ended		Six months ended
	2020	2019	2020	2019
	(in thousands)
Net income (loss)	$120,040	$177,043	$(57,783)	$285,828
Other comprehensive income, net of tax:
Available for sale investments:
Unrealized gains arising during the period for which an allowance for expected credit losses has not been recognized	371,288	131,442	117,968	321,651
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	3,212	—	(3,029)	—
Adjustment for reclassification of net realized (gains) losses, impairment losses and OTTI losses recognized in net income (loss)	(6,816)	(6,949)	(1,159)	6,385
Unrealized gains arising during the period, net of reclassification adjustment	367,684	124,493	113,780	328,036
Foreign currency translation adjustment	3,834	2,556	(3,891)	5,219
Total other comprehensive income, net of tax	371,518	127,049	109,889	333,255
Comprehensive income	$491,558	$304,092	$52,106	$619,083

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	Three months ended		Six months ended
	2020	2019	2020	2019
	(in thousands)
Preferred shares
Balance at beginning of period	$550,000	$775,000	$775,000	$775,000
Shares repurchased	—	—	(225,000)	—
Balance at end of period	550,000	$775,000	$550,000	$775,000

Common shares (par value)
Balance at beginning and end of period	2,206	2,206	2,206	2,206

Additional paid-in capital
Balance at beginning of period	2,307,998	2,296,639	2,317,212	2,308,583
Treasury shares reissued	(456)	(756)	(19,151)	(20,058)
Share-based compensation expense	9,812	7,709	19,293	15,067
Balance at end of period	2,317,354	2,303,592	2,317,354	2,303,592

Accumulated other comprehensive income
Balance at beginning of period	(89,919)	29,096	171,710	(177,110)
Unrealized gains (losses) on available for sale investments, net of tax:
Balance at beginning of period	(72,383)	35,178	181,521	(168,365)
Unrealized gains arising during the period, net of reclassification adjustment	367,684	124,493	113,780	328,036
Balance at end of period	295,301	159,671	295,301	159,671
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	(17,536)	(6,082)	(9,811)	(8,745)
Foreign currency translation adjustment	3,834	2,556	(3,891)	5,219
Balance at end of period	(13,702)	(3,526)	(13,702)	(3,526)
Balance at end of period	281,599	156,145	281,599	156,145

Retained earnings
Balance at beginning of period	5,836,007	5,976,603	6,056,686	5,912,812
Net income (loss)	120,040	177,043	(57,783)	285,828
Preferred share dividends	(7,563)	(10,656)	(15,125)	(21,313)
Common share dividends	(35,455)	(34,413)	(70,749)	(68,750)
Balance at end of period	5,913,029	6,108,577	5,913,029	6,108,577

Treasury shares, at cost
Balance at beginning of period	(3,766,714)	(3,779,388)	(3,778,806)	(3,791,420)
Shares repurchased	(110)	(411)	(8,602)	(9,414)
Shares reissued	456	756	21,040	21,791
Balance at end of period	(3,766,368)	(3,779,043)	(3,766,368)	(3,779,043)

Total shareholders’ equity	$5,297,820	$5,566,477	$5,297,820	$5,566,477

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	Six months ended
	2020	2019
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(57,783)	$285,828
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net investment (gains) losses	9,831	(33,996)
Net realized and unrealized (gains) losses on other investments	39,700	(38,128)
Amortization of fixed maturities	14,850	8,592
Interest in (income) loss of equity method investments	16,475	(4,853)
Amortization of value of business acquired	3,083	20,298
Other amortization and depreciation	30,481	41,444
Share-based compensation expense, net of cash payments	7,125	9,100
Changes in:
Accrued interest receivable	9,223	(2,244)
Reinsurance recoverable balances on unpaid and paid losses	(353,946)	(146,353)
Deferred acquisition costs	(92,026)	(91,193)
Prepaid reinsurance premiums	(250,988)	(279,659)
Reserve for losses and loss expenses	438,746	(21,446)
Unearned premiums	797,402	869,640
Insurance and reinsurance balances, net	(440,688)	(580,450)
Other items	(65,493)	(53,163)
Net cash provided by (used in) operating activities	105,992	(16,583)

Cash flows from investing activities:
Purchases of:
Fixed maturities	(5,311,263)	(5,014,725)
Equity securities	(15,724)	(26,971)
Mortgage loans	(95,764)	(95,906)
Other investments	(75,803)	(141,525)
Short-term investments	(134,822)	(100,936)
Proceeds from the sale of:
Fixed maturities	5,357,595	3,796,747
Equity securities	86,833	2,456
Other investments	80,235	163,773
Short-term investments	81,215	205,607
Proceeds from redemption of fixed maturities	796,594	569,922
Proceeds from redemption of short-term investments	57,948	7,571
Proceeds from the repayment of mortgage loans	3,951	486
Purchase of other assets	(28,470)	(32,747)
Net cash provided by (used in) investing activities	802,525	(666,248)

Cash flows from financing activities:
Taxes paid on withholding shares	(8,602)	(9,414)
Dividends paid - common shares	(71,994)	(69,948)
Repurchase of preferred shares	(225,000)	—
Dividends paid - preferred shares	(16,706)	(21,313)
Net proceeds from issuance of senior notes	—	296,334
Redemption of senior notes	(500,000)	(250,000)
Net cash used in financing activities	(822,302)	(54,341)

Effect of exchange rate changes on foreign currency cash, cash equivalents and restricted cash	(13,839)	1,866
Increase (decrease) in cash, cash equivalents and restricted cash	72,376	(735,306)
Cash, cash equivalents and restricted cash - beginning of period	1,576,457	1,830,020
Cash, cash equivalents and restricted cash - end of period	$1,648,833	$1,094,714

Supplemental disclosures of cash flow information:
Income taxes paid (refund)	$(408)	$13,405
Interest paid	$34,820	$31,438

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

Insurance and reinsurance premium balances receivable of $3,527 million and $3,071 million at June 30, 2020 and December 31, 2019, respectively, were presented net of an allowance for expected credit losses. The allowance for expected credit losses was estimated based on the Company's analysis of amounts due, historical delinquencies and write-offs, and current economic conditions together with reasonable and supportable forecasts of short-term economic conditions, giving consideration to the potential impact from the COVID-19 pandemic. At June 30, 2020, the allowance for credit losses expected to be recognized over the life of premium balances receivable was $10 million, compared to an allowance for uncollectible premium balances receivable of $7 million at December 31, 2019. The allowance for expected credit losses is recognized in net income (loss). Any adjustment to the allowance for expected credit losses is recognized in the period in which it is determined. Write-offs of premium balances receivable together with associated allowances for expected credit losses are recognized in the period in which balances are deemed uncollectible. The Company does not have a history of significant write-offs.

Reinsurance recoverable on unpaid losses and loss expenses of $4,161 million and $3,878 million at June 30, 2020 and December 31, 2019, respectively, were presented net of an allowance for expected credit losses. The allowance for expected credit losses was estimated based on the Company's analysis of amounts due, historical delinquencies and write-offs, and disputes. In addition, the Company used a default analysis based on the reinsurers' credit rating and the length of collection periods to estimate allowances for credit expected losses on the remainder of the reinsurance recoverable balance. The default analysis considered current and forecasted economic conditions including the potential impact from the COVID-19 pandemic. At June 30, 2020, the allowance for credit losses expected to be recognized over the life of the reinsurance recoverable balances was $21 million, compared to an allowance for

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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

Mortgage loans, held for investment of $525 million and $433 million at June 30, 2020 and December 31, 2019, respectively, were presented net of an allowance for expected credit losses. The allowance for expected credit losses was estimated based on the Company’s analysis of projected lifetime losses. These projections take into account the Company’s experience with loan losses, defaults and loss severity, and loss expectations for loans with similar risk characteristics. These evaluations are revised as conditions change and new information becomes available. At June 30, 2020 and December 31, 2019, the allowance for credit losses expected to be recognized over the life of our mortgage loans was $nil. The allowance for expected credit losses is recognized in net investment gains (losses). Any adjustment to the allowance for expected credit losses is recognized in the period in which it is determined.

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

An available for sale fixed maturity is impaired if the fair value of the investment is below amortized cost. If a fixed maturity is impaired and the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the full amount of the impairment loss is charged to net income and is included in net investment gains (losses). In instances where the Company intends to hold the impaired fixed maturity, and it does not anticipate to fully recover the amortized cost, an allowance for expected credit losses is established. At June 30, 2020, the allowance for expected credit losses was $6 million. The allowance for expected credit losses is charged to net income and is included in net investment gains (losses). The non-credit impairment amount of the loss is recognized in other comprehensive income.
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
The following tables present the underwriting results of the Company's reportable segments, as well as the carrying values of allocated goodwill and intangible assets:

	2020			2019
Three months ended and at June 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$1,037,568	$678,615	$1,716,183	$968,325	$679,435	$1,647,760
Net premiums written	602,761	453,173	1,055,934	591,909	478,412	1,070,321
Net premiums earned	577,019	526,984	1,104,003	537,260	586,347	1,123,607
Other insurance related income (loss)	755	1,241	1,996	(695)	3,620	2,925
Net losses and loss expenses	(337,367)	(338,894)	(676,261)	(308,703)	(363,760)	(672,463)
Acquisition costs	(116,259)	(112,243)	(228,502)	(111,655)	(130,708)	(242,363)
General and administrative expenses	(89,751)	(24,073)	(113,824)	(104,898)	(28,149)	(133,047)
Underwriting income	$34,397	$53,015	87,412	$11,309	$67,350	78,659

Net investment income			45,040			137,949
Net investment gains			53,043			21,225
Corporate expenses			(26,828)			(32,348)
Foreign exchange (losses) gains			(9,709)			12,381
Interest expense and financing costs			(20,595)			(15,607)
Reorganization expenses			(392)			(3,276)
Amortization of value of business acquired			(1,285)			(7,194)
Amortization of intangible assets			(2,855)			(2,912)
Income before income taxes and interest in income of equity method investments			$123,831			$188,877

Net losses and loss expenses ratio	58.5%	64.3%	61.3%	57.5%	62.0%	59.8%
Acquisition cost ratio	20.1%	21.3%	20.7%	20.8%	22.3%	21.6%
General and administrative expense ratio	15.6%	4.6%	12.7%	19.5%	4.8%	14.7%
Combined ratio	94.2%	90.2%	94.7%	97.8%	89.1%	96.1%

Goodwill and intangible assets	$327,095	$—	$327,095	$353,428	$—	$353,428

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. SEGMENT INFORMATION (CONTINUED)

	2020			2019
Six months ended and at June 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$1,978,283	$2,169,058	$4,147,341	$1,819,421	$2,411,565	$4,230,986
Net premiums written	1,184,411	1,550,567	2,734,978	1,121,149	1,726,232	2,847,381
Net premiums earned	1,139,083	1,053,545	2,192,628	1,094,022	1,163,797	2,257,819
Other insurance related income (loss)	1,403	(8,113)	(6,710)	1,046	8,806	9,852
Net losses and loss expenses	(809,180)	(775,155)	(1,584,335)	(622,479)	(714,012)	(1,336,491)
Acquisition costs	(229,010)	(238,142)	(467,152)	(229,430)	(273,351)	(502,781)
General and administrative expenses	(190,529)	(53,257)	(243,786)	(210,932)	(60,988)	(271,920)
Underwriting income (loss)	$(88,233)	$(21,122)	(109,355)	$32,227	$124,252	156,479

Net investment income			138,140			245,254
Net investment gains (losses)			(9,831)			33,996
Corporate expenses			(53,926)			(68,566)
Foreign exchange gains			51,974			5,325
Interest expense and financing costs			(44,067)			(31,502)
Reorganization expenses			591			(18,096)
Amortization of value of business acquired			(3,083)			(20,298)
Amortization of intangible assets			(5,725)			(5,914)
Income (loss) before income taxes and interest in income (loss) of equity method investments			$(35,282)			$296,678

Net losses and loss expenses ratio	71.0%	73.6%	72.3%	56.9%	61.4%	59.2%
Acquisition cost ratio	20.1%	22.6%	21.3%	21.0%	23.5%	22.3%
General and administrative expense ratio	16.8%	5.0%	13.5%	19.2%	5.2%	15.0%
Combined ratio	107.9%	101.2%	107.1%	97.1%	90.1%	96.5%

Goodwill and intangible assets	$327,095	$—	$327,095	$353,428	$—	$353,428

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. INVESTMENTS
a)  Fixed Maturities and Equity securities

Fixed maturities

The following table provides the amortized cost and fair values of the Company's fixed maturities classified as available for sale:

	Amortized cost	Allowance for expected credit losses	Gross unrealized gains	Gross unrealized losses	Fair value

At June 30, 2020
Fixed maturities
U.S. government and agency	$1,942,952	$—	$70,341	$(26)	$2,013,267
Non-U.S. government	608,375	—	9,519	(9,797)	608,097
Corporate debt	4,513,997	(4,643)	200,202	(47,145)	4,662,411
Agency RMBS(1)	1,483,883	—	51,466	(276)	1,535,073
CMBS(2)	1,302,049	—	79,241	(4,026)	1,377,264
Non-agency RMBS	118,085	(20)	2,396	(2,242)	118,219
ABS(3)	1,558,578	(1,594)	9,798	(32,218)	1,534,564
Municipals(4)	187,966	—	9,730	(176)	197,520
Total fixed maturities	$11,715,885	$(6,257)	$432,693	$(95,906)	$12,046,415

At December 31, 2019
Fixed maturities
U.S. government and agency	$2,102,849	$—	$16,345	$(6,313)	$2,112,881
Non-U.S. government	564,505	—	14,535	(2,448)	576,592
Corporate debt	4,797,384	—	140,426	(7,556)	4,930,254
Agency RMBS(1)	1,570,823	—	25,215	(3,454)	1,592,584
CMBS(2)	1,340,156	—	29,838	(4,942)	1,365,052
Non-agency RMBS	84,381	—	1,393	(852)	84,922
ABS(3)	1,599,867	—	4,706	(5,880)	1,598,693
Municipals(4)	203,275	—	4,359	(407)	207,227
Total fixed maturities	$12,263,240	$—	$236,817	$(31,852)	$12,468,205

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. INVESTMENTS (CONTINUED)
Equity Securities

The following table provides the cost and fair values of the Company's equity securities:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
At June 30, 2020
Equity securities
Common stocks	$422	$13	$(371)	$64
Preferred stocks	6,249	1,183	(1)	7,431
Exchange-traded funds	141,748	37,825	(2,152)	177,421
Bond mutual funds	192,091	1,853	—	193,944
Total equity securities	$340,510	$40,874	$(2,524)	$378,860

At December 31, 2019
Equity securities
Common stocks	$504	$77	$(388)	$193
Preferred stocks	—	—	—	—
Exchange-traded funds	215,986	81,444	(105)	297,325
Bond mutual funds	182,466	—	(5,777)	176,689
Total equity securities	$398,956	$81,521	$(6,270)	$474,207

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. INVESTMENTS (CONTINUED)
Contractual Maturities of Fixed Maturities

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The table below provides the contractual maturities of fixed maturities:

	Amortized cost	Fair value	% of Total fair value

At June 30, 2020
Maturity
Due in one year or less	$399,074	$401,389	3.4%
Due after one year through five years	4,272,644	4,374,575	36.3%
Due after five years through ten years	2,371,695	2,489,188	20.7%
Due after ten years	209,877	216,143	1.8%
	7,253,290	7,481,295	62.2%
Agency RMBS	1,483,883	1,535,073	12.7%
CMBS	1,302,049	1,377,264	11.4%
Non-agency RMBS	118,085	118,219	1.0%
ABS	1,558,578	1,534,564	12.7%
Total	$11,715,885	$12,046,415	100.0%

At December 31, 2019
Maturity
Due in one year or less	$438,881	$443,228	3.6%
Due after one year through five years	4,810,202	4,884,837	39.2%
Due after five years through ten years	2,091,486	2,157,157	17.3%
Due after ten years	327,444	341,732	2.7%
	7,668,013	7,826,954	62.8%
Agency RMBS	1,570,823	1,592,584	12.8%
CMBS	1,340,156	1,365,052	10.9%
Non-agency RMBS	84,381	84,922	0.7%
ABS	1,599,867	1,598,693	12.8%
Total	$12,263,240	$12,468,205	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. INVESTMENTS (CONTINUED)
 Gross Unrealized Losses

The following table summarizes fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

At June 30, 2020
Fixed maturities
U.S. government and agency	$—	$—	$145,664	$(26)	$145,664	$(26)
Non-U.S. government	58,470	(4,522)	221,511	(5,275)	279,981	(9,797)
Corporate debt	104,368	(6,648)	910,430	(40,497)	1,014,798	(47,145)
Agency RMBS	10,288	(50)	48,970	(226)	59,258	(276)
CMBS	10,374	(931)	132,310	(3,095)	142,684	(4,026)
Non-agency RMBS	4,836	(1,075)	26,659	(1,167)	31,495	(2,242)
ABS	275,127	(10,585)	745,695	(21,633)	1,020,822	(32,218)
Municipals	—	—	14,905	(176)	14,905	(176)
Total fixed maturities	$463,463	$(23,811)	$2,246,144	$(72,095)	$2,709,607	$(95,906)

At December 31, 2019
Fixed maturities
U.S. government and agency	$9,536	$(67)	$614,705	$(6,246)	$624,241	$(6,313)
Non-U.S. government	99,466	(2,036)	18,361	(412)	117,827	(2,448)
Corporate debt	121,635	(3,847)	375,858	(3,709)	497,493	(7,556)
Agency RMBS	195,395	(1,816)	326,402	(1,638)	521,797	(3,454)
CMBS	24,281	(64)	364,641	(4,878)	388,922	(4,942)
Non-agency RMBS	6,345	(792)	25,816	(60)	32,161	(852)
ABS	535,780	(4,667)	404,641	(1,213)	940,421	(5,880)
Municipals	5,418	(34)	46,684	(373)	52,102	(407)
Total fixed maturities	$997,856	$(13,323)	$2,177,108	$(18,529)	$3,174,964	$(31,852)

Fixed Maturities

At June 30, 2020, 1,545 fixed maturities (2019: 1,190) were in an unrealized loss position of $96 million (2019: $32 million), of which $35 million (2019: $5 million) was related to securities below investment grade or not rated.

At June 30, 2020, 351 fixed maturities (2019: 497) had been in a continuous unrealized loss position for twelve months or greater and had a fair value of $463 million (2019: $998 million). The Company concluded that the unrealized loss on these securities as well as the remaining securities in an unrealized loss position were due to non-credit factors at June 30, 2020, and were expected to recover in value as the securities approach maturity. At June 30, 2020, the Company did not intend to sell the securities in an unrealized loss position and it is more likely than not that the Company will not be required to sell these securities before the anticipated recovery of their amortized costs.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. INVESTMENTS (CONTINUED)
b) Mortgage Loans

The following table provides details of the Company's mortgage loans held-for-investment:

	June 30, 2020		December 31, 2019
	Carrying value	% of Total	Carrying value	% of Total

Mortgage Loans held-for-investment:
Commercial	$524,757	100%	$432,748	100%
Total Mortgage Loans held-for-investment	$524,757	100%	$432,748	100%

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

The Company has a high quality mortgage loan portfolio with a weighted average debt service coverage ratio of 2.0x and a weighted average loan-to-value ratio of 59%. At June 30, 2020, there are no credit losses or past due amounts associated with the commercial mortgage loans held by the Company.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. INVESTMENTS (CONTINUED)
c) Other Investments

The following tables provide a summary of the Company's other investments, together with additional information relating to the liquidity of each category:

	Fair value		Redemption frequency (if currently eligible)	Redemption notice period

At June 30, 2020
Long/short equity funds	$23,299	3%	Annually	60 days
Multi-strategy funds	142,625	19%	Quarterly, Semi-annually	60-90 days
Direct lending funds	262,802	34%	n/a	n/a
Private equity funds	101,485	13%	n/a	n/a
Real estate funds	144,003	19%	n/a	n/a
CLO-Equities	9,943	1%	n/a	n/a
Other privately held investments	37,420	5%	n/a	n/a
Overseas deposits	47,058	6%	n/a	n/a
Total other investments	$768,635	100%

At December 31, 2019
Long/short equity funds	$31,248	4%	Annually	60 days
Multi-strategy funds	136,542	18%	Quarterly, Semi-annually	60-90 days
Direct lending funds	277,395	36%	n/a	n/a
Private equity funds	80,412	10%	n/a	n/a
Real estate funds	130,112	17%	n/a	n/a
CLO-Equities	14,328	2%	n/a	n/a
Other privately held investments	36,934	5%	n/a	n/a
Overseas deposits	63,952	8%	n/a	n/a
Total other investments	$770,923	100%

n/a - not applicable

Two common redemption restrictions which may impact the Company's ability to redeem hedge funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund's net assets which may otherwise hinder the general partner or investment manager's ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During the six months ended June 30, 2020 and 2019, neither of these restrictions impacted the Company's redemption requests. At June 30, 2020, $74 million (2019: $69 million), representing 44% (2019: 41%) of total hedge funds, relate to holdings where the Company is still within the lockup period. The expiration of these lockup periods range from October 2020 to March 2022.

At June 30, 2020, the Company had $153 million (2019: $170 million) of unfunded commitments as a limited partner in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from five to fifteen years and the General Partners of certain funds have the option to extend the term by up to three years.
At June 30, 2020, the Company had $20 million (2019: $24 million) of unfunded commitments as a limited partner in multi-strategy hedge funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until after the completion of the funds' investment term. These funds have investment terms ranging from two years to the dissolution of the underlying fund.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. INVESTMENTS (CONTINUED)
At June 30, 2020, the Company had $162 million (2019: $82 million) of unfunded commitments as a limited partner in funds which invest in real estate and real estate securities and businesses. These funds include an open-ended fund and funds with investment terms ranging from seven years to the dissolution of the underlying fund.
At June 30, 2020, the Company had $172 million (2019: $261 million) of unfunded commitments as a limited partner in private equity funds. The life of the funds is subject to the dissolution of the underlying funds. The Company expects the overall holding period to be over five years.

During 2015, the Company made a $50 million commitment as a limited partner of a bank revolver opportunity fund. The fund has an investment term of seven years and the General Partners have the option to extend the term by up to two years. At June 30, 2020, this commitment remains unfunded. It is not anticipated that the full amount of this fund will be drawn.

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

e) Net Investment Income

Net investment income was derived from the following sources:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Fixed maturities	$80,459	$97,370	$170,402	$188,752
Other investments	(37,580)	31,232	(39,700)	38,128
Equity securities	2,263	3,197	4,387	5,525
Mortgage loans	3,660	3,689	7,713	6,752
Cash and cash equivalents	2,392	8,138	7,323	13,940
Short-term investments	366	1,108	1,863	5,002
Gross investment income	51,560	144,734	151,988	258,099
Investment expenses	(6,520)	(6,785)	(13,848)	(12,845)
Net investment income	$45,040	$137,949	$138,140	$245,254

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. INVESTMENTS (CONTINUED)
f) Net Investment Gains (Losses)

The following table provides an analysis of net investment gains (losses):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Gross realized investment gains
Fixed maturities and short-term investments	$51,017	$18,971	$90,948	$29,409
Equity securities	22,038	154	23,958	1,598
Gross realized investment gains	73,055	19,125	114,906	31,007
Gross realized investment losses
Fixed maturities and short-term investments	(55,056)	(9,978)	(77,821)	(30,257)
Equity securities	(3,120)	(29)	(5,802)	(122)
Gross realized investment losses	(58,176)	(10,007)	(83,623)	(30,379)
Allowance for expected credit losses	13,761	—	(6,257)	—
Impairment losses(1)	(112)	—	(1,302)	—
OTTI losses	—	(834)	—	(4,870)
Change in fair value of investment derivatives(2)	154	(204)	3,316	(2,305)
Net unrealized gains (losses) on equity securities	24,361	13,145	(36,871)	40,543
Net investment gains (losses)	$53,043	$21,225	$(9,831)	$33,996

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
(2) Refer to Note 5 'Derivative Instruments'.

The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Balance at beginning of period	$20,019	$—	$—	$—
Expected credit losses on securities where credit losses were not previously recognized	2,357	—	22,376	—
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	(6,879)	—	(6,879)	—
Impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—	—	—
Securities sold/redeemed/matured	(9,240)	—	(9,240)	—
Balance at end of period	$6,257	$—	$6,257	$—

g) Reverse Repurchase Agreements

At June 30, 2020, the Company held $249 million (2019: $nil) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents in the Company's consolidated balance sheets. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, the Company receives principal and interest income. The Company monitors the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. FAIR VALUE MEASUREMENTS (CONTINUED)
The tables below present the financial instruments measured at fair value on a recurring basis for the periods indicated:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At June 30, 2020
Assets
Fixed maturities
U.S. government and agency	$1,929,996	$83,271	$—	$—	$2,013,267
Non-U.S. government	—	608,097	—	—	608,097
Corporate debt	—	4,660,113	2,298	—	4,662,411
Agency RMBS	—	1,535,073	—	—	1,535,073
CMBS	—	1,372,830	4,434	—	1,377,264
Non-agency RMBS	—	108,657	9,562	—	118,219
ABS	—	1,534,123	441	—	1,534,564
Municipals	—	197,520	—	—	197,520
	1,929,996	10,099,684	16,735	—	12,046,415
Equity securities
Common stocks	64	—	—	—	64
Preferred stocks	7,431	—	—	—	7,431
Exchange-traded funds	177,421	—	—	—	177,421
Bond mutual funds	—	193,944	—	—	193,944
	184,916	193,944	—	—	378,860
Other investments
Hedge funds (1)	—	—	—	165,924	165,924
Direct lending funds	—	—	—	262,802	262,802
Private equity funds	—	—	—	101,485	101,485
Real estate funds	—	—	—	144,003	144,003
CLO-Equities	—	—	9,943	—	9,943
Other privately held investments	—	—	37,420	—	37,420
Overseas deposits	—	47,058	—	—	47,058
	—	47,058	47,363	674,214	768,635
Short-term investments	—	34,337	—	—	34,337
Other assets
Derivative instruments (refer to Note 5)	—	3,415	—	—	3,415
Total Assets	$2,114,912	$10,378,438	$64,098	$674,214	$13,231,662
Liabilities
Derivative instruments (refer to Note 5)	$—	$1,850	$9,818	$—	$11,668
Cash settled awards (refer to Note 8)	—	7,675	—	—	7,675
Total Liabilities	$—	$9,525	$9,818	$—	$19,343

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

(1) Includes Long/short equity and Multi-strategy funds.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. FAIR VALUE MEASUREMENTS (CONTINUED)
The following table quantifies the significant unobservable inputs used in estimating fair values at June 30, 2020 of investments classified as Level 3 in the fair value hierarchy:

	Fair value	Valuation technique	Unobservable input	Range	Weighted average

Other investments - CLO-Equities	$9,943	Discounted cash flow	Default rates	3.8%	3.8%
			Loss severity rate	50.0%	50.0%
			Collateral spreads	3.0%	3.0%
			Estimated maturity dates	6 years	6 years

Derivatives - Other underwriting-related derivatives	$(9,818)	Discounted cash flow	Discount rate	0.5%	0.5%

Note: Fixed maturities of $17 million that are classified as Level 3 are excluded from the above table as these securities are priced using broker-dealer quotes. In addition, privately held investments of $37 million that are classified as Level 3 are excluded from the above table as these investments are priced using capital statements received from investee companies.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. FAIR VALUE MEASUREMENTS (CONTINUED)
The following tables present changes in Level 3 for financial instruments measured at fair value on a recurring basis:

	Opening balance	Transfers into Level 3	Transfers out of Level 3	Included in net income(1)	Included in OCI (2)	Purchases	Sales	Settlements/ distributions	Closing balance	Change in unrealized gains/(losses) (3)

Three months ended June 30, 2020
Fixed maturities
Corporate debt	$2,245	$—	$—	$—	$53	$—	$—	$—	$2,298	$—
CMBS	4,371	—	—	—	81	—	—	(18)	4,434	—
Non-agency RMBS	9,185	—	—	—	377	—	—	—	9,562	—
ABS	336	—	—	—	105	—	—	—	441	—
	16,137	—	—	—	616	—	—	(18)	16,735	—
Other investments
CLO-Equities	12,793	—	—	(2,322)	—	—	—	(528)	9,943	(2,322)
Other privately held investments	37,441	—	—	(76)	—	55	—	—	37,420	(76)
	50,234	—	—	(2,398)	—	55	—	(528)	47,363	(2,398)
Total assets	$66,371	$—	$—	$(2,398)	$616	$55	$—	$(546)	$64,098	$(2,398)

Other liabilities
Derivative instruments	$20,164	$—	$—	$(375)	$—	$—	$—	$(9,971)	$9,818	$(346)
Total liabilities	$20,164	$—	$—	$(375)	$—	$—	$—	$(9,971)	$9,818	$(346)

Six months ended June 30, 2020
Fixed maturities
Corporate debt	$2,297	$—	$—	$—	$1	$—	$—	$—	$2,298	$—
CMBS	5,235	—	—	—	(212)	—	—	(589)	4,434	—
Non-agency RMBS	—	9,185	—	—	377	—	—	—	9,562	—
ABS	489	—	—	—	(48)	—	—	—	441	—
	8,021	9,185	—	—	118	—	—	(589)	16,735	—
Other investments
CLO-Equities	14,328	—	—	(3,169)	—	—	—	(1,216)	9,943	(3,169)
Other privately held investments	36,934	—	—	4	—	482	—	—	37,420	4
	51,262	—	—	(3,165)	—	482	—	(1,216)	47,363	(3,165)
Total assets	$59,283	$9,185	$—	$(3,165)	$118	$482	$—	$(1,805)	$64,098	$(3,165)

Other liabilities
Derivative instruments	$9,672	$—	$—	$10,117	$—	$—	$—	$(9,971)	$9,818	$146
Total liabilities	$9,672	$—	$—	$10,117	$—	$—	$—	$(9,971)	$9,818	$146

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. FAIR VALUE MEASUREMENTS (CONTINUED)

	Opening balance	Transfers into Level 3	Transfers out of Level 3	Included in net income(1)	Included in OCI (2)	Purchases	Sales	Settlements/ distributions	Closing balance	Change in unrealized gains/(losses))(3)

Three months ended June 30, 2019
Fixed maturities
Corporate debt	$41,125	$—	$—	$(763)	$309	$—	$(31)	$(1,503)	$39,137	$—
CMBS	11,145	—	—	—	21	—	—	(1,274)	9,892	—
Non-agency RMBS	—	—	—	—	—	—	—	—	—	—
ABS	12,043	—	(11,564)	—	12	—	—	—	491	—
	64,313	—	(11,564)	(763)	342	—	(31)	(2,777)	49,520	—
Other investments
CLO-Equities	18,022	—	—	833	—	—	—	(1,057)	17,798	833
Other privately held investments	47,685	—	—	14,194	—	—	(33,427)	—	28,452	767
	65,707	—	—	15,027	—	—	(33,427)	(1,057)	46,250	1,600
Total assets	$130,020	$—	$(11,564)	$14,264	$342	$—	$(33,458)	$(3,834)	$95,770	$1,600

Other liabilities
Derivative instruments	$10,233	$—	$—	$29	$—	$—	$—	$—	$10,262	$29
Total liabilities	$10,233	$—	$—	$29	$—	$—	$—	$—	$10,262	$29

Six months ended June 30, 2019
Fixed maturities
Corporate debt	$49,012	$—	$—	$(1,459)	$933	$—	$(5,578)	$(3,771)	$39,137	$—
CMBS	19,134	—	(4,767)	—	164	—	—	(4,639)	9,892	—
Non-agency RMBS	—	—	—	—	—	—	—	—	—	—
ABS	18,533	—	(27,966)	—	174	9,750	—	—	491	—
	86,679	—	(32,733)	(1,459)	1,271	9,750	(5,578)	(8,410)	49,520	—
Other investments
CLO-Equities	21,271	—	—	1,248	—	—	—	(4,721)	17,798	1,248
Other privately held investments	44,518	—	—	14,861	—	2,500	(33,427)	—	28,452	1,434
	65,789	—	—	16,109	—	2,500	(33,427)	(4,721)	46,250	2,682
Total assets	$152,468	$—	$(32,733)	$14,650	$1,271	$12,250	$(39,005)	$(13,131)	$95,770	$2,682

Other liabilities
Derivative instruments	$10,299	$—	$—	$(37)	$—	$—	$—	$—	$10,262	$(37)
Total liabilities	$10,299	$—	$—	$(37)	$—	$—	$—	$—	$10,262	$(37)

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. FAIR VALUE MEASUREMENTS (CONTINUED)
Transfers into Level 3 from Level 2

There were no transfers into Level 3 from Level 2 during the three months ended June 30, 2020. The transfers into Level 3 from Level 2 during the six months ended June 30, 2020 were primarily due to the lack of observable market inputs and multiple quotes from pricing vendors and broker-dealers for certain fixed maturities. There were no transfers into Level 3 from Level 2 during the three and six months ended June 30, 2019.

Transfers out of Level 3 into Level 2

There were no transfers out of Level 3 into Level 2 during the three and six months ended June 30, 2020. The transfers out of Level 3 into Level 2 during the three and six months ended June 30, 2019 were primarily due to the availability of observable market inputs and multiple quotes from pricing vendors for certain fixed maturities.

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

For direct lending funds, private equity funds, real estate funds and two of the Company's hedge funds, valuation statements are typically released on a reporting lag therefore the Company estimates the fair value of these funds by starting with the most recent fund valuations and adjusting for capital calls, redemptions, drawdowns and distributions. Return estimates are not available from the relevant fund managers for these funds therefore the Company typically has a reporting lag in its fair value measurements of these funds. At June 30, 2020, funds reported on a lag represented 70% (2019: 68%) of the Company's total other investments balance.

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
At June 30, 2020, the carrying values of cash and cash equivalents including restricted amounts, accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated their fair values due to their short maturities. As these financial instruments are not actively traded, their fair values are classified as Level 2.

At June 30, 2020, the carrying value of mortgage loans held-for-investment approximated their fair value. The fair values of mortgage loans are primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk or are determined from pricing for similar loans. As mortgage loans are not actively traded their fair values are classified as Level 3.

At June 30, 2020, Company's debt was recorded at amortized cost with a carrying value of $1,309 million (2019: $1,808 million) and a fair value of $1,400 million (2019: $1,896 million). The fair value of the Company's debt is based on prices obtained from a third-party pricing service and is determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As the yields for the risk-free yield curve and the spreads are observable market inputs, the fair value of the Company's debt is classified as Level 2.

5. DERIVATIVE INSTRUMENTS

The following table provides the balance sheet classifications of derivatives recorded at fair value:

	June 30, 2020			December 31, 2019
	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)

Relating to investment portfolio:
Foreign exchange forward contracts	$83,470	$1	$455	$68,998	$—	$1,405
Relating to underwriting portfolio:
Foreign exchange forward contracts	859,203	3,414	1,395	1,038,630	3,174	2,560
Other underwriting-related contracts	75,000	—	9,818	85,000	—	9,672
Total derivatives		$3,415	$11,668		$3,174	$13,637

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

The following table provides a reconciliation of gross derivative assets and liabilities to the net amounts presented in the consolidated balance sheets, with the difference being attributable to the impact of master netting agreements:

	June 30, 2020			December 31, 2019
	Gross amounts	Gross amounts offset	Net amounts(1)	Gross amounts	Gross amounts offset	Net amounts(1)

Derivative assets	$8,263	$(4,848)	$3,415	$7,673	$(4,499)	$3,174
Derivative liabilities	$16,516	$(4,848)	$11,668	$18,136	$(4,499)	$13,637

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. DERIVATIVE INSTRUMENTS (CONTINUED)
The total unrealized and realized gains (losses) recognized in net income for derivatives not designated as hedges are shown in the following table:

	Location of gain (loss) recognized in net income	Three months ended June 30,		Six months ended June 30,
		2020	2019	2020	2019

Relating to investment portfolio:
Foreign exchange forward contracts	Net investment gains (losses)	$154	$620	$3,316	$1,372
Interest rate swaps	Net investment gains (losses)	—	(824)	—	(3,677)
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange gains (losses)	(870)	802	(1,559)	(9,715)
Other underwriting-related contracts	Other insurance related income (losses)	470	271	(9,730)	618
Total		$(246)	$869	$(7,973)	$(11,402)

6. RESERVE FOR LOSSES AND LOSS EXPENSES

Reserve Roll-Forward

The following table presents a reconciliation of the Company's beginning and ending gross reserve for losses and loss expenses and net reserves for unpaid losses and loss expenses:

	Six months ended June 30,
	2020	2019

Gross reserve for losses and loss expenses, beginning of period	$12,752,081	$12,280,769
Less reinsurance recoverable on unpaid losses and loss expenses, beginning of period	(3,877,756)	(3,501,669)
Net reserve for unpaid losses and loss expenses, beginning of period	8,874,325	8,779,100

Net incurred losses and loss expenses related to:
Current year	1,593,102	1,374,784
Prior years	(8,767)	(38,293)
	1,584,335	1,336,491
Net paid losses and loss expenses related to:
Current year	(89,724)	(132,111)
Prior years	(1,271,987)	(1,304,413)
	(1,361,711)	(1,436,524)

Foreign exchange and other	(78,304)	10,832

Net reserve for unpaid losses and loss expenses, end of period	9,018,645	8,689,899
Reinsurance recoverable on unpaid losses and loss expenses, end of period	4,160,521	3,564,812
Gross reserve for losses and loss expenses, end of period	$13,179,166	$12,254,711

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
The Company writes business with loss experience generally characterized as low frequency and high severity in nature, which can result in volatility in its financial results. During the six months ended June 30, 2020, the Company recognized catastrophe and weather-related losses, net of reinstatement premiums of $336 million (2019 $36 million).

Estimates for Significant Catastrophe Events

At June 30, 2020, net reserves for losses and loss expenses included estimated amounts for numerous catastrophe events. The magnitude and complexity of losses arising from certain of these events inherently increase the level of uncertainty, and therefore, increase the level of management judgment involved in arriving at estimated net reserves for losses and loss expenses. These events include the COVID-19 pandemic in 2020, Japanese Typhoons Hagibis, Faxai and Tapah, Hurricane Dorian, and the Australia Wildfires in 2019, Hurricanes Michael and Florence, California Wildfires, and Typhoon Jebi in 2018, and Hurricanes Harvey, Irma and Maria, and the California Wildfires in 2017. Actual losses for these events may ultimately differ materially from the Company's current estimates.

The estimate of net reserves for losses and loss expenses related to the COVID-19 pandemic represented the Company's best estimate of losses and loss adjustment expenses that have been incurred at June 30, 2020. The determination of the Company's net reserves for losses and loss expenses for its insurance segment was based on its ground-up assessment of coverage from individual contracts and treaties, including a review of contracts with potential exposure to the COVID-19 pandemic. The determination of the Company's net reserves for losses and loss expenses for its reinsurance segment was largely based on a range of industry insured loss estimates and market share analyses, supplemented by a review of in-force treaties that may provide coverage and catastrophe modeling analyses, where appropriate. In addition, the Company considered preliminary information received from clients, brokers and loss adjusters.
The estimate of net reserves for losses and loss expenses related to the COVID-19 pandemic was subject to significant uncertainty. This uncertainty was driven by the inherent difficulty in making assumptions around the impact of the COVID-19 pandemic due to the lack of comparable events, the ongoing nature of the event, and its far-reaching impacts on world-wide economies and the health of the population. These assumptions include:

•the nature and the duration of the pandemic;
•the effects on human health, the economy and the Company's customers;
•the response of government bodies including legislative, regulatory or judicial actions and social influences that could alter the interpretation of the Company's contracts;
•the coverage provided under the Company's contracts;
•the coverage provided by its ceded reinsurance; and
•the evaluation of the loss and impact of loss mitigation actions.

While the Company believes its estimate of net reserves for losses and loss expenses is adequate for losses and loss adjustment expenses that have been incurred at June 30, 2020 based on current facts and circumstances, the Company will continue to monitor the appropriateness of its assumptions as new information comes to light and will adjust its estimate of net reserves for losses and loss adjustment expenses, as appropriate. Actual losses for these events may ultimately differ materially from the Company's current estimates.

The estimate of net reserves for losses and loss expenses related to catastrophe events other than COVID-19 were derived from ground-up assessments of in-force contracts and treaties providing coverage in the affected regions. These assessments took into account the latest information available from clients, brokers and loss adjusters. In addition, the Company considered industry insured loss estimates, market share analyses and catastrophe modeling analyses, where appropriate. Estimates are subject to change as additional loss data becomes available. Actual losses for these events may ultimately differ materially from the Company's current estimates.

The Company continues to monitor paid and incurred loss development for catastrophe events and updates estimates of ultimate losses accordingly.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
Prior Year Reserve Development

The Company's net favorable prior year reserve development arises from changes to estimates of losses and loss expenses related to loss events that occurred in previous calendar years. The following table presents net prior year reserve development by segment:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Insurance	$420	$21,326	$4,251	$28,240
Reinsurance	2,235	2,295	4,516	10,053
Total	$2,655	$23,621	$8,767	$38,293

The following tables map the Company's lines of business to reserve classes and the expected claim tails:

Insurance segment
Reserve class and tail

	Property and other	Marine	Aviation	Credit and political risk	Professional lines	Liability

	Short	Short	Short/Medium	Medium	Medium	Long

Reported lines of business
Property	X
Marine		X
Terrorism	X
Aviation			X
Credit and political risk				X
Professional lines					X
Liability						X
Accident and health	X
Discontinued lines - Novae	X				X	X

Reinsurance segment
Reserve class and tail

	Property and other	Credit and surety	Professional lines	Motor	Liability

	Short	Medium	Medium	Long	Long

Reported lines of business
Catastrophe	X
Property	X
Credit and surety		X
Professional lines			X
Motor				X
Liability					X
Engineering	X
Agriculture	X
Marine and other	X
Accident and health	X
Discontinued lines - Novae	X			X	X

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
Short-tail business

Short-tail business includes the underlying exposures in property and other, marine and aviation reserve classes in the insurance segment, and the property and other reserve class in the reinsurance segment.

For the three months ended June 30, 2020, these reserve classes contributed net favorable prior year reserve development of $22 million, including net favorable prior year reserve development of $25 million contributed by the insurance property and other reserve class, partially offset by net adverse prior year reserve development of $4 million recognized by the reinsurance property and other reserve class.

For the six months ended June 30, 2020, these reserve classes contributed net favorable prior year reserve development of $32 million, including net favorable prior year reserve development of $37 million contributed by the insurance property and other reserve class and net favorable prior year development of $6 million contributed by the insurance aviation reserve class, partially offset by of net adverse prior year reserve development of $8 million recognized by the reinsurance property and other reserve class.

For the three months ended June 30, 2019, these reserve classes recognized net adverse prior year reserve development of $19 million, including $30 million of net adverse prior year reserve development recognized by the reinsurance property and other reserve class, partially offset by net favorable prior year development of $6 million contributed by the insurance property and other reserve class and net favorable prior year development of $5 million contributed by the insurance marine reserve class.

For the six months ended June 30, 2019, these reserve classes recognized net adverse prior year reserve development of $52 million, including $59 million of net adverse prior year reserve development recognized by the reinsurance property and other reserve class and $16 million of net adverse prior year reserve development recognized by the insurance property and other reserve class, partially offset by net favorable prior year reserve development of $22 million contributed by the insurance marine reserve class.

Medium-tail business

Medium-tail business consists primarily of insurance and reinsurance professional lines reserve classes, insurance credit and political risk reserve class and reinsurance credit and surety reserve class.

For the three and six months ended June 30, 2020, the insurance professional lines reserve class recorded net adverse prior year reserve development of $9 million and $14 million, respectively, reflecting reserve strengthening associated with recent accidents years. For the three and six months ended June 30, 2019, the insurance professional lines reserve class recorded net favorable prior year reserve development of $4 million and $10 million, respectively, reflecting generally favorable experience on older accident years as the Company continued to transition to more experience based actuarial methods.

For the three months ended June 30, 2020, the reinsurance professional lines reserve class recorded net adverse prior year reserve development of $5 million reflecting reserve strengthening associated with recent accidents years. For the three and six months ended June 30, 2019, the reinsurance professional lines reserve class recorded net favorable prior year reserve development of $6 million and $8 million, respectively, reflecting generally favorable experience on older accident years as the Company continued to transition to more experience based actuarial methods.

For the three and six months ended June 30, 2019, insurance credit and political risk reserve class recorded net favorable prior year reserve development of $7 million and $9 million, respectively, reflecting better than expected loss emergence.

For the three and six months ended June 30, 2020, the reinsurance credit and surety reserve class recorded net favorable prior year reserve development of $10 million (2019: $17 million) and $15 million (2019: $27 million), respectively, reflecting better than expected loss emergence.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
Long-tail business

Long-tail business consists primarily of insurance and reinsurance liability reserve classes and reinsurance motor reserve class.

For the three and six months ended June 30, 2020, the insurance liability reserve class recognized net adverse prior year reserve development of $17 million and $21 million, respectively, due to reserve strengthening within the U.S. book of business related to recent accident years.

For the six months ended June 30, 2020, the reinsurance liability reserve class recognized net adverse prior year reserve development of $21 million due to reserve strengthening within the U.S. and European books of business. For the three and six months ended June 30, 2019, the reinsurance liability reserve class recognized net favorable prior year reserve development of $11 million and $23 million, respectively, due to increased weight given by management to experience based indications on older accident years.

For the three and six months ended June 30, 2020, the reinsurance motor reserve class recognized net favorable prior year reserve development of $4 million and $18 million (2019: $11 million) primarily attributable to non-proportional treaty business on older accident years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. EARNINGS PER COMMON SHARE
The following table presents a comparison of earnings (loss) per common share and earnings (loss) per diluted common share:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Earnings (loss) per common share
Net income (loss)	$120,040	$177,043	$(57,783)	$285,828
Less: Preferred share dividends	7,563	10,656	15,125	21,313
Net income (loss) available (attributable) to common shareholders	112,477	166,387	(72,908)	264,515
Weighted average common shares outstanding	84,303	83,941	84,198	83,834
Earnings (loss) per common share	$1.33	$1.98	$(0.87)	$3.16

Earnings (loss) per diluted common share
Net income (loss) available (attributable) to common shareholders	$112,477	$166,387	$(72,908)	$264,515

Weighted average common shares outstanding	84,303	83,941	84,198	83,834
Share-based compensation plans(1)	297	460	—	504
Weighted average diluted common shares outstanding	84,600	84,401	84,198	84,338

Earnings (loss) per diluted common share	$1.33	$1.97	$(0.87)	$3.14

Weighted average anti-dilutive shares excluded from the dilutive computation	1,391	3	1,098	302

(1) Due to the net loss recognized for the six months ended June 30, 2020, the share equivalents were anti-dilutive.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. SHARE-BASED COMPENSATION
Share-Settled Awards

The following table provides an activity summary of the Company's share-settled restricted stock units for the six months ended June 30, 2020:

	Share-Settled Performance Restricted Stock Units		Share-Settled Service Restricted Stock Units
	Number of restricted stock units	Weighted average grant date fair value(1)	Number of restricted stock units	Weighted average grant date fair value(1)

Non-vested restricted stock units - beginning of period	258	$53.31	1,273	$54.32
Granted	97	62.26	786	60.95
Vested	(27)	64.01	(474)	55.25
Forfeited	—	—	(40)	57.33
Non-vested restricted stock units - end of period	328	$55.09	1,545	$57.33

(1) Fair value is based on the closing price of the Company's common shares on the grant date.

Cash-Settled awards

The following table provides an activity summary of the Company's cash-settled restricted stock units for the six months ended June 30, 2020:

	Cash-Settled Performance Restricted Stock Units	Cash-Settled Service Restricted Stock Units
	Number of restricted stock units	Number of restricted stock units

Non-vested restricted stock units - beginning of period	6	853
Granted	—	1
Vested	(6)	(322)
Forfeited	—	(25)
Non-vested restricted stock units - end of period	—	507

The following table provides additional information related to share-based compensation:

Six months ended June 30,	2020	2019

Share-based compensation expense(1)	$25,410	$28,557
Tax benefits associated with share-based compensation expense	$3,995	$4,263
Liability for cash-settled restricted stock units(2)	$7,675	$12,946
Fair value of restricted stock units vested(3)	$46,490	$49,323
Unrecognized share-based compensation expense	$98,005	$104,947
Expected weighted average period associated with the recognition of unrecognized share-based compensation expense	2.7 years	2.7 years

(1) Related to share-settled restricted stock units and cash-settled restricted stock units.
(2) Included in other liabilities in the consolidated balance sheets.
(3) Fair value is based on the closing price of the Company's common shares on the vest date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. SHAREHOLDERS' EQUITY
The following table presents changes in common shares issued and outstanding:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Shares issued, balance at beginning of period	176,580	176,580	176,580	176,580
Shares issued	—	—	—	—
Total shares issued at end of period	176,580	176,580	176,580	176,580

Treasury shares, balance at beginning of period	(92,282)	(92,646)	(92,621)	(92,994)
Shares repurchased	(3)	(7)	(153)	(164)
Shares reissued	11	20	500	525
Total treasury shares at end of period	(92,274)	(92,633)	(92,274)	(92,633)

Total shares outstanding	84,306	83,947	84,306	83,947

Treasury Shares

The following table presents common share repurchased from shares held in Treasury:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

In the open market:
Total shares	—	—	—	—
Total cost	$—	$—	$—	$—
Average price per share(1)	$—	$—	$—	$—

From employees:(2)
Total shares	3	7	153	164
Total cost	$110	$411	$8,602	$9,414
Average price per share(1)	$36.77	$58.34	$56.05	$57.22

Total shares repurchased:
Total shares	3	7	153	164
Total cost	$110	$411	$8,602	$9,414
Average price per share(1)	$36.77	$58.34	$56.05	$57.22

(1) Calculated using whole numbers.
(2)  Shares are repurchased from employees to satisfy withholding tax liabilities related to the vesting of share-settled restricted stock units.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. SHAREHOLDERS' EQUITY (CONTINUED)
Dividends

The following table presents dividends declared and paid related to the Company's common and preferred shares:

	Per share data
	Dividends declared	Dividends paid in period of declaration	Dividends paid in period following declaration

Three months ended June 30, 2019
Common shares	$0.40	$—	$0.40
Series D preferred shares	$0.34	$—	$0.34
Series E preferred shares	$34.38	$—	$34.38
Three months ended June 30, 2020
Common shares	$0.41	$—	$0.41
Series E preferred shares	$34.38	$—	$34.38

Six months ended June 30, 2019
Common shares	$0.80	$0.40	$0.40
Series D preferred shares	$0.69	$0.35	$0.34
Series E preferred shares	$68.75	$34.38	$34.38
Six months ended June 30, 2020
Common shares	$0.82	$0.41	$0.41
Series E preferred shares	$68.75	$34.38	$34.38

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10. DEBT AND FINANCING ARRANGEMENTS
a)Debt

On June 1, 2020, AXIS Specialty Finance LLC, a 100% owned finance subsidiary, repaid $500 million aggregate principal amount of 5.875% Senior Notes at their stated maturity.

b)Letters of Credit

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

12. REORGANIZATION EXPENSES

For the three and six months ended months ended June 30, 2020, reorganization expenses were $0.4 million (2019: $3 million) and ($0.6) million (2019: $18 million), respectively, related to the Company's transformation program which was launched in 2017. This program encompasses the integration of Novae which commenced in the fourth quarter of 2017, the realignment of the Company's accident and health business, together with other initiatives designed to increase efficiency and enhance profitability while delivering a customer-centric operating model.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13. OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the tax effects allocated to each component of other comprehensive income (loss):

	2020			2019
	Before tax amount	Income tax (expense) benefit	Net of tax amount	Before tax amount	Income tax (expense) benefit	Net of Tax Amount

Three months ended June 30,
Available for sale investments:
Unrealized gains arising during the period for which an allowance for expected credit losses has not been recognized	$412,802	$(41,514)	$371,288	$146,907	$(15,465)	$131,442
Unrealized gains arising during the period for which an allowance for expected credit losses has been recognized	3,342	(130)	3,212	—	—	—
Adjustment for reclassification of net realized (gains) losses, impairment losses and OTTI losses recognized in net income (loss)	(9,610)	2,794	(6,816)	(8,141)	1,192	(6,949)
Unrealized gains arising during the period, net of reclassification adjustment	406,534	(38,850)	367,684	138,766	(14,273)	124,493
Foreign currency translation adjustment	3,834	—	3,834	2,556	—	2,556
Total other comprehensive income, net of tax	$410,368	$(38,850)	$371,518	$141,322	$(14,273)	$127,049

Six months ended June 30,
Available for sale investments:
Unrealized gains arising during the period for which an allowance for expected credit losses has not been recognized	$140,018	$(22,050)	$117,968	$353,712	$(32,061)	$321,651
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has be recognized	(2,757)	(272)	(3,029)	—	—	—
Adjustment for reclassification of net realized (gains) losses, impairment losses and OTTI losses recognized in net income (loss)	(5,484)	4,325	(1,159)	5,733	652	6,385
Unrealized gains arising during the period, net of reclassification adjustment	131,777	(17,997)	113,780	359,445	(31,409)	328,036
Foreign currency translation adjustment	(3,891)	—	(3,891)	5,219	—	5,219
Total other comprehensive income, net of tax	$127,886	$(17,997)	$109,889	$364,664	$(31,409)	$333,255

The following table presents details of amounts reclassified from accumulated other comprehensive income ("AOCI") to net income (loss):

		Amount reclassified from AOCI(1)
AOCI Components	Consolidated statement of operations line item that includes reclassification adjustment	Three months ended June 30,		Six months ended June 30,
		2020	2019	2020	2019

Unrealized gains on available for sale investments
	Other realized gains (losses)	$9,722	$8,975	$6,786	$(863)
	Impairment losses	(112)	—	(1,302)	—
	OTTI losses	—	(834)	—	(4,870)
	Total before tax	9,610	8,141	5,484	(5,733)
	Income tax (expense) benefit	(2,794)	(1,192)	(4,325)	(652)
	Net of tax	$6,816	$6,949	$1,159	$(6,385)

(1)     Amounts in parentheses are charges to net income (loss).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2020 and 2019 and our financial condition at June 30, 2020 and December 31, 2019. This should be read in conjunction with Item 1 'Consolidated Financial Statements' of this report and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019. Tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

SECOND QUARTER 2020 FINANCIAL HIGHLIGHTS

Second Quarter 2020 Consolidated Results of Operations

•Net income available to common shareholders of $112 million, or $1.33 per common share and diluted common share
•Operating income(1) of $72 million, or $0.84 per diluted common share(1)
•Gross premiums written of $1.7 billion
•Net premiums written of $1.1 billion
•Net premiums earned of $1.1 billion
•Estimated pre-tax catastrophe and weather-related losses, net of reinsurance and reinstatement premiums, of $36 million (insurance: $16 million and reinsurance: $20 million), or 3.5 points on the current accident year loss ratio, primarily attributable to weather-related events.
•Underwriting income(2) of $87 million and combined ratio of 94.7%
•Net investment income of $45 million
•Net investment gains of $53 million
•Foreign exchange losses of $10 million
Second Quarter 2020 Consolidated Financial Condition
•Total cash and investments of $15.2 billion; fixed maturities, cash and short-term securities comprise 90% of total cash and investments and have an average credit rating of AA-
•Total assets of $26.4 billion
•Reserve for losses and loss expenses of $13.2 billion and reinsurance recoverable on unpaid and paid losses and loss expenses, net of allowance for expected credit losses of $4.6 billion
•Total debt of $1.3 billion and debt to total capital ratio(3) of 19.8%
•Common shareholders’ equity of $4.7 billion; book value per diluted common share of $55.09
(1)Operating income (loss) and operating income (loss) per diluted common share are non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. The reconciliations to the most comparable GAAP financial measures, net income (loss) available (attributable) to common shareholders and earnings (loss) per diluted common share, respectively, and a discussion of the rationale for the presentation of these items are provided in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures Reconciliation'.
(2)Consolidated underwriting income (loss) is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to net income (loss), the most comparable GAAP financial measure, is presented in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Results of Operations'.
(3)The debt to total capital ratio is calculated by dividing debt by total capital. Total capital represents the sum of total shareholders’ equity and debt.

OVERVIEW

Business Overview
AXIS Capital Holdings Limited ("AXIS Capital"), through its operating subsidiaries, is a global provider of specialty lines insurance and treaty reinsurance with operations in Bermuda, the U.S., Europe, Singapore, Canada and the Middle East. Our underwriting operations are organized around our global underwriting platforms, AXIS Insurance and AXIS Re.
We provide our clients and distribution partners with a broad range of risk transfer products and services, and meaningful capacity, backed by significant financial strength. We manage our portfolio holistically, aiming to construct the optimum consolidated portfolio of risks, consistent with our risk appetite and development of our franchise. We nurture an ethical, entrepreneurial and disciplined culture that promotes outstanding client service, intelligent risk taking and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a global leader in specialty risks. The execution of our strategy for the first six months of 2020 included the following:

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

Outlook

We are committed to leadership in specialty insurance and global reinsurance, where we have depth of talent and expertise. We believe we are well-positioned to succeed in the rapidly evolving marketplace. Through our hybrid strategy, we have developed substantial platforms, providing us with both balance and diversification. We believe our market positioning, underwriting expertise, best-in-class claims management capabilities, and strong relationships with our distributors and clients will provide opportunities for increased profitability, with differences among our lines driven by our tactical response to market conditions.

Rates, terms and conditions across virtually all insurance lines continued to see accelerating improvement. While the insurance market remains competitive with capacity and capital willing to support business with a broad range of return hurdles in certain pockets, there has been more consistent signs of firming. We expect many specialty segments will experience further pricing improvements as carriers assess pricing, portfolio construction and account preferences through the course of the year. In this competitive market environment, we are focusing on lines of business and market segments that are adequately priced, and we are trading off growth for profitability in other areas.

The reinsurance market is also experiencing acceleration in rates, and improved terms and conditions, as well as restructuring of treaties and demand for more reinsurance. This is being driven by meaningful adjustments to both supply and demand given the significant losses in recent years and uncertainty across many lines of business. During the last few years, we have repositioned our portfolio while emphasizing underwriting discipline and, at the same time, have achieved increased relevance with our clients in the markets where we choose to compete. The external environment is dynamic with Reinsurance markets improving quickly, and conditions now expected to be favorable in several areas. These conditions allow for profitable growth and we believe our business is well-positioned for the current market environment.

Recent Developments Related to COVID-19

On March 11, 2020, COVID-19, a novel coronavirus outbreak, was declared a pandemic by the World Health Organization. The COVID-19 crisis upended the marketplace and society on a global scale, and its impact is being felt within the insurance and reinsurance industry and at AXIS Capital.

COVID-19, and its related impacts, are an emerging and evolving risk to which we are exposed from an underwriting, investments, capital and liquidity, operations and employee welfare perspective. We have implemented a global response strategy to help manage and mitigate these risks.

Our team continues to track the situation closely, including stress and scenario testing on existing underwriting and investment exposures, taking into consideration among other assumptions, the possible severity and duration of the outbreak.

Reserving

At June 30, 2020 estimated pre-tax catastrophe and weather-related losses, net of reinstatement premiums, attributable to the COVID-19 pandemic, remains unchanged from the prior quarter at $235 million. This estimate is primarily associated with property related coverages, but also includes event cancellation, and accident and health coverages.

The estimate of net reserves for losses and loss expenses related to the COVID-19 pandemic is subject to significant uncertainty. This uncertainty is driven by the inherent difficulty in making assumptions around the impact of the COVID-19 pandemic due to the lack of comparable events, the ongoing nature of the event, and its far-reaching impacts to world-wide economies and the health of the global population.

The estimate does not include an explicit estimate of potential losses arising from the indirect impacts of COVID-19, such as an associated financial downturn. Product lines that may be affected by such indirect impacts include professional lines and credit lines. We expect that it may take several quarters, or potentially several years, for the full impact of COVID-19 and its economic repercussions on these lines of business to fully emerge.

While we believe the overall estimate of net reserves for losses and loss expenses is adequate for losses and loss adjustment expenses that have been incurred at June 30, 2020 based on current facts and circumstances, we will continue to monitor the appropriateness of our assumptions as new information comes to light and will adjust the estimate of net reserves for losses and loss adjustment expenses, as appropriate. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment' for further information.

Actual losses for this event may ultimately differ materially from current estimates.

Underwriting

As our industry and society continues to navigate the challenges brought on by COVID-19, we are closely monitoring cash receipts from our customers and reinsurers, giving due consideration to related directives issued by certain government agencies. At June 30, 2020, we considered the potential financial impact of COVID-19 when determining allowances for expected credit losses for insurance and reinsurance premium balances receivable and reinsurance recoverable balances on unpaid losses. Based on facts and circumstances at that time, we did not adjust allowances for expected credit losses at June 30, 2020. We will continue to monitor the appropriateness of allowances for expected credit losses as new information comes to light. Adjustments to allowances for expected credit losses in subsequent periods could be material.

Our underwriters are reassessing risk appetite in light of the COVID-19 pandemic, in particular as it relates to exposure to communicable diseases, viruses, pathogens and other similar risks. We are taking appropriate steps to mitigate exposure to these types of risks, including increasing pricing and adding policy terms and conditions, including exclusions. During the remainder of 2020, premium volume may be adversely impacted due to the disruption to both society and the insurance and reinsurance marketplace on a global scale. Adjustments to premiums in subsequent periods could be material.

Capital and Liquidity

Following two debt issuances in 2019 that raised $725 million at favorable rates, we redeemed our Series D preferred shares of $225 million at par in January 2020 and we repaid unsecured senior notes of $500 million at maturity in June 2020. At June 30, 2020, no long-term debt will mature until the end of 2027. In addition, our common share repurchase plan expired in 2017 and has not been renewed. We continue to have capital above the level required by our group regulator, the Bermuda Monetary Authority.

We have a prudently constructed fixed maturity portfolio of $12 billion, with an average credit rating of AA-, which closely matches the duration of our liabilities. Unrestricted cash and cash equivalents of $1 billion and equity securities of 0.4 billion at June 30, 2020 provide additional liquidity.

In the first quarter, we reduced our 2020 expense budget by approximately $50 million based on the specific impacts of the COVID-19 pandemic on our business. A significant amount of these temporary expense savings were realized in the second quarter by deferring non-critical hires, delaying certain projects, and reducing travel and entertainment costs, given remote working.

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

CONSOLIDATED RESULTS OF OPERATIONS

	Three months ended June 30,			Six months ended June 30,
	2020	% Change	2019	2020	% Change	2019

Underwriting revenues:
Gross premiums written	$1,716,183	4%	$1,647,760	$4,147,341	(2%)	$4,230,986
Net premiums written	1,055,934	(1%)	1,070,321	2,734,978	(4%)	2,847,381
Net premiums earned	1,104,003	(2%)	1,123,607	2,192,628	(3%)	2,257,819
Other insurance related income (loss)	1,996	(32%)	2,925	(6,710)	nm	9,852
Underwriting expenses:
Net losses and loss expenses	(676,261)	1%	(672,463)	(1,584,335)	19%	(1,336,491)
Acquisition costs	(228,502)	(6%)	(242,363)	(467,152)	(7%)	(502,781)
Underwriting-related general and administrative expenses(1)	(113,824)	(14%)	(133,047)	(243,786)	(10%)	(271,920)
Underwriting income (loss)	$87,412		$78,659	$(109,355)		$156,479

Net investment income	45,040	(67%)	137,949	138,140	(44%)	245,254
Net investment gains (losses)	53,043	nm	21,225	(9,831)	nm	33,996
Corporate expenses(1)	(26,828)	(17%)	(32,348)	(53,926)	(21%)	(68,566)
Other (expenses) revenues, net	(30,304)	nm	(3,226)	7,907	nm	(26,177)
Reorganization expenses	(392)	nm	(3,276)	591	nm	(18,096)
Amortization of value of business acquired	(1,285)	nm	(7,194)	(3,083)	nm	(20,298)
Amortization of intangible assets	(2,855)	(2%)	(2,912)	(5,725)	(3%)	(5,914)
Income (loss) before income taxes and interest in income (loss) of equity method investments	123,831		188,877	(35,282)		296,678
Income tax expense	(10,893)	(25%)	(14,469)	(6,026)	nm	(15,703)
Interest in income (loss) of equity method investments	7,102	nm	2,635	(16,475)	nm	4,853
Net income (loss)	$120,040		$177,043	$(57,783)		$285,828
Preferred share dividends	(7,563)	(29%)	(10,656)	(15,125)	(29%)	(21,313)
Net income (loss) available (attributable) to common shareholders	$112,477		$166,387	$(72,908)		$264,515

nm – not meaningful
(1)Underwriting-related general and administrative expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most comparable GAAP financial measure, also included corporate expenses of $26,828 and $32,348 for the three months ended June 30, 2020 and 2019, respectively, and $53,926 and $68,566 for the six months ended June 30, 2020 and 2019, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for additional information on corporate expenses. Refer also to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures' for additional information.

Underwriting Revenues

Underwriting revenues by segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2020	% Change	2019	2020	% Change	2019

Gross premiums written:
Insurance	$1,037,568	7%	$968,325	$1,978,283	9%	$1,819,421
Reinsurance	678,615	—%	679,435	2,169,058	(10%)	2,411,565
Total gross premiums written	$1,716,183	4%	$1,647,760	$4,147,341	(2%)	$4,230,986

Percent of gross premiums written ceded
Insurance	42%	3 pts	39%	40%	2 pts	38%
Reinsurance	33%	3 pts	30%	29%	— pt	28%
Total percent of gross premiums ceded	39%	4 pts	35%	34%	1 pt	33%

Net premiums written:
Insurance	$602,761	2%	$591,909	$1,184,411	6%	$1,121,149
Reinsurance	453,173	(5%)	478,412	1,550,567	(10%)	1,726,232
Total net premiums written	$1,055,934	(1%)	$1,070,321	$2,734,978	(4%)	$2,847,381

Net premiums earned:
Insurance	$577,019	7%	$537,260	$1,139,083	4%	$1,094,022
Reinsurance	526,984	(10%)	586,347	1,053,545	(10%)	1,163,797
Total net premiums earned	$1,104,003	(2%)	$1,123,607	$2,192,628	(3%)	$2,257,819

Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations - Results by Segment' for further information on underwriting revenues.

Underwriting Expenses

The components of the combined ratio were as follows:

	Three months ended June 30,			Six months ended June 30,
	2020	% Point Change	2019	2020	% Point Change	2019

Current accident year loss ratio excluding catastrophe and weather-related losses	58.0%	(1.7)	59.7%	57.5%	(1.8)	59.3%
Catastrophe and weather-related losses ratio	3.5%	1.2	2.3%	15.2%	13.6	1.6%
Current accident year loss ratio	61.5%	(0.5)	62.0%	72.7%	11.8	60.9%
Prior year reserve development ratio	(0.2%)	2.0	(2.2%)	(0.4%)	1.3	(1.7%)
Net losses and loss expenses ratio	61.3%	1.5	59.8%	72.3%	13.1	59.2%
Acquisition cost ratio	20.7%	(0.9)	21.6%	21.3%	(1.0)	22.3%
General and administrative expense ratio(1)	12.7%	(2.0)	14.7%	13.5%	(1.5)	15.0%
Combined ratio	94.7%	(1.4)	96.1%	107.1%	10.6	96.5%

(1) The general and administrative expense ratio included corporate expenses not allocated to underwriting segments of 2.4% and 2.9% for the three months ended June 30, 2020 and 2019, respectively, and 2.5% and 3.0% for the six months ended June 30, 2020 and 2019, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for further details.

Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations - Results by Segment' for further information on underwriting expenses.

RESULTS BY SEGMENT

Insurance Segment

Results for the insurance segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2020	% Change	2019	2020	% Change	2019

Revenues:
Gross premiums written	$1,037,568	7%	$968,325	$1,978,283	9%	$1,819,421
Net premiums written	602,761	2%	591,909	1,184,411	6%	1,121,149
Net premiums earned	577,019	7%	537,260	1,139,083	4%	1,094,022
Other insurance related income (loss)	755	nm	(695)	1,403	34%	1,046

Expenses:
Current accident year net losses and loss expenses	(337,787)		(330,029)	(813,431)		(650,719)
Prior year reserve development	420		21,326	4,251		28,240
Acquisition costs	(116,259)		(111,655)	(229,010)		(229,430)
General and administrative expenses	(89,751)		(104,898)	(190,529)		(210,932)

Underwriting income (loss)	$34,397	nm	$11,309	$(88,233)	nm	$32,227

Ratios:		% Point Change			% Point Change
Current accident year loss ratio excluding catastrophe and weather-related losses	55.6%	(3.1)	58.7%	54.9%	(2.5)	57.4%
Catastrophe and weather-related losses ratio	2.9%	0.2	2.7%	16.5%	14.4	2.1%
Current accident year loss ratio	58.5%	(2.9)	61.4%	71.4%	11.9	59.5%
Prior year reserve development ratio	—%	3.9	(3.9%)	(0.4%)	2.2	(2.6%)
Net losses and loss expenses ratio	58.5%	1.0	57.5%	71.0%	14.1	56.9%
Acquisition cost ratio	20.1%	(0.7)	20.8%	20.1%	(0.9)	21.0%
General and administrative expense ratio	15.6%	(3.9)	19.5%	16.8%	(2.4)	19.2%
Combined ratio	94.2%	(3.6)	97.8%	107.9%	10.8	97.1%

nm – not meaningful

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended June 30,					Six months ended June 30,
	2020		2019		% Change	2020		2019		% Change

Property	$278,841	27%	$259,295	26%	8%	$502,444	25%	$459,797	25%	9%
Marine	116,398	11%	99,389	10%	17%	272,694	14%	246,368	14%	11%
Terrorism	11,008	1%	15,157	2%	(27%)	27,528	1%	29,519	2%	(7%)
Aviation	23,794	2%	18,539	2%	28%	41,024	2%	36,209	2%	13%
Credit and political risk	28,002	3%	36,076	4%	(22%)	75,677	4%	81,983	5%	(8%)
Professional lines	346,338	33%	321,284	33%	8%	604,729	31%	548,592	30%	10%
Liability	204,398	20%	190,030	20%	8%	375,276	19%	332,672	18%	13%
Accident and health	27,419	3%	28,126	3%	(3%)	78,480	4%	79,174	4%	(1%)
Discontinued lines - Novae	1,370	—%	429	—%	nm	431	—%	5,107	—%	nm
Total	$1,037,568	100%	$968,325	100%	7%	$1,978,283	100%	$1,819,421	100%	9%

nm – not meaningful

Gross premiums written for the three months ended June 30, 2020 increased by $69 million or 7% ($76 million, or 8% on a constant currency basis(1)), compared to the three months ended June 30, 2019. The increase was primarily attributable to professional lines, property, marine, and liability lines driven by new business and favorable rate changes, partially offset by a decrease in credit and political risk lines due to reduced business opportunities.

Gross premiums written for the six months ended June 30, 2020 increased by $159 million or 9%, compared to the six months ended June 30, 2019. The increase was primarily attributable to professional lines, property, liability, and marine lines driven by new business and favorable rate changes, partially offset by a decrease in credit and political risk lines due to reduced business opportunities.

Ceded Premiums Written

Ceded premiums written for the three months ended June 30, 2020 was $435 million or 42% of gross premiums written, compared to $376 million or 39% of gross premiums written for the three months ended June 30, 2019. The increase in ceded premiums written of $58 million or 15% was primarily driven by increases in professional lines and property lines.

Ceded premiums written for the six months ended June 30, 2020 was $794 million or 40% of gross premiums written, compared to $698 million or 38% of gross premiums written for the six months ended June 30, 2019. The increase in ceded premiums written of $96 million or 14% was primarily driven by increases in professional lines, liability, property and marine lines.

(1) Amounts presented on a constant currency basis are non-GAAP financial measures as defined in Item10 (e) of SEC Regulation S-K. The constant currency basis is calculated by applying the average foreign exchange rate from the current year to the prior year balance.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended June 30,					Six months ended June 30,
	2020		2019		% Change	2020		2019		% Change

Property	$156,876	27%	$155,566	29%	1%	$307,158	26%	$326,699	30%	(6%)
Marine	75,760	13%	70,379	13%	8%	143,704	13%	144,192	13%	—%
Terrorism	10,584	2%	12,867	2%	(18%)	22,947	2%	24,030	2%	(5%)
Aviation	17,422	3%	14,737	3%	18%	32,199	3%	27,610	3%	17%
Credit and political risk	27,851	5%	24,175	4%	15%	53,938	5%	46,979	4%	15%
Professional lines	172,140	30%	161,525	30%	7%	351,211	31%	318,649	29%	10%
Liability	79,468	14%	62,141	12%	28%	158,035	14%	124,350	11%	27%
Accident and health	35,304	6%	35,610	7%	(1%)	68,863	6%	76,034	7%	(9%)
Discontinued lines - Novae	1,614	—%	260	—%	nm	1,028	—%	5,479	1%	(81%)
Total	$577,019	100%	$537,260	100%	7%	$1,139,083	100%	$1,094,022	100%	4%

nm – not meaningful

Net premiums earned for the three months ended June 30, 2020 increased by $40 million or 7% ($46 million or 8% on a constant currency basis), compared to the three months ended June 30, 2019. The increase was primarily driven by increases in gross premiums earned in liability and professional lines, partially offset by an increase in ceded premiums earned in liability and professional lines.

Net premiums earned for the six months ended June 30, 2020 increased by $45 million or 4% ($57 million or 5% on a constant currency basis), compared to the six months ended June 30, 2019. The increase was primarily driven by increases in gross premiums earned in liability and professional lines, together with a decrease in ceded premiums earned in property lines, partially offset by increases in ceded premiums earned in liability and professional lines and a decrease in gross premiums earned in property lines.

Loss Ratio

The components of the loss ratio were as follows:

	Three months ended June 30,			Six months ended June 30,
	2020	% Point Change	2019	2020	% Point Change	2019

Current accident year	58.5%	(2.9)	61.4%	71.4%	11.9	59.5%
Prior year reserve development	—%	3.9	(3.9%)	(0.4%)	2.2	(2.6%)
Loss ratio	58.5%	1.0	57.5%	71.0%	14.1	56.9%

Current Accident Year Loss Ratio

The current accident year loss ratio decreased to 58.5% for the three months ended June 30, 2020, from 61.4% for the three months ended June 30, 2019. For the six months ended June 30, 2020, the current accident year loss ratio increased to 71.4% from 59.5% for the same period in 2019.

During the three and six months ended June 30, 2020, pre-tax catastrophe and weather-related losses, net of reinstatement premiums, were $16 million or 2.9 points and $193 million or 16.5 points, respectively. During the three months ended June 30, 2020 these losses were primarily attributable to weather-related events. During the six months ended June 30, 2020 catastrophe and weather-related losses included $137 million attributable to the COVID-19 pandemic. These losses were primarily associated with property-related coverages, but also included event cancellation coverages. The remaining losses of $56 million were primarily attributable to weather-related events including regional weather events in the U.S. and floods in the U.K. Comparatively, during the three and six months ended June 30, 2019, pre-tax catastrophe and weather-related losses were $14 million or 2.7 points and $22 million or 2.1 points, respectively.

After adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio decreased to 55.6% for the three months ended June 30, 2020 from 58.7% for the three months ended June 30, 2019. The decrease in the current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses was principally due to the impact of favorable pricing over loss trends, improved loss experience in property and aviation lines associated with the repositioning of those portfolios and the exit from certain product lines, and reduced loss experience in credit and political risk lines.

After adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio decreased to 54.9% for the six months ended June 30, 2020 from 57.4% for the six months ended June 30, 2019. The decrease in the current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses was principally due to the impact of improved pricing over loss trends, improved loss experience in property, credit and political risk, marine and aviation lines, partially offset by changes in business mix.

Prior Year Reserve Development

The following table maps our lines of business to reserve classes and the expected claim tails:

Insurance segment
Reserve class and tail

	Property and other	Marine	Aviation	Credit and political risk	Professional lines	Liability

	Short	Short	Short/Medium	Medium	Medium	Long

Reported lines of business
Property	X
Marine		X
Terrorism	X
Aviation			X
Credit and political risk				X
Professional lines					X
Liability						X
Accident and health	X
Discontinued lines - Novae	X				X	X

Prior year reserve development by reserve class were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Property and other	$25,117	$5,868	$37,607	$(15,851)
Marine	(1,262)	5,156	(3,464)	21,634
Aviation	2,002	12	5,993	1,200
Credit and political risk	(178)	6,561	(1,094)	9,062
Professional lines	(8,519)	4,278	(13,606)	10,243
Liability	(16,740)	(549)	(21,185)	1,952
Total	$420	$21,326	$4,251	$28,240

For the three months ended June 30, 2020, we recognized $0.4 million of net favorable prior year reserve development, the principal components of which were:

•$25 million of net favorable prior year reserve development on property and other business primarily due to better than expected loss emergence related to the 2019 accident year, overall better than expected loss emergence attributable to the 2017, 2018 and 2019 catastrophe events and reductions in case reserves attributable to specific claims related to the 2014, 2016 and 2019 accident years.

•$17 million of net adverse prior year reserve development on liability business primarily due to reserve strengthening within the U.S. Excess Casualty and Programs books of business mainly related to the 2017 and 2018 accident years.

•$9 million of net adverse prior year reserve development on professional lines business primarily due to reserve strengthening mainly related to the 2018 and 2019 accident years.

For the three months ended June 30, 2019, we recognized $21 million of net favorable prior year reserve development, the principal components of which were:

•$7 million of net favorable prior year reserve development on credit and political risk business primarily due to better than expected loss emergence related to the 2018 accident year.

•$6 million of net favorable prior year reserve development on property and other business primarily due to better than expected loss emergence attributable to SuperStorm Sandy.
•$5 million of net favorable prior year reserve development on marine business primarily due to better than expected loss emergence related to recent accident years, partially offset by reserve strengthening attributable to a specific 2018 accident year claim.

•$4 million of net favorable prior year reserve development on professional lines business primarily due to better than expected loss emergence particularly related to the 2013 to 2015 accident years.

For the six months ended June 30, 2020, we recognized $4 million of net favorable prior year reserve development, the principal components of which were:

•$37 million of net favorable prior year reserve development on property and other business primarily due to better than expected loss emergence related to the 2018 and 2019 accident years, overall better than expected loss emergence attributable to the 2017, 2018 and 2019 catastrophe events, and reductions in case reserves attributable to specific claims related to the 2014, 2016 and 2019 accident years.

•$6 million of net favorable prior year reserve development on aviation business primarily due to better than expected loss emergence related to the 2018 and 2019 accident years.

•$21 million of net adverse prior year reserve development on liability business primarily due to reserve strengthening within the U.S. Excess Casualty and Programs books of business mainly related to the 2017 and 2018 accident years.

•$14 million of net adverse prior year reserve development on professional lines business primarily due to reserve strengthening mainly related to the 2018 and 2019 accident years.

For the six months ended June 30, 2019, we recognized $28 million of net favorable prior year reserve development, the principal components of which were:

•$22 million of net favorable prior year reserve development on marine business primarily due to better than expected loss emergence related to recent accident years.

•$10 million of net favorable prior year reserve development on professional lines business primarily due better than expected loss emergence particularly related to the 2011 to 2015 accident years.

•$9 million of net favorable prior year reserve development on credit and political risk business primarily due to better than expected loss emergence related to the 2018 accident year.

•$16 million of net adverse prior year reserve development on property and other business primarily due to reserve strengthening within our international book of business mainly related to the 2018 accident year, partially offset by better than expected loss emergence attributable to SuperStorm Sandy.

Acquisition Cost Ratio

The acquisition cost ratio decreased to 20.1% for the three months ended June 30, 2020, from 20.8% for the three months ended June 30, 2019. The decrease in the acquisition cost ratio was principally due to an increase in ceding commissions.

The acquisition cost ratio decreased to 20.1% for the six months ended June 30, 2020 from 21.0% for the six months ended June 30, 2019, associated with the acquisition of Novae and an increase in ceding commissions. At the acquisition date, the allocation of the acquisition price to the assets acquired and liabilities assumed based on estimated fair values at that date, resulted in the write-off of the deferred acquisition cost asset on Novae's balance sheet as the value of policies in-force on that date are considered within VOBA. Consequently, the absence of $1.1 million and $9.1 million of acquisition expense related to premiums earned in the six months ended June 30, 2020 and 2019, respectively, benefited the acquisition cost by 0.1 points and 0.8 points, respectively. Adjusting the acquisition cost rate for these amounts, the acquisition cost ratio decreased by 1.6 points.

General and Administrative Expense Ratio

The general and administrative expense ratio decreased to 15.6% and 16.8% for the three and six months ended June 30, 2020, respectively, from 19.5% and 19.2% for the three and six months ended June 30, 2019, respectively, mainly driven by a decrease in information technology costs, personnel costs, and travel and entertainment expenses together with an increase in net premiums earned.

Reinsurance Segment

Results from the reinsurance segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2020	% Change	2019	2020	% Change	2019

Revenues:
Gross premiums written	$678,615	—%	$679,435	$2,169,058	(10%)	$2,411,565
Net premiums written	453,173	(5%)	478,412	1,550,567	(10%)	1,726,232
Net premiums earned	526,984	(10%)	586,347	1,053,545	(10%)	1,163,797
Other insurance related income (loss)	1,241	nm	3,620	(8,113)	nm	8,806

Expenses:
Current year net losses and loss expenses	(341,129)		(366,055)	(779,671)		(724,065)
Prior year reserve development	2,235		2,295	4,516		10,053
Acquisition costs	(112,243)		(130,708)	(238,142)		(273,351)
General and administrative expenses	(24,073)		(28,149)	(53,257)		(60,988)

Underwriting income (loss)	$53,015	(21%)	$67,350	$(21,122)	nm	$124,252
Ratios:		% Point Change			% Point Change
Current accident year loss ratio excluding catastrophe and weather-related losses	60.6%	0.1	60.5%	60.4%	(0.6)	61.0%
Catastrophe and weather-related losses ratio	4.1%	2.2	1.9%	13.6%	12.4	1.2%
Current accident year loss ratio	64.7%	2.3	62.4%	74.0%	11.8	62.2%
Prior year reserve development ratio	(0.4%)	—	(0.4%)	(0.4%)	0.4	(0.8%)
Net losses and loss expenses ratio	64.3%	2.3	62.0%	73.6%	12.2	61.4%
Acquisition cost ratio	21.3%	(1.0)	22.3%	22.6%	(0.9)	23.5%
General and administrative expense ratio	4.6%	(0.2)	4.8%	5.0%	(0.2)	5.2%
Combined ratio	90.2%	1.1	89.1%	101.2%	11.1	90.1%

nm – not meaningful

Gross Premiums Written:

Gross premiums written by line of business were as follows:

	Three months ended June 30,					Six months ended June 30,
	2020		2019		% Change	2020		2019		% Change

Catastrophe	$189,706	30%	$245,203	36%	(23%)	$451,990	20%	$603,336	26%	(25%)
Property	54,763	8%	43,135	6%	27%	187,952	9%	215,877	9%	(13%)
Professional lines	111,725	16%	92,915	14%	20%	235,295	11%	202,743	8%	16%
Credit and surety	50,332	7%	38,465	6%	31%	151,070	7%	190,369	8%	(21%)
Motor	42,970	6%	6,846	1%	nm	322,102	15%	288,248	12%	12%
Liability	149,635	22%	125,990	19%	19%	368,531	17%	311,310	13%	18%
Agriculture	43,896	6%	70,077	10%	(37%)	62,144	3%	196,517	8%	(68%)
Engineering	3,006	—%	7,600	1%	(60%)	18,926	1%	30,365	1%	(38%)
Marine and other	25,867	4%	22,042	3%	17%	55,861	3%	58,379	2%	(4%)
Accident and health	6,625	1%	27,723	4%	nm	314,303	14%	315,315	13%	—%
Discontinued lines - Novae	90	—%	(561)	—%	nm	884	—%	(894)	—%	nm
Total	$678,615	100%	$679,435	100%	—%	$2,169,058	100%	$2,411,565	100%	(10%)

nm – not meaningful

Gross premiums written for the three months ended June 30, 2020 were comparable to gross premiums written for the three months ended June 30, 2019 with decreases attributable to catastrophe, agriculture, and accident and health lines, largely offset by increases in motor, liability, professional lines, credit and surety, and property lines.

The decreases in catastrophe, accident and health, and agriculture lines were driven by non-renewals consistent with the optimization of the segment's portfolio. In addition, decreased line sizes on a number of treaties contributed to the decrease in catastrophe lines.

The increase in motor lines was driven by timing difference and new business. The increases in liability and professional lines were driven by favorable market conditions associated with renewals and premium adjustments. In addition, new business contributed to the increase in professional lines. The increase in credit and surety lines was driven by premium adjustments. The increase in property lines was driven by timing differences.

Gross premiums written for the six months ended June 30, 2020, decreased by $243 million or 10%, compared to the six months ended June 30, 2019. The decrease was primarily attributable to catastrophe, agriculture, credit and surety, and property lines, partially offset by increases in liability, motor, and professional lines.

The decreases in catastrophe, agriculture, credit and surety, and property lines were driven by non-renewals and decreased line sizes consistent with optimization of the segment's portfolio.

The increases in liability and professional lines were driven by premium adjustments, favorable market conditions associated with renewals, together with new business. The increase in motor was driven by new business and the timing of several renewals.

Ceded Premiums Written:

Ceded premiums written for the three months ended June 30, 2020 was $225 million or 33% of gross premiums written, compared to $201 million or 30% of gross premiums written for the three months ended June 30, 2019.

The increase in ceded premiums written of $24 million or 12% was primarily driven by liability and professional lines, partially offset by a decrease in agriculture lines. The increase in liability lines was attributable to increases in premiums ceded to a new quota share retrocessional treaty and the retrocessional cover with Harrington Re Ltd ("Harrington Re"), partially offset by the restructuring of an existing quota share retrocessional treaty. The increase in professional lines was attributable to an increase in premiums ceded to a new quota share retrocessional treaty, partially offset by the restructuring on an existing quota share retrocessional treaty. The decrease in agriculture lines was attributable to a non-renewal of a large quota share retrocessional treaty.

Ceded premiums written for the six months ended June 30, 2020 was $618 million or 29% of gross premiums written, compared to $685 million or 28% of gross premiums written for the six months ended June 30, 2019.

The decrease in ceded premiums written of $67 million or 10% was primarily driven by catastrophe, credit and surety, accident and health, and agriculture lines, partially offset by increases in liability, professional lines and motor lines.

The decrease in catastrophe lines was attributable to a decrease in premiums ceded to strategic capital partners. The decrease in credit and surety lines was attributable to the restructuring of a number of quota share retrocessional treaties, partially offset by an increase in premiums ceded to a new quota share retrocessional treaty. The decrease in accident and health lines was attributable to the restructuring of a quota share retrocessional treaty. The decrease in agriculture lines was attributable to a non-renewal of a large quota share retrocessional treaty.

The increases in liability and professional lines were attributable to an increase in premiums ceded to a new quota share retrocessional treaty, partially offset by the restructuring of an existing quota share retrocessional treaty. The increase in motor lines was attributable to an increase in premiums ceded to a new quota share retrocessional treaty.

Net Premiums Earned:

Net premiums earned by line of business were as follows:

	Three months ended June 30,					Six months ended June 30,
	2020		2019		% Change	2020		2019		% Change

Catastrophe	$56,347	11%	$68,506	11%	(18%)	$130,822	12%	$136,558	10%	(4%)
Property	66,796	13%	71,338	12%	(6%)	133,523	13%	148,243	13%	(10%)
Professional lines	51,095	10%	51,525	9%	(1%)	100,058	9%	103,424	9%	(3%)
Credit and surety	47,745	9%	48,930	8%	(2%)	91,258	9%	99,013	9%	(8%)
Motor	78,510	15%	92,458	16%	(15%)	140,478	13%	193,694	17%	(27%)
Liability	100,333	19%	95,145	16%	5%	197,246	19%	184,006	16%	7%
Agriculture	17,907	3%	47,158	8%	(62%)	40,199	4%	84,226	7%	(52%)
Engineering	15,861	3%	16,003	3%	(1%)	29,194	3%	30,676	3%	(5%)
Marine and other	12,684	2%	15,168	3%	(16%)	22,538	2%	26,610	2%	(15%)
Accident and health	79,597	15%	80,420	14%	(1%)	167,216	16%	157,888	14%	6%
Discontinued lines - Novae	109	—%	(304)	—%	nm	1,013	—%	(541)	—%	nm
Total	$526,984	100%	$586,347	100%	(10%)	$1,053,545	100%	$1,163,797	100%	(10%)

nm – not meaningful

Net premiums earned for the three months ended June 30, 2020, decreased by $59 million or 10% ($55 million or 9% on a constant currency basis), compared to the three months ended June 30, 2019. The decrease was primarily driven by decreases in gross premiums earned in agriculture, catastrophe, and motor lines.

Net premiums earned for the six months ended June 30, 2020, decreased by $110 million or 10% ($94 million or 8% on a constant currency basis), compared to the six months ended June 30, 2019. The decrease was primarily driven by decreases in gross premiums earned in agriculture, motor, and property lines, together with an increase in ceded premiums earned in liability lines, partially offset by an increase in gross premiums earned in liability lines, and a decrease in ceded premiums earned in agriculture lines.

Other Insurance Related Income (Loss):

Other insurance related income was $1 million for the three months ended June 30, 2020, compared to other insurance related income of $4 million for the three months ended June 30, 2019. The decrease of $2 million was primarily due to a decrease in fees associated with arrangements with strategic capital partners.

Other insurance related loss was $8 million for the six months ended June 30, 2020, compared to other insurance related income of $9 million for the six months ended June 30, 2019. The decrease of $17 million was primarily due to the recognition of a full limit loss of $10 million associated with the WHO pandemic risk-linked swap.

Loss Ratio:

The components of the loss ratio were as follows:

	Three months ended June 30,			Six months ended June 30,
	2020	% Point Change	2019	2020	% Point Change	2019

Current accident year	64.7%	2.3	62.4%	74.0%	11.8	62.2%
Prior year reserve development	(0.4%)	—	(0.4%)	(0.4%)	0.4	(0.8%)
Loss ratio	64.3%	2.3	62.0%	73.6%	12.2	61.4%

Current Accident Year Loss Ratio:

The current accident year loss ratio increased to 64.7% and 74.0% for the three and six months ended June 30, 2020, respectively, from 62.4% and 62.2% for the three and six months ended June 30, 2019, respectively.

During the three and six months ended June 30, 2020, pre-tax catastrophe and weather-related losses, net of reinstatement premiums, were $20 million or 4.1 points and $143 million or 13.6, respectively. During the three months ended June 30, 2020, these losses were primarily attributable to weather-related events. During the six months ended June 30, 2020 catastrophe and weather-related losses included $98 million attributable to the COVID-19 pandemic. These losses were primarily associated with property-related coverages, but also included accident and health coverages. The remaining losses of $45 million were attributable to weather-related events including regional weather events in the U.S. and wildfires in Australia. Comparatively, during the three and six months ended June 30, 2019, pre-tax catastrophe and weather-related losses were $11 million or 1.9 points and $14 million or 1.2, respectively.

After adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio was 60.6% for the three months ended June 30, 2020 compared to 60.5% for the three months ended June 30, 2019.

After adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio decreased to 60.4% for the six months ended June 30, 2020 from 61.0% for the six months ended June 30, 2019. The decrease in the current accident year loss ratio after adjusting for the impact of catastrophe and weather-related losses was principally due to changes in business mix.

Prior Year Reserve Development

The following table maps our lines of business to reserve classes and the expected claim tails:

Reinsurance segment
Reserve class and tail

	Property and other	Credit and surety	Professional lines	Motor	Liability

	Short	Medium	Medium	Long	Long

Reported lines of business
Catastrophe	X
Property	X
Credit and surety		X
Professional lines			X
Motor				X
Liability					X
Engineering	X
Agriculture	X
Marine and other	X
Accident and health	X
Discontinued lines - Novae	X			X	X

Prior year reserve development by reserve class were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Property and other	$(4,162)	$(30,094)	$(8,065)	$(58,943)
Credit and surety	10,483	16,645	15,335	27,008
Professional lines	(4,879)	6,465	283	7,944
Motor	4,448	(1,243)	17,533	11,062
Liability	(3,655)	10,522	(20,570)	22,982
Total	$2,235	$2,295	$4,516	$10,053

For the three months ended June 30, 2020, we recognized $2 million of net favorable prior year reserve development, the principal components of which were:

•$10 million of net favorable prior year reserve development on credit and surety business primarily due to generally better than expected loss emergence related to multiple accident years.

•$4 million of net favorable prior year reserve development on motor business primarily due to non-proportional treaty business mainly related to the 2015 and 2016 accident years.

•$5 million of net adverse prior year reserve development on professional lines business reflecting reserve strengthening related to the 2015 to 2017 accident years.

•$4 million of net adverse prior year development on property and other business primarily due to reserve strengthening within the European and the Bermuda proportional books of business related to the 2017 and 2018 accident years, partially offset by net favorable prior year reserve development on accident and health business attributable to the North America book of business related to the 2019 accident year.

For the three months ended June 30, 2019, we recognized $2 million of net favorable prior year reserve development, the principal components of which were:

•$17 million of net favorable prior year reserve development on credit and surety business primarily due to generally better than expected loss emergence primarily related to the 2016 accident year.

•$11 million of net favorable prior year reserve development on liability business primarily due to increased weight given by management to experience based indications on older accident years.

•$6 million of net favorable prior year reserve development on professional lines business reflecting the generally favorable experience on earlier accident years as we continued to transition to more experience based actuarial methods.

•$30 million of net adverse prior year reserve development on property and other business primarily due to an increase in loss estimates attributable to Typhoon Jebi consistent with updated industry insured loss estimates, an increase in loss estimates attributable to Hurricane Michael, and reserve strengthening attributable to late reporting of claims bordereaux related to 2015 through 2017 accident years, partially offset by better than expected loss emergence attributable to the California Wildfires.

For the six months ended June 30, 2020, we recognized $5 million of net favorable prior year reserve development, the principal components of which were:

•$18 million of net favorable prior year reserve development on motor business primarily due to non-proportional treaty business mainly related to the 2016 and prior accident years.

•$15 million of net favorable prior year reserve development on credit and surety business primarily due to generally better than expected loss emergence related to multiple accident years.

•$21 million of net adverse prior year development on liability business primarily due to reserve strengthening associated with large U.S. commercial cedants and reserve strengthening within the U.S. Multiline/Regional, U.S. Auto and the European non-proportional books of business related to the 2015 through 2019 accident years.

•$8 million of net adverse prior year development on property and other business primarily due to reserve strengthening within the engineering line of business related to the 2016 to 2019 accident years and the marine and other line of business related to the 2018 and 2019 accident years, partially offset by net favorable prior year reserve development on accident and health business attributable to the North America book of business related to the 2019 accident year and the agriculture line of business related to the 2018 and 2019 accident years.

For the six months ended June 30, 2019, we recognized $2 million of net favorable prior year reserve development, the principal components of which were:

•$27 million of net favorable prior year reserve development on credit and surety business primarily due to generally better than expected loss emergence primarily related to 2015 and 2016 accident years, partially offset by reserve strengthening related to the 2018 accident year.

•$23 million of net favorable prior year reserve development on liability business due to increased weight given by management to experience based indications on older accident years.

•$11 million of net favorable prior year reserve development on motor business primarily due to non-proportional treaty business related to older accident years.

•$8 million of net favorable prior year reserve development on professional lines business reflecting the generally favorable experience on earlier accident years as we continued to transition to more experience based actuarial methods.

•$59 million of net adverse prior year reserve development on property and other business primarily due to an increase in loss estimates attributable Typhoons Jebi and Trami consistent with updated industry insured loss estimates, an increase in loss estimates attributable to Hurricane Michael, and reserve strengthening attributable to late bordereaux reporting related to 2015 through 2017 accident year claims, partially offset by better than expected loss emergence attributable to the California Wildfires.

Acquisition Cost Ratio:

The acquisition cost ratio decreased to 21.3% for the three months ended June 30, 2020, from 22.3% for the three months ended June 30, 2019 principally related to adjustments related to loss sensitive features and the impact of retrocessional contracts.

The acquisition cost ratio decreased to 22.6% for the six months ended June 30, 2020, from 23.5% for the six months ended June 30, 2019 principally related to changes in business mix and the impact of retrocessional contracts.

General and Administrative Expense Ratio:

The general and administrative expense ratio of 4.6% and 5.0% for the three and six months ended June 30, 2020, respectively, were comparable to 4.8% and 5.2% for the three and six months ended June 30, 2019, respectively.

NET INVESTMENT INCOME AND NET INVESTMENT GAINS (LOSSES)

Net Investment Income

Net investment income from our cash and investment portfolio by major asset class was as follows:

	Three months ended June 30,			Six months ended June 30,
	2020	% Change	2019	2020	% Change	2019

Fixed maturities	$80,459	(17%)	$97,370	$170,402	(10%)	$188,752
Other investments	(37,580)	nm	31,232	(39,700)	nm	38,128
Equity securities	2,263	(29%)	3,197	4,387	(21%)	5,525
Mortgage loans	3,660	(1%)	3,689	7,713	14%	6,752
Cash and cash equivalents	2,392	(71%)	8,138	7,323	(47%)	13,940
Short-term investments	366	(67%)	1,108	1,863	(63%)	5,002
Gross investment income	51,560	(64%)	144,734	151,988	(41%)	258,099
Investment expense	(6,520)	(4%)	(6,785)	(13,848)	8%	(12,845)
Net investment income	$45,040	(67%)	$137,949	$138,140	(44%)	$245,254

Pre-tax yield:(1)
Fixed maturities	2.7%		3.2%	2.8%		3.2%

nm - not meaningful
(1) Pre-tax yield is calculated by dividing annualized net investment income by the average month-end amortized cost balances.

Fixed Maturities

Net investment income attributable to fixed maturities for the three and six months ended June 30, 2020 was $80 million and $170 million, respectively, compared to net investment income of $97 million and $189 million for the three and six months ended June 30, 2019, respectively. The decrease for the three and six months ended June 30, 2020, compared to the same period in 2019, was due to the decrease in yields and a smaller allocation of the portfolio to fixed maturities.

Other Investments

Net investment income from other investments was as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Hedge, direct lending, private equity and real estate funds	$(35,182)	$16,807	$(36,534)	$22,253
Other privately held investments	(76)	13,592	4	14,627
CLO-Equities	(2,322)	833	(3,170)	1,248
Net investment income (loss) from other investments (1)	$(37,580)	$31,232	$(39,700)	$38,128

Pre-tax return on other investments(2)	(5.1%)	4.4%	(5.5%)	5.5%

(1)Excluding overseas deposits.
(2)The pre-tax return on other investments is calculated by dividing total net investment income from other investments (non-annualized) by the average month-end fair value balances held for the periods indicated, excluding overseas deposits.

Net investment income (loss) attributable to other investments for the three and six months ended June 30, 2020 was $(38) million and $(40) million, respectively, compared to net investment income of $31 million and $38 million for the three and six months ended June 30, 2019, respectively. The decrease for the three and six months ended June 30, 2020, compared to the same period in 2019, was due to negative returns from direct lending and real estate funds and a realized gain of $13 million associated with the sale of a privately held investment in the three months ended June 30, 2019.

Net Investment Gains (Losses)

Net investment gains (losses) were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

On sale of investments:
Fixed maturities and short-term investments	$(4,039)	$8,993	$13,127	$(848)
Equity securities	18,918	125	18,156	1,476
	14,879	9,118	31,283	628
Allowance for expected credit losses	13,761	—	(6,257)	—
Impairment losses	(112)	—	(1,302)	—
OTTI losses	—	(834)	—	(4,870)
Change in fair value of investment derivatives	154	(204)	3,316	(2,305)
Net unrealized gains (losses) on equity securities	24,361	13,145	(36,871)	40,543
Net investment gains (losses)	$53,043	$21,225	$(9,831)	$33,996

Net investment gains for the three months ended June 30, 2020 were $53 million compared to net investment gains of $21 million for the three months ended June 30, 2019, an increase of $32 million. For the three months ended June 30, 2020, the net investment gains were primarily due to net unrealized gains on equity securities, net realized gains on equity securities and a reduction in the allowance for expected credit losses on corporate debt securities. For the three months ended June 30, 2019, the net investment gains were primarily due to net unrealized gains on equity securities and net realized gains on the sale of U.S. government and agency securities.

Net investment gains (losses) for the six months ended June 30, 2020 were $(10) million, compared to net investment gains of $34 million for the six months ended June 30, 2019, a decrease of $44 million. For the six months ended June 30, 2020, the net investment losses were primarily due to net unrealized losses on equity securities and an allowance for expected credit losses on corporate debt securities, partially offset by net realized gains on the sale of equities, U.S. government and agency RMBS securities. For the six months ended June 30, 2019, the net investment gains were primarily due to net unrealized gains on equity securities.

On Sale of Investments

Generally, sales of individual securities occur when there are changes in the relative value, credit quality or duration of a particular issue. We may also sell securities to re-balance our investment portfolio in order to change exposure to particular asset classes or sectors.

Impairment and OTTI Losses

The impairment losses for the three and six months ended June 30, 2020 were $nil and $1 million, respectively, compared to OTTI losses of $1 million and $5 million for the three and six months ended June 30, 2019. For the three and six months ended June 30, 2020, these losses were principally due to impairments of non-investment grade corporate debt securities that we intend to sell or more likely than not will be required to sell. For the three and six months ended June 30, 2019, these losses were principally due to impairments of non-U.S. denominated securities due to the impact of the strengthening of the U.S. dollar.

Change in Fair Value of Investment Derivatives

From time to time, we economically hedge foreign exchange exposure and interest rate risk with derivative contracts.

For the three and six months ended June 30, 2020, we recorded gains of $nil and $3 million, respectively, related to foreign exchange contracts. For the three and six months ended June 30, 2019, we recorded gains of $1 million and $1 million, respectively relating to foreign exchange contracts and losses $1 million and $3 million, respectively, related to interest rates swaps.

Total Return

Total return on cash and investments was as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Net investment income	$45,040	$137,949	$138,140	$245,254
Net investments gains (losses)	53,043	21,225	(9,831)	33,996
Change in net unrealized gains (losses) on fixed maturities (1)	406,534	138,766	131,777	359,445
Interest in income (loss) of equity method investments	7,102	2,635	(16,475)	4,853
Total	$511,719	$300,575	$243,611	$643,548

Average cash and investments(2)	$15,190,181	$15,040,615	$15,487,375	$15,049,282

Total return on average cash and investments, pre-tax:
Including investment related foreign exchange movements	3.4%	2.0%	1.6%	4.3%
Excluding investment related foreign exchange movements(3)	3.3%	2.1%	1.9%	4.3%

(1)Change in net unrealized gains (losses) on fixed maturities is calculated by taking net unrealized gains (losses) at period end less net unrealized gains (losses) at the prior period end.
(2)The average cash and investments balance is calculated by taking the average of the period end fair value balances.
(3)Pre-tax total return on cash and investments excluding foreign exchange movements is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to pre-tax total return on cash and investments, the most comparable GAAP financial measure, included foreign exchange (losses) gains of $13 million and $(8) million for the three months ended June 30, 2020 and 2019, respectively, and foreign exchange (losses) gains of $(48)
million and $2 million for the six months ended June 30, 2020 and 2019, respectively.

OTHER EXPENSES (REVENUES), NET

The following table provides a summary of other expenses (revenues), net:

	Three months ended June 30,			Six months ended June 30,
	2020	% Change	2019	2020	% Change	2019

Corporate expenses	$26,828	(17%)	$32,348	$53,926	(21%)	$68,566
Foreign exchange losses (gains)	9,709	nm	(12,381)	(51,974)	nm	(5,325)
Interest expense and financing costs	20,595	32%	15,607	44,067	40%	31,502
Income tax expense	10,893	nm	14,469	6,026	nm	15,703
Total	$68,025		$50,043	$52,045		$110,446

nm – not meaningful

Corporate Expenses

Corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses decreased to 2.4% and 2.5% for the three and six months ended June 30, 2020, respectively, from 2.9% and 3.0% for the three and six months ended June 30, 2019, respectively.

The decrease in corporate expenses for the three and six months ended June 30, 2020, was primarily related to decreases in personnel costs, travel and entertainment expenses, and professional fees, partially offset by a decrease in the allocation of corporate expenses to the insurance segment. In addition, the decrease in corporate expenses for the six months ended June 30, 2020, was due to a decrease in information technology costs.

Foreign Exchange Losses (Gains)

Some of our business is written in currencies other than the U.S. dollar. Foreign exchange losses of $10 million for the three months ended June 30, 2020 were mainly driven by the impact of the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in euro.

Foreign exchange gains of $52 million for the six months ended June 30, 2020 were mainly driven by the impact of the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling.

Foreign exchange gains of $12 million for the three months ended June 30, 2019, were mainly driven by the impact of the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling, partially offset by the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in euro.

Foreign exchange gains of $5 million for the six months ended June 30, 2019, were mainly driven by the impact of the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities mainly denominated in pound sterling and euro.

Interest Expense and Financing Costs

Interest expense and financing costs are related to interest due on the 5.875% senior unsecured notes ("5.875% Senior Notes") issued in 2010 and repaid in June 2020, the 5.150% senior unsecured notes ("5.150% Senior Notes") issued in 2014, the 4.000% senior unsecured notes ("4.000% Senior Notes") issued in 2017, the 3.900% senior unsecured notes ("3.900% Senior Notes") and the 4.900% fixed-rate reset junior subordinated notes ("Junior Subordinated Notes") issued in 2019.

Interest expense and financing costs increased by $5 million and $13 million for the three and six months ended June 30, 2020, respectively, compared to the same period in 2019, due to the issuance of the 3.900% Senior Notes on June 19, 2019 and the issuance of the Junior Subordinated Notes on December 10, 2019, partially offset by the repayment of the 2.650% Senior Notes on April 1, 2019.

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

The tax expense of $11 million for the three months ended June 30, 2020, was principally due to the generation of pre-tax income in our U.K., European, and U.S. operations. The tax expense of $6 million for the six months ended June 30, 2020, was principally due to the generation of pre-tax income in our U.S. and European operations, partially offset by pre-tax losses in our U.K. operations.

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

FINANCIAL MEASURES

We believe the following financial indicators are important in evaluating performance and measuring the overall growth in value generated for common shareholders:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Annualized return on average common equity(1)	10.0%	14.3%	(3.1%)	11.7%
Annualized operating return on average common equity(2)	6.3%	11.8%	(3.9%)	10.7%
Book value per diluted common share(3)	$55.09	$55.99	$55.09	$55.99
Cash dividends declared per common share	$0.41	$0.40	$0.82	$0.80
Increase (decrease) in book value per diluted common share adjusted for dividends	$5.72	$3.55	$0.73	$5.11

(1)Annualized return on average common equity ("ROACE") is calculated by dividing annualized net income (loss) available (attributable) to common shareholders for the period by the average common shareholders' equity determined using the common shareholders' equity balances at the beginning and end of the period.
(2)Annualized operating return on average common equity is a non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to the most comparable GAAP financial measure, annualized return on average common equity, and a discussion of the rationale for the presentation of this item is provided in 'Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures Reconciliation'.
(3)Book value per diluted common share represents total common shareholders’ equity divided by diluted common shares outstanding, determined using the treasury stock method. Cash-settled restricted stock units are excluded.

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

The decrease in ROACE for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, was primarily driven by a decrease in net investment income, and the foreign exchange losses, partially offset by increases in net investment gains and underwriting income.

The decrease in ROACE for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was primarily driven by the underwriting loss, a decrease in net investment income, the net investment losses, and the interest in loss of equity method investments, partially offset by the foreign exchange gains, and decreases in corporate expenses, reorganization expenses, and the amortization of value of business acquired ("VOBA") associated with the acquisition of Novae. In addition, ROACE was impacted by an increase in average common shareholders' equity.

Operating ROACE excludes the impact of net investment gains (losses), foreign exchange losses (gains), reorganization expenses, and interest in income (loss) of equity method investments.

The decrease in operating ROACE for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, was primarily driven by a decrease in net investment income, partially offset by an increase in underwriting income.

The decrease in operating ROACE for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was primarily driven by the underwriting loss and a decrease in investment income, partially offset by decreases in corporate expenses and the amortization of VOBA associated with the acquisition of Novae. In addition, operating ROACE was impacted by an increase in average common shareholders' equity.

Book Value per Diluted Common Share

We consider book value per diluted common share to be an appropriate measure of our returns to common shareholders, as we believe growth in our book value on a diluted basis will ultimately translate into appreciation of our stock price.

During the three months ended June 30, 2020, book value per diluted common share increased to $55.09 from $49.78, an increase of 11%, due to the net income generated and net unrealized gains reported in accumulated other comprehensive income, partially offset by common dividends declared.

During the six months ended June 30, 2020, book value per diluted common share decreased to $55.09 from $55.79, a decrease of 1% due to the net loss generated and common dividends declared, partially offset by net unrealized gains reported in accumulated other comprehensive income.

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

Book Value per Diluted Common Share Adjusted for Dividends

Book value per diluted common share adjusted for dividends increased by $5.72, or 11% for the three months ended June 30, 2020 and increased by $0.12 for the six months ended June 30, 2020.

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

During the three months ended June 30, 2020, the increase in total value was driven by the net income generated in the period and unrealized investment gains reported in accumulated other comprehensive income.

During the six months ended June 30, 2020, the increase in total value was driven by net unrealized investment gains recognized in accumulated other comprehensive income, partially offset by the net loss generated in the period.

Book value per diluted common share adjusted for dividends increased by $3.55, or 7% for the three months ended June 30, 2019 and increased by $6.86, or 14% for the six months ended June 30, 2019.

During the three months ended June 30, 2019, total value created was primarily driven by the net income generated in the period and unrealized gains reported in accumulated other comprehensive income.

During the six months ended June 30, 2019, total value created was primarily driven by the net income generated in the period and unrealized gains reported in accumulated other comprehensive income.

NON-GAAP FINANCIAL MEASURES RECONCILIATION

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Net income (loss) available (attributable) to common shareholders	$112,477	$166,387	$(72,908)	$264,515
Net investment (gains) losses(1)	(53,043)	(21,225)	9,831	(33,996)
Foreign exchange losses (gains)(2)	9,709	(12,381)	(51,974)	(5,325)
Reorganization expenses(3)	392	3,276	(591)	18,096
Interest in (income) loss of equity method investments(4)	(7,102)	(2,635)	16,475	(4,853)
Income tax expense	9,070	3,569	6,259	3,164
Operating income (loss)	$71,503	$136,991	$(92,908)	$241,601

Earnings (loss) per diluted common share	$1.33	$1.97	$(0.87)	$3.14
Net investment (gains) losses	(0.63)	(0.25)	0.12	(0.40)
Foreign exchange losses (gains)	0.11	(0.15)	(0.62)	(0.06)
Reorganization expenses	—	0.04	(0.01)	0.21
Interest in (income) loss of equity method investments	(0.08)	(0.03)	0.20	(0.06)
Income tax expense	0.11	0.04	0.07	0.03
Operating income (loss) per diluted common share(5)	$0.84	$1.62	$(1.11)	$2.86

Weighted average diluted common shares outstanding(6)	84,600	84,401	84,198	84,338

Average common shareholders' equity	$4,518,699	$4,658,317	$4,758,414	$4,523,274

Annualized return on average common equity	10.0%	14.3%	(3.1%)	11.7%

Annualized operating return on average common equity(7)	6.3%	11.8%	(3.9%)	10.7%

(1)Tax cost (benefit) of $8,114 and $2,936 for the three months ended June 30, 2020 and 2019, respectively, and $2,437 and $5,771 for the six months ended June 30, 2020 and 2019, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.
(2)Tax cost (benefit) of $1,084 and $1,170 for the three months ended June 30, 2020 and 2019, respectively, and $3,611 and $588 for the six months ended June 30, 2020 and 2019, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.
(3)Tax cost (benefit) of ($128) and ($537) for the three months ended June 30, 2020 and 2019, respectively, and $211 and ($3,195) for the six months ended June 30, 2020 and 2019, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.
(4)Tax cost (benefit) of $nil for the three and six months ended June 30, 2020 and 2019, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.
(5)Operating loss per diluted common share for the six months ended June 30, 2020 was calculated using weighted average common shares outstanding due to the operating loss recognized in the period.
(6)Refer to Item 1, Note 7 to our Consolidated Financial Statements 'Earnings per Common Share' for further details.
(7)Annualized operating ROACE is calculated by dividing annualized operating income (loss) for the period by the average common shareholders' equity balances determined using the common shareholders' equity balances at the beginning and end of the period. The reconciliation to ROACE, the most comparable GAAP financial measure is provided in the table above, and a discussion of the rationale for its presentation is provided below.

Rationale for Non-GAAP Financial Measures

We present our results of operations in the way we believe will be most meaningful and useful to investors, analysts, rating agencies and others who use our financial information to evaluate our performance. Some of the measurements we use are considered non-GAAP financial measures under SEC rules and regulations. In the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), we present underwriting-related general and administrative expenses, consolidated underwriting income (loss), operating income (loss) (in total and on a per share basis), annualized operating return on average common equity ("operating ROACE") amounts presented on a constant currency basis, pre-tax total return on cash and investments excluding foreign exchange movements which are non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. We believe that these non-GAAP financial measures, which may be defined and calculated differently by other companies, better explain and enhance the understanding of our results of operations. However, these measures should not be viewed as a substitute for those determined in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

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

The reconciliation of underwriting-related general and administrative expenses to general and administrative expenses, the most comparable GAAP financial measure, is presented in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Results of Operations'.

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

Reorganization expenses are related to the transformation program which was launched in 2017. This program encompasses the integration of Novae, which commenced in the fourth quarter of 2017, the realignment of our accident and health business, together with other initiatives designed to increase efficiency and enhance profitability, while delivering a customer-centric operating model. Reorganization expenses are primarily driven by business decisions, the nature and timing of which are not related to the underwriting process, therefore, these expenses are excluded from consolidated underwriting income (loss).

We believe that the presentation of underwriting-related general and administrative expenses and consolidated underwriting income (loss) provides investors with an enhanced understanding of our results of operations, by highlighting the underlying pre-tax profitability of our underwriting activities. The reconciliation of consolidated underwriting income (loss) to net income (loss), the most comparable GAAP financial measure, is presented in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Results of Operations'.

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

Reorganization expenses are related to the transformation program which was launched in 2017. This program encompasses the integration of Novae, which commenced in the fourth quarter of 2017, the realignment of our accident and health business, together with other initiatives designed to increase efficiency and enhance profitability, while delivering a customer-centric operating model. Reorganization expenses are primarily driven by business decisions, the nature and timing of which are not related to the underwriting process, therefore, these expenses are excluded from operating income (loss).

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

We believe that showing net income (loss) available (attributable) to common shareholders exclusive of after-tax net investment gains (losses), foreign exchange losses (gains), reorganization expenses, and interest in income (loss) of equity method investments reflects the underlying fundamentals of our business. In addition, we believe that this presentation enables investors and other users of our financial information to analyze performance in a manner similar to how our management analyzes the underlying business performance. We also believe this measure follows industry practice and, therefore, facilitates comparison of our performance with our peer group. We believe that equity analysts and certain rating agencies that follow us, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons. The reconciliation of operating income (loss) to net income (loss) available (attributable) to common shareholders, the most comparable GAAP financial measure, is presented above.

We also present operating income (loss) per diluted common share and annualized operating ROACE, which are derived from the operating income (loss) measure and are reconciled above to the most comparable GAAP financial measures, earnings (loss) per diluted common share and annualized return on average common equity ("ROACE"), respectively.

Constant Currency Basis

We present gross premiums written, net premiums written and net premiums earned on a constant currency basis in the MD&A. The amounts presented on a constant currency basis are calculated by applying the average foreign exchange rate from the current year to the prior year amounts. We believe this presentation enables investors and other users of our financial information to analyze growth in gross premiums written, net premiums written and net premiums earned on a constant basis. The reconciliation to gross premiums written, net premiums written and net premiums earned on a GAAP basis is presented in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment'.

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

CASH AND INVESTMENTS

Details of cash and investments are as follows:

	June 30, 2020	December 31, 2019
	Fair Value	Fair Value

Fixed maturities	$12,046,415	$12,468,205
Equity securities	378,860	474,207
Mortgage loans	524,757	432,748
Other investments	768,635	770,923
Equity method investments	101,346	117,821
Short-term investments	34,337	38,471
Total investments	$13,854,350	$14,302,375

Cash and cash equivalents(1)	$1,648,833	$1,576,457

(1)Includes restricted cash and cash equivalents of $562 million and $335 million at June 30, 2020 and at December 31, 2019, respectively.

Overview

The fair value of total investments decreased by $448 million in the six months ended June 30, 2020, driven by the repayment of $500 million 5.875% Senior Notes, the redemption of $225 million of 5.50% Series D preferred shares and cash outflows to support operations, partially offset by the increase in the market value of fixed maturities due to the decline in yields.

An analysis of our investment portfolio by asset class is detailed below:

Fixed Maturities

Details of our fixed maturities portfolio are as follows:

	June 30, 2020		December 31, 2019
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$2,013,267	17%	$2,112,881	17%
Non-U.S. government	608,097	5%	576,592	5%
Corporate debt	4,662,411	38%	4,930,254	38%
Agency RMBS	1,535,073	13%	1,592,584	13%
CMBS	1,377,264	11%	1,365,052	11%
Non-agency RMBS	118,219	1%	84,922	1%
ABS	1,534,564	13%	1,598,693	13%
Municipals(1)	197,520	2%	207,227	2%
Total	$12,046,415	100%	$12,468,205	100%

Credit ratings:
U.S. government and agency	$2,013,267	17%	$2,112,881	17%
AAA(2)	4,690,743	39%	4,896,833	38%
AA	816,922	7%	865,601	7%
A	1,978,495	16%	1,848,331	15%
BBB	1,589,518	13%	1,684,589	14%
Below BBB(3)	957,470	8%	1,059,970	9%
Total	$12,046,415	100%	$12,468,205	100%

(1)Includes bonds issued by states, municipalities, and political subdivisions.
(2)Includes U.S. government-sponsored agencies, residential mortgage-backed securities ("RMBS") and commercial mortgage-backed securities ("CMBS").
(3)Non-investment grade and non-rated securities.

At June 30, 2020, fixed maturities had a weighted average credit rating of AA- (2019: AA-), a book yield of 2.5% (2019: 2.8%) and an average duration of 3.4 years (2019: 3.2 years). At June 30, 2020, fixed maturities together with short-term investments, and cash and cash equivalents (i.e. total investments of $13.7 billion), had an average credit rating of AA- (2019: AA-) and an average duration of 3.1 years (2019: 2.9 years).

At June 30, 2020, net unrealized gains on fixed maturities were $331 million, compared to net unrealized gains of $205 million at December 31, 2019, an increase of $126 million due to the decline in yields.

Equity Securities

At June 30, 2020, net unrealized gains on equity securities were $38 million, compared to unrealized gains of $75 million at December 31, 2019, a decrease of $37 million driven by the decline in equity markets.

Mortgage Loans

During the six months ended June 30, 2020, our investment in commercial mortgage loans increased by $92 million. The commercial mortgage loans are high quality and collateralized by a variety of commercial properties and are diversified both geographically throughout the U.S. and by property type to reduce the risk of concentration. At June 30, 2020, there were no credit losses or past due amounts associated with our commercial mortgage loans portfolio.

Other Investments

Details of our other investments portfolio are as follows:

	June 30, 2020		December 31, 2019
	Fair Value	% of Total	Fair Value	% of Total

Hedge funds
Long/short equity funds	$23,299	3%	$31,248	4%
Multi-strategy funds	142,625	19%	136,542	18%
Total hedge funds	165,924	22%	167,790	22%

Direct lending funds	262,802	34%	277,395	36%
Private equity funds	101,485	13%	80,412	10%
Real estate funds	144,003	19%	130,112	17%
Total hedge, direct lending, private equity and real estate funds	674,214	88%	655,709	85%

CLO-Equities	9,943	1%	14,328	2%
Other privately held investments	37,420	5%	36,934	5%
Overseas deposits	47,058	6%	63,952	8%
Total other investments	$768,635	100%	$770,923	100%

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

In our consolidated results, our ownership interest in Harrington is reported in interest in income (loss) of equity method investments.
Interest in income (loss) of equity method investments was $7 million and $(16) million for the three and six months ended June 30, 2020, respectively, compared to interest in income of equity method investments of $3 million and $5 million for the three and six months ended June 30, 2019, respectively. The income for the three months ended June 30, 2020, was attributable to positive investment returns realized by Harrington. The loss for the six months ended June 30, 2020 was attributable to negative investment returns realized by Harrington.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the ‘Liquidity and Capital Resources’ section included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 for a general discussion of our liquidity and capital resources.

The following table summarizes our consolidated capital:

	June 30, 2020	December 31, 2019

Debt	$1,309,076	$1,808,157

Preferred shares	550,000	775,000
Common equity	4,747,820	4,769,008
Shareholders’ equity	5,297,820	5,544,008
Total capital	$6,606,896	$7,352,165

Ratio of debt to total capital	19.8%	24.6%
Ratio of debt and preferred equity to total capital	28.1%	35.1%

We finance our operations with a combination of debt and equity capital. Debt to total capital and debt and preferred equity to total capital ratios provide an indication of our capital structure, along with some insight into our financial strength.

While the impact of the COVID-19 pandemic has reduced common shareholders' equity, we believe that our financial flexibility remains strong, and we will make adjustments as necessary, if the outlook and impact changes. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Recent Developments related to COVID-19' for further information.
Debt

On June 1, 2020, AXIS Specialty Finance LLC, a 100% owned finance subsidiary, repaid $500 million aggregate principal amount of 5.875% Senior Notes at their stated maturity.

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

Common Equity

During the six months ended June 30, 2020, our common equity decreased by $21 million. The following table reconciles our opening and closing common equity positions:

Six months ended June 30,	2020

Common equity - opening	$4,769,008
Treasury shares reissued	1,889
Share-based compensation expense	19,293
Change in unrealized gains (losses) on available for sale investments, net of tax	113,780
Foreign currency translation adjustment	(3,891)
Net income (loss)	(57,783)
Preferred share dividends	(15,125)
Common share dividends	(70,749)
Treasury shares repurchased	(8,602)
Common equity - closing	$4,747,820

During the six months ended June 30, 2020, we repurchased 153,473 common shares from employees to satisfy withholding tax liabilities related to the vesting of share-settled restricted stock units granted under our 2007 and 2017 Long-Term Equity Compensation Plans for a total cost of $8.6 million.

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

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At June 30, 2020, the Company had not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to this item since December 31, 2019, with the exception of the changes in exposure to foreign currency risk presented below.

Foreign Currency Risk
The table below provides a sensitivity analysis of our total net foreign currency exposures.

	AUD	NZD	CAD	EUR	GBP	JPY	Other	Total

At June 30, 2020
Net managed assets (liabilities), excluding derivatives	$(1,455)	$(10,226)	$164,532	$(351,101)	$(159,939)	$(63,388)	$134,891	$(286,686)
Foreign currency derivatives, net	(1,378)	4,188	(158,821)	318,754	124,536	104,254	6,945	398,478
Net managed foreign currency exposure	(2,833)	(6,038)	5,711	(32,347)	(35,403)	40,866	141,836	111,792
Other net foreign currency exposure	—	—	111	7,709	(498)	—	33,817	41,139
Total net foreign currency exposure	$(2,833)	$(6,038)	$5,822	$(24,638)	$(35,901)	$40,866	$175,653	$152,931
Net foreign currency exposure as a percentage of total shareholders’ equity	(0.1%)	(0.1%)	0.1%	(0.5%)	(0.7%)	0.8%	3.3%	2.9%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$(283)	$(604)	$582	$(2,464)	$(3,590)	$4,087	$17,565	$15,293

(1)Assumes 10% change in underlying currencies relative to the U.S. dollar.

Total Net Foreign Currency Exposure

At June 30, 2020, total net foreign currency exposure was $153 million net long, driven by increases in exposures to the Japanese Yen and other non-core currencies primarily due to new business written during the six months ended June 30, 2020. In addition, $34 million included in other net foreign currency exposures related to assets managed by specific investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy. An emerging market debt portfolio is the primary contributor to this group of assets.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) at June 30, 2020. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2020, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2020.

Based upon that evaluation, there were no changes in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company has not experienced any material impact to its internal control over financial reporting resulting from the introduction of a remote work model due to the COVID-19 pandemic.

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

During the first quarter of 2020, there was a global outbreak of the novel coronavirus, COVID-19, which has spread to over 200 countries and territories, including our key business locations of Bermuda, the European Union, the U.K. and the U.S.. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries in which we operate, including Bermuda, the U.K., Switzerland and the U.S., have declared national emergencies. The global impact of the outbreak has continued to evolve during the second quarter of 2020, and many countries reacted by instituting social distancing measures and quarantines, placing restrictions on travel, restricting trading, limiting operations of non-essential businesses and issuing shelter in place orders. Such actions have created disruption in global supply chains, and adversely impacted operations in many sectors of the economy. The outbreak will likely have a continued adverse impact on economic and market conditions, triggering a global economic slowdown.

The scale and scope of the COVID-19 pandemic may heighten the potential adverse effects on our business, results of operation, financial condition or liquidity described in the risk factors contained in our Annual Report on Form 10-K, including without limitation:

•We have substantial exposure to losses resulting from catastrophe events, potentially including pandemics. The extent of our losses from the COVID-19 pandemic will ultimately depend on its severity and duration and such losses could have a material adverse effect on our results of operations, financial condition or liquidity. We have identified exposures arising from our underwriting of insurance and reinsurance policies that cover accident and health (including travel), event cancellation, property/business interruption, and potential exposures arising from our underwriting of insurance and reinsurance policies that cover credit and surety (including mortgage) and professional lines (medical malpractice and directors’ and officers’ liability) among others. These exposures and potential exposures include direct claims relating to COVID-19 (e.g., business interruption following a shelter in place order) and indirect exposures arising from an ensuing economic downturn. We note that other lines may be affected as the pandemic and associated economic downturn develop, and new information is discovered.

•Our exposures are controlled and limited by our insurance and reinsurance contracts, which include specific terms and conditions defining if and how our policies respond to losses arising from the COVID-19 pandemic. However, legislative, regulatory or judicial actions (e.g. the UK Financial Conduct Authority test case on business interruption insurance) and social influences could alter the interpretation of our contracts or extend or change coverage (beyond the obligations set forth within those contracts or beyond what was intended by the parties). These legislative, regulatory or judicial actions make it difficult to predict the total amount of losses we could incur as a result of the pandemic, but these losses could be material.

•Actual claims may exceed loss reserves. While we believe that net reserves for losses and loss expenses at June 30, 2020 are adequate, changes in the duration, severity and scope of the impact of the COVID-19 pandemic from current expectations may result in ultimate losses being materially greater or less than the net reserves for losses and loss expenses currently provided. Among the factors that would cause net reserves for losses and loss expenses to increase or decrease are changes in claim frequency or severity driven by the COVID-19 pandemic or its related impact on the economy.

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

•Our investment and derivative instrument portfolios are exposed to significant economic and capital markets risks related to changes in interest rates, bankruptcies, credit spreads and equity prices, as well as other risks, which may adversely affect our results of operations or financial condition. The performance of our cash and investments portfolio has a significant impact on our financial results. The impact of the COVID-19 pandemic has heightened the risks to which our portfolios are subject, including risks relating to general economic conditions, interest rate fluctuations, equity price risk, foreign currency movements, pre-payment or reinvestment risk, liquidity risk and credit risk. Our investments in equities, corporate debt and hedge funds have experienced an increase in price volatility. Government imposed restrictions on movements and/or social distancing practices have led to sharp declines in the revenue of many companies and industries, and we have some debt and/or equity exposure to some of these highly impacted sectors. We anticipate that negative impacts of the COVID-19 pandemic may continue for some time.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Common Shares
The following table shows information regarding the number of common shares repurchased:

Period	Total number of shares purchased(a) (b)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(b)

April 1-30, 2020	—	$36.01	—	—
May 1-31, 2020	2	$34.93	—	—
June 1-30, 2020	1	$41.12	—	—
Total	3		—	—

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

As and when allowed by the applicable law and regulations, certain of our non-U.S. subsidiaries provide treaty reinsurance coverage to non-U.S. insurers on a worldwide basis, including insurers of liability, marine, aviation and energy risks, and as a result, these underlying reinsurance portfolios may have some exposure to Iran. In addition, we underwrite insurance and facultative reinsurance on a global basis to non-U.S. insureds and insurers, including for liability, marine, aviation and energy risks. Coverage provided to non-Iranian business may indirectly cover an exposure in Iran. For example, certain of our operations underwrite global marine hull and cargo policies that provide coverage for vessels navigating into and out of ports worldwide, including Iran. For the quarter ended June 30, 2020, there has been no material amount of premium allocated or apportioned to activities relating to Iran. We intend for our non-U.S. subsidiaries to continue to provide such coverage only to the extent permitted by applicable law.

ITEM 6.  EXHIBITS

2.1	Rule 2.7 Announcement, dated July 5, 2017 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 6, 2017).
2.2	Rule 2.7 Announcement, dated August 24, 2017 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 25, 2017).
3.1	Certificate of Incorporation and Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1(Amendment No. 1) (No. 333-103620) filed on April 16, 2003).
3.2	Amended and Restated Bye-Laws (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on May 15, 2009).
4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).
4.2	Certificate of Designations establishing the specific rights, preferences, limitations and other terms of the Series E Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 7, 2016).
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101	The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline XBRL: (i) Consolidated Balance Sheets at June 30, 2020 and December 31, 2019; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019; (iv) Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
Dated: July 28, 2020

AXIS CAPITAL HOLDINGS LIMITED
By:	/S/ ALBERT BENCHIMOL
Albert Benchimol
President and Chief Executive Officer
(Principal Executive Officer)

/S/ PETER VOGT
Peter Vogt
Chief Financial Officer
(Principal Financial Officer)