Form 10-Q
period 2020-09-30
AXIS CAPITAL HOLDINGS LTD
filed 2020-10-28
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
At October 26, 2020, there were 84,321,136 common shares outstanding, $0.0125 par value per share, of the registrant.

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
Forward-looking statements contained in this report may include, but are not limited to, information regarding our estimates of losses for catastrophes and other large losses including losses related to the COVID-19 pandemic, measurements of potential losses in the fair market value of our investment portfolio and derivative contracts, our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the outcome of our strategic initiatives, our expectations regarding estimated synergies and the success of the integration of acquired entities, our expectations regarding the estimated benefits and synergies related to our transformation program, our expectations regarding pricing and other market conditions, our growth prospects, and valuations of the potential impact of movements in interest rates, credit spreads, equity securities' prices and foreign currency rates.
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
•inadvertent failure to comply with certain laws and regulations relating to sanctions and foreign corrupt practices;
•increased competition;
•changes in the political environment of certain countries in which we operate or underwrite business including the United Kingdom's withdrawal from the European Union;
•fluctuations in interest rates, credit spreads, equity securities' prices and/or foreign currency values;
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

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019

	2020	2019
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2020: $12,201,832; 2019: $12,263,240 Allowance for expected credit losses 2020: $2,498)	$12,609,241	$12,468,205
Equity securities, at fair value (Cost 2020: $356,176; 2019: $398,956)	417,886	474,207
Mortgage loans, held for investment, at fair value (Allowance for expected credit losses 2020: $nil)	544,095	432,748
Other investments, at fair value	760,206	770,923
Equity method investments	104,242	117,821
Short-term investments, at fair value	69,996	38,471
Total investments	14,505,666	14,302,375
Cash and cash equivalents	1,000,781	1,241,109
Restricted cash and cash equivalents	440,035	335,348
Accrued interest receivable	70,013	78,085
Insurance and reinsurance premium balances receivable (Allowance for expected credit losses 2020: $10,727)	3,131,791	3,071,390
Reinsurance recoverable on unpaid losses and loss expenses (Allowance for expected credit losses 2020: $22,825)	4,337,683	3,877,756
Reinsurance recoverable on paid losses and loss expenses	373,431	327,795
Deferred acquisition costs	520,706	492,119
Prepaid reinsurance premiums	1,278,672	1,101,889
Receivable for investments sold	17,513	35,659
Goodwill	102,003	102,003
Intangible assets	222,362	230,550
Value of business acquired	4,881	8,992
Operating lease right-of-use assets	131,776	111,092
Other assets	315,683	287,892
Total assets	$26,452,996	$25,604,054
Liabilities
Reserve for losses and loss expenses	$13,653,488	$12,752,081
Unearned premiums	4,070,649	3,626,246
Insurance and reinsurance balances payable	1,244,846	1,349,082
Debt	1,309,384	1,808,157
Payable for investments purchased	458,111	32,985
Operating lease liabilities	140,058	115,584
Other liabilities	310,565	375,911
Total liabilities	21,187,101	20,060,046

Shareholders’ equity
Preferred shares	550,000	775,000
Common shares (shares issued 2020: 176,580; 2019: 176,580 shares outstanding 2020: 84,309; 2019: 83,959)	2,206	2,206
Additional paid-in capital	2,325,196	2,317,212
Accumulated other comprehensive income	350,111	171,710
Retained earnings	5,804,637	6,056,686
Treasury shares, at cost (2020: 92,271; 2019: 92,621 shares)	(3,766,255)	(3,778,806)
Total shareholders’ equity	5,265,895	5,544,008
Total liabilities and shareholders’ equity	$26,452,996	$25,604,054

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Three months ended		Nine months ended
	2020	2019	2020	2019
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$1,091,312	$1,157,307	$3,283,941	$3,415,126
Net investment income	101,956	115,763	240,098	361,014
Other insurance related income (loss)	1,440	1,533	(5,270)	11,385
Net investment gains:
Allowance for expected credit losses	3,759	—	(2,498)	—
Impairment losses	(184)	—	(1,486)	—
Other-than-temporary impairment ("OTTI") losses	—	(1,458)	—	(6,328)
Other realized and unrealized investment gains	52,034	15,985	49,761	54,850
Total net investment gains	55,609	14,527	45,777	48,522
Total revenues	1,250,317	1,289,130	3,564,546	3,836,047

Expenses
Net losses and loss expenses	879,677	850,913	2,464,012	2,187,403
Acquisition costs	230,564	260,026	697,716	762,807
General and administrative expenses	138,823	155,522	436,538	496,008
Foreign exchange losses (gains)	60,734	(59,543)	8,760	(64,868)
Interest expense and financing costs	15,574	18,042	59,641	49,545
Reorganization expenses	1,413	11,215	822	29,310
Amortization of value of business acquired	1,028	4,368	4,111	24,666
Amortization of intangible assets	2,838	2,831	8,564	8,744
Total expenses	1,330,651	1,243,374	3,680,164	3,493,615

Income (loss) before income taxes and interest in income (loss) of equity method investments	(80,334)	45,756	(115,618)	342,432
Income tax (expense) benefit	12,056	(8,147)	6,030	(23,850)
Interest in income (loss) of equity method investments	2,896	792	(13,579)	5,645
Net income (loss)	(65,382)	38,401	(123,167)	324,227
Preferred share dividends	7,563	10,656	22,688	31,969
Net income (loss) available (attributable) to common shareholders	$(72,945)	$27,745	$(145,855)	$292,258

Per share data
Earnings (loss) per common share:
Earnings (loss) per common share	$(0.87)	$0.33	$(1.73)	$3.48
Earnings (loss) per diluted common share	$(0.87)	$0.33	$(1.73)	$3.46
Weighted average common shares outstanding	84,308	83,947	84,235	83,872
Weighted average diluted common shares outstanding	84,308	84,582	84,235	84,420

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Three months ended		Nine months ended
	2020	2019	2020	2019
	(in thousands)
Net income (loss)	$(65,382)	$38,401	$(123,167)	$324,227
Other comprehensive income, net of tax:
Available for sale investments:
Unrealized gains arising during the period for which an allowance for expected credit losses has not been recognized	95,112	39,569	210,383	361,220
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	220	—	(112)	—
Adjustment for reclassification of net realized gains, impairment losses and OTTI losses recognized in net income (loss)	(29,130)	(14,808)	(30,289)	(8,423)
Unrealized gains arising during the period, net of reclassification adjustment	66,202	24,761	179,982	352,797
Foreign currency translation adjustment	2,310	(4,610)	(1,581)	609
Total other comprehensive income, net of tax	68,512	20,151	178,401	353,406
Comprehensive income	$3,130	$58,552	$55,234	$677,633

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Three months ended		Nine months ended
	2020	2019	2020	2019
	(in thousands)
Preferred shares
Balance at beginning of period	$550,000	$775,000	$775,000	$775,000
Shares repurchased	—	—	(225,000)	—
Balance at end of period	550,000	$775,000	$550,000	$775,000

Common shares (par value)
Balance at beginning and end of period	2,206	2,206	2,206	2,206

Additional paid-in capital
Balance at beginning of period	2,317,354	2,303,592	2,317,212	2,308,583
Treasury shares reissued	(197)	(57)	(19,348)	(20,114)
Share-based compensation expense	8,039	5,948	27,332	21,014
Balance at end of period	2,325,196	2,309,483	2,325,196	2,309,483

Accumulated other comprehensive income
Balance at beginning of period	281,599	156,145	171,710	(177,110)
Unrealized gains (losses) on available for sale investments, net of tax:
Balance at beginning of period	295,301	159,671	181,521	(168,365)
Unrealized gains arising during the period, net of reclassification adjustment	66,202	24,761	179,982	352,797
Balance at end of period	361,503	184,432	361,503	184,432
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	(13,702)	(3,526)	(9,811)	(8,745)
Foreign currency translation adjustment	2,310	(4,610)	(1,581)	609
Balance at end of period	(11,392)	(8,136)	(11,392)	(8,136)
Balance at end of period	350,111	176,296	350,111	176,296

Retained earnings
Balance at beginning of period	5,913,029	6,108,577	6,056,686	5,912,812
Net income (loss)	(65,382)	38,401	(123,167)	324,227
Preferred share dividends	(7,563)	(10,656)	(22,688)	(31,969)
Common share dividends	(35,447)	(34,420)	(106,194)	(103,168)
Balance at end of period	5,804,637	6,101,902	5,804,637	6,101,902

Treasury shares, at cost
Balance at beginning of period	(3,766,368)	(3,779,043)	(3,778,806)	(3,791,420)
Shares repurchased	(84)	(31)	(8,685)	(9,445)
Shares reissued	197	57	21,236	21,848
Balance at end of period	(3,766,255)	(3,779,017)	(3,766,255)	(3,779,017)

Total shareholders’ equity	$5,265,895	$5,585,870	$5,265,895	$5,585,870

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Nine months ended
	2020	2019
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(123,167)	$324,227
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net investment gains	(45,777)	(48,522)
Net realized and unrealized (gains) losses on other investments	14,574	(49,271)
Amortization of fixed maturities	24,398	13,616
Interest in (income) loss of equity method investments	13,579	(5,645)
Amortization of value of business acquired	4,111	24,666
Other amortization and depreciation	46,734	56,964
Share-based compensation expense, net of cash payments	17,650	21,160
Changes in:
Accrued interest receivable	7,792	(1,291)
Reinsurance recoverable balances on unpaid and paid losses	(506,705)	(165,247)
Deferred acquisition costs	(29,126)	(20,249)
Prepaid reinsurance premiums	(177,624)	(228,973)
Reserve for losses and loss expenses	910,106	216,086
Unearned premiums	448,035	517,798
Insurance and reinsurance balances, net	(166,708)	(377,826)
Other items	(89,093)	(35,978)
Net cash provided by operating activities	348,779	241,515

Cash flows from investing activities:
Purchases of:
Fixed maturities	(8,543,641)	(7,705,671)
Equity securities	(40,027)	(45,086)
Mortgage loans	(115,290)	(129,711)
Other investments	(93,044)	(166,728)
Short-term investments	(206,400)	(126,960)
Proceeds from the sale of:
Fixed maturities	7,856,524	6,022,475
Equity securities	95,960	32,682
Other investments	133,536	222,982
Short-term investments	117,097	243,293
Proceeds from redemption of fixed maturities	1,155,648	885,128
Proceeds from redemption of short-term investments	57,948	15,794
Proceeds from the repayment of mortgage loans	4,245	20,759
Purchase of other assets	(36,582)	(41,800)
Net cash provided by (used in) investing activities	385,974	(772,843)

Cash flows from financing activities:
Taxes paid on withholding shares	(8,685)	(9,445)
Dividends paid - common shares	(106,595)	(103,526)
Repurchase of preferred shares	(225,000)	—
Dividends paid - preferred shares	(24,269)	(31,969)
Net proceeds from issuance of senior notes	—	296,334
Redemption of senior notes	(500,000)	(250,000)
Net cash used in financing activities	(864,549)	(98,606)

Effect of exchange rate changes on foreign currency cash, cash equivalents and restricted cash	(5,845)	8,465
Decrease in cash, cash equivalents and restricted cash	(135,641)	(621,469)
Cash, cash equivalents and restricted cash - beginning of period	1,576,457	1,830,020
Cash, cash equivalents and restricted cash - end of period	$1,440,816	$1,208,551

Supplemental disclosures of cash flow information:
Income taxes paid (refund)	$(5,309)	$12,149
Interest paid	$47,108	$37,875

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

Significant Accounting Policies

There was one change noted below to the Company's significant accounting policies subsequent to its Annual Report on Form 10-K for the year ended December 31, 2019.

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

Insurance and reinsurance premium balances receivable of $3,132 million and $3,071 million at September 30, 2020 and December 31, 2019, respectively, were presented net of an allowance for expected credit losses. The allowance for expected credit losses was estimated based on the Company's analysis of amounts due, historical delinquencies and write-offs, and current economic conditions, together with reasonable and supportable forecasts of short-term economic conditions, giving consideration to the potential impact from the COVID-19 pandemic. At September 30, 2020, the allowance for credit losses expected to be recognized over the life of premium balances receivable was $11 million, compared to an allowance for uncollectible premium balances receivable of $7 million at December 31, 2019. The allowance for expected credit losses is recognized in net income (loss). Any adjustment to the allowance for expected credit losses is recognized in the period in which it is determined. Write-offs of premium balances receivable, together with associated allowances for expected credit losses, are recognized in the period in which balances are deemed uncollectible. The Company does not have a history of significant write-offs.

Reinsurance recoverable on unpaid losses and loss expenses of $4,338 million and $3,878 million at September 30, 2020 and December 31, 2019, respectively, were presented net of an allowance for expected credit losses. The allowance for expected credit losses was estimated based on the Company's analysis of amounts due, historical delinquencies and write-offs, and disputes. In addition, the Company used a default analysis based on the reinsurers' credit rating and the length of collection periods to estimate allowances for credit expected losses on the remainder of the reinsurance recoverable balance. The default analysis considered current and forecasted economic conditions including the potential impact from the COVID-19 pandemic. At September 30, 2020, the allowance for credit losses expected to be recognized over the life of the reinsurance recoverable balances was $23 million, compared

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
to an allowance for estimated uncollectible reinsurance recoverable balances of $18 million at December 31, 2019. The allowance for expected credit losses is recognized in net income (loss). Any adjustment to the allowance for expected credit losses is recognized in the period in which it is determined. Write-offs of reinsurance recoverable balances, together with associated allowances for expected credit losses, are recognized in the period in which balances are deemed uncollectible. The Company does not have a history of significant write-offs.

Mortgage loans, held for investment of $544 million and $433 million at September 30, 2020 and December 31, 2019, respectively, were presented net of an allowance for expected credit losses. The allowance for expected credit losses was estimated based on the Company’s analysis of projected lifetime losses. These projections take into account the Company’s experience with loan losses, defaults and loss severity, and loss expectations for loans with similar risk characteristics. These evaluations are revised as conditions change and new information becomes available. At September 30, 2020 and December 31, 2019, the allowance for credit losses expected to be recognized over the life of our mortgage loans was $nil. The allowance for expected credit losses is recognized in net investment gains (losses). Any adjustment to the allowance for expected credit losses is recognized in the period in which it is determined.

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

An available for sale fixed maturity is impaired if the fair value of the investment is below amortized cost. If a fixed maturity is impaired and the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the full amount of the impairment loss is charged to net income and is included in net investment gains (losses). In instances where the Company intends to hold the impaired fixed maturity, and it does not anticipate to fully recover the amortized cost, an allowance for expected credit losses is established. At September 30, 2020, the allowance for expected credit losses was $2.5 million. The allowance for expected credit losses is charged to net income and is included in net investment gains (losses). The non-credit impairment amount of the loss is recognized in other comprehensive income.
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
The following tables present the underwriting results of the Company's reportable segments, as well as the carrying values of allocated goodwill and intangible assets:

	2020			2019
Three months ended and at September 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$935,817	$395,361	$1,331,178	$894,902	$511,604	$1,406,506
Net premiums written	544,857	271,125	815,982	517,050	339,031	856,081
Net premiums earned	570,184	521,128	1,091,312	536,451	620,856	1,157,307
Other insurance related income	688	752	1,440	733	800	1,533
Net losses and loss expenses	(443,389)	(436,288)	(879,677)	(338,966)	(511,947)	(850,913)
Acquisition costs	(114,569)	(115,995)	(230,564)	(115,551)	(144,475)	(260,026)
Underwriting-related general and administrative expenses	(94,379)	(23,456)	(117,835)	(100,559)	(26,060)	(126,619)
Underwriting loss	$(81,465)	$(53,859)	(135,324)	$(17,892)	$(60,826)	(78,718)

Net investment income			101,956			115,763
Net investment gains			55,609			14,527
Corporate expenses			(20,988)			(28,903)
Foreign exchange (losses) gains			(60,734)			59,543
Interest expense and financing costs			(15,574)			(18,042)
Reorganization expenses			(1,413)			(11,215)
Amortization of value of business acquired			(1,028)			(4,368)
Amortization of intangible assets			(2,838)			(2,831)
Income (loss) before income taxes and interest in income (loss) of equity method investments			$(80,334)			$45,756

Net losses and loss expenses ratio	77.8%	83.7%	80.6%	63.2%	82.5%	73.5%
Acquisition cost ratio	20.1%	22.3%	21.1%	21.5%	23.3%	22.5%
General and administrative expense ratio	16.5%	4.5%	12.8%	18.8%	4.1%	13.4%
Combined ratio	114.4%	110.5%	114.5%	103.5%	109.9%	109.4%

Goodwill and intangible assets	$324,365	$—	$324,365	$346,356	$—	$346,356

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.    SEGMENT INFORMATION (CONTINUED)

	2020			2019
Nine months ended and at September 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$2,914,100	$2,564,419	$5,478,519	$2,714,322	$2,923,169	$5,637,491
Net premiums written	1,729,268	1,821,692	3,550,960	1,638,197	2,065,263	3,703,460
Net premiums earned	1,709,268	1,574,673	3,283,941	1,630,473	1,784,653	3,415,126
Other insurance related income (loss)	2,091	(7,361)	(5,270)	1,779	9,606	11,385
Net losses and loss expenses	(1,252,569)	(1,211,443)	(2,464,012)	(961,444)	(1,225,959)	(2,187,403)
Acquisition costs	(343,579)	(354,137)	(697,716)	(344,981)	(417,826)	(762,807)
Underwriting-related general and administrative expenses	(284,909)	(76,714)	(361,623)	(311,491)	(87,049)	(398,540)
Underwriting income (loss)	$(169,698)	$(74,982)	(244,680)	$14,336	$63,425	77,761

Net investment income			240,098			361,014
Net investment gains			45,777			48,522
Corporate expenses			(74,915)			(97,468)
Foreign exchange (losses) gains			(8,760)			64,868
Interest expense and financing costs			(59,641)			(49,545)
Reorganization expenses			(822)			(29,310)
Amortization of value of business acquired			(4,111)			(24,666)
Amortization of intangible assets			(8,564)			(8,744)
Income (loss) before income taxes and interest in income (loss) of equity method investments			$(115,618)			$342,432

Net losses and loss expenses ratio	73.3%	76.9%	75.0%	59.0%	68.7%	64.1%
Acquisition cost ratio	20.1%	22.5%	21.2%	21.2%	23.4%	22.3%
General and administrative expense ratio	16.7%	4.9%	13.4%	19.0%	4.9%	14.5%
Combined ratio	110.1%	104.3%	109.6%	99.2%	97.0%	100.9%

Goodwill and intangible assets	$324,365	$—	$324,365	$346,356	$—	$346,356

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS
a)     Fixed Maturities and Equity securities

Fixed maturities

The following table provides the amortized cost and fair values of the Company's fixed maturities classified as available for sale:

	Amortized cost	Allowance for expected credit losses	Gross unrealized gains	Gross unrealized losses	Fair value

At September 30, 2020
Fixed maturities
U.S. government and agency	$1,929,224	$—	$62,872	$(630)	$1,991,466
Non-U.S. government	659,744	—	18,099	(4,042)	673,801
Corporate debt	4,607,629	(2,462)	214,924	(23,360)	4,796,731
Agency RMBS(1)	1,630,014	—	48,465	(1,373)	1,677,106
CMBS(2)	1,291,291	—	92,012	(2,565)	1,380,738
Non-agency RMBS	131,937	(36)	2,733	(1,104)	133,530
ABS(3)	1,679,839	—	12,374	(20,038)	1,672,175
Municipals(4)	272,154	—	11,982	(442)	283,694
Total fixed maturities	$12,201,832	$(2,498)	$463,461	$(53,554)	$12,609,241

At December 31, 2019
Fixed maturities
U.S. government and agency	$2,102,849	$—	$16,345	$(6,313)	$2,112,881
Non-U.S. government	564,505	—	14,535	(2,448)	576,592
Corporate debt	4,797,384	—	140,426	(7,556)	4,930,254
Agency RMBS(1)	1,570,823	—	25,215	(3,454)	1,592,584
CMBS(2)	1,340,156	—	29,838	(4,942)	1,365,052
Non-agency RMBS	84,381	—	1,393	(852)	84,922
ABS(3)	1,599,867	—	4,706	(5,880)	1,598,693
Municipals(4)	203,275	—	4,359	(407)	207,227
Total fixed maturities	$12,263,240	$—	$236,817	$(31,852)	$12,468,205

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
Equity Securities

The following table provides the cost and fair values of the Company's equity securities:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
At September 30, 2020
Equity securities
Common stocks	$10,679	$35	$(1,419)	$9,295
Preferred stocks	6,249	1,505	—	7,754
Exchange-traded funds	141,748	51,920	(1,466)	192,202
Bond mutual funds	197,500	11,135	—	208,635
Total equity securities	$356,176	$64,595	$(2,885)	$417,886

At December 31, 2019
Equity securities
Common stocks	$504	$77	$(388)	$193
Preferred stocks	—	—	—	—
Exchange-traded funds	215,986	81,444	(105)	297,325
Bond mutual funds	182,466	—	(5,777)	176,689
Total equity securities	$398,956	$81,521	$(6,270)	$474,207

In the normal course of investing activities, the Company actively manages allocations to non-controlling tranches of structured securities which are variable interests issued by Variable Interest Entities ("VIEs"). These structured securities include RMBS, CMBS and ABS.

The Company also invests in limited partnerships which represent 62% of the Company's other investments. The investments in limited partnerships include hedge funds, direct lending funds, private equity funds and real estate funds as well as CLO equity tranched securities, which are variable interests issued by VIEs (refer to Note 3(c) 'Other Investments'). The Company does not have the power to direct the activities that are most significant to the economic performance of these VIEs therefore the Company is not the primary beneficiary of these VIEs.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
Contractual Maturities of Fixed Maturities

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The table below provides the contractual maturities of fixed maturities:

	Amortized cost	Fair value	% of Total fair value

At September 30, 2020
Maturity
Due in one year or less	$367,208	$371,864	2.8%
Due after one year through five years	4,318,770	4,446,778	35.3%
Due after five years through ten years	2,524,796	2,660,506	21.1%
Due after ten years	257,977	266,544	2.1%
	7,468,751	7,745,692	61.3%
Agency RMBS	1,630,014	1,677,106	13.3%
CMBS	1,291,291	1,380,738	11.0%
Non-agency RMBS	131,937	133,530	1.1%
ABS	1,679,839	1,672,175	13.3%
Total	$12,201,832	$12,609,241	100.0%

At December 31, 2019
Maturity
Due in one year or less	$438,881	$443,228	3.6%
Due after one year through five years	4,810,202	4,884,837	39.2%
Due after five years through ten years	2,091,486	2,157,157	17.3%
Due after ten years	327,444	341,732	2.7%
	7,668,013	7,826,954	62.8%
Agency RMBS	1,570,823	1,592,584	12.8%
CMBS	1,340,156	1,365,052	10.9%
Non-agency RMBS	84,381	84,922	0.7%
ABS	1,599,867	1,598,693	12.8%
Total	$12,263,240	$12,468,205	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
 Gross Unrealized Losses

The following table summarizes fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

At September 30, 2020
Fixed maturities
U.S. government and agency	$—	$—	$237,349	$(630)	$237,349	$(630)
Non-U.S. government	28,253	(1,675)	99,028	(2,367)	127,281	(4,042)
Corporate debt	57,768	(3,924)	821,430	(19,436)	879,198	(23,360)
Agency RMBS	9,231	(21)	242,263	(1,352)	251,494	(1,373)
CMBS	9,467	(907)	121,193	(1,658)	130,660	(2,565)
Non-agency RMBS	5,048	(873)	22,552	(231)	27,600	(1,104)
ABS	313,666	(9,127)	667,236	(10,911)	980,902	(20,038)
Municipals	—	—	70,036	(442)	70,036	(442)
Total fixed maturities	$423,433	$(16,527)	$2,281,087	$(37,027)	$2,704,520	$(53,554)

At December 31, 2019
Fixed maturities
U.S. government and agency	$9,536	$(67)	$614,705	$(6,246)	$624,241	$(6,313)
Non-U.S. government	99,466	(2,036)	18,361	(412)	117,827	(2,448)
Corporate debt	121,635	(3,847)	375,858	(3,709)	497,493	(7,556)
Agency RMBS	195,395	(1,816)	326,402	(1,638)	521,797	(3,454)
CMBS	24,281	(64)	364,641	(4,878)	388,922	(4,942)
Non-agency RMBS	6,345	(792)	25,816	(60)	32,161	(852)
ABS	535,780	(4,667)	404,641	(1,213)	940,421	(5,880)
Municipals	5,418	(34)	46,684	(373)	52,102	(407)
Total fixed maturities	$997,856	$(13,323)	$2,177,108	$(18,529)	$3,174,964	$(31,852)

Fixed Maturities

At September 30, 2020, 1,365 fixed maturities (2019: 1,190) were in an unrealized loss position of $54 million (2019: $32 million), of which $21 million (2019: $5 million) was related to securities below investment grade or not rated.

At September 30, 2020, 234 fixed maturities (2019: 497) had been in a continuous unrealized loss position for twelve months or greater and had a fair value of $423 million (2019: $998 million). The Company concluded that the unrealized loss on these securities as well as the remaining securities in an unrealized loss position were due to non-credit factors at September 30, 2020, and were expected to recover in value as the securities approach maturity. At September 30, 2020, the Company did not intend to sell the securities in an unrealized loss position and it is more likely than not that the Company will not be required to sell these securities before the anticipated recovery of their amortized costs.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
b) Mortgage Loans

The following table provides details of the Company's mortgage loans held-for-investment:

	September 30, 2020		December 31, 2019
	Carrying value	% of Total	Carrying value	% of Total

Mortgage Loans held-for-investment:
Commercial	$544,095	100%	$432,748	100%
Total Mortgage Loans held-for-investment	$544,095	100%	$432,748	100%

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

The Company has a high quality mortgage loan portfolio with a weighted average debt service coverage ratio of 2.1x and a weighted average loan-to-value ratio of 59%. At September 30, 2020, there are no credit losses or past due amounts associated with the commercial mortgage loans held by the Company.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
c) Other Investments

The following tables provide a summary of the Company's other investments, together with additional information relating to the liquidity of each category:

	Fair value		Redemption frequency (if currently eligible)	Redemption notice period

At September 30, 2020
Long/short equity funds	$24,815	3%	Annually	60 days
Multi-strategy funds	111,980	15%	Quarterly, Semi-annually	60-95 days
Direct lending funds	269,783	35%	n/a	n/a
Private equity funds	106,701	14%	n/a	n/a
Real estate funds	153,163	20%	n/a	n/a
CLO-Equities	9,189	2%	n/a	n/a
Other privately held investments	39,493	5%	n/a	n/a
Overseas deposits	45,082	6%	n/a	n/a
Total other investments	$760,206	100%

At December 31, 2019
Long/short equity funds	$31,248	4%	Annually	60 days
Multi-strategy funds	136,542	18%	Quarterly, Semi-annually	60-90 days
Direct lending funds	277,395	36%	n/a	n/a
Private equity funds	80,412	10%	n/a	n/a
Real estate funds	130,112	17%	n/a	n/a
CLO-Equities	14,328	2%	n/a	n/a
Other privately held investments	36,934	5%	n/a	n/a
Overseas deposits	63,952	8%	n/a	n/a
Total other investments	$770,923	100%

n/a - not applicable

Two common redemption restrictions which may impact the Company's ability to redeem hedge funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund's net assets which may otherwise hinder the general partner or investment manager's ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During the nine months ended September 30, 2020 and 2019, neither of these restrictions impacted the Company's redemption requests. At September 30, 2020, $25 million (2019: $69 million), representing 18% (2019: 41%) of total hedge funds, relate to holdings where the Company is still within the lockup period. The expiration of these lockup periods range from March 2021 to March 2022.

At September 30, 2020, the Company had $153 million (2019: $170 million) of unfunded commitments as a limited partner in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from five to fifteen years and the General Partners of certain funds have the option to extend the term by up to three years.
At September 30, 2020, the Company had $20 million (2019: $24 million) of unfunded commitments as a limited partner in multi-strategy hedge funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until after the completion of the funds' investment term. These funds have investment terms ranging from two years to the dissolution of the underlying fund.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
At September 30, 2020, the Company had $158 million (2019: $82 million) of unfunded commitments as a limited partner in funds which invest in real estate and real estate securities and businesses. These funds include an open-ended fund and funds with investment terms ranging from seven years to the dissolution of the underlying fund.
At September 30, 2020, the Company had $163 million (2019: $261 million) of unfunded commitments as a limited partner in private equity funds. The life of the funds is subject to the dissolution of the underlying funds. The Company expects the overall holding period to be over five years.

During 2015, the Company made a $50 million commitment as a limited partner of a bank revolver opportunity fund. The fund has an investment term of seven years and the General Partners have the option to extend the term by up to two years. At September 30, 2020, this commitment remains unfunded. It is not anticipated that the full amount of this fund will be drawn.

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

e) Net Investment Income

Net investment income was derived from the following sources:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Fixed maturities	$73,992	$96,311	$244,394	$285,062
Other investments	25,125	11,143	(14,574)	49,271
Equity securities	1,871	2,232	6,258	7,757
Mortgage loans	3,609	3,984	11,322	10,735
Cash and cash equivalents	2,491	7,034	9,814	20,974
Short-term investments	440	973	2,303	5,975
Gross investment income	107,528	121,677	259,517	379,774
Investment expenses	(5,572)	(5,914)	(19,419)	(18,760)
Net investment income	$101,956	$115,763	$240,098	$361,014

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
f) Net Investment Gains

The following table provides an analysis of net investment gains:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Gross realized investment gains
Fixed maturities and short-term investments	$39,926	$32,475	$130,874	$61,882
Equity securities	556	1,825	24,514	3,424
Gross realized investment gains	40,482	34,300	155,388	65,306
Gross realized investment losses
Fixed maturities and short-term investments	(10,394)	(14,557)	(88,216)	(44,813)
Equity securities	(37)	(80)	(5,839)	(203)
Gross realized investment losses	(10,431)	(14,637)	(94,055)	(45,016)
Allowance for expected credit losses	3,759	—	(2,498)	—
Impairment losses(1)	(184)	—	(1,486)	—
OTTI losses	—	(1,458)	—	(6,328)
Change in fair value of investment derivatives(2)	(1,346)	2,592	1,970	287
Net unrealized gains (losses) on equity securities	23,329	(6,270)	(13,542)	34,273
Net investment gains	$55,609	$14,527	$45,777	$48,522

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
(2) Refer to Note 5 'Derivative Instruments'.

The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Balance at beginning of period	$6,257	$—	$—	$—
Expected credit losses on securities where credit losses were not previously recognized	194	—	22,570	—
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	(2,545)	—	(9,424)	—
Impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—	—	—
Securities sold/redeemed/matured	(1,408)	—	(10,648)	—
Balance at end of period	$2,498	$—	$2,498	$—

g) Reverse Repurchase Agreements

At September 30, 2020, the Company held $259 million (2019: $nil) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents in the Company's consolidated balance sheets. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, the Company receives principal and interest income. The Company monitors the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The tables below present the financial instruments measured at fair value on a recurring basis for the periods indicated:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At September 30, 2020
Assets
Fixed maturities
U.S. government and agency	$1,911,014	$80,452	$—	$—	$1,991,466
Non-U.S. government	—	673,801	—	—	673,801
Corporate debt	—	4,794,332	2,399	—	4,796,731
Agency RMBS	—	1,677,106	—	—	1,677,106
CMBS	—	1,378,115	2,623	—	1,380,738
Non-agency RMBS	—	123,898	9,632	—	133,530
ABS	—	1,661,665	10,510	—	1,672,175
Municipals	—	283,694	—	—	283,694
	1,911,014	10,673,063	25,164	—	12,609,241
Equity securities
Common stocks	9,295	—	—	—	9,295
Preferred stocks	7,754	—	—	—	7,754
Exchange-traded funds	192,202	—	—	—	192,202
Bond mutual funds	—	208,635	—	—	208,635
	209,251	208,635	—	—	417,886
Other investments
Hedge funds (1)	—	—	—	136,795	136,795
Direct lending funds	—	—	—	269,783	269,783
Private equity funds	—	—	—	106,701	106,701
Real estate funds	—	—	—	153,163	153,163
CLO-Equities	—	—	9,189	—	9,189
Other privately held investments	—	—	39,493	—	39,493
Overseas deposits	—	45,082	—	—	45,082
	—	45,082	48,682	666,442	760,206
Short-term investments	—	69,996	—	—	69,996
Other assets
Derivative instruments (refer to Note 5)	—	7,267	—	—	7,267
Total Assets	$2,120,265	$11,004,043	$73,846	$666,442	$13,864,596
Liabilities
Derivative instruments (refer to Note 5)	$—	$1,578	$9,448	$—	$11,026
Cash settled awards (refer to Note 8)	—	10,160	—	—	10,160
Total Liabilities	$—	$11,738	$9,448	$—	$21,186

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

(1) Includes Long/short equity and Multi-strategy funds.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The following table quantifies the significant unobservable inputs used in estimating fair values at September 30, 2020 of investments classified as Level 3 in the fair value hierarchy:

	Fair value	Valuation technique	Unobservable input	Range	Weighted average

Other investments - CLO-Equities	$9,189	Discounted cash flow	Default rates	3.8%	3.8%
			Loss severity rate	50.0%	50.0%
			Collateral spreads	3.0%	3.0%
			Estimated maturity dates	5 years	5 years
Derivatives - Other underwriting-related derivatives	$(9,448)	Discounted cash flow	Discount rate	0.5%	0.5%

Note: Fixed maturities of $25 million that are classified as Level 3 are excluded from the above table as these securities are priced using broker-dealer quotes. In addition, privately held investments of $39 million that are classified as Level 3 are excluded from the above table as these investments are priced using capital statements received from investee companies.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The following tables present changes in Level 3 for financial instruments measured at fair value on a recurring basis:

	Opening balance	Transfers into Level 3	Transfers out of Level 3	Included in net income(1)	Included in OCI (2)	Purchases	Sales	Settlements/ distributions	Closing balance	Change in unrealized gains/(losses) (3)

Three months ended September 30, 2020
Fixed maturities
Corporate debt	$2,298	$—	$—	$—	$101	$—	$—	$—	$2,399	$—
CMBS	4,434	—	—	—	148	—	—	(1,959)	2,623	—
Non-agency RMBS	9,562	—	—	—	70	—	—	—	9,632	—
ABS	441	10,060	—	—	9	—	—	—	10,510	—
	16,735	10,060	—	—	328	—	—	(1,959)	25,164	—
Other investments
CLO-Equities	9,943	—	—	(422)	—	—	—	(332)	9,189	(422)
Other privately held investments	37,420	—	—	797	—	1,276	—	—	39,493	566
	47,363	—	—	375	—	1,276	—	(332)	48,682	144
Total assets	$64,098	$10,060	$—	$375	$328	$1,276	$—	$(2,291)	$73,846	$144

Other liabilities
Derivative instruments	$9,818	$—	$—	$(370)	$—	$—	$—	$—	$9,448	$(370)
Total liabilities	$9,818	$—	$—	$(370)	$—	$—	$—	$—	$9,448	$(370)

Nine months ended September 30, 2020
Fixed maturities
Corporate debt	$2,297	$—	$—	$—	$102	$—	$—	$—	$2,399	$—
CMBS	5,235	—	—	—	(64)	—	—	(2,548)	2,623	—
Non-agency RMBS	—	9,185	—	—	447	—	—	—	9,632	—
ABS	489	10,060	—	—	(39)	—	—	—	10,510	—
	8,021	19,245	—	—	446	—	—	(2,548)	25,164	—
Other investments
CLO-Equities	14,328	—	—	(3,592)	—	—	—	(1,547)	9,189	(3,592)
Other privately held investments	36,934	—	—	801	—	1,758	—	—	39,493	570
	51,262	—	—	(2,791)	—	1,758	—	(1,547)	48,682	(3,022)
Total assets	$59,283	$19,245	$—	$(2,791)	$446	$1,758	$—	$(4,095)	$73,846	$(3,022)

Other liabilities
Derivative instruments	$9,672	$—	$—	$9,747	$—	$—	$—	$(9,971)	$9,448	$(224)
Total liabilities	$9,672	$—	$—	$9,747	$—	$—	$—	$(9,971)	$9,448	$(224)

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)

	Opening balance	Transfers into Level 3	Transfers out of Level 3	Included in net income(1)	Included in OCI (2)	Purchases	Sales	Settlements/ distributions	Closing balance	Change in unrealized gains/(losses)(3)

Three months ended September 30, 2019
Fixed maturities
Corporate debt	$39,137	$—	$(489)	$—	$(97)	$—	$—	$—	$38,551	$—
CMBS	9,892	5,285	—	—	(13)	—	—	(390)	14,774	—
Non-agency RMBS	—	—	—	—	—	—	—	—	—	—
ABS	491	—	—	—	1	—	—	—	492	—
	49,520	5,285	(489)	—	(109)	—	—	(390)	53,817	—
Other investments
CLO-Equities	17,798	—	—	(1,308)	—	—	—	(1,036)	15,454	(1,308)
Other privately held investments	28,452	—	—	2,016	—	15,000	(14,749)	—	30,719	2,502
	46,250	—	—	708	—	15,000	(14,749)	(1,036)	46,173	1,194
Total assets	$95,770	$5,285	$(489)	$708	$(109)	$15,000	$(14,749)	$(1,426)	$99,990	$1,194

Other liabilities
Derivative instruments	$10,262	$—	$—	$(126)	$—	$—	$—	$—	$10,136	$(126)
Total liabilities	$10,262	$—	$—	$(126)	$—	$—	$—	$—	$10,136	$(126)

Nine months ended September 30, 2019
Fixed maturities
Corporate debt	$49,012	$—	$(489)	$(1,459)	$836	$—	$(5,578)	$(3,771)	$38,551	$—
CMBS	19,134	5,285	(4,767)	—	151	—	—	(5,029)	14,774	—
Non-agency RMBS	—	—	—	—	—	—	—	—	—	—
ABS	18,533	—	(27,966)	—	175	9,750	—	—	492	—
	86,679	5,285	(33,222)	(1,459)	1,162	9,750	(5,578)	(8,800)	53,817	—
Other investments
CLO-Equities	21,271	—	—	(60)	—	—	—	(5,757)	15,454	(60)
Other privately held investments	44,518	—	—	16,877	—	17,500	(48,176)	—	30,719	3,936
	65,789	—	—	16,817	—	17,500	(48,176)	(5,757)	46,173	3,876
Total assets	$152,468	$5,285	$(33,222)	$15,358	$1,162	$27,250	$(53,754)	$(14,557)	$99,990	$3,876

Other liabilities
Derivative instruments	$10,299	$—	$—	$(163)	$—	$—	$—	$—	$10,136	$(163)
Total liabilities	$10,299	$—	$—	$(163)	$—	$—	$—	$—	$10,136	$(163)

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
Transfers into Level 3 from Level 2

The transfers into Level 3 from Level 2 during the three and nine months ended September 30, 2020 and 2019 were primarily due to the lack of observable market inputs and multiple quotes from pricing vendors and broker-dealers for certain fixed maturities.

Transfers out of Level 3 into Level 2

There were no transfers out of Level 3 into Level 2 during the three and nine months ended September 30, 2020. The transfers out of Level 3 into Level 2 during the three and nine months ended September 30, 2019 were primarily due to the availability of observable market inputs and multiple quotes from pricing vendors for certain fixed maturities.

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

For direct lending funds, private equity funds, real estate funds and two of the Company's hedge funds, valuation statements are typically released on a reporting lag therefore the Company estimates the fair value of these funds by starting with the most recent fund valuations and adjusting for capital calls, redemptions, drawdowns and distributions. Return estimates are not available from the relevant fund managers for these funds therefore the Company typically has a reporting lag in its fair value measurements of these funds. At September 30, 2020, funds reported on a lag represented 74% (2019: 68%) of the Company's total other investments balance.

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
At September 30, 2020, the carrying values of cash and cash equivalents including restricted amounts, accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated their fair values due to their short maturities. As these financial instruments are not actively traded, their fair values are classified as Level 2.

At September 30, 2020, the carrying value of mortgage loans held-for-investment approximated their fair value. The fair values of mortgage loans are primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk or are determined from pricing for similar loans. As mortgage loans are not actively traded their fair values are classified as Level 3.

At September 30, 2020, the Company's debt was recorded at amortized cost with a carrying value of $1,309 million (2019: $1,808 million) and a fair value of $1,431 million (2019: $1,896 million). The fair value of the Company's debt is based on prices obtained from a third-party pricing service and is determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As the yields for the risk-free yield curve and the spreads are observable market inputs, the fair value of the Company's debt is classified as Level 2.

5.    DERIVATIVE INSTRUMENTS

The following table provides the balance sheet classifications of derivatives recorded at fair value:

	September 30, 2020			December 31, 2019
	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)

Relating to investment portfolio:
Foreign exchange forward contracts	$256,338	$1,804	$201	$68,998	$—	$1,405
Relating to underwriting portfolio:
Foreign exchange forward contracts	1,009,860	5,463	1,377	1,038,630	3,174	2,560
Other underwriting-related contracts	75,000	—	9,448	85,000	—	9,672
Total derivatives		$7,267	$11,026		$3,174	$13,637

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

The following table provides a reconciliation of gross derivative assets and liabilities to the net amounts presented in the consolidated balance sheets, with the difference being attributable to the impact of master netting agreements:

	September 30, 2020			December 31, 2019
	Gross amounts	Gross amounts offset	Net amounts(1)	Gross amounts	Gross amounts offset	Net amounts(1)

Derivative assets	$14,376	$(7,109)	$7,267	$7,673	$(4,499)	$3,174
Derivative liabilities	$18,135	$(7,109)	$11,026	$18,136	$(4,499)	$13,637

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.    DERIVATIVE INSTRUMENTS (CONTINUED)
The total unrealized and realized gains (losses) recognized in net income for derivatives not designated as hedges are shown in the following table:

	Location of gain (loss) recognized in net income	Three months ended September 30,		Nine months ended September 30,
		2020	2019	2020	2019

Relating to investment portfolio:
Foreign exchange forward contracts	Net investment gains (losses)	$(1,346)	$2,592	$1,970	$3,964
Interest rate swaps	Net investment gains (losses)	—	—	—	(3,677)
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange gains (losses)	16,370	(6,883)	14,811	(16,598)
Other underwriting-related contracts	Other insurance related income (losses)	370	417	(9,361)	1,035
Total		$15,394	$(3,874)	$7,420	$(15,276)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES

Reserve Roll-Forward

The following table presents a reconciliation of the Company's beginning and ending gross reserve for losses and loss expenses and net reserves for unpaid losses and loss expenses:

	Nine months ended September 30,
	2020	2019

Gross reserve for losses and loss expenses, beginning of period	$12,752,081	$12,280,769
Less reinsurance recoverable on unpaid losses and loss expenses, beginning of period	(3,877,756)	(3,501,669)
Net reserve for unpaid losses and loss expenses, beginning of period	8,874,325	8,779,100

Net incurred losses and loss expenses related to:
Current year	2,473,363	2,252,424
Prior years	(9,351)	(65,021)
	2,464,012	2,187,403
Net paid losses and loss expenses related to:
Current year	(227,332)	(329,519)
Prior years	(1,831,192)	(1,791,233)
	(2,058,524)	(2,120,752)

Foreign exchange and other	35,992	(53,037)

Net reserve for unpaid losses and loss expenses, end of period	9,315,805	8,792,714
Reinsurance recoverable on unpaid losses and loss expenses, end of period	4,337,683	3,705,793
Gross reserve for losses and loss expenses, end of period	$13,653,488	$12,498,507

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
The Company writes business with loss experience generally characterized as low frequency and high severity in nature, which can result in volatility in its financial results. During the nine months ended September 30, 2020, the Company recognized catastrophe and weather-related losses, net of reinstatement premiums of $576 million (2019: $206 million).

Estimates for Significant Catastrophe Events

At September 30, 2020, net reserves for losses and loss expenses included estimated amounts for numerous catastrophe events. The magnitude and complexity of losses arising from certain of these events inherently increase the level of uncertainty, and therefore, increase the level of management judgment involved in arriving at estimated net reserves for losses and loss expenses. These events include the COVID-19 pandemic, Hurricanes Laura and Sally, and wildfires across the West Coast of the United States in 2020, Japanese Typhoons Hagibis, Faxai and Tapah, Hurricane Dorian, and the Australia Wildfires in 2019, Hurricanes Michael and Florence, California Wildfires, and Typhoon Jebi in 2018, and Hurricanes Harvey, Irma and Maria, and the California Wildfires in 2017. Actual losses for these events may ultimately differ materially from the Company's current estimates.

The estimate of net reserves for losses and loss expenses related to the COVID-19 pandemic represented the Company's best estimate of losses and loss adjustment expenses that have been incurred at September 30, 2020. The determination of the Company's net reserves for losses and loss expenses for its insurance segment was based on its ground-up assessment of coverage from individual contracts and treaties, including a review of contracts with potential exposure to the COVID-19 pandemic. The determination of the Company's net reserves for losses and loss expenses for its reinsurance segment was largely based on a range of industry insured loss estimates and market share analyses, supplemented by a review of in-force treaties that may provide coverage and catastrophe modeling analyses, where appropriate. In addition, the Company considered preliminary information received from clients, brokers and loss adjusters.
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

While the Company believes its estimate of net reserves for losses and loss expenses is adequate for losses and loss adjustment expenses that have been incurred at September 30, 2020 based on current facts and circumstances, the Company will continue to monitor the appropriateness of its assumptions as new information comes to light and will adjust its estimate of net reserves for losses and loss adjustment expenses, as appropriate. Actual losses for these events may ultimately differ materially from the Company's current estimates.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
Prior Year Reserve Development

The Company's net favorable prior year reserve development arises from changes to estimates of losses and loss expenses related to loss events that occurred in previous calendar years. The following table presents net prior year reserve development by segment:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Insurance	$270	$14,609	$4,521	$42,849
Reinsurance	314	12,118	4,830	22,172
Total	$584	$26,727	$9,351	$65,021

The following tables map the Company's lines of business to reserve classes and the expected claim tails:

Insurance segment
Reserve class and tail

	Property and other	Marine	Aviation	Credit and political risk	Professional lines	Liability

	Short	Short	Short/Medium	Medium	Medium	Long

Reported lines of business
Property	X
Marine		X
Terrorism	X
Aviation			X
Credit and political risk				X
Professional lines					X
Liability						X
Accident and health	X
Discontinued lines - Novae	X				X	X

Reinsurance segment
Reserve class and tail

	Property and other	Credit and surety	Professional lines	Motor	Liability

	Short	Medium	Medium	Long	Long

Reported lines of business
Catastrophe	X
Property	X
Credit and surety		X
Professional lines			X
Motor				X
Liability					X
Engineering	X
Agriculture	X
Marine and other	X
Accident and health	X
Discontinued lines - Novae	X			X	X

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
Short-tail business

Short-tail business includes the underlying exposures in property and other, marine and aviation reserve classes in the insurance segment, and the property and other reserve class in the reinsurance segment.

For the three months ended September 30, 2020, these reserve classes contributed net favorable prior year reserve development of $14 million, including net favorable prior year reserve development of $7 million contributed by the insurance property and other reserve class, net favorable prior year development of $4 million contributed by the insurance marine reserve class and net favorable prior year reserve development of $3 million contributed by the reinsurance property and other reserve class.

For the nine months ended September 30, 2020, these reserve classes contributed net favorable prior year reserve development of $44 million, including net favorable prior year reserve development of $43 million contributed by the insurance property and other reserve class and net favorable prior year development of $6 million contributed by the insurance aviation reserve class, partially offset by net adverse prior year reserve development of $5 million recognized by the reinsurance property and other reserve class.

For the three months ended September 30, 2019, these reserve classes contributed net favorable prior year reserve development of $2 million, including net favorable prior year reserve development of $11 million contributed by the insurance property and other reserve class and net favorable prior year reserve development of $3 million contributed by the insurance marine and aviation reserve classes, partially offset by net adverse prior year development of $12 million recognized by the reinsurance property and other reserve class.

For the nine months ended September 30, 2019, these reserve classes recognized net adverse prior year reserve development of $50 million, including net adverse prior year reserve development of $71 million recognized by the reinsurance property and other reserve class and net adverse prior year reserve development of $4 million recognized by the insurance property and other reserve class, partially offset by net favorable prior year reserve development of $24 million contributed by the insurance marine reserve class. The net adverse prior year reserve development of $71 million recognized by the reinsurance property and other reserve class was due to an increase in loss estimates attributable to Typhoons Jebi and Trami consistent with updated industry insured loss estimates, an increase in loss estimates attributable to Hurricane Michael, and reserve strengthening attributable to late reporting of claims bordereaux associated within the European proportional book of business related to the 2018 accident year.

Medium-tail business

Medium-tail business consists primarily of insurance and reinsurance professional lines reserve classes, insurance credit and political risk reserve class and reinsurance credit and surety reserve class.

For the three and nine months ended September 30, 2020, the insurance professional lines reserve class recorded net adverse prior year reserve development of $7 million and $19 million, respectively, reflecting reserve strengthening mainly related to the 2018 and 2019 accident years and an increase in case reserves attributable to a specific large claim related to the 2009 accident year. For the three and nine months ended September 30, 2019, the insurance professional lines reserve class recorded net favorable prior year reserve development of $4 million and $14 million, respectively, reflecting generally favorable experience mainly related to the 2013 to 2015 accident years as the Company continued to transition to more experience based actuarial methods.

For the three and nine months ended September 30, 2020, the reinsurance professional lines reserve class recorded net adverse prior year reserve development of $14 million and $13 million respectively, reflecting an increase in case reserves attributable to a specific large claim related to the 2016 accident year and reserve strengthening mainly related to the 2016 to 2018 accident years. For the three months ended September 30, 2019, the reinsurance professional lines reserve class recorded net adverse prior year reserve development of $7 million reflecting reserve strengthening within the Company's European book of business.

For the nine months ended September 30, 2019, the insurance credit and political risk reserve class recorded net favorable prior year reserve development of $10 million reflecting better than expected loss emergence.

For the three and nine months ended September 30, 2020, the reinsurance credit and surety reserve class recorded net favorable prior year reserve development of $11 million (2019: $6 million) and $28 million (2019: $33 million), respectively, reflecting better than expected loss emergence.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
Long-tail business

Long-tail business consists primarily of insurance and reinsurance liability reserve classes and reinsurance motor reserve class.

For the three and nine months ended September 30, 2020, the insurance liability reserve class recognized net adverse prior year reserve development of $4 million (2019: $4 million) and $25 million, respectively, primarily due to reserve strengthening within the primary casualty, U.S. excess casualty and program books of business mainly related to the 2017 and 2018 accident years.

For the nine months ended September 30, 2020, the reinsurance liability reserve class recognized net adverse prior year reserve development of $23 million due to reserve strengthening within the U.S. casualty, the U.S. multiline/regional and the European books of business mainly related to the 2016 through 2019 accident years. For the nine months ended September 30, 2019, the reinsurance liability reserve class contributed net favorable prior year reserve development of $26 million due to increased weight given by management to experience based indications on older accident years.

For the nine months ended September 30, 2020, the reinsurance motor reserve class recognized net favorable prior year reserve development of $19 million (2019: $34 million) primarily attributable to non-proportional treaty business. For the three months ended September 30, 2019, the reinsurance motor reserve class recognized net favorable prior year reserve development of $23 million primarily attributable to non-proportional treaty business.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.    EARNINGS PER COMMON SHARE
The following table presents a comparison of earnings (loss) per common share and earnings (loss) per diluted common share:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Earnings (loss) per common share
Net income (loss)	$(65,382)	$38,401	$(123,167)	$324,227
Less: Preferred share dividends	7,563	10,656	22,688	31,969
Net income (loss) available (attributable) to common shareholders	(72,945)	27,745	(145,855)	292,258
Weighted average common shares outstanding	84,308	83,947	84,235	83,872
Earnings (loss) per common share	$(0.87)	$0.33	$(1.73)	$3.48

Earnings (loss) per diluted common share
Net income (loss) available (attributable) to common shareholders	$(72,945)	$27,745	$(145,855)	$292,258

Weighted average common shares outstanding	84,308	83,947	84,235	83,872
Share-based compensation plans(1)	—	635	—	548
Weighted average diluted common shares outstanding	84,308	84,582	84,235	84,420

Earnings (loss) per diluted common share	$(0.87)	$0.33	$(1.73)	$3.46

Weighted average anti-dilutive shares excluded from the dilutive computation	859	9	1,019	204

(1) Due to the net loss recognized for the three and nine months ended September 30, 2020, the share equivalents were anti-dilutive.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.    SHARE-BASED COMPENSATION
Share-Settled Awards

The following table provides an activity summary of the Company's share-settled restricted stock units for the nine months ended September 30, 2020:

	Share-Settled Performance Restricted Stock Units		Share-Settled Service Restricted Stock Units
	Number of restricted stock units	Weighted average grant date fair value(1)	Number of restricted stock units	Weighted average grant date fair value(1)

Non-vested restricted stock units - beginning of period	258	$53.31	1,273	$54.32
Granted	97	62.26	802	60.60
Vested	(27)	64.01	(479)	55.32
Forfeited	(39)	48.89	(63)	58.00
Non-vested restricted stock units - end of period	289	$55.92	1,533	$57.14

(1) Fair value is based on the closing price of the Company's common shares on the grant date.

Cash-Settled awards

The following table provides an activity summary of the Company's cash-settled restricted stock units for the nine months ended September 30, 2020:

	Cash-Settled Performance Restricted Stock Units	Cash-Settled Service Restricted Stock Units
	Number of restricted stock units	Number of restricted stock units

Non-vested restricted stock units - beginning of period	6	853
Granted	—	1
Vested	(6)	(327)
Forfeited	—	(34)
Non-vested restricted stock units - end of period	—	493

The following table provides additional information related to share-based compensation:

Nine months ended September 30,	2020	2019

Share-based compensation expense(1)	$36,178	$40,635
Tax benefits associated with share-based compensation expense	$6,036	$6,848
Liability for cash-settled restricted stock units(2)	$10,160	$19,060
Fair value of restricted stock units vested(3)	$46,939	$49,492
Unrecognized share-based compensation expense	$83,978	$89,872
Expected weighted average period associated with the recognition of unrecognized share-based compensation expense	2.5 years	2.5 years

(1) Related to share-settled restricted stock units and cash-settled restricted stock units.
(2) Included in other liabilities in the consolidated balance sheets.
(3) Fair value is based on the closing price of the Company's common shares on the vest date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.    SHAREHOLDERS' EQUITY
The following table presents changes in common shares issued and outstanding:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Shares issued, balance at beginning of period	176,580	176,580	176,580	176,580
Shares issued	—	—	—	—
Total shares issued at end of period	176,580	176,580	176,580	176,580

Treasury shares, balance at beginning of period	(92,274)	(92,633)	(92,621)	(92,994)
Shares repurchased	(2)	(1)	(155)	(165)
Shares reissued	5	1	505	526
Total treasury shares at end of period	(92,271)	(92,633)	(92,271)	(92,633)

Total shares outstanding	84,309	83,947	84,309	83,947

Treasury Shares

The following table presents common shares repurchased from shares held in Treasury:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

In the open market:
Total shares	—	—	—	—
Total cost	$—	$—	$—	$—
Average price per share(1)	$—	$—	$—	$—

From employees:(2)
Total shares	2	1	155	165
Total cost	$84	$31	$8,685	$9,445
Average price per share(1)	$46.85	$61.23	$55.94	$57.23

Total shares repurchased:
Total shares	2	1	155	165
Total cost	$84	$31	$8,685	$9,445
Average price per share(1)	$46.85	$61.23	$55.94	$57.23

(1) Calculated using whole numbers.
(2)  Shares are repurchased from employees to satisfy withholding tax liabilities related to the vesting of share-settled restricted stock units.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.    SHAREHOLDERS' EQUITY (CONTINUED)
Dividends

The following table presents dividends declared and paid related to the Company's common and preferred shares:

	Per share data
	Dividends declared	Dividends paid in period of declaration	Dividends paid in period following declaration

Three months ended September 30, 2019
Common shares	$0.40	$—	$0.40
Series D preferred shares	$0.34	$—	$0.34
Series E preferred shares	$34.38	$—	$34.38
Three months ended September 30, 2020
Common shares	$0.41	$—	$0.41
Series E preferred shares	$34.38	$—	$34.38

Nine months ended September 30, 2019
Common shares	$1.20	$0.80	$0.40
Series D preferred shares	$1.03	$0.69	$0.34
Series E preferred shares	$103.13	$68.75	$34.38
Nine months ended September 30, 2020
Common shares	$1.23	$0.82	$0.41
Series E preferred shares	$103.13	$68.75	$34.38

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

12.    REORGANIZATION EXPENSES

For the three and nine months ended months ended September 30, 2020, reorganization expenses were $1 million (2019: $11 million) and $1 million (2019: $29 million), respectively, related to the Company's transformation program which was launched in 2017. This program encompasses the integration of Novae which commenced in the fourth quarter of 2017, the realignment of the Company's accident and health business, together with other initiatives designed to increase efficiency and enhance profitability while delivering a customer-centric operating model.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.    OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the tax effects allocated to each component of other comprehensive income (loss):

	2020			2019
	Before tax amount	Income tax (expense) benefit	Net of tax amount	Before tax amount	Income tax (expense) benefit	Net of Tax Amount

Three months ended September 30,
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	$105,932	$(10,820)	$95,112	$45,939	$(6,370)	$39,569
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	218	2	220	—	—	—
Adjustment for reclassification of net realized (gains) losses, impairment losses and OTTI losses recognized in net income (loss)	(33,100)	3,970	(29,130)	(16,446)	1,638	(14,808)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	73,050	(6,848)	66,202	29,493	(4,732)	24,761
Foreign currency translation adjustment	2,310	—	2,310	(4,610)	—	(4,610)
Total other comprehensive income, net of tax	$75,360	$(6,848)	$68,512	$24,883	$(4,732)	$20,151

Nine months ended September 30,
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	$243,522	$(33,139)	$210,383	$399,652	$(38,432)	$361,220
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	(110)	(2)	(112)	—	—	—
Adjustment for reclassification of net realized (gains) losses, impairment losses and OTTI losses recognized in net income (loss)	(38,584)	8,295	(30,289)	(10,713)	2,290	(8,423)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	204,828	(24,846)	179,982	388,939	(36,142)	352,797
Foreign currency translation adjustment	(1,581)	—	(1,581)	609	—	609
Total other comprehensive income, net of tax	$203,247	$(24,846)	$178,401	$389,548	$(36,142)	$353,406

The following table presents details of amounts reclassified from accumulated other comprehensive income ("AOCI") to net income (loss):

		Amount reclassified from AOCI(1)
AOCI Components	Consolidated statement of operations line item that includes reclassification adjustment	Three months ended September 30,		Nine months ended September 30,
		2020	2019	2020	2019

Unrealized gains on available for sale investments
	Other realized gains (losses)	$33,284	$17,904	$40,070	$17,041
	Impairment losses	(184)		(1,486)	—
	OTTI losses	—	(1,458)	—	(6,328)
	Total before tax	33,100	16,446	38,584	10,713
	Income tax (expense) benefit	(3,970)	(1,638)	(8,295)	(2,290)
	Net of tax	$29,130	$14,808	$30,289	$8,423

(1)     Amounts in parentheses are charges to net income (loss).

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2020 and 2019 and our financial condition at September 30, 2020 and December 31, 2019. This should be read in conjunction with Item 1 'Consolidated Financial Statements' of this report and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019. Tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

THIRD QUARTER 2020 FINANCIAL HIGHLIGHTS

Third Quarter 2020 Consolidated Results of Operations

•Net loss attributable to common shareholders of $73 million, or $(0.87) per common share and diluted common share
•Operating loss(1) of $65 million, or $(0.77) per diluted common share(1)
•Gross premiums written of $1.3 billion
•Net premiums written of $0.8 billion
•Net premiums earned of $1.1 billion
•Estimated pre-tax catastrophe and weather-related losses, net of reinsurance and reinstatement premiums, of $240 million (insurance: $132 million and reinsurance: $108 million), or 22.2 points on the current accident year loss ratio, primarily attributable to Hurricanes Laura and Sally, the Midwest derecho, wildfires across the West Coast of the United States, the Beirut port explosion and other weather-related events.
•Underwriting loss(2) of $135 million and combined ratio of 114.5%
•Net investment income of $102 million
•Net investment gains of $56 million
•Foreign exchange losses of $61 million
Third Quarter 2020 Consolidated Financial Condition
•Total cash and investments of $15.6 billion; fixed maturities, cash and short-term securities comprise 91% of total cash and investments and have an average credit rating of AA-
•Total assets of $26.5 billion
•Reserve for losses and loss expenses of $13.7 billion and reinsurance recoverable on unpaid and paid losses and loss expenses of $4.7 billion
•Total debt of $1.3 billion and debt to total capital ratio(3) of 19.9%
•Common shareholders’ equity of $4.7 billion; book value per diluted common share of $54.75

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
We provide our clients and distribution partners with a broad range of risk transfer products and services, and meaningful capacity, backed by significant financial strength. We manage our portfolio holistically, aiming to construct the optimum consolidated portfolio of risks, consistent with our risk appetite and development of our franchise. We nurture an ethical, entrepreneurial and disciplined culture that promotes outstanding client service, intelligent risk taking and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a global leader in specialty risks. The execution of our strategy for the first nine months of 2020 included the following:

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

Outlook

We are committed to leadership in specialty insurance and global reinsurance, where we have depth of talent and expertise. We believe we are well-positioned to succeed in the rapidly evolving marketplace. Through our hybrid strategy, we have developed substantial platforms, providing us with both balance and diversification, enabling us to take advantage of positive opportunities in either market to generate the most attractive risk-return portfolio for our shareholders. We believe our market positioning, underwriting expertise, best-in-class claims management capabilities, and strong relationships with our distributors and clients will provide opportunities for increased profitability, with differences among our lines driven by our tactical response to market conditions.

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

The reinsurance market is also experiencing acceleration in rates, and improved terms and conditions, as well as restructuring of treaties and demand for more reinsurance. This is being driven by meaningful adjustments to both supply and demand given the significant losses in recent years and mounting pressure in the industry with uncertainty of future loss costs, record low interest rates, and pressure on reserves in long-tail lines. We believe this will contribute to a healthier, more profitable market that still requires strong underwriting discipline and portfolio management. During the last few years, we have repositioned our portfolio while emphasizing strong underwriting and, at the same time, have achieved increased relevance with our clients in the markets where we choose to compete. The external environment is dynamic with reinsurance markets improving quickly, and conditions now expected to be favorable in several areas. These conditions allow for profitable growth in some areas and continued discipline in others. Overall, we believe our business is well-positioned for the current market environment.

We are encouraged by the pricing improvements that we are seeing across both the insurance and reinsurance segments and – at the same time – maintain a disciplined approach to our underwriting. While there is positive rate momentum across most lines and markets, not all lines are at adequate levels and, in multiple cases, more rate is needed to deliver adequate returns, particularly given recent high loss experience in the market, COVID-19, and lower interest rates. Where prices appropriately reflect these trends to deliver adequate profitability we will look to grow within our risk and volatility guidelines. With the most balanced book in the history of our company, we believe AXIS is well positioned to drive profitable growth within the current market environment.

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

Reserving

At September 30, 2020 estimated pre-tax catastrophe and weather-related losses, net of reinstatement premiums, associated with first party coverages attributable to the COVID-19 pandemic, remains unchanged from the first quarter at $235 million. First party losses are primarily associated with property related coverages, but also includes event cancellation, and accident and health coverages.

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

The estimate does not include an explicit estimate of potential losses arising from the indirect impacts of COVID-19 which would primarily impact third party coverages such as professional lines, liability and credit lines. We expect that it may take several quarters, or potentially several years, for the full impact of COVID-19 and its economic repercussions on these lines of business to fully emerge.

While we believe the overall estimate of net reserves for losses and loss expenses is adequate for losses and loss adjustment expenses that have been incurred at September 30, 2020 based on current facts and circumstances, we will continue to monitor the appropriateness of our assumptions as new information comes to light and will adjust the estimate of net reserves for losses and loss adjustment expenses, as appropriate. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment' for further information.

Actual losses for this event may ultimately differ materially from current estimates.

Underwriting

As our industry and society continues to navigate the challenges brought on by COVID-19, we are closely monitoring cash receipts from our customers and reinsurers, giving due consideration to related directives issued by certain government agencies. At September 30, 2020, we considered the potential financial impact of COVID-19 when determining allowances for expected credit losses for insurance and reinsurance premium balances receivable and reinsurance recoverable balances on unpaid losses. Based on facts and circumstances at that time, we did not adjust allowances for expected credit losses at September 30, 2020. We will continue to monitor the appropriateness of allowances for expected credit losses as new information comes to light. Adjustments to allowances for expected credit losses in subsequent periods could be material.

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

Capital and Liquidity

Following two debt issuances in 2019 that raised $725 million at favorable rates, we redeemed our Series D preferred shares of $225 million at par in January 2020 and we repaid unsecured senior notes of $500 million at maturity in June 2020. At September 30, 2020, no long-term debt will mature until the end of 2027. In addition, our common share repurchase plan expired in 2017 and has not been renewed. We continue to have capital above the level required by our group regulator, the Bermuda Monetary Authority.

We have a prudently constructed fixed maturity portfolio of $13 billion, with an average credit rating of AA-, which closely matches the duration of our liabilities. Unrestricted cash and cash equivalents of $1 billion and equity securities of 0.4 billion at September 30, 2020 provide additional liquidity.

In the first quarter, we reduced our 2020 expense budget by approximately $50 million based on the specific impacts of the COVID-19 pandemic on our business. A significant amount of these temporary expense savings were realized in recent quarters by reducing performance related compensation and travel and entertainment costs, given remote working. In addition, we have deferred non-critical hires and delayed certain projects.

We expect cash flows generated from operations, combined with liquidity provided by our investment portfolio, will be sufficient to cover cash outflows and other contractual commitments that become due within one year after the date that the financial statements are issued. We review each claim on an individual basis and where our policies provide coverage, we make payments to help our insureds overcome financial setbacks.

CONSOLIDATED RESULTS OF OPERATIONS

	Three months ended September 30,			Nine months ended September 30,
	2020	% Change	2019	2020	% Change	2019

Underwriting revenues:
Gross premiums written	$1,331,178	(5%)	$1,406,506	$5,478,519	(3%)	$5,637,491
Net premiums written	815,982	(5%)	856,081	3,550,960	(4%)	3,703,460
Net premiums earned	1,091,312	(6%)	1,157,307	3,283,941	(4%)	3,415,126
Other insurance related income (loss)	1,440	(6%)	1,533	(5,270)	nm	11,385
Underwriting expenses:
Net losses and loss expenses	(879,677)	3%	(850,913)	(2,464,012)	13%	(2,187,403)
Acquisition costs	(230,564)	(11%)	(260,026)	(697,716)	(9%)	(762,807)
Underwriting-related general and administrative expenses(1)	(117,835)	(7%)	(126,619)	(361,623)	(9%)	(398,540)
Underwriting income (loss)	$(135,324)		$(78,718)	$(244,680)		$77,761

Net investment income	101,956	(12%)	115,763	240,098	(33%)	361,014
Net investment gains	55,609	nm	14,527	45,777	(6%)	48,522
Corporate expenses(1)	(20,988)	(27%)	(28,903)	(74,915)	(23%)	(97,468)
Other (expenses) revenues, net	(76,308)	nm	41,501	(68,401)	nm	15,323
Reorganization expenses	(1,413)	nm	(11,215)	(822)	nm	(29,310)
Amortization of value of business acquired	(1,028)	nm	(4,368)	(4,111)	nm	(24,666)
Amortization of intangible assets	(2,838)	—%	(2,831)	(8,564)	(2%)	(8,744)
Income (loss) before income taxes and interest in income (loss) of equity method investments	(80,334)		45,756	(115,618)		342,432
Income tax (expense) benefit	12,056	nm	(8,147)	6,030	nm	(23,850)
Interest in income (loss) of equity method investments	2,896	nm	792	(13,579)	nm	5,645
Net income (loss)	$(65,382)		$38,401	$(123,167)		$324,227
Preferred share dividends	(7,563)	(29%)	(10,656)	(22,688)	(29%)	(31,969)
Net income (loss) available (attributable) to common shareholders	$(72,945)		$27,745	$(145,855)		$292,258

nm – not meaningful
(1)Underwriting-related general and administrative expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most comparable GAAP financial measure, also included corporate expenses of $20,988 and $28,903 for the three months ended September 30, 2020 and 2019, respectively, and $74,915 and $97,468 for the nine months ended September 30, 2020 and 2019, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for additional information on corporate expenses. Refer also to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures Reconciliation' for additional information.

Underwriting Revenues

Underwriting revenues by segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2020	% Change	2019	2020	% Change	2019

Gross premiums written:
Insurance	$935,817	5%	$894,902	$2,914,100	7%	$2,714,322
Reinsurance	395,361	(23%)	511,604	2,564,419	(12%)	2,923,169
Total gross premiums written	$1,331,178	(5%)	$1,406,506	$5,478,519	(3%)	$5,637,491

Percent of gross premiums written ceded
Insurance	42%	— pts	42%	41%	1 pt	40%
Reinsurance	31%	(3) pts	34%	29%	— pts	29%
Total percent of gross premiums ceded	39%	— pts	39%	35%	1 pt	34%

Net premiums written:
Insurance	$544,857	5%	$517,050	$1,729,268	6%	$1,638,197
Reinsurance	271,125	(20%)	339,031	1,821,692	(12%)	2,065,263
Total net premiums written	$815,982	(5%)	$856,081	$3,550,960	(4%)	$3,703,460

Net premiums earned:
Insurance	$570,184	6%	$536,451	$1,709,268	5%	$1,630,473
Reinsurance	521,128	(16%)	620,856	1,574,673	(12%)	1,784,653
Total net premiums earned	$1,091,312	(6%)	$1,157,307	$3,283,941	(4%)	$3,415,126

Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations - Results by Segment' for additional information on underwriting revenues.

Underwriting Expenses

The components of the combined ratio were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2020	% Point Change	2019	2020	% Point Change	2019

Current accident year loss ratio excluding catastrophe and weather-related losses	58.5%	(3.2)	61.7%	57.8%	(2.3)	60.1%
Catastrophe and weather-related losses ratio	22.2%	8.1	14.1%	17.5%	11.6	5.9%
Current accident year loss ratio	80.7%	4.9	75.8%	75.3%	9.3	66.0%
Prior year reserve development ratio	(0.1%)	2.2	(2.3%)	(0.3%)	1.6	(1.9%)
Net losses and loss expenses ratio	80.6%	7.1	73.5%	75.0%	10.9	64.1%
Acquisition cost ratio	21.1%	(1.4)	22.5%	21.2%	(1.1)	22.3%
General and administrative expense ratio(1)	12.8%	(0.6)	13.4%	13.4%	(1.1)	14.5%
Combined ratio	114.5%	5.1	109.4%	109.6%	8.7	100.9%

(1) The general and administrative expense ratio included corporate expenses not allocated to underwriting segments of 1.9% and 2.5% for the three months ended September 30, 2020 and 2019, respectively, and 2.3% and 2.9% for the nine months ended September 30, 2020 and 2019, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for further details.

Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations - Results by Segment' for additional information on underwriting expenses.

RESULTS BY SEGMENT

Insurance Segment

Results for the insurance segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2020	% Change	2019	2020	% Change	2019

Revenues:
Gross premiums written	$935,817	5%	$894,902	$2,914,100	7%	$2,714,322
Net premiums written	544,857	5%	517,050	1,729,268	6%	1,638,197
Net premiums earned	570,184	6%	536,451	1,709,268	5%	1,630,473
Other insurance related income	688	6%	733	2,091	18%	1,779

Expenses:
Current accident year net losses and loss expenses	(443,659)		(353,575)	(1,257,090)		(1,004,293)
Prior year reserve development	270		14,609	4,521		42,849
Acquisition costs	(114,569)		(115,551)	(343,579)		(344,981)
Underwriting-related general and administrative expenses	(94,379)		(100,559)	(284,909)		(311,491)

Underwriting income (loss)	$(81,465)		$(17,892)	$(169,698)		$14,336

Ratios:		% Point Change			% Point Change
Current accident year loss ratio excluding catastrophe and weather-related losses	54.7%	(3.5)	58.2%	54.8%	(2.9)	57.7%
Catastrophe and weather-related losses ratio	23.1%	15.4	7.7%	18.7%	14.8	3.9%
Current accident year loss ratio	77.8%	11.9	65.9%	73.5%	11.9	61.6%
Prior year reserve development ratio	—%	2.7	(2.7%)	(0.2%)	2.4	(2.6%)
Net losses and loss expenses ratio	77.8%	14.6	63.2%	73.3%	14.3	59.0%
Acquisition cost ratio	20.1%	(1.4)	21.5%	20.1%	(1.1)	21.2%
Underwriting-related general and administrative expense ratio	16.5%	(2.3)	18.8%	16.7%	(2.3)	19.0%
Combined ratio	114.4%	10.9	103.5%	110.1%	10.9	99.2%

nm – not meaningful

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended September 30,					Nine months ended September 30,
	2020		2019		% Change	2020		2019		% Change

Property	$238,599	26%	$241,517	27%	(1%)	$741,043	27%	$701,314	27%	6%
Marine	82,810	9%	91,161	10%	(9%)	355,503	12%	337,529	12%	5%
Terrorism	14,767	2%	17,284	2%	(15%)	42,296	1%	46,803	2%	(10%)
Aviation	22,702	2%	17,623	2%	29%	63,725	2%	53,832	2%	18%
Credit and political risk	24,473	3%	32,528	4%	(25%)	100,151	3%	114,511	4%	(13%)
Professional lines	338,907	36%	272,362	30%	24%	943,635	32%	820,953	30%	15%
Liability	172,747	18%	186,253	21%	(7%)	548,023	19%	518,925	19%	6%
Accident and health	39,262	4%	34,054	4%	15%	117,743	4%	113,228	4%	4%
Discontinued lines - Novae	1,550	—%	2,120	—%	(27%)	1,981	—%	7,227	—%	nm
Total	$935,817	100%	$894,902	100%	5%	$2,914,100	100%	$2,714,322	100%	7%

nm – not meaningful

Gross premiums written for the three months ended September 30, 2020, increased by $41 million, or 5%, ($31 million, or 3% on a constant currency basis(1)), compared to the three months ended September 30, 2019. The increase was primarily attributable to professional lines, accident and health, and aviation lines, partially offset by decreases in liability, marine, and credit and political risk lines.

The increase in professional lines was due to new business and favorable rate changes. The increase in accident and health lines was due to new business. The increase in aviation lines was due to a timing difference and favorable rate changes. The decreases in liability and credit and political risk lines were due to a higher level of non-renewals and reduced business opportunities related to the current economic climate. The decrease in marine lines was due to a timing difference and non-renewals.

Gross premiums written for the nine months ended September 30, 2020, increased by $200 million, or 7%, compared to the nine months ended September 30, 2019. The increase was primarily attributable to professional lines, property, liability, marine, and aviation lines, partially offset by a decrease in credit and political risk lines.

The increases in professional lines, property, liability, and marine lines were due to new business and favorable rate changes. The increase in aviation lines was due to timing differences. The decrease in credit and political risk lines was due to non-renewals and reduced business opportunities related to the current economic climate.

Ceded Premiums Written

Ceded premiums written for the three months ended September 30, 2020, was $391 million, or 42% of gross premiums written, compared to $378 million, or 42% of gross premiums written for the three months ended September 30, 2019. The increase in ceded premiums written of $13 million or 3% was primarily driven by increases in professional lines and property lines, partially offset by decreases in liability, marine, and credit and political risk lines.

Ceded premiums written for the nine months ended September 30, 2020, was $1,185 million, or 41% of gross premiums written, compared to $1,076 million, or 40% of gross premiums written for the nine months ended September 30, 2019. The increase in ceded premiums written of $109 million, or 10%, was primarily driven by increases in professional lines, property, liability, and marine lines, partially offset by a decrease in credit and political risk lines.

(1) Amounts presented on a constant currency basis are non-GAAP financial measures as defined in Item10 (e) of SEC Regulation S-K. The constant currency basis is calculated by applying the average foreign exchange rate from the current year to the prior year balance.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended September 30,					Nine months ended September 30,
	2020		2019		% Change	2020		2019		% Change

Property	$145,717	27%	$154,751	29%	(6%)	$452,876	26%	$481,450	30%	(6%)
Marine	76,544	13%	65,437	12%	17%	220,248	13%	209,629	13%	5%
Terrorism	11,728	2%	11,605	2%	1%	34,675	2%	35,635	2%	(3%)
Aviation	19,039	3%	10,993	2%	nm	51,236	3%	38,603	2%	33%
Credit and political risk	23,781	4%	19,432	4%	22%	77,721	5%	66,412	4%	17%
Professional lines	179,441	31%	172,280	32%	4%	530,651	31%	490,928	30%	8%
Liability	76,487	13%	68,002	13%	12%	234,522	14%	192,352	12%	22%
Accident and health	37,151	7%	32,368	6%	15%	106,015	6%	108,402	7%	(2%)
Discontinued lines - Novae	296	—%	1,583	—%	nm	1,324	—%	7,062	—%	nm
Total	$570,184	100%	$536,451	100%	6%	$1,709,268	100%	$1,630,473	100%	5%

nm – not meaningful

Net premiums earned for the three months ended September 30, 2020, increased by $34 million, or 6%, ($27 million, or 5% on a constant currency basis), compared to the three months ended September 30, 2019. The increase was primarily driven by increases in gross premiums earned in professional lines, liability, and marine lines, together with a decrease in ceded premiums earned in aviation lines, partially offset by increases in ceded premiums earned in professional lines and liability lines, and a decrease in gross premiums earned in property lines.

Net premiums earned for the nine months ended September 30, 2020, increased by $79 million, or 5%, compared to the nine months ended September 30, 2019. The increase was primarily driven by increases in gross premiums earned in liability, professional lines, marine, and credit and political risk lines, together with decreases in ceded premiums earned in property and aviation lines, partially offset by increases in ceded premiums earned in liability and professional lines, and a decrease in gross premiums earned in property lines.

Loss Ratio

The components of the loss ratio were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2020	% Point Change	2019	2020	% Point Change	2019

Current accident year	77.8%	11.9	65.9%	73.5%	11.9	61.6%
Prior year reserve development	—%	2.7	(2.7%)	(0.2%)	2.4	(2.6%)
Loss ratio	77.8%	14.6	63.2%	73.3%	14.3	59.0%

Current Accident Year Loss Ratio

The current accident year loss ratio increased to 77.8% and 73.5% for the three and nine months ended September 30, 2020, respectively, from 65.9% and 61.6% for the three and nine months ended September 30, 2019, respectively.

During the three and nine months ended September 30, 2020, catastrophe and weather-related losses, net of reinstatement premiums, were $132 million, or 23.1 points, and $325 million, or 18.7 points, respectively. During the three months ended September 30, 2020, these losses were primarily attributable to Hurricanes Laura and Sally, the Beirut port explosion, wildfires across the West Coast of the United States, and other weather-related events. During the nine months ended September 30, 2020 catastrophe and weather-related losses included $137 million associated with first party coverages attributable to the COVID-19 pandemic. These losses were primarily associated with property-related coverages, but also included event cancellation coverages. The remaining losses of $188 million were primarily attributable to Hurricanes Laura and Sally, the Beirut port explosion, wildfires across the West Coast of the United States, and other weather-related events. Comparatively, during the three and nine months ended September 30, 2019, catastrophe and weather-related losses were $41 million, or 7.7 points, and $64 million, or 3.9 points, respectively.

After adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio decreased to 54.7% for the three months ended September 30, 2020, from 58.2% for the three months ended September 30, 2019. The decrease in the current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses was principally due to the impact of favorable pricing over loss trends, improved loss experience in property, marine, credit and political risk, and aviation lines largely associated with the repositioning of the portfolio.

After adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio decreased to 54.8% for the nine months ended September 30, 2020, from 57.7% for the nine months ended September 30, 2019. The decrease in the current accident year loss ratio after adjusting for the impact of the catastrophe and weather-related losses was principally due to the impact of favorable pricing over loss trends, improved loss experience in property, credit and political risk, marine and aviation lines, partially offset by changes in business mix.

Prior Year Reserve Development

The following table maps lines of business to reserve classes and the expected claim tails:

Insurance segment
Reserve class and tail

	Property and other	Marine	Aviation	Credit and political risk	Professional lines	Liability

	Short	Short	Short/Medium	Medium	Medium	Long

Reported lines of business
Property	X
Marine		X
Terrorism	X
Aviation			X
Credit and political risk				X
Professional lines					X
Liability						X
Accident and health	X
Discontinued lines - Novae	X				X	X

Prior year reserve development by reserve class were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Property and other	$6,907	$11,427	$42,688	$(4,426)
Marine	4,095	2,119	633	23,753
Aviation	(326)	471	5,667	1,671
Credit and political risk	871	1,217	(223)	10,278
Professional lines	(7,287)	3,656	(19,086)	13,899
Liability	(3,990)	(4,281)	(25,158)	(2,326)
Total	$270	$14,609	$4,521	$42,849

For the three months ended September 30, 2020, we recognized $0.3 million of net favorable prior year reserve development, the principal components of which were:
•$7 million of net favorable prior year reserve development on property and other business primarily due to better than expected loss emergence attributable to the 2019 catastrophe events.
•$4 million of net favorable prior year reserve development on marine business primarily due better than expected loss emergence mainly related to the 2018 accident year.
•$7 million of net adverse prior year reserve development on professional lines business primarily due to reserve strengthening within the European professional indemnity and financial institutions books of business mainly related to the 2018 accident year and an increase in case reserves attributable to a specific large claim related to the 2009 accident year.
•$4 million of net adverse prior year reserve development on liability business primarily due to reserve strengthening within the primary casualty, U.S. excess casualty and program books of business mainly related to 2017 and 2018 accident years.
For the three months ended September 30, 2019, we recognized $15 million of net favorable prior year reserve development, the principal components of which were:
•$11 million of net favorable prior year reserve development on property and other business primarily due to better than expected loss emergence attributable to the 2017 catastrophe events and SuperStorm Sandy.
•$4 million of net favorable prior year reserve development on professional lines business primarily due to better than expected loss emergence mainly related to the 2013 and 2014 accident years.
•$4 million of net adverse prior year reserve development on liability business primarily due to reserve strengthening within the U.S. excess casualty book of business related to older accident years.

For the nine months ended September 30, 2020, we recognized $5 million of net favorable prior year reserve development, the principal components of which were:
•$43 million of net favorable prior year reserve development on property and other business primarily due to better than expected loss emergence mainly related to the 2018 and 2019 accident years, better than expected loss emergence attributable to the 2017, 2018 and 2019 catastrophe events, and decreases in case reserves attributable to specific claims related to the 2014 and 2016 accident years.
•$6 million of net favorable prior year reserve development on aviation business primarily due to better than expected loss emergence mainly related to the 2018 and 2019 accident years.
•$25 million of net adverse prior year reserve development on liability business primarily due to reserve strengthening within the primary casualty, U.S. excess casualty and program books of business mainly related to the 2017 and 2018 accident years.
•$19 million of net adverse prior year reserve development on professional lines business primarily due to reserve strengthening within the European professional indemnity and financial institutions books of business and the commercial management solutions book of business mainly related to the 2018 and 2019 accident year and an increase in case reserves attributable to a specific large claim related to the 2009 accident year.
For the nine months ended September 30, 2019, we recognized $43 million of net favorable prior year reserve development, the principal components of which were:
•$24 million of net favorable prior year reserve development on marine business primarily due to better than expected loss emergence mainly related to the 2015 to 2017 accident years.
•$14 million of net favorable prior year reserve development on professional lines business primarily due to better than expected loss emergence mainly related to the 2013 to 2015 accident years.
•$10 million of net favorable prior year reserve development on credit and political risk business primarily due to better than expected loss emergence mainly related to the 2018 accident year.
•$4 million of net adverse prior year reserve development on property and other business primarily due to reserve strengthening within the international book of business mainly related to the 2018 accident year, partially offset by better than expected loss emergence attributable to the 2017 catastrophe events and SuperStorm Sandy.

Acquisition Cost Ratio

The acquisition cost ratio decreased to 20.1% for the three months ended September 30, 2020, from 21.5% for the three months ended September 30, 2019, principally related to an increase in ceding commissions.

The acquisition cost ratio decreased to 20.1% for the nine months ended September 30, 2020, from 21.2% for the nine months ended September 30, 2019, associated with the acquisition of Novae and an increase in ceding commissions. At the acquisition date, the allocation of the acquisition price to the assets acquired and liabilities assumed based on estimated fair values at that date, resulted in the write-off of the deferred acquisition cost asset on Novae's balance sheet as the value of policies in-force on that date are considered within value of business acquired ("VOBA"). Consequently, the absence of $1 million and $11 million of acquisition expense related to premiums earned in the nine months ended September 30, 2020 and 2019, respectively, benefited the acquisition cost by 0.1 points and 0.6 points, respectively. Adjusting the acquisition cost rate for these amounts, the acquisition cost ratio decreased by 1.6 points.

Underwriting-Related General and Administrative Expense Ratio

The underwriting-related general and administrative expense ratio decreased to 16.5% for the three months ended September 30, 2020, from 18.8% for the three months ended September 30, 2019, mainly driven by a decrease in personnel costs and travel and entertainment expenses, together with an increase in net premiums earned.

The underwriting-related general and administrative expense ratio decreased to 16.7% for the nine months ended September 30, 2020, from 19.0% for the nine months ended September 30, 2019, mainly driven by decreases in travel and entertainment expenses, and professional fees, together with an increase in net premiums earned.

Reinsurance Segment

Results from the reinsurance segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2020	% Change	2019	2020	% Change	2019

Revenues:
Gross premiums written	$395,361	(23%)	$511,604	$2,564,419	(12%)	$2,923,169
Net premiums written	271,125	(20%)	339,031	1,821,692	(12%)	2,065,263
Net premiums earned	521,128	(16%)	620,856	1,574,673	(12%)	1,784,653
Other insurance related income (loss)	752	(6%)	800	(7,361)	nm	9,606

Expenses:
Current year net losses and loss expenses	(436,602)		(524,065)	(1,216,273)		(1,248,131)
Prior year reserve development	314		12,118	4,830		22,172
Acquisition costs	(115,995)		(144,475)	(354,137)		(417,826)
Underwriting-related general and administrative expenses	(23,456)		(26,060)	(76,714)		(87,049)

Underwriting income (loss)	$(53,859)		$(60,826)	$(74,982)		$63,425
Ratios:		% Point Change			% Point Change
Current accident year loss ratio excluding catastrophe and weather-related losses	62.7%	(2.1)	64.8%	61.1%	(1.2)	62.3%
Catastrophe and weather-related losses ratio	21.1%	1.5	19.6%	16.1%	8.5	7.6%
Current accident year loss ratio	83.8%	(0.6)	84.4%	77.2%	7.3	69.9%
Prior year reserve development ratio	(0.1%)	1.8	(1.9%)	(0.3%)	0.9	(1.2%)
Net losses and loss expenses ratio	83.7%	1.2	82.5%	76.9%	8.2	68.7%
Acquisition cost ratio	22.3%	(1.0)	23.3%	22.5%	(0.9)	23.4%
Underwriting-related general and administrative expense ratio	4.5%	0.4	4.1%	4.9%	—	4.9%
Combined ratio	110.5%	0.6	109.9%	104.3%	7.3	97.0%

nm – not meaningful

Gross Premiums Written:

Gross premiums written by line of business were as follows:

	Three months ended September 30,					Nine months ended September 30,
	2020		2019		% Change	2020		2019		% Change

Catastrophe	$74,656	18%	$94,833	18%	(21%)	$526,646	21%	$698,169	24%	(25%)
Property	58,907	15%	67,972	13%	(13%)	246,859	10%	283,849	10%	(13%)
Professional lines	31,752	8%	23,540	5%	35%	267,047	10%	226,283	8%	18%
Credit and surety	38,110	10%	50,989	10%	(25%)	189,180	7%	241,358	8%	(22%)
Motor	(2,235)	(1%)	25,367	5%	nm	319,867	12%	313,614	11%	2%
Liability	136,791	35%	146,690	29%	(7%)	505,322	20%	458,000	16%	10%
Agriculture	7,455	2%	5,074	1%	47%	69,599	3%	201,592	7%	(65%)
Engineering	1,408	—%	8,841	2%	nm	20,334	1%	39,207	1%	(48%)
Marine and other	6,341	2%	9,727	2%	(35%)	62,202	2%	68,104	2%	(9%)
Accident and health	41,820	11%	78,474	15%	(47%)	356,123	14%	393,789	13%	(10%)
Discontinued lines - Novae	356	—%	97	—%	nm	1,240	—%	(796)	—%	nm
Total	$395,361	100%	$511,604	100%	(23%)	$2,564,419	100%	$2,923,169	100%	(12%)

nm – not meaningful

Gross premiums written for the three months ended September 30, 2020, decreased by $116 million, or 23%, ($109 million, or 21% on a constant currency basis), compared to the three months ended September 30, 2019. The decrease was primarily attributable to accident and health, motor, catastrophe, credit and surety, liability and property lines, partially offset by an increase in professional lines.

The decrease in accident and health lines was driven by non-renewals following the decision to exit the Middle East business. The decrease in motor lines was due to premium adjustments. The decrease in catastrophe lines was driven by a timing difference associated with a significant contract, non-renewals, and decreased line sizes on a number of treaties. The decrease in credit and surety lines was attributable to the current economic climate. The decrease in liability lines was due to a reduced line size on a significant contract, partially offset by new business due to favorable market conditions and timing differences. The decrease in property lines was due to non-renewals and a timing difference. The increase in professional lines was due to premium adjustments.

Gross premiums written for the nine months ended September 30, 2020, decreased by $359 million, or 12%, compared to the nine months ended September 30, 2019. The decrease was primarily attributable to catastrophe, agriculture, credit and surety, accident and health, property, and engineering lines, partially offset by increases in liability and professional lines.

The decreases in catastrophe, agriculture, credit and surety, accident and health, property, and engineering lines were driven by non-renewals and decreased line sizes consistent with optimization of the segment's portfolio. The increases in liability and professional lines were driven by premium adjustments, and favorable market conditions associated with renewals and new business.

Ceded Premiums Written:

Ceded premiums written for the three months ended September 30, 2020 was $124 million, or 31% of gross premiums written, compared to $173 million, or 34% of gross premiums written for the three months ended September 30, 2019.

The decrease in ceded premiums written of $48 million, or 28%, was primarily driven by catastrophe, accident and health, credit and surety, and liability lines. The decrease in catastrophe lines was attributable to a non-renewal of a catastrophe bond and a decrease in premiums ceded to strategic capital partners. The decrease in accident and health lines was attributable to the restructuring of an existing quota share retrocessional treaty. The decrease in credit and surety lines was attributable to a decrease in premiums ceded to an existing quota share retrocessional treaty. The decrease in liability lines was attributable to the restructuring of an existing quota share retrocessional treaty, partially offset by an increase in premiums ceded to a new quota share retrocessional treaty.

Ceded premiums written for the nine months ended September 30, 2020, was $743 million, or 29% of gross premiums written, compared to $858 million, or 29% of gross premiums written for the nine months ended September 30, 2019.

The decrease in ceded premiums written of $115 million, or 13%, was primarily driven by catastrophe, credit and surety, accident and health, and agriculture lines, partially offset by increases in professional lines, liability, motor, and property lines.

The decrease in catastrophe lines was attributable to decreases in premiums ceded to strategic partners and a non-renewal of a catastrophe bond. The decrease in credit and surety lines was attributable to a decrease in premiums ceded to a quota share retrocessional treaty and the restructuring of existing quota share retrocessional treaties. The decrease in accident and health lines was attributable to the restructuring of an existing quota share retrocessional treaty. The decrease in agriculture lines was attributable to a non-renewal of a large quota share retrocessional treaty.

The increases in liability and professional lines were attributable to an increase in premiums ceded to a new quota share retrocessional treaty, partially offset by the restructuring of an existing quota share retrocessional treaty. The increase in motor lines was attributable to an increase in premiums ceded to a new quota share retrocessional treaty. The increase in property lines was attributable to an increase in premiums ceded to a new aggregate excess of loss treaty.

Net Premiums Earned:

Net premiums earned by line of business were as follows:

	Three months ended September 30,					Nine months ended September 30,
	2020		2019		% Change	2020		2019		% Change

Catastrophe	$64,163	13%	$68,910	11%	(7%)	$194,987	12%	$205,468	11%	(5%)
Property	62,704	12%	78,271	13%	(20%)	196,229	12%	226,515	13%	(13%)
Professional lines	54,424	10%	50,966	8%	7%	154,482	10%	154,390	9%	—%
Credit and surety	43,730	8%	55,625	9%	(21%)	134,988	9%	154,638	9%	(13%)
Motor	63,298	12%	107,930	17%	(41%)	203,776	13%	301,622	17%	(32%)
Liability	96,671	19%	95,632	15%	1%	293,918	19%	279,639	16%	5%
Agriculture	17,750	3%	47,519	8%	(63%)	57,949	4%	131,746	7%	(56%)
Engineering	14,548	3%	16,611	3%	(12%)	43,742	3%	47,290	3%	(8%)
Marine and other	14,742	3%	17,924	3%	(18%)	37,275	2%	44,529	2%	(16%)
Accident and health	89,087	17%	81,500	13%	9%	256,303	16%	239,388	13%	7%
Discontinued lines - Novae	11	—%	(32)	—%	nm	1,024	—%	(572)	—%	nm
Total	$521,128	100%	$620,856	100%	(16%)	$1,574,673	100%	$1,784,653	100%	(12%)

nm – not meaningful

Net premiums earned for the three months ended September 30, 2020, decreased by $100 million, or 16% ($93 million, or 15% on a constant currency basis), compared to the three months ended September 30, 2019. The decrease was primarily driven by decreases in gross premiums earned in motor, agriculture, credit and surety, and property lines.

Net premiums earned for the nine months ended September 30, 2020, decreased by $210 million, or 12% ($186 million, or 10% on a constant currency basis), compared to the nine months ended September 30, 2019. The decrease was primarily driven by decreases in gross premiums earned in agriculture, motor, catastrophe, property, and credit and surety lines, together with an increase in ceded premiums earned in liability lines, partially offset by decreases in ceded premiums earned in catastrophe, agriculture, and accident and health lines, and an increase in gross premiums earned in liability lines.

Other Insurance Related Income (Loss):

Other insurance related income was $1 million for the three months ended September 30, 2020, compared to other insurance related income of $1 million for the three months ended September 30, 2019.

Other insurance related loss was $7 million for the nine months ended September 30, 2020, compared to other insurance related income of $10 million for the nine months ended September 30, 2019. The decrease of $17 million was primarily due to the recognition of a full limit loss of $10 million associated with the WHO pandemic risk-linked swap and a decrease in fees associated with arrangements with strategic capital partners.

Loss Ratio:

The components of the loss ratio were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2020	% Point Change	2019	2020	% Point Change	2019

Current accident year	83.8%	(0.6)	84.4%	77.2%	7.3	69.9%
Prior year reserve development	(0.1%)	1.8	(1.9%)	(0.3%)	0.9	(1.2%)
Loss ratio	83.7%	1.2	82.5%	76.9%	8.2	68.7%

Current Accident Year Loss Ratio:

The current accident year loss ratio decreased to 83.8% for the three months ended September 30, 2020, from 84.4% for the three months ended September 30, 2019. The current accident year loss ratio increased to 77.2% for the nine months ended September 30, 2020, from 69.9% for the nine months ended September 30, 2019.

During the three and nine months ended September 30, 2020, catastrophe and weather-related losses, net of reinstatement premiums, were $108 million, or 21.1 points, and $251 million, or 16.1, respectively. During the three months ended September 30, 2020, these losses were primarily attributable to the Midwest derecho, wildfires across the West Coast of the United States, Hurricanes Laura and Sally, the Beirut port explosion, and other weather-related events. During the nine months ended September 30, 2020, catastrophe and weather-related losses included $98 million associated with first party coverages attributable to the COVID-19 pandemic. These losses were primarily associated with property-related coverages, but also included accident and health coverages. The remaining losses of $153 million were attributable to the Midwest derecho, wildfires across the West Coast of the United States, Hurricanes Laura and Sally, the Beirut port explosion and other weather-related events. Comparatively, during the three and nine months ended September 30, 2019, catastrophe and weather-related losses were $119 million, or 19.6 points, and $132 million, or 7.6, respectively.

After adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio decreased to 62.7% for the three months ended September 30, 2020 from 64.8% for the three months ended September 30, 2019. The decrease in the current accident year loss ratio after adjusting for the impact of catastrophe and weather-related losses was principally due to changes in business mix and improved performance in aviation, professional lines and liability lines.

After adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio decreased to 61.1% for the nine months ended September 30, 2020 from 62.3% for the nine months ended September 30, 2019. The decrease in the current accident year loss ratio after adjusting for the impact of catastrophe and weather-related losses was principally due to changes in business mix and improved performance in aviation, motor and liability lines.

Prior Year Reserve Development

The following table maps lines of business to reserve classes and the expected claim tails:

Reinsurance segment
Reserve class and tail

	Property and other	Credit and surety	Professional lines	Motor	Liability

	Short	Medium	Medium	Long	Long

Reported lines of business
Catastrophe	X
Property	X
Credit and surety		X
Professional lines			X
Motor				X
Liability					X
Engineering	X
Agriculture	X
Marine and other	X
Accident and health	X
Discontinued lines - Novae	X			X	X

Prior year reserve development by reserve class were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Property and other	$3,126	$(12,283)	$(4,961)	$(71,227)
Credit and surety	11,184	5,652	27,927	32,659
Professional lines	(13,776)	(7,303)	(13,493)	641
Motor	1,214	22,902	18,732	33,964
Liability	(1,434)	3,150	(23,375)	26,135
Total	$314	$12,118	$4,830	$22,172

For the three months ended September 30, 2020, we recognized $0.3 million of net favorable prior year reserve development, the principal components of which were:
•$11 million of net favorable prior year reserve development on credit and surety business primarily due to better than expected loss emergence mainly related to 2017 and 2019 accident years.
•$14 million of net adverse prior year reserve development on professional lines business primarily due to an increase in case reserves attributable to a specific large claim related to the 2016 accident year and reserve strengthening within the European book of business mainly related to the 2016 to 2018 accident years.
For the three months ended September 30, 2019, we recognized $12 million of net favorable prior year reserve development, the principal components of which were:
•$23 million of net favorable prior year reserve development on motor business primarily due to non-proportional treaty business related to recent accident years.
•$6 million of net favorable prior year reserve development on credit and surety business primarily due to better than expected loss emergence related to several accident years.
•$12 million of net adverse prior year reserve development on property and other business primarily due to reserve strengthening attributable to late reporting of claims bordereaux associated with the European proportional book of business related to the 2018 accident year.

•$7 million of net adverse prior year reserve development on professional lines business primarily due to reserve strengthening within the European book of business mainly related to the 2015 and 2016 accident years.
For the nine months ended September 30, 2020, we recognized $5 million of net favorable prior year reserve development, the principal components of which were:
•$28 million of net favorable prior year reserve development on credit and surety business primarily due to better than expected loss emergence related to multiple accident years.
•$19 million of net favorable prior year reserve development on motor business primarily due to non-proportional treaty business mainly related to the 2019 and older accident years.
•$23 million of net adverse prior year development on liability business primarily due to reserve strengthening within the U.S. casualty, the U.S. multiline/regional and the European books of business mainly related to the 2016 to 2019 accident years.
•$13 million of net adverse prior year reserve development on professional lines business primarily due to an increase in case reserves attributable to a specific large claim related to the 2016 accident year and reserve strengthening within the European book of business mainly related to the 2016 to 2018 accident years.
•$5 million of net adverse prior year development on property and other business primarily due to reserve strengthening within the engineering line of business mainly related to the 2016 to 2018 accident years, and the marine and other line of business mainly related to the 2017 accident years, partially offset by net favorable prior year reserve development within the property line of business due to better than expected loss emergence attributable to the 2019 catastrophe events.
For the nine months ended September 30, 2019, we recognized $22 million of net favorable prior year reserve development, the principal components of which were:
•$34 million of net favorable prior year reserve development on motor business primarily due to non-proportional treaty business related to several accident years.
•$33 million of net favorable prior year reserve development on credit and surety business primarily due to better than expected loss emergence mainly related to the 2015 and 2016 accident years.
•$26 million of net favorable prior year reserve development on liability business primarily due to increased weight given by management to experience based indications on older accident years.
•$71 million of net adverse prior year reserve development on property and other business primarily due to an increase in loss estimates attributable to Typhoons Jebi and Trami consistent with updated industry insured loss estimates, an increase in loss estimates attributable to Hurricane Michael, and reserve strengthening attributable to late reporting of claims bordereaux associated within the European proportional book of business related to the 2018 accident year.

Acquisition Cost Ratio:

The acquisition cost ratio decreased to 22.3% and 22.5% for the three and nine months ended September 30, 2020, respectively, from 23.3% and 23.4% for the three and nine months ended September 30, 2019, respectively, principally related to changes in business mix.

Underwriting-Related General and Administrative Expense Ratio:

The underwriting-related general and administrative expense ratio of 4.5% and 4.9% for the three and nine months ended September 30, 2020, respectively, was comparable to 4.1% and 4.9% for the three and nine months ended September 30, 2019, respectively.

NET INVESTMENT INCOME AND NET INVESTMENT GAINS (LOSSES)

Net Investment Income

Net investment income from our cash and investment portfolio by major asset class was as follows:

	Three months ended September 30,			Nine months ended September 30,
	2020	% Change	2019	2020	% Change	2019

Fixed maturities	$73,992	(23%)	$96,311	$244,394	(14%)	$285,062
Other investments	25,125	nm	11,143	(14,574)	nm	49,271
Equity securities	1,871	(16%)	2,232	6,258	(19%)	7,757
Mortgage loans	3,609	(9%)	3,984	11,322	5%	10,735
Cash and cash equivalents	2,491	(65%)	7,034	9,814	(53%)	20,974
Short-term investments	440	(55%)	973	2,303	(61%)	5,975
Gross investment income	107,528	(12%)	121,677	259,517	(32%)	379,774
Investment expense	(5,572)	(6%)	(5,914)	(19,419)	4%	(18,760)
Net investment income	$101,956	(12%)	$115,763	$240,098	(33%)	$361,014

Pre-tax yield:(1)
Fixed maturities	2.5%		3.1%	2.7%		3.2%

nm - not meaningful
(1) Pre-tax yield is calculated by dividing annualized net investment income by the average month-end amortized cost balances.

Fixed Maturities

Net investment income attributable to fixed maturities for the three and nine months ended September 30, 2020 was $74 million and $244 million, respectively, compared to net investment income of $96 million and $285 million for the three and nine months ended September 30, 2019, respectively. The decrease for the three and nine months ended September 30, 2020, compared to the same period in 2019, was due to the decrease in yields.

Other Investments

Net investment income from other investments was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Hedge, direct lending, private equity and real estate funds	$24,982	$10,411	$(11,552)	$32,665
Other privately held investments	565	2,040	570	16,666
CLO-Equities	(422)	(1,308)	(3,592)	(60)
Net investment income (loss) from other investments (1)	$25,125	$11,143	$(14,574)	$49,271

Pre-tax return on other investments(2)	3.5%	1.6%	(2.0%)	7.0%

(1)Excluding overseas deposits.
(2)The pre-tax return on other investments is calculated by dividing total net investment income from other investments (non-annualized) by the average month-end fair value balances held for the periods indicated, excluding overseas deposits.

Net investment income (loss) attributable to other investments for the three and nine months ended September 30, 2020 was $25 million and $(15) million, respectively, compared to net investment income of $11 million and $49 million for the three and nine months ended September 30, 2019, respectively. The increase for the three months ended September 30, 2020, compared to the same period in 2019, was due to higher returns from direct lending funds. The decrease for the nine months ended September 30, 2020, compared to the same period in 2019, was attributable to negative returns from direct lending and real estate funds and a realized gain of $13 million associated with the sale of a privately held investment in the nine months ended September 30, 2019.

Net Investment Gains

Net investment gains were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

On sale of investments:
Fixed maturities and short-term investments	$29,532	$17,918	$42,658	$17,069
Equity securities	519	1,745	18,675	3,221
	30,051	19,663	61,333	20,290
Allowance for expected credit losses	3,759	—	(2,498)	—
Impairment losses	(184)	—	(1,486)	—
OTTI losses	—	(1,458)	—	(6,328)
Change in fair value of investment derivatives	(1,346)	2,592	1,970	287
Net unrealized gains (losses) on equity securities	23,329	(6,270)	(13,542)	34,273
Net investment gains	$55,609	$14,527	$45,777	$48,522

Net investment gains for the three months ended September 30, 2020 were $56 million compared to net investment gains of $15 million for the three months ended September 30, 2019, an increase of $41 million. For the three months ended September 30, 2020, the net investment gains were primarily due to net realized gains on the sale of corporate debt and U.S. government securities and net unrealized gains on equity securities. For the three months ended September 30, 2019, the net investment gains were primarily due to net realized gains on the sale of U.S. government and agency RMBS securities partially offset by net unrealized losses on equity securities.

Net investment gains for the nine months ended September 30, 2020 were $46 million, compared to net investment gains of $49 million for the nine months ended September 30, 2019, a decrease of $3 million. For the nine months ended September 30, 2020, the net investment gains were primarily due to net realized gains on the sale of U.S. government, agency RMBS and equity securities partially offset by net unrealized losses on equity securities. For the nine months ended September 30, 2019, the net investment gains were primarily due to net unrealized gains on equity securities and net realized gains on the sale of U.S. government and agency RMBS securities.

On Sale of Investments

Generally, sales of individual securities occur when there are changes in the relative value, credit quality or duration of a particular issue. We may also sell securities to re-balance our investment portfolio in order to change exposure to particular asset classes or sectors.

Impairment and OTTI Losses

The impairment losses for the three and nine months ended September 30, 2020 were $nil and $1 million, respectively, compared to OTTI losses of $1 million and $6 million for the three and nine months ended September 30, 2019. For the three and nine months ended September 30, 2020, these losses were principally due to impairments of non-investment grade corporate debt securities that we intend to sell or more likely than not will be required to sell. For the three and nine months ended September 30, 2019, these losses were principally due to impairments of non-U.S. denominated securities due to the impact of the strengthening of the U.S. dollar.

Change in Fair Value of Investment Derivatives

From time to time, we economically hedge foreign exchange exposure and interest rate risk with derivative contracts.

For the three and nine months ended September 30, 2020, we recorded losses of $1 million and gains of $2 million, respectively, related to foreign exchange contracts. For the three and nine months ended September 30, 2019, we recorded gains of $3 million and $4 million, respectively relating to foreign exchange contracts and losses of $nil and $4 million, respectively, related to interest rates swaps.

Total Return

Total return on cash and investments was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Net investment income	$101,956	$115,763	$240,098	$361,014
Net investments gains	55,609	14,527	45,777	48,522
Change in net unrealized gains (losses) on fixed maturities (1)	73,050	29,493	204,828	388,939
Interest in income (loss) of equity method investments	2,896	792	(13,579)	5,645
Total	$233,511	$160,575	$477,124	$804,120

Average cash and investments(2)	$15,512,967	$15,492,106	$15,523,879	$15,199,356

Total return on average cash and investments, pre-tax:
Including investment related foreign exchange movements	1.5%	1.0%	3.1%	5.3%
Excluding investment related foreign exchange movements(3)	1.2%	1.2%	3.1%	5.5%

(1)Change in net unrealized gains (losses) on fixed maturities is calculated by taking net unrealized gains (losses) at period end less net unrealized gains (losses) at the prior period end.
(2)The average cash and investments balance is calculated by taking the average of the period end fair value balances.
(3)Pre-tax total return on cash and investments excluding foreign exchange movements is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to pre-tax total return on cash and investments, the most comparable GAAP financial measure, included foreign exchange gains (losses) of $42 million and $(31) million for the three months ended September 30, 2020, and 2019, respectively, and foreign exchange (losses) gains of $(6) million and $(28) million for the nine months ended September 30, 2020 and 2019, respectively.

OTHER EXPENSES (REVENUES), NET

The following table provides a summary of other expenses (revenues), net:

	Three months ended September 30,			Nine months ended September 30,
	2020	% Change	2019	2020	% Change	2019

Corporate expenses	$20,988	(27%)	$28,903	$74,915	(23%)	$97,468
Foreign exchange losses (gains)	60,734	nm	(59,543)	8,760	nm	(64,868)
Interest expense and financing costs	15,574	(14%)	18,042	59,641	20%	49,545
Income tax expense (benefit)	(12,056)	nm	8,147	(6,030)	nm	23,850
Total	$85,240		$(4,451)	$137,286		$105,995

nm – not meaningful

Corporate Expenses

Corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses decreased to 1.9% and 2.3% for the three and nine months ended September 30, 2020, respectively, from 2.5% and 2.9% for the three and nine months ended September 30, 2019, respectively.

The decrease in corporate expenses for the three months ended September 30, 2020, was primarily related to decreases in personnel costs and professional fees. The decrease in corporate expenses for the nine months ended September 30, 2020, was primarily related to decreases in personnel costs, professional fees, travel and entertainment costs, and information technology costs.

Foreign Exchange Losses (Gains)

Some of our business is written in currencies other than the U.S. dollar. Foreign exchange losses of $61 million for the three months ended September 30, 2020, were mainly driven by the impact of the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in euro and in pound sterling.

Foreign exchange losses of $9 million for the nine months ended September 30, 2020, were mainly driven by the impact of the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling.

Foreign exchange gains of $60 million and $65 million for the three and nine months ended September 30, 2019, respectively, were primarily attributable to the impact of the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling and euro.

Interest Expense and Financing Costs

Interest expense and financing costs are related to interest due on the 5.875% senior unsecured notes ("5.875% Senior Notes") issued in 2010 and repaid in June 2020, the 5.150% senior unsecured notes ("5.150% Senior Notes") issued in 2014, the 4.000% senior unsecured notes ("4.000% Senior Notes") issued in 2017, the 3.900% senior unsecured notes ("3.900% Senior Notes"), and the 4.900% fixed-rate reset junior subordinated notes ("Junior Subordinated Notes") issued in 2019.

Interest expense and financing costs decreased by $2 million for the three months ended September 30, 2020, compared to the same period in 2019, due to the repayment of the 5.875% Senior Notes on June 1, 2020. Interest expense and financing costs increased by $10 million for the nine months ended September 30, 2020, compared to the same period in 2019, due to the issuance of the 3.900% Senior Notes on June 19, 2019 and the issuance of the Junior Subordinated Notes on December 10, 2019, partially offset by the repayment of the 2.650% Senior Notes on April 1, 2019 and the repayment of the 5.875% Senior Notes on June 1, 2020.

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

The tax benefit of $12 million a for the three months ended September 30, 2020, was principally due to the generation of pre-tax losses in our U.S. operations.

The tax benefit of $6 million for the nine months ended September 30, 2020, was principally due to the generation of pre-tax losses in our U.S. and U.K. operations.

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

FINANCIAL MEASURES

We believe the following financial indicators are important in evaluating performance and measuring the overall growth in value generated for common shareholders:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Annualized return on average common equity(1)	(6.2%)	2.3%	(4.1%)	8.6%
Annualized operating return on average common equity(2)	(5.5%)	(2.7%)	(4.4%)	6.1%
Book value per diluted common share(3)	$54.75	$56.26	$54.75	$56.26
Cash dividends declared per common share	$0.41	$0.40	$1.23	$1.20
Increase (decrease) in book value per diluted common share adjusted for dividends	$0.07	$0.67	$0.13	$5.16

(1)Annualized return on average common equity ("ROACE") is calculated by dividing annualized net income (loss) available (attributable) to common shareholders for the period by the average common shareholders' equity determined using the common shareholders' equity balances at the beginning and end of the period.
(2)Annualized operating return on average common equity ("operating ROACE") is a non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to the most comparable GAAP financial measure, annualized ROACE, and a discussion of the rationale for the presentation of this item is provided in 'Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures Reconciliation'.
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

The decrease in ROACE for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, was primarily driven by the foreign exchange losses and an increase in the underwriting loss, together with a decrease in net investment income, partially offset by an increase in net investment gains, the income tax benefit, and decreases in reorganization expenses and corporate expenses.

The decrease in ROACE for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was primarily driven by the underwriting loss, a decrease in net investment income, and the foreign exchange losses, together with the interest in loss of equity method investments, partially offset by the income tax benefit, and decreases in reorganization expenses, corporate expenses, and the amortization of value of business acquired ("VOBA") associated with the acquisition of Novae. In addition, ROACE was impacted by an increase in average common shareholders' equity.

Operating ROACE excludes the impact of net investment gains (losses), foreign exchange losses (gains), reorganization expenses, and interest in income (loss) of equity method investments.

The decrease in operating ROACE for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, was primarily driven by an increase in the underwriting loss, together with a decrease in net investment income, partially offset by the income tax benefit and a decrease in corporate expenses.

The decrease in operating ROACE for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was primarily driven by the underwriting loss and a decrease in investment income, partially offset by the income tax benefit, and a decrease in corporate expenses and a decrease in the amortization of VOBA associated with the acquisition of Novae.

Book Value per Diluted Common Share

We consider book value per diluted common share to be an appropriate measure of returns to common shareholders, as we believe growth in book value on a diluted basis will ultimately translate into appreciation of stock price.

During the three months ended September 30, 2020, book value per diluted common share decreased to $54.75 from $55.09, a decrease of 0.6%, due to the net loss generated and common dividends declared, partially offset by net unrealized gains reported in accumulated other comprehensive income.

During the nine months ended September 30, 2020, book value per diluted common share decreased to $54.75 from $55.79, a decrease of 1.9%, due to the net loss generated and common dividends declared, partially offset by net unrealized gains reported in accumulated other comprehensive income.

Cash Dividends Declared per Common Share

We believe in returning excess capital to shareholders by way of dividends and share repurchases. Accordingly, dividend policy is an integral part of the value we create for shareholders. Our cumulative strong earnings have permitted our Board of Directors to approve sixteen successive annual increases in quarterly common share dividends.

Book Value per Diluted Common Share Adjusted for Dividends

Book value per diluted common share adjusted for dividends increased by $0.07 for the three months ended September 30, 2020, and increased by $0.19 for the nine months ended September 30, 2020.

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

During the three months ended September 30, 2020, the increase in total value was driven by unrealized investment gains reported in accumulated other comprehensive income, partially offset by the net loss generated in the period.

During the nine months ended September 30, 2020, the increase in total value was driven by net unrealized investment gains recognized in accumulated other comprehensive income, partially offset by the net loss generated in the period.

Book value per diluted common share adjusted for dividends increased by $0.67, or 1% for the three months ended September 30, 2019 and increased by $7.53, or 15.0% for the nine months ended September 30, 2019.

During the three and nine months ended September 30, 2019, total value created was driven by the net income generated in the quarter and unrealized investment gains reported in accumulated other comprehensive income.

NON-GAAP FINANCIAL MEASURES RECONCILIATION

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Net income (loss) available (attributable) to common shareholders	$(72,945)	$27,745	$(145,855)	$292,258
Net investment (gains) losses(1)	(55,609)	(14,527)	(45,777)	(48,522)
Foreign exchange losses (gains)(2)	60,734	(59,543)	8,760	(64,868)
Reorganization expenses(3)	1,413	11,215	822	29,310
Interest in (income) loss of equity method investments(4)	(2,896)	(792)	13,579	(5,645)
Income tax expense	4,235	3,361	10,494	6,524
Operating income (loss)	$(65,068)	$(32,541)	$(157,977)	$209,057

Earnings (loss) per diluted common share	$(0.87)	$0.33	$(1.73)	$3.46
Net investment (gains) losses	(0.66)	(0.17)	(0.54)	(0.57)
Foreign exchange losses (gains)	0.72	(0.71)	0.10	(0.77)
Reorganization expenses	0.02	0.13	0.01	0.35
Interest in (income) loss of equity method investments	(0.03)	(0.01)	0.16	(0.07)
Income tax expense	0.05	0.04	0.12	0.08
Operating income (loss) per diluted common share(5)	$(0.77)	$(0.39)	$(1.88)	$2.48

Weighted average diluted common shares outstanding(6)	84,308	83,947	84,235	84,420

Average common shareholders' equity	$4,731,858	$4,801,174	$4,742,452	$4,532,971

Annualized return on average common equity	(6.2%)	2.3%	(4.1%)	8.6%

Annualized operating return on average common equity(7)	(5.5%)	(2.7%)	(4.4%)	6.1%

(1)Tax cost (benefit) of $6,667 and $897 for the three months ended September 30, 2020 and 2019, respectively, and $9,104 and $6,667 for the nine months ended September 30, 2020 and 2019, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.
(2)Tax cost (benefit) of ($2,245) and $4,784 for the three months ended September 30, 2020 and 2019, respectively, and $1,366 and $5,372 for the nine months ended September 30, 2020 and 2019, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.
(3)Tax cost (benefit) of ($187) and ($2,320) for the three months ended September 30, 2020 and 2019, respectively, and $24 and ($5,515) for the nine months ended September 30, 2020 and 2019, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.
(4)Tax cost (benefit) of $nil for the three and nine months ended September 30, 2020 and 2019, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.
(5)Loss per diluted common share and operating loss per diluted common share for the three and nine months ended September 30, 2020 were calculated using weighted average common shares outstanding due to the net loss attributable to common shareholders and the operating loss recognized in these periods.
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

Rationale for the Use of Non-GAAP Financial Measures

We present our results of operations in the way we believe will be most meaningful and useful to investors, analysts, rating agencies and others who use our financial information to evaluate our performance. Some of the measurements we use are considered non-GAAP financial measures under SEC rules and regulations. In this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), we present underwriting-related general and administrative expenses, consolidated underwriting income (loss), operating income (loss) (in total and on a per share basis), annualized operating return on average common equity ("operating ROACE"), amounts presented on a constant currency basis and pre-tax total return on cash and investments excluding foreign exchange movements which are non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. We believe that these non-GAAP financial measures, which may be defined and calculated differently by other companies, better explain and enhance the understanding of our results of operations. However, these measures should not be viewed as a substitute for those determined in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

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

Acquisition of Novae

On October 2, 2017, we acquired Novae. At the acquisition date, we identified value of business acquired ("VOBA") which represents the present value of the expected underwriting profit within policies that were in-force at the closing date of the transaction. In addition, the allocation of the acquisition price to the assets acquired and liabilities assumed based on estimated fair values at the acquisition date, resulted in the write-off of the deferred acquisition cost asset on Novae's balance sheet at the acquisition date as the value of policies in-force on that date are considered within VOBA. Consequently, underwriting income (loss) for the three and nine months ended September 30, 2019, included the recognition of premiums attributable to Novae's balance sheet at the acquisition date without the recognition of the associated acquisition costs.

CASH AND INVESTMENTS

Details of cash and investments are as follows:

	September 30, 2020	December 31, 2019
	Fair Value	Fair Value

Fixed maturities	$12,609,241	$12,468,205
Equity securities	417,886	474,207
Mortgage loans	544,095	432,748
Other investments	760,206	770,923
Equity method investments	104,242	117,821
Short-term investments	69,996	38,471
Total investments	$14,505,666	$14,302,375

Cash and cash equivalents(1)	$1,440,816	$1,576,457

(1)Includes restricted cash and cash equivalents of $440 million and $335 million at September 30, 2020 and at December 31, 2019, respectively.

Overview

The fair value of total investments increased by $203 million in the nine months ended September 30, 2020, driven by cash inflows from operations and the increase in market value of fixed maturities due to the decline in yields, partially offset by the repayment of $500 million 5.875% Senior Notes and the redemption of $225 million of 5.50% Series D preferred shares.

An analysis of our investment portfolio by asset class is detailed below:

Fixed Maturities

Details of our fixed maturities portfolio are as follows:

	September 30, 2020		December 31, 2019
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$1,991,466	16%	$2,112,881	17%
Non-U.S. government	673,801	5%	576,592	5%
Corporate debt	4,796,731	39%	4,930,254	38%
Agency RMBS	1,677,106	13%	1,592,584	13%
CMBS	1,380,738	11%	1,365,052	11%
Non-agency RMBS	133,530	1%	84,922	1%
ABS	1,672,175	13%	1,598,693	13%
Municipals(1)	283,694	2%	207,227	2%
Total	$12,609,241	100%	$12,468,205	100%

Credit ratings:
U.S. government and agency	$1,991,466	16%	$2,112,881	17%
AAA(2)	5,012,547	40%	4,896,833	38%
AA	934,983	7%	865,601	7%
A	1,973,829	16%	1,848,331	15%
BBB	1,690,837	13%	1,684,589	14%
Below BBB(3)	1,005,579	8%	1,059,970	9%
Total	$12,609,241	100%	$12,468,205	100%

(1)Includes bonds issued by states, municipalities, and political subdivisions.
(2)Includes U.S. government-sponsored agencies, residential mortgage-backed securities ("RMBS") and commercial mortgage-backed securities ("CMBS").
(3)Non-investment grade and non-rated securities.

At September 30, 2020, fixed maturities had a weighted average credit rating of AA- (2019: AA-), a book yield of 2.3% (2019: 2.8%) and an average duration of 3.4 years (2019: 3.2 years). At September 30, 2020, fixed maturities together with short-term investments, and cash and cash equivalents (i.e. total investments of $14.1 billion), had an average credit rating of AA- (2019: AA-) and an average duration of 3.2 years (2019: 2.9 years).

At September 30, 2020, net unrealized gains on fixed maturities were $407 million, compared to net unrealized gains of $205 million at December 31, 2019, an increase of $202 million due to the decline in yields.

Equity Securities

At September 30, 2020, net unrealized gains on equity securities were $62 million, compared to unrealized gains of $75 million at December 31, 2019, a decrease of $13 million driven by realized gains taken during the year.

Mortgage Loans

During the nine months ended September 30, 2020, our investment in commercial mortgage loans increased by $111 million. The commercial mortgage loans are high quality and collateralized by a variety of commercial properties and are diversified both geographically throughout the U.S. and by property type to reduce the risk of concentration. At September 30, 2020, there were no credit losses or past due amounts associated with our commercial mortgage loans portfolio.

Other Investments

Details of our other investments portfolio are as follows:

	September 30, 2020		December 31, 2019
	Fair Value	% of Total	Fair Value	% of Total

Hedge funds
Long/short equity funds	$24,815	3%	$31,248	4%
Multi-strategy funds	111,980	15%	136,542	18%
Total hedge funds	136,795	18%	167,790	22%

Direct lending funds	269,783	35%	277,395	36%
Private equity funds	106,701	14%	80,412	10%
Real estate funds	153,163	20%	130,112	17%
Total hedge, direct lending, private equity and real estate funds	666,442	87%	655,709	85%

CLO-Equities	9,189	2%	14,328	2%
Other privately held investments	39,493	5%	36,934	5%
Overseas deposits	45,082	6%	63,952	8%
Total other investments	$760,206	100%	$770,923	100%

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
Interest in income (loss) of equity method investments was $3 million and $(14) million for the three and nine months ended September 30, 2020, respectively, compared to interest in income of equity method investments of $1 million and $6 million for the three and nine months ended September 30, 2019, respectively. The income for the three months ended September 30, 2020, was attributable to positive investment returns realized by Harrington. The loss for the nine months ended September 30, 2020 was attributable to negative investment returns realized by Harrington.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the ‘Liquidity and Capital Resources’ section included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 for a general discussion of liquidity and capital resources.

The following table summarizes consolidated capital:

	September 30, 2020	December 31, 2019

Debt	$1,309,384	$1,808,157

Preferred shares	550,000	775,000
Common equity	4,715,895	4,769,008
Shareholders’ equity	5,265,895	5,544,008
Total capital	$6,575,279	$7,352,165

Ratio of debt to total capital	19.9%	24.6%
Ratio of debt and preferred equity to total capital	28.3%	35.1%

We finance operations with a combination of debt and equity capital. Debt to total capital and debt and preferred equity to total capital ratios provide an indication of our capital structure, along with some insight into our financial strength.

While the impact of the COVID-19 pandemic and catastrophe and weather-related losses have reduced common shareholders' equity, we believe that our financial flexibility remains strong, and we will make adjustments as necessary, if the outlook and impact changes. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Recent Developments related to COVID-19' for further information on the impact of the COVID-19 pandemic.
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

Common Equity

During the nine months ended September 30, 2020, common equity decreased by $53 million. The following table reconciles opening and closing common equity positions:

Nine months ended September 30,	2020

Common equity - opening	$4,769,008
Treasury shares reissued	1,888
Share-based compensation expense	27,332
Change in unrealized gains (losses) on available for sale investments, net of tax	179,982
Foreign currency translation adjustment	(1,581)
Net income (loss)	(123,167)
Preferred share dividends	(22,688)
Common share dividends	(106,194)
Treasury shares repurchased	(8,685)
Common equity - closing	$4,715,895

During the nine months ended September 30, 2020, we repurchased 155,256 common shares from employees to satisfy withholding tax liabilities related to the vesting of share-settled restricted stock units granted under our 2007 and 2017 Long-Term Equity Compensation Plans for a total cost of $8.7 million.

A common share repurchase plan has not been authorized for 2020.

We expect cash flows generated from operations, combined with liquidity provided by our investment portfolio, will be sufficient to cover cash outflows and other contractual commitments that become due within one year after the date that the financial statements are issued. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Recent Developments related to COVID-19' for further information on the impact of COVID-19 pandemic.

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

The Company believes the material items requiring such subjective and complex estimates are:

•reserves for losses and loss expenses;

•reinsurance recoverable on unpaid losses and loss expenses, including the provision for uncollectible amounts;

•gross premiums written;

•fair value measurements of financial assets and liabilities; and

•other-than-temporary impairments ("OTTI") in the carrying value of available for sale securities and the allowance for credit losses associated with available for sale securities.

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

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At September 30, 2020, the Company had not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to this item since December 31, 2019, with the exception of the changes in exposure to foreign currency risk presented below.

Foreign Currency Risk
The table below provides a sensitivity analysis of total net foreign currency exposures.

	AUD	NZD	CAD	EUR	GBP	JPY	Other	Total

At September 30, 2020
Net managed assets (liabilities), excluding derivatives	$5,438	$(2,735)	$190,349	$(436,213)	$(265,099)	$(88,100)	$86,352	$(510,008)
Foreign currency derivatives, net	(4,446)	4,304	(181,617)	437,229	225,952	103,506	3,457	588,385
Net managed foreign currency exposure	992	1,569	8,732	1,016	(39,147)	15,406	89,809	78,377
Other net foreign currency exposure	—	—	113	3,121	(1,456)	—	34,553	36,331
Total net foreign currency exposure	$992	$1,569	$8,845	$4,137	$(40,603)	$15,406	$124,362	$114,708
Net foreign currency exposure as a percentage of total shareholders’ equity	—%	—%	0.2%	0.1%	(0.8%)	0.3%	2.4%	2.2%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$99	$157	$885	$414	$(4,060)	$1,541	$12,436	$11,471

(1)Assumes 10% change in underlying currencies relative to the U.S. dollar.

Total Net Foreign Currency Exposure

At September 30, 2020, total net foreign currency assets were $115 million driven by increases in exposures to the Japanese Yen and other non-core currencies primarily due to new business written during the nine months ended September 30, 2020. In addition, $35 million included in other net foreign currency exposures related to assets managed by specific investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy. An emerging market debt portfolio is the primary contributor to this group of assets.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) at September 30, 2020. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2020, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2020.

Based upon that evaluation, there were no changes in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company has not experienced any material impact to its internal control over financial reporting resulting from the introduction of a remote work model due to the COVID-19 pandemic.

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

The scale and scope of the ongoing, novel COVID-19 pandemic is unknown and is expected to continue to adversely impact our business. The overall impact on our business, results of operations, financial condition or liquidity could be material.

During the first quarter of 2020, there was a global outbreak of the novel coronavirus, COVID-19, which has spread to over 200 countries and territories, including our key business locations of Bermuda, the European Union, the U.K. and the U.S. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries in which we operate, including Bermuda, the U.K., Switzerland and the U.S., have declared national emergencies. The global impact of the outbreak has continued to evolve through the third quarter of 2020, and many countries reacted by instituting social distancing measures and quarantines, placing restrictions on travel, restricting trading, limiting operations of non-essential businesses and issuing shelter in place orders. Whilst some initial restrictions have been relaxed, resurgence of the pandemic in many countries has seen continued restrictions to social and economic activity. Such actions have created disruption in global supply chains, and adversely impacted operations in many sectors of the economy. The outbreak will likely have a continued adverse impact on economic and market conditions, triggering a global economic slowdown.

The scale and scope of the COVID-19 pandemic may heighten the potential adverse effects on our business, results of operation, financial condition or liquidity described in the risk factors contained in our Annual Report on Form 10-K, including without limitation:

•We have substantial exposure to losses resulting from catastrophe events, including pandemics. The extent of our losses from the COVID-19 pandemic will ultimately depend on its severity and duration and such losses could have a material adverse effect on our results of operations, financial condition or liquidity. We have identified exposures arising from our underwriting of insurance and reinsurance policies that cover accident and health (including travel), event cancellation, property/business interruption, and potential exposures arising from our underwriting of insurance and reinsurance policies that cover credit and surety (including mortgage) and professional lines (medical malpractice and directors’ and officers’ liability) among others. These exposures and potential exposures include direct claims relating to COVID-19 (e.g., business interruption following a shelter in place order) and indirect exposures arising from an ensuing economic downturn. We note that other lines may be affected as the pandemic and associated economic downturn develop, and new information is discovered.

•Our exposures are controlled and limited by our insurance and reinsurance contracts, which include specific terms and conditions defining if and how our policies respond to losses arising from the COVID-19 pandemic. However, legislative, regulatory or judicial actions (e.g. the UK Financial Conduct Authority test case on business interruption insurance and subsequent legal actions, including appeals) and social influences could alter the interpretation of our contracts or extend or change coverage (beyond the obligations set forth within those contracts or beyond what was intended by the parties). We set our reserves based on our best interpretation of the current legal position in applicable jurisdictions, but these legislative, regulatory or judicial actions make it more difficult to predict the total amount of losses we could incur.

•Actual claims may exceed loss reserves. While we believe that net reserves for losses and loss expenses at September 30, 2020 are adequate, changes in the duration, severity and scope of the impact of the COVID-19 pandemic from current expectations may result in ultimate losses being materially greater or less than the net reserves for losses and loss expenses currently provided. Among the factors that would cause net reserves for losses and loss expenses to increase or decrease are changes in claim frequency or severity driven by the COVID-19 pandemic or its related impact on the economy.

•Uncertainty and market turmoil caused by the COVID-19 pandemic could affect, among other aspects of our business, the demand for our products, and the ability of customers, counterparties and others to establish or maintain their relationships with us. In addition, the market for insurance and reinsurance could be smaller and certain industries for which we write business have been and will likely continue to be particularly impacted by the pandemic (such as, energy, aviation, retail, hospitality and construction lines, among others), resulting in downward pressure on our premium levels.

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

•Our reinsurers and retrocession counterparties may be unwilling to pay claims due to disagreements or differing interpretation of contracts, which could also result in increased litigation and related expenses.

•There is a risk of reputational damage resulting from potential claims disputes and underwriting renewal actions.

In addition, the COVID-19 pandemic may have a material adverse impact on our business and financial condition due to significant disruption in other areas, including:

•We may experience decreased worker productivity, including as a result of prolonged remote working arrangements, increased medical, emergency or other leave.

•The extended period of remote working by our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic.

•Similarly, third parties on whom we rely to provide key business services on an outsourced basis (including, but not limited to delegated underwriting, claims processing, finance operations, IT support) also may experience operational or system disruption, or cybersecurity issues, impacting their provision of service to us, and in turn, our operational performance.

•The COVID-19 pandemic could impact our ability to attract and retain key personnel which could adversely impact our business.

•Limitations on travel, social distancing requirements implemented in response to COVID-19, alongside economic conditions, may challenge our ability to write new insurance or reinsurance business and market our products and services as anticipated prior to COVID-19.

The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and, the extent and effectiveness of government actions to support the economy. The duration and severity of the economic downturn is uncertain, as well as the impact of these and other factors on our employees, customers and partners. Such impact on our business, results of operations, financial condition or liquidity could be material.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Common Shares
The following table shows information regarding the number of common shares repurchased:

Period	Total number of shares purchased(a) (b)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(b)

July 1-31, 2020	—	$39.80	—	—
August 1-31, 2020	—	$40.12	—	—
September 1-30, 2020	1	$48.69	—	—
Total	1		—	—

(a)        In thousands.
(b)        Shares are repurchased from employees to satisfy withholding tax liabilities related to the vesting of share-settled restricted stock units.

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

As and when allowed by the applicable law and regulations, certain of our non-U.S. subsidiaries provide treaty reinsurance coverage to non-U.S. insurers on a worldwide basis, including insurers of liability, marine, aviation and energy risks, and as a result, these underlying reinsurance portfolios may have some exposure to Iran. In addition, we underwrite insurance and facultative reinsurance on a global basis to non-U.S. insureds and insurers, including for liability, marine, aviation and energy risks. Coverage provided to non-Iranian business may indirectly cover an exposure in Iran. For example, certain of our operations underwrite global marine hull and cargo policies that provide coverage for vessels navigating into and out of ports worldwide, including Iran. For the quarter ended September 30, 2020, there has been no material amount of premium allocated or apportioned to activities relating to Iran. We intend for our non-U.S. subsidiaries to continue to provide such coverage only to the extent permitted by applicable law.

ITEM 6.     EXHIBITS

2.1	Rule 2.7 Announcement, dated July 5, 2017 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 6, 2017).
2.2	Rule 2.7 Announcement, dated August 24, 2017 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 25, 2017).
3.1	Certificate of Incorporation and Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1(Amendment No. 1) (No. 333-103620) filed on April 16, 2003).
3.2	Amended and Restated Bye-Laws (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on May 15, 2009).
4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).
4.2	Certificate of Designations establishing the specific rights, preferences, limitations and other terms of the Series E Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 7, 2016).
*10.1	Amendment No. 1 to Employment Agreement dated December 11, 2017 by and between Peter Vogt and AXIS Specialty U.S. Services, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 7, 2020).
*10.2	Amendment No. 1 to Employment Agreement dated July 5, 2017 by and between Steve K. Arora and AXIS Specialty U.S. Services, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 7, 2020).
*10.3	Amendment No. 1 to Letter Agreement dated July 5, 2017 by and between Steve K. Arora and AXIS Specialty U.S. Services, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 7, 2020).
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101	The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline XBRL: (i) Consolidated Balance Sheets at September 30, 2020 and December 31, 2019; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019; (iv) Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Exhibits 10.1 through 10.3 represent a management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.
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
Dated: October 28, 2020

AXIS CAPITAL HOLDINGS LIMITED
By:	/S/ ALBERT BENCHIMOL
Albert Benchimol
President and Chief Executive Officer
(Principal Executive Officer)

/S/ PETER VOGT
Peter Vogt
Chief Financial Officer
(Principal Financial Officer)