Form 10-K
period 2020-12-31
AXIS CAPITAL HOLDINGS LTD
filed 2021-02-26
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes   ☒  No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐  No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price at the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2020, was approximately $3.4 billion.
At February 22, 2021, there were 84,407,257 common shares outstanding, $0.0125 par value per share, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the annual meeting of shareholders to be held on May 7, 2021 are incorporated by reference in response to items 10, 11, 12, 13 and 14 in Part III of this Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2020.

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
Forward-looking statements contained in this report may include, but are not limited to, information regarding our estimates for catastrophes and other weather-related losses including losses related to the COVID-19 pandemic, measurements of potential losses in the fair market value of our investment portfolio and derivative contracts, our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the outcome of our strategic initiatives, our expectations regarding estimated synergies and the success of the integration of acquired entities, our expectations regarding the estimated benefits and synergies related to our transformation program, our expectations regarding pricing and other market conditions, our growth prospects, and valuations of the potential impact of movements in interest rates, credit spreads, equity securities' prices and foreign currency rates.
Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual events or results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, those described below in 'Summary of Risk Factors' and in more detail under Item 1A, 'Risk Factors' in this report, as those factors may be updated from time to time in our periodic and other filings with the Securities and Exchange Commission (the "SEC"), which are accessible on the SEC's website at www.sec.gov. Readers are urged to carefully consider all such factors as the COVID-19 pandemic may have the effect of heightening many of the other risks and uncertainties described.

We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Summary of Risk Factors

Investing in our common stock involves substantial risks, and our ability to successfully operate our business is subject to numerous risks, including those that are generally associated with operating in the insurance/reinsurance industry. Some of the more significant material challenges and risks include the following:

COVID-19

We have been and may continue to be adversely affected by the ongoing novel coronavirus (COVID-19) pandemic. The ultimate scale and scope of the pandemic is currently unknown, and the impacts from the pandemic potentially interact with all areas of our business and exacerbate many of the other risk factors described below. The overall impact on our business, results of operations, financial condition or liquidity could be material.

Insurance Risk

Insurance risk is the inherent uncertainty as to the occurrence, amount and timing of insurance and reinsurance liabilities transferred to us through the underwriting process.

•The insurance/reinsurance business is historically cyclical, and we expect to experience periods with excess underwriting capacity and unfavorable premium rates.
•We may be adversely impacted by a wide variety of natural catastrophes or man-made catastrophes. The incidence and severity of catastrophes are inherently unpredictable and losses from catastrophes could be substantial. Our exposure to natural catastrophe losses may be increased by climate change, where we may have exposure to physical, transition and liability risks.

•We may be adversely affected by the effects of emerging claims and coverage issues and/or if actual claims exceed our loss reserves. The actual final cost of settling outstanding claims, as well as claims expected to arise from the unexpired period of risk is uncertain. There are many other factors that would cause loss reserves to increase or decrease, which include, but are not limited to emerging claims and coverage issues such as changes in claim severity, changes in the expected level of reported claims, judicial action changing the scope and/or liability of coverage, changes in the legislative, regulatory, social and economic environment, and unexpected changes in loss inflation.
•We may be adversely impacted by inflation. Our operations, like those of other insurers and reinsurers, are susceptible to the effects of inflation because premiums are established before the ultimate amounts of losses and loss expenses are known.
•We may be adversely affected by the failure of our loss limitation strategy, including the use of reinsurance.
•We may be adversely affected by the failure of models used to support key decisions.

Strategic Risk

Strategic risks affect or are created by an organization’s business strategy and strategic objectives. Our review of strategic risk evaluates not only internal and external challenges that might cause our chosen strategy to fail but also evaluates major risks that could affect our long-term performance and position.

•We may be adversely affected by competition and consolidation in the insurance and reinsurance industry. Increased competition could result in fewer submissions, lower premium rates, less favorable policy terms and conditions and greater costs of customer acquisition and retention.
•We have been and may continue to be adversely affected by a deterioration in global economic conditions. Economic uncertainty and market turmoil has affected and may in the future affect, among other aspects of our business, the demand for and claims made under our products, the ability of customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance and portfolio. A persistent low interest rate environment may reduce our profitability as investment income falls.
•We may be adversely affected by the exit of the U.K. from the E.U.
•We may be adversely affected by loss of business provided by a major broker.
•We may be adversely affected by a downgrade in our financial strength or credit rating. If we experience a credit rating downgrade, withdrawal or negative watch/outlook in the future, we could incur higher borrowing costs and may have more limited means to access capital. It could also result in a substantial loss of business for us.

Market Risk

Market risk is the risk that our financial instruments may be negatively impacted by movements in financial market prices or rates.

•Our investment and derivative instrument portfolios may be adversely impacted by capital markets risk related to changes in equity prices, interest rates, credit spreads and other factors.
•Our operating results may be adversely affected by currency fluctuations.

Liquidity Risk

Liquidity risk is the risk that we may not have sufficient financial resources to meet our obligations when they are due, or would have to incur excessive costs to do so.

•Our underwriting activities may expose us to liquidity risk. This stems mainly from the need to cover potential extreme loss events and regulatory constraints that limit the flow of funds within the Group.

Credit Risk

Credit risk represents the risk of incurring financial loss due to the diminished creditworthiness (reduced financial strength and, ultimately, possibly default) of our third-party counterparties.

•We may be adversely impacted if we are unable to collect amounts due to us from our counterparties – most materially reinsurers, but also including brokers, agents and customers.

Operational Risk

Operational risk represents the risk of loss as a result of inadequate processes, system failures, human error or external events, including but not limited to direct or indirect financial loss, reputational damage, customer dissatisfaction and legal and regulatory penalties.

•We may be adversely impacted by failure of the processes, people or systems that we rely on to maintain our operations and manage the operational risks inherent to our business, including those outsourced to third parties.

Regulatory Risk

Regulatory risk represents the risk arising from our failure to comply with legal, statutory or regulatory obligations.

•Our insurance and reinsurance subsidiaries conduct business globally and are subject to varying degrees of regulation in multiple jurisdictions. We may be adversely affected if we fail to comply fully with, or obtain exemption, from relevant regulations.

Risks Related to the Ownership of our Securities

•In addition to the risks to our business listed above, there are certain other risks related to the ownership of our securities for example relating to our holding company structure or provisions in our organizational documents and bye-laws.

Risks Related to Taxation

•We may be adversely impacted by changes in tax rules, or changes in the interpretation of existing tax rules in the multiple jurisdictions in which we operate.

Readers should carefully consider the risks noted above together with the risks detailed in Item 1A, 'Risk Factors' and all of the other information included in this report.

Website and Social Media Disclosure
We use our website (www.axiscapital.com) and our corporate Twitter (@AXIS_Capital) and LinkedIn (AXIS Capital) accounts as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, e-mail alerts and other information about AXIS Capital may be received when enrolled in our "E-mail Alerts" program, which can be found in the Investor Information section of our website (www.axiscapital.com). The contents of our website and social media channels are not part of this Annual Report on Form 10-K.

PART I

ITEM 1.    BUSINESS

In this Form 10-K, references to "AXIS Capital" refer to AXIS Capital Holdings Limited and references to "we", "us", "our", "AXIS", the "Group" or the "Company" refer to AXIS Capital Holdings Limited and its direct and indirect subsidiaries and branches, including: AXIS Specialty Holdings Bermuda Limited, AXIS Specialty Limited ("AXIS Specialty Bermuda"), AXIS Specialty Limited (Singapore Branch), AXIS Specialty Investments Limited, AXIS Specialty Investments II Limited, AXIS Specialty UK Holdings Limited, AXIS Managing Agency Ltd., AXIS Corporate Capital UK Limited (corporate member which provides 70% capital support to AXIS Syndicate 1686 ("Syndicate 1686")), Novae Group Limited, AXIS UK Services Limited, AXIS Underwriting Limited, AXIS Corporate Capital UK II Limited (sole corporate member of Novae Syndicate 2007 ("Syndicate 2007") and corporate member which provides 30% capital support to Syndicate 1686), AXIS Ventures Limited ("AXIS Ventures"), AXIS Reinsurance Managers Limited ("AXIS Reinsurance Managers"), AXIS Specialty Holdings Ireland Limited, AXIS Specialty Europe SE ("AXIS Specialty Europe"), AXIS Specialty Europe SE (U.K. Branch), AXIS Specialty Europe SE (Belgium Branch), AXIS Specialty Europe SE (Netherlands Branch), AXIS Reinsurance (DIFC) Limited, AXIS Re SE, AXIS Re SE, Dublin (Zurich Branch) ("AXIS Re Europe"), AXIS Re SE Escritório de Representação No Brasil Ltda., Contessa Limited, AXIS Specialty Global Holdings Limited, AXIS Specialty U.S. Holdings, Inc., AXIS Reinsurance Company ("AXIS Re U.S."), AXIS Reinsurance Company (Canadian Branch), AXIS Specialty U.S. Services, Inc., AXIS Specialty U.S. Services, Inc. (U.K. Branch), AXIS Specialty Canada Services, ULC, AXIS Group Services, Inc., AXIS Specialty Underwriters, Inc., AXIS Insurance Company ("AXIS Insurance Co."), AXIS Surplus Insurance Company ("AXIS Surplus"), AXIS Specialty Insurance Company ("AXIS Specialty U.S."), Ternian Insurance Group LLC, AXIS Specialty Finance LLC and AXIS Specialty Finance PLC, unless the context suggests otherwise.
Unless otherwise noted, tabular dollars are in thousands. Amounts may not reconcile due to rounding differences.

General
AXIS provides a broad range of specialty lines insurance and treaty reinsurance to our clients on a worldwide basis, through operating subsidiaries and branch networks based in Bermuda, the United States ("U.S."), Europe, Singapore and Canada. Our underwriting operations are organized around our global underwriting platforms, AXIS Insurance and AXIS Re.
The markets in which we operate have historically been cyclical. During periods of excess underwriting capacity, defined by the availability of capital, competition can result in lower pricing and less favorable policy terms and conditions for insurers and reinsurers. During periods of reduced underwriting capacity, pricing, and policy terms and conditions are generally more favorable for insurers and reinsurers. Historically, underwriting capacity has been impacted by several factors, including industry losses, catastrophes, changes in legal and regulatory guidelines, investment results and the ratings and financial strength of competitors. In 2020, we leveraged firming market conditions to increase our relevance in a select number of attractive specialty lines and treaty reinsurance markets and we continued to re-balance our portfolio towards less volatile lines of business.
At December 31, 2020, we had common shareholders’ equity of $4.7 billion, total capital of $6.6 billion and total assets of $25.9 billion.
Our Business Strategy
We are a hybrid specialty lines insurance and treaty reinsurance company that is a leader in many of the markets where we choose to compete. We provide our clients and distribution partners with a broad range of risk transfer products and services, and meaningful capacity, backed by excellent financial strength. We manage our portfolio holistically, aiming to construct the optimum portfolio of risks, consistent with our risk appetite and the development of our franchise. We nurture an ethical, entrepreneurial and disciplined culture that promotes outstanding client service, intelligent risk taking and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a global leader in specialty risks.

We aim to execute on our business strategy through the following multi-pronged approach:
We offer a diversified range of products and services across market segments and geographies: Our position as a well-balanced hybrid specialty lines insurance and treaty reinsurance company gives us insight into the opportunities and challenges in a variety of markets. We are headquartered in Bermuda and have locations across the U.S., Canada and Europe including Dublin, London, Zurich and Brussels. We are actively pursuing opportunities throughout Latin America, mainly through our Miami office, which enables us to deliver a full range of facultative and treaty reinsurance solutions in Latin America. Our Singapore office serves as our regional hub in Asia and provides specialty insurance and reinsurance solutions in the Asia Pacific region.
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
We develop and maintain deep, trusting and mutually beneficial relationships with clients and distribution partners, offering high levels of service and effective solutions for risk management needs: Our management team has extensive industry experience, deep product knowledge and long-standing market relationships. We primarily transact in specialty markets, where risks are complex. We invest in data and technology capabilities and tools to empower our underwriters and enhance the service that we provide to our customers. Our intellectual capital and proven client-service capability attract clients and distribution partners looking for solutions.
We maintain excellent financial strength, characterized by financial discipline and transparency: Our total capital of $6.6 billion at December 31, 2020, as well as our high-quality and liquid investment portfolio and our operating subsidiary ratings of "A+" ("Strong") by Standard & Poor's and "A" ("Excellent") by the A.M. Best Company, Inc. ("A.M. Best") are key indicators of our financial strength.
We attract, develop, retain and motivate teams of experts: We aim to attract and retain the top talent in the industry and to motivate our employees to make decisions that are in the best interest of our clients and shareholders. We nurture an ethical, risk-aware, achievement-oriented culture that promotes professionalism, responsibility, integrity, discipline and entrepreneurship. As a result, we believe that our staff is well-positioned to make the best underwriting and strategic decisions for AXIS.
In 2020, our key metrics for performance measurement included operating return on average common equity ("operating ROACE") which is reconciled to the most comparable GAAP financial measure, return on average common equity ("ROACE"), in Item 7 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures Reconciliation' on an annual basis and relative total shareholder return ("TSR") over the long-term. We believe that the successful execution against long-term strategic plans should drive an increase in TSR over the long-term, and that TSR directly correlates to other relevant key performance metrics, including book value per diluted common share adjusted for dividends. Our goal is to achieve top-quintile industry operating ROACE and growth in book value per diluted common share adjusted for dividends, with volatility consistent with the industry average across underwriting cycles.

Segment Information
Our underwriting operations are organized around our global underwriting platforms, AXIS Insurance and AXIS Re. We have determined that we have two reportable segments, insurance and reinsurance. We do not allocate assets by segment, with the exception of goodwill and intangible assets.
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
The table below presents gross premiums written in each of our reportable segments for each of the most recent three years.

Year ended December 31,	2020	2019	2018

Insurance	$4,018,399	$3,675,931	$3,797,592
Reinsurance	2,808,539	3,222,927	3,112,473
Total	$6,826,938	$6,898,858	$6,910,065

Insurance Segment
Lines of Business and Distribution
Our insurance segment offers specialty insurance products to a variety of niche markets on a worldwide basis. The following are the lines of business in our insurance segment:

•Property: provides physical loss or damage, business interruption and machinery breakdown cover for virtually all types of property, including commercial buildings, residential premises, construction projects and onshore renewable energy installations. This line of business includes primary and excess risks, some of which are catastrophe-exposed.
•Marine: provides cover for traditional marine classes, including offshore energy, renewable offshore energy, cargo, liability, recreational marine, fine art, specie, and hull war. Offshore energy coverage includes physical damage, business interruption, operator's extra expense and liability coverage for all aspects of offshore upstream energy, from exploration and construction through the operation and distribution phases.
•Terrorism: provides cover for physical damage and business interruption of an insured following an act of terrorism and includes kidnap and ransom, and crisis management insurance.
•Aviation: provides hull and liability, and specific war cover primarily for passenger airlines but also for cargo operations, general aviation operations, airports, aviation authorities, security firms and product manufacturers.
•Credit and Political Risk: provides credit and political risk insurance products for banks, commodity traders, corporations and multilateral and export credit agencies. Cover is provided for a range of risks including sovereign default, credit default, political violence, currency inconvertibility and non-transfer, expropriation, aircraft non-repossession and contract frustration due to political events.
•Professional Lines: provides directors’ and officers’ liability, errors and omissions liability, employment practices liability, fiduciary liability, crime, professional indemnity, cyber and privacy insurance, medical malpractice and other financial insurance related covers for commercial enterprises, financial institutions, not-for-profit organizations and other professional service providers. This business is predominantly written on a claims-made basis.

•Liability: primarily targets primary and low to mid-level excess and umbrella commercial liability risks in the U.S. wholesale markets in addition to primary and excess of loss employers, public, and products liability business predominately in the U.K. Target industry sectors include construction, manufacturing, transportation and trucking, and other services.
•Accident and Health: includes accidental death, travel insurance and specialty health products for employer and affinity groups.
•Discontinued Lines - Novae: includes those lines of business that Novae exited or placed into run-off in the fourth quarter of 2016 and in the first quarter of 2017. These discontinued insurance lines include financial institutions, professional indemnity, international liability, and international direct and facultative property.
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
Gross premiums written by broker, shown individually where premiums by broker were 10% or more of the total in any of the last three years, were as follows:

Years ended December 31,	2020		2019		2018

Marsh & McLennan Companies Inc.	$496,913	12%	$434,108	12%	$380,238	10%
Aon plc	485,113	12%	393,645	11%	405,281	11%
Other brokers	2,310,687	58%	2,015,822	54%	2,067,447	54%
Managing general agencies and underwriters	725,686	18%	832,356	23%	944,626	25%
Total	$4,018,399	100%	$3,675,931	100%	$3,797,592	100%

No insured accounted for more than 10% of the gross premiums written in the insurance segment.
Competitive Environment
In our insurance segment, where competition is focused on price, service, and availability in the form of capacity, appetite and distribution, among other considerations, we compete globally and locally with U.S. and non-U.S carriers. We believe we can achieve positive differentiation through underwriting expertise in our chosen lines of business and market segments, providing customized solutions for our strategic partners, and top caliber claim service levels to our customers. In addition, our investment in building an agile business model is expected to further position us to capitalize on opportunities and more quickly bring innovative products and services to market while advancing our efforts to strengthen our portfolio and drive profitable growth.

Reinsurance Segment
Lines of Business and Distribution
Our reinsurance segment provides treaty reinsurance to insurance companies on a worldwide basis, written on an excess of loss and a proportional basis. For excess of loss business, we typically indemnify the reinsured for a portion of losses, individually and in the aggregate, in excess of a specified individual or aggregate loss deductible. For proportional business, we assume an agreed percentage of the underlying premiums and accept liability for the same percentage of losses and loss expenses. Our business is primarily produced through reinsurance brokers worldwide. The following are the lines of business in our reinsurance segment:

•Catastrophe: provides protection for most catastrophic losses that are covered in the underlying insurance policies written by our cedants. The underlying policies principally cover property-related exposures but other exposures including workers compensation and personal accident are also covered. The principal perils covered by policies in this portfolio include hurricane and windstorm, earthquake, flood, tornado, hail and fire. In some instances, terrorism may be a covered peril or the only peril. This business is written on a proportional and excess of loss basis.

•Property: provides protection for property damage and related losses resulting from natural and man-made perils that are covered in the underlying personal and commercial lines insurance policies written by our cedants. The predominant exposure is property damage but other risks, including business interruption and other non-property losses, may also be covered when arising from a covered peril. The most significant perils covered by policies in this portfolio include windstorm, tornado and earthquake, but other perils such as freezes, riots, flood, industrial explosions, fire, hail and a number of other loss events are also included. This business is written on a proportional and excess of loss basis.
•Professional Lines: provides protection for directors’ and officers’ liability, employment practices liability, medical malpractice, professional indemnity, environmental liability, cyber, and miscellaneous errors and omissions insurance risks. The underlying business is predominantly written on a claims-made basis. This business is written on a proportional and excess of loss basis.
•Credit and Surety: provides reinsurance of trade credit insurance products and includes proportional and excess of loss structures. The underlying insurance indemnifies sellers of goods and services in the event of a payment default by the buyer of those goods and services. Surety reinsurance provides protection for losses arising from a broad array of surety bonds issued by insurers to satisfy regulatory demands or contract obligations in a variety of jurisdictions around the world. Mortgage reinsurance is also provided to mortgage guaranty insurers and U.S. government-sponsored entities for losses related to credit risk transfer into the private sector.
•Motor: provides protection to insurers for motor liability and property damage losses arising out of any one occurrence. A loss occurrence can involve one or many claimants where the ceding insurer aggregates the claims from the occurrence. Traditional proportional and non-proportional reinsurance as well as structured solutions are offered.
•Liability: provides protection to insurers of admitted casualty business, excess and surplus lines casualty business and specialty casualty programs. The primary focus of the underlying business is general liability, workers' compensation, auto liability and excess casualty.
•Agriculture: provides protection for risks associated with the production of food and fiber on a global basis for primary insurance companies writing multi-peril crop insurance, crop hail and named peril covers, as well as custom risk transfer mechanisms for agricultural dependent industries with exposures to crop yield and/or price deviations. This business is written on a proportional and aggregate stop loss reinsurance basis.
•Engineering: provides protection for all types of construction risks and risks associated with erection, testing and commissioning of machinery and plants during the construction stage. This line of business also includes cover for losses arising from operational failures of machinery, plant and equipment and electronic equipment as well as business interruption. We decided to exit this line of business in 2020.
•Marine and Aviation: includes specialty marine classes such as cargo, hull, pleasure craft, marine liability, inland marine and offshore energy. The principal perils covered by policies in this portfolio include physical loss, damage and/or liability arising from natural perils of the seas or land, man-made events including fire and explosion, stranding/sinking/salvage, pollution, shipowners and maritime employers liability. This business is written on a non-proportional and proportional basis. Aviation provides cover for airline, aerospace and general aviation exposures. This business is written on a proportional and non-proportional basis.
•Accident and Health: includes personal accident, specialty health, accidental death, travel, life and disability reinsurance products which are offered on a proportional and catastrophic or per life excess of loss basis.
•Discontinued Lines - Novae: includes those lines of business that Novae exited or placed into run-off in the fourth quarter of 2016 and in the first quarter of 2017. These discontinued reinsurance lines include motor reinsurance, general liability reinsurance and international facultative property.

Gross premiums written by broker, shown individually where premiums by broker were 10% or more of the total in any of the last three years, were as follows:

Years ended December 31,	2020		2019		2018

Marsh & McLennan Companies Inc.	$818,821	29%	$838,617	26%	$779,375	25%
Aon plc	694,712	25%	887,602	28%	765,779	25%
Willis Tower Watson PLC	435,498	16%	403,402	13%	361,983	12%
Other brokers	582,368	20%	795,352	24%	864,601	28%
Direct	105,777	4%	135,614	4%	178,568	6%
Managing general agencies and underwriters	171,363	6%	162,339	5%	162,167	5%
Total	$2,808,539	100%	$3,222,927	100%	$3,112,473	100%

No cedant accounted for more than 10% of the gross premiums written in the reinsurance segment.
Competitive Environment
In our reinsurance segment, competition tends to be focused on availability, service, financial strength and price. We compete with major U.S. and non-U.S. reinsurers and reinsurance departments of numerous multi-line insurance organizations. In addition to traditional market participants, we also compete with new market entrants supported by alternative capital sources offering risk transfer solutions on a collateralized or other non-traditional basis. Our clients may also acquire reinsurance protection through capital market products such as catastrophe bonds and insurance loss warranties. We believe that we achieve a competitive advantage through our diversified global product offerings, responsiveness to customer needs and ability to provide sophisticated and innovative products. We offer excellent claims management, strong financial strength ratings and an ability to leverage our balance sheet and relationships with strategic capital partners to provide meaningful capacity.

Cash and Investments
We seek to balance the investment portfolios’ objectives of increasing book value with the generation of relatively stable investment income, while providing sufficient liquidity to meet our claims and other obligations. Liquidity needs arising from potential claims are of primary importance and are considered in asset class participation and the asset allocation process. A significant portion of our investment portfolio is dedicated to investment grade fixed maturities that will generate cash flows that match expected claim payouts.
To diversify risk and optimize the growth in book value, we may invest in other asset classes such as equity securities, high yield securities and alternative investments (e.g. private equity funds) which provide higher potential total rates of return. These individual investment classes involve varying degrees of risk, including the potential for more volatile returns and reduced liquidity. However, as part of a balanced portfolio, they also provide diversification from interest rate and credit risk.
With regard to our investment portfolio, we primarily utilize third-party investment managers for security selection and trade execution functions, subject to guidelines and objectives for each asset class. This enables us to actively manage our investment portfolio with access to top performers specializing in various products and markets. We select the managers based on various criteria including investment style, performance history and corporate governance. In addition, we monitor approved investment asset classes for each subsidiary through analysis of our operating environment, including expected volatility of cash flows, overall capital position, regulatory and rating agency considerations. The Finance Committee of our Board of Directors approves overall group asset allocation targets and investment policy to ensure that they are consistent with our overall goals, strategies and objectives. We also have an Investment and Finance Committee, comprised of members of our senior management team, which oversees the implementation of our investment strategy.
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
Bermuda
Our Bermuda insurance operating subsidiary, AXIS Specialty Bermuda, is a Class 4 general business insurer subject to the Insurance Act 1978 of Bermuda and related regulations, as amended (the "Insurance Act"). The Insurance Act provides that no person may carry on any insurance or reinsurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (the "BMA") under the Insurance Act. The Insurance Act imposes upon Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements, and grants the BMA powers to supervise, investigate, require information and demand the production of documents and intervene in the affairs of insurance companies. Significant requirements pertaining to Class 4 insurers include the appointment of an independent auditor, the appointment of a loss reserve specialist, the appointment of a principal representative in Bermuda, the filing of annual Statutory Financial Returns, the filing of annual GAAP financial statements, the filing of an annual capital and solvency return, compliance with minimum and enhanced capital requirements, compliance with certain restrictions on reductions of capital and the payment of dividends and distributions, compliance with group solvency and supervision rules, if applicable, and compliance with the Insurance Code of Conduct. On July 30, 2018, the Insurance Amendment (No. 2) Act 2018 amended the Insurance Act to provide for the prior payment of policyholders' liabilities ahead of general unsecured creditors in the event of the liquidation or winding up of an insurer. Effective January 1, 2019, this amendment applies to general business insurers and provides that, subject to certain statutorily preferred debts, the insurance debts of an insurer must be paid in priority to all other unsecured debts of the insurer. Insurance debt is defined as a debt to which an insurer is or may become liable pursuant to an insurance contract, excluding debts owed to an insurer under an insurance contract where the insurer is the person insured.
Effective January 1, 2016, the BMA was granted full "equivalence" under Solvency II (refer to"Ireland" below) for Bermuda’s commercial insurance sector, including Class 4 insurers.
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
Effective September 23, 2020, AXIS Ventures Reinsurance Limited deregistered as a Class 3A insurer with the BMA and AXIS Ventures deregistered as an insurance manager with the BMA. AXIS Ventures Reinsurance Limited is currently pending dissolution.
AXIS Reinsurance Managers is regulated by the BMA as an insurance manager. Insurance managers are subject to the Insurance Act which provides that no person may carry on business as an insurance manager unless registered with the BMA under the Insurance Act. Insurance managers are required to comply with the Insurance Manager Code of Conduct.
AXIS Capital, AXIS Specialty Bermuda, AXIS Specialty Holdings Bermuda Limited, AXIS Specialty Investments Limited, AXIS Ventures, AXIS Specialty Investments II Limited and AXIS Reinsurance Managers must comply with provisions of the Bermuda Companies Act 1981, as amended (the "Companies Act"), regulating the payment of dividends and distributions. A Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than its liabilities.

The Singapore branch of AXIS Specialty Bermuda, AXIS Specialty Limited (Singapore Branch), established in 2008, is regulated by the Monetary Authority of Singapore (the "MAS") pursuant to The Insurance Act of Singapore, which imposes significant regulations relating to capital adequacy, risk management, governance, audit and actuarial requirements. AXIS Specialty Limited (Singapore Branch) is registered by the Accounting and Corporate Regulatory Authority ("ACRA") as a foreign company in Singapore and is also regulated by ACRA pursuant to the Singapore Companies Act. Prior to establishing its Singapore branch, AXIS Specialty Bermuda had maintained a representative office in Singapore since 2004.
AXIS Specialty Bermuda has reinsurance permissions in China and the Netherlands. AXIS Specialty Limited (Singapore Branch) has separate reinsurance permissions in China.
AXIS Re SE may write reinsurance in Bermuda under Solvency II equivalence between Bermuda and the E.U.
AXIS Managing Agency Ltd. may write general insurance and reinsurance in Bermuda using Lloyd's of London ("Lloyd's") licenses (refer to "U.K. and Lloyd's of London" below).
United States
U.S. Insurance Holding Company Regulation of AXIS Capital’s Insurance Subsidiaries
As members of an insurance holding company system, each of AXIS Insurance Co., AXIS Re U.S., AXIS Specialty U.S. and AXIS Surplus, collectively AXIS Capital’s U.S. insurance subsidiaries (collectively, the "U.S. Insurance Subsidiaries") are subject to the insurance holding company system laws and regulations of the states in which they do business. These laws generally require each of the U.S. Insurance Subsidiaries to register with its domestic state insurance department and to furnish financial and other information which may materially affect the operations, management or financial condition within the holding company system. All transactions within a holding company system that involve an insurance company must be fair and equitable. Notice to the applicable insurance department is required prior to the consummation of transactions affecting the ownership or control of an insurer and of certain material transactions between an insurer and an entity in its holding company system, and certain transactions may not be consummated without the department’s prior approval.
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
Although generally the insurance industry is not directly regulated by the federal government, federal legislation and initiatives can affect the industry and our business. Certain sections of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank") pertain to the regulation and business of insurance. Specifically, the Federal Insurance Office ("FIO") has limited authority to collect information and report on the business of insurance to Congress. In addition, Dodd-Frank contains the Non-Admitted and Reinsurance Reform Act of 2010 ("NRRA"). NRRA attempts to coordinate the payment of surplus lines taxes, simplify the granting of alien insurers to become surplus lines authorized and coordinates the credit for certain reinsurance. The Company continues to monitor the implementation of Dodd-Frank.
Ternian Insurance Group LLC, a leading provider of voluntary, limited benefit, affordable health plans and other employee benefits coverage for hourly and part-time workers and their families, is an authorized insurance producer in all 50 states of the U.S. except Hawaii. As a resident insurance producer in Arizona, Ternian Insurance Group LLC is subject to regulation and supervision by the Arizona Department of Insurance and is also subject to the regulation and supervision of the other states in which Ternian transacts business.
AXIS Specialty Underwriters, Inc., a Florida licensed reinsurance intermediary, is subject to regulation and supervision by the Florida Department of Financial Services. AXIS Specialty Underwriters, Inc. operates as the Latin American and Caribbean regional coverholder for Syndicate 1686, providing facultative reinsurance coverage to the Latin American and Caribbean market.
U.S. Authorizations of our Non-U.S. Insurance Subsidiaries
The insurance laws of each state of the U.S. regulate or prohibit the sale of insurance and reinsurance by insurers and reinsurers that are not admitted to do business within their jurisdictions, or conduct business pursuant to exemptions. AXIS Specialty Europe is eligible to write surplus lines business throughout the U.S. and in Puerto Rico. AXIS Managing Agency Ltd. is eligible to use Lloyd's licenses to (i) write surplus lines business throughout the U.S. and in all U.S. territories, (ii) write insurance business, except life insurance business, in the states of Illinois, Kentucky and in the U.S. Virgin Islands and (iii) write non-life reinsurance business throughout the U.S. and in all U.S. territories, except for accident and health reinsurance in New York.
In addition to the regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers’ business operations are affected by regulatory requirements in various states of the U.S. governing "credit for reinsurance" that are imposed on their ceding companies. In general, a ceding company obtaining reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction or state in which the ceding company files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the ceding company’s liability for unearned premiums (which is that portion of premiums written which applies to the unexpired portion of the policy period), loss reserves and loss expense reserves ceded to the reinsurer. The great majority of states, however, permit a credit to statutory surplus resulting from reinsurance obtained from a non-licensed or non-accredited reinsurer to be recognized to the extent that the reinsurer provides a letter of credit, trust fund or other acceptable security arrangement. A few states do not allow credit for reinsurance ceded to non-licensed reinsurers except in certain limited circumstances, and others impose additional requirements that make it difficult to become accredited. In connection with the establishment of a Multi-Beneficiary Reinsurance Trust, AXIS Specialty Bermuda obtained accredited or trusteed reinsurer status in all U.S. jurisdictions except for New York.
Ireland
Our Ireland domiciled insurer and reinsurer are subject to the Solvency II Directive (Directive 2009/138/EC), as amended. Solvency II represents a consolidation and modernization of existing European Commission Solvency I insurance and reinsurance regulation and supervision and includes a harmonized risk-based solvency and reporting regime for the insurance/reinsurance sector. Solvency II covers three main areas: (i) the valuation of assets and liabilities and related solvency capital requirements; (ii) governance requirements including key functions of compliance, internal audit, actuarial and risk management; and (iii) legal entity and European Union ("E.U.") group reporting and disclosure requirements including public disclosures. The capital requirement must be computed using the Solvency II standard formula unless the Central Bank of Ireland ("CBI") has previously authorized a company to use its own internal model. Certain of our European legal entities are subject to Solvency II.

AXIS Specialty Europe
AXIS Specialty Europe is a European public limited liability company incorporated as a non-life insurer under the laws of Ireland. It is a Societas Europaea (SE), or European society company, and has been registered in accordance with E.U. law. As a SE company, AXIS Specialty Europe can more easily merge with companies in European member states and also transfer its domicile to other member states of the E.U. AXIS Specialty Europe is authorized and regulated by the CBI pursuant to the Insurance Acts 1909 to 2000, as amended, repealed or replaced, the Central Bank Acts 1942 – 2014, as amended, repealed or replaced, and E.U. regulation relating to general insurance and statutory instruments made thereunder. AXIS Specialty Europe is authorized to conduct business in 16 non-life insurance classes throughout the E.U. and the European Economic Area ("EEA"), which includes each of the member countries of the E.U. with the addition of Iceland, Liechtenstein and Norway. AXIS Specialty Europe may also write reinsurance business within the classes of insurance business for which it is authorized.
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
AXIS Specialty Europe's U.K. branch transacts general insurance business in the U.K., trading as AXIS Specialty London. The U.K. withdrew from the E.U. on December 31, 2020 and is now considered a third country. In order to maintain business continuity, AXIS Specialty Europe submitted an application to the Prudential Regulatory Authority (the "PRA") in 2018 for authorization of a third country branch. As this application is still pending, AXIS Specialty Europe entered into the PRA's Temporary Permissions Regime (the "TPR"), under which it is able to maintain business continuity. AXIS Specialty Europe will remain in the TPR, fully regulated by the PRA and the Financial Conduct Authority ("FCA"), until the earlier of the third year anniversary of its admission to the TPR and the date the PRA application has been fully assessed and approved.

Effective January 1, 2019, Compagnie Belge d’Assurances Aviation NV/SA merged into AXIS Specialty Europe by way of merger by absorption and dissolved without going into liquidation (the "Aviabel Merger"). In connection with the Aviabel Merger, AXIS Specialty Europe established two new branches in Belgium and the Netherlands (see "Belgium" and the "Netherlands" below).
AXIS Specialty Europe has local regulatory permission to carry on insurance business in Jersey and has reinsurance permissions in India, China, Argentina, Mexico, Panama, Paraguay, Chile, Honduras, Ecuador, Colombia and Guatemala.
AXIS Re SE
AXIS Re SE is a European public limited liability company incorporated as a reinsurer under the laws of Ireland. AXIS Re SE is also a Societas Europaea (SE), or European society company, registered in accordance with E.U. law. AXIS Re SE is authorized by the CBI as a composite reinsurer (non-life and life) in accordance with the Insurance Acts 1909 to 2000, as amended, repealed or replaced, the Central Bank Acts 1942 – 2014, as amended, repealed or replaced, and E.U. regulation applicable to reinsurance and statutory instruments made thereunder. AXIS Re SE is authorized to transact reinsurance throughout the E.U. and the EEA and is subject to Solvency II.
AXIS Re SE conducts business through its branch in Zurich, Switzerland, trading as AXIS Re Europe (see "Switzerland" below).
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
AXIS Specialty Holdings Ireland Limited
AXIS Specialty Holdings Ireland Limited is the limited liability holding company for AXIS Specialty Europe and AXIS Re SE, each incorporated under the laws of Ireland, Contessa Limited, a U.K. licensed insurance intermediary, and AXIS Reinsurance (DIFC) Limited, a Dubai licensed insurance intermediary.
AXIS Specialty Bermuda may write reinsurance under Solvency II equivalence granted to Bermuda by the E.U.
AXIS Managing Agency Ltd. is eligible to write insurance (except permanent health) and reinsurance business in Ireland through Lloyd's Brussels (see "Regulatory Impact Due to Brexit" below).

AXIS Specialty Global Holdings Limited

AXIS Specialty Global Holdings Limited is the limited liability holding company for AXIS Capital's U.S. Insurance subsidiaries.
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
Under the Financial Services Act 2012, the FCA is a conduct regulator for all U.K. firms carrying on regulated activity in the U.K. while the PRA is the prudential regulator of U.K. banks, building societies, credit unions, insurers and major investment firms. As a prudential regulator, the PRA's general objective is to promote the safety and soundness of the firms it regulates. The PRA rules require financial firms to hold sufficient capital and have adequate risk controls in place.
The FCA's statutory strategic objective is to ensure that relevant markets function well and have operational objectives to protect consumers, protect financial markets and promote competition. It makes rules covering how the firm must be managed and requirements relating to the firm’s systems and controls, how business must be conducted and the firm’s arrangements to manage financial crime risk. The PRA and the FCA require regular and ad hoc reporting and monitor compliance with their respective rulebooks through a variety of means including the collection of data, industry reviews and site visits. The directors and senior managers of AXIS Managing Agency Ltd. must be "approved persons" under FSMA, making them directly and personally accountable for ensuring compliance with the requirements of the PRA and the FCA.
AXIS Managing Agency Ltd.
AXIS Managing Agency Ltd. is authorized and regulated by the PRA and regulated by the FCA to conduct insurance and reinsurance business and is a Lloyd's managing agent authorized by Lloyd's to manage our syndicates, Syndicate 1686 and Syndicate 2007. AXIS Managing Agency Ltd. is also the managing agent for SPA 6129, a third-party Lloyd's special purpose arrangement.

To consolidate our Lloyd’s business under Syndicate 1686, Syndicate 2007 ceased accepting new business and was placed into run-off on January 1, 2019. The final underwriting year of Syndicate 2007 and SPA 6129 will close by way of a reinsurance to close arrangement which took effect on January 1, 2021.
Lloyd’s is a society of corporate and individual members which underwrite insurance and reinsurance as members of syndicates. A syndicate is made up of one or more members that form a group to accept insurance and reinsurance risks. Each syndicate is managed by a managing agent. Managing agents write insurance business on behalf of the members of the syndicate, which members receive profits or bear losses in proportion to their respective shares in the syndicate for each underwriting year of account.
Lloyd’s is subject to U.K. law and is authorized under the FSMA. The Lloyd’s Act 1982 defines the governance structure and rules under which the society operates. Under the Lloyd's Act 1982, the Council of Lloyd’s is responsible for the management and supervision of the Lloyd’s market and supports the Lloyd's market. Lloyd's manages and protects the Lloyd's network of international licenses. Lloyd's agrees to syndicates' business plans and evaluates performance against those plans. Syndicates are required to underwrite only in accordance with their agreed business plans. If they fail to do so, Lloyd’s can take a range of actions including, as a last resort, prohibiting a syndicate from underwriting. Lloyd’s also monitors syndicates’ compliance with Lloyd’s minimum standards and responsible for setting both member and central capital levels.
Lloyd’s has a global network of licenses and authorizations, and underwriters at Lloyd's may write business in and from countries where Lloyd’s has authorized status or exemptions available to non-admitted insurers or reinsurers. Lloyd’s licenses can only be used if the Syndicate Business Forecast, agreed annually with Lloyd’s, names those countries.
AXIS Managing Agency Ltd. operates an underwriting division at Lloyd’s Insurance Company (China) Limited, a wholly owned subsidiary of the Corporation of Lloyd’s which allows it to underwrite reinsurance in China.
AXIS Corporate Capital UK Limited
Until December 31, 2018, AXIS Corporate Capital UK Limited was the sole corporate member of Syndicate 1686. Effective January 1, 2019, both AXIS Corporate Capital UK Limited and AXIS Corporate Capital UK II Limited are corporate members of Syndicate 1686, providing 70% and 30% capital support, respectively. Syndicate 1686 is managed by AXIS Managing Agency Ltd.

AXIS Corporate Capital UK II Limited
(formerly Novae Corporate Underwriting Limited)
Following the acquisition of Novae Group Limited, management of Syndicate 2007 was transferred to AXIS Managing Agency Ltd. AXIS Corporate Capital UK II Limited is the sole corporate member of Syndicate 2007.
AXIS Underwriting Limited
AXIS Underwriting Limited, formerly known as Novae Underwriting Limited, is authorized and regulated by the FCA as an insurance intermediary and underwrites insurance at Lloyd's on behalf of Syndicate 1686.
Contessa Limited
Effective December 2019, Contessa Limited ceased writing insurance on behalf of AXIS Specialty Europe. Contessa Limited will continue to manage the AXIS Specialty Europe book of business on a run-off basis.
In January 2021, Contessa Limited surrendered its license as an insurance intermediary with the FCA.
AXIS Specialty UK Holdings Limited
AXIS Specialty UK Holdings Limited is a limited liability holding company for AXIS Managing Agency Ltd., AXIS Corporate Capital UK Limited and Novae Group Limited, and is incorporated under the laws of England and Wales.
Regulatory Impact Due to Brexit
On June 23, 2016, the U.K. voted to exit the E.U. ("Brexit") and on December 31, 2020, the U.K. completed its withdrawal from the E.U. Although an agreement was reached between the E.U. and the U.K., this agreement does not cover financial services. The parties have committed to enter into a Memorandum of Understanding covering financial services by March 2021. The following addresses the current impact to our insurers and reinsurers as a result of the U.K.'s withdrawal from the E.U.
Insurance

AXIS Specialty Europe established its branch in the U.K. pursuant to the right to Freedom of Establishment under E.U. law. As it was anticipated that AXIS Specialty Europe would lose its authorization to conduct business in the U.K. as a result of the U.K.'s exit from the E.U., an application for authorization of a third country branch was submitted to the PRA in 2018. As this application is still pending, AXIS Specialty Europe entered into the TPR to obtain temporary authorization. Under the TPR, AXIS Specialty Europe has authority to operate as a third country branch in the U.K. and is fully regulated by the PRA and FCA. As a result, AXS Specialty Europe's operations in the U.K. have been able to continue without interruption.

In preparation for Brexit, Lloyd’s established Lloyd's Insurance Company S.A in Brussels ("Lloyd’s Brussels") to retain access to the EEA markets and transferred all EEA risks to Lloyd’s Brussels. Lloyd's Brussels has been approved by the National Bank of Belgium ("NBB") and the Belgian conduct regulator, the Financial Services and Markets Authority ("Belgian FSMA") with authorization to write non-life insurance risks throughout the EEA. Effective with Brexit, all EEA risks are written by Lloyd’s Brussels. AXIS Managing Agency Ltd. has retained its access to the EEA markets through Lloyd's Brussels.

In January 2021, Lloyd’s Brussels updated Lloyd’s managing agents on its ongoing discussions with Lloyd’s, NBB and the Belgian FSMA regarding Lloyd’s Brussels’ operating model and the activities performed on behalf of Lloyd’s Brussels by Lloyd’s managing agents. We continue to monitor these discussions and are prepared to address any required changes to our operating model in the U.K. or the EEA.
Reinsurance
AXIS Managing Agency Ltd. remains able to conduct non-life facultative, proportional and excess of loss reinsurance throughout the EEA via Lloyd’s Brussels. The E.U. has not yet granted equivalence to the U.K. under Solvency II, however the review is ongoing and a decision is expected in the coming months.
AXIS Re SE currently transacts reinsurance business in the EEA pursuant to European law. In November 2020, the U.K. granted equivalence under Solvency II to EEA supervised reinsurers, including AXIS Re SE, allowing such reinsurers to continue operations without interruption.
Switzerland
AXIS Re SE's branch in Zurich, Switzerland trades as AXIS Re Europe and is registered in Zurich as AXIS Re SE, Dublin (Zurich branch). The CBI remains responsible for the prudential supervision of the branch. The Swiss Financial Market Supervisory Authority does not impose additional regulation upon a Swiss branch of an EEA reinsurer.
AXIS Managing Agency Ltd. is eligible to use Lloyd's licenses to write all classes of insurance business, except life, sickness and legal expenses, and is authorized to write all classes of reinsurance business in Switzerland.
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
AXIS Managing Agency Ltd. is eligible to use Lloyd's licenses to write insurance from Singapore with the exception of certain compulsory classes and life business. Singapore business may also be written from outside Singapore in certain circumstances where it is placed with a Singapore intermediary licensed by the MAS to place business at Lloyd's or by dealing directly with the insured.
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
AXIS Managing Agency Ltd. is eligible to use Lloyd's licenses subject to the laws and regulations of each of the provinces and territories in which it is licensed and to write insurance in or from Canada, with the following exceptions: hail insurance in respect of crop in the province of Quebec; home warranty insurance in the province of British Columbia; life insurance; credit protection insurance; title insurance; surety; and mortgage default insurance. Syndicate 1686, through Lloyd's, is authorized to write reinsurance in or from Canada subject to certain restrictions relating to life reinsurance.

Belgium
AXIS Specialty Europe conducts insurance from its Belgium branch, AXIS Specialty Europe SE (Belgium Branch), which is subject to CBI prudential supervision and limited regulation by the NBB.
AXIS Specialty Europe also has permission to write insurance and reinsurance on a Freedom of Services basis in Belgium.
AXIS Re SE has permission to write reinsurance on a Freedom of Services basis in Belgium.
AXIS Managing Agency Ltd. is eligible to write insurance (except permanent health) and reinsurance business in Belgium through Lloyd's Brussels (see "Regulatory Impact Due to Brexit" above).
Netherlands
AXIS Specialty Europe conducts insurance from its Netherlands branch, AXIS Specialty Europe SE (Netherlands Branch), which is subject to CBI prudential supervision and limited regulation by the Dutch National Bank.
AXIS Specialty Europe has permission to write insurance and reinsurance on a Freedom of Services basis in the Netherlands.
AXIS Re SE has permission to write reinsurance on a Freedom of Services basis in the Netherlands.
AXIS Managing Agency Ltd. is eligible to write insurance (except permanent health) and reinsurance business in the Netherlands through Lloyd's Brussels (see "Regulatory Impact Due to Brexit" above).
Dubai
AXIS Reinsurance (DIFC) Limited was granted a prudential Category 4 license by the Dubai Financial Services Authority in December 2017 and operated as an intermediary under binding authority granted by the Board of Directors of AXIS Re SE to underwrite accident and health reinsurance. In December 2020, AXIS Reinsurance (DIFC) Limited surrendered its license and is currently in liquidation proceedings.
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

HUMAN CAPITAL MANAGEMENT

As a company, AXIS Capital’s mission is not only to deliver outstanding financial results, but also to help our clients, brokers and partners navigate the challenges of a volatile world. We believe our employees distinguish us from our competitors and are critical to our success as an insurance and reinsurance company that leads with purpose. Our workforce’s strength is grounded in our One AXIS culture, which celebrates collaboration, diversity and integrity, as well as relentless execution, continuous learning, adapting and improving. We recognize that our strength lies in our people, and therefore, one of our core strategies is to invest in and support our employees, including the following areas of focus:

Health, Safety and Wellness

We are committed to the health, safety and wellness of our workforce. In response to the ongoing COVID-19 pandemic, most of our employees have worked remotely since March 2020, and we suspended all nonessential business travel. We provided employees with an office and technology stipend to assist with the transition to working from home and have developed educational tools and materials focused on the well-being of our employees, including remote working best practices, leadership of virtual teams and managing stress while working from home. We also offered flexible work schedules, added half-day well-being days and allowed flexibility with paid time off and sick leave policies for employees directly impacted by COVID-19. We are carefully reviewing and monitoring health information and shelter-in-place orders in the regions in which we operate, and we have reopened certain of our offices only on an optional and limited basis and in accordance with the rules and regulations of the applicable jurisdiction. Our Board of Directors is focused on our response to the COVID-19 pandemic, receiving regular updates on the health and safety of employees, protocols to address actual or suspected COVID-19 exposures or cases and the status of any return to work decisions.

Diversity, Equity and Inclusion

We see diversity, equity and inclusion as a strategic imperative that is core to our business and our culture. We believe that encouraging a wide range of experiences, backgrounds and perspectives and ensuring equal treatment for all makes AXIS a more rewarding place to work, enables us to attract talented teammates, enriches our perspectives and makes us stronger as a global organization. Below are strategies and initiatives enacted in 2020 to further the advancement of our diverse, equitable and inclusive culture:

•Diversity & Inclusion Council: We established a Diversity & Inclusion Council comprised of global employees representing a full spectrum of experiences and viewpoints. The Council was established to ensure that employees with diverse perspectives and backgrounds can share their thoughts, ideas and recommendations. The Council is supported by an ancillary group of D&I Advocates who actively engage and promote the work of the Council.

•Educational Initiatives: AXIS is committed to diversity, equity and inclusion educational initiatives and offers them through varying mediums. Initiatives included:
◦Mandatory unconscious bias training for all employees;
◦Monthly "knowledge tests" on various diversity, equity and inclusion topics for all employees;
◦Informational toolkits serving as quick reference guides; and
◦The establishment of an anti-racism resource center.
The year was highlighted by a global forum on racial justice and equality with an external moderator and panel of AXIS colleagues.

•Recruitment: We continued to broaden our recruiting strategies to identify, source and develop a diverse pipeline of candidates. Initiatives included:
◦Establishing and enhancing existing relationships with diverse universities and external professional organizations;
◦Participating in diverse apprenticeship programs in Bermuda, London and the U.S.;
◦Further building out our internship program with strong diverse representation;
◦Providing recruitment training and manager coaching with a focus on enhancing managers’ effectiveness at recruiting diverse candidates; and
◦Ensuring management succession plans have diverse representation.

•Advocacy: AXIS participated in the Lloyd's Dive In festival, a festival for diversity and inclusion in the insurance sector, by sponsoring and participating in local committees in Atlanta, Bermuda, London, New York and Zurich.

•Tracking: We established quarterly measurement of diverse hiring, turnover, promotions, succession planning and candidate slates. In support of this work, we measure gender pay gap semi-annually and conduct annual pay audits. We also continued to partner with a human capital analytics firm that advises companies with respect to diversity, equity and inclusion metrics to help us set, track and consistently improve our diversity, equity and inclusion.

•Disclosure: We believe transparency will play a critical role in driving action by shining light on the areas where we can increase underrepresented populations in our workforce. In 2020, AXIS participated in the Bloomberg Gender Equality Index (the "GEI"), an index of public companies committed to disclosing their efforts to achieve gender equality, to build greater parity between genders within our organization. This participation, in turn, earned AXIS inclusion in the 2021 GEI.

Talent Development

At AXIS, investing in our people is a top priority. We provide our employees with a variety of professional development resources to help them achieve their career goals. Some of our 2020 initiatives in furtherance of this goal are described below:

•Career Mobility Within the Organization: In 2020, 20% of our open positions were filled by internal candidates.

•AXIS Academy: We provide our employees access to AXIS Academy, which serves as our learning and development hub and reflects our commitment to continuing education. AXIS Academy includes over 5,000 online training courses.

•Professional Development: We also offer financial assistance for external professional development opportunities and tuition reimbursement for certain part-time business-related degree programs.

•Early Careers Program: Our Early Careers Program aims to build a strong pipeline of early career talent through our internship and development programs.

•AXIS Careers: We created AXIS Careers to ensure our people feel empowered to "own their careers" – offering a comprehensive suite of professional development tools, resources and training modules to help navigate career experiences and upskilling across our global organization. This includes leadership development, mentoring, and job secondments, shadows and swaps.

Employee Engagement

We understand that employee engagement leads to a more satisfying and fulfilling workplace and motivates employees to do their best work. Our employee engagement initiatives include: (i) AXIS Applause (our global recognition program to recognize the contributions of other AXIS members), (ii) community building events for AXIS employees and their families and (iii) our employee-led charitable giving program which helps our employees give back to their communities.

During 2020, we conducted an enterprise-wide engagement survey, measuring engagement and inclusion. Managers and teams reflected on the survey results and developed enterprise-wide and local action plans to address areas identified for growth.

Compensation and Benefits

To attract and retain our industry’s top talent, we offer employees a total rewards program that is designed to incentivize exceptional performance and deliver equal pay for equal work. Our compensation packages align with our pay-for-performance philosophy and are assessed on an annual basis through year-end performance reviews. Our packages are also regularly benchmarked against similarly sized insurance, reinsurance and financial services companies in each of our talent markets. Compensation components include market competitive salaries and short-term annual incentive programs (i.e., bonus payments) and, for senior level employees, long-term incentives such as equity grants. Our comprehensive benefits packages include medical plans for employees and their families, flexible spending accounts, retirement savings plans with employer contributions and work-life benefits, including parental leave policies, flexible work arrangements for eligible employees and charitable matching programs.

Succession Planning

We have a robust talent and succession planning process. On an annual basis, management conducts a talent and succession plan for each member of our Executive Committee and their direct reports, focusing on high performing and high potential talent, diverse talent, and the succession plan for each position. On an annual basis, our Board of Directors receives a comprehensive succession plan for each member of our Executive Committee. In light of the COVID-19 pandemic, in 2020, the Compensation Committee also received a report on the emergency succession plan for the Executive Committee.

Employees

At December 31, 2020, we had 1,921 employees. During fiscal year 2020, the number of employees increased by approximately 17%, primarily due to increases in our Business Technology Solutions team in our newly opened Halifax, Nova Scotia office. During fiscal 2020, our voluntary turnover rate was approximately 8%.

Below is an approximate summary of our employees by region at December 31, 2020:

Employees

North America	1,212
Europe, Middle East and Africa	677
Asia Pacific	32
Total employees	1,921

At December 31, 2020, our global employees had approximately the following gender demographics:

	Women	Men

Total employees(1)	43%	55%

(1)2% of employees did not identify.

At December 31, 2020, our U.S. employees had approximately the following racial and ethnic demographics:

All U.S. Employees(2)(3)

Black / African American	14%
Asian	10%
Hispanic / Latinx	4%
White	59%
Multiracial, Native American and Pacific Islander	2%

(2)This information is presented for U.S. employees only. We continue to gather global demographic information to demonstrate our racial and ethnic diversity.
(3)11% of employees did not identify.

INFORMATION SECURITY

Information security is one of our highest priorities. Our information security ecosystem is designed to evolve with the changing security threat environment through ongoing assessment and measurement. We use commercial and proprietary security monitoring technologies and techniques to continuously monitor and respond to cyber threats. We also regularly engage independent third-party security auditors to test our systems and controls against relevant security standards and regulations.

Our employees and contractors are required to comply with our IT End User policy and certify their compliance annually. Information security awareness training is mandatory for all new hires and for existing employees and contractors on a regular basis.

Our Board of Directors, along with the Risk Committee and Audit Committee of the Board of Directors, oversee our information security program. In 2020, our Board of Directors received periodic updates throughout the year on cybersecurity matters, and these updates are part of the Board of Directors' standing agenda.

AVAILABLE INFORMATION

Our Internet website address is www.axiscapital.com. Information contained in our website is not part of this report.
We make available free of charge, through our internet website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Current copies of the charter for each of our Audit Committee, Corporate Governance and Nominating Committee, Compensation Committee, Finance Committee, Executive Committee and Risk Committee, as well as our Corporate Governance Guidelines and Code of Business Conduct, are available on our internet website at www.axiscapital.com.

RISK AND CAPITAL MANAGEMENT

Risk Management Framework – Overview
Mission and Objectives
The mission of Enterprise Risk Management ("ERM") at the Company is to promptly identify, assess, manage, monitor and report risks that affect the achievement of our strategic, operational and financial objectives. The key objectives of our risk management framework are to:

•Protect our capital base and earnings by monitoring our risks against our stated risk appetite and limits;
•Promote a sound risk management culture through disciplined and informed risk taking;
•Enhance value creation and contribute to an optimal risk-return profile by providing the basis for efficient capital deployment;
•Support our group-wide decision-making process by providing reliable and timely risk information; and
•Safeguard our reputation.
The risk management framework applies to all lines of business and corporate functions across our insurance and reinsurance segments.
Risk Governance
At the heart of our risk management framework is a governance process with responsibilities for identifying, assessing, managing, monitoring and reporting risks. We articulate roles and responsibilities for risk management throughout the organization, from the Board of Directors and the Chief Executive Officer to our business and corporate functions, thus embedding risk management throughout the Company (refer to 'Risk Governance and Risk Management Organization' below).
To support our governance process, we rely on our documented policies and procedures. Our risk policies are a formal set of documents we use to specify our approach and risk mitigation/control philosophy for managing individual and aggregate risks. We also have procedures to approve exceptions and procedures for referring risk issues to senior management and the Board of Directors. Our qualitative and quantitative risk reporting framework provides transparency and early warning indicators to senior management with regard to our overall risk profile, adherence to risk appetite and limits and improvement actions at an operating entity and Group level.
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
As well as being used to measure internal risk capital (refer to 'Capital Management' below), our internal capital model is used as a tool in managing our business, planning capital allocations, portfolio monitoring, reinsurance and retrocession (collectively referred to as "reinsurance") purchasing and investment asset allocations.
Our internal capital model is an integral part of the business planning process which provides an assessment as to whether our prospective business and investment strategies are in line with our defined risk appetite and objectives at the group and operating entity level. The model also provides a basis for optimizing our risk-return profile by providing consistent risk measurement across the Group. The model outputs are reviewed and supplemented with management’s judgment and business experience and expertise.
Risk Diversification
As a global insurer and reinsurer with a wide product offering across different businesses, diversification is a key component of our business model and risk framework. Diversification enhances our ability to manage our risks by limiting the impact of a single event and contributing to relatively stable long-term results and our general risk profile. The degree to which the diversification effect can be realized depends not only on the correlation between risks but also the level of relative concentration of those risks. Therefore, our aim is to maintain a balanced risk profile without any disproportionately large risks. Our internal capital model considers the level of correlation and diversification between individual risks and we measure concentration risk consistently across our business in terms of pre/post diversified internal risk capital requirements.
Risk Appetite and Limit Framework
Our integrated risk management framework considers material risks that arise from our operations. Large risks that might accumulate and have the potential to produce substantial losses are subject to our group-wide risk appetite and limit framework. Our risk appetite, as authorized by the Board of Directors, represents the amount of risk that we are willing to accept within the constraints imposed by our capital resources as well as the expectations of our stakeholders as to the type of risks we hold within our business. At an annual aggregated level, we also monitor and manage the potential financial loss from the accumulation of risk exposure in any one year.
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
Risk Governance and Risk Management Organization
The key elements of our governance framework, as it relates specifically to risk management, are described below:
Board of Directors’ Level

The Risk Committee of the Board of Directors ("Risk Committee") assists the directors in overseeing the integrity and effectiveness of our ERM framework and ensuring that our risk assumption and risk mitigation activities are consistent with that framework. The Risk Committee reviews, approves and monitors our overall risk strategy, risk appetite and key risk limits and receives regular reports from the Group Risk Management function ("Group Risk") to ensure any significant risk issues are being addressed by management. The Risk Committee further reviews, with management and Internal Audit, the Group’s general policies and procedures and satisfies itself that effective systems of risk management and controls are established and maintained. Among its other responsibilities, the Risk Committee also reviews and approves our annual Own

Risk and Solvency Assessment ("ORSA") report. The Risk Committee assesses the independence and objectivity of our Group Risk function, approves its terms of reference and reviews its ongoing activities.

Following a recommendation by the Chief Executive Officer, the Risk Committee also conducts a review and provides a recommendation to the Board of Directors regarding the appointment and/or removal of the Chief Risk Officer. The Risk Committee meets with the Chief Risk Officer in separate executive sessions on a regular basis.
The Finance Committee of the Board of Directors oversees the Group’s investment of funds and adequacy of financing facilities. This includes approval of the Group’s strategic asset allocation plan. The Audit Committee of the Board of Directors, which is supported Internal Audit, is responsible for overseeing internal controls and compliance procedures, and also reviews with management and the Chairman of the Risk Committee, the Group’s policies regarding risk assessment and risk management.
Group Executive Level
The Executive Committee formulates our business objectives and risk strategy within the overall risk appetite set by the Board of Directors. It allocates capital resources and sets limits across the Group, with the objective of balancing return and risk. While the Executive Committee is responsible overall for risk management, it has delegated some authority to the executive level Risk Management Committee ("RMC") consisting of the Chief Executive Officer, Chief Financial Officer, Chief Strategy Officer, Head of Group Underwriting, Chief Executive Officers of each segment, Chief Risk Officer, Group Chief Actuary and General Counsel & Corporate Secretary.

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
Management Committees
•The Business Council oversees underwriting strategy and performance, establishes return targets and manages risk/exposure constraints across each line of business, consistent with the Company’s strategic goals.
•The Product Board for each major line of business aims to develop a coherent strategy for portfolio management, set underwriting guidelines and risk appetite and leverage expertise across the multiple geographies where we operate. The Product Boards also oversee exposure management frameworks and view of risk.
•The Investment & Finance Committee oversees the Group’s investment activities which includes monitoring market risks, the performance of our investment managers and the Group’s asset-liability management, liquidity positions and investment policies and guidelines. The Investment & Finance Committee also prepares the Group’s strategic asset allocation and presents it to the Finance Committee of the Board of Directors for approval.
•The Capital Management Committee oversees the integrity and effectiveness of the Company’s capital management policy, including the capital management policies of the Company’s legal entities and branches, and oversees the availability of capital within the Group.
•The Group Reserving Committee ensures appropriate oversight and challenge of the Group and Segment loss reserves.
RMC Sub-Committees
•The Natural Catastrophe Committee oversees the Group's natural catastrophe risk management framework, including the validation of modeling and accumulation practices.
•The Non-Natural Catastrophe Committee oversees the Group's non-natural catastrophe risk management framework, including the validation of modeling and accumulation practices.
•The Reinsurance Security Committee ("RSC") sets out the financial security requirements of our reinsurance counterparties and approves our counterparties, as needed.
•The Internal Model Committee oversees the Group's internal model framework, including the key model assumptions, methodology and validation framework.

•The Operational Risk Committee oversees the Group's operational risk framework for identifying, assessing, managing, monitoring and reporting of operational risk and facilitates the embedding of effective operational risk management practices throughout the Group.
•The Emerging Risks Working Group oversees the processes for identifying, assessing, managing, monitoring and reporting current and potential emerging risks.
•The Climate Change Working Group focuses specifically on climate-related risks and oversees the implementation of our climate risk management framework.
Group Risk Management Organization
As a general principle, management in each of our lines of business, segments and corporate functions is responsible in the first instance for the risks and returns of its decisions. Management is the 'owner' of risk management processes and is responsible for managing our business within defined risk limits.
The Chief Risk Officer reports to the Chief Financial Officer and the Chairman of the Risk Committee, leads our independent Group Risk function, and is responsible for oversight and implementation of the Group's ERM framework, as well as providing guidance and support for risk management practices. Group Risk is responsible for developing methods and processes for identifying, assessing, managing, monitoring and reporting risk. This forms the basis for informing the Risk Committee and RMC of the Group’s risk profile. Group Risk develops our risk management framework and oversees the adherence to this framework at the Group and operating entity level. Our Chief Risk Officer regularly reports risk matters to the Chief Financial Officer, Executive Committee, RMC and the Risk Committee.
Internal Audit, an independent, objective function, reports to the Audit Committee of the Board of Directors on the effectiveness of our risk management framework. This includes assurance that key business risks have been adequately identified and managed appropriately and that our system of internal control is operating effectively. Internal Audit also provides independent assurance around the validation of our internal capital model and coordinates risk-based audits, compliance reviews and other specific initiatives to evaluate and address risk within targeted areas of our business.
Our risk governance structure is further complemented by our legal team which seeks to mitigate legal and regulatory compliance risks with support from other teams. This includes ensuring that significant developments in law and regulation are observed and that we react appropriately to impending legislative and regulatory changes and applicable court rulings.
Risk Landscape
Our risk landscape comprises strategic, insurance, credit, market, operational and liquidity risks that arise as a result of doing business. We provide definitions of these risk categories as well as descriptions of management of these risks below. Across these risk categories, we identify and evaluate emerging threats and opportunities through a framework that includes the assessment of potential surprise factors that could affect exposures.
Our risk landscape is reviewed on a regular basis to ensure that it remains up-to-date based on the evolving risk profile of the Company. In addition, we undertake ongoing risk assessments across all enterprise risks, the output of which is captured in our risk register which is reviewed and reported through our governance structure.
Insurance Risk
Insurance risk is the inherent uncertainty as to the occurrence, amount and timing of insurance and reinsurance liabilities transferred to us through the underwriting process.
Since our inception in 2001, we have expanded our international presence, with underwriting offices in Bermuda, the U.S., Europe, Singapore and Canada. Our disciplined underwriting approach coupled with a peer review process has enabled us to manage this growth in a controlled and consistent manner.
A key component of the Group's underwriting risk governance is our peer review processes which allow for a collaborative review of risk and pricing and ensures that underwriting is within established guidelines and procedures. Underwriting guidelines are in place to provide a framework for consistent pricing and risk analysis and ensuring alignment to the Group's risk appetite. Limits are set on underwriting capacity, and cascade authority to individuals based on their specific roles and expertise.

We also have significant audit coverage across our lines of business, including Management Initiated Audits ("MIAs"). MIAs are audits of underwriting and claims files performed by teams independent of those who originated the transactions, the purpose of which is to test the robustness of our underwriting and claims processes and to recognize any early indicators of future trends in our operational risk environment.
Reinsurance Purchasing
Another key component of our mitigation of insurance risk is the purchase of reinsurance to protect our short and long tail lines of business on a treaty (covering a portfolio of risks) and facultative (single risk) basis.
For treaty reinsurance, we purchase proportional and non-proportional cover. Under proportional reinsurance, we cede an agreed percentage of the premiums and the losses and loss expenses on the policies we underwrite. We primarily use proportional reinsurance on our liability, professional lines and cyber portfolios, as well as on select property portfolios, where we protect against higher loss frequency rather than specific events. We also purchase proportional reinsurance on our assumed property catastrophe reinsurance portfolio, casualty, and credit and surety portfolios, which includes cessions to our Strategic Capital Partners. In addition, we use non-proportional reinsurance, whereby losses up to a certain amount (i.e. our retention) are borne by us. By using non-proportional reinsurance, we can limit our liability with a retention, which reflects our willingness and ability to bear risk, and is therefore in line with our risk appetite. We primarily purchase the following forms of non-proportional reinsurance:

•Excess of loss per risk – the reinsurer indemnifies us for loss amounts of all individual policies effected, defined in the treaty terms and conditions. Per risk treaties are an effective means of risk mitigation against large single losses (e.g. a large fire claim).

•Catastrophe excess of loss – provides aggregate loss cover for our insurance portfolio against the accumulation of losses incurred from a single event (e.g. windstorm).

We have a centralized risk funding department, which coordinates external treaty reinsurance purchasing across the Group and is overseen by our Reinsurance Purchasing Group ("RPG"). The RPG, which includes, among others, our Chief Executive Officer, Chief Financial Officer, Chief Risk Officer, Head of Group Underwriting and representatives from the business leadership team, approves each treaty placement, and aims to ensure that appropriate diversification exists within our RSC approved counterparty panels.
Facultative reinsurance is case by case risk transfer. In certain circumstances, we use facultative reinsurance to complement treaty reinsurance by covering additional risks above and beyond what is already covered by treaties. Facultative reinsurance is monitored by the risk funding team.
Natural Peril Catastrophe Risk
Natural catastrophes such as hurricanes, windstorms, earthquakes, floods, tornados, hail and fire represent a challenge for risk management due to their accumulation potential and occurrence volatility. In managing natural catastrophe risk, our internal risk limit framework aims to limit the loss of capital due to a single event and the loss of capital that would occur from multiple (but perhaps smaller events) in any year. Within this framework, we have an established risk limit for single event, single zone probable maximum loss ("PML") within defined zones and at various return periods. For example, at the 1-in-250-year return period, we are not willing to expose more than 20% of common equity to a single event within a single zone.

The table below shows our mean PML to a single natural peril catastrophe event within certain defined single zones which correspond to peak industry catastrophe exposures at January 1, 2021 and 2020:

At January 1, (in millions of U.S. dollars)		2021			2020
Single zone/single event	Perils	50 Year Return Period	100 Year Return Period	250 Year Return Period	50 Year Return Period	100 Year Return Period	250 Year Return Period

Southeast	U.S. Hurricane	$286	$408	$625	$262	$310	$428
Northeast	U.S. Hurricane	42	115	262	53	145	236
Mid-Atlantic	U.S. Hurricane	90	263	520	120	214	349
Gulf of Mexico	U.S. Hurricane	175	263	431	202	249	283
California	Earthquake	193	396	504	176	249	292
Europe	Windstorm	136	182	240	195	238	316
Japan	Earthquake	103	179	336	138	247	414
Japan	Windstorm	113	186	220	114	195	256

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
Our PMLs take into account the fact that an event may trigger claims in a number of lines of business. For instance, our U.S. hurricane modeling includes the estimated pre-tax impact to our financial results arising from our catastrophe, property, engineering, energy, marine and aviation lines of business. Our PMLs include assumptions regarding the location, size and magnitude of an event, the frequency of events, the construction type and a property’s susceptibility to damage and the cost of rebuilding the property. Loss estimates for non-U.S. zones will be subject to foreign exchange rates, although we may mitigate this currency variability from a book value perspective.
As indicated in the table above, our modeled single occurrence 1-in-100-year return period PML for a Southeast U.S. hurricane, net of reinsurance, is approximately $0.4 billion. According to our modeling, there is a one percent chance that on an annual basis losses incurred from a Southeast hurricane event could be in excess of $0.4 billion. Conversely, there is a 99% chance that on an annual basis the loss from a Southeast hurricane will fall below $0.4 billion.
We have developed our PML estimates by combining judgment and experience with the outputs from the catastrophe model, commercially available from AIR Worldwide ("AIR"), which we also use for pricing catastrophe risk. This model covers the major peril regions where we face potential exposure. Additionally, we have included our estimate of non-modeled perils and other factors which we believe provides us with a more complete view of catastrophe risk.
Our PML estimates are based on assumptions that are inherently subject to significant uncertainties and contingencies. These uncertainties and contingencies can affect actual losses and could cause actual losses to differ materially from those expressed above. We aim to reduce the potential for model error in a number of ways, the most important of which is by ensuring that management’s judgment supplements the model outputs. We also perform ongoing model validation at the line of business and at a group level including through our catastrophe model validation team. These validation procedures include sensitivity testing of models to understand their key variables and, where possible, backtesting the model outputs to actual results.
Estimated net losses from peak zone catastrophes may change from period to period as a result of several factors, which include but are not limited to, updates to vendor catastrophe models, changes to our internal modeling, changes in our underwriting portfolios, changes to our reinsurance purchasing strategy and changes in foreign exchange rates.

Man-Made Catastrophe Risk
Consistent with our management of natural peril catastrophe exposures, we take a similarly focused and analytical approach to the management of man-made catastrophes. Man-made catastrophes, which include such risks as train collisions, airplane crashes or terrorism, are harder to model in terms of assumptions regarding intensity and frequency. For these risks we couple the vendor models (where available) with our bespoke modeling and underwriting judgment and expertise. This allows us to take advantage of business opportunities related to man-made catastrophe exposures particularly where we can measure and limit the risk sufficiently as well as obtain risk-adequate pricing.
As an example of our approach, our assessment of terrorism risk is based on a mixture of qualitative and quantitative data (e.g. for estimating property damage, business interruption, mortality and morbidity subsequent to an attack of a predefined magnitude), which we use to limit and manage our aggregate terrorism exposure. We use commercially available vendor modeling and bespoke modeling tools to measure accumulations around potential terrorism accumulation zones on a deterministic and probabilistic basis. We supplement the results of our modeling with underwriting judgment.
Reserving Risk
The estimation of loss reserves is subject to uncertainty as the settlement of claims that arise before the balance sheet date is dependent on future events and developments. There are many factors that would cause loss reserves to increase or decrease, which include, but are not limited to emerging claims and coverage issues, changes in the legislative, regulatory, social and economic environment and unexpected changes in loss inflation. The estimation of loss reserves could also be adversely affected by the failure of our loss limitation strategy and/or the failure of models used to support key decisions.
We calculate reserves for losses and loss expenses ("loss reserves") in accordance with actuarial best practice based on substantiated methodologies and assumptions. In addition, we have well established processes in place for determining loss reserves, which we ensure are consistently applied. Our loss reserving process demands data quality and reliability and requires a quantitative and qualitative review of overall reserves and individual large claims. Within a structured control framework, claims information is communicated on a regular basis throughout our organization, including to senior management, to provide an increased awareness of losses that have occurred throughout the insurance markets. The detailed and analytical reserving approach that follows is designed to absorb and understand the latest information on reported and unreported claims, to recognize the resultant exposure as quickly as possible, and to record appropriate loss reserves in our consolidated financial statements.
Reserving for long-tail lines of business represents a significant component of reserving risk. When loss trends prove to be higher than those underlying our reserving assumptions, the risk is greater because of a stacking-up effect: loss reserves recorded in our consolidated financial statements cover claims arising from several years of underwriting activity and these reserves are likely to be adversely affected by unfavorable loss trends. We manage and mitigate reserving risk on long-tail business in a variety of ways. First, the long-tail business we write is part of a well-balanced and diversified global portfolio of business. In 2020, long-tail net premiums written (namely liability and motor business) represented 23% of total net premiums written and long-tail net loss reserves represented 35% of total net loss reserves. We also purchase reinsurance on liability business to manage our net positions. Second, we follow a disciplined underwriting process that utilizes available information, including industry trends.
Another significant component of reserving risk relates to the estimation of losses in the aftermath of a major catastrophe event. Refer to Item 7 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Reserves for Losses and Loss Expenses' for further details.
Claims Handling Risk
In accepting risk, we are committing to the payment of claims and therefore these risks must be understood and controlled. We have claims teams embedded in our main lines of business. Our claim teams include a diverse group of experienced professionals, including claims adjusters and attorneys. We also use approved external service providers, such as independent adjusters and appraisers, surveyors, accountants, investigators and specialist attorneys, as appropriate.
We maintain claims handling guidelines which include details on claims reporting controls and claims reporting escalation procedures in all our claims teams. Large claims matters are reviewed during weekly claims meetings. The minutes from each meeting are circulated to our underwriters, senior management and others involved in the reserving process. To maintain communication between underwriting and claims teams, claims personnel regularly report at underwriting meetings and frequently attend client meetings.

We foster a strong culture of review among our claims teams. This includes MIAs, whereby senior claims handlers audit a sample of claim files. The process is designed to ensure consistency between the claims teams and to develop group-wide best practices.
When we receive notice of a claim, regardless of size, it is recorded in our claims and underwriting systems. In addition, we have developed a standard format and procedure to produce "flash reports" for significant events and potential losses, regardless of whether we have exposure. Our process for flash reporting allows a direct notification to be communicated to underwriters and senior management worldwide. Similarly, for natural peril catastrophes, we have developed a catastrophe database, along with catastrophe coding in certain systems, that allows for the gathering, analyzing and reporting of loss information as it develops from early modeled results to fully adjusted and paid losses.
Strategic Risk
Strategic risks affect or are created by an organization’s business strategy and strategic objectives. Our review of strategic risk evaluates not only internal and external challenges that might cause our chosen strategy to fail but also evaluates major risks that could affect our long-term performance and position. We believe it is imperative that we consider the business risks associated with, and mitigated by, each strategy. We also view strategic risk not only as the negative impact of risk but also the sub-optimization of gain. Fundamentally, we believe that we are set up for success if we analyze both value protection and value creation.
A strategy function was formed as part of our enterprise-wide transformation to ensure that the prioritization and coordination of enterprise-wide resources is done efficiently and effectively to drive targeted strategic outcomes. On no less than a quarterly basis, the Executive Committee meets and receives holistic information about execution against strategy and makes decisions to adjust and/or advance strategy. In addition, strategies employed throughout our business in support of the broader enterprise strategy are reviewed in the context of a broader governance structure by the Business Council and business leadership, and are ultimately approved by the Board of Directors.
Market Risk
Market risk is the risk that our financial instruments may be negatively impacted by movements in financial market prices or rates such as equity prices, interest rates, credit spreads and foreign exchange rates. Fluctuations in market prices or rates primarily affect our investment portfolio.
Through asset and liability management, we aim to ensure that market risks influence the economic value of our investments and our loss reserves and other liabilities in the same way, thus mitigating the effect of market fluctuations. For example, we reflect important features of our liabilities, such as maturity patterns and currency structures, on the assets side of the balance sheet by acquiring investments with similar characteristics.
We supplement our asset-liability management with various internal policies and limits. As part of our strategic asset allocation process, different asset strategies are simulated and stressed in order to evaluate the ‘optimal’ portfolio (given return objectives and risk constraints). Our investments team manages asset classes to control aggregation of risk and provide a consistent approach to constructing portfolios and the selection process of external asset managers. We have limits on the concentration of investments by single issuers and certain asset classes, and we limit the level of illiquid investments (refer to 'Liquidity Risk' below). Further, our investment guidelines do not permit the use of leverage in any of our fixed maturity portfolios.
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
We mitigate foreign currency risk by seeking to match our estimated insurance and reinsurance liabilities payable in foreign currencies with assets, including cash and investments that are denominated in the same currencies. Where necessary, we use derivative financial instruments for economic hedging purposes. For example, in certain circumstances, we use forward contracts and currency options to economically hedge portions of our un-matched foreign currency exposures.
Liquidity Risk
Liquidity risk is the risk that we may not have sufficient financial resources to meet our obligations when they are due, or would have to incur excessive costs to do so. As an insurer and reinsurer, our core business generates liquidity primarily through premiums, investment income and the maturity/sale of investments. Our exposure to liquidity risk stems mainly from the need to cover potential extreme loss events and regulatory constraints that limit the flow of funds within the Group. To manage these risks, we have a range of liquidity policies and procedures in place:
•We maintain cash and cash equivalents and a high quality, liquid investment portfolio to meet expected outflows, as well as those that could result from a range of potential stress events. We place limits on the maximum percentage of cash and investments which may be in an illiquid form as well as on the minimum percentage of unrestricted cash and liquid investment grade fixed income securities.
•We maintain committed borrowing facilities, as well as access to diverse funding sources to cover contingencies. Funding sources include asset sales, external debt issuances and lines of credit.
Credit Risk
Credit risk represents the risk of incurring financial loss due to the diminished creditworthiness (reduced financial strength and, ultimately, possibly default) of our third-party counterparties. We distinguish between: various forms of credit exposure; the risk of issuer default from instruments in which we invest, such as corporate bonds; counterparty exposure in a direct contractual relationship, such as reinsurance; the credit risk related to our premium receivables, including those from brokers and other intermediaries; and the risk we assume through our insurance contracts, such as our credit and political risk and credit and surety lines of business.
Credit Risk Aggregation
We monitor and manage the aggregation of credit risk on a group-wide basis, allowing us to consider exposure management strategies for individual companies, countries, regions, sectors and any other relevant inter-dependencies. Our credit exposures are aggregated based on the origin of risk. Credit risk aggregation is managed through minimizing overlaps in underwriting, financing and investing activities. As part of our credit aggregation framework, we assign aggregate credit limits by country and by single counterparty (or parent of affiliated counterparties). These limits are based and adjusted on a variety of factors including the prevailing economic environment and the nature of the underlying credit exposures.
Our credit aggregation measurement and reporting process is facilitated by our credit risk exposure database, which contains relevant information on counterparty details and credit risk exposures. The database is accessible by management throughout the Group, thus providing transparency to allow for the implementation of active exposure management strategies. We also license third-party tools to provide credit risk assessments. We monitor all our credit aggregations and, where appropriate, adjust our internal risk limits and/or take specific actions to reduce our risk exposures
Credit Risk Relating to Cash and Investments
In order to mitigate concentration and operational risks related to cash and cash equivalents, we limit the maximum amount of cash that can be deposited with a single counterparty and additionally limit acceptable counterparties based on current rating, outlook and other relevant factors.
Our fixed maturity investment portfolio, which represents approximately $12 billion or 47% of our total assets, is exposed to potential losses arising from the diminished creditworthiness of issuers of bonds as well as third-party counterparties such as custodians. Our investment portfolio is managed by external investment managers in accordance with its investment guidelines. We limit such credit risk through diversification, issuer exposure limits graded by ratings and, with respect to custodians, contractual and other legal remedies. Excluding U.S. government and agency securities, we limit our concentration of credit risk to any single corporate issuer to 2% or less of our investment grade fixed maturities portfolio for securities rated A- or above and 1% or less of our investment grade fixed maturities portfolio for securities rated below A-.
Credit Risk Relating to Reinsurance Recoverable Assets
We are exposed to the credit risk of a reinsurer failing to meet its obligations under our reinsurance contracts. To help mitigate this, our purchases of reinsurance is subject to financial security requirements specified by our RSC. The RSC maintains a list of approved reinsurers, performs credit risk assessments for potential new reinsurers, regularly monitors approved reinsurers with consideration for events which may have a material impact on their creditworthiness, recommends counterparty limits for different types of ceded business and monitors concentrations of credit risk. This assessment considers a wide range of individual attributes, including a review of the counterparty’s financial strength, industry position and other qualitative factors. Generally, the RSC requires reinsurers who do not meet specified requirements to provide collateral.

Credit Risk Relating to Premium Receivables
The diversity of our client base limits credit risk associated with premium receivables. In addition, for insurance contracts we have contractual rights to cancel coverage for non-payment of premiums, and for reinsurance contracts we have contractual rights to offset premium receivables against corresponding payments for losses and loss expenses.
Brokers and other intermediaries collect premiums from customers on our behalf. We have procedures in place to manage and monitor credit risk from intermediaries with a focus on day-to-day monitoring of the largest positions.
These contractual rights contribute to the mitigation of credit risk, together with the monitoring of aged premium receivable balances. In light of these mitigating factors and considering that a significant portion of premium receivables are not currently due based on the terms of the underlying contracts, we do not utilize specific credit quality indicators to monitor our premium receivable balances.
Credit Risk Relating to our Underwriting Portfolio
In the insurance segment, we provide credit insurance primarily for lenders (financial institutions) seeking to mitigate the risk of non-payment from their borrowers. This product complements our traditional political risk insurance business. For the credit insurance contracts, it is necessary for the buyer of the insurance, most often a bank, to hold an insured asset, most often an underlying loan, in order to claim compensation under the insurance contract. The vast majority of the credit insurance provided is for single-name illiquid risks, primarily in the form of senior secured bank loans that can be individually analyzed and underwritten. As part of the underwriting process, an evaluation of creditworthiness and reputation of the obligor is critical. We generally require our clients to retain a share of each transaction that we insure. A key element to our underwriting analysis is the assessment of recovery in the event of default and, accordingly, the strength of the collateral and the enforceability of rights to the collateral are paramount.
We avoid insurance for structured finance products defined by pools of risks and insurance for synthetic products that would expose us to mark-to-market losses. We also seek to avoid terms in our credit insurance contracts which introduce liquidity risk, most notably in the form of a collateralization requirement upon a ratings downgrade.
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
In the reinsurance segment, we provide reinsurance of credit and surety bond insurers exposed to the risks of financial loss arising from non-payment of trade receivables covered by a policy (credit insurance) or non-performance of obligations (surety). Our credit insurance exposures are concentrated primarily within developed economies, while our surety bond exposures are concentrated primarily in Latin America and developed economies. We also provide coverage to the mortgage industry through insurance and reinsurance of mortgage insurance companies and U.S. government-sponsored entity credit risk sharing transactions. We focus on credit risk transfer from Federal Home Loan Mortgage Corporation and Federal National Mortgage Association, in the single-family, fixed rate, conforming mortgage space. We provide this cover on a proportional and non-proportional basis globally through AXIS Re U.S., AXIS Specialty Bermuda and AXIS Managing Agency Ltd. Our exposure to mortgage risk is monitored and managed through robust underwriting within defined parameters for mortgage credit quality and concentration, continuous monitoring of the housing market, as well as limits on our PML resulting from a severe economic downturn in the housing market.
Operational Risk

Operational risk represents the risk of loss as a result of inadequate processes, system failures, human error or external events, including but not limited to direct or indirect financial loss, reputational damage, customer dissatisfaction and legal and regulatory penalties.
Group Risk is responsible for coordinating and overseeing a group-wide framework for operational risk management. As part of this, we maintain an operational loss-event database which helps us monitor and analyze potential operational risk, identify any trends, and, where necessary, put in place improvement actions to avoid occurrence or recurrence of operational loss events.

We manage transaction type operational risks through the application of process controls throughout our business. In testing these controls, we supplement the work of our internal audit team with regular underwriting and claim MIAs (as discussed above).
We have specific processes and systems in place to focus on high priority operational matters, such as information security, managing business continuity and third-party vendor risk:
•Major failures and disasters which could cause a severe disruption to working environments, facilities and personnel, represent a significant operational risk to us. Our Business Continuity Management framework strives to protect critical business functions from these effects to enable us to carry out our core tasks in time and at the quality required. During 2020, we continued to review our Business Continuity Planning procedures through cyclical planned tests.
•We have developed a number of Information Technology ("IT") platforms, applications and security controls to support our business activities worldwide. Dedicated security standards are in place for our IT systems to ensure the proper use, availability and protection of our information assets.
•Our use of third-party vendors exposes us to a number of increased operational risks, including the risk of security breaches, fraud, non-compliance with laws and regulations or internal guidelines and inadequate service. We manage material third-party vendor risk, by, among other things, performing a thorough risk assessment on potential large vendors, reviewing a vendor’s financial stability, ability to provide ongoing service and business continuity planning.
Capital Management
Our capital management strategy is to maximize long-term shareholder value by, among other things, optimizing capital allocation and minimizing our cost of capital. We manage our capital in accordance with our Target Capital Range ("TCR") concept. The TCR defines the preferred level of capital needed to absorb shock losses and still satisfy our minimum solvency targets in relation to key capital benchmarks including our "own view" of risk from our internal capital model and regulatory and rating agency capital requirements:
•Internal risk capital - We use our internal capital model to assess the capital consumption of our business, measuring and monitoring the potential aggregation of risk at extreme return periods.
•Regulatory capital requirements - In each country in which we operate, the local regulator specifies the minimum amount and type of capital that each of the regulated entities must hold in support of their liabilities and business plans. We target to hold, in addition to the minimum capital required to comply with the solvency requirements, an adequate buffer to ensure that each of our operating entities meets its local capital requirements. Refer to Item 8, Note 21 to the Consolidated Financial Statements, 'Statutory Financial Information' for further details.
•Rating agency capital requirements - Rating agencies apply their own models to evaluate the relationship between the required risk capital of a company and its available capital resources. The assessment of capital adequacy is usually an integral part of the rating agency process. Meeting rating agency capital requirements and maintaining strong credit ratings are strategic business objectives of the Company. Refer to Item 7 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources' for further details.
The TCR identifies the point at which management needs to consider raising capital, amending our business plan or executing capital management activities well before capital approaches the minimum requirements ("early warning indicator"). This allows us to take appropriate measures to ensure the continued strength and appropriateness of our capital and solvency positions, and enables us to take advantage of opportunities as they arise. Such measures are performed as and when required and include traditional capital management tools (e.g. dividends, share buy-backs, issuance of shares or debt) or through changes to our risk exposure (e.g. recalibration of our investment portfolio or changes to our reinsurance purchasing strategy).
The TCR also considers an amount of capital beyond which capital could be considered "excess". Where we do not find sufficiently attractive opportunities and returns for our excess capital, we may return capital to our shareholders through share repurchases and/or dividends. In doing so, we seek to maintain an appropriate balance between higher returns for our shareholders and the security provided by a sound capital position.

ITEM 1A.    RISK FACTORS

COVID-19

The ultimate scale and scope of the ongoing, novel coronavirus (COVID-19) pandemic is currently unknown and is expected to continue to adversely impact our business. The overall impact on our business, results of operations, financial condition or liquidity could be material.

During the first quarter of 2020, there was a global outbreak of the novel coronavirus, COVID-19, which has spread to over 200 countries and territories, including our key business locations of Bermuda, Europe, the U.K. and the U.S. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries in which we operate, including Bermuda, the U.K., Switzerland and the U.S., have declared national emergencies. The global impact of the outbreak continued to evolve during 2020, and many countries reacted by instituting social distancing measures and quarantines, placing restrictions on travel, restricting trading, limiting operations of non-essential businesses and issuing shelter-in-place orders. While some initial restrictions have been relaxed, resurgence of the pandemic in many countries have seen new or continued restrictions to social and economic activity. Such actions have created disruption in global supply chains, and adversely impacted operations in many sectors of the economy. The outbreak will likely have a continued adverse impact on economic and market conditions, and has triggered a global economic slowdown.

The scale and scope of the COVID-19 pandemic may heighten the potential adverse effects on our business, results of operation, financial condition or liquidity of many of the other risk factors described herein, including without limitation:

•We have substantial exposure to losses resulting from catastrophe events, including pandemics. The extent of our losses from the COVID-19 pandemic will ultimately depend on its severity and duration and such losses could have a material adverse effect on our results of operations, financial condition or liquidity. We have identified exposures arising from our underwriting of insurance and reinsurance policies that cover accident and health (including travel), event cancellation, property/business interruption, and potential exposures arising from our underwriting of insurance and reinsurance policies that cover credit and surety (including mortgage) and professional lines (medical malpractice and directors’ and officers’ liability) among others. These exposures and potential exposures include direct claims relating to COVID-19 (e.g. business interruption following a shelter-in-place order) and indirect exposures arising from an ensuing economic downturn. We note that other lines may be affected as the pandemic and associated economic downturn develop and new information is discovered.

•Our exposures are controlled and limited by our insurance and reinsurance contracts, which include specific terms and conditions defining if and how our policies respond to losses arising from the COVID-19 pandemic. However, legislative, regulatory or judicial actions (e.g. the UK Financial Conduct Authority test case on business interruption insurance and subsequent legal actions, including appeals) and social influences could alter the interpretation of our contracts or extend or change coverage (beyond the obligations set forth within those contracts or beyond what was intended by the parties). We set our reserves based on our best interpretation of the current legal position in applicable jurisdictions, but these legislative, regulatory or judicial actions make it difficult to predict the total amount of losses we could incur as a result of the pandemic.

•Actual claims may exceed loss reserves. While we believe that net reserves for losses and loss expenses at December 31, 2020 are adequate, changes in the duration, severity and scope of the impact of the COVID-19 pandemic from current expectations may result in ultimate losses being materially greater or less than the net reserves for losses and loss expenses currently provided. Among the factors that would cause net reserves for losses and loss expenses to increase or decrease are changes in claim frequency or severity driven by the COVID-19 pandemic or its related impact on the economy.

•Uncertainty and market turmoil caused by the COVID-19 pandemic could continue to affect, among other aspects of our business, the demand for our products and the ability of customers, counterparties and others to establish or maintain their relationships with us. In addition, the market for insurance and reinsurance could be smaller and certain industries for which we write business have been, and will likely continue to be, particularly impacted by the pandemic (such as, energy, aviation, retail, hospitality and construction lines, among others), resulting in downward pressure on our premium levels.

•The performance of our cash and investments portfolio has a significant impact on our financial results. The impact of the COVID-19 pandemic has heightened the risks to which our portfolios are subject, including risks relating to general economic conditions, interest rate fluctuations, equity price risk, foreign currency movements, pre-payment or reinvestment risk, liquidity risk and credit risk. Our investments in equities, corporate debt and hedge funds have experienced an increase in price volatility and persistent low interest rates. Government imposed restrictions on movements and/or social distancing practices have led to sharp declines in the revenue of many companies and industries, and we have some debt and/or equity exposure to some of these highly impacted sectors. We believe that the negative impacts of the COVID-19 pandemic may continue for some time.

•The COVID-19 pandemic may impact cashflows and could require access to liquidity in excess of prior forecasts. There is a risk that accessing additional required liquidity may be difficult or have costs associated as a result of the COVID-19 pandemic.

•The impact of the COVID-19 pandemic on financial markets may impact our ability to acquire additional capital, should we desire to do so, or our ability to effectively deploy existing capital resources.

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

•The COVID-19 pandemic could impact our ability to obtain reinsurance and retrocessional arrangements on favorable terms, which could limit the amount of business we are willing to write or reduce our reinsurance protection for large loss events.

•While the financial strength of the reinsurance industry generally remains strong, it is possible that our reinsurance and retrocession counterparties may experience financial distress and therefore, may be unable to pay the amounts owed to us under the applicable contracts.

•Our reinsurers and retrocession counterparties may be unwilling to pay claims due to disagreements or differing interpretation of contracts.

•There is a risk of reputational damage resulting from claims disputes and underwriting renewal actions.

In addition, the COVID-19 pandemic may have an adverse impact on our business and financial condition due to significant disruption in other areas, including:

•We may experience decreased worker productivity, including as a result of prolonged remote working arrangements, or increased medical, emergency or other leave.

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

The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the extent and effectiveness of government actions to support the economy. The duration and severity of the economic downturn is uncertain, as well as the impact of these and other factors on our employees, customers and partners. Such impact on our business, results of operations, financial condition or liquidity could be material.

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
Results of operations, financial condition or liquidity could be adversely affected by the occurrence of natural and man-made disasters, as well as outbreaks of pandemic or contagious diseases.
We have substantial exposure to unexpected losses resulting from natural disasters, man-made catastrophes and other catastrophe events. Catastrophes can be caused by various events, including hurricanes, typhoons, earthquakes, tsunamis, hailstorms, floods, severe winter weather, fires, drought and other natural disasters and outbreaks of pandemic or contagious diseases, including the COVID-19 pandemic. Catastrophes can also be man-made, such as terrorist attacks and other intentionally destructive acts, including those involving nuclear, biological, chemical or radiological events, cyber-attacks, explosions and infrastructure failures. The incidence and severity of catastrophes are inherently unpredictable and losses from catastrophes could be substantial.
Increases in the values and concentrations of insured property, particularly along coastal regions, as well as increases in the cost of construction materials required to rebuild affected properties, may increase the impact of catastrophe events in the future. Changes in global climate conditions may further increase the frequency and severity of catastrophe activity and losses in the future. Similarly, changes in global political and economic conditions may increase both the frequency and severity of man-made catastrophe events in the future. The impact of catastrophe events included the recognition of the net losses and loss expenses of:
•$774 million in the aggregate, primarily related to the COVID-19 pandemic, Hurricanes Laura, Sally, Zeta and Delta, the Midwest derecho and wildfires across the West Coast of the United States in 2020;
•$336 million, in the aggregate, primarily related to Japanese Typhoons Hagibis, Faxai and Tapah, Hurricane Dorian and Australia Wildfires in 2019; and
•$430 million, in the aggregate, primarily related to Hurricanes Michael and Florence, California Wildfires and Typhoon Jebi in 2018.
These events materially reduced net income in the years noted. Although we manage our exposure to such events through the use of underwriting controls and the purchase of third-party reinsurance, catastrophe events are inherently unpredictable and the actual nature of such events when they occur could be more frequent or severe than contemplated in our pricing and risk management expectations. As a result, the occurrence of one or more catastrophe events could have a material adverse effect on our results of operations, financial condition or liquidity.
Cyber events are man-made perils and as such the threat landscape is dynamic and evolving. There is a risk that increases in the frequency and severity of losses to our clients from cyber events could adversely affect our results of operations, financial condition or liquidity. The losses incurred from this risk are also dependent on our clients’ cybersecurity practices and defenses and the interaction of our policy wordings with the evolving threat landscape. In addition, our exposure to cyber events potentially includes exposure through 'non-affirmative' coverages, meaning risks and potential losses associated with policies where cyber risk is not explicitly included or excluded in the policy wording. As this is a relatively new peril, even in cases where losses from cyber events are explicitly excluded, there can be no assurance that a court or arbitration panel will interpret policy language in line with the intention of the exclusion.
Global climate change may have an adverse effect on our results of operations, financial condition or liquidity.
We are potentially exposed to different aspects of climate risk, specifically, physical, liability and transition risks, as a result of climate change.
Physical risks describe weather-related events and longer-term shifts in climate and emanate primarily from underwriting of property insurance and reinsurance. Climate change may expose us to an increased frequency and/or severity of these weather-related losses, and there is a risk that our pricing of these perils or our management of the associated aggregations does not or will not appropriately allow for changes in climate. Over the longer term, climate change may have an impact on the economic viability of certain lines of business if suitable adjustments in price and coverage cannot be achieved.
We may also be exposed to liability risks. Liability risks relate to losses or damages suffered by our insureds from physical or transition risks, such as losses stemming from climate-related litigation in liability lines. These risks could arise from management and boards of directors not fully considering or responding to the impacts of climate change, or not appropriately disclosing current and future risks.
There is additionally a risk that certain elements of our business cease to be viable as a result of climate change ‘transition’ risks, which relate to losses driven by changes in technology, governments and regulators putting into place measures to encourage and support this transition, and society as a whole adapting to a lower-carbon economy. Recognizing the importance of this transition, effective 2020 AXIS Capital ceased underwriting risks for (and investing in the securities of) companies whose primary activity relates to thermal coal mining or power generation, or tar sands extraction, and effective 2021, AXIS Capital committed to not underwrite new insurance or facultative reinsurance contracts, or provide investment support, for projects covering the exploration, production or transportation of oil and gas in the Arctic National Wildlife Refuge. There remains a risk that our financial condition or operating performance may be impacted by changes in our business model arising from climate change transition, and by the performance of strategies we put in place to manage this transition.
Furthermore, we may be exposed to losses in the value of our investments arising from the physical and transition impacts of climate change, including 'stranded assets', on the companies and securities in which we invest.
We could face unanticipated losses from war, terrorism, political unrest, and geopolitical uncertainty and these or other unanticipated losses could have an adverse effect on our results of operations, financial condition or liquidity.
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
We have limited terrorism coverage in our own reinsurance program for our exposure to catastrophe losses related to acts of terrorism. On December 20, 2019, the President of the United States signed the Terrorism Risk Insurance Program Reauthorization Act of 2019 ("TRIP"), extending the program through December 31, 2027. Although TRIP provides benefits in the event of certain acts of terrorism, those benefits are subject to a deductible and to other limitations. Under TRIP, once losses attributable to certain acts of terrorism exceed 20% of direct commercial property and liability insurance premiums for the preceding calendar year, the federal government will reimburse insurers for 80% of losses in excess of this deductible.

Notably, TRIP does not provide coverage for reinsurance losses. Given the unpredictable frequency and severity of terrorism losses, as well as the limited terrorism coverage in our own reinsurance program, future losses from acts of terrorism could materially and adversely affect our results of operations, financial condition or liquidity in future periods.
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
As industry practices and legal, judicial, social, political, technological and other environmental conditions change, unexpected issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the frequency and/or severity of claims. For example, the last global financial crisis resulted in a higher level of claim activity on professional lines insurance and reinsurance business. Moreover, legislative, regulatory, judicial or social influences may impose new obligations on insurers or reinsurers in connection with the COVID-19 pandemic that extend coverage beyond the intended contractual obligations, or result in an increase in the frequency or severity of claims beyond expected levels, as described in the COVID-19 risk factor above. In some instances, the effects of these changes may not become apparent until sometime after we have issued the impacted insurance or reinsurance contracts. In addition, actual losses may vary materially from the current estimate of losses based on a number of factors (refer to "If actual claims exceed our loss reserves, our financial results could be adversely affected" below). As a result, the full extent of liability under an insurance or reinsurance contract may not be known for many years after the contract is issued and a loss occurs.
If actual claims exceed loss reserves, our financial results could be adversely affected.
While we believe that loss reserves at December 31, 2020 are adequate, new information, events or circumstances, unknown at the original valuation date, may lead to future developments in ultimate losses being significantly greater or less than the loss reserves currently provided. The actual final cost of settling claims outstanding at December 31, 2020, as well as claims expected to arise from the unexpired period of risk, is uncertain. For example, our loss reserves recorded in 2020 associated with the COVID-19 pandemic remain subject to significant uncertainty. There are many factors that would cause loss reserves to increase or decrease, which include, but are not limited to changes in claim severity, changes in the expected level of reported claims, judicial action changing the scope and/or liability of coverage, changes in the legislative, regulatory, social and economic environment and unexpected changes in loss inflation.
When establishing our single point best estimate of loss reserves at December 31, 2020, management considered actuarial estimates and applied informed judgment regarding qualitative factors that may not be fully captured in actuarial estimates. Such factors included, but were not limited to, the timing of the emergence of claims, volume and complexity of claims, social and judicial trends, potential severity of individual claims and the extent of internal historical loss data versus industry information.
Changes to previous estimates of prior year loss reserves can adversely impact the reported calendar year underwriting results if loss reserves prove to be insufficient or can favorably impact reported results if loss reserves prove to be higher than actual claim payments. If net income is insufficient to absorb a required increase in loss reserves, we would incur a net loss and could incur a reduction in capital.

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
The failure of our loss limitation strategy could have an adverse effect on our results of operations, financial condition or liquidity.
We seek to mitigate loss exposure through multiple methods. For example, we write a number of reinsurance contracts on an excess of loss basis. Excess of loss reinsurance indemnifies the reinsured for losses in excess of a specified amount. We generally limit the line size for each client and line of business on our insurance business and purchase reinsurance for many of our lines of business. In the case of proportional reinsurance treaties, we seek per occurrence limitations or losses and loss expenses ratio caps to limit the impact of losses from any one event. In proportional reinsurance, the reinsurer shares a proportional part of the premiums and losses of the reinsured. We also seek to limit our loss exposure through geographic diversification. Geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone’s limits. In addition, various provisions of our insurance policies and reinsurance contracts, such as limitations or exclusions from coverage or choice of forum negotiated to limit our risks, may not be enforceable in the manner we intend. We cannot be sure that these loss limitation methods will effectively prevent a material loss exposure, which could have a material adverse effect on our results of operations, financial condition or liquidity.
If we choose to purchase reinsurance, we may be unable to do so.
We purchase reinsurance for our insurance and reinsurance operations in order to mitigate the volatility of losses on our financial results. From time to time, market conditions have limited, and in some cases have prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance that they consider adequate for their business needs. There is no guarantee that our desired amounts of reinsurance or retrocessional reinsurance will be available in the marketplace in the future. In the current environment, our ability to renew our current reinsurance or retrocessional reinsurance arrangements or obtain desired amounts of new or replacement coverage on favorable terms may be substantially reduced as a result of the COVID-19 pandemic. In addition to capacity risk, the remaining capacity may not be on terms we deem appropriate or acceptable or with companies with whom we want to do business. If we are unable to renew our current reinsurance or retrocessional reinsurance or purchase new or replacement coverage, the amount of business we are willing to write may be limited or our protection from losses due to large loss events may be materially reduced.
We utilize models to assist our decision making in key areas such as underwriting, reserving, reinsurance purchasing and the evaluation of our catastrophe risk but actual results could differ from model output.
We employ various modeling techniques (for example, scenarios, predictive, stochastic and/or forecasting) to analyze and estimate exposures, loss trends and other risks associated with our assets and liabilities. We utilize modeled outputs and related analyses to assist us in decision-making, for example, related to underwriting and pricing, reserving, reinsurance purchasing and the evaluation of our catastrophe risk through estimates of probable maximum losses, or "PMLs". The modeled outputs and related analyses, both from proprietary and third-party models, are subject to various assumptions, professional judgment, uncertainties and the inherent limitations of any statistical analysis, including the use and quality of historical internal and industry data. Consequently, actual losses from loss events, whether from individual components (for example, wind, flood, earthquake, etc.) or in the aggregate, may differ materially from modeled results. If, based upon these models or other factors, we misprice our products or underestimate the frequency and/or severity of loss events, our results of operations, financial condition or liquidity may be adversely affected.
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
We could be adversely affected if managing general agents, general agents, coverholders, other producers and third-party administrators in our program business exceed their underwriting and/or claims settlement authorities or otherwise breach obligations owed to us.
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
Strategic Risk
Strategic risks affect or are created by an organization’s business strategy and strategic objectives. Our review of strategic risk evaluates not only internal and external challenges that might cause our chosen strategy to fail but also evaluates major risks that could affect our long-term performance and position.
Competition and consolidation in the insurance/reinsurance industry could reduce our growth and profitability.
The insurance/reinsurance industry is highly competitive. We compete on an international and regional basis with major U.S., Bermuda, European and other international insurers and reinsurers and underwriting syndicates, including Lloyd's, some of which have greater financial, marketing and management resources than we do. We also compete with new companies that continue to be formed to enter the insurance/reinsurance markets. In addition, capital market participants have created alternative products that are intended to compete with insurance and reinsurance products. New and alternative capital inflows in the insurance/reinsurance industry and the retention by insured and cedants of more business may cause an excess supply of insurance and reinsurance capital. There has been a large amount of merger and acquisition activity in the insurance/reinsurance sector in recent years, which may continue; we may experience increased competition as a result of that consolidation with consolidated entities having enhanced market power. Increased competition could result in fewer submissions, lower premium rates, less favorable policy terms and conditions and greater costs of customer acquisition and retention. If industry pricing does not meet our hurdle rate, we may reduce our future underwriting activities. These factors could have a material adverse effect on our growth and profitability.
The insurance industry is undergoing extensive technological change. There is increasing focus by traditional insurance industry participants, technology companies, "InsurTech" start-up companies and others on using technology and innovation to disrupt current business models. This will potentially enable enhanced customer focus, greater efficiencies, more relevant products and other sources of competitive advantage. If we do not adapt to these technological changes, it could harm our ability to compete, which could have a material adverse impact on our growth or profitability.
Furthermore, innovation, technological change and changing customer preferences in the markets in which we operate also pose other risks to our businesses. For example, they could result in increasing expenses as we are required to make investments to allow our products and services to reflect such innovation and changes.
Global economic conditions could adversely affect our business, results of operations or financial condition.
Worldwide financial markets can be volatile, and the COVID-19 pandemic has set off a period of increased volatility and a global economic slowdown. Governments in the U.S. and other countries have reacted to the COVID-19 outbreak with unprecedented levels of market intervention, including interest rate cuts and major economic stimulus programs. Many of these interventions are ongoing as at December 31 2020, and their long-term impact on financial markets and the real economy is still uncertain. Uncertainty and market turmoil has affected and may in the future affect, among other aspects of our business, the demand for and claims made under our products, the ability of customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance and portfolio. We also provide coverage to the mortgage industry through insurance and reinsurance of mortgage insurance companies and U.S. government sponsored entity credit risk sharing transactions, and deteriorating economic conditions could cause mortgage insurance losses to increase and adversely affect our results of operations or financial condition.
In addition, steps taken by governments to stabilize financial markets and improve economic conditions may be ineffective and actual or anticipated efforts to continue to unwind some of such steps could disrupt financial markets and/or could adversely impact the value of our investment portfolio. Continuation of the current low interest rate environment may result in reductions in our investment income as new funds and proceeds from sales and maturities of fixed income securities are reinvested at lower rates. This reduces our overall future profitability. While inflation has recently been moderate and that trend may continue, it is possible that steps taken by governments throughout the world in response to the COVID-19 pandemic, expansionary monetary policies or other factors could lead to an inflationary environment.
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
As part of our strategy, we have pursued and may continue to pursue growth through acquisitions. For example, as part of our strategy to develop a market leading international specialty insurance business, we acquired Novae Group plc, a specialty insurer and reinsurer that operated through Lloyd's in 2017. The negotiation of potential acquisitions as well as the integration of an acquired business or new personnel could result in a substantial diversion of management resources. Successful integration will depend on, among other things, our ability to effectively integrate acquired businesses or new personnel into our existing risk management and financial and operational reporting systems, our ability to effectively manage any regulatory issues created by our entry into new markets and geographic locations, our ability to retain key personnel and other operational and economic factors. There can be no assurance that the integration of acquired businesses or new personnel will be successful, that we will realize anticipated synergies, cost savings and operational efficiencies, or that the business acquired will prove to be profitable or sustainable. The failure to integrate acquired businesses successfully or to manage the challenges presented by the integration process may adversely impact our financial results. Acquisitions could involve numerous additional risks such as potential losses from unanticipated litigation or levels of claims and inability to generate sufficient revenue to offset acquisition costs.
Our ability to grow through acquisitions will depend, in part, on our success in addressing these risks. Any failure by us to effectively implement our acquisitions strategy could have a material adverse effect on our business, results of operations or financial condition.
The exit of the U.K. from the E.U. could adversely affect us.
On June 23, 2016, the U.K. voted in favor of Brexit and on December 31, 2020, the U.K. left the EU. A Trade and Cooperation Agreement, excluding financial services, was entered into between the E.U. and the U.K. on December 24, 2020, and the parties have committed to entering into a Memorandum of Understanding covering financial services by March 2021. As the U.K. has officially left the single market, AXIS Specialty Europe SE has retained its access to the U.K. market under the PRA's Temporary Permissions Regime. In order to maintain its access to the U.K. market, AXIS Specialty Europe SE has applied for authorization to operate as a third country branch in the U.K. There is a risk that the PRA could reject this application, in which case, AXIS Specialty Europe SE would be required to seek regulatory approval to form a new U.K. domiciled insurance company. This could impact AXIS Specialty Europe SE's ability to operate in the U.K.
AXIS Managing Agency Ltd. accesses the EEA market through Lloyd's Insurance Company, based in Belgium, which has been approved by the National Bank of Belgium and the Financial Services and Markets Authority. However, discussions among Lloyd's Insurance Company and the Belgium regulators are currently in process regarding certain elements of the corporate structure of Lloyd's Insurance Company. Depending upon the outcome, AXIS Managing Agency Ltd.'s access to the EEA market could be impacted.

Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, results of operations, or financial condition.
Since we depend on a few brokers for a large portion of our revenues, loss of business provided by any one of them could adversely affect us.
We market our insurance and reinsurance products worldwide primarily through insurance and reinsurance brokers and derive a significant portion of our business from a limited number of brokers. Marsh & McLennan Companies, Inc., including its subsidiary Guy Carpenter & Company, Inc., Aon plc and Willis Towers Watson PLC, provided 47% of gross premiums written in 2020. The merger of Aon and Willis Towers Watson will further concentrate the broker market. Our relationships with these brokers are based on the quality of our underwriting and claims services, as well as our financial strength ratings. Any deterioration in these factors could result in the brokers advising our clients to place their business with other insurers and reinsurers. In addition, these brokers also have, or may in the future acquire, ownership interests in insurance and reinsurance companies that may compete with us; these brokers may then favor their own insurers and reinsurers over other companies. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.
A downgrade in our financial strength or credit ratings by one or more rating agencies could adversely affect our business, results of operations, financial condition or liquidity.
Claims paying and financial strength ratings are important factors in establishing the competitive position of insurance companies and maintaining customer confidence is us and in our ability to market insurance products. Independent rating agencies analyze the financial performance and condition of insurers on an ongoing basis.
On May 5, 2020, A.M. Best revised its rating and outlook from A+ and negative to A and stable, respectively. Third-party rating agencies continually monitor companies, therefore, our ratings could change at any time.
There can be no assurance that we will not experience a further ratings downgrade. A downgrade, withdrawal or negative watch/outlook by any independent rating agency could cause our competitive position in the insurance/reinsurance industry to suffer and make it more difficult for us to market our products. In addition, if we experience a credit rating downgrade, withdrawal or negative watch/outlook in the future, we could incur higher borrowing costs and may have more limited means to access capital. A downgrade, withdrawal or negative watch/outlook could also result in a substantial loss of business for us, as ceding companies and brokers that place such business may move to other insurers and reinsurers with higher ratings. We would also be required to post collateral under the terms of certain of our policies of reinsurance.
We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.
Our future capital requirements depend on many factors, including rating agency and regulatory requirements, the performance of our investment portfolio, our ability to write new business successfully, the frequency and severity of catastrophe events and our ability to establish premium rates and loss reserves at levels sufficient to cover losses. We may need to raise additional funds through financings. If we are unable to do so, it may curtail our ability to conduct our business. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. As the COVID-19 pandemic continues, it is possible that access to the capital markets may become more constrained and cost of capital may increase (refer to "The ultimate scale and scope of the ongoing, novel coronavirus (COVID-19) pandemic is currently unknown and is expected to continue to adversely impact our business. The overall impact on our business, results of operations, financial condition or liquidity could be material." above). Equity financings could be dilutive to our existing shareholders and could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our other securities. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition could be adversely affected.
Our inability to obtain the necessary credit could adversely affect our ability to offer reinsurance in certain markets.
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
Our success depends on our ability to retain the services of our existing key executives and to attract and retain additional qualified personnel in the future. The loss of the services of any of our key executives or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct our business. Changes in local employment legislation, taxation and the approach of regulatory bodies to compensation practice within our operating jurisdictions may impact our ability to recruit and retain qualified personnel or the cost to us of doing so. In addition, the COVID-19 pandemic could impact our ability to attract and retain key personnel. There can be no assurance that we will be successful in identifying, hiring or retaining successors on terms acceptable to us.
With a few exceptions generally under Bermuda law only Bermudians, spouses of Bermudians or Permanent Resident Certificate holders (collectively "Residents") may engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government only upon showing that, after proper public advertisement (in most cases), no Residents who meet the minimum standard requirements for the advertised position have applied for the position. Work permits are generally granted for one-, three- or five-year durations. Expatriate workers can, subject to the above, continue to be employed in Bermuda indefinitely by reapplying for work permits. All executive officers who work in our Bermuda office who require work permits have obtained them.
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
Our investment portfolio is subject to a variety of market risks, including risks relating to general economic conditions, interest rate fluctuations, equity price risk, foreign currency movements, pre-payment or reinvestment risk, liquidity risk and credit risk. Although we manage market risks through, among other things, stressing diversification and conservation of principal and liquidity in our investment guidelines, the volatility in global financial markets that resulted from the COVID-19 pandemic adversely impacted, and may once again adversely impact the value of our investments portfolio (refer to (refer to "The ultimate scale and scope of the ongoing, novel coronavirus (COVID-19) pandemic is currently unknown and is expected to continue to adversely impact our business. The overall impact on our business, results of operations, financial condition or liquidity could be material." above).
Our fixed maturities, which represent 84% of our total investments and 77% of total cash and investments at December 31, 2020, may be adversely impacted by changes in interest rates. Increases in interest rates could cause the fair value of our investment portfolio to decrease, resulting in a lower book value (refer to Item 7A 'Quantitative and Qualitative Disclosure About Market Risk' for further details) and capital resources. A decline in interest rates or a continuation of the current low interest rate environment may result in reductions in our investment income as new funds and proceeds from sales and maturities of fixed income securities are reinvested at lower rates. This reduces our overall future profitability. Interest rates are highly sensitive to many factors, including governmental and central bank monetary policies, inflation, domestic and international economic and political conditions and other factors beyond our control.
Our portfolios of "other investments" and equity securities expose us to market price variability, driven by a number of factors outside of our control including, but not limited to global equity market performance. Given our reliance on external investment managers, we are also exposed to operational risks, which may include, but are not limited to a failure to follow our investment guidelines, technological and staffing deficiencies and inadequate disaster recovery plans.

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
Changes in the method for determining LIBOR and the potential replacement of LIBOR may adversely affect our cost of capital and net investment income.

On July 27, 2017, the FCA announced its intention to cease sustaining LIBOR after 2021. On November 30, 2020, the FCA announced that subject to confirmation following its consultation with the administrator of LIBOR, it would cease publication of the one-week and two-month USD LIBOR immediately after December 31, 2021 and cease publication of the remaining tenors immediately after June 30, 2023. Additionally, the U.S. Federal Reserve Board has advised banks to stop entering into new USD LIBOR based contracts.
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
At December 31, 2020, our investment portfolio included $1.9 billion of floating rate investments for which the interest rate was tied to LIBOR. The instruments and agreements governing our investments generally provide for appropriate fall-back language if the current index is no longer available, however there is no assurance that the alternative index will provide comparable returns. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on net investment income cannot yet be determined and any changes to benchmark interest rates could decrease net investment income, which could impact our results of operations, liquidity, or the market value of our investments.
Our operating results may be adversely affected by currency fluctuations.
Our reporting currency is the U.S. dollar. However, a portion of gross premiums are written and ceded in currencies other than the U.S. dollar and a portion of gross and ceded loss reserves are in non-U.S. currencies. In addition, a portion of our investment portfolio is denominated in currencies other than the U.S dollar. We may experience losses or gains resulting from fluctuations in the values of these non-U.S. currencies. If the U.S. dollar strengthens relative to local currencies for a sustained period of time, our operating results may be adversely affected. Although we manage our foreign currency exposure through matching of our major foreign-denominated assets and liabilities, as well as through use of currency derivatives, there is no guarantee that we will successfully mitigate our exposure to foreign exchange losses due to unfavorable currency fluctuations. Political unrest, sovereign debt concerns or other economic factors in jurisdictions in which we operate, as well as the COVID-19 pandemic, may magnify these risks.
Liquidity Risk
Liquidity risk is the risk that we may not have sufficient financial resources to meet our obligations when they are due, or would have to incur excessive costs to do so.
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
Additionally, we have access to diverse funding sources to cover contingencies. Funding sources include asset sales and external debt issuances and we may seek to establish borrowing facilities to cover such contingencies. We conduct stress tests to ensure the sufficiency of these funding sources in extreme scenarios; however, there remains a risk that in certain circumstances, our results of operations or financial condition may be adversely impacted by our inability to access appropriate liquidity, or the cost of doing so.

Credit Risk
Credit risk represents the risk of incurring financial loss due to the diminished creditworthiness (reduced financial strength and, ultimately, possibly default) of our third-party counterparties.
If we successfully purchase reinsurance, we may be unable to collect amounts due to us.
A reinsurer’s insolvency, or inability or refusal to make payments under the terms of its reinsurance agreement with us, could have a material adverse effect on our business because we remain liable to the insured. We face counterparty risk whenever we purchase reinsurance or retrocessional reinsurance, and the COVID-19 pandemic has heightened this risk as counterparties experience economic strains. Consequently, the insolvency, inability or unwillingness of any of our present or future reinsurers to make timely payments to us under the terms of our reinsurance or retrocessional agreements could have a material adverse effect on our results of operations, financial condition, or liquidity.
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
Insolvency, liquidity problems, distressed financial condition or the general effects of economic recession, including due to the effects of the COVID-19 pandemic, may increase the risk that policyholders or intermediaries, such as insurance brokers, may not pay a part of or the full amount of premiums owed to us, despite an obligation to do so. The terms of our contracts may not permit us to cancel our insurance even though we have not received payment. If non-payment becomes widespread, whether as a result of insolvency, lack of liquidity, adverse economic conditions, operational failure or otherwise, it could have a material adverse impact on our revenues and results of operations.
Operational Risk
Operational risk represents the risk of loss as a result of inadequate processes, system failures, human error or external events, including but not limited to direct or indirect financial loss, reputational damage, customer dissatisfaction and legal and regulatory penalties.
If we experience difficulties with technology and/or data security, our ability to conduct our business might be adversely affected.
While technology can streamline many business processes and ultimately reduce the cost of operations, technology initiatives present certain risks. Our business is dependent upon our employees’ and outsourcers’ ability to perform, in an efficient and uninterrupted fashion, necessary business functions such as processing policies and paying claims. An extended period of remote working due to the COVID-19 pandemic could strain our technology resources. A shutdown or inability to access one or more of our facilities, a power outage, or a failure of one or more of our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. If sustained or repeated, such a business interruption, system failure or service denial could result in a deterioration of our ability to write and process business, provide customer service, pay claims in a timely manner or perform other necessary business functions. Unauthorized access, computer viruses, deceptive communications (phishing), malware, hackers and other external hazards including catastrophe events could expose our data systems to security breaches. These risks could expose us to data loss and damages.
Like other global companies, we may be regularly the target of attempted cyber and other security threats and must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of threats to our data and systems. Over time, and particularly recently, the sophistication of these threats continues to increase. An extended period of remote work arrangements due to the COVID-19 pandemic could heighten cybersecurity risks. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. While administrative and technical controls, along with other preventive actions, reduce the risk of cyber incidents and protect our information technology, they may be insufficient to thwart cyber attacks and/or prevent other security breaches to our systems.
To the extent any disruption or security breach results in a loss or damage to our data, or inappropriate disclosure of our confidential information or that of others, it could impact our operations, cause significant damage to our reputation, affect our relationships with our customers and clients, lead to claims against us under various data privacy laws, result in regulatory action and ultimately have a material adverse effect on our business or operations. In addition, although we purchase limited cyber insurance, we may be required to incur significant costs to mitigate the damage caused by any security breach, to address any interruptions in our business or to protect against future damage, which costs may not be covered by our cyber insurance.
We also operate in a number of jurisdictions with strict data privacy and other related laws, which could be violated in the event of a significant cybersecurity incident, or by personnel. Failure to comply with these obligations can give rise to monetary fines and other penalties that could be material.
Our business may be adversely affected if third-party outsourced service providers fail to satisfactorily perform certain technology and business process functions.
We outsource certain technology and business process functions to third parties. If we do not effectively develop and implement our outsourcing strategy, third-party providers do not perform as anticipated or we experience technological or other problems with a transition, we may not realize productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and a loss of business. Our outsourcing of certain technology and business process functions to third parties may expose us to enhanced risk related to data security, which could result in monetary and reputational damages. The COVID-19 pandemic has increased the strain on business processes and technology at our third-party partners. In addition, our ability to receive services from third-party providers might be impacted by political instability or unanticipated regulatory requirements. As a result, our ability to conduct our business might be materially adversely affected.
We rely on internal processes to maintain our operations and manage the operational risks inherent to our business; employee misconduct, errors or omissions in the execution of these processes may result in financial losses.
We rely on the execution of internal processes to maintain and execute our operations. We seek to monitor and control our exposure to risks arising from these processes through an enterprise risk management framework, internal controls, management review and other processes. We cannot provide total assurance that these processes will effectively identify or control all risks, or that our employees and third-party agents will effectively execute them. Loss may result from, among other things, fraud; errors; or failure to document transactions properly, obtain proper internal authorization, comply with underwriting or other internal guidelines, or comply with regulatory requirements. These risks could result in losses that adversely affect our business, results of operations, or financial condition. An extended period of remote work arrangements could increase or introduce new operational risk and adversely affect our ability to manage our exposure to risks arising from our internal processes. Furthermore, insurance policies provided by third parties may not cover us if we experience a significant loss from these risks.
Regulatory Risk
Regulatory risk represents the risk arising from our failure to comply with legal, statutory or regulatory obligations.
Compliance with laws and regulations governing the processing of personal data and information may impede our services or result in increased costs. Failure to comply with these data privacy laws and regulations could result in material fines or penalties imposed by data protection or financial services conduct regulators and/or awards of civil damages and any data breach may have an adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences.
Our business relies on the processing of data in many jurisdictions and the movement of data across national borders. The collection, storage, handling, disclosure, use, transfer and security of personal information that occurs in connection with our business is subject to federal, state and foreign data privacy laws. These legal requirements are not uniform and continue to evolve, and regulatory scrutiny in this area is increasing around the world. In many cases, these laws apply not only to third-

party transactions, but also to transfers of information within the Group. Privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements.
The General Data Privacy Regulation ("GDPR") has extra-territorial effect. It requires all companies processing data of E.U. citizens to comply with the GDPR, regardless of the company’s location, and also imposes obligations on E.U. companies processing data of non-E.U. citizens. In particular, the GDPR imposes requirements regarding the processing of personal data and confers new rights on data subjects, including rights of access to their personal data, deletion of their personal data, the "right to be forgotten" and the right to "portability" of personal data.
The California Consumer Privacy Act ("CCPA") became effective on January 1, 2020 and confers rights on California residents including rights to know what personal information is collected about them and whether their personal information is sold (and if so, to whom), to access their personal information that has been collected and to require a business to delete their personal information. The California Privacy Rights Act ("CPRA") will take effect on January 1, 2023 and become fully enforceable on July 1, 2023. There will be a "look back" to January 1, 2022, meaning that data collected in the 2022 calendar year is subject to the terms of the CPRA beginning on January 1, 2023. The CPRA will work as an addendum to the CCPA, strengthening the rights of California residents, tightening business regulations on the use of personal information and establishing a new government agency for state-wide data privacy enforcement.
Compliance with the enhanced obligations imposed by the GDPR, the CCPA (as enhanced by the CPRA) and other legislation (including Singapore's recently amended Personal Data Protection Act and Bermuda’s Personal Information Protection Act) requires investment in appropriate technical or organizational measures to safeguard the rights and freedoms of data subjects, may result in significant costs to our business and may require us to modify certain of our business practices. Enforcement actions, investigations and the imposition of substantial fines and penalties by regulatory authorities as a result of data security incidents and privacy violations have increased dramatically over the past several years. The enactment of more restrictive laws, rules, regulations or future enforcement actions or investigations could impact us through increased costs or restrictions on our business, and noncompliance could result in regulatory penalties and significant legal liability.
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
The regulatory system under which we operate, and potential changes thereto, could have an adverse effect on our business.
Our insurance and reinsurance subsidiaries conduct business globally and are subject to varying degrees of regulation and supervision in multiple jurisdictions. In the U.K., Lloyd's has supervisory powers that pose unique regulatory risks. The laws and regulations of the jurisdictions and markets, including Lloyd's, in which our insurance and reinsurance subsidiaries are domiciled or operate require, among other things, that our subsidiaries maintain minimum levels of statutory capital and liquidity, meet solvency standards, participate in guaranty funds and submit to periodic examinations of their financial condition and compliance with underwriting and other regulations. These laws and regulations also limit or restrict payments of dividends and reductions in capital. Statutes, regulations and policies may also restrict the ability of these subsidiaries to write insurance and reinsurance contracts, make certain investments and distribute funds. In addition, the COVID-19 pandemic has heightened regulatory scrutiny on the insurance industry, and the costs of complying with related regulatory inquires could be significant. The purpose of insurance laws and regulations generally is to protect insureds and ceding insurance companies, not our shareholders. We may not be able to comply fully with, or obtain appropriate exemptions from, these statutes and regulations, which could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we conduct business and could subject us to fines and other sanctions. In addition, changes in the laws or regulations to which our insurance and reinsurance subsidiaries are subject or in the interpretation thereof by enforcement or regulatory agencies could have a material adverse effect on our business.
Potential government intervention in our industry as a result of recent events and instability in the marketplace for insurance products could hinder our flexibility and negatively affect the business opportunities that may be available to us in the market.
Government intervention and the possibility of future government intervention have created uncertainty in insurance and reinsurance markets. Government and regulators are generally concerned with having insurers and reinsurers with high solvency ratios and localized capital to ensure the protection of policyholders to the possible detriment of other constituents, including shareholders of insurers and reinsurers. Government, regulatory and judicial actions across multiple jurisdictions in relation to business interruption insurance has exacerbated the uncertainty by altering the interpretation of our contracts or extend or change coverage (beyond the obligations set forth within those contracts or beyond what was intended by the parties).
In recent years, certain U.S. and non-U.S. judicial and regulatory authorities, including U.S. Attorney’s Offices and certain state attorneys general, have commenced investigations into business practices in the insurance industry. In addition, although the U.S. federal government has not historically regulated insurance, there have been proposals from time to time, and especially after the most recent global financial crisis, to impose federal regulation on the U.S. insurance industry. For example, in 2010, Dodd-Frank established a Federal Insurance Office ("FIO") within the U.S. Treasury. The FIO has limited regulatory authority to gather data and information regarding the insurance industry, and has conducted and submitted a study to the U.S. Congress on how to modernize and improve insurance regulation in the U.S. This study's findings are not expected to have a significant impact on the Company. Further, Dodd-Frank gives the Federal Reserve supervisory authority over a number of U.S. financial services companies, including insurance companies, if they are designated as 'systemically important' by a two-thirds vote of a Financial Stability Oversight Council. While we do not believe that we are systemically important, as defined in Dodd-Frank, Dodd-Frank or additional federal or state regulation that is adopted in the future could impose significant burdens on us, impact the ways in which we conduct our business and govern our subsidiaries, increase compliance costs, increase the levels of capital required to operate our subsidiaries, duplicate state regulation and/or result in a competitive disadvantage.
Certain of our European legal entities are subject to local laws that implement the Solvency II Directive. Solvency II covers three main areas: (i) the valuation of assets and liabilities on a Solvency II economic basis and risk-based solvency and capital requirements; (ii) governance requirements including requirements relating to the key functions of compliance, internal audit, actuarial and risk management; and (iii) new supervisory legal entity and group reporting and disclosure requirements including public disclosures. The BMA is fully equivalent under the Solvency II Directive for Bermuda's commercial insurance sector, including Class 4 insurers.
While we cannot predict the exact nature, timing or scope of possible governmental initiatives, such proposals could materially adversely affect our business by, among other things:
•Providing reinsurance capacity in markets and to consumers that we target;
•Requiring our further participation in industry pools and guaranty associations;
•Expanding the scope of coverage under existing policies; e.g. following large disasters;
•Further regulating the terms of insurance and reinsurance contracts; or
•Disproportionately benefiting the companies of one country over those of another.
Our international business is subject to applicable laws and regulations relating to sanctions and foreign corrupt practices, the violation of which could adversely affect our operations.
We must comply with all applicable economic and financial sanctions, other trade controls and anti-bribery laws and regulations of the U.S. and other foreign jurisdictions where we operate, including Bermuda, the U.K. and the European Community. U.S. laws and regulations applicable to us include the economic trade sanctions laws and regulations administered by the U.S. Department of Treasury’s Office of Foreign Assets Control as well as certain laws administered by the U.S. Department of State. In addition, we are subject to the Foreign Corrupt Practices Act and other anti-bribery laws, such as the Irish Criminal Justice (Corruption Offences) Act, the Bermuda Bribery Act and the U.K. Bribery Act, which generally bar corrupt payments or unreasonable gifts. Although we have policies and controls in place that are designed to ensure compliance with these laws and regulations, it is possible that an employee or an agent acting on our behalf, could fail to comply with applicable laws and regulations and due to the complex nature of the risks, it may not always be possible for us to ascertain compliance with such laws and regulations. In such event, we could be exposed to civil penalties, criminal penalties and other sanctions, including fines or other unintended punitive actions. In addition, such violations could damage our business and/or our reputation. All of the foregoing could have a material adverse effect on our financial condition and operating results.

Risks Related to the Ownership of our Securities
In addition to the risks to our business listed above, there are certain other risks related to the ownership of our securities.
The price of our common shares may be volatile.
There has been significant volatility in the market for equity securities in recent years. During 2020, 2019, and 2018 the price of our common shares fluctuated from a low of $33.29 to a high of $65.80, a low of $50.95 to a high of $67.25 and a low of $47.86 to a high of $60.12, respectively. The price of our common shares may not remain at or exceed current levels. The following factors, in addition to those described in other risk factors above, may have a material adverse effect on the market price of our common stock:
•actual or anticipated variations in our quarterly results, including as a result of catastrophes or our investment performance;
•any share repurchase program;
•changes in market valuation of companies in the insurance/reinsurance industry;
•changes in expectations of future financial performance or changes in estimates of securities analysts;
•fluctuations in stock market processes and volumes;
•issuances or sales of common shares or other securities in the future;
•the addition or departure of key personnel;
•changes in tax law; and
•announcements by us or our competitors of acquisitions, investments or strategic alliances.
Stock markets in the U.S. continue to experience volatile price and volume fluctuations. Such fluctuations, as well as the general political situation, current economic conditions or interest rate or currency rate fluctuations, could materially adversely affect the market price of our stock.
Our ability to pay dividends and to make payments on indebtedness may be constrained by our holding company structure.
AXIS Capital is a holding company and has no direct operations of its own. AXIS Capital has no significant operations or assets other than its ownership of the shares of its operating insurance and reinsurance subsidiaries, AXIS Specialty Bermuda, AXIS Re SE, AXIS Specialty Europe, the Members of Lloyd's (AXIS Corporate Capital UK Limited and AXIS Corporate Capital UK II Limited), AXIS Re U.S., AXIS Specialty U.S., AXIS Surplus and AXIS Insurance Co. (collectively, our "Insurance Subsidiaries"). Dividends and other permitted distributions from our Insurance Subsidiaries (in some cases through our subsidiary holding companies) are our primary source of funds to meet ongoing cash requirements, including debt service payments and other expenses, and to pay dividends to our shareholders. Our Insurance Subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends and make distributions. In addition, certain jurisdictions may consider imposing dividend restrictions on insurance companies in response to the COVID-19 pandemic which, if enacted, could further limit our Insurance Subsidiaries’ ability to declare and pay dividends and make distributions (refer to (refer to "The ultimate scale and scope of the ongoing, novel coronavirus (COVID-19) pandemic is currently unknown and is expected to continue to adversely impact our business. The overall impact on our business, results of operations, financial condition or liquidity could be material." above). The inability of our Insurance Subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have a material adverse effect on our business and our ability to pay dividends and make payments on our indebtedness.
AXIS Capital is a Bermuda company and it may be difficult to enforce judgments against it or its directors and executive officers.
AXIS Capital is incorporated pursuant to the laws of Bermuda and our business is based in Bermuda. In addition, some of our directors and officers reside outside the U.S., and all or a substantial portion of our assets and the assets of such persons are located in jurisdictions outside the U.S. As a result, it may be difficult or impossible to effect service of process within the U.S. upon those persons or to recover against us or them on judgments of U.S. courts, including judgments predicated upon civil liability provisions of the U.S. federal securities laws. Further, it may not be possible to bring a claim in Bermuda against us or our directors and officers for violation of U.S. federal securities laws because these laws may have no extraterritorial application under Bermuda law and do not have force of law in Bermuda. A Bermuda court may, however, impose civil liability, including the possibility of monetary damages, on us or our directors and officers in a suit brought in the Supreme Court of Bermuda if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law.
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
The Insurance Act in Bermuda requires that where the shares of a registered insurer or reinsurer, or the shares of its parent, are traded on a recognized stock exchange, and a person becomes a 10%, 20%, 33% or 50% shareholder controller of that insurer or reinsurer, that person shall, within 45 days, notify the BMA in writing that they have become such a controller. In addition, a person who is a shareholder controller of a class 4 insurer or reinsurer (such as AXIS Specialty Bermuda) whose shares or shares of its parent company are traded on a recognized stock exchange must serve the BMA with a notice in writing that he has reduced or disposed of his holding in the insurer or reinsurer where the proportion of voting rights in the insurer or reinsurer held by him will have reached or has fallen below 10%, 20%, 33% or 50%, as the case may be, not later than 45 days after such disposal. The definition of shareholder controller is set out in the Insurance Act but generally refers to a person who (i) holds 10% or more of the shares carrying rights to vote at a shareholders’ meeting of the registered insurer or reinsurer or its parent; (ii) is entitled to exercise 10% or more of the voting power at any shareholders meeting of the registered insurer or reinsurer or its parent; or (iii) is able to exercise significant influence over the management of the registered insurer or reinsurer or its parent by virtue of its shareholding or its entitlement to exercise, or control the exercise of, the voting power at any shareholders’ meeting. The BMA may object to any person holding 10% or more of our common shares if it appears to the BMA that such person is not, or is no longer, a fit and proper person to be such a holder. In such a case, the BMA may require the shareholder to reduce its holding of common shares and direct, among other things, that voting rights attaching to the common shares shall not be exercisable. A person who does not comply with such a notice or direction from the BMA will be guilty of an offense.
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
The CBI has three months from the date of submission of a notification within which to oppose the proposed transaction if the CBI is not satisfied as to the suitability of the acquirer in view of the necessity "to ensure prudent and sound management of the insurance or reinsurance undertaking concerned". Any person owning 10% or more of the capital or voting rights or an amount that makes it possible to exercise a significant influence over the management of AXIS Capital would be considered to have a "qualifying holding" in AXIS Specialty Europe and AXIS Re SE.
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
Risks Related to Taxation
We may become subject to taxes in Bermuda after March 31, 2035, which may have an adverse effect on our results of operations.
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
Our non-U.S. companies may be subject to U.S. tax that may have an adverse effect on our results of operations.
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
Changes in U.S. tax law could adversely affect us.
The 2017 Tax Cuts and Jobs Act ("U.S. Tax Reform"), which included certain provisions that were intended to eliminate some perceived tax advantages of companies (including insurance and reinsurance companies) that have legal domiciles outside the U.S., but have certain U.S. connections, significantly altered existing U.S. federal domestic and international income tax law. Among other things, the U.S. Tax Reform reduced the U.S. corporate tax rate, made extensive changes to the international tax system, eliminated the corporate alternative minimum tax system, modified the loss reserve discounting methodology, and changed the proration percentage on tax-favored investments. Furthermore, under the U.S. Tax Reform, certain U.S. corporations that make deductible payments, including reinsurance premiums, to foreign affiliates in excess of certain amounts are now required to pay a base erosion minimum tax. Moreover, if new legislation increases the U.S. corporate tax rate, our results of operations could be materially adversely affected.
Our non-U.K. companies may be subject to U.K. tax that may have an adverse effect on our results of operations.
We intend to operate in such a manner so that none of our non-U.K. companies are resident in the U.K. for tax purposes and that none of our non-U.K. resident companies, other than AXIS Specialty Europe and AXIS Specialty U.S. Services, Inc., have a permanent establishment in the U.K. Accordingly, we expect that none of our non-U.K. resident companies, other than AXIS Specialty Europe and AXIS Specialty U.S. Services, Inc., will be subject to U.K. tax. Nevertheless, because neither case law nor U.K. statutes conclusively define the activities that constitute trading in the U.K. through a permanent establishment, the U.K. tax authority might contend successfully that one or more of our non-U.K. companies, in addition to AXIS Specialty Europe and AXIS Specialty U.S. Services, Inc., is trading in the U.K. through a permanent establishment in the U.K. and therefore subject to U.K. tax.
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
The U.K. diverted profits tax ("DPT") is separate from U.K. corporation tax and is charged at a higher rate. It is an anti-avoidance measure aimed at protecting the U.K. tax base against the artificial diversion of profits that are being earned by activities carried out in the U.K. but which are not otherwise being taxed in the U.K., in particular as a result of arrangements between companies in the same multinational group. The U.K. network of double tax treaties does not offer protection from a DPT charge. In the event that the rules apply to certain arrangements, upfront payment of the U.K. tax authority’s estimate of the deemed tax liability may be required. If any of our non-U.K. companies is liable to DPT, our results could be materially adversely affected.
Changes in U.K. tax law could adversely affect us.
AXIS Specialty Europe, AXIS Specialty U.S. Services, Inc. and our U.K. resident companies are treated as taxable in the U.K. Any change in the basis or rate of U.K. corporation tax could materially adversely affect the operations of these companies.
Our non-Irish companies may be subject to Irish tax that may have an adverse effect on our results of operations.
We intend to operate our non-Irish resident companies in such a manner so that none of our non-Irish resident companies are resident in Ireland for tax purposes and are not treated as carrying on a trade through a branch or agency in Ireland.
Accordingly, we expect that none of our non-Irish resident companies will be subject to Irish corporation tax. Nevertheless, since the determination as to whether a company is resident in Ireland is a question of fact to be determined based on a number of different factors and since neither case law nor Irish legislation conclusively defines the activities that constitute trading in Ireland through a branch or agency, the Irish Revenue Commissioners might contend successfully that one or more of our non-Irish companies is resident in or otherwise trading through a branch or agency in Ireland and therefore subject to Irish corporation tax. If this were the case, our results of operations could be materially adversely affected.
Changes in Irish tax law could adversely affect us.
Trading income derived from the insurance and reinsurance business carried on in Ireland by AXIS Specialty Europe and AXIS Re SE is generally taxed in Ireland at a rate of 12.5%. Over the past number of years, various E.U. member states have, from time to time, called for harmonization of the corporate tax base within the E.U. Ireland, along with other member states, has consistently resisted any movement towards standardized corporate tax rates or tax base in the E.U. The Government of Ireland has also made clear its commitment to retain the 12.5% rate of corporation tax. If, however, tax laws in Ireland change so as to increase the general corporation tax rate, our results of operations could be materially adversely affected.
If investments held by AXIS Specialty Europe SE or AXIS Re SE are determined not to be integral to the insurance and reinsurance business carried on by those companies, additional Irish tax could be imposed and our business and financial results could be adversely affected.
Based on administrative practice, taxable income derived from investments made by AXIS Specialty Europe and AXIS Re SE is generally taxed in Ireland at the rate of 12.5% on the grounds that such investments either form part of the permanent capital required by regulatory authorities, or are otherwise integral to the insurance and reinsurance business carried on by those companies. AXIS Specialty Europe and AXIS Re SE intend to operate in such a manner so that the level of investments held by such companies does not exceed the amount that is integral to the insurance and reinsurance business carried on by AXIS Specialty Europe and AXIS Re SE. If, however, investment income earned by AXIS Specialty Europe or AXIS Re SE is deemed to be non-trading income, Irish corporation tax could apply to such investment income at a rate higher than the general 12.5% rate, and our results of operations could be materially adversely affected.
Our operations may be adversely affected by a transfer pricing adjustment in computing taxable profits.
Any affiliated arrangements between contracting parties established in different jurisdictions are subject to transfer pricing regimes. Consequently, if any arrangement (including any reinsurance or financing arrangements) is found not to be on arm’s length terms, an adjustment will be required to compute taxable profits as if the arrangement were on arm’s length terms. Any transfer pricing adjustment could materially adversely impact the tax charge suffered by the relevant tax-paying company.
Effective January 1, 2016, Bermuda implemented country by country reporting ("CBCR") whereby multinational groups are required to report details of their operations and intra-group transactions in each jurisdiction. It is possible that our approach to transfer pricing may become subject to greater scrutiny from the tax authorities in the jurisdictions in which we operate, which may lead to transfer pricing audits in the future.
Changes in tax laws resulting from the recommendations of the Organization for Economic Corporation and Development ("OECD") could materially adversely affect us.
The OECD launched a global initiative among member and non-member countries on measures to limit harmful tax competition, known as the "Base Erosion and Profit Shifting" ("BEPS") project and, in 2015, published reports containing a suite of recommended actions. These measures are largely directed at counteracting the effects of low-tax and preferential tax regimes in countries around the world, including expanding the definition of permanent establishment and updating the rules for attributing profits to permanent establishments, tightening transfer pricing rules to ensure that outcomes are in line with value creation, neutralizing the effect of hybrid financial instruments and limiting the deductibility of interest costs for tax purposes and preventing double tax treaty abuse. Many countries have changed or announced future changes to their tax laws in response to the BEPS project. In particular, the E.U. has sought to harmonize the response of member states to the BEPS reports via the Anti-Tax Avoidance Directives ("the ATAD and the ATAD II"). The ATAD and the ATAD II require all E.U. member states to apply certain specified anti-avoidance measures, including a controlled foreign companies regime, limitations on interest deduction and anti-hybrid rules. Changes to tax laws and additional reporting requirements could increase the tax burden and the complexity and cost of tax compliance.
On May 31, 2019, the OECD published a "Programme of Work", designed to address the tax challenges created by an increasingly digitalized economy. This was divided into two pillars. Pillar One addresses the broader challenge of a digitalized economy and focuses on the allocation of group profits among taxing jurisdictions, based on a market-based concept rather than the historical "permanent establishment" concept. Pillar Two addresses the remaining BEPS risk of profit shifting to entities in low tax jurisdictions, by introducing a global minimum tax and a proposed tax on base eroding payments, which would operate through a denial of a deduction or the imposition of source-based taxation (including withholding tax) on certain payments. The OECD published detailed blueprints of its proposals on October 14, 2020 and public consultations were held virtually in January 2021. The OECD's stated aim is to bring the process to a successful conclusion by mid-2021. However, at this stage, it is not known what the outcome will be from the consultations or when any legislative changes resulting from the OECD's recommendations would be implemented. To date, the proposal has been drawn broadly and could have a material adverse impact on our operations and results.
General Risk Factors
Future changes in current accounting practices may adversely impact our reported financial results.
Future changes in accounting practices may result in significant additional expenses and may affect the calculation of financial statement line items. For example, this could occur if we are required to prepare information relating to prior periods or if we are required to apply new requirements retroactively.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

At December 31, 2020, we had no outstanding, unresolved comments from the SEC staff.

ITEM 2.    PROPERTIES

We maintain office facilities in Bermuda, the U.S., Europe, Singapore, and Canada. We own the building in which our office is located in Dublin, Ireland, and we lease office space in the other countries. We renew and enter into leases in the ordinary course of business as required. Our global headquarters is located at 92 Pitts Bay Road, AXIS House, Pembroke HM 08, Bermuda. We believe that our office space is sufficient for us to conduct our operations for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, we are subject to routine legal proceedings, including arbitrations, arising in the ordinary course of business. These legal proceedings generally relate to claims asserted by or against us in the ordinary course of its insurance or reinsurance operations. Estimated amounts payable related to these proceedings are included in reserve for losses and loss expenses in our consolidated balance sheets.
We are not party to any material legal proceedings arising outside the ordinary course of business.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed on the New York Stock Exchange under the symbol "AXS".
On February 22, 2021, the number of holders of record of our common shares was 18. This figure does not represent the actual number of beneficial owners of our common shares because shares are frequently held in "street name" by securities dealers and others for the benefit of beneficial owners who may vote the shares.
We have a history of paying quarterly cash dividends. While we expect to continue paying comparable cash dividends in the foreseeable future, the declaration and payment of future dividends is at the discretion of our Board of Directors and will depend on many factors including, but not limited to, our net income, financial condition, business needs, capital and surplus requirements of our operating subsidiaries and regulatory and contractual restrictions, including those set forth in our credit facilities. Refer to Item 7 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources' for further details.
Issuer Purchases of Equity Securities
Common Shares
The following table shows information regarding the number of common shares repurchased:

Period	Total number of shares purchased(a) (b)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(b)
October 1-31, 2020	9	$44.98	—	—
November 1-30, 2020	29	$42.69	—	—
December 1-31, 2020	1	$51.99	—	—
Total	39		—	—
(a)In thousands.
(b)Shares are repurchased from employees to satisfy withholding tax liabilities that arise on the vesting of share-settled restricted stock units.

ITEM 6.    SELECTED FINANCIAL DATA

The following table shows selected consolidated financial information for the last five years. This data should be read in conjunction with Item 7 'Management’s Discussion and Analysis of Financial Condition and Results of Operations' and Item 8 ' Financial Statements and Supplementary Data'.

	At and for the year ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share amounts)
Selected Statements of Operations Data:
Gross premiums written	$6,826,938	$6,898,858	$6,910,065	$5,556,273	$4,970,208
Net premiums earned	4,371,309	4,587,178	4,791,495	4,148,760	3,705,625
Net investment income	349,601	478,572	438,507	400,805	353,335
Net investment gains (losses)	129,133	91,233	(150,218)	28,226	(60,525)
Net losses and loss expenses	3,281,252	3,044,798	3,190,287	3,287,772	2,204,197
Acquisition costs	929,517	1,024,582	968,835	823,591	746,876
General and administrative expenses	579,790	634,831	627,389	579,428	602,717
Interest expense and financing costs	75,049	68,107	67,432	54,811	51,360
Preferred share dividends	30,250	41,112	42,625	46,810	46,597
Net income (loss) available (attributable) to common shareholders(1) (2) (3)	$(150,674)	$282,361	$396	$(415,779)	$465,462

Per share data:
Earnings (loss) per common share	$(1.79)	$3.37	$—	$(4.94)	$5.13
Earnings (loss) per diluted common share	$(1.79)	$3.34	$—	$(4.94)	$5.08
Cash dividends declared per common share	$1.65	$1.61	$1.57	$1.53	$1.43
Weighted average common shares outstanding	84,262	83,894	83,501	84,108	90,772
Weighted average diluted common shares outstanding	84,262	84,473	84,007	84,108	91,547

Operating Ratios:(4)
Net losses and loss expenses ratio	75.1%	66.4%	66.6%	79.2%	59.5%
Acquisition cost ratio	21.3%	22.3%	20.2%	19.9%	20.2%
General and administrative expense ratio	13.2%	13.9%	13.1%	14.0%	16.2%
Combined ratio	109.6%	102.6%	99.9%	113.1%	95.9%

Selected Balance Sheet Data:
Investments	$14,258,796	$14,302,375	$13,155,560	$14,784,210	$13,459,507
Cash and cash equivalents	1,503,232	1,576,457	1,830,020	1,363,786	1,241,507
Reinsurance recoverable on unpaid and paid losses and loss expenses	4,930,842	4,205,551	3,781,902	3,338,840	2,334,922
Total assets	25,877,687	25,604,054	24,132,566	24,760,177	20,813,691
Reserve for losses and loss expenses	13,926,766	12,752,081	12,280,769	12,997,553	9,697,827
Unearned premiums	3,685,886	3,626,246	3,635,758	3,641,399	2,969,498
Debt	1,309,695	1,808,157	1,341,961	1,376,529	992,950
Total shareholders’ equity	5,295,694	5,544,008	5,030,071	5,341,264	6,272,370
Book value per common share(5)	$56.26	$56.80	$50.91	$54.91	$59.54
Book value per diluted common share(5)	$55.09	$55.79	$49.93	$53.88	$58.27
Common shares outstanding	84,353	83,959	83,586	83,161	86,441
Diluted common shares outstanding	86,143	85,489	85,229	84,745	88,317

(1)During 2020, 2019 and 2018, the Company recognized reorganization expenses of $8 million, $37 million and $67 million respectively, related to its transformation program which was launched in 2017. This program encompasses the integration of Novae Group plc ("Novae") which commenced in the fourth quarter of 2017, the realignment of our accident and health business, together with other initiatives designed to increase our efficiency and enhance our profitability while delivering a customer-centric operating model. During 2017, the Company recognized transaction and reorganization expenses of $27 million which included transaction costs incurred in connection with the acquisition of Novae, such as due diligence, legal, accounting, investment banking fees and expenses, as well as integration expenses related to the integration of Novae into the Company's operations and compensation-related costs associated with the termination of certain employees.
(2)During 2017, the Company recognized a tax expense of $42 million due to the revaluation of net deferred tax assets pursuant to the U.S. Tax Reform.
(3)During 2020, 2019, 2018 and 2017, the Company recognized amortization of value of business acquired ("VOBA") of $5 million, $27 million, $172 million and $50 million, respectively, related to the acquisition of Novae. Refer to Item 8, Note 4 to the Consolidated Financial Statements 'Goodwill and Intangible Assets' for further details.
(4)Operating ratios are calculated by dividing the respective operating expenses by net premiums earned.
(5)Book value per common share and book value per diluted common share are calculated by dividing total common shareholders’ equity by the number of common shares and diluted common share outstanding, respectively.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the years ended December 31, 2020 and 2019, and our financial condition at December 31, 2020 and 2019. This should be read in conjunction with Item 8 'Financial Statements and Supplementary Data' of this report. Unless otherwise noted, tabular dollars are in thousands, except per share amounts. Amounts may not reconcile due to rounding differences.

2020 FINANCIAL HIGHLIGHTS

2020 Consolidated Results of Operations

•Net loss attributable to common shareholders of $150.7 million, or $(1.79) per common share and diluted common share
•Operating loss(1) of $174 million, or $(2.08) per diluted common share(1)
•Gross premiums written of $6.8 billion
•Net premiums written of $4.3 billion
•Net premiums earned of $4.4 billion
•Pre-tax catastrophe and weather-related losses, net of reinsurance and reinstatement premiums, of $774 million (Insurance: $443 million; Reinsurance: $330 million), or 17.7 points, including $360 million, or 8.2 points, attributable to the COVID-19 pandemic. Other catastrophe and weather-related losses were $414 million, or 9.4 points, associated with Hurricanes Laura, Sally, Zeta and Delta, the Midwest derecho, wildfires across the West Coast of the United States and other weather-related events
•Net favorable prior year reserve development of $16 million
•Underwriting loss(2) of $326 million and combined ratio of 109.6%
•Net investment income of $350 million
•Net investment gains of $129 million
•Foreign exchange losses of $81 million

2020 Consolidated Financial Condition

•Total cash and investments of $15.8 billion; fixed maturities, cash and short-term securities comprise 87% of total cash and investments and have an average credit rating of AA-
•Total assets of $25.9 billion
•Reserve for losses and loss expenses of $13.9 billion and reinsurance recoverable on unpaid and paid losses and loss expenses of $4.9 billion
•Debt of $1.3 billion and a debt to total capital ratio(3) of 19.8%
•Common shareholders’ equity of $4.7 billion; book value per diluted common share of $55.09

(1) Operating income (loss) and operating income (loss) per diluted common share are non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. The reconciliations to the most comparable GAAP financial measures, net income (loss) available (attributable) to common shareholders and earnings (loss) per diluted common share, respectively, and a discussion of the rationale for the presentation of these items are provided in 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures Reconciliation'.
(2)Consolidated underwriting income (loss) is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to the most comparable GAAP financial measures, net income (loss), is presented in 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Results of Operations', and a discussion of the rationale for its presentation is provided in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures Reconciliation'.
(3)The debt to total capital ratio is calculated by dividing debt by total capital. Total capital represents the sum of total shareholders’ equity and debt.

OVERVIEW

Business Overview
AXIS Capital, through its operating subsidiaries, is a global provider of specialty lines insurance and treaty reinsurance with operations in Bermuda, the U.S., Europe, Singapore and Canada. Our underwriting operations are organized around our global underwriting platforms, AXIS Insurance and AXIS Re.
We provide our clients and distribution partners with a broad range of risk transfer products and services, and meaningful capacity, backed by excellent financial strength. We manage our portfolio holistically, aiming to construct the optimum portfolio of risks, consistent with our risk appetite and the development of our franchise. We nurture an ethical, entrepreneurial, disciplined and diverse culture that promotes outstanding client service, intelligent risk taking and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a global leader in specialty risks. The execution of our business strategy in 2020 included the following:

•implementing a global response strategy to help manage and mitigate the impact of the COVID-19 pandemic, spanning underwriting, investments, capital and liquidity, operations and employee welfare;

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

•re-balancing our portfolio towards less volatile lines of business that carry attractive rates;

•improving the effectiveness and efficiency of our operating platforms and processes;

•investing in data and technology capabilities, and tools to empower our underwriters and enhance the service we provide to our customers;

•broadening risk-funding sources and the development of vehicles that utilize third-party capital; and

•growing our corporate citizenship program to give back to our communities and help contribute to a more sustainable future.

For discussion of our results of operations and changes in financial condition for year ended December 31, 2019, compared to year ended December 31, 2018, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Form 10-K, which was filed with the SEC on February 27, 2020, and such discussions are incorporated herein by reference.

Outlook

We are committed to leadership in specialty insurance and global reinsurance, where we have depth of talent and expertise. We believe we are well-positioned to succeed in the rapidly evolving marketplace. Through our hybrid strategy, we have developed substantial platforms, providing us with both balance and diversification, enabling us to take advantage of positive opportunities in either market to generate the most attractive risk-return portfolio for our shareholders. We believe our market positioning, underwriting expertise, best-in-class claims management capabilities and strong relationships with our distributors and clients will provide opportunities for increased profitability, with differences among our lines driven by our tactical response to market conditions.

Rates, terms and conditions across virtually all insurance lines and geographies continued to see accelerating improvement through the fourth quarter of 2020. We expect many specialty segments will experience further pricing improvements as carriers assess pricing, portfolio construction and account preferences through the course of 2021. The insurance market continues to improve capacity and capital remains available and willing to support business with a broad range of return hurdles in certain pockets. In this market environment, we are focusing on those lines of business and market segments that are adequately priced, and we are trading off growth for profitability in other areas.

The reinsurance market is also experiencing an improvement in rates and terms and conditions. These improvements are due to a combination of pressures on the industry including near-term drivers such as the failure of the industry to meet cost of capital in the last four years, the increased frequency of natural catastrophe events and the increased cost of retro protection together with long term drivers such as the pressure on reserve adequacy levels, low interest rates and the looming uncertainty related to social inflation. Balanced with the case for change is the strong industry capitalization. We believe the improvements will translate to a healthier and more profitable market. This environment requires a combination of strong underwriting and portfolio management mixed with smart incremental growth where returns are attractive. We have repositioned our portfolio during the last several years and believe our business is well-positioned for the current market environment.

We are encouraged by the pricing improvements that we are seeing across both the insurance and reinsurance segments. While there is positive rate momentum across most lines and markets, not all lines are at adequate levels and, in multiple cases, more rate is needed to deliver adequate returns, particularly given recent high loss experience in the market, the COVID-19 pandemic and lower interest rates. Where prices appropriately reflect these trends to deliver adequate profitability we will look to grow within our risk and volatility guidelines. With the most balanced book in the history of our company, we believe AXIS is well positioned to drive profitable growth within the current market environment.

Recent Developments Related to COVID-19

On March 11, 2020, COVID-19, a novel coronavirus outbreak, was declared a pandemic by the World Health Organization. The COVID-19 crisis upended the marketplace and society on a global scale, and its impact is still being felt within the insurance and reinsurance industry and at AXIS.

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

Reserving

We reported an estimate of $360 million for ultimate losses related to the direct impacts of the COVID-19 pandemic incurred at December 31, 2020. We also analyzed loss potential from indirect exposures, especially in casualty lines, professional lines, and credit lines. We recognize that while emerging losses in these lines of business may be more difficult to directly attribute to COVID-19, the pandemic has caused an economic and legal environment which will likely lead to an increased frequency of losses in some of these areas. With the addition of the $360 million recognized in 2020, we believe our estimate of reserve for losses and loss expenses ("loss reserves") established at December 31, 2020 adequately reflects our estimate of ultimate losses related to the COVID-19 pandemic, considering the direct and indirect impacts, for all lines of business incurred at December 31, 2020. We expect that it may take several quarters, or potentially several years, for the full impact of COVID-19 and its economic repercussions on these lines of business to fully emerge.

The estimate of ultimate losses related to the COVID-19 pandemic is subject to significant uncertainty. This uncertainty is driven by the inherent difficulty in making assumptions around the impact of the COVID-19 pandemic due to the lack of comparable events, the ongoing nature of the event, and its far-reaching impacts to world-wide economies and the health of the global population.

While we believe our estimate of loss reserves is adequate for losses and loss expenses that have been incurred at December 31, 2020, based on current facts and circumstances, we continue to monitor the appropriateness of our assumptions as new information comes to light and adjustments are made to the estimate of ultimate losses related to the COVID-19 pandemic, if there are developments that are different from previous expectations (refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment' and Item 8, Note 8 to the Consolidated Financial Statements 'Reserve for losses and loss expenses' for further details).

Actual losses for this event may ultimately differ materially from current estimates.
Underwriting

As our industry and society continue to navigate the challenges brought on by COVID-19, we are closely monitoring cash receipts from our customers and reinsurers, giving due consideration to related directives issued by certain government agencies. At December 31, 2020, we considered the potential financial impact of COVID-19 when determining allowances for expected credit losses for insurance and reinsurance premium balances receivable and reinsurance recoverable balances on unpaid losses. Based on facts and circumstances at that time, we did not adjust allowances for expected credit losses at December 31, 2020. We will continue to monitor the appropriateness of allowances for expected credit losses as new information comes to light. Adjustments to allowances for expected credit losses in subsequent periods could be material.

We review claims on an individual basis and where our policies provide coverage, we are making payments to help our insureds overcome financial setbacks.

Our underwriters have reassessed risk appetite in light of the COVID-19 pandemic, in particular as it relates to exposure to communicable diseases, viruses, pathogens and other similar risks. We have taken appropriate steps to mitigate exposure to these types of risks, including increasing pricing and adding policy terms and conditions, including exclusions. During 2020, premium volume was adversely impacted due to the disruption to society and the insurance and reinsurance marketplace on a global scale. We anticipate this trend will continue in 2021. Adjustments to premiums in subsequent periods could be material.

Capital and Liquidity
We expect cash flows generated from operations, combined with liquidity provided by our investment portfolio, to be sufficient to cover cash outflows and other contractual commitments that become due through the foreseeable future (refer to 'Capital and Liquidity' for further details).
Expense Management
In the first quarter, we reduced our 2020 expense budget by approximately $50 million based on the specific impacts of the COVID-19 pandemic on our business. These temporary expense savings were realized by reducing performance-related compensation, travel and entertainment costs, and other savings due to the pandemic and the remote working environment.

CONSOLIDATED RESULTS OF OPERATIONS

Years ended December 31,	2020	% Change	2019	% Change	2018

Underwriting revenues:
Gross premiums written	$6,826,938	(1%)	$6,898,858	—%	$6,910,065
Net premiums written	4,336,409	(3%)	4,489,615	(4%)	4,658,962
Net premiums earned	4,371,309	(5%)	4,587,178	(4%)	4,791,495
Other insurance related income (loss)	(8,089)	nm	16,444	55%	10,622
Underwriting expenses:
Net losses and loss expenses	(3,281,252)	8%	(3,044,798)	(5%)	(3,190,287)
Acquisition costs	(929,517)	(9%)	(1,024,582)	6%	(968,835)
Underwriting-related general and administrative expenses(1)	(477,968)	(5%)	(505,735)	(3%)	(519,168)
Underwriting income (loss)	$(325,517)		$28,507		$123,827

Net investment income	349,601	(27%)	478,572	9%	438,507
Net investment gains (losses)	129,133	42%	91,233	nm	(150,218)
Corporate expenses(1)	(101,822)	(21%)	(129,096)	19%	(108,221)
Foreign exchange (losses) gains	(81,069)	nm	12,041	(59%)	29,165
Interest expense and financing costs	(75,049)	10%	(68,107)	1%	(67,432)
Reorganization expenses	(7,881)	(79%)	(37,384)	(44%)	(66,940)
Amortization of value of business acquired	(5,139)	(81%)	(26,722)	(84%)	(172,332)
Amortization of intangible assets	(11,390)	(2%)	(11,597)	(16%)	(13,814)
Income (loss) before income taxes and interest in income (loss) of equity method investments	$(129,133)		$337,447		$12,542
Income tax (expense) benefit	12,321	nm	(23,692)	nm	29,486
Interest in income (loss) of equity method investments	(3,612)	nm	9,718	nm	993
Net income (loss)	$(120,424)		$323,473		$43,021
Preferred share dividends	$(30,250)	(26%)	$(41,112)	(4%)	$(42,625)
Net income (loss) available (attributable) to common shareholders	$(150,674)		$282,361		$396

nm – not meaningful
(1)Underwriting-related general and administrative expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most comparable GAAP financial measure, also included corporate expenses of $102 million, $129 million, and $108 million for 2020, 2019, and 2018, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net'' for additional information on corporate expenses. Refer also to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures Reconciliation' for further details.

Underwriting Revenues

Underwriting revenues by segment were as follows:

Years ended December 31,	2020	% Change	2019	% Change	2018

Gross premiums written:
Insurance	$4,018,399	9%	$3,675,931	(3%)	$3,797,592
Reinsurance	2,808,539	(13%)	3,222,927	4%	3,112,473
Total gross premiums written	$6,826,938	(1%)	$6,898,858	nm	$6,910,065

Percent of gross premiums written ceded:
Insurance	41%	1 pt	40%	1 pt	39%
Reinsurance	30%	1 pt	29%	4 pts	25%
Total percent of gross premiums ceded	36%	1 pt	35%	2 pts	33%

Net premiums written:
Insurance	$2,357,501	7%	$2,209,155	(5%)	$2,324,747
Reinsurance	1,978,908	(13%)	2,280,460	(2%)	2,334,215
Total net premiums written	$4,336,409	(3%)	$4,489,615	(4%)	$4,658,962

Net premiums earned:
Insurance	$2,299,038	5%	$2,190,084	(7%)	$2,362,606
Reinsurance	2,072,271	(14%)	2,397,094	(1%)	2,428,889
Total net premiums earned	$4,371,309	(5%)	$4,587,178	(4%)	$4,791,495

Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations - Results by Segment' for further details on underwriting revenues.

Underwriting Expenses

The components of the combined ratio were as follows:

Years ended December 31,	2020	% Point Change	2019	% Point Change	2018

Current accident year loss ratio excluding catastrophe and weather-related losses	57.7%	(2.9)	60.6%	(1.1)	61.7%
Catastrophe and weather-related losses ratio	17.7%	10.2	7.5%	(1.5)	9.0%
Current accident year loss ratio	75.4%	7.3	68.1%	(2.6)	70.7%
Prior year reserve development ratio	(0.3%)	1.4	(1.7%)	2.4	(4.1%)
Net losses and loss expenses ratio	75.1%	8.7	66.4%	(0.2)	66.6%
Acquisition cost ratio	21.3%	(1.0)	22.3%	2.1	20.2%
General and administrative expense ratio(1)	13.2%	(0.7)	13.9%	0.8	13.1%
Combined ratio	109.6%	7.0	102.6%	2.7	99.9%

(1)The general and administration expense ratio included corporate expenses not allocated to underwriting segments of 2.3%, 2.8% and 2.3% for 2020, 2019 and 2018, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for additional information.

Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations - Results by Segment' for further details on underwriting expenses.

RESULTS BY SEGMENT

Insurance Segment
Results for the insurance segment were as follows:

Year ended December 31,	2020	% Change	2019	% Change	2018

Revenues:
Gross premiums written	$4,018,399	9%	$3,675,931	(3%)	$3,797,592
Net premiums written	2,357,501	7%	2,209,155	(5%)	2,324,747
Net premiums earned	2,299,038	5%	2,190,084	(7%)	2,362,606
Other insurance related income	2,647	(7%)	2,858	(17%)	3,460

Expenses:
Current accident year net losses and loss expenses	(1,705,951)		(1,331,981)		(1,587,129)
Prior year reserve development	8,937		53,302		92,806
Acquisition costs	(461,533)		(468,281)		(399,193)
Underwriting-related general and administrative expenses	(378,839)		(401,963)		(395,252)

Underwriting income (loss)	$(235,701)		$44,019		$77,298

Ratios:		% Point Change		% Point Change
Current accident year loss ratio excluding catastrophe and weather-related losses	55.1%	(1.9)	57.0%	(1.5)	58.5%
Catastrophe and weather-related losses ratio	19.1%	15.3	3.8%	(4.9)	8.7%
Current accident year loss ratio	74.2%	13.4	60.8%	(6.4)	67.2%
Prior year reserve development ratio	(0.4%)	2.0	(2.4%)	1.6	(4.0%)
Net losses and loss expenses ratio	73.8%	15.4	58.4%	(4.8)	63.2%
Acquisition cost ratio	20.1%	(1.3)	21.4%	4.5	16.9%
Underwriting-related general and administrative expense ratio	16.5%	(1.8)	18.3%	1.5	16.8%
Combined ratio	110.4%	12.3	98.1%	1.2	96.9%

Gross Premiums Written
Gross premiums written by line of business were as follows:

							% Change
Year ended December 31,	2020		2019		2018		2019 to 2020	2018 to 2019

Property	$996,650	26%	$943,760	26%	$1,192,807	31%	6%	(21%)
Marine	419,405	10%	411,309	11%	367,047	10%	2%	12%
Terrorism	55,781	1%	60,120	2%	61,663	2%	(7%)	(3%)
Aviation	87,671	2%	74,670	2%	89,673	2%	17%	(17%)
Credit and political risk	156,414	4%	154,999	4%	190,433	5%	1%	(19%)
Professional lines	1,378,503	34%	1,177,274	32%	1,115,213	29%	17%	6%
Liability	763,155	19%	699,876	19%	553,461	15%	9%	26%
Accident and health	158,585	4%	144,103	4%	210,502	6%	10%	(32%)
Discontinued lines - Novae	2,235	—%	9,820	—%	16,793	—%	nm	(42%)
Total	$4,018,399	100%	$3,675,931	100%	$3,797,592	100%	9%	(3%)

nm – not meaningful

Gross premiums written in 2020 increased by $342 million, or 9%, compared to 2019. The increase was primarily attributable to professional lines, liability, property, accident and health, and aviation lines.

The increases in professional lines, liability, and property lines were due to new business and favorable rate changes. The increase in accident and health lines was due to new business. The increase in aviation lines was due to timing differences.

Ceded Premiums Written

Ceded premiums written in 2020 was $1,661 million, or 41% of gross premiums written, compared to $1,467 million, or 40% in 2019. The increase in ceded premiums written of $194 million, or 13% was primarily driven by increases in professional lines, property, liability, and marine lines, partially offset by decreases in credit and political risk, and aviation lines.

Net Premiums Earned
Net premiums earned by line of business were as follows:

							% Change
Year ended December 31,	2020		2019		2018		2019 to 2020	2018 to 2019

Property	$605,650	26%	$633,550	29%	$796,945	34%	(4%)	(21%)
Marine	293,746	13%	281,764	13%	300,944	13%	4%	(6%)
Terrorism	47,378	2%	47,345	2%	49,150	2%	—%	(4%)
Aviation	70,910	3%	55,028	3%	74,203	3%	29%	(26%)
Credit and political risk	105,869	5%	91,698	4%	102,825	4%	15%	(11%)
Professional lines	715,276	31%	661,250	30%	570,241	24%	8%	16%
Liability	313,291	14%	264,667	12%	229,373	10%	18%	15%
Accident and health	143,723	6%	144,499	7%	207,777	9%	(1%)	(30%)
Discontinued lines - Novae	3,195	—%	10,283	—%	31,148	1%	(69%)	(67%)
Total	$2,299,038	100%	$2,190,084	100%	$2,362,606	100%	5%	(7%)

Net premiums earned in 2020 increased by $109 million, or 5%, compared to 2019. The increase was primarily driven by increases in gross premiums earned in professional lines, liability, marine, and credit and political risk lines, together with decreases in ceded premiums earned in property and aviation lines, partially offset by increases in ceded premiums earned in professional lines and liability lines, and a decrease in gross premiums earned in property lines.

Loss Ratio
The components of the loss ratio were as follows:

Year ended December 31,	2020	% Point Change	2019	% Point Change	2018

Current accident year loss ratio	74.2%	13.4	60.8%	(6.4)	67.2%
Prior year reserve development ratio	(0.4%)	2.0	(2.4%)	1.6	(4.0%)
Loss ratio	73.8%	15.4	58.4%	(4.8)	63.2%

Current Accident Year Loss Ratio

The current accident year loss ratio increased to 74.2% in 2020 from 60.8% in 2019. The increase in the current accident year loss ratio was impacted by a higher level of catastrophe and weather-related losses. During 2020, catastrophe and weather-related losses, net of reinstatement premiums, were $443 million, or 19.1 points, primarily attributable to the COVID-19 pandemic, Hurricanes Laura, Sally, Zeta and Delta, and other weather-related events. During 2020, catastrophe and weather-related losses included $204 million, or 8.8 points, attributable to the COVID-19 pandemic largely associated with property-related coverages, but also included event cancellation coverages. Comparatively, in 2019, catastrophe and weather-related losses were $84 million, or 3.8 points, primarily attributable to Hurricanes Dorian, and other weather-related events.

After adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio decreased to 55.1% in 2020 from 57.0% in 2019. The decrease was principally due to improved loss experience in property, aviation, marine, and credit and political risk lines, and the impact of favorable pricing over loss trends, partially offset by changes in business mix.

Prior Year Reserve Development

Refer to Item 8, Note 8 to the Consolidated Financial Statements 'Reserve for losses and loss expenses' for details on the reserve classes, the expected claim tails, and prior year development.

Acquisition Cost Ratio

The acquisition cost ratio decreased to 20.1% in 2020 from 21.4% in 2019, associated with the acquisition of Novae. At the acquisition date, the allocation of the purchase price to the assets acquired and liabilities assumed based on estimated fair values at that date, resulted in the write-off of the deferred acquisition cost asset on Novae's balance sheet as the value of policies in-force on that date are considered within VOBA. Consequently, the absence of $1 million and $12 million of acquisition expense in 2020 and 2019, respectively, did not significantly benefit the acquisition cost ratio in 2020 and benefited the acquisition cost ratio by 0.6 points in 2019. Adjusting the acquisition cost ratio for these amounts, the acquisition cost ratio decreased by 1.9 points in 2020, compared to 2019, principally related to changes in business mix in property lines and reflecting the increase in professional lines and liability lines written in recent periods.

Underwriting-Related General and Administrative Expense Ratio

The underwriting-related general and administrative expense ratio decreased to 16.5% in 2020 from 18.3% in 2019, mainly driven by decreases in the allocation of corporate costs to the segment, travel and entertainment expenses, and professional fees, together with an increase in net premiums earned, partially offset by an increase in personnel costs.

Reinsurance Segment
Results for the reinsurance segment were as follows:

Year ended December 31,	2020	% Change	2019	% Change	2018

Revenues:
Gross premiums written	$2,808,539	(13%)	$3,222,927	4%	$3,112,473
Net premiums written	1,978,908	(13%)	2,280,460	(2%)	2,334,215
Net premiums earned	2,072,271	(14%)	2,397,094	(1%)	2,428,889
Other insurance related income (loss)	(10,736)	nm	13,586	nm	7,162

Expenses:
Current accident year net losses and loss expenses	(1,591,210)		(1,791,717)		(1,802,820)
Prior year reserve development	6,972		25,598		106,856
Acquisition costs	(467,984)		(556,301)		(569,642)
Underwriting-related general and administrative expenses	(99,129)		(103,772)		(123,916)

Underwriting income (loss)	$(89,816)		$(15,512)		$46,529

Ratios:		% Point Change		% Point Change
Current accident year loss ratio excluding catastrophe and weather-related losses	60.6%	(3.4)	64.0%	(0.8)	64.8%
Catastrophe and weather-related losses ratio	16.2%	5.5	10.7%	1.3	9.4%
Current accident year loss ratio	76.8%	2.1	74.7%	0.5	74.2%
Prior year reserve development ratio	(0.4%)	0.6	(1.0%)	3.4	(4.4%)
Net losses and loss expenses ratio	76.4%	2.7	73.7%	3.9	69.8%
Acquisition cost ratio	22.6%	(0.6)	23.2%	(0.3)	23.5%
Underwriting-related general and administrative expense ratio	4.8%	0.5	4.3%	(0.8)	5.1%
Combined ratio	103.8%	2.6	101.2%	2.8	98.4%

nm – not meaningful

Gross Premiums Written:
Gross premiums written by line of business were as follows:

							% Change
Year ended December 31,	2020		2019		2018		2019 to 2020	2018 to 2019

Catastrophe	$551,143	19%	$718,514	24%	$536,243	17%	(23%)	34%
Property	245,744	9%	304,166	9%	342,789	11%	(19%)	(11%)
Credit and surety	232,699	8%	269,733	8%	329,126	11%	(14%)	(18%)
Professional lines	312,935	11%	261,072	8%	268,181	9%	20%	(3%)
Motor	304,439	11%	334,887	10%	499,727	16%	(9%)	(33%)
Liability	618,913	22%	546,479	17%	438,767	14%	13%	25%
Engineering	25,886	1%	57,028	2%	60,358	2%	(55%)	(6%)
Agriculture	70,500	3%	224,961	7%	226,246	7%	(69%)	(1%)
Marine and aviation	73,103	3%	74,781	2%	44,741	1%	(2%)	67%
Accident and health	371,828	13%	432,670	13%	365,660	12%	(14%)	18%
Discontinued lines - Novae	1,349	—%	(1,364)	—%	635	—%	nm	nm
Total	$2,808,539	100%	$3,222,927	100%	$3,112,473	100%	(13%)	4%

nm – not meaningful

Gross premiums written in 2020 decreased by $414 million, or 13%, ($401 million, or 12% on a constant currency basis), compared to 2019. The decrease was primarily attributable to catastrophe, agriculture, accident and health, property, credit and surety, engineering, and motor lines, partially offset by increases in liability and professional lines.

The decreases in catastrophe, agriculture, and property lines were driven by non-renewals and decreased line sizes associated with the repositioning of the portfolio. The decrease in accident and health lines was due to non-renewals following the decision to exit the Middle East business. The decrease in credit and surety lines was attributable to reduced business opportunities due to the COVID-19 pandemic. The decrease in engineering lines was due to non-renewals following the decision to exit this line of business. The decrease in motor lines was largely attributable to premium adjustments. The increases in liability and professional lines were driven by premium adjustments, and favorable market conditions associated with renewals and new business.

Ceded Premiums Written

Ceded premiums written in 2020 was $830 million, or 30%, of gross premiums written, compared to $942 million, or 29%, in 2019. The decrease in ceded premiums written of $113 million, or 12%, was primarily driven by decreases in catastrophe, accident and health, credit and surety, and agriculture lines, partially offset by increases in liability, professional lines, and motor lines.

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

Net Premiums Earned

Net premiums earned by line of business were as follows:

							% Change
Year ended December 31,	2020		2019		2018		2019 to 2020	2018 to 2019

Catastrophe	$244,934	12%	$267,591	10%	$250,016	12%	(8%)	7%
Property	256,244	12%	311,625	13%	317,038	13%	(18%)	(2%)
Credit and surety	187,721	9%	208,717	9%	250,276	10%	(10%)	(17%)
Professional lines	207,605	10%	206,328	9%	220,687	9%	1%	(7%)
Motor	255,916	12%	398,565	17%	438,693	18%	(36%)	(9%)
Liability	396,906	19%	373,664	16%	363,292	15%	6%	3%
Engineering	60,521	3%	63,899	3%	67,932	3%	(5%)	(6%)
Agriculture	73,696	4%	188,925	8%	176,435	7%	(61%)	7%
Marine and aviation	53,516	3%	59,209	2%	35,570	1%	(10%)	66%
Accident and health	333,996	16%	319,619	13%	299,813	12%	4%	7%
Discontinued lines - Novae	1,216	—%	(1,048)	—%	9,137	—%	nm	nm
Total	$2,072,271	100%	$2,397,094	100%	$2,428,889	100%	(14%)	(1%)

nm – not meaningful

Net premiums earned in 2020 decreased by $325 million, or 14%, ($294 million or 12% on a constant currency basis), compared to 2019. The decrease was primarily driven by decreases in gross premiums earned in agriculture, motor, catastrophe, property, and credit and surety lines, together with an increase in ceded premiums earned in liability lines, partially offset by decreases in ceded premiums earned in catastrophe and agriculture lines, and an increase in gross premiums earned in liability lines.

Other Insurance Related Income (Loss)

Other insurance related loss was $11 million in 2020, compared to other insurance related income of $14 million in 2019. The decrease of $24 million was primarily due to the recognition of a full limit loss of $10 million associated with the WHO pandemic risk-linked swap and a decrease in fees associated with arrangements with strategic capital partners.

Loss Ratio

The components of the loss ratio were as follows:

Year ended December 31,	2020	% Point Change	2019	% Point Change	2018

Current accident year loss ratio	76.8%	2.1	74.7%	0.5	74.2%
Prior year reserve development ratio	(0.4%)	0.6	(1.0%)	3.4	(4.4%)
Loss ratio	76.4%	2.7	73.7%	3.9	69.8%

Current Accident Year Loss Ratio

The current accident year loss ratio increased to 76.8% in 2020 from 74.7% in 2019. The increase in the current accident year loss ratio was impacted by a higher level of catastrophe and weather-related losses. During 2020, catastrophe and weather-related losses, net of reinstatement premiums, were $330 million, or 16.2 points, primarily attributable to the COVID-19 pandemic, the Midwest derecho, Hurricane Laura, wildfires across the West Coast of the United States, and other weather-related events. During 2020, catastrophe and weather-related losses included $156 million, or 7.6 points, attributable to the COVID-19 pandemic largely associated with property-related coverages, but also included accident and health, and mortgage-related coverages.

Comparatively, in 2019, catastrophe and weather-related losses, net of reinstatement premiums, were $252 million or 10.7 points, primarily attributable to Japanese Typhoons Hagibis, Faxai and Tapah, Hurricane Dorian, Australia Wildfires, and other weather-related events.

After adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio decreased to 60.6% in 2020 from 64.0% in 2019. The decrease was principally due to changes in business mix and improved loss experience in agriculture and aviation lines.

Prior Year Reserve Development

Refer to Item 8, Note 8 to the Consolidated Financial Statements 'Reserve for losses and loss expenses' for details on the reserve classes, the expected claim tails, and prior year development.

Acquisition Cost Ratio:

The acquisition cost ratio decreased to 22.6% in 2020 from 23.2% in 2019, principally related to changes in business mix and the impact of retrocessional contracts.

Underwriting-Related General and Administrative Expense Ratio

The underwriting-related general and administrative expense ratio increased to 4.8% in 2020 from 4.3% in 2019, mainly driven by decreases in net premium earned and fees associated with arrangements with strategic capital partners, partially offset by a decrease in travel and entertainment expenses.

NET INVESTMENT INCOME AND NET INVESTMENT GAINS (LOSSES)

Net Investment Income

Net investment income from our cash and investment portfolio by major asset class was as follows:

Year ended December 31,	2020	% Change	2019	% Change	2018

Fixed maturities	$317,121	(17%)	$384,053	8%	$356,273
Other investments	16,059	(73%)	60,038	23%	48,959
Equity securities	9,328	(11%)	10,434	4%	10,077
Mortgage loans	15,432	5%	14,712	8%	13,566
Cash and cash equivalents	13,582	(49%)	26,882	(2%)	27,566
Short-term investments	2,749	(61%)	7,053	(25%)	9,365
Gross investment income	374,271	(26%)	503,172	8%	465,806
Investment expense	(24,670)	—%	(24,600)	(10%)	(27,299)
Net investment income	$349,601	(27%)	$478,572	9%	$438,507

Pre-tax yield:(1)
Fixed maturities	2.6%		3.2%		3.0%

(1)Pre-tax yield is calculated by dividing net investment income by the average month-end amortized cost balances.
Fixed Maturities
2020 versus 2019: Net investment income in 2020 decreased by $67 million or 17%, compared to 2019 due to a decrease in yields and a smaller allocation of the portfolio to fixed maturities.

Other Investments
Other investments include hedge funds, direct lending funds, private equity funds, real estate funds, other privately held investments, an indirect investment in CLO-Equities and overseas deposits. These investments are recorded at fair value, with changes in fair value and income distributions reported in net investment income. Consequently, the pre-tax return on other investments may vary materially year over year, particularly during volatile equity and credit markets.

Net investment income from other investments was as follows:

Year ended December 31,	2020	2019	2018

Hedge, direct lending, private equity and real estate funds	$16,267	$42,186	$40,295
Other privately held investments	5,809	18,050	2,036
CLO-Equities	(6,017)	(198)	6,628
Total net investment income from other investments(1)	$16,059	$60,038	$48,959

Pre-tax return on other investments(2)	2.2%	8.5%	6.4%

(1)Excluding overseas deposits.
(2)The pre-tax return on other investments is calculated by dividing total net investment income from other investments by the average month-end fair value balances held for the periods indicated, excluding overseas deposits.
2020 versus 2019: Pre-tax return on other investments in 2020 decreased to 2.2% compared to 8.5% in 2019. The decrease was primarily attributable to lower returns from direct lending and real estate funds and a realized gain of $13 million associated with the sale of a privately held investment in 2019.
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

Net investment gains (losses) were as follows:

Year ended December 31,	2020	2019	2018

On sale of investments:
Fixed maturities and short-term investments	$92,119	$36,645	$(96,086)
Equity securities	19,808	3,126	17,046
	111,927	39,771	(79,040)
Allowance for expected credit losses	(323)	—	—
Impairment losses (1)	(1,486)	—	—
OTTI losses	—	(6,984)	(9,733)
Change in fair value of investment derivatives	(2,434)	(1,823)	5,445
Net unrealized gains (losses) on equity securities	21,449	60,269	(66,890)
Net investment gains (losses)	$129,133	$91,233	$(150,218)

(1) Related to instances where the Company intends to sell securities, or it is more likely than not that the Company will be required to sell securities before their anticipated recovery.
2020 versus 2019: Net investment gains in 2020 were $129 million compared to net investment gains of $91 million in 2019. Net investment gains reported in 2020 mainly reflected net realized gains on the sale of U.S Government, agency RMBS and exchange traded funds and net unrealized gains on equity securities. Net investment gains reported in 2019 mainly reflected net unrealized gains on equity securities and net realized gains on the sale of U.S. government and agency RMBS.

On Sale of Investments
Generally, sales of individual securities occur when there are changes in the relative value, credit quality, or duration of a particular issue. We may also sell securities to re-balance our investment portfolio in order to change exposure to particular asset classes or sectors.

Impairment and OTTI Losses

The impairment losses (refer to 'Critical Accounting Estimates – Impairment losses' for further details) recognized in net income by asset class were as follows:

2020 versus 2019: Impairment losses in 2020 were $1 million compared to OTTI losses of $7 million in 2019. The impairment losses in 2020 were principally due to impairments of non-investment grade corporate debt securities that we intend to sell or more likely than not will be required to sell. OTTI losses in 2019 included impairments on non-U.S. denominated securities due to foreign exchange losses associated with the strengthening of the U.S. dollar against the pound sterling and the euro and impairments on non-investment grade corporate debt securities that had declined significantly in value.
Change in Fair Value of Investment Derivatives
From time to time, we economically hedge foreign exchange exposure and interest rate risk with derivative contracts.
During 2020, foreign exchange hedges resulted in $2 million of net losses which primarily related to securities denominated in euro which experienced volatility during 2020.
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
Total return on cash and investments was as follows:

Year ended December 31,	2020	2019	2018

Net investment income	$349,601	$478,572	$438,507
Net investments gains (losses)	129,133	91,233	(150,218)
Change in net unrealized gains (losses) on fixed maturities(1)	269,937	385,364	(191,529)
Interest in income (loss) of equity method investments	(3,612)	9,718	993
Total	$745,059	$964,887	$97,753

Average cash and investments(2)	$15,562,097	$15,322,688	$15,361,287

Total return on average cash and investments, pre-tax:
Including investment related foreign exchange movements	4.8%	6.3%	0.6%
Excluding investment related foreign exchange movements(3)	4.4%	6.1%	0.9%

(1)Change in net unrealized gains (losses) on fixed maturities is calculated by taking net unrealized gains (losses) at period end less net unrealized gains (losses) at the prior period end.
(2)The average cash and investments balance is calculated by taking the average of the period end fair value balances.
(3)Pre-tax total return on cash and investments excluding foreign exchange rate movements is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to pre-tax total return on cash and investments, the most comparable GAAP financial measure, included foreign exchange gains (losses) of $55 million, $25 million and $(48) million for the years ended December 31, 2020, 2019 and 2018, respectively.

OTHER EXPENSES (REVENUES), NET

The following table provides a summary of other expenses (revenues), net:

Year ended December 31,	2020	% Change	2019	% Change	2018

Corporate expenses	$101,822	(21%)	$129,096	19%	$108,221
Foreign exchange losses (gains)	81,069	nm	(12,041)	nm	(29,165)
Interest expense and financing costs	75,049	10%	68,107	1%	67,432
Income tax expense (benefit)	(12,321)	nm	23,692	nm	(29,486)
Total	$245,619		$208,854		$117,002

nm – not meaningful

Corporate Expenses

Corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses decreased to 2.3% in 2020 from 2.8% in 2019.

The decrease in corporate expenses in 2020 was primarily related to decreases in information technology costs, travel and entertainment costs, personnel costs, and professional fees, partially offset by a decrease in the allocation of corporate costs to the insurance segment.

Foreign Exchange Losses (Gains)

Some of our business is written in currencies other than the U.S. dollar. Foreign exchange losses in 2020 were mainly driven by the impact of the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling and the euro.

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

Interest expense and financing costs increased by $7 million in 2020, compared to 2019, due to the issuance of the 3.900% Senior Notes on June 19, 2019 and the issuance of the Junior Subordinated Notes on December 10, 2019, partially offset by the repayment of the 2.650% Senior Notes on April 1, 2019 and the repayment of the 5.875% Senior Notes on June 1, 2020.

Income Tax Expense (Benefit)

Income tax expense (benefit) primarily results from income (loss) generated by our foreign operations in the U.S. and Europe. Our effective tax rate, which is calculated as income tax expense (benefit), divided by income (loss) before tax including interest in income (loss) of equity method investments, was 9.3%, 6.8%, and (217.9%) in 2020, 2019, and 2018, respectively. This effective rate can vary between years depending on the distribution of net income (loss) among tax jurisdictions, as well as other factors

The tax benefit of $12 million in 2020 was principally due to the generation of pre-tax losses in our U.K. operations.

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

FINANCIAL MEASURES

We believe that the following financial indicators are important in evaluating performance and measuring the overall growth in value generated for common shareholders:

Year ended and at December 31,	2020	2019	2018

Return on average common equity(1)	(3.2%)	6.3%	—%
Operating return on average common equity(2)	(3.7%)	4.7%	3.6%
Book value per diluted common share(3)	$55.09	$55.79	$49.93
Cash dividends declared per common share	$1.65	$1.61	$1.57
Increase (decrease) in book value per diluted common share adjusted for dividends	$0.95	$7.47	$(2.38)

(1)    Return on average common equity ("ROACE") is calculated by dividing net income (loss) available (attributable) to common shareholders for the year by the average common shareholders' equity determined using the common shareholders' equity balances at the beginning and end of the year.
(2)    Operating return on average common equity ("operating ROACE"), a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to the most comparable GAAP financial measure, ROACE, and a discussion of the rationale for its presentation is provided in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures Reconciliation'.
(3)    Book value per diluted common share represents common shareholders’ equity divided by the number of diluted common share outstanding, determined using the treasury stock method. Cash-settled restricted stock units are excluded.

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

ROACE reflects the impact of net income (loss) available (attributable) to common shareholders, including net investment gains (losses), foreign exchange losses (gains), reorganization expenses, and interest in income (loss) of equity method investments.

The decrease in ROACE in 2020 compared to 2019, was primarily driven by the underwriting loss, a decrease in net investment income, and the foreign exchange losses, partially offset by an increase in net investment gains, the income tax benefit, and decreases in corporate expenses, reorganization expenses, and the amortization of value of business acquired ("VOBA") associated with the acquisition of Novae.

Operating ROACE excludes the impact of net investment gains (losses), foreign exchange losses (gains), reorganization expenses, and interest in income (loss) of equity method investments.

The decrease in operating ROACE in 2020, compared to 2019, was primarily driven by the underwriting loss and a decrease in investment income, partially offset by the income tax benefit, and decreases in corporate expenses and the amortization of VOBA associated with the acquisition of Novae.

Book Value per Diluted Common Share

We consider book value per diluted common share to be an appropriate measure of returns to common shareholders, as we believe growth in book value on a diluted basis will ultimately translate into appreciation of our stock price.

In 2020, book value per diluted common share decreased by 1%, due to the net loss generated and common dividends declared, partially offset by net unrealized investment gains reported in other comprehensive income.

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

Cash Dividends Declared per Common Share

We believe in returning excess capital to shareholders by way of dividends. Accordingly, dividend policy is an integral part of the value we create for shareholders. Our Board of Directors have approved seventeen successive annual increases in quarterly common share dividends.

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

In 2020, the increase in total value of $0.95, or 2%, was driven by net unrealized investment gains recognized in other comprehensive income, partially offset by the net loss generated for the year.

In 2019, the increase in total value of $7.47, or 15%, was driven by net income generated and net unrealized investment gains reported in other comprehensive income.

NON-GAAP FINANCIAL MEASURES RECONCILIATION

Years ended December 31,	2020	2019	2018

Net income (loss) available (attributable) to common shareholders	$(150,674)	$282,361	$396
Net investment (gains) losses(1)	(129,133)	(91,233)	150,218
Foreign exchange losses (gains)(2)	81,069	(12,041)	(29,165)
Reorganization expenses(3)	7,881	37,384	66,940
Interest in (income) loss of equity method investments(4)	3,612	(9,718)	(993)
Income tax expense (benefit)	13,023	6,656	(26,697)
Operating income (loss)	$(174,222)	$213,409	$160,699

Earnings (loss) per diluted common share (5)	$(1.79)	$3.34	$—
Net investment (gains) losses	(1.53)	(1.08)	1.79
Foreign exchange losses (gains)	0.96	(0.14)	(0.35)
Reorganization expenses	0.09	0.44	0.80
Interest in (income) loss of equity method investments	0.04	(0.12)	(0.01)
Income tax expense (benefit)	0.15	0.08	(0.32)
Operating income (loss) per diluted common share(5)	$(2.08)	$2.52	$1.91

Weighted average diluted common shares outstanding(6)	84,262	84,473	84,007

Average common shareholders' equity	$4,757,351	$4,512,040	$4,410,668

Return on average common equity	(3.2%)	6.3%	—%

Operating return on average common equity	(3.7%)	4.7%	3.6%

nm – not meaningful
(1)Tax cost (benefit) of $18 million, $12 million and $(12) million for the years ended December 31, 2020, 2019 and 2018, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.
(2)Tax cost (benefit) of $(4) million, $1 million and $(4) million for the years ended December 31, 2020, 2019 and 2018, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.
(3)Tax (benefit) of $(1) million, $(7) million and $(11) million for the years ended December 31, 2020, 2019 and 2018, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.
(4)Tax cost (benefit) of $nil for the years ended December 31, 2020, 2019, respectively and $0.3 million for the year ended December 31, 2018, Tax impact is estimated by applying the statutory rates of applicable jurisdictions.
(5)Loss per diluted common share and operating loss per diluted common share for the year ended December 31, 2020, were calculated using weighted average common shares outstanding due to the net loss attributable to common shareholders and the operating loss recognized in the year.
(6)Refer to Item 8, Note 13 to the Consolidated Financial Statements 'Earnings Per Common Share' for further details.

Rationale for the Use of Non-GAAP Financial Measures
We present our results of operations in the way we believe will be meaningful and useful to investors, analysts, rating agencies and others who use our financial information to evaluate our performance. Some of the measurements we use are considered non-GAAP financial measures under SEC rules and regulations. In this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), we present underwriting-related general and administrative expenses, consolidated underwriting income (loss), operating income (loss) (in total and on a per share basis), operating return on average common equity ("operating ROACE"), amounts presented on a constant currency basis, and pre-tax total return on cash and investments excluding foreign exchange movements which are non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. We believe that these non-GAAP financial measures, which may be defined and calculated differently by other companies, help explain and enhance the understanding of our results of operations. However, these measures should not be viewed as a substitute for those determined in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").
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
The reconciliation of underwriting-related general and administrative expenses to general and administrative expenses, the most comparable GAAP financial measure, is presented in 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Consolidated Results of Operations'.

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

We believe that the presentation of underwriting-related general and administrative expenses and consolidated underwriting income (loss) provides investors with an enhanced understanding of our results of operations, by highlighting the underlying pre-tax profitability of our underwriting activities. The reconciliation of consolidated underwriting income (loss) to net income (loss), the most comparable GAAP financial measure, is presented in 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Consolidated Results of Operations'.
Operating Income (Loss)
Operating income (loss) represents after-tax operational results exclusive of net investment gains (losses), foreign exchange losses (gains), reorganization expenses and interest in income (loss) of equity method investments.
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
Foreign exchange losses (gains) in our consolidated statements of operations primarily relate to the impact of foreign exchange rate movements on net insurance-related liabilities. In addition, we recognize unrealized foreign exchange losses (gains) on our equity securities and foreign exchange losses (gains) realized on the sale of our available for sale investments and equity securities in net investment gains (losses). We also recognize unrealized foreign exchange losses (gains) on our available for sale investments in other comprehensive income (loss). These unrealized foreign exchange losses (gains) generally offset a large portion of the foreign exchange losses (gains) reported in net income (loss), thereby minimizing the impact of foreign exchange rate movements on total shareholders’ equity. As a result, foreign exchange losses (gains) in our consolidated statements of operations in isolation are not a meaningful contributor to the performance of our business.

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

Certain users of our financial statements evaluate performance exclusive of after-tax net investment gains (losses), foreign exchange losses (gains), reorganization expenses and interest in income (loss) of equity method investments to understand the profitability of recurring sources of income.
We believe that showing net income (loss) available (attributable) to common shareholders exclusive of after-tax net investment gains (losses), foreign exchange losses (gains), reorganization expenses and interest in income (loss) of equity method investments reflects the underlying fundamentals of our business. In addition, we believe that this presentation enables investors and other users of our financial information to analyze performance in a manner similar to how our management analyzes the underlying business performance. We also believe this measure follows industry practice and, therefore, facilitates comparison of our performance with our peer group. We believe that equity analysts and certain rating agencies that follow us, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons. The reconciliation of operating income (loss) to net income (loss) available (attributable) to common shareholders, the most comparable GAAP financial measure, is presented above.

We also present operating income (loss) per diluted common share and operating ROACE, which are derived from the operating income (loss) measure and are reconciled above to the most comparable GAAP financial measures, earnings (loss) per diluted common share and return on average common equity ("ROACE"), respectively.

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

Pre-Tax Total Return on Cash and Investments excluding Foreign Exchange Movements

Pre-tax total return on cash and investments excluding foreign exchange movements measures net investment income (loss), net investments gains (losses), interest in income (loss) of equity method investments and change in unrealized gains (losses) generated by average cash and investment balances. The reconciliation of pre-tax total return on cash and investments excluding foreign exchange movements to pre-tax total return on cash and investments, the most comparable GAAP financial measure, is presented in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net Investment Income and Net Investment Gains (Losses)'. We believe this presentation enables investors and other users of our financial information to analyze the performance of our investment portfolio.

Acquisition of Novae

On October 2, 2017, we acquired Novae. At the acquisition date, we identified value of business acquired ("VOBA"), which represents the present value of the expected underwriting profit within policies that were in-force at the closing date of the transaction. In addition, the allocation of the acquisition price to the assets acquired and liabilities assumed based on estimated fair values at the acquisition date resulted in the write-off of the deferred acquisition cost asset on Novae's balance sheet at the acquisition date as the value of policies in-force on that date are considered within VOBA. Consequently, underwriting income (loss) in 2020, 2019 and 2018 included the recognition of premiums attributable to Novae's balance sheet at the acquisition date without the recognition of the associated acquisition costs.

CASH AND INVESTMENTS

Details of cash and investments are as follows:

	December 31, 2020	December 31, 2019
	Fair value	Fair value

Fixed maturities	$12,041,799	$12,468,205
Equity securities	518,445	474,207
Mortgage loans	593,290	432,748
Other investments	829,156	770,923
Equity method investments	114,209	117,821
Short-term investments	161,897	38,471
Total investments	$14,258,796	$14,302,375

Cash and cash equivalents(1)	$1,503,232	$1,576,457

(1)Includes restricted cash and cash equivalents of $600 million and $335 million for 2020 and 2019, respectively.

Overview

The fair value of total investments decreased by $44 million in 2020, as cash inflows from operations and the increase in market value of fixed maturities and equities was more than offset by the repayment of $500 million of 5.875% Senior Notes and the redemption of $225 million of 5.50% Series D preferred shares.

An analysis of our investment portfolio by asset class is detailed below:

Fixed Maturities

Details of our fixed maturities portfolio are as follows:

	December 31, 2020		December 31, 2019
	Fair value	% of total	Fair value	% of total

Fixed maturities:
U.S. government and agency	$1,918,699	16%	$2,112,881	17%
Non-U.S. government	671,273	6%	576,592	5%
Corporate debt	4,655,951	39%	4,930,254	38%
Agency RMBS	1,286,209	11%	1,592,584	13%
CMBS	1,353,587	11%	1,365,052	11%
Non-agency RMBS	140,104	1%	84,922	1%
ABS	1,720,078	14%	1,598,693	13%
Municipals(1)	295,898	2%	207,227	2%
Total	$12,041,799	100%	$12,468,205	100%

Credit ratings:
U.S. government and agency	$1,918,699	16%	$2,112,881	17%
AAA(2)	4,551,312	37%	4,896,833	38%
AA	913,707	8%	865,601	7%
A	1,896,407	16%	1,848,331	15%
BBB	1,732,058	14%	1,684,589	14%
Below BBB(3)	1,029,616	9%	1,059,970	9%
Total	$12,041,799	100%	$12,468,205	100%

(1)Includes bonds issued by states, municipalities, and political subdivisions.
(2)Includes U.S. government-sponsored agencies, residential mortgage-backed securities ("RMBS") and commercial mortgage-backed securities ("CMBS").
(3)Non-investment grade and non-rated securities.
At December 31, 2020, fixed maturities had a weighted average credit rating of AA- (2019: AA-), a book yield of 2.3% (2019: 2.8%), and an average duration of 3.3 years (2019: 3.2 years). At December 31, 2020, fixed maturities together with short-term investments and cash and cash equivalents (i.e. total investments of $13.7 billion), had a weighted average credit rating of AA- (2019: AA-) and an average duration of 3.0 years (2019: 2.9 years).
Our methodology for assigning credit ratings to fixed maturities is in line with the methodology used for the Barclays U.S. Aggregate Bond index. This methodology uses the middle of Standard & Poor's (S&P), Moody's and Fitch ratings. When ratings from only two of these agencies are available, the lower rating is used. When only one agency rates a security, that rating is used.
To calculate the weighted average credit rating for fixed maturities, we assign points to each rating with 29 points for the highest rating (AAA) and 2 points for the lowest rating (D) and then calculate the weighted average based on the fair values of the individual securities. Securities that are not rated by S&P, Moody’s or Fitch are excluded from weighted average calculations. At December 31, 2020, the fair value of fixed maturities not rated was $50 million (2019: $34 million).

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
Details of exposures to governments in the eurozone and other non-U.S. government concentrations by fair value are as follows:

	December 31, 2020			December 31, 2019
Country	Fair value	% of total	Weighted average credit rating	Fair value	% of total	Weighted average credit rating

Eurozone countries:
Supranationals(1)	$19,773	3%	AAA	$11,928	2%	AAA
Netherlands	$14,482	2%	AA+	$12,034	2%	AA+
Germany	3,689	1%	AAA	4,356	1%	AAA
Austria	3,629	1%	AA+	3,972	1%	AA+
France	503	—%	AA	4,908	1%	AA
Total eurozone	$42,076	7%	AA+	$37,198	7%	AA+

Other concentrations:
United Kingdom	$305,083	45%	AA-	$238,238	41%	AA
Canada	139,834	21%	AAA	129,191	22%	AA+
Mexico	21,404	3%	BBB	22,402	4%	BBB+
Other	162,876	24%	AA	149,563	26%	AA+
Total other concentrations	$629,197	93%	AA+	$539,394	93%	AA+
Total non-U.S. government	$671,273	100%	AA-	$576,592	100%	AA-

(1)Includes supranationals only in the eurozone.
At December 31, 2020, net unrealized gains on non-U.S. government securities was $38 million (2019: $12 million) which included gross unrealized foreign exchange losses of $1 million (2019: $3 million), mainly related to U.K. government bonds.

Corporate Debt
Corporate debt securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries.
Details of our corporate debt securities portfolio by sector are as follows:

	December 31, 2020			December 31, 2019
	Fair value	% of total	Weighted average credit rating	Fair value	% of total	Weighted average credit rating

Financial institutions:
U.S. banking	$905,944	19%	A	$969,570	20%	A-
Foreign banking	274,462	6%	A+	370,981	8%	A
Corporate/commercial finance	273,682	6%	BBB-	358,008	7%	BBB-
Insurance	135,843	3%	A+	147,287	3%	A
Investment brokerage	62,340	1%	A-	53,173	1%	A-
Total financial institutions	1,652,271	35%	A-	1,899,019	39%	A-

Consumer non-cyclicals	660,513	14%	BBB	614,605	12%	BBB-
Consumer cyclical	463,953	10%	BB+	452,375	9%	BBB-
Communications	427,266	9%	BBB-	454,400	9%	BB+
Industrials	424,506	9%	BB	346,289	7%	BB
Technology	339,666	7%	BBB-	354,449	7%	BBB-
Utilities	181,641	4%	BBB+	141,104	3%	BBB+
Energy	179,570	4%	BBB+	239,857	5%	BBB
Other	326,565	8%	A+	428,156	9%	A+
Total	$4,655,951	100%	BBB	$4,930,254	100%	BBB+

Credit quality summary:
Investment grade	$3,720,558	80%	A-	$3,935,941	80%	A-
Non-investment grade	935,393	20%	B	994,313	20%	B+
Total	$4,655,951	100%	BBB	$4,930,254	100%	BBB+

At December 31, 2020, our non-investment grade portfolio had a fair value of $935 million (2019: $994 million), a weighted average credit rating of B (2019: B+) and duration of 2.0 years (2019: 1.5 years). At December 31, 2020, our corporate debt portfolio, including non-investment grade securities, had a duration of 3.7 years (2019: 3.1 years).

Mortgage-Backed Securities
Details of the fair values of our RMBS and CMBS portfolios by credit rating are as follows:

	December 31, 2020		December 31, 2019
	RMBS	CMBS	RMBS	CMBS

Government agency	$1,286,209	$311,698	$1,592,584	$332,383
AAA	109,903	972,222	64,685	991,627
AA	8,378	64,459	1,377	37,872
A	7,101	1,608	1,107	3,170
BBB	677	2,375	1,760	—
Below BBB(1)	14,045	1,225	15,993	—
Total	$1,426,313	$1,353,587	$1,677,506	$1,365,052

(1)Non-investment grade securities

Residential MBS
Agency RMBS consist of bonds issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association which are primarily AAA rated and are supported by loans which are diversified across geographical areas. At December 31, 2020, agency RMBS had an average duration of 3.2 years (2019: 3.4 years).
Non-agency RMBS mainly include investment-grade bonds originated by non-agencies. At December 31, 2020, non-agency RMBS had an average duration of 1.5 years (2019: 2.1 years) and weighted average life of 4.7 years (2019: 6.1 years).
Commercial MBS
CMBS mainly include investment-grade bonds originated by non-agencies. At December 31, 2020, approximately 99% (2019: 99%) of our CMBS were rated AA or better. At December 31, 2020, the weighted average estimated subordination percentage of the portfolio was 29% (2019: 29%), which represents the current weighted average estimated percentage of the capital structure subordinated to the investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. At December 31, 2020, CMBS had an average duration of 4.8 years (2019: 5.1 years) and weighted average life of 5.5 years (2019: 6.1 years).

Asset-Backed Securities

ABS mainly include investment-grade bonds backed by pools of loans with a variety of underlying collateral, including auto loans, student loans, credit card receivables and collateralized loan obligations ("CLOs") originated by a variety of financial institutions.

Details of the fair value of our ABS portfolio by underlying collateral and credit rating are as follows:

	Asset-backed securities
	AAA	AA	A	BBB	Below BBB	Total

At December 31, 2020
CLO - debt tranches	$820,870	$55,107	$48,269	$46,150	$75,954	$1,046,350
Auto	278,964	—	—	—	—	278,964
Student loan	113,294	7,513	—	—	—	120,807
Credit card	10,254	—	—	—	—	10,254
Other	214,749	15,744	17,075	15,641	494	263,703
Total	$1,438,131	$78,364	$65,344	$61,791	$76,448	$1,720,078
% of total	84%	5%	4%	4%	3%	100%

At December 31, 2019
CLO - debt tranches	$840,999	$46,463	$16,682	$10,385	$23,447	$937,976
Auto	349,103	—	—	—	—	349,103
Student loan	69,690	5,003	—	—	—	74,693
Credit card	19,657	—	—	—	—	19,657
Other	177,488	9,142	27,860	2,186	588	217,264
Total	$1,456,937	$60,608	$44,542	$12,571	$24,035	$1,598,693
% of total	91%	4%	3%	1%	1%	100%

At December 31, 2020, the average duration our ABS portfolio was 0.9 years (2019: 0.7 years) and the weighted average life was 3.6 years (2019: 3.5 years).

Municipals
Municipals comprise revenue bonds and general obligation bonds issued by U.S. domiciled state and municipal entities and are primarily held in the taxable portfolios of our U.S. subsidiaries.
Details of the fair value of our municipals portfolio by state and between Revenue bonds and General Obligation ("G.O.") bonds are as follows:

	G.O.	Revenue	Total	% of total fair value	Gross unrealized gains	Gross unrealized losses	Weighted average credit rating

At December 31, 2020
New York	$18,346	$39,597	$57,943	20%	$3,287	$—	AA
California	8,041	33,340	41,381	14%	1,881	(2)	AA-
Texas	8,884	25,193	34,077	12%	1,635	—	AA
Massachusetts	21,090	10,842	31,932	11%	700	—	AA+
Michigan	—	15,413	15,413	5%	948	—	AA-
Other	20,426	94,726	115,152	38%	4,697	(29)	A+
	$76,787	$219,111	$295,898	100%	$13,148	$(31)	AA-

At December 31, 2019
New York	$5,011	$44,549	$49,560	24%	$1,139	$(35)	AA+
California	21,333	21,416	42,749	21%	1,088	(4)	AA
Massachusetts	16,122	522	16,644	8%	22	(117)	AA
Texas	3,702	11,232	14,934	7%	418	(88)	AA
Michigan	—	13,952	13,952	7%	194	(17)	AA-
Other	12,796	56,592	69,388	33%	1,498	(146)	A+
	$58,964	$148,263	$207,227	100%	$4,359	$(407)	AA

G.O. bonds are backed by the full faith and credit of the authority that issued the debt and are secured by the taxing powers of those authorities. Revenue bonds are backed by the revenue stream generated by the services provided by the issuer (e.g. sewer, water or utility projects). As issuers of revenue bonds do not have the ability to draw from tax revenues or levy taxes to fund obligations, revenue bonds may carry a greater risk of default than G.O. bonds. At December 31, 2020, 75% (2019: 96%) of municipals are taxable with the remainder being tax exempt.

Gross Unrealized Losses
At December 31, 2020, the gross unrealized losses on our fixed maturities portfolio were $19 million (2019: $32 million).
The severity of the unrealized loss position as a percentage of amortized cost for all investment grade fixed maturities in an unrealized loss position including any impact of foreign exchange losses (gains) was as follows:

	December 31, 2020			December 31, 2019
Severity of Unrealized Loss	Fair value	Gross unrealized losses	% of total gross unrealized losses	Fair value	Gross unrealized losses	% of total gross unrealized losses

0-10%	$1,212,074	$(9,553)	87%	$2,961,063	$(24,823)	96%
10-20%	6,102	(726)	7%	6,571	(1,006)	4%
20-30%	2,374	(626)	6%	10	(3)	—%
30-40%	—	—	—%	—	—	—%
40-50%	—	—	—%	—	—	—%
> 50%	—	—	—%	—	—	—%
Total	$1,220,550	$(10,905)	100%	$2,967,644	$(25,832)	100%

The decrease in gross unrealized losses on investment-grade fixed maturities reflected the impact of the tightening of credit spreads on investment grade corporate debt securities.
The severity of the unrealized loss position as a percentage of amortized cost for all non-investment grade fixed maturities in an unrealized loss position including any impact of foreign exchange losses (gains) was as follows:

	December 31, 2020			December 31, 2019
Severity of Unrealized Loss	Fair value	Gross unrealized losses	% of total gross unrealized losses	Fair value	Gross unrealized losses	% of total gross unrealized losses

0-10%	$220,424	$(4,833)	60%	$197,731	$(4,319)	72%
10-20%	14,068	(1,889)	24%	7,577	(1,063)	18%
20-30%	258	(87)	1%	1,893	(557)	9%
30-40%	1,279	(799)	10%	106	(63)	1%
40-50%	88	(1)	—%	—	—	—%
> 50%	346	(397)	5%	13	(18)	—%
Total	$236,463	$(8,006)	100%	$207,320	$(6,020)	100%

The increase in gross unrealized losses on non-investment grade fixed maturities reflected the impact of the widening of credit spreads on non-investment grade high yield corporate debt securities.

Equity Securities
At December 31, 2020, net unrealized gains on equity securities were $97 million (2019: $75 million). The increase was due to improved performance of global equity markets.
Mortgage Loans
During 2020, investment in commercial mortgage loans increased to $593 million from $433 million, an increase of $160 million. The commercial mortgage loans are high quality and collateralized by a variety of commercial properties and are diversified geographically throughout the U.S. and by property type to reduce the risk of concentration. At December 31, 2020 and 2019, there were no credit losses or past due amounts associated with our commercial mortgage loans portfolio.
Other Investments
Details of our other investments portfolio are as follows:

	December 31, 2020		December 31, 2019

Hedge funds
Long/short equity funds	$25,300	3%	$31,248	4%
Multi-strategy funds	121,420	15%	136,542	18%
Total hedge funds	146,720	18%	167,790	22%

Direct lending funds	272,131	33%	277,395	36%
Private equity funds	124,706	15%	80,412	10%
Real estate funds	164,250	20%	130,112	17%
Total hedge, direct lending, private equity and real estate funds	707,807	86%	655,709	85%

CLO-Equities	6,173	1%	14,328	2%
Other privately held investments	70,011	8%	36,934	5%
Overseas deposits	45,165	5%	63,952	8%
Total other investments	$829,156	100%	$770,923	100%

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
In our consolidated results, our ownership interest in Harrington is reported in interest in income (loss) of equity method investments. Interest in income (loss) of equity method investments was $(4) million in 2020, compared to $10 million in 2019. The decrease was attributable to negative investment returns realized by Harrington.
Restricted Assets
Refer to Item 8, Note 5(g) to the Consolidated Financial Statements 'Investments'.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet the short-term and long-term cash requirements of its business operations. We manage liquidity at the holding company and operating subsidiary level.
Holding Company
As a holding company, AXIS Capital has no operations of its own and its assets consist primarily of investments in its subsidiaries. Accordingly, AXIS Capital’s future cash flows depend on the availability of dividends or other statutorily permissible distributions, such as returns of capital, from its subsidiaries. The ability to pay such dividends and/or distributions is limited by the applicable laws and regulations of the various countries and states in which AXIS Capital’s subsidiaries operate (refer to Item 8, Note 21 to the Consolidated Financial Statements 'Statutory Financial Information' for further details), as well as the need to maintain capital levels to adequately support insurance and reinsurance operations, and to preserve financial strength ratings issued by independent rating agencies. During 2020, AXIS Capital received $350 million (2019: $250 million) of distributions from its subsidiaries. AXIS Capital’s primary uses of funds are dividend payments to common and preferred shareholders, interest and principal payments on debt, capital investments in subsidiaries, and payment of corporate operating expenses. We believe the dividend/distribution capacity of AXIS Capital’s subsidiaries, which was $0.9 billion at December 31, 2020, will provide AXIS Capital with sufficient liquidity for the foreseeable future.
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
The insurance and reinsurance business of our operating subsidiaries inherently provide liquidity, as premiums are received in advance (sometimes substantially in advance) of the time losses are paid. However, the amount of cash required to fund loss payments can fluctuate significantly from period to period, due to the low frequency/high severity nature of certain types of business we write.
Consolidated cash flows from operating, investing and financing activities in the last three years were as follows:

Total cash provided by (used in)(1)	2020	2019	2018

Operating activities	$343,503	$199,004	$10,773
Investing activities	489,921	(774,315)	638,554
Financing activities	(908,803)	277,510	(186,207)
Effect of exchange rate changes on cash	2,154	44,238	3,114
Increase (decrease) in cash and cash equivalents	$(73,225)	$(253,563)	$466,234

(1)    Refer to Item 8, 'Consolidated Statements of Cash Flows' for further details.

•Net cash provided by operating activities was $344 million in 2020 compared to $199 million in 2019. Cash inflows from insurance and reinsurance operations typically include premiums, net of acquisition costs, and reinsurance recoverables. Cash outflows principally include payments of losses and loss expenses together with payments of premiums to reinsurers and operating expenses. Cash provided by operating activities can fluctuate due to timing differences between the collection of premiums and reinsurance recoverables and the payment of losses and loss expenses, and the payment of premiums to reinsurers. Operating cash inflows increased in 2020 compared to 2019, primarily attributable to an increase in premiums received, a decrease in operating expenses, and a decrease in paid income taxes, partially offset by an increase in payments of losses and loss expenses, and a decrease in interest and dividends received from our fixed income portfolio.
•Investing cash inflows in 2020 principally related to the net proceeds from the sale and redemption of fixed maturities of $816 million, partially offset by net purchases of mortgage loans of $160 million, short-term investments of $123 million, and other assets of $45 million. Investing cash inflows in 2019 principally related to the net purchases of fixed maturities of $693 million, net purchases of equity securities of $22 million, partially offset by net proceeds from the sale of other investments of $31 million.
•Financing cash outflows were due to the repayment of $500 million 5.875% Senior Notes, the redemption of $225 million Series D preferred shares, and dividends paid to common and preferred shareholders of $173 million in 2020 (2019: $180 million). In 2019, financing cash inflows were due to net proceeds from the issuance of $300 million 3.900% Senior Notes and $425 million of Junior Subordinated Notes, and financing cash outflows primarily related to the repayment of $250 million 2.650% Senior Notes. Cash outflows also included common share repurchases associated with the vesting of share-settled restricted stock units of $10 million in 2020 (2019: $10 million). The declaration and payment of future dividends and share repurchases is at the discretion of our Board of Directors and will depend on many factors including, but not limited to, our net income, financial condition giving due consideration to the impact of the COVID-19 pandemic, business needs, capital and surplus requirements of our operating subsidiaries and regulatory and contractual restrictions, including those set forth in our credit facilities (refer to 'Capital Resources – Share Repurchases' below for further details).
We have generated positive operating cash flows in all years since 2003, with the exception of 2009 which was impacted by the global financial crisis. These positive cash flows were generated even with the recognition of significant catastrophe and weather-related losses including the impact of the COVID-19 pandemic in 2020.
Net losses and loss expenses, gross of reinstatement premiums, included estimates of ultimate losses for catastrophe and weather-related losses of $773 million in 2020, $351 million in 2019 and $440 million in 2018. There remains significant uncertainty associated with estimates of ultimate losses for certain of these events (refer to 'Underwriting Results – Insurance segment – Current Accident Year Loss' and 'Underwriting Results – Reinsurance segment – Current Accident Year Loss Ratio' for further details), as well as the timing of the associated cash outflows.
Should claim payment obligations accelerate beyond our ability to fund payments from operating cash flows, we would utilize cash and cash equivalent balances and/or liquidate a portion of our investment portfolio. Our investment portfolio is heavily weighted towards conservative, high quality and highly liquid securities. We expect that, if necessary, approximately $13.0 billion of cash and invested assets at December 31, 2020 could be available in one to three business days under normal market conditions; of this amount, $4.9 billion related to restricted assets, which primarily support our obligations in regulatory jurisdictions where we operate as a non-admitted carrier (refer to Item 8, Note 5(g) to the Consolidated Financial Statements 'Investments' for further details). For context, at January 1, 2021. our largest 1-in-250 year return period, single occurrence, single-zone modeled probable maximum loss (Southeast U.S. Hurricane) was approximately $0.4 billion, net of reinsurance. Claim payments pertaining to such an event would be paid out over a period spanning many months. Our internal risk tolerance framework aims to limit the loss of capital due to a single event, and the loss of capital that would occur from multiple but perhaps smaller events, in any year (refer to Item 1 'Risk and Capital Management' for further details).

We expect that cash flows generated from operations, combined with the liquidity provided by our investment portfolio, to be sufficient to cover required cash outflows and other contractual commitments through the foreseeable future (refer to 'Contractual Obligations and Commitments' below for further details).

Capital Resources
In addition to common equity, we have utilized other external sources of financing, including debt, preferred shares, and letter of credit facilities to support our business operations. We believe that we hold sufficient capital to allow us to take advantage of market opportunities and to maintain our financial strength ratings, as well as to comply with various local statutory regulations. We monitor capital adequacy on a regular basis and will seek to adjust our capital base (up or down) according to the needs of our business (refer to Item 1 'Risk and Capital Management' for further details).
The following table summarizes consolidated capital:

At December 31,	2020	2019

Debt	$1,309,695	$1,808,157

Preferred shares	550,000	775,000
Common equity	4,745,694	4,769,008
Shareholders’ equity	5,295,694	5,544,008
Total capital	$6,605,389	$7,352,165

Ratio of debt to total capital	19.8%	24.6%
Ratio of debt and preferred equity to total capital	28.2%	35.1%

We finance our operations with a combination of debt and equity capital. Debt to total capital, and debt and preferred equity to total capital ratios, provide an indication of our capital structure, along with some insight into our financial strength.
While the impact of the COVID-19 pandemic and catastrophe and weather-related losses have reduced common shareholders' equity, we believe that our financial flexibility remains strong, and adjustments are made if there are developments that are different from previous expectations.
Debt
Debt represents the 5.150% Senior Notes issued in 2014, which will mature in 2045, the 4.000% Senior Notes issued in 2017, which will mature in 2027, the 3.900% Senior Notes issued in 2019, which will mature in 2029, and the 4.900% Junior Subordinated Notes issued in 2019, which will mature in 2040 (refer to Item 8, Note 10(a) to the Consolidated Financial Statements 'Debt and Financing Arrangements' for further details).
The 3.900% Senior Notes and the 4.900% Junior Subordinated Notes were issued to finance the repayment of unsecured senior notes of $500 million that matured in June 2020 and to finance the redemption of Series D preferred shares on January 17, 2020 (refer to 'Preferred Shares' below for further details).
Preferred Shares
Series D Preferred Shares
On May 20, 2013, we issued $225 million of 5.50% Series D preferred shares with a liquidation preference of $25.00 per share. Dividends on the Series D preferred shares were non-cumulative. To the extent declared, dividends accumulated, with respect to each dividend period, in an amount per share equal to 5.50% of the liquidation preference per annum. On January 17, 2020, we redeemed all outstanding Series D preferred shares, for an aggregate liquidation preference of $225 million (refer to Item 8, Note 14 to the Consolidated Financial Statements 'Shareholder's Equity' for further details).
Series E Preferred Shares
On November 7, 2016, we issued $550 million of 5.50% Series E preferred shares with a liquidation preference of $2,500 per share (equivalent to $25 per depositary share). Dividends on the Series E preferred shares are non-cumulative. To the extent declared, dividends accumulate, with respect to each dividend period, in an amount per share equal to 5.50% of the liquidation preference per annum (equivalent to $137.50 per Series E preferred share and $1.375 per depositary share). We may redeem these shares on or after November 7, 2021 at a redemption price of $2,500 per Series E preferred share (equivalent to $25 per depositary share).

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
On March 28, 2020, certain of AXIS Capital's operating subsidiaries (the "Participating Subsidiaries") amended an existing $250 million secured letter of credit facility with Citibank Europe plc (the "$250 million Facility") to extend the expiration date to March 31, 2021.
On December 24, 2019, the Participating Subsidiaries amended an existing $500 million secured letter of credit facility with Citibank Europe plc (the "$500 million Facility") to extend the expiration date to December 31, 2023.
Letters of credit issued under the $250 million Facility and the $500 million Facility are principally to be used to support the reinsurance obligations of the Participating Subsidiaries. These facilities are subject to certain covenants, including the requirement to maintain sufficient collateral to cover the obligations outstanding under the facilities. Such obligations include contingent reimbursement obligations for outstanding letters of credit and fees payable to Citibank. In the event of default, Citibank may exercise certain remedies, including the exercise of control over pledged collateral and the termination of the facility to any or all of the Participating Subsidiaries.
At December 31, 2020, letters of credit outstanding were $339 million (refer to Item 8, Note 10 to the Consolidated Financial Statements 'Debt and Financing Arrangements' for further details).
Common Equity
During the year ended December 31, 2020, common equity decreased by $23 million. The following table reconciles opening and closing common equity positions:

Year ended December 31,	2020	2019

Common equity - opening	$4,769,008	$4,255,071
Net income (loss)	(120,424)	323,473
Change in unrealized gains on available for sale investments, net of tax	239,114	349,886
Share repurchases	(10,382)	(10,165)
Common share dividends	(142,405)	(138,487)
Preferred share dividends	(30,250)	(41,112)
Share-based compensation expense	35,574	29,675
Foreign currency translation adjustment	3,571	(1,066)
Other	1,888	1,733
Common equity - closing	$4,745,694	$4,769,008

Share Repurchases
During 2020, we repurchased 194,000 common shares from employees to satisfy withholding tax liabilities related to the vesting of share-settled restricted stock units granted under our 2007 and 2017 Long-Term Equity Compensation Plans for a total cost of $10 million. A common share repurchase plan has not yet been authorized for 2021.
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

Financial Strength Ratings
Our principal insurance and reinsurance operating subsidiaries are assigned financial strength ratings from internationally recognized rating agencies, including Standard & Poor’s, A.M. Best, and Moody’s Investors Service. These ratings are publicly announced and are available directly from the agencies, as well as on our website.
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

The following are the most recent financial strength ratings from internationally recognized agencies in relation to our principal insurance and insurance operating subsidiaries:

Rating agency	Agency’s description of rating	Rating and outlook	Agency’s rating definition	Ranking of rating

Standard & Poor’s	An "opinion about the financial security characteristics of an insurance organization, with respect to its ability to pay under its insurance policies and contracts, in accordance with their terms".	A+ (Negative) (1)	"Strong capacity to meet its financial commitments"	The ‘A’ category is the third highest out of ten major rating categories. The second through eighth major rating categories may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.

A.M. Best	An "opinion of an insurer’s financial strength and ability to meet its ongoing insurance policy and contract obligations".	A (Stable) (2)	"Excellent ability to meet ongoing insurance obligations"	The ‘A’ category is the third highest rating out of fourteen. Ratings outlooks (‘Positive’, ‘Negative’ and ‘Stable’) are assigned to indicate a rating’s potential direction over an intermediate term, generally defined as 36 months.

Moody’s Investors Service	"Opinions of the ability of insurance companies to pay punctually senior policyholder claims and obligations."	A2 (Negative) (3)	"Offers good financial security"	The ‘A’ category is the third highest out of nine rating categories. Each of the second through seventh categories are subdivided into three subcategories, as indicated by an appended numerical modifier of ‘1’, ‘2’ and ‘3’. The ‘1’ modifier indicates that the obligation ranks in the higher end of the rating category, the ‘2’ modifier indicates a mid-category ranking and the ‘3’ modifier indicates a ranking in the lower end of the rating category.
(1)    On May 11, 2020, Standard & Poor's revised its outlook from stable to negative due to unfavorable trends in operating performance.
(2)    On May 5, 2020, A.M. Best revised its rating and outlook from A+ and negative to A and stable, respectively. The revised rating was based on unfavorable trends in operating performance over the past five years, particularly emanating from the insurance segment. The revised outlook continues to reflect our strong balance sheet, favorable business profile and appropriate risk management practices.
(3)    In April 2019, Moody's Investor Service revised its outlook from stable to negative reflecting higher operational and financial leverage and lower capitalization relative to peers.

Contractual Obligations and Commitments
At December 31, 2020, contractual obligations and commitments by period due were:

	Payment due by period
Contractual obligations and commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating activities
Estimated gross losses and loss expenses payments(1)	$13,926,766	$3,839,180	$4,618,273	$2,400,797	$3,068,516
Operating lease obligations(2)	140,263	17,215	35,044	21,990	66,014
Investing activities
Unfunded investment commitments(3)	634,206	249,609	112,109	125,563	146,925
Financing activities
Debt (principal payments)(4)	1,325,000	—	—	—	1,325,000
Debt (interest payments)(4)(5)	863,561	60,680	121,539	121,796	559,546
Total	$16,889,796	$4,166,684	$4,886,965	$2,670,146	$5,166,001

(1)We are obligated to pay claims for specified loss events covered by the insurance and reinsurance contracts that we write. Loss payments represent our most significant future payment obligation. In contrast to our other contractual obligations, cash payments are not determinable from the terms specified within the underlying contracts. Our best estimate of reserve for losses and loss expenses is reflected in the table above. Actual amounts and timing may differ materially from our best estimate (refer to ‘Critical Accounting Estimates – Reserve for Losses and Loss Expenses’ for further details). We have not taken into account corresponding reinsurance recoverable on unpaid amounts that would be due to us.
(2)In the ordinary course of business, we renew and enter into new leases for office space which expire at various dates (refer to Item 8, Note 12 to the Consolidated Financial Statements 'Leases' for further details).
(3)We have $588 million of unfunded investment commitments related to our other investments portfolio, which are callable by our investment managers (refer to Item 8, Note 5(c) to the Consolidated Financial Statements 'Investments' for further details). In addition, we have $46 million of unfunded commitments related to our commercial mortgage loans portfolio.
(4)Refer to Item 8, Note 10(a) to the Consolidated Financial Statements 'Debt and Financing Arrangements' for further details.
(5)Debt (interest payments) includes $15 million of unamortized discount and debt issuance expenses.

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
We believe that the material items requiring such subjective and complex estimates are:
•reserves for losses and loss expenses;
•reinsurance recoverable on unpaid losses and loss expenses, including the allowance for expected credit losses;
•gross premiums written and net premiums earned;
•fair value measurements of financial assets and liabilities; and
•the allowance for credit losses associated with available for sale securities.
Significant accounting policies are also important to understanding the consolidated financial statements (refer to Item 8, Note 2 to the Consolidated Financial Statements 'Basis of Presentation and Significant Accounting Policies' for further details).
We believe that the amounts included in the consolidated financial statements reflect management's best judgment. However, factors such as those described in Item 1A 'Risk Factors' could cause actual events or results to differ materially from the underlying assumptions and estimates which could lead to a material adverse impact on our results of operations, financial condition or liquidity.

Reserve for Losses and Loss Expenses
Overview
We believe the most significant accounting judgment we make is the estimate of reserve for losses and loss expenses ("loss reserves"). Loss reserves represent management’s estimate of the unpaid portion of our ultimate liability for losses and loss expenses ("ultimate losses") for insured and reinsured events that have occurred at or before the balance sheet date. Loss reserves reflect claims that have been reported ("case reserves") to us and claims that have been incurred but not reported ("IBNR") to us. Loss reserves represent our best estimate of what the ultimate settlement and administration of claims will cost, based on our assessment of facts and circumstances known at that particular point in time.
Loss reserves are not an exact calculation of the liability but instead, are complex estimates. The process of estimating loss reserves involves a number of variables (refer to 'Selection of Reported Reserves – Management's Best Estimate' below for further details). We review estimates of loss reserves each reporting period and consider all significant facts and circumstances known at that particular point in time. As additional experience and other data become available and/or laws and legal interpretations change, we may adjust previous estimates of loss reserves. Adjustments are recognized in the period in which they are determined, therefore they can impact that period's underwriting results either favorably (indicating that current estimates are lower than previous estimates) or adversely (indicating that current estimates are higher than previous estimates).
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
The following is a brief description of the reserve estimation methods commonly employed by our actuaries including a discussion of their particular strengths and weaknesses:

•Expected Loss Ratio Method ("ELR Method"): This method estimates ultimate losses for an accident year or underwriting year by applying an expected loss ratio to the earned or written premium for that year. Generally, expected loss ratios are based on one or more of (a) an analysis of historical loss experience to date, (b) pricing information and (c) industry data, adjusted as appropriate, to reflect changes in rates, loss and exposure trends, and terms and conditions. This method is insensitive to actual incurred losses for the accident year or underwriting year in question and is, therefore, often useful in the early stages of development when very few losses have been incurred. Conversely, the lack of sensitivity to incurred/paid losses for the accident year or underwriting year in question means that this method is usually inappropriate in later stages of an accident year or underwriting year’s development.
•Loss Development Method (also referred to as the "Chain Ladder Method" or "Link Ratio Method"): This method assumes that the losses incurred/paid for each accident year or underwriting year at a particular development stage follow a relatively similar pattern. It assumes that on average, every accident year or underwriting year will display the same percentage of ultimate losses incurred/paid at the same point in time after the inception of that year. The percentages incurred/paid are established for each development stage (e.g. 12 months, 24 months, etc.) after examining averages from historical loss development data and/or external industry benchmark information. Ultimate losses are then estimated by multiplying the actual incurred/paid losses by the reciprocal of the established incurred/paid percentage. The strengths of this method are that it reacts to loss emergence/payments and that it makes full use of historical claim emergence/payment experience. However, this method has weaknesses when the underlying assumption of stable loss development/payment patterns is not valid. This could be the consequence of changes in business mix, claim inflation trends or claim reporting practices and/or the presence of large claims, among other things. Furthermore, this method tends to produce volatile estimates of ultimate losses where there is volatility in the underlying incurred/paid patterns. In particular, where the expected percentage of incurred/paid losses is low, small deviations between actual and expected claims can lead to very volatile estimates of ultimate losses. As a result, this method is often unsuitable at early development stages for an accident year or underwriting year.
•Bornhuetter-Ferguson Method ("BF Method"): This method can be seen as a combination of the ELR and Loss Development Methods, under which the Loss Development Method is given progressively more weight as an accident year or underwriting year matures. The main advantage of the BF Method is that it provides a more stable estimate of ultimate losses than the Loss Development Method at earlier stages of development, while remaining more responsive to emerging loss development than the ELR Method. In addition, the BF Method allows for the incorporation of external market information through the use of expected loss ratios, whereas the Loss Development Method does not incorporate such information.
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

Claim Tail Analysis

Gross loss reserves for each of the reportable segments, segregated between case reserves and IBNR and by reserve class were as shown below. Refer to Item 8, Note 8 to the Consolidated Financial Statements 'Reserve for losses and loss expenses' for mapping of the Company's lines of business to reserve classes and the expected claim tails.

	2020			2019
At December 31,	Case reserves	IBNR	Total	Case reserves	IBNR	Total

Insurance segment:
Property and other	$704,107	$642,413	$1,346,520	$655,262	$327,475	$982,737
Marine	221,243	317,869	539,112	235,549	281,677	517,226
Aviation	132,613	38,018	170,631	116,932	31,445	148,377
Credit and political risk	8,917	152,134	161,051	5,905	124,109	130,014
Professional lines	801,565	2,279,712	3,081,277	806,780	2,041,317	2,848,097
Liability	376,486	1,635,421	2,011,907	396,837	1,473,280	1,870,117
Total Insurance	2,244,931	5,065,567	7,310,498	2,217,265	4,279,303	6,496,568

Reinsurance segment:
Property and other	1,086,265	1,027,316	2,113,581	879,301	1,186,655	2,065,958
Credit and surety	149,778	157,196	306,974	125,029	190,368	315,397
Professional lines	516,011	673,082	1,189,093	429,576	688,439	1,118,015
Motor	809,389	540,623	1,350,012	778,534	516,148	1,294,681
Liability	525,526	1,131,082	1,656,608	431,211	1,030,252	1,461,462
Total Reinsurance	3,086,969	3,529,299	6,616,268	2,643,651	3,611,862	6,255,513

Total	$5,331,900	$8,594,866	$13,926,766	$4,860,916	$7,891,165	$12,752,081

In order to capture the key dynamics of loss reserve development and potential volatility, reserve classes should be considered according to their potential expected length of loss emergence and settlement, generally referred to as the "tail". We consider our business to consist of three claim tail classes, short-tail, medium-tail and long-tail. Favorable development on prior accident year reserves indicates that current estimates are lower than previous estimates, while adverse development on prior accident year reserves indicates that current estimates are higher than previous estimates. Below is a discussion of the specifics of our loss reserve process as it applies to each claim tail class, as well as commentary on the factors contributing to our historical loss reserve development for each class.

Short-tail Business
Short-tail business generally includes exposures for which losses are usually known and paid within a relatively short period of time after the underlying loss event has occurred. Our short-tail business primarily relates to property coverages and includes terrorism, accident and health, discontinued lines - Novae, marine, and aviation hull and war business in the insurance segment, together with the catastrophe, property, engineering, agriculture, marine and aviation, accident and health, and discontinued lines - Novae business in the reinsurance segment.
The key actuarial assumptions for short-tail business in early accident years were primarily developed with reference to industry benchmarks for expected loss ratios and loss development patterns. As our historical loss experience amassed, it gained credibility and became relevant for consideration in establishing these key actuarial assumptions. As a result, we gradually increased the weighting assigned to our historical loss experience in selecting the expected loss ratios and loss development patterns utilized to establish estimates of ultimate losses for an accident year. Due to the relatively short reporting and settlement patterns for short-tail business, we generally place more weight on experience-based methods and other qualitative considerations in establishing reserves for recent and more mature accident years (refer to Item 8, Note 8 to the Consolidated Financial Statements 'Reserve for losses and loss expenses' for detail on the reserve classes, the expected claim tails, and prior year development).
Although estimates of ultimate losses for short-tail business are inherently more certain than for medium and long-tail business, significant judgment is still required. For example, much of our excess insurance and excess of loss reinsurance business has high attachment points, therefore, it is often difficult to estimate whether claims will exceed those attachment points. In addition, the inherent uncertainties relating to catastrophe events further add to the complexity of estimating potential exposure. Further, we use managing general agents ("MGAs") and other producers for certain business in the insurance segment which can delay the reporting of loss information to us. We expect that the majority of development for an accident year or underwriting year will be recognized in the subsequent one to three years.
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
•Insurance and Reinsurance Professional Lines
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
Our transition from the ELR method to experience-based methods began in 2008, when we commenced gradual transition for the 2004 and prior accident years. As our loss history continued to develop, the transition was expanded to include additional accident years (refer to Item 8, Note 8 to the Consolidated Financial Statements 'Reserve for losses and loss expenses' for detail on the reserve classes, the expected claim tails, and prior year development).

•Reinsurance Credit and Surety
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
•Insurance Credit and Political Risk
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
The estimation of the value of recoveries on credit and political risk business requires significant management judgment. At December 31, 2020, estimated recoveries on credit and political risk business were $52 million (2019: $35 million).
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
As a general rule, estimates of accident year or underwriting year ultimate losses for long-tail business are notably more uncertain than those for short and medium-tail business. Factors that contribute additional uncertainty to estimates for long-tail business include, but are not limited to:
•more significant weight given to industry benchmarks in forming our key actuarial assumptions;
•potential volatility of actuarial estimates, given the number of years of development it takes to produce a meaningful incurred loss as a percentage of ultimate losses;
•inherent uncertainties about loss trends, claims inflation (e.g. medical, judicial, social) and general economic conditions; and
•the possibility of future litigation, legislative or judicial change that may impact future loss experience relative to the prior industry loss experience relied on in reserve estimation.
To date, key actuarial assumptions for long-tail business have been derived from a combination of industry benchmarks supplemented by our historical loss experience. While we consider industry benchmarks that we believe reflect the nature and coverage of our business, actual loss experience may differ from the benchmarks based on industry averages.
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
In 2020, we continued to give weight to experience-based methods on the earlier years for insurance and reinsurance liability lines of business.

Reserving for Credit and Political Risk Business
Our insurance credit and political risk business provides credit and political risk insurance products for banks, commodity traders, corporations and multilateral and export credit agencies. Cover is provided for a range of risks including sovereign default, credit default, political violence, currency inconvertibility and non-transfer, expropriation, aircraft non-repossession and contract frustration due to political events.
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
An important and distinguishing feature of many of these contracts is the contractual right, subsequent to payment of a claim to an insured, to be subrogated to, or otherwise have an interest in, the insured’s rights of recovery under an insured loan or facility agreement. These estimated recoveries are recorded as an offset to credit and political risk loss reserves. The lag between the date of a claim payment and the ultimate recovery from the corresponding security can result in negative case reserves at a point in time (as was the case at December 31, 2020 and 2019). The nature of the underlying collateral is specific to each transaction therefore we estimate the value of this collateral on a contract-by-contract basis. This valuation process is inherently subjective and involves the application of management’s judgment because active markets for the collateral often do not exist. Estimates of values are based on numerous inputs, including information provided by our insureds, as well as third-party sources including rating agencies, asset valuation specialists and other publicly available information. We also assess any post-event circumstances, including restructurings, liquidations and possession of asset proposals/agreements.
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
Reserving for Significant Catastrophic Events
We cannot estimate losses from widespread catastrophic events, such as hurricanes and earthquakes, using the traditional actuarial methods described above. The magnitude and complexity of losses associated with certain of these events inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at loss reserve estimates. As a result, actual losses for these events may ultimately differ materially from current estimates.
Loss reserves related to the COVID-19 pandemic represent our best estimate of losses and loss expenses that have been incurred at the balance sheet date. The determination of loss reserves is based on a ground-up assessment of coverage from individual contracts and treaties across all lines of business, and includes a review of modeling analyses and market information, where appropriate. In addition, we consider information received from clients, brokers and loss adjusters, together with global shelter-in-place orders and the outcomes of recent court judgments, including the UK Supreme Court ruling.
The estimate of loss reserves related to the COVID-19 pandemic is subject to significant uncertainty. This uncertainty is driven by the inherent difficulty in making assumptions around the impact of the COVID-19 pandemic due to the lack of comparable events, the ongoing nature of the event, and its far-reaching impacts on world-wide economies and the health of the population. These assumptions include:

•the nature and the duration of the pandemic;
•the effects on human health, the economy and our customers;
•the response of government bodies including legislative, regulatory or judicial actions and social influences that could alter the interpretation of the our contracts;
•the coverage provided under our contracts;
•the coverage provided by our ceded reinsurance; and
•the evaluation of the loss and impact of loss mitigation actions.

While we believe our estimate of loss reserves is adequate for losses and loss expenses that have been incurred at the balance sheet date based on current facts and circumstances, we continue to monitor the appropriateness of these assumptions as new information comes to light and adjustments are made to our estimate of ultimate losses related to the COVID-19 pandemic if there are developments that are different from previous expectations. Adjustments are recorded in the period in which they are identified. Actual losses for this event may ultimately differ materially from current estimates.
Loss reserves related to catastrophes other than the COVID-19 pandemic represent our best estimate of losses and loss expenses that have been incurred at the balance sheet date. The determination of these loss reserves is estimated by management after a catastrophe occurs by completing an in-depth analysis of individual contracts which may potentially have been impacted by the catastrophic event. This in-depth analysis may rely on several sources of information including:
•estimates of the size of insured industry losses from the catastrophic event and our corresponding market share;
•a review of our portfolio of contracts to identify those contracts which may be exposed to the catastrophic event;
•a review of modeled loss estimates based on information previously reported by customers and brokers, including exposure data obtained during the underwriting process;
•discussions of the impact of the event with our customers and brokers; and
•catastrophe bulletins published by various independent statistical reporting agencies.
We generally use a blend of these information sources to arrive at aggregate estimates of the ultimate losses arising from the catastrophic event.
There are additional risks that affect our ability to accurately estimate ultimate losses for catastrophic events. For example, the estimates of loss reserves related to hurricanes and earthquakes can be affected by factors including, but not limited to, the inability to access portions of impacted areas, infrastructure disruptions, the complexity of factors contributing to losses, legal and regulatory uncertainties, complexities involved in estimating business interruption losses and additional living expenses, the impact of demand surge, fraud and the limited nature of information available. For hurricanes, additional complex coverage factors may include determining whether damage was caused by flooding or wind, evaluating general liability and pollution exposures, and mold damage. The timing of a catastrophe, for example, near the end of a reporting period, can also affect the level of information available to us to estimate loss reserves for that reporting period.
While we believe our estimate of loss reserves is adequate for losses and loss expenses that have been incurred at the balance sheet date based on current facts and circumstances, we monitor changes in paid and incurred losses in relation to each significant catastrophe in subsequent reporting periods, and adjustments are made to estimates of ultimate losses for each event if there are developments that are different from previous expectations. Adjustments are recorded in the period in which they are identified. Actual losses for these event may ultimately differ materially from current estimates.
Results of operations for 2020 and 2019 were impacted by natural catastrophe activity (refer to 'Underwriting Results – Insurance segment – Current Accident Year Loss Ratio' and 'Underwriting Results – Reinsurance segment – Current Accident Year Loss Ratio' for further details).
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

Beginning in 2013, we significantly enhanced the capabilities and resources dedicated to the actuarial reserving function. Consequently, from the first quarter of 2014, management began to rely on its internal actuarial reserving function for its quarterly loss reserving process rather than utilizing the services of an independent actuarial firm. On an annual basis, we use an independent actuarial firm to provide an actuarial opinion on the reasonableness of loss reserves for each of our operating subsidiaries and statutory reporting entities as these actuarial opinions are required to meet various insurance regulatory requirements. The actuarial firm also discusses its conclusions from the annual review with management and presents its findings to the Audit Committee of the Board of Directors.
Sensitivity Analysis
While we believe that loss reserves at December 31, 2020 are adequate, new information, events or circumstances may result in ultimate losses that are materially greater or less than provided for in our loss reserves. As previously noted, there are many factors that may cause reserves to increase or decrease, particularly those related to catastrophe losses and long-tail lines of business.
Expected loss ratios are a key assumption in estimates of ultimate losses for business at an early stage of development. A higher expected loss ratio results in a higher ultimate loss estimate, and vice versa. Assumed loss development patterns are another significant assumption in estimating loss reserves. Accelerating a loss reporting pattern (i.e. shortening the claim tail) results in lower ultimate losses, as the estimated proportion of losses already incurred would be higher. The uncertainty in the timing of the emergence of claims (i.e. the length of the development pattern) is generally greater for a company with a relatively limited operating history, therefore, we rely on industry benchmarks to a certain extent when establishing loss reserve estimates.

The effect on estimates of gross loss reserves of reasonably likely changes in the two key assumptions used to estimate gross loss reserves at December 31, 2020 was as follows:

INSURANCE
Development pattern	Expected loss ratio
Property and other	5% lower	Unchanged	5% higher

3 months shorter	$(57,199)	$(50,476)	$(43,738)
Unchanged	(9,188)	—	9,172
3 months longer	44,366	56,197	68,014

Marine	5% lower	Unchanged	5% higher

3 months shorter	$(47,269)	$(36,735)	$(26,215)
Unchanged	(12,303)	—	12,293
3 months longer	15,612	29,302	42,988

Aviation	5% lower	Unchanged	5% higher

3 months shorter	$(11,765)	$(10,282)	$(8,799)
Unchanged	(1,997)	—	1,997
3 months longer	19,663	22,800	25,937

Credit and political risk	10% lower	Unchanged	10% higher

3 months shorter	$(10,793)	$(40)	$16,612
Unchanged	(10,763)	—	16,663
3 months longer	(10,714)	59	16,731

Professional lines	10% lower	Unchanged	10% higher

6 months shorter	$(425,931)	$(117,973)	$191,070
Unchanged	(320,129)	—	320,504
6 months longer	(174,634)	162,369	499,595

Liability	10% lower	Unchanged	10% higher

6 months shorter	$(254,234)	$(47,019)	$160,201
Unchanged	(211,750)	—	211,752
6 months longer	(157,773)	59,784	277,338

REINSURANCE
Development pattern	Expected loss ratio
Property and other	5% lower	Unchanged	5% higher

3 months shorter	$(112,472)	$(53,558)	$5,654
Unchanged	(64,593)	—	55,802
3 months longer	(6,530)	55,296	117,196

Credit and surety	10% lower	Unchanged	10% higher

6 months shorter	$(33,479)	$(20,454)	$(7,198)
Unchanged	(11,616)	—	13,995
6 months longer	30,774	43,182	57,935

Professional lines	10% lower	Unchanged	10% higher

6 months shorter	$(121,004)	$(51,246)	$21,768
Unchanged	(65,076)	—	70,517
6 months longer	105	71,519	142,065

Motor	10% lower	Unchanged	10% higher

6 months shorter	$(74,686)	$(31,742)	$13,676
Unchanged	(44,892)	—	46,875
6 months longer	12,492	61,015	110,035

Liability	10% lower	Unchanged	10% higher

6 months shorter	$(201,254)	$(75,630)	$72,860
Unchanged	(119,751)	—	129,118
6 months longer	(20,305)	107,362	229,220

The results show the cumulative increase (decrease) in loss reserves across all accident years. For example, if assumed loss development pattern for insurance property and other business was three months shorter with no accompanying change in ELR assumption, loss reserves may decrease by approximately $50 million. Each of the impacts set forth in the tables is estimated individually, without consideration for any correlation among key assumptions or among reserve classes. Therefore, it would be inappropriate to take each of the amounts and add them together in an attempt to estimate total volatility. While we believe the variations in the expected loss ratios and loss development patterns presented could be reasonably expected, our historical loss data regarding variability is generally limited and actual variations may be greater or less than these amounts. It is also important to note that the variations are not meant to be a "best-case" or "worst-case" series of scenarios and, therefore, it is possible that future variations in loss reserves may be more or less than the amounts presented. While we believe that these are reasonably likely scenarios, we do not believe this sensitivity analysis should be considered an actual reserve range.

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
Reinsurance recoverable on unpaid losses and loss expenses ("reinsurance recoverable") for each of the reportable segments, segregated between case reserves and IBNR and by reserve class was as shown below. Refer to Item 8, Note 8 to the Consolidated Financial Statements 'Reserve for losses and loss expenses' for mapping of the Company's lines of business to reserve classes and the expected claim tails.

	2020			2019
At December 31,	Case reserves	IBNR	Total	Case reserves		IBNR		Total

Insurance segment:
Property and other	$232,796	$275,429	$508,225	$241,029		$117,165		$358,194
Marine	74,065	88,331	162,396	70,927		93,078		164,005
Aviation	60,955	3,297	64,252	34,298		1,796		36,094
Credit and political risk	7,239	44,428	51,667	9,730		24,885		34,615
Professional lines	317,600	909,583	1,227,183	318,850		786,834		1,105,684
Liability	185,453	997,191	1,182,644	215,203		893,178		1,108,381
Total Insurance	878,108	2,318,259	3,196,367	890,037		1,916,936		2,806,973

Reinsurance segment:
Property and other *	235,508	261,703	497,211	171,741	*	277,144	*	448,885
Credit and surety	29,138	41,005	70,143	18,490		45,985		64,475
Professional lines	58,646	127,599	186,245	23,968		111,537		135,505
Motor	105,793	122,660	228,453	99,730		109,765		209,495
Liability	76,352	241,870	318,222	39,722		172,701		212,423
Total Reinsurance	505,437	794,837	1,300,274	353,651		717,132		1,070,783

Total	$1,383,545	$3,113,096	$4,496,641	$1,243,688		$2,634,068		$3,877,756

*To facilitate comparison of information across periods, certain reclassifications have been made to prior year amounts to conform to the current year's presentation. These reclassifications did not impact the results of operations, financial condition or liquidity.
At December 31, 2020, reinsurance recoverables as a percentage of loss reserves was 32% (2019: 30%). At December 31, 2020, reinsurance recoverables (excluding the allowance for expected credit losses) that were collectible from reinsurers rated A- or better by A.M Best were 87.6% (2019: 89.1%). Refer to Item 8, Note 11 to the Consolidated Financial Statements 'Commitments and Contingencies' for an analysis of the credit risk associated with reinsurance recoverable on unpaid and paid losses and loss expenses at December 31, 2020.
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
The second estimate is the amount of the reinsurance recoverable balance that we believe ultimately will not be collected from reinsurers. We are selective in choosing reinsurers, buying reinsurance principally from reinsurers with a strong financial condition and industry ratings. The amount we ultimately collect may differ from our estimate due to the ability and willingness of reinsurers to pay claims, which may be negatively impacted by factors such as insolvency, contractual disputes over contract language or coverage and/or other reasons. In addition, economic conditions and/or operational performance of a particular reinsurer may deteriorate, and this could also affect the ability and willingness of a reinsurer to meet their contractual obligations.
Consequently, we review reinsurance recoverable balances at least quarterly to estimate an allowance for expected credit losses.
We estimate a case-specific allowance for expected credit losses against reinsurance recoverable balances that we deem are unlikely to be collected in full. In addition, we estimate an allowance for expected credit losses on the remainder of the reinsurance recoverable balance using a default analysis. The principal components of the default analysis are reinsurance recoverable balances by reinsurer and default factors applied to estimate uncollectible amounts based on reinsurers’ credit ratings and the length of collection periods. The default factors are based on a model developed by a major rating agency. The default analysis considers current and forecasted economic conditions.
The allowance for expected credit losses is recognized in net income (loss). Any adjustment to the allowance for expected credit losses is recognized in the period in which it is determined. Write-offs of reinsurance recoverable balances, together with associated allowances for expected credit losses, are recognized in the period in which balances are deemed uncollectible.
At December 31, 2020 the allowance for expected credit losses was $24 million and at December 31, 2019, the provision for uncollectible amounts was $18 million. We have not written off any significant reinsurance recoverable balances in the last three years.
At December 31, 2020, the use of different assumptions could have a material effect on the allowance for expected credit losses. To the extent the creditworthiness of our reinsurers deteriorates due to an adverse event affecting the reinsurance industry, such as a large number of catastrophes, uncollectible amounts could be significantly greater than the allowance for expected credit losses. Given the various considerations used to estimate the allowance for expected credit losses, we cannot precisely quantify the effect a specific industry event may have on the allowance for expected credit losses.

Gross Premiums Written
Revenues primarily relate to premiums generated by our underwriting operations. The basis for recognizing gross premiums written varies by policy or contract type.
Insurance Segment
Insurance premiums written are recorded in accordance with the terms of the underlying policies.
For the majority of our insurance business, a fixed premium which is identified in the policy is recorded at the inception of the policy. This premium is adjusted if underlying insured values change. We actively monitor underlying insured values and any adjustments to premiums are recognized in the period in which they are determined. Gross premiums written on a fixed premium basis accounted for 86% and 87% of the segment’s gross premiums written for the years ended December 31, 2020 and 2019, respectively. Some of this business is written through MGAs, third parties granted authority to bind risks on our behalf in accordance with our underwriting guidelines. For this business, premiums are recorded based on monthly statements received from MGAs or best estimates based on historical experience.
A limited amount of our insurance business is written on a line slip or proportional basis, where we assume an agreed proportion of the premiums and losses of a particular risk or group of risks along with other unrelated insurers. As premiums for this business are not identified in the policy, premiums are recognized at the inception of the policy based on estimates provided by clients through brokers (refer to 'Reinsurance Segment' below for further details). We review these premium estimates on a quarterly basis and any adjustments to premium estimates are recognized in the period in which they are determined. Gross premiums written on a line slip or proportional basis accounted for 14% and 13% of the segment’s gross premiums written for the years ended December 31, 2020 and 2019, respectively, therefore the impact of these premium estimates on pre-tax net income was immaterial.
For the credit and political risk line of business, we write certain policies on a multi-year basis. Premiums in respect of these policies are recorded at the inception of the policy based on management’s best estimate of premiums to be received, including assumptions relating to prepayments/refinancing. At December 31, 2020, the average duration of unearned premiums for credit and political risk line of business was 5.3 years (2019: 5.9 years).

Reinsurance Segment
Reinsurance premiums are recorded at the inception of the contract based on estimates received from ceding companies.
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
Excess of loss reinsurance contracts with cedants typically include minimum or deposit premium provisions. For excess of loss reinsurance contracts, minimum or deposit premiums are generally considered to be the best estimate of premiums at the inception of the contract. The minimum or deposit premium is normally adjusted at the end of the contract period to reflect changes in the underlying risks in force during the contract period. Any adjustments to minimum or deposit premiums are recognized in the period in which they are determined. Gross premiums written for excess of loss reinsurance contracts accounted for 52% and 48% of the reinsurance segment’s gross premiums written for the years ended December 31, 2020 and 2019, respectively.
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
For proportional reinsurance contracts, premiums are recognized at the inception of the contract based on estimates received from ceding companies. We review these premium estimates on a quarterly basis and evaluate their reasonability in light of premiums reported by cedants. Factors contributing to changes in initial premium estimates may include:
•changes in renewal rates or rates of new business accepted by cedants (changes could result from changes in the relevant insurance market that could affect more than one of our cedants or could be a consequence of changes in the marketing strategy or risk appetite of an individual cedant);
•changes in underlying exposure values; and/or
•changes in rates being charged by cedants.
As a result of this review process, any adjustments to premium estimates are recognized in the period in which they are determined. Changes in premium estimates could be material to gross premiums written in the period. Changes in premium estimates could be also material to net premiums earned in the period in which they are determined as any adjustment may be substantially or fully earned. Gross premiums written for proportional reinsurance contracts, including adjustments to premium estimates established in prior years, accounted for 48% and 52% of the reinsurance segment’s gross premiums written for the years ended December 31, 2020 and 2019, respectively.

Gross premiums written for proportional reinsurance contracts incepting during the year were as follows:

Year ended December 31,	2020	2019	2018

Catastrophe	$13,863	$17,149	$12,944
Property	135,312	184,552	237,527
Credit and surety	91,940	162,948	221,260
Professional lines	156,643	159,234	174,126
Motor	228,754	194,871	361,471
Liability	265,358	251,515	246,554
Engineering	15,472	51,052	48,692
Agriculture	52,682	194,379	205,116
Accident and health	300,646	335,538	284,675
Marine and Aviation	19,065	22,697	11,360
Total estimated premiums	$1,279,735	$1,573,935	$1,803,725

Gross premiums written (reinsurance segment)	$2,808,539	$3,222,927	$3,112,473
As a % of total gross premiums written	46%	49%	58%

Historical experience has shown that cumulative adjustments to initial premium estimates for proportional reinsurance contracts have ranged from 0% to 5% over the last 5 years. Giving more weight to recent years where premium volume was comparable to current levels, we believe that a reasonably likely change to 2020 initial premium estimates for proportional reinsurance contracts would be 3% in either direction. A change in initial premium estimates of this magnitude would result in a change in gross premiums written of approximately $39 million. A change in initial premium estimates of this magnitude would not have a material impact on pre-tax net income, after considering current losses and loss expenses ratios. However, larger variations, positive or negative, are possible.
Net Premiums Earned
Premiums are earned evenly over the period during which we are exposed to the underlying risk. Changes in circumstances subsequent to the inception of contracts can impact the earning periods. For example, when exposure limits for a contract are reached, any associated unearned premiums are fully earned. This can have a significant impact on net premiums earned, particularly for multi-year contracts such as those in the credit and political risk line of business.
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
•Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments.
•Level 2 – Valuations based on quoted prices in active markets for similar assets or liabilities, quoted prices for identical assets or liabilities in inactive markets, or for which significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.
•Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The unobservable inputs reflect our judgments about assumptions that market participants might use.

Refer to Item 8, Note 6 to the Consolidated Financial Statements 'Fair Value Measurements' for further information on the valuation techniques including significant inputs and assumptions generally used in estimating the fair values of our financial instruments.
Our estimated fair value of a financial instrument may differ from the amount that could be realized if the financial instrument was sold in an immediate sale, e.g., a forced transaction. In addition, the valuation of financial instruments is more subjective when markets are less liquid due to the lack of available market based inputs, as was the case during the global financial market crisis in late 2008 and early 2009. This may lead us to change the selection of valuation technique (from market to cash flow approach) or may cause us to use multiple valuation techniques to estimate the fair value of a financial instrument. This circumstance may require significant management judgment and could cause a financial instrument to be reclassified between levels of the fair value hierarchy.
Fixed Maturities and Equity Securities
At December 31, 2020, the fair values of 95% (2019: 95%) of total fixed maturities and equity securities were based on prices provided by globally recognized independent pricing services where we have a current and detailed understanding of how their prices were derived. The remaining securities were priced by either non-binding broker quotes or internal valuation models.
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
At December 31, 2020 and 2019, we have not adjusted any pricing provided by independent pricing services (refer to 'Management Pricing Validation' below). In addition, total Level 3 fixed maturities and equity securities amounted to $15 million (2019: $8 million), less than 1% of total fixed maturities and equity securities (refer to Item 8, Note 6 to the Consolidated Financial Statements 'Fair Value Measurements' for further information).
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
CLO-Equity Securities
At December 31, 2020 and 2019, we had invested indirectly, through a fund structure in CLO-Equities, also known as "cash flow CLOs" in the industry. During 2020, the CLO-Equity market continued to be relatively inactive with only a small number of transactions being observed, particularly related to transactions involving our CLO-Equities. Our indirect investment in CLO-Equities is valued using a discounted cash flow model prepared by an external manager. At December 31, 2020 and 2019, the estimated fair value of our indirect investment in CLO-Equities was $6 million (2019: $14 million).

Significant inputs used in discounted cash flow models were as follows:

At December 31,	2020	2019

Default rates	4.5%	3.5%
Loss severity rate	50.0%	35.0%
Collateral spreads	3.0%	3.0%
Estimated maturity dates	5 years	7 years

The default and loss severity rates are the most judgmental unobservable market inputs to the discounted cash flow model to which the valuation of our indirect investment in CLO-Equities is most sensitive.
As the significant inputs used to price this security are unobservable, the fair value of the indirect investment in CLO-Equities is classified as Level 3.
Other Privately Held Investments
Other privately held investments include convertible preferred shares, common shares, convertible notes and a variable yield security. These investments are initially valued at cost which approximates fair value. In subsequent measurement periods, the fair values of these investments are generally determined using capital statements obtained from each investee. In 2020, the fair value of the variable yield security was determined using an externally developed discounted cash flow model.
Significant inputs used in discounted cash flow models were as follows:

At December 31,	2020	2019

Discount rate	1.3%	—
Default rate	0.5%	—
Loss absorption yield	1.0%	—
Estimated maturity date	5 years	—

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
Impairment Losses and the Allowance for Expected Credit Losses - Fixed Maturities Available for Sale
The following discussion provides details regarding our processes for identification of impairments of fixed maturities, available for sale following the adoption of ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments," and the recognition of the related impairment losses.
During 2020, we recorded an allowance for expected credit losses of $0.3 million and an impairment loss of $1 million (refer to 'Net Investment Income and Net Investment Gains (Losses)' for further details).
Fixed maturities classified as available for sale are reported at fair value at the balance sheet date. Our available for sale ("AFS") investment portfolio is the largest component of consolidated total assets and it is a multiple of shareholders’ equity. As a result, impairment losses could be material to our financial condition and operating results particularly during periods of dislocation in financial markets.
An available for sale fixed maturity is impaired if the fair value of the investment is below amortized cost.

If a fixed maturity is impaired and we intend to sell the security or it is more likely than not that we will be required to sell the security before its anticipated recovery, the full amount of the impairment loss is charged to net income and is included in net investment gains (losses) in the consolidated statements of operations. The new cost basis for the security is the amortized cost basis less the impairment charge recognized in net income. The new cost basis is not adjusted for subsequent increases in fair value.
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
In instances where we intend to hold the impaired fixed maturity, we determine whether the decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. If we do not anticipate to fully recover the amortized cost based on projected cash flows to be collected from the security (i.e. a credit loss exists), an allowance for expected credit losses is established. The allowance for expected credit losses is limited to the difference between a security's amortized cost basis and its fair value. At December 31, 2020, the allowance for expected credit losses was $0.3 million. The allowance for expected credit loss is charged to net income and is included in net investment gains (losses) in the consolidated statements of operations.
On a quarterly basis, we assess whether unrealized losses on fixed maturities represent credit impairments by considering the below factors:
a.the extent to which the fair value is less than amortized cost;
b.adverse conditions related to the security, industry, or geographical area;
c.downgrades in the security's credit rating by a credit rating agency; and
d.failure of the issuer to make scheduled principal or interest payments.
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
The non-credit component (e.g. interest rates, market conditions, etc.) of the loss is recognized in other comprehensive income.
Our credit impairment review process excludes fixed maturities guaranteed, either explicitly or implicitly, by the U.S. government and its agencies (U.S. Government, U.S. Agency and U.S. Agency RMBS) because we anticipate these securities will not be settled below amortized cost. These securities are evaluated for intention to sell at a loss.
The allowance for expected credit losses recognized in net income is calculated based on the difference between the amortized cost of the security and the net present value of projected future cash flows expected to be collected from the security. The significant inputs and the methodology used to estimate the allowance for expected credit losses are disclosed in Item 8, Note 5 (f) to the Consolidated Financial Statements 'Investments'.

RECENT ACCOUNTING PRONOUNCEMENTS

At December 31, 2020, there were no recently issued accounting pronouncements that we have not yet adopted that we expect could have a material impact on our results of operations, financial condition or liquidity.

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At December 31, 2020, we were not party to any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K to which an entity unconsolidated with the Company is a party that management believes is reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we believe is material to investors.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the risk that our financial instruments may be negatively impacted by movements in financial market prices or rates such as equity prices, interest rates, credit spreads and foreign exchange rates (refer to Item 1 'Risk and Capital Management' for further details).
We own a substantial amount of assets whose fair values are subject to market risks. Our fixed maturities are classified as available for sale, therefore changes in fair values caused by changes in interest rates and foreign currency exchange rates have an immediate impact on other comprehensive income, total shareholders’ equity and book value per common share but may not have an immediate impact on net income. Changes in these market risks impact net income when, and if, securities are sold, or an impairment charge or an allowance for expected credit losses is recorded. Equity securities are reported at fair value, with changes in fair values recognized in net income. At December 31, 2020 and 2019, we also invested in alternative investments including hedge funds, direct lending funds, private equity funds, real estate funds, CLO-Equities, other privately held investments and overseas deposits. These investments are also exposed to market risks, with the changes in fair values immediately reported in net income.
Sensitivity Analysis
The following is a sensitivity analysis of our primary market risk exposures at December 31, 2020 and 2019.
Our policies to address these risks in 2020 were not materially different from 2019. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based on what is known or expected to be in effect in future reporting periods.
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

	Fair value	Potential adverse change in fair value
		Increase in interest rate by 100 basis points	Widening of credit spreads by 100 basis points	Total

At December 31, 2020
U.S. government and agency	$1,918,699	$(67,495)	$—	$(67,495)
Non-U.S. government	671,273	(23,491)	—	(23,491)
Agency RMBS	1,286,209	(41,345)	—	(41,345)

Securities exposed to credit spreads:
Corporate debt	4,655,951	(169,961)	(174,114)	(344,075)
CMBS	1,353,587	(64,430)	(68,978)	(133,408)
Non-agency RMBS	140,104	(2,137)	(4,022)	(6,159)
ABS	1,720,078	(15,460)	(53,007)	(68,467)
Municipals	295,898	(15,314)	(15,375)	(30,689)
	$12,041,799	$(399,633)	$(315,496)	$(715,129)

At December 31, 2019
U.S. government and agency	$2,112,881	$(78,364)	$—	$(78,364)
Non-U.S. government	576,592	(20,430)	—	(20,430)
Agency RMBS	1,592,584	(54,850)	—	(54,850)

Securities exposed to credit spreads:
Corporate debt	4,930,254	(154,282)	(162,741)	(317,023)
CMBS	1,365,052	(69,922)	(74,549)	(144,471)
Non-agency RMBS	84,922	(1,766)	(3,205)	(4,971)
ABS	1,598,693	(10,951)	(47,745)	(58,696)
Municipals	207,227	(9,045)	(9,399)	(18,444)
	$12,468,205	$(399,610)	$(297,639)	$(697,249)

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
Our investment in CLO-Equities is also exposed to interest rate risk, but an increase in the risk free yield curve of 100 basis points would have an insignificant impact on its fair value.
In addition, our investment in bond mutual funds is exposed to interest rate risk, however, this exposure is largely mitigated by the short duration of the underlying securities.
Equity Price Risk
Our portfolio of equity securities, excluding the bond mutual funds, has exposure to equity price risk. This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices. The global equity portfolio is managed to a benchmark composite index, which consists of a blend of the S&P 500 and MSCI World indices. Changes in the underlying indices have a corresponding impact on the overall portfolio. At December 31, 2020, the fair value of equity securities was $241 million (2019: $298 million). At December 31, 2020, the impact of a 20% decline in the overall market prices of our equity exposures would be $48 million (2019: $60 million), on a pre-tax basis.

Our investment in hedge funds has significant exposure to equity strategies with net long positions. At December 31, 2020, the impact of an instantaneous 15% decline in the fair value of our investment in hedge funds would be $22 million (2019: $25 million), on a pre-tax basis.
Foreign Currency Risk
The following table presents a sensitivity analysis of total net foreign currency exposures.

	AUD	NZD	CAD	EUR	GBP	JPY	Other	Total

At December 31, 2020
Net managed assets (liabilities), excluding derivatives	$7,100	$2,067	$231,382	$(527,046)	$(412,049)	$(125,523)	$70,496	$(753,573)
Foreign currency derivatives, net	(769)	5,752	(205,005)	466,006	329,055	122,459	9,097	726,595
Net managed foreign currency exposure	6,331	7,819	26,377	(61,040)	(82,994)	(3,064)	79,593	(26,978)
Other net foreign currency exposure	1	—	118	(2,369)	(1,245)	—	38,631	35,136
Total net foreign currency exposure	$6,332	$7,819	$26,495	$(63,409)	$(84,239)	$(3,064)	$118,224	$8,158
Net foreign currency exposure as a percentage of total shareholders’ equity	0.1%	0.1%	0.5%	(1.2%)	(1.6%)	(0.1%)	2.2%	0.2%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$633	$782	$2,650	$(6,341)	$(8,424)	$(306)	$11,822	$816

At December 31, 2019
Net managed assets (liabilities), excluding derivatives	$42,435	$(2,247)	$157,512	$(442,481)	$(198,535)	$(160,737)	$114,073	$(489,980)
Foreign currency derivatives, net	(23,881)	6,407	(125,019)	356,501	144,866	204,918	4,366	568,158
Net managed foreign currency exposure	18,554	4,160	32,493	(85,980)	(53,669)	44,181	118,439	78,178
Other net foreign currency exposure	1	—	116	(319)	(316)	—	51,323	50,805
Total net foreign currency exposure	$18,555	$4,160	$32,609	$(86,299)	$(53,985)	$44,181	$169,762	$128,983
Net foreign currency exposure as a percentage of total shareholders’ equity	0.3%	0.1%	0.6%	(1.6%)	(1.0%)	0.8%	3.1%	2.3%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$1,856	$416	$3,261	$(8,630)	$(5,399)	$4,418	$16,976	$12,898

(1)Assumes 10% change in underlying currencies relative to the U.S. dollar.
Net Managed Foreign Currency Exposure
Our net managed foreign currency exposure is subject to internal risk tolerance standards. For significant foreign currency exposures, defined as those where net asset/liability position exceeds the greater of 1% of total shareholders' equity or $53 million the value of assets denominated in those currencies should fall within a range of 90 - 110% of liabilities denominated in the same currency. In addition, aggregate foreign currency exposure is subject to the same tolerance range. We may use derivative instruments to maintain net managed foreign currency exposures within our risk tolerance levels.
Other Net Foreign Currency Exposure
Other net foreign currency exposure includes those assets managed by specific investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy. At December 31, 2020, other net foreign currency exposure primarily consisted of our emerging market debt securities portfolio.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of AXIS Capital Holdings Limited

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AXIS Capital Holdings Limited and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2021 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
•We tested the effectiveness of controls over the valuation of the recorded loss and loss expense reserves, including the review and approval process that management has in place for significant actuarial methods and assumptions used and the approval of management’s best estimate of loss and loss expense reserves.
•We tested the completeness and accuracy of the underlying data that served as the basis for the Company’s actuarial analysis, including historical claims data, to test the reasonableness of key inputs to the actuarial estimate.
•With the assistance of our actuarial specialists:
–We independently developed an estimate of the reserves for selected classes of business, compared our estimates to those booked by the Company, and evaluated the differences.
–We evaluated the Company’s methodologies against recognized actuarial practices for the remaining classes. We also evaluated the assumptions used by the Company using our industry knowledge and experience and other analytical procedures.
–We compared the results of the reserve study prepared by third party actuaries to management’s best estimate and evaluated the differences.

/s/ Deloitte Ltd.
Hamilton, Bermuda
February 26, 2021

We have served as the Company's auditor since 2001.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2020 AND 2019

	2020	2019
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2020: $11,566,930; 2019: $12,263,240 Allowance for expected credit losses 2020: $323)	$12,041,799	$12,468,205
Equity securities, at fair value (Cost 2020: $421,744; 2019: $398,956)	518,445	474,207
Mortgage loans, held for investment, at fair value (Allowance for expected credit losses 2020: $nil)	593,290	432,748
Other investments, at fair value	829,156	770,923
Equity method investments	114,209	117,821
Short-term investments, at fair value	161,897	38,471
Total investments	14,258,796	14,302,375
Cash and cash equivalents	902,831	1,241,109
Restricted cash and cash equivalents	600,401	335,348
Accrued interest receivable	65,020	78,085
Insurance and reinsurance premium balances receivable (Allowance for expected credit losses 2020: $8,836)	2,738,342	3,071,390
Reinsurance recoverable on unpaid losses and loss expenses (Allowance for expected credit losses 2020: $23,711)	4,496,641	3,877,756
Reinsurance recoverable on paid losses and loss expenses	434,201	327,795
Deferred acquisition costs	431,439	492,119
Prepaid reinsurance premiums	1,194,455	1,101,889
Receivable for investments sold	2,150	35,659
Goodwill	100,801	102,003
Intangible assets	219,633	230,550
Value of business acquired	3,854	8,992
Operating lease right-of-use assets	123,579	111,092
Other assets	305,544	287,892
Total assets	$25,877,687	$25,604,054
Liabilities
Reserve for losses and loss expenses	$13,926,766	$12,752,081
Unearned premiums	3,685,886	3,626,246
Insurance and reinsurance balances payable	1,092,042	1,349,082
Debt	1,309,695	1,808,157
Payable for investments purchased	104,777	32,985
Operating lease liabilities	140,263	115,584
Other liabilities	322,564	375,911
Total liabilities	20,581,993	20,060,046
Commitments and Contingencies
Shareholders' equity
Preferred shares	550,000	775,000
Common shares (shares issued 2020: 176,580; 2019: 176,580 shares outstanding 2020: 84,353; 2019: 83,959)	2,206	2,206
Additional paid-in capital	2,330,054	2,317,212
Accumulated other comprehensive income	414,395	171,710
Retained earnings	5,763,607	6,056,686
Treasury shares, at cost (2020: 92,227; 2019: 92,621)	(3,764,568)	(3,778,806)
Total shareholders’ equity	5,295,694	5,544,008
Total liabilities and shareholders’ equity	$25,877,687	$25,604,054

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

	2020	2019	2018
	(in thousands, except for per share data)
Revenues
Net premiums earned	$4,371,309	$4,587,178	$4,791,495
Net investment income	349,601	478,572	438,507
Other insurance related income (loss)	(8,089)	16,444	10,622
Net investment gains (losses):
Allowance for expected credit losses	(323)	—	—
Impairment losses	(1,486)	—	—
Other-than-temporary impairment ("OTTI") losses	—	(6,984)	(9,733)
Other realized and unrealized investment gains (losses)	130,942	98,217	(140,485)
Total net investment gains (losses)	129,133	91,233	(150,218)
Total revenues	4,841,954	5,173,427	5,090,406

Expenses
Net losses and loss expenses	3,281,252	3,044,798	3,190,287
Acquisition costs	929,517	1,024,582	968,835
General and administrative expenses	579,790	634,831	627,389
Foreign exchange losses (gains)	81,069	(12,041)	(29,165)
Interest expense and financing costs	75,049	68,107	67,432
Reorganization expenses	7,881	37,384	66,940
Amortization of value of business acquired	5,139	26,722	172,332
Amortization of intangible assets	11,390	11,597	13,814
Total expenses	4,971,087	4,835,980	5,077,864

Income (loss) before income taxes and interest in income (loss) of equity method investments	(129,133)	337,447	12,542
Income tax (expense) benefit	12,321	(23,692)	29,486
Interest in income (loss) of equity method investments	(3,612)	9,718	993
Net income (loss)	(120,424)	323,473	43,021
Preferred share dividends	30,250	41,112	42,625
Net income (loss) available (attributable) to common shareholders	$(150,674)	$282,361	$396

Per share data
Earnings (loss) per common share:
Earnings (loss) per common share	$(1.79)	$3.37	$—
Earnings (loss) per diluted common share	$(1.79)	$3.34	$—
Weighted average common shares outstanding	84,262	83,894	83,501
Weighted average diluted common shares outstanding	84,262	84,473	84,007

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

	2020	2019	2018
	(in thousands)
Net income (loss)	$(120,424)	$323,473	$43,021

Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized gains (losses) arising during the year for which an allowance for expected credit losses has not been recognized	317,166	374,615	(291,731)
Unrealized gains (losses) arising during the year for which an allowance for expected credit losses has been recognized	(40)	—	—
Adjustment for reclassification of net realized (gains) losses, impairment losses and OTTI losses recognized in net income (loss)	(78,012)	(24,729)	100,902
Unrealized gains (losses) arising during the year, net of reclassification adjustment	239,114	349,886	(190,829)
Foreign currency translation adjustment	3,571	(1,066)	(11,165)
Total other comprehensive income (loss), net of tax	242,685	348,820	(201,994)
Comprehensive income (loss)	$122,261	$672,293	$(158,973)

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

	2020	2019	2018
	(in thousands)
Preferred shares
Balance at beginning of year	$775,000	$775,000	$775,000
Shares repurchased	(225,000)	—	—
Balance at end of year	550,000	775,000	775,000

Common shares (par value)
Balance at beginning and end of year	2,206	2,206	2,206

Additional paid-in capital
Balance at beginning of year	2,317,212	2,308,583	2,299,166
Treasury shares reissued	(22,732)	(21,046)	(24,088)
Share-based compensation expense	35,574	29,675	33,505
Balance at end of year	2,330,054	2,317,212	2,308,583

Accumulated other comprehensive income (loss)
Balance at beginning of year	171,710	(177,110)	92,382
Unrealized gains (losses) on available-for-sale investments, net of tax:
Balance at beginning of year	181,521	(168,365)	89,962
Cumulative effect of adoption of ASU No. 2018-02	—	—	2,106
Cumulative effect of adoption of ASU No. 2016-01, net of taxes	—	—	(69,604)
Unrealized gains (losses) arising during the year, net of reclassification adjustment	239,114	349,886	(190,829)
Balance at end of year	420,635	181,521	(168,365)
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of year	(9,811)	(8,745)	2,420
Foreign currency translation adjustment	3,571	(1,066)	(11,165)
Balance at end of year	(6,240)	(9,811)	(8,745)
Balance at end of year	414,395	171,710	(177,110)

Retained earnings
Balance at beginning of year	6,056,686	5,912,812	5,979,666
Cumulative effect of adoption of ASU No. 2018-02	—	—	(2,106)
Cumulative effect of adoption of ASU No. 2016-01, net of taxes	—	—	69,604
Net income (loss)	(120,424)	323,473	43,021
Preferred share dividends (1)	(30,250)	(41,112)	(42,625)
Common share dividends (1)	(142,405)	(138,487)	(134,748)
Balance at end of year	5,763,607	6,056,686	5,912,812

Treasury shares, at cost
Balance at beginning of year	(3,778,806)	(3,791,420)	(3,807,156)
Shares repurchased	(10,382)	(10,165)	(10,080)
Shares reissued	24,620	22,779	25,816
Balance at end of year	(3,764,568)	(3,778,806)	(3,791,420)

Total shareholders' equity	$5,295,694	$5,544,008	$5,030,071

(1) Refer to Note 14 'Shareholder's Equity' for details on dividends declared and paid related to the Company's common and preferred shares.
 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

	2020	2019	2018
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(120,424)	$323,473	$43,021
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net investment (gains) losses	(129,133)	(91,233)	144,297
Net realized and unrealized gains on other investments	(16,059)	(60,038)	(45,153)
Amortization of fixed maturities	32,893	18,499	24,663
Interest in (income) loss of equity method investments	3,612	(9,718)	495
Amortization of value of business acquired	5,139	26,722	172,332
Other amortization and depreciation	65,797	75,229	9,795
Share-based compensation expense, net of cash payments	29,005	32,491	34,346
Non-cash foreign exchange gains	—	(6,043)	—
Changes in:
Accrued interest receivable	13,097	2,140	(3,184)
Reinsurance recoverable on unpaid and paid losses and loss expenses	(723,860)	(412,076)	(766,690)
Deferred acquisition costs	60,828	74,331	(98,329)
Prepaid reinsurance premiums	(94,122)	(88,789)	(212,654)
Reserve for losses and loss expenses	1,178,292	467,428	442,839
Unearned premiums	62,999	(7,958)	29,760
Insurance and reinsurance balances, net	72,503	(51,075)	208,783
Other items	(97,064)	(94,379)	26,452
Net cash provided by operating activities	343,503	199,004	10,773

Cash flows from investing activities:
Purchases of:
Fixed maturities	(10,494,198)	(9,994,025)	(8,464,140)
Equity securities	(117,883)	(58,022)	(73,107)
Mortgage loans	(199,259)	(194,020)	(106,171)
Other investments	(166,602)	(218,178)	(180,126)
Short-term investments	(365,170)	(179,230)	(305,670)
Proceeds from the sale of:
Fixed maturities	9,784,137	8,018,658	7,586,536
Equity securities	119,381	36,016	246,196
Other investments	166,976	249,129	361,030
Short-term investments	171,976	266,057	178,983
Proceeds from redemption of fixed maturities	1,526,396	1,282,796	1,241,214
Proceeds from redemption of short-term investments	69,707	19,366	45,831
Proceeds from the repayment of mortgage loans	39,121	60,244	133,081
Purchase of other assets	(44,661)	(63,106)	(25,103)
Net cash provided by (used in) investing activities	489,921	(774,315)	638,554

Cash flows from financing activities:
Net proceeds from issuance of senior notes	—	717,509	—
Redemption of senior notes	(500,000)	(250,000)	—
Repurchase of preferred shares	(225,000)	—	—
Taxes paid on withholding shares	(10,382)	(10,165)	(10,080)
Dividends paid - common shares	(141,590)	(137,209)	(133,502)
Dividends paid - preferred shares	(31,831)	(42,625)	(42,625)
Net cash provided by (used in) financing activities	(908,803)	277,510	(186,207)

Effect of exchange rate changes on foreign currency cash, cash equivalents and restricted cash	2,154	44,238	3,114
Increase (decrease) in cash, cash equivalents and restricted cash	(73,225)	(253,563)	466,234
Cash, cash equivalents and restricted cash - beginning of year	1,576,457	1,830,020	1,363,786
Cash, cash equivalents and restricted cash - end of year	$1,503,232	$1,576,457	$1,830,020

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

Supplemental disclosures of cash flow information:
Income taxes paid	$4,414	$39,949	$15,698
Interest paid	$54,108	$59,563	$64,822

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
DECEMBER 31, 2020, 2019 AND 2018

1.    ORGANIZATION

AXIS Capital Holdings Limited ("AXIS Capital" and together with its wholly owned subsidiaries the "Company"), was incorporated on December 9, 2002, under the laws of Bermuda. The Company provides a broad range of insurance and reinsurance products on a worldwide basis. The Company's principal operating subsidiaries, located in Bermuda, the United States ("U.S."), Europe, Singapore and Canada are described below:

•AXIS Specialty Limited ("AXIS Specialty Bermuda"), a Bermuda domiciled company is licensed to provide specialty insurance and treaty reinsurance products on a worldwide basis. In addition, AXIS Specialty Bermuda conducts insurance and reinsurance business through its branch in Singapore, AXIS Specialty Limited (Singapore Branch).

•AXIS Insurance Company, domiciled in Illinois and AXIS Reinsurance Company, domiciled in New York, together with AXIS Reinsurance Company (Canadian Branch) are licensed to offer a range of specialty insurance and treaty reinsurance products to a variety of niche markets on a worldwide basis. AXIS Surplus Insurance Company, domiciled in the state of Illinois, is eligible to write insurance on a surplus lines basis.

•AXIS Specialty Europe SE ("AXIS Specialty Europe") is a European public limited liability company, incorporated as a non-life insurer under the laws of Ireland. It is a Societas Europaea (SE), or European society company registered in accordance with company law of the E.U. AXIS Specialty Europe also conducts insurance business through its branch in the United Kingdom ("U.K."), AXIS Specialty Europe SE ("UK Branch"). Pursuant to the U.K.'s withdrawal from the European Union on January 31, 2020, AXIS Specialty Europe expects to be fully regulated by the Prudential Regulation Authority ("PRA") as a third-country branch in the U.K. once the transitional arrangements have expired on December 31, 2021. Until AXIS Specialty Europe's application to the PRA for authorization of a third-country branch in the U.K. is approved, AXIS Specialty Europe will continue to trade in the U.K. under the PRA and the U.K. Financial Conduct Authority ("FCA") Temporary Permissions Regime. Effective January 1, 2019, Compagnie Belge d’Assurances Aviation NV/SA ("Aviabel") was merged into AXIS Specialty Europe by way of merger by absorption and dissolved without going into liquidation (the "Aviabel Merger"). In connection with the Aviabel Merger, AXIS Specialty Europe established new branches in Belgium and the Netherlands, AXIS Specialty Europe SE (Belgium Branch) and AXIS Specialty Europe SE (Netherlands Branch), respectively. Effective January 1, 2019, AXIS Specialty Europe conducts insurance business through its new branches in Belgium and the Netherlands.

•AXIS Re SE is a European public limited liability company, incorporated as a reinsurer under the laws of Ireland. AXIS Re SE is also a Societas Europaea (SE). AXIS Re SE also conducts reinsurance business through its branch in Switzerland, AXIS Re SE, Dublin (Zurich Branch).

•The Company operates in the Lloyd's of London ("Lloyd's") market through its corporate members AXIS Corporate Capital UK Limited and AXIS Corporate Capital UK II Limited, which provide 70% and 30%, respectively of AXIS Syndicate 1686's ("Syndicate 1686") capital support. AXIS Syndicate 1686 is managed by AXIS Managing Agency Ltd. ("AXIS Managing Agency").

•On October 2, 2017, AXIS Specialty UK Holdings Limited, a wholly owned subsidiary of the Company, acquired a 100% ownership interest in Novae Group plc ("Novae"). AXIS Corporate Capital UK II Limited is the sole corporate member of Novae Syndicate 2007 ("Syndicate 2007"). Effective January 1, 2018, AXIS Managing Agency commenced management and oversight of Syndicate 2007. Effective January 1, 2019, Syndicate 2007 ceased accepting new business and was placed into run-off.

•AXIS Ventures Limited ("AXIS Ventures") and AXIS Reinsurance Managers Limited ("AXIS Reinsurance Managers"), regulated by the BMA as insurance managers, generate fee income from services provided to strategic capital partners. Effective September 23, 2020, AXIS Ventures deregistered as an insurance manager with the BMA.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") and include AXIS Capital Holdings Limited and its wholly-owned subsidiaries.
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
Use of Estimates
The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes that the amounts included in the consolidated financial statements reflect its best estimates and assumptions, actual results could differ from those estimates. The Company’s principal estimates include:
•reserve for losses and loss expenses;
•reinsurance recoverable on unpaid losses and loss expenses, including the provision for expected credit losses;
•gross premiums written and net premiums earned;
•fair value measurements of financial assets and liabilities; and
•the allowance for credit losses associated with available for sale securities.
The Company's significant accounting policies are as follows:
a)    Investments
Fixed Maturities, Available for sale, at Fair Value
Fixed maturities classified as available for sale are reported at fair value (refer to Note 6 'Fair Value Measurements'). The change in fair values of fixed maturities, net of tax is recognized in accumulated other comprehensive income (loss) ("AOCI") in the consolidated statement of changes in shareholders’ equity.
Net investment income includes interest income and the amortization of market premiums and discounts and is presented net of investment expenses. Investment income is recognized when earned. Purchases and sales of fixed maturities are recorded on a trade-date basis and realized gains (losses) on sales of fixed maturities are determined based on the specific identification method. Realized gains (losses) on fixed maturities are included in net investment gains (losses) in the consolidated statements of operations.
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Following the adoption of Accounting Standard Update ("ASU") 2016-13, "Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments," (refer to 'New Accounting Standards Adopted in 2020' below):
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

In instances where the Company intends to hold the impaired fixed maturity, the Company determines whether the decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. If the Company does not anticipate to fully recover the amortized cost, an allowance for expected credit losses is established. The allowance for expected credit losses is limited to the difference between a security's amortized cost basis and its fair value. The allowance for expected credit losses is charged to net income and is included in net investment gains (losses).

On a quarterly basis, the Company assesses whether unrealized losses on fixed maturities represent credit impairments by considering the following factors:
a.the extent to which the fair value is less than amortized cost;
b.adverse conditions related to the security, industry, or geographical area;
c.downgrades in the security's credit rating by a credit rating agency; and
d.failure of the issuer to make scheduled principal or interest payments.
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
Prior to the adoption of ASU 2016-13
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
a.the duration and the extent of the decline;
b.the financial condition, near-term and long-term prospects of the issuer of the security;
c.the reason for the decline (e.g. credit spread widening, credit event, foreign exchange rate movements);

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

d.the historical and implied future volatility of the fair value; and
e.the collateral structure and credit support of the security, if applicable.
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
Equity Securities, at Fair Value
Equity securities are reported at fair value. The change in the fair values of equity securities, net of tax is recognized in net investment gains (losses) in the consolidated statements of operations.
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
Mortgage Loans, Held for investment, at Fair Value
Following the adoption of Accounting Standard Update ("ASU") 2016-13, "Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments," (refer to 'New Accounting Standards Adopted in 2020' below):
Mortgage loans, held for investment are reported at amortized cost which is calculated as the unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, and is net of valuation allowances.
Mortgage loans, held for investment are presented net of an allowance for expected credit losses. The allowance for expected credit losses is estimated based on the Company’s analysis of projected lifetime losses. These projections take into account the Company’s experience with credit quality indicators, loan losses, defaults, loss severity, and loss expectations for loans with similar risk characteristics. These evaluations are revised as conditions change and new information becomes available. The allowance for expected credit losses is recognized in net investment gains (losses). Any adjustment to the allowance for expected credit losses is recognized in the period in which it is determined.
Interest income and prepayment fees are recognized when earned. Interest income is recognized based on an effective yield method which gives effect to the amortization of premiums and accretion of discounts.
Prior to the adoption of ASU 2016-13
Mortgage loans, held for investment are reported at amortized cost which is calculated as the unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, and is net of valuation allowances.
Interest income and prepayment fees are recognized when earned. Interest income is recognized based on an effective yield method which gives effect to the amortization of premiums and accretion of discounts.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Other Investments
Other investments are recorded at fair value (refer to Note 6 'Fair Value Measurements'). Changes in fair value and realized gains (losses) are reported in net investment income in the consolidated statements of operations.
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
b)    Cash and Cash Equivalents
Cash equivalents include money-market funds, fixed interest deposits and reverse repurchase agreements with a maturity of under 90 days when purchased. Cash and cash equivalents are recorded at amortized cost, which approximates fair value due to the short-term, liquid nature of these securities. Restricted cash primarily relates to funds held in trust to support obligations in regulatory jurisdictions where the Company operates as a non-admitted carrier and to support the underwriting activities of Syndicate 1686 and Syndicate 2007 at Lloyd's.
c)    Premiums and Acquisition Costs
Premiums
Insurance premiums written are recorded in accordance with the terms of the underlying policies.
Reinsurance premiums are recorded at the inception of the contract based on estimates received from ceding companies. For multi-year contracts insurance and reinsurance premiums are recorded at the inception of the contract based on management’s best estimate of total premiums to be received. Premiums are recognized on an annual basis for multi-year contracts where the cedant has the ability to unilaterally commute or cancel coverage within the term of the contract.
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
Following the adoption of Accounting Standard Update ("ASU") 2016-13, "Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments," (refer to 'New Accounting Standards Adopted in 2020' below):
Insurance and reinsurance premium balances receivable are reviewed for impairment at least quarterly and are presented net of an allowance for expected credit losses.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The allowance for expected credit losses is estimated based on the Company's analysis of amounts due, historical delinquencies and write-offs, and current economic conditions, together with reasonable and supportable forecasts of short-term economic conditions. The allowance for expected credit losses is recognized in net income (loss). Any adjustment to the allowance for expected credit losses is recognized in the period in which it is determined. Write-offs of premium balances receivable, together with associated allowances for expected credit losses, are recognized in the period in which balances are deemed uncollectible. The Company does not have a history of significant write-offs.
Prior to the adoption of ASU 2016-13
Insurance and reinsurance premium balances receivable are reviewed for impairment at least quarterly and an allowance is established for amounts considered uncollectible.
Acquisition Costs
Acquisition costs vary with and are directly related to the successful acquisition efforts of acquiring new or renewing existing insurance and reinsurance contracts and consist primarily of fees and commissions paid to brokers and premium taxes. Acquisition costs are shown net of commissions on reinsurance purchased. Net acquisition costs are deferred and charged to net income as the related premium is earned. Insurance and reinsurance premium balances receivable is presented net of acquisition costs when contract terms provide for the right of offset.
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
The Company reviews its reserve for losses and loss expenses on a quarterly basis. Case reserves are primarily established based on amounts reported by clients and/or their brokers. Management estimates IBNR after reviewing detailed actuarial analyses and applying informed judgment regarding qualitative factors that may not be fully captured in the actuarial estimates. A variety of actuarial methods are utilized in this process, including the Expected Loss Ratio, Chain Ladder and Bornhuetter Ferguson methods. The estimate is highly dependent on management’s judgment as to which method(s) are most appropriate for a particular accident/underwriting year and line of business. Historical claims data is often supplemented with industry benchmarks when applying these methodologies.
Any adjustments to estimates of reserve for losses and loss expenses are recognized in the period in which they are determined. While the Company believes that its reserves for losses and loss expenses are adequate, this estimate requires significant judgment and new information, events or circumstances may result in ultimate losses that are materially greater or less than provided for in the consolidated balance sheets.
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reinsurance recoverable on unpaid losses and loss expenses ("reinsurance recoverable") related to case reserves is estimated on a case-by-case basis by applying the terms of applicable reinsurance cover to individual case reserve estimates. Reinsurance recoverable related to IBNR is generally developed as part of the Company's loss reserving process, therefore, its estimation is subject to similar risks and uncertainties as the estimation of IBNR.
Following the adoption of Accounting Standard Update ("ASU") 2016-13, "Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments," (refer to 'New Accounting Standards Adopted in 2020' below):
Reinsurance recoverable balances are reviewed for impairment at least quarterly and are presented net of an allowance for expected credit losses.
A case-specific allowance for expected credit losses is estimated based on the Company's analysis of amounts due, historical delinquencies and write-offs. In addition, the Company uses a default analysis which is based on the reinsurers' credit rating and the length of collection periods to estimate allowances for expected credit losses on the remainder of the reinsurance recoverable balance. The default analysis considers current and forecasted economic conditions.
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
Prior to the adoption of ASU 2016-13
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
The estimates of reinsurance recoverable balances and the provision for uncollectible amounts require management’s judgment and are reviewed in detail on a quarterly basis. Any adjustments to the provision for uncollectible amounts are recognized in the period in which they are determined.
Retroactive Reinsurance
Retroactive reinsurance reimburses a ceding company for liabilities incurred as a result of past insurable events covered under contracts subject to the reinsurance. In certain instances, reinsurance contracts cover losses both on a prospective basis and on a retroactive basis and where practical the Company bifurcates the prospective and retrospective elements of these reinsurance contracts and accounts for each element separately. Initial gains in connection with retroactive reinsurance contracts are deferred and amortized into income over the settlement period while losses are recognized immediately. When changes in the estimated amount recoverable from the reinsurer or in the timing of receipts related to that amount occur, a cumulative amortization adjustment is recognized in net income in the period in which the change is determined so that the deferred gain reflects the balance that would have existed had the revised estimate been available at the inception of the reinsurance transaction.
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

unit exceeds the fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
For the purpose of evaluating indefinite lived intangibles for impairment, the Company may first perform a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test. If the Company elects to perform a qualitative assessment, it first assesses qualitative factors to determine whether it is more likely than not that an indefinite lived intangible asset is impaired. If the Company determines that it is more likely than not that the indefinite lived intangible asset is impaired, the Company performs the quantitative impairment test.
For the purposes of evaluating goodwill and indefinite lived intangible assets for impairment, the Company has an unconditional option to bypass the qualitative assessment in any period and proceed directly to performing the quantitative impairment test. The Company may resume performing the qualitative assessment in any subsequent period.
For other definite lived intangible assets the Company tests for recoverability whenever events or changes in circumstances indicate its carrying amount may not be recoverable. The Company recognizes an impairment loss if the carrying amount of the asset is not recoverable and exceeds its fair value. The carrying amount of a definite lived intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.
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
l)    Leases
The Company recognizes a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term related to office property and equipment leases.
The Company accounts for non-lease components separately from lease components. As a result, the non-lease components associated with the Company's leases are not included in the lease liabilities and right-of-use assets in the Company's consolidated balance sheets.
The Company does not record office property and equipment leases with an initial term of 12 months or less (short-term) in the Company's consolidated balance sheets.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

m)    New Accounting Standards Adopted in 2020
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

Insurance and reinsurance premium balances receivable of $2,738 million at December 31, 2020 was presented net of an allowance for expected credit losses. The allowance for expected credit losses was estimated based on the Company's analysis of amounts due, historical delinquencies and write-offs, and current economic conditions, together with reasonable and supportable forecasts of short-term economic conditions, giving consideration to the potential impact from the COVID-19 pandemic. At December 31, 2020, the allowance for credit losses expected to be recognized over the life of premium balances receivable was $9 million.

Reinsurance recoverable on unpaid losses and loss expenses of $4,497 million at December 31, 2020 was presented net of an allowance for expected credit losses. A case-specific allowance for expected credit losses was estimated based on the Company's analysis of amounts due, historical delinquencies and write-offs. In addition, the Company used a default analysis based on the reinsurers' credit rating and the length of collection periods to estimate allowances for expected credit losses on the remainder of the reinsurance recoverable balance. The default analysis considered current and forecasted economic conditions including the potential impact from the COVID-19 pandemic. At December 31, 2020, the allowance for credit losses expected to be recognized over the life of the reinsurance recoverable balances was $24 million.

Mortgage loans, held for investment of $593 million at December 31, 2020 was presented net of an allowance for expected credit losses. The allowance for expected credit losses was estimated based on the Company’s analysis of projected lifetime losses. These projections take into account the Company’s experience with credit quality indicators, loan losses, defaults, loss severity, and loss expectations for loans with similar risk characteristics. These projections are revised as conditions change and new information becomes available. At December 31, 2020, the allowance for credit losses expected to be recognized over the life of our mortgage loans was $nil.

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

In instances where the Company intends to hold the impaired fixed maturity, and it does not anticipate to fully recover the amortized cost, an allowance for expected credit losses is established. At December 31, 2020, the allowance for expected credit losses was $(0.3) million.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

3.    SEGMENT INFORMATION

AXIS Capital's underwriting operations are organized around its global underwriting platforms, AXIS Insurance and AXIS Re. The Company has determined that it has two reportable segments, insurance and reinsurance. The Company does not allocate its assets by segment, with the exception of goodwill and intangible assets.
Insurance
The Company's insurance segment offers specialty insurance products to a variety of niche markets on a worldwide basis. The product lines in this segment are property, marine, terrorism, aviation, credit and political risk, professional lines, liability, accident and health, and discontinued lines - Novae.
Reinsurance
The Company's reinsurance segment provides treaty reinsurance to insurance companies on a worldwide basis. The product lines in this segment are catastrophe, property, credit and surety, professional lines, motor, liability, engineering, agriculture, marine and aviation, accident and health, and discontinued lines - Novae.
The following tables present the underwriting results of the Company's reportable segments, as well as the carrying amounts of allocated goodwill and intangible assets:

At and year ended December 31, 2020	Insurance	Reinsurance	Total

Gross premiums written	$4,018,399	$2,808,539	$6,826,938
Net premiums written	2,357,501	1,978,908	4,336,409
Net premiums earned	2,299,038	2,072,271	4,371,309
Other insurance related income (loss)	2,647	(10,736)	(8,089)
Net losses and loss expenses	(1,697,014)	(1,584,238)	(3,281,252)
Acquisition costs	(461,533)	(467,984)	(929,517)
Underwriting-related general and administrative expenses	(378,839)	(99,129)	(477,968)
Underwriting income (loss)	$(235,701)	$(89,816)	$(325,517)

Net investment income			349,601
Net investment gains			129,133
Corporate expenses			(101,822)
Foreign exchange losses			(81,069)
Interest expense and financing costs			(75,049)
Reorganization expenses			(7,881)
Amortization of value of business acquired			(5,139)
Amortization of intangible assets			(11,390)
Income (loss) before income taxes and interest in income (loss) of equity method investments			$(129,133)

Net losses and loss expenses ratio	73.8%	76.4%	75.1%
Acquisition cost ratio	20.1%	22.6%	21.3%
General and administrative expense ratio	16.5%	4.8%	13.2%
Combined ratio	110.4%	103.8%	109.6%

Goodwill and intangible assets	$320,434	$—	$320,434

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

3.    SEGMENT INFORMATION (CONTINUED)

At and year ended December 31, 2019	Insurance	Reinsurance	Total

Gross premiums written	$3,675,931	$3,222,927	$6,898,858
Net premiums written	2,209,155	2,280,460	4,489,615
Net premiums earned	2,190,084	2,397,094	4,587,178
Other insurance related income	2,858	13,586	16,444
Net losses and loss expenses	(1,278,679)	(1,766,119)	(3,044,798)
Acquisition costs	(468,281)	(556,301)	(1,024,582)
Underwriting-related general and administrative expenses	(401,963)	(103,772)	(505,735)
Underwriting income (loss)	$44,019	$(15,512)	$28,507

Net investment income			478,572
Net investment gains			91,233
Corporate expenses			(129,096)
Foreign exchange gains			12,041
Interest expense and financing costs			(68,107)
Reorganization expenses			(37,384)
Amortization of value of business acquired			(26,722)
Amortization of intangible assets			(11,597)
Income (loss) before income taxes and interest in income (loss) of equity method investments			$337,447

Net losses and loss expenses ratio	58.4%	73.7%	66.4%
Acquisition cost ratio	21.4%	23.2%	22.3%
General and administrative expense ratio	18.3%	4.3%	13.9%
Combined ratio	98.1%	101.2%	102.6%

Goodwill and intangible assets	$332,553	$—	$332,553

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

3.    SEGMENT INFORMATION (CONTINUED)

At and year ended December 31, 2018	Insurance	Reinsurance	Total

Gross premiums written	$3,797,592	$3,112,473	$6,910,065
Net premiums written	2,324,747	2,334,215	4,658,962
Net premiums earned	2,362,606	2,428,889	4,791,495
Other insurance related income	3,460	7,162	10,622
Net losses and loss expenses	(1,494,323)	(1,695,964)	(3,190,287)
Acquisition costs	(399,193)	(569,642)	(968,835)
Underwriting-related general and administrative expenses	(395,252)	(123,916)	(519,168)
Underwriting income	$77,298	$46,529	$123,827

Net investment income			438,507
Net investment losses			(150,218)
Corporate expenses			(108,221)
Foreign exchange gains			29,165
Interest expense and financing costs			(67,432)
Reorganization expenses			(66,940)
Amortization of value of business acquired			(172,332)
Amortization of intangible assets			(13,814)
Income (loss) before income taxes and interest in income (loss) of equity method investments			$12,542

Net losses and loss expenses ratio	63.2%	69.8%	66.6%
Acquisition cost ratio	16.9%	23.5%	20.2%
General and administrative expense ratio	16.8%	5.1%	13.1%
Combined ratio	96.9%	98.4%	99.9%

Goodwill and intangible assets	$343,571	$—	$343,571

The following table presents gross premiums written by the geographical location of the Company's subsidiaries:

Years ended December 31,	2020	2019	2018

Bermuda	$602,432	$738,258	$606,452
Ireland	1,516,596	1,679,646	1,805,882
U.S.	3,398,108	3,090,547	2,811,537
Lloyd's of London	1,309,802	1,390,407	1,686,194
Gross premiums written	$6,826,938	$6,898,858	$6,910,065

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

3.    SEGMENT INFORMATION (CONTINUED)
The following table presents net premiums earned by segment and line of business:

Years ended December 31,	2020	2019	2018

Insurance
Property	$605,650	$633,550	$796,945
Marine	293,746	281,764	300,944
Terrorism	47,378	47,345	49,150
Aviation	70,910	55,028	74,203
Credit and political risk	105,869	91,698	102,825
Professional lines	715,276	661,250	570,241
Liability	313,291	264,667	229,373
Accident and health	143,723	144,499	207,777
Discontinued lines - Novae	3,195	10,283	31,148
Total Insurance	2,299,038	2,190,084	2,362,606

Reinsurance
Catastrophe	244,934	267,591	250,016
Property	256,244	311,625	317,038
Credit and surety	187,721	208,717	250,276
Professional lines	207,605	206,328	220,687
Motor	255,916	398,565	438,693
Liability	396,906	373,664	363,292
Engineering	60,521	63,899	67,932
Agriculture	73,696	188,925	176,435
Marine and aviation	53,516	59,209	35,570
Accident and health	333,996	319,619	299,813
Discontinued lines - Novae	1,216	(1,048)	9,137
Total Reinsurance	2,072,271	2,397,094	2,428,889

Total	$4,371,309	$4,587,178	$4,791,495

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

4.    GOODWILL AND INTANGIBLE ASSETS
The table below provides details of goodwill and intangible assets related to the Company's insurance segment:

	Goodwill	Intangible assets with an indefinite life	Intangible assets with a finite life	Total

Balance at December 31, 2018
Gross amount	$97,092	$120,784	$410,575	$628,451
Accumulated amortization	n/a	n/a	(66,534)	(66,534)
Accumulated translation adjustment	4,911	—	—	4,911
	102,003	120,784	344,041	566,828
Amortization	n/a	n/a	(184,043)	(184,043)
Impairment charges	—	—	(3,500)	(3,500)
Balance at December 31, 2019
Gross amount	97,092	120,784	404,304	622,180
Accumulated amortization	n/a	n/a	(247,804)	(247,804)
Accumulated translation adjustment	4,911	—	—	4,911
	102,003	120,784	156,500	379,287
Amortization	n/a	n/a	(37,742)	(37,742)
Balance at December 31, 2020
Gross amount	$97,092	$120,784	$394,604	$612,480
Accumulated amortization	n/a	n/a	(275,846)	(275,846)
Accumulated translation adjustment	4,911	—	—	4,911
	102,003	120,784	118,758	341,545
Amortization	n/a	n/a	(16,055)	(16,055)
Impairment charges	(1,202)	—	—	(1,202)
	$100,801	$120,784	$102,703	$324,288

n/a – not applicable
Intangible Assets with an Indefinite Life
Intangible assets with an indefinite life include U.S. state licenses that provide a legal right to transact business indefinitely and the value of Lloyd's syndicate capacity, which represents the right to underwrite a certain allocated limit of premium in the Lloyd's market.
Impairment Review
For the year ended December 31, 2020, the Company's impairment review of goodwill and indefinite lived intangibles resulted in the recognition of an impairment loss of $1 million related to the exit from certain program business. For the year ended December 31, 2019, the Company's impairment review of goodwill and indefinite lived intangibles did not result in the recognition of an impairment loss. For the year ended December 31, 2018, the Company's impairment review of goodwill and indefinite lived intangibles resulted in the recognition of an impairment loss of $4 million related to the termination of the Managing General Agent ("MGA") contract intangible asset identified in connection with the acquisition of Novae.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

4.    GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

The tables below provide details of the gross amount and accumulated amortization by category of VOBA and intangible assets:

	VOBA and intangible assets
Balance At December 31, 2020	Gross amount	Accumulated amortization	Total

U.S. state licenses	$26,036	n/a	$26,036
Customer relationships and customers lists - Ternian (1)	13,330	(7,665)	5,665
VOBA - Novae (2)	256,942	(253,088)	3,854
Syndicate capacity (2)	94,748	n/a	94,748
Coverholders (2)	63,565	(17,216)	46,349
Large brokers (2)	46,641	(10,106)	36,535
SME brokers (2)	14,126	(3,826)	10,300
	$515,388	$(291,901)	$223,487

(1)    On April 1, 2015, the Company completed its acquisition of Ternian Insurance Group LLC and recognized the definite life intangible assets detailed above.
(2)    On October 2, 2017, the Company acquired Novae and recognized finite lived intangible assets, including Value of Business Acquired ("VOBA"), distribution networks, and indefinite lived intangible assets related to Lloyd's syndicate capacity, all detailed above.

	VOBA and intangible assets
Balance At December 31, 2019	Gross amount	Accumulated amortization and impairment	Total

U.S. state licenses	$26,036	n/a	$26,036
Customer lists, trademark and non-compete - Media Pro (3)	9,700	(9,700)	—
Customer relationships and customers lists - Ternian	13,330	(6,333)	6,997
VOBA - Novae	256,942	(247,950)	8,992
Syndicate capacity	94,748	n/a	94,748
Coverholders	63,565	(11,918)	51,647
Large brokers	46,641	(6,996)	39,645
SME brokers	14,126	(2,649)	11,477
	$525,088	$(285,546)	$239,542

(3)    On May 1, 2007, the Company acquired the assets and operations of Media/Professional Insurance (Media/Pro) and recognized the definite life intangible assets detailed above.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

4.    GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

The table below provides details of estimated amortization expense of VOBA and intangible assets with a finite life:

	VOBA	Intangible assets	Total

2021	3,854	10,916	14,770
2022	—	10,916	10,916
2023	—	10,916	10,916
2024	—	10,916	10,916
2025	—	9,921	9,921
2026 and thereafter	—	45,264	45,264
Total remaining amortization expense	3,854	98,849	102,703
Indefinite lived intangible assets	—	120,784	120,784
Total intangible assets	$3,854	$219,633	$223,487

The estimated remaining average useful life of finite lived intangible assets is 9 years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

5.    INVESTMENTS
a)    Fixed Maturities and Equity Securities

Fixed Maturities
The following table provides the amortized cost and fair values of the Company's fixed maturities classified as available for sale:

	Amortized cost	Allowance for expected credit losses	Gross unrealized gains	Gross unrealized losses	Fair value

At December 31, 2020
Fixed maturities
U.S. government and agency	$1,881,489	$—	$38,969	$(1,759)	$1,918,699
Non-U.S. government	632,875	—	38,826	(428)	671,273
Corporate debt	4,408,351	(303)	254,261	(6,358)	4,655,951
Agency RMBS(1)	1,244,727	—	42,170	(688)	1,286,209
CMBS(2)	1,268,273	—	87,598	(2,284)	1,353,587
Non-agency RMBS	136,198	(20)	4,604	(678)	140,104
ABS(3)	1,712,236	—	14,527	(6,685)	1,720,078
Municipals(4)	282,781	—	13,148	(31)	295,898
Total fixed maturities	$11,566,930	$(323)	$494,103	$(18,911)	$12,041,799

At December 31, 2019
Fixed maturities
U.S. government and agency	$2,102,849	$—	$16,345	$(6,313)	$2,112,881
Non-U.S. government	564,505	—	14,535	(2,448)	576,592
Corporate debt	4,797,384	—	140,426	(7,556)	4,930,254
Agency RMBS(1)	1,570,823	—	25,215	(3,454)	1,592,584
CMBS(2)	1,340,156	—	29,838	(4,942)	1,365,052
Non-agency RMBS	84,381	—	1,393	(852)	84,922
ABS(3)	1,599,867	—	4,706	(5,880)	1,598,693
Municipals(4)	203,275	—	4,359	(407)	207,227
Total fixed maturities	$12,263,240	$—	$236,817	$(31,852)	$12,468,205

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

5.    INVESTMENTS (CONTINUED)
Equity Securities

The following table provides the cost and fair values of the Company's equity securities:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value

At December 31, 2020
Equity securities
Common stocks	$10,810	$689	$(557)	$10,942
Preferred stocks	6,301	1,767	—	8,068
Exchange-traded funds	147,794	74,314	(390)	221,718
Bond mutual funds	256,839	20,878	—	277,717
Total equity securities	$421,744	$97,648	$(947)	$518,445

At December 31, 2019
Equity securities
Common stocks	$504	$77	$(388)	$193
Preferred stocks	—	—	—	—
Exchange-traded funds	215,986	81,444	(105)	297,325
Bond mutual funds	182,466	—	(5,777)	176,689
Total equity securities	$398,956	$81,521	$(6,270)	$474,207

In the normal course of investing activities, the Company actively manages allocations to non-controlling tranches of structured securities which are variable interests issued by Variable Interest Entities ("VIEs"). These structured securities include RMBS, CMBS and ABS.

The Company also invests in limited partnerships which represent 60% of the Company's other investments. The investments in limited partnerships include hedge funds, direct lending funds, private equity funds, real estate funds and CLO equity tranched securities, which are variable interests issued by VIEs (refer to Note 5(c) 'Other Investments'). The Company does not have the power to direct the activities that are most significant to the economic performance of these VIEs therefore the Company is not the primary beneficiary of these VIEs.

The maximum exposure to loss on these interests is limited to the amount of commitment made by the Company. The Company has not provided financial or other support to these structured securities other than the original investment.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

5.    INVESTMENTS (CONTINUED)
Contractual Maturities of Fixed Maturities
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The table below provides the contractual maturities of fixed maturities:

	Amortized cost	Fair value	% of Total fair value

At December 31, 2020
Maturity
Due in one year or less	$436,287	$444,527	3.6%
Due after one year through five years	4,165,696	4,335,219	36.0%
Due after five years through ten years	2,344,859	2,489,050	20.7%
Due after ten years	258,654	273,025	2.3%
	7,205,496	7,541,821	62.6%
Agency RMBS	1,244,727	1,286,209	10.7%
CMBS	1,268,273	1,353,587	11.2%
Non-agency RMBS	136,198	140,104	1.2%
ABS	1,712,236	1,720,078	14.3%
Total	$11,566,930	$12,041,799	100.0%

At December 31, 2019
Maturity
Due in one year or less	$438,881	$443,228	3.6%
Due after one year through five years	4,810,202	4,884,837	39.2%
Due after five years through ten years	2,091,486	2,157,157	17.3%
Due after ten years	327,444	341,732	2.7%
	7,668,013	7,826,954	62.8%
Agency RMBS	1,570,823	1,592,584	12.8%
CMBS	1,340,156	1,365,052	10.9%
Non-agency RMBS	84,381	84,922	0.7%
ABS	1,599,867	1,598,693	12.8%
Total	$12,263,240	$12,468,205	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

5.    INVESTMENTS (CONTINUED)
Gross Unrealized Losses
The following table summarizes fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

At December 31, 2020
Fixed maturities
U.S. government and agency	$—	$—	$251,606	$(1,759)	$251,606	$(1,759)
Non-U.S. government	16,115	(262)	3,652	(166)	19,767	(428)
Corporate debt	63,640	(2,244)	233,970	(4,114)	297,610	(6,358)
Agency RMBS	6,580	(20)	78,672	(668)	85,252	(688)
CMBS	19,736	(1,012)	70,656	(1,272)	90,392	(2,284)
Non-agency RMBS	5,109	(598)	9,558	(80)	14,667	(678)
ABS	325,436	(4,011)	360,402	(2,674)	685,838	(6,685)
Municipals	—	—	11,881	(31)	11,881	(31)
Total fixed maturities	$436,616	$(8,147)	$1,020,397	$(10,764)	$1,457,013	$(18,911)

At December 31, 2019
Fixed maturities
U.S. government and agency	$9,536	$(67)	$614,705	$(6,246)	$624,241	$(6,313)
Non-U.S. government	99,466	(2,036)	18,361	(412)	117,827	(2,448)
Corporate debt	121,635	(3,847)	375,858	(3,709)	497,493	(7,556)
Agency RMBS	195,395	(1,816)	326,402	(1,638)	521,797	(3,454)
CMBS	24,281	(64)	364,641	(4,878)	388,922	(4,942)
Non-agency RMBS	6,345	(792)	25,816	(60)	32,161	(852)
ABS	535,780	(4,667)	404,641	(1,213)	940,421	(5,880)
Municipals	5,418	(34)	46,684	(373)	52,102	(407)
Total fixed maturities	$997,856	$(13,323)	$2,177,108	$(18,529)	$3,174,964	$(31,852)

Fixed Maturities

At December 31, 2020, 719 fixed maturities (2019: 1,190) were in an unrealized loss position of $19 million (2019: $32 million) of which $7 million (2019: $5 million) was related to securities below investment grade or not rated.

At December 31, 2020, 249 fixed maturities (2019: 497) had been in a continuous unrealized loss position for twelve months or greater and had a fair value of $437 million (2019: $998 million).

The unrealized losses of $19 million (2019: $32 million) were due to non-credit factors and were expected to be recovered as the related securities approach maturity.

At December 31, 2020, the Company did not intend to sell the securities in an unrealized loss position and it is more likely than not that the Company will not be required to sell these securities before the anticipated recovery of their amortized costs.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

5.    INVESTMENTS (CONTINUED)
b)    Mortgage Loans

The following table provides details of the Company's mortgage loans held for investment:

	December 31, 2020		December 31, 2019
	Carrying value	% of Total	Carrying value	% of Total

Mortgage loans held for investment:
Commercial	$593,290	100%	$432,748	100%
Total mortgage loans held for investment	$593,290	100%	$432,748	100%

The primary credit quality indicators for commercial mortgage loans are the debt service coverage ratio which compares a property’s net operating income to amounts needed to service the principal and interest due under the loan, (generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss) and the loan-to-value ratio which compares the unpaid principal balance of the loan to the estimated fair value of the underlying collateral (generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss). The debt service coverage ratio and loan-to-value ratio, as well as the values utilized in calculating these ratios, are updated annually, on a rolling basis.

The Company has a high quality mortgage loan portfolio with a weighted average debt service coverage ratio of 2.4x (2019: 2.1x) and a weighted average loan-to-value ratio of 60% (2019: 57%). At December 31, 2020 and 2019, there were no credit losses or past due amounts associated with the commercial mortgage loans held by the Company.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

5.    INVESTMENTS (CONTINUED)
c)    Other Investments
The following table provides a summary of the Company's other investments, together with additional information relating to the liquidity of each category:

	Fair value		Redemption frequency (if currently eligible)	Redemption notice period

At December 31, 2020
Long/short equity funds	$25,300	3%	Annually	60 days
Multi-strategy funds	121,420	15%	Quarterly, Semi-annually	60-95 days
Direct lending funds	272,131	33%	Quarterly(1)	90 days
Private equity funds	124,706	15%	n/a	n/a
Real estate funds	164,250	20%	Quarterly(2)	45 days
CLO-Equities	6,173	1%	n/a	n/a
Other privately held investments	70,011	8%	n/a	n/a
Overseas deposits	45,165	5%	n/a	n/a
Total other investments	$829,156	100%

At December 31, 2019
Long/short equity funds	$31,248	4%	Annually	60 days
Multi-strategy funds	136,542	18%	Quarterly, Semi-annually	60-90 days
Direct lending funds	277,395	36%	n/a	n/a
Private equity funds	80,412	10%	n/a	n/a
Real estate funds	130,112	17%	n/a	n/a
CLO-Equities	14,328	2%	n/a	n/a
Other privately held investments	36,934	5%	n/a	n/a
Overseas deposits	63,952	8%	n/a	n/a
Total other investments	$770,923	100%

n/a – not applicable
(1)Applies to one fund with a fair value of $38 million.
(2)Applies to one fund with a fair value of $61 million.

The investment strategies for the above funds are as follows:

•Long/short equity funds: Seek to achieve attractive returns primarily by executing an equity trading strategy involving long and short investments in publicly-traded equity securities.
•Multi-strategy funds: Seek to achieve above-market returns by pursuing multiple investment strategies to diversify risks and reduce volatility. This category includes funds of hedge funds which invest in a large pool of hedge funds across a diversified range of hedge fund strategies.
•Direct lending funds: Seek to achieve attractive risk-adjusted returns, including current income generation, by investing in funds which provide financing directly to borrowers.
•Private equity funds: Seek to achieve attractive risk-adjusted returns by investing in private transactions over the course of several years.
•Real estate funds: Seek to achieve attractive risk-adjusted returns by making and managing investments in real estate and real estate securities and businesses.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

5.    INVESTMENTS (CONTINUED)
Two common redemption restrictions which may impact the Company's ability to redeem hedge funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund’s net assets which may otherwise hinder the general partner or investment manager’s ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During 2020 and 2019, neither of these restrictions impacted the Company's redemption requests. At December 31, 2020, $25 million (2019: $69 million), representing 17% (2019: 41%) of total hedge funds, relate to holdings where the Company is still within the lockup period. The expiration of these lockup periods range from March 2021 to March 2022.
At December 31, 2020, the Company had $151 million (2019: $170 million) of unfunded commitments as a limited partner in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from five to fifteen years and the General Partners of certain funds have the option to extend the term by up to three years.
At December 31, 2020, the Company had $20 million (2019: $24 million) of unfunded commitments as a limited partner in multi-strategy hedge funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until after the completion of the funds' investment term. These funds have investment terms ranging from two years to the dissolution of the underlying fund.
At December 31, 2020, the Company had $201 million (2019: $82 million) of unfunded commitments as a limited partner in funds which invest in real estate and real estate securities and businesses. These funds include an open-ended fund and funds with investment terms ranging from seven years to the dissolution of the underlying fund.

At December 31, 2020, the Company had $166 million (2019: $261 million) of unfunded commitments as a limited partner in private equity funds. The life of the funds is subject to the dissolution of the underlying funds. The Company expects the overall holding period to be over five years.

During 2015, the Company made a $50 million commitment as a limited partner of a bank revolver opportunity fund. The fund has an investment term of seven years and the General Partners have the option to extend the term by up to two years. At December 31, 2020, this commitment remains unfunded. It is not anticipated that the full amount of this fund will be drawn.

Syndicate 2007 holds overseas deposits which include investments in private funds where the underlying investments are primarily U.S. government, non-U.S. government and corporate debt securities. The funds do not trade on an exchange, therefore, are not included within available for sale investments.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

5.    INVESTMENTS (CONTINUED)
under the equity method of accounting. The Company's proportionate share of the underlying equity in net assets resulted in a basis difference of $5 million which represents initial transactions costs.

e)    Net Investment Income
Net investment income was derived from the following sources:

Year ended December 31,	2020	2019	2018

Fixed maturities	$317,121	$384,053	$356,273
Other investments	16,059	60,038	48,959
Equity securities	9,328	10,434	10,077
Mortgage loans	15,432	14,712	13,566
Cash and cash equivalents	13,582	26,882	27,566
Short-term investments	2,749	7,053	9,365
Gross investment income	374,271	503,172	465,806
Investment expenses	(24,670)	(24,600)	(27,299)
Net investment income	$349,601	$478,572	$438,507

f)    Net Investment Gains (Losses)
The following table provides an analysis of net investment gains (losses):

Year ended December 31,	2020	2019	2018

Gross realized investment gains
Fixed maturities and short-term investments	$186,726	$93,160	$46,067
Equity securities	25,648	3,449	20,435
Gross realized investment gains	212,374	96,609	66,502
Gross realized investment losses
Fixed maturities and short-term investments	(94,607)	(56,515)	(142,153)
Equity securities	(5,840)	(323)	(3,389)
Gross realized investment losses	(100,447)	(56,838)	(145,542)
Allowance for expected credit losses	(323)	—	—
Impairment losses(1)	(1,486)	—	—
OTTI losses	—	(6,984)	(9,733)
Change in fair value of investment derivatives(2)	(2,434)	(1,823)	5,445
Net unrealized gains (losses) on equity securities	21,449	60,269	(66,890)
Net investment gains (losses)	$129,133	$91,233	$(150,218)

(1)Related to instances where the Company intends to sell securities or it is more likely than not that the Company will be required to sell securities before their anticipated recovery.
(2)Refer to Note 7 'Derivative Instruments'.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

5.    INVESTMENTS (CONTINUED)
The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale:

Year ended December 31,	2020	2019	2018

Balance at beginning of period	$—	$—	$—
Expected credit losses on securities where credit losses were not previously recognized	22,570	—	—
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	(11,542)	—	—
Impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—	—
Securities sold/redeemed/matured	(10,705)	—	—
Balance at end of period	$323	$—	$—

The following table summarizes the OTTI charge recognized in net income by asset class:

Year ended December 31,	2020	2019	2018

Fixed maturities:
Non-U.S. government	$—	$90	$4,697
Corporate debt	—	6,894	4,995
Non-agency CMBS	—	—	41
Total OTTI recognized in net income	$—	$6,984	$9,733

Fixed Maturities
The Company evaluates available for sale securities for expected credit losses when fair value is below amortized cost. If the Company intends to sell or will be required to sell the security before its anticipated recovery, the full amount of the impairment loss is charged to net income. If the Company does not intend to sell or will not be required to sell the security before its anticipated recovery, an allowance for expected credit losses is established and the portion of the loss that relates to credit losses is recorded in net income.
Effective January 1, 2020, the Company adopted the targeted changes to the impairment model for available for sale securities. The updated guidance amends the previous OTTI impairment model by requiring the recognition of impairments related to credit losses through an allowance account and limits the amount of credit loss to the difference between a security's amortized cost basis and its fair value. In addition, the length of time a security has been in an unrealized loss position no longer impacts the determination of whether a credit loss exists.
A summary of credit loss activity by asset class, the significant inputs and the methodology used to estimate credit losses are described below.
U.S. Government, U.S. Agency and U.S. Agency RMBS
Unrealized losses on securities issued or backed, either explicitly or implicitly by the U.S. government are not analyzed for credit losses. The Company has concluded that the possibility of a credit loss on these securities is highly unlikely due to the explicit U.S. government guarantee related to certain securities (e.g. Government National Mortgage Association issuances) and the implicit guarantee related to other securities that has been validated by past actions (e.g. U.S. government bailout of Federal National Mortgage Association and Federal Home Loan Mortgage Corporation during the 2008 credit crisis).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

5.    INVESTMENTS (CONTINUED)
Although these securities are not analyzed for credit losses, they are evaluated for intention to sell and likely requirement to sell.
Non-U.S. Government
Non-U.S. government securities are evaluated for expected credit losses primarily through qualitative assessments of the likelihood of credit losses using information such as severity of unrealized losses, credit ratings and price volatility. At December 31, 2020, the gross unrealized losses were less than $1 million and were mainly due to foreign exchange losses. At December 31, 2020, the Company does not anticipate any credit losses on its non-U.S. government fixed maturities.
Previously, the evaluation of non-U.S. government securities for credit losses included duration of loss and foreign exchange losses. At December 31, 2019, the gross unrealized losses of $2 million were mainly due to foreign exchange losses. In 2019, the OTTI charge on non-U.S. government fixed maturities mainly related to unrealized foreign exchange losses on certain securities where the forecasted recovery of the amortized cost of these securities was uncertain.
Corporate Debt
To estimate expected credit losses for corporate debt securities, the Company's projected cash flows are primarily driven by assumptions regarding the severity of loss, probability of default and projected recovery rates. The Company's default and loss severity rates are based on credit rating, credit analysis and macroeconomic forecasts. In 2020, the allowance for expected credit losses on corporate debt securities mainly related to loss severity where the forecasted recovery to amortized cost was uncertain.
In 2019, the OTTI charge on corporate debt securities mainly related to loss severity, unrealized foreign exchange losses on certain securities where the forecasted recovery of the amortized cost of these securities was uncertain, and instances where the Company intended to sell securities before the forecasted recovery of the amortized cost of these securities.

CMBS
The Company's investments in CMBS are diversified and primarily rated AA or better. At December 31, 2020, CMBS had a weighted average estimated subordination percentage of 29% (2019: 29%). Based on discounted cash flows at December 31, 2020 and 2019, the current level of subordination is sufficient to cover the estimated loan losses on the underlying collateral of the CMBS.
Non-agency RMBS
To estimate expected credit losses for non-agency RMBS, the Company's projected cash flows incorporated underlying data from widely accepted third-party data sources along with certain internal assumptions and judgments regarding the future performance of the security. These assumptions included default, delinquency, loss severity and prepayment rates. The assumptions used to calculate credit losses in 2020 have not changed significantly since December 31, 2019.
At December 31, 2020, the fair value of the Company's non-agency RMBS was $140 million (2019: $85 million), consisting primarily of $85 million (2019: $54 million) of Prime and $23 million (2019: $11 million) of Alt-A MBS. At December 31, 2020, the allowance for expected credit losses on non-agency RMBS related to loss severity where the forecasted recovery to amortized cost is uncertain.
ABS

The Company's investments in ABS consist mainly of CLO debt tranched securities ("CLO Debt") purchased primarily as new issues between 2017 and 2020. Substantially all of these new issues had credit ratings of AA or better. The Company utilizes a scenario-based approach to review its CLO Debt portfolio based on the current asset market price. The Company also reviews subordination levels of these securities to determine their ability to absorb credit losses of underlying collateral. If losses are forecast to be below the subordination level for a tranche held by the Company, the security is determined not to have a credit loss. At December 31, 2020 and 2019, the Company does not anticipate any credit losses on its CLO Debt.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

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
At December 31, 2020 collateral held in trust for third-party agreements of $1,903 million (2019: $1,856 million) included $45 million (2019: $365 million) of fixed maturities and equity securities, and cash of $225 million (2019: $16 million) held on deposit to support the underwriting activities of Syndicate 2007, and also included $297 million (2019: $169 million) of fixed maturities and equity securities, and cash of $178 million (2019: $181 million) held on deposit to support the underwriting activities of Syndicate 1686.
The Company's restricted investments and cash primarily consist of high-quality fixed maturity and short-term investment securities.
The table below provides the fair values of the Company's restricted investments and cash:

At December 31,	2020	2019

Collateral in Trust for inter-company agreements	$1,153,157	$1,580,689
Collateral for secured letter of credit facility	434,845	473,187
Funds at Lloyd's	1,155,832	1,314,345
Collateral in Trust for third-party agreements	1,903,274	1,856,327
Securities on deposit or in trust with regulatory authorities	265,959	76,229
Total restricted investments	$4,913,067	$5,300,777

h)    Reverse Repurchase Agreements

At December 31, 2020, the Company held $91 million (2019: $nil) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents in the Company's consolidated balance sheets. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. At maturity, the Company receives principal and interest income. The Company monitors the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

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

•Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The unobservable inputs reflect the Company's judgments about assumptions that market participants might use.

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
DECEMBER 31, 2020, 2019 AND 2018

6.    FAIR VALUE MEASUREMENTS (CONTINUED)
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
DECEMBER 31, 2020, 2019 AND 2018

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

Municipals

Municipals comprise revenue bonds and general obligation bonds issued by U.S. domiciled state and municipal entities. The fair values of these securities are determined using spreads obtained from the new issue market, trade prices and broker-dealers quotes. As the significant inputs used to price these securities are observable market inputs, the fair values of municipals are classified as Level 2.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

6.    FAIR VALUE MEASUREMENTS (CONTINUED)
Other privately held investments include convertible preferred shares, common shares, convertible notes and a variable yield security. These investments are initially valued at cost, which approximates fair value. In subsequent measurement periods, the fair values of these investments are generally determined using capital statements obtained from each investee company. In order to assess the reasonableness of the information received from each investee company, the Company maintains an understanding of current market conditions, historical results, and emerging trends that may impact the results of operations, financial condition or liquidity of investee companies. In addition, the Company engages in regular communication with management at the investee companies. In 2020, the fair value of the variable yield security was determined using an externally developed discounted cash flow model. As the significant inputs used to price these investments are unobservable, the fair values of other privately held investments are classified as Level 3.

Overseas deposits include investments in private funds held by Syndicate 2007 where the underlying investments are primarily U.S. government, non-U.S. government and corporate debt securities. The funds do not trade on an exchange, therefore, they are not included in available for sale investments. As the significant inputs used to price the underlying investments are observable market inputs, the fair values of overseas deposits are classified as Level 2.

Short-term Investments

Short-term investments primarily comprise highly liquid securities with maturities greater than three months but less than one year from the date of purchase. These securities are typically not actively traded due to their approaching maturity, therefore their amortized cost approximates fair value. The fair values of short-term investments are classified as Level 2.

Derivative Instruments

Derivative instruments include foreign exchange forward contracts and exchange traded interest rate swaps that are customized to the Company's economic hedging strategies and trade in the over-the-counter derivative market. The fair values of these derivatives are determined using a market approach valuation technique based on significant observable market inputs from third-party pricing vendors, non-binding broker-dealer quotes and/or recent trading activity. As the significant inputs used to price these derivatives are observable market inputs, the fair values of these derivatives are classified as Level 2.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

6.    FAIR VALUE MEASUREMENTS (CONTINUED)
The tables below present the financial instruments measured at fair value on a recurring basis for the periods indicated:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At December 31, 2020
Assets
Fixed maturities
U.S. government and agency	$1,861,240	$57,459	$—	$—	$1,918,699
Non-U.S. government	—	671,273	—	—	671,273
Corporate debt	—	4,653,447	2,504	—	4,655,951
Agency RMBS	—	1,286,209	—	—	1,286,209
CMBS	—	1,351,847	1,740	—	1,353,587
Non-agency RMBS	—	140,104	—	—	140,104
ABS	—	1,709,413	10,665	—	1,720,078
Municipals	—	295,898	—	—	295,898
	1,861,240	10,165,650	14,909	—	12,041,799
Equity securities
Common stocks	10,942	—	—	—	10,942
Preferred stocks	8,068	—	—	—	8,068
Exchange-traded funds	221,718	—	—	—	221,718
Bond mutual funds	—	277,717	—	—	277,717
	240,728	277,717	—	—	518,445
Other investments
Hedge funds(1)	—	—	—	146,720	146,720
Direct lending funds	—	—	—	272,131	272,131
Private equity funds	—	—	—	124,706	124,706
Real estate funds	—	—	—	164,250	164,250
CLO-Equities	—	—	6,173	—	6,173
Other privately held investments	—	—	70,011	—	70,011
Overseas deposits	—	45,165	—	—	45,165
	—	45,165	76,184	707,807	829,156
Short-term investments	—	161,897	—	—	161,897
Other assets
Derivative instruments (refer to Note 7)	—	18,875	—	—	18,875
Total Assets	$2,101,968	$10,669,304	$91,093	$707,807	$13,570,172
Liabilities
Derivative instruments (refer to Note 7)	$—	$2,364	$9,122	$—	$11,486
Cash settled awards (refer to Note 16)	—	13,273	—	—	13,273
Total Liabilities	$—	$15,637	$9,122	$—	$24,759

(1)    Includes Long/short equity and Multi-strategy funds.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

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

(1)    Includes Long/short equity and Multi-strategy funds.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

6.    FAIR VALUE MEASUREMENTS (CONTINUED)
The following table quantifies the significant unobservable inputs used in estimating fair values at December 31, 2020 of investments classified as Level 3 in the fair value hierarchy:

	Fair value	Valuation technique	Unobservable input	Range	Weighted average

Other investments - CLO-Equities	$6,173	Discounted cash flow	Default rates	4.5%	4.5%
			Loss severity rate	50.0%	50.0%
			Collateral spreads	3.0%	3.0%
			Estimated maturity dates	5 years	5 years

Other investments - Other privately held investments	$21,643	Discounted cash flow	Discount rate	1.3%	1.3%
			Default rate	0.5%	0.5%
			Loss absorption yield	1.0%	1.0%
			Estimated maturity date	5 years	5 years

Derivatives - Other underwriting- related derivatives	$(9,122)	Discounted cash flow	Discount rate	0.4%	0.4%

Note: Fixed maturities of $15 million that are classified as Level 3 are excluded from the above table as these securities are priced using broker-dealer quotes. In addition, other privately held investments of $48 million that are classified as Level 3 are excluded from the above table as these investments are priced using capital statements received from investee companies.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

6.    FAIR VALUE MEASUREMENTS (CONTINUED)
Other Investments - Other Privately Held Securities

Other privately held securities are initially valued at cost which approximates fair value. In subsequent measurement periods, the fair value of the variable yield security was determined using an externally developed discounted cash flow model. This model includes inputs that are specific to that investment. The inputs used in the fair value measurement include an appropriate discount rate, default rate, loss absorption rate and estimated maturity date. The selection of an appropriate discount rate is judgmental and is the most significant unobservable input used in the valuation of this investment. A significant increase (decrease) in this input in isolation could result in significantly lower (higher) fair value measurement for this investment. In order to assess the reasonableness of the inputs the Company uses in the discounted cash flow model, the Company maintains an understanding of current market conditions, historical results, as well as investee specific information that may impact future cash flows.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

6.    FAIR VALUE MEASUREMENTS (CONTINUED)
The following table presents changes in Level 3 for financial instruments measured at fair value on a recurring basis:

	Opening balance	Transfers into Level 3	Transfers out of Level 3	Included in net income(1)	Included in OCI (2)	Purchases	Sales	Settlements/ distributions	Closing balance	Change in unrealized gains/(losses) (3)

Year ended December 31, 2020
Fixed maturities
Corporate debt	$2,297	$—	$—	$—	$207	$—	$—	$—	$2,504	$—
CMBS	5,235	—	—	—	(11)	—	—	(3,484)	1,740	—
ABS	489	9,091	—	—	116	969	—	—	10,665	—
	8,021	9,091	—	—	312	969	—	(3,484)	14,909	—
Other investments
CLO-Equities	14,328	—	—	(6,017)	—	—	—	(2,138)	6,173	(5,319)
Other privately held investments	36,934	—	—	6,040	—	27,037	—	—	70,011	6,040
	51,262	—	—	23	—	27,037	—	(2,138)	76,184	721
Total assets	$59,283	$9,091	$—	$23	$312	$28,006	$—	$(5,622)	$91,093	$721

Other liabilities
Derivative instruments	9,672	—	—	9,421	—	—	—	(9,971)	9,122	(550)
Total liabilities	$9,672	$—	$—	$9,421	$—	$—	$—	$(9,971)	$9,122	$(550)

Year ended December 31, 2019
Fixed maturities
Corporate debt	$49,012	$—	$—	$4,790	$(4,168)	$—	$(6,068)	$(41,269)	$2,297	$—
CMBS	19,134	—	(7,077)	—	142	—	—	(6,964)	5,235	—
ABS	18,533	—	(18,230)	—	186	—	—	—	489	—
	86,679	—	(25,307)	4,790	(3,840)	—	(6,068)	(48,233)	8,021	—
Other investments
CLO-Equities	21,271	—	—	(199)	—	—	—	(6,744)	14,328	(199)
Other privately held investments	44,518	—	—	18,092	—	22,500	(48,176)	—	36,934	5,150
	65,789	—	—	17,893	—	22,500	(48,176)	(6,744)	51,262	4,951
Total assets	$152,468	$—	$(25,307)	$22,683	$(3,840)	$22,500	$(54,244)	$(54,977)	$59,283	$4,951

Other liabilities
Derivative instruments	10,299	—	—	(627)	—	—	—	—	9,672	(627)
Total liabilities	$10,299	$—	$—	$(627)	$—	$—	$—	$—	$9,672	$(627)

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
(3)    Change in unrealized gains (losses) relating to assets and liabilities held at the reporting date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

6.    FAIR VALUE MEASUREMENTS (CONTINUED)
Transfers into Level 3 from Level 2
The transfers into Level 3 from Level 2 during 2020 were primarily due to the lack of observable market inputs and multiple quotes from pricing vendors and broker-dealers for certain fixed maturities. There were no transfers into Level 3 from Level 2 during 2019.
Transfers out of Level 3 into Level 2
There were no transfers out of Level 3 into Level 2 during 2020. The transfers out of Level 3 into Level 2 during 2019 were primarily due to the availability of observable market inputs and multiple quotes from pricing vendors for certain fixed maturities.
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
For hedge funds, direct lending funds, private equity funds and real estate funds, valuation statements are typically released on a reporting lag therefore, the Company estimates the fair value of these funds by starting with the most recent fund valuations and adjusting for capital calls, redemptions, drawdowns and distributions. Return estimates are not available from the relevant fund managers for these funds, therefore the Company typically has a reporting lag in its fair value measurements of these funds. At December 31, 2020, funds reported on a lag represented 86% (2019: 68%) of the Company's total other investments balance.
The Company often does not have access to financial information relating to the underlying securities held within the funds. Therefore, management is unable to corroborate the fair values placed on the securities underlying the asset valuations provided by fund managers or fund administrators. In order to assess the reasonableness of the NAVs, the Company performs a number of monitoring procedures on a quarterly basis, to assess the quality of the information provided by fund managers and fund administrators. These procedures include, but are not limited to, regular review and discussion of each fund's performance with its manager, regular evaluation of fund performance against applicable benchmarks and the backtesting of the Company's fair value estimates against subsequently received NAVs. Backtesting involves comparing the Company's previously reported fair values for each fund against NAVs per audited financial statements (for year-end values) and final NAVs from fund managers and fund administrators (for interim values).
The fair values of hedge funds, direct lending funds, private equity funds and real estate funds are measured using the NAV practical expedient, therefore the fair values of these funds have not been categorized within the fair value hierarchy.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

6.    FAIR VALUE MEASUREMENTS (CONTINUED)
Financial Instruments Disclosed, But Not Carried, at Fair Value
The fair value of financial instruments accounting guidance also applies to financial instruments disclosed, but not carried, at fair value, except for certain financial instruments, including insurance contracts.
At December 31, 2020, the carrying values of cash and cash equivalents including restricted amounts, accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated fair values due to their short maturities. As these financial instruments are not actively traded, their fair values are classified as Level 2.
At December 31, 2020, the carrying value of mortgage loans, held for investment approximated fair value. The fair values of mortgage loans are primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk or are determined from pricing for similar loans. As mortgage loans are not actively traded, their fair values are classified as Level 3.
At December 31, 2020, the Company's debt was recorded at amortized cost with a carrying value of $1,310 million (2019: $1,808 million) and a fair value of $1,485 million (2019: $1,896 million). The fair value of the Company's debt is based on prices obtained from a third-party pricing service and is determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As the yields for the risk-free yield curve and the spreads are observable market inputs, the fair value of the Company's debt is classified as Level 2.

7.    DERIVATIVE INSTRUMENTS

The following table provides the balance sheet classifications of derivatives recorded at fair value:

	December 31, 2020			December 31, 2019
	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)

Relating to investment portfolio:
Foreign exchange forward contracts	$105,781	$2	$2,364	$68,998	$—	$1,405

Relating to underwriting portfolio:
Foreign exchange forward contracts	1,197,012	18,873	—	1,038,630	3,174	2,560
Other underwriting-related contracts	75,000	—	9,122	85,000	—	9,672
Total derivatives		$18,875	$11,486		$3,174	$13,637

(1)Derivative assets and liabilities are classified within other assets and other liabilities in the consolidated balance sheets.

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
DECEMBER 31, 2020, 2019 AND 2018

7.    DERIVATIVE INSTRUMENTS (CONTINUED)
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

The following table provides a reconciliation of gross derivative assets and liabilities to the net amounts presented in the consolidated balance sheets, with the difference being attributable to the impact of master netting agreements:

	December 31, 2020			December 31, 2019
	Gross amounts	Gross amounts offset	Net amounts(1)	Gross amounts	Gross amounts offset	Net amounts(1)

Derivative assets	$27,765	$(8,890)	$18,875	$7,673	$(4,499)	$3,174
Derivative liabilities	$20,376	$(8,890)	$11,486	$18,136	$(4,499)	$13,637

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

7.    DERIVATIVE INSTRUMENTS (CONTINUED)
b)     Relating to Underwriting Portfolio
Foreign Currency Risk
The Company's insurance and reinsurance subsidiaries and branches operate in various countries. Some of its business is written in currencies other than the U.S. dollar, therefore the underwriting portfolio is exposed to significant foreign currency risk. The Company manages foreign currency risk by seeking to match its foreign-denominated net liabilities under insurance and reinsurance contracts with cash and investments that are denominated in the same currencies. The Company uses derivative instruments, specifically, forward contracts to economically hedge foreign currency exposures
Other Underwriting-related Risks

The Company enters into insurance and reinsurance contracts that are accounted for as derivatives. These insurance or reinsurance contracts provide indemnification to an insured or cedant as a result of a change in a variable as opposed to an identifiable insurable event. The Company considers these contracts to be part of its underwriting operations.

The following table provides the total unrealized and realized gains (losses) recognized in net income for derivatives not designated as hedges:

	Consolidated statement of operations line item that includes gain (loss) recognized in net income	Amount of gain (loss) recognized in net income

		2020	2019	2018

Relating to investment portfolio:
Foreign exchange forward contracts	Net investment gains (losses)	$(2,434)	$1,854	$3,446
Interest rate swaps	Net investment gains (losses)	—	(3,677)	1,999
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange gains (losses)	44,166	(10,678)	(3,509)
Other underwriting-related contracts	Other insurance related income (loss)	(9,035)	1,789	2,384
Total		$32,697	$(10,712)	$4,320

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance segment
Reserve class and tail

	Property and other	Credit and surety	Professional lines	Motor	Liability

	Short	Medium	Medium	Long	Long

Reported lines of business
Catastrophe	X
Property	X
Credit and surety		X
Professional lines			X
Motor				X
Liability					X
Engineering	X
Agriculture	X
Marine and aviation	X
Accident and health	X
Discontinued lines - Novae	X			X	X
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
The following is a brief description of the reserve estimation methods commonly employed by the Company's actuaries including a discussion of their particular strengths and weaknesses:
•Expected Loss Ratio Method ("ELR Method"): This method estimates ultimate losses for an accident year or underwriting year by applying an expected loss ratio to the earned or written premium for that year. Generally, expected loss ratios are based on one or more of (a) an analysis of historical loss experience to date, (b) pricing information and (c) industry data, adjusted as appropriate, to reflect changes in rates, loss and exposure trends, and terms and conditions. This method is insensitive to actual incurred losses for the accident year or underwriting year in question and is, therefore, often useful in the early stages of development when very few losses have been incurred. Conversely, the lack of sensitivity to incurred/paid losses for the accident year or underwriting year in question means that this method is usually inappropriate in later stages of an accident year or underwriting year’s development.
•Loss Development Method (also referred to as the "Chain Ladder Method" or "Link Ratio Method"): This method assumes that the losses incurred/paid for each accident year or underwriting year at a particular development stage follow a relatively similar pattern. It assumes that on average, every accident year or underwriting year will display the same percentage of ultimate losses incurred/paid at the same point in time after the inception of that year. The percentages incurred/paid are established for each development stage (e.g. 12 months, 24 months, etc.) after examining averages from historical loss development data and/or external industry benchmark information. Ultimate losses are then estimated by multiplying the actual incurred/paid losses by the reciprocal of the established incurred/paid percentage. The strengths of this method are that it reacts to loss emergence/payments and that it makes full use of historical claim emergence/payment experience. However, this method has weaknesses when the underlying assumption of stable loss development/payment patterns is not valid. This could be the consequence of changes in business mix, claim inflation trends or claim reporting practices and/or the presence of large claims, among other things. Furthermore, this method tends to produce volatile estimates of ultimate losses where there is volatility in the underlying incurred/paid patterns. In

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

particular, where the expected percentage of incurred/paid losses is low, small deviations between actual and expected claims can lead to very volatile estimates of ultimate losses. As a result, this method is often unsuitable at early development stages for an accident year or underwriting year.
•Bornhuetter-Ferguson Method ("BF Method"): This method can be seen as a combination of the ELR and Loss Development Methods, under which the Loss Development Method is given progressively more weight as an accident year or underwriting year matures. The main advantage of the BF Method is that it provides a more stable estimate of ultimate losses than the Loss Development Method at earlier stages of development, while remaining more responsive to emerging loss development than the ELR Method. In addition, the BF Method allows for the incorporation of external market information through the use of expected loss ratios, whereas the Loss Development Method does not incorporate such information.
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

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
Medium-tail Business
Medium-tail business generally has claim reporting and settlement periods that are longer than those of short-tail reserve classes. Medium-tail business consists primarily of insurance and reinsurance professional lines reserve classes, insurance credit and political risk and reinsurance credit and surety reserve classes.
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
Reserving for Significant Catastrophic Events
The Company cannot estimate losses from widespread catastrophic events, such as hurricanes and earthquakes, using the traditional actuarial methods described above. The magnitude and complexity of losses associated with certain of these events inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at estimated net reserves for losses and loss expenses. As a result, actual losses for these events may ultimately differ materially from current estimates.
Net reserves for losses and loss expenses related to the COVID-19 pandemic represents the Company's best estimate of losses and loss expenses that have been incurred at December 31, 2020. The determination of net reserves for losses and loss expenses is based on the Company's ground-up assessment of coverage from individual contracts and treaties across all lines of business, and includes a review of modeling analyses and market information, where appropriate. In addition, the Company considers information received from clients, brokers and loss adjusters together with global shelter-in-place orders and the outcomes of recent court judgments, including the UK Supreme Court ruling.
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

•the nature and the duration of the pandemic;
•the effects on health, the economy and the Company's customers;
•the response of government bodies including legislative, regulatory or judicial actions and social influences that could alter the interpretation of the Company's contracts;
•the coverage provided under the Company's contracts;
•the coverage provided by the Company's ceded reinsurance; and
•the evaluation of the loss and impact of loss mitigation actions.

While the Company believes its estimate of net reserves for losses and loss expenses is adequate for losses and loss expenses that have been incurred at December 31, 2020 based on current facts and circumstances, the Company continues to monitor the appropriateness of these assumptions as new information comes to light and adjustments are made to the estimate of ultimate losses related to the COVID-19 pandemic if there are developments that are different from previous expectations. Adjustments are recorded in the period in which they are identified. Actual losses for this event may ultimately differ materially from the Company's current estimates.
The estimate of net reserves for losses and loss expenses related to catastrophes other than the COVID-19 pandemic represent the Company's best estimate of losses and loss expenses that have been incurred at December 31, 2020.The determination of these net reserves for losses and loss expenses is estimated by management after a catastrophe occurs by completing an in-depth analysis of individual contracts which may potentially have been impacted by the catastrophic event. This in-depth analysis may rely on several sources of information including:
•estimates of the size of insured industry losses from the catastrophic event and the Company's corresponding market share;
•a review of the Company's portfolio of contracts performed to identify those contracts which may be exposed to the catastrophic event;
•a review of modeled loss estimates based on information previously reported by customers and brokers, including exposure data obtained during the underwriting process;
•discussions of the impact of the event with customers and brokers; and
•catastrophe bulletins published by various independent statistical reporting agencies.
A blend of these information sources is generally used to arrive at aggregate estimates of the ultimate losses arising from these catastrophic events.
While the Company believes its estimate of net reserves for losses and loss expenses is adequate for losses and loss expenses that have been incurred at December 31, 2020 based on current facts and circumstances, the Company monitors changes in paid and incurred losses in relation to each significant catastrophe in subsequent reporting periods and adjustments are made to estimates of ultimate losses for each event if there are developments that are different from previous expectations. Adjustments are recorded in the period in which they are identified. Actual losses for these events may ultimately differ materially from the Company's current estimates.
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
DECEMBER 31, 2020, 2019 AND 2018

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

emergence of claims, volume and complexity of claims, social and judicial trends, potential severity of individual claims and the extent of Company historical loss data versus industry information. While these qualitative factors are considered in arriving at the point estimate, no specific provisions for qualitative factors are established.
Reserve for Losses and Loss Expenses
Reserve for losses and loss expenses comprise the following:

At December 31,	2020	2019

Reserve for reported losses and loss expenses	$5,331,900	$4,860,916
Reserve for losses incurred but not reported	8,594,866	7,891,165
Reserve for losses and loss expenses	$13,926,766	$12,752,081

Reserve Roll-forward
The following table presents a reconciliation of the Company's beginning and ending gross reserves for losses and loss expenses and net reserves for unpaid losses and loss expenses:

Year ended December 31,	2020	2019	2018

Gross reserve for losses and loss expenses, beginning of year	$12,752,081	$12,280,769	$12,997,553
Less reinsurance recoverable on unpaid losses, beginning of year	(3,877,756)	(3,501,669)	(3,159,514)
Net reserve for unpaid losses and loss expenses, beginning of year	8,874,325	8,779,100	9,838,039

Net incurred losses and loss expenses related to:
Current year	3,297,161	3,123,698	3,389,949
Prior years	(15,909)	(78,900)	(199,662)
	3,281,252	3,044,798	3,190,287
Net paid losses and loss expenses related to:
Current year	(571,442)	(598,988)	(724,199)
Prior years	(2,365,959)	(2,371,637)	(2,368,615)
	(2,937,401)	(2,970,625)	(3,092,814)

Foreign exchange and other	211,949	21,052	(1,156,412)

Net reserve for unpaid losses and loss expenses, end of year	9,430,125	8,874,325	8,779,100
Reinsurance recoverable on unpaid losses, end of year	4,496,641	3,877,756	3,501,669
Gross reserve for losses and loss expenses, end of year	$13,926,766	$12,752,081	$12,280,769

The Company writes business with loss experience generally characterized as low frequency and high severity in nature, which can result in volatility in its financial results. During 2020, 2019 and 2018, the Company recognized catastrophe and weather-related losses, net of reinstatement premiums, of $774 million, $336 million and $430 million.
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
DECEMBER 31, 2020, 2019 AND 2018

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
Estimates for Significant Catastrophe Events
At December 31, 2020, net reserve for losses and loss expenses included estimated amounts for numerous catastrophe events. The magnitude and complexity of losses arising from certain of these events inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at estimated net reserves for losses and loss expenses. These events include the COVID-19 pandemic, Hurricanes Laura, Sally, Zeta and Delta, the Midwest derecho and wildfires across the West Coast of the United States in 2020, Japanese Typhoons Hagibis, Faxai and Tapah, Hurricane Dorian and the Australia Wildfires in 2019 and Hurricanes Michael and Florence, California Wildfires and Typhoon Jebi in 2018. As a result, actual losses for these events may ultimately differ materially from current estimates.
Prior Year Reserve Development
The Company's net favorable prior year reserve development arises from changes to estimates for losses and loss expenses related to loss events that occurred in previous calendar years. The following table presents net prior year reserve development by segment:

	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)
	Insurance	Reinsurance	Total

Year ended December 31, 2020	$8,937	$6,972	$15,909
Year ended December 31, 2019	53,302	25,598	78,900
Year ended December 31, 2018	92,806	106,856	199,662

The following sections provide further details on net prior year reserve development by segment, reserving class and accident year.
Insurance Segment:

	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)
Years ended December 31,	2020	2019	2018

Property and other	$46,791	$11,042	$64,781
Marine	16,780	33,260	17,913
Aviation	6,416	3,741	(2,938)
Credit and political risk	(745)	18,810	3,609
Professional lines	(35,661)	11,721	31,687
Liability	(24,644)	(25,272)	(22,246)
Total	$8,937	$53,302	$92,806

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

In 2020, we recognized $9 million of net favorable prior year reserve development, the principal components of which were:

•$47 million of net favorable prior year reserve development on property and other business primarily due to better than expected loss emergence mainly related to the 2018 and 2019 accident years, better than expected loss emergence attributable to the 2017, 2018 and 2019 catastrophe events.

•$17 million of net favorable prior year reserve development on marine business primarily due to better than expected loss emergence mainly related to the 2018 accident year.

•$36 million of net adverse prior year reserve development on professional lines business primarily due to reserve strengthening within the European professional indemnity and financial institutions books of business and the commercial management solutions book of business mainly related to the 2018 and 2019 accident years and an increase in the loss estimate attributable to a specific large claim related to the 2009 accident year.

•$25 million of net adverse prior year reserve development on liability business primarily due to reserve strengthening within the primary casualty, U.S. excess casualty and program books of business mainly related to the 2017 and 2018 accident years.

In 2019, we recognized $53 million of net favorable prior year reserve development, the principal components of which were:

•$33 million of net favorable prior year reserve development on marine business primarily due to better than expected loss emergence mainly related to the 2015 through 2017 accident years.

•$19 million of net favorable prior year reserve development on credit and political risk business primarily due to better than expected loss emergence mainly related to recent accident years.

•$12 million of net favorable prior year reserve development on professional lines business reflecting generally favorable experience on older accident years as the Company continued to transition to more experience based actuarial methods.

•$11 million of net favorable prior year reserve development on property and other business primarily due to better than expected loss emergence related to the 2017 catastrophe events and SuperStorm Sandy, partially offset by reserve strengthening within the international book of business mainly related to the 2018 accident year.

•$25 million of net adverse prior year reserve development on liability business primarily due to reserve strengthening within the U.S. excess casualty and U.S. primary casualty books of business mainly driven by the higher frequency and severity of auto claims and the higher frequency of general liability claims mainly related to the 2015 and 2017 accident years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance Segment:

	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)
Years ended December 31,	2020	2019	2018

Property and other	$(5,935)	$(133,448)	$6,012
Credit and surety	36,829	53,223	33,497
Professional lines	(15,352)	3,668	21,310
Motor	21,086	70,872	22,932
Liability	(29,656)	31,283	23,105
Total	$6,972	$25,598	$106,856

In 2020, we recognized $7 million of net favorable prior year reserve development, the principal components of which were:

•$37 million of net favorable prior year reserve development on credit and surety business primarily due to better than expected loss emergence related to multiple accident years.

•$21 million of net favorable prior year reserve development on motor business primarily due to non-proportional treaty business mainly related to older accident years, partially offset by an increase in loss estimates for proportional treaty business mainly related to the 2018 accident year.

•$30 million of net adverse prior year reserve development on liability business due to reserve strengthening within the U.S. casualty, the U.S. multiline/regional and the European books of business mainly related to the 2016 to 2019 accident years and an increase in the loss estimate attributable to a specific large claim related to the 2009 accident year.

•$15 million of net adverse prior year reserve development on professional lines business due to an increase in the loss estimate attributable to a specific large claim related to the 2016 accident year and reserve strengthening within the European book of business mainly related to the 2016 to 2018 accident years.

•$6 million of net adverse prior year reserve development on property and other business primarily due to an increase in the loss estimate attributable to a specific large claim within the marine and aviation line of business related to the 2019 accident year, reserve strengthening within the engineering line of business mainly related to the 2016 to 2018 accident years, partially offset by net favorable prior year reserve development within the property line of business due to better than expected loss emergence attributable to the 2019 catastrophe events.

In 2019, we recognized $26 million of net favorable prior year reserve development, the principal components of which were:

•$71 million of net favorable prior year reserve development on motor business primarily due to the impact of the increase in the Ogden Rate and changes in related actuarial assumptions on several accident years.

•$53 million of net favorable prior year reserve development on credit and surety business primarily due to better than expected loss emergence mainly related to accident years 2015 through 2017.

•$31 million of net favorable prior year reserve development on liability business primarily due to increased weight given by management to experience based indications on older accident years.

•$133 million of net adverse prior year reserve development on property and other business primarily due to an increase in loss estimates attributable to Hurricanes Irma and Michael consistent with industry trends, an increase in the loss

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

estimate attributable to Typhoon Jebi consistent with updated industry insured loss estimates, and reserve strengthening within the U.S. regional and commercial proportional property books of business and the European proportional property book of business.
Net Incurred and Paid Claims Development Tables by Accident Year
The following tables present net incurred and paid claims development by accident year, total incurred-but-not-reported liabilities plus expected development on reported claims, cumulative reported claims frequency and average annual percentage payout of incurred claims by age for each reserve class. The loss development tables are presented on an accident year basis for the insurance and reinsurance segments. The Company does not discount reserves for losses and loss expenses.
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
There are many considerations in establishing net reserves for losses and loss expenses and an attempt to evaluate net reserves for losses and loss expenses using solely the data presented in these tables could be misleading. The Company cautions against mechanical application of standard actuarial methodologies to project ultimate losses using data presented in this disclosure.
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
The accident and health line of business includes accidental death, travel insurance and specialty health products for employer and affinity groups. A large increase in reported claims related to the accident and health line of business was observed from 2012. In addition, an increase in limited benefits medical business written in 2017 resulted in a significant increase in reported claims observed in that year.
The discontinued lines - Novae includes the international direct and facultative property line of business that Novae exited or placed into run-off in the fourth quarter of 2016.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

In general, reporting and payment patterns are relatively short-tailed although they can be volatile due to the incidence of catastrophe events.

Insurance property and other
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2020
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims	Cumulative number of reported claims
Accident year	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020
2011	$347,569	$325,274	$304,702	$284,201	$281,155	$279,964	$280,395	$278,688	$277,792	$277,515	$(231)	6,367
2012		393,170	403,254	385,068	364,667	360,525	354,801	353,971	343,934	343,619	(21)	29,942
2013			310,601	300,682	273,775	269,831	269,490	279,922	276,229	275,712	1,135	53,204
2014				362,684	357,885	347,227	331,142	330,011	328,404	323,736	4,334	62,371
2015					280,489	273,606	262,733	258,190	255,319	257,419	1,763	48,469
2016						355,771	384,230	375,260	362,103	356,016	3,427	93,792
2017							911,274	838,640	824,039	813,005	(5,501)	698,289
2018								742,601	775,861	754,741	10,217	731,142
2019									454,386	448,467	11,186	659,908
2020										733,794	308,515	524,539
									Total	$4,584,024

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance property and other
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020
2011	$83,511	$191,823	$248,346	$270,636	$269,626	$269,423	$270,104	$270,546	$270,516	$270,507
2012		77,794	214,771	279,588	302,638	310,171	315,391	315,466	317,574	317,803
2013			76,179	199,930	238,808	249,852	260,895	263,930	265,749	269,598
2014				133,451	261,155	308,010	315,212	319,414	320,597	317,306
2015					100,483	204,862	229,901	244,205	244,916	251,758
2016						126,232	294,777	335,173	343,839	345,188
2017							256,136	634,649	751,394	781,152
2018								292,977	592,507	693,287
2019									197,703	330,268
2020										219,395
Total										3,796,262

All outstanding liabilities before 2011, net of reinsurance										7,141

Liabilities for claims and claim adjustment expenses, net of reinsurance										$794,903

Insurance property and other
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
34.0%	40.8%	14.6%	4.7%	1.3%	1.1%	—%	0.7%	0.1%	—%
Insurance Marine
This reserve class includes the marine line of business which provides cover for traditional marine classes, including offshore energy, renewable offshore energy, cargo, liability, recreational marine, fine art, specie, and hull and war. Offshore energy coverage includes physical damage, business interruption, operators extra expense and liability coverage for all aspects of offshore upstream energy, from exploration and construction through the operation and distribution phases. The complex nature of claims arising under marine policies tends to result in reporting and payment patterns that are longer than those of the property and other reserve class. Exposure to natural perils such as windstorm and earthquake can result in volatility.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance marine
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2020
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims	Cumulative number of reported claims
Accident year	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020
2011	$90,960	$79,215	$73,257	$66,351	$66,320	$66,560	$68,860	$69,555	$68,861	$67,054	$(1,250)	3,830
2012		89,889	83,431	69,484	71,663	72,708	75,326	73,581	63,067	66,026	7,249	4,135
2013			80,641	102,110	97,660	98,759	83,984	83,594	82,622	81,774	846	2,354
2014				59,786	44,936	49,238	44,979	46,705	48,470	42,221	(2,231)	2,166
2015					160,793	142,383	138,704	131,483	118,861	123,836	7,507	2,231
2016						86,464	78,953	76,805	71,694	70,491	3,300	2,857
2017							207,378	172,077	160,919	158,812	13,932	4,005
2018								186,550	194,257	183,415	34,579	4,370
2019									170,489	168,318	47,064	4,475
2020										170,763	107,624	3,558
									Total	$1,132,710

Insurance marine
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020
2011	$26,467	$44,483	$55,329	$58,465	$60,340	$61,063	$65,512	$67,560	$68,051	$68,022
2012		10,752	38,820	45,197	50,028	50,865	53,309	55,387	56,524	56,689
2013			19,577	44,931	56,126	64,497	67,196	78,245	78,396	79,683
2014				6,365	15,418	27,529	27,462	36,681	41,788	42,945
2015					21,467	55,425	109,431	112,390	113,818	115,391
2016						12,498	31,890	57,552	63,829	64,645
2017							14,634	68,709	92,848	117,253
2018								27,218	87,150	117,629
2019									36,354	76,175
2020										38,433
Total										776,865

All outstanding liabilities before 2011, net of reinsurance										6,786

Liabilities for claims and claim adjustment expenses, net of reinsurance										$362,631

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance marine
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
19.8%	29.7%	22.5%	7.0%	5.3%	6.3%	3.2%	2.1%	0.5%	—%
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

Insurance aviation
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2020
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims	Cumulative number of reported claims
Accident year	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020
2011	$17,727	$15,407	$12,799	$9,576	$8,447	$7,301	$7,259	$7,217	$6,976	$6,582	$56	4,203
2012		12,808	10,705	10,832	8,752	7,804	7,747	7,635	7,428	7,346	59	2,859
2013			15,657	16,349	15,234	15,278	15,615	15,502	16,793	16,700	149	3,020
2014				20,438	23,050	24,373	21,818	21,876	19,118	17,370	58	3,534
2015					29,796	28,534	29,877	29,613	27,557	28,038	86	4,155
2016						29,194	33,553	33,728	31,796	32,525	812	4,091
2017							56,102	62,643	67,644	70,029	(1,046)	4,347
2018								58,340	64,250	62,696	3,262	4,405
2019									44,653	42,786	5,387	2,785
2020										37,092	22,625	1,297
									Total	$321,164

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance aviation
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020
2011	$639	$2,834	$4,527	$5,047	$5,584	$5,836	$6,057	$6,199	$6,244	$6,252
2012		958	2,872	4,166	5,966	6,863	7,087	7,201	7,136	7,134
2013			4,402	7,339	9,767	11,474	13,585	14,195	14,516	15,976
2014				3,990	8,035	11,711	13,871	14,509	14,874	15,044
2015					8,092	16,182	20,990	23,253	24,716	26,026
2016						10,424	19,310	26,311	27,879	29,117
2017							21,458	40,811	51,512	59,895
2018								21,544	40,713	48,088
2019									18,465	29,808
2020										6,311
Total										243,651

All outstanding liabilities before 2011, net of reinsurance										6,511

Liabilities for claims and claim adjustment expenses, net of reinsurance										$84,024

Insurance aviation
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
25.8%	26.8%	18.1%	11.4%	7.6%	3.5%	2.0%	3.3%	0.4%	0.1%
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance credit and political risk
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2020
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims	Cumulative number of reported claims
Accident year	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020
2011	$58,154	$48,665	$47,706	$48,361	$48,333	$45,036	$33,609	$27,904	$27,904	$27,754	$118	4
2012		32,602	15,672	12,435	12,447	10,323	47	199	199	199	155	4
2013			26,439	25,684	9,759	9,880	14,942	14,067	12,377	12,739	4,432	2
2014				38,825	70,713	67,109	68,324	69,589	71,275	70,747	2,123	6
2015					30,329	30,368	27,524	26,012	25,930	24,851	1,542	2
2016						47,736	43,746	41,256	41,826	25,612	2,061	1
2017							48,086	33,524	26,552	18,744	8,163	3
2018								45,047	34,116	32,740	12,279	1
2019									51,638	80,181	23,821	14
2020										60,501	48,752	24
									Total	$354,068

Insurance credit and political risk
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020
2011	$32,788	$37,205	$27,636	$27,636	$27,636	$27,636	$27,636	$27,636	$27,636	$27,636
2012		—	—	—	—	40	42	44	44	44
2013			745	2,235	3,726	5,216	11,769	13,828	13,828	13,828
2014				1,924	39,952	61,108	57,858	57,858	64,051	70,224
2015					—	23,309	23,309	23,309	23,309	23,309
2016						—	23,551	23,551	23,551	23,551
2017							396	4,305	9,615	12,103
2018								5,751	14,095	16,152
2019									16,260	46,797
2020										9,823
Total										243,467

All outstanding liabilities before 2011, net of reinsurance										(3,957)

Liabilities for claims and claim adjustment expenses, net of reinsurance										$106,644

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance credit and political risk
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
18.3%	39.1%	5.2%	2.9%	11.9%	5.2%	2.4%	—%	—%	—%
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
With respect to key actuarial assumptions, the Company relies on its loss experience when establishing expected loss ratios and selecting loss development patterns. Loss reporting patterns for professional lines business tend to be volatile, causing instability in actuarial indications based on incurred loss data until an accident year or underwriting year matures. Consequently, initial reserves for losses and loss expenses for an accident year or underwriting year are generally based on an ELR Method and the consideration of relevant qualitative factors. As accident years and underwriting years mature, the Company increasingly gives more weight to methods that reflect its experience until its selections are based almost exclusively on experience-based methods. The Company evaluates the appropriateness of the transition to experience-based methods at the reserve class level, commencing this transition when it believes that its incurred loss development is sufficient to produce meaningful actuarial indications. The rate at which the Company transitions fully to sole reliance on experience-based methods can vary by reserve class and by year, depending on its assessment of the stability and relevance of such indications. For some professional lines in the insurance segment, the Company also relies on the evaluation of the open claim inventory in addition to the commonly employed actuarial methods when establishing reserves.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance professional lines
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2020
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims	Cumulative number of reported claims
Accident year	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020
2011	$314,835	$316,639	$335,265	$327,971	$331,903	$344,964	$353,336	$353,862	$351,191	$345,862	$22,156	7,239
2012		330,010	377,296	378,793	377,895	365,291	367,369	355,893	353,860	335,671	22,818	8,334
2013			385,460	399,136	400,434	367,072	356,643	358,938	336,933	340,078	41,955	9,457
2014				414,720	413,840	423,998	394,748	374,397	356,930	350,182	63,136	9,825
2015					379,378	379,036	384,477	359,619	346,488	329,502	54,530	10,493
2016						351,055	353,679	360,116	361,799	372,198	76,612	11,836
2017							396,543	403,257	439,134	435,827	154,318	13,670
2018								365,577	378,822	432,338	196,909	16,453
2019									407,043	429,729	248,218	16,369
2020										439,054	384,984	9,284
									Total	$3,810,441

Insurance professional lines
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020
2011	$7,464	$33,058	$74,932	$109,183	$166,417	$239,092	$284,246	$295,434	$303,147	$318,439
2012		7,830	41,586	100,608	185,091	231,960	255,108	274,615	282,970	299,719
2013			17,732	73,347	130,341	176,846	214,481	244,566	265,346	278,086
2014				23,616	71,224	131,018	193,659	225,591	244,832	254,655
2015					20,376	67,994	138,369	170,331	204,480	243,519
2016						15,924	71,316	147,958	193,151	235,346
2017							21,039	72,501	140,047	207,157
2018								21,346	83,623	156,052
2019									28,265	99,594
2020										26,489
Total										2,119,056

All outstanding liabilities before 2011, net of reinsurance										94,767

Liabilities for claims and claim adjustment expenses, net of reinsurance										$1,786,152

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance professional lines
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
4.9%	13.3%	17.2%	14.8%	12.1%	10.8%	7.0%	3.1%	3.6%	4.4%
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

Insurance liability
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2020
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims	Cumulative number of reported claims
Accident year	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020
2011	$72,584	$75,329	$83,925	$87,771	$85,792	$84,079	$82,313	$82,658	$85,037	$85,085	$12,780	3,691
2012		70,883	71,711	74,136	71,475	68,659	75,698	72,728	67,239	64,543	14,803	3,312
2013			93,238	95,315	95,181	88,248	93,688	95,989	91,949	89,908	11,899	3,693
2014				107,161	124,368	129,828	130,688	132,034	131,490	132,596	18,701	5,087
2015					128,438	127,423	137,718	165,202	182,959	188,296	34,876	6,351
2016						124,331	130,249	129,069	127,691	120,442	36,430	7,262
2017							167,648	167,673	183,746	200,362	47,636	8,542
2018								169,557	167,564	190,741	78,563	8,255
2019									192,320	193,686	109,765	7,119
2020										225,025	204,825	3,977
									Total	$1,490,684

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance liability
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020
2011	$2,761	$10,540	$20,190	$38,377	$46,074	$54,996	$60,261	$62,151	$67,114	$72,023
2012		1,631	5,515	15,412	30,146	37,140	42,741	46,541	48,035	48,317
2013			2,364	23,287	33,326	42,056	60,011	66,970	71,989	73,320
2014				1,419	18,665	49,861	71,609	84,389	93,589	103,063
2015					5,440	22,441	39,718	92,753	120,357	141,062
2016						6,333	23,326	36,404	56,497	66,437
2017							5,481	29,687	59,432	116,232
2018								9,554	35,056	72,604
2019									7,900	40,047
2020										8,156
Total										741,261

All outstanding liabilities before 2011, net of reinsurance										53,506

Liabilities for claims and claim adjustment expenses, net of reinsurance										$802,929

Insurance liability
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
3.3%	13.0%	14.5%	20.5%	12.1%	9.0%	6.2%	2.0%	3.1%	5.8%
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance Property and Other
This reserve class includes catastrophe, property, agriculture, engineering, marine and aviation, accident and health, and discontinued lines - Novae.
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
The property line of business provides protection for property damage and related losses resulting from natural and man-made perils that are covered in underlying personal and commercial lines insurance policies written by the Company's cedants. The predominant exposure is to property damage, but other risks, including business interruption and other non-property losses, may also be covered when arising from a covered peril. The most significant perils covered by policies in this portfolio include windstorm, tornado and earthquake, but other perils such as freezes, riots, floods, industrial explosions, fires, hail and a number of other loss events are also included. This business is written on a proportional and excess of loss basis.
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
The engineering line of business provides protection for all types of construction risks and risks associated with erection, testing and commissioning of machinery and plants during the construction stage. This line of business also includes coverage for losses arising from operational failures of machinery, plant and equipment, and electronic equipment as well as business interruption. The Company decided to exit this line of business in 2020.
The marine and aviation line of business includes specialty marine classes such as cargo, hull, pleasure craft, marine liability, inland marine and offshore energy. The principal perils covered by policies in this portfolio include physical loss, damage and/or liability arising from natural perils of the seas or land, man-made events including fire and explosion, stranding/sinking/salvage, pollution, shipowners and maritime employers liability. This business is written on a non-proportional and proportional basis. Aviation provides cover for airline, aerospace and general aviation exposures. This business is written on a proportional and non-proportional basis.
The accident and health line of business includes personal accident, specialty health, accidental death, travel, life and disability reinsurance products which are offered on a proportional and catastrophic or per life excess of loss basis.
The discontinued lines - Novae includes the international facultative property line of business that Novae exited or placed into run-off in the fourth quarter of 2016.
In general, reporting and payment patterns are relatively short-tailed although they can be volatile due to the incidence of catastrophe events.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance property and other
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2020
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims
Accident year	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020
2011	$1,147,558	$1,156,022	$1,156,008	$1,113,395	$1,096,469	$1,070,969	$1,069,295	$1,070,875	$1,072,109	$1,068,938	$4,016
2012		558,114	526,700	511,157	480,467	464,567	459,625	461,000	457,777	457,372	747
2013			583,687	567,292	536,423	516,164	510,134	509,582	506,213	505,548	738
2014				544,212	565,279	539,285	526,767	524,785	524,099	521,230	39,729
2015					481,328	470,515	465,427	459,819	455,873	461,382	6,756
2016						623,624	644,393	630,447	626,868	628,910	2,351
2017							1,101,428	1,080,866	1,098,312	1,106,201	47,451
2018								889,102	1,020,689	1,025,683	68,161
2019									966,716	977,194	183,064
2020										855,632	442,418
									Total	$7,608,090

Reinsurance property and other
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020
2011	$261,198	$605,668	$817,211	$919,965	$950,247	$1,024,187	$1,039,375	$1,042,203	$1,048,430	$1,052,937
2012		123,594	296,496	369,726	392,448	407,161	416,897	418,995	431,573	437,895
2013			107,883	328,273	446,221	477,155	487,161	488,626	489,337	494,554
2014				102,394	355,383	438,269	456,267	462,510	467,589	469,836
2015					71,438	268,037	372,981	405,736	418,506	429,278
2016						128,439	381,965	527,359	570,973	592,463
2017							251,905	720,708	860,241	929,367
2018								196,512	654,299	798,684
2019									161,854	593,715
2020										184,340
Total										5,983,069

All outstanding liabilities before 2011, net of reinsurance										14,996

Liabilities for claims and claim adjustment expenses, net of reinsurance										$1,640,017

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance property and other
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
20.8%	41.8%	18.4%	6.3%	2.6%	2.5%	0.6%	1.4%	1.0%	0.4%
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

Reinsurance credit and surety
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2020
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims
Accident year	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020
2011	$124,676	$113,314	$111,684	$119,067	$117,020	$108,220	$106,414	$105,776	$102,612	$100,503	$1,102
2012		164,496	154,131	156,952	153,928	145,254	136,944	133,199	130,049	127,775	2,141
2013			168,742	158,105	149,059	145,059	140,569	128,951	128,982	131,791	2,600
2014				139,551	140,462	147,688	143,931	132,014	130,638	126,854	3,602
2015					164,357	172,064	166,901	162,359	142,908	143,946	4,697
2016						145,370	145,838	153,816	127,556	119,640	3,335
2017							142,334	137,372	131,559	122,789	4,399
2018								114,691	125,256	120,639	30,189
2019									77,203	72,559	17,807
2020										77,143	39,026
									Total	$1,143,639

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance credit and surety
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020
2011	$22,714	$56,811	$75,122	$83,199	$87,860	$90,181	$92,557	$94,208	$95,042	$95,734
2012		50,749	88,745	103,866	109,765	113,340	115,187	116,559	118,514	118,948
2013			32,786	79,432	94,952	101,765	109,528	111,532	116,501	118,730
2014				35,910	63,361	89,356	98,712	106,341	110,768	111,316
2015					33,105	84,626	103,810	121,482	123,365	127,130
2016						42,410	75,646	95,624	105,444	106,658
2017							37,531	76,621	94,020	106,016
2018								39,333	71,157	76,834
2019									19,535	33,521
2020										25,366
Total										920,253

All outstanding liabilities before 2011, net of reinsurance										20,223

Liabilities for claims and claim adjustment expenses, net of reinsurance										$243,609

Reinsurance credit and surety
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
29.7%	29.1%	13.9%	7.9%	3.6%	2.3%	1.9%	1.6%	0.6%	0.7%
Reinsurance Professional Lines
This reserve class includes the professional line of business which provides protection for directors' and officers' liability, employment practices liability, medical malpractice, professional indemnity, environmental liability, cyber, and miscellaneous errors and omissions insurance risks. The underlying business is predominantly written on a claims-made basis. This business is written on a proportional and excess of loss basis. Typically, this reserve class is anticipated to exhibit medium to long-tail claim reporting and payment patterns.
With respect to key actuarial assumptions, the Company relies on its loss experience when establishing expected loss ratios and selecting loss development patterns. Loss reporting patterns for professional lines business tend to be volatile, causing instability in actuarial indications based on incurred loss data until an underwriting year matures. Consequently, initial reserves for losses and loss expenses for an underwriting year are generally based on the ELR Method and the consideration of relevant qualitative factors. As underwriting years mature, the Company increasingly gives more weight to methods that reflect its experience until its selections are based almost exclusively on experience-based methods. The Company evaluates the appropriateness of the transition to experience-based methods at the reserve class level, commencing this transition when it believes that its incurred loss development is sufficient to produce meaningful actuarial indications. The rate at which the Company transitions fully to sole reliance on experience-based methods can vary by reserve class and by year, depending on its assessment of the stability and relevance of such indications.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance professional lines
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2020
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims
Accident year	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020
2011	$202,330	$202,548	$203,632	$212,362	$209,993	$209,133	$201,175	$178,046	$167,553	$163,620	$8,396
2012		210,543	217,148	222,578	224,912	223,661	213,805	215,159	207,936	204,530	10,839
2013			210,173	215,431	216,716	215,064	214,668	207,425	183,035	170,614	17,670
2014				220,070	220,132	220,120	220,167	234,567	231,153	230,034	21,710
2015					212,683	213,076	215,362	226,092	233,056	230,331	37,004
2016						195,753	196,922	200,808	229,187	257,160	55,800
2017							156,074	157,025	163,474	180,501	64,159
2018								148,348	151,299	158,552	86,571
2019									141,702	142,176	101,309
2020										141,457	123,152
									Total	$1,878,975

Reinsurance professional lines
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020
2011	$1,510	$11,836	$30,342	$57,404	$85,065	$103,322	$120,088	$130,411	$136,934	$138,436
2012		780	10,453	29,747	53,827	86,240	107,641	132,392	146,517	156,191
2013			1,069	12,132	30,676	65,218	81,967	105,398	123,927	129,296
2014				2,020	13,089	48,957	74,799	109,581	147,649	159,457
2015					3,134	13,507	41,600	79,330	112,228	132,417
2016						1,786	20,646	52,820	95,727	125,847
2017							2,815	15,082	40,082	63,183
2018								272	2,702	31,594
2019									377	13,843
2020										3,824
Total										954,088

All outstanding liabilities before 2011, net of reinsurance										65,680

Liabilities for claims and claim adjustment expenses, net of reinsurance										$990,567

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance professional lines
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
1.0%	5.8%	13.0%	15.1%	13.9%	12.1%	9.6%	5.4%	4.4%	0.9%
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
The motor non-proportional business consists of standard excess of loss contracts written for cedants in several European countries with most of the premium related to two major markets, U.K. and France. Since 2009/2010, an increasing number of large bodily injury settlements in the U.K. market were settled using indexed annuities (Periodical Payment Orders "PPOs"). This led to a materially longer development tail on the older accident years for the U.K. non-proportional motor book. This also resulted in the inclusion of capitalization clauses on a number of U.K. motor treaties which allow reinsurers to settle claims arising under PPOs with a lump sum payment, to help mitigate the lengthening of the development tail on more recent accident years.
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance motor
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2020
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims
Accident year	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020
2011	$164,847	$169,341	$173,561	$179,943	$176,048	$166,869	$155,648	$150,105	$142,017	$139,182	$17,768
2012		188,256	179,151	166,747	158,734	153,524	143,492	140,251	131,573	131,937	13,920
2013			172,316	171,275	158,838	148,804	145,148	141,827	132,624	129,238	12,486
2014				192,457	196,133	191,121	187,883	183,197	179,646	175,871	6,713
2015					233,605	231,712	235,796	237,299	225,413	223,532	11,590
2016						257,429	279,115	281,659	270,554	261,473	11,999
2017							379,810	396,370	377,292	378,976	37,506
2018								375,513	378,515	391,410	55,538
2019									354,221	354,568	79,778
2020										221,276	152,472
									Total	$2,407,463

Reinsurance motor
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020
2011	$24,346	$49,721	$65,351	$76,441	$83,615	$89,952	$94,893	$95,946	$98,020	$100,394
2012		29,851	55,800	71,305	81,695	88,535	92,812	95,269	96,508	98,316
2013			34,780	56,692	71,790	82,510	88,589	94,498	97,715	100,213
2014				44,432	78,589	99,642	108,374	119,252	129,566	139,456
2015					59,120	98,431	120,135	138,317	155,110	169,838
2016						62,171	110,605	136,449	155,493	175,311
2017							73,759	141,599	174,770	209,888
2018								85,701	150,276	200,801
2019									91,189	159,461
2020										25,631
Total										1,379,309

All outstanding liabilities before 2011, net of reinsurance										233,087

Liabilities for claims and claim adjustment expenses, net of reinsurance										$1,261,241

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance motor
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
22.1%	18.2%	11.0%	7.7%	6.1%	5.0%	3.4%	1.2%	1.5%	1.7%
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
Claim reporting and payment patterns are typically long-tail in nature and, therefore, subject to increased uncertainty surrounding future loss development. In particular, claims can be subject to inflation from a number of sources including, but not limited to, economic and medical inflation, judicial inflation mass tort and changing social trends.

Reinsurance liability
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2020
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims
Accident year	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020
2011	$174,639	$174,227	$175,605	$193,629	$200,328	$197,061	$196,289	$194,372	$191,594	$193,320	$6,656
2012		168,766	164,844	169,091	173,932	175,105	172,431	165,296	159,163	161,267	10,642
2013			173,637	177,377	184,048	186,062	185,681	178,529	157,813	156,342	16,314
2014				201,352	204,684	206,463	202,487	201,313	199,173	189,296	28,929
2015					216,431	216,838	217,784	217,535	215,250	215,178	48,999
2016						242,579	248,194	253,506	256,767	267,235	73,124
2017							278,204	273,664	281,677	290,621	95,966
2018								267,162	272,102	277,824	127,342
2019									265,317	275,090	186,427
2020										283,901	239,574
									Total	$2,310,074

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance liability
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2011 unaudited	2012 unaudited	2013 unaudited	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020
2011	$5,202	$21,305	$40,027	$70,339	$92,760	$112,649	$123,781	$136,200	$142,173	$150,790
2012		3,545	12,812	28,426	58,881	78,405	101,391	115,874	126,298	134,789
2013			5,977	22,262	52,364	69,100	88,334	102,678	113,217	123,774
2014				7,112	28,700	48,503	70,400	89,760	110,511	131,002
2015					7,274	27,476	54,640	81,010	109,349	131,327
2016						11,886	37,831	69,903	112,434	143,917
2017							12,448	42,218	78,830	121,535
2018								19,369	50,223	85,671
2019									19,334	45,511
2020										16,948
Total										1,085,264

All outstanding liabilities before 2011, net of reinsurance										95,411

Liabilities for claims and claim adjustment expenses, net of reinsurance										$1,320,221

Reinsurance liability
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
4.5%	9.5%	12.4%	14.3%	11.9%	11.0%	8.1%	6.6%	4.2%	4.5%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reconciliation of Loss Development Tables to Consolidated Balance Sheet
The following table reconciles the reserve for losses and loss expenses at December 31, 2020, included in the loss development tables to the reserve for losses and loss expenses reported in the consolidated balance sheet:

Reconciliation of the disclosure of incurred and paid claims development to the liability for unpaid claims and claim adjustment expenses

	At December 31, 2020
	Net outstanding liabilities	Reinsurance recoverable on unpaid claims	Gross outstanding liabilities

Insurance segment
Property and other	$794,903	$508,225	$1,303,128
Marine	362,631	162,396	525,027
Aviation	84,024	64,252	148,276
Credit and political risk	106,644	51,667	158,311
Professional lines	1,786,152	1,227,183	3,013,335
Liability	802,929	1,182,644	1,985,573
Total insurance segment	3,937,283	3,196,367	7,133,650

Reinsurance segment
Property and other	1,640,017	497,211	2,137,228
Credit and surety	243,609	70,143	313,752
Professional lines	990,567	186,245	1,176,812
Motor	1,261,241	228,453	1,489,694
Liability	1,320,221	318,222	1,638,443
Total reinsurance segment	5,455,655	1,300,274	6,755,929
Total	$9,392,938	$4,496,641	13,889,579
Unallocated claims adjustment expenses			140,245
Foreign exchange and other(1)			49,072
(Ceded)/assumed reserves related to retroactive transactions			(152,130)

Total liability for unpaid claims and claims adjustment expense			$13,926,766

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
DECEMBER 31, 2020, 2019 AND 2018

9.    REINSURANCE
In the normal course of business, the Company purchases treaty and facultative reinsurance protection to limit ultimate losses from catastrophic events and reduce loss aggregation risk.

Facultative reinsurance provides cover for all or a portion of the losses incurred for a single policy and the Company separately negotiates each facultative contract.

Treaty reinsurance provides cover for a specified type or category of risks. The Company's treaty reinsurance agreements provide this cover on either an excess of loss or a proportional basis. Excess of loss covers provide a contractually set amount of coverage after a specified loss amount has been reached. These treaties can provide cover for a number of lines of business within one contract. Under proportional reinsurance, the Company cedes an agreed percentage of the premiums and the losses and loss expenses on the policies it underwrites. These treaties provide the Company with a specified percentage of coverage from the first dollar of loss.
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

The following table presents gross and net premiums written and earned:

Year ended December 31,	2020		2019		2018
	Premiums written	Premiums earned	Premiums written	Premiums earned	Premiums written	Premiums earned

Gross	$6,826,938	$6,768,733	$6,898,858	$6,910,677	$6,910,065	$6,882,217
Ceded	(2,490,529)	(2,397,424)	(2,409,243)	(2,323,499)	(2,251,103)	(2,090,722)
Net	$4,336,409	$4,371,309	$4,489,615	$4,587,178	$4,658,962	$4,791,495

For the year ended December 31, 2020, the Company recognized ceded losses and loss expenses of $1,914 million (2019: $1,602 million; 2018: $1,565 million).
At December 31, 2020, the Company's provision for uncollectible amounts was $24 million (2019: $18 million; 2018: $21 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

10.    DEBT AND FINANCING ARRANGEMENTS
a)    Debt

The following table summarizes the Company's debt:

Year ended December 31,	2020	2019

5.875% Senior Notes (1)	$—	$499,687
5.150% Senior Notes	246,559	246,491
4.000% Senior Notes	347,324	346,997
3.900% Senior Notes	295,748	295,339
Junior Subordinated Notes	420,064	419,643
Total Debt	$1,309,695	$1,808,157

(1)    On June 1, 2020, AXIS Specialty Finance LLC, a 100% owned finance subsidiary, repaid $500 million aggregate principal amount of 5.875% Senior Notes at their stated maturity.
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
The changes were made to permit the 5.150% Senior Notes to qualify as Tier 3 ancillary capital under eligible capital requirements of the Bermuda Monetary Authority. Because this amendment does not materially adversely affect the interests of the holders of the 5.150% Senior Notes, the First Supplemental Indenture was entered into without consent of any holders

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

10.    DEBT AND FINANCING ARRANGEMENTS (CONTINUED)
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
The Company has the option to redeem the Senior Notes at any time and from time to time, in whole or in part, at a ''make-whole'' redemption price, which is equal to the greater of the aggregate principal amount or the sum of the present values of the remaining scheduled payments of principal and interest. The related indentures contain various covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. The Company was in compliance with all the covenants contained in the indentures at December 31, 2020.
Interest expense recognized in relation to the Senior Notes includes interest payable, amortization of the offering discounts and amortization of debt offering expenses. The offering discounts and debt offering expenses are amortized over the period of time during which the Senior Notes are outstanding. For the year ended December 31, 2020, the Company incurred interest expense of $52 million (2019: $67 million, 2018: $64 million).
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
Interest expense recognized in relation to the Junior Notes includes interest payable and amortization of debt offering expenses. The debt offering expenses are amortized over the period of time during which the Junior Notes are outstanding. For the year ended December 31, 2020, the Company incurred interest expense of $21 million (2019: $1 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

10.    DEBT AND FINANCING ARRANGEMENTS (CONTINUED)
Scheduled Debt Maturity
The following table provides the scheduled maturity of the Company's debt obligations at December 31, 2020:

Year ended December 31,

2021	—
2022	—
2023	—
2024	—
2025	—
After 2025	1,325,000
Unamortized discount and debt issuance expenses	(15,305)
Total senior notes and notes payable	$1,309,695

b)    Letter of Credit Facility
On November 20, 2013, certain of AXIS Capital’s operating subsidiaries (the "Participating Subsidiaries") entered into an amendment to extend the term of the Company's secured $750 million letter of credit facility with Citibank Europe plc ("Citibank") (the "$750 million Facility") pursuant to a Master Reimbursement Agreement and other ancillary documents (together, the "LOC Facility Documents"). Under the terms of the $750 million Facility, letters of credit to a maximum aggregate amount of $750 million are available for issuance on behalf of the Participating Subsidiaries. These letters of credit are principally used to support the reinsurance obligations of the Participating Subsidiaries. The $750 million Facility is subject to certain covenants, including the requirement to maintain sufficient collateral, as defined in the LOC Facility Documents to cover all of the obligations under the $750 million Facility. Such obligations include contingent reimbursement obligations for outstanding letters of credit and fees payable to Citibank. In the event of default, Citibank may exercise certain remedies, including the exercise of control over pledged collateral and the termination of the availability of the $750 million Facility to any or all of the Participating Subsidiaries.
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
On March 28, 2020, the expiration date of the $250 million Facility was extended to March 31, 2021.
On December 24, 2019, the expiration date of the $500 million Facility was extended to December 31, 2023.
At December 31, 2020, letters of credit outstanding under the LOC Facility were $339 million (2019: $357 million). At December 31, 2020, the Participating Subsidiaries were in compliance with all LOC Facility covenants.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

11.    COMMITMENTS AND CONTINGENCIES

a)    Concentrations of Credit Risk
Credit Risk Aggregation
The Company monitors and manages the aggregation of credit risk on a group-wide basis allowing it to consider exposure management strategies for individual companies, countries, regions, sectors and any other relevant inter-dependencies. The Company's credit exposures are aggregated based on the origin of risk. Credit risk aggregation is also managed through minimizing overlaps in underwriting, financing and investing activities. As part of its credit aggregation framework, the Company also assigns aggregate credit limits by country and by single counterparty (or parent of affiliated counterparties). These limits are based on and adjusted for a variety of factors including the prevailing economic environment and the nature of the underlying credit exposures.
The Company's credit aggregation measurement and reporting process is facilitated by its credit risk exposure database, which contains relevant information on counterparty details and credit risk exposures. The database is accessible by management throughout the Company, therefore providing transparency to allow for the implementation of active exposure management strategies. The Company also licenses third-party tools to provide credit risk assessments. The Company monitors all its credit aggregations and, where appropriate, adjusts its internal risk limits and/or takes specific actions to reduce our risk exposures.
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
The Company's fixed maturity investment portfolio, which represents approximately $12 billion or 47% of its total assets, is exposed to potential losses arising from the diminished creditworthiness of issuers of bonds as well as third-party counterparties such as custodians. The Company's investment portfolio is managed by external investment managers in accordance with its investment guidelines. The Company limits credit risk through diversification, issuer exposure limits graded by ratings and, with respect to custodians, through contractual and other legal remedies. Excluding U.S. government and agency securities, the Company limits its concentration of credit risk to any single corporate issuer to 2% or less of its investment grade fixed maturities portfolio for securities rated A- or above and 1% or less of its investment grade fixed maturities portfolio for securities rated below A-.
At December 31, 2020, the Company was in compliance with these limits.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

11.    COMMITMENTS AND CONTINGENCIES (CONTINUED)
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
 At December 31, 2020, the three largest balances by reinsurer accounted for 13%, 10% and 7% (2019: 12%, 10% and 9%) of reinsurance recoverable on unpaid and paid losses and loss expenses.
At December 31, 2020, 87.6% (December 31, 2019: 89.1%) of the Company's reinsurance recoverable on unpaid and paid losses and loss expenses, gross of collateral were collectible from reinsurers rated the equivalent of A- or better by A.M. Best.
(iii)    Insurance and Reinsurance Premium Balances Receivable
The diversity of the Company's client base limits credit risk associated with its insurance and reinsurance premium balances receivable. In addition, for insurance contracts the Company has contractual rights to cancel coverage for non-payment of premiums and for reinsurance contracts the Company has contractual rights to offset premium balances receivable against corresponding payments for losses and loss expenses.
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
At December 31, 2020, the Company recorded an allowance for estimated uncollectible premium balances receivable of $9 million (2019: $7 million).
For the year ended December 31, 2020, bad debt expense was $nil (2019: $nil; 2018: $nil).
 b)    Brokers
The Company produces its business through brokers and direct relationships with insurance companies. For the year ended December 31, 2020, three brokers accounted for 47% (2019: 47%; 2018: 43%) of gross premiums written.
Marsh & McLennan Companies Inc. accounted for 19% (2019: 18%; 2018: 17%), Aon plc accounted for 17% (2019: 19%; 2018: 17%), and Willis Tower Watson PLC accounted for 11% (2019: 10%; 2018: 9%).
No other broker and no single insured or reinsured accounted for more than 10% of gross premiums written in any of the last three years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

11.    COMMITMENTS AND CONTINGENCIES (CONTINUED)
 c)    Reinsurance Purchase Commitment
In the normal course of business, the Company purchases reinsurance and retrocessional (collectively referred to as "reinsurance") protection for its insurance and reinsurance business. Minimum reinsurance premiums are contractually due in advance on a quarterly basis. At December 31, 2020, the Company had outstanding reinsurance purchase commitments of $13 million (2019: $57 million), all of which is due before June 30, 2023. Actual payments under the reinsurance contracts will depend on the underlying subject premium and may exceed the minimum reinsurance premiums.
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
e)    Investments
At December 31, 2020 the Company has $588 million (2019: $588 million) of unfunded investment commitments related to its other investment portfolio, which are callable by investment managers (refer to Note 5(c) 'Investments'). At December 31, 2020 the Company has $46 million (2019: $32 million) of unfunded investment commitments to purchase commercial mortgage loans.
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
At December 31, 2020, investments and cash of $1.2 billion (2019: $1.3 billion) were restricted to satisfy the Company's FAL requirements (refer to Note 5 'Investments' and Note 21 'Statutory Financial Information').

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

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

As the lease contracts generally do not provide an implicit discount rate, the Company uses its incremental borrowing rate based on information available at the commencement date to determine the present value of lease payments. The incremental borrowing rate is based on a borrowing with a term that is similar to the term of the associated lease. The Company has made an accounting policy election not to include renewal, termination, or purchase options that are not reasonably certain of exercise when determining the term of the borrowing.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the commencement date.

The following table presents the Company’s total lease expense and the cash flows arising from lease transactions:

	Year ended	Year ended
	December 31, 2020	December 31, 2019

Lease cost:
Operating lease expense	$24,726	$27,549
Short-term lease expense(1)	299	1,132
Sublease income(2)	(3,578)	(1,144)
Total lease expense	$21,447	$27,537

Other information:
Operating cash outflows from operating leases	$20,452	$25,004
Right-of-use assets obtained in exchange for new operating lease liabilities	$36,742	$—
Weighted-average remaining lease term - operating leases(3)	10.2 years	9.0 years
Weighted-average discount rate - operating lease(4)	4.2%	4.7%
(1)     Short-term lease expense is recognized on a straight-line basis over the lease term.
(2)     Sublease income largely relates to office properties in New York and London.
(3)     Weighted-average remaining lease term was calculated on the basis of the remaining lease term and the lease liability balance for each lease at the reporting date.
(4)     Weighted-average discount was calculated on the basis of the discount rate that was used to calculate the lease liability balance for each lease at the reporting date and the remaining balance of the lease payments for each lease at the reporting date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

12.    LEASES (CONTINUED)

The following table presents the scheduled maturity of the Company's operating lease liabilities at December 31, 2020:

Expected
Year ended December 31,	Cash Flows

2021	$22,817
2022	23,598
2023	20,190
2024	14,478
2025	13,849
Later years	78,987
Discount	(33,656)
Total discounted operating lease liabilities	$140,263

On February 1, 2020, the commencement date, the Company reflected a 15 year lease for a new office property in Alpharetta, Georgia in the Company's consolidated balance sheet. Consequently, this lease is also reflected in the maturity table above. The total contractual lease costs over the 15 year lease is $40 million.

The following table presents the scheduled maturity of the Company's operating lease liabilities at December 31, 2019:

Year ended December 31,

2020	$19,225
2021	19,129
2022	20,049
2023	16,641
2024	11,006
Later years	58,562
Discount	(29,028)
Total discounted operating lease liabilities	$115,584

For the year ended December 31, 2018, the total lease expense was $33 million.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

13.    EARNINGS PER COMMON SHARE
The following table presents a comparison of earnings (loss) per common share and earnings (loss) per diluted common share:

At and year ended December 31,	2020	2019	2018

Earnings (loss) per common share
Net income (loss)	$(120,424)	$323,473	$43,021
Less: Preferred share dividends	30,250	41,112	42,625
Net income (loss) available (attributable) to common shareholders	$(150,674)	$282,361	$396
Weighted average common shares outstanding	84,262	83,894	83,501
Earnings (loss) per common share	$(1.79)	$3.37	$—

Earnings (loss) per diluted common share
Net income (loss) available (attributable) to common shareholders	$(150,674)	$282,361	$396

Weighted average common shares outstanding	84,262	83,894	83,501
Share-based compensation plans(1)	—	579	506
Weighted average diluted common shares outstanding	84,262	84,473	84,007
Earnings (loss) per diluted common share	$(1.79)	$3.34	$—

Weighted average anti-dilutive shares excluded from the dilutive computation	922	154	245

(1)    Due to the net loss recognized for the year ended December 31, 2020, the share equivalents were anti-dilutive.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

14.    SHAREHOLDERS' EQUITY
a)    Common Shares
The Company's authorized share capital is 800,000,000 common shares, par value of $0.0125 per share.
The following table presents changes in common shares issued and outstanding:

Year ended December 31,	2020	2019	2018

Shares issued, balance at beginning of year	176,580	176,580	176,580
Shares issued	—	—	—
Total shares issued at end of year	176,580	176,580	176,580

Treasury shares, balance at beginning of year	(92,621)	(92,994)	(93,419)
Shares repurchased	(194)	(176)	(200)
Shares reissued	588	549	625
Total treasury shares at end of year	(92,227)	(92,621)	(92,994)

Total shares outstanding	84,353	83,959	83,586

Treasury Shares
The Company's Board of Directors has not authorized a common share repurchase plan since December, 31, 2017.
The following table presents common shares repurchased from shares held in Treasury:

Year ended December 31,	2020	2019	2018

In the open market:
Total shares	—	—	—
Total cost	$—	$—	$—
Average price per share (1)	$—	$—	$—

From employees:(2)
Total shares	194	176	200
Total cost	$10,382	$10,165	$10,080
Average price per share(1)	$53.43	$57.66	$50.40

Total shares repurchased:
Total shares	194	176	200
Total cost	$10,382	$10,165	$10,080
Average price per share(1)	$53.43	$57.66	$50.40

(1)    Calculated using whole numbers.
(2)    Shares are repurchased from employees to satisfy withholding tax liabilities related to the vesting of share-settled restricted stock units.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

14.    SHAREHOLDERS' EQUITY (CONTINUED)
b)    Preferred Shares
Series D Preferred Shares
On May 20, 2013, the Company issued $225 million of 5.50% Series D preferred shares, par value $0.0125 per share, with a liquidation preference of $25.00 per share. The Company could redeem the Series D preferred shares on or after June 1, 2018 at a redemption price of $25.00 per share. Dividends on the Series D preferred shares were non-cumulative. Holders of the Series D preferred shares were entitled to receive, only when, as and if declared by the Board of Directors, non-cumulative cash dividends from the original issue date, quarterly in arrears on the first day of March, June, September and December of each year, commencing on September 1, 2013. To the extent declared, dividends accumulate, with respect to each dividend period, in an amount per share equal to 5.50% of the liquidation preference per annum.

On January 17, 2020, the Company redeemed all 9,000,000 Series D preferred shares, for an aggregate liquidation preference of $225 million.

Series E Preferred Shares

On November 7, 2016, the Company issued $550 million of 5.50% Series E preferred shares, par value $0.0125 per share, with a liquidation preference of $2,500 per share. The Company may redeem the Series E preferred shares on or after November 7, 2021 at a redemption price of $2,500 per share. Dividends on the Series E preferred shares are non-cumulative. Holders of the Series E preferred shares will be entitled to receive, only when, as and if declared by the Board of Directors, non-cumulative cash dividends from the original issue date, quarterly in arrears on the fifteenth day of January, April, July and October of each year, commencing on January 15, 2017. To the extent declared, dividends accumulate, with respect to each dividend period, in an amount per share equal to 5.50% of the liquidation preference per annum.

Dividends
The following table presents dividends declared and paid related to the Company's common and preferred shares:

	Per share data
	Dividends declared	Dividends paid in year of declaration	Dividends paid in year following declaration

Year ended December 31, 2018
Common shares	$1.57	$1.17	$0.40
Series D preferred shares	$1.38	$1.03	$0.34
Series E preferred shares	$137.50	$103.13	$34.38
Year ended December 31, 2019
Common shares	$1.61	$1.20	$0.41
Series D preferred shares(1)	$1.21	$1.03	$0.18
Series E preferred shares	$137.50	$103.13	$34.38
Year ended December 31, 2020
Common shares	$1.65	$1.23	$0.42
Series E preferred shares	$137.50	$103.13	$34.38

(1) On January 17, 2020, the Company redeemed all 9,000,000 Series D preferred shares, for an aggregate liquidation preference of $225 million. The final dividend on the Series D preferred shares was declared in 2019.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

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
During 2020, total pension expenses were $29 million (2019: $28 million and 2018: $27 million) for the above retirement benefits.
16.    SHARE-BASED COMPENSATION

In May 2017, shareholders approved the establishment of the AXIS Capital Holdings Limited 2017 Long-Term Equity Compensation Plan (the "2017 Plan"). The 2017 Plan provides for, among other things, the issuance of restricted shares, restricted stock units (share-settled awards and cash-settled awards), performance units (share-settled awards and cash-settled awards), stock options, stock appreciation rights and other equity-based awards to the Company's employees and directors. The 2017 Plan authorizes the issuance of a total of 3,400,000 common shares. The Company's 2017 Plan replaced its 2007 Long-Term Equity Compensation Plan ("2007 Plan") when it expired in May 2017. All remaining shares available for grant pursuant to the 2007 Plan have been canceled. Awards made pursuant to the 2007 Plan prior to its expiration remain in effect in accordance with the terms of the 2007 Plan. At December 31, 2020, 1,912,055 equity-based awards remained available for grant pursuant to the 2017 Plan. The grant date fair value of each award is established at the fair market value of the Company's common shares at the date of grant.

Restricted Stock Units - Share-Settled

Share-settled restricted stock units granted pursuant to the 2017 Plan or the 2007 Plan either cliff vest at the end of a three year period, vest in accordance with a three year graded vesting schedule in three annual installments beginning on the grant date, or vest in accordance with a four year graded vesting schedule in four annual installments beginning on the grant date.

Restricted Stock Units - Cash-Settled

Cash-settled restricted stock units granted pursuant to the 2017 Plan or the 2007 Plan are liability awards and generally cliff vest at the end of a three year period, or vest in accordance with a four year graded vesting schedule in four annual installments beginning on the grant date.

Performance Restricted Stock Units - Share-Settled and Cash-Settled

Performance restricted stock units granted pursuant to the 2017 Plan or the 2007 Plan represent the right to receive a specified number of common shares in the future, based on the achievement of established performance criteria and continued service during the applicable performance period. Awards granted pursuant to these plans generally cliff vest at the end of a three year period. Compensation expense is recognized on a straight-line basis over the applicable requisite service period and is subject to periodic adjustment based on the achievement of established performance criteria during the applicable performance period. Performance restricted stock units granted are either share-settled awards or cash-settled liability awards.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

16.    SHARE-BASED COMPENSATION (CONTINUED)
Acceleration Provisions

Grants provided under the 2017 Plan and the 2007 Plan generally allow for accelerated vesting provisions on the employee’s death, permanent disability, or certain terminations following a change in control of the Company occurring within two years of the change in control event. Notwithstanding these vesting provisions, the Compensation Committee of the Company's Board of Directors has broad authority to accelerate vesting at its discretion.

Retirement Plan

In 2016, the Company established the AXIS Executive Restricted Stock Unit Retirement Plan (the "Plan") to reward certain eligible long-term employees of the Company for their dedicated service. The Plan was implemented in 2017. Subject to certain conditions being met, eligible employees do not forfeit all of their outstanding share-settled restricted stock units or cash-settled restricted stock units on or following their retirement. Absent the Plan, outstanding restricted stock units are generally forfeited on termination of employment.

a)    Share-Settled Awards
The following table provides an activity summary of the Company's share-settled restricted stock units:

	Share-Settled Performance Restricted Stock Units		Share-Settled Service Restricted Stock Units
	Number of restricted stock units	Weighted average grant date fair value(1)	Number of restricted stock units	Weighted average grant date fair value(1)

Nonvested restricted stock units - December 31, 2018	232	$54.54	1,411	$54.12
Granted	127	54.70	523	54.88
Vested	(61)	53.82	(487)	54.29
Forfeited	(40)	64.01	(174)	54.49
Nonvested restricted stock units - December 31, 2019	258	53.31	1,273	54.32
Granted	97	62.26	894	58.98
Vested	(27)	64.01	(561)	55.29
Forfeited	(39)	48.89	(105)	57.54
Nonvested restricted stock units - December 31, 2020	289	$55.92	1,501	$56.50

(1)    Fair value is based on the closing price of the Company's common shares on the grant date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

16.    SHARE-BASED COMPENSATION (CONTINUED)
b)    Cash-Settled Awards
The following table provides an activity summary of the Company's cash-settled restricted stock units:

	Cash-Settled Performance Restricted Stock Units	Cash-Settled Service Restricted Stock Units
	Number of restricted stock units	Number of restricted stock units

Nonvested restricted stock units - December 31, 2018	27	932
Granted	—	364
Vested	(12)	(333)
Forfeited	(9)	(110)
Nonvested restricted stock units - December 31, 2019	6	853
Granted	—	1
Vested	(6)	(332)
Forfeited	—	(51)
Nonvested restricted stock units - December 31, 2020	—	471

The following table provides additional information related to share-based compensation:

Year ended December 31,	2020	2019	2018

Share-based compensation expense (1)	$47,789	$52,218	$54,011
Tax benefits associated with share-based compensation expense	$8,061	$8,913	$7,772
Liability for cash-settled restricted stock units (2)	$13,273	$21,731	$20,648
Fair value of restricted stock units vested (3)	$50,757	$51,206	$50,750
Unrecognized share-based compensation expense	$74,014	$75,770	$87,341
Expected weighted average period associated with the recognition of unrecognized share-based compensation expense	2.4 years	2.3 years	2.4 years

(1)    Related to share-settled stock units and cash settled restricted stock units.
(2)    Included in other liabilities in the consolidated balance sheets.
(3)     Fair value is based on the closing price of the Company's common shares on the vest date.

17.    RELATED PARTY TRANSACTIONS
A member of the Company’s Board of Directors, Mr. Charles Davis, is the Chief Executive Officer of Stone Point Capital, LLC ("Stone Point"). In the ordinary course of business, the Company engages SKY Harbor Capital Management, LLC, an affiliate of Stone Point, to provide asset management services for certain short duration high yield debt portfolios. For the year ended December 31, 2020, total fees paid to SKY Harbor Capital Management, LLC, were $3 million (2019: $3 million; 2018: $2 million).
The Company has invested $7 million in NXT Capital Senior Loan Fund II, LP and $18 million in NXT Capital Senior Loan Fund III, LP. The manager of these funds is an indirect subsidiary of NXT Capital Inc. ("NXT Capital"). Investment funds managed by Stone Point indirectly owned approximately 43% of NXT Capital until this ownership interest was sold in August 2018. For the year ended December 31, 2018, fees paid to NXT Capital were $1 million.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

17.    RELATED PARTY TRANSACTIONS (CONTINUED)
In addition, the Company has invested $38 million in the Freedom Consumer Credit Fund, LLC - Series B. The manager of this fund is Freedom Financial Asset Management, LLC ("Freedom") which is an indirect subsidiary of Pantheon Partners, LLC ("Pantheon"). Investment funds managed by Stone Point own approximately 14.5% of Pantheon. For the year ended December 31, 2020, fees paid to Freedom were $2 million (2019: $3 million; 2018: $2 million).
The Company has invested $23 million in Stone Point's private equity fund, Trident VIII L.P. ("Trident VIII"). For the year ended December 31, 2020, fees paid to Stone Point in relation to Trident VIII were $1 million (2019: $nil; 2018: $nil).
The Company has invested $11 million in a co-investment with Stone Point for a partnership interest in T-VIII Co-Invest-A LP ("Trident VIII Co-Invest") which was formed by Stone Point to facilitate the investment by multiple investors in Duff & Phelps, LLC, a financial advisory firm. For the year ended December 31, 2020, the Company has not paid any fees to Stone Point in relation to Trident VIII Co-Invest.
The Company's Chairman, Mr. Butt received consulting fees for the year ended December 31, 2020 of $0.4 million (2019: $0.4 million; 2018: $0.5 million) pursuant to the terms of a consulting agreement between Mr. Butt and the Company which terminated on December 31, 2020.
The Company's investment portfolio includes certain investments where it is considered to have the ability to exercise significant influence over the operating and financial policies of the investee. Significant influence is generally deemed to exist where the Company has an investment of 20% or more in the common stock of a corporation or an investment greater than 3% to 5% in closed end funds, limited partnerships, LLCs or similar investment vehicles. At December 31, 2020, the Company has $404 million (2019: $410 million) of investments where it is deemed to have the ability to exercise such significant influence. The Company generally pays management and performance fees to the investment managers of these investments. The Company considers all fees paid to the investment managers to be at market rates consistent with negotiated arms-length contracts.
Harrington and Harrington Re commenced operations in 2016 (refer to Note 5 'Investments'). The Company has the ability to exercise significant influence over the operating and financial policies of Harrington and Harrington Re. In the normal course of business, the Company enters into certain reinsurance transactions with Harrington Re. For the year ended December 31, 2020, the Company ceded reinsurance premiums of $256 million (2019: $247 million; 2018: $194 million) and ceded losses of $187 million (2019: $157 million; 2018: $142 million) to Harrington Re. In addition, Harrington Re paid certain acquisition costs and administrative fees to the Company. At December 31, 2020, the amount of reinsurance recoverable on unpaid and paid losses was $641 million (2019: $518 million) and the amount of ceded reinsurance payable included in insurance and reinsurance balances payable was $188 million (2019: $159 million) in the consolidated balance sheets. All transactions were conducted at market rates consistent with negotiated arms-length contracts.
On November 5, 2013, the Company formed AXIS Ventures Reinsurance Limited ("Ventures Re"), a Bermuda domiciled insurer. All of Ventures Re's directors are employees of the Company. With effect from January 1, 2015, Ventures Re is no longer included in the consolidated financial statements of the Company. In the normal course of business, the Company entered into certain reinsurance contracts with Ventures Re. Effective, January 1, 2020, Ventures Re entered into a novation reinsurance contract with various reinsurers. For the year ended December 31, 2020, the Company ceded premiums of $nil (2019: $192 million; 2018: $182 million) and ceded losses of $nil (2019: $140 million; 2018: $138 million) to Ventures Re. In addition, Ventures Re paid certain acquisition costs and administrative fees to the Company. At December 31, 2020, the amount of reinsurance recoverable on unpaid and paid losses was $nil (2019: $199 million) and the amount of ceded reinsurance payable included in insurance and reinsurance balances payable was $nil (2019: $46 million) in the consolidated balance sheets. All transactions were conducted at market rates consistent with negotiated arms-length contracts.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

18.    REORGANIZATION EXPENSES
For the year ended December 31, 2020, reorganization expenses were $8 million (2019: $37 million and 2018: $67 million), respectively, related to the Company's transformation program which was launched in 2017. This program encompasses the integration of Novae, which commenced in the fourth quarter of 2017, the realignment of the Company's accident and health business, together with other initiatives designed to increase efficiency and enhance profitability while delivering a customer-centric operating model.

19.    INCOME TAXES
Under current Bermuda law, AXIS Capital's Bermuda domiciled subsidiaries are not required to pay any taxes in Bermuda on income or capital gains. The Company has received an assurance from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, it will be exempt from taxation in Bermuda until March 2035. The Company's primary Bermuda subsidiary has an operating branch in Singapore, which is subject to the relevant taxes in that jurisdiction. The Singapore branch is not under examination in that tax jurisdiction but remains subject to examination for tax years 2017 through 2020.
AXIS Capital's U.S. subsidiaries are subject to federal, state and local corporate income taxes, and other taxes applicable to U.S. corporations. The provision for federal income taxes has been determined under the principles of the consolidated tax provisions of the U.S. Internal Revenue Code and regulations. Should the U.S. subsidiaries pay a dividend outside the U.S. group, withholding taxes will apply. The Company's U.S. subsidiaries are not under examination but remain subject to examination for tax years 2017 through 2020.
In Canada, AXIS Capital's U.S. reinsurance company operates through a branch and its U.S. service company has an unlimited liability company subsidiary based in Canada. The Canadian operations are subject to the relevant taxes in that jurisdiction and remain subject to examination for tax years 2016 through 2020.
AXIS Capital had subsidiaries in Ireland, the U.K., Belgium, Luxembourg, Brazil, and Dubai in 2018. Effective January 1, 2019, AXIS Capital's subsidiary in Belgium was merged into AXIS Specialty Europe. In addition, the Company ceased operations in Luxembourg in December 2019. Consequently, AXIS Capital had subsidiaries in Ireland, the U.K., Brazil, and Dubai in 2020. AXIS Capital's Irish operations had branches in the U.K. and Switzerland in 2018. Effective January 1, 2019, following the merger of AXIS Specialty Europe and Aviabel SA., AXIS Capital's Irish operations also has branches in Belgium and the Netherlands. There are ongoing audits in Ireland, with respect to 2016 and 2017 tax years, and Belgium, with respect to 2017 and 2018 tax years. There are no other ongoing audits of AXIS Capital's subsidiaries or branches, but they remain subject to examination in all applicable jurisdictions for tax years 2016 through 2020.
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

19.    INCOME TAXES (CONTINUED)
The following table provides an analysis of income tax expense and net tax assets:

Year ended December 31,	2020	2019	2018

Current income tax expense (benefit)
U.S.	$(1,122)	$12,601	$(5,401)
Europe	365	22,425	10,409
Other	—	469	51
Deferred income tax expense (benefit)
U.S.	(3,098)	17,665	15,288
Europe	(8,466)	(29,468)	(49,833)
Total income tax expense (benefit)	$(12,321)	$23,692	$(29,486)

Net current tax receivables (payables)	$12,205	$13,130	$9,683
Net deferred tax assets (liabilities)	(1,625)	18,621	39,775

Net tax assets	$10,580	$31,751	$49,458

Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The following table provides details of the significant components of deferred tax assets and liabilities:

At December 31,	2020	2019

Deferred tax assets:
Discounting of net reserves for losses and loss expenses	$47,912	$40,523
Unearned premiums	46,049	42,709
Operating and capital loss carryforwards(1)	80,008	85,901
Accruals not currently deductible	28,096	29,705
Tax credits	11,142	2,956
Other deferred tax assets	24,266	14,355
Deferred tax assets before valuation allowance	237,473	216,149
Valuation allowance	(20,778)	(18,560)
Deferred tax assets net of valuation allowance	216,695	197,589

Deferred tax liabilities:
Deferred acquisition costs	(33,550)	(38,320)
Net unrealized investments gains	(62,921)	(30,434)
Intangible assets	(46,132)	(44,199)
Equalization reserves	(2,825)	(2,825)
Other deferred tax liabilities	(72,892)	(63,190)
Deferred tax liabilities	(218,320)	(178,968)
Net deferred tax assets	$(1,625)	$18,621

(1)    At December 31, 2020 and 2019, the total operating loss carryforwards includes Lloyd's deferred year of account losses of $39 million and $50 million, respectively.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

19.    INCOME TAXES (CONTINUED)
The following table summarizes total operating and capital loss carryforwards and tax credits:

At December 31,	2020	2019

Operating and Capital Loss Carryforwards(1)
Singapore (branch) operating loss carryforward	$110,504	$103,899
U.K. operating loss carryforward(2)	357,226	431,374
Ireland operating loss carryforward	404	9,064
Ireland capital loss carryforward	716	716
Belgian operating loss carryforward	1,850	—

Tax Credits(1)
Ireland foreign tax credit	$2,386	$2,092
U.K. tax credit	8,756	864

(1)    At December 31, 2020, all remaining operating and capital loss carryforwards and tax credits can be carried forward indefinitely.
(2)    At December 31, 2020 and 2019, the U.K. operating loss carryforward includes Lloyd's deferred year of account losses of $206 million and $293 million, respectively.

The following table shows an analysis of the movement in the Company's valuation allowance:

At December 31,	2020	2019

Income tax expense:
Valuation allowance - beginning of year	$18,560	$13,891
Operating loss carryforwards	661	2,445
Foreign tax credit	293	(114)
U.K. branch assets and other foreign rate differentials	1,264	2,338
Valuation allowance - end of year	$20,778	$18,560

Accumulated other comprehensive income:
Valuation allowance - beginning of year	—	5,064
Change in investment - related items	—	(5,064)
Valuation allowance - end of year	—	—

Total valuation allowance - end of year	$20,778	$18,560

At December 31, 2020 and 2019, the Company established a full valuation allowance on: (1) operating loss carryforwards relating to operations in Singapore; (2) un-utilized foreign tax credits available in Ireland and (3) certain other deferred tax assets related to branch operations. At December 31, 2019, the valuation allowance on certain unrealized investment losses was released as the Company was in an unrealized investment gain position.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

19.    INCOME TAXES (CONTINUED)
At December 31, 2020 and 2019, there were no unrecognized tax benefits.

The following table presents the distribution of income before income taxes between domestic and foreign jurisdictions as well as a reconciliation of the actual income tax rate to the amount computed by applying the effective tax rate of 0% under Bermuda law to income before income taxes:

Year ended December 31,	2020	2019	2018

Income (loss) before income taxes
Bermuda (domestic)	$(45,951)	$179,418	$181,597
Foreign	(86,794)	167,747	(168,062)
Total income (loss) before income taxes	$(132,745)	$347,165	$13,535

Reconciliation of effective tax rate (% of income before income taxes)
Expected tax rate	0.0%	0.0%	0.0%
Foreign taxes at local expected rates:
U.S.	5.6%	8.1%	65.7%
Europe	9.2%	0.4%	(289.7)%
Valuation allowance	(1.7)%	1.3%	(13.4)%
Net tax exempt income	—%	—%	(3.3)%
Change in European enacted tax rate	(1.7)%	—%	16.9%
Other	(2.1)%	(3.0)%	5.9%
Actual tax rate	9.3%	6.8%	(217.9)%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

20.    OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the tax effects allocated to each component of other comprehensive income (loss):

	Before tax amount	Income tax (expense) benefit	Net of tax amount

Year ended December 31, 2020
Available for sale investments:
Unrealized gains (losses) arising during the year for which an allowance for expected credit losses has not been recognized	$360,357	$(43,191)	$317,166
Unrealized gains (losses) arising during the year for which an allowance for expected credit losses has been recognized	(40)	—	(40)
Adjustment for reclassification of net realized (gains) losses, impairment losses and OTTI losses recognized in net income (loss)	(90,380)	12,368	(78,012)
Unrealized gains (losses) arising during the year, net of reclassification adjustment	269,937	(30,823)	239,114
Foreign currency translation adjustment	3,571	—	3,571
Total other comprehensive income (loss), net of tax	$273,508	$(30,823)	$242,685

Year ended December 31, 2019
Available for sale investments:
Unrealized gains (losses) arising during the year	$414,982	$(40,367)	$374,615
Adjustment for reclassification of net realized (gains) losses and OTTI losses recognized in net income (loss)	$(29,618)	$4,889	$(24,729)
Unrealized gains (losses) arising during the year, net of reclassification adjustment (1)	385,364	(35,478)	349,886
Foreign currency translation adjustment	(1,066)	—	(1,066)
Total other comprehensive income (loss), net of tax	$384,298	$(35,478)	$348,820

Year ended December 31, 2018
Available for sale investments:
Unrealized gains (losses) arising during the year	$(297,259)	$5,528	$(291,731)
Adjustment for reclassification of net realized (gains) losses and OTTI losses recognized in net income (loss)	105,730	(4,828)	100,902
Unrealized gains (losses) arising during the year, net of reclassification adjustment	(191,529)	700	(190,829)
Foreign currency translation adjustment	(11,165)	—	(11,165)
Total other comprehensive income (loss), net of tax	$(202,694)	$700	$(201,994)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

20.    OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)
The following table presents details of amounts reclassified from accumulated other comprehensive income ("AOCI") to net income (loss):

		Amounts reclassified from AOCI(1)
AOCI components	Consolidated statement of operations line item that includes reclassification adjustment	Years ended December 31,
		2020	2019	2018

Unrealized gains (losses) on available for sale investments
	Other realized gains (losses)	$91,866	$36,602	$(95,997)
	Impairment losses	(1,486)	—	—
	OTTI losses	—	(6,984)	(9,733)
	Total before tax	90,380	29,618	(105,730)
	Income tax (expense) benefit	(12,368)	(4,889)	4,828
	Net of tax	$78,012	$24,729	$(100,902)

Foreign currency translation adjustments(2)
	Foreign exchange gains (losses)	$—	$6,043	$—
	Income tax (expense) benefit	—	—	—
	Net of tax	$—	$6,043	$—

(1)    Amounts in parentheses are charges to net income (loss).
(2)    The Company released the cumulative translation adjustment related to Aviabel Re S.A of $6 million from AOCI in the consolidation balance sheet to foreign exchange losses (gains) in the consolidated statement of operations associated with the liquidation of that entity on December 18, 2019.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

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
The statutory capital and surplus in each of the Company's most significant regulatory jurisdictions is shown in the following table:

	Bermuda		Ireland		U.S.
At December 31,	2020	2019	2020	2019	2020	2019

Required statutory capital and surplus	$1,584,854	$1,502,153	$778,493	$719,405	$542,824	$500,750
Available statutory capital and surplus	$3,004,077	$3,288,752	$1,085,317	$1,069,621	$1,685,684	$1,713,013

Bermuda
Under the Insurance Act 1978, amendments thereto and related regulations of Bermuda (the "Act"), the Company's Bermuda subsidiary, AXIS Specialty Bermuda is required to maintain minimum statutory capital and surplus equal to the greater of a minimum solvency margin ("MSM") and the Enhanced Capital Requirement ("ECR"). The MSM is the greater of $100 million, 50% of net premiums written, 15% of net reserve for losses and loss expenses, and 25% of the ECR. The Company's ECR is calculated based on a standard risk-based capital model developed by the Bermuda Monetary Authority ("BMA"). In 2016, the BMA implemented an Economic Balance Sheet ("EBS") framework which is used as the basis to determine the ECR. At December 31, 2020 and 2019, the required and available statutory capital and surplus were based on this EBS framework.
Under the Act, AXIS Specialty Bermuda is restricted as to the payment of dividends for amounts greater than 25% of the prior year’s statutory capital and surplus, whereby an affidavit signed by at least two members of the Board of Directors is required, attesting that any dividend in excess of this amount would not cause the Company to fail to meet its relevant margins. At December 31, 2020, the maximum dividend AXIS Specialty Bermuda could pay, without a signed affidavit, having met minimum levels of statutory capital and surplus requirements, was approximately $792 million (2019: $844 million).
Ireland
Effective January 1, 2016, the Company's Irish subsidiaries, AXIS Specialty Europe and AXIS Re SE, are required to maintain the Minimum Capital Requirement ("MCR") and the Solvency Capital Requirement ("SCR") at all times. The capital requirements are calculated by reference to Solvency II definitions. If an entity falls below the MCR or SCR, the Central Bank of Ireland is authorized to take action to restore the financial position of the Company's Irish subsidiaries. During 2020 and 2019, the Company's Irish subsidiaries were in compliance with these requirements.
The Company's Irish subsidiaries may declare dividends subject to meeting their solvency and capital requirements. The maximum dividend is limited to "excess eligible own funds" which is defined as excess Solvency II capital over the SCR and may also be limited to "profits available for distribution'', which is defined as accumulated realized profits less accumulated realized losses and statutory reserves. In response to the ongoing COVID-19 pandemic, the Central Bank of Ireland requires the Company's Irish subsidiaries to obtain approval prior to making any distribution. At December 31, 2020, the maximum dividend the Company's Irish subsidiaries could pay, having met their solvency and capital requirements was approximately $11 million (2019: $70 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

21.    STATUTORY FINANCIAL INFORMATION (CONTINUED)

United States
The Company's U.S. operations required statutory capital and surplus is determined using the risk-based capital formula ("RBC"), which is the National Association of Insurance Commissioners' (the "Commissioner") method of measuring the minimum capital appropriate for U.S. reporting entities to support its overall business operations in consideration of its size and risk profile. If a company falls below the authorized control level as determined under the RBC, the Commissioner is authorized to take whatever regulatory actions may be considered necessary to protect policyholders and creditors. The maximum dividend that may be paid by the Company's U.S. insurance subsidiaries is restricted by the regulatory requirements of the domiciliary states. Generally, the maximum dividend that may be paid by each of the Company's U.S. insurance subsidiaries is limited to unassigned surplus (statutory equivalent of retained earnings) and may also be limited to statutory net income, net investment income or 10% of total statutory capital and surplus. At December 31, 2020, the maximum dividend that the Company's U.S. insurance operations could pay without regulatory approval was approximately $110 million (2019: $141 million).
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
FAL may be satisfied by cash, certain investments and letters of credit provided by approved banks. At December 31, 2020, fixed maturities and short-term investments with a fair value of $746 million (2019: $725 million) and cash of $12 million (2019: $22 million), respectively, were restricted to satisfy AXIS Corporate Capital UK Limited FAL requirements. At December 31, 2020, fixed maturities and short-term investments with a fair value of $361 million (2019: $513 million), equity securities with a fair value of $23 million (2019: $49 million), and cash of $14 million (2019: $5 million) were restricted to satisfy AXIS Corporate Capital UK II Limited FAL requirements (refer to Note 5 'Investments').
Each year, corporate members can apply to Lloyd's to release accumulated funds, whether syndicate profits or interest on FAL, which are in excess of the agreed FAL requirements. At December 31, 2020 and 2019, actual capital and assets exceeded the FAL requirements for Syndicates 1686 and 2007. During 2020, net funds of $32 million (2019: $47 million) were released from FAL. Both AXIS Corporate Capital UK Limited and AXIS Corporate Capital II Limited continue to support the FAL requirements of Syndicates 1686 and 2007.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

21.    STATUTORY FINANCIAL INFORMATION (CONTINUED)

Branch Offices
The Company's operating subsidiaries in Bermuda and the U.S. maintain branch offices in Singapore and Canada, respectively. The Company's Irish operating subsidiaries maintain branch offices in Switzerland, the U.K, Belgium, and the Netherlands. As branch offices are not considered separate entities for regulatory purposes, the required and actual statutory capital and surplus amounts for each jurisdiction in the table above, include amounts related to the applicable branch offices. The Company's branch offices in Singapore and Canada are subject to additional minimum capital or asset requirements in their countries of domicile. At December 31, 2020 and 2019, the actual capital/assets for each of these branches exceeded the relevant local regulatory requirements.
Total statutory net income (loss) of the Company's operating subsidiaries was $85 million, $364 million, and $268 million for 2020, 2019 and 2018, respectively. The differences between statutory financial statements and statements prepared in accordance with U.S. GAAP vary by jurisdiction, however, the primary differences are that statutory financial statements may not reflect deferred acquisition costs, certain net deferred tax assets, goodwill and intangible assets, unrealized gains (losses) on fixed maturities or certain unauthorized reinsurance recoverable balances.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 AND 2018

22.    UNAUDITED CONDENSED QUARTERLY FINANCIAL DATA
An unaudited summary of quarterly financial results is shown in the following table:

Quarters ended	Dec 31	Sep 30	Jun 30	Mar 31

2020
Net premiums earned	$1,087,368	$1,091,312	$1,104,003	$1,088,625
Net investment income	109,503	101,956	45,040	93,101
Net investment gains (losses)	83,356	55,609	53,043	(62,877)
Underwriting income (loss) (1) (2)	(80,835)	(135,324)	87,412	(196,767)
Net income (loss) available (attributable) to common shareholders	(4,819)	(72,945)	112,477	(185,390)
Earnings (loss) per common share	$(0.06)	$(0.87)	$1.33	$(2.20)
Earnings (loss) per diluted common share	$(0.06)	$(0.87)	$1.33	$(2.20)

2019
Net premiums earned	$1,172,051	$1,157,307	$1,123,607	$1,134,212
Net investment income	117,557	115,763	137,949	107,303
Net investment gains	42,712	14,527	21,225	12,767
Underwriting income (loss)(1) (2)	(49,254)	(78,718)	78,659	77,822
Net income (loss) available (attributable) to common shareholders	(9,897)	27,745	166,387	98,125
Earnings (loss) per common share	$(0.12)	$0.33	$1.98	$1.17
Earnings (loss) per diluted common share	$(0.12)	$0.33	$1.97	$1.16

(1)Consolidated underwriting income is a pre-tax measure of underwriting profitability that takes into account net premiums earned and other insurance related income (loss) as revenues and net losses and loss expenses, acquisition costs and underwriting-related general and administrative expenses as expenses. Consolidated underwriting income (loss) is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to income (loss) before income taxes and interest in income (loss) of equity method investments, the most comparable GAAP financial measure, is provided in Note 3 'Segment Information'.
(2)Underwriting-related general and administrative expenses include those general and administrative expenses that are incremental and/or directly attributable to the Company's underwriting operations. Underwriting-related general and administrative expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most comparable GAAP financial measure, also included corporate expenses of $27 million, $21 million, $27 million and $27 million for the quarters ended December 31, September 30, June 30 and March 31, 2020, respectively. During the quarters ended December 31, September 30, June 30 and March 31, 2019, corporate expenses were $32 million, $29 million, $32 million and $36 million, respectively. Corporate expenses include holding company costs necessary to support the Company's worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As these costs are not incremental and/or directly attributable to the Company's underwriting operations, these costs are excluded from underwriting-related general and administrative expenses, and therefore, consolidated underwriting income (loss).
(3)During the quarters ended December 31, September 30, June 30 and March 31, 2020, the Company recognized reorganization expenses of $7 million, $1 million, $0.4 million and $1 million, respectively, related to its transformation program. During the quarters ended December 31, September 30, June 30 and March 31, 2019, the Company recognized reorganization expenses of $8 million, $11 million, $3 million and $15 million, respectively (refer to Note 18 'Reorganization Expense').
(4)During the quarters ended December 31, September 30, June 30 and March 31, 2020, the Company recognized amortization of VOBA of $1 million, $1 million, $1 million and $2 million, respectively, related to the acquisition of Novae. During the quarters ended December 31, September 30, June 30 and March 31, 2019, the Company recognized amortization of VOBA of $2 million, $4 million, $7 million and $13 million, respectively (refer to Note 4 'Goodwill and Intangible Assets').

23.    SUBSEQUENT EVENTS
In the first quarter of 2021, North America experienced severe winter weather that may impact the Company's financial results. The assessment of the financial impact of these events on the Company's first quarter results is at a very early stage.

Due to geographic spread, the complexity of the damages and the recent timing of these events, it is not possible at this time to provide an accurate estimate of the financial impact these events will have on the Company's first quarter results.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) at December 31, 2020. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2020, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s management has performed an assessment, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the Company's internal control over financial reporting at December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on that assessment, the Company’s management believes that, at December 31, 2020, the Company's internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
The Company's independent registered public accounting firm has issued an audit report on management's assessment of the Company's internal control over financial reporting at December 31, 2020. This report appears below.
All internal control systems, no matter how well designed, have inherent limitations. As a result, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial reporting and the preparation of financial statements.
Changes in Internal Control Over Financial Reporting
The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2020. Based on that evaluation, there were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company has not experienced any material impact to its internal control over financial reporting resulting from the introduction of a remote work model due to the COVID-19 pandemic.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of AXIS Capital Holdings Limited

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of AXIS Capital Holdings Limited and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 26, 2021 expressed an unqualified opinion on those financial statements.
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
February 26, 2021

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
As and when allowed by the applicable law and regulations, certain of our non-U.S. subsidiaries provide treaty reinsurance coverage to non-U.S. insurers on a worldwide basis, including insurers of liability, marine, aviation and energy risks, and as a result, these underlying reinsurance portfolios may have some exposure to Iran. In addition, we underwrite insurance and facultative reinsurance on a global basis to non-U.S. insureds and insurers, including for liability, marine, aviation and energy risks. Coverage provided to non-Iranian business may indirectly cover an exposure in Iran. For example, certain of our operations underwrite global marine hull and cargo policies that provide coverage for vessels navigating into and out of ports worldwide, including Iran. For the quarter ended December 31, 2020, there has been no material amount of premium allocated or apportioned to activities relating to Iran. As we believe these activities are permitted under applicable laws and regulations, we intend for our non-U.S. subsidiaries to continue to provide such coverage to the extent permitted by applicable law.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the sections captioned "Proposal No. 1 – Election of Directors", "Corporate Governance", and "Executive Officers" in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2020 pursuant to Regulation 14A.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections captioned "Executive Compensation", "Compensation Discussion and Analysis", "Director Compensation", "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2020 pursuant to Regulation 14A.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the sections captioned "Principal Shareholders" "Delinquent Section 16(a) Reports" and "Equity Compensation Plan Information" in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2020 pursuant to Regulation 14A.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the sections captioned "Certain Relationships and Related Transactions", and "Corporate Governance" in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2020 pursuant to Regulation 14A.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section captioned "Principal Accounting Fees and Services" in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2020 pursuant to Regulation 14A.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Financial Statements, Financial Statement Schedules and Exhibits

1.    Financial Statements
Included in Part II –Refer to Item 8 of this report.

2.    Financial Statement Schedules

Report of Independent Registered Public Accounting Firm
Schedule I    –    Summary of Investments - Other than Investments in Related Parties
Schedule II    –    Condensed Financial Information of Registrant
Schedule III    –    Supplementary Insurance Information
Schedule IV    –    Supplementary Reinsurance Information
Schedules V and VI have been omitted as the information is provided in Item 8, Consolidated Financial Statements, or in the above schedules.

3.    Exhibits

Exhibit Number	Description of Document
2.1	Rule 2.7 Announcement dated July 5, 2017 in connection with acquisition of Novae Group plc (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 6, 2017).

2.2	Rule 2.7 Announcement dated August 24, 2017 in connection with acquisition of Novae Group plc (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 25, 2017).

3.1	Certificate of Incorporation and Memorandum of Association of AXIS Capital Holdings Limited (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Amendment No. 1) (No. 333-103620) filed on April 16, 2003).

3.2	Amended and Restated Bye-laws of AXIS Capital Holdings Limited (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 filed on May 15, 2009).

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).

4.2	Senior Indenture among AXIS Specialty Finance LLC, AXIS Capital Holdings Limited and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of March 23, 2010 (incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q filed on April 27, 2010).

4.3	Senior Indenture among AXIS Specialty Finance PLC, as issuer, the Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of March 13, 2014 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 13, 2014).

4.4	First Supplemental Indenture, dated as of April 3, 2019, among AXIS Specialty Finance PLC, AXIS Capital Holdings Limited and The Bank of New York Mellon Trust Company, N.A., relating to the 5.150% Senior Notes due 2045 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 4, 2019).

4.5	Junior Subordinated Indenture dated as of December 10, 2019, among AXIS Specialty Finance LLC, AXIS Capital Holdings Limited and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 11, 2019).

4.6	First Supplemental Indenture dated as of December 10, 2019, among AXIS Specialty Finance LLC, AXIS Capital Holdings Limited and The Bank of New York Mellon Trust Company, N.A., relating to the 4.900% Junior Subordinated Notes due 2040 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 11, 2019).

4.7	Form of 5.875% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 23, 2010).

4.8	Form of 5.150% Senior Notes due 2045 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on March 13, 2014).

4.9	Form of 4.000% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 6, 2017).

4.10	Form of 3.900% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 19, 2019).

4.11	Form of 4.900% Junior Subordinated Notes due 2040 (incorporated by reference to Exhibit 4.3 [included as part of Exhibit 4.2] to the Company's Current Report on Form 8-K filed on December 11, 2019).

4.12	Certificate of Designations setting forth the specific rights, preferences, limitations and other terms of the 5.50% Series D Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 20, 2013).

4.13	Certificate of Designations setting forth the specific rights, preferences, limitations and other terms of the 5.50% Series E Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 7, 2016).

†4.14	Description of AXIS Capital Holdings Limited's Securities Registered under Section 12 of the Exchange Act.

10.1	Amended and Restated Shareholders Agreement dated December 31, 2002, among AXIS Capital Holdings Limited and each of the persons listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).

*10.2	Consulting Agreement by and between Michael A. Butt and AXIS Specialty Limited dated May 3, 2012 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K/A filed on May 9, 2012).

*10.3	Amendment No. 1 to Consulting Agreement by and between Michael A. Butt and AXIS Specialty Limited dated December 5, 2013 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 9, 2013).

*10.4	Amendment No. 2 to Consulting Agreement by and between Michael A. Butt and AXIS Specialty Limited dated December 5, 2014 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K filed on February 23, 2015).

*10.5	Amendment No. 3 to Consulting Agreement by and between Michael A. Butt and AXIS Specialty Limited dated January 15, 2016 (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K filed on February 25, 2016).

*10.6	Amendment No. 4 to Consulting Agreement by and between Michael A. Butt and AXIS Specialty Limited dated December 8, 2016 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K filed on February 27, 2017).

*10.7	Amendment No. 5 to Consulting Agreement by and between Michael A. Butt and AXIS Specialty Limited dated December 7, 2017 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed on February 28, 2018).

*10.8	Amendment No. 6 to Consulting Agreement by and between Michael A. Butt and AXIS Specialty Limited dated December 5, 2018 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K filed on February 26, 2019).

*10.9	Amendment No. 7 to Consulting Agreement by and between Michael A. Butt and AXIS Specialty Limited dated July 18, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2019).

*10.10	Employment Agreement by and among Albert Benchimol, AXIS Capital Holdings Limited and AXIS Specialty U.S. Services, Inc. dated May 3, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed on May 9, 2012).

*10.11	Amendment No. 1 to Employment Agreement by and among Albert Benchimol, AXIS Capital Holdings Limited and AXIS Specialty U.S. Services, Inc. dated March 9, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 11, 2015).

*10.12	Amendment No. 2 to Employment Agreement by and among Albert Benchimol, AXIS Capital Holdings Limited and AXIS Specialty U.S. Services, Inc. dated January 19, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 25, 2016).

*10.13	Amendment No. 3 to Employment Agreement by and among Albert Benchimol, AXIS Capital Holdings Limited, AXIS Specialty U.S. Services, Inc. and AXIS Specialty Limited dated January 1, 2017 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed on February 27, 2017).

*10.14	Amendment No. 4 to Employment Agreement by and among Albert Benchimol, AXIS Capital Holdings Limited and AXIS Specialty Limited dated December 6, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 11, 2018).

*10.15	Employment Agreement by and between Peter W. Wilson and AXIS Specialty U.S. Services, Inc. dated June 23, 2014 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed on February 23, 2015).

*10.16	Amendment No. 1 to Employment Agreement by and between Peter W. Wilson and AXIS Specialty U.S. Services, Inc. dated September 21, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 27, 2016).

*10.17	Amendment No. 2 to Employment Agreement by and between Peter W. Wilson and AXIS Specialty U.S. Services, Inc. dated September 19, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 24, 2019).

*10.18	Employment Agreement by and between Peter Vogt and AXIS Specialty U.S. Services, Inc. dated December 11, 2017 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on February 28, 2018).

*10.19	Amendment No. 1 to Employment Agreement by and between Peter Vogt and AXIS Specialty U.S. Services, Inc. dated October 2, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 7, 2020).
*10.20	Employment Agreement by and between Steve K. Arora and AXIS Specialty U.S. Services, Inc. dated July 5, 2017 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed on February 26, 2019).

*10.21	Amendment No. 1 to Employment Agreement by and between Steve K. Arora and AXIS Specialty U.S. Services, Inc. dated October 6, 2020 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 7, 2020).

*10.22	Letter Agreement by and between Steve K. Arora and AXIS Specialty U.S. Services, Inc. dated July 5, 2017 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed on February 26, 2019).

*10.23	Amendment No. 1 to Letter Agreement by and between Steve K. Arora and AXIS Specialty U.S. Services, Inc. dated October 6, 2020 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 7, 2020).

*10.24	Employment Agreement by and between David Phillips and AXIS Specialty U.S. Services, Inc. dated March 21, 2014 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed on February 26, 2019).

*10.25	2007 Long-Term Equity Compensation Plan, as amended (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed on May 15, 2012).

*10.26	2017 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed on May 8, 2017).

†*10.27	Executive Long-Term Equity Compensation Program.

*10.28	Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K filed on February 27, 2020).

†*10.29	Executive Annual Incentive Plan.

*10.30	AXIS Executive RSU Retirement Plan (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K filed on February 27, 2017).

*10.31	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed on February 21, 2014).

*10.32	Form of Employee Restricted Stock Unit Award Agreement (Performance Vesting) (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed on February 27, 2017).

*10.33	Form of Employee Restricted Stock Unit Award Agreement (Retirement Eligible/Performance Vesting) (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed on February 27, 2017).

*10.34	Form of Employee Restricted Stock Unit Award Agreement (Retirement Eligible) (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed on February 27, 2017).

*10.35	Form of Employee Restricted Stock Unit Award Agreement (Performance Vesting) (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K filed on February 28, 2018).

*10.36	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K filed on February 28, 2018).

*10.37	Form of Employee Restricted Stock Unit Award Agreement (Performance Vesting) (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K filed on February 26, 2019).

*10.38	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K filed on February 26, 2019).

*10.39	Form of Employee Restricted Stock Unit Award Agreement (Performance Vesting) (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed on February 27, 2020).

†*10.40	Form of Employee Restricted Stock Unit Award Agreement (Performance Vesting).

†*10.41	Form of Employee Restricted Stock Unit Award Agreement.

*10.42	AXIS Specialty U.S. Services, Inc. Supplemental Retirement Plan (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on February 26, 2008).

*10.43	Directors Annual Compensation Program (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K filed on February 27, 2020).

10.44	Master Reimbursement Agreement, dated as of May 14, 2010, by and among AXIS Specialty Limited, AXIS Re Limited, AXIS Specialty Europe Limited, AXIS Insurance Company, AXIS Surplus Insurance Company, AXIS Specialty Insurance Company, AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 19, 2010).

10.45	Amendment to Master Reimbursement Agreement dated January 27, 2012 by and among AXIS Specialty Limited, AXIS Re Limited, AXIS Specialty Europe Limited, AXIS Insurance Company, AXIS Surplus Insurance Company, AXIS Specialty Insurance Company and AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 30, 2012).

10.46	Amendment to Committed Facility Letter dated November 20, 2013 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Surplus Insurance Company and AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 21, 2013).

10.47	Amendment to Committed Facility Letter dated March 31, 2015 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Reinsurance Company, AXIS Surplus Insurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 1, 2015).

10.48	Amendment to Facility Fee Letter dated March 31, 2015 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Reinsurance Company, AXIS Surplus Insurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 1, 2015).

10.49	Committed Facility Letter dated December 18, 2015 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Surplus Insurance Company and AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 22, 2015).

10.50	Committed Facility Letter dated March 27, 2017 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Surplus Insurance Company and AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 31, 2017).

10.51	Amendment to Master Reimbursement Agreement dated March 27, 2017 by and among AXIS Specialty Limited, AXIS Re Limited, AXIS Specialty Europe Limited, AXIS Insurance Company, AXIS Surplus Insurance Company, AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 31, 2017).

10.52	Amendment to Committed Facility Letter dated March 28, 2018 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Surplus Insurance Company, AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 3, 2018).

10.53	Deed of Amendment to $250 million secured letter of credit facility dated March 28, 2019 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Surplus Insurance Company, AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 3, 2019).

10.54	Deed of Amendment to $500 million secured letter of credit facility dated December 24, 2019 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Surplus Insurance Company, AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 30, 2019).

10.55	Deed of Amendment to $250 million secured letter of credit facility dated March 28, 2020 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Surplus Insurance Company, AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 1, 2020).
†21.1	Subsidiaries of the registrant.

†22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities.

†23.1	Consent of Deloitte Ltd.

†24.1	Power of Attorney (included as part of signature pages hereto).

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†101	The following financial information from AXIS Capital Holdings Limited’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline XBRL: (i) Consolidated Balance Sheets at December 31, 2020 and 2019; (ii) Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018; (iv) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2020, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Exhibits 10.2 through 10.43 represent a management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.
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

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2021.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2021.

Signature	Title

/s/ ALBERT BENCHIMOL	Chief Executive Officer, President and Director (Principal Executive Officer)
Albert Benchimol

/s/ PETER VOGT	Chief Financial Officer (Principal Financial Officer)
Peter Vogt

/s/ KENT ZIEGLER	Global Corporate Controller (Principal Accounting Officer)
Kent Ziegler

/s/ W. MARSTON BECKER	Director
W. Marston Becker

/s/ CHARLES A. DAVIS	Director
Charles A. Davis

/s/ ANNE MELISSA DOWLING	Director
Anne Melissa Dowling

Signature	Title

/s/ ELANOR R. HARDWICK	Director
Elanor R. Hardwick

/s/ THOMAS C. RAMEY	Director
Thomas C. Ramey

/s/ HENRY B. SMITH	Director
Henry B. Smith

/s/ BARBARA A. YASTINE	Director
Barbara A. Yastine

/s/ LIZABETH H. ZLATKUS	Director
Lizabeth H. Zlatkus

SCHEDULE I
AXIS CAPITAL HOLDINGS LIMITED
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES

	At December 31, 2020
	Amortized cost	Fair value	Amount shown on the balance sheet
(in thousands)
Type of investment:
Fixed maturities, available for sale, at fair value
U.S. government and agency	$1,881,489	$1,918,699	$1,918,699
Non-U.S. government	632,875	671,273	671,273
Corporate debt	4,408,351	4,655,951	4,655,951
Agency RMBS	1,244,727	1,286,209	1,286,209
CMBS	1,268,273	1,353,587	1,353,587
Non-agency RMBS	136,198	140,104	140,104
ABS	1,712,236	1,720,078	1,720,078
Municipals	282,781	295,898	295,898
Total fixed maturities	$11,566,930	12,041,799	12,041,799
Mortgage loans, held for investment, at fair value		593,290	593,290
Short-term investments, at fair value		161,897	161,897
Equity securities, at fair value		518,445	518,445
Other investments, at fair value (1)		539,616	829,156
Equity method investments (2)		—	114,209
Total investments		$13,855,047	$14,258,796

(1)Other investments exclude investments where the Company is considered to have the ability to exercise significant influence over the operating and financial policies of the investees.
(2)Equity method investments are excluded as the Company has the ability to exercise significant influence over the operating and financial policies of the investees.

SCHEDULE II
AXIS CAPITAL HOLDINGS LIMITED
CONDENSED BALANCE SHEETS – PARENT COMPANY
DECEMBER 31, 2020 AND 2019

	2020	2019
	(in thousands)
Assets
Investments in subsidiaries	$5,633,176	$5,807,851
Cash and cash equivalents	1,711	3,103
Other assets	5,832	5,540
Total assets	$5,640,719	$5,816,494

Liabilities
Intercompany payable	$289,486	$215,911
Dividends payable	50,153	50,927
Other liabilities	5,386	5,648
Total liabilities	345,025	272,486

Shareholders’ equity
Preferred shares	550,000	775,000
Common shares (shares issued 2020: 176,580; 2019: 176,580 shares outstanding 2020: 84,353; 2019: 83,959)	2,206	2,206
Additional paid-in capital	2,330,054	2,317,212
Accumulated other comprehensive income	414,395	171,710
Retained earnings	5,763,607	6,056,686
Treasury shares, at cost (2020: 92,227; 2019: 92,621)	(3,764,568)	(3,778,806)
Total shareholders’ equity	5,295,694	5,544,008
Total liabilities and shareholders’ equity	$5,640,719	$5,816,494

(1)AXIS Capital has fully and unconditionally guaranteed all obligations of AXIS Specialty Finance PLC, a 100% owned finance subsidiary, related to the issuance of $250 million aggregate principal amount of 5.15% senior unsecured notes. AXIS Capital's obligations under this guarantee are unsecured senior obligations and rank equally with all other senior obligations of AXIS Capital.

(2)AXIS Capital has fully and unconditionally guaranteed all obligations of AXIS Specialty Finance PLC, a 100% owned finance subsidiary, related to the issuance of $350 million aggregate principal amount of 4.0% senior unsecured notes. AXIS Capital's obligations under this guarantee are unsecured senior obligations and rank equally with all other senior obligations of AXIS Capital.

(3)AXIS Capital has fully and unconditionally guaranteed all obligations of AXIS Specialty Finance LLC, a 100% owned finance subsidiary, related to the issuance of $300 million aggregate principal amount of 3.9% senior unsecured notes. AXIS Capital's obligations under this guarantee are unsecured senior obligations and rank equally with all other senior obligations of AXIS Capital.

(4)AXIS Capital has fully and unconditionally guaranteed all obligations of AXIS Specialty Finance LLC, a 100% owned finance subsidiary, related to the issuance of $425 million aggregate principal amount of 4.9% fixed-rate reset junior unsecured notes. AXIS Capital's obligation under this guarantee is an unsecured junior subordinated obligation and ranks equally with all future unsecured and junior subordinated obligations of AXIS Capital, and junior in right of payment to all outstanding and future senior obligations of AXIS Capital.

SCHEDULE II
AXIS CAPITAL HOLDINGS LIMITED
CONDENSED STATEMENTS OF OPERATIONS – PARENT COMPANY
YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

	2020	2019	2018
	(in thousands)
Revenues
Net investment income	$750	$1,800	$900
Total revenues	750	1,800	900

Expenses
General and administrative expenses	37,629	53,335	29,250
Total expenses	37,629	53,335	29,250

Income (loss) before equity in net income (loss) of subsidiaries	(36,879)	(51,535)	(28,350)
Equity in net income (loss) of subsidiaries	(83,545)	375,008	71,371
Net income (loss)	(120,424)	323,473	43,021
Preferred share dividends	30,250	41,112	42,625
Net income (loss) available (attributable) to common shareholders	$(150,674)	$282,361	$396

Comprehensive income (loss)	$122,261	$672,293	$(158,973)

SCHEDULE II
AXIS CAPITAL HOLDINGS LIMITED
CONDENSED STATEMENTS OF CASH FLOWS – PARENT COMPANY
YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

	2020	2019	2018
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(120,424)	$323,473	$43,021
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in net (income) loss of subsidiaries	83,545	(375,008)	(71,371)
Change in intercompany payable	73,575	(32,081)	87,042
Dividends received from subsidiaries	350,000	250,000	200,000
Other items	20,715	23,619	(79,927)
Net cash provided by operating activities	407,411	190,003	178,765

Cash flows from financing activities:
Taxes paid on withholding shares	(10,382)	(10,165)	(10,080)
Dividends paid - common shares	(141,590)	(137,209)	(133,502)
Repurchase of preferred shares	(225,000)	—	—
Dividends paid - preferred shares	(31,831)	(42,625)	(42,625)
Net cash used in financing activities	(408,803)	(189,999)	(186,207)

Increase (decrease) in cash, cash equivalents and restricted cash	(1,392)	4	(7,442)
Cash, cash equivalents and restricted cash - beginning of year	3,103	3,099	10,541
Cash, cash equivalents and restricted cash - end of year	$1,711	$3,103	$3,099

SCHEDULE III
AXIS CAPITAL HOLDINGS LIMITED
SUPPLEMENTARY INSURANCE INFORMATION

	At and year ended December 31, 2020
(in thousands)	Deferred acquisition costs	Reserve for losses and loss expenses	Unearned premiums	Net premiums earned	Net investment income(1)	Net losses and loss expenses	Acquisition costs	Other operating expenses(2)	Net premiums written
Insurance	$176,749	$7,310,498	$2,295,763	$2,299,038	$—	$1,697,014	$461,533	$378,839	$2,357,501
Reinsurance	254,690	6,616,268	1,390,123	2,072,271	—	1,584,238	467,984	99,129	1,978,908
Corporate	—	—	—	—	349,601	—	—	101,822	—
Total	$431,439	$13,926,766	$3,685,886	$4,371,309	$349,601	$3,281,252	$929,517	$579,790	$4,336,409

	At and year ended December 31, 2019
(in thousands)	Deferred acquisition costs	Reserve for losses and loss expenses	Unearned premiums	Net premiums earned	Net investment income(1)	Net losses and loss expenses	Acquisition costs	Other operating expenses(2)	Net premiums written
Insurance	$191,925	$6,496,568	$2,115,664	$2,190,084	$—	$1,278,679	$468,281	$401,963	$2,209,155
Reinsurance	300,194	6,255,513	1,510,582	2,397,094	—	1,766,119	556,301	103,772	2,280,460
Corporate	—	—	—	—	478,572	—	—	129,096	—
Total	$492,119	$12,752,081	$3,626,246	$4,587,178	$478,572	$3,044,798	$1,024,582	$634,831	$4,489,615

	At and year ended December 31, 2018
(in thousands)	Deferred acquisition costs	Reserve for losses and loss expenses	Unearned premiums	Net premiums earned	Net investment income(1)	Net losses and loss expenses	Acquisition costs	Other operating expenses(2)	Net premiums written
Insurance	$209,622	$6,426,309	$2,061,123	$2,362,606	$—	$1,494,323	$399,193	$395,252	$2,324,747
Reinsurance	357,000	5,854,460	1,574,635	2,428,889	—	1,695,964	569,642	123,916	2,334,215
Corporate	—	—	—	—	438,507	—	—	108,221	—
Total	$566,622	$12,280,769	$3,635,758	$4,791,495	$438,507	$3,190,287	$968,835	$627,389	$4,658,962

(1)The Company evaluates underwriting results of its reportable segments separately from the performance of its investment portfolio therefore, the Company believes it is appropriate to exclude net investment income from its underwriting profitability measure.
(2)Amounts related to the Company's reportable segments reflect underwriting-related general and administrative expenses, which includes those general and administrative expenses that are incremental and/or directly attributable to the Company's underwriting operations. Underwriting-related general and administrative expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most comparable GAAP financial measure, presented in the table above, also includes corporate expenses of $102 million, $129 million, and $108 million for the years ended December 31, 2020, 2019 and 2018, respectively. Corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As these costs are not incremental and/or directly attributable to the Company's underwriting operations, these expenses are excluded from underwriting-related general and administrative expenses.

SCHEDULE IV
AXIS CAPITAL HOLDINGS LIMITED
SUPPLEMENTARY REINSURANCE INFORMATION
YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

(in thousands)	GROSS AMOUNT	CEDED TO OTHER COMPANIES	ASSUMED FROM OTHER COMPANIES	NET AMOUNT	PERCENTAGE OF AMOUNT ASSUMED TO NET

2020
Property and Casualty	$3,455,690	$2,446,890	$2,840,834	$3,849,634	73.8%
Accident and Health	154,511	43,639	375,903	486,775	77.2%
Total	$3,610,201	$2,490,529	$3,216,737	$4,336,409	74.2%

2019
Property and Casualty	$3,134,462	$2,311,001	$3,187,623	$4,011,084	79.5%
Accident and Health	141,535	98,242	435,238	478,531	91.0%
Total	$3,275,997	$2,409,243	$3,622,861	$4,489,615	80.7%

2018
Property and Casualty	$3,258,999	$2,163,417	$3,074,906	$4,170,488	73.7%
Accident and Health	209,041	87,686	367,119	488,474	75.2%
Total	$3,468,040	$2,251,103	$3,442,025	$4,658,962	73.9%