Form 10-Q
period 2021-03-31
AXIS CAPITAL HOLDINGS LTD
filed 2021-04-28
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
At April 26, 2021, there were 84,760,169 common shares outstanding, $0.0125 par value per share, of the registrant.

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
Forward-looking statements contained in this report may include, but are not limited to, information regarding our estimates for catastrophes and other weather-related losses including losses related to the COVID-19 pandemic, measurements of potential losses in the fair market value of our investment portfolio and derivative contracts, our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the outcome of our strategic initiatives, our expectations regarding pricing and other market conditions, our growth prospects, and valuations of the potential impact of movements in interest rates, credit spreads, equity securities' prices and foreign currency rates.
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
•actual claims exceeding loss reserves;
•general economic, capital and credit market conditions, including fluctuations in interest rates, credit spreads, equity securities' prices and/or foreign currency values;
•the failure of any of the loss limitation methods we employ;
•the effects of emerging claims, coverage and regulatory issues, including uncertainty related to coverage definitions, limits, terms and conditions;
•the inability to purchase reinsurance or collect amounts due to us from reinsurance we have purchased;
•the loss of business provided to us by major brokers;
•breaches by third parties in our program business of their obligations to us;
•difficulties with technology and/or data security;
•the failure of our policyholders or intermediaries to pay premiums;
•the failure of our cedants to adequately evaluate risks;
•the inability to obtain additional capital on favorable terms, or at all;
•the loss of one or more of our key executives;
•a decline in our ratings with rating agencies;
•changes in accounting policies or practices;
•the use of industry models and changes to these models;

•changes in governmental regulations and potential government intervention in our industry;
•inadvertent failure to comply with certain laws and regulations relating to sanctions and foreign corrupt practices;
•changes in the political environment of certain countries in which we operate or underwrite business, including the United Kingdom's withdrawal from the European Union;
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

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2021 (UNAUDITED) AND DECEMBER 31, 2020

	2021	2020
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2021: $11,480,507; 2020: $11,566,930 Allowance for expected credit losses 2021: $234; 2020: $323)	$11,728,611	$12,041,799
Fixed maturities, held to maturity, at amortized cost (Fair value 2021: $404,522 Allowance for expected credit losses 2021: $nil)	404,690	—
Equity securities, at fair value (Cost 2021: $454,451; 2020: $421,744)	547,676	518,445
Mortgage loans, held for investment, at fair value (Allowance for expected credit losses 2021: $nil; 2020: $nil)	629,576	593,290
Other investments, at fair value	790,530	829,156
Equity method investments	123,370	114,209
Short-term investments, at fair value	185,699	161,897
Total investments	14,410,152	14,258,796
Cash and cash equivalents	895,932	902,831
Restricted cash and cash equivalents	664,347	600,401
Accrued interest receivable	61,222	65,020
Insurance and reinsurance premium balances receivable (Allowance for expected credit losses 2021: $12,218; 2020: $8,836)	3,367,142	2,738,342
Reinsurance recoverable on unpaid losses and loss expenses (Allowance for expected credit losses 2021: $25,118; 2020: $23,711)	4,533,232	4,496,641
Reinsurance recoverable on paid losses and loss expenses	459,411	434,201
Deferred acquisition costs	577,509	431,439
Prepaid reinsurance premiums	1,379,450	1,194,455
Receivable for investments sold	1,450	2,150
Goodwill	100,801	100,801
Intangible assets	216,904	219,633
Value of business acquired	2,826	3,854
Operating lease right-of-use assets	116,693	123,579
Other assets	298,756	305,544
Total assets	$27,085,827	$25,877,687
Liabilities
Reserve for losses and loss expenses	$14,025,274	$13,926,766
Unearned premiums	4,551,424	3,685,886
Insurance and reinsurance balances payable	1,231,403	1,092,042
Debt	1,310,009	1,309,695
Payable for investments purchased	389,925	104,777
Operating lease liabilities	134,002	140,263
Other liabilities	267,400	322,564
Total liabilities	21,909,437	20,581,993

Shareholders’ equity
Preferred shares	550,000	550,000
Common shares (shares issued 2021: 176,580; 2020: 176,580 shares outstanding 2021: 84,753; 2020: 84,353)	2,206	2,206
Additional paid-in capital	2,316,147	2,330,054
Accumulated other comprehensive income	214,861	414,395
Retained earnings	5,842,850	5,763,607
Treasury shares, at cost (2021: 91,827; 2020: 92,227)	(3,749,674)	(3,764,568)
Total shareholders’ equity	5,176,390	5,295,694
Total liabilities and shareholders’ equity	$27,085,827	$25,877,687
See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

	Three months ended
	2021	2020
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$1,103,722	$1,088,625
Net investment income	114,165	93,101
Other insurance related income (loss)	2,781	(8,707)
Net investment gains (losses):
Allowance for expected credit losses	89	(20,019)
Impairment losses	—	(1,190)
Other realized and unrealized investment gains (losses)	29,556	(41,668)
Total net investment gains (losses)	29,645	(62,877)
Total revenues	1,250,313	1,110,142

Expenses
Net losses and loss expenses	714,718	908,073
Acquisition costs	218,871	238,650
General and administrative expenses	158,408	157,060
Foreign exchange losses (gains)	4,113	(61,683)
Interest expense and financing costs	15,571	23,472
Reorganization expenses	—	(982)
Amortization of value of business acquired	1,028	1,799
Amortization of intangible assets	2,690	2,870
Total expenses	1,115,399	1,269,259

Income (loss) before income taxes and interest in income (loss) of equity method investments	134,914	(159,117)
Income tax (expense) benefit	(20,776)	4,867
Interest in income (loss) of equity method investments	9,162	(23,577)
Net income (loss)	123,300	(177,827)
Preferred share dividends	7,563	7,563
Net income (loss) available (attributable) to common shareholders	$115,737	$(185,390)

Per share data
Earnings (loss) per common share:
Earnings (loss) per common share	$1.37	$(2.20)
Earnings (loss) per diluted common share	$1.36	$(2.20)
Weighted average common shares outstanding	84,514	84,094
Weighted average diluted common shares outstanding	84,965	84,094

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

	Three months ended
	2021	2020
	(in thousands)
Net income (loss)	$123,300	$(177,827)
Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	(171,831)	(242,962)
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	47	(16,590)
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	(28,999)	5,648
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(200,783)	(253,904)
Foreign currency translation adjustment	1,249	(7,725)
Total other comprehensive income (loss), net of tax	(199,534)	(261,629)
Comprehensive income (loss)	$(76,234)	$(439,456)

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

	Three months ended
	2021	2020
	(in thousands)
Preferred shares
Balance at beginning of period	$550,000	$775,000
Shares repurchased	—	(225,000)
Balance at end of period	550,000	$550,000

Common shares (par value)
Balance at beginning and end of period	2,206	2,206

Additional paid-in capital
Balance at beginning of period	2,330,054	2,317,212
Treasury shares reissued	(23,129)	(18,695)
Share-based compensation expense	9,222	9,481
Balance at end of period	2,316,147	2,307,998

Accumulated other comprehensive income (loss)
Balance at beginning of period	414,395	171,710
Unrealized gains (losses) on available for sale investments, net of tax:
Balance at beginning of period	420,635	181,521
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(200,783)	(253,904)
Balance at end of period	219,852	(72,383)
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	(6,240)	(9,811)
Foreign currency translation adjustment	1,249	(7,725)
Balance at end of period	(4,991)	(17,536)
Balance at end of period	214,861	(89,919)

Retained earnings
Balance at beginning of period	5,763,607	6,056,686
Net income (loss)	123,300	(177,827)
Preferred share dividends (1)	(7,563)	(7,563)
Common share dividends (1)	(36,494)	(35,289)
Balance at end of period	5,842,850	5,836,007

Treasury shares, at cost
Balance at beginning of period	(3,764,568)	(3,778,806)
Shares repurchased	(9,380)	(8,492)
Shares reissued	24,274	20,584
Balance at end of period	(3,749,674)	(3,766,714)

Total shareholders’ equity	$5,176,390	$4,839,578

(1) Refer to Note 9 'Shareholder's Equity' for details on dividends declared and paid related to the Company's common and preferred shares.

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

	Three months ended
	2021	2020
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$123,300	$(177,827)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net investment (gains) losses	(29,645)	62,877
Net realized and unrealized (gains) losses on other investments	(41,833)	2,119
Amortization of fixed maturities	7,965	6,359
Interest in (income) loss of equity method investments	(9,162)	23,577
Amortization of value of business acquired	1,028	1,799
Other amortization and depreciation	15,096	15,612
Share-based compensation expense, net of cash payments	1,721	(4,650)
Changes in:
Accrued interest receivable	3,585	1,234
Reinsurance recoverable balances on unpaid and paid losses	(61,380)	(260,131)
Deferred acquisition costs	(147,129)	(119,796)
Prepaid reinsurance premiums	(184,288)	(181,055)
Reserve for losses and loss expenses	97,161	348,285
Unearned premiums	867,277	774,703
Insurance and reinsurance balances, net	(491,151)	(502,437)
Other items	(7,399)	(40,413)
Net cash provided by (used in) operating activities	145,146	(49,744)

Cash flows from investing activities:
Purchases of:
Fixed maturities, available for sale	(4,671,969)	(2,777,053)
Fixed maturities, held to maturity	(60,749)	—
Equity securities	(35,668)	(16,132)
Mortgage loans	(45,498)	(84,738)
Other investments	(46,324)	(20,858)
Short-term investments	(109,597)	(94,352)
Proceeds from the sale of:
Fixed maturities, available for sale	4,188,525	2,506,490
Equity securities	(6,550)	10,308
Other investments	127,385	32,355
Short-term investments	63,657	54,105
Proceeds from the redemption of fixed maturities, available for sale	486,401	424,207
Proceeds from the redemption of fixed maturities, held to maturity	61,170	—
Proceeds from redemption of short-term investments	21,886	1,775
Proceeds from the repayment of mortgage loans	9,321	399
Purchase of other assets	(6,216)	(13,485)
Net cash provided by (used in) investing activities	(24,226)	23,021

Cash flows from financing activities:
Taxes paid on withholding shares	(9,381)	(8,491)
Dividends paid - common shares	(38,583)	(37,318)
Repurchase of preferred shares	—	(225,000)
Dividends paid - preferred shares	(7,563)	(9,144)
Net cash used in financing activities	(55,527)	(279,953)

Effect of exchange rate changes on foreign currency cash, cash equivalents and restricted cash	(8,346)	(28,718)
Increase (decrease) in cash, cash equivalents and restricted cash	57,047	(335,394)
Cash, cash equivalents and restricted cash - beginning of period	1,503,232	1,576,457
Cash, cash equivalents and restricted cash - end of period	$1,560,279	$1,241,063

Supplemental disclosures of cash flow information:
Income taxes paid (refund)	$8,981	$(2,131)
Interest paid	$22,700	$13,133

See accompanying notes to Consolidated Financial Statements.

Supplemental disclosures of cash flow information: In 2021, the transfer of securities with a fair value of $405 million from fixed maturities, available for sale to fixed maturities, held to maturity was treated as a non-cash activity in the consolidated statement of cash flows (refer to Note 3 'Investments').

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These unaudited consolidated financial statements (the "financial statements") have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the U.S. Securities and Exchange Commission's ("SEC") instructions to Form 10-Q and Article 10 of Regulation S-X and include AXIS Capital Holdings Limited ("AXIS Capital") and its subsidiaries (the "Company"). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and related notes included in AXIS Capital's Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.
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
Significant Accounting Policies
Changes to the Company's significant accounting policies subsequent to its Annual Report on Form 10-K for the year ended December 31, 2020 are noted below:
a)    Investments
Fixed Maturities, Held to maturity, at Fair Value
Fixed maturities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity or redemption. Fixed maturities classified as held to maturity are reported at amortized cost and are presented net of an allowance for expected credit losses. The allowance for expected credit losses is estimated based on the Company’s analysis of projected lifetime losses. The allowance for expected credit losses is recognized in net investment gains (losses) in the consolidated statements of operations. Any adjustment to the allowance for expected credit losses is recognized in the period in which it is determined.
b)    Share-based Compensation
The Company is authorized to issue restricted shares, restricted stock units, performance restricted stock units, stock options, stock appreciation rights and other equity-based awards to its employees and directors. The Company's plan includes share-settled and cash-settled service awards and performance awards.
Restricted Stock Units - Share-Settled and Cash-Settled
The fair value of share-settled and cash-settled service awards is based on market value of the Company's common shares measured at the grant date and is expensed over the requisite service period. The fair value of the cash-settled service awards is recognized as a liability in the consolidated balance sheets and is remeasured at the end of each reporting period. The Company recognizes forfeitures when they occur.
Performance Restricted Stock Units - Share-Settled and Cash-Settled
The fair value of share-settled performance awards which include a market condition is measured on the grant date using a Monte Carlo simulation model which requires inputs including share price, expected volatility, expected term, expected dividend yield and risk-free interest rates. The fair value of share-settled and cash-settled performance awards which include a performance condition is based on market value of the Company's common shares measured at the grant date. The fair value of share-settled and cash-settled performance awards is recognized on a straight-line basis over the requisite service period. The fair value of the cash-settled performance awards is recognized as a liability in the consolidated balance sheets and is remeasured at the end of each reporting period. The Company recognizes forfeitures when they occur.

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
The following tables present the underwriting results of the Company's reportable segments, as well as the carrying amounts of allocated goodwill and intangible assets:

	2021			2020
Three months ended and at March 31,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$1,103,198	$1,432,283	$2,535,481	$940,715	$1,490,443	$2,431,158
Net premiums written	707,814	1,071,072	1,778,886	581,650	1,097,394	1,679,044
Net premiums earned	616,286	487,436	1,103,722	562,064	526,561	1,088,625
Other insurance related income (loss)	415	2,366	2,781	647	(9,354)	(8,707)
Net losses and loss expenses	(356,898)	(357,820)	(714,718)	(471,812)	(436,261)	(908,073)
Acquisition costs	(117,679)	(101,192)	(218,871)	(112,751)	(125,899)	(238,650)
Underwriting-related general and administrative expenses	(103,303)	(29,365)	(132,668)	(100,778)	(29,184)	(129,962)
Underwriting income (loss)	$38,821	$1,425	40,246	$(122,630)	$(74,137)	(196,767)

Net investment income			114,165			93,101
Net investment gains (losses)			29,645			(62,877)
Corporate expenses			(25,740)			(27,098)
Foreign exchange (losses) gains			(4,113)			61,683
Interest expense and financing costs			(15,571)			(23,472)
Reorganization expenses			—			982
Amortization of value of business acquired			(1,028)			(1,799)
Amortization of intangible assets			(2,690)			(2,870)
Income (loss) before income taxes and interest in income (loss) of equity method investments			$134,914			$(159,117)

Net losses and loss expenses ratio	57.9%	73.4%	64.8%	83.9%	82.9%	83.4%
Acquisition cost ratio	19.1%	20.8%	19.8%	20.1%	23.9%	21.9%
General and administrative expense ratio	16.8%	6.0%	14.3%	17.9%	5.5%	14.5%
Combined ratio	93.8%	100.2%	98.9%	121.9%	112.3%	119.8%

Goodwill and intangible assets	$317,705	$—	$317,705	$329,824	$—	$329,824

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS
a)     Fixed Maturities and Equity securities

Fixed maturities

The following table provides the amortized cost and fair values of the Company's fixed maturities classified as available for sale:

	Amortized cost	Allowance for expected credit losses	Gross unrealized gains	Gross unrealized losses	Fair value

At March 31, 2021
Available for sale
U.S. government and agency	$2,181,808	$—	$20,184	$(14,899)	$2,187,093
Non-U.S. government	689,358	—	28,789	(3,426)	714,721
Corporate debt	4,364,800	(164)	157,099	(26,457)	4,495,278
Agency RMBS(1)	1,186,277	—	29,602	(7,385)	1,208,494
CMBS(2)	1,227,004	—	50,586	(3,541)	1,274,049
Non-agency RMBS	163,617	(70)	4,505	(883)	167,169
ABS(3)	1,396,130	—	9,693	(2,862)	1,402,961
Municipals(4)	271,513	—	8,872	(1,539)	278,846
Total fixed maturities, available for sale	$11,480,507	$(234)	$309,330	$(60,992)	$11,728,611

At December 31, 2020
Available for sale
U.S. government and agency	$1,881,489	$—	$38,969	$(1,759)	$1,918,699
Non-U.S. government	632,875	—	38,826	(428)	671,273
Corporate debt	4,408,351	(303)	254,261	(6,358)	4,655,951
Agency RMBS(1)	1,244,727	—	42,170	(688)	1,286,209
CMBS(2)	1,268,273	—	87,598	(2,284)	1,353,587
Non-agency RMBS	136,198	(20)	4,604	(678)	140,104
ABS(3)	1,712,236	—	14,527	(6,685)	1,720,078
Municipals(4)	282,781	—	13,148	(31)	295,898
Total fixed maturities, available for sale	$11,566,930	$(323)	$494,103	$(18,911)	$12,041,799

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
The following table provides the amortized cost and fair values of the Company's fixed maturities classified as held to maturity:

	Amortized cost	Allowance for expected credit losses	Net carrying value	Gross unrealized gains	Gross unrealized losses	Fair value

At March 31, 2021
Held to maturity
ABS(1)	$404,690	$—	$404,690	$46	$(214)	$404,522
Total fixed maturities, held to maturity	$404,690	$—	$404,690	$46	$(214)	$404,522

(1)Asset-backed securities ("ABS") include debt tranched securities collateralized primarily by collateralized loan obligations ("CLOs").

On March 1, 2021, the Company transferred securities with total fair value of $405 million from fixed maturities, available for sale to fixed maturities, held to maturity. These securities, which the Company has the intent and ability to hold to maturity, were transferred in order to better align the accounting classification with their management strategy. The net unrealized gain at the date of the transfer, March 1, 2021, continues to be reported in the carrying value of the transferred securities and is amortized over the remaining life of the securities using the effective yield method.

Fixed maturities, held to maturity of $405 million at March 31, 2021 were presented net of an allowance for expected credit losses. The Company's ABS, held to maturity consist of CLO debt tranched securities. The Company uses a scenario-based approach to review its CLO debt portfolio and reviews subordination levels of these securities to determine their ability to absorb credit losses of the underlying collateral. If losses are forecast to be below the subordination level for a tranche held by the Company, the security is determined not to have a credit loss. At March 31, 2021, the allowance for credit losses expected to be recognized over the life of our ABS, held to maturity was $nil.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
Equity Securities

The following table provides the cost and fair values of the Company's equity securities:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
At March 31, 2021
Equity securities
Common stocks	$8,470	$1,682	$(435)	$9,717
Preferred stocks	5,519	1,430	—	6,949
Exchange-traded funds	182,544	87,184	(342)	269,386
Bond mutual funds	257,918	3,706	—	261,624
Total equity securities	$454,451	$94,002	$(777)	$547,676

At December 31, 2020
Equity securities
Common stocks	$10,810	$689	$(557)	$10,942
Preferred stocks	6,301	1,767	—	8,068
Exchange-traded funds	147,794	74,314	(390)	221,718
Bond mutual funds	256,839	20,878	—	277,717
Total equity securities	$421,744	$97,648	$(947)	$518,445

In the normal course of investing activities, the Company actively manages allocations to non-controlling tranches of structured securities which are variable interests issued by Variable Interest Entities ("VIEs"). These structured securities include RMBS, CMBS and ABS.

The Company also invests in limited partnerships which represent 64% of the Company's other investments. The investments in limited partnerships include hedge funds, direct lending funds, private equity funds and real estate funds as well as CLO equity tranched securities, which are variable interests issued by VIEs (refer to Note 3(c) 'Other Investments'). The Company does not have the power to direct the activities that are most significant to the economic performance of these VIEs therefore the Company is not the primary beneficiary of these VIEs.

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

The table below provides the contractual maturities of fixed maturities classified as available for sale:

	Amortized cost	Fair value	% of Total fair value

At March 31, 2021
Maturity
Due in one year or less	$584,411	$593,485	5.0%
Due after one year through five years	4,361,986	4,482,143	38.2%
Due after five years through ten years	2,324,428	2,363,912	20.2%
Due after ten years	236,654	236,398	2.0%
	7,507,479	7,675,938	65.4%
Agency RMBS	1,186,277	1,208,494	10.3%
CMBS	1,227,004	1,274,049	10.9%
Non-agency RMBS	163,617	167,169	1.4%
ABS	1,396,130	1,402,961	12.0%
Total	$11,480,507	$11,728,611	100.0%

At December 31, 2020
Maturity
Due in one year or less	$436,287	$444,527	3.6%
Due after one year through five years	4,165,696	4,335,219	36.0%
Due after five years through ten years	2,344,859	2,489,050	20.7%
Due after ten years	258,654	273,025	2.3%
	7,205,496	7,541,821	62.6%
Agency RMBS	1,244,727	1,286,209	10.7%
CMBS	1,268,273	1,353,587	11.2%
Non-agency RMBS	136,198	140,104	1.2%
ABS	1,712,236	1,720,078	14.3%
Total	$11,566,930	$12,041,799	100.0%

ABS classified as held to maturity with a net carrying value of $405 million (2020: $nil) do not have a single maturity date and cannot be allocated over several maturity groupings.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
 Gross Unrealized Losses

The following table summarizes fixed maturities available for sale in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

At March 31, 2021
Fixed maturities, available for sale
U.S. government and agency	$—	$—	$973,758	$(14,899)	$973,758	$(14,899)
Non-U.S. government	2,257	(485)	156,529	(2,941)	158,786	(3,426)
Corporate debt	62,713	(1,576)	1,036,713	(24,881)	1,099,426	(26,457)
Agency RMBS	154	(4)	447,303	(7,381)	447,457	(7,385)
CMBS	18,422	(140)	133,199	(3,401)	151,621	(3,541)
Non-agency RMBS	6,153	(478)	59,008	(405)	65,161	(883)
ABS	95,782	(1,537)	241,242	(1,325)	337,024	(2,862)
Municipals	—	—	80,414	(1,539)	80,414	(1,539)
Total fixed maturities, available for sale	$185,481	$(4,220)	$3,128,166	$(56,772)	$3,313,647	$(60,992)

At December 31, 2020
Fixed maturities, available for sale
U.S. government and agency	$—	$—	$251,606	$(1,759)	$251,606	$(1,759)
Non-U.S. government	16,115	(262)	3,652	(166)	19,767	(428)
Corporate debt	63,640	(2,244)	233,970	(4,114)	297,610	(6,358)
Agency RMBS	6,580	(20)	78,672	(668)	85,252	(688)
CMBS	19,736	(1,012)	70,656	(1,272)	90,392	(2,284)
Non-agency RMBS	5,109	(598)	9,558	(80)	14,667	(678)
ABS	325,436	(4,011)	360,402	(2,674)	685,838	(6,685)
Municipals	—	—	11,881	(31)	11,881	(31)
Total fixed maturities, available for sale	$436,616	$(8,147)	$1,020,397	$(10,764)	$1,457,013	$(18,911)

Fixed Maturities

At March 31, 2021, 1,553 fixed maturities (2020: 719) were in an unrealized loss position of $61 million (2020: $19 million), of which $5 million (2020: $7 million) was related to securities below investment grade or not rated.

At March 31, 2021, 205 fixed maturities (2020: 249) had been in a continuous unrealized loss position for twelve months or greater and had a fair value of $185 million (2020: $437 million).

The unrealized losses of $61 million (2020: $19 million) were due to non-credit factors and were expected to be recovered as the related securities approach maturity.

At March 31, 2021, the Company did not intend to sell the securities in an unrealized loss position and it is more likely than not that the Company will not be required to sell these securities before the anticipated recovery of their amortized costs.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
b) Mortgage Loans

The following table provides details of the Company's mortgage loans, held for investment:

	March 31, 2021		December 31, 2020
	Carrying value	% of Total	Carrying value	% of Total

Mortgage loans, held for investment:
Commercial	$629,576	100%	$593,290	100%
Total mortgage loans, held for investment	$629,576	100%	$593,290	100%

The primary credit quality indicator for commercial mortgage loans is the debt service coverage ratio which compares a property’s net operating income to amounts needed to service the principal and interest due under the loan (generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss) and the loan-to-value ratio which compares the unpaid principal balance of the loan to the estimated fair value of the underlying collateral (generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss). The debt service coverage ratio and loan-to-value ratio, as well as the values utilized in calculating these ratios, are updated annually, on a rolling basis.

The Company has a high quality mortgage loan portfolio with a weighted average debt service coverage ratio of 2.4x (2020: 2.4x) and a weighted average loan-to-value ratio of 60% (2020: 60%). At March 31, 2021, there are no credit losses or past due amounts associated with the commercial mortgage loans held by the Company.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
c) Other Investments

The following tables provide a summary of the Company's other investments, together with additional information relating to the liquidity of each category:

	Fair value		Redemption frequency (if currently eligible)	Redemption notice period

At March 31, 2021
Long/short equity funds	$19,033	2%	Annually	60 days
Multi-strategy funds	106,971	14%	Quarterly, Semi-annually	60-95 days
Direct lending funds	279,324	35%	Quarterly(1)	90 days
Private equity funds	153,515	19%	n/a	n/a
Real estate funds	163,635	21%	Quarterly(2)	45 days
CLO-Equities	6,269	1%	n/a	n/a
Other privately held investments	61,783	8%	n/a	n/a
Overseas deposits	—	—%	n/a	n/a
Total other investments	$790,530	100%

At December 31, 2020
Long/short equity funds	$25,300	3%	Annually	60 days
Multi-strategy funds	121,420	15%	Quarterly, Semi-annually	60-95 days
Direct lending funds	272,131	33%	Quarterly(1)	90 days
Private equity funds	124,706	15%	n/a	n/a
Real estate funds	164,250	20%	Quarterly(2)	45 days
CLO-Equities	6,173	1%	n/a	n/a
Other privately held investments	70,011	8%	n/a	n/a
Overseas deposits	45,165	5%	n/a	n/a
Total other investments	$829,156	100%

n/a - not applicable
(1) Applies to one fund with a fair value of $38 million (2020: $38 million).
(2) Applies to one fund with a fair value of $66 million (2020: $61 million).

Two common redemption restrictions which may impact the Company's ability to redeem hedge funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund's net assets which may otherwise hinder the general partner or investment manager's ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During the three months ended March 31, 2021 and 2020, neither of these restrictions impacted the Company's redemption requests. At March 31, 2021, $19 million (2020: $25 million), representing 15% (2020: 17%) of total hedge funds, relate to holdings where the Company is still within the lockup period. The expiration of these lockup periods range from April 2021 to March 2022.

At March 31, 2021, the Company had $187 million (2020: $151 million) of unfunded commitments as a limited partner in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from five to fifteen years and the General Partners of certain funds have the option to extend the term by up to three years.
At March 31, 2021, the Company had $20 million (2020: $20 million) of unfunded commitments as a limited partner in multi-strategy hedge funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until after the completion of the funds' investment term. These funds have investment terms ranging from two years to the dissolution of the underlying fund.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
At March 31, 2021, the Company had $191 million (2020: $201 million) of unfunded commitments as a limited partner in funds which invest in real estate and real estate securities and businesses. These funds include an open-ended fund and funds with investment terms ranging from seven years to the dissolution of the underlying fund.
At March 31, 2021, the Company had $137 million (2020: $166 million) of unfunded commitments as a limited partner in private equity funds. The life of the funds is subject to the dissolution of the underlying funds. The Company expects the overall holding period to be over five years.

During 2015, the Company made a $50 million commitment as a limited partner of a bank revolver opportunity fund. The fund has an investment term of seven years and the General Partners have the option to extend the term by up to two years. At March 31, 2021, this commitment remains unfunded. It is not anticipated that the full amount of this fund will be drawn.

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

e) Net Investment Income

Net investment income was derived from the following sources:

	Three months ended March 31,
	2021	2020

Fixed maturities	$69,470	$89,943
Other investments	41,833	(2,120)
Equity securities	2,498	2,125
Mortgage loans	4,187	4,053
Cash and cash equivalents	2,336	4,930
Short-term investments	133	1,498
Gross investment income	120,457	100,429
Investment expenses	(6,292)	(7,328)
Net investment income	$114,165	$93,101

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
f) Net Investment Gains (Losses)

The following table provides an analysis of net investment gains (losses):

	Three months ended March 31,
	2021	2020

Gross realized investment gains
Fixed maturities and short-term investments	$50,170	$39,931
Equity securities	569	1,920
Gross realized investment gains	50,739	41,851
Gross realized investment losses
Fixed maturities and short-term investments	(19,368)	(22,766)
Equity securities	(89)	(2,682)
Gross realized investment losses	(19,457)	(25,448)
Allowance for expected credit losses	89	(20,019)
Impairment losses(1)	—	(1,190)
Change in fair value of investment derivatives(2)	1,749	3,162
Net unrealized gains (losses) on equity securities	(3,475)	(61,233)
Net investment gains (losses)	$29,645	$(62,877)

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
(2) Refer to Note 5 'Derivative Instruments'.

The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale:

	Three months ended March 31,
	2021	2020

Balance at beginning of period	$323	$—
Expected credit losses on securities where credit losses were not previously recognized	63	20,019
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	(105)	—
Impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—
Securities sold/redeemed/matured	(47)	—
Balance at end of period	$234	$20,019

g) Reverse Repurchase Agreements

At March 31, 2021, the Company held $46 million (2020: $91 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents in the Company's consolidated balance sheets. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, the Company receives principal and interest income. The Company monitors the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction.

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

Derivative Instruments

Derivative instruments include foreign exchange forward contracts that are customized to the Company's economic hedging strategies and trade in the over-the-counter derivative market. The fair values of these derivatives are determined using a market approach valuation technique based on significant observable market inputs from third-party pricing vendors, non-binding broker-dealer quotes and/or recent trading activity. As the significant inputs used to price these derivatives are observable market inputs, the fair values of these derivatives are classified as Level 2.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The tables below present the financial instruments measured at fair value on a recurring basis for the periods indicated:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At March 31, 2021
Assets
Fixed maturities, available for sale
U.S. government and agency	$2,121,183	$65,910	$—	$—	$2,187,093
Non-U.S. government	—	714,721	—	—	714,721
Corporate debt	—	4,492,873	2,405	—	4,495,278
Agency RMBS	—	1,208,494	—	—	1,208,494
CMBS	—	1,273,144	905	—	1,274,049
Non-agency RMBS	—	167,169	—	—	167,169
ABS	—	1,395,786	7,175	—	1,402,961
Municipals	—	278,846	—	—	278,846
	2,121,183	9,596,943	10,485	—	11,728,611
Equity securities
Common stocks	9,717	—	—	—	9,717
Preferred stocks	6,949	—	—	—	6,949
Exchange-traded funds	269,386	—	—	—	269,386
Bond mutual funds	—	261,624	—	—	261,624
	286,052	261,624	—	—	547,676
Other investments
Hedge funds (1)	—	—	—	126,004	126,004
Direct lending funds	—	—	—	279,324	279,324
Private equity funds	—	—	—	153,515	153,515
Real estate funds	—	—	—	163,635	163,635
CLO-Equities	—	—	6,269	—	6,269
Other privately held investments	—	—	61,783	—	61,783
Overseas deposits	—	—	—	—	—
	—	—	68,052	722,478	790,530
Short-term investments	—	185,699	—	—	185,699
Other assets
Derivative instruments (refer to Note 5)	—	3,254	—	—	3,254
Total Assets	$2,407,235	$10,047,520	$78,537	$722,478	$13,255,770
Liabilities
Derivative instruments (refer to Note 5)	$—	$19,705	$8,462	$—	$28,167
Cash settled awards (refer to Note 8)	—	4,626	—	—	4,626
Total Liabilities	$—	$24,331	$8,462	$—	$32,793

(1) Includes Long/short equity and Multi-strategy funds.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At December 31, 2020
Assets
Fixed maturities, available for sale
U.S. government and agency	$1,861,240	$57,459	$—	$—	$1,918,699
Non-U.S. government	—	671,273	—	—	671,273
Corporate debt	—	4,653,447	2,504	—	4,655,951
Agency RMBS	—	1,286,209	—	—	1,286,209
CMBS	—	1,351,847	1,740	—	1,353,587
Non-agency RMBS	—	140,104	—	—	140,104
ABS	—	1,709,413	10,665	—	1,720,078
Municipals	—	295,898	—	—	295,898
	1,861,240	10,165,650	14,909	—	12,041,799
Equity securities
Common stocks	$10,942	$—	$—	$—	$10,942
Preferred stocks	8,068	—	—	—	8,068
Exchange-traded funds	221,718	—	—	—	221,718
Bond mutual funds	—	277,717	—	—	277,717
	240,728	277,717	—	—	518,445
Other investments
Hedge funds (1)	—	—	—	146,720	146,720
Direct lending funds	—	—	—	272,131	272,131
Private equity funds	—	—	—	124,706	124,706
Real estate funds	—	—	—	164,250	164,250
CLO-Equities	—	—	6,173	—	6,173
Other privately held investments	—	—	70,011	—	70,011
Overseas deposits	—	45,165	—	—	45,165
	—	45,165	76,184	707,807	829,156
Short-term investments	—	161,897	—	—	161,897
Other assets
Derivative instruments (refer to Note 5)	—	18,875	—	—	18,875
Total Assets	$2,101,968	$10,669,304	$91,093	$707,807	$13,570,172
Liabilities
Derivative instruments (refer to Note 5)	$—	$2,364	$9,122	$—	$11,486
Cash settled awards (refer to Note 8)	—	13,273	—	—	13,273
Total Liabilities	$—	$15,637	$9,122	$—	$24,759

(1) Includes Long/short equity and Multi-strategy funds.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The following table quantifies the significant unobservable inputs used in estimating fair values at March 31, 2021 of investments classified as Level 3 in the fair value hierarchy:

	Fair value	Valuation technique	Unobservable input	Range	Weighted average

Other investments - CLO-Equities	$6,269	Discounted cash flow	Default rates	4.5%	4.5%
			Loss severity rate	50.0%	50.0%
			Collateral spreads	3.0%	3.0%
			Estimated maturity dates	5 years	5 years

Other investments - Other privately held investments	$21,643	Discounted cash flow	Discount rate	1.3%	1.3%
			Default rate	0.5%	0.5%
			Loss absorption yield	1.0%	1.0%
			Estimated maturity date	5 years	5 years

Derivatives - Other underwriting-related derivatives	$(8,462)	Discounted cash flow	Discount rate	0.9%	0.9%

Note: Fixed maturities of $10 million that are classified as Level 3 are excluded from the above table as these securities are priced using broker-dealer quotes. In addition, other privately held investments of $40 million that are classified as Level 3 are excluded from the above table as these investments are priced using capital statements received from investee companies.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The following tables present changes in Level 3 for financial instruments measured at fair value on a recurring basis:

	Opening balance	Transfers into Level 3	Transfers out of Level 3	Included in net income(1)	Included in OCI (2)	Purchases	Sales	Settlements/ distributions	Closing balance	Change in unrealized gains/(losses) (3)

Three months ended March 31, 2021
Fixed maturities, available for sale
Corporate debt	$2,504	$—	$—	$—	$(99)	$—	$—	$—	$2,405	$—
CMBS	1,740	—	—	—	14	—	—	(849)	905	—
Non-agency RMBS	—	—	—	—	—	—	—	—	—	—
ABS	10,665	6,184	(9,203)	—	29	—	—	(500)	7,175	—
	14,909	6,184	(9,203)	—	(56)	—	—	(1,349)	10,485	—
Other investments
CLO-Equities	6,173	—	—	570	—	—	—	(474)	6,269	570
Other privately held investments	70,011	—	—	18,479	—	273	(26,980)	—	61,783	1,098
	76,184	—	—	19,049	—	273	(26,980)	(474)	68,052	1,668
Total assets	$91,093	$6,184	$(9,203)	$19,049	$(56)	$273	$(26,980)	$(1,823)	$78,537	$1,668

Other liabilities
Derivative instruments	$9,122	$—	$—	$(660)	$—	$—	$—	$—	$8,462	$(660)
Total liabilities	$9,122	$—	$—	$(660)	$—	$—	$—	$—	$8,462	$(660)

	Opening balance	Transfers into Level 3	Transfers out of Level 3	Included in net income(1)	Included in OCI (2)	Purchases	Sales	Settlements/ distributions	Closing balance	Change in unrealized gains/(losses)(3)

Three months ended March 31, 2020
Fixed maturities, available for sale
Corporate debt	$2,297	$—	$—	$—	$(52)	$—	$—	$—	$2,245	$—
CMBS	5,235	—	—	—	(293)	—	—	(571)	4,371	—
Non-agency RMBS	—	9,185	—	—	—	—	—	—	9,185	—
ABS	489	—	—	—	(153)	—	—	—	336	—
	8,021	9,185	—	—	(498)	—	—	(571)	16,137	—
Other investments
CLO-Equities	14,328	—	—	(847)	—	—	—	(688)	12,793	(847)
Other privately held investments	36,934	—	—	80	—	427	—	—	37,441	80
	51,262	—	—	(767)	—	427	—	(688)	50,234	(767)
Total assets	$59,283	$9,185	$—	$(767)	$(498)	$427	$—	$(1,259)	$66,371	$(767)

Other liabilities
Derivative instruments	$9,672	$—	$—	$10,492	$—	$—	$—	$—	$20,164	$10,492
Total liabilities	$9,672	$—	$—	$10,492	$—	$—	$—	$—	$20,164	$10,492

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
Transfers into Level 3 from Level 2

The transfers into Level 3 from Level 2 during the three months ended March 31, 2021 and 2020 were primarily due to the lack of observable market inputs and multiple quotes from pricing vendors and broker-dealers for certain fixed maturities.

Transfers out of Level 3 into Level 2

The transfers out of Level 3 into Level 2 during the three months ended March 31, 2021 were primarily due to the availability of observable market inputs and multiple quotes from pricing vendors for certain fixed maturities. There were no transfers out of Level 3 into Level 2 during the three months ended March 31, 2020.

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

For hedge funds, direct lending funds, private equity funds and real estate funds, valuation statements are typically released on a reporting lag. Therefore, the Company estimates the fair value of these funds by starting with the most recent fund valuations and adjusting for capital calls, redemptions, drawdowns and distributions. Return estimates are not available from the relevant fund managers for these funds, therefore the Company typically has a reporting lag in its fair value measurements of these funds. At March 31, 2021 and December 31, 2020 all funds measured at fair value using NAVs are reported on a lag.

The Company often does not have access to financial information relating to the underlying securities held within the funds, therefore, management is unable to corroborate the fair values placed on the securities underlying the asset valuations provided by fund managers or fund administrators. In order to assess the reasonableness of the NAVs, the Company performs a number of monitoring procedures on a quarterly basis, to assess the quality of the information provided by fund managers and fund administrators. These procedures include, but are not limited to, regular review and discussion of each fund's performance with its manager, regular evaluation of fund performance against applicable benchmarks and the backtesting of the Company's fair value estimates against subsequently received NAVs. Backtesting involves comparing the Company's previously reported fair values for each fund against NAVs per audited financial statements (for year-end values) and final NAVs from fund managers and fund administrators (for interim values).

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
At March 31, 2021, the carrying values of cash and cash equivalents including restricted amounts, accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated fair values due to their short maturities. As these financial instruments are not actively traded, their fair values are classified as Level 2.

At March 31, 2021, the Company's ABS fixed maturities held to maturity, were recorded at amortized cost with a carrying value of $405 million (2020: $nil) and a fair value of $405 million (2020: $nil). The fair values of these securities are determined using a model which uses prepayment speeds and spreads sourced primarily from the new issue market. As the significant inputs used to price these securities are observable market inputs, their fair values are classified as Level 2.

At March 31, 2021, the carrying value of mortgage loans, held for investment, approximated fair value. The fair values of mortgage loans are primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk or are determined from pricing for similar loans. As mortgage loans are not actively traded, their fair values are classified as Level 3.

At March 31, 2021, the Company's debt was recorded at amortized cost with a carrying value of $1,310 million (2020: $1,310 million) and a fair value of $1,425 million (2020: $1,485 million). The fair value of the Company's debt is based on prices obtained from a third-party pricing service and is determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As the yields for the risk-free yield curve and the spreads are observable market inputs, the fair value of the Company's debt is classified as Level 2.

5.    DERIVATIVE INSTRUMENTS

The following table provides the balance sheet classifications of derivatives recorded at fair value:

	March 31, 2021			December 31, 2020
	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)

Relating to investment portfolio:
Foreign exchange forward contracts	$313,081	$3,026	$198	$105,781	$2	$2,364
Relating to underwriting portfolio:
Foreign exchange forward contracts	1,159,353	228	19,507	1,197,012	18,873	—
Other underwriting-related contracts	75,000	—	8,462	75,000	—	9,122
Total derivatives		$3,254	$28,167		$18,875	$11,486

(1)Derivative assets and derivative liabilities are classified within other assets and other liabilities in the consolidated balance sheets.

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

The following table provides a reconciliation of gross derivative assets and liabilities to the net amounts presented in the consolidated balance sheets, with the difference being attributable to the impact of master netting agreements:

	March 31, 2021			December 31, 2020
	Gross amounts	Gross amounts offset	Net amounts(1)	Gross amounts	Gross amounts offset	Net amounts(1)

Derivative assets	$5,557	$(2,303)	$3,254	$27,765	$(8,890)	$18,875
Derivative liabilities	$30,470	$(2,303)	$28,167	$20,376	$(8,890)	$11,486

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.    DERIVATIVE INSTRUMENTS (CONTINUED)
The following table provides the total unrealized and realized gains (losses) recognized in net income for derivatives not designated as hedges:

	Consolidated statement of operations line item that includes gain (loss) recognized in net income	Three months ended March 31,
		2021	2020

Relating to investment portfolio:
Foreign exchange forward contracts	Net investment gains (losses)	$1,749	$3,162
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange gains (losses)	(26,056)	(690)
Other underwriting-related contracts	Other insurance related income (losses)	661	(10,201)
Total		$(23,646)	$(7,729)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES

Reserve Roll-Forward

The following table presents a reconciliation of the Company's beginning and ending gross reserve for losses and loss expenses and net reserves for unpaid losses and loss expenses:

	Three months ended March 31,
	2021	2020

Gross reserve for losses and loss expenses, beginning of period	$13,926,766	$12,752,081
Less reinsurance recoverable on unpaid losses and loss expenses, beginning of period	(4,496,641)	(3,877,756)
Net reserve for unpaid losses and loss expenses, beginning of period	9,430,125	8,874,325

Net incurred losses and loss expenses related to:
Current year	720,035	914,186
Prior years	(5,317)	(6,113)
	714,718	908,073

Net paid losses and loss expenses related to:
Current year	(26,944)	(19,081)
Prior years	(666,139)	(652,014)
	(693,083)	(671,095)

Foreign exchange and other	40,282	(130,609)

Net reserve for unpaid losses and loss expenses, end of period	9,492,042	8,980,694
Reinsurance recoverable on unpaid losses and loss expenses, end of period	4,533,232	4,101,579
Gross reserve for losses and loss expenses, end of period	$14,025,274	$13,082,273

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
The Company writes business with loss experience generally characterized as low frequency and high severity in nature, which can result in volatility in its financial results. During the three months ended March 31, 2021, the Company recognized catastrophe and weather-related losses, net of reinstatement premiums of $110 million (2020: $300 million).
At March 31, 2021, foreign exchange and other included a reduction in reinsurance recoverable on unpaid losses of $49 million related to the Reinsurance to Close of the 2018 year of account of Syndicate 2007.

Estimates for Significant Catastrophe Events

At March 31, 2021, net reserves for losses and loss expenses included estimated amounts for numerous catastrophe events. The magnitude and complexity of losses arising from certain of these events inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at estimated net reserves for losses and loss expenses. These events include the U.S. Winter Storms Uri and Viola in 2021, the COVID-19 pandemic, Hurricanes Laura, Sally, Zeta and Delta, the Midwest derecho and wildfires across the West Coast of the United States in 2020, Japanese Typhoons Hagibis, Faxai and Tapah, Hurricane Dorian and the Australia Wildfires in 2019 and Hurricanes Michael and Florence, California Wildfires and Typhoon Jebi in 2018. As a result, actual losses for these events may ultimately differ materially from current estimates.

Prior Year Reserve Development

The Company's net favorable prior year reserve development arises from changes to estimates of losses and loss expenses related to loss events that occurred in previous calendar years. The following table presents net prior year reserve development by segment:

	Three months ended March 31,
	2021	2020
	Favorable (Adverse)	Favorable (Adverse)

Insurance	$1,505	$3,832
Reinsurance	3,812	2,281
Total	$5,317	$6,113

The following sections provide further details on net prior year reserve development by segment, reserving class and accident year.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
Insurance Segment:

The following table maps lines of business to reserve classes and the expected claim tails:

Insurance segment
Reserve class and tail

	Property and other	Marine	Aviation	Credit and political risk	Professional lines	Liability

	Short	Short	Short/Medium	Medium	Medium	Long

Reported lines of business
Property	X
Marine		X
Terrorism	X
Aviation			X
Credit and political risk				X
Professional lines					X
Liability						X
Accident and health	X
Discontinued lines - Novae	X				X	X

Prior year reserve development by reserve class was as follows:

	Three months ended March 31,
	2021	2020
	Favorable (Adverse)	Favorable (Adverse)

Property and other	$15,391	$12,491
Marine	11,875	(2,202)
Aviation	1,035	3,991
Credit and political risk	(5,371)	(916)
Professional lines	(14,593)	(5,087)
Liability	(6,832)	(4,445)
Total	$1,505	$3,832

For the three months ended March 31, 2021, we recognized $2 million of net favorable prior year reserve development, the principal components of which were:
•$15 million of net favorable prior year reserve development on property and other business primarily due to better than expected loss emergence attributable to the 2017, 2019 and 2020 catastrophe events.
•$12 million of net favorable prior year reserve development on marine business primarily due better than expected loss emergence attributable to cargo and energy offshore books of business mainly related to the 2017 and 2020 accident years.
•$15 million of net adverse prior year reserve development on professional lines business primarily due to reserve strengthening within the commercial management solutions, European program and European management liability solutions books of business mainly related to the 2018 accident year.
•$7 million of net adverse prior year reserve development on liability business primarily due to reserve strengthening within the program book of business mainly related to the 2018 accident year.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
For the three months ended March 31, 2020, we recognized $4 million of net favorable prior year reserve development, the principal components of which were:
•$12 million of net favorable prior year reserve development on property and other business primarily due to better than expected loss emergence attributable to the 2017 and 2018 catastrophe events.
•$5 million of net adverse prior year reserve development on professional lines business primarily due to reserve strengthening related to the 2016 and 2017 accident years.

Reinsurance Segment:

The following table maps lines of business to reserve classes and the expected claim tails:

Reinsurance segment
Reserve class and tail

	Property and other	Credit and surety	Professional lines	Motor	Liability

	Short	Medium	Medium	Long	Long

Reported lines of business
Catastrophe	X
Property	X
Credit and surety		X
Professional lines			X
Motor				X
Liability					X
Engineering	X
Agriculture	X
Marine and aviation	X
Accident and health	X
Discontinued lines - Novae	X			X	X

Prior year reserve development by reserve class was as follows:

	Three months ended March 31,
	2021	2020

Property and other	$969	$(3,905)
Credit and surety	(4,939)	4,854
Professional lines	(2,204)	5,162
Motor	17,140	13,085
Liability	(7,154)	(16,915)
Total	$3,812	$2,281

For the three months ended March 31, 2021, we recognized $4 million of net favorable prior year reserve development, the principal components of which were:
•$17 million of net favorable prior year reserve development on motor business primarily due to non-proportional treaty business related to several accident years.
•$7 million of net adverse prior year reserve development on liability business primarily due to an increase in the loss estimate attributable to a specific large loss related to the 2017 accident year.
•$5 million of net adverse prior year reserve development on credit and surety business primarily due to an increase in the loss estimate attributable to a specific large loss related to the 2020 accident year.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
For the three months ended March 31, 2020, we recognized $2 million of net favorable prior year reserve development, the principal components of which were:
•$13 million of net favorable prior year reserve development on motor business primarily due to non-proportional treaty business related to 2014 and prior accident years.
•$5 million of net favorable prior year reserve development on professional lines business reflecting generally favorable experience on older accident years as the Company continued to transition to more experience based actuarial methods.
•$5 million of net favorable prior year reserve development on credit and surety business primarily due to better than expected loss emergence related to the 2016 accident year.
•$17 million of net adverse prior year development on liability business primarily due to reserve strengthening within the European proportional and non-proportional books of business and the U.S. proportional book of business related to the 2016 and 2017 accident years.
7.    EARNINGS PER COMMON SHARE
The following table presents a comparison of earnings (loss) per common share and earnings (loss) per diluted common share:

	Three months ended March 31,
	2021	2020

Earnings (loss) per common share
Net income (loss)	$123,300	$(177,827)
Less: Preferred share dividends	7,563	7,563
Net income (loss) available (attributable) to common shareholders	115,737	(185,390)
Weighted average common shares outstanding	84,514	84,094
Earnings (loss) per common share	$1.37	$(2.20)

Earnings (loss) per diluted common share
Net income (loss) available (attributable) to common shareholders	$115,737	$(185,390)

Weighted average common shares outstanding	84,514	84,094
Share-based compensation plans(1)	451	—
Weighted average diluted common shares outstanding	84,965	84,094

Earnings (loss) per diluted common share	$1.36	$(2.20)

Weighted average anti-dilutive shares excluded from the dilutive computation	1,697	806

(1) Due to the net loss attributable to common shareholders recognized for the three months ended March 31, 2020, the share equivalents were anti-dilutive.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.    SHARE-BASED COMPENSATION
Performance Restricted Stock Units

Performance Restricted Stock Units granted in 2021
Performance restricted stock units granted in 2021 include a market condition which is the Company’s total shareholder return relative to its peer group ("Relative TSR") over the performance period. Relative TSR is calculated in accordance with the terms of the applicable award agreement. If performance goals are achieved, these awards will cliff vest at the end of a three year performance period within a range of 0% to 200% of target. Performance restricted stock units granted in 2021 were share-settled awards.

Valuation assumptions

The fair value of performance restricted stock units granted in 2021 was measured on the grant date using a Monte Carlo simulation model.

The following table provides details of the inputs used in the Monte Carlo simulation model:

Three months ended March 31,	2021

Expected volatility	32.99%
Expected term (in years)	3.0
Expected dividend yield	n/a
Risk-free interest rate	0.17%

Beginning share price: The beginning share price is based on the average closing share price over the 10 trading days preceding and including the start of the performance period

Ending share price: The ending share price is based on the average closing share price over the 10 trading days preceding and including the end of the performance period.

Expected volatility: The expected volatility is estimated based on the Company's historical share price volatility.

Expected term: Performance is measured from January 1, 2021 to December 31, 2023

Expected dividend yield: The expected dividend yield is not applicable to the performance restricted stock units as dividends are paid at the end of the vesting period and do not affect the value of the performance restricted stock units.

Risk-free interest rate: The risk free rate is estimated based on the yield on a U.S. treasury zero-coupon bond issued with a remaining term equal to the vesting period of the performance restricted stock units.

Compensation expense associated with performance restricted stock units granted in 2021 is determined on the grant date based on the fair value calculated by the Monte Carlo simulation model. The fair value of these awards is recognized on a straight-line basis over the requisite service period.

Performance Restricted Stock Units granted in 2020 and 2019
Performance restricted stock units granted in 2020 and 2019 include a market condition which is the Company’s total shareholder return relative to its peer group ("Relative TSR") over the performance period. Relative TSR is calculated in accordance with the terms of the applicable award agreement. If performance goals are achieved, these awards will cliff vest at the end of a three year performance period within a range of 75% to 125% of target. Performance restricted stock units granted in 2020 and 2019 were share-settled awards.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.    SHARE-BASED COMPENSATION (CONTINUED)
Compensation expense associated with performance restricted stock units granted in 2020 and 2019 is determined based on market value of the Company's common shares measured at the grant date. The fair value of these awards is recognized on a straight-line basis over the requisite service period and is subject to periodic adjustment based on the achievement of established performance criteria during the performance period.

Performance Restricted Stock Units granted in 2018
Performance restricted stock units granted in 2018 included a performance condition which was growth in the Company’s book value per diluted common share adjusted for dividends over three years compared to its peer group. Growth in book value per diluted common share adjusted for dividends was calculated in accordance with the terms of the applicable award agreements. Where performance goals were achieved, these awards cliff vested at the end of a three year performance period within a range of 0% to 200% of target. Performance restricted stock units granted in 2018 were share-settled awards.

Compensation expense associated with performance restricted stock units granted in 2018 was determined based on market value of the Company's common shares measured at the grant date. The fair value of these awards was recognized on a straight-line basis over the requisite service period and was subject to periodic adjustment based on the achievement of established performance criteria during the performance period.

Share-Settled Awards

The following table provides an activity summary of the Company's share-settled restricted stock units for the three months ended March 31, 2021:

	Share-Settled Performance Restricted Stock Units		Share-Settled Service Restricted Stock Units
	Number of restricted stock units	Weighted average grant date fair value	Number of restricted stock units	Weighted average grant date fair value

Non-vested restricted stock units - beginning of period	289	$55.92	1,501	$56.50
Granted	122	49.04	1,180	47.88
Vested	(66)	48.89	(523)	56.38
Forfeited	—	—	(20)	56.58
Non-vested restricted stock units - end of period	345	$54.84	2,138	$51.77

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.    SHARE-BASED COMPENSATION (CONTINUED)
Cash-Settled awards

The following table provides an activity summary of the Company's cash-settled restricted stock units for the three months ended March 31, 2021:

Cash-Settled Service Restricted Stock Units
Number of restricted stock units

Non-vested restricted stock units - beginning of period	471
Granted	—
Vested	(213)
Forfeited	(9)
Non-vested restricted stock units - end of period	248

The following table provides additional information related to share-based compensation:

Three months ended March 31,	2021	2020

Share-based compensation expense(1)	$12,339	$13,132
Tax benefits associated with share-based compensation expense	$1,771	$1,889
Liability for cash-settled restricted stock units(2)	$4,626	$5,711
Fair value of restricted stock units vested(3)	$39,981	$45,565
Unrecognized share-based compensation expense	$122,163	$111,909
Expected weighted average period associated with the recognition of unrecognized share-based compensation expense	3.0 years	2.8 years

(1) Related to share-settled restricted stock units and cash-settled restricted stock units.
(2) Included in other liabilities in the consolidated balance sheets.
(3) Fair value is based on the closing price of the Company's common shares on the vest date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.    SHAREHOLDERS' EQUITY
The following table presents changes in common shares issued and outstanding:

	Three months ended March 31,
	2021	2020

Shares issued, balance at beginning of period	176,580	176,580
Shares issued	—	—
Total shares issued at end of period	176,580	176,580

Treasury shares, balance at beginning of period	(92,227)	(92,621)
Shares repurchased	(189)	(150)
Shares reissued	589	489
Total treasury shares at end of period	(91,827)	(92,282)

Total shares outstanding	84,753	84,298

Treasury Shares
The following table presents common shares repurchased from shares held in Treasury:

	Three months ended March 31,
	2021	2020

In the open market:
Total shares	—	—
Total cost	$—	$—
Average price per share(1)	$—	$—

From employees:(2)
Total shares	189	150
Total cost	$9,380	$8,492
Average price per share(1)	$49.73	$56.43

Total shares repurchased:
Total shares	189	150
Total cost	$9,380	$8,492
Average price per share(1)	$49.73	$56.43

(1) Calculated using whole numbers.
(2)  Shares are repurchased from employees to satisfy withholding tax liabilities related to the vesting of share-settled restricted stock units.
Dividends
The following table presents dividends declared and paid related to the Company's common and preferred shares:

	Per share data
	Dividends declared	Dividends paid in period of declaration	Dividends paid in period following declaration

Three months ended March 31, 2021
Common shares	$0.42	$—	$0.42
Series E preferred shares	$34.38	$—	$34.38

Three months ended March 31, 2020
Common shares	$0.41	$—	$0.41
Series E preferred shares	$34.38	$—	$34.38

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.    DEBT AND FINANCING ARRANGEMENTS
a)Letters of Credit

Effective March 31, 2021, certain of AXIS Capital’s operating subsidiaries (the "Participating Subsidiaries") amended their existing $750 million secured letter of credit facility to: (i) extend the expiration date of the $250 million secured letter of credit facility to March 31, 2022, with each letter of credit provided pursuant to such credit facility having a tenor not to extend beyond March 31, 2023; (ii) reduce the utilization capacity available under the $250 million secured letter of credit facility to $150 million, reducing the maximum aggregate utilization capacity of the credit facility from $750 million to $650 million; and (iii) make administrative changes to the remaining $500 million secured letter of credit facility.

Letters of credit issued under the secured letter of credit facility are principally used to support the reinsurance obligations of the Participating Subsidiaries. The Participating Subsidiaries are subject to certain covenants, including the requirement to maintain sufficient collateral to cover the obligations outstanding under the facilities. Such obligations include contingent reimbursement obligations for outstanding letters of credit and fees payable to Citibank Europe plc. In the event of default, Citibank Europe plc may exercise certain remedies, including the exercise of control over pledged collateral and the termination facility to any or all of the Participating Subsidiaries.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12.    OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the tax effects allocated to each component of other comprehensive income (loss):

	2021			2020
	Before tax amount	Income tax (expense) benefit	Net of tax amount	Before tax amount	Income tax (expense) benefit	Net of Tax Amount

Three months ended March 31,
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	$(196,066)	$24,235	$(171,831)	$(260,758)	$17,796	$(242,962)
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	47	—	47	(18,125)	1,535	(16,590)
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	(30,876)	1,877	(28,999)	4,126	1,522	5,648
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(226,895)	26,112	(200,783)	(274,757)	20,853	(253,904)
Foreign currency translation adjustment	1,249	—	1,249	(7,725)	—	(7,725)
Total comprehensive income (loss)	$(225,646)	$26,112	$(199,534)	$(282,482)	$20,853	$(261,629)

The following table presents details of amounts reclassified from accumulated other comprehensive income ("AOCI") to net income (loss):

		Amount reclassified from AOCI(1)
AOCI Components	Consolidated statement of operations line item that includes reclassification adjustment	Three months ended March 31,
		2021	2020

Unrealized gains (losses) on available for sale investments
	Other realized gains (losses)	$30,876	$(2,936)
	Impairment losses	—	(1,190)
	Total before tax	30,876	(4,126)
	Income tax (expense) benefit	(1,877)	(1,522)
	Net of tax	$28,999	$(5,648)

(1)     Amounts in parentheses are charges to net income (loss).

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2021 and 2020 and our financial condition at March 31, 2021 and December 31, 2020. This should be read in conjunction with Item 1 'Consolidated Financial Statements' of this report and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020. Tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

FIRST QUARTER 2021 FINANCIAL HIGHLIGHTS

First Quarter 2021 Consolidated Results of Operations

•Net income available to common shareholders of $116 million, or $1.37 per common share, and $1.36 per diluted common share
•Operating income(1) of $83 million, or $0.97 per diluted common share(1)
•Gross premiums written of $2.5 billion
•Net premiums written of $1.8 billion
•Net premiums earned of $1.1 billion
•Pre-tax catastrophe and weather-related losses, net of reinsurance and reinstatement premiums, of $110 million (Insurance: $36 million and Reinsurance: $74 million), or 10.1 points on the current accident year loss ratio, primarily attributable to Winter Storms Uri and Viola, principally related to the state of Texas, and other weather-related events.
•Net favorable prior year reserve development of $5 million
•Underwriting income(2) of $40 million and combined ratio of 98.9%
•Net investment income of $114 million
•Net investment gains of $30 million
•Foreign exchange losses of $4 million
First Quarter 2021 Consolidated Financial Condition
•Total cash and investments of $15.6 billion; fixed maturities, cash and short-term securities comprise 89% of total cash and investments and have an average credit rating of AA-
•Total assets of $27.1 billion
•Reserve for losses and loss expenses of $14.0 billion and reinsurance recoverable on unpaid and paid losses and loss expenses of $5.0 billion
•Total debt of $1.3 billion and debt to total capital ratio(3) of 20.2%
•Common shareholders’ equity of $4.6 billion; book value per diluted common share of $53.03

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
We provide our clients and distribution partners with a broad range of risk transfer products and services, and meaningful capacity, backed by excellent financial strength. We manage our portfolio holistically, aiming to construct the optimum portfolio of risks, consistent with our risk appetite and the development of our franchise. We nurture an ethical, entrepreneurial, disciplined and diverse culture that promotes outstanding client service, intelligent risk taking and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a global leader in specialty risks. The execution of our business strategy for the first three months of 2021 included the following:

•implementing a global response strategy to help manage and mitigate the impact of COVID-19, spanning underwriting, investments, capital and liquidity, operations and employee welfare;

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

Rates, terms and conditions across virtually all insurance lines and geographies continued to see improvement through the first quarter of 2021. We expect many specialty segments will continue to experience further pricing improvements through the course of 2021 as carriers assess pricing adequacy, portfolio construction and account preferences. As insurance market conditions continue to improve, capacity and capital remains available and willing to support business across a broad range of return hurdles. In this market environment, we are focusing on those lines of business and market segments that are adequately priced, and we are trading off growth for profitability in other areas.

The reinsurance market is also experiencing an improvement in rates and terms and conditions. These improvements are due to a combination of pressures on the industry, including near-term drivers such as the failure of the industry to meet the cost of capital in the last four years, the increased frequency of natural catastrophe events, together with long term drivers such as the pressure on reserve adequacy levels, low interest rates and the looming uncertainty related to social inflation. Balanced with the case for change is the strong industry capitalization, which dampens the impact. We believe the improvements will translate into a healthier and more profitable market. This environment requires a combination of strong underwriting and portfolio management mixed with smart incremental growth where returns are attractive. We have repositioned our portfolio during the last several years and believe our business is well-positioned for the current market environment.

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

CONSOLIDATED RESULTS OF OPERATIONS

	Three months ended March 31,
	2021	% Change	2020

Underwriting revenues:
Gross premiums written	$2,535,481	4%	$2,431,158
Net premiums written	1,778,886	6%	1,679,044
Net premiums earned	1,103,722	1%	1,088,625
Other insurance related income (loss)	2,781	nm	(8,707)
Underwriting expenses:
Net losses and loss expenses	(714,718)	(21%)	(908,073)
Acquisition costs	(218,871)	(8%)	(238,650)
Underwriting-related general and administrative expenses(1)	(132,668)	2%	(129,962)
Underwriting income (loss)	$40,246		$(196,767)

Net investment income	114,165	23%	93,101
Net investment gains (losses)	29,645	nm	(62,877)
Corporate expenses(1)	(25,740)	(5%)	(27,098)
Foreign exchange (losses) gains	(4,113)	nm	61,683
Interest expense and financing costs	(15,571)	(34%)	(23,472)
Reorganization expenses	—	nm	982
Amortization of value of business acquired	(1,028)	(43%)	(1,799)
Amortization of intangible assets	(2,690)	(6%)	(2,870)
Income (loss) before income taxes and interest in income (loss) of equity method investments	134,914		(159,117)
Income tax (expense) benefit	(20,776)	nm	4,867
Interest in income (loss) of equity method investments	9,162	nm	(23,577)
Net income (loss)	$123,300		$(177,827)
Preferred share dividends	(7,563)	—%	(7,563)
Net income (loss) available (attributable) to common shareholders	$115,737		$(185,390)

nm – not meaningful - defined as a variance greater than +/-100%

(1)Underwriting-related general and administrative expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most comparable GAAP financial measure, also included corporate expenses of $25,740 and $27,098 for the three months ended March 31, 2021 and 2020, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for further details on corporate expenses. Refer also to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures Reconciliation' for further details.

Underwriting Revenues

Underwriting revenues by segment were as follows:

	Three months ended March 31,
	2021	% Change	2020

Gross premiums written:
Insurance	$1,103,198	17%	$940,715
Reinsurance	1,432,283	(4%)	1,490,443
Total gross premiums written	$2,535,481	4%	$2,431,158

Percent of gross premiums written ceded
Insurance	36%	(2 pts)	38%
Reinsurance	25%	(1 pts)	26%
Total percent of gross premiums ceded	30%	(1 pts)	31%

Net premiums written:
Insurance	$707,814	22%	$581,650
Reinsurance	1,071,072	(2%)	1,097,394
Total net premiums written	$1,778,886	6%	$1,679,044

Net premiums earned:
Insurance	$616,286	10%	$562,064
Reinsurance	487,436	(7%)	526,561
Total net premiums earned	$1,103,722	1%	$1,088,625

Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations - Results by Segment' for further details on underwriting revenues.

Underwriting Expenses

The components of the combined ratio were as follows:

	Three months ended March 31,
	2021	% Point Change	2020

Current accident year loss ratio excluding catastrophe and weather-related losses	55.1%	(2.0)	57.1%
Catastrophe and weather-related losses ratio	10.1%	(16.8)	26.9%
Current accident year loss ratio	65.2%	(18.8)	84.0%
Prior year reserve development ratio	(0.4%)	0.2	(0.6%)
Net losses and loss expenses ratio	64.8%	(18.6)	83.4%
Acquisition cost ratio	19.8%	(2.1)	21.9%
General and administrative expense ratio(1)	14.3%	(0.2)	14.5%
Combined ratio	98.9%	(20.9)	119.8%

(1) The general and administrative expense ratio included corporate expenses not allocated to underwriting segments of 2.3% and 2.5% for the three months ended March 31, 2021 and 2020, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for further details.

Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations - Results by Segment' for further details on underwriting expenses.

RESULTS BY SEGMENT

Insurance Segment

Results for the insurance segment were as follows:

	Three months ended March 31,
	2021	% Change	2020

Revenues:
Gross premiums written	$1,103,198	17%	$940,715
Net premiums written	707,814	22%	581,650
Net premiums earned	616,286	10%	562,064
Other insurance related income	415	(36%)	647

Expenses:
Current accident year net losses and loss expenses	(358,403)		(475,644)
Prior year reserve development	1,505		3,832
Acquisition costs	(117,679)		(112,751)
Underwriting-related general and administrative expenses	(103,303)		(100,778)

Underwriting income (loss)	$38,821		$(122,630)

Ratios:		% Point Change
Current accident year loss ratio excluding catastrophe and weather-related losses	52.3%	(1.9)	54.2%
Catastrophe and weather-related losses ratio	5.9%	(24.5)	30.4%
Current accident year loss ratio	58.2%	(26.4)	84.6%
Prior year reserve development ratio	(0.3%)	0.4	(0.7%)
Net losses and loss expenses ratio	57.9%	(26.0)	83.9%
Acquisition cost ratio	19.1%	(1.0)	20.1%
Underwriting-related general and administrative expense ratio	16.8%	(1.1)	17.9%
Combined ratio	93.8%	(28.1)	121.9%

nm – not meaningful

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended March 31,
	2021		2020		% Change

Property	$261,786	23%	$223,603	24%	17%
Marine	187,948	17%	156,296	17%	20%
Terrorism	19,744	2%	16,520	2%	20%
Aviation	20,402	2%	17,230	2%	18%
Credit and political risk	37,451	3%	47,675	5%	(21%)
Professional lines	337,765	31%	258,391	27%	31%
Liability	193,151	18%	170,878	18%	13%
Accident and health	44,847	4%	51,062	5%	(12%)
Discontinued lines - Novae	104	—%	(940)	—%	nm
Total	$1,103,198	100%	$940,715	100%	17%

nm – not meaningful

Gross premiums written for the three months ended March 31, 2021 increased by $162 million, or 17% ($154 million, or 16%, on a constant currency basis(1)), compared to the three months ended March 31, 2020. The increase was primarily attributable to professional lines, property, marine, and liability lines, partially offset by decreases in credit and political risk, and accident and health lines.

The increase in professional lines was due to new business, favorable rate changes and timing differences. The increases in property, marine and liability lines were due to new business and favorable rate changes. The decrease in credit and political risk lines was due to reduced business opportunities related to the current economic climate. The decrease in accident and health lines was due to timing differences.

Ceded Premiums Written

Ceded premiums written for the three months ended March 31, 2021 was $395 million, or 36%, of gross premiums written, compared to $359 million, or 38%, of gross premiums written for the three months ended March 31, 2020. The increase in ceded premiums written of $36 million, or 10%, was primarily driven by increases in professional lines and liability lines, partially offset by a decrease in marine lines.

(1) Amounts presented on a constant currency basis are non-GAAP financial measures as defined in Item10 (e) of SEC Regulation S-K. The constant currency basis is calculated by applying the average foreign exchange rate from the current year to the prior year balance.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended March 31,
	2021		2020		% Change

Property	$161,099	26%	$150,282	26%	7%
Marine	85,390	14%	67,944	12%	26%
Terrorism	13,781	2%	12,363	2%	11%
Aviation	17,722	3%	14,776	3%	20%
Credit and political risk	20,998	3%	26,086	5%	(20)%
Professional lines	203,261	33%	179,071	32%	14%
Liability	77,712	13%	78,568	14%	(1)%
Accident and health	36,192	6%	33,561	6%	8%
Discontinued lines - Novae	131	—%	(587)	—%	nm
Total	$616,286	100%	$562,064	100%	10%

nm – not meaningful

Net premiums earned for the three months ended March 31, 2021 increased by $54 million, or 10% ($46 million, or 8%, on a constant currency basis), compared to the three months ended March 31, 2020. The increase was primarily driven by increases in gross premiums earned in professional lines, marine and property lines, together with a decrease in ceded premiums earned in marine and property lines, partially offset by increases in ceded premiums earned in professional lines and credit and political risk lines.

Loss Ratio

The components of the loss ratio were as follows:

	Three months ended March 31,
	2021	% Point Change	2020

Current accident year loss ratio	58.2%	(26.4)	84.6%
Prior year reserve development ratio	(0.3%)	0.4	(0.7%)
Loss ratio	57.9%	(26.0)	83.9%

Current Accident Year Loss Ratio

The current accident year loss ratio decreased to 58.2% for the three months ended March 31, 2021, from 84.6% for the three months ended March 31, 2020.

During the three months ended March 31, 2021, catastrophe and weather-related losses were $36 million, or 5.9 points, primarily attributable to Winter Storms Uri and Viola and other weather-related events. Comparatively, during the three months ended March 31, 2020, catastrophe and weather-related losses, net of reinstatement premiums, were $178 million, or 30.4 points.

After adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio decreased to 52.3% for the three months ended March 31, 2021, from 54.2% for the three months ended March 31, 2020. The decrease in the current accident year loss ratio, after adjusting for the impact of the catastrophe and weather-related losses, was principally due to the impact of favorable pricing over loss trends, changes in business mix and improved loss experience in property lines largely associated with the repositioning of the portfolio, partially offset by an increase in loss experience in marine lines.

Prior Year Reserve Development

Refer to Item 1, Note 6 to the Consolidated Financial Statements 'Reserve for losses and loss expenses' for details on the reserve classes, the expected claims tails and prior year development.

Acquisition Cost Ratio

The acquisition cost ratio decreased to 19.1% for the three months ended March 31, 2021, from 20.1% for the three months ended March 31, 2020, principally related to an increase in ceding commissions.

Underwriting-Related General and Administrative Expense Ratio

The underwriting-related general and administrative expense ratio decreased to 16.8% for the three months ended March 31, 2021, from 17.9% for the three months ended March 31, 2020, mainly driven by an increase in net premiums earned.

Reinsurance Segment

Results from the reinsurance segment were as follows:

	Three months ended March 31,
	2021	% Change	2020

Revenues:
Gross premiums written	$1,432,283	(4%)	$1,490,443
Net premiums written	1,071,072	(2%)	1,097,394
Net premiums earned	487,436	(7%)	526,561
Other insurance related income (loss)	2,366	nm	(9,354)

Expenses:
Current accident year net losses and loss expenses	(361,632)		(438,542)
Prior year reserve development	3,812		2,281
Acquisition costs	(101,192)		(125,899)
Underwriting-related general and administrative expenses	(29,365)		(29,184)

Underwriting income (loss)	$1,425		$(74,137)
Ratios:		% Point Change
Current accident year loss ratio excluding catastrophe and weather-related losses	58.6%	(1.6)	60.2%
Catastrophe and weather-related losses ratio	15.6%	(7.5)	23.1%
Current accident year loss ratio	74.2%	(9.1)	83.3%
Prior year reserve development ratio	(0.8%)	(0.4)	(0.4%)
Net losses and loss expenses ratio	73.4%	(9.5)	82.9%
Acquisition cost ratio	20.8%	(3.1)	23.9%
Underwriting-related general and administrative expense ratio	6.0%	0.5	5.5%
Combined ratio	100.2%	(12.1)	112.3%

nm – not meaningful

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended March 31,
	2021		2020		% Change

Catastrophe	$250,956	17%	$262,283	17%	(4%)
Property	126,455	9%	133,189	9%	(5%)
Credit and surety	83,221	6%	100,739	7%	(17%)
Professional lines	131,255	9%	123,570	8%	6%
Motor	223,524	16%	279,132	19%	(20%)
Liability	269,201	19%	218,896	15%	23%
Engineering	(2,428)	—%	15,920	1%	nm
Agriculture	16,441	1%	18,248	1%	(10%)
Marine and aviation	32,340	2%	29,993	2%	8%
Accident and health	301,318	21%	307,678	21%	(2%)
Discontinued lines - Novae	—	—%	795	—%	nm
Total	$1,432,283	100%	$1,490,443	100%	(4%)

nm – not meaningful

Gross premiums written for the three months ended March 31, 2021 decreased by $58 million, or 4% ($82 million, or 5%, on a constant currency basis), compared to the three months ended March 31, 2020. The decrease was primarily attributable to motor, engineering, credit and surety, catastrophe and property lines, partially offset by increases in liability and professional lines.

The decreases in motor, engineering and catastrophe lines were driven by non-renewals and decreased line sizes associated with the repositioning of the portfolio. The decrease in credit and surety lines was driven by premium adjustments and a reduced line size on a significant contract. The decrease in property lines was driven by premium adjustments.

The increases in liability and professional lines were driven by favorable market conditions associated with renewals and new business.

Ceded Premiums Written

Ceded premiums written for the three months ended March 31, 2021 was $361 million, or 25%, of gross premiums written, compared to $393 million, or 26%, of gross premiums written for the three months ended March 31, 2020.

The decrease in ceded premiums written of $32 million, or 8%, was primarily driven by catastrophe, property, credit and surety, and professional lines, partially offset by an increase in liability lines. The decrease in catastrophe lines was attributable to a non-renewal of a significant excess of loss treaty, partially offset by additional costs associated with the purchase of catastrophe bond protection. The decrease in property lines was attributable to a non-renewal of a fronting arrangement. The decrease in credit and surety lines was attributable to premium adjustments. The decrease in professional lines was attributable to the restructuring of an existing quota share retrocessional treaty. The increase in liability lines was attributable to an increase in premiums ceded to the retrocessional cover with Harrington Re.

.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended March 31,
	2021		2020		% Change

Catastrophe	$80,782	19%	$74,474	14%	8%
Property	55,337	11%	66,729	13%	(17%)
Credit and surety	35,433	7%	43,514	8%	(19%)
Professional lines	50,847	10%	48,963	9%	4%
Motor	54,952	11%	61,968	12%	(11%)
Liability	92,040	19%	96,913	18%	(5%)
Engineering	7,143	1%	13,333	3%	(46%)
Agriculture	15,316	3%	22,292	4%	(31%)
Marine and aviation	11,228	2%	9,851	2%	14%
Accident and health	84,358	17%	87,619	17%	(4%)
Discontinued lines - Novae	—	—%	905	—%	nm
Total	$487,436	100%	$526,561	100%	(7%)

nm – not meaningful

Net premiums earned for the three months ended March 31, 2021 decreased by $39 million, or 7% ($40 million, or 8%, on a constant currency basis), compared to the three months ended March 31, 2020. The decrease was primarily driven by decreases in gross premiums earned in credit and surety, property, agriculture, engineering and motor lines, partially offset by decreases in ceded premiums earned in credit and surety, and property lines.

Other Insurance Related Income (Loss)

Other insurance related income was $2 million for the three months ended March 31, 2021, compared to other insurance related loss of $9 million for the three months ended March 31, 2020. The other insurance related income for the three months ended March 31, 2021 was primarily related to fees associated with arrangements with strategic capital partners. The other insurance related loss for the three months ended March 31, 2020 was primarily due to the recognition of a full limit loss of $10 million associated with the WHO pandemic risk-linked swap.

Loss Ratio

The components of the loss ratio were as follows:

	Three months ended March 31,
	2021	% Point Change	2020

Current accident year loss ratio	74.2%	(9.1)	83.3%
Prior year reserve development ratio	(0.8%)	(0.4)	(0.4%)
Loss ratio	73.4%	(9.5)	82.9%

Current Accident Year Loss Ratio

The current accident year loss ratio decreased to 74.2% for the three months ended March 31, 2021, from 83.3% for the three months ended March 31, 2020.

During the three months ended March 31, 2021, catastrophe and weather-related losses, net of reinstatement premiums, were $74 million, or 15.6 points, primarily attributable to Winter Storms Uri and Viola and other weather-related events. Comparatively, during the three months ended March 31, 2020, catastrophe and weather-related losses were $122 million, or 23.1 points.

After adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio decreased to 58.6% for the three months ended March 31, 2021, from 60.2% for the three months ended March 31, 2020. The decrease in the current accident year loss ratio after adjusting for the impact of catastrophe and weather-related losses was principally due to the impact of favorable pricing over loss trends and changes in business mix, partially offset by an increase in loss experience in property lines.

Prior Year Reserve Development

Refer to Item 1, Note 6 to the Consolidated Financial Statements 'Reserve for losses and loss expenses' for details on the reserve classes, the expected claims tails and prior year development.

Acquisition Cost Ratio

The acquisition cost ratio decreased to 20.8% for the three months ended March 31, 2021, from 23.9% for the three months ended March 31, 2020, principally related to changes in business mix and the impact of retrocessional contracts.
Underwriting-Related General and Administrative Expense Ratio:

The underwriting-related general and administrative expense increased to 6.0% for the three months ended March 31, 2021, from 5.5% for the three months ended March 31, 2020, mainly driven by a decrease in net premiums earned.

NET INVESTMENT INCOME AND NET INVESTMENT GAINS (LOSSES)

Net Investment Income

Net investment income from our cash and investment portfolio by major asset class was as follows:

	Three months ended March 31,
	2021	% Change	2020

Fixed maturities	$69,470	(23%)	$89,943
Other investments	41,833	nm	(2,120)
Equity securities	2,498	18%	2,125
Mortgage loans	4,187	3%	4,053
Cash and cash equivalents	2,336	(53%)	4,930
Short-term investments	133	(91%)	1,498
Gross investment income	120,457	20%	100,429
Investment expense	(6,292)	(14%)	(7,328)
Net investment income	$114,165	23%	$93,101

Pre-tax yield:(1)
Fixed maturities	2.4%		2.9%

nm - not meaningful
(1) Pre-tax yield is calculated by dividing annualized net investment income by the average month-end amortized cost balances.

Fixed Maturities

Net investment income attributable to fixed maturities for the three months ended March 31, 2021 was $69 million, compared to net investment income of $90 million for the three months ended March 31, 2020. The decrease for the three months ended March 31, 2021, compared to the same period in 2020, was due to the decrease in yields.

Other Investments

Net investment income from other investments was as follows:

	Three months ended March 31,
	2021	2020

Hedge, direct lending, private equity and real estate funds	$22,773	$(1,352)
Other privately held investments	18,478	80
CLO-Equities	582	(848)
Net investment income (loss) from other investments (1)	$41,833	$(2,120)

Pre-tax return on other investments(2)	5.3%	(0.3)%

(1)Excluding overseas deposits.
(2)The pre-tax return on other investments is calculated by dividing total net investment income from other investments (non-annualized) by the average month-end fair value balances held for the periods indicated, excluding overseas deposits.

Net investment income attributable to other investments for the three months ended March 31, 2021 was $42 million, compared to net investment loss of $2 million for the three months ended March 31, 2020. The increase for the three months ended March 31, 2021, compared to the same period in 2020, was due to higher returns from private equity and hedge funds, and a realized gain of $17 million associated with the sale of a privately held investment.

Net Investment Gains (Losses)

Net investment gains (losses) were as follows:

	Three months ended March 31,
	2021	2020

On sale of investments:
Fixed maturities and short-term investments	$30,802	$17,165
Equity securities	480	(762)
	31,282	16,403
Allowance for expected credit losses	89	(20,019)
Impairment losses	—	(1,190)
Change in fair value of investment derivatives	1,749	3,162
Net unrealized gains (losses) on equity securities	(3,475)	(61,233)
Net investment gains (losses)	$29,645	$(62,877)

Net investment gains for the three months ended March 31, 2021 were $30 million, compared to net investment losses of $63 million for the three months ended March 31, 2020. For the three months ended March 31, 2021, the net investment gains were primarily due to net realized gains on the sale of corporate debt and U.S. government securities, partially offset by net unrealized losses on equity securities. For the three months ended March 31, 2020, the net investment losses were primarily due to net unrealized losses on equity securities and expected credit losses on corporate debt securities, partially offset by net realized gains on the sale of U.S. government and agency RMBS securities.

On Sale of Investments

Generally, sales of individual securities occur when there are changes in the relative value, credit quality or duration of a particular issue. We may also sell securities to re-balance our investment portfolio in order to change exposure to particular asset classes or sectors.

Impairment Losses

The impairment losses for the three months ended March 31, 2021 were $nil, compared to impairment losses of $1 million for the three months ended March 31, 2020. For the three months ended March 31, 2020, these losses were principally due to impairments of non-investment grade corporate debt securities that we intend to sell or more likely than not will be required to sell.

Change in Fair Value of Investment Derivatives

From time to time, we economically hedge foreign exchange exposure with derivative contracts.

For the three months ended March 31, 2021, we recorded gains of $2 million related to foreign exchange contracts. For the three months ended March 31, 2020, we recorded gains of $3 million related to foreign exchange contracts.

Total Return

Total return on cash and investments was as follows:

	Three months ended March 31,
	2021	2020

Net investment income	$114,165	$93,101
Net investments gains (losses)	29,645	(62,877)
Change in net unrealized gains (losses) on fixed maturities (1)	(226,895)	(274,757)
Interest in income (loss) of equity method investments	9,162	(23,577)
Total	$(73,923)	$(268,110)

Average cash and investments(2)	$15,727,085	$15,711,614

Total return on average cash and investments, pre-tax:
Including investment related foreign exchange movements	(0.5%)	(1.7%)
Excluding investment related foreign exchange movements(3)	(0.4%)	(1.3%)

(1)Change in net unrealized gains (losses) on fixed maturities is calculated by taking net unrealized gains (losses) at period end less net unrealized gains (losses) at the prior period end.
(2)The average cash and investments balance is calculated by taking the average of the period end fair value balances.
(3)Pre-tax total return on cash and investments excluding foreign exchange movements is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to pre-tax total return on cash and investments, the most comparable GAAP financial measure, included foreign exchange gains (losses) of $(12) million and $(61) million for the three months ended March 31, 2021 and 2020, respectively.

OTHER EXPENSES (REVENUES), NET

The following table provides a summary of other expenses (revenues), net:

	Three months ended March 31,
	2021	% Change	2020

Corporate expenses	$25,740	(5%)	$27,098
Foreign exchange losses (gains)	4,113	nm	(61,683)
Interest expense and financing costs	15,571	(34%)	23,472
Income tax expense (benefit)	20,776	nm	(4,867)
Total	$66,200		$(15,980)

nm – not meaningful

Corporate Expenses

Corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses decreased to 2.3% for the three months ended March 31, 2021, from 2.5% for the three months ended March 31, 2020.

The decrease in corporate expenses for the three months ended March 31, 2021 was primarily related to decreases in information technology costs, partially offset by a decrease in the allocation of corporate costs to the insurance and reinsurance segments.

Foreign Exchange Losses (Gains)

Some of our business is written in currencies other than the U.S. dollar. Foreign exchange losses of $4 million for the three months ended March 31, 2021 were mainly driven by the impact of the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling and Canadian dollar, offset by the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in euro.

Foreign exchange gains of $62 million for the three months ended March 31, 2020 were mainly driven by the impact of the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling and euro.

Interest Expense and Financing Costs

Interest expense and financing costs are related to interest due on the 5.150% senior unsecured notes ("5.150% Senior Notes") issued in 2014, the 4.000% senior unsecured notes ("4.000% Senior Notes") issued in 2017, the 3.900% senior unsecured notes ("3.900% Senior Notes"), and the 4.900% fixed-rate reset junior subordinated notes ("Junior Subordinated Notes") issued in 2019.

Interest expense and financing costs decreased by $8 million for the three months ended March 31, 2021, compared to the same period in 2020, due to the repayment of the 5.875% Senior Notes on June 1, 2020.

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

The tax expense of $21 million for the three months ended March 31, 2021 was principally due to the generation of pre-tax income in our U.S., European, and U.K. operations.

The tax benefit of $5 million for the three months ended March 31, 2020 was principally due to the generation of pre-tax losses in our U.K. and European operations, partially offset by pre-tax income in our U.S. operations.

FINANCIAL MEASURES

We believe the following financial indicators are important in evaluating performance and measuring the overall growth in value generated for common shareholders:

	Three months ended March 31,
	2021	2020

Annualized return on average common equity(1)	9.9%	nm
Annualized operating return on average common equity(2)	7.1%	nm
Book value per diluted common share(3)	$53.03	$49.78
Cash dividends declared per common share	$0.42	$0.41
Increase (decrease) in book value per diluted common share adjusted for dividends	$(1.64)	$(5.60)

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

The increase in ROACE for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was primarily driven by increases in underwriting income, net investment gains, interest in income of equity method investments, and net investment income, together with a decrease in interest expense and financing costs, partially offset by the foreign exchange losses and income tax expense.

Operating ROACE excludes the impact of net investment gains (losses), foreign exchange losses (gains), reorganization expenses, and interest in income (loss) of equity method investments.

The increase in operating ROACE for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was primarily driven by increases in underwriting income and net investment income, together with a decrease in interest expense and financing costs, partially offset by the income tax expense.

Book Value per Diluted Common Share

We consider book value per diluted common share to be an appropriate measure of returns to common shareholders, as we believe growth in book value on a diluted basis will ultimately translate into appreciation of stock price.

During the three months ended March 31, 2021, book value per diluted common share decreased by 4% due to a decrease in net unrealized gains reported in accumulated other comprehensive income and common dividends declared, partially offset by the net income generated.

Cash Dividends Declared per Common Share

We believe in returning excess capital to shareholders by way of dividends and share repurchases. Accordingly, dividend policy is an integral part of the value we create for shareholders. Our cumulative strong earnings have permitted our Board of Directors to approve seventeen successive annual increases in quarterly common share dividends.

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

During the three months ended March 31, 2021, the decrease in total value of $1.64, or 3%, was driven by a decrease in unrealized investment gains reported in accumulated other comprehensive income, partially offset by the net income generated in the period.

During the three months ended March 31, 2020, the decrease in total value of $5.60, or 10%, was driven by the net loss generated in the period and unrealized investment losses reported in accumulated other comprehensive income.

NON-GAAP FINANCIAL MEASURES RECONCILIATION

	Three months ended March 31,
	2021	2020

Net income (loss) available (attributable) to common shareholders	$115,737	$(185,390)
Net investment (gains) losses(1)	(29,645)	62,877
Foreign exchange losses (gains)(2)	4,113	(61,683)
Reorganization expenses(3)	—	(982)
Interest in (income) loss of equity method investments(4)	(9,162)	23,577
Income tax expense (benefit)	1,694	(2,811)
Operating income (loss)	$82,737	$(164,412)

Earnings (loss) per diluted common share	$1.36	$(2.20)
Net investment (gains) losses	(0.35)	0.75
Foreign exchange losses (gains)	0.05	(0.73)
Reorganization expenses	—	(0.01)
Interest in (income) loss of equity method investments	(0.11)	0.28
Income tax expense (benefit)	0.02	(0.03)
Operating income (loss) per diluted common share(5)	$0.97	$(1.94)

Weighted average diluted common shares outstanding(6)	84,965	84,094

Average common shareholders' equity	$4,686,042	$4,529,293

Annualized return on average common equity	9.9%	nm

Annualized operating return on average common equity(7)	7.1%	nm

(1)Tax cost (benefit) of $1,484 and ($5,677) for the three months ended March 31, 2021 and 2020, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.
(2)Tax cost (benefit) of $210 and $2,527 for the three months ended March 31, 2021 and 2020, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.
(3)Tax cost of $339 for the three months ended March 31, 2020. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.
(4)Tax cost (benefit) of $nil for the three months ended March 31, 2021 and 2020, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.
(5)Loss per diluted common share and operating loss per diluted common share for the three months ended March 31, 2020 were calculated using weighted average common shares outstanding due to the net loss attributable to common shareholders and the operating loss recognized in the period.
(6)Refer to Item 1, Note 7 to our Consolidated Financial Statements 'Earnings per Common Share' for further details.
(7)Annualized operating ROACE is a non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to the most comparable GAAP financial measure, annualized ROACE, is presented in the table above, and a discussion of the rationale for its presentation is provided below.

Rationale for the Use of Non-GAAP Financial Measures

We present our results of operations in a way we believe will be meaningful and useful to investors, analysts, rating agencies and others who use our financial information to evaluate our performance. Some of the measurements we use are considered non-GAAP financial measures under SEC rules and regulations. In this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), we present underwriting-related general and administrative expenses, consolidated underwriting income (loss), operating income (loss) (in total and on a per share basis), annualized operating return on average common equity ("operating ROACE"), amounts presented on a constant currency basis and pre-tax total return on cash and investments excluding foreign exchange movements which are non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. We believe that these non-GAAP financial measures, which may be defined and calculated differently by other companies, help explain and enhance the understanding of our results of operations. However, these measures should not be viewed as a substitute for those determined in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

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

CASH AND INVESTMENTS

Details of cash and investments are as follows:

	March 31, 2021	December 31, 2020
	Fair Value	Fair Value

Fixed maturities, available for sale	$11,728,611	$12,041,799
Fixed maturities, held to maturity(1)	404,522	—
Equity securities	547,676	518,445
Mortgage loans	629,576	593,290
Other investments	790,530	829,156
Equity method investments	123,370	114,209
Short-term investments	185,699	161,897
Total investments	$14,409,984	$14,258,796

Cash and cash equivalents(2)	$1,560,279	$1,503,232

(1)Presented at net carrying value of $405 million (2020: $nil) in the consolidated balance sheets.
(2)Includes restricted cash and cash equivalents of $664 million and $600 million at March 31, 2021 and at December 31, 2020, respectively.

Overview

The fair value of total investments increased by $151 million in the three months ended March 31, 2021, driven by cash inflows from operations, partially offset by the decrease in market value of fixed maturities due to the increase in yields.

An analysis of our investment portfolio by asset class is detailed below:

Fixed Maturities

Details of our fixed maturities portfolio are as follows:

	March 31, 2021		December 31, 2020
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$2,187,093	18%	$1,918,699	16%
Non-U.S. government	714,721	6%	671,273	6%
Corporate debt	4,495,278	37%	4,655,951	39%
Agency RMBS	1,208,494	10%	1,286,209	11%
CMBS	1,274,049	11%	1,353,587	11%
Non-agency RMBS	167,169	1%	140,104	1%
ABS	1,807,483	15%	1,720,078	14%
Municipals(1)	278,846	2%	295,898	2%
Total	$12,133,133	100%	$12,041,799	100%

Credit ratings:
U.S. government and agency	$2,187,093	18%	$1,918,699	16%
AAA(2)	4,475,315	37%	4,551,312	37%
AA	998,219	8%	913,707	8%
A	1,807,738	15%	1,896,407	16%
BBB	1,631,335	13%	1,732,058	14%
Below BBB(3)	1,033,433	9%	1,029,616	9%
Total	$12,133,133	100%	$12,041,799	100%

(1)Includes bonds issued by states, municipalities, and political subdivisions.
(2)Includes U.S. government-sponsored agencies, residential mortgage-backed securities ("RMBS") and commercial mortgage-backed securities ("CMBS").
(3)Non-investment grade and non-rated securities.

At March 31, 2021, fixed maturities had a weighted average credit rating of AA- (2020: AA-), a book yield of 2.1% (2020: 2.3%) and an average duration of 3.3 years (2020: 3.3 years). At March 31, 2021, fixed maturities together with short-term investments, and cash and cash equivalents (i.e. total investments of $13.9 billion), had an average credit rating of AA- (2020: AA-) and an average duration of 3.0 years (2020: 3.0 years).

At March 31, 2021, net unrealized gains on fixed maturities were $248 million, compared to net unrealized gains of $475 million at December 31, 2020, a decrease of $227 million due to the increase in yields.

Equity Securities

At March 31, 2021, net unrealized gains on equity securities were $93 million, compared to unrealized gains of $97 million at December 31, 2020, a decrease of $4 million driven by the decline in value of our bond mutual funds.

Mortgage Loans

During the three months ended March 31, 2021, our investment in commercial mortgage loans increased by $36 million. The commercial mortgage loans are high quality and collateralized by a variety of commercial properties and are diversified both geographically throughout the U.S. and by property type to reduce the risk of concentration. At March 31, 2021, there were no credit losses or past due amounts associated with our commercial mortgage loans portfolio.

Other Investments

Details of our other investments portfolio are as follows:

	March 31, 2021		December 31, 2020
	Fair Value	% of Total	Fair Value	% of Total

Hedge funds
Long/short equity funds	$19,033	2%	$25,300	3%
Multi-strategy funds	106,971	14%	121,420	15%
Total hedge funds	126,004	16%	146,720	18%

Direct lending funds	279,324	35%	272,131	33%
Private equity funds	153,515	19%	124,706	15%
Real estate funds	163,635	21%	164,250	20%
Total hedge, direct lending, private equity and real estate funds	722,478	91%	707,807	86%

CLO-Equities	6,269	1%	6,173	1%
Other privately held investments	61,783	8%	70,011	8%
Overseas deposits	—	—%	45,165	5%
Total other investments	$790,530	100%	$829,156	100%

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
Interest in income of equity method investments was $9 million for the three months ended March 31, 2021, compared to interest in loss of equity method investments of $24 million for the three months ended March 31, 2020. The income for the three months ended March 31, 2021 was attributable to positive investment returns realized by Harrington.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the ‘Liquidity and Capital Resources’ section included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 for a general discussion of liquidity and capital resources.

The following table summarizes consolidated capital:

	March 31, 2021	December 31, 2020

Debt	$1,310,009	$1,309,695

Preferred shares	550,000	550,000
Common equity	4,626,390	4,745,694
Shareholders’ equity	5,176,390	5,295,694
Total capital	$6,486,399	$6,605,389

Ratio of debt to total capital	20.2%	19.8%
Ratio of debt and preferred equity to total capital	28.7%	28.2%

We finance operations with a combination of debt and equity capital. Debt to total capital and debt, and preferred equity to total capital ratios provide an indication of our capital structure, along with some insight into our financial strength. We believe that our financial flexibility remains strong. Refer to Item 1, Note 10 to the Consolidated Financial Statements 'Debt and Financing Arrangements' for recent changes to our capital structure.

Common Equity

During the three months ended March 31, 2021, common equity decreased by $119 million. The following table reconciles opening and closing common equity positions:

Three months ended March 31,	2021

Common equity - opening	$4,745,694
Treasury shares reissued	1,145
Share-based compensation expense	9,222
Change in unrealized gains (losses) on available for sale investments, net of tax	(200,783)
Foreign currency translation adjustment	1,249
Net income (loss)	123,300
Preferred share dividends	(7,563)
Common share dividends	(36,494)
Treasury shares repurchased	(9,380)
Common equity - closing	$4,626,390

During the three months ended March 31, 2021, we repurchased 189,000 common shares from employees to satisfy withholding tax liabilities related to the vesting of share-settled restricted stock units granted under our 2007 and 2017 Long-Term Equity Compensation Plans for a total cost of $9.4 million.

A common share repurchase plan has not been authorized for 2021.

We expect cash flows generated from operations, combined with liquidity provided by our investment portfolio, will be sufficient to cover cash outflows and other contractual commitments through the foreseeable future.

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

We believe the material items requiring such subjective and complex estimates are:

•reserves for losses and loss expenses;

•reinsurance recoverable on unpaid losses and loss expenses, including the allowance for expected credit losses;

•gross premiums written and net premiums earned;

•fair value measurements of financial assets and liabilities; and

•the allowance for expected credit losses associated with fixed maturities, available for sale and fixed maturities, held to maturity securities.

Other than our consideration of the impact of the allowance for expected credit losses associated with fixed maturities, held to maturity securities detailed in Note 1 'Basis of Presentation and Significant Accounting Policies' to the consolidated financial statements, we believe that the critical accounting estimates discussion in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, continue to describe the significant estimates and judgments included in the preparation of the consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

At March 31, 2021 and December 31, 2020 there were no recently issued accounting pronouncements that we have not yet adopted that we expect could have a material impact on our results of operations, financial condition or liquidity.

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At March 31, 2021, the Company had not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to this item since December 31, 2020, with the exception of the changes in exposure to foreign currency risk presented below.

Foreign Currency Risk
The table below provides a sensitivity analysis of total net foreign currency exposures.

	AUD	NZD	CAD	EUR	GBP	JPY	Other	Total

At March 31, 2021
Net managed assets (liabilities), excluding derivatives	$28,012	$5,096	$298,680	$(371,784)	$(162,878)	$(130,299)	$139,704	$(193,469)
Foreign currency derivatives, net	(1,523)	4,547	(279,567)	405,475	240,099	115,270	(2,841)	481,460
Net managed foreign currency exposure	26,489	9,643	19,113	33,691	77,221	(15,029)	136,863	287,991
Other net foreign currency exposure	—	—	120	2,664	(924)	—	34,317	36,177
Total net foreign currency exposure	$26,489	$9,643	$19,233	$36,355	$76,297	$(15,029)	$171,180	$324,168
Net foreign currency exposure as a percentage of total shareholders’ equity	0.5%	0.2%	0.4%	0.7%	1.5%	(0.3%)	3.3%	6.3%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$2,649	$964	$1,923	$3,636	$7,630	$(1,503)	$17,118	$32,417

(1)Assumes 10% change in underlying currencies relative to the U.S. dollar.

Total Net Foreign Currency Exposure

At March 31, 2021, total net foreign currency assets were $324 million driven by increases in exposures to the euro, pound sterling and other non-core currencies primarily due to new business written during the three months ended March 31, 2021. In addition, $34 million included in other net foreign currency exposures related to assets managed by specific investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy. An emerging market debt portfolio is the primary contributor to this group of assets.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) at March 31, 2021. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2021, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2021.

Based upon that evaluation, there were no changes in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company has not experienced any material impact to its internal control over financial reporting resulting from the introduction of a remote work model due to the COVID-19 pandemic.

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

ITEM 1A.     RISK FACTORS

There were no material changes from the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Common Shares
The following table shows information regarding the number of common shares repurchased:

Period	Total number of shares purchased(a) (b)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(b)

January 1-31, 2021	6	$50.41	—	—
February 1-28, 2021	13	$46.18	—	—
March 1-31, 2021	170	$49.97	—	—
Total	189		—	—

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

As and when allowed by the applicable law and regulations, certain of our non-U.S. subsidiaries provide treaty reinsurance coverage to non-U.S. insurers on a worldwide basis, including insurers of liability, marine, aviation and energy risks, and as a result, these underlying reinsurance portfolios may have some exposure to Iran. In addition, we underwrite insurance and facultative reinsurance on a global basis to non-U.S. insureds and insurers, including for liability, marine, aviation and energy risks. Coverage provided to non-Iranian business may indirectly cover an exposure in Iran. For example, certain of our operations underwrite global marine hull war and cargo policies that provide coverage for vessels navigating into and out of ports worldwide, including Iran. For the quarter ended March 31, 2021, there has been no material amount of premium allocated or apportioned to activities relating to Iran. We intend for our non-U.S. subsidiaries to continue to provide such coverage only to the extent permitted by applicable law.

ITEM 6.     EXHIBITS

2.1	Rule 2.7 Announcement, dated July 5, 2017 in connection with acquisition of Novae Group plc (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 6, 2017).
2.2	Rule 2.7 Announcement, dated August 24, 2017 in connection with acquisition of Novae Group plc (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 25, 2017).
3.1	Certificate of Incorporation and Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1(Amendment No. 1) (No. 333-103620) filed on April 16, 2003).
3.2	Amended and Restated Bye-Laws (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on May 15, 2009).
4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).
4.2	Certificate of Designations establishing the specific rights, preferences, limitations and other terms of the Series E Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 7, 2016).
*10.1	Executive Long-Term Equity Compensation Program (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed on February 26, 2021).
*10.2	Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K filed on February 26, 2021).
*10.3	Form of Employee Restricted Stock Unit Award Agreement (Performance Vesting) (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K filed on February 26, 2021).
*10.4	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K filed on February 26, 2021).
10.5	Deed of Amendment dated April 1, 2021 to Committed Letter of Credit Facility dated December 18, 2015, as amended, by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Reinsurance Company, AXIS Surplus Insurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 6, 2021).
10.6	Deed of Amendment dated April 1, 2021 to Committed Letter of Credit Facility - Facility Number 2 dated March 27, 2017, as amended, by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Reinsurance Company, AXIS Surplus Insurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 6, 2021).
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101	The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline XBRL: (i) Consolidated Balance Sheets at March 31, 2021 and December 31, 2020; (ii) Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020; (iv) Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Dated: April 28, 2021

AXIS CAPITAL HOLDINGS LIMITED
By:	/S/ ALBERT BENCHIMOL
Albert Benchimol
President and Chief Executive Officer
(Principal Executive Officer)

/S/ PETER VOGT
Peter Vogt
Chief Financial Officer
(Principal Financial Officer)