Form 10-Q
period 2021-06-30
AXIS CAPITAL HOLDINGS LTD
filed 2021-07-27
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
At July 23, 2021, there were 84,769,601 common shares outstanding, $0.0125 par value per share, of the registrant.

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
•actual claims exceeding loss reserves;
•general economic, capital and credit market conditions, including fluctuations in interest rates, credit spreads, equity securities' prices and/or foreign currency rates;
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

Website and Social Media Disclosure

We use our website (www.axiscapital.com) and our corporate Twitter (@AXIS_Capital) and LinkedIn (AXIS Capital) accounts as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, e-mail alerts and other information about AXIS Capital may be received by those enrolled in our "E-mail Alerts" program, which can be found in the Investor Information section of our website (www.axiscapital.com). The contents of our website and social media channels are not part of this Quarterly Report on Form 10-Q.

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2021 (UNAUDITED) AND DECEMBER 31, 2020

	2021	2020
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2021: $11,638,359; 2020: $11,566,930 Allowance for expected credit losses 2021: $84; 2020: $323)	$11,898,300	$12,041,799
Fixed maturities, held to maturity, at amortized cost (Fair value 2021: $403,034 Allowance for expected credit losses 2021: $nil)	403,370	—
Equity securities, at fair value (Cost 2021: $472,214; 2020: $421,744)	588,196	518,445
Mortgage loans, held for investment, at fair value (Allowance for expected credit losses 2021: $nil; 2020: $nil)	656,056	593,290
Other investments, at fair value	865,238	829,156
Equity method investments	133,169	114,209
Short-term investments, at fair value	112,862	161,897
Total investments	14,657,191	14,258,796
Cash and cash equivalents	999,899	902,831
Restricted cash and cash equivalents	589,544	600,401
Accrued interest receivable	63,215	65,020
Insurance and reinsurance premium balances receivable (Allowance for expected credit losses 2021: $9,898; 2020: $8,836)	3,393,777	2,738,342
Reinsurance recoverable on unpaid losses and loss expenses (Allowance for expected credit losses 2021: $26,209; 2020: $23,711)	4,626,454	4,496,641
Reinsurance recoverable on paid losses and loss expenses	467,180	434,201
Deferred acquisition costs	574,658	431,439
Prepaid reinsurance premiums	1,479,328	1,194,455
Receivable for investments sold	3,671	2,150
Goodwill	100,801	100,801
Intangible assets	214,286	219,633
Value of business acquired	1,798	3,854
Operating lease right-of-use assets	112,444	123,579
Other assets	297,484	305,544
Total assets	$27,581,730	$25,877,687
Liabilities
Reserve for losses and loss expenses	$14,157,353	$13,926,766
Unearned premiums	4,698,944	3,685,886
Insurance and reinsurance balances payable	1,409,772	1,092,042
Debt	1,310,328	1,309,695
Payable for investments purchased	205,895	104,777
Operating lease liabilities	130,174	140,263
Other liabilities	279,504	322,564
Total liabilities	22,191,970	20,581,993

Shareholders’ equity
Preferred shares	550,000	550,000
Common shares (shares issued 2021: 176,580; 2020: 176,580 shares outstanding 2021: 84,767; 2020: 84,353)	2,206	2,206
Additional paid-in capital	2,326,288	2,330,054
Accumulated other comprehensive income	226,317	414,395
Retained earnings	6,034,151	5,763,607
Treasury shares, at cost (2021: 91,813; 2020: 92,227)	(3,749,202)	(3,764,568)
Total shareholders’ equity	5,389,760	5,295,694
Total liabilities and shareholders’ equity	$27,581,730	$25,877,687

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

	Three months ended		Six months ended
	2021	2020	2021	2020
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$1,156,941	$1,104,003	$2,260,663	$2,192,628
Net investment income	104,672	45,040	218,836	138,140
Other insurance related income (loss)	5,817	1,996	8,598	(6,710)
Net investment gains (losses):
Allowance for expected credit losses	150	13,761	239	(6,257)
Impairment losses	—	(112)	—	(1,302)
Other realized and unrealized investment gains (losses)	73,143	39,394	102,697	(2,272)
Total net investment gains (losses)	73,293	53,043	102,936	(9,831)
Total revenues	1,340,723	1,204,082	2,591,033	2,314,227

Expenses
Net losses and loss expenses	666,473	676,261	1,381,190	1,584,335
Acquisition costs	219,070	228,502	437,941	467,152
General and administrative expenses	162,452	140,652	320,860	297,712
Foreign exchange losses (gains)	19,602	9,709	23,716	(51,974)
Interest expense and financing costs	15,235	20,595	30,806	44,067
Reorganization expenses	—	392	—	(591)
Amortization of value of business acquired	1,028	1,285	2,056	3,083
Amortization of intangible assets	3,324	2,855	6,013	5,725
Total expenses	1,087,184	1,080,251	2,202,582	2,349,509

Income (loss) before income taxes and interest in income (loss) of equity method investments	253,539	123,831	388,451	(35,282)
Income tax expense	(27,865)	(10,893)	(48,641)	(6,026)
Interest in income (loss) of equity method investments	9,799	7,102	18,960	(16,475)
Net income (loss)	235,473	120,040	358,770	(57,783)
Preferred share dividends	7,563	7,563	15,125	15,125
Net income (loss) available (attributable) to common shareholders	$227,910	$112,477	$343,645	$(72,908)

Per share data
Earnings (loss) per common share:
Earnings (loss) per common share	$2.69	$1.33	$4.06	$(0.87)
Earnings (loss) per diluted common share	$2.67	$1.33	$4.04	$(0.87)
Weighted average common shares outstanding	84,764	84,303	84,640	84,198
Weighted average diluted common shares outstanding	85,267	84,600	85,117	84,198

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

	Three months ended		Six months ended
	2021	2020	2021	2020
	(in thousands)
Net income (loss)	$235,473	$120,040	$358,770	$(57,783)
Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	50,873	371,288	(120,971)	117,968
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	(179)	3,212	(237)	(3,029)
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	(42,720)	(6,816)	(71,601)	(1,159)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	7,974	367,684	(192,809)	113,780
Foreign currency translation adjustment	3,482	3,834	4,731	(3,891)
Total other comprehensive income (loss), net of tax	11,456	371,518	(188,078)	109,889
Comprehensive income	$246,929	$491,558	$170,692	$52,106

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

	Three months ended		Six months ended
	2021	2020	2021	2020
	(in thousands)
Preferred shares
Balance at beginning of period	$550,000	$550,000	$550,000	$775,000
Shares repurchased	—	—	—	(225,000)
Balance at end of period	550,000	$550,000	$550,000	$550,000

Common shares (par value)
Balance at beginning and end of period	2,206	2,206	2,206	2,206

Additional paid-in capital
Balance at beginning of period	2,316,147	2,307,998	2,330,054	2,317,212
Treasury shares reissued	(911)	(456)	(24,040)	(19,151)
Share-based compensation expense	11,052	9,812	20,274	19,293
Balance at end of period	2,326,288	2,317,354	2,326,288	2,317,354

Accumulated other comprehensive income (loss)
Balance at beginning of period	214,861	(89,919)	414,395	171,710
Unrealized gains (losses) on available for sale investments, net of tax:
Balance at beginning of period	219,852	(72,383)	420,635	181,521
Unrealized gains (losses) arising during the period, net of reclassification adjustment	7,974	367,684	(192,809)	113,780
Balance at end of period	227,826	295,301	227,826	295,301
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	(4,991)	(17,536)	(6,240)	(9,811)
Foreign currency translation adjustment	3,482	3,834	4,731	(3,891)
Balance at end of period	(1,509)	(13,702)	(1,509)	(13,702)
Balance at end of period	226,317	281,599	226,317	281,599

Retained earnings
Balance at beginning of period	5,842,850	5,836,007	5,763,607	6,056,686
Net income (loss)	235,473	120,040	358,770	(57,783)
Preferred share dividends (1)	(7,563)	(7,563)	(15,125)	(15,125)
Common share dividends (1)	(36,609)	(35,455)	(73,101)	(70,749)
Balance at end of period	6,034,151	5,913,029	6,034,151	5,913,029

Treasury shares, at cost
Balance at beginning of period	(3,749,674)	(3,766,714)	(3,764,568)	(3,778,806)
Shares repurchased	(439)	(110)	(9,819)	(8,602)
Shares reissued	911	456	25,185	21,040
Balance at end of period	(3,749,202)	(3,766,368)	(3,749,202)	(3,766,368)

Total shareholders’ equity	$5,389,760	$5,297,820	$5,389,760	$5,297,820

(1) Refer to Note 9 'Shareholder's Equity' for details on dividends declared and paid related to the Company's common and preferred shares.

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

	Six months ended
	2021	2020
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$358,770	$(57,783)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net investment (gains) losses	(102,936)	9,831
Net realized and unrealized (gains) losses on other investments	(83,247)	39,700
Amortization of fixed maturities	19,054	14,850
Interest in (income) loss of equity method investments	(18,960)	16,475
Amortization of value of business acquired	2,056	3,083
Other amortization and depreciation	31,346	30,481
Share-based compensation expense, net of cash payments	13,950	7,125
Changes in:
Accrued interest receivable	1,760	9,223
Reinsurance recoverable balances on unpaid and paid losses	(161,894)	(353,946)
Deferred acquisition costs	(144,256)	(92,026)
Prepaid reinsurance premiums	(284,411)	(250,988)
Reserve for losses and loss expenses	229,099	438,746
Unearned premiums	1,014,854	797,402
Insurance and reinsurance balances, net	(338,258)	(440,688)
Other items	(2,000)	(65,493)
Net cash provided by operating activities	534,927	105,992

Cash flows from investing activities:
Purchases of:
Fixed maturities, available for sale	(7,528,567)	(5,311,263)
Fixed maturities, held to maturity	(117,175)	—
Equity securities	(66,443)	(15,724)
Mortgage loans	(73,472)	(95,764)
Other investments	(125,534)	(75,803)
Short-term investments	(116,599)	(134,822)
Proceeds from the sale of:
Fixed maturities, available for sale	6,255,928	5,357,595
Equity securities	10,876	86,833
Other investments	172,499	80,235
Short-term investments	124,271	81,215
Proceeds from the redemption of fixed maturities, available for sale	960,936	796,594
Proceeds from the redemption of fixed maturities, held to maturity	118,897	—
Proceeds from redemption of short-term investments	40,868	57,948
Proceeds from the repayment of mortgage loans	10,940	3,951
Purchase of other assets	(14,107)	(28,470)
Net cash provided by (used in) investing activities	(346,682)	802,525

Cash flows from financing activities:
Taxes paid on withholding shares	(9,820)	(8,602)
Dividends paid - common shares	(74,306)	(71,994)
Repurchase of preferred shares	—	(225,000)
Dividends paid - preferred shares	(15,125)	(16,706)
Redemption of senior notes	—	(500,000)
Net cash used in financing activities	(99,251)	(822,302)

Effect of exchange rate changes on foreign currency cash, cash equivalents and restricted cash	(2,783)	(13,839)
Increase in cash, cash equivalents and restricted cash	86,211	72,376
Cash, cash equivalents and restricted cash - beginning of period	1,503,232	1,576,457
Cash, cash equivalents and restricted cash - end of period	$1,589,443	$1,648,833

Supplemental disclosures of cash flow information:
Income taxes paid (refund)	$29,849	$(408)
Interest paid	$29,700	$34,820

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
Significant Accounting Policies
Changes to the Company's significant accounting policies subsequent to its Annual Report on Form 10-K for the year ended December 31, 2020 are noted below:
a)    Investments
Fixed Maturities, Held to Maturity, at Amortized Cost
Fixed maturities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity or redemption. Fixed maturities classified as held to maturity are reported at amortized cost and are presented net of an allowance for expected credit losses. The allowance for expected credit losses is estimated based on the Company’s analysis of projected lifetime losses. The allowance for expected credit losses is recognized in net investment gains (losses) in the consolidated statements of operations. Any adjustment to the allowance for expected credit losses is recognized in the period in which it is determined.
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
The following tables present the underwriting results of the Company's reportable segments, as well as the carrying amounts of allocated goodwill and intangible assets:

	2021			2020
Three months ended and at June 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$1,268,472	$672,714	$1,941,186	$1,037,568	$678,615	$1,716,183
Net premiums written	712,885	490,973	1,203,858	602,761	453,173	1,055,934
Net premiums earned	631,675	525,266	1,156,941	577,019	526,984	1,104,003
Other insurance related income	552	5,265	5,817	755	1,241	1,996
Net losses and loss expenses	(332,175)	(334,298)	(666,473)	(337,367)	(338,894)	(676,261)
Acquisition costs	(106,963)	(112,107)	(219,070)	(116,259)	(112,243)	(228,502)
Underwriting-related general and administrative expenses	(99,569)	(29,392)	(128,961)	(89,751)	(24,073)	(113,824)
Underwriting income	$93,520	$54,734	148,254	$34,397	$53,015	87,412

Net investment income			104,672			45,040
Net investment gains			73,293			53,043
Corporate expenses			(33,491)			(26,828)
Foreign exchange losses			(19,602)			(9,709)
Interest expense and financing costs			(15,235)			(20,595)
Reorganization expenses			—			(392)
Amortization of value of business acquired			(1,028)			(1,285)
Amortization of intangible assets			(3,324)			(2,855)
Income before income taxes and interest in income of equity method investments			$253,539			$123,831

Net losses and loss expenses ratio	52.6%	63.6%	57.6%	58.5%	64.3%	61.3%
Acquisition cost ratio	16.9%	21.3%	18.9%	20.1%	21.3%	20.7%
General and administrative expense ratio	15.8%	5.7%	14.1%	15.6%	4.6%	12.7%
Combined ratio	85.3%	90.6%	90.6%	94.2%	90.2%	94.7%

Goodwill and intangible assets	$315,087	$—	$315,087	$327,095	$—	$327,095

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.    SEGMENT INFORMATION (CONTINUED)

	2021			2020
Six months ended and at June 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$2,371,670	$2,104,997	$4,476,667	$1,978,283	$2,169,058	$4,147,341
Net premiums written	1,420,699	1,562,045	2,982,744	1,184,411	1,550,567	2,734,978
Net premiums earned	1,247,962	1,012,701	2,260,663	1,139,083	1,053,545	2,192,628
Other insurance related income (loss)	967	7,631	8,598	1,403	(8,113)	(6,710)
Net losses and loss expenses	(689,072)	(692,118)	(1,381,190)	(809,180)	(775,155)	(1,584,335)
Acquisition costs	(224,642)	(213,299)	(437,941)	(229,010)	(238,142)	(467,152)
Underwriting-related general and administrative expenses	(202,872)	(58,757)	(261,629)	(190,529)	(53,257)	(243,786)
Underwriting income (loss)	$132,343	$56,158	188,501	$(88,233)	$(21,122)	(109,355)

Net investment income			218,836			138,140
Net investment gains (losses)			102,936			(9,831)
Corporate expenses			(59,231)			(53,926)
Foreign exchange (losses) gains			(23,716)			51,974
Interest expense and financing costs			(30,806)			(44,067)
Reorganization expenses			—			591
Amortization of value of business acquired			(2,056)			(3,083)
Amortization of intangible assets			(6,013)			(5,725)
Income (loss) before income taxes and interest in income (loss) of equity method investments			$388,451			$(35,282)

Net losses and loss expenses ratio	55.2%	68.3%	61.1%	71.0%	73.6%	72.3%
Acquisition cost ratio	18.0%	21.1%	19.4%	20.1%	22.6%	21.3%
General and administrative expense ratio	16.3%	5.8%	14.2%	16.8%	5.0%	13.5%
Combined ratio	89.5%	95.2%	94.7%	107.9%	101.2%	107.1%

Goodwill and intangible assets	$315,087	$—	$315,087	$327,095	$—	$327,095

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS
a)     Fixed Maturities and Equity Securities

Fixed Maturities

The following table provides the amortized cost and fair values of the Company's fixed maturities classified as available for sale:

	Amortized cost	Allowance for expected credit losses	Gross unrealized gains	Gross unrealized losses	Fair value

At June 30, 2021
Available for sale
U.S. government and agency	$2,542,892	$—	$18,830	$(9,782)	$2,551,940
Non-U.S. government	658,176	—	25,177	(2,781)	680,572
Corporate debt	4,358,107	(42)	154,343	(13,014)	4,499,394
Agency RMBS(1)	1,022,259	—	25,789	(3,492)	1,044,556
CMBS(2)	1,097,457	—	48,538	(1,403)	1,144,592
Non-agency RMBS	204,437	(42)	4,016	(922)	207,489
ABS(3)	1,493,549	—	8,488	(2,398)	1,499,639
Municipals(4)	261,482	—	8,776	(140)	270,118
Total fixed maturities, available for sale	$11,638,359	$(84)	$293,957	$(33,932)	$11,898,300

At December 31, 2020
Available for sale
U.S. government and agency	$1,881,489	$—	$38,969	$(1,759)	$1,918,699
Non-U.S. government	632,875	—	38,826	(428)	671,273
Corporate debt	4,408,351	(303)	254,261	(6,358)	4,655,951
Agency RMBS(1)	1,244,727	—	42,170	(688)	1,286,209
CMBS(2)	1,268,273	—	87,598	(2,284)	1,353,587
Non-agency RMBS	136,198	(20)	4,604	(678)	140,104
ABS(3)	1,712,236	—	14,527	(6,685)	1,720,078
Municipals(4)	282,781	—	13,148	(31)	295,898
Total fixed maturities, available for sale	$11,566,930	$(323)	$494,103	$(18,911)	$12,041,799

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
The following table provides the amortized cost and fair values of the Company's fixed maturities classified as held to maturity:

	Amortized cost	Allowance for expected credit losses	Net carrying value	Gross unrealized gains	Gross unrealized losses	Fair value

At June 30, 2021
Held to maturity
ABS(1)	$403,370	$—	$403,370	$123	$(459)	$403,034
Total fixed maturities, held to maturity	$403,370	$—	$403,370	$123	$(459)	$403,034

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

Fixed maturities, held to maturity of $403 million at June 30, 2021 were presented net of an allowance for expected credit losses. The Company's ABS, held to maturity consist of CLO debt tranched securities. The Company uses a scenario-based approach to review its CLO debt portfolio and reviews subordination levels of these securities to determine their ability to absorb credit losses of the underlying collateral. If losses are forecast to be below the subordination level for a tranche held by the Company, the security is determined not to have a credit loss. At June 30, 2021, the allowance for credit losses expected to be recognized over the life of our ABS, held to maturity was $nil.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
Equity Securities

The following table provides the cost and fair values of the Company's equity securities:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
At June 30, 2021
Equity securities
Common stocks	$943	$424	$(415)	$952
Preferred stocks	115	136	—	251
Exchange-traded funds	203,336	107,019	(370)	309,985
Bond mutual funds	267,820	9,188	—	277,008
Total equity securities	$472,214	$116,767	$(785)	$588,196

At December 31, 2020
Equity securities
Common stocks	$10,810	$689	$(557)	$10,942
Preferred stocks	6,301	1,767	—	8,068
Exchange-traded funds	147,794	74,314	(390)	221,718
Bond mutual funds	256,839	20,878	—	277,717
Total equity securities	$421,744	$97,648	$(947)	$518,445

In the normal course of investing activities, the Company actively manages allocations to non-controlling tranches of structured securities which are variable interests issued by Variable Interest Entities ("VIEs"). These structured securities include RMBS, CMBS and ABS.

The Company also invests in limited partnerships which represent 68% of the Company's other investments. The investments in limited partnerships include hedge funds, direct lending funds, private equity funds and real estate funds as well as CLO equity tranched securities, which are variable interests issued by VIEs (refer to Note 3(c) 'Other Investments'). The Company does not have the power to direct the activities that are most significant to the economic performance of these VIEs therefore the Company is not the primary beneficiary of these VIEs.

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

The table below provides the contractual maturities of fixed maturities classified as available for sale:

	Amortized cost	Fair value	% of Total fair value

At June 30, 2021
Maturity
Due in one year or less	$524,297	$531,246	4.5%
Due after one year through five years	4,651,630	4,761,285	40.0%
Due after five years through ten years	2,435,663	2,495,245	21.0%
Due after ten years	209,067	214,248	1.8%
	7,820,657	8,002,024	67.3%
Agency RMBS	1,022,259	1,044,556	8.8%
CMBS	1,097,457	1,144,592	9.6%
Non-agency RMBS	204,437	207,489	1.7%
ABS	1,493,549	1,499,639	12.6%
Total	$11,638,359	$11,898,300	100.0%

At December 31, 2020
Maturity
Due in one year or less	$436,287	$444,527	3.6%
Due after one year through five years	4,165,696	4,335,219	36.0%
Due after five years through ten years	2,344,859	2,489,050	20.7%
Due after ten years	258,654	273,025	2.3%
	7,205,496	7,541,821	62.6%
Agency RMBS	1,244,727	1,286,209	10.7%
CMBS	1,268,273	1,353,587	11.2%
Non-agency RMBS	136,198	140,104	1.2%
ABS	1,712,236	1,720,078	14.3%
Total	$11,566,930	$12,041,799	100.0%

ABS classified as held to maturity with a net carrying value of $403 million (2020: $nil) do not have a single maturity date and cannot be allocated over several maturity groupings.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
 Gross Unrealized Losses

The following table summarizes fixed maturities available for sale in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

At June 30, 2021
Fixed maturities, available for sale
U.S. government and agency	$—	$—	$1,528,019	$(9,782)	$1,528,019	$(9,782)
Non-U.S. government	2,678	(540)	195,003	(2,241)	197,681	(2,781)
Corporate debt	48,590	(1,227)	862,851	(11,787)	911,441	(13,014)
Agency RMBS	4,548	(88)	313,431	(3,404)	317,979	(3,492)
CMBS	7,078	(79)	96,788	(1,324)	103,866	(1,403)
Non-agency RMBS	5,058	(457)	84,771	(465)	89,829	(922)
ABS	49,347	(523)	465,758	(1,875)	515,105	(2,398)
Municipals	—	—	74,459	(140)	74,459	(140)
Total fixed maturities, available for sale	$117,299	$(2,914)	$3,621,080	$(31,018)	$3,738,379	$(33,932)

At December 31, 2020
Fixed maturities, available for sale
U.S. government and agency	$—	$—	$251,606	$(1,759)	$251,606	$(1,759)
Non-U.S. government	16,115	(262)	3,652	(166)	19,767	(428)
Corporate debt	63,640	(2,244)	233,970	(4,114)	297,610	(6,358)
Agency RMBS	6,580	(20)	78,672	(668)	85,252	(688)
CMBS	19,736	(1,012)	70,656	(1,272)	90,392	(2,284)
Non-agency RMBS	5,109	(598)	9,558	(80)	14,667	(678)
ABS	325,436	(4,011)	360,402	(2,674)	685,838	(6,685)
Municipals	—	—	11,881	(31)	11,881	(31)
Total fixed maturities, available for sale	$436,616	$(8,147)	$1,020,397	$(10,764)	$1,457,013	$(18,911)

Fixed Maturities

At June 30, 2021, 1,403 fixed maturities (2020: 719) were in an unrealized loss position of $34 million (2020: $19 million), of which $3 million (2020: $7 million) was related to securities below investment grade or not rated.

At June 30, 2021, 162 fixed maturities (2020: 249) had been in a continuous unrealized loss position for twelve months or greater and had a fair value of $117 million (2020: $437 million).

The unrealized losses of $34 million (2020: $19 million) were due to non-credit factors and were expected to be recovered as the related securities approach maturity.

At June 30, 2021, the Company did not intend to sell the securities in an unrealized loss position and it is more likely than not that the Company will not be required to sell these securities before the anticipated recovery of their amortized costs.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
b) Mortgage Loans

The following table provides details of the Company's mortgage loans, held for investment:

	June 30, 2021		December 31, 2020
	Carrying value	% of Total	Carrying value	% of Total

Mortgage loans, held for investment:
Commercial	$656,056	100%	$593,290	100%
Total mortgage loans, held for investment	$656,056	100%	$593,290	100%

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

The Company has a high quality mortgage loan portfolio with a weighted average debt service coverage ratio of 2.5x (2020: 2.4x) and a weighted average loan-to-value ratio of 60% (2020: 60%). At June 30, 2021, there are no credit losses or past due amounts associated with the commercial mortgage loans held by the Company.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
c) Other Investments

The following tables provide a summary of the Company's other investments, together with additional information relating to the liquidity of each category:

	Fair value		Redemption frequency (if currently eligible)	Redemption notice period

At June 30, 2021
Long/short equity funds	$3,774	—%	Annually	60 days
Multi-strategy funds	108,974	13%	Quarterly, Semi-annually	60-95 days
Direct lending funds	288,404	33%	Quarterly(1)	90 days
Private equity funds	190,465	22%	n/a	n/a
Real estate funds	201,833	23%	Quarterly(2)	45 days
CLO-Equities	7,002	2%	n/a	n/a
Other privately held investments	64,786	7%	n/a	n/a
Overseas deposits	—	—%	n/a	n/a
Total other investments	$865,238	100%

At December 31, 2020
Long/short equity funds	$25,300	3%	Annually	60 days
Multi-strategy funds	121,420	15%	Quarterly, Semi-annually	60-95 days
Direct lending funds	272,131	33%	Quarterly(1)	90 days
Private equity funds	124,706	15%	n/a	n/a
Real estate funds	164,250	20%	Quarterly(2)	45 days
CLO-Equities	6,173	1%	n/a	n/a
Other privately held investments	70,011	8%	n/a	n/a
Overseas deposits	45,165	5%	n/a	n/a
Total other investments	$829,156	100%

n/a - not applicable
(1) Applies to one fund with a fair value of $43 million (2020: $38 million).
(2) Applies to one fund with a fair value of $74 million (2020: $61 million).

Two common redemption restrictions which may impact the Company's ability to redeem hedge funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund's net assets which may otherwise hinder the general partner or investment manager's ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During the six months ended June 30, 2021 and 2020, neither of these restrictions impacted the Company's redemption requests. At June 30, 2021, $4 million (2020: $25 million), representing 3% (2020: 17%) of total hedge funds, relate to holdings where the Company is still within the lockup period. The expiration of this lockup period is March 2022.

At June 30, 2021, the Company had $248 million (2020: $151 million) of unfunded commitments as a limited partner in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from five to fifteen years and the General Partners of certain funds have the option to extend the term by up to three years.
At June 30, 2021, the Company had $21 million (2020: $20 million) of unfunded commitments as a limited partner in multi-strategy hedge funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until after the completion of the funds' investment term. These funds have investment terms ranging from two years to the dissolution of the underlying fund.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
At June 30, 2021, the Company had $224 million (2020: $201 million) of unfunded commitments as a limited partner in funds which invest in real estate and real estate securities and businesses. These funds include an open-ended fund and funds with investment terms ranging from two years to the dissolution of the underlying fund.
At June 30, 2021, the Company had $177 million (2020: $166 million) of unfunded commitments as a limited partner in private equity funds. The life of the funds is subject to the dissolution of the underlying funds. The Company expects the overall holding period to be over five years.

During 2015, the Company made a $50 million commitment as a limited partner of a bank revolver opportunity fund. The fund has an investment term of seven years and the General Partners have the option to extend the term by up to two years. At June 30, 2021, this commitment remains unfunded. It is not anticipated that the full amount of this fund will be drawn.

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

e) Net Investment Income

Net investment income was derived from the following sources:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Fixed maturities	$61,244	$80,459	$130,714	$170,402
Other investments	41,414	(37,580)	83,248	(39,700)
Equity securities	3,100	2,263	5,598	4,387
Mortgage loans	4,355	3,660	8,541	7,713
Cash and cash equivalents	617	2,392	2,953	7,323
Short-term investments	66	366	199	1,863
Gross investment income	110,796	51,560	231,253	151,988
Investment expenses	(6,124)	(6,520)	(12,417)	(13,848)
Net investment income	$104,672	$45,040	$218,836	$138,140

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
f) Net Investment Gains (Losses)

The following table provides an analysis of net investment gains (losses):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Gross realized investment gains
Fixed maturities and short-term investments	$55,695	$51,017	$105,865	$90,948
Equity securities	4,433	22,038	5,002	23,958
Gross realized investment gains	60,128	73,055	110,867	114,906
Gross realized investment losses
Fixed maturities and short-term investments	(8,868)	(55,056)	(28,237)	(77,821)
Equity securities	(27)	(3,120)	(116)	(5,802)
Gross realized investment losses	(8,895)	(58,176)	(28,353)	(83,623)
Change in allowance for expected credit losses	150	13,761	239	(6,257)
Impairment losses(1)	—	(112)	—	(1,302)
Change in fair value of investment derivatives(2)	(847)	154	901	3,316
Net unrealized gains (losses) on equity securities	22,757	24,361	19,282	(36,871)
Net investment gains (losses)	$73,293	$53,043	$102,936	$(9,831)

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
(2) Refer to Note 5 'Derivative Instruments'.

The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Balance at beginning of period	$234	$20,019	$323	$—
Expected credit losses on securities where credit losses were not previously recognized	1	2,357	64	22,376
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	(151)	(6,879)	(256)	(6,879)
Impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—	—	—
Securities sold/redeemed/matured	—	(9,240)	(47)	(9,240)
Balance at end of period	$84	$6,257	$84	$6,257

g) Reverse Repurchase Agreements

At June 30, 2021, the Company held $34 million (2020: $91 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents in the Company's consolidated balance sheets. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, the Company receives principal and interest income. The Company monitors the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The tables below present the financial instruments measured at fair value on a recurring basis for the periods indicated:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At June 30, 2021
Assets
Fixed maturities, available for sale
U.S. government and agency	$2,504,245	$47,695	$—	$—	$2,551,940
Non-U.S. government	—	680,572	—	—	680,572
Corporate debt	—	4,476,668	22,726	—	4,499,394
Agency RMBS	—	1,044,556	—	—	1,044,556
CMBS	—	1,144,592	—	—	1,144,592
Non-agency RMBS	—	207,489	—	—	207,489
ABS	—	1,487,079	12,560	—	1,499,639
Municipals	—	270,118	—	—	270,118
	2,504,245	9,358,769	35,286	—	11,898,300
Equity securities
Common stocks	952	—	—	—	952
Preferred stocks	251	—	—	—	251
Exchange-traded funds	309,985	—	—	—	309,985
Bond mutual funds	—	277,008	—	—	277,008
	311,188	277,008	—	—	588,196
Other investments
Hedge funds (1)	—	—	—	112,748	112,748
Direct lending funds	—	—	—	288,404	288,404
Private equity funds	—	—	—	190,465	190,465
Real estate funds	—	—	—	201,833	201,833
CLO-Equities	—	—	7,002	—	7,002
Other privately held investments	—	—	64,786	—	64,786
Overseas deposits	—	—	—	—	—
	—	—	71,788	793,450	865,238
Short-term investments	—	112,862	—	—	112,862
Other assets
Derivative instruments (refer to Note 5)	—	3,140	—	—	3,140
Total Assets	$2,815,433	$9,751,779	$107,074	$793,450	$13,467,736
Liabilities
Derivative instruments (refer to Note 5)	$—	$10,265	$8,117	$—	$18,382
Cash settled awards (refer to Note 8)	—	5,804	—	—	5,804
Total Liabilities	$—	$16,069	$8,117	$—	$24,186

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

(1) Includes Long/short equity and Multi-strategy funds.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The following table quantifies the significant unobservable inputs used in estimating fair values at June 30, 2021 of investments classified as Level 3 in the fair value hierarchy:

	Fair value	Valuation technique	Unobservable input	Range	Weighted average

Other investments - CLO-Equities	$7,002	Discounted cash flow	Default rates	4.5%	4.5%
			Loss severity rate	50.0%	50.0%
			Collateral spreads	3.0%	3.0%
			Estimated maturity dates	7 years	7 years

Other investments - Other privately held investments	$21,643	Discounted cash flow	Discount rate	1.3%	1.3%
			Default rate	0.5%	0.5%
			Loss absorption yield	1.0%	1.0%
			Estimated maturity date	5 years	5 years

Derivatives - Other underwriting-related derivatives	$(8,117)	Discounted cash flow	Discount rate	0.9%	0.9%

Note: Fixed maturities of $35 million that are classified as Level 3 are excluded from the above table as these securities are priced using broker-dealer quotes. In addition, other privately held investments of $43 million that are classified as Level 3 are excluded from the above table as these investments are priced using capital statements received from investee companies.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The following tables present changes in Level 3 for financial instruments measured at fair value on a recurring basis:

	Opening balance	Transfers into Level 3	Transfers out of Level 3	Included in net income(1)	Included in OCI (2)	Purchases	Sales	Settlements/ distributions	Closing balance	Change in unrealized gains/(losses) (3)

Three months ended June 30, 2021
Fixed maturities, available for sale
Corporate debt	$2,405	$7,000	$—	$—	$21	$13,300	$—	$—	$22,726	$—
CMBS	905	—	—	—	(2)	—	—	(903)	—	—
ABS	7,175	12,382	(7,004)	—	7	—	—	—	12,560	—
	10,485	19,382	(7,004)	—	26	13,300	—	(903)	35,286	—
Other investments
CLO-Equities	6,269	—	—	1,410	—	—	—	(677)	7,002	1,410
Other privately held investments	61,783	—	—	3	—	3,000	—	—	64,786	3
	68,052	—	—	1,413	—	3,000	—	(677)	71,788	1,413
Total assets	$78,537	$19,382	$(7,004)	$1,413	$26	$16,300	$—	$(1,580)	$107,074	$1,413

Other liabilities
Derivative instruments	$8,462	$—	$—	$(345)	$—	$—	$—	$—	$8,117	$(345)
Total liabilities	$8,462	$—	$—	$(345)	$—	$—	$—	$—	$8,117	$(345)

Six months ended June 30, 2021
Fixed maturities
Corporate debt	$2,504	$7,000	$—	$—	$(78)	$13,300	$—	$—	$22,726	$—
CMBS	1,740	—	—	—	13	—	—	(1,753)	—	—
ABS	10,665	18,566	(16,207)	—	36	—	—	(500)	12,560	—
	14,909	25,566	(16,207)	—	(29)	13,300	—	(2,253)	35,286	—
Other investments
CLO-Equities	6,173	—	—	1,980	—	—	—	(1,151)	7,002	1,980
Other privately held investments	70,011	—	—	18,482	—	3,273	(26,980)	—	64,786	1,101
	76,184	—	—	20,462	—	3,273	(26,980)	(1,151)	71,788	3,081
Total assets	$91,093	$25,566	$(16,207)	$20,462	$(29)	$16,573	$(26,980)	$(3,404)	$107,074	$3,081

Other liabilities
Derivative instruments	$9,122	$—	$—	$(1,005)	$—	$—	$—	$—	$8,117	$(1,005)
Total liabilities	$9,122	$—	$—	$(1,005)	$—	$—	$—	$—	$8,117	$(1,005)

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

Three months ended June 30, 2020
Fixed maturities, available for sale
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
Transfers into Level 3 from Level 2

The transfers into Level 3 from Level 2 during the three and six months ended June 30, 2021 and the six months ended June 30, 2020 were primarily due to the lack of observable market inputs and multiple quotes from pricing vendors and broker-dealers for certain fixed maturities. There were no transfers into Level 3 from Level 2 during the three months ended June 30, 2020.

Transfers out of Level 3 into Level 2

The transfers out of Level 3 into Level 2 during the three and six months ended June 30, 2021 were primarily due to the availability of observable market inputs and multiple quotes from pricing vendors for certain fixed maturities. There were no transfers out of Level 3 into Level 2 during the three and six months ended June 30, 2020.

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

For hedge funds, direct lending funds, private equity funds and real estate funds, valuation statements are typically released on a reporting lag. Therefore, the Company estimates the fair value of these funds by starting with the most recent fund valuations and adjusting for capital calls, redemptions, drawdowns and distributions. Return estimates are not available from the relevant fund managers for these funds, therefore the Company typically has a reporting lag in its fair value measurements of these funds. At June 30, 2021 and December 31, 2020 all funds measured at fair value using NAVs are reported on a lag.

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
At June 30, 2021, the carrying values of cash and cash equivalents including restricted amounts, accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated fair values due to their short maturities. As these financial instruments are not actively traded, their fair values are classified as Level 2.

At June 30, 2021, the Company's ABS fixed maturities held to maturity, were recorded at amortized cost with a carrying value of $403 million (2020: $nil) and a fair value of $403 million (2020: $nil). The fair values of these securities are determined using a model which uses prepayment speeds and spreads sourced primarily from the new issue market. As the significant inputs used to price these securities are observable market inputs, their fair values are classified as Level 2.

At June 30, 2021, the carrying value of mortgage loans, held for investment, approximated fair value. The fair values of mortgage loans are primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk or are determined from pricing for similar loans. As mortgage loans are not actively traded, their fair values are classified as Level 3.

At June 30, 2021, the Company's debt was recorded at amortized cost with a carrying value of $1,310 million (2020: $1,310 million) and a fair value of $1,467 million (2020: $1,485 million). The fair value of the Company's debt is based on prices obtained from a third-party pricing service and is determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As the yields for the risk-free yield curve and the spreads are observable market inputs, the fair value of the Company's debt is classified as Level 2.

5.    DERIVATIVE INSTRUMENTS

The following table provides the balance sheet classifications of derivatives recorded at fair value:

	June 30, 2021			December 31, 2020
	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)

Relating to investment portfolio:
Foreign exchange forward contracts	$331,567	$3,080	$309	$105,781	$2	$2,364
Relating to underwriting portfolio:
Foreign exchange forward contracts	1,118,590	60	9,956	1,197,012	18,873	—
Other underwriting-related contracts	75,000	—	8,117	75,000	—	9,122
Total derivatives		$3,140	$18,382		$18,875	$11,486

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

	June 30, 2021			December 31, 2020
	Gross amounts	Gross amounts offset	Net amounts(1)	Gross amounts	Gross amounts offset	Net amounts(1)

Derivative assets	$7,583	$(4,443)	$3,140	$27,765	$(8,890)	$18,875
Derivative liabilities	$22,825	$(4,443)	$18,382	$20,376	$(8,890)	$11,486

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.    DERIVATIVE INSTRUMENTS (CONTINUED)
The following table provides the total unrealized and realized gains (losses) recognized in net income for derivatives not designated as hedges:

	Consolidated statement of operations line item that includes gain (loss) recognized in net income	Three months ended June 30,		Six months ended June 30,
		2021	2020	2021	2020

Relating to investment portfolio:
Foreign exchange forward contracts	Net investment gains (losses)	$(537)	$154	$1,212	$3,316
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange gains (losses)	(604)	(870)	(26,660)	(1,559)
Other underwriting-related contracts	Other insurance related income (losses)	344	470	1,005	(9,730)
Total		$(797)	$(246)	$(24,443)	$(7,973)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES

Reserve Roll-Forward

The following table presents a reconciliation of the Company's beginning and ending gross reserve for losses and loss expenses and net reserves for unpaid losses and loss expenses:

	Six months ended June 30,
	2021	2020

Gross reserve for losses and loss expenses, beginning of period	$13,926,766	$12,752,081
Less reinsurance recoverable on unpaid losses and loss expenses, beginning of period	(4,496,641)	(3,877,756)
Net reserve for unpaid losses and loss expenses, beginning of period	9,430,125	8,874,325

Net incurred losses and loss expenses related to:
Current year	1,393,316	1,593,102
Prior years	(12,126)	(8,767)
	1,381,190	1,584,335

Net paid losses and loss expenses related to:
Current year	(109,482)	(89,724)
Prior years	(1,239,814)	(1,271,987)
	(1,349,296)	(1,361,711)

Foreign exchange and other	68,880	(78,304)

Net reserve for unpaid losses and loss expenses, end of period	9,530,899	9,018,645
Reinsurance recoverable on unpaid losses and loss expenses, end of period	4,626,454	4,160,521
Gross reserve for losses and loss expenses, end of period	$14,157,353	$13,179,166

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
The Company writes business with loss experience generally characterized as low frequency and high severity in nature, which can result in volatility in its financial results. During the six months ended June 30, 2021, the Company recognized catastrophe and weather-related losses, net of reinstatement premiums of $139 million (2020: $336 million).
At June 30, 2021, foreign exchange and other included a reduction in reinsurance recoverable on unpaid losses of $49 million related to the Reinsurance to Close of the 2018 year of account of Syndicate 2007.

Estimates for Significant Catastrophe Events

At June 30, 2021, net reserves for losses and loss expenses included estimated amounts for numerous catastrophe events. The magnitude and complexity of losses arising from certain of these events inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at estimated net reserves for losses and loss expenses. These events include the U.S. Winter Storms Uri and Viola in 2021, the COVID-19 pandemic, Hurricanes Laura, Sally, Zeta and Delta, the Midwest derecho and wildfires across the West Coast of the United States in 2020, Japanese Typhoons Hagibis, Faxai and Tapah, Hurricane Dorian and the Australia Wildfires in 2019 and Hurricanes Michael and Florence, California Wildfires and Typhoon Jebi in 2018. As a result, actual losses for these events may ultimately differ materially from current estimates.

Prior Year Reserve Development

The Company's net favorable prior year reserve development arises from changes to estimates of losses and loss expenses related to loss events that occurred in previous calendar years. The following table presents net prior year reserve development by segment:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)

Insurance	$6,427	$420	$7,932	$4,251
Reinsurance	381	2,235	4,194	4,516
Total	$6,808	$2,655	$12,126	$8,767

The following sections provide further details on net prior year reserve development by segment, reserving class and accident year.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
Insurance Segment:

The following table maps lines of business to reserve classes and the expected claim tails:

Insurance segment
Reserve class and tail

	Property and other	Marine	Aviation	Credit and political risk	Professional lines	Liability

	Short	Short	Short/Medium	Medium	Medium	Long

Reported lines of business
Property	X
Marine		X
Terrorism	X
Aviation			X
Credit and political risk				X
Professional lines					X
Liability						X
Accident and health	X
Discontinued lines - Novae	X				X	X

Prior year reserve development by reserve class was as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)

Property and other	$35,290	$25,117	$50,681	$37,607
Marine	7,348	(1,262)	19,221	(3,464)
Aviation	4,808	2,002	5,844	5,993
Credit and political risk	4,055	(178)	(1,316)	(1,094)
Professional lines	(33,054)	(8,519)	(47,646)	(13,606)
Liability	(12,020)	(16,740)	(18,852)	(21,185)
Total	$6,427	$420	$7,932	$4,251

For the three months ended June 30, 2021, we recognized $6 million of net favorable prior year reserve development, the principal components of which were:
•$35 million of net favorable prior year reserve development on property and other business primarily due to decreases in loss estimates attributable to specific claims related to the 2006 through 2012 accident years, better than expected loss emergence attributable to the 2018 and 2020 catastrophe events and better than expected loss emergence attributable to the accident and health book of business related to the 2019 and 2020 accident years.
•$7 million of net favorable prior year reserve development on marine business primarily due to better than expected loss emergence attributable to cargo and energy offshore books of business mainly related to the 2020 accident year and decreases in loss estimates attributable to specific claims related to the 2006 through 2012 accident years.
•$5 million of net favorable prior year reserve development on aviation business primarily due to better than expected loss emergence related to the 2014 and 2020 accident years.
•$33 million of net adverse prior year reserve development on professional lines business primarily due to reserve strengthening within the International management liability solutions and financial institutions books of businesses mainly related to the 2018 accident year and the U.S. commercial management solutions book of business mainly related to the 2018 and 2019 accident years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
•$12 million of net adverse prior year reserve development on liability business primarily due to reserve strengthening within the program book of business mainly related to the 2018 and 2019 accident years.
For the three months ended June 30, 2020, we recognized $0.4 million of net favorable prior year reserve development, the principal components of which were:
•$25 million of net favorable prior year reserve development on property and other business primarily due to better than expected loss emergence related to the 2019 accident year, better than expected loss emergence attributable to the 2017, 2018 and 2019 catastrophe events and decreases in loss estimates attributable to specific claims related to the 2014, 2016 and 2019 accident years.
•$17 million of net adverse prior year reserve development on liability business primarily due to reserve strengthening within the U.S. excess casualty and programs books of business mainly related to the 2017 and 2018 accident years.
•$9 million of net adverse prior year reserve development on professional lines business primarily due to reserve strengthening related to the 2018 and 2019 accident years.
For the six months ended June 30, 2021, we recognized $8 million of net favorable prior year reserve development, the principal components of which were:
•$51 million of net favorable prior year reserve development on property and other business primarily due to decreases in loss estimates attributable to specific claims related to the 2006 through 2012 accident years and better than expected loss emergence attributable to the accident and health book of business related to the 2019 and 2020 accident years.
•$19 million of net favorable prior year reserve development on marine business primarily due to better than expected loss emergence attributable to cargo and energy offshore books of business mainly related to the 2017 and 2020 accident years and decreases in loss estimates attributable to specific claims related to the 2006 through 2012 accident years.
•$6 million of net favorable prior year reserve development on aviation business primarily due to better than expected loss emergence related to the 2020 accident year.
•$48 million of net adverse prior year reserve development on professional lines business primarily due to reserve strengthening within the International management liability solutions and financial institutions books of businesses mainly related to the 2018 accident year and the U.S. commercial management solutions book of business mainly related to the 2018 and 2019 accident years and European program and European management liability solutions books of business mainly related to the 2018 accident year.
•$19 million of net adverse prior year reserve development on liability business primarily due to reserve strengthening within the program book of business mainly related to the 2018 and 2019 accident years.
For the six months ended June 30, 2020, we recognized $4 million of net favorable prior year reserve development, the principal components of which were:
•$38 million of net favorable prior year reserve development on property and other business primarily due to better than expected loss emergence related to 2018 and 2019 accident years, better than expected loss emergence attributable to the 2017, 2018 and 2019 catastrophe events, and decreases in loss estimates attributable to specific claims related to the 2014, 2016 and 2019 accident years.
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
•$14 million of net adverse prior year reserve development on professional lines business primarily due to reserve strengthening related to the 2018 and 2019 accident years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
Reinsurance Segment:
The following table maps lines of business to reserve classes and the expected claim tails:

Reinsurance segment
Reserve class and tail

	Property and other	Credit and surety	Professional lines	Motor	Liability

	Short	Medium	Medium	Long	Long

Reported lines of business
Catastrophe	X
Property	X
Credit and surety		X
Professional lines			X
Motor				X
Liability					X
Engineering	X
Agriculture	X
Marine and aviation	X
Accident and health	X
Discontinued lines - Novae	X			X	X

Prior year reserve development by reserve class was as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)

Property and other	$12,310	$(4,162)	$13,278	$(8,065)
Credit and surety	(4,917)	10,483	(9,854)	15,335
Professional lines	(8,600)	(4,879)	(10,804)	283
Motor	12,946	4,448	30,086	17,533
Liability	(11,358)	(3,655)	(18,512)	(20,570)
Total	$381	$2,235	$4,194	$4,516

For the three months ended June 30, 2021, we recognized $0.4 million of net favorable prior year reserve development, the principal components of which were:
•$13 million of net favorable prior year reserve development on motor business primarily due to proportional and non-proportional treaty business mainly related to older accident years.
•$12 million of net favorable prior year development on property and other business primarily due to decreases in the loss estimates attributable to specific claims related to the 2009, 2019 and 2020 accident years and better than expected loss emergence attributable to the 2017, 2018 and 2019 catastrophe events.
•$11 million of net adverse prior year reserve development on liability business primarily due to reserve strengthening within the commercial auto liability book of business related to the 2018 accident year.
•$9 million of net adverse prior year reserve development on professional lines business primarily due to reserve strengthening within the North America books of business related to the 2018 and 2019 accident years.
•$5 million of net adverse prior year reserve development on credit and surety business primarily due to reserve strengthening within the European and Latin American surety books of business related to the 2015 through 2018 accident years.

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
•$5 million of net adverse prior year reserve development on professional lines business primarily due to reserve strengthening related to the 2015 to 2017 accident years.
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
For the six months ended June 30, 2021, we recognized $4 million of net favorable prior year reserve development, the principal components of which were:
•$30 million of net favorable prior year reserve development on motor business primarily due to proportional and non-proportional treaty business mainly related to older accident years and the 2016 accident year.
•$13 million of net favorable prior year development on property and other business primarily due to decreases in the loss estimates attributable to specific claims related to the 2009, 2019 and 2020 accident years and better than expected loss emergence attributable to the 2017, 2018 and 2019 catastrophe events.
•$19 million of net adverse prior year reserve development on liability business primarily due to an increase in the loss estimate attributable to a specific large loss related to the 2017 accident year and reserve strengthening within the commercial auto liability book of business related to the 2018 accident year.
•$11 million of net adverse prior year reserve development on professional lines business primarily due to reserve strengthening within the North America books of business related to the 2017 and 2019 accident years.
•$10 million of net adverse prior year reserve development on credit and surety business primarily due to reserve strengthening within the European and Latin American surety books of business related to the 2015 through 2018 accident years and an increase in the loss estimate attributable to a specific large loss related to the 2020 accident year.
For the six months ended June 30, 2020, we recognized $5 million of net favorable prior year reserve development, the principal components of which were:
•$18 million of net favorable prior year reserve development on motor business primarily due to non-proportional treaty business mainly related to the 2016 and older accident years.
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.    EARNINGS PER COMMON SHARE
The following table presents a comparison of earnings (loss) per common share and earnings (loss) per diluted common share:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Earnings (loss) per common share
Net income (loss)	$235,473	$120,040	$358,770	$(57,783)
Less: Preferred share dividends	7,563	7,563	15,125	15,125
Net income (loss) available (attributable) to common shareholders	227,910	112,477	343,645	(72,908)
Weighted average common shares outstanding	84,764	84,303	84,640	84,198
Earnings (loss) per common share	$2.69	$1.33	$4.06	$(0.87)

Earnings (loss) per diluted common share
Net income (loss) available (attributable) to common shareholders	$227,910	$112,477	$343,645	$(72,908)

Weighted average common shares outstanding	84,764	84,303	84,640	84,198
Share-based compensation plans(1)	503	297	477	—
Weighted average diluted common shares outstanding	85,267	84,600	85,117	84,198

Earnings (loss) per diluted common share	$2.67	$1.33	$4.04	$(0.87)

Weighted average anti-dilutive shares excluded from the dilutive computation	445	1,391	1,071	1,098

(1) Due to the net loss attributable to common shareholders recognized for the six months ended June 30, 2020, the share equivalents were anti-dilutive.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.    SHARE-BASED COMPENSATION
Performance Restricted Stock Units

Performance Restricted Stock Units granted in 2021
Performance restricted stock units granted in 2021 include a market condition which is the Company’s total shareholder return relative to its peer group ("Relative TSR") over the performance period. Relative TSR is calculated in accordance with the terms of the applicable award agreement. If performance goals are achieved, these awards will cliff vest at the end of a three-year performance period within a range of 0% to 200% of target. Performance restricted stock units granted in 2021 were share-settled awards.

Valuation assumptions

The fair value of performance restricted stock units granted in 2021 was measured on the grant date using a Monte Carlo simulation model.

The following table provides details of the significant inputs used in the Monte Carlo simulation model:

Six months ended June 30,	2021

Expected volatility	32.99%
Expected term (in years)	3.0
Expected dividend yield	n/a
Risk-free interest rate	0.17%

Beginning share price: The beginning share price is based on the average closing share price over the 10 trading days preceding and including the start of the performance period.

Ending share price: The ending share price is based on the average closing share price over the 10 trading days preceding and including the end of the performance period.

Expected volatility: The expected volatility is estimated based on the Company's historical share price volatility.

Expected term: Performance is measured from January 1, 2021 to December 31, 2023.

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

Performance Restricted Stock Units granted in 2020 and 2019
Performance restricted stock units granted in 2020 and 2019 include a market condition which is the Company’s total shareholder return relative to its peer group ("Relative TSR") over the performance period. Relative TSR is calculated in accordance with the terms of the applicable award agreement. If performance goals are achieved, these awards will cliff vest at the end of a three-year performance period within a range of 75% to 125% of target. Performance restricted stock units granted in 2020 and 2019 were share-settled awards.

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

Performance Restricted Stock Units granted in 2018
Performance restricted stock units granted in 2018 included a performance condition which was growth in the Company’s book value per diluted common share adjusted for dividends over three years compared to its peer group. Growth in book value per diluted common share adjusted for dividends was calculated in accordance with the terms of the applicable award agreements. Where performance goals were achieved, these awards cliff vested at the end of a three-year performance period within a range of 0% to 200% of target. Performance restricted stock units granted in 2018 were share-settled awards.

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

Share-Settled Awards

The following table provides an activity summary of the Company's share-settled restricted stock units for the six months ended June 30, 2021:

	Share-Settled Performance Restricted Stock Units		Share-Settled Service Restricted Stock Units
	Number of restricted stock units	Weighted average grant date fair value	Number of restricted stock units	Weighted average grant date fair value

Non-vested restricted stock units - beginning of period	289	$55.92	1,501	$56.50
Granted	122	49.04	1,192	47.95
Vested	(66)	48.89	(546)	56.45
Forfeited	(4)	62.26	(58)	56.10
Non-vested restricted stock units - end of period	341	$54.74	2,089	$51.65

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.    SHARE-BASED COMPENSATION (CONTINUED)
Cash-Settled awards

The following table provides an activity summary of the Company's cash-settled restricted stock units for the six months ended June 30, 2021:

Cash-Settled Service Restricted Stock Units
Number of restricted stock units

Non-vested restricted stock units - beginning of period	471
Granted	—
Vested	(223)
Forfeited	(17)
Non-vested restricted stock units - end of period	231

The following table provides additional information related to share-based compensation:

Six months ended June 30,	2021	2020

Share-based compensation expense(1)	$25,080	$25,410
Tax benefits associated with share-based compensation expense	$4,075	$3,995
Liability for cash-settled restricted stock units(2)	$5,804	$7,675
Fair value of restricted stock units vested(3)	$41,671	$46,490
Unrecognized share-based compensation expense	$107,267	$98,005
Expected weighted average period associated with the recognition of unrecognized share-based compensation expense	2.8 years	2.7 years

(1) Related to share-settled restricted stock units and cash-settled restricted stock units.
(2) Included in other liabilities in the consolidated balance sheets.
(3) Fair value is based on the closing price of the Company's common shares on the vest date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.    SHAREHOLDERS' EQUITY
The following table presents changes in common shares issued and outstanding:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Shares issued, balance at beginning of period	176,580	176,580	176,580	176,580
Shares issued	—	—	—	—
Total shares issued at end of period	176,580	176,580	176,580	176,580

Treasury shares, balance at beginning of period	(91,827)	(92,282)	(92,227)	(92,621)
Shares repurchased	(8)	(3)	(197)	(153)
Shares reissued	22	11	611	500
Total treasury shares at end of period	(91,813)	(92,274)	(91,813)	(92,274)

Total shares outstanding	84,767	84,306	84,767	84,306

Treasury Shares
The following table presents common shares repurchased from shares held in Treasury:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

In the open market:
Total shares	—	—	—	—
Total cost	$—	$—	$—	$—
Average price per share(1)	$—	$—	$—	$—

From employees:(2)
Total shares	8	3	197	153
Total cost	$439	$110	$9,819	$8,602
Average price per share(1)	$53.08	$36.77	$49.87	$56.05

Total shares repurchased:
Total shares	8	3	197	153
Total cost	$439	$110	$9,819	$8,602
Average price per share(1)	$53.08	$36.77	$49.87	$56.05

(1) Calculated using whole numbers.
(2)  Shares are repurchased from employees to satisfy withholding tax liabilities related to the vesting of share-settled restricted stock units.
Dividends
The following table presents dividends declared and paid related to the Company's common and preferred shares:

	Per share data
	Dividends declared	Dividends paid in period of declaration	Dividends paid in period following declaration

Three months ended June 30, 2021
Common shares	$0.42	$—	$0.42
Series E preferred shares	$34.38	$—	$34.38

Three months ended June 30, 2020
Common shares	$0.41	$—	$0.41
Series E preferred shares	$34.38	$—	$34.38

Six months ended June 30, 2021
Common shares	$0.84	$0.42	$0.42
Series E preferred shares	$68.75	$34.38	$34.38

Six months ended June 30, 2020
Common shares	$0.82	$0.41	$0.41
Series E preferred shares	$68.75	$34.38	$34.38

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12.    OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the tax effects allocated to each component of other comprehensive income (loss):

	2021			2020
	Before tax amount	Income tax (expense) benefit	Net of tax amount	Before tax amount	Income tax (expense) benefit	Net of Tax Amount

Three months ended June 30,
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	$56,694	$(5,821)	$50,873	$412,802	$(41,514)	$371,288
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	(179)	—	(179)	3,342	(130)	3,212
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	(46,704)	3,984	(42,720)	(9,610)	2,794	(6,816)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	9,811	(1,837)	7,974	406,534	(38,850)	367,684
Foreign currency translation adjustment	3,482	—	3,482	3,834	—	3,834
Total comprehensive income, net of tax	$13,293	$(1,837)	$11,456	$410,368	$(38,850)	$371,518

Six months ended June 30,
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	$(139,268)	$18,297	$(120,971)	$140,018	$(22,050)	$117,968
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	(237)	—	(237)	(2,757)	(272)	(3,029)
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	(77,579)	5,978	(71,601)	(5,484)	4,325	(1,159)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(217,084)	24,275	(192,809)	131,777	(17,997)	113,780
Foreign currency translation adjustment	4,731	—	4,731	(3,891)	—	(3,891)
Total other comprehensive income (loss), net of tax	$(212,353)	$24,275	$(188,078)	$127,886	$(17,997)	$109,889

The following table presents details of amounts reclassified from accumulated other comprehensive income ("AOCI") to net income (loss):

		Amount reclassified from AOCI(1)
AOCI Components	Consolidated statement of operations line item that includes reclassification adjustment	Three months ended June 30,		Six months ended June 30,
		2021	2020	2021	2020

Unrealized gains (losses) on available for sale investments
	Other realized gains (losses)	$46,704	$9,722	$77,579	$6,786
	Impairment losses	—	(112)	—	(1,302)
	Total before tax	46,704	9,610	77,579	5,484
	Income tax (expense) benefit	(3,984)	(2,794)	(5,978)	(4,325)
	Net of tax	$42,720	$6,816	$71,601	$1,159

(1)     Amounts in parentheses are charges to net income (loss).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.    RELATED PARTY TRANSACTIONS

At June 30, 2021, the Company has invested $14 million in co-investments with Rialto Real Estate Fund IV-Property, a fund managed by a portfolio company of Stone Point's private equity fund, Trident VII L.P.

At June 30, 2021, the Company has invested $6 million in Stone Point Credit Corporation.

On June 29, 2021, the Company invested $10 million in 7.25% fixed to floating rate, senior unsecured notes due 2031, issued by Harrington.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2021 and 2020 and our financial condition at June 30, 2021 and December 31, 2020. This should be read in conjunction with Item 1 'Consolidated Financial Statements' of this report and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020. Tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

SECOND QUARTER 2021 FINANCIAL HIGHLIGHTS

Second Quarter 2021 Consolidated Results of Operations

•Net income available to common shareholders of $228 million, or $2.69 per common share, and $2.67 per diluted common share
•Operating income(1) of $171 million, or $2.00 per diluted common share(1)
•Gross premiums written of $1.9 billion
•Net premiums written of $1.2 billion
•Net premiums earned of $1.2 billion
•Pre-tax catastrophe and weather-related losses, net of reinsurance of $29 million (Insurance: $11 million and Reinsurance: $17 million), or 2.5 points on the current accident year loss ratio, primarily attributable to weather-related events.
•Net favorable prior year reserve development of $7 million
•Underwriting income(2) of $148 million and combined ratio of 90.6%
•Net investment income of $105 million
•Net investment gains of $73 million
•Foreign exchange losses of $20 million
Second Quarter 2021 Consolidated Financial Condition
•Total cash and investments of $16.1 billion; fixed maturities, cash and short-term securities comprise 87% of total cash and investments and have an average credit rating of AA-
•Total assets of $27.6 billion
•Reserve for losses and loss expenses of $14.2 billion and reinsurance recoverable on unpaid and paid losses and loss expenses of $5.1 billion
•Total debt of $1.3 billion and debt to total capital ratio(3) of 19.6%
•Common shareholders’ equity of $4.8 billion; book value per diluted common share of $55.50

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
We provide our clients and distribution partners with a broad range of risk transfer products and services, and meaningful capacity, backed by excellent financial strength. We manage our portfolio holistically, aiming to construct the optimum portfolio of risks, consistent with our risk appetite and the development of our franchise. We nurture an ethical, entrepreneurial, disciplined and diverse culture that promotes outstanding client service, intelligent risk taking and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a global leader in specialty risks. The execution of our business strategy for the first six months of 2021 included the following:

•increasing our relevance in a select number of attractive specialty lines insurance and treaty reinsurance markets including U.S. excess and surplus lines, North America professional lines and Lloyd's specialty insurance business;

•continuing the implementation of a more focused distribution strategy;

•re-balancing our portfolio towards less volatile lines of business that carry attractive rates;

•improving the effectiveness and efficiency of our operating platforms and processes;

•investing in data and technology capabilities, and tools to empower our underwriters and enhance the service that we provide to our customers;

•utilizing reinsurance markets and third party capital relationships; and

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

Rates, terms and conditions across virtually all insurance lines and geographies continued to see improvement through the second quarter of 2021. We expect many specialty segments will continue to experience further pricing improvements through the course of 2021 as carriers assess pricing adequacy, portfolio construction and account preferences. As insurance market conditions continue to improve, capacity and capital remains available and willing to support business across a broad range of return hurdles. In this market environment, we are focusing on those lines of business and market segments that are adequately priced, and we are trading off growth for profitability in other areas.

The reinsurance market is also experiencing an improvement in rates and terms and conditions. These improvements are due to a combination of pressures on the industry, including near-term drivers such as the failure of the industry to meet the cost of capital in the last four years, the increased frequency of natural catastrophe events, together with long term drivers such as the pressure on reserve adequacy levels, low interest rates and the uncertainty related to social inflation. Balanced with the case for change is the very strong industry capitalization, which dampens the impact. We believe the improvements will translate into a healthier and more profitable market. This environment requires a combination of strong underwriting discipline and portfolio management mixed with smart incremental growth where returns are attractive. We have repositioned our portfolio during the last several years and believe our business is well-positioned to sustain long term and profitable relationships with clients.

We are encouraged by the pricing improvements that we are seeing across both the insurance and reinsurance segments. While there is positive rate momentum across most lines and markets, not all lines are at adequate levels and, in multiple cases, more rate is needed to deliver adequate returns, particularly given recent high loss experience in the market, the COVID-19 pandemic and ongoing lower interest rates. Where prices appropriately reflect these trends to deliver adequate profitability we will look to grow within our risk and volatility guidelines. With the most balanced book in the history of our company, we believe AXIS is well positioned to drive profitable growth within the current market environment.

CONSOLIDATED RESULTS OF OPERATIONS

	Three months ended June 30,			Six months ended June 30,
	2021	% Change	2020	2021	% Change	2020

Underwriting revenues:
Gross premiums written	$1,941,186	13%	$1,716,183	$4,476,667	8%	$4,147,341
Net premiums written	1,203,858	14%	1,055,934	2,982,744	9%	2,734,978
Net premiums earned	1,156,941	5%	1,104,003	2,260,663	3%	2,192,628
Other insurance related income (loss)	5,817	nm	1,996	8,598	nm	(6,710)
Underwriting expenses:
Net losses and loss expenses	(666,473)	(1%)	(676,261)	(1,381,190)	(13%)	(1,584,335)
Acquisition costs	(219,070)	(4%)	(228,502)	(437,941)	(6%)	(467,152)
Underwriting-related general and administrative expenses(1)	(128,961)	13%	(113,824)	(261,629)	7%	(243,786)
Underwriting income (loss)	$148,254		$87,412	$188,501		$(109,355)

Net investment income	104,672	nm	45,040	218,836	58%	138,140
Net investment gains (losses)	73,293	38%	53,043	102,936	nm	(9,831)
Corporate expenses(1)	(33,491)	25%	(26,828)	(59,231)	10%	(53,926)
Foreign exchange (losses) gains	(19,602)	nm	(9,709)	(23,716)	nm	51,974
Interest expense and financing costs	(15,235)	(26%)	(20,595)	(30,806)	(30%)	(44,067)
Reorganization expenses	—	nm	(392)	—	nm	591
Amortization of value of business acquired	(1,028)	(20%)	(1,285)	(2,056)	(33%)	(3,083)
Amortization of intangible assets	(3,324)	16%	(2,855)	(6,013)	5%	(5,725)
Income (loss) before income taxes and interest in income (loss) of equity method investments	253,539		123,831	388,451		(35,282)
Income tax expense	(27,865)	nm	(10,893)	(48,641)	nm	(6,026)
Interest in income (loss) of equity method investments	9,799	38%	7,102	18,960	nm	(16,475)
Net income (loss)	$235,473		$120,040	$358,770		$(57,783)
Preferred share dividends	(7,563)	—%	(7,563)	(15,125)	—%	(15,125)
Net income (loss) available (attributable) to common shareholders	$227,910		$112,477	$343,645		$(72,908)

nm – not meaningful is defined as a variance greater than +/-100%

(1)Underwriting-related general and administrative expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most comparable GAAP financial measure, also included corporate expenses of $33,491 and $26,828 for the three months ended June 30, 2021 and 2020, respectively, and $59,231 and $53,926 for the six months ended June 30, 2021 and 2020, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for further details on corporate expenses. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures Reconciliation' for further details.

Underwriting Revenues

Underwriting revenues by segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2021	% Change	2020	2021	% Change	2020

Gross premiums written:
Insurance	$1,268,472	22%	$1,037,568	$2,371,670	20%	$1,978,283
Reinsurance	672,714	(1%)	678,615	2,104,997	(3%)	2,169,058
Total gross premiums written	$1,941,186	13%	$1,716,183	$4,476,667	8%	$4,147,341

Percent of gross premiums written ceded
Insurance	44%	2 pts	42%	40%	0 pt	40%
Reinsurance	27%	(6 pts)	33%	26%	(3 pts)	29%
Total percent of gross premiums ceded	38%	(1 pt)	39%	33%	(1 pt)	34%

Net premiums written:
Insurance	$712,885	18%	$602,761	$1,420,699	20%	$1,184,411
Reinsurance	490,973	8%	453,173	1,562,045	1%	1,550,567
Total net premiums written	$1,203,858	14%	$1,055,934	$2,982,744	9%	$2,734,978

Net premiums earned:
Insurance	$631,675	9%	$577,019	$1,247,962	10%	$1,139,083
Reinsurance	525,266	—%	526,984	1,012,701	(4%)	1,053,545
Total net premiums earned	$1,156,941	5%	$1,104,003	$2,260,663	3%	$2,192,628

Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations - Results by Segment' for further details on underwriting revenues.

Underwriting Expenses

The components of the combined ratio were as follows:

	Three months ended June 30,			Six months ended June 30,
	2021	% Point Change	2020	2021	% Point Change	2020

Current accident year loss ratio excluding catastrophe and weather-related losses	55.7%	(2.3)	58.0%	55.4%	(2.1)	57.5%
Catastrophe and weather-related losses ratio	2.5%	(1.0)	3.5%	6.2%	(9.0)	15.2%
Current accident year loss ratio	58.2%	(3.3)	61.5%	61.6%	(11.1)	72.7%
Prior year reserve development ratio	(0.6%)	(0.4)	(0.2%)	(0.5%)	(0.1)	(0.4%)
Net losses and loss expenses ratio	57.6%	(3.7)	61.3%	61.1%	(11.2)	72.3%
Acquisition cost ratio	18.9%	(1.8)	20.7%	19.4%	(1.9)	21.3%
General and administrative expense ratio(1)	14.1%	1.4	12.7%	14.2%	0.7	13.5%
Combined ratio	90.6%	(4.1)	94.7%	94.7%	(12.4)	107.1%

(1) The general and administrative expense ratio included corporate expenses not allocated to underwriting segments of 2.9% and 2.4% for the three months ended June 30, 2021 and 2020, respectively, and 2.6% and 2.5% for the six months ended June 30, 2021 and 2020, respectively Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for further details.

Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations - Results by Segment' for further details on underwriting expenses.

RESULTS BY SEGMENT

Insurance Segment

Results for the insurance segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2021	% Change	2020	2021	% Change	2020

Revenues:
Gross premiums written	$1,268,472	22%	$1,037,568	$2,371,670	20%	$1,978,283
Net premiums written	712,885	18%	602,761	1,420,699	20%	1,184,411
Net premiums earned	631,675	9%	577,019	1,247,962	10%	1,139,083
Other insurance related income	552	(27%)	755	967	(31%)	1,403

Expenses:
Current accident year net losses and loss expenses	(338,602)		(337,787)	(697,004)		(813,431)
Prior year reserve development	6,427		420	7,932		4,251
Acquisition costs	(106,963)		(116,259)	(224,642)		(229,010)
Underwriting-related general and administrative expenses	(99,569)		(89,751)	(202,872)		(190,529)

Underwriting income (loss)	$93,520		$34,397	$132,343		$(88,233)

Ratios:		% Point Change			% Point Change
Current accident year loss ratio excluding catastrophe and weather-related losses	51.8%	(3.8)	55.6%	52.1%	(2.8)	54.9%
Catastrophe and weather-related losses ratio	1.8%	(1.1)	2.9%	3.8%	(12.7)	16.5%
Current accident year loss ratio	53.6%	(4.9)	58.5%	55.9%	(15.5)	71.4%
Prior year reserve development ratio	(1.0%)	(1.0)	—%	(0.7%)	(0.3)	(0.4%)
Net losses and loss expenses ratio	52.6%	(5.9)	58.5%	55.2%	(15.8)	71.0%
Acquisition cost ratio	16.9%	(3.2)	20.1%	18.0%	(2.1)	20.1%
Underwriting-related general and administrative expense ratio	15.8%	0.2	15.6%	16.3%	(0.5)	16.8%
Combined ratio	85.3%	(8.9)	94.2%	89.5%	(18.4)	107.9%

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended June 30,					Six months ended June 30,
	2021		2020		% Change	2021		2020		% Change

Property	$320,393	26%	$278,841	27%	15%	$582,179	25%	$502,444	25%	16%
Marine	114,061	9%	116,398	11%	(2%)	302,009	13%	272,694	14%	11%
Terrorism	12,339	1%	11,008	1%	12%	32,083	1%	27,528	1%	17%
Aviation	29,742	2%	23,794	2%	25%	50,143	2%	41,024	2%	22%
Credit and political risk	43,140	3%	28,002	3%	54%	80,592	3%	75,677	4%	6%
Professional lines	463,796	37%	346,338	33%	34%	801,561	34%	604,729	31%	33%
Liability	241,630	19%	204,398	20%	18%	434,781	18%	375,276	19%	16%
Accident and health	43,481	3%	27,419	3%	59%	88,328	4%	78,480	4%	13%
Discontinued lines - Novae	(110)	—%	1,370	—%	nm	(6)	—%	431	—%	nm
Total	$1,268,472	100%	$1,037,568	100%	22%	$2,371,670	100%	$1,978,283	100%	20%

nm – not meaningful

Gross premiums written for the three months ended June 30, 2021 increased by $231 million, or 22% ($214 million, or 21%, on a constant currency basis(1)), compared to the three months ended June 30, 2020. The increase was primarily attributable to professional lines, property, liability, accident and health, credit and political risk, and aviation lines.

The increases in professional lines, property, and liability lines were due to new business and favorable rate changes. The increases in accident and health, and credit and political risk lines was due to new business. In addition, the increase in credit and political risk lines was due to premium adjustments. The increase in aviation lines was due to premium adjustments, a timing difference and favorable rate.

Gross premiums written for the six months ended June 30, 2021 increased by $393 million, or 20% ($368 million, or 19%, on a constant currency basis(1)), compared to the six months ended June 30, 2020. The increase was primarily attributable to professional lines, property, liability, marine, accident and health, and aviation lines.

The increases in professional lines, property, liability, and marine lines were due to new business and favorable rate changes. The increase in accident and health lines was due to new business. The increase in aviation lines was due to premium adjustments, a timing difference and favorable rate..

Ceded Premiums Written

Ceded premiums written for the three months ended June 30, 2021, was $556 million, or 44%, of gross premiums written, compared to $435 million, or 42%, of gross premiums written for the three months ended June 30, 2020. The increase in ceded premiums written of $121 million, or 28%, was primarily driven by increases in professional lines, property, liability, accident and health, and credit and political risk lines.

Ceded premiums written for the six months ended June 30, 2021, was $951 million, or 40%, of gross premiums written, compared to $794 million, or 40%, of gross premiums written for the six months ended June 30, 2020. The increase in ceded premiums written of $157 million, or 20%, was primarily driven by increases in professional lines, property, liability, and accident and health lines, partially offset by a decrease in marine lines.

(1) Amounts presented on a constant currency basis are non-GAAP financial measures as defined in Item10 (e) of SEC Regulation S-K. The constant currency basis is calculated by applying the average foreign exchange rate from the current year to the prior year balance.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended June 30,					Six months ended June 30,
	2021		2020		% Change	2021		2020		% Change

Property	$155,768	22%	$156,876	27%	(1%)	$316,867	25%	$307,158	26%	3%
Marine	86,483	14%	75,760	13%	14%	171,873	14%	143,704	13%	20%
Terrorism	10,971	2%	10,584	2%	4%	24,752	2%	22,947	2%	8%
Aviation	23,407	4%	17,422	3%	34%	41,127	3%	32,199	3%	28%
Credit and political risk	22,770	4%	27,851	5%	(18%)	43,770	4%	53,938	5%	(19%)
Professional lines	212,009	34%	172,140	30%	23%	415,268	33%	351,211	31%	18%
Liability	85,371	14%	79,468	14%	7%	163,083	13%	158,035	14%	3%
Accident and health	34,826	6%	35,304	6%	(1%)	71,022	6%	68,863	6%	3%
Discontinued lines - Novae	70	—%	1,614	—%	nm	200	—%	1,028	—%	nm
Total	$631,675	100%	$577,019	100%	9%	$1,247,962	100%	$1,139,083	100%	10%

nm – not meaningful

Net premiums earned for the three months ended June 30, 2021 increased by $55 million, or 9% ($42 million, or 7%, on a constant currency basis), compared to the three months ended June 30, 2020. The increase was primarily driven by increases in gross premiums earned in professional lines, liability, marine, and aviation lines, partially offset by increases in ceded premiums earned in professional lines and liability lines, and a decrease in gross premiums earned in credit and political risk lines.

Net premiums earned for the six months ended June 30, 2021 increased by $109 million, or 10% ($89 million, or 8%, on a constant currency basis), compared to the six months ended June 30, 2020. The increase was primarily driven by increases in gross premiums earned in professional lines, marine, property, and aviation lines, together with a decrease in ceded premiums earned in marine lines, partially offset by increases in ceded premiums earned in professional lines and property lines.

Loss Ratio

The components of the loss ratio were as follows:

	Three months ended June 30,			Six months ended June 30,
	2021	% Point Change	2020	2021	% Point Change	2020

Current accident year loss ratio	53.6%	(4.9)	58.5%	55.9%	(15.5)	71.4%
Prior year reserve development ratio	(1.0%)	(1.0)	—%	(0.7%)	(0.3)	(0.4%)
Loss ratio	52.6%	(5.9)	58.5%	55.2%	(15.8)	71.0%

Current Accident Year Loss Ratio

The current accident year loss ratio decreased to 53.6% and 55.9% for the three and six months ended June 30, 2021, respectively, from 58.5% and 71.4% for the three and six months ended June 30, 2020, respectively.

The decrease in the current accident year loss ratio for three and six months ended June 30, 2021, compared to the same period in 2020, was impacted by a lower level of catastrophe and weather-related losses. During the three months ended June 30, 2021, catastrophe and weather-related losses were $11 million, or 1.8 points, primarily attributable to weather-related events. During the six months ended June 30, 2021, catastrophe and weather-related losses were $47 million, or 3.8 points, primarily attributable to Winter Storms Uri and Viola, and other weather-related events. Comparatively, during the three and six months ended June 30, 2020, catastrophe and weather-related losses, net of reinstatement premiums, were $16 million, or 2.9 points and $193 million, or 16.5 points, respectively.

After adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio decreased to 51.8% for the three months ended June 30, 2021, from 55.6% for the three months ended June 30, 2020. The decrease in the current accident year loss ratio, after adjusting for the impact of the catastrophe and weather-related losses was principally due to the impact of favorable pricing over loss trends in liability, and property lines, and improved loss experience in property lines largely associated with repositioning the portfolio, and improved loss experience in marine lines.

After adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio decreased to 52.1% for the six months ended June 30, 2021, from 54.9% for the six months ended June 30, 2020. The decrease in the current accident year loss ratio, after adjusting for the impact of the catastrophe and weather-related losses was principally due to the impact of favorable pricing over loss trends in professional lines, liability, and property lines, and improved loss experience in property lines largely associated with repositioning the portfolio.

Prior Year Reserve Development

Refer to Item 1, Note 6 to the Consolidated Financial Statements 'Reserve for losses and loss expenses' for details on the reserve classes, the expected claims tails and prior year development.

Acquisition Cost Ratio

The acquisition cost ratio decreased to 16.9% and 18.0% for the three and six months ended June 30, 2021, respectively, from 20.1% and 20.1% for the three and six months ended June 30, 2020, respectively, principally related to changes in business mix and an increase in ceding commissions.

Underwriting-Related General and Administrative Expense Ratio

The underwriting-related general and administrative expense ratio of 15.8% for the three months ended June 30, 2021, was comparable to 15.6% for the three months ended June 30, 2020.

The underwriting-related general and administrative expense ratio decreased to 16.3% for the six months ended June 30, 2021, from 16.8% for the six months ended June 30, 2020, mainly driven by an increase in net premiums earned, partially offset by an increase in personnel costs and a decrease in fees related to arrangements with strategic capital partners.

Reinsurance Segment

Results from the reinsurance segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2021	% Change	2020	2021	% Change	2020

Revenues:
Gross premiums written	$672,714	(1%)	$678,615	$2,104,997	(3%)	$2,169,058
Net premiums written	490,973	8%	453,173	1,562,045	1%	1,550,567
Net premiums earned	525,266	—%	526,984	1,012,701	(4%)	1,053,545
Other insurance related income (loss)	5,265	nm	1,241	7,631	nm	(8,113)

Expenses:
Current accident year net losses and loss expenses	(334,679)		(341,129)	(696,312)		(779,671)
Prior year reserve development	381		2,235	4,194		4,516
Acquisition costs	(112,107)		(112,243)	(213,299)		(238,142)
Underwriting-related general and administrative expenses	(29,392)		(24,073)	(58,757)		(53,257)

Underwriting income (loss)	$54,734		$53,015	$56,158		$(21,122)
Ratios:		% Point Change			% Point Change
Current accident year loss ratio excluding catastrophe and weather-related losses	60.4%	(0.2)	60.6%	59.5%	(0.9)	60.4%
Catastrophe and weather-related losses ratio	3.3%	(0.8)	4.1%	9.3%	(4.3)	13.6%
Current accident year loss ratio	63.7%	(1.0)	64.7%	68.8%	(5.2)	74.0%
Prior year reserve development ratio	(0.1%)	0.3	(0.4%)	(0.5%)	(0.1)	(0.4%)
Net losses and loss expenses ratio	63.6%	(0.7)	64.3%	68.3%	(5.3)	73.6%
Acquisition cost ratio	21.3%	—	21.3%	21.1%	(1.5)	22.6%
Underwriting-related general and administrative expense ratio	5.7%	1.1	4.6%	5.8%	0.8	5.0%
Combined ratio	90.6%	0.4	90.2%	95.2%	(6.0)	101.2%

nm – not meaningful

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended June 30,					Six months ended June 30,
	2021		2020		% Change	2021		2020		% Change

Catastrophe	$133,089	18%	$189,706	30%	(30%)	$384,045	18%	$451,990	20%	(15%)
Property	44,325	7%	54,763	8%	(19%)	170,780	8%	187,952	9%	(9%)
Credit and surety	37,413	6%	50,332	7%	(26%)	120,634	6%	151,070	7%	(20%)
Professional lines	148,398	22%	111,725	16%	33%	279,653	13%	235,295	11%	19%
Motor	39,781	6%	42,970	6%	(7%)	263,304	13%	322,102	15%	(18%)
Liability	182,106	27%	149,635	22%	22%	451,308	21%	368,531	17%	22%
Engineering	(2,502)	—%	3,006	—%	nm	(4,930)	—%	18,926	1%	nm
Agriculture	46,874	7%	43,896	6%	7%	63,314	3%	62,144	3%	2%
Marine and aviation	25,613	4%	25,867	4%	(1%)	57,954	3%	55,861	3%	4%
Accident and health	16,934	3%	6,625	1%	nm	318,252	15%	314,303	14%	1%
Discontinued lines - Novae	683	—%	90	—%	nm	683	—%	884	—%	(23%)
Total	$672,714	100%	$678,615	100%	(1%)	$2,104,997	100%	$2,169,058	100%	(3%)

nm – not meaningful

Gross premiums written for the three months ended June 30, 2021, decreased by $6 million, or 1%, compared to the three months ended June 30, 2020. The decrease was primarily attributable to catastrophe, credit and surety, property, and engineering lines, partially offset by increases in professional lines, liability, and accident and health lines.

The decrease in catastrophe lines was driven by non-renewals and decreased line sizes on a number of treaties bound in April and June. The decrease in credit and surety lines was driven by premium adjustments associated with the economic climate that prevailed in 2020. The decrease in property lines was driven by non-renewals and decreased line sizes associated with the repositioning of the portfolio. The decrease in engineering lines was driven by premium adjustments following the exit from this line of business in 2020.

The increases in professional lines and liability lines were driven by favorable market conditions associated with renewals and new business. In addition, the increase in professional lines was driven by premium adjustments associated with favorable market conditions. The increase in accident and health lines was driven by premium adjustments.

Gross premiums written for the six months ended June 30, 2021, decreased by $64 million, or 3% ($91 million, or 4%, on a constant currency basis), compared to the six months ended June 30, 2020. The decrease was primarily attributable to catastrophe, motor, credit and surety, engineering, and property lines, partially offset by increases in liability and professional lines.

The decreases in catastrophe, motor, and property lines were driven by non-renewals and decreased line sizes associated with the repositioning of the portfolio. The decrease in engineering lines was driven by non-renewals and premium adjustments following the exit from this line of business in 2020. The decrease in credit and surety lines was driven by premium adjustments and a reduced line size on a significant contract associated with the economic climate that prevailed in 2020.

The increases in liability and professional lines were driven by favorable market conditions associated with renewals and new business. In addition, the increase in professional lines was driven by premium adjustments associated with favorable market conditions.

Ceded Premiums Written

Ceded premiums written for the three months ended June 30, 2021, was $182 million, or 27%, of gross premiums written, compared to $225 million, or 33%, of gross premiums written for the three months ended June 30, 2020.

The decrease in ceded premiums written of $44 million, or 19%, was primarily driven by catastrophe, property, and credit and surety lines, partially offset by increases in professional lines and liability lines.

The decrease in catastrophe lines was attributable to decreases in premiums ceded to strategic partners, the non-renewal of a significant excess of loss treaty and a significant fronting arrangement. The decrease in property lines was attributable to a non-renewal of an excess of loss treaty. The decrease in credit and surety lines was attributable to premium adjustments. The increases in professional lines and liability lines reflected the increase in gross premiums written for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, compared to the three months ended June 30, 2020.

Ceded premiums written for the six months ended June 30, 2021, was $543 million, or 26%, of gross premiums written, compared to $618 million, or 29%, of gross premiums written for the six months ended June 30, 2020.

The decrease in ceded premiums written of $76 million, or 12%, was primarily driven by catastrophe, property, and credit and surety lines, partially offset by an increase in liability lines.

The decrease in catastrophe lines was attributable to the non-renewal of significant excess of loss treaties and decreases in premiums ceded to strategic partners, partially offset by additional costs associated with the purchase of catastrophe bond protection. The decrease in property lines was attributable to a non-renewal of a fronting arrangement and the non-renewal of significant excess of loss treaties. The decrease in credit and surety lines was attributable to premium adjustments. The increases in liability lines reflected the increase in gross premiums written for the six months ended June 30, 2021, compared to the six months ended June 30, 2020.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended June 30,					Six months ended June 30,
	2021		2020		% Change	2021		2020		% Change

Catastrophe	$60,738	12%	$56,347	11%	8%	$141,520	14%	$130,822	12%	8%
Property	63,252	12%	66,796	13%	(5%)	118,588	12%	133,523	13%	(11%)
Credit and surety	37,539	7%	47,745	9%	(21%)	72,972	7%	91,258	9%	(20%)
Professional lines	61,506	12%	51,095	10%	20%	112,353	11%	100,058	9%	12%
Motor	68,051	13%	78,510	15%	(13%)	123,001	12%	140,478	13%	(12%)
Liability	106,527	20%	100,333	19%	6%	198,567	20%	197,246	19%	1%
Engineering	6,297	1%	15,861	3%	(60%)	13,440	1%	29,194	3%	(54%)
Agriculture	16,985	3%	17,907	3%	(5%)	32,299	3%	40,199	4%	(20%)
Marine and aviation	14,302	3%	12,684	2%	13%	25,535	3%	22,538	2%	13%
Accident and health	89,420	17%	79,597	15%	12%	173,777	17%	167,216	16%	4%
Discontinued lines - Novae	649	—%	109	—%	nm	649	—%	1,013	—%	(36%)
Total	$525,266	100%	$526,984	100%	—%	$1,012,701	100%	$1,053,545	100%	(4%)

nm – not meaningful

Net premiums earned for the three months ended June 30, 2021, decreased by $2 million ($6 million, or 1%, on a constant currency basis), compared to the three months ended June 30, 2020. The decrease was primarily driven by decreases in gross premiums earned in credit and surety, engineering, and motor lines, together with an increase in ceded premiums earned in professional lines, partially offset by increases in gross premiums earned in professional lines and accident and health lines, and a decrease in ceded premiums earned in credit and surety lines.

Net premiums earned for the six months ended June 30, 2021, decreased by $41 million, or 4%, compared to the six months ended June 30, 2020. The decrease was primarily driven by decreases in gross premiums earned in credit and surety, property, catastrophe, engineering, and motor lines, together with an increase in ceded premiums earned in professional lines, partially offset by decreases in ceded premiums earned in catastrophe, credit and surety, and property lines, and an increase in gross premiums earned in professional lines.

Other Insurance Related Income (Loss)

Other insurance related income of $5 million for the three months ended June 30, 2021, compared to other insurance related income of $1 million for the three months ended June 30, 2020 was primarily associated with fees related to arrangements with strategic capital partners.

Other insurance related income was $8 million for the six months ended June 30, 2021, compared to other insurance related loss of $8 million for the six months ended June 30, 2020. The other insurance related income for the six months ended June 30, 2021, was primarily associated with fees related to arrangements with strategic capital partners. The other insurance related loss for the six months ended June 30, 2020 was primarily due to the recognition of a full limit loss of $10 million associated with the WHO pandemic risk-linked swap.

Loss Ratio

The components of the loss ratio were as follows:

	Three months ended June 30,			Six months ended June 30,
	2021	% Point Change	2020	2021	% Point Change	2020

Current accident year loss ratio	63.7%	(1.0)	64.7%	68.8%	(5.2)	74.0%
Prior year reserve development ratio	(0.1%)	0.3	(0.4%)	(0.5%)	(0.1)	(0.4%)
Loss ratio	63.6%	(0.7)	64.3%	68.3%	(5.3)	73.6%

Current Accident Year Loss Ratio

The current accident year loss ratio decreased to 63.7% and 68.8% for the three and six months ended June 30, 2021, respectively, from 64.7% and 74.0% for the three and six months ended June 30, 2020, respectively.

The decrease in the current accident year loss ratio for three and six months ended June 30, 2021, compared to the same period in 2020, was impacted by a lower level of catastrophe and weather-related losses. During the three months ended June 30, 2021, catastrophe and weather-related losses were $17 million, or 3.3 points, primarily attributable to weather-related events. During the six months ended June 30, 2021, catastrophe and weather-related losses, net of reinstatement premiums, were $92 million, or 9.3 points, primarily attributable to Winter Storms Uri and Viola and other weather-related events. Comparatively, during the three and six months ended June 30, 2020, catastrophe and weather-related losses, net of reinstatement premiums were $20 million, or 4.1 points and $143 million or 13.6%, respectively.

After adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio decreased to 60.4% for the three months ended June 30, 2021, from 60.6% for the three months ended June 30, 2020. The decrease in the current accident year loss ratio after adjusting for the impact of catastrophe and weather-related losses was principally due the impact of favorable pricing over loss trends attributable to most lines of business and changes in business mix, partially offset by the impact of changes to retrocessional arrangements.

After adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio decreased to 59.5% for the six months ended June 30, 2021, from 60.4% for the six months ended June 30, 2020. The decrease in the current accident year loss ratio after adjusting for the impact of catastrophe and weather-related losses was principally due to the impact of favorable pricing over loss trends attributable to most lines of business and changes in business mix, partially offset by the impact of changes to retrocessional arrangements and an increase in loss experience in property lines.

Prior Year Reserve Development

Refer to Item 1, Note 6 to the Consolidated Financial Statements 'Reserve for losses and loss expenses' for details on the reserve classes, the expected claims tails and prior year development.

Acquisition Cost Ratio

The acquisition cost ratio was 21.3% for the three months ended June 30, 2021 and for the three months ended June 30, 2020.

The acquisition cost ratio decreased to 21.1% for the six months ended June 30, 2021, from 22.6% for the six months ended June 30, 2020, principally due to changes in business mix and the impact of retrocessional contracts, partially offset by adjustments related to loss sensitive features.

Underwriting-Related General and Administrative Expense Ratio:

The underwriting-related general and administrative expense increased to 5.7% for the three months ended June 30, 2021, from 4.6% for the three months ended June 30, 2020, mainly driven by a decrease in fees related to arrangements with strategic capital partners and an increase in performance-related compensation costs.

The underwriting-related general and administrative expense increased to 5.8% for the six months ended June 30, 2021, from 5.0% for the six months ended June 30, 2020, mainly driven by a decrease in fees related to arrangements with strategic capital partner, an increase in performance-related compensation costs and a decrease in net premiums earned.

NET INVESTMENT INCOME AND NET INVESTMENT GAINS (LOSSES)

Net Investment Income

Net investment income from our cash and investment portfolio by major asset class was as follows:

	Three months ended June 30,			Six months ended June 30,
	2021	% Change	2020	2021	% Change	2020

Fixed maturities	$61,244	(24%)	$80,459	$130,714	(23%)	$170,402
Other investments	41,414	nm	(37,580)	83,248	nm	(39,700)
Equity securities	3,100	37%	2,263	5,598	28%	4,387
Mortgage loans	4,355	19%	3,660	8,541	11%	7,713
Cash and cash equivalents	617	(74%)	2,392	2,953	(60%)	7,323
Short-term investments	66	(82%)	366	199	(89%)	1,863
Gross investment income	110,796	nm	51,560	231,253	52%	151,988
Investment expense	(6,124)	(6%)	(6,520)	(12,417)	(10%)	(13,848)
Net investment income	$104,672	nm	$45,040	$218,836	58%	$138,140

Pre-tax yield:(1)
Fixed maturities	2.0%		2.7%	2.2%		2.8%

nm - not meaningful
(1) Pre-tax yield is calculated by dividing annualized net investment income by the average month-end amortized cost balances.

Fixed Maturities

Net investment income attributable to fixed maturities for the three and six months ended June 30, 2021 was $61 million and $131 million, respectively, compared to net investment income of $80 million and $170 million for the three and six months ended June 30, 2020, respectively. The decrease for the three and six months ended June 30, 2021, compared to the same period in 2020, was due to the decrease in yields.

Other Investments

Net investment income from other investments was as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Hedge, direct lending, private equity and real estate funds	$39,678	$(35,182)	$62,451	$(36,534)
Other privately held investments	64	(76)	18,543	4
CLO-Equities	1,672	(2,322)	2,254	(3,170)
Net investment income (loss) from other investments (1)	$41,414	$(37,580)	$83,248	$(39,700)

Pre-tax return on other investments(2)	5.0%	(5.1%)	10.3%	(5.5%)

(1)Excluding overseas deposits.
(2)The pre-tax return on other investments is calculated by dividing total net investment income from other investments (non-annualized) by the average month-end fair value balances held for the periods indicated, excluding overseas deposits.

Net investment income attributable to other investments for the three and six months ended June 30, 2021 was $41 million and $83 million, respectively, compared to net investment loss of $38 million and $40 million for the three and six months ended June 30, 2020, respectively. The increase for the three and six months ended June 30, 2021, compared to the same period in 2020, was due to higher returns from direct lending, private equity and real estate funds.

Net Investment Gains (Losses)

Net investment gains (losses) were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

On sale of investments:
Fixed maturities and short-term investments	$46,827	$(4,039)	$77,628	$13,127
Equity securities	4,406	18,918	4,886	18,156
	51,233	14,879	82,514	31,283
Change in allowance for expected credit losses	150	13,761	239	(6,257)
Impairment losses	—	(112)	—	(1,302)
Change in fair value of investment derivatives	(847)	154	901	3,316
Net unrealized gains (losses) on equity securities	22,757	24,361	19,282	(36,871)
Net investment gains (losses)	$73,293	$53,043	$102,936	$(9,831)

Net investment gains for the three months ended June 30, 2021 were $73 million, compared to net investment gains of $53 million for the three months ended June 30, 2020. For the three months ended June 30, 2021, the net investment gains were primarily due to net realized gains on the sale of corporate debt and CMBS and net unrealized gains on equity securities. For the three months ended June 30, 2020, the net investment gains were primarily due to net unrealized gains on equity securities, net realized gains on equity securities and a reduction in the allowance for expected credit losses on corporate debt securities.

Net investment gains for the six months ended June 30, 2021 were $103 million, compared to net investment losses of $10 million for the six months ended June 30, 2020. For the six months ended June 30, 2021, the net investment gains were primarily due to net realized gains on the sale of corporate debt and CMBS and net unrealized gains on equity securities. For the six months ended June 30, 2020, the net investment losses were primarily due to net unrealized losses on equity securities and an allowance for expected credit losses on corporate debt securities, partially offset by net realized gains on the sale of equities, U.S. government, and agency RMBS securities.

On Sale of Investments

Generally, sales of individual securities occur when there are changes in the relative value, credit quality or duration of a particular issue. We may also sell securities to re-balance our investment portfolio in order to change exposure to particular asset classes or sectors.

Impairment Losses

The impairment losses for the three and six months ended June 30, 2021 were $nil, compared to impairment losses of $nil and $1 million for the three and six months ended June 30, 2020. For the three and six months ended June 30, 2020, these losses were principally due to impairments of non-investment grade corporate debt securities that we intend to sell or more likely than not will be required to sell.

Change in Fair Value of Investment Derivatives

From time to time, we economically hedge foreign exchange exposure with derivative contracts.

For the three and six months ended June 30, 2021, we recorded losses of $1 million and gains of $1 million, respectively, related to foreign exchange contracts. For the three and six months ended June 30, 2020, we recorded gains of $nil and $3 million, respectively, related to foreign exchange contracts.

Total Return

Total return on cash and investments was as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Net investment income	$104,672	$45,040	$218,836	$138,140
Net investments gains (losses)	73,293	53,043	102,936	(9,831)
Change in net unrealized gains (losses) on fixed maturities (1)	9,811	406,534	(217,084)	131,777
Interest in income (loss) of equity method investments	9,799	7,102	18,960	(16,475)
Total	$197,575	$511,719	$123,648	$243,611

Average cash and investments(2)	$15,864,451	$15,190,181	$15,817,566	$15,487,375

Total return on average cash and investments, pre-tax:
Including investment related foreign exchange movements	1.2%	3.4%	0.8%	1.6%
Excluding investment related foreign exchange movements(3)	1.2%	3.3%	0.8%	1.9%

(1)Change in net unrealized gains (losses) on fixed maturities is calculated by taking net unrealized gains (losses) at period end less net unrealized gains (losses) at the prior period end.
(2)The average cash and investments balance is calculated by taking the average of the period end fair value balances.
(3)Pre-tax total return on cash and investments excluding foreign exchange movements is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to pre-tax total return on cash and investments, the most comparable GAAP financial measure, included foreign exchange (losses) gains of $7 million and $13 million for the three months ended June 30, 2021 and 2020, respectively, foreign exchange (losses) gains of $(5) million and $(48) million for the six months ended June 30, 2021 and 2020, respectively.

OTHER EXPENSES (REVENUES), NET

The following table provides a summary of other expenses (revenues), net:

	Three months ended June 30,			Six months ended June 30,
	2021	% Change	2020	2021	% Change	2020

Corporate expenses	$33,491	25%	$26,828	$59,231	10%	$53,926
Foreign exchange losses (gains)	19,602	nm	9,709	23,716	nm	(51,974)
Interest expense and financing costs	15,235	(26%)	20,595	30,806	(30%)	44,067
Income tax expense	27,865	nm	10,893	48,641	nm	6,026
Total	$96,193		$68,025	$162,394		$52,045

nm – not meaningful

Corporate Expenses

Corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses increased to 2.9% and 2.6% for the three and six months ended June 30, 2021, respectively, from 2.4% and 2.5% for the three and six months ended June 30, 2020, respectively.

The increases in corporate expenses for the three months ended and six months ended June 30, 2021 were primarily related to an increase in personnel and performance-related compensation costs, partially offset by a decrease in information technology costs.

Foreign Exchange Losses (Gains)

Some of our business is written in currencies other than the U.S. dollar. Foreign exchange losses of $20 million for the three months ended June 30, 2021 were mainly driven by the impact of the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in euro, Canadian dollar and pound sterling.

Foreign exchange losses of $24 million for the six months ended June 30, 2021 were mainly driven by the impact of the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling and Canadian dollar, partially offset by the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in euro.

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

Interest expense and financing costs decreased by $5 million and $13 million for the three and six months ended June 30, 2021, respectively, compared to the same period in 2020, due to the repayment of the 5.875% Senior Notes on June 1, 2020.

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

The tax expense of $28 million for the three months ended June 30, 2021 was principally due to the generation of pre-tax income in our U.S., European and U.K. operations together with the revaluation of net deferred tax liabilities associated with the increase in the U.K. tax rate to 25% from 19%, effective 2023. The tax expense of $49 million for the six months ended June 30, 2021 was principally due to the generation of pre-tax income in our U.S., European and U.K., operations together with the revaluation of net deferred tax liabilities associated with the increase in the U.K. tax rate to 25% from 19%, effective 2023.

The tax expense of $11 million for the three months ended June 30, 2020 was principally due to the generation of pre-tax income in our U.K., European, and U.S. operations. The tax expense of $6 million for the six months ended June 30, 2020, was principally due to the generation of pre-tax income in our U.S. and European operations, partially offset by pre-tax losses in our U.K. operations.

FINANCIAL MEASURES

We believe the following financial indicators are important in evaluating performance and measuring the overall growth in value generated for common shareholders:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Annualized return on average common equity(1)	19.3%	10.0%	14.3%	(3.1%)
Annualized operating return on average common equity(2)	14.4%	6.3%	10.6%	(3.9%)
Book value per diluted common share(3)	$55.50	$55.09	$55.50	$55.09
Cash dividends declared per common share	$0.42	$0.41	$0.84	$0.82
Increase (decrease) in book value per diluted common share adjusted for dividends	$2.89	$5.72	$2.08	$0.73

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

The increase in ROACE for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, was primarily driven by increases in net investment income, underwriting income, and net investment gains, together with a decrease in interest expense and financing costs, partially offset by increases in income tax expense, foreign exchange losses, and corporate expenses.

The increase in ROACE for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was primarily driven by increases in underwriting income, net investment gains, net investment income, interest in income of equity method investments, together with a decrease in interest expense and financing costs, partially offset by the foreign exchange losses and an increase in income tax expense.

Operating ROACE excludes the impact of net investment gains (losses), foreign exchange losses (gains), reorganization expenses, and interest in income (loss) of equity method investments.

The increase in operating ROACE for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, was primarily driven by increases net investment income and underwriting income, together with a decrease in interest expense and financing costs, partially offset by increases in income tax expense and corporate expenses.

The increase in operating ROACE for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was primarily driven by increases in underwriting income and net investment income, together with a decrease in interest expense and financing costs, partially offset by an increase in income tax expense.

Book Value per Diluted Common Share

We consider book value per diluted common share to be an appropriate measure of returns to common shareholders, as we believe growth in book value on a diluted basis will ultimately translate into appreciation of stock price.

During the three months ended June 30, 2021, book value per diluted common share increased by 5% due to net income generated in the period, partially offset by common dividends declared.

During the six months ended June 30, 2021, book value per diluted common share increased by 1% due to net income generated in the period, partially offset by a decrease in net unrealized gains reported in accumulated other comprehensive income and common dividends declared.

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

During the three months ended June 30, 2021, the increase in total value of $2.89, or 5%, was driven by net income generated in the period.

During the six months ended June 30, 2021, the increase in total value of $1.25, or 2% was driven by net income generated in the period, partially offset by a decrease in unrealized gains reporting in accumulated other comprehensive income.

During the three months ended June 30, 2020, the increase in total value of $5.72, or 11% was driven by the net income generated in the period and unrealized investment gains reported in accumulated other comprehensive income.

During the six months ended June 30, 2020, the increase in total value of $0.12 was driven by net unrealized investment gains recognized in accumulated other comprehensive income, partially offset by the net loss generated in the period.

NON-GAAP FINANCIAL MEASURES RECONCILIATION

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Net income (loss) available (attributable) to common shareholders	$227,910	$112,477	$343,645	$(72,908)
Net investment (gains) losses(1)	(73,293)	(53,043)	(102,936)	9,831
Foreign exchange losses (gains)(2)	19,602	9,709	23,716	(51,974)
Reorganization expenses(3)	—	392	—	(591)
Interest in (income) loss of equity method investments(4)	(9,799)	(7,102)	(18,960)	16,475
Income tax expense	6,088	9,070	7,782	6,259
Operating income (loss)	$170,508	$71,503	$253,247	$(92,908)

Earnings (loss) per diluted common share	$2.67	$1.33	$4.04	$(0.87)
Net investment (gains) losses	(0.86)	(0.63)	(1.21)	0.12
Foreign exchange losses (gains)	0.23	0.11	0.28	(0.62)
Reorganization expenses	—	—	—	(0.01)
Interest in (income) loss of equity method investments	(0.11)	(0.08)	(0.22)	0.20
Income tax expense	0.07	0.11	0.09	0.07
Operating income (loss) per diluted common share(5)	$2.00	$0.84	$2.98	$(1.11)

Weighted average diluted common shares outstanding(6)	85,267	84,600	85,117	84,198

Average common shareholders' equity	$4,733,075	$4,518,699	$4,792,727	$4,758,414

Annualized return on average common equity	19.3%	10.0%	14.3%	(3.1%)

Annualized operating return on average common equity(7)	14.4%	6.3%	10.6%	(3.9%)

(1)Tax expense (benefit) of $7,491 and $8,114 for the three months ended June 30, 2021 and 2020, respectively, and $8,975 and $2,437 for the six months ended June 30, 2021 and 2020, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.
(2)Tax expense (benefit) of ($1,403) and $1,084 for the three months ended June 30, 2021 and 2020, respectively, and ($1,193) and $3,611 for the six months ended June 30, 2021 and 2020, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.
(3)Tax expense (benefit) of ($128) for the three months ended June 30, 2020 and $211 for the six months ended June 30, 2020, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.
(4)Tax expense (benefit) of $nil for the three and six months ended June 30, 2021 and 2020, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.
(5)Loss per diluted common share and operating loss per diluted common share for the six months ended June 30, 2020 were calculated using weighted average common shares outstanding due to the net loss attributable to common shareholders and the operating loss recognized in the period.
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

Reorganization expenses are related to the transformation program which was launched in 2017. This program encompasses the integration of Novae Group plc ("Novae"), which commenced in the fourth quarter of 2017, the realignment of our accident and health business, together with other initiatives designed to increase efficiency and enhance profitability, while delivering a customer-centric operating model. Reorganization expenses are primarily driven by business decisions, the nature and timing of which are not related to the underwriting process, therefore, these expenses are excluded from consolidated underwriting income (loss).

Amortization of intangible assets including value of business acquired ('VOBA") arose from business decisions, the nature and timing of which are not related to the underwriting process, therefore, these expenses are excluded from consolidated underwriting income (loss).

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

CASH AND INVESTMENTS

Details of cash and investments are as follows:

	June 30, 2021	December 31, 2020
	Fair Value	Fair Value

Fixed maturities, available for sale	$11,898,300	$12,041,799
Fixed maturities, held to maturity(1)	403,034	—
Equity securities	588,196	518,445
Mortgage loans	656,056	593,290
Other investments	865,238	829,156
Equity method investments	133,169	114,209
Short-term investments	112,862	161,897
Total investments	$14,656,855	$14,258,796

Cash and cash equivalents(2)	$1,589,443	$1,503,232

(1)Presented at net carrying value of $403 million (2020: $nil) in the consolidated balance sheets.
(2)Includes restricted cash and cash equivalents of $590 million and $600 million at June 30, 2021 and at December 31, 2020, respectively.

Overview

The fair value of total investments increased by $398 million in the six months ended June 30, 2021, driven by cash inflows from operations, partially offset by the decrease in market value of fixed maturities due to the increase in yields.

An analysis of our investment portfolio by asset class is detailed below:

Fixed Maturities

Details of our fixed maturities portfolio are as follows:

	June 30, 2021		December 31, 2020
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$2,551,940	21%	$1,918,699	16%
Non-U.S. government	680,572	6%	671,273	6%
Corporate debt	4,499,394	37%	4,655,951	39%
Agency RMBS	1,044,556	8%	1,286,209	11%
CMBS	1,144,592	9%	1,353,587	11%
Non-agency RMBS	207,489	2%	140,104	1%
ABS	1,902,673	15%	1,720,078	14%
Municipals(1)	270,118	2%	295,898	2%
Total	$12,301,334	100%	$12,041,799	100%

Credit ratings:
U.S. government and agency	$2,551,940	21%	$1,918,699	16%
AAA(2)	4,328,173	35%	4,551,312	37%
AA	906,128	7%	913,707	8%
A	1,792,264	15%	1,896,407	16%
BBB	1,623,363	13%	1,732,058	14%
Below BBB(3)	1,099,466	9%	1,029,616	9%
Total	$12,301,334	100%	$12,041,799	100%

(1)Includes bonds issued by states, municipalities, and political subdivisions.
(2)Includes U.S. government-sponsored agencies, residential mortgage-backed securities ("RMBS") and commercial mortgage-backed securities ("CMBS").
(3)Non-investment grade and non-rated securities.

At June 30, 2021, fixed maturities had a weighted average credit rating of AA- (2020: AA-), a book yield of 2.0% (2020: 2.3%) and an average duration of 3.1 years (2020: 3.3 years). At June 30, 2021, fixed maturities together with short-term investments, and cash and cash equivalents (i.e. total investments of $14.0 billion), had an average credit rating of AA- (2020: AA-) and an average duration of 2.8 years (2020: 3.0 years).

At June 30, 2021, net unrealized gains on fixed maturities were $260 million, compared to net unrealized gains of $475 million at December 31, 2020, a decrease of $215 million due to the increase in yields.

Equity Securities

At June 30, 2021, net unrealized gains on equity securities were $116 million, compared to net unrealized gains of $97 million at December 31, 2020, an increase of $19 million driven by the rally in equity markets.

Mortgage Loans

During the six months ended June 30, 2021, our investment in commercial mortgage loans increased by $63 million. The commercial mortgage loans are high quality and collateralized by a variety of commercial properties and are diversified both geographically throughout the U.S. and by property type to reduce the risk of concentration. At June 30, 2021, there were no credit losses or past due amounts associated with our commercial mortgage loans portfolio.

Other Investments

Details of our other investments portfolio are as follows:

	June 30, 2021		December 31, 2020
	Fair Value	% of Total	Fair Value	% of Total

Hedge funds
Long/short equity funds	$3,774	—%	$25,300	3%
Multi-strategy funds	108,974	13%	121,420	15%
Total hedge funds	112,748	13%	146,720	18%

Direct lending funds	288,404	33%	272,131	33%
Private equity funds	190,465	22%	124,706	15%
Real estate funds	201,833	23%	164,250	20%
Total hedge, direct lending, private equity and real estate funds	793,450	91%	707,807	86%

CLO-Equities	7,002	2%	6,173	1%
Other privately held investments	64,786	7%	70,011	8%
Overseas deposits	—	—%	45,165	5%
Total other investments	$865,238	100%	$829,156	100%

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
Interest in income of equity method investments was $10 million and $19 million for the three and six months ended June 30, 2021, respectively, compared to interest in income (loss) of equity method investments of $7 million and ($16 million) for the three and six months ended June 30, 2020, respectively. The income for the three and six months ended June 30, 2021 was attributable to positive investment returns realized by Harrington.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the ‘Liquidity and Capital Resources’ section included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 for a general discussion of liquidity and capital resources.

The following table summarizes consolidated capital:

	June 30, 2021	December 31, 2020

Debt	$1,310,328	$1,309,695

Preferred shares	550,000	550,000
Common equity	4,839,760	4,745,694
Shareholders’ equity	5,389,760	5,295,694
Total capital	$6,700,088	$6,605,389

Ratio of debt to total capital	19.6%	19.8%
Ratio of debt and preferred equity to total capital	27.8%	28.2%

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

Common Equity

During the six months ended June 30, 2021, common equity increased by $94 million. The following table reconciles opening and closing common equity positions:

Six months ended June 30,	2021

Common equity - opening	$4,745,694
Treasury shares reissued	1,145
Share-based compensation expense	20,274
Change in unrealized gains (losses) on available for sale investments, net of tax	(192,809)
Foreign currency translation adjustment	4,731
Net income (loss)	358,770
Preferred share dividends	(15,125)
Common share dividends	(73,101)
Treasury shares repurchased	(9,819)
Common equity - closing	$4,839,760

During the six months ended June 30, 2021, we repurchased 197,000 common shares from employees to satisfy withholding tax liabilities related to the vesting of share-settled restricted stock units granted under our Amended and Restated 2007 and 2017 Long-Term Equity Compensation Plans for a total cost of $9.8 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS

At June 30, 2021, there were no recently issued accounting pronouncements that we have not yet adopted that we expect could have a material impact on our results of operations, financial condition or liquidity.

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At June 30, 2021, the Company had not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to this item since December 31, 2020, with the exception of the changes in exposure to foreign currency risk presented below.

Foreign Currency Risk
The table below provides a sensitivity analysis of total net foreign currency exposures.

	AUD	NZD	CAD	EUR	GBP	JPY	Other	Total

At June 30, 2021
Net managed assets (liabilities), excluding derivatives	$18,330	$11,364	$293,756	$(387,809)	$(226,323)	$(72,618)	$89,010	$(274,290)
Foreign currency derivatives, net	(14,243)	(5,933)	(291,344)	420,735	214,601	77,865	(59)	401,621
Net managed foreign currency exposure	4,087	5,431	2,412	32,926	(11,722)	5,247	88,951	127,331
Other net foreign currency exposure	1	—	110	(1,837)	(1,932)	—	35,704	32,046
Total net foreign currency exposure	$4,088	$5,431	$2,522	$31,089	$(13,654)	$5,247	$124,655	$159,377
Net foreign currency exposure as a percentage of total shareholders’ equity	0.1%	0.1%	—%	0.6%	(0.3%)	0.1%	2.3%	3.0%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$409	$543	$252	$3,109	$(1,365)	$525	$12,465	$15,938

(1)Assumes 10% change in underlying currencies relative to the U.S. dollar.

Total Net Foreign Currency Exposure

At June 30, 2021, total net foreign currency assets were $159 million driven by increases in exposures to the euro and other non-core currencies primarily due to new business written during the six months ended June 30, 2021. In addition, $36 million included in other net foreign currency exposures related to assets managed by specific investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy. An emerging market debt portfolio is the primary contributor to this group of assets.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) at June 30, 2021. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2021, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2021.

Based upon that evaluation, there were no changes in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company has not experienced any material impact to its internal control over financial reporting resulting from the introduction of a remote work model due to the COVID-19 pandemic.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Common Shares
The following table shows information regarding the number of common shares repurchased:

Period	Total number of shares purchased(a) (b)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(b)

April 1-30, 2021	4	$50.76	—	—
May 1-31, 2021	2	$55.80	—	—
June 1-30, 2021	2	$53.87	—	—
Total	8		—	—

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

As and when allowed by the applicable law and regulations, certain of our non-U.S. subsidiaries provide treaty reinsurance coverage to non-U.S. insurers on a worldwide basis, including insurers of liability, marine, aviation and energy risks, and as a result, these underlying reinsurance portfolios may have some exposure to Iran. In addition, we underwrite insurance and facultative reinsurance on a global basis to non-U.S. insureds and insurers, including for liability, marine, aviation and energy risks. Coverage provided to non-Iranian business may indirectly cover an exposure in Iran. For example, certain of our operations underwrite global marine hull war and cargo policies that provide coverage for vessels navigating into and out of ports worldwide, including Iran. For the quarter ended June 30, 2021, there has been no material amount of premium allocated or apportioned to activities relating to Iran. We intend for our non-U.S. subsidiaries to continue to provide such coverage only to the extent permitted by applicable law.

ITEM 6.     EXHIBITS

2.1	Rule 2.7 Announcement, dated July 5, 2017 in connection with acquisition of Novae Group plc (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 6, 2017).
2.2	Rule 2.7 Announcement, dated August 24, 2017 in connection with acquisition of Novae Group plc (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 25, 2017).
3.1	Certificate of Incorporation and Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1(Amendment No. 1) (No. 333-103620) filed on April 16, 2003).
3.2	Amended and Restated Bye-Laws (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on May 15, 2009).
4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).
4.2	Certificate of Designations establishing the specific rights, preferences, limitations and other terms of the Series E Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 7, 2016).
*10.1	Amendment No. 2 to Employment Agreement dated June 17, 2021 by and between Peter Vogt and AXIS Specialty U.S. Services, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 21, 2021).
*10.2	Amendment No. 1 to Employment Agreement dated June 17, 2021 by and between David Phillips and AXIS Specialty U.S. Services, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 21, 2021).
*10.3	Employment Agreement dated May 21, 2021 by and between AXIS Re SE, Dublin (Zurich Branch) and Steve K. Arora (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 26, 2021).
*10.4	Employment Agreement dated May 21, 2021 by and between AXIS Re SE, Dublin (Zurich Branch) and Steve K. Arora (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 26, 2021).
*10.5	AXIS Capital Holdings Limited Amended and Restated 2017 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 11, 2021).
10.6	Deed of Amendment dated April 1, 2021 to Committed Letter of Credit Facility dated December 18, 2015, as amended, by and among, AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Reinsurance Company, AXIS Surplus Insurance Company and Citibank Europe plc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 6, 2021).
10.7	Deed of Amendment dated April 1, 2021 to Committed Letter of Credit Facility Number 2 dated March 27, 2017, as amended, by and among, AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Reinsurance Company, AXIS Surplus Insurance Company and Citibank Europe plc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 6, 2021).
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101	The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline XBRL: (i) Consolidated Balance Sheets at June 30, 2021 and December 31, 2020; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020; (iv) Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Exhibits 10.1 and 10.5 represent a management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.
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
Dated: July 27, 2021

AXIS CAPITAL HOLDINGS LIMITED
By:	/S/ ALBERT BENCHIMOL
Albert Benchimol
President and Chief Executive Officer
(Principal Executive Officer)

/S/ PETER VOGT
Peter Vogt
Chief Financial Officer
(Principal Financial Officer)