Form 10-Q
period 2021-09-30
AXIS CAPITAL HOLDINGS LTD
filed 2021-10-27
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
At October 26, 2021, there were 84,773,377 common shares outstanding, $0.0125 par value per share, of the registrant.

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
Forward-looking statements contained in this report may include, but are not limited to, information regarding our estimates for catastrophes and other weather-related losses including losses related to the COVID-19 pandemic, measurements of potential losses in the fair market value of our investment portfolio and derivative contracts, our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the outcome of our strategic initiatives, our expectations regarding pricing and other market conditions, our growth prospects, and valuations of the potential impact of movements in interest rates, credit spreads, equity securities' prices, and foreign currency rates.
Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Accordingly, there are or will be important factors that could cause actual events or results to differ materially from those indicated in such statements. We believe that these factors include, but are not limited to, the following:
•the adverse impact of the ongoing COVID-19 pandemic on our business, results of operations, financial condition, and liquidity;
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
•losses from war, terrorism and political unrest, or other unanticipated losses;
•actual claims exceeding loss reserves;
•general economic, capital and credit market conditions, including fluctuations in interest rates, credit spreads, equity securities' prices, and/or foreign currency rates;
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

Website and Social Media Disclosure

We use our website (www.axiscapital.com) and our corporate LinkedIn (AXIS Capital) and Twitter (@AXIS_Capital) accounts as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, e-mail alerts and other information about AXIS Capital may be received by those enrolled in our "E-mail Alerts" program, which can be found in the Investor Information section of our website. The contents of our website and social media channels are not part of this Quarterly Report on Form 10-Q.

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2021 (UNAUDITED) AND DECEMBER 31, 2020

	2021	2020
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2021: $12,202,767; 2020: $11,566,930 Allowance for expected credit losses 2021: $399; 2020: $323)	$12,380,959	$12,041,799
Fixed maturities, held to maturity, at amortized cost (Fair value 2021: $416,821 Allowance for expected credit losses 2021: $nil)	416,879	—
Equity securities, at fair value (Cost 2021: $510,891; 2020: $421,744)	618,822	518,445
Mortgage loans, held for investment, at fair value (Allowance for expected credit losses 2021: $nil; 2020: $nil)	623,487	593,290
Other investments, at fair value	892,664	829,156
Equity method investments	145,080	114,209
Short-term investments, at fair value	68,267	161,897
Total investments	15,146,158	14,258,796
Cash and cash equivalents	947,542	902,831
Restricted cash and cash equivalents	551,662	600,401
Accrued interest receivable	62,423	65,020
Insurance and reinsurance premium balances receivable (Allowance for expected credit losses 2021: $8,903; 2020: $8,836)	2,978,996	2,738,342
Reinsurance recoverable on unpaid losses and loss expenses (Allowance for expected credit losses 2021: $27,087; 2020: $23,711)	4,989,645	4,496,641
Reinsurance recoverable on paid losses and loss expenses	506,503	434,201
Deferred acquisition costs	544,384	431,439
Prepaid reinsurance premiums	1,460,723	1,194,455
Receivable for investments sold	2,028	2,150
Goodwill	100,801	100,801
Intangible assets	211,557	219,633
Value of business acquired	770	3,854
Operating lease right-of-use assets	107,791	123,579
Other assets	324,154	305,544
Total assets	$27,935,137	$25,877,687
Liabilities
Reserve for losses and loss expenses	$14,658,996	$13,926,766
Unearned premiums	4,464,282	3,685,886
Insurance and reinsurance balances payable	1,442,729	1,092,042
Debt	1,310,650	1,309,695
Payable for investments purchased	239,073	104,777
Operating lease liabilities	123,874	140,263
Other liabilities	360,478	322,564
Total liabilities	22,600,082	20,581,993

Shareholders’ equity
Preferred shares	550,000	550,000
Common shares (shares issued 2021: 176,580; 2020: 176,580 shares outstanding 2021: 84,773; 2020: 84,353)	2,206	2,206
Additional paid-in capital	2,336,895	2,330,054
Accumulated other comprehensive income	150,122	414,395
Retained earnings	6,044,843	5,763,607
Treasury shares, at cost (2021: 91,807; 2020: 92,227)	(3,749,011)	(3,764,568)
Total shareholders’ equity	5,335,055	5,295,694
Total liabilities and shareholders’ equity	$27,935,137	$25,877,687

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	Three months ended		Nine months ended
	2021	2020	2021	2020
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$1,211,427	$1,091,312	$3,472,090	$3,283,941
Net investment income	107,339	101,956	326,174	240,098
Other insurance related income (loss)	7,665	1,440	16,262	(5,270)
Net investment gains:
Allowance for expected credit losses	(315)	3,759	(76)	(2,498)
Impairment losses	(22)	(184)	(22)	(1,486)
Other realized and unrealized investment gains	11,269	52,034	113,966	49,761
Total net investment gains	10,932	55,609	113,868	45,777
Total revenues	1,337,363	1,250,317	3,928,394	3,564,546

Expenses
Net losses and loss expenses	911,369	879,677	2,292,559	2,464,012
Acquisition costs	231,712	230,564	669,654	697,716
General and administrative expenses	157,960	138,823	478,820	436,538
Foreign exchange losses (gains)	(28,032)	60,734	(4,316)	8,760
Interest expense and financing costs	15,954	15,574	46,759	59,641
Reorganization expenses	—	1,413	—	822
Amortization of value of business acquired	1,028	1,028	3,083	4,111
Amortization of intangible assets	3,149	2,838	9,163	8,564
Total expenses	1,293,140	1,330,651	3,495,722	3,680,164

Income (loss) before income taxes and interest in income (loss) of equity method investments	44,223	(80,334)	432,672	(115,618)
Income tax (expense) benefit	(1,186)	12,056	(49,827)	6,030
Interest in income (loss) of equity method investments	11,911	2,896	30,871	(13,579)
Net income (loss)	54,948	(65,382)	413,716	(123,167)
Preferred share dividends	7,563	7,563	22,688	22,688
Net income (loss) available (attributable) to common shareholders	$47,385	$(72,945)	$391,028	$(145,855)

Per share data
Earnings (loss) per common share:
Earnings (loss) per common share	$0.56	$(0.87)	$4.62	$(1.73)
Earnings (loss) per diluted common share	$0.56	$(0.87)	$4.59	$(1.73)
Weighted average common shares outstanding	84,771	84,308	84,684	84,235
Weighted average diluted common shares outstanding	85,336	84,308	85,191	84,235

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	Three months ended		Nine months ended
	2021	2020	2021	2020
	(in thousands)
Net income (loss)	$54,948	$(65,382)	$413,716	$(123,167)
Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	(58,178)	95,112	(179,147)	210,383
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	370	220	131	(112)
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	(14,580)	(29,130)	(86,181)	(30,289)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(72,388)	66,202	(265,197)	179,982
Foreign currency translation adjustment	(3,807)	2,310	924	(1,581)
Total other comprehensive income (loss), net of tax	(76,195)	68,512	(264,273)	178,401
Comprehensive income (loss)	$(21,247)	$3,130	$149,443	$55,234

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	Three months ended		Nine months ended
	2021	2020	2021	2020
	(in thousands)
Preferred shares
Balance at beginning of period	$550,000	$550,000	$550,000	$775,000
Shares repurchased	—	—	—	(225,000)
Balance at end of period	550,000	550,000	550,000	550,000

Common shares (par value)
Balance at beginning and end of period	2,206	2,206	2,206	2,206

Additional paid-in capital
Balance at beginning of period	2,326,288	2,317,354	2,330,054	2,317,212
Treasury shares reissued	(397)	(197)	(24,437)	(19,348)
Share-based compensation expense	11,004	8,039	31,278	27,332
Balance at end of period	2,336,895	2,325,196	2,336,895	2,325,196

Accumulated other comprehensive income
Balance at beginning of period	226,317	281,599	414,395	171,710
Unrealized gains (losses) on available for sale investments, net of tax:
Balance at beginning of period	227,826	295,301	420,635	181,521
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(72,388)	66,202	(265,197)	179,982
Balance at end of period	155,438	361,503	155,438	361,503
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	(1,509)	(13,702)	(6,240)	(9,811)
Foreign currency translation adjustment	(3,807)	2,310	924	(1,581)
Balance at end of period	(5,316)	(11,392)	(5,316)	(11,392)
Balance at end of period	150,122	350,111	150,122	350,111

Retained earnings
Balance at beginning of period	6,034,151	5,913,029	5,763,607	6,056,686
Net income (loss)	54,948	(65,382)	413,716	(123,167)
Preferred share dividends (1)	(7,563)	(7,563)	(22,688)	(22,688)
Common share dividends (1)	(36,693)	(35,447)	(109,792)	(106,194)
Balance at end of period	6,044,843	5,804,637	6,044,843	5,804,637

Treasury shares, at cost
Balance at beginning of period	(3,749,202)	(3,766,368)	(3,764,568)	(3,778,806)
Shares repurchased	(206)	(84)	(10,025)	(8,685)
Shares reissued	397	197	25,582	21,236
Balance at end of period	(3,749,011)	(3,766,255)	(3,749,011)	(3,766,255)

Total shareholders’ equity	$5,335,055	$5,265,895	$5,335,055	$5,265,895

(1) Refer to Note 9 'Shareholder's Equity' for details on dividends declared and paid related to the Company's common and preferred shares.

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	Nine months ended
	2021	2020
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$413,716	$(123,167)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net investment gains	(113,868)	(45,777)
Net realized and unrealized (gains) losses on other investments	(123,364)	14,574
Amortization of fixed maturities	28,601	24,398
Interest in (income) loss of equity method investments	(30,871)	13,579
Amortization of value of business acquired	3,083	4,111
Other amortization and depreciation	46,967	46,734
Share-based compensation expense, net of cash payments	25,848	17,650
Changes in:
Accrued interest receivable	2,441	7,792
Reinsurance recoverable balances on unpaid and paid losses	(570,087)	(506,705)
Deferred acquisition costs	(113,959)	(29,126)
Prepaid reinsurance premiums	(267,082)	(177,624)
Reserve for losses and loss expenses	741,277	910,106
Unearned premiums	782,094	448,035
Insurance and reinsurance balances, net	110,921	(166,708)
Other items	74,447	(89,093)
Net cash provided by operating activities	1,010,164	348,779

Cash flows from investing activities:
Purchases of:
Fixed maturities, available for sale	(10,183,487)	(8,543,641)
Fixed maturities, held to maturity	(146,150)	—
Equity securities	(105,167)	(40,027)
Mortgage loans	(85,202)	(115,290)
Other investments	(194,212)	(93,044)
Short-term investments	(135,399)	(206,400)
Proceeds from the sale of:
Fixed maturities, available for sale	7,945,524	7,856,524
Equity securities	10,928	95,960
Other investments	254,580	133,536
Short-term investments	156,674	117,097
Proceeds from the redemption of fixed maturities, available for sale	1,381,867	1,155,648
Proceeds from the redemption of fixed maturities, held to maturity	134,347	—
Proceeds from redemption of short-term investments	71,665	57,948
Proceeds from the repayment of mortgage loans	55,410	4,245
Purchase of other assets	(30,706)	(36,582)
Net cash provided by (used in) investing activities	(869,328)	385,974

Cash flows from financing activities:
Taxes paid on withholding shares	(10,026)	(8,685)
Dividends paid - common shares	(109,974)	(106,595)
Repurchase of preferred shares	—	(225,000)
Dividends paid - preferred shares	(22,688)	(24,269)
Redemption of senior notes	—	(500,000)
Net cash used in financing activities	(142,688)	(864,549)

Effect of exchange rate changes on foreign currency cash, cash equivalents and restricted cash	(2,176)	(5,845)
Decrease in cash, cash equivalents and restricted cash	(4,028)	(135,641)
Cash, cash equivalents and restricted cash - beginning of period	1,503,232	1,576,457
Cash, cash equivalents and restricted cash - end of period	$1,499,204	$1,440,816

Supplemental disclosures of cash flow information:
Income taxes paid (refund)	$43,548	$(5,309)
Interest paid	$45,963	$47,108

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
The following tables present the underwriting results of the Company's reportable segments, as well as the carrying amounts of allocated goodwill and intangible assets:

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.    SEGMENT INFORMATION (CONTINUED)

	2021			2020
Three months ended and at September 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$1,176,500	$469,989	$1,646,489	$935,817	$395,361	$1,331,178
Net premiums written	707,492	288,979	996,471	544,857	271,125	815,982
Net premiums earned	681,008	530,419	1,211,427	570,184	521,128	1,091,312
Other insurance related income	468	7,197	7,665	688	752	1,440
Net losses and loss expenses	(442,681)	(468,688)	(911,369)	(443,389)	(436,288)	(879,677)
Acquisition costs	(123,529)	(108,183)	(231,712)	(114,569)	(115,995)	(230,564)
Underwriting-related general and administrative expenses	(104,905)	(29,921)	(134,826)	(94,379)	(23,456)	(117,835)
Underwriting income (loss)	$10,361	$(69,176)	(58,815)	$(81,465)	$(53,859)	(135,324)

Net investment income			107,339			101,956
Net investment gains			10,932			55,609
Corporate expenses			(23,134)			(20,988)
Foreign exchange (losses) gains			28,032			(60,734)
Interest expense and financing costs			(15,954)			(15,574)
Reorganization expenses			—			(1,413)
Amortization of value of business acquired			(1,028)			(1,028)
Amortization of intangible assets			(3,149)			(2,838)
Income (loss) before income taxes and interest in income of equity method investments			44,223			(80,334)
Income tax (expense) benefit			(1,186)			12,056
Interest in income of equity method investments			11,911			2,896
Net income (loss)			54,948			(65,382)
Preferred share dividends			7,563			7,563
Net income (loss) available (attributable) to common shareholders			$47,385			$(72,945)

Net losses and loss expenses ratio	65.0%	88.4%	75.2%	77.8%	83.7%	80.6%
Acquisition cost ratio	18.1%	20.4%	19.1%	20.1%	22.3%	21.1%
General and administrative expense ratio	15.4%	5.6%	13.1%	16.5%	4.5%	12.8%
Combined ratio	98.5%	114.4%	107.4%	114.4%	110.5%	114.5%

Goodwill and intangible assets	$312,358	$—	$312,358	$324,365	$—	$324,365

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.    SEGMENT INFORMATION (CONTINUED)

	2021			2020
Nine months ended and at September 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$3,548,169	$2,574,987	$6,123,156	$2,914,100	$2,564,419	$5,478,519
Net premiums written	2,128,190	1,851,025	3,979,215	1,729,268	1,821,692	3,550,960
Net premiums earned	1,928,970	1,543,120	3,472,090	1,709,268	1,574,673	3,283,941
Other insurance related income (loss)	1,435	14,827	16,262	2,091	(7,361)	(5,270)
Net losses and loss expenses	(1,131,753)	(1,160,806)	(2,292,559)	(1,252,569)	(1,211,443)	(2,464,012)
Acquisition costs	(348,172)	(321,482)	(669,654)	(343,579)	(354,137)	(697,716)
Underwriting-related general and administrative expenses	(307,777)	(88,678)	(396,455)	(284,909)	(76,714)	(361,623)
Underwriting income (loss)	$142,703	$(13,019)	129,684	$(169,698)	$(74,982)	(244,680)

Net investment income			326,174			240,098
Net investment gains			113,868			45,777
Corporate expenses			(82,365)			(74,915)
Foreign exchange (losses) gains			4,316			(8,760)
Interest expense and financing costs			(46,759)			(59,641)
Reorganization expenses			—			(822)
Amortization of value of business acquired			(3,083)			(4,111)
Amortization of intangible assets			(9,163)			(8,564)
Income (loss) before income taxes and interest in income (loss) of equity method investments			432,672			(115,618)
Income tax (expense) benefit			(49,827)			6,030
Interest in income (loss) of equity method investments			30,871			(13,579)
Net income (loss)			413,716			(123,167)
Preferred share dividends			22,688			22,688
Net income (loss) available (attributable) to common shareholders			$391,028			$(145,855)

Net losses and loss expenses ratio	58.7%	75.2%	66.0%	73.3%	76.9%	75.0%
Acquisition cost ratio	18.0%	20.8%	19.3%	20.1%	22.5%	21.2%
General and administrative expense ratio	16.0%	5.8%	13.8%	16.7%	4.9%	13.4%
Combined ratio	92.7%	101.8%	99.1%	110.1%	104.3%	109.6%

Goodwill and intangible assets	$312,358	$—	$312,358	$324,365	$—	$324,365

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS
a)     Fixed Maturities and Equity Securities

Fixed Maturities

The following table provides the amortized cost and fair values of the Company's fixed maturities classified as available for sale:

	Amortized cost	Allowance for expected credit losses	Gross unrealized gains	Gross unrealized losses	Fair value

At September 30, 2021
Available for sale
U.S. government and agency	$2,688,431	$—	$14,768	$(10,805)	$2,692,394
Non-U.S. government	714,081	—	13,696	(7,855)	719,922
Corporate debt	4,450,477	(324)	121,913	(24,416)	4,547,650
Agency RMBS(1)	1,144,205	—	24,213	(5,380)	1,163,038
CMBS(2)	1,185,705	—	42,927	(2,407)	1,226,225
Non-agency RMBS	192,129	(75)	2,818	(1,108)	193,764
ABS(3)	1,640,602	—	6,311	(3,668)	1,643,245
Municipals(4)	187,137	—	7,826	(242)	194,721
Total fixed maturities, available for sale	$12,202,767	$(399)	$234,472	$(55,881)	$12,380,959

At December 31, 2020
Available for sale
U.S. government and agency	$1,881,489	$—	$38,969	$(1,759)	$1,918,699
Non-U.S. government	632,875	—	38,826	(428)	671,273
Corporate debt	4,408,351	(303)	254,261	(6,358)	4,655,951
Agency RMBS(1)	1,244,727	—	42,170	(688)	1,286,209
CMBS(2)	1,268,273	—	87,598	(2,284)	1,353,587
Non-agency RMBS	136,198	(20)	4,604	(678)	140,104
ABS(3)	1,712,236	—	14,527	(6,685)	1,720,078
Municipals(4)	282,781	—	13,148	(31)	295,898
Total fixed maturities, available for sale	$11,566,930	$(323)	$494,103	$(18,911)	$12,041,799

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
The following table provides the amortized cost and fair values of the Company's fixed maturities classified as held to maturity:

	Amortized cost	Allowance for expected credit losses	Net carrying value	Gross unrealized gains	Gross unrealized losses	Fair value

At September 30, 2021
Held to maturity
Corporate debt	$10,000	$—	$10,000	$—	$(131)	$9,869
ABS(1)	406,879	—	406,879	186	(113)	406,952
Total fixed maturities, held to maturity	$416,879	$—	$416,879	$186	$(244)	$416,821

(1)Asset-backed securities ("ABS") include debt tranched securities collateralized primarily by collateralized loan obligations ("CLOs").

On March 1, 2021, the Company transferred ABS securities with total fair value of $405 million from fixed maturities, available for sale to fixed maturities, held to maturity. These securities, which the Company has the intent and ability to hold to maturity, were transferred in order to better align the accounting classification with their management strategy. The net unrealized gain at the date of the transfer, March 1, 2021, continues to be reported in the carrying value of the transferred securities and is amortized over the remaining life of the securities using the effective yield method.

Fixed maturities, held to maturity of $417 million at September 30, 2021 were presented net of an allowance for expected credit losses of $nil.

The Company's ABS, held to maturity consist of CLO debt tranched securities. The Company uses a scenario-based approach to review its CLO debt portfolio and reviews subordination levels of these securities to determine their ability to absorb credit losses of the underlying collateral. If losses are forecast to be below the subordination level for a tranche held by the Company, the security is determined not to have a credit loss. At September 30, 2021, the allowance for credit losses expected to be recognized over the life of the Company's ABS, held to maturity was $nil.

To estimate expected credit losses for corporate debt securities, the Company's projected cash flows are primarily driven by assumptions regarding the severity of loss, probability of default and projected recovery rates. The Company's default and loss severity rates are based on credit ratings, credit analysis and macroeconomic forecasts. At September 30, 2021, the allowance for credit losses expected to be recognized over the life of the Company's corporate debt, held to maturity was $nil.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
Equity Securities

The following table provides the cost and fair values of the Company's equity securities:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
At September 30, 2021
Equity securities
Common stocks	$943	$493	$(409)	$1,027
Preferred stocks	115	148	—	263
Exchange-traded funds	203,336	107,163	(659)	309,840
Bond mutual funds	306,497	1,730	(535)	307,692
Total equity securities	$510,891	$109,534	$(1,603)	$618,822

At December 31, 2020
Equity securities
Common stocks	$10,810	$689	$(557)	$10,942
Preferred stocks	6,301	1,767	—	8,068
Exchange-traded funds	147,794	74,314	(390)	221,718
Bond mutual funds	256,839	20,878	—	277,717
Total equity securities	$421,744	$97,648	$(947)	$518,445

In the normal course of investing activities, the Company actively manages allocations to non-controlling tranches of structured securities which are variable interests issued by Variable Interest Entities ("VIEs"). These structured securities include RMBS, CMBS and ABS.

The Company also invests in limited partnerships which represent 72% of the Company's other investments. The investments in limited partnerships include hedge funds, direct lending funds, private equity funds and real estate funds as well as CLO equity tranched securities, which are variable interests issued by VIEs (refer to Note 3(c) 'Other Investments'). The Company does not have the power to direct the activities that are most significant to the economic performance of these VIEs therefore the Company is not the primary beneficiary of these VIEs.

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

The table below provides the contractual maturities of fixed maturities classified as available for sale:

	Amortized cost	Fair value	% of Total fair value

At September 30, 2021
Maturity
Due in one year or less	$517,901	$522,219	4.2%
Due after one year through five years	4,819,479	4,895,887	39.5%
Due after five years through ten years	2,433,271	2,464,807	19.9%
Due after ten years	269,475	271,774	2.2%
	8,040,126	8,154,687	65.8%
Agency RMBS	1,144,205	1,163,038	9.4%
CMBS	1,185,705	1,226,225	9.9%
Non-agency RMBS	192,129	193,764	1.6%
ABS	1,640,602	1,643,245	13.3%
Total	$12,202,767	$12,380,959	100.0%

At December 31, 2020
Maturity
Due in one year or less	$436,287	$444,527	3.6%
Due after one year through five years	4,165,696	4,335,219	36.0%
Due after five years through ten years	2,344,859	2,489,050	20.7%
Due after ten years	258,654	273,025	2.3%
	7,205,496	7,541,821	62.6%
Agency RMBS	1,244,727	1,286,209	10.7%
CMBS	1,268,273	1,353,587	11.2%
Non-agency RMBS	136,198	140,104	1.2%
ABS	1,712,236	1,720,078	14.3%
Total	$11,566,930	$12,041,799	100.0%

ABS classified as held to maturity with a net carrying value of $407 million (2020: $nil) do not have a single maturity date and cannot be allocated over several maturity groupings.

Corporate debt classified as held to maturity with a net carrying value of $10 million (2020: $nil) is due in ten years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
 Gross Unrealized Losses

The following table summarizes fixed maturities available for sale in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

At September 30, 2021
Fixed maturities, available for sale
U.S. government and agency	$92,049	$(3,892)	$1,550,593	$(6,913)	$1,642,642	$(10,805)
Non-U.S. government	2,826	(880)	352,085	(6,975)	354,911	(7,855)
Corporate debt	47,626	(1,938)	1,331,148	(22,478)	1,378,774	(24,416)
Agency RMBS	23,194	(878)	454,841	(4,502)	478,035	(5,380)
CMBS	12,019	(304)	184,367	(2,103)	196,386	(2,407)
Non-agency RMBS	4,630	(527)	69,865	(581)	74,495	(1,108)
ABS	45,628	(929)	523,180	(2,739)	568,808	(3,668)
Municipals	—	—	21,828	(242)	21,828	(242)
Total fixed maturities, available for sale	$227,972	$(9,348)	$4,487,907	$(46,533)	$4,715,879	$(55,881)

At December 31, 2020
Fixed maturities, available for sale
U.S. government and agency	$—	$—	$251,606	$(1,759)	$251,606	$(1,759)
Non-U.S. government	16,115	(262)	3,652	(166)	19,767	(428)
Corporate debt	63,640	(2,244)	233,970	(4,114)	297,610	(6,358)
Agency RMBS	6,580	(20)	78,672	(668)	85,252	(688)
CMBS	19,736	(1,012)	70,656	(1,272)	90,392	(2,284)
Non-agency RMBS	5,109	(598)	9,558	(80)	14,667	(678)
ABS	325,436	(4,011)	360,402	(2,674)	685,838	(6,685)
Municipals	—	—	11,881	(31)	11,881	(31)
Total fixed maturities, available for sale	$436,616	$(8,147)	$1,020,397	$(10,764)	$1,457,013	$(18,911)

Fixed Maturities

At September 30, 2021, 1,721 fixed maturities (2020: 719) were in an unrealized loss position of $56 million (2020: $19 million), of which $4 million (2020: $7 million) was related to securities below investment grade or not rated.

At September 30, 2021, 186 fixed maturities (2020: 249) had been in a continuous unrealized loss position for twelve months or greater and had a fair value of $228 million (2020: $437 million).

The unrealized losses of $56 million (2020: $19 million) were due to non-credit factors and were expected to be recovered as the related securities approach maturity.

At September 30, 2021, the Company did not intend to sell the securities in an unrealized loss position and it is more likely than not that the Company will not be required to sell these securities before the anticipated recovery of their amortized costs.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
b) Mortgage Loans

The following table provides details of the Company's mortgage loans, held for investment:

	September 30, 2021		December 31, 2020
	Carrying value	% of Total	Carrying value	% of Total

Mortgage loans, held for investment:
Commercial	$623,487	100%	$593,290	100%
Total mortgage loans, held for investment	$623,487	100%	$593,290	100%

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

The Company has a high quality mortgage loan portfolio with a weighted average debt service coverage ratio of 2.6x (2020: 2.4x) and a weighted average loan-to-value ratio of 60% (2020: 60%). At September 30, 2021, there are no credit losses or past due amounts associated with the commercial mortgage loans held by the Company.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
c) Other Investments

The following tables provide a summary of the Company's other investments, together with additional information relating to the liquidity of each category:

	Fair value		Redemption frequency (if currently eligible)	Redemption notice period

At September 30, 2021
Long/short equity funds	$3,762	—%	Annually	60 days
Multi-strategy funds	67,628	8%	Quarterly	60-90 days
Direct lending funds	297,047	33%	Quarterly(1)	90 days
Private equity funds	226,745	25%	n/a	n/a
Real estate funds	225,673	25%	Quarterly(2)	45 days
CLO-Equities	6,297	2%	n/a	n/a
Other privately held investments	65,512	7%	n/a	n/a
Overseas deposits	—	—%	n/a	n/a
Total other investments	$892,664	100%

At December 31, 2020
Long/short equity funds	$25,300	3%	Annually	60 days
Multi-strategy funds	121,420	15%	Quarterly, Semi-annually	60-95 days
Direct lending funds	272,131	33%	Quarterly(1)	90 days
Private equity funds	124,706	15%	n/a	n/a
Real estate funds	164,250	20%	Quarterly(2)	45 days
CLO-Equities	6,173	1%	n/a	n/a
Other privately held investments	70,011	8%	n/a	n/a
Overseas deposits	45,165	5%	n/a	n/a
Total other investments	$829,156	100%

n/a - not applicable
(1) Applies to one fund with a fair value of $45 million (2020: $38 million).
(2) Applies to one fund with a fair value of $73 million (2020: $61 million).

Two common redemption restrictions which may impact the Company's ability to redeem hedge funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund's net assets which may otherwise hinder the general partner or investment manager's ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During the nine months ended September 30, 2021 and 2020, neither of these restrictions impacted the Company's redemption requests. At September 30, 2021, $4 million (2020: $25 million), representing 5% (2020: 17%) of total hedge funds, relate to holdings where the Company is still within the lockup period. The expiration of this lockup period is March 2022.

At September 30, 2021, the Company had $237 million (2020: $151 million) of unfunded commitments as a limited partner in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from four to ten years and the General Partners of certain funds have the option to extend the term by up to three years.
At September 30, 2021, the Company had $21 million (2020: $20 million) of unfunded commitments as a limited partner in multi-strategy hedge funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until after the completion of the funds' investment term. These funds have investment terms ranging from two years to the dissolution of the underlying fund.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
At September 30, 2021, the Company had $202 million (2020: $201 million) of unfunded commitments as a limited partner in funds which invest in real estate and real estate securities and businesses. These funds include an open-ended fund and funds with investment terms ranging from two years to the dissolution of the underlying fund.
At September 30, 2021, the Company had $170 million (2020: $166 million) of unfunded commitments as a limited partner in private equity funds. The life of the funds is subject to the dissolution of the underlying funds. The Company expects the overall holding period to be over five years.

During 2015, the Company made a $50 million commitment as a limited partner of a bank revolver opportunity fund. The fund has an investment term of seven years and the General Partners have the option to extend the term by up to two years. At September 30, 2021, this commitment remains unfunded. It is not anticipated that the full amount of this fund will be drawn.

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

e) Net Investment Income

Net investment income was derived from the following sources:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Fixed maturities	$63,712	$73,992	$194,426	$244,394
Other investments	41,695	25,125	124,941	(14,574)
Equity securities	2,724	1,871	8,322	6,258
Mortgage loans	4,426	3,609	12,967	11,322
Cash and cash equivalents	692	2,491	3,645	9,814
Short-term investments	391	440	590	2,303
Gross investment income	113,640	107,528	344,891	259,517
Investment expenses	(6,301)	(5,572)	(18,717)	(19,419)
Net investment income	$107,339	$101,956	$326,174	$240,098

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
f) Net Investment Gains (Losses)

The following table provides an analysis of net investment gains (losses):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Gross realized investment gains
Fixed maturities and short-term investments	$21,036	$39,926	$126,901	$130,874
Equity securities	4	556	5,006	24,514
Gross realized investment gains	21,040	40,482	131,907	155,388
Gross realized investment losses
Fixed maturities and short-term investments	(4,206)	(10,394)	(32,443)	(88,216)
Equity securities	—	(37)	(116)	(5,839)
Gross realized investment losses	(4,206)	(10,431)	(32,559)	(94,055)
Change in allowance for expected credit losses	(315)	3,759	(76)	(2,498)
Impairment losses(1)	(22)	(184)	(22)	(1,486)
Change in fair value of investment derivatives(2)	2,486	(1,346)	3,388	1,970
Net unrealized gains (losses) on equity securities	(8,051)	23,329	11,230	(13,542)
Net investment gains	$10,932	$55,609	$113,868	$45,777

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
(2) Refer to Note 5 'Derivative Instruments'.

The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Balance at beginning of period	$84	$6,257	$323	$—
Expected credit losses on securities where credit losses were not previously recognized	—	194	64	22,570
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	315	(2,545)	59	(9,424)
Impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—	—	—
Securities sold/redeemed/matured	—	(1,408)	(47)	(10,648)
Balance at end of period	$399	$2,498	$399	$2,498

g) Reverse Repurchase Agreements

At September 30, 2021, the Company held $41 million (2020: $91 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents in the Company's consolidated balance sheets. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, the Company receives principal and interest income. The Company monitors the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The tables below present the financial instruments measured at fair value on a recurring basis for the periods indicated:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At September 30, 2021
Assets
Fixed maturities, available for sale
U.S. government and agency	$2,643,471	$48,923	$—	$—	$2,692,394
Non-U.S. government	—	719,922	—	—	719,922
Corporate debt	—	4,500,045	47,605	—	4,547,650
Agency RMBS	—	1,163,038	—	—	1,163,038
CMBS	—	1,226,225	—	—	1,226,225
Non-agency RMBS	—	193,764	—	—	193,764
ABS	—	1,643,245	—	—	1,643,245
Municipals	—	194,721	—	—	194,721
	2,643,471	9,689,883	47,605	—	12,380,959
Equity securities
Common stocks	1,027	—	—	—	1,027
Preferred stocks	263	—	—	—	263
Exchange-traded funds	309,840	—	—	—	309,840
Bond mutual funds	—	307,692	—	—	307,692
	311,130	307,692	—	—	618,822
Other investments
Hedge funds (1)	—	—	—	71,390	71,390
Direct lending funds	—	—	—	297,047	297,047
Private equity funds	—	—	—	226,745	226,745
Real estate funds	—	—	—	225,673	225,673
CLO-Equities	—	—	6,297	—	6,297
Other privately held investments	—	—	65,512	—	65,512
Overseas deposits	—	—	—	—	—
	—	—	71,809	820,855	892,664
Short-term investments	—	68,267	—	—	68,267
Other assets
Derivative instruments (refer to Note 5)	—	3,290	—	—	3,290
Total Assets	$2,954,601	$10,069,132	$119,414	$820,855	$13,964,002
Liabilities
Derivative instruments (refer to Note 5)	$—	$12,370	$7,719	$—	$20,089
Cash settled awards (refer to Note 8)	—	6,697	—	—	6,697
Total Liabilities	$—	$19,067	$7,719	$—	$26,786

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

(1) Includes Long/short equity and Multi-strategy funds.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The following table quantifies the significant unobservable inputs used in estimating fair values at September 30, 2021 of investments classified as Level 3 in the fair value hierarchy:

	Fair value	Valuation technique	Unobservable input	Range	Weighted average

Other investments - CLO-Equities	$6,297	Discounted cash flow	Default rates	4.5%	4.5%
			Loss severity rate	50.0%	50.0%
			Collateral spreads	3.0%	3.0%
			Estimated maturity dates	7 years	7 years

Other investments - Other privately held investments	$20,442	Discounted cash flow	Discount rate	1.6%	1.6%
			Default rate	0.5%	0.5%
			Loss absorption yield	1.0%	1.0%
			Estimated maturity date	3-4 years	4 years

Derivatives - Other underwriting-related derivatives	$(7,719)	Discounted cash flow	Discount rate	1.0%	1.0%

Note: Fixed maturities of $48 million that are classified as Level 3 are excluded from the above table as these securities are priced using broker-dealer quotes. In addition, other privately held investments of $45 million that are classified as Level 3 are excluded from the above table as these investments are priced using capital statements received from investee companies.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The following tables present changes in Level 3 for financial instruments measured at fair value on a recurring basis:

	Opening balance	Transfers into Level 3	Transfers out of Level 3	Included in net income(1)	Included in OCI (2)	Purchases	Sales	Settlements/ distributions	Closing balance	Change in unrealized gains/(losses) (3)

Three months ended September 30, 2021
Fixed maturities, available for sale
Corporate debt	$22,726	$—	$—	$—	$(121)	$25,000	$—	$—	$47,605	$—
CMBS	—	—	—	—	—	—	—	—	—	—
ABS	12,560	—	(12,582)	—	22	—	—	—	—	—
	35,286	—	(12,582)	—	(99)	25,000	—	—	47,605	—
Other investments
CLO-Equities	7,002	—	—	356	—	—	—	(1,061)	6,297	356
Other privately held investments	64,786	—	—	213	—	3,436	—	(2,923)	65,512	213
	71,788	—	—	569	—	3,436	—	(3,984)	71,809	569
Total assets	$107,074	$—	$(12,582)	$569	$(99)	$28,436	$—	$(3,984)	$119,414	$569

Other liabilities
Derivative instruments	$8,117	$—	$—	$(398)	$—	$—	$—	$—	$7,719	$(398)
Total liabilities	$8,117	$—	$—	$(398)	$—	$—	$—	$—	$7,719	$(398)

Nine months ended September 30, 2021
Fixed maturities
Corporate debt	$2,504	$7,000	$—	$—	$(199)	$38,300	$—	$—	$47,605	$—
CMBS	1,740	—	—	—	13	—	—	(1,753)	—	—
ABS	10,665	18,566	(28,789)	—	58	—	—	(500)	—	—
	14,909	25,566	(28,789)	—	(128)	38,300	—	(2,253)	47,605	—
Other investments
CLO-Equities	6,173	—	—	2,337	—	—	—	(2,213)	6,297	2,337
Other privately held investments	70,011	—	—	18,694	—	6,710	(26,980)	(2,923)	65,512	1,314
	76,184	—	—	21,031	—	6,710	(26,980)	(5,136)	71,809	3,651
Total assets	$91,093	$25,566	$(28,789)	$21,031	$(128)	$45,010	$(26,980)	$(7,389)	$119,414	$3,651

Other liabilities
Derivative instruments	$9,122	$—	$—	$(1,403)	$—	$—	$—	$—	$7,719	$(1,403)
Total liabilities	$9,122	$—	$—	$(1,403)	$—	$—	$—	$—	$7,719	$(1,403)

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

Three months ended September 30, 2020
Fixed maturities, available for sale
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
Transfers into Level 3 from Level 2

There were no transfers into Level 3 from Level 2 during the three months ended September 30, 2021. The transfers into Level 3 from Level 2 during the nine months ended September 30, 2021 and the three and nine months ended September 30, 2020 were primarily due to the lack of observable market inputs and multiple quotes from pricing vendors and broker-dealers for certain fixed maturities.

Transfers out of Level 3 into Level 2

The transfers out of Level 3 into Level 2 during the three and nine months ended September 30, 2021 were primarily due to the availability of observable market inputs and multiple quotes from pricing vendors for certain fixed maturities. There were no transfers out of Level 3 into Level 2 during the three and nine months ended September 30, 2020.

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

For hedge funds, direct lending funds, private equity funds and real estate funds, valuation statements are typically released on a reporting lag. Therefore, the Company estimates the fair value of these funds by starting with the most recent fund valuations and adjusting for capital calls, redemptions, drawdowns and distributions. Return estimates are not available from the relevant fund managers for these funds, therefore the Company typically has a reporting lag in its fair value measurements of these funds. At September 30, 2021 and December 31, 2020 all funds measured at fair value using NAVs are reported on a lag.

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
At September 30, 2021, the carrying values of cash and cash equivalents including restricted amounts, accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated fair values due to their short maturities. As these financial instruments are not actively traded, their fair values are classified as Level 2.

At September 30, 2021, the Company's fixed maturities held to maturity, were recorded at amortized cost with a carrying value of $417 million (2020: $nil) and a fair value of $417 million (2020: $nil). The fair values of these securities are determined using a model which uses prepayment speeds and spreads sourced primarily from the new issue market. As the significant inputs used to price these securities are observable market inputs, their fair values are classified as Level 2.

At September 30, 2021, the carrying value of mortgage loans, held for investment, approximated fair value. The fair values of mortgage loans are primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk or are determined from pricing for similar loans. As mortgage loans are not actively traded, their fair values are classified as Level 3.

At September 30, 2021, the Company's debt was recorded at amortized cost with a carrying value of $1,311 million (2020: $1,310 million) and a fair value of $1,471 million (2020: $1,485 million). The fair value of the Company's debt is based on prices obtained from a third-party pricing service and is determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As the yields for the risk-free yield curve and the spreads are observable market inputs, the fair value of the Company's debt is classified as Level 2.

5.    DERIVATIVE INSTRUMENTS

The following table provides the balance sheet classifications of derivatives recorded at fair value:

	September 30, 2021			December 31, 2020
	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)

Relating to investment portfolio:
Foreign exchange forward contracts	$298,139	$1,745	$328	$105,781	$2	$2,364
Relating to underwriting portfolio:
Foreign exchange forward contracts	1,154,468	1,545	12,042	1,197,012	18,873	—
Other underwriting-related contracts	75,000	—	7,719	75,000	—	9,122
Total derivatives		$3,290	$20,089		$18,875	$11,486

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

	September 30, 2021			December 31, 2020
	Gross amounts	Gross amounts offset	Net amounts(1)	Gross amounts	Gross amounts offset	Net amounts(1)

Derivative assets	$9,278	$(5,988)	$3,290	$27,765	$(8,890)	$18,875
Derivative liabilities	$26,077	$(5,988)	$20,089	$20,376	$(8,890)	$11,486

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.    DERIVATIVE INSTRUMENTS (CONTINUED)
The following table provides the total unrealized and realized gains (losses) recognized in net income for derivatives not designated as hedges:

	Consolidated statement of operations line item that includes gain (loss) recognized in net income	Three months ended September 30,		Nine months ended September 30,
		2021	2020	2021	2020

Relating to investment portfolio:
Foreign exchange forward contracts	Net investment gains (losses)	$2,486	$(1,346)	$3,388	$1,970
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange gains (losses)	(10,081)	16,370	(36,741)	14,811
Other underwriting-related contracts	Other insurance related income (losses)	399	370	1,404	(9,361)
Total		$(7,196)	$15,394	$(31,949)	$7,420

6.    RESERVE FOR LOSSES AND LOSS EXPENSES

Reserve Roll-Forward

The following table presents a reconciliation of the Company's beginning and ending gross reserve for losses and loss expenses and net reserves for unpaid losses and loss expenses:

	Nine months ended September 30,
	2021	2020

Gross reserve for losses and loss expenses, beginning of period	$13,926,766	$12,752,081
Less reinsurance recoverable on unpaid losses and loss expenses, beginning of period	(4,496,641)	(3,877,756)
Net reserve for unpaid losses and loss expenses, beginning of period	9,430,125	8,874,325

Net incurred losses and loss expenses related to:
Current year	2,315,697	2,473,363
Prior years	(23,138)	(9,351)
	2,292,559	2,464,012

Net paid losses and loss expenses related to:
Current year	(263,969)	(227,332)
Prior years	(1,778,479)	(1,831,192)
	(2,042,448)	(2,058,524)

Foreign exchange and other	(10,885)	35,992

Net reserve for unpaid losses and loss expenses, end of period	9,669,351	9,315,805
Reinsurance recoverable on unpaid losses and loss expenses, end of period	4,989,645	4,337,683
Gross reserve for losses and loss expenses, end of period	$14,658,996	$13,653,488

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
The Company writes business with loss experience generally characterized as low frequency and high severity in nature, which can result in volatility in its financial results. During the nine months ended September 30, 2021, the Company recognized catastrophe and weather-related losses, net of reinstatement premiums of $389 million (2020: $576 million).
At September 30, 2021, foreign exchange and other included a reduction in reinsurance recoverable on unpaid losses of $49 million related to the Reinsurance to Close of the 2018 year of account of Syndicate 2007.

Estimates for Significant Catastrophe Events

At September 30, 2021, net reserves for losses and loss expenses included estimated amounts for numerous catastrophe events. The magnitude and complexity of losses arising from certain of these events inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at estimated net reserves for losses and loss expenses. These events include Hurricane Ida, the July European Floods and U.S. Winter Storms Uri and Viola in 2021, the COVID-19 pandemic, Hurricanes Laura, Sally, Zeta and Delta, the Midwest derecho and wildfires across the West Coast of the United States in 2020, Japanese Typhoons Hagibis, Faxai and Tapah, Hurricane Dorian and the Australia Wildfires in 2019 and Hurricanes Michael and Florence, California Wildfires and Typhoon Jebi in 2018. As a result, actual losses for these events may ultimately differ materially from current estimates.

Prior Year Reserve Development

The Company's net favorable prior year reserve development arises from changes to estimates of losses and loss expenses related to loss events that occurred in previous calendar years. The following table presents net prior year reserve development by segment:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)

Insurance	$5,418	$270	$13,351	$4,521
Reinsurance	5,594	314	9,787	4,830
Total	$11,012	$584	$23,138	$9,351

The following sections provide further details on net prior year reserve development by segment, reserving class and accident year.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
Insurance Segment:

The following table maps lines of business to reserve classes and the expected claim tails:

Insurance segment
Reserve class and tail

	Property and other	Marine	Aviation	Credit and political risk	Professional lines	Liability

	Short	Short	Short/Medium	Medium	Medium	Long

Reported lines of business
Property	X
Marine		X
Terrorism	X
Aviation			X
Credit and political risk				X
Professional lines					X
Liability						X
Accident and health	X
Discontinued lines - Novae	X				X	X

Prior year reserve development by reserve class was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)

Property and other	$12,486	$6,907	$63,167	$42,688
Marine	4,189	4,095	23,411	633
Aviation	3,958	(326)	9,802	5,667
Credit and political risk	7,610	871	6,294	(223)
Professional lines	(20,759)	(7,287)	(68,405)	(19,086)
Liability	(2,066)	(3,990)	(20,918)	(25,158)
Total	$5,418	$270	$13,351	$4,521

For the three months ended September 30, 2021, we recognized $5 million of net favorable prior year reserve development, the principal components of which were:
•$12 million of net favorable prior year reserve development on property and other business primarily due to better than expected loss emergence attributable to the 2017 to 2020 catastrophe events and better than expected loss emergence attributable to the global property and E&S property books of business related to the 2020 accident year.
•$8 million of net favorable prior year reserve development on credit and political risk business primarily due to better than expected loss emergence mainly related to the 2019 and 2020 accident year.
•$4 million of net favorable prior year reserve development on marine business primarily due to better than expected loss emergence attributable to the cargo and specie books of business mainly related to the 2018 and 2020 accident years.
•$4 million of net favorable prior year reserve development on aviation business primarily due to better than expected loss emergence mainly related to the 2020 accident year.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
•$21 million of net adverse prior year reserve development on professional lines business primarily due to reserve strengthening within the International cyber program book of business mainly related to the 2019 accident year, the International management liability solutions book of business mainly related to the 2016 to 2019 accident years and the U.S. professional firms book of business mainly related to the 2018 and 2019 accident years.
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
•$7 million of net adverse prior year reserve development on professional lines business primarily due to reserve strengthening within the European professional indemnity and financial institutions books of business mainly related to the 2018 accident year and an increase in the loss estimate attributable to a specific large claim related to the 2009 accident year.
•$4 million of net adverse prior year reserve development on liability business primarily due to reserve strengthening within the primary casualty, U.S. excess casualty and program books of business mainly related to 2017 and 2018 accident years.
For the nine months ended September 30, 2021, we recognized $13 million of net favorable prior year reserve development, the principal components of which were:
•$63 million of net favorable prior year reserve development on property and other business primarily due to decreases in loss estimates attributable to specific large claims related to the 2011 and 2012 accident years, better than expected loss emergence attributable to the 2017 to 2020 catastrophe events, the global property and E&S property books of business related to the 2020 accident year and the accident and health book of business related to the 2019 and 2020 accident years.
•$23 million of net favorable prior year reserve development on marine business primarily due to better than expected loss emergence attributable to cargo, offshore energy and specie books of business mainly related to the 2017, 2018 and 2020 accident years and decreases in loss estimates attributable to specific large claims related to 2012 accident year.
•$10 million of net favorable prior year reserve development on aviation business primarily due to better than expected loss emergence attributable to the International book of business related to the 2020 accident year.
•$6 million of net favorable prior year reserve development on credit and political risk business primarily due to better than expected loss emergence mainly related to the 2019 accident year.
•$68 million of net adverse prior year reserve development on professional lines business primarily due to reserve strengthening within the International management liability solutions and financial institutions books of businesses related to the 2016 to 2019 accident years, the professional firms book of business mainly related to the 2018 and 2019 accident years, the International cyber book of business mainly related to the 2019 accident year, the U.S. commercial management solutions book of business mainly related to the 2018 and 2019 accident years and the European program and European management liability solutions books of business mainly related to the 2018 accident year.
•$21 million of net adverse prior year reserve development on liability business primarily due to reserve strengthening within the program book of business mainly related to the 2018 and 2019 accident years.
For the nine months ended September 30, 2020, we recognized $5 million of net favorable prior year reserve development, the principal components of which were:
•$43 million of net favorable prior year reserve development on property and other business primarily due to better than expected loss emergence related to 2018 and 2019 accident years, and to the 2017 to 2019 catastrophe events, and decreases in loss estimates attributable to specific large claims related to the 2014 and 2016 accident years.
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

Reinsurance Segment:
The following table maps lines of business to reserve classes and the expected claim tails:

Reinsurance segment
Reserve class and tail

	Property and other	Credit and surety	Professional lines	Motor	Liability

	Short	Medium	Medium	Long	Long

Reported lines of business
Catastrophe	X
Property	X
Credit and surety		X
Professional lines			X
Motor				X
Liability					X
Engineering	X
Agriculture	X
Marine and aviation	X
Accident and health	X
Discontinued lines - Novae	X			X	X

Prior year reserve development by reserve class was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)

Property and other	$(5,486)	$3,126	$7,792	$(4,961)
Credit and surety	8,624	11,184	(1,231)	27,927
Professional lines	(3,244)	(13,776)	(14,048)	(13,493)
Motor	8,345	1,214	38,431	18,732
Liability	(2,645)	(1,434)	(21,157)	(23,375)
Total	$5,594	$314	$9,787	$4,830

For the three months ended September 30, 2021, we recognized $6 million of net favorable prior year reserve development, the principal components of which were:
•$9 million of net favorable prior year reserve development on credit and surety business primarily due to better than expected loss emergence attributable to the European surety book of business related to several accident years.
•$8 million of net favorable prior year reserve development on motor business primarily due to proportional treaty business mainly related to the 2018 and 2019 accident years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
•$5 million of net adverse prior year development on property and other business primarily due to reserve strengthening within the engineering line of business mainly related to the 2016 to 2019 accident years, and attributable to the 2017 and 2020 catastrophe events, partially offset by better than expected loss emergence attributable to the agriculture book of business mainly related to the 2020 accident year.
For the three months ended September 30, 2020, we recognized $0.3 million of net favorable prior year reserve development, the principal components of which were:
•$11 million of net favorable prior year reserve development on credit and surety business primarily due to better than expected loss emergence related to 2017 and 2019 accident years.
•$14 million of net adverse prior year reserve development on professional lines business primarily due to an increase in the loss estimate attributable to a specific large claim related to the 2016 accident year and reserve strengthening within the European book of business mainly related to the 2016 to 2018 accident years.
For the nine months ended September 30, 2021, we recognized $10 million of net favorable prior year reserve development, the principal components of which were:
•$38 million of net favorable prior year reserve development on motor business primarily due to proportional and non-proportional treaty business mainly related to 2016 and older accident years.
•$8 million of net favorable prior year development on property and other business primarily due to decreases in the loss estimates attributable to specific large claims related to the 2009, 2019 and 2020 accident years, better than expected loss emergence attributable to the 2017 to 2019 catastrophe events, and to the accident and health book of business mainly related to the 2020 accident year, partially offset by reserve strengthening within the engineering line of business mainly related to the 2016 to 2019 accident years and attributable to the 2020 catastrophe events.
•$21 million of net adverse prior year reserve development on liability business primarily due to increases in loss estimates attributable to specific large claims related to the 2017 accident year and reserve strengthening within the commercial auto liability and U.S. multiline/regional books of business related to the 2018 accident year.
•$14 million of net adverse prior year reserve development on professional lines business primarily due to reserve strengthening within the U.S. and European books of business related to the 2015 to 2018 accident year and increases in the loss estimates attributable to specific large claims related to the 2015 to 2017 accident years.
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
•$13 million of net adverse prior year reserve development on professional lines business primarily due to an increase in the loss estimate attributable to a specific large claim related to the 2016 accident year and reserve strengthening within the European book of business mainly related to the 2016 to 2018 accident years.
•$5 million of net adverse prior year development on property and other business primarily due to reserve strengthening within the engineering line of business mainly related to the 2016 to 2018 accident years, and the marine and aviation line of business mainly related to the 2017 accident year, partially offset by net favorable prior year reserve development within the property line of business due to better than expected loss emergence attributable to the 2019 catastrophe events.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.    EARNINGS PER COMMON SHARE
The following table presents a comparison of earnings (loss) per common share and earnings (loss) per diluted common share:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Earnings (loss) per common share
Net income (loss)	$54,948	$(65,382)	$413,716	$(123,167)
Less: Preferred share dividends	7,563	7,563	22,688	22,688
Net income (loss) available (attributable) to common shareholders	47,385	(72,945)	391,028	(145,855)
Weighted average common shares outstanding	84,771	84,308	84,684	84,235
Earnings (loss) per common share	$0.56	$(0.87)	$4.62	$(1.73)

Earnings (loss) per diluted common share
Net income (loss) available (attributable) to common shareholders	$47,385	$(72,945)	$391,028	$(145,855)

Weighted average common shares outstanding	84,771	84,308	84,684	84,235
Share-based compensation plans(1)	565	—	507	—
Weighted average diluted common shares outstanding	85,336	84,308	85,191	84,235

Earnings (loss) per diluted common share	$0.56	$(0.87)	$4.59	$(1.73)

Weighted average anti-dilutive shares excluded from the dilutive computation	477	859	873	1,019

(1) Due to the net loss attributable to common shareholders recognized for the three and nine months ended September 30, 2020, the share equivalents were anti-dilutive.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.    SHARE-BASED COMPENSATION (CONTINUED)
The following table provides details of the significant inputs used in the Monte Carlo simulation model:

Nine months ended September 30,	2021

Expected volatility	32.99%
Expected term (in years)	3.0
Expected dividend yield	n/a
Risk-free interest rate	0.17%

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

Share-Settled Awards

The following table provides an activity summary of the Company's share-settled restricted stock units for the nine months ended September 30, 2021:

	Share-Settled Performance Restricted Stock Units		Share-Settled Service Restricted Stock Units
	Number of restricted stock units	Weighted average grant date fair value	Number of restricted stock units	Weighted average grant date fair value

Non-vested restricted stock units - beginning of period	289	$55.92	1,501	$56.50
Granted	122	49.04	1,234	48.03
Vested	(66)	48.89	(555)	56.47
Forfeited	(4)	62.26	(76)	54.70
Non-vested restricted stock units - end of period	341	$54.74	2,104	$51.61

Cash-Settled awards

The following table provides an activity summary of the Company's cash-settled restricted stock units for the nine months ended September 30, 2021:

Cash-Settled Service Restricted Stock Units
Number of restricted stock units

Non-vested restricted stock units - beginning of period	471
Granted	—
Vested	(231)
Forfeited	(18)
Non-vested restricted stock units - end of period	222

The following table provides additional information related to share-based compensation:

Nine months ended September 30,	2021	2020

Share-based compensation expense(1)	$37,394	$36,178
Tax benefits associated with share-based compensation expense	$6,248	$6,036
Liability for cash-settled restricted stock units(2)	$6,697	$10,160
Fair value of restricted stock units vested(3)	$42,582	$46,939
Unrecognized share-based compensation expense	$95,636	$83,978
Expected weighted average period associated with the recognition of unrecognized share-based compensation expense	2.6 years	2.5 years

(1) Related to share-settled restricted stock units and cash-settled restricted stock units.
(2) Included in other liabilities in the consolidated balance sheets.
(3) Fair value is based on the closing price of the Company's common shares on the vest date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.    SHAREHOLDERS' EQUITY
The following table presents changes in common shares issued and outstanding:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Shares issued, balance at beginning of period	176,580	176,580	176,580	176,580
Shares issued	—	—	—	—
Total shares issued at end of period	176,580	176,580	176,580	176,580

Treasury shares, balance at beginning of period	(91,813)	(92,274)	(92,227)	(92,621)
Shares repurchased	(4)	(2)	(201)	(155)
Shares reissued	10	5	621	505
Total treasury shares at end of period	(91,807)	(92,271)	(91,807)	(92,271)

Total shares outstanding	84,773	84,309	84,773	84,309

Treasury Shares
The following table presents common shares repurchased from shares held in Treasury:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

In the open market:
Total shares	—	—	—	—
Total cost	$—	$—	$—	$—
Average price per share(1)	$—	$—	$—	$—

From employees:(2)
Total shares	4	2	201	155
Total cost	$206	$84	$10,025	$8,685
Average price per share(1)	$49.91	$46.85	$49.87	$55.94

Total shares repurchased:
Total shares	4	2	201	155
Total cost	$206	$84	$10,025	$8,685
Average price per share(1)	$49.91	$46.85	$49.87	$55.94

(1) Calculated using whole numbers.
(2)  Shares are repurchased from employees to satisfy withholding tax liabilities related to the vesting of share-settled restricted stock units.
Dividends
The following table presents dividends declared and paid related to the Company's common and preferred shares:

	Per share data
	Dividends declared	Dividends paid in period of declaration	Dividends paid in period following declaration

Three months ended September 30, 2021
Common shares	$0.42	$—	$0.42
Series E preferred shares	$34.38	$—	$34.38

Three months ended September 30, 2020
Common shares	$0.41	$—	$0.41
Series E preferred shares	$34.38	$—	$34.38

Nine months ended September 30, 2021
Common shares	$1.26	$0.84	$0.42
Series E preferred shares	$103.13	$68.75	$34.38

Nine months ended September 30, 2020
Common shares	$1.23	$0.82	$0.41
Series E preferred shares	$103.13	$68.75	$34.38

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12.    OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the tax effects allocated to each component of other comprehensive income (loss):

	2021			2020
	Before tax amount	Income tax (expense) benefit	Net of tax amount	Before tax amount	Income tax (expense) benefit	Net of Tax Amount

Three months ended September 30,
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	$(65,321)	$7,143	$(58,178)	$105,932	$(10,820)	$95,112
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	370	—	370	218	2	220
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	(16,438)	1,858	(14,580)	(33,100)	3,970	(29,130)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(81,389)	9,001	(72,388)	73,050	(6,848)	66,202
Foreign currency translation adjustment	(3,807)	—	(3,807)	2,310	—	2,310
Total comprehensive income (loss), net of tax	$(85,196)	$9,001	$(76,195)	$75,360	$(6,848)	$68,512

Nine months ended September 30,
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	$(204,587)	$25,440	$(179,147)	$243,522	$(33,139)	$210,383
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	131	—	131	(110)	(2)	(112)
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	(94,018)	7,837	(86,181)	(38,584)	8,295	(30,289)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(298,474)	33,277	(265,197)	204,828	(24,846)	179,982
Foreign currency translation adjustment	924	—	924	(1,581)	—	(1,581)
Total other comprehensive income (loss), net of tax	$(297,550)	$33,277	$(264,273)	$203,247	$(24,846)	$178,401

The following table presents details of amounts reclassified from accumulated other comprehensive income ("AOCI") to net income (loss):

		Amount reclassified from AOCI(1)
AOCI Components	Consolidated statement of operations line item that includes reclassification adjustment	Three months ended September 30,		Nine months ended September 30,
		2021	2020	2021	2020

Unrealized gains (losses) on available for sale investments
	Other realized gains (losses)	$16,460	$33,284	$94,040	$40,070
	Impairment losses	(22)	(184)	(22)	(1,486)
	Total before tax	16,438	33,100	94,018	38,584
	Income tax (expense) benefit	(1,858)	(3,970)	(7,837)	(8,295)
	Net of tax	$14,580	$29,130	$86,181	$30,289

(1)     Amounts in parentheses are charges to net income (loss).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.    RELATED PARTY TRANSACTIONS

At September 30, 2021, the Company has invested $14 million with Rialto Real Estate Fund IV-Property and $14 million in co-investments with Rialto Real Estate Fund IV-Property, a fund managed by a portfolio company of Stone Point's private equity fund, Trident VII L.P.

At September 30, 2021, the Company has invested $8 million in Stone Point's private equity fund, T-VIII Mercury Co-Invest LP.

At September 30, 2021, the Company has invested $8 million in Stone Point Credit Corporation.

On June 29, 2021, the Company invested $10 million in 7.25% fixed to floating rate, senior unsecured notes due 2031, issued by Harrington.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2021 and 2020 and our financial condition at September 30, 2021 and December 31, 2020. This should be read in conjunction with Item 1 'Consolidated Financial Statements' of this report and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020. Tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

THIRD QUARTER 2021 FINANCIAL HIGHLIGHTS

Third Quarter 2021 Consolidated Results of Operations

•Net income available to common shareholders of $47 million, or $0.56 per common share, and $0.56 per diluted common share
•Operating income(1) of $1 million, or $0.01 per diluted common share(1)
•Gross premiums written of $1.6 billion
•Net premiums written of $1.0 billion
•Net premiums earned of $1.2 billion
•Pre-tax catastrophe and weather-related losses, net of reinsurance and reinstatement premiums, of $250 million (Insurance: $105 million and Reinsurance: $145 million), or 20.7 points on the current accident year loss ratio, primarily attributable to Hurricane Ida, July European floods and other weather-related events.
•Net favorable prior year reserve development of $11 million
•Underwriting loss(2) of $59 million and combined ratio of 107.4%
•Net investment income of $107 million
•Net investment gains of $11 million
•Foreign exchange gains of $28 million
Third Quarter 2021 Consolidated Financial Condition
•Total cash and investments of $16.5 billion; fixed maturities, short-term investments, and cash and cash equivalents comprise 87% of total cash and investments and have an average credit rating of AA-
•Total assets of $27.9 billion
•Reserve for losses and loss expenses of $14.7 billion and reinsurance recoverable on unpaid and paid losses and loss expenses of $5.5 billion
•Total debt of $1.3 billion and debt to total capital ratio(3) of 19.7%
•Common shareholders’ equity of $4.8 billion; book value per diluted common share of $54.86

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
We provide our clients and distribution partners with a broad range of risk transfer products and services, and meaningful capacity, backed by excellent financial strength. We manage our portfolio holistically, aiming to construct the optimum portfolio of risks, consistent with our risk appetite and the development of our franchise. We nurture an ethical, entrepreneurial, disciplined and diverse culture that promotes outstanding client service, intelligent risk taking and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a global leader in specialty risks. The execution of our business strategy for the first nine months of 2021 included the following:

•increasing our relevance in a select number of attractive specialty lines insurance and treaty reinsurance markets including U.S. excess and surplus lines, North America professional lines and Lloyd's specialty insurance business;

•continuing the implementation of a focused distribution strategy;

•re-balancing our portfolio towards less volatile lines of business that carry attractive returns;

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

Rates, and terms and conditions across virtually all insurance lines and geographies continued to be favorable through the third quarter of 2021. We expect many specialty segments will continue to experience further pricing improvements, as carriers assess pricing adequacy, portfolio construction, economic conditions and account preferences. In this market environment, we are focusing on growth in lines of business and market segments that are adequately priced.

The reinsurance market is also experiencing an improvement in rates, and terms and conditions, but more is needed to achieve price adequacy. In light of 2021 marking the fifth consecutive year of losses, markets are aiming to reduce net volatility and increase profitability. However, the case for change is dampened due to the very strong industry capitalization. Overall, we believe the reinsurance market will continue to gain momentum and achieve the required risk adjusted rate increases.

We are encouraged by the pricing improvements we are seeing across both the insurance and reinsurance segments, and that we expect will carry into 2022 and beyond. Where prices deliver adequate profitability, we will look to grow within our risk and volatility guidelines. With a strengthened book of business, and growing footprint in attractive markets that are seeing the most favorable conditions, we believe AXIS is well positioned to drive profitable growth within the current environment.

CONSOLIDATED RESULTS OF OPERATIONS

	Three months ended September 30,			Nine months ended September 30,
	2021	% Change	2020	2021	% Change	2020

Underwriting revenues:
Gross premiums written	$1,646,489	24%	$1,331,178	$6,123,156	12%	$5,478,519
Net premiums written	996,471	22%	815,982	3,979,215	12%	3,550,960
Net premiums earned	1,211,427	11%	1,091,312	3,472,090	6%	3,283,941
Other insurance related income (loss)	7,665	nm	1,440	16,262	nm	(5,270)
Underwriting expenses:
Net losses and loss expenses	(911,369)	4%	(879,677)	(2,292,559)	(7%)	(2,464,012)
Acquisition costs	(231,712)	—%	(230,564)	(669,654)	(4%)	(697,716)
Underwriting-related general and administrative expenses(1)	(134,826)	14%	(117,835)	(396,455)	10%	(361,623)
Underwriting income (loss)	(58,815)		(135,324)	129,684		(244,680)

Net investment income	107,339	5%	101,956	326,174	36%	240,098
Net investment gains	10,932	(80%)	55,609	113,868	nm	45,777
Corporate expenses(1)	(23,134)	10%	(20,988)	(82,365)	10%	(74,915)
Foreign exchange (losses) gains	28,032	nm	(60,734)	4,316	nm	(8,760)
Interest expense and financing costs	(15,954)	2%	(15,574)	(46,759)	(22%)	(59,641)
Reorganization expenses	—	nm	(1,413)	—	nm	(822)
Amortization of value of business acquired	(1,028)	—%	(1,028)	(3,083)	(25%)	(4,111)
Amortization of intangible assets	(3,149)	11%	(2,838)	(9,163)	7%	(8,564)
Income (loss) before income taxes and interest in income (loss) of equity method investments	44,223		(80,334)	432,672		(115,618)
Income tax (expense) benefit	(1,186)	nm	12,056	(49,827)	nm	6,030
Interest in income (loss) of equity method investments	11,911	nm	2,896	30,871	nm	(13,579)
Net income (loss)	54,948		(65,382)	413,716		(123,167)
Preferred share dividends	(7,563)	—%	(7,563)	(22,688)	—%	(22,688)
Net income (loss) available (attributable) to common shareholders	$47,385		$(72,945)	$391,028		$(145,855)

nm – not meaningful is defined as a variance greater than +/-100%

(1)Underwriting-related general and administrative expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most comparable GAAP financial measure, also included corporate expenses of $23,134 and $20,988 for the three months ended September 30, 2021 and 2020, respectively, and $82,365 and $74,915 for the nine months ended September 30, 2021 and 2020, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for further details on corporate expenses. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures Reconciliation' for further details.

Underwriting Revenues

Underwriting revenues by segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2021	% Change	2020	2021	% Change	2020

Gross premiums written:
Insurance	$1,176,500	26%	$935,817	$3,548,169	22%	$2,914,100
Reinsurance	469,989	19%	395,361	2,574,987	—%	2,564,419
Total gross premiums written	$1,646,489	24%	$1,331,178	$6,123,156	12%	$5,478,519

Percent of gross premiums ceded
Insurance	40%	(2 pts)	42%	40%	(1 pt)	41%
Reinsurance	39%	8 pts	31%	28%	(1 pt)	29%
Total percent of gross premiums ceded	40%	1 pt	39%	35%	0 pt	35%

Net premiums written:
Insurance	$707,492	30%	$544,857	$2,128,190	23%	$1,729,268
Reinsurance	288,979	7%	271,125	1,851,025	2%	1,821,692
Total net premiums written	$996,471	22%	$815,982	$3,979,215	12%	$3,550,960

Net premiums earned:
Insurance	$681,008	19%	$570,184	$1,928,970	13%	$1,709,268
Reinsurance	530,419	2%	521,128	1,543,120	(2%)	1,574,673
Total net premiums earned	$1,211,427	11%	$1,091,312	$3,472,090	6%	$3,283,941

Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations - Results by Segment' for further details on underwriting revenues.

Underwriting Expenses

The components of the combined ratio were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2021	% Point Change	2020	2021	% Point Change	2020

Current accident year loss ratio excluding catastrophe and weather-related losses	55.4%	(3.1)	58.5%	55.4%	(2.4)	57.8%
Catastrophe and weather-related losses ratio	20.7%	(1.5)	22.2%	11.3%	(6.2)	17.5%
Current accident year loss ratio	76.1%	(4.6)	80.7%	66.7%	(8.6)	75.3%
Prior year reserve development ratio	(0.9%)	(0.8)	(0.1%)	(0.7%)	(0.4)	(0.3%)
Net losses and loss expenses ratio	75.2%	(5.4)	80.6%	66.0%	(9.0)	75.0%
Acquisition cost ratio	19.1%	(2.0)	21.1%	19.3%	(1.9)	21.2%
General and administrative expense ratio(1)	13.1%	0.3	12.8%	13.8%	0.4	13.4%
Combined ratio	107.4%	(7.1)	114.5%	99.1%	(10.5)	109.6%

(1) The general and administrative expense ratio included corporate expenses not allocated to underwriting segments of 1.9% and 1.9% for the three months ended September 30, 2021 and 2020, respectively, and 2.4% and 2.3% for the nine months ended September 30, 2021 and 2020, respectively Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for further details.

Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations - Results by Segment' for further details on underwriting expenses.

RESULTS BY SEGMENT

Insurance Segment

Results for the insurance segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2021	% Change	2020	2021	% Change	2020

Revenues:
Gross premiums written	$1,176,500	26%	$935,817	$3,548,169	22%	$2,914,100
Net premiums written	707,492	30%	544,857	2,128,190	23%	1,729,268
Net premiums earned	681,008	19%	570,184	1,928,970	13%	1,709,268
Other insurance related income	468	(32%)	688	1,435	(31%)	2,091

Expenses:
Current accident year net losses and loss expenses	(448,099)		(443,659)	(1,145,104)		(1,257,090)
Prior year reserve development	5,418		270	13,351		4,521
Acquisition costs	(123,529)		(114,569)	(348,172)		(343,579)
Underwriting-related general and administrative expenses	(104,905)		(94,379)	(307,777)		(284,909)

Underwriting income (loss)	$10,361		$(81,465)	$142,703		$(169,698)

Ratios:		% Point Change			% Point Change
Current accident year loss ratio excluding catastrophe and weather-related losses	50.8%	(3.9)	54.7%	51.6%	(3.2)	54.8%
Catastrophe and weather-related losses ratio	15.0%	(8.1)	23.1%	7.8%	(10.9)	18.7%
Current accident year loss ratio	65.8%	(12.0)	77.8%	59.4%	(14.1)	73.5%
Prior year reserve development ratio	(0.8%)	(0.8)	—%	(0.7%)	(0.5)	(0.2%)
Net losses and loss expenses ratio	65.0%	(12.8)	77.8%	58.7%	(14.6)	73.3%
Acquisition cost ratio	18.1%	(2.0)	20.1%	18.0%	(2.1)	20.1%
Underwriting-related general and administrative expense ratio	15.4%	(1.1)	16.5%	16.0%	(0.7)	16.7%
Combined ratio	98.5%	(15.9)	114.4%	92.7%	(17.4)	110.1%

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended September 30,					Nine months ended September 30,
	2021		2020		% Change	2021		2020		% Change

Property	$273,216	24%	$238,599	26%	15%	$855,395	24%	$741,043	27%	15%
Marine	87,463	7%	82,810	9%	6%	389,472	11%	355,503	12%	10%
Terrorism	14,167	1%	14,767	2%	(4%)	46,250	1%	42,296	1%	9%
Aviation	32,954	3%	22,702	2%	45%	83,098	2%	63,725	2%	30%
Credit and political risk	27,651	2%	24,473	3%	13%	108,242	3%	100,151	3%	8%
Professional lines	465,469	40%	338,907	36%	37%	1,267,030	36%	943,635	32%	34%
Liability	228,306	19%	172,747	18%	32%	663,088	19%	548,023	19%	21%
Accident and health	46,644	4%	39,262	4%	19%	134,971	4%	117,743	4%	15%
Discontinued lines - Novae	630	—%	1,550	—%	nm	623	—%	1,981	—%	nm
Total	$1,176,500	100%	$935,817	100%	26%	$3,548,169	100%	$2,914,100	100%	22%

nm – not meaningful

Gross premiums written for the three months ended September 30, 2021 increased by $241 million, or 26% ($228 million, or 24%, on a constant currency basis(1)), compared to the three months ended September 30, 2020. The increase was primarily attributable to professional lines, liability, property, aviation, and accident and health lines.

The increases in professional lines, liability and property lines were due to new business and favorable rate changes. The increase in accident and health lines was due to the timing of renewals. The increase in aviation lines was due to premium adjustments and new business together with favorable rate changes and timing differences on renewed business.

Gross premiums written for the nine months ended September 30, 2021 increased by $634 million, or 22% ($596 million, or 20%, on a constant currency basis(1)), compared to the nine months ended September 30, 2020. The increase was primarily attributable to professional lines, liability, property, marine, aviation, and accident and health lines.

The increases in professional lines, liability, property and marine lines were due to new business and favorable rate changes. The increase in aviation lines was due to premium adjustments, new business and favorable rate changes. The increase in accident and health lines was due to new business and the timing of renewals.

Ceded Premiums Written

Ceded premiums written for the three months ended September 30, 2021, was $469 million, or 40%, of gross premiums written, compared to $391 million, or 42%, of gross premiums written for the three months ended September 30, 2020. The increase in ceded premiums written of $78 million, or 20%, was primarily driven by increases in professional lines and liability lines.

Ceded premiums written for the nine months ended September 30, 2021, was $1.4 billion, or 40%, of gross premiums written, compared to $1.2 billion, or 41%, of gross premiums written for the nine months ended September 30, 2020. The increase in ceded premiums written of $235 million, or 20%, was primarily driven by increases in professional lines, liability, property, and accident and health lines, partially offset by a decrease in marine lines.

(1) Amounts presented on a constant currency basis are non-GAAP financial measures as defined in Item10 (e) of SEC Regulation S-K. The constant currency basis is calculated by applying the average foreign exchange rate from the current year to the prior year balance.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended September 30,					Nine months ended September 30,
	2021		2020		% Change	2021		2020		% Change

Property	$169,600	25%	$145,717	27%	16%	$486,467	25%	$452,876	26%	7%
Marine	89,700	13%	76,544	13%	17%	261,574	14%	220,248	13%	19%
Terrorism	13,303	2%	11,728	2%	13%	38,055	2%	34,675	2%	10%
Aviation	21,104	3%	19,039	3%	11%	62,235	3%	51,236	3%	21%
Credit and political risk	22,156	3%	23,781	4%	(7%)	65,926	3%	77,721	5%	(15%)
Professional lines	236,380	35%	179,441	31%	32%	651,649	34%	530,651	31%	23%
Liability	90,136	13%	76,487	13%	18%	253,220	13%	234,522	14%	8%
Accident and health	38,072	6%	37,151	7%	2%	109,089	6%	106,015	6%	3%
Discontinued lines - Novae	557	—%	296	—%	nm	755	—%	1,324	—%	nm
Total	$681,008	100%	$570,184	100%	19%	$1,928,970	100%	$1,709,268	100%	13%

nm – not meaningful

Net premiums earned for the three months ended September 30, 2021 increased by $111 million, or 19% ($101 million, or 18%, on a constant currency basis), compared to the three months ended September 30, 2020. The increase was primarily driven by increases in gross premiums earned in professional lines, liability, property and marine lines, partially offset by increases in ceded premiums earned in professional lines, liability and property lines.

Net premiums earned for the nine months ended September 30, 2021 increased by $220 million, or 13% ($189 million, or 11%, on a constant currency basis), compared to the nine months ended September 30, 2020. The increase was primarily driven by increases in gross premiums earned in professional lines, liability, property, marine and aviation lines, partially offset by increases in ceded premiums earned in professional lines, liability and property lines and a decrease in gross premiums earned in credit and political risk lines.

Loss Ratio

The components of the loss ratio were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2021	% Point Change	2020	2021	% Point Change	2020

Current accident year loss ratio	65.8%	(12.0)	77.8%	59.4%	(14.1)	73.5%
Prior year reserve development ratio	(0.8%)	(0.8)	—%	(0.7%)	(0.5)	(0.2%)
Loss ratio	65.0%	(12.8)	77.8%	58.7%	(14.6)	73.3%

Current Accident Year Loss Ratio

The current accident year loss ratio decreased to 65.8% and 59.4% for the three and nine months ended September 30, 2021, respectively, from 77.8% and 73.5% for the three and nine months ended September 30, 2020, respectively.

The decrease in the current accident year loss ratio for three and nine months ended September 30, 2021, compared to the same period in 2020, was impacted by a lower level of catastrophe and weather-related losses. During the three months ended September 30, 2021, catastrophe and weather-related losses, net of reinstatement premiums, were $105 million, or 15.0 points, primarily attributable to Hurricane Ida and other weather-related events. During the nine months ended September 30, 2021, catastrophe and weather-related losses, net of reinstatement premiums, were $152 million, or 7.8 points, primarily attributable to Hurricane Ida, Winter Storms Uri and Viola, and other weather-related events. Comparatively, during the three and nine months ended September 30, 2020, catastrophe and weather-related losses, net of reinstatement premiums, were $132 million, or 23.1 points and $325 million, or 18.7 points, respectively.

After adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio decreased to 50.8% for the three months ended September 30, 2021, from 54.7% for the three months ended September 30, 2020. The decrease in the current accident year loss ratio, after adjusting for the impact of the catastrophe and weather-related losses was principally due to the impact of favorable pricing over loss trends, and decreases in loss experience in property lines, largely associated with repositioning the portfolio, and credit and political risk lines.

After adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio decreased to 51.6% for the nine months ended September 30, 2021, from 54.8% for the nine months ended September 30, 2020. The decrease in the current accident year loss ratio, after adjusting for the impact of the catastrophe and weather-related losses was principally due to the impact of favorable pricing over loss trends and a decrease in loss experience in property lines largely associated with repositioning the portfolio.

Prior Year Reserve Development

Refer to Item 1, Note 6 to the Consolidated Financial Statements 'Reserve for losses and loss expenses' for details on the reserve classes, the expected claims tails and prior year development.

Acquisition Cost Ratio

The acquisition cost ratio decreased to 18.1% and 18.0% for the three and nine months ended September 30, 2021, respectively, from 20.1% and 20.1% for the three and nine months ended September 30, 2020, respectively, principally related to changes in business mix due to the decrease in program business in Property lines written in recent periods and an increase in ceding commissions.

Underwriting-Related General and Administrative Expense Ratio

The underwriting-related general and administrative expense ratio decreased to 15.4% for the three months ended September 30, 2021, from 16.5% for the three months ended September 30, 2020, mainly driven by an increase in net premiums earned, partially offset by an increase in personnel costs and information technology costs together with a decrease in fees related to arrangements with strategic capital partners.

The underwriting-related general and administrative expense ratio decreased to 16.0% for the nine months ended September 30, 2021, from 16.7% for the nine months ended September 30, 2020, mainly driven by an increase in net premiums earned, partially offset by an increase in personnel costs and a decrease in fees related to arrangements with strategic capital partners.

Reinsurance Segment

Results from the reinsurance segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2021	% Change	2020	2021	% Change	2020

Revenues:
Gross premiums written	$469,989	19%	$395,361	$2,574,987	—%	$2,564,419
Net premiums written	288,979	7%	271,125	1,851,025	2%	1,821,692
Net premiums earned	530,419	2%	521,128	1,543,120	(2%)	1,574,673
Other insurance related income (loss)	7,197	nm	752	14,827	nm	(7,361)

Expenses:
Current accident year net losses and loss expenses	(474,282)		(436,602)	(1,170,593)		(1,216,273)
Prior year reserve development	5,594		314	9,787		4,830
Acquisition costs	(108,183)		(115,995)	(321,482)		(354,137)
Underwriting-related general and administrative expenses	(29,921)		(23,456)	(88,678)		(76,714)

Underwriting income (loss)	$(69,176)		$(53,859)	$(13,019)		$(74,982)
Ratios:		% Point Change			% Point Change
Current accident year loss ratio excluding catastrophe and weather-related losses	61.4%	(1.3)	62.7%	60.2%	(0.9)	61.1%
Catastrophe and weather-related losses ratio	28.0%	6.9	21.1%	15.7%	(0.4)	16.1%
Current accident year loss ratio	89.4%	5.6	83.8%	75.9%	(1.3)	77.2%
Prior year reserve development ratio	(1.0%)	(0.9)	(0.1%)	(0.7%)	(0.4)	(0.3%)
Net losses and loss expenses ratio	88.4%	4.7	83.7%	75.2%	(1.7)	76.9%
Acquisition cost ratio	20.4%	(1.9)	22.3%	20.8%	(1.7)	22.5%
Underwriting-related general and administrative expense ratio	5.6%	1.1	4.5%	5.8%	0.9	4.9%
Combined ratio	114.4%	3.9	110.5%	101.8%	(2.5)	104.3%

nm – not meaningful

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended September 30,					Nine months ended September 30,
	2021		2020		% Change	2021		2020		% Change

Catastrophe	$88,396	18%	$74,656	18%	18%	$472,441	17%	$526,646	21%	(10%)
Property	38,584	8%	58,907	15%	(35%)	209,364	8%	246,859	10%	(15%)
Credit and surety	55,807	12%	38,110	10%	46%	176,441	7%	189,180	7%	(7%)
Professional lines	24,279	5%	31,752	8%	(24%)	303,932	12%	267,047	10%	14%
Motor	12,151	3%	(2,235)	(1)%	nm	275,455	11%	319,867	12%	(14%)
Liability	166,085	35%	136,791	35%	21%	617,393	24%	505,322	20%	22%
Engineering	(660)	—%	1,408	—%	nm	(5,590)	—%	20,334	1%	nm
Agriculture	11,992	3%	7,455	2%	61%	75,306	3%	69,599	3%	8%
Marine and aviation	12,427	3%	6,341	2%	96%	70,382	3%	62,202	2%	13%
Accident and health	60,927	13%	41,820	11%	nm	379,179	15%	356,123	14%	6%
Discontinued lines - Novae	1	—%	356	—%	nm	684	—%	1,240	—%	(45%)
Total	$469,989	100%	$395,361	100%	19%	$2,574,987	100%	$2,564,419	100%	—%

nm – not meaningful

Gross premiums written for the three months ended September 30, 2021, increased by $75 million, or 19% ($71 million, or 18% on a constant currency basis), compared to the three months ended September 30, 2020. The increase was primarily attributable to liability, accident and health, credit and surety, motor and catastrophe lines, partially offset by a decrease in property and professional lines.

The increases in liability, and accident and health lines were largely driven by favorable market conditions associated with renewals and new business. In addition, the timing of the renewals of large contracts contributed to the increase in gross premiums written in accident and health lines. The increase in accident and health lines was also driven by premium adjustments. The increase in credit and surety lines was due to premium adjustments attributable to economic climate in the prior year. The increase in motor lines was due to the timing of the renewal of a significant contract. The increase in catastrophe lines was attributable to reinstatement premiums associated with significant catastrophe losses.

The decrease in property lines was driven by non-renewals and decreased line sizes on several contracts associated with repositioning the portfolio. The decrease in professional lines was due to prior year premium adjustments and a decreased line size on a significant contract.

Gross premiums written for the nine months ended September 30, 2021, increased by $11 million (decreased by $21 million, or 1%, on a constant currency basis), compared to the nine months ended September 30, 2020. The increase was primarily attributable to liability, professional lines, and accident and health lines, partially offset by catastrophe, motor, property, engineering and credit and surety lines.

The increases in liability, professional lines, and accident and health lines were driven by favorable market conditions associated with renewals and new business. The increase in liability lines was also due to the restructuring of several significant contracts. The increase in professional lines was also due to premium adjustments associated with favorable market conditions. The increases in accident and health lines was also due to the timing of the renewal of a significant contract.

The decrease in catastrophe lines was driven by non-renewals and decreased line sizes associated with the repositioning of the portfolio, partially offset by reinstatement premiums associated with significant catastrophe losses. The decreases in motor and property lines were driven by non-renewals and decreased line sizes associated with the repositioning of the portfolio. The decrease in engineering lines was driven by non-renewals and premium adjustments following the exit from this line of business in 2020. The decrease in credit and surety lines was driven by premium adjustments associated with the economic climate that prevailed in 2020.

Ceded Premiums Written

Ceded premiums written for the three months ended September 30, 2021, was $181 million, or 39%, of gross premiums written, compared to $124 million, or 31%, of gross premiums written for the three months ended September 30, 2020.

The increase in ceded premiums written of $57 million, or 46%, was primarily driven by catastrophe, credit and surety, and liability lines.

The increase in catastrophe lines was attributable to an increase in premiums ceded to strategic partners due to the restructuring of several quota share retrocessional treaties together with premium adjustments. The increase in credit and surety lines was attributable to premium adjustments and the restructuring of an existing significant quota share retrocessional treaty. The increase in liability lines reflected the increase in gross premiums written for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, partially offset by a decrease in premiums ceded due to the restructuring of a significant quota share retrocessional treaty.

Ceded premiums written for the nine months ended September 30, 2021, was $724 million, or 28%, of gross premiums written, compared to $743 million, or 29%, of gross premiums written for the nine months ended September 30, 2020.

The decrease in ceded premiums written of $19 million, or 3%, was primarily driven by catastrophe and property lines, partially offset by an increase in liability lines.

The decrease in catastrophe lines was attributable to the non-renewal of significant excess of loss treaties and a significant quota share retrocessional treaty, partially offset by an increase in premiums ceded to strategic partners due to the restructuring of several quota share retrocessional treaties together with premium adjustments and additional costs associated with the purchase of catastrophe bond protection. The decrease in property lines was attributable to a non-renewal of a fronting arrangement and the non-renewal of significant excess of loss treaties. The increase in liability lines reflected the increase in gross premiums written for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, partially offset by a decrease in premiums ceded due to the restructuring of a significant quota share retrocessional treaty.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended September 30,					Nine months ended September 30,
	2021		2020		% Change	2021		2020		% Change

Catastrophe	$55,226	10%	$64,163	13%	(14%)	$196,746	12%	$194,987	12%	1%
Property	59,686	11%	62,704	12%	(5%)	178,275	12%	196,229	12%	(9%)
Credit and surety	43,305	8%	43,730	8%	(1%)	116,276	8%	134,988	9%	(14%)
Professional lines	54,977	10%	54,424	10%	1%	167,329	11%	154,482	10%	8%
Motor	65,822	12%	63,298	12%	4%	188,823	12%	203,776	13%	(7%)
Liability	116,261	22%	96,671	19%	20%	314,829	20%	293,918	19%	7%
Engineering	8,264	2%	14,548	3%	(43%)	21,704	1%	43,742	3%	(50%)
Agriculture	24,590	5%	17,750	3%	39%	56,890	4%	57,949	4%	(2%)
Marine and aviation	18,680	4%	14,742	3%	27%	44,214	3%	37,275	2%	19%
Accident and health	83,607	16%	89,087	17%	(6%)	257,384	17%	256,303	16%	—%
Discontinued lines - Novae	1	—%	11	—%	nm	650	—%	1,024	—%	(37%)
Total	$530,419	100%	$521,128	100%	2%	$1,543,120	100%	$1,574,673	100%	(2%)

nm – not meaningful

Net premiums earned for the three months ended September 30, 2021, increased by $9 million, or 2% ($5 million, or 1%, on a constant currency basis), compared to the three months ended September 30, 2020. The increase was primarily driven by an increase in gross premiums earned in liability lines, partially offset by a decrease in gross premiums earned in catastrophe lines and an increase in ceded premiums earned in liability lines.

Net premiums earned for the nine months ended September 30, 2021, decreased by $32 million, or 2% (decreased by $41 million, or 3%, on a constant currency basis), compared to the nine months ended September 30, 2020. The decrease was primarily driven by decreases in gross premiums earned in credit and surety, property, engineering and motor lines, together with increases in ceded premiums earned in liability, professional lines, and motor lines, partially offset by increases in gross premiums earned in liability and professional lines and decreases in ceded premiums earned in credit and surety, and property lines.

Other Insurance Related Income (Loss)

Other insurance related income was $7 million for the three months ended September 30, 2021, compared to other insurance related income of $1 million for the three months ended September 30, 2020 was primarily associated with fees related to arrangements with strategic capital partners.

Other insurance related income was $15 million for the nine months ended September 30, 2021, compared to other insurance related loss of $7 million for the nine months ended September 30, 2020. The other insurance related income for the nine months ended September 30, 2021, was primarily associated with fees related to arrangements with strategic capital partners. The other insurance related loss for the nine months ended September 30, 2020 was primarily due to the recognition of a full limit loss of $10 million associated with the WHO pandemic risk-linked swap, partially offset by fees related to arrangements with strategic capital partners.

Loss Ratio

The components of the loss ratio were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2021	% Point Change	2020	2021	% Point Change	2020

Current accident year loss ratio	89.4%	5.6	83.8%	75.9%	(1.3)	77.2%
Prior year reserve development ratio	(1.0%)	(0.9)	(0.1%)	(0.7%)	(0.4)	(0.3%)
Loss ratio	88.4%	4.7	83.7%	75.2%	(1.7)	76.9%

Current Accident Year Loss Ratio

The current accident year loss ratio increased to 89.4% for the three months ended September 30, 2021, from 83.8% for the three months ended September 30, 2020. The current accident year loss ratio decreased to 75.9% for the nine months ended September 30, 2021, from 77.2% for the nine months ended September 30, 2020.

The current accident year loss ratio for three months ended September 30, 2021, compared to the same period in 2020, was impacted by a higher level of catastrophe and weather-related losses. During the three months ended September 30, 2021, catastrophe and weather-related losses, net of reinstatement premiums, were $145 million, or 28.0 points, primarily attributable to Hurricane Ida, July European floods and other weather-related events. The current accident year loss ratio for nine months ended September 30, 2021, compared to the same period in 2020, was impacted by a lower level of catastrophe and weather-related losses. During the nine months ended September 30, 2021, catastrophe and weather-related losses, net of reinstatement premiums, were $237 million, or 15.7 points, primarily attributable to Hurricane Ida, Winter Storms Uri and Viola, July European floods and other weather-related events. Comparatively, during the three and nine months ended September 30, 2020, catastrophe and weather-related losses, net of reinstatement premiums were $108 million, or 21.1 points and $251 million or 16.1%, respectively.

After adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio decreased to 61.4% for the three months ended September 30, 2021, from 62.7% for the three months ended September 30, 2020. The decrease in the current accident year loss ratio after adjusting for the impact of catastrophe and weather-related losses was principally due to a decrease in loss experience in credit and surety, and accident and health lines, and the impact of favorable pricing over loss trends, partially offset by the impact of changes to retrocessional arrangements and changes in business mix.

After adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio decreased to 60.2% for the nine months ended September 30, 2021, from 61.1% for the nine months ended September 30, 2020. The decrease in the current accident year loss ratio after adjusting for the impact of catastrophe and weather-related losses was principally due to changes in business mix, the impact of favorable pricing over loss trends, partially offset by the impact of changes to retrocessional arrangements and an increase in loss experience in property lines.

Prior Year Reserve Development

Refer to Item 1, Note 6 to the Consolidated Financial Statements 'Reserve for losses and loss expenses' for details on the reserve classes, the expected claims tails and prior year development.

Acquisition Cost Ratio

The acquisition cost ratio decreased to 20.4% and 20.8% for the three and nine months ended September 30, 2021, from 22.3% and 22.5% for the three and nine months ended September 30, 2020, principally related to the impact of retrocessional contracts.

Underwriting-Related General and Administrative Expense Ratio:

The underwriting-related general and administrative expense increased to 5.6% for the three months ended September 30, 2021, from 4.5% for the three months ended September 30, 2020, mainly driven by an increase in personnel costs and information technology costs.

The underwriting-related general and administrative expense increased to 5.8% for the nine months ended September 30, 2021, from 4.9% for the nine months ended September 30, 2020, mainly driven by an increase in personnel costs and a decrease in fees related to arrangements with strategic capital partners.

NET INVESTMENT INCOME AND NET INVESTMENT GAINS (LOSSES)

Net Investment Income

Net investment income from our cash and investment portfolio by major asset class was as follows:

	Three months ended September 30,			Nine months ended September 30,
	2021	% Change	2020	2021	% Change	2020

Fixed maturities	$63,712	(14%)	$73,992	$194,426	(20%)	$244,394
Other investments	41,695	66%	25,125	124,941	nm	(14,574)
Equity securities	2,724	46%	1,871	8,322	33%	6,258
Mortgage loans	4,426	23%	3,609	12,967	15%	11,322
Cash and cash equivalents	692	(72%)	2,491	3,645	(63%)	9,814
Short-term investments	391	(11%)	440	590	(74%)	2,303
Gross investment income	113,640	6%	107,528	344,891	33%	259,517
Investment expense	(6,301)	13%	(5,572)	(18,717)	(4%)	(19,419)
Net investment income	$107,339	5%	$101,956	$326,174	36%	$240,098

Pre-tax yield:(1)
Fixed maturities	2.1%		2.5%	2.2%		2.7%

nm - not meaningful
(1) Pre-tax yield is calculated by dividing annualized net investment income by the average month-end amortized cost balances.

Fixed Maturities

Net investment income attributable to fixed maturities for the three and nine months ended September 30, 2021 was $64 million and $194 million, respectively, compared to net investment income of $74 million and $244 million for the three and nine months ended September 30, 2020, respectively. The decrease for the three and nine months ended September 30, 2021, compared to the same period in 2020, was due to the decrease in yields.

Other Investments

Net investment income from other investments was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Hedge, direct lending, private equity and real estate funds	$38,833	$24,982	$101,283	$(11,552)
Other privately held investments	2,096	565	20,639	570
CLO-Equities	766	(422)	3,019	(3,592)
Net investment income (loss) from other investments (1)	$41,695	$25,125	$124,941	$(14,574)

Pre-tax return on other investments(2)	4.8%	3.5%	15.0%	(2.0%)

(1)Excluding overseas deposits.
(2)The pre-tax return on other investments is calculated by dividing total net investment income from other investments (non-annualized) by the average month-end fair value balances held for the periods indicated, excluding overseas deposits.

Net investment income attributable to other investments for the three and nine months ended September 30, 2021 was $42 million and $125 million, respectively, compared to net investment income (loss) of $25 million and $(15) million for the three and nine months ended September 30, 2020, respectively. The increase for the three and nine months ended September 30, 2021, compared to the same period in 2020, was due to higher returns from direct lending, private equity and real estate funds.

Net Investment Gains (Losses)

Net investment gains (losses) were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

On sale of investments:
Fixed maturities and short-term investments	$16,830	$29,532	$94,458	$42,658
Equity securities	4	519	4,890	18,675
	16,834	30,051	99,348	61,333
Change in allowance for expected credit losses	(315)	3,759	(76)	(2,498)
Impairment losses	(22)	(184)	(22)	(1,486)
Change in fair value of investment derivatives	2,486	(1,346)	3,388	1,970
Net unrealized gains (losses) on equity securities	(8,051)	23,329	11,230	(13,542)
Net investment gains	$10,932	$55,609	$113,868	$45,777

Net investment gains for the three months ended September 30, 2021 were $11 million, compared to net investment gains of $56 million for the three months ended September 30, 2020. For the three months ended September 30, 2021, the net investment gains were primarily due to net realized gains on the sale of corporate debt and U.S government securities, partially offset by net unrealized losses on equity securities. For the three months ended September 30, 2020, the net investment gains were primarily due to net realized gains on the sale of corporate debt and U.S. government securities and net unrealized gains on equity securities.

Net investment gains for the nine months ended September 30, 2021 were $114 million, compared to net investment gains of $46 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, the net investment gains were primarily due to net realized gains on the sale of corporate debt and CMBS and net unrealized gains on equity securities. For the nine months ended September 30, 2020, the net investment gains were primarily due to net realized gains on the sale of U.S. government, agency RMBS and equity securities partially offset by net unrealized losses on equity securities.

On Sale of Investments

Generally, sales of individual securities occur when there are changes in the relative value, credit quality or duration of a particular issue. We may also sell securities to re-balance our investment portfolio in order to change exposure to particular asset classes or sectors.

Impairment Losses

The impairment losses for the three and nine months ended September 30, 2021 were $nil, compared to impairment losses of $nil and $1 million for the three and nine months ended September 30, 2020. For the three and nine months ended September 30, 2020, these losses were principally due to impairments of non-investment grade corporate debt securities that we intend to sell or more likely than not will be required to sell.

Change in Fair Value of Investment Derivatives

From time to time, we economically hedge foreign exchange exposure with derivative contracts.

For the three and nine months ended September 30, 2021, we recorded gains of $2 million and $3 million, respectively, related to foreign exchange contracts. For the three and nine months ended September 30, 2020, we recorded losses of $1 million and gains of $2 million, respectively, related to foreign exchange contracts.

Total Return

Total return on cash and investments was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Net investment income	$107,339	$101,956	$326,174	$240,098
Net investments gains	10,932	55,609	113,868	45,777
Change in net unrealized gains (losses) on fixed maturities (1)	(81,389)	73,050	(298,474)	204,828
Interest in income (loss) of equity method investments	11,911	2,896	30,871	(13,579)
Total	$48,793	$233,511	$172,439	$477,124

Average cash and investments(2)	$16,340,392	$15,512,967	$15,997,691	$15,523,879

Total return on average cash and investments, pre-tax:
Including investment related foreign exchange movements	0.3%	1.5%	1.1%	3.1%
Excluding investment related foreign exchange movements(3)	0.5%	1.2%	1.3%	3.1%

(1)Change in net unrealized gains (losses) on fixed maturities is calculated by taking net unrealized gains (losses) at period end less net unrealized gains (losses) at the prior period end.
(2)The average cash and investments balance is calculated by taking the average of the period end fair value balances.
(3)Pre-tax total return on cash and investments excluding foreign exchange movements is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to pre-tax total return on cash and investments, the most comparable GAAP financial measure, included foreign exchange (losses) gains of $(30) million and $42 million for the three months ended September 30, 2021 and 2020, respectively, and foreign exchange (losses) gains of $(35) million and $(6) million for the nine months ended September 30, 2021 and 2020, respectively.

OTHER EXPENSES (REVENUES), NET

The following table provides a summary of other expenses (revenues), net:

	Three months ended September 30,			Nine months ended September 30,
	2021	% Change	2020	2021	% Change	2020

Corporate expenses	$23,134	10%	$20,988	$82,365	10%	$74,915
Foreign exchange losses (gains)	(28,032)	nm	60,734	(4,316)	nm	8,760
Interest expense and financing costs	15,954	2%	15,574	46,759	(22%)	59,641
Income tax expense (benefit)	1,186	nm	(12,056)	49,827	nm	(6,030)
Total	$12,242		$85,240	$174,635		$137,286

nm – not meaningful

Corporate Expenses

Corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company.

As a percentage of net premiums earned, corporate expenses were 1.9% for the three months ended September 30, 2021, compared to 1.9% for the three months ended September 30, 2020 with an increase in personnel costs offset by a decrease in professional fees.

As a percentage of net premiums earned, corporate expenses were 2.4% for the nine months ended September 30, 2021, compared to 2.3% for the nine months ended September 30, 2020 due to an increase in personnel costs, largely offset by an increase in the allocation of corporate expenses to the insurance and reinsurance segments.

Foreign Exchange Losses (Gains)

Some of our business is written in currencies other than the U.S. dollar.

Foreign exchange gains of $28 million for the three months ended September 30, 2021 were mainly driven by the impact of the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling and euro.

Foreign exchange gains of $4 million for the nine months ended September 30, 2021 were mainly driven by the impact of the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling and euro.

Foreign exchange losses of $61 million for the three months ended September 30, 2020 were mainly driven by the impact of the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in euro and in pound sterling.

Foreign exchange losses of $9 million for the nine months ended September 30, 2020 were mainly driven by the impact of the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling.

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

Interest expense and financing costs were $16 million for the three months ended September 30, 2021 and for the three months ended September 30, 2020, respectively.

Interest expense and financing costs decreased by $13 million for the nine months ended September 30, 2021, compared to the same period in 2020, due to the repayment of the 5.875% Senior Notes on June 1, 2020.

Income Tax Expense (Benefit)

Income tax expense (benefit) primarily results from income (loss) generated by our operations in the U.S. and Europe. Our effective tax rate is calculated as income tax expense (benefit) divided by income (loss) before tax including interest in income (loss) of equity method investments. This effective rate can vary between periods depending on the distribution of net income (loss) among tax jurisdictions, as well as other factors.

The tax expense of $1 million for the three months ended September 30, 2021 was principally due to the generation of pre-tax income in our U.K. operations together with the revaluation of net deferred tax liabilities associated with the increase in the U.K. tax rate to 25% from 19%, effective 2023.

The tax expense of $50 million for the nine months ended September 30, 2021 was principally due to the generation of pre-tax income in our U.S., U.K. and European operations together with the revaluation of net deferred tax liabilities associated with the increase in the U.K. tax rate to 25% from 19%, effective 2023, largely offset by the generation of pre-tax losses in our U.S. operations.

The tax benefit of $12 million for the three months ended September 30, 2020 was principally due to the generation of pre-tax losses in our U.S. operations.

The tax benefit of $6 million for the nine months ended September 30, 2020 was principally due to the generation of pre-tax losses in our U.S. and U.K. operations.

FINANCIAL MEASURES

We believe the following financial indicators are important in evaluating performance and measuring the overall growth in value generated for common shareholders:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Annualized return on average common equity(1)	3.9%	(6.2%)	10.9%	(4.1%)
Annualized operating return on average common equity(2)	0.1%	(5.5%)	7.1%	(4.4%)
Book value per diluted common share(3)	$54.86	$54.75	$54.86	$54.75
Cash dividends declared per common share	$0.42	$0.41	$1.26	$1.23
Increase (decrease) in book value per diluted common share adjusted for dividends	$(0.22)	$0.07	$1.03	$0.19

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

The increase in ROACE for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, was primarily driven by increases in underwriting income and interest in income (loss) of equity method investments, together with foreign exchange gains, partially offset by a decrease in net investment gains and an increase income tax expense.

The increase in ROACE for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was primarily driven by increases in underwriting income, net investment income, net investment gains and interest in income (loss) of equity method investments, together with foreign exchange gains and a decrease in interest expense and financing costs, partially offset by an increase in income tax expense.

Operating ROACE excludes the impact of net investment gains (losses), foreign exchange losses (gains), reorganization expenses, and interest in income (loss) of equity method investments.

The increase in operating ROACE for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, was primarily driven by an increase in underwriting income, partially offset by an increase in income tax expense.

The increase in operating ROACE for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was primarily driven by increases in underwriting income and net investment income, together with a decrease in interest expense and financing costs, partially offset by an increase in income tax expense.

Book Value per Diluted Common Share

We consider book value per diluted common share to be an appropriate measure of returns to common shareholders, as we believe growth in book value on a diluted basis will ultimately translate into appreciation of stock price.

During the three months ended September 30, 2021, book value per diluted common share decreased by 1.2% due to a decrease in net unrealized gains reported in accumulated other comprehensive income and common dividends declared, partially offset by net income generated in the period.

During the nine months ended September 30, 2021, book value per diluted common share decreased by 0.4% due to a decrease in net unrealized gains reported in accumulated other comprehensive income and common dividends declared, partially offset by net income generated in the period.

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

During the three months ended September 30, 2021, the decrease in total value of $0.22, or 0.4%, was driven by a decrease in net unrealized gains reported in accumulated other comprehensive income, partially offset by net income generated in the period.

During the nine months ended September 30, 2021, the increase in total value of $1.03, or 1.9% was driven by the net income generated, partially offset by a decrease in the net unrealized gains reported in other comprehensive income.

During the three months ended September 30, 2020, the increase in total value of $0.07 or 0.1%, was driven by net unrealized investment gains recognized in accumulated other comprehensive income, partially offset by the net loss generated in the period.

During the nine months ended September 30, 2020, the increase in total value of $0.19 or 0.3%, was driven by net unrealized investment gains recognized in accumulated other comprehensive income, partially offset by the net loss generated in the period.

NON-GAAP FINANCIAL MEASURES RECONCILIATION

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Net income (loss) available (attributable) to common shareholders	$47,385	$(72,945)	$391,028	$(145,855)
Net investment (gains) losses(1)	(10,932)	(55,609)	(113,868)	(45,777)
Foreign exchange losses (gains)(2)	(28,032)	60,734	(4,316)	8,760
Reorganization expenses(3)	—	1,413	—	822
Interest in (income) loss of equity method investments(4)	(11,911)	(2,896)	(30,871)	13,579
Income tax expense	4,534	4,235	12,316	10,494
Operating income (loss)	$1,044	$(65,068)	$254,289	$(157,977)

Earnings (loss) per diluted common share	$0.56	$(0.87)	$4.59	$(1.73)
Net investment (gains) losses	(0.13)	(0.66)	(1.34)	(0.54)
Foreign exchange losses (gains)	(0.33)	0.72	(0.05)	0.10
Reorganization expenses	—	0.02	—	0.01
Interest in (income) loss of equity method investments	(0.14)	(0.03)	(0.36)	0.16
Income tax expense	0.05	0.05	0.14	0.12
Operating income (loss) per diluted common share(5)	$0.01	$(0.77)	$2.98	$(1.88)

Weighted average diluted common shares outstanding(6)	85,336	84,308	85,191	84,235

Average common shareholders' equity	$4,812,408	$4,731,858	$4,765,375	$4,742,452

Annualized return on average common equity	3.9%	(6.2%)	10.9%	(4.1%)

Annualized operating return on average common equity(7)	0.1%	(5.5%)	7.1%	(4.4%)

(1)Tax expense (benefit) of $606 and $6,667 for the three months ended September 30, 2021 and 2020, respectively, and $9,581 and $9,104 for the nine months ended September 30, 2021 and 2020, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.
(2)Tax expense (benefit) of $3,928 and $(2,245) for the three months ended September 30, 2021 and 2020, respectively, and $2,735 and $1,366 for the nine months ended September 30, 2021 and 2020, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.
(3)Tax expense (benefit) of $(187) for the three months ended September 30, 2020 and $24 for the nine months ended September 30, 2020, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.
(4)Tax expense (benefit) of $nil for the three and nine months ended September 30, 2021 and 2020, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.
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

CASH AND INVESTMENTS

Details of cash and investments are as follows:

	September 30, 2021	December 31, 2020
	Fair Value	Fair Value

Fixed maturities, available for sale	$12,380,959	$12,041,799
Fixed maturities, held to maturity(1)	416,821	—
Equity securities	618,822	518,445
Mortgage loans	623,487	593,290
Other investments	892,664	829,156
Equity method investments	145,080	114,209
Short-term investments	68,267	161,897
Total investments	$15,146,100	$14,258,796

Cash and cash equivalents(2)	$1,499,204	$1,503,232

(1)Presented at net carrying value of $417 million (2020: $nil) in the consolidated balance sheets.
(2)Includes restricted cash and cash equivalents of $552 million and $600 million at September 30, 2021 and at December 31, 2020, respectively.

Overview

The fair value of total investments increased by $887 million in the nine months ended September 30, 2021, driven by cash inflows from operations, partially offset by the decrease in market value of fixed maturities due to the increase in yields.

An analysis of our investment portfolio by asset class is detailed below:

Fixed Maturities

Details of our fixed maturities portfolio are as follows:

	September 30, 2021		December 31, 2020
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$2,692,394	21%	$1,918,699	16%
Non-U.S. government	719,922	6%	671,273	6%
Corporate debt	4,557,519	34%	4,655,951	39%
Agency RMBS	1,163,038	9%	1,286,209	11%
CMBS	1,226,225	10%	1,353,587	11%
Non-agency RMBS	193,764	2%	140,104	1%
ABS	2,050,197	16%	1,720,078	14%
Municipals(1)	194,721	2%	295,898	2%
Total	$12,797,780	100%	$12,041,799	100%

Credit ratings:
U.S. government and agency	$2,692,394	21%	$1,918,699	16%
AAA(2)	4,621,461	36%	4,551,312	37%
AA	908,289	7%	913,707	8%
A	1,858,808	15%	1,896,407	16%
BBB	1,585,211	12%	1,732,058	14%
Below BBB(3)	1,131,617	9%	1,029,616	9%
Total	$12,797,780	100%	$12,041,799	100%

(1)Includes bonds issued by states, municipalities, and political subdivisions.
(2)Includes U.S. government-sponsored agencies, residential mortgage-backed securities ("RMBS") and commercial mortgage-backed securities ("CMBS").
(3)Non-investment grade and non-rated securities.

At September 30, 2021, fixed maturities had a weighted average credit rating of AA- (2020: AA-), a book yield of 1.9% (2020: 2.3%) and an average duration of 3.1 years (2020: 3.3 years). At September 30, 2021, fixed maturities together with short-term investments, and cash and cash equivalents (i.e. total investments of $14.4 billion), had an average credit rating of AA- (2020: AA-) and an average duration of 2.8 years (2020: 3.0 years).

At September 30, 2021, net unrealized gains on fixed maturities were $178 million, compared to net unrealized gains of $475 million at December 31, 2020, a decrease of $297 million due to the increase in yields.

Equity Securities

At September 30, 2021, net unrealized gains on equity securities were $108 million, compared to net unrealized gains of $97 million at December 31, 2020, an increase of $11 million driven by the rally in equity markets.

Mortgage Loans

During the nine months ended September 30, 2021, our investment in commercial mortgage loans increased by $30 million. The commercial mortgage loans are high quality and collateralized by a variety of commercial properties and are diversified both geographically throughout the U.S. and by property type to reduce the risk of concentration. At September 30, 2021, there were no credit losses or past due amounts associated with our commercial mortgage loans portfolio.

Other Investments

Details of our other investments portfolio are as follows:

	September 30, 2021		December 31, 2020
	Fair Value	% of Total	Fair Value	% of Total

Hedge funds
Long/short equity funds	$3,762	—%	$25,300	3%
Multi-strategy funds	67,628	8%	121,420	15%
Total hedge funds	71,390	8%	146,720	18%

Direct lending funds	297,047	33%	272,131	33%
Private equity funds	226,745	25%	124,706	15%
Real estate funds	225,673	25%	164,250	20%
Total hedge, direct lending, private equity and real estate funds	820,855	91%	707,807	86%

CLO-Equities	6,297	2%	6,173	1%
Other privately held investments	65,512	7%	70,011	8%
Overseas deposits	—	—%	45,165	5%
Total other investments	$892,664	100%	$829,156	100%

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
Interest in income of equity method investments was $12 million and $31 million for the three and nine months ended September 30, 2021, respectively, compared to interest in income (loss) of equity method investments of $3 million and $(14) million for the three and nine months ended September 30, 2020, respectively. The income for the three and nine months ended September 30, 2021 was attributable to positive investment returns realized by Harrington.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the ‘Liquidity and Capital Resources’ section included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 for a general discussion of liquidity and capital resources.

The following table summarizes consolidated capital:

	September 30, 2021	December 31, 2020

Debt	$1,310,650	$1,309,695

Preferred shares	550,000	550,000
Common equity	4,785,055	4,745,694
Shareholders’ equity	5,335,055	5,295,694
Total capital	$6,645,705	$6,605,389

Ratio of debt to total capital	19.7%	19.8%
Ratio of debt and preferred equity to total capital	28.0%	28.2%

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

Common Equity

During the nine months ended September 30, 2021, common equity increased by $39 million. The following table reconciles opening and closing common equity positions:

Nine months ended September 30,	2021

Common equity - opening	$4,745,694
Treasury shares reissued	1,145
Share-based compensation expense	31,278
Change in unrealized gains (losses) on available for sale investments, net of tax	(265,197)
Foreign currency translation adjustment	924
Net income (loss)	413,716
Preferred share dividends	(22,688)
Common share dividends	(109,792)
Treasury shares repurchased	(10,025)
Common equity - closing	$4,785,055

During the nine months ended September 30, 2021, we repurchased 201,000 common shares from employees to satisfy withholding tax liabilities related to the vesting of share-settled restricted stock units granted under our Amended and Restated 2007 and 2017 Long-Term Equity Compensation Plans for a total of $10 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS

At September 30, 2021, there were no recently issued accounting pronouncements that we have not yet adopted that we expect could have a material impact on our results of operations, financial condition or liquidity.

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS

At September 30, 2021, the Company had not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to this item since December 31, 2020, with the exception of the changes in exposure to foreign currency risk presented below.

Foreign Currency Risk
The table below provides a sensitivity analysis of total net foreign currency exposures.

	AUD	NZD	CAD	EUR	GBP	JPY	Other	Total

At September 30, 2021
Net managed assets (liabilities), excluding derivatives	$30,278	$9,511	$256,398	$(466,972)	$(325,062)	$(64,831)	$42,268	$(518,410)
Foreign currency derivatives, net	(20,917)	(5,166)	(286,908)	412,010	269,888	75,511	2,802	447,220
Net managed foreign currency exposure	9,361	4,345	(30,510)	(54,962)	(55,174)	10,680	45,070	(71,190)
Other net foreign currency exposure	—	—	137	(882)	(1,430)	—	34,757	32,582
Total net foreign currency exposure	$9,361	$4,345	$(30,373)	$(55,844)	$(56,604)	$10,680	$79,827	$(38,608)
Net foreign currency exposure as a percentage of total shareholders’ equity	0.2%	0.1%	(0.6%)	(1.0%)	(1.1%)	0.2%	1.5%	(0.7%)
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$936	$434	$(3,037)	$(5,584)	$(5,660)	$1,068	$7,982	$(3,861)

(1)Assumes 10% appreciation in underlying currencies relative to the U.S. dollar.

Total Net Foreign Currency Exposure

At September 30, 2021, total net foreign currency liabilities were $39 million primarily driven by the recognition of reserve for losses and loss expenses in euro and pound sterling related to the European and U.K. storms and net premiums earned during the nine months ended September 30, 2021. Other net foreign currency exposures includes $35 million related to assets managed by specific investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy. An emerging market debt portfolio is the primary contributor to this group of assets.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) at September 30, 2021. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2021, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2021.

Based upon that evaluation, there were no changes in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company has not experienced any material impact to its internal control over financial reporting resulting from the introduction of a remote work model due to the COVID-19 pandemic.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Common Shares
The following table shows information regarding the number of common shares repurchased:

Period	Total number of shares purchased(a) (b)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(b)

July 1-31, 2021	2	$50.19	—	—
August 1-31, 2021	—	$50.87	—	—
September 1-30, 2021	2	$49.71	—	—
Total	4		—	—

(a) In hundred thousands.
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

As and when allowed by the applicable law and regulations, certain of our non-U.S. subsidiaries provide treaty reinsurance coverage to non-U.S. insurers on a worldwide basis, including insurers of liability, marine, aviation and energy risks, and as a result, these underlying insurance portfolios may have some exposure to Iran. In addition, we provide insurance and facultative reinsurance on a global basis to non-U.S. insureds and insurers, including for liability, marine, aviation and energy risks. Coverage provided to non-Iranian business may indirectly cover an exposure in Iran. For example, certain of our operations underwrite global marine hull war and cargo policies that provide coverage for vessels navigating into and out of ports worldwide, including Iran. For the quarter ended September 30, 2021, there has been no material amount of premium allocated or apportioned to activities relating to Iran. We intend for our non-U.S. subsidiaries to continue to provide such coverage only to the extent permitted by applicable law.

ITEM 6.     EXHIBITS

2.1	Rule 2.7 Announcement, dated July 5, 2017 in connection with acquisition of Novae Group plc (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 6, 2017).
2.2	Rule 2.7 Announcement, dated August 24, 2017 in connection with acquisition of Novae Group plc (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 25, 2017).
3.1	Certificate of Incorporation and Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1(Amendment No. 1) (No. 333-103620) filed on April 16, 2003).
3.2	Amended and Restated Bye-Laws (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on May 15, 2009).
4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).
4.2	Certificate of Designations establishing the specific rights, preferences, limitations and other terms of the Series E Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 7, 2016).
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101	The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline XBRL: (i) Consolidated Balance Sheets at September 30, 2021 and December 31, 2020; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020; (iv) Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Dated: October 27, 2021

AXIS CAPITAL HOLDINGS LIMITED
By:	/S/ ALBERT BENCHIMOL
Albert Benchimol
President and Chief Executive Officer
(Principal Executive Officer)

/S/ PETER VOGT
Peter Vogt
Chief Financial Officer
(Principal Financial Officer)