Form 10-Q
period 2022-03-31
AXIS CAPITAL HOLDINGS LTD
filed 2022-04-27
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
At April 26, 2022, there were 85,285,821 common shares outstanding, $0.0125 par value per share, of the registrant.

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
Forward-looking statements contained in this report may include, but are not limited to, information regarding our estimates for catastrophes and other weather-related losses including losses related to the COVID-19 pandemic, measurements of potential losses in the fair market value of our investment portfolio and derivative contracts, our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the outcome of our strategic initiatives, our expectations regarding pricing and other market conditions, our growth prospects, and valuations of the potential impact of movements in interest rates, credit spreads, equity securities' prices, and foreign currency exchange rates.
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
•losses from war including losses related to the Russian invasion of Ukraine, terrorism and political unrest, or other unanticipated losses;
•actual claims exceeding loss reserves;
•general economic, capital and credit market conditions, including fluctuations in interest rates, credit spreads, equity securities' prices, and/or foreign currency exchange rates;
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

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2022 (UNAUDITED) AND DECEMBER 31, 2021

	2022	2021
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2022: $11,840,101; 2021: $12,241,782 Allowance for expected credit losses 2022: $383; 2021: $313)	$11,456,024	$12,313,200
Fixed maturities, held to maturity, at amortized cost (Fair value 2022: $486,432; 2021: $445,033 Allowance for expected credit losses 2022: $nil; 2021: $nil)	493,509	446,016
Equity securities, at fair value (Cost 2022: $480,759; 2021: $528,864)	563,950	655,675
Mortgage loans, held for investment, at fair value (Allowance for expected credit losses 2022: $nil; 2021: $nil)	627,063	594,088
Other investments, at fair value	954,602	947,982
Equity method investments	157,843	146,293
Short-term investments, at fair value	70,385	31,063
Total investments	14,323,376	15,134,317
Cash and cash equivalents	987,111	844,592
Restricted cash and cash equivalents	719,600	473,098
Accrued interest receivable	64,906	64,350
Insurance and reinsurance premium balances receivable (Allowance for expected credit losses 2022: $9,385; 2021: $7,567)	3,163,990	2,622,676
Reinsurance recoverable on unpaid losses and loss expenses (Allowance for expected credit losses 2022: $28,792; 2021: $29,554)	4,957,080	5,017,611
Reinsurance recoverable on paid losses and loss expenses	612,027	642,215
Deferred acquisition costs	575,250	465,593
Prepaid reinsurance premiums	1,555,303	1,377,358
Receivable for investments sold	55,473	4,555
Goodwill	100,801	100,801
Intangible assets	205,988	208,717
Operating lease right-of-use assets	98,837	103,295
Other assets	388,816	309,792
Total assets	$27,808,558	$27,368,970
Liabilities
Reserve for losses and loss expenses	$14,470,155	$14,653,094
Unearned premiums	4,824,128	4,090,676
Insurance and reinsurance balances payable	1,522,258	1,324,620
Debt	1,311,304	1,310,975
Payable for investments purchased	127,284	31,543
Operating lease liabilities	113,340	119,512
Other liabilities	319,549	427,894
Total liabilities	22,688,018	21,958,314

Shareholders’ equity
Preferred shares	550,000	550,000
Common shares (shares issued 2022: 176,580; 2021: 176,580 shares outstanding 2022: 85,276; 2021: 84,774)	2,206	2,206
Additional paid-in capital	2,328,986	2,346,179
Accumulated other comprehensive income (loss)	(338,300)	56,536
Retained earnings	6,308,712	6,204,745
Treasury shares, at cost (2022: 91,304; 2021: 91,806)	(3,731,064)	(3,749,010)
Total shareholders’ equity	5,120,540	5,410,656
Total liabilities and shareholders’ equity	$27,808,558	$27,368,970

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	Three months ended March 31,
	2022	2021
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$1,258,246	$1,103,722
Net investment income	91,355	114,165
Other insurance related income	6,693	2,781
Net investment gains (losses):
Allowance for expected credit losses	(70)	89
Impairment losses	(109)	—
Other realized and unrealized investment gains (losses)	(94,329)	29,556
Total net investment gains (losses)	(94,508)	29,645
Total revenues	1,261,786	1,250,313

Expenses
Net losses and loss expenses	732,699	714,718
Acquisition costs	248,352	218,871
General and administrative expenses	169,041	158,408
Foreign exchange losses (gains)	(44,273)	4,113
Interest expense and financing costs	15,564	15,571
Amortization of value of business acquired	—	1,028
Amortization of intangible assets	2,729	2,690
Total expenses	1,124,112	1,115,399

Income before income taxes and interest in income of equity method investments	137,674	134,914
Income tax expense	(24)	(20,776)
Interest in income of equity method investments	11,550	9,162
Net income	149,200	123,300
Preferred share dividends	7,563	7,563
Net income available to common shareholders	$141,637	$115,737

Per share data
Earnings per common share:
Earnings per common share	$1.67	$1.37
Earnings per diluted common share	$1.65	$1.36
Weighted average common shares outstanding	84,961	84,514
Weighted average diluted common shares outstanding	85,808	84,965

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	Three months ended March 31,
	2022	2021
	(in thousands)
Net income	$149,200	$123,300
Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	(442,722)	(171,831)
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	(232)	47
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	45,343	(28,999)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(397,611)	(200,783)
Foreign currency translation adjustment	2,775	1,249
Total other comprehensive income (loss), net of tax	(394,836)	(199,534)
Comprehensive income (loss)	$(245,636)	$(76,234)

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	Three months ended March 31,
	2022	2021
	(in thousands)
Preferred shares
Balance at beginning and end of period	$550,000	$550,000

Common shares (par value)
Balance at beginning and end of period	2,206	2,206

Additional paid-in capital
Balance at beginning of period	2,346,179	2,330,054
Treasury shares reissued	(29,378)	(23,129)
Share-based compensation expense	12,185	9,222
Balance at end of period	2,328,986	2,316,147

Accumulated other comprehensive income (loss)
Balance at beginning of period	56,536	414,395
Unrealized gains (losses) on available for sale investments, net of tax:
Balance at beginning of period	62,155	420,635
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(397,611)	(200,783)
Balance at end of period	(335,456)	219,852
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	(5,619)	(6,240)
Foreign currency translation adjustment	2,775	1,249
Balance at end of period	(2,844)	(4,991)
Balance at end of period	(338,300)	214,861

Retained earnings
Balance at beginning of period	6,204,745	5,763,607
Net income	149,200	123,300
Preferred share dividends (1)	(7,563)	(7,563)
Common share dividends (1)	(37,670)	(36,494)
Balance at end of period	6,308,712	5,842,850

Treasury shares, at cost
Balance at beginning of period	(3,749,010)	(3,764,568)
Shares repurchased	(12,977)	(9,380)
Shares reissued	30,923	24,274
Balance at end of period	(3,731,064)	(3,749,674)

Total shareholders’ equity	$5,120,540	$5,176,390

(1) Refer to Note 9 'Shareholders' Equity' for details on dividends declared and paid related to the Company's common and preferred shares.

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	Three months ended
	2022	2021
	(in thousands)
Cash flows from operating activities:
Net income	$149,200	$123,300
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment (gains) losses	94,508	(29,645)
Net realized and unrealized gains on other investments	(25,643)	(41,833)
Amortization of fixed maturities	10,896	7,965
Interest in income of equity method investments	(11,550)	(9,162)
Amortization of value of business acquired	—	1,028
Other amortization and depreciation	15,714	15,096
Share-based compensation expense, net of cash payments	7,661	1,721
Changes in:
Accrued interest receivable	(654)	3,585
Reinsurance recoverable on unpaid losses and loss expenses	60,605	(35,943)
Reinsurance recoverable on paid losses and loss expenses	30,441	(25,437)
Deferred acquisition costs	(111,635)	(147,129)
Prepaid reinsurance premiums	(176,010)	(184,288)
Reserve for losses and loss expenses	(182,720)	97,161
Unearned premiums	736,045	867,277
Insurance and reinsurance balances, net	(345,837)	(491,151)
Other items	(117,710)	(7,399)
Net cash provided by operating activities	133,311	145,146

Cash flows from investing activities:
Purchases of:
Fixed maturities, available for sale	(2,287,937)	(4,671,969)
Fixed maturities, held to maturity	(50,992)	(60,749)
Equity securities	(2,218)	(35,668)
Mortgage loans	(42,802)	(45,498)
Other investments	(37,311)	(46,324)
Short-term investments	(50,896)	(109,597)
Proceeds from the sale of:
Fixed maturities, available for sale	2,255,915	4,188,525
Equity securities	50,097	(6,550)
Other investments	57,300	127,385
Short-term investments	6,042	63,657
Proceeds from the redemption of fixed maturities, available for sale	416,838	486,401
Proceeds from the redemption of fixed maturities, held to maturity	3,500	61,170
Proceeds from redemption of short-term investments	5,530	21,886
Proceeds from the repayment of mortgage loans	9,982	9,321
Purchase of other assets	(10,431)	(6,216)
Net cash provided by (used in) investing activities	322,617	(24,226)

Cash flows from financing activities:
Taxes paid on withholding shares	(12,977)	(9,381)
Dividends paid - common shares	(39,743)	(38,583)
Dividends paid - preferred shares	(7,563)	(7,563)
Net cash used in financing activities	(60,283)	(55,527)

Effect of exchange rate changes on foreign currency cash, cash equivalents and restricted cash	(6,624)	(8,346)
Increase in cash, cash equivalents and restricted cash	389,021	57,047
Cash, cash equivalents and restricted cash - beginning of period	1,317,690	1,503,232
Cash, cash equivalents and restricted cash - end of period	$1,706,711	$1,560,279

See accompanying notes to Consolidated Financial Statements.

Supplemental disclosures of cash flow information:
Income taxes paid	$346	$8,981
Interest paid	$16,263	$22,700

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

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited consolidated financial statements (the "financial statements") have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the U.S. Securities and Exchange Commission's ("SEC") instructions to Form 10-Q and Article 10 of Regulation S-X and include AXIS Capital Holdings Limited ("AXIS Capital") and its subsidiaries (the "Company"). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and related notes included in AXIS Capital's Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.

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

Significant Accounting Policies

There were no notable changes to the Company's significant accounting policies subsequent to its Annual Report on Form 10-K for the year ended December 31, 2021.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.    SEGMENT INFORMATION
The Company's underwriting operations are organized around its global underwriting platforms, AXIS Insurance and AXIS Re. The Company has determined that it has two reportable segments, insurance and reinsurance. The Company does not allocate its assets by segment, with the exception of goodwill and intangible assets.

Insurance

The Company's insurance segment offers specialty insurance products to a variety of niche markets on a worldwide basis. The product lines in this segment are property, marine, terrorism, aviation, credit and political risk, professional lines, liability, and accident and health.

Reinsurance

The Company's reinsurance segment provides treaty reinsurance to insurance companies on a worldwide basis. The product lines in this segment are catastrophe, property, credit and surety, professional lines, motor, liability, engineering, agriculture, marine and aviation, and accident and health.
The following tables present the underwriting results of the Company's reportable segments, as well as the carrying amounts of allocated goodwill and intangible assets:

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.    SEGMENT INFORMATION (CONTINUED)

	2022			2021
Three months ended and at March 31,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$1,327,264	$1,307,344	$2,634,608	$1,103,198	$1,432,283	$2,535,481
Net premiums written	843,912	968,960	1,812,872	707,814	1,071,072	1,778,886
Net premiums earned	752,816	505,430	1,258,246	616,286	487,436	1,103,722
Other insurance related income	82	6,611	6,693	415	2,366	2,781
Net losses and loss expenses	(405,745)	(326,954)	(732,699)	(356,898)	(357,820)	(714,718)
Acquisition costs	(138,812)	(109,540)	(248,352)	(117,679)	(101,192)	(218,871)
Underwriting-related general and administrative expenses	(113,950)	(31,146)	(145,096)	(103,303)	(29,365)	(132,668)
Underwriting income	$94,391	$44,401	138,792	$38,821	$1,425	40,246
Net investment income			91,355			114,165
Net investment gains (losses)			(94,508)			29,645
Corporate expenses			(23,945)			(25,740)
Foreign exchange (losses) gains			44,273			(4,113)
Interest expense and financing costs			(15,564)			(15,571)
Amortization of value of business acquired			—			(1,028)
Amortization of intangible assets			(2,729)			(2,690)
Income before income taxes and interest in income of equity method investments			137,674			134,914
Income tax expense			(24)			(20,776)
Interest in income of equity method investments			11,550			9,162
Net income			149,200			123,300
Preferred share dividends			7,563			7,563
Net income available to common shareholders			$141,637			$115,737

Net losses and loss expenses ratio	53.9%	64.7%	58.2%	57.9%	73.4%	64.8%
Acquisition cost ratio	18.4%	21.7%	19.7%	19.1%	20.8%	19.8%
General and administrative expense ratio	15.2%	6.1%	13.5%	16.8%	6.0%	14.3%
Combined ratio	87.5%	92.5%	91.4%	93.8%	100.2%	98.9%

Goodwill and intangible assets	$306,789	$—	$306,789	$317,705	$—	$317,705

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS
a)     Fixed Maturities and Equity Securities

Fixed Maturities

The following table provides the amortized cost and fair values of the Company's fixed maturities classified as available for sale:

	Amortized cost	Allowance for expected credit losses	Gross unrealized gains	Gross unrealized losses	Fair value

At March 31, 2022
Available for sale
U.S. government and agency	$2,340,104	$—	$1,077	$(67,978)	$2,273,203
Non-U.S. government	761,463	—	2,051	(24,381)	739,133
Corporate debt	4,658,246	(284)	15,787	(200,198)	4,473,551
Agency RMBS(1)	972,244	—	2,670	(39,077)	935,837
CMBS(2)	1,188,811	—	1,333	(30,759)	1,159,385
Non-agency RMBS	181,171	(79)	1,250	(7,454)	174,888
ABS(3)	1,566,692	(20)	1,198	(33,865)	1,534,005
Municipals(4)	171,370	—	828	(6,176)	166,022
Total fixed maturities, available for sale	$11,840,101	$(383)	$26,194	$(409,888)	$11,456,024

At December 31, 2021
Available for sale
U.S. government and agency	$2,693,319	$—	$9,776	$(20,647)	$2,682,448
Non-U.S. government	794,705	—	10,158	(9,685)	795,178
Corporate debt	4,446,585	(236)	87,075	(38,112)	4,495,312
Agency RMBS(1)	1,065,973	—	17,397	(8,781)	1,074,589
CMBS(2)	1,223,051	—	29,827	(4,687)	1,248,191
Non-agency RMBS	185,854	(77)	2,410	(2,023)	186,164
ABS(3)	1,628,739	—	3,406	(9,665)	1,622,480
Municipals(4)	203,556	—	5,928	(646)	208,838
Total fixed maturities, available for sale	$12,241,782	$(313)	$165,977	$(94,246)	$12,313,200

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
The following table provides the amortized cost and fair values of the Company's fixed maturities classified as held to maturity:

	Amortized cost	Allowance for expected credit losses	Net carrying value	Gross unrealized gains	Gross unrealized losses	Fair value

At March 31, 2022
Held to maturity
Corporate debt	$55,200	$—	$55,200	$—	$(3,917)	$51,283
ABS(1)	438,309	—	438,309	—	(3,160)	435,149
Total fixed maturities, held to maturity	$493,509	$—	$493,509	$—	$(7,077)	$486,432

At December 31, 2021
Held to maturity
Corporate debt	$37,700	$—	$37,700	$18	$(146)	$37,572
ABS(1)	408,316	—	408,316	81	(936)	407,461
Total fixed maturities, held to maturity	$446,016	$—	$446,016	$99	$(1,082)	$445,033

(1)Asset-backed securities ("ABS") include debt tranched securities collateralized primarily by collateralized loan obligations ("CLOs").

On March 1, 2021, the Company transferred ABS with total fair value of $405 million from fixed maturities, available for sale to fixed maturities, held to maturity. These securities, which the Company has the intent and ability to hold to maturity, were transferred in order to better align the accounting classification with their management strategy. The net unrealized gain at the date of the transfer, March 1, 2021, continues to be reported in the carrying value of the transferred securities and is amortized over the remaining life of the securities using the effective yield method.

At March 31, 2022, fixed maturities, held to maturity of $494 million (2021: $446 million) were presented net of an allowance for expected credit losses of $nil (2021: $nil).

The Company's ABS, held to maturity consist of CLO debt tranched securities. The Company uses a scenario-based approach to review its CLO debt portfolio and reviews subordination levels of these securities to determine their ability to absorb credit losses of the underlying collateral. If losses are forecast to be below the subordination level for a tranche held by the Company, the security is determined not to have a credit loss. At March 31, 2022, the allowance for credit losses expected to be recognized over the life of the Company's ABS, held to maturity was $nil.

To estimate expected credit losses for corporate debt securities, held to maturity, the Company's projected cash flows are primarily driven by assumptions regarding the severity of loss, which is a function of the probability of default and projected recovery rates. The Company's default and recovery rates are based on credit ratings, credit analysis and macroeconomic forecasts. At March 31, 2022, the allowance for credit losses expected to be recognized over the life of the Company's corporate debt, held to maturity was $nil.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
Equity Securities

The following table provides the cost and fair values of the Company's equity securities:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
At March 31, 2022
Equity securities
Common stocks	$1,373	$578	$(442)	$1,509
Preferred stocks	115	76	—	191
Exchange-traded funds	203,455	117,952	(1,151)	320,256
Bond mutual funds	275,816	—	(33,822)	241,994
Total equity securities	$480,759	$118,606	$(35,415)	$563,950

At December 31, 2021
Equity securities
Common stocks	$1,264	$585	$(485)	$1,364
Preferred stocks	115	64	—	179
Exchange-traded funds	203,455	134,037	(677)	336,815
Bond mutual funds	324,030	544	(7,257)	317,317
Total equity securities	$528,864	$135,230	$(8,419)	$655,675

Variable Interest Entities
In the normal course of investing activities, the Company actively manages allocations to non-controlling tranches of structured securities which are variable interests issued by Variable Interest Entities ("VIEs"). These structured securities include RMBS, CMBS and ABS.

The Company also invests in limited partnerships which represent 69% of the Company's other investments. The investments in limited partnerships include hedge funds, direct lending funds, private equity funds and real estate funds and CLO equity tranched securities, which are variable interests issued by VIEs (refer to Note 3(c) 'Other Investments').

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

The table below provides the contractual maturities of fixed maturities classified as available for sale:

	Amortized cost	Fair value	% of Total fair value

At March 31, 2022
Maturity
Due in one year or less	$500,557	$498,580	4.4%
Due after one year through five years	4,702,609	4,583,979	40.0%
Due after five years through ten years	2,440,295	2,300,432	20.1%
Due after ten years	287,722	268,918	2.3%
	7,931,183	7,651,909	66.8%
Agency RMBS	972,244	935,837	8.2%
CMBS	1,188,811	1,159,385	10.1%
Non-agency RMBS	181,171	174,888	1.5%
ABS	1,566,692	1,534,005	13.4%
Total	$11,840,101	$11,456,024	100.0%

At December 31, 2021
Maturity
Due in one year or less	$503,716	$505,602	4.1%
Due after one year through five years	4,878,151	4,908,640	39.9%
Due after five years through ten years	2,478,542	2,488,478	20.2%
Due after ten years	277,756	279,056	2.3%
	8,138,165	8,181,776	66.5%
Agency RMBS	1,065,973	1,074,589	8.7%
CMBS	1,223,051	1,248,191	10.1%
Non-agency RMBS	185,854	186,164	1.5%
ABS	1,628,739	1,622,480	13.2%
Total	$12,241,782	$12,313,200	100.0%

ABS classified as held to maturity with a net carrying value of $438 million (2021: $408 million) do not have a single maturity date and cannot be allocated over several maturity groupings.

Corporate debt classified as held to maturity with a net carrying value of $51 million (2021: $34 million) is due between 3 years and 10 years and corporate debt classified as held to maturity with a net carrying value of $4 million (2021: $4 million) is due after ten years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
 Gross Unrealized Losses

The following table summarizes fixed maturities, available for sale in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

At March 31, 2022
Fixed maturities, available for sale
U.S. government and agency	$96,611	$(6,205)	$2,117,861	$(61,773)	$2,214,472	$(67,978)
Non-U.S. government	18,215	(3,125)	615,157	(21,256)	633,372	(24,381)
Corporate debt	249,273	(26,795)	3,275,044	(173,403)	3,524,317	(200,198)
Agency RMBS	88,941	(8,801)	668,456	(30,276)	757,397	(39,077)
CMBS	43,381	(4,206)	911,339	(26,553)	954,720	(30,759)
Non-agency RMBS	22,667	(1,650)	124,172	(5,804)	146,839	(7,454)
ABS	49,967	(1,976)	1,354,834	(31,889)	1,404,801	(33,865)
Municipals	5,010	(413)	115,092	(5,763)	120,102	(6,176)
Total fixed maturities, available for sale	$574,065	$(53,171)	$9,181,955	$(356,717)	$9,756,020	$(409,888)

At December 31, 2021
Fixed maturities, available for sale
U.S. government and agency	$101,776	$(4,852)	$2,014,880	$(15,795)	$2,116,656	$(20,647)
Non-U.S. government	11,011	(1,830)	463,498	(7,855)	474,509	(9,685)
Corporate debt	152,962	(6,542)	1,681,859	(31,570)	1,834,821	(38,112)
Agency RMBS	41,024	(1,678)	503,988	(7,103)	545,012	(8,781)
CMBS	30,128	(1,001)	347,515	(3,686)	377,643	(4,687)
Non-agency RMBS	4,481	(523)	109,937	(1,500)	114,418	(2,023)
ABS	43,466	(1,152)	1,040,363	(8,513)	1,083,829	(9,665)
Municipals	5,293	(137)	35,649	(509)	40,942	(646)
Total fixed maturities, available for sale	$390,141	$(17,715)	$6,197,689	$(76,531)	$6,587,830	$(94,246)

Fixed Maturities

At March 31, 2022, 3,956 fixed maturities (2021: 2,333) were in an unrealized loss position of $410 million (2021: $94 million), of which $33 million (2021: $8 million) was related to securities below investment grade or not rated.

At March 31, 2022, 502 fixed maturities (2021: 344) had been in a continuous unrealized loss position for twelve months or greater and had a fair value of $574 million (2021: $390 million).

The unrealized losses of $410 million (2021: $94 million) were due to non-credit factors and were expected to be recovered as the related securities approach maturity.

At March 31, 2022, the Company did not intend to sell the securities in an unrealized loss position and it is more likely than not that the Company will not be required to sell these securities before the anticipated recovery of their amortized costs.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
b) Mortgage Loans

The following table provides details of the Company's mortgage loans, held for investment:

	March 31, 2022		December 31, 2021
	Carrying value	% of Total	Carrying value	% of Total

Mortgage loans, held for investment:
Commercial	$627,063	100%	$594,088	100%
Total mortgage loans, held for investment	$627,063	100%	$594,088	100%

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

The Company has a high quality mortgage loan portfolio with a weighted average debt service coverage ratio of 2.6x (2021: 2.5x) and a weighted average loan-to-value ratio of 60% (2021: 60%). At March 31, 2022, there are no credit losses or past due amounts associated with the commercial mortgage loans held by the Company.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
c) Other Investments

The following table provides a summary of the Company's other investments, together with additional information relating to the liquidity of each category:

	Fair value		Redemption frequency (if currently eligible)	Redemption notice period

At March 31, 2022
Long/short equity funds	$3,056	—%	Annually	60 days
Multi-strategy funds	48,561	5%	Quarterly	60-90 days
Direct lending funds	276,211	29%	Quarterly(1)	90 days
Private equity funds	260,596	27%	n/a	n/a
Real estate funds	245,823	26%	Quarterly, Annually(2)	45-90 days
CLO-Equities	4,881	1%	n/a	n/a
Other privately held investments	115,474	12%	n/a	n/a
Total other investments	$954,602	100%

At December 31, 2021
Long/short equity funds	$3,476	—%	Annually	60 days
Multi-strategy funds	56,012	6%	Quarterly	60-90 days
Direct lending funds	289,867	31%	Quarterly(1)	90 days
Private equity funds	249,974	26%	n/a	n/a
Real estate funds	238,222	25%	Quarterly(2)	45 days
CLO-Equities	5,910	1%	n/a	n/a
Other privately held investments	104,521	11%	n/a	n/a
Total other investments	$947,982	100%

n/a - not applicable
(1) Applies to one fund with a fair value of $48 million (2021: $47 million).
(2) Applies to two funds with a fair value of $76 million (2021: $73 million).

Two common redemption restrictions which may impact the Company's ability to redeem hedge funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund's net assets which may otherwise hinder the general partner or investment manager's ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During the three months ended March 31, 2022 and 2021, neither of these restrictions impacted the Company's redemption requests. At March 31, 2022, there were no hedge fund holdings (2021: $3 million) where the Company is still within the lockup period.

At March 31, 2022, the Company had $203 million (2021: $224 million) of unfunded commitments as a limited partner in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from four to ten years and the General Partners of certain funds have the option to extend the term by up to three years.
At March 31, 2022, the Company had $26 million (2021: $23 million) of unfunded commitments as a limited partner in multi-strategy hedge funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until after the completion of the funds' investment term. These funds have investment terms ranging from two years to the dissolution of the underlying fund.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
At March 31, 2022, the Company had $198 million (2021: $173 million) of unfunded commitments as a limited partner in funds which invest in real estate and real estate securities and businesses. These funds include an open-ended fund and funds with investment terms ranging from two years to the dissolution of the underlying fund.
At March 31, 2022, the Company had $187 million (2021: $178 million) of unfunded commitments as a limited partner in private equity funds. The life of the funds is subject to the dissolution of the underlying funds. The Company expects the overall holding period to be over five years.

During 2015, the Company made a $50 million commitment as a limited partner of a bank revolver opportunity fund. The fund has an investment term of seven years and the General Partners have the option to extend the term by up to two years. At March 31, 2022, this commitment remains unfunded. It is not anticipated that the full amount of this fund will be drawn.

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

e) Net Investment Income

Net investment income was derived from the following sources:

	Three months ended March 31,
	2022	2021

Fixed maturities	$64,809	$69,470
Other investments	26,050	41,833
Equity securities	2,172	2,498
Mortgage loans	4,163	4,187
Cash and cash equivalents	1,118	2,336
Short-term investments	166	133
Gross investment income	98,478	120,457
Investment expenses	(7,123)	(6,292)
Net investment income	$91,355	$114,165

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
f) Net Investment Gains (Losses)

The following table provides an analysis of net investment gains (losses):

	Three months ended March 31,
	2022	2021

Gross realized investment gains
Fixed maturities and short-term investments	$10,422	$50,170
Equity securities	—	569
Gross realized investment gains	10,422	50,739
Gross realized investment losses
Fixed maturities and short-term investments	(63,146)	(19,368)
Equity securities	(225)	(89)
Gross realized investment losses	(63,371)	(19,457)
Change in allowance for expected credit losses	(70)	89
Impairment losses(1)	(109)	—
Change in fair value of investment derivatives(2)	2,242	1,749
Net unrealized gains (losses) on equity securities	(43,622)	(3,475)
Net investment gains	$(94,508)	$29,645

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
(2) Refer to Note 5 'Derivative Instruments'.

The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale:

	Three months ended March 31,
	2022	2021

Balance at beginning of period	$313	$323
Expected credit losses on securities where credit losses were not previously recognized	9	63
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	78	(105)
Impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—
Securities sold/redeemed/matured	(17)	(47)
Balance at end of period	$383	$234

g) Reverse Repurchase Agreements

At March 31, 2022, the Company held $24 million (2021: $nil) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents in the Company's consolidated balance sheets. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, the Company receives principal and interest income. The Company monitors the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction.

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

Other privately held investments include convertible preferred shares, common shares, convertible notes, investments in limited partnerships and a variable yield security. These investments are initially valued at cost, which approximates fair value. In subsequent measurement periods, the fair values of these investments is derived from one or a combination of valuation methodologies which consider factors including recent capital raises by the investee companies, comparable precedent transaction multiples, comparable publicly traded multiples, third-party valuations, discounted cash-flow models, and other techniques that account for the industry and development stage of each investee company. The fair value of the variable yield security is determined using an externally developed discounted cash flow model. In order to assess the reasonableness of the information received from investee companies, the Company maintains an understanding of current market conditions, historical results, and emerging trends that may impact the results of operations, financial condition or liquidity of these companies. In addition, the Company engages in regular communication with management at investee companies. As the significant inputs used to price these investments are unobservable, the fair values of other privately held investments are classified as Level 3.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The tables below present the financial instruments measured at fair value on a recurring basis for the periods indicated:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At March 31, 2022
Assets
Fixed maturities, available for sale
U.S. government and agency	$2,226,233	$46,970	$—	$—	$2,273,203
Non-U.S. government	—	739,133	—	—	739,133
Corporate debt	—	4,412,661	60,890	—	4,473,551
Agency RMBS	—	935,837	—	—	935,837
CMBS	—	1,159,385	—	—	1,159,385
Non-agency RMBS	—	174,888	—	—	174,888
ABS	—	1,534,005	—	—	1,534,005
Municipals	—	166,022	—	—	166,022
	2,226,233	9,168,901	60,890	—	11,456,024
Equity securities
Common stocks	1,509	—	—	—	1,509
Preferred stocks	191	—	—	—	191
Exchange-traded funds	320,256	—	—	—	320,256
Bond mutual funds	—	241,994	—	—	241,994
	321,956	241,994	—	—	563,950
Other investments
Hedge funds (1)	—	—	—	51,617	51,617
Direct lending funds	—	—	—	276,211	276,211
Private equity funds	—	—	—	260,596	260,596
Real estate funds	—	—	—	245,823	245,823
CLO-Equities	—	—	4,881	—	4,881
Other privately held investments	—	—	115,474	—	115,474
	—	—	120,355	834,247	954,602
Short-term investments	—	70,385	—	—	70,385
Other assets
Derivative instruments (refer to Note 5)	—	1,091	—	—	1,091
Total Assets	$2,548,189	$9,482,371	$181,245	$834,247	$13,046,052
Liabilities
Derivative instruments (refer to Note 5)	$—	$18,892	$5,074	$—	$23,966
Cash-settled awards (refer to Note 8)	—	3,023	—	—	3,023
Total Liabilities	$—	$21,915	$5,074	$—	$26,989

(1) Includes Long/short equity and Multi-strategy funds.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At December 31, 2021
Assets
Fixed maturities, available for sale
U.S. government and agency	$2,632,541	$49,907	$—	$—	$2,682,448
Non-U.S. government	—	795,178	—	—	795,178
Corporate debt	—	4,452,418	42,894	—	4,495,312
Agency RMBS	—	1,074,589	—	—	1,074,589
CMBS	—	1,248,191	—	—	1,248,191
Non-agency RMBS	—	186,164	—	—	186,164
ABS	—	1,622,480	—	—	1,622,480
Municipals	—	208,838	—	—	208,838
	2,632,541	9,637,765	42,894	—	12,313,200
Equity securities
Common stocks	1,364	—	—	—	1,364
Preferred stocks	179	—	—	—	179
Exchange-traded funds	336,815	—	—	—	336,815
Bond mutual funds	—	317,317	—	—	317,317
	338,358	317,317	—	—	655,675
Other investments
Hedge funds (1)	—	—	—	59,488	59,488
Direct lending funds	—	—	—	289,867	289,867
Private equity funds	—	—	—	249,974	249,974
Real estate funds	—	—	—	238,222	238,222
CLO-Equities	—	—	5,910	—	5,910
Other privately held investments	—	—	104,521	—	104,521
	—	—	110,431	837,551	947,982
Short-term investments	—	31,063	—	—	31,063
Other assets
Derivative instruments (refer to Note 5)	—	3,116	—	—	3,116
Total Assets	$2,970,899	$9,989,261	$153,325	$837,551	$13,951,036
Liabilities
Derivative instruments (refer to Note 5)	$—	$14,987	$5,630	$—	$20,617
Cash-settled awards (refer to Note 8)	—	9,091	—	—	9,091
Total Liabilities	$—	$24,078	$5,630	$—	$29,708

(1) Includes Long/short equity and Multi-strategy funds.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The following table quantifies the significant unobservable inputs used in estimating fair values at March 31, 2022 of investments classified as Level 3 in the fair value hierarchy:

	Fair value	Valuation technique	Unobservable input	Amount / Range	Weighted average

Other investments - CLO-Equities	$4,881	Discounted cash flow	Default rate	4.5%	4.5%
			Loss severity rate	50.0%	50.0%
			Collateral spread	3.0%	3.0%
			Estimated maturity date	6 years	6 years

Other investments - Other privately held investments	$20,867	Discounted cash flow	Discount rate	2.5%	2.5%
			Default rate	0.5%	0.5%
			Loss absorption yield	1.0%	1.0%
			Estimated maturity date	2-4 years	3 years

Derivatives - Other underwriting-related derivatives	$(5,074)	Discounted cash flow	Discount rate	2.5%	2.5%

Note: Fixed maturities of $61 million that are classified as Level 3 are excluded from the above table as these securities are priced using broker-dealer quotes. In addition, other privately held investments of $95 million that are classified as Level 3 are excluded from the above table as these investments are priced using capital statements received from investee companies.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The following table presents changes in Level 3 for financial instruments measured at fair value on a recurring basis:

	Opening balance	Transfers into Level 3	Transfers out of Level 3	Included in net income(1)	Included in OCI (2)	Purchases	Sales	Settlements/ distributions	Closing balance	Change in unrealized gains/(losses) (3)

Three months ended March 31, 2022
Fixed maturities, available for sale
Corporate debt	$42,894	$—	$—	$—	$(2,794)	$21,462	$—	$(672)	$60,890	$—
CMBS	—	—	—	—	—	—	—	—	—	—
ABS	—	—	—	—	—	—	—	—	—	—
	42,894	—	—	—	(2,794)	21,462	—	(672)	60,890	—
Other investments
CLO-Equities	5,910	—	—	872	—	—	—	(1,901)	4,881	872
Other privately held investments	104,521	—	—	1,618	—	9,335	—	—	115,474	1,618
	110,431	—	—	2,490	—	9,335	—	(1,901)	120,355	2,490
Total assets	$153,325	$—	$—	$2,490	$(2,794)	$30,797	$—	$(2,573)	$181,245	$2,490

Other liabilities
Derivative instruments	$5,630	$—	$—	$(556)	$—	$—	$—	$—	$5,074	$(556)
Total liabilities	$5,630	$—	$—	$(556)	$—	$—	$—	$—	$5,074	$(556)

Three months ended March 31, 2021
Fixed maturities
Corporate debt	$2,504	$—	$—	$—	$(99)	$—	$—	$—	$2,405	$—
CMBS	1,740	—	—	—	14	—	—	(849)	905	—
ABS	10,665	6,184	(9,203)	—	29	—	—	(500)	7,175	—
	14,909	6,184	(9,203)	—	(56)	—	—	(1,349)	10,485	—
Other investments
CLO-Equities	6,173	—	—	570	—	—	—	(474)	6,269	570
Other privately held investments	70,011	—	—	18,479	—	273	(26,980)	—	61,783	1,098
	76,184	—	—	19,049	—	273	(26,980)	(474)	68,052	1,668
Total assets	$91,093	$6,184	$(9,203)	$19,049	$(56)	$273	$(26,980)	$(1,823)	$78,537	$1,668

Other liabilities
Derivative instruments	$9,122	$—	$—	$(660)	$—	$—	$—	$—	$8,462	$(660)
Total liabilities	$9,122	$—	$—	$(660)	$—	$—	$—	$—	$8,462	$(660)

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
Transfers into Level 3 from Level 2

There were no transfers into Level 3 from Level 2 during the three months ended March 31, 2022. The transfers into Level 3 from Level 2 during the three months ended March 31, 2021 were primarily due to the lack of observable market inputs and multiple quotes from pricing vendors and broker-dealers for certain fixed maturities.

Transfers out of Level 3 into Level 2

There were no transfers out of Level 3 into Level 2 during the three months ended March 31, 2022. The transfers out of Level 3 into Level 2 during the three months ended March 31, 2021 were primarily due to the availability of observable market inputs and multiple quotes from pricing vendors for certain fixed maturities.

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

For hedge funds, direct lending funds, private equity funds and real estate funds, valuation statements are typically released on a reporting lag, therefore, the Company estimates the fair value of these funds by starting with the most recent fund valuations and adjusting for capital calls, redemptions, drawdowns and distributions. Return estimates are not available from the relevant fund managers for these funds, therefore the Company typically has a reporting lag in its fair value measurements of these funds. At March 31, 2022 and December 31, 2021 all funds measured at fair value using NAVs are reported on a lag.

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
At March 31, 2022, the carrying values of cash and cash equivalents including restricted amounts, accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated fair values due to their short maturities. As these financial instruments are not actively traded, their fair values are classified as Level 2.

At March 31, 2022, the Company's fixed maturities held to maturity, were recorded at amortized cost with a carrying value of $494 million (2021: $446 million) and a fair value of $486 million (2021: $445 million). The fair values of these securities are determined using a model which uses prepayment speeds and spreads sourced primarily from the new issue market. As the significant inputs used to price these securities are observable market inputs, their fair values are classified as Level 2.

At March 31, 2022, the carrying value of mortgage loans, held for investment, approximated fair value. The fair values of mortgage loans are primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk or are determined from pricing for similar loans. As mortgage loans are not actively traded, their fair values are classified as Level 3.

At March 31, 2022, the Company's debt was recorded at amortized cost with a carrying value of $1,311 million (2021: $1,311 million) and a fair value of $1,339 million (2021: $1,453 million). The fair value of the Company's debt is based on prices obtained from a third-party pricing service and is determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As the yields for the risk-free yield curve and the spreads are observable market inputs, the fair value of the Company's debt is classified as Level 2.

5.    DERIVATIVE INSTRUMENTS

The following table provides the balance sheet classifications of derivatives recorded at fair value:

	March 31, 2022			December 31, 2021
	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)

Relating to investment portfolio:
Foreign exchange forward contracts	$221,208	$1,085	$197	$184,187	$13	$1,463
Relating to underwriting portfolio:
Foreign exchange forward contracts	1,077,969	6	18,695	1,258,836	3,103	13,524
Other underwriting-related contracts	50,000	—	5,074	50,000	—	5,630
Total derivatives		$1,091	$23,966		$3,116	$20,617

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

	March 31, 2022			December 31, 2021
	Gross amounts	Gross amounts offset	Net amounts(1)	Gross amounts	Gross amounts offset	Net amounts(1)

Derivative assets	$2,116	$(1,025)	$1,091	$9,047	$(5,931)	$3,116
Derivative liabilities	$24,991	$(1,025)	$23,966	$26,548	$(5,931)	$20,617

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.    DERIVATIVE INSTRUMENTS (CONTINUED)
The following table provides the total unrealized and realized gains (losses) recognized in net income for derivatives not designated as hedges:

	Consolidated statement of operations line item that includes gain (loss) recognized in net income	Three months ended March 31,
		2022	2021

Relating to investment portfolio:
Foreign exchange forward contracts	Net investment gains (losses)	$2,242	$1,749
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange gains (losses)	(27,976)	(26,056)
Other underwriting-related contracts	Other insurance related income (loss)	555	661
Total		$(25,179)	$(23,646)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES
Reserve Roll-Forward

The following table presents a reconciliation of the Company's beginning and ending gross reserve for losses and loss expenses and net reserves for unpaid losses and loss expenses:

	Three months ended March 31,
	2022	2021

Gross reserve for losses and loss expenses, beginning of period	$14,653,094	$13,926,766
Less reinsurance recoverable on unpaid losses and loss expenses, beginning of period	(5,017,611)	(4,496,641)
Net reserve for unpaid losses and loss expenses, beginning of period	9,635,483	9,430,125

Net incurred losses and loss expenses related to:
Current year	741,655	720,035
Prior years	(8,956)	(5,317)
	732,699	714,718

Net paid losses and loss expenses related to:
Current year	(32,477)	(26,944)
Prior years	(750,969)	(666,139)
	(783,446)	(693,083)

Foreign exchange and other	(71,661)	40,282

Net reserve for unpaid losses and loss expenses, end of period	9,513,075	9,492,042
Reinsurance recoverable on unpaid losses and loss expenses, end of period	4,957,080	4,533,232
Gross reserve for losses and loss expenses, end of period	$14,470,155	$14,025,274

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
The Company writes business with loss experience generally characterized as low frequency and high severity in nature, which can result in volatility in its financial results. During the three months ended March 31, 2022, the Company recognized catastrophe and weather-related losses, net of reinsurance, of $60 million (2021: $110 million), including $30 million attributable to the Russia-Ukraine war.
At March 31, 2021, foreign exchange and other included a reduction in reinsurance recoverable on unpaid losses of $49 million related to the Reinsurance to Close of the 2018 year of account of Syndicate 2007.

Estimates for Significant Catastrophe Events

At March 31, 2022, net reserves for losses and loss expenses included estimated amounts for numerous catastrophe events. The magnitude and complexity of losses arising from certain of these events inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at estimated net reserves for losses and loss expenses. These events include the Russia-Ukraine war in 2022, Hurricane Ida, U.S. Winter Storms Uri and Viola and July European Floods in 2021, the COVID-19 pandemic, Hurricanes Laura, Sally, Zeta and Delta, the Midwest derecho and wildfires across the West Coast of the United States in 2020, Japanese Typhoons Hagibis, Faxai and Tapah, Hurricane Dorian and the Australia Wildfires in 2019 and Hurricanes Michael and Florence, California Wildfires and Typhoon Jebi in 2018. As a result, actual losses for these events may ultimately differ materially from current estimates.

Prior Year Reserve Development

The Company's net favorable prior year reserve development arises from changes to estimates of losses and loss expenses related to loss events that occurred in previous calendar years. The following table presents net prior year reserve development by segment:

	Three months ended March 31,
	2022	2021
	Favorable (Adverse)	Favorable (Adverse)

Insurance	$7,062	$1,505
Reinsurance	1,894	3,812
Total	$8,956	$5,317

The following sections provide further details on net prior year reserve development by segment, reserving class and accident year:

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
Insurance Segment:

The following table maps lines of business to reserve classes and the expected claim tails:

Insurance segment
Reserve class and tail

	Property and other	Marine	Aviation	Credit and political risk	Professional lines	Liability

	Short	Short	Short/Medium	Medium	Medium	Long

Reported lines of business
Property	X
Marine		X
Terrorism	X
Aviation			X
Credit and political risk				X
Professional lines					X
Liability						X
Accident and health	X

Prior year reserve development by reserve class was as follows:

	Three months ended March 31,
	2022	2021
	Favorable (Adverse)	Favorable (Adverse)

Property and other	$11,692	$15,391
Marine	11,666	11,875
Aviation	2,980	1,035
Credit and political risk	895	(5,371)
Professional lines	(6,622)	(14,593)
Liability	(13,549)	(6,832)
Total	$7,062	$1,505

For the three months ended March 31, 2022, the Company recognized $7 million of net favorable prior year reserve development, the principal components of which were:
•$12 million of net favorable prior year reserve development on property and other business primarily due to decreases in loss estimates attributable to specific large claims related to the 2017 accident year, and better than expected loss emergence attributable to 2018 catastrophe events, and the accident and health book of business mainly related to the 2020 and 2021 accident years.
•$12 million of net favorable prior year reserve development on marine business primarily due to better than expected loss emergence attributable to the cargo and offshore energy books of business mainly related to the 2018 and 2021 accident years.
•$14 million of net adverse prior year reserve development on liability business primarily due to reserve strengthening within the program book of business mainly related to the 2016 and 2018 accident years and an increase in the loss estimate attributable to a specific large claim related to the 2017 accident year.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
•$7 million of net adverse prior year reserve development on professional lines business primarily due to increases in loss estimates attributable to specific large claims related to the 2015 and 2017 accident years, and reserve strengthening within runoff lines of business mainly related to the 2016 and 2018 accident years.
For the three months ended March 31, 2021, the Company recognized $2 million of net favorable prior year reserve development, the principal components of which were:
•$15 million of net favorable prior year reserve development on property and other business primarily due to better than expected loss emergence attributable to 2017, 2019 and 2020 catastrophe events.
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
Prior year reserve development by reserve class was as follows:

	Three months ended March 31,
	2022	2021
	Favorable (Adverse)	Favorable (Adverse)

Property and other	$24,786	$969
Credit and surety	7,465	(4,939)
Professional lines	(24,522)	(2,204)
Motor	(1,730)	17,140
Liability	(4,105)	(7,154)
Total	$1,894	$3,812

For the three months ended March 31, 2022, the Company recognized $2 million of net favorable prior year reserve development, the principal components of which were:
•$25 million of net favorable prior year development on property and other business primarily due to better than expected loss emergence attributable to 2018, 2019 and 2021 catastrophe events, and an aggregate excess of loss treaty.
•$7 million of net favorable prior year reserve development on credit and surety business primarily due to better than expected loss emergence related to recent accidents years.
•$25 million of net adverse prior year development on professional lines business primarily due to an increase in loss estimates attributable to one cedant related to the 2016 to 2018 accident years and a specific large claim related to the 2017 accident year.
•$4 million of net adverse prior year development on liability business primarily due to an increase in loss estimates attributable to a specific large claim related to the 2018 accident year.
For the three months ended March 31, 2021, the Company recognized $4 million of net favorable prior year reserve development, the principal components of which were:
•$17 million of net favorable prior year reserve development on motor business primarily due to non-proportional treaty business related to several accident years.
•$7 million of net adverse prior year reserve development on liability business primarily due to an increase in the loss estimate attributable to a specific large claim related to the 2017 accident year.
•$5 million of net adverse prior year reserve development on credit and surety business primarily due to an increase in the loss estimate attributable to a specific large claim related to the 2020 accident year.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.    EARNINGS PER COMMON SHARE
The following table presents a comparison of earnings per common share and earnings per diluted common share:

	Three months ended March 31,
	2022	2021

Earnings per common share
Net income	$149,200	$123,300
Less: Preferred share dividends	7,563	7,563
Net income available to common shareholders	141,637	115,737
Weighted average common shares outstanding	84,961	84,514
Earnings per common share	$1.67	$1.37

Earnings per diluted common share
Net income available to common shareholders	$141,637	$115,737

Weighted average common shares outstanding	84,961	84,514
Share-based compensation plans	847	451
Weighted average diluted common shares outstanding	85,808	84,965

Earnings per diluted common share	$1.65	$1.36

Weighted average anti-dilutive shares excluded from the dilutive computation	989	1,697

8.    SHARE-BASED COMPENSATION

Performance Restricted Stock Units

Performance Restricted Stock Units granted in 2022

Performance restricted stock units granted in 2022 include a market condition which is the Company’s total shareholder return relative to its peer group ("Relative TSR") over the performance period. Relative TSR is calculated in accordance with the terms of the applicable award agreement. If performance goals are achieved, these awards will cliff vest at the end of a three-year performance period within a range of 0% to 200% of target. Performance restricted stock units granted in 2022 were share-settled awards.

Valuation assumptions

The fair value of performance restricted stock units granted in 2022 was measured on the grant date using a Monte Carlo simulation model.

The following table provides details of the significant inputs used in the Monte Carlo simulation model:

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.    SHARE-BASED COMPENSATION (CONTINUED)

Three months ended March 31,	2022	2021

Expected volatility	33.44%	32.99%
Expected term (in years)	3.0	3.0
Expected dividend yield	n/a	n/a
Risk-free interest rate	1.26%	0.17%

Beginning share price: The beginning share price was based on the average closing share price over the 10 trading days preceding and including the start of the performance period.

Ending share price: The ending share price was based on the average projected closing share price over the 10 trading days preceding and including the end of the performance period.

Expected volatility: The expected volatility is estimated based on the Company's historical share price volatility.

Expected term: Performance for awards granted in 2022 is measured from January 1, 2022 to December 31, 2024, and performance for awards granted in 2021 is measured from January 1, 2021 to December 31, 2023.

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

Compensation expense associated with performance restricted stock units granted in 2022 and 2021 is determined on the grant date based on the fair value calculated by the Monte Carlo simulation model, and is recognized on a straight-line basis over the requisite service period.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.    SHARE-BASED COMPENSATION (CONTINUED)
Share-Settled Awards

The following table provides an activity summary of the Company's share-settled restricted stock units for the three months ended March 31, 2022:

	Share-Settled Performance Restricted Stock Units		Share-Settled Service Restricted Stock Units
	Number of restricted stock units	Weighted average grant date fair value	Number of restricted stock units	Weighted average grant date fair value

Non-vested restricted stock units - beginning of period	311	$54.75	2,062	$51.59
Granted	140	68.63	927	56.00
Vested	(100)	54.70	(646)	52.57
Forfeited	—	—	(21)	51.34
Non-vested restricted stock units - end of period	351	$60.15	2,322	$53.08

Cash-Settled awards

The following table provides an activity summary of the Company's cash-settled restricted stock units for the three months ended March 31, 2022:

Cash-Settled Service Restricted Stock Units
Number of restricted stock units

Non-vested restricted stock units - beginning of period	215
Granted	—
Vested	(139)
Forfeited	(2)
Non-vested restricted stock units - end of period	74

The following table provides additional information related to share-based compensation:

Three months ended March 31,	2022	2021

Share-based compensation expense(1)	$15,011	$12,339
Tax benefits associated with share-based compensation expense	$2,426	$1,771
Liability for cash-settled restricted stock units(2)	$3,023	$4,626
Fair value of restricted stock units vested(3)	$46,970	$39,981
Unrecognized share-based compensation expense	$125,964	$122,163
Expected weighted average period associated with the recognition of unrecognized share-based compensation expense	2.9 years	3.0 years

(1) Related to share-settled restricted stock units and cash-settled restricted stock units.
(2) Included in other liabilities in the consolidated balance sheets.
(3) Fair value is based on the closing price of the Company's common shares on the vest date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.    SHAREHOLDERS' EQUITY
The following table presents changes in common shares issued and outstanding:

	Three months ended March 31,
	2022	2021

Shares issued, balance at beginning of period	176,580	176,580
Shares issued	—	—
Total shares issued at end of period	176,580	176,580

Treasury shares, balance at beginning of period	(91,806)	(92,227)
Shares repurchased	(245)	(189)
Shares reissued	747	589
Total treasury shares at end of period	(91,304)	(91,827)

Total shares outstanding	85,276	84,753

Treasury Shares
The following table presents common shares repurchased from shares held in Treasury:

	Three months ended March 31,
	2022	2021

In the open market:
Total shares	—	—
Total cost	$—	$—
Average price per share(1)	$—	$—

From employees:(2)
Total shares	245	189
Total cost	$12,977	$9,380
Average price per share(1)	$52.93	$49.73

Total shares repurchased:
Total shares	245	189
Total cost	$12,977	$9,380
Average price per share(1)	$52.93	$49.73

(1) Calculated using whole numbers.
(2)  Shares are repurchased from employees to facilitate the satisfaction of their personal withholding tax liabilities that arise on the vesting of share-settled restricted stock units.
Dividends
The following table presents dividends declared and paid related to the Company's common and preferred shares:

	Per share data
	Dividends declared	Dividends paid in period of declaration	Dividends paid in period following declaration

Three months ended March 31, 2022
Common shares	$0.43	$—	$0.43
Series E preferred shares	$34.38	$—	$34.38

Three months ended March 31, 2021
Common shares	$0.42	$—	$0.42
Series E preferred shares	$34.38	$—	$34.38

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.    DEBT AND FINANCING ARRANGEMENTS
a)Letters of Credit

Effective March 31, 2022, certain of AXIS Capital’s operating subsidiaries (the "Participating Subsidiaries") amended their existing $650 million secured letter of credit facility to extend the expiration date of the $150 million secured letter of credit facility to March 31, 2023, with each letter of credit provided pursuant to such credit facility having a tenor not to extend beyond March 31, 2024. The terms and conditions of the $500 million secured letter of credit facility remain unchanged.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12.    OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the tax effects allocated to each component of other comprehensive income (loss):

	2022			2021
	Before tax amount	Income tax (expense) benefit	Net of tax amount	Before tax amount	Income tax (expense) benefit	Net of Tax Amount

Three months ended March 31,
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	$(507,969)	$65,247	$(442,722)	$(196,066)	$24,235	$(171,831)
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	(232)	—	(232)	47	—	47
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income	52,916	(7,573)	45,343	(30,876)	1,877	(28,999)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(455,285)	57,674	(397,611)	(226,895)	26,112	(200,783)
Foreign currency translation adjustment	2,775	—	2,775	1,249	—	1,249
Total comprehensive income (loss), net of tax	$(452,510)	$57,674	$(394,836)	$(225,646)	$26,112	$(199,534)

The following table presents details of amounts reclassified from accumulated other comprehensive income ("AOCI") to net income (loss):

		Amount reclassified from AOCI(1)
AOCI Components	Consolidated statement of operations line item that includes reclassification adjustment	Three months ended March 31,
		2022	2021

Unrealized gains (losses) on available for sale investments
	Other realized gains (losses)	$(52,807)	$30,876
	Impairment losses	(109)	—
	Total before tax	(52,916)	30,876
	Income tax (expense) benefit	7,573	(1,877)
	Net of tax	$(45,343)	$28,999

(1)     Amounts in parentheses are charges to net income (loss).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.    RELATED PARTY TRANSACTIONS

At March 31, 2022, the Company has invested $11 million in co-investments with Gordon Brothers, an affiliate of Stone Point.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2022 and 2021 and our financial condition at March 31, 2022 and December 31, 2021. This should be read in conjunction with Item 1 'Consolidated Financial Statements' of this report and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021. Tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

FIRST QUARTER 2022 FINANCIAL HIGHLIGHTS

First Quarter 2022 Consolidated Results of Operations

•Net income available to common shareholders of $142 million, or $1.67 per common share, and $1.65 per diluted common share
•Operating income(1) of $180 million, or $2.09 per diluted common share(1)
•Gross premiums written of $2.6 billion
•Net premiums written of $1.8 billion
•Net premiums earned of $1.3 billion
•Pre-tax catastrophe and weather-related losses, net of reinsurance, of $60 million (Insurance: $33 million and Reinsurance: $27 million), or 4.7 points, including $30 million attributable to the Russia-Ukraine war. The remaining losses of $30 million were primarily attributable to Eastern Australia floods, and other weather-related events.
•Net favorable prior year reserve development of $9 million
•Underwriting income(2) of $139 million and combined ratio of 91.4%
•Net investment income of $91 million
•Net investment losses of $95 million
•Foreign exchange gains of $44 million
First Quarter 2022 Consolidated Financial Condition
•Total cash and investments of $16.0 billion; fixed maturities, short-term investments, and cash and cash equivalents comprise 86% of total cash and investments and have an average credit rating of AA-
•Total assets of $27.8 billion
•Reserve for losses and loss expenses of $14.5 billion and reinsurance recoverable on unpaid and paid losses and loss expenses of $5.6 billion
•Debt of $1.3 billion and debt to total capital ratio(3) of 20.4%
•Common shareholders’ equity of $4.6 billion; book value per diluted common share of $51.97

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
(2)Consolidated underwriting income (loss) is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to, the most comparable GAAP financial measure, net income (loss), is presented in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Results of Operations', and a discussion of the rationale for its presentation is provided in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures Reconciliation'.
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
We provide our clients and distribution partners with a broad range of risk transfer products and services, and meaningful capacity, backed by excellent financial strength. We manage our portfolio holistically, aiming to construct the optimum portfolio of risks, consistent with our risk appetite and the development of our franchise. We nurture an ethical, entrepreneurial, disciplined and diverse culture that promotes outstanding client service, intelligent risk taking and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a global leader in specialty risks. The execution of our business strategy for the first three months of 2022 included the following:

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

•continuing the implementation of a focused distribution strategy while building mutually beneficial relationships with clients and partners;

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

Outlook

We are committed to leadership in specialty insurance and global reinsurance markets, where we have depth of talent and expertise. We believe our market positioning, underwriting expertise, best-in-class claims management capabilities and strong relationships with our distributors and clients will provide opportunities for increased profitability, with differences among our lines driven by our tactical response to market conditions.

Rates, and terms and conditions across virtually all insurance lines and geographies continued to be favorable through the first quarter of 2022. We expect many specialty segments will continue to experience further pricing improvements, as carriers assess pricing adequacy, portfolio construction, inflationary pressure and account preferences. In this market environment, we continue to focus on growth in lines of business and market segments that are adequately priced.

The reinsurance market is also experiencing an improvement in rates, and terms and conditions. This is offset by market volatility and very strong industry capitalization, and more improvement is needed to achieve price adequacy. In light of 2021 marking the fifth consecutive year of challenging market loss events, carriers are aiming to reduce net volatility and increase profitability. Overall, we believe the reinsurance market will continue to gain momentum and there are opportunities to achieve the required risk adjusted rate increases while practicing disciplined underwriting and focused growth.

We are encouraged by the pricing improvements we are seeing across both the insurance and reinsurance segments, that we expect will carry into 2023 and beyond. Where prices deliver adequate profitability, we will look to grow within our risk and volatility guidelines. With a strengthened book of business, and growing footprint in attractive markets that are seeing the most favorable conditions, we believe AXIS is well positioned to drive profitable growth within the current environment.

Response to Russia-Ukraine War

Following the Russian invasion of Ukraine and the triggering of sanctions against the countries involved, organizations and named individuals, we established a task-force to coordinate our response to this situation.

The Russia-Ukraine war, and its related impacts, are an emerging and evolving risk to which we are exposed from an underwriting and reserving perspective.

Our team is tracking the situation closely, including stress and scenario testing on existing underwriting exposures. A range of economic impacts and external pressures across individual product lines are being considered.

Underwriting

We are monitoring international sanctions which impact our global operations and were effective March 27, 2022. The impact on gross premiums written for the three months ended March 31, 2022 of the cancellation of policies with exposures to the Russia-Ukraine war was immaterial. We continue to evaluate opportunities to write business in the region, not including Russia or Ukraine risks, with terms as short as seven days.

We are also closely monitoring cash due from our customers and reinsurers, giving due consideration to the Russia-Ukraine war and associated international sanctions. At March 31, 2022, we considered the potential financial impact of Russia-Ukraine war when determining allowances for expected credit losses for insurance and reinsurance premium balances receivable and reinsurance recoverable balances on unpaid losses and loss expenses. Based on facts and circumstances at that time, we did not adjust allowances for expected credit losses at March 31, 2022. We will continue to monitor the appropriateness of allowances for expected credit losses as new information comes to light. Adjustments to allowances for expected credit losses in subsequent periods could be material.

Reserving

At March 31, 2022, we incurred pre-tax catastrophe and weather-related losses of $30 million attributable the Russia-Ukraine war.

The estimate of net reserves for losses and loss expenses related to the Russia-Ukraine war is subject to significant uncertainty. This uncertainty is driven by the inherent difficulty in making assumptions around the impact of the Russia-Ukraine war due to the lack of comparable events, the ongoing nature of the event, and its far-reaching impacts.

While we believe the overall estimate of net reserves for losses and loss expenses is adequate for losses and loss adjustment expenses that have been incurred at March 31, 2022, based on current facts and circumstances, we will continue to monitor the appropriateness of our assumptions as new information comes to light and will adjust the estimate of net reserves for losses and loss adjustment expenses, as appropriate.

Actual losses for this event may ultimately differ materially from current estimates.

Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment' for further information

Investments

At March 31, 2022, we had no direct exposures to Russia or Ukraine within our investments portfolio.

Refer to Item 1A, 'Risk Factors' in our most recent Annual Report on Form 10-K for further information.

CONSOLIDATED RESULTS OF OPERATIONS

	Three months ended March 31,
	2022	% Change	2021

Underwriting revenues:
Gross premiums written	$2,634,608	4%	$2,535,481
Net premiums written	1,812,872	2%	1,778,886
Net premiums earned	1,258,246	14%	1,103,722
Other insurance related income	6,693	nm	2,781
Underwriting expenses:
Net losses and loss expenses	(732,699)	3%	(714,718)
Acquisition costs	(248,352)	13%	(218,871)
Underwriting-related general and administrative expenses(1)	(145,096)	9%	(132,668)
Underwriting income(2)	138,792		40,246

Net investment income	91,355	(20%)	114,165
Net investment gains (losses)	(94,508)	nm	29,645
Corporate expenses(1)	(23,945)	(7%)	(25,740)
Foreign exchange (losses) gains	44,273	nm	(4,113)
Interest expense and financing costs	(15,564)	—%	(15,571)
Amortization of value of business acquired	—	(100%)	(1,028)
Amortization of intangible assets	(2,729)	1%	(2,690)
Income before income taxes and interest in income of equity method investments	137,674		134,914
Income tax expense	(24)	(100%)	(20,776)
Interest in income of equity method investments	11,550	26%	9,162
Net income	149,200		123,300
Preferred share dividends	(7,563)	—%	(7,563)
Net income available to common shareholders	$141,637		$115,737

nm – not meaningful is defined as a variance greater than +/-100%
(1)Underwriting-related general and administrative expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most comparable GAAP financial measure, also included corporate expenses of $23,945 and $25,740 for the three months ended March 31, 2022 and 2021, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for further details on corporate expenses. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures Reconciliation' for further details.
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

Underwriting Revenues

Underwriting revenues by segment were as follows:

	Three months ended March 31,
	2022	% Change	2021

Gross premiums written:
Insurance	$1,327,264	20%	$1,103,198
Reinsurance	1,307,344	(9%)	1,432,283
Total gross premiums written	$2,634,608	4%	$2,535,481

Percent of gross premiums ceded
Insurance	36%	— pt	36%
Reinsurance	26%	1 pt	25%
Total percent of gross premiums ceded	31%	1 pt	30%

Net premiums written:
Insurance	$843,912	19%	$707,814
Reinsurance	968,960	(10%)	1,071,072
Total net premiums written	$1,812,872	2%	$1,778,886

Net premiums earned:
Insurance	$752,816	22%	$616,286
Reinsurance	505,430	4%	487,436
Total net premiums earned	$1,258,246	14%	$1,103,722

Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment' for further details on underwriting revenues.

Combined Ratio

The components of the combined ratio were as follows:

	Three months ended March 31,
	2022	% Point Change	2021

Current accident year loss ratio, excluding catastrophe and weather-related losses	54.2%	(0.9)	55.1%
Catastrophe and weather-related losses ratio	4.7%	(5.4)	10.1%
Current accident year loss ratio	58.9%	(6.3)	65.2%
Prior year reserve development ratio	(0.7%)	(0.3)	(0.4%)
Net losses and loss expenses ratio	58.2%	(6.6)	64.8%
Acquisition cost ratio	19.7%	(0.1)	19.8%
General and administrative expense ratio(1)	13.5%	(0.8)	14.3%
Combined ratio	91.4%	(7.5)	98.9%

(1) The general and administrative expense ratio included corporate expenses not allocated to underwriting segments of 1.9% and 2.3% for the three months ended March 31, 2022 and 2021, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for further details.

Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment' for further details on underwriting expenses.

RESULTS BY SEGMENT

Insurance Segment

Results for the insurance segment were as follows:

	Three months ended March 31,
	2022	% Change	2021

Revenues:
Gross premiums written	$1,327,264	20%	$1,103,198
Net premiums written	843,912	19%	707,814
Net premiums earned	752,816	22%	616,286
Other insurance related income	82	(80%)	415

Expenses:
Current accident year net losses and loss expenses	(412,807)		(358,403)
Prior year reserve development	7,062		1,505
Acquisition costs	(138,812)		(117,679)
Underwriting-related general and administrative expenses	(113,950)		(103,303)

Underwriting income	$94,391		$38,821

Ratios:		% Point Change
Current accident year loss ratio, excluding catastrophe and weather-related losses	50.5%	(1.8)	52.3%
Catastrophe and weather-related losses ratio	4.3%	(1.6)	5.9%
Current accident year loss ratio	54.8%	(3.4)	58.2%
Prior year reserve development ratio	(0.9%)	(0.6)	(0.3%)
Net losses and loss expenses ratio	53.9%	(4.0)	57.9%
Acquisition cost ratio	18.4%	(0.7)	19.1%
Underwriting-related general and administrative expense ratio	15.2%	(1.6)	16.8%
Combined ratio	87.5%	(6.3)	93.8%

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended March 31,
	2022		2021		% Change

Property	$284,937	21%	$261,787	23%	9%
Marine	198,551	15%	187,948	17%	6%
Terrorism	22,982	2%	19,744	2%	16%
Aviation	25,967	2%	20,402	2%	27%
Credit and political risk	47,499	4%	37,451	3%	27%
Professional lines	435,865	33%	337,765	31%	29%
Liability	253,162	19%	193,254	18%	31%
Accident and health	58,301	4%	44,847	4%	30%
Total	$1,327,264	100%	$1,103,198	100%	20%

Gross premiums written for the three months ended March 31, 2022 increased by $224 million, or 20% ($228 million, or 21%, on a constant currency basis(1)), compared to the three months ended March 31, 2021. The increase was primarily attributable to professional lines, liability, and property lines driven by new business and favorable rate changes.

Ceded Premiums Written

Ceded premiums written for the three months ended March 31, 2022, was $483 million, or 36%, of gross premiums written, compared to $395 million, or 36%, of gross premiums written for the three months ended March 31, 2021.

The increase in ceded premiums written of $88 million, or 22%, was primarily driven by increases in property, liability and professional lines.

The increase in property lines was attributable to the restructuring of significant quota share treaties. The increase in property lines also reflected the increase in gross premiums written for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increases in liability and professional lines reflected the increase in gross premiums written for the three months ended March 31, 2022, compared to the three months ended March 31, 2021.

(1) Amounts presented on a constant currency basis are non-GAAP financial measures as defined in Item10 (e) of SEC Regulation S-K. The constant currency basis is calculated by applying the average foreign exchange rate from the current year to the prior year balance.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended March 31,
	2022		2021		% Change

Property	$167,676	21%	$161,101	26%	4%
Marine	94,912	13%	85,390	14%	11%
Terrorism	12,476	2%	13,781	2%	(9%)
Aviation	22,780	3%	17,722	3%	29%
Credit and political risk	25,421	3%	20,998	3%	21%
Professional lines	282,838	38%	203,275	33%	39%
Liability	105,177	14%	77,827	13%	35%
Accident and health	41,536	6%	36,192	6%	15%
Total	$752,816	100%	$616,286	100%	22%

Net premiums earned for the three months ended March 31, 2022 increased by $137 million, or 22%, compared to the three months ended March 31, 2021. The increase was primarily driven by increases in gross premiums earned in professional lines, liability, property and marine lines, partially offset by increases in ceded premiums earned in professional lines, liability and property lines.

Loss Ratio

The components of the loss ratio were as follows:

	Three months ended March 31,
	2022	% Point Change	2021

Current accident year loss ratio	54.8%	(3.4)	58.2%
Prior year reserve development ratio	(0.9%)	(0.6)	(0.3%)
Loss ratio	53.9%	(4.0)	57.9%

Current Accident Year Loss Ratio

The current accident year loss ratio decreased to 54.8% for the three months ended March 31, 2022, from 58.2% for the three months ended March 31, 2021.

The current accident year loss ratio for three months ended March 31, 2022, compared to the same period in 2021, was impacted by a slightly lower level of catastrophe and weather-related losses. During the three months ended March 31, 2022, catastrophe and weather-related losses, were $33 million, or 4.3 points, including $16 million attributable to the Russia-Ukraine war. The remaining losses of $17 million were primarily to Eastern Australia floods, and other weather-related events. Comparatively, during the three months ended March 31, 2021, catastrophe and weather-related losses were $36 million, or 5.9 points.

After adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio decreased to 50.5% for the three months ended March 31, 2022, from 52.3% for the three months ended March 31, 2021. The decrease in the current accident year loss ratio, after adjusting for the impact of the catastrophe and weather-related losses was principally due to the impact of favorable pricing over loss trends in most lines of business, partially offset by changes in business mix associated with the increase in professional lines and liability business written in recent periods.

Prior Year Reserve Development

Refer to Item 1, Note 6 to the Consolidated Financial Statements 'Reserve for losses and loss expenses' for details on the reserve classes, the expected claims tails and prior year development.

Acquisition Cost Ratio

The acquisition cost ratio decreased to 18.4% for the three months ended March 31, 2022, from 19.1% for the three months ended March 31, 2021, primarily related to a decrease in variable costs associated with property, marine, and accident and health lines, and an increase in ceding commissions in the property lines, partially offset by an increase in variable acquisition costs associated with professional lines.

Underwriting-Related General and Administrative Expense Ratio

The underwriting-related general and administrative expense ratio decreased to 15.2% for the three months ended March 31, 2022, from 16.8% for the three months ended March 31, 2021, mainly driven by an increase in net premiums earned, partially offset by an increase in performance-related compensation costs, personnel costs, and travel and entertainment costs.

Reinsurance Segment

Results from the reinsurance segment were as follows:

	Three months ended March 31,
	2022	% Change	2021

Revenues:
Gross premiums written	$1,307,344	(9%)	$1,432,283
Net premiums written	968,960	(10%)	1,071,072
Net premiums earned	505,430	4%	487,436
Other insurance related income	6,611	nm	2,366

Expenses:
Current accident year net losses and loss expenses	(328,848)		(361,632)
Prior year reserve development	1,894		3,812
Acquisition costs	(109,540)		(101,192)
Underwriting-related general and administrative expenses	(31,146)		(29,365)

Underwriting income	$44,401		$1,425
Ratios:		% Point Change
Current accident year loss ratio, excluding catastrophe and weather-related losses	59.7%	1.1	58.6%
Catastrophe and weather-related losses ratio	5.4%	(10.2)	15.6%
Current accident year loss ratio	65.1%	(9.1)	74.2%
Prior year reserve development ratio	(0.4%)	0.4	(0.8%)
Net losses and loss expenses ratio	64.7%	(8.7)	73.4%
Acquisition cost ratio	21.7%	0.9	20.8%
Underwriting-related general and administrative expense ratio	6.1%	0.1	6.0%
Combined ratio	92.5%	(7.7)	100.2%

nm – not meaningful

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended March 31,
	2022		2021		% Change

Catastrophe	$138,396	10%	$250,956	17%	(45%)
Property	76,323	6%	126,455	9%	(40%)
Credit and surety	103,876	8%	83,221	6%	25%
Professional lines	133,579	10%	131,255	9%	2%
Motor	151,714	12%	223,524	16%	(32%)
Liability	284,348	22%	269,201	19%	6%
Engineering	10,065	1%	(2,428)	—%	nm
Agriculture	27,826	2%	16,441	1%	69%
Marine and aviation	50,485	4%	32,340	2%	56%
Accident and health	330,732	25%	301,318	21%	10%
Total	$1,307,344	100%	$1,432,283	100%	(9%)

nm – not meaningful

Gross premiums written for the three months ended March 31, 2022, decreased by $125 million, or 9% ($94 million, or 7% on a constant currency basis), compared to the three months ended March 31, 2021. The decrease was primarily attributable to catastrophe, motor and property lines, partially offset by an increase in accident and health, credit and surety, marine and aviation, liability engineering, agriculture lines.

The decreases in catastrophe, motor and property lines were largely driven by non-renewals and decreased line sizes on several contracts associated with repositioning the portfolio. In addition, the decrease in catastrophe lines was attributable to a decrease in reinstatement premiums due to lower catastrophe losses for the three months ended March 31, 2022, compared to reinstatement premiums associated with the U.S. Winter Storms for the three months ended March 31, 2021. The decrease in motor lines was also due to the timing of the renewals of significant contracts.

The increases in accident and health, credit and surety, liability and agriculture lines were due to new business. The increases in accident and health, and liability lines were also due to the timing of the renewals of significant contracts. In addition, premium adjustments contributed to the increase in gross premiums written in accident and health lines.

The increase in engineering lines was also associated with premium adjustments related to significant contracts. The increase in marine and aviation lines was attributable to new marine business.

Ceded Premiums Written

Ceded premiums written for the three months ended March 31, 2022, was $338 million, or 26%, of gross premiums written, compared to $361 million, or 25%, of gross premiums written for the three months ended March 31, 2021.

The decrease in ceded premiums written of $23 million, or 6%, was primarily driven by decreases in catastrophe, and marine and aviation lines, partially offset by increases in motor and professional lines.

The decrease in catastrophe lines reflected the decrease in gross premiums written for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, partially offset by an increase in premiums ceded to strategic capital partners due to the restructuring of several quota share retrocessional treaties. The decrease in marine and aviation lines was attributable to the timing of the renewal of a significant excess of loss retrocessional treaty. The increases in motor and professional lines were attributable to the restructuring of significant quota share retrocessional treaties.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended March 31,
	2022		2021		% Change

Catastrophe	$55,108	10%	$80,782	19%	(32%)
Property	39,906	8%	55,337	11%	(28%)
Credit and surety	44,449	9%	35,433	7%	25%
Professional lines	56,369	11%	50,847	10%	11%
Motor	50,017	10%	54,952	11%	(9%)
Liability	109,771	22%	92,040	19%	19%
Engineering	14,014	3%	7,143	1%	96%
Agriculture	22,129	4%	15,316	3%	44%
Marine and aviation	18,103	4%	11,228	2%	61%
Accident and health	95,564	19%	84,358	17%	13%
Total	$505,430	100%	$487,436	100%	4%

nm – not meaningful

Net premiums earned for the three months ended March 31, 2022, increased by $18 million, or 4%, compared to the three months ended March 31, 2021. The increase was primarily driven by increases in gross premiums earned in liability, credit and surety, and accident and health lines, and a decrease in ceded premiums earned in catastrophe lines. These increases were partially offset by decreases in gross premiums earned in catastrophe and property lines, and increases in ceded premiums earned in credit and surety, and liability lines.

Other Insurance Related Income (Loss)

Other insurance related income of $7 million for the three months ended March 31, 2022, compared to $2 million for the three months ended March 31, 2021, respectively, was primarily associated with fees related to arrangements with strategic capital partners.

Loss Ratio

The components of the loss ratio were as follows:

	Three months ended March 31,
	2022	% Point Change	2021

Current accident year loss ratio	65.1%	(9.1)	74.2%
Prior year reserve development ratio	(0.4%)	0.4	(0.8%)
Loss ratio	64.7%	(8.7)	73.4%

Current Accident Year Loss Ratio

The current accident year loss ratio decreased to 65.1% for the three months ended March 31, 2022, from 74.2% for the three months ended March 31, 2021.

The current accident year loss ratio for three months ended March 31, 2022, compared to the same period in 2021, was impacted by a lower level of catastrophe and weather-related losses. During the three months ended March 31, 2022, catastrophe and weather-related losses, were $27 million, or 5.4 points, including $14 million attributable to the Russia-Ukraine war. The remaining losses of $13 million were attributable to weather-related events. Comparatively, during the three months ended March 31, 2021, catastrophe and weather-related losses, net of reinstatement premiums were $74 million, or 15.6 points.

After adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio increased to 59.7% for the three months ended March 31, 2022, from 58.6% for the three months ended March 31, 2021. The increase in the current accident year loss ratio after adjusting for the impact of catastrophe and weather-related losses was principally due changes in business mix driven by the decrease in catastrophe business written in recent periods, partially offset by the impact of favorable pricing over loss trends in most lines of business.

Prior Year Reserve Development

Refer to Item 1, Note 6 to the Consolidated Financial Statements 'Reserve for losses and loss expenses' for details on the reserve classes, the expected claims tails and prior year development.

Acquisition Cost Ratio

The acquisition cost ratio increased to 21.7% for the three months ended March 31, 2022, from 20.8% for the three months ended March 31, 2021, primarily related to changes in business mix driven by the decrease in catastrophe business written in recent periods, partially offset by the impact of retrocessional contracts.

Underwriting-Related General and Administrative Expense Ratio

The underwriting-related general and administrative expense increased to 6.1% for the three months ended March 31, 2022, from 6.0% for the three months ended March 31, 2021, mainly driven by an increase in performance-related compensation costs, largely offset by an increase of net premiums earned.

NET INVESTMENT INCOME AND NET INVESTMENT GAINS (LOSSES)

Net Investment Income

Net investment income from our cash and investment portfolio by major asset class was as follows:

	Three months ended March 31,
	2022	% Change	2021

Fixed maturities	$64,809	(7%)	$69,470
Other investments	26,050	(38%)	41,833
Equity securities	2,172	(13%)	2,498
Mortgage loans	4,163	(1%)	4,187
Cash and cash equivalents	1,118	(52%)	2,336
Short-term investments	166	25%	133
Gross investment income	98,478	(18%)	120,457
Investment expense	(7,123)	13%	(6,292)
Net investment income	$91,355	(20%)	$114,165

Pre-tax yield:(1)
Fixed maturities	2.1%		2.4%

(1) Pre-tax yield is calculated by dividing annualized net investment income by the average month-end amortized cost balances.

Fixed Maturities

Net investment income attributable to fixed maturities for the three months ended March 31, 2022, was $65 million, compared to net investment income of $69 million for the three months ended March 31, 2021. The decrease for the three months ended March 31, 2022, compared to the same period in 2021, was due to lower yields.

Other Investments

Net investment income from other investments was as follows:

	Three months ended March 31,
	2022	2021

Hedge, direct lending, private equity and real estate funds	$22,803	$22,773
Other privately held investments	2,025	18,478
CLO-Equities	1,222	582
Net investment income from other investments	$26,050	$41,833

Pre-tax return on other investments(1)	2.8%	5.3%

(1)The pre-tax return on other investments is calculated by dividing total net investment income from other investments (non-annualized) by the average month-end fair value balances held for the periods indicated.

Net investment income attributable to other investments for the three months ended March 31, 2022, was $26 million, compared to net investment income of $42 million for the three months ended March 31, 2021. The decrease for the three months ended March 31, 2022, compared to the same period in 2021, was due to lower gains from other privately held investments.

Net Investment Gains (Losses)

Net investment gains (losses) were as follows:

	Three months ended March 31,
	2022	2021

On sale of investments:
Fixed maturities and short-term investments	$(52,724)	$30,802
Equity securities	(225)	480
	(52,949)	31,282
Change in allowance for expected credit losses	(70)	89
Impairment losses (1)	(109)	—
Change in fair value of investment derivatives	2,242	1,749
Net unrealized gains (losses) on equity securities	(43,622)	(3,475)
Net investment gains (losses)	$(94,508)	$29,645

(1)Related to instances where we intend to sell securities, or it is more likely than not that we will be required to sell securities before their anticipated recovery.

Net investment losses for the three months ended March 31, 2022 were $95 million, compared to net investment gains of $30 million for the three months ended March 31, 2021. For the three months ended March 31, 2022, the net investment losses were primarily due to net realized losses on the sale of U.S government, Agency RMBS and corporate debt securities and net unrealized losses on equity securities. For the three months ended March 31, 2021, the net investment gains were primarily due to net realized gains on the sale of corporate debt and U.S. government securities, partially offset by net unrealized losses on equity securities.

On Sale of Investments

Generally, sales of individual securities occur when there are changes in the relative value, credit quality or duration of a particular issue. We may also sell securities to re-balance our investment portfolio in order to change exposure to particular asset classes or sectors.

Impairment Losses

The impairment losses for the three months ended March 31, 2022 and 2021 were $nil.

Change in Fair Value of Investment Derivatives

From time to time, we economically hedge foreign exchange exposure with derivative contracts.

For the three months ended March 31, 2022 and 2021, we recorded gains of $2 million related to foreign exchange contracts.

Total Return

Total return on cash and investments was as follows:

	Three months ended March 31,
	2022	2021

Net investment income	$91,355	$114,165
Net investments gains (losses)	(94,508)	29,645
Change in net unrealized gains (losses) on fixed maturities (1)	(455,285)	(226,895)
Interest in income of equity method investments	11,550	9,162
Total	$(446,888)	$(73,923)

Average cash and investments(2)	$16,258,477	$15,727,085

Total return on average cash and investments, pre-tax:
Including investment related foreign exchange movements	(2.7%)	(0.5%)
Excluding investment related foreign exchange movements(3)	(2.6%)	(0.4%)

(1)Change in net unrealized gains (losses) on fixed maturities is calculated by taking net unrealized gains (losses) at period end less net unrealized gains (losses) at the prior period end.
(2)The average cash and investments balance is calculated by taking the average of the period end fair value balances.
(3)Pre-tax total return on cash and investments excluding foreign exchange movements is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to pre-tax total return on cash and investments, the most comparable GAAP financial measure, included foreign exchange (losses) gains of $(28) million and $(12) million for the three months ended March 31, 2022 and 2021, respectively.

OTHER EXPENSES (REVENUES), NET

The following table provides a summary of other expenses (revenues), net:

	Three months ended March 31,
	2022	% Change	2021

Corporate expenses	$23,945	(7%)	$25,740
Foreign exchange losses (gains)	(44,273)	nm	4,113
Interest expense and financing costs	15,564	—%	15,571
Income tax expense	24	nm	20,776
Total	$(4,740)		$66,200

nm – not meaningful

Corporate Expenses

Corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses decreased to 1.9% for the three months ended March 31, 2022, compared to 2.3% for the three months ended March 31, 2021.

The decrease in corporate expenses for the three months ended March 31, 2022 was primarily related to a decrease in professional and business fees, partially offset by an increase in information technology costs.

Foreign Exchange Losses (Gains)

Some of our business is written in currencies other than the U.S. dollar.

Foreign exchange gains of $44 million for the three months ended March 31, 2022 were mainly driven by the impact of the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling and euro.

Foreign exchange losses of $4 million for the three months ended March 31, 2021 were mainly driven by the impact of the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling and Canadian dollar, offset by the strengthening of the U.S. dollar on the remeasurement of net insurance related liabilities denominated in euro.

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

Interest expense and financing costs were $16 million for the three months ended March 31, 2022, and 2021.

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

The tax expense of $nil for the three months ended March 31, 2022 was principally due to the generation of pre-tax income in our U.S. operations, offset by the generation of pre-tax losses in our U.K. and Europe operations.

The tax expense of $21 million for the three months ended March 31, 2021 was principally due to the generation of pre-tax income in our U.S., European, and U.K. operations.

FINANCIAL MEASURES

We believe the following financial indicators are important in evaluating performance and measuring the overall growth in value generated for common shareholders:

	Three months ended March 31,
	2022	2021

Annualized return on average common equity(1)	12.0%	9.9%
Annualized operating return on average common equity(2)	15.3%	7.1%
Book value per diluted common share(3)	$51.97	$53.03
Cash dividends declared per common share	$0.43	$0.42
Increase (decrease) in book value per diluted common share adjusted for dividends	$(3.38)	$(1.64)

(1)Annualized return on average common equity ("ROACE") is calculated by dividing annualized net income (loss) available (attributable) to common shareholders for the period by the average common shareholders' equity determined using the common shareholders' equity balances at the beginning and end of the period.
(2)Annualized operating return on average common equity ("operating ROACE") is a non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to the most comparable GAAP financial measure, annualized ROACE, and a discussion of the rationale for its presentation is provided in 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures Reconciliation'.
(3)Book value per diluted common share represents total common shareholders’ equity divided by the number of diluted common share outstanding, determined using the treasury stock method. Cash-settled restricted stock units are excluded.

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

ROACE reflects the impact of net income (loss) available (attributable) to common shareholders including net investment gains (losses), foreign exchange losses (gains), and interest in income (loss) of equity method investments.

The increase in ROACE for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was primarily driven by an increase in underwriting income, foreign exchange gains, and a decrease in income tax expense, partially offset by net investment losses and a decrease to in net investment income.

Operating ROACE excludes the impact of net investment gains (losses), foreign exchange losses (gains), and interest in income (loss) of equity method investments.

The increase in operating ROACE for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was primarily driven by an increase in underwriting income and a decrease in income tax expense, partially offset by a decrease in net investment income.

Book Value per Diluted Common Share

We consider book value per diluted common share to be an appropriate measure of returns to common shareholders, as we believe growth in book value on a diluted basis will ultimately translate into appreciation of our stock price.

During the three months ended March 31, 2022, book value per diluted common share decreased by 6.8% due to net unrealized investment losses reported in other comprehensive income (loss) and common dividends declared, partially offset by the net income generated.

During the three months ended March 31, 2021, book value per diluted common share decreased by 4% due to a decrease in net unrealized gains reported in accumulated other comprehensive income (loss) and common dividends declared, partially offset by the net income generated.

Cash Dividends Declared per Common Share

We believe in returning excess capital to shareholders by way of dividends and share repurchases. Accordingly, dividend policy is an integral part of the value we create for shareholders. Our cumulative strong earnings have permitted our Board of Directors to approve eighteen successive annual increases in quarterly common share dividends.

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

During the three months ended March 31, 2022, the decrease in total value of $3.38, or 6.1%, was driven by net unrealized losses reported in accumulated other comprehensive income (income), partially offset by the net income generated.

During the three months ended March 31, 2021, the decrease in total value of $1.64, or 3%, was driven by a decrease in unrealized investment gains reported in accumulated other comprehensive income (loss), partially offset by the net income generated.

NON-GAAP FINANCIAL MEASURES RECONCILIATION

	Three months ended March 31,
	2022	2021

Net income available to common shareholders	$141,637	$115,737
Net investment (gains) losses(1)	94,508	(29,645)
Foreign exchange losses (gains)(2)	(44,273)	4,113
Interest in income of equity method investments(3)	(11,550)	(9,162)
Income tax expense (benefit)	(497)	1,694
Operating income	$179,825	$82,737

Earnings per diluted common share	$1.65	$1.36
Net investment (gains) losses	1.10	(0.35)
Foreign exchange losses (gains)	(0.52)	0.05
Interest in income of equity method investments	(0.13)	(0.11)
Income tax expense (benefit)	(0.01)	0.02
Operating income per diluted common share	$2.09	$0.97

Weighted average diluted common shares outstanding(4)	85,808	84,965

Average common shareholders' equity	$4,715,599	$4,686,042

Annualized return on average common equity	12.0%	9.9%

Annualized operating return on average common equity(5)	15.3%	7.1%

(1)Tax expense (benefit) of ($13,313) and $1,484 for the three months ended March 31, 2022 and 2021, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.
(2)Tax expense (benefit) of $12,816 and $210 for the three months ended March 31, 2022 and 2021, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.
(3)Tax expense (benefit) of $nil for the three and three months ended March 31, 2022 and 2021, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.
(4)Refer to Item 1, Note 7 to our Consolidated Financial Statements 'Earnings per Common Share' for further details.
(5)Annualized operating ROACE is a non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to the most comparable GAAP financial measure, annualized ROACE, is presented in the table above, and a discussion of the rationale for its presentation is provided below.

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

Operating Income (Loss)

Operating income (loss) represents after-tax operational results exclusive of net investment gains (losses), foreign exchange losses (gains), and interest in income (loss) of equity method investments.

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

Foreign exchange losses (gains) in our consolidated statements of operations primarily relate to the impact of foreign exchange rate movements on net insurance-related liabilities. In addition, we recognize unrealized foreign exchange losses (gains) on our equity securities and foreign exchange losses (gains) realized on the sale of our available for sale investments and equity securities in net investment gains (losses). We also recognize unrealized foreign exchange losses (gains) on our available for sale investments in other comprehensive income (loss). These unrealized foreign exchange losses (gains) generally offset a large portion of the foreign exchange losses (gains) reported in net income (loss), thereby minimizing the impact of foreign exchange rate movements on total shareholders' equity. As a result, we believe that foreign exchange losses (gains) in our consolidated statements of operations in isolation are not a meaningful contributor to the performance of our business, therefore, foreign exchange losses (gains) are excluded from consolidated operating income (loss).

Interest in income (loss) of equity method investments is primarily driven by business decisions, the nature and timing of which are not related to the underwriting process, therefore, this income (loss) is excluded from operating income (loss).

Certain users of our financial statements evaluate performance exclusive of after-tax net investment gains (losses), foreign exchange losses (gains), and interest in income (loss) of equity method investments to understand the profitability of recurring sources of income.

We believe that showing net income (loss) available (attributable) to common shareholders exclusive of after-tax net investment gains (losses), foreign exchange losses (gains), and interest in income (loss) of equity method investments reflects the underlying fundamentals of our business. In addition, we believe that this presentation enables investors and other users of our financial information to analyze performance in a manner similar to how our management analyzes the underlying business performance. We also believe this measure follows industry practice and, therefore, facilitates comparison of our performance with our peer group. We believe that equity analysts and certain rating agencies that follow us, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons. The reconciliation of operating income (loss) to net income (loss) available (attributable) to common shareholders, the most comparable GAAP financial measure, is presented above.

We also present operating income (loss) per diluted common share and annualized operating ROACE, which are derived from the operating income (loss) measure and are reconciled above to the most comparable GAAP financial measures, earnings (loss) per diluted common share and annualized return on average common equity ("ROACE"), respectively.

Constant Currency Basis

We present gross premiums written, net premiums written and net premiums earned on a constant currency basis in this MD&A. The amounts presented on a constant currency basis are calculated by applying the average foreign exchange rate from the current year to the prior year amounts. We believe this presentation enables investors and other users of our financial information to analyze growth in gross premiums written, net premiums written and net premiums earned on a constant basis. The reconciliation to gross premiums written, net premiums written and net premiums earned on a GAAP basis is presented in 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment'.

Pre-Tax Total Return on Cash and Investments excluding Foreign Exchange Movements

Pre-tax total return on cash and investments excluding foreign exchange movements measures net investment income, net investments gains (losses), interest in income (loss) of equity method investments, and change in unrealized gains (losses) generated by average cash and investment balances. We believe this presentation enables investors and other users of our financial information to analyze the performance of our investment portfolio. The reconciliation of pre-tax total return on cash and investments excluding foreign exchange movements to pre-tax total return on cash and investments, the most comparable GAAP financial measure, is presented in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net Investment Income and Net Investment Gains (Losses)'.

CASH AND INVESTMENTS

Details of cash and investments are as follows:

	March 31, 2022	December 31, 2021
	Fair Value	Fair Value

Fixed maturities, available for sale	$11,456,024	$12,313,200
Fixed maturities, held to maturity(1)	486,432	445,033
Equity securities	563,950	655,675
Mortgage loans	627,063	594,088
Other investments	954,602	947,982
Equity method investments	157,843	146,293
Short-term investments	70,385	31,063
Total investments	$14,316,299	$15,133,334

Cash and cash equivalents(2)	$1,706,711	$1,317,690

(1)Presented at net carrying value of $494 million (2021: $446 million) in the consolidated balance sheets.
(2)Includes restricted cash and cash equivalents of $720 million and $473 million at March 31, 2022 and at December 31, 2021, respectively.

Overview

The fair value of total investments decreased by $817 million in the three months ended March 31, 2022, driven by the decrease in market value of fixed maturities due to the increase in yields and a larger allocation of the portfolio to cash and cash equivalents.

An analysis of our investment portfolio by asset class is detailed below:

Fixed Maturities

Details of our fixed maturities portfolio are as follows:

	March 31, 2022		December 31, 2021
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$2,273,203	19%	$2,682,448	21%
Non-U.S. government	739,133	6%	795,178	6%
Corporate debt	4,524,834	39%	4,532,884	36%
Agency RMBS	935,837	8%	1,074,589	8%
CMBS	1,159,385	10%	1,248,191	10%
Non-agency RMBS	174,888	1%	186,164	1%
ABS	1,969,154	16%	2,029,941	16%
Municipals(1)	166,022	1%	208,838	2%
Total	$11,942,456	100%	$12,758,233	100%

Credit ratings:
U.S. government and agency	$2,273,203	19%	$2,682,448	21%
AAA(2)	4,180,346	35%	4,491,643	34%
AA	911,018	7%	981,837	8%
A	1,897,927	16%	1,917,006	15%
BBB	1,534,264	13%	1,595,285	13%
Below BBB(3)	1,145,698	10%	1,090,014	9%
Total	$11,942,456	100%	$12,758,233	100%

(1)Includes bonds issued by states, municipalities, and political subdivisions.
(2)Includes U.S. government-sponsored agencies, residential mortgage-backed securities ("RMBS") and commercial mortgage-backed securities ("CMBS").
(3)Non-investment grade and non-rated securities.

At March 31, 2022, fixed maturities had a weighted average credit rating of AA- (2021: AA-), a book yield of 2.1% (2021: 1.9%) and an average duration of 3.1 years (2021: 3.0 years). At March 31, 2022, fixed maturities together with short-term investments, and cash and cash equivalents (i.e. total investments of $13.7 billion), had an average credit rating of AA- (2021: AA-) and an average duration of 2.8 years (2021: 2.8 years).

At March 31, 2022, net unrealized losses on fixed maturities were $384 million, compared to net unrealized gains of $71 million at December 31, 2021, a decrease of $455 million due to the increase in yields.

Equity Securities

At March 31, 2022, net unrealized gains on equity securities were $83 million, compared to net unrealized gains of $127 million at December 31, 2021, a decrease of $44 million driven by the decline in market value of bond mutual funds and the decline in equity markets.

Mortgage Loans

At March 31, 2022, our investment in commercial mortgage loans was $627 million, compared to $594 million at December 31, 2021, an increase of $33 million. The commercial mortgage loans are high quality and collateralized by a variety of commercial properties and are diversified both geographically throughout the U.S. and by property type to reduce the risk of concentration. At March 31, 2022, there were no credit losses or past due amounts associated with our commercial mortgage loans portfolio.

Other Investments

Details of our other investments portfolio are as follows:

	March 31, 2022		December 31, 2021
	Fair Value	% of Total	Fair Value	% of Total

Hedge funds
Long/short equity funds	$3,056	—%	$3,476	—%
Multi-strategy funds	48,561	5%	56,012	6%
Total hedge funds	51,617	5%	59,488	6%

Direct lending funds	276,211	29%	289,867	31%
Private equity funds	260,596	27%	249,974	26%
Real estate funds	245,823	26%	238,222	25%
Total hedge, direct lending, private equity and real estate funds	834,247	87%	837,551	88%

CLO-Equities	4,881	1%	5,910	1%
Other privately held investments	115,474	12%	104,521	11%
Total other investments	$954,602	100%	$947,982	100%

Refer to Note 3(c) to the Consolidated Financial Statements 'Investments'.

Equity Method Investments

In our consolidated results, our ownership interest in Harrington is reported in interest in income of equity method investments. Interest in income of equity method investments of $12 million, for the three months ended March 31, 2022, compared to $9 million for the three months ended March 31, 2021, respectively, was attributable to positive investment returns realized by Harrington.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the ‘Liquidity and Capital Resources’ section included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 for a general discussion of liquidity and capital resources.

The following table summarizes consolidated capital:

	March 31, 2022	December 31, 2021

Debt	$1,311,304	$1,310,975

Preferred shares	550,000	550,000
Common equity	4,570,540	4,860,656
Shareholders’ equity	5,120,540	5,410,656
Total capital	$6,431,844	$6,721,631

Ratio of debt to total capital	20.4%	19.5%
Ratio of debt and preferred equity to total capital	28.9%	27.7%

We finance operations with a combination of debt and equity capital. Debt to total capital, and debt and preferred equity to total capital ratios, provide an indication of our capital structure, along with some insight into our financial strength. While the impact of unrealized losses recognized in other comprehensive income (loss), following a decrease in market value of our fixed maturities, has reduced common shareholders' equity, we believe that our financial flexibility remains strong.

Common Equity

During the three months ended March 31, 2022, common equity decreased by $290 million. The following table reconciles opening and closing common equity positions:

Three months ended March 31,	2022

Common equity - opening	$4,860,656
Treasury shares reissued	1,545
Share-based compensation expense	12,185
Change in unrealized gains (losses) on available for sale investments, net of tax	(397,611)
Foreign currency translation adjustment	2,775
Net income (loss)	149,200
Preferred share dividends	(7,563)
Common share dividends	(37,670)
Treasury shares repurchased	(12,977)
Common equity - closing	$4,570,540

During the three months ended March 31, 2022, we repurchased 245,000 common shares from employees to facilitate the satisfaction of their personal withholding tax liabilities that arise on the vesting of share-settled restricted stock units granted under our 2017 Long-Term Equity Compensation Plans for a total cost of $13 million.

At April 27, 2022, we had $100 million of remaining authorization under our Board-authorized share repurchase program for common share repurchases through December 31, 2022 (refer to Part II, Item 2 'Unregistered Sales of Equity Securities and Use of Proceeds' for further details).

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

•fair value measurements of financial assets and liabilities; and

•the allowance for expected credit losses associated with fixed maturities, available for sale.

We believe that the critical accounting estimates discussion in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, continues to describe the significant estimates and judgments included in the preparation of the consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

At March 31, 2022, there were no recently issued accounting pronouncements that we have not yet adopted that we expect could have a material impact on our results of operations, financial condition or liquidity.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to this item since December 31, 2021, with the exception of the changes in exposure to foreign currency risk presented below.

Foreign Currency Risk
The table below provides a sensitivity analysis of total net foreign currency exposures:

	AUD	NZD	CAD	EUR	GBP	JPY	Other	Total

At March 31, 2022
Net managed assets (liabilities), excluding derivatives	$54,934	$7,446	$354,705	$(418,109)	$(264,087)	$(72,821)	$56,413	$(281,519)
Foreign currency derivatives, net	(41,979)	(1,733)	(316,856)	389,671	193,798	72,104	(20,256)	274,749
Net managed foreign currency exposure	12,955	5,713	37,849	(28,438)	(70,289)	(717)	36,157	(6,770)
Other net foreign currency exposure	1	—	114	(1,537)	(1,360)	—	31,261	28,479
Total net foreign currency exposure	$12,956	$5,713	$37,963	$(29,975)	$(71,649)	$(717)	$67,418	$21,709
Net foreign currency exposure as a percentage of total shareholders’ equity	0.3%	0.1%	0.7%	(0.6%)	(1.4%)	—%	1.3%	0.4%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$1,296	$571	$3,796	$(2,998)	$(7,165)	$(72)	$6,742	$2,171

(1)Assumes 10% appreciation in underlying currencies relative to the U.S. dollar.

Total Net Foreign Currency Exposure

At March 31, 2022, total net foreign currency assets were $22 million primarily driven by increases in exposures to the euro, canadian dollar and other non-core currencies primarily due to new business written during the three months ended March 31, 2022. Other net foreign currency exposures includes $31 million related to assets managed by specific investment managers who have the discretion to hold foreign currency exposures as part of their total return strategy. An emerging market debt portfolio is the primary contributor to this group of assets.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) at March 31, 2022. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2022, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2022.

Based upon that evaluation, there were no changes in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company has not experienced any material impact to its internal control over financial reporting resulting from the introduction of a hybrid work model.

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

ITEM 1A.     RISK FACTORS

There were no material changes from the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Common Shares

The following table shows information regarding the number of common shares repurchased:

Period	Total number of shares purchased(a) (b)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (c)

January 1-31, 2022	—	$57.00	—	$100 million
February 1-28, 2022	—	$57.34	—	$100 million
March 1-31, 2022	245	$52.92	—	$100 million
Total	245		—	$100 million

(a) In thousands.
(b) Shares are repurchased from employees to facilitate the satisfaction of their personal withholding tax liabilities that arise on the vesting of share-settled restricted stock units.
(c) On December 2, 2021, our Board of Directors authorized a share repurchase plan to repurchase up to $100 million of our common shares, effective January 1, 2022 through to December 31, 2022. Share repurchases may be effected from time to time in the open market or privately negotiated transactions, depending on market conditions.

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

As and when allowed by the applicable law and regulations, certain of our non-U.S. subsidiaries provide treaty reinsurance coverage to non-U.S. insurers on a worldwide basis, including insurers of liability, marine, aviation and energy risks, and as a result, these underlying insurance and reinsurance portfolios may have some exposure to Iran. In addition, we provide insurance and facultative reinsurance on a global basis to non-U.S. insureds and insurers, including for liability, marine, aviation and energy risks. Coverage provided to non-Iranian business may indirectly cover an exposure in Iran. For example, certain of our operations underwrite global marine hull war and cargo policies that provide coverage for vessels navigating into and out of ports worldwide, including Iran. For the quarter ended March 31, 2022, there has been no material amount of premium allocated or apportioned to activities relating to Iran. We intend for our non-U.S. subsidiaries to continue to provide such coverage only to the extent permitted by applicable law.

ITEM 6.     EXHIBITS

2.1	Rule 2.7 Announcement, dated July 5, 2017 in connection with acquisition of Novae Group plc (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 6, 2017).
2.2	Rule 2.7 Announcement, dated August 24, 2017 in connection with acquisition of Novae Group plc (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 25, 2017).
3.1	Certificate of Incorporation and Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1(Amendment No. 1) (No. 333-103620) filed on April 16, 2003).
3.2	Amended and Restated Bye-Laws (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on May 15, 2009).
4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).
4.2	Certificate of Designations establishing the specific rights, preferences, limitations and other terms of the Series E Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 7, 2016).
10.1	Deed of Amendment dated March 31, 2022 to Committed Letter of Credit Facility Number 2 dated March 27, 2017, as amended, by and among, AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Reinsurance Company, AXIS Surplus Insurance Company and Citibank Europe plc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 31, 2022).
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101	The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline XBRL: (i) Consolidated Balance Sheets at March 31, 2022 and December 31, 2021; (ii) Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021; (iv) Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Dated: April 27, 2022

AXIS CAPITAL HOLDINGS LIMITED
By:	/S/ ALBERT BENCHIMOL
Albert Benchimol
President and Chief Executive Officer
(Principal Executive Officer)

/S/ PETER VOGT
Peter Vogt
Chief Financial Officer
(Principal Financial Officer)