Form 10-Q
period 2022-06-30
AXIS CAPITAL HOLDINGS LTD
filed 2022-07-27
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
At July 22, 2022, there were 84,656,509 common shares outstanding, $0.0125 par value per share, of the registrant.

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
Forward-looking statements contained in this report may include, but are not limited to, information regarding our estimates for catastrophes and other weather-related losses including losses related to the COVID-19 pandemic, measurements of potential losses in the fair market value of our investment portfolio and derivative contracts, our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the outcome of our strategic initiatives including our exit from property reinsurance business, our expectations regarding pricing, other market conditions and economic conditions including inflation, our growth prospects, and valuations of the potential impact of movements in interest rates, credit spreads, equity securities' prices, and foreign currency exchange rates.
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
•the adverse impact of inflation;
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

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2022 (UNAUDITED) AND DECEMBER 31, 2021

	2022	2021
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2022: $12,086,129; 2021: $12,241,782 Allowance for expected credit losses 2022: $7,294; 2021: $313)	$11,304,682	$12,313,200
Fixed maturities, held to maturity, at amortized cost (Fair value 2022: $619,891; 2021: $445,033 Allowance for expected credit losses 2022: $nil; 2021: $nil)	641,428	446,016
Equity securities, at fair value (Cost 2022: $523,198; 2021: $528,864)	522,161	655,675
Mortgage loans, held for investment, at fair value (Allowance for expected credit losses 2022: $nil; 2021: $nil)	656,112	594,088
Other investments, at fair value	981,774	947,982
Equity method investments	158,893	146,293
Short-term investments, at fair value	65,683	31,063
Total investments	14,330,733	15,134,317
Cash and cash equivalents	844,910	844,592
Restricted cash and cash equivalents	653,018	473,098
Accrued interest receivable	73,873	64,350
Insurance and reinsurance premium balances receivable (Allowance for expected credit losses 2022: $10,967; 2021: $7,567)	3,174,117	2,622,676
Reinsurance recoverable on unpaid losses and loss expenses (Allowance for expected credit losses 2022: $28,401; 2021: $29,554)	5,008,583	5,017,611
Reinsurance recoverable on paid losses and loss expenses	510,613	642,215
Deferred acquisition costs	576,237	465,593
Prepaid reinsurance premiums	1,656,643	1,377,358
Receivable for investments sold	10,421	4,555
Goodwill	100,801	100,801
Intangible assets	203,259	208,717
Operating lease right-of-use assets	94,451	103,295
Other assets	381,768	309,792
Total assets	$27,619,427	$27,368,970
Liabilities
Reserve for losses and loss expenses	$14,398,039	$14,653,094
Unearned premiums	4,963,138	4,090,676
Insurance and reinsurance balances payable	1,624,184	1,324,620
Debt	1,311,637	1,310,975
Payable for investments purchased	186,921	31,543
Operating lease liabilities	105,129	119,512
Other liabilities	327,748	427,894
Total liabilities	22,916,796	21,958,314
Shareholders’ equity
Preferred shares	550,000	550,000
Common shares (shares issued 2022: 176,580; 2021: 176,580 shares outstanding 2022: 84,655; 2021: 84,774)	2,206	2,206
Additional paid-in capital	2,341,507	2,346,179
Accumulated other comprehensive income (loss)	(724,114)	56,536
Retained earnings	6,298,680	6,204,745
Treasury shares, at cost (2022: 91,925; 2021: 91,806)	(3,765,648)	(3,749,010)
Total shareholders’ equity	4,702,631	5,410,656
Total liabilities and shareholders’ equity	$27,619,427	$27,368,970

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	Three months ended		Six months ended
	2022	2021	2022	2021
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$1,277,052	$1,156,941	$2,535,297	$2,260,663
Net investment income	92,214	104,672	183,569	218,836
Other insurance related income	2,213	5,817	8,906	8,598
Net investment gains (losses):
Allowance for expected credit losses	(6,911)	150	(6,981)	239
Impairment losses	(473)	—	(582)	—
Other realized and unrealized investment gains (losses)	(165,879)	73,143	(260,208)	102,697
Total net investment gains (losses)	(173,263)	73,293	(267,771)	102,936
Total revenues	1,198,216	1,340,723	2,460,001	2,591,033

Expenses
Net losses and loss expenses	769,587	666,473	1,502,285	1,381,190
Acquisition costs	257,582	219,070	505,932	437,941
General and administrative expenses	165,586	162,452	334,627	320,860
Foreign exchange losses (gains)	(57,000)	19,602	(101,274)	23,716
Interest expense and financing costs	15,241	15,235	30,805	30,806
Reorganization expenses	15,728	—	15,728	—
Amortization of value of business acquired	—	1,028	—	2,056
Amortization of intangible assets	2,729	3,324	5,458	6,013
Total expenses	1,169,453	1,087,184	2,293,561	2,202,582

Income before income taxes and interest in income of equity method investments	28,763	253,539	166,440	388,451
Income tax (expense) benefit	4,965	(27,865)	4,942	(48,641)
Interest in income of equity method investments	1,050	9,799	12,600	18,960
Net income	34,778	235,473	183,982	358,770
Preferred share dividends	7,563	7,563	15,125	15,125
Net income available to common shareholders	$27,215	$227,910	$168,857	$343,645

Per share data
Earnings per common share:
Earnings per common share	$0.32	$2.69	$1.98	$4.06
Earnings per diluted common share	$0.32	$2.67	$1.97	$4.04
Weighted average common shares outstanding	85,173	84,764	85,068	84,640
Weighted average diluted common shares outstanding	85,843	85,267	85,826	85,117

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	Three months ended		Six months ended
	2022	2021	2022	2021
	(in thousands)
Net income	$34,778	$235,473	$183,982	$358,770
Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	(461,946)	50,873	(901,771)	(120,971)
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	(2,039)	(179)	(5,167)	(237)
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	84,364	(42,720)	129,706	(71,601)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(379,621)	7,974	(777,232)	(192,809)
Foreign currency translation adjustment	(6,193)	3,482	(3,418)	4,731
Total other comprehensive income (loss), net of tax	(385,814)	11,456	(780,650)	(188,078)
Comprehensive income (loss)	$(351,036)	$246,929	$(596,668)	$170,692

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	Three months ended		Six months ended
	2022	2021	2022	2021
	(in thousands)
Preferred shares
Balance at beginning and end of period	$550,000	$550,000	$550,000	$550,000

Common shares (par value)
Balance at beginning and end of period	2,206	2,206	2,206	2,206

Additional paid-in capital
Balance at beginning of period	2,328,986	2,316,147	2,346,179	2,330,054
Treasury shares reissued	(772)	(911)	(30,150)	(24,040)
Share-based compensation expense	13,293	11,052	25,478	20,274
Balance at end of period	2,341,507	2,326,288	2,341,507	2,326,288

Accumulated other comprehensive income (loss)
Balance at beginning of period	(338,300)	214,861	56,536	414,395
Unrealized gains (losses) on available for sale investments, net of tax:
Balance at beginning of period	(335,456)	219,852	62,155	420,635
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(379,621)	7,974	(777,232)	(192,809)
Balance at end of period	(715,077)	227,826	(715,077)	227,826
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	(2,844)	(4,991)	(5,619)	(6,240)
Foreign currency translation adjustment	(6,193)	3,482	(3,418)	4,731
Balance at end of period	(9,037)	(1,509)	(9,037)	(1,509)
Balance at end of period	(724,114)	226,317	(724,114)	226,317

Retained earnings
Balance at beginning of period	6,308,712	5,842,850	6,204,745	5,763,607
Net income	34,778	235,473	183,982	358,770
Preferred share dividends (1)	(7,563)	(7,563)	(15,125)	(15,125)
Common share dividends (1)	(37,247)	(36,609)	(74,922)	(73,101)
Balance at end of period	6,298,680	6,034,151	6,298,680	6,034,151

Treasury shares, at cost
Balance at beginning of period	(3,731,064)	(3,749,674)	(3,749,010)	(3,764,568)
Shares repurchased	(35,356)	(439)	(48,333)	(9,819)
Shares reissued	772	911	31,695	25,185
Balance at end of period	(3,765,648)	(3,749,202)	(3,765,648)	(3,749,202)

Total shareholders’ equity	$4,702,631	$5,389,760	$4,702,631	$5,389,760

(1) Refer to Note 9 'Shareholders' Equity' for details on dividends declared and paid related to the Company's common and preferred shares.

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	Six months ended
	2022	2021
	(in thousands)
Cash flows from operating activities:
Net income	$183,982	$358,770
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment (gains) losses	267,771	(102,936)
Net realized and unrealized gains (losses) on other investments	(39,419)	(83,247)
Amortization of fixed maturities	19,883	19,054
Interest in income of equity method investments	(12,600)	(18,960)
Amortization of value of business acquired	—	2,056
Other amortization and depreciation	31,057	31,346
Share-based compensation expense, net of cash payments	21,726	13,950
Changes in:
Accrued interest receivable	(9,615)	1,760
Reinsurance recoverable on unpaid losses and loss expenses	4,487	(129,756)
Reinsurance recoverable on paid losses and loss expenses	131,422	(32,138)
Deferred acquisition costs	(113,313)	(144,256)
Prepaid reinsurance premiums	(278,853)	(284,411)
Reserve for losses and loss expenses	(244,488)	229,099
Unearned premiums	880,348	1,014,854
Insurance and reinsurance balances, net	(256,531)	(338,258)
Other items	(72,091)	(2,000)
Net cash provided by operating activities	513,766	534,927

Cash flows from investing activities:
Purchases of:
Fixed maturities, available for sale	(3,947,249)	(7,528,567)
Fixed maturities, held to maturity	(198,904)	(117,175)
Equity securities	(49,924)	(66,443)
Mortgage loans	(101,264)	(73,472)
Other investments	(103,729)	(125,534)
Short-term investments	(90,430)	(116,599)
Proceeds from the sale of:
Fixed maturities, available for sale	3,419,822	6,255,928
Equity securities	55,287	10,876
Other investments	102,257	172,499
Short-term investments	37,798	124,271
Proceeds from the redemption of fixed maturities, available for sale	670,456	960,936
Proceeds from the redemption of fixed maturities, held to maturity	3,500	118,897
Proceeds from redemption of short-term investments	18,030	40,868
Proceeds from the repayment of mortgage loans	39,596	10,940
Purchase of other assets	(17,047)	(14,107)
Net cash used in investing activities	(161,801)	(346,682)

Cash flows from financing activities:
Repurchase of common shares - open market	(34,987)	—
Taxes paid on withholding shares	(13,346)	(9,820)
Dividends paid - common shares	(76,447)	(74,306)
Dividends paid - preferred shares	(15,125)	(15,125)
Net cash used in financing activities	(139,905)	(99,251)

Effect of exchange rate changes on foreign currency cash, cash equivalents and restricted cash	(31,822)	(2,783)
Increase in cash, cash equivalents and restricted cash	180,238	86,211
Cash, cash equivalents and restricted cash - beginning of period	1,317,690	1,503,232
Cash, cash equivalents and restricted cash - end of period	$1,497,928	$1,589,443

See accompanying notes to Consolidated Financial Statements.

Supplemental disclosures of cash flow information:
Income taxes paid	$12,865	$29,849
Interest paid	$29,700	$29,700

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
The following tables present the underwriting results of the Company's reportable segments, as well as the carrying amounts of allocated goodwill and intangible assets:

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.    SEGMENT INFORMATION (CONTINUED)

	2022			2021
Three months ended and at June 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$1,469,622	$643,861	$2,113,483	$1,268,472	$672,714	$1,941,186
Net premiums written	869,419	447,428	1,316,847	712,885	490,973	1,203,858
Net premiums earned	768,724	508,328	1,277,052	631,675	525,266	1,156,941
Other insurance related income	237	1,976	2,213	552	5,265	5,817
Net losses and loss expenses	(421,836)	(347,751)	(769,587)	(332,175)	(334,298)	(666,473)
Acquisition costs	(144,732)	(112,850)	(257,582)	(106,963)	(112,107)	(219,070)
Underwriting-related general and administrative expenses	(108,577)	(26,826)	(135,403)	(99,569)	(29,392)	(128,961)
Underwriting income	$93,816	$22,877	116,693	$93,520	$54,734	148,254

Net investment income			92,214			104,672
Net investment gains (losses)			(173,263)			73,293
Corporate expenses			(30,183)			(33,491)
Foreign exchange (losses) gains			57,000			(19,602)
Interest expense and financing costs			(15,241)			(15,235)
Reorganization expenses			(15,728)			—
Amortization of value of business acquired			—			(1,028)
Amortization of intangible assets			(2,729)			(3,324)
Income before income taxes and interest in income of equity method investments			28,763			253,539
Income tax (expense) benefit			4,965			(27,865)
Interest in income of equity method investments			1,050			9,799
Net income			34,778			235,473
Preferred share dividends			7,563			7,563
Net income available to common shareholders			$27,215			$227,910

Net losses and loss expenses ratio	54.9%	68.4%	60.3%	52.6%	63.6%	57.6%
Acquisition cost ratio	18.8%	22.2%	20.2%	16.9%	21.3%	18.9%
General and administrative expense ratio	14.1%	5.3%	12.9%	15.8%	5.7%	14.1%
Combined ratio	87.8%	95.9%	93.4%	85.3%	90.6%	90.6%

Goodwill and intangible assets	$304,060	$—	$304,060	$315,087	$—	$315,087

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.    SEGMENT INFORMATION (CONTINUED)

	2022			2021
Six months ended and at June 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$2,796,886	$1,951,205	$4,748,091	$2,371,670	$2,104,997	$4,476,667
Net premiums written	1,713,332	1,416,387	3,129,719	1,420,699	1,562,045	2,982,744
Net premiums earned	1,521,539	1,013,758	2,535,297	1,247,962	1,012,701	2,260,663
Other insurance related income	319	8,587	8,906	967	7,631	8,598
Net losses and loss expenses	(827,579)	(674,706)	(1,502,285)	(689,072)	(692,118)	(1,381,190)
Acquisition costs	(283,543)	(222,389)	(505,932)	(224,642)	(213,299)	(437,941)
Underwriting-related general and administrative expenses	(222,527)	(57,972)	(280,499)	(202,872)	(58,757)	(261,629)
Underwriting income	$188,209	$67,278	255,487	$132,343	$56,158	188,501

Net investment income			183,569			218,836
Net investment gains (losses)			(267,771)			102,936
Corporate expenses			(54,128)			(59,231)
Foreign exchange (losses) gains			101,274			(23,716)
Interest expense and financing costs			(30,805)			(30,806)
Reorganization expenses			(15,728)			—
Amortization of value of business acquired			—			(2,056)
Amortization of intangible assets			(5,458)			(6,013)
Income before income taxes and interest in income of equity method investments			166,440			388,451
Income tax expense			4,942			(48,641)
Interest in income of equity method investments			12,600			18,960
Net income			183,982			358,770
Preferred share dividends			15,125			15,125
Net income available to common shareholders			$168,857			$343,645

Net losses and loss expenses ratio	54.4%	66.6%	59.3%	55.2%	68.3%	61.1%
Acquisition cost ratio	18.6%	21.9%	20.0%	18.0%	21.1%	19.4%
General and administrative expense ratio	14.7%	5.7%	13.1%	16.3%	5.8%	14.2%
Combined ratio	87.7%	94.2%	92.4%	89.5%	95.2%	94.7%

Goodwill and intangible assets	$304,060	$—	$304,060	$315,087	$—	$315,087

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS
a)     Fixed Maturities and Equity Securities

Fixed Maturities

The following table provides the amortized cost and fair values of the Company's fixed maturities classified as available for sale:

	Amortized cost	Allowance for expected credit losses	Gross unrealized gains	Gross unrealized losses	Fair value

At June 30, 2022
Available for sale
U.S. government and agency	$2,529,109	$—	$974	$(91,774)	$2,438,309
Non-U.S. government	705,258	—	172	(50,710)	654,720
Corporate debt	4,764,585	(7,180)	2,415	(418,763)	4,341,057
Agency RMBS(1)	1,082,381	—	1,112	(64,369)	1,019,124
CMBS(2)	1,143,767	—	45	(60,772)	1,083,040
Non-agency RMBS	162,101	(86)	431	(14,342)	148,104
ABS(3)	1,524,417	(28)	339	(68,578)	1,456,150
Municipals(4)	174,511	—	29	(10,362)	164,178
Total fixed maturities, available for sale	$12,086,129	$(7,294)	$5,517	$(779,670)	$11,304,682

At December 31, 2021
Available for sale
U.S. government and agency	$2,693,319	$—	$9,776	$(20,647)	$2,682,448
Non-U.S. government	794,705	—	10,158	(9,685)	795,178
Corporate debt	4,446,585	(236)	87,075	(38,112)	4,495,312
Agency RMBS(1)	1,065,973	—	17,397	(8,781)	1,074,589
CMBS(2)	1,223,051	—	29,827	(4,687)	1,248,191
Non-agency RMBS	185,854	(77)	2,410	(2,023)	186,164
ABS(3)	1,628,739	—	3,406	(9,665)	1,622,480
Municipals(4)	203,556	—	5,928	(646)	208,838
Total fixed maturities, available for sale	$12,241,782	$(313)	$165,977	$(94,246)	$12,313,200

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
The following table provides the amortized cost and fair values of the Company's fixed maturities classified as held to maturity:

	Amortized cost	Allowance for expected credit losses	Net carrying value	Gross unrealized gains	Gross unrealized losses	Fair value

At June 30, 2022
Held to maturity
Corporate debt	$67,200	$—	$67,200	$—	$(7,519)	$59,681
ABS(1)	574,228	—	574,228	—	(14,018)	560,210
Total fixed maturities, held to maturity	$641,428	$—	$641,428	$—	$(21,537)	$619,891

At December 31, 2021
Held to maturity
Corporate debt	$37,700	$—	$37,700	$18	$(146)	$37,572
ABS(1)	408,316	—	408,316	81	(936)	407,461
Total fixed maturities, held to maturity	$446,016	$—	$446,016	$99	$(1,082)	$445,033

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

At June 30, 2022, fixed maturities, held to maturity of $641 million (2021: $446 million) were presented net of an allowance for expected credit losses of $nil (2021: $nil).

The Company's ABS, held to maturity consist of CLO debt tranched securities. The Company uses a scenario-based approach to review its CLO debt portfolio and reviews subordination levels of these securities to determine their ability to absorb credit losses of the underlying collateral. If losses are forecast to be below the subordination level for a tranche held by the Company, the security is determined not to have a credit loss. At June 30, 2022, the allowance for credit losses expected to be recognized over the life of the Company's ABS, held to maturity was $nil.

To estimate expected credit losses for corporate debt securities, held to maturity, the Company's projected cash flows are primarily driven by assumptions regarding the severity of loss, which is a function of the probability of default and projected recovery rates. The Company's default and recovery rates are based on credit ratings, credit analysis and macroeconomic forecasts. At June 30, 2022, the allowance for credit losses expected to be recognized over the life of the Company's corporate debt, held to maturity was $nil.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
Equity Securities

The following table provides the cost and fair values of the Company's equity securities:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value

At June 30, 2022
Equity securities
Common stocks	$2,998	$434	$(454)	$2,978
Preferred stocks	115	—	(19)	96
Exchange-traded funds	242,992	71,393	(8,328)	306,057
Bond mutual funds	277,093	—	(64,063)	213,030
Total equity securities	$523,198	$71,827	$(72,864)	$522,161

At December 31, 2021
Equity securities
Common stocks	$1,264	$585	$(485)	$1,364
Preferred stocks	115	64	—	179
Exchange-traded funds	203,455	134,037	(677)	336,815
Bond mutual funds	324,030	544	(7,257)	317,317
Total equity securities	$528,864	$135,230	$(8,419)	$655,675

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

The table below provides the contractual maturities of fixed maturities classified as available for sale:

	Amortized cost	Fair value	% of Total fair value

At June 30, 2022
Maturity
Due in one year or less	$591,635	$584,080	5.1%
Due after one year through five years	4,913,936	4,654,847	41.2%
Due after five years through ten years	2,405,936	2,125,717	18.8%
Due after ten years	261,956	233,620	2.1%
	8,173,463	7,598,264	67.2%
Agency RMBS	1,082,381	1,019,124	9.0%
CMBS	1,143,767	1,083,040	9.6%
Non-agency RMBS	162,101	148,104	1.3%
ABS	1,524,417	1,456,150	12.9%
Total	$12,086,129	$11,304,682	100.0%

At December 31, 2021
Maturity
Due in one year or less	$503,716	$505,602	4.1%
Due after one year through five years	4,878,151	4,908,640	39.9%
Due after five years through ten years	2,478,542	2,488,478	20.2%
Due after ten years	277,756	279,056	2.3%
	8,138,165	8,181,776	66.5%
Agency RMBS	1,065,973	1,074,589	8.7%
CMBS	1,223,051	1,248,191	10.1%
Non-agency RMBS	185,854	186,164	1.5%
ABS	1,628,739	1,622,480	13.2%
Total	$12,241,782	$12,313,200	100.0%

ABS classified as held to maturity with a net carrying value of $574 million (2021: $408 million) do not have a single maturity date and cannot be allocated over several maturity groupings.

Corporate debt classified as held to maturity with a net carrying value of $63 million (2021: $34 million) is due between 3 years and 10 years and corporate debt classified as held to maturity with a net carrying value of $4 million (2021: $4 million) is due after ten years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
 Gross Unrealized Losses

The following table summarizes fixed maturities, available for sale in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

At June 30, 2022
Fixed maturities, available for sale
U.S. government and agency	$122,651	$(7,887)	$2,195,005	$(83,887)	$2,317,656	$(91,774)
Non-U.S. government	110,395	(4,730)	518,117	(45,980)	628,512	(50,710)
Corporate debt	292,790	(52,735)	3,811,687	(366,028)	4,104,477	(418,763)
Agency RMBS	83,182	(11,443)	848,929	(52,926)	932,111	(64,369)
CMBS	53,589	(7,560)	1,020,626	(53,212)	1,074,215	(60,772)
Non-agency RMBS	26,816	(3,089)	117,424	(11,253)	144,240	(14,342)
ABS	183,000	(14,795)	1,254,295	(53,783)	1,437,295	(68,578)
Municipals	4,416	(499)	143,714	(9,863)	148,130	(10,362)
Total fixed maturities, available for sale	$876,839	$(102,738)	$9,909,797	$(676,932)	$10,786,636	$(779,670)

At December 31, 2021
Fixed maturities, available for sale
U.S. government and agency	$101,776	$(4,852)	$2,014,880	$(15,795)	$2,116,656	$(20,647)
Non-U.S. government	11,011	(1,830)	463,498	(7,855)	474,509	(9,685)
Corporate debt	152,962	(6,542)	1,681,859	(31,570)	1,834,821	(38,112)
Agency RMBS	41,024	(1,678)	503,988	(7,103)	545,012	(8,781)
CMBS	30,128	(1,001)	347,515	(3,686)	377,643	(4,687)
Non-agency RMBS	4,481	(523)	109,937	(1,500)	114,418	(2,023)
ABS	43,466	(1,152)	1,040,363	(8,513)	1,083,829	(9,665)
Municipals	5,293	(137)	35,649	(509)	40,942	(646)
Total fixed maturities, available for sale	$390,141	$(17,715)	$6,197,689	$(76,531)	$6,587,830	$(94,246)

Fixed Maturities

At June 30, 2022, 4,683 fixed maturities (2021: 2,333) were in an unrealized loss position of $780 million (2021: $94 million), of which $112 million (2021: $8 million) was related to securities below investment grade or not rated.

At June 30, 2022, 596 fixed maturities (2021: 344) had been in a continuous unrealized loss position for twelve months or greater and had a fair value of $877 million (2021: $390 million).

The unrealized losses of $780 million (2021: $94 million) were due to non-credit factors and were expected to be recovered as the related securities approach maturity.

At June 30, 2022, the Company did not intend to sell the securities in an unrealized loss position and it is more likely than not that the Company will not be required to sell these securities before the anticipated recovery of their amortized costs.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
b) Mortgage Loans

The following table provides details of the Company's mortgage loans, held for investment:

	June 30, 2022		December 31, 2021
	Carrying value	% of Total	Carrying value	% of Total

Mortgage loans, held for investment:
Commercial	$656,112	100%	$594,088	100%
Total mortgage loans, held for investment	$656,112	100%	$594,088	100%

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

The Company has a high quality mortgage loan portfolio with a weighted average debt service coverage ratio of 2.5x (2021: 2.5x) and a weighted average loan-to-value ratio of 59% (2021: 60%). At June 30, 2022, there are no credit losses or past due amounts associated with the commercial mortgage loans held by the Company.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
c) Other Investments

The following table provides a summary of the Company's other investments, together with additional information relating to the liquidity of each category:

	Fair value	% of Total	Redemption frequency (if currently eligible)	Redemption notice period

At June 30, 2022
Long/short equity funds	$—	—%	n/a	n/a
Multi-strategy funds	44,653	5%	Quarterly	60-90 days
Direct lending funds	260,120	26%	Quarterly(1)	90 days
Private equity funds	266,412	27%	n/a	n/a
Real estate funds	289,811	30%	Quarterly(2), Annually(3)	45-90 days
CLO-Equities	4,808	—%	n/a	n/a
Other privately held investments	115,970	12%	n/a	n/a
Total other investments	$981,774	100%

At December 31, 2021
Long/short equity funds	$3,476	—%	Annually	60 days
Multi-strategy funds	56,012	6%	Quarterly	60-90 days
Direct lending funds	289,867	31%	Quarterly(1)	90 days
Private equity funds	249,974	26%	n/a	n/a
Real estate funds	238,222	25%	Quarterly(2)	45 days
CLO-Equities	5,910	1%	n/a	n/a
Other privately held investments	104,521	11%	n/a	n/a
Total other investments	$947,982	100%

n/a - not applicable
(1) Applies to one fund with a fair value of $44 million (2021: $47 million).
(2) Applies to one fund with a fair value of $74 million (2021: $73 million).
(3) Applies to one fund with a fair value of $28 million (2021: $nil).

Two common redemption restrictions which may impact the Company's ability to redeem hedge funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund's net assets which may otherwise hinder the general partner or investment manager's ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During the six months ended June 30, 2022 and 2021, neither of these restrictions impacted the Company's redemption requests. At June 30, 2022, there were no hedge fund holdings (2021: $3 million) where the Company is still within the lockup period.

At June 30, 2022, the Company had $26 million (2021: $23 million) of unfunded commitments as a limited partner in multi-strategy hedge funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until after the completion of the funds' investment term. These funds have investment terms ranging from two years to the dissolution of the underlying fund.

At June 30, 2022, the Company had $198 million (2021: $224 million) of unfunded commitments as a limited partner in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from four to ten years and the General Partners of certain funds have the option to extend the term by up to three years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
At June 30, 2022, the Company had $178 million (2021: $178 million) of unfunded commitments as a limited partner in private equity funds. The life of the funds is subject to the dissolution of the underlying funds. The Company expects the overall holding period to be over five years.
At June 30, 2022, the Company had $155 million (2021: $173 million) of unfunded commitments as a limited partner in real estate funds. These funds include an open-ended fund and funds with investment terms ranging from two years to the dissolution of the underlying fund.
During 2015, the Company made a $50 million commitment as a limited partner of a bank revolver opportunity fund. The fund has an investment term of seven years which expires in November 2022, and the General Partners have the option to extend the term by up to two years. At June 30, 2022, this commitment remains unfunded. It is not anticipated that the full amount of this fund will be drawn.

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

e) Net Investment Income

Net investment income was derived from the following sources:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Fixed maturities	$72,607	$61,244	$137,416	$130,714
Other investments	14,327	41,414	40,377	83,248
Equity securities	2,688	3,100	4,860	5,598
Mortgage loans	4,903	4,355	9,067	8,541
Cash and cash equivalents	3,679	617	4,797	2,953
Short-term investments	402	66	567	199
Gross investment income	98,606	110,796	197,084	231,253
Investment expenses	(6,392)	(6,124)	(13,515)	(12,417)
Net investment income	$92,214	$104,672	$183,569	$218,836

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
f) Net Investment Gains (Losses)

The following table provides an analysis of net investment gains (losses):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Gross realized investment gains
Fixed maturities and short-term investments	$1,127	$55,695	$11,549	$105,865
Equity securities	—	4,433	—	5,002
Gross realized investment gains	1,127	60,128	11,549	110,867
Gross realized investment losses
Fixed maturities and short-term investments	(87,601)	(8,868)	(150,747)	(28,237)
Equity securities	—	(27)	(224)	(116)
Gross realized investment losses	(87,601)	(8,895)	(150,971)	(28,353)
Change in allowance for expected credit losses	(6,911)	150	(6,981)	239
Impairment losses(1)	(473)	—	(582)	—
Change in fair value of investment derivatives(2)	4,822	(847)	7,063	901
Net unrealized gains (losses) on equity securities	(84,227)	22,757	(127,849)	19,282
Net investment gains (losses)	$(173,263)	$73,293	$(267,771)	$102,936

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
(2) Refer to Note 5 'Derivative Instruments'.

The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Balance at beginning of period	$383	$234	$313	$323
Expected credit losses on securities where credit losses were not previously recognized	6,899	1	6,908	64
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	14	(151)	92	(256)
Impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—	—	—
Securities sold/redeemed/matured	(2)	—	(19)	(47)
Balance at end of period	$7,294	$84	$7,294	$84

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The tables below present the financial instruments measured at fair value on a recurring basis for the periods indicated:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At June 30, 2022
Assets
Fixed maturities, available for sale
U.S. government and agency	$2,394,635	$43,674	$—	$—	$2,438,309
Non-U.S. government	—	654,720	—	—	654,720
Corporate debt	—	4,268,227	72,830	—	4,341,057
Agency RMBS	—	1,019,124	—	—	1,019,124
CMBS	—	1,083,040	—	—	1,083,040
Non-agency RMBS	—	148,104	—	—	148,104
ABS	—	1,456,150	—	—	1,456,150
Municipals	—	164,178	—	—	164,178
	2,394,635	8,837,217	72,830	—	11,304,682
Equity securities
Common stocks	2,978	—	—	—	2,978
Preferred stocks	96	—	—	—	96
Exchange-traded funds	306,057	—	—	—	306,057
Bond mutual funds	—	213,030	—	—	213,030
	309,131	213,030	—	—	522,161
Other investments
Hedge funds (1)	—	—	—	44,653	44,653
Direct lending funds	—	—	—	260,120	260,120
Private equity funds	—	—	—	266,412	266,412
Real estate funds	—	—	—	289,811	289,811
CLO-Equities	—	—	4,808	—	4,808
Other privately held investments	—	—	115,970	—	115,970
	—	—	120,778	860,996	981,774
Short-term investments	—	65,683	—	—	65,683
Other assets
Derivative instruments (refer to Note 5)	—	3,218	—	—	3,218
Total Assets	$2,703,766	$9,119,148	$193,608	$860,996	$12,877,518
Liabilities
Derivative instruments (refer to Note 5)	$—	$19,665	$4,708	$—	$24,373
Cash-settled awards (refer to Note 8)	—	3,796	—	—	3,796
Total Liabilities	$—	$23,461	$4,708	$—	$28,169

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

(1) Includes Long/short equity and Multi-strategy funds.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The following table quantifies the significant unobservable inputs used in estimating fair values at June 30, 2022 of investments classified as Level 3 in the fair value hierarchy:

	Asset / Liability - Fair value	Valuation technique	Unobservable input	Amount / Range	Weighted average

Other investments - CLO-Equities	$4,808	Discounted cash flow	Default rate	4.5%	4.5%
			Loss severity rate	50.0%	50.0%
			Collateral spread	3.0%	3.0%
			Estimated maturity date	6 years	6 years

Other investments - Other privately held investments	$17,408	Discounted cash flow	Discount rate	5.4%	5.4%
			Default rate	0.5%	0.5%
			Loss absorption yield	1.0%	1.0%
			Estimated maturity date	2-3 years	3 years

Derivatives - Other underwriting-related derivatives	$(4,708)	Discounted cash flow	Discount rate	3.0%	3.0%

Note: Fixed maturities of $73 million that are classified as Level 3 are excluded from the above table as these securities are priced using broker-dealer quotes. In addition, other privately held investments of $99 million that are classified as Level 3 are excluded from the above table as these investments are priced using capital statements received from investee companies.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The following table presents changes in Level 3 for financial instruments measured at fair value on a recurring basis:

	Opening balance	Transfers into Level 3	Transfers out of Level 3	Included in net income(1)	Included in OCI (2)	Purchases	Sales	Settlements/ distributions	Closing balance	Change in unrealized gains/(losses) (3)

Three months ended June 30, 2022
Fixed maturities, available for sale
Corporate debt	$60,890	$—	$—	$—	$(3,828)	$15,768	$—	$—	$72,830	$—
CMBS	—	—	—	—	—	—	—	—	—	—
ABS	—	—	—	—	—	—	—	—	—	—
	60,890	—	—	—	(3,828)	15,768	—	—	72,830	—
Other investments
CLO-Equities	4,881	—	—	803	—	—	—	(876)	4,808	803
Other privately held investments	115,474	—	—	(5,110)	—	7,606	—	(2,000)	115,970	(5,110)
	120,355	—	—	(4,307)	—	7,606	—	(2,876)	120,778	(4,307)
Total assets	$181,245	$—	$—	$(4,307)	$(3,828)	$23,374	$—	$(2,876)	$193,608	$(4,307)

Other liabilities
Derivative instruments	$5,074	$—	$—	$(366)	$—	$—	$—	$—	$4,708	$(366)
Total liabilities	$5,074	$—	$—	$(366)	$—	$—	$—	$—	$4,708	$(366)

Six months ended June 30, 2022
Fixed maturities, available for sale
Corporate debt	$42,894	$—	$—	$—	$(6,623)	$37,231	$—	$(672)	$72,830	$—
CMBS	—	—	—	—	—	—	—	—	—	—
ABS	—	—	—	—	—	—	—	—	—	—
	42,894	—	—	—	(6,623)	37,231	—	(672)	72,830	—
Other investments
CLO-Equities	5,910	—	—	1,675	—	—	—	(2,777)	4,808	1,675
Other privately held investments	104,521	—	—	(3,491)	—	16,940	—	(2,000)	115,970	(3,491)
	110,431	—	—	(1,816)	—	16,940	—	(4,777)	120,778	(1,816)
Total assets	$153,325	$—	$—	$(1,816)	$(6,623)	$54,171	$—	$(5,449)	$193,608	$(1,816)

Other liabilities
Derivative instruments	$5,630	$—	$—	$(922)	$—	$—	$—	$—	$4,708	$(922)
Total liabilities	$5,630	$—	$—	$(922)	$—	$—	$—	$—	$4,708	$(922)

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)

	Opening balance	Transfers into Level 3	Transfers out of Level 3	Included in net income(1)	Included in OCI(2)	Purchases	Sales	Settlements/ distributions	Closing balance	Change in unrealized gains/(losses)(3)

Three months ended June 30, 2021
Fixed maturities, available for sale
Corporate debt	$2,405	$7,000	$—	$—	$21	$13,300	$—	$—	$22,726	$—
CMBS	905	—	—	—	(2)	—	—	(903)	—	—
ABS	7,175	12,382	(7,004)	—	7	—	—	—	12,560	—
	10,485	19,382	(7,004)	—	26	13,300	—	(903)	35,286	—
Other investments
CLO-Equities	6,269	—	—	1,410	—	—	—	(677)	7,002	1,410
Other privately held investments	61,783	—	—	3	—	3,000	—	—	64,786	3
	68,052	—	—	1,413	—	3,000	—	(677)	71,788	1,413
Total assets	$78,537	$19,382	$(7,004)	$1,413	$26	$16,300	$—	$(1,580)	$107,074	$1,413

Other liabilities
Derivative instruments	$8,462	$—	$—	$(345)	$—	$—	$—	$—	$8,117	$(345)
Total liabilities	$8,462	$—	$—	$(345)	$—	$—	$—	$—	$8,117	$(345)

Six months ended June 30, 2021
Fixed maturities, available for sale
Corporate debt	$2,504	$7,000	$—	$—	$(78)	$13,300	$—	$—	$22,726	$—
CMBS	1,740	—	—	—	13	—	—	(1,753)	—	—
ABS	10,665	18,566	(16,207)	—	36	—	—	(500)	12,560	—
	14,909	25,566	(16,207)	—	(29)	13,300	—	(2,253)	35,286	—
Other investments
CLO-Equities	6,173	—	—	1,980	—	—	—	(1,151)	7,002	1,980
Other privately held investments	70,011	—	—	18,482	—	3,273	(26,980)	—	64,786	1,101
	76,184	—	—	20,462	—	3,273	(26,980)	(1,151)	71,788	3,081
Total assets	$91,093	$25,566	$(16,207)	$20,462	$(29)	$16,573	$(26,980)	$(3,404)	$107,074	$3,081

Other liabilities
Derivative instruments	$9,122	$—	$—	$(1,005)	$—	$—	$—	$—	$8,117	$(1,005)
Total liabilities	$9,122	$—	$—	$(1,005)	$—	$—	$—	$—	$8,117	$(1,005)

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
Transfers into Level 3 from Level 2

There were no transfers into Level 3 from Level 2 during the three and six months ended June 30, 2022. The transfers into Level 3 from Level 2 during the three and six months ended June 30, 2021 were primarily due to the lack of observable market inputs and multiple quotes from pricing vendors and broker-dealers for certain fixed maturities.

Transfers out of Level 3 into Level 2

There were no transfers out of Level 3 into Level 2 during the three and six months ended June 30, 2022. The transfers out of Level 3 into Level 2 during the three and six months ended June 30, 2021 were primarily due to the availability of observable market inputs and multiple quotes from pricing vendors for certain fixed maturities.

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

For hedge funds, direct lending funds, private equity funds and real estate funds, valuation statements are typically released on a reporting lag, therefore, the Company estimates the fair value of these funds by starting with the most recent fund valuations and adjusting for capital calls, redemptions, drawdowns and distributions. Return estimates are not available from the relevant fund managers for these funds, therefore the Company typically has a reporting lag in its fair value measurements of these funds. At June 30, 2022 and December 31, 2021 all funds measured at fair value using NAVs are reported generally on a one quarter lag.

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
At June 30, 2022, the carrying values of cash and cash equivalents including restricted amounts, accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated fair values due to their short maturities. As these financial instruments are not actively traded, their fair values are classified as Level 2.

At June 30, 2022, the Company's fixed maturities held to maturity, were recorded at amortized cost with a carrying value of $641 million (2021: $446 million) and a fair value of $620 million (2021: $445 million). The fair values of these securities are determined using a model which uses prepayment speeds and spreads sourced primarily from the new issue market. As the significant inputs used to price these securities are observable market inputs, their fair values are classified as Level 2.

At June 30, 2022, the carrying value of mortgage loans, held for investment, approximated fair value. The fair values of mortgage loans are primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk or are determined from pricing for similar loans. As mortgage loans are not actively traded, their fair values are classified as Level 3.

At June 30, 2022, the Company's debt was recorded at amortized cost with a carrying value of $1,312 million (2021: $1,311 million) and a fair value of $1,215 million (2021: $1,453 million). The fair value of the Company's debt is based on prices obtained from a third-party pricing service and is determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As the yields for the risk-free yield curve and the spreads are observable market inputs, the fair value of the Company's debt is classified as Level 2.

5.    DERIVATIVE INSTRUMENTS

The following table provides the balance sheet classifications of derivatives recorded at fair value:

	June 30, 2022			December 31, 2021
	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)

Relating to investment portfolio:
Foreign exchange forward contracts	$181,250	$2,074	$7	$184,187	$13	$1,463
Relating to underwriting portfolio:
Foreign exchange forward contracts	1,137,892	1,144	19,658	1,258,836	3,103	13,524
Other underwriting-related contracts	50,000	—	4,708	50,000	—	5,630
Total derivatives		$3,218	$24,373		$3,116	$20,617

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

The following table provides a reconciliation of gross derivative assets and liabilities to the net amounts presented in the consolidated balance sheets, with the difference being attributable to the impact of master netting agreements:

	June 30, 2022			December 31, 2021
	Gross amounts	Gross amounts offset	Net amounts(1)	Gross amounts	Gross amounts offset	Net amounts(1)

Derivative assets	$7,363	$(4,145)	$3,218	$9,047	$(5,931)	$3,116
Derivative liabilities	$28,518	$(4,145)	$24,373	$26,548	$(5,931)	$20,617

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.    DERIVATIVE INSTRUMENTS (CONTINUED)
The following table provides the total unrealized and realized gains (losses) recognized in net income for derivatives not designated as hedges:

	Consolidated statement of operations line item that includes gain (loss) recognized in net income	Three months ended June 30,		Six months ended June 30,
		2022	2021	2022	2021

Relating to investment portfolio:
Foreign exchange forward contracts	Net investment gains (losses)	$4,822	$(537)	$7,063	$1,212
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange gains (losses)	(31,146)	(604)	(59,122)	(26,660)
Other underwriting-related contracts	Other insurance related income (loss)	367	344	922	1,005
Total		$(25,957)	$(797)	$(51,137)	$(24,443)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES
Reserve Roll-Forward

The following table presents a reconciliation of the Company's beginning and ending gross reserve for losses and loss expenses and net reserve for unpaid losses and loss expenses:

	Six months ended June 30,
	2022	2021

Gross reserve for losses and loss expenses, beginning of period	$14,653,094	$13,926,766
Less reinsurance recoverable on unpaid losses and loss expenses, beginning of period	(5,017,611)	(4,496,641)
Net reserve for unpaid losses and loss expenses, beginning of period	9,635,483	9,430,125

Net incurred losses and loss expenses related to:
Current year	1,515,182	1,393,316
Prior years	(12,897)	(12,126)
	1,502,285	1,381,190

Net paid losses and loss expenses related to:
Current year	(120,713)	(109,482)
Prior years	(1,354,605)	(1,239,814)
	(1,475,318)	(1,349,296)

Foreign exchange and other	(272,994)	68,880

Net reserve for unpaid losses and loss expenses, end of period	9,389,456	9,530,899
Reinsurance recoverable on unpaid losses and loss expenses, end of period	5,008,583	4,626,454
Gross reserve for losses and loss expenses, end of period	$14,398,039	$14,157,353

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
The Company writes business with loss experience generally characterized as low frequency and high severity in nature, which can result in volatility in its financial results. During the six months ended June 30, 2022, the Company recognized catastrophe and weather-related losses, net of reinstatement premiums, of $127 million (2021: $139 million), including $30 million attributable to the Russia-Ukraine war.
At June 30, 2021, foreign exchange and other included a reduction in reinsurance recoverable on unpaid losses of $49 million related to the Reinsurance to Close of the 2018 year of account of Syndicate 2007.

Estimates for Significant Catastrophe Events

At June 30, 2022, net reserves for losses and loss expenses included estimated amounts for numerous catastrophe events. The magnitude and complexity of losses arising from certain of these events inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at estimated net reserves for losses and loss expenses. These events include the Russia-Ukraine war in 2022, Hurricane Ida, U.S. Winter Storms Uri and Viola and July European Floods in 2021, the COVID-19 pandemic, Hurricanes Laura, Sally, Zeta and Delta, the Midwest derecho and wildfires across the West Coast of the United States in 2020, Japanese Typhoons Hagibis, Faxai and Tapah, Hurricane Dorian and the Australia Wildfires in 2019 and Hurricanes Michael and Florence, California Wildfires and Typhoon Jebi in 2018. As a result, actual losses for these events may ultimately differ materially from current estimates.

Prior Year Reserve Development

The Company's net favorable prior year reserve development arises from changes to estimates of losses and loss expenses related to loss events that occurred in previous calendar years. The following table presents net prior year reserve development by segment:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)

Insurance	$2,773	$6,427	$9,838	$7,932
Reinsurance	1,167	381	3,059	4,194
Total	$3,940	$6,808	$12,897	$12,126

The following sections provide further details on net prior year reserve development by segment, reserving class and accident year:

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
Insurance Segment:

The following table maps lines of business to reserve classes and the expected claim tails:

Insurance segment
Reserve class and tail

	Property and other	Marine	Aviation	Credit and political risk	Professional lines	Liability

	Short	Short	Short/Medium	Medium	Medium	Long

Reported lines of business
Property	X
Marine		X
Terrorism	X
Aviation			X
Credit and political risk				X
Professional lines					X
Liability						X
Accident and health	X

Prior year reserve development by reserve class was as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)

Property and other	$1,388	$35,290	$13,080	$50,681
Marine	1,221	7,348	12,891	19,221
Aviation	1,705	4,808	4,685	5,844
Credit and political risk	4,287	4,055	5,182	(1,316)
Professional lines	5,433	(33,054)	(1,189)	(47,646)
Liability	(11,261)	(12,020)	(24,811)	(18,852)
Total	$2,773	$6,427	$9,838	$7,932

For the three months ended June 30, 2022, the Company recognized $3 million of net favorable prior year reserve development, the principal components of which were:
•$5 million of net favorable prior year reserve development on professional lines business primarily due to better than expected loss emergence within the U.S. commercial management solutions and Europe financial institutions books of business mainly related to the 2013 accident year and the U.S. financial institutions book of business mainly related to the 2017 and prior accident years, partially offset by reserve strengthening within the U.S. commercial management solutions and U.S. financial institutions books of business mainly related to the 2018 and 2019 accident years.
•$4 million of net favorable prior year reserve development on credit and political risk business primarily due to better than expected loss emergence mainly related to 2020 and 2021 accident years.
•$11 million of net adverse prior year reserve development on liability business primarily due to reserve strengthening within the program book of business mainly related to the 2017 through 2021 accident years and reserve strengthening within the U.S. primary casualty book of business mainly related to the 2015 and 2017 accident years.
For the three months ended June 30, 2021, the Company recognized $6 million of net favorable prior year reserve development, the principal components of which were:

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
•$35 million of net favorable prior year reserve development on property and other business primarily due to decreases in loss estimates attributable to specific claims related to the 2006 through 2012 accident years, better than expected loss emergence attributable to 2018 and 2020 catastrophe events, and the accident and health book of business mainly related to the 2019 and 2020 accident years.
•$7 million of net favorable prior year reserve development on marine business primarily due to better than expected loss emergence attributable to cargo and energy offshore books of business mainly related to the 2020 accident year and decreases in loss estimates attributable to specific claims related to the 2006 through 2012 accident years.
•$5 million of net favorable prior year reserve development on aviation business primarily due to better than expected loss emergence mainly related to the 2014 and 2020 accident years.
•$33 million of net adverse prior year reserve development on professional lines business primarily due to reserve strengthening within the International management liability solutions and financial institutions books of businesses mainly related to the 2018 accident year and the U.S. commercial management solutions book of business mainly related to the 2018 and 2019 accident years.
•$12 million of net adverse prior year reserve development on liability business primarily due to reserve strengthening within the program book of business mainly related to the 2018 and 2019 accident year.
For the six months ended June 30, 2022, we recognized $10 million of net favorable prior year reserve development, the principal components of which were:
•$13 million of net favorable prior year reserve development on property and other business primarily due to decreases in loss estimates attributable to specific large claims related to the 2017 accident year, and better than expected loss emergence attributable to 2018 catastrophe events, and the accident and health book of business mainly related to the 2021 accident year.
•$13 million of net favorable prior year reserve development on marine business primarily due to better than expected loss emergence attributable to the cargo and offshore energy books of business mainly related to the 2018 and 2021 accident years.
•$5 million of net favorable prior year reserve development on credit and political risk business primarily due to better than expected loss emergence mainly related to the 2017, 2020 and 2021 accident years.
•$5 million of net favorable prior year reserve development on aviation business primarily due to better than expected loss emergence mainly related to the 2021 accident year.
•$25 million of net adverse prior year reserve development on liability business primarily due to reserve strengthening within the program book of business mainly related to the 2017 through 2021 accident years and an increase in the loss estimate attributable to a specific large claim related to the 2017 accident year.
For the six months ended June 30, 2021, we recognized $8 million of net favorable prior year reserve development, the principal components of which were:
•$51 million of net favorable prior year reserve development on property and other business primarily due to decreases in loss estimates attributable to specific claims related to the 2006 through 2012 accident years and better than expected loss emergence attributable to the accident and health book of business mainly related to the 2019 and 2020 accident years.
•$19 million of net favorable prior year reserve development on marine business primarily due to better than expected loss emergence attributable to cargo and energy offshore books of business mainly related to the 2017 and 2020 accident years and decreases in loss estimates attributable to specific claims related to the 2006 through 2012 accident years.
•$6 million of net favorable prior year reserve development on aviation business primarily due to better than expected loss emergence mainly related to 2020 accident years.
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
•$19 million of net adverse prior year reserve development on liability business primarily due to reserve strengthening within the program book of business mainly related to the 2018 and 2019 accident year.

Reinsurance Segment:

The following table maps lines of business to reserve classes and the expected claim tails:

Reinsurance segment
Reserve class and tail

	Property and other	Credit and surety	Professional lines	Motor	Liability

	Short	Medium	Medium	Long	Long

Reported lines of business
Catastrophe	X
Property	X
Credit and surety		X
Professional lines			X
Motor				X
Liability					X
Engineering	X
Agriculture	X
Marine and aviation	X
Accident and health	X

Prior year reserve development by reserve class was as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)

Property and other	$6,547	$12,310	$31,333	$13,278
Credit and surety	3,583	(4,916)	11,046	(9,854)
Professional lines	(6,000)	(8,600)	(30,522)	(10,804)
Motor	3,860	12,946	2,130	30,086
Liability	(6,823)	(11,358)	(10,928)	$(18,512)
Total	$1,167	$381	$3,059	$4,194

For the three months ended June 30, 2022, the Company recognized $1 million of net favorable prior year reserve development, the principal components of which were:
•$7 million of net favorable prior year development on property and other business primarily due to better than expected loss emergence attributable to 2019 and 2020 catastrophe events, and the agriculture book of business mainly related to the 2021 accident year, partially offset by reserve strengthening attributable to 2021 catastrophe events.
•$4 million of net favorable prior year reserve development on credit and surety business primarily due to better than expected loss emergence mainly related to 2018 and 2020 accidents years.
•$4 million of net favorable prior year reserve development on motor business primarily due to better than expected loss emergence mainly related to 2018 and 2019 accidents years.
•$7 million of net adverse prior year development on liability business primarily due to an increase in the loss estimate attributable to a specific large claim related to the 2021 accident year.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
•$6 million of net adverse prior year development on professional lines business primarily due to reserve strengthening within the U.S. public D&O book of business related to 2015 through 2018 accident years, partially offset by better than expected loss emergence attributable to the U.S. and Europe non-proportional books of business related to several accident years.
For the three months ended June 30, 2021, the Company recognized $0.4 million of net favorable prior year reserve development, the principal components of which were:
•$13 million of net favorable prior year reserve development on motor business primarily due to proportional and non-proportional treaty business related to older accident years.
•$12 million of net favorable prior year development on property and other business primarily due to decreases in loss estimates attributable to specific claims related to the 2009, 2019 and 2020 accident years and better than expected loss emergence attributable to 2017, 2018 and 2019 catastrophe events.
•$11 million of net adverse prior year reserve development on liability business primarily due to reserve strengthening within the commercial auto liability book of business mainly related to the 2018 accident year.
•$9 million of net adverse prior year reserve development on professional lines business primarily due to reserve strengthening within the North America book of business mainly related to the 2018 and 2019 accident years
•$5 million of net adverse prior year reserve development on credit and surety business primarily due to reserve strengthening within the Europe and Latin America surety books of business mainly related to the 2015 through 2018 accident years.
For the six months ended June 30, 2022, we recognized $3 million of net favorable prior year reserve development, the principal components of which were:
•$31 million of net favorable prior year development on property and other business primarily due to better than expected loss emergence attributable to 2018 through 2021 catastrophe events, the agriculture book of business mainly related to the 2021 accident year, and a 2017 aggregate excess of loss treaty.
•$11 million of net favorable prior year reserve development on credit and surety business primarily due to better than expected loss emergence mainly related the 2016, 2018 and 2020 accidents years.
•$31 million of net adverse prior year development on professional lines business primarily due to increases in loss estimates attributable to one cedant related to the 2016 to 2018 accident years, and a specific large claim related to the 2017 accident year, and reserve strengthening within the U.S. public D&O book of business related to several accident years.
•$11 million of net adverse prior year development on liability business primarily due to increases in loss estimates attributable to specific large claims related to the 2018 and 2021 accident years.
For the six months ended June 30, 2021, we recognized $4 million of net favorable prior year reserve development, the principal components of which were:
•$30 million of net favorable prior year reserve development on motor business primarily due to proportional and non- proportional treaty business related to older accident years and the 2016 accident year.
•$13 million of net favorable prior year development on property and other business primarily due to decreases in the loss estimates attributable to specific claims related to the 2009, 2019 and 2020 accident years and better than expected loss emergence attributable to 2017, 2018 and 2019 catastrophe events.
•$19 million of net adverse prior year reserve development on liability business primarily due to an increase in the loss estimate attributable to a specific large claim related to the 2017 accident year and reserve strengthening within the commercial auto liability book of business related to the 2018 accident year.
•$11 million of net adverse prior year reserve development on professional lines business primarily due to reserve strengthening within the North America books of business mainly related to the 2017 and 2019 accident years.
•$10 million of net adverse prior year reserve development on credit and surety business primarily due to reserve strengthening within the Europe and Latin America surety books of business mainly related to the 2015 through 2018 accident years and an increase in the loss estimate attributable to a specific large claim mainly related to the 2020 accident year.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.    EARNINGS PER COMMON SHARE
The following table presents a comparison of earnings per common share and earnings per diluted common share:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Earnings per common share
Net income	$34,778	$235,473	$183,982	$358,770
Less: Preferred share dividends	7,563	7,563	15,125	15,125
Net income available to common shareholders	27,215	227,910	168,857	343,645
Weighted average common shares outstanding	85,173	84,764	85,068	84,640
Earnings per common share	$0.32	$2.69	$1.98	$4.06

Earnings per diluted common share
Net income available to common shareholders	$27,215	$227,910	$168,857	$343,645

Weighted average common shares outstanding	85,173	84,764	85,068	84,640
Share-based compensation plans	670	503	758	477
Weighted average diluted common shares outstanding	85,843	85,267	85,826	85,117

Earnings per diluted common share	$0.32	$2.67	$1.97	$4.04

Weighted average anti-dilutive shares excluded from the dilutive computation	146	445	567	1,071

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.    SHARE-BASED COMPENSATION (CONTINUED)

The following table provides details of the significant inputs used in the Monte Carlo simulation model:

Six months ended June 30,	2022	2021

Expected volatility	33.44%	32.99%
Expected term (in years)	3.0	3.0
Expected dividend yield	n/a	n/a
Risk-free interest rate	1.26%	0.17%

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.    SHARE-BASED COMPENSATION (CONTINUED)
Share-Settled Awards

The following table provides an activity summary of the Company's share-settled restricted stock units for the six months ended June 30, 2022:

	Share-Settled Performance Restricted Stock Units		Share-Settled Service Restricted Stock Units
	Number of restricted stock units	Weighted average grant date fair value	Number of restricted stock units	Weighted average grant date fair value

Non-vested restricted stock units - beginning of period	311	$54.75	2,062	$51.59
Granted	140	68.63	945	56.01
Vested	(100)	54.70	(665)	52.66
Forfeited	—	—	(146)	52.78
Non-vested restricted stock units - end of period	351	$60.15	2,196	$53.09

Cash-Settled awards

The following table provides an activity summary of the Company's cash-settled restricted stock units for the six months ended June 30, 2022:

Cash-Settled Service Restricted Stock Units
Number of restricted stock units

Non-vested restricted stock units - beginning of period	215
Granted	—
Vested	(139)
Forfeited	(7)
Non-vested restricted stock units - end of period	69

The following table provides additional information related to share-based compensation:

Six months ended June 30,	2022	2021

Share-based compensation expense(1)	$29,052	$25,080
Tax benefits associated with share-based compensation expense	$4,956	$4,075
Liability for cash-settled restricted stock units(2)	$3,796	$5,804
Fair value of restricted stock units vested(3)	$48,121	$41,671
Unrecognized share-based compensation expense	$106,007	$107,267
Expected weighted average period associated with the recognition of unrecognized share-based compensation expense	2.7 years	2.8 years

(1) Related to share-settled restricted stock units and cash-settled restricted stock units.
(2) Included in other liabilities in the consolidated balance sheets.
(3) Fair value is based on the closing price of the Company's common shares on the vest date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.    SHAREHOLDERS' EQUITY
The following table presents changes in common shares issued and outstanding:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Shares issued, balance at beginning of period	176,580	176,580	176,580	176,580
Shares issued	—	—	—	—
Total shares issued at end of period	176,580	176,580	176,580	176,580

Treasury shares, balance at beginning of period	(91,304)	(91,827)	(91,806)	(92,227)
Shares repurchased	(640)	(8)	(885)	(197)
Shares reissued	19	22	766	611
Total treasury shares at end of period	(91,925)	(91,813)	(91,925)	(91,813)

Total shares outstanding	84,655	84,767	84,655	84,767

Treasury Shares
The following table presents common shares repurchased from shares held in Treasury:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

In the open market:(1)
Total shares	634	—	634	—
Total cost	$34,987	$—	$34,987	$—
Average price per share(2)	$55.22	$—	$55.22	$—

From employees:(3)
Total shares	6	8	251	197
Total cost	$369	$439	$13,346	$9,819
Average price per share(2)	$60.02	$53.08	$53.10	$49.87

Total shares repurchased:
Total shares	640	8	885	197
Total cost	$35,356	$439	$48,333	$9,819
Average price per share(2)	$55.27	$53.08	$54.62	$49.87

(1) Shares are repurchased pursuant to the Company's Board-authorized share repurchase program announced in December 2021, effective January 1, 2022 through to December 31, 2022.
(2) Calculated using whole numbers.
(3)  Shares are repurchased from employees to facilitate the satisfaction of their personal withholding tax liabilities that arise on the vesting of share-settled restricted stock units.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.    SHAREHOLDERS' EQUITY (CONTINUED)
Dividends
The following table presents dividends declared and paid related to the Company's common and preferred shares:

	Per share data
	Dividends declared	Dividends paid in period of declaration	Dividends paid in period following declaration

Three months ended June 30, 2022
Common shares	$0.43	$—	$0.43
Series E preferred shares	$34.38	$—	$34.38

Three months ended June 30, 2021
Common shares	$0.42	$—	$0.42
Series E preferred shares	$34.38	$—	$34.38
Six months ended June 30, 2022
Common shares	$0.86	$0.43	$0.43
Series E preferred shares	$68.75	$34.38	$34.38
Six months ended June 30, 2021
Common shares	$0.84	$0.42	$0.42
Series E preferred shares	$68.75	$34.38	$34.38

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12.    OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the tax effects allocated to each component of other comprehensive income (loss):

	2022			2021
	Before tax amount	Income tax (expense) benefit	Net of tax amount	Before tax amount	Income tax (expense) benefit	Net of Tax Amount

Three months ended June 30,
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	$(482,284)	$20,338	$(461,946)	$56,694	$(5,821)	$50,873
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	(2,180)	141	(2,039)	(179)	—	(179)
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	93,813	(9,449)	84,364	(46,704)	3,984	(42,720)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(390,651)	11,030	(379,621)	9,811	(1,837)	7,974
Foreign currency translation adjustment	(6,193)	—	(6,193)	3,482	—	3,482
Total comprehensive income (loss), net of tax	$(396,844)	$11,030	$(385,814)	$13,293	$(1,837)	$11,456

Six months ended June 30,
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	$(987,265)	$85,494	$(901,771)	$(139,268)	$18,297	$(120,971)
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	(5,400)	233	(5,167)	(237)	—	(237)
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	146,729	(17,023)	129,706	(77,579)	5,978	(71,601)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(845,936)	68,704	(777,232)	(217,084)	24,275	(192,809)
Foreign currency translation adjustment	(3,418)	—	(3,418)	4,731	—	4,731
Total other comprehensive income (loss), net of tax	$(849,354)	$68,704	$(780,650)	$(212,353)	$24,275	$(188,078)

The following table presents details of amounts reclassified from accumulated other comprehensive income ("AOCI") to net income (loss):

		Amount reclassified from AOCI(1)
AOCI Components	Consolidated statement of operations line item that includes reclassification adjustment	Three months ended June 30,		Six months ended June 30,
		2022	2021	2022	2021

Unrealized gains (losses) on available for sale investments
	Other realized gains (losses)	$(93,340)	$46,704	$(146,147)	$77,579
	Impairment losses	(473)	—	(582)	—
	Total before tax	(93,813)	46,704	(146,729)	77,579
	Income tax (expense) benefit	9,449	(3,984)	17,023	(5,978)
	Net of tax	$(84,364)	$42,720	$(129,706)	$71,601

(1)     Amounts in parentheses are charges to net income (loss).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.    RELATED PARTY TRANSACTIONS

At June 30, 2022, the Company has invested $12 million in a Stone Point Credit Corporation bond.

At June 30, 2022, the Company has invested $9 million in co-investments with Gordon Brothers, an affiliate of Stone Point.

14.    REORGANIZATION EXPENSES

For the three and six months ended June 30, 2022, reorganization expenses were $16 million (2021: $nil), related to the Company's exit from property reinsurance business, part of an overall approach to reduce its exposure to volatile catastrophe risk.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2022 and 2021 and our financial condition at June 30, 2022 and December 31, 2021. This should be read in conjunction with Item 1 'Consolidated Financial Statements' of this report and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021. Tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

SECOND QUARTER 2022 FINANCIAL HIGHLIGHTS

Second Quarter 2022 Consolidated Results of Operations

•Net income available to common shareholders of $27 million, or $0.32 per common share, and $0.32 per diluted common share
•Operating income(1) of $149 million, or $1.74 per diluted common share(1)
•Gross premiums written of $2.1 billion
•Net premiums written of $1.3 billion
•Net premiums earned of $1.3 billion
•Pre-tax catastrophe and weather-related losses, net of reinsurance and reinstatement premiums, of $67 million (Insurance: $28 million and Reinsurance: $39 million), or 5.3 points, primarily attributable to South Africa floods, and the high frequency of small to mid-sized other weather-related events that occurred worldwide.
•Net favorable prior year reserve development of $4 million
•Underwriting income(2) of $117 million and combined ratio of 93.4%
•Net investment income of $92 million
•Net investment losses of $173 million
•Foreign exchange gains of $57 million
Second Quarter 2022 Consolidated Financial Condition
•Total cash and investments of $15.7 billion; fixed maturities, short-term investments, and cash and cash equivalents comprise 86% of total cash and investments and have an average credit rating of AA-
•Total assets of $27.6 billion
•Reserve for losses and loss expenses of $14.4 billion and reinsurance recoverable on unpaid and paid losses and loss expenses of $5.5 billion
•Debt of $1.3 billion and debt to total capital ratio(3) of 21.8%
•Total common shares repurchased were 0.6 million shares for $35 million.
•Common shareholders’ equity of $4.2 billion; book value per diluted common share of $47.62

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

OVERVIEW

Business Overview
AXIS Capital Holdings Limited ("AXIS Capital"), through its operating subsidiaries, is a global specialty underwriter and provider of insurance and reinsurance solutions with operations in Bermuda, the U.S., Europe, Singapore and Canada. Our underwriting operations are organized around our global underwriting platforms, AXIS Insurance and AXIS Re.
We provide our clients and distribution partners with a broad range of risk transfer products and services, and meaningful capacity, backed by excellent financial strength. We manage our portfolio holistically, aiming to construct the optimum portfolio of risks, consistent with our risk appetite and the development of our franchise. We nurture an ethical, entrepreneurial, disciplined and diverse culture that promotes outstanding client service, intelligent risk taking and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a global leader in specialty risks. The execution of our business strategy for the first six months of 2022 included the following:

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

Outlook

We are committed to leadership in specialty underwriting, where we have depth of talent and expertise. We believe our market positioning, underwriting expertise, best-in-class claims management capabilities and strong relationships with our distributors and clients will provide opportunities for increased profitability, with differences among our lines of business driven by our tactical response to market conditions.

Strong market conditions persist across virtually all insurance lines and geographies, even as we see rate deceleration in certain markets. The industry has observed rising loss cost trends and we expect rate improvement to continue as carriers assess pricing adequacy, portfolio construction, inflationary pressure and account preferences. In this market environment, we continue to focus on growth in lines of business and market segments that are adequately priced.

The reinsurance market is also experiencing improvements in rates, and terms and conditions. In light of 2021 marking the fifth consecutive year of challenging market loss events, carriers are aiming to reduce net volatility and increase profitability, and we anticipate the strongest market opportunities to be in specialty and casualty reinsurance lines.

We are encouraged by the pricing improvements we are seeing across most markets, that we expect will carry into 2023. Where prices deliver adequate profitability, we will look to grow within our risk and volatility guidelines. With a strengthened book of business, and growing footprint in attractive specialty markets that are seeing the most favorable conditions, we believe AXIS is well positioned to drive profitable growth within the current environment.

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

Underwriting

We are monitoring international sanctions which impact our global operations and were effective March 27, 2022. The impact on gross premiums written for the six months ended June 30, 2022 of the cancellation of policies with exposures to the Russia-Ukraine war was immaterial. We continue to evaluate opportunities to write business in the region, not including Russia or Ukraine risks, with terms as short as seven days.

We are also closely monitoring cash due from our customers and reinsurers, giving due consideration to the Russia-Ukraine war and associated international sanctions. At June 30, 2022, we considered the potential financial impact of Russia-Ukraine war when determining allowances for expected credit losses for insurance and reinsurance premium balances receivable and reinsurance recoverable balances on unpaid losses and loss expenses. Based on facts and circumstances at that time, we did not adjust allowances for expected credit losses at June 30, 2022. We will continue to monitor the appropriateness of allowances for expected credit losses as new information comes to light. Adjustments to allowances for expected credit losses in subsequent periods could be material.

Reserving

At June 30, 2022, estimated pre-tax catastrophe and weather-related losses attributable the Russia-Ukraine war remained unchanged from the March 31, 2022 at $30 million.

The estimate of net reserves for losses and loss expenses related to the Russia-Ukraine war is subject to significant uncertainty. This uncertainty is driven by the inherent difficulty in making assumptions around the impact of the Russia-Ukraine war due to the lack of comparable events, the ongoing nature of the event, and its far-reaching impacts.

While we believe the overall estimate of net reserves for losses and loss expenses is adequate for losses and loss adjustment expenses that have been incurred at June 30, 2022, based on current facts and circumstances, we will continue to monitor the appropriateness of our assumptions as new information comes to light and will adjust the estimate of net reserves for losses and loss adjustment expenses, as appropriate.

Actual losses for this event may ultimately differ materially from current estimates.

Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment' for further information

Investments

At June 30, 2022, we had no direct exposures to Russia or Ukraine within our investments portfolio.

Refer to Item 1A, 'Risk Factors' in our most recent Annual Report on Form 10-K for further information.

Recent Developments

On June 7, 2022, we announced the decision to exit property reinsurance business. This strategic initiative is part of an overall approach to reduce our exposure to volatile catastrophe risk. Reorganization expenses related to this strategic initiative for the three months ended June 30, 2022 of $16 million were mainly attributable to compensation-related costs associated with the termination of certain employees.

CONSOLIDATED RESULTS OF OPERATIONS

	Three months ended June 30,			Six months ended June 30,
	2022	% Change	2021	2022	% Change	2021

Underwriting revenues:
Gross premiums written	$2,113,483	9%	$1,941,186	$4,748,091	6%	$4,476,667
Net premiums written	1,316,847	9%	1,203,858	3,129,719	5%	2,982,744
Net premiums earned	1,277,052	10%	1,156,941	2,535,297	12%	2,260,663
Other insurance related income	2,213	(62%)	5,817	8,906	4%	8,598
Underwriting expenses:
Net losses and loss expenses	(769,587)	15%	(666,473)	(1,502,285)	9%	(1,381,190)
Acquisition costs	(257,582)	18%	(219,070)	(505,932)	16%	(437,941)
Underwriting-related general and administrative expenses(1)	(135,403)	5%	(128,961)	(280,499)	7%	(261,629)
Underwriting income(2)	116,693		148,254	255,487		188,501

Net investment income	92,214	(12%)	104,672	183,569	(16%)	218,836
Net investment gains (losses)	(173,263)	nm	73,293	(267,771)	nm	102,936
Corporate expenses(1)	(30,183)	(10%)	(33,491)	(54,128)	(9%)	(59,231)
Foreign exchange (losses) gains	57,000	nm	(19,602)	101,274	nm	(23,716)
Interest expense and financing costs	(15,241)	—%	(15,235)	(30,805)	—%	(30,806)
Reorganization expenses	(15,728)	nm	—	(15,728)	nm	—
Amortization of value of business acquired	—	nm	(1,028)	—	nm	(2,056)
Amortization of intangible assets	(2,729)	(18%)	(3,324)	(5,458)	(9%)	(6,013)
Income before income taxes and interest in income of equity method investments	28,763		253,539	166,440		388,451
Income tax (expense) benefit	4,965	nm	(27,865)	4,942	nm	(48,641)
Interest in income of equity method investments	1,050	(89%)	9,799	12,600	(34%)	18,960
Net income	34,778		235,473	183,982		358,770
Preferred share dividends	(7,563)	—%	(7,563)	(15,125)	—%	(15,125)
Net income available to common shareholders	$27,215		$227,910	$168,857		$343,645

nm – not meaningful is defined as a variance greater than +/-100%
(1)Underwriting-related general and administrative expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most comparable GAAP financial measure, also included corporate expenses of $30,183 and $33,491 for the three months ended June 30, 2022 and 2021, respectively, and $54,128 and $59,231 for the six months ended June 30, 2022 and 2021, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for further details on corporate expenses. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures Reconciliation' for further details.
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

Underwriting Revenues

Underwriting revenues by segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2022	% Change	2021	2022	% Change	2021

Gross premiums written:
Insurance	$1,469,622	16%	$1,268,472	$2,796,886	18%	$2,371,670
Reinsurance	643,861	(4%)	672,714	1,951,205	(7%)	2,104,997
Total gross premiums written	$2,113,483	9%	$1,941,186	$4,748,091	6%	$4,476,667

Percent of gross premiums ceded
Insurance	41%	(3 pts)	44%	39%	(1 pt)	40%
Reinsurance	31%	4 pts	27%	27%	2 pts	26%
Total percent of gross premiums ceded	38%	— pt	38%	34%	1 pt	33%

Net premiums written:
Insurance	$869,419	22%	$712,885	$1,713,332	21%	$1,420,699
Reinsurance	447,428	(9%)	490,973	1,416,387	(9%)	1,562,045
Total net premiums written	$1,316,847	9%	$1,203,858	$3,129,719	5%	$2,982,744

Net premiums earned:
Insurance	$768,724	22%	$631,675	$1,521,539	22%	$1,247,962
Reinsurance	508,328	(3%)	525,266	1,013,758	—%	1,012,701
Total net premiums earned	$1,277,052	10%	$1,156,941	$2,535,297	12%	$2,260,663

Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment' for further details on underwriting revenues.

Combined Ratio

The components of the combined ratio were as follows:

	Three months ended June 30,			Six months ended June 30,
	2022	% Point Change	2021	2022	% Point Change	2021

Current accident year loss ratio, excluding catastrophe and weather-related losses	55.3%	(0.4)	55.7%	54.7%	(0.7)	55.4%
Catastrophe and weather-related losses ratio	5.3%	2.8	2.5%	5.1%	(1.1)	6.2%
Current accident year loss ratio	60.6%	2.4	58.2%	59.8%	(1.8)	61.6%
Prior year reserve development ratio	(0.3%)	0.3	(0.6%)	(0.5%)	—	(0.5%)
Net losses and loss expenses ratio	60.3%	2.7	57.6%	59.3%	(1.8)	61.1%
Acquisition cost ratio	20.2%	1.3	18.9%	20.0%	0.6	19.4%
General and administrative expense ratio(1)	12.9%	(1.2)	14.1%	13.1%	(1.1)	14.2%
Combined ratio	93.4%	2.8	90.6%	92.4%	(2.3)	94.7%

(1) The general and administrative expense ratio included corporate expenses not allocated to underwriting segments of 2.4% and 2.9% for the three months ended June 30, 2022 and 2021, respectively, and 2.1% and 2.6% for the six months ended June 30, 2022 and 2021, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for further details.

Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment' for further details on underwriting expenses.

RESULTS BY SEGMENT

Insurance Segment

Results for the insurance segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2022	% Change	2021	2022	% Change	2021

Revenues:
Gross premiums written	$1,469,622	16%	$1,268,472	$2,796,886	18%	$2,371,670
Net premiums written	869,419	22%	712,885	1,713,332	21%	1,420,699
Net premiums earned	768,724	22%	631,675	1,521,539	22%	1,247,962
Other insurance related income	237	(57%)	552	319	(67%)	967

Expenses:
Current accident year net losses and loss expenses	(424,609)		(338,602)	(837,417)		(697,004)
Prior year reserve development	2,773		6,427	9,838		7,932
Acquisition costs	(144,732)		(106,963)	(283,543)		(224,642)
Underwriting-related general and administrative expenses	(108,577)		(99,569)	(222,527)		(202,872)

Underwriting income	$93,816		$93,520	$188,209		$132,343

Ratios:		% Point Change			% Point Change
Current accident year loss ratio, excluding catastrophe and weather-related losses	51.6%	(0.2)	51.8%	51.0%	(1.1)	52.1%
Catastrophe and weather-related losses ratio	3.6%	1.8	1.8%	4.0%	0.2	3.8%
Current accident year loss ratio	55.2%	1.6	53.6%	55.0%	(0.9)	55.9%
Prior year reserve development ratio	(0.3%)	0.7	(1.0%)	(0.6%)	0.1	(0.7%)
Net losses and loss expenses ratio	54.9%	2.3	52.6%	54.4%	(0.8)	55.2%
Acquisition cost ratio	18.8%	1.9	16.9%	18.6%	0.6	18.0%
Underwriting-related general and administrative expense ratio	14.1%	(1.7)	15.8%	14.7%	(1.6)	16.3%
Combined ratio	87.8%	2.5	85.3%	87.7%	(1.8)	89.5%

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended June 30,					Six months ended June 30,
	2022		2021		% Change	2022		2021		% Change

Property	$386,350	26%	$320,424	26%	21%	$671,287	25%	$582,210	25%	15%
Marine	126,952	9%	114,061	9%	11%	325,503	12%	302,009	13%	8%
Terrorism	14,179	1%	12,339	1%	15%	37,161	1%	32,083	1%	16%
Aviation	26,844	2%	29,742	2%	(10%)	52,811	2%	50,143	2%	5%
Credit and political risk	47,085	3%	43,140	3%	9%	94,584	3%	80,592	3%	17%
Professional lines	496,275	34%	463,763	37%	7%	932,141	33%	801,528	34%	16%
Liability	306,541	21%	241,522	19%	27%	559,703	20%	434,777	18%	29%
Accident and health	65,396	4%	43,481	3%	50%	123,696	4%	88,328	4%	40%
Total	$1,469,622	100%	$1,268,472	100%	16%	$2,796,886	100%	$2,371,670	100%	18%

Gross premiums written for the three months ended June 30, 2022 increased by $201 million, or 16% ($216 million, or 17%, on a constant currency basis(1)), compared to the three months ended June 30, 2021. The increase was primarily attributable to property, liability, professional lines, accident and health, and marine lines.

The increases in property, and liability lines were driven by new business and favorable rate changes. The increase in accident and health lines was due to new business and the timing of the receipt of monthly statements from managing general agents ("MGAs"). The increases in professional lines and marine lines were associated with favorable rate changes.

Gross premiums written for the six months ended June 30, 2022 increased by $425 million, or 18% ($446 million, or 19%, on a constant currency basis), compared to the six months ended June 30, 2021. The increase was primarily attributable to professional lines, liability, property, marine, accident and health, and credit and political risk lines driven by new business and favorable rate changes. The increase in accident and health was also due to the timing of the receipt of monthly statements from MGAs.

Ceded Premiums Written

Ceded premiums written for the three months ended June 30, 2022, was $600 million, or 41%, of gross premiums written, compared to $556 million, or 44%, of gross premiums written for the three months ended June 30, 2021. The increase in ceded premiums written of $45 million, or 8%, was primarily driven by increases in liability, and property lines.

The increases in liability, and property lines reflected the increase in gross premiums written for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase in property lines was also attributable to a new quota share treaty and to the restructuring of a significant existing quota share treaty.

Ceded premiums written for the six months ended June 30, 2022, was $1,084 million, or 39%, of gross premiums written, compared to $951 million, or 40%, of gross premiums written for the six months ended June 30, 2021. The increase in ceded premiums written of $133 million, or 14%, was primarily driven by increases in liability, property, and professional lines.

The increases in liability, property, and professional lines reflected the increase in gross premiums written for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase in property lines was also attributable to a new quota share treaty and to the restructuring of a significant existing quota share treaty.

(1) Amounts presented on a constant currency basis are non-GAAP financial measures as defined in Item 10 (e) of SEC Regulation S-K. The constant currency basis is calculated by applying the average foreign exchange rate from the current year to the prior year balance.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended June 30,					Six months ended June 30,
	2022		2021		% Change	2022		2021		% Change

Property	$180,290	23%	$155,803	24%	16%	$347,966	23%	$316,903	25%	10%
Marine	92,720	12%	86,483	13%	7%	187,632	12%	171,873	14%	9%
Terrorism	10,429	1%	10,972	2%	(5%)	22,906	2%	24,752	2%	(7%)
Aviation	21,007	3%	23,407	4%	(10%)	43,787	3%	41,128	3%	6%
Credit and political risk	24,069	3%	22,770	4%	6%	49,491	3%	43,770	4%	13%
Professional lines	275,661	36%	212,000	33%	30%	558,499	37%	415,275	33%	34%
Liability	113,730	15%	85,414	14%	33%	218,907	14%	163,241	13%	34%
Accident and health	50,818	7%	34,826	6%	46%	92,351	6%	71,020	6%	30%
Total	$768,724	100%	$631,675	100%	22%	$1,521,539	100%	$1,247,962	100%	22%

Net premiums earned for the three months ended June 30, 2022 increased by $137 million, or 22%, compared to the three months ended June 30, 2021. The increase was primarily driven by increases in gross premiums earned in professional lines, liability, property, and accident and health lines, partially offset by increases in ceded premiums earned in liability, professional lines, and property lines.

Net premiums earned for the six months ended June 30, 2022 increased by $274 million, or 22%, compared to the six months ended June 30, 2021. The increase was primarily driven by increases in gross premiums earned in professional lines, liability, property, marine, and accident and health lines, partially offset by increases in ceded premiums earned in professional lines, liability, and property lines.

Loss Ratio

The components of the loss ratio were as follows:

	Three months ended June 30,			Six months ended June 30,
	2022	% Point Change	2021	2022	% Point Change	2021

Current accident year loss ratio	55.2%	1.6	53.6%	55.0%	(0.9)	55.9%
Prior year reserve development ratio	(0.3%)	0.7	(1.0%)	(0.6%)	0.1	(0.7%)
Loss ratio	54.9%	2.3	52.6%	54.4%	(0.8)	55.2%

Current Accident Year Loss Ratio

The current accident year loss ratio increased to 55.2% for the three months ended June 30, 2022, from 53.6% for the three months ended June 30, 2021. The increase in current accident year loss ratio for three months ended June 30, 2022, compared to the same period in 2021, was impacted by a higher level of catastrophe and weather-related losses. During the three months ended June 30, 2022, catastrophe and weather-related losses, were $28 million, or 3.6 points, primarily attributable to South Africa floods, and the high frequency of small to mid-sized other weather-related events that occurred worldwide. Comparatively, during the three months ended June 30, 2021, catastrophe and weather-related losses were $11 million, or 1.8 points.

The current accident year loss ratio decreased to 55.0% for the six months ended June 30, 2022, from 55.9% for the six months ended June 30, 2021. During the six months ended June 30, 2022, catastrophe and weather-related losses were $61 million, or 4.0 points, including $16 million attributable to the Russia-Ukraine war. The remaining losses of $44 million for the six months ended June 30, 2022, were primarily attributable to Eastern Australia floods, South Africa floods, and the high frequency of small to mid-sized other weather-related events that occurred worldwide. Comparatively, during the six months ended June 30, 2021, catastrophe and weather-related losses were $47 million or 3.8 points.

After adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio decreased to 51.6% for the three months ended June 30, 2022, from 51.8% for the three months ended June 30, 2021. The decrease in the current accident year loss ratio, after adjusting for the impact of the catastrophe and weather-related losses was principally due to the impact of favorable pricing over loss trends in most lines of business, partially offset by changes in business mix associated with the increase in professional lines and liability business written in recent periods.

After adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio decreased to 51.0% for the six months ended June 30, 2022, from 52.1% for the six months ended June 30, 2021. The decrease in the current accident year loss ratio, after adjusting for the impact of the catastrophe and weather-related losses was principally due to the impact of favorable pricing over loss trends in most lines of business, partially offset by changes in business mix associated with the increase in professional lines and liability business written in recent periods.

Prior Year Reserve Development

Refer to Item 1, Note 6 to the Consolidated Financial Statements 'Reserve for losses and loss expenses' for details on the reserve classes, the expected claims tails and prior year development.

Acquisition Cost Ratio

The acquisition cost ratio increased to 18.8% for the three months ended June 30, 2022, from 16.9% for the three months ended June 30, 2021, primarily related to prior year premium and acquisition cost adjustments.

The acquisition cost ratio increased to 18.6% for the six months ended June 30, 2022, from 18.0% for the six months ended June 30, 2021, primarily related to prior year premium and acquisition cost adjustments.

Underwriting-Related General and Administrative Expense Ratio

The underwriting-related general and administrative expense ratio decreased to 14.1% and 14.7% for the three and six months ended June 30, 2022, respectively, from 15.8% and 16.3% for the three and six months ended June 30, 2021, respectively, mainly driven by an increase in net premiums earned, partially offset by an increase in personnel costs, and travel costs.

Reinsurance Segment

Results from the reinsurance segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2022	% Change	2021	2022	% Change	2021

Revenues:
Gross premiums written	$643,861	(4%)	$672,714	$1,951,205	(7%)	$2,104,997
Net premiums written	447,428	(9%)	490,973	1,416,387	(9%)	1,562,045
Net premiums earned	508,328	(3%)	525,266	1,013,758	—%	1,012,701
Other insurance related income	1,976	(62%)	5,265	8,587	13%	7,631

Expenses:
Current accident year net losses and loss expenses	(348,918)		(334,679)	(677,765)		(696,312)
Prior year reserve development	1,167		381	3,059		4,194
Acquisition costs	(112,850)		(112,107)	(222,389)		(213,299)
Underwriting-related general and administrative expenses	(26,826)		(29,392)	(57,972)		(58,757)

Underwriting income	$22,877		$54,734	$67,278		$56,158
Ratios:		% Point Change			% Point Change
Current accident year loss ratio, excluding catastrophe and weather-related losses	60.9%	0.5	60.4%	60.3%	0.8	59.5%
Catastrophe and weather-related losses ratio	7.7%	4.4	3.3%	6.6%	(2.7)	9.3%
Current accident year loss ratio	68.6%	4.9	63.7%	66.9%	(1.9)	68.8%
Prior year reserve development ratio	(0.2%)	(0.1)	(0.1%)	(0.3%)	0.2	(0.5%)
Net losses and loss expenses ratio	68.4%	4.8	63.6%	66.6%	(1.7)	68.3%
Acquisition cost ratio	22.2%	0.9	21.3%	21.9%	0.8	21.1%
Underwriting-related general and administrative expense ratio	5.3%	(0.4)	5.7%	5.7%	(0.1)	5.8%
Combined ratio	95.9%	5.3	90.6%	94.2%	(1.0)	95.2%

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended June 30,					Six months ended June 30,
	2022		2021		% Change	2022		2021		% Change

Catastrophe	$62,077	8%	$133,089	18%	(53%)	$200,473	10%	$384,045	18%	(48%)
Property	20,386	3%	44,325	7%	(54%)	96,709	5%	170,780	8%	(43%)
Credit and surety	76,872	12%	37,413	6%	nm	180,748	9%	120,634	6%	50%
Professional lines	173,056	27%	148,398	22%	17%	306,635	16%	279,653	13%	10%
Motor	35,814	6%	39,781	6%	(10%)	187,528	10%	263,304	13%	(29%)
Liability	190,072	30%	182,688	27%	4%	474,420	24%	451,889	21%	5%
Engineering	444	—%	(2,502)	—%	nm	10,509	1%	(4,930)	—%	nm
Agriculture	49,971	8%	46,874	7%	7%	77,796	4%	63,314	3%	23%
Marine and aviation	25,198	4%	25,714	4%	(2%)	75,684	4%	58,056	3%	30%
Accident and health	9,971	2%	16,934	3%	(41%)	340,703	17%	318,252	15%	7%
Total	$643,861	100%	$672,714	100%	(4%)	$1,951,205	100%	$2,104,997	100%	(7%)

nm – not meaningful

Gross premiums written for the three months ended June 30, 2022, decreased by $29 million, or 4% ($17 million, or 3%, on a constant currency basis), compared to the three months ended June 30, 2021. The decrease was primarily attributable to catastrophe, property, and accident and health lines, partially offset by increases in credit and surety, professional lines and liability lines.

The decreases in catastrophe and property lines were largely driven by non-renewals and decreased line sizes on several contracts associated with repositioning the portfolio. The decrease in accident and health lines was due to prior year premium adjustments and the timing of the renewal of a significant contract.

The increases in credit and surety, and liability lines were driven by new business. In addition, the increase in liability lines was due to favorable market conditions. The increase in professional lines was attributable to favorable market conditions, increased line sizes on several contracts and the timing of the renewal of several contracts.

Gross premiums written for the six months ended June 30, 2022, decreased by $154 million or 7% ($112 million, or 5%, on a constant currency basis), compared to the six months ended June 30, 2021. The decrease was primarily attributable to catastrophe, motor and property lines, partially offset by increases in credit and surety, professional lines, liability and accident and health lines.

The decreases in catastrophe, motor and property lines were largely driven by non-renewals and decreased line sizes on several contracts associated with repositioning the portfolio. The decrease in motor lines was also due to the timing of the renewals of significant contracts.

The increases in credit and surety, professional lines, accident and health, liability, and agriculture lines were driven by new business. The increase in credit and surety lines was also due to prior year premium adjustments related to significant contracts. The increases in professional lines and liability lines were also due to favorable market conditions. In addition, the increase in professional lines was attributable to increased line sizes on several contracts. The increase in engineering lines was associated with premium adjustments related to significant contracts. The increase in marine and aviation lines was attributable to new marine business.

Ceded Premiums Written

Ceded premiums written for the three months ended June 30, 2022, was $196 million, or 31%, of gross premiums written, compared to $182 million, or 27%, of gross premiums written for the three months ended June 30, 2021.

The increase in ceded premiums written of $15 million, or 8%, was primarily driven by increases in professional lines, and credit and surety lines, partially offset by a decrease in catastrophe lines.

The increase in professional lines was attributable to premiums ceded to new quota share retrocessional treaties and the restructuring of a significant quota share retrocessional treaty with a strategic capital partner. The increase in credit and surety lines reflected the increase in gross premiums written for the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

The decrease in catastrophe lines reflected the decrease in gross premiums written for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, partially offset by an increase in premiums ceded to strategic capital partners due to the restructuring of several quota share retrocessional treaties.

Ceded premiums written for the six months ended June 30, 2022, was $535 million, or 27%, of gross premiums written, compared to $543 million, or 26%, of gross premiums written for the six months ended June 30, 2021.

The decrease in ceded premiums written of $8 million, or 2%, was primarily driven by decreases in catastrophe, and marine and aviation lines, partially offset by increases in professional lines, credit and surety, motor and liability lines.

The decrease in catastrophe lines reflected the decrease in gross premiums written for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, partially offset by an increase in premiums ceded to strategic capital partners due to the restructuring of several quota share retrocessional treaties. The decrease in marine and aviation lines was attributable to the timing of the renewal of a significant excess of loss retrocessional treaty.

The increase in professional lines was due to premiums ceded to new quota share retrocessional treaties with a strategic capital partner and the restructuring of significant quota share retrocessional treaties. The increase in credit and surety lines was attributable to premium adjustments and the restructuring of an existing significant quota share retrocessional treaty. The increases in motor and liability lines were associated with the restructuring of several significant quota share retrocessional treaties.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended June 30,					Six months ended June 30,
	2022		2021		% Change	2022		2021		% Change

Catastrophe	$44,071	9%	$60,738	12%	(27%)	$99,180	9%	$141,520	14%	(30%)
Property	36,736	7%	63,252	12%	(42%)	76,641	8%	118,588	12%	(35%)
Credit and surety	48,750	10%	37,539	7%	30%	93,200	9%	72,972	7%	28%
Professional lines	62,702	12%	61,506	12%	2%	119,069	12%	112,353	11%	6%
Motor	50,611	10%	68,050	13%	(26%)	100,628	10%	123,002	12%	(18%)
Liability	124,909	25%	107,080	20%	17%	234,680	23%	199,119	20%	18%
Engineering	6,400	1%	6,297	1%	2%	20,414	2%	13,440	1%	52%
Agriculture	21,825	4%	16,985	3%	28%	43,952	4%	32,299	3%	36%
Marine and aviation	19,959	4%	14,399	3%	39%	38,065	4%	25,631	3%	49%
Accident and health	92,365	18%	89,420	17%	3%	187,929	19%	173,777	17%	8%
Total	$508,328	100%	$525,266	100%	(3%)	$1,013,758	100%	$1,012,701	100%	—%

Net premiums earned for the three months ended June 30, 2022, decreased by $17 million, or 3% ($33 million, or 6%, on a constant currency basis), compared to the three months ended June 30, 2021. The decrease was primarily driven by decreases in gross premiums earned in catastrophe, property, and motor lines, partially offset by a decrease in ceded premiums earned in catastrophe lines and increases in gross premiums earned in liability, and credit and surety lines.

Net premiums earned for the six months ended June 30, 2022, increased by $1 million (decreased by $22 million, or 2%, on a constant currency basis), compared to the six months ended June 30, 2021. The increase was primarily driven by increases in gross premiums earned in liability, credit and surety, and accident and health lines, and a decrease in ceded premiums earned in catastrophe lines, partially offset by decreases in gross premiums earned in catastrophe, property, and motor lines.

Other Insurance Related Income (Loss)

Other insurance related income of $2 million and $9 million for the three and six months ended June 30, 2022, respectively, compared to $5 million and $8 million for the three and six months ended June 30, 2021, respectively, was primarily associated with fees related to arrangements with strategic capital partners.

Loss Ratio

The components of the loss ratio were as follows:

	Three months ended June 30,			Six months ended June 30,
	2022	% Point Change	2021	2022	% Point Change	2021

Current accident year loss ratio	68.6%	4.9	63.7%	66.9%	(1.9)	68.8%
Prior year reserve development ratio	(0.2%)	(0.1)	(0.1%)	(0.3%)	0.2	(0.5%)
Loss ratio	68.4%	4.8	63.6%	66.6%	(1.7)	68.3%

Current Accident Year Loss Ratio

The current accident year loss ratio increased to 68.6% for the three months ended June 30, 2022 from 63.7% for the three months ended June 30, 2021. The current accident year loss ratio for three months ended June 30, 2022, compared to the same period in 2021, was impacted by a higher level of catastrophe and weather-related losses. During the three months ended June 30, 2022, catastrophe and weather-related losses, were $39 million, or 7.7 points, primarily attributable to South Africa floods and the high frequency of small to mid-sized other weather-related events that occurred worldwide. Comparatively, during the three months ended June 30, 2021, catastrophe and weather-related losses, were $17 million, or 3.3 points.

The current accident year loss ratio decreased to 66.9% for the six months ended June 30, 2022 from 68.8% for the six months ended June 30, 2021. The current accident year loss ratio for six months ended June 30, 2022, compared to the same period in 2021, was impacted by a lower level of catastrophe and weather-related losses. During the six months ended June 30, 2022, catastrophe and weather-related losses, were $66 million, or 6.6 points, including $13 million attributable to the Russia-Ukraine war. The remaining losses of $53 million for the six months ended June 30, 2022,were primarily attributable South Africa floods and the high frequency of small to mid-sized other weather-related events that occurred worldwide. Comparatively, during the six months ended June 30, 2021, catastrophe and weather-related losses, were $92 million or 9.3 points.

After adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio increased to 60.9% for the three months ended June 30, 2022, from 60.4% for the three months ended June 30, 2021. The increase in the current accident year loss ratio after adjusting for the impact of catastrophe and weather-related losses was due changes in business mix driven by the decrease in catastrophe business written in recent periods, partially offset by the impact of favorable pricing over loss trends.

After adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio increased to 60.3% for the six months ended June 30, 2022, from 59.5% for the six months ended June 30, 2021. The increase in the current accident year loss ratio after adjusting for the impact of catastrophe and weather-related losses was due changes in business mix driven by the decrease in catastrophe business written in recent periods, partially offset by the impact of favorable pricing over loss trends.

Prior Year Reserve Development

Refer to Item 1, Note 6 to the Consolidated Financial Statements 'Reserve for losses and loss expenses' for details on the reserve classes, the expected claims tails and prior year development.

Acquisition Cost Ratio

The acquisition cost ratio increased to 22.2% for the three months ended June 30, 2022, from 21.3% for the three months ended June 30, 2021, primarily related to changes in business mix driven by the decrease in property catastrophe business written in recent periods and adjustments attributable to loss-sensitive features driven by improved loss performance mainly in motor lines, partially offset by the impact of retrocessional contracts.

The acquisition cost ratio increased to 21.9% for the six months ended June 30, 2022, from 21.1% for the six months ended June 30, 2021, primarily related to changes in business mix driven by the decrease in property catastrophe business written in recent periods, higher costs associated with certain lines of business largely due to more proportional business being written in the current year and adjustments attributable to loss-sensitive features driven by improved loss performance mainly in accident and health lines, partially offset by the impact of retrocessional contracts.

Underwriting-Related General and Administrative Expense Ratio

The underwriting-related general and administrative expense decreased to 5.3% for the three months ended June 30, 2022, from 5.7% for the three months ended June 30, 2021, mainly driven by a decrease in personnel costs related to our exit from property reinsurance business and a decrease in office costs, partially offset by an increase in travel costs.

The underwriting-related general and administrative expense decreased to 5.7% for the six months ended June 30, 2022, from 5.8% for the six months ended June 30, 2021, mainly driven by a decrease in personnel costs related to our exit from property reinsurance business, an increase in fees related to arrangements with strategic capital partners and a decrease in office costs, largely offset by an increase in travel costs.

NET INVESTMENT INCOME AND NET INVESTMENT GAINS (LOSSES)

Net Investment Income

Net investment income from our cash and investment portfolio by major asset class was as follows:

	Three months ended June 30,			Six months ended June 30,
	2022	% Change	2021	2022	% Change	2021

Fixed maturities	$72,607	19%	$61,244	$137,416	5%	$130,714
Other investments	14,327	(65%)	41,414	40,377	(51%)	83,248
Equity securities	2,688	(13%)	3,100	4,860	(13%)	5,598
Mortgage loans	4,903	13%	4,355	9,067	6%	8,541
Cash and cash equivalents	3,679	nm	617	4,797	62%	2,953
Short-term investments	402	nm	66	567	nm	199
Gross investment income	98,606	(11%)	110,796	197,084	(15%)	231,253
Investment expense	(6,392)	4%	(6,124)	(13,515)	9%	(12,417)
Net investment income	$92,214	(12%)	$104,672	$183,569	(16%)	$218,836

Pre-tax yield:(1)
Fixed maturities	2.3%		2.0%	2.2%		2.2%

nm - not meaningful
(1) Pre-tax yield is calculated by dividing annualized net investment income by the average month-end amortized cost balances.

Fixed Maturities

Net investment income attributable to fixed maturities for the three and six months ended June 30, 2022, was $73 million and $137 million, respectively, compared to net investment income of $61 million and $131 million for the three and six months ended June 30, 2021, respectively. The increase for the three and six months ended June 30, 2022, compared to the same period in 2021, was due to higher yields.

Other Investments

Net investment income from other investments was as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Hedge, direct lending, private equity and real estate funds	$15,934	$39,678	$38,736	$62,451
Other privately held investments	(2,410)	64	(384)	18,543
CLO-Equities	803	1,672	2,025	2,254
Net investment income from other investments	$14,327	$41,414	$40,377	$83,248

Pre-tax return on other investments(1)	1.5%	5.0%	4.2%	10.3%

(1)The pre-tax return on other investments is calculated by dividing total net investment income from other investments (non-annualized) by the average month-end fair value balances held for the periods indicated.

Net investment income attributable to other investments for the three and six months ended June 30, 2022, was $14 million and $40 million, respectively, compared to net investment income of $41 million and $83 million, respectively, for the three and six months ended June 30, 2021. The decrease for the three and six months ended June 30, 2022, compared to the same period in 2021, was due to lower gains from direct lending and other privately held investments.

Net Investment Gains (Losses)

Net investment gains (losses) were as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

On sale of investments:
Fixed maturities and short-term investments	$(86,474)	$46,827	$(139,198)	$77,628
Equity securities	—	4,406	(224)	4,886
	(86,474)	51,233	(139,422)	82,514
Change in allowance for expected credit losses	(6,911)	150	(6,981)	239
Impairment losses (1)	(473)	—	(582)	—
Change in fair value of investment derivatives	4,822	(847)	7,063	901
Net unrealized gains (losses) on equity securities	(84,227)	22,757	(127,849)	19,282
Net investment gains (losses)	$(173,263)	$73,293	$(267,771)	$102,936

(1)Related to instances where we intend to sell securities, or it is more likely than not that we will be required to sell securities before their anticipated recovery.

Net investment losses for the three months ended June 30, 2022 were $173 million, compared to net investment gains of $73 million for the three months ended June 30, 2021. For the three months ended June 30, 2022, the net investment losses were primarily due to net realized losses on the sale of corporate debt, U.S government and Agency RMBS and net unrealized losses on equity securities. For the three months ended June 30, 2021, the net investment gains were primarily due to net realized gains on the sale of corporate debt and CMBS and net unrealized gains on equity securities.

Net investment losses for the six months ended June 30, 2022 were $268 million, compared to net investment gains of $103 million for the six months ended June 30, 2021. For the six months ended June 30, 2022, the net investment losses were primarily due to net realized losses on the sale of U.S government, corporate debt and Agency RMBS and net unrealized losses on equity securities. For the six months ended June 30, 2021, the net investment gains were primarily due to net realized gains on the sale of corporate debt and CMBS and net unrealized gains on equity securities.

On Sale of Investments

Generally, sales of individual securities occur when there are changes in the relative value, credit quality or duration of a particular issue. We may also sell securities to re-balance our investment portfolio in order to change exposure to particular asset classes or sectors.

Impairment Losses

The impairment losses for the three and six months ended June 30, 2022 were $0.5 million and $0.6 million, respectively, compared to impairment losses of $nil for the three and six months ended June 30, 2021.

Change in Fair Value of Investment Derivatives

From time to time, we economically hedge foreign exchange exposure with derivative contracts.

For the three and six months ended June 30, 2022, we recorded gains of $5 million and $7 million, respectively, related to foreign exchange contracts. For the three and six months ended June 30, 2021, we recorded losses of $1 million and gains of $1 million, respectively, related to foreign exchange contracts.

Total Return

Total return on cash and investments was as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Net investment income	$92,214	$104,672	$183,569	$218,836
Net investments gains (losses)	(173,263)	73,293	(267,771)	102,936
Change in net unrealized gains (losses) on fixed maturities (1)	(390,651)	9,811	(845,936)	(217,084)
Interest in income of equity method investments	1,050	9,799	12,600	18,960
Total	$(470,650)	$197,575	$(917,538)	$123,648

Average cash and investments(2)	$15,863,410	$15,864,451	$16,066,338	$15,817,566

Total return on average cash and investments, pre-tax:
Including investment related foreign exchange movements	(3.0%)	1.2%	(5.7%)	0.8%
Excluding investment related foreign exchange movements(3)	(2.5%)	1.2%	(5.1%)	0.8%

(1)Change in net unrealized gains (losses) on fixed maturities is calculated by taking net unrealized gains (losses) at period end less net unrealized gains (losses) at the prior period end.
(2)The average cash and investments balance is calculated by taking the average of the period end fair value balances.
(3)Pre-tax total return on cash and investments excluding foreign exchange movements is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to pre-tax total return on cash and investments, the most comparable GAAP financial measure, included foreign exchange (losses) gains of $(78) million and $7 million for the three months ended June 30, 2022 and 2021, respectively, and foreign exchange (losses) gains of $(106) million and $(5) million for the six months ended June 30, 2022 and 2021, respectively.

OTHER EXPENSES (REVENUES), NET

The following table provides a summary of other expenses (revenues), net:

	Three months ended June 30,			Six months ended June 30,
	2022	% Change	2021	2022	% Change	2021

Corporate expenses	$30,183	(10%)	$33,491	$54,128	(9%)	$59,231
Foreign exchange losses (gains)	(57,000)	nm	19,602	(101,274)	nm	23,716
Interest expense and financing costs	15,241	—%	15,235	30,805	—%	30,806
Income tax expense (benefit)	(4,965)	nm	27,865	(4,942)	nm	48,641
Total	$(16,541)		$96,193	$(21,283)		$162,394

nm – not meaningful

Corporate Expenses

Corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses decreased to 2.4% and 2.1% for the three and six months ended June 30, 2022, respectively, from to 2.9% and 2.6% for the three and six months ended June 30, 2021, respectively.

The decrease in corporate expenses for the three months ended June 30, 2022 was primarily related to a decrease in information technology costs.

The decrease in corporate expenses for the six months ended June 30, 2022 was primarily related to a decrease in information technology costs and professional fees, partially offset by an increase in travel costs.

Foreign Exchange Losses (Gains)

Some of our business is written in currencies other than the U.S. dollar.

Foreign exchange gains of $57 million for the three months ended June 30, 2022 were mainly driven by the impact of the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling and euro.

Foreign exchange gains of $101 million for the six months ended June 30, 2022 were mainly driven by the impact of the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling and euro.

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

Interest expense and financing costs were $15 million and $31 million for the three and six months ended June 30, 2022, respectively.

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

The tax benefit of $5 million for the three months ended June 30, 2022 was principally due to the generation of pre-tax losses in our European operations, partially offset by the generation of pre-tax income in our U.S. and U.K. operations.

The tax benefit of $5 million for the six months ended June 30, 2022 was principally due to the generation of pre-tax losses in our European operations together with the revaluation of net deferred tax assets and liabilities associated with the increase in the U.K. tax rate to 25% from 19%, effective 2023, partially offset by an income tax expense principally due to the generation of pre-tax income in our U.S. and U.K. operations.

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

FINANCIAL MEASURES

We believe the following financial indicators are important in evaluating performance and measuring the overall growth in value generated for common shareholders:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Annualized return on average common equity(1)	2.5%	19.3%	7.5%	14.3%
Annualized operating return on average common equity(2)	13.7%	14.4%	14.6%	10.6%
Book value per diluted common share(3)	$47.62	$55.50	$47.62	$55.50
Cash dividends declared per common share	$0.43	$0.42	$0.86	$0.84
Increase (decrease) in book value per diluted common share adjusted for dividends	$(3.92)	$2.89	$(6.17)	$2.08

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

The decrease in ROACE for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, was primarily driven by net investment losses, a decrease in underwriting income, reorganization expenses, and a decrease in net investment income, partially offset by foreign exchange gains and an income tax benefit. In addition, ROACE was impacted by a decrease in average common shareholder's equity.

The decrease in ROACE for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was primarily driven by net investment losses, a decrease in net investment income, and reorganization expenses, partially offset by foreign exchange gains, an increase in underwriting income and an income tax benefit. In addition, ROACE was impacted by a decrease in average common shareholder's equity.

Operating ROACE excludes the impact of net investment gains (losses), foreign exchange losses (gains), reorganization expenses, and interest in income (loss) of equity method investments.

The decrease in operating ROACE for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, was primarily driven by a decrease in underwriting income and net investment income, partially offset by an income tax benefit. In addition, operating ROACE was impacted by a decrease in average common shareholder's equity.

The increase in operating ROACE for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was primarily driven by an increase in underwriting income and an income tax benefit, partially offset by a decrease in net investment income and a decrease in average common shareholder's equity.

Book Value per Diluted Common Share

We consider book value per diluted common share to be an appropriate measure of returns to common shareholders, as we believe growth in book value on a diluted basis will ultimately translate into appreciation of our stock price.

During the three months ended June 30, 2022, book value per diluted common share decreased by 8% due to net unrealized investment losses reported in other comprehensive income (loss) and common dividends declared, partially offset by the net income generated in the period.

During the six months ended June 30, 2022, book value per diluted common share decreased by 15% due to net unrealized investment losses reported in other comprehensive income (loss) and common dividends declared, partially offset by net income generated in the period.

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

During the three months ended June 30, 2022, the decrease in total value of $3.92, or 8%, was driven by net unrealized losses reported in accumulated other comprehensive income (income), partially offset by the net income generated.

During the six months ended June 30, 2022, the decrease in total value of $6.17, or 13%, was driven by net unrealized losses reported in accumulated other comprehensive income (income), partially offset by the net income generated.

During the three months ended June 30, 2021, the increase in total value of $2.89, or 5%, was driven by net income generated in the period.

During the six months ended June 30, 2021, the increase in total value of $1.25 or 2%, was driven by net income generated in the period, partially offset by a decrease in unrealized gains reporting in accumulated other comprehensive income.

NON-GAAP FINANCIAL MEASURES RECONCILIATION

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Net income available to common shareholders	$27,215	$227,910	$168,857	$343,645
Net investment (gains) losses(1)	173,263	(73,293)	267,771	(102,936)
Foreign exchange losses (gains)(2)	(57,000)	19,602	(101,274)	23,716
Reorganization expenses(3)	15,728	—	15,728	—
Interest in income of equity method investments(4)	(1,050)	(9,799)	(12,600)	(18,960)
Income tax expense (benefit)	(9,165)	6,088	(9,663)	7,782
Operating income	$148,991	$170,508	$328,819	$253,247

Earnings per diluted common share	$0.32	$2.67	$1.97	$4.04
Net investment (gains) losses	2.02	(0.86)	3.12	(1.21)
Foreign exchange losses (gains)	(0.66)	0.23	(1.18)	0.28
Reorganization expenses	0.18	—	0.18	—
Interest in income of equity method investments	(0.01)	(0.11)	(0.15)	(0.22)
Income tax expense (benefit)	(0.11)	0.07	(0.11)	0.09
Operating income per diluted common share	$1.74	$2.00	$3.83	$2.98

Weighted average diluted common shares outstanding(5)	85,843	85,267	85,826	85,117

Average common shareholders' equity	$4,361,586	$4,733,075	$4,506,644	$4,792,727

Annualized return on average common equity	2.5%	19.3%	7.5%	14.3%

Annualized operating return on average common equity(6)	13.7%	14.4%	14.6%	10.6%

(1)Tax expense (benefit) of ($19,598) and $7,491 for the three months ended June 30, 2022 and 2021, respectively, and ($32,912) and $8,975 for the six months ended June 30, 2022 and 2021, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.
(2)Tax expense (benefit) of $12,132 and $(1,403) for the three months ended June 30, 2022 and 2021, respectively, and $24,948 and ($1,193) for the six months ended June 30, 2022 and 2021, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.
(3)Tax expense (benefit) of $(1,699) for the three and six months ended June 30, 2022. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.
(4)Tax expense (benefit) of $nil for the three and six months ended June 30, 2022 and 2021, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.
(5)Refer to Item 1, Note 7 to our Consolidated Financial Statements 'Earnings per Common Share' for further details.
(6)Annualized operating ROACE is a non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to the most comparable GAAP financial measure, annualized ROACE, is presented in the table above, and a discussion of the rationale for its presentation is provided below.

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

Reorganization expenses relate to our exit from property reinsurance business, part of an overall approach to reduce our exposure to volatile catastrophe risk, in the second quarter of 2022. Reorganization expenses are primarily driven by business decisions, the nature and timing of which are not related to the underwriting process, therefore, these expenses are excluded from consolidated underwriting income (loss).

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

Foreign exchange losses (gains) in our consolidated statements of operations primarily relate to the impact of foreign exchange rate movements on net insurance-related liabilities. In addition, we recognize unrealized foreign exchange losses (gains) on our equity securities and foreign exchange losses (gains) realized on the sale of our available for sale investments and equity securities in net investment gains (losses). We recognize unrealized foreign exchange losses (gains) on our available for sale investments in other comprehensive income (loss). These unrealized foreign exchange losses (gains) generally offset a large portion of the foreign exchange losses (gains) reported in net income (loss), thereby minimizing the impact of foreign exchange rate movements on total shareholders' equity. As a result, we believe that foreign exchange losses (gains) in our consolidated statements of operations in isolation are not a meaningful contributor to the performance of our business, therefore, foreign exchange losses (gains) are excluded from consolidated operating income (loss).

Reorganization expenses relate to the exit from property reinsurance business, part of an overall approach to reduce our exposure to volatile catastrophe risk, in the second quarter of 2022. Reorganization expenses are primarily driven by business decisions, the nature and timing of which are not related to the underwriting process, therefore, these expenses are excluded from operating income (loss).

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

CASH AND INVESTMENTS

Details of cash and investments are as follows:

	June 30, 2022	December 31, 2021
	Fair Value	Fair Value

Fixed maturities, available for sale	$11,304,682	$12,313,200
Fixed maturities, held to maturity(1)	619,891	445,033
Equity securities	522,161	655,675
Mortgage loans	656,112	594,088
Other investments	981,774	947,982
Equity method investments	158,893	146,293
Short-term investments	65,683	31,063
Total investments	$14,309,196	$15,133,334

Cash and cash equivalents(2)	$1,497,928	$1,317,690

(1)Presented at net carrying value of $641 million (2021: $446 million) in the consolidated balance sheets.
(2)Includes restricted cash and cash equivalents of $653 million and $473 million at June 30, 2022 and at December 31, 2021, respectively.

Overview

The fair value of total investments decreased by $824 million in the six months ended June 30, 2022, driven by the decrease in market value of fixed maturities due to the increase in yields and the widening of credit spreads.

An analysis of our investment portfolio by asset class is detailed below:

Fixed Maturities

Details of our fixed maturities portfolio are as follows:

	June 30, 2022		December 31, 2021
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$2,438,309	20%	$2,682,448	21%
Non-U.S. government	654,720	5%	795,178	6%
Corporate debt	4,400,738	38%	4,532,884	36%
Agency RMBS	1,019,124	9%	1,074,589	8%
CMBS	1,083,040	9%	1,248,191	10%
Non-agency RMBS	148,104	1%	186,164	1%
ABS	2,016,360	17%	2,029,941	16%
Municipals(1)	164,178	1%	208,838	2%
Total	$11,924,573	100%	$12,758,233	100%

Credit ratings:
U.S. government and agency	$2,438,309	20%	$2,682,448	21%
AAA(2)	4,183,875	35%	4,491,643	34%
AA	906,082	8%	981,837	8%
A	1,889,260	16%	1,917,006	15%
BBB	1,431,532	12%	1,595,285	13%
Below BBB(3)	1,075,515	9%	1,090,014	9%
Total	$11,924,573	100%	$12,758,233	100%

(1)Includes bonds issued by states, municipalities, and political subdivisions.
(2)Includes U.S. government-sponsored agencies, residential mortgage-backed securities ("RMBS") and commercial mortgage-backed securities ("CMBS").
(3)Non-investment grade and non-rated securities.

At June 30, 2022, fixed maturities had a weighted average credit rating of AA- (2021: AA-), a book yield of 2.4% (2021: 1.9%) and an average duration of 3.0 years (2021: 3.0 years). At June 30, 2022, fixed maturities together with short-term investments, and cash and cash equivalents (i.e. total investments of $13.5 billion), had an average credit rating of AA- (2021: AA-) and an average duration of 2.7 years (2021: 2.8 years).

At June 30, 2022, net unrealized losses on fixed maturities were $781 million, compared to net unrealized gains of $71 million at December 31, 2021, a decrease of $852 million due to the increase in yields and the widening of credit spreads.

Equity Securities

At June 30, 2022, net unrealized losses on equity securities were $1 million, compared to net unrealized gains of $127 million at December 31, 2021, a decrease of $128 million driven by the decline in market value of bond mutual funds and the decline in equity markets.

Mortgage Loans

At June 30, 2022, our investment in commercial mortgage loans was $656 million, compared to $594 million at December 31, 2021, an increase of $62 million. The commercial mortgage loans are high quality and collateralized by a variety of commercial properties and are diversified both geographically throughout the U.S. and by property type to reduce the risk of concentration. At June 30, 2022, there were no credit losses or past due amounts associated with our commercial mortgage loans portfolio.

Other Investments

Details of our other investments portfolio are as follows:

	June 30, 2022		December 31, 2021
	Fair Value	% of Total	Fair Value	% of Total

Hedge funds
Long/short equity funds	$—	—%	$3,476	—%
Multi-strategy funds	44,653	5%	56,012	6%
Total hedge funds	44,653	5%	59,488	6%

Direct lending funds	260,120	26%	289,867	31%
Private equity funds	266,412	27%	249,974	26%
Real estate funds	289,811	30%	238,222	25%
Total hedge, direct lending, private equity and real estate funds	860,996	88%	837,551	88%

CLO-Equities	4,808	—%	5,910	1%
Other privately held investments	115,970	12%	104,521	11%
Total other investments	$981,774	100%	$947,982	100%

Refer to Note 3(c) to the Consolidated Financial Statements 'Investments'.

Equity Method Investments

In our consolidated results, our ownership interest in Harrington is reported in interest in income of equity method investments. Interest in income of equity method investments of $1 million and $13 million, for the three and six months ended June 30, 2022, respectively, compared to $10 million and $19 million for the three and six months ended June 30, 2021, respectively, was attributable to positive investment returns realized by Harrington.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the ‘Liquidity and Capital Resources’ section included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 for a general discussion of liquidity and capital resources.

The following table summarizes consolidated capital:

	June 30, 2022	December 31, 2021

Debt	$1,311,637	$1,310,975

Preferred shares	550,000	550,000
Common equity	4,152,631	4,860,656
Shareholders’ equity	4,702,631	5,410,656
Total capital	$6,014,268	$6,721,631

Ratio of debt to total capital	21.8%	19.5%
Ratio of debt and preferred equity to total capital	31.0%	27.7%

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
Common Equity
During the six months ended June 30, 2022, common equity decreased by $708 million. The following table reconciles opening and closing common equity positions:

Six months ended June 30,	2022

Common equity - opening	$4,860,656
Share-based compensation expense	25,478
Change in unrealized gains (losses) on available for sale investments, net of tax	(777,232)
Foreign currency translation adjustment	(3,418)
Net income (loss)	183,982
Preferred share dividends	(15,125)
Common share dividends	(74,922)
Treasury shares repurchased	(48,333)
Treasury shares reissued	1,545
Common equity - closing	$4,152,631

During the six months ended June 30, 2022, we repurchased 885,000 common shares for a total of $48 million, including $35 million repurchased pursuant to our Board-authorized share repurchase program and $13 million from employees to facilitate the satisfaction of their personal withholding tax liabilities that arise on the vesting of share-settled restricted stock units granted under our 2017 Long-Term Equity Compensation Plans.
At June 30, 2022, we had $65 million of remaining authorization under our Board-authorized share repurchase program for common share repurchases through December 31, 2022 (refer to Part II, Item 2 'Unregistered Sales of Equity Securities and Use of Proceeds' for further details).

We expect cash flows generated from operations, combined with liquidity provided by our investment portfolio, will be sufficient to cover cash outflows and other contractual commitments through the foreseeable future.
Financial Strength Ratings
On May 31, 2022, Moody's Investors Service revised its outlook from negative to stable due to improved core underwriting profitability and reduced catastrophe risk exposure.
On July 20, 2022, Standard and Poor's revised its outlook from negative to stable due to improved underwriting performance and reduced prospective earnings volatility as a result of our exit from property and property catastrophe reinsurance lines.

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

RECENT ACCOUNTING PRONOUNCEMENTS

At June 30, 2022, there were no recently issued accounting pronouncements that we have not yet adopted that we expect could have a material impact on our results of operations, financial condition or liquidity.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to this item since December 31, 2021, with the exception of the changes in exposure to foreign currency risk presented below.

Foreign Currency Risk
The table below provides a sensitivity analysis of total net foreign currency exposures:

	AUD	NZD	CAD	EUR	GBP	JPY	Other	Total

At June 30, 2022
Net managed assets (liabilities), excluding derivatives	$7,276	$3,333	$329,816	$(454,261)	$(316,608)	$(18,227)	$76,754	$(371,917)
Foreign currency derivatives, net	3,456	3,438	(300,653)	377,463	236,240	36,117	(1,768)	354,293
Net managed foreign currency exposure	10,732	6,771	29,163	(76,798)	(80,368)	17,890	74,986	(17,624)
Other net foreign currency exposure	—	—	85	(1,714)	(1,418)	—	234	(2,813)
Total net foreign currency exposure	$10,732	$6,771	$29,248	$(78,512)	$(81,786)	$17,890	$75,220	$(20,437)
Net foreign currency exposure as a percentage of total shareholders’ equity	0.2%	0.1%	0.6%	(1.7%)	(1.7%)	0.4%	1.6%	(0.4%)
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$1,073	$677	$2,925	$(7,851)	$(8,179)	$1,789	$7,522	$(2,044)

(1)Assumes 10% appreciation in underlying currencies relative to the U.S. dollar.

Total Net Foreign Currency Exposure

At June 30, 2022, total net foreign currency liabilities were $20 million primarily driven by exposures to the euro and pound sterling due to new business written during the six months ended June 30, 2022.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) at June 30, 2022. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2022, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2022.

Based upon that evaluation, there were no changes in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company has not experienced any material impact to its internal control over financial reporting resulting from the introduction of a hybrid work model.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table shows information regarding the number of common shares repurchased in the quarter ended June 30, 2022:

Period	Total number of shares purchased (a) (b)	Average price paid per share	Total number of shares purchased as part of publicly announced programs (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the announced plans or programs (c)

April 1-30, 2022	5	$60.66	—	$100 million
May 1-31, 2022	1	$57.33	—	$100 million
June 1-30, 2022	634	$55.23	634	$65 million
Total	640		634	$65 million

(a) In thousands.
(b) Includes shares repurchased from employees to facilitate the satisfaction of their personal withholding tax liabilities that arise on the vesting of share-settled restricted stock units and shares repurchased as part of our publicly announced program, described below.
(c) On December 2, 2021, our Board of Directors authorized a share repurchase program for up to $100 million of our common shares, effective January 1, 2022 through to December 31, 2022. Share repurchases may be effected from time to time in the open market or privately negotiated transactions, depending on market conditions.

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

As and when allowed by the applicable law and regulations, certain of our non-U.S. subsidiaries provide treaty reinsurance coverage to non-U.S. insurers on a worldwide basis, including insurers of liability, marine, aviation and energy risks, and as a result, these underlying insurance and reinsurance portfolios may have some exposure to Iran. In addition, we provide insurance and facultative reinsurance on a global basis to non-U.S. insureds and insurers, including for liability, marine, aviation and energy risks. Coverage provided to non-Iranian business may indirectly cover an exposure in Iran. For example, certain of our operations underwrite global marine hull war and cargo policies that provide coverage for vessels navigating into and out of ports worldwide, including Iran. For the quarter ended June 30, 2022, there has been no material amount of premium allocated or apportioned to activities relating to Iran. We intend for our non-U.S. subsidiaries to continue to provide such coverage only to the extent permitted by applicable law.

ITEM 6.     EXHIBITS

2.1	Rule 2.7 Announcement, dated July 5, 2017 in connection with acquisition of Novae Group plc (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 6, 2017).
2.2	Rule 2.7 Announcement, dated August 24, 2017 in connection with acquisition of Novae Group plc (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 25, 2017).
3.1	Certificate of Incorporation and Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1(Amendment No. 1) (No. 333-103620) filed on April 16, 2003).
3.2	Amended and Restated Bye-Laws (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on May 15, 2009).
4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).
4.2	Certificate of Designations establishing the specific rights, preferences, limitations and other terms of the Series E Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 7, 2016).
†*10.1	Separation Agreement by and between Steve Kumar Arora and AXIS RE SE Dublin (Zurich Branch) dated June 6, 2022.
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101	The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline XBRL: (i) Consolidated Balance Sheets at June 30, 2022 and December 31, 2021; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021; (iv) Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Exhibit 10.1 represents a management contract, a compensatory plan or an arrangement in which directors and/or executive officers are eligible to participate.
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
Dated: July 26, 2022

AXIS CAPITAL HOLDINGS LIMITED
By:	/S/ ALBERT BENCHIMOL
Albert Benchimol
President and Chief Executive Officer
(Principal Executive Officer)

/S/ PETER VOGT
Peter Vogt
Chief Financial Officer
(Principal Financial Officer)