Form 10-Q
period 2022-09-30
AXIS CAPITAL HOLDINGS LTD
filed 2022-10-26
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
At October 21, 2022, there were 84,666,896 common shares outstanding, $0.0125 par value per share, of the registrant.

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

Insurance Risk
•the cyclical nature of the insurance and reinsurance business leading to periods with excess underwriting capacity and unfavorable premium rates;
•the occurrence and magnitude of natural and man-made disasters, including the potential increase of our exposure to natural catastrophe losses due to climate change;
•actual claims exceeding loss reserves;
•the failure of any of the loss limitation methods we employ;
•the effects of emerging claims, coverage and regulatory issues, including increasing litigation and uncertainty related to coverage definitions, limits, terms and conditions;
•the failure of our cedants to adequately evaluate risks;
•the adverse impact of inflation;

Strategic Risk
•losses from war including losses related to the Russian invasion of Ukraine, terrorism and political unrest, or other unanticipated losses;
•changes in the political environment of certain countries in which we operate or underwrite business, including the United Kingdom's withdrawal from the European Union;
•the loss of business provided to us by major brokers;

•a decline in our ratings with rating agencies;
•the loss of one or more of our key executives;
•difficulties with technology and/or data security;

Credit Risk
•the inability to purchase reinsurance or collect amounts due to us from reinsurance we have purchased;
•the failure of our policyholders or intermediaries to pay premiums;
•general economic, capital and credit market conditions, including fluctuations in interest rates, credit spreads, equity securities' prices, and/or foreign currency exchange rates;
•breaches by third parties in our program business of their obligations to us;

Liquidity Risk
•the inability to obtain additional capital on favorable terms, or at all;

Operational Risk
•changes in accounting policies or practices;
•the use of industry models and changes to these models;

Regulatory Risk
•changes in governmental regulations and potential government intervention in our industry;
•inadvertent failure to comply with certain laws and regulations relating to sanctions and foreign corrupt practices; and

Risks Related to Taxation
•changes in tax laws.

Readers should carefully consider the risks noted above together with other factors including but not limited to those described under Item 1A, 'Risk Factors' in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC"), as those factors may be updated from time to time in our periodic and other filings with the SEC, which are accessible on the SEC's website at www.sec.gov.

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

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2022 (UNAUDITED) AND DECEMBER 31, 2021

	2022	2021
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2022: $11,865,935; 2021: $12,241,782 Allowance for expected credit losses 2022: $10,504; 2021: $313)	$10,784,353	$12,313,200
Fixed maturities, held to maturity, at amortized cost (Fair value 2022: $663,704; 2021: $445,033 Allowance for expected credit losses 2022: $nil; 2021: $nil)	690,380	446,016
Equity securities, at fair value (Cost 2022: $519,926; 2021: $528,864)	469,839	655,675
Mortgage loans, held for investment, at fair value (Allowance for expected credit losses 2022: $nil; 2021: $nil)	653,700	594,088
Other investments, at fair value	970,310	947,982
Equity method investments	151,333	146,293
Short-term investments, at fair value	80,260	31,063
Total investments	13,800,175	15,134,317
Cash and cash equivalents	1,210,321	844,592
Restricted cash and cash equivalents	624,941	473,098
Accrued interest receivable	77,771	64,350
Insurance and reinsurance premium balances receivable (Allowance for expected credit losses 2022: $8,893; 2021: $7,567)	2,788,484	2,622,676
Reinsurance recoverable on unpaid losses and loss expenses (Allowance for expected credit losses 2022: $29,022; 2021: $29,554)	5,244,263	5,017,611
Reinsurance recoverable on paid losses and loss expenses	438,497	642,215
Deferred acquisition costs	541,544	465,593
Prepaid reinsurance premiums	1,597,586	1,377,358
Receivable for investments sold	6,452	4,555
Goodwill	100,801	100,801
Intangible assets	200,529	208,717
Operating lease right-of-use assets	96,631	103,295
Other assets	391,758	309,792
Total assets	$27,119,753	$27,368,970
Liabilities
Reserve for losses and loss expenses	$14,652,196	$14,653,094
Unearned premiums	4,650,934	4,090,676
Insurance and reinsurance balances payable	1,569,946	1,324,620
Debt	1,312,633	1,310,975
Federal Home Loan Bank advances	80,540	—
Payable for investments purchased	78,956	31,543
Operating lease liabilities	103,345	119,512
Other liabilities	327,780	427,894
Total liabilities	22,776,330	21,958,314
Shareholders’ equity
Preferred shares	550,000	550,000
Common shares (shares issued 2022: 176,580; 2021: 176,580 shares outstanding 2022: 84,666; 2021: 84,774)	2,206	2,206
Additional paid-in capital	2,354,895	2,346,179
Accumulated other comprehensive income (loss)	(1,042,650)	56,536
Retained earnings	6,244,268	6,204,745
Treasury shares, at cost (2022: 91,914; 2021: 91,806)	(3,765,296)	(3,749,010)
Total shareholders’ equity	4,343,423	5,410,656
Total liabilities and shareholders’ equity	$27,119,753	$27,368,970

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Three months ended		Nine months ended
	2022	2021	2022	2021
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$1,284,866	$1,211,427	$3,820,163	$3,472,090
Net investment income	88,177	107,339	271,744	326,174
Other insurance related income	1,092	7,665	9,998	16,262
Net investment gains (losses):
Allowance for expected credit losses	(3,210)	(315)	(10,191)	(76)
Impairment losses	(6,491)	(22)	(7,074)	(22)
Other realized and unrealized investment gains (losses)	(136,757)	11,269	(396,966)	113,966
Total net investment gains (losses)	(146,458)	10,932	(414,231)	113,868
Total revenues	1,227,677	1,337,363	3,687,674	3,928,394

Expenses
Net losses and loss expenses	941,911	911,369	2,444,196	2,292,559
Acquisition costs	240,511	231,712	746,443	669,654
General and administrative expenses	158,245	157,960	492,872	478,820
Foreign exchange gains	(135,660)	(28,032)	(236,934)	(4,316)
Interest expense and financing costs	15,915	15,954	46,720	46,759
Reorganization expenses	6,213	—	21,941	—
Amortization of value of business acquired	—	1,028	—	3,083
Amortization of intangible assets	2,729	3,149	8,188	9,163
Total expenses	1,229,864	1,293,140	3,523,426	3,495,722

Income (loss) before income taxes and interest in income (loss) of equity method investments	(2,187)	44,223	164,248	432,672
Income tax (expense) benefit	363	(1,186)	5,304	(49,827)
Interest in income (loss) of equity method investments	(7,560)	11,911	5,040	30,871
Net income (loss)	(9,384)	54,948	174,592	413,716
Preferred share dividends	7,563	7,563	22,688	22,688
Net income (loss) available (attributable) to common shareholders	$(16,947)	$47,385	$151,904	$391,028

Per share data
Earnings (loss) per common share:
Earnings (loss) per common share	$(0.20)	$0.56	$1.79	$4.62
Earnings (loss) per diluted common share	$(0.20)	$0.56	$1.77	$4.59
Weighted average common shares outstanding	84,660	84,771	84,930	84,684
Weighted average diluted common shares outstanding	84,660	85,336	85,674	85,191

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Three months ended		Nine months ended
	2022	2021	2022	2021
	(in thousands)
Net income (loss)	$(9,384)	$54,948	$174,592	$413,716
Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	(393,880)	(58,178)	(1,259,482)	(179,147)
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	(10,684)	370	(53,308)	131
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	98,779	(14,580)	229,773	(86,181)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(305,785)	(72,388)	(1,083,017)	(265,197)
Foreign currency translation adjustment	(12,751)	(3,807)	(16,169)	924
Total other comprehensive income (loss), net of tax	(318,536)	(76,195)	(1,099,186)	(264,273)
Comprehensive income (loss)	$(327,920)	$(21,247)	$(924,594)	$149,443

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Three months ended		Nine months ended
	2022	2021	2022	2021
	(in thousands)
Preferred shares
Balance at beginning and end of period	$550,000	$550,000	$550,000	$550,000

Common shares (par value)
Balance at beginning and end of period	2,206	2,206	2,206	2,206

Additional paid-in capital
Balance at beginning of period	2,341,507	2,326,288	2,346,179	2,330,054
Treasury shares reissued	(694)	(397)	(30,844)	(24,437)
Share-based compensation expense	14,082	11,004	39,560	31,278
Balance at end of period	2,354,895	2,336,895	2,354,895	2,336,895

Accumulated other comprehensive income (loss)
Balance at beginning of period	(724,114)	226,317	56,536	414,395
Unrealized gains (losses) on available for sale investments, net of tax:
Balance at beginning of period	(715,077)	227,826	62,155	420,635
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(305,785)	(72,388)	(1,083,017)	(265,197)
Balance at end of period	(1,020,862)	155,438	(1,020,862)	155,438
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	(9,037)	(1,509)	(5,619)	(6,240)
Foreign currency translation adjustment	(12,751)	(3,807)	(16,169)	924
Balance at end of period	(21,788)	(5,316)	(21,788)	(5,316)
Balance at end of period	(1,042,650)	150,122	(1,042,650)	150,122

Retained earnings
Balance at beginning of period	6,298,680	6,034,151	6,204,745	5,763,607
Net income (loss)	(9,384)	54,948	174,592	413,716
Preferred share dividends (1)	(7,563)	(7,563)	(22,688)	(22,688)
Common share dividends (1)	(37,465)	(36,693)	(112,381)	(109,792)
Balance at end of period	6,244,268	6,044,843	6,244,268	6,044,843

Treasury shares, at cost
Balance at beginning of period	(3,765,648)	(3,749,202)	(3,749,010)	(3,764,568)
Shares repurchased	(342)	(206)	(48,675)	(10,025)
Shares reissued	694	397	32,389	25,582
Balance at end of period	(3,765,296)	(3,749,011)	(3,765,296)	(3,749,011)

Total shareholders’ equity	$4,343,423	$5,335,055	$4,343,423	$5,335,055

(1) Refer to Note 9 'Shareholders' Equity' for details on dividends declared and paid related to the Company's common and preferred shares.

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Nine months ended
	2022	2021
	(in thousands)
Cash flows from operating activities:
Net income	$174,592	$413,716
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment (gains) losses	414,231	(113,868)
Net realized and unrealized gains (losses) on other investments	(31,843)	(123,364)
Amortization of fixed maturities	24,918	28,601
Interest in income of equity method investments	(5,040)	(30,871)
Amortization of value of business acquired	—	3,083
Other amortization and depreciation	52,469	46,967
Share-based compensation expense, net of cash payments	36,097	25,848
Changes in:
Accrued interest receivable	(13,796)	2,441
Reinsurance recoverable on unpaid losses and loss expenses	(239,482)	(498,571)
Reinsurance recoverable on paid losses and loss expenses	201,729	(71,516)
Deferred acquisition costs	(79,994)	(113,959)
Prepaid reinsurance premiums	(222,235)	(267,082)
Reserve for losses and loss expenses	29,151	741,277
Unearned premiums	577,490	782,094
Insurance and reinsurance balances, net	72,655	110,921
Other items	(73,932)	74,447
Net cash provided by operating activities	917,010	1,010,164

Cash flows from investing activities:
Purchases of:
Fixed maturities, available for sale	(5,466,347)	(10,183,487)
Fixed maturities, held to maturity	(247,862)	(146,150)
Equity securities	(92,977)	(105,167)
Mortgage loans	(113,978)	(85,202)
Other investments	(122,628)	(194,212)
Short-term investments	(141,821)	(135,399)
Proceeds from the sale of:
Fixed maturities, available for sale	4,730,523	7,945,524
Equity securities	111,148	10,928
Other investments	134,348	254,580
Short-term investments	71,435	156,674
Proceeds from the redemption of fixed maturities, available for sale	850,954	1,381,867
Proceeds from the redemption of fixed maturities, held to maturity	3,500	134,347
Proceeds from redemption of short-term investments	20,124	71,665
Proceeds from the repayment of mortgage loans	54,881	55,410
Purchase of other assets	(25,041)	(30,706)
Net cash used in investing activities	(233,741)	(869,328)

Cash flows from financing activities:
Repurchase of common shares - open market	(34,987)	—
Taxes paid on withholding shares	(13,688)	(10,026)
Dividends paid - common shares	(112,888)	(109,974)
Dividends paid - preferred shares	(22,688)	(22,688)
Federal Home Loan Bank advances, net	78,950	—
Net cash used in financing activities	(105,301)	(142,688)

Effect of exchange rate changes on foreign currency cash, cash equivalents and restricted cash	(60,396)	(2,176)
Increase (decrease) in cash, cash equivalents and restricted cash	517,572	(4,028)
Cash, cash equivalents and restricted cash - beginning of period	1,317,690	1,503,232
Cash, cash equivalents and restricted cash - end of period	$1,835,262	$1,499,204

See accompanying notes to Consolidated Financial Statements.

Supplemental disclosures of cash flow information:
Income taxes paid	$36,431	$43,548
Interest paid	$45,963	$45,963

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

Reinsurance

The Company's reinsurance segment provides specialty reinsurance solutions to insurance companies on a worldwide basis. The product lines in this segment are catastrophe, property, credit and surety, professional lines, motor, liability, engineering, agriculture, marine and aviation, and accident and health. The Company announced its exit from catastrophe and property lines of business in June 2022 and exited the engineering line of business in 2020.
The following tables present the underwriting results of the Company's reportable segments, as well as the carrying amounts of allocated goodwill and intangible assets:

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.    SEGMENT INFORMATION (CONTINUED)

	2022			2021
Three months ended and at September 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$1,317,890	$389,918	$1,707,808	$1,176,500	$469,989	$1,646,489
Net premiums written	777,789	258,995	1,036,784	707,492	288,979	996,471
Net premiums earned	782,101	502,765	1,284,866	681,008	530,419	1,211,427
Other insurance related income	151	941	1,092	468	7,197	7,665
Net losses and loss expenses	(519,006)	(422,905)	(941,911)	(442,681)	(468,688)	(911,369)
Acquisition costs	(139,436)	(101,075)	(240,511)	(123,529)	(108,183)	(231,712)
Underwriting-related general and administrative expenses	(108,072)	(24,498)	(132,570)	(104,905)	(29,921)	(134,826)
Underwriting income (loss)	$15,738	$(44,772)	(29,034)	$10,361	$(69,176)	(58,815)

Net investment income			88,177			107,339
Net investment gains (losses)			(146,458)			10,932
Corporate expenses			(25,675)			(23,134)
Foreign exchange gains			135,660			28,032
Interest expense and financing costs			(15,915)			(15,954)
Reorganization expenses			(6,213)			—
Amortization of value of business acquired			—			(1,028)
Amortization of intangible assets			(2,729)			(3,149)
Income (loss) before income taxes and interest in income (loss) of equity method investments			(2,187)			44,223
Income tax (expense) benefit			363			(1,186)
Interest in income (loss) of equity method investments			(7,560)			11,911
Net income (loss)			(9,384)			54,948
Preferred share dividends			7,563			7,563
Net income (loss) available (attributable) to common shareholders			$(16,947)			$47,385

Net losses and loss expenses ratio	66.4%	84.1%	73.3%	65.0%	88.4%	75.2%
Acquisition cost ratio	17.8%	20.1%	18.7%	18.1%	20.4%	19.1%
General and administrative expense ratio	13.8%	4.9%	12.3%	15.4%	5.6%	13.1%
Combined ratio	98.0%	109.1%	104.3%	98.5%	114.4%	107.4%

Goodwill and intangible assets	$301,330	$—	$301,330	$312,358	$—	$312,358

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.    SEGMENT INFORMATION (CONTINUED)

	2022			2021
Nine months ended and at September 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$4,114,776	$2,341,123	$6,455,899	$3,548,169	$2,574,987	$6,123,156
Net premiums written	2,491,120	1,675,382	4,166,502	2,128,190	1,851,025	3,979,215
Net premiums earned	2,303,640	1,516,523	3,820,163	1,928,970	1,543,120	3,472,090
Other insurance related income	470	9,528	9,998	1,435	14,827	16,262
Net losses and loss expenses	(1,346,585)	(1,097,611)	(2,444,196)	(1,131,753)	(1,160,806)	(2,292,559)
Acquisition costs	(422,979)	(323,464)	(746,443)	(348,172)	(321,482)	(669,654)
Underwriting-related general and administrative expenses	(330,598)	(82,471)	(413,069)	(307,777)	(88,678)	(396,455)
Underwriting income (loss)	$203,948	$22,505	226,453	$142,703	$(13,019)	129,684

Net investment income			271,744			326,174
Net investment gains (losses)			(414,231)			113,868
Corporate expenses			(79,803)			(82,365)
Foreign exchange gains			236,934			4,316
Interest expense and financing costs			(46,720)			(46,759)
Reorganization expenses			(21,941)			—
Amortization of value of business acquired			—			(3,083)
Amortization of intangible assets			(8,188)			(9,163)
Income before income taxes and interest in income of equity method investments			164,248			432,672
Income tax (expense) benefit			5,304			(49,827)
Interest in income of equity method investments			5,040			30,871
Net income			174,592			413,716
Preferred share dividends			22,688			22,688
Net income available to common shareholders			$151,904			$391,028

Net losses and loss expenses ratio	58.5%	72.4%	64.0%	58.7%	75.2%	66.0%
Acquisition cost ratio	18.4%	21.3%	19.5%	18.0%	20.8%	19.3%
General and administrative expense ratio	14.3%	5.4%	12.9%	16.0%	5.8%	13.8%
Combined ratio	91.2%	99.1%	96.4%	92.7%	101.8%	99.1%

Goodwill and intangible assets	$301,330	$—	$301,330	$312,358	$—	$312,358

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS
a)     Fixed Maturities and Equity Securities

Fixed Maturities

The following table provides the amortized cost and fair values of the Company's fixed maturities classified as available for sale:

	Amortized cost	Allowance for expected credit losses	Gross unrealized gains	Gross unrealized losses	Fair value

At September 30, 2022
Available for sale
U.S. government and agency	$2,524,837	$—	$26	$(138,355)	$2,386,508
Non-U.S. government	595,713	—	254	(80,272)	515,695
Corporate debt	4,688,443	(10,380)	1,167	(539,118)	4,140,112
Agency RMBS(1)	1,128,676	—	405	(113,073)	1,016,008
CMBS(2)	1,088,174	—	21	(83,187)	1,005,008
Non-agency RMBS	160,143	(91)	403	(19,099)	141,356
ABS(3)	1,520,653	(33)	230	(84,138)	1,436,712
Municipals(4)	159,296	—	—	(16,342)	142,954
Total fixed maturities, available for sale	$11,865,935	$(10,504)	$2,506	$(1,073,584)	$10,784,353

At December 31, 2021
Available for sale
U.S. government and agency	$2,693,319	$—	$9,776	$(20,647)	$2,682,448
Non-U.S. government	794,705	—	10,158	(9,685)	795,178
Corporate debt	4,446,585	(236)	87,075	(38,112)	4,495,312
Agency RMBS(1)	1,065,973	—	17,397	(8,781)	1,074,589
CMBS(2)	1,223,051	—	29,827	(4,687)	1,248,191
Non-agency RMBS	185,854	(77)	2,410	(2,023)	186,164
ABS(3)	1,628,739	—	3,406	(9,665)	1,622,480
Municipals(4)	203,556	—	5,928	(646)	208,838
Total fixed maturities, available for sale	$12,241,782	$(313)	$165,977	$(94,246)	$12,313,200

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
The following table provides the amortized cost and fair values of the Company's fixed maturities classified as held to maturity:

	Amortized cost	Allowance for expected credit losses	Net carrying value	Gross unrealized gains	Gross unrealized losses	Fair value

At September 30, 2022
Held to maturity
Corporate debt	$77,200	$—	$77,200	$—	$(11,347)	$65,853
ABS(1)	613,180	—	613,180	—	(15,329)	597,851
Total fixed maturities, held to maturity	$690,380	$—	$690,380	$—	$(26,676)	$663,704

At December 31, 2021
Held to maturity
Corporate debt	$37,700	$—	$37,700	$18	$(146)	$37,572
ABS(1)	408,316	—	408,316	81	(936)	407,461
Total fixed maturities, held to maturity	$446,016	$—	$446,016	$99	$(1,082)	$445,033

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

At September 30, 2022, fixed maturities, held to maturity of $690 million (2021: $446 million) were presented net of an allowance for expected credit losses of $nil (2021: $nil).

The Company's ABS, held to maturity consist of CLO debt tranched securities. The Company uses a scenario-based approach to review its CLO debt portfolio and reviews subordination levels of these securities to determine their ability to absorb credit losses of the underlying collateral. If losses are forecast to be below the subordination level for a tranche held by the Company, the security is determined not to have a credit loss. At September 30, 2022, the allowance for credit losses expected to be recognized over the life of the Company's ABS, held to maturity was $nil.

To estimate expected credit losses for corporate debt securities, held to maturity, the Company's projected cash flows are primarily driven by assumptions regarding the severity of loss, which is a function of the probability of default and projected recovery rates. The Company's default and recovery rates are based on credit ratings, credit analysis and macroeconomic forecasts. At September 30, 2022, the allowance for credit losses expected to be recognized over the life of the Company's corporate debt, held to maturity was $nil.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
Equity Securities

The following table provides the cost and fair values of the Company's equity securities:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value

At September 30, 2022
Equity securities
Common stocks	$13,655	$350	$(2,718)	$11,287
Preferred stocks	115	—	(43)	72
Exchange-traded funds	227,847	56,783	(14,050)	270,580
Bond mutual funds	278,309	—	(90,409)	187,900
Total equity securities	$519,926	$57,133	$(107,220)	$469,839

At December 31, 2021
Equity securities
Common stocks	$1,264	$585	$(485)	$1,364
Preferred stocks	115	64	—	179
Exchange-traded funds	203,455	134,037	(677)	336,815
Bond mutual funds	324,030	544	(7,257)	317,317
Total equity securities	$528,864	$135,230	$(8,419)	$655,675

Variable Interest Entities

In the normal course of investing activities, the Company actively manages allocations to non-controlling tranches of structured securities which are variable interests issued by Variable Interest Entities ("VIEs"). These structured securities include RMBS, CMBS and ABS.

The Company also invests in limited partnerships which represent 70% of the Company's other investments. The investments in limited partnerships include hedge funds, direct lending funds, private equity funds and real estate funds and CLO equity tranched securities, which are variable interests issued by VIEs (refer to Note 3(c) 'Other Investments').

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

The table below provides the contractual maturities of fixed maturities classified as available for sale:

	Amortized cost	Fair value	% of Total fair value

At September 30, 2022
Maturity
Due in one year or less	$642,398	$625,398	5.9%
Due after one year through five years	4,820,949	4,445,708	41.2%
Due after five years through ten years	2,266,898	1,911,316	17.7%
Due after ten years	238,044	202,847	1.9%
	7,968,289	7,185,269	66.7%
Agency RMBS	1,128,676	1,016,008	9.4%
CMBS	1,088,174	1,005,008	9.3%
Non-agency RMBS	160,143	141,356	1.3%
ABS	1,520,653	1,436,712	13.3%
Total	$11,865,935	$10,784,353	100.0%

At December 31, 2021
Maturity
Due in one year or less	$503,716	$505,602	4.1%
Due after one year through five years	4,878,151	4,908,640	39.9%
Due after five years through ten years	2,478,542	2,488,478	20.2%
Due after ten years	277,756	279,056	2.3%
	8,138,165	8,181,776	66.5%
Agency RMBS	1,065,973	1,074,589	8.7%
CMBS	1,223,051	1,248,191	10.1%
Non-agency RMBS	185,854	186,164	1.5%
ABS	1,628,739	1,622,480	13.2%
Total	$12,241,782	$12,313,200	100.0%

ABS classified as held to maturity with a net carrying value of $613 million (2021: $408 million) do not have a single maturity date and cannot be allocated over several maturity groupings.

Corporate debt classified as held to maturity with a net carrying value of $73 million (2021: $34 million) is due between 3 years and 10 years and corporate debt classified as held to maturity with a net carrying value of $4 million (2021: $4 million) is due after ten years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
 Gross Unrealized Losses

The following table summarizes fixed maturities, available for sale in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

At September 30, 2022
Fixed maturities, available for sale
U.S. government and agency	$456,814	$(29,770)	$1,899,250	$(108,585)	$2,356,064	$(138,355)
Non-U.S. government	174,043	(26,531)	329,691	(53,741)	503,734	(80,272)
Corporate debt	832,099	(187,235)	3,257,887	(351,883)	4,089,986	(539,118)
Agency RMBS	159,089	(32,820)	802,339	(80,253)	961,428	(113,073)
CMBS	195,868	(25,689)	778,826	(57,498)	974,694	(83,187)
Non-agency RMBS	60,670	(11,360)	74,280	(7,739)	134,950	(19,099)
ABS	495,725	(42,822)	918,205	(41,316)	1,413,930	(84,138)
Municipals	25,063	(4,538)	117,826	(11,804)	142,889	(16,342)
Total fixed maturities, available for sale	$2,399,371	$(360,765)	$8,178,304	$(712,819)	$10,577,675	$(1,073,584)

At December 31, 2021
Fixed maturities, available for sale
U.S. government and agency	$101,776	$(4,852)	$2,014,880	$(15,795)	$2,116,656	$(20,647)
Non-U.S. government	11,011	(1,830)	463,498	(7,855)	474,509	(9,685)
Corporate debt	152,962	(6,542)	1,681,859	(31,570)	1,834,821	(38,112)
Agency RMBS	41,024	(1,678)	503,988	(7,103)	545,012	(8,781)
CMBS	30,128	(1,001)	347,515	(3,686)	377,643	(4,687)
Non-agency RMBS	4,481	(523)	109,937	(1,500)	114,418	(2,023)
ABS	43,466	(1,152)	1,040,363	(8,513)	1,083,829	(9,665)
Municipals	5,293	(137)	35,649	(509)	40,942	(646)
Total fixed maturities, available for sale	$390,141	$(17,715)	$6,197,689	$(76,531)	$6,587,830	$(94,246)

Fixed Maturities

At September 30, 2022, 4,929 fixed maturities (2021: 2,333) were in an unrealized loss position of $1,074 million (2021: $94 million), of which $103 million (2021: $8 million) was related to securities below investment grade or not rated.

At September 30, 2022, 1,302 fixed maturities (2021: 344) had been in a continuous unrealized loss position for twelve months or greater and had a fair value of $2,399 million (2021: $390 million).

The unrealized losses of $1,074 million (2021: $94 million) were due to non-credit factors and were expected to be recovered as the related securities approach maturity.

At September 30, 2022, the Company did not intend to sell the securities in an unrealized loss position and it is more likely than not that the Company will not be required to sell these securities before the anticipated recovery of their amortized costs.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
b) Mortgage Loans

The following table provides details of the Company's mortgage loans, held for investment:

	September 30, 2022		December 31, 2021
	Carrying value	% of Total	Carrying value	% of Total

Mortgage loans, held for investment:
Commercial	$653,700	100%	$594,088	100%
Total mortgage loans, held for investment	$653,700	100%	$594,088	100%

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

The Company has a high quality mortgage loan portfolio with a weighted average debt service coverage ratio of 2.5x (2021: 2.5x) and a weighted average loan-to-value ratio of 59% (2021: 60%). At September 30, 2022, there are no credit losses or past due amounts associated with the commercial mortgage loans held by the Company.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
c) Other Investments

The following table provides a summary of the Company's other investments, together with additional information relating to the liquidity of each category:

	Fair value	% of Total	Redemption frequency (if currently eligible)	Redemption notice period

At September 30, 2022
Long/short equity funds	$—	—%	n/a	n/a
Multi-strategy funds	39,138	4%	Quarterly	60-90 days
Direct lending funds	249,561	26%	Quarterly(1)	90 days
Private equity funds	268,593	28%	n/a	n/a
Real estate funds	287,932	30%	Quarterly(2), Annually(3)	45-90 days
CLO-Equities	5,167	—%	n/a	n/a
Other privately held investments	119,919	12%	n/a	n/a
Total other investments	$970,310	100%

At December 31, 2021
Long/short equity funds	$3,476	—%	Annually	60 days
Multi-strategy funds	56,012	6%	Quarterly	60-90 days
Direct lending funds	289,867	31%	Quarterly(1)	90 days
Private equity funds	249,974	26%	n/a	n/a
Real estate funds	238,222	25%	Quarterly(2)	45 days
CLO-Equities	5,910	1%	n/a	n/a
Other privately held investments	104,521	11%	n/a	n/a
Total other investments	$947,982	100%

n/a - not applicable
(1) Applies to one fund with a fair value of $43 million (2021: $47 million).
(2) Applies to one fund with a fair value of $73 million (2021: $73 million).
(3) Applies to one fund with a fair value of $26 million (2021: $nil).

Two common redemption restrictions which may impact the Company's ability to redeem hedge funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund's net assets which may otherwise hinder the general partner or investment manager's ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During the nine months ended September 30, 2022 and 2021, neither of these restrictions impacted the Company's redemption requests. At September 30, 2022, there were no hedge fund holdings (2021: $3 million) where the Company is still within the lockup period.

At September 30, 2022, the Company had $26 million (2021: $23 million) of unfunded commitments as a limited partner in multi-strategy hedge funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until after the completion of the funds' investment term. These funds have investment terms ranging from two years to the dissolution of the underlying fund.

At September 30, 2022, the Company had $192 million (2021: $224 million) of unfunded commitments as a limited partner in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from four to ten years and the General Partners of certain funds have the option to extend the term by up to three years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
At September 30, 2022, the Company had $167 million (2021: $178 million) of unfunded commitments as a limited partner in private equity funds. The life of the funds is subject to the dissolution of the underlying funds. The Company expects the overall holding period to be over five years.
At September 30, 2022, the Company had $147 million (2021: $173 million) of unfunded commitments as a limited partner in real estate funds. These funds include an open-ended fund and funds with investment terms ranging from two years to the dissolution of the underlying fund.
During 2015, the Company made a $50 million commitment as a limited partner of a bank revolver opportunity fund. The fund has an investment term of seven years which expires in October 2022, and the General Partners have the option to extend the term by up to two years. At September 30, 2022, this commitment remains unfunded. It is not anticipated that the full amount of this fund will be drawn.

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

e) Net Investment Income

Net investment income was derived from the following sources:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Fixed maturities	$87,364	$63,712	$224,780	$194,426
Other investments	(7,576)	41,695	32,801	124,941
Equity securities	2,490	2,724	7,349	8,322
Mortgage loans	6,256	4,426	15,323	12,967
Cash and cash equivalents	5,350	692	10,147	3,645
Short-term investments	1,004	391	1,571	590
Gross investment income	94,888	113,640	291,971	344,891
Investment expenses	(6,711)	(6,301)	(20,227)	(18,717)
Net investment income	$88,177	$107,339	$271,744	$326,174

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
f) Net Investment Gains (Losses)

The following table provides an analysis of net investment gains (losses):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Gross realized investment gains
Fixed maturities and short-term investments	$1,095	$21,036	$11,390	$126,901
Equity securities	6,997	4	6,997	5,006
Gross realized investment gains	8,092	21,040	18,387	131,907
Gross realized investment losses
Fixed maturities and short-term investments	(100,021)	(4,206)	(249,514)	(32,443)
Equity securities	(178)	—	(403)	(116)
Gross realized investment losses	(100,199)	(4,206)	(249,917)	(32,559)
Change in allowance for expected credit losses	(3,210)	(315)	(10,191)	(76)
Impairment losses(1)	(6,491)	(22)	(7,074)	(22)
Change in fair value of investment derivatives(2)	4,400	2,486	11,463	3,388
Net unrealized gains (losses) on equity securities	(49,050)	(8,051)	(176,899)	11,230
Net investment gains (losses)	$(146,458)	$10,932	$(414,231)	$113,868

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
(2) Refer to Note 5 'Derivative Instruments'.

The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Balance at beginning of period	$7,294	$84	$313	$323
Expected credit losses on securities where credit losses were not previously recognized	6,320	—	13,228	64
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	(592)	315	(500)	59
Impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—	—	—
Securities sold/redeemed/matured	(2,518)	—	(2,537)	(47)
Balance at end of period	$10,504	$399	$10,504	$399

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The tables below present the financial instruments measured at fair value on a recurring basis for the periods indicated:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At September 30, 2022
Assets
Fixed maturities, available for sale
U.S. government and agency	$2,348,010	$38,498	$—	$—	$2,386,508
Non-U.S. government	—	515,695	—	—	515,695
Corporate debt	—	4,044,161	95,951	—	4,140,112
Agency RMBS	—	1,016,008	—	—	1,016,008
CMBS	—	1,005,008	—	—	1,005,008
Non-agency RMBS	—	141,356	—	—	141,356
ABS	—	1,436,712	—	—	1,436,712
Municipals	—	142,954	—	—	142,954
	2,348,010	8,340,392	95,951	—	10,784,353
Equity securities
Common stocks	11,287	—	—	—	11,287
Preferred stocks	72	—	—	—	72
Exchange-traded funds	270,580	—	—	—	270,580
Bond mutual funds	—	187,900	—	—	187,900
	281,939	187,900	—	—	469,839
Other investments
Hedge funds (1)	—	—	—	39,138	39,138
Direct lending funds	—	—	—	249,561	249,561
Private equity funds	—	—	—	268,593	268,593
Real estate funds	—	—	—	287,932	287,932
CLO-Equities	—	—	5,167	—	5,167
Other privately held investments	—	—	119,919	—	119,919
	—	—	125,086	845,224	970,310
Short-term investments	—	80,260	—	—	80,260
Other assets
Derivative instruments (refer to Note 5)	—	13,929	—	—	13,929
Total Assets	$2,629,949	$8,622,481	$221,037	$845,224	$12,318,691
Liabilities
Derivative instruments (refer to Note 5)	$—	$20,207	$4,286	$—	$24,493
Cash-settled awards (refer to Note 8)	—	4,084	—	—	4,084
Total Liabilities	$—	$24,291	$4,286	$—	$28,577

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

(1) Includes Long/short equity and Multi-strategy funds.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The following table quantifies the significant unobservable inputs used in estimating fair values at September 30, 2022 of investments classified as Level 3 in the fair value hierarchy:

	Asset / Liability - Fair value	Valuation technique	Unobservable input	Amount / Range	Weighted average

Other investments - CLO-Equities	$5,167	Discounted cash flow	Default rate	4.5%	4.5%
			Loss severity rate	50.0%	50.0%
			Collateral spread	3.0%	3.0%
			Estimated maturity date	6 years	6 years

Other investments - Other privately held investments	$15,910	Discounted cash flow	Discount rate	5.4%	5.4%
			Default rate	0.5%	0.5%
			Loss absorption yield	1.0%	1.0%
			Estimated maturity date	2-3 years	3 years

Derivatives - Other underwriting-related derivatives	$(4,286)	Discounted cash flow	Discount rate	4.1%	4.1%

Note: Fixed maturities of $96 million that are classified as Level 3 are excluded from the above table as these securities are priced using broker-dealer quotes. In addition, other privately held investments of $104 million that are classified as Level 3 are excluded from the above table as these investments are priced using capital statements received from investee companies.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The following table presents changes in Level 3 for financial instruments measured at fair value on a recurring basis:

	Opening balance	Transfers into Level 3	Transfers out of Level 3	Included in net income(1)	Included in OCI (2)	Purchases	Sales	Settlements/ distributions	Closing balance	Change in unrealized gains/(losses) (3)

Three months ended September 30, 2022
Fixed maturities, available for sale
Corporate debt	$72,830	$—	$—	$(34)	$(3,977)	$27,600	$—	$(468)	$95,951	$—
CMBS	—	—	—	—	—	—	—	—	—	—
ABS	—	—	—	—	—	—	—	—	—	—
	72,830	—	—	(34)	(3,977)	27,600	—	(468)	95,951	—
Other investments
CLO-Equities	4,808	—	—	890	—	—	—	(531)	5,167	890
Other privately held investments	115,970	—	—	1,249	—	2,700	—	—	119,919	1,249
	120,778	—	—	2,139	—	2,700	—	(531)	125,086	2,139
Total assets	$193,608	$—	$—	$2,105	$(3,977)	$30,300	$—	$(999)	$221,037	$2,139

Other liabilities
Derivative instruments	$4,708	$—	$—	$(422)	$—	$—	$—	$—	$4,286	$(422)
Total liabilities	$4,708	$—	$—	$(422)	$—	$—	$—	$—	$4,286	$(422)

Nine months ended September 30, 2022
Fixed maturities, available for sale
Corporate debt	$42,894	$—	$—	$(34)	$(10,600)	$64,832	$—	$(1,141)	$95,951	$—
CMBS	—	—	—	—	—	—	—	—	—	—
ABS	—	—	—	—	—	—	—	—	—	—
	42,894	—	—	(34)	(10,600)	64,832	—	(1,141)	95,951	—
Other investments
CLO-Equities	5,910	—	—	2,566	—	—	—	(3,309)	5,167	2,566
Other privately held investments	104,521	—	—	(2,242)	—	19,640	—	(2,000)	119,919	(2,242)
	110,431	—	—	324	—	19,640	—	(5,309)	125,086	324
Total assets	$153,325	$—	$—	$290	$(10,600)	$84,472	$—	$(6,450)	$221,037	$324

Other liabilities
Derivative instruments	$5,630	$—	$—	$(1,344)	$—	$—	$—	$—	$4,286	$(1,344)
Total liabilities	$5,630	$—	$—	$(1,344)	$—	$—	$—	$—	$4,286	$(1,344)

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
Transfers into Level 3 from Level 2

There were no transfers into Level 3 from Level 2 during the three and nine months ended September 30, 2022. There were no transfers into Level 3 from Level 2 during the three months ended September 30, 2021. The transfers into Level 3 from Level 2 during the nine months ended September 30, 2021 were primarily due to the lack of observable market inputs and multiple quotes from pricing vendors and broker-dealers for certain fixed maturities.

Transfers out of Level 3 into Level 2

There were no transfers out of Level 3 into Level 2 during the three and nine months ended September 30, 2022. The transfers out of Level 3 into Level 2 during the three and nine months ended September 30, 2021 were primarily due to the availability of observable market inputs and multiple quotes from pricing vendors for certain fixed maturities.

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

For hedge funds, direct lending funds, private equity funds and real estate funds, valuation statements are typically released on a reporting lag, therefore, the Company estimates the fair value of these funds by starting with the most recent fund valuations and adjusting for capital calls, redemptions, drawdowns and distributions. Return estimates are not available from the relevant fund managers for these funds, therefore the Company typically has a reporting lag in its fair value measurements of these funds. At September 30, 2022 and December 31, 2021 all funds measured at fair value using NAVs are reported generally on a one quarter lag.

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
At September 30, 2022, the carrying values of cash and cash equivalents including restricted amounts, accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated fair values due to their short maturities. As these financial instruments are not actively traded, their fair values are classified as Level 2.

At September 30, 2022, the Company's fixed maturities held to maturity, were recorded at amortized cost with a carrying value of $690 million (2021: $446 million) and a fair value of $664 million (2021: $445 million). The fair values of these securities are determined using a model which uses prepayment speeds and spreads sourced primarily from the new issue market. As the significant inputs used to price these securities are observable market inputs, their fair values are classified as Level 2.

At September 30, 2022, the carrying value of mortgage loans, held for investment, approximated fair value. The fair values of mortgage loans are primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk or are determined from pricing for similar loans. As mortgage loans are not actively traded, their fair values are classified as Level 3.

At September 30, 2022, the Company's debt was recorded at amortized cost with a carrying value of $1,313 million (2021: $1,311 million) and a fair value of $1,136 million (2021: $1,453 million). The fair value of the Company's debt is based on prices obtained from a third-party pricing service and is determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As the yields for the risk-free yield curve and the spreads are observable market inputs, the fair value of the Company's debt is classified as Level 2.

At September 30, 2022, Federal Home Loan Bank advances were recorded at amortized cost with a carrying value of $81 million (2021: $nil) and a fair value of $81 million (2021: $nil).

5.    DERIVATIVE INSTRUMENTS

The following table provides the balance sheet classifications of derivatives recorded at fair value:

	September 30, 2022			December 31, 2021
	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)

Relating to investment portfolio:
Foreign exchange forward contracts	$151,002	$1,710	$14	$184,187	$13	$1,463
Relating to underwriting portfolio:
Foreign exchange forward contracts	1,288,186	12,219	20,193	1,258,836	3,103	13,524
Other underwriting-related contracts	50,000	—	4,286	50,000	—	5,630
Total derivatives		$13,929	$24,493		$3,116	$20,617

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

The following table provides a reconciliation of gross derivative assets and liabilities to the net amounts presented in the consolidated balance sheets, with the difference being attributable to the impact of master netting agreements:

	September 30, 2022			December 31, 2021
	Gross amounts	Gross amounts offset	Net amounts(1)	Gross amounts	Gross amounts offset	Net amounts(1)

Derivative assets	$32,410	$(18,481)	$13,929	$9,047	$(5,931)	$3,116
Derivative liabilities	$42,974	$(18,481)	$24,493	$26,548	$(5,931)	$20,617

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.    DERIVATIVE INSTRUMENTS (CONTINUED)
The following table provides the total unrealized and realized gains (losses) recognized in net income for derivatives not designated as hedges:

	Consolidated statement of operations line item that includes gain (loss) recognized in net income	Three months ended September 30,		Nine months ended September 30,
		2022	2021	2022	2021

Relating to investment portfolio:
Foreign exchange forward contracts	Net investment gains (losses)	$4,400	$2,486	$11,463	$3,388
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange gains (losses)	(36,577)	(10,081)	(95,700)	(36,741)
Other underwriting-related contracts	Other insurance related income (loss)	421	399	1,343	1,404
Total		$(31,756)	$(7,196)	$(82,894)	$(31,949)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES
Reserve Roll-Forward

The following table presents a reconciliation of the Company's beginning and ending gross reserve for losses and loss expenses and net reserve for unpaid losses and loss expenses:

	Nine months ended September 30,
	2022	2021

Gross reserve for losses and loss expenses, beginning of period	$14,653,094	$13,926,766
Less reinsurance recoverable on unpaid losses and loss expenses, beginning of period	(5,017,611)	(4,496,641)
Net reserve for unpaid losses and loss expenses, beginning of period	9,635,483	9,430,125

Net incurred losses and loss expenses related to:
Current year	2,461,828	2,315,697
Prior years	(17,632)	(23,138)
	2,444,196	2,292,559

Net paid losses and loss expenses related to:
Current year	(269,466)	(263,969)
Prior years	(1,900,366)	(1,778,479)
	(2,169,832)	(2,042,448)

Foreign exchange and other	(501,914)	(10,885)

Net reserve for unpaid losses and loss expenses, end of period	9,407,933	9,669,351
Reinsurance recoverable on unpaid losses and loss expenses, end of period	5,244,263	4,989,645
Gross reserve for losses and loss expenses, end of period	$14,652,196	$14,658,996

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
The Company writes business with loss experience generally characterized as low frequency and high severity in nature, which can result in volatility in its financial results. During the nine months ended September 30, 2022, the Company recognized catastrophe and weather-related losses, net of reinstatement premiums, of $339 million (2021: $389 million).
At September 30, 2021, foreign exchange and other included a reduction in reinsurance recoverable on unpaid losses of $49 million related to the Reinsurance to Close of the 2018 year of account of Syndicate 2007.

Estimates for Significant Catastrophe Events

At September 30, 2022, net reserves for losses and loss expenses included estimated amounts for numerous catastrophe events. The magnitude and complexity of losses arising from certain of these events inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at estimated net reserves for losses and loss expenses. These events include Hurricane Ian, June European Convective Storms and the Russia-Ukraine war in 2022, Hurricane Ida, U.S. Winter Storms Uri and Viola and July European Floods in 2021, the COVID-19 pandemic, Hurricanes Laura, Sally, Zeta and Delta, the Midwest derecho and wildfires across the West Coast of the United States in 2020, Japanese Typhoons Hagibis, Faxai and Tapah, Hurricane Dorian and the Australia Wildfires in 2019 and Hurricanes Michael and Florence, California Wildfires and Typhoon Jebi in 2018. As a result, actual losses for these events may ultimately differ materially from current estimates.

Prior Year Reserve Development

The Company's net favorable prior year reserve development arises from changes to estimates of losses and loss expenses related to loss events that occurred in previous calendar years. The following table presents net prior year reserve development by segment:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)

Insurance	$2,558	$5,418	$12,396	$13,351
Reinsurance	2,177	5,594	5,236	9,787
Total	$4,735	$11,012	$17,632	$23,138

The following sections provide further details on net prior year reserve development by segment, reserving class and accident year:

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
Insurance Segment:

The following table maps lines of business to reserve classes and the expected claim tails:

Insurance segment
Reserve class and tail

	Property and other	Marine	Aviation	Credit and political risk	Professional lines	Liability

	Short	Short	Short/Medium	Medium	Medium	Long

Reported lines of business
Property	X
Marine		X
Terrorism	X
Aviation			X
Credit and political risk				X
Professional lines					X
Liability						X
Accident and health	X

Prior year reserve development by reserve class was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)

Property and other	$5,211	$12,486	$18,290	$63,167
Marine	17,346	4,189	30,239	23,411
Aviation	3,203	3,958	7,888	9,802
Credit and political risk	8,106	7,610	13,288	6,294
Professional lines	(2,747)	(20,759)	(3,937)	(68,405)
Liability	(28,561)	(2,066)	(53,372)	(20,918)
Total	$2,558	$5,418	$12,396	$13,351

For the three months ended September 30, 2022, the Company recognized $3 million of net favorable prior year reserve development, the principal components of which were:
•$17 million of net favorable prior year reserve development on marine business primarily due to better than expected loss emergence attributable to the cargo and specie, liability, and offshore energy books of business mainly related to the 2020 and 2021 accident years.
•$8 million of net favorable prior year reserve development on credit and political risk business primarily due to better than expected loss emergence mainly related to the 2016 through 2020 accident years.
•$5 million of net favorable prior year reserve development on property and other business primarily due to reserve reductions attributable to 2020 catastrophe events, partially offset by reserve strengthening within the U.S. programs book of business mainly related to the 2021 accident year, and the accident and health line of business mainly related to the 2020 and 2021 accident years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
•$29 million of net adverse prior year reserve development on liability business primarily due to reserve strengthening within the U.S. programs book of business mainly related to the 2018 and 2019 accident years and the U.S. primary casualty and U.S. excess casualty books of business mainly related to the 2017 through 2021 accident years.
For the three months ended September 30, 2021, the Company recognized $5 million of net favorable prior year reserve development, the principal components of which were:
•$12 million of net favorable prior year reserve development on property and other business primarily due to better than expected loss emergence attributable to 2017 to 2020 catastrophe events, and the global property and E&S property books of business related to the 2020 accident year.
•$8 million of net favorable prior year reserve development on credit and political risk business primarily due to better than expected loss emergence mainly related to the 2019 and 2020 accident years.
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
•$21 million of net adverse prior year reserve development on professional lines business primarily due to reserve strengthening within the International cyber program book of business mainly related to the 2019 accident year, the International management liability solutions book of business mainly related to the 2016 through 2019 accident years and the U.S. professional firms book of business mainly related to the 2018 and 2019 accident years.
For the nine months ended September 30, 2022, we recognized $12 million of net favorable prior year reserve development, the principal components of which were:
•$30 million of net favorable prior year reserve development on marine business primarily due to better than expected loss emergence attributable to the cargo and specie, and offshore energy books of business mainly related to the 2018, 2020 and 2021 accident years.
•$18 million of net favorable prior year reserve development on property and other business primarily due to better than expected loss emergence attributable to 2018 and 2020 catastrophe events, and decreases in loss estimates attributable to specific large claims related to the 2017 accident year.
•$13 million of net favorable prior year reserve development on credit and political risk business primarily due to better than expected loss emergence mainly related to the 2017, 2018 and 2020 accident years.
•$8 million of net favorable prior year reserve development on aviation business primarily due to better than expected loss emergence mainly related to the 2021 accident year.
•$53 million of net adverse prior year reserve development on liability business primarily due to reserve strengthening within the U.S programs book of business mainly related to the 2017 through 2021 accident years and an increase in the loss estimate attributable to a specific large claim related to the 2017 accident year.
For the nine months ended September 30, 2021, we recognized $13 million of net favorable prior year reserve development, the principal components of which were:
•$63 million of net favorable prior year reserve development on property and other business primarily due to decreases in loss estimates attributable to specific large claims related to the 2011 and 2012 accident years, better than expected loss emergence attributable to 2017 to 2020 catastrophe events, the global property and E&S property books of business related to the 2020 accident year, and the accident and health book of business related to the 2019 and 2020 accident years.
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
•$68 million of net adverse prior year reserve development on professional lines business primarily due to reserve strengthening within the International management liability solutions and financial institutions books of businesses related to the 2016 through 2019 accident years, the professional firms book of business mainly related to the 2018 and 2019 accident years, the International cyber book of business mainly related to the 2019 accident year, the U.S. commercial management solutions book of business mainly related to the 2018 and 2019 accident years and the European program and European management liability solutions books of business mainly related to the 2018 accident year.
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
Prior year reserve development by reserve class was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)

Property and other	$12,794	$(5,486)	$44,127	$7,792
Credit and surety	5,905	8,623	16,952	(1,231)
Professional lines	(11,431)	(3,244)	(41,954)	(14,048)
Motor	6,849	8,345	8,979	38,431
Liability	(11,940)	(2,645)	(22,868)	$(21,157)
Total	$2,177	$5,594	$5,236	$9,787

For the three months ended September 30, 2022, the Company recognized $2 million of net favorable prior year reserve development, the principal components of which were:
•$13 million of net favorable prior year development on property and other business primarily due to better than expected loss emergence attributable to 2018 catastrophe events, decreases in loss estimates attributable to specific large claims within the property line of business related to the 2019 through 2021 accident years, and better than expected loss emergence attributable to the accident and health line of business mainly related to the 2019 through 2021 accident years.
•$7 million of net favorable prior year reserve development on motor business primarily due to better than expected loss emergence mainly related to the 2017 and 2018 accident years.
•$6 million of net favorable prior year reserve development on credit and surety business primarily due to better than expected loss emergence mainly related to the 2015, 2018 and 2019 accident years.
•$12 million of net adverse prior year development on liability business primarily due to reserve strengthening within the U.S. multiline/regional and U.S. Casualty book of business mainly related to 2016 and older accident years.
•$11 million of net adverse prior year development on professional lines business primarily due to reserve strengthening within the U.S. public D&O and the U.S. proportional books of business mainly related to 2017 and older accident years.
For the three months ended September 30, 2021, the Company recognized $6 million of net favorable prior year reserve development, the principal components of which were:
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
•$5 million of net adverse prior year development on property and other business primarily due to reserve strengthening within the engineering line of business mainly related to the 2016 to 2019 accident years, and attributable to 2017 and 2020 catastrophe events, partially offset by better than expected loss emergence attributable to the agriculture book of business mainly related to the 2020 accident year.
For the nine months ended September 30, 2022, we recognized $5 million of net favorable prior year reserve development, the principal components of which were:
•$44 million of net favorable prior year development on property and other business primarily due to better than expected loss emergence attributable to 2018 through 2021 catastrophe events, the agriculture line of business mainly related to the 2021 accident year, and the accident and health line of business mainly related to the 2019 through 2021 accident years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
•$17 million of net favorable prior year reserve development on credit and surety business primarily due to better than expected loss emergence mainly related to the 2015, 2016, 2018 and 2019 accidents years.
•$9 million of net favorable prior year reserve development on motor business primarily due to better than expected loss emergence mainly related to the 2018 and 2019 accident years.
•$42 million of net adverse prior year development on professional lines business primarily due to increases in loss estimates attributable to one cedant related to the 2016 to 2018 accident years, and a specific large claim related to the 2017 accident year, and reserve strengthening within the U.S. public D&O and the U.S. proportional books of business related to 2017 and older accident years.
•$23 million of net adverse prior year development on liability business primarily due to worse than expected loss emergence within the U.S. book of business related to the 2016 and older accident years, and increases in loss estimates attributable to specific large claims related to the 2003, 2015, 2018 and 2021 accident years.
For the nine months ended September 30, 2021, we recognized $10 million of net favorable prior year reserve development, the principal components of which were:
•$38 million of net favorable prior year reserve development on motor business primarily due to proportional and non- proportional treaty business mainly related to 2016 and older accident years.
•$8 million of net favorable prior year development on property and other business primarily due to decreases in the loss estimates attributable to specific claims related to the 2009, 2019 and 2020 accident years, better than expected loss emergence attributable to 2017 to 2019 catastrophe events, and the accident and health book of business mainly related to the 2020 accident year, partially offset by reserve strengthening within the engineering line of business mainly related to the 2016 to 2019 accident years, and attributable to 2020 catastrophe events.
•$21 million of net adverse prior year reserve development on liability business primarily due to increases in the loss estimates attributable to specific large claims related to the 2017 accident year and reserve strengthening within the commercial auto liability and U.S. multiline/regional books of business related to the 2018 accident year.
•$14 million of net adverse prior year reserve development on professional lines business primarily due to reserve strengthening within the U.S. and European books of business related to the 2015 through 2018 accident year and increases in the loss estimates attributable to specific large claims related to the 2015 to 2017 accident years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.    EARNINGS PER COMMON SHARE
The following table presents a comparison of earnings per common share and earnings per diluted common share:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Earnings (loss) per common share
Net income (loss)	$(9,384)	$54,948	$174,592	$413,716
Less: Preferred share dividends	7,563	7,563	22,688	22,688
Net income (loss) available (attributable) to common shareholders	(16,947)	47,385	151,904	391,028
Weighted average common shares outstanding	84,660	84,771	84,930	84,684
Earnings (loss) per common share	$(0.20)	$0.56	$1.79	$4.62

Earnings (loss) per diluted common share
Net income (loss) available (attributable) to common shareholders	$(16,947)	$47,385	$151,904	$391,028

Weighted average common shares outstanding	84,660	84,771	84,930	84,684
Share-based compensation plans	—	565	744	507
Weighted average diluted common shares outstanding	84,660	85,336	85,674	85,191

Earnings (loss) per diluted common share	$(0.20)	$0.56	$1.77	$4.59

Weighted average anti-dilutive shares excluded from the dilutive computation	160	477	432	873

     (1) Due to the net loss attributable to common shareholders recognized for the three months ended September 30, 2022, the share equivalents were anti-dilutive.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.    SHARE-BASED COMPENSATION (CONTINUED)
The following table provides details of the significant inputs used in the Monte Carlo simulation model:

Nine months ended September 30,	2022	2021

Expected volatility	33.44%	32.99%
Expected term (in years)	3.0	3.0
Expected dividend yield	n/a	n/a
Risk-free interest rate	1.26%	0.17%

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.    SHARE-BASED COMPENSATION (CONTINUED)
Share-Settled Awards

The following table provides an activity summary of the Company's share-settled restricted stock units for the nine months ended September 30, 2022:

	Share-Settled Performance Restricted Stock Units		Share-Settled Service Restricted Stock Units
	Number of restricted stock units	Weighted average grant date fair value	Number of restricted stock units	Weighted average grant date fair value

Non-vested restricted stock units - beginning of period	311	$54.75	2,062	$51.59
Granted	140	68.63	989	56.11
Vested	(100)	54.70	(682)	52.66
Forfeited	—	—	(180)	53.05
Non-vested restricted stock units - end of period	351	$60.15	2,189	$53.18

Cash-Settled awards

The following table provides an activity summary of the Company's cash-settled restricted stock units for the nine months ended September 30, 2022:

Cash-Settled Service Restricted Stock Units
Number of restricted stock units

Non-vested restricted stock units - beginning of period	215
Granted	—
Vested	(143)
Forfeited	(8)
Non-vested restricted stock units - end of period	64

The following table provides additional information related to share-based compensation:

Nine months ended September 30,	2022	2021

Share-based compensation expense(1)	$43,595	$37,394
Tax benefits associated with share-based compensation expense	$7,468	$6,248
Liability for cash-settled restricted stock units(2)	$4,084	$6,697
Fair value of restricted stock units vested(3)	$49,239	$42,582
Unrecognized share-based compensation expense	$91,810	$95,636
Expected weighted average period associated with the recognition of unrecognized share-based compensation expense	2.5 years	2.6 years

(1) Related to share-settled restricted stock units and cash-settled restricted stock units.
(2) Included in other liabilities in the consolidated balance sheets.
(3) Fair value is based on the closing price of the Company's common shares on the vest date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.    SHAREHOLDERS' EQUITY
The following table presents changes in common shares issued and outstanding:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Shares issued, balance at beginning of period	176,580	176,580	176,580	176,580
Shares issued	—	—	—	—
Total shares issued at end of period	176,580	176,580	176,580	176,580

Treasury shares, balance at beginning of period	(91,925)	(91,813)	(91,806)	(92,227)
Shares repurchased	(6)	(4)	(891)	(201)
Shares reissued	17	10	783	621
Total treasury shares at end of period	(91,914)	(91,807)	(91,914)	(91,807)

Total shares outstanding	84,666	84,773	84,666	84,773

Treasury Shares
The following table presents common shares repurchased from shares held in Treasury:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

In the open market:(1)
Total shares	—	—	634	—
Total cost	$—	$—	$34,987	$—
Average price per share(2)	$—	$—	$55.22	$—

From employees:(3)
Total shares	6	4	257	201
Total cost	$342	$206	$13,688	$10,025
Average price per share(2)	$53.78	$49.91	$53.12	$49.87

Total shares repurchased:
Total shares	6	4	891	201
Total cost	$342	$206	$48,675	$10,025
Average price per share(2)	$53.78	$49.91	$54.61	$49.87

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.    SHAREHOLDERS' EQUITY (CONTINUED)
Dividends
The following table presents dividends declared and paid related to the Company's common and preferred shares:

	Per share data
	Dividends declared	Dividends paid in period of declaration	Dividends paid in period following declaration

Three months ended September 30, 2022
Common shares	$0.43	$—	$0.43
Series E preferred shares	$34.38	$—	$34.38

Three months ended September 30, 2021
Common shares	$0.42	$—	$0.42
Series E preferred shares	$34.38	$—	$34.38
Nine months ended September 30, 2022
Common shares	$1.29	$0.86	$0.43
Series E preferred shares	$103.13	$68.75	$34.38
Nine months ended September 30, 2021
Common shares	$1.26	$0.84	$0.42
Series E preferred shares	$103.13	$68.75	$34.38

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

11.     FEDERAL HOME LOAN BANK ADVANCES

The Company's subsidiaries, AXIS Insurance Company and AXIS Surplus Insurance Company are members of the Federal Home Loan Bank of Chicago ("FHLB").

Members may borrow from the FHLB at competitive rates subject to certain conditions. At September 30, 2022, the Company had admitted assets of approximately $3 billion which provides borrowing capacity of up to approximately $750 million. Conditions of membership include maintaining sufficient collateral deposits for funding, a requirement to maintain member stock at 0.4% of mortgage-related assets at December 31st of the prior year, and a requirement to purchase additional member stock of 2.0% or 4.5% of any amount borrowed.

At September 30, 2022, the Company had $81 million of borrowings under the FHLB program, with maturities in 2023 and interest payable at interest rates between 2.7% and 3.5%. The Company incurred interest expense of $0.6 million for the three months ended September 30, 2022. The borrowings under the FHLB program are secured by investments with a fair value of $90 million.

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

Investments

Refer to Note 3 - 'Investments' for information on the Company's unfunded investment commitments related to the Company's other investment portfolio.

13.    OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the tax effects allocated to each component of other comprehensive income (loss):

	2022			2021
	Before tax amount	Income tax (expense) benefit	Net of tax amount	Before tax amount	Income tax (expense) benefit	Net of Tax Amount

Three months ended September 30,
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	$(393,848)	$(32)	$(393,880)	$(65,321)	$7,143	$(58,178)
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	(10,990)	306	(10,684)	370	—	370
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	108,351	(9,572)	98,779	(16,438)	1,858	(14,580)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(296,487)	(9,298)	(305,785)	(81,389)	9,001	(72,388)
Foreign currency translation adjustment	(12,751)	—	(12,751)	(3,807)	—	(3,807)
Total comprehensive income (loss), net of tax	$(309,238)	$(9,298)	$(318,536)	$(85,196)	$9,001	$(76,195)

Nine months ended September 30,
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	$(1,340,927)	$81,445	$(1,259,482)	$(204,587)	$25,440	$(179,147)
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	(56,577)	3,269	(53,308)	131	—	131
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	255,081	(25,308)	229,773	(94,018)	7,837	(86,181)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(1,142,423)	59,406	(1,083,017)	(298,474)	33,277	(265,197)
Foreign currency translation adjustment	(16,169)	—	(16,169)	924	—	924
Total other comprehensive income (loss), net of tax	$(1,158,592)	$59,406	$(1,099,186)	$(297,550)	$33,277	$(264,273)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.    OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)

The following table presents details of amounts reclassified from accumulated other comprehensive income ("AOCI") to net income (loss):

		Amount reclassified from AOCI(1)
AOCI Components	Consolidated statement of operations line item that includes reclassification adjustment	Three months ended September 30,		Nine months ended September 30,
		2022	2021	2022	2021

Unrealized gains (losses) on available for sale investments
	Other realized gains (losses)	$(101,860)	$16,460	$(248,007)	$94,040
	Impairment losses	(6,491)	(22)	(7,074)	(22)
	Total before tax	(108,351)	16,438	(255,081)	94,018
	Income tax (expense) benefit	9,572	(1,858)	25,308	(7,837)
	Net of tax	$(98,779)	$14,580	$(229,773)	$86,181

(1)     Amounts in parentheses are charges to net income (loss).

14.    RELATED PARTY TRANSACTIONS

At September 30, 2022, the Company has invested $17 million in a Stone Point Credit Corporation bond.

At September 30, 2022, the Company has invested $20 million in co-investments with Gordon Brothers, an affiliate of Stone Point.

15.    REORGANIZATION EXPENSES

For the three and nine months ended September 30, 2022, reorganization expenses were $6 million and $22 million, respectively (2021: $nil), attributable to compensation-related costs associated with the termination of certain employees and software asset impairments, mainly related to the Company's exit from catastrophe and property reinsurance lines of business.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2022 and 2021 and our financial condition at September 30, 2022 and December 31, 2021. This should be read in conjunction with Item 1 'Consolidated Financial Statements' of this report and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021. Tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

THIRD QUARTER 2022 FINANCIAL HIGHLIGHTS

Third Quarter 2022 Consolidated Results of Operations

•Net loss attributable to common shareholders of $17 million, or $(0.20) per common share and diluted common share
•Operating income(1) of $3 million, or $0.03 per diluted common share(1)
•Gross premiums written of $1.7 billion
•Net premiums written of $1.0 billion
•Net premiums earned of $1.3 billion
•Pre-tax catastrophe and weather-related losses, net of reinsurance and reinstatement premiums, of $212 million (Insurance: $113 million and Reinsurance: $99 million), or 16.6 points, primarily attributable to Hurricane Ian.
•Net favorable prior year reserve development of $5 million
•Underwriting loss(2) of $29 million and combined ratio of 104.3%
•Net investment income of $88 million
•Net investment losses of $146 million
•Foreign exchange gains of $136 million
Third Quarter 2022 Consolidated Financial Condition
•Total cash and investments of $15.6 billion; fixed maturities, short-term investments, and cash and cash equivalents comprise 86% of total cash and investments and have an average credit rating of AA-
•Total assets of $27.1 billion
•Reserve for losses and loss expenses of $14.7 billion and reinsurance recoverable on unpaid and paid losses and loss expenses of $5.7 billion
•Debt of $1.3 billion and debt to total capital ratio(3) of 23.2%
•Common shareholders’ equity of $3.8 billion; book value per diluted common share of $43.50

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
We provide our clients and distribution partners with a broad range of risk transfer products and services, and meaningful capacity, backed by excellent financial strength. We manage our portfolio holistically, aiming to construct the optimum portfolio of risks, consistent with our risk appetite and the development of our franchise. We nurture an ethical, entrepreneurial, disciplined and diverse culture that promotes outstanding client service, intelligent risk taking and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a global leader in specialty risks. The execution of our business strategy for the first nine months of 2022 included the following:

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

Outlook

We are committed to leadership in specialty insurance and reinsurance, where we have a depth of talent and expertise. We believe our market positioning, underwriting expertise, best-in-class claims management capabilities and strong relationships with our distributors and clients will provide opportunities for increased profitability, with differences among our lines of business driven by our tactical response to market conditions.

Rates, terms and conditions across virtually all insurance lines continued to be favorable as pricing generally continues to rise, albeit at moderated levels. The industry has observed rising loss cost trends and we expect rate improvement to continue as carriers assess the impact of heightened catastrophe loss activity, financial and social inflation, and geopolitical uncertainty, among other factors. In this market environment, we continue to focus on growth in lines of business and market segments that are adequately priced.

The reinsurance market is experiencing improvements in rates, and terms and conditions. In light of 2022 marking the sixth consecutive year of challenging market loss events, reinsurance carriers are aiming to reduce net volatility and increase profitability, and we expect the hardest market opportunities to be catastrophe and property lines, with improving conditions in specialty and casualty reinsurance lines. While we anticipate pricing to be higher for our own reinsurance purchases, we also expect to see opportunity to drive profitable growth among the specialty and casualty reinsurance lines that we offer.

We are encouraged by the pricing improvements we are seeing across most markets, which we expect will carry through 2023. Where prices deliver adequate profitability, we will look to grow within our risk and volatility guidelines. We believe AXIS is well positioned to drive profitable growth within the current environment with a strengthened book of business, and growing footprint in attractive specialty markets that are seeing the most favorable conditions, we believe AXIS is well positioned to drive profitable growth within the current environment.

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

Underwriting

We are monitoring international sanctions which impact our global operations and were effective March 27, 2022. The impact on gross premiums written for the nine months ended September 30, 2022 of the cancellation of policies with exposures to the Russia-Ukraine war was immaterial. We continue to evaluate opportunities to write business in the region, not including Russia or Ukraine risks, with terms as short as seven days.

We are also closely monitoring cash due from our customers and reinsurers, giving due consideration to the Russia-Ukraine war and associated international sanctions. At September 30, 2022, we considered the potential financial impact of Russia-Ukraine war when determining allowances for expected credit losses for insurance and reinsurance premium balances receivable and reinsurance recoverable balances on unpaid losses and loss expenses. Based on facts and circumstances at that time, we did not adjust allowances for expected credit losses at September 30, 2022. We will continue to monitor the appropriateness of allowances for expected credit losses as new information comes to light. Adjustments to allowances for expected credit losses in subsequent periods could be material.

Reserving

At September 30, 2022, estimated pre-tax net losses attributable to the Russia-Ukraine war were $33 million.

The estimate of net reserves for losses and loss expenses related to the Russia-Ukraine war is subject to significant uncertainty. This uncertainty is driven by the difficulty in performing on-site evaluations, and by the inherent difficulty in making assumptions due to the lack of comparable events, the ongoing nature of the event, and its far-reaching impacts.

While we believe the overall estimate of net reserves for losses and loss expenses is adequate for losses and loss adjustment expenses that have been incurred at September 30, 2022, based on current facts and circumstances, we will continue to monitor the appropriateness of our assumptions as new information comes to light and will adjust the estimate of net reserves for losses and loss adjustment expenses, as appropriate.

Actual losses for this event may ultimately differ materially from current estimates.

Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment' for further information

Investments

At September 30, 2022, we had no direct exposures to Russia or Ukraine within our investments portfolio.

Refer to Item 1A, 'Risk Factors' in our most recent Annual Report on Form 10-K for further information.

Recent Developments

On June 7, 2022, we announced the decision to exit catastrophe and property reinsurance lines of business. This strategic initiative is part of an overall approach to reduce our exposure to volatile catastrophe risk. Reorganization expenses, mainly related to this strategic initiative for the three months ended September 30, 2022 of $6 million, were attributable to compensation-related costs associated with the termination of certain employees and software asset impairments.

CONSOLIDATED RESULTS OF OPERATIONS

	Three months ended September 30,			Nine months ended September 30,
	2022	% Change	2021	2022	% Change	2021

Underwriting revenues:
Gross premiums written	$1,707,808	4%	$1,646,489	$6,455,899	5%	$6,123,156
Net premiums written	1,036,784	4%	996,471	4,166,502	5%	3,979,215
Net premiums earned	1,284,866	6%	1,211,427	3,820,163	10%	3,472,090
Other insurance related income	1,092	(86%)	7,665	9,998	(39%)	16,262
Underwriting expenses:
Net losses and loss expenses	(941,911)	3%	(911,369)	(2,444,196)	7%	(2,292,559)
Acquisition costs	(240,511)	4%	(231,712)	(746,443)	11%	(669,654)
Underwriting-related general and administrative expenses(1)	(132,570)	(2%)	(134,826)	(413,069)	4%	(396,455)
Underwriting income (loss)(2)	(29,034)		(58,815)	226,453		129,684

Net investment income	88,177	(18%)	107,339	271,744	(17%)	326,174
Net investment gains (losses)	(146,458)	nm	10,932	(414,231)	nm	113,868
Corporate expenses(1)	(25,675)	11%	(23,134)	(79,803)	(3%)	(82,365)
Foreign exchange gains	135,660	nm	28,032	236,934	nm	4,316
Interest expense and financing costs	(15,915)	—%	(15,954)	(46,720)	—%	(46,759)
Reorganization expenses	(6,213)	nm	—	(21,941)	nm	—
Amortization of value of business acquired	—	nm	(1,028)	—	nm	(3,083)
Amortization of intangible assets	(2,729)	(13%)	(3,149)	(8,188)	(11%)	(9,163)
Income (loss) before income taxes and interest in income (loss) of equity method investments	(2,187)		44,223	164,248		432,672
Income tax (expense) benefit	363	nm	(1,186)	5,304	nm	(49,827)
Interest in income (loss) of equity method investments	(7,560)	nm	11,911	5,040	(84%)	30,871
Net income (loss)	(9,384)		54,948	174,592		413,716
Preferred share dividends	(7,563)	—%	(7,563)	(22,688)	—%	(22,688)
Net income (loss) available (attributable) to common shareholders	$(16,947)		$47,385	$151,904		$391,028

nm – not meaningful is defined as a variance greater than +/-100%
(1)Underwriting-related general and administrative expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most comparable GAAP financial measure, also included corporate expenses of $25,675 and $23,134 for the three months ended September 30, 2022 and 2021, respectively, and $79,803 and $82,365 for the nine months ended September 30, 2022 and 2021, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for further details on corporate expenses. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures Reconciliation' for further details.
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

Underwriting Revenues

Underwriting revenues by segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2022	% Change	2021	2022	% Change	2021

Gross premiums written:
Insurance	$1,317,890	12%	$1,176,500	$4,114,776	16%	$3,548,169
Reinsurance	389,918	(17%)	469,989	2,341,123	(9%)	2,574,987
Total gross premiums written	$1,707,808	4%	$1,646,489	$6,455,899	5%	$6,123,156

Percent of gross premiums ceded
Insurance	41%	1 pt	40%	40%	— pt	40%
Reinsurance	34%	(5 pts)	39%	28%	— pt	28%
Total percent of gross premiums ceded	39%	(1 pt)	40%	36%	1 pt	35%

Net premiums written:
Insurance	$777,789	10%	$707,492	$2,491,120	17%	$2,128,190
Reinsurance	258,995	(10%)	288,979	1,675,382	(9%)	1,851,025
Total net premiums written	$1,036,784	4%	$996,471	$4,166,502	5%	$3,979,215

Net premiums earned:
Insurance	$782,101	15%	$681,008	$2,303,640	19%	$1,928,970
Reinsurance	502,765	(5%)	530,419	1,516,523	(2%)	1,543,120
Total net premiums earned	$1,284,866	6%	$1,211,427	$3,820,163	10%	$3,472,090

Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment' for further details on underwriting revenues.

Combined Ratio

The components of the combined ratio were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2022	% Point Change	2021	2022	% Point Change	2021

Current accident year loss ratio, excluding catastrophe and weather-related losses	57.1%	1.7	55.4%	55.5%	0.1	55.4%
Catastrophe and weather-related losses ratio	16.6%	(4.1)	20.7%	8.9%	(2.4)	11.3%
Current accident year loss ratio	73.7%	(2.4)	76.1%	64.4%	(2.3)	66.7%
Prior year reserve development ratio	(0.4%)	0.5	(0.9%)	(0.4%)	0.3	(0.7%)
Net losses and loss expenses ratio	73.3%	(1.9)	75.2%	64.0%	(2.0)	66.0%
Acquisition cost ratio	18.7%	(0.4)	19.1%	19.5%	0.2	19.3%
General and administrative expense ratio(1)	12.3%	(0.8)	13.1%	12.9%	(0.9)	13.8%
Combined ratio	104.3%	(3.1)	107.4%	96.4%	(2.7)	99.1%

(1) The general and administrative expense ratio included corporate expenses not allocated to underwriting segments of 2.0% and 1.9% for the three months ended September 30, 2022 and 2021, respectively, and 2.1% and 2.4% for the nine months ended September 30, 2022 and 2021, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for further details.

Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment' for further details on underwriting expenses.

RESULTS BY SEGMENT

Insurance Segment

Results for the insurance segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2022	% Change	2021	2022	% Change	2021

Revenues:
Gross premiums written	$1,317,890	12%	$1,176,500	$4,114,776	16%	$3,548,169
Net premiums written	777,789	10%	707,492	2,491,120	17%	2,128,190
Net premiums earned	782,101	15%	681,008	2,303,640	19%	1,928,970
Other insurance related income	151	(68%)	468	470	(67%)	1,435

Expenses:
Current accident year net losses and loss expenses	(521,564)		(448,099)	(1,358,981)		(1,145,104)
Prior year reserve development	2,558		5,418	12,396		13,351
Acquisition costs	(139,436)		(123,529)	(422,979)		(348,172)
Underwriting-related general and administrative expenses	(108,072)		(104,905)	(330,598)		(307,777)

Underwriting income	$15,738		$10,361	$203,948		$142,703

Ratios:		% Point Change			% Point Change
Current accident year loss ratio, excluding catastrophe and weather-related losses	52.6%	1.8	50.8%	51.6%	—	51.6%
Catastrophe and weather-related losses ratio	14.1%	(0.9)	15.0%	7.4%	(0.4)	7.8%
Current accident year loss ratio	66.7%	0.9	65.8%	59.0%	(0.4)	59.4%
Prior year reserve development ratio	(0.3%)	0.5	(0.8%)	(0.5%)	0.2	(0.7%)
Net losses and loss expenses ratio	66.4%	1.4	65.0%	58.5%	(0.2)	58.7%
Acquisition cost ratio	17.8%	(0.3)	18.1%	18.4%	0.4	18.0%
Underwriting-related general and administrative expense ratio	13.8%	(1.6)	15.4%	14.3%	(1.7)	16.0%
Combined ratio	98.0%	(0.5)	98.5%	91.2%	(1.5)	92.7%

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended September 30,					Nine months ended September 30,
	2022		2021		% Change	2022		2021		% Change

Property	$282,242	22%	$273,548	24%	3%	$953,529	23%	$855,759	24%	11%
Marine	108,215	8%	87,463	7%	24%	433,718	11%	389,472	11%	11%
Terrorism	15,295	1%	14,167	1%	8%	52,456	1%	46,250	1%	13%
Aviation	32,446	2%	32,954	3%	(2%)	85,256	2%	83,098	2%	3%
Credit and political risk	47,483	4%	27,651	2%	72%	142,068	3%	108,242	3%	31%
Professional lines	499,441	38%	465,576	40%	7%	1,431,582	35%	1,267,105	36%	13%
Liability	266,615	20%	228,497	19%	17%	826,318	20%	663,272	19%	25%
Accident and health	66,153	5%	46,644	4%	42%	189,849	5%	134,971	4%	41%
Total	$1,317,890	100%	$1,176,500	100%	12%	$4,114,776	100%	$3,548,169	100%	16%

Gross premiums written for the three months ended September 30, 2022 increased by $141 million, or 12% ($164 million, or 14%, on a constant currency basis(1)), compared to the three months ended September 30, 2021. The increase was primarily attributable to liability, professional lines, marine, credit and political risk, accident and health, and property lines.

The increases in professional lines and property lines were driven by new business and favorable rate changes. The increases in liability and marine lines were associated with favorable rate changes. The increases in accident and health, and credit and political risk lines were due to new business.

Gross premiums written for the nine months ended September 30, 2022 increased by $567 million, or 16% ($609 million, or 17%, on a constant currency basis), compared to the nine months ended September 30, 2021. The increase was primarily attributable to professional lines, liability, property, accident and health, marine, and credit and political risk lines driven by new business and favorable rate changes.

Ceded Premiums Written

Ceded premiums written for the three months ended September 30, 2022 was $540 million, or 41%, of gross premiums written, compared to $469 million, or 40%, of gross premiums written for the three months ended September 30, 2021. The increase in ceded premiums written of $71 million, or 15%, was primarily driven by increases in liability, property, professional lines, and credit and political risk lines.

The increases in liability, professional lines, and credit and political risk lines reflected the increase in gross premiums written for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase in property lines was attributable to a new quota share treaty and to the restructuring of a significant existing quota share treaty.

Ceded premiums written for the nine months ended September 30, 2022 was $1,624 million, or 40%, of gross premiums written, compared to $1,420 million, or 40%, of gross premiums written for the nine months ended September 30, 2021. The increase in ceded premiums written of $204 million, or 14%, was primarily driven by increases in liability, property, and professional lines, and credit and political risk lines.

The increases in liability, property, and professional lines, and credit and political risk lines reflected the increase in gross premiums written for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase in property lines was also attributable to a new quota share treaty and to the restructuring of a significant existing quota share treaty.

(1) Amounts presented on a constant currency basis are non-GAAP financial measures as defined in Item 10 (e) of SEC Regulation S-K. The constant currency basis is calculated by applying the average foreign exchange rate from the current year to the prior year balance.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended September 30,					Nine months ended September 30,
	2022		2021		% Change	2022		2021		% Change

Property	$173,040	22%	$169,896	25%	2%	$521,007	23%	$486,798	25%	7%
Marine	97,578	12%	89,700	13%	9%	285,210	12%	261,574	14%	9%
Terrorism	14,100	2%	13,303	2%	6%	37,006	2%	38,055	2%	(3%)
Aviation	21,541	3%	21,105	3%	2%	65,327	3%	62,233	3%	5%
Credit and political risk	26,186	3%	22,156	3%	18%	75,678	3%	65,926	3%	15%
Professional lines	286,988	37%	236,518	35%	21%	845,487	37%	651,794	34%	30%
Liability	114,525	15%	90,258	13%	27%	333,433	14%	253,499	13%	32%
Accident and health	48,143	6%	38,072	6%	26%	140,492	6%	109,091	6%	29%
Total	$782,101	100%	$681,008	100%	15%	$2,303,640	100%	$1,928,970	100%	19%

Net premiums earned for the three months ended September 30, 2022 increased by $101 million, or 15%, ($119 million, or 17%, on a constant currency basis), compared to the three months ended September 30, 2021. The increase was primarily driven by increases in gross premiums earned in professional lines, liability, and accident and health lines, partially offset by increases in ceded premiums earned in liability and professional lines.

Net premiums earned for the nine months ended September 30, 2022 increased by $375 million, or 19%, ($394 million, or 20%, on a constant currency basis), compared to the nine months ended September 30, 2021. The increase was primarily driven by increases in gross premiums earned in professional lines, liability, property, marine, and accident and health lines, partially offset by increases in ceded premiums earned in professional lines, liability, and property lines.

Loss Ratio

The components of the loss ratio were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2022	% Point Change	2021	2022	% Point Change	2021

Current accident year loss ratio	66.7%	0.9	65.8%	59.0%	(0.4)	59.4%
Prior year reserve development ratio	(0.3%)	0.5	(0.8%)	(0.5%)	0.2	(0.7%)
Loss ratio	66.4%	1.4	65.0%	58.5%	(0.2)	58.7%

Current Accident Year Loss Ratio

The current accident year loss ratio increased to 66.7% for the three months ended September 30, 2022, from 65.8% for the three months ended September 30, 2021. During the three months ended September 30, 2022, catastrophe and weather-related losses, were $113 million, or 14.1 points, attributable to Hurricane Ian and other events. Comparatively, during the three months ended September 30, 2021, catastrophe and weather-related losses were $105 million, or 15.0 points.

The current accident year loss ratio decreased to 59.0% for the nine months ended September 30, 2022, from 59.4% for the nine months ended September 30, 2021. The decrease in current accident year loss ratio for three months ended September 30, 2022, compared to the same period in 2021, was impacted by a lower level of catastrophe and weather-related losses. During the nine months ended September 30, 2022, catastrophe and weather-related losses were $174 million, or 7.4 points, primarily attributable to Hurricane Ian, Russia-Ukraine war, Eastern Australia floods, South Africa floods, and other weather-related events. During the nine months ended September 30, 2022, catastrophe and weather-related losses included $20 million, or 0.9 points, attributable to the Russia-Ukraine war. Comparatively, during the nine months ended September 30, 2021, catastrophe and weather-related losses were $152 million, or 7.8 points.

After adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio increased to 52.6% for the three months ended September 30, 2022, from 50.8% for the three months ended September 30, 2021. The increase in the current accident year loss ratio, after adjusting for the impact of the catastrophe and weather-related losses was principally due to actions taken in liability lines related to program business, elevated experience in marine and property lines, and changes in business mix associated with the increase in professional lines and liability business written in recent periods.

After adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio was 51.6% for the nine months ended September 30, 2022 and 2021. The current accident year loss ratio, after adjusting for the impact of the catastrophe and weather-related losses was comparable to the prior year principally due to changes in business mix associated with the increase in professional lines and liability business written in recent periods, offset by the impact of favorable pricing over loss trends in most lines of business.

Prior Year Reserve Development

Refer to Item 1, Note 6 to the Consolidated Financial Statements 'Reserve for losses and loss expenses' for details on the reserve classes, the expected claims tails and prior year development.

Acquisition Cost Ratio

The acquisition cost ratio decreased to 17.8% for the three months ended September 30, 2022, from 18.1% for the three months ended September 30, 2021, primarily related to changes in business mix attributable to the decrease in program business in property lines written in recent periods and an increase in ceding commission in property lines, partially offset by an increase in variable acquisition costs associated with professional lines and a decrease in ceding commission in professional lines.

The acquisition cost ratio increased to 18.4% for the nine months ended September 30, 2022, from 18.0% for the nine months ended September 30, 2021, primarily related to an increase in variable acquisition costs associated with professional lines, partially offset by changes in business mix attributable to the decrease in program business in property lines written in recent periods.

Underwriting-Related General and Administrative Expense Ratio

The underwriting-related general and administrative expense ratio decreased to 13.8% for the three months ended September 30, 2022, from 15.4% for the three months ended September 30, 2021, mainly driven by an increase in net premiums earned, partially offset by an increase in travel costs.

The underwriting-related general and administrative expense ratio decreased to 14.3% for the nine months ended September 30, 2022, from 16.0% for the nine months ended September 30, 2021, mainly driven by an increase in net premiums earned, partially offset by an increase in personnel costs, performance-related compensation costs, and travel costs.

Reinsurance Segment

Results from the reinsurance segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2022	% Change	2021	2022	% Change	2021

Revenues:
Gross premiums written	$389,918	(17%)	$469,989	$2,341,123	(9%)	$2,574,987
Net premiums written	258,995	(10%)	288,979	1,675,382	(9%)	1,851,025
Net premiums earned	502,765	(5%)	530,419	1,516,523	(2%)	1,543,120
Other insurance related income	941	(87%)	7,197	9,528	(36%)	14,827

Expenses:
Current accident year net losses and loss expenses	(425,082)		(474,282)	(1,102,847)		(1,170,593)
Prior year reserve development	2,177		5,594	5,236		9,787
Acquisition costs	(101,075)		(108,183)	(323,464)		(321,482)
Underwriting-related general and administrative expenses	(24,498)		(29,921)	(82,471)		(88,678)

Underwriting income (loss)	$(44,772)		$(69,176)	$22,505		$(13,019)
Ratios:		% Point Change			% Point Change
Current accident year loss ratio, excluding catastrophe and weather-related losses	64.2%	2.8	61.4%	61.6%	1.4	60.2%
Catastrophe and weather-related losses ratio	20.3%	(7.7)	28.0%	11.1%	(4.6)	15.7%
Current accident year loss ratio	84.5%	(4.9)	89.4%	72.7%	(3.2)	75.9%
Prior year reserve development ratio	(0.4%)	0.6	(1.0%)	(0.3%)	0.4	(0.7%)
Net losses and loss expenses ratio	84.1%	(4.3)	88.4%	72.4%	(2.8)	75.2%
Acquisition cost ratio	20.1%	(0.3)	20.4%	21.3%	0.5	20.8%
Underwriting-related general and administrative expense ratio	4.9%	(0.7)	5.6%	5.4%	(0.4)	5.8%
Combined ratio	109.1%	(5.3)	114.4%	99.1%	(2.7)	101.8%

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended September 30,					Nine months ended September 30,
	2022		2021		% Change	2022		2021		% Change

Catastrophe	$21,227	5%	$88,396	18%	(76%)	$221,700	10%	$472,441	17%	(53%)
Property	2,173	1%	38,584	8%	(94%)	98,882	4%	209,364	8%	(53%)
Credit and surety	53,944	14%	55,807	12%	(3%)	234,692	10%	176,441	7%	33%
Professional lines	27,575	7%	24,279	5%	14%	334,210	14%	303,932	12%	10%
Motor	22,035	6%	12,151	3%	81%	209,563	9%	275,455	11%	(24%)
Liability	156,500	40%	166,085	35%	(6%)	630,921	27%	617,975	24%	2%
Engineering	(984)	—%	(660)	—%	49%	9,525	—%	(5,590)	—%	nm
Agriculture	39,312	10%	11,992	3%	nm	117,108	5%	75,306	3%	56%
Marine and aviation	8,823	2%	12,428	3%	(29%)	84,506	4%	70,484	3%	20%
Accident and health	59,313	15%	60,927	13%	(3%)	400,016	17%	379,179	15%	5%
Total	$389,918	100%	$469,989	100%	(17%)	$2,341,123	100%	$2,574,987	100%	(9%)

nm – not meaningful

Gross premiums written for the three months ended September 30, 2022, decreased by $80 million, or 17% ($74 million, or 16%, on a constant currency basis), compared to the three months ended September 30, 2021. The decrease was primarily attributable to catastrophe, property and liability lines, partially offset by increases in agriculture and motor lines.

The decreases in catastrophe and property lines were largely driven by non-renewals and decreased line sizes following the decision to exit these lines of business in June 2022. The decrease in liability lines was due to non-renewals, decreased line sizes and a lower level of premium adjustments associated with favorable market conditions in the current year compared to the prior year.

The increases in agriculture and motor lines were driven by new business. In addition, the increase in agriculture lines was due to the timing of the renewal of several contracts and the increase in motor lines was due premium adjustments.

Gross premiums written for the nine months ended September 30, 2022, decreased by $234 million or 9% ($187 million, or 7%, on a constant currency basis), compared to the nine months ended September 30, 2021. The decrease was primarily attributable to catastrophe, property and motor lines, partially offset by increases in credit and surety, agriculture, professional lines, accident and health, engineering, marine and aviation, and liability lines.

The decreases in catastrophe and property lines were largely driven by non-renewals and decreased line sizes associated with repositioning the portfolio together with the decision to exit these lines of business in June 2022. The decrease in motor lines was due to non-renewals and decreased line sizes mainly associated with repositioning the portfolio. In addition, the decrease in motor lines was attributable to the timing of the renewals of two significant contracts.

The increases in credit and surety, agriculture, professional lines, accident and health, and liability lines were driven by new business.

The increase in credit and surety lines was also due to premium adjustments related to significant contracts. The increase in professional lines was also due to favorable market conditions and increased line sizes on several contracts. The increase in liability lines was also due to favorable market conditions, partially offset by non-renewals, decreased line sizes and a lower level of premium adjustments associated with favorable market conditions in the current year compared to the prior year.

The increase in engineering lines was associated with premium adjustments related to significant contracts.

The increase in marine and aviation lines was attributable to new marine business.

Ceded Premiums Written
Ceded premiums written for the three months ended September 30, 2022, was $131 million, or 34%, of gross premiums written, compared to $181 million, or 39%, of gross premiums written for the three months ended September 30, 2021.

The decrease in ceded premiums written of $50 million, or 28%, was primarily driven by a decrease in catastrophe lines, partially offset by increases in motor, and marine and aviation lines.

The decrease in catastrophe lines reflected the decrease in gross premiums written for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, partially offset by an increase in costs associated with the purchase of catastrophe bond protection. The increase in motor lines was attributable to the restructuring of two significant quota share retrocessional treaties with strategic capital partners. The increase in marine and aviation lines was attributable to the timing of the renewal of a significant excess of loss retrocessional treaty.

Ceded premiums written for the nine months ended September 30, 2022, was $666 million, or 28%, of gross premiums written, compared to $724 million, or 28%, of gross premiums written for the nine months ended September 30, 2021.

The decrease in ceded premiums written of $58 million, or 8%, was primarily driven by a decrease in catastrophe lines, partially offset by increases in professional lines, motor, credit and surety, and liability lines.

The decrease in catastrophe lines reflected the decrease in gross premiums written for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, and a decrease in premiums ceded to strategic capital partners due to the restructuring of several quota share retrocessional treaties.

The increase in professional lines was due to premiums ceded to new quota share retrocessional treaties with a strategic capital partner and the restructuring of significant quota share retrocessional treaties. The increases in motor and liability lines were associated with the restructuring of several significant quota share retrocessional treaties. The increase in credit and surety lines was attributable to the increase in gross premiums written for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, premium adjustments and the restructuring of an existing significant quota share retrocessional treaty.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended September 30,					Nine months ended September 30,
	2022		2021		% Change	2022		2021		% Change

Catastrophe	$31,710	6%	$55,226	10%	(43%)	$130,889	7%	$196,746	12%	(33%)
Property	28,323	6%	59,686	11%	(53%)	104,964	7%	178,274	12%	(41%)
Credit and surety	45,126	9%	43,304	8%	4%	138,326	9%	116,276	8%	19%
Professional lines	62,472	12%	54,977	10%	14%	181,540	12%	167,329	11%	8%
Motor	46,619	9%	65,821	12%	(29%)	147,246	10%	188,823	12%	(22%)
Liability	126,858	25%	116,263	22%	9%	361,540	24%	315,382	20%	15%
Engineering	4,129	1%	8,265	2%	(50%)	24,543	2%	21,704	1%	13%
Agriculture	40,106	8%	24,590	5%	63%	84,058	6%	56,890	4%	48%
Marine and aviation	19,266	4%	18,680	4%	3%	57,332	4%	44,312	3%	29%
Accident and health	98,156	20%	83,607	16%	17%	286,085	19%	257,384	17%	11%
Total	$502,765	100%	$530,419	100%	(5%)	$1,516,523	100%	$1,543,120	100%	(2%)

Net premiums earned for the three months ended September 30, 2022, decreased by $28 million, or 5% ($nil, or —%, on a constant currency basis), compared to the three months ended September 30, 2021. The decrease was primarily driven by decreases in gross premiums earned in catastrophe, property, and motor lines, partially offset by a decrease in ceded premiums earned in catastrophe lines and increases in gross premiums earned in agriculture, accident and health, and liability lines.

Net premiums earned for the nine months ended September 30, 2022, decreased by $27 million or 2% (increased by $25 million, or 2%, on a constant currency basis), compared to the nine months ended September 30, 2021. The decrease was primarily driven by decreases in gross premiums earned in catastrophe, property, and motor lines, partially offset by a decrease in ceded premiums earned in catastrophe lines and increases in gross premiums earned in liability, credit and surety, accident and health, professional lines, and agriculture lines.

Other Insurance Related Income (Loss)

Other insurance related income of $1 million and $10 million for the three and nine months ended September 30, 2022, respectively, compared to $7 million and $15 million for the three and nine months ended September 30, 2021, respectively, was primarily associated with fees related to arrangements with strategic capital partners.

Loss Ratio

The components of the loss ratio were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2022	% Point Change	2021	2022	% Point Change	2021

Current accident year loss ratio	84.5%	(4.9)	89.4%	72.7%	(3.2)	75.9%
Prior year reserve development ratio	(0.4%)	0.6	(1.0%)	(0.3%)	0.4	(0.7%)
Loss ratio	84.1%	(4.3)	88.4%	72.4%	(2.8)	75.2%

Current Accident Year Loss Ratio

The current accident year loss ratio decreased to 84.5% for the three months ended September 30, 2022 from 89.4% for the three months ended September 30, 2021. The current accident year loss ratio for three months ended September 30, 2022, compared to the same period in 2021, was impacted by a lower level of catastrophe and weather-related losses. During the three months ended September 30, 2022, catastrophe and weather-related losses, were $99 million, or 20.3 points, primarily attributable to Hurricane Ian, an increase of $23 million in the net loss estimate attributable to June European Convective Storms consistent with an updated industry insured loss estimate, and other weather-related events. Comparatively, during the three months ended September 30, 2021, catastrophe and weather-related losses, were $145 million, or 28.0 points.

The current accident year loss ratio decreased to 72.7% for the nine months ended September 30, 2022 from 75.9% for the nine months ended September 30, 2021. The current accident year loss ratio for three months ended September 30, 2022, compared to the same period in 2021, was impacted by a lower level of catastrophe and weather-related losses. During the nine months ended September 30, 2022, catastrophe and weather-related losses, were $166 million, or 11.1 points, primarily attributable to Hurricane Ian, June European Convective Storms, Russia-Ukraine war, South Africa floods, Eastern Australia floods and other weather-related events. During the nine months ended September 30, 2022, catastrophe and weather-related losses included $13 million, or 0.9 points, attributable to the Russia-Ukraine war. Comparatively, during the nine months ended September 30, 2021, catastrophe and weather-related losses, were $237 million or 15.7 points.

After adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio increased to 64.2% for the three months ended September 30, 2022, from 61.4% for the three months ended September 30, 2021. The increase in the current accident year loss ratio after adjusting for the impact of catastrophe and weather-related losses was principally due to changes in business mix associated with the decrease in catastrophe business written in recent periods.

After adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio increased to 61.6% for the nine months ended September 30, 2022, from 60.2% for the nine months ended September 30, 2021. The increase in the current accident year loss ratio after adjusting for the impact of catastrophe and weather-related losses was principally due to changes in business mix associated with the decrease in catastrophe business written in recent periods.

Prior Year Reserve Development

Refer to Item 1, Note 6 to the Consolidated Financial Statements 'Reserve for losses and loss expenses' for details on the reserve classes, the expected claims tails and prior year development.

Acquisition Cost Ratio

The acquisition cost ratio decreased to 20.1% for the three months ended September 30, 2022, from 20.4% for the three months ended September 30, 2021, primarily related adjustments attributable to loss-sensitive features driven by increased loss performance mainly in credit and surety, motor, and accident and health lines together with the impact of retrocessional contracts, largely offset by changes in business mix driven by the decrease in catastrophe lines of business written in recent periods and the increase in liability, professional lines, and accident and health lines of business written in recent periods, together with higher costs associated with professional lines, and accident and health lines mainly due to more proportional business being written in the recent periods.

The acquisition cost ratio increased to 21.3% for the nine months ended September 30, 2022, from 20.8% for the nine months ended September 30, 2021, primarily related to changes in business mix driven by the decrease in catastrophe lines of business written in recent periods and the increase in liability, professional lines, and accident and health lines of business written in recent periods, together with higher costs associated with professional lines, and accident and health lines mainly due to more proportional business being written in the recent periods, partially offset by the impact of retrocessional contracts.

Underwriting-Related General and Administrative Expense Ratio

The underwriting-related general and administrative expense decreased to 4.9% and 5.4% for the three and nine months ended September 30, 2022, respectively, from 5.6% and 5.8% for the three and nine months ended September 30, 2021, respectively, mainly driven by a decrease in personnel costs related to our exit from catastrophe and property reinsurance lines of business, and performance-related compensation costs, partially offset by a decrease in net premiums earned and a decrease in fees related to arrangements with strategic capital partners.

NET INVESTMENT INCOME AND NET INVESTMENT GAINS (LOSSES)

Net Investment Income

Net investment income from our cash and investment portfolio by major asset class was as follows:

	Three months ended September 30,			Nine months ended September 30,
	2022	% Change	2021	2022	% Change	2021

Fixed maturities	$87,364	37%	$63,712	$224,780	16%	$194,426
Other investments	(7,576)	nm	41,695	32,801	(74%)	124,941
Equity securities	2,490	(9%)	2,724	7,349	(12%)	8,322
Mortgage loans	6,256	41%	4,426	15,323	18%	12,967
Cash and cash equivalents	5,350	nm	692	10,147	nm	3,645
Short-term investments	1,004	nm	391	1,571	nm	590
Gross investment income	94,888	(17%)	113,640	291,971	(15%)	344,891
Investment expense	(6,711)	7%	(6,301)	(20,227)	8%	(18,717)
Net investment income	$88,177	(18%)	$107,339	$271,744	(17%)	$326,174

Pre-tax yield:(1)
Fixed maturities	2.7%		2.1%	2.4%		2.2%

nm - not meaningful
(1) Pre-tax yield is calculated by dividing annualized net investment income by the average month-end amortized cost balances.

Fixed Maturities

Net investment income attributable to fixed maturities for the three and nine months ended September 30, 2022, was $87 million and $225 million, respectively, compared to net investment income of $64 million and $194 million for the three and nine months ended September 30, 2021, respectively. The increase for the three and nine months ended September 30, 2022, compared to the same period in 2021, was due to higher yields.

Other Investments

Net investment income from other investments was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Hedge, direct lending, private equity and real estate funds	$(7,565)	$38,833	$31,170	$101,283
Other privately held investments	(901)	2,096	(1,285)	20,639
CLO-Equities	890	766	2,916	3,019
Net investment income (loss) from other investments	$(7,576)	$41,695	$32,801	$124,941

Pre-tax return on other investments(1)	(0.8%)	4.8%	3.4%	15.0%

(1)The pre-tax return on other investments is calculated by dividing total net investment income from other investments (non-annualized) by the average month-end fair value balances held for the periods indicated.

Net investment income (loss) attributable to other investments for the three and nine months ended September 30, 2022, was $(8) million and $33 million, respectively, compared to net investment income of $42 million and $125 million, respectively, for the three and nine months ended September 30, 2021. The decrease for the three months ended September 30, 2022, compared to the same period in 2021, was primarily due to lower gains from private equity, real estate funds and direct lending. The decrease for the nine months ended September 30, 2022, compared to the same period in 2021, was primarily due to lower gains from direct lending, private equity, hedge funds and other privately held investments.

Net Investment Gains (Losses)

Net investment gains (losses) were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

On sale of investments:
Fixed maturities and short-term investments	$(98,926)	$16,830	$(238,124)	$94,458
Equity securities	6,819	4	6,594	4,890
	(92,107)	16,834	(231,530)	99,348
Change in allowance for expected credit losses	(3,210)	(315)	(10,191)	(76)
Impairment losses (1)	(6,491)	(22)	(7,074)	(22)
Change in fair value of investment derivatives	4,400	2,486	11,463	3,388
Net unrealized gains (losses) on equity securities	(49,050)	(8,051)	(176,899)	11,230
Net investment gains (losses)	$(146,458)	$10,932	$(414,231)	$113,868

(1)Related to instances where we intend to sell securities, or it is more likely than not that we will be required to sell securities before their anticipated recovery.

Net investment losses for the three months ended September 30, 2022 were $146 million, compared to net investment gains of $11 million for the three months ended September 30, 2021. For the three months ended September 30, 2022, the net investment losses were primarily due to net realized losses on the sale of corporate debt, U.S government and Agency RMBS and net unrealized losses on equity securities. For the three months ended September 30, 2021, the net investment gains were primarily due to net realized gains on the sale of corporate debt and U.S government securities, partially offset by net unrealized losses on equity securities.

Net investment losses for the nine months ended September 30, 2022 were $414 million, compared to net investment gains of $114 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, the net investment losses were primarily due to net realized losses on the sale of corporate debt, U.S government and Agency RMBS and net unrealized losses on equity securities. For the nine months ended September 30, 2021, the net investment gains were primarily due to net realized gains on the sale of corporate debt and CMBS, and net unrealized gains on equity securities.

On Sale of Investments

Generally, sales of individual securities occur when there are changes in the relative value, credit quality or duration of a particular issue. We may also sell securities to re-balance our investment portfolio in order to change exposure to particular asset classes or sectors.

Impairment Losses

The impairment losses for the three and nine months ended September 30, 2022 were $6 million and $7 million, respectively, compared to impairment losses of $nil for the three and nine months ended September 30, 2021.

Change in Fair Value of Investment Derivatives

From time to time, we economically hedge foreign exchange exposure with derivative contracts.

For the three and nine months ended September 30, 2022, we recorded gains of $4 million and $11 million, respectively, related to foreign exchange contracts. For the three and nine months ended September 30, 2021, we recorded gains of $2 million and $3 million, respectively, related to foreign exchange contracts.

Total Return

Total return on cash and investments was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Net investment income	$88,177	$107,339	$271,744	$326,174
Net investments gains (losses)	(146,458)	10,932	(414,231)	113,868
Change in net unrealized gains (losses) on fixed maturities (1)	(296,487)	(81,389)	(1,142,423)	(298,474)
Interest in income of equity method investments	(7,560)	11,911	5,040	30,871
Total	$(362,328)	$48,793	$(1,279,870)	$172,439

Average cash and investments(2)	$15,824,697	$16,340,392	$16,003,712	$15,997,691

Total return on average cash and investments, pre-tax:
Including investment related foreign exchange movements	(2.3%)	0.3%	(8.0%)	1.1%
Excluding investment related foreign exchange movements(3)	(1.8%)	0.5%	(6.8%)	1.3%

(1)Change in net unrealized gains (losses) on fixed maturities is calculated by taking net unrealized gains (losses) at period end less net unrealized gains (losses) at the prior period end.
(2)The average cash and investments balance is calculated by taking the average of the period end fair value balances.
(3)Pre-tax total return on cash and investments excluding foreign exchange movements is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to pre-tax total return on cash and investments, the most comparable GAAP financial measure, included foreign exchange (losses) gains of $(83) million and $(30) million for the three months ended September 30, 2022 and 2021, respectively, and foreign exchange (losses) gains of $(189) million and $(35) million for the nine months ended September 30, 2022 and 2021, respectively.

OTHER EXPENSES (REVENUES), NET

The following table provides a summary of other expenses (revenues), net:

	Three months ended September 30,			Nine months ended September 30,
	2022	% Change	2021	2022	% Change	2021

Corporate expenses	$25,675	11%	$23,134	$79,803	(3%)	$82,365
Foreign exchange gains	(135,660)	nm	(28,032)	(236,934)	nm	(4,316)
Interest expense and financing costs	15,915	—%	15,954	46,720	—%	46,759
Income tax expense (benefit)	(363)	nm	1,186	(5,304)	nm	49,827
Total	$(94,433)		$12,242	$(115,715)		$174,635

nm – not meaningful

Corporate Expenses

Corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company.

As a percentage of net premiums earned, corporate expenses were 2.0% for the three months ended September 30, 2022, compared to 1.9% for the three months ended September 30, 2021 due to an increase in personnel costs, largely offset by an increase of net premiums earned.

As a percentage of net premiums earned, corporate expenses were 2.1% for the nine months ended September 30, 2022, compared to 2.4% for the nine months ended September 30, 2021 due to an increase of net premiums earned.

Foreign Exchange Losses (Gains)

Some of our business is written in currencies other than the U.S. dollar.

Foreign exchange gains of $136 million for the three months ended September 30, 2022 were mainly driven by the impact of the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling and euro.

Foreign exchange gains of $237 million for the nine months ended September 30, 2022 were mainly driven by the impact of the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling and euro.

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

Interest Expense and Financing Costs

Interest expense and financing costs are related to interest due on Federal Home Loan advances ("FHLB advances") received in the three months ended September 30, 2022, the 5.150% senior unsecured notes ("5.150% Senior Notes") issued in 2014, the 4.000% senior unsecured notes ("4.000% Senior Notes") issued in 2017, the 3.900% senior unsecured notes ("3.900% Senior Notes") and the 4.900% fixed-rate reset junior subordinated notes ("Junior Subordinated Notes") issued in 2019.

Interest expense and financing costs were $16 million and $47 million for the three and nine months ended September 30, 2022, respectively.

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

The tax expense (benefit) of $nil for the three months ended September 30, 2022 was principally due to the generation of pre-tax losses in our U.S. and U.K operations, and the revaluation of the net deferred tax liability associated with the increase in the U.K. tax rate to 25% from 19%, effective 2023, partially offset by an increase in the valuation allowance on deferred tax assets in Europe.

The tax benefit of $5 million for the nine months ended September 30, 2022 was principally due to the revaluation of net operating loss deferred tax assets associated with the increase in the U.K. tax rate to 25% from 19%, effective 2023, and the generation of pre-tax losses in our U.S. operations, partially offset by an increase in the valuation allowance on deferred tax assets in Europe.

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

FINANCIAL MEASURES

We believe the following financial indicators are important in evaluating performance and measuring the overall growth in value generated for common shareholders:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Annualized return on average common equity(1)	(1.7%)	3.9%	4.7%	10.9%
Annualized operating return on average common equity(2)	0.3%	0.1%	10.2%	7.1%
Book value per diluted common share(3)	$43.50	$54.86	$43.50	$54.86
Cash dividends declared per common share	$0.43	$0.42	$1.29	$1.26
Increase (decrease) in book value per diluted common share adjusted for dividends	$(3.69)	$(0.22)	$(10.99)	$1.03

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

The decrease in ROACE for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was primarily driven by net investment losses, a decrease in underwriting income, a decrease in interest in income of equity method investments, and a decrease in net investment income, partially offset by foreign exchange gains. In addition, ROACE was impacted by a decrease in average common shareholder's equity.

The decrease in ROACE for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was primarily driven by net investment losses, a decrease in net investment income, a decrease in interest in income of equity method, and reorganization expenses, partially offset by foreign exchange gains, an increase in underwriting income, and an income tax benefit. In addition, ROACE was impacted by a decrease in average common shareholder's equity.

Operating ROACE excludes the impact of net investment gains (losses), foreign exchange losses (gains), reorganization expenses, and interest in income (loss) of equity method investments.

The increase in operating ROACE for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was primarily driven by an increase in underwriting income and net investment income and a decrease in average common shareholder's equity.

The increase in operating ROACE for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was primarily driven by an increase in underwriting income and an income tax benefit and a decrease in average common shareholder's equity, partially offset by a decrease in net investment income.

Book Value per Diluted Common Share

We consider book value per diluted common share to be an appropriate measure of returns to common shareholders, as we believe growth in book value on a diluted basis will ultimately translate into appreciation of our stock price.

During the three months ended September 30, 2022, book value per diluted common share decreased by 9% due to net unrealized investment losses reported in other comprehensive income (loss), common dividends declared, and the net loss generated in the period.

During the nine months ended September 30, 2022, book value per diluted common share decreased by 22% due to net unrealized investment losses reported in other comprehensive income (loss) and common dividends declared, partially offset by net income generated in the period.

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

During the three months ended September 30, 2022, the decrease in total value of $3.69, or 8%, was driven by net unrealized losses reported in accumulated other comprehensive income (income) and the net loss generated.

During the nine months ended September 30, 2022, the decrease in total value of $10.99, or 20%, was driven by net unrealized losses reported in accumulated other comprehensive income (income), partially offset by the net income generated.

During the three months ended September 30, 2021, the decrease in total value of $0.22 was driven a decrease in net unrealized gains reported in accumulated other comprehensive income, partially offset by net income generated.

During the nine months ended September 30, 2021, the increase in total value of $1.03 or 2%, was driven by net income generated, partially offset by a decrease in the net unrealized gains reported in other comprehensive income.

NON-GAAP FINANCIAL MEASURES RECONCILIATION

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Net income (loss) available (attributable) to common shareholders	$(16,947)	$47,385	$151,904	$391,028
Net investment (gains) losses(1)	146,458	(10,932)	414,231	(113,868)
Foreign exchange gains(2)	(135,660)	(28,032)	(236,934)	(4,316)
Reorganization expenses(3)	6,213	—	21,941	—
Interest in (income) loss of equity method investments(4)	7,560	(11,911)	(5,040)	(30,871)
Income tax expense (benefit)	(5,117)	4,534	(14,779)	12,316
Operating income	$2,507	$1,044	$331,323	$254,289

Earnings (loss) per diluted common share	$(0.20)	$0.56	$1.77	$4.59
Net investment (gains) losses	1.72	(0.13)	4.83	(1.34)
Foreign exchange gains	(1.59)	(0.33)	(2.77)	(0.05)
Reorganization expenses	0.07	—	0.26	—
Interest in (income) loss of equity method investments	0.09	(0.14)	(0.06)	(0.36)
Income tax expense (benefit)	(0.06)	0.05	(0.17)	0.14
Operating income per diluted common share	$0.03	$0.01	$3.86	$2.98

Weighted average diluted common shares outstanding(5)	85,376	85,336	85,674	85,191

Average common shareholders' equity	$3,973,027	$4,812,408	$4,327,040	$4,765,375

Annualized return on average common equity	(1.7%)	3.9%	4.7%	10.9%

Annualized operating return on average common equity(6)	0.3%	0.1%	10.2%	7.1%

(1)Tax expense (benefit) of ($608) and $606 for the three months ended September 30, 2022 and 2021, respectively, and ($33,519) and $9,581 for the nine months ended September 30, 2022 and 2021, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.
(2)Tax expense (benefit) of ($3,757) and $3,928 for the three months ended September 30, 2022 and 2021, respectively, and $21,191 and $2,735 for the nine months ended September 30, 2022 and 2021, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.
(3)Tax expense (benefit) of ($752) and ($2,451) for the three and nine months ended September 30, 2022, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.
(4)Tax expense (benefit) of $nil for the three and nine months ended September 30, 2022 and 2021, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.
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

Reorganization expenses include compensation-related costs and software asset impairments mainly attributable to our exit from catastrophe and property reinsurance lines of business, part of an overall approach to reduce our exposure to volatile catastrophe risk, announced in June 2022. Reorganization expenses are primarily driven by business decisions, the nature and timing of which are not related to the underwriting process, therefore, these expenses are excluded from consolidated underwriting income (loss).

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

Reorganization expenses include compensation-related costs and software asset impairments mainly attributable to our exit from catastrophe and property reinsurance lines of business, part of an overall approach to reduce our exposure to volatile catastrophe risk, announced in June 2022. Reorganization expenses are primarily driven by business decisions, the nature and timing of which are not related to the underwriting process, therefore, these expenses are excluded from operating income (loss).

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

CASH AND INVESTMENTS

Details of cash and investments are as follows:

	September 30, 2022	December 31, 2021
	Fair Value	Fair Value

Fixed maturities, available for sale	$10,784,353	$12,313,200
Fixed maturities, held to maturity(1)	663,704	445,033
Equity securities	469,839	655,675
Mortgage loans	653,700	594,088
Other investments	970,310	947,982
Equity method investments	151,333	146,293
Short-term investments	80,260	31,063
Total investments	$13,773,499	$15,133,334

Cash and cash equivalents(2)	$1,835,262	$1,317,690

(1)Presented at net carrying value of $690 million (2021: $446 million) in the consolidated balance sheets.
(2)Includes restricted cash and cash equivalents of $625 million and $473 million at September 30, 2022 and at December 31, 2021, respectively.

Overview

The fair value of total investments decreased by $1.4 billion in the nine months ended September 30, 2022, driven by the decrease in market value of fixed maturities due to the increase in yields and the widening of credit spreads.

An analysis of our investment portfolio by asset class is detailed below:

Fixed Maturities

Details of our fixed maturities portfolio are as follows:

	September 30, 2022		December 31, 2021
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$2,386,508	21%	$2,682,448	21%
Non-U.S. government	515,695	5%	795,178	6%
Corporate debt	4,205,965	36%	4,532,884	36%
Agency RMBS	1,016,008	9%	1,074,589	8%
CMBS	1,005,008	9%	1,248,191	10%
Non-agency RMBS	141,356	1%	186,164	1%
ABS	2,034,563	18%	2,029,941	16%
Municipals(1)	142,954	1%	208,838	2%
Total	$11,448,057	100%	$12,758,233	100%

Credit ratings:
U.S. government and agency	$2,386,508	21%	$2,682,448	21%
AAA(2)	4,029,278	35%	4,491,643	34%
AA	849,099	7%	981,837	8%
A	1,801,187	16%	1,917,006	15%
BBB	1,327,906	12%	1,595,285	13%
Below BBB(3)	1,054,079	9%	1,090,014	9%
Total	$11,448,057	100%	$12,758,233	100%

(1)Includes bonds issued by states, municipalities, and political subdivisions.
(2)Includes U.S. government-sponsored agencies, residential mortgage-backed securities ("RMBS") and commercial mortgage-backed securities ("CMBS").
(3)Non-investment grade and non-rated securities.

At September 30, 2022, fixed maturities had a weighted average credit rating of AA- (2021: AA-), a book yield of 2.9% (2021: 1.9%) and an average duration of 2.9 years (2021: 3.0 years). At September 30, 2022, fixed maturities together with short-term investments, and cash and cash equivalents (i.e. total investments of $13.4 billion), had an average credit rating of AA- (2021: AA-) and an average duration of 2.6 years (2021: 2.8 years).

At September 30, 2022, net unrealized losses on fixed maturities were $1.1 billion, compared to net unrealized gains of $71 million at December 31, 2021, a decrease of $1.2 billion due to the increase in yields and the widening of credit spreads.

Equity Securities

At September 30, 2022, net unrealized losses on equity securities were $50 million, compared to net unrealized gains of $127 million at December 31, 2021, a decrease of $177 million driven by the decline in market value of bond mutual funds and the decline in equity markets.

Mortgage Loans

At September 30, 2022, our investment in commercial mortgage loans was $654 million, compared to $594 million at December 31, 2021, an increase of $60 million. The commercial mortgage loans are high quality and collateralized by a variety of commercial properties and are diversified both geographically throughout the U.S. and by property type to reduce the risk of concentration. At September 30, 2022, there were no credit losses or past due amounts associated with our commercial mortgage loans portfolio.

Other Investments

Details of our other investments portfolio are as follows:

	September 30, 2022		December 31, 2021
	Fair Value	% of Total	Fair Value	% of Total

Hedge funds
Long/short equity funds	$—	—%	$3,476	—%
Multi-strategy funds	39,138	4%	56,012	6%
Total hedge funds	39,138	4%	59,488	6%

Direct lending funds	249,561	26%	289,867	31%
Private equity funds	268,593	28%	249,974	26%
Real estate funds	287,932	30%	238,222	25%
Total hedge, direct lending, private equity and real estate funds	845,224	88%	837,551	88%

CLO-Equities	5,167	—%	5,910	1%
Other privately held investments	119,919	12%	104,521	11%
Total other investments	$970,310	100%	$947,982	100%

Refer to Note 3(c) to the Consolidated Financial Statements 'Investments'.

Equity Method Investments

Our ownership interest in Harrington is reported in interest in income (loss) of equity method investments. Interest in income (loss) of equity method investments of $(8) million and $5 million, for the three and nine months ended September 30, 2022, respectively, compared to $12 million and $31 million for the three and nine months ended September 30, 2021, respectively, was attributable to lower investment returns realized by Harrington.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the ‘Liquidity and Capital Resources’ section included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 for a general discussion of liquidity and capital resources.

The following table summarizes consolidated capital:

	September 30, 2022	December 31, 2021

Debt	$1,312,633	$1,310,975

Preferred shares	550,000	550,000
Common equity	3,793,423	4,860,656
Shareholders’ equity	4,343,423	5,410,656
Total capital	$5,656,056	$6,721,631

Ratio of debt to total capital	23.2%	19.5%
Ratio of debt and preferred equity to total capital	32.9%	27.7%

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
Federal Home Loan Bank Advances

The Company's subsidiaries, AXIS Insurance Company and AXIS Surplus Insurance Company are members of the Federal Home Loan Bank of Chicago ("FHLB").

Members may borrow from the FHLB at competitive rates subject to certain conditions. At September 30, 2022, the Company had admitted assets of approximately $3 billion which provides borrowing capacity of up to approximately $750 million. Conditions of membership include maintaining sufficient collateral deposits for funding, a requirement to maintain member stock at 0.4% of mortgage-related assets at December 31st of the prior year, and a requirement to purchase additional member stock of 2.0% or 4.5% of any amount borrowed.

At September 30, 2022, the Company had $81 million of borrowings under the FHLB program, with maturities in 2023 and interest payable at interest rates between 2.7% and 3.5%. The Company incurred interest expense of $0.6 million for the three months ended September 30, 2022. The borrowings under the FHLB program are secured by investments with a fair value of $90 million.

Common Equity
During the nine months ended September 30, 2022, common equity decreased by $1.1 billion. The following table reconciles opening and closing common equity positions:

Nine months ended September 30,	2022

Common equity - opening	$4,860,656
Share-based compensation expense	39,560
Change in unrealized gains (losses) on available for sale investments, net of tax	(1,083,017)
Foreign currency translation adjustment	(16,169)
Net income (loss)	174,592
Preferred share dividends	(22,688)
Common share dividends	(112,381)
Treasury shares repurchased	(48,675)
Treasury shares reissued	1,545
Common equity - closing	$3,793,423

During the nine months ended September 30, 2022, we repurchased 891,000 common shares for a total of $49 million, including $35 million repurchased pursuant to our Board-authorized share repurchase program and $14 million from employees to facilitate the satisfaction of their personal withholding tax liabilities that arise on the vesting of share-settled restricted stock units granted under our 2017 Long-Term Equity Compensation Plans.
At September 30, 2022, we had $65 million of remaining authorization under our Board-authorized share repurchase program for common share repurchases through December 31, 2022 (refer to Part II, Item 2 'Unregistered Sales of Equity Securities and Use of Proceeds' for further details).
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
On July 20, 2022, Standard and Poor's revised its outlook from negative to stable due to improved underwriting performance and reduced prospective earnings volatility as a result of our exit from property and catastrophe reinsurance lines of business.

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

RECENT ACCOUNTING PRONOUNCEMENTS

At September 30, 2022, there were no recently issued accounting pronouncements that we have not yet adopted that we expect could have a material impact on our results of operations, financial condition or liquidity.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to this item since December 31, 2021, with the exception of the changes in exposure to foreign currency risk presented below.

Foreign Currency Risk
The table below provides a sensitivity analysis of total net foreign currency exposures:

	AUD	NZD	CAD	EUR	GBP	JPY	Other	Total

At September 30, 2022
Net managed assets (liabilities), excluding derivatives	$4,371	$3,627	$330,058	$(485,109)	$(327,724)	$(30,881)	$(53,142)	$(558,800)
Foreign currency derivatives, net	14,790	3,100	(322,452)	418,600	316,082	24,226	4,140	458,486
Net managed foreign currency exposure	19,161	6,727	7,606	(66,509)	(11,642)	(6,655)	(49,002)	(100,314)
Other net foreign currency exposure	—	—	91	(1,302)	(965)	—	236	(1,940)
Total net foreign currency exposure	$19,161	$6,727	$7,697	$(67,811)	$(12,607)	$(6,655)	$(48,766)	$(102,254)
Net foreign currency exposure as a percentage of total shareholders’ equity	0.4%	0.2%	0.2%	(1.6%)	(0.3%)	(0.2%)	(1.1%)	(2.4%)
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$1,916	$673	$770	$(6,781)	$(1,261)	$(666)	$(4,877)	$(10,225)

(1)Assumes 10% appreciation in underlying currencies relative to the U.S. dollar.

Total Net Foreign Currency Exposure

At September 30, 2022, total net foreign currency liabilities were $102 million primarily driven by exposures to the euro, pound sterling and other non-core currencies due to new business written during the nine months ended September 30, 2022.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) at September 30, 2022. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2022, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2022.

Based upon that evaluation, there were no changes in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company has not experienced any material impact to its internal control over financial reporting resulting from the introduction of a hybrid work model.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table shows information regarding the number of common shares repurchased in the quarter ended September 30, 2022:

Period	Total number of shares purchased (a) (b)	Average price paid per share	Total number of shares purchased as part of publicly announced programs (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the announced programs (c)

July 1-31, 2022	1	$57.72	—	$65 million
August 1-31, 2022	—	$48.77	—	$65 million
September 1-30, 2022	5	$53.77	—	$65 million
Total	6		—	$65 million

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

As and when allowed by the applicable law and regulations, certain of our non-U.S. subsidiaries provide treaty reinsurance coverage to non-U.S. insurers on a worldwide basis, including insurers of liability, marine, aviation and energy risks, and as a result, these underlying insurance and reinsurance portfolios may have some exposure to Iran. In addition, we provide insurance and facultative reinsurance on a global basis to non-U.S. insureds and insurers, including for liability, marine, aviation and energy risks. Coverage provided to non-Iranian business may indirectly cover an exposure in Iran. For example, certain of our operations underwrite global marine hull war and cargo policies that provide coverage for vessels navigating into and out of ports worldwide, including Iran. For the quarter ended September 30, 2022, there has been no material amount of premium allocated or apportioned to activities relating to Iran. We intend for our non-U.S. subsidiaries to continue to provide such coverage only to the extent permitted by applicable law.

ITEM 6.     EXHIBITS

2.1	Rule 2.7 Announcement, dated July 5, 2017 in connection with acquisition of Novae Group plc (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 6, 2017).
2.2	Rule 2.7 Announcement, dated August 24, 2017 in connection with acquisition of Novae Group plc (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 25, 2017).
3.1	Certificate of Incorporation and Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1(Amendment No. 1) (No. 333-103620) filed on April 16, 2003).
3.2	Amended and Restated Bye-Laws (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on May 15, 2009).
4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).
4.2	Certificate of Designations establishing the specific rights, preferences, limitations and other terms of the Series E Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 7, 2016).
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101	The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL: (i) Consolidated Balance Sheets at September 30, 2022 and December 31, 2021; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021; (iv) Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
Dated: October 26, 2022

AXIS CAPITAL HOLDINGS LIMITED
By:	/S/ ALBERT BENCHIMOL
Albert Benchimol
President and Chief Executive Officer
(Principal Executive Officer)

/S/ PETER VOGT
Peter Vogt
Chief Financial Officer
(Principal Financial Officer)