Form 10-Q
period 2023-03-31
AXIS CAPITAL HOLDINGS LTD
filed 2023-04-26
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
At April 21, 2023, there were 85,199,909 common shares outstanding, $0.0125 par value per share, of the registrant.

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
Forward-looking statements contained in this report may include, but are not limited to, information regarding our estimates for catastrophes and other weather-related losses including losses related to the COVID-19 pandemic, measurements of potential losses in the fair market value of our investment portfolio and derivative contracts, our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the outcome of our strategic initiatives including our exit from catastrophe and property reinsurance lines of business, our expectations regarding pricing, and other market and economic conditions including the liquidity of financial markets, inflation, our growth prospects, and valuations of the potential impact of movements in interest rates, credit spreads, equity securities' prices, and foreign currency exchange rates.
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
In this Form 10-Q, references to "AXIS Capital" refer to AXIS Capital Holdings Limited and references to "we", "us", "our", "AXIS", the "Group" or the "Company" refer to AXIS Capital Holdings Limited and its direct and indirect subsidiaries and branches.
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
•the occurrence and magnitude of natural and man-made disasters, including the potential increase of our exposure to natural catastrophe losses due to climate change and the potential for inherently unpredictable losses from man-made catastrophes, such as cyber-attacks;
•the effects of emerging claims, systemic risks, and coverage and regulatory issues, including increasing litigation and uncertainty related to coverage definitions, limits, terms and conditions;
•actual claims exceeding reserves for losses and loss expenses;
•the adverse impact of inflation;
•the failure of any of the loss limitation methods we employ;
•the failure of our cedants to adequately evaluate risks;

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
•increasing scrutiny and evolving expectations from investors, customers, regulators, policymakers and other stakeholders regarding environmental, social and governance matters;

COVID-19
•the adverse impact of the ongoing COVID-19 pandemic on our business, results of operations, financial condition, and liquidity;

Credit and Market Risk
•the inability to purchase reinsurance or collect amounts due to us from reinsurance we have purchased;
•the failure of our policyholders or intermediaries to pay premiums;
•general economic, capital and credit market conditions, including banking sector instability, financial market illiquidity and fluctuations in interest rates, credit spreads, equity securities' prices, and/or foreign currency exchange rates;
•breaches by third parties in our program business of their obligations to us;

Liquidity Risk
•the inability to access sufficient cash to meet our obligations when they are due;

Operational Risk
•changes in accounting policies or practices;
•the use of industry models and changes to these models;
•difficulties with technology and/or data security;

Regulatory Risk
•changes in governmental regulations and potential government intervention in our industry;
•inadvertent failure to comply with certain laws and regulations relating to sanctions, foreign corrupt practices, data protection and privacy; and

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

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2023 (UNAUDITED) AND DECEMBER 31, 2022

	2023	2022
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2023: $12,264,498; 2022: $12,176,473 Allowance for expected credit losses 2023: $12,645; 2022: $11,733)	$11,627,555	$11,326,894
Fixed maturities, held to maturity, at amortized cost (Fair value 2023: $696,775; 2022: $674,743 Allowance for expected credit losses 2023: $nil; 2022: $nil)	716,768	698,351
Equity securities, at fair value (Cost 2023: $559,293; 2022: $494,356)	573,916	485,253
Mortgage loans, held for investment, at fair value (Allowance for expected credit losses 2023: $1,900; 2022: $nil)	634,470	627,437
Other investments, at fair value	1,008,887	996,751
Equity method investments	146,083	148,288
Short-term investments, at fair value	70,416	70,310
Total investments	14,778,095	14,353,284
Cash and cash equivalents	816,917	751,415
Restricted cash and cash equivalents	362,378	423,238
Accrued interest receivable	97,983	94,418
Insurance and reinsurance premium balances receivable (Allowance for expected credit losses 2023: $9,528; 2022: $9,521)	3,119,158	2,733,464
Reinsurance recoverable on unpaid losses and loss expenses (Allowance for expected credit losses 2023: $32,347; 2022: $30,715)	5,823,417	5,831,172
Reinsurance recoverable on paid losses and loss expenses	593,013	539,676
Deferred acquisition costs	560,173	473,569
Prepaid reinsurance premiums	1,632,513	1,550,370
Receivable for investments sold	7,079	16,052
Goodwill	100,801	100,801
Intangible assets	195,071	197,800
Operating lease right-of-use assets	88,155	92,214
Other assets	390,224	438,338
Total assets	$28,564,977	$27,595,811
Liabilities
Reserve for losses and loss expenses	$15,314,644	$15,168,863
Unearned premiums	4,821,775	4,361,447
Insurance and reinsurance balances payable	1,574,608	1,522,764
Debt	1,312,658	1,312,314
Federal Home Loan Bank advances	85,790	81,388
Payable for investments purchased	78,711	19,693
Operating lease liabilities	99,130	102,577
Other liabilities	317,432	386,855
Total liabilities	23,604,748	22,955,901
Shareholders’ equity
Preferred shares	550,000	550,000
Common shares (shares issued 2023: 176,580; 2022: 176,580 shares outstanding 2023: 85,183; 2022: 84,668)	2,206	2,206
Additional paid-in capital	2,347,637	2,366,253
Accumulated other comprehensive income (loss)	(571,896)	(760,300)
Retained earnings	6,381,201	6,247,022
Treasury shares, at cost (2023: 91,397; 2022: 91,912)	(3,748,919)	(3,765,271)
Total shareholders’ equity	4,960,229	4,639,910
Total liabilities and shareholders’ equity	$28,564,977	$27,595,811

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	Three months ended March 31,
	2023	2022
	(in thousands, except per share amounts)
Revenues
Net premiums earned	$1,230,199	$1,258,246
Net investment income	133,771	91,355
Other insurance related income	577	6,693
Net investment losses:
(Increase) decrease in allowance for expected credit losses	(2,811)	(70)
Impairment losses	—	(109)
Other realized and unrealized investment losses	(17,379)	(94,329)
Total net investment losses	(20,190)	(94,508)
Total revenues	1,344,357	1,261,786

Expenses
Net losses and loss expenses	720,642	732,699
Acquisition costs	230,373	248,352
General and administrative expenses	166,811	169,041
Foreign exchange losses (gains)	8,710	(44,273)
Interest expense and financing costs	16,894	15,564
Amortization of intangible assets	2,729	2,729
Total expenses	1,146,159	1,124,112

Income before income taxes and interest in income (loss) of equity method investments	198,198	137,674
Income tax expense	(15,896)	(24)
Interest in income (loss) of equity method investments	(2,205)	11,550
Net income	180,097	149,200
Preferred share dividends	7,563	7,563
Net income available to common shareholders	$172,534	$141,637

Per share data
Earnings per common share:
Earnings per common share	$2.03	$1.67
Earnings per diluted common share	$2.01	$1.65
Weighted average common shares outstanding	84,864	84,961
Weighted average diluted common shares outstanding	85,853	85,808

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	Three months ended March 31,
	2023	2022
	(in thousands)
Net income	$180,097	$149,200
Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	134,567	(442,722)
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	13,622	(232)
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	40,750	45,343
Unrealized gains (losses) arising during the period, net of reclassification adjustment	188,939	(397,611)
Foreign currency translation adjustment	(535)	2,775
Total other comprehensive income (loss), net of tax	188,404	(394,836)
Comprehensive income (loss)	$368,501	$(245,636)

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	Three months ended March 31,
	2023	2022
	(in thousands)
Preferred shares
Balance at beginning and end of period	$550,000	$550,000

Common shares (par value)
Balance at beginning and end of period	2,206	2,206

Additional paid-in capital
Balance at beginning of period	2,366,253	2,346,179
Treasury shares reissued	(30,593)	(29,378)
Share-based compensation expense	11,977	12,185
Balance at end of period	2,347,637	2,328,986

Accumulated other comprehensive income (loss)
Balance at beginning of period	(760,300)	56,536
Unrealized gains (losses) on available for sale investments, net of tax:
Balance at beginning of period	(743,695)	62,155
Unrealized gains (losses) arising during the period, net of reclassification adjustment	188,939	(397,611)
Balance at end of period	(554,756)	(335,456)
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	(16,605)	(5,619)
Foreign currency translation adjustment	(535)	2,775
Balance at end of period	(17,140)	(2,844)
Balance at end of period	(571,896)	(338,300)

Retained earnings
Balance at beginning of period	6,247,022	6,204,745
Net income	180,097	149,200
Preferred share dividends (1)	(7,563)	(7,563)
Common share dividends (1)	(38,355)	(37,670)
Balance at end of period	6,381,201	6,308,712

Treasury shares, at cost
Balance at beginning of period	(3,765,271)	(3,749,010)
Shares repurchased	(15,945)	(12,977)
Shares reissued	32,297	30,923
Balance at end of period	(3,748,919)	(3,731,064)

Total shareholders’ equity	$4,960,229	$5,120,540

(1) Refer to Note 9 'Shareholders' Equity' for details on dividends declared and paid related to the Company's common and preferred shares.

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	Three months ended March 31,
	2023	2022
	(in thousands)
Cash flows from operating activities:
Net income	$180,097	$149,200
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment losses	20,190	94,508
Net realized and unrealized gains on other investments	(486)	(25,643)
Amortization of fixed maturities	(2,425)	10,896
Interest in income (loss) of equity method investments	2,205	(11,550)
Other amortization and depreciation	14,971	15,714
Share-based compensation expense, net of cash payments	8,935	7,661
Changes in:
Accrued interest receivable	(3,826)	(654)
Reinsurance recoverable on unpaid losses and loss expenses	6,675	60,605
Reinsurance recoverable on paid losses and loss expenses	(53,728)	30,441
Deferred acquisition costs	(88,700)	(111,635)
Prepaid reinsurance premiums	(80,592)	(176,010)
Reserve for losses and loss expenses	150,410	(182,720)
Unearned premiums	462,751	736,045
Insurance and reinsurance balances, net	(337,675)	(345,837)
Other items	(56,368)	(117,710)
Net cash provided by operating activities	222,434	133,311

Cash flows from investing activities:
Purchases of:
Fixed maturities, available for sale	(1,614,005)	(2,287,937)
Fixed maturities, held to maturity	(20,001)	(50,992)
Equity securities	(77,560)	(2,218)
Mortgage loans	(14,030)	(42,802)
Other investments	(26,308)	(37,311)
Short-term investments	(54,895)	(50,896)
Proceeds from the sale of:
Fixed maturities, available for sale	1,330,744	2,255,915
Equity securities	13,162	50,097
Other investments	14,825	57,300
Short-term investments	44,949	6,042
Proceeds from redemption of fixed maturities, available for sale	221,094	416,838
Proceeds from redemption of fixed maturities, held to maturity	1,596	3,500
Proceeds from redemption of short-term investments	10,520	5,530
Proceeds from the repayment of mortgage loans	5,206	9,982
Proceeds from the sale (purchase) of other assets, net	5,299	(10,431)
Net cash provided by (used in) investing activities	(159,404)	322,617

Cash flows from financing activities:
Taxes paid on withholding shares	(15,945)	(12,977)
Dividends paid - common shares	(40,323)	(39,743)
Dividends paid - preferred shares	(7,563)	(7,563)
Federal Home Loan Bank advances, net	5,250	—
Net cash used in financing activities	(58,581)	(60,283)

Effect of exchange rate changes on foreign currency cash, cash equivalents and restricted cash	193	(6,624)
Increase in cash, cash equivalents and restricted cash	4,642	389,021
Cash, cash equivalents and restricted cash - beginning of period	1,174,653	1,317,690
Cash, cash equivalents and restricted cash - end of period	$1,179,295	$1,706,711

Supplemental disclosures of cash flow information:
Income taxes paid (refund)	$(2,403)	$346
Interest paid	$17,110	$16,263

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited consolidated financial statements (the "financial statements") have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the U.S. Securities and Exchange Commission's ("SEC") instructions to Form 10-Q and Article 10 of Regulation S-X and include AXIS Capital Holdings Limited ("AXIS Capital") and its subsidiaries (the "Company"). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and related notes included in AXIS Capital's Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC.

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

Significant Accounting Policies

There were no notable changes to the Company's significant accounting policies subsequent to its Annual Report on Form 10-K for the year ended December 31, 2022.

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

The following tables present the underwriting results of the Company's reportable segments, as well as the carrying amounts of allocated goodwill and intangible assets:

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.    SEGMENT INFORMATION (CONTINUED)

	2023			2022
Three months ended and at March 31,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$1,415,612	$966,364	$2,381,976	$1,327,264	$1,307,344	$2,634,608
Net premiums written	882,576	725,780	1,608,356	843,912	968,960	1,812,872
Net premiums earned	816,456	413,743	1,230,199	752,816	505,430	1,258,246
Other insurance related income	54	523	577	82	6,611	6,693
Net losses and loss expenses	(449,467)	(271,175)	(720,642)	(405,745)	(326,954)	(732,699)
Acquisition costs	(147,058)	(83,315)	(230,373)	(138,812)	(109,540)	(248,352)
Underwriting-related general and administrative expenses	(116,630)	(23,765)	(140,395)	(113,950)	(31,146)	(145,096)
Underwriting income	$103,355	$36,011	139,366	$94,391	$44,401	138,792

Net investment income			133,771			91,355
Net investment losses			(20,190)			(94,508)
Corporate expenses			(26,416)			(23,945)
Foreign exchange (losses) gains			(8,710)			44,273
Interest expense and financing costs			(16,894)			(15,564)
Amortization of intangible assets			(2,729)			(2,729)
Income before income taxes and interest in income (loss) of equity method investments			198,198			137,674
Income tax expense			(15,896)			(24)
Interest in income (loss) of equity method investments			(2,205)			11,550
Net income			180,097			149,200
Preferred share dividends			7,563			7,563
Net income available to common shareholders			$172,534			$141,637

Net losses and loss expenses ratio	55.1%	65.5%	58.6%	53.9%	64.7%	58.2%
Acquisition cost ratio	18.0%	20.1%	18.7%	18.4%	21.7%	19.7%
General and administrative expense ratio	14.2%	5.8%	13.6%	15.2%	6.1%	13.5%
Combined ratio	87.3%	91.4%	90.9%	87.5%	92.5%	91.4%

Goodwill and intangible assets	$295,872	$—	$295,872	$306,789	$—	$306,789

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS
a)     Fixed Maturities, Available for Sale

The following table provides the amortized cost and fair values of the Company's fixed maturities classified as available for sale:

	Amortized cost	Allowance for expected credit losses	Gross unrealized gains	Gross unrealized losses	Fair value

At March 31, 2023
Available for sale
U.S. government and agency	$2,956,074	$—	$15,733	$(70,495)	$2,901,312
Non-U.S. government	587,923	(28)	3,511	(33,329)	558,077
Corporate debt	4,619,198	(12,436)	12,264	(321,814)	4,297,212
Agency RMBS(1)	1,344,187	—	9,111	(81,137)	1,272,161
CMBS(2)	996,699	—	165	(73,361)	923,503
Non-agency RMBS	145,288	(98)	134	(15,839)	129,485
ABS(3)	1,454,488	(36)	828	(57,897)	1,397,383
Municipals(4)	160,641	(47)	317	(12,489)	148,422
Total fixed maturities, available for sale	$12,264,498	$(12,645)	$42,063	$(666,361)	$11,627,555

At December 31, 2022
Available for sale
U.S. government and agency	$2,731,733	$—	$5,386	$(97,789)	$2,639,330
Non-U.S. government	612,546	—	2,395	(52,912)	562,029
Corporate debt	4,680,798	(11,521)	5,269	(418,990)	4,255,556
Agency RMBS(1)	1,297,423	—	4,663	(99,301)	1,202,785
CMBS(2)	1,029,863	—	60	(82,145)	947,778
Non-agency RMBS	151,907	(123)	275	(18,525)	133,534
ABS(3)	1,499,728	(35)	555	(70,721)	1,429,527
Municipals(4)	172,475	(54)	139	(16,205)	156,355
Total fixed maturities, available for sale	$12,176,473	$(11,733)	$18,742	$(856,588)	$11,326,894

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

The table below provides the contractual maturities of fixed maturities classified as available for sale:

	Amortized cost	Fair value	% of Total fair value

At March 31, 2023
Maturity
Due in one year or less	$576,989	$563,123	4.9%
Due after one year through five years	5,400,687	5,204,250	44.8%
Due after five years through ten years	2,171,234	1,974,369	17.0%
Due after ten years	174,926	163,281	1.4%
	8,323,836	7,905,023	68.1%
Agency RMBS	1,344,187	1,272,161	10.9%
CMBS	996,699	923,503	7.9%
Non-agency RMBS	145,288	129,485	1.1%
ABS	1,454,488	1,397,383	12.0%
Total	$12,264,498	$11,627,555	100.0%

At December 31, 2022
Maturity
Due in one year or less	$422,039	$409,972	3.7%
Due after one year through five years	5,349,123	5,078,273	44.8%
Due after five years through ten years	2,192,344	1,919,450	16.9%
Due after ten years	234,046	205,575	1.8%
	8,197,552	7,613,270	67.2%
Agency RMBS	1,297,423	1,202,785	10.6%
CMBS	1,029,863	947,778	8.4%
Non-agency RMBS	151,907	133,534	1.2%
ABS	1,499,728	1,429,527	12.6%
Total	$12,176,473	$11,326,894	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
Gross Unrealized Losses

The following table summarizes fixed maturities, available for sale in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

At March 31, 2023
Fixed maturities, available for sale
U.S. government and agency	$808,593	$(51,696)	$738,852	$(18,799)	$1,547,445	$(70,495)
Non-U.S. government	263,740	(31,114)	109,543	(2,215)	373,283	(33,329)
Corporate debt	2,499,437	(287,339)	1,166,503	(34,475)	3,665,940	(321,814)
Agency RMBS	533,145	(64,620)	433,607	(16,517)	966,752	(81,137)
CMBS	764,365	(66,063)	140,843	(7,298)	905,208	(73,361)
Non-agency RMBS	99,758	(15,383)	23,591	(456)	123,349	(15,839)
ABS	1,179,697	(56,118)	134,693	(1,779)	1,314,390	(57,897)
Municipals	105,115	(11,526)	31,816	(963)	136,931	(12,489)
Total fixed maturities, available for sale	$6,253,850	$(583,859)	$2,779,448	$(82,502)	$9,033,298	$(666,361)

At December 31, 2022
Fixed maturities, available for sale
U.S. government and agency	$467,032	$(41,365)	$1,414,181	$(56,424)	$1,881,213	$(97,789)
Non-U.S. government	207,637	(33,027)	298,048	(19,885)	505,685	(52,912)
Corporate debt	1,562,355	(268,289)	2,350,504	(150,701)	3,912,859	(418,990)
Agency RMBS	220,595	(40,469)	771,191	(58,832)	991,786	(99,301)
CMBS	343,494	(40,888)	599,877	(41,257)	943,371	(82,145)
Non-agency RMBS	75,137	(14,691)	53,484	(3,834)	128,621	(18,525)
ABS	685,990	(48,913)	686,190	(21,808)	1,372,180	(70,721)
Municipals	52,994	(10,120)	96,003	(6,085)	148,997	(16,205)
Total fixed maturities, available for sale	$3,615,234	$(497,762)	$6,269,478	$(358,826)	$9,884,712	$(856,588)

At March 31, 2023, 4,372 fixed maturities (2022: 4,525) were in an unrealized loss position of $666 million (2022: $857 million), of which $47 million (2022: $64 million) was related to securities below investment grade or not rated.

At March 31, 2023, 3,154 fixed maturities (2022: 1,842) had been in a continuous unrealized loss position for twelve months or greater and had a fair value of $6,254 million (2022: $3,615 million).

The unrealized losses of $666 million (2022: $857 million) were due to non-credit factors and were expected to be recovered as the related securities approach maturity.

At March 31, 2023, the Company did not intend to sell the securities in an unrealized loss position and it is more likely than not that the Company will not be required to sell these securities before the anticipated recovery of their amortized costs.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
b)     Fixed Maturities, Held to Maturity
The following table provides the amortized cost and fair values of the Company's fixed maturities classified as held to maturity:

	Amortized cost	Allowance for expected credit losses	Net carrying value	Gross unrealized gains	Gross unrealized losses	Fair value

At March 31, 2023
Held to maturity
Corporate debt	$85,200	$—	$85,200	$—	$(9,535)	$75,665
ABS(1)	631,568	—	631,568	—	(10,458)	621,110
Total fixed maturities, held to maturity	$716,768	$—	$716,768	$—	$(19,993)	$696,775

At December 31, 2022
Held to maturity
Corporate debt	$85,200	$—	$85,200	$—	$(11,428)	$73,772
ABS(1)	613,151	—	613,151	—	(12,180)	600,971
Total fixed maturities, held to maturity	$698,351	$—	$698,351	$—	$(23,608)	$674,743

(1)Asset-backed securities ("ABS") include debt tranched securities collateralized primarily by collateralized loan obligations ("CLOs").

At March 31, 2023, fixed maturities, held to maturity of $717 million (2022: $698 million) were presented net of an allowance for expected credit losses of $nil (2022: $nil).

The Company's ABS, held to maturity consist of CLO debt tranched securities. The Company uses a scenario-based approach to review its CLO debt portfolio and reviews subordination levels of these securities to determine their ability to absorb credit losses of the underlying collateral. If losses are forecast to be below the subordination level for a tranche held by the Company, the security is determined not to have a credit loss. At March 31, 2023, the allowance for credit losses expected to be recognized over the life of the Company's ABS, held to maturity was $nil.

To estimate expected credit losses for corporate debt securities, held to maturity, the Company's projected cash flows are primarily driven by assumptions regarding the severity of loss, which is a function of the probability of default and projected recovery rates. The Company's default and recovery rates are based on credit ratings, credit analysis and macroeconomic forecasts. At March 31, 2023, the allowance for credit losses expected to be recognized over the life of the Company's corporate debt, held to maturity was $nil.
Contractual Maturities
ABS classified as held to maturity with a net carrying value of $632 million (2022: $613 million) do not have a single maturity date and cannot be allocated over several maturity groupings.

Corporate debt classified as held to maturity with a net carrying value of $81 million (2022: $81 million) is due between 3 years and 10 years and corporate debt classified as held to maturity with a net carrying value of $4 million (2022: $4 million) is due after ten years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
c)     Equity Securities
The following table provides the cost and fair values of the Company's equity securities:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value

At March 31, 2023
Equity securities
Common stocks	$3,130	$321	$(437)	$3,014
Preferred stocks	115	—	(113)	2
Exchange-traded funds	199,212	83,523	(3,016)	279,719
Bond mutual funds	356,836	50	(65,705)	291,181
Total equity securities	$559,293	$83,894	$(69,271)	$573,916

At December 31, 2022
Equity securities
Common stocks	$7,279	$636	$(442)	$7,473
Preferred stocks	115	—	(43)	72
Exchange-traded funds	207,505	68,058	(5,757)	269,806
Bond mutual funds	279,457	—	(71,555)	207,902
Total equity securities	$494,356	$68,694	$(77,797)	$485,253

d)     Mortgage Loans

The following table provides details of the Company's mortgage loans, held for investment:

	March 31, 2023		December 31, 2022
	Carrying value	% of Total	Carrying value	% of Total

Mortgage loans, held for investment:
Commercial	$636,370	100%	$627,437	100%
Allowance for expected credit losses	(1,900)	—%	—	—%
Total mortgage loans, held for investment	$634,470	100%	$627,437	100%

The primary credit quality indicators for commercial mortgage loans are the debt service coverage ratio which compares a property’s net operating income to amounts needed to service the principal and interest due under the loan, (generally, the lower the debt service coverage ratio, the higher the risk of experiencing a credit loss) and the loan-to-value ratio which compares the unpaid principal balance of the loan to the estimated fair value of the underlying collateral (generally, the higher the loan-to-value ratio, the higher the risk of experiencing a credit loss). The debt service coverage ratio and loan-to-value ratio, as well as the values utilized in calculating these ratios, are updated quarterly.

The Company has a high quality mortgage loan portfolio with a weighted average debt service coverage ratio of 2.2x (2022: 2.3x) and a weighted average loan-to-value ratio of 60% (2022: 60%). At March 31, 2023, and 2022 there were no past due amounts associated with the commercial mortgage loans held by the Company.

On a quarterly basis, collateral dependent mortgage loans (e.g, when the borrower is experiencing financial difficulty, including when foreclosure is reasonably possible or probable) are evaluated individually for credit losses. The allowance for expected credit losses for a collateral dependent loan is established as the excess of amortized cost over the estimated fair value of the loan's underlying collateral, less selling cost when foreclosure is probable. Accordingly, the change in the estimated fair value of collateral dependent

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
loans, which are evaluated individually for credit losses, is recognized as a change in the allowance for expected credit losses which is recorded in net investment gains (losses).

At March 31, 2023, there is one collateral dependent loan with a loan-to-value ratio in excess of 100%, resulting in an allowance for expected credit loss of $2 million.

e)     Other Investments

The following table provides a summary of the Company's other investments, together with additional information relating to the liquidity of each category:

	Fair value	% of Total	Redemption frequency (if currently eligible)	Redemption notice period

At March 31, 2023
Multi-strategy funds	$30,721	3%	Quarterly	60-90 days
Direct lending funds	258,183	26%	Quarterly(1)	90 days
Private equity funds	273,859	27%	n/a	n/a
Real estate funds	300,152	30%	Quarterly(2), Annually(3)	45-90 days
CLO-Equities	5,019	—%	n/a	n/a
Other privately held investments	140,953	14%	n/a	n/a
Total other investments	$1,008,887	100%

At December 31, 2022
Multi-strategy funds	$32,616	3%	Quarterly	60-90 days
Direct lending funds	258,626	26%	Quarterly(1)	90 days
Private equity funds	265,836	27%	n/a	n/a
Real estate funds	298,499	30%	Quarterly(2), Annually(3)	45-90 days
CLO-Equities	5,016	—%	n/a	n/a
Other privately held investments	136,158	14%	n/a	n/a
Total other investments	$996,751	100%

n/a - not applicable
(1) Applies to one fund with a fair value of $35 million (2022: $39 million).
(2) Applies to one fund with a fair value of $72 million (2022: $73 million).
(3) Applies to one fund with a fair value of $25 million (2022: $27 million).

Two common redemption restrictions which may impact the Company's ability to redeem hedge funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund's net assets which may otherwise hinder the general partner or investment manager's ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During the three months ended March 31, 2023 and 2022, neither of these restrictions impacted the Company's redemption requests. At March 31, 2023, there were no hedge fund holdings (2022: $nil) where the Company is still within the lockup period.

At March 31, 2023, the Company had $26 million (2022: $26 million) of unfunded commitments as a limited partner in multi-strategy hedge funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until after the completion of the funds' investment term. These funds have investment terms ranging from two years to the dissolution of the underlying fund.

At March 31, 2023, the Company had $197 million (2022: $183 million) of unfunded commitments as a limited partner in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from four to twelve years and the General Partners of certain funds have the option to extend the term by up to three years.
At March 31, 2023, the Company had $166 million (2022: $158 million) of unfunded commitments as a limited partner in private equity funds. The life of the funds is subject to the dissolution of the underlying funds. The Company expects the overall holding period to be over five years.
At March 31, 2023, the Company had $136 million (2022: $141 million) of unfunded commitments as a limited partner in real estate funds. These funds include an open-ended fund and funds with investment terms ranging from two years to the dissolution of the underlying fund.
f)     Equity Method Investments

During 2016, the Company paid $108 million including direct transaction costs to acquire 19% of the common equity of Harrington Reinsurance Holdings Limited ("Harrington"), the parent company of Harrington Re Ltd. ("Harrington Re"), an independent reinsurance company jointly sponsored by the Company and The Blackstone Group L.P. ("Blackstone"). Through long-term service agreements, the Company will serve as Harrington Re's reinsurance underwriting manager and Blackstone will serve as exclusive investment management service provider. As an investor, the Company expects to benefit from underwriting profit generated by Harrington Re and the income and capital appreciation Blackstone seeks to deliver through its investment management services. In addition, the Company has entered into an arrangement with Blackstone under which underwriting and investment related fees will be shared equally. Harrington is not a Variable Interest Entities ("VIE") that is required to be included in the Company's consolidated financial statements. The Company accounts for its ownership interest in Harrington under the equity method of accounting. The Company's proportionate share of the underlying equity in net assets resulted in a basis difference of $5 million which represents initial transactions costs.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
h)     Net Investment Income

Net investment income was derived from the following sources:

	Three months ended March 31,
	2023	2022

Fixed maturities	$118,262	$64,809
Other investments	486	26,050
Equity securities	2,455	2,172
Mortgage loans	8,386	4,163
Cash and cash equivalents	10,012	1,118
Short-term investments	1,660	166
Gross investment income	141,261	98,478
Investment expenses	(7,490)	(7,123)
Net investment income	$133,771	$91,355

i)     Net Investment Gains (Losses)

The following table provides an analysis of net investment gains (losses):

	Three months ended March 31,
	2023	2022

Gross realized investment gains
Fixed maturities and short-term investments	$12,370	$10,422
Equity securities	1,517	—
Gross realized investment gains	13,887	10,422
Gross realized investment losses
Fixed maturities and short-term investments	(53,649)	(63,146)
Equity securities	(396)	(225)
Gross realized investment losses	(54,045)	(63,371)
(Increase) decrease in allowance for expected credit losses, fixed maturities, available for sale	(911)	(70)
(Increase) decrease in allowance for expected credit losses, mortgage loans	(1,900)	—
Impairment losses(1)	—	(109)
Change in fair value of investment derivatives(2)	(947)	2,242
Net unrealized gains (losses) on equity securities	23,726	(43,622)
Net investment losses	$(20,190)	$(94,508)

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale:

	Three months ended March 31,
	2023	2022

Balance at beginning of period	$11,733	$313
Expected credit losses on securities where credit losses were not previously recognized	613	9
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	919	78
Impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—
Securities sold/redeemed/matured	(620)	(17)
Balance at end of period	$12,645	$383

j)     Reverse Repurchase Agreements

At March 31, 2023, the Company held $45 million (2022: $nil) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents in the Company's consolidated balance sheets. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, the Company receives principal and interest income. The Company monitors the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The tables below present the financial instruments measured at fair value on a recurring basis for the periods indicated:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At March 31, 2023
Assets
Fixed maturities, available for sale
U.S. government and agency	$2,862,087	$39,225	$—	$—	$2,901,312
Non-U.S. government	—	558,077	—	—	558,077
Corporate debt	—	4,166,785	130,427	—	4,297,212
Agency RMBS	—	1,272,161	—	—	1,272,161
CMBS	—	923,503	—	—	923,503
Non-agency RMBS	—	129,485	—	—	129,485
ABS	—	1,397,383	—	—	1,397,383
Municipals	—	148,422	—	—	148,422
	2,862,087	8,635,041	130,427	—	11,627,555
Equity securities
Common stocks	3,014	—	—	—	3,014
Preferred stocks	2	—	—	—	2
Exchange-traded funds	279,719	—	—	—	279,719
Bond mutual funds	—	291,181	—	—	291,181
	282,735	291,181	—	—	573,916
Other investments
Multi-strategy funds	—	—	—	30,721	30,721
Direct lending funds	—	—	—	258,183	258,183
Private equity funds	—	—	—	273,859	273,859
Real estate funds	—	—	—	300,152	300,152
CLO-Equities	—	—	5,019	—	5,019
Other privately held investments	—	—	140,953	—	140,953
	—	—	145,972	862,915	1,008,887
Short-term investments	—	70,416	—	—	70,416
Other assets
Derivative instruments (refer to Note 5)	—	7,752	—	—	7,752
Total Assets	$3,144,822	$9,004,390	$276,399	$862,915	$13,288,526
Liabilities
Derivative instruments (refer to Note 5)	$—	$2,789	$—	$—	$2,789
Cash-settled awards (refer to Note 8)	—	—	—	—	—
Total Liabilities	$—	$2,789	$—	$—	$2,789

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At December 31, 2022
Assets
Fixed maturities, available for sale
U.S. government and agency	$2,600,636	$38,694	$—	$—	$2,639,330
Non-U.S. government	—	562,029	—	—	562,029
Corporate debt	—	4,136,452	119,104	—	4,255,556
Agency RMBS	—	1,202,785	—	—	1,202,785
CMBS	—	947,778	—	—	947,778
Non-agency RMBS	—	133,534	—	—	133,534
ABS	—	1,429,527	—	—	1,429,527
Municipals	—	156,355	—	—	156,355
	2,600,636	8,607,154	119,104	—	11,326,894
Equity securities
Common stocks	7,473	—	—	—	7,473
Preferred stocks	72	—	—	—	72
Exchange-traded funds	269,806	—	—	—	269,806
Bond mutual funds	—	207,902	—	—	207,902
	277,351	207,902	—	—	485,253
Other investments
Multi-strategy funds	—	—	—	32,616	32,616
Direct lending funds	—	—	—	258,626	258,626
Private equity funds	—	—	—	265,836	265,836
Real estate funds	—	—	—	298,499	298,499
CLO-Equities	—	—	5,016	—	5,016
Other privately held investments	—	—	136,158	—	136,158
	—	—	141,174	855,577	996,751
Short-term investments	—	70,310	—	—	70,310
Other assets
Derivative instruments (refer to Note 5)	—	37,682	—	—	37,682
Total Assets	$2,877,987	$8,923,048	$260,278	$855,577	$12,916,890
Liabilities
Derivative instruments (refer to Note 5)	$—	$703	$—	$—	$703
Cash-settled awards (refer to Note 8)	—	4,792	—	—	4,792
Total Liabilities	$—	$5,495	$—	$—	$5,495

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The following table quantifies the significant unobservable inputs used in estimating fair values at March 31, 2023 of investments classified as Level 3 in the fair value hierarchy:

	Asset fair value	Valuation technique	Unobservable input	Amount / Range	Weighted average

Other investments - CLO-Equities	$5,019	Discounted cash flow	Default rate	4.5%	4.5%
			Loss severity rate	50.0%	50.0%
			Collateral spread	3.0%	3.0%
			Estimated maturity date	5 years	5 years

Other investments - Other privately held investments	$17,522	Discounted cash flow	Discount rate	6.6%	6.6%
			Default rate	0.5%	0.5%
			Loss absorption yield	1.0%	1.0%
			Estimated maturity date	1-3 years	2 years

Note: Fixed maturities of $130 million that are classified as Level 3 are excluded from the above table as these securities are priced using broker-dealer quotes. In addition, other privately held investments of $123 million that are classified as Level 3 are excluded from the above table as these investments are priced using capital statements received from investee companies.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The following table presents changes in Level 3 for financial instruments measured at fair value on a recurring basis:

	Opening balance	Transfers into Level 3	Transfers out of Level 3	Included in net income(1)	Included in OCI (2)	Purchases	Sales	Settlements/ distributions	Closing balance	Change in unrealized gains/(losses) (3)

Three months ended March 31, 2023
Fixed maturities, available for sale
Corporate debt	$119,104	$—	$—	$(7)	$1,183	$18,910	$—	$(8,763)	$130,427	$—
	119,104	—	—	(7)	1,183	18,910	—	(8,763)	130,427	—
Other investments
CLO-Equities	5,016	—	—	411	—	—	—	(408)	5,019	411
Other privately held investments	136,158	—	—	336	—	4,459	—	—	140,953	336
	141,174	—	—	747	—	4,459	—	(408)	145,972	747
Total assets	$260,278	$—	$—	$740	$1,183	$23,369	$—	$(9,171)	$276,399	$747

Other liabilities
Derivative instruments	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Three months ended March 31, 2022
Fixed maturities, available for sale
Corporate debt	$42,894	$—	$—	$—	$(2,794)	$21,462	$—	$(672)	$60,890	$—
	42,894	—	—	—	(2,794)	21,462	—	(672)	60,890	—
Other investments
CLO-Equities	5,910	—	—	872	—	—	—	(1,901)	4,881	872
Other privately held investments	104,521	—	—	1,618	—	9,335	—	—	115,474	1,618
	110,431	—	—	2,490	—	9,335	—	(1,901)	120,355	2,490
Total assets	$153,325	$—	$—	$2,490	$(2,794)	$30,797	$—	$(2,573)	$181,245	$2,490

Other liabilities
Derivative instruments	$5,630	$—	$—	$(556)	$—	$—	$—	$—	$5,074	$(556)
Total liabilities	$5,630	$—	$—	$(556)	$—	$—	$—	$—	$5,074	$(556)

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
Transfers into Level 3 from Level 2

There were no transfers into Level 3 from Level 2 during the three months ended March 31, 2023 and 2022.

Transfers out of Level 3 into Level 2

There were no transfers out of Level 3 into Level 2 during the three months ended March 31, 2023 and 2022.

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

For hedge funds, direct lending funds, private equity funds and real estate funds, valuation statements are typically released on a reporting lag, therefore, the Company estimates the fair value of these funds by starting with the most recent fund valuations and adjusting for capital calls, redemptions, drawdowns and distributions. Return estimates are not available from the relevant fund managers for these funds, therefore the Company typically has a reporting lag in its fair value measurements of these funds. At March 31, 2023 and December 31, 2022 all funds measured at fair value using NAVs are reported generally on a one quarter lag.

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
At March 31, 2023, the carrying values of cash and cash equivalents including restricted amounts, accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated fair values due to their short maturities. As these financial instruments are not actively traded, their fair values are classified as Level 2.

At March 31, 2023, the Company's fixed maturities, held to maturity, were recorded at amortized cost with a carrying value of $717 million (2022: $698 million) and a fair value of $697 million (2022: $675 million). The fair values of these securities are determined using a model which uses prepayment speeds and spreads sourced primarily from the new issue market. As the significant inputs used to price these securities are observable market inputs, their fair values are classified as Level 2.

At March 31, 2023, the carrying value of mortgage loans, held for investment, approximated fair value. The fair values of mortgage loans are primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk or are determined from pricing for similar loans. As mortgage loans are not actively traded, their fair values are classified as Level 3.

At March 31, 2023, the Company's debt was recorded at amortized cost with a carrying value of $1,313 million (2022: $1,312 million) and a fair value of $1,188 million (2022: $1,160 million). The fair value of the Company's debt is based on prices obtained from a third-party pricing service and is determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As the yields for the risk-free yield curve and the spreads are observable market inputs, the fair value of this debt is classified as Level 2.

At March 31, 2023, Federal Home Loan Bank advances were recorded at amortized cost with a carrying value of $86 million (2022: $81 million) and a fair value of $86 million (2022: $81 million). As these advances are not actively traded, their fair values are classified as Level 2.
5.    DERIVATIVE INSTRUMENTS

The following table provides the balance sheet classifications of derivatives recorded at fair value:

	March 31, 2023			December 31, 2022
	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)

Relating to investment portfolio:
Foreign exchange forward contracts	$51,959	$—	$1,244	$54,076	$81	$559
Relating to underwriting portfolio:
Foreign exchange forward contracts	1,318,403	7,752	1,545	1,441,273	37,601	144
Total derivatives		$7,752	$2,789		$37,682	$703

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

The following table provides a reconciliation of gross derivative assets and liabilities to the net amounts presented in the consolidated balance sheets, with the difference being attributable to the impact of master netting agreements:

	March 31, 2023			December 31, 2022
	Gross amounts	Gross amounts offset	Net amounts(1)	Gross amounts	Gross amounts offset	Net amounts(1)

Derivative assets	$11,632	$(3,880)	$7,752	$41,762	$(4,080)	$37,682
Derivative liabilities	$6,669	$(3,880)	$2,789	$4,783	$(4,080)	$703

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.    DERIVATIVE INSTRUMENTS (CONTINUED)
The following table provides the total unrealized and realized gains (losses) recognized in net income (loss) for derivatives not designated as hedges:

	Consolidated statement of operations line item that includes gain (loss) recognized in net income (loss)	Three months ended March 31,
		2023	2022

Relating to investment portfolio:
Foreign exchange forward contracts	Net investment gains (losses)	$(947)	$2,242
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange (losses) gains	11,250	(27,976)
Other underwriting-related contracts	Other insurance related income (loss)	—	555
Total		$10,303	$(25,179)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES
Reserve Roll-Forward

The following table presents a reconciliation of the Company's beginning and ending gross reserve for losses and loss expenses and net reserve for unpaid losses and loss expenses:

	Three months ended March 31,
	2023	2022

Gross reserve for losses and loss expenses, beginning of period	$15,168,863	$14,653,094
Less reinsurance recoverable on unpaid losses and loss expenses, beginning of period	(5,831,172)	(5,017,611)
Net reserve for unpaid losses and loss expenses, beginning of period	9,337,691	9,635,483

Net incurred losses and loss expenses related to:
Current year	724,680	741,655
Prior years	(4,038)	(8,956)
	720,642	732,699

Net paid losses and loss expenses related to:
Current year	(38,662)	(32,477)
Prior years	(574,538)	(750,969)
	(613,200)	(783,446)

Foreign exchange and other	46,094	(71,661)

Net reserve for unpaid losses and loss expenses, end of period	9,491,227	9,513,075
Reinsurance recoverable on unpaid losses and loss expenses, end of period	5,823,417	4,957,080
Gross reserve for losses and loss expenses, end of period	$15,314,644	$14,470,155

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
The Company writes business with loss experience generally characterized as low frequency and high severity in nature, which can result in volatility in its financial results. During the three months ended March 31, 2023, the Company recognized catastrophe and weather-related losses, net of reinstatement premiums, of $38 million (2022: $60 million).

Estimates for Significant Catastrophe Events

At March 31, 2023, net reserves for losses and loss expenses included estimated amounts for numerous catastrophe events. The magnitude and complexity of losses arising from certain of these events inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at estimated net reserves for losses and loss expenses. These events include New Zealand floods and Cyclone Gabrielle in 2023, Hurricane Ian, Winter Storm Elliot, June European Convective Storms, the Russia-Ukraine war and COVID-19 in 2022, Hurricane Ida, U.S. Winter Storms Uri and Viola and July European Floods in 2021, and the COVID-19 pandemic, Hurricanes Laura, Sally, Zeta and Delta, the Midwest derecho and wildfires across the West Coast of the United States in 2020. As a result, actual losses for these events may ultimately differ materially from current estimates.

Prior Year Reserve Development

The Company's net favorable prior year reserve development arises from changes to estimates of losses and loss expenses related to loss events that occurred in previous calendar years. The following table presents net prior year reserve development by segment:

	Net Favorable Prior Year Reserve Development
	Insurance	Reinsurance	Total

Three months ended March 31, 2023	$1,041	$2,997	$4,038
Three months ended March 31, 2022	$7,062	$1,894	$8,956

The following sections provide further details on net prior year reserve development by segment, line of business and accident year:

Insurance Segment:

The following table maps the Company's lines of business to expected claim tails:

Insurance segment
Expected claims tail
	Short	Medium	Long

Lines of business
Property	X
Accident and health	X
Marine and aviation	X
Cyber		X
Professional lines		X
Credit and political risk		X
Liability			X

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
Prior year reserve development by line of business was as follows:

	Three months ended March 31,
	2023	2022
	Favorable (Adverse)	Favorable (Adverse)

Property	$5,900	$8,060
Accident and health	(304)	3,632
Marine and aviation	13,221	14,647
Cyber	8,452	(687)
Professional lines	(12,594)	(5,936)
Credit and political risk	4,519	895
Liability	(18,153)	(13,549)
Total	$1,041	$7,062

For the three months ended March 31, 2023, the Company recognized $1 million of net favorable prior year reserve development, the principal components of which were:
•$13 million of net favorable prior year reserve development on marine and aviation business primarily due to better than expected loss emergence mainly related to 2021 and 2022 accident years.
•$8 million of net favorable prior year reserve development on cyber business primarily due to better than expected loss emergence mainly related to 2019 and older accident years.
•$6 million of net favorable prior year reserve development on property business primarily due to better than expected loss emergence attributable to 2018 and older accident years, partially offset by reserve strengthening related to the 2021 accident year.
•$5 million of net favorable prior year reserve development on credit and political risk business primarily due to a decrease in the loss estimate attributable to a specific large claim related to the 2020 accident year and better than expected loss emergence attributable to the Lloyds book of business related to several accident years.
•$18 million of net adverse prior year reserve development on liability business primarily due to reserve strengthening within the U.S. primary casualty book of business mainly related to the 2015, 2018 and 2021 accident years.
•$13 million of net adverse prior year reserve development on professional lines business primarily due to reserve strengthening within the U.S. commercial management solutions book of business mainly related to several accident years and U.S. financial institutions book of business mainly related to the 2018 accident year.
For the three months ended March 31, 2022, the Company recognized $7 million of net favorable prior year reserve development, the principal components of which were:
•$15 million of net favorable prior year reserve development on marine and aviation business primarily due to better than expected loss emergence attributable to the marine cargo and marine offshore energy books of business mainly related to the 2018 and 2021 accident years.
•$8 million of net favorable prior year reserve development on property business primarily due to decreases in loss estimates attributable to specific large claims related to the 2017 accident year, and better than expected loss emergence attributable to 2018 catastrophe events.
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
•$6 million of net adverse prior year reserve development on professional lines business primarily due to increases in loss estimates attributable to specific large claims related to the 2015 and 2017 accident years, and reserve strengthening within runoff lines of business mainly related to the 2016 and 2018 accident years.
Reinsurance Segment:
The following table maps the Company's lines of business to expected claim tails:

Reinsurance segment
Expected claims tail
	Short	Medium	Long

Lines of business
Accident and health	X
Agriculture	X
Marine and aviation	X
Professional lines		X
Credit and surety		X
Motor			X
Liability			X
Run-off lines
Catastrophe	X
Property	X
Engineering	X

Prior year reserve development by line of business was as follows:

	Three months ended March 31,
	2023	2022
	Favorable (Adverse)	Favorable (Adverse)

Accident and health	$6,988	$(499)
Agriculture	11,891	1,231
Marine and aviation	(250)	497
Professional lines	(3,225)	(24,522)
Credit and surety	(546)	7,465
Motor	(17,122)	(1,730)
Liability	(32,853)	(4,105)
Run-off lines
Catastrophe	31,058	(246)
Property	6,883	22,539
Engineering	173	1,264
Total run-off lines	38,114	23,557
Total	$2,997	$1,894

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
For the three months ended March 31, 2023, the Company recognized $3 million of net favorable prior year reserve development, the principal components of which were:
•$12 million of net favorable development on agriculture business primarily due to better than expected loss emergence mainly related to the 2022 accident year.
•$7 million of net favorable development on accident and health business primarily due to better than expected loss emergence mainly related to the 2022 accident year.
•$33 million of net adverse development on liability business primarily due to reserve strengthening to reflect increased estimates of future loss trend due to inflation, increases in loss estimates attributable to one large claim within the European book of business related to the 2021 accident year and reserve strengthening within the U.S. proportional book of business related to 2019 and older accident years.
•$17 million of net adverse development on motor business primarily due to reserve strengthening to reflect increased estimates of future loss trend due to inflation.
Run-off lines
•$31 million of net favorable development on catastrophe business primarily due to better than expected loss emergence mainly related to the 2022 accident year.
•$7 million of net favorable development on property business primarily due to better than expected loss emergence attributable to 2022 catastrophe events.
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
Run-off lines
•$23 million of net favorable prior year development on property business primarily due to better than expected loss emergence attributable to 2018, 2019 and 2021 catastrophe events, and an aggregate excess of loss treaty.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.    EARNINGS PER COMMON SHARE
The following table presents a comparison of earnings per common share and earnings per diluted common share:

	Three months ended March 31,
	2023	2022

Earnings per common share
Net income	$180,097	$149,200
Less: Preferred share dividends	7,563	7,563
Net income available to common shareholders	$172,534	$141,637
Weighted average common shares outstanding	84,864	84,961
Earnings per common share	$2.03	$1.67

Earnings per diluted common share
Net income available to common shareholders	$172,534	$141,637

Weighted average common shares outstanding	84,864	84,961
Share-based compensation plans	989	847
Weighted average diluted common shares outstanding	85,853	85,808

Earnings per diluted common share	$2.01	$1.65

Weighted average anti-dilutive shares excluded from the dilutive computation	805	989

8.    SHARE-BASED COMPENSATION

Performance Restricted Stock Units

Performance Restricted Stock Units granted in 2023

Share-settled performance restricted stock units granted in 2023 include a market condition which is the Company’s total shareholder return relative to its peer group ("Relative TSR") over the performance period. Relative TSR is calculated in accordance with the terms of the applicable award agreement. If performance goals are achieved, these awards will cliff vest at the end of a three-year performance period within a range of 0% to 200% of target.

Performance Restricted Stock Units granted in 2023 granted in relation to senior leadership transition

Share-settled performance restricted stock units granted in 2023 to one senior leader include a market condition which is the Company’s total shareholder return relative to its peer group ("Relative TSR") over the performance period. Relative TSR is calculated in accordance with the terms of the applicable award agreement. If performance goals are achieved, fifty percent of these awards will vest at the end of a one-year performance period, and the remaining fifty percent of these awards will vest at the end of a three-year vest period within a range of 0% to 200% of target.

Valuation assumptions

The fair value of performance restricted stock units granted in 2023 was measured on the grant date using a Monte Carlo simulation model.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.    SHARE-BASED COMPENSATION (CONTINUED)
The following table provides details of the significant inputs used in the Monte Carlo simulation model:

Three months ended March 31,	2023 (1)	2023 (2)	2022

Expected volatility	36.24%	29.30%	33.44%
Expected term (in years)	3.0	1.0	3.0
Expected dividend yield	n/a	n/a	n/a
Risk-free interest rate	3.79%	4.61%	1.26%

(1) Performance restricted stock units granted in the ordinary course of business
(2) Performance restricted stock units granted in relation to senior leadership transition

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

Expected term: Performance for awards granted in 2023 is generally measured from January 1, 2023 to December 31, 2025, with performance for awards granted to one senior leader in relation to the senior leadership transition being measured from January 1, 2023 to December 31, 2023. Performance for awards granted in 2022 is measured from January 1, 2022 to December 31, 2024.

Expected dividend yield: The expected dividend yield is not applicable to the performance restricted stock units as dividends are paid at the end of the vesting period and do not affect the value of the performance restricted stock units.

Risk-free interest rate: The risk-free rate is estimated based on the yield on a U.S. treasury zero-coupon bond issued with a remaining term equal to the vesting period of the performance restricted stock units.

Compensation expense associated with performance restricted stock units granted in 2023 and 2022 is determined on the grant date based on the fair value calculated by the Monte Carlo simulation model, and is recognized on a straight-line basis over the requisite service period. During the three months ended March 31, 2023, the transition in our senior leadership resulted in a modification of the previously existing vesting terms of the outstanding restricted stock units and performance restricted stock units granted in 2022 and earlier of one senior leader, and a modification of the performance period of that leader's performance restricted stock units granted in 2022. The modifications did not result in an incremental compensation expense.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.    SHARE-BASED COMPENSATION (CONTINUED)
Share-Settled Awards

The following table provides an activity summary of the Company's share-settled restricted stock units for the three months ended March 31, 2023:

	Share-Settled Performance Restricted Stock Units		Share-Settled Service Restricted Stock Units
	Number of restricted stock units	Weighted average grant date fair value	Number of restricted stock units	Weighted average grant date fair value

Non-vested restricted stock units - beginning of period	330	$60.01	2,117	$53.16
Granted	91	72.14	750	58.05
Vested	(72)	62.26	(705)	54.02
Forfeited	—	—	(33)	53.67
Non-vested restricted stock units - end of period	349	$62.73	2,129	$54.59

Cash-Settled awards

The following table provides an activity summary of the Company's cash-settled restricted stock units for the three months ended March 31, 2023:

Cash-Settled Service Restricted Stock Units
Number of restricted stock units

Non-vested restricted stock units - beginning of period	60
Granted	—
Vested	(59)
Forfeited	(1)
Non-vested restricted stock units - end of period	—

The following table provides additional information related to share-based compensation:

Three months ended March 31,	2023	2022

Share-based compensation expense(1)	$12,526	$15,011
Tax benefits associated with share-based compensation expense	$2,647	$2,426
Liability for cash-settled restricted stock units(2)	$—	$3,023
Fair value of restricted stock units vested(3)	$50,714	$46,970
Unrecognized share-based compensation expense	$108,882	$125,964
Expected weighted average period associated with the recognition of unrecognized share-based compensation expense	2.8 years	2.9 years

(1) Related to share-settled restricted stock units and cash-settled restricted stock units.
(2) Included in other liabilities in the consolidated balance sheets.
(3) Fair value is based on the closing price of the Company's common shares on the vest date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.    SHAREHOLDERS' EQUITY
The following table presents changes in common shares issued and outstanding:

	Three months ended March 31,
	2023	2022

Shares issued, balance at beginning of period	176,580	176,580
Shares issued	—	—
Total shares issued at end of period	176,580	176,580

Treasury shares, balance at beginning of period	(91,912)	(91,806)
Shares repurchased	(262)	(245)
Shares reissued	777	747
Total treasury shares at end of period	(91,397)	(91,304)

Total shares outstanding	85,183	85,276

Treasury Shares
The following table presents common shares repurchased from shares held in Treasury:

	Three months ended March 31,
	2023	2022

In the open market:
Total shares	—	—
Total cost	$—	$—
Average price per share(1)	$—	$—

From employees:(2)
Total shares	262	245
Total cost	$15,945	$12,977
Average price per share(1)	$60.82	$52.93

Total shares repurchased:
Total shares	262	245
Total cost	$15,945	$12,977
Average price per share(1)	$60.82	$52.93

(1) Calculated using whole numbers.
(2)  Shares are repurchased from employees to facilitate the satisfaction of their personal withholding tax liabilities that arise on the vesting of share-settled restricted stock units.
Dividends
The following table presents dividends declared and paid related to the Company's common and preferred shares:

	Per share data
	Dividends declared	Dividends paid in period of declaration	Dividends paid in period following declaration

Three months ended March 31, 2023
Common shares	$0.44	$—	$0.44
Series E preferred shares	$34.38	$—	$34.38

Three months ended March 31, 2022
Common shares	$0.43	$—	$0.43
Series E preferred shares	$34.38	$—	$34.38

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.    DEBT AND FINANCING ARRANGEMENTS
Letter of Credit Facility

On March 31, 2023, the $150 million secured letter of credit facility expired. The terms and conditions of the $500 million secured letter of credit facility remain unchanged.

11.     FEDERAL HOME LOAN BANK ADVANCES

The Company's subsidiaries, AXIS Insurance Company and AXIS Surplus Insurance Company are members of the Federal Home Loan Bank of Chicago ("FHLB").

At March 31, 2023, the companies had admitted assets of approximately $3 billion which provides borrowing capacity of up to approximately $750 million.

At March 31, 2023, the Company had $86 million of borrowings under the FHLB program, with maturities in 2023 and 2024 and interest payable at interest rates between 4.2% and 5.5%. The Company incurred interest expense of $1.0 million for the three months ended March 31, 2023. The borrowings under the FHLB program are secured by investments with a fair value of $106 million.

12.    COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company is subject to routine legal proceedings, including arbitrations, arising in the ordinary course of business. These legal proceedings generally relate to claims asserted by or against the Company in the ordinary course of its insurance or reinsurance operations. Estimated amounts payable related to these proceedings are included in the reserve for losses and loss expenses in the Company's financial statements.

The Company is not party to any material legal proceedings arising outside the ordinary course of business.

Investments

Refer to Note 3 - 'Investments' for information on the Company's unfunded investment commitments related to the Company's other investment portfolio.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.    OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the tax effects allocated to each component of other comprehensive income (loss):

	2023			2022
	Before tax amount	Income tax (expense) benefit	Net of tax amount	Before tax amount	Income tax (expense) benefit	Net of Tax Amount

Three months ended March 31,
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	$153,851	$(19,284)	$134,567	$(507,969)	$65,247	$(442,722)
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	14,950	(1,328)	13,622	(232)	—	(232)
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	44,121	(3,371)	40,750	52,916	(7,573)	45,343
Unrealized gains (losses) arising during the period, net of reclassification adjustment	212,922	(23,983)	188,939	(455,285)	57,674	(397,611)
Foreign currency translation adjustment	(535)	—	(535)	2,775	—	2,775
Total comprehensive income (loss), net of tax	$212,387	$(23,983)	$188,404	$(452,510)	$57,674	$(394,836)

The following table presents details of amounts reclassified from accumulated other comprehensive income ("AOCI") to net income (loss):

		Amount reclassified from AOCI(1)
AOCI Components	Consolidated statement of operations line item that includes reclassification adjustment	Three months ended March 31,
		2023	2022

Unrealized gains (losses) on available for sale investments
	Other realized gains (losses)	$(44,121)	$(52,807)
	Impairment losses	—	(109)
	Total before tax	(44,121)	(52,916)
	Income tax (expense) benefit	3,371	7,573
	Net of tax	$(40,750)	$(45,343)

(1)     Amounts in parentheses are charges to net income (loss).

14.    RELATED PARTY TRANSACTIONS

At March 31, 2023, the Company has invested $7 million in a loan to Eagle Point Credit Management LLC, which is majority-owned by Trident IX L.P., a Stone Point private equity fund.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2023 and 2022 and our financial condition at March 31, 2023 and December 31, 2022. This should be read in conjunction with Item 1 'Consolidated Financial Statements' of this report and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022. Unless otherwise noted, tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

FIRST QUARTER 2023 FINANCIAL HIGHLIGHTS

First Quarter 2023 Consolidated Results of Operations

•Net income attributable to common shareholders of $173 million, or $2.03 per common share, and $2.01 per diluted common share
•Operating income(1) of $200 million, or $2.33 per diluted common share(1)
•Gross premiums written of $2.4 billion
•Net premiums written of $1.6 billion
•Net premiums earned of $1.2 billion
•Pre-tax catastrophe and weather-related losses, net of reinsurance, of $38 million ($32 million, after-tax), (Insurance: $24 million; Reinsurance: $13 million), or 3.1 points on the current accident year loss ratio, primarily attributable to New Zealand floods, Cyclone Gabrielle, and other weather-related events.
•Net favorable prior year reserve development of $4 million
•Underwriting income(2) of $139 million and combined ratio of 90.9%
•Net investment income of $134 million
•Net investment losses of $20 million
•Foreign exchange losses of $9 million
First Quarter 2023 Consolidated Financial Condition
•Total cash and investments of $16.0 billion; fixed maturities, short-term investments, and cash and cash equivalents comprise 85% of total cash and investments and have an average credit rating of AA-
•Total assets of $28.6 billion
•Reserve for losses and loss expenses of $15.3 billion and reinsurance recoverable on unpaid and paid losses and loss expenses of $6.4 billion
•Debt of $1.3 billion and debt to total capital ratio(3) of 20.9%
•Common shares repurchased were 262,000 common shares for a total of $16 million
•Common shareholders’ equity of $4.4 billion; book value per diluted common share of $50.31

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
We provide our clients and distribution partners with a broad range of risk transfer products and services, and strong capacity, backed by excellent financial strength. We manage our portfolio holistically, aiming to construct the optimum portfolio of risks, consistent with our risk appetite and the development of our franchise. We nurture an ethical, entrepreneurial, disciplined and diverse culture that promotes outstanding client service, intelligent risk taking, operating efficiency, corporate citizenship and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a global leader in specialty risks. The execution of our business strategy for the first three months of 2023 included the following:

•increasing our relevance in a select number of attractive specialty lines insurance and treaty reinsurance markets including U.S. excess and surplus lines, North America professional lines and Lloyd's specialty insurance business;

•re-balancing our portfolio towards less volatile lines of business that carry attractive returns while deploying capital within risk limits, diversification and risk management;

•investing in attractive growth markets and advancing capabilities to address more transactional specialist business (small to mid-sized customers) with our key distribution partners;

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

Outlook

We are committed to leadership in specialty insurance and reinsurance, where we have depth of talent and expertise. We believe our market positioning, specialty underwriting acumen, best-in-class claims management capabilities and strong relationships with our distributors and clients, supported by a conservative and well performing investment portfolio, will provide opportunities for increased profitability, with differences among our lines of business driven by our tactical response to market conditions.

The industry is observing rising loss cost trends and, across most lines, we expect rate improvement to continue as carriers assess the impact of heightened catastrophe loss activity, financial and social inflation, and geopolitical uncertainty, among other factors. In this market environment, we continue to focus on growth in attractive lines of business and market segments that are adequately priced.

Rates, terms and conditions across the majority of insurance lines continued to be favorable as pricing generally continues to rise, albeit at varying levels based on market dynamics relative to the individual lines. Market dislocations continue to drive more risks into the Wholesale channel, and we anticipate this to sustain throughout 2023 with the strongest market opportunities occurring in Specialty and E&S lines. For AXIS, we are continuing to pursue a highly targeted and disciplined underwriting strategy across every line we write and all our channels of distribution.

The reinsurance market is experiencing improvements in rates, and terms and conditions. Reinsurance carriers continue to prioritize reducing net volatility and increasing profitability. We are focused on underwriting discipline and driving targeted profitable growth among the specialty and casualty reinsurance lines that we offer.

We are encouraged by the pricing improvements we are seeing across most markets, which we expect will carry through 2023, and that rate will continue to keep pace with loss cost trends. Where prices deliver adequate profitability, we will look to grow within our risk and volatility guidelines. With a strengthened book of business, and a growing footprint in the specialty markets that are seeing the most favorable conditions, we believe AXIS is well positioned to drive profitable growth within the current environment.

Recent Developments

Following the recent disruption in the banking sector, we established a working group to review existing underwriting and investment exposures and to assess potential vulnerabilities. In addition, stress tests were undertaken to assess broader potential underwriting and credit impacts. Based on our review, we have determined that potential exposures are within our risk appetite for an event of this nature. We are continuing to closely monitor banking and associated sectoral impacts.

We note that underwriting exposures emanated from areas where we affirmatively accepted these risks which are within our risk management guidelines.

We believe the losses and loss expenses that have been incurred at March 31, 2023, based on current facts and circumstances, are contained within our expected loss ratios. We will continue to monitor the appropriateness of our assumptions as new information comes to light and will adjust our estimates, as appropriate.

Response to Russia-Ukraine War

Following the Russian invasion of Ukraine and the triggering of sanctions against the countries involved, organizations and named individuals, we established a task-force to coordinate our response to this situation.

The Russia-Ukraine war, and its related impacts, are an evolving risk to which we are exposed from an underwriting and reserving perspective.

Our team continues to track the situation closely, to perform stress and scenario testing on underwriting exposures and to consider a range of economic impacts and external pressures across individual product lines.

Underwriting

We continue to monitor international sanctions which impact our global operations that were effective since March 27, 2022. The impact on gross premiums written for the three months ended March 31, 2023 of the cancellation of policies with exposures to the Russia-Ukraine war was immaterial. We continue to evaluate opportunities to write business in the region, not including Russia or Ukraine risks.

We are also continuing to closely monitor cash due from our customers and reinsurers, giving due consideration to the Russia-Ukraine war and associated international sanctions. At March 31, 2023, we considered the potential financial impact of the Russia-Ukraine war when determining allowances for expected credit losses for insurance and reinsurance premium balances receivable and reinsurance recoverable balances on unpaid losses and loss expenses. Based on facts and circumstances at that time, we did not adjust allowances for expected credit losses at March 31, 2023. We will continue to monitor the appropriateness of allowances for expected credit losses as new information comes to light. Adjustments to allowances for expected credit losses in subsequent periods could be material.

Reserving

At March 31, 2023, estimated pre-tax net losses attributable to the Russia-Ukraine war were $45 million.

The estimate of net reserves for losses and loss expenses related to the Russia-Ukraine war is subject to significant uncertainty. This uncertainty is driven by the difficulty in performing on-site evaluations, and by the inherent difficulty in making assumptions due to the lack of comparable events, the ongoing nature of the event, and its far-reaching impacts.

While we believe the overall estimate of net reserves for losses and loss expenses is adequate for losses and loss expenses that have been incurred at March 31, 2023, based on current facts and circumstances, we will continue to monitor the appropriateness of our assumptions as new information comes to light and will adjust the estimate of net reserves for losses and loss expenses, as appropriate.

Actual losses for this event may ultimately differ materially from current estimates.

Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment' for further information

Investments

At March 31, 2023, we had no direct exposures to Russia or Ukraine within our investments portfolio.

Refer to Item 1A, 'Risk Factors' in our most recent Annual Report on Form 10-K for further information.

CONSOLIDATED RESULTS OF OPERATIONS

	Three months ended March 31,
	2023	% Change	2022

Underwriting revenues:
Gross premiums written	$2,381,976	(10%)	$2,634,608
Net premiums written	1,608,356	(11%)	1,812,872
Net premiums earned	1,230,199	(2%)	1,258,246
Other insurance related income	577	(91%)	6,693
Underwriting expenses:
Net losses and loss expenses	(720,642)	(2%)	(732,699)
Acquisition costs	(230,373)	(7%)	(248,352)
Underwriting-related general and administrative expenses(1)	(140,395)	(3%)	(145,096)
Underwriting income(2)	139,366		138,792

Net investment income	133,771	46%	91,355
Net investment losses	(20,190)	(79%)	(94,508)
Corporate expenses(1)	(26,416)	10%	(23,945)
Foreign exchange (losses) gains	(8,710)	nm	44,273
Interest expense and financing costs	(16,894)	9%	(15,564)
Amortization of intangible assets	(2,729)	—%	(2,729)
Income before income taxes and interest in income (loss) of equity method investments	198,198		137,674
Income tax expense	(15,896)	nm	(24)
Interest in income (loss) of equity method investments	(2,205)	nm	11,550
Net income	180,097		149,200
Preferred share dividends	(7,563)	—%	(7,563)
Net income available to common shareholders	$172,534		$141,637

nm – not meaningful is defined as a variance greater than +/-100%
(1)Underwriting-related general and administrative expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most comparable GAAP financial measure, also included corporate expenses of $26,416 and $23,945 for the three months ended March 31, 2023 and 2022, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for further details on corporate expenses. Refer also to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures Reconciliation' for further details.
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

Underwriting Revenues

Underwriting revenues by segment were as follows:

	Three months ended March 31,
	2023	% Change	2022

Gross premiums written:
Insurance	$1,415,612	7%	$1,327,264
Reinsurance	966,364	(26%)	1,307,344
Total gross premiums written	$2,381,976	(10%)	$2,634,608

Percent of gross premiums written ceded
Insurance	38%	2 pts	36%
Reinsurance	25%	(1 pt)	26%
Total percent of gross premiums written ceded	33%	2 pts	31%

Net premiums written:
Insurance	$882,576	5%	$843,912
Reinsurance	725,780	(25%)	968,960
Total net premiums written	$1,608,356	(11%)	$1,812,872

Net premiums earned:
Insurance	$816,456	8%	$752,816
Reinsurance	413,743	(18%)	505,430
Total net premiums earned	$1,230,199	(2%)	$1,258,246

Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment' for further details on underwriting revenues.

Combined Ratio

The components of the combined ratio were as follows:

	Three months ended March 31,
	2023	% Point Change	2022

Current accident year loss ratio, excluding catastrophe and weather-related losses	55.8%	1.6	54.2%
Catastrophe and weather-related losses ratio	3.1%	(1.6)	4.7%
Current accident year loss ratio	58.9%	—	58.9%
Prior year reserve development ratio	(0.3%)	0.4	(0.7%)
Net losses and loss expenses ratio	58.6%	0.4	58.2%
Acquisition cost ratio	18.7%	(1.0)	19.7%
General and administrative expense ratio(1)	13.6%	0.1	13.5%
Combined ratio	90.9%	(0.5)	91.4%

(1) The general and administrative expense ratio included corporate expenses not allocated to underwriting segments of 2.1% and 1.9% for the three months ended March 31, 2023 and 2022, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for further details.

Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment' for further details on underwriting expenses.

RESULTS BY SEGMENT

Insurance Segment

Results for the insurance segment were as follows:

	Three months ended March 31,
	2023	% Change	2022

Revenues:
Gross premiums written	$1,415,612	7%	$1,327,264
Net premiums written	882,576	5%	843,912
Net premiums earned	816,456	8%	752,816
Other insurance related income	54	(34%)	82

Expenses:
Current accident year net losses and loss expenses	(450,508)		(412,807)
Prior year reserve development	1,041		7,062
Acquisition costs	(147,058)		(138,812)
Underwriting-related general and administrative expenses	(116,630)		(113,950)

Underwriting income	$103,355		$94,391

Ratios:		% Point Change
Current accident year loss ratio, excluding catastrophe and weather-related losses	52.2%	1.7	50.5%
Catastrophe and weather-related losses ratio	3.0%	(1.3)	4.3%
Current accident year loss ratio	55.2%	0.4	54.8%
Prior year reserve development ratio	(0.1%)	0.8	(0.9%)
Net losses and loss expenses ratio	55.1%	1.2	53.9%
Acquisition cost ratio	18.0%	(0.4)	18.4%
Underwriting-related general and administrative expense ratio	14.2%	(1.0)	15.2%
Combined ratio	87.3%	(0.2)	87.5%

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended March 31,
	2023		2022		% Change

Professional lines	$221,615	16%	$304,415	23%	(27%)
Property	381,339	27%	307,919	23%	24%
Liability	284,026	20%	253,162	19%	12%
Cyber	152,788	11%	131,451	10%	16%
Marine and aviation	233,424	16%	224,517	17%	4%
Accident and health	79,384	6%	58,301	4%	36%
Credit and political risk	63,036	4%	47,499	4%	33%
Total	$1,415,612	100%	$1,327,264	100%	7%

Gross premiums written for the three months ended March 31, 2023 increased by $88 million, or 7%, compared to the three months ended March 31, 2022. The increase was attributable to property, liability, cyber, accident and health, credit and political risk, and marine and aviation lines, partially offset by a decrease in professional lines.

The increases in property, liability, cyber, credit and political risk, and marine and aviation lines were due to favorable rate changes and new business. The increase in accident and health lines was due to new business.

The decrease in professional lines was due to reduced business opportunities associated with challenging market conditions.

Ceded Premiums Written

Ceded premiums written for the three months ended March 31, 2023 was $533 million, or 38%, of gross premiums written, compared to $483 million, or 36%, of gross premiums written for the three months ended March 31, 2022.

The increase in ceded premiums written of $50 million, or 10%, was primarily driven by increases in liability and property lines, partially offset by a decrease in professional lines.

The increases in liability and property lines reflected the increase in gross premiums written for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

The increase in property lines was also attributable to the restructuring of two significant existing quota share treaties.

The decrease in professional lines reflected the decrease in gross premiums written for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The decrease in professional lines was also due to the restructuring of a significant existing quota share treaty.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended March 31,
	2023		2022		% Change

Professional lines	$188,953	23%	$214,323	28%	(12%)
Property	197,268	25%	180,153	24%	10%
Liability	124,854	15%	105,177	14%	19%
Cyber	81,820	10%	68,516	9%	19%
Marine and aviation	125,330	15%	117,691	16%	6%
Credit and political risk	33,688	4%	25,421	3%	33%
Accident and health	64,543	8%	41,535	6%	55%
Total	$816,456	100%	$752,816	100%	8%

Net premiums earned for the three months ended March 31, 2023 increased by $64 million, or 8%, ($70 million, or 9%, on a constant currency basis(1)), compared to the three months ended March 31, 2022. The increase was primarily driven by increases in gross premiums earned in liability, property, accident and health, and cyber lines. These increases were partially offset by increases in ceded premiums earned in liability and property lines and a decrease in gross premiums earned in professional lines.

Loss Ratio

The components of the loss ratio were as follows:

	Three months ended March 31,
	2023	% Point Change	2022

Current accident year loss ratio	55.2%	0.4	54.8%
Prior year reserve development ratio	(0.1%)	0.8	(0.9%)
Loss ratio	55.1%	1.2	53.9%

Current Accident Year Loss Ratio

The current accident year loss ratio increased to 55.2% for the three months ended March 31, 2023, from 54.8% for the three months ended March 31, 2022.

During the three months ended March 31, 2023, catastrophe and weather-related losses, were $24 million, or 3.0 points, primarily attributable to New Zealand floods, Cyclone Gabrielle, and other weather-related events.

Comparatively, during the three months ended March 31, 2022, catastrophe and weather-related losses, were $33 million, or 4.3 points, including natural catastrophe and weather-related losses of $17 million primarily attributable to Eastern Australia floods, and other weather-related events. The remaining losses of $16 million were attributable to the Russia-Ukraine war.

After adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio increased to 52.2% for the three months ended March 31, 2023, from 50.5% for the three months ended March 31, 2022. The increase in the current accident year loss ratio, after adjusting for the impact of the catastrophe and weather-related losses was principally due to heightened loss trends in liability lines consistent with changes in loss assumptions reflected in recent periods.

(1) Amounts presented on a constant currency basis are non-GAAP financial measures as defined in Item 10 (e) of SEC Regulation S-K. The constant currency basis is calculated by applying the average foreign exchange rate from the current year to the prior year balance.

Prior Year Reserve Development

Refer to Item 1, Note 6 to the Consolidated Financial Statements 'Reserve for losses and loss expenses' for details on the lines of business, the expected claims tails and prior year development.

Acquisition Cost Ratio

The acquisition cost ratio decreased to 18.0% for the three months ended March 31, 2023, from 18.4% for the three months ended March 31, 2022, principally related to a decrease in variable acquisition costs associated with property lines.

Underwriting-Related General and Administrative Expense Ratio

The underwriting-related general and administrative expense ratio decreased to 14.2% for the three months ended March 31, 2023, from 15.2% for the three months ended March 31, 2022, mainly driven by an increase in net premiums earned, partially offset by an increase in personnel and travel costs.

Reinsurance Segment

Results from the reinsurance segment were as follows:

	Three months ended March 31,
	2023	% Change	2022

Revenues:
Gross premiums written	$966,364	(26%)	$1,307,344
Net premiums written	725,780	(25%)	968,960
Net premiums earned	413,743	(18%)	505,430
Other insurance related income	523	(92%)	6,611

Expenses:
Current accident year net losses and loss expenses	(274,172)		(328,848)
Prior year reserve development	2,997		1,894
Acquisition costs	(83,315)		(109,540)
Underwriting-related general and administrative expenses	(23,765)		(31,146)

Underwriting income	$36,011		$44,401
Ratios:		% Point Change
Current accident year loss ratio, excluding catastrophe and weather-related losses	63.0%	3.3	59.7%
Catastrophe and weather-related losses ratio	3.3%	(2.1)	5.4%
Current accident year loss ratio	66.3%	1.2	65.1%
Prior year reserve development ratio	(0.8%)	(0.4)	(0.4%)
Net losses and loss expenses ratio	65.5%	0.8	64.7%
Acquisition cost ratio	20.1%	(1.6)	21.7%
Underwriting-related general and administrative expense ratio	5.8%	(0.3)	6.1%
Combined ratio	91.4%	(1.1)	92.5%

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended March 31,
	2023		2022		% Change

Liability	$198,861	21%	$284,348	22%	(30%)
Accident and health	295,985	31%	330,732	25%	(11%)
Professional lines	136,201	14%	133,579	10%	2%
Credit and surety	115,237	12%	103,876	8%	11%
Motor	140,115	14%	151,714	12%	(8%)
Agriculture	22,399	2%	27,826	2%	(20%)
Marine and aviation	30,531	3%	50,485	4%	(40%)
Run-off lines
Catastrophe	16,301	2%	138,396	10%	(88%)
Property	9,605	1%	76,323	6%	(87%)
Engineering	1,129	—%	10,065	1%	(89%)
Total run-off lines	27,035	3%	224,784	17%	(88%)
Total	$966,364	100%	$1,307,344	100%	(26%)

Gross premiums written for the three months ended March 31, 2023, decreased by $341 million, or 26% ($309 million, or 24%, on a constant currency basis), compared to the three months ended March 31, 2022. The decrease was attributable to catastrophe, liability, property, accident and health, marine and aviation, motor, engineering, and agriculture lines, partially offset by increases in credit and surety, and professional lines.

The decreases in catastrophe and property lines were due to the exit from these lines of business in June 2022.

The decrease in liability lines was primarily related to non-renewals of U.S. regional multi-line business following the exit from catastrophe and property lines of business in June 2022.

The decrease in accident and health lines was due to non-renewals and decreased line sizes of several contracts, the timing of renewals of two significant contracts, and negative premium adjustments in the three months ended March 31, 2023, compared to positive premium adjustments in the three months ended March 31, 2022.

The decrease in marine and aviation lines was attributable to non-renewals of marine business and the exit from the aviation business effective January 1, 2023.

The decrease in motor lines was largely driven by non-renewals and decreased line sizes associated with repositioning the portfolio together with the impact of foreign exchange rate movements, partially offset by new business and the timing of the renewal of a significant contract.

The decrease in engineering lines was due to positive premium adjustments related to a significant contract in three months ended March 31, 2022.

The decrease in agriculture lines was attributable to non renewals and a lower level of positive premium adjustments in the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

The increase in credit and surety lines was driven by new business, including mortgage business, and the timing of renewals of several contracts.

The increase in professional lines was due to new business and favorable markets conditions, partially offset by non-renewals and decreased line sizes on several contracts and a lower level of premium adjustments associated with favorable market conditions in the three months ended March 31, 2023, compared to three months ended March 31, 2022.

Ceded Premiums Written

Ceded premiums written for the three months ended March 31, 2023, was $241 million, or 25%, of gross premiums written, compared to $338 million, or 26%, of gross premiums written for the three months ended March 31, 2022. The decrease in ceded premiums written of $98 million, or 29%, was primarily driven by decreases in catastrophe, liability, and credit and surety lines, partially offset by an increase in accident and health lines.

The decrease in catastrophe lines reflected the decrease in gross premiums written in the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

The decrease in liability lines was due to a decrease in premiums ceded to an existing quota share retrocessional treaty with a strategic capital partner and the restructuring of a significant quota share retrocessional treaty.

The decrease in credit and surety lines was associated with the restructuring of a significant quota share retrocessional treaty and the non-renewal of a fronting arrangement.

The increase in accident and health lines was attributable to the restructuring of a significant quota share retrocessional treaty.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended March 31,
	2023		2022		% Change

Liability	$102,441	25%	$109,771	22%	(7%)
Accident and health	83,184	20%	95,564	19%	(13%)
Professional lines	57,011	14%	56,369	11%	1%
Credit and surety	54,013	13%	44,449	9%	22%
Motor	38,835	9%	50,017	10%	(22%)
Agriculture	25,632	6%	22,129	4%	16%
Marine and aviation	16,273	4%	18,103	4%	(10%)
Run-off lines
Catastrophe	13,361	4%	55,108	10%	(76%)
Property	18,609	4%	39,906	8%	(53%)
Engineering	4,384	1%	14,014	3%	(69%)
Total run-off lines	36,354	9%	109,028	21%	(67%)
Total	$413,743	100%	$505,430	100%	(18%)

Net premiums earned for the three months ended March 31, 2023, decreased by $92 million, or 18% ($75 million, or 15%, on a constant currency basis), compared to the three months ended March 31, 2022. The decrease was primarily driven by decreases in gross premiums earned in catastrophe, property, accident and health, liability, engineering, and motor lines. These decreases were partially offset by a decrease in ceded premiums earned in catastrophe lines and an increase in gross premiums earned in credit and surety lines.

Other Insurance Related Income (Loss)

Other insurance related income decreased by $6 million, to $1 million for the three months ended March 31, 2023, compared to other insurance related income of $7 million for the three months ended March 31, 2022, primarily associated with a decrease in fees related to arrangements with strategic capital partners.

Loss Ratio

The components of the loss ratio were as follows:

	Three months ended March 31,
	2023	% Point Change	2022

Current accident year loss ratio	66.3%	1.2	65.1%
Prior year reserve development ratio	(0.8%)	(0.4)	(0.4%)
Loss ratio	65.5%	0.8	64.7%

Current Accident Year Loss Ratio

The current accident year loss ratio increased to 66.3% for the three months ended March 31, 2023 from 65.1% for the three months ended March 31, 2022.

During the three months ended March 31, 2023, catastrophe and weather-related losses, were $13 million, or 3.3 points, primarily attributable to New Zealand floods, and other weather-related events.

Comparatively, during the three months ended March 31, 2022, catastrophe and weather-related losses, were $27 million, or 5.4 points, including weather-related losses of $13 million. The remaining losses of $14 million were attributable to the Russia-Ukraine war.

After adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio increased to 63.0% for the three months ended March 31, 2023, from 59.7% for the three months ended March 31, 2022. The increase in the current accident year loss ratio after adjusting for the impact of catastrophe and weather-related losses was principally due to the exit from catastrophe and property lines of business, partially offset by improved loss experience in marine and aviation lines and changes in business mix due to the increase in credit and surety lines of business written in the period which carry a lower loss ratio.

Prior Year Reserve Development

Refer to Item 1, Note 6 to the Consolidated Financial Statements 'Reserve for losses and loss expenses' for details on the lines of business, the expected claims tails and prior year development.

Acquisition Cost Ratio

The acquisition cost ratio decreased to 20.1% for the three months ended March 31, 2023, from 21.7% for the three months ended March 31, 2022, principally related to the impact of retrocessional contracts on professional lines, liability, credit and surety, and motor lines, and a lower level of adjustments attributable to loss-sensitive features mainly in motor lines, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, partially offset by changes in business mix driven by the decrease in catastrophe and property lines of business written in recent periods and the increase in liability, professional lines, and credit and surety lines of business written in recent periods.

Underwriting-Related General and Administrative Expense Ratio

The underwriting-related general and administrative expense decreased to 5.8% for the three months ended March 31, 2023, from 6.1% for the three months ended March 31, 2022, mainly driven by a decrease in personnel costs associated with the exit from catastrophe and property lines of business, partially offset by a decrease in net premiums earned and a decrease in fees related to arrangements with strategic capital partners.

NET INVESTMENT INCOME AND NET INVESTMENT GAINS (LOSSES)

Net Investment Income

Net investment income from our cash and investment portfolio by major asset class was as follows:

	Three months ended March 31,
	2023	% Change	2022

Fixed maturities	$118,262	82%	$64,809
Other investments	486	(98%)	26,050
Equity securities	2,455	13%	2,172
Mortgage loans	8,386	nm	4,163
Cash and cash equivalents	10,012	nm	1,118
Short-term investments	1,660	nm	166
Gross investment income	141,261	43%	98,478
Investment expense	(7,490)	5%	(7,123)
Net investment income	$133,771	46%	$91,355

Pre-tax yield:(1)
Fixed maturities	3.7%		2.1%

nm - not meaningful
(1) Pre-tax yield is calculated by dividing annualized net investment income by the average month-end amortized cost balances.

Fixed Maturities

Net investment income attributable to fixed maturities for the three months ended March 31, 2023, was $118 million, compared to net investment income of $65 million for the three months ended March 31, 2022. The increase for the three months ended March 31, 2023, compared to the same period in 2022, was due to an increase in yields.

Other Investments
Net investment income (loss) from other investments was as follows:

	Three months ended March 31,
	2023	2022

Hedge, direct lending, private equity and real estate funds	$(448)	$22,803
Other privately held investments	500	2,025
CLO-Equities	434	1,222
Total net investment income from other investments	$486	$26,050

Pre-tax return on other investments(1)	—%	2.8%

(1)The pre-tax return on other investments is calculated by dividing total net investment income from other investments (non-annualized) by the average month-end fair value balances held for the periods indicated.

Net investment income attributable to other investments for the three months ended March 31, 2023, was $0.5 million, compared to net investment income of $26 million, for the three months ended March 31, 2022. The decrease for the three months ended March 31, 2023, compared to the same period in 2022, was primarily related to lower returns from real estate and private equity funds.

Net Investment Gains (Losses)

Net investment gains (losses) were as follows:

	Three months ended March 31,
	2023	2022

On sale of investments:
Fixed maturities and short-term investments	$(41,279)	$(52,724)
Equity securities	1,121	(225)
	(40,158)	(52,949)
(Increase) decrease in allowance for expected credit losses, fixed maturities, available for sale	(911)	(70)
(Increase) decrease in allowance for expected credit losses, mortgage loans	(1,900)	—
Impairment losses (1)	—	(109)
Change in fair value of investment derivatives	(947)	2,242
Net unrealized gains (losses) on equity securities	23,726	(43,622)
Net investment losses	$(20,190)	$(94,508)

(1)Related to instances where we intend to sell securities, or it is more likely than not that we will be required to sell securities before their anticipated recovery.

On Sale of Investments and Net Unrealized Gains (Losses) on Equity Securities

Generally, sales of individual securities occur when there are changes in the relative value, credit quality or duration of a particular issue. We may also sell securities to re-balance our investment portfolio in order to change exposure to particular asset classes or sectors.

Net investment losses for the three months ended March 31, 2023 were $20 million, compared to net investment losses of $95 million for the three months ended March 31, 2022.

For the three months ended March 31, 2023, the net investment losses were primarily due to net realized losses on the sale of corporate debt and Non-U.S. government securities, partially offset by net unrealized gains on equity securities.

For the three months ended March 31, 2022, the net investment losses were primarily due to net realized losses on the sale of U.S government, Agency RMBS and corporate debt securities and net unrealized losses on equity securities.

(Increase) decrease in allowance for expected credit losses, fixed maturities, mortgage loans

For the three months ended March 31, 2023, the allowance for expected credit losses increased by $3 million primarily related to one collateral dependent mortgage loan. Refer to Note 3(d) to the Consolidated Financial Statements 'Investments'.

Change in Fair Value of Investment Derivatives

We economically hedge foreign exchange exposure with derivative contracts.

For the three months ended March 31, 2023, foreign exchange hedges resulted in $1 million of net losses primarily attributable to securities denominated in pound sterling and euro.

For the three months ended March 31, 2022, foreign exchange hedges resulted in $2 million of net gains primarily attributable to securities denominated in pound sterling and euro.

Total Return
Total return on cash and investments was as follows:

	Three months ended March 31,
	2023	2022

Net investment income	$133,771	$91,355
Net investments losses	(20,190)	(94,508)
Change in net unrealized gains (losses) on fixed maturities (1)	212,922	(455,285)
Interest in income (loss) of equity method investments	(2,205)	11,550
Total	$324,298	$(446,888)

Average cash and investments(2)	$15,832,861	$16,258,477

Total return on average cash and investments, pre-tax:
Including investment related foreign exchange movements	2.0%	(2.7%)
Excluding investment related foreign exchange movements(3)	1.9%	(2.6%)

(1)Change in net unrealized gains (losses) on fixed maturities is calculated by taking net unrealized gains (losses) at period end less net unrealized gains (losses) at the prior period end.
(2)The average cash and investments balance is calculated by taking the average of the period end fair value balances.
(3)Pre-tax total return on cash and investments excluding foreign exchange movements is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to pre-tax total return on cash and investments, the most comparable GAAP financial measure, included foreign exchange (losses) gains of $19 million and $(28) million for the three months ended March 31, 2023 and 2022, respectively.

OTHER EXPENSES (REVENUES), NET

The following table provides a summary of other expenses (revenues), net:

	Three months ended March 31,
	2023	% Change	2022

Corporate expenses	$26,416	10%	$23,945
Foreign exchange losses (gains)	8,710	nm	(44,273)
Interest expense and financing costs	16,894	9%	15,564
Income tax expense	15,896	nm	24
Total	$67,916		$(4,740)

nm – not meaningful

Corporate Expenses

Corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 2.1% for the three months ended March 31, 2023, compared to 1.9% for the three months ended March 31, 2022.

The increase in corporate expenses in 2023 was mainly driven by an increase in performance-related compensation costs and professional fees, partially offset by a decrease in information technology costs and personnel costs.

Foreign Exchange Losses (Gains)

Some of our business is written in currencies other than the U.S. dollar.

Foreign exchange losses of $9 million for the three months ended March 31, 2023 were mainly driven by the impact of the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in euro, partially offset by the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in Turkish lira.

Foreign exchange gains of $44 million for the three months ended March 31, 2022 were mainly driven by the impact of the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling and euro.

Interest Expense and Financing Costs

Interest expense and financing costs are related to interest due on the 5.150% senior unsecured notes ("5.150% Senior Notes") issued in 2014, the 4.000% senior unsecured notes ("4.000% Senior Notes") issued in 2017, the 3.900% senior unsecured notes ("3.900% Senior Notes"), the 4.900% fixed-rate reset junior subordinated notes ("Junior Subordinated Notes") issued in 2019, and the Federal Home Loan advances ("FHLB advances") received in the 2022 and 2023.

Interest expense and financing costs were $17 million and $16 million for the three months ended March 31, 2023 and 2022, respectively.

Income Tax Expense (Benefit)

Income tax expense (benefit) primarily results from income (loss) generated by our foreign operations in the U.S. and Europe. Our effective tax rate which is calculated as income tax expense (benefit) divided by income (loss) before tax including interest in income (loss) of equity method investments was 8.1% and —% for the three months ended March 31, 2023 and 2022, respectively. This effective rate can vary between periods depending on the distribution of net income (loss) among tax jurisdictions, as well as other factors.

The tax expense of $16 million for the three months ended March 31, 2023 was principally due to the generation of pre-tax income in our U.S., U.K and European operations, partially offset by a decrease in the valuation allowance on deferred tax assets in Europe.

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

FINANCIAL MEASURES

We believe the following financial indicators are important in evaluating performance and measuring the overall growth in value generated for common shareholders:

	Three months ended March 31,
	2023	2022

Annualized return on average common equity(1)	16.2%	12.0%
Annualized operating return on average common equity(2)	18.8%	15.3%
Book value per diluted common share(3)	$50.31	$51.97
Cash dividends declared per common share	$0.44	$0.43
Increase (decrease) in book value per diluted common share adjusted for dividends	$3.80	$(3.38)

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

ROACE reflects the impact of net income (loss) available (attributable) to common shareholders including net investment gains (losses), foreign exchange losses (gains) and interest in income (loss) of equity method investments.

The increase in ROACE for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily driven by a decrease in net investment losses, an increase in net investment income, and a decrease in average common shareholder's equity, partially offset by foreign exchange losses, an increase in income tax expense and interest in loss of equity method investments.

Operating ROACE excludes the impact of net investment gains (losses), foreign exchange losses (gains) and interest in income (loss) of equity method investments.

The increase in operating ROACE for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily driven by an increase in net investment income and a decrease in average common shareholder's equity, partially offset by an increase in income tax expense.

Book Value per Diluted Common Share

We consider book value per diluted common share to be an appropriate measure of returns to common shareholders, as we believe growth in book value on a diluted basis will ultimately translate into appreciation of our stock price.

During the three months ended March 31, 2023, book value per diluted common share increased by 7% due to a decrease in net unrealized investment losses reported in other comprehensive income (loss), and net income in the period, partially offset by common dividends declared.

During the three months ended March 31, 2022, book value per diluted common share decreased by 7% due to net unrealized investment losses reported in other comprehensive income (loss) and common dividends declared, partially offset by net income in the period.

Cash Dividends Declared per Common Share

We believe in returning excess capital to shareholders by way of dividends and share repurchases. Accordingly, dividend policy is an integral part of the value we create for shareholders. Our cumulative strong earnings have permitted our Board of Directors to approve nineteen successive annual increases in quarterly common share dividends.

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

During the three months ended March 31, 2023, the increase in total value of $3.80, or 8%, was driven by a decrease in net unrealized investment losses recognized in other comprehensive income (loss), and net income in the period.

During the three months ended March 31, 2022, the decrease in total value of $3.38, or 6%, was driven by net unrealized investment losses recognized in other comprehensive income (loss), partially offset by net income in the period.

NON-GAAP FINANCIAL MEASURES RECONCILIATION

	Three months ended March 31,
	2023	2022

Net income available to common shareholders	$172,534	$141,637
Net investment (gains) losses(1)	20,190	94,508
Foreign exchange loss (gains)(2)	8,710	(44,273)
Interest in (income) loss of equity method investments(3)	2,205	(11,550)
Income tax benefit	(3,585)	(497)
Operating income	$200,054	$179,825

Earnings per diluted common share	$2.01	$1.65
Net investment (gains) losses	0.24	1.10
Foreign exchange (losses) gains	0.10	(0.52)
Interest in (income) loss of equity method investments	0.03	(0.13)
Income tax expense benefit	(0.05)	(0.01)
Operating income per diluted common share	$2.33	$2.09

Weighted average diluted common shares outstanding(4)	85,853	85,808

Average common shareholders' equity	$4,250,070	$4,715,599

Annualized return on average common equity	16.2%	12.0%

Annualized operating return on average common equity(5)	18.8%	15.3%

(1)Tax expense (benefit) of ($1,528) and ($13,313) for the three months ended March 31, 2023 and 2022, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.
(2)Tax expense (benefit) of ($2,057) and $12,816 for the three months ended March 31, 2023 and 2022, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.
(3)Tax expense (benefit) of $nil for the three and three months ended March 31, 2023 and 2022, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.
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

Amortization of intangible assets arose from business decisions, the nature and timing of which are not related to the underwriting process. Therefore, these expenses are excluded from consolidated underwriting income (loss).

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

Operating Income (Loss)

Operating income (loss) represents after-tax operational results exclusive of net investment gains (losses), foreign exchange losses (gains) and interest in income (loss) of equity method investments.

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

Foreign exchange losses (gains) in our consolidated statements of operations primarily relate to the impact of foreign exchange rate movements on net insurance-related liabilities. However, we manage our investment portfolio in such a way that unrealized and realized foreign exchange losses (gains) on our investment portfolio, including unrealized foreign exchange losses (gains) on our equity securities and foreign exchange losses (gains) realized on the sale of our available for sale investments and equity securities recognized in net investment gains (losses) and unrealized foreign exchange losses (gains) on our available for sale investments in other comprehensive income (loss), generally offset a large portion of the foreign exchange losses (gains) arising from our underwriting portfolio, thereby minimizing the impact of foreign exchange rate movements on total shareholders' equity. As a result, we believe that foreign exchange losses (gains) in our consolidated statements of operations in isolation are not a meaningful contributor to the performance of our business. Therefore, foreign exchange losses (gains) are excluded from operating income (loss).

Interest in income (loss) of equity method investments is primarily driven by business decisions, the nature and timing of which are not related to the underwriting process. Therefore, this income (loss) is excluded from operating income (loss).

Certain users of our financial statements evaluate performance exclusive of after-tax net investment gains (losses), foreign exchange losses (gains) and interest in income (loss) of equity method investments in order to understand the profitability of recurring sources of income.

We believe that showing net income (loss) available (attributable) to common shareholders exclusive of after-tax net investment gains (losses), foreign exchange losses (gains) and interest in income (loss) of equity method investments reflects the underlying fundamentals of our business. In addition, we believe that this presentation enables investors and other users of our financial information to analyze performance in a manner similar to how our management analyzes the underlying business performance. We also believe this measure follows industry practice and, therefore, facilitates comparison of our performance with our peer group. We believe that equity analysts and certain rating agencies that follow us, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons. The reconciliation of operating income (loss) to net income (loss) available (attributable) to common shareholders, the most comparable GAAP financial measure, is presented above.

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

CASH AND INVESTMENTS

Details of cash and investments are as follows:

	March 31, 2023	December 31, 2022
	Fair Value	Fair Value

Fixed maturities, available for sale	$11,627,555	$11,326,894
Fixed maturities, held to maturity(1)	696,775	674,743
Equity securities	573,916	485,253
Mortgage loans	634,470	627,437
Other investments	1,008,887	996,751
Equity method investments	146,083	148,288
Short-term investments	70,416	70,310
Total investments	$14,758,102	$14,329,676

Cash and cash equivalents(2)	$1,179,295	$1,174,653

(1)Presented at net carrying value of $717 million (2022: $698 million) in the consolidated balance sheets.
(2)Includes restricted cash and cash equivalents of $362 million and $423 million at March 31, 2023 and at December 31, 2022, respectively.

Overview

The fair value of total investments increased by $428 million in the three months ended March 31, 2023, driven by the increase in market value of fixed maturities due to the decline in yields.

An analysis of our investment portfolio by asset class is detailed below:

Fixed Maturities

Details of our fixed maturities portfolio are as follows:

	March 31, 2023		December 31, 2022
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$2,901,312	24%	$2,639,330	22%
Non-U.S. government	558,077	5%	562,029	5%
Corporate debt	4,372,877	36%	4,329,328	36%
Agency RMBS	1,272,161	10%	1,202,785	10%
CMBS	923,503	7%	947,778	8%
Non-agency RMBS	129,485	1%	133,534	1%
ABS	2,018,493	16%	2,030,498	17%
Municipals(1)	148,422	1%	156,355	1%
Total	$12,324,330	100%	$12,001,637	100%

Credit ratings:
U.S. government and agency	$2,901,312	24%	$2,639,330	22%
AAA(2)	4,223,886	34%	4,189,661	36%
AA	865,033	7%	871,966	7%
A	1,830,773	15%	1,835,746	15%
BBB	1,396,112	11%	1,377,638	11%
Below BBB(3)	1,107,214	9%	1,087,296	9%
Total	$12,324,330	100%	$12,001,637	100%

(1)Includes bonds issued by states, municipalities, and political subdivisions.
(2)Includes U.S. government-sponsored agencies, residential mortgage-backed securities ("RMBS") and commercial mortgage-backed securities ("CMBS").
(3)Non-investment grade and non-rated securities.

At March 31, 2023, fixed maturities had a weighted average credit rating of AA- (2022: AA-), a book yield of 3.7% (2022: 3.5%) and an average duration of 3.0 years (2022: 3.0 years). At March 31, 2023, fixed maturities together with short-term investments, and cash and cash equivalents (i.e. total investments of $13.6 billion), had an average credit rating of AA- (2022: AA-) and an average duration of 2.8 years (2022: 2.8 years).

At March 31, 2023, net unrealized losses on fixed maturities were $637 million, compared to net unrealized losses of $850 million at December 31, 2022, a decrease of $213 million due to the decline in yields.

Equity Securities

At March 31, 2023, net unrealized gains on equity securities were $15 million, compared to net unrealized losses of $9 million at December 31, 2022, an increase of $24 million driven by the improvement in global equity markets and the increase in market value of bond mutual funds.

Mortgage Loans

At March 31, 2023, our investment in commercial mortgage loans was $634 million, compared to $627 million at December 31, 2022, an increase of $7 million. The commercial mortgage loans are high quality, first lien and are collateralized by a variety of commercial properties which are diversified geographically throughout the U.S. and by property type to reduce the risk of concentration. At March 31, 2023, there is one collateral dependent loan with a loan-to-value ratio in excess of 100%, resulting in an allowance for credit losses of $2 million.

Other Investments

Details of our other investments portfolio are as follows:

	March 31, 2023		December 31, 2022
	Fair Value	% of Total	Fair Value	% of Total

Hedge funds
Multi-strategy funds	30,721	3%	32,616	3%
Total hedge funds	30,721	3%	32,616	3%

Direct lending funds	258,183	26%	258,626	26%
Private equity funds	273,859	27%	265,836	27%
Real estate funds	300,152	30%	298,499	30%
Total hedge, direct lending, private equity and real estate funds	862,915	86%	855,577	86%

CLO-Equities	5,019	—%	5,016	—%
Other privately held investments	140,953	14%	136,158	14%
Total other investments	$1,008,887	100%	$996,751	100%

Refer to Note 3(e) to the Consolidated Financial Statements 'Investments'.

Equity Method Investments

Our ownership interest in Harrington is reported in interest in income (loss) of equity method investments.

Interest in income (loss) of equity method investments of $(2) million, for the three months ended March 31, 2023, compared to $12 million for the three months ended March 31, 2022, was attributable to lower investment gains realized by Harrington.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the ‘Liquidity and Capital Resources’ section included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 for a general discussion of liquidity and capital resources.

The following table summarizes consolidated capital:

	March 31, 2023	December 31, 2022

Debt	$1,312,658	$1,312,314

Preferred shares	550,000	550,000
Common equity	4,410,229	4,089,910
Shareholders’ equity	4,960,229	4,639,910
Total capital	$6,272,887	$5,952,224

Ratio of debt to total capital	20.9%	22.0%

We finance operations with a combination of debt and equity capital. The debt to total capital ratio provides an indication of our capital structure, along with some insight into our financial strength. While the impact of unrealized investment losses recognized in other comprehensive income (loss), following a decrease in market value of our fixed maturities in 2022, has reduced common shareholders' equity, we believe that our financial flexibility remains strong and adjustments are made, if there are developments that differ from previous expectations.
Federal Home Loan Bank Advances

The Company's subsidiaries, AXIS Insurance Company and AXIS Surplus Insurance Company are members of the Federal Home Loan Bank of Chicago ("FHLB").

At March 31, 2023, the Company had $86 million of borrowings under the FHLB program, with maturities in 2023 and 2024 and interest payable at interest rates between 4.2% and 5.5%. The Company incurred interest expense of $1 million for the three months ended March 31, 2023. The borrowings under the FHLB program are secured by investments with a fair value of $106 million.

Line of credit

On March 31, 2023, the $150 million secured letter of credit facility expired as we determined that the $500 million secured letter of credit facility would be sufficient to meet future obligations.
Common Equity
During the three months ended March 31, 2023, common equity increased by $320 million. The following table reconciles opening and closing common equity positions:

Three months ended March 31,	2023

Common equity - opening	$4,089,910
Share-based compensation expense	11,977
Change in unrealized gains (losses) on available for sale investments, net of tax	188,939
Foreign currency translation adjustment	(535)
Net income (loss)	180,097
Preferred share dividends	(7,563)
Common share dividends	(38,355)
Treasury shares repurchased	(15,945)
Treasury shares reissued	1,704
Common equity - closing	$4,410,229

During the three months ended March 31, 2023, we repurchased 262,000 common shares from employees to facilitate the satisfaction of their personal withholding tax liabilities that arise on the vesting of share-settled restricted stock units granted under our 2017 Long-Term Equity Compensation Plans for a total cost of $16 million.
At April 26, 2023, we had $100 million of remaining authorization under our Board-authorized share repurchase program for common share repurchases through December 31, 2023 (refer to Part II, Item 2 'Unregistered Sales of Equity Securities and Use of Proceeds' for further details).
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

We believe that the critical accounting estimates discussion in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, continues to describe the significant estimates and judgments included in the preparation of the consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

At March 31, 2023, there were no recently issued accounting pronouncements that we have not yet adopted that we expect could have a material impact on our results of operations, financial condition or liquidity.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to this item since December 31, 2022, with the exception of the changes in exposure to foreign currency risk presented below.

Foreign Currency Risk
The table below provides a sensitivity analysis of total net foreign currency exposures:

	AUD	CAD	EUR	GBP	JPY	Other	Total

At March 31, 2023
Net managed assets (liabilities), excluding derivatives	$1,132	$362,175	$(427,638)	$(272,746)	$(79,578)	$68,383	$(348,272)
Foreign currency derivatives, net	(18,423)	(349,405)	460,978	238,330	36,115	(87,156)	280,439
Net managed foreign currency exposure	(17,291)	12,770	33,340	(34,416)	(43,463)	(18,773)	(67,833)
Other net foreign currency exposure	—	137	(817)	(453)	—	995	(138)
Total net foreign currency exposure	$(17,291)	$12,907	$32,523	$(34,869)	$(43,463)	$(17,778)	$(67,971)
Net foreign currency exposure as a percentage of total shareholders’ equity	(0.3%)	0.3%	0.7%	(0.7%)	(0.9%)	(0.4%)	(1.4%)
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$(1,729)	$1,291	$3,252	$(3,487)	$(4,346)	$(1,778)	$(6,797)

(1)Assumes 10% appreciation in underlying currencies relative to the U.S. dollar.

Total Net Foreign Currency Exposure

At March 31, 2023, total net foreign currency liabilities were $68 million primarily driven by exposures to the japanese yen, pound sterling, australian dollar, and other non-core currencies. During the three months ended March 31, 2023, the change in total net foreign currency liabilities was primarily due to new business written in the period.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and

15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) at March 31, 2023. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2023, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2023.

Based upon that evaluation, there were no changes in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

From time to time, we are subject to routine legal proceedings, including arbitrations, arising in the ordinary course of business. These legal proceedings generally relate to claims asserted by or against us in the ordinary course of insurance or reinsurance operations. Estimated amounts payable related to these proceedings are included in the reserve for losses and loss expenses in the Company's financial statements.

We are not party to any material legal proceedings arising outside the ordinary course of business.

ITEM 1A.     RISK FACTORS

There were no material changes from the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table shows information regarding the number of common shares repurchased in the quarter ended March 31, 2023:

Period	Total number of shares purchased (a) (b)	Average price paid per share	Total number of shares purchased as part of publicly announced programs (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the announced programs (c)

January 1-31, 2023	1	$54.49	—	$100 million
February 1-28, 2023	6	$61.54	—	$100 million
March 1-31, 2023	255	$60.84	—	$100 million
Total	262		—	$100 million

(a) In thousands.
(b) Includes shares repurchased from employees to facilitate the satisfaction of their personal withholding tax liabilities that arise on the vesting of share-settled restricted stock units.
(c) On December 8, 2022, our Board of Directors authorized a share repurchase program for up to $100 million of our common shares, effective January 1, 2023 through to December 31, 2023. Share repurchases may be effected from time to time in the open market or privately negotiated transactions, depending on market conditions.

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

As and when allowed by the applicable law and regulations, certain of our non-U.S. subsidiaries provide treaty reinsurance coverage to non-U.S. insurers on a worldwide basis, including insurers of liability, marine, aviation and energy risks, and as a result, these underlying insurance and reinsurance portfolios may have some exposure to Iran. In addition, we provide insurance and facultative reinsurance on a global basis to non-U.S. insureds and insurers, including for liability, marine, aviation and energy risks. Coverage provided to non-Iranian business may indirectly cover an exposure in Iran. For example, certain of our operations underwrite global marine hull war and cargo policies that provide coverage for vessels navigating into and out of ports worldwide, including Iran. For the quarter ended March 31, 2023, there has been no material amount of premium allocated or apportioned to activities relating to Iran. We intend for our non-U.S. subsidiaries to continue to provide such coverage only to the extent permitted by applicable law.

ITEM 6.     EXHIBITS

2.1	Rule 2.7 Announcement, dated July 5, 2017 in connection with acquisition of Novae Group plc (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 6, 2017).
2.2	Rule 2.7 Announcement, dated August 24, 2017 in connection with acquisition of Novae Group plc (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 25, 2017).
3.1	Certificate of Incorporation and Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1(Amendment No. 1) (No. 333-103620) filed on April 16, 2003).
3.2	Amended and Restated Bye-Laws (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on May 15, 2009).
4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).
4.2	Certificate of Designations establishing the specific rights, preferences, limitations and other terms of the Series E Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 7, 2016).
10.1	Employment Agreement dated April 11, 2023 by and between AXIS Specialty U.S. Services, Inc., AXIS Capital Holdings Limited and Vincent Tizzio (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 14, 2023).
10.2	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K filed on February 27, 2023).
10.3	Form of Employee Restricted Stock Unit Award Agreement (Three Year - Performance Vesting) (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K filed on February 27, 2023).
10.4	Form of Employee Restricted Stock Unit Award Agreement (One Year - Performance Vesting) (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K filed on February 27, 2023).
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101	The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL: (i) Consolidated Balance Sheets at March 31, 2023 and December 31, 2022; (ii) Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022; (iv) Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
Dated: April 26, 2023

AXIS CAPITAL HOLDINGS LIMITED
By:	/S/ ALBERT BENCHIMOL
Albert Benchimol
President and Chief Executive Officer
(Principal Executive Officer)

/S/ PETER VOGT
Peter Vogt
Chief Financial Officer
(Principal Financial Officer)