Form 10-Q
period 2023-06-30
AXIS CAPITAL HOLDINGS LTD
filed 2023-08-01
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
At July 31, 2023, there were 85,221,229 common shares outstanding, $0.0125 par value per share, of the registrant.

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
Forward-looking statements contained in this report may include, but are not limited to, information regarding our estimates for catastrophes and other weather-related losses including losses related to the COVID-19 pandemic, measurements of potential losses in the fair market value of our investment portfolio and derivative contracts, our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the outcome of our strategic initiatives including our exit from catastrophe and property reinsurance lines of business, our expectations regarding pricing, and other market and economic conditions including the liquidity of financial markets, developments in the commercial real estate market, inflation, our growth prospects, and valuations of the potential impact of movements in interest rates, credit spreads, equity securities' prices, and foreign currency exchange rates.
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
•general economic, capital and credit market conditions, including banking and commercial real estate sector instability, financial market illiquidity and fluctuations in interest rates, credit spreads, equity securities' prices, and/or foreign currency exchange rates;
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

Website and Social Media Disclosure

We use our website (www.axiscapital.com) and our corporate LinkedIn (AXIS Capital) and X Corp. (@AXIS_Capital) accounts as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, e-mail alerts and other information about AXIS Capital may be received by those enrolled in our "E-mail Alerts" program, which can be found in the Investor Information section of our website (www.axiscapital.com). The contents of our website and social media channels are not part of this Quarterly Report on Form 10-Q.

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2023 (UNAUDITED) AND DECEMBER 31, 2022

	2023	2022
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2023: $12,272,258; 2022: $12,176,473 Allowance for expected credit losses 2023: $10,551; 2022: $11,733)	$11,564,397	$11,326,894
Fixed maturities, held to maturity, at amortized cost (Fair value 2023: $697,695; 2022: $674,743 Allowance for expected credit losses 2023: $nil; 2022: $nil)	717,310	698,351
Equity securities, at fair value (Cost 2023: $564,965; 2022: $494,356)	596,692	485,253
Mortgage loans, held for investment, at fair value (Allowance for expected credit losses 2023: $3,638; 2022: $nil)	609,274	627,437
Other investments, at fair value	970,079	996,751
Equity method investments	148,183	148,288
Short-term investments, at fair value	46,282	70,310
Total investments	14,652,217	14,353,284
Cash and cash equivalents	1,173,925	751,415
Restricted cash and cash equivalents	344,345	423,238
Accrued interest receivable	100,915	94,418
Insurance and reinsurance premium balances receivable (Allowance for expected credit losses 2023: $13,309; 2022: $9,521)	3,371,439	2,733,464
Reinsurance recoverable on unpaid losses and loss expenses (Allowance for expected credit losses 2023: $33,148; 2022: $30,715)	5,865,609	5,831,172
Reinsurance recoverable on paid losses and loss expenses	572,757	539,676
Deferred acquisition costs	586,085	473,569
Prepaid reinsurance premiums	1,767,474	1,550,370
Receivable for investments sold	22,102	16,052
Goodwill	100,801	100,801
Intangible assets	192,342	197,800
Operating lease right-of-use assets	108,511	92,214
Other assets	457,171	438,338
Total assets	$29,315,693	$27,595,811
Liabilities
Reserve for losses and loss expenses	$15,419,498	$15,168,863
Unearned premiums	5,139,177	4,361,447
Insurance and reinsurance balances payable	1,783,610	1,522,764
Debt	1,313,006	1,312,314
Federal Home Loan Bank advances	85,790	81,388
Payable for investments purchased	81,835	19,693
Operating lease liabilities	121,922	102,577
Other liabilities	349,894	386,855
Total liabilities	24,294,732	22,955,901
Shareholders’ equity
Preferred shares	550,000	550,000
Common shares (shares issued 2023: 176,580; 2022: 176,580 shares outstanding 2023: 85,216; 2022: 84,668)	2,206	2,206
Additional paid-in capital	2,361,185	2,366,253
Accumulated other comprehensive income (loss)	(630,509)	(760,300)
Retained earnings	6,485,901	6,247,022
Treasury shares, at cost (2023: 91,364; 2022: 91,912)	(3,747,822)	(3,765,271)
Total shareholders’ equity	5,020,961	4,639,910
Total liabilities and shareholders’ equity	$29,315,693	$27,595,811
See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Three months ended		Six months ended
	2023	2022	2023	2022
	(in thousands, except per share amounts)
Revenues
Net premiums earned	$1,265,745	$1,277,052	$2,495,944	$2,535,297
Net investment income	136,829	92,214	270,601	183,569
Other insurance related income	5,524	2,213	6,100	8,906
Net investment gains (losses):
(Increase) decrease in allowance for expected credit losses	354	(6,911)	(2,456)	(6,981)
Impairment losses	(9,083)	(473)	(9,083)	(582)
Other realized and unrealized investment gains (losses)	(15,641)	(165,879)	(33,019)	(260,208)
Total net investment gains (losses)	(24,370)	(173,263)	(44,558)	(267,771)
Total revenues	1,383,728	1,198,216	2,728,087	2,460,001

Expenses
Net losses and loss expenses	736,257	769,587	1,456,899	1,502,285
Acquisition costs	253,265	257,582	483,638	505,932
General and administrative expenses	168,503	165,586	335,314	334,627
Foreign exchange losses (gains)	30,104	(57,000)	38,814	(101,274)
Interest expense and financing costs	16,738	15,241	33,632	30,805
Reorganization expenses	—	15,728	—	15,728
Amortization of intangible assets	2,729	2,729	5,458	5,458
Total expenses	1,207,596	1,169,453	2,353,755	2,293,561

Income before income taxes and interest in income (loss) of equity method investments	176,132	28,763	374,332	166,440
Income tax (expense) benefit	(27,558)	4,965	(43,454)	4,942
Interest in income (loss) of equity method investments	2,100	1,050	(105)	12,600
Net income	150,674	34,778	330,773	183,982
Preferred share dividends	7,563	7,563	15,125	15,125
Net income available to common shareholders	$143,111	$27,215	$315,648	$168,857

Per share data
Earnings per common share:
Earnings per common share	$1.68	$0.32	$3.71	$1.98
Earnings per diluted common share	$1.67	$0.32	$3.68	$1.97
Weighted average common shares outstanding	85,207	85,173	85,036	85,068
Weighted average diluted common shares outstanding	85,812	85,843	85,833	85,826

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Three months ended		Six months ended
	2023	2022	2023	2022
	(in thousands)
Net income	$150,674	$34,778	$330,773	$183,982
Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	(98,402)	(461,946)	41,700	(901,771)
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	(15)	(2,039)	8,073	(5,167)
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	36,621	84,364	77,370	129,706
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(61,796)	(379,621)	127,143	(777,232)
Foreign currency translation adjustment	3,183	(6,193)	2,648	(3,418)
Total other comprehensive income (loss), net of tax	(58,613)	(385,814)	129,791	(780,650)
Comprehensive income (loss)	$92,061	$(351,036)	$460,564	$(596,668)

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Three months ended		Six months ended
	2023	2022	2023	2022
	(in thousands)
Preferred shares
Balance at beginning and end of period	$550,000	$550,000	$550,000	$550,000

Common shares (par value)
Balance at beginning and end of period	2,206	2,206	2,206	2,206

Additional paid-in capital
Balance at beginning of period	2,347,637	2,328,986	2,366,253	2,346,179
Treasury shares reissued	(2,203)	(772)	(32,796)	(30,150)
Share-based compensation expense	15,751	13,293	27,728	25,478
Balance at end of period	2,361,185	2,341,507	2,361,185	2,341,507

Accumulated other comprehensive income (loss)
Balance at beginning of period	(571,896)	(338,300)	(760,300)	56,536
Unrealized gains (losses) on available for sale investments, net of tax:
Balance at beginning of period	(554,756)	(335,456)	(743,695)	62,155
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(61,796)	(379,621)	127,143	(777,232)
Balance at end of period	(616,552)	(715,077)	(616,552)	(715,077)
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	(17,140)	(2,844)	(16,605)	(5,619)
Foreign currency translation adjustment	3,183	(6,193)	2,648	(3,418)
Balance at end of period	(13,957)	(9,037)	(13,957)	(9,037)
Balance at end of period	(630,509)	(724,114)	(630,509)	(724,114)

Retained earnings
Balance at beginning of period	6,381,201	6,308,712	6,247,022	6,204,745
Net income	150,674	34,778	330,773	183,982
Preferred share dividends (1)	(7,563)	(7,563)	(15,125)	(15,125)
Common share dividends (1)	(38,411)	(37,247)	(76,769)	(74,922)
Balance at end of period	6,485,901	6,298,680	6,485,901	6,298,680

Treasury shares, at cost
Balance at beginning of period	(3,748,919)	(3,731,064)	(3,765,271)	(3,749,010)
Shares repurchased	(1,106)	(35,356)	(17,051)	(48,333)
Shares reissued	2,203	772	34,500	31,695
Balance at end of period	(3,747,822)	(3,765,648)	(3,747,822)	(3,765,648)

Total shareholders’ equity	$5,020,961	$4,702,631	$5,020,961	$4,702,631

(1) Refer to Note 9 'Shareholders' Equity' for details on dividends declared and paid related to the Company's common and preferred shares.

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Six months ended
	2023	2022
	(in thousands)
Cash flows from operating activities:
Net income	$330,773	$183,982
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment (gains) losses	44,558	267,771
Net realized and unrealized (gains) losses on other investments	5,236	(39,419)
Amortization of fixed maturities	(5,916)	19,883
Interest in income (loss) of equity method investments	105	(12,600)
Other amortization and depreciation	31,182	31,057
Share-based compensation expense, net of cash payments	24,640	21,726
Changes in:
Accrued interest receivable	(6,565)	(9,615)
Reinsurance recoverable on unpaid losses and loss expenses	(34,416)	4,487
Reinsurance recoverable on paid losses and loss expenses	(32,700)	131,422
Deferred acquisition costs	(114,124)	(113,313)
Prepaid reinsurance premiums	(215,019)	(278,853)
Reserve for losses and loss expenses	253,575	(244,488)
Unearned premiums	778,063	880,348
Insurance and reinsurance balances, net	(381,824)	(256,531)
Other items	(76,489)	(72,091)
Net cash provided by operating activities	601,079	513,766

Cash flows from investing activities:
Purchases of:
Fixed maturities, available for sale	(3,230,430)	(3,947,249)
Fixed maturities, held to maturity	(25,000)	(198,904)
Equity securities	(84,272)	(49,924)
Mortgage loans	(20,686)	(101,264)
Other investments	(57,124)	(103,729)
Short-term investments	(76,052)	(90,430)
Proceeds from the sale of:
Fixed maturities, available for sale	2,694,067	3,419,822
Equity securities	14,220	55,287
Other investments	80,227	102,257
Short-term investments	58,875	37,798
Proceeds from redemption of fixed maturities, available for sale	423,836	670,456
Proceeds from redemption of fixed maturities, held to maturity	6,059	3,500
Proceeds from redemption of short-term investments	42,570	18,030
Proceeds from the repayment of mortgage loans	35,412	39,596
Proceeds from the (purchase) sale of other assets, net	(7,584)	(17,047)
Net cash used in investing activities	(145,882)	(161,801)

Cash flows from financing activities:
Repurchase of common shares - open market	—	(34,987)
Taxes paid on withholding shares	(17,051)	(13,346)
Dividends paid - common shares	(78,022)	(76,447)
Dividends paid - preferred shares	(15,125)	(15,125)
Federal Home Loan Bank advances, net	5,250	—
Net cash used in financing activities	(104,948)	(139,905)

Effect of exchange rate changes on foreign currency cash, cash equivalents and restricted cash	(6,632)	(31,822)
Increase in cash, cash equivalents and restricted cash	343,617	180,238
Cash, cash equivalents and restricted cash - beginning of period	1,174,653	1,317,690
Cash, cash equivalents and restricted cash - end of period	$1,518,270	$1,497,928

Supplemental disclosures of cash flow information:
Income taxes paid	$31,547	$12,865
Interest paid	$31,600	$29,700

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

Reinsurance

The Company's reinsurance segment provides treaty reinsurance to insurance companies on a worldwide basis. The product lines in this segment are liability, accident and health, professional lines, credit and surety, motor, agriculture, marine and aviation, catastrophe, property, and engineering.

The following tables present the underwriting results of the Company's reportable segments, as well as the carrying amounts of allocated goodwill and intangible assets:

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.    SEGMENT INFORMATION (CONTINUED)

	2023			2022
Three months ended and at June 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$1,684,150	$600,228	$2,284,378	$1,469,622	$643,861	$2,113,483
Net premiums written	1,021,021	425,336	1,446,357	869,419	447,428	1,316,847
Net premiums earned	842,751	422,994	1,265,745	768,724	508,328	1,277,052
Other insurance related income	58	5,466	5,524	237	1,976	2,213
Net losses and loss expenses	(457,650)	(278,607)	(736,257)	(421,836)	(347,751)	(769,587)
Acquisition costs	(156,972)	(96,293)	(253,265)	(144,732)	(112,850)	(257,582)
Underwriting-related general and administrative expenses	(113,534)	(19,721)	(133,255)	(108,577)	(26,826)	(135,403)
Underwriting income	$114,653	$33,839	148,492	$93,816	$22,877	116,693

Net investment income			136,829			92,214
Net investment gains (losses)			(24,370)			(173,263)
Corporate expenses			(35,248)			(30,183)
Foreign exchange (losses) gains			(30,104)			57,000
Interest expense and financing costs			(16,738)			(15,241)
Reorganization expenses			—			(15,728)
Amortization of intangible assets			(2,729)			(2,729)
Income before income taxes and interest in income of equity method investments			176,132			28,763
Income tax (expense) benefit			(27,558)			4,965
Interest in income of equity method investments			2,100			1,050
Net income			150,674			34,778
Preferred share dividends			7,563			7,563
Net income available to common shareholders			$143,111			$27,215

Net losses and loss expenses ratio	54.3%	65.9%	58.2%	54.9%	68.4%	60.3%
Acquisition cost ratio	18.6%	22.8%	20.0%	18.8%	22.2%	20.2%
General and administrative expense ratio	13.5%	4.6%	13.3%	14.1%	5.3%	12.9%
Combined ratio	86.4%	93.3%	91.5%	87.8%	95.9%	93.4%

Goodwill and intangible assets	$293,143	$—	$293,143	$304,060	$—	$304,060

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.    SEGMENT INFORMATION (CONTINUED)

	2023			2022
Six months ended and at June 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$3,099,762	$1,566,592	$4,666,354	$2,796,886	$1,951,205	$4,748,091
Net premiums written	1,903,597	1,151,116	3,054,713	1,713,332	1,416,387	3,129,719
Net premiums earned	1,659,206	836,738	2,495,944	1,521,539	1,013,758	2,535,297
Other insurance related income	112	5,988	6,100	319	8,587	8,906
Net losses and loss expenses	(907,117)	(549,782)	(1,456,899)	(827,579)	(674,706)	(1,502,285)
Acquisition costs	(304,030)	(179,608)	(483,638)	(283,543)	(222,389)	(505,932)
Underwriting-related general and administrative expenses	(230,164)	(43,486)	(273,650)	(222,527)	(57,972)	(280,499)
Underwriting income	$218,007	$69,850	287,857	$188,209	$67,278	255,487

Net investment income			270,601			183,569
Net investment gains (losses)			(44,558)			(267,771)
Corporate expenses			(61,664)			(54,128)
Foreign exchange (losses) gains			(38,814)			101,274
Interest expense and financing costs			(33,632)			(30,805)
Reorganization expenses			—			(15,728)
Amortization of intangible assets			(5,458)			(5,458)
Income before income taxes and interest in income (loss) of equity method investments			374,332			166,440
Income tax (expense) benefit			(43,454)			4,942
Interest in income (loss) of equity method investments			(105)			12,600
Net income			330,773			183,982
Preferred share dividends			15,125			15,125
Net income available to common shareholders			$315,648			$168,857

Net losses and loss expenses ratio	54.7%	65.7%	58.4%	54.4%	66.6%	59.3%
Acquisition cost ratio	18.3%	21.5%	19.4%	18.6%	21.9%	20.0%
General and administrative expense ratio	13.9%	5.2%	13.4%	14.7%	5.7%	13.1%
Combined ratio	86.9%	92.4%	91.2%	87.7%	94.2%	92.4%

Goodwill and intangible assets	$293,143	$—	$293,143	$304,060	$—	$304,060

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS
a)     Fixed Maturities, Available for Sale

The following table provides the amortized cost and fair values of the Company's fixed maturities classified as available for sale:

	Amortized cost	Allowance for expected credit losses	Gross unrealized gains	Gross unrealized losses	Fair value

At June 30, 2023
Available for sale
U.S. government and agency	$2,889,184	$—	$421	$(97,593)	$2,792,012
Non-U.S. government	621,702	(17)	2,560	(37,633)	586,612
Corporate debt	4,655,745	(10,397)	9,342	(327,082)	4,327,608
Agency RMBS(1)	1,496,299	—	3,975	(96,620)	1,403,654
CMBS(2)	950,340	—	38	(79,271)	871,107
Non-agency RMBS	149,827	(100)	274	(15,900)	134,101
ABS(3)	1,347,053	(37)	568	(47,028)	1,300,556
Municipals(4)	162,108	—	219	(13,580)	148,747
Total fixed maturities, available for sale	$12,272,258	$(10,551)	$17,397	$(714,707)	$11,564,397

At December 31, 2022
Available for sale
U.S. government and agency	$2,731,733	$—	$5,386	$(97,789)	$2,639,330
Non-U.S. government	612,546	—	2,395	(52,912)	562,029
Corporate debt	4,680,798	(11,521)	5,269	(418,990)	4,255,556
Agency RMBS(1)	1,297,423	—	4,663	(99,301)	1,202,785
CMBS(2)	1,029,863	—	60	(82,145)	947,778
Non-agency RMBS	151,907	(123)	275	(18,525)	133,534
ABS(3)	1,499,728	(35)	555	(70,721)	1,429,527
Municipals(4)	172,475	(54)	139	(16,205)	156,355
Total fixed maturities, available for sale	$12,176,473	$(11,733)	$18,742	$(856,588)	$11,326,894

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

The table below provides the contractual maturities of fixed maturities classified as available for sale:

	Amortized cost	Fair value	% of Total fair value

At June 30, 2023
Maturity
Due in one year or less	$608,109	$591,621	5.2%
Due after one year through five years	5,408,673	5,166,273	44.7%
Due after five years through ten years	2,139,206	1,936,227	16.7%
Due after ten years	172,751	160,858	1.4%
	8,328,739	7,854,979	68.0%
Agency RMBS	1,496,299	1,403,654	12.1%
CMBS	950,340	871,107	7.5%
Non-agency RMBS	149,827	134,101	1.2%
ABS	1,347,053	1,300,556	11.2%
Total	$12,272,258	$11,564,397	100.0%

At December 31, 2022
Maturity
Due in one year or less	$422,039	$409,972	3.7%
Due after one year through five years	5,349,123	5,078,273	44.8%
Due after five years through ten years	2,192,344	1,919,450	16.9%
Due after ten years	234,046	205,575	1.8%
	8,197,552	7,613,270	67.2%
Agency RMBS	1,297,423	1,202,785	10.6%
CMBS	1,029,863	947,778	8.4%
Non-agency RMBS	151,907	133,534	1.2%
ABS	1,499,728	1,429,527	12.6%
Total	$12,176,473	$11,326,894	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
Gross Unrealized Losses

The following table summarizes fixed maturities, available for sale in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

At June 30, 2023
Fixed maturities, available for sale
U.S. government and agency	$875,378	$(62,863)	$1,776,604	$(34,730)	$2,651,982	$(97,593)
Non-U.S. government	232,887	(30,092)	288,238	(7,541)	521,125	(37,633)
Corporate debt	2,448,366	(288,978)	1,359,957	(38,104)	3,808,323	(327,082)
Agency RMBS	512,098	(72,058)	693,467	(24,562)	1,205,565	(96,620)
CMBS	750,801	(72,713)	105,984	(6,558)	856,785	(79,271)
Non-agency RMBS	95,695	(15,256)	28,298	(644)	123,993	(15,900)
ABS	1,038,046	(44,731)	172,761	(2,297)	1,210,807	(47,028)
Municipals	108,560	(12,520)	28,255	(1,060)	136,815	(13,580)
Total fixed maturities, available for sale	$6,061,831	$(599,211)	$4,453,564	$(115,496)	$10,515,395	$(714,707)

At December 31, 2022
Fixed maturities, available for sale
U.S. government and agency	$467,032	$(41,365)	$1,414,181	$(56,424)	$1,881,213	$(97,789)
Non-U.S. government	207,637	(33,027)	298,048	(19,885)	505,685	(52,912)
Corporate debt	1,562,355	(268,289)	2,350,504	(150,701)	3,912,859	(418,990)
Agency RMBS	220,595	(40,469)	771,191	(58,832)	991,786	(99,301)
CMBS	343,494	(40,888)	599,877	(41,257)	943,371	(82,145)
Non-agency RMBS	75,137	(14,691)	53,484	(3,834)	128,621	(18,525)
ABS	685,990	(48,913)	686,190	(21,808)	1,372,180	(70,721)
Municipals	52,994	(10,120)	96,003	(6,085)	148,997	(16,205)
Total fixed maturities, available for sale	$3,615,234	$(497,762)	$6,269,478	$(358,826)	$9,884,712	$(856,588)

At June 30, 2023, 4,491 fixed maturities (2022: 4,525) were in an unrealized loss position of $715 million (2022: $857 million), of which $33 million (2022: $64 million) was related to securities below investment grade or not rated.

At June 30, 2023, 3,089 fixed maturities (2022: 1,842) had been in a continuous unrealized loss position for twelve months or greater and had a fair value of $6,062 million (2022: $3,615 million).

The unrealized losses of $715 million (2022: $857 million) were due to non-credit factors and were expected to be recovered as the related securities approach maturity.

At June 30, 2023, the Company did not intend to sell the securities in an unrealized loss position and it is more likely than not that the Company will not be required to sell these securities before the anticipated recovery of their amortized costs.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
b)     Fixed Maturities, Held to Maturity
The following table provides the amortized cost and fair values of the Company's fixed maturities classified as held to maturity:

	Amortized cost	Allowance for expected credit losses	Net carrying value	Gross unrealized gains	Gross unrealized losses	Fair value

At June 30, 2023
Held to maturity
Corporate debt	$90,200	$—	$90,200	$—	$(11,411)	$78,789
ABS(1)	627,110	—	627,110	41	(8,245)	618,906
Total fixed maturities, held to maturity	$717,310	$—	$717,310	$41	$(19,656)	$697,695

At December 31, 2022
Held to maturity
Corporate debt	$85,200	$—	$85,200	$—	$(11,428)	$73,772
ABS(1)	613,151	—	613,151	—	(12,180)	600,971
Total fixed maturities, held to maturity	$698,351	$—	$698,351	$—	$(23,608)	$674,743

(1)Asset-backed securities ("ABS") include debt tranched securities collateralized primarily by collateralized loan obligations ("CLOs").

At June 30, 2023, fixed maturities, held to maturity of $717 million (2022: $698 million) were presented net of an allowance for expected credit losses of $nil (2022: $nil).

The Company's ABS, held to maturity consist of CLO debt tranched securities. The Company uses a scenario-based approach to review its CLO debt portfolio and reviews subordination levels of these securities to determine their ability to absorb credit losses of the underlying collateral. If losses are forecast to be below the subordination level for a tranche held by the Company, the security is determined not to have a credit loss. At June 30, 2023, the allowance for credit losses expected to be recognized over the life of the Company's ABS, held to maturity was $nil.

To estimate expected credit losses for corporate debt securities, held to maturity, the Company's projected cash flows are primarily driven by assumptions regarding the severity of loss, which is a function of the probability of default and projected recovery rates. The Company's default and recovery rates are based on credit ratings, credit analysis and macroeconomic forecasts. At June 30, 2023, the allowance for credit losses expected to be recognized over the life of the Company's corporate debt, held to maturity was $nil.
Contractual Maturities
ABS classified as held to maturity with a net carrying value of $627 million (2022: $613 million) do not have a single maturity date and cannot be allocated over several maturity groupings.

Corporate debt classified as held to maturity with a net carrying value of $86 million (2022: $81 million) is due between 3 years and 10 years and corporate debt classified as held to maturity with a net carrying value of $4 million (2022: $4 million) is due after ten years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
c)     Equity Securities
The following table provides the cost and fair values of the Company's equity securities:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value

At June 30, 2023
Equity securities
Common stocks	$3,130	$322	$(406)	$3,046
Preferred stocks	5,115	—	(131)	4,984
Exchange-traded funds	198,244	103,126	(2,205)	299,165
Bond mutual funds	358,476	269	(69,248)	289,497
Total equity securities	$564,965	$103,717	$(71,990)	$596,692

At December 31, 2022
Equity securities
Common stocks	$7,279	$636	$(442)	$7,473
Preferred stocks	115	—	(43)	72
Exchange-traded funds	207,505	68,058	(5,757)	269,806
Bond mutual funds	279,457	—	(71,555)	207,902
Total equity securities	$494,356	$68,694	$(77,797)	$485,253

d)     Mortgage Loans

The following table provides details of the Company's mortgage loans, held for investment:

	June 30, 2023		December 31, 2022
	Carrying value	% of Total	Carrying value	% of Total

Mortgage loans, held for investment:
Commercial	$612,912	101%	$627,437	100%
Allowance for expected credit losses	(3,638)	(1%)	—	—%
Total mortgage loans, held for investment	$609,274	100%	$627,437	100%

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

The Company has a high quality mortgage loan portfolio with a weighted average debt service coverage ratio of 2.0x (2022: 2.3x) and a weighted average loan-to-value ratio of 66% (2022: 60%). At June 30, 2023, and 2022 there were no past due amounts associated with the commercial mortgage loans held by the Company.

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

At June 30, 2023, there are two collateral dependent loans with estimated loan-to-value ratios in excess of 100%, resulting in an allowance for expected credit loss of $4 million.

e)     Other Investments

The following table provides a summary of the Company's other investments, together with additional information relating to the liquidity of each category:

	Fair value	% of Total	Redemption frequency (if currently eligible)	Redemption notice period

At June 30, 2023
Multi-strategy funds	$26,126	3%	Quarterly	60-90 days
Direct lending funds	248,834	26%	Quarterly(1)	90 days
Private equity funds	272,249	28%	n/a	n/a
Real estate funds	302,945	31%	Quarterly(2), Annually(3)	45-90 days
CLO-Equities	4,877	—%	n/a	n/a
Other privately held investments	115,048	12%	n/a	n/a
Total other investments	$970,079	100%

At December 31, 2022
Multi-strategy funds	$32,616	3%	Quarterly	60-90 days
Direct lending funds	258,626	26%	Quarterly(1)	90 days
Private equity funds	265,836	27%	n/a	n/a
Real estate funds	298,499	30%	Quarterly(2), Annually(3)	45-90 days
CLO-Equities	5,016	—%	n/a	n/a
Other privately held investments	136,158	14%	n/a	n/a
Total other investments	$996,751	100%

n/a - not applicable
(1) Applies to one fund with a fair value of $30 million (2022: $39 million).
(2) Applies to one fund with a fair value of $68 million (2022: $73 million).
(3) Applies to one fund with a fair value of $25 million (2022: $27 million).

Two common redemption restrictions which may impact the Company's ability to redeem hedge funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund's net assets which may otherwise hinder the general partner or investment manager's ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During the six months ended June 30, 2023 and 2022, neither of these restrictions impacted the Company's redemption requests. At June 30, 2023, there were no hedge fund holdings (2022: $nil) where the Company is still within the lockup period.

At June 30, 2023, the Company had $28 million (2022: $26 million) of unfunded commitments as a limited partner in multi-strategy hedge funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until after the completion of the funds' investment term. These funds have investment terms ranging from two years to the dissolution of the underlying fund.

At June 30, 2023, the Company had $192 million (2022: $183 million) of unfunded commitments as a limited partner in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
fully returned until the completion of the fund's investment term. These funds have investment terms ranging from four to twelve years and the General Partners of certain funds have the option to extend the term by up to three years.

At June 30, 2023, the Company had $161 million (2022: $158 million) of unfunded commitments as a limited partner in private equity funds. The life of the funds is subject to the dissolution of the underlying funds. The Company expects the overall holding period to be over five years.
At June 30, 2023, the Company had $129 million (2022: $141 million) of unfunded commitments as a limited partner in real estate funds. These funds include an open-ended fund and funds with investment terms ranging from two years to the dissolution of the underlying fund.
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

The Company also invests in limited partnerships which represent 73% of the Company's other investments. The investments in limited partnerships include hedge funds, direct lending funds, private equity funds and real estate funds and CLO equity tranched securities, which are variable interests issued by VIEs (refer to Note 3(e) 'Other Investments').

The Company does not have the power to direct the activities that are most significant to the economic performance of these VIEs. Therefore, the Company is not the primary beneficiary of these VIEs. The maximum exposure to loss on these interests is limited to the amount of commitment made by the Company. The Company has not provided financial or other support to these structured securities other than the original investment.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
h)     Net Investment Income

Net investment income was derived from the following sources:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Fixed maturities	$124,390	$72,607	$242,652	$137,416
Other investments	(5,341)	14,327	(4,855)	40,377
Equity securities	2,990	2,688	5,445	4,860
Mortgage loans	8,880	4,903	17,266	9,067
Cash and cash equivalents	11,161	3,679	21,174	4,797
Short-term investments	2,129	402	3,789	567
Gross investment income	144,209	98,606	285,471	197,084
Investment expenses	(7,380)	(6,392)	(14,870)	(13,515)
Net investment income	$136,829	$92,214	$270,601	$183,569

i)     Net Investment Gains (Losses)

The following table provides an analysis of net investment gains (losses):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Gross realized investment gains
Fixed maturities and short-term investments	$11,460	$1,127	$23,829	$11,549
Equity securities	17	—	1,535	—
Gross realized investment gains	11,477	1,127	25,364	11,549
Gross realized investment losses
Fixed maturities and short-term investments	(43,695)	(87,601)	(97,343)	(150,747)
Equity securities	—	—	(396)	(224)
Gross realized investment losses	(43,695)	(87,601)	(97,739)	(150,971)
(Increase) decrease in allowance for expected credit losses, fixed maturities, available for sale	2,094	(6,911)	1,182	(6,981)
(Increase) decrease in allowance for expected credit losses, mortgage loans	(1,740)	—	(3,638)	—
Impairment losses(1)	(9,083)	(473)	(9,083)	(582)
Change in fair value of investment derivatives(2)	(528)	4,822	(1,474)	7,063
Net unrealized gains (losses) on equity securities	17,105	(84,227)	40,830	(127,849)
Net investment losses	$(24,370)	$(173,263)	$(44,558)	$(267,771)

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Balance at beginning of period	$12,645	$383	$11,733	$313
Expected credit losses on securities where credit losses were not previously recognized	3,742	6,899	4,355	6,908
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	(1,223)	14	(304)	92
Impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—	—	—
Securities sold/redeemed/matured	(4,613)	(2)	(5,233)	(19)
Balance at end of period	$10,551	$7,294	$10,551	$7,294

j)     Reverse Repurchase Agreements

At June 30, 2023, the Company held $24 million (2022: $nil) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents in the Company's consolidated balance sheets. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, the Company receives principal and interest income. The Company monitors the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction.

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

Equity Securities

Equity securities include common stocks, preferred stocks, exchange-traded funds and bond mutual funds. As the fair values of common stocks and exchange-traded funds are based on unadjusted quoted market prices in active markets, the fair values of these securities are classified as Level 1. As the significant inputs used to price preferred stocks are observable market inputs, the fair value of these securities are classified as Level 2. As bond mutual funds have daily liquidity, the fair values of these securities are classified as Level 2.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The tables below present the financial instruments measured at fair value on a recurring basis for the periods indicated:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At June 30, 2023
Assets
Fixed maturities, available for sale
U.S. government and agency	$2,756,539	$35,473	$—	$—	$2,792,012
Non-U.S. government	—	586,612	—	—	586,612
Corporate debt	—	4,198,562	129,046	—	4,327,608
Agency RMBS	—	1,403,654	—	—	1,403,654
CMBS	—	871,107	—	—	871,107
Non-agency RMBS	—	134,101	—	—	134,101
ABS	—	1,300,556	—	—	1,300,556
Municipals	—	148,747	—	—	148,747
	2,756,539	8,678,812	129,046	—	11,564,397
Equity securities
Common stocks	3,046	—	—	—	3,046
Preferred stocks	2	4,982	—	—	4,984
Exchange-traded funds	299,165	—	—	—	299,165
Bond mutual funds	—	289,497	—	—	289,497
	302,213	294,479	—	—	596,692
Other investments
Multi-strategy funds	—	—	—	26,126	26,126
Direct lending funds	—	—	—	248,834	248,834
Private equity funds	—	—	—	272,249	272,249
Real estate funds	—	—	—	302,945	302,945
CLO-Equities	—	—	4,877	—	4,877
Other privately held investments	—	—	115,048	—	115,048
	—	—	119,925	850,154	970,079
Short-term investments	—	46,282	—	—	46,282
Other assets
Derivative instruments (refer to Note 5)	—	3,627	—	—	3,627
Total Assets	$3,058,752	$9,023,200	$248,971	$850,154	$13,181,077
Liabilities
Derivative instruments (refer to Note 5)	$—	$11,382	$—	$—	$11,382
Cash-settled awards (refer to Note 8)	—	—	—	—	—
Total Liabilities	$—	$11,382	$—	$—	$11,382

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At December 31, 2022
Assets
Fixed maturities, available for sale
U.S. government and agency	$2,600,636	$38,694	$—	$—	$2,639,330
Non-U.S. government	—	562,029	—	—	562,029
Corporate debt	—	4,136,452	119,104	—	4,255,556
Agency RMBS	—	1,202,785	—	—	1,202,785
CMBS	—	947,778	—	—	947,778
Non-agency RMBS	—	133,534	—	—	133,534
ABS	—	1,429,527	—	—	1,429,527
Municipals	—	156,355	—	—	156,355
	2,600,636	8,607,154	119,104	—	11,326,894
Equity securities
Common stocks	7,473	—	—	—	7,473
Preferred stocks	72	—	—	—	72
Exchange-traded funds	269,806	—	—	—	269,806
Bond mutual funds	—	207,902	—	—	207,902
	277,351	207,902	—	—	485,253
Other investments
Multi-strategy funds	—	—	—	32,616	32,616
Direct lending funds	—	—	—	258,626	258,626
Private equity funds	—	—	—	265,836	265,836
Real estate funds	—	—	—	298,499	298,499
CLO-Equities	—	—	5,016	—	5,016
Other privately held investments	—	—	136,158	—	136,158
	—	—	141,174	855,577	996,751
Short-term investments	—	70,310	—	—	70,310
Other assets
Derivative instruments (refer to Note 5)	—	37,682	—	—	37,682
Total Assets	$2,877,987	$8,923,048	$260,278	$855,577	$12,916,890
Liabilities
Derivative instruments (refer to Note 5)	$—	$703	$—	$—	$703
Cash-settled awards (refer to Note 8)	—	4,792	—	—	4,792
Total Liabilities	$—	$5,495	$—	$—	$5,495

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The following table quantifies the significant unobservable inputs used in estimating fair values at June 30, 2023 of investments classified as Level 3 in the fair value hierarchy:

	Asset fair value	Valuation technique	Unobservable input	Amount / Range	Weighted average

Other investments - CLO-Equities	$4,877	Discounted cash flow	Default rate	4.5%	4.5%
			Loss severity rate	50.0%	50.0%
			Collateral spread	3.0%	3.0%
			Estimated maturity date	5 years	5 years

Other investments - Other privately held investments	$17,813	Discounted cash flow	Discount rate	7.9%	7.9%
			Default rate	0.5%	0.5%
			Loss absorption yield	1.0%	1.0%
			Estimated maturity date	1-2 years	2 years

Note: Fixed maturities of $129 million that are classified as Level 3 are excluded from the above table as these securities are priced using broker-dealer quotes. In addition, other privately held investments of $97 million that are classified as Level 3 are excluded from the above table as these investments are priced using capital statements received from investee companies.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The following table presents changes in Level 3 for financial instruments measured at fair value on a recurring basis:

	Opening balance	Transfers into Level 3	Transfers out of Level 3	Included in net income(1)	Included in OCI (2)	Purchases	Sales	Settlements/ distributions	Closing balance	Change in unrealized gains/(losses) (3)

Three months ended June 30, 2023
Fixed maturities, available for sale
Corporate debt	$130,427	$—	$—	$(3,304)	$(1,354)	$5,551	$—	$(2,274)	$129,046	$—
	130,427	—	—	(3,304)	(1,354)	5,551	—	(2,274)	129,046	—
Other investments
CLO-Equities	5,019	—	—	493	—	—	—	(635)	4,877	493
Other privately held investments	140,953	—	—	(6,231)	—	14,858	(34,532)	—	115,048	(14,314)
	145,972	—	—	(5,738)	—	14,858	(34,532)	(635)	119,925	(13,821)
Total assets	$276,399	$—	$—	$(9,042)	$(1,354)	$20,409	$(34,532)	$(2,909)	$248,971	$(13,821)

Other liabilities
Derivative instruments	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Six months ended June 30, 2023
Fixed maturities, available for sale
Corporate debt	$119,104	$—	$—	$(3,311)	$(170)	$24,461	$—	$(11,038)	$129,046	$—
	119,104	—	—	(3,311)	(170)	24,461	—	(11,038)	129,046	—
Other investments
CLO-Equities	5,016	—	—	903	—	—	—	(1,042)	4,877	903
Other privately held investments	136,158	—	—	(5,895)	—	19,317	(34,532)	—	115,048	(13,976)
	141,174	—	—	(4,992)	—	19,317	(34,532)	(1,042)	119,925	(13,073)
Total assets	$260,278	$—	$—	$(8,303)	$(170)	$43,778	$(34,532)	$(12,080)	$248,971	$(13,073)

Other liabilities
Derivative instruments	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

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

Transfers into Level 3 from Level 2

There were no transfers into Level 3 from Level 2 during the three and six months ended June 30, 2023 and 2022.

Transfers out of Level 3 into Level 2

There were no transfers out of Level 3 into Level 2 during the three and six months ended June 30, 2023 and 2022.

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

For hedge funds, direct lending funds, private equity funds and real estate funds, valuation statements are typically released on a reporting lag, therefore, the Company estimates the fair value of these funds by starting with the most recent fund valuations and adjusting for capital calls, redemptions, drawdowns and distributions. Return estimates are not available from the relevant fund managers for these funds, therefore the Company typically has a reporting lag in its fair value measurements of these funds. At June 30, 2023 and December 31, 2022 all funds measured at fair value using NAVs are reported generally on a one quarter lag.

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
At June 30, 2023, the carrying values of cash and cash equivalents including restricted amounts, accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated fair values due to their short maturities. As these financial instruments are not actively traded, their fair values are classified as Level 2.

At June 30, 2023, the Company's fixed maturities, held to maturity, were recorded at amortized cost with a carrying value of $717 million (2022: $698 million) and a fair value of $698 million (2022: $675 million). The fair values of these securities are determined using a model which uses prepayment speeds and spreads sourced primarily from the new issue market. As the significant inputs used to price these securities are observable market inputs, their fair values are classified as Level 2.

At June 30, 2023, the carrying value of mortgage loans, held for investment, approximated fair value. The fair values of mortgage loans are primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk or are determined from pricing for similar loans. As mortgage loans are not actively traded, their fair values are classified as Level 3.

At June 30, 2023, the Company's debt was recorded at amortized cost with a carrying value of $1,313 million (2022: $1,312 million) and a fair value of $1,160 million (2022: $1,160 million). The fair value of the Company's debt is based on prices obtained from a third-party pricing service and is determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As the yields for the risk-free yield curve and the spreads are observable market inputs, the fair value of this debt is classified as Level 2.

At June 30, 2023, Federal Home Loan Bank advances were recorded at amortized cost with a carrying value of $86 million (2022: $81 million) and a fair value of $86 million (2022: $81 million). As these advances are not actively traded, their fair values are classified as Level 2.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.    DERIVATIVE INSTRUMENTS

The following table provides the balance sheet classifications of derivatives recorded at fair value:

	June 30, 2023			December 31, 2022
	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)

Relating to investment portfolio:
Foreign exchange forward contracts	$138,437	$8	$915	$54,076	$81	$559
Relating to underwriting portfolio:
Foreign exchange forward contracts	1,672,333	3,619	10,467	1,441,273	37,601	144
Total derivatives		$3,627	$11,382		$37,682	$703

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

The following table provides a reconciliation of gross derivative assets and liabilities to the net amounts presented in the consolidated balance sheets, with the difference being attributable to the impact of master netting agreements:

	June 30, 2023			December 31, 2022
	Gross amounts	Gross amounts offset	Net amounts(1)	Gross amounts	Gross amounts offset	Net amounts(1)

Derivative assets	$9,556	$(5,929)	$3,627	$41,762	$(4,080)	$37,682
Derivative liabilities	$17,311	$(5,929)	$11,382	$4,783	$(4,080)	$703

(1)Net asset and liability derivatives are classified within other assets and other liabilities in the consolidated balance sheets.

Refer to Note 3 'Investments' for information on reverse repurchase agreements.

a) Relating to Investment Portfolio

Foreign Currency Risk

The Company's investment portfolio is exposed to foreign currency risk. Therefore, the fair values of its investments are partially influenced by changes in foreign exchange rates. The Company may enter into foreign exchange forward contracts to manage the effect of this foreign currency risk. These foreign currency hedging activities are not designated as specific hedges for financial reporting purposes.

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

The following table provides the total unrealized and realized gains (losses) recognized in net income (loss) for derivatives not designated as hedges:

	Consolidated statement of operations line item that includes gain (loss) recognized in net income (loss)	Three months ended June 30,		Six months ended June 30,
		2023	2022	2023	2022

Relating to investment portfolio:
Foreign exchange forward contracts	Net investment gains (losses)	$(527)	$4,822	$(1,474)	$7,063
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange (losses) gains	(3,013)	(31,146)	8,237	(59,122)
Other underwriting-related contracts	Other insurance related income (loss)	—	367	—	922
Total		$(3,540)	$(25,957)	$6,763	$(51,137)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES
Reserve Roll-Forward

The following table presents a reconciliation of the Company's beginning and ending gross reserve for losses and loss expenses and net reserve for unpaid losses and loss expenses:

	Six months ended June 30,
	2023	2022

Gross reserve for losses and loss expenses, beginning of period	$15,168,863	$14,653,094
Less reinsurance recoverable on unpaid losses and loss expenses, beginning of period	(5,831,172)	(5,017,611)
Net reserve for unpaid losses and loss expenses, beginning of period	9,337,691	9,635,483

Net incurred losses and loss expenses related to:
Current year	1,467,256	1,515,182
Prior years	(10,357)	(12,897)
	1,456,899	1,502,285

Net paid losses and loss expenses related to:
Current year	(129,414)	(120,713)
Prior years	(1,210,101)	(1,354,605)
	(1,339,515)	(1,475,318)

Foreign exchange and other	98,814	(272,994)

Net reserve for unpaid losses and loss expenses, end of period	9,553,889	9,389,456
Reinsurance recoverable on unpaid losses and loss expenses, end of period	5,865,609	5,008,583
Gross reserve for losses and loss expenses, end of period	$15,419,498	$14,398,039

The Company writes business with loss experience generally characterized as low frequency and high severity in nature, which can result in volatility in its financial results. During the six months ended June 30, 2023, the Company recognized catastrophe and weather-related losses, net of reinstatement premiums, of $70 million (2022: $127 million).

Estimates for Significant Catastrophe Events

At June 30, 2023, net reserves for losses and loss expenses included estimated amounts for numerous catastrophe events. The magnitude and complexity of losses arising from certain of these events inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at estimated net reserves for losses and loss expenses. These events include New Zealand floods and Cyclone Gabrielle in 2023, Hurricane Ian, Winter Storm Elliot, June European Convective Storms, the Russia-Ukraine war and COVID-19 in 2022, Hurricane Ida, U.S. Winter Storms Uri and Viola and July European Floods in 2021, and the COVID-19 pandemic, Hurricanes Laura, Sally, Zeta and Delta, the Midwest derecho and wildfires across the West Coast of the United States in 2020. As a result, actual losses for these events may ultimately differ materially from current estimates.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
Prior Year Reserve Development

The Company's net favorable prior year reserve development arises from changes to estimates of losses and loss expenses related to loss events that occurred in previous calendar years. The following table presents net prior year reserve development by segment:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)

Insurance	$2,784	$2,773	$3,825	$9,838
Reinsurance	3,535	1,167	6,532	3,059
Total	$6,319	$3,940	$10,357	$12,897

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
Prior year reserve development by line of business was as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)

Property	$(208)	$2,721	$5,692	$10,783
Accident and health	(248)	(1,334)	(552)	2,298
Marine and aviation	2,682	2,927	15,903	17,575
Cyber	676	7,783	9,128	7,097
Professional lines	(3,498)	(2,350)	(16,092)	(8,286)
Credit and political risk	8,430	4,287	12,949	5,182
Liability	(5,050)	(11,261)	(23,203)	(24,811)
Total	$2,784	$2,773	$3,825	$9,838

For the three months ended June 30, 2023, the Company recognized $3 million of net favorable prior year reserve development, the principal components of which were:
•$8 million of net favorable prior year reserve development on credit and political risk business primarily due to better than expected loss emergence mainly related to the 2018 through 2022 accident years.
•$3 million of net favorable prior year reserve development on marine and aviation business primarily due to better than expected loss emergence attributable to the marine cargo book of business related to 2022 catastrophe events, partially offset by increases in the loss estimates within the marine liability book of business related to the 2020 and 2021 accident years.
•$5 million of net adverse prior year reserve development on liability business primarily due to reserve strengthening within the U.S. excess casualty general liability and U.S. programs books of business mainly related to the 2017 through 2019 accident years.
•$3 million of net adverse prior year reserve development on professional lines business primarily due to reserve strengthening within the U.S. financial institutions book of business mainly related to the 2009 and 2018 accident years, U.S. commercial management solutions book of business mainly related to the 2017 through 2019 accident years, and an increase in the loss estimate attributable to a specific large claim within the U.S. design professional and environmental book of business mainly related to the 2019 accident year.
For the three months ended June 30, 2022, the Company recognized $3 million of net favorable prior year reserve development, the principal components of which were:
•$8 million of net favorable prior year reserve development on cyber business primarily due to better than expected loss emergence mainly related to 2020 and older accident years.
•$4 million of net favorable prior year reserve development on credit and political risk business primarily due to better than expected loss emergence mainly related to the 2020 and 2021 accident years.
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
For the six months ended June 30, 2023, the Company recognized $4 million of net favorable prior year reserve development, the principal components of which were:
•$16 million of net favorable prior year reserve development on marine and aviation business primarily due to better than expected loss emergence attributable to the marine cargo book of business related to 2022 catastrophe events, partially offset by increases in the loss estimates within the marine liability book of business related to the 2020 and 2021 accident years.
•$13 million of net favorable prior year reserve development on credit and political risk business primarily due to a decrease in the loss estimate attributable to a specific large claim related to the 2020 accident year and better than expected loss emergence related to recent accident years.
•$9 million of net favorable prior year reserve development on cyber business primarily due to better than expected loss emergence mainly related to 2019 and older accident years.
•$6 million of net favorable prior year reserve development on property business primarily due to better than expected loss emergence attributable to 2022 catastrophe events, partially offset by reserve strengthening related to the 2021 accident year.
•$23 million of net adverse prior year reserve development on liability business primarily due to reserve strengthening within the U.S. primary casualty book of business mainly related to the 2015, 2018 and 2021 accident years, and U.S. excess casualty general liability and U.S. programs book of business mainly related to the 2017 through 2019 accident years.
•$16 million of net adverse prior year reserve development on professional lines business primarily due to reserve strengthening within the U.S. financial institutions book of business mainly related to the 2009 and 2018 accident years, U.S. commercial management solutions book of business mainly related the 2017 through 2019 accident years, and U.S. design professional and environmental book of business mainly related to the 2019 accident year.
For the six months ended June 30, 2022, we recognized $10 million of net favorable prior year reserve development, the principal components of which were:
•$18 million of net favorable prior year reserve development on marine and aviation business primarily due to better than expected loss emergence attributable to the marine cargo and marine offshore energy books of business mainly related to the 2018 and 2021 accident years, and aviation business mainly related to the 2021 accident year.
•$11 million of net favorable prior year reserve development on property business primarily due to decreases in loss estimates attributable to specific large claims related to the 2017 accident year, and better than expected loss emergence attributable to 2018 catastrophe events.
•$7 million of net favorable prior year reserve development on cyber business primarily due to better than expected loss emergence related to several accident years.
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
•$8 million of net adverse prior year reserve development on professional lines business primarily due to increases in loss estimates attributable to specific large claims related to the 2015 and 2017 accident years, and reserve strengthening within run-off lines of business mainly related to the 2016 and 2018 accident years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
Reinsurance Segment:
The following table maps the Company's lines of business to expected claim tails:

Reinsurance segment
Expected claims tail
	Short	Medium	Long

Lines of business
Accident and health	X
Agriculture	X
Marine and aviation	X
Professional lines		X
Credit and surety		X
Motor			X
Liability			X
Run-off lines
Catastrophe	X
Property	X
Engineering	X

Prior year reserve development by line of business was as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)

Accident and health	$7,284	$2,186	$14,273	$1,687
Agriculture	2,122	7,141	14,013	8,372
Marine and aviation	5,197	(896)	4,947	(400)
Professional lines	(10,504)	(6,000)	(13,728)	(30,522)
Credit and surety	(582)	3,582	(1,128)	11,047
Motor	(4,825)	3,860	(21,946)	2,130
Liability	(7,017)	(6,823)	(39,870)	(10,928)
Total	(8,325)	3,050	(43,439)	(18,614)

Run-off lines
Catastrophe	7,487	(694)	38,546	(940)
Property	2,264	2,053	9,147	24,592
Engineering	2,109	(3,242)	2,278	(1,979)
Total run-off lines	11,860	(1,883)	49,971	21,673
Total	$3,535	$1,167	$6,532	$3,059

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
For the three months ended June 30, 2023, the Company recognized $4 million of net favorable prior year reserve development, the principal components of which were:
•$7 million of net favorable development on accident and health business primarily due to better than expected loss emergence mainly related to the 2022 accident year, partially offset by reserve strengthening mainly related to the 2021 accident year.
•$5 million of net favorable development on marine and aviation business primarily due to better than expected loss emergence mainly related to the 2020 and 2022 accident years.
•$11 million of net adverse development on professional lines business primarily due to reserve strengthening within the European proportional book of business related to several accidents years and reserve strengthening attributable to one cedant within the U.S. proportional book of business related to 2019 and older accident years.
•$7 million of net adverse development on liability business primarily due to reserve strengthening within the U.S. proportional book of business related to 2018 and older accident years, increases in loss estimates attributable to several cedants within the European book of business related to the 2016 though 2018 accident years and increases in loss estimates attributable to several claims within the Multiline book of business related to older accident years.
•$5 million of net adverse development on motor business primarily due to reserve strengthening related to the 2018 through 2022 accident years.
Run-off lines
•$7 million of net favorable development on catastrophe business primarily due to better than expected loss emergence mainly related to the 2018 and 2022 accident years.
For the three months ended June 30, 2022, the Company recognized $1 million of net favorable prior year reserve development, the principal components of which were:
•$7 million of net favorable prior year development on the agriculture book of business mainly related to the 2021 accident year.
•$4 million of net favorable prior year reserve development on motor business primarily due to better than expected loss emergence mainly related to the 2018 and 2019 accidents years.
•$4 million of net favorable prior year reserve development on credit and surety business primarily due to better than expected loss emergence mainly related to the 2018 and 2020 accidents years.
•$7 million of net adverse prior year development on liability business primarily due to an increase in the loss estimate attributable to a specific large claim related to the 2021 accident year.
•$6 million of net adverse prior year development on professional lines business primarily due to reserve strengthening within the U.S. public D&O book of business related to the 2015 through 2018 accident years, partially offset by better than expected loss emergence attributable to the U.S. and Europe non-proportional books of business related to several accident years.
For the six months ended June 30, 2023, the Company recognized $7 million of net favorable prior year reserve development, the principal components of which were:
•$14 million of net favorable development on accident and health business primarily due to better than expected loss emergence mainly related to the 2019, 2020 and 2022 accident years.
•$14 million of net favorable development on agriculture business primarily due to better than expected loss emergence mainly related to the 2022 accident year.
•$5 million of net favorable development on marine and aviation business primarily due to better than expected loss emergence mainly related to the 2021 and 2022 accident years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
•$40 million of net adverse development on liability business primarily due to reserve strengthening to reflect increased estimates of future loss trend due to inflation, an increase in the loss estimate attributable to a specific large claim within the European book of business related to the 2021 accident year and reserve strengthening within the U.S. proportional book of business related to 2019 and older accident years.
•$22 million of net adverse development on motor business primarily due to reserve strengthening to reflect increased estimates of future loss trend due to inflation and reserve strengthening related to the 2018 through 2022 accident years.
•$14 million of net adverse prior year reserve development on professional lines business primarily due to reserve strengthening within the European proportional book of business related to several accident years and reserve strengthening attributable to one cedant within the U.S. proportional book of business related to 2019 and older accident years.
Run-off lines
•$39 million of net favorable development on catastrophe business primarily due to better than expected loss emergence mainly related to the 2022 accident year.
•$9 million of net favorable development on property business primarily due to better than expected loss emergence attributable to the European book of business mainly related to the 2018 and 2019 accident years.
For the six months ended June 30, 2022, we recognized $3 million of net favorable prior year reserve development, the principal components of which were:
•$11 million of net favorable prior year reserve development on credit and surety business primarily due to better than expected loss emergence mainly related the 2016, 2018 and 2020 accidents years.
•$8 million of net favorable prior year reserve development on agriculture business mainly related to the 2021 accident year.
•$31 million of net adverse prior year development on professional lines business primarily due to increases in loss estimates attributable to one cedant related to the 2016 to 2018 accident years, a specific large claim related to the 2017 accident year, and reserve strengthening within the U.S. public D&O book of business related to several accident years.
•$11 million of net adverse prior year development on liability business primarily due to increases in loss estimates attributable to specific large claims related to the 2018 and 2021 accident years.
Run-off lines
•$25 million of net favorable prior year development on property business primarily due to better than expected loss emergence attributable to 2018 through 2021 catastrophe events.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.    EARNINGS PER COMMON SHARE
The following table presents a comparison of earnings per common share and earnings per diluted common share:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Earnings per common share
Net income	$150,674	$34,778	$330,773	$183,982
Less: Preferred share dividends	7,563	7,563	15,125	15,125
Net income available to common shareholders	$143,111	$27,215	$315,648	$168,857
Weighted average common shares outstanding	85,207	85,173	85,036	85,068
Earnings per common share	$1.68	$0.32	$3.71	$1.98

Earnings per diluted common share
Net income available to common shareholders	$143,111	$27,215	$315,648	$168,857

Weighted average common shares outstanding	85,207	85,173	85,036	85,068
Share-based compensation plans	605	670	797	758
Weighted average diluted common shares outstanding	85,812	85,843	85,833	85,826

Earnings per diluted common share	$1.67	$0.32	$3.68	$1.97

Weighted average anti-dilutive shares excluded from the dilutive computation	736	146	770	567

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

Performance Restricted Stock Units granted in the three months ended March 31, 2023 in relation to senior leadership transition

Share-settled performance restricted stock units granted in the three months ended March 31, 2023 to one senior leader include a market condition which is the Company’s total shareholder return relative to its peer group ("Relative TSR") over the performance period. Relative TSR is calculated in accordance with the terms of the applicable award agreement. If performance goals are achieved, fifty percent of these awards will vest at the end of a one-year performance period, and the remaining fifty percent of these awards will vest at the end of a three-year vest period within a range of 0% to 200% of target.

Performance Restricted Stock Units granted in the three months ended June 30, 2023 in relation to senior leadership transition

Share-settled performance restricted stock units granted in the three months ended June 30, 2023 to one senior leader include a market condition which is the Company’s total shareholder return's compound annual growth rate ("TSR CAGR") over the performance period. TSR CAGR is calculated in accordance with the terms of the applicable award agreement. If performance goals are achieved, these awards will cliff vest at the end of a three-year performance period within a range of 0% to 200% of target.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.    SHARE-BASED COMPENSATION (CONTINUED)
Valuation assumptions

The fair value of performance restricted stock units granted in 2023 was measured on the grant date using a Monte Carlo simulation model.

The following table provides details of the significant inputs used in the Monte Carlo simulation model:

Six months ended June 30,	2023 (1)	2023 (2)	2023 (3)	2022

Expected volatility	36.24%	29.30%	30.05%	33.44%
Expected term (in years)	3.0	1.0	3.0	3.0
Expected dividend yield	n/a	n/a	n/a	n/a
Risk-free interest rate	3.79%	4.61%	3.39%	1.26%

(1) Performance restricted stock units granted in the ordinary course of business
(2) Performance restricted stock units granted in the three months ended March 31, 2023 in relation to senior leadership transition
(3) Performance restricted stock units granted in the three months ended June 30, 2023 in relation to senior leadership transition

Beginning share price: The beginning share price was based on the average closing share price over the 10 trading days preceding and including the start of the performance period. The beginning share price of the awards granted in the three months ended June 30, 2023 to one senior leader was based on the average closing share price over the 30 trading days preceding and including the start of the performance period.

Ending share price: The ending share price was based on the average projected closing share price over the 10 trading days preceding and including the end of the performance period. The ending share price of the awards granted in the three months ended June 30, 2023 to one senior leader was based on the average closing share price over the 30 trading days preceding and including the end of the performance period.

Expected volatility: The expected volatility is estimated based on the Company's historical share price volatility.

Expected term: Performance for awards granted in 2023 is generally measured from January 1, 2023 to December 31, 2025, with performance for awards granted to one senior leader in the three months ended March 31, 2023 being measured from January 1, 2023 to December 31, 2023, and performance for awards granted to one senior leader in the three months ended June 30, 2023 being measured from May 4, 2023 to May 4, 2026. Performance for awards granted in 2022 is measured from January 1, 2022 to December 31, 2024.

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

Compensation expense associated with performance restricted stock units granted in 2023 and 2022 is determined on the grant date based on the fair value calculated by the Monte Carlo simulation model, and is recognized on a straight-line basis over the requisite service period. During the three months ended March 31, 2023, the transition in our senior leadership resulted in a modification of the previously existing vesting terms of the outstanding restricted stock units and performance restricted stock units granted in 2022 and earlier of one senior leader, and a modification of the performance period of that leader's performance restricted stock units granted in 2022. The modifications did not result in incremental compensation expense.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.    SHARE-BASED COMPENSATION (CONTINUED)
Share-Settled Awards

The following table provides an activity summary of the Company's share-settled restricted stock units for the six months ended June 30, 2023:

	Share-Settled Performance Restricted Stock Units		Share-Settled Service Restricted Stock Units
	Number of restricted stock units	Weighted average grant date fair value	Number of restricted stock units	Weighted average grant date fair value

Non-vested restricted stock units - beginning of period	330	$60.01	2,117	$53.16
Granted	122	66.13	856	57.64
Vested	(72)	62.26	(759)	53.67
Forfeited	—	—	(101)	53.88
Non-vested restricted stock units - end of period	380	$61.55	2,113	$54.76

Cash-Settled awards

The following table provides an activity summary of the Company's cash-settled restricted stock units for the six months ended June 30, 2023:

Cash-Settled Service Restricted Stock Units
Number of restricted stock units

Non-vested restricted stock units - beginning of period	60
Granted	—
Vested	(59)
Forfeited	(1)
Non-vested restricted stock units - end of period	—

The following table provides additional information related to share-based compensation:

Six months ended June 30,	2023	2022

Share-based compensation expense(1)	$28,240	$29,052
Tax benefits associated with share-based compensation expense	$4,840	$4,956
Liability for cash-settled restricted stock units(2)	$—	$3,796
Fair value of restricted stock units vested(3)	$53,614	$48,121
Unrecognized share-based compensation expense	$96,649	$106,007
Expected weighted average period associated with the recognition of unrecognized share-based compensation expense	2.7 years	2.7 years

(1) Related to share-settled restricted stock units and cash-settled restricted stock units.
(2) Included in other liabilities in the consolidated balance sheets.
(3) Fair value is based on the closing price of the Company's common shares on the vest date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.    SHAREHOLDERS' EQUITY
The following table presents changes in common shares issued and outstanding:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Shares issued, balance at beginning of period	176,580	176,580	176,580	176,580
Shares issued	—	—	—	—
Total shares issued at end of period	176,580	176,580	176,580	176,580

Treasury shares, balance at beginning of period	(91,397)	(91,304)	(91,912)	(91,806)
Shares repurchased	(20)	(640)	(282)	(885)
Shares reissued	53	19	830	766
Total treasury shares at end of period	(91,364)	(91,925)	(91,364)	(91,925)

Total shares outstanding	85,216	84,655	85,216	84,655

Treasury Shares
The following table presents common shares repurchased from shares held in Treasury:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

In the open market:
Total shares	—	634	—	634
Total cost	$—	$34,987	$—	$34,987
Average price per share(1)	$—	$55.22	$—	$55.22

From employees:(2)
Total shares	20	6	282	251
Total cost	$1,106	$369	$17,051	$13,346
Average price per share(1)	$53.95	$60.02	$60.32	$53.10

Total shares repurchased:
Total shares	20	640	282	885
Total cost	$1,106	$35,356	$17,051	$48,333
Average price per share(1)	$53.95	$55.27	$60.32	$54.62

(1) Calculated using whole numbers.
(2)  Shares are repurchased from employees to facilitate the satisfaction of their personal withholding tax liabilities that arise on the vesting of share-settled restricted stock units.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.    SHAREHOLDERS' EQUITY (CONTINUED)
Dividends
The following table presents dividends declared and paid related to the Company's common and preferred shares:

	Per share data
	Dividends declared	Dividends paid in period of declaration	Dividends paid in period following declaration

Three months ended June 30, 2023
Common shares	$0.44	$—	$0.44
Series E preferred shares	$34.38	$—	$34.38

Three months ended June 30, 2022
Common shares	$0.43	$—	$0.43
Series E preferred shares	$34.38	$—	$34.38
Six months ended June 30, 2023
Common shares	$0.88	$0.44	$0.44
Series E preferred shares	$68.75	$34.38	$34.38

Six months ended June 30, 2022
Common shares	$0.86	$0.43	$0.43
Series E preferred shares	$68.75	$34.38	$34.38

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

11.     FEDERAL HOME LOAN BANK ADVANCES

The Company's subsidiaries, AXIS Insurance Company and AXIS Surplus Insurance Company are members of the Federal Home Loan Bank of Chicago ("FHLB").

At June 30, 2023, the companies had admitted assets of approximately $3 billion which provides borrowing capacity of up to approximately $773 million.

At June 30, 2023, the Company had $86 million of borrowings under the FHLB program, with maturities in 2023 and 2024 and interest payable at interest rates between 4.9% and 5.7%. The Company incurred interest expense of $1 million for the three months ended June 30, 2023 and $2 million for the six months ended June 30, 2023. The borrowings under the FHLB program are secured by investments with a fair value of $95 million.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.    OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the tax effects allocated to each component of other comprehensive income (loss):

	2023			2022
	Before tax amount	Income tax (expense) benefit	Net of tax amount	Before tax amount	Income tax (expense) benefit	Net of tax amount

Three months ended June 30,
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	$(112,993)	$14,591	$(98,402)	$(482,284)	$20,338	$(461,946)
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	(51)	36	(15)	(2,180)	141	(2,039)
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	40,157	(3,536)	36,621	93,813	(9,449)	84,364
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(72,887)	11,091	(61,796)	(390,651)	11,030	(379,621)
Foreign currency translation adjustment	3,183	—	3,183	(6,193)	—	(6,193)
Total comprehensive income (loss), net of tax	$(69,704)	$11,091	$(58,613)	$(396,844)	$11,030	$(385,814)
Six months ended June 30,
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	$46,744	$(5,044)	$41,700	$(987,265)	$85,494	$(901,771)
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	9,013	(940)	8,073	(5,400)	233	(5,167)
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	84,277	(6,907)	77,370	146,729	(17,023)	129,706
Unrealized gains (losses) arising during the period, net of reclassification adjustment	140,034	(12,891)	127,143	(845,936)	68,704	(777,232)
Foreign currency translation adjustment	2,648	—	2,648	(3,418)	—	(3,418)
Total other comprehensive income (loss), net of tax	$142,682	$(12,891)	$129,791	$(849,354)	$68,704	$(780,650)

The following table presents details of amounts reclassified from accumulated other comprehensive income (loss) ("AOCI") to net income (loss):

		Amount reclassified from AOCI(1)
AOCI Components	Consolidated statement of operations line item that includes reclassification adjustment	Three months ended June 30,		Six months ended June 30,
		2023	2022	2023	2022

Unrealized gains (losses) on available for sale investments
	Other realized gains (losses)	$(31,074)	$(93,340)	$(75,194)	$(146,147)
	Impairment losses	(9,083)	(473)	(9,083)	(582)
	Total before tax	(40,157)	(93,813)	(84,277)	(146,729)
	Income tax (expense) benefit	3,536	9,449	6,907	17,023
	Net of tax	$(36,621)	$(84,364)	$(77,370)	$(129,706)

(1)     Amounts in parentheses are charges to net income (loss).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
14.    RELATED PARTY TRANSACTIONS

At June 30, 2023, the Company has invested $6 million in a loan to Eagle Point Credit Management LLC, which is majority-owned by Trident IX L.P., a Stone Point private equity fund.

At June 30, 2023, the Company has invested $5 million in cumulative preferred shares of Aspida Holdings Ltd. The $5 million investment was syndicated to the Company by Stone Point.

At June 30, 2023, the Company has invested $11 million in Monarch Point Re (ISA 2023) Ltd., a newly created collateralized reinsurer which is jointly sponsored by the Company and Stone Point.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2023 and 2022 and our financial condition at June 30, 2023 and December 31, 2022. This should be read in conjunction with Item 1 'Consolidated Financial Statements' of this report and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022. Unless otherwise noted, tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

SECOND QUARTER 2023 FINANCIAL HIGHLIGHTS

Second Quarter 2023 Consolidated Results of Operations

•Net income available to common shareholders of $143 million, or $1.68 per common share, and $1.67 per diluted common share
•Operating income(1) of $191 million, or $2.23 per diluted common share(1)
•Gross premiums written of $2.3 billion
•Net premiums written of $1.4 billion
•Net premiums earned of $1.3 billion
•Pre-tax catastrophe and weather-related losses, net of reinsurance, of $32 million ($28 million, after-tax), (Insurance: $26 million; Reinsurance: $6 million), or 2.6 points on the current accident year loss ratio, primarily attributable to Cyclone Gabrielle, and other U.S. weather-related events.
•Net favorable prior year reserve development of $6 million
•Underwriting income(2) of $148 million and combined ratio of 91.5%
•Net investment income of $137 million
•Net investment losses of $24 million
•Foreign exchange losses of $30 million
Second Quarter 2023 Consolidated Financial Condition
•Total cash and investments of $16.2 billion; fixed maturities, short-term investments, and cash and cash equivalents comprise 85% of total cash and investments and have an average credit rating of AA-
•Total assets of $29.3 billion
•Reserve for losses and loss expenses of $15.4 billion and reinsurance recoverable on unpaid and paid losses and loss expenses of $6.4 billion
•Debt of $1.3 billion and debt to total capital ratio(3) of 20.7%
•Common shareholders’ equity of $4.5 billion; book value per diluted common share of $50.98

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
We provide our clients and distribution partners with a broad range of risk transfer products and services, and strong capacity, backed by excellent financial strength. We manage our portfolio holistically, aiming to construct the optimum portfolio of risks, consistent with our risk appetite and the development of our franchise. We nurture an ethical, entrepreneurial, disciplined and diverse culture that promotes outstanding client service, intelligent risk taking, operating efficiency, corporate citizenship and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a global leader in specialty risks. The execution of our business strategy for the first six months of 2023 included the following:

•increasing our relevance in a select number of attractive specialty lines insurance and reinsurance markets including U.S. excess and surplus lines, North America professional lines and Lloyd's specialty insurance business;

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

•utilizing reinsurance markets and third-party capital relationships; and

•fostering a positive workplace environment that enables us to attract, retain and develop top talent.

Outlook

We are committed to leadership in specialty insurance and reinsurance. We believe our market positioning, specialty underwriting acumen, global platform, claims management capabilities and deep relationships with our distributors and clients, supported by a conservative and well performing investment portfolio, will provide opportunities for increased profitability, with differences among our lines of business driven by our tactical response to market conditions.

We expect rate improvement to continue across most lines as carriers assess the impact of heightened catastrophe loss activity, financial and social inflation, and geopolitical uncertainty, among other factors. Following multiple years of rate increases outpacing loss trend, pricing in most lines is now highly attractive and we continue to pursue growth.

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

Pricing momentum in non-proportional reinsurance continues to be strong while our proportional reinsurance business is benefiting from rate increases in the underlying business. We expect these market conditions to persist in the near term. We continue to focus on underwriting discipline and driving targeted profitable growth among the specialty and casualty reinsurance lines that we offer.

We are encouraged by the pricing improvements we are seeing across most markets, which we expect will carry through 2023, and that rate will continue to keep pace with loss cost trends in the majority of our lines. Where prices continue to deliver adequate profitability, we will look to grow within our risk and volatility guidelines. With a strengthened book of business, and a growing footprint in the specialty markets that are seeing the most favorable conditions, we believe AXIS is well positioned to drive profitable growth within the current environment.

Recent Developments

Recent Disruption in the Banking Sector

Following the recent disruption in the banking sector, we established a working group to review existing underwriting and investment exposures and to assess potential vulnerabilities. In addition, stress tests were undertaken to assess broader potential underwriting and credit impacts. Based on our review, we have determined that potential exposures are within our risk appetite for an event of this nature. We continue to closely monitor banking and associated sectoral impacts.

We note that underwriting exposures emanated from areas where we affirmatively accepted the risks which are within our risk management guidelines.

We believe the losses and loss expenses that have been incurred at June 30, 2023, based on current facts and circumstances, are contained within our expected loss ratios. We continue to monitor the appropriateness of our assumptions as new information comes to light and will adjust our estimates, as appropriate.

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

Underwriting

We continue to monitor international sanctions which impact our global operations that were effective since March 27, 2022. The impact on gross premiums written for the six months ended June 30, 2023 of the cancellation of policies with exposures to the Russia-Ukraine war was immaterial. We continue to evaluate opportunities to write business in the region, not including Russia or Ukraine risks.

We are also continuing to closely monitor cash due from our customers and reinsurers, giving due consideration to the Russia-Ukraine war and associated international sanctions. At June 30, 2023, we considered the potential financial impact of the Russia-Ukraine war when determining allowances for expected credit losses for insurance and reinsurance premium balances receivable and reinsurance recoverable balances on unpaid losses and loss expenses. Based on facts and circumstances at that time, we did not adjust allowances for expected credit losses at June 30, 2023. We will continue to monitor the appropriateness of allowances for expected credit losses as new information comes to light. Adjustments to allowances for expected credit losses in subsequent periods could be material.

Reserving

At June 30, 2023, estimated pre-tax net losses attributable to the Russia-Ukraine war were $47 million.

The estimate of net reserves for losses and loss expenses related to the Russia-Ukraine war is subject to significant uncertainty. This uncertainty is driven by the difficulty in performing on-site evaluations, and by the inherent difficulty in making assumptions due to the lack of comparable events, the ongoing nature of the event, and its far-reaching impacts.

While we believe the overall estimate of net reserves for losses and loss expenses is adequate for losses and loss expenses that have been incurred at June 30, 2023, based on current facts and circumstances, we will continue to monitor the appropriateness of our assumptions as new information comes to light and will adjust the estimate of net reserves for losses and loss expenses, as appropriate.

Actual losses for this event may ultimately differ materially from current estimates.

Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment' for further information.

Investments

At June 30, 2023, we had no direct exposures to Russia or Ukraine within our investments portfolio.

Refer to Item 1A, 'Risk Factors' in our most recent Annual Report on Form 10-K for further information.

CONSOLIDATED RESULTS OF OPERATIONS

	Three months ended June 30,			Six months ended June 30,
	2023	% Change	2022	2023	% Change	2022

Underwriting revenues:
Gross premiums written	$2,284,378	8%	$2,113,483	$4,666,354	(2%)	$4,748,091
Net premiums written	1,446,357	10%	1,316,847	3,054,713	(2%)	3,129,719
Net premiums earned	1,265,745	(1%)	1,277,052	2,495,944	(2%)	2,535,297
Other insurance related income	5,524	nm	2,213	6,100	(32%)	8,906
Underwriting expenses:
Net losses and loss expenses	(736,257)	(4%)	(769,587)	(1,456,899)	(3%)	(1,502,285)
Acquisition costs	(253,265)	(2%)	(257,582)	(483,638)	(4%)	(505,932)
Underwriting-related general and administrative expenses(1)	(133,255)	(2%)	(135,403)	(273,650)	(2%)	(280,499)
Underwriting income(2)	148,492		116,693	287,857		255,487

Net investment income	136,829	48%	92,214	270,601	47%	183,569
Net investment gains (losses)	(24,370)	(86%)	(173,263)	(44,558)	(83%)	(267,771)
Corporate expenses(1)	(35,248)	17%	(30,183)	(61,664)	14%	(54,128)
Foreign exchange (losses) gains	(30,104)	nm	57,000	(38,814)	nm	101,274
Interest expense and financing costs	(16,738)	10%	(15,241)	(33,632)	9%	(30,805)
Reorganization expenses	—	nm	(15,728)	—	nm	(15,728)
Amortization of intangible assets	(2,729)	—%	(2,729)	(5,458)	—%	(5,458)
Income before income taxes and interest in income (loss) of equity method investments	176,132		28,763	374,332		166,440
Income tax (expense) benefit	(27,558)	nm	4,965	(43,454)	nm	4,942
Interest in income (loss) of equity method investments	2,100	nm	1,050	(105)	nm	12,600
Net income	150,674		34,778	330,773		183,982
Preferred share dividends	(7,563)	—%	(7,563)	(15,125)	—%	(15,125)
Net income available to common shareholders	$143,111		$27,215	$315,648		$168,857

nm – not meaningful is defined as a variance greater than +/-100%
(1)Underwriting-related general and administrative expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most comparable GAAP financial measure, also included corporate expenses of $35,248 and $30,183 for the three months ended June 30, 2023 and 2022, respectively, and $61,664 and $54,128 for the six months ended June 30, 2023 and 2022, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for further details on corporate expenses. Refer also to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures Reconciliation' for further details.
(2)Consolidated underwriting income (loss) is a non-GAAP financial measure as defined in in Item 10(e) of SEC Regulation S-K. The reconciliation to net income (loss), the most comparable GAAP financial measure, is presented above. Refer also to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures Reconciliation' for further details.

Underwriting Revenues

Underwriting revenues by segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2023	% Change	2022	2023	% Change	2022

Gross premiums written:
Insurance	$1,684,150	15%	$1,469,622	$3,099,762	11%	$2,796,886
Reinsurance	600,228	(7%)	643,861	1,566,592	(20%)	1,951,205
Total gross premiums written	$2,284,378	8%	$2,113,483	$4,666,354	(2%)	$4,748,091

Percent of gross premiums written ceded
Insurance	39%	(2 pts)	41%	39%	— pt	39%
Reinsurance	29%	(2 pts)	31%	27%	— pt	27%
Total percent of gross premiums written ceded	37%	(1 pt)	38%	35%	1 pt	34%

Net premiums written:
Insurance	$1,021,021	17%	$869,419	$1,903,597	11%	$1,713,332
Reinsurance	425,336	(5%)	447,428	1,151,116	(19%)	1,416,387
Total net premiums written	$1,446,357	10%	$1,316,847	$3,054,713	(2%)	$3,129,719

Net premiums earned:
Insurance	$842,751	10%	$768,724	$1,659,206	9%	$1,521,539
Reinsurance	422,994	(17%)	508,328	836,738	(17%)	1,013,758
Total net premiums earned	$1,265,745	(1%)	$1,277,052	$2,495,944	(2%)	$2,535,297

Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment' for further details on underwriting revenues.

Combined Ratio

The components of the combined ratio were as follows:

	Three months ended June 30,			Six months ended June 30,
	2023	% Point Change	2022	2023	% Point Change	2022

Current accident year loss ratio, excluding catastrophe and weather-related losses	56.1%	0.8	55.3%	56.0%	1.3	54.7%
Catastrophe and weather-related losses ratio	2.6%	(2.7)	5.3%	2.8%	(2.3)	5.1%
Current accident year loss ratio	58.7%	(1.9)	60.6%	58.8%	(1.0)	59.8%
Prior year reserve development ratio	(0.5%)	(0.2)	(0.3%)	(0.4%)	0.1	(0.5%)
Net losses and loss expenses ratio	58.2%	(2.1)	60.3%	58.4%	(0.9)	59.3%
Acquisition cost ratio	20.0%	(0.2)	20.2%	19.4%	(0.6)	20.0%
General and administrative expense ratio(1)	13.3%	0.4	12.9%	13.4%	0.3	13.1%
Combined ratio	91.5%	(1.9)	93.4%	91.2%	(1.2)	92.4%

(1) The general and administrative expense ratio included corporate expenses not allocated to underwriting segments of 2.8% and 2.4% for the three months ended June 30, 2023 and 2022, respectively, and 2.5% and 2.1% for the six months ended June 30, 2023 and 2022, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for further details.

Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment' for further details on underwriting expenses.

RESULTS BY SEGMENT

Insurance Segment

Results for the insurance segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2023	% Change	2022	2023	% Change	2022

Revenues:
Gross premiums written	$1,684,150	15%	$1,469,622	$3,099,762	11%	$2,796,886
Net premiums written	1,021,021	17%	869,419	1,903,597	11%	1,713,332
Net premiums earned	842,751	10%	768,724	1,659,206	9%	1,521,539
Other insurance related income	58	(76%)	237	112	(65%)	319

Expenses:
Current accident year net losses and loss expenses	(460,434)		(424,609)	(910,942)		(837,417)
Prior year reserve development	2,784		2,773	3,825		9,838
Acquisition costs	(156,972)		(144,732)	(304,030)		(283,543)
Underwriting-related general and administrative expenses	(113,534)		(108,577)	(230,164)		(222,527)

Underwriting income	$114,653		$93,816	$218,007		$188,209

Ratios:		% Point Change			% Point Change
Current accident year loss ratio, excluding catastrophe and weather-related losses	51.5%	(0.1)	51.6%	51.8%	0.8	51.0%
Catastrophe and weather-related losses ratio	3.1%	(0.5)	3.6%	3.1%	(0.9)	4.0%
Current accident year loss ratio	54.6%	(0.6)	55.2%	54.9%	(0.1)	55.0%
Prior year reserve development ratio	(0.3%)	—	(0.3%)	(0.2%)	0.4	(0.6%)
Net losses and loss expenses ratio	54.3%	(0.6)	54.9%	54.7%	0.3	54.4%
Acquisition cost ratio	18.6%	(0.2)	18.8%	18.3%	(0.3)	18.6%
Underwriting-related general and administrative expense ratio	13.5%	(0.6)	14.1%	13.9%	(0.8)	14.7%
Combined ratio	86.4%	(1.4)	87.8%	86.9%	(0.8)	87.7%

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended June 30,					Six months ended June 30,
	2023		2022		% Change	2023		2022		% Change

Professional lines	$294,403	17%	$323,141	22%	(9%)	$516,018	17%	$627,556	22%	(18%)
Property	533,479	32%	400,529	28%	33%	914,818	29%	708,448	26%	29%
Liability	328,768	20%	306,541	21%	7%	612,795	20%	559,703	20%	9%
Cyber	182,049	11%	173,134	12%	5%	334,837	11%	304,585	11%	10%
Marine and aviation	205,153	12%	153,796	10%	33%	438,576	14%	378,314	14%	16%
Accident and health	85,836	5%	65,396	4%	31%	165,219	5%	123,696	4%	34%
Credit and political risk	54,462	3%	47,085	3%	16%	117,499	4%	94,584	3%	24%
Total	$1,684,150	100%	$1,469,622	100%	15%	$3,099,762	100%	$2,796,886	100%	11%

Gross premiums written for the three months ended June 30, 2023 increased by $215 million, or 15%, compared to the three months ended June 30, 2022. The increase was attributable to property, marine and aviation, liability, accident and health, cyber, and credit and political risk lines, partially offset by a decrease in professional lines.

The increases in property, marine and aviation, liability, and cyber lines were due to favorable rate changes and new business. The increases in accident and health, and credit and political risk lines were due to new business.

The decrease in professional lines was due to a lower level of activity in transactional liability business together with an unattractive pricing environment for U.S. public Directors and Officers ("D&O") business.

Gross premiums written for the six months ended June 30, 2023, increased by $303 million, or 11%, ($325 million, or 12%, on a constant currency basis(1)), compared to the six months ended June 30, 2022. The increase was attributable to property, marine and aviation, liability, accident and health, cyber, and credit and political risk lines, partially offset by a decrease in professional lines.

The increases in property, marine and aviation, liability, cyber, and credit and political risk lines were due to favorable rate changes and new business. The increase in accident and health lines was due to new business.

The decrease in professional lines was due to a lower level of activity in transactional liability business together with an unattractive pricing environment for U.S. public D&O business.

Ceded Premiums Written

Ceded premiums written for the three months ended June 30, 2023, was $663 million, or 39%, of gross premiums written, compared to $600 million, or 41%, of gross premiums written for the three months ended June 30, 2022.

The increase in ceded premiums written of $63 million, or 10%, was primarily driven by increases in property, liability, and marine and aviation lines, partially offset by a decrease in professional lines.

The increases in property and liability lines reflected the increase in gross premiums written for the three months ended June 30, 2023, compared to the three months ended June 30, 2022.

The increase in property lines was also attributable to the restructuring of two significant existing quota share treaties.

(1) Amounts presented on a constant currency basis are non-GAAP financial measures as defined in Item 10 (e) of SEC Regulation S-K. The constant currency basis is calculated by applying the average foreign exchange rate from the current year to the prior year balance.

The increase in marine and aviation lines was attributable to negative premium adjustments for the three months ended June 30, 2023, compared to positive premium adjustments for the three months ended June 30, 2022.

The decrease in professional lines reflected the decrease in gross premiums written for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The decrease in professional lines was also due to the restructuring of a significant existing quota share treaty.

Ceded premiums written for the six months ended June 30, 2023, was $1,196 million, or 39%, of gross premiums written, compared to $1,084 million, or 39%, of gross premiums written for the six months ended June 30, 2022.

The increase in ceded premiums written of $113 million, or 10%, was primarily driven by increases in property and liability lines, partially offset by a decrease in professional lines.

The increases in property and liability lines reflected the increase in gross premiums written for the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

The increase in property lines was also attributable to the restructuring of two significant existing quota share treaties.

The decrease in professional lines reflected the decrease in gross premiums written for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The decrease in professional lines was also due to the restructuring of a significant existing quota share treaty.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended June 30,					Six months ended June 30,
	2023		2022		% Change	2023		2022		% Change

Professional lines	$187,961	22%	$203,356	26%	(8%)	$376,914	23%	$417,679	27%	(10%)
Property	209,890	25%	190,720	25%	10%	407,157	24%	370,873	26%	10%
Liability	120,883	14%	113,730	15%	6%	245,738	15%	218,907	14%	12%
Cyber	81,723	10%	72,305	9%	13%	163,543	10%	140,822	9%	16%
Marine and aviation	141,404	17%	113,728	15%	24%	266,732	16%	231,419	15%	15%
Credit and political risk	28,838	3%	24,069	3%	20%	62,526	4%	49,491	3%	26%
Accident and health	72,052	9%	50,816	7%	42%	136,596	8%	92,348	6%	48%
Total	$842,751	100%	$768,724	100%	10%	$1,659,206	100%	$1,521,539	100%	9%

Net premiums earned for the three months ended June 30, 2023 increased by $74 million, or 10%, ($87 million, or 11%, on a constant currency basis), compared to the three months ended June 30, 2022.

The increase was primarily driven by increases in gross premiums earned in property, liability, marine and aviation, accident and health, and cyber lines, together with a decrease in ceded premiums earned in professional lines. These amounts were partially offset by increases in ceded premiums earned in liability, and property lines and a decrease in gross premiums earned in professional lines.

Net premiums earned for the six months ended June 30, 2023 increased by $138 million, or 9%, ($157 million, or 10%, on a constant currency basis), compared to the six months ended June 30, 2022.

The increase was primarily driven by increases in gross premiums earned in property, liability, accident and health, marine and aviation, cyber, and credit and political risk lines, together with a decrease in ceded premiums earned in professional lines. These amounts were partially offset by increases in ceded premiums earned in liability, property, and cyber lines and a decrease in gross premiums earned in professional lines.

Loss Ratio

The components of the loss ratio were as follows:

	Three months ended June 30,			Six months ended June 30,
	2023	% Point Change	2022	2023	% Point Change	2022

Current accident year loss ratio	54.6%	(0.6)	55.2%	54.9%	(0.1)	55.0%
Prior year reserve development ratio	(0.3%)	—	(0.3%)	(0.2%)	0.4	(0.6%)
Loss ratio	54.3%	(0.6)	54.9%	54.7%	0.3	54.4%

Current Accident Year Loss Ratio

The current accident year loss ratio decreased to 54.6% for the three months ended June 30, 2023, from 55.2% for the three months ended June 30, 2022.

The decrease in the current accident year loss ratio for three months ended June 30, 2023, compared to the same period in 2022, was impacted by a lower level of catastrophe and weather-related losses. During the three months ended June 30, 2023, catastrophe and weather-related losses, were $26 million, or 3.1 points, primarily attributable to U.S. weather-related events. Comparatively, during the three months ended June 30, 2022, catastrophe and weather-related losses, were $28 million, or 3.6 points, primarily attributable to South Africa floods, and the high frequency of small to mid-sized other weather-related events that occurred worldwide.

After adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio decreased to 51.5% for the three months ended June 30, 2023, from 51.6% for the three months ended June 30, 2022. The decrease was principally due to improved loss experience in property, and marine and aviation lines, together with changes in business mix associated with the decrease in professional lines business written in recent periods, being largely offset by higher year-over-year loss ratios in liability lines consistent with changes in loss assumptions reflected in recent periods.

The current accident year loss ratio decreased to 54.9% for the six months ended June 30, 2023, from 55.0% for the six months ended June 30, 2022.

The decrease in current accident year loss ratio for six months ended June 30, 2023, compared to the same period in 2022, was impacted by a lower level of catastrophe and weather-related losses. During the six months ended June 30, 2023, catastrophe and weather-related losses, were $51 million, or 3.1 points, primarily attributable to the Earthquake in Turkey, Cyclone Gabrielle, New Zealand floods, and other weather-related events. Comparatively, during the six months ended June 30, 2022, catastrophe and weather-related losses, were $61 million, or 4.0 points, including natural catastrophe and weather-related losses of $44 million primarily attributable to Eastern Australia floods, South Africa floods, and the high frequency of small to mid-sized other weather-related events that occurred worldwide. The remaining losses of $16 million were attributable to the Russia-Ukraine war.

After adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio increased to 51.8% for the six months ended June 30, 2023, from 51.0% for the six months ended June 30, 2022. The increase was principally due to higher year-over-year loss ratios in liability lines consistent with changes in loss assumptions reflected in recent periods, partially offset by changes in business mix associated with the decrease in professional lines business written in recent periods.

Prior Year Reserve Development

Refer to Item 1, Note 6 to the Consolidated Financial Statements 'Reserve for losses and loss expenses' for details on the lines of business, the expected claims tails and prior year reserve development.

Acquisition Cost Ratio

The acquisition cost ratio decreased to 18.6% for the three months ended June 30, 2023, from 18.8% for the three months ended June 30, 2022, primarily related to changes in business mix attributable to the decrease in program business in property lines written in recent periods and an increase in ceding commission in liability and property lines.

The acquisition cost ratio decreased to 18.3% for the six months ended June 30, 2023, from 18.6% for the six months ended June 30, 2022, primarily related to changes in business mix attributable to the decrease in program business in property lines written in recent periods.

Underwriting-Related General and Administrative Expense Ratio

The underwriting-related general and administrative expense ratio decreased to 13.5% for the three months ended June 30, 2023, from 14.1% for the three months ended June 30, 2022, mainly driven by an increase in net premiums earned, partially offset by increases in information technology costs, personnel costs, and professional fees.

The underwriting-related general and administrative expense ratio decreased to 13.9% for the six months ended June 30, 2023, from 14.7% for the six months ended June 30, 2022, mainly driven by an increase in net premiums earned and a decrease in professional fees, partially offset by increases in personnel costs and information technology costs.

Reinsurance Segment

Results from the reinsurance segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2023	% Change	2022	2023	% Change	2022

Revenues:
Gross premiums written	$600,228	(7%)	$643,861	$1,566,592	(20%)	$1,951,205
Net premiums written	425,336	(5%)	447,428	1,151,116	(19%)	1,416,387
Net premiums earned	422,994	(17%)	508,328	836,738	(17%)	1,013,758
Other insurance related income	5,466	nm	1,976	5,988	(30%)	8,587

Expenses:
Current accident year net losses and loss expenses	(282,142)		(348,918)	(556,314)		(677,765)
Prior year reserve development	3,535		1,167	6,532		3,059
Acquisition costs	(96,293)		(112,850)	(179,608)		(222,389)
Underwriting-related general and administrative expenses	(19,721)		(26,826)	(43,486)		(57,972)

Underwriting income	$33,839		$22,877	$69,850		$67,278
Ratios:		% Point Change			% Point Change
Current accident year loss ratio, excluding catastrophe and weather-related losses	65.3%	4.4	60.9%	64.2%	3.9	60.3%
Catastrophe and weather-related losses ratio	1.4%	(6.3)	7.7%	2.3%	(4.3)	6.6%
Current accident year loss ratio	66.7%	(1.9)	68.6%	66.5%	(0.4)	66.9%
Prior year reserve development ratio	(0.8%)	(0.6)	(0.2%)	(0.8%)	(0.5)	(0.3%)
Net losses and loss expenses ratio	65.9%	(2.5)	68.4%	65.7%	(0.9)	66.6%
Acquisition cost ratio	22.8%	0.6	22.2%	21.5%	(0.4)	21.9%
Underwriting-related general and administrative expense ratio	4.6%	(0.7)	5.3%	5.2%	(0.5)	5.7%
Combined ratio	93.3%	(2.6)	95.9%	92.4%	(1.8)	94.2%

nm – not meaningful

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended June 30,					Six months ended June 30,
	2023		2022		% Change	2023		2022		% Change

Liability	$159,234	27%	$190,072	30%	(16%)	$358,095	23%	$474,420	24%	(25%)
Accident and health	20,696	3%	9,971	2%	nm	316,681	20%	340,703	17%	(7%)
Professional lines	186,233	31%	173,056	27%	8%	322,435	21%	306,635	16%	5%
Credit and surety	103,430	17%	76,872	12%	35%	218,667	14%	180,748	9%	21%
Motor	26,966	4%	35,814	6%	(25%)	167,081	11%	187,528	10%	(11%)
Agriculture	66,985	11%	49,971	8%	34%	89,385	6%	77,796	4%	15%
Marine and aviation	22,034	4%	25,198	4%	(13%)	52,563	3%	75,684	4%	(31%)
Total	585,578	97%	560,954	89%	4%	1,524,907	98%	1,643,514	84%	(7%)

Run-off lines
Catastrophe	10,874	2%	62,077	8%	(82%)	27,175	1%	200,473	10%	(86%)
Property	3,842	1%	20,386	3%	(81%)	13,447	1%	96,709	5%	(86%)
Engineering	(66)	—%	444	—%	nm	1,063	—%	10,509	1%	(90%)
Total run-off lines	14,650	3%	82,907	11%	(82%)	41,685	2%	307,691	16%	(86%)
Total	$600,228	100%	$643,861	100%	(7%)	$1,566,592	100%	$1,951,205	100%	(20%)

nm – not meaningful

Gross premiums written for the three months ended June 30, 2023, decreased by $44 million, or 7% ($32 million, or 5%, on a constant currency basis), compared to the three months ended June 30, 2022. The decrease was primarily attributable to catastrophe, liability, property, and motor lines, partially offset by increases in credit and surety, agriculture, professional lines, and accident and health lines.

The decreases in catastrophe and property lines were associated with the exit from these lines of business in June 2022.

The decrease in liability lines was related to a decrease in the line size on a significant contract and non-renewals of U.S. regional multi-line business that included a high proportion of property exposures following the exit from catastrophe and property lines of business, together with non-renewals associated with repositioning the portfolio, partially offset by new business and a higher level of premium adjustments associated with favorable market conditions in the three months ended June 30, 2023, compared to the three months ended June 30, 2022.

The decrease in motor lines was attributable to the non-renewal of two significant contracts and the timing of the renewal of a significant contract, partially offset by premium adjustments attributable to a significant contract and favorable market conditions.

The increase in credit and surety lines was driven by new credit and mortgage business, and premium adjustments.

The increase in agriculture lines was due to the timing of the renewal of a significant contract and premium adjustments.

The increase in professional lines was attributable to new business and increased line sizes associated with select contracts with favorable risk profiles, partially offset by a lower level of premium adjustments associated with favorable market conditions in the three months ended June 30, 2023, compared to the three months ended June 30, 2022, and the timing of the renewal of several contracts.

The increase in accident and health lines was related to positive premium adjustments in the three months ended June 30, 2023, compared to negative premium adjustments in the three months ended June 30, 2022.

Gross premiums written for the six months ended June 30, 2023, decreased by $385 million, or 20% ($342 million, or 18%, on a constant currency basis), compared to the six months ended June 30, 2022. The decrease was attributable to catastrophe, liability, property, accident and health, marine and aviation, motor, and engineering lines, partially offset by increases in credit and surety, professional lines, and agriculture lines.

The decreases in catastrophe and property lines were associated with the exit from these lines of business in June 2022.

The decrease in liability lines was related to non-renewals of U.S. regional multi-line business that included a high proportion of property exposures and a decrease in the line size on a significant contract following the exit from catastrophe and property lines of business, together with non-renewals associated with repositioning the portfolio, partially offset by new business and a higher level of premium adjustments associated with favorable market conditions in the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

The decrease in accident and health lines was due to negative premium adjustments in the six months ended June 30, 2023, compared to positive premium adjustments in the six months ended June 30, 2022 and the timing of renewals of two significant contracts.

The decrease in marine and aviation lines was attributable to non-renewals of marine business and the exit from aviation business effective January 1, 2023.

The decrease in motor lines was attributable to non-renewals and decreased line sizes associated with repositioning the portfolio, partially offset by new business and premium adjustments attributable to a significant contract and favorable market conditions.

The decrease in engineering lines was due to positive premium adjustments related to a significant contract in the six months ended June 30, 2022.

The increase in credit and surety lines was driven by new business, including mortgage business, and premiums adjustments.

The increase in professional lines was attributable to new business and increased line sizes associated with select contracts with favorable risk profiles, partially offset by a lower level of premium adjustments associated with favorable market conditions in the six months ended June 30, 2023, compared to the six months ended June 30, 2022, and the timing of the renewal of several contracts.

The increase in agriculture lines was due to the timing of the renewal of a significant contract.

Ceded Premiums Written

Ceded premiums written for the three months ended June 30, 2023, was $175 million, or 29%, of gross premiums written, compared to $196 million, or 31%, of gross premiums written for the three months ended June 30, 2022. The decrease in ceded premiums written of $22 million, or 11%, was primarily driven by decreases in catastrophe and liability lines, partially offset by increases in credit and surety, accident and health, and agriculture lines.

The decrease in catastrophe lines reflected the decrease in gross premiums written in the three months ended June 30, 2023, compared to the three months ended June 30, 2022.

The decrease in liability lines reflected the decrease in gross premiums written in the three months ended June 30, 2023, compared to the three months ended June 30, 2022, together with the non-renewal of a significant retrocessional treaty with a strategic capital partner, the decrease in premiums ceded to an existing quota share retrocessional treaty with a strategic capital partner and the restructuring of a significant quota share retrocessional treaty.

The increase in credit and surety lines reflected the increase in gross premiums written in the three months ended June 30, 2023, compared to the three months ended June 30, 2022.

The increase in accident and health lines was attributable to premiums ceded to a new quota share retrocessional treaty and the restructuring of a significant quota share retrocessional treaty with a strategic capital partner.

The increase in agriculture lines was attributable to premiums ceded to a new quota share retrocessional treaty.

Ceded premiums written for the six months ended June 30, 2023, was $415 million, or 27%, of gross premiums written, compared to $535 million, or 27%, of gross premiums written for the six months ended June 30, 2022. The decrease in ceded premiums written of $119 million, or 22%, was primarily driven by decreases in catastrophe and liability lines, partially offset by increases in accident and health, and agriculture lines.

The decrease in catastrophe lines reflected the decrease in gross premiums written in the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

The decrease in liability lines reflected the decrease in gross premiums written in the six months ended June 30, 2023, compared to the six months ended June 30, 2022, together with the decrease in premiums ceded to an existing quota share retrocessional treaty with a strategic capital partner and the restructuring of a significant quota share retrocessional treaty.

The increase in accident and health lines was attributable to the restructuring of a significant quota share retrocessional treaty with a strategic capital partner and premiums ceded to a new quota share retrocessional treaty.

The increase in agriculture lines was attributable to premiums ceded to a new quota share retrocessional treaty.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended June 30,					Six months ended June 30,
	2023		2022		% Change	2023		2022		% Change

Liability	$108,075	26%	$124,909	25%	(13%)	$210,517	25%	$234,680	23%	(10%)
Accident and health	88,920	21%	92,365	18%	(4%)	172,103	21%	187,929	19%	(8%)
Professional lines	57,999	14%	62,702	12%	(8%)	115,011	14%	119,069	12%	(3%)
Credit and surety	60,362	14%	48,750	10%	24%	114,375	14%	93,200	9%	23%
Motor	44,958	11%	50,611	10%	(11%)	83,794	10%	100,628	10%	(17%)
Agriculture	26,460	6%	21,825	4%	21%	52,092	6%	43,952	4%	19%
Marine and aviation	15,848	4%	19,959	4%	(21%)	32,125	4%	38,065	4%	(16%)
Total	402,622	96%	421,121	83%	(4%)	780,017	94%	817,523	81%	(5%)

Run-off lines
Catastrophe	8,954	1%	44,071	9%	(80%)	22,313	2%	99,180	9%	(78%)
Property	8,699	2%	36,736	7%	(76%)	27,307	3%	76,641	8%	(64%)
Engineering	2,719	1%	6,400	1%	(58%)	7,101	1%	20,414	2%	(65%)
Total run-off lines	20,372	4%	87,207	17%	(77%)	56,721	6%	196,235	19%	(71%)
Total	$422,994	100%	$508,328	100%	(17%)	$836,738	100%	$1,013,758	100%	(17%)

Net premiums earned for the three months ended June 30, 2023, decreased by $85 million, or 17% ($70 million, or 14%, on a constant currency basis), compared to the three months ended June 30, 2022.

The decrease was primarily driven by decreases in gross premiums earned in catastrophe, property, liability, and professional lines together with an increase in ceded premiums earned in motor lines. These amounts were partially offset by a decrease in ceded premiums earned in catastrophe lines and increases in gross premiums earned in credit and surety, and agriculture lines.

Net premiums earned for the six months ended June 30, 2023, decreased by $177 million, or 17% ($145 million, or 14%, on a constant currency basis), compared to the six months ended June 30, 2022.

The decrease was primarily driven by decreases in gross premiums earned in catastrophe, property, liability, engineering, accident and health, motor, and marine and aviation lines together with an increase in ceded premiums earned in motor lines. These amounts were partially offset by decreases in ceded premiums earned in catastrophe and liability lines and increases in gross premiums earned in credit and surety, and agriculture lines.

Other Insurance Related Income (Loss)

Other insurance related income increased by $3 million to $5 million for the three months ended June 30, 2023, compared to other insurance related income of $2 million for the three months ended June 30, 2022, primarily associated with an increase in fees related to arrangements with strategic capital partners.

Other insurance related income decreased by $3 million to $6 million for the six months ended June 30, 2023, compared to other insurance related income of $9 million for the six months ended June 30, 2022, primarily associated with a decrease in fees related to arrangements with strategic capital partners.

Loss Ratio

The components of the loss ratio were as follows:

	Three months ended June 30,			Six months ended June 30,
	2023	% Point Change	2022	2023	% Point Change	2022

Current accident year loss ratio	66.7%	(1.9)	68.6%	66.5%	(0.4)	66.9%
Prior year reserve development ratio	(0.8%)	(0.6)	(0.2%)	(0.8%)	(0.5)	(0.3%)
Loss ratio	65.9%	(2.5)	68.4%	65.7%	(0.9)	66.6%

Current Accident Year Loss Ratio

The current accident year loss ratio decreased to 66.7% for the three months ended June 30, 2023 from 68.6% for the three months ended June 30, 2022.

The current accident year loss ratio for three months ended June 30, 2023, compared to the same period in 2022, was impacted by a lower level of catastrophe and weather-related losses. During the three months ended June 30, 2023, catastrophe and weather-related losses, were $6 million, or 1.4 points, primarily attributable to Cyclone Gabrielle, and other weather-related events. Comparatively, during the three months ended June 30, 2022, catastrophe and weather-related losses, were $39 million, or 7.7 points, primarily attributable to South Africa floods and the high frequency of small to mid-sized other weather-related events that occurred worldwide.

After adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio increased to 65.3% for the three months ended June 30, 2023, from 60.9% for the three months ended June 30, 2022. The increase was principally due to elevated experience in engineering lines and changes in business mix due to the exit from catastrophe and property lines of business, partially offset by the increase in credit and surety lines of business written in the recent periods which carry a lower loss ratio.

The current accident year loss ratio decreased to 66.5% for the six months ended June 30, 2023 from 66.9% for the six months ended June 30, 2022.

The current accident year loss ratio for six months ended June 30, 2023, compared to the same period in 2022, was impacted by a lower level of catastrophe and weather-related losses. During the six months ended June 30, 2023, catastrophe and weather-related losses, were $19 million, or 2.3 points, primarily attributable to Cyclone Gabrielle, and other weather-related events. Comparatively, during the six months ended June 30, 2022, catastrophe and weather-related losses, were $66 million, or 6.6 points, including natural catastrophe and weather-related losses of $53 million primarily attributable South Africa floods and the high frequency of small to mid-sized other weather-related events that occurred worldwide. The remaining losses of $13 million were attributable to the Russia-Ukraine war.

After adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio increased to 64.2% for the six months ended June 30, 2023, from 60.3% for the six months ended June 30, 2022. The increase was principally due elevated experience in engineering lines and changes in business mix due to the exit from catastrophe and property lines of business, partially offset by the increase in credit and surety lines of business written in the recent periods which carry a lower loss ratio.

Prior Year Reserve Development

Refer to Item 1, Note 6 to the Consolidated Financial Statements 'Reserve for losses and loss expenses' for details on the lines of business, the expected claims tails and prior year reserve development.

Acquisition Cost Ratio

The acquisition cost ratio increased to 22.8% for the three months ended June 30, 2023, from 22.2% for the three months ended June 30, 2022, principally related to changes in business mix driven by increases in credit and surety, accident and health, professional lines, and liability lines of business written in recent periods and decreases in catastrophe and property lines of business written in recent periods, partially offset by the impact of retrocessional contracts on credit and surety, liability, professional lines, motor, and accident and health lines.

The acquisition cost ratio decreased to 21.5% for the six months ended June 30, 2023, from 21.9% for the six months ended June 30, 2022, principally related to the impact of retrocessional contracts on professional lines, credit and surety, liability, motor, accident and health lines, and adjustments attributable to loss-sensitive features mainly in motor lines, partially offset by changes in business mix driven by increases in professional lines, credit and surety, liability, and accident and health lines of business written in recent periods and decreases in catastrophe and property lines of business written in recent periods.

Underwriting-Related General and Administrative Expense Ratio

The underwriting-related general and administrative expense decreased to 4.6% for the three months ended June 30, 2023, from 5.3% for the three months ended June 30, 2022, mainly driven by a decrease in personnel costs associated with the exit from catastrophe and property lines of business, partially offset by decreases in net premiums earned and fees related to arrangements with strategic capital partners.

The underwriting-related general and administrative expense ratio decreased to 5.2% for the six months ended June 30, 2023, from 5.7% for the six months ended June 30, 2022, mainly driven by a decrease in personnel costs associated with the exit from catastrophe and property lines of business, partially offset by decreases in net premiums earned and fees related to arrangements with strategic capital partners.

NET INVESTMENT INCOME AND NET INVESTMENT GAINS (LOSSES)

Net Investment Income

Net investment income from our cash and investment portfolio by major asset class was as follows:

	Three months ended June 30,			Six months ended June 30,
	2023	% Change	2022	2023	% Change	2022

Fixed maturities	$124,390	71%	$72,607	$242,652	77%	$137,416
Other investments	(5,341)	nm	14,327	(4,855)	nm	40,377
Equity securities	2,990	11%	2,688	5,445	12%	4,860
Mortgage loans	8,880	81%	4,903	17,266	90%	9,067
Cash and cash equivalents	11,161	nm	3,679	21,174	nm	4,797
Short-term investments	2,129	nm	402	3,789	nm	567
Gross investment income	144,209	46%	98,606	285,471	45%	197,084
Investment expense	(7,380)	15%	(6,392)	(14,870)	10%	(13,515)
Net investment income	$136,829	48%	$92,214	$270,601	47%	$183,569

Pre-tax yield:(1)
Fixed maturities	3.8%		2.3%	3.8%		2.2%

nm - not meaningful
(1) Pre-tax yield is calculated by dividing annualized net investment income by the average month-end amortized cost balances.

Fixed Maturities

Net investment income attributable to fixed maturities for the three and six months ended June 30, 2023, was $124 million and $243 million, respectively, compared to net investment income of $73 million and $137 million, respectively, for the three and six months ended June 30, 2022. The increase for the three and six months ended June 30, 2023, compared to the same period in 2022, was due to an increase in yields.

Other Investments
Net investment income (loss) from other investments was as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Hedge, direct lending, private equity and real estate funds	$178	$15,934	$(269)	$38,736
Other privately held investments	(6,012)	(2,410)	(5,513)	(384)
CLO-Equities	493	803	927	2,025
Total net investment income (loss) from other investments	$(5,341)	$14,327	$(4,855)	$40,377

Pre-tax return on other investments(1)	(0.5%)	1.5%	(0.5%)	4.2%

(1)The pre-tax return on other investments is calculated by dividing total net investment income from other investments (non-annualized) by the average month-end fair value balances held for the periods indicated.

Net investment loss attributable to other investments for the three and six months ended June 30, 2023, was $5 million and $5 million, respectively, compared to net investment income of $14 million and $40 million, respectively, for the three and six months ended June 30, 2022. The decrease for the three and six months ended June 30, 2023, compared to the same period in 2022, was primarily related to lower returns from real estate and private equity funds.

Net Investment Gains (Losses)

Net investment gains (losses) were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

On sale of investments:
Fixed maturities and short-term investments	$(32,235)	$(86,474)	$(73,514)	$(139,198)
Equity securities	17	—	1,139	(224)
	(32,218)	(86,474)	(72,375)	(139,422)
(Increase) decrease in allowance for expected credit losses, fixed maturities, available for sale	2,094	(6,911)	1,182	(6,981)
(Increase) decrease in allowance for expected credit losses, mortgage loans	(1,740)	—	(3,638)	—
Impairment losses (1)	(9,083)	(473)	(9,083)	(582)
Change in fair value of investment derivatives	(528)	4,822	(1,474)	7,063
Net unrealized gains (losses) on equity securities	17,105	(84,227)	40,830	(127,849)
Net investment gains (losses)	$(24,370)	$(173,263)	$(44,558)	$(267,771)

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

Net investment losses for the three and six months ended June 30, 2023 were $24 million and $45 million, respectively, compared to net investment losses of $173 million and $268 million, respectively, for the three and six months ended June 30, 2022.

For the three months ended June 30, 2023, the net investment losses were primarily due to net realized losses on the sale of corporate debt and U.S. government securities, partially offset by net unrealized gains on equity securities. For the three months ended June 30, 2022, the net investment losses were primarily due to net realized losses on the sale of corporate debt, U.S government and Agency RMBS and net unrealized losses on equity securities.

For the six months ended June 30, 2023, the net investment losses were primarily due to net realized losses on the sale of corporate debt, CMBS and U.S government securities and net unrealized gains on equity securities. For the six months ended June 30, 2022, the net investment losses were primarily due to net realized losses on the sale of U.S government, corporate debt and Agency RMBS and net unrealized losses on equity securities.

(Increase) decrease in allowance for expected credit losses, mortgage loans

For the three and six months ended June 30, 2023, the allowance for expected credit losses increased by $2 million and $4 million, respectively, primarily related to two collateral dependent mortgage loans. Refer to Note 3(d) to the Consolidated Financial Statements 'Investments'.

Impairment Losses

The impairment losses for the three and six months ended June 30, 2023 were $9 million and $9 million, respectively, compared to impairment losses of $0.5 million and $0.6 million, respectively, for the three and six months ended June 30, 2022. The increase in impairment losses related to a small number of securities that we intend to sell before their anticipated recovery.

Change in Fair Value of Investment Derivatives

We economically hedge foreign exchange exposure with derivative contracts.

For the three and six months ended June 30, 2023, foreign exchange hedges resulted in net losses of $1 million and $1 million, respectively, primarily attributable to securities denominated in pound sterling and euro.

For the three and six months ended June 30, 2022, foreign exchange hedges resulted in net gains of $5 million and $7 million, respectively, primarily attributable to securities denominated in pound sterling and euro.

Total Return
Total return on cash and investments was as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Net investment income	$136,829	$92,214	$270,601	$183,569
Net investments gains (losses)	(24,370)	(173,263)	(44,558)	(267,771)
Change in net unrealized gains (losses) on fixed maturities (1)	(72,887)	(390,651)	140,034	(845,936)
Interest in income (loss) of equity method investments	2,100	1,050	(105)	12,600
Total	$41,672	$(470,650)	$365,972	$(917,538)

Average cash and investments(2)	$16,077,600	$15,863,410	$15,951,158	$16,066,338

Total return on average cash and investments, pre-tax:
Including investment related foreign exchange movements	0.3%	(3.0%)	2.3%	(5.7%)
Excluding investment related foreign exchange movements(3)	0.1%	(2.5%)	2.0%	(5.1%)

(1)Change in net unrealized gains (losses) on fixed maturities is calculated by taking net unrealized gains (losses) at period end less net unrealized gains (losses) at the prior period end.
(2)The average cash and investments balance is calculated by taking the average of the period end fair value balances.
(3)Pre-tax total return on cash and investments excluding foreign exchange movements is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to pre-tax total return on cash and investments, the most comparable GAAP financial measure, included foreign exchange (losses) gains of $21 million and $(78) million for the three months ended June 30, 2023 and 2022, respectively and foreign exchange (losses) gains of $40 million and $(106) million for the six months ended June 30, 2023 and 2022, respectively.

OTHER EXPENSES (REVENUES), NET

The following table provides a summary of other expenses (revenues), net:

	Three months ended June 30,			Six months ended June 30,
	2023	% Change	2022	2023	% Change	2022

Corporate expenses	$35,248	17%	$30,183	$61,664	14%	$54,128
Foreign exchange losses (gains)	30,104	nm	(57,000)	38,814	nm	(101,274)
Interest expense and financing costs	16,738	10%	15,241	33,632	9%	30,805
Income tax expense (benefit)	27,558	nm	(4,965)	43,454	nm	(4,942)
Total	$109,648		$(16,541)	$177,564		$(21,283)

nm – not meaningful

Corporate Expenses

Corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company.

As a percentage of net premiums earned, corporate expenses were 2.8% for the three months ended June 30, 2023, compared to 2.4% for the three months ended June 30, 2022 due to an increase in executive-related compensation costs associated with the transition in our senior leadership.

As a percentage of net premiums earned, corporate expenses were 2.5% for the six months ended June 30, 2023, compared to 2.1% for the six months ended June 30, 2022 due to an increase in performance related-compensation costs and executive-related compensation costs associated with the transition in our senior leadership.

Foreign Exchange Losses (Gains)

Some of our business is written in currencies other than the U.S. dollar.

Foreign exchange losses of $30 million for the three months ended June 30, 2023 were mainly driven by the impact of the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling.

Foreign exchange losses of $39 million for the six months ended June 30, 2023 were mainly driven by the impact of the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling and euro.

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

Interest expense and financing costs were $17 million and $34 million for the three and six months ended June 30, 2023, respectively.

Income Tax Expense (Benefit)

Income tax expense (benefit) primarily results from income (loss) generated by our foreign operations in the U.S. and Europe. Our effective tax rate which is calculated as income tax expense (benefit) divided by income (loss) before tax including interest in income (loss) of equity method investments was 15.5% and 11.6% for the three and six months ended June 30, 2023, and (16.7%) and (2.8%) for the three and six months ended June 30, 2022, respectively. This effective rate can vary between periods depending on the distribution of net income (loss) among tax jurisdictions, as well as other factors.

The tax expense of $28 million for the three months ended June 30, 2023 was principally due to the generation of pre-tax income in our U.S., U.K and European operations.

The tax expense of $43 million for the six months ended June 30, 2023 was principally due to the generation of pre-tax income in our U.S., U.K and European operations, partially offset by a decrease in the valuation allowance on deferred tax assets in Europe.

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

FINANCIAL MEASURES

We believe the following financial indicators are important in evaluating performance and measuring the overall growth in value generated for common shareholders:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Annualized return on average common equity(1)	12.9%	2.5%	14.7%	7.5%
Annualized operating return on average common equity(2)	17.2%	13.7%	18.3%	14.6%
Book value per diluted common share(3)	$50.98	$47.62	$50.98	$47.62
Cash dividends declared per common share	$0.44	$0.43	$0.88	$0.86
Increase (decrease) in book value per diluted common share adjusted for dividends	$1.11	$(3.92)	$5.11	$(6.17)

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

The increase in ROACE for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was primarily driven by a decrease in net investment losses, an increase in net investment income and underwriting income and a decrease in reorganization expenses, partially offset by foreign exchange losses, and an increase in income tax expense.

The increase in ROACE for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily driven by a decrease in net investment losses, an increase in net investment income and underwriting income and a decrease in reorganization expenses and average common shareholder's equity, partially offset by foreign exchange losses, and an increase in income tax expense.

Operating ROACE excludes the impact of net investment gains (losses), foreign exchange losses (gains), reorganization expenses, and interest in income (loss) of equity method investments.

The increase in operating ROACE for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was primarily driven by an increase in net investment income and underwriting income, partially offset by an increase in income tax expense.

The increase in operating ROACE for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily driven by an increase in net investment income and underwriting income and a decrease in average common shareholder's equity, partially offset by an increase in income tax expense.

Book Value per Diluted Common Share

We consider book value per diluted common share to be an appropriate measure of returns to common shareholders, as we believe growth in book value on a diluted basis will ultimately translate into appreciation of our stock price.

During the three months ended June 30, 2023, book value per diluted common share increased by 1% due to net income for the period, partially offset by net unrealized investment losses reported in accumulated other comprehensive income (loss), and common dividends declared.

During the six months ended June 30, 2023, book value per diluted common share increased by 9% due to net income for the period, and a decrease in net unrealized investment losses reported in accumulated other comprehensive income (loss), partially offset by common dividends declared.

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

During the three months ended June 30, 2023, the increase in total value of $1.11, or 2%, was driven by a net income for the period, partially offset by net unrealized investment losses recognized in accumulated other comprehensive income (loss).

During the six months ended June 30, 2023, the increase in total value of $4.91, or 11%, was driven by net income for the period, and a decrease in net unrealized investment losses recognized in accumulated other comprehensive income (loss).

During the three months ended June 30, 2022, the decrease in total value of $3.92, or 8%, was driven by net unrealized losses reported in accumulated other comprehensive income (income), partially offset by net income for the period.

During the six months ended June 30, 2022, the decrease in total value of $6.17, or 13%, was driven by net unrealized losses reported in accumulated other comprehensive income (income), partially offset by the net income for the period.

NON-GAAP FINANCIAL MEASURES RECONCILIATION

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Net income available to common shareholders	$143,111	$27,215	$315,648	$168,857
Net investment (gains) losses(1)	24,370	173,263	44,558	267,771
Foreign exchange losses (gains)(2)	30,104	(57,000)	38,814	(101,274)
Reorganization expenses(3)	—	15,728	—	15,728
Interest in (income) loss of equity method investments(4)	(2,100)	(1,050)	105	(12,600)
Income tax benefit	(4,308)	(9,165)	(7,893)	(9,663)
Operating income	$191,177	$148,991	$391,232	$328,819

Earnings per diluted common share	$1.67	$0.32	$3.68	$1.97
Net investment (gains) losses	0.28	2.02	0.52	3.12
Foreign exchange losses (gains)	0.35	(0.66)	0.45	(1.18)
Reorganization expenses	—	0.18	—	0.18
Interest in (income) loss of equity method investments	(0.02)	(0.01)	—	(0.15)
Income tax benefit	(0.05)	(0.11)	(0.09)	(0.11)
Operating income per diluted common share	$2.23	$1.74	$4.56	$3.83

Weighted average diluted common shares outstanding(5)	85,812	85,843	85,833	85,826

Average common shareholders' equity	$4,440,595	$4,361,586	$4,280,436	$4,506,644

Annualized return on average common equity	12.9%	2.5%	14.7%	7.5%

Annualized operating return on average common equity(6)	17.2%	13.7%	18.3%	14.6%

(1)Tax expense (benefit) of ($2,352) and ($19,598) for the three months ended June 30, 2023 and 2022, respectively, and ($3,880) and ($32,912) for the six months ended June 30, 2023 and 2022, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.
(2)Tax expense (benefit) of ($1,956) and $12,132 for the three months ended June 30, 2023 and 2022, respectively, and ($4,013) and $24,948 for the six months ended June 30, 2023 and 2022, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.
(3)Tax expense (benefit) of $nil and ($1,699) for the three months ended June 30, 2023 and 2022, respectively, and $nil and ($1,699) for the six months ended June 30, 2023 and 2022, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.
(4)Tax expense (benefit) of $nil for the three and six months ended June 30, 2023 and 2022, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.
(5)Refer to Item 1, Note 7 to our Consolidated Financial Statements 'Earnings per Common Share' for further details.
(6)Annualized operating ROACE is a non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to the most comparable GAAP financial measure, annualized ROACE, is presented above, and a discussion of the rationale for its presentation is provided below.

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

Interest expense and financing costs primarily relate to interest payable on our debt and Federal Home Loan Bank advances. As these expenses are not incremental and/or directly attributable to our underwriting operations, these expenses are excluded from underwriting-related general and administrative expenses and, therefore, consolidated underwriting income (loss).

Reorganization expenses include compensation-related costs and software asset impairments mainly attributable to our exit from catastrophe and property reinsurance lines of business, part of an overall approach to reduce our exposure to volatile catastrophe risk, which was announced in June 2022. Reorganization expenses are primarily driven by business decisions, the nature and timing of which are not related to the underwriting process. Therefore, these expenses are excluded from consolidated underwriting income (loss).

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

Reorganization expenses include compensation-related costs and software asset impairments mainly attributable to our exit from catastrophe and property reinsurance lines of business, part of an overall approach to reduce our exposure to volatile catastrophe risk, which was announced in June 2022. Reorganization expenses are primarily driven by business decisions, the nature and timing of which are not related to the underwriting process. Therefore, these expenses are excluded from consolidated operating income (loss).

Interest in income (loss) of equity method investments is primarily driven by business decisions, the nature and timing of which are not related to the underwriting process. Therefore, this income (loss) is excluded from operating income (loss).

Certain users of our financial statements evaluate performance exclusive of after-tax net investment gains (losses), foreign exchange losses (gains), reorganization expenses and interest in income (loss) of equity method investments in order to understand the profitability of recurring sources of income.

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

Constant Currency Basis

We present gross premiums written and net premiums earned on a constant currency basis in this MD&A. The amounts presented on a constant currency basis are calculated by applying the average foreign exchange rate from the current year to the prior year amounts. We believe this presentation enables investors and other users of our financial information to analyze growth in gross premiums written and net premiums earned on a constant basis. The reconciliation to gross premiums written, net premiums written and net premiums earned on a GAAP basis is presented in 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment'.

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

CASH AND INVESTMENTS

Details of cash and investments are as follows:

	June 30, 2023	December 31, 2022
	Fair Value	Fair Value

Fixed maturities, available for sale	$11,564,397	$11,326,894
Fixed maturities, held to maturity(1)	697,695	674,743
Equity securities	596,692	485,253
Mortgage loans	609,274	627,437
Other investments	970,079	996,751
Equity method investments	148,183	148,288
Short-term investments	46,282	70,310
Total investments	$14,632,602	$14,329,676

Cash and cash equivalents(2)	$1,518,270	$1,174,653

(1)Presented at net carrying value of $717 million (2022: $698 million) in the consolidated balance sheets.
(2)Includes restricted cash and cash equivalents of $344 million and $423 million at June 30, 2023 and at December 31, 2022, respectively.

Overview

The fair value of total investments increased by $303 million in the six months ended June 30, 2023, driven by the increase in market value of fixed maturities and the reinvestment of interest income.

An analysis of our investment portfolio by asset class is detailed below:

Fixed Maturities

Details of our fixed maturities portfolio are as follows:

	June 30, 2023		December 31, 2022
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$2,792,012	23%	$2,639,330	22%
Non-U.S. government	586,612	5%	562,029	5%
Corporate debt	4,406,397	36%	4,329,328	36%
Agency RMBS	1,403,654	11%	1,202,785	10%
CMBS	871,107	7%	947,778	8%
Non-agency RMBS	134,101	1%	133,534	1%
ABS	1,919,462	16%	2,030,498	17%
Municipals(1)	148,747	1%	156,355	1%
Total	$12,262,092	100%	$12,001,637	100%

Credit ratings:
U.S. government and agency	$2,792,012	23%	$2,639,330	22%
AAA(2)	4,270,115	35%	4,189,661	36%
AA	851,806	6%	871,966	7%
A	1,909,187	16%	1,835,746	15%
BBB	1,376,521	11%	1,377,638	11%
Below BBB(3)	1,062,451	9%	1,087,296	9%
Total	$12,262,092	100%	$12,001,637	100%

(1)Includes bonds issued by states, municipalities, and political subdivisions.
(2)Includes U.S. government-sponsored agencies, residential mortgage-backed securities ("RMBS") and commercial mortgage-backed securities ("CMBS").
(3)Non-investment grade and non-rated securities.

At June 30, 2023, fixed maturities had a weighted average credit rating of AA- (2022: AA-), a book yield of 3.9% (2022: 3.5%) and an average duration of 2.9 years (2022: 3.0 years). At June 30, 2023, fixed maturities together with short-term investments, and cash and cash equivalents (i.e. total investments of $13.8 billion), had an average credit rating of AA- (2022: AA-) and an average duration of 2.6 years (2022: 2.8 years).

At June 30, 2023, net unrealized losses on fixed maturities were $708 million, compared to net unrealized losses of $850 million at December 31, 2022, a decrease of $142 million due to improved market values and a realization of losses associated with sales in the period.

Equity Securities

At June 30, 2023, net unrealized gains on equity securities were $32 million, compared to net unrealized losses of $9 million at December 31, 2022, an increase of $41 million driven by the improvement in global equity markets and the increase in market value of bond mutual funds.

Mortgage Loans

At June 30, 2023, our investment in commercial mortgage loans was $609 million, compared to $627 million at December 31, 2022, a decrease of $18 million. The commercial mortgage loans are high quality, first lien and are collateralized by a variety of commercial properties which are diversified geographically throughout the U.S. and by property type to reduce the risk of concentration. At June 30, 2023, there are two collateral dependent loans with estimated loan-to-value ratios in excess of 100%, resulting in an allowance for credit losses of $4 million.

Other Investments

Details of our other investments portfolio are as follows:

	June 30, 2023		December 31, 2022
	Fair Value	% of Total	Fair Value	% of Total

Hedge funds
Multi-strategy funds	$26,126	3%	$32,616	3%
Total hedge funds	26,126	3%	32,616	3%

Direct lending funds	248,834	26%	258,626	26%
Private equity funds	272,249	28%	265,836	27%
Real estate funds	302,945	31%	298,499	30%
Total hedge, direct lending, private equity and real estate funds	850,154	88%	855,577	86%

CLO-Equities	4,877	—%	5,016	—%
Other privately held investments	115,048	12%	136,158	14%
Total other investments	$970,079	100%	$996,751	100%

Refer to Note 3(e) to the Consolidated Financial Statements 'Investments'.

Equity Method Investments

Our ownership interest in Harrington is reported in interest in income (loss) of equity method investments.

Interest in income (loss) of equity method investments of $2 million for the three months ended June 30, 2023, compared to $1 million for the three months ended June 30, 2022, an increase of $1 million attributable to higher investment gains realized by Harrington.

Interest in income (loss) of equity method investments of $nil, for the six months ended June 30, 2023, compared to $13 million for the six months ended June 30, 2022, a decrease of $13 million attributable to lower investment gains and underwriting losses in the current period compared to underwriting income in the prior period realized by Harrington.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the ‘Liquidity and Capital Resources’ section included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 for a general discussion of liquidity and capital resources.

The following table summarizes consolidated capital:

	June 30, 2023	December 31, 2022

Debt	$1,313,006	$1,312,314

Preferred shares	550,000	550,000
Common equity	4,470,961	4,089,910
Shareholders’ equity	5,020,961	4,639,910
Total capital	$6,333,967	$5,952,224

Ratio of debt to total capital	20.7%	22.0%

We finance operations with a combination of debt and equity capital. The debt to total capital ratio provides an indication of our capital structure, along with some insight into our financial strength. While the impact of unrealized investment losses recognized in accumulated other comprehensive income (loss), following a decrease in market value of our fixed maturities in 2022, has reduced common shareholders' equity, we believe that our financial flexibility remains strong and adjustments are made, if there are developments that differ from previous expectations.
Federal Home Loan Bank Advances

The Company's subsidiaries, AXIS Insurance Company and AXIS Surplus Insurance Company are members of the Federal Home Loan Bank of Chicago ("FHLB").

At June 30, 2023, the Company had $86 million of borrowings under the FHLB program, with maturities in 2023 and 2024 and interest payable at interest rates between 4.9% and 5.7%. The Company incurred interest expense of $1 million for the three months ended June 30, 2023 and $2 million for the six months ended June 30, 2023. The borrowings under the FHLB program are secured by investments with a fair value of $95 million.

Line of credit

On March 31, 2023, the $150 million secured letter of credit facility expired as we determined that the $500 million secured letter of credit facility would be sufficient to meet future obligations.

Common Equity
During the six months ended June 30, 2023, common equity increased by $381 million. The following table reconciles opening and closing common equity positions:

Six months ended June 30,	2023

Common equity - opening	$4,089,910
Share-based compensation expense	27,728
Change in unrealized gains (losses) on available for sale investments, net of tax	127,143
Foreign currency translation adjustment	2,648
Net income (loss)	330,773
Preferred share dividends	(15,125)
Common share dividends	(76,769)
Treasury shares repurchased	(17,051)
Treasury shares reissued	1,704
Common equity - closing	$4,470,961

During the six months ended June 30, 2023, we repurchased 282,000 common shares from employees to facilitate the satisfaction of their personal withholding tax liabilities that arise on the vesting of share-settled restricted stock units granted under our 2017 Long-Term Equity Compensation Plan for a total cost of $17 million.
At August 1, 2023, we had $100 million of remaining authorization under our Board-authorized share repurchase program for common share repurchases through December 31, 2023 (refer to Part II, Item 2 'Unregistered Sales of Equity Securities and Use of Proceeds' for further details).
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

RECENT ACCOUNTING PRONOUNCEMENTS

At June 30, 2023, there were no recently issued accounting pronouncements that we have not yet adopted that we expect could have a material impact on our results of operations, financial condition or liquidity.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to this item since December 31, 2022, with the exception of the changes in exposure to foreign currency risk presented below.

Foreign Currency Risk
The table below provides a sensitivity analysis of total net foreign currency exposures:

	AUD	CAD	EUR	GBP	JPY	Other	Total

At June 30, 2023
Net managed assets (liabilities), excluding derivatives	$5,840	$384,231	$(368,102)	$(278,257)	$(28,728)	$68,487	$(216,529)
Foreign currency derivatives, net	22,341	(376,068)	397,532	232,075	50,544	(91,268)	235,156
Net managed foreign currency exposure	28,181	8,163	29,430	(46,182)	21,816	(22,781)	18,627
Other net foreign currency exposure	—	153	(293)	15	—	—	(125)
Total net foreign currency exposure	$28,181	$8,316	$29,137	$(46,167)	$21,816	$(22,781)	$18,502
Net foreign currency exposure as a percentage of total shareholders’ equity	0.6%	0.2%	0.6%	(0.9%)	0.4%	(0.5%)	0.4%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$2,818	$832	$2,914	$(4,617)	$2,182	$(2,278)	$1,850

(1)Assumes 10% appreciation in underlying currencies relative to the U.S. dollar.

Total Net Foreign Currency Exposure

At June 30, 2023, total net foreign currency assets were $19 million primarily driven by exposures to the euro, australian dollar, japanese yen, and canadian dollar. During the six months ended June 30, 2023, the change in total net foreign currency exposure was primarily due to new business written in the period.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) at June 30, 2023. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2023, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2023.

Based upon that evaluation, there were no changes in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table shows information regarding the number of common shares repurchased in the quarter ended June 30, 2023:

Period	Total number of shares purchased (a) (b)	Average price paid per share	Total number of shares purchased as part of publicly announced programs (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the announced programs (c)

April 1-30, 2023	14	$54.52	—	$100 million
May 1-31, 2023	2	$54.26	—	$100 million
June 1-30, 2023	4	$51.68	—	$100 million
Total	20		—	$100 million

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

As and when allowed by the applicable law and regulations, certain of our non-U.S. subsidiaries provide treaty reinsurance coverage to non-U.S. insurers on a worldwide basis, including insurers of liability, marine, aviation and energy risks, and as a result, these underlying insurance and reinsurance portfolios may have some exposure to Iran. In addition, we provide insurance and facultative reinsurance on a global basis to non-U.S. insureds and insurers, including for liability, marine, aviation and energy risks. Coverage provided to non-Iranian business may indirectly cover an exposure in Iran. For example, certain of our operations underwrite global marine hull war and cargo policies that provide coverage for vessels navigating into and out of ports worldwide, including Iran. For the quarter ended June 30, 2023, there has been no material amount of premium allocated or apportioned to activities relating to Iran. We intend for our non-U.S. subsidiaries to continue to provide such coverage only to the extent permitted by applicable law.

Insider Trading Arrangements and Policies
During the three months ended June 30, 2023, no director or officer of the Company adopted, terminated or is currently party to a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.     EXHIBITS

2.1	Rule 2.7 Announcement, dated July 5, 2017 in connection with acquisition of Novae Group plc (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 6, 2017).
2.2	Rule 2.7 Announcement, dated August 24, 2017 in connection with acquisition of Novae Group plc (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 25, 2017).
3.1	Certificate of Incorporation and Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1(Amendment No. 1) (No. 333-103620) filed on April 16, 2003).
3.2	Amended and Restated Bye-Laws (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on May 15, 2009).
4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).
4.2	Certificate of Designations establishing the specific rights, preferences, limitations and other terms of the Series E Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 7, 2016).
10.1	Employment Agreement dated April 11, 2023 by and between AXIS Specialty U.S. Services, Inc., AXIS Capital Holdings Limited and Vincent Tizzio (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 14, 2023).
†10.2	Form of Employee Restricted Stock Unit Award Agreement (Performance Vesting).
10.3	AXIS Capital Holdings Limited Second Amended and Restated 2017 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 8, 2023).
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101	The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline XBRL: (i) Consolidated Balance Sheets at June 30, 2023 and December 31, 2022; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022; (iv) Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Dated: August 1, 2023

AXIS CAPITAL HOLDINGS LIMITED
By:	/S/ VINCENT TIZZIO
Vincent Tizzio
President and Chief Executive Officer
(Principal Executive Officer)

/S/ PETER VOGT
Peter Vogt
Chief Financial Officer
(Principal Financial Officer)