Form 10-Q
period 2023-09-30
AXIS CAPITAL HOLDINGS LTD
filed 2023-11-02
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
At October 27, 2023, there were 85,241,668 common shares outstanding, $0.0125 par value per share, of the registrant.

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
•losses related to the Israel-Hamas conflict, Russian invasion of Ukraine, terrorism and political unrest, or other unanticipated losses;
•the adverse impact of inflation;
•the failure of any of the loss limitation methods we employ;
•the failure of our cedants to adequately evaluate risks;

Strategic Risk
•underwriting and investment exposure in light of the recent disruption in the banking sector, which we expect to be within our risk appetite for an event of this nature;

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
•the adverse impact of contagious diseases (including COVID-19) on our business, results of operations, financial condition, and liquidity;

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
•the failure of the processes, people or systems that we rely on to maintain our operations and manage the operational risks inherent to our business, including those outsourced to third parties;

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

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2023 (UNAUDITED) AND DECEMBER 31, 2022

	2023	2022
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2023: $12,587,327; 2022: $12,176,473 Allowance for expected credit losses 2023: $8,933; 2022: $11,733)	$11,723,368	$11,326,894
Fixed maturities, held to maturity, at amortized cost (Fair value 2023: $696,639; 2022: $674,743 Allowance for expected credit losses 2023: $nil; 2022: $nil)	712,840	698,351
Equity securities, at fair value (Cost 2023: $561,558; 2022: $494,356)	556,262	485,253
Mortgage loans, held for investment, at fair value (Allowance for expected credit losses 2023: $4,179; 2022: $nil)	610,277	627,437
Other investments, at fair value	954,571	996,751
Equity method investments	162,412	148,288
Short-term investments, at fair value	115,959	70,310
Total investments	14,835,689	14,353,284
Cash and cash equivalents	889,574	751,415
Restricted cash and cash equivalents	377,741	423,238
Accrued interest receivable	99,978	94,418
Insurance and reinsurance premium balances receivable (Allowance for expected credit losses 2023: $14,781; 2022: $9,521)	3,207,444	2,733,464
Reinsurance recoverable on unpaid losses and loss expenses (Allowance for expected credit losses 2023: $34,724; 2022: $30,715)	6,031,527	5,831,172
Reinsurance recoverable on paid losses and loss expenses	594,375	539,676
Deferred acquisition costs	503,617	473,569
Prepaid reinsurance premiums	1,973,378	1,550,370
Receivable for investments sold	17,306	16,052
Goodwill	100,801	100,801
Intangible assets	189,612	197,800
Operating lease right-of-use assets	104,240	92,214
Other assets	547,242	438,338
Total assets	$29,472,524	$27,595,811
Liabilities
Reserve for losses and loss expenses	$15,555,256	$15,168,863
Unearned premiums	4,995,785	4,361,447
Insurance and reinsurance balances payable	1,900,188	1,522,764
Debt	1,313,358	1,312,314
Federal Home Loan Bank advances	85,790	81,388
Payable for investments purchased	87,992	19,693
Operating lease liabilities	116,547	102,577
Other liabilities	384,400	386,855
Total liabilities	24,439,316	22,955,901
Shareholders’ equity
Preferred shares	550,000	550,000
Common shares (shares issued 2023: 176,580; 2022: 176,580 shares outstanding 2023: 85,228; 2022: 84,668)	2,206	2,206
Additional paid-in capital	2,375,678	2,366,253
Accumulated other comprehensive income (loss)	(775,439)	(760,300)
Retained earnings	6,628,179	6,247,022
Treasury shares, at cost (2023: 91,352; 2022: 91,912)	(3,747,416)	(3,765,271)
Total shareholders’ equity	5,033,208	4,639,910
Total liabilities and shareholders’ equity	$29,472,524	$27,595,811
See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Three months ended		Nine months ended
	2023	2022	2023	2022
	(in thousands, except per share amounts)
Revenues
Net premiums earned	$1,322,564	$1,284,866	$3,818,508	$3,820,163
Net investment income	154,201	88,177	424,802	271,744
Other insurance related income	10,344	1,092	16,444	9,998
Net investment gains (losses):
(Increase) decrease in allowance for expected credit losses	1,077	(3,210)	(1,380)	(10,191)
Impairment losses	(41)	(6,491)	(9,124)	(7,074)
Other realized and unrealized investment gains (losses)	(54,150)	(136,757)	(87,167)	(396,966)
Total net investment gains (losses)	(53,114)	(146,458)	(97,671)	(414,231)
Total revenues	1,433,995	1,227,677	4,162,083	3,687,674

Expenses
Net losses and loss expenses	783,940	941,911	2,240,840	2,444,196
Acquisition costs	263,389	240,511	747,027	746,443
General and administrative expenses	179,283	158,245	514,596	492,872
Foreign exchange gains	(50,570)	(135,660)	(11,755)	(236,934)
Interest expense and financing costs	16,445	15,915	50,077	46,720
Reorganization expenses	28,997	6,213	28,997	21,941
Amortization of intangible assets	2,729	2,729	8,188	8,188
Total expenses	1,224,213	1,229,864	3,577,970	3,523,426

Income (loss) before income taxes and interest in income (loss) of equity method investments	209,782	(2,187)	584,113	164,248
Income tax (expense) benefit	(24,624)	363	(68,078)	5,304
Interest in income (loss) of equity method investments	2,940	(7,560)	2,835	5,040
Net income (loss)	188,098	(9,384)	518,870	174,592
Preferred share dividends	7,563	7,563	22,688	22,688
Net income (loss) available (attributable) to common shareholders	$180,535	$(16,947)	$496,182	$151,904

Per share data
Earnings (loss) per common share:
Earnings (loss) per common share	$2.12	$(0.20)	$5.83	$1.79
Earnings (loss) per diluted common share	$2.10	$(0.20)	$5.77	$1.77
Weighted average common shares outstanding	85,223	84,660	85,099	84,930
Weighted average diluted common shares outstanding	86,108	84,660	85,927	85,674

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Three months ended		Nine months ended
	2023	2022	2023	2022
	(in thousands)
Net income (loss)	$188,098	$(9,384)	$518,870	$174,592
Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	(156,051)	(393,880)	(109,595)	(1,259,482)
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	(4,947)	(10,684)	(1,630)	(53,308)
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	23,018	98,779	100,388	229,773
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(137,980)	(305,785)	(10,837)	(1,083,017)
Foreign currency translation adjustment	(6,950)	(12,751)	(4,302)	(16,169)
Total other comprehensive income (loss), net of tax	(144,930)	(318,536)	(15,139)	(1,099,186)
Comprehensive income (loss)	$43,168	$(327,920)	$503,731	$(924,594)

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Three months ended		Nine months ended
	2023	2022	2023	2022
	(in thousands)
Preferred shares
Balance at beginning and end of period	$550,000	$550,000	$550,000	$550,000

Common shares (par value)
Balance at beginning and end of period	2,206	2,206	2,206	2,206

Additional paid-in capital
Balance at beginning of period	2,361,185	2,341,507	2,366,253	2,346,179
Treasury shares reissued	(779)	(694)	(33,575)	(30,844)
Share-based compensation expense	15,272	14,082	43,000	39,560
Balance at end of period	2,375,678	2,354,895	2,375,678	2,354,895

Accumulated other comprehensive income (loss)
Balance at beginning of period	(630,509)	(724,114)	(760,300)	56,536
Unrealized gains (losses) on available for sale investments, net of tax:
Balance at beginning of period	(616,552)	(715,077)	(743,695)	62,155
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(137,980)	(305,785)	(10,837)	(1,083,017)
Balance at end of period	(754,532)	(1,020,862)	(754,532)	(1,020,862)
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	(13,957)	(9,037)	(16,605)	(5,619)
Foreign currency translation adjustment	(6,950)	(12,751)	(4,302)	(16,169)
Balance at end of period	(20,907)	(21,788)	(20,907)	(21,788)
Balance at end of period	(775,439)	(1,042,650)	(775,439)	(1,042,650)

Retained earnings
Balance at beginning of period	6,485,901	6,298,680	6,247,022	6,204,745
Net income (loss)	188,098	(9,384)	518,870	174,592
Preferred share dividends (1)	(7,563)	(7,563)	(22,688)	(22,688)
Common share dividends (1)	(38,257)	(37,465)	(115,025)	(112,381)
Balance at end of period	6,628,179	6,244,268	6,628,179	6,244,268

Treasury shares, at cost
Balance at beginning of period	(3,747,822)	(3,765,648)	(3,765,271)	(3,749,010)
Shares repurchased	(373)	(342)	(17,424)	(48,675)
Shares reissued	779	694	35,279	32,389
Balance at end of period	(3,747,416)	(3,765,296)	(3,747,416)	(3,765,296)

Total shareholders’ equity	$5,033,208	$4,343,423	$5,033,208	$4,343,423

(1) Refer to Note 9 'Shareholders' Equity' for details on dividends declared and paid related to the Company's common and preferred shares.

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Nine months ended
	2023	2022
	(in thousands)
Cash flows from operating activities:
Net income	$518,870	$174,592
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment (gains) losses	97,671	414,231
Net realized and unrealized (gains) losses on other investments	4,923	(31,843)
Amortization of fixed maturities	(11,655)	24,918
Interest in income (loss) of equity method investments	(2,835)	(5,040)
Other amortization and depreciation	62,378	52,469
Share-based compensation expense, net of cash payments	39,911	36,097
Changes in:
Accrued interest receivable	(5,948)	(13,796)
Reinsurance recoverable on unpaid losses and loss expenses	(205,369)	(239,482)
Reinsurance recoverable on paid losses and loss expenses	(54,297)	201,729
Deferred acquisition costs	(32,663)	(79,994)
Prepaid reinsurance premiums	(422,078)	(222,235)
Reserve for losses and loss expenses	400,725	29,151
Unearned premiums	639,441	577,490
Insurance and reinsurance balances, net	(103,589)	72,655
Other items	23,818	(73,932)
Net cash provided by operating activities	949,303	917,010

Cash flows from investing activities:
Purchases of:
Fixed maturities, available for sale	(5,166,446)	(5,466,347)
Fixed maturities, held to maturity	(25,000)	(247,862)
Equity securities	(87,388)	(92,977)
Mortgage loans	(22,318)	(113,978)
Other investments	(67,828)	(122,628)
Equity method investments	(11,289)	—
Short-term investments	(221,618)	(141,821)
Proceeds from the sale of:
Fixed maturities, available for sale	4,038,436	4,730,523
Equity securities	29,171	111,148
Other investments	104,275	134,348
Short-term investments	132,421	71,435
Proceeds from redemption of fixed maturities, available for sale	680,637	850,954
Proceeds from redemption of fixed maturities, held to maturity	11,360	3,500
Proceeds from redemption of short-term investments	46,072	20,124
Proceeds from the repayment of mortgage loans	35,620	54,881
Proceeds from the (purchase) sale of other assets, net	(16,219)	(25,041)
Loan advances made	(149,879)	—
Net cash used in investing activities	(689,993)	(233,741)

Cash flows from financing activities:
Repurchase of common shares - open market	—	(34,987)
Taxes paid on withholding shares	(17,424)	(13,688)
Dividends paid - common shares	(115,569)	(112,888)
Dividends paid - preferred shares	(22,688)	(22,688)
Federal Home Loan Bank advances, net	5,250	78,950
Net cash used in financing activities	(150,431)	(105,301)
See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

Effect of exchange rate changes on foreign currency cash, cash equivalents and restricted cash	(16,217)	(60,396)
Increase in cash, cash equivalents and restricted cash	92,662	517,572
Cash, cash equivalents and restricted cash - beginning of period	1,174,653	1,317,690
Cash, cash equivalents and restricted cash - end of period	$1,267,315	$1,835,262

Supplemental disclosures of cash flow information:
Income taxes paid	$54,756	$36,431
Interest paid	$49,207	$45,963

Supplemental disclosures of cash flow information:
In 2023, an amount of $29 million related to the loan advanced to Monarch Point Re (ISA 2023) Ltd. ("Monarch Point Re") was repaid, and an amount of $29 million related to reinsurance balances payables was settled and both were treated as a non-cash activity in the consolidated statement of cash flows. In addition, an amount of $7 million related to interest on the loan advanced to Monarch Point Re was received in advance and was treated as a non-cash activity in the consolidated statement of cash flows (refer to Note 14 'Related Party Transactions').

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

The following tables present the underwriting results of the Company's reportable segments, as well as the carrying amounts of allocated goodwill and intangible assets:

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.    SEGMENT INFORMATION (CONTINUED)

	2023			2022
Three months ended and at September 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$1,457,624	$448,254	$1,905,878	$1,317,890	$389,918	$1,707,808
Net premiums written	885,252	90,105	975,357	777,789	258,995	1,036,784
Net premiums earned	885,714	436,850	1,322,564	782,101	502,765	1,284,866
Other insurance related income (loss)	(22)	10,366	10,344	151	941	1,092
Net losses and loss expenses	(491,368)	(292,572)	(783,940)	(519,006)	(422,905)	(941,911)
Acquisition costs	(169,384)	(94,005)	(263,389)	(139,436)	(101,075)	(240,511)
Underwriting-related general and administrative expenses	(120,330)	(18,271)	(138,601)	(108,072)	(24,498)	(132,570)
Underwriting income (loss)	$104,610	$42,368	146,978	$15,738	$(44,772)	(29,034)

Net investment income			154,201			88,177
Net investment gains (losses)			(53,114)			(146,458)
Corporate expenses			(40,682)			(25,675)
Foreign exchange gains			50,570			135,660
Interest expense and financing costs			(16,445)			(15,915)
Reorganization expenses			(28,997)			(6,213)
Amortization of intangible assets			(2,729)			(2,729)
Income (loss) before income taxes and interest in income (loss) of equity method investments			209,782			(2,187)
Income tax (expense) benefit			(24,624)			363
Interest in income (loss) of equity method investments			2,940			(7,560)
Net income (loss)			188,098			(9,384)
Preferred share dividends			7,563			7,563
Net income (loss) available (attributable) to common shareholders			$180,535			$(16,947)

Net losses and loss expenses ratio	55.5%	67.0%	59.3%	66.4%	84.1%	73.3%
Acquisition cost ratio	19.1%	21.5%	19.9%	17.8%	20.1%	18.7%
General and administrative expense ratio	13.6%	4.2%	13.5%	13.8%	4.9%	12.3%
Combined ratio	88.2%	92.7%	92.7%	98.0%	109.1%	104.3%

Goodwill and intangible assets	$290,413	$—	$290,413	$301,330	$—	$301,330

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.    SEGMENT INFORMATION (CONTINUED)

	2023			2022
Nine months ended September 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$4,557,386	$2,014,846	$6,572,232	$4,114,776	$2,341,123	$6,455,899
Net premiums written	2,788,849	1,241,221	4,030,070	2,491,120	1,675,382	4,166,502
Net premiums earned	2,544,920	1,273,588	3,818,508	2,303,640	1,516,523	3,820,163
Other insurance related income	90	16,354	16,444	470	9,528	9,998
Net losses and loss expenses	(1,398,486)	(842,354)	(2,240,840)	(1,346,585)	(1,097,611)	(2,444,196)
Acquisition costs	(473,413)	(273,614)	(747,027)	(422,979)	(323,464)	(746,443)
Underwriting-related general and administrative expenses	(350,494)	(61,757)	(412,251)	(330,598)	(82,471)	(413,069)
Underwriting income	$322,617	$112,217	434,834	$203,948	$22,505	226,453

Net investment income			424,802			271,744
Net investment gains (losses)			(97,671)			(414,231)
Corporate expenses			(102,345)			(79,803)
Foreign exchange gains			11,755			236,934
Interest expense and financing costs			(50,077)			(46,720)
Reorganization expenses			(28,997)			(21,941)
Amortization of intangible assets			(8,188)			(8,188)
Income before income taxes and interest in income of equity method investments			584,113			164,248
Income tax (expense) benefit			(68,078)			5,304
Interest in income of equity method investments			2,835			5,040
Net income			518,870			174,592
Preferred share dividends			22,688			22,688
Net income available to common shareholders			$496,182			$151,904

Net losses and loss expenses ratio	55.0%	66.1%	58.7%	58.5%	72.4%	64.0%
Acquisition cost ratio	18.6%	21.5%	19.6%	18.4%	21.3%	19.5%
General and administrative expense ratio	13.7%	4.9%	13.4%	14.3%	5.4%	12.9%
Combined ratio	87.3%	92.5%	91.7%	91.2%	99.1%	96.4%

Goodwill and intangible assets	$290,413	$—	$290,413	$301,330	$—	$301,330

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS
a)     Fixed Maturities, Available for Sale

The following table provides the amortized cost and fair values of the Company's fixed maturities classified as available for sale:

	Amortized cost	Allowance for expected credit losses	Gross unrealized gains	Gross unrealized losses	Fair value

At September 30, 2023
Available for sale
U.S. government and agency	$2,976,548	$—	$117	$(116,032)	$2,860,633
Non-U.S. government	718,298	(17)	854	(48,880)	670,255
Corporate debt	4,610,179	(8,684)	5,737	(377,369)	4,229,863
Agency RMBS(1)	1,707,603	—	44	(166,142)	1,541,505
CMBS(2)	947,370	—	36	(82,355)	865,051
Non-agency RMBS	155,437	(133)	123	(17,623)	137,804
ABS(3)	1,304,644	(38)	711	(38,449)	1,266,868
Municipals(4)	167,248	(61)	42	(15,840)	151,389
Total fixed maturities, available for sale	$12,587,327	$(8,933)	$7,664	$(862,690)	$11,723,368

At December 31, 2022
Available for sale
U.S. government and agency	$2,731,733	$—	$5,386	$(97,789)	$2,639,330
Non-U.S. government	612,546	—	2,395	(52,912)	562,029
Corporate debt	4,680,798	(11,521)	5,269	(418,990)	4,255,556
Agency RMBS(1)	1,297,423	—	4,663	(99,301)	1,202,785
CMBS(2)	1,029,863	—	60	(82,145)	947,778
Non-agency RMBS	151,907	(123)	275	(18,525)	133,534
ABS(3)	1,499,728	(35)	555	(70,721)	1,429,527
Municipals(4)	172,475	(54)	139	(16,205)	156,355
Total fixed maturities, available for sale	$12,176,473	$(11,733)	$18,742	$(856,588)	$11,326,894

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

The table below provides the contractual maturities of fixed maturities classified as available for sale:

	Amortized cost	Fair value	% of Total fair value

At September 30, 2023
Maturity
Due in one year or less	$571,440	$553,369	4.8%
Due after one year through five years	5,607,949	5,335,096	45.5%
Due after five years through ten years	2,144,195	1,892,237	16.1%
Due after ten years	148,689	131,438	1.1%
	8,472,273	7,912,140	67.5%
Agency RMBS	1,707,603	1,541,505	13.1%
CMBS	947,370	865,051	7.4%
Non-agency RMBS	155,437	137,804	1.2%
ABS	1,304,644	1,266,868	10.8%
Total	$12,587,327	$11,723,368	100.0%

At December 31, 2022
Maturity
Due in one year or less	$422,039	$409,972	3.7%
Due after one year through five years	5,349,123	5,078,273	44.8%
Due after five years through ten years	2,192,344	1,919,450	16.9%
Due after ten years	234,046	205,575	1.8%
	8,197,552	7,613,270	67.2%
Agency RMBS	1,297,423	1,202,785	10.6%
CMBS	1,029,863	947,778	8.4%
Non-agency RMBS	151,907	133,534	1.2%
ABS	1,499,728	1,429,527	12.6%
Total	$12,176,473	$11,326,894	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
Gross Unrealized Losses

The following table summarizes fixed maturities, available for sale in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

At September 30, 2023
Fixed maturities, available for sale
U.S. government and agency	$933,401	$(68,216)	$1,841,396	$(47,816)	$2,774,797	$(116,032)
Non-U.S. government	236,921	(31,958)	400,356	(16,922)	637,277	(48,880)
Corporate debt	2,705,183	(333,349)	1,207,859	(44,020)	3,913,042	(377,369)
Agency RMBS	751,020	(128,711)	783,310	(37,431)	1,534,330	(166,142)
CMBS	732,637	(75,522)	121,722	(6,833)	854,359	(82,355)
Non-agency RMBS	92,894	(16,856)	37,539	(767)	130,433	(17,623)
ABS	975,560	(36,001)	216,048	(2,448)	1,191,608	(38,449)
Municipals	128,209	(15,116)	21,510	(724)	149,719	(15,840)
Total fixed maturities, available for sale	$6,555,825	$(705,729)	$4,629,740	$(156,961)	$11,185,565	$(862,690)

At December 31, 2022
Fixed maturities, available for sale
U.S. government and agency	$467,032	$(41,365)	$1,414,181	$(56,424)	$1,881,213	$(97,789)
Non-U.S. government	207,637	(33,027)	298,048	(19,885)	505,685	(52,912)
Corporate debt	1,562,355	(268,289)	2,350,504	(150,701)	3,912,859	(418,990)
Agency RMBS	220,595	(40,469)	771,191	(58,832)	991,786	(99,301)
CMBS	343,494	(40,888)	599,877	(41,257)	943,371	(82,145)
Non-agency RMBS	75,137	(14,691)	53,484	(3,834)	128,621	(18,525)
ABS	685,990	(48,913)	686,190	(21,808)	1,372,180	(70,721)
Municipals	52,994	(10,120)	96,003	(6,085)	148,997	(16,205)
Total fixed maturities, available for sale	$3,615,234	$(497,762)	$6,269,478	$(358,826)	$9,884,712	$(856,588)

At September 30, 2023, 4,856 fixed maturities (2022: 4,525) were in an unrealized loss position of $863 million (2022: $857 million), of which $39 million (2022: $64 million) was related to securities below investment grade or not rated.

At September 30, 2023, 3,386 fixed maturities (2022: 1,842) had been in a continuous unrealized loss position for twelve months or greater and had a fair value of $6,556 million (2022: $3,615 million).

The unrealized losses of $863 million (2022: $857 million) were due to non-credit factors and were expected to be recovered as the related securities approach maturity.

At September 30, 2023, the Company did not intend to sell the securities in an unrealized loss position and it is more likely than not that the Company will not be required to sell these securities before the anticipated recovery of their amortized costs.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
b)     Fixed Maturities, Held to Maturity
The following table provides the amortized cost and fair values of the Company's fixed maturities classified as held to maturity:

	Amortized cost	Allowance for expected credit losses	Net carrying value	Gross unrealized gains	Gross unrealized losses	Fair value

At September 30, 2023
Held to maturity
Corporate debt	$90,200	$—	$90,200	$—	$(12,779)	$77,421
ABS(1)	622,640	—	622,640	41	(3,463)	619,218
Total fixed maturities, held to maturity	$712,840	$—	$712,840	$41	$(16,242)	$696,639

At December 31, 2022
Held to maturity
Corporate debt	$85,200	$—	$85,200	$—	$(11,428)	$73,772
ABS(1)	613,151	—	613,151	—	(12,180)	600,971
Total fixed maturities, held to maturity	$698,351	$—	$698,351	$—	$(23,608)	$674,743

(1)Asset-backed securities ("ABS") include debt tranched securities collateralized primarily by collateralized loan obligations ("CLOs").

At September 30, 2023, fixed maturities, held to maturity of $713 million (2022: $698 million) were presented net of an allowance for expected credit losses of $nil (2022: $nil).

The Company's ABS, held to maturity consist of CLO debt tranched securities. The Company uses a scenario-based approach to review its CLO debt portfolio and reviews subordination levels of these securities to determine their ability to absorb credit losses of the underlying collateral. If losses are forecast to be below the subordination level for a tranche held by the Company, the security is determined not to have a credit loss. At September 30, 2023, the allowance for credit losses expected to be recognized over the life of the Company's ABS, held to maturity was $nil.

To estimate expected credit losses for corporate debt securities, held to maturity, the Company's projected cash flows are primarily driven by assumptions regarding the severity of loss, which is a function of the probability of default and projected recovery rates. The Company's default and recovery rates are based on credit ratings, credit analysis and macroeconomic forecasts. At September 30, 2023, the allowance for credit losses expected to be recognized over the life of the Company's corporate debt, held to maturity was $nil.
Contractual Maturities
ABS classified as held to maturity with a net carrying value of $623 million (2022: $613 million) do not have a single maturity date and cannot be allocated over several maturity groupings.

Corporate debt classified as held to maturity with a net carrying value of $86 million (2022: $81 million) is due between 3 years and 10 years and corporate debt classified as held to maturity with a net carrying value of $4 million (2022: $4 million) is due after ten years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
c)     Equity Securities
The following table provides the cost and fair values of the Company's equity securities:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value

At September 30, 2023
Equity securities
Common stocks	$3,130	$327	$(407)	$3,050
Preferred stocks	5,339	—	(253)	5,086
Exchange-traded funds	191,711	85,115	(3,032)	273,794
Bond mutual funds	361,378	—	(87,046)	274,332
Total equity securities	$561,558	$85,442	$(90,738)	$556,262

At December 31, 2022
Equity securities
Common stocks	$7,279	$636	$(442)	$7,473
Preferred stocks	115	—	(43)	72
Exchange-traded funds	207,505	68,058	(5,757)	269,806
Bond mutual funds	279,457	—	(71,555)	207,902
Total equity securities	$494,356	$68,694	$(77,797)	$485,253

d)     Mortgage Loans

The following table provides details of the Company's mortgage loans, held for investment:

	September 30, 2023		December 31, 2022
	Carrying value	% of Total	Carrying value	% of Total

Mortgage loans, held for investment:
Commercial	$614,456	101%	$627,437	100%
Allowance for expected credit losses	(4,179)	(1%)	—	—%
Total mortgage loans, held for investment	$610,277	100%	$627,437	100%

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

The Company has a high quality mortgage loan portfolio with a weighted average debt service coverage ratio of 1.9x (2022: 2.3x) and a weighted average loan-to-value ratio of 68% (2022: 60%). At September 30, 2023, and 2022 there were no past due amounts associated with the commercial mortgage loans held by the Company.

On a quarterly basis, collateral dependent mortgage loans (e.g., when the borrower is experiencing financial difficulty, including when foreclosure is reasonably possible or probable) are evaluated individually for credit losses. The allowance for expected credit losses for a collateral dependent loan is established as the excess of amortized cost over the estimated fair value of the loan's underlying collateral, less selling cost when foreclosure is probable. Accordingly, the change in the estimated fair value of collateral dependent

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
loans, which are evaluated individually for credit losses, is recognized as a change in the allowance for expected credit losses which is recorded in net investment gains (losses).

At September 30, 2023, there are two collateral dependent loans with estimated loan-to-value ratios in excess of 100%, resulting in an allowance for expected credit loss of $4 million.

e)     Other Investments

The following table provides a summary of the Company's other investments, together with additional information relating to the liquidity of each category:

	Fair value	% of Total	Redemption frequency (if currently eligible)	Redemption notice period

At September 30, 2023
Multi-strategy funds	$25,465	3%	Quarterly	60-90 days
Direct lending funds	229,235	24%	Quarterly(1)	90 days
Private equity funds	283,838	30%	n/a	n/a
Real estate funds	307,177	32%	Quarterly(2), Annually(3)	45-90 days
CLO-Equities	4,684	—%	n/a	n/a
Other privately held investments	104,172	11%	n/a	n/a
Total other investments	$954,571	100%

At December 31, 2022
Multi-strategy funds	$32,616	3%	Quarterly	60-90 days
Direct lending funds	258,626	26%	Quarterly(1)	90 days
Private equity funds	265,836	27%	n/a	n/a
Real estate funds	298,499	30%	Quarterly(2), Annually(3)	45-90 days
CLO-Equities	5,016	—%	n/a	n/a
Other privately held investments	136,158	14%	n/a	n/a
Total other investments	$996,751	100%

n/a - not applicable
(1) Applies to one fund with a fair value of $22 million (2022: $39 million).
(2) Applies to one fund with a fair value of $67 million (2022: $73 million).
(3) Applies to one fund with a fair value of $24 million (2022: $27 million).

Two common redemption restrictions which may impact the Company's ability to redeem hedge funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund's net assets which may otherwise hinder the general partner or investment manager's ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During the nine months ended September 30, 2023 and 2022, neither of these restrictions impacted the Company's redemption requests. At September 30, 2023, there were no hedge fund holdings (2022: $nil) where the Company is still within the lockup period.

At September 30, 2023, the Company had $28 million (2022: $26 million) of unfunded commitments as a limited partner in multi-strategy hedge funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until after the completion of the funds' investment term. These funds have investment terms ranging from two years to the dissolution of the underlying fund.

At September 30, 2023, the Company had $191 million (2022: $183 million) of unfunded commitments as a limited partner in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from four to ten years and the General Partners of certain funds have the option to extend the term by up to three years.

At September 30, 2023, the Company had $153 million (2022: $158 million) of unfunded commitments as a limited partner in private equity funds. The life of the funds is subject to the dissolution of the underlying funds. The Company expects the overall holding period to be over six years.
At September 30, 2023, the Company had $119 million (2022: $141 million) of unfunded commitments as a limited partner in real estate funds. These funds include an open-ended fund and funds with investment terms ranging from two years to the dissolution of the underlying fund.
At September 30, 2023, the Company had $15 million (2022: $16 million) of unfunded commitments as a limited partner in two early-stage venture capital funds focusing on financial services technology with an emphasis on insurance technology. These funds have investment terms of 5 years.

f)     Equity Method Investments

During May 2023, the Company paid $11 million to acquire 18% of the common equity of Monarch Point Re (ISAC) Ltd. and Monarch Point Re (ISA 2023) Ltd., a collateralized reinsurance company formed under the laws of Bermuda as an incorporated segregated accounts company under the Incorporated Segregated Accounts Companies Act 2019, as amended (the “ISAC Act”). Monarch Point Re is an independent reinsurer jointly sponsored by the Company and Stone Point Credit, LLC ("Stone Point").

The Company will retrocede a diversified portfolio of casualty reinsurance business to Monarch Point Re and Stone Point will serve as its investment manager. The Company expects to benefit from underwriting fees generated by Monarch Point Re and the income and capital appreciation Stone Point seeks to deliver through its investment management services.

Monarch Point Re is not a Variable Interest Entity ("VIE") that is required to be included in the Company's consolidated financial statements. The Company accounts for its ownership interest in Monarch Point Re under the equity method of accounting.

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

Harrington is not a Variable Interest Entity ("VIE") that is required to be included in the Company's consolidated financial statements. The Company accounts for its ownership interest in Harrington under the equity method of accounting. The Company's proportionate share of the underlying equity in net assets resulted in a basis difference of $5 million which represents initial transactions costs.

g)     Variable Interest Entities

In the normal course of investing activities, the Company actively manages allocations to non-controlling tranches of structured securities which are variable interests issued by Variable Interest Entities ("VIEs"). These structured securities include RMBS, CMBS and ABS.

The Company also invests in limited partnerships which represent 75% of the Company's other investments. The investments in limited partnerships include hedge funds, direct lending funds, private equity funds and real estate funds and CLO equity tranched securities, which are variable interests issued by VIEs (refer to Note 3(e) 'Other Investments').

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

h)     Net Investment Income

Net investment income was derived from the following sources:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Fixed maturities	$133,006	$87,364	$375,659	$224,780
Other investments	312	(7,576)	(4,543)	32,801
Equity securities	3,050	2,490	8,495	7,349
Mortgage loans	8,892	6,256	26,158	15,323
Cash and cash equivalents	14,465	5,350	35,638	10,147
Short-term investments	2,195	1,004	5,984	1,571
Gross investment income	161,920	94,888	447,391	291,971
Investment expenses	(7,719)	(6,711)	(22,589)	(20,227)
Net investment income	$154,201	$88,177	$424,802	$271,744

i)     Net Investment Gains (Losses)

The following table provides an analysis of net investment gains (losses):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Gross realized investment gains
Fixed maturities and short-term investments	$4,143	$1,095	$27,973	$11,390
Equity securities	8,433	6,997	9,968	6,997
Gross realized investment gains	12,576	8,092	37,941	18,387
Gross realized investment losses
Fixed maturities and short-term investments	(31,390)	(100,021)	(128,733)	(249,514)
Equity securities	(4)	(178)	(400)	(403)
Gross realized investment losses	(31,394)	(100,199)	(129,133)	(249,917)
(Increase) decrease in allowance for expected credit losses, fixed maturities, available for sale	1,618	(3,210)	2,800	(10,191)
(Increase) decrease in allowance for expected credit losses, mortgage loans	(541)	—	(4,179)	—
Impairment losses(1)	(41)	(6,491)	(9,124)	(7,074)
Change in fair value of investment derivatives(2)	1,692	4,400	218	11,463
Net unrealized gains (losses) on equity securities	(37,024)	(49,050)	3,806	(176,899)
Net investment losses	$(53,114)	$(146,458)	$(97,671)	$(414,231)

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Balance at beginning of period	$10,551	$7,294	$11,733	$313
Expected credit losses on securities where credit losses were not previously recognized	21	6,320	4,376	13,228
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	708	(592)	404	(500)
Impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—	—	—
Securities sold/redeemed/matured	(2,347)	(2,518)	(7,580)	(2,537)
Balance at end of period	$8,933	$10,504	$8,933	$10,504

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The tables below present the financial instruments measured at fair value on a recurring basis for the periods indicated:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At September 30, 2023
Assets
Fixed maturities, available for sale
U.S. government and agency	$2,829,541	$31,092	$—	$—	$2,860,633
Non-U.S. government	—	670,255	—	—	670,255
Corporate debt	—	4,096,395	133,468	—	4,229,863
Agency RMBS	—	1,541,505	—	—	1,541,505
CMBS	—	865,051	—	—	865,051
Non-agency RMBS	—	137,804	—	—	137,804
ABS	—	1,266,868	—	—	1,266,868
Municipals	—	151,389	—	—	151,389
	2,829,541	8,760,359	133,468	—	11,723,368
Equity securities
Common stocks	3,050	—	—	—	3,050
Preferred stocks	3	5,083	—	—	5,086
Exchange-traded funds	273,794	—	—	—	273,794
Bond mutual funds	—	274,332	—	—	274,332
	276,847	279,415	—	—	556,262
Other investments
Multi-strategy funds	—	—	—	25,465	25,465
Direct lending funds	—	—	—	229,235	229,235
Private equity funds	—	—	—	283,838	283,838
Real estate funds	—	—	—	307,177	307,177
CLO-Equities	—	—	4,684	—	4,684
Other privately held investments	—	—	89,951	14,221	104,172
	—	—	94,635	859,936	954,571
Short-term investments	—	115,959	—	—	115,959
Other assets
Derivative instruments (refer to Note 5)	—	4,466	—	—	4,466
Total Assets	$3,106,388	$9,160,199	$228,103	$859,936	$13,354,626
Liabilities
Derivative instruments (refer to Note 5)	$—	$9,666	$—	$—	$9,666
Cash-settled awards (refer to Note 8)	—	—	—	—	—
Total Liabilities	$—	$9,666	$—	$—	$9,666

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At December 31, 2022
Assets
Fixed maturities, available for sale
U.S. government and agency	$2,600,636	$38,694	$—	$—	$2,639,330
Non-U.S. government	—	562,029	—	—	562,029
Corporate debt	—	4,136,452	119,104	—	4,255,556
Agency RMBS	—	1,202,785	—	—	1,202,785
CMBS	—	947,778	—	—	947,778
Non-agency RMBS	—	133,534	—	—	133,534
ABS	—	1,429,527	—	—	1,429,527
Municipals	—	156,355	—	—	156,355
	2,600,636	8,607,154	119,104	—	11,326,894
Equity securities
Common stocks	7,473	—	—	—	7,473
Preferred stocks	72	—	—	—	72
Exchange-traded funds	269,806	—	—	—	269,806
Bond mutual funds	—	207,902	—	—	207,902
	277,351	207,902	—	—	485,253
Other investments
Multi-strategy funds	—	—	—	32,616	32,616
Direct lending funds	—	—	—	258,626	258,626
Private equity funds	—	—	—	265,836	265,836
Real estate funds	—	—	—	298,499	298,499
CLO-Equities	—	—	5,016	—	5,016
Other privately held investments	—	—	136,158	—	136,158
	—	—	141,174	855,577	996,751
Short-term investments	—	70,310	—	—	70,310
Other assets
Derivative instruments (refer to Note 5)	—	37,682	—	—	37,682
Total Assets	$2,877,987	$8,923,048	$260,278	$855,577	$12,916,890
Liabilities
Derivative instruments (refer to Note 5)	$—	$703	$—	$—	$703
Cash-settled awards (refer to Note 8)	—	4,792	—	—	4,792
Total Liabilities	$—	$5,495	$—	$—	$5,495

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The following table quantifies the significant unobservable inputs used in estimating fair values at September 30, 2023 of investments classified as Level 3 in the fair value hierarchy:

	Asset fair value	Valuation technique	Unobservable input	Amount / Range	Weighted average

Other investments - CLO-Equities	$4,684	Discounted cash flow	Default rate	4.5%	4.5%
			Loss severity rate	50.0%	50.0%
			Collateral spread	3.0%	3.0%
			Estimated maturity date	5 years	5 years

Other investments - Other privately held investments	$17,097	Discounted cash flow	Discount rate	7.9%	7.9%
			Default rate	0.5%	0.5%
			Loss absorption yield	1.0%	1.0%
			Estimated maturity date	1-2 years	2 years

Note: Fixed maturities of $133 million that are classified as Level 3 are excluded from the above table as these securities are priced using broker-dealer quotes. In addition, other privately held investments of $73 million that are classified as Level 3 are excluded from the above table as these investments are priced using capital statements received from investee companies.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The following table presents changes in Level 3 for financial instruments measured at fair value on a recurring basis:

	Opening balance	Transfers into Level 3	Transfers out of Level 3	Included in net income(1)	Included in OCI (2)	Purchases	Sales	Settlements/ distributions	Closing balance	Change in unrealized gains/(losses) (3)

Three months ended September 30, 2023
Fixed maturities, available for sale
Corporate debt	$129,046	$—	$—	$(733)	$(1,243)	$9,717	$—	$(3,319)	$133,468	$—
	129,046	—	—	(733)	(1,243)	9,717	—	(3,319)	133,468	—
Other investments
CLO-Equities	4,877	—	—	333	—	—	—	(526)	4,684	333
Other privately held investments	115,048	—	(25,510)	(1,348)	—	1,761	—	—	89,951	(1,348)
	119,925	—	(25,510)	(1,015)	—	1,761	—	(526)	94,635	(1,015)
Total assets	$248,971	$—	$(25,510)	$(1,748)	$(1,243)	$11,478	$—	$(3,845)	$228,103	$(1,015)

Other liabilities
Derivative instruments	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Nine months ended September 30, 2023
Fixed maturities, available for sale
Corporate debt	$119,104	$—	$—	$(4,043)	$(1,414)	$34,178	$—	$(14,357)	$133,468	$—
	119,104	—	—	(4,043)	(1,414)	34,178	—	(14,357)	133,468	—
Other investments
CLO-Equities	5,016	—	—	1,236	—	—	—	(1,568)	4,684	1,236
Other privately held investments	136,158	—	(25,510)	(7,242)	—	21,077	(34,532)	—	89,951	(15,324)
	141,174	—	(25,510)	(6,006)	—	21,077	(34,532)	(1,568)	94,635	(14,088)
Total assets	$260,278	$—	$(25,510)	$(10,049)	$(1,414)	$55,255	$(34,532)	$(15,925)	$228,103	$(14,088)

Other liabilities
Derivative instruments	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

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

Transfers into Level 3 from Level 2

There were no transfers into Level 3 from Level 2 during the three and nine months ended September 30, 2023 and 2022.

Transfers out of Level 3 into Level 2

There were no transfers out of Level 3 into Level 2 during the three and nine months ended September 30, 2023 and 2022.

Other Transfers out of Level 3

During the three months ended September 30, 2023, two early-stage venture capital funds included in other privately held investments in the consolidated balance sheets were transferred from Level 3 to the NAV practical expedient. In addition, the Company's investment in Monarch Point Re was transferred from Level 3 to Equity method investments (refer to Note 3(f) 'Equity Method Investments', Note 6 'Reserve for Losses and Loss Expenses' and Note 14 'Related Party Transactions').

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
Measuring the Fair Value of Other Investments Using Net Asset Valuations

The fair values of hedge funds, direct lending funds, private equity funds, real estate funds and two early-stage venture capital funds are estimated using net asset valuations ("NAVs") as advised by external fund managers or third-party administrators. For these funds, NAVs are based on the manager's or administrator's valuation of the underlying holdings in accordance with the fund's governing documents and in accordance with U.S. GAAP.

For hedge funds, direct lending funds, private equity funds, real estate funds and two early-stage venture capital funds, valuation statements are typically released on a reporting lag, therefore, the Company estimates the fair value of these funds by starting with the most recent fund valuations and adjusting for capital calls, redemptions, drawdowns and distributions. Return estimates are not available from the relevant fund managers for these funds, therefore the Company typically has a reporting lag in its fair value measurements of these funds. At September 30, 2023 and December 31, 2022 all funds measured at fair value using NAVs are reported generally on a one quarter lag.

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

The fair values of hedge funds, direct lending funds, private equity funds, real estate funds and two early-stage venture capital funds are measured using the NAV practical expedient, therefore the fair values of these funds have not been categorized within the fair value hierarchy.

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
At September 30, 2023, the carrying values of cash and cash equivalents including restricted amounts, accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated fair values due to their short maturities. As these financial instruments are not actively traded, their fair values are classified as Level 2.

At September 30, 2023, the Company's fixed maturities, held to maturity, were recorded at amortized cost with a carrying value of $713 million (2022: $698 million) and a fair value of $697 million (2022: $675 million). The fair values of these securities are determined using a model which uses prepayment speeds and spreads sourced primarily from the new issue market. As the significant inputs used to price these securities are observable market inputs, their fair values are classified as Level 2.

At September 30, 2023, the carrying value of mortgage loans, held for investment, approximated fair value. The fair values of mortgage loans are primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk or are determined from pricing for similar loans. As mortgage loans are not actively traded, their fair values are classified as Level 3.

At September 30, 2023, the Company's debt was recorded at amortized cost with a carrying value of $1,313 million (2022: $1,312 million) and a fair value of $1,143 million (2022: $1,160 million). The fair value of the Company's debt is based on prices obtained from a third-party pricing service and is determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As the yields for the risk-free yield curve and the spreads are observable market inputs, the fair value of this debt is classified as Level 2.

At September 30, 2023, Federal Home Loan Bank advances were recorded at amortized cost with a carrying value of $86 million (2022: $81 million) and a fair value of $86 million (2022: $81 million). As these advances are not actively traded, their fair values are classified as Level 2.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.    DERIVATIVE INSTRUMENTS

The following table provides the balance sheet classifications of derivatives recorded at fair value:

	September 30, 2023			December 31, 2022
	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)

Relating to investment portfolio:
Foreign exchange forward contracts	$132,246	$1,144	$32	$54,076	$81	$559
Relating to underwriting portfolio:
Foreign exchange forward contracts	1,218,702	3,322	9,634	1,441,273	37,601	144
Total derivatives		$4,466	$9,666		$37,682	$703

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

The following table provides a reconciliation of gross derivative assets and liabilities to the net amounts presented in the consolidated balance sheets, with the difference being attributable to the impact of master netting agreements:

	September 30, 2023			December 31, 2022
	Gross amounts	Gross amounts offset	Net amounts(1)	Gross amounts	Gross amounts offset	Net amounts(1)

Derivative assets	$12,534	$(8,068)	$4,466	$41,762	$(4,080)	$37,682
Derivative liabilities	$17,734	$(8,068)	$9,666	$4,783	$(4,080)	$703

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

The following table provides the total unrealized and realized gains (losses) recognized in net income (loss) for derivatives not designated as hedges:

	Consolidated statement of operations line item that includes gain (loss) recognized in net income (loss)	Three months ended September 30,		Nine months ended September 30,
		2023	2022	2023	2022

Relating to investment portfolio:
Foreign exchange forward contracts	Net investment gains (losses)	$1,692	$4,400	$218	$11,463
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange (losses) gains	(7,208)	(36,577)	1,030	(95,700)
Other underwriting-related contracts	Other insurance related income (loss)	—	421	—	1,343
Total		$(5,516)	$(31,756)	$1,248	$(82,894)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES
Reserve Roll-Forward

The following table presents a reconciliation of the Company's beginning and ending gross reserve for losses and loss expenses and net reserve for unpaid losses and loss expenses:

	Nine months ended September 30,
	2023	2022

Gross reserve for losses and loss expenses, beginning of period	$15,168,863	$14,653,094
Less reinsurance recoverable on unpaid losses and loss expenses, beginning of period	(5,831,172)	(5,017,611)
Net reserve for unpaid losses and loss expenses, beginning of period	9,337,691	9,635,483

Net incurred losses and loss expenses related to:
Current year	2,253,958	2,461,828
Prior years	(13,118)	(17,632)
	2,240,840	2,444,196

Net paid losses and loss expenses related to:
Current year	(272,260)	(269,466)
Prior years	(1,730,640)	(1,900,366)
	(2,002,900)	(2,169,832)

Foreign exchange and other	(51,902)	(501,914)

Net reserve for unpaid losses and loss expenses, end of period	9,523,729	9,407,933
Reinsurance recoverable on unpaid losses and loss expenses, end of period	6,031,527	5,244,263
Gross reserve for losses and loss expenses, end of period	$15,555,256	$14,652,196

The Company writes business with loss experience generally characterized as low frequency and high severity in nature, which can result in volatility in its financial results. During the nine months ended September 30, 2023, the Company recognized catastrophe and weather-related losses, net of reinstatement premiums, of $112 million (2022: $339 million).

On September 22, 2023, the Company entered into a retrocession reinsurance agreement with a third-party reinsurer which was deemed to have met the established criteria for retroactive reinsurance accounting. At September 30, 2023, foreign exchange and other included an increase in reinsurance recoverable on unpaid losses of $76 million related to this transaction (refer to Note 3(f) 'Equity Method Investments', Note 4 'Fair Value Measurements' and Note 14 'Related Party Transactions').

Estimates for Significant Catastrophe Events

At September 30, 2023, net reserves for losses and loss expenses included estimated amounts for numerous catastrophe events. The magnitude and complexity of losses arising from certain of these events inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at estimated net reserves for losses and loss expenses. These events include Cyclone Gabrielle, Earthquake in Turkey, Maui wildfires, New Zealand floods and Hurricane Idalia in 2023, Hurricane Ian, Winter Storm Elliot, June European Convective Storms, the Russia-Ukraine war and COVID-19 in 2022, Hurricane Ida, U.S. Winter Storms Uri and Viola and July European Floods in 2021, and the COVID-19 pandemic, Hurricanes Laura, Sally, Zeta and Delta, the Midwest derecho and wildfires across the West Coast of the United States in 2020. As a result, actual losses for these events may ultimately differ materially from current estimates.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
Prior Year Reserve Development

The Company's net favorable prior year reserve development arises from changes to estimates of losses and loss expenses related to loss events that occurred in previous calendar years. The following table presents net prior year reserve development by segment:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)

Insurance	$1,609	$2,558	$5,433	$12,396
Reinsurance	1,153	2,177	7,685	5,236
Total	$2,762	$4,735	$13,118	$17,632

The following sections provide further details on net prior year reserve development by segment, line of business and accident year:

Insurance Segment:

Prior year reserve development by line of business was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)

Property	$(10,068)	$12,888	$(4,376)	$23,668
Accident and health	(5,213)	(7,677)	(5,765)	(5,379)
Marine and aviation	19,472	20,550	35,374	38,128
Cyber	10,869	(712)	19,997	6,385
Professional lines	(4,383)	(2,036)	(20,475)	(10,322)
Credit and political risk	3,374	8,106	16,323	13,288
Liability	(12,442)	(28,561)	(35,645)	(53,372)
Total	$1,609	$2,558	$5,433	$12,396

For the three months ended September 30, 2023, net favorable prior year reserve development of $2 million was recognized, the principal components of which were:
•$19 million of net favorable prior year reserve development on marine and aviation business primarily due to better than expected loss emergence attributable to the marine liability and marine cargo books of business mainly related to recent accident years.
•$11 million of net favorable prior year reserve development on cyber business primarily due to better than expected loss emergence mainly related to the 2021 and 2022 accident years, partially offset by increases in loss estimates attributable to specific large claims related to the 2020 accident year.
•$12 million of net adverse prior year reserve development on liability business primarily due to increases in loss estimates attributable to specific large claims within the U.S. excess casualty general liability book of business related to the 2018 through 2021 accident years, and U.S. programs books of business mainly related to recent accident years.
•$10 million of net adverse prior year reserve development on property business primarily due to increases in loss estimates attributable to two specific large claims within the E&S property book of business related to the 2016 and 2022 accident years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
•$5 million of net adverse prior year reserve development on accident and health business primarily due to reserve strengthening within the international book of business mainly related to the 2021 and 2022 accident years.
For the three months ended September 30, 2022, net favorable prior year reserve development of $3 million was recognized, the principal components of which were:
•$21 million of net favorable prior year reserve development on marine and aviation business primarily due to better than expected loss emergence attributable to the marine cargo and specie, marine liability, and marine offshore energy books of business mainly related to the 2020 and 2021 accident years.
•$13 million of net favorable prior year reserve development on property business primarily due to better than expected loss emergence attributable to 2020 catastrophe events, partially offset by reserve strengthening within the U.S. programs book of business mainly related to the 2021 accident year.
•$8 million of net favorable prior year reserve development on credit and political risk business primarily due to better than expected loss emergence mainly related to the 2016 through 2020 accident years.
•$29 million of net adverse prior year reserve development on liability business primarily due to reserve strengthening within the U.S. programs book of business mainly related to the 2018 and 2019 accident years, and the U.S. primary casualty and U.S. excess casualty books of business mainly related to the 2017 through 2021 accident years.
•$8 million of net adverse prior year reserve development on accident and health business primarily due to reserve strengthening mainly related to the 2020 and 2021 accident years.
For the nine months ended September 30, 2023, net favorable prior year reserve development of $5 million was recognized, the principal components of which were:
•$35 million of net favorable prior year reserve development on marine and aviation business primarily due to better than expected loss emergence attributable to the marine cargo and aviation books of business related to recent accident years.
•$20 million of net favorable prior year reserve development on cyber business primarily due to better than expected loss emergence related to most accident years, partially offset by increases in loss estimates attributable to specific large claims related to the 2020 accident year.
•$16 million of net favorable prior year reserve development on credit and political risk business primarily due to a decrease in the loss estimate attributable to a specific large claim related to the 2020 accident year and better than expected loss emergence related to recent accident years.
•$36 million of net adverse prior year reserve development on liability business primarily due to reserve strengthening within the U.S. primary casualty book of business mainly related to the 2017 through 2019 accident years, and increases in loss estimates attributable to specific large claims within the U.S. excess casualty general liability book of business mainly related to the 2017 through 2021 accident years and U.S. programs book of business mainly related to recent accident years.
•$20 million of net adverse prior year reserve development on professional lines business primarily due to reserve strengthening within the U.S. financial institutions book of business mainly related to the 2009 and 2018 accident years, U.S. commercial management solutions book of business mainly related the 2017 through 2019 accident years, and U.S. design professional and environmental book of business mainly related to the 2019 accident year.
•$6 million of net adverse prior year reserve development on accident and health business primarily due to reserve strengthening within the international book of business mainly related to the 2021 and 2022 accident years.
For the nine months ended September 30, 2022, net favorable prior year reserve development of $12 million was recognized, the principal components of which were:
•$38 million of net favorable prior year reserve development on marine and aviation business primarily due to better than expected loss emergence attributable to the marine cargo and specie, and marine offshore energy books of business mainly related to the 2018, 2020 and 2021 accident years, and aviation business mainly related to the 2021 accident year.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
•$24 million of net favorable prior year reserve development on property business primarily due to better than expected loss emergence attributable to 2018 and 2020 catastrophe events, and decreases in loss estimates attributable to specific large claims related to the 2017 accident year.
•$13 million of net favorable prior year reserve development on credit and political risk business primarily due to better than expected loss emergence mainly related to the 2017, 2018 and 2020 accident years.
•$6 million of net favorable prior year reserve development on cyber business primarily due to better than expected loss emergence mainly related to several accident years, partially offset by an increase in the loss estimate attributable to a specific large claim related to the 2021 accident year.
•$53 million of net adverse prior year reserve development on liability business primarily due to reserve strengthening within the U.S programs book of business mainly related to the 2017 through 2021 accident years and an increase in the loss estimate attributable to a specific large claim related to the 2017 accident year.
•$10 million of net adverse prior year reserve development on professional lines business primarily due to increases in loss estimates attributable to specific large claims related to the 2015 and 2019 accident years, and reserve strengthening within run-off lines of business mainly related to the 2018 accident year.
•$5 million of net adverse prior year reserve development on accident and health business primarily due to reserve strengthening mainly related to the 2019 and 2020 accident years.
Reinsurance Segment:

Prior year reserve development by line of business was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)

Accident and health	$5,842	$6,799	$20,115	$8,486
Agriculture	729	855	14,741	9,228
Marine and aviation	3,576	(785)	8,523	(1,185)
Professional lines	(9,044)	(11,431)	(22,772)	(41,954)
Credit and surety	9,625	5,905	8,498	16,953
Motor	(1,302)	6,849	(23,248)	8,979
Liability	(15,222)	(11,940)	(55,092)	(22,868)
Total	(5,796)	(3,748)	(49,235)	(22,361)

Run-off lines
Catastrophe	1,436	(1,452)	39,982	(2,391)
Property	3,421	9,145	12,568	33,738
Engineering	2,092	(1,768)	4,370	(3,750)
Total run-off lines	6,949	5,925	56,920	27,597
Total	$1,153	$2,177	$7,685	$5,236

For the three months ended September 30, 2023, net favorable prior year reserve development of $1 million was recognized, the principal components of which were:
•$10 million of net favorable development on credit and surety business primarily due to better than expected loss emergence attributable to the international credit and mortgage books of business mainly related to recent accident years.
•$6 million of net favorable development on accident and health business primarily due to better than expected loss emergence mainly related to the 2022 accident year.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
•$15 million of net adverse development on liability business primarily due to reserve strengthening within the U.S. books of business related to several accident years, partially offset by a decrease in the loss estimate attributable to a specific large claim within the international book of business related to the 2010 accident year.
•$9 million of net adverse development on professional lines business primarily due to reserve strengthening within the U.S. proportional book of business mainly related to the 2017 through 2019 accident years, and reserve strengthening attributable to two cedants within the U.S. proportional book of business related to 2019 and older accident years.
For the three months ended September 30, 2022, net favorable prior year reserve development of $2 million was recognized, the principal components of which were:
•$7 million of net favorable prior year reserve development on motor business primarily due to better than expected loss emergence mainly related to the 2017 and 2018 accident years.
•$7 million of net favorable prior year reserve development on accident and health business primarily due to better than expected loss emergence mainly related to the 2019 through 2021 accident years.
•$6 million of net favorable prior year reserve development on credit and surety business primarily due to better than expected loss emergence mainly related to the 2015, 2018 and 2019 accident years.
•$12 million of net adverse prior year development on liability business primarily due to reserve strengthening within the U.S. multiline and U.S. casualty books of business mainly related to 2016 and older accident years.
•$11 million of net adverse prior year development on professional lines business primarily due to reserve strengthening within the U.S. public D&O and U.S. proportional books of business mainly related to 2017 and older accident years.
Run-off lines
•$9 million of net favorable prior year development on property business primarily due to better than expected loss emergence attributable to 2018 catastrophe events and decreases in loss estimates attributable to specific large claims related to the 2019 through 2021 accident years.
For the nine months ended September 30, 2023, net favorable prior year reserve development of $8 million was recognized, the principal components of which were:
•$20 million of net favorable prior year development on accident and health business primarily due to better than expected loss emergence mainly related to the 2022 accident year.
•$15 million of net favorable prior year development on agriculture business primarily due to better than expected loss emergence mainly related to the 2022 accident year.
•$9 million of net favorable prior year development on marine and aviation business primarily due to better than expected loss emergence mainly related to the 2021 and 2022 accident years.
•$8 million of net favorable prior year development on credit and surety business primarily due to better than expected loss emergence attributable to international credit and mortgage books of business mainly related to the 2021 and 2022 accident years.
•$55 million of net adverse prior year development on liability business primarily due to reserve strengthening within the U.S. proportional, non-proportional and multiline books of business related to several accident years, partially offset by a decrease in the loss estimate attributable to a specific large claim within the international book of business related to the 2010 accident year.
•$23 million of net adverse prior year development on motor business primarily due to reserve strengthening to reflect increased estimates of future loss trend due to inflation and reserve strengthening attributable to the proportional book of business mainly related to the 2018 through 2022 accident years.
•$23 million of net adverse prior year reserve development on professional lines business primarily due to reserve strengthening within the U.S. proportional book of business mainly related to the 2015 through 2018 accident years, and

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
reserve strengthening attributable to two cedants within the U.S. proportional book of business related to 2019 and older accident years.
Run-off lines
•$40 million of net favorable prior year development on catastrophe business primarily due to better than expected loss emergence.
•$13 million of net favorable prior year development on property business primarily due to better than expected loss emergence mainly related to catastrophe events.
For the nine months ended September 30, 2022, net favorable prior year reserve development of $5 million was recognized, the principal components of which were:
•$17 million of net favorable prior year reserve development on credit and surety business primarily due to better than expected loss emergence mainly related to the 2015, 2016, 2018 and 2019 accidents years.
•$9 million of net favorable prior year reserve development on agriculture business primarily due to better than expected loss emergence mainly related to the 2021 accident year.
•$9 million of net favorable prior year reserve development on motor business primarily due to better than expected loss emergence mainly related to the 2018 and 2019 accident years.
•$8 million of net favorable prior year reserve development on accident and health business primarily due to better than expected loss emergence mainly related to the 2019 through 2021 accident years.
•$42 million of net adverse prior year development on professional lines business primarily due to increases in loss estimates attributable to one cedant related to the 2016 to 2018 accident years, and a specific large claim related to the 2017 accident year, and reserve strengthening within the U.S. public D&O and U.S. proportional books of business related to 2017 and older accident years.
•$23 million of net adverse prior year development on liability business primarily due to worse than expected loss emergence within the U.S. book of business related to the 2016 and older accident years, and increases in loss estimates attributable to specific large claims related to the 2003, 2015, 2018 and 2021 accident years.
Run-off lines
•$34 million of net favorable prior year development on property business primarily due to better than expected loss emergence attributable to 2018 through 2021 catastrophe events.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.    EARNINGS PER COMMON SHARE
The following table presents a comparison of earnings per common share and earnings per diluted common share:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Earnings (loss) per common share
Net income (loss)	$188,098	$(9,384)	$518,870	$174,592
Less: Preferred share dividends	7,563	7,563	22,688	22,688
Net income (loss) available (attributable) to common shareholders	$180,535	$(16,947)	$496,182	$151,904
Weighted average common shares outstanding	85,223	84,660	85,099	84,930
Earnings (loss) per common share	$2.12	$(0.20)	$5.83	$1.79

Earnings (loss) per diluted common share
Net income (loss) available (attributable) to common shareholders	$180,535	$(16,947)	$496,182	$151,904

Weighted average common shares outstanding	85,223	84,660	85,099	84,930
Share-based compensation plans	885	—	828	744
Weighted average diluted common shares outstanding	86,108	84,660	85,927	85,674

Earnings (loss) per diluted common share	$2.10	$(0.20)	$5.77	$1.77

Weighted average anti-dilutive shares excluded from the dilutive computation	58	160	533	432

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

Performance Restricted Stock Units granted in the three months ended June 30, 3023 in relation to senior leadership transition

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.    SHARE-BASED COMPENSATION (CONTINUED)
Valuation assumptions

The fair value of performance restricted stock units granted in 2023 was measured on the grant date using a Monte Carlo simulation model.

The following table provides details of the significant inputs used in the Monte Carlo simulation model:

Nine months ended September 30,	2023 (1)	2023 (2)	2023 (3)	2022

Expected volatility	36.24%	29.30%	30.05%	33.44%
Expected term (in years)	3.0	1.0	3.0	3.0
Expected dividend yield	n/a	n/a	n/a	n/a
Risk-free interest rate	3.79%	4.61%	3.39%	1.26%

n/a - not applicable
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.    SHARE-BASED COMPENSATION (CONTINUED)
Share-Settled Awards

The following table provides an activity summary of the Company's share-settled restricted stock units for the nine months ended September 30, 2023:

	Share-Settled Performance Restricted Stock Units		Share-Settled Service Restricted Stock Units
	Number of restricted stock units	Weighted average grant date fair value	Number of restricted stock units	Weighted average grant date fair value

Non-vested restricted stock units - beginning of period	330	$60.01	2,117	$53.16
Granted	122	66.13	874	57.59
Vested	(72)	62.26	(778)	53.62
Forfeited	—	—	(202)	54.27
Non-vested restricted stock units - end of period	380	$61.55	2,011	$54.80

Cash-Settled awards

The following table provides an activity summary of the Company's cash-settled restricted stock units for the nine months ended September 30, 2023:

Cash-Settled Service Restricted Stock Units
Number of restricted stock units

Non-vested restricted stock units - beginning of period	60
Granted	—
Vested	(59)
Forfeited	(1)
Non-vested restricted stock units - end of period	—

The following table provides additional information related to share-based compensation:

Nine months ended September 30,	2023	2022

Share-based compensation expense(1)	$43,516	$43,595
Tax benefits associated with share-based compensation expense	$6,640	$7,468
Liability for cash-settled restricted stock units(2)	$—	$4,084
Fair value of restricted stock units vested(3)	$54,654	$49,239
Unrecognized share-based compensation expense	$76,871	$91,810
Expected weighted average period associated with the recognition of unrecognized share-based compensation expense	2.5 years	2.5 years

(1) Related to share-settled restricted stock units and cash-settled restricted stock units.
(2) Included in other liabilities in the consolidated balance sheets.
(3) Fair value is based on the closing price of the Company's common shares on the vest date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.    SHAREHOLDERS' EQUITY
The following table presents changes in common shares issued and outstanding:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Shares issued, balance at beginning of period	176,580	176,580	176,580	176,580
Shares issued	—	—	—	—
Total shares issued at end of period	176,580	176,580	176,580	176,580

Treasury shares, balance at beginning of period	(91,364)	(91,925)	(91,912)	(91,806)
Shares repurchased	(7)	(6)	(289)	(891)
Shares reissued	19	17	849	783
Total treasury shares at end of period	(91,352)	(91,914)	(91,352)	(91,914)

Total shares outstanding	85,228	84,666	85,228	84,666

Treasury Shares
The following table presents common shares repurchased from shares held in Treasury:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

In the open market:
Total shares	—	—	—	634
Total cost	$—	$—	$—	$34,987
Average price per share(1)	$—	$—	$—	$55.22

From employees:(2)
Total shares	7	6	289	257
Total cost	$373	$342	$17,424	$13,688
Average price per share(1)	$54.80	$53.78	$60.19	$53.12

Total shares repurchased:
Total shares	7	6	289	891
Total cost	$373	$342	$17,424	$48,675
Average price per share(1)	$54.80	$53.78	$60.19	$54.61

(1) Calculated using whole numbers.
(2)  Shares are repurchased from employees to facilitate the satisfaction of their personal withholding tax liabilities that arise on the vesting of share-settled restricted stock units.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.    SHAREHOLDERS' EQUITY (CONTINUED)
Dividends
The following table presents dividends declared and paid related to the Company's common and preferred shares:

	Per share data
	Dividends declared	Dividends paid in period of declaration	Dividends paid in period following declaration

Three months ended September 30, 2023
Common shares	$0.44	$—	$0.44
Series E preferred shares	$34.38	$—	$34.38

Three months ended September 30, 2022
Common shares	$0.43	$—	$0.43
Series E preferred shares	$34.38	$—	$34.38
Nine months ended September 30, 2023
Common shares	$1.32	$0.88	$0.44
Series E preferred shares	$103.13	$68.75	$34.38

Nine months ended September 30, 2022
Common shares	$1.29	$0.86	$0.43
Series E preferred shares	$103.13	$68.75	$34.38

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

11.     FEDERAL HOME LOAN BANK ADVANCES

The Company's subsidiaries, AXIS Insurance Company and AXIS Surplus Insurance Company are members of the Federal Home Loan Bank of Chicago ("FHLB").

At September 30, 2023, the companies had admitted assets of approximately $3 billion which provides borrowing capacity of up to approximately $744 million.

At September 30, 2023, the Company had $86 million of borrowings under the FHLB program, with maturities in 2024 and interest payable at interest rates between 5.5% and 5.7%. The Company incurred interest expense of $1 million and $3 million for the three and nine months ended September 30, 2023, and $0.6 million for the three and nine months ended September 30, 2022, The borrowings under the FHLB program are secured by investments with a fair value of $90 million.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.    OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the tax effects allocated to each component of other comprehensive income (loss):

	2023			2022
	Before tax amount	Income tax (expense) benefit	Net of tax amount	Before tax amount	Income tax (expense) benefit	Net of tax amount

Three months ended September 30,
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	$(178,537)	$22,486	$(156,051)	$(393,848)	$(32)	$(393,880)
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	(5,647)	700	(4,947)	(10,990)	306	(10,684)
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	26,241	(3,223)	23,018	108,351	(9,572)	98,779
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(157,943)	19,963	(137,980)	(296,487)	(9,298)	(305,785)
Foreign currency translation adjustment	(6,950)	—	(6,950)	(12,751)	—	(12,751)
Total other comprehensive income (loss), net of tax	$(164,893)	$19,963	$(144,930)	$(309,238)	$(9,298)	$(318,536)
Nine months ended September 30,
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	$(126,805)	$17,210	$(109,595)	$(1,340,927)	$81,445	$(1,259,482)
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	(1,622)	(8)	(1,630)	(56,577)	3,269	(53,308)
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	110,518	(10,130)	100,388	255,081	(25,308)	229,773
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(17,909)	7,072	(10,837)	(1,142,423)	59,406	(1,083,017)
Foreign currency translation adjustment	(4,302)	—	(4,302)	(16,169)	—	(16,169)
Total other comprehensive income (loss), net of tax	$(22,211)	$7,072	$(15,139)	$(1,158,592)	$59,406	$(1,099,186)

The following table presents details of amounts reclassified from accumulated other comprehensive income (loss) ("AOCI") to net income (loss):

		Amount reclassified from AOCI(1)
AOCI Components	Consolidated statement of operations line item that includes reclassification adjustment	Three months ended September 30,		Nine months ended September 30,
		2023	2022	2023	2022

Unrealized gains (losses) on available for sale investments
	Other realized gains (losses)	$(26,200)	$(101,860)	$(101,394)	$(248,007)
	Impairment losses	(41)	(6,491)	(9,124)	(7,074)
	Total before tax	(26,241)	(108,351)	(110,518)	(255,081)
	Income tax (expense) benefit	3,223	9,572	10,130	25,308
	Net of tax	$(23,018)	$(98,779)	$(100,388)	$(229,773)

(1)     Amounts in parentheses are charges to net income (loss).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
14.    RELATED PARTY TRANSACTIONS

At September 30, 2023, the Company had invested $6 million in a loan to Eagle Point Credit Management LLC, which is majority-owned by Trident IX L.P., a Stone Point private equity fund.

At September 30, 2023, the Company had invested $5 million in cumulative preferred shares of Aspida Holdings Ltd. The $5 million investment was syndicated to the Company by Stone Point.

At September 30, 2023, the Company had invested $11 million in Monarch Point Re (refer to Note 3 'Investments'), a newly created collateralized reinsurer which is jointly sponsored by the Company and Stone Point.

Retrocession Agreement with Monarch Point Re

On September 22, 2023 (the "closing date"), the Company entered into an agreement, with an effective date of January 1, 2023, to retrocede a diversified portfolio of casualty reinsurance business to Monarch Point Re.

The agreement covers losses both on a prospective basis and on a retroactive basis therefore, the Company has bifurcated the prospective and retroactive elements of the agreement and is accounting for each element separately.

Retroactive element

Reinsurance premiums of $119 million were allocated to the retroactive element of the agreement which was deemed to have met the established criteria for retroactive reinsurance accounting. At the closing date, the Company recognized acquisition costs of $33 million and a loss expense of $7 million in the consolidated statement of operations associated with the retroactive element of the agreement. In addition, the Company recognized reinsurance recoverable on unpaid losses of $76 million and reinsurance recoverable on paid losses of $4 million in the consolidated balance sheets associated with the retroactive element of the agreement (refer to Note 6 'Reserve for Losses and Loss Expenses').

Prospective element

For the nine months ended September 30, 2023, the Company ceded reinsurance premiums of $244 million to Monarch Point Re. At September 30, 2023, the amount of ceded reinsurance payable included in insurance and reinsurance balances payable was $195 million in the consolidated balance sheets.
This transaction was conducted at market rates consistent with negotiated arms-length contracts.

Loan to Monarch Point Re

On September 25, 2023, the Company advanced an amount of $156 million to Monarch Point Re. This loan will be repaid in a manner consistent with the timing of amounts due to Monarch Point Re under the retrocession agreement. At September 30, 2023, an amount of $29 million was repaid and was treated as a non-cash activity in the consolidated statement of cash flows. The loan is expected to be repaid in full by November 15, 2025. The loan balance receivable at September 30, 2023 of $127 million is included in other assets in the consolidated balance sheets.

Interest on this loan is payable for this period at a rate of 5.7%. Interest related to this loan was received in advance and is included in other liabilities in the consolidated balance sheets.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
15.    REORGANIZATION EXPENSES

For the three and nine months ended September 30, 2023, reorganization expenses were $29 million attributable to impairments of computer software assets and severance costs associated with the departures of certain employees mainly related to the Company's "How We Work" program which focuses on simplifying the Company’s operating structure.

For the three and nine months ended September 30, 2022, reorganization expenses were $6 million and $22 million, respectively, attributable to severance costs and impairments of computer software assets associated with the Company's exit from catastrophe and property reinsurance lines of business which was part of an overall approach to reduce the Company's exposure to volatile catastrophe risk.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2023 and 2022 and our financial condition at September 30, 2023 and December 31, 2022. This should be read in conjunction with Item 1 'Consolidated Financial Statements' of this report and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022. Unless otherwise noted, tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

THIRD QUARTER 2023 FINANCIAL HIGHLIGHTS

Third Quarter 2023 Consolidated Results of Operations

•Net income available to common shareholders of $181 million, or $2.12 per common share, and $2.10 per diluted common share
•Operating income(1) of $202 million, or $2.34 per diluted common share(1)
•Gross premiums written of $1.9 billion
•Net premiums written of $1.0 billion
•Net premiums earned of $1.3 billion
•Pre-tax catastrophe and weather-related losses, net of reinsurance, of $42 million ($36 million, after-tax), (Insurance: $37 million; Reinsurance: $5 million), or 3.2 points on the current accident year loss ratio, primarily attributable to Maui wildfires, Hurricane Idalia, and other weather-related events
•Loss expense of $7 million related to a quota share retrocession agreement entered into with Monarch Point Re (ISA 2023) Ltd. ("Monarch Point Re") on September 22, 2023 with an effective date of January 1, 2023. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview – Recent Developments – Retrocession Agreement with Monarch Point Re for further information.
•Net favorable prior year reserve development of $3 million
•Underwriting income(2) of $147 million and combined ratio of 92.7%
•Net investment income of $154 million
•Net investment losses of $53 million
•Foreign exchange gains of $51 million
•Reorganization expenses of $29 million
Third Quarter 2023 Consolidated Financial Condition
•Total cash and investments of $16.1 billion; fixed maturities, short-term investments, and cash and cash equivalents comprise 86% of total cash and investments and have an average credit rating of AA-
•Total assets of $29.5 billion
•Reserve for losses and loss expenses of $15.6 billion and reinsurance recoverable on unpaid and paid losses and loss expenses of $6.6 billion
•Debt of $1.3 billion and debt to total capital ratio(3) of 20.7%
•Common shareholders’ equity of $4.5 billion; book value per diluted common share of $51.17

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
We provide our clients and distribution partners with a broad range of risk transfer products and services, and strong capacity, backed by excellent financial strength. We manage our portfolio holistically, aiming to construct the optimum portfolio of risks, consistent with our risk appetite and the development of our franchise. We nurture an ethical, entrepreneurial, disciplined and diverse culture that promotes outstanding client service, intelligent risk taking, operating efficiency, corporate citizenship and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a global leader in specialty risks. The execution of our business strategy for the first nine months of 2023 included the following:

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

We expect rate to continue to improve but moderate across most lines as carriers assess the impact of heightened catastrophe loss activity, financial and social inflation, and geopolitical uncertainty, among other factors across their portfolios. Following multiple years of rate increases outpacing loss trend, pricing in most lines is now above loss cost trends and we continue to pursue growth.

Rates, terms and conditions across the majority of insurance lines continued to be favorable as pricing generally continues to rise, albeit at varying levels based on market dynamics relative to the individual lines. Market dislocations continue to drive more risks into the Wholesale channel, and we anticipate this to sustain throughout the remainder of 2023 with the strongest market opportunities occurring in Specialty and E&S lines. We are continuing to pursue a highly targeted and disciplined underwriting strategy across every line we write and all our channels of distribution.

Pricing momentum in non-proportional reinsurance continues to be strong while our proportional reinsurance business is benefiting from rate increases in the underlying business. We expect these market conditions to persist in the near term. We continue to focus on underwriting discipline and driving targeted profitable growth among the specialty and casualty reinsurance lines that we offer.

We are encouraged by the pricing improvements we are seeing across most markets, which we expect will carry through the rest of 2023, and that rate will continue to keep pace with loss cost trends in the majority of our lines. Where prices continue to deliver adequate profitability, we will look to grow within our risk and volatility guidelines. With a strengthened book of business, and a growing footprint in the specialty markets that are seeing the most favorable conditions, we believe AXIS is well positioned to drive profitable growth within the current environment.

Recent Developments

Retrocession Agreement with Monarch Point Re

On September 22, 2023 (the "closing date"), we entered into an agreement, with an effective date of January 1, 2023, to retrocede a diversified portfolio of casualty reinsurance business to Monarch Point Re.

The agreement covers losses both on a prospective basis and on a retroactive basis therefore, we have bifurcated the prospective and retroactive elements of the agreement and are accounting for each element separately.

Retroactive element

Reinsurance premiums of $119 million were allocated to the retroactive element of the agreement which was deemed to have met the established criteria for retroactive reinsurance accounting.

At the closing date, we recognized acquisition costs of $33 million and a loss expense of $7 million in the consolidated statement of operations associated with the retroactive element of the agreement. In addition, we recognized reinsurance recoverable on unpaid losses of $76 million and reinsurance recoverable on paid losses of $4 million in the consolidated balance sheets associated with the retroactive element of the agreement.

Refer to Item 2, Note 6 to the Consolidated Financial Statements 'Reserve for Losses and Loss Expenses' and Note 14 to the Consolidated Financial Statements 'Related Party Transactions' for further details.

Prospective element

For the nine months ended September 30, 2023, we ceded reinsurance premiums of $244 million to Monarch Point Re. At September 30, 2023, the amount of ceded reinsurance payable included in insurance and reinsurance balances payable was $195 million in the consolidated balance sheets.

This transaction was conducted at market rates consistent with negotiated arms-length contracts.

Loan to Monarch Point Re

On September 25, 2023, we advanced an amount of $156 million to Monarch Point Re. This loan will be repaid in a manner consistent with the timing of amounts due to Monarch Point Re under the retrocession agreement. At September 30, 2023, an amount of $29 million was repaid and was treated as a non-cash activity in the consolidated statement of cash flows. The loan is expected to be repaid in full by November 15, 2025. The loan balance receivable at September 30, 2023 of $127 million is included in other assets in the consolidated balance sheets.

Interest on this loan is payable for this period at a rate of 5.7%. Interest related to this loan was received in advance and is included in other liabilities in the consolidated balance sheets. We will recognize interest income in other insurance related income in the consolidated statement of operations in future periods.

How We Work Program

Reorganization expenses of $29 million include impairments of computer software assets and severance costs associated with the departures of certain employees mainly attributable to our "How We Work" program which focuses on simplifying the Company’s operating structure.

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

Underwriting

We continue to monitor international sanctions which impact our global operations that were effective since March 27, 2022. The impact on gross premiums written for the nine months ended September 30, 2023 of the cancellation of policies with exposures to the Russia-Ukraine war was immaterial. We continue to evaluate opportunities to write business in the region, not including Russia or Ukraine risks.

We are also continuing to closely monitor cash due from our customers and reinsurers, giving due consideration to the Russia-Ukraine war and associated international sanctions. At September 30, 2023, we considered the potential financial impact of the Russia-Ukraine war when determining allowances for expected credit losses for insurance and reinsurance premium balances receivable and reinsurance recoverable balances on unpaid losses and loss expenses. Based on facts and circumstances at that time, we did not adjust allowances for expected credit losses at September 30, 2023. We will continue to monitor the appropriateness of allowances for expected credit losses as new information comes to light. Adjustments to allowances for expected credit losses in subsequent periods could be material.

Reserving

At September 30, 2023, estimated pre-tax net losses attributable to the Russia-Ukraine war were $47 million.

The estimate of net reserves for losses and loss expenses related to the Russia-Ukraine war is subject to significant uncertainty. This uncertainty is driven by the difficulty in performing on-site evaluations, and by the inherent difficulty in making assumptions due to the lack of comparable events, the ongoing nature of the event, and its far-reaching impacts.

While we believe the overall estimate of net reserves for losses and loss expenses is adequate for losses and loss expenses that have been incurred at September 30, 2023, based on current facts and circumstances, we will continue to monitor the appropriateness of our assumptions as new information comes to light and will adjust the estimate of net reserves for losses and loss expenses, as appropriate.

Actual losses for this event may ultimately differ materially from current estimates.

Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment' for further information.

Investments

At September 30, 2023, we had no direct exposures to Russia or Ukraine within our investments portfolio.

Refer to Item 1A, 'Risk Factors' in our most recent Annual Report on Form 10-K for further information.

CONSOLIDATED RESULTS OF OPERATIONS

	Three months ended September 30,			Nine months ended September 30,
	2023	% Change	2022	2023	% Change	2022

Underwriting revenues:
Gross premiums written	$1,905,878	12%	$1,707,808	$6,572,232	2%	$6,455,899
Net premiums written	975,357	(6%)	1,036,784	4,030,070	(3%)	4,166,502
Net premiums earned	1,322,564	3%	1,284,866	3,818,508	—%	3,820,163
Other insurance related income	10,344	nm	1,092	16,444	64%	9,998
Underwriting expenses:
Net losses and loss expenses	(783,940)	(17%)	(941,911)	(2,240,840)	(8%)	(2,444,196)
Acquisition costs	(263,389)	10%	(240,511)	(747,027)	—%	(746,443)
Underwriting-related general and administrative expenses(1)	(138,601)	5%	(132,570)	(412,251)	—%	(413,069)
Underwriting income (loss)(2)	146,978		(29,034)	434,834		226,453

Net investment income	154,201	75%	88,177	424,802	56%	271,744
Net investment gains (losses)	(53,114)	(64%)	(146,458)	(97,671)	(76%)	(414,231)
Corporate expenses(1)	(40,682)	58%	(25,675)	(102,345)	28%	(79,803)
Foreign exchange gains	50,570	(63%)	135,660	11,755	(95%)	236,934
Interest expense and financing costs	(16,445)	3%	(15,915)	(50,077)	7%	(46,720)
Reorganization expenses	(28,997)	nm	(6,213)	(28,997)	32%	(21,941)
Amortization of intangible assets	(2,729)	—%	(2,729)	(8,188)	—%	(8,188)
Income (loss) before income taxes and interest in income (loss) of equity method investments	209,782		(2,187)	584,113		164,248
Income tax (expense) benefit	(24,624)	nm	363	(68,078)	nm	5,304
Interest in income (loss) of equity method investments	2,940	nm	(7,560)	2,835	(44%)	5,040
Net income (loss)	188,098		(9,384)	518,870		174,592
Preferred share dividends	(7,563)	—%	(7,563)	(22,688)	—%	(22,688)
Net income (loss) available (attributable) to common shareholders	$180,535		$(16,947)	$496,182		$151,904

nm – not meaningful is defined as a variance greater than +/-100%
(1)Underwriting-related general and administrative expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most comparable GAAP financial measure, also included corporate expenses of $40,682 and $25,675 for the three months ended September 30, 2023 and 2022, respectively, and $102,345 and $79,803 for the nine months ended September 30, 2023 and 2022, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for further details on corporate expenses. Refer also to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures Reconciliation' for further details.
(2)Consolidated underwriting income (loss) is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to net income (loss), the most comparable GAAP financial measure, is presented above. Refer also to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures Reconciliation' for further details.

Underwriting Revenues

Underwriting revenues by segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2023	% Change	2022	2023	% Change	2022

Gross premiums written:
Insurance	$1,457,624	11%	$1,317,890	$4,557,386	11%	$4,114,776
Reinsurance	448,254	15%	389,918	2,014,846	(14%)	2,341,123
Total gross premiums written	$1,905,878	12%	$1,707,808	$6,572,232	2%	$6,455,899

Percent of gross premiums written ceded
Insurance	39%	(2 pts)	41%	39%	(1 pt)	40%
Reinsurance	80%	46 pts	34%	39%	11 pts	28%
Total percent of gross premiums written ceded	49%	10 pts	39%	39%	3 pts	36%

Net premiums written:
Insurance	$885,252	14%	$777,789	$2,788,849	12%	$2,491,120
Reinsurance	90,105	(65%)	258,995	1,241,221	(26%)	1,675,382
Total net premiums written	$975,357	(6%)	$1,036,784	$4,030,070	(3%)	$4,166,502

Net premiums earned:
Insurance	$885,714	13%	$782,101	$2,544,920	10%	$2,303,640
Reinsurance	436,850	(13%)	502,765	1,273,588	(16%)	1,516,523
Total net premiums earned	$1,322,564	3%	$1,284,866	$3,818,508	—%	$3,820,163

Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment' for further details on underwriting revenues.

Combined Ratio

The components of the combined ratio were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2023	% Point Change	2022	2023	% Point Change	2022

Current accident year loss ratio, excluding catastrophe and weather-related losses	56.3%	(0.8)	57.1%	56.1%	0.6	55.5%
Catastrophe and weather-related losses ratio	3.2%	(13.4)	16.6%	2.9%	(6.0)	8.9%
Current accident year loss ratio	59.5%	(14.2)	73.7%	59.0%	(5.4)	64.4%
Prior year reserve development ratio	(0.2%)	0.2	(0.4%)	(0.3%)	0.1	(0.4%)
Net losses and loss expenses ratio	59.3%	(14.0)	73.3%	58.7%	(5.3)	64.0%
Acquisition cost ratio	19.9%	1.2	18.7%	19.6%	0.1	19.5%
General and administrative expense ratio(1)	13.5%	1.2	12.3%	13.4%	0.5	12.9%
Combined ratio	92.7%	(11.6)	104.3%	91.7%	(4.7)	96.4%

(1) The general and administrative expense ratio included corporate expenses not allocated to underwriting segments of 3.1% and 2.0% for the three months ended September 30, 2023 and 2022, respectively, and 2.7% and 2.1% for the nine months ended September 30, 2023 and 2022, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for further details.

Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment' for further details on underwriting expenses.

RESULTS BY SEGMENT

Insurance Segment

Results for the insurance segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2023	% Change	2022	2023	% Change	2022

Revenues:
Gross premiums written	$1,457,624	11%	$1,317,890	$4,557,386	11%	$4,114,776
Net premiums written	885,252	14%	777,789	2,788,849	12%	2,491,120
Net premiums earned	885,714	13%	782,101	2,544,920	10%	2,303,640
Other insurance related income (loss)	(22)	nm	151	90	(81%)	470

Expenses:
Current accident year net losses and loss expenses	(492,977)		(521,564)	(1,403,919)		(1,358,981)
Prior year reserve development	1,609		2,558	5,433		12,396
Acquisition costs	(169,384)		(139,436)	(473,413)		(422,979)
Underwriting-related general and administrative expenses	(120,330)		(108,072)	(350,494)		(330,598)

Underwriting income	$104,610		$15,738	$322,617		$203,948

Ratios:		% Point Change			% Point Change
Current accident year loss ratio, excluding catastrophe and weather-related losses	51.5%	(1.1)	52.6%	51.7%	0.1	51.6%
Catastrophe and weather-related losses ratio	4.2%	(9.9)	14.1%	3.5%	(3.9)	7.4%
Current accident year loss ratio	55.7%	(11.0)	66.7%	55.2%	(3.8)	59.0%
Prior year reserve development ratio	(0.2%)	0.1	(0.3%)	(0.2%)	0.3	(0.5%)
Net losses and loss expenses ratio	55.5%	(10.9)	66.4%	55.0%	(3.5)	58.5%
Acquisition cost ratio	19.1%	1.3	17.8%	18.6%	0.2	18.4%
Underwriting-related general and administrative expense ratio	13.6%	(0.2)	13.8%	13.7%	(0.6)	14.3%
Combined ratio	88.2%	(9.8)	98.0%	87.3%	(3.9)	91.2%

nm – not meaningful

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended September 30,					Nine months ended September 30,
	2023		2022		% Change	2023		2022		% Change

Professional lines	$285,739	20%	$317,074	24%	(10%)	$801,757	18%	$944,629	23%	(15%)
Property	395,269	26%	297,537	22%	33%	1,310,086	28%	1,005,986	24%	30%
Liability	316,433	22%	266,615	20%	19%	929,228	20%	826,318	20%	12%
Cyber	148,011	10%	182,367	14%	(19%)	482,847	11%	486,952	12%	(1%)
Marine and aviation	169,819	12%	140,661	11%	21%	608,396	13%	518,974	13%	17%
Accident and health	88,742	6%	66,153	5%	34%	253,963	6%	189,849	5%	34%
Credit and political risk	53,611	4%	47,483	4%	13%	171,109	4%	142,068	3%	20%
Total	$1,457,624	100%	$1,317,890	100%	11%	$4,557,386	100%	$4,114,776	100%	11%

Gross premiums written for the three months ended September 30, 2023 increased by $140 million, or 11%, compared to the three months ended September 30, 2022. The increase was attributable to property, liability, marine and aviation, accident and health, and credit and political risk lines, partially offset by decreases in cyber, and professional lines.

The increases in property, liability, and marine and aviation lines were due to favorable rate changes and new business. The increases in accident and health, and credit and political risk lines were mainly due to new business.

The decrease in cyber lines was driven by the timing differences, premium adjustments associated with favorable market conditions in the three months ended September 30, 2022, and underwriting actions taken in recent periods to reposition the portfolio and reduced business opportunities associated with challenging market conditions. The decrease in professional lines reflected the unattractive pricing environment for U.S. public Directors and Officers ("D&O") business, together with a lower level of activity in transactional liability business.

Gross premiums written for the nine months ended September 30, 2023, increased by $443 million, or 11%, compared to the nine months ended September 30, 2022. The increase was primarily attributable to property, liability, marine and aviation, accident and health, and credit and political risk lines, partially offset by a decrease in professional lines.

The increases in property, liability, marine and aviation, and credit and political risk lines were due to favorable rate changes and new business. The increase in accident and health lines was due to new business.

The decrease in professional lines reflected the unattractive pricing environment for U.S. public D&O business, together with a lower level of activity in transactional liability business.

Ceded Premiums Written

Ceded premiums written for the three months ended September 30, 2023, was $572 million, or 39%, of gross premiums written, compared to $540 million, or 41%, of gross premiums written for the three months ended September 30, 2022. The increase in ceded premiums written of $32 million, or 6%, was primarily driven by increases in liability, property, and marine and aviation lines, partially offset by decreases in professional lines and cyber lines.

The increases in liability, property, and marine and aviation lines reflected the increase in gross premiums written for the three months ended September 30, 2023, compared to the three months ended September 30, 2022.

The decreases in professional lines and cyber lines reflected the decrease in gross premiums written for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The decrease in professional lines was also due to the restructuring of a significant existing quota share treaty.

Ceded premiums written for the nine months ended September 30, 2023, was $1,769 million, or 39%, of gross premiums written, compared to $1,624 million, or 40%, of gross premiums written for the nine months ended September 30, 2022. The increase in ceded premiums written of $145 million, or 9%, was primarily driven by increases in property, liability, and marine and aviation lines, partially offset by a decrease in professional lines.

The increases in property, liability, and marine and aviation lines reflected the increase in gross premiums written for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase in property lines was also attributable to the restructuring of two significant existing quota share treaties.

The decrease in professional lines reflected the decrease in gross premiums written for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The decrease in professional lines was also due to the restructuring of a significant existing quota share treaty.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended September 30,					Nine months ended September 30,
	2023		2022		% Change	2023		2022		% Change

Professional lines	$192,443	22%	$201,110	26%	(4%)	$569,358	22%	$618,787	27%	(8%)
Property	228,900	26%	187,140	24%	22%	636,056	24%	558,014	25%	14%
Liability	124,442	14%	114,525	15%	9%	370,180	15%	333,433	14%	11%
Cyber	80,383	9%	85,877	11%	(6%)	243,925	10%	226,699	10%	8%
Marine and aviation	146,600	17%	119,119	15%	23%	413,334	16%	350,538	15%	18%
Credit and political risk	29,621	3%	26,186	3%	13%	92,146	4%	75,678	3%	22%
Accident and health	83,325	9%	48,144	6%	73%	219,921	9%	140,491	6%	57%
Total	$885,714	100%	$782,101	100%	13%	$2,544,920	100%	$2,303,640	100%	10%

Net premiums earned for the three months ended September 30, 2023 increased by $104 million, or 13% ($113 million, or 14%, on a constant currency basis(1)), compared to the three months ended September 30, 2022.

The increase was primarily driven by increases in gross premiums earned in property, liability, marine and aviation, and accident and health lines, together with a decrease in ceded premiums earned in professional lines. These amounts were partially offset by increases in ceded premiums earned in property, and liability lines together with decreases in gross premiums earned in professional lines and cyber lines.

Net premiums earned for the nine months ended September 30, 2023 increased by $241 million, or 10% ($271 million, or 12%, on a constant currency basis), compared to the nine months ended September 30, 2022.

The increase was primarily driven by increases in gross premiums earned in property, liability, accident and health, marine and aviation, credit and political risk, and cyber lines, together with a decrease in ceded premiums earned in professional lines. These amounts were partially offset by increases in ceded premiums earned in property, liability, and marine and aviation lines together with a decrease in gross premiums earned in professional lines.

(1) Amounts presented on a constant currency basis are non-GAAP financial measures as defined in Item 10 (e) of SEC Regulation S-K. The constant currency basis is calculated by applying the average foreign exchange rate from the current year to the prior year balance.

Loss Ratio

The components of the loss ratio were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2023	% Point Change	2022	2023	% Point Change	2022

Current accident year loss ratio	55.7%	(11.0)	66.7%	55.2%	(3.8)	59.0%
Prior year reserve development ratio	(0.2%)	0.1	(0.3%)	(0.2%)	0.3	(0.5%)
Loss ratio	55.5%	(10.9)	66.4%	55.0%	(3.5)	58.5%

Current Accident Year Loss Ratio

The current accident year loss ratio decreased to 55.7% for the three months ended September 30, 2023, from 66.7% for the three months ended September 30, 2022.

The decrease in the current accident year loss ratio for three months ended September 30, 2023, compared to the same period in 2022, was impacted by a lower level of catastrophe and weather-related losses. During the three months ended September 30, 2023, catastrophe and weather-related losses, were $37 million, or 4.2 points, primarily attributable to Maui wildfires, Hurricane Idalia, and other weather-related events. Comparatively, during the three months ended September 30, 2022, catastrophe and weather-related losses, were $113 million, or 14.1 points, primarily attributable to Hurricane Ian and other events.

After adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio decreased to 51.5% for the three months ended September 30, 2023, from 52.6% for the three months ended September 30, 2022. The decrease was principally due to changes in business mix associated with the increase in property lines and the decrease in professional lines business written in recent periods, together with improved loss experience in property lines.

The current accident year loss ratio decreased to 55.2% for the nine months ended September 30, 2023, from 59.0% for the nine months ended September 30, 2022.

The decrease in current accident year loss ratio for nine months ended September 30, 2023, compared to the same period in 2022, was impacted by a lower level of catastrophe and weather-related losses. During the nine months ended September 30, 2023, catastrophe and weather-related losses, were $88 million, or 3.5 points, primarily attributable to the Earthquake in Turkey, Maui wildfires, Cyclone Gabrielle, New Zealand floods, Hurricane Idalia, and other weather-related events. Comparatively, during the nine months ended September 30, 2022, catastrophe and weather-related losses, were $174 million, or 7.4 points, including natural catastrophe and weather-related losses of $154 million, or 6.6 points, primarily attributable to Hurricane Ian, Eastern Australia floods, South Africa floods, and other weather-related events. The remaining losses of $20 million, or 0.9 points, were attributable to the Russia-Ukraine war.

After adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio of 51.7% for the nine months ended September 30, 2023, was comparable to the current accident year loss ratio of 51.6% for the nine months ended September 30, 2022, principally due to heightened loss trends in liability lines consistent with changes in loss assumptions reflected in recent periods, largely offset by changes in business mix associated with the increase in property lines and decrease in professional lines business written in recent periods.

Prior Year Reserve Development

Refer to Item 1, Note 6 to the Consolidated Financial Statements 'Reserve for losses and loss expenses' for details on the lines of business and prior year reserve development.

Acquisition Cost Ratio

The acquisition cost ratio increased to 19.1% for the three months ended September 30, 2023, from 17.8% for the three months ended September 30, 2022, primarily related to a decrease in ceding commissions largely associated with changes in business mix driven by an increase in property lines of business written in recent periods which are associated with relatively lower ceding commissions and a decrease in professional lines of business written in recent periods which are associated with relatively higher ceding commissions together with an increase in profit commissions, partially offset by a decrease in variable commissions in property lines.

The acquisition cost ratio increased to 18.6% for the nine months ended September 30, 2023, from 18.4% for the nine months ended September 30, 2022, primarily related to a decrease in ceding commissions largely associated with changes in business mix driven by an increase in property lines of business written in recent periods which are associated with a relatively lower ceding commissions and a decrease in professional lines of business written in recent periods which are associated with relatively higher ceding commissions.

Underwriting-Related General and Administrative Expense Ratio

The underwriting-related general and administrative expense ratio decreased to 13.6% for the three months ended September 30, 2023, from 13.8% for the three months ended September 30, 2022, mainly driven by an increase in net premiums earned, largely offset by an increase in performance-related compensation costs.

The underwriting-related general and administrative expense ratio decreased to 13.7% for the nine months ended September 30, 2023, from 14.3% for the nine months ended September 30, 2022, mainly driven by an increase in net premiums earned, partially offset by increases in performance-related compensation costs.

Reinsurance Segment

Results from the reinsurance segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2023	% Change	2022	2023	% Change	2022

Revenues:
Gross premiums written	$448,254	15%	$389,918	$2,014,846	(14%)	$2,341,123
Net premiums written	90,105	(65%)	258,995	1,241,221	(26%)	1,675,382
Net premiums earned	436,850	(13%)	502,765	1,273,588	(16%)	1,516,523
Other insurance related income	10,366	nm	941	16,354	72%	9,528

Expenses:
Current accident year net losses and loss expenses	(293,725)		(425,082)	(850,039)		(1,102,847)
Prior year reserve development	1,153		2,177	7,685		5,236
Acquisition costs	(94,005)		(101,075)	(273,614)		(323,464)
Underwriting-related general and administrative expenses	(18,271)		(24,498)	(61,757)		(82,471)

Underwriting income (loss)	$42,368		$(44,772)	$112,217		$22,505
Ratios:		% Point Change			% Point Change
Current accident year loss ratio, excluding catastrophe and weather-related losses	66.2%	2.0	64.2%	64.9%	3.3	61.6%
Catastrophe and weather-related losses ratio	1.0%	(19.3)	20.3%	1.8%	(9.3)	11.1%
Current accident year loss ratio	67.2%	(17.3)	84.5%	66.7%	(6.0)	72.7%
Prior year reserve development ratio	(0.2%)	0.2	(0.4%)	(0.6%)	(0.3)	(0.3%)
Net losses and loss expenses ratio	67.0%	(17.1)	84.1%	66.1%	(6.3)	72.4%
Acquisition cost ratio	21.5%	1.4	20.1%	21.5%	0.2	21.3%
Underwriting-related general and administrative expense ratio	4.2%	(0.7)	4.9%	4.9%	(0.5)	5.4%
Combined ratio	92.7%	(16.4)	109.1%	92.5%	(6.6)	99.1%

nm – not meaningful

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended September 30,					Nine months ended September 30,
	2023		2022		% Change	2023		2022		% Change

Liability	$184,665	41%	$156,500	40%	18%	$542,760	27%	$630,921	27%	(14%)
Accident and health	64,463	14%	59,313	15%	9%	381,144	19%	400,016	17%	(5%)
Professional lines	42,950	10%	27,575	7%	56%	365,384	18%	334,210	14%	9%
Credit and surety	70,486	16%	53,944	14%	31%	289,153	14%	234,692	10%	23%
Motor	27,113	6%	22,035	6%	23%	194,194	10%	209,563	9%	(7%)
Agriculture	37,846	8%	39,312	10%	(4%)	127,231	6%	117,108	5%	9%
Marine and aviation	6,954	2%	8,823	2%	(21%)	59,518	3%	84,506	4%	(30%)
Total	434,477	97%	367,502	94%	18%	1,959,384	97%	2,011,016	86%	(3%)

Run-off lines
Catastrophe	6,415	2%	21,227	5%	(70%)	33,590	2%	221,700	10%	(85%)
Property	5,271	1%	2,173	1%	nm	18,718	1%	98,882	4%	(81%)
Engineering	2,091	—%	(984)	—%	nm	3,154	—%	9,525	—%	(67%)
Total run-off lines	13,777	3%	22,416	6%	(39%)	55,462	3%	330,107	14%	(83%)
Total	$448,254	100%	$389,918	100%	15%	$2,014,846	100%	$2,341,123	100%	(14%)

nm – not meaningful

Gross premiums written for the three months ended September 30, 2023, increased by $58 million, or 15%, compared to the three months ended September 30, 2022. The increase was primarily attributable to liability, credit and surety, professional lines, accident and health, and motor lines, partially offset by a decrease in catastrophe lines.

The increase in liability was related to new business, an increased line size on a significant U.S. regional multi-line contract, timing of the renewal of significant contracts, partially offset by a lower level of premium adjustments associated with favorable market conditions in the three months ended September 30, 2023, compared to the three months ended September 30, 2022.

The increase in credit and surety lines was driven by increased line sizes on surety contracts and new mortgage business.

The increase in professional lines was attributable to new business and the timing of renewals, partially offset by a lower level of premium adjustments associated with favorable market conditions in the three months ended September 30, 2023, compared to the three months ended September 30, 2022.

The increase in accident and health lines was related to new business.

The increase in motor lines was due to positive premium adjustments in the three months ended September 30, 2023 attributable to several contracts compared to negative premium adjustments in the three months ended September 30, 2022 associated with unfavorable market conditions.

The decrease in catastrophe lines was associated with the exit from this line of business in June 2022.

Gross premiums written for the nine months ended September 30, 2023, decreased by $326 million, or 14% ($281 million, or 12%, on a constant currency basis), compared to the nine months ended September 30, 2022. The decrease was attributable to catastrophe, liability, property, marine and aviation, accident and health, motor, and engineering lines, partially offset by increases in credit and surety, professional lines, and agriculture lines.

The decreases in catastrophe and property lines were associated with the exit from these lines of business in June 2022.

The decrease in liability lines was related to non-renewals of U.S. regional multi-line business that included a high proportion of property exposures and a decreased line size on a significant contract following the exit from catastrophe and property lines of business, together with non-renewals and decreased line sizes associated with repositioning the portfolio, partially offset by new business.

The decrease in marine and aviation lines was driven by non-renewals of marine business and the exit from aviation business effective January 1, 2023.

The decrease in accident and health lines was related to lower premium adjustments in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, together with the timing of renewals of two significant contracts.

The decrease in motor lines was due to non-renewals and decreased line sizes associated with repositioning the portfolio, partially offset by new business and premium adjustments attributable to a significant contract and favorable market conditions.

The decrease in engineering lines was attributable to premium adjustments related to a significant contract in the nine months ended September 30, 2022.

The increase in credit and surety lines was driven by new business, including mortgage business.

The increase in professional lines was attributable to new business and increased line sizes, partially offset by a lower level of premium adjustments associated with favorable market conditions in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

The increase in agriculture lines was due to new business and an increased line size on a significant contract, partially offset by the non-renewals.

Ceded Premiums Written

Ceded premiums written for the three months ended September 30, 2023, was $358 million, or 80%, of gross premiums written, compared to $131 million, or 34%, of gross premiums written for the three months ended September 30, 2022. The increase in ceded premiums written of $227 million, or 174%, was primarily driven by increases in liability, professional lines, credit and surety, accident and health, and motor lines, partially offset by a decrease in catastrophe lines.

The increases in liability, professional lines, credit and surety, accident and health, and motor lines were primarily attributable to premiums ceded to a quota share retrocession agreement entered into with Monarch Point Re on September 22, 2023 with an effective date of January 1, 2023. Refer to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview – Recent Developments – Retrocession Agreement with Monarch Point Re for further information.

The decrease in catastrophe lines was due to lower costs associated with catastrophe bond protection, together with the decrease in gross premiums written in the three months ended September 30, 2023, compared to the three months ended September 30, 2022 following the exit from this line of business in June 2022.

Ceded premiums written for the nine months ended September 30, 2023, was $774 million, or 39%, of gross premiums written, compared to $666 million, or 28%, of gross premiums written for the nine months ended September 30, 2022. The increase in ceded premiums written of $108 million, or 16%, was primarily driven by increases in professional lines, liability, accident and health, credit and surety, motor, and agriculture lines, partially offset by a decrease in catastrophe lines.

The increases in professional lines, liability, accident and health, credit and surety, and motor lines were primarily attributable to premiums ceded to a quota share retrocession agreement entered into with Monarch Point Re on September 22, 2023 with an effective date of January 1, 2023. Refer to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview – Recent Developments – Retrocession Agreement with Monarch Point Re for further information.

The increase in professional lines was also due to the restructuring of a significant quota share retrocessional treaty with a strategic capital partner, partially offset by the non-renewal of a significant retrocessional treaty with a strategic capital partner.

The increase in liability lines was partially offset by the decrease in gross premiums written in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, the restructuring of a significant quota share retrocessional treaty, and the non-renewal of a significant retrocessional treaty with a strategic capital partner.

The increase in accident and health lines was also attributable to the restructuring of a significant quota share retrocessional treaty with a strategic capital partner.

The increase in credit and surety lines was partially offset by the restructuring of a significant quota share retrocessional treaty and the non-renewal of a fronting arrangement.

The increase in motor lines was partially offset by the decrease in gross premiums written in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

The increase in agriculture lines was attributable to premiums ceded to a new quota share retrocessional treaty.

The decrease in catastrophe lines was due to lower costs associated with catastrophe bond protection, together with the decrease in gross premiums written in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022 following the exit from this line of business in June 2022.

Net premiums earned by line of business were as follows:

	Three months ended September 30,					Nine months ended September 30,
	2023		2022		% Change	2023		2022		% Change

Liability	$106,489	24%	$126,858	25%	(16%)	$317,006	25%	$361,540	24%	(12%)
Accident and health	93,585	21%	98,156	20%	(5%)	265,689	21%	286,085	19%	(7%)
Professional lines	54,590	12%	62,472	12%	(13%)	169,601	13%	181,540	12%	(7%)
Credit and surety	61,717	14%	45,126	9%	37%	176,092	14%	138,326	9%	27%
Motor	40,373	9%	46,619	9%	(13%)	124,166	10%	147,246	10%	(16%)
Agriculture	39,428	9%	40,106	8%	(2%)	91,520	7%	84,058	6%	9%
Marine and aviation	17,310	4%	19,266	4%	(10%)	49,436	4%	57,332	4%	(14%)
Total	413,492	93%	438,603	87%	(6%)	1,193,510	94%	1,256,127	84%	(5%)

Run-off lines
Catastrophe	8,923	4%	31,710	6%	(72%)	31,236	2%	130,889	7%	(76%)
Property	10,020	2%	28,323	6%	(65%)	37,327	3%	104,964	7%	(64%)
Engineering	4,415	1%	4,129	1%	7%	11,515	1%	24,543	2%	(53%)
Total run-off lines	23,358	7%	64,162	13%	(64%)	80,078	6%	260,396	16%	(69%)
Total	$436,850	100%	$502,765	100%	(13%)	$1,273,588	100%	$1,516,523	100%	(16%)

Net premiums earned for the three months ended September 30, 2023, decreased by $66 million, or 13% ($51 million, or 10%, on a constant currency basis), compared to the three months ended September 30, 2022.

The decrease was primarily driven by decreases in gross premiums earned in catastrophe, liability, property, professional lines and motor lines. These amounts were partially offset by a decrease in ceded premiums earned in catastrophe lines and an increase in gross premiums earned in credit and surety lines.

Net premiums earned for the nine months ended September 30, 2023, decreased by $243 million, or 16% ($196 million, or 13%, on a constant currency basis), compared to the nine months ended September 30, 2022.

The decrease was primarily driven by decreases in gross premiums earned in catastrophe, property, liability, accident and health, motor, engineering, and marine and aviation lines, together with increases in ceded premiums earned in motor, professional lines, and accident and health lines. These amounts were partially offset by decreases in ceded premiums earned in catastrophe, and liability lines and increases in gross premiums earned in credit and surety, and agriculture lines.

Other Insurance Related Income (Loss)

Other insurance related income increased by $9 million to $10 million for the three months ended September 30, 2023, compared to other insurance related income of $1 million for the three months ended September 30, 2022, primarily associated with an increase in fees related to arrangements with strategic capital partners.

Other insurance related income increased by $7 million to $16 million for the nine months ended September 30, 2023, compared to other insurance related income of $10 million for the nine months ended September 30, 2022, primarily associated with an increase in fees related to arrangements with strategic capital partners.

Loss Ratio

The components of the loss ratio were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2023	% Point Change	2022	2023	% Point Change	2022

Current accident year loss ratio	67.2%	(17.3)	84.5%	66.7%	(6.0)	72.7%
Prior year reserve development ratio	(0.2%)	0.2	(0.4%)	(0.6%)	(0.3)	(0.3%)
Loss ratio	67.0%	(17.1)	84.1%	66.1%	(6.3)	72.4%

Current Accident Year Loss Ratio

The current accident year loss ratio decreased to 67.2% for the three months ended September 30, 2023 from 84.5% for the three months ended September 30, 2022.

The current accident year loss ratio for three months ended September 30, 2023, compared to the same period in 2022, was impacted by a lower level of catastrophe and weather-related losses. During the three months ended September 30, 2023, catastrophe and weather-related losses, were $5 million, or 1.0 point, primarily attributable to weather-related events. Comparatively, during the three months ended September 30, 2022, catastrophe and weather-related losses, were $99 million, or 20.3 points, primarily attributable to Hurricane Ian, an increase of $23 million in the net loss estimate attributable to June European Convective Storms consistent with an updated industry insured loss estimate, and other weather-related events.

After adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio increased to 66.2% for the three months ended September 30, 2023, from 64.2% for the three months ended September 30, 2022. The increase was principally due to changes in business mix associated with the exit from catastrophe and property lines of business, the impact of the loss expense related to the retrocession agreement entered into with Monarch Point Re, partially offset by changes in business mix due to the increase in credit and surety lines of business written in the recent periods which carry a relatively lower loss ratio.

The current accident year loss ratio decreased to 66.7% for the nine months ended September 30, 2023 from 72.7% for the nine months ended September 30, 2022.

The current accident year loss ratio for nine months ended September 30, 2023, compared to the same period in 2022, was impacted by a lower level of catastrophe and weather-related losses. During the nine months ended September 30, 2023, catastrophe and weather-related losses, were $24 million, or 1.8 points, primarily attributable to Cyclone Gabrielle, and other weather-related events. Comparatively, during the nine months ended September 30, 2022, catastrophe and weather-related losses, were $166 million, or 11.1 points, including natural catastrophe and weather-related losses of $153 million, or 10.2 points, primarily attributable to Hurricane Ian, June European Convective Storms, South Africa floods, Eastern Australia floods and other weather-related events. The remaining losses of $13 million, or 0.9 points, were attributable to the Russia-Ukraine war.

After adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio increased to 64.9% for the nine months ended September 30, 2023, from 61.6% for the nine months ended September 30, 2022. The increase was principally due to changes in business mix associated with the exit from catastrophe and property lines of business, elevated experience in engineering lines, and the impact of the loss expense related to the retrocession agreement entered into with Monarch Point Re, partially offset by changes in business mix due to the increase in credit and surety lines of business written in the recent periods which carry a relatively lower loss ratio.

Prior Year Reserve Development

Refer to Item 1, Note 6 to the Consolidated Financial Statements 'Reserve for losses and loss expenses' for details on the lines of business and prior year reserve development.

Acquisition Cost Ratio

The acquisition cost ratio increased to 21.5% for the three months ended September 30, 2023, from 20.1% for the three months ended September 30, 2022, principally related to adjustments attributable to loss-sensitive features driven by improved loss performance mainly in credit and surety, and accident and health lines, and higher costs associated with changes in business mix driven by increases in credit and surety, professional lines, and accident and health lines of business written in recent periods together with decreases in catastrophe and property lines of business written in recent periods, partially offset by the impact of retrocessional contracts on professional lines, and liability lines.

The acquisition cost ratio increased to 21.5% for the nine months ended September 30, 2023, from 21.3% for the nine months ended September 30, 2022, principally related to changes in business mix driven by increases in professional lines, credit and surety, and liability lines of business written in recent periods together with decreases in catastrophe and property lines of business written in recent periods, largely offset by the impact of retrocessional contracts on professional lines, credit and surety, liability, and motor lines.

Underwriting-Related General and Administrative Expense Ratio

The underwriting-related general and administrative expense decreased to 4.2% for the three months ended September 30, 2023, from 4.9% for the three months ended September 30, 2022, mainly driven by a decrease in personnel costs associated with the exit from catastrophe and property lines of business, partially offset by a decrease in net premiums earned, an increase in performance-related compensation costs and a decrease in fees related to arrangements with strategic capital partners.

The underwriting-related general and administrative expense ratio decreased to 4.9% for the nine months ended September 30, 2023, from 5.4% for the nine months ended September 30, 2022, mainly driven by a decrease in personnel costs associated with the exit from catastrophe and property lines of business, partially offset by decreases in net premiums earned and fees related to arrangements with strategic capital partners.

NET INVESTMENT INCOME AND NET INVESTMENT GAINS (LOSSES)

Net Investment Income

Net investment income from our cash and investment portfolio by major asset class was as follows:

	Three months ended September 30,			Nine months ended September 30,
	2023	% Change	2022	2023	% Change	2022

Fixed maturities	$133,006	52%	$87,364	$375,659	67%	$224,780
Other investments	312	nm	(7,576)	(4,543)	nm	32,801
Equity securities	3,050	22%	2,490	8,495	16%	7,349
Mortgage loans	8,892	42%	6,256	26,158	71%	15,323
Cash and cash equivalents	14,465	nm	5,350	35,638	nm	10,147
Short-term investments	2,195	nm	1,004	5,984	nm	1,571
Gross investment income	161,920	71%	94,888	447,391	53%	291,971
Investment expense	(7,719)	15%	(6,711)	(22,589)	12%	(20,227)
Net investment income	$154,201	75%	$88,177	$424,802	56%	$271,744

Pre-tax yield:(1)
Fixed maturities	4.0%		2.7%	3.8%		2.4%

nm - not meaningful
(1) Pre-tax yield is calculated by dividing annualized net investment income by the average month-end amortized cost balances.

Fixed Maturities

Net investment income attributable to fixed maturities for the three and nine months ended September 30, 2023, was $133 million and $376 million, respectively, compared to net investment income of $87 million and $225 million, respectively, for the three and nine months ended September 30, 2022. The increase for the three and nine months ended September 30, 2023, compared to the same period in 2022, was due to an increase in yields.

Other Investments
Net investment income (loss) from other investments was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Hedge, direct lending, private equity and real estate funds	$1,327	$(7,565)	$1,058	$31,170
Other privately held investments	(1,348)	(901)	(6,861)	(1,285)
CLO-Equities	333	890	1,260	2,916
Total net investment income (loss) from other investments	$312	$(7,576)	$(4,543)	$32,801

Pre-tax return on other investments(1)	—%	(0.8%)	(0.5%)	3.4%

(1)The pre-tax return on other investments is calculated by dividing total net investment income from other investments (non-annualized) by the average month-end fair value balances held for the periods indicated.

Net investment income (loss) attributable to other investments for the three and nine months ended September 30, 2023, was $0.3 million and $(5) million, respectively, compared to net investment income (loss) of $(8) million and $33 million, respectively, for the three and nine months ended September 30, 2022. The increase for the three months ended September 30, 2023, compared to the same period in 2022, was primarily related to higher returns from private equity funds and direct lending funds. The decrease for the nine months ended September 30, 2023, compared to the same period in 2022, was primarily related to lower returns from real estate funds and private equity funds.

Net Investment Gains (Losses)

Net investment gains (losses) were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

On sale of investments:
Fixed maturities and short-term investments	$(27,247)	$(98,926)	$(100,760)	$(238,124)
Equity securities	8,429	6,819	9,568	6,594
	(18,818)	(92,107)	(91,192)	(231,530)
(Increase) decrease in allowance for expected credit losses, fixed maturities, available for sale	1,618	(3,210)	2,800	(10,191)
(Increase) decrease in allowance for expected credit losses, mortgage loans	(541)	—	(4,179)	—
Impairment losses (1)	(41)	(6,491)	(9,124)	(7,074)
Change in fair value of investment derivatives	1,692	4,400	218	11,463
Net unrealized gains (losses) on equity securities	(37,024)	(49,050)	3,806	(176,899)
Net investment gains (losses)	$(53,114)	$(146,458)	$(97,671)	$(414,231)

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

Net investment losses for the three and nine months ended September 30, 2023 were $53 million and $98 million, respectively, compared to net investment losses of $146 million and $414 million, respectively, for the three and nine months ended September 30, 2022.

For the three months ended September 30, 2023, the net investment losses were primarily due to net realized losses on the sale of U.S. government and corporate debt securities, and net unrealized losses on equity securities. For the three months ended September 30, 2022, the net investment losses were primarily due to net realized losses on the sale of corporate debt, U.S government and Agency RMBS, and net unrealized losses on equity securities.

For the nine months ended September 30, 2023, the net investment losses were primarily due to net realized losses on the sale of corporate debt and U.S government securities. For the nine months ended September 30, 2022, the net investment losses were primarily due to net realized losses on the sale of corporate debt, U.S government and Agency RMBS, and net unrealized losses on equity securities.

(Increase) decrease in allowance for expected credit losses, mortgage loans

For the three and nine months ended September 30, 2023, the allowance for expected credit losses increased by $1 million and $4 million, respectively, primarily related to two collateral dependent mortgage loans. Refer to Note 3(d) to the Consolidated Financial Statements 'Investments'.

Impairment Losses

The impairment losses for the three and nine months ended September 30, 2023 were $nil and $9 million, respectively, compared to impairment losses of $6 million and $7 million, respectively, for the three and nine months ended September 30, 2022. The increase in impairment losses related to a small number of securities that we intend to sell before their anticipated recovery.

Change in Fair Value of Investment Derivatives

We economically hedge foreign exchange exposure with derivative contracts.

For the three and nine months ended September 30, 2023, foreign exchange hedges resulted in net gains of $2 million and $nil, respectively, primarily attributable to securities denominated in euro and pound sterling.

For the three and nine months ended September 30, 2022, foreign exchange hedges resulted in net gains of $4 million and $11 million, respectively, primarily attributable to securities denominated in euro and pound sterling.

Total Return
Total return on cash and investments was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Net investment income	$154,201	$88,177	$424,802	$271,744
Net investments gains (losses)	(53,114)	(146,458)	(97,671)	(414,231)
Change in net unrealized gains (losses) on fixed maturities (1)	(157,943)	(296,487)	(17,909)	(1,142,423)
Interest in income (loss) of equity method investments	2,940	(7,560)	2,835	5,040
Total	$(53,916)	$(362,328)	$312,057	$(1,279,870)

Average cash and investments(2)	$16,281,540	$15,824,697	$16,057,260	$16,003,712

Total return on average cash and investments, pre-tax:
Including investment related foreign exchange movements	(0.3%)	(2.3%)	1.9%	(8.0%)
Excluding investment related foreign exchange movements(3)	—%	(1.8%)	2.0%	(6.8%)

(1)Change in net unrealized gains (losses) on fixed maturities is calculated by taking net unrealized gains (losses) at period end less net unrealized gains (losses) at the prior period end.
(2)The average cash and investments balance is calculated by taking the average of the period end fair value balances.
(3)Pre-tax total return on cash and investments excluding foreign exchange movements is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to pre-tax total return on cash and investments, the most comparable GAAP financial measure, included foreign exchange (losses) gains of $(49) million and $(83) million for the three months ended September 30, 2023 and 2022, respectively and foreign exchange (losses) gains of $(9) million and $(189) million for the nine months ended September 30, 2023 and 2022, respectively.

OTHER EXPENSES (REVENUES), NET

The following table provides a summary of other expenses (revenues), net:

	Three months ended September 30,			Nine months ended September 30,
	2023	% Change	2022	2023	% Change	2022

Corporate expenses	$40,682	58%	$25,675	$102,345	28%	$79,803
Foreign exchange gains	(50,570)	(63%)	(135,660)	(11,755)	(95%)	(236,934)
Interest expense and financing costs	16,445	3%	15,915	50,077	7%	46,720
Income tax expense (benefit)	24,624	nm	(363)	68,078	nm	(5,304)
Total	$31,181		$(94,433)	$208,745		$(115,715)

nm – not meaningful

Corporate Expenses

Corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company.

As a percentage of net premiums earned, corporate expenses were 3.1% for the three months ended September 30, 2023, compared to 2.0% for the three months ended September 30, 2022 due to increases in performance-related compensation costs, executive-related compensation costs associated with the transition in our senior leadership.

As a percentage of net premiums earned, corporate expenses were 2.7% for the nine months ended September 30, 2023, compared to 2.1% for the nine months ended September 30, 2022 due to increases in performance-related compensation costs, executive-related compensation costs associated with the transition in our senior leadership and professional fees.

Foreign Exchange Losses (Gains)

Some of our business is written in currencies other than the U.S. dollar.

Foreign exchange gains of $51 million for the three months ended September 30, 2023 were mainly driven by the impact of the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling, euro and Canadian dollar.

Foreign exchange gains of $12 million for the nine months ended September 30, 2023 were mainly driven by the impact of the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling and the Turkish lira.

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

Interest expense and financing costs were $16 million and $50 million for the three and nine months ended September 30, 2023, respectively, and $16 million and $47 million for the three and nine months ended September 30, 2022, respectively.

Income Tax Expense (Benefit)

Income tax expense (benefit) primarily results from income (loss) generated by our foreign operations in the U.S., U.K., and Europe. Our effective tax rate which is calculated as income tax expense (benefit) divided by income (loss) before tax including interest in income (loss) of equity method investments was 11.6% for the three and nine months ended September 30, 2023, and 3.7% and (3.1)% for the three and nine months ended September 30, 2022, respectively. This effective rate can vary between periods depending on the distribution of net income (loss) among tax jurisdictions, as well as other factors.

The tax expense of $25 million for the three months ended September 30, 2023 was principally due to the generation of pre-tax income in our U.S., U.K. and European operations.

The tax expense of $68 million for the nine months ended September 30, 2023 was principally due to the generation of pre-tax income in our U.S., U.K. and European operations.

The tax expense (benefit) of $nil for the three months ended September 30, 2022 was principally due to the generation of pre-tax losses in our U.S. and U.K. operations, and the revaluation of the net deferred tax liability associated with the increase in the U.K. tax rate to 25% from 19%, effective April 1, 2023, partially offset by an increase in the valuation allowance on deferred tax assets in Europe.

The tax benefit of $5 million for the nine months ended September 30, 2022 was principally due to the revaluation of net operating loss deferred tax assets associated with the increase in the U.K. tax rate to 25% from 19%, effective April 1, 2023, and the generation of pre-tax losses in our U.S. operations, partially offset by an increase in the valuation allowance on deferred tax assets in Europe.

FINANCIAL MEASURES

We believe the following financial indicators are important in evaluating performance and measuring the overall growth in value generated for common shareholders:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Annualized return on average common equity(1)	16.1%	(1.7%)	15.4%	4.7%
Annualized operating return on average common equity(2)	18.0%	0.3%	18.4%	10.2%
Book value per diluted common share(3)	$51.17	$43.50	$51.17	$43.50
Cash dividends declared per common share	$0.44	$0.43	$1.32	$1.29
Increase (decrease) in book value per diluted common share adjusted for dividends	$0.63	$(3.69)	$9.43	$(10.99)

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

The increase in ROACE for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was primarily driven by underwriting income, a decrease in net investment losses, an increase in net investment income, and an increase in interest in income of equity method investments, partially offset by a decrease in foreign exchange gains, income tax expense, and increases in reorganization expenses, average common shareholders' equity and corporate expenses.

The increase in ROACE for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was primarily driven by a decrease in net investment losses, increase in underwriting income and net investment income, and a decrease in average common shareholders' equity, partially offset by a decrease in foreign exchange gains, income tax expense, and increases in corporate expenses and reorganization expenses.

Operating ROACE excludes the impact of net investment gains (losses), foreign exchange losses (gains), reorganization expenses, and interest in income (loss) of equity method investments.

The increase in operating ROACE for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was primarily driven by underwriting income, an increase in net investment income, partially offset by income tax expense and increases in average common shareholders' equity and corporate expenses.

The increase in operating ROACE for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was primarily driven by an increase in underwriting income and net investment income and a decrease in average common shareholder's equity, partially offset by income tax expense and an increase in corporate expenses.

Book Value per Diluted Common Share

We consider book value per diluted common share to be an appropriate measure of returns to common shareholders, as we believe growth in book value on a diluted basis will ultimately translate into appreciation of our stock price.

During the three months ended September 30, 2023, book value per diluted common share increased by 0.4% due to net income for the period, partially offset by net unrealized investment losses reported in accumulated other comprehensive income (loss), and common dividends declared.

During the nine months ended September 30, 2023, book value per diluted common share increased by 9% due to net income for the period, partially offset by common dividends declared.

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

During the three months ended September 30, 2023, the increase in total value of $0.63, or 1%, was driven by net income for the period, partially offset by net unrealized investment losses recognized in accumulated other comprehensive income (loss).

During the nine months ended September 30, 2023, the increase in total value of $5.54, or 12%, was driven by net income for the period.

During the three months ended September 30, 2022, the decrease in total value of $3.69, or 8%, was driven by net unrealized losses reported in accumulated other comprehensive income (income), and the net loss generated.

During the nine months ended September 30, 2022, the decrease in total value of 10.99, or 20%, was driven by net unrealized losses reported in accumulated other comprehensive income (income), partially offset by the net income generated.

NON-GAAP FINANCIAL MEASURES RECONCILIATION

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Net income (loss) available (attributable) to common shareholders	$180,535	$(16,947)	$496,182	$151,904
Net investment (gains) losses(1)	53,114	146,458	97,671	414,231
Foreign exchange gains(2)	(50,570)	(135,660)	(11,755)	(236,934)
Reorganization expenses(3)	28,997	6,213	28,997	21,941
Interest in (income) loss of equity method investments(4)	(2,940)	7,560	(2,835)	(5,040)
Income tax benefit	(7,245)	(5,117)	(15,138)	(14,779)
Operating income	$201,891	$2,507	$593,122	$331,323

Earnings (loss) per diluted common share	$2.10	$(0.20)	$5.77	$1.77
Net investment (gains) losses	0.62	1.72	1.14	4.83
Foreign exchange gains	(0.59)	(1.59)	(0.14)	(2.77)
Reorganization expenses	0.34	0.07	0.34	0.26
Interest in (income) loss of equity method investments	(0.03)	0.09	(0.03)	(0.06)
Income tax benefit	(0.10)	(0.06)	(0.18)	(0.17)
Operating income per diluted common share	$2.34	$0.03	$6.90	$3.86

Weighted average diluted common shares outstanding(5)	86,108	85,376	85,927	85,674

Average common shareholders' equity	$4,477,086	$3,973,027	$4,286,559	$4,327,040

Annualized return on average common equity	16.1%	(1.7%)	15.4%	4.7%

Annualized operating return on average common equity(6)	18.0%	0.3%	18.4%	10.2%

(1)Tax expense (benefit) of $(4,318) and $(608) for the three months ended September 30, 2023 and 2022, respectively, and $(8,198) and $(33,519) for the nine months ended September 30, 2023 and 2022, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.
(2)Tax expense (benefit) of $2,318 and $(3,757) for the three months ended September 30, 2023 and 2022, respectively, and $(1,695) and $21,191 for the nine months ended September 30, 2023 and 2022, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.
(3)Tax expense (benefit) of $(5,245) and $(752) for the three months ended September 30, 2023 and 2022, respectively, and $(5,245) and $(2,451) for the nine months ended September 30, 2023 and 2022, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.
(4)Tax expense (benefit) of $nil for the three and nine months ended September 30, 2023 and 2022, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.
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

Reorganization expenses in 2023 include impairments of computer software assets and severance costs associated with the departures of certain employees mainly attributable to our "How We Work" program which focuses on simplifying our operating structure. Reorganization expenses in 2022 included severance costs and impairments of computer software assets mainly attributable to our exit from catastrophe and property reinsurance lines of business which was part of an overall approach to reduce our exposure to volatile catastrophe risk. Reorganization expenses are primarily driven by business decisions, the nature and timing of which are not related to the underwriting process. Therefore, these expenses are excluded from consolidated underwriting income (loss).

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

Reorganization expenses in 2023 include impairments of computer software assets and severance costs associated with the departures of certain employees mainly attributable to our "How We Work" program which focuses on simplifying our operating structure. Reorganization expenses in 2022 included severance costs and impairments of computer software assets mainly attributable to our exit from catastrophe and property reinsurance lines of business which was part of an overall approach to reduce our exposure to volatile catastrophe risk. Reorganization expenses are primarily driven by business decisions, the nature and timing of which are not related to the underwriting process. Therefore, these expenses are excluded from consolidated operating income (loss).

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

CASH AND INVESTMENTS

Details of cash and investments are as follows:

	September 30, 2023	December 31, 2022
	Fair Value	Fair Value

Fixed maturities, available for sale	$11,723,368	$11,326,894
Fixed maturities, held to maturity(1)	696,639	674,743
Equity securities	556,262	485,253
Mortgage loans	610,277	627,437
Other investments	954,571	996,751
Equity method investments	162,412	148,288
Short-term investments	115,959	70,310
Total investments	$14,819,488	$14,329,676

Cash and cash equivalents(2)	$1,267,315	$1,174,653

(1)Presented at net carrying value of $713 million (2022: $698 million) in the consolidated balance sheets.
(2)Includes restricted cash and cash equivalents of $378 million and $423 million at September 30, 2023 and at December 31, 2022, respectively.

Overview

The fair value of total investments increased by $490 million in the nine months ended September 30, 2023, driven by the reinvestment of interest income and cashflows from operations.

An analysis of our investment portfolio by asset class is detailed below:

Fixed Maturities

Details of our fixed maturities portfolio are as follows:

	September 30, 2023		December 31, 2022
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$2,860,633	23%	$2,639,330	22%
Non-U.S. government	670,255	5%	562,029	5%
Corporate debt	4,307,284	36%	4,329,328	36%
Agency RMBS	1,541,505	12%	1,202,785	10%
CMBS	865,051	7%	947,778	8%
Non-agency RMBS	137,804	1%	133,534	1%
ABS	1,886,086	15%	2,030,498	17%
Municipals(1)	151,389	1%	156,355	1%
Total	$12,420,007	100%	$12,001,637	100%

Credit ratings:
U.S. government and agency	$2,860,633	23%	$2,639,330	22%
AAA(2)	2,784,990	22%	4,189,661	36%
AA(2)	2,533,358	21%	871,966	7%
A	1,875,948	15%	1,835,746	15%
BBB	1,327,344	11%	1,377,638	11%
Below BBB(3)	1,037,734	8%	1,087,296	9%
Total	$12,420,007	100%	$12,001,637	100%

(1)Includes bonds issued by states, municipalities, and political subdivisions.
(2)Includes U.S. government-sponsored agencies, residential mortgage-backed securities ("RMBS") and commercial mortgage-backed securities ("CMBS") and reflect the downgrade of the U.S. government on August 1, 2023.
(3)Non-investment grade and non-rated securities.

At September 30, 2023, fixed maturities had a weighted average credit rating of AA- (2022: AA-), a book yield of 4.1% (2022: 3.5%) and an average duration of 3.0 years (2022: 3.0 years). At September 30, 2023, fixed maturities together with short-term investments, and cash and cash equivalents (i.e. total investments of $13.8 billion), had an average credit rating of AA- (2022: AA-) and an average duration of 2.8 years (2022: 2.8 years).

At September 30, 2023, net unrealized losses on fixed maturities were $864 million, compared to net unrealized losses of $850 million at December 31, 2022, an increase of $14 million due to a decline in market values, partially offset by a realization of losses associated with sales in the period.

Equity Securities

At September 30, 2023, net unrealized losses on equity securities were $5 million, compared to $9 million at December 31, 2022, a decrease of $4 million driven by the decline in market value of bond mutual funds.

Mortgage Loans

At September 30, 2023, our investment in commercial mortgage loans was $610 million, compared to $627 million at December 31, 2022, a decrease of $17 million. The commercial mortgage loans are high quality, first lien and are collateralized by a variety of commercial properties which are diversified geographically throughout the U.S. and by property type to reduce the risk of concentration. At September 30, 2023, there are two collateral dependent loans with estimated loan-to-value ratios in excess of 100%, resulting in an allowance for credit losses of $4 million.

Other Investments

Details of our other investments portfolio are as follows:

	September 30, 2023		December 31, 2022
	Fair Value	% of Total	Fair Value	% of Total

Hedge funds
Multi-strategy funds	$25,465	3%	$32,616	3%
Total hedge funds	25,465	3%	32,616	3%

Direct lending funds	229,235	24%	258,626	26%
Private equity funds	283,838	30%	265,836	27%
Real estate funds	307,177	32%	298,499	30%
Total hedge, direct lending, private equity and real estate funds	845,715	89%	855,577	86%

CLO-Equities	4,684	—%	5,016	—%
Other privately held investments	104,172	11%	136,158	14%
Total other investments	$954,571	100%	$996,751	100%

Refer to Note 3(e) to the Consolidated Financial Statements 'Investments'.

Equity Method Investments

Our ownership interest in Harrington is reported in interest in income (loss) of equity method investments.

Interest in income (loss) of equity method investments of $3 million for the three months ended September 30, 2023, compared to $(8) million for the three months ended September 30, 2022, an increase of $11 million attributable to investment gains and underwriting income realized by Harrington in the current year compared to investment losses and an underwriting loss realized by Harrington in the prior year.

Interest in income (loss) of equity method investments of $3 million, for the nine months ended September 30, 2023, compared to $5 million for the nine months ended September 30, 2022, a decrease of $2 million attributable to higher underwriting losses, partially offset by higher investment income realized by Harrington in the current year compared to prior year.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the ‘Liquidity and Capital Resources’ section included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 for a general discussion of liquidity and capital resources.

The following table summarizes consolidated capital:

	September 30, 2023	December 31, 2022

Debt	$1,313,358	$1,312,314

Preferred shares	550,000	550,000
Common equity	4,483,208	4,089,910
Shareholders’ equity	5,033,208	4,639,910
Total capital	$6,346,566	$5,952,224

Ratio of debt to total capital	20.7%	22.0%

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
Federal Home Loan Bank Advances

The Company's subsidiaries, AXIS Insurance Company and AXIS Surplus Insurance Company are members of the Federal Home Loan Bank of Chicago ("FHLB").

At September 30, 2023, the Company had $86 million of borrowings under the FHLB program, with maturities in 2024 and interest payable at interest rates between 5.5% and 5.7%. The Company incurred interest expense of $1 million and $3 million for the three and nine months ended September 30, 2023, and $0.6 million for the three and nine months ended September 30, 2022. The borrowings under the FHLB program are secured by investments with a fair value of $90 million.

Line of credit

On March 31, 2023, the $150 million secured letter of credit facility expired as we determined that the $500 million secured letter of credit facility would be sufficient to meet future obligations.

Common Equity
During the nine months ended September 30, 2023, common equity increased by $393 million. The following table reconciles opening and closing common equity positions:

Nine months ended September 30,	2023

Common equity - opening	$4,089,910
Share-based compensation expense	43,000
Change in unrealized gains (losses) on available for sale investments, net of tax	(10,837)
Foreign currency translation adjustment	(4,302)
Net income (loss)	518,870
Preferred share dividends	(22,688)
Common share dividends	(115,025)
Treasury shares repurchased	(17,424)
Treasury shares reissued	1,704
Common equity - closing	$4,483,208

During the nine months ended September 30, 2023, we repurchased 289,000 common shares from employees to facilitate the satisfaction of their personal withholding tax liabilities that arise on the vesting of share-settled restricted stock units granted under our 2017 Long-Term Equity Compensation Plan for a total cost of $17 million.
At November 1, 2023, we had $100 million of remaining authorization under our Board-authorized share repurchase program for common share repurchases through December 31, 2023 (refer to Part II, Item 2 'Unregistered Sales of Equity Securities and Use of Proceeds' for further details).
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

RECENT ACCOUNTING PRONOUNCEMENTS

At September 30, 2023, there were no recently issued accounting pronouncements that we have not yet adopted that we expect could have a material impact on our results of operations, financial condition or liquidity.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to this item since December 31, 2022, with the exception of the changes in exposure to foreign currency risk presented below.

Foreign Currency Risk
The table below provides a sensitivity analysis of total net foreign currency exposures:

	AUD	CAD	EUR	GBP	JPY	Other	Total

At September 30, 2023
Net managed assets (liabilities), excluding derivatives	$21,577	$390,916	$(346,971)	$(105,713)	$(26,180)	$106,849	$40,478
Foreign currency derivatives, net	8,373	(376,892)	336,471	165,507	26,739	(94,294)	65,904
Net managed foreign currency exposure	29,950	14,024	(10,500)	59,794	559	12,555	106,382
Other net foreign currency exposure	—	159	(225)	(549)	—	—	(615)
Total net foreign currency exposure	$29,950	$14,183	$(10,725)	$59,245	$559	$12,555	$105,767
Net foreign currency exposure as a percentage of total shareholders’ equity	0.6%	0.3%	(0.2%)	1.2%	—%	0.2%	2.1%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$2,995	$1,418	$(1,073)	$5,925	$56	$1,256	$10,577

(1)Assumes 10% appreciation in underlying currencies relative to the U.S. dollar.

Total Net Foreign Currency Exposure

At September 30, 2023, total net foreign currency assets were $106 million primarily driven by exposures to the pound sterling, Australian dollar, Canadian dollar, and other non-core currencies, primarily the Indian rupee. During the nine months ended September 30, 2023, the change in total net foreign currency exposure was primarily due to new business written in the period.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) at September 30, 2023. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2023, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2023.

Based upon that evaluation, there were no changes in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table shows information regarding the number of common shares repurchased in the quarter ended September 30, 2023:

Period	Total number of shares purchased (a) (b)	Average price paid per share	Total number of shares purchased as part of publicly announced programs (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the announced programs (c)

July 1-31, 2023	3	$53.45	—	$100 million
August 1-31, 2023	—	—	—	$100 million
September 1-30, 2023	4	$55.82	—	$100 million
Total	7		—	$100 million

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

As and when allowed by the applicable law and regulations, certain of our non-U.S. subsidiaries provide treaty reinsurance coverage to non-U.S. insurers on a worldwide basis, including insurers of liability, marine, aviation and energy risks, and as a result, these underlying insurance and reinsurance portfolios may have some exposure to Iran. In addition, we provide insurance and facultative reinsurance on a global basis to non-U.S. insureds and insurers, including for liability, marine, aviation and energy risks. Coverage provided to non-Iranian business may indirectly cover an exposure in Iran. For example, certain of our operations underwrite global marine hull war and cargo policies that provide coverage for vessels navigating into and out of ports worldwide, including Iran. For the quarter ended September 30, 2023, there has been no material amount of premium allocated or apportioned to activities relating to Iran. We intend for our non-U.S. subsidiaries to continue to provide such coverage only to the extent permitted by applicable law.

Insider Trading Arrangements and Policies
During the three months ended September 30, 2023, no director or officer of the Company adopted, terminated or is currently party to a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
*10.1
Amendment No. 3 to Employment Agreement dated October 6, 2023 by and between Peter Vogt and AXIS Specialty U.S. Services, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 10, 2023).

*†10.2	Amended and Restated AXIS Executive RSU Retirement Plan.
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101	The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL: (i) Consolidated Balance Sheets at September 30, 2023 and December 31, 2022; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022; (iv) Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Dated: November 1, 2023

AXIS CAPITAL HOLDINGS LIMITED
By:	/S/ VINCENT TIZZIO
Vincent Tizzio
President and Chief Executive Officer
(Principal Executive Officer)

/S/ PETER VOGT
Peter Vogt
Chief Financial Officer
(Principal Financial Officer)