Form 10-K
period 2023-12-31
AXIS CAPITAL HOLDINGS LTD
filed 2024-02-27
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes   ☒  No   ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐  No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price at the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2023, was approximately $4.6 billion.
At February 23, 2024, there were 84,447,014 common shares outstanding, $0.0125 par value per share, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the annual meeting of shareholders to be held on May 16, 2024 are incorporated by reference in response to items 10, 11, 12, 13 and 14 in Part III of this Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2023.

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
Forward-looking statements contained in this report may include, but are not limited to, information regarding our estimates for losses and loss expenses, measurements of potential losses in the fair market value of our investment portfolio and derivative contracts, our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the outcome of our strategic initiatives including our exit from catastrophe and property reinsurance lines of business, our expectations regarding pricing, and other market and economic conditions including the liquidity of financial markets, developments in the commercial real estate market, inflation, our growth prospects, and valuations of the potential impact of movements in interest rates, credit spreads, equity securities' prices, and foreign currency exchange rates.
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
•We may be adversely impacted by a wide variety of natural catastrophes or man-made catastrophes. The incidence and severity of catastrophes are inherently unpredictable, and losses from catastrophes could be substantial. Our exposure to natural catastrophe losses may be increased by climate change, where we may have exposure to physical, transition and liability risks, as well as increasing regulation in the area of climate change. Other man-made catastrophes, such as cyber-attacks, remain relatively new and therefore incorporate high degrees of uncertainty around their impact.
•We may be adversely affected by losses related to Russia's invasion of Ukraine, the Israel-Hamas conflict and the associated conflict in the Red Sea, terrorism and political unrest, or other unanticipated losses.

•We may be adversely impacted by social and economic inflation. Our operations, like those of other insurers and reinsurers, are susceptible to the effects of inflation because premiums are established before the ultimate amounts of losses and loss expenses are known.
•We may be adversely affected by the effects of emerging claims, systemic risks and coverage issues and/or if actual claims exceed our reserves for losses and loss expenses ("loss reserves"). The actual final cost of settling outstanding claims, as well as claims expected to arise from the unexpired period of risk, is uncertain. There are many other factors that would cause loss reserves to increase or decrease, which include, but are not limited to, emerging claims, systemic risks and coverage issues such as changes in claim severity.
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
•We have been and may continue to be adversely affected by a deterioration in global economic conditions. Economic uncertainty and market turmoil has affected and may in the future affect, among other aspects of our business, the demand for and claims made under our products, the ability of customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use capital resources and our investment performance.
•We may be adversely affected by changes in the political environment of certain countries in which we operate or underwrite business.
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
Market Risk
Market risk is the risk that our financial instruments, which include derivatives, may be negatively impacted by movements in financial market prices or rates such as interest rates, credit spreads, equity securities' prices and foreign currency exchange rates.
•Our operating results, investment and derivative instrument portfolios may be adversely impacted by capital markets risk related to changes in interest rates, foreign currency exchange rates, credit spreads, equity securities' prices and other factors.

Liquidity Risk
Liquidity risk is the risk that we may not have sufficient cash to meet our obligations when they are due, or would have to incur excessive costs to do so.
•Our underwriting activities may expose us to liquidity risk. This stems mainly from the need to pay claims on potential extreme loss events and regulatory constraints that limit the flow of funds within the Group.
Credit Risk
Credit risk represents the risk of incurring financial loss due to the diminished creditworthiness (reduced financial strength and, ultimately, possibly default) and concentration of our third-party counterparties.
•We may be adversely impacted if we are unable to collect amounts due to us from our counterparties – most materially reinsurers, but also including brokers, agents and customers.
Operational Risk
Operational risk represents the risk of loss as a result of inadequate processes, system and data security failures, human error or external events, including but not limited to direct or indirect financial loss, reputational damage, customer dissatisfaction, and legal and regulatory penalties.
•We may be adversely impacted by failure of the processes, people or systems that we rely on to maintain our operations and manage the operational risks inherent to our business, including those outsourced to third parties.
•We may be adversely affected by changes in accounting policies or practices.
Regulatory Risk
Regulatory risk represents the risk arising from our failure to comply with legal, statutory or regulatory obligations.
•Our insurance and reinsurance subsidiaries conduct business globally and are subject to varying degrees of regulation, including data protection and privacy laws, in multiple jurisdictions. We may be adversely affected if we inadvertently fail to comply fully with, or obtain exemption from, relevant regulations.
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
In 2023, we leveraged firming market conditions to grow in a number of attractive specialty lines insurance and treaty reinsurance markets and we continued to re-balance our portfolio towards less volatile lines of business. At December 31, 2023, we had common shareholders’ equity of $4.7 billion, total capital of $6.6 billion and total assets of $30.3 billion.
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

We aim to execute on our business strategy through the following multi-pronged approach:

We offer a diversified range of products and services across market segments and geographies: Our position as a global specialty underwriter and provider of insurance and reinsurance solutions gives us insight into the opportunities and challenges in a variety of markets. We are headquartered in Bermuda and have locations in the U.S., Canada and Europe including Dublin, London, Zurich and Brussels. We service the Latin America specialty insurance and facultative reinsurance market through London and our other locations. In addition, we provide specialty insurance and reinsurance solutions to the Asia Pacific region through our London, Zurich and Bermuda offices.
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
We modulate our risk appetite and deployment of capital across the underwriting cycle, commensurate with available market opportunities and returns: In response to market dynamics, we recognize opportunities as they develop and react quickly as new trends emerge. Our risk analytics provide important and continuous feedback, further assisting with the ongoing assessment of our risk appetite and strategic capital deployment. We have been successful in adding new underwriting teams, extending our product lines, finding new distribution channels and entering new geographies. When we do not find sufficiently attractive uses for our capital, we may return excess capital to our shareholders through share repurchases and dividends.
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
We maintain excellent financial strength, characterized by financial discipline and transparency: Our total capital of $6.6 billion at December 31, 2023, as well as our high-quality and liquid investment portfolio and our operating subsidiary ratings of "A+" ("Strong") by Standard & Poor's and "A" ("Excellent") by the A.M. Best Company, Inc. ("A.M. Best") are key indicators of our financial strength.
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
In 2023, our key financial metrics for performance measurement of the Company included operating return on average common equity ("operating ROACE"), which is reconciled to the most comparable GAAP financial measure, return on average common equity ("ROACE"), in Item 7 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures Reconciliation', on an annual basis and relative total shareholder return ("TSR") over the long-term. We believe that the successful execution against long-term strategic plans should drive an increase in TSR over the long-term, and that TSR directly correlates to other relevant key performance metrics, including growth in book value per diluted common share adjusted for dividends. Our goal is to deliver sustained profitable growth and increased shareholder value.

Segment Information
Our underwriting operations are organized around our global underwriting platforms, AXIS Insurance and AXIS Re. We have determined that we have two reportable segments, insurance and reinsurance. We do not allocate assets by segment, with the exception of goodwill and intangible assets.
Refer to Item 7 'Management’s Discussion and Analysis of Financial Condition and Results of Operations' for further details on our reportable segments and Item 8, Note 3 to the Consolidated Financial Statements 'Segment Information' for further details on our reportable segments and a description of the geographic distribution of gross premiums written based on the location of our subsidiaries.
The table below presents gross premiums written in each of our reportable segments for each of the most recent three years:

Year ended December 31,	2023	2022	2021

Insurance	$6,140,764	$5,585,581	$4,863,232
Reinsurance	2,215,761	2,629,014	2,822,752
Total	$8,356,525	$8,214,595	$7,685,984

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
•Property: provides physical loss or damage, business interruption and machinery breakdown cover for virtually all types of property, including commercial buildings, residential premises, construction projects, property in transit, onshore renewable energy installations, and physical damage and business interruption following an act of terrorism. This line of business includes primary and excess risks, some of which are catastrophe-exposed.
•Liability: provides cover for primary and low to mid-level excess and umbrella commercial liability risks in the U.S. wholesale markets in addition to primary and excess of loss employers, public, and products liability business predominately in the U.K. Target industry sectors include construction, manufacturing, transportation and trucking, and other services.
•Cyber: provides cover for cyber, technology errors and omissions, media and miscellaneous professional liability. Cover is provided for a range of risks including data recovery and bricking, cyber-crime, liability and regulatory actions, business interruption, extortion, reputational harm, Payment Card Industry Data Security Standard and media liability.
•Marine and Aviation: Marine provides cover for a range of exposures including offshore energy, renewable offshore energy, cargo, liability including kidnap and ransom, fine art, specie, and hull war. Offshore energy coverages include physical damage, business interruption, operator's extra expense and liability coverage for all aspects of offshore upstream energy from exploration and construction through the operation and distribution phases. Aviation provides hull and liability, and specific war cover primarily for passenger airlines but also for cargo operations, general aviation operations, airports, aviation authorities, security firms and product manufacturers.
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
Gross premiums written by broker, shown individually where premiums by broker were 10% or more of the total in any of the last three years, were as follows:

Years ended December 31,	2023		2022		2021

AmWINS Group Inc.	$719,651	12%	$605,727	11%	$491,690	10%
Aon plc	677,930	11%	697,103	12%	621,879	13%
Marsh & McLennan Companies Inc.	610,186	10%	630,085	11%	548,964	11%
Other brokers	3,042,085	49%	2,746,828	50%	2,423,379	50%
Managing general agencies and underwriters	1,090,912	18%	905,838	16%	777,320	16%
Total	$6,140,764	100%	$5,585,581	100%	$4,863,232	100%

No insured accounted for more than 10% of the gross premiums written in the insurance segment.
Competitive Environment
In our insurance segment, where competition is focused on price, service, availability of capacity, appetite and distribution, among other considerations, we compete globally and locally with North American and other carriers. We believe we can achieve positive differentiation through underwriting expertise in our chosen lines of business and market segments, providing customized solutions for our strategic partners and top caliber claims service levels to our customers. In addition, our investment in building an agile business model is expected to enable us to more quickly bring innovative products and services to market while delivering value to our customers and driving profitable growth.

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
•Marine and Aviation: Marine includes specialty marine exposures such as cargo, hull, pleasure craft, marine liability, inland marine and offshore energy. The principal perils covered by policies in this portfolio include physical loss, damage and/or liability arising from natural perils of the seas or land, man-made events including fire and explosion, stranding/sinking/salvage, pollution, shipowners and maritime employers liability. This business is written on a non-proportional and proportional basis. Aviation provides cover for airline, aerospace and general aviation exposures. This business is written on a proportional and non-proportional basis. The Company exited Aviation business effective January 1, 2023.
Run-off lines
•Catastrophe: provides protection for most catastrophic losses that are covered in the underlying insurance policies written by our cedants. The underlying policies principally cover property-related exposures but other exposures including personal accident are also covered. The principal perils covered by policies in this portfolio include hurricane and windstorm, earthquake, flood, tornado, hail and fire. In some instances, terrorism may be a covered peril or the only peril. This business is written on a proportional and an excess of loss basis. The Company exited this line of business in June 2022.
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
Gross premiums written by broker, shown individually where premiums by broker were 10% or more of the total in any of the last three years, were as follows:

Years ended December 31,	2023		2022		2021

Aon plc	$595,587	27%	$659,811	25%	$716,585	25%
Marsh & McLennan Companies Inc.	594,287	27%	739,380	28%	858,049	30%
Arthur J. Gallagher & Co	398,093	18%	379,822	14%	164,678	6%
Willis Tower Watson PLC	—	—%	—	—%	367,973	13%
Other brokers	343,130	16%	231,200	9%	350,058	13%
Direct	163,073	7%	444,930	17%	187,583	7%
Managing general agencies and underwriters	121,591	5%	173,871	7%	177,826	6%
Total	$2,215,761	100%	$2,629,014	100%	$2,822,752	100%

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

Competitive Environment
In our reinsurance segment, competition tends to be focused on availability, service, financial strength and price. We compete with major North American and other reinsurers and reinsurance departments of numerous multi-line insurance organizations. In addition to traditional market participants, we also compete with new market entrants supported by alternative capital sources offering risk transfer solutions on a collateralized or other non-traditional basis. Our clients may also acquire reinsurance protection through capital market products such as catastrophe bonds and insurance loss warranties. We believe that we achieve a competitive advantage through our diversified global product offerings, responsiveness to customer needs and ability to provide sophisticated and innovative products. We offer excellent claims management, strong financial strength ratings and an ability to leverage our balance sheet and relationships with strategic capital partners to provide strong capacity.

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
Refer to Item 7 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cash and Investments' and Item 8, Note 5 to the Consolidated Financial Statements 'Investments' for further details on our investment portfolio.
Refer to 'Risk and Capital Management' for further details on management of investment risk.

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
Bermuda
Our Bermuda insurance operating subsidiary, AXIS Specialty Bermuda, is a Class 4 general business insurer subject to the Insurance Act 1978 of Bermuda and related regulations, as amended ("Insurance Act"). The Insurance Act provides that no person may carry on any insurance or reinsurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority ("BMA") under the Insurance Act. The Insurance Act imposes upon Bermuda insurance companies' solvency and liquidity standards, and auditing and reporting requirements, and grants the BMA powers to supervise, investigate, require information and demand the production of documents and intervene in the affairs of insurance companies.
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
The Insurance Code, as amended, came into force on September 1, 2022. Bermuda insurers and insurance groups were required to be compliant with sections 1 through 7 of the Insurance Code by September 1, 2023 and applicable parts of section 8 of the Insurance Code by March 1, 2023.
AXIS Reinsurance Managers is regulated by the BMA as an insurance manager. As an insurance manager, AXIS Reinsurance Managers is required to register with the BMA pursuant to the Insurance Act. AXIS Reinsurance Managers is also required to comply with the Insurance Manager Code of Conduct.
AXIS Capital, AXIS Specialty Bermuda, AXIS Specialty Holdings Bermuda Limited, AXIS Specialty Investments Limited, AXIS ILS Ltd., AXIS Specialty Investments II Limited and AXIS Reinsurance Managers must comply with provisions of the Bermuda Companies Act 1981 of Bermuda, as amended ("Companies Act"), regulating the payment of dividends and distributions. A Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that:
(a)    the company is, or would after the payment be, unable to pay its liabilities as they become due; or
(b)    the realizable value of the company’s assets would thereby be less than its liabilities.
The Singapore branch of AXIS Specialty Bermuda, AXIS Specialty Limited (Singapore Branch), established in 2008, is regulated by the Monetary Authority of Singapore ("MAS") pursuant to The Insurance Act of Singapore, which imposes significant regulations relating to capital adequacy, risk management, governance, audit and actuarial requirements. AXIS Specialty Limited (Singapore Branch) is registered by the Accounting and Corporate Regulatory Authority ("ACRA") as a foreign company in Singapore and is also regulated by ACRA pursuant to the Singapore Companies Act. Prior to establishing its Singapore branch, AXIS Specialty Bermuda had maintained a representative office in Singapore since 2004. AXIS Specialty Bermuda ceased writing new business through its branch in Singapore, effective January 1, 2024, and plans to close this branch, subject to meeting all regulatory and legal requirements.
AXIS Specialty Bermuda has reinsurance permissions in China and the Netherlands. AXIS Specialty Limited (Singapore Branch) has separate reinsurance permissions in China.
AXIS Re SE may write reinsurance in Bermuda under Solvency II equivalence between Bermuda and the European Union ("E.U.").
AXIS Managing Agency Ltd. may write general insurance and reinsurance in Bermuda using Lloyd's of London ("Lloyd's") licenses (refer to 'U.K. and Lloyd's of London' below).
United States
U.S. Insurance Holding Company Regulation of AXIS Capital’s Insurance Subsidiaries
As members of an insurance holding company system, each of AXIS Insurance Co., AXIS Re U.S., AXIS Specialty U.S. and AXIS Surplus (collectively the "U.S. Insurance Subsidiaries") are subject to the insurance holding company laws and regulations of the states in which they do business. These laws generally require each of the U.S. Insurance Subsidiaries to register with its domestic state insurance department and to furnish financial and other information which may materially affect the operations, management or financial condition within the holding company system. All transactions within a holding company system that involve an insurance company must be fair and equitable. Notice to the applicable insurance department is required prior to the consummation of transactions affecting the ownership or control of an insurer and of certain material transactions between an insurer and an entity in its holding company system, and certain transactions may not be consummated without the department’s prior approval.

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
Our U.S. Insurance Subsidiaries are subject to regulation and supervision by their respective states of domicile and by other jurisdictions in which they do business. The regulations generally are derived from statutes that delegate regulatory and supervisory powers to an insurance official. The regulatory framework varies from state to state, but generally relates to approval of policy forms and rates, the standards of solvency that must be met and maintained, including risk-based capital standards, material transactions between an insurer and its affiliates, the licensing of insurers, agents and brokers, restrictions on insurance policy terminations, and limitations on the amount and nature of certain investments, limitations on the net amount of insurance of a single risk compared to the insurer’s surplus, deposits of securities for the benefit of policyholders, methods of accounting, periodic examinations of the financial condition and market conduct of insurance companies, the form and content of reports of financial condition required to be filed, and reserves for unearned premiums, losses, expenses and other obligations.
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
Although generally the insurance industry is not directly regulated by the federal government, federal legislation and initiatives can affect the industry and our business. Certain sections of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank") pertain to the regulation and business of insurance. Specifically, the Federal Insurance Office ("FIO") has limited authority to collect information and report on the business of insurance to Congress. In addition, Dodd-Frank contains the Non-Admitted and Reinsurance Reform Act of 2010 ("NRRA"). NRRA attempts to coordinate the payment of surplus lines taxes, simplify the granting of alien insurers to become surplus lines authorized and coordinate the credit for certain reinsurance. The Company continues to monitor the implementation of Dodd-Frank.
AXIS Group Benefits LLC, a leading provider of voluntary, limited benefit, affordable health plans and other employee benefits coverage for hourly and part-time workers and their families, is an authorized insurance producer in all U.S. states except Hawaii. As a resident insurance producer in Arizona, AXIS Group Benefits LLC is subject to regulation and supervision by the Arizona Department of Insurance and is also subject to the regulation and supervision of the other states in which AXIS Group Benefits LLC transacts business.

AXIS ILS, Inc. is a marketing services company for insurance linked securities sponsored by the Company. AXIS Specialty Underwriters, Inc. was a Florida licensed reinsurance intermediary. Following the closure of our Florida office in 2021, AXIS Specialty Underwriters' coverholder agreement with Syndicate 1686 was terminated, effective December 31, 2021. All regulatory licenses in Florida for AXIS Specialty Underwriters, Inc. were terminated in 2022, however, the entity remained registered in Delaware and was renamed AXIS ILS, Inc.
U.S. Authorizations of our Non-U.S. Insurance Subsidiaries
The insurance laws of each U.S. state regulate or prohibit the sale of insurance and reinsurance by insurers and reinsurers that are not admitted to do business within their jurisdictions or otherwise conduct business pursuant to exemptions. AXIS Specialty Europe is eligible to write surplus lines business throughout the U.S. and in Puerto Rico. AXIS Managing Agency Ltd. is eligible to use Lloyd's licenses to (i) write surplus lines business throughout the U.S. and in all U.S. territories, and (ii) write non-life reinsurance business throughout the U.S. and in all U.S. territories, except for accident and health reinsurance in New York.

In addition to the regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers’ business operations are affected by regulatory requirements in various states of the U.S. governing "credit for reinsurance" that are imposed on their ceding companies. In general, a ceding company obtaining reinsurance from a reinsurer that is licensed or approved by the jurisdiction or state in which the ceding company files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the ceding company’s liability for unearned premiums (which is that portion of premiums written which applies to the unexpired portion of the policy period), loss reserves and loss expense reserves ceded to the reinsurer. The great majority of states, however, permit a credit to statutory surplus to be recognized resulting from reinsurance obtained from a non-licensed or non-accredited reinsurer to the extent that the reinsurer provides a letter of credit, trust fund or other acceptable security arrangement. A few states do not allow credit for reinsurance ceded to non-licensed reinsurers except in certain limited circumstances, and others impose additional requirements that make it difficult to become accredited. In connection with the establishment of a Multi-Beneficiary Reinsurance Trust, AXIS Specialty Bermuda obtained accredited or trusted reinsurer status in all U.S. jurisdictions except for New York.
During 2022, AXIS Specialty Bermuda obtained reciprocal jurisdiction reinsurer status with Missouri as its lead state. Reinsurers licensed in reciprocal jurisdictions (which include E.U. member states, Bermuda, Japan and Switzerland) are not required to post reinsurance collateral if approved as reciprocal jurisdiction reinsurers. With its approval from Missouri, AXIS Specialty Bermuda applied for and received passporting approvals from California, Connecticut, Delaware, Florida, Illinois, New York, Ohio, Rhode Island, and Texas. "Passporting" refers to the process by which a state has the discretion to defer to the determination by another state that a reinsurer is a reciprocal jurisdiction reinsurer, thereby excusing the approved reinsurer from collateral requirements in such state.
Ireland
Our Ireland domiciled insurer and reinsurer are subject to the Solvency II Directive (Directive 2009/138/EC), as amended (“Solvency II”). Solvency II represents a consolidation and modernization of existing European Commission Solvency I insurance and reinsurance regulation and supervision and includes a harmonized risk-based solvency and reporting regime for the insurance/reinsurance sector. Solvency II covers three main areas: (i) the valuation of assets and liabilities and related solvency capital requirements; (ii) governance requirements including key functions of compliance, internal audit, actuarial and risk management; and (iii) legal entity and E.U. group reporting and disclosure requirements including public disclosures. The capital requirement must be computed using the Solvency II standard formula unless the Central Bank of Ireland ("CBI") has previously authorized a company to use its own internal model. Certain of our European legal entities are subject to Solvency II.
AXIS Specialty Europe
AXIS Specialty Europe is a European public limited liability company incorporated as a non-life insurer under the laws of Ireland. It is a Societas Europaea (SE), or European society company, and has been registered in accordance with E.U. law. As an SE company, AXIS Specialty Europe can more easily merge with companies in European member states and also transfer its domicile to other Member States of the E.U. AXIS Specialty Europe is authorized and regulated by the CBI pursuant to the Insurance Acts 1909 to 2000, as amended, repealed or replaced, the Central Bank Acts 1942 to 2014, as amended, repealed or replaced, and E.U. regulation relating to general insurance and statutory instruments made thereunder. AXIS Specialty Europe is authorized to conduct business in 16 non-life insurance classes throughout the E.U. and the European Economic Area ("EEA"), which includes each of the Member States of the E.U. with the addition of Iceland, Liechtenstein and Norway. AXIS Specialty Europe may also write reinsurance business within the classes of insurance business for which it is authorized.
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
AXIS Specialty Europe also has a U.K. branch that transacts general insurance business in the U.K. and trades as AXIS Specialty London. The U.K. withdrew from the E.U. on January 31, 2020 and is now considered a third-country. In order to maintain business continuity, AXIS Specialty Europe submitted an application to the Prudential Regulatory Authority ("PRA") in 2018 for authorization of a third-country branch. This application was approved on October 28, 2022, and the UK Branch of AXIS Specialty Europe is now fully regulated by both the PRA and the Financial Conduct Authority ("FCA").

AXIS Specialty Europe has local regulatory permission to carry on insurance business in Jersey, and has permission to write surplus lines business in all 50 U.S. states, Puerto Rico, and Washington D.C. It also has reinsurance permissions in India, China, Argentina, Mexico, Panama, Paraguay, Honduras, Ecuador, Colombia and Guatemala.
AXIS Re SE
AXIS Re SE is a European public limited liability company incorporated as a reinsurer under the laws of Ireland. AXIS Re SE is also a Societas Europaea (SE), or European society company, registered in accordance with E.U. law. AXIS Re SE is authorized by the CBI as a composite reinsurer (non-life and life) in accordance with the Insurance Acts 1909 to 2000, as amended, repealed or replaced, the Central Bank Acts 1942 to 2014, as amended, repealed or replaced, and E.U. regulation applicable to reinsurance and statutory instruments made thereunder. AXIS Re SE is authorized to transact reinsurance throughout the E.U. and the EEA and is subject to Solvency II.
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

AXIS Specialty Holdings Ireland Limited

AXIS Specialty Holdings Ireland Limited is incorporated in Ireland, and is the limited liability holding company for AXIS Specialty Europe, AXIS Re SE, and Contessa Limited.

AXIS Specialty Global Holdings Limited

AXIS Specialty Global Holdings Limited is incorporated in Ireland, and is the limited liability holding company for AXIS Capital's U.S. Insurance subsidiaries.

Other AXIS Entities

AXIS Specialty Bermuda may write reinsurance under Solvency II equivalence granted to Bermuda by the E.U. AXIS Managing Agency Ltd. is eligible to write insurance (except permanent health) and reinsurance business in Ireland through Lloyd's Europe.

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

Under the Financial Services Act 2012, the FCA is a conduct regulator for all U.K. firms carrying on regulated activity in the U.K. while the PRA is the prudential regulator for U.K. banks, building societies, credit unions, insurers and major investment firms. As a prudential regulator, the PRA's general objective is to promote the safety and soundness of the firms it regulates. The PRA rules require financial firms to hold sufficient capital and have adequate risk controls in place.
The FCA's statutory strategic objective is to ensure that relevant markets function well and have operational objectives to protect consumers and protect financial markets and to promote competition. It makes rules covering how the firm must be managed and requirements relating to the firm’s systems and controls, how business must be conducted and the firm’s arrangements to manage financial crime risk. The PRA and the FCA require regular and ad hoc reporting and monitor compliance with their respective rule books through a variety of means including the collection of data, industry reviews and site visits.
AXIS Managing Agency Ltd.
AXIS Managing Agency Ltd. is authorized and regulated by the PRA and regulated by the FCA to conduct insurance and reinsurance business and is a Lloyd's managing agent authorized by Lloyd's to manage our syndicate, Syndicate 1686.

To consolidate our Lloyd’s business under Syndicate 1686, Novae Syndicate 2007 ("Syndicate 2007") ceased accepting new business and was placed into run-off on January 1, 2019. The final underwriting year of Syndicate 2007 and of SPA 6129, a third-party Lloyd's special purpose arrangement, closed by way of reinsurance to close arrangements that took effect on January 1, 2021.
Lloyd’s is a society of corporate and individual members that underwrite insurance and reinsurance as members of syndicates. A syndicate is made up of one or more members that form a group to accept insurance and reinsurance risks. Each syndicate is managed by a managing agent that writes insurance business on behalf of the members of the syndicate. Syndicate members receive profits or bear losses in proportion to their respective shares in the syndicate for each underwriting year of account.
Lloyd’s is subject to U.K. law and is authorized under the FSMA. The Lloyd’s Act 1982 defines the governance structure and rules under which the society operates. Under the Lloyd's Act 1982, the Council of Lloyd’s is responsible for managing, supervising and supporting the Lloyd's market. Lloyd's agrees to syndicates' business plans and evaluates performance against those plans. Syndicates are required to underwrite only in accordance with their agreed business plans. If they fail to do so, Lloyd’s can take a range of actions including, as a last resort, prohibiting a syndicate from underwriting.
Lloyd’s has a global network of licenses and authorizations, and underwriters at Lloyd's may write business in countries where Lloyd’s has authorized status or exemptions available to non-admitted insurers or reinsurers. Lloyd’s licenses can only be used if the Syndicate Business Forecast, agreed annually with Lloyd’s, names those countries. Lloyd’s also manages and protects the Lloyd’s network of international licenses, monitors syndicates’ compliance with Lloyd’s minimum standards and is responsible for setting both member and central capital levels.
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

AXIS Corporate Capital UK II Limited
AXIS Corporate Capital UK II Limited, formerly known as Novae Corporate Underwriting Limited, is a corporate member of Syndicate 1686, providing 30% capital support.
AXIS Underwriting Limited
AXIS Underwriting Limited, formerly known as Novae Underwriting Limited, is authorized and regulated by the FCA as an insurance intermediary. AXIS Underwriting Limited underwrites insurance on behalf of AXIS Specialty Europe and at Lloyd's on behalf of Syndicate 1686.

Contessa Limited
Effective December 2019, Contessa Limited ceased writing insurance on behalf of AXIS Specialty Europe. AXIS Specialty Europe now manages this book of business on a run-off basis.
AXIS Specialty UK Holdings Limited
AXIS Specialty UK Holdings Limited is incorporated under the laws of England and Wales, and is the limited liability holding company for AXIS Managing Agency Ltd., AXIS Corporate Capital UK Limited and Novae Group Limited.
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
Switzerland
AXIS Re SE's branch in Zurich, Switzerland trades as AXIS Re Europe and is registered in Zurich as AXIS Re SE, Dublin (Zurich Branch). The CBI remains responsible for the prudential supervision of the branch. The Swiss Financial Market Supervisory Authority does not impose additional regulation upon a Swiss branch of a company exclusively engaged in providing reinsurance.
AXIS Managing Agency Ltd. is eligible to use Lloyd's licenses to write all classes of insurance business, except life, sickness and legal expenses in Switzerland, and is authorized to write the same classes of reinsurance business in Switzerland.
Singapore
AXIS Specialty Bermuda conducts insurance and reinsurance business from its branch in Singapore, AXIS Specialty Limited (Singapore Branch), subject to the supervision of the BMA and the MAS. The BMA and the MAS impose significant regulations relating to capital adequacy, risk management, governance and audit and actuarial requirements. AXIS Specialty Limited (Singapore Branch) is registered by ACRA as a foreign company in Singapore and is also regulated by ACRA pursuant to the Singapore Companies Act. AXIS Specialty Bermuda ceased writing new business through its branch in Singapore, effective January 1, 2024, and plans to close this branch, subject to meeting all regulatory and legal requirements.
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

AXIS Managing Agency Ltd. is eligible to use Lloyd's licenses to write insurance in and from Canada, subject to the laws and regulations of each of the provinces and territories in which it is licensed, with the following exceptions: hail insurance in respect of crop in the province of Quebec; home warranty insurance in the province of British Columbia; life insurance; credit protection insurance; title insurance; surety; and mortgage default insurance. AXIS Managing Agency Ltd., through Lloyd's, is authorized to write reinsurance in and from Canada subject to certain restrictions relating to life reinsurance.

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

Talent Development

Investing in its people is a top priority for AXIS. We provide our employees with a variety of professional development resources to help them achieve their career goals. Some of our 2023 initiatives in furtherance of this goal are described below:
•Career Mobility Within the Organization: In 2023, 19% of our employees progressed in their AXIS careers either through a promotion, transfer or role expansion.
•Learning at AXIS: We provide our employees access to our online learning and development hub that reflects our commitment to continuing education. We offer over 9,800 online training courses.
•Professional Development: We offer financial assistance for external professional development opportunities and tuition reimbursement for certain part-time business-related degree programs. We distributed a toolkit of career and leadership development options to managers to provide during recent talent reviews.
•Career Planning: AXIS ensures its people feel empowered to "own their careers" and upskill to prepare for future roles. AXIS Careers offers employees a comprehensive suite of professional development tools, resources and training modules to help navigate career experiences and upskilling across our global organization. This includes leadership development, mentoring programs, and job secondments, shadows and swaps. In 2023, AXIS employees completed over 11,000 on-demand or instructor-led virtual learning and development courses.

Health, Safety and Wellness

We are committed to the health, safety and wellness of our workforce and offer our employees a variety of tools to support their physical, emotional and financial well-being. Examples include access to mental health resources, back-up child and elder care and on-demand fertility, maternity, postpartum and return-to-work assistance. We offer a hybrid working model that provides flexibility to our employees and encourages using our offices as a tool by being intentional about the time we spend in person. We strive to be an employer of choice and we expect this approach will help us recruit and retain talent.

Diversity, Equity and Inclusion
Fostering a culture that embraces diversity, equity and inclusion is foundational to our workplace environment at AXIS, which is why diversity, equity and inclusion ("DEI") is a key pillar of our Corporate Citizenship program. By actively embracing a variety of perspectives, experiences and backgrounds and ensuring equal treatment for all, we strive to make AXIS a more rewarding place to work.
Our Approach – AXIS continues to progress its DEI efforts through a formalized approach.
•Internal Education and Awareness: AXIS continues to host a variety of DEI educational initiatives, including promotional videos, social media posts, philanthropy campaigns and learning experiences to promote awareness. We ask our employees to participate in our unconscious bias education during new hire onboarding, and we sponsor a global forum every year on a topic selected by our DEI Council and Employee Resource Groups (ERGs). 2023 highlights are as follows:
◦Collectively, our five ERGs (AXIS Pride, Ethically Diverse Group of Employees ("EDGE"), Parents and Caregivers, Veterans, and Women) hosted over 15 events in 2023 ranging from domestic abuse awareness and training, actions to address xenophobia, celebrating Black History Month with a renowned U.K. scholar and more.
◦DEI learning experiences are created by a committee of AXIS colleagues and published monthly.
•Recruitment and Mobility: Our Talent Acquisition team continues to enhance and update its inclusive hiring best practices across AXIS. We prioritize having diverse interview slates, as well as identifying career mobility opportunities for existing staff. To reach talent in underrepresented communities we work with universities and professional organizations and partner with diverse internship programs. We also offer resources focused on eliminating bias during the selection process for hiring managers. 2023 highlights are as follows:
◦Became a signatory to the U.K. Armed Forces Covenant, a commitment to support and improve employment opportunities for veterans.
◦Launched Career Spotlights, a monthly event featuring three hiring managers who will spotlight their open roles to increase internal mobility within AXIS.
•Career Development: AXIS is committed to the development and retention of its people. We provide a variety of resources to help colleagues, such as access to our learning and development hub and financing professional development opportunities. We provide a menu of development programs for managers to identify opportunities to build an internal pipeline of talent. These include targeted programs to develop women and ethnically diverse employees. 2023 highlights are as follows:
◦Our annual DEI Forum focused on developing careers to build our internal talent pipeline at AXIS and was attended by more than 1,200 employees.
◦Over 100 employees participated in the third annual mentorship event, which was held with leaders throughout the business who shared tips on networking, advancing careers, gaining broader exposure and provided realistic advice about the challenges and opportunities employees face in their careers.
•Tools and Measurement: Understanding our progress is an important aspect of our program, which is why we have invested in tools to establish, report and benchmark progress against our DEI goals. We continue to measure diverse hiring, turnover, promotions, succession planning and candidate slates monthly and the gender pay gap annually. To continue holding ourselves accountable and in an effort to increase transparency, AXIS has published its Bloomberg Gender Equality data and response for the first time.
•Our Voice: AXIS continues to raise awareness and promote DEI issues, policies and initiatives to drive change across the insurance industry. 2023 highlights are as follows:
◦AXIS received the Armed Forces Covenant Employer Recognition Scheme Bronze Award.
◦AXIS continued its partnership with the Center for Disability & Inclusion pledge, an organization focused on advancing inclusion in the workplace.
◦AXIS continued to be a signatory of the CEO Action for Diversity & Inclusion pledge, reflecting our commitment to fostering a culture of inclusion.

◦AXIS sponsored the 2023 Bermuda Pride Walk that was organized by OUTBermuda, an organization that promotes and supports the well-being of the LGBTQ community in Bermuda.
◦AXIS continued to support Dive In, the insurance industry's festival for DEI. Further, AXIS was a Global Festival Partner for the third year in a row and the country lead for Ireland.
◦AXIS supported its colleagues as they continued leadership positions in a variety of industry organizations dedicated to advancing DEI, such as Insider Progress, the National African American Insurance Association, the Association of Professional Insurance Women and the Wholesale & Specialty Insurance Association (WSIA) Diversity Foundation.
◦AXIS partnered with St. John's University in the National African American Insurance Association Talent Competition for the third year.
◦AXIS was awarded Insurance Business America's 5-Star DEI Award for the second year in a row.
◦AXIS was included in the Bloomberg Gender Equality Index (GEI) for the third year in a row.
Employee Engagement
We understand that employee engagement leads to a more satisfying and fulfilling workplace and motivates employees to do their best work. Our employee engagement initiatives include:
•AXIS Applause is our global recognition program we use to recognize the contributions of AXIS colleagues and drive strong employee performance;
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
Each year, we conduct two enterprise-wide engagement surveys to better understand and improve the employee experience and identify opportunities to strengthen our culture. Managers and teams reflect on the survey results and develop enterprise-wide and local action plans to address areas identified for improvement. In 2023, on average 86% of employees participated in our biannual employee surveys. We are proud to have maintained strong survey engagement and scores in a year of organizational change.
Compensation and Benefits
To attract and retain our industry's top talent, we offer employees a total rewards program that is designed to incentivize exceptional performance. Our compensation packages align with our pay-for-performance philosophy and are assessed on an annual basis through year-end performance reviews. Our packages are also regularly benchmarked against similarly sized insurance, reinsurance and financial services companies in each of our talent markets. Compensation components include market competitive salaries and short-term annual incentive programs (i.e., bonus payments) and, for senior level employees, long-term incentives such as equity grants. Our comprehensive benefits packages include health and welfare plans for employees and their families, retirement savings plans with employer contributions and work-life benefits, including parental leave policies, flexible work arrangements for eligible employees and charitable matching programs.
At AXIS, we are committed to fair pay and delivering equal pay for equal work regardless of gender, race or other personal characteristics. In support of our commitment to equal pay practices, all compensation offers are reviewed against internal peers to ensure equal pay at the job level, while year-end incentive awards are reviewed for bias based on gender and ethnic diversity. Furthermore, regular pay equity audits are conducted with action taken to address any areas of concern. In particular, we have published the results of our global gender pay equity audits in connection with our participation in the Bloomberg Gender Equality Index.

Succession Planning
We have a robust talent and succession planning process. On an annual basis, management conducts a talent and succession plan for each member of our Executive Committee and their direct reports, focusing on high performing and high potential talent, diverse talent and the succession plan for each position. On an annual basis, our Board receives a comprehensive succession plan for each member of our Executive Committee, including the CEO.
Employees
At December 31, 2023, we had 2,048 employees. During 2023, the number of employees decreased by approximately 1% and our voluntary turnover rate was 10.9% compared to 12.7% in 2022.

Below is a summary of our employees by region at December 31, 2023:

Employees

North America (including Bermuda)	1,289
Europe, Middle East and Africa	741
Asia Pacific	18
Total employees	2,048

At December 31, 2023, our global employees had approximately the following gender demographics:

	Women	Men

Total employees(1)	46%	53%

(1)<1% of employees did not identify.

At December 31, 2023, our U.S. employees had approximately the following racial and ethnic demographics:

All U.S. Employees(1)

African American / Black	16%
Asian	11%
Hispanic / Latinx	5%
White	61%
Multiracial, Native American and Pacific Islander	2%
No Response / Not Disclosed	5%
Total employees	100%

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

RISK AND CAPITAL MANAGEMENT

Risk Management Framework – Overview
Mission and Objectives
The mission of Enterprise Risk Management ("ERM") is to promptly identify, assess, manage, monitor, and report risks that affect the achievement of our strategic, operational, and financial objectives. The key objectives of our ERM framework are to:
•Protect our capital base and earnings by monitoring risks against our stated risk appetite and limits;
•Promote a sound risk management culture through disciplined and informed risk taking;
•Enhance value creation and contribute to an optimal risk-return profile by providing the basis for efficient capital deployment;
•Support our group-wide decision-making process by providing reliable and timely risk information; and
•Safeguard our reputation.
The ERM framework applies to all lines of business and corporate functions.
Risk Governance
At the heart of our ERM framework is a governance process with responsibilities for identifying, assessing, managing, monitoring, and reporting risks. We articulate roles and responsibilities for risk management throughout the organization, from the Board of Directors and the Chief Executive Officer to our business and corporate functions, thus embedding risk management throughout the Company (refer to 'Risk Governance and Risk Management Organization' below).
Our risk policies are a formal set of documents that outline key drivers of risk and responsibilities for managing individual and aggregate risks. Our qualitative and quantitative risk reporting framework provides transparency and early warning indicators to senior management with regard to our overall risk profile, adherence to risk appetite and limits and management actions at the Group and legal entity level.
Various governance and control bodies coordinate to help ensure that objectives are being achieved, risks are identified, and appropriately managed, and internal controls are in place and operating effectively.
Internal Capital Model
An important aspect of our ERM framework is our internal capital model. Utilizing this modeling framework provides us with a holistic view of the capital we put at risk in any year by allowing us to understand the relative interaction among the known risks impacting us. This integrated approach recognizes that a single risk factor can affect different sub-portfolios and that different risk factors can have different mutual dependencies. We continuously review and update our model and its parameters as our risk landscape and external environment continue to evolve.
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
Our internal capital model is an integral part of the business planning process which provides an assessment as to whether our prospective business and investment strategies are in line with our defined risk appetite and objectives at the Group and legal entity level. The model also provides a basis for optimizing our risk-return profile by providing consistent risk measurement across the Group. The model outputs are reviewed and supplemented with management’s judgment and business experience and expertise. The internal capital model is subject to regular updates and validations.

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
Risk Appetite and Limit Framework
Our integrated ERM framework considers material risks that arise both internally and externally, that could impact our business. Material risks that might accumulate and have the potential to produce substantial losses are subject to our group-wide risk appetite and limit framework. Our risk appetite, as authorized by the Board of Directors, represents the amount of risk that we are willing to accept in pursuit of our strategic objectives, within the constraints imposed by our capital resources as well as the expectations of our stakeholders as to the type of risks we hold within our business. At an annual aggregated level, we also monitor and manage the potential financial loss from the accumulation of risk exposure in any one year.
Specific risk limits are defined and translated into a consistent framework across our identified risk categories and across our legal entities and are intended to limit the impact of individual risk types or accumulations of risk. Individual limits are established through an iterative process to ensure that the overall framework complies with our group-wide requirements on capital adequacy and risk accumulation.
We monitor risks against our documented risk appetite and defined limits and report any deviations through our risk reporting framework.
External Perspectives
Various external stakeholders, among them regulators, rating agencies, investors and accounting bodies, place emphasis on the importance of sound risk management in the insurance and reinsurance industry. We monitor developments in the external environment and evolve our ERM framework and risk management practices accordingly.
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

Group Executive Level
The Executive Committee formulates our business objectives and risk strategy within the overall risk appetite set by the Board of Directors. It allocates capital resources and sets limits across the Group, with the objective of balancing return and risk. While the Executive Committee is responsible overall for risk management, it has delegated some authority to the executive level Risk Management Committee ("RMC") consisting of the Chief Executive Officer, Chief Financial Officer, Chief Underwriting Officer, Chief Risk Officer, Chief Actuary - Reserving and Capital, and Chief Administrative and Legal Officer.
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
Management Committees
•The Operating Committee oversees the day-to-day operations of the organization, ensuring decisions are aligned and prioritized with our strategic goals and values.
•The Global Underwriting Committee oversees the integrity and effectiveness of our Underwriting Governance Framework ensuring our underwriting activities are consistent with that framework.
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
•The Capital Management Committee oversees the integrity and effectiveness our capital management policy, including the capital management policies of our legal entities and branches, and oversees the availability of capital within the Group.
•The Group Reserving Committee ensures appropriate oversight and validation of the Group loss reserves.
RMC Sub-Committees
•The Exposure Management Committee oversees the Group's exposure management framework for catastrophe and non-catastrophe lines, including the validation of modeling, threats framework, accumulation practices and monitoring of management appetites.
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
•The Climate Change Working Group focuses specifically on climate-related risks and opportunities and oversees climate risk initiatives.
Group Risk Management Organization
As a general principle, management in each of the lines of business and corporate functions is responsible in the first instance for the risks and returns of its decisions. Management is the 'owner' of risk management processes and is responsible for managing our business within defined risk limits.

The Chief Risk Officer, who reports to the Chief Financial Officer and the Chair of the Risk Committee leads our independent Group Risk function, and is responsible for oversight and implementation of the Group's ERM framework, as well as providing guidance and support for risk management practices. Group Risk is responsible for developing methods and processes for identifying, assessing, managing, monitoring, and reporting risk. This forms the basis for informing the Risk Committee and RMC of the Group’s risk profile. Group Risk develops our ERM framework and oversees the adherence to this framework at the Group and legal entity level. Our Chief Risk Officer regularly reports risk matters to the Chief Financial Officer, Executive Committee, RMC, and the Risk Committee.
Internal Audit, an independent, objective function, reports to the Audit Committee of the Board of Directors on the effectiveness of our ERM framework. This includes assurance that key business risks have been adequately identified and managed appropriately and that our system of internal control is operating effectively. Internal Audit also coordinates risk-based audits, compliance reviews and other specific initiatives to evaluate and address risk within targeted areas of our business.
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
Our risk landscape is reviewed and reported on a regular basis to ensure that it remains up-to-date based on the evolving risk profile of the Company. In addition, we undertake ongoing risk assessments across all enterprise risks, the output of which is captured in our risk register, which is reviewed and reported through our governance structure.
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
Pricing
Premiums for insurance and reinsurance contracts are intended to cover expected claim costs, acquisition costs, operating costs, and an adequate level of profit margin commensurate to the risk being assumed. Premium amounts are typically agreed upfront, whereas the claim costs materializes over an extended period, especially for liability lines. The social, economic, and legal environments may evolve differently over that period compared to the original expectation. Additionally, inherent variability in claim counts and amounts could result in higher overall claim costs than expected in a given year. These factors could lead to a shortfall in premiums charged at the time of underwriting the policy. Premium risk can increase in times of heightened uncertainty in claim cost trends and at times when demand-supply imbalance results in competitive pricing.

We mitigate premium risk in our portfolio through four main levers. First, we take a vigilant and cautious approach on claims cost trends, and we review these assumptions regularly and frequently. Second, in some of our contracts we include loss and/or exposure adjustment features that flex premium and/or acquisition costs in response to higher-than-expected exposures and/or claim costs. Third, we employ underwriting action and reinsurance protection to minimize volatility in our claims experience by managing aggregation of limits and by maintaining balance between portfolio margin and limits deployed. Last, we continually enhance our processes including refining our models to ensure we grow the portfolio at times when pricing is in surplus and we shrink the portfolio at times when pricing is in deficit.
Reinsurance Purchasing
Another key component of our mitigation of insurance risk is the purchase of reinsurance to protect our business on a treaty (covering a portfolio of risks) and facultative (single risk) basis.
For treaty reinsurance, we purchase proportional and non-proportional cover.
Under proportional reinsurance, we cede an agreed percentage of the premiums and the losses and loss expenses on the policies we underwrite. We primarily use proportional reinsurance on our liability, professional lines and cyber insurance portfolios, as well as on select property insurance portfolios, where we protect against higher loss frequency rather than specific events. We also purchase proportional reinsurance for our accident & health, credit and surety, liability, motor, and professional lines reinsurance portfolios, which includes cessions to our Strategic Capital Partners.
We use non-proportional reinsurance, whereby losses up to a certain amount (i.e., our retention) are borne by us. By using non-proportional reinsurance, we can limit our liability with a retention, which reflects our willingness and ability to bear risk, and is therefore in line with our risk appetite. We primarily purchase the following forms of non-proportional reinsurance:
•Excess of loss per risk – our reinsurer(s) indemnify us for loss amounts in excess of our retention, for all individual policies effected, as defined in the treaty terms and conditions. Per-risk treaties are an effective means of risk mitigation against large single losses (e.g., a large fire claim).
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
Facultative reinsurance provides risk transfer on a case by case basis. In certain circumstances, we use facultative reinsurance to complement treaty reinsurance by covering additional risks over and above what is already covered by treaties. Facultative reinsurance is monitored by the risk funding team.
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

The table below shows our net PML to a single natural peril catastrophe event within certain defined single zones which correspond to peak industry catastrophe exposures at January 1, 2024 and 2023:

Estimated Net Exposures (millions of U.S. dollars)		January 1, 2024			January 1, 2023
Territory	Peril	50 Year Return Period	100 Year Return Period	250 Year Return Period	50 Year Return Period	100 Year Return Period	250 Year Return Period
Single zone, single event
Southeast	U.S. Hurricane	$114	$131	$149	$74	$96	$125
Northeast	U.S. Hurricane	9	26	59	11	35	72
Mid-Atlantic	U.S. Hurricane	41	85	111	26	59	99
Gulf of Mexico	U.S. Hurricane	104	124	143	67	86	121
Europe	Windstorm	59	87	107	39	57	77
Japan	Windstorm	10	12	21	39	106	146
Japan	Earthquake	41	67	114	50	115	195
California	Earthquake	115	137	163	65	98	144

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
As indicated in the table above, our modeled single occurrence 1-in-100-year return period PML for a Southeast U.S. hurricane, net of reinsurance, is approximately $131 million. According to our modeling, there is a one percent chance that on an annual basis losses incurred from a Southeast U.S. hurricane event could be in excess of $131 million. Conversely, there is a 99% chance that on an annual basis the loss from a Southeast U.S. hurricane will fall below $131 million.
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
Reserving Risk
The estimation of reserves for losses and loss expenses ("loss reserves") is subject to uncertainty as the settlement of claims is dependent on future events and developments. There are many factors that would cause loss reserves to increase or decrease, which include, but are not limited to emerging claims and coverage issues, changes in the legislative, regulatory, social and economic environment and unexpected changes in loss inflation. The estimation of loss reserves could also be adversely affected by the failure of our loss limitation strategy and/or the failure of models used to support key decisions.
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
Reserving for longer tail lines of business represents a significant component of reserving risk. When loss trends prove to be higher than those underlying our reserving assumptions, the risk is greater because loss reserves recorded in our consolidated financial statements cover claims arising from several years of underwriting activity and these reserves are likely to be adversely affected by unfavorable loss trends. We manage and mitigate reserving risk on longer tail business in a variety of ways. First, the longer tail business we write is part of a well-balanced and diversified global portfolio of business. Second, we follow a disciplined underwriting process that utilizes available information, including industry trends.
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
Claims Handling Risk
In accepting risk, we are committing to the payment of claims and therefore these risks must be understood and controlled. We have claims teams dedicated to our main lines of business. Our claim teams include a diverse group of experienced professionals, including claims adjusters and attorneys. We also use approved external service providers, such as independent adjusters and appraisers, surveyors, accountants, investigators, and specialist attorneys, as appropriate.
We maintain claims handling guidelines, which include details on claims reporting controls and claims reporting escalation procedures, for all our claims teams. Large claims matters are reported on a weekly basis in claims summaries that are circulated to our underwriters, senior management and others involved in the reserving process. To maintain communication between underwriting and claims teams, claims personnel regularly report at underwriting meetings and frequently attend client meetings.

We foster a strong culture of review among our claims teams. This includes MIAs whereby senior claims handlers and/or external audit resources audit a sample of claim files. The process is designed to ensure consistency between the claims teams and to develop group-wide best practices.
When we receive notice of a claim, regardless of size, it is recorded in our claims and financial systems. In addition, we produce alerts regarding significant events and potential losses, regardless of whether we have exposure. These alerts allow a direct notification to be communicated to underwriters and senior management worldwide. Similarly, for natural peril catastrophes, we have developed a catastrophe database, along with catastrophe coding in certain systems, that allows for the gathering, analyzing, and reporting of loss information as it develops from early modeled results to fully adjusted and paid losses.
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
Environmental, Social and Governance (ESG) and sustainability have become major topics that encompass a wide range of issues, including climate change and other environmental risks. In line with our strategy, we have put in place a number of measures in order to identify, assess, manage, and monitor potential exposure to climate risks, for example physical, transition and liability risks.
At least on a quarterly basis, the Executive Committee meets and receives holistic information about execution against strategy and makes decisions to adjust and/or advance strategy. In addition, strategies employed throughout our business in support of the broader enterprise strategy are reviewed in the context of a broader governance structure by business leadership and are ultimately approved by the Board of Directors.
Market Risk
Market risk is the risk that our financial instruments, which include derivatives, may be negatively impacted by movements in financial market prices or rates, such as interest rates, credit spreads, equity securities' prices and foreign currency exchange rates. Fluctuations in market prices or rates primarily affect our investment portfolio.
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
We supplement our asset-liability management with various internal policies and limits. As part of our strategic asset allocation process, different strategic asset classes are simulated and stressed to evaluate the ‘optimal’ portfolio, given return objectives and risk constraints. Our investments team manages asset classes to control aggregation of risk and provide a consistent approach to constructing portfolios and the selection process of external asset managers. We have limits on the concentration of investments by single issuers and certain asset classes, and we limit the level of illiquid investments (refer to 'Liquidity Risk' below).
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
Credit Risk Aggregation
Refer to Item 8, Note 12 to the Consolidated Financial Statements 'Commitment and Contingencies' – Concentration of Credit Risk – Credit Risk Aggregation
Credit Risk Relating to Cash and Investments
Refer to Item 8, Note 12 to the Consolidated Financial Statements 'Commitment and Contingencies' – Concentration of Credit Risk – Cash and Investments
Credit Risk Relating to Reinsurance Recoverable Assets
Refer to Item 8, Note 12 to the Consolidated Financial Statements 'Commitment and Contingencies' – Concentration of Credit Risk – Reinsurance Recoverable on Unpaid and Paid Losses and Loss Expenses
Credit Risk Relating to Premium Receivables
Refer to Item 8, Note 12 to the Consolidated Financial Statements 'Commitment and Contingencies' – Concentration of Credit Risk – Insurance and Reinsurance Premium Balances Receivable
Credit Risk Relating to our Underwriting Portfolio
We provide credit insurance primarily for lenders (financial institutions) and commodity traders seeking to mitigate the risk of non-payment from their borrowers and trading counterparties. This product complements our traditional political risk insurance business. For the credit insurance contracts, it is necessary for the buyer of the insurance, most often a bank or commodity trader, to hold an insured asset, most often an underlying loan, or sale and purchase contract in order to claim compensation under the insurance contract. The majority of the credit insurance provided is for single-name illiquid risks that can be individually analyzed and underwritten, primarily in the form of senior secured bank loans but also unsecured payment obligations in the case of shorter term trade credit. As part of the underwriting process, an evaluation of creditworthiness and reputation of the obligor is critical. We generally require our clients to retain a share of each transaction that we insure. A key element to our underwriting analysis is the assessment of recovery in the event of default, and, accordingly, the strength of the collateral and the enforceability of rights to the collateral are paramount.

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

We provide reinsurance of credit and surety bond insurers exposed to the risks of financial loss arising from non-payment of trade receivables or other credit obligations covered by a policy (credit insurance) or non-performance of obligations (surety). Our credit insurance exposures are concentrated within developed economies, while our surety bond exposures are concentrated in Latin America and developed economies. We provide coverage to the mortgage industry through insurance and reinsurance of mortgage insurance companies and U.S. government-sponsored entity credit risk sharing transactions. We focus on credit risk transfer from Federal Home Loan Mortgage Corporation and Federal National Mortgage Association, in the single-family, fixed rate, conforming mortgage space. We also provide this cover globally in a select number of developed countries. Our exposure to credit risk (credit, surety and mortgage) is monitored and managed through robust underwriting within defined parameters for credit quality and concentration, continuous monitoring of the housing and credit markets, as well as limits on our PML resulting from a severe economic downturn.
Operational Risk
Operational risk represents the risk of loss as a result of inadequate processes, system failures, human error or external events, including but not limited to direct or indirect financial loss, reputational damage, customer dissatisfaction, and legal and regulatory penalties.
Group Risk is responsible for coordinating and overseeing a group-wide framework for operational risk management. As part of this oversight, we facilitate the identification, assessment and management of key operational risks through risk assessments, and these are recorded on our risk register. We also maintain an operational loss-event database which helps us monitor and analyze potential operational risk issues, identify any trends, and, where necessary, put in place improvement actions to avoid occurrence or recurrence of operational loss events. We further supplement this with deep dive reviews to identify the key drivers of risk and review and challenge the appropriateness of current mitigation strategies and make recommendations for improvement.
We manage transaction type operational risks through the application of process controls throughout our business.
We have specific processes and systems in place to focus on high priority operational matters, such as managing business resilience, information security, and third-party vendor risk, which are described below:
•Major failures and disasters that could cause a severe disruption to working environments, facilities, and personnel, represent a significant operational risk to our business. Our Business Continuity Management framework strives to protect critical business services and the functions that support these business services from these effects to enable us to carry out our core tasks in time and at the quality required.
•We have developed a number of Information Technology ("IT") platforms, applications and security controls to support our business activities worldwide. Dedicated security standards are in place for our IT systems to ensure the proper use, availability and protection of our information assets.
•We have enhanced our governance processes for the prioritization of projects, to ensure greater transparency of the decision-making process, the alignment of teams working on the same projects, consistency of approach and alignment to strategy.
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
•Regulatory capital requirements - In each country in which we operate, the local regulator specifies the minimum amount and type of capital that each of the regulated entities must hold in support of their liabilities and business plans. We target to hold, in addition to the minimum capital required to comply with the solvency requirements, an adequate buffer to ensure that each of our regulated entities meets its local capital requirements. Refer to Item 8, Note 22 to the Consolidated Financial Statements 'Statutory Financial Information' for further details.
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
The insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excess underwriting capacity, as well as periods when shortages of capacity permit favorable premium levels. An increase in premium rates is often offset by an increased supply of insurance and reinsurance capacity, via capital driven by new entrants, new capital market instruments and structures and/or the commitment of additional capital by existing insurers and reinsurers. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms, increased expenses for customer acquisition and retention, and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance and reinsurance business significantly, which in turn could affect our business, results of operations or financial condition.

Our results of operations, financial condition or liquidity could be adversely affected by the occurrence of natural and man-made disasters, as well as outbreaks of pandemic or contagious diseases.
While we exited the catastrophe and property reinsurance lines of business in 2022, we continue to have exposure to unexpected losses resulting from natural disasters, man-made catastrophes and other catastrophe events. Catastrophes can be caused by various events, including hurricanes, typhoons, earthquakes, tsunamis, hailstorms, floods, severe winter weather, fires, drought and other natural disasters and outbreaks of pandemic or contagious diseases. Catastrophes can also be man-made, such as terrorist attacks and other intentionally destructive acts, including those involving nuclear, biological, chemical or radiological events, cyber-attacks, explosions and infrastructure failures. The incidence and severity of catastrophes are inherently unpredictable and losses from catastrophes could be substantial.
Increases in the values and concentrations of insured property, particularly in coastal regions, and increases in the cost of construction materials required to rebuild affected properties, may continue to increase the impact of natural catastrophe events. Changes in global climate conditions may further increase the frequency and severity of natural catastrophe activity and losses. Similarly, changes in global political and economic conditions may increase both the frequency and severity of man-made catastrophe events. Our business also has exposure to global or nationally occurring pandemics caused by highly infectious and potentially fatal diseases. The impact of catastrophe events in years 2023, 2022 and 2021 included the recognition of the net losses and loss expenses of:
•$138 million, in the aggregate, primarily related to Cyclone Gabrielle and other weather-related events in 2023;
•$403 million, in the aggregate, primarily related to Hurricane Ian, the Russia-Ukraine war, Winter Storm Elliot, June European Convective Storms, and the COVID-19 pandemic in 2022; and
•$443 million, in the aggregate, primarily related to Hurricane Ida, U.S. Winter Storms Uri and Viola, and July European Floods in 2021.
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
Risks from cybersecurity threats are dynamic and fast evolving, and could be exacerbated by geopolitical tensions, including hostile actions taken by nation-states and terrorist organizations. There is a risk that increases in the frequency and severity of cybersecurity incidents affecting us, our clients, or our third-party service providers could materially adversely affect our results of operations, financial condition or liquidity. The losses incurred from these risks are also dependent on our clients’ and our third-party service providers' cybersecurity practices and defenses, as well as how policy terms and conditions interact with the evolving threat landscape. In addition, our exposure to cybersecurity incidents potentially includes exposure through “non-affirmative” coverages, meaning risks and potential losses associated with policies where cybersecurity risk is not explicitly included or excluded in the policy terms and conditions. As this is a relatively new risk, even in cases where losses from cybersecurity incidents are explicitly excluded, there can be no assurance that a court or arbitration panel will interpret policy language in line with the intention of the exclusion.
We could face unanticipated losses from war, terrorism, political unrest, and geopolitical uncertainty, and these or other unanticipated losses could have an adverse effect on our results of operations, financial condition or liquidity.
We have exposure to unexpected losses resulting from acts of terrorism, political unrest and geopolitical instability, including, but not limited to, events related to Russia’s invasion of Ukraine, the Israel-Hamas conflict and the associated conflict in the Red Sea and in many regions of the world. Russia’s invasion of Ukraine is having a profound impact on energy markets, particularly in Europe, which is impacting and may continue to impact economic conditions and investment returns. In certain instances, we specifically insure and reinsure risks resulting from acts of terrorism. Even in cases where we attempt to exclude losses from terrorism and certain other similar risks from some coverages written by us, there can be no assurance that a court or arbitration panel will interpret policy language or otherwise issue a ruling favorable to us. Accordingly, we can offer no assurance that our loss reserves will be adequate to cover losses should they materialize beyond expectation.

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
Our credit and political risk line of business also provides non-payment coverage on specific loan obligations. We insure sovereign non-payment and corporate non-payment as a result of commercial as well as political risk events. The vast majority of the corporate non-payment credit insurance provided is for single-named illiquid risks, primarily in the form of senior bank loans that can be individually analyzed and underwritten. Generally, we do not underwrite insurance for structured finance products that would expose us to mark-to-market losses. In addition, our credit insurance contracts typically do not include terms which would introduce liquidity risk, most notably in the form of a collateralization requirement upon a ratings downgrade. We also manage our exposure by, among other things, setting credit limits by country, region, industry and individual counterparty, and regularly reviewing our aggregate exposures. However, due to globalization, political instability in one region can spread to other regions. Geopolitical uncertainty regarding a variety of domestic and international matters, such as the U.S. political and regulatory environment and the potential for default by U.S., Canadian and by one or more European sovereign debt issuers, could have a material adverse effect on our results of operations, financial condition or liquidity.
We may be adversely impacted by economic and social inflation
Our operations, like those of other insurers and reinsurers, are susceptible to the effects of economic and social inflation because premiums are established before actual losses and loss expenses are known. Although we consider the potential effects of economic and social inflation when setting premium rates, premiums may not fully offset the effects of inflation and thus may not adequately underwrite the risks we insure and reinsure. Loss reserves include assumptions about future payments for settlement of claims and claims-handling expenses. To the extent economic and social inflation causes costs to increase above loss reserves established for claims, we will be required to increase loss reserves with a corresponding reduction in net income in the period in which the deficiency is identified, which may have a material adverse effect on our results of operations or financial condition. Unanticipated higher economic inflation could also lead to higher interest rates, which would negatively impact the value of our fixed income securities and potentially other investments. In addition, to the extent that unanticipated higher economic inflation in different geographies leads to currency fluctuations, we may also experience increased volatility on foreign exchange gains and losses.

Global climate change, and increasing regulation relating to climate change, may have an adverse effect on our results of operations, financial condition or liquidity.
We are potentially exposed to different aspects of climate risk, specifically, physical, investment, liability and transition risks, as a result of climate change.
Physical risks include weather-related events and longer-term shifts in climate patterns and emanate primarily from the underwriting of property insurance and reinsurance. Climate change has added to the unpredictability and frequency of natural disasters in certain parts of the world and has created additional uncertainty as to future trends and exposures. Although the loss experience of catastrophe insurers and reinsurers has historically been characterized as low frequency, in recent years, the frequency of severe weather-related events has increased, and this trend may continue in the future. Climate change is likely to expose us to an increased frequency and/or severity of weather-related losses, and there is a risk that our pricing of these perils or our management of the associated aggregations does not appropriately allow for changes in climate.

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
We may also be exposed to liability risks. Liability risks relate to losses or damages suffered by our insureds from physical or transition risks, such as losses stemming from climate-related litigation in liability lines. These risks could arise from management and boards of directors not fully considering or responding to the impacts of climate change, or not appropriately disclosing current and future risks. In addition, new regulatory developments, increased litigation activity and subsequent liability issues associated with climate change or greenhouse gas emissions may lead to losses under environmental liability, product liability and directors and officers or professional liability, particularly where the emitter is deemed to have misled investors. In addition, there is a link between liability risk and transition risk as the failure of companies to shift towards a low-carbon future and mitigate the impacts of climate change may lead to losses incurred by insureds.
There is additionally a risk that certain elements of our business cease to be viable as a result of climate change 'transition' risks, which relate to losses driven by policy, legal, technological, and market changes to address climate risks and include changes in consumer behavior, shareholder preferences, and any additional regulatory and legislative requirements, such as carbon taxes. Through its fossil fuel policy, AXIS Capital has committed to fully phasing out thermal coal from its insurance and facultative reinsurance portfolios no later than 2030 in OECD countries and 2040 globally. Additionally, by the end of 2025, AXIS has committed to phasing out any existing investments in companies in the thermal coal or oil sands industries that exceed its policy thresholds in its fossil fuel policy. There remains a risk that our financial condition or operating performance may be impacted by changes in our business model arising from climate change transition and by the performance of strategies we put in place to manage this transition.
We are also subject to complex and changing laws, regulations and public policy debates relating to climate change and other environmental risks, including overlapping, yet distinct, climate change-related disclosure requirements in multiple jurisdictions. These are difficult to predict and quantify, may conflict with one another, and may impose additional costs on us, which in turn could have an adverse impact on our business.
Changes in regulations relating to climate change or our own leadership decisions implemented as a result of assessing the impact of climate change on our business may result in an increase in the cost of doing business or a decrease in premiums.
The effects of emerging claim and coverage issues on our business are uncertain.
As industry practices and legal, judicial, social, political, technological and other environmental conditions change, unexpected issues related to systemic risks, claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the frequency and/or severity of claims. For example, the 2008 global financial crisis resulted in a higher level of claim activity on professional lines insurance and reinsurance business. Moreover, legislative, regulatory, judicial or social influences may impose new obligations on insurers or reinsurers that extend coverage beyond the intended contractual obligations, or result in an increase in the frequency or severity of claims beyond expected levels, for example as described in the climate change risk factor. In some instances, the effects of these changes may not become apparent until after we have issued the impacted insurance or reinsurance contracts. In addition, actual losses may vary materially from the current estimate of losses based on a number of factors (refer to 'If actual claims exceed our loss reserves, our financial results could be adversely affected' below). As a result, the full extent of liability under an insurance or reinsurance contract may not be known for many years after the contract is issued and a loss occurs.

If actual claims exceed loss reserves, our financial results could be adversely affected.
While we believe that loss reserves at December 31, 2023 are adequate, new information, events or circumstances, unknown at the original valuation date, may lead to future developments in ultimate losses being significantly greater or less than the loss reserves currently provided. The actual final cost of settling claims outstanding at December 31, 2023, as well as claims expected to arise from the unexpired period of risk, is uncertain. There are many factors that would cause loss reserves to increase or decrease, which include, but are not limited to, changes in claim severity, changes in the expected level of reported claims, judicial action changing the scope and/or liability of coverage, changes in the legislative, regulatory, social and economic environment and unexpected changes in loss inflation.
When establishing our single point best estimate of loss reserves at December 31, 2023, management considered actuarial estimates and applied informed judgment regarding qualitative factors that may not be fully captured in actuarial estimates. Such factors included, but were not limited to, an examination of trend assumptions, the timing of the emergence of claims, volume and complexity of claims, current social and judicial trends, potential severity of individual claims and the extent of internal historical loss data versus new industry information.
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
If we choose to purchase reinsurance, we may be unable to do so on favorable terms or at all.
We purchase reinsurance for our insurance and reinsurance operations in order to mitigate the volatility of losses on our financial results. From time to time, market conditions have limited, and in some cases have prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance that they consider adequate for their business needs. There is no guarantee that our desired amounts of reinsurance or retrocessional reinsurance will be available in the marketplace in the future. In the current environment, our ability to renew our current reinsurance or retrocessional reinsurance arrangements or obtain desired amounts of new or replacement coverage on favorable terms may be substantially reduced as a result of the impact of inflation, industry catastrophic losses to reinsurer capital and the appetite for certain lines of business. In addition to capacity risk, the remaining capacity may not be on terms we deem appropriate or acceptable or with companies with whom we want to do business. If we are unable to renew our current reinsurance or retrocessional reinsurance or purchase new or replacement coverage, on favorable terms or at all the amount of business we are willing to write may be limited or our protection from losses due to large loss events may be materially reduced.

We utilize models to assist our decision making in key areas such as underwriting, reserving, investment management, capital assessment, risk management, reinsurance purchasing and the evaluation of our catastrophe risk, and we could be adversely impacted if these models are inadequate or unfit for the purpose for which they are being used.
We employ various modeling techniques (for example, scenarios, predictive, stochastic and/or forecasting) to analyze and estimate exposures and risks associated with our assets and liabilities. We utilize modeled outputs and related analyses to assist us in decision-making, for example, related to underwriting and pricing, reserving, investment, capital assessment, risk management, reinsurance purchasing and the evaluation of our catastrophe risk through estimates of probable maximum losses, or "PMLs". The modeled outputs and related analyses, both from proprietary and third-party models, are subject to various assumptions, professional judgment, uncertainties and the inherent limitations of any statistical analysis, including the use and quality of historical internal and industry data. These models may turn out to be inadequate representations of the underlying subject matter, including as a result of inaccurate inputs or application thereof (whether due to data error, human error or otherwise). Consequently, actual losses from loss events, whether from individual components (for example, wind, flood, earthquake, etc.) or in the aggregate, may differ materially from modeled results. If, based upon these models or other factors, we misprice our products or underestimate the frequency and/or severity of loss events, our results of operations, financial condition or liquidity may be adversely affected. In addition, PMLs are based on results of stochastic models that consider a wide range of possible events, their losses and probabilities. It is important to consider that stochastic events are not an exact representation of actual events. Thus, an actual event does not necessarily resemble one of the stochastic events, and the specific characteristics of the actual event can lead to substantial differences between actual and modelled losses.
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
The insurance industry is undergoing extensive technological change. There is increasing focus by traditional insurance industry participants, technology companies, including new insurance technology companies ("InsurTech") and others on using technology and innovation (including artificial intelligence, digital platforms, data analytics, and robotics), to disrupt and/or enhance current business models and operations. This includes market-wide enabling technology initiatives (e.g. Blueprint 2 in the London Market). We expect this trend to enable enhanced customer focus, greater efficiencies, delivery of more relevant products and other sources of competitive advantage. If we do not adapt to these technological changes, it could harm our ability to compete, which could have a material adverse impact on our growth or profitability.
Furthermore, enhanced competition could drive innovation, technological change and changing customer preferences in the markets in which we operate, and these changes could pose other risks to our businesses. For example, they could result in increasing expenses as we make investments to innovate our products and services.
In addition, certain of our strategic choices, including our exit from catastrophe and property reinsurance lines of business in 2023, could impact our competitive position, which could have an impact on existing relationships and market share.
Global economic conditions could adversely affect our business, results of operations or financial condition.
The global economic environment continues to be impacted by inflationary pressures, high interest rates, and uncertainty regarding the geopolitical environment, the possibility of a recession, government shutdowns, debt ceilings and the tightening of capital availability. During 2022 and the first half of 2023, inflation reached and stayed unusually high in many parts of the world, and central banks in the U.S. and other countries raised interest rates to counter inflation by slowing economic activity. Monetary policy tightening actions are ongoing at December 31 2023, and their long-term impact on financial markets and the real economy is still uncertain. Uncertainty and market turmoil has affected and may in the future affect, among other aspects of our business, the demand for and claims made under our products, the ability of customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance and portfolio. We also provide coverage to the mortgage industry through insurance and reinsurance of mortgage insurance companies and U.S. government sponsored entity credit risk sharing transactions, and deteriorating economic conditions could cause mortgage insurance losses to increase and adversely affect our results of operations or financial condition.
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
In connection with the implementation of our corporate strategies, we face risks associated with the acquisition or disposition of businesses, the entry into new lines of business, the integration of acquired businesses and the growth and development of these businesses.
As part of our strategy, we have pursued and may continue to pursue growth through acquisitions, or we may dispose of or exit businesses we currently own. The success of this strategy is dependent upon our ability to identify appropriate acquisition and disposition targets, negotiate transactions on favorable terms, complete transactions and, in the case of acquisitions, successfully integrate them into our existing businesses. If a proposed transaction is not consummated, the time and resources spent in researching it could adversely result in missed opportunities to locate and acquire other businesses. In addition, the negotiation of potential acquisitions as well as the integration of an acquired business or new personnel could result in a substantial diversion of management resources. Successful integration may depend on, among other things, our ability to effectively integrate acquired businesses or new personnel into our existing risk management and financial and operational reporting systems, our ability to effectively manage any regulatory issues created by our entry into new markets and geographic locations, our ability to retain key personnel and other operational and economic factors. There can be no assurance that the integration of acquired businesses or new personnel will be successful, or that we will realize anticipated synergies, cost savings and operational efficiencies, or that the business acquired will prove to be profitable or sustainable. Acquisitions could involve numerous additional risks such as potential losses from unanticipated litigation, levels of claims and an inability to generate sufficient revenue to offset acquisition costs. Failure to manage these risks could materially and adversely affect our business, financial condition and results of operations. If we dispose of or otherwise exit certain businesses, there can be no assurance that we will not incur certain disposition related charges, or that we will be able to reduce overhead related to the divested assets.
From time to time, either through acquisitions or internal development, we may enter new lines of business or offer new products and services within existing lines of business. These new lines of business or new products and services may present additional risks, particularly in instances where the markets are not fully developed. Such risks include the investment of significant time and resources; the possibility that these efforts will not be successful, or that we are unable to retain clients; and the risk of additional liabilities associated with these efforts. Failure to manage these risks in the development of new lines of businesses could materially and adversely affect our business, financial condition and results of operations.
New regulations relating to the U.K.'s withdrawal from the E.U. could adversely affect us.
In January 2020, the U.K. ceased to be a member of the EU ("Brexit"). AXIS Specialty Europe SE accesses the U.K. market through a third country branch in the U.K. In February 2023 the European Insurance and Occupational Pensions Authority ("EIOPA") published a Supervisory Statement on governance of third country branches. Although this Supervisory Statement is directed towards national supervisory authorities, it does set out how EIOPA expects third country branches to be supervised across the European Union. In Ireland, the Central Bank of Ireland has published its response to this Supervisory Statement, and made its expectations of the insurers clear. AXIS Specialty Europe SE has conducted a gap analysis against these Central Bank of Ireland expectations, and has not found any gaps.
Lloyd’s accesses the European Union market through its Belgium based insurance company, Lloyd’s Insurance Company S.A., which has a third country branch in the U.K. In Belgium, the National Bank of Belgium has not yet made any public announcement regarding the EIOPA Supervisory Statement. As change the status quo by the National Bank of Belgium could impact Lloyd’s Insurance Company S.A., and consequently AXIS Managing Agency Limited. We continue to monitor this situation closely.
Since we depend on a few brokers for a large portion of our revenues, loss of business provided by any one of them could have a material adverse effect on our business.
We market our insurance and reinsurance products worldwide primarily through insurance and reinsurance brokers and derive a significant portion of our business from a limited number of brokers. Aon plc, Marsh & McLennan Companies, Inc., including its subsidiary Guy Carpenter & Company, Inc. and Arthur J. Gallagher & Co., provided 38% of gross premiums written in 2023. Our relationships with these brokers are based on the quality of our underwriting and claims services, as well as our financial strength ratings. Any deterioration in these factors could result in the brokers advising our clients to place their business with other insurers and reinsurers. In addition, these brokers also have, or may in the future acquire, ownership interests in insurance and reinsurance companies that may compete with us; these brokers may then favor their own insurers and reinsurers over other companies. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.
A downgrade in our financial strength or credit ratings by one or more rating agencies could adversely affect our business, results of operations, financial condition or liquidity.
Financial strength, claims paying and credit ratings are important factors in establishing the competitive position of insurance companies and maintaining customer confidence in us and in our ability to market insurance products. Independent rating agencies analyze the financial performance and condition of insurers on an ongoing basis.
We have experienced, and there can be no assurance that we will not experience in the future, a ratings downgrade or other negative action from one of the independent rating agencies. This could arise from a change in our financial performance, our financial condition or a change in ratings methodology. Ratings agencies may also heighten the level of scrutiny they apply when analyzing companies in our industry, adjust upward the capital and other requirements employed in their models and/or discontinue credit and debt instruments or other structures deployed for maintenance of certain rating levels. A downgrade, withdrawal or negative watch/outlook by any independent rating agency could cause our competitive position in the insurance/reinsurance industry to suffer and make it more difficult for us to market our products. In addition, if we experience a credit rating downgrade, withdrawal or negative watch/outlook in the future, we could incur higher borrowing costs and may have more limited means to access capital. A downgrade, withdrawal or negative watch/outlook could also result in a substantial loss of business for us, as ceding companies and brokers that place such business may move to other insurers and reinsurers with higher ratings. We would also be required to post collateral under the terms of certain of our policies of reinsurance.
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
Any equity or debt financing, if available at all, may be on terms that are not favorable to us. As economic and market uncertainty continues, it is possible that access to the capital markets may become more constrained and cost of capital may increase. Equity financings could be dilutive to our existing shareholders and could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our other securities. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition could be adversely affected.
Our inability to obtain the necessary credit could adversely affect our ability to offer reinsurance in certain markets.
Neither AXIS Specialty Bermuda nor AXIS Re SE is licensed or admitted as an insurer or reinsurer in any jurisdiction other than Bermuda, Ireland, Singapore and Brazil. Because the U.S. and certain other jurisdictions do not permit insurance companies to take credit on their statutory financial statements for reinsurance obtained from unlicensed or non-admitted insurers unless appropriate security mechanisms are in place, our reinsurance clients in these jurisdictions typically require AXIS Specialty Bermuda and AXIS Re SE to provide letters of credit or other collateral, unless such reinsures have obtained reciprocal jurisdiction reinsurer status in the reinsured's domiciliary state. Our credit facilities are used to post letters of credit. However, if our credit facilities are not sufficient or if we are unable to renew our credit facilities or arrange for other types of security on commercially affordable terms, AXIS Specialty Bermuda and AXIS Re SE could be limited in their ability to write business for some of our clients.
We could be adversely affected by turnover of senior management, the loss of one or more key executives, an inability to attract and retain qualified personnel or by the inability of an executive to obtain a Bermuda work permit.
Our success depends on our ability to retain our existing key executives and to attract, hire and retain additional qualified personnel. There is significant competition from within the insurance industry and from businesses outside the industry for exceptional employees, especially in key positions. Our competitors may be able to offer a work environment with higher compensation or more opportunities. Any new personnel we hire may not be or become as productive as we expect, as we may face challenges in adequately or appropriately integrating them into our workforce and culture. Our effort to retain and develop personnel may also result in significant additional expenses, which could adversely affect our profitability. The loss of any of our key executives or the inability to attract, hire and retain other highly qualified personnel (whether as a result of an insufficient number of qualified applicants, difficulty in recruiting new employees, or inadequate resources to train, integrate, and retain qualified employees) could adversely affect our ability to conduct our business. Changes to or turnover among senior management or key executives could disrupt the Company’s strategic focus and operational capabilities. These changes, and the potential failure to retain and recruit senior management and other key employees, could have a material adverse effect on the Company’s operations and ability to manage the day-to-day aspects of its business. Unexpected or abrupt departures may result in the failure to effectively transfer roles, responsibilities, and institutional knowledge and may impede our ability to act quickly and efficiently in executing our business strategy as we devote resources to recruiting new personnel or transitioning existing personnel to fill those roles. Moreover, changes in local employment legislation, taxation and the approach of regulatory bodies to compensation practices within our operating jurisdictions may impact our ability to recruit and retain qualified personnel or the cost to us of doing so. In addition, health emergencies or pandemics could impact our ability to attract and retain key personnel. There can be no assurance that we will be successful in identifying, hiring or retaining successors on terms acceptable to us.

With few exceptions, generally only Bermudians, spouses of Bermudians or Permanent Resident Certificate holders (collectively, "Residents") may engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government only upon showing that, after proper public advertisement (in most cases), no Residents who meet the minimum standard requirements for the advertised position have applied for the position. Work permits are generally granted for one-, three- or five-year durations. Expatriate workers can, subject to the above, continue to be employed in Bermuda indefinitely by reapplying for work permits. All executives who periodically work in our Bermuda office and who require work permits have obtained them.
Increasing scrutiny and evolving expectations from investors, customers, regulators, policymakers and other stakeholders regarding environmental, social and governance matters may adversely affect our reputation or otherwise adversely impact our share price, demand for our securities and business and results of operations.
Investors, customers, regulators, policymakers and other stakeholders have placed increased importance on environmental, social and governance ("ESG") practices and disclosures. Certain institutional investors, investor advocacy groups, investment funds, creditors and other influential financial markets participants have become increasingly focused on companies’ ESG practices and disclosures in evaluating their investments and business relationships. The heightened and sometimes conflicting stakeholder focus on ESG issues related to our business requires the continuous monitoring of various and evolving laws, regulations, standards and expectations and the associated reporting requirements.
In addition, regulators have adopted and likely will continue to adopt pro- or anti-ESG-related rules and guidance, which may conflict with one another and impose additional costs on us. Pressure from key stakeholders to comply with additional voluntary ESG-related initiatives or frameworks could also require us to make substantial investments in ESG matters, which could impact the results of our operations. ESG encompasses a wide range of issues, including climate change and other environmental risks, diversity and inclusion and governance standards. We cannot predict whether our business decisions, business strategy and disclosures relating to ESG issues will meet the expectations or requirements of relevant stakeholders, including certain key institutional shareholders. In the event that we publicly disclose, voluntarily or otherwise, certain goals or initiatives regarding ESG matters, we could fail, or we could be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. This could result in adverse publicity, reputational harm, or loss of customer and/or investor confidence, which could adversely affect our business and results of operations. In addition, our share price and demand for our securities could be adversely affected.
Pandemics or other outbreaks of contagious diseases and efforts to mitigate their spread have had, and could in the future have, widespread impacts on the way we operate.
The spread of COVID-19 and mitigating measures caused unprecedented disruptions to the global economy and normal business operations across sectors and countries, including the sectors and countries in which we operate. A resurgence of the COVID-19 outbreak, including as a result of new variants, or future pandemics or other outbreaks of contagious diseases may result in similar or worse economic implications and disruptions.
Market Risk
Market risk is the risk that our financial instruments, which include derivatives, may be negatively impacted by movements in financial market prices or rates such as interest rates, credit spreads, equity securities' prices and foreign currency exchange rates.
Our investment portfolios are exposed to significant capital markets risk related to changes in interest rates, credit spreads and equity prices, as well as other risks, which may adversely affect our results of operations or financial condition.
The performance of our cash and investments portfolio has a significant impact on our financial results. A failure to successfully execute our investment strategy could have a significant impact on our results of operations or financial condition.
Our investment portfolio is subject to a variety of market risks, including risks relating to general economic conditions, interest rate fluctuations, equity price risk, foreign currency movements, pre-payment or reinvestment risk, liquidity risk and credit risk. We manage market risks through, among other things, stressing diversification and conservation of principal and liquidity in our investment guidelines. An extended period of poor global financial market returns would adversely impact the value of our investment portfolio.

Fixed maturities, which represent 85% of our total investments and 77% of total cash and investments at December 31, 2023, may be adversely impacted by changes in interest rates or credit spreads. Increases in yields could cause the fair value of our investment portfolio to decrease, resulting in a lower book value (refer to Item 7A 'Quantitative and Qualitative Disclosure About Market Risk' for further details) and capital resources. A decline in yields may result in reductions in our investment income as new funds and proceeds from sales and maturities of fixed income securities are reinvested at lower rates. This reduces our overall future profitability. Interest rates and credit spreads are highly sensitive to many factors, including governmental and central bank monetary policies, inflation, domestic and international economic and political conditions, corporate profitability and other factors beyond our control. In 2023, the U.S. Federal Reserve and other central banks increased interest rates at various times to stem inflation and may further increase rates in the future.
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
Our reporting currency is the U.S. dollar. However, a portion of gross premiums are written and ceded in currencies other than the U.S. dollar and a portion of gross and ceded loss reserves in currencies other than the U.S. dollar. In addition, a portion of our investment portfolio is denominated in currencies other than the U.S dollar. We may experience losses or gains resulting from fluctuations in the values of these non-U.S. currencies. Although we manage our foreign currency exposure through matching of our major foreign-denominated assets and liabilities, as well as through use of currency derivatives, there is no guarantee that we will successfully mitigate our exposure to foreign exchange losses due to unfavorable currency fluctuations. If we fail to manage our foreign currency exposures or experience unfavorable currency fluctuations due to factors such as political unrest, sovereign debt concerns, inflation or other macro-economic factors in jurisdictions in which we operate our results of operations could be materially adversely impacted.
Liquidity Risk
Liquidity risk is the risk that we may not have sufficient cash to meet our obligations when they are due, or would have to incur excessive costs to do so.
Our underwriting activities may expose us to liquidity risks.
Our exposure to liquidity risk stems mainly from the need to pay claims on potential extreme loss events and regulatory constraints that limit the flow of funds within the Group. We maintain cash and cash equivalents and high quality, liquid securities to meet expected outflows, including outflows that could result from a range of potential stress events. We place internal limits on the maximum percentage of cash and investments that may be in an illiquid form as well as on the minimum percentage of our asset portfolio that must be invested in unrestricted cash and liquid investment grade fixed income securities.
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
A reinsurer’s insolvency, inability or refusal to make payments under the terms of its reinsurance agreement with us, could have a material adverse effect on our business because we remain liable to the insured. We face counterparty risk whenever we purchase reinsurance or retrocessional reinsurance, and inflation and industry catastrophic losses have heightened this risk as counterparties experience economic strains and uncertainty. Consequently, the insolvency, inability or unwillingness of any of our present or future reinsurers to make timely payments to us under the terms of our reinsurance or retrocessional agreements could have a material adverse effect on our results of operations, financial condition, or liquidity.
Our reliance on brokers subjects us to credit risk.
In accordance with industry practice, we pay amounts owed on claims under our insurance and reinsurance contracts to brokers, and these brokers pay these amounts to clients that have purchased insurance and reinsurance from us. Although the law is unsettled and depends upon the facts and circumstances of the particular case, in some jurisdictions, if a broker fails to make such a payment, we might remain liable to the insured or ceding insurer for the deficiency.
Conversely, in certain jurisdictions, when the insured or ceding insurer pays premiums for these policies to brokers for payment to us, these premiums might be considered to have been paid to us and the insured or ceding insurer will no longer be liable to us for those amounts, whether or not we have actually received the premiums from the broker. Consequently, we assume a degree of credit risk associated with brokers with whom we transact business. These risks are heightened during periods characterized by financial market instability and/or an economic downturn or recession.
Certain of our policyholders and intermediaries may not pay premiums owed to us due to insolvency or other reasons.
Insolvency, liquidity problems, distressed financial conditions or the general macro-economic conditions may increase the risk that policyholders or intermediaries, such as insurance brokers, may not pay a part of or the full amount of premiums owed to us, despite an obligation to do so. The terms of our contracts may not permit us to cancel our insurance even though we have not received payment. If non-payment becomes widespread, due to insolvency, lack of liquidity, adverse economic conditions, operational failure or otherwise, it could have a material adverse impact on our revenues and results of operations.
Operational Risk
Operational risk represents the risk of loss as a result of inadequate processes, system failures, human error or external events, including but not limited to direct or indirect financial loss, reputational damage, customer dissatisfaction, and legal and regulatory penalties.
We rely on our processes, people, and systems to maintain our operations and manage the operational risks inherent to our business. Any errors, omissions or misconduct by our employees or third-party agents in the execution of these processes may result in financial losses.
We rely on the execution of our processes, people, and systems to maintain and execute our operations. We seek to monitor and control our exposure to risks arising from these processes through an enterprise risk management framework, internal controls, management review and other processes. We cannot provide total assurance that these processes will effectively identify or control all risks, or that our employees and third-party agents will effectively execute them. Loss may result from, among other things, actual or alleged fraud; errors; or failure to document transactions properly, obtain proper internal authorization, comply with underwriting or other internal guidelines, or comply with regulatory requirements. Further, we have launched a strategic initiative aimed at improving our operating model. As a result, we are experiencing a significant volume and pace of change activity, which could result in a higher frequency and higher impact of operational errors. In addition, employee turnover (including of employees in senior positions) could increase the risk of operational errors if we fail to effectively transfer roles and responsibilities. These risks could result in losses that adversely affect our business, results of operations, or financial condition. An extended period of remote work arrangements could increase or introduce new operational risk and adversely affect our ability to manage our exposure to risks arising from our internal processes. Furthermore, insurance policies provided by third parties may not cover us if we experience a significant loss from these risks.

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
Any of these eventualities could result in a material and adverse effect on our business, results of operations and financial condition.
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
While we have not experienced a recent disruption or security breach, to the extent any such disruption or breach results in a loss or damage to our data, or inappropriate disclosure of our confidential information or that of others, it could impact our operations, cause significant damage to our reputation, affect our relationships with our customers and clients, lead to claims against us under various data privacy laws, result in regulatory action and ultimately have a material adverse effect on our business or operations. In addition, although we purchase limited cyber insurance, we may incur significant costs not covered by our cyber insurance, including costs to mitigate the damage caused by any security breach, address any interruptions in our business or protect against future damage.
We also operate in a number of jurisdictions with strict data privacy and other related laws, which could be violated in the event of a significant cybersecurity incident, or by personnel. Failure to comply with these obligations can give rise to monetary fines and other penalties that could be material.
Our business may be adversely affected if third-party service providers fail to satisfactorily perform certain technology and business process functions.
We outsource certain technology and business process functions to third parties. If we do not effectively develop and implement our outsourcing strategy, or if third-party service providers do not perform as anticipated or we experience technological or other problems with a transition to a third-party service provider, we may not realize productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and a loss of business. In addition, our outsourcing of certain technology and business process functions to third parties may expose us to enhanced risk related to data security, which could result in monetary and reputational damages. In addition, our ability to receive services from third-party providers could be impacted by political instability or unanticipated regulatory requirements which in turn could materially adversely affect our ability to conduct our business.

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
The General Data Privacy Regulation ("GDPR") has extra-territorial effect. It requires all companies processing data of E.U. citizens to comply with the GDPR, regardless of the company’s location, and also imposes obligations on E.U. companies processing data of non-E.U. citizens. In particular, the GDPR imposes requirements regarding the processing of personal data and confers new rights on data subjects, including rights of access to their personal data, deletion of their personal data, the "right to be forgotten" and the right to "portability" of personal data. In the U.K., the Data Protection Act 2018 and the U.K. General Data Protection Regulation, which is the retained E.U. law version of the GDPR by virtue of the European Union (Withdrawal) Act 2018 and as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (E.U. Exit) Regulations 2019 (collectively, "U.K. GDPR"), regulates data protection for all individuals within the U.K. and applies to all our subsidiaries operating in the U.K. On September 1, 2023, Switzerland’s revised Federal Act on Data Protection ("FADP"”) came into effect, which like other privacy laws grants Swiss citizens privacy rights.
The California Consumer Privacy Act ("CCPA") effective on January 1, 2020 confers rights on California residents including rights to know what personal information is collected about them and whether their personal information is sold (and if so, to whom), to access any personal information that has been collected and to require a business to delete their personal information. The California Privacy Rights Act ("CPRA") took effect on January 1, 2023 with a "look back" to January 1, 2022, meaning that data collected in the 2022 calendar year became subject to the terms of the CPRA beginning on January 1, 2023. The California Privacy Protection Agency ("CPPA") also promulgated CPRA regulations that will become enforceable on March 29, 2024. The CCPA is expected to promulgate further CPRA regulations in the near future. The CPRA will work as an addendum to the CCPA, strengthening the rights of California residents, tightening business regulations on the use of personal information and establishing the CPPA as the state-wide data privacy enforcer. Washington state also passed the My Health My Data act ("MHMD"), which comes into effect March 29, 2024. MHDA is limited to certain health data, but individuals in Washington will have similar privacy rights for some health data that is covered under this law. Overall, in the US, there continues to be a lot of changes in the data protection and privacy landscape, which we continue to expect next year. As states continue to focus on data protection, our compliance burden may increase.
Compliance with the enhanced obligations imposed by data protection and other legislation, including Singapore's amended Personal Data Protection Act, Bermuda’s Personal Information Protection Act, and Quebec’s Law 25, requires investment in appropriate technical or organizational measures to safeguard the rights and freedoms of data subjects. Such investment may result in significant costs to our business and may require us to modify certain of our business practices. In addition, enforcement actions, investigations and the imposition of substantial fines and penalties by regulatory authorities as a result of data security incidents and privacy violations have increased dramatically over the past several years. The enactment of more restrictive laws, rules, regulations or future enforcement actions or investigations could impact us through increased costs or restrictions on our business, and noncompliance could result in regulatory penalties and significant legal liability.
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

Our insurance and reinsurance subsidiaries are subject to supervision and regulation. Changes to existing regulation and supervisory standards, or failure to comply with them, could have an adverse effect on our business, results of operations and financial condition, or result in negative publicity, reputational damage or harm to our relationships.
Our insurance and reinsurance subsidiaries conduct business globally and are subject to varying degrees of regulation and supervision in multiple jurisdictions. In particular, in the U.K., Lloyd's has supervisory powers that pose unique regulatory risks. The laws and regulations of the jurisdictions and markets, including Lloyd's, in which our insurance and reinsurance subsidiaries are domiciled or operate require, among other things, that our subsidiaries maintain minimum levels of statutory capital and liquidity, meet solvency standards, participate in guaranty funds and submit to periodic examinations of their financial condition and compliance with underwriting and other regulations. These laws and regulations also limit or restrict payments of dividends and reductions in capital. Statutes, regulations and policies may also restrict the ability of these subsidiaries to write insurance and reinsurance contracts, make certain investments and distribute funds. The purpose of insurance laws and regulations generally is to protect insureds and ceding insurance companies, not our shareholders. We may not be able to comply fully with, or obtain appropriate exemptions from, these laws and regulations, which could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we conduct business and could subject us to fines and other sanctions. In addition, changes in the laws or regulations to which our insurance and reinsurance subsidiaries are subject or in the interpretation thereof by enforcement or regulatory agencies could impact the competitive market, as well as the way we conduct our business and manage our capital, resulting in lower revenues and higher costs. This in turn could have a material adverse effect on our business, results of operations and financial condition. The rate of legal and regulatory change, particularly in the UK and Ireland, has been increasing in recent years, with initiatives such as Consumer Duty in the UK and the Individual Accountability Framework in Ireland adding to the regulatory burden on our operating entities. Further to this, increased regulatory scrutiny in the form of reviews and inspections can put a strain on our resources.
Insurance regulatory authorities have broad authority to initiate investigations or other proceedings, and, in connection with a failure to comply with applicable laws and regulations, could impose adverse consequences, including fines, penalties, injunctions, denial or revocation of an operating license or approval, increased scrutiny or oversight, limitations on engaging in a particular business, or redress to clients. Further to this, regimes such as the Senior Managers and Certification Regime in the UK, and the Individual Accountability Regime in Ireland, place personal responsibility on key members of senior staff and Board members, meaning the regulators can take action directly against these individuals as well. These actions also could result in negative publicity, reputational damage or harm to client, employee or other relationships.
Potential government intervention in our industry as a result of recent events and instability in the marketplace for insurance products could hinder our flexibility and negatively affect the business opportunities that may be available to us in the market.
Government intervention and the possibility of future government intervention have created uncertainty in insurance and reinsurance markets. Government and regulators generally require insurers and reinsurers to have high solvency ratios and localized capital to ensure the protection of policyholders to the possible detriment of other constituents, including shareholders of insurers and reinsurers. Government, regulatory and judicial actions across multiple jurisdictions in relation to business interruption insurance have exacerbated the uncertainty by altering the interpretation of our contracts or extending or changing coverage (beyond the obligations set forth within those contracts or beyond what was intended by the parties).
Certain U.S. and non-U.S. judicial and regulatory authorities, including U.S. Attorneys offices and certain state attorneys general, occasionally commence investigations into business practices in the insurance industry. In addition, although the U.S. federal government has not historically regulated insurance, there have been proposals from time to time to impose federal regulation on the U.S. insurance industry. Further, Dodd-Frank gives the Federal Reserve supervisory authority over certain U.S. financial services companies, including insurance companies, if they are designated as 'systemically important' by a two-thirds vote of a Financial Stability Oversight Council. While we do not believe that we are systemically important, as defined in Dodd-Frank, Dodd-Frank or additional federal or state regulation that is adopted in the future could impose significant burdens on us, impact the ways in which we conduct our business and govern our subsidiaries, increase compliance costs, increase the levels of capital required to operate our subsidiaries, duplicate state regulation and/or result in a competitive disadvantage.

Our European insurance and reinsurance entities are subject to local laws that implement the Solvency II Directive. Solvency II covers three main areas: (i) the valuation of assets and liabilities on a Solvency II economic basis and risk-based solvency and capital requirements; (ii) governance requirements including requirements relating to the key functions of compliance, internal audit, actuarial and risk management; and (iii) new supervisory legal entity and group reporting and disclosure requirements including public disclosures. In the lead-up to Brexit, the U.K. government onshored all Solvency II legislation into U.K. law. However, the U.K. is now seeking to make wholesale changes to its Solvency II regime, and is consulting with the industry on these proposed changes, which are due to come into effect for financial year ending December 31, 2024. The European Commission has not granted the U.K. Solvency II equivalence and is unlikely to do so in light of upcoming changes. The European Commission is also reviewing its Solvency II regime, with trialogue negotiations commencing in September 2023. Changes to the European Solvency II regime are not expected imminently.
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
Our business is subject to certain laws and regulations relating to sanctions and foreign corrupt practices, the violation of which could have a material adverse effect on our financial condition and operating results.
We must comply with all applicable economic and financial sanctions, other trade controls and anti-bribery laws and regulations of the U.S. and other foreign jurisdictions where we operate, including Bermuda, the U.K. and the European Union. U.S. laws and regulations applicable to us include the economic trade sanctions laws and regulations administered by the U.S. Department of Treasury’s Office of Foreign Assets Control as well as certain laws administered by the U.S. Department of State. These laws and regulations are complex, frequently changing, and increasing in number, and they may impose additional prohibitions or compliance obligations on our dealings in certain countries and territories, including sanctions imposed on Russia and certain Ukraine territories. In addition, we are subject to the Foreign Corrupt Practices Act and other anti-bribery laws, such as the Irish Criminal Justice (Corruption Offences) Act, the Bermuda Bribery Act and the U.K. Bribery Act, which generally bar corrupt payments or unreasonable gifts. Although we have policies and controls in place that are designed to ensure compliance with these laws and regulations, it is possible that an employee or an agent acting on our behalf could fail to comply with applicable laws and regulations and, due to the complex nature of the risks, it may not always be possible for us to ascertain compliance with such laws and regulations. In such event, we could be exposed to civil penalties, criminal penalties and other sanctions, including fines or other unintended punitive actions. In addition, such violations could damage our business and/or our reputation. All of the foregoing could have a material adverse effect on our financial condition and operating results.
Risks Related to the Ownership of our Securities
In addition to the risks to our business listed above, there are certain other risks related to the ownership of our securities.
The price of our common shares may be volatile.
There has been significant volatility in the market for equity securities in recent years. During 2023, 2022, and 2021 the closing price of our common shares fluctuated from a low of $51.68 to a high of $63.47, a low of $48.77 to a high of $60.66, and a low of $44.93 to a high of $57.93, respectively. The price of our common shares may not remain at or exceed current levels. The following factors, in addition to those described in other risk factors above, may have a material adverse effect on the market price of our common stock:
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
AXIS Capital is a holding company and has no direct operations of its own. AXIS Capital has no significant operations or assets other than its ownership of the shares of its operating insurance and reinsurance subsidiaries, AXIS Specialty Bermuda, AXIS Re SE, AXIS Specialty Europe SE, the Members of Lloyd's (AXIS Corporate Capital UK Limited and AXIS Corporate Capital UK II Limited), AXIS Re U.S., AXIS Specialty U.S., AXIS Surplus and AXIS Insurance Co. (collectively, our "Insurance Subsidiaries"). Dividends and other permitted distributions from our Insurance Subsidiaries (in some cases through our subsidiary holding companies) are our primary source of funds to meet ongoing cash requirements, including debt service payments and other expenses, and to pay dividends to our shareholders. Our Insurance Subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends and make distributions. In addition, the ability of our Insurance Subsidiaries to pay dividends to AXIS Capital could be constrained by our dependence on financial strength ratings from independent rating agencies. Our ratings from these agencies depend to a large extent on the capitalization levels of our Insurance Subsidiaries. The inability of our Insurance Subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have a material adverse effect on our business and our ability to pay dividends and make payments on our indebtedness.
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
Our bye-laws provide that our Board of Directors may decline to register a transfer of any common shares under certain circumstances, including if the Board has reason to believe that any non-de minimis adverse tax, regulatory or legal consequences to us, any of our subsidiaries or any of our shareholders may occur as a result of such transfer. Our bye-laws also provide that if our Board of Directors determines that share ownership by a person may result in non-de minimis adverse tax, legal or regulatory consequences to us, any of our subsidiaries or any of our shareholders, then we have the option, but not the obligation, to require such person to sell to us or to third parties to whom we assign the repurchase right for fair value the minimum number of common shares held by such person that is necessary to eliminate the non-de minimis adverse tax, legal or regulatory consequences.
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
The Insurance Act in Bermuda requires that where the shares of a registered insurer or reinsurer, or the shares of its parent, are traded on a recognized stock exchange, and a person becomes a 10%, 20%, 33% or 50% shareholder controller of that insurer or reinsurer, that person shall, within 45 days, notify the BMA in writing that they have become such a controller. In addition, a person who is a shareholder controller of a Class 4 insurer or reinsurer (such as AXIS Specialty Bermuda) whose shares or shares of its parent company are traded on a recognized stock exchange must serve the BMA with a notice in writing that they have reduced or disposed of their holding in the insurer or reinsurer where the proportion of voting rights in the insurer or reinsurer held by them will have reached or has fallen below 10%, 20%, 33% or 50%, as the case may be, not later than 45 days after such reduction or disposal. The definition of shareholder controller is set out in the Insurance Act but generally refers to a person who (i) holds 10% or more of the shares carrying rights to vote at a shareholders’ meeting of the registered insurer or reinsurer or its parent; (ii) is entitled to exercise, or control the exercise of, 10% or more of the voting power at any shareholders meeting of the registered insurer or reinsurer or its parent; or (iii) is able to exercise significant influence over the management of the registered insurer or reinsurer or its parent by virtue of its shareholding or its entitlement to exercise, or control the exercise of, the voting power at any shareholders’ meeting of the registered insurer or reinsurer or its parent company. The BMA may object to any person holding 10% or more of our common shares if it appears to the BMA that such person is not, or is no longer, a fit and proper person to be such a holder. In such a case, the BMA may require the shareholder to reduce its holding of common shares or direct, among other things, that voting rights attaching to the common shares shall not be exercisable. A person who does not comply with such a notice or direction from the BMA may be guilty of an offense and subject to a variety of enforcement actions.
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
Our bye-laws contain provisions that may make it more difficult for shareholders to replace our directors and could delay or prevent a change of control that a shareholder might consider favorable. These provisions include a staggered board of directors (in which the directors of the class elected at each annual general meeting holds office for a term of three years, with the term of each class expiring at successive annual general meetings of shareholders), limitations on the ability of shareholders to remove directors other than for cause, limitations on voting rights and restrictions on transfer of our common shares. These provisions may prevent a shareholder from receiving the benefit from any premium over the market price of our shares offered by a bidder in a potential takeover. Even in the absence of an attempt to effect a change in management or a takeover attempt, these provisions may adversely affect the prevailing market price of our shares if they are viewed as discouraging takeover attempts in the future.

Risks Related to Taxation

Changes in tax laws resulting from the recommendations of the Organization for Economic Corporation and Development ("OECD") could materially adversely affect us.
The OECD launched a global initiative among member and non-member countries on measures to limit harmful tax competition, known as the "Base Erosion and Profit Shifting" ("BEPS") project and, in 2015, published reports containing a suite of recommended actions. These measures are largely directed at counteracting the effects of low-tax and preferential tax regimes in countries around the world, including expanding the definition of permanent establishment and updating the rules for attributing profits to permanent establishments, tightening transfer pricing rules to ensure that outcomes are in line with value creation, neutralizing the effect of hybrid financial instruments and limiting the deductibility of interest costs for tax purposes and preventing double tax treaty abuse. Many countries have changed or announced future changes to their tax laws in response to the BEPS project. On May 31, 2019, the OECD published a "Programme of Work", designed to address the tax challenges created by an increasingly digitalized economy. This was divided into two pillars. The first pillar addresses the broader challenge of a digitalized economy and focuses on the allocation of group profits among taxing jurisdictions, based on a market-based concept rather than the historical "permanent establishment" concept ("Pillar One"). The second pillar addresses the remaining BEPS risk of profit shifting to entities in low tax jurisdictions by introducing a global minimum tax ("Pillar Two").
Pillar One
On October 11, 2023, the members of the OECD/G20 Inclusive Framework on BEPS (the "Inclusive Framework") published a multilateral convention to implement rules which coordinate a reallocation of taxing rights to market jurisdictions in accordance with Pillar One. Pillar One is expected to apply to groups with adjusted revenues in excess of €20 billion and specific exemptions have been incorporated in the multilateral convention for regulated financial institutions. The application of the multilateral convention on Pillar One is therefore not expected to have a material impact on our effective tax rate, however these rules remain subject to ongoing negotiation and implementation.
Pillar Two
On December 20, 2021, the OECD released proposed model legislation for Pillar Two which was approved by 135 countries (the "Model Rules"). The Model Rules included a set of rules, principally the income inclusion rule and undertaxed payments rules, which together have the intended effect of imposing a minimum tax rate of 15% on multinational groups with revenues in excess of €750 million. Additionally, the Model Rules anticipated the implementation of qualifying domestic top-up taxes ("QDMTT") in local jurisdictions. Broadly, these QDMTTs are intended to provide jurisdictions with the right to charge top-up taxes on entities located in that jurisdiction if those entities have an effective tax rate of less than 15%. The Model Rules are currently in the process of being implemented into domestic legislation by members of the Inclusive Framework, including the member states of the EU and the UK, with effect for accounting periods starting on or after December 31, 2023. Further, a number of jurisdictions have implemented QDMTTs into domestic legislation but these taxes remain subject to a multilateral review process which is subject to ongoing development.
Although domestic legislation implemented to effect the Model Rules is not applicable for the current accounting period, we operate in jurisdictions which intend to enact (or have enacted) such legislation. Responses to Pillar Two by various jurisdictions in which we operate will have a material effect on our future global effective tax rate and will result in a material compliance burden with ongoing monitoring and filing requirements.
We may be liable to tax under the Corporate Income Tax Act 2023 of Bermuda, which may have an adverse effect on our results of operations.
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
Notwithstanding the above, on December 27, 2023, the Bermuda government enacted a corporate income tax which will apply for accounting periods starting on or after January 1, 2025. Importantly, under the Corporate Income Tax Act 2023 of Bermuda, any liability to the tax will apply regardless of any assurances previously provided under the Exempted Undertakings Tax Protection Act 1966 of Bermuda. This tax will likely have a material impact on our effective tax rate.

Broadly, the Bermuda corporate income tax is intended to be treated as a covered tax for the purposes of Pillar Two and therefore no double taxation is expected to arise from these rules and the top-up taxes under Pillar Two in other jurisdictions. However, the treatment of the Bermuda corporate income tax as a covered tax is subject to interpretation in other jurisdictions and therefore remains uncertain at this time. If the Bermuda corporate income tax is not regarded as a covered tax for the purposes of Pillar Two in other jurisdictions, this may have a material impact on our future effective tax rate.
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

In accordance with the Model Rules on Pillar Two, the U.K. government has enacted legislation to implement a QDMTT which seeks to ensure that U.K. tax resident companies have an effective tax rate in excess of 15% (broadly, this is determined in line with effective tax rates under the Model Rules on Pillar Two). Therefore, if our U.K. tax resident companies have an effective tax rate of less than 15%, the QDMTT may adversely affect our results.
Changes in U.K. tax law could adversely affect us.
AXIS Specialty Europe, AXIS Specialty U.S. Services, Inc. and our U.K. resident companies are treated as taxable in the U.K. On October 14, 2022, the U.K. government increased its corporate tax rate from 19% to 25% with effect from April 1, 2023. Future changes in the basis or rate of U.K. corporation tax could materially adversely affect the operations of these companies.
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
In accordance with the Model Rules on Pillar Two, the Irish government has enacted legislation to implement a QDMTT which seeks to ensure that Irish tax resident companies have an effective tax rate in excess of 15%. Therefore, if our Irish tax resident companies have an effective tax rate of less than 15%, the QDMTT may adversely affect our results.
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

Changes in tax laws resulting from the proposals included in the European Commission’s draft third Anti-Tax Avoidance Directive ("ATAD III") could materially adversely affect us.
The E.U. has sought to harmonize the response of member states to the BEPS reports via the Anti-Tax Avoidance Directives ("the ATAD and the ATAD II"). The ATAD and the ATAD II require all E.U. member states to apply certain specified anti-avoidance measures, including a controlled foreign companies regime, limitations on interest deduction and anti-hybrid rules. On December 22, 2021, the European Commission proposed and issued a draft third directive (ATAD III) which aims to combat the abuse of investment structures that do not carry out actual economic activities, specifically "shell companies". ATAD III proposes to introduce a minimum substance test and reporting requirements for multinational groups to identify "shell companies". However, ATAD III must be unanimously agreed between EU Member States and remains subject to negotiation and opposition by certain EU Member States. Changes to tax laws and additional reporting requirements could increase the tax burden and the complexity and cost of tax compliance.
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
General Risk Factors
Future changes in accounting standards may adversely impact our reported financial results.
Future changes in accounting standards and regulatory changes may result in significant additional expenses in order to implement and comply with any new requirements. In addition, such changes may require modifications to our accounting principles, which in turn could adversely affect our reported financial results. For example, this could occur if we are required to prepare information relating to prior periods or if we are required to apply new requirements retroactively.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

At December 31, 2023, we had no outstanding, unresolved comments from the SEC staff.

ITEM 1C.    CYBERSECURITY

Risk Management and Strategy
The Company’s information risk management program is designed to protect the confidentiality of nonpublic, sensitive information and the integrity and availability of our information systems. The program includes policies and procedures that identify how security measures and controls are developed, implemented, and maintained. We have designed our enterprise-wide information security program consistent with industry standards using the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. Information about cybersecurity risks and our risk management processes is collected, analyzed and considered as part of our overall enterprise risk management program.
Key components of our cybersecurity risk management program include:
•risk assessments designed to help identify cybersecurity risks to our critical systems, information, and services.
•a security team principally responsible for managing (1) our cybersecurity policies & risk assessment processes, (2) our security controls & testing, (3) identifying vulnerabilities and managing remediation, and (4) our cybersecurity monitoring & incident response.
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes.
•managing a cybersecurity awareness and training program that covers employees and contractors who access internal systems.
•a cybersecurity incident response plan that includes procedures for responding to various types of cybersecurity incidents and tested through periodic tabletop exercises.
•a third-party security risk assessment team, which is involved with identifying, assessing, and controlling risks that occur due to interactions with third parties including vendors and procurement.
•a cyber risk assessment process to assist in assessing the security posture of third parties.
•restricted physical access to critical areas, servers, and network equipment.
•business continuity and disaster response plans.
Impact of Material Risk
We have not experienced a material cybersecurity incident; however, financial institutions face risks from threat actors that focus on attacks of critical information systems infrastructure assets, disruption to operations, and ransomware groups that steal data, encrypt systems, and demand a payment. The Company relies on third-party software, third-party hardware, and third-party vendors to manage critical aspects of our operations which may be at risk of cybersecurity threats. Although the Company has implemented cybersecurity policies, procedures and controls intended to mitigate these risks and the likelihood of these risks occurring may not be high, if these risks are realized the impact could be material, such as in the event of a material cybersecurity incident.
Additionally, in Item 1A, 'Risk Factors' we discuss forward-looking cybersecurity risks that could have a material impact on us. Our disclosures in Item 1A should be read in conjunction with this Item 1C.

Management & Board Governance
With over 30 years of industry cybersecurity experience, the Company’s Chief Information Security Officer ("CISO") is the member of the Company’s management team with primary responsibility for the development, operation, and maintenance of the Company’s information security program. The CISO supervises the Company’s cybersecurity team, facilitates the incident response plan and acts as the liaison to the Company’s executive management team, including relaying strategies, resource requests and incident updates. The Company’s security event monitoring and detection capabilities are performed by our Cybersecurity team and third parties through the use of processes and tooling. Cybersecurity incidents are responded to by a multi-disciplinary Incident Response team and if appropriate, escalated to our Cybersecurity Disclosure Committee, Executive Management, and the Board. The level of escalation will vary depending on the severity and scope of the cyber incident. In the event of a severe cyber incident, the CISO will escalate to the relevant subcommittee to determine the course of action. All relevant roles are trained on their responsibilities regularly. The Board, along with the Risk and Audit Committees of the Board, oversees our information security program. In 2023, our Board and Risk and Audit Committees received periodic updates throughout the year on cybersecurity matters, and these updates are part of their standing agendas. These updates include reports regarding items such as cybersecurity strategies, program effectiveness, key risks and performance metrics related to the Company’s information security program and the Company’s mitigating controls.
The Company has an enterprise risk management function that oversees the identification, prioritization, and mitigation of the Company’s enterprise risks, and cybersecurity is a risk category addressed by that function. The Company uses governance, risk and compliance tools to assess, identify and manage its cybersecurity risks.

ITEM 2.    PROPERTIES

We maintain leased office facilities in Bermuda, the U.S., Europe, Singapore, and Canada. In January 2023, we sold the building in which our office in Dublin, Ireland was located. We renew and enter into leases in the ordinary course of business as required. Our global headquarters is located at AXIS House, 92 Pitts Bay Road, Pembroke HM 08, Bermuda. We believe that our office space is sufficient for us to conduct our operations for the foreseeable future.

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
On February 23, 2024, the number of holders of record of our common shares was 16. This figure does not represent the actual number of beneficial owners of our common shares because shares are frequently held in "street name" by securities dealers and others for the benefit of beneficial owners who may vote the shares.
We have a history of paying quarterly cash dividends. While we expect to continue paying comparable cash dividends in the foreseeable future, the declaration and payment of future dividends is at the discretion of our Board of Directors and will depend on many factors including, but not limited to, our net income, financial condition, business needs, capital and surplus requirements of our operating subsidiaries and regulatory and contractual restrictions, including those detailed in our credit facilities. Refer to Item 7 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources' for further details.
Issuer Purchases of Equity Securities
Common Shares
The following table shows information regarding the number of common shares repurchased in the quarter ended December 31, 2023:

Period	Total number of shares purchased(a) (b)	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the programs(c)
October 1-31, 2023	14	$57.62	—	$100 million
November 1-30, 2023	29	$57.92	—	$100 million
December 1-31, 2023	66	$55.45	—	$100 million
Total	109		—	$100 million
(a)In thousands.
(b)Includes shares repurchased from employees to satisfy personal withholding tax liabilities that arise on the vesting of share-settled restricted stock units.
(c)On December 8, 2022, our Board of Directors authorized a new share repurchase program for up to $100 million of our common shares, effective January 1, 2023 through December 31, 2023. On December 7, 2023, our Board of Directors renewed its authorization for the repurchase of up to $100 million of our common shares, effective January 1, 2024, through December 31, 2024. Share repurchases may be effected from time to time in the open market or privately negotiated transactions, depending on market conditions.

Performance Graph
Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on the Company's Common Shares from December 31, 2018, through December 31, 2023, as compared to the cumulative total return of the Standard & Poor's 500 Stock Index and the cumulative total return of the Standard & Poor's Property-Casualty Insurance Index. The cumulative total shareholder return is a concept used to compare the performance of a company's stock over time and is the ratio of the stock price change plus the cumulative amount of dividends over the specified time period (assuming dividend reinvestment), to the stock price at the beginning of the time period. The chart depicts the value on December 31, 2019, 2020, 2021, 2022, and 2023, of a $100 investment made on December 31, 2018, with all dividends reinvested.

$250.00
$200.00
$150.00
$100.00
$50.00
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/30/2022
12/29/2023
AXIS
S&P 500 P&C Index
S&P 500 Index

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/30/2022	12/29/2023
AXIS Capital Holdings Limited	$100.00	$118.26	$104.19	$116.49	$119.56	$126.18
S&P 500 P&C Index	$100.00	$125.87	$134.63	$160.58	$190.89	$211.53
S&P 500 Index	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the years ended December 31, 2023 and 2022, and our financial condition at December 31, 2023 and 2022. This should be read in conjunction with Item 8 'Financial Statements and Supplementary Data' of this report. Unless otherwise noted, tabular dollars are in thousands, except per share amounts. Amounts may not reconcile due to rounding differences.

2023 FINANCIAL HIGHLIGHTS

2023 Consolidated Results of Operations
•Net income available to common shareholders of $346 million, or $4.06 per common share, and $4.02 per diluted common share
•Operating income(1) of $486 million, or $5.65 per diluted common share(1)
•Gross premiums written of $8.4 billion
•Net premiums written of $5.1 billion
•Net premiums earned of $5.1 billion
•Pre-tax catastrophe and weather-related losses, net of reinsurance, of $138 million ($116 million, after-tax), (Insurance: $111 million; Reinsurance: $27 million), or 2.7 points primarily attributable to Cyclone Gabrielle and other weather-related events.
•Net adverse prior year reserve development of $412 million
•Underwriting income(2) of $161 million and combined ratio of 99.9%
•Net investment income of $612 million
•Net investment losses of $75 million
•Foreign exchange losses of $58 million
2023 Consolidated Financial Condition
•Total cash and investments of $16.7 billion; fixed maturities, short-term investments, and cash and cash equivalents comprise 86% of total cash and investments and have an average credit rating of AA-
•Total assets of $30.3 billion
•Reserve for losses and loss expenses of $16.4 billion and reinsurance recoverable on unpaid and paid losses and loss expenses of $6.9 billion.
•Debt of $1.3 billion and a debt to total capital ratio(3) of 20.0%
•Common shares repurchased from employees to satisfy personal withholding tax liabilities that arise on the vesting of share-settled restricted stock units were 398,000 common shares for a total of $24 million
•Common shareholders’ equity of $4.7 billion; book value per diluted common share of $54.06

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
We provide our clients and distribution partners with a broad range of risk transfer products and services, and strong capacity, backed by excellent financial strength. We manage our portfolio holistically, aiming to construct the optimum portfolio of risks, consistent with our risk appetite and the development of our franchise. We nurture an ethical, entrepreneurial, disciplined and diverse culture that promotes outstanding client service, intelligent risk taking, operating efficiency, corporate citizenship and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a global leader in specialty risks. The execution of our business strategy in 2023 included the following:
•growing in a number of attractive specialty lines insurance and treaty reinsurance markets including U.S. excess and surplus lines, North America professional lines and Lloyd's specialty insurance business;

•re-balancing our portfolio towards less volatile lines of business, that carry attractive returns while deploying capital within risk limits, diversification and risk management;

•investing in attractive growth markets and advancing capabilities to address more transactional specialist business targeting the lower middle market with our key distribution partners;

•leveraging our global platform to introduce our products and services to new regions including the expansion of our London specialty lines to North America markets;

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

For discussion of our results of operations and changes in financial condition for year ended December 31, 2022, compared to year ended December 31, 2021, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K, which was filed with the SEC on February 27, 2023, and such discussions are incorporated herein by reference.

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
We anticipate overall rate movement to remain positive, in excess of loss cost trends, in the traditional property and casualty insurance classes but to continue to be challenged across the professional lines sector. Following multiple years of rate increases outpacing loss cost trends, pricing across most lines remains above loss cost trends as we continue to pursue selective profitable growth areas.
Market dislocations in the admitted market continue to drive additional risk types into the Wholesale channel. We anticipate this continuing throughout 2024 with strong market opportunities arising predominantly in the Specialty and E&S lines. We continue to pursue targeted growth opportunities by employing a disciplined underwriting appetite and strategy.
Pricing momentum in non-proportional reinsurance continues to be strong while our proportional reinsurance business is benefiting from rate increases in the underlying business. We expect these market conditions to persist in the near term. We continue to focus on underwriting discipline to drive targeted profitable growth among the specialty and casualty reinsurance lines that we offer.
We are encouraged by the pricing improvements we are seeing across most markets, which we expect will carry through 2024, and that rate will continue to keep pace with loss cost trends in the majority of our lines. Where prices continue to deliver adequate profitability, we will look to grow within our risk and volatility guidelines. With a strengthened book of business, and a growing footprint in specialty markets that are seeing the most favorable conditions, we believe AXIS is well positioned to drive profitable growth within the current environment.
Recent Developments
Retrocession Agreement with Monarch Point Re
On September 22, 2023 (the "closing date"), we entered into an agreement, with an effective date of January 1, 2023, to retrocede a diversified portfolio of casualty reinsurance business to Monarch Point Re. The agreement covers losses both on a prospective basis and on a retroactive basis. Therefore, we have bifurcated the prospective and retroactive elements of the agreement and are accounting for each element separately. Refer to Item 8, Note 8 to the Consolidated Financial Statements 'Reserve for Losses and Loss Expenses' and Note 18 to the Consolidated Financial Statements 'Related Party Transactions' for further details.
Loan to Monarch Point Re
During 2023, we advanced an amount of $297 million to Monarch Point Re. This loan will be repaid in a manner consistent with the timing of amounts due to Monarch Point Re under the retrocession agreement. At December 31, 2023, the Company had committed to advance a further $16 million to Monarch Point Re.
How We Work Program
Reorganization expenses of $29 million include impairments of computer software assets and severance costs mainly attributable to our "How We Work" program which is focused on simplifying our operating structure.
Bermuda Corporate Income Tax Act of 2023
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
Notwithstanding the above, on December 27, 2023, the Bermuda government enacted a corporate income tax which will apply for accounting periods starting on or after January 1, 2025. Importantly, under the Corporate Income Tax Act 2023 of Bermuda, any liability to the tax will apply regardless of any assurances previously provided under the Exempted Undertakings Tax Protection Act 1966 of Bermuda. This tax will likely have a material impact on our effective tax rate.

CONSOLIDATED RESULTS OF OPERATIONS

Year ended December 31,	2023	% Change	2022	% Change	2021

Underwriting revenues:
Gross premiums written	$8,356,525	2%	$8,214,595	7%	$7,685,984
Net premiums written	5,102,325	(3%)	5,263,056	7%	4,926,624
Net premiums earned	5,083,781	(1%)	5,160,326	10%	4,709,850
Other insurance related income	22,495	72%	13,073	(44%)	23,295
Underwriting expenses:
Net losses and loss expenses	(3,393,102)	5%	(3,242,410)	8%	(3,008,783)
Acquisition costs	(1,000,945)	(2%)	(1,022,017)	11%	(921,834)
Underwriting-related general and administrative expenses(1)	(551,467)	—%	(550,289)	3%	(536,834)
Underwriting income(2)	160,762		358,683		265,694

Net investment income	611,742	46%	418,829	(8%)	454,301
Net investment gains (losses)	(74,630)	(84%)	(456,789)	nm	134,279
Corporate expenses(1)	(132,979)	2%	(130,054)	3%	(126,470)
Foreign exchange (losses) gains	(58,115)	nm	157,945	nm	(315)
Interest expense and financing costs	(68,421)	8%	(63,146)	1%	(62,302)
Reorganization expenses	(28,997)	(8%)	(31,426)	nm	—
Amortization of value of business acquired	—	—%	—	nm	(3,854)
Amortization of intangible assets	(10,917)	—%	(10,917)	(12%)	(12,424)
Income before income taxes and interest in income of equity method investments	398,445		243,125		648,909
Income tax expense	(26,316)	19%	(22,037)	(65%)	(62,384)
Interest in income of equity method investments	4,163	nm	1,995	(94%)	32,084
Net income	376,292		223,083		618,609
Preferred share dividends	(30,250)	—%	(30,250)	—%	(30,250)
Net income available to common shareholders	$346,042		$192,833		$588,359

nm – not meaningful is defined as a variance greater than +/-100%
(1)Underwriting-related general and administrative expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most comparable GAAP financial measure, also included corporate expenses of $133 million, $130 million, and $126 million for 2023, 2022, and 2021, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net'' for further details on corporate expenses. Refer also to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures Reconciliation' for further details.
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

Underwriting Revenues

Underwriting revenues by segment were as follows:

Year ended December 31,	2023	% Change	2022	% Change	2021

Gross premiums written:
Insurance	$6,140,764	10%	$5,585,581	15%	$4,863,232
Reinsurance	2,215,761	(16%)	2,629,014	(7%)	2,822,752
Total gross premiums written	$8,356,525	2%	$8,214,595	7%	$7,685,984

Percent of gross premiums written ceded:
Insurance	39%	(1 pt )	40%	— pt	40%
Reinsurance	39%	11 pts	28%	— pt	28%
Total percent of gross premiums written ceded	39%	3 pts	36%	— pt	36%

Net premiums written:
Insurance	$3,758,720	11%	$3,377,906	17%	$2,894,885
Reinsurance	1,343,605	(29%)	1,885,150	(7%)	2,031,739
Total net premiums written	$5,102,325	(3%)	$5,263,056	7%	$4,926,624

Net premiums earned:
Insurance	$3,461,700	10%	$3,134,155	18%	$2,651,339
Reinsurance	1,622,081	(20%)	2,026,171	(2%)	2,058,511
Total net premiums earned	$5,083,781	(1%)	$5,160,326	10%	$4,709,850

Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment' for further details on underwriting revenues.

Combined Ratio

The components of the combined ratio were as follows:

Year ended December 31,	2023	% Point Change	2022	% Point Change	2021

Current accident year loss ratio, excluding catastrophe and weather-related losses	55.9%	0.4	55.5%	0.4	55.1%
Catastrophe and weather-related losses ratio	2.7%	(5.1)	7.8%	(1.7)	9.5%
Current accident year loss ratio	58.6%	(4.7)	63.3%	(1.3)	64.6%
Prior year reserve development ratio	8.1%	8.6	(0.5%)	0.2	(0.7%)
Net losses and loss expenses ratio	66.7%	3.9	62.8%	(1.1)	63.9%
Acquisition cost ratio	19.7%	(0.1)	19.8%	0.2	19.6%
General and administrative expense ratio(1)	13.5%	0.3	13.2%	(0.8)	14.0%
Combined ratio	99.9%	4.1	95.8%	(1.7)	97.5%

(1)The general and administration expense ratio included corporate expenses not allocated to underwriting segments of 2.6%, 2.5% and 2.7% for 2023, 2022 and 2021, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for further details.

Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment' for further details on underwriting expenses.

RESULTS BY SEGMENT

Insurance Segment
Results for the insurance segment were as follows:

Year ended December 31,	2023	% Change	2022	% Change	2021

Revenues:
Gross premiums written	$6,140,764	10%	$5,585,581	15%	$4,863,232
Net premiums written	3,758,720	11%	3,377,906	17%	2,894,885
Net premiums earned	3,461,700	10%	3,134,155	18%	2,651,339
Other insurance related income (loss)	(198)	nm	559	(66%)	1,662

Expenses:
Current accident year net losses and loss expenses	(1,903,648)		(1,802,204)		(1,533,358)
Prior year reserve development	(176,353)		16,350		18,360
Acquisition costs	(648,463)		(577,838)		(484,344)
Underwriting-related general and administrative expenses	(472,094)		(443,704)		(429,282)

Underwriting income	$260,944		$327,318		$224,377

Ratios:		% Point Change		% Point Change
Current accident year loss ratio, excluding catastrophe and weather-related losses	51.8%	0.8	51.0%	(0.4)	51.4%
Catastrophe and weather-related losses ratio	3.2%	(3.3)	6.5%	0.1	6.4%
Current accident year loss ratio	55.0%	(2.5)	57.5%	(0.3)	57.8%
Prior year reserve development ratio	5.1%	5.6	(0.5%)	0.2	(0.7%)
Net losses and loss expenses ratio	60.1%	3.1	57.0%	(0.1)	57.1%
Acquisition cost ratio	18.7%	0.3	18.4%	0.1	18.3%
Underwriting-related general and administrative expense ratio	13.7%	(0.5)	14.2%	(2.0)	16.2%
Combined ratio	92.5%	2.9	89.6%	(2.0)	91.6%

nm – not meaningful

Gross Premiums Written
Gross premiums written by line of business were as follows:

							% Change
Year ended December 31,	2023		2022		2021		2022 to 2023	2021 to 2022

Professional lines	$1,140,695	19%	$1,322,966	24%	$1,290,767	26%	(14%)	2%
Property	1,736,586	28%	1,357,489	24%	1,192,981	25%	28%	14%
Liability	1,256,951	20%	1,138,645	20%	930,999	19%	10%	22%
Cyber	649,160	11%	644,746	12%	525,349	11%	1%	23%
Marine and aviation	771,162	13%	652,687	12%	580,635	12%	18%	12%
Accident and health	333,559	5%	258,399	5%	178,899	4%	29%	44%
Credit and political risk	252,651	4%	210,649	3%	163,602	3%	20%	29%
Total	$6,140,764	100%	$5,585,581	100%	$4,863,232	100%	10%	15%

Gross premiums written in 2023 increased by $555 million, or 10%, compared to 2022. The increase was primarily attributable to property, marine and aviation, liability, accident and health, and credit and political risk lines, partially offset by a decrease in professional lines.

The increases in property, marine and aviation, liability, and credit and political risk lines were due to favorable rate changes and new business. The increase in accident and health lines was due to new business.

The decrease in professional lines reflected the unattractive pricing environment for U.S. public D&O business, together with a lower level of activity in transactional liability business.

Ceded Premiums Written

Ceded premiums written in 2023 were $2,382 million, or 39% of gross premiums written, compared to $2,208 million, or 40% in 2022. The increase in ceded premiums written of $174 million, or 8% was primarily driven by increases in property, liability, and marine and aviation lines, partially offset by a decrease in professional lines.

The increases in property, liability, and marine and aviation lines reflected the increase in gross premiums written in 2023, compared to 2022. The increase in property lines was also attributable to the restructuring of a significant existing quota share treaty.

The decrease in professional lines reflected the decrease in gross premiums written for 2023, compared to 2022. The decrease in professional lines was also due to the restructuring of a significant existing quota share treaty.

Net Premiums Earned
Net premiums earned by line of business were as follows:

							% Change
Year ended December 31,	2023		2022		2021		2022 to 2023	2021 to 2022

Professional lines	$764,558	22%	$817,924	26%	$646,390	23%	(7%)	27%
Property	878,849	26%	755,986	24%	711,297	27%	16%	6%
Liability	496,381	14%	459,775	15%	354,787	13%	8%	30%
Cyber	323,025	9%	309,004	10%	252,077	10%	5%	23%
Marine and aviation	567,292	16%	479,499	15%	439,050	17%	18%	9%
Accident and health	306,061	9%	209,548	7%	151,133	6%	46%	39%
Credit and political risk	125,534	4%	102,419	3%	96,605	4%	23%	6%
Total	$3,461,700	100%	$3,134,155	100%	$2,651,339	100%	10%	18%

Net premiums earned in 2023 increased by $328 million, or 10% ($365 million, or 12%, on a constant currency basis(1)), compared to 2022. The increase was primarily driven by increases in gross premiums earned in property, liability, marine and aviation, accident and health, credit and political risk, and cyber lines, together with a decrease in ceded premiums earned in professional lines. These amounts were partially offset by increases in ceded premiums earned in property, liability, and marine and aviation lines together with a decrease in gross premiums earned in professional lines.
Loss Ratio
The components of the loss ratio were as follows:

Year ended December 31,	2023	% Point Change	2022	% Point Change	2021

Current accident year loss ratio	55.0%	(2.5)	57.5%	(0.3)	57.8%
Prior year reserve development ratio	5.1%	5.6	(0.5%)	0.2	(0.7%)
Loss ratio	60.1%	3.1	57.0%	(0.1)	57.1%

Current Accident Year Loss Ratio

The current accident year loss ratio decreased to 55.0% in 2023 from 57.5% in 2022. The decrease in the current accident year loss ratio was impacted by a lower level of catastrophe and weather-related losses.

During 2023, catastrophe and weather-related losses, net of reinsurance, were $111 million, or 3.2 points, primarily attributable to the Israel-Hamas conflict, the Earthquake in Turkey, Maui wildfires, Cyclone Gabrielle, Typhoon Mawar and other weather-related events.

Comparatively, in 2022, catastrophe and weather-related losses, net of reinstatement premiums, were $207 million, or 6.5 points, including natural catastrophe and weather-related losses of $177 million, or 5.6 points, primarily attributable to Hurricane Ian, Winter Storm Elliot, Eastern Australia floods, South Africa floods, and other weather-related events. The remaining losses of $29 million, or 0.9 points, were attributable to the Russia-Ukraine war.

Adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio increased to 51.8% in 2023 from 51.0% in 2022. The increase in the current accident year loss ratio, after adjusting for the impact of the catastrophe and weather-related losses was principally due to elevated loss experience in property, and marine and aviation lines, and heightened loss trends in liability lines consistent with changes in loss assumptions reflected in recent periods, partially offset by the changes in business mix associated with the increase in property business and the decrease in professional lines business written in recent periods.

(1) Amounts presented on a constant currency basis are non-GAAP financial measures as defined in Item10 (e) of SEC Regulation S-K. The constant currency basis is calculated by applying the average foreign exchange rate from the current year to the prior year balance.

Prior Year Reserve Development

Refer to Item 8, Note 8 to the Consolidated Financial Statements 'Reserve for Losses and Loss Expenses' for details on the lines of business and prior year development.

Acquisition Cost Ratio

The acquisition cost ratio increased to 18.7% in 2023 from 18.4% in 2022, principally related to a decrease in ceding commissions largely associated with changes in business mix driven by an increase in property business which is associated with relatively lower ceding commissions and a decrease in professional lines business written in recent periods which is associated with relatively higher ceding commissions.

Underwriting-Related General and Administrative Expense Ratio

The underwriting-related general and administrative expense ratio decreased to 13.7% in 2023 from 14.2% in 2022, mainly driven by an increase in net premiums earned, partially offset by increases in personnel costs and performance-related compensation costs.

Reinsurance Segment
Results for the reinsurance segment were as follows:

Year ended December 31,	2023	% Change	2022	% Change	2021

Revenues:
Gross premiums written	$2,215,761	(16%)	$2,629,014	(7%)	$2,822,752
Net premiums written	1,343,605	(29%)	1,885,150	(7%)	2,031,739
Net premiums earned	1,622,081	(20%)	2,026,171	(2%)	2,058,511
Other insurance related income	22,693	81%	12,514	(42%)	21,633

Expenses:
Current accident year net losses and loss expenses	(1,077,572)		(1,465,739)		(1,507,835)
Prior year reserve development	(235,529)		9,183		14,049
Acquisition costs	(352,482)		(444,179)		(437,490)
Underwriting-related general and administrative expenses	(79,373)		(106,585)		(107,552)

Underwriting income (loss)	$(100,182)		$31,365		$41,317

Ratios:		% Point Change		% Point Change
Current accident year loss ratio, excluding catastrophe and weather-related losses	64.8%	2.2	62.6%	2.7	59.9%
Catastrophe and weather-related losses ratio	1.6%	(8.1)	9.7%	(3.6)	13.3%
Current accident year loss ratio	66.4%	(5.9)	72.3%	(0.9)	73.2%
Prior year reserve development ratio	14.6%	15.0	(0.4%)	0.2	(0.6%)
Net losses and loss expenses ratio	81.0%	9.1	71.9%	(0.7)	72.6%
Acquisition cost ratio	21.7%	(0.2)	21.9%	0.6	21.3%
Underwriting-related general and administrative expense ratio	4.9%	(0.4)	5.3%	0.2	5.1%
Combined ratio	107.6%	8.5	99.1%	0.1	99.0%

Gross Premiums Written:
Gross premiums written by line of business were as follows:

							% Change
Year ended December 31,	2023		2022		2021		2022 to 2023	2021 to 2022

Liability	$642,801	29%	$719,831	27%	$722,931	26%	(11%)	—%
Accident and health	396,668	18%	411,891	16%	398,641	14%	(4%)	3%
Professional lines	379,222	17%	400,807	15%	353,671	13%	(5%)	13%
Credit and surety	351,083	16%	298,565	11%	208,108	7%	18%	43%
Motor	201,466	9%	239,794	9%	279,966	10%	(16%)	(14%)
Agriculture	126,300	6%	128,012	5%	86,128	3%	(1%)	49%
Marine and aviation	62,260	3%	93,371	4%	73,968	3%	(33%)	26%
Run-off lines
Catastrophe	30,175	1%	222,810	9%	492,397	16%	(86%)	(55%)
Property	21,513	1%	103,492	4%	213,406	8%	(79%)	(52%)
Engineering	4,273	—%	10,441	—%	(6,464)	—%	(59%)	nm
Total run-off lines	55,961	2%	336,743	13%	699,339	24%	(83%)	(52%)

Total	$2,215,761	100%	$2,629,014	100%	$2,822,752	100%	(16%)	(7%)

nm – not meaningful

Gross premiums written in 2023 decreased by $413 million, or 16% ($365 million, or 14%, on a constant currency basis), compared to 2022. The decrease was primarily attributable to catastrophe, property, liability, motor, marine and aviation, professional lines, accident and health, and engineering lines, partially offset by an increase in credit and surety lines.

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

The decrease in motor lines was due to non-renewals and decreased line sizes associated with repositioning the portfolio and the timing of the renewal of a significant contract, partially offset by premium adjustments attributable to significant contracts associated with favorable market conditions, and new business.

The decrease in marine and aviation lines was driven by non-renewals of marine business and the exit from aviation business effective January 1, 2023.

The decrease in professional lines was attributable to lower premium adjustments associated with favorable market conditions in 2023, compared to 2022, together with the non-renewals of several under-performing contracts, partially offset by new business and increased line sizes.

The decrease in accident and health lines was related to lower premium adjustments in 2023, compared to 2022, together with the timing of renewals of two significant contracts, partially offset by the increased line size of a significant contract.

The decrease in engineering lines was attributable to premium adjustments related to a significant contract in 2022.

The increase in credit and surety lines was driven by new business, including mortgage business, partially offset by the timing of the renewal of a significant contract and premium adjustments related to several surety contracts.

Ceded Premiums Written

Ceded premiums written in 2023 were $872 million, or 39%, of gross premiums written, compared to $744 million, or 28%, in 2022. The increase in ceded premiums written of $128 million, or 17%, was primarily driven by increases in liability, professional lines, accident and health, credit and surety, motor, and agriculture lines, partially offset by a decrease in catastrophe lines.

The increases in liability, professional lines, accident and health, credit and surety, and motor lines were primarily attributable to premiums ceded to a quota share retrocession agreement entered into with Monarch Point Re on September 22, 2023 with an effective date of January 1, 2023. Refer to Item 7 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview – Recent Developments – Retrocession Agreement with Monarch Point Re' for further information.

The increase in liability lines was partially offset by the decrease in gross premiums written in 2023, compared to 2022, the non-renewal of a significant retrocessional treaty with a strategic capital partner and the restructuring of a significant quota share retrocessional treaty.

The increase in professional lines was partially offset by the non-renewal of a significant retrocessional treaty with a strategic capital partner.

The increase in accident and health lines was also attributable to the restructuring of a significant quota share retrocessional treaty with a strategic capital partner.

The increase in credit and surety lines was partially offset by the restructuring of a significant quota share retrocessional treaty and the non-renewal of a fronting arrangement.

The increase in motor lines was partially offset by the decrease in gross premiums written in 2023, compared to 2022.

The increase in agriculture lines was attributable to premiums ceded to a new quota share retrocessional treaty.

The decrease in catastrophe lines was due to lower costs associated with catastrophe bond protection, together with the decrease in gross premiums written in 2023, compared to 2022 following the exit from this line of business in June 2022.

Net Premiums Earned

Net premiums earned by line of business were as follows:

							% Change
Year ended December 31,	2023		2022		2021		2022 to 2023	2021 to 2022

Liability	$403,239	25%	$484,681	24%	$431,596	21%	(17%)	12%
Accident and health	341,806	21%	368,747	18%	361,196	18%	(7%)	2%
Professional lines	205,404	13%	250,911	12%	220,448	11%	(18%)	14%
Credit and surety	236,408	15%	192,926	10%	158,549	8%	23%	22%
Motor	155,942	10%	205,774	10%	247,099	12%	(24%)	(17%)
Agriculture	121,628	7%	122,289	6%	82,743	4%	(1%)	48%
Marine and aviation	65,658	4%	78,504	4%	58,775	3%	(16%)	34%
Run-off lines
Catastrophe	33,963	1%	156,232	7%	238,775	11%	(78%)	(35%)
Property	44,508	3%	135,480	7%	231,092	11%	(67%)	(41%)
Engineering	13,525	1%	30,627	2%	28,238	1%	(56%)	8%
Total run-off lines	91,996	5%	322,339	16%	498,105	23%	(71%)	(35%)

Total	$1,622,081	100%	$2,026,171	100%	$2,058,511	100%	(20%)	(2%)

Net premiums earned in 2023 decreased by $404 million, or 20%, ($337 million, or 17%, on a constant currency basis), compared to 2022. The decrease was primarily driven by decreases in gross premiums earned in catastrophe, property, liability, motor, professional lines, engineering, marine and aviation, and accident and health lines, together with increases in ceded premiums earned in motor, accident and health, credit and surety, professional lines and liability lines. These amounts were partially offset by decreases in ceded premiums earned in catastrophe lines and increases in gross premiums earned in credit and surety lines.

Other Insurance Related Income (Loss)

Other insurance related income of $23 million in 2023, compared to other insurance related income of $13 million in 2022, an increase of $10 million, primarily associated with an increase in fees related to arrangements with strategic capital partners.
Loss Ratio

The components of the loss ratio were as follows:

Year ended December 31,	2023	% Point Change	2022	% Point Change	2021

Current accident year loss ratio	66.4%	(5.9)	72.3%	(0.9)	73.2%
Prior year reserve development ratio	14.6%	15.0	(0.4%)	0.2	(0.6%)
Loss ratio	81.0%	9.1	71.9%	(0.7)	72.6%

Current Accident Year Loss Ratio

The current accident year loss ratio decreased to 66.4% in 2023 from 72.3% in 2022. The decrease in the current accident year loss ratio was impacted by a lower level of catastrophe and weather-related losses.

During 2023, catastrophe and weather-related losses, net of reinsurance, were $27 million, or 1.6 points, primarily attributable to Cyclone Gabrielle and other weather-related events.

Comparatively, in 2022, catastrophe and weather-related losses, net of reinstatement premiums, were $196 million, or 9.7 points, including natural catastrophe and weather-related losses of $160 million, or 8.0 points, primarily attributable to Hurricane Ian, June European Convective Storms, Eastern Australia floods, South Africa floods, Winter Storm Elliot, and other weather-related events. The remaining losses included $23 million, or 1.1 points, attributable to the COVID-19 pandemic, and $13 million, or 0.6 points, attributable to the Russia-Ukraine war.

Adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio increased to 64.8% in 2023 from 62.6% in 2022, principally due to changes in business mix associated with the exit from catastrophe lines, partially offset by changes in business mix due to the increase in credit and surety business written in the recent periods which are associated with a relatively lower loss ratio.

Prior Year Reserve Development

Refer to Item 8, Note 8 to the Consolidated Financial Statements 'Reserve for Losses and Loss Expenses' for details on the lines of business and prior year development.

Acquisition Cost Ratio

The acquisition cost ratio decreased to 21.7% in 2023 from 21.9% in 2022, principally related to an increase in ceding commissions from retrocessional agreements due to changes in business mix driven by increases in credit and surety, professional lines, liability, accident and health, and motor business written in recent periods, together with decreases in catastrophe and property business written in recent periods.

Underwriting-Related General and Administrative Expense Ratio

The underwriting-related general and administrative expense ratio decreased to 4.9% in 2023 from 5.3% in 2022, mainly driven by a decrease in personnel costs associated with the exit from catastrophe and property lines, partially offset by decreases in net premiums earned and fees related to arrangements with strategic capital partners.

NET INVESTMENT INCOME AND NET INVESTMENT GAINS (LOSSES)

Net Investment Income

Net investment income from our cash and investment portfolio by major asset class was as follows:

Year ended December 31,	2023	% Change	2022	% Change	2021

Fixed maturities	$514,842	56%	$329,858	26%	$262,049
Other investments	20,411	(64%)	57,043	(69%)	181,906
Equity securities	12,088	16%	10,390	(19%)	12,752
Mortgage loans	35,312	51%	23,407	34%	17,427
Cash and cash equivalents	50,261	nm	20,273	nm	4,454
Short-term investments	8,924	nm	3,535	nm	664
Gross investment income	641,838	44%	444,506	(7%)	479,252
Investment expense	(30,096)	17%	(25,677)	3%	(24,951)
Net investment income	$611,742	46%	$418,829	(8%)	$454,301

Pre-tax yield:(1)
Fixed maturities	3.9%		2.6%		2.2%

nm – not meaningful
(1)Pre-tax yield is calculated by dividing net investment income by the average month-end amortized cost balances.
Fixed Maturities
2023 versus 2022: Net investment income in 2023 increased by $185 million or 56%, compared to 2022 due to an increase in yields.

Other Investments
Other investments include multi-strategy funds, direct lending funds, private equity funds, real estate funds, other privately held investments and an indirect investment in CLO-Equities. These investments are recorded at fair value, with changes in fair value and income distributions reported in net investment income. Consequently, the pre-tax return on other investments may vary materially year over year, particularly during volatile equity and credit markets.

Net investment income from other investments was as follows:

Year ended December 31,	2023	2022	2021

Multi-strategy, direct lending, private equity and real estate funds	$20,867	$39,151	$133,923
Other privately held investments	(2,875)	14,931	44,482
CLO-Equities	2,419	2,961	3,501
Total net investment income from other investments	$20,411	$57,043	$181,906

Pre-tax return on other investments(1)	2.1%	5.9%	21.4%

(1)The pre-tax return on other investments is calculated by dividing total net investment income from other investments by the average month-end fair value balances held for the periods indicated.

2023 versus 2022: Pre-tax return on other investments in 2023 decreased to 2.1%, compared to 5.9% in 2022. The decrease was primarily attributable to lower returns from real estate funds and other privately held investments.

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
Changes in the fair value of investment derivatives, mainly foreign exchange forward contracts are recorded in net investment gains (losses).

Net investment gains (losses) were as follows:

Year ended December 31,	2023	2022	2021

On sale of investments:
Fixed maturities and short-term investments	$(125,160)	$(311,822)	$95,116
Equity securities	16,208	7,281	4,717
	(108,952)	(304,541)	99,833
(Increase) decrease in allowance for expected credit losses, fixed maturities, available for sale	974	(11,421)	11
(Increase) decrease in allowance for expected credit losses, mortgage loans	(6,220)	—	—
Impairment losses (1)	(12,757)	(12,568)	(22)
Change in fair value of investment derivatives	(1,456)	7,656	4,346
Net unrealized gains (losses) on equity securities	53,781	(135,915)	30,111
Net investment gains (losses)	$(74,630)	$(456,789)	$134,279

(1) Related to instances where we intend to sell securities, or it is more likely than not that we will be required to sell securities before their anticipated recovery.
2023 versus 2022: Net investment losses in 2023 were $75 million compared to net investment losses of $457 million in 2022. Net investment losses reported in 2023 mainly reflected net realized losses on the sale of corporate debt, U.S. government and Non-Agency CMBS, partially offset by net unrealized gains on equity securities. Net investment losses reported in 2022 mainly reflected net realized losses on the sale of corporate debt, U.S. government and Agency RMBS and net unrealized losses on equity securities.
On Sale of Investments
Generally, sales of individual securities occur when there are changes in the relative value, credit quality, or duration of a particular issue. We may also sell securities to re-balance our investment portfolio in order to change exposure to particular asset classes or sectors.
(Increase) Decrease in Allowance for Expected Credit Losses, Mortgage Loans

2023 versus 2022: The allowance for expected credit losses increased by $6 million in 2023 compared to $nil in 2022. The increase was primarily related to two collateral dependent mortgage loans.

Impairment Losses

The impairment losses (refer to 'Critical Accounting Estimates – Impairment losses' for further details) recognized in net income were as follows:

2023 versus 2022: Impairment losses in 2023 and 2022 were $13 million. The impairment losses in 2023 and 2022 were principally due to impairments of non-investment grade corporate debt securities that we intended to sell or where we determined that it was more likely than not that we were required to sell securities before their anticipated recovery.

Change in Fair Value of Investment Derivatives
We economically hedge foreign exchange exposure with derivative contracts.
During 2023, foreign exchange hedges resulted in $1 million of net losses which primarily related to securities denominated in pound sterling and euro which experienced volatility during 2023.
During 2022, foreign exchange hedges resulted in $8 million of net gains which primarily related to securities denominated in pound sterling and euro which experienced volatility during 2022.
Our derivative instruments are not designated as hedges. Therefore, net unrealized gains (losses) on the hedged securities were recorded in accumulated other comprehensive income (loss) in total shareholders’ equity.
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
Total return on cash and investments was as follows:

Year ended December 31,	2023	2022	2021

Net investment income	$611,742	$418,829	$454,301
Net investments gains (losses)	(74,630)	(456,789)	134,279
Change in net unrealized gains (losses) on fixed maturities(1)	448,477	(909,150)	(405,378)
Interest in income of equity method investments	4,163	1,995	32,084
Total	$989,752	$(945,115)	$215,286

Average cash and investments(2)	$16,155,418	$15,963,535	$16,107,523

Total return on average cash and investments, pre-tax:
Including investment related foreign exchange movements	6.1%	(5.9%)	1.3%
Excluding investment related foreign exchange movements(3)	5.8%	(5.2%)	1.6%

(1)Change in net unrealized gains (losses) on fixed maturities is calculated by taking net unrealized gains (losses) at year end less net unrealized gains (losses) at the prior year end.
(2)The average cash and investments balance is calculated by taking the average of the monthly fair value balances.
(3)Pre-tax total return on cash and investments excluding foreign exchange movements is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to pre-tax total return on cash and investments, the most comparable GAAP financial measure, included foreign exchange (losses) gains of $51 million, $(110) million and $(40) million for the years ended December 31, 2023, 2022 and 2021, respectively.

OTHER EXPENSES (REVENUES), NET

The following table provides a summary of other expenses (revenues), net:

Year ended December 31,	2023	% Change	2022	% Change	2021

Corporate expenses	$132,979	2%	$130,054	3%	$126,470
Foreign exchange losses (gains)	58,115	nm	(157,945)	nm	315
Interest expense and financing costs	68,421	8%	63,146	1%	62,302
Income tax expense	26,316	19%	22,037	(65%)	62,384
Total	$285,831		$57,292		$251,471

nm – not meaningful

Corporate Expenses

Corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses increased to 2.6% in 2023 from 2.5% in 2022.

The increase in corporate expenses in 2023 was mainly driven by increases in personnel costs and performance-related compensation costs, largely offset by a decrease in executive-related compensation costs associated with the transition in our senior leadership.

Foreign Exchange Losses (Gains)

Some of our business is written in currencies other than the U.S. dollar.

Foreign exchange losses in 2023 were primarily related to the impact of the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling, euro and Canadian dollar.

Foreign exchange gains in 2022 were primarily related to the impact of the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling and euro.

Interest Expense and Financing Costs

Interest expense and financing costs are related to interest due on the 5.150% senior unsecured notes ("5.150% Senior Notes") issued in 2014, the 4.000% senior unsecured notes ("4.000% Senior Notes") issued in 2017, the 3.900% senior unsecured notes ("3.900% Senior Notes"), the 4.900% fixed-rate reset junior subordinated notes ("Junior Subordinated Notes") issued in 2019, and the Federal Home Loan advances ("FHLB advances") received in 2023 and 2022.

Interest expense and financing costs increased by $5 million in 2023, compared to 2022, due to the FHLB advances in 2023.

Income Tax Expense (Benefit)

Income tax expense (benefit) primarily results from income (loss) generated by our foreign operations in the U.S. and Europe. Our effective tax rate, which is calculated as income tax expense (benefit) divided by income (loss) before tax including interest in income (loss) of equity method investments, was 6.5%, 9.0%, and 9.2% in 2023, 2022, and 2021, respectively. This effective rate can vary between years depending on the distribution of net income (loss) among tax jurisdictions, as well as other factors.

The tax expense of $26 million in 2023 was principally due to the generation of pre-tax income in our U.K. and European insurance operations, partially offset by the recognition of a tax benefit in Bermuda on unrealized investment losses included in other comprehensive income (loss) due to the enactment of corporate income tax that will take effect in 2025, and the generation of pre-tax losses in our U.S. operations.

In 2023, the valuation allowance decreased by $21 million. The net gain incurred by the AXIS Re SE, the Irish reinsurance company, resulted in the release of a valuation allowance of $25 million against the net deferred tax assets of AXIS Re SE and AXIS Re Europe, the Swiss branch of the Irish reinsurance company, of which $12 million was released in net income (loss) and $13 million was released in other comprehensive income (loss). A valuation allowance of $2 million was also released against U.S. foreign tax credits that were utilized. A valuation allowance of $6 million was recorded against foreign tax credits held by AXIS Specialty Europe SE.

At December 31, 2023, the U.S. operations had a deferred tax asset of $54 million for the unrealized losses on its fixed maturities that were recorded in other comprehensive income (loss). We examined the need for a valuation allowance and after considering all positive and negative evidence concluded a valuation allowance against its net unrealized investment losses in the U.S was not required.

The tax expense of $22 million in 2022 was principally due to the generation of pre-tax income in our U.K., U.S. and European insurance operations, together with a valuation allowance on certain deferred tax assets, partially offset by the re-estimation of the amount of net deferred tax assets that would be realized at the 25% tax rate in the U.K. that took effect in 2023.

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

At December 31, 2022, the U.S. operations had a deferred tax asset of $71 million for the unrealized losses on its fixed maturities that were recorded in other comprehensive income (loss). We examined the need for a valuation allowance and after considering all positive and negative evidence concluded a valuation allowance against its net unrealized investment losses in the U.S. was not required.

FINANCIAL MEASURES

We believe that the following financial indicators are important in evaluating performance and measuring the overall growth in value generated for common shareholders:

Year ended and at December 31,	2023	2022	2021

Return on average common equity(1)	7.9%	4.3%	12.2%
Operating return on average common equity(2)	11.0%	11.1%	9.1%
Book value per diluted common share(3)	$54.06	$46.95	$55.78
Cash dividends declared per common share	$1.76	$1.73	$1.69
Increase (decrease) in book value per diluted common share adjusted for dividends	$8.87	$(7.10)	$2.38

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

The increase in ROACE in 2023, compared to 2022, was primarily driven by a decrease in net investment losses, and an increase in net investment income, partially offset by foreign exchange losses, and a decrease in underwriting income.

Operating ROACE excludes the impact of net investment gains (losses), foreign exchange losses (gains), reorganization expenses, and interest in income (loss) of equity method investments.

Operating ROACE in 2023 was comparable to 2022 as a decrease in underwriting income was largely offset by an increase in net investment income.

Book Value per Diluted Common Share

We consider book value per diluted common share to be an appropriate measure of returns to common shareholders, as we believe growth in book value on a diluted basis will ultimately translate into appreciation of our stock price.

In 2023, book value per diluted common share increased by 15%, driven by net income for the year, and net unrealized investment gains reported in accumulated other comprehensive income (loss), partially offset by common dividends declared.

In 2022, book value per diluted common share decreased by 16%, due to the net unrealized investment losses reported in accumulated other comprehensive income (loss) and common dividends declared, partially offset by net income for the year.

Cash Dividends Declared per Common Share

We believe in returning excess capital to shareholders by way of dividends. Accordingly, dividend policy is an integral part of the value we create for shareholders. Our Board of Directors has approved quarterly common share dividends for twenty consecutive years.

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

In 2023, the increase in total value of $8.87, or 19%, was driven by net income for the year, and net unrealized investment gains reported in accumulated other comprehensive income (loss).

In 2022, the decrease in total value of $7.10, or 13%, was driven by net unrealized investment losses recognized in accumulated other comprehensive income (loss), partially offset by the net income for the year.

NON-GAAP FINANCIAL MEASURES RECONCILIATION

Years ended December 31,	2023	2022	2021

Net income available to common shareholders	$346,042	$192,833	$588,359
Net investment (gains) losses(1)	74,630	456,789	(134,279)
Foreign exchange losses (gains)(2)	58,115	(157,945)	315
Reorganization expenses(3)	28,997	31,426	—
Interest in income of equity method investments(4)	(4,163)	(1,995)	(32,084)
Income tax expense (benefit)	(17,488)	(23,177)	14,166
Operating income	$486,133	$497,931	$436,477

Earnings per diluted common share	$4.02	$2.25	$6.90
Net investment (gains) losses	0.87	5.33	(1.57)
Foreign exchange losses (gains)	0.68	(1.84)	—
Reorganization expenses	0.34	0.37	—
Interest in income of equity method investments	(0.05)	(0.02)	(0.38)
Income tax expense (benefit)	(0.21)	(0.28)	0.17
Operating income per diluted common share	$5.65	$5.81	$5.12

Weighted average diluted common shares outstanding(5)	86,012	85,669	85,291

Average common shareholders' equity	$4,401,553	$4,475,283	$4,803,175

Return on average common equity	7.9%	4.3%	12.2%

Operating return on average common equity	11.0%	11.1%	9.1%

(1)Tax expense (benefit) of $(10) million, $(36) million and $11 million for the years ended December 31, 2023, 2022 and 2021, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the ability to utilize capital losses.
(2)Tax expense (benefit) of $(3) million, $16 million and $3 million for the years ended December 31, 2023, 2022 and 2021, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of other relevant factors including the tax status of specific foreign exchange transactions.
(3)Tax expense (benefit) of $(5) million, $(4) million and $nil for the years ended December 31, 2023, 2022 and 2021, respectively. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.
(4)Tax expense (benefit) of $nil for the years ended December 31, 2023, 2022 and 2021, respectively, Tax impact is estimated by applying the statutory rates of applicable jurisdictions.
(5)Refer to Item 8, Note 14 to the Consolidated Financial Statements 'Earnings Per Common Share' for further details.

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
Reorganization expenses in 2023 include impairments of computer software assets and severance costs mainly attributable to our "How We Work" program which is focused on simplifying our operating structure. Reorganization expenses in 2022 included severance costs and impairments of computer software assets mainly attributable to our exit from catastrophe and property reinsurance lines of business which was part of an overall approach to reduce our exposure to volatile catastrophe risk. Reorganization expenses are primarily driven by business decisions, the nature and timing of which are not related to the underwriting process. Therefore, these expenses are excluded from consolidated underwriting income (loss).
Amortization of intangible assets including the value of business acquired ("VOBA") arose from business decisions, the nature and timing of which are not related to the underwriting process. Therefore, these expenses are excluded from consolidated underwriting income (loss).
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
Reorganization expenses in 2023 include impairments of computer software assets and severance costs mainly attributable to our "How We Work" program which is focused on simplifying our operating structure. Reorganization expenses in 2022 included severance costs and impairments of computer software assets mainly attributable to our exit from catastrophe and property reinsurance lines of business which was part of an overall approach to reduce our exposure to volatile catastrophe risk. Reorganization expenses are primarily driven by business decisions, the nature and timing of which are not related to the underwriting process. Therefore, these expenses are excluded from operating income (loss).
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
Constant Currency Basis
We present gross premiums written and net premiums earned on a constant currency basis in this MD&A. The amounts presented on a constant currency basis are calculated by applying the average foreign exchange rate from the current year to the prior year amounts. We believe this presentation enables investors and other users of our financial information to analyze growth in gross premiums written and net premiums earned on a constant basis. The reconciliation to gross premiums written and net premiums earned on a GAAP basis is presented in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment'.
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

CASH AND INVESTMENTS

Details of cash and investments are as follows:

	December 31, 2023	December 31, 2022
	Fair value	Fair value

Fixed maturities, available for sale	$12,234,742	$11,326,894
Fixed maturities, held to maturity(1)	675,851	674,743
Equity securities	588,511	485,253
Mortgage loans	610,148	627,437
Other investments	949,413	996,751
Equity method investments	174,634	148,288
Short-term investments	17,216	70,310
Total investments	$15,250,515	$14,329,676

Cash and cash equivalents(2)	$1,383,985	$1,174,653

(1)Presented at net carrying value of $686 million (2022: $698 million) in the consolidated balance sheets.
(2)Includes restricted cash and cash equivalents of $431 million and $423 million for 2023 and 2022, respectively.

Overview

The fair value of total investments increased by $921 million in 2023, driven by the increase in market value of fixed maturities due to the decline in yields and the tightening of credit spreads, reinvestment of interest income and cashflows from operations.

An analysis of our investment portfolio by asset class is detailed below:

Fixed Maturities

Details of our fixed maturities portfolio are as follows:

	December 31, 2023		December 31, 2022
	Fair value	% of total	Fair value	% of total

Fixed maturities:
U.S. government and agency	$3,007,528	23%	$2,639,330	22%
Non-U.S. government	723,959	6%	562,029	5%
Corporate debt	4,560,843	35%	4,329,328	36%
Agency RMBS	1,634,661	13%	1,202,785	10%
CMBS	839,696	7%	947,778	8%
Non-agency RMBS	153,396	1%	133,534	1%
ABS	1,832,151	14%	2,030,498	17%
Municipals(1)	158,359	1%	156,355	1%
Total	$12,910,593	100%	$12,001,637	100%

Credit ratings:
U.S. government and agency	$3,007,528	23%	$2,639,330	22%
AAA(2)	2,745,192	21%	4,189,661	36%
AA	2,646,798	21%	871,966	7%
A	2,044,683	16%	1,835,746	15%
BBB	1,416,552	11%	1,377,638	11%
Below BBB(3)	1,049,840	8%	1,087,296	9%
Total	$12,910,593	100%	$12,001,637	100%

(1)Includes bonds issued by states, municipalities, and political subdivisions.
(2)Includes U.S. government-sponsored agencies, residential mortgage-backed securities ("RMBS") and commercial mortgage-backed securities ("CMBS").
(3)Non-investment grade and non-rated securities.
At December 31, 2023, fixed maturities had a weighted average credit rating of AA- (2022: AA-), a book yield of 4.2% (2022: 3.5%), and an average duration of 3.0 years (2022: 3.0 years).
At December 31, 2023, fixed maturities together with short-term investments and cash and cash equivalents (i.e., total investments of $14.3 billion) had a weighted average credit rating of AA- (2022: AA-) and an average duration of 2.7 years (2022: 2.8 years).
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
To calculate the weighted average credit rating for fixed maturities, we assign points to each rating with the highest points assigned to the highest rating (AAA) and the lowest points assigned to the lowest rating (D) and then calculate the weighted average based on the fair values of the individual securities. Securities that are not rated are excluded from weighted average calculations. At December 31, 2023, the fair value of fixed maturities not rated was $17 million (2022: $31 million).

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
Details of exposures to governments in the eurozone and other non-U.S. government concentrations by fair value are as follows:

	December 31, 2023			December 31, 2022
Country	Fair value	% of total	Weighted average credit rating	Fair value	% of total	Weighted average credit rating

Eurozone countries:
Supranationals(1)	$41,888	6%	AAA	$16,867	3%	AAA
Germany	26,788	4%	AAA	5,037	1%	AAA
Netherlands	14,604	2%	AA+	9,512	2%	AA+
France	2,637	—%	A-	1,061	—%	AA
Austria	—	—%	—	2,346	—%	AA+
Total eurozone	85,917	12%	AAA	34,823	6%	AA+

Other concentrations:
Canada	338,384	47%	AA+	300,674	53%	AA+
United Kingdom	224,809	31%	AA-	168,068	30%	AA-
Mexico	7,478	1%	BBB	10,151	2%	BBB
Other	67,371	9%	AA+	48,313	9%	AA
Total other concentrations	638,042	88%	AA	527,206	94%	AA
Total non-U.S. government	$723,959	100%	AA	$562,029	100%	AA

(1)Includes supranationals only in the eurozone.
At December 31, 2023, net unrealized losses on non-U.S. government securities were $6 million (2022: $51 million) which included gross unrealized foreign exchange losses of $6 million (2022: $24 million), mainly related to U.K. government bonds.

Corporate Debt
Corporate debt securities consist primarily of investment grade debt of a wide variety of corporate issuers and industries.
Details of our corporate debt securities portfolio by sector are as follows:

	December 31, 2023			December 31, 2022
	Fair value	% of total	Weighted average credit rating	Fair value	% of total	Weighted average credit rating

Financial institutions:
U.S. banks	$760,807	17%	A	$786,541	18%	A
Corporate/commercial finance	465,953	10%	BBB	445,524	10%	BBB
Non-U.S. banks	397,097	9%	A	346,176	8%	A-
Insurance	150,553	3%	A	162,107	4%	A
Investment brokerage	104,881	2%	BBB+	117,706	3%	A
Total financial institutions	1,879,291	41%	A-	1,858,054	43%	A-
Consumer non-cyclicals	518,596	11%	BBB	533,543	12%	BBB-
Consumer cyclical	472,162	10%	BB+	411,559	10%	BB
Communications	359,590	8%	BBB-	369,295	9%	BB+
Industrials	451,066	10%	BB	407,318	9%	BB
Technology	230,864	5%	BBB-	211,740	5%	BBB-
Utilities	215,787	5%	BBB+	166,481	4%	BBB+
Energy	204,682	4%	BBB-	164,770	4%	BBB-
Other	228,805	6%	A+	206,568	4%	A
Total	$4,560,843	100%	BBB	$4,329,328	100%	BBB

Credit quality summary:
Investment grade	$3,537,795	78%	A-	$3,308,131	76%	A-
Non-investment grade	1,023,048	22%	B+	1,021,197	24%	B+
Total	$4,560,843	100%	BBB	$4,329,328	100%	BBB

At December 31, 2023, our non-investment grade portfolio had a fair value of $1,023 million (2022: $1,021 million), a weighted average credit rating of B+ (2022: B+) and duration of 2.4 years (2022: 2.9 years). At December 31, 2023, our corporate debt portfolio, including non-investment grade securities, had a duration of 3.4 years (2022: 3.6 years).

Mortgage-Backed Securities
Details of the fair values of our RMBS and CMBS portfolios by credit rating are as follows:

	December 31, 2023		December 31, 2022
	RMBS	CMBS	RMBS	CMBS

Government agency	$1,634,661	$69,973	$1,202,785	$48,805
AAA	144,437	711,636	121,188	833,850
AA	5,389	45,094	4,192	60,207
A	1,371	6,937	3,682	4,916
BBB	100	650	122	—
Below BBB(1)	2,099	5,406	4,350	—
Total	$1,788,057	$839,696	$1,336,319	$947,778

(1)Non-investment grade securities.

Residential MBS
Agency RMBS consist of bonds issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association, which are primarily AA+ rated and are supported by loans which are diversified across geographical areas. At December 31, 2023, agency RMBS had an average duration of 5.2 years (2022: 5.7 years).
Non-agency RMBS mainly include investment grade bonds originated by non-agencies. At December 31, 2023, 98% (2022: 94%) of our non-agency RMBS were rated AA or better. At December 31, 2023, non-agency RMBS had an average duration of 4.0 years (2022: 4.6 years) and weighted average life of 5.6 years (2022: 6.7 years).
Commercial MBS
CMBS mainly include investment grade bonds originated by non-agencies. At December 31, 2023, 98% (2022: 99%) of our CMBS were rated AA or better. At December 31, 2023, the weighted average estimated subordination percentage of the portfolio was 37% (2022: 38%), which represents the current weighted average estimated percentage of the capital structure subordinated to the investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. At December 31, 2023, CMBS had an average duration of 2.2 years (2022: 2.4 years) and weighted average life of 2.8 years (2022: 3.3 years).

Asset-Backed Securities

ABS mainly include investment grade bonds backed by pools of loans with a variety of underlying collateral, including auto loans, student loans, credit card receivables and collateralized loan obligations ("CLOs") originated by a variety of financial institutions.

Details of the fair value of our ABS portfolio by underlying collateral and credit rating are as follows:

	Asset-backed securities
	AAA	AA	A	BBB	Below BBB	Total

At December 31, 2023
CLO - debt tranches	$793,769	$334,573	$71,621	$28,419	$—	$1,228,382
Auto loans	267,430	—	—	—	—	267,430
Student loans	62,914	14,596	—	—	—	77,510
Credit card receivables	68,568	558	—	—	—	69,126
Other	155,826	7,888	18,879	6,763	347	189,703
Total	$1,348,507	$357,615	$90,500	$35,182	$347	$1,832,151
% of total	73%	20%	5%	2%	—%	100%

At December 31, 2022
CLO - debt tranches	$994,961	$306,934	$72,319	$26,257	$25,650	$1,426,121
Auto loans	237,884	4,728	—	—	—	242,612
Student loans	104,023	4,401	—	—	—	108,424
Credit card receivables	38,848	534	—	—	—	39,382
Other	178,447	12,351	16,803	6,017	341	213,959
Total	$1,554,163	$328,948	$89,122	$32,274	$25,991	$2,030,498
% of total	77%	16%	4%	2%	1%	100%

At December 31, 2023, the average duration our ABS portfolio was 0.6 years (2022: 0.5 years) and the weighted average life was 3.0 years (2022: 3.7 years).

Municipals
Municipals comprise revenue bonds and general obligation bonds issued by U.S. domiciled state and municipal entities and are primarily held in the taxable portfolios of our U.S. subsidiaries.
At December 31, 2023, our municipals had a fair value of $158 million (2022: $156 million), a weighted average credit rating of AA- (2022: AA-) and duration of 3.9 years (2022: 4.4 years).

Gross Unrealized Losses

At December 31, 2023, the gross unrealized losses on our fixed maturities, available for sale portfolio were $481 million (2022: $857 million).
Investment grade fixed maturities, available for sale
The severity of the unrealized loss position as a percentage of amortized cost for all investment grade fixed maturities in an unrealized loss position including any impact of foreign exchange losses (gains) was as follows:

	December 31, 2023			December 31, 2022
Severity of Unrealized Loss	Fair value	Gross unrealized losses	% of total gross unrealized losses	Fair value	Gross unrealized losses	% of total gross unrealized losses

0-10%	$5,843,552	$(194,115)	42%	$6,176,828	$(265,175)	33%
10-20%	1,590,548	(245,428)	52%	2,315,291	(372,213)	47%
20-30%	102,208	(26,886)	6%	520,482	(147,575)	19%
30-40%	193	(79)	—%	15,622	(6,948)	1%
40-50%	—	—	—%	1,002	(735)	—%
> 50%	946	(1,070)	—%	4	(27)	—%
Total	$7,537,447	$(467,578)	100%	$9,029,229	$(792,673)	100%

The decrease in gross unrealized losses on investment grade fixed maturities reflected the impact of the decline in yields and the tightening of credit spreads on investment grade corporate debt securities.
Non-investment grade fixed maturities, available for sale
The severity of the unrealized loss position as a percentage of amortized cost for all non-investment grade fixed maturities in an unrealized loss position including any impact of foreign exchange losses (gains) was as follows:

	December 31, 2023			December 31, 2022
Severity of Unrealized Loss	Fair value	Gross unrealized losses	% of total gross unrealized losses	Fair value	Gross unrealized losses	% of total gross unrealized losses

0-10%	$348,188	$(9,597)	74%	$644,995	$(28,536)	44%
10-20%	23,295	(3,073)	24%	179,291	(26,642)	42%
20-30%	1,475	(112)	1%	28,414	(6,649)	10%
30-40%	—	—	—%	1,393	(495)	1%
40-50%	—	—	—%	738	(410)	1%
> 50%	45	(155)	1%	652	(1,183)	2%
Total	$373,003	$(12,937)	100%	$855,483	$(63,915)	100%

The decrease in gross unrealized losses on non-investment grade fixed maturities reflected the impact of the tightening of credit spreads on non-investment grade high yield corporate debt securities.

Equity Securities
At December 31, 2023, net unrealized gains on equity securities were $45 million (2022: net unrealized losses of $9 million). The increase was driven by the rally in global equity markets.
Mortgage Loans
During 2023, investment in commercial mortgage loans decreased to $610 million from $627 million, a decrease of $17 million. The commercial mortgage loans are high quality, and collateralized by a variety of commercial properties and diversified geographically throughout the U.S. and by property type to reduce the risk of concentration. At December 31, 2023, there are two collateral dependent loans with estimated loan-to-value ratios in excess of 100%, resulting in an allowance for expected credit loss of $6 million (2022: $nil).
Other Investments
Details of our other investments portfolio are as follows:

	December 31, 2023		December 31, 2022

Multi-strategy funds	$24,619	3%	$32,616	3%
Direct lending funds	192,270	20%	258,626	26%
Private equity funds	301,712	32%	265,836	27%
Real estate funds	317,325	33%	298,499	30%
Total multi-strategy, direct lending, private equity and real estate funds	835,926	88%	855,577	86%

CLO-Equities	5,300	1%	5,016	—%
Other privately held investments	108,187	11%	136,158	14%
Total other investments	$949,413	100%	$996,751	100%

Refer to Item 8, Note 5(e) to the Consolidated Financial Statements 'Investments'.
Equity Method Investments
Our ownership interests in Harrington Reinsurance Holdings Limited ("Harrington") and Monarch Point Re (ISAC) Ltd. and Monarch Point Re (ISA 2023) Ltd. (collectively "Monarch Point Re") are reported in interest in income (loss) of equity method investments.
Interest in income (loss) of equity method investments of $4 million in 2023 was comparable to $2 million in 2022, as higher investment gains realized by Harrington were largely offset by higher underwriting losses at Harrington.
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
During 2023, AXIS Capital received $375 million (2022: $225 million) of distributions from its subsidiaries. AXIS Capital’s primary uses of funds are dividend payments to common and preferred shareholders, interest and principal payments on debt, capital investments in subsidiaries, and payment of corporate operating expenses. We believe the dividend/distribution capacity of AXIS Capital’s subsidiaries, which was $0.9 billion at December 31, 2023, will provide AXIS Capital with sufficient liquidity for the foreseeable future.
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
Consolidated cash flows from operating, investing and financing activities in the last three years were as follows:

Total cash provided by (used in)(1)	2023	2022	2021

Operating activities	$1,255,559	$798,038	$1,197,692
Investing activities	(855,610)	(761,620)	(1,197,065)
Financing activities	(202,371)	(149,622)	(186,095)
Effect of exchange rate changes on cash	11,754	(29,833)	(74)
Increase (decrease) in cash and cash equivalents	$209,332	$(143,037)	$(185,542)

(1)    Refer to Item 8, 'Consolidated Statements of Cash Flows' for further details.

Operating activities
•Net cash provided by operating activities was $1,256 million in 2023 compared to $798 million in 2022. Cash inflows from insurance and reinsurance operations typically include premiums, net of acquisition costs, and reinsurance recoverables. Cash outflows principally include payments of losses and loss expenses, payments of premiums to reinsurers and operating expenses. Cash provided by operating activities can fluctuate due to timing differences between the collection of premiums and reinsurance recoverables and the payment of losses and loss expenses, and the payment of premiums to reinsurers.
•Operating cash inflows increased in 2023 compared to 2022, primarily attributable to an increase in interest and dividends received from our investment portfolio and an increase in premiums received, partially offset by a decrease in reinsurance recoverables received and an increase in payments of premiums to reinsurers.
Investing activities
•Investing cash outflows in 2023 were principally related to the net purchases of fixed maturities of $554 million, equity securities of $34 million, equity method investments of $22 million, loan advances made to third party reinsurers of $350 million and purchases of other assets of $31 million, partially offset by the net proceeds from the sale of other investments of $67 million and net proceeds from the sales and redemptions/repayments of short-term investments of $56 million and mortgage loans of $12 million.
•Investing cash outflows in 2022 were principally related to the net purchases of fixed maturities of $599 million, loan advances made to third party reinsurers of $106 million, short term investment of $40 million, and mortgage loans of $33 million and purchases of other assets of $37 million, partially offset by the net proceeds from the sale of equity securities of $44 million, and other investments of $9 million.
Financing activities
•Financing cash outflows in 2023 were principally due to dividends paid to common and preferred shareholders of $184 million, and the repurchase of common shares of $24 million, partially offset by the receipt of the Federal Home Loan Bank advances of $5 million.
•Financing cash outflows in 2022 were principally due to dividends paid to common and preferred shareholders of $180 million, and the repurchase of common shares of $49 million, partially offset by the receipt of the Federal Home Loan Bank advances of $79 million.
•The declaration and payment of future dividends and share repurchases is at the discretion of our Board of Directors and will depend on many factors including, but not limited to, our net income, financial condition, business needs, capital and surplus requirements of our operating subsidiaries and regulatory and contractual restrictions, including those detailed in our credit facilities (refer to 'Capital Resources – Share Repurchases' below for further details).
We have generated positive operating cash flows in all years since 2003, with the exception of 2009 which was impacted by the global financial crisis. These positive cash flows were generated even with the recognition of significant catastrophe and weather-related losses including the impact of the COVID-19 pandemic in 2020 and 2021.
Net losses and loss expenses, gross of reinstatement premiums, included estimates of ultimate losses for catastrophe and weather-related losses of $138 million in 2023, $404 million in 2022 and $450 million in 2021. There remains significant uncertainty associated with estimates of ultimate losses for certain of these events (refer to 'Underwriting Results – Insurance segment – Current Accident Year Loss' and 'Underwriting Results – Reinsurance segment – Current Accident Year Loss Ratio' for further details), as well as the timing of the associated cash outflows.
Should claim payment obligations accelerate beyond our ability to fund payments from operating cash flows, we would utilize cash and cash equivalent balances and/or liquidate a portion of our investment portfolio.
For context, at January 1, 2024, our largest 1-in-250 year return period, single occurrence, single-zone modeled probable maximum loss (California Earthquake) was approximately $163 million, net of reinsurance. Claim payments pertaining to such an event would be paid out over a period spanning many months. Our internal risk tolerance framework aims to limit the loss of capital due to a single event and the loss of capital that would occur from multiple but perhaps smaller events, in any year (refer to Item 1 'Risk and Capital Management' for further details).
Our investment portfolio is heavily weighted towards conservative, high quality and highly liquid securities. We expect that, if necessary, approximately $13.6 billion of cash and invested assets at December 31, 2023 could be available in one to three business days under normal market conditions. Of this amount, $5.3 billion related to restricted assets, which primarily support our obligations in regulatory jurisdictions where we operate as a non-admitted carrier (refer to Item 8, Note 5(j) to the Consolidated Financial Statements 'Investments' for further details).
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
The following table summarizes consolidated capital:

At December 31,	2023	2022

Debt	$1,313,714	$1,312,314

Preferred shares	550,000	550,000
Common equity	4,713,196	4,089,910
Shareholders’ equity	5,263,196	4,639,910
Total capital	$6,576,910	$5,952,224

Ratio of debt to total capital	20.0%	22.0%

We finance our operations with a combination of debt and equity capital. The debt to total capital ratio provides an indication of our capital structure, along with some insight into our financial strength.
While the impact of net unrealized investment losses recognized in accumulated other comprehensive income (loss), following a decrease in market value of our fixed maturities, has reduced common shareholders' equity, we believe that our financial flexibility remains strong, and adjustments are made if there are developments that are different from previous expectations.
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
Federal Home Loan Bank Advances
The Company's subsidiaries, AXIS Insurance Company and AXIS Surplus Insurance Company, are members of the Federal Home Loan Bank of Chicago ("FHLB").
Members may borrow from the FHLB at competitive rates subject to certain conditions. At December 31, 2023, the companies had admitted assets of approximately $3 billion which provides borrowing capacity of up to approximately $759 million. Conditions of membership include maintaining sufficient collateral deposits for funding, a requirement to maintain member stock at 0.4% of mortgage-related assets at December 31st of the prior year, and a requirement to purchase additional member stock of 2.0% or 4.5% of any amount borrowed (refer to Item 8, Note 11 to the Consolidated Financial Statements 'Federal Home Loan Bank Advances' for further details).

At December 31, 2023, the Company had $86 million (2022: $81 million) of borrowings under the FHLB program, with maturities in 2024 and interest payable at interest rates between 5.6% and 5.9% (2022: 2.3% and 4.7%).
For the year ended December 31, 2023, the Company incurred interest expense of $5 million (2022: $1 million). The borrowings under the FHLB program are secured by cash and investments with a fair value of $95 million (2022: $91 million).
Preferred Shares
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
At December 31, 2023, certain of AXIS Capital’s operating subsidiaries (the "Participating Subsidiaries") had a $500 million letter of credit facility available from Citibank Europe plc ("Citibank") (the "$500 million Facility").
At December 31, 2023, letters of credit outstanding were $325 million (refer to Item 8, Note 10 to the Consolidated Financial Statements 'Debt and Financing Arrangements' for further details).

Common Equity
During the year ended December 31, 2023, common equity increased by $623 million. The following table reconciles opening and closing common equity positions:

Year ended December 31,	2023	2022

Common equity - opening	$4,089,910	$4,860,656
Share-based compensation expense	57,207	51,249
Change in unrealized gains (losses) on available for sale investments, net of tax	396,036	(805,850)
Foreign currency translation adjustment	(1,572)	(10,986)
Net income	376,292	223,083
Preferred share dividends	(30,250)	(30,250)
Common share dividends	(152,536)	(150,556)
Treasury shares repurchased	(23,596)	(48,981)
Treasury shares reissued	1,705	1,545
Common equity - closing	$4,713,196	$4,089,910

Share Repurchases

During 2023, we repurchased 398,000 common shares for a total of $24 million from employees to facilitate the satisfaction of their personal withholding tax liabilities that arise on vesting of share-settled restricted stock units granted under our 2017 Long-Term Equity Compensation Plans.

As part of our capital management strategy, our Board of Directors authorizes common share repurchase programs. On December 8, 2022, our Board of Directors authorized a new share repurchase program for up to $100 million of our common shares, effective January 1, 2023, through December 31, 2023. (refer to Item 5 'Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities'). Share repurchases may be effected from time to time in the open market or privately negotiated transactions, depending on market conditions.

On December 7, 2023, our Board of Directors renewed its authorization for the repurchase of up to $100 million of our common shares, effective January 1, 2024, through December 31, 2024.

In 2024, we repurchased common shares for a total of $52 million pursuant to our Board-authorized share repurchase program.

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
Operating subsidiaries
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
Non-operating holding companies
On November 17, 2023, Standard and Poor's placed AXIS Capital Holding Limited and the securities guaranteed by this non-operating holding company on CreditWatch Negative due to the potential regulatory restrictions to payments from Bermuda-based insurance and reinsurance operating companies to non-operating holding companies. On January 29, 2024, Standard and Poor's removed AXIS Capital Holdings Limited and related securities from Negative CreditWatch affirming the credit rating of AXIS Capital Holding Company at A- (Stable). In addition, Standard & Poor's also reaffirmed the A+ Financial Strength and issuer credit ratings on all core operating subsidiaries, with a Stable outlook. The stable outlook reflects Standard and Poor's expectation that AXIS will sustain its strong competitive position supported by solid, less-volatile underwriting performance, and will maintain capital adequacy at the 99.99% (or extreme stress) level in 2023-2025.

Contractual Obligations and Commitments
At December 31, 2023, contractual obligations and commitments by period due were:

	Payment due by period
Contractual obligations and commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating activities
Estimated gross losses and loss expenses payments(1)	$16,434,018	$4,541,740	$5,224,707	$2,876,765	$3,790,806
Operating lease obligations(2)	123,101	12,416	25,411	19,684	65,590
Investing activities
Unfunded investment commitments(3)	527,125	282,008	71,793	93,347	79,977
Financing activities
Debt (principal payments)(4)	1,325,000	—	—	350,000	975,000
Debt (interest payments)(4)(5)	530,511	60,865	121,934	106,811	240,901
Total	$18,939,755	$4,897,029	$5,443,845	$3,446,607	$5,152,274

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
(3)We have $502 million of unfunded investment commitments related to our other investments portfolio, which are callable by our investment managers (refer to Item 8, Note 5(e) to the Consolidated Financial Statements 'Investments' for further details). In addition, we have $10 million of unfunded commitments related to our commercial mortgage loans portfolio and $16 million of unfunded commitments related to our corporate debt portfolio.
(4)Refer to Item 8, Note 10(a) to the Consolidated Financial Statements 'Debt and Financing Arrangements' for further details.
(5)Debt (interest payments) includes $11 million of unamortized discount and debt issuance expenses.

CRITICAL ACCOUNTING ESTIMATES

The consolidated financial statements include certain amounts that are inherently uncertain and judgmental in nature. As a result, we are required to make assumptions and best estimates to determine the reported values. We consider an accounting estimate to be critical if: (1) it requires that significant assumptions be made to deal with uncertainties and (2) changes in the estimate could have a material impact on our results of operations, financial condition, or liquidity.
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
We believe that the amounts included in the consolidated financial statements reflect management's best judgment. However, factors such as those described in Item 1A 'Risk Factors' could cause actual events or results to differ materially from the underlying assumptions and estimates which could lead to a material adverse impact on our results of operations, financial condition, or liquidity.

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

Refer to Item 8, Note 8 to the Consolidated Financial Statements 'Reserve for Losses and Loss Expenses – Reserving Methodology – Key Actuarial Assumptions', which notes that the most significant assumptions used in our quarterly loss reserving process are expected loss ratios ("ELRs) and loss development patterns.
Gross Loss Reserves by Line of Business
Gross loss reserves for each of the reportable segments, segregated between case reserves and IBNR, by line of business are shown below:

	2023			2022
At December 31,	Case reserves	IBNR	Total	Case reserves	IBNR	Total

Insurance segment:
Property	$556,306	$523,713	$1,080,019	$565,954	$487,681	$1,053,635
Accident and health	28,767	89,371	118,137	22,770	60,795	83,565
Marine and aviation	449,455	532,284	981,739	490,895	419,712	910,606
Cyber	192,784	589,018	781,802	158,449	559,561	718,010
Professional lines	685,083	2,523,194	3,208,277	681,053	2,325,695	3,006,748
Credit and political risk(1)	(45,138)	208,975	163,838	(38,293)	181,538	143,246
Liability	576,529	2,597,068	3,173,597	466,527	1,999,256	2,465,783
Total Insurance	2,443,786	7,063,623	9,507,409	2,347,355	6,034,238	8,381,593

Reinsurance segment:
Accident and health	55,185	177,602	232,787	64,949	207,953	272,902
Agriculture	43,011	109,372	152,383	40,598	95,645	136,243
Marine and aviation	79,792	91,369	171,161	99,019	115,582	214,601
Professional lines	558,556	860,748	1,419,304	550,786	761,575	1,312,361
Credit and surety	171,298	196,735	368,033	133,710	169,759	303,469
Motor	809,811	372,331	1,182,142	753,053	367,504	1,120,556
Liability	733,697	1,694,122	2,427,818	696,220	1,353,846	2,050,067
Run-off lines
Catastrophe	373,031	196,573	569,604	498,604	328,723	827,327
Property	204,217	77,440	281,657	273,607	124,253	397,860
Engineering	86,877	34,842	121,720	97,964	53,920	151,884
Total run-off lines	664,125	308,855	972,981	870,175	506,896	1,377,071

Total Reinsurance	3,115,475	3,811,134	6,926,609	3,208,510	3,578,760	6,787,270

Total	$5,559,261	$10,874,757	$16,434,018	$5,555,865	$9,612,998	$15,168,863

(1)    During 2023 and 2022, significant gross claims associated with certain credit and political risk contracts were paid in advance of recoveries being received from the corresponding security which resulted in negative case reserves of $(60) million (2022: $(55) million) and related negative reinsurance recoverable on unpaid losses and loss expenses of $(29) million (2022: $(15) million). Refer to 'Reserving for Credit and Political Risk Business' below for further details.

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
Although estimates of ultimate losses for shorter tail business are inherently more certain than for longer tail business, significant judgment is still required. For example, much of our excess insurance and excess of loss reinsurance business has high attachment points. Therefore, it is often difficult to estimate whether claims will exceed those attachment points. In addition, the inherent uncertainties relating to catastrophe events further add to the complexity of estimating potential exposure. Further, we use managing general agents ("MGAs") and other producers for certain business in the insurance segment, which can delay the reporting of loss information. We expect the majority of development for an accident year or underwriting year to be recognized in the subsequent one to three years.

Factors that contribute additional uncertainty to estimates for longer tail business include, but are not limited to:
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
An important and distinguishing feature of many of these contracts is the contractual right, subsequent to payment of a claim to an insured, to be subrogated to, or otherwise have an interest in, the insured’s rights of recovery under an insured loan or facility agreement. These estimated recoveries are recorded as an offset to credit and political risk gross loss reserves. The lag between the date of a claim payment and the ultimate recovery from the corresponding security can result in negative case reserves at a point in time. During 2023 and 2022, significant gross claims associated with certain credit and political risk contracts were paid in advance of recoveries being received from the corresponding security which resulted in negative case reserves of $(60) million (2022: $(55) million) and related negative reinsurance recoverable on unpaid losses and loss expenses of $(29) million (2022: $(15) million). Refer to 'Critical Accounting Estimates – Reinsurance Recoverable on Unpaid Losses and Loss Expenses' for further details.
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
Results of operations for 2023 were impacted by natural and man-made catastrophe activity (refer to 'Underwriting Results – Insurance segment – Current Accident Year Loss Ratio' and 'Underwriting Results – Reinsurance segment – Current Accident Year Loss Ratio' for further details).
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
Sensitivity Analysis
While we believe that loss reserves at December 31, 2023 are adequate, new information, events or circumstances may result in ultimate losses that are materially greater or less than provided for in our loss reserves. As previously noted, there are many factors that may cause reserves to increase or decrease, particularly those related to catastrophe losses and longer tail lines of business.
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

The effect on estimates of gross loss reserves of reasonably likely changes in the two key assumptions used to estimate gross loss reserves at December 31, 2023 was as follows:

INSURANCE
Development pattern	Expected loss ratio
	Higher Loss Reserves (Lower Loss Reserves)
Professional lines	10% lower	Unchanged	10% higher

6 months shorter	$(288,175)	$(94,560)	$99,141
Unchanged	(198,491)	—	199,401
6 months longer	(75,325)	127,841	333,337

Property	5% lower	Unchanged	5% higher

3 months shorter	$(86,008)	$(41,533)	$(10,077)
Unchanged	(29,329)	—	29,692
3 months longer	32,034	61,455	94,245

Liability	10% lower	Unchanged	10% higher

6 months shorter	$(375,495)	$(191,181)	$(6,322)
Unchanged	(196,669)	—	198,534
6 months longer	20,722	225,448	435,439

Cyber	10% lower	Unchanged	10% higher

6 months shorter	$(95,647)	$(29,914)	$35,819
Unchanged	(67,568)	—	67,665
6 months longer	(12,050)	53,700	119,705

Marine and aviation	5% lower	Unchanged	5% higher

3 months shorter	$(54,069)	$(29,019)	$(3,969)
Unchanged	(25,430)	—	24,856
3 months longer	20,121	45,186	70,252

Accident and health	5% lower	Unchanged	5% higher

3 months shorter	$(21,958)	$(13,671)	$(5,181)
Unchanged	(5,130)	—	7,437
3 months longer	10,281	17,898	25,515

Credit and political risk	10% lower	Unchanged	10% higher

6 months shorter	$(8,811)	$(93)	$8,648
Unchanged	(8,617)	—	8,750
6 months longer	(8,348)	140	8,903

REINSURANCE
Development pattern	Expected loss ratio
	Higher Loss Reserves (Lower Loss Reserves)
Liability	10% lower	Unchanged	10% higher
6 months shorter	$(268,341)	$(138,120)	$(7,408)
Unchanged	(135,371)	—	135,662
6 months longer	33,811	173,961	315,570
Accident and health	5% lower	Unchanged	5% higher
3 months shorter	$(60,492)	$(40,184)	$(16,764)
Unchanged	(21,626)	—	25,234
3 months longer	39,564	58,898	82,852
Professional lines	10% lower	Unchanged	10% higher
6 months shorter	$(133,996)	$(59,239)	$15,518
Unchanged	(76,043)	—	76,058
6 months longer	1,485	78,892	156,467
Credit and surety	10% lower	Unchanged	10% higher
6 months shorter	$(32,681)	$(12,602)	$7,030
Unchanged	(21,028)	—	21,207
6 months longer	(4,215)	17,103	39,633
Motor	10% lower	Unchanged	10% higher
6 months shorter	$(49,664)	$(15,750)	$19,193
Unchanged	(31,229)	—	35,349
6 months longer	15,071	47,538	81,399
Agriculture	5% lower	Unchanged	5% higher
3 months shorter	$(11,020)	$—	$11,020
Unchanged	(11,019)	—	11,019
3 months longer	(11,019)	—	11,019
Marine and aviation	5% lower	Unchanged	5% higher
3 months shorter	$(12,094)	$(8,326)	$(4,557)
Unchanged	(3,527)	—	4,160
3 months longer	6,336	10,212	14,088
Catastrophe	5% lower	Unchanged	5% higher
3 months shorter	$(27,503)	$(339)	$26,826
Unchanged	(27,165)	—	27,164
3 months longer	(26,665)	500	27,665
Property	5% lower	Unchanged	5% higher
3 months shorter	$(12,171)	$(6,952)	$(2,073)
Unchanged	(5,376)	—	5,325
3 months longer	4,905	10,434	16,546
Engineering	5% lower	Unchanged	5% higher
3 months shorter	$(4,137)	$(2,944)	$(1,751)
Unchanged	(1,313)	—	1,313
3 months longer	1,857	3,305	4,752

The results show the cumulative increase (decrease) in loss reserves across all accident years.

For example, if assumed loss development pattern for insurance property business was three months shorter with no accompanying change in ELR assumption, loss reserves may decrease by approximately $42 million. Each of the impacts detailed in the tables is estimated individually, without consideration for any correlation among key assumptions or among lines of business. Therefore, it would be inappropriate to take each of the amounts and add them together in an attempt to estimate total volatility. Additionally, it is noted that in some instances, for example the projection of catastrophe estimates or credit and political risks estimates, development patterns are not appropriate as more bespoke techniques are used. While we believe the variations in the expected loss ratios and loss development patterns presented could be reasonably expected, our historical loss data regarding variability is generally limited and actual variations may be greater or less than these amounts.

It is also important to note that the variations are not meant to be a "best-case" or "worst-case" series of scenarios and, therefore, it is possible that future variations in loss reserves may be more or less than the amounts presented. While we believe that these are reasonably likely scenarios, we do not believe this sensitivity analysis should be considered an actual reserve range.

Reinsurance Recoverable on Unpaid Losses and Loss Expenses
In the normal course of business, we purchase facultative and treaty reinsurance protection to limit ultimate losses and to reduce loss aggregation risk. To the extent that reinsurers do not meet their obligations under the reinsurance agreements, we remain liable. Consequently, we are exposed to credit risk associated with reinsurance recoverable on unpaid losses and loss expenses ("reinsurance recoverables") to the extent that any of our reinsurers are unable or unwilling to pay claims.
Reinsurance recoverables for each of the reportable segments, segregated between case reserves and IBNR, by line of business are shown below:

	2023			2022
At December 31,	Case reserves	IBNR	Total	Case reserves	IBNR	Total

Insurance segment:
Property	$194,760	$207,462	$402,222	$221,616	$177,210	$398,826
Accident and health	1,411	1,595	3,006	820	5,698	6,518
Marine and aviation	153,065	125,149	278,215	195,845	83,131	278,976
Cyber	115,969	314,658	430,627	92,219	301,217	393,436
Professional lines	392,104	1,050,442	1,442,546	403,078	1,071,461	1,474,539
Credit and political risk (1)	(21,575)	56,767	35,191	(18,990)	53,382	34,391
Liability	315,641	1,569,591	1,885,232	258,072	1,288,447	1,546,520
Total Insurance	1,151,375	3,325,664	4,477,039	1,152,660	2,980,546	4,133,206

Reinsurance segment:
Accident and health	8,556	40,758	49,314	7,303	31,344	38,647
Agriculture	5,917	2,425	8,343	8,600	1,418	10,018
Marine and aviation	19,432	13,754	33,185	27,209	30,484	57,692
Professional lines	89,621	280,724	370,345	81,413	222,436	303,849
Credit and surety	44,027	59,147	103,174	27,097	52,212	79,309
Motor	164,488	150,855	315,344	131,630	126,853	258,483
Liability	162,216	527,925	690,141	136,016	391,496	527,513
Run-off lines
Catastrophe	172,703	90,557	263,260	245,250	163,925	409,175
Property	12,788	(31)	12,757	12,942	72	13,014
Engineering	111	71	181	131	135	266
Total run-off lines	185,602	90,597	276,198	258,323	164,132	422,455

Total Reinsurance	679,859	1,166,185	1,846,044	677,591	1,020,375	1,697,966

Total	$1,831,234	$4,491,849	$6,323,083	$1,830,251	$4,000,921	$5,831,172

(1)    During 2023 and 2022, significant gross claims associated with certain credit and political risk contracts were paid in advance of recoveries being received from the corresponding security which resulted in negative case reserves of $(60) million (2022: $(55) million) and related negative reinsurance recoverables related to case reserves of $(29) million (2022: $(15) million). Refer to 'Critical Accounting Estimates – Reserve for Losses and Loss Expenses – Reserving for Credit and Political Risk Business' for further details.

At December 31, 2023, reinsurance recoverables as a percentage of loss reserves was 38% (2022: 38%). At December 31, 2023, reinsurance recoverables that were collectible from reinsurers rated A- or better by A.M Best were 83.1% (2022: 81.8%). Refer to Item 8, Note 12 to the Consolidated Financial Statements 'Commitments and Contingencies' for an analysis of the credit risk associated with reinsurance recoverables at December 31, 2023.
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
At December 31, 2023, the allowance for expected credit losses was $37 million (2022: $31 million). We have not written off any significant reinsurance recoverable balances in the last three years.
At December 31, 2023, the use of different assumptions could have a material effect on the allowance for expected credit losses. To the extent the creditworthiness of our reinsurers deteriorates due to an adverse event affecting the reinsurance industry, such as a large number of catastrophes, uncollectible amounts could be significantly greater than the allowance for expected credit losses. Given the various considerations used to estimate the allowance for expected credit losses, we cannot precisely quantify the effect a specific industry event may have on the allowance for expected credit losses.

Gross Premiums Written
Revenues primarily relate to premiums generated by our underwriting operations. The basis for recognizing gross premiums written varies by policy or contract type. Refer to Item 8, Note 2 to the Consolidated Financial Statements 'Basis of Presentation and Significant Accounting Policies' for further details.
Insurance Segment
For the majority of our insurance business, a fixed premium that is identified in the policy is recorded at the inception of the policy. This premium is adjusted if underlying insured values change. We actively monitor underlying insured values, and any adjustments to premiums are recognized in the period in which they are determined. Gross premiums written on a fixed premium basis accounted for 84% and 85% of the segment’s gross premiums written for the years ended December 31, 2023 and 2022, respectively. Some of this business is written through MGAs, third parties granted authority to bind risks on our behalf in accordance with our underwriting guidelines. For this business, premiums are recorded based on monthly statements received from MGAs or best estimates based on historical experience.
The remainder of our insurance business is written on a line slip or proportional basis, where we assume an agreed proportion of the premiums and losses of a particular risk or group of risks along with other unrelated insurers. As premiums for this business are not identified in the policy, premiums are recognized at the inception of the policy based on estimates provided by clients through brokers (refer to 'Reinsurance Segment' below for further details). We review these premium estimates on a quarterly basis and any adjustments to premium estimates are recognized in the period in which they are determined. Gross premiums written on a line slip or proportional basis accounted for 16% and 15% of the segment’s gross premiums written for the years ended December 31, 2023 and 2022, respectively.
For the credit and political risk line of business, we write certain policies on a multi-year basis. Premiums in respect of these policies are recorded at the inception of the policy based on management’s best estimate of premiums to be received, including assumptions relating to prepayments/refinancing. At December 31, 2023, the average duration of unearned premiums for credit and political risk line of business was 5.7 years (2022: 5.4 years).

Reinsurance Segment
The reinsurance segment provides cover to cedants (i.e., insurance companies) on an excess of loss or on a proportional basis. In most cases, cedants seek protection from us for business that they have not yet written at the time they enter into agreements with us. Therefore, cedants must estimate their underlying premiums when purchasing reinsurance cover from us.
Excess of loss reinsurance contracts with cedants typically include minimum or deposit premium provisions. For excess of loss reinsurance contracts, minimum or deposit premiums are generally considered to be the best estimate of premiums at the inception of the contract. The minimum or deposit premium is normally adjusted at the end of the contract period to reflect changes in the underlying risks in force during the contract period. Any adjustments to minimum or deposit premiums are recognized in the period in which they are determined. Gross premiums written for excess of loss reinsurance contracts accounted for 39% and 43% of the reinsurance segment’s gross premiums written for the years ended December 31, 2023 and 2022, respectively.
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
As a result of this review process, any adjustments to premium estimates are recognized in the period in which they are determined. Changes in premium estimates could be material to gross premiums written in the period. Changes in premium estimates could be also material to net premiums earned in the period in which they are determined, as any adjustment may be substantially or fully earned. Gross premiums written for proportional reinsurance contracts, including adjustments to premium estimates established in prior years, accounted for 61% and 57% of the reinsurance segment’s gross premiums written for the years ended December 31, 2023 and 2022, respectively.

Gross premiums written for proportional reinsurance contracts incepting during the year were as follows:

Year ended December 31,	2023	2022	2021

Liability	$356,022	$376,462	$383,232
Accident and health	298,577	307,082	302,520
Professional lines	280,381	236,454	205,305
Credit and surety	169,297	133,853	93,638
Motor	68,136	135,954	187,569
Agriculture	99,806	112,452	72,897
Marine and aviation	19,839	22,081	23,912
Run-off lines
Catastrophe	1,343	3,463	12,733
Property	3,000	60,204	117,397
Engineering	—	—	—
Total run-off lines	4,343	63,667	130,130

Total estimated premiums	$1,296,401	$1,388,005	$1,399,203

Gross premiums written (reinsurance segment)	$2,215,761	$2,629,014	$2,822,752
As a % of total gross premiums written	59%	53%	50%

Historical experience has shown that cumulative adjustments to initial premium estimates for proportional reinsurance contracts have ranged from 0% to 8% over the last 5 years.
We believe that a reasonably likely change to 2023 initial premium estimates for proportional reinsurance contracts would be 4% in either direction. A change in initial premium estimates of this magnitude would result in a change in gross premiums written of approximately $52 million. A change in initial premium estimates of this magnitude would not have a material impact on pre-tax net income, after considering current losses and loss expenses ratios together with acquisition cost ratios.
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
Fixed Maturities and Equity Securities
At December 31, 2023, the fair values of 94% (2022: 93%) of total fixed maturities and equity securities were based on prices provided by globally recognized independent pricing services where we have a current and detailed understanding of how their prices were derived. The remaining securities were priced by either non-binding broker quotes or internal valuation models.
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
At December 31, 2023 and 2022, we did not adjust any pricing provided by independent pricing services.
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
Other Investments
Multi-strategy Funds, Direct Lending Funds, Private Equity Funds and Real Estate Funds
The fair values of multi-strategy funds, direct lending funds, private equity funds and real estate funds are estimated using net asset values (NAVs) as advised by external fund managers or third-party administrators. At December 31, 2023, the estimated fair value of our investments in these funds was $836 million (2022: $856 million). Refer to Item 8, Note 6 to the Consolidated Financial Statements 'Fair Value Measurements' for further details.
CLO-Equity Securities
The fair values of CLO-Equities are estimated using a discounted cash flow model prepared by an external investment manager. At December 31, 2023, the estimated fair value of our indirect investment in CLO-Equities was $5 million (2022: $5 million). Refer to Item 8, Note 6 to the Consolidated Financial Statements 'Fair Value Measurements' for further details.

Other Privately Held Investments
Other privately held investments include common shares, preferred shares, investments in limited partnerships, convertible notes, convertible preferred share and a variable yield security.
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
At December 31, 2023, the estimated fair value of these investments was $87 million (2022: $136 million). Refer to Item 8, Note 6 to the Consolidated Financial Statements 'Fair Value Measurements' for further details.
Other privately held investments also includes investments in private company investment funds focusing on financial services technology companies with an emphasis on insurance technology companies ("private company investment funds").
The fair values of private company investment funds are estimated using NAVs as advised by external fund managers or third-party administrators. At December 31, 2023, the estimated fair value of our investments in these funds was $21 million (2022: $nil). Refer to Item 8, Note 6 to the Consolidated Financial Statements 'Fair Value Measurements' for further details.
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
At December 31, 2023, we recorded an allowance for expected credit losses of $11 million (2022: $12 million) and for the year ended December 31, 2023, we recorded impairment losses of $13 million (2022: $13 million) (refer to 'Net Investment Income and Net Investment Gains (Losses)' for further details). The allowance for expected credit loss is charged to net income (loss) and is included in net investment gains (losses) in the consolidated statements of operations.
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

RECENT ACCOUNTING PRONOUNCEMENTS

At December 31, 2023, there were no recently issued accounting pronouncements that we have not yet adopted that we expect could have a material impact on our results of operations, financial condition or liquidity.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the risk that our financial instruments, which include derivatives, may be negatively impacted by movements in financial market prices or rates such as interest rates, credit spreads, equity securities' prices, and foreign currency exchange rates (refer to Item 1 'Risk and Capital Management' for further details).
We own a substantial amount of assets whose fair values are subject to market risks.
At December 31, 2023, 95% (2022: 94%) of fixed maturities are classified as available for sale, therefore changes in fair values caused by changes in interest rates and foreign currency exchange rates have an immediate impact on other comprehensive income (loss), total shareholders’ equity and book value per common share but do not have an immediate impact on net income (loss). Changes in these market risks impact net income (loss) when, and if, securities are sold, or an impairment charge or an allowance for expected credit losses is recorded.
Equity securities are reported at fair value, with changes in fair values recognized in net income (loss).
At December 31, 2023 and 2022, we also invested in alternative investments including multi-strategy funds, direct lending funds, private equity funds, real estate funds, CLO-Equities and other privately held investments. These investments are also exposed to market risks, with the changes in fair values immediately reported in net income (loss).
Sensitivity Analysis
The following is a sensitivity analysis of our primary market risk exposures at December 31, 2023 and 2022.
Our policies to address these risks in 2023 were not materially different from 2022. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based on what is known or expected to be in effect in future reporting periods.
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

The following table presents the estimated pre-tax impact on the fair value of fixed maturities classified as available for sale due to an instantaneous increase in the U.S. yield curve of 100 basis points and an additional 100 basis point credit spread widening for corporate debt, non-agency commercial MBS and residential MBS, ABS and municipal bond securities:

	Fair value	Potential adverse change in fair value
		Increase in interest rate by 100 basis points	Widening of credit spreads by 100 basis points	Total

At December 31, 2023
U.S. government and agency	$3,007,528	$(81,945)	$—	$(81,945)
Non-U.S. government	723,959	(22,534)	—	(22,534)
Agency RMBS	1,634,661	(84,719)	—	(84,719)

Securities exposed to credit spreads:
Corporate debt	4,474,172	(151,894)	(158,759)	(310,653)
CMBS	839,696	(18,120)	(21,917)	(40,037)
Non-agency RMBS	153,396	(6,158)	(5,849)	(12,007)
ABS	1,242,971	(10,436)	(36,132)	(46,568)
Municipals	158,359	(6,234)	(6,336)	(12,570)
	$12,234,742	$(382,040)	$(228,993)	$(611,033)

At December 31, 2022
U.S. government and agency	$2,639,330	$(78,870)	$—	$(78,870)
Non-U.S. government	562,029	(15,428)	—	(15,428)
Agency RMBS	1,202,785	(68,760)	—	(68,760)

Securities exposed to credit spreads:
Corporate debt	4,255,556	(149,860)	(160,439)	(310,299)
CMBS	947,778	(23,016)	(29,792)	(52,808)
Non-agency RMBS	133,534	(6,086)	(5,779)	(11,865)
ABS	1,429,527	(9,673)	(47,191)	(56,864)
Municipals	156,355	(6,814)	(7,197)	(14,011)
	$11,326,894	$(358,507)	$(250,398)	$(608,905)

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
Equity Price Risk
Our portfolio of equity securities, excluding the bond mutual funds, has exposure to equity price risk. This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices. The global equity portfolio is managed to a benchmark composite index, which consists of a blend of the S&P 500 and MSCI World indices. Changes in the underlying indices have a corresponding impact on the overall portfolio. At December 31, 2023, the fair value of equity securities was

$295 million (2022: $277 million). At December 31, 2023, the impact of a 20% decline in the overall market prices of our equity exposures would be $59 million (2022: $55 million), on a pre-tax basis.
Our investment in multi-strategy funds has significant exposure to equity strategies with net long positions. At December 31, 2023, the fair value of multi-strategy funds was $25 million (2022: $33 million). At December 31, 2023, the impact of an instantaneous 15% decline in the fair value of our investment in multi-strategy funds would be $4 million (2022: $5 million), on a pre-tax basis.
Foreign Currency Risk
The following table presents a sensitivity analysis of total net foreign currency exposures:

	AUD	CAD	EUR	GBP	JPY	Other	Total

At December 31, 2023
Net managed assets (liabilities), excluding derivatives	$38,348	$430,256	$(452,726)	$(145,992)	$(43,047)	$56,012	$(117,149)
Foreign currency derivatives, net	(23,240)	(403,952)	401,195	127,122	24,317	(114,294)	11,148
Net managed foreign currency exposure	15,108	26,304	(51,531)	(18,870)	(18,730)	(58,282)	(106,001)
Other net foreign currency exposure	—	175	(555)	(59)	—	—	(439)
Total net foreign currency exposure	$15,108	$26,479	$(52,086)	$(18,929)	$(18,730)	$(58,282)	$(106,440)
Net foreign currency exposure as a percentage of total shareholders’ equity	0.3%	0.5%	(1.0%)	(0.4%)	(0.4%)	(1.1%)	(2.0%)
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$1,511	$2,648	$(5,209)	$(1,893)	$(1,873)	$(5,828)	$(10,644)

At December 31, 2022
Net managed assets (liabilities), excluding derivatives	$11,331	$302,679	$(538,845)	$(411,773)	$(36,346)	$48,959	$(623,995)
Foreign currency derivatives, net	7,160	(312,269)	505,623	271,022	32,097	(74,438)	429,195
Net managed foreign currency exposure	18,491	(9,590)	(33,222)	(140,751)	(4,249)	(25,479)	(194,800)
Other net foreign currency exposure	—	102	(1,199)	(924)	—	995	(1,026)
Total net foreign currency exposure	$18,491	$(9,488)	$(34,421)	$(141,675)	$(4,249)	$(24,484)	$(195,826)
Net foreign currency exposure as a percentage of total shareholders’ equity	0.4%	(0.2%)	(0.7%)	(3.1%)	(0.1%)	(0.5%)	(4.2%)
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$1,849	$(949)	$(3,442)	$(14,168)	$(425)	$(2,448)	$(19,583)

(1)Assumes 10% appreciation in underlying currencies relative to the U.S. dollar.
Net Managed Foreign Currency Exposure
Our net managed foreign currency exposure is subject to internal risk tolerance standards. For significant foreign currency exposures, defined as those where net asset/liability position exceeds the greater of 1% of total shareholders' equity or $50 million, the value of assets denominated in those currencies should fall within a range of 90 - 110% of liabilities denominated in the same currency. In addition, aggregate foreign currency exposure is subject to the same tolerance range. We may use derivative instruments to maintain net managed foreign currency exposures within our risk tolerance levels.
Other Net Foreign Currency Exposure
In 2023, other net foreign currency exposure primarily consisted of residual foreign currency exposure from externally managed portfolios where the external manager hedges the foreign currency exposure.
During 2022, our emerging market debt securities portfolio which was included in other net foreign currency exposure, was liquidated.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of AXIS Capital Holdings Limited

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AXIS Capital Holdings Limited and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 27, 2024

We have served as the Company's auditor since 2001.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2023 AND 2022

	2023	2022
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2023: $12,634,254; 2022: $12,176,473 Allowance for expected credit losses 2023: $10,759; 2022: $11,733)	$12,234,742	$11,326,894
Fixed maturities, held to maturity, at amortized cost (Fair value 2023: $675,851; 2022: $674,743 Allowance for expected credit losses 2023: $nil; 2022: $nil)	686,296	698,351
Equity securities, at fair value (Cost 2023: $543,833; 2022: $494,356)	588,511	485,253
Mortgage loans, held for investment, at fair value (Allowance for expected credit losses 2023: $6,220; 2022: $nil)	610,148	627,437
Other investments, at fair value	949,413	996,751
Equity method investments	174,634	148,288
Short-term investments, at fair value	17,216	70,310
Total investments	15,260,960	14,353,284
Cash and cash equivalents	953,476	751,415
Restricted cash and cash equivalents	430,509	423,238
Accrued interest receivable	106,055	94,418
Insurance and reinsurance premium balances receivable (Allowance for expected credit losses 2023: $11,997; 2022: $9,521)	3,067,554	2,733,464
Reinsurance recoverable on unpaid losses and loss expenses (Allowance for expected credit losses 2023: $36,611; 2022: $30,715)	6,323,083	5,831,172
Reinsurance recoverable on paid losses and loss expenses	575,847	539,676
Deferred acquisition costs	450,950	473,569
Prepaid reinsurance premiums	1,916,087	1,550,370
Receivable for investments sold	8,767	16,052
Goodwill	100,801	100,801
Intangible assets	186,883	197,800
Operating lease right-of-use assets	108,093	92,214
Loan advances made	305,222	87,160
Other assets	456,385	438,338
Total assets	$30,250,672	$27,682,971
Liabilities
Reserve for losses and loss expenses	$16,434,018	$15,168,863
Unearned premiums	4,747,602	4,361,447
Insurance and reinsurance balances payable	1,792,719	1,609,924
Debt	1,313,714	1,312,314
Federal Home Loan Bank advances	85,790	81,388
Payable for investments purchased	26,093	19,693
Operating lease liabilities	123,101	102,577
Other liabilities	464,439	386,855
Total liabilities	24,987,476	23,043,061
Commitments and Contingencies
Shareholders' equity
Preferred shares	550,000	550,000
Common shares (shares issued 2023: 176,580; 2022: 176,580 shares outstanding 2023: 85,286; 2022: 84,668)	2,206	2,206
Additional paid-in capital	2,383,030	2,366,253
Accumulated other comprehensive income (loss)	(365,836)	(760,300)
Retained earnings	6,440,528	6,247,022
Treasury shares, at cost (2023: 91,294; 2022: 91,912)	(3,746,732)	(3,765,271)
Total shareholders’ equity	5,263,196	4,639,910
Total liabilities and shareholders’ equity	$30,250,672	$27,682,971
 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021

	2023	2022	2021
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$5,083,781	$5,160,326	$4,709,850
Net investment income	611,742	418,829	454,301
Other insurance related income	22,495	13,073	23,295
Net investment gains (losses):
(Increase) decrease in allowance for expected credit losses	(5,246)	(11,421)	11
Impairment losses	(12,757)	(12,568)	(22)
Other realized and unrealized investment gains (losses)	(56,627)	(432,800)	134,290
Total net investment gains (losses)	(74,630)	(456,789)	134,279
Total revenues	5,643,388	5,135,439	5,321,725

Expenses
Net losses and loss expenses	3,393,102	3,242,410	3,008,783
Acquisition costs	1,000,945	1,022,017	921,834
General and administrative expenses	684,446	680,343	663,304
Foreign exchange losses (gains)	58,115	(157,945)	315
Interest expense and financing costs	68,421	63,146	62,302
Reorganization expenses	28,997	31,426	—
Amortization of value of business acquired	—	—	3,854
Amortization of intangible assets	10,917	10,917	12,424
Total expenses	5,244,943	4,892,314	4,672,816

Income before income taxes and interest in income of equity method investments	398,445	243,125	648,909
Income tax expense	(26,316)	(22,037)	(62,384)
Interest in income of equity method investments	4,163	1,995	32,084
Net income	376,292	223,083	618,609
Preferred share dividends	30,250	30,250	30,250
Net income available to common shareholders	$346,042	$192,833	$588,359

Per share data
Earnings per common share:
Earnings per common share	$4.06	$2.27	$6.95
Earnings per diluted common share	$4.02	$2.25	$6.90
Weighted average common shares outstanding	85,142	84,864	84,707
Weighted average diluted common shares outstanding	86,012	85,669	85,291

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021

	2023	2022	2021
	(in thousands)
Net income	$376,292	$223,083	$618,609

Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized gains (losses) arising during the year for which an allowance for expected credit losses has not been recognized	257,940	(1,043,625)	(271,447)
Unrealized gains (losses) arising during the year for which an allowance for expected credit losses has been recognized	9,583	(67,150)	81
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	128,513	304,925	(87,114)
Unrealized gains (losses) arising during the year, net of reclassification adjustment	396,036	(805,850)	(358,480)
Foreign currency translation adjustment	(1,572)	(10,986)	621
Total other comprehensive income (loss), net of tax	394,464	(816,836)	(357,859)
Comprehensive income (loss)	$770,756	$(593,753)	$260,750

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021

	2023	2022	2021
	(in thousands)
Preferred shares
Balance at beginning and end of year	$550,000	$550,000	$550,000

Common shares (par value)
Balance at beginning and end of year	2,206	2,206	2,206

Additional paid-in capital
Balance at beginning of year	2,366,253	2,346,179	2,330,054
Treasury shares reissued	(40,430)	(31,175)	(24,655)
Share-based compensation expense	57,207	51,249	40,780
Balance at end of year	2,383,030	2,366,253	2,346,179

Accumulated other comprehensive income (loss)
Balance at beginning of year	(760,300)	56,536	414,395
Unrealized gains (losses) on available for sale investments, net of tax:
Balance at beginning of year	(743,695)	62,155	420,635
Unrealized gains (losses) arising during the year, net of reclassification adjustment	396,036	(805,850)	(358,480)
Balance at end of year	(347,659)	(743,695)	62,155
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of year	(16,605)	(5,619)	(6,240)
Foreign currency translation adjustment	(1,572)	(10,986)	621
Balance at end of year	(18,177)	(16,605)	(5,619)
Balance at end of year	(365,836)	(760,300)	56,536

Retained earnings
Balance at beginning of year	6,247,022	6,204,745	5,763,607
Net income	376,292	223,083	618,609
Preferred share dividends (1)	(30,250)	(30,250)	(30,250)
Common share dividends (1)	(152,536)	(150,556)	(147,221)
Balance at end of year	6,440,528	6,247,022	6,204,745

Treasury shares, at cost
Balance at beginning of year	(3,765,271)	(3,749,010)	(3,764,568)
Shares repurchased	(23,596)	(48,981)	(10,242)
Shares reissued	42,135	32,720	25,800
Balance at end of year	(3,746,732)	(3,765,271)	(3,749,010)

Total shareholders' equity	$5,263,196	$4,639,910	$5,410,656

(1) Refer to Note 15 'Shareholders' Equity' for details on dividends declared and paid related to the Company's common and preferred shares.
 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021

	2023	2022	2021
	(in thousands)
Cash flows from operating activities:
Net income	$376,292	$223,083	$618,609
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment (gains) losses	74,630	456,789	(134,279)
Net realized and unrealized gains on other investments	(19,682)	(55,757)	(180,329)
Amortization of fixed maturities	(20,167)	26,138	35,839
Interest in income of equity method investments	(4,163)	(1,995)	(32,084)
Amortization of value of business acquired	—	—	3,854
Other amortization and depreciation	75,552	68,288	66,977
Share-based compensation expense, net of cash payments	54,120	48,494	37,744
Changes in:
Accrued interest receivable	(11,777)	(30,432)	633
Reinsurance recoverable on unpaid losses and loss expenses	(493,831)	(825,608)	(527,362)
Reinsurance recoverable on paid losses and loss expenses	(60,860)	92,781	(210,660)
Deferred acquisition costs	21,499	(10,548)	(34,386)
Prepaid reinsurance premiums	(365,732)	(176,498)	(185,646)
Reserve for losses and loss expenses	1,272,999	544,459	737,342
Unearned premiums	388,747	287,082	409,858
Insurance and reinsurance balances, net	13,813	197,610	435,603
Other items	(45,881)	(45,848)	155,979
Net cash provided by operating activities	1,255,559	798,038	1,197,692

Cash flows from investing activities:
Purchases of:
Fixed maturities, available for sale	(6,348,753)	(7,476,440)	(12,133,755)
Fixed maturities, held to maturity	(37,499)	(255,610)	(196,775)
Equity securities	(89,502)	(94,324)	(137,247)
Mortgage loans	(24,867)	(117,023)	(145,832)
Other investments	(91,010)	(147,717)	(263,712)
Equity method investments	(22,183)	—	—
Short-term investments	(247,499)	(176,968)	(159,056)
Proceeds from the sale of:
Fixed maturities, available for sale	4,848,826	6,110,148	9,203,241
Equity securities	55,651	138,542	24,862
Other investments	158,348	156,719	324,810
Short-term investments	227,318	116,752	177,672
Proceeds from redemption of fixed maturities, available for sale	934,017	1,018,922	1,817,482
Proceeds from redemption of fixed maturities, held to maturity	49,609	3,541	155,809
Proceeds from redemption of short-term investments	76,545	20,124	111,417
Proceeds from the repayment of mortgage loans	36,375	84,365	145,621
Proceeds from the (purchase) sale of other assets, net	(31,144)	(36,829)	(38,732)
Loan advances made	(349,842)	(105,822)	(82,870)
Net cash used in investing activities	(855,610)	(761,620)	(1,197,065)

Cash flows from financing activities:
Repurchase of common shares - open market	—	(34,987)	—
Taxes paid on withholding shares	(23,596)	(13,994)	(10,242)
Dividends paid - common shares	(153,775)	(149,341)	(145,603)
Dividends paid - preferred shares	(30,250)	(30,250)	(30,250)
Federal Home Loan Bank advances, net	5,250	78,950	—
Net cash used in financing activities	(202,371)	(149,622)	(186,095)

Effect of exchange rate changes on foreign currency cash, cash equivalents and restricted cash	11,754	(29,833)	(74)
Increase (decrease) in cash, cash equivalents and restricted cash	209,332	(143,037)	(185,542)
Cash, cash equivalents and restricted cash - beginning of year	1,174,653	1,317,690	1,503,232
Cash, cash equivalents and restricted cash - end of year	$1,383,985	$1,174,653	$1,317,690

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021

Supplemental disclosures of cash flow information:	2023	2022	2021
Income taxes paid	$77,479	$33,418	$45,083
Interest paid	$63,596	$59,886	$59,400

Supplemental disclosures of cash flow information:
In 2023, $72 million related to a loan advanced to Monarch Point Re (ISA 2023) Ltd. ("Monarch Point Re") was repaid and was treated as a non-cash activity in the consolidated statement of cash flows. In addition, $66 million related to reinsurance balances payables due to Monarch Point Re under the retrocession agreement and $4 million related to ceded losses and loss expenses due from Monarch Point Re under the retrocession agreement were settled and both were treated as a non-cash activity in the consolidated statement of cash flows. Further, $12 million related to interest on the loan advanced to Monarch Point Re was received in advance and was treated as a non-cash activity in the consolidated statement of cash flows (refer to Note 18 'Related Party Transactions').
In 2023, $110 million related to a loan advanced to a third party reinsurer was repaid and was treated as a non-cash activity in the consolidated statement of cash flows. In addition, $107 million related to reinsurance balances payables due to the third party reinsurer under the retrocession agreement and $21 million related to ceded losses and loss expenses due from party reinsurer under the retrocession agreement were settled and both were treated as a non-cash activity in the consolidated statement of cash flows. Further, $4 million related to interest on the loan advanced to a third party reinsurer was received in advance and was treated as a non-cash activity in the consolidated statement of cash flows (refer to Note 10 'Debt').
In 2022, the Company borrowed $81 million under the FHLB program, of which $2 million was settled by way of a transfer of member stock (refer to Note 11 'Federal Home Loan Advances').
In 2022, $90 million related to a loan advanced to a third party reinsurer was repaid and was treated as a non-cash activity in the consolidated statement of cash flows. In addition, $88 million related to reinsurance balances payables due to the third party reinsurer under the retrocession agreement and $9 million related to ceded losses and loss expenses due from party reinsurer under the retrocession agreement were settled and both were treated as a non-cash activity in the consolidated statement of cash flows. Further, $1 million related to interest on the loan advanced to a third party reinsurer was received in advance and was treated as a non-cash activity in the consolidated statement of cash flows (refer to Note 10 'Debt').
In 2021, the transfer of securities with a fair value of $405 million from fixed maturities, available for sale to fixed maturities, held to maturity was treated as a non-cash activity in the consolidated statement of cash flows (refer to Note 5 'Investments').
In 2021, $71 million related to a loan advanced to a third party reinsurer was repaid and was treated as a non-cash activity in the consolidated statement of cash flows. In addition, $74 million related to reinsurance balances payables due to the third party reinsurer under the retrocession agreement and $3 million related to ceded losses and loss expenses due from party reinsurer under the retrocession agreement were settled and both were treated as a non-cash activity in the consolidated statement of cash flows.

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022, AND 2021

1.    ORGANIZATION

AXIS Capital Holdings Limited ("AXIS Capital" and together with its wholly-owned subsidiaries the "Company"), was incorporated on December 9, 2002, under the laws of Bermuda. The Company is a global specialty underwriter and provider of insurance and reinsurance solutions. The Company's principal operating subsidiaries, located in Bermuda, the United States ("U.S."), Europe, Singapore and Canada, are described below:

•AXIS Specialty Limited ("AXIS Specialty Bermuda"), a Bermuda domiciled company, is licensed to provide specialty lines insurance and treaty reinsurance products on a worldwide basis. In addition, AXIS Specialty Bermuda conducts insurance and reinsurance business through its branch in Singapore, AXIS Specialty Limited (Singapore Branch). AXIS Specialty Bermuda ceased writing new business through its branch in Singapore branch, effective 1 January 2024, and will close this branch, subject to meeting all regulatory and legal requirements.

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

The U.K.'s withdrew from the European Union on January 31, 2020 and is now considered a third-country. In 2018, AXIS Specialty Europe submitted an application to have its UK Branch fully regulated by the Prudential Regulation Authority ("PRA") and the U.K. Financial Conduct Authority ("FCA") as a third-country branch. This application was approved by the PRA and FCA on October 28, 2022. Therefore, the UK Branch of AXIS Specialty Europe SE is now fully regulated by the PRA and FCA.

•AXIS Re SE is a European public limited liability company, incorporated as a reinsurer under the laws of Ireland. AXIS Re SE is also a Societas Europaea (SE), or European society company registered in accordance with company law of the E.U. AXIS Re SE also conducts reinsurance business through its branch in Switzerland, AXIS Re SE, Dublin (Zurich Branch).

•The Company operates in the Lloyd's of London ("Lloyd's") market through its corporate members AXIS Corporate Capital UK Limited and AXIS Corporate Capital UK II Limited, which provide 70% and 30%, respectively, of AXIS Syndicate 1686's ("Syndicate 1686") capital support. AXIS Syndicate 1686 is managed by AXIS Managing Agency Ltd. ("AXIS Managing Agency").

•On October 2, 2017, AXIS Specialty UK Holdings Limited, a limited liability holding company, incorporated under the laws of England and Wales, acquired a 100% ownership interest in Novae Group plc ("Novae"). AXIS Corporate Capital UK II Limited was the sole corporate member of Novae Syndicate 2007 ("Syndicate 2007"). Effective January 1, 2018, AXIS Managing Agency commenced management and oversight of Syndicate 2007. Effective January 1, 2019, Syndicate 2007 ceased accepting new business and was placed into run-off. Effective January 1, 2021, the Reinsurance to Close of the 2018 year of account of Syndicate 2007 was completed.

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
DECEMBER 31, 2023, 2022, AND 2021

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
To facilitate comparison of information across periods, certain reclassifications have been made to prior year amounts to conform to the current year's presentation. At December 31, 2023, the Company presented loan advances made in 2022 separately in the consolidated balance sheets. These loan advances made were previously included in insurance and reinsurance balances payable in the consolidated balance sheets. This presentation was adopted to facilitate comparison to loan advances made in 2023 (refer to Note 10 'Debt' and Note 18 'Related Party Transactions'). This reclassification did not impact results of operations, financial condition or liquidity.

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
The Company's significant accounting policies are as follows:
a)    Investments
Fixed Maturities, Available for Sale, at Fair Value and Fixed Maturities, Held to Maturity, at Amortized Cost
Fixed maturities classified as available for sale are reported at fair value (refer to Note 6 'Fair Value Measurements') and are presented net of an allowance for expected credit losses. The change in fair values of fixed maturities, net of tax is recognized in accumulated other comprehensive income (loss) ("AOCI") in total shareholders’ equity.
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022, AND 2021

2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company recognizes investment income from fixed maturities based on the constant effective yield method, which includes an adjustment for estimated principal repayments, if applicable. The effective yield used to determine the amortization of fixed maturities subject to prepayment risk (e.g., asset-backed, mortgage-backed and other structured securities) is recalculated and adjusted periodically based on historical and/or projected future cash flows. Adjustments to the yield for highly rated prepayable fixed maturities are accounted for using the retrospective method. Adjustments to the yield for other prepayable fixed maturities are accounted for using the prospective method.
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
DECEMBER 31, 2023, 2022, AND 2021

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
DECEMBER 31, 2023, 2022, AND 2021

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
b)    Cash and Cash Equivalents
Cash equivalents include money-market funds, fixed interest deposits and reverse repurchase agreements with a maturity of under 90 days when purchased. Cash and cash equivalents are recorded at amortized cost, which approximates fair value due to the short-term, liquid nature of these securities. Restricted cash primarily relates to funds held in trust to support obligations in regulatory jurisdictions where the Company operates as a non-admitted carrier and to support underwriting activities at Lloyd's.
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
Insurance and reinsurance premiums are earned evenly over the period during which the Company is exposed to the underlying risk, which is generally one to two years with the exception of multi-year contracts. Unearned premiums represent the portion of premiums which relate to the unexpired term under contracts in force.
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
DECEMBER 31, 2023, 2022, AND 2021

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
e)    Reinsurance
In the normal course of business, the Company purchases facultative and treaty reinsurance protection to limit its ultimate losses and to reduce its loss aggregation risk. The premiums paid to reinsurers (i.e., ceded premiums written) are recognized over the coverage period. Prepaid reinsurance premiums represent the portion of premiums ceded which relate to the unexpired term of the contracts in force. Reinstatement premiums are recognized and earned at the time a loss event occurs and losses are recorded, where the coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms.
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
DECEMBER 31, 2023, 2022, AND 2021

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
Monetary assets and liabilities denominated in foreign currency are remeasured to functional currency at the rates of exchange in effect at the balance sheet date with the resulting foreign exchange losses (gains) generally being recognized in the consolidated statements of operations. Foreign exchange losses (gains) related to available for sale securities denominated in foreign currency represent an unrealized appreciation (depreciation) in the market value of the securities and are included in AOCI. Non-monetary assets and liabilities denominated in foreign currency are not subsequently remeasured.
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
DECEMBER 31, 2023, 2022, AND 2021

2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Performance Restricted Stock Units - Share-Settled
The fair value of share-settled performance awards which include a market condition is measured on the grant date using a Monte Carlo simulation model which requires inputs including share price, expected volatility, expected term, expected dividend yield and risk-free interest rates. The fair value of share-settled performance awards which include a performance condition is based on the market value of the Company's common shares measured at the grant date.
The fair value of share-settled performance awards is recognized on a straight-line basis over the requisite service period. The Company recognizes forfeitures when they occur.
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
The Company tests goodwill and indefinite-lived intangible assets for potential impairment during the fourth quarter each year and between annual tests if an event occurs or changes in circumstances indicate that the asset is impaired. Such events or circumstances may include an economic downturn in a geographic market or a change in the assessment of future operations.
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
For the purpose of evaluating indefinite-lived intangibles for impairment, the Company may first perform a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test. If the Company elects to perform a qualitative assessment, it first assesses qualitative factors to determine whether it is more likely than not that an indefinite lived intangible asset is impaired. If the Company determines that it is more likely than not that the indefinite lived intangible asset is impaired, the Company performs the quantitative impairment test.
For the purposes of evaluating goodwill and indefinite-lived intangible assets for impairment, the Company has an unconditional option to bypass the qualitative assessment in any period and proceed directly to performing the quantitative impairment test. The Company may resume performing the qualitative assessment in any subsequent period.
For other finite-lived intangible assets the Company tests for recoverability whenever events or changes in circumstances indicate its carrying amount may not be recoverable. The Company recognizes an impairment loss if the carrying amount of

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022, AND 2021

2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

the asset is not recoverable and exceeds its fair value. The carrying amount of a finite-lived intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.
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
m)    Recently Issued Accounting Standards Not Yet Adopted
Segment Reporting
In November 2023, the FASB issued Accounting Standards Update ("ASU" or "Update") ASU 2023-07 "Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures". The amendments in this Update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update:
1.    Require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”).
2.     Require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022, AND 2021

2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss.
3.    Require that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods.
4.     Clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s consolidated financial statements. In other words, in addition to the measure that is most consistent with the measurement principles under generally accepted accounting principles (GAAP), a public entity is not precluded from reporting additional measures of a segment’s profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources.
5.    Require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources.
6.    Require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this Update and all existing segment disclosures in Topic 280.
This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. Early adoption is permitted. As this guidance relates solely to financial statement disclosures, the adoption of ASU 2023-07, will not impact the Company's results of operations, financial condition, or liquidity.
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures". The amendments in this Update provide more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information as follows:
Rate Reconciliation
The amendments in this Update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate).
Income Taxes Paid
The amendments in this Update require that all entities disclose on an annual basis (1) the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes and (2) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) if equal to or greater than 5 percent of total income taxes paid (net of refunds received).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022, AND 2021

2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Other Disclosures
The amendments in this Update require that all entities disclose (1) income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and (2) income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign.

The amendments in this Update eliminate the requirement for all entities to (1) disclose the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months or (2) make a statement that an estimate of the range cannot be made.

The amendments in this Update remove the requirement to disclose the cumulative amount of each type of temporary difference when a deferred tax liability is not recognized because of the exceptions to comprehensive recognition of deferred taxes related to subsidiaries.

The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis. Retrospective application permitted.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022, AND 2021

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
Reinsurance
The Company's reinsurance segment provides treaty reinsurance to insurance companies on a worldwide basis. The product lines in this segment are liability, accident and health, professional lines, credit and surety, motor, agriculture, marine and aviation, and run-off lines which include catastrophe and property lines of business that the Company placed into run-off in 2022 and engineering lines of business that the Company placed into run-off in 2020.
The following tables present the underwriting results of the Company's reportable segments, as well as the carrying amounts of allocated goodwill and intangible assets:

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022, AND 2021

3.    SEGMENT INFORMATION (CONTINUED)

At and year ended December 31, 2023	Insurance	Reinsurance	Total

Gross premiums written	$6,140,764	$2,215,761	$8,356,525
Net premiums written	3,758,720	1,343,605	5,102,325
Net premiums earned	3,461,700	1,622,081	5,083,781
Other insurance related income (loss)	(198)	22,693	22,495
Net losses and loss expenses	(2,080,001)	(1,313,101)	(3,393,102)
Acquisition costs	(648,463)	(352,482)	(1,000,945)
Underwriting-related general and administrative expenses	(472,094)	(79,373)	(551,467)
Underwriting income (loss)	$260,944	$(100,182)	160,762

Net investment income			611,742
Net investment gains (losses)			(74,630)
Corporate expenses			(132,979)
Foreign exchange (losses) gains			(58,115)
Interest expense and financing costs			(68,421)
Reorganization expenses			(28,997)
Amortization of value of business acquired			—
Amortization of intangible assets			(10,917)
Income before income taxes and interest in income of equity method investments			398,445
Income tax expense			(26,316)
Interest in income of equity method investments			4,163
Net income			376,292
Preferred share dividends			30,250
Net income available to common shareholders			$346,042

Net losses and loss expenses ratio	60.1%	81.0%	66.7%
Acquisition cost ratio	18.7%	21.7%	19.7%
General and administrative expense ratio	13.7%	4.9%	13.5%
Combined ratio	92.5%	107.6%	99.9%

Goodwill and intangible assets	$287,684	$—	$287,684

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022, AND 2021

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022, AND 2021

3.    SEGMENT INFORMATION (CONTINUED)

At and year ended December 31, 2021	Insurance	Reinsurance	Total

Gross premiums written	$4,863,232	$2,822,752	$7,685,984
Net premiums written	2,894,885	2,031,739	4,926,624
Net premiums earned	2,651,339	2,058,511	4,709,850
Other insurance related income	1,662	21,633	23,295
Net losses and loss expenses	(1,514,998)	(1,493,785)	(3,008,783)
Acquisition costs	(484,344)	(437,490)	(921,834)
Underwriting-related general and administrative expenses	(429,282)	(107,552)	(536,834)
Underwriting income	$224,377	$41,317	265,694

Net investment income			454,301
Net investment gains			134,279
Corporate expenses			(126,470)
Foreign exchange (losses) gains			(315)
Interest expense and financing costs			(62,302)
Reorganization expenses			—
Amortization of value of business acquired			(3,854)
Amortization of intangible assets			(12,424)
Income before income taxes and interest in income of equity method investments			648,909
Income tax expense			(62,384)
Interest in income of equity method investments			32,084
Net income			618,609
Preferred share dividends			30,250
Net income available to common shareholders			$588,359

Net losses and loss expenses ratio	57.1%	72.6%	63.9%
Acquisition cost ratio	18.3%	21.3%	19.6%
General and administrative expense ratio	16.2%	5.1%	14.0%
Combined ratio	91.6%	99.0%	97.5%

Goodwill and intangible assets	$309,518	$—	$309,518

The following table presents gross premiums written by the geographical location of the Company's subsidiaries:

Years ended December 31,	2023	2022	2021

U.S.	$4,484,789	$4,342,707	$4,002,748
Ireland	1,837,177	1,931,815	1,667,496
Lloyd's of London	1,759,990	1,567,458	1,473,047
Bermuda	274,569	372,615	542,693
Gross premiums written	$8,356,525	$8,214,595	$7,685,984

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022, AND 2021

3.    SEGMENT INFORMATION (CONTINUED)
The following table presents net premiums earned by segment and line of business:

Years ended December 31,	2023	2022	2021

Insurance
Professional lines	$764,558	$817,924	$646,390
Property	878,849	755,986	711,297
Liability	496,381	459,775	354,787
Cyber	323,025	309,004	252,077
Marine and aviation	567,292	479,499	439,050
Accident and health	306,061	209,548	151,133
Credit and political risk	125,534	102,419	96,605
Total Insurance	3,461,700	3,134,155	2,651,339

Reinsurance
Liability	403,239	484,681	431,596
Accident and health	341,806	368,747	361,196
Professional lines	205,404	250,911	220,448
Credit and surety	236,408	192,926	158,549
Motor	155,942	205,774	247,099
Agriculture	121,628	122,289	82,743
Marine and aviation	65,658	78,504	58,775
Run-off lines
Catastrophe	33,963	156,232	238,775
Property	44,508	135,480	231,092
Engineering	13,525	30,627	28,238
Total run-off lines	91,996	322,339	498,105

Total Reinsurance	1,622,081	2,026,171	2,058,511

Total	$5,083,781	$5,160,326	$4,709,850

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

4.    GOODWILL AND INTANGIBLE ASSETS
The table below provides details of goodwill and intangible assets related to the Company's insurance segment:

	Goodwill	Intangible assets with an indefinite life	Intangible assets with a finite life	Total

December 31, 2021
Gross amount	$95,890	$120,784	$394,604	$611,278
Accumulated amortization	n/a	n/a	(291,901)	(291,901)
Accumulated translation adjustment	4,911	—	—	4,911
	100,801	120,784	102,703	324,288
Amortization	n/a	n/a	(14,770)	(14,770)
Impairment charges	—	—	—	—
At December 31, 2022
Gross amount	95,890	120,784	394,604	611,278
Accumulated amortization	n/a	n/a	(306,671)	(306,671)
Accumulated translation adjustment	4,911	—	—	4,911
	100,801	120,784	87,933	309,518
Amortization	n/a	n/a	(10,917)	(10,917)
Impairment charges	—	—	—	—
At December 31, 2023
Gross amount	95,890	120,784	394,604	611,278
Accumulated amortization	n/a	n/a	(317,588)	(317,588)
Accumulated translation adjustment	4,911	—	—	4,911
	100,801	120,784	77,016	298,601
Amortization	n/a	n/a	(10,917)	(10,917)
Impairment charges	—	—	—	—
	$100,801	$120,784	$66,099	$287,684

n/a – not applicable
Intangible Assets with an Indefinite Life
Intangible assets with an indefinite life include U.S. state licenses that provide a legal right to transact business indefinitely and the value of Lloyd's syndicate capacity, which represents the right to underwrite a certain allocated limit of premium in the Lloyd's market.
Impairment Review
The Company's impairment review of goodwill and indefinite lived intangibles did not result in the recognition of an impairment loss for the years ended December 31, 2023 and 2022 and 2021.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

4.    GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

The tables below provide details of the gross amount and accumulated amortization by category of value of business acquired ("VOBA") and intangible assets:

	VOBA and intangible assets
At December 31, 2023	Gross amount	Accumulated amortization	Total

U.S. state licenses	$26,036	n/a	$26,036
Syndicate capacity (2)	94,748	n/a	94,748
Customer relationships and customers lists - Ternian (1)	13,330	(11,661)	1,669
VOBA - Novae (2)	256,942	(256,942)	—
Coverholders (2)	63,565	(33,110)	30,455
Large brokers (2)	46,641	(19,435)	27,206
SME brokers (2)	14,126	(7,357)	6,769
	$515,388	$(328,505)	$186,883

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

4.    GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

The table below provides details of estimated amortization expense of intangible assets with a finite life:

Total

2024	$10,916
2025	9,919
2026	9,583
2027	9,583
2028	9,583
After 2028	16,515
Total remaining amortization expense	66,099
Indefinite lived intangible assets	120,784
Total intangible assets	$186,883

The estimated remaining average useful life of finite lived intangible assets is 7 years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

5.    INVESTMENTS
a)    Fixed Maturities, Available for Sale

The following table provides the amortized cost and fair values of the Company's fixed maturities classified as available for sale:

	Amortized cost	Allowance for expected credit losses	Gross unrealized gains	Gross unrealized losses	Fair value

At December 31, 2023
Available for sale
U.S. government and agency	$3,049,445	$—	$13,211	$(55,128)	$3,007,528
Non-U.S. government	729,761	(30)	13,089	(18,861)	723,959
Corporate debt	4,651,654	(10,438)	49,434	(216,478)	4,474,172
Agency RMBS(1)	1,706,204	—	11,495	(83,038)	1,634,661
CMBS(2)	897,553	—	551	(58,408)	839,696
Non-agency RMBS	165,910	(194)	713	(13,033)	153,396
ABS(3)	1,265,187	(50)	2,855	(25,021)	1,242,971
Municipals(4)	168,540	(47)	414	(10,548)	158,359
Total fixed maturities, available for sale	$12,634,254	$(10,759)	$91,762	$(480,515)	$12,234,742

At December 31, 2022
Available for sale
U.S. government and agency	$2,731,733	$—	$5,386	$(97,789)	$2,639,330
Non-U.S. government	612,546	—	2,395	(52,912)	562,029
Corporate debt	4,680,798	(11,521)	5,269	(418,990)	4,255,556
Agency RMBS(1)	1,297,423	—	4,663	(99,301)	1,202,785
CMBS(2)	1,029,863	—	60	(82,145)	947,778
Non-agency RMBS	151,907	(123)	275	(18,525)	133,534
ABS(3)	1,499,728	(35)	555	(70,721)	1,429,527
Municipals(4)	172,475	(54)	139	(16,205)	156,355
Total fixed maturities, available for sale	$12,176,473	$(11,733)	$18,742	$(856,588)	$11,326,894

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
DECEMBER 31, 2023, 2022 AND 2021

5.    INVESTMENTS (CONTINUED)
Contractual Maturities
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
The table below provides the contractual maturities of fixed maturities classified as available for sale:

	Amortized cost	Fair value	% of Total fair value

At December 31, 2023
Maturity
Due in one year or less	$474,557	$463,789	3.6%
Due after one year through five years	5,902,571	5,790,493	47.3%
Due after five years through ten years	2,064,619	1,954,449	16.0%
Due after ten years	157,653	155,287	1.3%
	8,599,400	8,364,018	68.2%
Agency RMBS	1,706,204	1,634,661	13.4%
CMBS	897,553	839,696	6.9%
Non-agency RMBS	165,910	153,396	1.3%
ABS	1,265,187	1,242,971	10.2%
Total	$12,634,254	$12,234,742	100.0%

At December 31, 2022
Maturity
Due in one year or less	$422,039	$409,972	3.7%
Due after one year through five years	5,349,123	5,078,273	44.8%
Due after five years through ten years	2,192,344	1,919,450	16.9%
Due after ten years	234,046	205,575	1.8%
	8,197,552	7,613,270	67.2%
Agency RMBS	1,297,423	1,202,785	10.6%
CMBS	1,029,863	947,778	8.4%
Non-agency RMBS	151,907	133,534	1.2%
ABS	1,499,728	1,429,527	12.6%
Total	$12,176,473	$11,326,894	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

5.    INVESTMENTS (CONTINUED)
Gross Unrealized Losses
The following table summarizes fixed maturities, available for sale in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

At December 31, 2023
Fixed maturities, available for sale
U.S. government and agency	$846,503	$(42,465)	$867,733	$(12,663)	$1,714,236	$(55,128)
Non-U.S. government	233,038	(18,178)	115,112	(683)	348,150	(18,861)
Corporate debt	2,623,304	(210,512)	240,813	(5,966)	2,864,117	(216,478)
Agency RMBS	778,656	(80,070)	218,606	(2,968)	997,262	(83,038)
CMBS	703,411	(54,856)	75,242	(3,552)	778,653	(58,408)
Non-agency RMBS	98,483	(13,013)	10,017	(20)	108,500	(13,033)
ABS	879,743	(24,747)	83,582	(274)	963,325	(25,021)
Municipals	129,969	(10,156)	6,238	(392)	136,207	(10,548)
Total fixed maturities, available for sale	$6,293,107	$(453,997)	$1,617,343	$(26,518)	$7,910,450	$(480,515)

At December 31, 2022
Fixed maturities, available for sale
U.S. government and agency	$467,032	$(41,365)	$1,414,181	$(56,424)	$1,881,213	$(97,789)
Non-U.S. government	207,637	(33,027)	298,048	(19,885)	505,685	(52,912)
Corporate debt	1,562,355	(268,289)	2,350,504	(150,701)	3,912,859	(418,990)
Agency RMBS	220,595	(40,469)	771,191	(58,832)	991,786	(99,301)
CMBS	343,494	(40,888)	599,877	(41,257)	943,371	(82,145)
Non-agency RMBS	75,137	(14,691)	53,484	(3,834)	128,621	(18,525)
ABS	685,990	(48,913)	686,190	(21,808)	1,372,180	(70,721)
Municipals	52,994	(10,120)	96,003	(6,085)	148,997	(16,205)
Total fixed maturities, available for sale	$3,615,234	$(497,762)	$6,269,478	$(358,826)	$9,884,712	$(856,588)

At December 31, 2023, 3,535 fixed maturities (2022: 4,525) were in an unrealized loss position of $481 million (2022: $857 million) of which $13 million (2022: $64 million) was related to securities below investment grade or not rated.

At December 31, 2023, 3,212 fixed maturities (2022: 1,842) had been in a continuous unrealized loss position for twelve months or greater and had a fair value of $6,293 million (2022: $3,615 million).

The unrealized losses of $481 million (2022: $857 million) were due to non-credit factors and were expected to be recovered as the related securities approach maturity.

At December 31, 2023, the Company did not intend to sell the securities in an unrealized loss position and it is more likely than not that the Company will not be required to sell these securities before the anticipated recovery of their amortized costs.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

5.    INVESTMENTS (CONTINUED)
b)    Fixed Maturities, Held to Maturity
The following table provides the amortized cost and fair values of the Company's fixed maturities classified as held to maturity:

	Amortized cost	Allowance for expected credit losses	Net carrying value	Gross unrealized gains	Gross unrealized losses	Fair value

At December 31, 2023
Held to maturity
Corporate debt	$95,200	$—	$95,200	$298	$(8,827)	$86,671
ABS(1)	591,096	—	591,096	5	(1,921)	589,180
Total fixed maturities, held to maturity	$686,296	$—	$686,296	$303	$(10,748)	$675,851

At December 31, 2022
Held to maturity
Corporate debt	$85,200	$—	$85,200	$—	$(11,428)	$73,772
ABS(1)	613,151	—	613,151	—	(12,180)	600,971
Total fixed maturities, held to maturity	$698,351	$—	$698,351	$—	$(23,608)	$674,743

(1)Asset-backed securities ("ABS") include debt tranched securities collateralized primarily by collateralized loan obligations ("CLOs").

At December 31, 2023, fixed maturities, held to maturity of $686 million (2022: $698 million) were presented net of an allowance for expected credit losses of $nil (2022: $nil).

The Company's ABS, held to maturity consist of CLO debt tranched securities. The Company uses a scenario-based approach to review its CLO debt portfolio and reviews subordination levels of these securities to determine their ability to absorb credit losses of the underlying collateral. If losses are forecast to be below the subordination level for a tranche held by the Company, the security is determined not to have a credit loss. At December 31, 2023 and 2022, the allowance for credit losses expected to be recognized over the life of the Company's ABS, held to maturity was $nil.

To estimate expected credit losses for corporate debt securities, held to maturity, the Company's projected cash flows are primarily driven by assumptions regarding the severity of loss, which is a function of the probability of default and projected recovery rates. The Company's default and recovery rates are based on credit ratings, credit analysis and macroeconomic forecasts. At December 31, 2023 and 2022, the allowance for credit losses expected to be recognized over the life of the Company's corporate debt, held to maturity was $nil.
Contractual Maturities
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. ABS classified as held to maturity with a net carrying value of $591 million (2022: $613 million) do not have a single maturity date and cannot be allocated over several maturity groupings.

Corporate debt classified as held to maturity with a net carrying value of $95 million (2022: $81 million) is due between 3 years and 10 years and corporate debt classified as held to maturity with a net carrying value of $nil (2022: $4 million) is due after ten years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

5.    INVESTMENTS (CONTINUED)
c)    Equity Securities

The following table provides the cost and fair values of the Company's equity securities:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value

At December 31, 2023
Equity securities
Common stocks	$2,843	$101	$(398)	$2,546
Preferred stocks	5,496	218	(113)	5,601
Exchange-traded funds	182,989	105,858	(1,572)	287,275
Bond mutual funds	352,505	4,119	(63,535)	293,089
Total equity securities	$543,833	$110,296	$(65,618)	$588,511

At December 31, 2022
Equity securities
Common stocks	$7,279	$636	$(442)	$7,473
Preferred stocks	115	—	(43)	72
Exchange-traded funds	207,505	68,058	(5,757)	269,806
Bond mutual funds	279,457	—	(71,555)	207,902
Total equity securities	$494,356	$68,694	$(77,797)	$485,253

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

5.    INVESTMENTS (CONTINUED)
d)    Mortgage Loans

The following table provides details of the Company's mortgage loans, held for investment:

	December 31, 2023		December 31, 2022
	Carrying value	% of Total	Carrying value	% of Total

Mortgage loans held for investment:
Commercial	$616,368	101%	$627,437	100%
Allowance for expected credit losses	(6,220)	(1%)	—	—%
Total mortgage loans held for investment	$610,148	100%	$627,437	100%

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

The Company has a high quality mortgage loan portfolio with a weighted average debt service coverage ratio of 1.9x (2022: 2.3x) and a weighted average loan-to-value ratio of 71% (2022: 60%). At December 31, 2023 and 2022, there were no past due amounts associated with the commercial mortgage loans held by the Company.

On a quarterly basis, collateral dependent mortgage loans (e.g., when the borrower is experiencing financial difficulty, including when foreclosure is reasonably possible or probable) are evaluated individually for credit losses. The allowance for expected credit losses for a collateral dependent loan is established as the excess of amortized cost over the estimated fair value of the loan's underlying collateral, less selling cost when foreclosure is probable. Accordingly, the change in the estimated fair value of collateral dependent loans, which are evaluated individually for credit losses, is recognized as a change in the allowance for expected credit losses which is recorded in net investment gains (losses).

At December 31, 2023, there are two collateral dependent loans with estimated loan-to-value ratios in excess of 100%, resulting in an allowance for expected credit loss of $6 million (2022: $nil).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

5.    INVESTMENTS (CONTINUED)
e)    Other Investments
The following table provides a summary of the Company's other investments, together with additional information relating to the liquidity of each category:

	Fair value		Redemption frequency (if currently eligible)	Redemption notice period

At December 31, 2023
Multi-strategy funds	$24,619	3%	Quarterly	60-90 days
Direct lending funds	192,270	20%	Quarterly(1)	90 days
Private equity funds	301,712	32%	n/a	n/a
Real estate funds	317,325	33%	Quarterly(2), Annually(3)	45-90 days
CLO-Equities	5,300	1%	n/a	n/a
Other privately held investments	108,187	11%	n/a	n/a
Total other investments	$949,413	100%

At December 31, 2022
Multi-strategy funds	$32,616	3%	Quarterly	60-90 days
Direct lending funds	258,626	26%	Quarterly(1)	90 days
Private equity funds	265,836	27%	n/a	n/a
Real estate funds	298,499	30%	Quarterly(2), Annually(3)	45-90 days
CLO-Equities	5,016	—%	n/a	n/a
Other privately held investments	136,158	14%	n/a	n/a
Total other investments	$996,751	100%

n/a – not applicable
(1)Applies to one fund with a fair value of $17 million (2022: $39 million).
(2)Applies to one fund with a fair value of $66 million (2022: $73 million).
(3)Applies to one fund with a fair value of $25 million (2022: $27 million).

The investment strategies for the above funds are as follows:

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

5.    INVESTMENTS (CONTINUED)
Two common redemption restrictions which may impact the Company's ability to redeem multi-strategy funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund’s net assets which may otherwise hinder the general partner or investment manager’s ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During 2023 and 2022, neither of these restrictions impacted the Company's redemption requests. At December 31, 2023, there were no multi-strategy fund holdings (2022: nil) where the Company is still within the lockup period.
At December 31, 2023, the Company had $28 million (2022: $26 million) of unfunded commitments as a limited partner in multi-strategy funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until after the completion of the funds' investment term. These funds have investment terms ranging from two years to the dissolution of the underlying fund.
At December 31, 2023, the Company had $192 million (2022: $183 million) of unfunded commitments as a limited partner in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from four to ten years and the General Partners of certain funds have the option to extend the term by up to three years.
At December 31, 2023, the Company had $145 million (2022: $158 million) of unfunded commitments as a limited partner in private equity funds. The life of the funds is subject to the dissolution of the underlying funds. The Company expects the overall holding period to be over six years.

At December 31, 2023, the Company had $107 million (2022: $141 million) of unfunded commitments as a limited partner in real estate funds. These funds include an open-ended fund and funds with investment terms ranging from two years to the dissolution of the underlying fund.

At December 31, 2023, the Company had $30 million (2022: $16 million) of unfunded commitments as a limited partner in three private company investment funds focusing on financial services technology companies with an emphasis on insurance technology companies ("private company investment funds"). Two of these funds have investment terms of 5 years and one fund has an investment term of 10 years.

f)    Equity Method Investments

During 2023, the Company paid $22 million to acquire 18% of the common equity of Monarch Point Re (ISAC) Ltd. ("Monarch Point Re") and Monarch Point Re (ISA 2023) Ltd. (and collectively "Monarch Point Re"), a collateralized reinsurance company formed under the laws of Bermuda as an incorporated segregated accounts company under the Incorporated Segregated Accounts Companies Act 2019, as amended (the “ISAC Act”). Monarch Point Re is an independent reinsurer jointly sponsored by the Company and Stone Point Credit, LLC ("Stone Point").

The Company retrocedes a diversified portfolio of casualty reinsurance business to Monarch Point Re and Stone Point serves as its investment manager. The Company expects to benefit from underwriting fees generated by Monarch Point Re and the income and capital appreciation Stone Point seeks to deliver through its investment management services.

Monarch Point Re is not a Variable Interest Entity ("VIE") that is required to be included in the Company's consolidated financial statements. The Company accounts for its ownership interest in Monarch Point Re under the equity method of accounting.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

5.    INVESTMENTS (CONTINUED)
During 2016, the Company paid $108 million including direct transaction costs to acquire 19% of the common equity of Harrington Reinsurance Holdings Limited ("Harrington"), the parent company of Harrington Re Ltd. ("Harrington Re"), an independent reinsurance company jointly sponsored by the Company and The Blackstone Group L.P. ("Blackstone").

Through long-term service agreements, the Company serves as Harrington Re's reinsurance underwriting manager and Blackstone serves as exclusive investment management service provider. As an investor, the Company expects to benefit from underwriting profit generated by Harrington Re and the income and capital appreciation Blackstone seeks to deliver through its investment management services. In addition, the Company has entered into an arrangement with Blackstone under which underwriting and investment related fees will be shared equally.

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

The Company also invests in limited partnerships which represent 75% of the Company's other investments. The investments in limited partnerships include multi-strategy funds, direct lending funds, private equity funds, real estate funds and CLO equity tranched securities, which are variable interests issued by VIEs (refer to Note 5(e) 'Other Investments').

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

h)    Net Investment Income
Net investment income was derived from the following sources:

Year ended December 31,	2023	2022	2021

Fixed maturities	$514,842	$329,858	$262,049
Other investments	20,411	57,043	181,906
Equity securities	12,088	10,390	12,752
Mortgage loans	35,312	23,407	17,427
Cash and cash equivalents	50,261	20,273	4,454
Short-term investments	8,924	3,535	664
Gross investment income	641,838	444,506	479,252
Investment expenses	(30,096)	(25,677)	(24,951)
Net investment income	$611,742	$418,829	$454,301

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

5.    INVESTMENTS (CONTINUED)
i)    Net Investment Gains (Losses)
The following table provides an analysis of net investment gains (losses):

Year ended December 31,	2023	2022	2021

Gross realized investment gains
Fixed maturities and short-term investments	$32,920	$16,671	$137,729
Equity securities	16,847	7,687	5,413
Gross realized investment gains	49,767	24,358	143,142
Gross realized investment losses
Fixed maturities and short-term investments	(158,080)	(328,493)	(42,613)
Equity securities	(639)	(406)	(696)
Gross realized investment losses	(158,719)	(328,899)	(43,309)
(Increase) decrease in allowance for expected credit losses, fixed maturities, available for sale	974	(11,421)	11
(Increase) decrease in allowance for expected credit losses, mortgage loans	(6,220)	—	—
Impairment losses(1)	(12,757)	(12,568)	(22)
Change in fair value of investment derivatives(2)	(1,456)	7,656	4,346
Net unrealized gains (losses) on equity securities	53,781	(135,915)	30,111
Net investment gains (losses)	$(74,630)	$(456,789)	$134,279

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
(2)Refer to Note 7 'Derivative Instruments'.

The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale:

Year ended December 31,	2023	2022	2021

Balance at beginning of period	$11,733	$313	$323
Expected credit losses on securities where credit losses were not previously recognized	5,200	17,830	95
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	4,934	(3,831)	50
Impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—	—
Securities sold/redeemed/matured	(11,108)	(2,579)	(155)
Balance at end of period	$10,759	$11,733	$313

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

5.    INVESTMENTS (CONTINUED)
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
Non-U.S. Government
Non-U.S. government securities are evaluated for expected credit losses primarily through qualitative assessments of the likelihood of credit losses using information such as severity of unrealized losses, credit ratings and price volatility. At December 31, 2023, the gross unrealized losses of $19 million included foreign exchange losses of $6 million. At December 31, 2023, the allowance for expected credit losses on non-U.S. government fixed maturities related to loss severity where the forecasted recovery to amortized cost is uncertain.
At December 31, 2022, the gross unrealized losses of $53 million included foreign exchange losses of $24 million. At December 31, 2022, the Company did not anticipate any credit losses on its non-U.S. government fixed maturities.
Corporate Debt
To estimate expected credit losses for corporate debt securities, the Company's projected cash flows are primarily driven by assumptions regarding the severity of loss, probability of default and projected recovery rates. The Company's default and loss severity rates are based on credit rating, credit analysis and macroeconomic forecasts. At December 31, 2023 and 2022, the allowance for expected credit losses on corporate debt securities mainly related to loss severity where the forecasted recovery to amortized cost was uncertain.

CMBS
The Company's investments in CMBS are diversified and primarily rated AA or better. At December 31, 2023, CMBS had a weighted average estimated subordination percentage of 37% (2022: 38%). Based on discounted cash flows at December 31, 2023 and 2022, the current level of subordination is sufficient to cover the estimated loan losses on the underlying collateral of the CMBS.
Non-agency RMBS
To estimate expected credit losses for non-agency RMBS, the Company's projected cash flows incorporated underlying data from widely accepted third-party data sources along with certain internal assumptions and judgments regarding the future performance of the security. These assumptions included default, delinquency, loss severity and prepayment rates.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

5.    INVESTMENTS (CONTINUED)
At December 31, 2023, the fair value of the Company's non-agency RMBS was $153 million (2022: $134 million), consisting primarily of $34 million (2022: $39 million) of Prime and $100 million (2022: $76 million) of Alt-A, Non-qualified, and Home Equity MBS. At December 31, 2023 and 2022, the allowance for expected credit losses on non-agency RMBS related to loss severity where the forecasted recovery to amortized cost is uncertain.
ABS

The Company's investments in ABS consist mainly of CLO debt tranched securities ("CLO Debt") purchased primarily as new issues between 2018 and 2023. Substantially all of these new issues had credit ratings of AA or better. The Company utilizes a scenario-based approach to review its CLO Debt portfolio based on the current asset market price. The Company also reviews subordination levels of these securities to determine their ability to absorb credit losses of underlying collateral. If losses are forecast to be below the subordination level for a tranche held by the Company, the security is determined not to have a credit loss. At December 31, 2023 and 2022, the allowance for expected credit losses on ABS related to loss severity where the forecasted recovery to amortized cost is uncertain.

Municipals

Municipal securities are evaluated for expected credit losses primarily through qualitative assessments of the likelihood of credit losses using information such as severity of unrealized losses, credit ratings and price volatility. At December 31, 2023 and 2022, the allowance for expected credit losses on municipals related to loss severity where the forecasted recovery to amortized cost is uncertain.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

5.    INVESTMENTS (CONTINUED)
j)    Restricted Assets
In order to support the Company's obligations in regulatory jurisdictions where it operates as a non-admitted carrier, the Company provides collateral in the form of assets held in trust and, to a lesser extent, letters of credit (refer to Note 10(c) 'Debt and Financing Arrangements').
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
At December 31, 2023, collateral held in trust for third-party agreements of $2,598 million (2022: $2,491 million) included $550 million (2022: $539 million) of fixed maturities, and cash of $296 million (2022: $217 million) held on deposit to support the underwriting activities of Syndicate 1686.
The Company's restricted investments and cash primarily consist of high-quality fixed maturity and short-term investment securities.
The table below provides the fair values of the Company's restricted investments and cash:

At December 31,	2023	2022

Collateral in trust for inter-company agreements	$614,089	$790,449
Collateral for secured letter of credit facility	423,522	424,624
Funds at Lloyd's	893,177	748,573
Collateral in trust for third-party agreements	2,597,633	2,491,317
Securities on deposit or in trust with regulatory authorities	772,472	731,660
Total restricted investments and cash	$5,300,893	$5,186,623

 k)    Reverse Repurchase Agreements

At December 31, 2023, the Company held $12 million (2022: $nil) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents in the Company's consolidated balance sheets. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, the Company receives principal and interest income. The Company monitors the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

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
DECEMBER 31, 2023, 2022 AND 2021

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
DECEMBER 31, 2023, 2022 AND 2021

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

6.    FAIR VALUE MEASUREMENTS (CONTINUED)
Other privately held investments include common shares, preferred shares, private company investment funds, investments in limited partnerships, convertible notes, convertible preferred shares, and a variable yield security. These investments are initially valued at cost, which approximates fair value. In subsequent measurement periods, the fair values of these investments are generally derived from one or a combination of valuation methodologies which consider factors including recent capital raises by the investee companies, comparable precedent transaction multiples, comparable publicly traded multiples, third-party valuations, discounted cash-flow models, and other techniques that consider the industry and development stage of each investee company. The fair value of the variable yield security is determined using an externally developed discounted cash flow model. In order to assess the reasonableness of the information received from investee companies, the Company maintains an understanding of current market conditions, historical results, and emerging trends that may impact the results of operations, financial condition or liquidity of these companies. In addition, the Company engages in regular communication with management at investee companies. As the significant inputs used to price these investments are unobservable, the fair values of other privately held investments are classified as Level 3. The fair values of private company investment funds are estimated using NAVs as advised by external fund managers or third-party administrators.
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

6.    FAIR VALUE MEASUREMENTS (CONTINUED)
The tables below present the financial instruments measured at fair value on a recurring basis for the periods indicated:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At December 31, 2023
Assets
Fixed maturities, available for sale
U.S. government and agency	$2,989,612	$17,916	$—	$—	$3,007,528
Non-U.S. government	—	723,959	—	—	723,959
Corporate debt	—	4,338,419	135,753	—	4,474,172
Agency RMBS	—	1,634,661	—	—	1,634,661
CMBS	—	839,696	—	—	839,696
Non-agency RMBS	—	153,396	—	—	153,396
ABS	—	1,242,971	—	—	1,242,971
Municipals	—	158,359	—	—	158,359
	2,989,612	9,109,377	135,753	—	12,234,742
Equity securities
Common stocks	2,546	—	—	—	2,546
Preferred stocks	1	5,600	—	—	5,601
Exchange-traded funds	287,275	—	—	—	287,275
Bond mutual funds	—	293,089	—	—	293,089
	289,822	298,689	—	—	588,511
Other investments
Multi-strategy funds	—	—	—	24,619	24,619
Direct lending funds	—	—	—	192,270	192,270
Private equity funds	—	—	—	301,712	301,712
Real estate funds	—	—	—	317,325	317,325
CLO-Equities	—	—	5,300	—	5,300
Other privately held investments	—	—	87,289	20,898	108,187
	—	—	92,589	856,824	949,413
Short-term investments	—	17,216	—	—	17,216
Other assets
Derivative instruments (refer to Note 7)	—	4,424	—	—	4,424
Total Assets	$3,279,434	$9,429,706	$228,342	$856,824	$13,794,306
Liabilities
Derivative instruments (refer to Note 7)	$—	$10,165	$—	$—	$10,165
Cash-settled awards (refer to Note 17)	—	—	—	—	—
Total Liabilities	$—	$10,165	$—	$—	$10,165

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

6.    FAIR VALUE MEASUREMENTS (CONTINUED)
The following table quantifies the significant unobservable inputs used in estimating fair values at December 31, 2023 of investments classified as Level 3 in the fair value hierarchy:

	Asset fair value	Valuation technique	Unobservable input	Amount /Range	Weighted average

Other investments - CLO-Equities	$5,300	Discounted cash flow	Default rate	4.5%	4.5%
			Loss severity rate	50.0%	50.0%
			Collateral spread	3.0%	3.0%
			Estimated maturity date	4 years	4 years

Other investments - Other privately held investments	$18,940	Discounted cash flow	Discount rate	6.0%	6.0%
			Default rate	0.5%	0.5%
			Loss absorption yield	1.0%	1.0%
			Estimated maturity date	0 - 2 years	1 year

Note: Fixed maturities of $136 million that are classified as Level 3 are excluded from the above table as these securities are priced using broker-dealer quotes. In addition, other privately held investments of $68 million that are classified as Level 3 are excluded from the above table as these investments are priced using capital statements received from investee companies.

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
DECEMBER 31, 2023, 2022 AND 2021

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

6.    FAIR VALUE MEASUREMENTS (CONTINUED)
The following table presents changes in Level 3 for financial instruments measured at fair value on a recurring basis:

	Opening balance	Transfers into Level 3	Transfers out of Level 3	Included in net income(1)	Included in OCI (2)	Purchases	Sales	Settlements/ distributions	Closing balance	Change in unrealized gains/(losses) (3)

Year ended December 31, 2023
Fixed maturities, available for sale
Corporate debt	$119,104	$—	$—	$(8,527)	$2,438	$38,173	$(770)	$(14,665)	$135,753	$—
	119,104	—	—	(8,527)	2,438	38,173	(770)	(14,665)	135,753	—
Other investments
CLO-Equities	5,016	—	—	2,395	—	—	—	(2,111)	5,300	2,395
Other privately held investments	136,158	—	(25,510)	(9,904)	—	21,077	(34,532)	—	87,289	(17,986)
	141,174	—	(25,510)	(7,509)	—	21,077	(34,532)	(2,111)	92,589	(15,591)
Total assets	$260,278	$—	$(25,510)	$(16,036)	$2,438	$59,250	$(35,302)	$(16,776)	$228,342	$(15,591)

Other liabilities
Derivative instruments	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Year ended December 31, 2022
Fixed maturities, available for sale
Corporate debt	$42,894	$—	$—	$(104)	$(9,014)	$90,130	$—	$(4,802)	$119,104	$—
	42,894	—	—	(104)	(9,014)	90,130	—	(4,802)	119,104	—
Other investments
CLO-Equities	5,910	—	—	2,611	—	—	—	(3,505)	5,016	2,611
Other privately held investments	104,521	—	—	13,646	—	19,991	—	(2,000)	136,158	13,646
	110,431	—	—	16,257	—	19,991	—	(5,505)	141,174	16,257
Total assets	$153,325	$—	$—	$16,153	$(9,014)	$110,121	$—	$(10,307)	$260,278	$16,257

Other liabilities
Derivative instruments	$5,630	$—	$—	$(3,542)	$—	$—	$—	$(2,088)	$—	$—
Total liabilities	$5,630	$—	$—	$(3,542)	$—	$—	$—	$(2,088)	$—	$—

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

6.    FAIR VALUE MEASUREMENTS (CONTINUED)
Transfers into Level 3 from Level 2
There were no transfers into Level 3 from Level 2 during 2023 and 2022.
Transfers out of Level 3 into Level 2
There were no transfers out of Level 3 into Level 2 during 2023 and 2022.
Other Transfers out of Level 3
During 2023, two private company investment funds included in other privately held investments in the consolidated balance sheets were transferred from Level 3 to the NAV practical expedient. In addition, the Company's investment in Monarch Point Re was transferred from Level 3 to Equity method investments (refer to Note 5(f) 'Equity Method Investments', Note 8 'Reserve for Losses and Loss Expenses' and Note 18 'Related Party Transactions').
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The fair values of multi-strategy funds, direct lending funds, private equity funds, real estate funds and private company investment funds are estimated using net asset valuations ("NAVs") as advised by external fund managers or third-party administrators. For these funds, NAVs are based on the manager's or administrator's valuation of the underlying holdings in accordance with the fund's governing documents and in accordance with U.S. GAAP.
For multi-strategy funds, direct lending funds, private equity funds, real estate funds and private company investment funds, valuation statements are typically released on a reporting lag. Therefore, the Company estimates the fair value of these funds by starting with the most recent fund valuations and adjusting for capital calls, redemptions, drawdowns and distributions. Return estimates are not available from the relevant fund managers for these funds, therefore the Company typically has a reporting lag in its fair value measurements of these funds. At December 31, 2023 and 2022, all funds measured at fair value using NAVs are reported generally on a one quarter lag.
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
The fair values of multi-strategy funds, direct lending funds, private equity funds, real estate funds and private company investment funds, are measured using the NAV practical expedient, therefore the fair values of these funds have not been categorized within the fair value hierarchy.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

6.    FAIR VALUE MEASUREMENTS (CONTINUED)
Financial Instruments Disclosed, But Not Carried, at Fair Value
The fair value of financial instruments accounting guidance also applies to financial instruments disclosed, but not carried, at fair value, except for certain financial instruments, including insurance contracts.
At December 31, 2023, the carrying values of cash and cash equivalents including restricted amounts, accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated fair values due to their short maturities. As these financial instruments are not actively traded, their fair values are classified as Level 2.
At December 31, 2023, the Company's fixed maturities, held to maturity, were recorded at amortized cost with a carrying value of $686 million (2022: $698 million) and a fair value of $676 million (2022: $675 million). The fair values of these securities are determined using a model which uses prepayment speeds and spreads sourced primarily from the new issue market. As the significant inputs used to price these securities are observable market inputs, their fair values are classified as Level 2.
At December 31, 2023, the carrying value of mortgage loans, held for investment, approximated fair value. The fair values of mortgage loans are primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk or are determined from pricing for similar loans. As mortgage loans are not actively traded, their fair values are classified as Level 3.
At December 31, 2023, the Company's debt was recorded at amortized cost with a carrying value of $1,314 million (2022: $1,312 million) and a fair value of $1,198 million (2022: $1,160 million). The fair value of the Company's debt is based on prices obtained from a third-party pricing service and is determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As the yields for the risk-free yield curve and the spreads are observable market inputs, the fair value of this debt is classified as Level 2.
At December 31, 2023, Federal Home Loan Bank advances were recorded at amortized cost with a carrying value of $86 million (2022: $81 million) and a fair value of $86 million (2022: $81 million). As these advances are not actively traded, their fair values are classified as Level 2.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

7.    DERIVATIVE INSTRUMENTS
The following table provides the balance sheet classifications of derivatives recorded at fair value:

	December 31, 2023			December 31, 2022
	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)

Relating to investment portfolio:
Foreign exchange forward contracts	$49,307	$66	$274	$54,076	$81	$559
Relating to underwriting portfolio:
Foreign exchange forward contracts	1,347,559	4,358	9,891	1,441,273	37,601	144
Total derivatives		$4,424	$10,165		$37,682	$703

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

The following table provides a reconciliation of gross derivative assets and liabilities to the net amounts presented in the consolidated balance sheets, with the difference being attributable to the impact of master netting agreements:

	December 31, 2023			December 31, 2022
	Gross amounts	Gross amounts offset	Net amounts(1)	Gross amounts	Gross amounts offset	Net amounts(1)

Derivative assets	$8,708	$(4,284)	$4,424	$41,762	$(4,080)	$37,682
Derivative liabilities	$14,449	$(4,284)	$10,165	$4,783	$(4,080)	$703

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
DECEMBER 31, 2023, 2022 AND 2021

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

The following table provides the total unrealized and realized gains (losses) recognized in net income (loss) for derivatives not designated as hedges:

	Consolidated statement of operations line item that includes gain (loss) recognized in net income (loss)	Amount of gain (loss) recognized in net income (loss)

		2023	2022	2021

Relating to investment portfolio:
Foreign exchange forward contracts	Net investment gains (losses)	$(1,456)	$7,656	$4,346
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange (losses) gains	8,121	(31,609)	(50,738)
Other underwriting-related contracts	Other insurance related income (loss)	—	3,542	2,742
Total		$6,665	$(20,411)	$(43,650)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

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
The initial ELR for each line of business is established by the Company's actuaries at the start of the year as part of the planning process, taking into consideration prior accident years’ or underwriting years' experience and industry benchmarks, adjusted after considering factors such as loss and exposure trends, rate differences, changes in contract terms and conditions, business mix changes and other known differences between the current and prior accident or underwriting years. The initial expected loss ratios for a given accident or underwriting year may be modified over time if the underlying assumptions, such as loss development or premium rate changes, differ from the original assumptions.
Key Actuarial Assumptions
The use of the above actuarial methods requires the Company to make certain explicit assumptions, the most significant of which are expected loss ratios and loss development patterns and the Company relies on historical loss experience in establishing these assumptions. In establishing expected loss ratios for the insurance segment, consideration is given to a number of other factors, including exposure trends, rate adequacy on new and renewal business, ceded reinsurance costs, changes in claims emergence and the Company's underwriters’ view of terms and conditions in the market environment. For the reinsurance segment, expected loss ratios are based on a contract-by-contract review, which considers information provided by clients together with estimates provided by the Company's underwriters and actuaries about the impact of changes in pricing, terms and conditions and coverage. Market experience for some lines of business as compiled and analyzed by an independent actuarial firm is also considered, as appropriate.
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
Net reserves for losses and loss expenses related to catastrophes represent the Company's best estimate of losses and loss expenses that have been incurred at December 31, 2023. The determination of these net reserves for losses and loss expenses is estimated by management after a catastrophe occurs by completing an in-depth analysis of individual contracts which may potentially have been impacted by the catastrophic event. This in-depth analysis may rely on several sources of information including:
•estimates of the size of insured industry losses from the catastrophic event and the Company's corresponding market share;
•a review of the Company's portfolio of contracts to identify those contracts which may be exposed to the catastrophic event;

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

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
While the Company believes its estimate of net reserves for losses and loss expenses is adequate for losses and loss expenses that have been incurred at December 31, 2023 based on current facts and circumstances, the Company monitors changes in paid and incurred losses in relation to each catastrophe in subsequent reporting periods and adjustments are made to estimates of ultimate losses for each event if there are developments that are different from previous expectations. Adjustments are recorded in the period in which they are identified. Actual losses for these events may ultimately differ materially from the Company's current estimates.
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

Reserve for Losses and Loss Expenses

Reserve for losses and loss expenses comprise the following:

At December 31,	2023	2022

Reserve for reported losses and loss expenses	$5,559,261	$5,555,865
Reserve for losses incurred but not reported	10,874,757	9,612,998
Reserve for losses and loss expenses	$16,434,018	$15,168,863

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reserve Roll-forward
The following table presents a reconciliation of the Company's beginning and ending gross reserves for losses and loss expenses and net reserves for unpaid losses and loss expenses:

Year ended December 31,	2023	2022	2021

Gross reserve for losses and loss expenses, beginning of year	$15,168,863	$14,653,094	$13,926,766
Less reinsurance recoverable on unpaid losses and loss expenses, beginning of year	(5,831,172)	(5,017,611)	(4,496,641)
Net reserve for unpaid losses and loss expenses, beginning of year	9,337,691	9,635,483	9,430,125

Net incurred losses and loss expenses related to:
Current year	2,981,220	3,267,943	3,041,193
Prior years	411,882	(25,533)	(32,410)
	3,393,102	3,242,410	3,008,783
Net paid losses and loss expenses related to:
Current year	(488,016)	(457,857)	(490,011)
Prior years	(2,185,588)	(2,397,213)	(2,274,240)
	(2,673,604)	(2,855,070)	(2,764,251)

Foreign exchange and other	53,746	(685,132)	(39,174)

Net reserve for unpaid losses and loss expenses, end of year	10,110,935	9,337,691	9,635,483
Reinsurance recoverable on unpaid losses and loss expenses, end of year	6,323,083	5,831,172	5,017,611
Gross reserve for losses and loss expenses, end of year	$16,434,018	$15,168,863	$14,653,094

The Company writes business with loss experience generally characterized as low frequency and high severity in nature, which can result in volatility in its financial results. During 2023, 2022 and 2021, the Company recognized catastrophe and weather-related losses, net of reinstatement premiums, of $138 million, $403 million and $443 million.
On September 22, 2023, the Company entered into a retrocession reinsurance agreement with a third-party reinsurer which was deemed to have met the established criteria for retroactive reinsurance accounting. At December 31, 2023, foreign exchange and other included an increase in reinsurance recoverable on unpaid losses of $74 million related to this transaction (refer to Note 5(f) 'Equity Method Investments', Note 6 'Fair Value Measurements' and Note 18 'Related Party Transactions').
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
DECEMBER 31, 2023, 2022 AND 2021

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Estimates for Catastrophe Events
At December 31, 2023, net reserves for losses and loss expenses included estimated amounts for numerous catastrophe events. The magnitude and complexity of losses arising from certain of these events inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at estimated net reserves for losses and loss expenses. These events include Cyclone Gabrielle in 2023, Hurricane Ian, Winter Storm Elliot, June European Convective Storms, the Russia-Ukraine war and COVID-19 in 2022, Hurricane Ida, U.S. Winter Storms Uri and Viola and July European Floods in 2021. As a result, actual losses for these events may ultimately differ materially from current estimates.
Prior Year Reserve Development
The Company's net favorable (adverse) prior year reserve development arises from changes to estimates for losses and loss expenses related to loss events that occurred in previous calendar years. The following table presents net prior year reserve development by segment:

	Favorable (Adverse)
	Insurance	Reinsurance	Total

Year ended December 31, 2023	$(176,353)	$(235,529)	$(411,882)
Year ended December 31, 2022	$16,350	$9,183	$25,533
Year ended December 31, 2021	$18,360	$14,049	$32,410

The following sections provide further details on net prior year reserve development by segment, line of business and accident year.
Insurance Segment:

	Favorable (Adverse)
Years ended December 31,	2023	2022	2021

Property	$16,195	$52,512	$71,032
Accident and health	(10,236)	(12,856)	15,844
Marine and aviation	26,977	27,927	42,535
Cyber	35,579	8,416	(7,329)
Professional lines	(41,243)	(29,093)	(71,258)
Credit and political risk	31,691	24,361	10,363
Liability	(235,316)	(54,917)	(42,827)
Total	$(176,353)	$16,350	$18,360

In 2023, we recognized $176 million of net adverse prior year reserve development, the principal components of which were:

•$235 million of net adverse prior year reserve development on liability business primarily due to reserve strengthening within the U.S. primary casualty book of business mainly related to the 2022 and older accident years and U.S. programs books of business mainly related to the 2017 through 2022 accident years. The reserve strengthening was attributable to updated trend assumptions, emerging development patterns and new industry data reflecting the impact of current economic and social inflation trends in the U.S. casualty market.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

•$41 million of net adverse prior year reserve development on professional lines business primarily due to reserve strengthening within the U.S. financial institutions, U.S. commercial management solutions, U.S. design professional and environmental, and international books of business related to 2019 and older accident years, and increases in loss estimates attributable to specific large claims within the international book of business related to 2012 and older accident years.

•$10 million of net adverse prior year development on accident and health business primarily due to reserve strengthening within the international book of business mainly related to the 2021 and 2022 accident years.

•$36 million of net favorable prior year reserve development on cyber business primarily due to better than expected loss emergence related to most accident years, partially offset by increases in loss estimates attributable to specific large claims related to the 2020 accident year.

•$32 million of net favorable prior year reserve development on credit and political risk business primarily due to a decrease in the loss estimate attributable to a specific large claim related to the 2020 accident year and better than expected loss emergence related to several accident years.

•$27 million of net favorable prior year reserve development on marine and aviation business primarily due to better than expected loss emergence attributable to the marine cargo and aviation books of business related to several accident years and better than expected loss emergence attributable to several catastrophe events.

•$16 million of net favorable prior year reserve development on property business primarily due to better than expected loss emergence mainly related to the 2017 through 2019 accident years and better than expected loss emergence attributable to 2022 catastrophe events, partially offset by increases in loss estimates attributable to two specific large claims within the E&S book of business related to the 2016 and 2022 accident years.

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
DECEMBER 31, 2023, 2022 AND 2021

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance Segment:

	Favorable (Adverse)
Years ended December 31,	2023	2022	2021

Accident and health	$29,947	$14,199	$5,861
Agriculture	10,781	11,703	423
Marine and aviation	12,595	2,597	(10,767)
Professional lines	(92,181)	(54,820)	(23,718)
Credit and surety	8,306	43,567	3,436
Motor	(9,653)	18,161	43,968
Liability	(262,114)	(58,148)	(17,919)
Run-off lines
Catastrophe	46,297	(504)	(36)
Property	15,225	42,523	17,651
Engineering	5,268	(10,095)	(4,850)
Total run-off lines	66,790	31,924	12,765
Total	$(235,529)	$9,183	$14,049

In 2023, we recognized $236 million of net adverse prior year reserve development, the principal components of which were:
•$262 million of net adverse prior year reserve development on liability business primarily due to reserve strengthening within the U.S. casualty and U.S. multiline/regional books of business related to all accident years. The reserve strengthening was attributable to updated trend assumptions, emerging development patterns and new industry data reflecting the impact of current economic and social inflation trends in the U.S. casualty market.
•$92 million of net adverse prior year reserve development on professional lines business primarily due to reserve strengthening within the U.S. proportional book of business mainly related to the accident years 2019 and older accident years, partially offset by better than expected loss emergence mainly related to the 2021 and 2022 accident years.

•$10 million of net adverse prior year reserve development on motor business primarily due to reserve strengthening to reflect increased estimates of future loss trend due to inflation and reserve strengthening attributable to the proportional book of business mainly related to the 2018 through 2022 accident years.
•$30 million of net favorable prior year reserve development on accident and health business primarily due to better than expected loss emergence mainly related to the 2018 through 2021 accident years.

•$13 million of net favorable prior year reserve development on marine and aviation business primarily due to better than expected loss emergence mainly related to the 2021 and 2022 accident years.

•$11 million of net favorable prior year reserve development on agriculture business primarily due to better than expected loss emergence mainly related to the 2022 accident year.

•$8 million of net favorable prior year reserve development on credit and surety business primarily due to better than expected loss emergence attributable to the international credit and mortgage books of business mainly related to the 2018 and 2019 accident years and the 2021 and 2022 accident years, partially offset by increases in loss estimates attributable to specific large claims related to the 2020 accident year.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Run-off lines

•$46 million of net favorable prior year reserve development on catastrophe business primarily due to better than expected loss emergence mainly attributable to 2022 events.

•$15 million of net favorable prior year reserve development on property business primarily due to better than expected loss emergence mainly attributable to 2022 catastrophe events.

•$5 million of net favorable prior year reserve development on engineering business primarily due to better than expected loss emergence mainly related to older accident years.

In 2022, we recognized $9 million of net favorable prior year reserve development, the principal components of which were:

•$44 million of net favorable prior year reserve development on credit and surety business primarily due to better than expected loss emergence mainly related to the 2015 through 2021 accident years, most notably within the mortgage book of business related to the 2020 and 2021 accident years.

•$18 million of net favorable prior year reserve development on motor business primarily due to better than expected loss emergence mainly related to the 2017 through 2020 accident years.

•$14 million of net favorable prior year reserve development on accident and health business primarily due to better than expected loss emergence mainly related to the 2019 through 2021 accident years.

•$12 million of net favorable prior year reserve development on agriculture business primarily due to better than expected loss emergence mainly related to the 2019 and 2021 accident years.

•$58 million of net adverse prior year reserve development on liability business primarily due to increases in loss estimates attributable to specific large claims related to the 2018 and 2021 accident years and reserve strengthening within the U.S. non-proportional books of business related to the 2016 through 2019 accident years.

•$55 million of net adverse prior year reserve development on professional lines business primarily due to increases in loss estimates attributable to one cedant related to several accident years, and reserve strengthening within the U.S. public D&O proportional books of business related to 2017 and older accident years.

Run-off lines

•$43 million of net favorable prior year reserve development on property business primarily due to better than expected loss emergence attributable to 2017 through 2021 catastrophe events and better than expected attritional loss emergence attributable to the 2021 accident year.

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
DECEMBER 31, 2023, 2022 AND 2021

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

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

Net Incurred and Paid Claims Development Tables by Accident Year
The following tables present net incurred and paid claims development by accident year, total incurred-but-not-reported liabilities plus expected development on reported claims, cumulative reported claims frequency and average annual percentage payout of incurred claims by age for each line of business. The loss development tables are presented on an accident year basis for each line of business in the insurance and reinsurance segments. The Company does not discount reserves for losses and loss expenses.
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
Insurance Segment
The reporting of cumulative claims frequency for the lines of business within the insurance segment has been measured by counting the number of unique claim references including claim references assigned to nil and nominal case reserves. Claim references are grouped by claimant by loss event for each line of business. For certain insurance facilities and business produced by managing general agents where underlying data is reported to the Company in an aggregated format, the information necessary to provide cumulative claims frequency is not available therefore reporting of claims frequency is deemed to be impracticable.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance Property
The property line of business provides physical loss or damage, business interruption and machinery breakdown cover for virtually all types of property, including commercial buildings, residential premises, construction projects, property in transit, onshore renewable energy installations, and physical damage and business interruption following an act of terrorism. This line of business includes primary and excess risks, some of which are catastrophe-exposed.
In general, reporting and payment patterns are relatively short although they can be volatile due to the incidence of catastrophe events.

Insurance property
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2023
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims	Cumulative number of reported claims
Accident year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023
2014	$289,270	$287,431	$277,183	$262,701	$262,173	$259,792	$255,887	$253,279	$253,203	$253,414	$775	4,174
2015		207,711	200,398	192,736	190,310	186,952	189,066	179,075	181,323	181,928	85	4,194
2016			263,762	287,858	279,532	265,152	259,319	260,370	259,786	264,976	1,951	6,668
2017				794,042	700,638	688,755	679,243	675,085	675,409	669,951	6,375	10,096
2018					608,422	639,465	618,888	611,057	609,977	600,596	12,492	9,659
2019						374,678	364,350	359,092	369,962	353,671	4,503	9,561
2020							654,495	635,344	584,921	593,780	24,336	12,417
2021								378,554	375,607	372,223	9,213	7,730
2022									414,743	419,139	49,138	7,410
2023										399,165	188,657	5,732
									Total	$4,108,843

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance property
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023
2014	$100,736	$201,931	$244,372	$250,321	$254,051	$254,858	$251,701	$252,772	$252,787	$252,526
2015		67,621	145,027	166,211	179,727	179,409	186,010	177,227	182,038	181,716
2016			82,583	206,979	243,050	250,662	250,822	256,476	253,891	260,115
2017				190,861	513,044	622,040	650,218	645,841	635,493	647,610
2018					221,345	468,431	563,191	573,034	590,739	577,000
2019						148,181	257,515	306,415	343,463	332,848
2020							182,611	425,893	481,646	531,448
2021								134,273	286,801	323,656
2022									97,622	262,381
2023										90,855
Total										3,460,155

All outstanding liabilities before 2014, net of reinsurance										14,248

Liabilities for claims and claim adjustment expenses, net of reinsurance										$662,936

Insurance property
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
32.9%	41.2%	13.4%	5.3%	0.1%	0.4%	(1.3%)	1.8%	(0.1%)	(0.1%)
Insurance Accident and Health
The accident and health line of business includes personal accident, travel insurance and specialty health products for employer and affinity groups, and pet insurance.
In general, reporting and payment patterns are relatively short although they can be volatile due to the incidence of catastrophe events. An increase in limited benefits medical business written in 2017 resulted in a significant increase in reported claims observed in that year and subsequent years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance accident and health
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2023
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims	Cumulative number of reported claims
Accident year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023
2014	$71,520	$67,380	$66,874	$65,347	$64,973	$65,710	$64,938	$64,070	$62,703	$64,392	$1,621	58,081
2015		70,622	69,494	66,013	64,219	64,771	64,441	63,772	64,433	61,759	1,049	44,138
2016			85,244	85,892	86,338	87,470	87,154	88,180	87,972	87,399	2,179	87,001
2017				113,921	121,146	118,949	117,050	117,131	117,012	118,125	36	688,000
2018					111,119	115,977	115,077	113,118	114,134	114,844	291	745,012
2019						73,926	75,093	65,623	69,203	68,344	121	675,634
2020							69,679	63,963	67,525	64,297	1,275	718,512
2021								69,543	72,044	78,478	3,605	433,643
2022									98,796	100,629	9,807	380,675
2023										172,795	67,393	222,537
									Total	$931,062

Insurance accident and health
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023
2014	$31,662	$56,693	$60,682	$61,855	$62,513	$62,844	$62,716	$61,588	$61,996	$62,660
2015		31,518	56,988	60,168	61,051	62,065	61,926	62,584	62,677	60,575
2016			41,583	79,237	83,077	83,929	85,010	85,413	86,123	85,272
2017				63,285	109,312	114,555	115,981	117,100	116,280	118,138
2018					61,849	106,748	109,194	112,884	113,787	114,595
2019						45,133	61,526	63,046	68,088	68,030
2020							36,317	52,290	60,804	59,240
2021								39,185	61,593	69,661
2022									46,568	82,209
2023										95,951
Total										816,331

All outstanding liabilities before 2014, net of reinsurance										(238)

Liabilities for claims and claim adjustment expenses, net of reinsurance										$114,493

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance accident and health
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
53.0%	34.9%	6.0%	1.9%	0.9%	0.2%	0.8%	(0.9%)	(1.4%)	1.0%
Insurance Marine and Aviation
The marine line of business provides cover for a range of exposures including offshore energy, renewable offshore energy, cargo, liability including kidnap and ransom, fine art, specie, and hull war. Offshore energy coverage includes physical damage, business interruption, operator's extra expense and liability coverage for all aspects of offshore upstream energy from exploration and construction through the operation and distribution phases.

The complex nature of claims arising under marine policies tends to result in reporting and payment patterns that are longer than those of the property line of business with marine liability exhibiting the longest reporting and payment patterns as claims involve passengers and third parties. Exposure to natural perils such as windstorm and earthquake can result in volatility.
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

Insurance marine and aviation
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2023
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims	Cumulative number of reported claims
Accident year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023
2014	$80,064	$66,878	$71,051	$64,768	$65,913	$63,693	$55,526	$53,013	$52,286	$52,308	$830	3,566
2015		187,067	165,908	161,465	153,737	140,673	146,174	145,447	145,394	143,900	111	4,312
2016			115,520	111,878	109,478	101,928	101,351	100,488	101,388	102,345	2,038	4,836
2017				262,628	229,801	227,355	225,397	217,443	217,232	215,683	6,867	8,577
2018					238,117	255,652	241,715	234,901	228,369	229,903	14,910	8,742
2019						215,911	210,536	213,480	226,586	224,914	14,884	7,697
2020							208,542	180,156	163,700	164,808	14,618	6,439
2021								240,182	221,864	204,483	34,829	6,754
2022									265,181	257,637	92,387	7,159
2023										298,845	210,136	5,172
									Total	$1,894,826

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance marine and aviation
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023
2014	$10,336	$22,874	$36,805	$39,439	$48,583	$52,793	$53,941	$48,435	$50,255	$50,383
2015		29,498	69,563	125,369	130,290	133,087	135,881	142,268	142,437	142,432
2016			22,886	50,976	83,039	90,273	92,239	94,184	97,274	97,951
2017				35,415	106,527	140,126	172,205	180,904	184,824	196,724
2018					47,525	123,434	159,948	173,667	185,455	197,961
2019						54,028	103,253	145,927	171,372	178,967
2020							44,655	84,391	106,403	119,063
2021								26,924	69,687	108,772
2022									30,101	101,228
2023										36,613
Total										1,230,094

All outstanding liabilities before 2014, net of reinsurance										13,750

Liabilities for claims and claim adjustment expenses, net of reinsurance										$678,482

Insurance marine and aviation
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
18.8%	26.6%	22.5%	7.9%	5.6%	3.8%	3.8%	(3.2%)	1.8%	0.2%
Insurance Cyber
The cyber line of business provides cover for cyber, technology errors and omissions, media and miscellaneous professional liability. Cover is provided for a range of risks including data recovery and bricking, cyber-crime, liability and regulatory actions, business interruption, extortion, reputational harm, Payment Card Industry Data Security Standard and media liability.

Typically, this line of business takes longer to develop but specific first party coverages tend to develop more quickly than third party coverages.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance cyber
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2023
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims	Cumulative number of reported claims
Accident year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023
2014	$70,557	$69,690	$69,955	$57,876	$47,342	$42,887	$39,516	$43,576	$39,832	$40,743	$604	1,159
2015		65,231	63,595	63,066	51,250	50,357	50,758	52,526	49,795	48,042	2,046	1,427
2016			58,741	56,565	58,261	40,266	37,322	29,929	27,873	25,258	1,072	1,667
2017				53,187	50,794	56,783	51,931	50,905	48,685	48,333	3,234	1,817
2018					33,429	31,966	33,962	31,111	26,732	24,495	4,574	2,152
2019						54,444	58,717	81,982	82,006	73,152	14,109	2,900
2020							114,209	106,333	103,175	126,457	25,132	2,856
2021								125,460	134,382	105,642	20,662	2,432
2022									129,361	120,494	71,510	1,730
2023										128,252	102,582	1,503
									Total	$740,868

Insurance cyber
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023
2014	$3,136	$12,162	$23,330	$29,962	$31,260	$33,819	$33,732	$35,440	$36,070	$38,043
2015		5,572	15,333	25,544	28,501	30,865	39,470	42,515	43,635	45,432
2016			1,348	4,637	14,141	18,502	21,333	23,136	23,207	24,054
2017				9,354	19,165	28,331	35,897	38,031	40,557	39,995
2018					2,171	7,327	9,874	14,810	19,267	18,334
2019						2,787	20,950	32,608	60,961	57,318
2020							17,732	50,344	63,813	82,625
2021								24,108	65,577	75,369
2022									7,830	37,861
2023										9,237
Total										428,268

All outstanding liabilities before 2014, net of reinsurance										9,471

Liabilities for claims and claim adjustment expenses, net of reinsurance										$322,071

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance cyber
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
10.7%	23.5%	19.0%	18.5%	6.2%	6.5%	1.3%	3.3%	2.6%	4.8%
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
Typically, this line of business is anticipated to exhibit longer reporting and payment patterns than most other insurance lines of business. For some professional lines in the insurance segment, the Company also relies on the evaluation of the open claim inventory in addition to the commonly employed actuarial methods when establishing reserves.

Insurance professional lines
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2023
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims	Cumulative number of reported claims
Accident year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023
2014	$338,378	$338,670	$348,064	$331,044	$321,027	$308,193	$305,201	$304,657	$301,289	$305,060	$35,601	8,881
2015		309,864	310,926	317,455	304,062	291,176	274,091	272,909	283,894	282,238	20,475	9,341
2016			288,595	293,399	297,852	316,592	329,270	339,513	340,465	356,814	32,954	10,590
2017				339,231	343,055	376,569	376,993	394,154	392,002	396,732	53,138	12,605
2018					325,926	342,931	392,819	423,162	449,212	468,504	76,008	15,333
2019						347,810	363,998	378,899	412,150	460,120	83,773	14,606
2020							322,386	321,530	302,097	293,935	130,739	9,318
2021								378,660	369,587	326,128	198,067	8,127
2022									461,196	447,359	371,912	8,041
2023										441,477	414,023	7,251
									Total	$3,778,367

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance professional lines
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023
2014	$20,263	$57,536	$105,155	$160,677	$190,560	$206,982	$216,811	$238,969	$244,776	$253,033
2015		14,353	51,709	111,149	139,574	171,000	200,892	213,465	225,062	249,916
2016			14,428	66,048	131,831	172,360	210,701	235,136	276,175	290,732
2017				11,515	51,823	109,107	167,645	198,859	269,668	291,943
2018					18,446	74,859	143,248	204,941	265,501	336,329
2019						25,061	76,711	133,453	206,462	289,475
2020							8,729	44,076	97,847	125,713
2021								9,781	38,605	83,605
2022									10,983	46,224
2023										12,183
Total										1,979,153

All outstanding liabilities before 2014, net of reinsurance										131,134

Liabilities for claims and claim adjustment expenses, net of reinsurance										$1,930,348

Insurance professional lines
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
3.9%	11.3%	16.1%	13.3%	11.7%	11.1%	6.2%	5.2%	5.4%	2.7%
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
Given the nature of the business, under the notification provisions of credit insurance policies issued by the Company, it anticipates being advised of an insured event within a relatively short time period. Consequently, the Company generally estimates ultimate losses based on a contract-by-contract analysis which considers the contracts’ terms, the facts and circumstances of underlying loss events and qualitative input from claims managers. Despite notification, credit and political

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

risk claim reporting and payment patterns are anticipated to be volatile and can take longer to develop due to the complex nature of claims and the potential additional time that may be required to realize subrogation assets.

Insurance credit and political risk
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2023
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims	Cumulative number of reported claims
Accident year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023
2014	$38,825	$70,712	$67,109	$68,323	$69,589	$71,274	$70,748	$69,113	$69,677	$69,677	$—	6
2015		30,329	30,368	27,524	26,012	25,930	24,851	24,189	23,309	23,309	—	2
2016			45,006	45,079	42,589	43,160	26,946	25,965	24,885	24,885	—	2
2017				48,181	32,808	26,044	18,269	16,022	11,068	8,566	2,086	4
2018					42,976	33,747	32,738	24,845	21,182	24,356	5,584	2
2019						53,332	81,470	75,610	74,066	71,270	11,546	31
2020							61,928	70,428	62,235	50,987	19,594	43
2021								42,417	37,104	26,322	13,363	23
2022									45,444	44,450	37,463	24
2023										59,258	54,333	19
									Total	$403,080

Insurance credit and political risk
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023
2014	$1,924	$39,952	$61,108	$57,857	$57,857	$64,050	$70,224	$70,224	$69,677	$69,677
2015		—	23,309	23,309	23,309	23,309	23,309	23,309	23,309	23,309
2016			—	24,885	24,885	24,885	24,885	24,885	24,885	24,885
2017				403	4,035	9,251	11,710	10,925	10,394	8,666
2018					5,370	13,488	15,517	11,851	19,963	23,841
2019						16,026	46,456	53,750	56,956	55,067
2020							9,825	90,299	58,492	53,786
2021								2,769	(370)	8,228
2022									2,796	8,115
2023										2,743
Total										278,317

All outstanding liabilities before 2014, net of reinsurance										592

Liabilities for claims and claim adjustment expenses, net of reinsurance										$125,355

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance credit and political risk
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
9.3%	59.0%	10.0%	0.6%	3.6%	3.7%	(2.8%)	—%	(0.4%)	—%
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
Typically, this line of business is anticipated to exhibit longer claim reporting and payment patterns than most other insurance lines of business and claims are often reported and ultimately paid or settled years, or even decades, after the related loss events occur.

Insurance liability
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2023
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims	Cumulative number of reported claims
Accident year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023
2014	$107,126	$124,289	$129,750	$130,666	$132,013	$131,469	$132,565	$132,043	$132,474	$131,210	$9,697	5,820
2015		128,436	127,299	137,477	164,982	182,690	188,004	186,931	188,261	189,795	18,423	6,769
2016			124,313	130,160	128,854	127,451	120,199	120,187	125,614	124,969	17,081	7,648
2017				167,334	166,052	184,781	200,391	204,533	214,707	250,887	37,518	8,812
2018					167,552	167,672	190,639	204,519	216,038	251,875	38,901	8,644
2019						192,468	193,435	222,885	238,035	300,584	66,863	8,183
2020							224,616	225,038	230,921	249,189	88,543	6,180
2021								232,051	245,585	302,023	141,022	6,748
2022									323,261	357,574	246,679	7,365
2023										364,604	331,464	5,168
									Total	$2,522,710

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance liability
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023
2014	$1,411	$18,633	$49,829	$71,589	$84,369	$93,569	$103,041	$106,205	$113,150	$116,384
2015		5,438	22,353	39,581	92,598	120,136	140,809	150,640	159,004	162,656
2016			6,315	23,260	36,356	56,403	66,290	79,519	95,787	102,773
2017				5,463	29,432	58,988	115,568	143,440	168,615	190,475
2018					9,374	34,860	72,219	119,152	158,622	188,910
2019						7,833	39,846	83,692	139,077	192,435
2020							8,148	25,174	75,907	118,306
2021								13,397	51,859	103,892
2022									13,212	53,507
2023										9,855
Total										1,239,193

All outstanding liabilities before 2014, net of reinsurance										49,217

Liabilities for claims and claim adjustment expenses, net of reinsurance										$1,332,734

Insurance liability
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
3.2%	10.8%	15.3%	19.6%	12.8%	10.1%	8.5%	4.1%	3.6%	2.5%
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
The reporting of cumulative claims frequency for the lines of business within the reinsurance segment is deemed to be impracticable as the information necessary to provide cumulative claims frequency for these lines of business is not available to the Company.
Reinsurance Accident and Health
The accident and health line of business includes personal accident, specialty health, accidental death, travel, life and disability reinsurance products which are offered on a proportional and catastrophic or per life excess of loss basis.
In general, reporting and payment patterns are relatively short although they can be volatile due to the incidence of catastrophe events.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance accident and health
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2023
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims
Accident Year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023
2014	$101,409	$102,403	$89,303	$86,833	$86,843	$86,846	$87,806	$88,095	$87,978	$87,664	$125
2015		93,831	100,522	94,047	93,807	93,081	93,422	92,431	92,388	93,133	105
2016			170,687	191,299	188,454	190,067	189,538	190,574	190,534	190,662	16
2017				183,937	189,610	183,574	182,477	183,513	183,484	182,479	(16)
2018					193,749	200,576	198,365	201,133	200,467	197,493	766
2019						217,477	212,307	207,794	205,403	199,419	1,328
2020							226,883	220,969	213,960	199,958	1,757
2021								232,091	227,326	222,718	9,765
2022									267,525	264,615	40,396
2023										243,174	91,280
									Total	$1,881,315

Reinsurance accident and health
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023
2014	$36,571	$79,974	$85,931	$86,332	$86,534	$86,622	$87,302	$86,384	$86,771	$87,202
2015		23,409	77,316	88,728	91,935	92,036	92,497	93,921	93,735	92,468
2016			50,046	149,959	181,072	187,251	189,234	188,836	189,815	189,409
2017				79,252	157,157	172,111	178,943	179,462	180,121	179,889
2018					72,899	165,323	191,832	191,400	194,524	195,018
2019						67,810	169,608	195,954	196,694	194,800
2020							81,875	172,178	210,665	192,491
2021								68,652	179,626	210,115
2022									101,596	214,611
2023										130,949
Total										1,686,952

All outstanding liabilities before 2014, net of reinsurance										(213)

Liabilities for claims and claim adjustment expenses, net of reinsurance										$194,150

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance accident and health
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
37.1%	48.7%	12.9%	0.3%	0.4%	0.2%	0.7%	(0.5%)	(0.5%)	0.5%
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
In general, reporting and payment patterns are relatively short although they can be volatile due to the incidence of extreme weather events and in some territories take longer to settle due to government involvement in the loss adjustment process.

Reinsurance agriculture
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2023
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims
Accident Year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023
2014	$183,260	$164,351	$162,820	$162,388	$162,314	$162,327	$162,245	$162,068	$162,762	$162,927	$482
2015		103,199	95,608	95,346	95,332	95,339	95,516	95,503	95,634	96,251	(27)
2016			124,229	117,960	111,045	109,633	109,863	109,068	109,012	109,763	(72)
2017				151,768	144,401	138,439	139,510	138,984	137,516	136,658	(60)
2018					141,040	147,359	140,883	140,618	139,989	142,760	646
2019						185,560	185,345	187,770	183,384	183,092	93
2020							62,678	62,837	63,874	61,986	1,130
2021								69,823	61,437	57,857	6,144
2022									101,082	91,534	16,972
2023										103,489	81,193
									Total	$1,146,317

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance agriculture
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023
2014	$15,615	$133,137	$162,349	$161,575	$161,498	$162,011	$160,516	$161,167	$162,068	$162,194
2015		1,716	65,870	92,979	94,535	94,873	95,468	95,457	95,612	96,224
2016			9,489	62,530	108,378	109,922	109,410	109,172	109,211	109,762
2017				7,444	124,528	137,502	138,640	137,482	137,429	136,605
2018					5,115	127,577	135,674	141,768	138,398	144,070
2019						28,854	154,533	174,250	178,264	177,760
2020							17,454	47,377	54,269	55,359
2021								2,953	32,846	46,117
2022									15,347	55,508
2023										14,633
Total										998,232

All outstanding liabilities before 2014, net of reinsurance										(463)

Liabilities for claims and claim adjustment expenses, net of reinsurance										$147,622

Reinsurance agriculture
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
10.9%	63.5%	18.5%	1.7%	(0.6%)	0.9%	(0.4%)	0.4%	0.6%	0.1%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance Marine and Aviation
The marine line of business includes specialty marine exposures such as cargo, hull, pleasure craft, marine liability, inland marine and offshore energy. The principal perils covered by policies in this portfolio include physical loss, damage and/or liability arising from natural perils of the seas or land, man-made events including fire and explosion, stranding/sinking/salvage, pollution, shipowners and maritime employers liability. This business is written on a non-proportional and proportional basis.
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

Reinsurance marine and aviation
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2023
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims
Accident Year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023
2014	$10,192	$9,162	$8,019	$7,209	$9,192	$8,535	$8,786	$9,025	$9,530	$9,841	$368
2015		10,366	9,242	10,836	15,019	12,652	12,281	12,046	11,998	12,054	527
2016			32,453	35,965	36,130	37,519	36,052	36,371	36,773	36,263	52
2017				55,299	42,961	41,363	46,612	43,243	40,900	40,827	43
2018					18,906	27,454	27,006	43,540	47,066	48,477	35
2019						69,806	82,194	79,801	81,628	84,756	5,560
2020							40,298	41,766	37,892	37,098	308
2021								43,763	40,830	35,672	2,976
2022									68,907	59,227	32,375
2023										40,951	34,539
									Total	$405,166

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance marine and aviation
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023
2014	$1,121	$2,307	$4,388	$5,256	$6,320	$6,499	$7,003	$7,370	$7,563	$8,477
2015		416	2,665	6,443	8,662	10,220	11,017	10,843	10,925	11,058
2016			2,765	19,544	26,673	30,619	33,399	34,450	35,044	35,256
2017				2,803	23,620	28,954	33,912	36,978	37,091	37,996
2018					1,783	10,880	24,325	30,763	34,435	37,829
2019						10,763	27,167	34,317	52,763	67,800
2020							4,024	16,730	24,006	29,862
2021								5,478	12,341	20,486
2022									7,817	18,588
2023										1,473
Total										268,825

All outstanding liabilities before 2014, net of reinsurance										1,923

Liabilities for claims and claim adjustment expenses, net of reinsurance										$138,264

Reinsurance marine and aviation
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
8.9%	26.4%	20.5%	14.4%	10.7%	3.7%	1.9%	1.7%	1.6%	9.3%
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
Typically, this line of business is anticipated to exhibit longer claim reporting and payment patterns than most other reinsurance lines of business.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance professional lines
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2023
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims
Accident year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023
2014	$219,162	$219,123	$219,052	$218,847	$233,169	$229,556	$228,193	$226,234	$234,311	$246,043	$13,578
2015		211,820	211,774	213,993	224,649	231,352	228,410	235,131	241,113	252,022	16,515
2016			195,019	196,073	199,715	227,468	255,088	255,012	266,979	278,699	26,195
2017				154,889	155,470	161,694	177,819	187,761	210,303	239,324	38,070
2018					145,994	148,458	155,390	165,981	173,954	195,575	24,160
2019						138,048	137,723	141,610	146,088	157,572	36,200
2020							140,886	141,559	136,107	134,478	69,314
2021								148,950	140,737	136,381	93,845
2022									169,576	153,853	125,013
2023										136,051	124,516
									Total	$1,929,998

Reinsurance professional lines
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023
2014	$2,019	$13,062	$48,791	$74,479	$109,048	$146,917	$158,388	$178,058	$189,874	$196,444
2015		3,134	13,504	41,512	79,208	111,743	131,543	152,328	170,555	184,073
2016			1,765	20,487	52,540	95,084	124,881	153,575	181,141	202,925
2017				2,813	14,871	39,857	62,723	88,791	116,293	137,492
2018					271	2,572	31,198	56,882	81,729	113,771
2019						368	13,614	33,628	53,221	76,094
2020							3,823	13,969	26,926	40,718
2021								4,337	11,366	22,619
2022									3,234	11,713
2023										3,435
Total										989,284

All outstanding liabilities before 2014, net of reinsurance										113,403

Liabilities for claims and claim adjustment expenses, net of reinsurance										$1,054,117

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance professional lines
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
1.5%	5.3%	11.6%	12.3%	12.6%	12.3%	7.9%	7.7%	5.1%	2.7%
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

Reinsurance credit and surety
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2023
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims
Accident year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023
2014	$134,434	$134,527	$141,621	$137,973	$126,744	$125,477	$121,780	$120,482	$120,790	$111,511	$1,914
2015		159,274	164,350	159,148	155,217	136,568	137,528	138,726	132,989	129,333	1,447
2016			140,892	140,188	147,955	122,495	114,957	112,631	110,316	112,465	35
2017				137,832	131,630	125,763	117,044	114,412	114,131	114,612	2,647
2018					111,022	119,227	113,535	110,531	105,503	94,229	4,053
2019						74,101	67,825	67,759	65,573	57,322	6,315
2020							76,917	83,559	68,987	94,943	8,385
2021								52,005	43,967	41,463	13,732
2022									63,653	51,231	33,129
2023										86,367	64,350
									Total	$893,476

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance credit and surety
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023
2014	$35,450	$60,597	$85,266	$94,274	$101,859	$106,267	$106,708	$106,519	$107,713	$98,533
2015		32,863	81,001	98,709	115,549	117,462	121,115	121,975	120,617	118,116
2016			41,937	72,691	91,490	101,065	102,149	100,682	100,426	102,558
2017				37,246	73,362	89,715	101,337	99,463	102,390	103,252
2018					38,868	67,839	72,096	83,736	85,505	87,073
2019						19,301	30,985	44,702	46,835	49,050
2020							25,339	34,050	39,495	43,888
2021								4,471	9,170	17,175
2022									6,883	11,302
2023										10,335
Total										641,282

All outstanding liabilities before 2014, net of reinsurance										26,307

Liabilities for claims and claim adjustment expenses, net of reinsurance										$278,501

Reinsurance credit and surety
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
26.5%	22.1%	15.0%	8.6%	2.3%	2.0%	0.4%	0.2%	(0.4%)	(8.2%)
Reinsurance Motor
The motor line of business provides protection to insurers for motor liability and motor property damage losses arising out of any one occurrence. A loss occurrence can involve one or many claimants where the ceding insurer aggregates the claims from the occurrence. The Company offers traditional proportional and non-proportional reinsurance as well as structured solutions predominantly relating to European exposures.
The motor proportional business generally has a shorter reported and payment pattern, relative to the motor non-proportional business.
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
DECEMBER 31, 2023, 2022 AND 2021

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Effective August 5, 2019, the Ogden rate changed from minus 0.75% to minus 0.25%. This resulted in a decrease in projected ultimate losses, particularly related to recent accident years.

Reinsurance motor
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2023
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims
Accident year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023
2014	$181,056	$180,792	$175,983	$173,139	$168,796	$165,481	$162,212	$161,835	$162,730	$161,844	$2,346
2015		221,182	215,201	219,055	220,820	209,908	208,620	205,780	206,090	204,673	8,979
2016			244,395	259,912	261,592	251,675	243,353	240,717	244,553	245,098	4,366
2017				361,782	368,517	357,741	358,286	359,026	354,392	361,134	22,422
2018					355,561	353,384	364,664	360,907	348,323	361,117	17,400
2019						338,031	336,957	337,404	328,522	332,952	12,894
2020							215,257	218,224	215,572	197,439	10,872
2021								180,372	182,010	184,244	25,813
2022									160,697	173,870	35,986
2023										125,498	60,323
									Total	$2,347,869

Reinsurance motor
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023
2014	$43,148	$73,129	$92,183	$100,071	$109,989	$119,355	$114,654	$135,455	$138,281	$141,456
2015		57,638	92,382	112,128	129,175	144,878	145,593	168,295	173,373	175,479
2016			60,689	103,868	127,404	145,160	158,004	182,077	189,563	198,144
2017				72,143	133,447	163,724	198,778	221,060	244,440	262,741
2018					83,831	141,391	205,874	215,988	240,535	260,818
2019						90,328	183,841	201,210	223,167	242,207
2020							43,752	96,208	115,689	127,881
2021								41,869	76,338	94,500
2022									35,213	52,971
2023										26,040
Total										1,582,237

All outstanding liabilities before 2014, net of reinsurance										255,320

Liabilities for claims and claim adjustment expenses, net of reinsurance										$1,020,952

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance motor
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
23.6%	18.8%	10.3%	6.5%	6.3%	5.6%	4.1%	6.3%	1.4%	2.0%
Reinsurance Liability
The liability line of business provides protection to insurers of admitted casualty business, excess and surplus lines casualty business and specialty casualty programs. The primary focus of the underlying business is general liability, workers' compensation, auto liability and excess casualty.
Typically, this line of business is anticipated to exhibit longer claim reporting and payment patterns than most other reinsurance lines of business and claims are often reported and ultimately paid or settled years, or even decades, after the related loss events occur.

Reinsurance liability
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2023
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims
Accident year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023
2014	$199,575	$202,526	$204,240	$200,138	$198,893	$196,747	$187,245	$183,101	$189,047	$193,578	$14,361
2015		214,346	214,689	215,633	215,461	213,256	213,485	203,268	206,204	217,019	22,070
2016			239,971	245,286	250,247	253,525	263,195	267,241	274,615	315,793	46,678
2017				275,306	270,080	279,262	287,818	297,380	306,648	343,290	62,419
2018					264,003	268,812	274,110	286,876	307,032	352,697	72,183
2019						263,522	272,513	274,393	272,905	331,729	103,836
2020							283,606	284,216	278,743	306,011	148,977
2021								304,160	311,735	346,161	185,421
2022									347,387	343,773	232,850
2023										275,232	241,263
									Total	$3,025,283

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance liability
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023
2014	$7,075	$28,652	$48,397	$70,069	$89,328	$109,859	$129,802	$137,103	$148,342	$156,421
2015		7,269	27,451	54,486	80,822	108,857	130,767	141,519	151,919	166,842
2016			11,868	37,666	69,445	111,698	142,837	166,645	189,536	216,534
2017				12,449	42,144	78,574	120,747	158,653	193,274	224,655
2018					19,357	49,938	85,207	127,946	166,378	207,016
2019						19,311	45,269	79,728	120,266	159,068
2020							16,940	49,059	82,389	119,678
2021								10,931	58,540	99,228
2022									18,066	52,197
2023										15,003
Total										1,416,642

All outstanding liabilities before 2014, net of reinsurance										130,039

Liabilities for claims and claim adjustment expenses, net of reinsurance										$1,738,680

Reinsurance liability
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
4.5%	9.8%	10.8%	12.2%	11.1%	10.0%	7.9%	5.7%	6.4%	4.2%
Reinsurance Run-off lines
Run-off lines include catastrophe, property, and engineering lines of business.
The catastrophe line of business provides protection for most catastrophic losses that are covered in the underlying insurance policies written by the Company's cedants. The underlying policies principally cover property-related exposures but other exposures including worker's compensation and personal accident are also covered. The principal perils covered by policies in this portfolio include hurricane and windstorm, earthquake, flood, tornado, hail and fire. In some instances, terrorism may be a covered peril or the only peril. This business is written on a proportional and an excess of loss basis. The Company exited this line of business in June 2022.
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
DECEMBER 31, 2023, 2022 AND 2021

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
In general, reporting and payment patterns are relatively short although they can be volatile due to the incidence of catastrophe events. Losses from engineering exposures tend to develop slower than the other reinsurance run-off lines of business.

Reinsurance run-off
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2023
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims
Accident year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023
2014	$242,347	$246,616	$236,768	$227,865	$224,135	$223,970	$219,953	$219,748	$218,896	$219,012	$201
2015		267,709	256,648	256,665	247,377	246,266	251,245	249,050	247,183	244,790	475
2016			286,264	285,973	282,705	277,349	280,836	281,204	281,137	274,291	2,838
2017				705,205	702,378	740,074	741,278	739,258	729,812	722,172	19,886
2018					523,351	614,222	628,722	614,573	600,516	600,640	15,506
2019						448,745	432,299	411,886	395,134	387,944	17,304
2020							520,537	553,538	548,846	553,124	41,243
2021								430,820	441,530	438,082	39,301
2022									265,797	225,697	47,820
2023										64,191	28,272
									Total	$3,729,943

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance run-off
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2014 unaudited	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023
2014	$49,217	$136,404	$180,580	$197,284	$202,114	$206,234	$203,726	$210,435	$211,708	$213,063
2015		46,199	119,103	178,596	203,661	213,978	218,469	232,671	234,318	235,258
2016			65,343	141,975	201,290	232,366	246,602	253,543	258,939	257,802
2017				163,254	417,693	528,640	586,833	611,106	646,826	657,803
2018					116,816	331,848	427,126	479,911	526,746	548,005
2019						54,985	214,066	274,503	310,612	335,546
2020							105,245	240,193	324,105	392,613
2021								87,860	235,617	302,383
2022									50,250	103,881
2023										22,862
Total										3,069,216

All outstanding liabilities before 2014, net of reinsurance										37,075

Liabilities for claims and claim adjustment expenses, net of reinsurance										$697,802

Reinsurance run-off
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
21.8%	32.4%	17.9%	9.7%	4.9%	2.9%	2.1%	1.1%	0.5%	0.6%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reconciliation of Loss Development Tables to Consolidated Balance Sheet
The following table reconciles the reserve for losses and loss expenses at December 31, 2023, included in the loss development tables to the reserve for losses and loss expenses reported in the consolidated balance sheet:

Reconciliation of the disclosure of incurred and paid claims development to the liability for unpaid claims and claim adjustment expenses

	At December 31, 2023
	Net outstanding liabilities	Reinsurance recoverable on unpaid claims	Gross outstanding liabilities

Insurance segment
Property	$662,936	$402,222	$1,065,158
Accident and health	114,493	3,006	117,499
Marine and aviation	678,482	278,215	956,697
Cyber	322,071	430,627	752,698
Professional lines	1,930,348	1,442,546	3,372,894
Credit and political risk	125,355	35,191	160,546
Liability	1,332,734	1,885,232	3,217,966
Total insurance segment	5,166,419	4,477,039	9,643,458

Reinsurance segment
Accident and health	194,150	49,314	243,464
Agriculture	147,622	8,343	155,965
Marine and aviation	138,264	33,185	171,449
Professional lines	1,054,117	370,345	1,424,462
Credit and surety	278,501	103,174	381,675
Motor	1,020,952	315,344	1,336,296
Liability	1,738,680	690,141	2,428,821
Run-off lines	697,802	276,198	974,000
Total reinsurance segment	5,270,088	1,846,044	7,116,132
Total	$10,436,507	$6,323,083	16,759,590
Unallocated claims adjustment expenses			183,260
Foreign exchange and other(1)			12,442
Ceded reserves related to retroactive transactions			(521,274)

Total liability for unpaid claims and claims adjustment expense			$16,434,018

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

9.    REINSURANCE
In the normal course of business, the Company purchases treaty and facultative reinsurance protection to limit ultimate losses and reduce loss aggregation risk.

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

The following table presents gross and net premiums written and earned:

Year ended December 31,	2023		2022		2021
	Premiums written	Premiums earned	Premiums written	Premiums earned	Premiums written	Premiums earned

Gross	$8,356,525	$7,973,577	$8,214,595	$7,936,382	$7,685,984	$7,281,709
Ceded	(3,254,200)	(2,889,796)	(2,951,539)	(2,776,056)	(2,759,360)	(2,571,859)
Net	$5,102,325	$5,083,781	$5,263,056	$5,160,326	$4,926,624	$4,709,850

For the year ended December 31, 2023, the Company recognized ceded losses and loss expenses of $1,754 million (2022: $1,754 million; 2021: $1,782 million).
At December 31, 2023, the Company's allowance for expected credit losses was $37 million (2022: $31 million; 2021: $30 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

10.    DEBT AND FINANCING ARRANGEMENTS
a)    Debt

The following table summarizes the Company's debt:

Year ended December 31,	2023	2022

5.150% Senior Notes	$246,789	$246,708
4.000% Senior Notes	348,389	348,020
3.900% Senior Notes	297,076	296,615
Junior Subordinated Notes	421,460	420,971
Total Debt	$1,313,714	$1,312,314

The tables below provide the key terms of the Company's debt:

Description	Issuance Date	Aggregate Principal	Issue Price	Net Proceeds	Maturity Date

5.150% Senior Notes	March 13, 2014	$250,000	99.474%	$246,000	April 1, 2045
4.000% Senior Notes	December 6, 2017	$350,000	99.780%	$347,000	December 6, 2027
3.900% Senior Notes	June 19, 2019	$300,000	99.360%	$296,000	July 15, 2029
Junior Subordinated Notes	December 10, 2019	$425,000	99.000%	$420,750	January 15, 2040

Description	Interest Rate	Interest Payments Due

5.150% Senior Notes	5.150%	Semi-annually in arrears on April 1 and October 1 of each year
4.000% Senior Notes	4.000%	Semi-annually in arrears on June 6 and December 6 of each year
3.900% Senior Notes	3.900%	Semi-annually in arrears on January 15 and July 15 of each year
Junior Subordinated Notes(1)	4.900%	Semi-annually on January 15 and July 15 of each year

(1)    The Junior Subordinated Notes accrue interest from the date of issuance to, but excluding, January 15, 2030 (the "Par Call Date") at the fixed rate of 4.900% and from, and including, the Par Call Date, at a rate equal to the Five-Year Treasury Rate as of the Reset Interest Determination Date, plus 3.186%. Interest on the Junior Notes is payable semi-annually on January 15 and July 15 of each year, beginning on July 15, 2020.
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
3.900% Senior Notes
The 3.900% Senior Notes are ranked as unsecured senior obligations of AXIS Specialty Finance LLC, a 100% owned finance subsidiary. AXIS Capital has fully and unconditionally guaranteed all obligations of AXIS Specialty Finance LLC under the

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

10.    DEBT AND FINANCING ARRANGEMENTS (CONTINUED)
3.900% Senior Notes. AXIS Capital's obligations under this guarantee are unsecured senior obligations and rank equally with all other senior obligations of AXIS Capital.
The Company has the option to redeem the Senior Notes at any time and from time to time, in whole or in part, at a ''make-whole'' redemption price, which is equal to the greater of the aggregate principal amount or the sum of the present values of the remaining scheduled payments of principal and interest. The related indentures contain various covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. The Company was in compliance with all the covenants contained in the indentures at December 31, 2023.
Interest expense recognized in relation to the Senior Notes includes interest payable, amortization of the offering discounts and amortization of debt offering expenses. The offering discounts and debt offering expenses are amortized over the period of time during which the Senior Notes are outstanding. For the year ended December 31, 2023, the Company incurred interest expense of $40 million (2022: $40 million, 2021: $40 million).
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
Interest expense recognized in relation to the Junior Notes includes interest payable and amortization of debt offering expenses. The debt offering expenses are amortized over the period of time during which the Junior Notes are outstanding. For the year ended December 31, 2023, the Company incurred interest expense of $21 million (2022: $21 million).

Scheduled Debt Maturity
The following table provides the scheduled maturity of the Company's debt obligations at December 31, 2023:

Year ended December 31,

2024	$—
2025	—
2026	—
2027	350,000
2028	—
After 2028	975,000
Unamortized discount and debt issuance expenses	(11,286)
Total senior notes and notes payable	$1,313,714

b)    Loan Advances made to a Third Party Reinsurer
During 2023, the Company advanced $102 million (2022: $116 million) to a third party reinsurer. This loan is being repaid in a manner consistent with the timing of amounts due to the third party reinsurer under retrocession agreements. At December 31, 2023, $82 million (2022: $80 million) was repaid and was treated as a non-cash activity in the consolidated statement of cash flows. The loan is expected to be repaid in full by February 15, 2026 (2022: February 15, 2025). The loan balance receivable at December 31, 2023, of $80 million (2022: $87 million) is included in loan advances made in the consolidated balance sheets. At December 31, 2023, the Company had committed to advance a further $26 million to the third party reinsurer.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

10.    DEBT AND FINANCING ARRANGEMENTS (CONTINUED)
Interest on this loan is payable at interest rates between 0.8% and 4.0% (2022: 0.8% and 4.0%). Interest of $1 million (2022: $1 million) related to this loan was received in advance and is included in other liabilities in the consolidated balance sheets and was treated as a non-cash activity in the consolidated statement of cash flows.

c)    Letter of Credit Facility
At December 31, 2023, certain of AXIS Capital’s operating subsidiaries (the "Participating Subsidiaries") had a $500 million letter of credit facility available from Citibank Europe plc ("Citibank") (the "$500 million Facility"). pursuant to a Master Reimbursement Agreement May 14, 2010, as amended, and Committed Letter of Credit Facility Letter dated December 18, 2015, as amended. (together, the "LOC Facility Documents").
Under the terms of the $500 million Facility, letters of credit to a maximum aggregate amount of $500 million are available for issuance on behalf of the Participating Subsidiaries. These letters of credit are principally used to support the reinsurance obligations of the Participating Subsidiaries. The $500 million Facility is subject to certain covenants, including the requirement to maintain sufficient collateral, as defined in the LOC Facility Documents to cover all of the obligations under the $500 million Facility. Such obligations include contingent reimbursement obligations for outstanding letters of credit and fees payable to Citibank. In the event of default, Citibank may exercise certain remedies, including the exercise of control over pledged collateral and the termination of the availability of the $500 million Facility to any or all of the Participating Subsidiaries.
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
On March 31, 2021, the Participating Subsidiaries amended their existing secured $750 million Facility to reduce the utilization capacity available under the $250 million Facility to $150 million, reducing the maximum aggregate utilization capacity of the credit facility from $750 million to $650 million.

On March 31, 2023, the $150 million secured letter of credit facility expired.

On December 29, 2023, the $500 million Facility was amended to extend the tenors of issuable letters of credit (i) denominated in a currency other than Australian or New Zealand dollars to March 31, 2025 and (ii) denominated in either Australian dollars or New Zealand dollars to March 31, 2026.

At December 31, 2023, letters of credit outstanding under the LOC Facility were $325 million (2022: $362 million). At December 31, 2023, the Participating Subsidiaries were in compliance with all LOC Facility covenants.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

11.     FEDERAL HOME LOAN BANK ADVANCES
The Company's subsidiaries, AXIS Insurance Company and AXIS Surplus Insurance Company, are members of the Federal Home Loan Bank of Chicago ("FHLB").

Members may borrow from the FHLB at competitive rates subject to certain conditions. At December 31, 2023, the companies had admitted assets of approximately $3 billion (2022: $3 billion) which provides borrowing capacity of up to approximately $759 million (2022: $750 million). Conditions of membership include maintaining sufficient collateral deposits for funding, a requirement to maintain member stock at 0.4% of mortgage-related assets at December 31st of the prior year, and a requirement to purchase additional member stock of 2.0% or 4.5% of any amount borrowed.

At December 31, 2023, the Company had $86 million (2022: $81 million) of borrowings under the FHLB program, with maturities in 2024 and interest payable at interest rates between 5.6% and 5.9% (2022: 2.3% and 4.7%).

For the year ended December 31, 2023, the Company incurred interest expense of $5 million (2022: $1 million). The borrowings under the FHLB program are secured by cash and investments with a fair value of $95 million (2022: $91 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

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
The Company's fixed maturities portfolio, which represents approximately $12.9 billion or 43% of its total assets, is exposed to potential losses arising from the diminished creditworthiness of issuers of bonds. The Company's investment portfolio is managed by external investment managers in accordance with its investment guidelines. The Company limits credit risk through diversification and issuer exposure limits graded by ratings and, with respect to custodians, through contractual and other legal remedies. Excluding Government and agency securities, the Company limits its concentration of credit risk to any single corporate issuer to 1% of its investment grade fixed maturities portfolio for securities rated A- or above and less than 1% of its investment grade fixed maturities portfolio for securities rated below A-.
At December 31, 2023, the Company was in compliance with these limits.
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
 At December 31, 2023, the three largest balances by reinsurer accounted for 14%, 9% and 4% (2022: 13%, 9% and 6%) of reinsurance recoverable on unpaid and paid losses and loss expenses.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

12.    COMMITMENTS AND CONTINGENCIES (CONTINUED)
At December 31, 2023, 83.1% (2022: 81.8%) of the Company's reinsurance recoverable on unpaid and paid losses and loss expenses were collectible from reinsurers rated the equivalent of A- or better by A.M. Best.
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
At December 31, 2023, the Company recorded an allowance for credit losses expected to be recognized over the life of the premium balances receivable of $12 million (2022: $10 million).
For the year ended December 31, 2023, bad debt expense was $2 million (2022: $nil; 2021: $nil).
b)    Brokers
The Company produces its business through brokers and direct relationships with insurance companies.
For the year ended December 31, 2023 and 2022, three brokers accounted for 38% and 43% of gross premiums written, respectively. Aon plc accounted for 15% (2022: 17%), Marsh & McLennan Companies Inc. accounted for 14% (2022: 17%), and Arthur J. Gallagher & Co. accounted for 9% (2022: 9%).
For the years ended December 31, 2021, three brokers accounted for 45% of gross premiums written. Marsh & McLennan Companies Inc. accounted for 18%, Aon plc accounted for 17%, and Willis Tower Watson plc accounted for 10%.
No other broker and no single insured or reinsured accounted for more than 10% of gross premiums written in any of the last three years.
c)    Reinsurance Purchase Commitment
In the normal course of business, the Company purchases reinsurance and retrocessional (collectively referred to as "reinsurance") protection for its insurance and reinsurance business. Minimum reinsurance premiums are contractually due in advance on a quarterly basis. At December 31, 2023, the Company had outstanding reinsurance purchase commitments of $6 million (2022: $11 million), all of which is due before June 30, 2025. Actual payments under the reinsurance contracts will depend on the underlying subject premium and may exceed the minimum reinsurance premiums.
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

12.    COMMITMENTS AND CONTINGENCIES (CONTINUED)
e)    Investments
At December 31, 2023, the Company has $502 million (2022: $524 million) of unfunded investment commitments related to its other investment portfolio, which are callable by investment managers (refer to Note 5(e) 'Investments'). At December 31, 2023 the Company has $10 million (2022: $25 million) of unfunded investment commitments to purchase commercial mortgage loans and $16 million (2022: $20 million) of unfunded investment commitments to purchase corporate debt.
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
At December 31, 2023, investments and cash of $893 million (2022: $749 million) were restricted to satisfy the Company's FAL requirements (refer to Note 5 'Investments' and Note 22 'Statutory Financial Information').

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

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

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the commencement date.

The following table presents the Company’s total lease expense and the cash flows arising from lease transactions:

Year ended December 31,	2023	2022	2021

Lease cost:
Operating lease expense	$21,499	$20,611	$21,864
Short-term lease expense(1)	2,291	813	1,127
Sublease income(2)	(4,531)	(3,423)	(3,116)
Total lease expense	$19,259	$18,001	$19,875

Other information:
Operating cash outflows from operating leases	$20,190	$22,932	$22,726
Right-of-use assets obtained in exchange for new operating lease liabilities(3)	$34,988	$6,514	$(1,739)
Weighted-average remaining lease term - operating leases(4)	9.8 years	9.9 years	10.0 years
Weighted-average discount rate - operating lease(5)	4.4%	4.1%	4.1%
(1)    Short-term lease expense is recognized on a straight-line basis over the lease term.
(2)    Sublease income largely relates to office properties in New York and Chicago.
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

13.    LEASES (CONTINUED)

The following table presents the scheduled maturity of the Company's operating lease liabilities at December 31, 2023:

Year ended December 31,	Expected cash flows

2024	$17,543
2025	18,122
2026	15,767
2027	13,519
2028	12,691
Later years	74,852
Discount	(29,393)
Total discounted operating lease liabilities	$123,101

The following table presents the scheduled maturity of the Company's operating lease liabilities at December 31, 2022:

Year ended December 31,	Expected cash flows

2023	$19,774
2024	13,725
2025	13,148
2026	11,052
2027	9,052
Later years	58,516
Discount	(22,690)
Total discounted operating lease liabilities	$102,577

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

14.    EARNINGS PER COMMON SHARE
The following table presents a comparison of earnings (loss) per common share and earnings (loss) per diluted common share:

At and year ended December 31,	2023	2022	2021

Earnings per common share
Net income	$376,292	$223,083	$618,609
Less: Preferred share dividends	30,250	30,250	30,250
Net income available to common shareholders	$346,042	$192,833	$588,359
Weighted average common shares outstanding	85,142	84,864	84,707
Earnings per common share	$4.06	$2.27	$6.95

Earnings per diluted common share
Net income available to common shareholders	$346,042	$192,833	$588,359

Weighted average common shares outstanding	85,142	84,864	84,707
Share-based compensation plans	870	805	584
Weighted average diluted common shares outstanding	86,012	85,669	85,291
Earnings per diluted common share	$4.02	$2.25	$6.90

Weighted average anti-dilutive shares excluded from the dilutive computation	405	324	656

15.    SHAREHOLDERS' EQUITY

a)    Common Shares
The Company's authorized share capital is 800,000,000 common shares, par value of $0.0125 per share.
The following table presents changes in common shares issued and outstanding:

Year ended December 31,	2023	2022	2021

Shares issued, balance at beginning of year	176,580	176,580	176,580
Shares issued	—	—	—
Total shares issued at end of year	176,580	176,580	176,580

Treasury shares, balance at beginning of year	(91,912)	(91,806)	(92,227)
Shares repurchased	(398)	(897)	(205)
Shares reissued	1,016	791	626
Total treasury shares at end of year	(91,294)	(91,912)	(91,806)

Total shares outstanding	85,286	84,668	84,774

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

15.    SHAREHOLDERS' EQUITY (CONTINUED)
Treasury Shares
On December 7, 2023, the Company's Board of Directors renewed its authorization for the repurchase of up to $100 million of the Company's common shares, effective January 1, 2024, through December 31, 2024.
The following table presents common shares repurchased from shares held in Treasury:

Year ended December 31,	2023	2022	2021

In the open market: (1)
Total shares	—	634	—
Total cost	$—	$34,987	$—
Average price per share(2)	$—	$55.22	$—

From employees:(3)
Total shares	398	263	205
Total cost	$23,596	$13,994	$10,242
Average price per share(2)	$59.15	$53.13	$49.93

Total shares repurchased:
Total shares	398	897	205
Total cost	$23,596	$48,981	$10,242
Average price per share(2)	$59.15	$54.61	$49.93

(1)    Shares were repurchased pursuant to the Company's Board-authorized share repurchase program announced in December 2021, effective January 1, 2022 through to December 31, 2022.
(2)    Calculated using whole numbers.
(3)    Shares are repurchased from employees to satisfy personal withholding tax liabilities that arise on the vesting of share-settled restricted stock units.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

15.    SHAREHOLDERS' EQUITY (CONTINUED)
Dividends
The following table presents dividends declared and paid related to the Company's common and preferred shares:

	Per share data
	Dividends declared	Dividends paid in year of declaration	Dividends paid in year following declaration

Year ended December 31, 2023
Common shares	$1.76	$1.32	$0.44
Series E preferred shares	$137.50	$103.13	$34.38
Year ended December 31, 2022
Common shares	$1.73	$1.29	$0.44
Series E preferred shares	$137.50	$103.13	$34.38
Year ended December 31, 2021
Common shares	$1.69	$1.26	$0.43
Series E preferred shares	$137.50	$103.13	$34.38

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
For the year ended December 31, 2023, total pension expenses were $35 million (2022: $34 million and 2021: $34 million) for the above retirement benefit.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

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

The 2017 Plan authorizes the issuance of a total of 3,400,000 common shares. On May 7, 2021, at the Annual General Meeting of Shareholders of the Company, the Company’s shareholders approved an amendment to the Company’s 2017 Plan to increase by 1,600,000 the number of common shares authorized for issuance under the Plan. On May 4, 2023, at the Annual General Meeting of Shareholders of the Company, the Company’s shareholders approved an amendment to the Company’s 2017 Plan to increase by 1,125,000 the number of common shares authorized for issuance under the Plan.

At December 31, 2023, 2,864,183 equity-based awards remained available for grant pursuant to the 2017 Plan.

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

The grant date fair value of performance restricted stock units granted in 2023, 2022 and 2021 were measured on the grant date using a Monte Carlo simulation model.

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
DECEMBER 31, 2023, 2022 AND 2021

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

a)    Performance Restricted Stock Units

Performance Restricted Stock Units granted in 2023, 2022 and 2021
Performance restricted stock units granted in 2023, 2022 and 2021 include a market condition which is the Company’s total shareholder return relative to its peer group ("Relative TSR") over the performance period. Relative TSR is calculated in accordance with the terms of the applicable award agreement. If performance goals are achieved, these awards will cliff vest at the end of a three-year performance period within a range of 0% to 200% of target. Performance restricted stock units granted in 2023, 2022 and 2021 were share-settled awards.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

17.    SHARE-BASED COMPENSATION (CONTINUED)
Valuation assumptions

The fair value of performance restricted stock units granted in 2023, 2022 and 2021 were measured on the grant date using a Monte Carlo simulation model.

The following table provides details of the significant inputs used in the Monte Carlo simulation model:

Year ended December 31,	2023 (1)	2023 (2)	2023 (3)	2022	2021

Expected volatility	36.24%	29.30%	30.05%	33.44%	32.99%
Expected term (in years)	3.0	1.0	3.0	3.0	3.0
Expected dividend yield	n/a	n/a	n/a	n/a	n/a
Risk-free interest rate	3.79%	4.61%	3.39%	1.26%	0.17%

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

Expected term: Performance for awards granted in 2023 is generally measured from January 1, 2023 to December 31, 2025, with performance for awards granted to one senior leader in the three months ended March 31, 2023 being measured from January 1, 2023 to December 31, 2023, and performance for awards granted to one senior leader in the three months ended June 30, 2023 being measured from May 4, 2023 to May 4, 2026. Performance for awards granted in 2022 is measured from January 1, 2022 to December 31, 2024, and performance for awards for awards granted in 2021 is measured from January 1, 2021 to December 31, 2023.

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

Compensation expense associated with performance restricted stock units granted in 2023, 2022 and 2021 is determined on the grant date based on the fair value calculated by the Monte Carlo simulation model and is recognized on a straight-line basis over the requisite service period. During the three months ended March 31, 2023, the transition in our senior leadership resulted in a modification of the previously existing vesting terms of the outstanding restricted stock units and performance restricted stock units granted in 2022 and earlier of one senior leader, and a modification of the performance period of that leader's performance restricted stock units granted in 2022. The modifications did not result in incremental compensation expense.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

17.    SHARE-BASED COMPENSATION (CONTINUED)
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

b)     Share-Settled Awards

The following table provides an activity summary of the Company's share-settled restricted stock units:

	Share-Settled Performance Restricted Stock Units		Share-Settled Service Restricted Stock Units
	Number of restricted stock units	Weighted average grant date fair value	Number of restricted stock units	Weighted average grant date fair value

Nonvested restricted stock units - December 31, 2021	311	$54.75	2,062	$51.59
Granted	140	68.63	993	56.09
Vested	(100)	54.70	(690)	52.67
Forfeited	(21)	62.26	(248)	53.22
Nonvested restricted stock units - December 31, 2022	330	60.01	2,117	53.16
Granted	122	66.13	918	57.53
Vested	(88)	63.88	(929)	53.02
Forfeited	(220)	58.15	(251)	54.49
Nonvested restricted stock units - December 31, 2023	144	$65.69	1,855	$55.21

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

17.    SHARE-BASED COMPENSATION (CONTINUED)
c)    Cash-Settled Awards
The following table provides an activity summary of the Company's cash-settled restricted stock units:

Cash-Settled Service Restricted Stock Units
Number of restricted stock units

Nonvested restricted stock units - December 31, 2021	215
Granted	—
Vested	(145)
Forfeited	(10)
Nonvested restricted stock units - December 31, 2022	60
Granted	—
Vested	(59)
Forfeited	(1)
Nonvested restricted stock units - December 31, 2023	—

The following table provides additional information related to share-based compensation:

Year ended December 31,	2023	2022	2021

Share-based compensation expense (1)	$57,729	$56,136	$49,415
Tax benefits associated with share-based compensation expense	$8,819	$8,839	$7,613
Liability for cash-settled restricted stock units (2)	$—	$4,792	$9,091
Fair value of restricted stock units vested (3)	$64,156	$49,792	$42,967
Unrecognized share-based compensation expense	$62,416	$74,601	$80,805
Expected weighted average period associated with the recognition of unrecognized share-based compensation expense	2.4 years	2.3 years	2.4 years

(1)    Related to share-settled restricted stock units and cash-settled restricted stock units.
(2)    Included in other liabilities in the consolidated balance sheets.
(3)    Fair value is based on the closing price of the Company's common shares on the vest date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

18.    RELATED PARTY TRANSACTIONS

A member of the Company’s Board of Directors, Mr. Charles Davis, is the Chief Executive Officer of Stone Point Capital, LLC ("Stone Point"). In the ordinary course of business, the Company engages SKY Harbor Capital Management, LLC, which is majority-owned by Stone Point's private equity fund Trident V L.P. ("Trident V"), to provide asset management services for certain high yield debt portfolios. For the year ended December 31, 2023, total fees paid to SKY Harbor Capital Management, LLC, were $3 million (2022: $2 million; 2021: $2 million).
In addition, the Company has an investment of $17 million in the Freedom Consumer Credit Fund, LLC - Series B. The manager of this fund is Freedom Financial Asset Management, LLC ("Freedom") which is an indirect subsidiary of Pantheon Partners, LLC ("Pantheon"). A Stone Point private equity fund, Trident VI L.P. ("Trident VI") owns approximately 14.5% of Pantheon. For the year ended December 31, 2023, fees paid to Freedom were $1 million (2022: $2 million; 2021: $3 million).
The Company has an investment of $87 million in Stone Point's private equity fund, Trident VIII L.P. ("Trident VIII") and co-investments of $26 million with Trident VIII. For the year ended December 31, 2023, fees paid to Stone Point in relation to Trident VIII were $2 million (2022: $2 million; 2021: $4 million).
The Company has an investment of $24 million in Stone Point's private equity fund, Trident IX L.P. ("Trident IX"). For the year ended December 31, 2023, fees paid to Stone Point in relation to Trident IX were $1 million (2022: $1 million; 2021: $nil).
The Company has an investment of $43 million with Rialto Real Estate IV-Property ("Rialto") and co-investments of $19 million with Rialto, a fund managed by a portfolio company of Stone Point's private equity fund, Trident VII L.P. ("Trident VII "). For the year ended December 31, 2023, fees paid to Rialto were $2 million (2022: $2 million; 2021: $1 million).
The Company has an investment of $18 million in Stone Point Credit Corporation. For the year ended December 31, 2023, fees paid to Stone Point in relation to Stone Point Credit Corporation were $0.5 million (2022: $0.3 million; 2021: $nil).
The Company has an investment of $18 million in Stone Point Credit Corporation bonds. For the year ended December 31, 2023, the Company earned income of $1 million (2022: $0.6 million) in relation to this bond.
The Company has an investment of $5 million in a syndicated accounts receivable loan for which Sound Point Capital Management LP ("Sound Point"), an affiliate of Stone Point, is the lead originator. For the year ended December 31, 2023, the Company has not paid any fees to Sound Point.
The Company has co-investments of $9 million with Gordon Brothers, which is majority-owned by Trident VII. For the year ended December 31, 2023, fees paid to Gordon Brothers were $0.1 million (2022: $0.1 million).
The Company has an investment of $7 million in a loan to Eagle Point Credit Management LLC ("Eagle Point"), which is majority-owned by Trident IX. For the year ended December 31, 2023, the Company has not paid any fees to Eagle Point.
The Company has an investment of $6 million in cumulative preferred shares of Aspida Holdings Ltd. ("Aspida"). The investment was syndicated to the Company by Stone Point. For the year ended December 31, 2023, the Company has not paid any fees to Aspida.
The Company has an investment of $22 million in Monarch Point Re (refer to Note 5 'Investments'), a newly created collateralized reinsurer which is jointly sponsored by the Company and Stone Point. For the year ended December 31, 2023, fees paid to Monarch Point Re were $0.1 million.
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
At December 31, 2023, the Company has $424 million (2022: $462 million) of investments where it is deemed to have the ability to exercise such significant influence. The Company generally pays management and performance fees to the

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

18.    RELATED PARTY TRANSACTIONS (CONTINUED)
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
The agreement covers losses both on a prospective basis and on a retroactive basis. Therefore, the Company has bifurcated the prospective and retroactive elements of the agreement and is accounting for each element separately.

Retroactive element
Reinsurance premiums of $119 million were allocated to the retroactive element of the agreement which was deemed to have met the established criteria for retroactive reinsurance accounting. At the closing date, the Company recognized acquisition costs of $33 million and a loss expense of $7 million in the consolidated statement of operations associated with the retroactive element of the agreement. In addition, the Company recognized reinsurance recoverable on unpaid losses of $76 million and reinsurance recoverable on paid losses of $4 million in the consolidated balance sheets associated with the retroactive element of the agreement (refer to Note 8 'Reserve for Losses and Loss Expenses').

Prospective element
For the year ended December 31, 2023, the Company ceded reinsurance premiums of $287 million and ceded losses of $37 million to Monarch Point Re. In addition, Monarch Point Re paid certain acquisition costs and administrative fees to the Company.
At December 31, 2023, the amount of reinsurance recoverable on unpaid and paid losses was $37 million and the amount of ceded reinsurance payable included in insurance and reinsurance balances payable was $166 million in the consolidated balance sheets.
This transaction was conducted at market rates consistent with negotiated arms-length contracts.
Loan to Monarch Point Re
During 2023, the Company advanced an amount of $297 million to Monarch Point Re. This loan will be repaid in a manner consistent with the timing of amounts due to Monarch Point Re under the retrocession agreement. At December 31, 2023, an amount of $72 million was repaid and was treated as a non-cash activity in the consolidated statement of cash flows. The loan is expected to be repaid in full by May 15, 2025. The loan balance receivable at December 31, 2023 of $225 million is included in loan advances made in the consolidated balance sheets. At December 31, 2023, the Company had committed to advance a further $16 million to Monarch Point Re.
Interest on this loan was payable for the three months ended December 31, 2023 at interest rates between 5.7% and 5.85%. Interest related to this loan was received in advance and is included in other liabilities in the consolidated balance sheets and interest income for this period is included in other insurance related income in the consolidated statement of operations.
Retrocession Agreement with Harrington Re
Harrington and Harrington Re commenced operations in 2016 (refer to Note 5 'Investments'). The Company has the ability to exercise significant influence over the operating and financial policies of Harrington and Harrington Re. In the normal course of business, the Company enters into certain reinsurance transactions with Harrington Re.
For the year ended December 31, 2023, the Company ceded reinsurance premiums of $298 million (2022: $324 million; 2021: $283 million) and ceded losses of $229 million (2022: $234 million; 2021: $188 million) to Harrington Re. In addition, Harrington Re paid certain acquisition costs and administrative fees to the Company.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

18.    RELATED PARTY TRANSACTIONS (CONTINUED)
At December 31, 2023, the amount of reinsurance recoverable on unpaid and paid losses was $933 million (2022: $819 million) and the amount of ceded reinsurance payable included in insurance and reinsurance balances payable was $219 million (2022: $220 million) in the consolidated balance sheets. This transaction was conducted at market rates consistent with negotiated arms-length contracts.
On June 29, 2021, the Company invested $10 million in 7.25% fixed to floating rate, senior unsecured notes due 2031, issued by Harrington.

19.    REORGANIZATION EXPENSES
For the year ended December 31, 2023, reorganization expenses were $29 million (2022: $31 million and 2021: $nil).
In 2023, reorganization expenses included impairments of computer software assets and severance costs mainly related to the Company's "How We Work" program which is focused on simplifying and improving the Company’s operating structure.
In 2022, reorganization expenses included severance costs and software asset impairments attributable to the Company's exit from catastrophe and property reinsurance lines of business in June.

20.    INCOME TAXES
Under current Bermuda law, AXIS Capital's Bermuda subsidiaries are not required to pay any taxes in Bermuda on income or capital gains. The Company has received assurance from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, it will be exempt from taxation in Bermuda until March 2035. Notwithstanding the above, on December 27, 2023 the Bermuda government enacted a corporate income tax which will apply for accounting periods starting on or after January 1, 2025. Importantly, under the Corporate Income Tax Act 2023 of Bermuda, any liability to the tax will apply regardless of any assurances previously provided under the Exempted Undertakings Tax Protection Act 1966 of Bermuda.
AXIS Capital's primary Bermuda subsidiary has an operating branch in Singapore, which is subject to the relevant taxes in that jurisdiction. The Singapore branch is not under examination in that tax jurisdiction but remains subject to examination for tax years 2020 through 2023.
AXIS Capital's U.S. subsidiaries are subject to federal, state and local corporate income taxes, and other taxes applicable to U.S. corporations. The provision for federal income taxes has been determined under the principles of the consolidated tax provisions of the U.S. Internal Revenue Code and regulations. Should the U.S. subsidiaries pay a dividend outside the U.S. group, withholding taxes will apply. AXIS Capital's U.S. subsidiaries are not under examination but remain subject to examination for tax years 2020 through 2023. An Internal Revenue Service ("IRS") examination of the U.S. group was completed in 2023 with respect to tax years 2019 and 2020 and was closed without material adjustments.
In Canada, AXIS Capital's U.S. reinsurance company operates through a branch and its U.S. service company has an unlimited liability company subsidiary based in Canada. The Canadian operations are subject to the relevant taxes in that jurisdiction and remain subject to examination for tax years 2019 through 2023.
AXIS Capital had subsidiaries in Ireland, the U.K., and Brazil in 2023 and AXIS Capital's subsidiaries had branches in the U.K., Switzerland, and Belgium. The Company ceased operations in Dubai in March 2021 and in the Netherlands in December 2021. These subsidiaries and their branches are not under examination but remain subject to examination in all applicable jurisdictions for tax years 2019 through 2023.
In the U.K., the Company operates through a Lloyd’s syndicate whose income is subject to tax in the U.K., payable by its corporate members. The income from operations at Lloyd’s is also subject to taxes in other jurisdictions in which Lloyd's operates, including the U.S. Under a Closing Agreement between Lloyd’s and the IRS, Lloyd's corporate members pay U.S. income tax on U.S. connected income written by Lloyd’s syndicates. To the extent that the Lloyd’s syndicates incur taxes outside the U.K., they may claim a credit for foreign taxes incurred, limited to the U.K. equivalent tax on the same income.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

20.    INCOME TAXES (CONTINUED)
The following table provides an analysis of income tax expense (benefit) and net tax assets:

Year ended December 31,	2023	2022	2021

Current income tax expense (benefit)
U.S.	$12,021	$11,491	$35,229
Europe	32,386	2,366	(6,082)
Bermuda	291	(147)	—
Deferred income tax expense (benefit)
U.S.	(24,042)	(8,147)	(3,369)
Europe	18,932	16,474	36,606
Bermuda(1)	(13,272)	—	—
Total income tax expense (benefit)	$26,316	$22,037	$62,384

Net current tax receivables	$78,570	$46,704	$27,883
Net deferred tax assets (liabilities)	72,850	108,220	12,860

Net tax assets	$151,420	$154,924	$40,743

(1)    Reflects the recognition of a tax benefit in Bermuda on unrealized investment losses included in other comprehensive income (loss) due to the enactment of corporate income tax that will take effect in 2025.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

20.    INCOME TAXES (CONTINUED)
Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The following table provides details of the significant components of deferred tax assets and liabilities:

At December 31,	2023	2022

Deferred tax assets:
Discounting of net reserves for losses and loss expenses	$62,316	$52,992
Unearned premiums	54,104	56,146
Net unrealized investments losses	54,395	71,251
Operating and capital loss carryforwards	100,907	152,896
Accruals not currently deductible	36,407	42,045
Tax credits	11,602	7,619
Other deferred tax assets	4,149	8,590
Deferred tax assets before valuation allowance	323,880	391,539
Valuation allowance	(38,711)	(60,069)
Deferred tax assets net of valuation allowance	285,169	331,470

Deferred tax liabilities:
Deferred acquisition costs	(27,109)	(35,211)
Other investment adjustments and impairments	(7,173)	(20,068)
Intangible assets	(49,486)	(51,993)
Equalization reserves	(2,726)	(2,530)
Acquisition adjustments	(79,466)	(72,351)
Lloyd’s deferred year of account results	(38,194)	(34,068)
Other deferred tax liabilities	(8,165)	(7,029)
Deferred tax liabilities	(212,319)	(223,250)
Net deferred tax assets (liabilities)	$72,850	$108,220

The following table summarizes total operating and capital loss carryforwards and tax credits:

At December 31,	2023	2022

Operating and Capital Loss Carryforwards(1)
Singapore operating loss carryforward	$70,815	$73,769
U.K. operating loss carryforward	293,533	415,274
Ireland operating loss carryforward	78,154	200,822
Ireland capital loss carryforward	716	716
Switzerland operating loss carryforward(2)	123,453	187,057

Tax Credits(1)
Ireland foreign tax credit	$6,922	$655
U.K. foreign tax credit	2,605	2,372
U.S. foreign tax credit(3)	2,074	4,592

(1)    At December 31, 2023, the Singapore, U.K., and Ireland operating and capital loss carryforwards and tax credits can be carried forward
(2)    At December 31, 2023, the Swiss net operating losses can be carried forward 7 years of which $123,453 expires 2029.
(3)    At December 31, 2023, the U.S. foreign tax credit can be carried back 1 year and carried forward 10 years of which, $2,074 expires 2032.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

20.    INCOME TAXES (CONTINUED)

The following table shows an analysis of the movement in the Company's valuation allowance:

At December 31,	2023	2022

Income tax expense (benefit):
Valuation allowance - beginning of year	$39,782	$16,918
Operating loss carryforwards	(8,713)	21,724
Foreign tax credit	4,184	2,401
U.K. branch assets and other foreign rate differentials	(3,565)	(1,261)
Valuation allowance - end of year	$31,688	$39,782

Accumulated other comprehensive income (loss):
Valuation allowance - beginning of year	$20,287	$—
Change in investment - related items	(13,264)	20,287
Valuation allowance - end of year	7,023	20,287

Total valuation allowance - end of year	$38,711	$60,069

At December 31, 2023 and 2022, the Company had a full valuation allowance on operating loss carryforwards relating to operations in Singapore, Ireland and Switzerland, foreign tax credits available in Ireland and certain other deferred tax assets related to branch operations.
In 2023, the valuation allowance decreased by $21 million. The net gain incurred by the AXIS Re SE, the Irish reinsurance company, resulted in the release of a valuation allowance of $25 million against the net deferred tax assets of AXIS Re SE and AXIS Re Europe, the Swiss branch of the Irish reinsurance company, of which $12 million was released in net income (loss) and $13 million was released in other comprehensive income (loss). A valuation allowance of $2 million was also released against U.S. foreign tax credits that were utilized. A valuation allowance of $6 million was recorded against foreign tax credits held by AXIS Specialty Europe SE.
At December 31, 2023 and 2022, the Company's U.S. operations had a deferred tax asset of $54 million and $71 million, respectively, for the unrealized losses on its fixed maturities that were recorded in other comprehensive income (loss). The Company examined the need for a valuation allowance and after considering all positive and negative evidence concluded a valuation allowance against its net unrealized investment losses in the U.S was not required.
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
At December 31, 2023 and 2022, there were no unrecognized tax benefits.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

20.    INCOME TAXES (CONTINUED)
The following table presents the distribution of income before income taxes between domestic and foreign jurisdictions and a reconciliation of the actual income tax rate to the amount computed by applying the effective tax rate of 0% under Bermuda law to income before income taxes:

Year ended December 31,	2023	2022	2021

Income (loss) before income taxes
Bermuda (domestic)	$213,539	$236,781	$431,310
Foreign	189,067	8,340	249,686
Total income before income taxes	$402,606	$245,121	$680,996

Reconciliation of effective tax rate (% of income before income taxes)
Expected tax rate	0.0%	0.0%	0.0%
Foreign taxes at local expected rates:
U.S.	(2.5%)	0.2%	4.8%
Europe	11.9%	1.9%	2.0%
Valuation allowance	(2.0%)	9.5%	(0.5%)
Prior year adjustments	1.3%	(0.3)%	0.2%
Incremental branch taxes	0.9%	(0.4)%	1.5%
Change in enacted tax rate(1)	(3.3%)	(2.2%)	1.5%
Other	0.2%	0.3%	(0.3%)
Actual tax rate	6.5%	9.0%	9.2%

(1)    At December 31, 2023, the change in enacted tax rate represents the enactment of the Bermuda Corporate Income Tax Act of 2023 related to unrealized investment losses included in other comprehensive income (loss). At December 31, 2022, the change in enacted tax rate included a change in the UK tax rate from 19% to 25% and in Belgium from 30% to 25%.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

21.    OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the tax effects allocated to each component of other comprehensive income (loss):

	Before tax amount	Income tax (expense) benefit	Net of tax amount

Year ended December 31, 2023
Available for sale investments:
Unrealized gains (losses) arising during the year for which an allowance for expected credit losses has not been recognized	$294,933	$(36,993)	$257,940
Unrealized gains (losses) arising during the year for which an allowance for expected credit losses has been recognized	11,220	(1,637)	9,583
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	142,324	(13,811)	128,513
Unrealized gains (losses) arising during the year, net of reclassification adjustment	448,477	(52,441)	396,036
Foreign currency translation adjustment	(1,572)	—	(1,572)
Total other comprehensive income (loss), net of tax	$446,905	$(52,441)	$394,464

Year ended December 31, 2022
Available for sale investments:
Unrealized gains (losses) arising during the year for which an allowance for expected credit losses has not been recognized	$(1,171,381)	$127,756	$(1,043,625)
Unrealized gains (losses) arising during the year for which an allowance for expected credit losses has been recognized	(73,063)	5,913	(67,150)
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	335,294	(30,369)	304,925
Unrealized gains (losses) arising during the year, net of reclassification adjustment	(909,150)	103,300	(805,850)
Foreign currency translation adjustment	(10,986)	—	(10,986)
Total other comprehensive income (loss), net of tax	$(920,136)	$103,300	$(816,836)

Year ended December 31, 2021
Available for sale investments:
Unrealized gains (losses) arising during the year for which an allowance for expected credit losses has not been recognized	$(310,710)	$39,263	$(271,447)
Unrealized gains (losses) arising during the year for which an allowance for expected credit losses has been recognized	81	—	81
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	(94,749)	7,635	(87,114)
Unrealized gains (losses) arising during the year, net of reclassification adjustment	(405,378)	46,898	(358,480)
Foreign currency translation adjustment	621	—	621
Total other comprehensive income (loss), net of tax	$(404,757)	$46,898	$(357,859)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

21.    OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)
The following table presents details of amounts reclassified from accumulated other comprehensive income (loss) ("AOCI") to net income (loss):

		Amounts reclassified from AOCI(1)
AOCI components	Consolidated statement of operations line item that includes reclassification adjustment	Year ended December 31,
		2023	2022	2021

Unrealized gains (losses) on available for sale investments
	Other realized gains (losses)	$(129,567)	$(322,726)	$94,771
	Impairment losses	(12,757)	(12,568)	(22)
	Total before tax	(142,324)	(335,294)	94,749
	Income tax (expense) benefit	13,811	30,369	(7,635)
	Net of tax	$(128,513)	$(304,925)	$87,114

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
The statutory capital and surplus in each of the Company's most significant regulatory jurisdictions is shown in the following table:

	Bermuda		Ireland		U.S.
At December 31,	2023	2022	2023	2022	2023	2022

Required statutory capital and surplus	$1,269,943	$1,261,160	$755,076	$699,203	$739,829	$651,460
Available statutory capital and surplus	$3,170,556	$3,156,955	$1,160,932	$1,099,474	$2,187,371	$1,982,618

Bermuda
Under the Insurance Act 1978, amendments thereto and related regulations of Bermuda (the "Act"), the Company's Bermuda subsidiary, AXIS Specialty Bermuda is required to maintain minimum statutory capital and surplus equal to the greater of a minimum solvency margin ("MSM") and the Enhanced Capital Requirement ("ECR"). The MSM is the greater of $100 million, 50% of net premiums written, 15% of net reserve for losses and loss expenses, and 25% of the ECR. The Company's ECR is calculated based on a standard risk-based capital model developed by the Bermuda Monetary Authority ("BMA"). In 2016, the BMA implemented an Economic Balance Sheet ("EBS") framework which is used as the basis to determine the ECR. At December 31, 2023 and 2022, the required and available statutory capital and surplus were based on this EBS framework.
Under the Act, AXIS Specialty Bermuda is restricted as to the payment of dividends for amounts greater than 25% of the prior year’s statutory capital and surplus, whereby an affidavit signed by at least two members of the Board of Directors is required, attesting that any dividend in excess of this amount would not cause the Company to fail to meet its relevant margins. At December 31, 2023, the maximum dividend AXIS Specialty Bermuda could pay, without a signed affidavit, having met minimum levels of statutory capital and surplus requirements, was approximately $730 million (2022: $709 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

22.    STATUTORY FINANCIAL INFORMATION (CONTINUED)

Ireland
Effective January 1, 2016, the Company's Irish subsidiaries, AXIS Specialty Europe and AXIS Re SE, are required to maintain the Minimum Capital Requirement ("MCR") and the Solvency Capital Requirement ("SCR") at all times. The capital requirements are calculated by reference to Solvency II definitions. If an entity falls below the MCR or SCR, the Central Bank of Ireland is authorized to take action to restore the financial position of the Company's Irish subsidiaries. During 2023 and 2022, the Company's Irish subsidiaries were in compliance with these requirements.
The Company's Irish subsidiaries may declare dividends subject to meeting their solvency and capital requirements. The maximum dividend is limited to "excess eligible own funds" which is defined as excess Solvency II capital over the SCR and may also be limited to "profits available for distribution'', which is defined as accumulated realized profits less accumulated realized losses and statutory reserves. The Central Bank of Ireland requires the Company's Irish subsidiaries to notify the regulator prior to any distribution being made. The Central Bank of Ireland then has 30 days to request further information from the Company's Irish subsidiaries and where no further communication is received from the regulator the Company's Irish subsidiaries are free to proceed with the dividend distribution. At December 31, 2023, the maximum dividend the Company's Irish subsidiaries could pay, having met their solvency and capital requirements was approximately $28 million (2022: $51 million).
United States
The Company's U.S. operations required statutory capital and surplus is determined using the risk-based capital formula ("RBC"), which is the National Association of Insurance Commissioners' (the "Commissioner") method of measuring the minimum capital appropriate for U.S. reporting entities to support its overall business operations in consideration of its size and risk profile. If a company falls below the authorized control level as determined under the RBC, the Commissioner is authorized to take whatever regulatory actions may be considered necessary to protect policyholders and creditors. The maximum dividend that may be paid by the Company's U.S. insurance subsidiaries is restricted by the regulatory requirements of the domiciliary states. Generally, the maximum dividend that may be paid by each of the Company's U.S. insurance subsidiaries is limited to unassigned surplus (statutory equivalent of retained earnings) and may also be limited to statutory net income, net investment income or 10% of total statutory capital and surplus. At December 31, 2023, the maximum dividend that the Company's U.S. insurance operations could pay without regulatory approval was approximately $181 million (2022: $119 million).
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 AND 2021

22.    STATUTORY FINANCIAL INFORMATION (CONTINUED)

FAL may be satisfied by cash, certain investments and letters of credit provided by approved banks. At December 31, 2023, fixed maturities and short-term investments with a fair value of $587 million (2022: $530 million) and cash of $13 million (2022: $13 million), respectively, were restricted to satisfy AXIS Corporate Capital UK Limited FAL requirements. At December 31, 2023, fixed maturities and short-term investments with a fair value of $261 million (2022: $176 million), equity securities with a fair value of $27 million (2022: $23 million), and cash of $6 million (2022: $6 million) were restricted to satisfy AXIS Corporate Capital UK II Limited FAL requirements (refer to Note 5 'Investments' and Note 12 'Commitments and Contingencies').
Corporate members can apply to Lloyd's to release accumulated funds, whether syndicate profits or interest on FAL, which are in excess of the agreed FAL requirements on a quarterly basis. At December 31, 2023 and 2022, actual capital and assets exceeded the FAL requirements for Syndicate 1686. Both AXIS Corporate Capital UK Limited and AXIS Corporate Capital UK II Limited continue to support the FAL requirements of Syndicates 1686.

Branch Offices
The Company's operating subsidiaries in Bermuda and the U.S. maintain branch offices in Singapore and Canada, respectively. The Company's Irish operating subsidiaries maintain branch offices in the U.K., Switzerland and Belgium. The Company's Irish operating subsidiaries also maintained a branch office in the Netherlands until December 31, 2021. As branch offices are not considered separate entities for regulatory purposes, the required and actual statutory capital and surplus amounts for each jurisdiction in the table above, include amounts related to the applicable branch offices. The Company's branch offices in Singapore and Canada are subject to additional minimum capital or asset requirements in their countries of domicile. At December 31, 2023 and 2022, the actual capital/assets for each of these branches exceeded the relevant local regulatory requirements.
Total statutory net income (loss) of the Company's operating subsidiaries was $471 million, $134 million, and $569 million for 2023, 2022 and 2021, respectively. The differences between statutory financial statements and statements prepared in accordance with U.S. GAAP vary by jurisdiction, however, the primary differences are that statutory financial statements may not reflect deferred acquisition costs, certain net deferred tax assets, goodwill and intangible assets, unrealized gains (losses) on fixed maturities or certain unauthorized reinsurance recoverable balances.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) at December 31, 2023. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2023, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s management has performed an assessment, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the Company's internal control over financial reporting at December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on that assessment, the Company’s management believes that, at December 31, 2023, the Company's internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
The Company's independent registered public accounting firm has issued an audit report on management's assessment of the Company's internal control over financial reporting at December 31, 2023. This report appears below.
All internal control systems, no matter how well designed, have inherent limitations. As a result, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial reporting and the preparation of financial statements.
Changes in Internal Control Over Financial Reporting
The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended ended December 31, 2023. Based on that evaluation, there were no changes in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of AXIS Capital Holdings Limited

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of AXIS Capital Holdings Limited and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 27, 2024 expressed an unqualified opinion on those financial statements.
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
February 27, 2024

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
As and when allowed by the applicable law and regulations, certain of our non-U.S. subsidiaries provide treaty reinsurance coverage to non-U.S. insurers on a worldwide basis, including insurers of liability, marine, aviation and energy risks, and as a result, these underlying insurance and reinsurance portfolios may have some exposure to Iran. In addition, we provide insurance and facultative reinsurance on a global basis to non-U.S. insureds and insurers, including for liability, marine, aviation and energy risks. Coverage provided to non-Iranian business may indirectly cover an exposure in Iran. For example, certain of our operations underwrite global marine hull war and cargo policies that provide coverage for vessels navigating into and out of ports worldwide, including Iran. For the year ended December 31, 2023, there has been no material amount of premium allocated or apportioned to activities relating to Iran. We intend for our non-U.S. subsidiaries to continue to provide such coverage only to the extent permitted by applicable law.
Insider Trading Arrangements and Policies
During the three months ended December 31, 2023, no director or officer of the Company adopted, terminated or is currently party to a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the sections captioned "Proposal No. 1 – Election of Directors", "Corporate Governance", and "Executive Officers" in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2023 pursuant to Regulation 14A.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections captioned "Executive Compensation", "Compensation Discussion and Analysis", "Director Compensation", "Human Capital and Compensation Committee Report" and "Human Capital and Compensation Committee Interlocks and Insider Participation" in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2023 pursuant to Regulation 14A.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 The information required by this item is incorporated by reference from the sections captioned "Principal Shareholders" and "Equity Compensation Plan Information" in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2023 pursuant to Regulation 14A.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the sections captioned "Certain Relationships and Related Transactions", and "Corporate Governance" in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2023 pursuant to Regulation 14A.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section captioned "Principal Accounting Fees and Services" in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2023 pursuant to Regulation 14A.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Financial Statements, Financial Statement Schedules and Exhibits

1.    Financial Statements
Included in Part II –Refer to Item 8 of this report.

2.    Financial Statement Schedules

Report of Independent Registered Public Accounting Firm
Schedule I    –    Summary of Investments - Other than Investments in Related Parties
Schedule II    –    Condensed Financial Information of Registrant
Schedule III    –    Supplementary Insurance Information
Schedule IV    –    Supplementary Reinsurance Information
Schedules V and VI have been omitted as the information is provided in Item 8, Consolidated Financial Statements, or in the above schedules.

3.    Exhibits

Exhibit Number	Description of Document
2.1	Rule 2.7 Announcement dated July 5, 2017 in connection with acquisition of Novae Group plc (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 6, 2017).

2.2	Rule 2.7 Announcement dated August 24, 2017 in connection with acquisition of Novae Group plc (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 25, 2017).

3.1	Certificate of Incorporation and Memorandum of Association of AXIS Capital Holdings Limited (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Amendment No. 1) (No. 333-103620) filed on April 16, 2003).

3.2	Amended and Restated Bye-laws of AXIS Capital Holdings Limited (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 filed on May 15, 2009).

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).

4.2	Senior Indenture among AXIS Specialty Finance LLC, AXIS Capital Holdings Limited and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of March 23, 2010 (incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q filed on April 27, 2010).

4.3	Senior Indenture among AXIS Specialty Finance PLC, as issuer, the Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of March 13, 2014 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 13, 2014).

4.4	First Supplemental Indenture, dated as of April 3, 2019, among AXIS Specialty Finance PLC, AXIS Capital Holdings Limited and The Bank of New York Mellon Trust Company, N.A., relating to the 5.150% Senior Notes due 2045 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 4, 2019).

4.5	Junior Subordinated Indenture dated as of December 10, 2019, among AXIS Specialty Finance LLC, AXIS Capital Holdings Limited and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 11, 2019).

4.6	First Supplemental Indenture dated as of December 10, 2019, among AXIS Specialty Finance LLC, AXIS Capital Holdings Limited and The Bank of New York Mellon Trust Company, N.A., relating to the 4.900% Junior Subordinated Notes due 2040 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 11, 2019).

4.7	Form of 5.150% Senior Notes due 2045 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on March 13, 2014).

4.8	Form of 4.000% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 6, 2017).

4.9	Form of 3.900% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 19, 2019).

4.10	Form of 4.900% Junior Subordinated Notes due 2040 (incorporated by reference to Exhibit 4.2 (included as Exhibit A to Exhibit 4.2) to the Company's Current Report on Form 8-K filed on December 11, 2019).

4.11	Certificate of Designations setting forth the specific rights, preferences, limitations and other terms of the 5.50% Series E Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 7, 2016).

†4.12	Description of AXIS Capital Holdings Limited's Securities Registered under Section 12 of the Exchange Act.

10.1	Amended and Restated Shareholders Agreement dated December 31, 2002, among AXIS Capital Holdings Limited and each of the persons listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).

*10.2	Employment Agreement by and among Albert Benchimol, AXIS Capital Holdings Limited and AXIS Specialty U.S. Services, Inc. dated May 3, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed on May 9, 2012).

*10.3	Amendment No. 1 to Employment Agreement by and among Albert Benchimol, AXIS Capital Holdings Limited and AXIS Specialty U.S. Services, Inc. dated March 9, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 11, 2015).

*10.4	Amendment No. 2 to Employment Agreement by and among Albert Benchimol, AXIS Capital Holdings Limited and AXIS Specialty U.S. Services, Inc. dated January 19, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 25, 2016).

*10.5	Amendment No. 3 to Employment Agreement by and among Albert Benchimol, AXIS Capital Holdings Limited, AXIS Specialty U.S. Services, Inc. and AXIS Specialty Limited dated January 1, 2017 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed on February 27, 2017).

*10.6	Amendment No. 4 to Employment Agreement by and among Albert Benchimol, AXIS Capital Holdings Limited and AXIS Specialty Limited dated December 6, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 11, 2018).

*10.7	Employment Agreement by and between Peter Vogt and AXIS Specialty U.S. Services, Inc. dated December 11, 2017 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on February 28, 2018).

*10.8	Amendment No. 1 to Employment Agreement by and between Peter Vogt and AXIS Specialty U.S. Services, Inc. dated October 2, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 7, 2020).

*10.9	Amendment No. 2 to Employment Agreement by and between Peter Vogt and AXIS Specialty U.S. Services, Inc. dated June 17, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 21, 2021).

*10.10
Amendment No. 3 to Employment Agreement by and between Peter Vogt and AXIS Specialty U.S. Services, Inc. dated October 6, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 10, 2023).

*10.11	Employment Agreement by and between David Phillips and AXIS Specialty U.S. Services, Inc. dated March 21, 2014 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed on February 26, 2019).

*10.12	Amendment No. 1 to Employment Agreement by and between David Phillips and AXIS Specialty U.S. Services, Inc. dated June 17, 2021 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 21, 2021).

*†10.13	Employment Agreement by and between Conrad D. Brooks and AXIS Specialty U.S. Services, Inc. dated December 14, 2016.

*10.14
Employment Agreement by and between Vincent Tizzio and AXIS Specialty U.S. Services, Inc. dated May 27, 2021 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K filed on February 27, 2023).

*10.15
Amendment No. 1 to Employment Agreement by and between Vincent Tizzio and AXIS Specialty U.S. Services, Inc. dated September 9, 2021 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed on February 27, 2023).

*10.16
Employment Agreement by and between Vincent Tizzio, AXIS Capital Holdings Limited and AXIS Specialty U.S. Services, Inc. dated April 11, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed on April 14, 2023).

*†10.17	Employment Agreement by and between Daniel Draper and AXIS UK Services Limited dated January 19, 2023.

*10.18	2007 Long-Term Equity Compensation Plan, as amended (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed on May 15, 2012).

*10.19	Amended and Restated 2017 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 11, 2021).

*10.20	Second Amended and Restated 2017 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 8, 2023).

*10.21	Executive Long-Term Equity Compensation Program effective February 2021 (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed on February 26, 2021).

*†10.22	Amended and Restated Long-Term Equity Compensation Program effective February 2024.

*†10.23	Amended and Restated Executive Annual Incentive Plan effective February 2024.

*†10.24	Amended and Restated AXIS Executive RSU Retirement Plan.

*10.25	Form of Employee Restricted Stock Unit Award Agreement (Performance Vesting) (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed on February 27, 2017).

*10.26	Form of Employee Restricted Stock Unit Award Agreement (Retirement Eligible/Performance Vesting) (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed on February 27, 2017).

*10.27	Form of Employee Restricted Stock Unit Award Agreement (Retirement Eligible) (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed on February 27, 2017).

*10.28	Form of Employee Restricted Stock Unit Award Agreement (Performance Vesting) (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K filed on February 28, 2018).

*10.29	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K filed on February 28, 2018).

*10.30	Form of Employee Restricted Stock Unit Award Agreement (Performance Vesting) (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K filed on February 26, 2019).

*10.31	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K filed on February 26, 2019).

*10.32	Form of Employee Restricted Stock Unit Award Agreement (Performance Vesting) (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed on February 27, 2020).

*10.33	Form of Employee Restricted Stock Unit Award Agreement (Performance Vesting) (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K filed on February 26, 2021).

*10.34	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K filed on February 26, 2021).

*†10.35	Form of Employee Restricted Stock Unit Award Agreement.

*10.36	Form of Employee Restricted Stock Unit Award Agreement (Three Year - Performance Vesting) (incorporated by reference to Exhibit 10.37 of the Company’s Form 10-K filed on February 27, 2023).

*10.37	Form of Employee Restricted Stock Unit Award Agreement (One Year - Performance Vesting) (incorporated by reference to Exhibit 10.38 of the Company’s Form 10-K filed on February 27, 2023).

*10.38
Form of Employee Restricted Stock Unit Award Agreement (Three Year - Performance Vesting based on absolute total shareholder return) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 1, 2023).

*†10.39	Form of Employee Restricted Stock Unit Award Agreement (Three Year - Performance Vesting based on relative total shareholder return and absolute diluted book value per share).

*10.40	AXIS Specialty U.S. Services, Inc. Supplemental Retirement Plan (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on February 26, 2008).

*10.41	Directors Annual Compensation Program, effective January 1, 2023 (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on February 27, 2023).

*†10.42	Directors Annual Compensation Program, effective January 1, 2024.

10.43	Master Reimbursement Agreement, dated as of May 14, 2010, by and among AXIS Specialty Limited, AXIS Re Limited, AXIS Specialty Europe Limited, AXIS Insurance Company, AXIS Surplus Insurance Company, AXIS Specialty Insurance Company, AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 19, 2010).

10.44	Amendment to Master Reimbursement Agreement dated January 27, 2012 by and among AXIS Specialty Limited, AXIS Re Limited, AXIS Specialty Europe Limited, AXIS Insurance Company, AXIS Surplus Insurance Company, AXIS Specialty Insurance Company and AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 30, 2012).

10.45	Amendment to Committed Facility Letter dated November 20, 2013 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Surplus Insurance Company and AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 21, 2013).

10.46	Amendment to Committed Facility Letter dated March 31, 2015 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Reinsurance Company, AXIS Surplus Insurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 1, 2015).

10.47	Amendment to Facility Fee Letter dated March 31, 2015 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Reinsurance Company, AXIS Surplus Insurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 1, 2015).

10.48	Committed Facility Letter dated December 18, 2015 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Surplus Insurance Company and AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 22, 2015).

10.49	Amendment to Master Reimbursement Agreement dated March 27, 2017 by and among AXIS Specialty Limited, AXIS Re Limited, AXIS Specialty Europe Limited, AXIS Insurance Company, AXIS Surplus Insurance Company, AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 31, 2017).

10.50	Deed of Amendment to $500 million secured letter of credit facility dated December 24, 2019 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Surplus Insurance Company, AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 30, 2019).

10.51	Deed of Amendment to $500 million secured letter of credit facility dated April 1, 2021 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Surplus Insurance Company, AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 6, 2021).

10.52
Deed of Amendment to $500 million secured letter of credit facility dated December 29, 2023 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Surplus Insurance Company, AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 3, 2024).

†21.1	Subsidiaries of the Registrant.

†22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities.

†23.1	Consent of Deloitte Ltd.

†24.1	Power of Attorney (included as part of signature pages hereto).

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*†97.1	Amended and Restated Executive Compensation Recoupment Policy

†101	The following financial information from AXIS Capital Holdings Limited’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL: (i) Consolidated Balance Sheets at December 31, 2023 and 2022; (ii) Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021; (iv) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2023, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Management contract, compensatory plan or arrangement.
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

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2024.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2024.

Signature	Title

/s/ VINCENT TIZZIO	Chief Executive Officer, President and Director (Principal Executive Officer)
Vincent Tizzio

/s/ PETER VOGT	Chief Financial Officer (Principal Financial Officer)
Peter Vogt

/s/ KENT ZIEGLER	Global Corporate Controller (Principal Accounting Officer)
Kent Ziegler

/s/ W. MARSTON BECKER	Director
W. Marston Becker

/s/ CHARLES DAVIS	Director
Charles Davis

/s/ ANNE MELISSA DOWLING	Director
Anne Melissa Dowling

Signature	Title

/s/ STANLEY GALANSKI	Director
Stanley Galanski

/s/ ELANOR HARDWICK	Director
Elanor Hardwick

/s/ MICHAEL MILLEGAN	Director
Michael Millegan

/s/ THOMAS RAMEY	Director
Thomas Ramey

/s/ HENRY SMITH	Director
Henry Smith

/s/ AXEL THEIS	Director
Axel Theis

/s/ BARBARA YASTINE	Director
Barbara Yastine

/s/ LIZABETH ZLATKUS	Director
Lizabeth Zlatkus

SCHEDULE I
AXIS CAPITAL HOLDINGS LIMITED
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES

	At December 31, 2023
	Amortized cost	Fair value	Amount shown on the balance sheet
(in thousands)
Type of investment:
Fixed maturities, available for sale, at fair value
U.S. government and agency	$3,049,445	$3,007,528	$3,007,528
Non-U.S. government	729,761	723,959	723,959
Corporate debt	4,651,654	4,474,172	4,474,172
Agency RMBS	1,706,204	1,634,661	1,634,661
CMBS	897,553	839,696	839,696
Non-agency RMBS	165,910	153,396	153,396
ABS	1,265,187	1,242,971	1,242,971
Municipals	168,540	158,359	158,359
Total fixed maturities, available for sale	$12,634,254	12,234,742	12,234,742
Fixed maturities, held to maturity, at amortized cost
Corporate debt	$95,200	86,671	95,200
ABS	591,096	589,180	591,096
Total fixed maturities, held to maturity	$686,296	675,851	686,296
Mortgage loans, held for investment, at fair value		610,148	610,148
Short-term investments, at fair value		17,216	17,216
Equity securities, at fair value		588,511	588,511
Other investments, at fair value (1)		699,607	949,413
Equity method investments (2)		—	174,634
Total investments		$14,826,075	$15,260,960

(1)Other investments exclude investments where the Company is considered to have the ability to exercise significant influence over the operating and financial policies of the investees.
(2)Equity method investments are excluded as the Company has the ability to exercise significant influence over the operating and financial policies of the investees.

SCHEDULE II
AXIS CAPITAL HOLDINGS LIMITED
CONDENSED BALANCE SHEETS – PARENT COMPANY
DECEMBER 31, 2023 AND 2022

	2023	2022
	(in thousands)
Assets
Investments in subsidiaries	$5,415,302	$4,943,126
Cash and cash equivalents	412	1,932
Other assets	4,751	4,432
Total assets	$5,420,465	$4,949,490

Liabilities
Intercompany payable	$89,430	$225,490
Dividends payable	51,749	52,992
Other liabilities	16,090	31,098
Total liabilities	157,269	309,580

Shareholders’ equity
Preferred shares	550,000	550,000
Common shares (shares issued 2023: 176,580; 2022: 176,580 shares outstanding 2023: 85,286; 2022: 84,668)	2,206	2,206
Additional paid-in capital	2,383,030	2,366,253
Accumulated other comprehensive income (loss)	(365,836)	(760,300)
Retained earnings	6,440,528	6,247,022
Treasury shares, at cost (2023: 91,294; 2022: 91,912)	(3,746,732)	(3,765,271)
Total shareholders’ equity	5,263,196	4,639,910
Total liabilities and shareholders’ equity	$5,420,465	$4,949,490

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

SCHEDULE II
AXIS CAPITAL HOLDINGS LIMITED
CONDENSED STATEMENTS OF OPERATIONS – PARENT COMPANY
YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

	2023	2022	2021
	(in thousands)
Revenues
Net investment income	$—	$—	$—
Total revenues	—	—	—

Expenses
General and administrative expenses	52,334	60,252	62,843
Total expenses	52,334	60,252	62,843

Income (loss) before equity in net income of subsidiaries	(52,334)	(60,252)	(62,843)
Equity in net income of subsidiaries	428,626	283,335	681,452
Net income	376,292	223,083	618,609
Preferred share dividends	30,250	30,250	30,250
Net income available to common shareholders	$346,042	$192,833	$588,359

Comprehensive income (loss)	$770,756	$(593,753)	$260,750

SCHEDULE II
AXIS CAPITAL HOLDINGS LIMITED
CONDENSED STATEMENTS OF CASH FLOWS – PARENT COMPANY
YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

	2023	2022	2021
	(in thousands)
Cash flows from operating activities:
Net income	$376,292	$223,083	$618,609
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income loss of subsidiaries	(428,626)	(283,335)	(681,452)
Change in intercompany payable	(136,059)	32,871	(96,868)
Dividends received from subsidiaries	375,000	225,000	300,000
Other items	(34,626)	(17,140)	7,882
Share-based compensation expense, net of cash payments	54,119	48,494	37,744
Net cash provided by operating activities	206,100	228,973	185,915

Cash flows from financing activities:
Taxes paid on withholding shares	(23,595)	(13,994)	(10,242)
Dividends paid - common shares	(153,775)	(149,341)	(145,603)
Repurchase of common shares - open market	—	(34,987)	—
Dividends paid - preferred shares	(30,250)	(30,250)	(30,250)
Net cash used in financing activities	(207,620)	(228,572)	(186,095)

Increase (decrease) in cash, cash equivalents and restricted cash	(1,520)	401	(180)
Cash, cash equivalents and restricted cash - beginning of year	1,932	1,531	1,711
Cash, cash equivalents and restricted cash - end of year	$412	$1,932	$1,531

SCHEDULE III
AXIS CAPITAL HOLDINGS LIMITED
SUPPLEMENTARY INSURANCE INFORMATION

	At and year ended December 31, 2023
(in thousands)	Deferred acquisition costs	Reserve for losses and loss expenses	Unearned premiums	Net premiums earned	Net investment income(1)	Net losses and loss expenses	Acquisition costs	Other operating expenses(2)	Net premiums written
Insurance	$298,249	$9,507,409	$3,507,519	$3,461,700	$—	$2,080,001	$648,463	$472,094	$3,758,720
Reinsurance	152,701	6,926,609	1,240,083	1,622,081	—	1,313,101	352,482	79,373	1,343,605
Corporate	—	—	—	—	611,742	—	—	132,979	—
Total	$450,950	$16,434,018	$4,747,602	$5,083,781	$611,742	$3,393,102	$1,000,945	$684,446	$5,102,325

	At and year ended December 31, 2022
(in thousands)	Deferred acquisition costs	Reserve for losses and loss expenses	Unearned premiums	Net premiums earned	Net investment income(1)	Net losses and loss expenses	Acquisition costs	Other operating expenses(2)	Net premiums written
Insurance	$249,407	$8,381,593	$3,077,628	$3,134,155	$—	$1,785,854	$577,838	$443,704	$3,377,906
Reinsurance	224,162	6,787,270	1,283,819	2,026,171	—	1,456,556	444,179	106,585	1,885,150
Corporate	—	—	—	—	418,829	—	—	130,054	—
Total	$473,569	$15,168,863	$4,361,447	$5,160,326	$418,829	$3,242,410	$1,022,017	$680,343	$5,263,056

	At and year ended December 31, 2021
(in thousands)	Deferred acquisition costs	Reserve for losses and loss expenses	Unearned premiums	Net premiums earned	Net investment income(1)	Net losses and loss expenses	Acquisition costs	Other operating expenses(2)	Net premiums written
Insurance	$212,681	$7,803,529	$2,716,240	$2,651,339	$—	$1,514,998	$484,344	$429,282	$2,894,885
Reinsurance	252,912	6,849,565	1,374,436	2,058,511	—	1,493,785	437,490	107,552	2,031,739
Corporate	—	—	—	—	454,301	—	—	126,470	—
Total	$465,593	$14,653,094	$4,090,676	$4,709,850	$454,301	$3,008,783	$921,834	$663,304	$4,926,624

(1)The Company evaluates underwriting results of its reportable segments separately from the performance of its investment portfolio. Therefore, the Company believes it is appropriate to exclude net investment income from its underwriting profitability measure.
(2)Amounts related to the Company's reportable segments reflect underwriting-related general and administrative expenses, which includes those general and administrative expenses that are incremental and/or directly attributable to the Company's underwriting operations. Underwriting-related general and administrative expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most comparable GAAP financial measure, presented in the table above, also includes corporate expenses of $133 million, $130 million, and $126 million for the years ended December 31, 2023, 2022 and 2021, respectively. Corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As these costs are not incremental and/or directly attributable to the Company's underwriting operations, these expenses are excluded from underwriting-related general and administrative expenses.

SCHEDULE IV
AXIS CAPITAL HOLDINGS LIMITED
SUPPLEMENTARY REINSURANCE INFORMATION
YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

(in thousands)	GROSS AMOUNT	CEDED TO OTHER COMPANIES	ASSUMED FROM OTHER COMPANIES	NET AMOUNT	PERCENTAGE OF AMOUNT ASSUMED TO NET

2023
Property and Casualty	$5,223,919	$3,161,438	$2,402,378	$4,464,859	53.8%
Accident and Health	311,970	92,762	418,258	637,466	65.6%
Total	$5,535,889	$3,254,200	$2,820,636	$5,102,325	55.3%

2022
Property and Casualty	$4,858,629	$2,900,300	$2,685,677	$4,644,006	57.8%
Accident and Health	244,329	51,239	425,960	619,050	68.8%
Total	$5,102,958	$2,951,539	$3,111,637	$5,263,056	59.1%

2021
Property and Casualty	$4,233,758	$2,700,693	$2,874,687	$4,407,752	65.2%
Accident and Health	171,694	58,667	405,845	518,872	78.2%
Total	$4,405,452	$2,759,360	$3,280,532	$4,926,624	66.6%