Form 10-Q
period 2024-03-31
AXIS CAPITAL HOLDINGS LTD
filed 2024-05-01
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
At April 26, 2024, there were 84,659,970 common shares outstanding, $0.0125 par value per share, of the registrant.

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
Forward-looking statements contained in this report may include, but are not limited to, information regarding our estimates for losses and loss expenses, measurements of potential losses in the fair value of our investment portfolio and derivative contracts, our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the outcome of our strategic initiatives, our expectations regarding pricing, and other market and economic conditions including the liquidity of financial markets, developments in the commercial real estate market, inflation, our growth prospects, and valuations of the potential impact of movements in interest rates, credit spreads, equity securities' prices, and foreign currency exchange rates.
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
Summary of Risk Factors
Investing in our common stock involves substantial risks, and our ability to successfully operate our business is subject to numerous risks, including those that are generally associated with operating in the insurance and reinsurance industry. Some of the more significant material challenges and risks include the following:

Insurance Risk
•the cyclical nature of insurance and reinsurance business leading to periods with excess underwriting capacity and unfavorable premium rates;
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
•losses related to the Israel-Hamas conflict and the associated conflict in the Red Sea, the Russian invasion of Ukraine, terrorism and political unrest, or other unanticipated losses;
•the adverse impact of social and economic inflation;
•the failure of any of the loss limitation methods we employ;
•the failure of our cedants to adequately evaluate risks;

Strategic Risk
•increased competition and consolidation in the insurance and reinsurance industry;
•changes in the political environment of certain countries in which we operate or underwrite business;
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

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2024 (UNAUDITED) AND DECEMBER 31, 2023

	2024	2023
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2024: $12,714,210; 2023: $12,634,254 Allowance for expected credit losses 2024: $4,237; 2023: $10,759)	$12,269,310	$12,234,742
Fixed maturities, held to maturity, at amortized cost (Fair value 2024: $683,726; 2023: $675,851 Allowance for expected credit losses 2024: $nil; 2023: $nil)	693,042	686,296
Equity securities, at fair value (Cost 2024: $545,538; 2023: $543,833)	582,178	588,511
Mortgage loans, held for investment, at fair value (Allowance for expected credit losses 2024: $8,113; 2023: $6,220)	609,704	610,148
Other investments, at fair value	934,724	949,413
Equity method investments	182,594	174,634
Short-term investments, at fair value	75,879	17,216
Total investments	15,347,431	15,260,960
Cash and cash equivalents	1,143,951	953,476
Restricted cash and cash equivalents	697,623	430,509
Accrued interest receivable	107,131	106,055
Insurance and reinsurance premium balances receivable (Allowance for expected credit losses 2024: $13,103; 2023: $11,997)	3,517,242	3,067,554
Reinsurance recoverable on unpaid losses and loss expenses (Allowance for expected credit losses 2024: $37,888; 2023: $36,611)	6,503,188	6,323,083
Reinsurance recoverable on paid losses and loss expenses	472,660	575,847
Deferred acquisition costs	543,343	450,950
Prepaid reinsurance premiums	2,060,717	1,916,087
Receivable for investments sold	5,686	8,767
Goodwill	100,801	100,801
Intangible assets	184,155	186,883
Operating lease right-of-use assets	104,162	108,093
Loan advances made	345,065	305,222
Other assets	625,535	456,385
Total assets	$31,758,690	$30,250,672
Liabilities
Reserve for losses and loss expenses	$16,630,897	$16,434,018
Unearned premiums	5,353,827	4,747,602
Insurance and reinsurance balances payable	1,909,309	1,792,719
Debt	1,314,074	1,313,714
Federal Home Loan Bank advances	85,790	85,790
Payable for investments purchased	493,582	26,093
Operating lease liabilities	119,124	123,101
Other liabilities	346,932	464,439
Total liabilities	26,253,535	24,987,476
Shareholders’ equity
Preferred shares	550,000	550,000
Common shares (shares issued 2024: 176,580; 2023: 176,580 shares outstanding 2024: 84,687; 2023: 85,286)	2,206	2,206
Additional paid-in capital	2,368,144	2,383,030
Accumulated other comprehensive income (loss)	(411,849)	(365,836)
Retained earnings	6,790,558	6,440,528
Treasury shares, at cost (2024: 91,893; 2023: 91,294)	(3,793,904)	(3,746,732)
Total shareholders’ equity	5,505,155	5,263,196
Total liabilities and shareholders’ equity	$31,758,690	$30,250,672
See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	Three months ended March 31,
	2024	2023
	(in thousands, except per share amounts)
Revenues
Net premiums earned	$1,258,041	$1,230,199
Net investment income	167,383	133,771
Other insurance related income	8,340	577
Net investment gains (losses):
(Increase) decrease in allowance for expected credit losses	4,664	(2,811)
Impairment losses	(8)	—
Other realized and unrealized investment gains (losses)	(13,863)	(17,379)
Total net investment gains (losses)	(9,207)	(20,190)
Total revenues	1,424,557	1,344,357

Expenses
Net losses and loss expenses	728,671	720,642
Acquisition costs	254,254	230,373
General and administrative expenses	163,373	166,811
Foreign exchange losses (gains)	(23,552)	8,710
Interest expense and financing costs	17,147	16,894
Reorganization expenses	12,299	—
Amortization of intangible assets	2,729	2,729
Total expenses	1,154,921	1,146,159

Income before income taxes and interest in income (loss) of equity method investments	269,636	198,198
Income tax (expense) benefit	124,654	(15,896)
Interest in income (loss) of equity method investments	1,169	(2,205)
Net income	395,459	180,097
Preferred share dividends	7,563	7,563
Net income available to common shareholders	$387,896	$172,534

Per share data
Earnings per common share:
Earnings per common share	$4.57	$2.03
Earnings per diluted common share	$4.53	$2.01
Weighted average common shares outstanding	84,879	84,864
Weighted average diluted common shares outstanding	85,693	85,853

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	Three months ended March 31,
	2024	2023
	(in thousands)
Net income	$395,459	$180,097
Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	(60,059)	134,567
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	(418)	13,622
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	23,415	40,750
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(37,062)	188,939
Foreign currency translation adjustment	(8,951)	(535)
Total other comprehensive income (loss), net of tax	(46,013)	188,404
Comprehensive income	$349,446	$368,501

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	Three months ended March 31,
	2024	2023
	(in thousands)
Preferred shares
Balance at beginning and end of period	$550,000	$550,000

Common shares (par value)
Balance at beginning and end of period	2,206	2,206

Additional paid-in capital
Balance at beginning of period	2,383,030	2,366,253
Treasury shares reissued	(26,312)	(30,593)
Share-based compensation expense	11,426	11,977
Balance at end of period	2,368,144	2,347,637

Accumulated other comprehensive income (loss)
Balance at beginning of period	(365,836)	(760,300)
Unrealized gains (losses) on available for sale investments, net of tax:
Balance at beginning of period	(347,659)	(743,695)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(37,062)	188,939
Balance at end of period	(384,721)	(554,756)
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	(18,177)	(16,605)
Foreign currency translation adjustment	(8,951)	(535)
Balance at end of period	(27,128)	(17,140)
Balance at end of period	(411,849)	(571,896)

Retained earnings
Balance at beginning of period	6,440,528	6,247,022
Net income	395,459	180,097
Preferred share dividends (1)	(7,563)	(7,563)
Common share dividends (1)	(37,866)	(38,355)
Balance at end of period	6,790,558	6,381,201

Treasury shares, at cost
Balance at beginning of period	(3,746,732)	(3,765,271)
Shares repurchased	(75,728)	(15,945)
Shares reissued	28,556	32,297
Balance at end of period	(3,793,904)	(3,748,919)

Total shareholders’ equity	$5,505,155	$4,960,229

(1) Refer to Note 9 'Shareholders' Equity' for details on dividends declared and paid related to the Company's common and preferred shares.

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	Three months ended March 31,
	2024	2023
	(in thousands)
Cash flows from operating activities:
Net income	$395,459	$180,097
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment (gains) losses	9,207	20,190
Net realized and unrealized gains on other investments	(4,973)	(486)
Amortization of fixed maturities	(8,630)	(2,425)
Interest in (income) loss of equity method investments	(1,169)	2,205
Other amortization and depreciation	14,257	14,971
Share-based compensation expense, net of cash payments	13,670	8,935
Changes in:
Accrued interest receivable	(1,411)	(3,826)
Reinsurance recoverable on unpaid losses and loss expenses	(186,791)	6,675
Reinsurance recoverable on paid losses and loss expenses	98,362	(58,631)
Deferred acquisition costs	(94,737)	(88,700)
Prepaid reinsurance premiums	(144,311)	(80,592)
Reserve for losses and loss expenses	209,390	150,410
Unearned premiums	611,974	462,751
Insurance and reinsurance balances, net	(267,456)	(314,642)
Other items	(258,702)	(56,368)
Net cash provided by operating activities	384,139	240,564

Cash flows from investing activities:
Purchases of:
Fixed maturities, available for sale	(2,450,714)	(1,614,005)
Fixed maturities, held to maturity	(46,534)	(20,001)
Equity securities	(76,270)	(77,560)
Mortgage loans	(1,552)	(14,030)
Other investments	(18,368)	(26,308)
Equity method investments	(6,791)	—
Short-term investments	(82,199)	(54,895)
Proceeds from the sale of:
Fixed maturities, available for sale	2,367,906	1,330,744
Equity securities	97,434	13,162
Other investments	38,027	14,825
Short-term investments	19,325	44,949
Proceeds from redemption of fixed maturities, available for sale	435,700	221,094
Proceeds from redemption of fixed maturities, held to maturity	39,791	1,596
Proceeds from redemption of short-term investments	4,510	10,520
Proceeds from the repayment of mortgage loans	211	5,206
Proceeds from the (purchase) sale of other assets, net	(8,208)	5,299
Loan advances made	(101,229)	(18,130)
Net cash provided by (used in) investing activities	211,039	(177,534)

Cash flows from financing activities:
Repurchase of common shares - open market	(61,607)	—
Taxes paid on withholding shares	(14,121)	(15,945)
Dividends paid - common shares	(40,208)	(40,323)
Dividends paid - preferred shares	(7,563)	(7,563)
Federal Home Loan Bank advances, net	—	5,250
Net cash used in financing activities	(123,499)	(58,581)

Effect of exchange rate changes on foreign currency cash, cash equivalents and restricted cash	(14,090)	193
Increase in cash, cash equivalents and restricted cash	457,589	4,642
Cash, cash equivalents and restricted cash - beginning of period	1,383,985	1,174,653
Cash, cash equivalents and restricted cash - end of period	$1,841,574	$1,179,295

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Supplemental disclosures of cash flow information:
Income taxes paid (refund)	$6,796	$(2,403)
Interest paid	$17,504	$17,110

Supplemental disclosures of cash flow information:
In 2024, $48 million related to a loan advanced to Monarch Point Re (ISA 2023) Ltd. ("Monarch Point Re") was repaid and was treated as a non-cash activity in the consolidated statement of cash flows. In addition, $46 million related to reinsurance balances payables due to Monarch Point Re under the retrocession agreement and $4 million related to ceded losses and loss expenses due from Monarch Point Re under the retrocession agreement were settled and both were treated as a non-cash activity in the consolidated statement of cash flows. Further, $6 million related to interest on the loan advanced to Monarch Point Re was received in advance and was treated as a non-cash activity in the consolidated statement of cash flows.
In 2024, $25 million related to a loan advanced to a third party reinsurer was repaid and $25 million related to reinsurance balances payables due to the third party reinsurer under the retrocession agreement was settled and both were treated as non-cash activities in the consolidated statement of cash flows (refer to Note 10 'Debt').
In 2023, $31 million related to a loan advanced to a third party reinsurer was repaid and was treated as a non-cash activity in the consolidated statement of cash flows. In addition, $31 million related to reinsurance balances payables due to the third party reinsurer under the retrocession agreement and $5 million related to ceded losses and loss expenses due from the party reinsurer under the retrocession agreement were settled and both were treated as a non-cash activity in the consolidated statement of cash flows.

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited consolidated financial statements (the "financial statements") have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the U.S. Securities and Exchange Commission's ("SEC") instructions to Form 10-Q and Article 10 of Regulation S-X and include AXIS Capital Holdings Limited ("AXIS Capital") and its subsidiaries (the "Company"). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and related notes included in AXIS Capital's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC.

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

To facilitate comparison of information across periods, certain reclassifications have been made to prior year amounts to conform to the current year's presentation. At March 31, 2024, the Company presented loan advances made in 2023 separately in the consolidated statements of cash flows. These loan advances made were previously included in insurance and reinsurance balances payable in the consolidated statements of cash flows. This presentation was adopted to facilitate comparison to loan advances made in 2024. This reclassification did not impact results of operations, financial condition or liquidity.
Tabular dollar and share amounts are in thousands, with the exception of per share amounts. All amounts are reported in U.S. dollars.

Significant Accounting Policies

There were no notable changes to the Company's significant accounting policies subsequent to its Annual Report on Form 10-K for the year ended December 31, 2023.

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

The following tables present the underwriting results of the Company's reportable segments, as well as the carrying amounts of allocated goodwill and intangible assets:

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.    SEGMENT INFORMATION (CONTINUED)

	2024			2023
Three months ended and at March 31,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$1,574,505	$1,079,922	$2,654,427	$1,415,612	$966,364	$2,381,976
Net premiums written	1,022,354	699,719	1,722,073	882,576	725,780	1,608,356
Net premiums earned	917,946	340,095	1,258,041	816,456	413,743	1,230,199
Other insurance related income	21	8,319	8,340	54	523	577
Net losses and loss expenses	(496,864)	(231,807)	(728,671)	(449,467)	(271,175)	(720,642)
Acquisition costs	(176,029)	(78,225)	(254,254)	(147,058)	(83,315)	(230,373)
Underwriting-related general and administrative expenses	(122,087)	(15,706)	(137,793)	(116,630)	(23,765)	(140,395)
Underwriting income	$122,987	$22,676	145,663	$103,355	$36,011	139,366

Net investment income			167,383			133,771
Net investment gains (losses)			(9,207)			(20,190)
Corporate expenses			(25,580)			(26,416)
Foreign exchange (losses) gains			23,552			(8,710)
Interest expense and financing costs			(17,147)			(16,894)
Reorganization expenses			(12,299)			—
Amortization of intangible assets			(2,729)			(2,729)
Income before income taxes and interest in income (loss) of equity method investments			269,636			198,198
Income tax (expense) benefit			124,654			(15,896)
Interest in income (loss) of equity method investments			1,169			(2,205)
Net income			395,459			180,097
Preferred share dividends			7,563			7,563
Net income available to common shareholders			$387,896			$172,534

Net losses and loss expenses ratio	54.1%	68.2%	57.9%	55.1%	65.5%	58.6%
Acquisition cost ratio	19.2%	23.0%	20.2%	18.0%	20.1%	18.7%
General and administrative expense ratio	13.3%	4.6%	13.0%	14.2%	5.8%	13.6%
Combined ratio	86.6%	95.8%	91.1%	87.3%	91.4%	90.9%

Goodwill and intangible assets	$284,956	$—	$284,956	$295,872	$—	$295,872

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS
a)     Fixed Maturities, Available for Sale

The following table provides the amortized cost and fair values of the Company's fixed maturities classified as available for sale:

	Amortized cost	Allowance for expected credit losses	Gross unrealized gains	Gross unrealized losses	Fair value

At March 31, 2024
Available for sale
U.S. government and agency	$2,649,595	$—	$1,590	$(57,468)	$2,593,717
Non-U.S. government	757,162	(17)	4,851	(23,798)	738,198
Corporate debt	5,095,372	(3,973)	37,431	(212,892)	4,915,938
Agency RMBS(1)	1,684,869	—	4,273	(103,522)	1,585,620
CMBS(2)	870,433	—	545	(50,585)	820,393
Non-agency RMBS	152,322	(198)	518	(12,650)	139,992
ABS(3)	1,336,681	(49)	2,148	(20,875)	1,317,905
Municipals(4)	167,776	—	371	(10,600)	157,547
Total fixed maturities, available for sale	$12,714,210	$(4,237)	$51,727	$(492,390)	$12,269,310

At December 31, 2023
Available for sale
U.S. government and agency	$3,049,445	$—	$13,211	$(55,128)	$3,007,528
Non-U.S. government	729,761	(30)	13,089	(18,861)	723,959
Corporate debt	4,651,654	(10,438)	49,434	(216,478)	4,474,172
Agency RMBS(1)	1,706,204	—	11,495	(83,038)	1,634,661
CMBS(2)	897,553	—	551	(58,408)	839,696
Non-agency RMBS	165,910	(194)	713	(13,033)	153,396
ABS(3)	1,265,187	(50)	2,855	(25,021)	1,242,971
Municipals(4)	168,540	(47)	414	(10,548)	158,359
Total fixed maturities, available for sale	$12,634,254	$(10,759)	$91,762	$(480,515)	$12,234,742

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

The table below provides the contractual maturities of fixed maturities classified as available for sale:

	Amortized cost	Fair value	% of Total fair value

At March 31, 2024
Maturity
Due in one year or less	$435,592	$427,428	3.6%
Due after one year through five years	5,891,599	5,759,009	46.9%
Due after five years through ten years	2,164,623	2,046,280	16.7%
Due after ten years	178,091	172,683	1.4%
	8,669,905	8,405,400	68.6%
Agency RMBS	1,684,869	1,585,620	12.9%
CMBS	870,433	820,393	6.7%
Non-agency RMBS	152,322	139,992	1.1%
ABS	1,336,681	1,317,905	10.7%
Total	$12,714,210	$12,269,310	100.0%

At December 31, 2023
Maturity
Due in one year or less	$474,557	$463,789	3.6%
Due after one year through five years	5,902,571	5,790,493	47.3%
Due after five years through ten years	2,064,619	1,954,449	16.0%
Due after ten years	157,653	155,287	1.3%
	8,599,400	8,364,018	68.2%
Agency RMBS	1,706,204	1,634,661	13.4%
CMBS	897,553	839,696	6.9%
Non-agency RMBS	165,910	153,396	1.3%
ABS	1,265,187	1,242,971	10.2%
Total	$12,634,254	$12,234,742	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
Gross Unrealized Losses

The following table summarizes fixed maturities, available for sale in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

At March 31, 2024
Fixed maturities, available for sale
U.S. government and agency	$657,958	$(40,409)	$1,669,439	$(17,059)	$2,327,397	$(57,468)
Non-U.S. government	224,688	(20,529)	274,043	(3,269)	498,731	(23,798)
Corporate debt	2,337,348	(202,913)	862,666	(9,979)	3,200,014	(212,892)
Agency RMBS	810,334	(96,973)	414,071	(6,549)	1,224,405	(103,522)
CMBS	665,150	(47,233)	86,723	(3,352)	751,873	(50,585)
Non-agency RMBS	86,352	(12,562)	15,966	(88)	102,318	(12,650)
ABS	447,941	(19,575)	343,163	(1,300)	791,104	(20,875)
Municipals	124,038	(10,203)	7,081	(397)	131,119	(10,600)
Total fixed maturities, available for sale	$5,353,809	$(450,397)	$3,673,152	$(41,993)	$9,026,961	$(492,390)

At December 31, 2023
Fixed maturities, available for sale
U.S. government and agency	$846,503	$(42,465)	$867,733	$(12,663)	$1,714,236	$(55,128)
Non-U.S. government	233,038	(18,178)	115,112	(683)	348,150	(18,861)
Corporate debt	2,623,304	(210,512)	240,813	(5,966)	2,864,117	(216,478)
Agency RMBS	778,656	(80,070)	218,606	(2,968)	997,262	(83,038)
CMBS	703,411	(54,856)	75,242	(3,552)	778,653	(58,408)
Non-agency RMBS	98,483	(13,013)	10,017	(20)	108,500	(13,033)
ABS	879,743	(24,747)	83,582	(274)	963,325	(25,021)
Municipals	129,969	(10,156)	6,238	(392)	136,207	(10,548)
Total fixed maturities, available for sale	$6,293,107	$(453,997)	$1,617,343	$(26,518)	$7,910,450	$(480,515)

At March 31, 2024, 4,138 fixed maturities (2023: 3,535) were in an unrealized loss position of $492 million (2023: $481 million), of which $11 million (2023: $13 million) was related to securities below investment grade or not rated.

At March 31, 2024, 3,004 fixed maturities (2023: 3,212) had been in a continuous unrealized loss position for twelve months or greater and had a fair value of $5,354 million (2023: $6,293 million).

The unrealized losses of $492 million (2023: $481 million) were due to non-credit factors and were expected to be recovered as the related securities approach maturity.

At March 31, 2024, the Company did not intend to sell the securities in an unrealized loss position and it is more likely than not that the Company will not be required to sell these securities before the anticipated recovery of their amortized costs.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
b)     Fixed Maturities, Held to Maturity
The following table provides the amortized cost and fair values of the Company's fixed maturities classified as held to maturity:

	Amortized cost	Allowance for expected credit losses	Net carrying value	Gross unrealized gains	Gross unrealized losses	Fair value

At March 31, 2024
Held to maturity
Corporate debt	$100,217	$—	$100,217	$177	$(9,360)	$91,034
ABS(1)	592,825	—	592,825	270	(403)	592,692
Total fixed maturities, held to maturity	$693,042	$—	$693,042	$447	$(9,763)	$683,726

At December 31, 2023
Held to maturity
Corporate debt	$95,200	$—	$95,200	$298	$(8,827)	$86,671
ABS(1)	591,096	—	591,096	5	(1,921)	589,180
Total fixed maturities, held to maturity	$686,296	$—	$686,296	$303	$(10,748)	$675,851

(1)Asset-backed securities ("ABS") include debt tranched securities collateralized primarily by collateralized loan obligations ("CLOs").

At March 31, 2024, fixed maturities, held to maturity of $693 million (2023: $686 million) were presented net of an allowance for expected credit losses of $nil (2023: $nil).

The Company's ABS, held to maturity consist of CLO debt tranched securities. The Company uses a scenario-based approach to review its CLO debt portfolio and reviews subordination levels of these securities to determine their ability to absorb credit losses of the underlying collateral. If losses are forecast to be below the subordination level for a tranche held by the Company, the security is determined not to have a credit loss. At March 31, 2024, the allowance for credit losses expected to be recognized over the life of the Company's ABS, held to maturity was $nil.

To estimate expected credit losses for corporate debt securities, held to maturity, the Company's projected cash flows are primarily driven by assumptions regarding the severity of loss, which is a function of the probability of default and projected recovery rates. The Company's default and recovery rates are based on credit ratings, credit analysis and macroeconomic forecasts. At March 31, 2024, the allowance for credit losses expected to be recognized over the life of the Company's corporate debt, held to maturity was $nil.
Contractual Maturities
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. ABS classified as held to maturity had a carrying value of $593 million (2023: $591 million).
Corporate debt classified as held to maturity with a net carrying value of $17 million (2023: $nil) is due between 1 year and 3 years and corporate debt classified as held to maturity with a net carrying value of $83 million (2023: $95 million) is due between 3 years and 10 years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
c)     Equity Securities
The following table provides the cost and fair values of the Company's equity securities:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value

At March 31, 2024
Equity securities
Common stocks	$2,843	$25	$(416)	$2,452
Preferred stocks	5,654	161	(113)	5,702
Exchange-traded funds	188,548	99,734	(1,116)	287,166
Bond mutual funds	348,493	2,327	(63,962)	286,858
Total equity securities	$545,538	$102,247	$(65,607)	$582,178

At December 31, 2023
Equity securities
Common stocks	$2,843	$101	$(398)	$2,546
Preferred stocks	5,496	218	(113)	5,601
Exchange-traded funds	182,989	105,858	(1,572)	287,275
Bond mutual funds	352,505	4,119	(63,535)	293,089
Total equity securities	$543,833	$110,296	$(65,618)	$588,511

d)     Mortgage Loans

The following table provides details of the Company's mortgage loans, held for investment:

	March 31, 2024		December 31, 2023
	Carrying value	% of Total	Carrying value	% of Total

Mortgage loans, held for investment:
Commercial	$617,817	101%	$616,368	101%
Allowance for expected credit losses	(8,113)	(1%)	(6,220)	(1)%
Total mortgage loans, held for investment	$609,704	100%	$610,148	100%

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

The Company has a high quality mortgage loan portfolio with a weighted average debt service coverage ratio of 1.9x (2023: 1.9x) and a weighted average loan-to-value ratio of 71% (2023: 71%). At March 31, 2024, and 2023 there were no past due amounts associated with the commercial mortgage loans held by the Company.

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

At March 31, 2024, there are three collateral dependent loans with estimated loan-to-value ratios in excess of 100%, resulting in an allowance for expected credit loss of $8 million (2023: $6 million).

e)     Other Investments

The following table provides a summary of the Company's other investments, together with additional information relating to the liquidity of each category:

	Fair value		Redemption frequency (if currently eligible)	Redemption notice period

At March 31, 2024
Multi-strategy funds	$24,950	3%	Quarterly	60-90 days
Direct lending funds	168,987	18%	Quarterly(1)	90 days
Private equity funds	309,399	33%	n/a	n/a
Real estate funds	309,545	33%	Quarterly(2), Annually(3)	45-90 days
CLO-Equities	4,986	—%	n/a	n/a
Other privately held investments	116,857	13%	n/a	n/a
Total other investments	$934,724	100%

At December 31, 2023
Multi-strategy funds	$24,619	3%	Quarterly	60-90 days
Direct lending funds	192,270	20%	Quarterly(1)	90 days
Private equity funds	301,712	32%	n/a	n/a
Real estate funds	317,325	33%	Quarterly(2), Annually(3)	45-90 days
CLO-Equities	5,300	1%	n/a	n/a
Other privately held investments	108,187	11%	n/a	n/a
Total other investments	$949,413	100%

n/a - not applicable
(1) Applies to one fund with a fair value of $13 million (2023: $17 million).
(2) Applies to one fund with a fair value of $64 million (2023: $66 million).
(3) Applies to one fund with a fair value of $24 million (2023: $25 million).

Two common redemption restrictions which may impact the Company's ability to redeem multi-strategy funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund's net assets which may otherwise hinder the general partner or investment manager's ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During the three months ended March 31, 2024 and 2023, neither of these restrictions impacted the Company's redemption requests. At March 31, 2024, there were no multi-strategy fund holdings (2023: $nil) where the Company is still within the lockup period.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
At March 31, 2024, the Company had $28 million (2023: $28 million) of unfunded commitments as a limited partner in multi-strategy hedge funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until after the completion of the funds' investment term. These funds have investment terms ranging from two years to the dissolution of the underlying fund.

At March 31, 2024, the Company had $190 million (2023: $192 million) of unfunded commitments as a limited partner in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from four to ten years and the General Partners of certain funds have the option to extend the term by up to three years.

At March 31, 2024, the Company had $134 million (2023: $145 million) of unfunded commitments as a limited partner in private equity funds. The life of the funds is subject to the dissolution of the underlying funds. The Company expects the overall holding period to be over six years.
At March 31, 2024, the Company had $105 million (2023: $107 million) of unfunded commitments as a limited partner in real estate funds. These funds include an open-ended fund and funds with investment terms ranging from two years to the dissolution of the underlying fund.
At March 31, 2024, the Company had $23 million (2023: $30 million) of unfunded commitments as a limited partner in three private company investment funds focusing on financial services technology companies with an emphasis on insurance technology companies ("private company investment funds"). Two of these funds have investment terms of 5 years and one fund has an investment term of 10 years.

f)     Equity Method Investments

During 2023, the Company paid $22 million to acquire 18% of the common equity of Monarch Point Re (ISAC) Ltd. and Monarch Point Re (ISA 2023) Ltd., a collateralized reinsurance company formed under the laws of Bermuda as an incorporated segregated accounts company under the Incorporated Segregated Accounts Companies Act 2019, as amended (the "ISAC Act"). During 2024, the Company paid $7 million to acquire 18% of the common equity of Monarch Point Re (ISA 2024) Ltd., (Monarch Point Re (ISAC) Ltd., Monarch Point Re (ISA 2023) Ltd. and Monarch Point Re (ISA 2024) Ltd., individually or collectively "Monarch Point Re").

Monarch Point Re is an independent reinsurer jointly sponsored by the Company and Stone Point Credit, LLC ("Stone Point").

The Company retrocedes a diversified portfolio of casualty reinsurance business to Monarch Point Re and Stone Point serves as its investment manager. As an investor, the Company expects to benefit from underwriting fees generated by Monarch Point Re and the income and capital appreciation Stone Point seeks to deliver through its investment management services.

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

The Company also invests in limited partnerships which represent 74% of the Company's other investments. The investments in limited partnerships include multi-strategy funds, direct lending funds, private equity funds, real estate funds and CLO equity tranched securities, which are variable interests issued by VIEs (refer to Note 3(e) 'Other Investments').

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

h)     Net Investment Income

Net investment income was derived from the following sources:

	Three months ended March 31,
	2024	2023

Fixed maturities	$139,396	$118,262
Other investments	5,673	486
Equity securities	2,762	2,455
Mortgage loans	9,130	8,386
Cash and cash equivalents	13,661	10,012
Short-term investments	3,463	1,660
Gross investment income	174,085	141,261
Investment expenses	(6,702)	(7,490)
Net investment income	$167,383	$133,771

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
i)     Net Investment Gains (Losses)

The following table provides an analysis of net investment gains (losses):

	Three months ended March 31,
	2024	2023

Gross realized investment gains
Fixed maturities and short-term investments	$14,399	$12,370
Equity securities	30,626	1,517
Gross realized investment gains	45,025	13,887
Gross realized investment losses
Fixed maturities and short-term investments	(43,932)	(53,649)
Equity securities	(7,712)	(396)
Gross realized investment losses	(51,644)	(54,045)
(Increase) decrease in allowance for expected credit losses, fixed maturities, available for sale	6,522	(911)
(Increase) decrease in allowance for expected credit losses, mortgage loans	(1,858)	(1,900)
Impairment losses(1)	(8)	—
Change in fair value of investment derivatives(2)	795	(947)
Net unrealized gains (losses) on equity securities	(8,039)	23,726
Net investment losses	$(9,207)	$(20,190)

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
(2) Refer to Note 5 'Derivative Instruments'.

The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale:

	Three months ended March 31,
	2024	2023

Balance at beginning of period	$10,759	$11,733
Expected credit losses on securities where credit losses were not previously recognized	31	613
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	(1,553)	919
Impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—
Securities sold/redeemed/matured	(5,000)	(620)
Balance at end of period	$4,237	$12,645

 j)    Reverse Repurchase Agreements

At March 31, 2024, the Company held $53 million (2023: $12 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents in the Company's consolidated balance sheets. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, the Company receives principal and interest income. The Company monitors the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The tables below present the financial instruments measured at fair value on a recurring basis for the periods indicated:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At March 31, 2024
Assets
Fixed maturities, available for sale
U.S. government and agency	$2,576,715	$17,002	$—	$—	$2,593,717
Non-U.S. government	—	738,198	—	—	738,198
Corporate debt	—	4,789,463	126,475	—	4,915,938
Agency RMBS	—	1,585,620	—	—	1,585,620
CMBS	—	820,393	—	—	820,393
Non-agency RMBS	—	139,992	—	—	139,992
ABS	—	1,317,905	—	—	1,317,905
Municipals	—	157,547	—	—	157,547
	2,576,715	9,566,120	126,475	—	12,269,310
Equity securities
Common stocks	2,452	—	—	—	2,452
Preferred stocks	2	5,700	—	—	5,702
Exchange-traded funds	287,166	—	—	—	287,166
Bond mutual funds	—	286,858	—	—	286,858
	289,620	292,558	—	—	582,178
Other investments
Multi-strategy funds	—	—	—	24,950	24,950
Direct lending funds	—	—	—	168,987	168,987
Private equity funds	—	—	—	309,399	309,399
Real estate funds	—	—	—	309,545	309,545
CLO-Equities	—	—	4,986	—	4,986
Other privately held investments	—	—	96,255	20,602	116,857
	—	—	101,241	833,483	934,724
Short-term investments	—	75,879	—	—	75,879
Other assets
Derivative instruments (refer to Note 5)	—	1,232	—	—	1,232
Total Assets	$2,866,335	$9,935,789	$227,716	$833,483	$13,863,323
Liabilities
Derivative instruments (refer to Note 5)	$—	$2,282	$—	$—	$2,282
Total Liabilities	$—	$2,282	$—	$—	$2,282

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At December 31, 2023
Assets
Fixed maturities, available for sale
U.S. government and agency	$2,989,612	$17,916	$—	$—	$3,007,528
Non-U.S. government	—	723,959	—	—	723,959
Corporate debt	—	4,338,419	135,753	—	4,474,172
Agency RMBS	—	1,634,661	—	—	1,634,661
CMBS	—	839,696	—	—	839,696
Non-agency RMBS	—	153,396	—	—	153,396
ABS	—	1,242,971	—	—	1,242,971
Municipals	—	158,359	—	—	158,359
	2,989,612	9,109,377	135,753	—	12,234,742
Equity securities
Common stocks	2,546	—	—	—	2,546
Preferred stocks	1	5,600	—	—	5,601
Exchange-traded funds	287,275	—	—	—	287,275
Bond mutual funds	—	293,089	—	—	293,089
	289,822	298,689	—	—	588,511
Other investments
Multi-strategy funds	—	—	—	24,619	24,619
Direct lending funds	—	—	—	192,270	192,270
Private equity funds	—	—	—	301,712	301,712
Real estate funds	—	—	—	317,325	317,325
CLO-Equities	—	—	5,300	—	5,300
Other privately held investments	—	—	87,289	20,898	108,187
	—	—	92,589	856,824	949,413
Short-term investments	—	17,216	—	—	17,216
Other assets
Derivative instruments (refer to Note 5)	—	4,424	—	—	4,424
Total Assets	$3,279,434	$9,429,706	$228,342	$856,824	$13,794,306
Liabilities
Derivative instruments (refer to Note 5)	$—	$10,165	$—	$—	$10,165
Total Liabilities	$—	$10,165	$—	$—	$10,165

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The following table quantifies the significant unobservable inputs used in estimating fair values at March 31, 2024 of investments classified as Level 3 in the fair value hierarchy:

	Asset fair value	Valuation technique	Unobservable input	Amount / Range	Weighted average

Other investments - CLO-Equities	$4,986	Discounted cash flow	Default rate	4.5%	4.5%
			Loss severity rate	50.0%	50.0%
			Collateral spread	3.0%	3.0%
			Estimated maturity date	4 years	4 years

Other investments - Other privately held investments	$18,728	Discounted cash flow	Discount rate	6.0%	6.0%
			Default rate	0.5%	0.5%
			Loss absorption yield	1.0%	1.0%
			Estimated maturity date	0-2 years	1 year

Note: Fixed maturities of $126 million that are classified as Level 3 are excluded from the above table as these securities are priced using broker-dealer quotes. In addition, other privately held investments of $78 million that are classified as Level 3 are excluded from the above table as these investments are priced using capital statements received from investee companies.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The following table presents changes in Level 3 for financial instruments measured at fair value on a recurring basis:

	Opening balance	Transfers into Level 3	Transfers out of Level 3	Included in net income(1)	Included in OCI (2)	Purchases	Sales	Settlements/ distributions	Closing balance	Change in unrealized gains/(losses) (3)

Three months ended March 31, 2024
Fixed maturities, available for sale
Corporate debt	$135,753	$—	$—	$(834)	$(495)	$4,231	$—	$(12,180)	$126,475	$—
	135,753	—	—	(834)	(495)	4,231	—	(12,180)	126,475	—
Other investments
CLO-Equities	5,300	—	—	—	—	—	—	(314)	4,986	—
Other privately held investments	87,289	—	—	1,728	—	7,238	—	—	96,255	1,728
	92,589	—	—	1,728	—	7,238	—	(314)	101,241	1,728
Total assets	$228,342	$—	$—	$894	$(495)	$11,469	$—	$(12,494)	$227,716	$1,728

Three months ended March 31, 2023
Fixed maturities, available for sale
Corporate debt	$119,104	$—	$—	$(7)	$1,183	$18,910	$—	$(8,763)	$130,427	$—
	119,104	—	—	(7)	1,183	18,910	—	(8,763)	130,427	—
Other investments
CLO-Equities	5,016	—	—	411	—	—	—	(408)	5,019	411
Other privately held investments	136,158	—	—	336	—	4,459	—	—	140,953	336
	141,174	—	—	747	—	4,459	—	(408)	145,972	747
Total assets	$260,278	$—	$—	$740	$1,183	$23,369	$—	$(9,171)	$276,399	$747

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

Transfers into Level 3 from Level 2

There were no transfers into Level 3 from Level 2 during the three months ended March 31, 2024 and 2023.

Transfers out of Level 3 into Level 2

There were no transfers out of Level 3 into Level 2 during the three months ended March 31, 2024 and 2023.

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

For multi-strategy funds, direct lending funds, private equity funds, real estate funds and private company investment funds, valuation statements are typically released on a reporting lag. Therefore, the Company estimates the fair value of these funds by starting with the most recent fund valuations and adjusting for capital calls, redemptions, drawdowns and distributions. Return estimates are not available from the relevant fund managers for these funds, therefore the Company typically has a reporting lag in its fair value measurements of these funds. At March 31, 2024 and December 31, 2023 all funds measured at fair value using NAVs are reported generally on a one quarter lag.

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
At March 31, 2024, the carrying values of cash and cash equivalents including restricted amounts, accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated fair values due to their short maturities. As these financial instruments are not actively traded, their fair values are classified as Level 2.

At March 31, 2024, the Company's fixed maturities, held to maturity, were recorded at amortized cost with a carrying value of $693 million (2023: $686 million) and a fair value of $684 million (2023: $676 million). The fair values of these securities are determined using a model which uses prepayment speeds and spreads sourced primarily from the new issue market. As the significant inputs used to price these securities are observable market inputs, their fair values are classified as Level 2.

At March 31, 2024, the carrying value of mortgage loans, held for investment, approximated fair value. The fair values of mortgage loans are primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk or are determined from pricing for similar loans. As mortgage loans are not actively traded, their fair values are classified as Level 3.

At March 31, 2024, the Company's debt was recorded at amortized cost with a carrying value of $1,314 million (2023: $1,314 million) and a fair value of $1,204 million (2023: $1,198 million). The fair value of the Company's debt is based on prices obtained from a third-party pricing service and is determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As the yields for the risk-free yield curve and the spreads are observable market inputs, the fair value of this debt is classified as Level 2.

At March 31, 2024, Federal Home Loan Bank advances were recorded at amortized cost with a carrying value of $86 million (2023: $86 million) and a fair value of $86 million (2023: $86 million). As these advances are not actively traded, their fair values are classified as Level 2.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.    DERIVATIVE INSTRUMENTS

The following table provides the balance sheet classifications of derivatives recorded at fair value:

	March 31, 2024			December 31, 2023
	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)

Relating to investment portfolio:
Foreign exchange forward contracts	$110,733	$204	$2	$49,307	$66	$274
Relating to underwriting portfolio:
Foreign exchange forward contracts	1,547,244	1,028	2,280	1,347,559	4,358	9,891
Total derivatives		$1,232	$2,282		$4,424	$10,165

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

The following table provides a reconciliation of gross derivative assets and liabilities to the net amounts presented in the consolidated balance sheets, with the difference being attributable to the impact of master netting agreements:

	March 31, 2024			December 31, 2023
	Gross amounts	Gross amounts offset	Net amounts(1)	Gross amounts	Gross amounts offset	Net amounts(1)

Derivative assets	$4,516	$(3,284)	$1,232	$8,708	$(4,284)	$4,424
Derivative liabilities	$5,566	$(3,284)	$2,282	$14,449	$(4,284)	$10,165

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

The following table provides the total unrealized and realized gains (losses) recognized in net income (loss) for derivatives not designated as hedges:

	Consolidated statement of operations line item that includes gain (loss) recognized in net income (loss)	Three months ended March 31,
		2024	2023

Relating to investment portfolio:
Foreign exchange forward contracts	Net investment gains (losses)	$795	$(947)
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange (losses) gains	(2,015)	11,250
Total		$(1,220)	$10,303

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES
Reserve Roll-Forward

The following table presents a reconciliation of the Company's beginning and ending gross reserve for losses and loss expenses and net reserve for unpaid losses and loss expenses:

	Three months ended March 31,
	2024	2023

Gross reserve for losses and loss expenses, beginning of period	$16,434,018	$15,168,863
Less reinsurance recoverable on unpaid losses and loss expenses, beginning of period	(6,323,083)	(5,831,172)
Net reserve for unpaid losses and loss expenses, beginning of period	10,110,935	9,337,691

Net incurred losses and loss expenses related to:
Current year	728,671	724,680
Prior years	—	(4,038)
	728,671	720,642

Net paid losses and loss expenses related to:
Current year	(50,724)	(38,662)
Prior years	(612,571)	(574,538)
	(663,295)	(613,200)

Foreign exchange and other	(48,602)	46,094

Net reserve for unpaid losses and loss expenses, end of period	10,127,709	9,491,227
Reinsurance recoverable on unpaid losses and loss expenses, end of period	6,503,188	5,823,417
Gross reserve for losses and loss expenses, end of period	$16,630,897	$15,314,644

Estimates for Significant Catastrophe Events

At March 31, 2024, net reserves for losses and loss expenses included estimated amounts for numerous catastrophe events. The magnitude and complexity of losses arising from certain of these events inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at estimated net reserves for losses and loss expenses. These events include Hurricane Ian, Winter Storm Elliot, June European Convective Storms, the Russia-Ukraine war and COVID-19 which occurred in 2022. As a result, actual losses for these events may ultimately differ materially from current estimates. During the three months ended March 31, 2024, the Company recognized catastrophe and weather-related losses, net of reinsurance, of $20 million (2023: $38 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
Prior Year Reserve Development

The Company's net prior year reserve development arises from changes to estimates of losses and loss expenses related to loss events that occurred in previous calendar years. The following table presents net prior year reserve development by segment:

	Three months ended March 31,
	2024	2023
	Favorable (Adverse)	Favorable (Adverse)

Insurance	$—	$1,041
Reinsurance	—	2,997
Total	$—	$4,038

The following sections provide further details on net prior year reserve development by segment, line of business and accident year:

Insurance Segment:

Prior year reserve development by line of business was as follows:

	Three months ended March 31,
	2024	2023
	Favorable (Adverse)	Favorable (Adverse)

Property	$8,011	$5,900
Accident and health	—	(304)
Marine and aviation	(8,011)	13,221
Cyber	—	8,452
Professional lines	—	(12,594)
Credit and political risk	—	4,519
Liability	—	(18,153)
Total	$—	$1,041

2024
For the three months ended March 31, 2024, net prior year reserve development of $nil was recognized, the principal components of which were:
•$8 million of net favorable prior year reserve development on property business primarily due to better than expected loss emergence mainly related to the 2021 and 2022 accident years.
•$8 million of net adverse prior year reserve development on marine and aviation business primarily due to an increase in the loss estimate attributable to a specific large claim related to the 2019 accident year.
2023
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
•$13 million of net adverse prior year reserve development on professional lines business primarily due to reserve strengthening within the U.S. commercial management solutions book of business related to several accident years and U.S. financial institutions book of business mainly related to the 2018 accident year.
Reinsurance Segment:
Prior year reserve development by line of business was as follows:

	Three months ended March 31,
	2024	2023
	Favorable (Adverse)	Favorable (Adverse)

Accident and health	$—	$6,988
Agriculture	—	11,891
Marine and aviation	—	(250)
Professional lines	—	(3,225)
Credit and surety	—	(546)
Motor	—	(17,122)
Liability	—	(32,853)
Run-off lines
Catastrophe	—	31,058
Property	—	6,883
Engineering	—	173
Total run-off lines	—	38,114
Total	$—	$2,997

2024
For the three months ended March 31, 2024, net prior year reserve development of $nil was recognized.
2023
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.    EARNINGS PER COMMON SHARE
The following table presents a comparison of earnings per common share and earnings per diluted common share:

	Three months ended March 31,
	2024	2023

Earnings per common share
Net income	$395,459	$180,097
Less: Preferred share dividends	7,563	7,563
Net income available to common shareholders	$387,896	$172,534
Weighted average common shares outstanding	84,879	84,864
Earnings per common share	$4.57	$2.03

Earnings per diluted common share
Net income available to common shareholders	$387,896	$172,534

Weighted average common shares outstanding	84,879	84,864
Share-based compensation plans	814	989
Weighted average diluted common shares outstanding	85,693	85,853

Earnings per diluted common share	$4.53	$2.01

Weighted average anti-dilutive shares excluded from the dilutive computation	748	805

8.    SHARE-BASED COMPENSATION

Performance Restricted Stock Units

Performance Restricted Stock Units granted in 2024 with a market condition

Certain share-settled performance restricted stock units granted in 2024 include a market condition which is the Company’s total shareholder return relative to its peer group ("Relative TSR") over the performance period. Relative TSR is calculated in accordance with the terms of the applicable award agreement. If performance goals are achieved, these awards will cliff vest at the end of a three-year performance period within a range of 0% to 200% of target.

Performance Restricted Stock Units granted in 2024 with a performance condition

Certain share-settled performance restricted stock units granted in 2024 include a performance condition which is the Company’s average annual growth in book value per diluted common share, plus accumulated dividends over the performance period, adjusted to exclude unrealized investment gains (losses) recognized in accumulated other comprehensive income, and share repurchases during the performance period ("Adjusted DBVPS"). Adjusted DBVPS is calculated in accordance with the terms of the applicable award agreement. If performance goals are achieved, these awards will cliff vest at the end of a three-year performance period within a range of 0% to 200% of target.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.    SHARE-BASED COMPENSATION (CONTINUED)
Valuation assumptions

Performance Restricted Stock Units granted in 2024 and 2023 with a market condition

The fair value of these performance restricted stock units was measured on the grant date using a Monte Carlo simulation model.

The following table provides details of the significant inputs used in the Monte Carlo simulation model:

Three months ended March 31,	2024	2023 (1)	2023 (2)

Expected volatility	26.00%	36.24%	29.30%
Expected term (in years)	3.0	3.0	1.0
Expected dividend yield	n/a	n/a	n/a
Risk-free interest rate	4.06%	3.79%	4.61%

n/a - not applicable
(1) Performance restricted stock units granted in the ordinary course of business
(2) Performance restricted stock units granted in the three months ended March 31, 2023 in relation to senior leadership transition

Beginning share price, Ending share price and Expected term

Performance restricted stock units granted in 2024
The beginning share price for awards was based on the average closing share price over the 30 trading days preceding and including the start of the performance period. The ending share price was based on the average projected closing share price over the 30 trading days preceding and including the end of the performance period. Performance for these awards is measured from January 1, 2024 to December 31, 2026.

Performance restricted stock units granted in 2023 and performance restricted stock units granted in the three months ended March 31, 2023 in relation to senior leadership transition
The beginning share price for awards was based on the average closing share price over the 10 trading days preceding and including the start of the performance period. The ending share price was based on the projected average closing share price over the 10 trading days preceding and including the end of the performance period. Performance for awards granted in 2023 is generally measured from January 1, 2023 to December 31, 2025, with performance for awards granted to one senior leader being measured from January 1, 2023 to December 31, 2023.

Expected volatility
The expected volatility is estimated based on the Company's historical share price volatility.

Expected dividend yield
The expected dividend yield is not applicable to the performance restricted stock units as dividends are paid at the end of the vesting period and do not affect the value of the performance restricted stock units.

Risk-free interest rate
The risk-free rate is estimated based on the yield on a U.S. treasury zero-coupon bond issued with a remaining term equal to the vesting period of the performance restricted stock units.

Compensation expense associated with performance restricted stock units granted in 2024 and 2023 is determined on the grant date based on the fair value calculated by the Monte Carlo simulation model, and is recognized on a straight-line basis over the requisite service period. During the three months ended March 31, 2023, the transition in our senior leadership resulted in a modification of the previously existing vesting terms of the outstanding restricted stock units and performance restricted stock units granted in 2022 and earlier of one senior leader, and a modification of the performance period of that leader's performance restricted stock units granted in 2022. The modifications did not result in incremental compensation expense.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.    SHARE-BASED COMPENSATION (CONTINUED)
Performance Restricted Stock Units granted in 2024 with a performance condition

The fair value of these performance restricted stock units was determined based on the closing price of the Company's common shares on the grant date, and compensation expense is recognized on a straight-line basis over the requisite service period, and is subject to periodic adjustment based on the achievement of established performance criteria during the performance period.

The following table provides an activity summary of the Company's share-settled restricted stock units for the three months ended March 31, 2024:

	Share-Settled Performance Restricted Stock Units		Share-Settled Service Restricted Stock Units
	Number of restricted stock units	Weighted average grant date fair value	Number of restricted stock units	Weighted average grant date fair value

Non-vested restricted stock units - beginning of period	144	$65.69	1,855	$55.21
Granted	104	65.77	696	59.34
Vested	—	—	(682)	54.67
Forfeited	—	—	(78)	55.29
Non-vested restricted stock units - end of period	248	$65.73	1,791	$57.02

The following table provides additional information related to share-based compensation:

Three months ended March 31,	2024	2023

Share-based compensation expense	$13,671	$12,526
Tax benefits associated with share-based compensation expense	$2,763	$2,647
Fair value of restricted stock units vested(1)	$41,156	$50,714
Unrecognized share-based compensation expense	$92,556	$108,882
Expected weighted average period associated with the recognition of unrecognized share-based compensation expense	2.9 years	2.8 years

(1) Fair value is based on the closing price of the Company's common shares on the vest date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.    SHAREHOLDERS' EQUITY
The following table presents changes in common shares issued and outstanding:

	Three months ended March 31,
	2024	2023

Shares issued, balance at beginning of period	176,580	176,580
Shares issued	—	—
Total shares issued at end of period	176,580	176,580

Treasury shares, balance at beginning of period	(91,294)	(91,912)
Shares repurchased	(1,281)	(262)
Shares reissued	682	777
Total treasury shares at end of period	(91,893)	(91,397)

Total shares outstanding	84,687	85,183

Treasury Shares
The following table presents common shares repurchased from shares held in Treasury:

	Three months ended March 31,
	2024	2023

In the open market:(1)
Total shares	1,048	—
Total cost	$61,607	$—
Average price per share(2)	$58.79	$—

From employees:(3)
Total shares	233	262
Total cost	$14,121	$15,945
Average price per share(2)	$60.70	$60.82

Total shares repurchased:
Total shares	1,281	262
Total cost	$75,728	$15,945
Average price per share(2)	$59.13	$60.82

(1) Shares are repurchased pursuant to the Company's Board-authorized share repurchase program announced in December 2023, effective January 1, 2024 through to December 31, 2024.
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

Three months ended March 31, 2024
Common shares	$0.44	$—	$0.44
Series E preferred shares	$34.38	$—	$34.38

Three months ended March 31, 2023
Common shares	$0.44	$—	$0.44
Series E preferred shares	$34.38	$—	$34.38

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.    DEBT AND FINANCING ARRANGEMENTS
Loan Advances made to a Third Party Reinsurer

At March 31, 2024, loan advances of $25 million (2023: $82 million) were repaid and were treated as a non-cash activity in the consolidated statement of cash flows. The loan balance receivable at March 31, 2024, of $55 million (2023: $80 million) is included in loan advances made in the consolidated balance sheets. At December 31, 2023, the Company had committed to advance a further $26 million to the third party reinsurer. During 2024, the third party reinsurer advised the Company that this advance was no longer required.
Letter of Credit Facility

On March 26, 2024, the $500 million Facility was amended to reduce the committed utilization capacity available under the Facility to $300 million, enter into an uncommitted secured letter of credit facility with Citibank Europe plc, extend the tenors of issuable letters of credit to March 31, 2026 and make certain updates to the facility's collateral and fee arrangements.

11.     FEDERAL HOME LOAN BANK ADVANCES

The Company's subsidiaries, AXIS Insurance Company and AXIS Surplus Insurance Company, are members of the Federal Home Loan Bank of Chicago ("FHLB").

At March 31, 2024, the companies had admitted assets of approximately $3 billion (2023: $3 billion) which provides borrowing capacity of up to approximately $759 million (2023: $759 million).

At March 31, 2024, the Company had $86 million (2023: $86 million) of borrowings under the FHLB program, with maturities in 2024 and 2025 and interest payable at interest rates between 5.6% and 5.7% (2023: 5.6% and 5.9%). The Company incurred interest expense of $1 million for the three months ended March 31, 2024 and 2023. The borrowings under the FHLB program are secured by investments with a fair value of $90 million (2023: $95 million).

12.    COMMITMENT AND CONTINGENCIES

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.    OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the tax effects allocated to each component of other comprehensive income (loss):

	2024			2023
	Before tax amount	Income tax (expense) benefit	Net of tax amount	Before tax amount	Income tax (expense) benefit	Net of tax amount

Three months ended March 31,
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	$(76,408)	$16,349	$(60,059)	$153,851	$(19,284)	$134,567
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	(434)	16	(418)	14,950	(1,328)	13,622
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	24,879	(1,464)	23,415	44,121	(3,371)	40,750
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(51,963)	14,901	(37,062)	212,922	(23,983)	188,939
Foreign currency translation adjustment	(8,951)	—	(8,951)	(535)	—	(535)
Total other comprehensive income (loss), net of tax	$(60,914)	$14,901	$(46,013)	$212,387	$(23,983)	$188,404

The following table presents details of amounts reclassified from accumulated other comprehensive income (loss) ("AOCI") to net income (loss):

		Amount reclassified from AOCI(1)
AOCI Components	Consolidated statement of operations line item that includes reclassification adjustment	Three months ended March 31,
		2024	2023

Unrealized gains (losses) on available for sale investments
	Other realized gains (losses)	$(24,871)	$(44,121)
	Impairment losses	(8)	—
	Total before tax	(24,879)	(44,121)
	Income tax (expense) benefit	1,464	3,371
	Net of tax	$(23,415)	$(40,750)

(1)     Amounts in parentheses are charges to net income (loss).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.    RELATED PARTY TRANSACTIONS

During 2018, the Company entered into a quota share retrocessional agreement with Harrington Re which was deemed to have met the established criteria for retroactive reinsurance accounting. During 2024, the Company entered into a reinsurer novation and replacement agreement with Harrington Re and a third party reinsurer with respect to this quota share retrocession contract.

15.    REORGANIZATION EXPENSES

For the three months ended March 31, 2024, reorganization expenses were $12 million (2023: $nil) primarily related to severance costs mainly attributable to the Company's "How We Work" program which is focused on simplifying the Company’s operating structure.

16.    INCOME TAXES
On December 27, 2023, the Government of Bermuda enacted the Corporate Income Tax Act 2023 (the "Act") which will apply a corporate income tax of 15% for fiscal years beginning on or after January 1, 2025. The Act includes a provision referred to as the economic transition adjustment, which is intended to provide a fair and equitable transition into the tax regime. Pursuant to the Act and subsequently issued guidance, the Company recorded a net deferred tax asset of $163 million in the three months ended March 31, 2024 which it expects to utilize mainly over a 10-year period. The Company expects to incur increased taxes in Bermuda beginning in 2025.

The following table provides an analysis of income tax expense (benefit):

Three months ended March 31,	2024	2023

Current income tax expense (benefit)
U.S.	$21,498	$10,905
Europe	5,528	3,174
Bermuda	—	199
Deferred income tax expense (benefit)
U.S.	2,745	70
Europe	8,280	1,548
Bermuda	(162,705)	—
Total income tax expense (benefit)	$(124,654)	$15,896

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
16.    INCOME TAXES (CONTINUED)
The following table presents the distribution of income before income taxes between domestic and foreign jurisdictions and a reconciliation of the actual income tax rate to the amount computed by applying the effective tax rate of 0% under Bermuda law to income before income taxes:

Three months ended March 31,	2024	2023

Income before income taxes
Bermuda (domestic)	$83,231	$106,604
Foreign	187,574	89,388
Total income before income taxes	$270,805	$195,992

Reconciliation of effective tax rate (% of income before income taxes)
Expected tax rate	—%	—%
Foreign taxes at local expected rates:
U.S.	9.2%	5.4%
Europe	5.0%	3.2%
Valuation allowance	(0.7%)	(1.8%)
Bermuda Economic Transition Adjustment	(60.1%)	—%
Other	0.6%	1.3%
Actual tax rate	(46.0%)	8.1%

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2024 and 2023 and our financial condition at March 31, 2024 and December 31, 2023. This should be read in conjunction with Item 1 Consolidated Financial Statements of this report and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023. Unless otherwise noted, tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

FIRST QUARTER 2024 FINANCIAL HIGHLIGHTS

First Quarter 2024 Consolidated Results of Operations

•Net income available to common shareholders of $388 million, or $4.57 per common share, and $4.53 per diluted common share
•Operating income(1) of $220 million, or $2.57 per diluted common share(1)
•Gross premiums written of $2.7 billion
•Net premiums written of $1.7 billion
•Net premiums earned of $1.3 billion
•Pre-tax catastrophe and weather-related losses, net of reinsurance, of $20 million ($17 million, after-tax), (Insurance: $19 million; Reinsurance: $1 million), or 1.5 points attributable to weather-related events.
•Underwriting income(2) of $146 million and combined ratio of 91.1%
•Net investment income of $167 million
•Net investment losses of $9 million
•Foreign exchange gains of $24 million
•Reorganization expenses of $12 million
•Income tax benefit of $125 million, inclusive of a net deferred tax benefit of $163 million attributable to Bermuda's Corporate Income Tax Act 2023. Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview – Recent Developments – Bermuda Corporate Income Tax Act 2023 for further details.
First Quarter 2024 Consolidated Financial Condition
•Total cash and investments of $16.8 billion; fixed maturities, short-term investments, and cash and cash equivalents comprise 89% of total cash and investments and have an average credit rating of AA-
•Total assets of $31.8 billion
•Reserve for losses and loss expenses of $16.6 billion and reinsurance recoverable on unpaid and paid losses and loss expenses of $7.0 billion
•Debt of $1.3 billion and debt to total capital ratio(3) of 19.3%
•Total common shares repurchased were 1.3 million shares for a total of $76 million, including $62 million repurchased pursuant to our Board-authorized share repurchase program and $14 million from employees to satisfy personal withholding tax liabilities that arise on the vesting of share-settled restricted stock units
•Common shareholders’ equity of $5.0 billion; book value per diluted common share of $57.13
(1)Operating income (loss) and operating income (loss) per diluted common share are non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. The reconciliations to the most comparable GAAP financial measures, net income (loss) available (attributable) to common shareholders and earnings (loss) per diluted common share, respectively, and a discussion of the rationale for the presentation of these items are provided in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures Reconciliation'.
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
We provide our clients and distribution partners with a broad range of risk transfer products and services, and strong capacity, backed by excellent financial strength. We manage our portfolio holistically, aiming to construct the optimum portfolio of risks, consistent with our risk appetite and the development of our franchise. We nurture an ethical, entrepreneurial, disciplined and diverse culture that promotes outstanding client service, intelligent risk taking, operating efficiency, corporate citizenship and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a global leader in specialty risks. The execution of our business strategy for the first three months of 2024 included the following:
•growing in a number of attractive specialty insurance and reinsurance markets including U.S. excess and surplus lines and Lloyd's specialty insurance business;

•re-balancing our portfolio towards less volatile lines of business, that carry attractive returns while deploying capital within risk limit tolerance, diversification criteria and risk management strategy;

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

•improving the effectiveness and efficiency of our operating platforms and processes through our "How We Work" program;

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

Outlook

We are committed to leadership in specialty insurance and reinsurance. We believe our market positioning, specialty underwriting acumen, global platform, claims management capabilities and deep relationships with our distributors and clients, supported by a conservative and well performing investment portfolio, will provide opportunities for increased profitability.

Across the majority of our business lines, we view pricing to be attractive and we anticipate rate movement to remain slightly positive and above loss cost trends. Pricing momentum is expected to slow across many lines but the ability to access well-priced new business should remain. We expect dislocations in the admitted market to continue to drive additional risk types into the U.S. Wholesale channel.

Pricing momentum in non-proportional reinsurance continues to be strong while our proportional reinsurance business is benefiting from rate increases in the underlying business. We expect these market conditions to persist in the near term. We continue to focus on underwriting discipline to drive targeted profitable growth among the specialty and casualty reinsurance lines that we offer.

Across the business, we will continue to pursue targeted growth opportunities by employing a disciplined underwriting strategy and appetite. Where prices continue to deliver adequate profitability, we will look to grow within our risk and volatility guidelines. With a strengthened book of business, and a growing footprint in the specialty markets that are seeing the most favorable conditions, we believe AXIS is well positioned to drive profitable growth within the current environment.

Recent Developments

How We Work Program

Reorganization expenses of $12 million primarily relate to severance costs mainly attributable to our "How We Work" program which is focused on simplifying the operating structure.
Bermuda Corporate Income Tax Act 2023

On December 27, 2023, the Government of Bermuda enacted the Corporate Income Tax Act 2023 (the "Act") which will apply a corporate income tax of 15% for fiscal years beginning on or after January 1, 2025. The Act includes a provision referred to as the economic transition adjustment, which is intended to provide a fair and equitable transition into the tax regime. Pursuant to the Act and subsequently issued guidance, we recorded a net deferred tax asset of $163 million in the first quarter of 2024 which we expect to utilize mainly over a 10-year period. We expect to incur increased taxes in Bermuda beginning in 2025. The Bermuda net deferred tax benefit is excluded from operating income (loss).

CONSOLIDATED RESULTS OF OPERATIONS

	Three months ended March 31,
	2024	% Change	2023

Underwriting revenues:
Gross premiums written	$2,654,427	11%	$2,381,976
Net premiums written	1,722,073	7%	1,608,356
Net premiums earned	1,258,041	2%	1,230,199
Other insurance related income	8,340	nm	577
Underwriting expenses:
Net losses and loss expenses	(728,671)	1%	(720,642)
Acquisition costs	(254,254)	10%	(230,373)
Underwriting-related general and administrative expenses(1)	(137,793)	(2%)	(140,395)
Underwriting income (2)	145,663		139,366

Net investment income	167,383	25%	133,771
Net investment gains (losses)	(9,207)	(54%)	(20,190)
Corporate expenses(1)	(25,580)	(3%)	(26,416)
Foreign exchange (losses) gains	23,552	nm	(8,710)
Interest expense and financing costs	(17,147)	1%	(16,894)
Reorganization expenses	(12,299)	nm	—
Amortization of intangible assets	(2,729)	—%	(2,729)
Income before income taxes and interest in income (loss) of equity method investments	269,636		198,198
Income tax (expense) benefit	124,654	nm	(15,896)
Interest in income (loss) of equity method investments	1,169	nm	(2,205)
Net income	395,459		180,097
Preferred share dividends	(7,563)	—%	(7,563)
Net income available to common shareholders	$387,896		$172,534

nm – not meaningful is defined as a variance greater than +/-100%
(1)Underwriting-related general and administrative expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most comparable GAAP financial measure, also included corporate expenses of $26 million for the three months ended March 31, 2024 and 2023, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for further details on corporate expenses. Refer also to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures Reconciliation' for further details.
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

Underwriting Revenues

Underwriting revenues by segment were as follows:

	Three months ended March 31,
	2024	% Change	2023

Gross premiums written:
Insurance	$1,574,505	11%	$1,415,612
Reinsurance	1,079,922	12%	966,364
Total gross premiums written	$2,654,427	11%	$2,381,976

Percent of gross premiums written ceded
Insurance	35%	(3 pts)	38%
Reinsurance	35%	10 pts	25%
Total percent of gross premiums written ceded	35%	2 pts	33%

Net premiums written:
Insurance	$1,022,354	16%	$882,576
Reinsurance	699,719	(4%)	725,780
Total net premiums written	$1,722,073	7%	$1,608,356

Net premiums earned:
Insurance	$917,946	12%	$816,456
Reinsurance	340,095	(18%)	413,743
Total net premiums earned	$1,258,041	2%	$1,230,199

Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment' for further details on underwriting revenues.

Combined Ratio

The components of the combined ratio were as follows:

	Three months ended March 31,
	2024	% Point Change	2023

Current accident year loss ratio, excluding catastrophe and weather-related losses	56.4%	0.6	55.8%
Catastrophe and weather-related losses ratio	1.5%	(1.6)	3.1%
Current accident year loss ratio	57.9%	(1.0)	58.9%
Prior year reserve development ratio	—%	0.3	(0.3%)
Net losses and loss expenses ratio	57.9%	(0.7)	58.6%
Acquisition cost ratio	20.2%	1.5	18.7%
General and administrative expense ratio(1)	13.0%	(0.6)	13.6%
Combined ratio	91.1%	0.2	90.9%

(1) The general and administrative expense ratio included corporate expenses not allocated to underwriting segments of 2.0% and 2.1% for the three months ended March 31, 2024 and 2023, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for further details.

Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment' for further details on underwriting expenses.

RESULTS BY SEGMENT

Insurance Segment

Results for the insurance segment were as follows:

	Three months ended March 31,
	2024	% Change	2023

Revenues:
Gross premiums written	$1,574,505	11%	$1,415,612
Net premiums written	1,022,354	16%	882,576
Net premiums earned	917,946	12%	816,456
Other insurance related income	21	(61%)	54

Expenses:
Current accident year net losses and loss expenses	(496,864)		(450,508)
Prior year reserve development	—		1,041
Acquisition costs	(176,029)		(147,058)
Underwriting-related general and administrative expenses	(122,087)		(116,630)

Underwriting income	$122,987		$103,355

Ratios:		% Point Change
Current accident year loss ratio, excluding catastrophe and weather-related losses	52.0%	(0.2)	52.2%
Catastrophe and weather-related losses ratio	2.1%	(0.9)	3.0%
Current accident year loss ratio	54.1%	(1.1)	55.2%
Prior year reserve development ratio	—%	0.1	(0.1%)
Net losses and loss expenses ratio	54.1%	(1.0)	55.1%
Acquisition cost ratio	19.2%	1.2	18.0%
Underwriting-related general and administrative expense ratio	13.3%	(0.9)	14.2%
Combined ratio	86.6%	(0.7)	87.3%

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended March 31,
	2024		2023		% Change

Professional lines	$236,665	15%	$221,615	16%	7%
Property	478,835	30%	381,339	27%	26%
Liability	287,705	18%	284,026	20%	1%
Cyber	132,936	8%	152,788	11%	(13%)
Marine and aviation	262,010	17%	233,424	16%	12%
Accident and health	104,606	7%	79,384	6%	32%
Credit and political risk	71,748	5%	63,036	4%	14%
Total	$1,574,505	100%	$1,415,612	100%	11%

Gross premiums written for the three months ended March 31, 2024 increased by $159 million, or 11%, compared to the three months ended March 31, 2023. The increase was primarily attributable to property, marine and aviation, accident and health, professional lines, and credit and political risk lines, partially offset by a decrease in cyber lines.

The increases in property, and marine and aviation lines were due to new business and favorable rate changes. The increases in accident and health, professional lines, and credit and political risk lines were mainly driven by new business.

The decrease in cyber lines was attributable to premium adjustments in the three months ended March 31, 2024, related to business written on a line slip basis, and a decrease in premiums associated with two significant programs, partially offset by new business.

Ceded Premiums Written

Ceded premiums written for the three months ended March 31, 2024 was $552 million, or 35%, of gross premiums written, compared to $533 million, or 38%, of gross premiums written for the three months ended March 31, 2023. The increase in ceded premiums written of $19 million, or 4%, was primarily driven by increases in property, and marine and aviation lines, partially offset by decreases in cyber, and professional lines.

The increase in property lines reflected the increase in gross premiums written for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase in marine and aviation lines was attributable to reinstatement premiums associated with losses and loss expenses for the three months ended March 31, 2024. The decreases in cyber, and professional lines were due to the restructuring of significant existing quota share treaties.

The decrease in cyber lines also reflected the decrease in gross premiums written for the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended March 31,
	2024		2023		% Change

Professional lines	$196,581	21%	$188,953	23%	4%
Property	253,593	28%	197,268	25%	29%
Liability	124,639	14%	124,854	15%	—%
Cyber	82,858	9%	81,820	10%	1%
Marine and aviation	139,290	15%	125,330	15%	11%
Accident and health	84,257	9%	64,543	8%	31%
Credit and political risk	36,728	4%	33,688	4%	9%
Total	$917,946	100%	$816,456	100%	12%

Net premiums earned for the three months ended March 31, 2024 increased by $101 million, or 12% ($103 million, or 13%, on a constant currency basis(1)), compared to the three months ended March 31, 2023.

The increase was primarily driven by increases in gross premiums earned in property, marine and aviation, and accident and health lines, together with a decrease in ceded premiums earned in professional lines. These amounts were partially offset by increases in ceded premiums earned in property, and marine and aviation lines, together with a decrease in gross premiums earned in professional lines.

Loss Ratio

The components of the loss ratio were as follows:

	Three months ended March 31,
	2024	% Point Change	2023

Current accident year loss ratio	54.1%	(1.1)	55.2%
Prior year reserve development ratio	—%	0.1	(0.1%)
Loss ratio	54.1%	(1.0)	55.1%

Current Accident Year Loss Ratio

The current accident year loss ratio decreased to 54.1% for the three months ended March 31, 2024, from 55.2% for the three months ended March 31, 2023.

The decrease in the current accident year loss ratio for the three months ended March 31, 2024, compared to the same period in 2023, was impacted by a lower level of catastrophe and weather-related losses. During the three months ended March 31, 2024, catastrophe and weather-related losses, were $19 million, or 2.1 points, attributable to weather-related events. Comparatively, during the three months ended March 31, 2023, catastrophe and weather-related losses, were $24 million, or 3.0 points, primarily attributable to New Zealand floods, Cyclone Gabrielle, and other weather-related events.

Adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio decreased to 52.0% for the three months ended March 31, 2024, from 52.2% for the three months ended March 31, 2023. The decrease was principally due to changes in business mix associated with the increase in property lines and the decrease in liability lines business written in recent periods.

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

Acquisition Cost Ratio

The acquisition cost ratio increased to 19.2% for the three months ended March 31, 2024, from 18.0% for the three months ended March 31, 2023, primarily related to changes in business mix driven by an increase in property, and accident and health lines of business written in recent periods, together with a decrease in ceding commission mainly in professional lines and cyber lines.

Underwriting-Related General and Administrative Expense Ratio

The underwriting-related general and administrative expense ratio decreased to 13.3% for the three months ended March 31, 2024, from 14.2% for the three months ended March 31, 2023, mainly driven by an increase in net premiums earned, partially offset by increases in performance-related compensation costs and personnel costs.

Reinsurance Segment

Results from the reinsurance segment were as follows:

	Three months ended March 31,
	2024	% Change	2023

Revenues:
Gross premiums written	$1,079,922	12%	$966,364
Net premiums written	699,719	(4%)	725,780
Net premiums earned	340,095	(18%)	413,743
Other insurance related income	8,319	nm	523

Expenses:
Current accident year net losses and loss expenses	(231,807)		(274,172)
Prior year reserve development	—		2,997
Acquisition costs	(78,225)		(83,315)
Underwriting-related general and administrative expenses	(15,706)		(23,765)

Underwriting income	$22,676		$36,011
Ratios:		% Point Change
Current accident year loss ratio, excluding catastrophe and weather-related losses	68.0%	5.0	63.0%
Catastrophe and weather-related losses ratio	0.2%	(3.1)	3.3%
Current accident year loss ratio	68.2%	1.9	66.3%
Prior year reserve development ratio	—%	0.8	(0.8%)
Net losses and loss expenses ratio	68.2%	2.7	65.5%
Acquisition cost ratio	23.0%	2.9	20.1%
Underwriting-related general and administrative expense ratio	4.6%	(1.2)	5.8%
Combined ratio	95.8%	4.4	91.4%

nm – not meaningful

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended March 31,
	2024		2023		% Change

Liability	$218,175	20%	$198,861	21%	10%
Accident and health	310,792	29%	295,985	31%	5%
Professional lines	146,832	14%	136,201	14%	8%
Credit and surety	164,043	15%	115,237	12%	42%
Motor	152,145	14%	140,115	14%	9%
Agriculture	39,501	4%	22,399	2%	76%
Marine and aviation	46,134	4%	30,531	3%	51%
Run-off lines
Catastrophe	1,423	—%	16,301	2%	(91%)
Property	(156)	—%	9,605	1%	nm
Engineering	1,033	—%	1,129	—%	(9%)
Total run-off lines	2,300	—%	27,035	3%	(91%)
Total	$1,079,922	100%	$966,364	100%	12%

nm – not meaningful

Gross premiums written for the three months ended March 31, 2024, increased by $114 million, or 12% ($102 million, or 11%, on a constant currency basis), compared to the three months ended March 31, 2023. The increase was primarily attributable to credit and surety, liability, agriculture, marine and aviation, accident and health, motor, and professional lines, partially offset by decreases in catastrophe and property lines.

The increase in credit and surety lines was driven by new business, increased line sizes on surety contracts, the timing of renewals of several credit and surety contracts and positive premium adjustments in the three months ended March 31, 2024, compared to negative premium adjustments in the three months ended March 31, 2023.

The increase in liability lines was related to new business, an increased line size on a significant contract and the timing of renewals of significant contracts, partially offset by non-renewals and decreased line sizes on several contracts, and a lower level of premium adjustments in the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

The increase in agriculture lines was due to new business and the timing of the renewal of a significant contract, partially offset by negative premium adjustments.

The increase in marine and aviation lines was driven by new marine business.

The increase in accident and health lines was related to positive premium adjustments in the three months ended March 31, 2024, compared to the negative premium adjustments in the three months ended March 31, 2023, and new business, partially offset by decreased line sizes on several contracts.

The increase in motor lines was due to the timing of the renewal of a significant contract and new business, partially offset by non-renewals and decreased line sizes on several contracts associated with repositioning the portfolio.

The increase in professional lines was attributable to new business and an increased line size on a significant contract, partially offset by negative premium adjustments associated with unfavorable market conditions in the three months ended March 31, 2024, compared to positive premium adjustments related to favorable market conditions in three months ended March 31, 2023, and the timing of the renewal of a significant contract.

The decreases in catastrophe and property lines were associated with the exit from these lines of business in June 2022.

Ceded Premiums Written

Ceded premiums written for the three months ended March 31, 2024, was $380 million, or 35%, of gross premiums written, compared to $241 million, or 25%, of gross premiums written for the three months ended March 31, 2023. The increase in ceded premiums written of $140 million, or 58%, was primarily driven by increases in credit and surety, liability, accident and health, professional lines, motor, and marine and aviation lines, partially offset by a decrease in catastrophe lines.

The increases in credit and surety, liability, accident and health, professional lines and motor lines were primarily attributable to premiums ceded to a quota share retrocession agreement entered into with Monarch Point Re (ISA 2024) Ltd. on January 1, 2024 compared to premiums ceded to a quota share retrocession agreement entered into with Monarch Point Re (ISA 2023) Ltd. on September 22, 2023 with an effective date of January 1, 2023.

The increase in credit and surety lines was also due to an increase in gross premiums written in the three months ended March 31, 2024, compared to the three months ended March 31, 2023, and the restructuring of a significant quota share retrocession treaty with a strategic capital partner, partially offset by the non-renewal of a significant quota share retrocession treaty.

The increases in liability lines and professional lines were also due to the restructuring of a significant quota share retrocession treaty with a strategic capital partner, partially offset by the restructuring of another significant quota share retrocession treaty with a strategic capital partner.

The increase in motor lines was partially offset by the restructuring of a significant quota share retrocession treaty with a strategic capital partner.

The increase in marine and aviation lines was attributable to an increase in gross premiums written in the three months ended March 31, 2024, compared to the three months ended March 31, 2023, and the restructuring of a significant quota share retrocessional treaty with a strategic capital partner.

The decrease in catastrophe lines was due to the decrease in gross premiums written in the three months ended March 31, 2024, compared to the three months ended March 31, 2023 following the exit from this line of business in June 2022.

Net Premium Earned

Net premiums earned by line of business were as follows:

	Three months ended March 31,
	2024		2023		% Change

Liability	$84,419	25%	$102,441	25%	(18%)
Accident and health	81,014	24%	83,184	20%	(3%)
Professional lines	36,895	11%	57,011	14%	(35%)
Credit and surety	55,797	16%	54,013	13%	3%
Motor	31,824	9%	38,835	9%	(18%)
Agriculture	23,485	7%	25,632	6%	(8%)
Marine and aviation	18,900	6%	16,273	4%	16%
Run-off lines
Catastrophe	3,484	1%	13,361	4%	(74%)
Property	3,116	1%	18,609	4%	(83%)
Engineering	1,161	—%	4,384	1%	(74%)
Total run-off lines	7,761	2%	36,354	9%	(79%)
Total	$340,095	100%	$413,743	100%	(18%)

Net premiums earned for the three months ended March 31, 2024, decreased by $74 million, or 18% ($70 million, or 17%, on a constant currency basis), compared to the three months ended March 31, 2023.

The decrease was primarily driven by decreases in gross premiums earned in catastrophe, property and professional lines, together with increases in ceded premiums earned in liability, professional lines, and motor lines. These amounts were partially offset by an increase in gross premiums earned in liability lines, together with a decrease in ceded premiums earned in catastrophe lines.

Other Insurance Related Income (Loss)

Other insurance related income of $8 million for the three months ended March 31, 2024, compared to other insurance related income of $1 million for the three months ended March 31, 2023, was primarily associated with an increase in fees related to arrangements with strategic capital partners.

Loss Ratio

The components of the loss ratio were as follows:

	Three months ended March 31,
	2024	% Point Change	2023

Current accident year loss ratio	68.2%	1.9	66.3%
Prior year reserve development ratio	—%	0.8	(0.8%)
Loss ratio	68.2%	2.7	65.5%

Current Accident Year Loss Ratio

The current accident year loss ratio increased to 68.2% for the three months ended March 31, 2024, from 66.3% for the three months ended March 31, 2023.

The current accident year loss ratio for three months ended March 31, 2024, compared to the same period in 2023, was impacted by a lower level of catastrophe and weather-related losses. During the three months ended March 31, 2024, catastrophe and weather-related losses, were $1 million, or 0.2 point, attributable to weather-related events. Comparatively, during the three months ended March 31, 2023, catastrophe and weather-related losses, were $13 million, or 3.3 points, primarily attributable to New Zealand floods, and other weather-related events.

Adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio increased to 68.0% for the three months ended March 31, 2024, from 63.0% for the three months ended March 31, 2023. The increase was principally due to elevated loss experience in marine and aviation lines and changes in business mix associated with the exit from catastrophe and property lines of business.

Prior Year Reserve Development

Refer to Item 1, Note 6 to the Consolidated Financial Statements 'Reserve for losses and loss expenses' for details on the lines of business and prior year reserve development.

Acquisition Cost Ratio

The acquisition cost ratio increased to 23.0% for the three months ended March 31, 2024, from 20.1% for the three months ended March 31, 2023, primarily related to adjustments attributable to loss-sensitive features driven by improved loss performance mainly in liability, credit and surety, and accident and health lines, and higher costs associated with changes in business mix driven by increases in credit and surety, accident and health, and liability lines of business written in recent periods, together with decreases in catastrophe and property lines of business written in recent periods, partially offset by the impact of retrocessional contracts on credit and surety, accident and health, and liability lines

Underwriting-Related General and Administrative Expense Ratio

The underwriting-related general and administrative expense decreased to 4.6% for the three months ended March 31, 2024, from 5.8% for the three months ended March 31, 2023, mainly driven by an increase in fees related to arrangements with strategic capital partners and a decrease in personnel costs, partially offset by a decrease in net premiums earned.

NET INVESTMENT INCOME AND NET INVESTMENT GAINS (LOSSES)

Net Investment Income

Net investment income from our cash and investment portfolio by major asset class was as follows:

	Three months ended March 31,
	2024	% Change	2023

Fixed maturities	$139,396	18%	$118,262
Other investments	5,673	nm	486
Equity securities	2,762	13%	2,455
Mortgage loans	9,130	9%	8,386
Cash and cash equivalents	13,661	36%	10,012
Short-term investments	3,463	nm	1,660
Gross investment income	174,085	23%	141,261
Investment expense	(6,702)	(11%)	(7,490)
Net investment income	$167,383	25%	$133,771

Pre-tax yield:(1)
Fixed maturities	4.2%		3.7%

(1) Pre-tax yield is calculated by dividing annualized net investment income by the average month-end amortized cost balances.

Fixed Maturities

Net investment income attributable to fixed maturities for the three months ended March 31, 2024 increased to $139 million, compared to net investment income of $118 million for the three months ended March 31, 2023, due to an increase in yields.

Other Investments
Net investment income from other investments was as follows:

	Three months ended March 31,
	2024	2023

Multi-strategy, direct lending, private equity and real estate funds	$3,335	$(448)
Other privately held investments	2,338	500
CLO-Equities	—	434
Total net investment income from other investments	$5,673	$486

Pre-tax return on other investments(1)	0.6%	—%

(1)The pre-tax return on other investments is calculated by dividing total net investment income from other investments by the average month-end fair value balances held for the periods indicated.

Net investment income attributable to other investments for the three months ended March 31, 2024 increased to $6 million, compared to net investment income of $0.5 million for the three months ended March 31, 2023, primarily related to higher returns from private equity funds and other privately held investments.

Net Investment Gains (Losses)

Net investment gains (losses) were as follows:

	Three months ended March 31,
	2024	2023

On sale of investments:
Fixed maturities and short-term investments	$(29,533)	$(41,279)
Equity securities	22,914	1,121
	(6,619)	(40,158)
(Increase) decrease in allowance for expected credit losses, fixed maturities, available for sale	6,522	(911)
(Increase) decrease in allowance for expected credit losses, mortgage loans	(1,858)	(1,900)
Impairment losses (1)	(8)	—
Change in fair value of investment derivatives	795	(947)
Net unrealized gains (losses) on equity securities	(8,039)	23,726
Net investment gains (losses)	$(9,207)	$(20,190)

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

Net investment losses for the three months ended March 31, 2024 were $9 million, compared to net investment losses of $20 million or the three months ended March 31, 2023.

For the three months ended March 31, 2024, the net investment losses were primarily due to net realized losses on the sale of corporate debt and U.S. government securities and net unrealized losses on equity securities, partially offset by net realized gains on the sale of equity securities. For the three months ended March 31, 2023, the net investment losses were primarily due to net realized losses on the sale of corporate debt and Non-U.S. government securities, partially offset by net unrealized gains on equity securities.

(Increase) decrease in allowance for expected credit losses, fixed maturities, available for sale

For the three months ended March 31, 2024, the allowance for expected credit losses decreased by $7 million, primarily related to the sale of securities. Refer to Note 3(i) to the Consolidated Financial Statements 'Investments'.

(Increase) decrease in allowance for expected credit losses, mortgage loans

For the three months ended March 31, 2024, the allowance for expected credit losses increased by $2 million, primarily related to one collateral dependent mortgage loans. Refer to Note 3(d) to the Consolidated Financial Statements 'Investments'.

Change in Fair Value of Investment Derivatives

We economically hedge foreign exchange exposure with derivative contracts.

For the three months ended March 31, 2024, foreign exchange hedges resulted in net gains of $1 million, primarily attributable to securities denominated in euro and pound sterling. For the three months ended March 31, 2023, foreign exchange hedges resulted in $1 million of net losses primarily attributable to securities denominated in euro and pound sterling.

Total Return
Total return on cash and investments was as follows:

	Three months ended March 31,
	2024	2023

Net investment income	$167,383	$133,771
Net investments gains (losses)	(9,207)	(20,190)
Change in net unrealized gains (losses) on fixed maturities (1)	(51,963)	212,922
Interest in income (loss) of equity method investments	1,169	(2,205)
Total	$107,382	$324,298

Average cash and investments(2)	$16,822,621	$15,832,861

Total return on average cash and investments, pre-tax:
Including investment related foreign exchange movements	0.6%	2.0%
Excluding investment related foreign exchange movements(3)	0.8%	1.9%

(1)Change in net unrealized gains (losses) on fixed maturities is calculated by taking net unrealized gains (losses) at period end less net unrealized gains (losses) at the prior period end.
(2)The average cash and investments balance is calculated by taking the average of the monthly fair value balances.
(3)Pre-tax total return on cash and investments excluding foreign exchange movements is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to pre-tax total return on cash and investments, the most comparable GAAP financial measure, included foreign exchange (losses) gains of $(25) million and $19 million for the three months ended March 31, 2024 and 2023, respectively.

OTHER EXPENSES (REVENUES), NET

The following table provides a summary of other expenses (revenues), net:

	Three months ended March 31,
	2024	% Change	2023

Corporate expenses	$25,580	(3%)	$26,416
Foreign exchange losses (gains)	(23,552)	nm	8,710
Interest expense and financing costs	17,147	1%	16,894
Income tax expense (benefit)	(124,654)	nm	15,896
Total	$(105,479)		$67,916

nm – not meaningful

Corporate Expenses

Corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company.

As a percentage of net premiums earned, corporate expenses decreased to 2.0% for the three months ended March 31, 2024, from to 2.1% for the three months ended March 31, 2023 mainly driven by decreases in performance-related compensation costs and information technology costs, largely offset by increases in personnel costs and professional fees.

Foreign Exchange Losses (Gains)

Some of our business is written in currencies other than the U.S. dollar.

Foreign exchange gains of $24 million for the three months ended March 31, 2024 were mainly driven by the impact of the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in euro, Canadian dollar and pound sterling.

Foreign exchange losses of $9 million for the three months ended March 31, 2023 were mainly driven by the impact of the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in euro, partially offset by the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in Turkish lira.

Interest Expense and Financing Costs

Interest expense and financing costs are related to interest due on the 5.150% senior unsecured notes ("5.150% Senior Notes") issued in 2014, the 4.000% senior unsecured notes ("4.000% Senior Notes") issued in 2017, the 3.900% senior unsecured notes ("3.900% Senior Notes"), the 4.900% fixed-rate reset junior subordinated notes ("Junior Subordinated Notes") issued in 2019, and the Federal Home Loan advances ("FHLB advances") received in 2022 and 2023.

Interest expense and financing costs were $17 million for the three months ended March 31, 2024 and 2023.

Income Tax Expense (Benefit)

Income tax expense (benefit) primarily results from income (loss) generated by our foreign operations in the U.S., U.K., and Europe. Our effective tax rate which is calculated as income tax expense (benefit) divided by income (loss) before tax including interest in income (loss) of equity method investments was (46.0)% for the three months ended March 31, 2024, and 8.1% for the three months ended March 31, 2023, respectively. This effective rate can vary between periods depending on the distribution of net income (loss) among tax jurisdictions, as well as other factors.

The income tax benefit of $125 million for the three months ended March 31, 2024 was principally due to the recognition of an income tax benefit of $163 million related to a future Bermuda corporate income tax rate of 15%, pursuant to the Corporate Income Tax Act 2023, partially offset by income tax expense associated with the generation of pre-tax income in our U.S. and U.K. operations.

The income tax expense of $16 million for the three months ended March 31, 2023 was principally due to the generation of pre-tax income in our U.S., U.K and European operations, partially offset by a decrease in the valuation allowance on deferred tax assets in Europe.

FINANCIAL MEASURES

We believe the following financial indicators are important in evaluating performance and measuring the overall growth in value generated for common shareholders:

	Three months ended March 31,
	2024	2023

Annualized return on average common equity(1)	32.1%	16.2%
Annualized operating return on average common equity(2)	18.2%	18.8%
Book value per diluted common share(3)	$57.13	$50.31
Cash dividends declared per common share	$0.44	$0.44
Increase (decrease) in book value per diluted common share adjusted for dividends	$3.51	$3.80

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

ROACE reflects the impact of net income (loss) available (attributable) to common shareholders, including net investment gains (losses), foreign exchange losses (gains), reorganization expenses, interest in income (loss) of equity method investments and Bermuda net deferred tax asset.

The increase in ROACE for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was primarily driven by an income tax benefit, an increase in net investment income and underwriting income, foreign exchange gains and a decrease in net investment losses, partially offset by increases in average common shareholders' equity and reorganization expenses.

Operating ROACE excludes the impact of net investment gains (losses), foreign exchange losses (gains), reorganization expenses, interest in income (loss) of equity method investments and Bermuda net deferred tax asset.

The decrease in operating ROACE for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was primarily driven by an increase in average common shareholders' equity, partially offset by an increase in net investment income and underwriting income.

Book Value per Diluted Common Share

We consider book value per diluted common share to be an appropriate measure of returns to common shareholders, as we believe growth in book value on a diluted basis will ultimately translate into appreciation of our stock price.

During the three months ended March 31, 2024, book value per diluted common share increased by 5.7% due to net income for the period, partially offset by net unrealized investment losses reported in accumulated other comprehensive income (loss) and common dividends declared.

During the three months ended March 31, 2023, book value per diluted common share increased by 7% due to net income for the period, and a decrease in net unrealized investment losses reported in accumulated other comprehensive income (loss), partially offset by common dividends declared.

Cash Dividends Declared per Common Share

We believe in returning excess capital to shareholders by way of dividends and share repurchases. Accordingly, dividend policy is an integral part of the value we create for shareholders. Our Board of Directors has approved quarterly common share dividends for twenty-one consecutive years.

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

During the three months ended March 31, 2024, the increase in total value of $3.51, or 6%, was driven by net income for the period, partially offset by net unrealized investment losses recognized in accumulated other comprehensive income (loss).

During the three months ended March 31, 2023, the increase in total value of $3.80, or 8%, was driven by net income for the period, and a decrease in net unrealized investment losses recognized in accumulated other comprehensive income (loss).

NON-GAAP FINANCIAL MEASURES RECONCILIATION

	Three months ended March 31,
	2024	2023

Net income available to common shareholders	$387,896	$172,534
Net investment (gains) losses	9,207	20,190
Foreign exchange losses (gains)	(23,552)	8,710
Reorganization expenses	12,299	—
Interest in (income) loss of equity method investments	(1,169)	2,205
Bermuda net deferred tax asset(1)	(162,705)	—
Income tax benefit(2)	(1,814)	(3,585)
Operating income	$220,162	$200,054

Earnings per diluted common share	$4.53	$2.01
Net investment (gains) losses	0.11	0.24
Foreign exchange losses (gains)	(0.27)	0.10
Reorganization expenses	0.14	—
Interest in (income) loss of equity method investments	(0.01)	0.03
Bermuda net deferred tax asset	(1.90)	—
Income tax benefit	(0.03)	(0.05)
Operating income per diluted common share	$2.57	$2.33

Weighted average diluted common shares outstanding(3)	85,693	85,853

Average common shareholders' equity	$4,834,176	$4,250,070

Annualized return on average common equity	32.1%	16.2%

Annualized operating return on average common equity(4)	18.2%	18.8%

(1)Net deferred tax benefit due to the recognition of deferred tax assets net of deferred tax liabilities related to a future Bermuda corporate income tax rate of 15%, pursuant to the Corporate Income Tax Act 2023.
(2)Tax expense (benefit) associated with the adjustments to net income (loss) available (attributable) to common shareholders. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.
(3)Refer to Item 1, Note 7 to our Consolidated Financial Statements 'Earnings per Common Share' for further details.
(4)Annualized operating ROACE is a non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to the most comparable GAAP financial measure, annualized ROACE, is presented above, and a discussion of the rationale for its presentation is provided below.

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

Reorganization expenses in 2024 primarily relate to severance costs mainly attributable to our "How We Work" program which is focused on simplifying our operating structure. Reorganization expenses are primarily driven by business decisions, the nature and timing of which are not related to the underwriting process. Therefore, these expenses are excluded from consolidated underwriting income (loss).

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

Operating Income (Loss)

Operating income (loss) represents after-tax operational results exclusive of net investment gains (losses), foreign exchange losses (gains), reorganization expenses, interest in income (loss) of equity method investments and Bermuda net deferred tax asset.

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

Reorganization expenses in 2024 primarily relate to severance costs mainly attributable to our "How We Work" program which is focused on simplifying our operating structure. Reorganization expenses are primarily driven by business decisions, the nature and timing of which are not related to the underwriting process. Therefore, these expenses are excluded from operating income (loss).

Interest in income (loss) of equity method investments is primarily driven by business decisions, the nature and timing of which are not related to the underwriting process. Therefore, this income (loss) is excluded from operating income (loss).

Bermuda net deferred tax asset is due to the recognition of deferred tax assets net of deferred tax liabilities related to a future Bermuda corporate income tax rate of 15%, pursuant to the Corporate Income Tax Act 2023 effective for fiscal years beginning on or after January 1, 2025. The Bermuda net deferred tax asset is not related to the underwriting process. Therefore, this income is excluded from operating income (loss).

Certain users of our financial statements evaluate performance exclusive of after-tax net investment gains (losses), foreign exchange losses (gains), reorganization expenses, interest in income (loss) of equity method investments and Bermuda net deferred tax asset in order to understand the profitability of recurring sources of income.

We believe that showing net income (loss) available (attributable) to common shareholders exclusive of after-tax net investment gains (losses), foreign exchange losses (gains), reorganization expenses, interest in income (loss) of equity method investments and Bermuda net deferred tax asset reflects the underlying fundamentals of our business. In addition, we believe that this presentation enables investors and other users of our financial information to analyze performance in a manner similar to how our management analyzes the underlying business performance. We also believe this measure follows industry practice and, therefore, facilitates comparison of our performance with our peer group. We believe that equity analysts and certain rating agencies that follow us, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons. The reconciliation of operating income (loss) to net income (loss) available (attributable) to common shareholders, the most comparable GAAP financial measure, is presented above.

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

CASH AND INVESTMENTS

Details of cash and investments are as follows:

	March 31, 2024	December 31, 2023
	Fair Value	Fair Value

Fixed maturities, available for sale	$12,269,310	$12,234,742
Fixed maturities, held to maturity(1)	683,726	675,851
Equity securities	582,178	588,511
Mortgage loans	609,704	610,148
Other investments	934,724	949,413
Equity method investments	182,594	174,634
Short-term investments	75,879	17,216
Total investments	$15,338,115	$15,250,515

Cash and cash equivalents(2)	$1,841,574	$1,383,985

(1)Presented at net carrying value of $693 million (2023: $686 million) in the consolidated balance sheets.
(2)Includes restricted cash and cash equivalents of $698 million and $431 million at March 31, 2024 and at December 31, 2023, respectively.

Overview

The fair value of total investments increased by $88 million in the three months ended March 31, 2024, driven by the reinvestment of interest income and cashflows from operations.

An analysis of our investment portfolio by asset class is detailed below:

Fixed Maturities

Details of our fixed maturities portfolio are as follows:

	March 31, 2024		December 31, 2023
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$2,593,717	20%	$3,007,528	23%
Non-U.S. government	738,198	6%	723,959	6%
Corporate debt	5,006,972	39%	4,560,843	35%
Agency RMBS	1,585,620	12%	1,634,661	13%
CMBS	820,393	6%	839,696	7%
Non-agency RMBS	139,992	1%	153,396	1%
ABS	1,910,597	15%	1,832,151	14%
Municipals(1)	157,547	1%	158,359	1%
Total	$12,953,036	100%	$12,910,593	100%

Credit ratings:
U.S. government and agency	$2,593,717	20%	$3,007,528	23%
AAA(2)	2,810,599	22%	2,745,192	21%
AA	2,641,746	20%	2,646,798	21%
A	2,081,113	16%	2,044,683	16%
BBB	1,497,935	12%	1,416,552	11%
Below BBB(3)	1,327,926	10%	1,049,840	8%
Total	$12,953,036	100%	$12,910,593	100%

(1)Includes bonds issued by states, municipalities, and political subdivisions.
(2)Includes U.S. government-sponsored agencies, residential mortgage-backed securities ("RMBS") and commercial mortgage-backed securities ("CMBS").
(3)Non-investment grade and non-rated securities.

At March 31, 2024, fixed maturities had a weighted average credit rating of A+ (2023: AA-), a book yield of 4.3% (2023: 4.2%), and an average duration of 3.0 years (2023: 3.0 years). At March 31, 2024, fixed maturities together with short-term investments and cash and cash equivalents (i.e. total investments of $14.9 billion) had an average credit rating of AA- (2023: AA-) and an average duration of 2.8 years (2023: 2.7 years).

At March 31, 2024, net unrealized losses on fixed maturities were $445 million, compared to net unrealized losses of $400 million at December 31, 2023, an increase of $45 million due to a decline in market values, partially offset by realized losses associated with sales in the period.

Equity Securities

At March 31, 2024, net unrealized gains on equity securities were $37 million, compared to $45 million at December 31, 2023, a decrease of $8 million driven by realized gains associated with sales in the period.

Mortgage Loans

At March 31, 2024, investment in commercial mortgage loans was $610 million, compared to $610 million at December 31, 2023. The commercial mortgage loans are high quality, and collateralized by a variety of commercial properties and diversified geographically throughout the U.S. and by property type to reduce the risk of concentration. At March 31, 2024, there are three collateral dependent loans with estimated loan-to-value ratios in excess of 100%, resulting in an allowance for credit losses of $8 million.

Other Investments

Details of our other investments portfolio are as follows:

	March 31, 2024		December 31, 2023
	Fair Value	% of Total	Fair Value	% of Total

Multi-strategy funds	$24,950	3%	$24,619	3%
Direct lending funds	168,987	18%	192,270	20%
Private equity funds	309,399	33%	301,712	32%
Real estate funds	309,545	33%	317,325	33%
Total multi-strategy, direct lending, private equity and real estate funds	812,881	87%	835,926	88%

CLO-Equities	4,986	—%	5,300	1%
Other privately held investments	116,857	13%	108,187	11%
Total other investments	$934,724	100%	$949,413	100%

Refer to Note 3(e) to the Consolidated Financial Statements 'Investments'.

Equity Method Investments

Our ownership interests in Harrington Reinsurance Holdings Limited ("Harrington") and Monarch Point Re (ISAC) Ltd., Monarch Point Re (ISA 2023) Ltd. and Monarch Point Re (ISA 2024) Ltd. (individually or collectively "Monarch Point Re") are reported in interest in income (loss) of equity method investments. Interest in income (loss) of equity method investments was $1 million for the three months ended March 31, 2024, compared to $(2) million for the three months ended March 31, 2023 attributable to these ownership interests.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the ‘Liquidity and Capital Resources’ section included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 for a general discussion of liquidity and capital resources.

The following table summarizes consolidated capital:

	March 31, 2024	December 31, 2023

Debt	$1,314,074	$1,313,714

Preferred shares	550,000	550,000
Common equity	4,955,155	4,713,196
Shareholders’ equity	5,505,155	5,263,196
Total capital	$6,819,229	$6,576,910

Ratio of debt to total capital	19.3%	20.0%

We finance operations with a combination of debt and equity capital. The debt to total capital ratio provides an indication of our capital structure, along with some insight into our financial strength. We believe that our financial flexibility remains strong, and adjustments will be made if there are developments that differ from our expectations.
Federal Home Loan Bank Advances

The Company's subsidiaries, AXIS Insurance Company and AXIS Surplus Insurance Company, are members of the Federal Home Loan Bank of Chicago ("FHLB").

At March 31, 2024, the Company had $86 million of borrowings under the FHLB program, with maturities in 2024 and 2025 and interest payable at interest rates between 5.6% and 5.7%. The Company incurred interest expense of $1 million for the three months ended March 31, 2024 and 2023, respectively. The borrowings under the FHLB program are secured by investments with a fair value of $90 million.

Line of credit

On March 26, 2024, the $500 million Facility was amended to reduce the committed utilization capacity available under the Facility to $300 million, enter into an uncommitted secured letter credit facility with Citibank Europe plc, and extend the tenors of issuable letters of credit to March 31, 2026 and make certain updates to the facility's collateral and fee arrangements.

Common Equity
During the three months ended March 31, 2024, common equity increased by $242 million. The following table reconciles opening and closing common equity positions:

Three months ended March 31,	2024

Common equity - opening	$4,713,196
Share-based compensation expense	11,426
Change in unrealized gains (losses) on available for sale investments, net of tax	(37,062)
Foreign currency translation adjustment	(8,951)
Net income	395,459
Preferred share dividends	(7,563)
Common share dividends	(37,866)
Treasury shares repurchased	(75,728)
Treasury shares reissued	2,244
Common equity - closing	$4,955,155

During the three months ended March 31, 2024, we repurchased 1.3 million common shares for a total of $76 million, including $62 million repurchased pursuant to our Board-authorized share repurchase program and $14 million from employees to satisfy personal withholding tax liabilities that arise on the vesting of share-settled restricted stock units granted under our 2017 Long-Term Equity Compensation Plan.
During April 2024, we repurchased 40,000 common shares for a total of $2 million pursuant to our Board-authorized share repurchase program. At April 26, 2024, we had $36 million of remaining authorization under our Board-authorized share repurchase program for common share repurchases through December 31, 2024 (refer to Part II, Item 2 'Unregistered Sales of Equity Securities and Use of Proceeds' for further details).
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

We believe that the critical accounting estimates discussion in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, continues to describe the significant estimates and judgments included in the preparation of the consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

At March 31, 2024, there were no recently issued accounting pronouncements that we have not yet adopted that we expect could have a material impact on our results of operations, financial condition or liquidity.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to this item since December 31, 2023, with the exception of the changes in exposure to foreign currency risk presented below.

Foreign Currency Risk
The table below provides a sensitivity analysis of total net foreign currency exposures:

	AUD	CAD	EUR	GBP	JPY	Other	Total

At March 31, 2024
Net managed assets (liabilities), excluding derivatives	$73,505	$436,321	$(287,374)	$(32,939)	$(35,413)	$84,830	$238,930
Foreign currency derivatives, net	(60,972)	(441,220)	304,779	(49,722)	38,825	(119,632)	(327,942)
Net managed foreign currency exposure	12,533	(4,899)	17,405	(82,661)	3,412	(34,802)	(89,012)
Other net foreign currency exposure	—	185	(136)	237	—	—	286
Total net foreign currency exposure	$12,533	$(4,714)	$17,269	$(82,424)	$3,412	$(34,802)	$(88,726)
Net foreign currency exposure as a percentage of total shareholders’ equity	0.2%	(0.1%)	0.3%	(1.5%)	0.1%	(0.6%)	(1.6%)
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$1,253	$(471)	$1,727	$(8,242)	$341	$(3,480)	$(8,873)

(1)Assumes 10% appreciation in underlying currencies relative to the U.S. dollar.

Total Net Foreign Currency Exposure

At March 31, 2024, total net foreign currency liabilities were $89 million primarily driven by exposures to the pound sterling, other non-core currencies primarily the Indian rupee, Swiss Franc, Brazilian Real, and Canadian dollar. During the three months ended March 31, 2024, the change in total net foreign currency exposure was primarily due to new business written in the period.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) at March 31, 2024. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2024, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2024.

Based upon that evaluation, there were no changes in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

There were no material changes from the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table shows information regarding the number of common shares repurchased in the quarter ended March 31, 2024:

Period	Total number of shares purchased (a) (b)	Average price paid per share	Total number of shares purchased as part of publicly announced programs (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the announced programs (c)

January 1-31, 2024	3	$55.37	48	$97 million
February 1-29, 2024	6	$57.16	848	$48 million
March 1-31, 2024	224	$60.86	152	$38 million
Total	233		1,048	$38 million

(a) In thousands.
(b) Includes shares repurchased from employees to satisfy personal withholding tax liabilities that arise on the vesting of share-settled restricted stock units.
(c) On December 7, 2023, our Board of Directors authorized a share repurchase program for up to $100 million of our common shares, effective January 1, 2024 through to December 31, 2024. Share repurchases may be effected from time to time in the open market or privately negotiated transactions, depending on market conditions.

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

As and when allowed by the applicable law and regulations, certain of our non-U.S. subsidiaries provide treaty reinsurance coverage to non-U.S. insurers on a worldwide basis, including insurers of liability, marine, aviation and energy risks, and as a result, these underlying insurance and reinsurance portfolios may have some exposure to Iran. In addition, we provide insurance and facultative reinsurance on a global basis to non-U.S. insureds and insurers, including for liability, marine, aviation and energy risks. Coverage provided to non-Iranian business may indirectly cover an exposure in Iran. For example, certain of our operations underwrite global marine hull war and cargo policies that provide coverage for vessels navigating into and out of ports worldwide, including Iran. For the quarter ended March 31, 2024, there has been no material amount of premium allocated or apportioned to activities relating to Iran. We intend for our non-U.S. subsidiaries to continue to provide such coverage only to the extent permitted by applicable law.

Insider Trading Arrangements and Policies

During the three months ended March 31, 2024, no director or officer of the Company adopted, terminated or is currently party to a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
10.1
Amendment and Restatement Agreement dated March 26, 2024, by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Reinsurance Company, AXIS Surplus Insurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 28, 2024).

10.2
Amendment to Master Agreement dated March 26, 2024, by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Reinsurance Company, AXIS Surplus Insurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 28, 2024).

10.3
Amended and Restated Committed Letter of Credit Facility Letter dated March 26, 2024, by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Reinsurance Company, AXIS Surplus Insurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 28, 2024).

10.4
Uncommitted Facility Letter for Issuance of Credits dated March 26, 2024, by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Reinsurance Company, AXIS Surplus Insurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on March 28, 2024).

*10.5	Amended and Restated Long-Term Equity Compensation Program effective February 2024 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed on February 27, 2024).
*10.6	Amended and Restated Executive Annual Incentive Plan effective February 2024 (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on February 27, 2024).
*10.7
Form of Employee Restricted Stock Unit Award Agreement (Three Year - Performance Vesting based on relative total shareholder return and absolute diluted book value per share) (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed on February 27, 2024).

*†10.8	Form of Employee Restricted Stock Unit Award Agreement.
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101	The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline XBRL: (i) Consolidated Balance Sheets at March 31, 2024 and December 31, 2023; (ii) Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023; (iv) Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Dated: May 1, 2024

AXIS CAPITAL HOLDINGS LIMITED
By:	/S/ VINCENT TIZZIO
Vincent Tizzio
President and Chief Executive Officer
(Principal Executive Officer)

/S/ PETER VOGT
Peter Vogt
Chief Financial Officer
(Principal Financial Officer)