Form 10-Q
period 2024-06-30
AXIS CAPITAL HOLDINGS LTD
filed 2024-07-30
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
At July 29, 2024, there were 84,181,033 common shares outstanding, $0.0125 par value per share, of the registrant.

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

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2024 (UNAUDITED) AND DECEMBER 31, 2023

	2024	2023
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2024: $13,009,189; 2023: $12,634,254 Allowance for expected credit losses 2024: $4,631; 2023: $10,759)	$12,585,137	$12,234,742
Fixed maturities, held to maturity, at amortized cost (Fair value 2024: $629,323; 2023: $675,851 Allowance for expected credit losses 2024: $nil; 2023: $nil)	637,792	686,296
Equity securities, at fair value (Cost 2024: $547,443; 2023: $543,833)	589,899	588,511
Mortgage loans, held for investment, at fair value (Allowance for expected credit losses 2024: $20,681; 2023: $6,220)	544,859	610,148
Other investments, at fair value	936,680	949,413
Equity method investments	193,705	174,634
Short-term investments, at fair value	57,436	17,216
Total investments	15,545,508	15,260,960
Cash and cash equivalents	1,092,567	953,476
Restricted cash and cash equivalents	562,496	430,509
Accrued interest receivable	118,147	106,055
Insurance and reinsurance premium balances receivable (Allowance for expected credit losses 2024: $14,864; 2023: $11,997)	3,686,819	3,067,554
Reinsurance recoverable on unpaid losses and loss expenses (Allowance for expected credit losses 2024: $43,043; 2023: $36,611)	6,591,821	6,323,083
Reinsurance recoverable on paid losses and loss expenses	483,447	575,847
Deferred acquisition costs	592,067	450,950
Prepaid reinsurance premiums	2,113,364	1,916,087
Receivable for investments sold	11,899	8,767
Goodwill	100,801	100,801
Intangible assets	181,426	186,883
Operating lease right-of-use assets	101,101	108,093
Loan advances made	328,921	305,222
Other assets	568,498	456,385
Total assets	$32,078,882	$30,250,672
Liabilities
Reserve for losses and loss expenses	$16,738,871	$16,434,018
Unearned premiums	5,674,787	4,747,602
Insurance and reinsurance balances payable	2,005,126	1,792,719
Debt	1,314,438	1,313,714
Federal Home Loan Bank advances	85,790	85,790
Payable for investments purchased	118,706	26,093
Operating lease liabilities	116,264	123,101
Other liabilities	365,429	464,439
Total liabilities	26,419,411	24,987,476
Shareholders’ equity
Preferred shares	550,000	550,000
Common shares (shares issued 2024: 176,580; 2023: 176,580 shares outstanding 2024: 84,179; 2023: 85,286)	2,206	2,206
Additional paid-in capital	2,376,244	2,383,030
Accumulated other comprehensive income (loss)	(394,968)	(365,836)
Retained earnings	6,957,185	6,440,528
Treasury shares, at cost (2024: 92,401; 2023: 91,294)	(3,831,196)	(3,746,732)
Total shareholders’ equity	5,659,471	5,263,196
Total liabilities and shareholders’ equity	$32,078,882	$30,250,672
See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	Three months ended		Six months ended
	2024	2023	2024	2023
	(in thousands, except per share amounts)
Revenues
Net premiums earned	$1,304,478	$1,265,745	$2,562,519	$2,495,944
Net investment income	190,975	136,829	358,358	270,601
Other insurance related income	8,526	5,524	16,867	6,100
Net investment gains (losses):
(Increase) decrease in allowance for expected credit losses	(12,963)	354	(8,300)	(2,456)
Impairment losses	(156)	(9,083)	(164)	(9,083)
Other realized and unrealized investment gains (losses)	(40,360)	(15,641)	(54,223)	(33,019)
Total net investment gains (losses)	(53,479)	(24,370)	(62,687)	(44,558)
Total revenues	1,450,500	1,383,728	2,875,057	2,728,087

Expenses
Net losses and loss expenses	765,988	736,257	1,494,659	1,456,899
Acquisition costs	265,091	253,265	519,345	483,638
General and administrative expenses	148,441	168,503	311,813	335,314
Foreign exchange losses (gains)	(7,384)	30,104	(30,936)	38,814
Interest expense and financing costs	17,010	16,738	34,157	33,632
Reorganization expenses	14,014	—	26,312	—
Amortization of intangible assets	2,729	2,729	5,458	5,458
Total expenses	1,205,889	1,207,596	2,360,808	2,353,755

Income before income taxes and interest in income (loss) of equity method investments	244,611	176,132	514,249	374,332
Income tax (expense) benefit	(40,547)	(27,558)	84,107	(43,454)
Interest in income (loss) of equity method investments	7,900	2,100	9,069	(105)
Net income	211,964	150,674	607,425	330,773
Preferred share dividends	7,563	7,563	15,125	15,125
Net income available to common shareholders	$204,401	$143,111	$592,300	$315,648

Per share data
Earnings per common share:
Earnings per common share	$2.42	$1.68	$6.99	$3.71
Earnings per diluted common share	$2.40	$1.67	$6.93	$3.68
Weighted average common shares outstanding	84,475	85,207	84,677	85,036
Weighted average diluted common shares outstanding	85,326	85,812	85,509	85,833

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	Three months ended		Six months ended
	2024	2023	2024	2023
	(in thousands)
Net income	$211,964	$150,674	$607,425	$330,773
Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	(35,586)	(98,402)	(95,602)	41,700
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	(102)	(15)	(563)	8,073
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income	54,372	36,621	77,787	77,370
Unrealized gains (losses) arising during the period, net of reclassification adjustment	18,684	(61,796)	(18,378)	127,143
Foreign currency translation adjustment	(1,803)	3,183	(10,754)	2,648
Total other comprehensive income (loss), net of tax	16,881	(58,613)	(29,132)	129,791
Comprehensive income	$228,845	$92,061	$578,293	$460,564

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	Three months ended		Six months ended
	2024	2023	2024	2023
	(in thousands)
Preferred shares
Balance at beginning and end of period	$550,000	$550,000	$550,000	$550,000

Common shares (par value)
Balance at beginning and end of period	2,206	2,206	2,206	2,206

Additional paid-in capital
Balance at beginning of period	2,368,144	2,347,637	2,383,030	2,366,253
Treasury shares reissued	(1,504)	(2,203)	(27,816)	(32,796)
Share-based compensation expense	9,604	15,751	21,030	27,728
Balance at end of period	2,376,244	2,361,185	2,376,244	2,361,185

Accumulated other comprehensive income (loss)
Balance at beginning of period	(411,849)	(571,896)	(365,836)	(760,300)
Unrealized gains (losses) on available for sale investments, net of tax:
Balance at beginning of period	(384,721)	(554,756)	(347,659)	(743,695)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	18,684	(61,796)	(18,378)	127,143
Balance at end of period	(366,037)	(616,552)	(366,037)	(616,552)
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	(27,128)	(17,140)	(18,177)	(16,605)
Foreign currency translation adjustment	(1,803)	3,183	(10,754)	2,648
Balance at end of period	(28,931)	(13,957)	(28,931)	(13,957)
Balance at end of period	(394,968)	(630,509)	(394,968)	(630,509)

Retained earnings
Balance at beginning of period	6,790,558	6,381,201	6,440,528	6,247,022
Net income	211,964	150,674	607,425	330,773
Preferred share dividends (1)	(7,563)	(7,563)	(15,125)	(15,125)
Common share dividends (1)	(37,774)	(38,411)	(75,643)	(76,769)
Balance at end of period	6,957,185	6,485,901	6,957,185	6,485,901

Treasury shares, at cost
Balance at beginning of period	(3,793,904)	(3,748,919)	(3,746,732)	(3,765,271)
Shares repurchased	(38,796)	(1,106)	(114,524)	(17,051)
Shares reissued	1,504	2,203	30,060	34,500
Balance at end of period	(3,831,196)	(3,747,822)	(3,831,196)	(3,747,822)

Total shareholders’ equity	$5,659,471	$5,020,961	$5,659,471	$5,020,961

(1) Refer to Note 10 'Shareholders' Equity' for details on dividends declared and paid related to the Company's common and preferred shares.

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	Six months ended
	2024	2023
	(in thousands)
Cash flows from operating activities:
Net income	$607,425	$330,773
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment (gains) losses	62,687	44,558
Net realized and unrealized (gains) losses on other investments	(18,869)	5,236
Amortization of fixed maturities	(18,390)	(5,916)
Interest in (income) loss of equity method investments	(9,069)	105
Other amortization and depreciation	27,893	31,182
Share-based compensation expense, net of cash payments	23,275	24,640
Changes in:
Accrued interest receivable	(12,294)	(6,565)
Reinsurance recoverable on unpaid losses and loss expenses	(278,507)	(34,416)
Reinsurance recoverable on paid losses and loss expenses	80,018	(42,227)
Deferred acquisition costs	(143,481)	(114,124)
Prepaid reinsurance premiums	(197,903)	(215,019)
Reserve for losses and loss expenses	326,820	253,575
Unearned premiums	936,026	778,063
Insurance and reinsurance balances, net	(272,528)	(391,658)
Other items	(210,864)	(20,893)
Net cash provided by operating activities	902,239	637,314

Cash flows from investing activities:
Purchases of:
Fixed maturities, available for sale	(4,534,094)	(3,230,430)
Fixed maturities, held to maturity	(77,033)	(25,000)
Equity securities	(78,131)	(84,272)
Mortgage loans	(2,385)	(20,686)
Other investments	(38,059)	(57,124)
Equity method investments	(10,002)	—
Short-term investments	(104,190)	(76,052)
Proceeds from the sale of:
Fixed maturities, available for sale	3,341,151	2,694,067
Equity securities	97,430	14,220
Other investments	69,701	80,227
Short-term investments	24,488	58,875
Proceeds from redemption of fixed maturities, available for sale	829,963	423,836
Proceeds from redemption of fixed maturities, held to maturity	125,552	6,059
Proceeds from redemption of short-term investments	40,411	42,570
Proceeds from the repayment of mortgage loans	53,524	35,412
Proceeds from the (purchase) sale of other asset, net	(8,932)	(7,584)
Loan advances made	(139,585)	(36,235)
Net cash used in investing activities	(410,191)	(182,117)

Cash flows from financing activities:
Repurchase of common shares - open market	(99,968)	—
Taxes paid on withholding shares	(14,556)	(17,051)
Dividends paid - common shares	(77,509)	(78,022)
Dividends paid - preferred shares	(15,125)	(15,125)
Federal Home Loan Bank advances, net	—	5,250
Net cash used in financing activities	(207,158)	(104,948)

Effect of exchange rate changes on foreign currency cash, cash equivalents and restricted cash	(13,812)	(6,632)
Increase in cash, cash equivalents and restricted cash	271,078	343,617
Cash, cash equivalents and restricted cash - beginning of period	1,383,985	1,174,653
Cash, cash equivalents and restricted cash - end of period	$1,655,063	$1,518,270

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	Six months ended
	2024	2023
	(in thousands)
Supplemental disclosures of cash flow information:
Income taxes paid	$24,853	$31,547
Interest paid	$32,148	$31,600

Supplemental disclosures of cash flow information:
In 2024, $95 million related to a loan advanced to Monarch Point Re (ISA 2023 and ISA 2024) Ltd. ("Monarch Point Re") was repaid and was treated as a non-cash activity in the consolidated statement of cash flows. In addition, $92 million related to reinsurance balances payables due to Monarch Point Re under the retrocession agreement and $12 million related to ceded losses and loss expenses due from Monarch Point Re under the retrocession agreement were settled and both amounts were treated as a non-cash activity in the consolidated statement of cash flows. Further, $9 million related to interest on the loan advanced to Monarch Point Re was received in advance and was treated as a non-cash activity in the consolidated statement of cash flows.
In 2024, $45 million related to a loan advanced to a third party reinsurer was repaid and $45 million related to reinsurance balances payables due to the third party reinsurer under the retrocession agreement was settled and both amounts were treated as non-cash activities in the consolidated statement of cash flows (refer to Note 11 'Debt').
In 2023, $58 million related to a loan advanced to a third party reinsurer was repaid and was treated as a non-cash activity in the consolidated statement of cash flows. In addition, $55 million related to reinsurance balances payables due to the third party reinsurer under the retrocession agreement and $10 million related to ceded losses and loss expenses due from the third party reinsurer under the retrocession agreement were settled and both amounts were treated as a non-cash activity in the consolidated statement of cash flows.

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    ORGANIZATION

On April 1, 2024, AXIS Energy Transition Syndicate 2050 ("AXIS Syndicate 2050") commenced underwriting. AXIS Corporate Capital UK II Limited is the sole corporate member of AXIS Syndicate 2050. AXIS Managing Agency operates as managing agent for AXIS Syndicate 2050.

2.    BASIS OF PRESENTATION AND ACCOUNTING POLICIES

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

To facilitate comparison of information across periods, certain reclassifications have been made to prior year amounts to conform to the current year's presentation. At June 30, 2024, the Company presented loan advances made in 2023 separately in the consolidated statements of cash flows. These loan advances made were included in other assets and insurance and reinsurance balances payable in the consolidated statements of cash flows in 2023. This presentation was adopted to facilitate comparison to loan advances made in 2024. This reclassification did not impact results of operations, financial condition or liquidity.
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

The following tables present the underwriting results of the Company's reportable segments, as well as the carrying amounts of allocated goodwill and intangible assets:

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    SEGMENT INFORMATION (CONTINUED)

	2024			2023
Three months ended and at June 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$1,814,066	$626,170	$2,440,236	$1,684,150	$600,228	$2,284,378
Net premiums written	1,194,197	379,547	1,573,744	1,021,021	425,336	1,446,357
Net premiums earned	958,212	346,266	1,304,478	842,751	422,994	1,265,745
Other insurance related income (loss)	(61)	8,587	8,526	58	5,466	5,524
Net losses and loss expenses	(542,591)	(223,397)	(765,988)	(457,650)	(278,607)	(736,257)
Acquisition costs	(188,026)	(77,065)	(265,091)	(156,972)	(96,293)	(253,265)
Underwriting-related general and administrative expenses	(111,894)	(8,874)	(120,768)	(113,534)	(19,721)	(133,255)
Underwriting income	$115,640	$45,517	161,157	$114,653	$33,839	148,492

Net investment income			190,975			136,829
Net investment gains (losses)			(53,479)			(24,370)
Corporate expenses			(27,673)			(35,248)
Foreign exchange (losses) gains			7,384			(30,104)
Interest expense and financing costs			(17,010)			(16,738)
Reorganization expenses			(14,014)			—
Amortization of intangible assets			(2,729)			(2,729)
Income before income taxes and interest in income of equity method investments			244,611			176,132
Income tax (expense) benefit			(40,547)			(27,558)
Interest in income of equity method investments			7,900			2,100
Net income			211,964			150,674
Preferred share dividends			7,563			7,563
Net income available to common shareholders			$204,401			$143,111

Net losses and loss expenses ratio	56.6%	64.5%	58.7%	54.3%	65.9%	58.2%
Acquisition cost ratio	19.6%	22.3%	20.3%	18.6%	22.8%	20.0%
General and administrative expense ratio	11.7%	2.5%	11.4%	13.5%	4.6%	13.3%
Combined ratio	87.9%	89.3%	90.4%	86.4%	93.3%	91.5%

Goodwill and intangible assets	$282,227	$—	$282,227	$293,143	$—	$293,143

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    SEGMENT INFORMATION (CONTINUED)

	2024			2023
Six months ended and at June 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$3,388,571	$1,706,092	$5,094,663	$3,099,762	$1,566,592	$4,666,354
Net premiums written	2,216,551	1,079,266	3,295,817	1,903,597	1,151,116	3,054,713
Net premiums earned	1,876,159	686,360	2,562,519	1,659,206	836,738	2,495,944
Other insurance related income (loss)	(39)	16,906	16,867	112	5,988	6,100
Net losses and loss expenses	(1,039,455)	(455,204)	(1,494,659)	(907,117)	(549,782)	(1,456,899)
Acquisition costs	(364,055)	(155,290)	(519,345)	(304,030)	(179,608)	(483,638)
Underwriting-related general and administrative expenses	(233,981)	(24,580)	(258,561)	(230,164)	(43,486)	(273,650)
Underwriting income	$238,629	$68,192	306,821	$218,007	$69,850	287,857

Net investment income			358,358			270,601
Net investment gains (losses)			(62,687)			(44,558)
Corporate expenses			(53,252)			(61,664)
Foreign exchange (losses) gains			30,936			(38,814)
Interest expense and financing costs			(34,157)			(33,632)
Reorganization expenses			(26,312)			—
Amortization of intangible assets			(5,458)			(5,458)
Income before income taxes and interest in income (loss) of equity method investments			514,249			374,332
Income tax (expense) benefit			84,107			(43,454)
Interest in income (loss) of equity method investments			9,069			(105)
Net income			607,425			330,773
Preferred share dividends			15,125			15,125
Net income available to common shareholders			$592,300			$315,648

Net losses and loss expenses ratio	55.4%	66.3%	58.3%	54.7%	65.7%	58.4%
Acquisition cost ratio	19.4%	22.6%	20.3%	18.3%	21.5%	19.4%
General and administrative expense ratio	12.5%	3.6%	12.2%	13.9%	5.2%	13.4%
Combined ratio	87.3%	92.5%	90.8%	86.9%	92.4%	91.2%

Goodwill and intangible assets	$282,227	$—	$282,227	$293,143	$—	$293,143

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    INVESTMENTS
a)     Fixed Maturities, Available for Sale

The following table provides the amortized cost and fair values of the Company's fixed maturities classified as available for sale:

	Amortized cost	Allowance for expected credit losses	Gross unrealized gains	Gross unrealized losses	Fair value

At June 30, 2024
Available for sale
U.S. government and agency	$2,713,759	$—	$6,506	$(47,299)	$2,672,966
Non-U.S. government	771,227	(74)	3,605	(23,250)	751,508
Corporate debt	5,271,600	(4,303)	30,067	(210,837)	5,086,527
Agency RMBS(1)	1,692,741	—	2,304	(94,018)	1,601,027
CMBS(2)	874,187	—	540	(50,012)	824,715
Non-agency RMBS	138,135	(203)	456	(11,624)	126,764
ABS(3)	1,386,533	(51)	2,661	(18,499)	1,370,644
Municipals(4)	161,007	—	225	(10,246)	150,986
Total fixed maturities, available for sale	$13,009,189	$(4,631)	$46,364	$(465,785)	$12,585,137

At December 31, 2023
Available for sale
U.S. government and agency	$3,049,445	$—	$13,211	$(55,128)	$3,007,528
Non-U.S. government	729,761	(30)	13,089	(18,861)	723,959
Corporate debt	4,651,654	(10,438)	49,434	(216,478)	4,474,172
Agency RMBS(1)	1,706,204	—	11,495	(83,038)	1,634,661
CMBS(2)	897,553	—	551	(58,408)	839,696
Non-agency RMBS	165,910	(194)	713	(13,033)	153,396
ABS(3)	1,265,187	(50)	2,855	(25,021)	1,242,971
Municipals(4)	168,540	(47)	414	(10,548)	158,359
Total fixed maturities, available for sale	$12,634,254	$(10,759)	$91,762	$(480,515)	$12,234,742

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

The table below provides the contractual maturities of fixed maturities classified as available for sale:

	Amortized cost	Fair value	% of Total fair value

At June 30, 2024
Maturity
Due in one year or less	$569,486	$560,802	4.5%
Due after one year through five years	5,726,646	5,605,176	44.5%
Due after five years through ten years	2,436,399	2,318,770	18.4%
Due after ten years	185,062	177,239	1.4%
	8,917,593	8,661,987	68.8%
Agency RMBS	1,692,741	1,601,027	12.7%
CMBS	874,187	824,715	6.6%
Non-agency RMBS	138,135	126,764	1.0%
ABS	1,386,533	1,370,644	10.9%
Total	$13,009,189	$12,585,137	100.0%

At December 31, 2023
Maturity
Due in one year or less	$474,557	$463,789	3.6%
Due after one year through five years	5,902,571	5,790,493	47.3%
Due after five years through ten years	2,064,619	1,954,449	16.0%
Due after ten years	157,653	155,287	1.3%
	8,599,400	8,364,018	68.2%
Agency RMBS	1,706,204	1,634,661	13.4%
CMBS	897,553	839,696	6.9%
Non-agency RMBS	165,910	153,396	1.3%
ABS	1,265,187	1,242,971	10.2%
Total	$12,634,254	$12,234,742	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    INVESTMENTS (CONTINUED)
Gross Unrealized Losses

The following table summarizes fixed maturities, available for sale in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

At June 30, 2024
Fixed maturities, available for sale
U.S. government and agency	$613,647	$(36,799)	$1,129,410	$(10,500)	$1,743,057	$(47,299)
Non-U.S. government	211,122	(18,833)	348,236	(4,417)	559,358	(23,250)
Corporate debt	2,173,470	(194,191)	1,202,422	(16,646)	3,375,892	(210,837)
Agency RMBS	765,043	(87,306)	501,789	(6,712)	1,266,832	(94,018)
CMBS	666,929	(47,722)	81,346	(2,290)	748,275	(50,012)
Non-agency RMBS	77,872	(11,582)	10,373	(42)	88,245	(11,624)
ABS	342,311	(17,096)	272,328	(1,403)	614,639	(18,499)
Municipals	117,590	(9,742)	20,588	(504)	138,178	(10,246)
Total fixed maturities, available for sale	$4,967,984	$(423,271)	$3,566,492	$(42,514)	$8,534,476	$(465,785)

At December 31, 2023
Fixed maturities, available for sale
U.S. government and agency	$846,503	$(42,465)	$867,733	$(12,663)	$1,714,236	$(55,128)
Non-U.S. government	233,038	(18,178)	115,112	(683)	348,150	(18,861)
Corporate debt	2,623,304	(210,512)	240,813	(5,966)	2,864,117	(216,478)
Agency RMBS	778,656	(80,070)	218,606	(2,968)	997,262	(83,038)
CMBS	703,411	(54,856)	75,242	(3,552)	778,653	(58,408)
Non-agency RMBS	98,483	(13,013)	10,017	(20)	108,500	(13,033)
ABS	879,743	(24,747)	83,582	(274)	963,325	(25,021)
Municipals	129,969	(10,156)	6,238	(392)	136,207	(10,548)
Total fixed maturities, available for sale	$6,293,107	$(453,997)	$1,617,343	$(26,518)	$7,910,450	$(480,515)

At June 30, 2024, 4,248 fixed maturities (2023: 3,535) were in an unrealized loss position of $466 million (2023: $481 million), of which $12 million (2023: $13 million) was related to securities below investment grade or not rated.

At June 30, 2024, 2,909 fixed maturities (2023: 3,212) had been in a continuous unrealized loss position for twelve months or greater and had a fair value of $4,968 million (2023: $6,293 million).

The unrealized losses of $466 million (2023: $481 million) were due to non-credit factors and were expected to be recovered as the related securities approach maturity.

At June 30, 2024, the Company did not intend to sell the securities in an unrealized loss position and it is more likely than not that the Company will not be required to sell these securities before the anticipated recovery of their amortized costs.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    INVESTMENTS (CONTINUED)
b)     Fixed Maturities, Held to Maturity
The following table provides the amortized cost and fair values of the Company's fixed maturities classified as held to maturity:

	Amortized cost	Allowance for expected credit losses	Net carrying value	Gross unrealized gains	Gross unrealized losses	Fair value

At June 30, 2024
Held to maturity
Corporate debt	$105,192	$—	$105,192	$368	$(9,229)	$96,331
ABS(1)	532,600	—	532,600	759	(367)	532,992
Total fixed maturities, held to maturity	$637,792	$—	$637,792	$1,127	$(9,596)	$629,323

At December 31, 2023
Held to maturity
Corporate debt	$95,200	$—	$95,200	$298	$(8,827)	$86,671
ABS(1)	591,096	—	591,096	5	(1,921)	589,180
Total fixed maturities, held to maturity	$686,296	$—	$686,296	$303	$(10,748)	$675,851

(1)Asset-backed securities ("ABS") include debt tranched securities collateralized primarily by collateralized loan obligations ("CLOs").

At June 30, 2024, fixed maturities, held to maturity of $638 million (2023: $686 million) were presented net of an allowance for expected credit losses of $nil (2023: $nil).

The Company's ABS, held to maturity consist of CLO debt tranched securities. The Company uses a scenario-based approach to review its CLO debt portfolio and reviews subordination levels of these securities to determine their ability to absorb credit losses of the underlying collateral. If losses are forecast to be below the subordination level for a tranche held by the Company, the security is determined not to have a credit loss. At June 30, 2024, the allowance for credit losses expected to be recognized over the life of the Company's ABS, held to maturity was $nil.

To estimate expected credit losses for corporate debt securities, held to maturity, the Company's projected cash flows are primarily driven by assumptions regarding the severity of loss, which is a function of the probability of default and projected recovery rates. The Company's default and recovery rates are based on credit ratings, credit analysis and macroeconomic forecasts. At June 30, 2024, the allowance for credit losses expected to be recognized over the life of the Company's corporate debt, held to maturity was $nil.
Contractual Maturities
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. ABS classified as held to maturity had a carrying value of $533 million (2023: $591 million).
Corporate debt classified as held to maturity with a net carrying value of $22 million (2023: $nil) is due between 1 year and 3 years and corporate debt classified as held to maturity with a net carrying value of $83 million (2023: $95 million) is due between 3 years and 10 years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    INVESTMENTS (CONTINUED)
c)     Equity Securities
The following table provides the cost and fair values of the Company's equity securities:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value

At June 30, 2024
Equity securities
Common stocks	$2,843	$75	$(423)	$2,495
Preferred stocks	5,810	144	(112)	5,842
Exchange-traded funds	188,625	109,531	(965)	297,191
Bond mutual funds	350,165	1,662	(67,456)	284,371
Total equity securities	$547,443	$111,412	$(68,956)	$589,899

At December 31, 2023
Equity securities
Common stocks	$2,843	$101	$(398)	$2,546
Preferred stocks	5,496	218	(113)	5,601
Exchange-traded funds	182,989	105,858	(1,572)	287,275
Bond mutual funds	352,505	4,119	(63,535)	293,089
Total equity securities	$543,833	$110,296	$(65,618)	$588,511

d)     Mortgage Loans

The following table provides details of the Company's mortgage loans, held for investment:

	June 30, 2024		December 31, 2023
	Carrying value	% of Total	Carrying value	% of Total

Mortgage loans, held for investment:
Commercial	$565,540	104%	$616,368	101%
Allowance for expected credit losses	(20,681)	(4%)	(6,220)	(1)%
Total mortgage loans, held for investment	$544,859	100%	$610,148	100%

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

The Company has a high quality commercial mortgage loan portfolio with a weighted average debt service coverage ratio of 1.9x (2023: 1.9x) and a weighted average loan-to-value ratio of 74% (2023: 71%). At June 30, 2024, and 2023 there were no past due amounts associated with the commercial mortgage loans held by the Company.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    INVESTMENTS (CONTINUED)
On a quarterly basis the Company's exposure to commercial mortgage loans in the office sector, which represents 43% (2023: 41%) of the total mortgage loan portfolio, is evaluated for credit losses based on inputs unique to this sector. This assessment utilizes historical credit loss experience adjusted to reflect current conditions and management forecasts. Further, collateral dependent commercial mortgage loans (e.g., when the borrower is experiencing financial difficulty, including when foreclosure is reasonably possible or probable) are evaluated individually for credit losses. The allowance for expected credit losses for a collateral dependent loan is established as the excess of amortized cost over the estimated fair value of the loan's underlying collateral, less selling cost when foreclosure is probable.

Accordingly, any change in estimated credit losses are recognized as a change in the allowance for expected credit losses which is recorded in net investment gains (losses).

At June 30, 2024, the Company's mortgage loan portfolio had an allowance for expected credit loss of $21 million (2023: $6 million).

e)     Other Investments

The following table provides a summary of the Company's other investments, together with additional information relating to the liquidity of each category:

	Fair value		Redemption frequency (if currently eligible)	Redemption notice period

At June 30, 2024
Multi-strategy funds	$24,634	3%	Quarterly	60-90 days
Direct lending funds	167,137	18%	Quarterly(1)	90 days
Private equity funds	318,608	34%	n/a	n/a
Real estate funds	309,793	33%	Quarterly(2), Annually(3)	45-90 days
CLO-Equities	4,498	—%	n/a	n/a
Other privately held investments	112,010	12%	n/a	n/a
Total other investments	$936,680	100%

At December 31, 2023
Multi-strategy funds	$24,619	3%	Quarterly	60-90 days
Direct lending funds	192,270	20%	Quarterly(1)	90 days
Private equity funds	301,712	32%	n/a	n/a
Real estate funds	317,325	33%	Quarterly(2), Annually(3)	45-90 days
CLO-Equities	5,300	1%	n/a	n/a
Other privately held investments	108,187	11%	n/a	n/a
Total other investments	$949,413	100%

n/a - not applicable
(1) Applies to one fund with a fair value of $10 million (2023: $17 million).
(2) Applies to one fund with a fair value of $61 million (2023: $66 million).
(3) Applies to one fund with a fair value of $23 million (2023: $25 million).

Two common redemption restrictions which may impact the Company's ability to redeem multi-strategy funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund's net assets which may otherwise hinder the general partner or investment manager's ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During the six months ended June 30, 2024 and 2023, neither of these restrictions impacted the Company's redemption requests. At June 30, 2024, there were no multi-strategy fund holdings (2023: $nil) where the Company is still within the lockup period.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    INVESTMENTS (CONTINUED)
At June 30, 2024, the Company had $28 million (2023: $28 million) of unfunded commitments as a limited partner in multi-strategy hedge funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until after the completion of the funds' investment term. These funds have investment terms ranging from two years to the dissolution of the underlying fund.

At June 30, 2024, the Company had $272 million (2023: $192 million) of unfunded commitments as a limited partner in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from four to ten years and the General Partners of certain funds have the option to extend the term by up to three years.

At June 30, 2024, the Company had $123 million (2023: $145 million) of unfunded commitments as a limited partner in private equity funds. The life of the funds is subject to the dissolution of the underlying funds. The Company expects the overall holding period to be over six years.
At June 30, 2024, the Company had $98 million (2023: $107 million) of unfunded commitments as a limited partner in real estate funds. These funds include an open-ended fund and funds with investment terms ranging from two years to the dissolution of the underlying fund.
At June 30, 2024, the Company had $23 million (2023: $30 million) of unfunded commitments as a limited partner in three private company investment funds focusing on financial services technology companies with an emphasis on insurance technology companies ("private company investment funds"). Two of these funds have investment terms of 5 years and one fund has an investment term of 10 years.

f)     Equity Method Investments

During 2023, the Company paid $22 million to acquire 18% of the common equity of Monarch Point Re (ISAC) Ltd. and Monarch Point Re (ISA 2023) Ltd., a collateralized reinsurance company formed under the laws of Bermuda as an incorporated segregated accounts company under the Incorporated Segregated Accounts Companies Act 2019, as amended (the "ISAC Act"). During 2024, the Company paid $10 million to acquire 18% of the common equity of Monarch Point Re (ISA 2024) Ltd., (Monarch Point Re (ISAC) Ltd., Monarch Point Re (ISA 2023) Ltd. and Monarch Point Re (ISA 2024) Ltd., individually or collectively "Monarch Point Re").

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

During 2016, the Company paid $108 million including direct transaction costs to acquire 19% of the common equity of Harrington Reinsurance Holdings Limited ("Harrington"), the parent company of Harrington Re Ltd. ("Harrington Re"), an independent reinsurance company jointly sponsored by the Company and The Blackstone Group L.P. ("Blackstone"). During 2023, following a share tender offer, the Company's ownership interest in Harrington increased to 20%.

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

The Company also invests in limited partnerships which represent 75% of the Company's other investments. The investments in limited partnerships include multi-strategy funds, direct lending funds, private equity funds, real estate funds and CLO equity tranched securities, which are variable interests issued by VIEs (refer to Note 4(e) 'Other Investments').

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

h)     Net Investment Income

Net investment income was derived from the following sources:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Fixed maturities	$154,023	$124,390	$293,419	$242,652
Other investments	14,301	(5,341)	19,974	(4,855)
Equity securities	3,057	2,990	5,819	5,445
Mortgage loans	9,108	8,880	18,237	17,266
Cash and cash equivalents	13,733	11,161	27,395	21,174
Short-term investments	3,766	2,129	7,229	3,789
Gross investment income	197,988	144,209	372,073	285,471
Investment expenses	(7,013)	(7,380)	(13,715)	(14,870)
Net investment income	$190,975	$136,829	$358,358	$270,601

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    INVESTMENTS (CONTINUED)
i)     Net Investment Gains (Losses)

The following table provides an analysis of net investment gains (losses):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Gross realized investment gains
Fixed maturities and short-term investments	$6,182	$11,460	$20,581	$23,829
Equity securities	—	17	30,626	1,535
Gross realized investment gains	6,182	11,477	51,207	25,364
Gross realized investment losses
Fixed maturities and short-term investments	(52,587)	(43,695)	(96,519)	(97,343)
Equity securities	—	—	(7,712)	(396)
Gross realized investment losses	(52,587)	(43,695)	(104,231)	(97,739)
(Increase) decrease in allowance for expected credit losses, fixed maturities, available for sale	(394)	2,094	6,128	1,182
(Increase) decrease in allowance for expected credit losses, mortgage loans	(12,569)	(1,740)	(14,428)	(3,638)
Impairment losses(1)	(156)	(9,083)	(164)	(9,083)
Change in fair value of investment derivatives(2)	228	(528)	1,023	(1,474)
Net unrealized gains (losses) on equity securities	5,817	17,105	(2,222)	40,830
Net investment losses	$(53,479)	$(24,370)	$(62,687)	$(44,558)

(1) Related to instances where the Company intends to sell securities or it is more likely than not that the Company will be required to sell securities before their anticipated recovery.
(2) Refer to Note 6 'Derivative Instruments'.

The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Balance at beginning of period	$4,237	$12,645	$10,759	$11,733
Expected credit losses on securities where credit losses were not previously recognized	247	3,742	278	4,355
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	147	(1,223)	(1,406)	(304)
Impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—	—	—
Securities sold/redeemed/matured	—	(4,613)	(5,000)	(5,233)
Balance at end of period	$4,631	$10,551	$4,631	$10,551

 j)    Reverse Repurchase Agreements

At June 30, 2024, the Company held $45 million (2023: $12 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents in the Company's consolidated balance sheets. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, the Company receives principal and interest income. The Company monitors the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction.

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

Other privately held investments include common shares, preferred shares, convertible notes, convertible preferred shares, a variable yield security and private company investment funds. These investments are initially valued at cost, which approximates fair value. In subsequent measurement periods, the fair values of these investments are generally derived from one or a combination of valuation methodologies which consider factors including recent capital raises by the investee companies, comparable precedent transaction multiples, comparable publicly traded multiples, third-party valuations, discounted cash-flow models, and other techniques that consider the industry and development stage of each investee company. The fair value of the variable yield security is determined using an externally developed discounted cash flow model. In order to assess the reasonableness of the information received from investee companies, the Company maintains an understanding of current market conditions, historical results, and emerging trends that may impact the results of operations, financial condition or liquidity of these companies. In addition, the Company engages in regular communication with management at investee companies. As the significant inputs used to price these investments are unobservable, the fair values of other privately held investments are classified as Level 3. The fair values of private company investment funds are estimated using net asset valuations ("NAVs") as advised by external fund managers or third-party administrators.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.    FAIR VALUE MEASUREMENTS (CONTINUED)
The tables below present the financial instruments measured at fair value on a recurring basis for the periods indicated:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At June 30, 2024
Assets
Fixed maturities, available for sale
U.S. government and agency	$2,627,921	$45,045	$—	$—	$2,672,966
Non-U.S. government	—	751,508	—	—	751,508
Corporate debt	—	4,961,518	125,009	—	5,086,527
Agency RMBS	—	1,601,027	—	—	1,601,027
CMBS	—	824,715	—	—	824,715
Non-agency RMBS	—	126,764	—	—	126,764
ABS	—	1,370,644	—	—	1,370,644
Municipals	—	150,986	—	—	150,986
	2,627,921	9,832,207	125,009	—	12,585,137
Equity securities
Common stocks	2,495	—	—	—	2,495
Preferred stocks	3	5,839	—	—	5,842
Exchange-traded funds	297,191	—	—	—	297,191
Bond mutual funds	—	284,371	—	—	284,371
	299,689	290,210	—	—	589,899
Other investments
Multi-strategy funds	—	—	—	24,634	24,634
Direct lending funds	—	—	—	167,137	167,137
Private equity funds	—	—	—	318,608	318,608
Real estate funds	—	—	—	309,793	309,793
CLO-Equities	—	—	4,498	—	4,498
Other privately held investments	—	—	85,288	26,722	112,010
	—	—	89,786	846,894	936,680
Short-term investments	—	57,436	—	—	57,436
Other assets
Derivative instruments (refer to Note 6)	—	1,822	—	—	1,822
Total Assets	$2,927,610	$10,181,675	$214,795	$846,894	$14,170,974
Liabilities
Derivative instruments (refer to Note 6)	$—	$4,822	$—	$—	$4,822
Total Liabilities	$—	$4,822	$—	$—	$4,822

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.    FAIR VALUE MEASUREMENTS (CONTINUED)

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At December 31, 2023
Assets
Fixed maturities, available for sale
U.S. government and agency	$2,989,612	$17,916	$—	$—	$3,007,528
Non-U.S. government	—	723,959	—	—	723,959
Corporate debt	—	4,338,419	135,753	—	4,474,172
Agency RMBS	—	1,634,661	—	—	1,634,661
CMBS	—	839,696	—	—	839,696
Non-agency RMBS	—	153,396	—	—	153,396
ABS	—	1,242,971	—	—	1,242,971
Municipals	—	158,359	—	—	158,359
	2,989,612	9,109,377	135,753	—	12,234,742
Equity securities
Common stocks	2,546	—	—	—	2,546
Preferred stocks	1	5,600	—	—	5,601
Exchange-traded funds	287,275	—	—	—	287,275
Bond mutual funds	—	293,089	—	—	293,089
	289,822	298,689	—	—	588,511
Other investments
Multi-strategy funds	—	—	—	24,619	24,619
Direct lending funds	—	—	—	192,270	192,270
Private equity funds	—	—	—	301,712	301,712
Real estate funds	—	—	—	317,325	317,325
CLO-Equities	—	—	5,300	—	5,300
Other privately held investments	—	—	87,289	20,898	108,187
	—	—	92,589	856,824	949,413
Short-term investments	—	17,216	—	—	17,216
Other assets
Derivative instruments (refer to Note 6)	—	4,424	—	—	4,424
Total Assets	$3,279,434	$9,429,706	$228,342	$856,824	$13,794,306
Liabilities
Derivative instruments (refer to Note 6)	$—	$10,165	$—	$—	$10,165
Total Liabilities	$—	$10,165	$—	$—	$10,165

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.    FAIR VALUE MEASUREMENTS (CONTINUED)
The following table quantifies the significant unobservable inputs used in estimating fair values at June 30, 2024 of investments classified as Level 3 in the fair value hierarchy:

	Asset fair value	Valuation technique	Unobservable input	Amount / Range	Weighted average

Other investments - CLO-Equities	$4,498	Discounted cash flow	Default rate	4.5%	4.5%
			Loss severity rate	50.0%	50.0%
			Collateral spread	3.0%	3.0%
			Estimated maturity date	4 years	4 years

Other investments - Other privately held investments	$14,593	Discounted cash flow	Discount rate	6.3%	6.3%
			Default rate	0.5%	0.5%
			Loss absorption yield	1.0%	1.0%
			Estimated maturity date	0-1 year	1 year

Note: Fixed maturities of $125 million that are classified as Level 3 are excluded from the above table as these securities are priced using broker-dealer quotes. In addition, other privately held investments of $71 million that are classified as Level 3 are excluded from the above table as these investments are priced using capital statements received from investee companies.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.    FAIR VALUE MEASUREMENTS (CONTINUED)
The following table presents changes in Level 3 for financial instruments measured at fair value on a recurring basis:

	Opening balance	Transfers into Level 3	Transfers out of Level 3	Included in net income(1)	Included in OCI (2)	Purchases	Sales	Settlements/ distributions	Closing balance	Change in unrealized gains/(losses) (3)

Three months ended June 30, 2024
Fixed maturities, available for sale
Corporate debt	$126,475	$—	$—	$(513)	$1,517	$8,239	$(165)	$(10,544)	$125,009	$—
	126,475	—	—	(513)	1,517	8,239	(165)	(10,544)	125,009	—
Other investments
CLO-Equities	4,986	—	—	—	—	—	—	(488)	4,498	—
Other privately held investments	96,255	—	(6,899)	354	—	—	—	(4,422)	85,288	354
	101,241	—	(6,899)	354	—	—	—	(4,910)	89,786	354
Total assets	$227,716	$—	$(6,899)	$(159)	$1,517	$8,239	$(165)	$(15,454)	$214,795	$354

Six months ended June 30, 2024
Fixed maturities, available for sale
Corporate debt	$135,753	$—	$—	$(1,347)	$1,022	$12,471	$(165)	$(22,725)	$125,009	$—
	135,753	—	—	(1,347)	1,022	12,471	(165)	(22,725)	125,009	—
Other investments
CLO-Equities	5,300	—	—	—	—	—	—	(802)	4,498	—
Other privately held investments	87,289	—	(6,899)	2,082	—	7,238	—	(4,422)	85,288	2,082
	92,589	—	(6,899)	2,082	—	7,238	—	(5,224)	89,786	2,082
Total assets	$228,342	$—	$(6,899)	$735	$1,022	$19,709	$(165)	$(27,949)	$214,795	$2,082

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

Transfers into Level 3 from Level 2

There were no transfers into Level 3 from Level 2 during the three and six months ended June 30, 2024 and 2023.

Transfers out of Level 3 into Level 2

There were no transfers out of Level 3 into Level 2 during the three and six months ended June 30, 2024 and 2023.

Other Transfers out of Level 3
During the three months ended June 30, 2024, one private company investment fund included in other privately held investments in the consolidated balance sheets was transferred from Level 3 to the NAV practical expedient.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.    FAIR VALUE MEASUREMENTS (CONTINUED)
Measuring the Fair Value of Other Investments Using Net Asset Valuations

The fair values of multi-strategy funds, direct lending funds, private equity funds, real estate funds and private company investment funds are estimated using NAVs as advised by external fund managers or third-party administrators. For these funds, NAVs are based on the manager's or administrator's valuation of the underlying holdings in accordance with the fund's governing documents and in accordance with U.S. GAAP.

For multi-strategy funds, direct lending funds, private equity funds, real estate funds and private company investment funds, valuation statements are typically released on a reporting lag. Therefore, the Company estimates the fair value of these funds by starting with the most recent fund valuations and adjusting for capital calls, redemptions, drawdowns and distributions. Return estimates are not available from the relevant fund managers for these funds, therefore the Company typically has a reporting lag in its fair value measurements of these funds. At June 30, 2024 and December 31, 2023 all funds measured at fair value using NAVs are reported generally on a one quarter lag.

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
At June 30, 2024, the carrying values of cash and cash equivalents including restricted amounts, accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated fair values due to their short maturities. As these financial instruments are not actively traded, their fair values are classified as Level 2.

At June 30, 2024, the Company's fixed maturities, held to maturity, were recorded at amortized cost with a carrying value of $638 million (2023: $686 million) and a fair value of $629 million (2023: $676 million). The fair values of these securities are determined using a model which uses prepayment speeds and spreads sourced primarily from the new issue market. As the significant inputs used to price these securities are observable market inputs, their fair values are classified as Level 2.

At June 30, 2024, the carrying value of mortgage loans, held for investment, approximated fair value. The fair values of mortgage loans are primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk or are determined from pricing for similar loans. As mortgage loans are not actively traded, their fair values are classified as Level 3.

At June 30, 2024, the Company's debt was recorded at amortized cost with a carrying value of $1,314 million (2023: $1,314 million) and a fair value of $1,224 million (2023: $1,198 million). The fair value of the Company's debt is based on prices obtained from a third-party pricing service and is determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As the yields for the risk-free yield curve and the spreads are observable market inputs, the fair value of this debt is classified as Level 2.

At June 30, 2024, Federal Home Loan Bank advances were recorded at amortized cost with a carrying value of $86 million (2023: $86 million) and a fair value of $86 million (2023: $86 million). As these advances are not actively traded, their fair values are classified as Level 2.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    DERIVATIVE INSTRUMENTS

The following table provides the balance sheet classifications of derivatives recorded at fair value:

	June 30, 2024			December 31, 2023
	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)

Relating to investment portfolio:
Foreign exchange forward contracts	$92,654	$414	$10	$49,307	$66	$274
Relating to underwriting portfolio:
Foreign exchange forward contracts	1,565,756	1,408	4,812	1,347,559	4,358	9,891
Total derivatives		$1,822	$4,822		$4,424	$10,165

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

The following table provides a reconciliation of gross derivative assets and liabilities to the net amounts presented in the consolidated balance sheets, with the difference being attributable to the impact of master netting agreements:

	June 30, 2024			December 31, 2023
	Gross amounts	Gross amounts offset	Net amounts(1)	Gross amounts	Gross amounts offset	Net amounts(1)

Derivative assets	$5,780	$(3,958)	$1,822	$8,708	$(4,284)	$4,424
Derivative liabilities	$8,780	$(3,958)	$4,822	$14,449	$(4,284)	$10,165

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

The following table provides the total unrealized and realized gains (losses) recognized in net income (loss) for derivatives not designated as hedges:

	Consolidated statement of operations line item that includes gain (loss) recognized in net income (loss)	Three months ended June 30,		Six months ended June 30,
		2024	2023	2024	2023

Relating to investment portfolio:
Foreign exchange forward contracts	Net investment gains (losses)	$228	$(527)	$1,023	$(1,474)
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange (losses) gains	3,097	(3,013)	1,081	8,237
Total		$3,325	$(3,540)	$2,104	$6,763

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.    RESERVE FOR LOSSES AND LOSS EXPENSES
Reserve Roll-Forward

The following table presents a reconciliation of the Company's beginning and ending gross reserve for losses and loss expenses and net reserve for unpaid losses and loss expenses:

	Six months ended June 30,
	2024	2023

Gross reserve for losses and loss expenses, beginning of period	$16,434,018	$15,168,863
Less reinsurance recoverable on unpaid losses and loss expenses, beginning of period	(6,323,083)	(5,831,172)
Net reserve for unpaid losses and loss expenses, beginning of period	10,110,935	9,337,691

Net incurred losses and loss expenses related to:
Current year	1,494,659	1,467,256
Prior years	—	(10,357)
	1,494,659	1,456,899

Net paid losses and loss expenses related to:
Current year	(159,455)	(129,414)
Prior years	(1,251,637)	(1,210,101)
	(1,411,092)	(1,339,515)

Foreign exchange and other	(47,452)	98,814

Net reserve for unpaid losses and loss expenses, end of period	10,147,050	9,553,889
Reinsurance recoverable on unpaid losses and loss expenses, end of period	6,591,821	5,865,609
Gross reserve for losses and loss expenses, end of period	$16,738,871	$15,419,498

Estimates for Significant Catastrophe Events

At June 30, 2024, net reserves for losses and loss expenses included estimated amounts for numerous catastrophe events. The magnitude and complexity of losses arising from certain of these events inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at estimated net reserves for losses and loss expenses. These events include Hurricane Ian, Winter Storm Elliot, June European Convective Storms, the Russia-Ukraine war and COVID-19. As a result, actual losses for these events may ultimately differ materially from current estimates. During the six months ended June 30, 2024, the Company recognized catastrophe and weather-related losses, net of reinsurance, of $67 million (2023: $70 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
Prior Year Reserve Development

The Company's net prior year reserve development arises from changes to estimates of losses and loss expenses related to loss events that occurred in previous calendar years. The following table presents net prior year reserve development by segment:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)

Insurance	$—	$2,784	$—	$3,825
Reinsurance	—	3,535	—	6,532
Total	$—	$6,319	$—	$10,357

The following sections provide further details on net prior year reserve development by segment, line of business and accident year:

Insurance Segment:

Prior year reserve development by line of business was as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)

Property	$—	$(208)	$8,011	$5,692
Accident and health	—	(248)	—	(552)
Marine and aviation	—	2,682	(8,011)	15,903
Cyber	—	676	—	9,128
Professional lines	—	(3,498)	—	(16,092)
Credit and political risk	—	8,430	—	12,949
Liability	—	(5,050)	—	(23,203)
Total	$—	$2,784	$—	$3,825

2024
For the three months ended June 30, 2024, net prior year reserve development of $nil was recognized.
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
2024
For the six months ended June 30, 2024, net prior year reserve development of $nil was recognized, the principal components of which were:
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
Reinsurance Segment:
Prior year reserve development by line of business was as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)

Accident and health	$—	$7,284	$—	$14,273
Agriculture	—	2,122	—	14,013
Marine and aviation	—	5,197	—	4,947
Professional lines	—	(10,504)	—	(13,728)
Credit and surety	—	(582)	—	(1,128)
Motor	—	(4,825)	—	(21,946)
Liability	—	(7,017)	—	(39,870)
Run-off lines
Catastrophe	—	7,487	—	38,546
Property	—	2,264	—	9,147
Engineering	—	2,109	—	2,278
Total run-off lines	—	11,860	—	49,971
Total	$—	$3,535	$—	$6,532

2024
For the three months ended June 30, 2024, net prior year reserve development of $nil was recognized.
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
Run-off lines
•$7 million of net favorable development on catastrophe business primarily due to better than expected loss emergence mainly related to the 2018 and 2022 accident year.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
2024
For the six months ended June 30, 2024, net prior year reserve development of $nil was recognized.
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.    EARNINGS PER COMMON SHARE
The following table presents a comparison of earnings per common share and earnings per diluted common share:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Earnings per common share
Net income	$211,964	$150,674	$607,425	$330,773
Less: Preferred share dividends	7,563	7,563	15,125	15,125
Net income available to common shareholders	$204,401	$143,111	$592,300	$315,648
Weighted average common shares outstanding	84,475	85,207	84,677	85,036
Earnings per common share	$2.42	$1.68	$6.99	$3.71

Earnings per diluted common share
Net income available to common shareholders	$204,401	$143,111	$592,300	$315,648

Weighted average common shares outstanding	84,475	85,207	84,677	85,036
Share-based compensation plans	851	605	832	797
Weighted average diluted common shares outstanding	85,326	85,812	85,509	85,833

Earnings per diluted common share	$2.40	$1.67	$6.93	$3.68

Weighted average anti-dilutive shares excluded from the dilutive computation	6	736	377	770

9.    SHARE-BASED COMPENSATION

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

Performance Restricted Stock Units granted in 2024 with a performance condition

Certain share-settled performance restricted stock units granted in 2024 include a performance condition which is the Company’s average annual growth in book value per diluted common share, plus accumulated dividends over the performance period, adjusted to exclude unrealized investment gains (losses) recognized in accumulated other comprehensive income (loss), and share repurchases during the performance period ("Adjusted DBVPS"). Adjusted DBVPS is calculated in accordance with the terms of the applicable award agreement. If performance goals are achieved, these awards will cliff vest at the end of a three-year performance period within a range of 0% to 200% of target.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.    SHARE-BASED COMPENSATION (CONTINUED)
Valuation assumptions

Performance Restricted Stock Units granted in 2024 and 2023 with a market condition

The fair value of these performance restricted stock units was measured on the grant date using a Monte Carlo simulation model.

The following table provides details of the significant inputs used in the Monte Carlo simulation model:

Six months ended June 30,	2024	2023 (1)	2023 (2)	2023 (3)

Expected volatility	26.00%	36.24%	29.30%	30.05%
Expected term (in years)	3.0	3.0	1.0	3.0
Expected dividend yield	n/a	n/a	n/a	n/a
Risk-free interest rate	4.06%	3.79%	4.61%	3.39%

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

Performance restricted stock units granted in 2023 in the three months ended June 30, 2023 in relation to senior leadership transition
The beginning share price for awards was based on the average closing share price over the 30 trading days preceding and including the start of the performance period. The ending share price of the awards was based on the average closing share price over the 30 trading days preceding and including the end of the performance period. Performance for awards being measured from May 4, 2023 to May 4, 2026

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.    SHARE-BASED COMPENSATION (CONTINUED)
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

The following table provides an activity summary of the Company's share-settled restricted stock units for the six months ended June 30, 2024:

	Share-Settled Performance Restricted Stock Units		Share-Settled Service Restricted Stock Units
	Number of restricted stock units	Weighted average grant date fair value	Number of restricted stock units	Weighted average grant date fair value

Non-vested restricted stock units - beginning of period	144	$65.69	1,855	$55.21
Granted	104	65.77	718	59.48
Vested	—	—	(719)	54.78
Forfeited	—	—	(106)	55.65
Non-vested restricted stock units - end of period	248	$65.73	1,748	$57.12

The following table provides additional information related to share-based compensation:

Six months ended June 30,	2024	2023

Share-based compensation expense	$23,273	$28,240
Tax benefits associated with share-based compensation expense	$4,448	$4,840
Fair value of restricted stock units vested(1)	$43,706	$53,614
Unrecognized share-based compensation expense	$82,312	$96,649
Expected weighted average period associated with the recognition of unrecognized share-based compensation expense	2.6 years	2.7 years

(1) Fair value is based on the closing price of the Company's common shares on the vest date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.    SHAREHOLDERS' EQUITY
The following table presents changes in common shares issued and outstanding:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Shares issued, balance at beginning of period	176,580	176,580	176,580	176,580
Shares issued	—	—	—	—
Total shares issued at end of period	176,580	176,580	176,580	176,580

Treasury shares, balance at beginning of period	(91,893)	(91,397)	(91,294)	(91,912)
Shares repurchased	(545)	(20)	(1,826)	(282)
Shares reissued	37	53	719	830
Total treasury shares at end of period	(92,401)	(91,364)	(92,401)	(91,364)

Total shares outstanding	84,179	85,216	84,179	85,216

Treasury Shares
At June 30, 2024, authorization under the Company's share repurchase program approved in December 2023 was exhausted.
On May 16, 2024, the Company's Board of Directors approved a new share repurchase program for up to $300 million of the Company's common shares. The new share repurchase program is open-ended, allowing the Company to repurchase its shares from time to time in the open market or privately negotiated transactions, depending on market conditions.
The following table presents common shares repurchased from shares held in Treasury:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

In the open market:(1)
Total shares	540	—	1,588	—
Total cost	$38,361	$—	$99,968	$—
Average price per share(2)	$71.09	$—	$62.97	$—

From employees:(3)
Total shares	5	20	238	282
Total cost	$435	$1,106	$14,556	$17,051
Average price per share(2)	$80.57	$53.95	$61.15	$60.32

Total shares repurchased:
Total shares	545	20	1,826	282
Total cost	$38,796	$1,106	$114,524	$17,051
Average price per share(2)	$71.18	$53.95	$62.73	$60.32

(1) Shares are repurchased pursuant to the Company's Board-authorized share repurchase programs.
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

Three months ended June 30, 2024
Common shares	$0.44	$—	$0.44
Series E preferred shares	$34.38	$—	$34.38

Three months ended June 30, 2023
Common shares	$0.44	$—	$0.44
Series E preferred shares	$34.38	$—	$34.38
Six months ended June 30, 2024
Common shares	$0.88	$0.44	$0.44
Series E preferred shares	$68.75	$34.38	$34.38

Six months ended June 30, 2023
Common shares	$0.88	$0.44	$0.44
Series E preferred shares	$68.75	$34.38	$34.38

11.    DEBT AND FINANCING ARRANGEMENTS
Loan Advances made to a Third Party Reinsurer
At June 30, 2024, loan advances of $45 million (2023: $82 million) were repaid and were treated as a non-cash activity in the consolidated statement of cash flows. The loan balance receivable at June 30, 2024, of $35 million (2023: $80 million) is included in loan advances made in the consolidated balance sheets. At December 31, 2023, the Company had committed to advance a further $26 million to the third party reinsurer. During 2024, the third party reinsurer advised the Company that this advance was no longer required.
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

12.     FEDERAL HOME LOAN BANK ADVANCES

The Company's subsidiaries, AXIS Insurance Company and AXIS Surplus Insurance Company, are members of the Federal Home Loan Bank of Chicago ("FHLB").

At June 30, 2024, the companies had admitted assets of approximately $3 billion (2023: $3 billion) which provides borrowing capacity of up to approximately $825 million (2023: $759 million).

At June 30, 2024, the Company had borrowings under the FHLB program of $86 million (2023: $86 million) with maturities in 2024 and 2025 and interest payable at interest rate of 5.6% (2023: interest rates between 5.6% and 5.9%). The Company incurred interest expense of $1 million (2023: $1 million) for the three months ended June 30, 2024 and $2 million (2023: $2 million) for the six months ended June 30, 2024. The borrowings under the FHLB program are secured by investments with a fair value of $92 million (2023: $95 million).

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

Investments

Refer to Note 4 - 'Investments' for information on the Company's unfunded investment commitments related to the Company's other investment portfolio.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
14.    OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the tax effects allocated to each component of other comprehensive income (loss):

	2024			2023
	Before tax amount	Income tax (expense) benefit	Net of tax amount	Before tax amount	Income tax (expense) benefit	Net of tax amount

Three months ended June 30,
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	$(38,138)	$2,552	$(35,586)	$(112,993)	$14,591	$(98,402)
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	(126)	24	(102)	(51)	36	(15)
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	59,496	(5,124)	54,372	40,157	(3,536)	36,621
Unrealized gains (losses) arising during the period, net of reclassification adjustment	21,232	(2,548)	18,684	(72,887)	11,091	(61,796)
Foreign currency translation adjustment	(1,803)	—	(1,803)	3,183	—	3,183
Total other comprehensive income (loss), net of tax	$19,429	$(2,548)	$16,881	$(69,704)	$11,091	$(58,613)

Six months ended June 30,
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	$(114,506)	$18,904	$(95,602)	$46,744	$(5,044)	$41,700
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	(600)	37	(563)	9,013	(940)	8,073
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	84,375	(6,588)	77,787	84,277	(6,907)	77,370
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(30,731)	12,353	(18,378)	140,034	(12,891)	127,143
Foreign currency translation adjustment	(10,754)	—	(10,754)	2,648	—	2,648
Total other comprehensive income (loss), net of tax	$(41,485)	$12,353	$(29,132)	$142,682	$(12,891)	$129,791

The following table presents details of amounts reclassified from accumulated other comprehensive income (loss) ("AOCI") to net income (loss):

		Amount reclassified from AOCI(1)
AOCI Components	Consolidated statement of operations line item that includes reclassification adjustment	Three months ended June 30,		Six months ended June 30,
		2024	2023	2024	2023

Unrealized gains (losses) on available for sale investments
	Other realized gains (losses)	$(59,340)	$(31,074)	$(84,211)	$(75,194)
	Impairment losses	(156)	(9,083)	(164)	(9,083)
	Total before tax	(59,496)	(40,157)	(84,375)	(84,277)
	Income tax (expense) benefit	5,124	3,536	6,588	6,907
	Net of tax	$(54,372)	$(36,621)	$(77,787)	$(77,370)

(1)     Amounts in parentheses are charges to net income (loss).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15.    RELATED PARTY TRANSACTIONS

At June 30, 2024, the Company had invested $10 million in Monarch Point Re (refer to Note 4 'Investments'), a collateralized reinsurer which is jointly sponsored by the Company and Stone Point.

Loan to Monarch Point Re
During 2024, the Company advanced $164 million (2023: $297 million) to Monarch Point Re. This loan will be repaid in a manner consistent with the timing of amounts due to Monarch Point Re under the retrocession agreement. At June 30, 2024, an amount of $95 million (2023: $72 million) was repaid and was treated as a non-cash activity in the consolidated statement of cash flows. The loan is expected to be repaid in full by November 15, 2025. The loan balance receivable at June 30, 2024 of $294 million (2023: $225 million) is included in loan advances made in the consolidated balance sheets. At June 30, 2024, the Company had committed to advance a further $89 million (2023: $16 million) to Monarch Point Re.

Interest on this loan is payable for this period at interest rate of 5.3% (2023: interest rates between 5.7% and 5.9%) Interest related to this loan of $1 million (2023: $9 million) was received in advance and is included in other liabilities in the consolidated balance sheets.
Harrington Re
During 2018, the Company entered into a quota share retrocessional agreement with Harrington Re which was deemed to have met the established criteria for retroactive reinsurance accounting. During 2024, the Company entered into a reinsurer novation and replacement agreement with Harrington Re and a third party reinsurer with respect to this quota share retrocession contract.

16.    REORGANIZATION EXPENSES

For the three and six months ended June 30, 2024, reorganization expenses were $14 million and $26 million, respectively, primarily related to severance costs attributable to the Company's "How We Work" program which is focused on simplifying the Company’s operating structure.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
17.    INCOME TAXES
On December 27, 2023, the Government of Bermuda enacted the Corporate Income Tax Act 2023 (the "Act") which will apply a corporate income tax of 15% for fiscal years beginning on or after January 1, 2025. The Act includes a provision referred to as the economic transition adjustment, which is intended to provide a fair and equitable transition into the tax regime. Pursuant to the Act and subsequently issued guidance, the Company recorded a net deferred tax asset of $nil and $163 million for the three and six months ended June 30, 2024 which it expects to utilize mainly over a 10-year period. The Company expects to incur increased taxes in Bermuda beginning in 2025.

The following tables provide an analysis of income tax expense (benefit):

Three months ended June 30,	2024	2023

Current income tax expense (benefit)
U.S.	$29,794	$23,479
Europe	4,402	5,346
Bermuda	—	—
Deferred income tax expense (benefit)
U.S.	(5,005)	(10,715)
Europe	11,356	9,448
Bermuda	—	—
Total income tax expense (benefit)	$40,547	$27,558

Six months ended June 30,	2024	2023

Current income tax expense (benefit)
U.S.	$51,293	$34,383
Europe	9,930	8,520
Bermuda	—	199
Deferred income tax expense (benefit)
U.S.	(2,260)	(10,644)
Europe	19,635	10,996
Bermuda	(162,705)	—
Total income tax expense (benefit)	$(84,107)	$43,454

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
17.    INCOME TAXES (CONTINUED)
The following tables present the distribution of income before income taxes between domestic and foreign jurisdictions and a reconciliation of the actual income tax rate to the amount computed by applying the effective tax rate of 0% under Bermuda law to income before income taxes:

Three months ended June 30,	2024	2023

Income before income taxes
Bermuda (domestic)	$64,090	$57,777
Foreign	188,421	120,455
Total income before income taxes	$252,511	$178,232

Reconciliation of effective tax rate (% of income before income taxes)
Expected tax rate	—%	—%
Foreign taxes at local expected rates:
U.S.	9.7%	7.1%
Europe	6.0%	7.5%
Valuation allowance	(0.1%)	0.3%
Bermuda Economic Transition Adjustment	—%	—%
Other	0.5%	0.6%
Actual tax rate	16.1%	15.5%

Six months ended June 30,	2024	2023

Income before income taxes
Bermuda (domestic)	$147,321	$164,381
Foreign	375,997	209,846
Total income before income taxes	$523,318	$374,227

Reconciliation of effective tax rate (% of income before income taxes)
Expected tax rate	—%	—%
Foreign taxes at local expected rates:
U.S.	9.5%	6.2%
Europe	5.5%	5.2%
Valuation allowance	(0.4%)	(0.8%)
Bermuda Economic Transition Adjustment	(31.1%)	—%
Other	0.4%	1.0%
Actual tax rate	(16.1%)	11.6%

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2024 and 2023 and our financial condition at June 30, 2024 and December 31, 2023. This should be read in conjunction with Item 1 'Consolidated Financial Statements' of this report and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023. Unless otherwise noted, tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

SECOND QUARTER 2024 FINANCIAL HIGHLIGHTS

Second Quarter 2024 Consolidated Results of Operations

•Net income available to common shareholders of $204 million, or $2.42 per common share, and $2.40 per diluted common share
•Operating income(1) of $250 million, or $2.93 per diluted common share(1)
•Gross premiums written of $2.4 billion
•Net premiums written of $1.6 billion
•Net premiums earned of $1.3 billion
•Pre-tax catastrophe and weather-related losses, net of reinsurance, of $47 million ($38 million, after-tax), (Insurance: $46 million; Reinsurance: $1 million), or 3.6 points, including $9 million, or 0.7 points attributable to the Red Sea Conflict
•Prior year reserve development of $nil (Insurance: $nil; Reinsurance: $nil)
•Underwriting income(2) of $161 million and combined ratio of 90.4%
•Net investment income of $191 million
•Net investment losses of $53 million
•Foreign exchange gains of $7 million
•Reorganization expenses of $14 million
Second Quarter 2024 Consolidated Financial Condition
•Total cash and investments of $17.2 billion; fixed maturities, short-term investments, and cash and cash equivalents comprise 87% of total cash and investments and have an average credit rating of AA-
•Total assets of $32.1 billion
•Reserve for losses and loss expenses of $16.7 billion and reinsurance recoverable on unpaid and paid losses and loss expenses of $7.1 billion
•Debt of $1.3 billion and debt to total capital ratio(3) of 18.8%
•Total common shares repurchased were 545,000 shares for a total of $39 million, including $38 million repurchased pursuant to our Board-authorized share repurchase program and $0.4 million from employees to satisfy personal withholding tax liabilities that arise on the vesting of share-settled restricted stock units
•Common shareholders’ equity of $5.1 billion; book value per diluted common share of $59.29

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
We provide our clients and distribution partners with a broad range of risk transfer products and services, and strong capacity, backed by excellent financial strength. We manage our portfolio holistically, aiming to construct the optimum portfolio of risks, consistent with our risk appetite and the development of our franchise. We nurture an ethical, entrepreneurial, disciplined and diverse culture that promotes outstanding client service, intelligent risk taking, operating efficiency, corporate citizenship and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a global leader in specialty risks. The execution of our business strategy for the first six months of 2024 included the following:
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

Outlook

We are committed to advancing AXIS as a specialty underwriting leader that delivers consistent, profitable growth. We believe our market positioning, diversified book of business, specialty underwriting acumen, global platform, claims management capabilities, and deep distribution relationships, supported by a conservative and well performing investment portfolio, provides opportunity for continued and increased profitability.

Overall market conditions continue to be favorable, even as the general pace of price increases is slowing. We anticipate rate change to remain positive across the casualty classes, in excess of loss cost trends, but expect to continue to see rate increases moderate across other classes. Following multiple years of rate increases outpacing loss cost trends across the specialty sector, pricing has begun to moderate due to emerging conditions which include an increase in capacity in the market. We continue to pursue selective profitable growth areas where premium adequacy metrics remain strong and where we find market dislocations creating opportunity.

The wholesale channel continues to experience growth due to market dislocations in the admitted market. We anticipate this continuing throughout 2024 with market opportunities arising predominantly in the Specialty and E&S lines. We continue to pursue targeted growth opportunities by employing a disciplined underwriting appetite and strategy.
Pricing momentum in non-proportional reinsurance continues to be strong while our proportional reinsurance business is benefiting from rate increases in the underlying business. We expect these market conditions to persist in the near term. We continue to focus on underwriting discipline to drive targeted profitable growth among the specialty and casualty reinsurance lines that we offer.

Across the business, we will continue to pursue targeted growth opportunities by employing a disciplined underwriting strategy and appetite. Where prices continue to deliver adequate profitability, we will look to grow within our risk and volatility guidelines. With a strengthened book of business, and an expanding footprint in specialty markets experiencing favorable conditions, we believe AXIS is well positioned to drive profitable growth within the current environment.

Recent Developments

AXIS Syndicate 2050

On February 15, 2024, Lloyd's granted AXIS Energy Transition Syndicate 2050 ("AXIS Syndicate 2050") permission to underwrite and on April 1, 2024, AXIS Syndicate 2050, which is dedicated to providing capacity for new energy projects with a critical role in supporting the transition to net zero, commenced underwriting. AXIS Corporate Capital UK II Limited is the sole corporate member of AXIS Syndicate 2050. AXIS Managing Agency operates as managing agent for AXIS Syndicate 2050.

How We Work Program

Reorganization expenses of $14 million and $26 million for the three and six months ended June 30, 2024, respectively, primarily related to severance costs attributable to our "How We Work" program which is focused on simplifying the operating structure.
Bermuda Corporate Income Tax Act 2023

On December 27, 2023, the Government of Bermuda enacted the Corporate Income Tax Act 2023 (the "Act") which will apply a corporate income tax of 15% for fiscal years beginning on or after January 1, 2025. The Act includes a provision referred to as the economic transition adjustment, which is intended to provide a fair and equitable transition into the tax regime. Pursuant to the Act and subsequently issued guidance, we recorded a net deferred tax asset of $163 million in the three months ended March 31, 2024, which we expect to utilize mainly over a 10-year period. We expect to incur increased taxes in Bermuda beginning in 2025. The Bermuda net deferred tax benefit is excluded from operating income (loss).

CONSOLIDATED RESULTS OF OPERATIONS

	Three months ended June 30,			Six months ended June 30,
	2024	% Change	2023	2024	% Change	2023

Underwriting revenues:
Gross premiums written	$2,440,236	7%	$2,284,378	$5,094,663	9%	$4,666,354
Net premiums written	1,573,744	9%	1,446,357	3,295,817	8%	3,054,713
Net premiums earned	1,304,478	3%	1,265,745	2,562,519	3%	2,495,944
Other insurance related income	8,526	54%	5,524	16,867	nm	6,100
Underwriting expenses:
Net losses and loss expenses	(765,988)	4%	(736,257)	(1,494,659)	3%	(1,456,899)
Acquisition costs	(265,091)	5%	(253,265)	(519,345)	7%	(483,638)
Underwriting-related general and administrative expenses(1)	(120,768)	(9%)	(133,255)	(258,561)	(6%)	(273,650)
Underwriting income (2)	161,157		148,492	306,821		287,857

Net investment income	190,975	40%	136,829	358,358	32%	270,601
Net investment gains (losses)	(53,479)	nm	(24,370)	(62,687)	41%	(44,558)
Corporate expenses(1)	(27,673)	(21%)	(35,248)	(53,252)	(14%)	(61,664)
Foreign exchange (losses) gains	7,384	nm	(30,104)	30,936	nm	(38,814)
Interest expense and financing costs	(17,010)	2%	(16,738)	(34,157)	2%	(33,632)
Reorganization expenses	(14,014)	nm	—	(26,312)	nm	—
Amortization of intangible assets	(2,729)	—%	(2,729)	(5,458)	—%	(5,458)
Income before income taxes and interest in income (loss) of equity method investments	244,611		176,132	514,249		374,332
Income tax (expense) benefit	(40,547)	47%	(27,558)	84,107	nm	(43,454)
Interest in income (loss) of equity method investments	7,900	nm	2,100	9,069	nm	(105)
Net income	211,964		150,674	607,425		330,773
Preferred share dividends	(7,563)	—%	(7,563)	(15,125)	—%	(15,125)
Net income available to common shareholders	$204,401		$143,111	$592,300		$315,648

nm – not meaningful is defined as a variance greater than +/-100%
(1)Underwriting-related general and administrative expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most comparable GAAP financial measure, also included corporate expenses of $27,673 and $35,248 for the three months ended June 30, 2024 and 2023, respectively, and $53,252 and $61,664 for the six months ended June 30, 2024 and 2023, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for further details on corporate expenses. Refer also to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures Reconciliation' for further details.
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

Underwriting Revenues

Underwriting revenues by segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2024	% Change	2023	2024	% Change	2023

Gross premiums written:
Insurance	$1,814,066	8%	$1,684,150	$3,388,571	9%	$3,099,762
Reinsurance	626,170	4%	600,228	1,706,092	9%	1,566,592
Total gross premiums written	$2,440,236	7%	$2,284,378	$5,094,663	9%	$4,666,354

Percent of gross premiums written ceded
Insurance	34%	(5 pts)	39%	35%	(4 pts)	39%
Reinsurance	39%	10 pts	29%	37%	10 pts	27%
Total percent of gross premiums written ceded	36%	(1 pt)	37%	35%	— pts	35%

Net premiums written:
Insurance	$1,194,197	17%	$1,021,021	$2,216,551	16%	$1,903,597
Reinsurance	379,547	(11%)	425,336	1,079,266	(6%)	1,151,116
Total net premiums written	$1,573,744	9%	$1,446,357	$3,295,817	8%	$3,054,713

Net premiums earned:
Insurance	$958,212	14%	$842,751	$1,876,159	13%	$1,659,206
Reinsurance	346,266	(18%)	422,994	686,360	(18%)	836,738
Total net premiums earned	$1,304,478	3%	$1,265,745	$2,562,519	3%	$2,495,944

Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment' for further details on underwriting revenues.

Combined Ratio

The components of the combined ratio were as follows:

	Three months ended June 30,			Six months ended June 30,
	2024	% Point Change	2023	2024	% Point Change	2023

Current accident year loss ratio, excluding catastrophe and weather-related losses(1)	55.1%	(1.0)	56.1%	55.7%	(0.3)	56.0%
Catastrophe and weather-related losses ratio(1)	3.6%	1.0	2.6%	2.6%	(0.2)	2.8%
Current accident year loss ratio(1)	58.7%	—	58.7%	58.3%	(0.5)	58.8%
Prior year reserve development ratio	—%	0.5	(0.5%)	—%	0.4	(0.4%)
Net losses and loss expenses ratio	58.7%	0.5	58.2%	58.3%	(0.1)	58.4%
Acquisition cost ratio	20.3%	0.3	20.0%	20.3%	0.9	19.4%
General and administrative expense ratio(2)	11.4%	(1.9)	13.3%	12.2%	(1.2)	13.4%
Combined ratio	90.4%	(1.1)	91.5%	90.8%	(0.4)	91.2%

(1)    Current accident year loss ratio, catastrophe and weather-related losses ratio and current accident year loss ratio, excluding catastrophe and weather-related losses are non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. The reconciliations to the most comparable GAAP financial measure, net losses and loss expenses ratio is provided above and a discussion of the rationale for the presentation of these items are provided in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures Reconciliation'.
(2)    The general and administrative expense ratio included corporate expenses not allocated to underwriting segments of 2.1% and 2.8% for the three months ended June 30, 2024 and 2023, respectively, and 2.1% and 2.5% for the six months ended June 30, 2024 and 2023, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for further details.

Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment' for further details on underwriting expenses.

RESULTS BY SEGMENT

Insurance Segment

Results for the insurance segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2024	% Change	2023	2024	% Change	2023

Revenues:
Gross premiums written	$1,814,066	8%	$1,684,150	$3,388,571	9%	$3,099,762
Net premiums written	1,194,197	17%	1,021,021	2,216,551	16%	1,903,597
Net premiums earned	958,212	14%	842,751	1,876,159	13%	1,659,206
Other insurance related income (loss)	(61)	nm	58	(39)	nm	112

Expenses:
Current accident year net losses and loss expenses	(542,591)		(460,434)	(1,039,455)		(910,942)
Prior year reserve development	—		2,784	—		3,825
Acquisition costs	(188,026)		(156,972)	(364,055)		(304,030)
Underwriting-related general and administrative expenses	(111,894)		(113,534)	(233,981)		(230,164)

Underwriting income	$115,640		$114,653	$238,629		$218,007

Ratios:		% Point Change			% Point Change
Current accident year loss ratio, excluding catastrophe and weather-related losses	51.8%	0.3	51.5%	51.9%	0.1	51.8%
Catastrophe and weather-related losses ratio	4.8%	1.7	3.1%	3.5%	0.4	3.1%
Current accident year loss ratio	56.6%	2.0	54.6%	55.4%	0.5	54.9%
Prior year reserve development ratio	—%	0.3	(0.3%)	—%	0.2	(0.2%)
Net losses and loss expenses ratio	56.6%	2.3	54.3%	55.4%	0.7	54.7%
Acquisition cost ratio	19.6%	1.0	18.6%	19.4%	1.1	18.3%
Underwriting-related general and administrative expense ratio	11.7%	(1.8)	13.5%	12.5%	(1.4)	13.9%
Combined ratio	87.9%	1.5	86.4%	87.3%	0.4	86.9%

nm – not meaningful

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended June 30,					Six months ended June 30,
	2024		2023		% Change	2024		2023		% Change

Professional lines	$299,087	16%	$294,403	17%	2%	$535,752	16%	$516,018	17%	4%
Property	641,147	36%	533,479	32%	20%	1,119,982	33%	914,818	29%	22%
Liability	311,563	17%	328,768	20%	(5%)	599,268	18%	612,795	20%	(2%)
Cyber	164,518	9%	182,049	11%	(10%)	297,454	9%	334,837	11%	(11%)
Marine and aviation	219,850	12%	205,153	12%	7%	481,860	14%	438,576	14%	10%
Accident and health	101,243	6%	85,836	5%	18%	205,849	6%	165,219	5%	25%
Credit and political risk	76,658	4%	54,462	3%	41%	148,406	4%	117,499	4%	26%
Total	$1,814,066	100%	$1,684,150	100%	8%	$3,388,571	100%	$3,099,762	100%	9%

Gross premiums written for the three months ended June 30, 2024 increased by $130 million, or 8%, compared to the three months ended June 30, 2023. The increase was primarily attributable to property, credit and political risk, accident and health, marine and aviation, and professional lines, partially offset by decreases in cyber, and liability lines.

The increase in property lines, and credit and political risk lines was due to new business. The increase in accident and health lines was driven by new pet insurance business. The increase in marine and aviation lines was related to premium adjustments associated with marine war business and favorable rate changes in marine business. The increase in professional lines was attributable to higher level of activity in transactional liability business, largely offset by a decrease in U.S. public D&O business reflecting the unattractive pricing environment.

The decrease in cyber lines was due to a decrease in premiums associated with two significant programs, and premium adjustments related to business written on a line slip basis. The decrease in liability lines was driven by underwriting actions taken to reposition the portfolio, partially offset by favorable rate changes.

Gross premiums written for the six months ended June 30, 2024 increased by $289 million, or 9%, compared to the six months ended June 30, 2023. The increase was primarily attributable to property, marine and aviation, accident and health, credit and political risk, and professional lines, partially offset by decreases in cyber, and liability lines.

The increase in property lines was due to new business and favorable rate changes. The increase in marine and aviation lines was related to premium adjustments associated with marine war business, new marine program business, and favorable rate changes in aviation business. The increase in accident and health lines was driven by new pet insurance business, partially offset by non-renewals. The increase in credit and political risk lines was driven by new business, partially offset by non-renewals. The increase in professional lines was attributable to higher level of activity in transactional liability business, partially offset by a decrease in U.S. public D&O business reflecting the unattractive pricing environment.

The decrease in cyber lines was due to a decrease in premiums associated with two significant programs, and premium adjustments related to business written on a line slip basis, partially offset by new business. The decrease in liability lines was driven by underwriting actions taken to reposition the portfolio, partially offset by favorable rate changes.

Ceded Premiums Written

Ceded premiums written for the three months ended June 30, 2024 was $620 million, or 34%, of gross premiums written, compared to $663 million, or 39%, of gross premiums written for the three months ended June 30, 2023. The decrease in ceded premiums written of $43 million, or 6%, was primarily driven by decreases in cyber, professional lines, liability lines, and property lines, partially offset by an increase in credit and political risk lines.

The decreases in property, cyber, and professional lines were due to the restructuring of significant existing quota share treaties. The decrease in cyber lines also reflected the decrease in gross premiums written for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease in liability lines was attributable to the decrease in gross premiums written for the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

The increase in credit and political risk lines reflected the increase in gross premiums written for the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Ceded premiums written for the six months ended June 30, 2024 was $1,172 million, or 35%, of gross premiums written, compared to $1,196 million, or 39%, of gross premiums written for the six months ended June 30, 2023. The decrease in ceded premiums written of $24 million, or 2%, was primarily driven by decreases in cyber, and professional lines, partially offset by increases in property, credit and political risk, and marine and aviation lines.

The decreases in cyber, and professional lines were due to the restructuring of significant existing quota share treaties. The decrease in cyber lines also reflected the decrease in gross premiums written for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

The increase in property lines reflected the increase in gross premiums written for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, and the restructuring of a significant existing quota share treaty. The increase in credit and political risk lines reflected the increase in gross premiums written for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase in marine and aviation lines was attributable to reinstatement premiums associated with losses and loss expenses for the six months ended June 30, 2024.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended June 30,					Six months ended June 30,
	2024		2023		% Change	2024		2023		% Change

Professional lines	$199,894	21%	$187,961	22%	6%	$396,474	21%	$376,914	23%	5%
Property	274,069	28%	209,890	25%	31%	527,662	28%	407,157	24%	30%
Liability	120,138	13%	120,883	14%	(1%)	244,778	13%	245,738	15%	—%
Cyber	86,289	9%	81,723	10%	6%	169,148	9%	163,543	10%	3%
Marine and aviation	160,084	17%	141,404	17%	13%	299,374	16%	266,732	16%	12%
Accident and health	87,700	9%	72,052	9%	22%	171,957	9%	136,596	8%	26%
Credit and political risk	30,038	3%	28,838	3%	4%	66,766	4%	62,526	4%	7%
Total	$958,212	100%	$842,751	100%	14%	$1,876,159	100%	$1,659,206	100%	13%

Net premiums earned for the three months ended June 30, 2024 increased by $115 million, or 14%, compared to the three months ended June 30, 2023.

The increase was primarily driven by increases in gross premiums earned in property, marine and aviation, and accident and health lines, together with a decrease in ceded premiums earned in professional lines. These amounts were partially offset by an increase in ceded premiums earned in property lines, together with a decrease in gross premiums earned in professional lines.

Net premiums earned for the six months ended June 30, 2024 increased by $217 million, or 13%, compared to the six months ended June 30, 2023.

The increase was primarily driven by increases in gross premiums earned in property, marine and aviation, and accident and health lines, together with decreases in ceded premiums earned in professional lines and cyber lines. These amounts were partially offset by increases in ceded premiums earned in property, and marine and aviation lines, together with decreases in gross premiums earned in professional lines and cyber lines.

Loss Ratio

The components of the loss ratio were as follows:

	Three months ended June 30,			Six months ended June 30,
	2024	% Point Change	2023	2024	% Point Change	2023

Current accident year loss ratio	56.6%	2.0	54.6%	55.4%	0.5	54.9%
Prior year reserve development ratio	—%	0.3	(0.3%)	—%	0.2	(0.2%)
Loss ratio	56.6%	2.3	54.3%	55.4%	0.7	54.7%

Current Accident Year Loss Ratio

The current accident year loss ratio increased to 56.6% for the three months ended June 30, 2024, from 54.6% for the three months ended June 30, 2023.

The increase in the current accident year loss ratio for the three months ended June 30, 2024, compared to the same period in 2023, was impacted by a higher level of catastrophe and weather-related losses. During the three months ended June 30, 2024, catastrophe and weather-related losses, were $46 million, or 4.8 points, including $9 million, or 0.9 points attributable to the Red Sea Conflict. Comparatively, during the three months ended June 30, 2023, catastrophe and weather-related losses, were $26 million, or 3.1 points, primarily attributable to U.S. weather-related events.

Adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio increased to 51.8% for the three months ended June 30, 2024, from 51.5% for the three months ended June 30, 2023. The increase was principally due to higher loss ratios in liability and cyber lines consistent with changes in loss assumptions reflected in recent periods, partially offset by the change in business mix associated with an increase in property business written in recent periods which is associated with a relatively lower loss ratio.

The current accident year loss ratio increased to 55.4% for the six months ended June 30, 2024, from 54.9% for the six months ended June 30, 2023.

The increase in the current accident year loss ratio for the six months ended June 30, 2024, compared to the same period in 2023, was impacted by a higher level of catastrophe and weather-related losses. During the six months ended June 30, 2024, catastrophe and weather-related losses, were $65 million, or 3.5 points, including $10 million, or 0.6 points attributable to the Red Sea Conflict. Comparatively, during the six months ended June 30, 2023, catastrophe and weather-related losses, were $51 million, or 3.1 points, primarily attributable to the Earthquake in Turkey, Cyclone Gabrielle, New Zealand floods, and other weather-related events.

Adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio for the six months ended June 30, 2024 of 51.9% was comparable to the current accident year loss ratio for the six months ended June 30, 2023 of 51.8% principally due to higher loss ratios in liability and cyber lines consistent with changes in loss assumptions reflected in recent periods, largely offset by the change in business mix associated with an increase in property business written in recent periods which is associated with a relatively lower loss ratio.

Prior Year Reserve Development

Refer to Item 1, Note 7 to the Consolidated Financial Statements 'Reserve for losses and loss expenses' for details on prior year reserve development by the lines of business.

Acquisition Cost Ratio

The acquisition cost ratio increased to 19.6% for the three months ended June 30, 2024, from 18.6% for the three months ended June 30, 2023, primarily related to the change in business mix driven by an increase in property business written in recent periods, together with decreases in ceding commissions mainly in professional lines and cyber lines, partially offset by a decrease in variable costs in property lines.

The acquisition cost ratio increased to 19.4% for the six months ended June 30, 2024, from 18.3% for the six months ended June 30, 2023, primarily related to the change in business mix driven by an increase in property business written in recent periods, together with a decrease in ceding commission in professional lines, partially offset by a decrease in variable costs in property lines.

Underwriting-Related General and Administrative Expense Ratio

The underwriting-related general and administrative expense ratio decreased to 11.7% for the three months ended June 30, 2024, from 13.5% for the three months ended June 30, 2023, mainly driven by an increase in net premiums earned and a decrease in information technology support costs, partially offset by an increase in professional fees.

The underwriting-related general and administrative expense ratio decreased to 12.5% for the six months ended June 30, 2024, from 13.9% for the six months ended June 30, 2023, mainly driven by an increase in net premiums earned and a decrease in information support technology costs, partially offset by an increase in professional fees.

Reinsurance Segment

Results from the reinsurance segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2024	% Change	2023	2024	% Change	2023

Revenues:
Gross premiums written	$626,170	4%	$600,228	$1,706,092	9%	$1,566,592
Net premiums written	379,547	(11%)	425,336	1,079,266	(6%)	1,151,116
Net premiums earned	346,266	(18%)	422,994	686,360	(18%)	836,738
Other insurance related income	8,587	57%	5,466	16,906	nm	5,988

Expenses:
Current accident year net losses and loss expenses	(223,397)		(282,142)	(455,204)		(556,314)
Prior year reserve development	—		3,535	—		6,532
Acquisition costs	(77,065)		(96,293)	(155,290)		(179,608)
Underwriting-related general and administrative expenses	(8,874)		(19,721)	(24,580)		(43,486)

Underwriting income	$45,517		$33,839	$68,192		$69,850
Ratios:		% Point Change			% Point Change
Current accident year loss ratio, excluding catastrophe and weather-related losses	64.2%	(1.1)	65.3%	66.0%	1.8	64.2%
Catastrophe and weather-related losses ratio	0.3%	(1.1)	1.4%	0.3%	(2.0)	2.3%
Current accident year loss ratio	64.5%	(2.2)	66.7%	66.3%	(0.2)	66.5%
Prior year reserve development ratio	—%	0.8	(0.8%)	—%	0.8	(0.8%)
Net losses and loss expenses ratio	64.5%	(1.4)	65.9%	66.3%	0.6	65.7%
Acquisition cost ratio	22.3%	(0.5)	22.8%	22.6%	1.1	21.5%
Underwriting-related general and administrative expense ratio	2.5%	(2.1)	4.6%	3.6%	(1.6)	5.2%
Combined ratio	89.3%	(4.0)	93.3%	92.5%	0.1	92.4%

nm – not meaningful

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended June 30,					Six months ended June 30,
	2024		2023		% Change	2024		2023		% Change

Liability	$169,933	27%	$159,234	27%	7%	$388,108	23%	$358,095	23%	8%
Accident and health	32,376	5%	20,696	3%	56%	343,169	20%	316,681	20%	8%
Professional lines	203,001	32%	186,233	31%	9%	349,833	21%	322,435	21%	8%
Credit and surety	88,281	14%	103,430	17%	(15%)	252,324	15%	218,667	14%	15%
Motor	26,039	4%	26,966	4%	(3%)	178,184	10%	167,081	11%	7%
Agriculture	74,290	12%	66,985	11%	11%	113,791	7%	89,385	6%	27%
Marine and aviation	22,881	4%	22,034	4%	4%	69,015	4%	52,563	3%	31%
Run-off lines
Catastrophe	4,491	2%	10,874	2%	(59%)	5,913	—%	27,175	1%	(78%)
Property	2,013	—%	3,842	1%	(48%)	1,857	—%	13,447	1%	(86%)
Engineering	2,865	—%	(66)	—%	nm	3,898	—%	1,063	—%	nm
Total run-off lines	9,369	2%	14,650	3%	(36%)	11,668	—%	41,685	2%	(72%)
Total	$626,170	100%	$600,228	100%	4%	$1,706,092	100%	$1,566,592	100%	9%

nm – not meaningful

Gross premiums written for the three months ended June 30, 2024, increased by $26 million, or 4% ($28 million, or 5%, on a constant currency basis1)), compared to the three months ended June 30, 2023. The increase was primarily attributable to professional lines, liability, accident and health, and agriculture lines, partially offset by decreases in credit and surety, catastrophe and property lines.

The increase in professional lines was attributable to increased line sizes on several cyber contracts associated with favorable market conditions and the timing of renewals, partially offset by the non-renewal of several under-performing contracts and negative premium adjustments associated with challenging market conditions in the three months ended June 30, 2024, compared to positive premium adjustments associated with favorable market conditions in three months ended June 30, 2023.

The increase in liability lines was related to new business and increased line sizes on several contracts, partially offset by the restructuring of a significant contract, the non-renewal of a significant contract, and a lower level of positive premium adjustments in the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

The increase in accident and health lines was related to new business.

The increase in agriculture lines was due to the timing of renewals of several contracts, partially offset by negative premium adjustments in the three months ended June 30, 2024, compared to positive premium adjustments in three months ended June 30, 2023.

The decrease in credit and surety lines was driven by the timing of renewals of two significant contracts.

The decreases in catastrophe and property lines were attributable to the exit from these lines of business in June 2022.

Gross premiums written for the six months ended June 30, 2024, increased by $140 million, or 9% ($130 million, or 8%, on a constant currency basis), compared to the six months ended June 30, 2023. The increase was primarily attributable to credit and surety, liability, professional lines, accident and health, agriculture, marine and aviation, and motor lines, partially offset by decreases in catastrophe and property lines.

(1) Amounts presented on a constant currency basis are non-GAAP financial measures as defined in Item 10 (e) of SEC Regulation S-K. The constant currency basis is calculated by applying the average foreign exchange rate from the current year to the prior year balance.

The increase in credit and surety lines was driven by new business, increased line sizes on surety contracts and a higher level of positive premium adjustments in the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

The increase in liability lines was related to new business, partially offset by non-renewals and a lower level of positive premium adjustments in the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

The increase in professional lines was attributable to new cyber business and increased line sizes on a several cyber contracts, partially offset by negative premium adjustments associated with challenging market conditions in the six months ended June 30, 2024, compared to positive premium adjustments associated with favorable market conditions in the six months ended June 30, 2023, and the non-renewals of several under-performing contracts.

The increase in accident and health lines was related to new business and positive premium adjustments in the six months ended June 30, 2024, compared to the negative premium adjustments in the six months ended June 30, 2023, partially offset by decreased line sizes on several contracts.

The increase in agriculture lines was due to new business and the timing of renewals of several contracts, partially offset by negative premium adjustments associated with challenging market conditions in the six months ended June 30, 2024, compared to positive premium adjustments in the six months ended June 30, 2023.

The increase in marine and aviation lines was driven by new marine business.

The increase in motor lines was due to the timing of the renewal of a significant contract and new non-proportional business associated with favorable market conditions, partially offset by non-renewals and decreased line sizes on several proportional contracts associated with repositioning the portfolio.

The decreases in catastrophe and property lines were attributable to the exit from these lines of business in June 2022.

Ceded Premiums Written

Ceded premiums written for the three months ended June 30, 2024, was $247 million, or 39%, of gross premiums written, compared to $175 million, or 29%, of gross premiums written for the three months ended June 30, 2023. The increase in ceded premiums written of $72 million, or 41%, was primarily driven by increases in professional lines, liability, agriculture, credit and surety, motor, marine and aviation, and accident and health lines, partially offset by a decrease in catastrophe lines.

The increases in professional lines, liability, credit and surety, motor, and accident and health lines were primarily attributable to premiums ceded to a quota share retrocession agreement entered into with Monarch Point Re (ISA 2024) Ltd. on January 1, 2024 compared to premiums ceded to a quota share retrocession agreement entered into with Monarch Point Re (ISA 2023) Ltd. on September 22, 2023 with an effective date of January 1, 2023.

The increases in professional lines and liability lines were also due to the restructuring of significant quota share retrocession treaties with strategic capital partners.

The increase in agriculture lines was related to premiums ceded to a new whole account quota share retrocessional treaty.

The increase in credit and surety lines was partially offset by a decrease in gross premiums written in the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

The increase in marine and aviation lines was associated with the restructuring of a significant quota share retrocessional treaty with a strategic capital partner.

The increase in accident and health lines was also attributable to an increase in gross premiums written in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, partially offset by the non-renewal of a quota share retrocessional treaty.

The decrease in catastrophe lines was due to the decrease in gross premiums written in the three months ended June 30, 2024, compared to the three months ended June 30, 2023 following the exit from this line of business in June 2022.

Ceded premiums written for the six months ended June 30, 2024, was $627 million, or 37%, of gross premiums written, compared to $415 million, or 27%, of gross premiums written for the six months ended June 30, 2023. The increase in ceded premiums written of 211 million, or 51%, was primarily driven by increases in liability, professional lines, credit and surety, accident and health, motor, marine and aviation, and agriculture lines, partially offset by a decrease in catastrophe lines.

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

The increases in liability and professional lines were also due to the restructuring of significant quota share retrocession treaties with strategic capital partners.

The increase in accident and health lines was also attributable to an increase in gross premiums written in the six months ended June 30, 2024, compared to the six months ended June 30, 2023, partially offset by the non-renewal of a quota share retrocessional treaty.

The increase in credit and surety lines was also due to an increase in gross premiums written in the six months ended June 30, 2024, compared to the six months ended June 30, 2023, and the restructuring of a significant quota share retrocession treaty with a strategic capital partner, partially offset by the non-renewal of a significant quota share retrocession treaty.

The increase in motor lines was partially offset by the restructuring of a significant quota share retrocession treaty with a strategic capital partner.

The increase in marine and aviation lines was associated with an increase in gross premiums written in the six months ended June 30, 2024, compared to the six months ended June 30, 2023, and the restructuring of a significant quota share retrocessional treaty with a strategic capital partner.

The increase in agriculture lines was related to premiums ceded to a new whole account quota share retrocessional treaty.

The decrease in catastrophe lines was due to the decrease in gross premiums written in the six months ended June 30, 2024, compared to the six months ended June 30, 2023 following the exit from this line of business in June 2022.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended June 30,					Six months ended June 30,
	2024		2023		% Change	2024		2023		% Change

Liability	$80,729	23%	$108,075	26%	(25%)	$165,148	24%	$210,517	25%	(22%)
Accident and health	81,813	24%	88,920	21%	(8%)	162,829	24%	172,103	21%	(5%)
Professional lines	42,727	12%	57,999	14%	(26%)	79,622	12%	115,011	14%	(31%)
Credit and surety	61,303	18%	60,362	14%	2%	117,101	17%	114,375	14%	2%
Motor	31,297	9%	44,958	11%	(30%)	63,120	9%	83,794	10%	(25%)
Agriculture	27,483	8%	26,460	6%	4%	50,967	7%	52,092	6%	(2%)
Marine and aviation	13,420	4%	15,848	4%	(15%)	32,320	5%	32,125	4%	1%
Run-off lines
Catastrophe	3,946	1%	8,954	1%	(56%)	7,429	1%	22,313	2%	(67%)
Property	1,515	—%	8,699	2%	(83%)	4,631	1%	27,307	3%	(83%)
Engineering	2,033	1%	2,719	1%	(25%)	3,193	—%	7,101	1%	(55%)
Total run-off lines	7,494	2%	20,372	4%	(63%)	15,253	2%	56,721	6%	(73%)
Total	$346,266	100%	$422,994	100%	(18%)	$686,360	100%	$836,738	100%	(18%)

Net premiums earned for the three months ended June 30, 2024, decreased by $77 million, or 18%, compared to the three months ended June 30, 2023.

The decrease was primarily driven by increases in ceded premiums earned in liability, professional lines, accident and health, and motor lines, together with decreases in gross premiums earned in catastrophe, property and motor lines. These amounts were partially offset by a decrease in ceded premiums earned in catastrophe lines, together with an increase in gross premiums earned in accident and health lines.

Net premiums earned for the six months ended June 30, 2024, decreased by $150 million, or 18% ($146 million, or 17%, on a constant currency basis), compared to the six months ended June 30, 2023.

The decrease was primarily driven by increases in ceded premiums earned in liability, professional lines, accident and health, and motor lines, together with decreases in gross premiums earned in catastrophe, property and professional lines. These amounts were partially offset by increases in gross premiums earned in accident and health, and liability lines, together with a decrease in ceded premiums earned in catastrophe lines.

Other Insurance Related Income (Loss)

Other insurance related income of $9 million for the three months ended June 30, 2024, compared to other insurance related income of $5 million for the three months ended June 30, 2023, was primarily associated with fees related to arrangements with strategic capital partners.

Other insurance related income of $17 million for the six months ended June 30, 2024, compared to other insurance related income of $6 million for the six months ended June 30, 2023, was primarily associated with fees related to arrangements with strategic capital partners.

Loss Ratio

The components of the loss ratio were as follows:

	Three months ended June 30,			Six months ended June 30,
	2024	% Point Change	2023	2024	% Point Change	2023

Current accident year loss ratio	64.5%	(2.2)	66.7%	66.3%	(0.2)	66.5%
Prior year reserve development ratio	—%	0.8	(0.8%)	—%	0.8	(0.8%)
Loss ratio	64.5%	(1.4)	65.9%	66.3%	0.6	65.7%

Current Accident Year Loss Ratio

The current accident year loss ratio decreased to 64.5% for the three months ended June 30, 2024, from 66.7% for the three months ended June 30, 2023.

The current accident year loss ratio for three months ended June 30, 2024, compared to the same period in 2023, was impacted by a lower level of catastrophe and weather-related losses. During the three months ended June 30, 2024, catastrophe and weather-related losses, were $1 million, or 0.3 point, attributable to weather-related events. Comparatively, during the three months ended June 30, 2023, catastrophe and weather-related losses, were $6 million, or 1.4 points, primarily attributable to Cyclone Gabrielle, and other weather-related events.

Adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio decreased to 64.2% for the three months ended June 30, 2024, from 65.3% for the three months ended June 30, 2023. The decrease was principally due to changes in business mix attributable to increases in credit and surety, and cyber business written in the recent periods which are associated with relatively lower loss ratios, and improved loss experience in marine and aviation lines, partially offset by elevated loss experience in engineering lines.

The current accident year loss ratio of 66.3% for the six months ended June 30, 2024, was comparable to the current accident year loss ratio for the six months ended June 30, 2023 of 66.5%.

The current accident year loss ratio for six months ended June 30, 2024, compared to the same period in 2023, was impacted by a lower level of catastrophe and weather-related losses. During the six months ended June 30, 2024, catastrophe and weather-related losses, were $2 million, or 0.3 point, attributable to weather-related events. Comparatively, during the six months ended June 30, 2023, catastrophe and weather-related losses, were $19 million, or 2.3 points, primarily attributable to Cyclone Gabrielle, and other weather-related events.

Adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio increased to 66.0% for the six months ended June 30, 2024, from 64.2% for the six months ended June 30, 2023. The increase was principally due to elevated loss experience in marine and aviation, and engineering lines, partially offset by changes in business mix attributable to increases in credit and surety, and cyber business written in the recent periods which are associated with relatively lower loss ratios.

Prior Year Reserve Development

Refer to Item 1, Note 7 to the Consolidated Financial Statements 'Reserve for losses and loss expenses' for details on prior year reserve development by the lines of business.

Acquisition Cost Ratio

The acquisition cost ratio decreased to 22.3% for the three months ended June 30, 2024, from 22.8% for the three months ended June 30, 2023, primarily related to decreases in costs associated with changes in business mix within accident and health, and motor lines, partially offset by adjustments attributable to loss-sensitive features driven by improved loss performance mainly in credit and surety, and accident and health lines.

The acquisition cost ratio increased to 22.6% for the six months ended June 30, 2024, from 21.5% for the six months ended June 30, 2023, primarily related to adjustments attributable to loss-sensitive features driven by improved loss performance mainly in credit and surety, liability, accident and health, and motor lines, partially offset by the impact of changes in business mix on retrocessional contracts related to increases in credit and surety, and accident and health lines of business written in recent periods and a decrease in catastrophe lines of business written in recent periods.

Underwriting-Related General and Administrative Expense Ratio

The underwriting-related general and administrative expense decreased to 2.5% for the three months ended June 30, 2024, from 4.6% for the three months ended June 30, 2023, mainly driven by an increase in fees related to arrangements with strategic capital partners to $14 million for the three months ended June 30, 2024, from $9 million for the three months ended June 30, 2023, and a decrease in information technology support costs, partially offset by a decrease in net premiums earned.

The underwriting-related general and administrative expense decreased to 3.6% for the six months ended June 30, 2024, from 5.2% for the six months ended June 30, 2023, mainly driven by an increase in fees related to arrangements with strategic capital partners to $26 million for the three months ended June 30, 2024, from $17 million for the three months ended June 30, 2023, and a decrease in information technology support costs, partially offset by a decrease in net premiums earned.

NET INVESTMENT INCOME AND NET INVESTMENT GAINS (LOSSES)

Net Investment Income

Net investment income from our cash and investment portfolio by major asset class was as follows:

	Three months ended June 30,			Six months ended June 30,
	2024	% Change	2023	2024	% Change	2023

Fixed maturities	$154,023	24%	$124,390	$293,419	21%	$242,652
Other investments	14,301	nm	(5,341)	19,974	nm	(4,855)
Equity securities	3,057	2%	2,990	5,819	7%	5,445
Mortgage loans	9,108	3%	8,880	18,237	6%	17,266
Cash and cash equivalents	13,733	23%	11,161	27,395	29%	21,174
Short-term investments	3,766	77%	2,129	7,229	91%	3,789
Gross investment income	197,988	37%	144,209	372,073	30%	285,471
Investment expense	(7,013)	(5%)	(7,380)	(13,715)	(8%)	(14,870)
Net investment income	$190,975	40%	$136,829	$358,358	32%	$270,601

Pre-tax yield:(1)
Fixed maturities	4.5%		3.8%	4.4%		3.8%

nm - not meaningful
(1) Pre-tax yield is calculated by dividing annualized net investment income by the average month-end amortized cost balances.

Fixed Maturities

Net investment income attributable to fixed maturities for the three and six months ended June 30, 2024, was $154 million and $293 million, respectively, compared to net investment income attributable to fixed maturities of $124 million and $243 million, respectively, for the three and six months ended June 30, 2023. The increase for the three and six months ended June 30, 2024, compared to the same period in 2023, was due to an increase in yields.

Other Investments
Net investment income (loss) from other investments was as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Multi-strategy, direct lending, private equity and real estate funds	$14,145	$178	$17,480	$(269)
Other privately held investments	146	(6,012)	2,484	(5,513)
CLO-Equities	10	493	10	927
Total net investment income (loss) from other investments	$14,301	$(5,341)	$19,974	$(4,855)

Pre-tax return on other investments(1)	1.5%	(0.5%)	2.1%	(0.5%)

(1)The pre-tax return on other investments is calculated by dividing total net investment income from other investments by the average month-end fair value balances held for the periods indicated.

Net investment income attributable to other investments for the three and six months ended June 30, 2024, was $14 million and $20 million, respectively, compared to net investment losses attributable to other investments of $5 million and $5 million, respectively, for the three and six months ended June 30, 2023. The increase for the three and six months ended June 30, 2024, compared to the same period in 2023, was primarily related to higher returns from private equity funds and other privately held investments.

Net Investment Gains (Losses)

Net investment gains (losses) were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

On sale of investments:
Fixed maturities and short-term investments	$(46,405)	$(32,235)	$(75,938)	$(73,514)
Equity securities	—	17	22,914	1,139
	(46,405)	(32,218)	(53,024)	(72,375)
(Increase) decrease in allowance for expected credit losses, fixed maturities, available for sale	(394)	2,094	6,128	1,182
(Increase) decrease in allowance for expected credit losses, mortgage loans	(12,569)	(1,740)	(14,428)	(3,638)
Impairment losses (1)	(156)	(9,083)	(164)	(9,083)
Change in fair value of investment derivatives	228	(528)	1,023	(1,474)
Net unrealized gains (losses) on equity securities	5,817	17,105	(2,222)	40,830
Net investment gains (losses)	$(53,479)	$(24,370)	$(62,687)	$(44,558)

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

Net investment losses for the three and six months ended June 30, 2024 were $53 million and $63 million, respectively, compared to net investment losses of $24 million and $45 million, respectively, for the three and six months ended June 30, 2023.

For the three months ended June 30, 2024, the net investment losses were primarily due to net realized losses on the sale of Agency RMBS, U.S. government and corporate debt securities, partially offset by net unrealized gains on equity securities. For the three months ended June 30, 2023, the net investment losses were primarily due to net realized losses on the sale of corporate debt and U.S. government securities, partially offset by net unrealized gains on equity securities.

For the six months ended June 30, 2024, the net investment losses were primarily due to net realized losses on the sale of U.S. government, Agency RMBS and corporate debt securities, partially offset by net realized gains on the sale of equity securities. For the six months ended June 30, 2023, the net investment losses were primarily due to net realized losses on the sale of corporate debt, CMBS and U.S. government securities and net unrealized gains on equity securities.

(Increase) decrease in allowance for expected credit losses, fixed maturities, available for sale

For the six months ended June 30, 2024, the allowance for expected credit losses decreased by $6 million, primarily related to the sale of securities. Refer to Note 4(i) to the Consolidated Financial Statements 'Investments'.

(Increase) decrease in allowance for expected credit losses, mortgage loans

For the three and six months ended June 30, 2024, the allowance for expected credit losses increased by $13 million and $14 million, respectively, primarily related to mortgage loans backed by office buildings. Refer to Note 4(d) to the Consolidated Financial Statements 'Investments'.

Change in Fair Value of Investment Derivatives

We economically hedge foreign exchange exposure with derivative contracts.

For the three and six months ended June 30, 2024, foreign exchange hedges resulted in net gains of $nil and $1 million, respectively, primarily attributable to securities denominated in euro and pound sterling. For the three and six months ended June 30, 2023, foreign exchange hedges resulted in net losses of $1 million and $1 million, respectively, primarily attributable to securities denominated in pound sterling and euro.

Total Return
Total return on cash and investments was as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Net investment income	$190,975	$136,829	$358,358	$270,601
Net investment gains (losses)	(53,479)	(24,370)	(62,687)	(44,558)
Change in net unrealized gains (losses) on fixed maturities (1)	21,232	(72,887)	(30,731)	140,034
Interest in income (loss) of equity method investments	7,900	2,100	9,069	(105)
Total	$166,628	$41,672	$274,009	$365,972

Average cash and investments(2)	$16,932,010	$16,077,600	$16,887,183	$15,951,158

Total return on average cash and investments, pre-tax:
Including investment related foreign exchange movements	1.0%	0.3%	1.6%	2.3%
Excluding investment related foreign exchange movements(3)	1.0%	0.1%	1.8%	2.0%

(1)Change in net unrealized gains (losses) on fixed maturities is calculated by taking net unrealized gains (losses) at period end less net unrealized gains (losses) at the prior period end.
(2)The average cash and investments balance is the average of the monthly fair value balances.
(3)Pre-tax total return on cash and investments excluding foreign exchange movements is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to pre-tax total return on cash and investments, the most comparable GAAP financial measure, included foreign exchange (losses) gains of $(5) million and $21 million for the three months ended June 30, 2024 and 2023, respectively and foreign exchange (losses) gains of $(30) million and $40 million for the six months ended June 30, 2024 and 2023, respectively.

OTHER EXPENSES (REVENUES), NET

The following table provides a summary of other expenses (revenues), net:

	Three months ended June 30,			Six months ended June 30,
	2024	% Change	2023	2024	% Change	2023

Corporate expenses	$27,673	(21%)	$35,248	$53,252	(14%)	$61,664
Foreign exchange losses (gains)	(7,384)	nm	30,104	(30,936)	nm	38,814
Interest expense and financing costs	17,010	2%	16,738	34,157	2%	33,632
Income tax expense (benefit)	40,547	47%	27,558	(84,107)	nm	43,454
Total	$77,846		$109,648	$(27,634)		$177,564

nm – not meaningful

Corporate Expenses

Corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company.

As a percentage of net premiums earned, corporate expenses decreased to 2.1% for the three months ended June 30, 2024, from 2.8% for the three months ended June 30, 2023 mainly driven by decreases in personnel costs and executive-related compensation costs associated with the transition in our senior leadership, partially offset by an increase in information technology support costs.

As a percentage of net premiums earned, corporate expenses decreased to 2.1% for the six months ended June 30, 2024, from 2.5% for the six months ended June 30, 2023 mainly driven by decreases in personnel costs, performance related-compensation costs and executive-related compensation costs associated with the transition in our senior leadership, partially offset by increases in professional fees and information technology support cost.

Foreign Exchange Losses (Gains)

Some of our business is written in currencies other than the U.S. dollar.

Foreign exchange gains of $7 million for the three months ended June 30, 2024 reflected the impact of the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in euro, Australian dollar, and Canadian dollar, partially offset by the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling.

Foreign exchange gains of $31 million for the six months ended June 30, 2024 reflected the impact of the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in euro, Canadian dollar and Australian dollar, partially offset by the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in Japanese yen.

Foreign exchange losses of $30 million for the three months ended June 30, 2023 reflected the impact of the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling.

Foreign exchange losses of $39 million for the six months ended June 30, 2023 reflected the impact of the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling and euro.

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

Interest expense and financing costs were $17 million and $34 million for the three and six months ended June 30, 2024, respectively, and $17 million and $34 million for the three and six months ended June 30, 2023, respectively.

Income Tax Expense (Benefit)

Income tax expense (benefit) primarily results from income (loss) in our foreign operations in the U.S., U.K., and Europe. Our effective tax rate which is calculated as income tax expense (benefit) divided by income (loss) before tax including interest in income (loss) of equity method investments was 16.1% and (16.1)% for the three and six months ended June 30, 2024, and 15.5% and 11.6% for the three and six months ended June 30, 2023, respectively. This effective rate can vary between periods depending on the distribution of net income (loss) among tax jurisdictions, as well as other factors.

The income tax expense of $41 million for the three months ended June 30, 2024 was principally due to pre-tax income in our U.S. and U.K. operations

The income tax benefit of $84 million for the six months ended June 30, 2024 was due to the recognition of an income tax benefit of $163 million related to a future Bermuda corporate income tax rate of 15%, pursuant to the Corporate Income Tax Act 2023, partially offset by income tax expense associated with pre-tax income in our U.S., U.K. and European operations.

The income tax expense of $28 million for the three months ended June 30, 2023 was due to pre-tax income in our U.S., U.K and European operations.

The income tax expense of $43 million for the six months ended June 30, 2023 was due to pre-tax income in our U.S., U.K and European operations, partially offset by a decrease in the valuation allowance on deferred tax assets in Europe.

FINANCIAL MEASURES

We believe the following financial indicators are important in evaluating performance and measuring the overall growth in value generated for common shareholders:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Annualized return on average common equity(1)	16.2%	12.9%	24.1%	14.7%
Annualized operating return on average common equity(2)	19.9%	17.2%	19.1%	18.3%
Book value per diluted common share(3)	$59.29	$50.98	$59.29	$50.98
Cash dividends declared per common share	$0.44	$0.44	$0.88	$0.88
Increase (decrease) in book value per diluted common share adjusted for dividends	$2.60	$1.11	$6.11	$4.91

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

The increase in ROACE for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was primarily driven by an increase in net investment income, foreign exchange gains and an increase in underwriting income, partially offset by increases in average common shareholders' equity, net investment losses, reorganization expenses and income tax expense.

The increase in ROACE for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was primarily driven by an income tax benefit, an increase in net investment income, foreign exchange gains and an increase in underwriting income, partially offset by increases in average common shareholders' equity and reorganization expenses.

Operating ROACE excludes the impact of net investment gains (losses), foreign exchange losses (gains), reorganization expenses, interest in income (loss) of equity method investments and Bermuda net deferred tax asset.

The increase in operating ROACE for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was primarily driven by increases in net investment income and underwriting income, partially offset by increases in average common shareholders' equity and income tax expense.

The increase in operating ROACE for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was primarily driven by an income tax benefit, increases in net investment income and underwriting income, partially offset by an increase in average common shareholders' equity.

Book Value per Diluted Common Share

We consider book value per diluted common share to be an appropriate measure of returns to common shareholders, as we believe growth in book value on a diluted basis will ultimately translate into appreciation of our stock price.

During the three months ended June 30, 2024, book value per diluted common share increased by 3.8% due to net income for the period, partially offset by common dividends declared.

During the six months ended June 30, 2024, book value per diluted common share increased by 9.7% due to net income for the period, partially offset by common dividends declared.

Cash Dividends Declared per Common Share and Common Share Repurchases

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

During the three months ended June 30, 2024, the increase in total value of $2.60, or 5%, was driven by net income for the period.

During the six months ended June 30, 2024, the increase in total value of $6.11, or 11%, was driven by net income for the period.

During the three months ended June 30, 2023, the increase in total value of $1.11, or 2%, was driven by net income for the period, partially offset by net unrealized investment losses recognized in accumulated other comprehensive income (loss).

During the six months ended June 30, 2023, the increase in total value of $4.91, or 11%, was driven by net income for the period, and a decrease in net unrealized investment losses recognized in accumulated other comprehensive income (loss).

NON-GAAP FINANCIAL MEASURES RECONCILIATION

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Net income available to common shareholders	$204,401	$143,111	$592,300	$315,648
Net investment (gains) losses	53,479	24,370	62,687	44,558
Foreign exchange losses (gains)	(7,384)	30,104	(30,936)	38,814
Reorganization expenses	14,014	—	26,312	—
Interest in (income) loss of equity method investments	(7,900)	(2,100)	(9,069)	105
Bermuda net deferred tax asset(1)	—	—	(162,705)	—
Income tax benefit(2)	(6,621)	(4,308)	(8,435)	(7,893)
Operating income	$249,989	$191,177	$470,154	$391,232

Earnings per diluted common share	$2.40	$1.67	$6.93	$3.68
Net investment (gains) losses	0.63	0.28	0.73	0.52
Foreign exchange losses (gains)	(0.09)	0.35	(0.36)	0.45
Reorganization expenses	0.16	—	0.31	—
Interest in (income) loss of equity method investments	(0.09)	(0.02)	(0.11)	—
Bermuda net deferred tax asset	—	—	(1.90)	—
Income tax benefit	(0.08)	(0.05)	(0.10)	(0.09)
Operating income per diluted common share	$2.93	$2.23	$5.50	$4.56

Weighted average diluted common shares outstanding(3)	85,326	85,812	85,509	85,833

Average common shareholders' equity	$5,032,313	$4,440,595	$4,911,334	$4,280,436

Annualized return on average common equity	16.2%	12.9%	24.1%	14.7%

Annualized operating return on average common equity(4)	19.9%	17.2%	19.1%	18.3%

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
(3)Refer to Item 1, Note 8 to our Consolidated Financial Statements 'Earnings per Common Share' for further details.
(4)Annualized operating ROACE is a non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to the most comparable GAAP financial measure, annualized ROACE, is presented above, and a discussion of the rationale for its presentation is provided below.

Rationale for the Use of Non-GAAP Financial Measures

We present our results of operations in a way we believe will be meaningful and useful to investors, analysts, rating agencies and others who use our financial information to evaluate our performance. Some of the measurements we use are considered non-GAAP financial measures under SEC rules and regulations. In this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), we present underwriting-related general and administrative expenses, consolidated underwriting income (loss), current accident year loss ratio, catastrophe and weather-related losses ratio, current accident year loss ratio, excluding catastrophe and weather-related losses, operating income (loss) (in total and on a per share basis), annualized operating return on average common equity ("operating ROACE"), amounts presented on a constant currency basis and pre-tax total return on cash and investments excluding foreign exchange movements, which are non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. We believe that these non-GAAP financial measures, which may be defined and calculated differently by other companies, help explain and enhance the understanding of our results of operations. However, these measures should not be viewed as a substitute for those determined in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

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

Reorganization expenses primarily relate to severance costs attributable to our "How We Work" program which is focused on simplifying our operating structure. Reorganization expenses are primarily driven by business decisions, the nature and timing of which are not related to the underwriting process. Therefore, these expenses are excluded from consolidated underwriting income (loss).

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

Current Accident Year Loss Ratio
Current accident year loss ratio represents net losses and loss expenses ratio exclusive of net favorable (adverse) prior year reserve development. We believe that the presentation of current accident year loss ratio provides investors with an enhanced understanding of our results of operations by highlighting net losses and loss expenses associated with our underwriting activities excluding the impact of volatile prior year reserve development. The reconciliation of current accident year loss ratio to net losses and loss expenses ratio, the most comparable GAAP financial measure, is presented in 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Results of Operations'.

Catastrophe and Weather-Related Losses Ratio and Current Accident Year Loss Ratio, excluding Catastrophe and Weather-Related Losses
Catastrophe and weather-related losses ratio represents net losses and loss expenses ratio associated with natural disasters, man-made catastrophes, other catastrophe events and other weather-related events exclusive of net favorable (adverse) prior year reserve development.

Current accident year loss ratio, excluding catastrophe and weather-related losses represents net losses and loss expenses ratio exclusive of net favorable (adverse) prior year reserve development and net losses and loss expenses associated with natural disasters, man-made catastrophes, other catastrophe events and other weather-related events.

We believe that the presentation of these ratios that separately identify net losses and loss expenses associated with catastrophe and weather-related events provide investors with an enhanced understanding of our results of operations due to the inherently unpredictable nature of the occurrence of these events, the potential magnitude of these losses and the complexity that affects our ability to accurately estimate ultimate losses associated with these events.

The reconciliation of catastrophe and weather-related losses ratio and current accident year loss ratio, excluding catastrophe and weather-related losses to net losses and loss expenses ratio, the most comparable GAAP financial measure, is presented in 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Results of Operations'.

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

Reorganization expenses primarily relate to severance costs attributable to our "How We Work" program which is focused on simplifying our operating structure. Reorganization expenses are primarily driven by business decisions, the nature and timing of which are not related to the underwriting process. Therefore, these expenses are excluded from operating income (loss).

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

CASH AND INVESTMENTS

Details of cash and investments are as follows:

	June 30, 2024	December 31, 2023
	Fair Value	Fair Value

Fixed maturities, available for sale	$12,585,137	$12,234,742
Fixed maturities, held to maturity(1)	629,323	675,851
Equity securities	589,899	588,511
Mortgage loans	544,859	610,148
Other investments	936,680	949,413
Equity method investments	193,705	174,634
Short-term investments	57,436	17,216
Total investments	$15,537,039	$15,250,515

Cash and cash equivalents(2)	$1,655,063	$1,383,985

(1)Presented at net carrying value of $638 million (2023: $686 million) in the consolidated balance sheets.
(2)Includes restricted cash and cash equivalents of $562 million and $431 million at June 30, 2024 and at December 31, 2023, respectively.

Overview

The fair value of total investments increased by $287 million in the six months ended June 30, 2024, driven by the reinvestment of interest income and cashflows from operations.

An analysis of our investment portfolio by asset class is detailed below:

Fixed Maturities

Details of our fixed maturities portfolio are as follows:

	June 30, 2024		December 31, 2023
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$2,672,966	20%	$3,007,528	23%
Non-U.S. government	751,508	6%	723,959	6%
Corporate debt	5,182,858	40%	4,560,843	35%
Agency RMBS	1,601,027	12%	1,634,661	13%
CMBS	824,715	6%	839,696	7%
Non-agency RMBS	126,764	1%	153,396	1%
ABS	1,903,636	14%	1,832,151	14%
Municipals(1)	150,986	1%	158,359	1%
Total	$13,214,460	100%	$12,910,593	100%

Credit ratings:
U.S. government and agency	$2,672,966	20%	$3,007,528	23%
AAA(2)	2,776,691	21%	2,745,192	21%
AA	2,691,812	21%	2,646,798	21%
A	2,220,710	17%	2,044,683	16%
BBB	1,509,026	11%	1,416,552	11%
Below BBB(3)	1,343,255	10%	1,049,840	8%
Total	$13,214,460	100%	$12,910,593	100%

(1)Includes bonds issued by states, municipalities, and political subdivisions.
(2)Includes U.S. government-sponsored agencies, residential mortgage-backed securities ("RMBS") and commercial mortgage-backed securities ("CMBS").
(3)Non-investment grade and non-rated securities.

At June 30, 2024, fixed maturities had a weighted average credit rating of A+ (2023: AA-), a book yield of 4.4% (2023: 4.2%), and an average duration of 3.1 years (2023: 3.0 years). At June 30, 2024, fixed maturities together with short-term investments and cash and cash equivalents (i.e. total investments of $14.9 billion) had an average credit rating of AA- (2023: AA-) and an average duration of 2.8 years (2023: 2.7 years).

At June 30, 2024, net unrealized losses on fixed maturities were $424 million, compared to net unrealized losses of $400 million at December 31, 2023, an increase of $24 million due to a decline in market values, partially offset by realized losses associated with sales in the period.

Equity Securities

At June 30, 2024, net unrealized gains on equity securities were $42 million, compared to $45 million at December 31, 2023, a decrease of $3 million driven by realized gains associated with sales in the period.

Mortgage Loans

At June 30, 2024, investment in commercial mortgage loans was $545 million, compared to $610 million at December 31, 2023. The decrease was driven by five loans which were repaid during the six months ended June 30, 2024. The commercial mortgage loans are high quality, and collateralized by a variety of commercial properties and diversified geographically throughout the U.S. and by property type to reduce the risk of concentration. At June 30, 2024, the allowance for credit losses of $21 million, was primarily related to commercial properties exposed to the office sector.

Other Investments

Details of our other investments portfolio are as follows:

	June 30, 2024		December 31, 2023
	Fair Value	% of Total	Fair Value	% of Total

Multi-strategy funds	$24,634	3%	$24,619	3%
Direct lending funds	167,137	18%	192,270	20%
Private equity funds	318,608	34%	301,712	32%
Real estate funds	309,793	33%	317,325	33%
Total multi-strategy, direct lending, private equity and real estate funds	820,172	88%	835,926	88%

CLO-Equities	4,498	—%	5,300	1%
Other privately held investments	112,010	12%	108,187	11%
Total other investments	$936,680	100%	$949,413	100%

Refer to Note 4(e) to the Consolidated Financial Statements 'Investments'.

Equity Method Investments

Our ownership interests in Harrington Reinsurance Holdings Limited ("Harrington") and Monarch Point Re (ISAC) Ltd., Monarch Point Re (ISA 2023) Ltd. and Monarch Point Re (ISA 2024) Ltd. (individually or collectively "Monarch Point Re") are reported in interest in income (loss) of equity method investments.

Interest in income (loss) of equity method investments was $8 million for the three months ended June 30, 2024, compared to $2 million for the three months ended June 30, 2023, an increase of $6 million principally attributable to investment income and underwriting gains attributable to these ownership interests.

Interest in income (loss) of equity method investments was $9 million for the six months ended June 30, 2024, compared to $nil for the six months ended June 30, 2023, an increase of $9 million principally attributable to investment income and underwriting gains attributable to these ownership interests.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the ‘Liquidity and Capital Resources’ section included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 for a general discussion of liquidity and capital resources.

The following table summarizes consolidated capital:

	June 30, 2024	December 31, 2023

Debt	$1,314,438	$1,313,714

Preferred shares	550,000	550,000
Common equity	5,109,471	4,713,196
Shareholders’ equity	5,659,471	5,263,196
Total capital	$6,973,909	$6,576,910

Ratio of debt to total capital	18.8%	20.0%

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
Federal Home Loan Bank Advances

The Company's subsidiaries, AXIS Insurance Company and AXIS Surplus Insurance Company, are members of the Federal Home Loan Bank of Chicago ("FHLB").

At June 30, 2024, the Company had borrowings under the FHLB program of $86 million, with maturities in 2024 and 2025 and interest payable at an interest rate of 5.6%. The Company incurred interest expense of $1 million for the three months ended June 30, 2024 and 2023 respectively and $2 million for the six months ended June 30, 2024 and 2023 respectively. The borrowings under the FHLB program are secured by investments with a fair value of $92 million.

Line of credit

On March 26, 2024, the $500 million Facility was amended to reduce the committed utilization capacity available under the Facility to $300 million, enter into an uncommitted secured letter credit facility with Citibank Europe plc, and extend the tenors of issuable letters of credit to March 31, 2026 and make certain updates to the facility's collateral and fee arrangements.

Common Equity
During the six months ended June 30, 2024, common equity increased by $396 million. The following table reconciles opening and closing common equity positions:

Six months ended June 30,	2024

Common equity - opening	$4,713,196
Share-based compensation expense	21,030
Change in unrealized gains (losses) on available for sale investments, net of tax	(18,378)
Foreign currency translation adjustment	(10,754)
Net income	607,425
Preferred share dividends	(15,125)
Common share dividends	(75,643)
Treasury shares repurchased	(114,524)
Treasury shares reissued	2,244
Common equity - closing	$5,109,471

During the six months ended June 30, 2024, we repurchased 1.8 million common shares for a total of $115 million, including $100 million repurchased pursuant to our Board-authorized share repurchase program and $15 million from employees to satisfy personal withholding tax liabilities that arise on the vesting of share-settled restricted stock units granted under our 2017 Long-Term Equity Compensation Plan.

At June 30, 2024, authorization under the Company's share repurchase program approved in December 2023 was exhausted (refer to Part II, Item 2 'Unregistered Sales of Equity Securities and Use of Proceeds' for further details).

On May 16, 2024, the Company's Board of Directors approved a new share repurchase program for up to $300 million of the Company's common shares. The new share repurchase program is open-ended, allowing the Company to repurchase its shares from time to time in the open market or privately negotiated transactions, depending on market conditions. At June 30, 2024, we had $300 million of remaining authorization under our open-ended Board-authorized share repurchase program for common share repurchases.
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

RECENT ACCOUNTING PRONOUNCEMENTS

At June 30, 2024, there were no recently issued accounting pronouncements that we have not yet adopted that we expect could have a material impact on our results of operations, financial condition or liquidity.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to this item since December 31, 2023, with the exception of the changes in exposure to foreign currency risk presented below.

Foreign Currency Risk
The table below provides a sensitivity analysis of total net foreign currency exposures:

	AUD	CAD	EUR	GBP	JPY	Other	Total

At June 30, 2024
Net managed assets (liabilities), excluding derivatives	$61,488	$404,591	$(274,686)	$(39,150)	$(24,012)	$89,077	$217,308
Foreign currency derivatives, net	(63,672)	(424,497)	301,114	31,100	27,417	(96,534)	(225,072)
Net managed foreign currency exposure	(2,184)	(19,906)	26,428	(8,050)	3,405	(7,457)	(7,764)
Other net foreign currency exposure	—	224	(699)	(130)	—	—	(605)
Total net foreign currency exposure	$(2,184)	$(19,682)	$25,729	$(8,180)	$3,405	$(7,457)	$(8,369)
Net foreign currency exposure as a percentage of total shareholders’ equity	—%	(0.3%)	0.5%	(0.1%)	0.1%	(0.1%)	(0.1%)
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$(218)	$(1,968)	$2,573	$(818)	$341	$(746)	$(837)

(1)Assumes 10% appreciation in underlying currencies relative to the U.S. dollar.

Total Net Foreign Currency Exposure

At June 30, 2024, total net foreign currency liabilities were $8 million primarily driven by exposures to the Canadian dollar, pound sterling, Australian dollar, and other non-core currencies. During the six months ended June 30, 2024, the change in total net foreign currency exposure was primarily due to new business written in the period.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) at June 30, 2024. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2024, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2024.

Based upon that evaluation, there were no changes in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table shows information regarding the number of common shares repurchased in the quarter ended June 30, 2024:

Period	Total number of shares purchased (a) (b)	Average price paid per share	Total number of shares purchased as part of publicly announced programs (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the announced programs (c) (d)

April 1-30, 2024	(4)	$56.88	45	$35 million
May 1-31, 2024	2	$61.94	495	$300 million
June 1-30, 2024	7	$73.90	—	$300 million
Total	5		540	$300 million

(a) In thousands.
(b) Includes shares repurchased from employees to satisfy personal withholding tax liabilities that arise on the vesting of share-settled restricted stock units.
(c) At June 30, 2024, authorization under the Company's share repurchase program approved in December 2023 was exhausted.
(d) On May 16, 2024, the Company's Board of Directors approved a new share repurchase program for up to $300 million of the Company's common shares. The new share repurchase program is open-ended, allowing the Company to repurchase its shares from time to time in the open market or privately negotiated transactions, depending on market conditions.

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

As and when allowed by the applicable law and regulations, certain of our non-U.S. subsidiaries provide treaty reinsurance coverage to non-U.S. insurers on a worldwide basis, including insurers of liability, marine, aviation and energy risks, and as a result, these underlying insurance and reinsurance portfolios may have some exposure to Iran. In addition, we provide insurance and facultative reinsurance on a global basis to non-U.S. insureds and insurers, including for liability, marine, aviation and energy risks. Coverage provided to non-Iranian business may indirectly cover an exposure in Iran. For example, certain of our operations underwrite global marine hull war and cargo policies that provide coverage for vessels navigating into and out of ports worldwide, including Iran. For the quarter ended June 30, 2024, there has been no material amount of premium allocated or apportioned to activities relating to Iran. We intend for our non-U.S. subsidiaries to continue to provide such coverage only to the extent permitted by applicable law.

Insider Trading Arrangements and Policies

During the three months ended June 30, 2024, no director or officer of the Company adopted, terminated or is currently party to a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.     EXHIBITS

2.1	Rule 2.7 Announcement, dated July 5, 2017 in connection with acquisition of Novae Group plc (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 6, 2017).
2.2	Rule 2.7 Announcement, dated August 24, 2017 in connection with acquisition of Novae Group plc (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 25, 2017).
3.1	Certificate of Incorporation and Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1(Amendment No. 1) (No. 333-103620) filed on April 16, 2003).
3.2	Amended and Restated Bye-Laws (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on May 15, 2009).
4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).
4.2	Certificate of Designations establishing the specific rights, preferences, limitations and other terms of the Series E Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 7, 2016).
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101	The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline XBRL: (i) Consolidated Balance Sheets at June 30, 2024 and December 31, 2023; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023; (iv) Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Dated: July 30, 2024

AXIS CAPITAL HOLDINGS LIMITED
By:	/S/ VINCENT TIZZIO
Vincent Tizzio
President and Chief Executive Officer
(Principal Executive Officer)

/S/ PETER VOGT
Peter Vogt
Chief Financial Officer
(Principal Financial Officer)