Form 10-Q
period 2024-09-30
AXIS CAPITAL HOLDINGS LTD
filed 2024-10-30
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
At October 25, 2024, there were 83,655,404 common shares outstanding, $0.0125 par value per share, of the registrant.

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
•losses related to the conflict in the Middle East, the Russian invasion of Ukraine, terrorism and political unrest, or other unanticipated losses;
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

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2024 (UNAUDITED) AND DECEMBER 31, 2023

	2024	2023
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2024: $13,806,792; 2023: $12,634,254 Allowance for expected credit losses 2024: $4,422; 2023: $10,759)	$13,768,193	$12,234,742
Fixed maturities, held to maturity, at amortized cost (Fair value 2024: $499,538; 2023: $675,851 Allowance for expected credit losses 2024: $nil; 2023: $nil)	503,776	686,296
Equity securities, at fair value (Cost 2024: $518,090; 2023: $543,833)	604,834	588,511
Mortgage loans, held for investment, at fair value (Allowance for expected credit losses 2024: $22,024; 2023: $6,220)	524,929	610,148
Other investments, at fair value	939,734	949,413
Equity method investments	197,712	174,634
Short-term investments, at fair value	127,867	17,216
Total investments	16,667,045	15,260,960
Cash and cash equivalents	981,003	953,476
Restricted cash and cash equivalents	490,323	430,509
Accrued interest receivable	125,770	106,055
Insurance and reinsurance premium balances receivable (Allowance for expected credit losses 2024: $19,381; 2023: $11,997)	3,408,271	3,067,554
Reinsurance recoverable on unpaid losses and loss expenses (Allowance for expected credit losses 2024: $43,312; 2023: $36,611)	6,810,929	6,323,083
Reinsurance recoverable on paid losses and loss expenses	476,045	575,847
Deferred acquisition costs	574,012	450,950
Prepaid reinsurance premiums	2,020,952	1,916,087
Receivable for investments sold	871	8,767
Goodwill	100,801	100,801
Intangible assets	178,696	186,883
Operating lease right-of-use assets	97,912	108,093
Loan advances made	283,624	305,222
Other assets	506,394	456,385
Total assets	$32,722,648	$30,250,672
Liabilities
Reserve for losses and loss expenses	$17,295,329	$16,434,018
Unearned premiums	5,452,873	4,747,602
Insurance and reinsurance balances payable	1,828,297	1,792,719
Debt	1,314,806	1,313,714
Federal Home Loan Bank advances	75,580	85,790
Payable for investments purchased	127,609	26,093
Operating lease liabilities	115,176	123,101
Other liabilities	429,751	464,439
Total liabilities	26,639,421	24,987,476
Shareholders’ equity
Preferred shares	550,000	550,000
Common shares (shares issued 2024: 176,580; 2023: 176,580 shares outstanding 2024: 83,649; 2023: 85,286)	2,206	2,206
Additional paid-in capital	2,385,905	2,383,030
Accumulated other comprehensive income (loss)	(76,738)	(365,836)
Retained earnings	7,092,817	6,440,528
Treasury shares, at cost (2024: 92,931; 2023: 91,294)	(3,870,963)	(3,746,732)
Total shareholders’ equity	6,083,227	5,263,196
Total liabilities and shareholders’ equity	$32,722,648	$30,250,672
See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Three months ended		Nine months ended
	2024	2023	2024	2023
	(in thousands, except per share amounts)
Revenues
Net premiums earned	$1,366,701	$1,322,564	$3,929,221	$3,818,508
Net investment income	205,100	154,201	563,458	424,802
Other insurance related income	6,838	10,344	23,704	16,444
Net investment gains (losses):
(Increase) decrease in allowance for expected credit losses	(1,134)	1,077	(9,433)	(1,380)
Impairment losses	(14)	(41)	(178)	(9,124)
Other realized and unrealized investment gains (losses)	33,330	(54,150)	(20,892)	(87,167)
Total net investment gains (losses)	32,182	(53,114)	(30,503)	(97,671)
Total revenues	1,610,821	1,433,995	4,485,880	4,162,083

Expenses
Net losses and loss expenses	831,872	783,940	2,326,532	2,240,840
Acquisition costs	274,935	263,389	794,280	747,027
General and administrative expenses	165,203	179,283	477,016	514,596
Foreign exchange losses (gains)	92,204	(50,570)	61,268	(11,755)
Interest expense and financing costs	16,849	16,445	51,005	50,077
Reorganization expenses	—	28,997	26,312	28,997
Amortization of intangible assets	2,729	2,729	8,188	8,188
Total expenses	1,383,792	1,224,213	3,744,601	3,577,970

Income before income taxes and interest in income of equity method investments	227,029	209,782	741,279	584,113
Income tax (expense) benefit	(47,922)	(24,624)	36,185	(68,078)
Interest in income of equity method investments	1,621	2,940	10,689	2,835
Net income	180,728	188,098	788,153	518,870
Preferred share dividends	7,563	7,563	22,688	22,688
Net income available to common shareholders	$173,165	$180,535	$765,465	$496,182

Per share data
Earnings per common share:
Earnings per common share	$2.06	$2.12	$9.07	$5.83
Earnings per diluted common share	$2.04	$2.10	$8.97	$5.77
Weighted average common shares outstanding	83,936	85,223	84,428	85,099
Weighted average diluted common shares outstanding	85,000	86,108	85,338	85,927

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Three months ended		Nine months ended
	2024	2023	2024	2023
	(in thousands)
Net income	$180,728	$188,098	$788,153	$518,870
Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	310,512	(156,051)	214,955	(109,595)
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	727	(4,947)	120	(1,630)
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income	4,421	23,018	82,207	100,388
Unrealized gains (losses) arising during the period, net of reclassification adjustment	315,660	(137,980)	297,282	(10,837)
Foreign currency translation adjustment	2,570	(6,950)	(8,184)	(4,302)
Total other comprehensive income (loss), net of tax	318,230	(144,930)	289,098	(15,139)
Comprehensive income	$498,958	$43,168	$1,077,251	$503,731

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Three months ended		Nine months ended
	2024	2023	2024	2023
	(in thousands)
Preferred shares
Balance at beginning and end of period	$550,000	$550,000	$550,000	$550,000

Common shares (par value)
Balance at beginning and end of period	2,206	2,206	2,206	2,206

Additional paid-in capital
Balance at beginning of period	2,376,244	2,361,185	2,383,030	2,366,253
Treasury shares reissued	(538)	(779)	(28,354)	(33,575)
Share-based compensation expense	10,199	15,272	31,229	43,000
Balance at end of period	2,385,905	2,375,678	2,385,905	2,375,678

Accumulated other comprehensive income (loss)
Balance at beginning of period	(394,968)	(630,509)	(365,836)	(760,300)
Unrealized gains (losses) on available for sale investments, net of tax:
Balance at beginning of period	(366,037)	(616,552)	(347,659)	(743,695)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	315,660	(137,980)	297,282	(10,837)
Balance at end of period	(50,377)	(754,532)	(50,377)	(754,532)
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	(28,931)	(13,957)	(18,177)	(16,605)
Foreign currency translation adjustment	2,570	(6,950)	(8,184)	(4,302)
Balance at end of period	(26,361)	(20,907)	(26,361)	(20,907)
Balance at end of period	(76,738)	(775,439)	(76,738)	(775,439)

Retained earnings
Balance at beginning of period	6,957,185	6,485,901	6,440,528	6,247,022
Net income	180,728	188,098	788,153	518,870
Preferred share dividends (1)	(7,563)	(7,563)	(22,688)	(22,688)
Common share dividends (1)	(37,533)	(38,257)	(113,176)	(115,025)
Balance at end of period	7,092,817	6,628,179	7,092,817	6,628,179

Treasury shares, at cost
Balance at beginning of period	(3,831,196)	(3,747,822)	(3,746,732)	(3,765,271)
Shares repurchased	(40,305)	(373)	(154,829)	(17,424)
Shares reissued	538	779	30,598	35,279
Balance at end of period	(3,870,963)	(3,747,416)	(3,870,963)	(3,747,416)

Total shareholders’ equity	$6,083,227	$5,033,208	$6,083,227	$5,033,208

(1) Refer to Note 10 'Shareholders' Equity' for details on dividends declared and paid related to the Company's common and preferred shares.

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Nine months ended
	2024	2023
	(in thousands)
Cash flows from operating activities:
Net income	$788,153	$518,870
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment (gains) losses	30,503	97,671
Net realized and unrealized (gains) losses on other investments	(38,435)	4,923
Amortization of fixed maturities	(26,886)	(11,655)
Interest in income of equity method investments	(10,689)	(2,835)
Other amortization and depreciation	42,171	62,378
Share-based compensation expense, net of cash payments	33,474	39,911
Changes in:
Accrued interest receivable	(20,109)	(5,948)
Reinsurance recoverable on unpaid losses and loss expenses	(499,090)	(205,369)
Reinsurance recoverable on paid losses and loss expenses	79,146	(69,333)
Deferred acquisition costs	(125,034)	(32,663)
Prepaid reinsurance premiums	(108,082)	(422,078)
Reserve for losses and loss expenses	885,904	400,725
Unearned premiums	714,994	639,441
Insurance and reinsurance balances, net	(78,166)	(11,784)
Other items	(178,588)	3,859
Net cash provided by operating activities	1,489,266	1,006,113

Cash flows from investing activities:
Purchases of:
Fixed maturities, available for sale	(7,264,647)	(5,166,446)
Fixed maturities, held to maturity	(100,755)	(25,000)
Equity securities	(111,865)	(87,388)
Mortgage loans	(3,078)	(22,318)
Other investments	(52,660)	(67,828)
Equity method investments	(12,389)	(11,289)
Short-term investments	(196,418)	(221,618)
Proceeds from the sale of:
Fixed maturities, available for sale	4,942,272	4,038,436
Equity securities	154,644	29,171
Other investments	100,818	104,275
Short-term investments	34,169	132,421
Proceeds from redemption of fixed maturities, available for sale	1,184,455	680,637
Proceeds from redemption of fixed maturities, held to maturity	283,391	11,360
Proceeds from redemption of short-term investments	53,311	46,072
Proceeds from the repayment of mortgage loans	68,634	35,620
Proceeds from the (purchase) sale of other asset, net	(13,946)	(16,219)
Loan advances made	(176,466)	(206,689)
Net cash used in investing activities	(1,110,530)	(746,803)

Cash flows from financing activities:
Repurchase of common shares - open market	(139,886)	—
Taxes paid on withholding shares	(14,943)	(17,424)
Dividends paid - common shares	(114,630)	(115,569)
Dividends paid - preferred shares	(22,688)	(22,688)
Federal Home Loan Bank advances, net	(10,210)	5,250
Net cash used in financing activities	(302,357)	(150,431)

Effect of exchange rate changes on foreign currency cash, cash equivalents and restricted cash	10,962	(16,217)
Increase in cash, cash equivalents and restricted cash	87,341	92,662
Cash, cash equivalents and restricted cash - beginning of period	1,383,985	1,174,653
Cash, cash equivalents and restricted cash - end of period	$1,471,326	$1,267,315

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Nine months ended
	2024	2023
	(in thousands)
Supplemental disclosures of cash flow information:
Income taxes paid	$47,402	$54,756
Interest paid	$49,886	$49,207

Supplemental disclosures of cash flow information:
In 2024, $169 million related to loan advances to Monarch Point Re (ISA 2023 and ISA 2024) Ltd. ("Monarch Point Re") was repaid and was treated as a non-cash activity in the consolidated statement of cash flows. In addition, $162 million related to reinsurance balances payables due to Monarch Point Re under retrocession agreements and $20 million related to ceded losses and loss expenses due from Monarch Point Re under retrocession agreements were settled and each amount was treated as a non-cash activity in the consolidated statement of cash flows. Further, $12 million related to interest on loans advanced to Monarch Point Re was received in advance and was treated as a non-cash activity in the consolidated statement of cash flows (refer to Note 15 'Related Party Transactions').
In 2024, $68 million related to loan advances to a third party reinsurer was repaid and $68 million related to reinsurance balances payables due to the third party reinsurer under retrocession agreements was settled and each amount was treated as a non-cash activity in the consolidated statement of cash flows (refer to Note 11 'Debt').
In 2023, $29 million related to a loan advanced to Monarch Point Re (ISA 2023) Ltd. ("Monarch Point Re") was repaid and $29 million related to reinsurance balances payables due to Monarch Point Re under a retrocession agreement was settled and each amount was treated as a non-cash activity in the consolidated statement of cash flows. Further, $7 million related to interest on the loan advanced to Monarch Point Re was received in advance and was treated as a non-cash activity in the consolidated statement of cash flows.
In 2023, $81 million related to loan advances to a third party reinsurer was repaid and was treated as a non-cash activity in the consolidated statement of cash flows. In addition, $79 million related to reinsurance balances payables due to the third party reinsurer under retrocession agreements and $15 million related to ceded losses and loss expenses due from the third party reinsurer under retrocession agreements were settled and each amount was treated as a non-cash activity in the consolidated statement of cash flows. Further, $2 million related to interest on the loan advanced to the third party reinsurer was received in advance and was treated as a non-cash activity in the consolidated statement of cash flows.

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

To facilitate comparison of information across periods, certain reclassifications have been made to prior year amounts to conform to the current year's presentation. At September 30, 2024, the Company presented loan advances made in 2023 separately in the consolidated statements of cash flows. These loan advances made were included in other assets, insurance and reinsurance balances payable, net, and reinsurance recoverable on paid losses and loss expenses in the consolidated statements of cash flows in 2023. This presentation was adopted to facilitate comparison to loan advances made in 2024. This reclassification did not impact results of operations, financial condition or liquidity.
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

The following tables present the underwriting results of the Company's reportable segments, as well as the carrying amounts of allocated goodwill and intangible assets:

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    SEGMENT INFORMATION (CONTINUED)

	2024			2023
Three months ended and at September 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$1,526,676	$409,226	$1,935,902	$1,457,624	$448,254	$1,905,878
Net premiums written	975,911	260,074	1,235,985	885,252	90,105	975,357
Net premiums earned	1,023,851	342,850	1,366,701	885,714	436,850	1,322,564
Other insurance related income (loss)	93	6,745	6,838	(22)	10,366	10,344
Net losses and loss expenses	(602,654)	(229,218)	(831,872)	(491,368)	(292,572)	(783,940)
Acquisition costs	(203,255)	(71,680)	(274,935)	(169,384)	(94,005)	(263,389)
Underwriting-related general and administrative expenses	(119,249)	(12,333)	(131,582)	(120,330)	(18,271)	(138,601)
Underwriting income	$98,786	$36,364	135,150	$104,610	$42,368	146,978

Net investment income			205,100			154,201
Net investment gains (losses)			32,182			(53,114)
Corporate expenses			(33,621)			(40,682)
Foreign exchange (losses) gains			(92,204)			50,570
Interest expense and financing costs			(16,849)			(16,445)
Reorganization expenses			—			(28,997)
Amortization of intangible assets			(2,729)			(2,729)
Income before income taxes and interest in income of equity method investments			227,029			209,782
Income tax (expense) benefit			(47,922)			(24,624)
Interest in income of equity method investments			1,621			2,940
Net income			180,728			188,098
Preferred share dividends			7,563			7,563
Net income available to common shareholders			$173,165			$180,535

Net losses and loss expenses ratio	58.9%	66.9%	60.9%	55.5%	67.0%	59.3%
Acquisition cost ratio	19.9%	20.9%	20.1%	19.1%	21.5%	19.9%
General and administrative expense ratio	11.6%	3.6%	12.1%	13.6%	4.2%	13.5%
Combined ratio	90.4%	91.4%	93.1%	88.2%	92.7%	92.7%

Goodwill and intangible assets	$279,497	$—	$279,497	$290,413	$—	$290,413

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    SEGMENT INFORMATION (CONTINUED)

	2024			2023
Nine months ended and at September 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$4,915,247	$2,115,317	$7,030,564	$4,557,386	$2,014,846	$6,572,232
Net premiums written	3,192,462	1,339,340	4,531,802	2,788,849	1,241,221	4,030,070
Net premiums earned	2,900,011	1,029,210	3,929,221	2,544,920	1,273,588	3,818,508
Other insurance related income	53	23,651	23,704	90	16,354	16,444
Net losses and loss expenses	(1,642,110)	(684,422)	(2,326,532)	(1,398,486)	(842,354)	(2,240,840)
Acquisition costs	(567,310)	(226,970)	(794,280)	(473,413)	(273,614)	(747,027)
Underwriting-related general and administrative expenses	(353,230)	(36,913)	(390,143)	(350,494)	(61,757)	(412,251)
Underwriting income	$337,414	$104,556	441,970	$322,617	$112,217	434,834

Net investment income			563,458			424,802
Net investment gains (losses)			(30,503)			(97,671)
Corporate expenses			(86,873)			(102,345)
Foreign exchange (losses) gains			(61,268)			11,755
Interest expense and financing costs			(51,005)			(50,077)
Reorganization expenses			(26,312)			(28,997)
Amortization of intangible assets			(8,188)			(8,188)
Income before income taxes and interest in income of equity method investments			741,279			584,113
Income tax (expense) benefit			36,185			(68,078)
Interest in income of equity method investments			10,689			2,835
Net income			788,153			518,870
Preferred share dividends			22,688			22,688
Net income available to common shareholders			$765,465			$496,182

Net losses and loss expenses ratio	56.6%	66.5%	59.2%	55.0%	66.1%	58.7%
Acquisition cost ratio	19.6%	22.1%	20.2%	18.6%	21.5%	19.6%
General and administrative expense ratio	12.2%	3.5%	12.2%	13.7%	4.9%	13.4%
Combined ratio	88.4%	92.1%	91.6%	87.3%	92.5%	91.7%

Goodwill and intangible assets	$279,497	$—	$279,497	$290,413	$—	$290,413

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    INVESTMENTS
a)     Fixed Maturities, Available for Sale

The following table provides the amortized cost and fair values of the Company's fixed maturities classified as available for sale:

	Amortized cost	Allowance for expected credit losses	Gross unrealized gains	Gross unrealized losses	Fair value

At September 30, 2024
Available for sale
U.S. government and agency	$2,793,879	$—	$37,888	$(20,967)	$2,810,800
Non-U.S. government	798,756	(17)	25,806	(7,914)	816,631
Corporate debt	5,740,096	(4,164)	111,523	(124,069)	5,723,386
Agency RMBS(1)	1,764,991	—	29,026	(46,954)	1,747,063
CMBS(2)	839,795	—	3,553	(32,591)	810,757
Non-agency RMBS	132,009	(190)	1,128	(8,502)	124,445
ABS(3)	1,582,069	(51)	11,689	(8,605)	1,585,102
Municipals(4)	155,197	—	1,138	(6,326)	150,009
Total fixed maturities, available for sale	$13,806,792	$(4,422)	$221,751	$(255,928)	$13,768,193

At December 31, 2023
Available for sale
U.S. government and agency	$3,049,445	$—	$13,211	$(55,128)	$3,007,528
Non-U.S. government	729,761	(30)	13,089	(18,861)	723,959
Corporate debt	4,651,654	(10,438)	49,434	(216,478)	4,474,172
Agency RMBS(1)	1,706,204	—	11,495	(83,038)	1,634,661
CMBS(2)	897,553	—	551	(58,408)	839,696
Non-agency RMBS	165,910	(194)	713	(13,033)	153,396
ABS(3)	1,265,187	(50)	2,855	(25,021)	1,242,971
Municipals(4)	168,540	(47)	414	(10,548)	158,359
Total fixed maturities, available for sale	$12,634,254	$(10,759)	$91,762	$(480,515)	$12,234,742

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

The table below provides the contractual maturities of fixed maturities classified as available for sale:

	Amortized cost	Fair value	% of Total fair value

At September 30, 2024
Maturity
Due in one year or less	$752,064	$748,123	5.5%
Due after one year through five years	6,089,410	6,132,217	44.5%
Due after five years through ten years	2,408,029	2,380,767	17.3%
Due after ten years	238,425	239,719	1.7%
	9,487,928	9,500,826	69.0%
Agency RMBS	1,764,991	1,747,063	12.7%
CMBS	839,795	810,757	5.9%
Non-agency RMBS	132,009	124,445	0.9%
ABS	1,582,069	1,585,102	11.5%
Total	$13,806,792	$13,768,193	100.0%

At December 31, 2023
Maturity
Due in one year or less	$474,557	$463,789	3.6%
Due after one year through five years	5,902,571	5,790,493	47.3%
Due after five years through ten years	2,064,619	1,954,449	16.0%
Due after ten years	157,653	155,287	1.3%
	8,599,400	8,364,018	68.2%
Agency RMBS	1,706,204	1,634,661	13.4%
CMBS	897,553	839,696	6.9%
Non-agency RMBS	165,910	153,396	1.3%
ABS	1,265,187	1,242,971	10.2%
Total	$12,634,254	$12,234,742	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    INVESTMENTS (CONTINUED)
Gross Unrealized Losses

The following table summarizes fixed maturities, available for sale in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

At September 30, 2024
Fixed maturities, available for sale
U.S. government and agency	$427,033	$(20,361)	$259,245	$(606)	$686,278	$(20,967)
Non-U.S. government	150,570	(7,512)	17,874	(402)	168,444	(7,914)
Corporate debt	1,878,476	(117,310)	361,048	(6,759)	2,239,524	(124,069)
Agency RMBS	653,678	(46,088)	113,908	(866)	767,586	(46,954)
CMBS	641,584	(32,567)	9,869	(24)	651,453	(32,591)
Non-agency RMBS	74,745	(8,497)	1,166	(5)	75,911	(8,502)
ABS	209,382	(8,532)	73,236	(73)	282,618	(8,605)
Municipals	117,076	(6,307)	1,474	(19)	118,550	(6,326)
Total fixed maturities, available for sale	$4,152,544	$(247,174)	$837,820	$(8,754)	$4,990,364	$(255,928)

At December 31, 2023
Fixed maturities, available for sale
U.S. government and agency	$846,503	$(42,465)	$867,733	$(12,663)	$1,714,236	$(55,128)
Non-U.S. government	233,038	(18,178)	115,112	(683)	348,150	(18,861)
Corporate debt	2,623,304	(210,512)	240,813	(5,966)	2,864,117	(216,478)
Agency RMBS	778,656	(80,070)	218,606	(2,968)	997,262	(83,038)
CMBS	703,411	(54,856)	75,242	(3,552)	778,653	(58,408)
Non-agency RMBS	98,483	(13,013)	10,017	(20)	108,500	(13,033)
ABS	879,743	(24,747)	83,582	(274)	963,325	(25,021)
Municipals	129,969	(10,156)	6,238	(392)	136,207	(10,548)
Total fixed maturities, available for sale	$6,293,107	$(453,997)	$1,617,343	$(26,518)	$7,910,450	$(480,515)

At September 30, 2024, 2,897 fixed maturities (2023: 3,535) were in an unrealized loss position of $256 million (2023: $481 million), of which $9 million (2023: $13 million) was related to securities below investment grade or not rated.

At September 30, 2024, 2,525 fixed maturities (2023: 3,212) had been in a continuous unrealized loss position for twelve months or greater and had a fair value of $4,153 million (2023: $6,293 million).

The unrealized losses of $256 million (2023: $481 million) were due to non-credit factors and were expected to be recovered as the related securities approach maturity.

At September 30, 2024, the Company did not intend to sell the securities in an unrealized loss position and it is more likely than not that the Company will not be required to sell these securities before the anticipated recovery of their amortized costs.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    INVESTMENTS (CONTINUED)
b)     Fixed Maturities, Held to Maturity
The following table provides the amortized cost and fair values of the Company's fixed maturities classified as held to maturity:

	Amortized cost	Allowance for expected credit losses	Net carrying value	Gross unrealized gains	Gross unrealized losses	Fair value

At September 30, 2024
Held to maturity
Corporate debt	$123,992	$—	$123,992	$1,654	$(6,327)	$119,319
ABS(1)	379,784	—	379,784	566	(131)	380,219
Total fixed maturities, held to maturity	$503,776	$—	$503,776	$2,220	$(6,458)	$499,538

At December 31, 2023
Held to maturity
Corporate debt	$95,200	$—	$95,200	$298	$(8,827)	$86,671
ABS(1)	591,096	—	591,096	5	(1,921)	589,180
Total fixed maturities, held to maturity	$686,296	$—	$686,296	$303	$(10,748)	$675,851

(1)Asset-backed securities ("ABS") include debt tranched securities collateralized primarily by collateralized loan obligations ("CLOs").

At September 30, 2024, fixed maturities, held to maturity of $504 million (2023: $686 million) were presented net of an allowance for expected credit losses of $nil (2023: $nil).

The Company's ABS, held to maturity consist of CLO debt tranched securities. The Company uses a scenario-based approach to review its CLO debt portfolio and reviews subordination levels of these securities to determine their ability to absorb credit losses of the underlying collateral. If losses are forecast to be below the subordination level for a tranche held by the Company, the security is determined not to have a credit loss. At September 30, 2024, the allowance for credit losses expected to be recognized over the life of the Company's ABS, held to maturity was $nil.

To estimate expected credit losses for corporate debt securities, held to maturity, the Company's projected cash flows are primarily driven by assumptions regarding the severity of loss, which is a function of the probability of default and projected recovery rates. The Company's default and recovery rates are based on credit ratings, credit analysis and macroeconomic forecasts. At September 30, 2024, the allowance for credit losses expected to be recognized over the life of the Company's corporate debt, held to maturity was $nil.
Contractual Maturities
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. ABS classified as held to maturity had a carrying value of $380 million (2023: $591 million).
Corporate debt classified as held to maturity with a net carrying value of $28 million (2023: $nil) is due between 1 year and 3 years and corporate debt classified as held to maturity with a net carrying value of $96 million (2023: $95 million) is due between 3 years and 10 years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    INVESTMENTS (CONTINUED)
c)     Equity Securities
The following table provides the cost and fair values of the Company's equity securities:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value

At September 30, 2024
Equity securities
Common stocks	$2,843	$76	$(418)	$2,501
Preferred stocks	5,843	341	(100)	6,084
Exchange-traded funds	188,625	125,072	(473)	313,224
Bond mutual funds	320,779	4,896	(42,650)	283,025
Total equity securities	$518,090	$130,385	$(43,641)	$604,834

At December 31, 2023
Equity securities
Common stocks	$2,843	$101	$(398)	$2,546
Preferred stocks	5,496	218	(113)	5,601
Exchange-traded funds	182,989	105,858	(1,572)	287,275
Bond mutual funds	352,505	4,119	(63,535)	293,089
Total equity securities	$543,833	$110,296	$(65,618)	$588,511

d)     Mortgage Loans

The following table provides details of the Company's mortgage loans, held for investment:

	September 30, 2024		December 31, 2023
	Carrying value	% of Total	Carrying value	% of Total

Mortgage loans, held for investment:
Commercial	$546,953	104%	$616,368	101%
Allowance for expected credit losses	(22,024)	(4%)	(6,220)	(1)%
Total mortgage loans, held for investment	$524,929	100%	$610,148	100%

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

The Company has a high quality commercial mortgage loan portfolio with a weighted average debt service coverage ratio of 1.9x (2023: 1.9x) and a weighted average loan-to-value ratio of 78% (2023: 71%). At September 30, 2024, and 2023, there were no past due amounts associated with the commercial mortgage loans held by the Company.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    INVESTMENTS (CONTINUED)
On a quarterly basis the Company's exposure to commercial mortgage loans in the office sector, which represents 44% (2023: 41%) of the total mortgage loan portfolio, is evaluated for credit losses based on inputs unique to this sector. This assessment utilizes historical credit loss experience adjusted to reflect current conditions and management forecasts. Further, collateral dependent commercial mortgage loans (e.g., when the borrower is experiencing financial difficulty, including when foreclosure is reasonably possible or probable) are evaluated individually for credit losses. The allowance for expected credit losses for a collateral dependent loan is established as the excess of amortized cost over the estimated fair value of the loan's underlying collateral, less selling cost when foreclosure is probable.

Accordingly, any change in estimated credit losses are recognized as a change in the allowance for expected credit losses which is recorded in net investment gains (losses).

At September 30, 2024, the Company's mortgage loan portfolio had an allowance for expected credit loss of $22 million (2023: $6 million).

e)     Other Investments

The following table provides a summary of the Company's other investments, together with additional information relating to the liquidity of each category:

	Fair value		Redemption frequency (if currently eligible)	Redemption notice period

At September 30, 2024
Multi-strategy funds	$24,302	3%	Quarterly	60-90 days
Direct lending funds	174,441	19%	Quarterly(1)	90 days
Private equity funds	314,444	33%	n/a	n/a
Real estate funds	310,130	33%	Quarterly(2), Annually(3)	45-90 days
CLO-Equities	4,133	—%	n/a	n/a
Other privately held investments	112,284	12%	n/a	n/a
Total other investments	$939,734	100%

At December 31, 2023
Multi-strategy funds	$24,619	3%	Quarterly	60-90 days
Direct lending funds	192,270	20%	Quarterly(1)	90 days
Private equity funds	301,712	32%	n/a	n/a
Real estate funds	317,325	33%	Quarterly(2), Annually(3)	45-90 days
CLO-Equities	5,300	1%	n/a	n/a
Other privately held investments	108,187	11%	n/a	n/a
Total other investments	$949,413	100%

n/a - not applicable
(1) Applies to one fund with a fair value of $4 million (2023: $17 million).
(2) Applies to one fund with a fair value of $54 million (2023: $66 million).
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

During the nine months ended September 30, 2024 and 2023, neither of these restrictions impacted the Company's redemption requests. At September 30, 2024, there were no multi-strategy fund holdings (2023: $nil) where the Company is still within the lockup period.

At September 30, 2024, the Company had $28 million (2023: $28 million) of unfunded commitments as a limited partner in multi-strategy hedge funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until after the completion of the funds' investment term. These funds have investment terms ranging from two years to the dissolution of the underlying fund.

At September 30, 2024, the Company had $259 million (2023: $192 million) of unfunded commitments as a limited partner in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from four to ten years and the General Partners of certain funds have the option to extend the term by up to three years.

At September 30, 2024, the Company had $117 million (2023: $145 million) of unfunded commitments as a limited partner in private equity funds. The life of the funds is subject to the dissolution of the underlying funds. The Company expects the overall holding period to be over six years.
At September 30, 2024, the Company had $95 million (2023: $107 million) of unfunded commitments as a limited partner in real estate funds. These funds include an open-ended fund and funds with investment terms ranging from two years to the dissolution of the underlying fund.
At September 30, 2024, the Company had $23 million (2023: $30 million) of unfunded commitments as a limited partner in three private company investment funds focusing on financial services technology companies with an emphasis on insurance technology companies ("private company investment funds"). Two of these funds have investment terms of 5 years and one fund has an investment term of 10 years.

f)     Equity Method Investments

During 2023, the Company paid $22 million to acquire 18% of the common equity of Monarch Point Re (ISAC) Ltd. and Monarch Point Re (ISA 2023) Ltd., a collateralized reinsurance company formed under the laws of Bermuda as an incorporated segregated accounts company under the Incorporated Segregated Accounts Companies Act 2019, as amended (the "ISAC Act"). During 2024, the Company paid $12 million to acquire 18% of the common equity of Monarch Point Re (ISA 2024) Ltd., (Monarch Point Re (ISAC) Ltd., Monarch Point Re (ISA 2023) Ltd. and Monarch Point Re (ISA 2024) Ltd., individually or collectively "Monarch Point Re").

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

The Company also invests in limited partnerships which represent 76% of the Company's other investments. The investments in limited partnerships include multi-strategy funds, direct lending funds, private equity funds, real estate funds and CLO equity tranched securities, which are variable interests issued by VIEs (refer to Note 4(e) 'Other Investments').

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

h)     Net Investment Income

Net investment income was derived from the following sources:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Fixed maturities	$163,002	$133,006	$456,421	$375,659
Other investments	19,594	312	39,569	(4,543)
Equity securities	3,529	3,050	9,348	8,495
Mortgage loans	8,175	8,892	26,412	26,158
Cash and cash equivalents	14,402	14,465	41,796	35,638
Short-term investments	3,919	2,195	11,148	5,984
Gross investment income	212,621	161,920	584,694	447,391
Investment expenses	(7,521)	(7,719)	(21,236)	(22,589)
Net investment income	$205,100	$154,201	$563,458	$424,802

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    INVESTMENTS (CONTINUED)
i)     Net Investment Gains (Losses)

The following table provides an analysis of net investment gains (losses):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Gross realized investment gains
Fixed maturities and short-term investments	$22,649	$4,143	$43,232	$27,973
Equity securities	1,667	8,433	32,292	9,968
Gross realized investment gains	24,316	12,576	75,524	37,941
Gross realized investment losses
Fixed maturities and short-term investments	(22,589)	(31,390)	(119,108)	(128,733)
Equity securities	(7,539)	(4)	(15,251)	(400)
Mortgage loans	(4,275)	—	(4,275)	—
Gross realized investment losses	(34,403)	(31,394)	(138,634)	(129,133)
(Increase) decrease in allowance for expected credit losses, fixed maturities, available for sale	209	1,618	6,338	2,800
(Increase) decrease in allowance for expected credit losses, mortgage loans	(1,343)	(541)	(15,771)	(4,179)
Impairment losses(1)	(14)	(41)	(178)	(9,124)
Change in fair value of investment derivatives(2)	(870)	1,692	153	218
Net unrealized gains (losses) on equity securities	44,287	(37,024)	42,065	3,806
Net investment gains (losses)	$32,182	$(53,114)	$(30,503)	$(97,671)

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
(2) Refer to Note 6 'Derivative Instruments'.

The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Balance at beginning of period	$4,631	$10,551	$10,759	$11,733
Expected credit losses on securities where credit losses were not previously recognized	325	21	604	4,376
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	(451)	708	(1,858)	404
Impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—	—	—
Securities sold/redeemed/matured	(83)	(2,347)	(5,083)	(7,580)
Balance at end of period	$4,422	$8,933	$4,422	$8,933

j)    Reverse Repurchase Agreements

At September 30, 2024, the Company held $26 million (2023: $12 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents in the Company's consolidated balance sheets. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, the Company receives principal and interest income. The Company monitors the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.    FAIR VALUE MEASUREMENTS (CONTINUED)
The tables below present the financial instruments measured at fair value on a recurring basis for the periods indicated:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At September 30, 2024
Assets
Fixed maturities, available for sale
U.S. government and agency	$2,764,921	$45,879	$—	$—	$2,810,800
Non-U.S. government	—	816,631	—	—	816,631
Corporate debt	—	5,589,735	133,651	—	5,723,386
Agency RMBS	—	1,747,063	—	—	1,747,063
CMBS	—	810,757	—	—	810,757
Non-agency RMBS	—	124,445	—	—	124,445
ABS	—	1,585,102	—	—	1,585,102
Municipals	—	150,009	—	—	150,009
	2,764,921	10,869,621	133,651	—	13,768,193
Equity securities
Common stocks	2,501	—	—	—	2,501
Preferred stocks	14	6,070	—	—	6,084
Exchange-traded funds	313,224	—	—	—	313,224
Bond mutual funds	—	283,025	—	—	283,025
	315,739	289,095	—	—	604,834
Other investments
Multi-strategy funds	—	—	—	24,302	24,302
Direct lending funds	—	—	—	174,441	174,441
Private equity funds	—	—	—	314,444	314,444
Real estate funds	—	—	—	310,130	310,130
CLO-Equities	—	—	4,133	—	4,133
Other privately held investments	—	—	84,397	27,887	112,284
	—	—	88,530	851,204	939,734
Short-term investments	—	127,867	—	—	127,867
Other assets
Derivative instruments (refer to Note 6)	—	1,109	—	—	1,109
Total Assets	$3,080,660	$11,287,692	$222,181	$851,204	$15,441,737
Liabilities
Derivative instruments (refer to Note 6)	$—	$3,953	$—	$—	$3,953
Total Liabilities	$—	$3,953	$—	$—	$3,953

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.    FAIR VALUE MEASUREMENTS (CONTINUED)

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At December 31, 2023
Assets
Fixed maturities, available for sale
U.S. government and agency	$2,989,612	$17,916	$—	$—	$3,007,528
Non-U.S. government	—	723,959	—	—	723,959
Corporate debt	—	4,338,419	135,753	—	4,474,172
Agency RMBS	—	1,634,661	—	—	1,634,661
CMBS	—	839,696	—	—	839,696
Non-agency RMBS	—	153,396	—	—	153,396
ABS	—	1,242,971	—	—	1,242,971
Municipals	—	158,359	—	—	158,359
	2,989,612	9,109,377	135,753	—	12,234,742
Equity securities
Common stocks	2,546	—	—	—	2,546
Preferred stocks	1	5,600	—	—	5,601
Exchange-traded funds	287,275	—	—	—	287,275
Bond mutual funds	—	293,089	—	—	293,089
	289,822	298,689	—	—	588,511
Other investments
Multi-strategy funds	—	—	—	24,619	24,619
Direct lending funds	—	—	—	192,270	192,270
Private equity funds	—	—	—	301,712	301,712
Real estate funds	—	—	—	317,325	317,325
CLO-Equities	—	—	5,300	—	5,300
Other privately held investments	—	—	87,289	20,898	108,187
	—	—	92,589	856,824	949,413
Short-term investments	—	17,216	—	—	17,216
Other assets
Derivative instruments (refer to Note 6)	—	4,424	—	—	4,424
Total Assets	$3,279,434	$9,429,706	$228,342	$856,824	$13,794,306
Liabilities
Derivative instruments (refer to Note 6)	$—	$10,165	$—	$—	$10,165
Total Liabilities	$—	$10,165	$—	$—	$10,165

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.    FAIR VALUE MEASUREMENTS (CONTINUED)
The following table quantifies the significant unobservable inputs used in estimating fair values at September 30, 2024 of investments classified as Level 3 in the fair value hierarchy:

	Asset fair value	Valuation technique	Unobservable input	Amount / Range	Weighted average

Other investments - CLO-Equities	$4,133	Discounted cash flow	Default rate	4.5%	4.5%
			Loss severity rate	50.0%	50.0%
			Collateral spread	3.0%	3.0%
			Estimated maturity date	4 years	4 years

Other investments - Other privately held investments	$15,472	Discounted cash flow	Discount rate	6.3%	6.3%
			Default rate	0.5%	0.5%
			Loss absorption yield	1.0%	1.0%
			Estimated maturity date	0-1 year	1 year

Note: Fixed maturities of $134 million that are classified as Level 3 are excluded from the above table as these securities are priced using broker-dealer quotes. In addition, other privately held investments of $69 million that are classified as Level 3 are excluded from the above table as these investments are priced using capital statements received from investee companies.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.    FAIR VALUE MEASUREMENTS (CONTINUED)
The following table presents changes in Level 3 for financial instruments measured at fair value on a recurring basis:

	Opening balance	Transfers into Level 3	Transfers out of Level 3	Included in net income(1)	Included in OCI (2)	Purchases	Sales	Settlements/ distributions	Closing balance	Change in unrealized gains/(losses) (3)

Three months ended September 30, 2024
Fixed maturities, available for sale
Corporate debt	$125,009	$—	$—	$—	$2,525	$6,965	$—	$(848)	$133,651	$—
	125,009	—	—	—	2,525	6,965	—	(848)	133,651	—
Other investments
CLO-Equities	4,498	—	—	—	—	—	—	(365)	4,133	—
Other privately held investments	85,288	—	—	(891)	—	—	—	—	84,397	(891)
	89,786	—	—	(891)	—	—	—	(365)	88,530	(891)
Total assets	$214,795	$—	$—	$(891)	$2,525	$6,965	$—	$(1,213)	$222,181	$(891)

Nine months ended September 30, 2024
Fixed maturities, available for sale
Corporate debt	$135,753	$—	$—	$(1,347)	$3,547	$19,436	$(165)	$(23,573)	$133,651	$—
	135,753	—	—	(1,347)	3,547	19,436	(165)	(23,573)	133,651	—
Other investments
CLO-Equities	5,300	—	—	—	—	—	—	(1,167)	4,133	—
Other privately held investments	87,289	—	(6,899)	1,191	—	7,238	—	(4,422)	84,397	1,191
	92,589	—	(6,899)	1,191	—	7,238	—	(5,589)	88,530	1,191
Total assets	$228,342	$—	$(6,899)	$(156)	$3,547	$26,674	$(165)	$(29,162)	$222,181	$1,191

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

Transfers into Level 3 from Level 2

There were no transfers into Level 3 from Level 2 during the three and nine months ended September 30, 2024 and 2023.

Transfers out of Level 3 into Level 2

There were no transfers out of Level 3 into Level 2 during the three and nine months ended September 30, 2024 and 2023.

Other Transfers out of Level 3
During the nine months ended September 30, 2024, one private company investment fund included in other privately held investments in the consolidated balance sheets was transferred from Level 3 to the NAV practical expedient.

During the nine months ended September 30, 2023, two early-stage venture capital funds included in other privately held investments in the consolidated balance sheets were transferred from Level 3 to the NAV practical expedient. In addition, the Company's investment in Monarch Point Re was transferred from Level 3 to Equity method investments.

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

For multi-strategy funds, direct lending funds, private equity funds, real estate funds and private company investment funds, valuation statements are typically released on a reporting lag. Therefore, the Company estimates the fair value of these funds by starting with the most recent fund valuations and adjusting for capital calls, redemptions, drawdowns and distributions. Return estimates are not available from the relevant fund managers for these funds, therefore the Company typically has a reporting lag in its fair value measurements of these funds. At September 30, 2024 and December 31, 2023 all funds measured at fair value using NAVs are reported generally on a one quarter lag.

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
At September 30, 2024, the carrying values of cash and cash equivalents including restricted amounts, accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated fair values due to their short maturities. As these financial instruments are not actively traded, their fair values are classified as Level 2.

At September 30, 2024, the Company's fixed maturities, held to maturity, were recorded at amortized cost with a carrying value of $504 million (2023: $686 million) and a fair value of $500 million (2023: $676 million). The fair values of these securities are determined using a model which uses prepayment speeds and spreads sourced primarily from the new issue market. As the significant inputs used to price these securities are observable market inputs, their fair values are classified as Level 2.

At September 30, 2024, the carrying value of mortgage loans, held for investment, approximated fair value. The fair values of mortgage loans are primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk or are determined from pricing for similar loans. As mortgage loans are not actively traded, their fair values are classified as Level 3.

At September 30, 2024, the Company's debt was recorded at amortized cost with a carrying value of $1,315 million (2023: $1,314 million) and a fair value of $1,276 million (2023: $1,198 million). The fair value of the Company's debt is based on prices obtained from a third-party pricing service and is determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As the yields for the risk-free yield curve and the spreads are observable market inputs, the fair value of this debt is classified as Level 2.

At September 30, 2024, Federal Home Loan Bank advances were recorded at amortized cost with a carrying value of $76 million (2023: $86 million) and a fair value of $76 million (2023: $86 million). As these advances are not actively traded, their fair values are classified as Level 2.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    DERIVATIVE INSTRUMENTS

The following table provides the balance sheet classifications of derivatives recorded at fair value:

	September 30, 2024			December 31, 2023
	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)

Relating to investment portfolio:
Foreign exchange forward contracts	$66,668	$37	$106	$49,307	$66	$274
Relating to underwriting portfolio:
Foreign exchange forward contracts	1,373,176	1,072	3,847	1,347,559	4,358	9,891
Total derivatives		$1,109	$3,953		$4,424	$10,165

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

The following table provides a reconciliation of gross derivative assets and liabilities to the net amounts presented in the consolidated balance sheets, with the difference being attributable to the impact of master netting agreements:

	September 30, 2024			December 31, 2023
	Gross amounts	Gross amounts offset	Net amounts(1)	Gross amounts	Gross amounts offset	Net amounts(1)

Derivative assets	$4,087	$(2,978)	$1,109	$8,708	$(4,284)	$4,424
Derivative liabilities	$6,931	$(2,978)	$3,953	$14,449	$(4,284)	$10,165

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

The following table provides the total unrealized and realized gains (losses) recognized in net income (loss) for derivatives not designated as hedges:

	Consolidated statement of operations line item that includes gain (loss) recognized in net income (loss)	Three months ended September 30,		Nine months ended September 30,
		2024	2023	2024	2023

Relating to investment portfolio:
Foreign exchange forward contracts	Net investment gains (losses)	$(870)	$1,692	$153	$218
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange (losses) gains	6,906	(7,208)	7,987	1,030
Total		$6,036	$(5,516)	$8,140	$1,248

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.    RESERVE FOR LOSSES AND LOSS EXPENSES
Reserve Roll-Forward

The following table presents a reconciliation of the Company's beginning and ending gross reserve for losses and loss expenses and net reserve for unpaid losses and loss expenses:

	Nine months ended September 30,
	2024	2023

Gross reserve for losses and loss expenses, beginning of period	$16,434,018	$15,168,863
Less reinsurance recoverable on unpaid losses and loss expenses, beginning of period	(6,323,083)	(5,831,172)
Net reserve for unpaid losses and loss expenses, beginning of period	10,110,935	9,337,691

Net incurred losses and loss expenses related to:
Current year	2,334,543	2,253,958
Prior years	(8,011)	(13,118)
	2,326,532	2,240,840

Net paid losses and loss expenses related to:
Current year	(308,581)	(272,260)
Prior years	(1,769,278)	(1,730,640)
	(2,077,859)	(2,002,900)

Foreign exchange and other	124,792	(51,902)

Net reserve for unpaid losses and loss expenses, end of period	10,484,400	9,523,729
Reinsurance recoverable on unpaid losses and loss expenses, end of period	6,810,929	6,031,527
Gross reserve for losses and loss expenses, end of period	$17,295,329	$15,555,256

On September 22, 2023, the Company entered into a retrocession reinsurance agreement with a third-party reinsurer which was deemed to have met the established criteria for retroactive reinsurance accounting. At September 30, 2023, foreign exchange and other included an increase in reinsurance recoverable on unpaid losses of $76 million related to this transaction (refer to Note 4(f) 'Equity Method Investments' and Note 5 'Fair Value Measurements').

Estimates for Significant Catastrophe Events

At September 30, 2024, net reserves for losses and loss expenses included estimated amounts for numerous catastrophe events. The magnitude and complexity of losses arising from certain of these events inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at estimated net reserves for losses and loss expenses. These events include Hurricane Helene, Hurricane Ian, Winter Storm Elliot, June European Convective Storms, the Russia-Ukraine war and the COVID-19 pandemic. As a result, actual losses for these events may ultimately differ materially from current estimates. During the nine months ended September 30, 2024, the Company recognized catastrophe and weather-related losses, net of reinsurance, of $145 million (2023: $112 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
Prior Year Reserve Development

The Company's net prior year reserve development arises from changes to estimates of losses and loss expenses related to loss events that occurred in previous calendar years. The following table presents net prior year reserve development by segment:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)

Insurance	$4,009	$1,609	$4,008	$5,433
Reinsurance	4,003	1,153	4,003	7,685
Total	$8,012	$2,762	$8,011	$13,118

The following sections provide further details on net prior year reserve development by segment, line of business and accident year:

Insurance Segment:

Prior year reserve development by line of business was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)

Property	$2,043	$(10,068)	$10,053	$(4,376)
Accident and health	1,966	(5,213)	1,966	(5,765)
Marine and aviation	—	19,472	(8,011)	35,374
Cyber	—	10,869	—	19,997
Professional lines	—	(4,383)	—	(20,475)
Credit and political risk	—	3,374	—	16,323
Liability	—	(12,442)	—	(35,645)
Total	$4,009	$1,609	$4,008	$5,433

2024
For the three months ended September 30, 2024, net favorable prior year reserve development of $4 million was recognized.
2023
For the three months ended September 30, 2023, the Company recognized $2 million of net favorable prior year reserve development, the principal components of which were:
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
2024
For the nine months ended September 30, 2024, net favorable prior year reserve development of $4 million was recognized, the principal components of which were:
•$10 million of net favorable prior year reserve development on property business primarily due to better than expected loss emergence mainly related to the 2021 and 2022 accident years.
•$8 million of net adverse prior year reserve development on marine and aviation business primarily due to an increase in the loss estimate attributable to a specific large claim related to the 2019 accident year.
2023
For the nine months ended September 30, 2023, the Company recognized $5 million of net favorable prior year reserve development, the principal components of which were:
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
Reinsurance Segment:
Prior year reserve development by line of business was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)

Accident and health	$—	$5,842	$—	$20,115
Agriculture	—	729	—	14,741
Marine and aviation	—	3,576	—	8,523
Professional lines	—	(9,044)	—	(22,772)
Credit and surety	4,003	9,625	4,003	8,498
Motor	—	(1,302)	—	(23,248)
Liability	—	(15,222)	—	(55,092)
Run-off lines
Catastrophe	—	1,436	—	39,982
Property	—	3,421	—	12,568
Engineering	—	2,092	—	4,370
Total run-off lines	—	6,949	—	56,920
Total	$4,003	$1,153	$4,003	$7,685

2024
For the three months ended September 30, 2024, net favorable prior year reserve development of $4 million was recognized.
2023
For the three months ended September 30, 2023, the Company recognized $1 million of net favorable prior year reserve development, the principal components of which were:
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
2024
For the nine months ended September 30, 2024, net favorable prior year reserve development of $4 million was recognized.
2023
For the nine months ended September 30, 2023, the Company recognized $8 million of net favorable prior year reserve development, the principal components of which were:
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
•$23 million of net adverse prior year reserve development on professional lines business primarily due to reserve strengthening within the U.S. proportional book of business mainly related to the 2015 through 2018 accident years, and reserve strengthening attributable to two cedants within the U.S. proportional book of business related to 2019 and older accident years.
Run-off lines
•$40 million of net favorable prior year development on catastrophe business primarily due to better than expected loss emergence.
•$13 million of net favorable prior year development on property business primarily due to better than expected loss emergence mainly related to catastrophe events.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.    EARNINGS PER COMMON SHARE
The following table presents a comparison of earnings per common share and earnings per diluted common share:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Earnings per common share
Net income	$180,728	$188,098	$788,153	$518,870
Less: Preferred share dividends	7,563	7,563	22,688	22,688
Net income available to common shareholders	$173,165	$180,535	$765,465	$496,182
Weighted average common shares outstanding	83,936	85,223	84,428	85,099
Earnings per common share	$2.06	$2.12	$9.07	$5.83

Earnings per diluted common share
Net income available to common shareholders	$173,165	$180,535	$765,465	$496,182

Weighted average common shares outstanding	83,936	85,223	84,428	85,099
Share-based compensation plans	1,064	885	910	828
Weighted average diluted common shares outstanding	85,000	86,108	85,338	85,927

Earnings per diluted common share	$2.04	$2.10	$8.97	$5.77

Weighted average anti-dilutive shares excluded from the dilutive computation	6	58	253	533

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.    SHARE-BASED COMPENSATION (CONTINUED)
Valuation assumptions

Performance Restricted Stock Units granted in 2024 and 2023 with a market condition

The fair value of these performance restricted stock units was measured on the grant date using a Monte Carlo simulation model.

The following table provides details of the significant inputs used in the Monte Carlo simulation model:

Nine months ended September 30,	2024	2023 (1)	2023 (2)	2023 (3)

Expected volatility	26.00%	36.24%	29.30%	30.05%
Expected term (in years)	3.0	3.0	1.0	3.0
Expected dividend yield	n/a	n/a	n/a	n/a
Risk-free interest rate	4.06%	3.79%	4.61%	3.39%

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

The following table provides an activity summary of the Company's share-settled restricted stock units for the nine months ended September 30, 2024:

	Share-Settled Performance Restricted Stock Units		Share-Settled Service Restricted Stock Units
	Number of restricted stock units	Weighted average grant date fair value	Number of restricted stock units	Weighted average grant date fair value

Non-vested restricted stock units - beginning of period	144	$65.69	1,855	$55.21
Granted	104	65.77	728	59.79
Vested	—	—	(732)	54.70
Forfeited	(1)	65.78	(161)	56.49
Non-vested restricted stock units - end of period	247	$65.73	1,690	$57.32

The following table provides additional information related to share-based compensation:

Nine months ended September 30,	2024	2023

Share-based compensation expense	$33,441	$43,516
Tax benefits associated with share-based compensation expense	$6,274	$6,640
Fair value of restricted stock units vested(1)	$44,710	$54,654
Unrecognized share-based compensation expense	$70,073	$76,871
Expected weighted average period associated with the recognition of unrecognized share-based compensation expense	2.5 years	2.5 years

(1) Fair value is based on the closing price of the Company's common shares on the vest date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.    SHAREHOLDERS' EQUITY
The following table presents changes in common shares issued and outstanding:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Shares issued, balance at beginning of period	176,580	176,580	176,580	176,580
Shares issued	—	—	—	—
Total shares issued at end of period	176,580	176,580	176,580	176,580

Treasury shares, balance at beginning of period	(92,401)	(91,364)	(91,294)	(91,912)
Shares repurchased	(542)	(7)	(2,368)	(289)
Shares reissued	12	19	731	849
Total treasury shares at end of period	(92,931)	(91,352)	(92,931)	(91,352)

Total shares outstanding	83,649	85,228	83,649	85,228

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
The following table presents common shares repurchased from shares held in Treasury:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

In the open market:(1)
Total shares	537	—	2,125	—
Total cost	$39,918	$—	$139,886	$—
Average price per share(2)	$74.26	$—	$65.82	$—

From employees:(3)
Total shares	5	7	243	289
Total cost	$387	$373	$14,943	$17,424
Average price per share(2)	$77.65	$54.80	$61.49	$60.19

Total shares repurchased:
Total shares	542	7	2,368	289
Total cost	$40,305	$373	$154,829	$17,424
Average price per share(2)	$74.29	$54.80	$65.38	$60.19

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

Three months ended September 30, 2024
Common shares	$0.44	$—	$0.44
Series E preferred shares	$34.38	$—	$34.38

Three months ended September 30, 2023
Common shares	$0.44	$—	$0.44
Series E preferred shares	$34.38	$—	$34.38
Nine months ended September 30, 2024
Common shares	$1.32	$0.88	$0.44
Series E preferred shares	$103.13	$68.75	$34.38

Nine months ended September 30, 2023
Common shares	$1.32	$0.88	$0.44
Series E preferred shares	$103.13	$68.75	$34.38

11.    DEBT AND FINANCING ARRANGEMENTS
Loan Advances made to a Third Party Reinsurer
At September 30, 2024, loan advances of $68 million (2023: $82 million) were repaid and were treated as a non-cash activity in the consolidated statement of cash flows. The loan balance receivable at September 30, 2024, of $12 million (2023: $80 million) is included in loan advances made in the consolidated balance sheets. At December 31, 2023, the Company had committed to advance a further $26 million to the third party reinsurer. During 2024, the third party reinsurer advised the Company that this advance was no longer required.
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

12.     FEDERAL HOME LOAN BANK ADVANCES

The Company's subsidiaries, AXIS Insurance Company and AXIS Surplus Insurance Company, are members of the Federal Home Loan Bank of Chicago ("FHLB").

At September 30, 2024, the companies had admitted assets of approximately $3 billion (2023: $3 billion) which provides borrowing capacity of up to approximately $787 million (2023: $759 million).

At September 30, 2024, the Company had borrowings under the FHLB program of $76 million (2023: $86 million). On September 11, 2024, the Company repaid borrowings under the FHLB program of $10 million, at their stated maturity.

The FHLB advances have maturities in 2024 and 2025 and interest payable at interest rates between 5.1% and 5.5% (2023: interest rates between 5.5% and 5.7%). The Company incurred interest expense of $1 million (2023: $1 million) for the three months ended September 30, 2024 and $3 million (2023: $3 million) for the nine months ended September 30, 2024. The borrowings under the FHLB program are secured by investments with a fair value of $83 million (2023: $95 million).

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
14.    OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the tax effects allocated to each component of other comprehensive income (loss):

	2024			2023
	Before tax amount	Income tax (expense) benefit	Net of tax amount	Before tax amount	Income tax (expense) benefit	Net of tax amount

Three months ended September 30,
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	$379,332	$(68,820)	$310,512	$(178,537)	$22,486	$(156,051)
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	768	(41)	727	(5,647)	700	(4,947)
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	5,109	(688)	4,421	26,241	(3,223)	23,018
Unrealized gains (losses) arising during the period, net of reclassification adjustment	385,209	(69,549)	315,660	(157,943)	19,963	(137,980)
Foreign currency translation adjustment	2,570	—	2,570	(6,950)	—	(6,950)
Total other comprehensive income (loss), net of tax	$387,779	$(69,549)	$318,230	$(164,893)	$19,963	$(144,930)

Nine months ended September 30,
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	$264,873	$(49,918)	$214,955	$(126,805)	$17,210	$(109,595)
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	122	(2)	120	(1,622)	(8)	(1,630)
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	89,483	(7,276)	82,207	110,518	(10,130)	100,388
Unrealized gains (losses) arising during the period, net of reclassification adjustment	354,478	(57,196)	297,282	(17,909)	7,072	(10,837)
Foreign currency translation adjustment	(8,184)	—	(8,184)	(4,302)	—	(4,302)
Total other comprehensive income (loss), net of tax	$346,294	$(57,196)	$289,098	$(22,211)	$7,072	$(15,139)

The following table presents details of amounts reclassified from accumulated other comprehensive income (loss) ("AOCI") to net income (loss):

		Amount reclassified from AOCI(1)
AOCI Components	Consolidated statement of operations line item that includes reclassification adjustment	Three months ended September 30,		Nine months ended September 30,
		2024	2023	2024	2023

Unrealized gains (losses) on available for sale investments
	Other realized gains (losses)	$(5,095)	$(26,200)	$(89,305)	$(101,394)
	Impairment losses	(14)	(41)	(178)	(9,124)
	Total before tax	(5,109)	(26,241)	(89,483)	(110,518)
	Income tax (expense) benefit	688	3,223	7,276	10,130
	Net of tax	$(4,421)	$(23,018)	$(82,207)	$(100,388)

(1)     Amounts in parentheses are charges to net income (loss).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15.    RELATED PARTY TRANSACTIONS

During 2024, the Company invested an additional $12 million in Monarch Point Re (refer to Note 4 'Investments'), a collateralized reinsurer which is jointly sponsored by the Company and Stone Point.

Loan to Monarch Point Re
During 2024, the Company advanced $215 million (2023: $297 million) to Monarch Point Re. These loans will be repaid in a manner consistent with the timing of amounts due to Monarch Point Re under retrocession agreements. At September 30, 2024, an amount of $169 million (2023: $72 million) was repaid and was treated as a non-cash activity in the consolidated statement of cash flows. These loans are expected to be repaid in full by November 15, 2025. The loan balance receivable at September 30, 2024 of $272 million (2023: $225 million) is included in loan advances made in the consolidated balance sheets. At September 30, 2024, the Company had committed to advance a further $38 million (2023: $16 million) to Monarch Point Re.

Interest on this loan is payable for this period at an interest rate of 5.3% (2023: interest rates between 5.7% and 5.9%) Interest related to this loan of $9 million (2023: $9 million) was received in advance and is included in other liabilities in the consolidated balance sheets.
Harrington Re
During 2018, the Company entered into a quota share retrocessional agreement with Harrington Re which was deemed to have met the established criteria for retroactive reinsurance accounting. During 2024, the Company entered into a reinsurer novation and replacement agreement with Harrington Re and a third party reinsurer with respect to this quota share retrocession contract.

16.    REORGANIZATION EXPENSES

For the three and nine months ended September 30, 2024, reorganization expenses were $nil and $26 million, respectively, primarily related to severance costs attributable to the Company's "How We Work" program which is focused on simplifying the Company’s operating structure.

For the three and nine months ended September 30, 2023, reorganization expenses were $29 million primarily related to impairments of computer software assets and severance costs attributable to the Company's "How We Work" program which is focused on simplifying the Company’s operating structure.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
17.    INCOME TAXES
On December 27, 2023, the Government of Bermuda enacted the Corporate Income Tax Act 2023 (the "Act") which will apply a corporate income tax of 15% for fiscal years beginning on or after January 1, 2025. The Act includes a provision referred to as the economic transition adjustment, which is intended to provide a fair and equitable transition into the tax regime. Pursuant to the Act and subsequently issued guidance, the Company recorded a net deferred tax asset of $nil and $163 million for the three and nine months ended September 30, 2024 which it expects to utilize mainly over a 10-year period. The Company expects to incur increased taxes in Bermuda beginning in 2025.

The following tables provide an analysis of income tax expense (benefit):

Three months ended September 30,	2024	2023

Current income tax expense (benefit)
U.S.	$25,451	$17,879
Europe	9,558	(1,105)
Bermuda	2,486	92
Deferred income tax expense (benefit)
U.S.	4,380	(4,209)
Europe	6,047	11,967
Bermuda	—	—
Total income tax expense (benefit)	$47,922	$24,624

Nine months ended September 30,	2024	2023

Current income tax expense (benefit)
U.S.	$76,744	$52,262
Europe	19,488	7,415
Bermuda	2,486	291
Deferred income tax expense (benefit)
U.S.	2,120	(14,854)
Europe	25,682	22,964
Bermuda	(162,705)	—
Total income tax expense (benefit)	$(36,185)	$68,078

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
17.    INCOME TAXES (CONTINUED)
The following tables present the distribution of income before income taxes between domestic and foreign jurisdictions and a reconciliation of the actual income tax rate to the amount computed by applying the effective tax rate of 0% under Bermuda law to income before income taxes:

Three months ended September 30,	2024	2023

Income before income taxes
Bermuda (domestic)	$6,695	$98,388
Foreign	221,955	114,334
Total income before income taxes	$228,650	$212,722

Reconciliation of effective tax rate (% of income before income taxes)
Expected tax rate	0.0%	0.0%
Foreign taxes at local expected rates:
U.S.	12.7%	6.7%
Europe	7.3%	5.1%
Valuation allowance	(2.8%)	(3.5%)
Bermuda Economic Transition Adjustment	0.0%	0.0%
Other	3.8%	3.3%
Actual tax rate	21.0%	11.6%

Nine months ended September 30,	2024	2023

Income before income taxes
Bermuda (domestic)	$154,014	$262,770
Foreign	597,954	324,178
Total income before income taxes	$751,968	$586,948

Reconciliation of effective tax rate (% of income before income taxes)
Expected tax rate	0.0%	0.0%
Foreign taxes at local expected rates:
U.S.	10.4%	6.4%
Europe	6.0%	5.2%
Valuation allowance	(1.2%)	(1.8%)
Bermuda Economic Transition Adjustment	(21.6%)	0.0%
Other	1.6%	1.8%
Actual tax rate	(4.8%)	11.6%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
18.    SUBSEQUENT EVENTS
In October 2024, Hurricane Milton made landfall on the west coast of Florida. The Company's preliminary pre-tax net loss estimate for this event is in the range of $50 million to $100 million. The impact of this event will be recognized by the Company in the three months ended December 31, 2024.
The Company's loss estimate is based on a top down estimate using various methods and data including industry insured loss estimates, market share analyses and catastrophe modeling analyses, where appropriate.
Due to the nature of this event, including the complexity of loss assessment, factors contributing to the losses and the preliminary nature of the information available to prepare this estimate, actual net losses for this event may be materially different from the Company’s current estimate.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2024 and 2023 and our financial condition at September 30, 2024 and December 31, 2023. This should be read in conjunction with Item 1 'Consolidated Financial Statements' of this report and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023. Unless otherwise noted, tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

THIRD QUARTER 2024 FINANCIAL HIGHLIGHTS

Third Quarter 2024 Consolidated Results of Operations

•Net income available to common shareholders of $173 million, or $2.06 per common share, and $2.04 per diluted common share
•Operating income(1) of $230 million, or $2.71 per diluted common share(1)
•Gross premiums written of $1.9 billion
•Net premiums written of $1.2 billion
•Net premiums earned of $1.4 billion
•Pre-tax catastrophe and weather-related losses, net of reinsurance, of $78 million ($64 million, after-tax), (Insurance: $71 million; Reinsurance: $7 million), or 5.8 points, including $43 million, 3.2 points attributable to Hurricane Helene and Hurricane Beryl, and $2 million, or 0.2 points attributable to the Red Sea Conflict
•Net favorable prior year reserve development of $8 million (Insurance: $4 million; Reinsurance: $4 million)
•Underwriting income(2) of $135 million and combined ratio of 93.1%
•Net investment income of $205 million
•Net investment gains of $32 million
•Foreign exchange losses of $92 million
Third Quarter 2024 Consolidated Financial Condition
•Total cash and investments of $18.1 billion; fixed maturities, short-term investments, and cash and cash equivalents comprise 88% of total cash and investments and have an average credit rating of AA-
•Total assets of $32.7 billion
•Reserve for losses and loss expenses of $17.3 billion and reinsurance recoverable on unpaid and paid losses and loss expenses of $7.3 billion
•Debt of $1.3 billion and debt to total capital ratio(3) of 17.8%
•Total common shares repurchased were 542,000 shares for a total of $40 million, including $40 million repurchased pursuant to our Board-authorized share repurchase program and $0.4 million from employees to satisfy personal withholding tax liabilities that arise on the vesting of share-settled restricted stock units
•Common shareholders’ equity of $5.5 billion; book value per diluted common share of $64.65

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
We provide our clients and distribution partners with a broad range of risk transfer products and services, and strong capacity, backed by excellent financial strength. We manage our portfolio holistically, aiming to construct the optimum portfolio of risks, consistent with our risk appetite and the development of our franchise. We nurture an ethical, entrepreneurial, disciplined and diverse culture that promotes outstanding client service, intelligent risk taking, operating efficiency, corporate citizenship and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a global leader in specialty risks. The execution of our business strategy for the first nine months of 2024 included the following:
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

Overall, the current property and casualty market trends continue to be favorable for specialty insurance and reinsurance carriers. We anticipate market rate change to continue to exceed loss cost trends across the casualty classes but do expect to experience moderate rate erosion in the first party as well as financial lines sectors. Following multiple years of rate increases outpacing loss cost trends across the specialty sector, pricing has moderated in these distinct areas due to the emergence of new capital creating an increase in available capacity. We will continue to lean into sectors, and sub sectors, where premium adequacy metrics remain strong and where we see market dislocations creating opportunity for additional profitable growth.

The wholesale channel continues to experience growth due to market dislocations in the admitted market. We anticipate this continuing throughout 2024 with market opportunities arising predominantly in Specialty and Excess and Surplus lines. We continue to pursue targeted growth opportunities by employing a disciplined underwriting appetite and strategy.
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

How We Work Program

Reorganization expenses of $nil and $26 million for the three and nine months ended September 30, 2024, respectively, primarily related to severance costs attributable to our "How We Work" program which is focused on simplifying the operating structure.
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

CONSOLIDATED RESULTS OF OPERATIONS

	Three months ended September 30,			Nine months ended September 30,
	2024	% Change	2023	2024	% Change	2023

Underwriting revenues:
Gross premiums written	$1,935,902	2%	$1,905,878	$7,030,564	7%	$6,572,232
Net premiums written	1,235,985	27%	975,357	4,531,802	12%	4,030,070
Net premiums earned	1,366,701	3%	1,322,564	3,929,221	3%	3,818,508
Other insurance related income	6,838	(34%)	10,344	23,704	44%	16,444
Underwriting expenses:
Net losses and loss expenses	(831,872)	6%	(783,940)	(2,326,532)	4%	(2,240,840)
Acquisition costs	(274,935)	4%	(263,389)	(794,280)	6%	(747,027)
Underwriting-related general and administrative expenses(1)	(131,582)	(5%)	(138,601)	(390,143)	(5%)	(412,251)
Underwriting income (2)	135,150		146,978	441,970		434,834

Net investment income	205,100	33%	154,201	563,458	33%	424,802
Net investment gains (losses)	32,182	nm	(53,114)	(30,503)	(69%)	(97,671)
Corporate expenses(1)	(33,621)	(17%)	(40,682)	(86,873)	(15%)	(102,345)
Foreign exchange (losses) gains	(92,204)	nm	50,570	(61,268)	nm	11,755
Interest expense and financing costs	(16,849)	2%	(16,445)	(51,005)	2%	(50,077)
Reorganization expenses	—	nm	(28,997)	(26,312)	(9%)	(28,997)
Amortization of intangible assets	(2,729)	—%	(2,729)	(8,188)	—%	(8,188)
Income before income taxes and interest in income of equity method investments	227,029		209,782	741,279		584,113
Income tax (expense) benefit	(47,922)	95%	(24,624)	36,185	nm	(68,078)
Interest in income of equity method investments	1,621	(45%)	2,940	10,689	nm	2,835
Net income	180,728		188,098	788,153		518,870
Preferred share dividends	(7,563)	—%	(7,563)	(22,688)	—%	(22,688)
Net income available to common shareholders	$173,165		$180,535	$765,465		$496,182

nm – not meaningful is defined as a variance greater than +/-100%
(1)Underwriting-related general and administrative expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most comparable GAAP financial measure, also included corporate expenses of $33,621 and $40,682 for the three months ended September 30, 2024 and 2023, respectively, and $86,873 and $102,345 for the nine months ended September 30, 2024 and 2023, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for further details on corporate expenses. Refer also to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures Reconciliation' for further details.
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

Underwriting Revenues

Underwriting revenues by segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2024	% Change	2023	2024	% Change	2023

Gross premiums written:
Insurance	$1,526,676	5%	$1,457,624	$4,915,247	8%	$4,557,386
Reinsurance	409,226	(9%)	448,254	2,115,317	5%	2,014,846
Total gross premiums written	$1,935,902	2%	$1,905,878	$7,030,564	7%	$6,572,232

Percent of gross premiums written ceded
Insurance	36%	(3 pts)	39%	35%	(4 pts)	39%
Reinsurance	36%	(44 pts)	80%	37%	(2 pts)	39%
Total percent of gross premiums written ceded	36%	(13 pts)	49%	36%	(3 pts)	39%

Net premiums written:
Insurance	$975,911	10%	$885,252	$3,192,462	14%	$2,788,849
Reinsurance	260,074	nm	90,105	1,339,340	8%	1,241,221
Total net premiums written	$1,235,985	27%	$975,357	$4,531,802	12%	$4,030,070

Net premiums earned:
Insurance	$1,023,851	16%	$885,714	$2,900,011	14%	$2,544,920
Reinsurance	342,850	(22%)	436,850	1,029,210	(19%)	1,273,588
Total net premiums earned	$1,366,701	3%	$1,322,564	$3,929,221	3%	$3,818,508

nm – not meaningful
Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment' for further details on underwriting revenues.

Combined Ratio

The components of the combined ratio were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2024	% Point Change	2023	2024	% Point Change	2023

Current accident year loss ratio, excluding catastrophe and weather-related losses(1)	55.7%	(0.6)	56.3%	55.7%	(0.4)	56.1%
Catastrophe and weather-related losses ratio(1)	5.8%	2.6	3.2%	3.7%	0.8	2.9%
Current accident year loss ratio(1)	61.5%	2.0	59.5%	59.4%	0.4	59.0%
Prior year reserve development ratio	(0.6%)	(0.4)	(0.2%)	(0.2%)	0.1	(0.3%)
Net losses and loss expenses ratio	60.9%	1.6	59.3%	59.2%	0.5	58.7%
Acquisition cost ratio	20.1%	0.2	19.9%	20.2%	0.6	19.6%
General and administrative expense ratio(2)	12.1%	(1.4)	13.5%	12.2%	(1.2)	13.4%
Combined ratio	93.1%	0.4	92.7%	91.6%	(0.1)	91.7%

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
(2)    The general and administrative expense ratio included corporate expenses not allocated to underwriting segments of 2.5% and 3.1% for the three months ended September 30, 2024 and 2023, respectively, and 2.2% and 2.7% for the nine months ended September 30, 2024 and 2023, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for further details.
Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment' for further details on underwriting expenses.

RESULTS BY SEGMENT

Insurance Segment

Results for the insurance segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2024	% Change	2023	2024	% Change	2023

Revenues:
Gross premiums written	$1,526,676	5%	$1,457,624	$4,915,247	8%	$4,557,386
Net premiums written	975,911	10%	885,252	3,192,462	14%	2,788,849
Net premiums earned	1,023,851	16%	885,714	2,900,011	14%	2,544,920
Other insurance related income (loss)	93	nm	(22)	53	(41%)	90

Expenses:
Current accident year net losses and loss expenses	(606,663)		(492,977)	(1,646,118)		(1,403,919)
Prior year reserve development	4,009		1,609	4,008		5,433
Acquisition costs	(203,255)		(169,384)	(567,310)		(473,413)
Underwriting-related general and administrative expenses	(119,249)		(120,330)	(353,230)		(350,494)

Underwriting income	$98,786		$104,610	$337,414		$322,617

Ratios:		% Point Change			% Point Change
Current accident year loss ratio, excluding catastrophe and weather-related losses	52.3%	0.8	51.5%	52.1%	0.4	51.7%
Catastrophe and weather-related losses ratio	7.0%	2.8	4.2%	4.7%	1.2	3.5%
Current accident year loss ratio	59.3%	3.6	55.7%	56.8%	1.6	55.2%
Prior year reserve development ratio	(0.4%)	(0.2)	(0.2%)	(0.2%)	—	(0.2%)
Net losses and loss expenses ratio	58.9%	3.4	55.5%	56.6%	1.6	55.0%
Acquisition cost ratio	19.9%	0.8	19.1%	19.6%	1.0	18.6%
Underwriting-related general and administrative expense ratio	11.6%	(2.0)	13.6%	12.2%	(1.5)	13.7%
Combined ratio	90.4%	2.2	88.2%	88.4%	1.1	87.3%

nm – not meaningful

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended September 30,					Nine months ended September 30,
	2024		2023		% Change	2024		2023		% Change

Professional lines	$286,108	19%	$285,739	20%	—%	$821,859	17%	$801,757	18%	3%
Property	433,843	28%	395,269	26%	10%	1,553,825	31%	1,310,086	28%	19%
Liability	321,205	21%	316,433	22%	2%	920,473	19%	929,228	20%	(1%)
Cyber	129,543	8%	148,011	10%	(12%)	426,998	9%	482,847	11%	(12%)
Marine and aviation	163,838	11%	169,819	12%	(4%)	645,698	13%	608,396	13%	6%
Accident and health	119,686	8%	88,742	6%	35%	325,534	7%	253,963	6%	28%
Credit and political risk	72,453	5%	53,611	4%	35%	220,860	4%	171,109	4%	29%
Total	$1,526,676	100%	$1,457,624	100%	5%	$4,915,247	100%	$4,557,386	100%	8%

Gross premiums written for the three months ended September 30, 2024 increased by $69 million, or 5%, compared to the three months ended September 30, 2023. The increase was primarily attributable to property, accident and health, credit and political risk, and liability lines, partially offset by decreases in cyber, and marine and aviation lines.

The increases in property lines, and credit and political risk lines were due to new business. The increase in property lines was also due to a higher level of premiums associated with renewed business and increased lines sizes on several programs. The increase in credit and political risk lines was also attributable to the timing of the renewal of a significant program, partially offset by a decrease in business opportunities. The increase in accident and health lines was driven by new pet insurance business and a higher level of premiums associated with renewed pet insurance business. The increase in liability lines was driven by favorable rate change associated with excess casualty business, partially offset by a decrease in primary casualty business attributable to underwriting actions taken to reposition the portfolio.

The decrease in cyber lines was due to a lower level of premiums associated with the cancellation of a significant program, and premium adjustments related to business written on a line slip basis. The decrease in marine and aviation lines was related to lower level of premiums attributable to program business and reduced business opportunities associated with renewable energy projects.

Gross premiums written for the nine months ended September 30, 2024 increased by $358 million, or 8%, compared to the nine months ended September 30, 2023. The increase was primarily attributable to property, accident and health, credit and political risk, marine and aviation, and professional lines, partially offset by decreases in cyber, and liability lines.

The increase in property lines was due to new business, a higher level of premiums associated with renewed business and increased lines sizes on several programs. The increase in accident and health lines was driven by new pet insurance business, partially offset by non-renewals. The increase in credit and political risk lines was attributable to new business, partially offset by non-renewals. The increase in marine and aviation lines was related to premium adjustments associated with marine war business written on a line slip basis, new marine business, and favorable rate changes in marine business as well as aviation business. The increase in professional lines was attributable to higher level of activity in transactional liability business, partially offset by a decrease in U.S. public D&O business reflecting the unattractive pricing environment.

The decrease in cyber lines was due to lower levels of premiums associated with two significant programs, and premium adjustments related to business written on a line slip basis, partially offset by new business. The decrease in liability lines was driven by a decrease in primary casualty business attributable to underwriting actions taken to reposition the portfolio, partially offset by favorable rate change associated with excess casualty business.

Ceded Premiums Written

Ceded premiums written for the three months ended September 30, 2024 was $551 million, or 36%, of gross premiums written, compared to $572 million, or 39%, of gross premiums written for the three months ended September 30, 2023. The decrease in ceded premiums written of $22 million, or 4%, was primarily driven by decreases in cyber, professional lines, and marine and aviation lines, partially offset by an increase in accident and health lines.

The decreases in cyber, and professional lines were due to the restructuring of significant existing quota share treaties. The decrease in cyber lines also reflected the decrease in gross premiums written for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The decrease in marine and aviation lines was attributable to the decrease in gross premiums written for the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

The increase in accident and health lines was driven by a new quota share treaty and the increase in gross premiums written for the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Ceded premiums written for the nine months ended September 30, 2024 was $1,723 million, or 35%, of gross premiums written, compared to $1,769 million, or 39%, of gross premiums written for the nine months ended September 30, 2023. The decrease in ceded premiums written of $46 million, or 3%, was primarily driven by decreases in cyber, and professional lines, partially offset by increases in property, accident and health, credit and political risk, and marine and aviation lines.

The decreases in cyber, and professional lines were due to the restructuring of significant existing quota share treaties. The decrease in cyber lines also reflected the decrease in gross premiums written for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

The increase in property lines reflected the increase in gross premiums written for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, and the restructuring of a significant existing quota share treaty. The increase in accident and health lines was driven by a new quota share treaty and the increase in gross premiums written for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase in credit and political risk lines was due to the increase in gross premiums written for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase in marine and aviation lines was attributable to reinstatement premiums associated with losses and loss expenses for the nine months ended September 30, 2024.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended September 30,					Nine months ended September 30,
	2024		2023		% Change	2024		2023		% Change

Professional lines	$218,087	21%	$192,443	22%	13%	$614,560	21%	$569,358	22%	8%
Property	301,546	30%	228,900	26%	32%	829,209	28%	636,056	24%	30%
Liability	127,285	12%	124,442	14%	2%	372,062	13%	370,180	15%	1%
Cyber	88,292	9%	80,383	9%	10%	257,440	9%	243,925	10%	6%
Marine and aviation	151,001	15%	146,600	17%	3%	450,375	16%	413,334	16%	9%
Accident and health	95,670	9%	83,325	9%	15%	267,628	9%	219,921	9%	22%
Credit and political risk	41,970	4%	29,621	3%	42%	108,737	4%	92,146	4%	18%
Total	$1,023,851	100%	$885,714	100%	16%	$2,900,011	100%	$2,544,920	100%	14%

Net premiums earned for the three months ended September 30, 2024 increased by $138 million, or 16% ($132 million, or 15%, on a constant currency basis(1)), compared to the three months ended September 30, 2023.

(1) Amounts presented on a constant currency basis are non-GAAP financial measures as defined in Item 10 (e) of SEC Regulation S-K. The constant currency basis is calculated by applying the average foreign exchange rate from the current year to the prior year balance.

The increase was primarily driven by increases in gross premiums earned in property, credit and political risk, and accident and health lines, together with decreases in ceded premiums earned in professional lines and cyber lines. These amounts were partially offset by increases in ceded premiums earned in property, and credit and political risk lines.

Net premiums earned for the nine months ended September 30, 2024 increased by $355 million, or 14%, compared to the nine months ended September 30, 2023.

The increase was primarily driven by increases in gross premiums earned in property, marine and aviation, accident and health, and credit and political risk lines, together with decreases in ceded premiums earned in professional lines and cyber lines. These amounts were partially offset by increases in ceded premiums earned in property, marine and aviation, and credit and political risk lines, together with decreases in gross premiums earned in professional lines and cyber lines.

Loss Ratio

The components of the loss ratio were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2024	% Point Change	2023	2024	% Point Change	2023

Current accident year loss ratio	59.3%	3.6	55.7%	56.8%	1.6	55.2%
Prior year reserve development ratio	(0.4%)	(0.2)	(0.2%)	(0.2%)	—	(0.2%)
Loss ratio	58.9%	3.4	55.5%	56.6%	1.6	55.0%

Current Accident Year Loss Ratio

The current accident year loss ratio increased to 59.3% for the three months ended September 30, 2024, from 55.7% for the three months ended September 30, 2023.

The increase in the current accident year loss ratio for the three months ended September 30, 2024, compared to the same period in 2023, was impacted by a higher level of catastrophe and weather-related losses. During the three months ended September 30, 2024, catastrophe and weather-related losses, were $71 million, or 7.0 points, including natural catastrophe and weather-related losses of $69 million or 6.8 points, primarily attributable to Hurricane Helene, Hurricane Beryl, and other weather-related events. The remaining losses of $2 million, or 0.3 points were attributable to the Red Sea Conflict. Comparatively, during the three months ended September 30, 2023, catastrophe and weather-related losses, were $37 million, or 4.2 points, primarily attributable to Maui wildfires, Hurricane Idalia, and other weather-related events.

Adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio increased to 52.3% for the three months ended September 30, 2024, from 51.5% for the three months ended September 30, 2023. The increase was principally due to higher loss ratios in cyber and liability lines consistent with changes in loss assumptions, partially offset by the change in business mix attributable to the increase in property business written in recent periods which is associated with a relatively lower loss ratio, and improved loss experience in property lines.

The current accident year loss ratio increased to 56.8% for the nine months ended September 30, 2024, from 55.2% for the nine months ended September 30, 2023.

The increase in the current accident year loss ratio for the nine months ended September 30, 2024, compared to the same period in 2023, was impacted by a higher level of catastrophe and weather-related losses. During the nine months ended September 30, 2024, catastrophe and weather-related losses, were $136 million, or 4.7 points, including natural catastrophe and weather-related losses of $123 million, or 4.3 points, primarily attributable to Hurricane Helene, Hurricane Beryl, and other weather-related events. The remaining losses of $13 million, or 0.5 points were attributable to the Red Sea Conflict. Comparatively, during the nine months ended September 30, 2023, catastrophe and weather-related losses, were $88 million, or 3.5 points, primarily attributable to the Earthquake in Turkey, Maui wildfires, Cyclone Gabrielle, New Zealand floods, Hurricane Idalia, and other weather-related events.

Adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio increased to 52.1% for the nine months ended September 30, 2024, from 51.7% the nine months ended September 30, 2023. The increase was principally due to higher loss ratios in liability and cyber lines consistent with changes in loss assumptions, partially offset by the change in business mix attributable to the increase in property business written in recent periods which is associated with a relatively lower loss ratio, and improved loss experience in marine and aviation, and property lines.

Prior Year Reserve Development

Refer to Item 1, Note 7 to the Consolidated Financial Statements 'Reserve for losses and loss expenses' for details on prior year reserve development by the lines of business.

Acquisition Cost Ratio

The acquisition cost ratio increased to 19.9% for the three months ended September 30, 2024, from 19.1% for the three months ended September 30, 2023, primarily related to changes in business mix driven by an increase in credit and political risk, and accident and health business written in recent periods which is associated with relatively higher gross variable acquisition costs and a decrease in professional lines business written in recent periods which is associated with relatively lower gross variable acquisition costs.

The acquisition cost ratio increased to 19.6% for the nine months ended September 30, 2024, from 18.6% for the nine months ended September 30, 2023, primarily related to a decrease in ceding commission in professional lines.

Underwriting-Related General and Administrative Expense Ratio

The underwriting-related general and administrative expense ratio decreased to 11.6% for the three months ended September 30, 2024, from 13.6% for the three months ended September 30, 2023, mainly driven by an increase in net premiums earned.

The underwriting-related general and administrative expense ratio decreased to 12.2% for the nine months ended September 30, 2024, from 13.7% for the nine months ended September 30, 2023, mainly driven by an increase in net premiums earned and a decrease in information technology costs, partially offset by an increase in professional fees.

Reinsurance Segment

Results from the reinsurance segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2024	% Change	2023	2024	% Change	2023

Revenues:
Gross premiums written	$409,226	(9%)	$448,254	$2,115,317	5%	$2,014,846
Net premiums written	260,074	nm	90,105	1,339,340	8%	1,241,221
Net premiums earned	342,850	(22%)	436,850	1,029,210	(19%)	1,273,588
Other insurance related income	6,745	(35%)	10,366	23,651	45%	16,354

Expenses:
Current accident year net losses and loss expenses	(233,221)		(293,725)	(688,425)		(850,039)
Prior year reserve development	4,003		1,153	4,003		7,685
Acquisition costs	(71,680)		(94,005)	(226,970)		(273,614)
Underwriting-related general and administrative expenses	(12,333)		(18,271)	(36,913)		(61,757)

Underwriting income	$36,364		$42,368	$104,556		$112,217
Ratios:		% Point Change			% Point Change
Current accident year loss ratio, excluding catastrophe and weather-related losses	66.0%	(0.2)	66.2%	66.0%	1.1	64.9%
Catastrophe and weather-related losses ratio	2.0%	1.0	1.0%	0.9%	(0.9)	1.8%
Current accident year loss ratio	68.0%	0.8	67.2%	66.9%	0.2	66.7%
Prior year reserve development ratio	(1.1%)	(0.9)	(0.2%)	(0.4%)	0.2	(0.6%)
Net losses and loss expenses ratio	66.9%	(0.1)	67.0%	66.5%	0.4	66.1%
Acquisition cost ratio	20.9%	(0.6)	21.5%	22.1%	0.6	21.5%
Underwriting-related general and administrative expense ratio	3.6%	(0.6)	4.2%	3.5%	(1.4)	4.9%
Combined ratio	91.4%	(1.3)	92.7%	92.1%	(0.4)	92.5%

nm – not meaningful

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended September 30,					Nine months ended September 30,
	2024		2023		% Change	2024		2023		% Change

Liability	$132,245	32%	$184,665	41%	(28%)	$520,353	25%	$542,760	27%	(4%)
Accident and health	47,452	12%	64,463	14%	(26%)	390,621	18%	381,144	19%	2%
Professional lines	44,013	11%	42,950	10%	2%	393,846	19%	365,384	18%	8%
Credit and surety	100,352	25%	70,486	16%	42%	352,676	17%	289,153	14%	22%
Motor	35,295	9%	27,113	6%	30%	213,479	10%	194,194	10%	10%
Agriculture	33,265	8%	37,846	8%	(12%)	147,056	7%	127,231	6%	16%
Marine and aviation	11,059	3%	6,954	2%	59%	80,073	4%	59,518	3%	35%
Run-off lines
Catastrophe	1,564	(1%)	6,415	2%	(76%)	7,477	—%	33,590	2%	(78%)
Property	1,800	—%	5,271	1%	(66%)	3,657	—%	18,718	1%	(80%)
Engineering	2,181	1%	2,091	—%	4%	6,079	—%	3,154	—%	93%
Total run-off lines	5,545	—%	13,777	3%	(60%)	17,213	—%	55,462	3%	(69%)
Total	$409,226	100%	$448,254	100%	(9%)	$2,115,317	100%	$2,014,846	100%	5%

Gross premiums written for the three months ended September 30, 2024, decreased by $39 million, or 9% ($36 million, or 8%, on a constant currency basis), compared to the three months ended September 30, 2023. The decrease was primarily attributable to liability, accident and health, catastrophe, agriculture, and property lines, partially offset by increases in credit and surety, motor, and marine and aviation lines.

The decrease in liability lines was related to the restructuring of two significant contracts, negative premium adjustments largely associated with one significant contract in the three months ended September 30, 2024, compared to positive premium adjustments associated with favorable market conditions in three months ended September 30, 2023, together with the timing of renewals of several contracts, partially offset by new business.

The decrease in accident and health lines was due to non-renewals and decreased line sizes on several contracts, together with negative premium adjustments in the three months ended September 30, 2024, compared to positive premium adjustments in three months ended September 30, 2023, partially offset by new business.

The decreases in catastrophe and property lines were attributable to the exit from this line of business in June 2022.

The decrease in agriculture lines was due to the timing of renewals of several contracts, partially offset by new business.

The increase in credit and surety lines was driven by new business and premium adjustments associated with mortgage business.

The increase in motor lines was due to the timing of the renewal of two significant contracts and a higher level of positive premium adjustments associated with favorable market conditions in the three months ended September 30, 2024, compared to a lower level of positive premium adjustments attributable to several contracts in the three months ended September 30, 2023.

The increase in marine and aviation lines was driven by new marine multi-line business.

Gross premiums written for the nine months ended September 30, 2024, increased by $100 million, or 5%, compared to the nine months ended September 30, 2023. The increase was primarily attributable to credit and surety, professional lines, marine and aviation, agriculture, motor, and accident and health lines, partially offset by decreases in catastrophe, liability and property lines.

The increase in credit and surety lines was driven by new business, increased line sizes on surety contracts, premium adjustments associated with mortgage business and a higher level of positive premium adjustments related to several contracts in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

The increase in professional lines was attributable to new cyber business and increased line sizes on a several cyber contracts, partially offset by negative premium adjustments associated with challenging market conditions in the nine months ended September 30, 2024, compared to positive premium adjustments associated with favorable market conditions in the nine months ended September 30, 2023, and non-renewals of several under-performing contracts.

The increase in marine and aviation lines was driven by new marine business.

The increase in agriculture lines was due to new business, partially offset by negative premium adjustments associated with challenging market conditions in the nine months ended September 30, 2024, compared to positive premium adjustments in the nine months ended September 30, 2023.

The increase in motor lines was due to the timing of the renewal of a significant proportional contract and new non-proportional business associated with favorable market conditions, together with the impact of foreign exchange movements, partially offset by non-renewals and decreased line sizes on several proportional contracts associated with repositioning the portfolio.

The increase in accident and health lines was due to new business and positive premium adjustments in the nine months ended September 30, 2024, compared to the negative premium adjustments in the nine months ended September 30, 2023, partially offset by non-renewals and decreased line sizes on several contracts.

The decrease in liability lines was related to non-renewals, the restructuring of several significant contracts, and a lower level of positive premium adjustments in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, partially offset by new business.

The decreases in catastrophe and property lines were attributable to the exit from these lines of business in June 2022.

Ceded Premiums Written

Ceded premiums written for the three months ended September 30, 2024, was $149 million, or 36%, of gross premiums written, compared to $358 million, or 80%, of gross premiums written for the three months ended September 30, 2023. The decrease in ceded premiums written of $209 million, or 58%, was primarily driven by decreases in liability, professional lines, accident and health, motor, credit and surety, and marine and aviation lines.

The decreases in liability, professional lines, accident and health, motor, and credit and surety lines were primarily attributable to premiums ceded to a quota share retrocession agreement entered into with Monarch Point Re (ISA 2024) Ltd. on January 1, 2024 compared to premiums ceded to a quota share retrocession agreement entered into with Monarch Point Re (ISA 2023) Ltd. on September 22, 2023 with an effective date of January 1, 2023. The agreement entered into with Monarch Point Re (ISA 2023) Ltd. met the established criteria for retroactive reinsurance accounting.

The decrease in liability lines also reflected the decrease in gross premiums written in the three months ended September 30, 2024, compared to the three months ended September 30, 2023, and the restructuring of a significant quota share retrocession treaty with a strategic capital partner.

The decrease in credit and surety lines was partially offset by the increase in gross premiums written in the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

The decrease in marine and aviation lines was associated with the non-renewal of an aviation non-proportional retrocession treaty following the exit from this line of business in January 2023.

Ceded premiums written for the nine months ended September 30, 2024, was $776 million, or 37%, of gross premiums written, compared to $774 million, or 39%, of gross premiums written for the nine months ended September 30, 2023. The increase in ceded premiums written of $2 million, or 0.3%, was primarily driven by increases in credit and surety, agriculture, and accident and health lines, largely offset by decreases in liability, professional lines and catastrophe lines.

The increase in credit and surety lines was due to the increase in gross premiums written in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, and the restructuring of a significant quota share retrocession treaty with a strategic capital partner, partially offset by the non-renewal of a significant quota share retrocession treaty.

The increase in agriculture lines was related to premiums ceded to a new whole account quota share retrocessional treaty.

The increase in accident and health lines was due to the increase in gross premiums written in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

The decrease in liability lines was attributable to the restructuring of two significant quota share retrocession treaties with strategic capital partners. The decrease in liability lines also reflected the decrease in gross premiums written in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

The decrease in professional lines was driven by the restructuring of a significant quota share retrocession treaty with a strategic capital partner.

The decrease in catastrophe lines was due to the decrease in gross premiums written in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 following the exit from this line of business in June 2022.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended September 30,					Nine months ended September 30,
	2024		2023		% Change	2024		2023		% Change

Liability	$72,796	21%	$106,489	24%	(32%)	$237,946	23%	$317,006	25%	(25%)
Accident and health	77,460	23%	93,585	21%	(17%)	240,288	23%	265,689	21%	(10%)
Professional lines	43,686	13%	54,590	12%	(20%)	123,308	12%	169,601	13%	(27%)
Credit and surety	56,459	16%	61,717	14%	(9%)	173,558	17%	176,092	14%	(1%)
Motor	28,628	8%	40,373	9%	(29%)	91,749	9%	124,166	10%	(26%)
Agriculture	40,134	12%	39,428	9%	2%	91,101	9%	91,520	7%	—%
Marine and aviation	16,461	5%	17,310	4%	(5%)	48,783	5%	49,436	4%	(1%)
Run-off lines
Catastrophe	2,167	—%	8,923	4%	(76%)	9,595	—%	31,236	2%	(69%)
Property	1,981	1%	10,020	2%	(80%)	6,612	1%	37,327	3%	(82%)
Engineering	3,078	1%	4,415	1%	(30%)	6,270	1%	11,515	1%	(46%)
Total run-off lines	7,226	2%	23,358	7%	(69%)	22,477	2%	80,078	6%	(72%)
Total	$342,850	100%	$436,850	100%	(22%)	$1,029,210	100%	$1,273,588	100%	(19%)

Net premiums earned for the three months ended September 30, 2024, decreased by $94 million or 22% ($90 million, or 21%, on a constant currency basis), compared to the three months ended September 30, 2023.

The decrease was primarily driven by increases in ceded premiums earned in liability, professional lines, credit and surety, accident and health, and motor lines, together with decreases in gross premiums earned in liability, catastrophe, property, and accident and health lines. These amounts were partially offset by increases in gross premiums earned in credit and surety, and professional lines.

Net premiums earned for the nine months ended September 30, 2024, decreased by $244 million, or 19% ($234 million, or 18%, on a constant currency basis), compared to the nine months ended September 30, 2023.

The decrease was primarily driven by increases in ceded premiums earned in liability, professional lines, accident and health, and motor lines, together with decreases in gross premiums earned in catastrophe, property, motor and engineering lines. These amounts were partially offset by a decrease in ceded premiums earned in catastrophe lines, together with an increase in gross premiums earned in accident and health lines.

Other Insurance Related Income (Loss)

Other insurance related income of $7 million for the three months ended September 30, 2024, compared to other insurance related income of $10 million for the three months ended September 30, 2023, was primarily associated with fees related to arrangements with strategic capital partners.

Other insurance related income of $24 million for the nine months ended September 30, 2024, compared to other insurance related income of $16 million for the nine months ended September 30, 2023, was primarily associated with fees related to arrangements with strategic capital partners.

Loss Ratio

The components of the loss ratio were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2024	% Point Change	2023	2024	% Point Change	2023

Current accident year loss ratio	68.0%	0.8	67.2%	66.9%	0.2	66.7%
Prior year reserve development ratio	(1.1%)	(0.9)	(0.2%)	(0.4%)	0.2	(0.6%)
Loss ratio	66.9%	(0.1)	67.0%	66.5%	0.4	66.1%

Current Accident Year Loss Ratio

The current accident year loss ratio increased to 68.0% for the three months ended September 30, 2024, from 67.2% for the three months ended September 30, 2023.

The current accident year loss ratio for three months ended September 30, 2024, compared to the same period in 2023, was impacted by a higher level of catastrophe and weather-related losses. During the three months ended September 30, 2024, catastrophe and weather-related losses, were $7 million, or 2.0 points, primarily attributable to weather-related events. Comparatively, during the three months ended September 30, 2023, catastrophe and weather-related losses, were $5 million, or 1.0 point, primarily attributable to weather-related events.

Adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio of 66.0% for the three months ended September 30, 2024, was comparable to 66.2% for the three months ended September 30, 2023 principally due to the impact of a loss expense related to the retrocession agreement entered into with Monarch Point Re reflected in the prior year, largely offset by changes in business mix attributable to the exit from catastrophe and property lines of business which are associated with relatively lower loss ratios.

The current accident year loss ratio of 66.9% for the nine months ended September 30, 2024, was comparable to the current accident year loss ratio for the nine months ended September 30, 2023 of 66.7%.

The current accident year loss ratio for nine months ended September 30, 2024, compared to the same period in 2023, was impacted by a lower level of catastrophe and weather-related losses. During the nine months ended September 30, 2024, catastrophe and weather-related losses, were $9 million, or 0.9 points, attributable to weather-related events. Comparatively, during the nine months ended September 30, 2023, catastrophe and weather-related losses, were $24 million, or 1.8 points, primarily attributable to Cyclone Gabrielle, and other weather-related events.

Adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio increased to 66.0% for the nine months ended September 30, 2024, from 64.9% for the nine months ended September 30, 2023. The increase was principally due to elevated loss experience in marine and aviation, and engineering lines, partially offset by the impact of the loss expense related to the retrocession agreement entered into with Monarch Point Re reflected in the prior year.

Prior Year Reserve Development

Refer to Item 1, Note 7 to the Consolidated Financial Statements 'Reserve for losses and loss expenses' for details on prior year reserve development by the lines of business.

Acquisition Cost Ratio

The acquisition cost ratio decreased to 20.9% for the three months ended September 30, 2024, from 21.5% for the three months ended September 30, 2023, primarily related to adjustments attributable to loss-sensitive features in accident and health lines, and a decrease in costs associated with changes in business mix within accident and health lines, partially offset by adjustments attributable to loss-sensitive features driven by improved loss performance related to mortgage business in credit and surety lines, and an increase in costs associated with changes in business mix within agriculture lines.

The acquisition cost ratio increased to 22.1% for the nine months ended September 30, 2024, from 21.5% for the nine months ended September 30, 2023, primarily related to adjustments attributable to loss-sensitive features driven by improved loss performance in motor lines in the nine months ended September 30, 2023, partially offset by the impact of changes in business mix on retrocessional contracts driven by increases in credit and surety, and accident and health business written in recent periods, together with a decrease in catastrophe business written in recent periods.

Underwriting-Related General and Administrative Expense Ratio

The underwriting-related general and administrative expense decreased to 3.6% for the three months ended September 30, 2024, from 4.2% for the three months ended September 30, 2023, mainly driven by an increase in fees related to arrangements with strategic capital partners to $13 million for the three months ended September 30, 2024, from $10 million for the three months ended September 30, 2023, partially offset by a decrease in net premiums earned.

The underwriting-related general and administrative expense decreased to 3.5% for the nine months ended September 30, 2024, from 4.9% for the nine months ended September 30, 2023, mainly driven by an increase in fees related to arrangements with strategic capital partners to $40 million for the nine months ended September 30, 2024, from $26 million for the nine months ended September 30, 2023, and a decrease in information technology costs.

NET INVESTMENT INCOME AND NET INVESTMENT GAINS (LOSSES)

Net Investment Income

Net investment income from our cash and investment portfolio by major asset class was as follows:

	Three months ended September 30,			Nine months ended September 30,
	2024	% Change	2023	2024	% Change	2023

Fixed maturities	$163,002	23%	$133,006	$456,421	21%	$375,659
Other investments	19,594	nm	312	39,569	nm	(4,543)
Equity securities	3,529	16%	3,050	9,348	10%	8,495
Mortgage loans	8,175	(8%)	8,892	26,412	1%	26,158
Cash and cash equivalents	14,402	—%	14,465	41,796	17%	35,638
Short-term investments	3,919	79%	2,195	11,148	86%	5,984
Gross investment income	212,621	31%	161,920	584,694	31%	447,391
Investment expense	(7,521)	(3%)	(7,719)	(21,236)	(6%)	(22,589)
Net investment income	$205,100	33%	$154,201	$563,458	33%	$424,802

Pre-tax yield:(1)
Fixed maturities	4.6%		4.0%	4.5%		3.8%

nm - not meaningful
(1) Pre-tax yield is calculated by dividing annualized net investment income by the average month-end amortized cost balances.

Fixed Maturities

Net investment income attributable to fixed maturities for the three and nine months ended September 30, 2024, was $163 million and $456 million, respectively, compared to net investment income attributable to fixed maturities of $133 million and $376 million, respectively, for the three and nine months ended September 30, 2023. The increase for the three and nine months ended September 30, 2024, compared to the same period in 2023, was due to an increase in fixed maturity assets and yields.

Other Investments
Net investment income (loss) from other investments was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Multi-strategy, direct lending, private equity and real estate funds	$19,523	$1,327	$37,004	$1,058
Other privately held investments	42	(1,348)	2,527	(6,861)
CLO-Equities	29	333	38	1,260
Total net investment income (loss) from other investments	$19,594	$312	$39,569	$(4,543)

Pre-tax return on other investments(1)	2.1%	—%	4.2%	(0.5%)

(1)The pre-tax return on other investments is calculated by dividing total net investment income from other investments by the average month-end fair value balances held for the periods indicated.

Net investment income attributable to other investments for the three and nine months ended September 30, 2024, was $20 million and $40 million, respectively, compared to net investment income (loss) attributable to other investments of $0.3 million and $(5) million, respectively, for the three and nine months ended September 30, 2023. The increase for the three months ended September 30, 2024, compared to the same period in 2023, was primarily related to higher returns from direct lending, real estate and private equity funds. The increase for the nine months ended September 30, 2024, compared to the same period in 2023, was primarily related to higher returns from private equity funds, other privately held investments and real estate funds.

Net Investment Gains (Losses)

Net investment gains (losses) were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

On sale of investments:
Fixed maturities and short-term investments	$60	$(27,247)	$(75,876)	$(100,760)
Equity securities	(5,872)	8,429	17,041	9,568
Mortgage loans	(4,275)	—	(4,275)	—
	(10,087)	(18,818)	(63,110)	(91,192)
(Increase) decrease in allowance for expected credit losses, fixed maturities, available for sale	209	1,618	6,338	2,800
(Increase) decrease in allowance for expected credit losses, mortgage loans	(1,343)	(541)	(15,771)	(4,179)
Impairment losses (1)	(14)	(41)	(178)	(9,124)
Change in fair value of investment derivatives	(870)	1,692	153	218
Net unrealized gains (losses) on equity securities	44,287	(37,024)	42,065	3,806
Net investment gains (losses)	$32,182	$(53,114)	$(30,503)	$(97,671)

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

Net investment gains (losses) for the three and nine months ended September 30, 2024 were $32 million and $(31) million, respectively, compared to net investment losses of $53 million and $98 million, respectively, for the three and nine months ended September 30, 2023.

For the three months ended September 30, 2024, the net investment gains were primarily due to net unrealized gains on equity securities, partially offset by net realized losses on the sale of bond mutual funds and mortgage loans. For the three months ended September 30, 2023, the net investment losses were primarily due to net realized losses on the sale of U.S. government and corporate debt securities, and net unrealized losses on equity securities.

For the nine months ended September 30, 2024, the net investment losses were primarily due to net realized losses on the sale of Agency RMBS, U.S. government and corporate debt securities, partially offset by net unrealized gains on equity securities and realized gains on the sale of equity securities. For the nine months ended September 30, 2023, the net investment losses were primarily due to net realized losses on the sale of corporate debt and U.S. government securities.

(Increase) decrease in allowance for expected credit losses, fixed maturities, available for sale

For the nine months ended September 30, 2024, the allowance for expected credit losses decreased by $6 million, primarily related to the sale of securities. Refer to Note 4(i) to the Consolidated Financial Statements 'Investments'.

(Increase) decrease in allowance for expected credit losses, mortgage loans

For the three and nine months ended September 30, 2024, the allowance for expected credit losses increased by $1 million and $16 million, respectively, primarily related to mortgage loans backed by office buildings. Refer to Note 4(d) to the Consolidated Financial Statements 'Investments'.

Change in Fair Value of Investment Derivatives

We economically hedge foreign exchange exposure with derivative contracts.

For the three and nine months ended September 30, 2024, foreign exchange hedges resulted in net losses of $1 million and net gains of $nil, respectively, primarily attributable to securities denominated in euro and pound sterling. For the three and nine months ended September 30, 2023, foreign exchange hedges resulted in net gains of $2 million and $nil, respectively, primarily attributable to securities denominated in euro and pound sterling.

Total Return
Total return on cash and investments was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Net investment income	$205,100	$154,201	$563,458	$424,802
Net investment gains (losses)	32,182	(53,114)	(30,503)	(97,671)
Change in net unrealized gains (losses) on fixed maturities (1)	385,209	(157,943)	354,478	(17,909)
Interest in income (loss) of equity method investments	1,621	2,940	10,689	2,835
Total	$624,112	$(53,916)	$898,122	$312,057

Average cash and investments(2)	$17,768,254	$16,281,540	$17,207,139	$16,057,260

Pre-tax, total return on average cash and investments:
Including investment related foreign exchange movements	3.5%	(0.3%)	5.2%	1.9%
Excluding investment related foreign exchange movements(3)	3.1%	—%	5.0%	2.0%

(1)Change in net unrealized gains (losses) on fixed maturities is calculated by taking net unrealized gains (losses) at period end less net unrealized gains (losses) at the prior period end.
(2)The average cash and investments balance is the average of the monthly fair value balances.
(3)Pre-tax total return on cash and investments excluding foreign exchange movements is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to pre-tax total return on cash and investments, the most comparable GAAP financial measure, included foreign exchange (losses) gains of $70 million and $(49) million for the three months ended September 30, 2024 and 2023, respectively and foreign exchange (losses) gains of $40 million and $(9) million for the nine months ended September 30, 2024 and 2023, respectively.

OTHER EXPENSES (REVENUES), NET

The following table provides a summary of other expenses (revenues), net:

	Three months ended September 30,			Nine months ended September 30,
	2024	% Change	2023	2024	% Change	2023

Corporate expenses	$33,621	(17%)	$40,682	$86,873	(15%)	$102,345
Foreign exchange losses (gains)	92,204	nm	(50,570)	61,268	nm	(11,755)
Interest expense and financing costs	16,849	2%	16,445	51,005	2%	50,077
Income tax expense (benefit)	47,922	95%	24,624	(36,185)	nm	68,078
Total	$190,596		$31,181	$162,961		$208,745

nm – not meaningful

Corporate Expenses

Corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company.

As a percentage of net premiums earned, corporate expenses decreased to 2.5% for the three months ended September 30, 2024, from 3.1% for the three months ended September 30, 2023 mainly driven by decreases in executive-related compensation costs associated with the transition in our senior leadership, personnel costs and performance related-compensation costs, partially offset by an increase in professional fees.

As a percentage of net premiums earned, corporate expenses decreased to 2.2% for the nine months ended September 30, 2024, from 2.7% for the nine months ended September 30, 2023 mainly driven by decreases in executive-related compensation costs associated with the transition in our senior leadership, performance related-compensation costs and personnel costs, partially offset by increases in information technology costs and professional fees.

Foreign Exchange Losses (Gains)

Some of our business is written in currencies other than the U.S. dollar.

Foreign exchange losses of $92 million for the three months ended September 30, 2024 reflected the impact of the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling and euro.

Foreign exchange losses of $61 million for the nine months ended September 30, 2024 reflected the impact of the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities primarily denominated in pound sterling and euro.

Foreign exchange gains of $51 million for the three months ended September 30, 2023 reflected the impact of the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling, euro and Canadian dollar.

Foreign exchange gains of $12 million for the nine months ended September 30, 2023 reflected the impact of the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling and Turkish lira.

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

Interest expense and financing costs were $17 million and $51 million for the three and nine months ended September 30, 2024, respectively, and $16 million and $50 million for the three and nine months ended September 30, 2023, respectively.

Income Tax Expense (Benefit)

Income tax expense (benefit) primarily results from income (loss) in our foreign operations in the U.S., U.K., and Europe. Our effective tax rate which is calculated as income tax expense (benefit) divided by income (loss) before tax including interest in income (loss) of equity method investments was 21.0% and (4.8%) for the three and nine months ended September 30, 2024, and 11.6% for the three and nine months ended September 30, 2023. This effective rate can vary between periods depending on the distribution of net income (loss) among tax jurisdictions, as well as other factors.

The income tax expense of $48 million for the three months ended September 30, 2024 was principally due to pre-tax income in our U.S. and U.K. operations.

The income tax benefit of $36 million for the nine months ended September 30, 2024 was due to the recognition of an income tax benefit of $163 million related to a future Bermuda corporate income tax rate of 15%, pursuant to the Corporate Income Tax Act 2023, partially offset by income tax expense associated with pre-tax income in our U.S., U.K. and European operations.

The income tax expense of $25 million for the three months ended September 30, 2023 was due to pre-tax income in our U.S., U.K. and European operations.

The income tax expense of $68 million for the nine months ended September 30, 2023 was due to pre-tax income in our U.S., U.K. and European operations.

FINANCIAL MEASURES

We believe the following financial indicators are important in evaluating performance and measuring the overall growth in value generated for common shareholders:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Annualized return on average common equity(1)	13.0%	16.1%	19.9%	15.4%
Annualized operating return on average common equity(2)	17.3%	18.0%	18.2%	18.4%
Book value per diluted common share(3)	$64.65	$51.17	$64.65	$51.17
Cash dividends declared per common share	$0.44	$0.44	$1.32	$1.32
Increase (decrease) in book value per diluted common share adjusted for dividends	$5.80	$0.63	$11.91	$5.54

(1)Annualized return on average common equity ("ROACE") is calculated by dividing annualized net income (loss) available (attributable) to common shareholders for the period by the average common shareholders' equity determined using the common shareholders' equity balances at the beginning and end of the period.
(2)Annualized operating return on average common equity ("operating ROACE") is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to the most comparable GAAP financial measure, annualized ROACE, and a discussion of the rationale for its presentation is provided in 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures Reconciliation'.
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

The decrease in ROACE for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was primarily driven by foreign exchange losses, increases in average common shareholders' equity and income tax expense and a decrease in underwriting income, partially offset by net investment gains, an increase in net investment income and decreases in reorganization expenses and corporate expenses.

The increase in ROACE for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was primarily driven by an increase in net investment income, an income tax benefit, decreases in net investment losses and corporate expenses, and increases in interest in income of equity method investments and underwriting income, partially offset by an increase in average common shareholders' equity and foreign exchange losses.

Operating ROACE excludes the impact of net investment gains (losses), foreign exchange losses (gains), reorganization expenses, interest in income (loss) of equity method investments and Bermuda net deferred tax asset.

The decrease in operating ROACE for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was primarily driven by increases in average common shareholders' equity and income tax expense and a decrease in underwriting income, partially offset by an increase in net investment income and a decrease in corporate expenses.

Operating ROACE for the nine months ended September 30, 2024, was comparable to the nine months ended September 30, 2023, primarily driven by an increase in average common shareholders' equity, largely offset by an increase in net investment income, an income tax benefit, a decrease in corporate expenses and an increase in underwriting income.

Book Value per Diluted Common Share

We consider book value per diluted common share to be an appropriate measure of returns to common shareholders, as we believe growth in book value on a diluted basis will ultimately translate into appreciation of our stock price.

During the three months ended September 30, 2024, book value per diluted common share increased by 9.0% due to net income for the period, and net unrealized investment gains recognized in accumulated other comprehensive income (loss), partially offset by common dividends declared.

During the nine months ended September 30, 2024, book value per diluted common share increased by 19.6% due to net income for the period, and net unrealized investment gains recognized in accumulated other comprehensive income (loss), partially offset by common dividends declared.

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

During the three months ended September 30, 2024, the increase in total value of $5.80, or 10%, was driven by net income for the period, and net unrealized investment gains recognized in accumulated other comprehensive income (loss).

During the nine months ended September 30, 2024, the increase in total value of $11.91, or 22%, was driven by net income for the period, and net unrealized investment gains recognized in accumulated other comprehensive income (loss).

During the three months ended September 30, 2023, the increase in total value of $0.63, or 1%, was driven by net income for the period, partially offset by net unrealized investment losses recognized in accumulated other comprehensive income (loss).

During the nine months ended September 30, 2023, the increase in total value of $5.54, or 12%, was driven by net income for the period.

NON-GAAP FINANCIAL MEASURES RECONCILIATION

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Net income available to common shareholders	$173,165	$180,535	$765,465	$496,182
Net investment (gains) losses	(32,182)	53,114	30,503	97,671
Foreign exchange losses (gains)	92,204	(50,570)	61,268	(11,755)
Reorganization expenses	—	28,997	26,312	28,997
Interest in income of equity method investments	(1,621)	(2,940)	(10,689)	(2,835)
Bermuda net deferred tax asset(1)	—	—	(162,705)	—
Income tax benefit(2)	(1,503)	(7,245)	(9,938)	(15,138)
Operating income	$230,063	$201,891	$700,216	$593,122

Earnings per diluted common share	$2.04	$2.10	$8.97	$5.77
Net investment (gains) losses	(0.38)	0.62	0.36	1.14
Foreign exchange losses (gains)	1.08	(0.59)	0.72	(0.14)
Reorganization expenses	—	0.34	0.31	0.34
Interest in income of equity method investments	(0.02)	(0.03)	(0.13)	(0.03)
Bermuda net deferred tax asset	—	—	(1.91)	—
Income tax benefit	(0.01)	(0.10)	(0.11)	(0.18)
Operating income per diluted common share	$2.71	$2.34	$8.21	$6.90

Weighted average diluted common shares outstanding(3)	85,000	86,108	85,338	85,927

Average common shareholders' equity	$5,321,349	$4,477,086	$5,123,212	$4,286,559

Annualized return on average common equity	13.0%	16.1%	19.9%	15.4%

Annualized operating return on average common equity(4)	17.3%	18.0%	18.2%	18.4%

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

Reorganization expenses in 2024 primarily relate to severance costs attributable to our "How We Work" program which is focused on simplifying our operating structure. Reorganization expenses in 2023 primarily related to impairments of computer software assets and severance costs attributable to the Company's "How We Work" program which is focused on simplifying the Company’s operating structure. Reorganization expenses are primarily driven by business decisions, the nature and timing of which are not related to the underwriting process. Therefore, these expenses are excluded from consolidated underwriting income (loss).

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

Reorganization expenses in 2024 primarily relate to severance costs attributable to our "How We Work" program which is focused on simplifying our operating structure. Reorganization expenses in 2023 primarily related to impairments of computer software assets and severance costs attributable to the Company's "How We Work" program which is focused on simplifying the Company’s operating structure. Reorganization expenses are primarily driven by business decisions, the nature and timing of which are not related to the underwriting process. Therefore, these expenses are excluded from operating income (loss).

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

CASH AND INVESTMENTS

Details of cash and investments are as follows:

	September 30, 2024	December 31, 2023
	Fair Value	Fair Value

Fixed maturities, available for sale	$13,768,193	$12,234,742
Fixed maturities, held to maturity(1)	499,538	675,851
Equity securities	604,834	588,511
Mortgage loans	524,929	610,148
Other investments	939,734	949,413
Equity method investments	197,712	174,634
Short-term investments	127,867	17,216
Total investments	$16,662,807	$15,250,515

Cash and cash equivalents(2)	$1,471,326	$1,383,985

(1)Presented at net carrying value of $504 million (2023: $686 million) in the consolidated balance sheets.
(2)Includes restricted cash and cash equivalents of $490 million and $431 million at September 30, 2024 and at December 31, 2023, respectively.

Overview

The fair value of total investments increased by $1,412 million in the nine months ended September 30, 2024, driven by the reinvestment of interest income and cashflows from operations, and the increase in market value of fixed maturities due to the decline in yields.

An analysis of our investment portfolio by asset class is detailed below:

Fixed Maturities

Details of our fixed maturities portfolio are as follows:

	September 30, 2024		December 31, 2023
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$2,810,800	20%	$3,007,528	23%
Non-U.S. government	816,631	6%	723,959	6%
Corporate debt	5,842,705	40%	4,560,843	35%
Agency RMBS	1,747,063	12%	1,634,661	13%
CMBS	810,757	6%	839,696	7%
Non-agency RMBS	124,445	1%	153,396	1%
ABS	1,965,321	14%	1,832,151	14%
Municipals(1)	150,009	1%	158,359	1%
Total	$14,267,731	100%	$12,910,593	100%

Credit ratings:
U.S. government and agency	$2,810,800	20%	$3,007,528	23%
AAA(2)	2,875,657	20%	2,745,192	21%
AA	2,928,785	20%	2,646,798	21%
A	2,536,897	18%	2,044,683	16%
BBB	1,693,266	12%	1,416,552	11%
Below BBB(3)	1,422,326	10%	1,049,840	8%
Total	$14,267,731	100%	$12,910,593	100%

(1)Includes bonds issued by states, municipalities, and political subdivisions.
(2)Includes U.S. government-sponsored agencies, residential mortgage-backed securities ("RMBS") and commercial mortgage-backed securities ("CMBS").
(3)Non-investment grade and non-rated securities.

At September 30, 2024, fixed maturities had a weighted average credit rating of A+ (2023: AA-), a book yield of 4.4% (2023: 4.2%), and an average duration of 3.0 years (2023: 3.0 years). At September 30, 2024, fixed maturities together with short-term investments and cash and cash equivalents (i.e. total investments of $15.9 billion) had an average credit rating of AA- (2023: AA-) and an average duration of 2.7 years (2023: 2.7 years).

At September 30, 2024, net unrealized losses on fixed maturities were $39 million, compared to net unrealized losses of $400 million at December 31, 2023, a decrease of $361 million due to the improvement in market values and realized losses associated with sales in the period.

Equity Securities

At September 30, 2024, net unrealized gains on equity securities were $87 million, compared to $45 million at December 31, 2023, an increase of $42 million driven by the improvement in market values, partially offset by realized gains associated with sales in the period.

Mortgage Loans

At September 30, 2024, investment in commercial mortgage loans was $525 million, compared to $610 million at December 31, 2023. The decrease was driven by seven loans which were repaid in full during the nine months ended September 30, 2024. The commercial mortgage loans are high quality, and collateralized by a variety of commercial properties and diversified geographically throughout the U.S. and by property type to reduce the risk of concentration. At September 30, 2024, the allowance for credit losses of $22 million, was primarily related to commercial properties exposed to the office sector.

Other Investments

Details of our other investments portfolio are as follows:

	September 30, 2024		December 31, 2023
	Fair Value	% of Total	Fair Value	% of Total

Multi-strategy funds	$24,302	3%	$24,619	3%
Direct lending funds	174,441	19%	192,270	20%
Private equity funds	314,444	33%	301,712	32%
Real estate funds	310,130	33%	317,325	33%
Total multi-strategy, direct lending, private equity and real estate funds	823,317	88%	835,926	88%

CLO-Equities	4,133	—%	5,300	1%
Other privately held investments	112,284	12%	108,187	11%
Total other investments	$939,734	100%	$949,413	100%

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

Interest in income (loss) of equity method investments was $2 million for the three months ended September 30, 2024, compared to $3 million for the three months ended September 30, 2023, a decrease of $1 million principally attributable to underwriting losses, largely offset by net investment income related to these ownership interests.

Interest in income (loss) of equity method investments was $11 million for the nine months ended September 30, 2024, compared to $3 million for the nine months ended September 30, 2023, an increase of $8 million principally attributable to net investment income and underwriting income related to these ownership interests.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the ‘Liquidity and Capital Resources’ section included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 for a general discussion of liquidity and capital resources.

The following table summarizes consolidated capital:

	September 30, 2024	December 31, 2023

Debt	$1,314,806	$1,313,714

Preferred shares	550,000	550,000
Common equity	5,533,227	4,713,196
Shareholders’ equity	6,083,227	5,263,196
Total capital	$7,398,033	$6,576,910

Ratio of debt to total capital	17.8%	20.0%

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
Federal Home Loan Bank Advances

The Company's subsidiaries, AXIS Insurance Company and AXIS Surplus Insurance Company, are members of the Federal Home Loan Bank of Chicago ("FHLB").

At September 30, 2024, the Company had borrowings under the FHLB program of $76 million (2023: $86 million). On September 11, 2024, the Company repaid borrowings under the FHLB program of $10 million, at their stated maturity.

The FHLB advances have maturities in 2024 and 2025 and interest payable at interest rates between 5.1% and 5.5% (2023: interest rates between 5.5% and 5.7%). The Company incurred interest expense of $1 million (2023: $1 million) for the three months ended September 30, 2024 and $3 million (2023: $3 million) for the nine months ended September 30, 2024. The borrowings under the FHLB program are secured by investments with a fair value of $83 million (2023: $95 million).

Line of credit

On March 26, 2024, the $500 million Facility was amended to reduce the committed utilization capacity available under the Facility to $300 million, enter into an uncommitted secured letter credit facility with Citibank Europe plc, and extend the tenors of issuable letters of credit to March 31, 2026 and make certain updates to the facility's collateral and fee arrangements.

Common Equity
During the nine months ended September 30, 2024, common equity increased by $820 million. The following table reconciles opening and closing common equity positions:

Nine months ended September 30,	2024

Common equity - opening	$4,713,196
Share-based compensation expense	31,229
Change in unrealized gains on available for sale investments, net of tax	297,282
Foreign currency translation adjustment	(8,184)
Net income	788,153
Preferred share dividends	(22,688)
Common share dividends	(113,176)
Treasury shares repurchased	(154,829)
Treasury shares reissued	2,244
Common equity - closing	$5,533,227

During the nine months ended September 30, 2024, we repurchased 2.4 million common shares for a total of $155 million, including $140 million repurchased pursuant to our Board-authorized share repurchase programs and $15 million from employees to satisfy personal withholding tax liabilities that arise on the vesting of share-settled restricted stock units granted under our 2017 Long-Term Equity Compensation Plan.

At June 30, 2024, authorization under the Company's share repurchase program approved in December 2023 was exhausted.

On May 16, 2024, the Company's Board of Directors approved a new share repurchase program for up to $300 million of the Company's common shares. The new share repurchase program is open-ended, allowing the Company to repurchase its shares from time to time in the open market or privately negotiated transactions, depending on market conditions. At September 30, 2024, we had $260 million of remaining authorization under our open-ended Board-authorized share repurchase program for common share repurchases (refer to Part II, Item 2 'Unregistered Sales of Equity Securities and Use of Proceeds' for further details).
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

RECENT ACCOUNTING PRONOUNCEMENTS

At September 30, 2024, there were no recently issued accounting pronouncements that we have not yet adopted that we expect could have a material impact on our results of operations, financial condition or liquidity.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to this item since December 31, 2023, with the exception of the changes in exposure to foreign currency risk presented below.

Foreign Currency Risk
The table below provides a sensitivity analysis of total net foreign currency exposures:

	AUD	CAD	EUR	GBP	JPY	Other	Total

At September 30, 2024
Net managed assets (liabilities), excluding derivatives	$78,073	$390,416	$(302,038)	$(41,569)	$(34,427)	$99,738	$190,193
Foreign currency derivatives, net	(50,930)	(396,461)	318,841	32,971	32,979	(93,254)	(155,854)
Net managed foreign currency exposure	27,143	(6,045)	16,803	(8,598)	(1,448)	6,484	34,339
Other net foreign currency exposure	1	310	(337)	49	—	—	23
Total net foreign currency exposure	$27,144	$(5,735)	$16,466	$(8,549)	$(1,448)	$6,484	$34,362
Net foreign currency exposure as a percentage of total shareholders’ equity	0.4%	(0.1%)	0.3%	(0.1%)	—%	0.1%	0.6%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$2,714	$(574)	$1,647	$(855)	$(145)	$648	$3,436

(1)Assumes 10% appreciation in underlying currencies relative to the U.S. dollar.

Total Net Foreign Currency Exposure

At September 30, 2024, total net foreign currency assets were $34 million primarily driven by exposures to the Australian dollar, euro, and other non-core currencies. During the nine months ended September 30, 2024, the change in total net foreign currency exposure was primarily due to new business written in the period.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) at September 30, 2024. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2024, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2024.

Based upon that evaluation, there were no changes in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table shows information regarding the number of common shares repurchased in the quarter ended September 30, 2024:

Period	Total number of shares purchased (a) (b)	Average price paid per share	Total number of shares purchased as part of publicly announced programs (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the announced programs (c) (d)

July 1-31, 2024	1	$70.00	—	$300 million
August 1-31, 2024	399	$73.54	399	$271 million
September 1-30, 2024	142	$76.42	138	$260 million
Total	542		537	$260 million

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

As and when allowed by the applicable law and regulations, certain of our non-U.S. subsidiaries provide treaty reinsurance coverage to non-U.S. insurers on a worldwide basis, including insurers of liability, marine, aviation and energy risks, and as a result, these underlying insurance and reinsurance portfolios may have some exposure to Iran. In addition, we provide insurance and facultative reinsurance on a global basis to non-U.S. insureds and insurers, including for liability, marine, aviation and energy risks. Coverage provided to non-Iranian business may indirectly cover an exposure in Iran. For example, certain of our operations underwrite global marine hull war and cargo policies that provide coverage for vessels navigating into and out of ports worldwide, including Iran. For the quarter ended September 30, 2024, there has been no material amount of premium allocated or apportioned to activities relating to Iran. We intend for our non-U.S. subsidiaries to continue to provide such coverage only to the extent permitted by applicable law.

Insider Trading Arrangements and Policies

During the three months ended September 30, 2024, no director or officer of the Company adopted, terminated or is currently party to a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.     EXHIBITS

2.1	Rule 2.7 Announcement, dated July 5, 2017 in connection with acquisition of Novae Group plc (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 6, 2017).
2.2	Rule 2.7 Announcement, dated August 24, 2017 in connection with acquisition of Novae Group plc (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 25, 2017).
3.1	Certificate of Incorporation and Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1(Amendment No. 1) (No. 333-103620) filed on April 16, 2003).
3.2	Amended and Restated Bye-Laws (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on May 15, 2009).
4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).
4.2	Certificate of Designations establishing the specific rights, preferences, limitations and other terms of the Series E Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 7, 2016).
*10.1	AXIS Capital Holdings Limited Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 9, 2024).
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101	The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL: (i) Consolidated Balance Sheets at September 30, 2024 and December 31, 2023; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023; (iv) Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

† Filed herewith.
* Management contract, compensatory plan or arrangement.

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
Dated: October 30, 2024

AXIS CAPITAL HOLDINGS LIMITED
By:	/S/ VINCENT TIZZIO
Vincent Tizzio
President and Chief Executive Officer
(Principal Executive Officer)

/S/ PETER VOGT
Peter Vogt
Chief Financial Officer
(Principal Financial Officer)