Form 10-K
period 2024-12-31
AXIS CAPITAL HOLDINGS LTD
filed 2025-02-26
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes   ☒  No   ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐  No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price at the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2024, was approximately $5.9 billion.
At February 21, 2025, there were 80,786,584 common shares outstanding, $0.0125 par value per share, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the annual meeting of shareholders to be held on May 16, 2025 are incorporated by reference in response to items 10, 11, 12, 13 and 14 in Part III of this Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2024.

AXIS CAPITAL HOLDINGS LIMITED

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts included in this report, including statements regarding our estimates, beliefs, expectations, intentions, strategies or projections are forward-looking statements. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the United States ("U.S.") federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as "may", "should", "could", "anticipate", "estimate", "expect", "plan", "believe", "predict", "potential", "aim", "will", "target", "intend" or similar expressions. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond management's control.
Forward-looking statements contained in this report may include, but are not limited to, information regarding our estimates for losses and loss expenses, measurements of potential losses in the fair value of our investment portfolio and derivative contracts, our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the outcome of our strategic initiatives, our expectations regarding the closing of the loss portfolio transfer reinsurance agreement with Cavello Bay Reinsurance Limited, a wholly-owned subsidiary of Enstar Group Limited, our expectations regarding pricing, and other market and economic conditions including the liquidity of financial markets, developments in the commercial real estate market, inflation, our growth prospects, and valuations of the potential impact of movements in interest rates, credit spreads, equity securities' prices, and foreign currency exchange rates.
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
•Insurance and reinsurance business is historically cyclical, and we expect to experience periods with excess underwriting capacity and unfavorable premium rates.
•We may be adversely impacted by a wide variety of natural catastrophes or man-made catastrophes. The incidence and severity of catastrophes are inherently unpredictable and losses from catastrophes could be substantial. Our exposure to natural catastrophe losses may be increased by climate change, where we may have exposure to physical, transition and liability risks, as well as increasing regulation in the area of climate change. Other man-made catastrophes, such as cyber-attacks and other data security incidents, remain relatively new and therefore incorporate high degrees of uncertainty around their impact.
•We may be adversely affected by losses related to the conflict in the Middle East, Russia's invasion of Ukraine, terrorism and political unrest, or other unanticipated losses.

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
•We may be adversely affected by a downgrade in our financial strength or credit rating. If we experience a credit rating downgrade, withdrawal or negative watch/outlook in the future, we could incur higher borrowing costs and may have more limited means to access capital. It could also result in a substantial loss of business.
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
Operational Risk
Operational risk represents the risk of loss as a result of inadequate processes, system and network failures, human error or external events, including but not limited to direct or indirect financial loss, reputational damage, customer dissatisfaction, and legal and regulatory penalties.
•We may be adversely impacted by failure of the processes, people or systems that we rely on to maintain our operations and manage the operational risks inherent to our business, including those outsourced to third parties.
Regulatory Risk
Regulatory risk represents the risk arising from our failure to comply with legal, statutory or regulatory obligations.
•Our insurance and reinsurance subsidiaries conduct business globally and are subject to varying degrees of regulation, including data protection, privacy, and cybersecurity laws, in multiple jurisdictions. We may be adversely affected if we inadvertently fail to comply fully with, or obtain exemption from, relevant regulations.
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

PART I

ITEM 1.    BUSINESS

In this Form 10-K, references to "AXIS Capital" refer to AXIS Capital Holdings Limited and references to "we", "us", "our", "AXIS", the "Group" or the "Company" refer to AXIS Capital Holdings Limited and its direct and indirect subsidiaries and branches, including: AXIS Specialty Holdings Bermuda Limited, AXIS Specialty Limited ("AXIS Specialty Bermuda"), AXIS Specialty Limited (Singapore Branch), AXIS Specialty Insurance Limited ("AXIS Specialty Insurance Bermuda"), AXIS Specialty Investments Limited, AXIS Specialty Investments II Limited, AXIS Specialty UK Holdings Limited, AXIS Managing Agency Ltd., AXIS Corporate Capital UK Limited (corporate member that provided 70% capital support to AXIS Syndicate 1686 ("Syndicate 1686") through December 31, 2024), Novae Group Limited, AXIS UK Services Limited, AXIS UK Services Limited (Irish Branch), AXIS Underwriting Limited, AXIS Corporate Capital UK II Limited (corporate member that provided 30% capital support to Syndicate 1686 through December 31, 2024 and 100% capital support to Syndicate 1686 effective January 1, 2025 and 100% capital support to AXIS Energy Transition Syndicate 2050 ("Syndicate 2050")), AXIS ILS, Ltd., AXIS Reinsurance Managers Limited ("AXIS Reinsurance Managers"), AXIS Specialty Holdings Ireland Limited, AXIS Specialty Europe SE ("AXIS Specialty Europe"), AXIS Specialty Europe SE (UK Branch), AXIS Specialty Europe SE (Belgium Branch), AXIS Re SE, AXIS Re SE, Dublin (Zurich Branch) ("AXIS Re Europe"), AXIS Re SE Escritório de Representação No Brasil Ltda., AXIS Specialty Global Holdings Limited, AXIS Specialty U.S. Holdings, Inc., AXIS Reinsurance Company ("AXIS Re U.S."), AXIS Reinsurance Company (Canadian Branch), AXIS Specialty U.S. Services, Inc., AXIS Specialty U.S. Services, Inc. (U.K. Branch), AXIS Specialty Canada Services, ULC, AXIS Group Services, Inc., AXIS ILS, Inc., AXIS Insurance Company ("AXIS Insurance Co."), AXIS Surplus Insurance Company ("AXIS Surplus"), AXIS Group Benefits LLC, AXIS Specialty Insurance Company ("AXIS Specialty U.S."), AXIS Specialty Finance LLC and AXIS Specialty Finance PLC, unless the context suggests otherwise.
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
In 2024, we leveraged firming market conditions to grow in a number of attractive specialty lines insurance and treaty reinsurance markets and we continued to re-balance our portfolio towards less volatile lines of business. At December 31, 2024, we had common shareholders’ equity of $5.5 billion, total capital of $7.4 billion and total assets of $32.5 billion.
Our Business Strategy
We are a global specialty underwriter and provider of insurance and reinsurance solutions and are a leader in many of the markets where we choose to compete. We provide our clients and distribution partners with a broad range of risk transfer products and services, and strong capacity, backed by excellent financial strength. We manage our portfolio holistically, aiming to construct the optimum balance of risks, consistent with our risk appetite and the development of our franchise. We nurture an ethical, entrepreneurial, disciplined and inclusive culture that promotes outstanding client service, intelligent risk taking, operating efficiency, corporate citizenship and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a global specialty underwriting leader, enabling us to deliver sustained profitable growth and increased shareholder value.

We aim to execute on our business strategy through the following multi-pronged approach:

We offer a diversified range of products and services across market segments and geographies: Our position as a global specialty underwriter and provider of insurance and reinsurance solutions gives us insight into the opportunities and challenges in a variety of markets. We are headquartered in Bermuda and have operations in the U.S., Canada, and Europe including Dublin, London, Zurich and Brussels, and Singapore. We service the Latin America specialty insurance and facultative reinsurance market through London and our other locations. In addition, we provide specialty insurance and reinsurance solutions to the Asia Pacific region through our London, Zurich and Bermuda offices.
We underwrite a balanced portfolio of risks, including complex and volatile lines, deploying capital within risk limits, diversification and risk management: Risk management is a strategic priority embedded in our organizational structure and we are continuously monitoring, reviewing, and refining our enterprise risk management practices. We combine judgment and experience with data-driven analysis, enhancing our overall risk selection process.
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
We develop and maintain deep, trusting and mutually beneficial relationships with clients and distribution partners, offering high levels of service and effective solutions for risk management needs: Our management team has extensive industry experience, deep product knowledge, long-standing market relationships and a top caliber claims capability. We primarily transact in specialty markets, where risks are complex, and are also growing our transactional specialty business targeting the lower middle market. We invest in data and technology and are exploring AI capabilities and tools to empower our underwriters and enhance the service that we provide to our customers. Our intellectual capital and proven client-service capability attract clients and distribution partners looking for solutions.
We maintain excellent financial strength, characterized by financial discipline and transparency: Our total capital of $7.4 billion at December 31, 2024 as well as our high-quality and liquid investment portfolio and our operating subsidiary ratings of "A+" ("Strong") by Standard & Poor's and "A" ("Excellent") by the A.M. Best Company, Inc. ("A.M. Best") are key indicators of our financial strength.
We attract, develop, retain and motivate teams of experts: We aim to attract and retain top talent in the industry and to motivate our employees to make decisions that are in the best interest of our clients and shareholders. We foster a culture that prioritizes ethics, risk awareness and achievement, while also promoting inclusion, professionalism, responsibility, integrity, discipline and entrepreneurship. As a result, we believe that our staff is well-positioned to make the best underwriting and strategic decisions for AXIS.
Our key financial metrics for performance measurement of the Company include operating return on average common equity ("operating ROACE"), which is reconciled to the most comparable GAAP financial measure, return on average common equity ("ROACE"), in Item 7 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures Reconciliation', on an annual basis, as well as relative total shareholder return and adjusted book value per diluted common share ("Adjusted DBVPS") over the long term. Adjusted DBVPS represents average annual growth in book value per diluted common share, generally adjusted for dividends, unrealized investment gains (losses) recognized in accumulated other comprehensive income (loss) and share repurchases. Across the Group, we are focused on realizing our goal of delivering sustained profitable growth and increased shareholder value.

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
The table below presents gross premiums written in each of our reportable segments for each of the most recent three years:

Year ended December 31,	2024	2023	2022

Insurance	$6,615,584	$6,140,764	$5,585,581
Reinsurance	2,390,304	2,215,761	2,629,014
Total	$9,005,888	$8,356,525	$8,214,595

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
•Liability: provides cover for primary and low to mid-level excess and umbrella commercial liability, and environmental liability risks in the U.S. wholesale markets in addition to primary and excess of loss employers, public, and products liability business predominately in the U.K. Target industry sectors include construction, manufacturing, transportation and trucking, and other services.
•Cyber: provides cover for cyber, technology errors and omissions, media and miscellaneous professional liability. Cover is provided for a range of risks including data recovery and bricking, cyber-crime, liability and regulatory actions, business interruption, extortion, reputational harm, Payment Card Industry Data Security Standard and media liability.
•Marine and Aviation: Marine provides cover for a range of exposures including offshore energy, offshore renewable energy, cargo, liability including kidnap and ransom, fine art, specie, and hull war. Offshore energy coverages include physical damage, business interruption, operator's extra expense and liability coverage for all aspects of offshore upstream energy, from exploration and construction through the operation and distribution phases. Aviation provides hull and liability, and specific war cover primarily for passenger airlines but also for cargo operations, general aviation operations, airports, aviation authorities, security firms and product manufacturers.
•Accident and Health: includes personal accident, travel insurance and specialty health products for employer and affinity groups, and pet insurance.

•Credit and Political Risk: provides credit and political risk insurance products for banks, commodity traders, corporations, and multilateral and export credit agencies. Cover is provided for a range of risks including sovereign and corporate credit default, political violence, currency inconvertibility and non-transfer, expropriation, aircraft non-repossession and contract frustration due to political events. Surety bonds are also provided to large corporate and commercial clients, and to mid to large sized construction clients.
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
Gross premiums written by broker, shown individually where premiums by broker were 10% or more of the total in any of the last three years, were as follows:

Year ended December 31,	2024		2023		2022

AmWINS Group Inc.	$787,703	12%	$719,651	12%	$605,727	11%
Ryan Specialty Group	690,825	10%	606,583	10%	486,639	9%
Marsh & McLennan Companies Inc.	658,638	10%	610,186	10%	630,085	11%
Aon plc	633,297	10%	677,930	11%	697,103	12%
Other brokers	2,592,262	39%	2,471,284	40%	2,276,962	41%
Other managing general agencies and underwriters (1)	1,252,859	19%	1,055,130	17%	889,065	16%
Total	$6,615,584	100%	$6,140,764	100%	$5,585,581	100%

(1) Includes gross premiums written by MGAs and MGUs that are not affiliated to brokers who produced 10% or more of the total gross premiums written in any of the last three years.
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
Our business is primarily produced through reinsurance brokers worldwide. The following are the lines of business in our reinsurance segment:
•Liability: provides protection to insurers of admitted casualty business, excess and surplus lines casualty business and specialty casualty programs. The primary focus of the underlying business is general liability, workers' compensation, auto liability, environmental liability, and excess casualty.
•Accident and Health: includes personal accident, specialty health, accidental death, travel, life and disability reinsurance products which are offered on a proportional and catastrophic or per life excess of loss basis.

•Professional Lines: provides protection for directors’ and officers’ liability, employment practices liability, medical malpractice, professional indemnity, cyber and miscellaneous errors and omissions insurance risks. The underlying business is predominantly written on a claims-made basis. This business is written on a proportional and excess of loss basis.
•Credit and Surety: Credit reinsurance provides protection for trade credit insurance, and credit and political risk insurance. Trade credit insurance protects sellers of goods and services in the event of a non-payment by the buyer of those goods and services. Credit and political risk insurance covers a range of risks predominantly corporate and sovereign non-payment. Surety reinsurance provides protection for losses arising from a broad array of surety bonds issued by insurers to satisfy regulatory demands, contract, and commercial obligations in a variety of jurisdictions around the world. Mortgage reinsurance is provided to mortgage guaranty insurers, U.S. government-sponsored entities and other mortgage market participants. These entities seek to manage their credit risk exposure emanating from defined pools of mortgage loans.
•Motor: provides protection to insurers for motor liability and motor property damage losses arising out of any one occurrence. A loss occurrence can involve one or many claimants where the ceding insurer aggregates the claims from the occurrence. Traditional non-proportional and proportional reinsurance as well as structured solutions are offered predominantly relating to European exposures.
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

Gross premiums written by broker, shown individually where premiums by broker were 10% or more of the total in any of the last three years, were as follows:

Year ended December 31,	2024		2023		2022

Aon plc	$589,324	25%	$595,587	27%	$659,811	25%
Marsh & McLennan Companies Inc.	561,906	24%	594,287	27%	739,380	28%
Arthur J. Gallagher & Co	512,000	21%	398,093	18%	379,822	14%
Other brokers	374,313	15%	343,130	16%	231,200	9%
Direct	194,809	8%	163,073	7%	444,930	17%
Managing general agencies and underwriters	157,952	7%	121,591	5%	173,871	7%
Total	$2,390,304	100%	$2,215,761	100%	$2,629,014	100%

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
With regard to our investment portfolio, we primarily utilize third-party investment managers for security selection and trade execution functions, subject to guidelines and objectives for each asset class. This enables us to actively manage our investment portfolio with access to top performers specializing in various products and markets. We select managers based on various criteria including investment style, performance history and corporate governance. In addition, we monitor approved investment asset classes for each subsidiary through analysis of our operating environment, including expected volatility of cash flows, overall capital position, regulatory and rating agency considerations. The Finance Committee of our Board of Directors approves overall group asset allocation ranges and investment policy to ensure that they are consistent with our overall goals, strategies and objectives. We also have an Investment and Finance Committee, comprised of members of our senior management team, which oversees the implementation of our investment strategy.
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
Bermuda
Our Bermuda insurance operating subsidiary, AXIS Specialty Bermuda, is a Class 4 general business insurer subject to the Insurance Act 1978, amendments thereto and related regulations of Bermuda ("Insurance Act"). In addition, AXIS Specialty Insurance Bermuda was incorporated on August 19, 2024 as a Bermuda exempt company, and was licensed on December 17, 2024 as a Class 4 insurer under the Insurance Act.
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
The BMA acts as group supervisor of AXIS Capital and has designated AXIS Specialty Bermuda as the 'designated insurer' of the Group. In accordance with the group supervision and insurance group solvency rules, AXIS Capital is required to prepare and submit an annual group Statutory Financial Return, annual audited group GAAP financial statements, an annual group Capital and Solvency Return and quarterly group unaudited GAAP financial statements, and to appoint a group actuary and a group auditor. AXIS Capital also files an annual capital and solvency return and must ensure compliance with minimum and enhanced capital requirements. In late 2024, the BMA published a consultation paper outlining its plans to directly supervise group holding companies, where these are based in Bermuda. The consultation period ended in January 2025, and final rules are expected to be published during the first quarter of 2025, with groups being given 12 months to implement any required changes.
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
AXIS Capital, AXIS Specialty Bermuda, AXIS Specialty Insurance Bermuda, AXIS Specialty Holdings Bermuda Limited, AXIS Specialty Investments Limited, AXIS ILS Ltd., AXIS Specialty Investments II Limited and AXIS Reinsurance Managers must comply with provisions of the Bermuda Companies Act 1981 of Bermuda, as amended ("Companies Act"), regulating the payment of dividends and distributions. A Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that:
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
AXIS Re SE and AXIS Specialty Europe SE may both write reinsurance in Bermuda under Solvency II equivalence between Bermuda and the European Union ("EU").
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
State Insurance Regulation
AXIS Re U.S. is licensed to transact insurance and reinsurance throughout the U.S. and in Puerto Rico. AXIS Re U.S. is also authorized to transact insurance and reinsurance throughout Canada through its Canadian branch and has reinsurance permissions in Argentina, Brazil, and Ecuador. AXIS Insurance Co. is licensed to transact insurance and reinsurance throughout the U.S. AXIS Specialty U.S. is licensed to transact insurance and reinsurance throughout the U.S., except California, Iowa, Maine, New Mexico, New York and Wyoming. AXIS Surplus is eligible to write insurance on a surplus lines basis throughout the U.S., Puerto Rico and the U.S. Virgin Islands.

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
Although generally the insurance industry is not directly regulated by the federal government, federal legislation and initiatives can affect the industry and our business. Certain sections of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank") pertain to the regulation and business of insurance. Specifically, the Federal Insurance Office ("FIO") has limited authority to collect information and report on the business of insurance to Congress. In addition, Dodd-Frank contains the Non-Admitted and Reinsurance Reform Act of 2010 ("NRRA"). NRRA facilitates the payment of surplus lines taxes, simplifies the granting of alien insurers to become surplus lines authorized and coordinates the credit for certain reinsurance.
AXIS Group Benefits LLC, a provider of voluntary, limited benefit, affordable health plans and other employee benefits coverage for hourly and part-time workers and their families, is an authorized insurance producer in all U.S. states except Hawaii. As a resident insurance producer in Arizona, AXIS Group Benefits LLC is subject to regulation and supervision by the Arizona Department of Insurance and is also subject to the regulation and supervision of the other states in which AXIS Group Benefits LLC transacts business.
AXIS ILS, Inc., incorporated in Delaware, is a marketing services company for insurance linked securities sponsored by the Company. AXIS Specialty Underwriters, Inc. was a Florida licensed reinsurance intermediary. Following the closure of our Florida office in 2021, AXIS Specialty Underwriters' coverholder agreement with Syndicate 1686 was terminated, effective December 31, 2021. All regulatory licenses in Florida for AXIS Specialty Underwriters, Inc. were terminated in 2022, however, the entity remained registered in Delaware and was renamed AXIS ILS, Inc.
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
During 2022, AXIS Specialty Bermuda obtained reciprocal jurisdiction reinsurer status with Missouri as its lead state. Reinsurers licensed in reciprocal jurisdictions (which include EU member states, Bermuda, Japan and Switzerland) are not required to post reinsurance collateral if approved as reciprocal jurisdiction reinsurers. With its approval from Missouri, AXIS Specialty Bermuda applied for and received passporting approvals from California, Connecticut, Delaware, Florida, Illinois, New York, Ohio, Rhode Island, and Texas. "Passporting" refers to the process by which a state has the discretion to defer to the determination by another state that a reinsurer is a reciprocal jurisdiction reinsurer, thereby excusing the approved reinsurer from collateral requirements in such state.
Ireland
Our Ireland domiciled insurer and reinsurer are subject to the Solvency II Directive (Directive 2009/138/EC), as amended ("Solvency II"). Solvency II represents a consolidation and modernization of existing European Commission Solvency I insurance and reinsurance regulation and supervision and includes a harmonized risk-based solvency and reporting regime for the insurance/reinsurance sector. Solvency II covers three main areas: (i) the valuation of assets and liabilities and related solvency capital requirements; (ii) governance requirements including key functions of compliance, internal audit, actuarial and risk management; and (iii) legal entity and EU group reporting and disclosure requirements including public disclosures. The capital requirement must be computed using the Solvency II standard formula unless the Central Bank of Ireland ("CBI") has previously authorized a company to use its own internal model. Certain of our European legal entities are subject to Solvency II.
AXIS Specialty Europe
AXIS Specialty Europe is a European public limited liability company incorporated as a non-life insurer under the laws of Ireland. It is a Societas Europaea (SE), or European society company, and has been registered in accordance with EU law. As an SE company, AXIS Specialty Europe can more easily merge with companies in European member states and also transfer its domicile to other Member States of the EU AXIS Specialty Europe is authorized and regulated by the CBI pursuant to the Insurance Acts 1909 to 2000, as amended, repealed or replaced, the Central Bank Acts 1942 to 2014, as amended, repealed or replaced, and EU regulation relating to general insurance and statutory instruments made thereunder. AXIS Specialty Europe is authorized to conduct business in 16 non-life insurance classes throughout the EU and the European Economic Area ("EEA"), which includes each of the Member States of the EU with the addition of Iceland, Liechtenstein and Norway. AXIS Specialty Europe may also write reinsurance business within the classes of insurance business for which it is authorized.
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

AXIS Specialty Europe also has a U.K. branch that transacts general insurance business in the U.K. and trades as AXIS Specialty London. The U.K. withdrew from the EU on January 31, 2020 and is now considered a third-country. In order to maintain business continuity, AXIS Specialty Europe submitted an application to the Prudential Regulatory Authority ("PRA") in 2018 for authorization of a third-country branch. This application was approved on October 28, 2022, and the UK Branch of AXIS Specialty Europe is now fully regulated by both the PRA and the Financial Conduct Authority ("FCA").
AXIS Specialty Europe has local regulatory permission to carry on insurance business in Jersey, and has permission to write surplus lines business in all 50 U.S. states, Puerto Rico, and Washington D.C. It also has reinsurance permissions in India, China, Argentina, Mexico, Panama, Paraguay, Honduras, Ecuador, Colombia and Guatemala.
AXIS Re SE
AXIS Re SE is a European public limited liability company incorporated as a reinsurer under the laws of Ireland. AXIS Re SE is also a Societas Europaea (SE), or European society company, registered in accordance with EU law. AXIS Re SE is authorized by the CBI as a composite reinsurer (non-life and life) in accordance with the Insurance Acts 1909 to 2000, as amended, repealed or replaced, the Central Bank Acts 1942 to 2014, as amended, repealed or replaced, and EU regulation applicable to reinsurance and statutory instruments made thereunder. AXIS Re SE is authorized to transact reinsurance throughout the EU and the EEA and is subject to Solvency II.
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
AXIS Re SE has reinsurance permissions in Argentina, Bolivia, Brazil, China, Chile, Colombia, Dominican Republic, Ecuador, El Salvador, Guatemala, Honduras, India, Mexico, Nicaragua, Panama, Paraguay, and Peru.

AXIS Specialty Holdings Ireland Limited

AXIS Specialty Holdings Ireland Limited is incorporated in Ireland, and is the limited liability holding company for AXIS Specialty Europe, AXIS Re SE, and formerly Contessa Limited, which was dissolved on April 11, 2024.

AXIS Specialty Global Holdings Limited

AXIS Specialty Global Holdings Limited is incorporated in Ireland, and is the limited liability holding company for AXIS Capital's U.S. Insurance subsidiaries.

Other AXIS Entities

AXIS Specialty Bermuda may write reinsurance under Solvency II equivalence granted to Bermuda by the EU AXIS Managing Agency Ltd. is eligible to write insurance (except permanent health) and reinsurance business in Ireland through Lloyd's Europe.

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
AXIS Managing Agency Ltd.
AXIS Managing Agency Ltd. is authorized and regulated by the PRA and regulated by the FCA to conduct insurance and reinsurance business and is a Lloyd's managing agent authorized by Lloyd's to manage our syndicates, Syndicate 1686 and AXIS Energy Transition Syndicate 2050 ("Syndicate 2050"). Syndicate 2050 commenced underwriting business on April 1, 2024.
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
Lloyd’s has a global network of licenses and authorizations, and underwriters at Lloyd's may write business in countries where Lloyd’s has authorized status or exemptions available to non-admitted insurers or reinsurers. Lloyd’s licenses can only be used if the Syndicate Business Forecast, agreed annually with Lloyd’s, names those countries. Lloyd’s also manages and protects the Lloyd’s network of international licenses, monitors syndicates’ compliance with Lloyd’s Principles for doing business and is responsible for setting both member and central capital levels.
AXIS Managing Agency Ltd. operated an underwriting division at Lloyd’s Insurance Company (China) Limited, a wholly-owned subsidiary of the Corporation of Lloyd’s which allowed it to underwrite reinsurance in China. Syndicate 1686 ceased underwriting business on the Lloyd's China platform effective December 31, 2021. This business was placed in run-off effective January 1, 2022.

AXIS Corporate Capital UK Limited

AXIS Corporate Capital UK Limited is a corporate member of Syndicate 1686, providing 70% capital support. It ceased providing capital support to Syndicate 1686 on December 31, 2024.

AXIS Corporate Capital UK II Limited
AXIS Corporate Capital UK II Limited is a corporate member of Syndicate 1686, providing 30% capital support. It provides 100% capital support to Syndicate 1686 with effect from January 1, 2025.

AXIS Corporate Capital UK II Limited is also a corporate member of Syndicate 2050, providing 100% capital support.

AXIS Underwriting Limited
AXIS Underwriting Limited is authorized and regulated by the FCA as an insurance intermediary. AXIS Underwriting Limited underwrites insurance on behalf of AXIS Specialty Europe and at Lloyd's on behalf of Syndicate 1686.

Contessa Limited
Effective December 2019, Contessa Limited ceased writing insurance on behalf of AXIS Specialty Europe and was dissolved on April 11, 2024. AXIS Specialty Europe manages the Contessa book of business on a run-off basis.
AXIS Specialty UK Holdings Limited
AXIS Specialty UK Holdings Limited is incorporated under the laws of England and Wales, and is the limited liability holding company for AXIS Managing Agency Ltd., AXIS Corporate Capital UK Limited and Novae Group Limited.

Reinsurance
AXIS Managing Agency Ltd. remains able to conduct non-life facultative, proportional and excess of loss reinsurance throughout the EEA via Lloyd’s Europe. UK regulated firms' access to EU markets generally depend on the rules each Member State applies to third country regulated firms.
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
Singapore
AXIS Specialty Bermuda historically conducted insurance and reinsurance business from its branch in Singapore, AXIS Specialty Limited (Singapore Branch), subject to the supervision of the BMA and the MAS. The BMA and the MAS impose significant regulations relating to capital adequacy, risk management, governance and audit and actuarial requirements. AXIS Specialty Limited (Singapore Branch) is registered by ACRA as a foreign company in Singapore and is also regulated by ACRA pursuant to the Singapore Companies Act. AXIS Specialty Bermuda ceased writing new business through its branch in Singapore, effective January 1, 2024, and plans to close this branch, subject to meeting all regulatory and legal requirements.
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

HUMAN CAPITAL MANAGEMENT

AXIS Capital’s mission is not only to deliver strong financial results, but also to help our clients, brokers and partners navigate the challenges of a volatile world. We believe our teammates distinguish us from our competitors and are critical to our success as a specialty underwriter that leads with purpose and lives our values every day. Our workforce’s strength is grounded in our values: Excellence, Stronger Together, Decisiveness and People. These values represent behaviors that we hold ourselves and others accountable for every day. We recognize that our strength lies in our people, and therefore, one of our core strategies is to invest in and support our employees, including in the following areas of focus:

Talent Development

At AXIS, investing in our people is a top priority. We provide our teammates with a suite of professional development tools, resources and training modules to help navigate career experiences and upskill across our global organization. We provide our teammates with professional development and career planning opportunities, including an online learning and development hub that reflects our commitment to continuing education, and offering financial assistance for external professional development opportunities and tuition reimbursement for certain part-time business-related degree and certificate programs. We've also expanded our manager resources and training on "how to" create meaningful employee development plans.

Health, Safety and Wellness
We are committed to the health, safety and wellness of our workforce and offer our teammates a variety of tools to support their physical, emotional and financial well-being. Examples include access to mental health resources, back-up child and elder care and on-demand fertility, maternity, postpartum and return-to-work assistance. We offer a hybrid working model that provides flexibility to our teammates. We strive to be an employer of choice and we expect this approach will help us recruit and retain talent.

Inclusion
By actively embracing a variety of perspectives, experiences and backgrounds and ensuring equal treatment for all, we strive to make AXIS a more rewarding and inclusive place to work. AXIS in 2024 continued to progress its inclusion efforts through a formalized, five pillar approach that includes:
•Offering internal education and awareness training for teammates;
•Applying recruitment and mobility best practices, including internal career mobility for existing teammates;
•Providing career development opportunities to help develop and retain our existing teammates;
•Ongoing measurement to better understand our workforce; and
•Advocacy to help drive change across the insurance industry.

Mental Health and Well-Being

Supporting the mental health and well-being of our teammates has long been a priority for AXIS. In 2024, we hosted a variety of internal learning events, offered activities for our teammates focused on Mental Health Awareness month and World Mental Health Day, and promoted broader internal and external advocacy initiatives to promote mental health and well-being.

Teammate Engagement
We understand that employee engagement leads to a more satisfying and fulfilling workplace and motivates teammates to do their best work. Our engagement initiatives include our global recognition program, community building events and our teammate-led charitable giving program. Our CEO hosts Company-wide calls on a monthly basis including discussions with members of senior management and leads regular small group conversations with randomly selected groups of teammates. Feedback is collected and fed back through our How We Work working group to address teammate ideas and concerns.
As part of the overall transformation strategy, we underwent a culture renovation, re-evaluating our current values and developing new values and values-driven behaviors with the input of teammates. The goal was to relaunch values that reflect the current company and behaviors that will provide guidance on how we achieve our goals while sustaining a healthy culture.

Compensation and Benefits
To attract and retain our industry's top talent, we offer teammates a total rewards program that is designed to incentivize exceptional performance. Our compensation packages align with our pay-for-performance philosophy and are assessed on an annual basis following year-end performance reviews. Our packages are also regularly benchmarked against similarly-sized specialty insurance, reinsurance and financial services companies in our talent markets. Compensation components include market competitive salaries and short-term annual incentive programs (i.e., bonus payments) and, for senior level teammates, long-term incentives such as equity grants. To provide share ownership throughout all levels of our organization, we recently introduced a one-time equity grant for our teammates who do not receive equity as part of their annual compensation. Our comprehensive benefits packages include health and welfare plans for employees and their families, retirement savings plans with employer contributions and work-life benefits, including parental leave policies, flexible work arrangements for eligible teammates and charitable matching programs.
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

Succession Planning
We have a robust talent and succession planning process. On an annual basis, management conducts talent reviews for all AXIS teammates, focusing on high performing and high potential talent, emerging talent, and diverse talent. This information is used to drive both employee development plans and succession planning. In 2024, succession plans were completed for each member of the Executive Committee and the other critical roles across AXIS. On an annual basis, our Board receives a robust succession plan for each member of our Executive Committee, including the CEO.
Employees
At December 31, 2024, we had 1,876 employees. During 2024, the number of employees decreased by approximately 8% and our voluntary turnover rate was 11.9% compared to 10.9% in 2023.

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
Board of Directors
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

Group Executives
The Executive Committee formulates our business objectives and risk strategy within the overall risk appetite set by the Board of Directors. It allocates capital resources and sets limits across the Group, with the objective of balancing return and risk. While the Executive Committee is responsible overall for risk management, it has delegated some authority to the executive level Risk Management Committee ("RMC") consisting of the President and Chief Executive Officer, Chief Financial Officer, Group Chief Underwriting Officer, Chief Risk Officer, Chief Actuary - Reserving and Capital, and Chief Administrative and Legal Officer.
The RMC is responsible for overseeing the integrity and effectiveness of the Group's ERM framework and ensuring that the Group's risk mitigation activities are consistent with that framework, including a review of the annual business plan relative to our risk limits. In addition to the RMC, there is an established framework of separate yet complementary management committees and sub-committees, focusing on particular aspects of ERM including the following:
Management Committees
•The Underwriting Committee oversees the integrity and effectiveness of our Underwriting Governance Framework ensuring our underwriting activities are consistent with that framework.
•The Investment & Finance Committee oversees the Group’s investment activities, which includes monitoring market risks, the performance of our investment managers and the Group’s asset-liability management, liquidity positions and investment policies and guidelines. The Investment & Finance Committee also prepares the Group’s strategic asset allocation ranges and presents it to the Finance Committee of the Board of Directors for approval.
•The Capital Management Committee oversees the integrity and effectiveness of our capital management policy, including the capital management policies of our legal entities and branches, and oversees the availability of capital within the Group.
•The Group Reserving Committee ensures appropriate oversight and validation of the Group reserves for losses and loss expenses ("loss reserves").
•Enterprise Portfolio and Project Management Group ("EPPG") is responsible for governing project investments across the Group. It ensures that our investments align with our business strategies and that projects can be executed effectively and efficiently.
RMC Sub-Committees
•The Exposure Management Committee oversees the Group's exposure management framework for catastrophe and non-catastrophe business, including the validation of modeling, threats framework, accumulation practices and monitoring of management appetites.
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
•The Emerging Risks Working Group oversees the processes for identifying, assessing, managing, monitoring, and reporting current and potential emerging risks and opportunities.
•The Environmental Working Group replaced the Climate Change Working Group and focuses specifically on climate-related risks and opportunities and oversees climate risk initiatives.

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
Our risk landscape is reviewed and reported on a regular basis to ensure that it remains up-to-date based on the evolving risk profile of the Company. In addition, we undertake ongoing risk assessments across all enterprise risks, the output of which is captured in our Risk Register that is reviewed and reported through our governance structure.
Insurance Risk
Insurance risk is the inherent uncertainty as to the occurrence, amount and timing of insurance and reinsurance liabilities transferred to us through the underwriting process.
Since our inception in 2001, we have expanded our international presence, with underwriting offices in Bermuda, the U.S., Europe, and Canada. Our disciplined underwriting approach coupled with a peer review process has enabled us to manage this growth in a controlled and consistent manner.
A key component of the Group's underwriting risk governance is our peer review processes, which allow for a collaborative review of risk and pricing, and ensure that underwriting is within established guidelines and procedures. Underwriting guidelines are in place to provide a framework for consistent pricing and risk analysis and to ensure alignment to the Group's risk appetite. Limits are set on underwriting capacity and cascade authority to individuals based on their specific roles and expertise and are established on a tiering basis which is differentiated by the type of loss. Loss scenario and subject exposure have been specified with increasing level of granularity for lower tiers. Tiered appetites have been set for each line of business, with considerations of exposure from each line on the basis of (1) Aggregate (2) Occurrence and (3) Risk and Clash losses. The risk management team monitors both management and board limits to ensure effective management and oversight.
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

Pricing
Premiums for insurance and reinsurance contracts are intended to cover expected claim costs, acquisition costs, operating costs, and an adequate level of profit margin commensurate to the risk being assumed. Premium amounts are typically agreed upfront, whereas the claims costs materialize over an extended period, especially for liability lines. The social, economic, and legal environments may evolve differently over that period compared to the original expectation. Additionally, inherent variability in claim counts and amounts could result in higher overall claim costs than expected in a given year. These factors could lead to a shortfall in premiums charged at the time of underwriting the policy. Premium risk can increase in times of heightened uncertainty in claim cost trends and at times when demand-supply imbalance results in competitive pricing.

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
Under proportional reinsurance, we cede an agreed percentage of the premiums and the losses and loss expenses on the policies we underwrite. We primarily use proportional reinsurance for our liability, professional lines and accident and health insurance portfolios, as well as on select property insurance portfolios, where we protect against higher loss frequency rather than specific events. We also purchase proportional reinsurance for our accident and health, credit and surety, liability, motor, professional lines, cyber, and marine and aviation reinsurance portfolios, which includes cessions to our strategic capital partners.
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
•Catastrophe excess of loss – provides annual aggregate or per loss occurrence loss cover for our insurance portfolio against the accumulation of losses incurred from a single event (e.g., windstorm).
We have a centralized Risk Funding team which coordinates external treaty reinsurance purchasing (including retrocession) across the Group and a separate AXIS ILS (Insurance Linked Securities) team, which coordinates the sourcing and structuring of third-party capital to support our underwriting. Risk Funding and AXIS ILS teams are overseen by our Reinsurance Purchasing Group ("RPG"). The RPG, which includes, among others, our President and Chief Executive Officer, Chief Financial Officer, Chief Risk Officer, Group Chief Underwriting Officer and representatives from the business leadership, approves each treaty placement and aims to ensure that appropriate diversification exists within our RSC approved counterparty panels.
Facultative reinsurance provides risk transfer on a case by case basis. In certain circumstances, we use facultative reinsurance to complement treaty reinsurance by covering additional risks over and above what is already covered by treaties. Facultative reinsurance is monitored by the Risk Funding team.

Natural Catastrophes
Natural catastrophes such as hurricanes, windstorms, earthquakes, floods, tornados, hail and fire represent a challenge for risk management due to their accumulation potential and occurrence volatility. In managing natural catastrophe risk, our internal risk limit framework aims to limit the loss of capital due to a single event and the loss of capital which would occur from multiple (but perhaps smaller) events in any year. Within this framework, we have an established risk limit for single event, single zone probable maximum loss ("PML") within defined zones. For example, at the 1-in-100-year return period, we are not willing to expose more than 10% of common equity to a single event within a single zone.
The table below shows our net PML to a single natural peril catastrophe event within certain defined single zones which correspond to peak industry catastrophe exposures at January 1, 2025 and 2024:

Estimated Net Exposures (millions of U.S. dollars)		January 1, 2025			January 1, 2024
Territory	Peril	50 Year Return Period	100 Year Return Period	250 Year Return Period	50 Year Return Period	100 Year Return Period	250 Year Return Period
Single zone, single event
Southeast	U.S. Hurricane	$141	$160	$228	$114	$131	$149
Northeast	U.S. Hurricane	12	34	73	9	26	59
Mid-Atlantic	U.S. Hurricane	60	105	127	41	85	111
Gulf of Mexico	U.S. Hurricane	122	139	158	104	124	143
Europe	Windstorm	62	89	111	59	87	107
Japan	Windstorm	5	6	13	10	12	21
Japan	Earthquake	30	49	87	41	67	114
California	Earthquake	133	162	194	115	137	163

The return period refers to the frequency with which losses of a given amount or greater are expected to occur. A zone is a geographic area in which the insurance risks are considered to be correlated to a single catastrophic event. Estimated losses from a modeled event are grouped into a single zone, as shown above, based on where the majority of the total estimated industry loss is expected to occur. In managing zonal concentrations, we aim to ensure that the geography of single events is suitably captured, but distinct enough that they track specific types of events. For example, our definition of Southeast wind encompasses five states, including Florida, while our definition of Gulf of Mexico windstorm encompasses four states, including Texas.
Our PMLs take into account the fact that an event may trigger claims in a number of lines of business. For instance, our U.S. hurricane modeling includes the estimated pre-tax impact to our financial results arising from our property lines of business including energy business, and our marine and aviation lines of business. Our PMLs include assumptions regarding the location, size and magnitude of an event, the frequency of events, a property's construction type and susceptibility to damage, and the cost of rebuilding the property. Loss estimates for non-U.S. zones will be subject to foreign currency exchange rates, although we may mitigate this currency variability from a book value perspective.
As indicated in the table above, our modeled single occurrence 1-in-100-year return period PML for a Southeast U.S. hurricane, net of reinsurance, is approximately $160 million. According to our modeling, there is a one percent chance that on an annual basis losses incurred from a Southeast U.S. hurricane event could be in excess of $160 million. Conversely, there is a 99% chance that on an annual basis the loss from a Southeast U.S. hurricane will fall below $160 million.
PMLs are based on results of stochastic models that consider a wide range of possible events, their losses and probabilities. It is important to consider that an actual event does not necessarily resemble one of the stochastic events and the specific characteristics of an actual event can lead to substantial differences between actual and modeled losses.
We have developed our PML estimates by combining judgment and experience with the outputs from the catastrophe model, commercially available from Verisk Analytics, Inc., that we also use for pricing catastrophe risk. This model covers the major peril regions where we face potential exposure. Additionally, we have included our estimate of non-modeled perils and other factors, that we believe provides us with a more complete view of catastrophe risk.

Our PML estimates are based on assumptions that are inherently subject to significant uncertainties and contingencies. These uncertainties and contingencies can affect actual losses and could cause actual losses to differ materially from those expressed above. We aim to reduce the potential for model error in a number of ways, the most important of which is by ensuring that management’s judgment supplements the model outputs. Models are continuously validated at the line of business and at a group level by our exposure management center of excellence. These validation procedures include sensitivity testing of models to understand their key variables and, where possible, back testing the model outputs to actual results.
Estimated net losses from peak zone catastrophes may change from period to period as a result of several factors, that include but are not limited to, updates to vendor catastrophe models, changes to internal view of risk, underwriting portfolios, reinsurance purchasing strategy and foreign currency exchange rates.

Man-Made Catastrophes
Consistent with our management of natural peril catastrophe exposures, we take a similarly focused and analytical approach to the management of man-made catastrophes. Man-made catastrophes, which include such risks as train collisions, airplane crashes or terrorism, and other intentionally destructive acts, including cyber-attacks, are harder to model in terms of assumptions regarding intensity and frequency. For these risks we couple commercially available vendor models with our bespoke modeling and underwriting judgment and expertise. This allows us to take advantage of business opportunities related to man-made catastrophe exposures particularly where we can measure and limit the risk sufficiently as well as obtain risk-adequate pricing.
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
Reserving Risk
The estimation of loss reserves is subject to uncertainty as the settlement of claims is dependent on future events and developments. There are many factors that would cause loss reserves to increase or decrease, which include, but are not limited to emerging claims and coverage issues, changes in the legislative, regulatory, social and economic environment and unexpected changes in loss inflation. The estimation of loss reserves could also be adversely affected by the failure of our loss limitation strategy and/or the failure of models used to support key decisions.
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
Environmental risk and sustainability have become major topics that encompass a wide range of issues, including climate change and other environmental risks. In line with our strategy, we have put in place several measures to identify, assess, manage, and monitor potential exposure to climate risks, for example physical, transition and liability risks.
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
Through asset-liability management, we aim to ensure that market risks influence the economic value of our investments and our loss reserves and other liabilities in the same way, thus mitigating the effect of market fluctuations. For example, we reflect important features of our liabilities, such as maturity patterns and foreign currency structures, on the asset side of the balance sheet by acquiring investments with similar characteristics.

We supplement our asset-liability management with various internal policies and limits. As part of our strategic asset allocation process, different strategic asset classes are simulated and stressed to evaluate the 'optimal' frontier, given return objectives and risk constraints. Our investments team manages asset classes to control aggregation of risk and provide a consistent approach to constructing portfolios and the selection process of external asset managers. We have limits on the concentration of investments by single issuers and certain asset classes, and we limit the level of illiquid investments (refer to 'Liquidity Risk' below).
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
We mitigate foreign currency risk by seeking to match our estimated insurance and reinsurance liabilities payable in foreign currencies with assets, including cash and investments that are denominated in the same foreign currencies. Where necessary, we use derivative financial instruments for economic hedging purposes. For example, in certain circumstances, we use foreign exchange forward contracts to economically hedge portions of our unmatched foreign currency exposures.
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
We distinguish between various forms of credit exposure including the risk of issuer default from instruments in which we invest, such as corporate bonds, counterparty exposure in a direct contractual relationship, such as reinsurance or loss portfolio transfers, the credit risk related to our premium balances receivable, including those from brokers and other intermediaries, and the risk we assume through our insurance contracts, such as our credit and political risk, and credit and surety lines of business.
Credit Risk Aggregation
Refer to Item 8, Note 12 to the Consolidated Financial Statements 'Commitment and Contingencies' – Concentration of Credit Risk – Credit Risk Aggregation
Credit Risk Relating to Cash and Investments
Refer to Item 8, Note 12 to the Consolidated Financial Statements 'Commitment and Contingencies' – Concentration of Credit Risk – Cash and Investments
Credit Risk Relating to Reinsurance Recoverables
Refer to Item 8, Note 12 to the Consolidated Financial Statements 'Commitment and Contingencies' – Concentration of Credit Risk – Reinsurance Recoverable on Unpaid and Paid Losses and Loss Expenses

Credit Risk Relating to Premium Balances Receivable

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

In addition, we provide surety bonds to large corporate and commercial clients, and to mid to large sized construction clients.

We provide reinsurance of credit, political risk and surety bond insurers exposed to the risks of financial loss arising from non-payment of trade receivables or other credit obligations covered by a policy (credit insurance) or non-performance of obligations (surety). Our credit reinsurance exposures are concentrated within developed economies, our political risk exposures are concentrated in developing economies and our surety bond exposures are concentrated in Latin America and developed economies. Surety reinsurance provides protection for losses arising from a broad array of surety bonds issued by insurers to satisfy regulatory demands, contract and commercial obligations in a variety of jurisdictions around the world. We provide coverage to the mortgage industry through insurance and reinsurance of mortgage insurance companies, U.S. government-sponsored entity credit risk sharing transactions, and other mortgage market participants. We focus on credit risk transfer from Federal Home Loan Mortgage Corporation and Federal National Mortgage Association, in the single-family, fixed rate, conforming mortgage space. We also provide this cover globally in a select number of developed countries. These entities seek to manage their credit risk exposure emanating from defined pools of mortgage loans. Our exposure to credit risk (credit, surety and mortgage) is monitored and managed through robust underwriting within defined parameters for credit quality and concentration, continuous monitoring of the housing and credit markets, as well as limits on our PML resulting from a severe economic downturn.
Operational Risk
Operational risk represents the risk of loss as a result of inadequate processes, system and network failures, human error or external events, including but not limited to direct or indirect financial loss, reputational damage, customer dissatisfaction, and legal and regulatory penalties.
Group Risk is responsible for coordinating and overseeing a group-wide framework for monitoring operational risk management. As part of this oversight, we facilitate the identification, assessment and management of key operational risks through several processes, risk assessments, operational risk events and various stress testing exercises.

We manage transaction type operational risks through the application of process controls throughout our business. The Risk Register is used as a detailed repository of each of the key drivers of risk the company is exposed to, along with the key controls and Key Risk Indicators ("KRIs") that are in place to maintain the level of risk within the defined risk appetite. There is a quarterly certification process, whereby control owners confirm the performance of the controls and identify any issues to be followed up. Risk assessments are undertaken annually to test and verify the accuracy and completeness of the mitigation measures in place.
We also maintain an operational risk event database (containing both actual events as well as near misses) to help us monitor and analyze potential operational risk issues, identify any trends, and, where necessary, put in place improvement actions to avoid occurrence or recurrence of operational events.
We supplement this with thematic deep dive reviews to identify the key drivers of risk and review and challenge the appropriateness of current mitigation strategies and make recommendations for improvement.
We have specific processes and systems in place to focus on high priority operational matters, such as managing business resilience, information security, and third-party vendor risk, which are described below:
•Major failures and disasters that could cause a severe disruption to working environments, facilities, and personnel, represent a significant operational risk to our business. Our Business Continuity Management framework strives to protect critical business services and the functions that support these business services from these effects to enable us to carry out our core tasks on time and at the quality required.
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
Capital Management
Our capital management strategy is to maximize long-term shareholder value by, among other things, optimizing capital allocation and minimizing our cost of capital. We manage our capital in accordance with our Capital Management Policy. We hold an adequate level of capital for business and investment opportunities as well as risk and shock events. We ensure our capital levels satisfy our minimum solvency targets including our own view of risk from our internal capital model and regulatory and rating agency capital requirements, which are described below:
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

Our capital management strategy identifies the point at which management needs to consider raising capital, amending our business plan or executing capital management activities well before capital approaches the minimum requirements ("early warning indicator"). This allows us to take appropriate measures to ensure the continued strength and appropriateness of our capital and solvency positions, and enables us to take advantage of opportunities as they arise. Such measures are performed as and when required and include traditional capital management tools (e.g., dividends, share buy-backs, issuance of shares or debt) or through changes to our risk exposure (e.g., recalibration of our investment portfolio or changes to our reinsurance purchasing strategy).
We also consider an amount of capital beyond which capital could be considered "excess". Where we do not find sufficiently attractive opportunities and returns for our excess capital, we may return capital to our shareholders through share repurchases and/or dividends. In doing so, we seek to maintain an appropriate balance between higher returns for our shareholders and the security provided by a sound capital position.

ITEM 1A.    RISK FACTORS

Insurance Risk
Insurance risk is the inherent uncertainty as to the occurrence, amount and timing of insurance and reinsurance liabilities transferred to us through the underwriting process.
The insurance and reinsurance business is historically cyclical, and we expect to experience periods with excess underwriting capacity and unfavorable premium rates.
The insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excess underwriting capacity, as well as periods when shortages of capacity permit favorable premium levels. An increase in premium rates is often followed by an increased supply of insurance and reinsurance capacity, via capital driven by new entrants, new capital market instruments and structures and/or the commitment of additional capital by existing insurers and reinsurers. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms, increased expenses for customer acquisition and retention, and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance and reinsurance business significantly, which in turn could affect our business, results of operations or financial condition.
Our results of operations, financial condition or liquidity could be adversely affected by the occurrence of natural and man-made disasters, as well as outbreaks of pandemic or contagious diseases.
We have exposure to unexpected losses resulting from natural disasters, man-made catastrophes and other catastrophe events predominantly in our insurance business. Catastrophes can be caused by various events, including hurricanes, typhoons, earthquakes, tsunamis, hailstorms, floods, severe winter weather, fires, drought and other natural disasters and outbreaks of pandemic or contagious diseases. Catastrophes can also be man-made, such as terrorist attacks and other intentionally destructive acts, including those involving nuclear, biological, chemical or radiological events, cyberattacks and other data security incidents, explosions and infrastructure failures. The incidence and severity of catastrophes are inherently unpredictable and losses from catastrophes could be substantial.
Increases in the values and concentrations of insured property, particularly in coastal regions, and increases in the cost of construction materials required to rebuild affected properties, may continue to increase the impact of natural catastrophe events. Changes in global climate conditions may further increase the frequency and severity of natural catastrophe activity and losses. Secondary perils, for example severe convective storms, may also become increasingly impactful. Similarly, changes in global political and economic conditions may increase both the frequency and severity of man-made catastrophe events. Our business also has exposure to global or nationally occurring pandemics caused by highly infectious and potentially fatal diseases. The impact of catastrophe events in years 2024, 2023 and 2022 included the recognition of the net losses and loss expenses of:
•$226 million, in the aggregate, primarily related to Hurricanes Milton, Helene, and Beryl, and the Red Sea Conflict in 2024;
•$138 million, in the aggregate, primarily related to Cyclone Gabrielle and other weather-related events in 2023; and
•$403 million, in the aggregate, primarily related to Hurricane Ian, the Russia-Ukraine war, Winter Storm Elliot, June European Convective Storms, and the COVID-19 pandemic in 2022.

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
Risks from cybersecurity threats and other data security incidents are dynamic and fast evolving, and could be exacerbated by geopolitical tensions, including hostile actions taken by nation-states and terrorist organizations. There is a risk that increases in the frequency and severity of cybersecurity incidents affecting us, our clients, or our third-party service providers could materially adversely affect our results of operations, financial condition or liquidity. The losses incurred from these risks are also dependent on our clients’ and our third-party service providers' cybersecurity practices and defenses, as well as how policy terms and conditions interact with the evolving threat landscape. In addition, our exposure to cybersecurity incidents potentially includes exposure through "non-affirmative" coverages, meaning risks and potential losses associated with policies where cybersecurity risk is not explicitly included or excluded in the policy terms and conditions. As this is a relatively new risk, even in cases where losses from cybersecurity incidents are explicitly excluded, there can be no assurance that a court or arbitration panel will interpret policy language in line with the intention of the exclusion.
We could face losses from war, terrorism, political unrest, and geopolitical uncertainty, and these or other unanticipated losses could have an adverse effect on our results of operations, financial condition or liquidity.
We have exposure to losses, both through underwriting and investments, resulting from acts of terrorism, political unrest and geopolitical instability, including, but not limited to, events related to Russia’s invasion of Ukraine, the conflict in the Middle East and in many regions of the world. Russia’s invasion of Ukraine is having a profound impact on energy markets, particularly in Europe, which is impacting and may continue to impact economic conditions and investment returns. In certain instances, we specifically insure and reinsure risks resulting from acts of terrorism. Even in cases where we attempt to exclude losses from terrorism and certain other similar risks from some coverages written by us, there can be no assurance that a court or arbitration panel will interpret policy language or otherwise issue a ruling favorable to us. Accordingly, we can offer no assurance that our loss reserves will be adequate to cover losses should they materialize beyond expectation.

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
Our credit and political risk line of business also provides non-payment coverage on specific loan obligations. We insure sovereign non-payment and corporate non-payment as a result of commercial as well as political risk events. The vast majority of the corporate non-payment credit insurance provided is for single-named illiquid risks, primarily in the form of senior bank loans that can be individually analyzed and underwritten. Generally, we do not underwrite insurance for structured finance products that would expose us to mark-to-market losses. In addition, our credit insurance contracts typically do not include terms which would introduce liquidity risk, most notably in the form of a collateralization requirement upon a ratings downgrade. We also manage our exposure by, among other things, setting credit limits by country, region, industry and individual counterparty, and regularly reviewing our aggregate exposures. However, due to globalization, political instability in one region can spread to other regions. Geopolitical uncertainty regarding a variety of domestic and international matters, such as the U.S. political and regulatory environment and the potential for default by U.S., Canadian or by one or more European sovereign debt issuers, could have a material adverse effect on our results of operations, investment portfolio, financial condition or liquidity.

We may be adversely impacted by economic and social inflation.
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
We are potentially exposed to different aspects of climate risk, specifically, physical, credit, investment, liability and transition risks, as a result of climate change.
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
Additionally, catastrophic events and the effects of climate change could result in increased credit exposure to reinsurers and other counterparties with whom we transact business, declines in the value of investments we hold and disruptions to our physical infrastructure, systems, networks and operations.
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
There is additionally a risk that certain elements of our business cease to be viable as a result of climate change transition risks, which relate to losses driven by policy, legal, technological, and market changes to address climate risks and include changes in consumer behavior, shareholder preferences, and any additional regulatory and legislative requirements, such as carbon taxes. Through its fossil fuel policy, AXIS Capital has committed to fully phasing out thermal coal from its insurance and facultative reinsurance portfolios no later than 2030 in OECD countries and 2040 globally. Additionally, by the end of 2025, AXIS Capital has committed to phasing out any existing investments in companies in the thermal coal or oil sands industries that exceed its policy thresholds in its fossil fuel policy. If we are unable to achieve our objectives relating to climate change or our current response to climate change is perceived to be ineffective or insufficient, or the way we respond is perceived negatively, our business and reputation may suffer. In addition, there remains a risk that our financial condition or operating performance may be impacted by changes in our business model arising from climate change transition and by the performance of strategies we put in place to manage this transition.
We are also subject to complex and changing laws, regulations and public policy debates relating to climate change and other environmental risks, including overlapping, yet distinct, climate change-related disclosure requirements in multiple jurisdictions. These are difficult to predict and quantify, may conflict with one another, and may impose additional costs on us, which in turn could have an adverse impact on our business. The introduction of the Corporate Sustainability Reporting Directive ("CSRD") together with the EU Taxonomy Regulation, are the central components of the sustainability reporting requirements underpinning the EU’s sustainable finance strategy. CSRD requires disclosures against the European Sustainability Reporting Standards ("ESRS") and EU Taxonomy. We are required to collect a substantial amount of data across the organization to enable our reporting against CSRD requirements and this is likely to incur additional costs.
While the Securities and Exchange Commission (SEC) Climate Regulations (issued March 6th 2024) have been paused, there is potential for additional disclosure requirements should these be implemented. There is also a risk that, should the SEC move forward with its additional climate disclosure requirements, that regulators in certain states may develop their own enhanced reporting requirements. Changes in regulations relating to climate change or our own leadership decisions implemented as a result of assessing the impact of climate change on our business may result in an increase in the cost of doing business or a decrease in premiums.
The effects of emerging claim and/or coverage issues on our business are uncertain.
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
While we believe that loss reserves at December 31, 2024 are adequate, new information, events or circumstances, may lead to future developments in ultimate losses being significantly greater or less than the loss reserves currently provided. The actual final cost of settling claims outstanding at December 31, 2024, as well as claims expected to arise from the unexpired period of risk, is uncertain. There are many factors that would cause loss reserves to increase or decrease, which include, but are not limited to, changes in claim severity, changes in the expected level of reported claims, judicial action changing the scope and/or liability of coverage, changes in the legislative, regulatory, social and economic environment and unexpected changes in loss inflation.
When establishing our single point best estimate of loss reserves at December 31, 2024, management considered actuarial estimates and applied informed judgment regarding qualitative factors that may not be fully captured in actuarial estimates. Such factors included, but were not limited to, an examination of trend assumptions, the timing of the emergence of claims, volume and complexity of claims, current social and judicial trends, potential severity of individual claims and the extent of internal historical loss data versus new industry information.
Changes to previous estimates of prior year loss reserves can adversely impact the reported calendar year underwriting results if loss reserves prove to be insufficient, or can favorably impact reported results if loss reserves prove to be higher than actual claim payments. If net income is insufficient to absorb a required increase in loss reserves, we would incur a net loss and could incur a reduction in capital.

The failure of our loss limitation strategy could have a material adverse effect on our results of operations, financial condition or liquidity.
We seek to mitigate loss exposure through multiple methods. For example, we write a number of reinsurance contracts on an excess of loss basis. Excess of loss reinsurance indemnifies the reinsured for losses in excess of a specified amount. We generally limit the line size for each client and line of business on our insurance business and purchase reinsurance for many of our lines of business. In the case of proportional reinsurance treaties, we seek per occurrence limitations or losses and loss expenses ratio caps to limit the impact of losses from any one event. In proportional reinsurance, the reinsurer shares a proportional part of the premiums and losses of the reinsured. On an account by account basis, we may also put in place facultative reinsurance to limit specific exposures. We also seek to limit our loss exposure through geographic diversification. Geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone’s limits. In addition, various provisions of our insurance policies and reinsurance contracts, such as limitations or exclusions from coverage or choice of forum negotiated to limit our risks, may not be enforceable in the manner we intend. We cannot be sure that these loss limitation methods will effectively prevent a material loss exposure, which could have a material adverse effect on our results of operations, financial condition or liquidity.
If we choose to purchase reinsurance, we may be unable to do so on favorable terms or at all.
We purchase reinsurance for our insurance and reinsurance operations in order to mitigate the volatility of losses on our financial results. From time to time, market conditions have limited, and in some cases have prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance that they consider adequate for their business needs. There is no guarantee that our desired amounts of reinsurance or retrocessional reinsurance will be available in the marketplace in the future. In the current environment, our ability to renew our current reinsurance or retrocessional reinsurance arrangements or obtain desired amounts of new or replacement coverage on favorable terms may be substantially reduced as a result of the impact of inflation, industry catastrophic losses to reinsurer capital and the appetite for certain lines of business. In addition to capacity risk, the remaining capacity may not be on terms we deem appropriate or acceptable or with companies with whom we want to do business. If we are unable to renew our current reinsurance or retrocessional reinsurance or purchase new or replacement coverage on favorable terms or at all, the amount of business we are willing to write may be limited or our protection from losses due to large loss events may be materially reduced.
We utilize models to assist our decision making in key areas such as underwriting, reserving, investment management, capital assessment, risk management, reinsurance purchasing and the evaluation of our catastrophe risk, and we could be adversely impacted if these models are inadequate or unfit for the purpose for which they are being used.
We employ various modeling techniques (for example, scenarios, predictive, stochastic and/or forecasting) to analyze and estimate exposures and risks associated with our assets and liabilities. We utilize modeled outputs and related analyses to assist us in decision-making, for example, related to underwriting and pricing, reserving, investment, capital assessment, risk management, reinsurance purchasing and the evaluation of our catastrophe risk through estimates of probable maximum losses, or "PMLs". The modeled outputs and related analyses, both from proprietary and third-party models, are subject to various assumptions, professional judgment, uncertainties and the inherent limitations of any statistical analysis, including the use and quality of historical internal and industry data. These models may turn out to be inadequate representations of the underlying subject matter, including as a result of inaccurate inputs or application thereof (whether due to data error, human error or otherwise). Further, to the extent we incorporate automation and machine learning as part of our modeling process, this may lead to heightened risk. Consequently, actual losses from loss events, whether from individual components (for example, wind, flood, earthquake, etc.) or in the aggregate, may differ materially from modeled results. If, based upon these models or other factors, we misprice our products or underestimate the frequency and/or severity of loss events, our results of operations, financial condition or liquidity may be adversely affected. In addition, PMLs are based on results of stochastic models that consider a wide range of possible events, their losses and probabilities. It is important to consider that stochastic events are not an exact representation of actual events. Thus, an actual event does not necessarily resemble one of the stochastic events, and the specific characteristics of the actual event can lead to substantial differences between actual and modelled losses.

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
The insurance/reinsurance industry is highly competitive. We compete on an international and regional basis with major U.S., Bermuda, European and other international insurers and reinsurers, including Lloyd's syndicates, some of which have greater financial, marketing and management resources. We also compete with new companies that enter the insurance/reinsurance markets. In addition, capital market participants have created alternative products that are intended to compete with insurance and reinsurance products. New and alternative capital inflows in the insurance/reinsurance industry and the retention by insured and cedants of more business may cause an excess supply of insurance and reinsurance capital. There has been a large amount of merger and acquisition activity in the insurance/reinsurance sector in recent years, which may continue. We may experience increased competition as a result of that consolidation with consolidated entities having enhanced market power. Increased competition could result in fewer submissions, lower premium rates, less favorable policy terms and conditions and greater costs of customer acquisition and retention. If industry pricing does not meet our hurdle rate, we may reduce our future underwriting activities. These factors could have a material adverse effect on our growth and profitability.
The insurance industry is undergoing extensive technological change. There is increasing focus by traditional insurance industry participants, technology companies, including new insurance technology companies ("InsurTech") and others, on using technology and innovation (including artificial intelligence, digital platforms, data analytics, and robotics) to disrupt and/or enhance current business models and operations. This includes market-wide enabling technology initiatives (e.g., Blueprint 2 in the London Market). If we do not adapt to these technological changes, it could harm our ability to compete, which could have a material adverse impact on our growth or profitability.
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
The global economic environment continues to be impacted by inflationary pressures; fiscal or monetary policies; uncertainty concerning the future path of interest rates; the effect of social, economic, and political conditions and geopolitical events, including as a result of changes in U.S. presidential administrations or Congress; the implementation of tariffs and other protectionist trade policies; and the possibility of a recession, government shutdowns, debt ceilings, and funding. During 2022 and the first half of 2023, inflation reached and stayed unusually high in many parts of the world, and central banks in the U.S. and other countries raised interest rates to counter inflation by slowing economic activity. Uncertainty and market turmoil has affected and may in the future affect, among other aspects of our business, the demand for and claims made under our products, the ability of customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance and portfolio. We also provide coverage to the mortgage industry through insurance and reinsurance of mortgage insurance companies and U.S. government sponsored entity credit risk sharing transactions, and deteriorating economic conditions could cause mortgage insurance losses to increase and adversely affect our results of operations or financial condition.
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

New regulations relating to the U.K.'s withdrawal from the EU could adversely affect us.
In January 2020, the U.K. ceased to be a member of the EU ("Brexit"). AXIS Specialty Europe SE accesses the U.K. market through a third country branch in the U.K. In February 2023, the European Insurance and Occupational Pensions Authority ("EIOPA") published a Supervisory Statement on governance of third country branches. Although this Supervisory Statement is directed towards national supervisory authorities, it does set out how EIOPA expects third country branches to be supervised across the EU. In Ireland, the Central Bank of Ireland ("CBI") has published its response to this Supervisory Statement and made its expectations of the insurers clear. In line with this Supervisory Statement, AXIS Specialty Europe SE is required to demonstrate, at all times, an appropriate level of corporate substance in Ireland proportionate to the nature, scale and complexity of its business.
Lloyd’s accesses the EU market through its Belgium based insurance company, Lloyd’s Insurance Company S.A., which has a third country branch in the U.K. In Belgium, the National Bank of Belgium has not yet made any public announcement regarding the EIOPA Supervisory Statement. As Lloyd's is a key platform for AXIS, a change to the status quo by the National Bank of Belgium could impact Lloyd’s Insurance Company S.A., and consequently AXIS Managing Agency. This would potentially limit AXIS' ability to access the EEA market through the Lloyd's platform. We continue to monitor this situation closely.
Since we depend on a few brokers for a large portion of our revenues, loss of business provided by any one of them could have a material adverse effect on our business.
We market our insurance and reinsurance products worldwide primarily through insurance and reinsurance brokers and derive a significant portion of our business from a limited number of brokers. Aon plc, Marsh & McLennan Companies, Inc. and Arthur J. Gallagher & Co., provided 38% of gross premiums written in 2024. Our relationships with our brokers are based on the quality of our underwriting and claims services, as well as our financial strength ratings. Any deterioration in these factors could result in the brokers advising our clients to place their business with other insurers and reinsurers. In addition, our brokers also have, or may in the future acquire, ownership interests in insurance and reinsurance companies that may compete with us. These brokers may then favor their own insurers and reinsurers over other companies. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.
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
Our success depends on our ability to retain our existing key executives and to attract, hire and retain additional qualified personnel. There is significant competition from within the insurance industry and from businesses outside the industry for exceptional employees, especially in key positions. Our competitors may be able to offer a work environment with higher compensation or more opportunities. Any new personnel we hire may not be or become as productive as we expect, as we may face challenges in adequately or appropriately integrating them into our workforce and culture. Our effort to retain and develop personnel may also result in significant additional expenses, which could adversely affect our profitability. The loss of any of our key executives or the inability to attract, hire and retain senior management and other highly qualified personnel (whether as a result of an insufficient number of qualified applicants, difficulty in recruiting new employees, or inadequate resources to train, integrate, and retain qualified employees) could adversely affect our ability to conduct our business. Changes to or turnover among senior management or key executives could disrupt the Company’s strategic focus and operational capabilities. Unexpected or abrupt departures may result in the failure to effectively transfer roles, responsibilities, and institutional knowledge and may impede our ability to act quickly and efficiently in executing our business strategy as we devote resources to recruiting new personnel or transitioning existing personnel to fill those roles. Moreover, changes in local employment legislation, taxation and the approach of regulatory bodies to compensation practices within our operating jurisdictions may impact our ability to recruit and retain qualified personnel or the cost to us of doing so. In addition, health emergencies or pandemics could impact our ability to attract and retain key personnel. There can be no assurance that we will be successful in identifying, hiring or retaining successors on terms acceptable to us.
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
Investors, customers, regulators, policymakers and other stakeholders have placed increased importance on environmental, social and governance ("ESG") practices and disclosures. Certain institutional investors, investor advocacy groups, investment funds, creditors and other influential financial markets participants have become increasingly focused on companies' ESG practices and disclosures in evaluating their investments and business relationships. The heightened and sometimes conflicting stakeholder focus on ESG issues related to our business requires the continuous monitoring of various and evolving laws, regulations, standards and expectations and the associated reporting requirements.

In addition, regulators have adopted and likely will continue to adopt pro- or anti-ESG-related rules and guidance, which may conflict with one another and impose additional costs on us. Pressure from key stakeholders to comply with additional voluntary ESG-related initiatives or frameworks could also require us to make substantial investments in ESG matters, which could impact the results of our operations. ESG encompasses a wide range of issues, including climate change and other environmental risks, inclusion and governance standards. We cannot predict whether our business decisions, business strategy and disclosures relating to ESG issues will meet the expectations or requirements of relevant stakeholders, including certain key institutional shareholders. In the event that we publicly disclose, voluntarily or otherwise, certain goals or initiatives regarding ESG matters, we could fail, or we could be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. This could result in adverse publicity, reputational harm, or loss of customer and/or investor confidence, which could adversely affect our business and results of operations.
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
Fixed maturities, which represent 84% of our total investments and 70% of total cash and investments at December 31, 2024, may be adversely impacted by changes in interest rates or credit spreads. Increases in yields could cause the fair value of our investment portfolio to decrease, resulting in a lower book value (refer to Item 7A 'Quantitative and Qualitative Disclosure About Market Risk' for further details) and capital resources. A decline in yields may result in reductions in our investment income as new funds and proceeds from sales and maturities of fixed income securities are reinvested at lower rates. This reduces our overall future profitability. Interest rates and credit spreads are highly sensitive to many factors, including governmental and central bank monetary policies, inflation, domestic and international economic and political conditions, corporate profitability and other factors beyond our control.
Our portfolios of "other investments" and equity securities expose us to market price variability, driven by a number of factors outside of our control including, but not limited to, global equity market performance. Given our reliance on external investment managers, we are also exposed to operational risks, which may include, but are not limited to, a failure to follow our investment guidelines, technological and staffing deficiencies and inadequate disaster recovery plans.
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
Our reporting currency is the U.S. dollar. However, a portion of gross premiums are written and ceded in currencies other than the U.S. dollar and a portion of gross and ceded loss reserves are in currencies other than the U.S. dollar. In addition, a portion of our investment portfolio is denominated in currencies other than the U.S. dollar. We may in the future experience losses or gains resulting from fluctuations in the values of these non-U.S. currencies. Although we manage our foreign currency exposure through matching of our major foreign-denominated assets and liabilities, as well as through use of currency derivatives, there is no guarantee that we will successfully mitigate our exposure to foreign exchange losses due to unfavorable currency fluctuations. If we fail to manage our foreign currency exposures or experience unfavorable currency fluctuations due to factors such as political unrest, sovereign debt concerns, inflation or other macro-economic factors in jurisdictions in which we operate our results of operations could be materially adversely impacted.
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
Additionally, we have access to diverse funding sources to cover contingencies. Funding sources include asset sales and external debt issuances, and we may seek to establish additional borrowing facilities to cover such contingencies. We conduct stress tests to ensure the sufficiency of these funding sources in extreme scenarios. However, there remains a risk that in certain circumstances, our results of operations or financial condition may be adversely impacted by our inability to access appropriate liquidity or the cost of doing so.
Credit Risk
Credit risk represents the risk of incurring financial loss due to the diminished creditworthiness (reduced financial strength and, ultimately, possibly default) and concentration of our third-party counterparties (refer to 'Market Risk' above for a discussion of credit risk as it relates to the investment portfolio).
If we successfully purchase reinsurance or execute portfolio transactions, we may be unable to collect amounts due to us.
A reinsurer’s insolvency, or inability or refusal to make payments under the terms of its reinsurance agreement with us, could have a material adverse effect on our business because we remain liable to the insured. We face counterparty risk whenever we purchase reinsurance or retrocessional reinsurance, or enter into loss portfolio transactions. Inflation and industry catastrophic losses have heightened this risk as counterparties experience economic strains and uncertainty. Consequently, the insolvency, inability or unwillingness of any of our present or future reinsurers to make timely payments to us under the terms of our reinsurance or retrocessional agreements or portfolio transactions contracts could have a material adverse effect on our results of operations, financial condition, or liquidity. Collateralization of reinsurance obligations is an important tool that we employ to mitigate credit risk, however residual risk remains.
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

Operational Risk
Operational risk represents the risk of loss as a result of inadequate processes, system and network failures, human error or external events, including but not limited to direct or indirect financial loss, reputational damage, customer dissatisfaction, and legal and regulatory penalties.
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
Further, we have launched a strategic initiative aimed at improving our operating model. The 'How We Work' program is driving and overseeing the changes being made across the organization to build momentum and establish AXIS as an efficient and sustainable organization. These changes could result in heightened operational risk as the business adapts to new ways of working.
If we experience difficulties with technology and/or data security, our ability to conduct our business might be adversely affected.
While technology can streamline many business processes and ultimately reduce the cost of operations, technology initiatives present certain risks. Our business is dependent upon our employees’ and outsourcers’ ability to perform, in an efficient and uninterrupted fashion, necessary business functions such as processing policies and paying claims. A shutdown or inability to access one or more of our outsourcers' facilities, a power outage, or a failure of one or more of our outsourcers' information technology, telecommunications or other systems and networks could significantly impair our ability to perform such functions on a timely basis. If sustained or repeated, such a business interruption, system failure or service denial could result in a deterioration of our ability to write and process business, provide customer service, pay claims in a timely manner or perform other necessary business functions. Our robust business continuity plan, which addresses the risk of such business interruption, system or network failure or service denial, with input from both internal and external stakeholders, may be inadequate and our systems and networks may still be impacted. Unauthorized access to our systems and networks, computer viruses, deceptive communications (such as phishing attacks), malware, hackers and other cybersecurity threats and external hazards, including catastrophe events, could expose us to data loss, damages, interruptions or delays in our business, remediation costs, claims, and damage to our reputation.
Any of these eventualities could result in a material and adverse effect on our business, results of operations and financial condition.

Like other global companies, we are regularly the target of attempted cyberattacks and other data security threats and must continuously monitor and develop our information technology systems, networks and infrastructure to prevent, detect, address and mitigate the risk of threats to our data, systems, and networks. These cyberattacks and other data security incidents have included, or may in the future include: viruses, malware or other malicious code, ransomware, software bugs, deceptive social engineering campaigns (also known as "phishing" or "spoofing"), credential stuffing, account takeovers, loss or theft of assets, employee errors or malfeasance, third-party errors or malfeasance, as well as system and network failures and other similar security events, which could result in the loss of, unauthorized access to or disclosure of, or the misuse or misappropriation of, confidential, personal, proprietary or other information.
Over time, and particularly recently, the sophistication and frequency of these threats continues to increase, and may be difficult to detect for long periods of time. For example, cyberattacks may be conducted by organized groups and individuals with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” terrorists, nation states, nation-state supported actors and others While administrative and technical controls, along with other preventive actions, may reduce the risk of cyberattacks and other data security incidents and protect our information technology, they may be insufficient to thwart cyberattacks and/or prevent other data security breaches to our systems or networks. Moreover, we may be unable to anticipate these threats or react in a timely manner. As these threats continually evolve, we may be required to devote substantial additional resources to modify or enhance our information security systems and networks and our cybersecurity program.
While we generally perform cybersecurity diligence on our key service providers, we do not control our service providers and our ability to monitor their cybersecurity is limited. Some of our service providers may store or have access to our data and may not have effective controls, processes, or practices to protect our information from loss, unauthorized disclosure, unauthorized use or misappropriation. A vulnerability in our service providers’ software or systems, a failure of our service providers’ safeguards, policies or procedures, could result in a cyberattack or other data security incident which could harm our business.
While we have not experienced a material cybersecurity incident, to the extent any such incident results in a loss or damage to our data, or inappropriate disclosure of our confidential, personal, proprietary or other information or that of others, it could impact our operations, cause significant damage to our reputation, affect our relationships with our customers and clients, lead to claims against us under various data privacy laws, result in regulatory action, fines, damages, injunctions, or penalties and ultimately have a material adverse effect on our business or operations.
We also operate in a number of jurisdictions with strict data protection privacy, cybersecurity and other related laws, which could be violated in the event of a cybersecurity incident, or by personnel. Failure to comply with these obligations, including a failure to make adequate or timely disclosure to the public, regulators, or law enforcement agencies following any such incident, can give rise to monetary fines and other penalties that could be material.
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
Compliance with data protection, privacy and cybersecurity laws and regulations governing the processing of personal information is a legal requirement, and non-compliance may impede our services or result in increased costs. Failure to comply could result in material fines and/or penalties imposed by data protection and/or financial services regulators. In addition, any data breach may have an adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences.
Our business relies on the processing of data, including personal information, in many jurisdictions and the movement of such data across national borders. The collection, storage, handling, disclosure, use, transfer, security and other processing of personal information that occurs in connection with our business is subject to federal, state, local and foreign data protection and privacy laws, regulations, rules, industry standards and other obligations. These legal requirements are not uniform and continue to evolve, and regulatory scrutiny in this area is increasing around the world. In many cases, these laws and regulations apply not only to third-party transactions, but also to transfers of information within the Group. Data protection, privacy and cybersecurity laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements.
In Europe, the U.K., and Switzerland, there are data protection laws that have extra-territorial effect. These data protection laws require compliance by all companies that process data of EU, U.K., and Swiss citizens, regardless of the company’s location, and also impose obligations on companies processing data of non-E. citizens. The data protection laws also impose requirements regarding the processing of personal data and confers rights on data subjects, including rights of access to their personal data, deletion of their personal data, the "right to be forgotten" and the right to "portability" of personal data.
We also need to comply with data protection laws in the U.S and Canada. In the U.S., there continue to be many changes in the data protection and privacy landscape. As states continue to focus on data protection, our compliance burden may increase.
Further, while we strive to publish and prominently display privacy policies that are accurate, comprehensive, and compliant with applicable laws, regulations, rules and industry standards, we cannot ensure that our privacy policies and other statements regarding our practices will be sufficient to protect us from claims, proceedings, liability or adverse publicity relating to data protection, privacy or cybersecurity. Although we endeavor to comply with our privacy policies, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other documentation that provide promises and assurances about data protection, privacy and cybersecurity can subject us to potential government or legal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Any concerns about our data protection, privacy and cybersecurity practices, even if unfounded, could damage our reputation and adversely affect our business.
Compliance with obligations imposed by data protection, privacy, and cybersecurity legislation, including Bermuda’s Personal Information Protection Act and Quebec’s Law 25, requires investment in appropriate technical or organizational measures designed to safeguard the rights and freedoms of data subjects. Such investment may result in significant costs to our business and may require us to modify certain of our business practices. In addition, enforcement actions, investigations and the imposition of substantial fines and penalties by regulatory authorities as a result of data security incidents and privacy violations have increased dramatically over the past several years. The enactment of more restrictive laws, rules, regulations or future enforcement actions or investigations could impact us through increased costs or restrictions on our business, and noncompliance could result in regulatory penalties and significant legal liability.
Any failure or perceived failure by us to comply with applicable data protection, privacy and cybersecurity laws, regulations, rules, industry standards and other obligations, or compromise of security that results in unauthorized access to, or unauthorized loss, destruction, use, modification, acquisition, disclosure, release or transfer of personal, sensitive, confidential or other client or Company information, could subject us to increased costs or restrictions on our business, future enforcement actions or investigations, regulatory penalties, claims, fines, criminal prosecution, judgments, awards, sanctions, monetary damages, costly litigation (including class actions) and significant legal liability. Such events could also result in negative publicity and damage to our reputation, distract our management and technical personnel, adversely affect the demand for our products and services and cause us to lose business, which could therefore have a material adverse effect on our results of operations or financial condition.

Our insurance and reinsurance subsidiaries are subject to supervision and regulation. Changes to existing regulation and supervisory standards, or failure to comply with them, could have an adverse effect on our business, results of operations and financial condition, or result in negative publicity, reputational damage or harm to our relationships.

Our insurance and reinsurance subsidiaries conduct business globally and are subject to varying degrees of regulation and supervision in multiple jurisdictions. In particular, in the U.K., Lloyd's has supervisory powers that pose unique regulatory risks. The laws and regulations of the jurisdictions and markets, including Lloyd's, in which our insurance and reinsurance subsidiaries are domiciled or operate require, among other things, that our subsidiaries maintain minimum levels of statutory capital and liquidity, meet solvency standards, participate in guaranty funds and submit to periodic examinations of their financial condition and compliance with underwriting and other regulations. These laws and regulations also limit or restrict payments of dividends and reductions in capital. Statutes, regulations and policies may also restrict the ability of these subsidiaries to write insurance and reinsurance contracts, make certain investments and distribute funds. The purpose of insurance laws and regulations generally is to protect insureds and ceding insurance companies, not our shareholders. We may not be able to comply fully with, or obtain appropriate exemptions from, these laws and regulations, which could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we conduct business and could subject us to fines and other sanctions. In addition, changes in the laws or regulations to which our insurance and reinsurance subsidiaries are subject or in the interpretation thereof by enforcement or regulatory agencies could impact the competitive market, as well as the way we conduct our business and manage our capital, resulting in lower revenues and higher costs. This in turn could have a material adverse effect on our business, results of operations and financial condition. The rate of legal and regulatory change, particularly in the U.K. and Ireland, has been increasing in recent years, with initiatives such as Consumer Duty in the U.K. and the Individual Accountability Framework in Ireland adding to the regulatory burden on our operating entities. Further to this, increased regulatory scrutiny in the form of reviews and inspections can put a strain on our resources. Further to this, we are seeing an increase in both the pace of, and severity of, regulatory change in Bermuda. The Bermuda Monetary Authority ("BMA") has indicated that it intends to change how it supervises insurance groups, which would result in a fundamental change to how the Group is supervised. At present, the BMA regulates the Group as its group supervisor, through AXIS Specialty Limited ("ASL") as Designated Insurer. The proposed new regime would see the BMA instead directly supervise the Group, doing away with the Designated Insurer regime that is currently in place. While this may not have a material impact on the Group on a day-to-day basis, it could lead to increased governance requirements.
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

Certain U.S. and non-U.S. judicial and regulatory authorities, including U.S. Attorneys offices and certain state attorneys general, occasionally commence investigations into business practices in the insurance industry. In addition, although the U.S. federal government has not historically regulated insurance, there have been proposals from time to time to impose federal regulation on the U.S. insurance industry. As a result, we are unable to predict what, if any, changes to laws and regulations impacting the U.S. insurance industry may be enacted by the U.S. Congress or the new presidential administration and what the impact of any such changes will be upon our business, financial condition, and results of operations. Further, Dodd-Frank gives the Federal Reserve supervisory authority over certain U.S. financial services companies, including insurance companies, if they are designated as 'systemically important' by a two-thirds vote of a Financial Stability Oversight Council. While we do not believe that we are systemically important, as defined in Dodd-Frank or additional federal or state regulation that is adopted in the future could impose significant burdens on us, impact the ways in which we conduct our business and govern our subsidiaries, increase compliance costs, increase the levels of capital required to operate our subsidiaries, duplicate state regulation and/or result in a competitive disadvantage.
Our European insurance and reinsurance entities are subject to local laws that implement the Solvency II Directive. Solvency II covers three main areas:
i.the valuation of assets and liabilities on a Solvency II economic basis and risk-based solvency and capital requirements;
ii.governance requirements including requirements relating to the key functions of compliance, internal audit, actuarial and risk management; and
iii.new supervisory legal entity and group reporting and disclosure requirements including public disclosures.
Since Brexit, the U.K. Government and Regulators have been reviewing the Solvency II regime, with a view to making it more bespoke to the U.K. market. The Solvency U.K. regime came into force on December 31, 2024, and marks a fundamental change to the previous regime. The European Commission has published its updates to the Solvency II regime, with Member States having 2 years to transpose this Directive.
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
There has been significant volatility in the market for equity securities in recent years. During 2024, 2023, and 2022, the closing price of our common shares fluctuated from a low of $54.27 to a high of $94.05, a low of $51.68 to a high of $63.47, and a low of $48.77 to a high of $60.66, respectively. The price of our common shares may not remain at or exceed current levels. The following factors, in addition to those described in other risk factors above, may have a material adverse effect on the market price of our common stock:
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
AXIS Capital is a holding company and has no direct operations of its own. AXIS Capital has no significant operations or assets other than its ownership of the shares of its operating insurance and reinsurance subsidiaries, AXIS Specialty Bermuda, AXIS Re SE, AXIS Specialty Europe SE, the Members of Lloyd's (AXIS Corporate Capital UK Limited and AXIS Corporate Capital UK II Limited), AXIS Re U.S., AXIS Specialty U.S., AXIS Specialty Insurance Limited, AXIS Surplus and AXIS Insurance Co. (collectively, our "Insurance Subsidiaries"). Dividends and other permitted distributions from our Insurance Subsidiaries (in some cases through our subsidiary holding companies) are our primary source of funds to meet ongoing cash requirements, including debt service payments and other expenses, and to pay dividends to our shareholders. Our Insurance Subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends and make distributions. In addition, the ability of our Insurance Subsidiaries to pay dividends to AXIS Capital could be constrained by our dependence on financial strength ratings from independent rating agencies. Our ratings from these agencies depend to a large extent on the capitalization levels of our Insurance Subsidiaries. The inability of our Insurance Subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have a material adverse effect on our business and our ability to pay dividends and make payments on our indebtedness.
AXIS Capital is a Bermuda company and it may be difficult to enforce judgments against it or its directors and executive officers.
AXIS Capital is incorporated pursuant to the laws of Bermuda, and our business is based in Bermuda. In addition, some of our directors and officers reside outside the U.S., and a substantial portion of our assets and the assets of such persons are located in jurisdictions outside the U.S. As a result, it may be difficult or impossible to effect service of process within the U.S. upon us or those persons or to recover against us or them on judgments of U.S. courts, including judgments predicated upon civil liability provisions of the U.S. federal securities laws. Further, it may not be possible to bring a claim in Bermuda against us or our directors and officers for violation of U.S. federal securities laws because these laws may not have extraterritorial effect and/or may not be enforceable in Bermuda. A Bermuda court may, however, impose civil liability, including the possibility of monetary damages, on us or our directors and officers in a suit brought in the Supreme Court of Bermuda if the Bermuda court considers that it has jurisdiction to hear and decide any such claim.

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
The definition of shareholder controller is set out in the Insurance Act but generally refers to a person who;
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
Pillar Two
On December 20, 2021, the OECD released proposed model legislation for Pillar Two which was approved by 135 countries (the "Model Rules"). The Model Rules included a set of rules, principally the income inclusion rule and undertaxed payments rules, which together have the intended effect of imposing a minimum tax rate of 15% on multinational groups with revenues in excess of €750 million. Additionally, the Model Rules anticipated the implementation of qualifying domestic top-up taxes ("QDMTT") in local jurisdictions. Broadly, these QDMTTs are intended to provide jurisdictions with the right to charge top-up taxes on entities located in that jurisdiction if those entities have an effective tax rate of less than 15%. Additionally, the Model Rules anticipated the implementation of qualifying domestic top-up taxes ("QDMTT") in local jurisdictions. Broadly, these QDMTTs are intended to provide jurisdictions with the right to charge top-up taxes on entities located in that jurisdiction if those entities have an effective tax rate of less than 15%. A number of jurisdictions in which we operate have implemented the Model Rules into domestic legislation, including the implementation of QDMTTs, with effect for accounting periods starting on or after 31 December 2023.

Although domestic legislation implemented to affect the Model Rules is not expected to have a material effect on our global effective tax rate in the current accounting period, these taxes remain subject to a multilateral review process which is subject to ongoing development and the interpretation of these rules by tax authorities remains uncertain. The responses to Pillar 2 by various jurisdictions in which we operate (including the interpretation of domestic legislation by local tax authorities) will result in a material compliance burden with ongoing monitoring and filing requirements.
We will be liable to tax under the Corporate Income Tax Act 2023 of Bermuda, which may have an adverse effect on our results of operations.
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
Notwithstanding the above, on December 27, 2023, the Bermuda government enacted a corporate income tax which will apply for accounting periods starting on or after January 1, 2025. Importantly, under the Corporate Income Tax Act 2023 of Bermuda, any liability to the tax will apply regardless of any assurances previously provided under the Exempted Undertakings Tax Protection Act 1966 of Bermuda. This tax will likely have a material impact on our effective tax rate in future accounting periods.
Broadly, the Bermuda corporate income tax is intended to be treated as a covered tax for the purposes of Pillar Two and therefore no double taxation is expected to arise from these rules and the top-up taxes under Pillar Two in other jurisdictions. However, the treatment of the Bermuda corporate income tax as a covered tax is subject to interpretation in other jurisdictions and therefore remains uncertain at this time. The OECD published administrative guidance on January 15, 2025 regarding transition rules for deferred tax accounting attributes. This guidance may cause a portion of the Bermuda corporate income tax to not be regarded as a covered tax for purposes of Pillar Two in other jurisdictions, this may have a material impact on our future effective tax rate.
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
The tax treatment of non-U.S. companies and their U.S. and non-U.S. subsidiaries may be the subject of future legislation. We cannot predict the particulars of any proposed legislation, or whether such legislation would have any effect on us. Future legislation in the U.S. may arise in an effort to harmonize U.S. tax law with OECD Pillar Two initiatives. No assurance may be given that future legislative, administrative, or judicial developments will not produce an adverse U.S. tax consequence to us. If any such adverse developments do occur, our results of operations may be materially adversely affected.

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
Trading income derived from the insurance and reinsurance business carried on in Ireland by AXIS Specialty Europe and AXIS Re SE is generally taxed in Ireland at a rate of 12.5%. Over the past number of years, various EU. member states have, from time to time, called for harmonization of the corporate tax base within the EU Ireland, along with other member states, has consistently resisted any movement towards standardized corporate tax rates or tax base in the EU The Government of Ireland has also made clear its commitment to retain the 12.5% rate of corporation tax. If, however, tax laws in Ireland change so as to increase the general corporation tax rate, our results of operations could be materially adversely affected. Irish profits would become subject to the 15% global minimum tax rate pursuant to the European Commission Directive discussed above.
If investments held by AXIS Specialty Europe SE or AXIS Re SE are determined not to be integral to the insurance and reinsurance business carried on by those companies, additional Irish tax could be imposed and our business and financial results could be adversely affected.
Based on administrative practice, taxable income derived from investments made by AXIS Specialty Europe and AXIS Re SE is generally taxed in Ireland at the rate of 12.5% on the grounds that such investments either form part of the permanent capital required by regulatory authorities or are otherwise integral to the insurance and reinsurance business carried on by those companies. AXIS Specialty Europe and AXIS Re SE intend to operate in such a manner so that the level of investments held by such companies does not exceed the amount that is integral to the insurance and reinsurance business carried on by AXIS Specialty Europe and AXIS Re SE. If, however, investment income earned by AXIS Specialty Europe or AXIS Re SE is deemed to be non-trading income, Irish corporation tax could apply to such investment income at a rate higher than the general 12.5% rate, and our results of operations could be materially adversely affected.
Changes in tax laws resulting from the proposals included in the European Commission’s draft third Anti-Tax Avoidance Directive ("ATAD III") could materially adversely affect us.
The EU has sought to harmonize the response of member states to the BEPS reports via the Anti-Tax Avoidance Directives ("the ATAD and the ATAD II"). The ATAD and the ATAD II require all EU member states to apply certain specified anti-avoidance measures, including a controlled foreign companies regime, limitations on interest deduction and anti-hybrid rules. On December 22, 2021, the European Commission proposed and issued a draft third directive (ATAD III) which aims to combat the abuse of investment structures that do not carry out actual economic activities, specifically "shell companies". ATAD III proposes to introduce a minimum substance test and reporting requirements for multinational groups to identify "shell companies". However, ATAD III must be unanimously agreed between EU Member States and remains subject to negotiation and opposition by certain EU Member States. Changes to tax laws and additional reporting requirements could increase the tax burden and the complexity and cost of tax compliance.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

At December 31, 2024, we had no outstanding, unresolved comments from the SEC staff.

ITEM 1C.    CYBERSECURITY

Risk Management and Strategy
The Company’s information risk management program is designed to protect the confidentiality of nonpublic, sensitive information and the integrity and availability of our information systems. The program includes policies and procedures that identify how security measures and controls are developed, implemented, and maintained. We have designed our enterprise-wide information security program consistent with industry standards using the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. Risk assessment, risk-based analysis, and judgment are used to select security controls to address risks. Information about cybersecurity risks and our risk management processes is collected, analyzed and considered as part of our overall enterprise risk management program.
Key components of our cybersecurity risk management program include:
•risk assessments designed to help identify cybersecurity risks to our critical systems, information, and services.
•a security team principally responsible for managing (1) our cybersecurity policies & risk assessment processes, (2) security architecture and engineering, (3) identifying vulnerabilities, managing remediation, and testing of our security controls, and (4) our cybersecurity monitoring & incident response.
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
•restricted physical access to critical areas, servers, and network equipment.
•support of our business continuity and disaster response plans.
Impact of Material Risk
To date, no cybersecurity incidents have materially impacted the Company, including the Company's business strategy, results of operations, or financial conditions. However, financial institutions face risks from threat actors that focus on attacks of critical information systems infrastructure assets, disruption to operations, and ransomware groups that steal data, encrypt systems, and demand a payment. The Company relies on third-party software, third-party hardware, and third-party vendors to manage critical aspects of our operations which may be at risk of cybersecurity threats. As described above, we utilize a risk-based approach and judgment to determine the security controls to implement, and it is possible we may not implement appropriate controls if we do not recognize or underestimate a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks and events, and when detected by security tools or third parties, may not always be immediately understood or acted upon. Although the Company has implemented cybersecurity policies, procedures and controls intended to mitigate these risks and the likelihood of these risks occurring may not be high, if these risks are realized the impact could be material, such as in the event of a material cybersecurity incident.
Additionally, in Item 1A, 'Risk Factors' we discuss forward-looking cybersecurity risks that could have a material impact on us. Our disclosures in Item 1A should be read in conjunction with this Item 1C.

Management & Board Governance
With over 30 years of industry cybersecurity experience, the Company’s Chief Information Security Officer ("CISO") is the member of the Company’s management team with primary responsibility for the development, operation, and maintenance of the Company’s information security program. The CISO supervises the Company’s cybersecurity team, facilitates the incident response plan and acts as the liaison to the Company’s executive management team, including relaying strategies, resource requests and incident updates. The Company’s security event monitoring and detection capabilities are performed by our Cybersecurity team and third parties through the use of processes and tooling. Cybersecurity incidents are responded to by a multi-disciplinary Incident Response team and if appropriate, escalated to our Cybersecurity Disclosure Subcommittee, Executive Management, and the Board. The level of escalation will vary depending on the severity and scope of the cyber incident. In the event of a severe cyber incident, the CISO will escalate to the relevant subcommittee to determine the course of action. All relevant roles are trained on their responsibilities regularly. The Board, along with the Risk and Audit Committees of the Board, oversees our information security program. In 2024, our Board and Risk and Audit Committees received periodic updates throughout the year on cybersecurity matters, and these updates are part of their standing agendas. These updates include reports regarding items such as cybersecurity strategies, program effectiveness, key risks and performance metrics related to the Company’s information security program and the Company’s mitigating controls.
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
On February 21, 2025, the number of holders of record of our common shares was 17. This figure does not represent the actual number of beneficial owners of our common shares because shares are frequently held in "street name" by securities dealers and others for the benefit of beneficial owners who may vote the shares.
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
Issuer Purchases of Equity Securities
Common Shares
The following table shows information regarding the number of common shares repurchased in the quarter ended December 31, 2024:

Period	Total number of shares purchased(a) (b)	Average price paid per share	Total number of shares purchased as part of publicly announced programs(a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the programs(c) (d)
October 1-31, 2024	4	$79.72	—	$260 million
November 1-30, 2024	418	$85.45	413	$225 million
December 1-31, 2024	271	$92.45	268	$200 million
Total	693		681	$200 million
(a)In thousands.
(b)Includes shares repurchased from employees to satisfy personal withholding tax liabilities that arise on the vesting of share-settled restricted stock units under our 2017 Long-Term Equity Compensation Plans.
(c)At June 30, 2024, authorization under the Company's share repurchase program approved in December 2023 was exhausted.
(d)On May 16, 2024, the Company's Board of Directors approved a new share repurchase program for up to $300 million of common shares. The new share repurchase program is open-ended, allowing us to repurchase its shares from time to time in the open market or privately negotiated transactions, depending on market conditions.

Performance Graph
Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on the Company's Common Shares from December 31, 2019, through December 31, 2024, as compared to the cumulative total return of the Standard & Poor's 500 Stock Index and the cumulative total return of the Standard & Poor's Property-Casualty Insurance Index. The cumulative total shareholder return is a concept used to compare the performance of a company's stock over time and is the ratio of the stock price change plus the cumulative amount of dividends over the specified time period (assuming dividend reinvestment), to the stock price at the beginning of the time period. The chart depicts the value on December 31, 2020, 2021, 2022, 2023, and 2024 of a $100 investment made on December 31, 2019, with all dividends reinvested.

$250.00
$200.00
$150.00
$100.00
$50.00
12/31/2019
12/31/2020
12/31/2021
12/30/2022
12/29/2023
12/31/2024
AXIS
S&P 500 P&C Index
S&P 500 Index

	12/31/2019	12/31/2020	12/31/2021	12/30/2022	12/29/2023	12/31/2024
AXIS Capital Holdings Limited	$100.00	$88.10	$98.50	$101.10	$106.70	$174.90
S&P 500 P&C Index	$100.00	$106.96	$127.58	$151.65	$168.05	$227.67
S&P 500 Index	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the years ended December 31, 2024 and 2023, and our financial condition at December 31, 2024 and 2023. This should be read in conjunction with Item 8 'Financial Statements and Supplementary Data' of this report. Unless otherwise noted, tabular dollars are in thousands, except per share amounts. Amounts may not reconcile due to rounding differences.

2024 FINANCIAL HIGHLIGHTS

2024 Consolidated Results of Operations
•Net income available to common shareholders of $1.1 billion, or $12.49 per common share, and $12.35 per diluted common share
•Operating income(1) of $952 million, or $11.18 per diluted common share(1)
•Gross premiums written of $9.0 billion
•Net premiums written of $5.8 billion
•Net premiums earned of $5.3 billion
•Pre-tax catastrophe and weather-related losses, net of reinsurance, of $226 million ($182 million, after-tax), (Insurance: $216 million; Reinsurance: $10 million), or 4.3 points including $111 million or 2.1 points attributable to Hurricanes Milton, Helene and Beryl, together with $13 million, or 0.3 points attributable to the Red Sea Conflict.
•Net favorable prior year reserve development of $24 million
•Underwriting income(2) of $571 million and combined ratio of 92.3%
•Net investment income of $759 million
•Net investment losses of $139 million
•Foreign exchange gains of $51 million
•Reorganization expenses of $26 million
•Income tax benefit of $56 million, inclusive of a net deferred tax benefit of $177 million attributable to Bermuda's Corporate Income Tax Act 2023. Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview – Recent Developments – Bermuda Corporate Income Tax Act 2023 for further details.
2024 Consolidated Financial Condition
•Total cash and investments of $18.0 billion; fixed maturities, short-term investments, and cash and cash equivalents comprise 88% of total cash and investments and have an average credit rating of AA-
•Total assets of $32.5 billion
•Reserve for losses and loss expenses of $17.2 billion and reinsurance recoverable on unpaid and paid losses and loss expenses of $7.4 billion.
•Debt of $1.3 billion and a debt to total capital ratio(3) of 17.8%
•Total common shares repurchased were 3.1 million shares for a total of $216 million, including $200 million repurchased pursuant to our Board-authorized share repurchase program, and $16 million from employees to facilitate the satisfaction of their personal withholding tax liabilities that arise on vesting of share-settled restricted stock units
•Common shareholders’ equity of $5.5 billion; book value per diluted common share of $65.27

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
We provide our clients and distribution partners with a broad range of risk transfer products and services, and strong capacity, backed by excellent financial strength. We manage our portfolio holistically, aiming to construct the optimum portfolio of risks, consistent with our risk appetite and the development of our franchise. We nurture an ethical, entrepreneurial, disciplined and diverse culture that promotes outstanding client service, intelligent risk taking, operating efficiency, corporate citizenship and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a global specialty underwriting leader. The execution of our business strategy in 2024 included the following:

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

•leveraging our global platform to introduce our products and services to new regions including the continued expansion of our North America product capabilities;

•continuing the implementation of a more focused distribution strategy while building mutually beneficial relationships with clients and partners;

•improving the effectiveness and efficiency of our operating platforms and processes through our "How We Work" program;

•investing in data and technology, and exploring AI capabilities and tools, to empower our underwriters and enhance the service that we provide to our customers;

•utilizing reinsurance markets and third-party capital relationships;

•fostering a positive workplace environment that enables us to attract, retain and develop top talent; and

•growing our corporate citizenship program to support our communities and help contribute to a more sustainable future.

For discussion of our results of operations and changes in financial condition for year ended December 31, 2023, compared to year ended December 31, 2022, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K, which was filed with the SEC on February 27, 2024, and such discussions are incorporated herein by reference.

Outlook

We are executing on our commitment to advance AXIS as a specialty underwriting leader that delivers consistent, profitable growth. Our market positioning, diversified book of business, specialty underwriting acumen, global platform, claims management capabilities, and deep distribution relationships, supported by a conservative and well performing investment portfolio, provide the foundation for additional profitable growth in select specialty markets.

The overall outlook for the property and casualty market continues to be largely favorable for specialty insurance and reinsurance carriers. Looking at the trends impacting our business:

•Following multiple years of rate increases outpacing loss cost trends across the specialty sector, pricing is now more moderate, with the exception of casualty lines, due to the emergence of new capital in areas where the market has performed particularly well. We will continue to lean into sectors, and sub sectors, where premium adequacy metrics remain strong and where we see market dislocations creating opportunity for profitable growth.

•The wholesale channel continues to experience submission growth due to continued dislocations in the standard lines markets. This dynamic enables specialty carriers to target growth opportunities with a disciplined underwriting appetite and strategy.

•Pricing momentum in non-proportional reinsurance continues while our proportional reinsurance business is benefiting from rate increases in the underlying business. While we expect these market conditions to persist, we are seeing nuances by line of business with motor and marine lines under the most pressure. We continue to focus on underwriting discipline and targeted profitable growth.

Across the business, we will continue to pursue attractive opportunities by employing a focused underwriting strategy and selective appetite. Where price continues to deliver adequate profitability, we will look to grow within our risk and volatility guidelines. With a strengthened book of business, and an expanding footprint in attractive specialty markets, we believe AXIS remains positioned to drive profitable growth in 2025 and beyond.

Recent Developments
Share Repurchase program
On February 6, 2025, authorization under the Company's share repurchase program approved in May 2024 (refer to Item 8, Note 15 to the Consolidated Financial Statements 'Shareholders' Equity') was exhausted.
On February 19, 2025, the Company's Board of Directors approved a new share repurchase program for up to $400 million of the Company's common shares. The new share repurchase program is open-ended, allowing the Company to repurchase its shares from time to time in the open market or privately negotiated transactions, depending on market conditions.
Loss Portfolio Transfer Reinsurance Agreement with Enstar
On December 13, 2024, we entered into a loss portfolio transfer reinsurance agreement with Cavello Bay Reinsurance Limited, a wholly-owned subsidiary of Enstar Group Limited ("Enstar") to retrocede a portfolio of reinsurance business predominantly related to 2021 and prior underwriting years (refer to Item 8, Note 18 to the Consolidated Financial Statements 'Related Party Transactions' for further details). The transaction is subject to regulatory approvals and other customary conditions and is expected to close during the first half of 2025.

The transaction is structured as a 75% ground-up quota share retrocession of net reserves for losses and loss expenses of approximately $3.1 billion at September 30, 2024 and provides cover up to a policy limit of approximately $940 million. The transaction is deemed to have met the established criteria for retroactive reinsurance accounting (refer to Item 8, Note 9 to the Consolidated Financial Statements 'Reinsurance' for further details).

Under the terms of the loss portfolio transfer reinsurance agreement, we will retain responsibility for the management of claims.

Although retroactive reinsurance accounting may result in volatility to our results in the short-term, the loss portfolio transfer reinsurance agreement will protect us from prior year reserve development on the subject business over the contract term, provided this remains within the limit of the agreements.

AXIS Syndicate 2050
On April 1, 2024, AXIS Energy Transition Syndicate 2050 ("Syndicate 2050") which is dedicated to providing capacity for new energy projects with a critical role in supporting the transition to net zero, commenced underwriting. AXIS Corporate Capital UK II Limited is the sole corporate member of Syndicate 2050. AXIS Managing Agency operates as managing agent for Syndicate 2050.
How We Work Program
Reorganization expenses of $26 million incurred in 2024 primarily related to severance costs attributable to our "How We Work" program which is focused on simplifying our operating structure.
Bermuda Corporate Income Tax Act of 2023
On December 27, 2023, the Bermuda government enacted the Corporate Income Tax Act 2023 (the "Act") which will apply a corporate income tax of 15% for fiscal years beginning on or after January 1, 2025. The Act includes a provision referred to as the economic transition adjustment ("Bermuda ETA"), which is intended to provide a fair and equitable transition into the tax regime. Pursuant to the Act and subsequently issued guidance, we recorded a net deferred tax asset of $177 million during the year ended December 31, 2024. Initially, we expected to utilize mainly over a ten-year period. We expect to incur increased taxes in Bermuda beginning in 2025. The Bermuda net deferred tax benefit is excluded from operating income (loss).
Organization for Economic Cooperation and Development ("OECD") Update
On January 15, 2025, the OECD issued guidelines that limit the use of the Bermuda ETA and similar assets in other jurisdictions in which we operate under GLoBE rules. The guidelines clarify the use of deferred tax assets under transition rules and limits the benefit of deferred tax assets relating to transactions that occurred after November 30, 2021. The guidelines seek to restrict the benefit of the Bermuda ETA to 20% of the balance at January 1, 2025 to be utilized in 2025 and 2026, thereafter GLoBE rules will ensure the balance of the asset is subject to the global minimum tax of 15%.

CONSOLIDATED RESULTS OF OPERATIONS

Year ended December 31,	2024	% Change	2023	% Change	2022

Underwriting revenues:
Gross premiums written	$9,005,888	8%	$8,356,525	2%	$8,214,595
Net premiums written	5,757,351	13%	5,102,325	(3%)	5,263,056
Net premiums earned	5,306,235	4%	5,083,781	(1%)	5,160,326
Other insurance related income	30,721	37%	22,495	72%	13,073
Underwriting expenses:
Net losses and loss expenses	(3,158,487)	(7%)	(3,393,102)	5%	(3,242,410)
Acquisition costs	(1,070,551)	7%	(1,000,945)	(2%)	(1,022,017)
Underwriting-related general and administrative expenses(1)	(536,442)	(3%)	(551,467)	—%	(550,289)
Underwriting income(2)	571,476		160,762		358,683

Net investment income	759,229	24%	611,742	46%	418,829
Net investment gains (losses)	(138,534)	86%	(74,630)	(84%)	(456,789)
Corporate expenses(1)	(129,760)	(2%)	(132,979)	2%	(130,054)
Foreign exchange (losses) gains	50,822	nm	(58,115)	nm	157,945
Interest expense and financing costs	(67,766)	(1%)	(68,421)	8%	(63,146)
Reorganization expenses	(26,312)	(9%)	(28,997)	(8%)	(31,426)
Amortization of intangible assets	(10,917)	—%	(10,917)	—%	(10,917)
Income before income taxes and interest in income of equity method investments	1,008,238		398,445		243,125
Income tax (expense) benefit	55,595	nm	(26,316)	19%	(22,037)
Interest in income of equity method investments	17,953	nm	4,163	nm	1,995
Net income	1,081,786		376,292		223,083
Preferred share dividends	(30,250)	—%	(30,250)	—%	(30,250)
Net income available to common shareholders	$1,051,536		$346,042		$192,833

nm – not meaningful is defined as a variance greater than +/-100%
(1)Underwriting-related general and administrative expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most comparable GAAP financial measure, also included corporate expenses of $130 million, $133 million, and $130 million for 2024, 2023, and 2022, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for further details on corporate expenses. Refer also to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures Reconciliation' for further details.
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

Underwriting Revenues

Underwriting revenues by segment were as follows:

Year ended December 31,	2024	% Change	2023	% Change	2022

Gross premiums written:
Insurance	$6,615,584	8%	$6,140,764	10%	$5,585,581
Reinsurance	2,390,304	8%	2,215,761	(16%)	2,629,014
Total gross premiums written	$9,005,888	8%	$8,356,525	2%	$8,214,595

Percent of gross premiums written ceded:
Insurance	36%	(3 pts)	39%	(1 pt)	40%
Reinsurance	37%	(2 pts)	39%	11 pts	28%
Total percent of gross premiums written ceded	36%	(3 pts)	39%	3 pts	36%

Net premiums written:
Insurance	$4,250,545	13%	$3,758,720	11%	$3,377,906
Reinsurance	1,506,806	12%	1,343,605	(29%)	1,885,150
Total net premiums written	$5,757,351	13%	$5,102,325	(3%)	$5,263,056

Net premiums earned:
Insurance	$3,926,036	13%	$3,461,700	10%	$3,134,155
Reinsurance	1,380,199	(15%)	1,622,081	(20%)	2,026,171
Total net premiums earned	$5,306,235	4%	$5,083,781	(1%)	$5,160,326

Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment' for further details on underwriting revenues.

Combined Ratio

The components of the combined ratio were as follows:

Year ended December 31,	2024	% Point Change	2023	% Point Change	2022

Current accident year loss ratio, excluding catastrophe and weather-related losses (1)	55.7%	(0.2)	55.9%	0.4	55.5%
Catastrophe and weather-related losses ratio(1)	4.3%	1.6	2.7%	(5.1)	7.8%
Current accident year loss ratio(1)	60.0%	1.4	58.6%	(4.7)	63.3%
Prior year reserve development ratio	(0.5%)	(8.6)	8.1%	8.6	(0.5%)
Net losses and loss expenses ratio	59.5%	(7.2)	66.7%	3.9	62.8%
Acquisition cost ratio	20.2%	0.5	19.7%	(0.1)	19.8%
General and administrative expense ratio(2)	12.6%	(0.9)	13.5%	0.3	13.2%
Combined ratio	92.3%	(7.6)	99.9%	4.1	95.8%

(1)Current accident year loss ratio, catastrophe and weather-related losses ratio and current accident year loss ratio, excluding catastrophe and weather-related losses are non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. The reconciliations to the most comparable GAAP financial measure, net losses and loss expenses ratio is provided above and a discussion of the rationale for the presentation of these items are provided in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures Reconciliation'.
(2)The general and administration expense ratio included corporate expenses not allocated to underwriting segments of 2.4%, 2.6% and 2.5% for 2024, 2023 and 2022, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for further details.

Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment' for further details on underwriting expenses.

RESULTS BY SEGMENT

Insurance Segment
Results for the insurance segment were as follows:

Year ended December 31,	2024	% Change	2023	% Change	2022

Revenues:
Gross premiums written	$6,615,584	8%	$6,140,764	10%	$5,585,581
Net premiums written	4,250,545	13%	3,758,720	11%	3,377,906
Net premiums earned	3,926,036	13%	3,461,700	10%	3,134,155
Other insurance related income (loss)	94	nm	(198)	nm	559

Expenses:
Current accident year net losses and loss expenses	(2,261,629)		(1,903,648)		(1,802,204)
Prior year reserve development	16,209		(176,353)		16,350
Acquisition costs	(766,915)		(648,463)		(577,838)
Underwriting-related general and administrative expenses	(485,929)		(472,094)		(443,704)

Underwriting income	$427,866		$260,944		$327,318

Ratios:		% Point Change		% Point Change
Current accident year loss ratio, excluding catastrophe and weather-related losses	52.1%	0.3	51.8%	0.8	51.0%
Catastrophe and weather-related losses ratio	5.5%	2.3	3.2%	(3.3)	6.5%
Current accident year loss ratio	57.6%	2.6	55.0%	(2.5)	57.5%
Prior year reserve development ratio	(0.4%)	(5.5)	5.1%	5.6	(0.5%)
Net losses and loss expenses ratio	57.2%	(2.9)	60.1%	3.1	57.0%
Acquisition cost ratio	19.5%	0.8	18.7%	0.3	18.4%
Underwriting-related general and administrative expense ratio	12.4%	(1.3)	13.7%	(0.5)	14.2%
Combined ratio	89.1%	(3.4)	92.5%	2.9	89.6%

nm – not meaningful

Gross Premiums Written
Gross premiums written by line of business were as follows:

							% Change
Year ended December 31,	2024		2023		2022		2023 to 2024	2022 to 2023

Professional lines	$1,162,323	18%	$1,140,695	19%	$1,322,966	24%	2%	(14%)
Property	2,050,329	31%	1,736,586	28%	1,357,489	24%	18%	28%
Liability	1,251,603	19%	1,256,951	20%	1,138,645	20%	—%	10%
Cyber	561,937	8%	649,160	11%	644,746	12%	(13%)	1%
Marine and aviation	815,168	12%	771,162	13%	652,687	12%	6%	18%
Accident and health	450,810	7%	333,559	5%	258,399	5%	35%	29%
Credit and political risk	323,414	5%	252,651	4%	210,649	3%	28%	20%
Total	$6,615,584	100%	$6,140,764	100%	$5,585,581	100%	8%	10%

Gross premiums written in 2024 increased by $475 million, or 8% ($457 million, or 7%, on a constant currency basis(1)), compared to 2023. The increase was primarily attributable to property, accident and health, credit and political risk, marine and aviation, and professional lines, partially offset by decreases in cyber and liability lines.

The increase in property lines was due to new business, a higher level of premiums and increased rate associated with renewed business and increased lines sizes on several programs.

The increase in accident and health lines was primarily driven by new pet insurance business, a higher level of premiums and increased rate associated with renewed pet insurance business and premium adjustments related to several contracts at Lloyds, partially offset by non-renewals.

The increase in credit and political risk lines was attributable to new surety program business and new credit business at Lloyds, partially offset by non-renewals associated with the exit from Singapore in January 2024 and non-renewals of political risk business at Lloyds.

The increase in marine and aviation lines was related to new marine liability business, premium adjustments principally associated with marine war business written on a line slip basis, new business and the timing of renewals of marine offshore energy business and favorable rate changes in marine business as well as aviation business, partially offset by fewer business opportunities and the timing of renewals of marine offshore renewable energy business.

The increase in professional lines was attributable to higher level of activity in transactional liability business, partially offset by a decrease in U.S. public D&O business reflecting weaker pricing in that market.

The decrease in cyber lines was due to lower levels of premiums associated with the cancellation of two significant programs, and premium adjustments related to business written on a line slip basis, partially offset by a higher level of premiums associated with renewed business.

The decrease in liability lines was driven by underwriting actions taken to reposition the U.S. primary casualty portfolio, and a lower level of premiums associated with the cancellation of a significant program, partially offset by favorable rate change and new business associated with U.S. excess casualty business.

(1) Amounts presented on a constant currency basis are non-GAAP financial measures as defined in Item10 (e) of SEC Regulation S-K. The constant currency basis is calculated by applying the average foreign exchange rate from the current year to the prior year balance.

Ceded Premiums Written

Ceded premiums written in 2024 were $2,365 million, or 36% of gross premiums written, compared to $2,382 million, or 39% in 2023. The decrease in ceded premiums written of $17 million, or 1% was primarily driven by decreases in cyber and professional lines, partially offset by increases in accident and health, property, credit and political risk, marine and aviation and liability lines.

The decreases in cyber, and professional lines were due to the restructuring of significant existing quota share treaties. The decrease in cyber lines also reflected the decrease in gross premiums written for 2024, compared to 2023.

The increase in accident and health lines was driven by a new quota share treaty and reflected the increase in gross premiums written for 2024, compared to 2023.

The increase in property lines reflected the increase in gross premiums written for 2024, compared to 2023, partially offset by the restructuring of a significant existing quota share treaty.

The increase in credit and political risk lines reflected the increase in gross premiums written for 2024, compared to 2023.

The increase in marine and aviation lines was attributable to reinstatement premiums associated with losses and loss expenses in 2024.

Net Premiums Earned
Net premiums earned by line of business were as follows:

							% Change
Year ended December 31,	2024		2023		2022		2023 to 2024	2022 to 2023

Professional lines	$817,535	21%	$764,558	22%	$817,924	26%	7%	(7%)
Property	1,139,308	28%	878,849	26%	755,986	24%	30%	16%
Liability	494,561	13%	496,381	14%	459,775	15%	—%	8%
Cyber	347,842	9%	323,025	9%	309,004	10%	8%	5%
Marine and aviation	614,826	16%	567,292	16%	479,499	15%	8%	18%
Accident and health	360,894	9%	306,061	9%	209,548	7%	18%	46%
Credit and political risk	151,070	4%	125,534	4%	102,419	3%	20%	23%
Total	$3,926,036	100%	$3,461,700	100%	$3,134,155	100%	13%	10%

Net premiums earned in 2024 increased by $464 million, or 13%, compared to 2023. The increase was primarily driven by increases in gross premiums earned in property, accident and health, marine and aviation, and credit and political risk lines, together with decreases in ceded premiums earned in professional lines and cyber lines. These amounts were partially offset by increases in ceded premiums earned in property, credit and political risk, accident and health, and marine and aviation lines together with decreases in gross premiums earned in professional lines and cyber lines.

Loss Ratio
The components of the loss ratio were as follows:

Year ended December 31,	2024	% Point Change	2023	% Point Change	2022

Current accident year loss ratio	57.6%	2.6	55.0%	(2.5)	57.5%
Prior year reserve development ratio	(0.4%)	(5.5)	5.1%	5.6	(0.5%)
Loss ratio	57.2%	(2.9)	60.1%	3.1	57.0%

Current Accident Year Loss Ratio

The current accident year loss ratio increased to 57.6% in 2024 from 55.0% in 2023. The increase in the current accident year loss ratio was impacted by a higher level of catastrophe and weather-related losses.

During 2024, catastrophe and weather-related losses, net of reinsurance, were $216 million, or 5.5 points, including natural catastrophe and weather-related losses of $203 million, or 5.2 points, primarily attributable to Hurricanes Milton, Helene, and Beryl, and other weather-related events. The remaining losses of $13 million, or 0.3 points were attributable to the Red Sea Conflict.

Comparatively, in 2023, catastrophe and weather-related losses, net of reinsurance, were $111 million, or 3.2 points, primarily attributable to the conflict in the Middle East, the Earthquake in Turkey, Maui wildfires, Cyclone Gabrielle, Typhoon Mawar and other weather-related events.

Adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio increased to 52.1% in 2024 from 51.8% in 2023. The increase was principally due to higher loss ratios in liability and cyber lines, partially offset by the change in business mix attributable to the increase in property business written in recent periods which is associated with a relatively lower loss ratio.

Prior Year Reserve Development

Refer to Item 8, Note 8 to the Consolidated Financial Statements 'Reserve for Losses and Loss Expenses' for details of prior year reserve development by segment, line of business and accident year.

Acquisition Cost Ratio

The acquisition cost ratio increased to 19.5% in 2024 from 18.7% in 2023, primarily related to an increase in profit commission expense driven by improved loss performance mainly in accident and health lines, and a decrease in ceding commissions due to changes in business mix driven by the decrease in professional lines business written in recent periods which is associated with relatively higher ceding commissions and the increase in property business written in recent periods which is associated with relatively lower ceding commissions.

Underwriting-Related General and Administrative Expense Ratio

The underwriting-related general and administrative expense ratio decreased to 12.4% in 2024 from 13.7% in 2023, mainly driven by increases in net premiums earned, partially offset by an increase in performance-related compensation costs.

Reinsurance Segment
Results for the reinsurance segment were as follows:

Year ended December 31,	2024	% Change	2023	% Change	2022

Revenues:
Gross premiums written	$2,390,304	8%	$2,215,761	(16%)	$2,629,014
Net premiums written	1,506,806	12%	1,343,605	(29%)	1,885,150
Net premiums earned	1,380,199	(15%)	1,622,081	(20%)	2,026,171
Other insurance related income	30,627	35%	22,693	81%	12,514

Expenses:
Current accident year net losses and loss expenses	(921,181)		(1,077,572)		(1,465,739)
Prior year reserve development	8,114		(235,529)		9,183
Acquisition costs	(303,636)		(352,482)		(444,179)
Underwriting-related general and administrative expenses	(50,513)		(79,373)		(106,585)

Underwriting income (loss)	$143,610		$(100,182)		$31,365

Ratios:		% Point Change		% Point Change
Current accident year loss ratio, excluding catastrophe and weather-related losses	66.0%	1.2	64.8%	2.2	62.6%
Catastrophe and weather-related losses ratio	0.7%	(0.9)	1.6%	(8.1)	9.7%
Current accident year loss ratio	66.7%	0.3	66.4%	(5.9)	72.3%
Prior year reserve development ratio	(0.5%)	(15.1)	14.6%	15.0	(0.4%)
Net losses and loss expenses ratio	66.2%	(14.8)	81.0%	9.1	71.9%
Acquisition cost ratio	22.0%	0.3	21.7%	(0.2)	21.9%
Underwriting-related general and administrative expense ratio	3.6%	(1.3)	4.9%	(0.4)	5.3%
Combined ratio	91.8%	(15.8)	107.6%	8.5	99.1%

Gross Premiums Written:
Gross premiums written by line of business were as follows:

							% Change
Year ended December 31,	2024		2023		2022		2023 to 2024	2022 to 2023

Liability	$616,333	26%	$642,801	29%	$719,831	27%	(4%)	(11%)
Accident and health	436,296	18%	396,668	18%	411,891	16%	10%	(4%)
Professional lines	421,846	18%	379,222	17%	400,807	15%	11%	(5%)
Credit and surety	417,717	17%	351,083	16%	298,565	11%	19%	18%
Motor	238,961	10%	201,466	9%	239,794	9%	19%	(16%)
Agriculture	150,373	6%	126,300	6%	128,012	5%	19%	(1%)
Marine and aviation	82,274	3%	62,260	3%	93,371	4%	32%	(33%)
Run-off lines
Catastrophe	10,823	1%	30,175	1%	222,810	9%	(64%)	(86%)
Property	3,130	—%	21,513	1%	103,492	4%	(85%)	(79%)
Engineering	12,551	1%	4,273	—%	10,441	—%	nm	(59%)
Total run-off lines	26,504	2%	55,961	2%	336,743	13%	(53%)	(83%)

Total	$2,390,304	100%	$2,215,761	100%	$2,629,014	100%	8%	(16%)

nm – not meaningful

Gross premiums written in 2024 increased by $175 million, or 8%, compared to 2023. The increase was primarily attributable to credit and surety, professional lines, accident and health, motor, agriculture, marine and aviation, and engineering lines, partially offset by decreases in liability, catastrophe and property lines.

The increase in credit and surety lines was driven by new business, including new structured credit and political risk business and new mortgage business, together with premium adjustments associated with mortgage business.

The increase in professional lines was attributable to new cyber business and increased line sizes on a several cyber contracts, partially offset by negative premium adjustments associated with challenging market conditions in 2024, compared to positive premium adjustments associated with favorable market conditions in 2023, non-renewals of several under-performing contracts and the timing of renewals of two significant contracts.

The increase in accident and health lines was due to new business and positive premium adjustments in 2024, compared to the negative premium adjustments in 2023, partially offset by decreased line sizes on several contracts.

The increase in motor lines was attributable to the timing of the renewal of a significant proportional contract and new non-proportional business associated with favorable market conditions, a higher level of positive premium adjustments related to non-proportional business associated with favorable market conditions in 2024, compared to 2023, together with the impact of foreign exchange movements, partially offset by non-renewals and decreased line sizes on several proportional contracts associated with repositioning the portfolio.

The increase in agriculture lines was due to new business and increased line sizes on several contracts, partially offset by negative premium adjustments associated with challenging market conditions in 2024, compared to positive premium adjustments in 2023.

The increase in marine and aviation lines was driven by new proportional and non-proportional marine business.

The increase in engineering lines was due to a higher level of positive prior year premium adjustments in 2024, compared to 2023.

The decrease in liability lines was related to the restructuring of several significant contracts, a lower level of U.S. exposed risks, and a lower level of positive premium adjustments in 2024, compared to 2023, partially offset by new business.

The decreases in catastrophe and property lines were attributable to the exit from these lines of business in June 2022.

Ceded Premiums Written

Ceded premiums written in 2024 were $883 million, or 37%, of gross premiums written, compared to $872 million, or 39%, in 2023. The increase in ceded premiums written of $11 million, or 1%, was primarily driven by increases in credit and surety, accident and health, motor and agriculture lines, partially offset by decreases in liability, professional lines and catastrophe lines.

The increase in credit and surety lines reflected the increase in gross premiums written for 2024, compared to 2023, and the restructuring of a significant quota share retrocession treaty with a strategic capital partner, partially offset by the non-renewal of a significant quota share retrocession treaty.

The increase in accident and health lines reflected the increase in gross premiums written for 2024, compared to 2023.

The increase in motor lines reflected the increase in gross premiums written for 2024, compared to 2023, partially offset by the restructuring of a significant quota share retrocession treaty with a strategic capital partner.

The increase in agriculture lines was related to premiums ceded to a new whole account quota share retrocessional treaty.

The decrease in liability lines was attributable to the restructuring of significant quota share retrocession treaties with strategic capital partners and the decrease in gross premiums written for 2024, compared to 2023.

The decrease in professional lines was driven by the restructuring of significant quota share retrocession treaties with strategic capital partners, partially offset by the increase in gross premiums written for 2024, compared to 2023.

The decrease in catastrophe lines reflected the decrease in gross premiums written for 2024, compared to 2023 following the exit from this line of business in June 2022.

Net Premiums Earned

Net premiums earned by line of business were as follows:

							% Change
Year ended December 31,	2024		2023		2022		2023 to 2024	2022 to 2023

Liability	$309,265	22%	$403,239	25%	$484,681	24%	(23%)	(17%)
Accident and health	322,932	23%	341,806	21%	368,747	18%	(6%)	(7%)
Professional lines	169,074	12%	205,404	13%	250,911	12%	(18%)	(18%)
Credit and surety	231,780	17%	236,408	15%	192,926	10%	(2%)	23%
Motor	123,545	9%	155,942	10%	205,774	10%	(21%)	(24%)
Agriculture	126,549	9%	121,628	7%	122,289	6%	4%	(1%)
Marine and aviation	64,609	5%	65,658	4%	78,504	4%	(2%)	(16%)
Run-off lines
Catastrophe	13,412	2%	33,963	1%	156,232	7%	(61%)	(78%)
Property	6,266	—%	44,508	3%	135,480	7%	(86%)	(67%)
Engineering	12,767	1%	13,525	1%	30,627	2%	(6%)	(56%)
Total run-off lines	32,445	3%	91,996	5%	322,339	16%	(65%)	(71%)

Total	$1,380,199	100%	$1,622,081	100%	$2,026,171	100%	(15%)	(20%)

Net premiums earned in 2024 decreased by $242 million, or 15%, ($225 million, or 14%, on a constant currency basis), compared to 2023. The decrease was primarily driven by increases in ceded premiums earned in liability, professional lines, accident and health, and motor lines, together with decreases in gross premiums earned in property, catastrophe and liability lines. These amounts were partially offset by a decrease in ceded premiums earned in catastrophe lines, together with increases in gross premiums earned in professional lines, and accident and health lines.

Other Insurance Related Income (Loss)

Other insurance related income of $31 million in 2024, compared to other insurance related income of $23 million in 2023, an increase of $8 million, primarily driven by interest on loan advances to Monarch Point Re.
Loss Ratio

The components of the loss ratio were as follows:

Year ended December 31,	2024	% Point Change	2023	% Point Change	2022

Current accident year loss ratio	66.7%	0.3	66.4%	(5.9)	72.3%
Prior year reserve development ratio	(0.5%)	(15.1)	14.6%	15.0	(0.4%)
Loss ratio	66.2%	(14.8)	81.0%	9.1	71.9%

Current Accident Year Loss Ratio

The current accident year loss ratio increased to 66.7% in 2024 from 66.4% in 2023.

During 2024, catastrophe and weather-related losses, net of reinsurance, were $10 million, or 0.7 points, primarily attributable to Hurricanes Milton and Helene and other weather-related events.

Comparatively, in 2023, catastrophe and weather-related losses, net of reinsurance, were $27 million, or 1.6 points, primarily attributable to Cyclone Gabrielle and other weather-related events.

Adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio increased to 66.0% in 2024 from 64.8% in 2023. The increase was principally due to a higher loss ratio in liability lines, partially offset by the impact of the loss expense related to the retrocession agreement entered into with Monarch Point Re reflected in the prior year.

Prior Year Reserve Development

Refer to Item 8, Note 8 to the Consolidated Financial Statements 'Reserve for Losses and Loss Expenses' for details of prior year reserve development by segment, line of business and accident year.

Acquisition Cost Ratio

The acquisition cost ratio increased to 22.0% in 2024 from 21.7% in 2023, primarily related to adjustments attributable to loss-sensitive features driven by improved loss performance mainly in motor and liability lines.

In addition, an increase in costs associated with changes in business mix due to increases in credit and surety, and professional lines business written in the recent periods which is associated with relatively higher acquisition cost ratios together with decreases in property and catastrophe business written in the recent periods which is associated with relatively lower acquisition cost ratios, contributed to the increase in the acquisition cost ratio to 22.0% in 2024 from 21.7% in 2023.

The acquisition cost ratio in 2024 benefited from the impact of changes in business mix on retrocessional contracts driven by increases in credit and surety, and accident and health business written in recent periods together with the decrease in catastrophe business written in recent periods. In addition, the acquisition cost ratio in 2024 benefited from a decrease in costs associated with changes in business mix within motor lines.

Underwriting-Related General and Administrative Expense Ratio

The underwriting-related general and administrative expense ratio decreased to 3.6% in 2024 from 4.9% in 2023, mainly driven by an increase in fees related to arrangements with strategic capital partners to $54 million in 2024, from $38 million in 2023, and a decrease in information technology costs, partially offset by a decrease in net premiums earned.

NET INVESTMENT INCOME AND NET INVESTMENT GAINS (LOSSES)

Net Investment Income

Net investment income from our cash and investment portfolio by major asset class was as follows:

Year ended December 31,	2024	% Change	2023	% Change	2022

Fixed maturities	$620,704	21%	$514,842	56%	$329,858
Other investments	48,666	nm	20,411	(64%)	57,043
Equity securities	12,922	7%	12,088	16%	10,390
Mortgage loans	34,028	(4%)	35,312	51%	23,407
Cash and cash equivalents	59,600	19%	50,261	nm	20,273
Short-term investments	12,569	41%	8,924	nm	3,535
Gross investment income	788,489	23%	641,838	44%	444,506
Investment expense	(29,260)	(3%)	(30,096)	17%	(25,677)
Net investment income	$759,229	24%	$611,742	46%	$418,829

Pre-tax yield:(1)
Fixed maturities	4.5%		3.9%		2.6%

nm – not meaningful
(1)Pre-tax yield is calculated by dividing net investment income by the average month-end amortized cost balances for the periods indicated.
Fixed Maturities
2024 versus 2023: Net investment income in 2024 increased by $106 million or 21%, compared to 2023 due to increases in yields.

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

Net investment income from other investments was as follows:

Year ended December 31,	2024	2023	2022

Multi-strategy, direct lending, private equity and real estate funds	$41,277	$20,867	$39,151
Other privately held investments	6,502	(2,875)	14,931
CLO-Equities	887	2,419	2,961
Total net investment income from other investments	$48,666	$20,411	$57,043

Pre-tax return on other investments(1)	5.2%	2.1%	5.9%

(1)Pre-tax return on other investments is calculated by dividing total net investment income from other investments by the average month-end fair value balances held for the periods indicated.

2024 versus 2023: Pre-tax return on other investments in 2024 increased to 5.2%, compared to 2.1% in 2023. The increase was primarily attributable to higher returns from private equity funds and other privately held investments.

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
Changes in the fair value of investment derivatives, mainly foreign exchange forward contracts are recorded in net investment gains (losses).

Net investment gains (losses) were as follows:

Year ended December 31,	2024	2023	2022

On sale of investments:
Fixed maturities, short-term investments, and cash and cash equivalents	$(153,249)	$(125,160)	$(311,822)
Equity securities	17,041	16,208	7,281
Mortgage loans	(7,215)	—	—
	(143,423)	(108,952)	(304,541)
(Increase) decrease in allowance for expected credit losses, fixed maturities, available for sale	6,821	974	(11,421)
(Increase) decrease in allowance for expected credit losses, mortgage loans	(17,159)	(6,220)	—
Impairment losses (1)	(408)	(12,757)	(12,568)
Change in fair value of investment derivatives	1,783	(1,456)	7,656
Net unrealized gains (losses) on equity securities	13,852	53,781	(135,915)
Net investment gains (losses)	$(138,534)	$(74,630)	$(456,789)

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
2024 versus 2023: Net investment losses in 2024 were $139 million compared to net investment losses of $75 million in 2023. Net investment losses reported in 2024 mainly reflected net realized losses on the sale of corporate debt, Agency RMBS and U.S. government, partially offset by net realized and unrealized gains on equity securities.
Net investment losses reported in 2023 mainly reflected net realized losses on the sale of corporate debt, U.S. government and Non-Agency CMBS, partially offset by net unrealized gains on equity securities.
(Increase) Decrease in Allowance for Expected Credit Losses, Fixed Maturities, Available for Sale

2024 versus 2023: The allowance for expected credit losses decreased by $7 million in 2024 compared to $1 million in 2023, primarily related to the sale of securities. Refer to Item 8, Note 5(i) to the Consolidated Financial Statements 'Investments'.
(Increase) Decrease in Allowance for Expected Credit Losses, Mortgage Loans

2024 versus 2023: The allowance for expected credit losses increased by $17 million in 2024 compared to $6 million in 2023, primarily related to commercial mortgage loans exposed to the office sector. Refer to Item 8, Note 5(d) to the Consolidated Financial Statements 'Investments'.

Impairment Losses

The impairment losses (refer to 'Critical Accounting Estimates – Impairment losses' for further details) recognized in net income were as follows:

2024 versus 2023: Impairment losses in 2024 were $nil compared to impairment losses of $13 million in 2023. The impairment losses in 2023 were principally due to impairments of non-investment grade corporate debt securities that we intended to sell or where we determined that it was more likely than not that we were required to sell securities before their anticipated recovery.

Change in Fair Value of Investment Derivatives
We economically hedge foreign exchange exposure with derivative contracts.
During 2024, foreign exchange hedges resulted in $2 million of net gains which primarily related to securities denominated in pound sterling and euro which experienced volatility during 2024.
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
Total return on cash and investments was as follows:

Year ended December 31,	2024	2023	2022

Net investment income	$759,229	$611,742	$418,829
Net investment gains (losses)	(138,534)	(74,630)	(456,789)
Change in net unrealized gains (losses) on fixed maturities(1)	125,742	448,477	(909,150)
Interest in income of equity method investments	17,953	4,163	1,995
Total	$764,390	$989,752	$(945,115)

Average cash and investments(2)	$17,409,516	$16,155,418	$15,963,535

Pre-tax, total return on average cash and investments:
Including investment related foreign exchange movements	4.4%	6.1%	(5.9%)
Excluding investment related foreign exchange movements(3)	4.8%	5.8%	(5.2%)

(1)Change in net unrealized gains (losses) on fixed maturities is calculated by taking net unrealized gains (losses) at year end less net unrealized gains (losses) at the prior year end.
(2)The average cash and investments balance is the average of the monthly fair value balances.
(3)Pre-tax total return on cash and investments excluding foreign exchange movements is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to pre-tax total return on cash and investments, the most comparable GAAP financial measure, included foreign exchange (losses) gains of $(63) million, $51 million and $(110) million for the years ended December 31, 2024, 2023 and 2022, respectively.

OTHER EXPENSES (REVENUES), NET

The following table provides a summary of other expenses (revenues), net:

Year ended December 31,	2024	% Change	2023	% Change	2022

Corporate expenses	$129,760	(2%)	$132,979	2%	$130,054
Foreign exchange losses (gains)	(50,822)	nm	58,115	nm	(157,945)
Interest expense and financing costs	67,766	(1%)	68,421	8%	63,146
Income tax expense (benefit)	(55,595)	nm	26,316	19%	22,037
Total	$91,109		$285,831		$57,292

nm – not meaningful

Corporate Expenses

Corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses decreased to 2.4% in 2024 from 2.6% in 2023.

The decrease in corporate expenses in 2024 was mainly driven by decreases in executive-related compensation costs associated with the transition in our senior leadership and personnel costs, partially offset by increases in professional fees and information technology costs.

Foreign Exchange Losses (Gains)

Foreign exchange gains in 2024 were primarily related to the impact of the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in euro and Canadian dollar, partially offset by the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling.

Foreign exchange losses in 2023 were primarily related to the impact of the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling, euro and Canadian dollar.

Interest Expense and Financing Costs

Interest expense and financing costs are related to interest due on the senior unsecured notes, junior subordinated notes and the Federal Home Loan advances ("FHLB advances") received in 2024 and 2023.

Interest expense and financing costs decreased by $1 million in 2024, compared to 2023, due to the repayment of FHLB advances in 2024.

Income Tax Expense (Benefit)

Income tax expense (benefit) primarily results from income (loss) generated by our foreign operations in the U.S. and Europe. Our effective tax rate, which is calculated as income tax expense (benefit) divided by income (loss) before tax including interest in income (loss) of equity method investments, was (5.4%), 6.5%, and 9.0% in 2024, 2023, and 2022, respectively. This effective rate can vary between years depending on the distribution of net income (loss) among tax jurisdictions, as well as other factors.

The tax benefit of $56 million in 2024 was principally due to the recognition of an income tax benefit of $177 million related to a future Bermuda corporate income tax rate of 15%, pursuant to the Corporate Income Tax Act 2023 and adjustments related to certain deferred tax assets and deferred tax liabilities that are no longer required, partially offset by pre-tax income in our U.S., U.K. and European operations.

In 2024, the valuation allowance decreased by $19 million. The net gain incurred by AXIS Re SE, the Irish reinsurance company, resulted in the release of a valuation allowance of $13 million against the net deferred tax assets of AXIS Re SE and AXIS Re Europe, the Swiss branch of the Irish reinsurance company, of which $8 million was released to net income (loss) and $5 million was released in other comprehensive income (loss). A valuation allowance of $7 million was also released against foreign tax credits held by AXIS Specialty Europe SE.

At December 31, 2024, the U.S. operations had a deferred tax asset of $19 million for the unrealized losses on its fixed maturities that were recorded in other comprehensive income (loss). We examined the need for a valuation allowance and after considering all positive and negative evidence concluded a valuation allowance against its net unrealized investment losses in the U.S was not required.
At December 31, 2024, the Bermuda operations had a deferred tax asset of $17 million for the unrealized losses on its fixed maturities that were recorded in other comprehensive income (loss). We examined the need for a valuation allowance and after considering all positive and negative evidence concluded a valuation allowance against its net unrealized investment losses in Bermuda was not required.

The tax expense of $26 million in 2023 was principally due to pre-tax income in our U.K. and European insurance operations, partially offset by the recognition of a tax benefit in Bermuda on unrealized investment losses included in other comprehensive income (loss) due to the enactment of corporate income tax that will take effect in 2025, and pre-tax losses in our U.S. operations.

In 2023, the valuation allowance decreased by $21 million. The net gain incurred by AXIS Re SE, the Irish reinsurance company, resulted in the release of a valuation allowance of $25 million against the net deferred tax assets of AXIS Re SE and AXIS Re Europe, the Swiss branch of the Irish reinsurance company, of which $12 million was released in net income (loss) and $13 million was released to other comprehensive income (loss). A valuation allowance of $2 million was also released against U.S. foreign tax credits that were utilized. A valuation allowance of $6 million was recorded against foreign tax credits held by AXIS Specialty Europe SE.

At December 31, 2023, the U.S. operations had a deferred tax asset of $41 million for the unrealized losses on its fixed maturities that were recorded in other comprehensive income (loss). We examined the need for a valuation allowance and after considering all positive and negative evidence concluded a valuation allowance against its net unrealized investment losses in the U.S was not required.
At December 31, 2023, the Bermuda operations had a deferred tax asset of $13 million for the unrealized losses on its fixed maturities that were recorded in other comprehensive income (loss). We examined the need for a valuation allowance and after considering all positive and negative evidence concluded a valuation allowance against its net unrealized investment losses in Bermuda was not required.

FINANCIAL MEASURES

We believe that the following financial indicators are important in evaluating performance and measuring the overall growth in value generated for common shareholders:

Year ended and at December 31,	2024	2023	2022

Return on average common equity(1)	20.5%	7.9%	4.3%
Operating return on average common equity(2)	18.6%	11.0%	11.1%
Book value per diluted common share(3)	$65.27	$54.06	$46.95
Cash dividends declared per common share	$1.76	$1.76	$1.73
Increase (decrease) in book value per diluted common share adjusted for dividends	$12.97	$8.87	$(7.10)

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

The increase in ROACE in 2024, compared to 2023, was primarily driven by increases in underwriting income and net investment income, foreign exchange gains, an income tax benefit and an increase in interest in income of equity method investments, partially offset by an increase in average common shareholders' equity and an increase in net investment losses.

Operating ROACE excludes the impact of net investment gains (losses), foreign exchange losses (gains), reorganization expenses, interest in income (loss) of equity method investments and Bermuda net deferred tax asset.

The increase in operating ROACE in 2024, compared to 2023, was primarily driven by increases in underwriting income and net investment income and an income tax benefit, partially offset by an increase in average common shareholders' equity.

Book Value per Diluted Common Share

We consider book value per diluted common share to be an appropriate measure of returns to common shareholders, as we believe growth in book value on a diluted basis will ultimately translate into appreciation of our stock price.

In 2024, book value per diluted common share increased by 21%, driven by net income for the year, and net unrealized investment gains reported in accumulated other comprehensive income (loss), partially offset by common dividends declared.

In 2023, book value per diluted common share increased by 15%, driven by net income for the year, and net unrealized investment gains reported in accumulated other comprehensive income (loss), partially offset by common dividends declared.

Cash Dividends Declared per Common Share

We believe in returning excess capital to shareholders by way of dividends. Accordingly, dividend policy is an integral part of the value we create for shareholders. Our Board of Directors has approved quarterly common share dividends for twenty one consecutive years.

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

In 2024, the increase in total value of $12.97, or 24%, was driven by net income for the year, and net unrealized investment gains reported in accumulated other comprehensive income (loss).

In 2023, the increase in total value of $8.87, or 19%, was driven by net income for the year, and net unrealized investment gains reported in accumulated other comprehensive income (loss).

NON-GAAP FINANCIAL MEASURES RECONCILIATION

Year ended December 31,	2024	2023	2022

Net income available to common shareholders	$1,051,536	$346,042	$192,833
Net investment (gains) losses	138,534	74,630	456,789
Foreign exchange losses (gains)	(50,822)	58,115	(157,945)
Reorganization expenses	26,312	28,997	31,426
Interest in income of equity method investments	(17,953)	(4,163)	(1,995)
Bermuda net deferred tax asset(1)	(176,923)	—	—
Income tax benefit(2)	(18,649)	(17,488)	(23,177)
Operating income	$952,035	$486,133	$497,931

Earnings per diluted common share	$12.35	$4.02	$2.25
Net investment (gains) losses	1.63	0.87	5.33
Foreign exchange losses (gains)	(0.60)	0.68	(1.84)
Reorganization expenses	0.31	0.34	0.37
Interest in income of equity method investments	(0.21)	(0.05)	(0.02)
Bermuda net deferred tax asset	(2.08)	—	—
Income tax benefit	(0.22)	(0.21)	(0.28)
Operating income per diluted common share	$11.18	$5.65	$5.81

Weighted average diluted common shares outstanding(3)	85,176	86,012	85,669

Average common shareholders' equity	$5,126,288	$4,401,553	$4,475,283

Return on average common equity	20.5%	7.9%	4.3%

Operating return on average common equity	18.6%	11.0%	11.1%

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
(3)Refer to Item 8, Note 14 to the Consolidated Financial Statements 'Earnings Per Common Share' for further details.

Rationale for the Use of Non-GAAP Financial Measures
We present our results of operations in a way we believe will be meaningful and useful to investors, analysts, rating agencies and others who use our financial information to evaluate our performance. Some of the measurements we use are considered non-GAAP financial measures under SEC rules and regulations. In this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), we present underwriting-related general and administrative expenses, consolidated underwriting income (loss), current accident year loss ratio, catastrophe and weather-related losses ratio, current accident year loss ratio, excluding catastrophe and weather-related losses, operating income (loss) (in total and on a per share basis), operating return on average common equity ("operating ROACE"), amounts presented on a constant currency basis and pre-tax total return on cash and investments excluding foreign exchange movements, which are non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. We believe that these non-GAAP financial measures, which may be defined and calculated differently by other companies, help explain and enhance the understanding of our results of operations. However, these measures should not be viewed as a substitute for those determined in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").
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

Reorganization expenses in 2024 primarily related to severance costs attributable to our "How We Work" program which is focused on simplifying our operating structure. Reorganization expenses in 2023 primarily related to impairments of computer software assets and severance costs attributable to our "How We Work" program. Reorganization expenses in 2022 primarily related to severance costs and impairments of computer software assets mainly attributable to our exit from catastrophe and property reinsurance lines of business which was part of an overall approach to reduce our exposure to volatile catastrophe risk. Reorganization expenses are primarily driven by business decisions, the nature and timing of which are not related to the underwriting process. Therefore, these expenses are excluded from consolidated underwriting income (loss).
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
Operating Income (Loss)
Operating income (loss) represents after-tax operational results exclusive of net investment gains (losses), foreign exchange losses (gains), reorganization expenses and interest in income (loss) of equity method investments and Bermuda net deferred tax asset.
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
Reorganization expenses in 2024 primarily related to severance costs attributable to our "How We Work" program which is focused on simplifying our operating structure. Reorganization expenses in 2023 primarily related to impairments of computer software assets and severance costs attributable to our "How We Work" program. Reorganization expenses in 2022 primarily related to severance costs and impairments of computer software assets mainly attributable to our exit from catastrophe and property reinsurance lines of business which was part of an overall approach to reduce our exposure to volatile catastrophe risk. Reorganization expenses are primarily driven by business decisions, the nature and timing of which are not related to the underwriting process. Therefore, these expenses are excluded from operating income (loss).
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
Certain users of our financial statements evaluate performance exclusive of after-tax net investment gains (losses), foreign exchange losses (gains), reorganization expenses, and interest in income (loss) of equity method investments and Bermuda net deferred tax asset in order to understand the profitability of recurring sources of income.
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

CASH AND INVESTMENTS

Details of cash and investments are as follows:

	December 31, 2024	December 31, 2023
	Fair value	Fair value

Fixed maturities, available for sale	$12,152,753	$12,234,742
Fixed maturities, held to maturity(1)	436,751	675,851
Equity securities	579,274	588,511
Mortgage loans	505,697	610,148
Other investments	930,278	949,413
Equity method investments	206,994	174,634
Short-term investments	223,666	17,216
Total investments	$15,035,413	$15,250,515

Cash and cash equivalents(2)	$3,063,621	$1,383,985

(1)Presented at net carrying value of $443 million (2023: $686 million) in the consolidated balance sheets.
(2)Includes restricted cash and cash equivalents of $920 million and $431 million for 2024 and 2023, respectively.

Overview

The fair value of total investments decreased by $215 million in 2024, as market value gains, reinvestment of interest income and cashflows from operations were offset by an increase in cash and cash equivalents.

Cash and Cash equivalents

At December 31, 2024, cash and cash equivalents were $3.1 billion compared to $1.4 billion at December 31, 2023, an increase of $1.7 billion, in anticipation of premiums to be paid for the LPT Agreement (refer to '2024 Financial, Highlights'), on receipt of regulatory approval.

An analysis of our investment portfolio by asset class is detailed below:

Fixed Maturities

Details of our fixed maturities portfolio are as follows:

	December 31, 2024		December 31, 2023
	Fair value	% of total	Fair value	% of total

Fixed maturities:
U.S. government and agency	$2,802,986	22%	$3,007,528	23%
Non-U.S. government	729,939	6%	723,959	6%
Corporate debt	4,957,807	39%	4,560,843	35%
Agency RMBS	1,184,845	9%	1,634,661	13%
CMBS	819,608	7%	839,696	7%
Non-agency RMBS	122,536	1%	153,396	1%
ABS	1,860,966	15%	1,832,151	14%
Municipals(1)	110,817	1%	158,359	1%
Total	$12,589,504	100%	$12,910,593	100%

Credit ratings:
U.S. government and agency	$2,802,986	22%	$3,007,528	23%
AAA(2)	2,665,334	21%	2,745,192	21%
AA	2,354,372	19%	2,646,798	21%
A	2,090,516	17%	2,044,683	16%
BBB	1,190,381	9%	1,416,552	11%
Below BBB(3)	1,485,915	12%	1,049,840	8%
Total	$12,589,504	100%	$12,910,593	100%

(1)Includes bonds issued by states, municipalities, and political subdivisions.
(2)Includes U.S. government-sponsored agencies, residential mortgage-backed securities ("RMBS") and commercial mortgage-backed securities ("CMBS").
(3)Non-investment grade and non-rated securities.
At December 31, 2024, fixed maturities had a weighted average credit rating of A+ (2023: AA-), a book yield of 4.5% (2023: 4.2%), and an average duration of 2.8 years (2023: 3.0 years).
At December 31, 2024, fixed maturities together with short-term investments, and cash and cash equivalents (i.e., total investments of $15.9 billion) had a weighted average credit rating of AA- (2023: AA-) and an average duration of 2.5 years (2023: 2.7 years).
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
To calculate the weighted average credit rating for fixed maturities, we assign points to each rating with the highest points assigned to the highest rating (AAA) and the lowest points assigned to the lowest rating (D) and then calculate the weighted average based on the fair values of the individual securities. Securities that are not rated are excluded from weighted average calculations. At December 31, 2024, the fair value of fixed maturities not rated was $3 million (2023: $17 million).
In addition to managing credit risk exposure within our fixed maturities portfolio we also monitor the aggregation of country risk exposure on a group-wide basis. Country risk exposure is the risk that events in a country, such as currency crises, regulatory changes and other political events, will adversely affect the ability of obligors in the country to honor their obligations. For corporate debt and structured securities, we measure the country of risk exposure based on a number of factors, including but not limited to location of management, principal operations and country of revenues.

An analysis of our fixed maturities portfolio by major asset classes is detailed below:
Non-U.S. Government
Non-U.S. government securities include bonds issued by non-U.S. governments and their agencies along with supranational organizations (collectively also known as sovereign debt securities).
Details of exposures to governments in the eurozone and other non-U.S. government concentrations by fair value are as follows:

	December 31, 2024			December 31, 2023
Country	Fair value	% of total	Weighted average credit rating	Fair value	% of total	Weighted average credit rating

Eurozone countries:
Supranationals(1)	$43,494	6%	AAA	$41,888	6%	AAA
Germany	25,126	3%	AAA	26,788	4%	AAA
Netherlands	6,584	1%	AAA	14,604	2%	AA+
France	6,127	1%	A	2,637	—%	A-
Total eurozone	81,331	11%	AA+	85,917	12%	AAA

Other concentrations:
Canada	322,111	44%	AA+	338,384	47%	AA+
United Kingdom	259,282	36%	AA-	224,809	31%	AA-
Mexico	3,303	—%	BBB	7,478	1%	BBB
Other	63,912	9%	BBB	67,371	9%	AA+
Total other concentrations	648,608	89%	AA	638,042	88%	AA
Total non-U.S. government	$729,939	100%	AA	$723,959	100%	AA

(1)Includes supranationals only in the eurozone.
At December 31, 2024, net unrealized losses on non-U.S. government securities were $23 million (2023: $6 million) which included gross unrealized foreign exchange losses of $19 million (2023: $6 million), mainly related to U.K. government bonds.

Corporate Debt
Corporate debt securities consist primarily of investment grade debt of a wide variety of corporate issuers and industries.
Details of our corporate debt securities portfolio by sector are as follows:

	December 31, 2024			December 31, 2023
	Fair value	% of total	Weighted average credit rating	Fair value	% of total	Weighted average credit rating

Financial institutions:
U.S. banks	$679,827	14%	A	$760,807	17%	A
Corporate/commercial finance	558,577	11%	BBB	465,953	10%	BBB
Non-U.S. banks	411,074	8%	A	397,097	9%	A
Insurance	223,503	5%	A-	150,553	3%	A
Investment brokerage	132,237	3%	BBB	104,881	2%	BBB+
Total financial institutions	2,005,218	41%	A-	1,879,291	41%	A-
Consumer non-cyclicals	515,072	10%	BBB-	518,596	11%	BBB
Consumer cyclical	506,912	10%	BB	472,162	10%	BB+
Communications	336,192	7%	BB+	359,590	8%	BBB-
Industrials	533,401	11%	BB	451,066	10%	BB
Technology	299,938	6%	BB+	230,864	5%	BBB-
Utilities	253,756	5%	A-	215,787	5%	BBB+
Energy	252,851	5%	BBB-	204,682	4%	BBB-
Other	254,467	5%	A	228,805	6%	A+
Total	$4,957,807	100%	BBB	$4,560,843	100%	BBB

Credit quality summary:
Investment grade	$3,477,840	70%	A-	$3,537,795	78%	A-
Non-investment grade	1,479,967	30%	B+	1,023,048	22%	B+
Total	$4,957,807	100%	BBB	$4,560,843	100%	BBB

At December 31, 2024, our non-investment grade portfolio had a fair value of $1,480 million (2023: $1,023 million), a weighted average credit rating of B+ (2023: B+) and duration of 2.2 years (2023: 2.4 years). At December 31, 2024, our corporate debt portfolio, including non-investment grade securities, had a duration of 3.2 years (2023: 3.4 years).

Mortgage-Backed Securities
Details of the fair values of our RMBS and CMBS portfolios by credit rating are as follows:

	December 31, 2024		December 31, 2023
	RMBS	CMBS	RMBS	CMBS

Government agency	$1,184,845	$142,214	$1,634,661	$69,973
AAA	115,115	614,801	144,437	711,636
AA	5,280	51,411	5,389	45,094
A	250	7,439	1,371	6,937
BBB	81	2,732	100	650
Below BBB(1)	1,810	1,011	2,099	5,406
Total	$1,307,381	$819,608	$1,788,057	$839,696

(1)Non-investment grade securities and non-rated securities.

Residential MBS
Agency RMBS consist of bonds issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association, which are primarily AA+ rated and are supported by loans which are diversified across geographical areas. At December 31, 2024, agency RMBS had an average duration of 5.2 years (2023: 5.2 years).
Non-agency RMBS mainly include investment grade bonds originated by non-agencies. At December 31, 2024, 98% (2023: 98%) of our non-agency RMBS were rated AA or better. At December 31, 2024, non-agency RMBS had an average duration of 4.3 years (2023: 4.0 years) and weighted average life of 5.4 years (2023: 5.6 years).
Commercial MBS
CMBS mainly include investment grade bonds originated by non-agencies. At December 31, 2024, 99% (2023: 98%) of our CMBS were rated AA or better. At December 31, 2024, the weighted average estimated subordination percentage of the portfolio was 34% (2023: 37%), which represents the current weighted average estimated percentage of the capital structure subordinated to the investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. At December 31, 2024, CMBS had an average duration of 2.7 years (2023: 2.2 years) and weighted average life of 3.7 years (2023: 2.8 years).

Asset-Backed Securities

ABS mainly include investment grade bonds backed by pools of loans with a variety of underlying collateral, including auto loans, student loans, credit card receivables and collateralized loan obligations ("CLOs") originated by a variety of financial institutions.

Details of the fair value of our ABS portfolio by underlying collateral and credit rating are as follows:

	Asset-backed securities
	AAA	AA	A	BBB	Below BBB	Total

At December 31, 2024
CLO - debt tranches	$599,224	$303,480	$54,712	$29,861	$—	$987,277
Auto loans	447,594	—	—	—	—	447,594
Student loans	56,995	11,968	—	—	—	68,963
Credit card receivables	71,390	577	—	—	—	71,967
Other	262,632	674	16,747	3,527	1,585	285,165
Total	$1,437,835	$316,699	$71,459	$33,388	$1,585	$1,860,966
% of total	77%	17%	4%	2%	—%	100%

At December 31, 2023
CLO - debt tranches	$793,769	$334,573	$71,621	$28,419	$—	$1,228,382
Auto loans	267,430	—	—	—	—	267,430
Student loans	62,914	14,596	—	—	—	77,510
Credit card receivables	68,568	558	—	—	—	69,126
Other	155,826	7,888	18,879	6,763	347	189,703
Total	$1,348,507	$357,615	$90,500	$35,182	$347	$1,832,151
% of total	73%	20%	5%	2%	—%	100%

At December 31, 2024, the average duration our ABS portfolio was 1.0 year (2023: 0.6 years) and the weighted average life was 3.1 years (2023: 3.0 years).

Municipals
Municipals comprise revenue bonds and general obligation bonds issued by U.S. domiciled state and municipal entities and are primarily held in the taxable portfolios of our U.S. subsidiaries.
At December 31, 2024, our municipals had a fair value of $111 million (2023: $158 million), a weighted average credit rating of AA- (2023: AA-) and duration of 3.3 years (2023: 3.9 years).

Gross Unrealized Losses

At December 31, 2024, the gross unrealized losses on our fixed maturities, available for sale portfolio were $311 million (2023: $481 million).
Investment grade fixed maturities, available for sale
The severity of the unrealized loss position as a percentage of amortized cost for all investment grade fixed maturities in an unrealized loss position including any impact of foreign exchange losses (gains) was as follows:

	December 31, 2024			December 31, 2023
Severity of Unrealized Loss	Fair value	Gross unrealized losses	% of total gross unrealized losses	Fair value	Gross unrealized losses	% of total gross unrealized losses

0-10%	$5,564,985	$(147,136)	50%	$5,843,552	$(194,115)	42%
10-20%	866,342	(138,082)	46%	1,590,548	(245,428)	52%
20-30%	43,062	(11,696)	4%	102,208	(26,886)	6%
30-40%	183	(89)	—%	193	(79)	—%
40-50%	—	—	—%	—	—	—%
> 50%	132	(41)	—%	946	(1,070)	—%
Total	$6,474,704	$(297,044)	100%	$7,537,447	$(467,578)	100%

The decrease in gross unrealized losses on investment grade fixed maturities primarily reflected the realization of losses throughout the year.
Non-investment grade fixed maturities, available for sale
The severity of the unrealized loss position as a percentage of amortized cost for all non-investment grade fixed maturities in an unrealized loss position including any impact of foreign exchange losses (gains) was as follows:

	December 31, 2024			December 31, 2023
Severity of Unrealized Loss	Fair value	Gross unrealized losses	% of total gross unrealized losses	Fair value	Gross unrealized losses	% of total gross unrealized losses

0-10%	$643,929	$(11,655)	82%	$348,188	$(9,597)	74%
10-20%	12,210	(1,601)	11%	23,295	(3,073)	24%
20-30%	1,387	(354)	2%	1,475	(112)	1%
30-40%	1,557	(602)	4%	—	—	—%
40-50%	289	(75)	1%	—	—	—%
> 50%	4	(4)	—%	45	(155)	1%
Total	$659,376	$(14,291)	100%	$373,003	$(12,937)	100%

The increase in gross unrealized losses on non-investment grade fixed maturities was a result of an increase in non-investment grade fixed income holdings.

Equity Securities
At December 31, 2024, net unrealized gains on equity securities were $59 million (2023: $45 million). The increase was driven by the rally in global equity markets.
Mortgage Loans
During 2024, investment in commercial mortgage loans decreased to $506 million from $610 million, a decrease of $104 million. The commercial mortgage loans are high quality, and collateralized by a variety of commercial properties and diversified geographically throughout the U.S. and by property type to reduce the risk of concentration. At December 31, 2024, the allowance for expected credit loss of $23 million (2023: $6 million) was primarily related to commercial properties exposed to the office sector.
Other Investments
Details of our other investments portfolio are as follows:

	December 31, 2024		December 31, 2023

Multi-strategy funds	$24,919	3%	$24,619	3%
Direct lending funds	171,048	18%	192,270	20%
Private equity funds	320,690	35%	301,712	32%
Real estate funds	291,640	31%	317,325	33%
Total multi-strategy, direct lending, private equity and real estate funds	808,297	87%	835,926	88%

CLO-Equities	—	—%	5,300	1%
Other privately held investments	121,981	13%	108,187	11%
Total other investments	$930,278	100%	$949,413	100%

Refer to Item 8, Note 5(e) to the Consolidated Financial Statements 'Investments'.
Equity Method Investments
Our ownership interests in Harrington Reinsurance Holdings Limited ("Harrington") and Monarch Point Re (ISAC) Ltd. and Monarch Point Re (ISA 2023) Ltd. (collectively "Monarch Point Re") are reported in interest in income (loss) of equity method investments.
Interest in income (loss) of equity method investments was $18 million in 2024 compared to $4 million in 2023, an increase of $14 million, principally attributable to net investment income and underwriting income related to these ownership interests.
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
During 2024, AXIS Capital received $459 million (2023: $375 million) of distributions from its subsidiaries. AXIS Capital’s primary uses of funds are dividend payments to common and preferred shareholders, interest and principal payments on debt, capital investments in subsidiaries, and payment of corporate operating expenses. We believe the dividend/distribution capacity of AXIS Capital’s subsidiaries, that was $1.4 billion at December 31, 2024 (2023: $0.9 billion) will provide AXIS Capital with sufficient liquidity for the foreseeable future.
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
Consolidated cash flows from operating, investing and financing activities in the last three years were as follows:

Total cash provided by (used in)(1)	2024	2023	2022

Operating activities	$1,844,813	$1,255,559	$798,038
Investing activities	280,452	(855,610)	(761,620)
Financing activities	(417,294)	(202,371)	(149,622)
Effect of exchange rate changes on cash	(28,335)	11,754	(29,833)
Increase (decrease) in cash and cash equivalents	$1,679,636	$209,332	$(143,037)

(1) Refer to Item 8, 'Consolidated Statements of Cash Flows' for further details.

Operating activities
•Net cash provided by operating activities was $1,845 million in 2024 compared to $1,256 million in 2023. Cash inflows from insurance and reinsurance operations typically include premiums, net of acquisition costs, and reinsurance recoverables. Cash outflows principally include payments of losses and loss expenses, payments of premiums to reinsurers and operating expenses. Cash provided by operating activities can fluctuate due to timing differences between the collection of premiums and reinsurance recoverables and the payment of losses and loss expenses, and the payment of premiums to reinsurers.
•Operating cash inflows increased in 2024 compared to 2023, primarily attributable to increases in premiums received, reinsurance recoverables received, and interest and dividends received from our investment portfolio together with a decrease in payments of premiums to reinsurers partially offset by an increase in payments of losses and loss expenses.
Investing activities
•Investing cash inflows in 2024 were principally related to the net proceeds from the sale and redemption of fixed maturities of $281 million, unsettled payable for reverse repurchase agreements included in cash and cash equivalents of $247 million, net proceeds from the sales of other investments of $66 million and equity securities of $40 million, and the net proceeds from the sales and repayment of mortgage loans of $81 million, partially offset by net purchases of short-term investments of $204 million and loan advances made to third party reinsurers of $199 million.
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
Financing activities
•Financing cash outflows in 2024 were principally due to the repurchase of common shares of $216 million, dividends paid to common and preferred shareholders of $182 million, and the repayment of the Federal Home Loan Bank advances of $19 million.
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
Net losses and loss expenses, gross of reinstatement premiums, included estimates of ultimate losses for catastrophe and weather-related losses of $226 million in 2024, $138 million in 2023 and $404 million in 2022. There remains significant uncertainty associated with estimates of ultimate losses for certain of these events (refer to 'Underwriting Results – Insurance segment – Current Accident Year Loss' and 'Underwriting Results – Reinsurance segment – Current Accident Year Loss Ratio' for further details), as well as the timing of the associated cash outflows.
Should claim payment obligations accelerate beyond our ability to fund payments from operating cash flows, we would utilize cash and cash equivalent balances and/or liquidate a portion of our investment portfolio.

For context, at January 1, 2024, our largest 1-in-250 year return period, single occurrence, single-zone modeled probable maximum loss (Southeast U.S. Hurricane) was approximately $228 million, net of reinsurance. Claim payments pertaining to such an event would be paid out over a period spanning many months. Our internal risk tolerance framework aims to limit the loss of capital due to a single event and the loss of capital that would occur from multiple but perhaps smaller events, in any year (refer to Item 1 'Risk and Capital Management' for further details).
Our investment portfolio is heavily weighted towards conservative, high quality and highly liquid securities. We expect that, if necessary, cash and invested assets of approximately $15.2 billion at December 31, 2024 (2023 $13.6 billion) could be available in one to three business days under normal market conditions. Of this amount, $6.9 billion (2023 $5.3 billion) related to restricted assets, which primarily support our obligations in regulatory jurisdictions where we operate as a non-admitted carrier (refer to Item 8, Note 5(j) to the Consolidated Financial Statements 'Investments' for further details).
We expect that cash flows generated from operations, combined with the liquidity provided by our investment portfolio, to be sufficient to cover required cash outflows and other contractual commitments through the foreseeable future (refer to 'Contractual Obligations and Commitments' below for further details).
Capital Resources
In addition to common equity, we have utilized other external sources of financing, including debt, preferred shares, and letter of credit facilities to support our business operations. We believe that we hold sufficient capital to allow us to take advantage of market opportunities and to maintain our financial strength ratings, as well as to comply with various local statutory regulations. We monitor capital adequacy on a regular basis and adjust our capital base according to the needs of our business (refer to Item 1 'Risk and Capital Management' for further details).
The following table summarizes consolidated capital:

At December 31,	2024	2023

Debt	$1,315,179	$1,313,714

Preferred shares	550,000	550,000
Common equity	5,539,379	4,713,196
Shareholders’ equity	6,089,379	5,263,196
Total capital	$7,404,558	$6,576,910

Ratio of debt to total capital	17.8%	20.0%

We finance our operations with a combination of debt and equity capital. The debt to total capital ratio provides an indication of our capital structure, along with some insight into our financial strength.
We believe that our financial flexibility remains strong. Adjustments are made if developments occur that are different from previous expectations.
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

Federal Home Loan Bank Advances
The Company's subsidiaries, AXIS Insurance Company and AXIS Surplus Insurance Company, are members of the Federal Home Loan Bank of Chicago ("FHLB").
Members may borrow from the FHLB at competitive rates subject to certain conditions. At December 31, 2024, the companies had admitted assets of approximately $3.2 billion (2023: $3.0 billion) which provides borrowing capacity of up to approximately $798 million (2023: $759 million). Conditions of membership include maintaining sufficient collateral deposits for funding, a requirement to maintain member stock at 0.4% of mortgage-related assets at December 31st of the prior year, and a requirement to purchase additional member stock of 2.0% or 4.5% of any amount borrowed (refer to Item 8, Note 11 to the Consolidated Financial Statements 'Federal Home Loan Bank Advances').
At December 31, 2024, the Company had borrowings under the FHLB program of $66 million (2023: $86 million). On September 11, 2024, the Company repaid borrowings under the FHLB program of $10 million, at their stated maturity. On October 31, 2024, the Company repaid borrowings under the FHLB program of $9 million, at their stated maturity.
The FHLB advances have maturities in 2025 and interest payable at interest rates between 4.5% and 5.5% (2023: 5.6% and 5.9%). For the year ended December 31, 2024, the Company incurred interest expense of $4 million (2023: $5 million). The borrowings under the FHLB program are secured by cash and investments with a fair value of $72 million (2023: $95 million).
Preferred Shares
Series E Preferred Shares
On November 7, 2016, we issued $550 million of 5.50% Series E preferred shares with a liquidation preference of $2,500 per share (equivalent to $25 per depositary share). Dividends on the Series E preferred shares are non-cumulative. To the extent declared, dividends accumulate, with respect to each dividend period, in an amount per share equal to 5.50% of the liquidation preference per annum (equivalent to $137.50 per Series E preferred share and $1.375 per depositary share). We could redeem these shares on or after November 7, 2021 at a redemption price of $2,500 per Series E preferred share (equivalent to $25 per depositary share) (refer to Item 8, Note 15 to the Consolidated Financial Statements 'Shareholders' Equity' for further details).
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
At December 31, 2024, certain of AXIS Capital’s operating subsidiaries (the "Participating Subsidiaries") had a $300 million letter of credit facility available from Citibank Europe plc ("Citibank") (the "$300 million Facility").
At December 31, 2024, letters of credit outstanding were $235 million (2023: $325 million) (refer to Item 8, Note 10 to the Consolidated Financial Statements 'Debt and Financing Arrangements' for further details).

Common Equity
During the year ended December 31, 2024, common equity increased by $826 million. The following table reconciles opening and closing common equity positions:

Year ended December 31,	2024	2023

Common equity - opening	$4,713,196	$4,089,910
Share-based compensation expense	40,487	57,207
Change in unrealized gains (losses) on available for sale investments, net of tax	122,042	396,036
Foreign currency translation adjustment	(23,763)	(1,572)
Net income	1,081,786	376,292
Preferred share dividends	(30,250)	(30,250)
Common share dividends	(150,495)	(152,536)
Treasury shares repurchased	(215,868)	(23,596)
Treasury shares reissued	2,244	1,705
Common equity - closing	$5,539,379	$4,713,196

Share Repurchases

During 2024, we repurchased 3.1 million common shares for a total of $216 million, including $200 million repurchased pursuant to our Board-authorized share repurchase program, and $16 million from employees to facilitate the satisfaction of their personal withholding tax liabilities that arise on vesting of share-settled restricted stock units granted under our 2017 Long-Term Equity Compensation Plans.

At June 30, 2024, authorization under the Company's share repurchase program approved in December 2023 was exhausted.

On May 16, 2024, the Company's Board of Directors approved a new share repurchase program for up to $300 million of the Company's common shares. The new share repurchase program is open-ended, allowing the Company to repurchase its shares from time to time in the open market or privately negotiated transactions, depending on market conditions. At December 31, 2024, we had $200 million of remaining authorization under our open-ended Board-authorized share repurchase program for common share repurchases.

Refer to Item 5 'Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities' and Item 8, Note 15 to the Consolidated Financial Statements 'Shareholders' Equity' for further details.

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
The following are the most recent financial strength ratings from internationally recognized agencies in relation to our principal insurance and insurance operating subsidiaries:

Rating agency	Agency’s description of rating	Rating and outlook	Agency’s rating definition	Ranking of rating

Standard & Poor’s	An "opinion about the financial security characteristics of an insurance organization, with respect to its ability to pay under its insurance policies and contracts, in accordance with their terms".	A+ (Stable) (1)	"Strong capacity to meet its financial commitments"	The 'A' category is the third highest out of ten major rating categories. The second through eighth major rating categories may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.

A.M. Best	An "opinion of an insurer’s financial strength and ability to meet its ongoing insurance policy and contract obligations".	A (Stable)	"Excellent ability to meet ongoing insurance obligations"	The 'A' category is the third highest rating out of fourteen. Ratings outlooks ('Positive', 'Negative' and 'Stable') are assigned to indicate a rating’s potential direction over an intermediate term, generally defined as 36 months.

Moody’s Investors Service	"Opinions of the ability of insurance companies to pay punctually senior policyholder claims and obligations."	A2 (Stable) (2)	"Offers good financial security"	The 'A' category is the third highest out of nine rating categories. Each of the second through seventh categories are subdivided into three subcategories, as indicated by an appended numerical modifier of '1', '2' and '3'. The '1' modifier indicates that the obligation ranks in the higher end of the rating category, the '2' modifier indicates a mid-category ranking and the '3' modifier indicates a ranking in the lower end of the rating category.
(1)    On July 20, 2022, Standard and Poor's revised its outlook from negative to stable due to improved underwriting performance and reduced prospective earnings volatility as a result of our exit from property and catastrophe reinsurance lines of business.
(2)    On May 31, 2022, Moody's Investors Service revised its outlook from negative to stable due to improved core underwriting profitability and reduced catastrophe risk exposure.
Non-operating holding companies
On November 17, 2023, Standard and Poor's placed AXIS Capital Holding Limited and the securities guaranteed by this non-operating holding company on CreditWatch Negative due to the potential regulatory restrictions to payments from Bermuda-based insurance and reinsurance operating companies to non-operating holding companies.
On January 29, 2024, Standard and Poor's removed AXIS Capital Holdings Limited and related securities from Negative CreditWatch and affirmed the Issuer Credit Rating of AXIS Capital Holding Company at A- (Stable). In addition, Standard & Poor's also reaffirmed the A+ Financial Strength and issuer credit ratings on all core operating subsidiaries (Stable).
The stable outlook reflects Standard and Poor's expectation that AXIS will sustain its strong competitive position supported by solid, less-volatile underwriting performance, and will maintain capital adequacy at the 99.99% (or extreme stress) level in 2023-2025.

Contractual Obligations and Commitments
At December 31, 2024, contractual obligations and commitments by period due were:

	Payment due by period
Contractual obligations and commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating activities
Estimated gross losses and loss expenses payments(1)	$17,218,929	$5,194,285	$5,778,979	$2,917,873	$3,327,792
Operating lease obligations(2)	133,220	17,787	28,207	24,563	62,663
Investing activities
Unfunded investment commitments(3)	629,447	244,743	129,123	19,386	236,195
Financing activities
Debt (principal payments)(4)	1,325,000	—	350,000	300,000	675,000
Debt (interest payments)(4)(5)	469,647	60,932	121,115	87,790	199,810
Total	$19,776,243	$5,517,747	$6,407,424	$3,349,612	$4,501,460

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
(2)In the ordinary course of business, we renew and enter into new leases for office space that expire at various dates (refer to Item 8, Note 13 to the Consolidated Financial Statements 'Leases' for further details).
(3)We have $526 million of unfunded investment commitments related to our other investments portfolio, which are callable by our investment managers (refer to Item 8, Note 5(e) to the Consolidated Financial Statements 'Investments' and Note 12(e) to the Consolidated Financial Statements 'Commitment and Contingencies' for further details). In addition, we have $9 million of unfunded commitments related to our commercial mortgage loans portfolio and $94 million of unfunded commitments related to our corporate debt portfolio.
(4)Refer to Item 8, Note 10(a) to the Consolidated Financial Statements 'Debt and Financing Arrangements' for further details.
(5)Debt (interest payments) includes $10 million of unamortized discount and debt issuance expenses (refer to Item 8, Note 10(a) to the Consolidated Financial Statements 'Debt and Financing Arrangements' for further details).

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

Refer to Item 8, Note 8 to the Consolidated Financial Statements 'Reserve for Losses and Loss Expenses – Reserving Methodology – Key Actuarial Assumptions', which notes that the most significant assumptions used in our quarterly loss reserving process are expected loss ratios ("ELRs") and loss development patterns.
Gross Loss Reserves by Line of Business
Gross loss reserves for each of the reportable segments, segregated between case reserves and IBNR, by line of business are shown below:

	2024			2023
At December 31,	Case reserves	IBNR	Total	Case reserves	IBNR	Total

Insurance segment:
Property	$571,477	$732,266	$1,303,743	$556,306	$523,713	$1,080,019
Accident and health	31,929	112,027	143,956	28,767	89,371	118,137
Marine and aviation	542,057	625,448	1,167,505	449,455	532,284	981,739
Cyber	167,657	688,807	856,464	192,784	589,018	781,802
Professional lines	677,277	2,637,017	3,314,294	685,083	2,523,194	3,208,277
Credit and political risk(1)	(30,023)	255,181	225,158	(45,138)	208,975	163,838
Liability	686,990	2,801,593	3,488,583	576,529	2,597,068	3,173,597
Total Insurance	2,647,364	7,852,339	10,499,703	2,443,786	7,063,623	9,507,409

Reinsurance segment:
Accident and health	46,150	205,030	251,180	55,185	177,602	232,787
Agriculture	38,557	146,408	184,964	43,011	109,372	152,383
Marine and aviation	70,595	104,761	175,355	79,792	91,369	171,161
Professional lines	503,440	876,563	1,380,003	558,556	860,748	1,419,304
Credit and surety	172,794	258,121	430,915	171,298	196,735	368,033
Motor	744,467	403,558	1,148,025	809,811	372,331	1,182,142
Liability	793,040	1,637,890	2,430,930	733,697	1,694,122	2,427,818
Run-off lines
Catastrophe	204,448	204,697	409,145	373,031	196,573	569,604
Property	141,215	60,042	201,257	204,217	77,440	281,657
Engineering	71,833	35,617	107,452	86,877	34,842	121,720
Total run-off lines	417,496	300,356	717,854	664,125	308,855	972,981

Total Reinsurance	2,786,539	3,932,687	6,719,226	3,115,475	3,811,134	6,926,609

Total	$5,433,903	$11,785,026	$17,218,929	$5,559,261	$10,874,757	$16,434,018

(1)    Significant gross claims associated with certain credit and political risk contracts were paid in advance of recoveries being received from the corresponding security that resulted in negative gross case reserves of $(54) million at December 31, 2024 (2023: $(60) million) and related negative reinsurance recoverable on unpaid losses and loss expenses of $(27) million at December 31, 2024 (2023: $(29) million). Refer to 'Reserving for Credit and Political Risk Business' below for further details.

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

Factors that contribute additional uncertainty to estimates for longer tail business include, but are not limited to:
•potential volatility of actuarial estimates, the number of years of development it takes to produce a significant incurred loss as a percentage of ultimate losses;
•inherent uncertainties about loss trends, claims inflation (e.g., medical, judicial, social) and general economic conditions; and
•the possibility of future litigation, legislative or judicial change that may impact future loss experience relative to prior industry loss experience relied on in reserve estimation.
Refer to Item 8, Note 8 to the Consolidated Financial Statements 'Reserve for Losses and Loss Expenses – Reserve for Losses and Loss Expenses – Prior Year Reserve Development' for a discussion of prior year reserve development by segment, line of business and accident year, and see further details specific to insurance and reinsurance credit and political risk business below.
Refer to 'Reserving for Credit and Political Risk Business' below for a discussion of specific loss reserving considerations related to insurance and reinsurance credit and political risk business below.
Reserving for Credit and Political Risk Business
Refer to Item 8, Note 8 to the Consolidated Financial Statements 'Reserve for Losses and Loss Expenses – 'Net incurred and Paid Claims Development Tables by Accident Year – Insurance segment – Insurance Credit and Political Risk' and 'Reserve for Losses and Loss Expenses – 'Net incurred and Paid Claims Development Tables by Accident Year – Reinsurance segment – Reinsurance Credit and Surety' for details of this line of business and the associated key actuarial assumptions.
An important and distinguishing feature of many of these contracts is the contractual right, subsequent to payment of a claim to an insured, to be subrogated to, or otherwise have an interest in, the insured’s rights of recovery under an insured loan or facility agreement. These estimated recoveries are recorded as an offset to credit and political risk gross loss reserves. The lag between the date of a claim payment and the ultimate recovery from the corresponding security can result in negative case reserves at a point in time. Significant gross claims associated with certain credit and political risk contracts were paid in advance of recoveries being received from the corresponding security that resulted in negative gross case reserves of $(54) million at December 31, 2024 (2023: $(60) million) and related negative reinsurance recoverable on unpaid losses and loss expenses of $(27) million at December 31, 2024 (2023: $(29) million). Refer to 'Critical Accounting Estimates – Reinsurance Recoverable on Unpaid Losses and Loss Expenses' for further details.
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
Refer to Item 8, Note 8 to the Consolidated Financial Statements 'Reserve for Losses and Loss Expenses – Reserve for Losses and Loss Expenses – Prior Year Reserve Development' for further details of prior year reserve development for the insurance and reinsurance credit and political risk lines of business.

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
Results of operations for 2024 were impacted by natural and man-made catastrophe activity (refer to 'Underwriting Results – Insurance segment – Current Accident Year Loss Ratio' and 'Underwriting Results – Reinsurance segment – Current Accident Year Loss Ratio' for further details).
Selection of Reported Reserves – Management’s Best Estimate
Refer to Item 8, Note 8 to the Consolidated Financial Statements 'Reserve for Losses and Loss Expenses – Reserving Methodology – Selection of Reported Reserves – Management’s Best Estimate' for further details.
Independent Actuarial Review
On an annual basis, we engage an independent actuarial firm to provide an actuarial opinion on the reasonableness of loss reserves for each of our operating subsidiaries and statutory reporting entities as these actuarial opinions are required to meet various insurance regulatory requirements. The actuarial firm also discusses its conclusions from the annual review with management and presents its findings to the Audit Committee of the Board of Directors.
Sensitivity Analysis
While we believe that loss reserves at December 31, 2024 are adequate, new information, events or circumstances may result in ultimate losses that are materially greater or less than provided for in our loss reserves. As previously noted, there are many factors that may cause reserves to increase or decrease, particularly those related to catastrophe losses and longer tail lines of business.
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

The effect on estimates of gross loss reserves of reasonably likely changes in the two key assumptions used to estimate gross loss reserves at December 31, 2024 was as follows:

INSURANCE
Development pattern	Expected loss ratio
	Higher Loss Reserves (Lower Loss Reserves)
Property	5% lower	Unchanged	5% higher

3 months shorter	$(106,929)	$(62,679)	$(17,177)
Unchanged	(43,132)	—	47,100
3 months longer	42,413	87,203	136,746

Accident and health	5% lower	Unchanged	5% higher

3 months shorter	$(20,761)	$(12,288)	$(1,721)
Unchanged	(10,591)	—	10,753
3 months longer	35,025	49,774	63,040

Marine and aviation	5% lower	Unchanged	5% higher

3 months shorter	$(63,371)	$(34,241)	$(5,111)
Unchanged	(29,959)	—	30,154
3 months longer	11,686	43,400	75,239

Cyber	10% lower	Unchanged	10% higher

6 months shorter	$(98,088)	$(18,487)	$60,147
Unchanged	(68,961)	—	76,700
6 months longer	(21,785)	46,045	121,667

Professional lines	10% lower	Unchanged	10% higher

6 months shorter	$(311,393)	$(89,458)	$132,786
Unchanged	(228,276)	—	219,525
6 months longer	(120,136)	113,038	346,656

Credit and political risk	10% lower	Unchanged	10% higher

6 months shorter	$(6,786)	$(239)	$5,214
Unchanged	(6,572)	—	5,476
6 months longer	(6,247)	360	5,873

Liability	10% lower	Unchanged	10% higher

6 months shorter	$(573,710)	$(331,990)	$(90,270)
Unchanged	(274,069)	—	269,033
6 months longer	46,525	348,454	650,382

REINSURANCE
Development pattern	Expected loss ratio
	Higher Loss Reserves (Lower Loss Reserves)
Accident and health	5% lower	Unchanged	5% higher
3 months shorter	$(56,340)	$(46,924)	$(37,508)
Unchanged	(11,670)	—	10,624
3 months longer	53,109	66,749	80,263
Agriculture	5% lower	Unchanged	5% higher
3 months shorter	$(8,341)	$—	$8,945
Unchanged	(8,340)	—	8,944
3 months longer	(8,340)	—	8,944
Marine and aviation	5% lower	Unchanged	5% higher
3 months shorter	$(13,939)	$(9,885)	$(5,832)
Unchanged	(4,483)	—	4,483
3 months longer	5,049	9,944	14,840
Professional lines	10% lower	Unchanged	10% higher
6 months shorter	$(132,279)	$(55,670)	$23,612
Unchanged	(76,044)	—	79,349
6 months longer	(2,081)	74,300	154,097
Credit and surety	10% lower	Unchanged	10% higher
6 months shorter	$(45,315)	$(13,770)	$17,776
Unchanged	(32,264)	—	32,429
6 months longer	(12,310)	19,590	53,178
Motor	10% lower	Unchanged	10% higher
6 months shorter	$(46,169)	$(17,383)	$11,435
Unchanged	(29,850)	—	29,990
6 months longer	9,941	36,605	63,518
Liability	10% lower	Unchanged	10% higher
6 months shorter	$(305,463)	$(163,160)	$(22,997)
Unchanged	(151,442)	—	148,857
6 months longer	32,288	194,326	351,288
Reinsurance run-off lines	5% lower	Unchanged	5% higher
3 months shorter	$(31,675)	$(4,953)	$27,895
Unchanged	(26,759)	—	32,874
3 months longer	(20,253)	6,537	39,451

The results show the cumulative increase (decrease) in loss reserves across all accident years.

For example, if assumed loss development pattern for insurance property business was three months shorter with no accompanying change in ELR assumption, loss reserves may decrease by approximately $63 million. Each of the impacts detailed in the tables is estimated individually, without consideration for any correlation among key assumptions or among lines of business. Therefore, it would be inappropriate to take each of the amounts and add them together in an attempt to estimate total volatility. Additionally, it is noted that in some instances, for example the projection of catastrophe estimates or credit and political risks estimates, development patterns are not appropriate as more bespoke techniques are used. While we believe the variations in the expected loss ratios and loss development patterns presented could be reasonably expected, our historical loss data regarding variability is generally limited and actual variations may be greater or less than these amounts.

It is also important to note that the variations are not meant to be a "best-case" or "worst-case" series of scenarios and, therefore, it is possible that future variations in loss reserves may be more or less than the amounts presented. While we believe that these are reasonably likely scenarios, we do not believe this sensitivity analysis should be considered an actual reserve range.

Reinsurance Recoverable on Unpaid Losses and Loss Expenses
In the normal course of business, we purchase facultative and treaty reinsurance protection to limit ultimate losses and to reduce loss aggregation risk. To the extent that reinsurers do not meet their obligations under the reinsurance agreements, we remain liable. Consequently, we are exposed to credit risk associated with reinsurance recoverable on unpaid and paid losses and loss expenses to the extent that any of our reinsurers are unable or unwilling to pay claims.
Reinsurance recoverables on unpaid losses and loss expenses ("reinsurance recoverables") for each of the reportable segments, segregated between case reserves and IBNR, by line of business are shown below:

	2024			2023
At December 31,	Case reserves	IBNR	Total	Case reserves	IBNR	Total

Insurance segment:
Property	$206,654	$269,708	$476,362	$194,760	$207,462	$402,222
Accident and health	709	8,856	9,565	1,411	1,595	3,006
Marine and aviation	148,426	199,636	348,062	153,065	125,149	278,215
Cyber	105,506	349,794	455,301	115,969	314,658	430,627
Professional lines	349,971	1,015,072	1,365,043	392,104	1,050,442	1,442,546
Credit and political risk (1)	(14,827)	50,129	35,302	(21,575)	56,767	35,191
Liability	396,119	1,710,401	2,106,520	315,641	1,569,591	1,885,232
Total Insurance	1,192,558	3,603,596	4,796,155	1,151,375	3,325,664	4,477,039

Reinsurance segment:
Accident and health	8,462	53,262	61,724	8,556	40,758	49,314
Agriculture	1,858	9,059	10,917	5,917	2,425	8,343
Marine and aviation	12,896	13,377	26,273	19,432	13,754	33,185
Professional lines	96,241	344,331	440,572	89,621	280,724	370,345
Credit and surety	52,266	80,208	132,474	44,027	59,147	103,174
Motor	175,825	176,613	352,438	164,488	150,855	315,344
Liability	212,154	601,642	813,796	162,216	527,925	690,141
Run-off lines
Catastrophe	100,892	95,662	196,554	172,703	90,557	263,260
Property	11,302	(1,475)	9,827	12,788	(31)	12,757
Engineering	95	73	167	111	71	181
Total run-off lines	112,289	94,260	206,548	185,602	90,597	276,198

Total Reinsurance	671,991	1,372,752	2,044,742	679,859	1,166,185	1,846,044

Total	$1,864,549	$4,976,348	$6,840,897	$1,831,234	$4,491,849	$6,323,083

(1)    Significant gross claims associated with certain credit and political risk contracts were paid in advance of recoveries being received from the corresponding security that resulted in negative gross case reserves of $(54) million at December 31, 2024 (2023: $(60) million) and related negative reinsurance recoverables related to case reserves of $(27) million at December 31, 2024 (2023: $(29) million). Refer to 'Critical Accounting Estimates – Reserve for Losses and Loss Expenses – Reserving for Credit and Political Risk Business' for further details.
At December 31, 2024, reinsurance recoverables as a percentage of loss reserves was 40% (2023: 38%).
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
At December 31, 2024, the allowance for expected credit losses was $43 million (2023: $37 million). We have not written off any significant reinsurance recoverable balances in the last three years.
At December 31, 2024, the use of different assumptions could have a material effect on the allowance for expected credit losses. To the extent the creditworthiness of our reinsurers deteriorates due to an adverse event affecting the reinsurance industry, such as a large number of catastrophes, uncollectible amounts could be significantly greater than the allowance for expected credit losses. Given the various considerations used to estimate the allowance for expected credit losses, we cannot precisely quantify the effect a specific industry event may have on the allowance for expected credit losses.
At December 31, 2024, reinsurance recoverables on unpaid and paid losses and loss expenses included 17% that is fully collateralized by the Company’s reinsurers, 81% that is recoverable from reinsurers rated A- or higher by A.M. Best and 2% that is recoverable from reinsurers rated lower than A- by A.M. Best (2023: 14%, 83% and 3%, respectively). Refer to Item 8, Note 12 to the Consolidated Financial Statements 'Commitments and Contingencies' for an analysis of the credit risk associated with reinsurance recoverables.
Gross Premiums Written
Revenues primarily relate to premiums generated by our underwriting operations. The basis for recognizing gross premiums written varies by policy or contract type. Refer to Item 8, Note 2 to the Consolidated Financial Statements 'Basis of Presentation and Significant Accounting Policies' for further details.
Insurance Segment
For the majority of our insurance business, a fixed premium that is identified in the policy is recorded at the inception of the policy. This premium is adjusted if underlying insured values change. We actively monitor underlying insured values, and any adjustments to premiums are recognized in the period in which they are determined. Gross premiums written on a fixed premium basis accounted for 94% of the segment’s gross premiums written for the years ended December 31, 2024 and 2023. Some of this business is written through MGAs, third parties granted authority to bind risks on our behalf in accordance with our underwriting guidelines. For this business, premiums are recorded based on monthly statements received from MGAs or best estimates based on historical experience.
The remainder of our insurance business is written on a line slip or proportional basis, where we assume an agreed proportion of the premiums and losses of a particular risk or group of risks along with other unrelated insurers. As premiums for this business are not identified in the policy, premiums are recognized at the inception of the policy based on estimates provided by clients through brokers (refer to 'Reinsurance Segment' below for further details). We review these premium estimates on a quarterly basis and any adjustments to premium estimates are recognized in the period in which they are determined. Gross premiums written on a line slip or proportional basis accounted for 6% of the segment’s gross premiums written for the years ended December 31, 2024 and 2023.
For the credit and political risk line of business, we write certain policies on a multi-year basis. Premiums in respect of these policies are recorded at the inception of the policy based on management’s best estimate of premiums to be received, including assumptions relating to prepayments/refinancing. At December 31, 2024, the average duration of unearned premiums for credit and political risk line of business was 5.6 years (2023: 5.7 years).

Reinsurance Segment
The reinsurance segment provides cover to cedants (i.e., insurance companies) on an excess of loss or on a proportional basis. In most cases, cedants seek protection from us for business that they have not yet written at the time they enter into agreements with us. Therefore, cedants must estimate their underlying premiums when purchasing reinsurance cover from us.
Excess of loss reinsurance contracts with cedants typically include minimum or deposit premium provisions. For excess of loss reinsurance contracts, minimum or deposit premiums are generally considered to be the best estimate of premiums at the inception of the contract. The minimum or deposit premium is normally adjusted at the end of the contract period to reflect changes in the underlying risks in force during the contract period. Any adjustments to minimum or deposit premiums are recognized in the period in which they are determined. Gross premiums written for excess of loss reinsurance contracts accounted for 40% and 39% of the reinsurance segment’s gross premiums written for the years ended December 31, 2024 and 2023, respectively.
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
As a result of this review process, any adjustments to premium estimates are recognized in the period in which they are determined. Changes in premium estimates could be material to gross premiums written in the period. Changes in premium estimates could be also material to net premiums earned in the period in which they are determined, as any adjustment may be substantially or fully earned. Gross premiums written for proportional reinsurance contracts, including adjustments to premium estimates established in prior years, accounted for 60% and 61% of the reinsurance segment’s gross premiums written for the years ended December 31, 2024 and 2023, respectively.

Gross premiums written for proportional reinsurance contracts incepting during the year were as follows:

Year ended December 31,	2024	2023	2022

Liability	$365,854	$356,022	$376,462
Accident and health	310,907	298,577	307,082
Professional lines	343,208	280,381	236,454
Credit and surety	205,393	169,297	133,853
Motor	40,848	68,136	135,954
Agriculture	140,714	99,806	112,452
Marine and aviation	30,916	19,839	22,081
Run-off lines
Catastrophe	—	1,343	3,463
Property	297	3,000	60,204
Engineering	—	—	—
Total run-off lines	297	4,343	63,667

Total estimated premiums	$1,438,137	$1,296,401	$1,388,005

Gross premiums written (reinsurance segment)	$2,390,304	$2,215,761	$2,629,014
As a % of total gross premiums written	60%	59%	53%

Historical experience has shown that cumulative adjustments to initial premium estimates for proportional reinsurance contracts have ranged from (2%) to 9% over the last 5 years.
We believe that a reasonably likely change to 2024 initial premium estimates for proportional reinsurance contracts would be 3% in either direction. A change in initial premium estimates of this magnitude would result in a change in gross premiums written of approximately $43 million. A change in initial premium estimates of this magnitude would not have a material impact on pre-tax net income, after considering current losses and loss expenses ratios together with acquisition cost ratios.
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
Fixed Maturities and Equity Securities
At December 31, 2024, the fair values of 94% (2023: 94%) of total fixed maturities and equity securities were based on prices provided by globally recognized independent pricing services where we have a current and detailed understanding of how their prices were derived. The remaining securities were priced by either non-binding broker quotes or internal valuation models.
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
At December 31, 2024 and 2023, we did not adjust any pricing provided by independent pricing services.
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
Other Investments
Multi-strategy Funds, Direct Lending Funds, Private Equity Funds and Real Estate Funds
The fair values of multi-strategy funds, direct lending funds, private equity funds and real estate funds are estimated using net asset values (NAVs) as advised by external fund managers or third-party administrators. At December 31, 2024, the estimated fair value of our investments in these funds was $808 million (2023: $836 million). Refer to Item 8, Note 6 to the Consolidated Financial Statements 'Fair Value Measurements' for further details.
CLO-Equities
The fair values of CLO-Equities are estimated using a discounted cash flow model prepared by an external investment manager. At December 31, 2024, the estimated fair value of our indirect investment in CLO-Equities was $nil (2023: $5 million). Refer to Item 8, Note 6 to the Consolidated Financial Statements 'Fair Value Measurements' for further details.

Other Privately Held Investments
Other privately held investments include common shares, preferred shares, convertible notes, convertible preferred shares, investments in limited partnerships (refer to "private company investment funds" below), and a variable yield security.
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
At December 31, 2024, the estimated fair value of these investments was $92 million (2023: $87 million). Refer to Item 8, Note 6 to the Consolidated Financial Statements 'Fair Value Measurements' for further details.
Other privately held investments includes investments in private company investment funds focusing on financial services technology companies with an emphasis on insurance technology companies ("private company investment funds").
The fair values of private company investment funds are estimated using NAVs as advised by external fund managers or third-party administrators. At December 31, 2024, the estimated fair value of our investments in these funds was $30 million (2023: $21 million). Refer to Item 8, Note 6 to the Consolidated Financial Statements 'Fair Value Measurements' for further details.
Impairment Losses and the Allowance for Expected Credit Losses - Fixed Maturities, Available for Sale
Fixed maturities classified as available for sale are reported at fair value at the balance sheet date and are presented net of an allowance for expected credit losses. Our available for sale ("AFS") investment portfolio is the largest component of total assets, and it is a multiple of shareholders’ equity. As a result, impairment losses could be material to our results of operations and financial condition particularly during periods of dislocation in financial markets.
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
In addition, the methodologies and significant inputs used to estimate the allowance for expected credit losses are disclosed in Item 8, Note 5(i) to the Consolidated Financial Statements 'Investments'.
At December 31, 2024, we recorded an allowance for expected credit losses of $4 million (2023: $11 million) and for the year ended December 31, 2024, we recorded impairment losses of $nil (2023: $13 million) (refer to 'Net Investment Income and Net Investment Gains (Losses)' for further details). The allowance for expected credit loss is charged to net income (loss) and is included in net investment gains (losses) in the consolidated statements of operations.
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

RECENT ACCOUNTING PRONOUNCEMENTS

At December 31, 2024, there were no recently issued accounting pronouncements that we have not yet adopted that we expect could have a material impact on our results of operations, financial condition or liquidity.

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
At December 31, 2024, 96% (2023: 95%) of fixed maturities are classified as available for sale, therefore changes in fair values caused by changes in interest rates and foreign currency exchange rates have an immediate impact on other comprehensive income (loss), total shareholders’ equity and book value per common share but do not have an immediate impact on net income (loss). Changes in these market risks impact net income (loss) when, and if, securities are sold, or an impairment charge or an allowance for expected credit losses is recorded.
Equity securities are reported at fair value, with changes in fair values recognized in net income (loss).
At December 31, 2024 and 2023, we also invested in alternative investments including multi-strategy funds, direct lending funds, private equity funds, real estate funds, CLO-Equities and other privately held investments. These investments are also exposed to market risks, with the changes in fair values immediately reported in net income (loss).
Sensitivity Analysis
The following is a sensitivity analysis of our primary market risk exposures at December 31, 2024 and 2023.
Our policies to address these risks in 2024 were not materially different from 2023. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based on what is known or expected to be in effect in future reporting periods.
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

The following table presents the estimated pre-tax impact on the fair value of fixed maturities classified as available for sale due to an instantaneous increase in the U.S. yield curve of 100 basis points and an additional 100 basis point credit spread widening for corporate debt, non-agency commercial MBS and residential MBS, ABS and municipal bond securities:

	Fair value	Potential adverse change in fair value
		Increase in interest rate by 100 basis points	Widening of credit spreads by 100 basis points	Total

At December 31, 2024
U.S. government and agency	$2,802,986	$(60,634)	$—	$(60,634)
Non-U.S. government	729,939	(22,143)	—	(22,143)
Agency RMBS	1,184,845	(61,576)	—	(61,576)

Securities exposed to credit spreads:
Corporate debt	4,842,190	(154,058)	(166,011)	(320,069)
CMBS	819,608	(21,745)	(24,749)	(46,494)
Non-agency RMBS	122,536	(5,287)	(5,090)	(10,377)
ABS	1,539,832	(17,343)	(35,727)	(53,070)
Municipals	110,817	(3,675)	(3,751)	(7,426)
	$12,152,753	$(346,461)	$(235,328)	$(581,789)

At December 31, 2023
U.S. government and agency	$3,007,528	$(81,945)	$—	$(81,945)
Non-U.S. government	723,959	(22,534)	—	(22,534)
Agency RMBS	1,634,661	(84,719)	—	(84,719)

Securities exposed to credit spreads:
Corporate debt	4,474,172	(151,894)	(158,759)	(310,653)
CMBS	839,696	(18,120)	(21,917)	(40,037)
Non-agency RMBS	153,396	(6,158)	(5,849)	(12,007)
ABS	1,242,971	(10,436)	(36,132)	(46,568)
Municipals	158,359	(6,234)	(6,336)	(12,570)
	$12,234,742	$(382,040)	$(228,993)	$(611,033)

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
Equity Price Risk
Our portfolio of equity securities, excluding the bond mutual funds, has exposure to equity price risk. This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices. The global equity portfolio is managed to a benchmark composite index, which consists of a blend of the S&P 500 and MSCI World indices. Changes in the underlying indices have a corresponding impact on the overall portfolio. At December 31, 2024, the fair value of equity securities was $323 million (2023: $295 million). At December 31, 2024, the impact of a 20% decline in the overall market prices of our equity exposures would be $65 million (2023: $59 million), on a pre-tax basis.

Our investment in multi-strategy funds has significant exposure to equity strategies with net long positions. At December 31, 2024, the fair value of multi-strategy funds was $25 million (2023: $25 million). At December 31, 2024, the impact of an instantaneous 15% decline in the fair value of our investment in multi-strategy funds would be $4 million (2023: $4 million), on a pre-tax basis.
Foreign Currency Risk
The following table presents a sensitivity analysis of total net foreign currency exposures:

	AUD	CAD	EUR	GBP	JPY	Other	Total

At December 31, 2024
Net managed assets (liabilities), excluding derivatives	$87,511	$366,541	$(344,739)	$15,836	$(38,893)	$88,887	$175,143
Foreign currency derivatives, net	(69,834)	(356,150)	290,800	36,430	35,648	(112,409)	(175,515)
Net managed foreign currency exposure	17,677	10,391	(53,939)	52,266	(3,245)	(23,522)	(372)
Other net foreign currency exposure	—	55	(607)	19	—	1	(532)
Total net foreign currency exposure	$17,677	$10,446	$(54,546)	$52,285	$(3,245)	$(23,521)	$(904)
Net foreign currency exposure as a percentage of total shareholders’ equity	0.3%	0.2%	(0.9%)	0.9%	(0.1%)	(0.4%)	—%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$1,768	$1,045	$(5,455)	$5,229	$(325)	$(2,352)	$(90)

At December 31, 2023
Net managed assets (liabilities), excluding derivatives	$38,348	$430,256	$(452,726)	$(145,992)	$(43,047)	$56,012	$(117,149)
Foreign currency derivatives, net	(23,240)	(403,952)	401,195	127,122	24,317	(114,294)	11,148
Net managed foreign currency exposure	15,108	26,304	(51,531)	(18,870)	(18,730)	(58,282)	(106,001)
Other net foreign currency exposure	—	175	(555)	(59)	—	—	(439)
Total net foreign currency exposure	$15,108	$26,479	$(52,086)	$(18,929)	$(18,730)	$(58,282)	$(106,440)
Net foreign currency exposure as a percentage of total shareholders’ equity	0.3%	0.5%	(1.0%)	(0.4%)	(0.4%)	(1.1%)	(2.0%)
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$1,511	$2,648	$(5,209)	$(1,893)	$(1,873)	$(5,828)	$(10,644)

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
Other Net Foreign Currency Exposure
In 2024, other net foreign currency exposure primarily consisted of residual foreign currency exposure from externally managed portfolios where the external manager hedges the foreign currency exposure.
During 2023, other net foreign currency exposure primarily consisted of residual foreign currency exposure from externally managed portfolios where the external manager hedges the foreign currency exposure.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of AXIS Capital Holdings Limited

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AXIS Capital Holdings Limited and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 26, 2025

We have served as the Company's auditor since 2001.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2024 AND 2023

	2024	2023
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2024: $12,419,905; 2023: $12,634,254 Allowance for expected credit losses 2024: $3,938; 2023: $10,759)	$12,152,753	$12,234,742
Fixed maturities, held to maturity, at amortized cost (Fair value 2024: $436,751; 2023: $675,851 Allowance for expected credit losses 2024: $nil; 2023: $nil)	443,400	686,296
Equity securities, at fair value (Cost 2024: $520,743; 2023: $543,833)	579,274	588,511
Mortgage loans, held for investment, at fair value (Allowance for expected credit losses 2024: $23,378; 2023: $6,220)	505,697	610,148
Other investments, at fair value	930,278	949,413
Equity method investments	206,994	174,634
Short-term investments, at fair value	223,666	17,216
Total investments	15,042,062	15,260,960
Cash and cash equivalents	2,143,471	953,476
Restricted cash and cash equivalents	920,150	430,509
Accrued interest receivable	114,012	106,055
Insurance and reinsurance premium balances receivable (Allowance for expected credit losses 2024: $17,339; 2023: $11,997)	3,169,355	3,067,554
Reinsurance recoverable on unpaid losses and loss expenses (Allowance for expected credit losses 2024: $43,445; 2023: $36,611)	6,840,897	6,323,083
Reinsurance recoverable on paid losses and loss expenses	546,287	575,847
Deferred acquisition costs	524,837	450,950
Prepaid reinsurance premiums	1,936,979	1,916,087
Receivable for investments sold	3,693	8,767
Goodwill	66,498	100,801
Intangible assets	175,967	186,883
Operating lease right-of-use assets	92,516	108,093
Loan advances made	247,775	305,222
Other assets	695,794	456,385
Total assets	$32,520,293	$30,250,672
Liabilities
Reserve for losses and loss expenses	$17,218,929	$16,434,018
Unearned premiums	5,211,865	4,747,602
Insurance and reinsurance balances payable	1,713,798	1,792,719
Debt	1,315,179	1,313,714
Federal Home Loan Bank advances	66,380	85,790
Payable for investments purchased	269,728	26,093
Operating lease liabilities	106,614	123,101
Other liabilities	528,421	464,439
Total liabilities	26,430,914	24,987,476
Commitments and Contingencies
Shareholders' equity
Preferred shares	550,000	550,000
Common shares (shares issued 2024: 176,580; 2023: 176,580 shares outstanding 2024: 82,984; 2023: 85,286)	2,206	2,206
Additional paid-in capital	2,394,063	2,383,030
Accumulated other comprehensive income (loss)	(267,557)	(365,836)
Retained earnings	7,341,569	6,440,528
Treasury shares, at cost (2024: 93,596; 2023: 91,294)	(3,930,902)	(3,746,732)
Total shareholders’ equity	6,089,379	5,263,196
Total liabilities and shareholders’ equity	$32,520,293	$30,250,672
 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022

	2024	2023	2022
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$5,306,235	$5,083,781	$5,160,326
Net investment income	759,229	611,742	418,829
Other insurance related income	30,721	22,495	13,073
Net investment gains (losses):
Increase in allowance for expected credit losses	(10,338)	(5,246)	(11,421)
Impairment losses	(408)	(12,757)	(12,568)
Other realized and unrealized investment gains (losses)	(127,788)	(56,627)	(432,800)
Total net investment gains (losses)	(138,534)	(74,630)	(456,789)
Total revenues	5,957,651	5,643,388	5,135,439

Expenses
Net losses and loss expenses	3,158,487	3,393,102	3,242,410
Acquisition costs	1,070,551	1,000,945	1,022,017
General and administrative expenses	666,202	684,446	680,343
Foreign exchange losses (gains)	(50,822)	58,115	(157,945)
Interest expense and financing costs	67,766	68,421	63,146
Reorganization expenses	26,312	28,997	31,426
Amortization of intangible assets	10,917	10,917	10,917
Total expenses	4,949,413	5,244,943	4,892,314

Income before income taxes and interest in income of equity method investments	1,008,238	398,445	243,125
Income tax (expense) benefit	55,595	(26,316)	(22,037)
Interest in income of equity method investments	17,953	4,163	1,995
Net income	1,081,786	376,292	223,083
Preferred share dividends	30,250	30,250	30,250
Net income available to common shareholders	$1,051,536	$346,042	$192,833

Per share data
Earnings per common share:
Earnings per common share	$12.49	$4.06	$2.27
Earnings per diluted common share	$12.35	$4.02	$2.25
Weighted average common shares outstanding	84,165	85,142	84,864
Weighted average diluted common shares outstanding	85,176	86,012	85,669

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022

	2024	2023	2022
	(in thousands)
Net income	$1,081,786	$376,292	$223,083

Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized gains (losses) arising during the year for which an allowance for expected credit losses has not been recognized	(33,030)	257,940	(1,043,625)
Unrealized gains (losses) arising during the year for which an allowance for expected credit losses has been recognized	(248)	9,583	(67,150)
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	155,320	128,513	304,925
Unrealized gains (losses) arising during the year, net of reclassification adjustment	122,042	396,036	(805,850)
Foreign currency translation adjustment	(23,763)	(1,572)	(10,986)
Total other comprehensive income (loss), net of tax	98,279	394,464	(816,836)
Comprehensive income (loss)	$1,180,065	$770,756	$(593,753)

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022

	2024	2023	2022
	(in thousands)
Preferred shares
Balance at beginning and end of year	$550,000	$550,000	$550,000

Common shares (par value)
Balance at beginning and end of year	2,206	2,206	2,206

Additional paid-in capital
Balance at beginning of year	2,383,030	2,366,253	2,346,179
Treasury shares reissued	(29,454)	(40,430)	(31,175)
Share-based compensation expense	40,487	57,207	51,249
Balance at end of year	2,394,063	2,383,030	2,366,253

Accumulated other comprehensive income (loss)
Balance at beginning of year	(365,836)	(760,300)	56,536
Unrealized gains (losses) on available for sale investments, net of tax:
Balance at beginning of year	(347,659)	(743,695)	62,155
Unrealized gains (losses) arising during the year, net of reclassification adjustment	122,042	396,036	(805,850)
Balance at end of year	(225,617)	(347,659)	(743,695)
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of year	(18,177)	(16,605)	(5,619)
Foreign currency translation adjustment	(23,763)	(1,572)	(10,986)
Balance at end of year	(41,940)	(18,177)	(16,605)
Balance at end of year	(267,557)	(365,836)	(760,300)

Retained earnings
Balance at beginning of year	6,440,528	6,247,022	6,204,745
Net income	1,081,786	376,292	223,083
Preferred share dividends (1)	(30,250)	(30,250)	(30,250)
Common share dividends (1)	(150,495)	(152,536)	(150,556)
Balance at end of year	7,341,569	6,440,528	6,247,022

Treasury shares, at cost
Balance at beginning of year	(3,746,732)	(3,765,271)	(3,749,010)
Shares repurchased	(215,868)	(23,596)	(48,981)
Shares reissued	31,698	42,135	32,720
Balance at end of year	(3,930,902)	(3,746,732)	(3,765,271)

Total shareholders' equity	$6,089,379	$5,263,196	$4,639,910

(1) Refer to Note 15 'Shareholders' Equity' for details on dividends declared and paid related to the Company's common and preferred shares.
 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022

	2024	2023	2022
	(in thousands)
Cash flows from operating activities:
Net income	$1,081,786	$376,292	$223,083
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment losses (1)	144,175	74,630	456,789
Net realized and unrealized gains on other investments	(47,203)	(19,682)	(55,757)
Amortization of fixed maturities	(38,428)	(20,167)	26,138
Interest in income of equity method investments	(17,953)	(4,163)	(1,995)
Other amortization and depreciation	55,306	75,552	68,288
Share-based compensation expense, net of cash payments	42,731	54,120	48,494
Changes in:
Accrued interest receivable	(8,441)	(11,777)	(30,432)
Reinsurance recoverable on unpaid losses and loss expenses	(543,442)	(493,831)	(825,608)
Reinsurance recoverable on paid losses and loss expenses	(3,764)	(60,860)	92,781
Deferred acquisition costs	(74,506)	21,499	(10,548)
Prepaid reinsurance premiums	(31,265)	(365,732)	(176,498)
Reserve for losses and loss expenses	841,727	1,272,999	544,459
Unearned premiums	482,867	388,747	287,082
Insurance and reinsurance balances, net	118,271	13,813	197,610
Other items	(157,048)	(45,881)	(45,848)
Net cash provided by operating activities	1,844,813	1,255,559	798,038

Cash flows from investing activities:
Purchases of:
Fixed maturities, available for sale	(10,530,382)	(6,348,753)	(7,476,440)
Fixed maturities, held to maturity	(105,755)	(37,499)	(255,610)
Equity securities	(114,519)	(89,502)	(94,324)
Mortgage loans	(17,655)	(24,867)	(117,023)
Other investments	(69,596)	(91,010)	(147,717)
Equity method investments	(14,407)	(22,183)	—
Short-term investments	(331,267)	(247,499)	(176,968)
Unsettled payable for reverse repurchase agreements included in cash and cash equivalents	247,495	—	—
Proceeds from the sale of:
Fixed maturities, available for sale	9,059,672	4,848,826	6,110,148
Equity securities	154,645	55,651	138,542
Other investments	135,975	158,348	156,719
Short-term investments	58,151	227,318	116,752
Proceeds from redemption of fixed maturities, available for sale	1,508,473	934,017	1,018,922
Proceeds from redemption of fixed maturities, held to maturity	348,812	49,609	3,541
Proceeds from redemption of short-term investments	69,010	76,545	20,124
Proceeds from the repayment of mortgage loans	98,241	36,375	84,365
Proceeds from the purchase of other assets, net	(17,396)	(31,144)	(36,829)
Loan advances made	(199,045)	(349,842)	(105,822)
Net cash provided by (used in) investing activities	280,452	(855,610)	(761,620)

Cash flows from financing activities:
Repurchase of common shares - open market	(199,944)	—	(34,987)
Taxes paid on withholding shares	(15,925)	(23,596)	(13,994)
Dividends paid - common shares	(151,765)	(153,775)	(149,341)
Dividends paid - preferred shares	(30,250)	(30,250)	(30,250)
Federal Home Loan Bank advances, net	(19,410)	5,250	78,950
Net cash used in financing activities	(417,294)	(202,371)	(149,622)

Effect of exchange rate changes on foreign currency cash, cash equivalents and restricted cash	(28,335)	11,754	(29,833)
Increase (decrease) in cash, cash equivalents and restricted cash	1,679,636	209,332	(143,037)
Cash, cash equivalents and restricted cash - beginning of year	1,383,985	1,174,653	1,317,690
Cash, cash equivalents and restricted cash - end of year	$3,063,621	$1,383,985	$1,174,653

(1) In 2024, net investment losses in the consolidated statement of cash flows included net realized gains on overseas deposits of $6 million that are included in net investment gains (losses) in the consolidated statement of operations.

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022

Supplemental disclosures of cash flow information:	2024	2023	2022
Income taxes paid	$80,557	$77,479	$33,418
Interest paid	$64,180	$63,596	$59,886

Supplemental disclosures of cash flow information:
In 2024, $236 million related to loan advances to Monarch Point Re (ISA 2023 and ISA 2024) Ltd. ("Monarch Point Re") was repaid and was treated as a non-cash activity in the consolidated statement of cash flows. In addition, $227 million related to reinsurance balances payables due to Monarch Point Re under retrocession agreements and $32 million related to ceded losses and loss expenses due from Monarch Point Re under retrocession agreements were settled and each amount was treated as a non-cash activity in the consolidated statement of cash flows. Further, $14 million related to interest on loans advanced to Monarch Point Re was received in advance and was treated as a non-cash activity in the consolidated statement of cash flows (refer to Note 18 'Related Party Transactions').
In 2024, $75 million related to a loan advanced to a third-party reinsurer was repaid and $75 million related to reinsurance balances payables due to the third-party reinsurer under retrocession agreements was settled and each amount was treated as a non-cash activity in the consolidated statement of cash flows (refer to Note 10 'Debt').
In 2023, $72 million related to a loan advanced to Monarch Point Re (ISA 2023) Ltd. ("Monarch Point Re") was repaid and was treated as a non-cash activity in the consolidated statement of cash flows. In addition, $66 million related to reinsurance balances payables due to Monarch Point Re under the retrocession agreement and $4 million related to ceded losses and loss expenses due from Monarch Point Re under the retrocession agreement were settled and each amount was treated as a non-cash activity in the consolidated statement of cash flows. Further, $12 million related to interest on the loan advanced to Monarch Point Re was received in advance and was treated as a non-cash activity in the consolidated statement of cash flows (refer to Note 18 'Related Party Transactions').
In 2023, $110 million related to a loan advanced to a third-party reinsurer was repaid and was treated as a non-cash activity in the consolidated statement of cash flows. In addition, $107 million related to reinsurance balances payables due to the third- party reinsurer under the retrocession agreement and $21 million related to ceded losses and loss expenses due from the third- party reinsurer under the retrocession agreement were settled and each amount was treated as a non-cash activity in the consolidated statement of cash flows. Further, $4 million related to interest on the loan advanced to a third-party reinsurer was received in advance and was treated as a non-cash activity in the consolidated statement of cash flows (refer to Note 10 'Debt').
In 2022, the Company borrowed $81 million under the FHLB program, of which $2 million was settled by way of a transfer of member stock (refer to Note 11 'Federal Home Loan Advances').
In 2022, $90 million related to a loan advanced to a third-party reinsurer was repaid and was treated as a non-cash activity in the consolidated statement of cash flows. In addition, $88 million related to reinsurance balances payables due to the third-party reinsurer under the retrocession agreement and $9 million related to ceded losses and loss expenses due from the third- party reinsurer under the retrocession agreement were settled and each amount was treated as a non-cash activity in the consolidated statement of cash flows. Further, $1 million related to interest on the loan advanced to a third-party reinsurer was received in advance and was treated as a non-cash activity in the consolidated statement of cash flows (refer to Note 10 'Debt').

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023, AND 2022

1.    ORGANIZATION

AXIS Capital Holdings Limited ("AXIS Capital" and together with its wholly-owned subsidiaries the "Company"), was incorporated on December 9, 2002, under the laws of Bermuda. The Company is a global specialty underwriter and provider of insurance and reinsurance solutions. The Company's principal operating subsidiaries, located in Bermuda, the United States ("U.S."), Europe, Singapore and Canada, are described below:

•AXIS Specialty Limited ("AXIS Specialty Bermuda"), a Bermuda domiciled company, is licensed to provide specialty lines insurance and treaty reinsurance products on a worldwide basis. In addition, AXIS Specialty Bermuda conducts insurance and reinsurance business through its branch in Singapore, AXIS Specialty Limited (Singapore Branch). AXIS Specialty Bermuda ceased writing new business through its branch in Singapore on January 1, 2024, and will close this branch, subject to meeting all regulatory and legal requirements. AXIS Specialty Insurance Limited ("AXIS Specialty Insurance Bermuda"), a Bermuda domiciled company, incorporated on August 19, 2024, was licensed on December 17, 2024 to provide specialty lines insurance and treaty reinsurance products on a worldwide basis.

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

•AXIS Specialty Europe SE ("AXIS Specialty Europe") is a European public limited liability company, incorporated as a non-life insurer under the laws of Ireland. It is a Societas Europaea (SE), or European society company registered in accordance with company law of the EU. AXIS Specialty Europe also conducts insurance business through its branch in the United Kingdom ("U.K."), AXIS Specialty Europe SE (UK Branch).

The U.K. withdrew from the European Union on January 31, 2020 and is now considered a third-country. Effective October 28, 2022, AXIS Specialty Europe SE (UK Branch) is fully regulated by the Prudential Regulation Authority and the U.K. Financial Conduct Authority as a third-country branch.

•AXIS Re SE is a European public limited liability company, incorporated as a reinsurer under the laws of Ireland. AXIS Re SE is also a Societas Europaea (SE), or European society company registered in accordance with company law of the EU. AXIS Re SE also conducts reinsurance business through its branch in Switzerland, AXIS Re SE, Dublin (Zurich Branch).

•The Company operates in the Lloyd's of London ("Lloyd's") market through its corporate members AXIS Corporate Capital UK Limited and AXIS Corporate Capital UK II Limited, that provided 70% and 30% capital support, respectively, to AXIS Syndicate 1686 ("Syndicate 1686") through December 31, 2024. AXIS Corporate Capital UK II Limited will provide 100% capital support to Syndicate 1686 for underwriting activities effective January 1, 2025. Syndicate 1686 is managed by AXIS Managing Agency Ltd. ("AXIS Managing Agency").

•AXIS Energy Transition Syndicate 2050 ("Syndicate 2050") commenced underwriting on April 1, 2024. AXIS Corporate Capital UK II Limited is the sole corporate member of Syndicate 2050. Syndicate 2050 is managed by AXIS Managing Agency.

•AXIS Reinsurance Managers Limited ("AXIS Reinsurance Managers") is regulated by the BMA as an insurance manager and generates fee income from services provided to strategic capital partners.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023, AND 2022

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
DECEMBER 31, 2024, 2023, AND 2022

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

The non-credit impairment amount of the loss (i.e., related to interest rates, market conditions, etc.) is recognized in other comprehensive income (loss).

The Company reports accrued interest receivable related to available for sale debt securities separately and has elected not to measure an allowance for expected credit losses for accrued interest receivable. Write-offs of accrued interest receivable balances are recognized in net investment gains (losses) in the consolidated statements of operations in the period in which they are deemed uncollectible.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023, AND 2022

2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
DECEMBER 31, 2024, 2023, AND 2022

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
Insurance and reinsurance premiums are earned over the period during which the Company is exposed to the underlying risk, which is generally one to two years with the exception of multi-year contracts. Unearned premiums represent the portion of premiums which relate to the unexpired term under contracts in force.
Reinstatement premiums are recognized and earned at the time a loss event occurs and losses are recorded, where the coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms. The recognition of reinstatement premiums is based on estimates of losses and loss expenses, which reflects management’s judgment (refer to Note 2(d) 'Losses and Loss Expenses').
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
Acquisition Costs
Acquisition costs vary with and are directly related to the successful acquisition efforts of acquiring new or renewing existing insurance and reinsurance contracts and consist primarily of fees and commissions paid to brokers and premium taxes. In addition, certain of the Company's contracts include profit commission provisions or other adjustable features that are estimated based on expected losses and loss expenses for those contracts. Acquisition costs are shown net of commissions on reinsurance purchased. Net acquisition costs are deferred and charged to net income (loss) as the related premium is earned.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023, AND 2022

2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023, AND 2022

2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
Retroactive Reinsurance
Retroactive reinsurance reimburses a ceding company for liabilities incurred as a result of past insurable events covered under contracts subject to the reinsurance. In certain instances, reinsurance contracts cover losses both on a prospective basis and on a retroactive basis and where practical the Company bifurcates the prospective and retroactive elements of these reinsurance contracts and accounts for each element separately. Initial gains in connection with retroactive reinsurance contracts are deferred and amortized into net income (loss) over the claims settlement period while losses are recognized immediately. When changes in the estimated amount recoverable from the reinsurer or in the timing of receipts related to that amount occur, a cumulative amortization adjustment is recognized in net income (loss) in the period in which the change is determined so that the deferred gain reflects the balance that would have existed had the revised estimate been available at the inception of the reinsurance transaction.
f)    Foreign Exchange
The functional currency of the Company and the majority of its subsidiaries is the U.S. dollar. All foreign currency transactions are initially measured and recorded in functional currency using the rates of exchange prevailing at the transaction date.
Monetary assets and liabilities denominated in foreign currency are remeasured to functional currency at the rates of exchange in effect at the balance sheet date with the resulting foreign exchange losses (gains) generally being recognized in the consolidated statements of operations. Foreign exchange losses (gains) related to available for sale securities denominated in foreign currency represent an unrealized appreciation (depreciation) in the market value of the securities and are included in AOCI in total shareholders’ equity. Non-monetary assets and liabilities denominated in foreign currency are not subsequently remeasured.
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
g)    Share-based Compensation
The Company is authorized to issue restricted shares, restricted stock units, performance restricted stock units, stock options, stock appreciation rights and other equity-based awards to its employees and directors. The Company's plan includes share-settled and cash-settled service awards and share-settled performance awards.
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
DECEMBER 31, 2024, 2023, AND 2022

2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Performance Restricted Stock Units - Share-Settled
The fair value of share-settled performance awards which include a market condition is measured on the grant date using a Monte Carlo simulation model which requires inputs including share price, expected volatility, expected term, expected dividend yield and risk-free interest rates. The fair value of share-settled performance awards which include a performance condition is based on the closing price of the Company's common shares measured at the grant date.
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023, AND 2022

2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
m)    New Accounting Standards Adopted in 2024
Segment Reporting
Effective October 1, 2024, the Company adopted Accounting Standards Update ("ASU" or "Update") ASU 2023-07 "Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures" which aims to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The amendments applicable to the Company require disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and are included within the Company's reported measure of segment profit or loss (collectively referred to as the "significant expense principle"). In addition, the Company is required to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources (refer to Note 3 'Segment Information').The adoption of this guidance did not impact the Company's results of operations, financial condition, or liquidity.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023, AND 2022

2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

n) Recently Issued Accounting Standards Not Yet Adopted
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
Income Taxes Paid
The amendments in this Update require that all entities disclose on an annual basis (1) the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes and (2) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) if equal to or greater than 5 percent of total income taxes paid (net of refunds received)
Other Disclosures
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023, AND 2022

2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Disaggregation of Income Statement Expenses

On November 4, 2024, the FASB issued ASU 2024-03 "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) "Disaggregation of Income Statement Expense" which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements.
The amendments require public business entities to disclose disaggregated information about specific natural expense categories underlying certain income statement expense line items that are considered "relevant" (referred to as "relevant expense captions") because they include one or more of the five natural expense categories. Such disclosures must be made on an annual and interim basis in a tabular format in the footnotes to the financial statements. The ASU requires entities to disaggregate any relevant expense caption presented on the face of the income statement within continuing operations into applicable natural expense categories including (1) employee compensation (2) depreciation and (3) intangible asset amortization.

The guidance is effective for fiscal years beginning after December 15, 2026 and for interim periods, effective within fiscal years beginning after December 15, 2027.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023, AND 2022

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
The Company has identified its President and Chief Executive Officer as its chief operating decision maker ("CODM"). The CODM evaluates performance and decides how to allocate resources based on underwriting income (loss) for each of the Company's reportable segments. During quarterly Results Review meetings, an analysis of each reportable segment's underwriting income (loss) compared to the same period in the prior year, and compared to plan, is provided by business leaders to the CODM to facilitate the evaluation of segment performance.
The Company does not allocate its assets by segment, with the exception of goodwill and intangible assets.
The following tables present the underwriting results of the Company's reportable segments, as well as the carrying amounts of allocated goodwill and intangible assets:

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023, AND 2022

3.    SEGMENT INFORMATION (CONTINUED)

At and year ended December 31, 2024	Insurance	Reinsurance	Total

Gross premiums written	$6,615,584	$2,390,304	$9,005,888
Net premiums written	4,250,545	1,506,806	5,757,351
Net premiums earned	3,926,036	1,380,199	5,306,235
Other insurance related income	94	30,627	30,721
Current accident year net losses and loss expenses	(2,261,629)	(921,181)	(3,182,810)
Net favorable prior year reserve development	16,209	8,114	24,323
Acquisition costs	(766,915)	(303,636)	(1,070,551)
Underwriting-related general and administrative expenses	(485,929)	(50,513)	(536,442)
Underwriting income	$427,866	$143,610	571,476

Net investment income			759,229
Net investment gains (losses)			(138,534)
Corporate expenses			(129,760)
Foreign exchange gains			50,822
Interest expense and financing costs			(67,766)
Reorganization expenses			(26,312)
Amortization of intangible assets			(10,917)
Income before income taxes and interest in income of equity method investments			1,008,238
Income tax benefit			55,595
Interest in income of equity method investments			17,953
Net income			1,081,786
Preferred share dividends			30,250
Net income available to common shareholders			$1,051,536

Current accident year loss ratio	57.6%	66.7%	60.0%
Prior year reserve development ratio	(0.4%)	(0.5%)	(0.5%)
Net losses and loss expenses ratio	57.2%	66.2%	59.5%
Acquisition cost ratio	19.5%	22.0%	20.2%
General and administrative expense ratio	12.4%	3.6%	12.6%
Combined ratio	89.1%	91.8%	92.3%

Goodwill and intangible assets	$242,465	$—	$242,465

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023, AND 2022

3.    SEGMENT INFORMATION (CONTINUED)

At and year ended December 31, 2023	Insurance	Reinsurance	Total

Gross premiums written	$6,140,764	$2,215,761	$8,356,525
Net premiums written	3,758,720	1,343,605	5,102,325
Net premiums earned	3,461,700	1,622,081	5,083,781
Other insurance related income (loss)	(198)	22,693	22,495
Current accident year net losses and loss expenses	(1,903,648)	(1,077,572)	(2,981,220)
Net favorable (adverse) prior year reserve development	(176,353)	(235,529)	(411,882)
Acquisition costs	(648,463)	(352,482)	(1,000,945)
Underwriting-related general and administrative expenses	(472,094)	(79,373)	(551,467)
Underwriting income (loss)	$260,944	$(100,182)	160,762

Net investment income			611,742
Net investment gains (losses)			(74,630)
Corporate expenses			(132,979)
Foreign exchange (losses) gains			(58,115)
Interest expense and financing costs			(68,421)
Reorganization expenses			(28,997)
Amortization of intangible assets			(10,917)
Income before income taxes and interest in income of equity method investments			398,445
Income tax (expense) benefit			(26,316)
Interest in income of equity method investments			4,163
Net income			376,292
Preferred share dividends			30,250
Net income available to common shareholders			$346,042

Current accident year loss ratio	55.0%	66.4%	58.6%
Prior year reserve development ratio	5.1%	14.6%	8.1%
Net losses and loss expenses ratio	60.1%	81.0%	66.7%
Acquisition cost ratio	18.7%	21.7%	19.7%
General and administrative expense ratio	13.7%	4.9%	13.5%
Combined ratio	92.5%	107.6%	99.9%

Goodwill and intangible assets	$287,684	$—	$287,684

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023, AND 2022

3.    SEGMENT INFORMATION (CONTINUED)

At and year ended December 31, 2022	Insurance	Reinsurance	Total

Gross premiums written	$5,585,581	$2,629,014	$8,214,595
Net premiums written	3,377,906	1,885,150	5,263,056
Net premiums earned	3,134,155	2,026,171	5,160,326
Other insurance related income	559	12,514	13,073
Current accident year net losses and loss expenses	(1,802,204)	(1,465,739)	(3,267,943)
Net favorable prior year reserve development	16,350	9,183	25,533
Acquisition costs	(577,838)	(444,179)	(1,022,017)
Underwriting-related general and administrative expenses	(443,704)	(106,585)	(550,289)
Underwriting income	$327,318	$31,365	358,683

Net investment income			418,829
Net investment gains (losses)			(456,789)
Corporate expenses			(130,054)
Foreign exchange gains			157,945
Interest expense and financing costs			(63,146)
Reorganization expenses			(31,426)
Amortization of intangible assets			(10,917)
Income before income taxes and interest in income of equity method investments			243,125
Income tax (expense) benefit			(22,037)
Interest in income of equity method investments			1,995
Net income			223,083
Preferred share dividends			30,250
Net income available to common shareholders			$192,833

Current accident year loss ratio	57.5%	72.3%	63.3%
Prior year reserve development ratio	(0.5%)	(0.4%)	(0.5%)
Net losses and loss expenses ratio	57.0%	71.9%	62.8%
Acquisition cost ratio	18.4%	21.9%	19.8%
General and administrative expense ratio	14.2%	5.3%	13.2%
Combined ratio	89.6%	99.1%	95.8%

Goodwill and intangible assets	$298,601	$—	$298,601

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023, AND 2022

3.    SEGMENT INFORMATION (CONTINUED)
The following table presents gross premiums written by the geographical location of the Company's subsidiaries:

Years ended December 31,	2024	2023	2022

U.S.	$4,864,074	$4,484,789	$4,342,707
Ireland	1,923,006	1,837,177	1,931,815
Lloyd's of London	1,998,217	1,759,990	1,567,458
Bermuda	220,591	274,569	372,615
Gross premiums written	$9,005,888	$8,356,525	$8,214,595

The following table presents net premiums earned by segment and line of business:

Years ended December 31,	2024	2023	2022

Insurance
Professional lines	$817,535	$764,558	$817,924
Property	1,139,308	878,849	755,986
Liability	494,561	496,381	459,775
Cyber	347,842	323,025	309,004
Marine and aviation	614,826	567,292	479,499
Accident and health	360,894	306,061	209,548
Credit and political risk	151,070	125,534	102,419
Total Insurance	3,926,036	3,461,700	3,134,155

Reinsurance
Liability	309,265	403,239	484,681
Accident and health	322,932	341,806	368,747
Professional lines	169,074	205,404	250,911
Credit and surety	231,780	236,408	192,926
Motor	123,545	155,942	205,774
Agriculture	126,549	121,628	122,289
Marine and aviation	64,609	65,658	78,504
Run-off lines
Catastrophe	13,412	33,963	156,232
Property	6,266	44,508	135,480
Engineering	12,767	13,525	30,627
Total run-off lines	32,445	91,996	322,339

Total Reinsurance	1,380,199	1,622,081	2,026,171

Total	$5,306,235	$5,083,781	$5,160,326

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

4.    GOODWILL AND INTANGIBLE ASSETS
The table below provides details of goodwill and intangible assets related to the Company's insurance segment:

	Goodwill	Intangible assets with an indefinite life	Intangible assets with a finite life	Total

At December 31, 2022
Gross amount	$95,890	$120,785	$394,604	$611,279
Accumulated amortization	n/a	n/a	(306,671)	(306,671)
Accumulated translation adjustment	4,911	—	—	4,911
	100,801	120,785	87,933	309,519
Amortization	n/a	n/a	(10,917)	(10,917)
Impairment charges	—	—	—	—
At December 31, 2023
Gross amount	95,890	120,785	394,604	611,279
Accumulated amortization	n/a	n/a	(317,588)	(317,588)
Accumulated translation adjustment	4,911	—	—	4,911
	100,801	120,785	77,016	298,602
Amortization	n/a	n/a	(10,917)	(10,917)
Impairment charges	—	—	—	—
At December 31, 2024
Gross amount	95,890	120,785	394,604	611,279
Accumulated amortization	n/a	n/a	(328,505)	(328,505)
Accumulated translation adjustment	4,911	—	—	4,911
	100,801	120,785	66,099	287,685
Amortization	n/a	n/a	(10,917)	(10,917)
Impairment charges	—	—	—	—
Tax-related adjustments	(34,303)	—	—	(34,303)
	$66,498	$120,785	$55,182	$242,465

n/a – not applicable
Intangible Assets with an Indefinite Life
Intangible assets with an indefinite life include U.S. state licenses that provide a legal right to transact business indefinitely and the value of Lloyd's syndicate capacity, which represents the right to underwrite a certain allocated limit of premium in the Lloyd's market.
Impairment Review
For the years ended December 31, 2024, 2023 and 2022, the Company's impairment review of goodwill did not result in the recognition of an impairment loss.
Tax-related Adjustments
During the year ended December 31, 2024, the Company assessed that certain deferred tax assets and deferred tax liabilities were no longer required and recognized a tax-related adjustment of $34 million.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

4.    GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

The tables below provide details of the gross amount and accumulated amortization by category of value of business acquired ("VOBA") and intangible assets:

	VOBA and intangible assets
At December 31, 2024	Gross amount	Accumulated amortization	Total

U.S. state licenses	$26,036	n/a	$26,036
Syndicate capacity (2)	94,748	n/a	94,748
Customer relationships and customers lists (1)	13,330	(12,993)	337
VOBA(2)	256,942	(256,942)	—
Coverholders (2)	63,565	(38,408)	25,157
Large brokers (2)	46,641	(22,545)	24,096
SME brokers (2)	14,126	(8,533)	5,593
	$515,388	$(339,421)	$175,967

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

	VOBA and intangible assets
At December 31, 2023	Gross amount	Accumulated amortization	Total

U.S. state licenses	$26,036	n/a	$26,036
Syndicate capacity (2)	94,748	n/a	94,748
Customer relationships and customers lists (1)	13,330	(11,661)	1,669
VOBA(2)	256,942	(256,942)	—
Coverholders (2)	63,565	(33,110)	30,455
Large brokers (2)	46,641	(19,435)	27,206
SME brokers (2)	14,126	(7,357)	6,769
	$515,388	$(328,505)	$186,883

n/a – not applicable
(1)     On April 1, 2015, the Company completed its acquisition of Ternian Insurance Group LLC (renamed AXIS Group Benefits LLC in 2022) and recognized the definite life intangible assets detailed above.
(2)    On October 2, 2017, the Company acquired Novae Group plc ("Novae") and recognized finite lived intangible assets, including VOBA, distribution networks, and indefinite lived intangible assets related to Lloyd's syndicate capacity, all detailed above.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

4.    GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

The table below provides details of estimated amortization expense of intangible assets with a finite life:

Total

2025	$9,921
2026	9,583
2027	9,583
2028	9,583
2029	7,965
After 2029	8,547
Total remaining amortization expense	55,182
Indefinite lived intangible assets	120,785
Total intangible assets	$175,967

The estimated remaining average useful life of finite lived intangible assets is 6 years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

5.    INVESTMENTS
a)    Fixed Maturities, Available for Sale

The following table provides the amortized cost and fair values of the Company's fixed maturities classified as available for sale:

	Amortized cost	Allowance for expected credit losses	Gross unrealized gains	Gross unrealized losses	Fair value

At December 31, 2024
Available for sale
U.S. government and agency	$2,830,111	$—	$6,011	$(33,136)	$2,802,986
Non-U.S. government	753,315	—	2,584	(25,960)	729,939
Corporate debt	4,941,510	(3,690)	30,594	(126,224)	4,842,190
Agency RMBS(1)	1,245,681	—	1,154	(61,990)	1,184,845
CMBS(2)	852,534	—	1,244	(34,170)	819,608
Non-agency RMBS	132,116	(195)	597	(9,982)	122,536
ABS(3)	1,547,350	(53)	5,812	(13,277)	1,539,832
Municipals(4)	117,288	—	125	(6,596)	110,817
Total fixed maturities, available for sale	$12,419,905	$(3,938)	$48,121	$(311,335)	$12,152,753

At December 31, 2023
Available for sale
U.S. government and agency	$3,049,445	$—	$13,211	$(55,128)	$3,007,528
Non-U.S. government	729,761	(30)	13,089	(18,861)	723,959
Corporate debt	4,651,654	(10,438)	49,434	(216,478)	4,474,172
Agency RMBS(1)	1,706,204	—	11,495	(83,038)	1,634,661
CMBS(2)	897,553	—	551	(58,408)	839,696
Non-agency RMBS	165,910	(194)	713	(13,033)	153,396
ABS(3)	1,265,187	(50)	2,855	(25,021)	1,242,971
Municipals(4)	168,540	(47)	414	(10,548)	158,359
Total fixed maturities, available for sale	$12,634,254	$(10,759)	$91,762	$(480,515)	$12,234,742

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
DECEMBER 31, 2024, 2023 AND 2022

5.    INVESTMENTS (CONTINUED)
Contractual Maturities
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
The table below provides the contractual maturities of fixed maturities classified as available for sale:

	Amortized cost	Fair value	% of Total fair value

At December 31, 2024
Maturity
Due in one year or less	$895,177	$885,866	7.4%
Due after one year through five years	5,637,336	5,567,905	45.8%
Due after five years through ten years	1,895,116	1,826,564	15.0%
Due after ten years	214,595	205,597	1.7%
	8,642,224	8,485,932	69.9%
Agency RMBS	1,245,681	1,184,845	9.7%
CMBS	852,534	819,608	6.7%
Non-agency RMBS	132,116	122,536	1.0%
ABS	1,547,350	1,539,832	12.7%
Total	$12,419,905	$12,152,753	100.0%

At December 31, 2023
Maturity
Due in one year or less	$474,557	$463,789	3.6%
Due after one year through five years	5,902,571	5,790,493	47.3%
Due after five years through ten years	2,064,619	1,954,449	16.0%
Due after ten years	157,653	155,287	1.3%
	8,599,400	8,364,018	68.2%
Agency RMBS	1,706,204	1,634,661	13.4%
CMBS	897,553	839,696	6.9%
Non-agency RMBS	165,910	153,396	1.3%
ABS	1,265,187	1,242,971	10.2%
Total	$12,634,254	$12,234,742	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

5.    INVESTMENTS (CONTINUED)
Gross Unrealized Losses
The following table summarizes fixed maturities, available for sale in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

At December 31, 2024
Fixed maturities, available for sale
U.S. government and agency	$262,368	$(17,515)	$1,026,139	$(15,621)	$1,288,507	$(33,136)
Non-U.S. government	98,846	(9,179)	457,889	(16,781)	556,735	(25,960)
Corporate debt	934,975	(78,979)	2,032,254	(47,245)	2,967,229	(126,224)
Agency RMBS	280,550	(35,333)	749,040	(26,657)	1,029,590	(61,990)
CMBS	410,213	(22,334)	260,411	(11,836)	670,624	(34,170)
Non-agency RMBS	69,418	(9,900)	8,302	(82)	77,720	(9,982)
ABS	147,281	(8,471)	295,897	(4,806)	443,178	(13,277)
Municipals	49,495	(4,198)	51,002	(2,398)	100,497	(6,596)
Total fixed maturities, available for sale	$2,253,146	$(185,909)	$4,880,934	$(125,426)	$7,134,080	$(311,335)

At December 31, 2023
Fixed maturities, available for sale
U.S. government and agency	$846,503	$(42,465)	$867,733	$(12,663)	$1,714,236	$(55,128)
Non-U.S. government	233,038	(18,178)	115,112	(683)	348,150	(18,861)
Corporate debt	2,623,304	(210,512)	240,813	(5,966)	2,864,117	(216,478)
Agency RMBS	778,656	(80,070)	218,606	(2,968)	997,262	(83,038)
CMBS	703,411	(54,856)	75,242	(3,552)	778,653	(58,408)
Non-agency RMBS	98,483	(13,013)	10,017	(20)	108,500	(13,033)
ABS	879,743	(24,747)	83,582	(274)	963,325	(25,021)
Municipals	129,969	(10,156)	6,238	(392)	136,207	(10,548)
Total fixed maturities, available for sale	$6,293,107	$(453,997)	$1,617,343	$(26,518)	$7,910,450	$(480,515)

At December 31, 2024, 3,994 fixed maturities (2023: 3,535) were in an unrealized loss position of $311 million (2023: $481 million) of which $14 million (2023: $13 million) was related to securities below investment grade or not rated.

At December 31, 2024, 2,108 fixed maturities (2023: 3,212) had been in a continuous unrealized loss position for twelve months or greater and had a fair value of $2,253 million (2023: $6,293 million).

The unrealized losses of $311 million (2023: $481 million) were due to non-credit factors and were expected to be recovered as the related securities approach maturity.

At December 31, 2024, the Company did not intend to sell the securities in an unrealized loss position and it is more likely than not that the Company will not be required to sell these securities before the anticipated recovery of their amortized costs.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

5.    INVESTMENTS (CONTINUED)
b)    Fixed Maturities, Held to Maturity
The following table provides the amortized cost and fair values of the Company's fixed maturities classified as held to maturity:

	Amortized cost	Allowance for expected credit losses	Net carrying value	Gross unrealized gains	Gross unrealized losses	Fair value

At December 31, 2024
Held to maturity
Corporate debt	$122,706	$—	$122,706	$675	$(7,764)	$115,617
ABS(1)	320,694	—	320,694	560	(120)	321,134
Total fixed maturities, held to maturity	$443,400	$—	$443,400	$1,235	$(7,884)	$436,751

At December 31, 2023
Held to maturity
Corporate debt	$95,200	$—	$95,200	$298	$(8,827)	$86,671
ABS(1)	591,096	—	591,096	5	(1,921)	589,180
Total fixed maturities, held to maturity	$686,296	$—	$686,296	$303	$(10,748)	$675,851

(1)Asset-backed securities ("ABS") include debt tranched securities collateralized primarily by collateralized loan obligations ("CLOs").

At December 31, 2024, fixed maturities, held to maturity of $443 million (2023: $686 million) were presented net of an allowance for expected credit losses of $nil (2023: $nil).

The Company's ABS, held to maturity consist of CLO debt tranched securities ("CLO Debt"). The Company uses a scenario-based approach to review its CLO Debt portfolio and reviews subordination levels of these securities to determine their ability to absorb credit losses of the underlying collateral. If losses are forecast to be below the subordination level for a tranche held by the Company, the security is determined not to have a credit loss. At December 31, 2024 and 2023, the allowance for credit losses expected to be recognized over the life of the Company's ABS, held to maturity was $nil.

To estimate expected credit losses for corporate debt securities, held to maturity, the Company's projected cash flows are primarily driven by assumptions regarding the severity of loss, which is a function of the probability of default and projected recovery rates. The Company's default and recovery rates are based on credit ratings, credit analysis and macroeconomic forecasts. At December 31, 2024 and 2023, the allowance for credit losses expected to be recognized over the life of the Company's corporate debt, held to maturity was $nil.
Contractual Maturities
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. ABS classified as held to maturity had a net carrying value of $321 million (2023: $591 million).

Corporate debt classified as held to maturity with a net carrying value of $28 million (2023: $nil) is due between 1 year and 3 years and corporate debt classified as held to maturity with a net carrying value of $95 million (2023: $95 million) is due between 3 years and 10 years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

5.    INVESTMENTS (CONTINUED)
c)    Equity Securities

The following table provides the cost and fair values of the Company's equity securities:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value

At December 31, 2024
Equity securities
Common stocks	$3,061	$65	$(488)	$2,638
Preferred stocks	5,843	136	(112)	5,867
Exchange-traded funds	188,771	126,477	(1,206)	314,042
Bond mutual funds	323,068	540	(66,881)	256,727
Total equity securities	$520,743	$127,218	$(68,687)	$579,274

At December 31, 2023
Equity securities
Common stocks	$2,843	$101	$(398)	$2,546
Preferred stocks	5,496	218	(113)	5,601
Exchange-traded funds	182,989	105,858	(1,572)	287,275
Bond mutual funds	352,505	4,119	(63,535)	293,089
Total equity securities	$543,833	$110,296	$(65,618)	$588,511

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

5.    INVESTMENTS (CONTINUED)
d)    Mortgage Loans

The following table provides details of the Company's mortgage loans, held for investment:

	December 31, 2024		December 31, 2023
	Carrying value	% of Total	Carrying value	% of Total

Mortgage loans held for investment:
Commercial	$529,075	105%	$616,368	101%
Allowance for expected credit losses	(23,378)	(5%)	(6,220)	(1%)
Total mortgage loans held for investment	$505,697	100%	$610,148	100%

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

The Company has a high quality commercial mortgage loan portfolio with a weighted average debt service coverage ratio of 1.7x (2023: 1.9x) and a weighted average loan-to-value ratio of 78% (2023: 71%). At December 31, 2024 and 2023, there were no past due amounts associated with the commercial mortgage loans held by the Company.

On a quarterly basis, the Company's exposure to commercial mortgage loans in the office sector, that represents 43% (2023: 41%) of the total mortgage loan portfolio, is evaluated for credit losses based on inputs unique to this sector. This assessment utilizes historical credit loss experience adjusted to reflect current conditions and management forecasts. Further, collateral dependent commercial mortgage loans (e.g., when the borrower is experiencing financial difficulty, including when foreclosure is reasonably possible or probable) are evaluated individually for credit losses. The allowance for expected credit losses for a collateral dependent loan is established as the excess of amortized cost over the estimated fair value of the loan's underlying collateral, less selling cost when foreclosure is probable.

Accordingly, any change in estimated credit losses is recognized as a change in the allowance for expected credit losses and is recorded in net investment gains (losses).

At December 31, 2024, the Company's mortgage loan portfolio had an allowance for expected credit losses of $23 million (2023: $6 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

5.    INVESTMENTS (CONTINUED)
e)    Other Investments
The following table provides a summary of the Company's other investments, together with additional information relating to the liquidity of each category:

	Fair value		Redemption frequency (if currently eligible)	Redemption notice period

At December 31, 2024
Multi-strategy funds	$24,919	3%	Quarterly	60-90 days
Direct lending funds	171,048	18%	Quarterly(1)	90 days
Private equity funds	320,690	35%	n/a	n/a
Real estate funds	291,640	31%	Quarterly(2), Annually(3)	45-90 days
CLO-Equities	—	—%	n/a	n/a
Other privately held investments	121,981	13%	n/a	n/a
Total other investments	$930,278	100%

At December 31, 2023
Multi-strategy funds	$24,619	3%	Quarterly	60-90 days
Direct lending funds	192,270	20%	Quarterly(1)	90 days
Private equity funds	301,712	32%	n/a	n/a
Real estate funds	317,325	33%	Quarterly(2), Annually(3)	45-90 days
CLO-Equities	5,300	1%	n/a	n/a
Other privately held investments	108,187	11%	n/a	n/a
Total other investments	$949,413	100%

n/a – not applicable
(1)Applies to one fund with a fair value of $3 million (2023: $17 million).
(2)Applies to one fund with a fair value of $51 million (2023: $66 million).
(3)Applies to one fund with a fair value of $21 million (2023: $25 million).

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

5.    INVESTMENTS (CONTINUED)
Two common redemption restrictions which may impact the Company's ability to redeem multi-strategy funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund’s net assets which may otherwise hinder the general partner or investment manager’s ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During 2024 and 2023, neither of these restrictions impacted the Company's redemption requests. At December 31, 2024, there were no multi-strategy fund holdings (2023: nil) where the Company is still within the lockup period.
At December 31, 2024, the Company had $28 million (2023: $28 million) of unfunded commitments as a limited partner in multi-strategy funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until after the completion of the funds' investment term. These funds have investment terms ranging from two years to the dissolution of the underlying fund.
At December 31, 2024, the Company had $170 million (2023: $192 million) of unfunded commitments as a limited partner in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from three to ten years and the General Partners of certain funds have the option to extend the term by up to three years.
At December 31, 2024, the Company had $215 million (2023: $145 million) of unfunded commitments as a limited partner in private equity funds. The life of the funds is subject to the dissolution of the underlying funds. The Company expects the overall holding period to be over six years.

At December 31, 2024, the Company had $91 million (2023: $107 million) of unfunded commitments as a limited partner in real estate funds. These funds include an open-ended fund and funds with investment terms ranging from two years to the dissolution of the underlying fund.

At December 31, 2024, the Company had $21 million (2023: $30 million) of unfunded commitments as a limited partner in three private company investment funds focusing on financial services technology companies with an emphasis on insurance technology companies ("private company investment funds"). Two of these funds have investment terms of five years and one fund has an investment term of ten years.

f)    Equity Method Investments

During 2023, the Company paid $22 million to acquire 18% of the common equity of Monarch Point Re (ISAC) Ltd. and Monarch Point Re (ISA 2023) Ltd., a collateralized reinsurance company formed under the laws of Bermuda as an incorporated segregated accounts company under the Incorporated Segregated Accounts Companies Act 2019, as amended (the "ISAC Act"). During 2024, the Company paid $14 million to acquire 18% of the common equity of Monarch Point Re (ISA 2024) Ltd., (Monarch Point Re (ISAC) Ltd., Monarch Point Re (ISA 2023) Ltd. and Monarch Point Re (ISA 2024) Ltd., individually or collectively "Monarch Point Re").

The Company retrocedes a diversified portfolio of casualty reinsurance business to Monarch Point Re and Stone Point Credit Adviser LLC, a wholly owned subsidiary of Stone Point Capital, LLC ("Stone Point" refer to Note 18 'Related Party Transactions') serves as its investment manager. As an investor, the Company expects to benefit from underwriting fees generated by Monarch Point Re and the income and capital appreciation Stone Point seeks to deliver through its investment management services.

Monarch Point Re is not a Variable Interest Entity ("VIE") that is required to be included in the Company's consolidated financial statements. The Company accounts for its ownership interest in Monarch Point Re under the equity method of accounting.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

5.    INVESTMENTS (CONTINUED)
During 2016, the Company paid $108 million including direct transaction costs to acquire 19% of the common equity of Harrington Reinsurance Holdings Limited ("Harrington"), the parent company of Harrington Re Ltd. ("Harrington Re"), an independent reinsurance company jointly sponsored by the Company and The Blackstone Group L.P. ("Blackstone"). Following share tender offers in 2024 and 2023, the Company's ownership interest in Harrington increased to 22% and 20%, respectively.

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

The Company also invests in limited partnerships which represent 74% of the Company's other investments. The investments in limited partnerships include multi-strategy funds, direct lending funds, private equity funds and real estate funds, that are variable interests issued by VIEs (refer to Note 5(e) 'Other Investments').

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

h)    Net Investment Income
Net investment income was derived from the following sources:

Year ended December 31,	2024	2023	2022

Fixed maturities	$620,704	$514,842	$329,858
Other investments	48,666	20,411	57,043
Equity securities	12,922	12,088	10,390
Mortgage loans	34,028	35,312	23,407
Cash and cash equivalents	59,600	50,261	20,273
Short-term investments	12,569	8,924	3,535
Gross investment income	788,489	641,838	444,506
Investment expenses	(29,260)	(30,096)	(25,677)
Net investment income	$759,229	$611,742	$418,829

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

5.    INVESTMENTS (CONTINUED)
i)    Net Investment Gains (Losses)
The following table provides an analysis of net investment gains (losses):

Year ended December 31,	2024	2023	2022

Gross realized investment gains
Fixed maturities, short-term investments, and cash and cash equivalents	$77,525	$32,920	$16,671
Equity securities	32,292	16,847	7,687
Gross realized investment gains	109,817	49,767	24,358
Gross realized investment losses
Fixed maturities, short-term investments, and cash and cash equivalents	(230,774)	(158,080)	(328,493)
Equity securities	(15,251)	(639)	(406)
Mortgage loans	(7,215)	—	—
Gross realized investment losses	(253,240)	(158,719)	(328,899)
(Increase) decrease in allowance for expected credit losses, fixed maturities, available for sale	6,821	974	(11,421)
(Increase) decrease in allowance for expected credit losses, mortgage loans	(17,159)	(6,220)	—
Impairment losses(1)	(408)	(12,757)	(12,568)
Change in fair value of investment derivatives(2)	1,783	(1,456)	7,656
Net unrealized gains (losses) on equity securities	13,852	53,781	(135,915)
Net investment losses	$(138,534)	$(74,630)	$(456,789)

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
(2)Refer to Note 7 'Derivative Instruments'.

The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale:

Year ended December 31,	2024	2023	2022

Balance at beginning of period	$10,759	$11,733	$313
Expected credit losses on securities where credit losses were not previously recognized	926	5,200	17,830
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	(2,319)	4,934	(3,831)
Impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—	—
Securities sold/redeemed/matured	(5,428)	(11,108)	(2,579)
Balance at end of period	$3,938	$10,759	$11,733

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

5.    INVESTMENTS (CONTINUED)
The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on mortgage loans:

Year ended December 31,	2024	2023	2022

Balance at beginning of period	$6,220	$—	$—
Expected credit losses on loans where credit losses were not previously recognized	21,757	6,220	—
Additions (reductions) for expected credit losses on loans where credit losses were previously recognized	2,616	—	—
Loans sold/redeemed/matured	(7,215)	—	—
Balance at end of period	$23,378	$6,220	$—

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
Non-U.S. Government
Non-U.S. government securities are evaluated for expected credit losses primarily through qualitative assessments of the likelihood of credit losses using information such as severity of unrealized losses, credit ratings and price volatility. At December 31, 2024, the gross unrealized losses of $26 million included foreign exchange losses of $19 million.
At December 31, 2023, the gross unrealized losses of $19 million included foreign exchange losses of $6 million. At December 31, 2023, the allowance for expected credit losses on non-U.S. government fixed maturities related to loss severity where the forecasted recovery to amortized cost is uncertain.
Corporate Debt
To estimate expected credit losses for corporate debt securities, the Company's projected cash flows are primarily driven by assumptions regarding the severity of loss, probability of default and projected recovery rates. The Company's default and loss severity rates are based on credit rating, credit analysis and macroeconomic forecasts. At December 31, 2024 and 2023, the allowance for expected credit losses on corporate debt securities mainly related to loss severity where the forecasted recovery to amortized cost was uncertain.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

5.    INVESTMENTS (CONTINUED)
CMBS
The Company's investments in CMBS are diversified and primarily rated AA or better. At December 31, 2024, CMBS had a weighted average estimated subordination percentage of 34% (2023: 37%). Based on discounted cash flows at December 31, 2024 and 2023, the current level of subordination is sufficient to cover the estimated loan losses on the underlying collateral of the CMBS.

Non-agency RMBS
To estimate expected credit losses for non-agency RMBS, the Company's projected cash flows incorporated underlying data from widely accepted third-party data sources along with certain internal assumptions and judgments regarding the future performance of the security. These assumptions included default, delinquency, loss severity and prepayment rates.
At December 31, 2024, the fair value of the Company's non-agency RMBS was $123 million (2023: $153 million), consisting primarily of $15 million (2023: $34 million) of Prime and $92 million (2023: $100 million) of Alt-A, Non-qualified, and Home Equity MBS. At December 31, 2024 and 2023, the allowance for expected credit losses on non-agency RMBS related to loss severity where the forecasted recovery to amortized cost is uncertain.
ABS

The Company's investments in ABS consist mainly of CLO Debt purchased primarily as new issues between 2018 and 2024. Substantially all of these new issues had credit ratings of AA or better. The Company utilizes a scenario-based approach to review its CLO Debt portfolio based on the current asset market price. The Company also reviews subordination levels of these securities to determine their ability to absorb credit losses of underlying collateral. If losses are forecast to be below the subordination level for a tranche held by the Company, the security is determined not to have a credit loss. At December 31, 2024 and 2023, the allowance for expected credit losses on ABS related to loss severity where the forecasted recovery to amortized cost is uncertain.

Municipals

Municipal securities are evaluated for expected credit losses primarily through qualitative assessments of the likelihood of credit losses using information such as severity of unrealized losses, credit ratings and price volatility. At December 31, 2024 and 2023, the allowance for expected credit losses on municipals related to loss severity where the forecasted recovery to amortized cost is uncertain.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

5.    INVESTMENTS (CONTINUED)
j)    Restricted Assets
In order to support the Company's obligations in regulatory jurisdictions where it operates as a non-admitted carrier, the Company provides collateral in the form of assets held in trust including $2 billion related to AXIS Specialty Insurance Bermuda (refer to Note 1 'Organization') and, to a lesser extent, letters of credit (refer to Note 10(c) 'Debt and Financing Arrangements').
In addition, the Company operates in the Lloyd’s market through its corporate members, AXIS Corporate Capital UK Limited and AXIS Corporate Capital UK II Limited (refer to Note 1 'Organization'). Lloyd’s sets capital requirements for corporate members annually through the application of a capital model that is based on regulatory rules pursuant to Directive 2009/138/EC of the European Parliament and of the Council of 25 November 2009 on the taking up and pursuit of business of Insurance and Reinsurance (Solvency II) ("Solvency II").
The capital provided to support underwriting, or Funds at Lloyd’s ("FAL"), may be satisfied by cash, certain investments and letters of credit provided by approved banks (refer to Note 12 'Commitments and Contingencies' and Note 22 'Statutory Financial Information').
At December 31, 2024, collateral held in trust for third-party agreements of $2,602 million (2023: $2,598 million) included $572 million (2023: $550 million) of fixed maturities, and cash of $237 million (2023: $296 million) held on deposit to support the underwriting activities of Syndicate 1686.
The Company's restricted investments and cash primarily consist of high-quality fixed maturity and short-term investment securities.
The table below provides the fair values of the Company's restricted investments and cash:

At December 31,	2024	2023

Collateral in trust for inter-company agreements	$2,549,220	$614,089
Collateral for secured letter of credit facility	208,090	423,522
Funds at Lloyd's	883,362	893,177
Collateral in trust for third-party agreements	2,602,306	2,597,633
Securities on deposit or in trust with regulatory authorities	632,268	772,472
Total restricted investments and cash	$6,875,246	$5,300,893

 k)    Reverse Repurchase Agreements

At December 31, 2024, the Company held $543 million (2023: $12 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents in the Company's consolidated balance sheets. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, the Company receives principal and interest income. The Company monitors the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

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
DECEMBER 31, 2024, 2023 AND 2022

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
DECEMBER 31, 2024, 2023 AND 2022

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

6.    FAIR VALUE MEASUREMENTS (CONTINUED)
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

6.    FAIR VALUE MEASUREMENTS (CONTINUED)
The tables below present the financial instruments measured at fair value on a recurring basis for the periods indicated:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At December 31, 2024
Assets
Fixed maturities, available for sale
U.S. government and agency	$2,767,315	$35,671	$—	$—	$2,802,986
Non-U.S. government	—	729,939	—	—	729,939
Corporate debt	—	4,715,799	126,391	—	4,842,190
Agency RMBS	—	1,184,845	—	—	1,184,845
CMBS	—	819,608	—	—	819,608
Non-agency RMBS	—	122,536	—	—	122,536
ABS	—	1,519,000	20,832	—	1,539,832
Municipals	—	110,817	—	—	110,817
	2,767,315	9,238,215	147,223	—	12,152,753
Equity securities
Common stocks	2,638	—	—	—	2,638
Preferred stocks	3	5,864	—	—	5,867
Exchange-traded funds	314,042	—	—	—	314,042
Bond mutual funds	—	256,727	—	—	256,727
	316,683	262,591	—	—	579,274
Other investments
Multi-strategy funds	—	—	—	24,919	24,919
Direct lending funds	—	—	—	171,048	171,048
Private equity funds	—	—	—	320,690	320,690
Real estate funds	—	—	—	291,640	291,640
CLO-Equities	—	—	—	—	—
Other privately held investments	—	—	92,230	29,751	121,981
	—	—	92,230	838,048	930,278
Short-term investments	—	223,666	—	—	223,666
Other assets
Derivative instruments (refer to Note 7)	—	9,439	—	—	9,439
Total Assets	$3,083,998	$9,733,911	$239,453	$838,048	$13,895,410
Liabilities
Derivative instruments (refer to Note 7)	$—	$3,100	$—	$—	$3,100
Total Liabilities	$—	$3,100	$—	$—	$3,100

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

6.    FAIR VALUE MEASUREMENTS (CONTINUED)
The following table quantifies the significant unobservable inputs used in estimating fair values at December 31, 2024 of investments classified as Level 3 in the fair value hierarchy:

	Asset fair value	Valuation technique	Unobservable input	Amount /Range	Weighted average

Other investments - Other privately held investments	$14,912	Discounted cash flow	Discount rate	5.7%	5.7%
			Default rate	0.5%	0.5%
			Loss absorption yield	1.0%	1.0%
			Estimated maturity date	0 - 1 year	1 year

Note: Fixed maturities of $147 million that are classified as Level 3 are excluded from the above table as these securities are priced using broker-dealer quotes. In addition, other privately held investments of $77 million that are classified as Level 3 are excluded from the above table as these investments are priced using capital statements received from investee companies.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

6.    FAIR VALUE MEASUREMENTS (CONTINUED)
The following table presents changes in Level 3 for financial instruments measured at fair value on a recurring basis:

	Opening balance	Transfers into Level 3	Transfers out of Level 3	Included in net income(1)	Included in OCI (2)	Purchases	Sales	Settlements/ distributions	Closing balance	Change in unrealized gains/(losses) (3)

Year ended December 31, 2024
Fixed maturities, available for sale
Corporate debt	$135,753	$—	$(20,832)	$(1,347)	$2,051	$35,744	$(165)	$(24,813)	$126,391	$—
ABS	—	20,832	—	—	—	—	—	—	20,832	—
	135,753	20,832	(20,832)	(1,347)	2,051	35,744	(165)	(24,813)	147,223	—
Other investments
CLO-Equities	5,300	—	—	849	—	—	—	(6,149)	—	—
Other privately held investments	87,289	—	(6,899)	4,024	—	12,238	—	(4,422)	92,230	4,024
	92,589	—	(6,899)	4,873	—	12,238	—	(10,571)	92,230	4,024
Total assets	$228,342	$20,832	$(27,731)	$3,526	$2,051	$47,982	$(165)	$(35,384)	$239,453	$4,024

Year ended December 31, 2023
Fixed maturities, available for sale
Corporate debt	$119,104	$—	$—	$(8,527)	$2,438	$38,173	$(770)	$(14,665)	$135,753	$—
ABS	—	—	—	—	—	—	—	—	—	—
	119,104	—	—	(8,527)	2,438	38,173	(770)	(14,665)	135,753	—
Other investments
CLO-Equities	5,016	—	—	2,395	—	—	—	(2,111)	5,300	2,395
Other privately held investments	136,158	—	(25,510)	(9,904)	—	21,077	(34,532)	—	87,289	(17,986)
	141,174	—	(25,510)	(7,509)	—	21,077	(34,532)	(2,111)	92,589	(15,591)
Total assets	$260,278	$—	$(25,510)	$(16,036)	$2,438	$59,250	$(35,302)	$(16,776)	$228,342	$(15,591)

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

6.    FAIR VALUE MEASUREMENTS (CONTINUED)
Transfers into Level 3 from Level 2
There were no transfers into Level 3 from Level 2 during 2024 and 2023.
Transfers out of Level 3 into Level 2
There were no transfers out of Level 3 into Level 2 during 2024 and 2023.
During 2024 there was a change in an asset classification that resulted in a Level 3 corporate bond being reclassified as a Level 3 ABS.
Other Transfers out of Level 3
During 2024, one private company investment fund included in other privately held investments in the consolidated balance sheets was transferred from Level 3 to the NAV practical expedient.
During 2023, two private company investment funds included in other privately held investments in the consolidated balance sheets were transferred from Level 3 to the NAV practical expedient. In addition, the Company's investment in Monarch Point Re was transferred from Level 3 to equity method investments (refer to Note 5(f) 'Equity Method Investments').
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
For multi-strategy funds, direct lending funds, private equity funds, real estate funds and private company investment funds, valuation statements are typically released on a reporting lag. Therefore, the Company estimates the fair value of these funds by starting with the most recent fund valuations and adjusting for capital calls, redemptions, drawdowns and distributions. Return estimates are not available from the relevant fund managers for these funds, therefore the Company typically has a reporting lag in its fair value measurements of these funds. At December 31, 2024 and 2023, all funds measured at fair value using NAVs are reported generally on a one quarter lag.
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
DECEMBER 31, 2024, 2023 AND 2022

6.    FAIR VALUE MEASUREMENTS (CONTINUED)
Financial Instruments Disclosed, But Not Carried, at Fair Value
The fair value of financial instruments accounting guidance also applies to financial instruments disclosed, but not carried, at fair value, except for certain financial instruments, including insurance contracts.
At December 31, 2024, the carrying values of cash and cash equivalents including restricted amounts, accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated fair values due to their short maturities. As these financial instruments are not actively traded, their fair values are classified as Level 2.
At December 31, 2024, the Company's fixed maturities, held to maturity, were recorded at amortized cost with a carrying value of $443 million (2023: $686 million) and a fair value of $437 million (2023: $676 million). The fair values of these securities are determined using a model which uses prepayment speeds and spreads sourced primarily from the new issue market. As the significant inputs used to price these securities are observable market inputs, their fair values are classified as Level 2.
At December 31, 2024, the carrying value of mortgage loans, held for investment, approximated fair value. The fair values of mortgage loans are primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk or are determined from pricing for similar loans. As mortgage loans are not actively traded, their fair values are classified as Level 3.
At December 31, 2024, the Company's debt was recorded at amortized cost with a carrying value of $1,315 million (2023: $1,314 million) and a fair value of $1,247 million (2023: $1,198 million). The fair value of the Company's debt is based on prices obtained from a third-party pricing service and is determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As the yields for the risk-free yield curve and the spreads are observable market inputs, the fair value of this debt is classified as Level 2.
At December 31, 2024, Federal Home Loan Bank advances were recorded at amortized cost with a carrying value of $66 million (2023: $86 million) and a fair value of $66 million (2023: $86 million). As these advances are not actively traded, their fair values are classified as Level 2.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

7.    DERIVATIVE INSTRUMENTS
The following table provides the balance sheet classifications of derivatives recorded at fair value:

	December 31, 2024			December 31, 2023
	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)

Relating to investment portfolio:
Foreign exchange forward contracts	$17,655	$323	$—	$49,307	$66	$274
Relating to underwriting portfolio:
Foreign exchange forward contracts	1,323,714	9,116	3,100	1,347,559	4,358	9,891
Total derivatives		$9,439	$3,100		$4,424	$10,165

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

The following table provides a reconciliation of gross derivative assets and liabilities to the net amounts presented in the consolidated balance sheets, with the difference being attributable to the impact of master netting agreements:

	December 31, 2024			December 31, 2023
	Gross amounts	Gross amounts offset	Net amounts(1)	Gross amounts	Gross amounts offset	Net amounts(1)

Derivative assets	$20,067	$(10,628)	$9,439	$8,708	$(4,284)	$4,424
Derivative liabilities	$13,728	$(10,628)	$3,100	$14,449	$(4,284)	$10,165

(1)Net asset and liability derivatives are classified within other assets and other liabilities in the consolidated balance sheets.

Refer to Note 5 'Investments' for information on reverse repurchase agreements.

a)     Relating to Investment Portfolio
Foreign Currency Risk
The Company's investment portfolio is exposed to foreign currency risk. Therefore, the fair values of its investments are partially influenced by changes in foreign currency exchange rates. The Company may enter into foreign exchange forward contracts to manage the effect of this foreign currency risk. These foreign currency hedging activities are not designated as specific hedges for financial reporting purposes.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

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

The following table provides the total unrealized and realized gains (losses) recognized in net income (loss) for derivatives not designated as hedges:

	Consolidated statement of operations line item that includes gain (loss) recognized in net income (loss)	Amount of gain (loss) recognized in net income (loss)

		2024	2023	2022

Relating to investment portfolio:
Foreign exchange forward contracts	Net investment gains (losses)	$1,783	$(1,456)	$7,656
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange (losses) gains	13,399	8,121	(31,609)
Other underwriting-related contracts	Other insurance related income	—	—	3,542
Total		$15,182	$6,665	$(20,411)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

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
The following is a brief description of the reserve estimation methods commonly employed by the Company's actuaries including a discussion of their particular strengths and weaknesses:
•Expected Loss Ratio Method ("ELR Method"): This method estimates ultimate losses for an accident year or underwriting year by applying an expected loss ratio ("ELR") to the earned or written premium for that year. Generally, expected loss ratios are based on one or more of (a) an analysis of historical loss experience to date, (b) pricing information and (c) industry benchmark information, adjusted as appropriate, to reflect premium rate changes, loss and exposure trends, and terms and conditions. This method is insensitive to actual incurred losses for the accident year or underwriting year in question and is, therefore, often useful in the early stages of development when very few losses have been incurred. Conversely, the lack of sensitivity to incurred/paid losses for the accident year or underwriting year in question means that this method is usually inappropriate in later stages of an accident year or underwriting year’s development.
•Loss Development Method (also referred to as the "Chain Ladder Method" or "Link Ratio Method"): This method assumes that the losses incurred/paid for each accident year or underwriting year at a particular development stage follow a relatively similar pattern. It assumes that on average, every accident year or underwriting year will display the same percentage of ultimate losses incurred/paid at the same point in time after the inception of that year. The percentages incurred/paid are established for each development stage (e.g., 12 months, 24 months, etc.) after examining averages from historical loss development data and/or, in limited instances, industry benchmark information. Ultimate losses are then estimated by multiplying the actual incurred/paid losses by the reciprocal of the established incurred/paid percentage. The strengths of this method are that it reacts to loss emergence/payments and that it makes full use of historical claim emergence/payment experience. However, this method has weaknesses when the underlying assumption of stable loss development/payment patterns is not valid. This could be the consequence of changes in business mix, claim inflation trends or claim reporting practices and/or the presence of large claims, among other things. Furthermore, this method tends to produce volatile estimates of ultimate losses where there is volatility in the underlying incurred/paid patterns. In particular, where the expected percentage of incurred/paid losses is low, small deviations between actual and expected claims can lead to very volatile estimates of ultimate losses. As a result, this method is often unsuitable at early development stages for an accident year or underwriting year.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

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
The initial ELR for each line of business is established by the Company's actuaries at the start of the year as part of the planning process, taking into consideration prior accident years’ or underwriting years' experience and industry benchmark information, adjusted after considering factors such as loss and exposure trends, rate differences, changes in contract terms and conditions, business mix changes and other known differences between the current and prior accident or underwriting years. The initial expected loss ratios for a given accident or underwriting year may be modified over time if the underlying assumptions, such as loss development or premium rate changes, differ from the original assumptions.
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Net reserves for losses and loss expenses related to catastrophes represent the Company's best estimate of losses and loss expenses that have been incurred at December 31, 2024. The determination of these net reserves for losses and loss expenses is estimated by management after a catastrophe occurs by completing an in-depth analysis of individual contracts which may potentially have been impacted by the catastrophic event. This in-depth analysis may rely on several sources of information including:
•estimates of the size of insured industry losses from the catastrophic event and the Company's corresponding market share;
•a review of the Company's portfolio of contracts to identify those contracts which may be exposed to the catastrophic event;
•a review of the Company's claims notifications
•a review of modeled loss estimates based on information previously reported by customers and brokers, including exposure data obtained during the underwriting process;
•a review of the coverage provided by the Company's ceded reinsurance;
•discussions of the impact of the event with customers and brokers; and
•catastrophe bulletins published by various independent statistical reporting agencies.
A blend of these information sources is generally used to arrive at aggregate estimates of the ultimate losses arising from these catastrophic events.
While the Company believes its estimate of net reserves for losses and loss expenses is adequate for losses and loss expenses that have been incurred at December 31, 2024 based on current facts and circumstances, the Company monitors changes in paid and incurred losses in relation to each catastrophe in subsequent reporting periods and adjustments are made to estimates of ultimate losses for each event if there are developments that are different from previous expectations. Adjustments are recorded in the period in which they are identified. Actual losses for these events may ultimately differ materially from the Company's current estimates.
Selection of Reported Reserves – Management’s Best Estimate
The Company's loss reserving process involves the collaboration of its underwriting, claims, actuarial, ceded reinsurance and finance departments, including multiple committee meetings and culminates with the approval of a single point best estimate by the Company's Group Reserving Committee, which comprises senior management. In selecting this best estimate, management considers actuarial estimates and applies informed judgment regarding qualitative factors that may not be fully captured in these actuarial estimates. Such factors include, but are not limited to, the timing of the emergence of claims, volume and complexity of claims, social and judicial trends, potential severity of individual claims and the extent of Company historical loss data versus industry benchmark information. While these qualitative factors are considered in arriving at the point estimate, no specific provisions for qualitative factors are established.

Reserve for Losses and Loss Expenses

Reserve for losses and loss expenses comprise the following:

At December 31,	2024	2023

Reserve for reported losses and loss expenses	$5,433,903	$5,559,261
Reserve for losses incurred but not reported	11,785,026	10,874,757
Reserve for losses and loss expenses	$17,218,929	$16,434,018

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reserve Roll-forward
The following table presents a reconciliation of the Company's beginning and ending gross reserves for losses and loss expenses and net reserves for unpaid losses and loss expenses:

Year ended December 31,	2024	2023	2022

Gross reserve for losses and loss expenses, beginning of year	$16,434,018	$15,168,863	$14,653,094
Less reinsurance recoverable on unpaid losses and loss expenses, beginning of year	(6,323,083)	(5,831,172)	(5,017,611)
Net reserve for unpaid losses and loss expenses, beginning of year	10,110,935	9,337,691	9,635,483

Net incurred losses and loss expenses related to:
Current year	3,182,810	2,981,220	3,267,943
Prior years	(24,323)	411,882	(25,533)
	3,158,487	3,393,102	3,242,410
Net paid losses and loss expenses related to:
Current year	(538,709)	(488,016)	(457,857)
Prior years	(2,360,100)	(2,185,588)	(2,397,213)
	(2,898,809)	(2,673,604)	(2,855,070)

Foreign exchange and other	7,419	53,746	(685,132)

Net reserve for unpaid losses and loss expenses, end of year	10,378,032	10,110,935	9,337,691
Reinsurance recoverable on unpaid losses and loss expenses, end of year	6,840,897	6,323,083	5,831,172
Gross reserve for losses and loss expenses, end of year	$17,218,929	$16,434,018	$15,168,863

The Company writes business with loss experience generally characterized as low frequency and high severity in nature, which can result in volatility in its financial results. During 2024, 2023 and 2022, the Company recognized catastrophe and weather-related losses, net of reinstatement premiums, of $226 million, $138 million and $403 million.
On September 22, 2023, the Company entered into a retrocession reinsurance agreement with a third-party reinsurer which was deemed to have met the established criteria for retroactive reinsurance accounting. At December 31, 2023, foreign exchange and other included an increase in reinsurance recoverable on unpaid losses of $74 million related to this transaction.
On December 9, 2022, the Company entered into loss portfolio transfer reinsurance agreements with a third-party reinsurer which were deemed to have met the established criteria for retroactive reinsurance accounting. At December 31, 2022, foreign exchange and other included an increase in reinsurance recoverable on unpaid losses of $422 million related to this transaction.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Estimates for Catastrophe Events
At December 31, 2024, net reserves for losses and loss expenses included estimated amounts for numerous catastrophe events. The magnitude and complexity of losses arising from certain of these events inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at estimated net reserves for losses and loss expenses. These events include Hurricane Milton and Hurricane Helene in 2024, Cyclone Gabrielle in 2023, Hurricane Ian, Winter Storm Elliot, June European Convective Storms, the Russia-Ukraine war and COVID-19 in 2022. As a result, actual losses for these events may ultimately differ materially from the Company's current estimates.
Prior Year Reserve Development
The Company's net favorable (adverse) prior year reserve development arises from changes to estimates for losses and loss expenses related to loss events that occurred in previous calendar years. The following table presents net favorable (adverse) prior year reserve development by segment:

	Favorable (Adverse)
	Insurance	Reinsurance	Total

Year ended December 31, 2024	$16,209	$8,114	$24,323
Year ended December 31, 2023	$(176,353)	$(235,529)	$(411,882)
Year ended December 31, 2022	$16,350	$9,183	$25,533

The following sections provide further details on net favorable (adverse) prior year reserve development by segment, line of business and accident year.
Insurance Segment:

	Favorable (Adverse)
Years ended December 31,	2024	2023	2022

Property	$17,718	$16,195	$52,512
Accident and health	4,191	(10,236)	(12,856)
Marine and aviation	(10,656)	26,977	27,927
Cyber	—	35,579	8,416
Professional lines	—	(41,243)	(29,093)
Credit and political risk	4,956	31,691	24,361
Liability	—	(235,316)	(54,917)
Total	$16,209	$(176,353)	$16,350

In 2024, we recognized $16 million of net favorable prior year reserve development, the principal components of which were:

•$18 million of net favorable prior year reserve development on property business primarily due to better than expected loss emergence mainly related to the 2022 accident year.

•$5 million of net favorable prior year reserve development on credit and political risk business primarily due to better than expected loss emergence related to 2013 and older accident years and 2019 through 2022 accident years.

•$4 million of net favorable prior year development on accident and health business primarily due to better than expected loss emergence related to pet insurance business.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

•$11 million of net adverse prior year reserve development on marine and aviation business primarily due to an increase in the loss estimate attributable to a specific large claim related to the 2019 accident year.

In 2023, we recognized $176 million of net adverse prior year reserve development, the principal components of which were:

•$235 million of net adverse prior year reserve development on liability business primarily due to reserve strengthening within the U.S. primary casualty book of business mainly related to 2022 and older accident years and U.S. programs books of business mainly related to 2017 through 2022 accident years. The reserve strengthening was attributable to updated trend assumptions, emerging development patterns and new industry data reflecting the impact of current economic and social inflation trends in the U.S. casualty market.

•$41 million of net adverse prior year reserve development on professional lines business primarily due to reserve strengthening within the U.S. financial institutions, U.S. commercial management solutions, U.S. design professional and environmental, and the international book of business related to 2019 and older accident years, and increases in loss estimates attributable to specific large claims within the international book of business related to 2012 and older accident years.

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

•$16 million of net favorable prior year reserve development on property business primarily due to better than expected loss emergence mainly related to 2017 through 2019 accident years and better than expected loss emergence attributable to 2022 catastrophe events, partially offset by increases in loss estimates attributable to two specific large claims within the E&S book of business related to the 2016 and 2022 accident years.

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

•$24 million of net favorable prior year reserve development on credit and political risk business primarily due to better than expected loss emergence mainly related to 2017 through 2021 accident years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

•$8 million of net favorable prior year reserve development on cyber business primarily due to better than expected loss emergence mainly related to 2020 and older accident years, partially offset by reserve strengthening related to the 2021 accident year.

•$55 million of net adverse prior year reserve development on liability business primarily due to reserve strengthening within the U.S. programs book of business mainly related to 2016 through 2021 accident years, and the U.S. primary casualty book of business mainly related to 2015 through 2018 and the 2021 accident years.

•$29 million of net adverse prior year reserve development on professional lines business primarily due to reserve strengthening within the U.S. commercial management solutions book of business mainly related to the 2015, 2018 and 2019 accident years.

•$13 million of net adverse prior year development on accident and health business primarily due to reserve strengthening mainly related to 2019 through 2021 accident years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance Segment:

	Favorable (Adverse)
Years ended December 31,	2024	2023	2022

Accident and health	$—	$29,947	$14,199
Agriculture	—	10,781	11,703
Marine and aviation	4,111	12,595	2,597
Professional lines	—	(92,181)	(54,820)
Credit and surety	4,003	8,306	43,567
Motor	—	(9,653)	18,161
Liability	—	(262,114)	(58,148)
Run-off lines
Catastrophe	—	46,297	(504)
Property	—	15,225	42,523
Engineering	—	5,268	(10,095)
Total run-off lines	—	66,790	31,924
Total	$8,114	$(235,529)	$9,183

In 2024, we recognized $8 million of net favorable prior year reserve development, the principal components of which were:

•$4 million of net favorable prior year reserve development on marine and aviation business primarily due to better than expected loss emergence mainly related to the 2022 accident year.

•$4 million of net favorable prior year reserve development on credit and surety business primarily due to better than expected loss emergence attributable to the mortgage book of business mainly related to the 2020 accident year.
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
•$92 million of net adverse prior year reserve development on professional lines business primarily due to reserve strengthening within the U.S. proportional book of business mainly related to 2019 and older accident years, partially offset by better than expected loss emergence mainly related to the 2021 and 2022 accident years.

•$10 million of net adverse prior year reserve development on motor business primarily due to reserve strengthening to reflect increased estimates of future loss trend due to inflation and reserve strengthening attributable to the proportional book of business mainly related to 2018 through 2022 accident years.
•$30 million of net favorable prior year reserve development on accident and health business primarily due to better than expected loss emergence mainly related to 2018 through 2021 accident years.

•$13 million of net favorable prior year reserve development on marine and aviation business primarily due to better than expected loss emergence mainly related to the 2021 and 2022 accident years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

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

In 2022, we recognized $9 million of net favorable prior year reserve development, the principal components of which were:

•$44 million of net favorable prior year reserve development on credit and surety business primarily due to better than expected loss emergence mainly related to 2015 through 2021 accident years, most notably within the mortgage book of business related to the 2020 and 2021 accident years.

•$18 million of net favorable prior year reserve development on motor business primarily due to better than expected loss emergence mainly related to 2017 through 2020 accident years.

•$14 million of net favorable prior year reserve development on accident and health business primarily due to better than expected loss emergence mainly related to 2019 through 2021 accident years.

•$12 million of net favorable prior year reserve development on agriculture business primarily due to better than expected loss emergence mainly related to the 2019 and 2021 accident years.

•$58 million of net adverse prior year reserve development on liability business primarily due to increases in loss estimates attributable to specific large claims related to the 2018 and 2021 accident years and reserve strengthening within the U.S. non-proportional book of business related to 2016 through 2019 accident years.

•$55 million of net adverse prior year reserve development on professional lines business primarily due to increases in loss estimates attributable to one cedant related to several accident years, and reserve strengthening within the U.S. public D&O proportional book of business related to 2017 and older accident years.

Run-off lines

•$43 million of net favorable prior year reserve development on property business primarily due to better than expected loss emergence attributable to 2017 through 2021 catastrophe events and better than expected attritional loss emergence related to the 2021 accident year.

•$10 million of net adverse prior year reserve development on engineering business primarily due to increases in loss estimates attributable to specific large claims mainly related to the 2011, 2018 and 2019 accident years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance property
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2024
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims	Cumulative number of reported claims
Accident year	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024
2015	$207,189	$199,448	$191,577	$189,373	$186,032	$187,860	$177,908	$180,172	$180,785	$184,012	$1,053	4,199
2016		261,565	284,462	276,891	262,436	256,514	256,766	256,192	261,379	260,698	(854)	6,685
2017			789,318	694,953	682,582	673,336	668,663	668,986	663,510	662,072	11,091	10,117
2018				600,141	629,218	608,937	601,674	600,469	591,064	585,484	5,167	9,701
2019					368,594	357,615	349,495	360,367	343,816	343,852	1,904	9,630
2020						644,750	627,229	575,827	584,608	590,238	15,480	12,528
2021							375,981	370,445	366,781	366,639	10,732	7,943
2022								411,156	413,181	396,296	27,546	7,707
2023									395,636	392,842	95,149	7,143
2024										539,252	274,741	6,578
									Total	$4,321,385

Insurance property
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024
2015	$67,399	$144,389	$165,268	$178,896	$178,566	$184,856	$176,079	$180,900	$180,576	$182,683
2016		82,296	204,637	240,568	248,054	248,118	252,951	250,353	256,535	260,805
2017			190,148	509,202	616,838	644,936	639,939	629,525	641,640	642,182
2018				218,293	461,816	554,132	564,129	581,594	567,762	576,747
2019					145,556	251,877	298,564	335,077	323,935	328,429
2020						181,138	420,774	474,714	523,474	553,239
2021							133,671	284,332	319,737	338,393
2022								96,815	259,261	323,805
2023									90,343	206,885
2024										111,368
Total										3,524,536

All outstanding liabilities before 2015, net of reinsurance										13,825

Liabilities for claims and claim adjustment expenses, net of reinsurance										$810,674

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance property
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
31.2%	40.2%	13.2%	5.7%	0.6%	0.5%	(0.6%)	1.7%	0.7%	1.1%
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

Insurance accident and health
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2024
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims	Cumulative number of reported claims
Accident year	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024
2015	$70,003	$68,570	$65,066	$63,278	$63,844	$63,527	$62,860	$63,519	$60,850	$60,933	$1,075	44,138
2016		84,654	84,824	85,219	86,343	86,029	87,038	86,822	86,249	85,654	860	87,001
2017			113,374	119,968	117,761	115,848	115,913	115,798	116,916	117,082	74	688,000
2018				110,256	114,418	113,478	111,552	112,563	113,253	114,193	130	745,012
2019					73,130	74,067	64,562	68,028	67,110	69,578	556	675,633
2020						69,137	62,944	66,164	62,922	64,902	555	718,518
2021							68,873	70,639	76,918	75,036	1,664	440,175
2022								97,576	98,228	95,259	2,660	400,429
2023									170,186	163,983	19,627	406,521
2024										207,466	74,872	365,749
									Total	$1,054,086

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance accident and health
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024
2015	$31,140	$56,263	$59,293	$60,154	$61,163	$61,032	$61,684	$61,775	$59,672	$59,820
2016		41,127	78,239	82,003	82,836	83,897	84,288	84,989	84,125	84,869
2017			62,733	108,219	113,393	114,788	115,890	115,070	116,933	117,122
2018				61,218	105,324	107,655	111,312	112,202	113,014	114,104
2019					44,652	60,623	62,033	66,971	66,828	68,263
2020						36,035	51,481	59,608	57,944	61,786
2021							38,828	60,470	68,183	69,489
2022								45,663	80,164	87,242
2023									93,765	135,134
2024										122,628
Total										920,457

All outstanding liabilities before 2015, net of reinsurance										656

Liabilities for claims and claim adjustment expenses, net of reinsurance										$134,285

Insurance accident and health
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
54.2%	33.2%	6.0%	1.9%	1.7%	0.5%	1.1%	(0.2%)	(1.3%)	0.2%
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance marine and aviation
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2024
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims	Cumulative number of reported claims
Accident year	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024
2015	$186,023	$164,397	$159,304	$151,503	$138,907	$144,418	$143,385	$143,359	$141,862	$141,557	$1	4,316
2016		115,442	111,630	109,092	101,322	100,703	99,830	100,732	101,680	100,809	2,930	4,898
2017			260,225	227,207	224,246	222,060	213,940	213,545	212,002	211,499	5,926	8,589
2018				234,768	251,517	237,372	230,422	223,605	225,057	225,769	11,695	8,787
2019					213,917	208,026	210,690	223,032	221,512	246,540	4,556	7,755
2020						207,122	178,537	161,953	163,264	167,229	9,134	6,533
2021							238,454	219,002	201,232	222,356	20,126	6,922
2022								263,742	254,138	255,744	68,596	7,650
2023									297,529	261,711	99,643	7,266
2024										341,298	185,817	6,103
									Total	$2,174,512

Insurance marine and aviation
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024
2015	$29,464	$68,918	$123,818	$128,652	$131,418	$134,176	$140,256	$140,443	$140,449	$140,441
2016		22,868	50,881	82,738	89,721	91,648	93,576	96,663	97,321	96,224
2017			34,748	104,908	137,887	169,479	178,013	181,766	193,220	198,539
2018				46,694	121,096	156,641	169,862	181,261	193,550	199,341
2019					53,526	101,596	143,642	168,768	176,353	189,630
2020						44,330	83,545	105,145	117,734	131,309
2021							26,424	68,306	106,333	144,284
2022								29,699	99,980	138,256
2023									36,159	91,653
2024										62,738
Total										1,392,415

All outstanding liabilities before 2015, net of reinsurance										13,787

Liabilities for claims and claim adjustment expenses, net of reinsurance										$795,884

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance marine and aviation
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
18.5%	25.8%	20.5%	9.4%	4.0%	3.3%	3.9%	1.1%	(0.6%)	—%
Insurance Cyber

The cyber line of business provides cover for cyber, technology errors and omissions, media and miscellaneous professional liability. Cover is provided for a range of risks including data recovery and bricking, cyber-crime, liability and regulatory actions, business interruption, extortion, reputational harm, Payment Card Industry Data Security Standard and media liability.

Typically, this line of business takes longer to develop but specific first party coverages tend to develop more quickly than third party coverages.

Insurance cyber
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2024
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims	Cumulative number of reported claims
Accident year	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024
2015	$65,231	$63,595	$63,066	$51,250	$50,357	$50,758	$52,526	$49,795	$48,042	$48,036	$2,226	1,428
2016		58,741	56,565	58,261	40,266	37,322	29,929	27,873	25,258	25,254	1,079	1,671
2017			53,187	50,794	56,783	51,931	50,910	48,696	48,343	46,036	(4)	1,817
2018				33,429	31,966	33,962	30,558	26,168	23,902	29,447	1,845	2,156
2019					54,237	56,994	80,098	80,157	71,246	63,767	3,608	2,904
2020						113,305	104,869	101,604	124,751	133,525	24,605	2,880
2021							124,709	133,593	104,732	105,722	21,145	2,450
2022								128,483	119,436	119,484	61,903	1,766
2023									126,838	126,343	57,395	2,336
2024										158,180	138,542	1,325
									Total	$855,794

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance cyber
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024
2015	$5,572	$15,333	$25,544	$28,501	$30,865	$39,470	$42,515	$43,635	$45,432	$45,318
2016		1,348	4,637	14,141	18,502	21,333	23,136	23,207	24,054	24,054
2017			9,354	19,165	28,331	35,897	38,029	40,554	39,997	47,274
2018				2,171	7,327	9,874	14,790	19,226	18,329	26,263
2019					2,764	20,249	31,445	58,696	54,986	55,026
2020						17,700	49,529	62,548	81,129	102,650
2021							24,077	65,332	74,856	82,803
2022								7,796	37,446	52,479
2023									9,094	45,086
2024										11,906
Total										492,859

All outstanding liabilities before 2015, net of reinsurance										7,614

Liabilities for claims and claim adjustment expenses, net of reinsurance										$370,549

Insurance cyber
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
10.6%	24.0%	17.1%	17.2%	7.7%	5.5%	8.1%	7.2%	1.9%	(0.2%)
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance professional lines
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2024
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims	Cumulative number of reported claims
Accident year	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024
2015	$308,206	$308,832	$315,378	$301,759	$288,635	$271,774	$270,615	$281,645	$280,054	$285,261	$12,111	9,662
2016		287,119	291,739	295,992	314,273	326,544	336,376	337,725	354,094	359,445	21,448	10,949
2017			336,606	339,010	371,856	372,365	388,467	386,243	390,818	395,866	37,337	12,966
2018				323,638	339,960	388,834	419,568	445,299	464,430	467,834	32,176	15,537
2019					345,193	360,720	375,361	408,326	455,966	466,546	74,818	14,793
2020						320,300	318,886	299,016	290,925	292,430	92,856	9,634
2021							375,982	366,527	323,579	320,376	157,986	8,656
2022								457,637	443,592	437,668	297,452	8,740
2023									438,129	440,324	335,563	10,252
2024										488,514	459,342	7,556
									Total	$3,954,264

Insurance professional lines
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024
2015	$14,128	$51,028	$110,043	$138,151	$169,386	$199,105	$211,577	$223,040	$247,794	$253,620
2016		14,341	65,656	130,951	171,190	209,142	233,400	274,502	288,796	315,673
2017			11,401	51,055	107,721	165,829	196,246	266,159	287,549	313,285
2018				18,147	74,121	141,470	203,168	263,460	333,899	380,200
2019					24,714	75,980	132,159	204,491	287,110	333,147
2020						8,542	43,600	96,537	124,128	168,911
2021							9,677	38,157	82,947	126,636
2022								10,815	45,645	100,835
2023									12,057	55,586
2024										15,815
Total										2,063,708

All outstanding liabilities before 2015, net of reinsurance										143,974

Liabilities for claims and claim adjustment expenses, net of reinsurance										$2,034,530

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance professional lines
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
3.5%	11.0%	15.5%	12.5%	12.5%	12.0%	7.8%	4.8%	8.1%	2.0%
Insurance Credit and Political Risk
The credit and political risk line of business provides credit and political risk insurance products for banks, commodity traders, corporations and multilateral and export credit agencies. Cover is provided for a range of risks including sovereign and corporate credit default, political violence, currency inconvertibility and non-transfer, expropriation, aircraft non-repossession and contract frustration due to political events. Surety bonds are also provided to large corporate and commercial clients and to mid to large sized construction clients.
The credit insurance coverage is primarily for lenders seeking to mitigate the risk of non-payment from their borrowers. In order to claim compensation under a credit insurance contract, the insured (most often a bank) cannot assign, without the Company's prior agreement, the insured contract (most often a loan) to any third-party and is normally obliged to hold a material portion of insured asset on their books, unhedged and uninsured. Claims for this business tend to be characterized by their severity risk, as opposed to their frequency risk.
Given the nature of the business, under the notification provisions of credit insurance policies issued by the Company, it anticipates being advised of an insured event within a relatively short time period. Consequently, the Company generally estimates ultimate losses based on a contract-by-contract analysis which considers the contracts’ terms, the facts and circumstances of underlying loss events and qualitative input from claims managers. Despite notification, credit and political risk claim reporting and payment patterns are anticipated to be volatile and can take longer to develop due to the complex nature of claims and the potential additional time that may be required to realize subrogation assets.

Insurance credit and political risk
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2024
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims	Cumulative number of reported claims
Accident year	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024
2015	$30,329	$30,368	$27,524	$26,012	$25,930	$24,851	$24,189	$23,309	$23,309	$23,309	$—	2
2016		43,327	45,899	43,409	43,980	27,766	26,785	25,705	25,705	25,703	(2)	2
2017			47,743	32,467	25,783	18,118	15,867	10,904	8,404	7,744	3,167	4
2018				42,339	33,166	32,057	24,093	20,464	23,774	24,379	5,084	2
2019					52,570	80,386	75,270	73,703	70,922	69,499	10,431	33
2020						60,857	69,650	60,212	49,018	47,927	18,124	44
2021							42,063	36,817	26,140	26,769	12,908	24
2022								45,035	44,078	43,030	34,088	27
2023									58,702	59,525	40,167	31
2024										71,968	67,838	20
									Total	$399,853

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance credit and political risk
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024
2015	$—	$23,309	$23,309	$23,309	$23,309	$23,309	$23,309	$23,309	$23,309	$23,309
2016		—	25,705	25,705	25,705	25,705	25,705	25,705	25,705	25,705
2017			397	3,985	9,138	11,573	10,786	10,237	8,514	5,940
2018				5,327	13,300	15,299	11,376	19,486	23,362	22,928
2019					15,859	46,227	53,489	56,682	54,747	53,948
2020						9,416	88,017	55,084	50,349	50,018
2021							2,769	(378)	8,207	12,683
2022								2,798	8,096	7,007
2023									2,738	16,261
2024										4,019
Total										221,818

All outstanding liabilities before 2015, net of reinsurance										5,977

Liabilities for claims and claim adjustment expenses, net of reinsurance										$184,012

Insurance credit and political risk
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
9.6%	56.7%	5.8%	3.8%	3.3%	1.5%	(6.0%)	(11.1%)	—%	—%
Insurance Liability
The liability line of business primarily targets primary and low to mid-level excess and umbrella commercial liability, and environmental liability risks in the U.S. wholesale markets in addition to primary and excess of loss employers, public, and products liability business predominately in the U.K. Target industry sectors include construction, manufacturing, transportation and trucking and other services.
Typically, this line of business is anticipated to exhibit longer claim reporting and payment patterns than most other insurance lines of business and claims are often reported and ultimately paid or settled years, or even decades, after the related loss events occur.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance liability
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2024
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims	Cumulative number of reported claims
Accident year	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024
2015	$128,433	$127,087	$137,188	$164,685	$182,354	$187,650	$186,575	$187,816	$189,335	$194,101	$21,585	6,886
2016		124,296	130,074	128,697	127,257	119,989	119,993	125,396	124,751	124,707	11,666	7,755
2017			166,690	165,181	183,687	199,054	203,242	213,374	249,403	247,666	27,690	8,903
2018				166,951	167,040	189,916	203,849	215,235	250,910	258,462	34,684	8,731
2019					191,681	192,509	221,935	236,977	299,503	300,576	42,047	8,398
2020						223,954	224,321	230,122	248,412	245,534	54,701	6,408
2021							231,577	244,781	301,010	292,933	75,781	7,246
2022								322,623	356,752	357,079	162,714	8,258
2023									363,821	360,192	255,535	7,085
2024										379,635	351,221	3,727
									Total	$2,760,885

Insurance liability
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024
2015	$5,436	$22,200	$39,394	$92,350	$119,836	$140,484	$150,293	$158,595	$162,235	$166,225
2016		6,299	23,211	36,317	56,319	66,157	79,396	95,615	102,588	106,095
2017			5,354	29,185	58,560	114,856	142,497	167,554	189,184	201,124
2018				9,252	34,843	72,057	118,847	158,255	188,416	200,368
2019					7,787	39,694	83,412	138,666	191,870	223,818
2020						8,129	25,094	75,733	118,034	155,974
2021							13,384	51,736	103,537	166,205
2022								13,191	53,365	124,788
2023									9,829	54,318
2024										12,241
Total										1,411,156

All outstanding liabilities before 2015, net of reinsurance										59,273

Liabilities for claims and claim adjustment expenses, net of reinsurance										$1,409,002

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance liability
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
3.4%	10.7%	14.8%	20.2%	13.6%	10.7%	7.9%	4.9%	2.4%	2.1%
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
In general, reporting and payment patterns are relatively short although they can be volatile due to the incidence of catastrophe events.

Reinsurance accident and health
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2024
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims
Accident Year	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024
2015	$93,754	$100,350	$93,862	$93,627	$92,906	$93,243	$92,251	$92,221	$92,966	$92,914	$84
2016		170,604	191,077	188,189	189,806	189,280	190,290	190,190	190,319	190,971	655
2017			183,761	189,292	183,173	182,013	183,023	182,973	181,916	182,326	384
2018				193,622	200,151	197,880	200,611	199,949	196,940	197,152	1,119
2019					217,364	211,873	207,308	204,907	198,928	199,155	1,108
2020						226,693	220,449	213,245	199,261	198,843	504
2021							231,917	226,777	222,084	218,106	3,442
2022								267,051	262,981	256,577	19,738
2023									242,835	251,034	43,093
2024										215,960	77,080
									Total	$2,003,038

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance accident and health
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024
2015	$23,392	$77,212	$88,583	$91,789	$91,895	$92,362	$93,787	$93,599	$92,328	$92,314
2016		50,017	149,814	180,891	187,052	189,036	188,632	189,558	189,146	189,131
2017			79,215	156,941	171,794	178,569	179,075	179,725	179,491	179,715
2018				72,826	164,972	191,414	190,959	194,064	194,539	194,680
2019					67,755	169,294	195,595	196,317	194,411	199,235
2020						81,783	171,822	210,093	191,899	192,168
2021							68,549	179,195	209,615	212,355
2022								101,488	213,363	234,448
2023									130,720	199,466
2024										123,147
Total										1,816,659

All outstanding liabilities before 2015, net of reinsurance										1,291

Liabilities for claims and claim adjustment expenses, net of reinsurance										$187,670

Reinsurance accident and health
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
38.7%	46.4%	13.1%	0.4%	0.4%	0.7%	0.5%	(0.1%)	(0.7%)	—%
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance agriculture
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2024
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims
Accident Year	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024
2015	$103,144	$95,576	$95,321	$95,308	$95,314	$95,492	$95,476	$95,608	$96,225	$96,287	$(3)
2016		123,359	117,045	110,207	108,795	109,042	108,219	108,167	108,912	108,701	14
2017			151,526	144,159	138,274	139,344	138,810	137,342	136,483	133,371	36
2018				140,830	147,182	140,727	140,457	139,823	142,610	146,050	399
2019					182,793	185,089	187,599	183,213	182,923	184,383	323
2020						62,506	62,636	63,702	61,801	59,833	153
2021							69,694	61,057	57,608	56,784	3,740
2022								101,001	91,299	90,378	3,573
2023									103,003	104,308	45,157
2024										90,163	82,981
									Total	$1,070,258

Reinsurance agriculture
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024
2015	$1,716	$65,845	$92,954	$94,511	$94,848	$95,442	$95,431	$95,586	$96,198	$96,237
2016		9,489	61,772	107,559	109,092	108,564	108,324	108,364	108,915	108,609
2017			7,444	124,429	137,338	138,468	137,308	137,255	136,431	133,133
2018				5,115	127,449	135,514	141,607	138,233	143,905	144,073
2019					28,854	154,426	174,094	178,098	177,587	179,673
2020						17,454	47,254	54,101	55,182	55,589
2021							2,952	32,715	45,895	48,518
2022								15,344	55,371	75,383
2023									14,591	47,580
2024										3,654
Total										892,449

All outstanding liabilities before 2015, net of reinsurance										162

Liabilities for claims and claim adjustment expenses, net of reinsurance										$177,971

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance agriculture
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
10.5%	59.2%	19.1%	2.4%	(0.5%)	1.1%	(0.1%)	(0.6%)	0.2%	—%
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

Reinsurance marine and aviation
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2024
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims
Accident Year	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024
2015	$10,360	$9,193	$10,777	$14,938	$12,589	$12,220	$11,986	$11,937	$11,993	$11,964	$441
2016		32,111	34,714	35,092	36,486	34,982	35,309	35,715	35,208	35,920	131
2017			54,853	42,541	40,935	46,176	42,787	40,443	40,366	41,445	78
2018				18,797	27,331	26,877	43,264	46,729	48,103	47,392	1,198
2019					69,487	81,921	79,650	81,494	84,590	86,262	4,059
2020						40,006	41,273	37,298	36,464	37,990	1,803
2021							43,366	40,438	35,108	38,786	1,642
2022								68,401	58,762	49,649	17,062
2023									40,526	37,916	20,892
2024										48,826	41,877
									Total	$436,150

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance marine and aviation
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024
2015	$416	$2,646	$6,417	$8,620	$10,177	$10,972	$10,798	$10,879	$11,012	$11,274
2016		2,626	18,704	25,747	29,664	32,375	33,422	34,013	34,223	34,605
2017			2,674	23,370	28,664	33,578	36,600	36,708	37,610	39,064
2018				1,776	10,815	24,223	30,639	34,252	37,601	39,599
2019					10,672	27,031	34,246	52,675	67,673	72,288
2020						3,983	16,455	23,525	29,316	32,332
2021							5,407	12,160	20,118	27,671
2022								7,732	18,402	24,732
2023									1,472	6,902
2024										2,045
Total										290,512

All outstanding liabilities before 2015, net of reinsurance										3,706

Liabilities for claims and claim adjustment expenses, net of reinsurance										$149,344

Reinsurance marine and aviation
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
8.2%	26.4%	19.1%	15.8%	10.1%	4.4%	1.6%	1.6%	1.1%	2.2%
Reinsurance Professional Lines
The professional lines line of business provides protection for directors' and officers' liability, employment practices liability, medical malpractice, professional indemnity, cyber, and miscellaneous errors and omissions insurance risks. The underlying business is predominantly written on a claims-made basis. This business is written on a proportional and excess of loss basis.
Typically, this line of business is anticipated to exhibit longer claim reporting and payment patterns than most other reinsurance lines of business.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance professional lines
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2024
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims
Accident year	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024
2015	$211,361	$211,024	$213,232	$223,865	$230,444	$227,420	$233,925	$239,843	$250,896	$250,292	$15,211
2016		194,564	195,543	198,934	226,305	253,676	253,578	265,439	277,105	276,527	18,210
2017			154,215	154,560	160,679	176,245	185,849	208,425	237,237	237,500	27,326
2018				144,599	146,713	153,514	164,134	172,179	193,077	190,588	(677)
2019					135,866	135,003	138,634	143,617	154,826	149,984	15,699
2020						138,881	138,846	133,815	131,679	135,632	55,500
2021							147,464	139,462	134,870	135,793	77,868
2022								168,535	152,352	152,014	99,800
2023									135,093	135,427	106,522
2024										106,558	96,010
									Total	$1,770,315

Reinsurance professional lines
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024
2015	$3,134	$13,502	$41,440	$79,127	$111,504	$131,185	$151,960	$169,894	$183,371	$199,230
2016		1,752	20,397	52,347	94,682	124,288	152,878	180,296	201,985	222,284
2017			2,812	14,746	39,723	62,483	88,279	115,586	136,560	165,728
2018				273	2,495	30,964	56,426	81,129	112,549	137,940
2019					362	13,463	33,104	52,368	74,942	97,450
2020						3,820	13,773	26,460	40,009	57,776
2021							4,337	11,320	22,453	38,523
2022								3,233	11,684	28,924
2023									3,452	12,388
2024										2,962
Total										963,205

All outstanding liabilities before 2015, net of reinsurance										136,065

Liabilities for claims and claim adjustment expenses, net of reinsurance										$943,175

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance professional lines
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
1.7%	5.6%	11.3%	12.6%	12.6%	12.2%	10.1%	9.1%	6.4%	6.3%
Reinsurance Credit and Surety
The credit and surety line of business which provides protection for trade credit insurance and credit and political risk insurance. Trade credit insurance protects sellers of goods and services in the event of a non-payment by the buyer of those goods and services. Credit and political risk insurance covers a range of risks predominantly corporate and sovereign non-payment. Surety reinsurance provides protection for losses arising from a broad array of surety bonds issued by insurers to satisfy regulatory demands, contract, and commercial obligations in a variety of jurisdictions around the world. Mortgage reinsurance is provided to mortgage guaranty insurers, U.S. government-sponsored entities and other mortgage participants. These entities seek to manage their credit risk exposure emanating from defined pools of mortgage loans.
Initial and most recent underwriting year loss projections are generally based on the ELR Method, with consideration given to qualitative factors. Given that there is a quicker and more stable reporting pattern for trade credit and mortgage business, the Company generally commences the transition to experience-based methods sooner for these lines of business than for surety business.

Reinsurance credit and surety
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2024
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims
Accident year	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024
2015	$156,256	$159,662	$154,425	$150,883	$132,750	$133,679	$134,817	$129,441	$125,761	$125,755	$1,361
2016		138,199	136,760	144,405	119,427	112,113	109,778	107,428	109,579	111,169	592
2017			135,014	128,141	122,255	113,551	111,099	110,948	111,360	110,277	2,239
2018				108,874	115,673	109,266	106,339	101,044	87,774	87,535	3,276
2019					72,245	64,952	64,711	62,649	54,467	54,501	3,369
2020						76,156	82,568	68,240	94,044	89,395	13,239
2021							51,523	43,356	40,832	41,061	13,639
2022								63,310	50,474	50,203	30,771
2023									85,730	85,451	45,993
2024										79,933	54,383
									Total	$835,280

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance credit and surety
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024
2015	$32,721	$78,814	$95,640	$111,972	$113,904	$117,515	$118,370	$117,224	$114,711	$115,099
2016		41,639	70,896	88,974	98,411	99,415	97,926	97,638	99,762	99,527
2017			37,018	71,362	87,088	98,480	96,569	99,473	100,308	100,954
2018				38,619	65,916	69,263	80,736	82,379	83,859	84,092
2019					19,163	29,432	42,248	44,277	46,442	46,199
2020						25,277	33,572	38,972	43,304	48,666
2021							4,460	8,909	16,768	18,726
2022								6,845	10,916	13,259
2023									10,314	20,167
2024										11,398
Total										558,087

All outstanding liabilities before 2015, net of reinsurance										28,849

Liabilities for claims and claim adjustment expenses, net of reinsurance										$306,042

Reinsurance credit and surety
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
25.6%	20.4%	12.6%	8.3%	2.1%	1.1%	0.4%	0.5%	(1.1%)	0.3%
Reinsurance Motor
The motor line of business provides protection to insurers for motor liability and motor property damage losses arising out of any one occurrence. A loss occurrence can involve one or many claimants where the ceding insurer aggregates the claims from the occurrence. The Company offers traditional non-proportional and proportional reinsurance as well as structured solutions predominantly relating to European exposures.
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

The motor proportional business generally has a shorter reported and payment pattern, relative to the motor non-proportional business.

Reinsurance motor
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2024
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims
Accident year	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024
2015	$215,985	$208,783	$212,699	$214,510	$204,009	$203,169	$200,453	$200,843	$199,519	$199,471	$10,658
2016		239,098	252,847	254,013	244,592	236,810	234,357	238,113	238,717	238,942	1,903
2017			353,883	358,716	347,805	348,494	349,584	344,966	351,598	351,699	21,818
2018				348,090	343,752	354,625	351,594	339,260	351,737	350,894	17,085
2019					331,840	330,204	330,904	321,798	326,641	326,155	7,574
2020						209,930	212,344	208,823	192,333	192,990	7,877
2021							176,116	176,135	178,461	178,561	22,550
2022								154,073	166,810	158,097	24,177
2023									121,411	128,732	23,925
2024										84,425	50,610
									Total	$2,209,966

Reinsurance motor
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024
2015	$57,035	$90,219	$109,330	$126,014	$141,391	$141,761	$164,226	$169,228	$171,272	$175,513
2016		60,117	101,425	124,192	141,526	153,840	177,453	184,773	193,160	202,406
2017			71,292	130,330	159,573	193,899	215,552	238,380	256,263	266,624
2018				83,155	138,377	201,610	210,849	234,853	254,645	273,683
2019					89,950	182,006	198,344	219,950	238,617	257,423
2020						43,468	94,350	113,316	125,200	134,082
2021							41,657	74,997	92,381	104,602
2022								35,075	51,509	63,668
2023									25,966	44,970
2024										15,114
Total										1,538,085

All outstanding liabilities before 2015, net of reinsurance										262,566

Liabilities for claims and claim adjustment expenses, net of reinsurance										$934,447

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance motor
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
23.2%	18.3%	9.7%	6.8%	6.0%	5.6%	6.2%	3.0%	2.5%	2.1%
Reinsurance Liability
The liability line of business provides protection to insurers of admitted casualty business, excess and surplus lines casualty business and specialty casualty programs. The primary focus of the underlying business is general liability, workers' compensation, auto liability, environmental liability, and excess casualty.
Typically, this line of business is anticipated to exhibit longer claim reporting and payment patterns than most other reinsurance lines of business and claims are often reported and ultimately paid or settled years, or even decades, after the related loss events occur.

Reinsurance liability
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2024
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims
Accident year	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024
2015	$213,111	$213,356	$214,303	$214,193	$212,052	$212,453	$202,266	$205,170	$215,869	$215,609	$12,588
2016		238,237	243,345	248,154	251,425	260,727	264,490	271,912	311,876	313,766	30,063
2017			273,121	267,788	276,627	285,245	294,535	303,916	339,798	338,776	25,655
2018				262,170	266,567	271,505	284,659	304,407	349,520	349,317	47,871
2019					262,105	270,541	272,501	271,351	329,313	334,773	82,959
2020						282,298	282,700	277,534	303,976	307,787	104,900
2021							302,849	310,334	343,399	334,588	139,743
2022								346,756	341,727	334,639	165,420
2023									273,950	273,571	170,489
2024										247,866	217,212
									Total	$3,050,692

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance liability
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024
2015	$7,266	$27,432	$54,372	$80,691	$108,548	$130,417	$141,135	$151,506	$166,279	$178,276
2016		11,837	37,527	69,136	111,165	142,074	165,531	188,319	215,185	234,297
2017			12,394	41,984	78,240	120,145	157,920	192,427	223,321	250,245
2018				19,352	49,673	84,839	127,457	165,827	206,294	244,159
2019					19,288	45,132	79,439	119,854	158,542	201,377
2020						16,930	48,916	82,113	119,248	152,616
2021							10,882	58,253	98,671	145,566
2022								18,024	51,960	102,346
2023									14,979	45,121
2024										13,368
Total										1,567,371

All outstanding liabilities before 2015, net of reinsurance										127,910

Liabilities for claims and claim adjustment expenses, net of reinsurance										$1,611,231

Reinsurance liability
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
4.7%	9.8%	11.5%	12.6%	11.2%	10.4%	8.1%	7.1%	6.5%	5.6%
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
DECEMBER 31, 2024, 2023 AND 2022

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

Reinsurance run-off
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2024
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims
Accident year	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024
2015	$264,343	$252,265	$252,266	$243,094	$241,916	$246,713	$244,566	$242,674	$240,289	$240,152	$1,636
2016		278,963	277,871	275,202	269,952	273,294	273,472	273,184	266,307	265,991	3,048
2017			701,995	702,732	743,852	744,427	742,270	733,045	725,458	729,636	23,633
2018				518,635	603,305	617,932	603,972	589,801	589,927	587,086	14,977
2019					431,902	407,538	387,635	372,883	366,152	368,869	14,143
2020						509,942	538,067	533,206	537,210	533,431	31,778
2021							419,674	427,037	422,974	421,678	28,832
2022								260,346	218,849	221,806	43,059
2023									63,904	60,979	21,860
2024										28,826	7,873
									Total	$3,458,454

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance run-off
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2015 unaudited	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024
2015	$46,281	$117,515	$175,420	$200,069	$210,135	$214,446	$228,479	$230,094	$231,029	$232,580
2016		63,381	137,032	195,162	225,752	239,689	246,337	251,662	250,127	252,695
2017			163,739	419,762	533,804	591,946	615,721	650,897	661,617	672,949
2018				116,822	326,092	419,373	471,002	517,408	538,362	546,510
2019					55,275	199,958	256,712	291,464	315,548	329,517
2020						104,927	234,874	316,569	383,462	429,759
2021							87,733	230,145	292,521	341,460
2022								49,727	101,413	133,777
2023									22,862	29,381
2024										11,372
Total										2,980,000

All outstanding liabilities before 2015, net of reinsurance										38,605

Liabilities for claims and claim adjustment expenses, net of reinsurance										$517,059

Reinsurance run-off
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
24.0%	28.8%	17.2%	10.3%	6.0%	3.3%	2.7%	0.6%	0.7%	0.6%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reconciliation of Loss Development Tables to Consolidated Balance Sheet
The following table reconciles the reserve for losses and loss expenses at December 31, 2024, included in the loss development tables to the reserve for losses and loss expenses reported in the consolidated balance sheet:

Reconciliation of the disclosure of incurred and paid claims development to the liability for unpaid claims and claim adjustment expenses

	At December 31, 2024
	Net outstanding liabilities	Reinsurance recoverable on unpaid claims	Gross outstanding liabilities

Insurance segment
Property	$810,674	$476,362	$1,287,036
Accident and health	134,285	9,565	143,850
Marine and aviation	795,884	348,062	1,143,946
Cyber	370,549	455,301	825,850
Professional lines	2,034,530	1,365,043	3,399,573
Credit and political risk	184,012	35,302	219,314
Liability	1,409,002	2,106,520	3,515,522
Total insurance segment	5,738,936	4,796,155	10,535,091

Reinsurance segment
Accident and health	187,670	61,724	249,394
Agriculture	177,971	10,917	188,888
Marine and aviation	149,344	26,273	175,617
Professional lines	943,175	440,572	1,383,747
Credit and surety	306,042	132,474	438,516
Motor	934,447	352,438	1,286,885
Liability	1,611,231	813,796	2,425,027
Run-off lines	517,059	206,548	723,607
Total reinsurance segment	4,826,939	2,044,742	6,871,681
Total	$10,565,875	$6,840,897	17,406,772
Unallocated claims adjustment expenses			212,623
Foreign exchange and other(1)			(10,992)
Ceded reserves related to retroactive transactions			(389,474)

Total liability for unpaid claims and claims adjustment expense			$17,218,929

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

9.    REINSURANCE
In the normal course of business, the Company purchases facultative and treaty reinsurance protection to limit ultimate losses and reduce loss aggregation risk.

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
The following table presents gross and net premiums written and earned:

Year ended December 31,	2024		2023		2022
	Premiums written	Premiums earned	Premiums written	Premiums earned	Premiums written	Premiums earned

Gross	$9,005,888	$8,529,567	$8,356,525	$7,973,577	$8,214,595	$7,936,382
Ceded	(3,248,537)	(3,223,332)	(3,254,200)	(2,889,796)	(2,951,539)	(2,776,056)
Net	$5,757,351	$5,306,235	$5,102,325	$5,083,781	$5,263,056	$5,160,326

For the year ended December 31, 2024, the Company recognized ceded losses and loss expenses of $2,039 million (2023: $1,754 million; 2022: $1,754 million).
At December 31, 2024, the Company’s reinsurance recoverable on unpaid and paid losses and loss expenses was $7.4 billion (2023: $6.9 billion).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

9.    REINSURANCE (CONTINUED)
At December 31, 2024, the Company's allowance for expected credit losses to be recognized over the life of the Company’s reinsurance recoverables balance was $43 million (2023: $37 million; 2022: $31 million).
The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses related to the Company’s reinsurance recoverable balance:

Year ended December 31,	2024	2023

Beginning balance	$36,611	$30,715
Increase (decrease) in allowance for expected credit losses	6,834	5,896
Ending Balance	$43,445	$36,611

Loss Portfolio Transfer Reinsurance Agreement
On December 13, 2024, the Company entered into a loss portfolio transfer reinsurance agreement with Cavello Bay Reinsurance Limited, a wholly-owned subsidiary of Enstar Group Limited ("Enstar") to retrocede a portfolio of reinsurance business predominantly related to 2021 and prior underwriting years (refer to Note 18 'Related Party Transactions'). The transaction is subject to regulatory approvals and other customary conditions and is expected to close during the first half of 2025.
The transaction is structured as a 75% ground-up quota share retrocession of net reserves for losses and loss expenses of approximately $3.1 billion at September 30, 2024 and provides cover up to a policy limit of approximately $940 million. Pursuant to the LPT Agreement, the Company will maintain responsibility for claims management subject to certain administrative rights of Enstar and will enter into collateral agreements with the Reinsurer under which the Company may be obligated to maintain certain types of eligible assets as partial collateral securing the Reinsurer’s obligations with respect to the Subject Business.
The transaction is deemed to have met the established criteria for retroactive reinsurance accounting.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

10.    DEBT AND FINANCING ARRANGEMENTS
a)    Debt

The following table summarizes the Company's debt:

Year ended December 31,	2024	2023

5.150% Senior Notes	$246,873	$246,789
4.000% Senior Notes	348,774	348,389
3.900% Senior Notes	297,556	297,076
Junior Subordinated Notes	421,976	421,460
Total Debt	$1,315,179	$1,313,714

The tables below provide the key terms of the Company's debt:

Description	Issuance Date	Aggregate Principal	Issue Price	Net Proceeds	Maturity Date

5.150% Senior Notes	March 13, 2014	$250,000	99.474%	$246,000	April 1, 2045
4.000% Senior Notes	December 6, 2017	$350,000	99.780%	$347,000	December 6, 2027
3.900% Senior Notes	June 19, 2019	$300,000	99.360%	$296,000	July 15, 2029
Junior Subordinated Notes	December 10, 2019	$425,000	99.000%	$420,750	January 15, 2040

Description	Interest Rate	Interest Payments Due

5.150% Senior Notes	5.150%	Semi-annually in arrears on April 1 and October 1 of each year
4.000% Senior Notes	4.000%	Semi-annually in arrears on June 6 and December 6 of each year
3.900% Senior Notes	3.900%	Semi-annually in arrears on January 15 and July 15 of each year
Junior Subordinated Notes(1)	4.900%	Semi-annually on January 15 and July 15 of each year

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
DECEMBER 31, 2024, 2023 AND 2022

10.    DEBT AND FINANCING ARRANGEMENTS (CONTINUED)
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
The Company has the option to redeem the Senior Notes at any time and from time to time, in whole or in part, at a ''make-whole'' redemption price, which is equal to the greater of the aggregate principal amount or the sum of the present values of the remaining scheduled payments of principal and interest. The related indentures contain various covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. The Company was in compliance with all the covenants contained in the indentures at December 31, 2024.
Interest expense recognized in relation to the Senior Notes includes interest payable, amortization of the offering discounts and amortization of debt offering expenses. The offering discounts and debt offering expenses are amortized over the period of time during which the Senior Notes are outstanding. For the year ended December 31, 2024, the Company incurred interest expense of $40 million (2023: $40 million, 2022: $40 million).
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
Interest expense recognized in relation to the Junior Notes includes interest payable and amortization of debt offering expenses. The debt offering expenses are amortized over the period of time during which the Junior Notes are outstanding. For the year ended December 31, 2024, the Company incurred interest expense of $21 million (2023: $21 million, 2022: $21 million).

Scheduled Debt Maturity
The following table provides the scheduled maturity of the Company's debt obligations at December 31, 2024:

Year ended December 31,

2025	$—
2026	—
2027	350,000
2028	—
2029	300,000
After 2029	675,000
Unamortized discount and debt issuance expenses	(9,821)
Total senior notes and notes payable	$1,315,179

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

10.    DEBT AND FINANCING ARRANGEMENTS (CONTINUED)
b)    Loan Advances made to a Third Party Reinsurer
During 2024, the Company advanced $nil (2023: $102 million) to a third party reinsurer. Loans advanced in prior years are being repaid in a manner consistent with the timing of amounts due to the third party reinsurer under retrocession agreements. At December 31, 2024, $75 million (2023: $82 million) was repaid and was treated as a non-cash activity in the consolidated statement of cash flows. Loan advances made are expected to be repaid in full by February 15, 2026 (2023: February 15, 2026). The loan balance receivable at December 31, 2024, of $5 million (2023: $80 million) is included in loan advances made in the consolidated balance sheets. At December 31, 2023, the Company had committed to advance a further $26 million to the third party reinsurer. During 2024, the third party reinsurer advised the Company that this advance was no longer required.

Interest on this loan is payable at an interest rate of 5.4% (2023: interest rates between 0.8% and 4.0%). Interest of $nil (2023: $1 million) related to this loan was received in advance and is included in other liabilities in the consolidated balance sheets and was treated as a non-cash activity in the consolidated statement of cash flows.

c)    Letter of Credit Facility
At December 31, 2023, certain of AXIS Capital’s operating subsidiaries (the "Participating Subsidiaries") had a $500 million letter of credit facility available from Citibank Europe plc ("Citibank") (the "$500 million Facility"), pursuant to a Master Reimbursement Agreement May 14, 2010, as amended, and Committed Letter of Credit Facility Letter dated December 18, 2015, as amended. (together, the "LOC Facility Documents").
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
On March 26, 2024, the $500 million Facility was amended to reduce the committed utilization capacity available under the Facility to $300 million (the "$300 million Facility"), enter into an uncommitted secured letter of credit facility with Citibank Europe plc, extend the tenors of issuable letters of credit to March 31, 2026 and make certain updates to the facility's collateral and fee arrangements.

At December 31, 2024, letters of credit outstanding under the LOC Facility were $235 million (2023: $325 million). At December 31, 2024, the Participating Subsidiaries were in compliance with all LOC Facility covenants.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

11.     FEDERAL HOME LOAN BANK ADVANCES
The Company's subsidiaries, AXIS Insurance Company and AXIS Surplus Insurance Company, are members of the Federal Home Loan Bank of Chicago ("FHLB").

Members may borrow from the FHLB at competitive rates subject to certain conditions. At December 31, 2024, the companies had admitted assets of approximately $3.2 billion (2023: $3.0 billion) which provides borrowing capacity of up to approximately $798 million (2023: $759 million). Conditions of membership include maintaining sufficient collateral deposits for funding, a requirement to maintain member stock at 0.4% of mortgage-related assets at December 31st of the prior year, and a requirement to purchase additional member stock of 2.0% or 4.5% of any amount borrowed.

At December 31, 2024, the Company had borrowings under the FHLB program of $66 million (2023: $86 million). On September 11, 2024, the Company repaid borrowings under the FHLB program of $10 million, at their stated maturity. On October 31, 2024, the Company repaid borrowings under the FHLB program of $9 million, at their stated maturity.

The FHLB advances have maturities in 2025 and interest payable at interest rates between 4.5% and 5.5% (2023: 5.6% and 5.9%). For the year ended December 31, 2024, the Company incurred interest expense of $4 million (2023: $5 million). The borrowings under the FHLB program are secured by cash and investments with a fair value of $72 million (2023: $95 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

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
The Company's fixed maturities portfolio, which represents approximately $12.6 billion or 39% of its total assets, is exposed to potential losses arising from the diminished creditworthiness of issuers of bonds. The Company's investment portfolio is managed by external investment managers in accordance with its investment guidelines. The Company limits credit risk through diversification and issuer exposure limits graded by ratings and, with respect to custodians, through contractual and other legal remedies. Excluding Government and agency securities, the Company limits its concentration of credit risk to any single corporate issuer to 1% of its investment grade fixed maturities portfolio for securities rated A- or above and 0.5% of its investment grade fixed maturities portfolio for securities rated below A-.
At December 31, 2024, the Company was in compliance with these limits.
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

12.    COMMITMENTS AND CONTINGENCIES (CONTINUED)
At December 31, 2024, the three largest balances by reinsurer accounted for 12%, 7% and 5% (2023: 14%, 9% and 4%) of reinsurance recoverable on unpaid and paid losses and loss expenses.
At December 31, 2024, amounts recoverable from reinsurers included 17% that is fully collateralized, 81% that is recoverable from reinsurers rated A- or higher by A.M. Best and 2% that is recoverable from reinsurers rated lower than A- by A.M. Best (2023: 14%, 83% and 3%, respectively).
(iii)    Insurance and Reinsurance Premium Balances Receivable
The diversity of the Company's client base limits credit risk associated with its premium balances receivable. In addition, for insurance contracts the Company has contractual rights to cancel coverage for non-payment of premiums and for reinsurance contracts the Company has contractual rights to offset premium balances receivable against corresponding payments for losses and loss expenses.
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
At December 31, 2024, the Company’s premium balances receivable was $3 billion (2023 - $3 billion).
At December 31, 2024, the Company's allowance for expected credit losses to be recognized over the life of the Company’s premium balances receivable was $17 million (2023: $12 million). The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses related to the Company’s premiums balances receivable:

Year ended December 31,	2024	2023

Beginning balance	$11,997	$9,521
Increase (decrease) in allowance for expected credit losses	5,342	2,476
Ending balance	$17,339	$11,997

For the year ended December 31, 2024, bad debt expense was $3 million (2023: $2 million; 2022: $nil).
b)    Brokers
The Company produces business through brokers.
For the year ended December 31, 2024, 2023 and 2022, three brokers accounted for 38%, 38% and 43% of gross premiums written, respectively. Aon plc accounted for 14% (2023: 15%, 2022: 17%), Marsh & McLennan Companies Inc. accounted for 14% (2023: 14%, 2022: 17%), and Arthur J. Gallagher & Co. accounted for 10% (2023: 9%, 2022: 9%).
No other broker and no single insured or reinsured accounted for more than 10% of gross premiums written in any of the last three years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

12.    COMMITMENTS AND CONTINGENCIES (CONTINUED)
c)    Reinsurance Purchase Commitment
In the normal course of business, the Company purchases reinsurance and retrocessional (collectively referred to as "reinsurance") protection for its insurance and reinsurance business. Minimum reinsurance premiums are contractually due in advance on a quarterly basis. At December 31, 2024, the Company had outstanding reinsurance purchase commitments of $nil (2023: $6 million due before June 2025). Actual payments under the reinsurance contracts will depend on the underlying subject premium and may exceed the minimum reinsurance premiums.
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
e)    Investments
At December 31, 2024, the Company has $526 million (2023: $502 million) of unfunded investment commitments related to its other investment portfolio, which are callable by investment managers (refer to Note 5(e) 'Investments'). At December 31, 2024, the Company has $9 million (2023: $10 million) of unfunded investment commitments to purchase commercial mortgage loans and $94 million (2023: $16 million) of unfunded investment commitments to purchase corporate debt.
f)    Funds at Lloyd's
The Company operates in the Lloyd’s market through its corporate members, AXIS Corporate Capital UK Limited and AXIS Corporate Capital UK II Limited. Lloyd’s sets capital requirements for corporate members annually through the application of a capital model that is based on regulatory rules pursuant to Solvency II.
The capital provided to support underwriting or FAL may be satisfied by cash, certain investments and letters of credit provided by approved banks.
At December 31, 2024, investments and cash of $883 million (2023: $893 million) were restricted to satisfy the Company's FAL requirements (refer to Note 5 'Investments' and Note 22 'Statutory Financial Information').

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

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

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the commencement date.

The following table presents the Company’s total lease expense and the cash flows arising from lease transactions:

Year ended December 31,	2024	2023	2022

Lease cost:
Operating lease expense	$17,273	$21,499	$20,611
Short-term lease expense(1)	781	2,291	813
Sublease income(2)	(4,554)	(4,531)	(3,423)
Total lease expense	$13,500	$19,259	$18,001

Other information:
Operating cash outflows from operating leases	$17,035	$20,190	$22,932
Right-of-use assets obtained in exchange for new operating lease liabilities(3)	$(3,209)	$34,988	$6,514
Weighted-average remaining lease term - operating leases(4)	9.3 years	9.8 years	9.9 years
Weighted-average discount rate - operating lease(5)	4.9%	4.4%	4.1%
(1)    Short-term lease expense is recognized on a straight-line basis over the lease term.
(2)    Sublease income largely relates to office properties in Chicago, Alpharetta and London.
(3)    In 2024, the Company modified a lease agreement to reflect an increase in lease payments for its office property in London, terminated a lease agreement for its office property in Singapore and entered into a new lease agreement for an office property with a reduced floor in Singapore.
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

13.    LEASES (CONTINUED)

The following table presents the scheduled maturity of the Company's operating lease liabilities at December 31, 2024:

Year ended December 31,	Expected cash flows

2025	$17,787
2026	15,181
2027	13,026
2028	12,283
2029	12,280
Later years	62,663
Discount	(26,606)
Total discounted operating lease liabilities	$106,614

The following table presents the scheduled maturity of the Company's operating lease liabilities at December 31, 2023:

Year ended December 31,	Expected cash flows

2024	$17,543
2025	18,122
2026	15,767
2027	13,519
2028	12,691
Later years	74,852
Discount	(29,393)
Total discounted operating lease liabilities	$123,101

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

14.    EARNINGS PER COMMON SHARE
The following table presents a comparison of earnings (loss) per common share and earnings (loss) per diluted common share:

At and year ended December 31,	2024	2023	2022

Earnings per common share
Net income	$1,081,786	$376,292	$223,083
Less: Preferred share dividends	30,250	30,250	30,250
Net income available to common shareholders	$1,051,536	$346,042	$192,833
Weighted average common shares outstanding	84,165	85,142	84,864
Earnings per common share	$12.49	$4.06	$2.27

Earnings per diluted common share
Net income available to common shareholders	$1,051,536	$346,042	$192,833

Weighted average common shares outstanding	84,165	85,142	84,864
Share-based compensation plans	1,011	870	805
Weighted average diluted common shares outstanding	85,176	86,012	85,669
Earnings per diluted common share	$12.35	$4.02	$2.25

Weighted average anti-dilutive shares excluded from the dilutive computation	192	405	324

15.    SHAREHOLDERS' EQUITY

a)    Common Shares
The Company's authorized share capital is 800,000,000 common shares, par value of $0.0125 per share.
The following table presents changes in common shares issued and outstanding:

Year ended December 31,	2024	2023	2022

Shares issued, balance at beginning of year	176,580	176,580	176,580
Shares issued	—	—	—
Total shares issued at end of year	176,580	176,580	176,580

Treasury shares, balance at beginning of year	(91,294)	(91,912)	(91,806)
Shares repurchased	(3,061)	(398)	(897)
Shares reissued	759	1,016	791
Total treasury shares at end of year	(93,596)	(91,294)	(91,912)

Total shares outstanding	82,984	85,286	84,668

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

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
The following table presents common shares repurchased from shares held in Treasury:

Year ended December 31,	2024	2023	2022

In the open market: (1)
Total shares	2,806	—	634
Total cost	$199,943	$—	$34,987
Average price per share(2)	$71.27	$—	$55.22

From employees:(3)
Total shares	255	398	263
Total cost	$15,925	$23,596	$13,994
Average price per share(2)	$62.45	$59.15	$53.13

Total shares repurchased:
Total shares	3,061	398	897
Total cost	$215,868	$23,596	$48,981
Average price per share(2)	$70.53	$59.15	$54.61

(1)    Shares were repurchased pursuant to the Company's Board-authorized share repurchase programs.
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
DECEMBER 31, 2024, 2023 AND 2022

15.    SHAREHOLDERS' EQUITY (CONTINUED)
Dividends
The following table presents dividends declared and paid related to the Company's common and preferred shares:

	Per share data
	Dividends declared	Dividends paid in year of declaration	Dividends paid in year following declaration

Year ended December 31, 2024
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
For the year ended December 31, 2024, total pension expenses were $35 million (2023: $35 million and 2022: $34 million) for the above retirement benefit.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

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

At December 31, 2024, 2,473,947 equity-based awards remained available for grant pursuant to the 2017 Plan.

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

The grant date fair value of performance restricted stock units granted subsequent to 2021 with a market condition were measured on the grant date using a Monte Carlo simulation model. The grant date fair value of performance restricted stock units granted in 2024 with a performance condition was determined based on the closing price of the Company's common shares on the grant date.

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
DECEMBER 31, 2024, 2023 AND 2022

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

a)    Performance Restricted Stock Units

Performance Restricted Stock Units granted in 2024, 2023 and 2022 with a market condition
Certain share-settled performance restricted stock units granted in 2024, and share-settled performance restricted stock units granted in 2023 and 2022 include a market condition which is the Company’s total shareholder return relative to its peer group ("Relative TSR") over the performance period. Relative TSR is calculated in accordance with the terms of the applicable award agreement. If performance goals are achieved, these awards will cliff vest at the end of a three-year performance period within a range of 0% to 200% of target.
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
Performance Restricted Stock Units granted in the three months ended March 31, 2023 in relation to senior leadership transition

Share-settled performance restricted stock units granted in the three months ended March 31, 2023 to one senior leader include a market condition which is the Company’s total shareholder return relative to its peer group ("Relative TSR") over the performance period. Relative TSR is calculated in accordance with the terms of the applicable award agreement. If performance goals are achieved, 50% of these awards will vest at the end of a one-year performance period, and the remaining 50% of these awards will vest at the end of a three-year vest period within a range of 0% to 200% of target.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

17.    SHARE-BASED COMPENSATION (CONTINUED)
Valuation assumptions

Performance Restricted Stock Units granted in 2024, 2023 and 2022 with a market condition

The fair values of these performance restricted stock units were measured on the grant date using a Monte Carlo simulation model.

The following table provides details of the significant inputs used in the Monte Carlo simulation model:

Year ended December 31,	2024	2023 (1)	2023 (2)	2023 (3)	2022

Expected volatility	26.00%	36.24%	29.30%	30.05%	33.44%
Expected term (in years)	3.0	3.0	1.0	3.0	3.0
Expected dividend yield	n/a	n/a	n/a	n/a	n/a
Risk-free interest rate	4.06%	3.79%	4.61%	3.39%	1.26%

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

Performance restricted stock units granted in 2023 and 2022, and performance restricted stock units granted in the three months ended March 31, 2023 in relation to senior leadership transition
The beginning share price for awards was based on the average closing share price over the 10 trading days preceding and including the start of the performance period. The ending share price was based on the projected average closing share price over the 10 trading days preceding and including the end of the performance period. Performance for awards granted in 2023 is generally measured from January 1, 2023 to December 31, 2025, with performance for awards granted to one senior leader being measured from January 1, 2023 to December 31, 2023. Performance for awards granted in 2022 is generally measured January 1, 2022 to December 31, 2024,

Performance restricted stock units granted in the three months ended June 30, 2023 in relation to senior leadership transition
The beginning share price for awards was based on the average closing share price over the 30 trading days preceding and including the start of the performance period. The ending share price of the awards was based on the average closing share price over the 30 trading days preceding and including the end of the performance period. Performance for awards being measured from May 4, 2023 to May 4, 2026

Expected volatility
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

17.    SHARE-BASED COMPENSATION (CONTINUED)
Risk-free interest rate
The risk-free rate was estimated based on the yield on a U.S. treasury zero-coupon bond issued with a remaining term equal to the vesting period of the performance restricted stock units.

Compensation expense associated with performance restricted stock units granted in 2024, 2023 and 2022 is determined on the grant date based on the fair value calculated by the Monte Carlo simulation model and is recognized on a straight-line basis over the requisite service period. During the three months ended March 31, 2023, the transition in our senior leadership resulted in a modification of the previously existing vesting terms of the outstanding restricted stock units and performance restricted stock units granted in 2022 and earlier of one senior leader, and a modification of the performance period of that leader's performance restricted stock units granted in 2022. The modifications did not result in incremental compensation expense.

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

b)     Share-Settled Awards

The following table provides an activity summary of the Company's share-settled restricted stock units:

	Share-Settled Performance Restricted Stock Units		Share-Settled Service Restricted Stock Units
	Number of restricted stock units	Weighted average grant date fair value	Number of restricted stock units	Weighted average grant date fair value

Nonvested restricted stock units - December 31, 2022	330	$60.01	2,117	$53.16
Granted	122	66.13	918	57.53
Vested	(88)	63.88	(929)	53.02
Forfeited	(220)	58.15	(251)	54.49
Nonvested restricted stock units - December 31, 2023	144	65.69	1,855	55.21
Granted	104	65.77	748	60.50
Vested	—	—	(759)	54.65
Forfeited	(1)	65.78	(202)	56.66
Nonvested restricted stock units - December 31, 2024	247	$65.73	1,642	$57.73

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

17.    SHARE-BASED COMPENSATION (CONTINUED)
c)    Cash-Settled Awards
The following table provides an activity summary of the Company's cash-settled restricted stock units:

Cash-Settled Service Restricted Stock Units
Number of restricted stock units

Nonvested restricted stock units - December 31, 2022	60
Granted	—
Vested	(59)
Forfeited	(1)
Nonvested restricted stock units - December 31, 2023 (1)	—

(1)    No further cash-settled restricted stock units were granted subsequent to 2019 and all cash-settled restricted stock units were vested at December 31, 2023.

The following table provides additional information related to share-based compensation:

Year ended December 31,	2024	2023	2022

Share-based compensation expense (1)	$42,713	$57,729	$56,136
Tax benefits associated with share-based compensation expense	$8,007	$8,819	$8,839
Liability for cash-settled restricted stock units (2)	$—	$—	$4,792
Fair value of restricted stock units vested (3)	$46,884	$64,156	$49,792
Unrecognized share-based compensation expense	$60,192	$62,416	$74,601
Expected weighted average period associated with the recognition of unrecognized share-based compensation expense	2.4 years	2.4 years	2.3 years

(1)    Related to share-settled restricted stock units and cash-settled restricted stock units.
(2)    Included in other liabilities in the consolidated balance sheets.
(3)    Fair value is based on the closing price of the Company's common shares on the vest date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

18.    RELATED PARTY TRANSACTIONS

Related Party Transactions with Stone Point Capital, LLC ("Stone Point")
A member of the Company’s Board of Directors, Mr. Charles Davis, is the Chief Executive Officer of Stone Point Capital, LLC ("Stone Point"). In the ordinary course of business, the Company engages SKY Harbor Capital Management, LLC, which is majority-owned by Stone Point's private equity fund Trident V, L.P. ("Trident V"), to provide asset management services for certain high yield debt portfolios. For the year ended December 31, 2024, total fees paid to SKY Harbor Capital Management, LLC, were $3 million (2023: $3 million; 2022: $2 million).
In addition, the Company has an investment of $3 million (2023: $17 million) in the Freedom Consumer Credit Fund, LLC - Series B. The manager of this fund is Freedom Financial Asset Management, LLC ("Freedom") which is an indirect subsidiary of Pantheon Partners, LLC ("Pantheon"). A Stone Point private equity fund, Trident VI, L.P. ("Trident VI") owns approximately 14.5% of Pantheon. For the year ended December 31, 2024, fees paid to Freedom were $nil (2023: $1 million; 2022: $2 million).
The Company has an investment of $92 million (2023: $87 million) in Stone Point's private equity fund, Trident VIII, L.P. ("Trident VIII") and co-investments of $30 million (2023: $26 million) with Trident VIII. For the year ended December 31, 2024, fees paid to Stone Point in relation to Trident VIII were $4 million (2023: $2 million; 2022: $2 million).
The Company has an investment of $39 million (2023: $24 million) in Stone Point's private equity fund, Trident IX, L.P. ("Trident IX"). For the year ended December 31, 2024, fees paid to Stone Point in relation to Trident IX were $3 million (2023: $1 million; 2022: $1 million).
The Company has an investment of $48 million (2023: $43 million) with Rialto Real Estate IV-Property ("Rialto") and co-investments of $23 million (2023: $19 million) with Rialto, a fund managed by a portfolio company of Stone Point's private equity fund, Trident VII, L.P. ("Trident VII"). For the year ended December 31, 2024, fees paid to Rialto were $2 million (2023: $2 million; 2022: $2 million).

The Company has an investment of $18 million (2023: $18 million) in Stone Point Credit Corporation. For the year ended December 31, 2024, fees paid to Stone Point in relation to Stone Point Credit Corporation were $0.5 million (2023: $0.5 million; 2022: $0.3 million).

The Company has an investment of $18 million (2023: $18 million) in Stone Point Credit Corporation bonds. For the year ended December 31, 2024, the Company earned income of $1 million (2023: $1 million; 2022: $0.6 million) in relation to this bond.
The Company has an investment of $7 million (2023: $7 million) in a loan to Eagle Point Credit Management LLC ("Eagle Point"), which is majority-owned by Trident IX. For the year ended December 31, 2024, the Company earned income of $0.7 million (2023: $0.5 million) in relation to this loan.
The Company has an investment of $6 million (2023: $6 million) in cumulative preferred shares of Aspida Holdings Ltd. ("Aspida"). The investment was syndicated to the Company by Stone Point Credit Corporation. For the year ended December 31, 2024 and 2023, the Company did not pay any fees to Aspida.
The Company has an investment of $43 million (2023: $22 million) in Monarch Point Re (refer to Note 5 'Investments'), a newly created collateralized reinsurer which is jointly sponsored by the Company and Stone Point Credit Adviser LLC. For the year ended December 31, 2024, fees paid by Monarch Point Re to Stone Point Credit Adviser LLC were $1 million (2023: $0.1 million).
At December 31, 2023, the Company had an investment of $5 million in a syndicated accounts receivable loan for which Sound Point Capital Management LP ("Sound Point"), an affiliate of Stone Point, was the lead originator. For the year ended December 31, 2023, the Company did not pay any fees to Sound Point.
At December 31, 2023, the Company had co-investments of $9 million with Gordon Brothers, which is majority-owned by Trident VII. For the year ended December 31, 2023, fees paid to Gordon Brothers were $0.1 million (2022: $0.1 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

18.    RELATED PARTY TRANSACTIONS (CONTINUED)
Commitments
At December 31, 2024, the Company had up to $25 million of unfunded commitments to Stone Point's private equity fund, Trident X L.P. ("Trident X").
At December 31, 2024, the Company had up to $60 million of unfunded commitments to a separately managed account ("SMA) that will be managed by Stone Point Credit LLC.

Stock Repurchase Agreement with Stone Point

On February 3, 2025, the Company entered into a stock repurchase agreement (the "Repurchase Agreement") with T-VIII PubOpps LP ("T8"), an investment vehicle managed by Stone Point, pursuant to which T8 agreed to sell 2,234,636 shares to the Company for an aggregate price of approximately $200 million (the "Repurchase").

Loss Portfolio Transfer Reinsurance Agreement with Enstar

On December 13, 2024, the Company entered into a loss portfolio transfer reinsurance agreement with Cavello Bay Reinsurance Limited, a wholly-owned subsidiary of Enstar Group Limited ("Enstar") to retrocede a portfolio of reinsurance business (refer to Note 19 'Reinsurance' for further details).
Stone Point serves as the manager of Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P. (collectively, "Trident V Funds"), that indirectly held an aggregate ownership interest of approximately 9.5% in Enstar at December 31, 2024.
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

18.    RELATED PARTY TRANSACTIONS (CONTINUED)
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

Prospective element
For the year ended December 31, 2024, the Company ceded reinsurance premiums of $323 million (2023: $287 million) and ceded losses of $214 million (2023: $37 million) to Monarch Point Re. In addition, Monarch Point Re paid certain acquisition costs and administrative fees to the Company.
At December 31, 2024, the amount of reinsurance recoverable on unpaid and paid losses was $246 million (2023: $37 million) and the amount of ceded reinsurance payable included in insurance and reinsurance balances payable was $226 million (2023: $166 million) in the consolidated balance sheets.
This transaction was conducted at market rates consistent with negotiated arms-length contracts.
Loan to Monarch Point Re
During 2024, the Company advanced $253 million (2023: $297 million) to Monarch Point Re. These loans will be repaid in a manner consistent with the timing of amounts due to Monarch Point Re under retrocession agreements. At December 31, 2024, an amount of $236 million (2023: $72 million) was repaid and was treated as a non-cash activity in the consolidated statement of cash flows. These loans are expected to be repaid in full by May 15, 2026. The loan balance receivable at December 31, 2024 of $243 million (2023: $225 million) is included in loan advances made in the consolidated balance sheets. At December 31, 2024, the Company had committed to advance a further $nil (2023: $16 million) to Monarch Point Re.
Interest on this loan is payable for this period at an interest rate of 4.7% and 5.5% (2023: interest rates between 5.7% and 5.9%). Interest related to this loan of $7 million (2023: $9 million) was received in advance and is included in other liabilities in the consolidated balance sheets.
Significant Influence considerations
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
At December 31, 2024, the Company has $448 million (2023: $424 million) of investments where it is deemed to have the ability to exercise such significant influence. The Company generally pays management and performance fees to the investment managers of these investments. The Company considers all fees paid to the investment managers to be at market rates consistent with negotiated arms-length contracts.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

18.    RELATED PARTY TRANSACTIONS (CONTINUED)
Retrocession Agreement with Harrington Re
Harrington and Harrington Re commenced operations in 2016 (refer to Note 5 'Investments'). The Company has the ability to exercise significant influence over the operating and financial policies of Harrington and Harrington Re. In the normal course of business, the Company enters into certain reinsurance transactions with Harrington Re.
For the year ended December 31, 2024, the Company ceded reinsurance premiums of $218 million (2023: $298 million; 2022: $324 million) and ceded losses of $197 million (2023: $229 million; 2022: $234 million) to Harrington Re. In addition, Harrington Re paid certain acquisition costs and administrative fees to the Company.
At December 31, 2024, the amount of reinsurance recoverable on unpaid and paid losses was $884 million (2023: $933 million) and the amount of ceded reinsurance payable included in insurance and reinsurance balances payable was $181 million (2023: $219 million) in the consolidated balance sheets. This transaction was conducted at market rates consistent with negotiated arms-length contracts.
During 2018, the Company entered into a quota share retrocessional agreement with Harrington Re which was deemed to have met the established criteria for retroactive reinsurance accounting. During 2024, the Company entered into a reinsurer novation and replacement agreement with Harrington Re and a third-party reinsurer with respect to this quota share retrocession contract.
On June 29, 2021, the Company invested $10 million in 7.25% fixed to floating rate, senior unsecured notes ("Harrington Notes") due 2031, issued by Harrington. On June 29, 2024, the Harrington Notes were fully redeemed.

19.    REORGANIZATION EXPENSES
For the year ended December 31, 2024, reorganization expenses were $26 million (2023: $29 million and 2022: $31 million).
In 2024, reorganization expenses were primarily related to severance costs attributable to the Company's "How We Work" program.
In 2023, reorganization expenses were primarily related to impairments of computer software assets and severance costs attributable to the Company's "How We Work" program which is focused on simplifying the Company’s operating structure.
In 2022, reorganization expenses were primarily related to severance costs and impairments of computer software assets mainly attributable to the Company's exit from catastrophe and property reinsurance lines of business in June.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

20.    INCOME TAXES
Under current Bermuda law, AXIS Capital's Bermuda subsidiaries are not required to pay any taxes in Bermuda on income or capital gains. The Company has received assurance from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, it will be exempt from taxation in Bermuda until March 2035.

Notwithstanding the above, on December 27, 2023, the Bermuda government enacted a corporate income tax which will apply for fiscal years beginning on or after January 1, 2025. Importantly, under the Corporate Income Tax Act 2023 of Bermuda, any liability to the tax will apply regardless of any assurances previously provided under the Exempted Undertakings Tax Protection Act 1966 of Bermuda. The Act includes a provision referred to as the economic transition adjustment ("Bermuda ETA"), which is intended to provide a fair and equitable transition into the tax regime. Pursuant to the Act and subsequently issued guidance, the Company recorded a net deferred tax asset of $177 million in 2024.
AXIS Specialty Insurance Bermuda (refer to Note 1 'Organization') that is a wholly owned subsidiary of AXIS Specialty U.S. Holdings, Inc, is in the process of making an election to be treated as a U.S. taxpayer under section 953(d) of the Internal Revenue Code of 1986, as amended ("U.S. Internal Revenue Code"). AXIS Specialty Insurance Bermuda will be subject to tax in the U.S. in 2024 and in the U.S. and Bermuda in 2025, when applicable. Any U.S. tax incurred as a result of this election is expected to be fully creditable against the Bermuda corporate income tax.
AXIS Capital's primary Bermuda subsidiary has an operating branch in Singapore, which is subject to the relevant taxes in that jurisdiction. The Singapore branch is not under examination in that tax jurisdiction but remains subject to examination for tax years 2021 through 2024.
AXIS Capital's U.S. subsidiaries are subject to federal, state and local corporate income taxes, and other taxes applicable to U.S. corporations. The provision for federal income taxes has been determined under the principles of the consolidated tax provisions of the U.S. Internal Revenue Code. Should the U.S. subsidiaries pay a dividend outside the U.S. group, withholding taxes will apply. The U.S. subsidiaries are currently under examination for the 2019, 2021, and 2022 tax years and remain subject to examination for tax years 2019, and 2021 through 2024.
In Canada, AXIS Capital's U.S. reinsurance company operates through a branch and its U.S. service company has an unlimited liability company subsidiary based in Canada. The Canadian operations are subject to the relevant taxes in that jurisdiction and remain subject to examination for tax years 2020 through 2024.
AXIS Capital had subsidiaries in Ireland, the U.K., and Brazil with branches in the U.K., Switzerland, and Belgium. These subsidiaries and their branches are not under examination but remain subject to examination in all applicable jurisdictions for tax years 2020 through 2024.
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

20.    INCOME TAXES (CONTINUED)
The following table provides an analysis of income tax expense (benefit) and net tax assets:

Year ended December 31,	2024	2023	2022

Current income tax expense (benefit)
U.S.	$84,255	$12,021	$11,491
Europe	19,260	32,386	2,366
Bermuda	3,425	291	(147)
Deferred income tax expense (benefit)
U.S.	716	(24,042)	(8,147)
Europe	7,290	18,932	16,474
Bermuda(1)	(170,541)	(13,272)	—
Total income tax expense (benefit)	$(55,595)	$26,316	$22,037

Net current tax receivables	$42,991	$78,570	$46,704
Net deferred tax assets (liabilities)	278,474	72,850	108,220

Net tax assets	$321,465	$151,420	$154,924

(1)    Reflects the recognition of a tax benefit related to the Bermuda ETA, offset by a partial reversal of the 2023 tax benefit on unrealized investment losses included in other comprehensive income (loss) due to the enactment of corporate income tax, effective January 1, 2025.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

20.    INCOME TAXES (CONTINUED)
Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The following table provides details of the significant components of deferred tax assets and liabilities:

At December 31,	2024	2023

Deferred tax assets:
Discounting of net reserves for losses and loss expenses	$66,338	$62,316
Unearned premiums	62,656	54,104
Net unrealized investments losses	36,536	54,395
Operating and capital loss carryforwards	75,864	100,907
Accruals not currently deductible	36,253	36,407
Tax credits	2,414	11,602
Bermuda economic transition adjustment	176,923	—
Other deferred tax assets	3,681	4,149
Deferred tax assets before valuation allowance	460,665	323,880
Valuation allowance	(19,829)	(38,711)
Deferred tax assets net of valuation allowance	440,836	285,169

Deferred tax liabilities:
Deferred acquisition costs	(35,401)	(27,109)
Other investment adjustments and impairments	(7,933)	(7,173)
Intangible assets	(47,355)	(49,486)
Depreciation and amortization	(7,586)	(1,140)
Equalization reserves	(2,347)	(2,726)
Acquisition adjustments (1)	—	(79,466)
Lloyd’s deferred year of account results	(51,770)	(38,194)
Other deferred tax liabilities	(9,970)	(7,025)
Deferred tax liabilities	(162,362)	(212,319)
Net deferred tax assets (liabilities)	$278,474	$72,850

(1) During the year ended December 31, 2024, the Company assessed that certain deferred tax assets and deferred tax liabilities related to acquisitions were no longer required.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

20.    INCOME TAXES (CONTINUED)
The following table summarizes total operating and capital loss carryforwards and tax credits:

At December 31,	2024	2023

Operating and Capital Loss Carryforwards(1)
Singapore operating loss carryforward	$91,924	$70,815
U.K. operating loss carryforward	216,928	293,533
U.K. capital loss carryforward	93	—
Ireland operating loss carryforward	27	78,154
Ireland capital loss carryforward	1,372	716
Switzerland operating loss carryforward(2)	68,573	123,453
U.S. capital loss carryforward(3)	59,434	—

Tax Credits(1)
Ireland foreign tax credit	$333	$6,922
U.K. foreign tax credit	504	2,605
U.S. foreign tax credit(4)	1,577	2,074

(1)    At December 31, 2024, the Singapore, U.K., and Ireland operating and capital loss carryforwards and tax credits can be carried forward indefinitely.
(2)    At December 31, 2024, the Swiss net operating loss carryforwards expire in 2029.
(3)    At December 31, 2024, the U.S. capital loss carryforwards expire in 2029.
(4)    At December 31, 2024, the U.S. foreign tax credits expire in 2032.

The following table shows an analysis of the movement in the Company's valuation allowance:

At December 31,	2024	2023

Income tax expense (benefit):
Valuation allowance - beginning of year	$31,688	$39,782
Operating loss carryforwards	(6,572)	(8,713)
Foreign tax credit	(6,589)	4,184
U.K. branch assets and other foreign rate differentials	(1,567)	(3,565)
Capital loss carryforwards and impaired investments	261	—
Valuation allowance - end of year	$17,221	$31,688

Accumulated other comprehensive income (loss):
Valuation allowance - beginning of year	$7,023	$20,287
Change in investment - related items	(4,415)	(13,264)
Valuation allowance - end of year	2,608	7,023

Total valuation allowance - end of year	$19,829	$38,711

At December 31, 2024 and 2023, the Company had a full valuation allowance on operating loss carryforwards relating to operations in Singapore, Ireland and Switzerland, foreign tax credits available in Ireland and certain other deferred tax assets related to branch operations.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

20.    INCOME TAXES (CONTINUED)
In 2024, the valuation allowance decreased by $19 million (2023: $21 million). The net gain incurred by the AXIS Re SE, the Irish reinsurance company, resulted in the release of a valuation allowance of $13 million (2023: $25 million) against the net deferred tax assets of AXIS Re SE and AXIS Re Europe, the Swiss branch of the Irish reinsurance company, of which $8 million (2023: $12 million) was released in net income (loss) and $5 million (2023: $13 million) was released in other comprehensive income (loss). In 2024, a valuation allowance of $7 million was released against foreign tax credits held by AXIS Specialty Europe and in 2023 a valuation allowance of $6 million was recorded against foreign tax credits held by AXIS Specialty Europe SE. In 2023, a valuation allowance of $2 million was also released against U.S. foreign tax credits that were utilized.
At December 31, 2024 and 2023, the Company's U.S. operations had a deferred tax asset of $19 million and $41 million, respectively, for the unrealized losses on its fixed maturities that were recorded in other comprehensive income (loss). The Company examined the need for a valuation allowance and after considering all positive and negative evidence concluded a valuation allowance against its net unrealized investment losses in the U.S was not required.

At December 31, 2024 and 2023, the Company’s Bermuda operations had a deferred tax asset of $17 million and $13 million, respectively for the unrealized losses on its fixed maturities that were recorded in other comprehensive income (loss). The Company examined the need for a valuation allowance and after considering all positive and negative evidence concluded a valuation allowance against its net unrealized investment losses in Bermuda was not required.
At December 31, 2024, the Company’s Bermuda operations had a deferred tax asset of $177 million related to the Bermuda ETA. The Company examined the need for a valuation allowance and after considering all positive and negative evidence concluded a valuation allowance against this asset in Bermuda was not required.

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
At December 31, 2024 and 2023, there were no unrecognized tax benefits.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

20.    INCOME TAXES (CONTINUED)
The following table presents the distribution of income before income taxes between domestic and foreign jurisdictions and a reconciliation of the actual income tax rate to the amount computed by applying the effective tax rate of 0% under Bermuda law to income before income taxes:

Year ended December 31,	2024	2023	2022

Income (loss) before income taxes
Bermuda (domestic)	$323,688	$213,539	$236,781
Foreign	702,503	189,067	8,340
Total income before income taxes	$1,026,191	$402,606	$245,121

Reconciliation of effective tax rate (% of income before income taxes)
Expected tax rate	0.0%	0.0%	0.0%
Foreign taxes at local expected rates:
U.S.	8.4%	(2.5%)	0.2%
Europe	6.0%	11.9%	1.9%
Valuation allowance	(1.4%)	(2.0%)	9.5%
Prior year adjustments	(1.5%)	1.3%	(0.3%)
Incremental branch taxes	1.1%	0.9%	(0.4%)
Change in enacted tax rate(1)	(1.9%)	(3.3%)	(2.2%)
Bermuda economic transition adjustment	(17.2%)	—%	—%
Change in unrealized investment gain/(loss)	0.6%	—%	—%
Withholding tax	0.3%	—%	—%
Other	0.2%	0.2%	0.3%
Actual tax rate	(5.4%)	6.5%	9.0%

(1)    At December 31, 2024, the change in enacted tax rate represents the rate change related to deferred tax assets and deferred tax liabilities on acquisition adjustments no longer required. At December 31, 2023, the change in enacted tax rate represents the enactment of the Bermuda Corporate Income Tax Act of 2023 related to unrealized investment losses included in other comprehensive income (loss). At December 31, 2022, the change in enacted tax rate included a change in the UK tax rate from 19% to 25% and in Belgium from 30% to 25%.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

21.    OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the tax effects allocated to each component of other comprehensive income (loss):

	Before tax amount	Income tax (expense) benefit	Net of tax amount

Year ended December 31, 2024
Available for sale investments:
Unrealized gains (losses) arising during the year for which an allowance for expected credit losses has not been recognized	$(44,964)	$11,934	$(33,030)
Unrealized gains (losses) arising during the year for which an allowance for expected credit losses has been recognized	(278)	30	(248)
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	170,984	(15,664)	155,320
Unrealized gains (losses) arising during the year, net of reclassification adjustment	125,742	(3,700)	122,042
Foreign currency translation adjustment	(23,763)	—	(23,763)
Total other comprehensive income (loss), net of tax	$101,979	$(3,700)	$98,279

Year ended December 31, 2023
Available for sale investments:
Unrealized gains (losses) arising during the year for which an allowance for expected credit losses has not been recognized	$294,933	$(36,993)	$257,940
Unrealized gains (losses) arising during the year for which an allowance for expected credit losses has been recognized	11,220	(1,637)	9,583
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	142,324	(13,811)	128,513
Unrealized gains (losses) arising during the year, net of reclassification adjustment	448,477	(52,441)	396,036
Foreign currency translation adjustment	(1,572)	—	(1,572)
Total other comprehensive income (loss), net of tax	$446,905	$(52,441)	$394,464

Year ended December 31, 2022
Available for sale investments:
Unrealized gains (losses) arising during the year for which an allowance for expected credit losses has not been recognized	$(1,171,381)	$127,756	$(1,043,625)
Unrealized gains (losses) arising during the year for which an allowance for expected credit losses has been recognized	(73,063)	5,913	(67,150)
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	335,294	(30,369)	304,925
Unrealized gains (losses) arising during the year, net of reclassification adjustment	(909,150)	103,300	(805,850)
Foreign currency translation adjustment	(10,986)	—	(10,986)
Total other comprehensive income (loss), net of tax	$(920,136)	$103,300	$(816,836)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

21.    OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)
The following table presents details of amounts reclassified from accumulated other comprehensive income (loss) ("AOCI") to net income (loss):

		Amounts reclassified from AOCI(1)
AOCI components	Consolidated statement of operations line item that includes reclassification adjustment	Year ended December 31,
		2024	2023	2022

Unrealized gains (losses) on available for sale investments
	Other realized and unrealized investment gains (losses)	$(170,576)	$(129,567)	$(322,726)
	Impairment losses	(408)	(12,757)	(12,568)
	Total before tax	(170,984)	(142,324)	(335,294)
	Income tax (expense) benefit	15,664	13,811	30,369
	Net of tax	$(155,320)	$(128,513)	$(304,925)

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
The statutory capital and surplus in each of the Company's most significant regulatory jurisdictions is shown in the following table:

	Bermuda		Ireland		U.S.
At December 31,	2024	2023	2024	2023	2024	2023

Required statutory capital and surplus	$1,982,025	$1,269,943	$733,689	$755,076	$675,672	$739,829
Available statutory capital and surplus	$4,475,219	$3,170,556	$1,197,127	$1,160,932	$2,483,658	$2,187,371

Bermuda

Under the Insurance Act 1978, amendments thereto and related regulations of Bermuda (the "Insurance Act"), the Company's Bermuda subsidiaries, AXIS Specialty Bermuda and AXIS Specialty Insurance Bermuda are required to maintain minimum statutory capital and surplus equal to the greater of a minimum solvency margin ("MSM") and the Enhanced Capital Requirement ("ECR").

The MSM is the greater of $100 million, 50% of net premiums written, 15% of net reserve for losses and loss expenses, and 25% of the ECR. The Company's ECR is based on an Economic Balance Sheet ("EBS") framework and is calculated using a standard risk-based capital model developed by the Bermuda Monetary Authority ("BMA").

At December 31, 2024 and 2023, the required and available statutory capital and surplus were based on this EBS framework.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

22.    STATUTORY FINANCIAL INFORMATION (CONTINUED)

Under the Act, AXIS Specialty Bermuda is restricted as to the payment of dividends for amounts greater than 25% of the prior year’s statutory capital and surplus, whereby an affidavit signed by at least two members of the Board of Directors is required, attesting that any dividend in excess of this amount would not cause the Company to fail to meet its relevant margins.
At December 31, 2024, the maximum dividend AXIS Specialty Bermuda could pay, without a signed affidavit, having met minimum levels of statutory capital and surplus requirements, was approximately $958 million (2023: $730 million).
Ireland
The Company's Irish subsidiaries, AXIS Specialty Europe and AXIS Re SE, are required to continuously maintain the Minimum Capital Requirement ("MCR") and the Solvency Capital Requirement ("SCR"). The capital requirements are calculated by reference to Solvency II definitions. If an entity falls below the MCR or SCR, the Central Bank of Ireland is authorized to take action to restore the financial position of the Company's Irish subsidiaries. During 2024 and 2023, the Company's Irish subsidiaries were in compliance with these requirements.
The Company's Irish subsidiaries may declare dividends subject to meeting their solvency and capital requirements. The maximum dividend is limited to "excess eligible own funds" which is defined as excess Solvency II capital over the SCR and may also be limited to "profits available for distribution'', which is defined as accumulated realized profits less accumulated realized losses and statutory reserves. In addition, a target coverage ratio range of excess eligible own funds to SCR is set by the Company’s Irish subsidiaries to ensure their ability to absorb stress events without breaches of required capital levels. Own Fund balances in excess of the target coverage ratio range may be considered for distribution back to Group.
At December 31, 2024, the maximum dividend the Company's Irish subsidiaries could pay, having met their target solvency and capital requirements was approximately $97 million (2023: $28 million).
United States
The Company's U.S. operations required statutory capital and surplus is determined using the risk-based capital formula ("RBC"), which is the National Association of Insurance Commissioners' (the "Commissioner") method of measuring the minimum capital appropriate for U.S. reporting entities to support its overall business operations in consideration of its size and risk profile. If a company falls below the authorized control level as determined under the RBC, the domiciliary states are authorized to take whatever regulatory actions may be considered necessary to protect policyholders and creditors.
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
At December 31, 2024, the maximum dividend that the Company's U.S. insurance operations could pay without regulatory approval was approximately $344 million (2023: $181 million).
Lloyd's of London
The Company operates in the Lloyd’s market through its corporate members, AXIS Corporate Capital UK Limited and AXIS Corporate Capital UK II Limited, that provided 70% and 30% capital support, respectively, to Syndicate 1686's through December 31, 2024. AXIS Corporate Capital UK II Limited will provide 100% capital support to Syndicate 1686 for underwriting activities effective January 1, 2025. AXIS Corporate Capital UK II Limited also provides 100% capital support to Syndicate 2050. Syndicate 1686 and Syndicate 2050 are managed by AXIS Managing Agency.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

22.    STATUTORY FINANCIAL INFORMATION (CONTINUED)

Corporate members of Lloyd’s and Lloyd’s syndicates are bound by the rules of Lloyd’s, which are prescribed by Bye-laws and Requirements made by the Council of Lloyd’s under powers conferred by the Lloyd’s Act 1982. These rules prescribe membership subscriptions, contributions to the Lloyd’s Central Fund and assets that must be deposited with Lloyd’s in support of members' underwriting. The Council of Lloyd’s has broad powers to sanction breaches of its rules, including the power to restrict or prohibit a member’s participation on Lloyd’s syndicates.
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

FAL may be satisfied by cash, certain investments and letters of credit provided by approved banks. At December 31, 2024, fixed maturities and short-term investments with a fair value of $328 million (2023: $587 million) and cash of $4 million (2023: $13 million), respectively, were restricted to satisfy AXIS Corporate Capital UK Limited FAL requirements.

At December 31, 2024, fixed maturities and short-term investments with a fair value of $424 million (2023: $261 million), equity securities with a fair value of $27 million (2023: $27 million), and cash of $99 million (2023: $6 million) were restricted to satisfy AXIS Corporate Capital UK II Limited FAL requirements (refer to Note 5 'Investments' and Note 12 'Commitments and Contingencies').

Corporate members can apply to Lloyd's to release accumulated funds, whether syndicate profits or interest on FAL, which are in excess of the agreed FAL requirements on a quarterly basis. At December 31, 2024 and 2023, actual capital and assets exceeded the FAL requirements for Syndicate 1686 and Syndicate 2050.

Branch Offices
The Company's operating subsidiaries in Bermuda and the U.S. maintain branch offices in Singapore and Canada, respectively. The Company's Irish operating subsidiaries maintain branch offices in the U.K., Switzerland and Belgium. As branch offices are not considered separate entities for regulatory purposes, the required and actual statutory capital and surplus amounts for each jurisdiction in the table above, include amounts related to the applicable branch offices. The Company's branch offices in Singapore and Canada are subject to additional minimum capital or asset requirements in their countries of domicile. At December 31, 2024 and 2023, the actual capital/assets for each of these branches exceeded the relevant local regulatory requirements.
Total statutory net income (loss) of the Company's operating subsidiaries was $1.0 billion, $471 million, and $134 million for 2024, 2023 and 2022, respectively.
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 AND 2022

23.    SUBSEQUENT EVENTS
Share Repurchase program
On February 6, 2025, authorization under the Company's share repurchase program approved in May 2024 (refer to Note 15 'Shareholders' Equity') was exhausted.
On February 19, 2025, the Company's Board of Directors approved a new share repurchase program for up to $400 million of the Company's common shares. The new share repurchase program is open-ended, allowing the Company to repurchase its shares from time to time in the open market or privately negotiated transactions, depending on market conditions.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) at December 31, 2024. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2024, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s management has performed an assessment, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the Company's internal control over financial reporting at December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on that assessment, the Company’s management believes that, at December 31, 2024, the Company's internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
The Company's independent registered public accounting firm has issued an audit report on management's assessment of the Company's internal control over financial reporting at December 31, 2024. This report appears below.
All internal control systems, no matter how well designed, have inherent limitations. As a result, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial reporting and the preparation of financial statements.
Changes in Internal Control Over Financial Reporting
The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2024. Based on that evaluation, there were no changes in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of AXIS Capital Holdings Limited

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of AXIS Capital Holdings Limited and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 26, 2025 expressed an unqualified opinion on those financial statements.
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
February 26, 2025

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
As and when allowed by the applicable law and regulations, certain of our non-U.S. subsidiaries provide treaty reinsurance coverage to non-U.S. insurers on a worldwide basis, including insurers of liability, marine, aviation and energy risks, and as a result, these underlying insurance and reinsurance portfolios may have some exposure to Iran. In addition, we provide insurance and facultative reinsurance on a global basis to non-U.S. insureds and insurers, including for liability, marine, aviation and energy risks. Coverage provided to non-Iranian business may indirectly cover an exposure in Iran. For example, certain of our operations underwrite global marine hull war and cargo policies that provide coverage for vessels navigating into and out of ports worldwide, including Iran. For the year ended December 31, 2024, there has been no material amount of premium allocated or apportioned to activities relating to Iran. We intend for our non-U.S. subsidiaries to continue to provide such coverage only to the extent permitted by applicable law.
Insider Trading Arrangements and Policies
During the three months ended December 31, 2024, no director or officer of the Company adopted, terminated or is currently party to a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the sections captioned "Proposal No. 1 – Election of Directors", "Corporate Governance", "Executive Officers", and "Other Compensation Topics" in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2024 pursuant to Regulation 14A.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections captioned "Executive Compensation", "Compensation Discussion and Analysis", "Director Compensation", "Human Capital and Compensation Committee Report" and "Human Capital and Compensation Committee Interlocks and Insider Participation" in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2024 pursuant to Regulation 14A.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 The information required by this item is incorporated by reference from the sections captioned "Principal Shareholders" and "Equity Compensation Plan Information" in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2024 pursuant to Regulation 14A.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the sections captioned "Certain Relationships and Related Transactions", and "Corporate Governance" in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2024 pursuant to Regulation 14A.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section captioned "Principal Accounting Fees and Services" in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2024 pursuant to Regulation 14A.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Financial Statements, Financial Statement Schedules and Exhibits

1.    Financial Statements
Included in Part II –Refer to Item 8 of this report.

2.    Financial Statement Schedules

Report of Independent Registered Public Accounting Firm
Schedule I    –    Summary of Investments - Other than Investments in Related Parties
Schedule II    –    Condensed Financial Information of Registrant
Schedule III    –    Supplementary Insurance Information
Schedule IV    –    Supplementary Reinsurance Information
Schedules V and VI have been omitted as the information is provided in Item 8, Consolidated Financial Statements, or in the above schedules.

3.    Exhibits

Exhibit Number	Description of Document
2.1	Rule 2.7 Announcement dated July 5, 2017 in connection with acquisition of Novae Group plc (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 6, 2017).

2.2	Rule 2.7 Announcement dated August 24, 2017 in connection with acquisition of Novae Group plc (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 25, 2017).

3.1	Certificate of Incorporation and Memorandum of Association of AXIS Capital Holdings Limited (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Amendment No. 1) (No. 333-103620) filed on April 16, 2003).

3.2	Amended and Restated Bye-laws of AXIS Capital Holdings Limited (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 filed on May 15, 2009).

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).

4.2	Senior Indenture among AXIS Specialty Finance LLC, AXIS Capital Holdings Limited and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of March 23, 2010 (incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q filed on April 27, 2010).

4.3	Senior Indenture among AXIS Specialty Finance PLC, as issuer, the Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of March 13, 2014 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 13, 2014).

4.4	First Supplemental Indenture, dated as of April 3, 2019, among AXIS Specialty Finance PLC, AXIS Capital Holdings Limited and The Bank of New York Mellon Trust Company, N.A., relating to the 5.150% Senior Notes due 2045 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 4, 2019).

4.5	Junior Subordinated Indenture dated as of December 10, 2019, among AXIS Specialty Finance LLC, AXIS Capital Holdings Limited and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 11, 2019).

4.6	First Supplemental Indenture dated as of December 10, 2019, among AXIS Specialty Finance LLC, AXIS Capital Holdings Limited and The Bank of New York Mellon Trust Company, N.A., relating to the 4.900% Junior Subordinated Notes due 2040 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 11, 2019).

4.7	Form of 5.150% Senior Notes due 2045 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on March 13, 2014).

4.8	Form of 4.000% Senior Notes due 2027 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 6, 2017).

4.9	Form of 3.900% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 19, 2019).

4.10	Form of 4.900% Junior Subordinated Notes due 2040 (incorporated by reference to Exhibit 4.2 (included as Exhibit A to Exhibit 4.2) to the Company's Current Report on Form 8-K filed on December 11, 2019).

4.11	Certificate of Designations setting forth the specific rights, preferences, limitations and other terms of the 5.50% Series E Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 7, 2016).

†4.12	Description of AXIS Capital Holdings Limited's Securities Registered under Section 12 of the Exchange Act.

10.1	Amended and Restated Shareholders Agreement dated December 31, 2002, among AXIS Capital Holdings Limited and each of the persons listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).

*10.2	Employment Agreement by and between Peter Vogt and AXIS Specialty U.S. Services, Inc. dated December 11, 2017 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on February 28, 2018).

*10.3	Amendment No. 1 to Employment Agreement by and between Peter Vogt and AXIS Specialty U.S. Services, Inc. dated October 2, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 7, 2020).

*10.4	Amendment No. 2 to Employment Agreement by and between Peter Vogt and AXIS Specialty U.S. Services, Inc. dated June 17, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 21, 2021).

*10.5
Amendment No. 3 to Employment Agreement by and between Peter Vogt and AXIS Specialty U.S. Services, Inc. dated October 6, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 10, 2023).

*10.6	Employment Agreement by and between David Phillips and AXIS Specialty U.S. Services, Inc. dated March 21, 2014 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed on February 26, 2019).

*10.7	Amendment No. 1 to Employment Agreement by and between David Phillips and AXIS Specialty U.S. Services, Inc. dated June 17, 2021 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 21, 2021).

*10.8
Employment Agreement by and between Conrad D. Brooks and AXIS Specialty U.S. Services, Inc. dated December 14, 2016 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed on February 27, 2024).

*10.9
Employment Agreement by and between Vincent Tizzio, AXIS Capital Holdings Limited and AXIS Specialty U.S. Services, Inc. dated April 11, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed on April 14, 2023).

*10.10
Employment Agreement by and between Daniel Draper and AXIS UK Services Limited dated January 19, 2023 (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed on February 27, 2024).

*10.11	2007 Long-Term Equity Compensation Plan, as amended (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed on May 15, 2012).

*10.12	Amended and Restated 2017 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 11, 2021).

*10.13	Second Amended and Restated 2017 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 8, 2023).

*10.14	Executive Long-Term Equity Compensation Program effective February 2021 (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed on February 26, 2021).

*10.15	Amended and Restated Long-Term Equity Compensation Program effective February 2024 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed on February 27, 2024).

*10.16	Amended and Restated Executive Annual Incentive Plan effective February 2024 (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on February 27, 2024).

*10.17	Amended and Restated AXIS Executive RSU Retirement Plan (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed on February 27, 2024).

*10.18	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K filed on February 26, 2019).

*10.19	Form of Employee Restricted Stock Unit Award Agreement (Performance Vesting) (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K filed on February 26, 2021).

*10.20	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on May 1, 2024).

*10.21	Form of Employee Restricted Stock Unit Award Agreement (Three Year - Performance Vesting) (incorporated by reference to Exhibit 10.37 of the Company’s Form 10-K filed on February 27, 2023).

*10.22	Form of Employee Restricted Stock Unit Award Agreement (Three Year - Performance Vesting) (incorporated by reference to Exhibit 10.38 of the Company’s Form 10-K filed on February 27, 2023).

*10.23
Form of Employee Restricted Stock Unit Award Agreement (Three Year - Performance Vesting based on absolute total shareholder return compound annual growth rate) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 1, 2023).

*10.24
Form of Employee Restricted Stock Unit Award Agreement (Three Year - Performance Vesting based on relative total shareholder return and adjusted diluted book value per share) (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed on February 27, 2024).

*†10.25	Form of Employee Restricted Stock Unit Award Agreement (Three Year - Performance Vesting based on relative total shareholder return and adjusted diluted book value per share).

*10.26	AXIS Specialty U.S. Services, Inc. Supplemental Retirement Plan (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on February 26, 2008).

*10.27	AXIS Capital Holdings Limited Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 9, 2024).

*10.28	Directors Annual Compensation Program, effective January 1, 2024 (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on February 27, 2024).

*†10.29	Directors Annual Compensation Program, effective January 1, 2025.

10.30	Master Reimbursement Agreement, dated as of May 14, 2010, by and among AXIS Specialty Limited, AXIS Re Limited, AXIS Specialty Europe Limited, AXIS Insurance Company, AXIS Surplus Insurance Company, AXIS Specialty Insurance Company, AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 19, 2010).

10.31	Amendment to Master Reimbursement Agreement dated January 27, 2012 by and among AXIS Specialty Limited, AXIS Re Limited, AXIS Specialty Europe Limited, AXIS Insurance Company, AXIS Surplus Insurance Company, AXIS Specialty Insurance Company and AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 30, 2012).

10.32	Amendment to Committed Facility Letter dated November 20, 2013 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Surplus Insurance Company and AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 21, 2013).

10.33	Amendment to Committed Facility Letter dated March 31, 2015 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Reinsurance Company, AXIS Surplus Insurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 1, 2015).

10.34	Amendment to Facility Fee Letter dated March 31, 2015 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Reinsurance Company, AXIS Surplus Insurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 1, 2015).

10.35	Committed Facility Letter dated December 18, 2015 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Surplus Insurance Company and AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 22, 2015).

10.36	Amendment to Master Reimbursement Agreement dated March 27, 2017 by and among AXIS Specialty Limited, AXIS Re Limited, AXIS Specialty Europe Limited, AXIS Insurance Company, AXIS Surplus Insurance Company, AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 31, 2017).

10.37	Deed of Amendment to $500 million secured letter of credit facility dated December 24, 2019 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Surplus Insurance Company, AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 30, 2019).

10.38	Deed of Amendment to $500 million secured letter of credit facility dated April 1, 2021 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Surplus Insurance Company, AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 6, 2021).

10.39
Deed of Amendment to $500 million secured letter of credit facility dated December 29, 2023 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Surplus Insurance Company, AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 3, 2024).

10.40
Amendment and Restatement Agreement dated March 26, 2024, by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Reinsurance Company, AXIS Surplus Insurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 28, 2024).

10.41
Amendment to Master Agreement dated March 26, 2024, by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Reinsurance Company, AXIS Surplus Insurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 28, 2024).

10.42
Amended and Restated Committed Letter of Credit Facility Letter dated March 26, 2024, by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Reinsurance Company, AXIS Surplus Insurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 28, 2024).

10.43
Uncommitted Facility Letter for Issuance of Credits dated March 26, 2024, by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Reinsurance Company, AXIS Surplus Insurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on March 28, 2024).

10.44
Reinsurance Agreement signed December 13, 2024 between AXIS Specialty Limited, AXIS Reinsurance Company, AXIS Re SE, and AXIS Managing Agency Ltd. for and on behalf of the Underwriting Members of Lloyd’s Syndicate 1686 and Cavello Bay Reinsurance Limited (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 16, 2024).

10.45
Stock Repurchase Agreement, dated February 3, 2025, between AXIS Capital Holdings Limited and T-VIII PubOpps LP (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 3, 2025).

†19.1	AXIS Capital Holdings Limited Insider Trading Policy

†19.2	AXIS Capital Holdings Limited Trading Policies and Procedures

†21.1	Subsidiaries of the Registrant.

†22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities.

†23.1	Consent of Deloitte Ltd.

†24.1	Power of Attorney (included as part of signature pages hereto).

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*97.1	Amended and Restated Executive Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed on February 27, 2024).

†101	The following financial information from AXIS Capital Holdings Limited’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline XBRL: (i) Consolidated Balance Sheets at December 31, 2024 and 2023; (ii) Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022; (iv) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2024, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2025.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2025.

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
Lizabeth Zlatkus

SCHEDULE I
AXIS CAPITAL HOLDINGS LIMITED
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES

	At December 31, 2024
	Amortized cost	Fair value	Amount shown on the balance sheet
(in thousands)
Type of investment:
Fixed maturities, available for sale, at fair value
U.S. government and agency	$2,830,111	$2,802,986	$2,802,986
Non-U.S. government	753,315	729,939	729,939
Corporate debt	4,941,510	4,842,190	4,842,190
Agency RMBS	1,245,681	1,184,845	1,184,845
CMBS	852,534	819,608	819,608
Non-agency RMBS	132,116	122,536	122,536
ABS	1,547,350	1,539,832	1,539,832
Municipals	117,288	110,817	110,817
Total fixed maturities, available for sale	$12,419,905	12,152,753	12,152,753
Fixed maturities, held to maturity, at amortized cost
Corporate debt	$122,706	115,617	122,706
ABS	320,694	321,134	320,694
Total fixed maturities, held to maturity	$443,400	436,751	443,400
Mortgage loans, held for investment, at fair value		505,697	505,697
Short-term investments, at fair value		223,666	223,666
Equity securities, at fair value		579,274	579,274
Other investments, at fair value (1)		689,159	930,278
Equity method investments (2)		—	206,994
Total investments		$14,587,300	$15,042,062

(1)In the fair value column in the table above, other investments exclude investments where the Company is considered to have the ability to exercise significant influence over the operating and financial policies of the investees.
(2)In the fair value column in the table above, equity method investments are excluded as the Company has the ability to exercise significant influence over the operating and financial policies of the investees.

SCHEDULE II
AXIS CAPITAL HOLDINGS LIMITED
CONDENSED BALANCE SHEETS – PARENT COMPANY
DECEMBER 31, 2024 AND 2023

	2024	2023
	(in thousands)
Assets
Investments in subsidiaries	$6,209,792	$5,415,302
Cash and cash equivalents	3,768	412
Other assets	4,465	4,751
Total assets	$6,218,025	$5,420,465

Liabilities
Intercompany payable	$70,183	$89,430
Dividends payable	50,478	51,749
Other liabilities	7,985	16,090
Total liabilities	128,646	157,269

Shareholders’ equity
Preferred shares	550,000	550,000
Common shares (shares issued 2024: 176,580; 2023: 176,580 shares outstanding 2024: 82,984; 2023: 85,286)	2,206	2,206
Additional paid-in capital	2,394,063	2,383,030
Accumulated other comprehensive income (loss)	(267,557)	(365,836)
Retained earnings	7,341,569	6,440,528
Treasury shares, at cost (2024: 93,596; 2023: 91,294)	(3,930,902)	(3,746,732)
Total shareholders’ equity	6,089,379	5,263,196
Total liabilities and shareholders’ equity	$6,218,025	$5,420,465

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

SCHEDULE II
AXIS CAPITAL HOLDINGS LIMITED
CONDENSED STATEMENTS OF OPERATIONS – PARENT COMPANY
YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

	2024	2023	2022
	(in thousands)
Revenues
Net investment income	$—	$—	$—
Total revenues	—	—	—

Expenses
General and administrative expenses	52,599	52,334	60,252
Total expenses	52,599	52,334	60,252

Income (loss) before equity in net income of subsidiaries	(52,599)	(52,334)	(60,252)
Equity in net income of subsidiaries	1,134,385	428,626	283,335
Net income	1,081,786	376,292	223,083
Preferred share dividends	30,250	30,250	30,250
Net income available to common shareholders	$1,051,536	$346,042	$192,833

Comprehensive income (loss)	$1,180,065	$770,756	$(593,753)

SCHEDULE II
AXIS CAPITAL HOLDINGS LIMITED
CONDENSED STATEMENTS OF CASH FLOWS – PARENT COMPANY
YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

	2024	2023	2022
	(in thousands)
Cash flows from operating activities:
Net income	$1,081,786	$376,292	$223,083
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income loss of subsidiaries	(1,134,385)	(428,626)	(283,335)
Change in intercompany payable	(19,247)	(136,059)	32,871
Dividends received from subsidiaries	459,000	375,000	225,000
Other items	(28,645)	(34,626)	(17,140)
Share-based compensation expense, net of cash payments	42,731	54,119	48,494
Net cash provided by operating activities	401,240	206,100	228,973

Cash flows from financing activities:
Taxes paid on withholding shares	(15,925)	(23,595)	(13,994)
Dividends paid - common shares	(151,765)	(153,775)	(149,341)
Repurchase of common shares - open market	(199,944)	—	(34,987)
Dividends paid - preferred shares	(30,250)	(30,250)	(30,250)
Net cash used in financing activities	(397,884)	(207,620)	(228,572)

Increase (decrease) in cash, cash equivalents and restricted cash	3,356	(1,520)	401
Cash, cash equivalents and restricted cash - beginning of year	412	1,932	1,531
Cash, cash equivalents and restricted cash - end of year	$3,768	$412	$1,932

SCHEDULE III
AXIS CAPITAL HOLDINGS LIMITED
SUPPLEMENTARY INSURANCE INFORMATION

	At and year ended December 31, 2024
(in thousands)	Deferred acquisition costs	Reserve for losses and loss expenses	Unearned premiums	Net premiums earned	Net investment income(1)	Net losses and loss expenses	Acquisition costs	Other operating expenses(2)	Net premiums written
Insurance	$343,476	$10,499,703	$3,859,162	$3,926,036	$—	$2,245,420	$766,915	$485,929	$4,250,545
Reinsurance	181,361	6,719,226	1,352,703	1,380,199	—	913,067	303,636	50,513	1,506,806
Corporate	—	—	—	—	759,229	—	—	129,760	—
Total	$524,837	$17,218,929	$5,211,865	$5,306,235	$759,229	$3,158,487	$1,070,551	$666,202	$5,757,351

	At and year ended December 31, 2023
(in thousands)	Deferred acquisition costs	Reserve for losses and loss expenses	Unearned premiums	Net premiums earned	Net investment income(1)	Net losses and loss expenses	Acquisition costs	Other operating expenses(2)	Net premiums written
Insurance	$298,249	$9,507,409	$3,507,519	$3,461,700	$—	$2,080,001	$648,463	$472,094	$3,758,720
Reinsurance	152,701	6,926,609	1,240,083	1,622,081	—	1,313,101	352,482	79,373	1,343,605
Corporate	—	—	—	—	611,742	—	—	132,979	—
Total	$450,950	$16,434,018	$4,747,602	$5,083,781	$611,742	$3,393,102	$1,000,945	$684,446	$5,102,325

	At and year ended December 31, 2022
(in thousands)	Deferred acquisition costs	Reserve for losses and loss expenses	Unearned premiums	Net premiums earned	Net investment income(1)	Net losses and loss expenses	Acquisition costs	Other operating expenses(2)	Net premiums written
Insurance	$249,407	$8,381,593	$3,077,628	$3,134,155	$—	$1,785,854	$577,838	$443,704	$3,377,906
Reinsurance	224,162	6,787,270	1,283,819	2,026,171	—	1,456,556	444,179	106,585	1,885,150
Corporate	—	—	—	—	418,829	—	—	130,054	—
Total	$473,569	$15,168,863	$4,361,447	$5,160,326	$418,829	$3,242,410	$1,022,017	$680,343	$5,263,056

(1)The Company evaluates underwriting results of its reportable segments separately from the performance of its investment portfolio. Therefore, the Company believes it is appropriate to exclude net investment income from its underwriting profitability measure.
(2)Amounts related to the Company's reportable segments reflect underwriting-related general and administrative expenses, which includes those general and administrative expenses that are incremental and/or directly attributable to the Company's underwriting operations. Underwriting-related general and administrative expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most comparable GAAP financial measure, presented in the table above, also includes corporate expenses of $130 million, $133 million, and $130 million for the years ended December 31, 2024, 2023 and 2022, respectively. Corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As these costs are not incremental and/or directly attributable to the Company's underwriting operations, these expenses are excluded from underwriting-related general and administrative expenses.

SCHEDULE IV
AXIS CAPITAL HOLDINGS LIMITED
SUPPLEMENTARY REINSURANCE INFORMATION
YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

(in thousands)	GROSS AMOUNT	CEDED TO OTHER COMPANIES	ASSUMED FROM OTHER COMPANIES	NET AMOUNT	PERCENTAGE OF AMOUNT ASSUMED TO NET

2024
Property and Casualty	$5,596,538	$3,085,338	$2,522,244	$5,033,444	50.1%
Accident and Health	437,817	163,199	449,289	723,907	62.1%
Total	$6,034,355	$3,248,537	$2,971,533	$5,757,351	51.6%

2023
Property and Casualty	$5,223,919	$3,161,438	$2,402,378	$4,464,859	53.8%
Accident and Health	311,970	92,762	418,258	637,466	65.6%
Total	$5,535,889	$3,254,200	$2,820,636	$5,102,325	55.3%

2022
Property and Casualty	$4,858,629	$2,900,300	$2,685,677	$4,644,006	57.8%
Accident and Health	244,329	51,239	425,960	619,050	68.8%
Total	$5,102,958	$2,951,539	$3,111,637	$5,263,056	59.1%