Form 10-Q
period 2025-03-31
AXIS CAPITAL HOLDINGS LTD
filed 2025-04-30
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
At April 25, 2025, there were 78,653,175 common shares outstanding, $0.0125 par value per share, of the registrant.

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

Forward-looking statements contained in this report may include, but are not limited to, information regarding our estimates for losses and loss expenses, measurements of potential losses in the fair value of our investment portfolio and derivative contracts, our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the outcome of our strategic initiatives including the loss portfolio transfer reinsurance agreement with Cavello Bay Reinsurance Limited, a wholly-owned subsidiary of Enstar Group Limited, our expectations regarding pricing, and other market and economic conditions including the liquidity of financial markets, developments in the commercial real estate market, inflation, our growth prospects, the impact of the current trade and and geopolitical environment on our business, and valuations of the potential impact of movements in interest rates, credit spreads, equity securities' prices, and foreign currency exchange rates.
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
•the use of industry models and changes to these models;

Strategic Risk
•increased competition and consolidation in the insurance and reinsurance industry;
•general economic, capital and credit market conditions, including banking and commercial real estate sector instability, financial market illiquidity and fluctuations in interest rates, credit spreads, equity securities' prices, and/or foreign currency exchange rates, and the evolving impacts from tariffs, sanctions or other trade tensions between the U.S. and other countries (including implementation of new tariffs and retaliatory measures);
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
•the adverse impact of contagious diseases on our business, results of operations, financial condition, and liquidity;

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

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2025 (UNAUDITED) AND DECEMBER 31, 2024

	2025	2024
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2025: $11,997,330; 2024: $12,419,905 Allowance for expected credit losses 2025: $4,183; 2024: $3,938)	$11,865,480	$12,152,753
Fixed maturities, held to maturity, at amortized cost (Fair value 2025: $383,827; 2024: $436,751 Allowance for expected credit losses 2025: $nil; 2024: $nil)	389,571	443,400
Equity securities, at fair value (Cost 2025: $538,378; 2024: $520,743)	574,379	579,274
Mortgage loans, held for investment, at fair value (Allowance for expected credit losses 2025: $25,862; 2024: $23,378)	457,907	505,697
Other investments, at fair value	938,562	930,278
Equity method investments	214,240	206,994
Short-term investments, at fair value	91,330	223,666
Total investments	14,531,469	15,042,062
Cash and cash equivalents	2,757,213	2,143,471
Restricted cash and cash equivalents	575,554	920,150
Accrued interest receivable	108,392	114,012
Insurance and reinsurance premium balances receivable (Allowance for expected credit losses 2025: $17,825; 2024: $17,339)	3,725,518	3,169,355
Reinsurance recoverable on unpaid losses and loss expenses (Allowance for expected credit losses 2025: $43,267; 2024: $43,445)	6,944,518	6,840,897
Reinsurance recoverable on paid losses and loss expenses	531,105	546,287
Deferred acquisition costs	626,104	524,837
Prepaid reinsurance premiums	2,175,425	1,936,979
Receivable for investments sold	39,498	3,693
Goodwill	66,498	66,498
Intangible assets	173,238	175,967
Operating lease right-of-use assets	92,299	92,516
Loan advances made	272,499	247,775
Other assets	629,844	695,794
Total assets	$33,249,174	$32,520,293
Liabilities
Reserve for losses and loss expenses	$17,489,459	$17,218,929
Unearned premiums	5,859,606	5,211,865
Insurance and reinsurance balances payable	1,883,746	1,713,798
Debt	1,315,555	1,315,179
Federal Home Loan Bank advances	66,380	66,380
Payable for investments purchased	193,752	269,728
Operating lease liabilities	107,289	106,614
Other liabilities	430,588	528,421
Total liabilities	27,346,375	26,430,914
Shareholders’ equity
Preferred shares	550,000	550,000
Common shares (shares issued 2025: 176,580; 2024: 176,580 shares outstanding 2025: 78,651; 2024: 82,984)	2,206	2,206
Additional paid-in capital	2,374,804	2,394,063
Accumulated other comprehensive income (loss)	(152,376)	(267,557)
Retained earnings	7,492,484	7,341,569
Treasury shares, at cost (2025: 97,929; 2024: 93,596)	(4,364,319)	(3,930,902)
Total shareholders’ equity	5,902,799	6,089,379
Total liabilities and shareholders’ equity	$33,249,174	$32,520,293
See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	Three months ended March 31,
	2025	2024
	(in thousands, except per share amounts)
Revenues
Net premiums earned	$1,340,820	$1,258,041
Net investment income	207,713	167,383
Other insurance related income	3,578	8,340
Net investment gains (losses):
(Increase) decrease in allowance for expected credit losses	(2,729)	4,664
Impairment losses	(1,926)	(8)
Other realized and unrealized investment gains (losses)	(25,350)	(13,863)
Total net investment gains (losses)	(30,005)	(9,207)
Total revenues	1,522,106	1,424,557

Expenses
Net losses and loss expenses	785,925	728,671
Acquisition costs	264,581	254,254
General and administrative expenses	159,163	163,373
Foreign exchange losses (gains)	57,034	(23,552)
Interest expense and financing costs	16,572	17,147
Reorganization expenses	—	12,299
Amortization of intangible assets	2,729	2,729
Total expenses	1,286,004	1,154,921

Income before income taxes and interest in income of equity method investments	236,102	269,636
Income tax (expense) benefit	(44,322)	124,654
Interest in income of equity method investments	2,291	1,169
Net income	194,071	395,459
Preferred share dividends	7,563	7,563
Net income available to common shareholders	$186,508	$387,896

Per share data
Earnings per common share:
Earnings per common share	$2.30	$4.57
Earnings per diluted common share	$2.26	$4.53
Weighted average common shares outstanding	81,152	84,879
Weighted average diluted common shares outstanding	82,378	85,693

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	Three months ended March 31,
	2025	2024
	(in thousands)
Net income	$194,071	$395,459
Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	87,058	(60,059)
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	192	(418)
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income	28,087	23,415
Unrealized gains (losses) arising during the period, net of reclassification adjustment	115,337	(37,062)
Foreign currency translation adjustment	(156)	(8,951)
Total other comprehensive income (loss), net of tax	115,181	(46,013)
Comprehensive income	$309,252	$349,446

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	Three months ended March 31,
	2025	2024
	(in thousands)
Preferred shares
Balance at beginning and end of period	$550,000	$550,000

Common shares (par value)
Balance at beginning and end of period	2,206	2,206

Additional paid-in capital
Balance at beginning of period	2,394,063	2,383,030
Treasury shares reissued	(29,059)	(26,312)
Share-based compensation expense	9,800	11,426
Balance at end of period	2,374,804	2,368,144

Accumulated other comprehensive income (loss)
Balance at beginning of period	(267,557)	(365,836)
Unrealized gains (losses) on available for sale investments, net of tax:
Balance at beginning of period	(225,617)	(347,659)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	115,337	(37,062)
Balance at end of period	(110,280)	(384,721)
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	(41,940)	(18,177)
Foreign currency translation adjustment	(156)	(8,951)
Balance at end of period	(42,096)	(27,128)
Balance at end of period	(152,376)	(411,849)

Retained earnings
Balance at beginning of period	7,341,569	6,440,528
Net income	194,071	395,459
Preferred share dividends (1)	(7,563)	(7,563)
Common share dividends (1)	(35,593)	(37,866)
Balance at end of period	7,492,484	6,790,558

Treasury shares, at cost
Balance at beginning of period	(3,930,902)	(3,746,732)
Shares repurchased	(464,506)	(75,728)
Shares reissued	31,089	28,556
Balance at end of period	(4,364,319)	(3,793,904)

Total shareholders’ equity	$5,902,799	$5,505,155

(1) Refer to Note 9 'Shareholders' Equity' for details on dividends declared and paid related to the Company's common and preferred shares.

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	Three months ended March 31,
	2025	2024
	(in thousands)
Cash flows from operating activities:
Net income	$194,071	$395,459
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment (gains) losses	30,005	9,207
Net realized and unrealized gains on other investments	(22,410)	(4,973)
Amortization of fixed maturities	(10,621)	(8,630)
Interest in income of equity method investments	(2,291)	(1,169)
Other amortization and depreciation	13,792	14,257
Share-based compensation expense	11,829	13,670
Changes in:
Accrued interest receivable	5,503	(1,411)
Reinsurance recoverable on unpaid losses and loss expenses	(106,132)	(186,791)
Reinsurance recoverable on paid losses and loss expenses	1,064	98,362
Deferred acquisition costs	(103,121)	(94,737)
Prepaid reinsurance premiums	(240,695)	(144,311)
Reserve for losses and loss expenses	278,614	209,390
Unearned premiums	653,052	611,974
Insurance and reinsurance balances, net	(326,816)	(267,456)
Other items	(66,765)	(258,702)
Net cash provided by operating activities	309,079	384,139

Cash flows from investing activities:
Purchases of:
Fixed maturities, available for sale	(2,946,681)	(2,450,714)
Fixed maturities, held to maturity	(9,950)	(46,534)
Equity securities	(73,063)	(76,270)
Mortgage loans	(72)	(1,552)
Other investments	(20,729)	(18,368)
Equity method investments	(4,955)	(6,791)
Short-term investments	(196,153)	(82,199)
Proceeds from the sale of:
Fixed maturities, available for sale	2,872,156	2,367,906
Equity securities	82,625	97,434
Other investments	34,855	38,027
Short-term investments	228,673	19,325
Proceeds from redemption of fixed maturities, available for sale	369,666	435,700
Proceeds from redemption of fixed maturities, held to maturity	63,780	39,791
Proceeds from redemption of short-term investments	102,524	4,510
Proceeds from the repayment of mortgage loans	35,579	211
Proceeds from the purchase of other asset, net	(7,273)	(8,208)
Loan advances made	(68,696)	(101,229)
Net cash provided by investing activities	462,286	211,039

Cash flows from financing activities:
Repurchase of common shares - open market	(439,992)	(61,607)
Taxes paid on withholding shares	(24,514)	(14,121)
Dividends paid - common shares	(39,590)	(40,208)
Dividends paid - preferred shares	(7,563)	(7,563)
Net cash used in financing activities	(511,659)	(123,499)

Effect of exchange rate changes on foreign currency cash, cash equivalents and restricted cash	9,440	(14,090)
Increase in cash, cash equivalents and restricted cash	269,146	457,589
Cash, cash equivalents and restricted cash - beginning of period	3,063,621	1,383,985
Cash, cash equivalents and restricted cash - end of period	$3,332,767	$1,841,574

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	Three months ended March 31,
	2025	2024
	(in thousands)
Supplemental disclosures of cash flow information:
Income taxes paid	$12,770	$6,796
Interest paid	$17,099	$17,504

Supplemental disclosures of cash flow information:
2025
In 2025, $71 million related to loan advances to Monarch Point Re (ISA 2023 and ISA 2024) Ltd. ("Monarch Point Re") was repaid and was treated as a non-cash activity in the consolidated statement of cash flows. In addition, $62 million related to reinsurance balances payables due to Monarch Point Re under retrocession agreements and $14 million related to ceded losses and loss expenses due from Monarch Point Re under retrocession agreements were settled and each amount was treated as a non-cash activity in the consolidated statement of cash flows. Further, $5 million related to interest on loans advances to Monarch Point Re was received in advance and was treated as a non-cash activity in the consolidated statement of cash flows (refer to Note 14 'Related Party Transactions').
2024
In 2024, $48 million related to loan advances to Monarch Point Re (ISA 2023) Ltd. ("Monarch Point Re") was repaid and was treated as a non-cash activity in the consolidated statement of cash flows. In addition, $46 million related to reinsurance balances payables due to Monarch Point Re under the retrocession agreement and $4 million related to ceded losses and loss expenses due from Monarch Point Re under the retrocession agreement were settled and each amount was treated as a non-cash activity in the consolidated statement of cash flows. Further, $6 million related to interest on the loan advances to Monarch Point Re was received in advance and was treated as a non-cash activity in the consolidated statement of cash flows.
In 2024, $25 million related to loan advances to a third-party reinsurer was repaid and $25 million related to reinsurance balances payables due to the third-party reinsurer under the retrocession agreement was settled and each amount was treated as a non-cash activity in the consolidated statement of cash flows.

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited consolidated financial statements (the "financial statements") have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the U.S. Securities and Exchange Commission's ("SEC") instructions to Form 10-Q and Article 10 of Regulation S-X and include AXIS Capital Holdings Limited ("AXIS Capital") and its subsidiaries (the "Company"). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and related notes included in AXIS Capital's Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC.

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

Significant Accounting Policies

There were no notable changes to the Company's significant accounting policies subsequent to its Annual Report on Form 10-K for the year ended December 31, 2024.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.    SEGMENT INFORMATION
The Company's underwriting operations are organized around its global underwriting platforms, AXIS Insurance and AXIS Re. The Company has determined that it has two reportable segments, insurance and reinsurance.

Insurance

The Company's insurance segment offers specialty insurance products to a variety of markets on a worldwide basis. The product lines in this segment are professional lines, property, liability, cyber, marine and aviation, accident and health, and credit and political risk.

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

The following tables present the underwriting results of the Company's reportable segments, as well as the carrying amounts of allocated goodwill and intangible assets:

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.    SEGMENT INFORMATION (CONTINUED)

	2025			2024
Three months ended and at March 31,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$1,655,903	$1,138,749	$2,794,652	$1,574,505	$1,079,922	$2,654,427
Net premiums written	1,044,580	705,459	1,750,039	1,022,354	699,719	1,722,073
Net premiums earned	1,010,086	330,734	1,340,820	917,946	340,095	1,258,041
Other insurance related income	156	3,422	3,578	21	8,319	8,340
Current accident year net losses and loss expenses	(576,066)	(227,796)	(803,862)	(496,864)	(231,807)	(728,671)
Net favorable prior year reserve development	13,978	3,959	17,937	—	—	—
Acquisition costs	(194,021)	(70,560)	(264,581)	(176,029)	(78,225)	(254,254)
Underwriting-related general and administrative expenses	(119,592)	(10,846)	(130,438)	(122,087)	(15,706)	(137,793)
Underwriting income	$134,541	$28,913	163,454	$122,987	$22,676	145,663

Net investment income			207,713			167,383
Net investment gains (losses)			(30,005)			(9,207)
Corporate expenses			(28,725)			(25,580)
Foreign exchange (losses) gains			(57,034)			23,552
Interest expense and financing costs			(16,572)			(17,147)
Reorganization expenses			—			(12,299)
Amortization of intangible assets			(2,729)			(2,729)
Income before income taxes and interest in income of equity method investments			236,102			269,636
Income tax (expense) benefit			(44,322)			124,654
Interest in income of equity method investments			2,291			1,169
Net income			194,071			395,459
Preferred share dividends			7,563			7,563
Net income available to common shareholders			$186,508			$387,896

Current accident year loss ratio	57.0%	68.9%	60.0%	54.1%	68.2%	57.9%
Prior year reserve development ratio	(1.4%)	(1.2%)	(1.4%)	—%	—%	—%
Net losses and loss expenses ratio	55.6%	67.7%	58.6%	54.1%	68.2%	57.9%
Acquisition cost ratio	19.2%	21.3%	19.7%	19.2%	23.0%	20.2%
General and administrative expense ratio	11.9%	3.3%	11.9%	13.3%	4.6%	13.0%
Combined ratio	86.7%	92.3%	90.2%	86.6%	95.8%	91.1%

Goodwill and intangible assets	$239,736	$—	$239,736	$284,956	$—	$284,956

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS
a)     Fixed Maturities, Available for Sale

The following table provides the amortized cost and fair values of the Company's fixed maturities classified as available for sale:

	Amortized cost	Allowance for expected credit losses	Gross unrealized gains	Gross unrealized losses	Fair value

At March 31, 2025
Available for sale
U.S. government and agency	$2,550,984	$—	$14,930	$(12,071)	$2,553,843
Non-U.S. government	719,115	(59)	8,044	(12,575)	714,525
Corporate debt	4,690,383	(3,875)	38,761	(97,659)	4,627,610
Agency RMBS(1)	1,591,388	—	8,903	(42,737)	1,557,554
CMBS(2)	879,004	—	3,347	(26,243)	856,108
Non-agency RMBS	195,220	(196)	731	(6,016)	189,739
ABS(3)	1,296,928	(53)	5,120	(8,121)	1,293,874
Municipals(4)	74,308	—	261	(2,342)	72,227
Total fixed maturities, available for sale	$11,997,330	$(4,183)	$80,097	$(207,764)	$11,865,480

At December 31, 2024
Available for sale
U.S. government and agency	$2,830,111	$—	$6,011	$(33,136)	$2,802,986
Non-U.S. government	753,315	—	2,584	(25,960)	729,939
Corporate debt	4,941,510	(3,690)	30,594	(126,224)	4,842,190
Agency RMBS(1)	1,245,681	—	1,154	(61,990)	1,184,845
CMBS(2)	852,534	—	1,244	(34,170)	819,608
Non-agency RMBS	132,116	(195)	597	(9,982)	122,536
ABS(3)	1,547,350	(53)	5,812	(13,277)	1,539,832
Municipals(4)	117,288	—	125	(6,596)	110,817
Total fixed maturities, available for sale	$12,419,905	$(3,938)	$48,121	$(311,335)	$12,152,753

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

The table below provides the contractual maturities of fixed maturities classified as available for sale:

	Amortized cost	Fair value	% of Total fair value

At March 31, 2025
Maturity
Due in one year or less	$799,006	$793,243	6.8%
Due after one year through five years	5,222,543	5,199,338	43.8%
Due after five years through ten years	1,835,434	1,803,925	15.2%
Due after ten years	177,807	171,699	1.4%
	8,034,790	7,968,205	67.2%
Agency RMBS	1,591,388	1,557,554	13.1%
CMBS	879,004	856,108	7.2%
Non-agency RMBS	195,220	189,739	1.6%
ABS	1,296,928	1,293,874	10.9%
Total	$11,997,330	$11,865,480	100.0%

At December 31, 2024
Maturity
Due in one year or less	$895,177	$885,866	7.4%
Due after one year through five years	5,637,336	5,567,905	45.8%
Due after five years through ten years	1,895,116	1,826,564	15.0%
Due after ten years	214,595	205,597	1.7%
	8,642,224	8,485,932	69.9%
Agency RMBS	1,245,681	1,184,845	9.7%
CMBS	852,534	819,608	6.7%
Non-agency RMBS	132,116	122,536	1.0%
ABS	1,547,350	1,539,832	12.7%
Total	$12,419,905	$12,152,753	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
Gross Unrealized Losses

The following table summarizes fixed maturities, available for sale in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

At March 31, 2025
Fixed maturities, available for sale
U.S. government and agency	$205,838	$(9,688)	$375,531	$(2,383)	$581,369	$(12,071)
Non-U.S. government	72,109	(5,984)	225,680	(6,591)	297,789	(12,575)
Corporate debt	738,285	(57,868)	1,614,646	(39,791)	2,352,931	(97,659)
Agency RMBS	255,353	(27,160)	573,326	(15,577)	828,679	(42,737)
CMBS	328,574	(17,768)	231,417	(8,475)	559,991	(26,243)
Non-agency RMBS	48,450	(5,905)	52,389	(111)	100,839	(6,016)
ABS	122,630	(6,532)	361,590	(1,589)	484,221	(8,121)
Municipals	35,134	(2,137)	8,760	(205)	43,893	(2,342)
Total fixed maturities, available for sale	$1,806,373	$(133,042)	$3,443,339	$(74,722)	$5,249,712	$(207,764)

At December 31, 2024
Fixed maturities, available for sale
U.S. government and agency	$262,368	$(17,515)	$1,026,139	$(15,621)	$1,288,507	$(33,136)
Non-U.S. government	98,846	(9,179)	457,889	(16,781)	556,735	(25,960)
Corporate debt	934,975	(78,979)	2,032,254	(47,245)	2,967,229	(126,224)
Agency RMBS	280,550	(35,333)	749,040	(26,657)	1,029,590	(61,990)
CMBS	410,213	(22,334)	260,411	(11,836)	670,624	(34,170)
Non-agency RMBS	69,418	(9,900)	8,302	(82)	77,720	(9,982)
ABS	147,281	(8,471)	295,897	(4,806)	443,178	(13,277)
Municipals	49,495	(4,198)	51,002	(2,398)	100,497	(6,596)
Total fixed maturities, available for sale	$2,253,146	$(185,909)	$4,880,934	$(125,426)	$7,134,080	$(311,335)

At March 31, 2025, 3,391 fixed maturities (2024: 3,994) were in an unrealized loss position of $208 million (2024: $311 million) of which $25 million (2024: $14 million) was related to securities below investment grade or not rated.

At March 31, 2025, 1,771 fixed maturities (2024: 2,108) had been in a continuous unrealized loss position for twelve months or greater and had a fair value of $1,806 million (2024: $2,253 million).

The unrealized losses of $208 million (2024: $311 million) were due to non-credit factors and were expected to be recovered as the related securities approach maturity.

At March 31, 2025, the Company did not intend to sell the securities in an unrealized loss position and it is more likely than not that the Company will not be required to sell these securities before the anticipated recovery of their amortized costs.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
b)     Fixed Maturities, Held to Maturity
The following table provides the amortized cost and fair values of the Company's fixed maturities classified as held to maturity:

	Amortized cost	Allowance for expected credit losses	Net carrying value	Gross unrealized gains	Gross unrealized losses	Fair value

At March 31, 2025
Held to maturity
Corporate debt	$128,906	$—	$128,906	$1,001	$(6,814)	$123,093
ABS(1)	260,665	—	260,665	269	(200)	260,734
Total fixed maturities, held to maturity	$389,571	$—	$389,571	$1,270	$(7,014)	$383,827

At December 31, 2024
Held to maturity
Corporate debt	$122,706	$—	$122,706	$675	$(7,764)	$115,617
ABS(1)	320,694	—	320,694	560	(120)	321,134
Total fixed maturities, held to maturity	$443,400	$—	$443,400	$1,235	$(7,884)	$436,751

(1)Asset-backed securities ("ABS") include debt tranched securities collateralized primarily by collateralized loan obligations ("CLOs").

At March 31, 2025, fixed maturities, held to maturity of $390 million (2024: $443 million) were presented net of an allowance for expected credit losses of $nil (2024: $nil).

The Company's ABS, held to maturity consist of CLO debt tranched securities ("CLO Debt"). The Company uses a scenario-based approach to review its CLO debt portfolio and reviews subordination levels of these securities to determine their ability to absorb credit losses of the underlying collateral. If losses are forecast to be below the subordination level for a tranche held by the Company, the security is determined not to have a credit loss. At March 31, 2025, the allowance for credit losses expected to be recognized over the life of the Company's ABS, held to maturity was $nil.

To estimate expected credit losses for corporate debt securities, held to maturity, the Company's projected cash flows are primarily driven by assumptions regarding the severity of loss, which is a function of the probability of default and projected recovery rates. The Company's default and recovery rates are based on credit ratings, credit analysis and macroeconomic forecasts. At March 31, 2025, the allowance for credit losses expected to be recognized over the life of the Company's corporate debt, held to maturity was $nil.
Contractual Maturities
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. ABS classified as held to maturity had a net carrying value of $261 million (2024: $321 million).
Corporate debt classified as held to maturity with a net carrying value of $28 million (2024: $28 million) is due between 1 year and 3 years. Corporate debt classified as held to maturity with a net carrying value of $98 million (2024: $95 million) is due between 3 years and 10 years. Corporate debt classified as held to maturity with a net carrying value of $3 million (2024: $nil) is due after 10 years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
c)     Equity Securities
The following table provides the cost and fair values of the Company's equity securities:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value

At March 31, 2025
Equity securities
Common stocks	$3,061	$64	$(509)	$2,616
Preferred stocks	5,843	157	(112)	5,888
Exchange-traded funds	235,124	83,685	(4,301)	314,508
Bond mutual funds	294,350	2,469	(45,452)	251,367
Total equity securities	$538,378	$86,375	$(50,374)	$574,379

At December 31, 2024
Equity securities
Common stocks	$3,061	$65	$(488)	$2,638
Preferred stocks	5,843	136	(112)	5,867
Exchange-traded funds	188,771	126,477	(1,206)	314,042
Bond mutual funds	323,068	540	(66,881)	256,727
Total equity securities	$520,743	$127,218	$(68,687)	$579,274

d)     Mortgage Loans

The following table provides details of the Company's mortgage loans, held for investment:

	March 31, 2025		December 31, 2024
	Carrying value	% of Total	Carrying value	% of Total

Mortgage loans, held for investment:
Commercial	$483,769	106%	$529,075	105%
Allowance for expected credit losses	(25,862)	(6%)	(23,378)	(5)%
Total mortgage loans held for investment	$457,907	100%	$505,697	100%

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

The Company has a high quality commercial mortgage loan portfolio with a weighted average debt service coverage ratio of 1.7x (2024: 1.7x) and a weighted average loan-to-value ratio of 78% (2024: 78%).

At March 31, 2025, there was one commercial mortgage loan with past due amounts where the Company is assessing exit strategies. At March 31, 2024, there were no past due amounts associated with the commercial mortgage loans held by the Company.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
On a quarterly basis, the Company's exposure to commercial mortgage loans in the office sector, that represents 47% (2024: 43%) of the total mortgage loan portfolio, is evaluated for credit losses based on inputs unique to this sector. This assessment utilizes historical credit loss experience adjusted to reflect current conditions and management forecasts. Further, collateral dependent commercial mortgage loans (e.g., when the borrower is experiencing financial difficulty, including when foreclosure is reasonably possible or probable) are evaluated individually for credit losses. The allowance for expected credit losses for a collateral dependent loan is established as the excess of amortized cost over the estimated fair value of the loan's underlying collateral, less selling cost when foreclosure is probable.

Accordingly, any change in estimated credit losses are recognized as a change in the allowance for expected credit losses and is recorded in net investment gains (losses).

At March 31, 2025, the Company's mortgage loan portfolio had an allowance for expected credit losses of $26 million (2024: $23 million).

e)     Other Investments

The following table provides a summary of the Company's other investments, together with additional information relating to the liquidity of each category:

	Fair value		Redemption frequency (if currently eligible)	Redemption notice period

At March 31, 2025
Multi-strategy funds	$16,625	2%	Quarterly	60-90 days
Direct lending funds	167,425	18%	Quarterly(1)	90 days
Private equity funds	329,542	35%	n/a	n/a
Real estate funds	291,564	31%	Quarterly(2), Annually(3)	45-90 days
Other privately held investments	133,406	14%	n/a	n/a
Total other investments	$938,562	100%

At December 31, 2024
Multi-strategy funds	$24,919	3%	Quarterly	60-90 days
Direct lending funds	171,048	18%	Quarterly(1)	90 days
Private equity funds	320,690	35%	n/a	n/a
Real estate funds	291,640	31%	Quarterly(2), Annually(3)	45-90 days
Other privately held investments	121,981	13%	n/a	n/a
Total other investments	$930,278	100%

n/a - not applicable
(1) Applies to one fund with a fair value of $2 million (2024: $3 million).
(2) Applies to one fund with a fair value of $48 million (2024: $51 million).
(3) Applies to one fund with a fair value of $22 million (2024: $21 million).

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

During the three months ended March 31, 2025 and 2024, neither of these restrictions impacted the Company's redemption requests. At March 31, 2025, there were no multi-strategy fund holdings (2024: nil) where the Company is still within the lockup period.

At March 31, 2025, the Company had $28 million (2024: $28 million) of unfunded commitments as a limited partner in multi-strategy funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until after the completion of the funds' investment term. These funds have investment terms ranging from two years to the dissolution of the underlying fund.

At March 31, 2025, the Company had $175 million (2024: $170 million) of unfunded commitments as a limited partner in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from three to ten years and the General Partners of certain funds have the option to extend the term by up to three years.

At March 31, 2025, the Company had $198 million (2024: $215 million) of unfunded commitments as a limited partner in private equity funds. The life of the funds is subject to the dissolution of the underlying funds. The Company expects the overall holding period to be over six years.
At March 31, 2025, the Company had $90 million (2024: $91 million) of unfunded commitments as a limited partner in real estate funds. These funds include an open-ended fund and funds with investment terms ranging from two years to the dissolution of the underlying fund.
At March 31, 2025, the Company had $16 million (2024: $21 million) of unfunded commitments as a limited partner in three private company investment funds focusing on financial services technology companies with an emphasis on insurance technology companies ("private company investment funds"). Two of these funds have investment terms of five years and one fund has an investment term of ten years.

f)     Equity Method Investments

During 2023, the Company paid $22 million to acquire 18% of the common equity of Monarch Point Re (ISAC) Ltd. and Monarch Point Re (ISA 2023) Ltd., a collateralized reinsurance company formed under the laws of Bermuda as an incorporated segregated accounts company under the Incorporated Segregated Accounts Companies Act 2019, as amended (the "ISAC Act"). During 2024, the Company paid $14 million to acquire 18% of the common equity of Monarch Point Re (ISA 2024) Ltd. During 2025, the Company paid $5 million to acquire 18% of the common equity of Monarch Point Re (ISA 2025) Ltd., (Monarch Point Re (ISAC) Ltd., Monarch Point Re (ISA 2023) Ltd., Monarch Point Re (ISA 2024) Ltd. and Monarch Point Re (ISA 2025) Ltd., individually or collectively "Monarch Point Re").

The Company retrocedes a diversified portfolio of casualty reinsurance business to Monarch Point Re and Stone Point Credit Adviser LLC, a wholly owned subsidiary of Stone Point Capital, LLC ("Stone Point" refer to Note 14 'Related Party Transactions') serves as its investment manager. As an investor, the Company expects to benefit from underwriting fees generated by Monarch Point Re and the income and capital appreciation Stone Point seeks to deliver through its investment management services.

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

The Company also invests in limited partnerships which represent 74% of the Company's other investments. The investments in limited partnerships include multi-strategy funds, direct lending funds, private equity funds and real estate funds that are variable interests issued by VIEs (refer to Note 3(e) 'Other Investments').

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

h)     Net Investment Income

Net investment income was derived from the following sources:

	Three months ended March 31,
	2025	2024

Fixed maturities	$146,711	$139,396
Other investments	22,410	5,673
Equity securities	3,208	2,762
Mortgage loans	6,868	9,130
Cash and cash equivalents	33,380	13,661
Short-term investments	1,986	3,463
Gross investment income	214,563	174,085
Investment expenses	(6,850)	(6,702)
Net investment income	$207,713	$167,383

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
i)     Net Investment Gains (Losses)

The following table provides an analysis of net investment gains (losses):

	Three months ended March 31,
	2025	2024

Gross realized investment gains
Fixed maturities, short-term investments, and cash and cash equivalents	$22,138	$14,399
Equity securities	36,068	30,626
Gross realized investment gains	58,206	45,025
Gross realized investment losses
Fixed maturities, short-term investments, and cash and cash equivalents	(51,739)	(43,932)
Equity securities	(8,871)	(7,712)
Gross realized investment losses	(60,610)	(51,644)
(Increase) decrease in allowance for expected credit losses, fixed maturities, available for sale	(245)	6,522
(Increase) decrease in allowance for expected credit losses, mortgage loans	(2,484)	(1,858)
Impairment losses(1)	(1,926)	(8)
Change in fair value of investment derivatives(2)	(416)	795
Net unrealized gains (losses) on equity securities	(22,530)	(8,039)
Net investment gains (losses)	$(30,005)	$(9,207)

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
(2) Refer to Note 5 'Derivative Instruments'.

The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale:

	Three months ended March 31,
	2025	2024

Balance at beginning of period	$3,938	$10,759
Expected credit losses on securities where credit losses were not previously recognized	314	31
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	28	(1,553)
Impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—
Securities sold/redeemed/matured	(97)	(5,000)
Balance at end of period	$4,183	$4,237

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on mortgage loans:

	Three months ended March 31,
	2025	2024

Balance at beginning of period	$23,378	$6,220
Expected credit losses on loans where credit losses were not previously recognized	—	1,893
Additions (reductions) for expected credit losses on loans where credit losses were previously recognized	2,484	—
Loans sold/redeemed/matured	—	—
Balance at end of period	$25,862	$8,113

j)    Reverse Repurchase Agreements

At March 31, 2025, the Company held $2 million (2024: $543 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents in the Company's consolidated balance sheets. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, the Company receives principal and interest income. The Company monitors the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The tables below present the financial instruments measured at fair value on a recurring basis for the periods indicated:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At March 31, 2025
Assets
Fixed maturities, available for sale
U.S. government and agency	$2,518,006	$35,837	$—	$—	$2,553,843
Non-U.S. government	—	714,525	—	—	714,525
Corporate debt	—	4,493,868	133,742	—	4,627,610
Agency RMBS	—	1,557,554	—	—	1,557,554
CMBS	—	856,108	—	—	856,108
Non-agency RMBS	—	189,739	—	—	189,739
ABS	—	1,260,731	33,143	—	1,293,874
Municipals	—	72,227	—	—	72,227
	2,518,006	9,180,589	166,885	—	11,865,480
Equity securities
Common stocks	2,616	—	—	—	2,616
Preferred stocks	3	5,885	—	—	5,888
Exchange-traded funds	314,508	—	—	—	314,508
Bond mutual funds	—	251,367	—	—	251,367
	317,127	257,252	—	—	574,379
Other investments
Multi-strategy funds	—	—	—	16,625	16,625
Direct lending funds	—	—	—	167,425	167,425
Private equity funds	—	—	—	329,542	329,542
Real estate funds	—	—	—	291,564	291,564
Other privately held investments	—	—	97,020	36,386	133,406
	—	—	97,020	841,542	938,562
Short-term investments	—	91,330	—	—	91,330
Other assets
Derivative instruments (refer to Note 5)	—	7,309	—	—	7,309
Total Assets	$2,835,133	$9,536,480	$263,905	$841,542	$13,477,060
Liabilities
Derivative instruments (refer to Note 5)	$—	$2,667	$—	$—	$2,667
Total Liabilities	$—	$2,667	$—	$—	$2,667

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At December 31, 2024
Assets
Fixed maturities, available for sale
U.S. government and agency	$2,767,315	$35,671	$—	$—	$2,802,986
Non-U.S. government	—	729,939	—	—	729,939
Corporate debt	—	4,715,799	126,391	—	4,842,190
Agency RMBS	—	1,184,845	—	—	1,184,845
CMBS	—	819,608	—	—	819,608
Non-agency RMBS	—	122,536	—	—	122,536
ABS	—	1,519,000	20,832	—	1,539,832
Municipals	—	110,817	—	—	110,817
	2,767,315	9,238,215	147,223	—	12,152,753
Equity securities
Common stocks	2,638	—	—	—	2,638
Preferred stocks	3	5,864	—	—	5,867
Exchange-traded funds	314,042	—	—	—	314,042
Bond mutual funds	—	256,727	—	—	256,727
	316,683	262,591	—	—	579,274
Other investments
Multi-strategy funds	—	—	—	24,919	24,919
Direct lending funds	—	—	—	171,048	171,048
Private equity funds	—	—	—	320,690	320,690
Real estate funds	—	—	—	291,640	291,640
Other privately held investments	—	—	92,230	29,751	121,981
	—	—	92,230	838,048	930,278
Short-term investments	—	223,666	—	—	223,666
Other assets
Derivative instruments (refer to Note 5)	—	9,439	—	—	9,439
Total Assets	$3,083,998	$9,733,911	$239,453	$838,048	$13,895,410
Liabilities
Derivative instruments (refer to Note 5)	$—	$3,100	$—	$—	$3,100
Total Liabilities	$—	$3,100	$—	$—	$3,100

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The following table quantifies the significant unobservable inputs used in estimating fair values at March 31, 2025 of investments classified as Level 3 in the fair value hierarchy:

	Asset fair value	Valuation technique	Unobservable input	Amount / Range	Weighted average

Other investments - Other privately held investments	$15,376	Discounted cash flow	Discount rate	5.7%	5.7%
			Default rate	0.5%	0.5%
			Loss absorption yield	1.0%	1.0%
			Estimated maturity date	0-1 year	1 year

Note: Fixed maturities of $167 million that are classified as Level 3 are excluded from the above table as these securities are priced using broker-dealer quotes. In addition, other privately held investments of $82 million that are classified as Level 3 are excluded from the above table as these investments are priced using capital statements received from investee companies.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The following table presents changes in Level 3 for financial instruments measured at fair value on a recurring basis:

	Opening balance	Transfers into Level 3	Transfers out of Level 3	Included in net income(1)	Included in OCI (2)	Purchases	Sales	Settlements/ distributions	Closing balance	Change in unrealized gains/(losses) (3)

Three months ended March 31, 2025
Fixed maturities, available for sale
Corporate debt	$126,391	$—	$—	$—	$357	$7,664	$(670)	$—	$133,742	$—
ABS	20,832	—	—	—	311	12,000	—	—	33,143	—
	147,223	—	—	—	668	19,664	(670)	—	166,885	—
Other investments
CLO-Equities	—	—	—	—	—	—	—	—	—	—
Other privately held investments	92,230	—	—	4,790	—	—	—	—	97,020	4,790
	92,230	—	—	4,790	—	—	—	—	97,020	4,790
Total assets	$239,453	$—	$—	$4,790	$668	$19,664	$(670)	$—	$263,905	$4,790

Three months ended March 31, 2024
Fixed maturities, available for sale
Corporate debt	$135,753	$—	$—	$(834)	$(495)	$4,231	$—	$(12,180)	$126,475	$—
ABS	—	—	—	—	—	—	—	—	—	—
	135,753	—	—	(834)	(495)	4,231	—	(12,180)	126,475	—
Other investments
CLO-Equities	5,300	—	—	—	—	—	—	(314)	4,986	—
Other privately held investments	87,289	—	—	1,728	—	7,238	—	—	96,255	1,728
	92,589	—	—	1,728	—	7,238	—	(314)	101,241	1,728
Total assets	$228,342	$—	$—	$894	$(495)	$11,469	$—	$(12,494)	$227,716	$1,728

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

Transfers into Level 3 from Level 2

There were no transfers into Level 3 from Level 2 during the three months ended March 31, 2025 and 2024.

Transfers out of Level 3 into Level 2

There were no transfers out of Level 3 into Level 2 during the three months ended March 31, 2025 and 2024.

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

For multi-strategy funds, direct lending funds, private equity funds, real estate funds and private company investment funds, valuation statements are typically released on a reporting lag. Therefore, the Company estimates the fair value of these funds by starting with the most recent fund valuations and adjusting for capital calls, redemptions, drawdowns and distributions. Return estimates are not available from the relevant fund managers for these funds, therefore the Company typically has a reporting lag in its fair value measurements of these funds. At March 31, 2025 and December 31, 2024 all funds measured at fair value using NAVs are reported generally on a one quarter lag.

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
At March 31, 2025, the carrying values of cash and cash equivalents including restricted amounts, accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated fair values due to their short maturities. As these financial instruments are not actively traded, their fair values are classified as Level 2.

At March 31, 2025, the Company's fixed maturities, held to maturity, were recorded at amortized cost with a carrying value of $390 million (2024: $443 million) and a fair value of $384 million (2024: $437 million). The fair values of these securities are determined using a model which uses prepayment speeds and spreads sourced primarily from the new issue market. As the significant inputs used to price these securities are observable market inputs, their fair values are classified as Level 2.

At March 31, 2025, the carrying value of mortgage loans, held for investment, approximated fair value. The fair values of mortgage loans are primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk or are determined from pricing for similar loans. As mortgage loans are not actively traded, their fair values are classified as Level 3.

At March 31, 2025, the Company's debt was recorded at amortized cost with a carrying value of $1,316 million (2024: $1,315 million) and a fair value of $1,258 million (2024: $1,247 million). The fair value of the Company's debt is based on prices obtained from a third-party pricing service and is determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As the yields for the risk-free yield curve and the spreads are observable market inputs, the fair value of this debt is classified as Level 2.

At March 31, 2025, Federal Home Loan Bank advances were recorded at amortized cost with a carrying value of $66 million (2024: $66 million) and a fair value of $66 million (2024: $66 million). As these advances are not actively traded, their fair values are classified as Level 2.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.    DERIVATIVE INSTRUMENTS

The following table provides the balance sheet classifications of derivatives recorded at fair value:

	March 31, 2025			December 31, 2024
	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)

Relating to investment portfolio:
Foreign exchange forward contracts	$17,811	$16	$373	$17,655	$323	$—
Relating to underwriting portfolio:
Foreign exchange forward contracts	1,615,610	7,293	2,294	1,323,714	9,116	3,100
Total derivatives		$7,309	$2,667		$9,439	$3,100

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

The following table provides a reconciliation of gross derivative assets and liabilities to the net amounts presented in the consolidated balance sheets, with the difference being attributable to the impact of master netting agreements:

	March 31, 2025			December 31, 2024
	Gross amounts	Gross amounts offset	Net amounts(1)	Gross amounts	Gross amounts offset	Net amounts(1)

Derivative assets	$11,825	$(4,516)	$7,309	$20,067	$(10,628)	$9,439
Derivative liabilities	$7,183	$(4,516)	$2,667	$13,728	$(10,628)	$3,100

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

The following table provides the total unrealized and realized gains (losses) recognized in net income (loss) for derivatives not designated as hedges:

	Consolidated statement of operations line item that includes gain (loss) recognized in net income (loss)	Three months ended March 31,
		2025	2024

Relating to investment portfolio:
Foreign exchange forward contracts	Net investment gains (losses)	$(416)	$795
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange (losses) gains	8,330	(2,015)
Total		$7,914	$(1,220)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES
Reserve Roll-Forward

The following table presents a reconciliation of the Company's beginning and ending gross reserve for losses and loss expenses and net reserve for unpaid losses and loss expenses:

	Three months ended March 31,
	2025	2024

Gross reserve for losses and loss expenses, beginning of period	$17,218,929	$16,434,018
Less reinsurance recoverable on unpaid losses and loss expenses, beginning of period	(6,840,897)	(6,323,083)
Net reserve for unpaid losses and loss expenses, beginning of period	10,378,032	10,110,935

Net incurred losses and loss expenses related to:
Current year	803,862	728,671
Prior years	(17,937)	—
	785,925	728,671

Net paid losses and loss expenses related to:
Current year	(45,288)	(50,724)
Prior years	(723,513)	(612,571)
	(768,801)	(663,295)

Foreign exchange and other	149,785	(48,602)

Net reserve for unpaid losses and loss expenses, end of period	10,544,941	10,127,709
Reinsurance recoverable on unpaid losses and loss expenses, end of period	6,944,518	6,503,188
Gross reserve for losses and loss expenses, end of period	$17,489,459	$16,630,897

Estimates for Significant Catastrophe Events

At March 31, 2025, net reserves for losses and loss expenses included estimated amounts for numerous catastrophe events. The magnitude and complexity of losses arising from certain of these events inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at estimated net reserves for losses and loss expenses. These events include California Wildfires in 2025, Hurricane Milton and Hurricane Helene in 2024. As a result, actual losses for these events may ultimately differ materially from current estimates. During the three months ended March 31, 2025, the Company recognized catastrophe and weather-related losses, net of reinsurance, of $49 million (2024: $20 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
Prior Year Reserve Development

The Company's net favorable (adverse) prior year reserve development arises from changes to estimates of losses and loss expenses related to loss events that occurred in previous calendar years. The following table presents net favorable (adverse) prior year reserve development by segment:

	Three months ended March 31,
	2025	2024
	Favorable (Adverse)	Favorable (Adverse)

Insurance	$13,978	$—
Reinsurance	3,959	—
Total	$17,937	$—

The following sections provide further details on net favorable (adverse) prior year reserve development by segment, reserve class and accident year:

Insurance Segment:

The following table maps the Company's lines of business to reserve classes:

Insurance segment
Reserve class
	Property	Casualty	Specialty other
Reported lines of business
Property	X
Professional lines		X
Liability		X
Cyber		X
Marine and aviation			X
Accident and health			X
Credit and political risk			X

Prior year reserve development by reserve class was as follows:

	Three months ended March 31,
	2025	2024
	Favorable (Adverse)	Favorable (Adverse)

Property	$9,996	$8,011
Casualty	—	—
Specialty other	3,982	(8,011)
Total	$13,978	$—

2025
For the three months ended March 31, 2025, net favorable prior year reserve development of $14 million was recognized, the principal component of which was:
•$10 million of net favorable prior year reserve development on property business primarily due to better than expected loss emergence mainly related to the 2023 accident year.

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
•$8 million of net adverse prior year reserve development on the specialty other reserve class primarily associated with an increase in the loss estimate attributable to a specific large claim in the marine and aviation line of business related to the 2019 accident year.
Reinsurance Segment:
The following table maps the Company's lines of business to reserve classes:

Reinsurance segment
Reserve class
	Casualty	Specialty	Run-off
Reported lines of business
Liability	X
Professional lines	X
Motor	X
Accident and health		X
Credit and surety		X
Agriculture		X
Marine and aviation		X
Catastrophe			X
Property			X
Engineering			X
Prior year reserve development by reserve class was as follows:

	Three months ended March 31,
	2025	2024
	Favorable (Adverse)	Favorable (Adverse)

Casualty	$—	$—
Specialty	3,834	—
Run-off	125	—
Total	$3,959	$—

2025
For the three months ended March 31, 2025, net favorable prior year reserve development of $4 million was recognized.
2024
For the three months ended March 31, 2024, net prior year reserve development of $nil was recognized.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.    EARNINGS PER COMMON SHARE
The following table presents a comparison of earnings per common share and earnings per diluted common share:

	Three months ended March 31,
	2025	2024

Earnings per common share
Net income	$194,071	$395,459
Less: Preferred share dividends	7,563	7,563
Net income available to common shareholders	$186,508	$387,896
Weighted average common shares outstanding	81,152	84,879
Earnings per common share	$2.30	$4.57

Earnings per diluted common share
Net income available to common shareholders	$186,508	$387,896

Weighted average common shares outstanding	81,152	84,879
Share-based compensation plans	1,226	814
Weighted average diluted common shares outstanding	82,378	85,693
Earnings per diluted common share	$2.26	$4.53

Weighted average anti-dilutive shares excluded from the dilutive computation	—	748

8.    SHARE-BASED COMPENSATION

Performance Restricted Stock Units

Performance Restricted Stock Units granted in 2025 with a market condition

Certain share-settled performance restricted stock units granted in 2025 include a market condition which is the Company’s total shareholder return relative to its peer group ("Relative TSR") over the performance period. Relative TSR is calculated in accordance with the terms of the applicable award agreement. If performance goals are achieved, these awards will cliff vest at the end of a three-year performance period within a range of 0% to 200% of target.

Performance Restricted Stock Units granted in 2025 with a performance condition

Certain share-settled performance restricted stock units granted in 2025 include a performance condition which is the Company’s average annual growth in book value per diluted common share, plus accumulated dividends over the performance period, adjusted to exclude unrealized investment gains (losses) recognized in accumulated other comprehensive income (loss), and share repurchases during the performance period ("Adjusted DBVPS"). Adjusted DBVPS is calculated in accordance with the terms of the applicable award agreement. If performance goals are achieved, these awards will cliff vest at the end of a three-year performance period within a range of 0% to 200% of target.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.    SHARE-BASED COMPENSATION (CONTINUED)
Valuation assumptions

Performance Restricted Stock Units granted in 2025 and 2024 with a market condition

The fair value of these performance restricted stock units was measured on the grant date using a Monte Carlo simulation model.

The following table provides details of the significant inputs used in the Monte Carlo simulation model:

Three months ended March 31,	2025	2024

Expected volatility	25.30%	26.00%
Expected term (in years)	3.0	3.0
Expected dividend yield	n/a	n/a
Risk-free interest rate	4.16%	4.06%

n/a - not applicable

Beginning share price: The beginning share price for awards was based on the average closing share price over the 30 trading days preceding and including the start of the performance period.

Ending share price: The ending share price was based on the average projected closing share price over the 30 trading days preceding and including the end of the performance period.

Expected term: Performance for awards granted in 2025 is measured from January 1, 2025 to December 31, 2027, and performance for awards granted in 2024 is measured from January 1, 2024 to December 31, 2026.

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

Compensation expense associated with performance restricted stock units granted in 2025 and 2024 is determined on the grant date based on the fair value calculated by the Monte Carlo simulation model, and is recognized on a straight-line basis over the requisite service period.

Performance Restricted Stock Units granted in 2025 and 2024 with a performance condition

The fair value of these performance restricted stock units was determined based on the closing price of the Company's common shares on the grant date. Compensation expense is recognized on a straight-line basis over the requisite service period and is subject to periodic adjustment based on the achievement of established performance criteria during the performance period.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.    SHARE-BASED COMPENSATION (CONTINUED)
The following table provides an activity summary of the Company's share-settled restricted stock units for the three months ended March 31, 2025:

	Share-Settled Performance Restricted Stock Units		Share-Settled Service Restricted Stock Units
	Number of restricted stock units	Weighted average grant date fair value	Number of restricted stock units	Weighted average grant date fair value

Non-vested restricted stock units - beginning of period	247	$65.73	1,642	$57.73
Granted	89	98.22	577	90.42
Performance adjustment (1)	55	68.63	—	—
Vested	(115)	68.63	(599)	56.73
Forfeited	—	—	(25)	61.10
Non-vested restricted stock units - end of period	276	$75.61	1,595	$69.90

(1) The performance adjustment represents the difference between the number of performance restricted stock units granted and earned, that vested following the three-year performance period that ended in 2024. The performance restricted stock units were granted at the target level of achievement.

The following table provides additional information related to share-based compensation:

Three months ended March 31,	2025	2024

Share-based compensation expense	$11,829	$13,671
Tax benefits associated with share-based compensation expense	$5,351	$2,763
Fair value of restricted stock units vested(1)	$68,889	$41,156
Unrecognized share-based compensation expense	$107,782	$92,556
Expected weighted average period associated with the recognition of unrecognized share-based compensation expense	2.9 years	2.9 years

(1) Fair value is based on the closing price of the Company's common shares on the vest date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.    SHAREHOLDERS' EQUITY
The following table presents changes in common shares issued and outstanding:

	Three months ended March 31,
	2025	2024

Shares issued, balance at beginning of period	176,580	176,580
Shares issued	—	—
Total shares issued at end of period	176,580	176,580

Treasury shares, balance at beginning of period	(93,596)	(91,294)
Shares repurchased	(5,047)	(1,281)
Shares reissued	714	682
Total treasury shares at end of period	(97,929)	(91,893)

Total shares outstanding	78,651	84,687

Treasury Shares
On February 6, 2025, authorization under the Company's Board-authorized share repurchase program for common share repurchases approved in May 2024 was exhausted.
On February 19, 2025, the Company's Board of Directors approved a new share repurchase program for up to $400 million of the Company's common shares. The new share repurchase program is open-ended, allowing the Company to repurchase its shares from time to time in the open market or privately negotiated transactions, depending on market conditions.
The following table presents common shares repurchased from shares held in Treasury:

	Three months ended March 31,
	2025	2024

In the open market:(1)
Total shares	4,793	1,048
Total cost	$439,992	$61,607
Average price per share(2)	$91.79	$58.79

From employees:(3)
Total shares	254	233
Total cost	$24,514	$14,121
Average price per share(2)	$96.58	$60.70

Total shares repurchased:
Total shares	5,047	1,281
Total cost	$464,506	$75,728
Average price per share(2)	$92.03	$59.13

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

Three months ended March 31, 2025
Common shares	$0.44	$—	$0.44
Series E preferred shares	$34.38	$—	$34.38

Three months ended March 31, 2024
Common shares	$0.44	$—	$0.44
Series E preferred shares	$34.38	$—	$34.38

10.    DEBT AND FINANCING ARRANGEMENTS
Letter of Credit Facility

On March 23, 2025, the $300 million Facility was amended to extend the tenors of issuable letters of credit to March 31, 2027.

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

11.     FEDERAL HOME LOAN BANK ADVANCES

The Company's subsidiaries, AXIS Insurance Company and AXIS Surplus Insurance Company, are members of the Federal Home Loan Bank of Chicago ("FHLB").

At March 31, 2025, the companies had admitted assets of approximately $3.1 billion (2024: $3.2 billion) which provides borrowing capacity of up to approximately $787 million (2024: $798 million).

At March 31, 2025, the Company had borrowings under the FHLB program of $66 million (2024: 66 million). On September 11, 2024, the Company repaid borrowings under the FHLB program of $10 million, at their stated maturity. On October 31, 2024, the Company repaid borrowings under the FHLB program of $9 million, at their stated maturity.

The FHLB advances have maturities in 2025 and 2026 and interest payable at interest rates between 4.5% and 4.9% (2024: interest rates between 4.5% and 5.5%). The Company incurred interest expense of $1 million (2024: $1 million) for the three months ended March 31, 2025. The borrowings under the FHLB program are secured by cash and investments with a fair value of $71 million (2024: $72 million).

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.    OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the tax effects allocated to each component of other comprehensive income (loss):

	2025			2024
	Before tax amount	Income tax (expense) benefit	Net of tax amount	Before tax amount	Income tax (expense) benefit	Net of tax amount

Three months ended March 31,
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	$101,007	$(13,949)	$87,058	$(76,408)	$16,349	$(60,059)
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	243	(51)	192	(434)	16	(418)
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	34,310	(6,223)	28,087	24,879	(1,464)	23,415
Unrealized gains (losses) arising during the period, net of reclassification adjustment	135,560	(20,223)	115,337	(51,963)	14,901	(37,062)
Foreign currency translation adjustment	(156)	—	(156)	(8,951)	—	(8,951)
Total other comprehensive income (loss), net of tax	$135,404	$(20,223)	$115,181	$(60,914)	$14,901	$(46,013)

The following table presents details of amounts reclassified from accumulated other comprehensive income (loss) ("AOCI") to net income (loss):

		Amount reclassified from AOCI(1)
AOCI Components	Consolidated statement of operations line item that includes reclassification adjustment	Three months ended March 31,
		2025	2024

Unrealized gains (losses) on available for sale investments
	Other realized and unrealized investment gains (losses)	$(32,384)	$(24,871)
	Impairment losses	(1,926)	(8)
	Total before tax	(34,310)	(24,879)
	Income tax (expense) benefit	6,223	1,464
	Net of tax	$(28,087)	$(23,415)

(1)     Amounts in parentheses are charges to net income (loss).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.    RELATED PARTY TRANSACTIONS

Investment in Monarch Point Re

During 2025, the Company invested an additional $5 million in Monarch Point Re (refer to Note 3 'Investments'), a collateralized reinsurer which is jointly sponsored by the Company and Stone Point.

Loan to Monarch Point Re
During 2025, the Company advanced $96 million (2024: $253 million) to Monarch Point Re. These loans will be repaid in a manner consistent with the timing of amounts due to Monarch Point Re under retrocession agreements. At March 31, 2025, an amount of $71 million (2024: $236 million) was repaid and was treated as a non-cash activity in the consolidated statement of cash flows. These loans are expected to be repaid in full by May 15, 2026. The loan balance receivable at March 31, 2025 of $268 million (2024: $243 million) is included in loan advances made in the consolidated balance sheets. At March 31, 2025, the Company had committed to advance a further $132 million (2024: $nil) to Monarch Point Re.

Interest on this loan is payable for this period at an interest rate of 4.8% (2024: interest rates between 4.7% and 5.5%) Interest related to this loan of $9 million (2024: $7 million) was received in advance and is included in other liabilities in the consolidated balance sheets.
Loss Portfolio Transfer Reinsurance Agreement with Enstar

On April 24, 2025, the Company completed a loss portfolio transfer reinsurance agreement with Cavello Bay Reinsurance Limited, a wholly-owned subsidiary of Enstar Group Limited ("Enstar") to retrocede a portfolio of reinsurance business predominantly related to 2021 and prior underwriting years.

15.    REORGANIZATION EXPENSES

For the three months ended March 31, 2025, reorganization expenses were $nil (2024: $12 million) primarily related to severance costs attributable to the Company's "How We Work" program.

16.    INCOME TAXES
The effective tax rate for the three months ended March 31, 2025 and March 31, 2024 was 18.6% and (46.0%), respectively. The change in the effective rate is attributable to Bermuda corporate income tax that applies a 15% tax on Bermuda pre-tax income in 2025 compared to the benefit of the Bermuda economic transition adjustment recognized in 2024.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2025 and 2024 and our financial condition at March 31, 2025 and December 31, 2024. This should be read in conjunction with Item 1 'Consolidated Financial Statements' of this report and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024. Unless otherwise noted, tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

FIRST QUARTER 2025 FINANCIAL HIGHLIGHTS

First Quarter 2025 Consolidated Results of Operations

•Net income available to common shareholders of $187 million, or $2.30 per common share, and $2.26 per diluted common share
•Operating income(1) of $261 million, or $3.17 per diluted common share(1)
•Gross premiums written of $2.8 billion
•Net premiums written of $1.8 billion
•Net premiums earned of $1.3 billion
•Pre-tax, catastrophe and weather-related losses, net of reinsurance, of $49 million ($38 million, after-tax), (Insurance: $47.5 million; Reinsurance: $1.5 million), or 3.7 points, including $32 million, 2.4 points attributable to California Wildfires. The remaining losses were primarily attributable to other weather-related events.
•Net favorable prior year reserve development of $18 million (Insurance: $14 million; Reinsurance: $4 million)
•Underwriting income(2) of $163 million and combined ratio of 90.2%
•Net investment income of $208 million
•Net investment losses of $30 million
•Foreign exchange losses of $57 million
•Income tax expense of $44 million
First Quarter 2025 Consolidated Financial Condition
•Total cash and investments of $17.8 billion; fixed maturities, short-term investments, and cash and cash equivalents comprise 88% of total cash and investments and have an average credit rating of AA-
•Total assets of $33.2 billion
•Reserve for losses and loss expenses of $17.5 billion and reinsurance recoverable on unpaid and paid losses and loss expenses of $7.5 billion
•Debt of $1.3 billion and debt to total capital ratio(3) of 18.2%
•Total common shares repurchased were 5.0 million shares for a total of $465 million, including $440 million repurchased pursuant to our Board-authorized share repurchase program, and $25 million from employees to facilitate the satisfaction of their personal withholding tax liabilities that arise on the vesting of share-settled restricted stock units
•Common shareholders’ equity of $5.4 billion; book value per diluted common share of $66.48

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
We provide our clients and distribution partners with a broad range of risk transfer products and services, and strong capacity, backed by excellent financial strength. We manage our portfolio holistically, aiming to construct the optimum portfolio of risks, consistent with our risk appetite and the development of our franchise. We nurture an ethical, entrepreneurial, disciplined and diverse culture that promotes outstanding client service, intelligent risk taking, operating efficiency, corporate citizenship and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a global specialty underwriting leader. The execution of our business strategy for the first three months of 2025 included the following:
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

Outlook

We are executing on our commitment to advance AXIS as a specialty underwriting leader that delivers consistent, profitable growth. Our market positioning, diversified book of business, specialty underwriting acumen, global platform, claims management capabilities, and deep distribution relationships, supported by a conservative and well performing investment portfolio, provide the foundation for additional profitable growth in our targeted specialty markets.

The current trade and geopolitical environment introduces uncertainty across several dimensions including potential impacts on economic growth, loss costs, and the threat of a recessionary environment. At AXIS, on an ongoing basis we assess all forms of uncertainty presented, and through our normal underwriting practices we take steps and measures that guard against adverse outcomes.

Nonetheless, the overall outlook for the property and casualty market remains favorable for specialty insurance and reinsurance carriers. Looking at the trends impacting our business:

•Following multiple years of rate increases outpacing loss cost trends across the specialty sector, overall pricing has moderated and in some sectors is softening. Casualty lines continue to see positive rate achievement while property rates are deteriorating due to the influx of capital being deployed in the space. We continue to lean into sectors, where premium adequacy metrics are strong, where market dislocations arise and where organic profitable growth opportunities exist.

•The wholesale channel continues to experience substantial submission growth due to dislocations in the standard lines markets. This dynamic enables specialty carriers to deploy a disciplined underwriting strategy to market opportunities.
•Pricing momentum in non-proportional reinsurance continues while our proportional reinsurance business is benefiting from rate increases in the underlying business. While we expect these market conditions to persist, we are seeing nuances by line of business. We continue to focus on underwriting discipline and targeted profitable growth.

Across the business, we will pursue attractive opportunities by employing a focused underwriting strategy and selective appetite. Where price continues to deliver adequate profitability, we will look to grow within our risk and volatility guidelines. With a strengthened book of business, and an expanding footprint in attractive specialty markets, we believe AXIS remains positioned to drive profitable growth in 2025 and beyond.

Recent Developments
Loss Portfolio Transfer Reinsurance Agreement with Enstar
On April 24, 2025, we completed a loss portfolio transfer reinsurance agreement with Cavello Bay Reinsurance Limited, a wholly-owned subsidiary of Enstar Group Limited ("Enstar") to retrocede a portfolio of reinsurance business predominantly related to 2021 and prior underwriting years (refer to Item 1, Note 14 to the Consolidated Financial Statements 'Related Party Transactions' for further details).

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

Although retroactive reinsurance accounting may result in volatility to our results in the short-term, the loss portfolio transfer reinsurance agreement will protect us from prior year reserve development on the subject business over the contract term, provided this remains within the limit of the agreement.

Bermuda Corporate Income Tax

Corporate income tax of 15% applied to Bermuda pre-tax income effective January 1, 2025, resulting in an effective tax rate of 18.6% due to pre-tax income in our Bermuda, U.K., U.S., and European operations.

CONSOLIDATED RESULTS OF OPERATIONS

	Three months ended March 31,
	2025	% Change	2024

Underwriting revenues:
Gross premiums written	$2,794,652	5%	$2,654,427
Net premiums written	1,750,039	2%	1,722,073
Net premiums earned	1,340,820	7%	1,258,041
Other insurance related income	3,578	(57%)	8,340
Underwriting expenses:
Net losses and loss expenses	(785,925)	8%	(728,671)
Acquisition costs	(264,581)	4%	(254,254)
Underwriting-related general and administrative expenses(1)	(130,438)	(5%)	(137,793)
Underwriting income (2)	163,454		145,663

Net investment income	207,713	24%	167,383
Net investment gains (losses)	(30,005)	nm	(9,207)
Corporate expenses(1)	(28,725)	12%	(25,580)
Foreign exchange (losses) gains	(57,034)	nm	23,552
Interest expense and financing costs	(16,572)	(3%)	(17,147)
Reorganization expenses	—	nm	(12,299)
Amortization of intangible assets	(2,729)	—%	(2,729)
Income before income taxes and interest in income of equity method investments	236,102		269,636
Income tax (expense) benefit	(44,322)	nm	124,654
Interest in income of equity method investments	2,291	96%	1,169
Net income	194,071		395,459
Preferred share dividends	(7,563)	—%	(7,563)
Net income available to common shareholders	$186,508		$387,896

nm – not meaningful is defined as a variance greater than +/-100%
(1)Underwriting-related general and administrative expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most comparable GAAP financial measure, also included corporate expenses of $29 million and $26 million for the three months ended March 31, 2025 and 2024, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for further details on corporate expenses. Refer also to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures Reconciliation' for further details.
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

Underwriting Revenues

Underwriting revenues by segment were as follows:

	Three months ended March 31,
	2025	% Change	2024

Gross premiums written:
Insurance	$1,655,903	5%	$1,574,505
Reinsurance	1,138,749	5%	1,079,922
Total gross premiums written	$2,794,652	5%	$2,654,427

Percent of gross premiums written ceded
Insurance	37%	2 pts	35%
Reinsurance	38%	3 pts	35%
Total percent of gross premiums written ceded	37%	2 pts	35%

Net premiums written:
Insurance	$1,044,580	2%	$1,022,354
Reinsurance	705,459	1%	699,719
Total net premiums written	$1,750,039	2%	$1,722,073

Net premiums earned:
Insurance	$1,010,086	10%	$917,946
Reinsurance	330,734	(3%)	340,095
Total net premiums earned	$1,340,820	7%	$1,258,041

Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment' for further details on underwriting revenues.

Combined Ratio

The components of the combined ratio were as follows:

	Three months ended March 31,
	2025	% Point Change	2024

Current accident year loss ratio, excluding catastrophe and weather-related losses(1)	56.3%	(0.1)	56.4%
Catastrophe and weather-related losses ratio(1)	3.7%	2.2	1.5%
Current accident year loss ratio(1)	60.0%	2.1	57.9%
Prior year reserve development ratio	(1.4%)	(1.4)	—%
Net losses and loss expenses ratio	58.6%	0.7	57.9%
Acquisition cost ratio	19.7%	(0.5)	20.2%
General and administrative expense ratio(2)	11.9%	(1.1)	13.0%
Combined ratio	90.2%	(0.9)	91.1%

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
(2)    The general and administrative expense ratio included corporate expenses not allocated to underwriting segments of 2.1% and 2.0% for the three months ended March 31, 2025 and 2024, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for further details.
Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment' for further details on underwriting expenses.

RESULTS BY SEGMENT

Insurance Segment

Results for the insurance segment were as follows:

	Three months ended March 31,
	2025	% Change	2024

Revenues:
Gross premiums written	$1,655,903	5%	$1,574,505
Net premiums written	1,044,580	2%	1,022,354
Net premiums earned	1,010,086	10%	917,946
Other insurance related income	156	nm	21

Expenses:
Current accident year net losses and loss expenses	(576,066)		(496,864)
Prior year reserve development	13,978		—
Acquisition costs	(194,021)		(176,029)
Underwriting-related general and administrative expenses	(119,592)		(122,087)

Underwriting income	$134,541		$122,987

Ratios:		% Point Change
Current accident year loss ratio, excluding catastrophe and weather-related losses	52.3%	0.3	52.0%
Catastrophe and weather-related losses ratio	4.7%	2.6	2.1%
Current accident year loss ratio	57.0%	2.9	54.1%
Prior year reserve development ratio	(1.4%)	(1.4)	—%
Net losses and loss expenses ratio	55.6%	1.5	54.1%
Acquisition cost ratio	19.2%	—	19.2%
Underwriting-related general and administrative expense ratio	11.9%	(1.4)	13.3%
Combined ratio	86.7%	0.1	86.6%

nm – not meaningful

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended March 31,
	2025		2024		% Change

Property	$495,417	29%	$478,835	30%	3%
Professional lines	257,159	16%	236,665	15%	9%
Liability	303,758	18%	287,705	18%	6%
Cyber	113,945	7%	132,936	8%	(14%)
Marine and aviation	267,151	16%	262,010	17%	2%
Accident and health	124,843	8%	104,606	7%	19%
Credit and political risk	93,630	6%	71,748	5%	30%
Total	$1,655,903	100%	$1,574,505	100%	5%

Gross premiums written for the three months ended March 31, 2025 increased by $81 million, or 5% ($89 million, or 6%, on a constant currency basis(1)), compared to the three months ended March 31, 2024. The increase was primarily attributable to credit and political risk, professional lines, accident and health, property, liability, and marine and aviation lines, partially offset by a decrease in cyber lines.

The increases in credit and political risk, professional lines, accident and health, property, and marine and aviation lines were driven by new business.

The increase in accident and health lines was also due to a higher level of premiums associated with renewed pet insurance business.

The increase in property lines was also due to the timing of renewals of offshore energy business, partially offset by a lower level of premiums related to business written on a line slip basis associated with competitive market conditions.

The increase in marine and aviation lines was partially offset by the timing of a renewal in aviation war business.

The increase in liability lines was driven by favorable rate change associated with U.S. excess casualty business, partially offset by a decrease in U.S. primary casualty business attributable to underwriting actions taken to reposition the portfolio.

The decrease in cyber lines was related to the cancellation of two significant programs, partially offset by negative premium adjustments in the three months ended March 31, 2024 related to business written on a line slip basis.

Ceded Premiums Written

Ceded premiums written for the three months ended March 31, 2025 was $611 million, or 37%, of gross premiums written, compared to $552 million, or 35%, of gross premiums written for the three months ended March 31, 2024. The increase in ceded premiums written of $59 million, or 11%, was primarily driven by increases in accident and health, cyber, liability, and credit and political risk lines, partially offset by decreases in property, and marine and aviation lines.

The increase in accident and health lines was attributable to a new quota share treaty and the increase in gross premiums written for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

The increase in cyber lines was due to higher costs associated with an excess of loss treaty for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, partially offset by the decrease in gross premiums written for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

(1) Amounts presented on a constant currency basis are non-GAAP financial measures as defined in Item 10 (e) of SEC Regulation S-K. The constant currency basis is calculated by applying the average foreign exchange rate from the current year to the prior year balance. Variances that are unchanged on a constant currency basis are omitted from the narrative.

The increases in liability, and credit and political risk lines reflected the increase in gross premiums written for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

The decrease in property lines was due to the restructuring of a significant existing quota share treaty, partially offset by the increase in gross premiums written for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

The decrease in marine and aviation lines was attributable to reinstatement premiums associated with losses and loss expenses for the three months ended March 31, 2024.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended March 31,
	2025		2024		% Change

Property	$318,333	31%	$253,593	28%	26%
Professional lines	202,642	20%	196,581	21%	3%
Liability	118,152	12%	124,639	14%	(5%)
Cyber	79,206	8%	82,858	9%	(4%)
Marine and aviation	154,946	15%	139,290	15%	11%
Accident and health	89,145	9%	84,257	9%	6%
Credit and political risk	47,662	5%	36,728	4%	30%
Total	$1,010,086	100%	$917,946	100%	10%

Net premiums earned for the three months ended March 31, 2025 increased by $92 million, or 10%, compared to the three months ended March 31, 2024.

The increase was primarily driven by increases in gross premiums earned in property, and credit and political risk lines, together with decreases in ceded premiums earned in marine and aviation, and professional lines. These amounts were partially offset by increases in ceded premiums earned in liability, and credit and political risk lines.

Loss Ratio

The components of the loss ratio were as follows:

	Three months ended March 31,
	2025	% Point Change	2024

Current accident year loss ratio	57.0%	2.9	54.1%
Prior year reserve development ratio	(1.4%)	(1.4)	—%
Loss ratio	55.6%	1.5	54.1%

Current Accident Year Loss Ratio

The current accident year loss ratio increased to 57.0% for the three months ended March 31, 2025, from 54.1% for the three months ended March 31, 2024.

The increase in the current accident year loss ratio for three months ended March 31, 2025, compared to the same period in 2024, was impacted by a higher level of catastrophe and weather-related losses. During the three months ended March 31, 2025, catastrophe and weather-related losses, net of reinsurance, were $47.5 million, or 4.7 points, including $30.5 million, or 3.0 points attributable to California Wildfires. The remaining losses were primarily attributable to other weather-related events. Comparatively, during the three months ended March 31, 2024, catastrophe and weather-related losses, were $19 million, or 2.1 points, attributable to weather-related events.

Adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio increased to 52.3% for the three months ended March 31, 2025, from 52.0% for the three months ended March 31, 2024, principally due to the adverse impact of loss trends over pricing in property, and the specialty other reserve classes, partially offset by the change in business mix attributable to the increase in property business written in recent periods that is associated with a relatively lower loss ratio.

Prior Year Reserve Development

Refer to Item 1, Note 6 to the Consolidated Financial Statements 'Reserve for losses and loss expenses' for details on prior year reserve development by segment, reserve class and accident year.

Acquisition Cost Ratio

The acquisition cost ratio of 19.2% for the three months ended March 31, 2025, was consistent with the acquisition cost ratio of 19.2% for the three months ended March 31, 2024.

Gross variable acquisition costs increased for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, related to changes in business mix attributable to increases in accident and health, and credit and political risk lines business written in recent periods that are associated with relatively higher gross variable acquisition costs, together with a decrease in professional lines business written in the recent periods that is associated with relatively lower gross variable acquisition costs.

The acquisition cost ratio for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, also benefited from an increase in ceding commission in accident and health, and property lines, partially offset by a decrease in ceding commission in professional lines.

Underwriting-Related General and Administrative Expense Ratio

The underwriting-related general and administrative expense ratio decreased to 11.9% for the three months ended March 31, 2025, from 13.3% for the three months ended March 31, 2024, mainly driven an increase in net premiums earned.

Reinsurance Segment

Results from the reinsurance segment were as follows:

	Three months ended March 31,
	2025	% Change	2024

Revenues:
Gross premiums written	$1,138,749	5%	$1,079,922
Net premiums written	705,459	1%	699,719
Net premiums earned	330,734	(3%)	340,095
Other insurance related income	3,422	(59%)	8,319

Expenses:
Current accident year net losses and loss expenses	(227,796)		(231,807)
Prior year reserve development	3,959		—
Acquisition costs	(70,560)		(78,225)
Underwriting-related general and administrative expenses	(10,846)		(15,706)

Underwriting income	$28,913		$22,676
Ratios:		% Point Change
Current accident year loss ratio, excluding catastrophe and weather-related losses	68.4%	0.4	68.0%
Catastrophe and weather-related losses ratio	0.5%	0.3	0.2%
Current accident year loss ratio	68.9%	0.7	68.2%
Prior year reserve development ratio	(1.2%)	(1.2)	—%
Net losses and loss expenses ratio	67.7%	(0.5)	68.2%
Acquisition cost ratio	21.3%	(1.7)	23.0%
Underwriting-related general and administrative expense ratio	3.3%	(1.3)	4.6%
Combined ratio	92.3%	(3.5)	95.8%

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended March 31,
	2025		2024		% Change

Liability	$253,070	22%	$218,175	20%	16%
Professional lines	188,445	17%	146,832	14%	28%
Motor	124,380	11%	152,145	14%	(18%)
Accident and health	281,355	25%	310,792	29%	(9%)
Credit and surety	204,666	18%	164,043	15%	25%
Agriculture	48,901	4%	39,501	4%	24%
Marine and aviation	33,492	3%	46,134	4%	(27%)
Total	1,134,309	100%	1,077,622	100%	5%

Run-off lines
Catastrophe	967	—%	1,423	—%	(32%)
Property	1,646	—%	(156)	—%	nm
Engineering	1,827	—%	1,033	—%	77%
Total run-off lines	4,440	—%	2,300	—%	93%
Total	$1,138,749	100%	$1,079,922	100%	5%

nm – not meaningful

Gross premiums written for the three months ended March 31, 2025, increased by $59 million, or 5% ($60 million, or 6%, on a constant currency basis), compared to the three months ended March 31, 2024. The increase was primarily attributable to professional lines, credit and surety, liability, and agriculture lines, partially offset by decreases in accident and health, motor, and marine and aviation lines.

The increase in professional lines was attributable to new cyber business, and the timing of renewals of two significant contracts, partially offset by decreased line sizes and non-renewals.

The increase in credit and surety lines was driven by new business, including whole account turnover credit business, structured credit and political risk business, mortgage business, and new proportional surety business together with increased line sizes on credit business.

The increase in liability lines was due to the timing of renewals, the restructuring of a significant contract at Lloyds, and new business, partially offset by non-renewals.

The increase in agriculture lines was due to new business.

The decrease in accident and health lines was driven by decreased line sizes attributable to increased competition and negative premium adjustments in the three months ended March 31, 2025, compared to positive premium adjustments in the three months ended March 31, 2024, partially offset by the timing of renewals of several significant contracts.

The decrease in motor lines was attributable to decreased line sizes and non-renewals due to increased competition for non-proportional U.K. business, the timing of renewals of two significant proportional contracts and a decrease line size on a significant proportional contract, partially offset by positive premium adjustments related to a large quota share contract, and non-proportional business associated with favorable market conditions.

The decrease in marine and aviation lines was related to non-renewals and decreased line sizes attributable to client retentions and increased competition for marine business.

Ceded Premiums Written

Ceded premiums written for the three months ended March 31, 2025, was $433 million, or 38%, of gross premiums written, compared to $380 million, or 35%, of gross premiums written for the three months ended March 31, 2024. The increase in ceded premiums written of $53 million, or 14%, was primarily driven by increases in liability, professional lines, credit and surety, and agriculture lines, partially offset by decreases in motor, and accident and health lines.

The increase in liability, professional lines, credit and surety, and agriculture lines reflected the increase in gross premiums written in the three months ended March 31, 2025, compared to the three months ended March 31, 2024, and the restructuring of significant quota share retrocession treaties with strategic capital partners.

The decrease in motor lines reflected the decrease in gross premiums written in the three months ended March 31, 2025, compared to the three months ended March 31, 2024 and the restructuring of two significant quota share retrocession treaties with strategic capital partners.

The decrease in accident and health lines reflected the decrease in gross premiums written in the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended March 31,
	2025		2024		% Change

Liability	$74,140	22%	$84,419	25%	(12%)
Professional lines	43,175	13%	36,895	11%	17%
Motor	29,278	9%	31,824	9%	(8%)
Accident and health	68,987	21%	81,014	24%	(15%)
Credit and surety	63,039	19%	55,797	16%	13%
Agriculture	32,085	10%	23,485	7%	37%
Marine and aviation	15,695	5%	18,900	6%	(17%)
Total	326,399	99%	332,334	98%	(2%)

Run-off lines
Catastrophe	985	—%	3,484	1%	(72%)
Property	1,503	—%	3,116	1%	(52%)
Engineering	1,847	1%	1,161	—%	59%
Total run-off lines	4,335	1%	7,761	2%	(44%)
Total	$330,734	100%	$340,095	100%	(3%)

Net premiums earned for the three months ended March 31, 2025, decreased by $9 million, or 3%, ($3 million, or 1%, on a constant currency basis), compared to the three months ended March 31, 2024.

The decrease was primarily driven by decreases in gross premiums earned in accident and health, and liability lines, together with increases in ceded premiums earned in professional lines and credit and surety lines. These amounts were partially offset by increases in gross premiums earned in credit and surety, agriculture, and professional lines.

Other Insurance Related Income (Loss)

Other insurance related income of $3 million for the three months ended March 31, 2025, compared to other insurance related income of $8 million for the three months ended March 31, 2024, was primarily associated with fees related to arrangements with strategic capital partners.

Loss Ratio

The components of the loss ratio were as follows:

	Three months ended March 31,
	2025	% Point Change	2024

Current accident year loss ratio	68.9%	0.7	68.2%
Prior year reserve development ratio	(1.2%)	(1.2)	—%
Loss ratio	67.7%	(0.5)	68.2%

Current Accident Year Loss Ratio

The current accident year loss ratio increased to 68.9% for the three months ended March 31, 2025, from 68.2% for the three months ended March 31, 2024.

During the three months ended March 31, 2025, catastrophe and weather-related losses, net of reinsurance, were $1.5 million, or 0.5 points, attributable to California Wildfires. Comparatively, during the three months ended March 31, 2024, catastrophe and weather-related losses, were $1 million, or 0.2 points, attributable to weather-related events.

Adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio increased to 68.4% for the three months ended March 31, 2025, from 68.0% for the three months ended March 31, 2024, principally due to higher loss ratios in several lines of business in the three months ended March 31, 2025, compared to elevated loss experience in marine and aviation lines in the three months ended March 31, 2024.

Prior Year Reserve Development

Refer to Item 1, Note 6 to the Consolidated Financial Statements 'Reserve for losses and loss expenses' for details on prior year reserve development by segment, reserve class and accident year.

Acquisition Cost Ratio

The acquisition cost ratio decreased to 21.3% for the three months ended March 31, 2025, from 23.0% for the three months ended March 31, 2024, primarily related to adjustments attributable to loss-sensitive features in accident and health, credit and surety, and motor lines, partially offset by a decrease in ceding commissions from retrocessional agreements largely attributable to motor, and accident and health lines.

Underwriting-Related General and Administrative Expense Ratio

The underwriting-related general and administrative expense decreased to 3.3% for the three months ended March 31, 2025, from 4.6% for the three months ended March 31, 2024, mainly driven by a decrease in personnel costs together with a slight increase in fees related to arrangements with strategic capital partners of $13 million for the three months ended March 31, 2025, compared to $12 million for the three months ended March 31, 2024.

NET INVESTMENT INCOME AND NET INVESTMENT GAINS (LOSSES)

Net Investment Income

Net investment income from our cash and investment portfolio by major asset class was as follows:

	Three months ended March 31,
	2025	% Change	2024

Fixed maturities	$146,711	5%	$139,396
Other investments	22,410	nm	5,673
Equity securities	3,208	16%	2,762
Mortgage loans	6,868	(25%)	9,130
Cash and cash equivalents	33,380	nm	13,661
Short-term investments	1,986	(43%)	3,463
Gross investment income	214,563	23%	174,085
Investment expense	(6,850)	2%	(6,702)
Net investment income	$207,713	24%	$167,383

Pre-tax yield:(1)
Fixed maturities	4.6%		4.2%

nm - not meaningful
(1) Pre-tax yield is calculated by dividing annualized net investment income by the average month-end amortized cost balances.

Fixed Maturities

Net investment income attributable to fixed maturities for the three months ended March 31, 2025 increased to $147 million, compared to net investment income attributable to fixed maturities of $139 million for the three months ended March 31, 2024, due to an increase in yields.

Other Investments
Net investment income from other investments was as follows:

	Three months ended March 31,
	2025	2024

Multi-strategy, direct lending, private equity and real estate funds	$15,170	$3,335
Other privately held investments	6,656	2,338
CLO-Equities	584	—
Total net investment income from other investments	$22,410	$5,673

Pre-tax return on other investments(1)	2.4%	0.6%

(1)Pre-tax return on other investments is calculated by dividing total net investment income from other investments by the average month-end fair value balances held for the periods indicated.

Net investment income attributable to other investments for the three months ended March 31, 2025 increased to $22 million, compared to net investment income attributable to other investments of $6 million for the three months ended March 31, 2024, primarily related to higher returns from real estate funds, other privately held investments and private equity funds.

Net Investment Gains (Losses)

Net investment gains (losses) were as follows:

	Three months ended March 31,
	2025	2024

On sale of investments:
Fixed maturities, short-term investments, and cash and cash equivalents	$(29,601)	$(29,533)
Equity securities	27,197	22,914
	(2,404)	(6,619)
(Increase) decrease in allowance for expected credit losses, fixed maturities, available for sale	(245)	6,522
(Increase) decrease in allowance for expected credit losses, mortgage loans	(2,484)	(1,858)
Impairment losses (1)	(1,926)	(8)
Change in fair value of investment derivatives	(416)	795
Net unrealized gains (losses) on equity securities	(22,530)	(8,039)
Net investment gains (losses)	$(30,005)	$(9,207)

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

Net investment losses for the three months ended March 31, 2025 were $30 million, compared to net investment losses of $9 million for the three months ended March 31, 2024.

For the three months ended March 31, 2025, the net investment losses were primarily due to net realized losses on the sale of corporate debt and U.S. government securities and net unrealized losses on equity securities, partially offset by net realized gains on the sale of equity securities. For the three months ended March 31, 2024, the net investment losses were primarily due to net realized losses on the sale of corporate debt and U.S. government securities and net unrealized losses on equity securities, partially offset by net realized gains on the sale of equity securities.

(Increase) decrease in allowance for expected credit losses, fixed maturities, available for sale

For the three months ended March 31, 2025, the allowance for expected credit losses increased by $0.2 million, primarily related to corporate debt holdings. For the three months ended March 31, 2024, the allowance for expected credit losses decreased by $7 million, primarily related to the sale of securities. Refer to Note 3(i) to the Consolidated Financial Statements 'Investments'.

(Increase) decrease in allowance for expected credit losses, mortgage loans

For the three months ended March 31, 2025, the allowance for expected credit losses increased by $2 million, primarily related to commercial properties exposed to the office sector. For the three months ended March 31, 2024, the allowance for expected credit losses increased by $2 million, primarily related to one collateral dependent mortgage loan. Refer to Note 3(d) to the Consolidated Financial Statements 'Investments'.

Change in Fair Value of Investment Derivatives

We economically hedge foreign exchange exposure with derivative contracts.

For the three months ended March 31, 2025, foreign exchange hedges resulted in $0.4 million of net losses, primarily attributable to securities denominated in euro and pound sterling. For the three months ended March 31, 2024, foreign exchange hedges resulted in net gains of $1 million, primarily attributable to securities denominated in euro and pound sterling.

Total Return
Total return on cash and investments was as follows:

	Three months ended March 31,
	2025	2024

Net investment income	$207,713	$167,383
Net investment gains (losses)	(30,005)	(9,207)
Change in net unrealized gains (losses) on fixed maturities (1)	135,560	(51,963)
Interest in income of equity method investments	2,291	1,169
Total	$315,559	$107,382

Average cash and investments(2)	$18,019,104	$16,822,621

Pre-tax, total return on average cash and investments:
Including investment related foreign exchange movements	1.8%	0.6%
Excluding investment related foreign exchange movements(3)	1.5%	0.8%

(1)Change in net unrealized gains (losses) on fixed maturities is calculated by taking net unrealized gains (losses) at period end less net unrealized gains (losses) at the prior period end.
(2)The average cash and investments balance is the average of the monthly fair value balances.
(3)Pre-tax, total return on average cash and investments excluding foreign exchange movements is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to pre-tax, total return on average cash and investments, the most comparable GAAP financial measure, included foreign exchange (losses) gains of $47 million and $(25) million for the three months ended March 31, 2025 and 2024, respectively.

OTHER EXPENSES (REVENUES), NET

The following table provides a summary of other expenses (revenues), net:

	Three months ended March 31,
	2025	% Change	2024

Corporate expenses	$28,725	12%	$25,580
Foreign exchange losses (gains)	57,034	nm	(23,552)
Interest expense and financing costs	16,572	(3%)	17,147
Income tax expense (benefit)	44,322	nm	(124,654)
Total	$146,653		$(105,479)

nm – not meaningful

Corporate Expenses

Corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company.

As a percentage of net premiums earned, corporate expenses increased to 2.1% for the three months ended March 31, 2025, from 2.0% for the three months ended March 31, 2024 mainly driven by an increase in information technology costs.

Foreign Exchange Losses (Gains)

Foreign exchange losses of $57 million for the three months ended March 31, 2025 reflected the impact of the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling and euro.

Foreign exchange gains of $24 million for the three months ended March 31, 2024 reflected the impact of the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in euro, Canadian dollar and pound sterling.

Interest Expense and Financing Costs

Interest expense and financing costs are related to interest due on senior unsecured notes, junior subordinated notes and the Federal Home Loan advances ("FHLB advances") received in 2024 and 2023.

Interest expense and financing costs were $17 million for the three months ended March 31, 2025 and 2024, respectively.

Income Tax Expense (Benefit)

Income tax expense (benefit) primarily results from income (loss) in our foreign operations in the U.S. and Europe. Our effective tax rate which is calculated as income tax expense (benefit) divided by income (loss) before tax including interest in income (loss) of equity method investments was 18.6% for the three months ended March 31, 2025, and (46.0%) for the three months ended March 31, 2024. This effective rate can vary between periods depending on the distribution of net income (loss) among tax jurisdictions, as well as other factors.

The income tax expense of $44 million for the three months ended March 31, 2025 was principally due to pre-tax income in our Bermuda, U.K., U.S., and European operations.

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

FINANCIAL MEASURES

We believe the following financial indicators are important in evaluating performance and measuring the overall growth in value generated for common shareholders:

	Three months ended March 31,
	2025	2024

Annualized return on average common equity(1)	13.7%	32.1%
Annualized operating return on average common equity(2)	19.2%	18.2%
Book value per diluted common share(3)	$66.48	$57.13
Cash dividends declared per common share	$0.44	$0.44
Increase (decrease) in book value per diluted common share adjusted for dividends	$1.65	$3.51

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

Return on Average Common Equity and Operating Return on Average Common Equity

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

The decrease in ROACE for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily driven by income tax expense, foreign exchange losses, and increases in average common shareholders' equity and net investment losses, partially offset by increases in net investment income and underwriting income and a decrease in reorganization costs.

Operating ROACE excludes the impact of net investment gains (losses), foreign exchange losses (gains), reorganization expenses, interest in income (loss) of equity method investments and Bermuda net deferred tax asset.

The increase in operating ROACE for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily driven by increases in net investment income and underwriting income, partially offset by income tax expense and an increase in average common shareholders' equity.

Book Value per Diluted Common Share

We consider book value per diluted common share to be an appropriate measure of returns to common shareholders, as we believe growth in book value on a diluted basis will ultimately translate into appreciation of our stock price.

During the three months ended March 31, 2025, book value per diluted common share increased by 1.9% due to net income for the period, and net unrealized investment gains recognized in accumulated other comprehensive income (loss), partially offset by common share repurchases and common share dividends declared.

During the three months ended March 31, 2024, book value per diluted common share increased by 5.7% due to net income for the period, partially offset by net unrealized investment losses reported in accumulated other comprehensive income (loss) and common share dividends declared.

Cash Dividends Declared per Common Share and Common Share Repurchases

We believe in returning excess capital to shareholders by way of dividends. Accordingly, dividend policy is an integral part of the value we create for shareholders. Our Board of Directors has approved quarterly common share dividends for twenty-two consecutive years.

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

During the three months ended March 31, 2025, the increase in total value of $1.65, or 3%, was driven by net income for the period, and net unrealized investment gains recognized in accumulated other comprehensive income (loss), partially offset by common share repurchases.

During the three months ended March 31, 2024, the increase in total value of $3.51, or 6%, was driven by net income for the period, partially offset by net unrealized investment losses recognized in accumulated other comprehensive income (loss).

NON-GAAP FINANCIAL MEASURES RECONCILIATION

	Three months ended March 31,
	2025	2024

Net income available to common shareholders	$186,508	$387,896
Net investment (gains) losses	30,005	9,207
Foreign exchange losses (gains)	57,034	(23,552)
Reorganization expenses	—	12,299
Interest in income of equity method investments	(2,291)	(1,169)
Bermuda net deferred tax asset(1)	—	(162,705)
Income tax benefit(2)	(9,787)	(1,814)
Operating income	$261,469	$220,162

Earnings per diluted common share	$2.26	$4.53
Net investment (gains) losses	0.36	0.11
Foreign exchange losses (gains)	0.69	(0.27)
Reorganization expenses	—	0.14
Interest in income of equity method investments	(0.03)	(0.01)
Bermuda net deferred tax asset	—	(1.90)
Income tax benefit	(0.11)	(0.03)
Operating income per diluted common share	$3.17	$2.57

Weighted average diluted common shares outstanding(3)	82,378	85,693

Average common shareholders' equity	$5,446,089	$4,834,176

Annualized return on average common equity	13.7%	32.1%

Annualized operating return on average common equity	19.2%	18.2%

(1)Net deferred tax benefit is due to the recognition of deferred tax assets net of deferred tax liabilities related to Bermuda corporate income tax that is effective for fiscal years beginning on or after January 1, 2025.
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

Bermuda net deferred tax asset is due to the recognition of deferred tax assets net of deferred tax liabilities related to Bermuda corporate income tax that is effective for fiscal years beginning on or after January 1, 2025. The Bermuda net deferred tax asset is not related to the underwriting process. Therefore, this income is excluded from operating income (loss).

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

Pre-Tax, Total Return on Average Cash and Investments excluding Foreign Exchange Movements
Pre-tax, total return on average cash and investments excluding foreign exchange movements measures net investment income (loss), net investments gains (losses), interest in income (loss) of equity method investments, and change in unrealized gains (losses) generated by average cash and investment balances. We believe this presentation enables investors and other users of our financial information to analyze the performance of our investment portfolio. The reconciliation of pre-tax, total return on average cash and investments excluding foreign exchange movements to pre-tax, total return on average cash and investments, the most comparable GAAP financial measure, is presented in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net Investment Income and Net Investment Gains (Losses)'.

CASH AND INVESTMENTS

Details of cash and investments are as follows:

	March 31, 2025	December 31, 2024
	Fair Value	Fair Value

Fixed maturities, available for sale	$11,865,480	$12,152,753
Fixed maturities, held to maturity(1)	383,827	436,751
Equity securities	574,379	579,274
Mortgage loans	457,907	505,697
Other investments	938,562	930,278
Equity method investments	214,240	206,994
Short-term investments	91,330	223,666
Total investments	$14,525,725	$15,035,413

Cash and cash equivalents(2)	$3,332,767	$3,063,621

(1)Presented at net carrying value of $390 million (2024: $443 million) in the consolidated balance sheets.
(2)Includes restricted cash and cash equivalents of $576 million and $920 million at March 31, 2025 and at December 31, 2024, respectively.

Overview

The fair value of total investments decreased by $510 million in the three months ended March 31, 2025, as market value gains, reinvestment of interest income and cashflows from operations were offset by an increase in cash and cash equivalents.

An analysis of our investment portfolio by asset class is detailed below:

Fixed Maturities

Details of our fixed maturities portfolio are as follows:

	March 31, 2025		December 31, 2024
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$2,553,843	21%	$2,802,986	22%
Non-U.S. government	714,525	6%	729,939	6%
Corporate debt	4,750,703	37%	4,957,807	39%
Agency RMBS	1,557,554	13%	1,184,845	9%
CMBS	856,108	7%	819,608	7%
Non-agency RMBS	189,739	2%	122,536	1%
ABS	1,554,608	13%	1,860,966	15%
Municipals(1)	72,227	1%	110,817	1%
Total	$12,249,307	100%	$12,589,504	100%

Credit ratings:
U.S. government and agency	$2,553,843	21%	$2,802,986	22%
AAA(2)	2,483,839	20%	2,665,334	21%
AA	2,665,026	21%	2,354,372	19%
A	2,053,447	17%	2,090,516	17%
BBB	1,167,845	10%	1,190,381	9%
Below BBB(3)	1,325,307	11%	1,485,915	12%
Total	$12,249,307	100%	$12,589,504	100%

(1)Includes bonds issued by states, municipalities, and political subdivisions.
(2)Includes U.S. government-sponsored agencies, residential mortgage-backed securities ("RMBS") and commercial mortgage-backed securities ("CMBS").
(3)Non-investment grade and non-rated securities.

At March 31, 2025, fixed maturities had a weighted average credit rating of A+ (2024: A+), a book yield of 4.5% (2024: 4.5%), and an average duration of 3.0 years (2024: 2.8 years). At March 31, 2025, fixed maturities together with short-term investments, cash and cash equivalents (i.e. total investments of $15.7 billion) had a weighted average credit rating of AA- (2024: AA-) and an average duration of 2.4 years (2024: 2.5 years).

At March 31, 2025, net unrealized losses on fixed maturities, available for sale were $132 million, compared to net unrealized losses of $267 million at December 31, 2024, a decrease of $135 million due to the improvement in market values and realized losses associated with sales in the period.

Equity Securities

At March 31, 2025, net unrealized gains on equity securities were $36 million, compared to $59 million at December 31, 2024. The decrease of $23 million was driven by the decline in market values and realized gains associated with sales in the period.

Mortgage Loans

At March 31, 2025, investment in commercial mortgage loans was $458 million, compared to $506 million at December 31, 2024. The decrease was driven by four loans which were repaid in full during the three months ended March 31, 2025. The commercial mortgage loans are high quality, and collateralized by a variety of commercial properties and diversified geographically throughout the U.S. and by property type to reduce the risk of concentration. At March 31, 2025, the allowance for credit losses of $26 million, was primarily related to commercial properties exposed to the office sector.

Other Investments

Details of our other investments portfolio are as follows:

	March 31, 2025		December 31, 2024
	Fair Value	% of Total	Fair Value	% of Total

Multi-strategy funds	$16,625	2%	$24,919	3%
Direct lending funds	167,425	18%	171,048	18%
Private equity funds	329,542	35%	320,690	35%
Real estate funds	291,564	31%	291,640	31%
Total multi-strategy, direct lending, private equity and real estate funds	805,156	86%	808,297	87%

Other privately held investments	133,406	14%	121,981	13%
Total other investments	$938,562	100%	$930,278	100%

Refer to Note 3(e) to the Consolidated Financial Statements 'Investments'.

Equity Method Investments

Our ownership interests in Harrington Reinsurance Holdings Limited ("Harrington") and Monarch Point Re (ISAC) Ltd., Monarch Point Re (ISA 2023) Ltd., Monarch Point Re (ISA 2024) Ltd. and Monarch Point Re (ISA 2025) Ltd. (individually or collectively "Monarch Point Re") are reported in interest in income (loss) of equity method investments. Refer to Note 3(f) to the Consolidated Financial Statements 'Investments'.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the ‘Liquidity and Capital Resources’ section included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 for a general discussion of liquidity and capital resources.

The following table summarizes consolidated capital:

	March 31, 2025	December 31, 2024

Debt	$1,315,555	$1,315,179

Preferred shares	550,000	550,000
Common equity	5,352,799	5,539,379
Shareholders’ equity	5,902,799	6,089,379
Total capital	$7,218,354	$7,404,558

Ratio of debt to total capital	18.2%	17.8%

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
Federal Home Loan Bank Advances

The Company's subsidiaries, AXIS Insurance Company and AXIS Surplus Insurance Company, are members of the Federal Home Loan Bank of Chicago ("FHLB").

At March 31, 2025, the companies had admitted assets of approximately $3.1 billion (2024: $3.2 billion) which provides borrowing capacity of up to approximately $787 million (2024: $798 million).

At March 31, 2025, the Company had borrowings under the FHLB program of $66 million (2024: $66 million).

The FHLB advances have maturities in 2025 and 2026 and interest payable at interest rates between 4.5% and 4.9% (2024: interest rates between 4.5% and 5.5%). The Company incurred interest expense of $1 million (2024: $1 million) for the three months ended March 31, 2025. The borrowings under the FHLB program are secured by cash and investments with a fair value of $71 million (2024: $72 million).

Line of credit

On March 23, 2025, the $300 million Facility was amended to extend the tenors of issuable letters of credit to March 31, 2027.

Common Equity
During the three months ended March 31, 2025, common equity decreased by $187 million. The following table reconciles opening and closing common equity positions:

Three months ended March 31,	2025

Common equity - opening	$5,539,379
Share-based compensation expense	9,800
Change in unrealized gains on available for sale investments, net of tax	115,337
Foreign currency translation adjustment	(156)
Net income	194,071
Preferred share dividends	(7,563)
Common share dividends	(35,593)
Treasury shares repurchased	(464,505)
Treasury shares reissued	2,029
Common equity - closing	$5,352,799

During the three months ended March 31, 2025, we repurchased 5 million common shares for a total of $465 million, including $440 million repurchased pursuant to our Board-authorized share repurchase programs and $25 million from employees to facilitate the satisfaction of their personal withholding tax liabilities that arise on the vesting of share-settled restricted stock units granted under our 2017 Long-Term Equity Compensation Plan.

On February 6, 2025, authorization under our Board-authorized share repurchase program for common share repurchases approved in May 2024 was exhausted.

On February 19, 2025, the Company's Board of Directors approved a new share repurchase program for up to $400 million of the Company's common shares. The new share repurchase program is open-ended, allowing the Company to repurchase its shares from time to time in the open market or privately negotiated transactions, depending on market conditions. At March 31, 2025, we had $160 million of remaining authorization under our open-ended Board-authorized share repurchase program for common share repurchases (refer to Part II, Item 2 'Unregistered Sales of Equity Securities and Use of Proceeds' for further details).
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
We believe that the critical accounting estimates discussion in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, continues to describe the significant estimates and judgments included in the preparation of the consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

At March 31, 2025, there were no recently issued accounting pronouncements that we have not yet adopted that we expect could have a material impact on our results of operations, financial condition or liquidity.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to this item since December 31, 2024, with the exception of the changes in exposure to foreign currency risk presented below.

Foreign Currency Risk
The table below provides a sensitivity analysis of total net foreign currency exposures:

	AUD	CAD	EUR	GBP	JPY	Other	Total

At March 31, 2025
Net managed assets (liabilities), excluding derivatives	$111,697	$363,391	$(236,968)	$84,651	$(37,250)	$122,668	$408,189
Foreign currency derivatives, net	(93,621)	(353,019)	341,118	(96,683)	45,364	(135,919)	(292,760)
Net managed foreign currency exposure	18,076	10,372	104,150	(12,032)	8,114	(13,251)	115,429
Other net foreign currency exposure	—	124	(447)	47	—	1	(275)
Total net foreign currency exposure	$18,076	$10,496	$103,703	$(11,985)	$8,114	$(13,250)	$115,154
Net foreign currency exposure as a percentage of total shareholders’ equity	0.3%	0.2%	1.8%	(0.2%)	0.1%	(0.2%)	2.0%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$1,808	$1,050	$10,370	$(1,199)	$811	$(1,325)	$11,515

(1)Assumes 10% appreciation in underlying currencies relative to the U.S. dollar.

Total Net Foreign Currency Exposure

At March 31, 2025, total net foreign currency assets were $115 million primarily driven by exposures to euro, Australian dollar, Canadian dollar and Japanese yen. During the three months ended March 31, 2025, the change in total net foreign currency exposure was primarily due to new business written in the period.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) at March 31, 2025. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2025, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2025.

Based upon that evaluation, there were no changes in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

There were no material changes from the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table shows information regarding the number of common shares repurchased in the quarter ended March 31, 2025:

Period	Total number of shares purchased (a) (b)	Average price paid per share	Total number of shares purchased as part of publicly announced programs (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the announced programs (c) (d)

January 1-31, 2025	1	$88.62	—	$200 million
February 1-28, 2025	2,445	$89.90	2,434	$381 million
March 1-31, 2025	2,601	$94.04	2,359	$160 million
Total	5,047		4,793	$160 million

(a) In thousands.
(b) Includes shares repurchased from employees to satisfy personal withholding tax liabilities that arise on the vesting of share-settled restricted stock units under our 2017 Long-Term Equity Compensation Plans.
(c) On February 6, 2025, authorization under our Board-authorized share repurchase program for common share repurchases approved in May 2024 was exhausted.
(d) On February 19, 2025, our Board of Directors approved a new share repurchase program for up to $400 million of common shares. The new share repurchase program is open-ended, allowing us to repurchase its shares from time to time in the open market or privately negotiated transactions, depending on market conditions.

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

As and when allowed by the applicable law and regulations, certain of our non-U.S. subsidiaries provide treaty reinsurance coverage to non-U.S. insurers on a worldwide basis, including insurers of liability, marine, aviation and energy risks, and as a result, these underlying insurance and reinsurance portfolios may have some exposure to Iran. In addition, we provide insurance and facultative reinsurance on a global basis to non-U.S. insureds and insurers, including for liability, marine, aviation and energy risks. Coverage provided to non-Iranian business may indirectly cover an exposure in Iran. For example, certain of our operations underwrite global marine hull war and cargo policies that provide coverage for vessels navigating into and out of ports worldwide, including Iran. For the quarter ended March 31, 2025, there has been no material amount of premium allocated or apportioned to activities relating to Iran. We intend for our non-U.S. subsidiaries to continue to provide such coverage only to the extent permitted by applicable law.

Insider Trading Arrangements and Policies

During the three months ended March 31, 2025, no director or officer of the Company adopted, terminated or is currently party to a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

*10.2
Stock Repurchase Agreement, dated March 5, 2025, between AXIS Capital Holdings Limited and T-VIII PubOpps LP (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 5, 2025).

*10.3
Amendment Agreement, dated March 23, 2025, by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Reinsurance Company, AXIS Surplus Insurance Company and Citibank Europe plc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 26, 2025).

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101	The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL: (i) Consolidated Balance Sheets at March 31, 2025 and December 31, 2024; (ii) Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024; (iv) Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2025 and 2024; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Dated: April 30, 2025

AXIS CAPITAL HOLDINGS LIMITED
By:	/S/ VINCENT TIZZIO
Vincent Tizzio
President and Chief Executive Officer
(Principal Executive Officer)

/S/ PETER VOGT
Peter Vogt
Chief Financial Officer
(Principal Financial Officer)