Form 10-Q
period 2025-06-30
AXIS CAPITAL HOLDINGS LTD
filed 2025-07-29
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
At July 25, 2025, there were 78,173,983 common shares outstanding, $0.0125 par value per share, of the registrant.

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

Forward-looking statements contained in this report may include, but are not limited to, information regarding our estimates for losses and loss expenses, measurements of potential losses in the fair value of our investment portfolio and derivative contracts, our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the outcome of our strategic initiatives including the loss portfolio transfer reinsurance agreement with Cavello Bay Reinsurance Limited, a wholly-owned subsidiary of Enstar Group Limited, our expectations regarding pricing, and other market and economic conditions including the liquidity of financial markets, developments in the commercial real estate market, inflation, our growth prospects, the impact of the current trade and geopolitical environment on our business, and valuations of the potential impact of movements in interest rates, credit spreads, equity securities' prices, and foreign currency exchange rates.
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
•general economic, capital and credit market conditions, including banking and commercial real estate sector instability, financial market illiquidity, fluctuations in interest rates, credit spreads, equity securities' prices, and/or foreign currency exchange rates, and the evolving impacts from tariffs, sanctions or other trade tensions between the U.S. and other countries (including implementation of new tariffs and retaliatory measures);
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

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2025 (UNAUDITED) AND DECEMBER 31, 2024

	2025	2024
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2025: $12,127,540; 2024: $12,419,905 Allowance for expected credit losses 2025: $5,043; 2024: $3,938)	$12,137,475	$12,152,753
Fixed maturities, held to maturity, at amortized cost (Fair value 2025: $400,790; 2024: $436,751 Allowance for expected credit losses 2025: $nil; 2024: $nil)	405,041	443,400
Equity securities, at fair value (Cost 2025: $529,074; 2024: $520,743)	619,275	579,274
Mortgage loans, held for investment, at fair value (Allowance for expected credit losses 2025: $27,335; 2024: $23,378)	438,571	505,697
Other investments, at fair value	938,922	930,278
Equity method investments	215,920	206,994
Short-term investments, at fair value	51,726	223,666
Total investments	14,806,930	15,042,062
Cash and cash equivalents	852,052	2,143,471
Restricted cash and cash equivalents	557,149	920,150
Accrued interest receivable	108,506	114,012
Insurance and reinsurance premium balances receivable (Allowance for expected credit losses 2025: $17,849; 2024: $17,339)	4,026,994	3,169,355
Reinsurance recoverable on unpaid losses and loss expenses (Allowance for expected credit losses 2025: $44,248; 2024: $43,445)	9,086,900	6,840,897
Reinsurance recoverable on paid losses and loss expenses	637,726	546,287
Deferred acquisition costs	654,950	524,837
Prepaid reinsurance premiums	2,223,255	1,936,979
Receivable for investments sold	29,099	3,693
Goodwill	66,498	66,498
Intangible assets	170,842	175,967
Operating lease right-of-use assets	89,421	92,516
Loan advances made	263,779	247,775
Other assets	576,935	695,794
Total assets	$34,151,036	$32,520,293
Liabilities
Reserve for losses and loss expenses	$17,879,023	$17,218,929
Unearned premiums	6,154,844	5,211,865
Insurance and reinsurance balances payable	1,932,269	1,713,798
Debt	1,315,936	1,315,179
Federal Home Loan Bank advances	66,380	66,380
Payable for investments purchased	79,677	269,728
Operating lease liabilities	106,544	106,614
Other liabilities	441,965	528,421
Total liabilities	27,976,638	26,430,914
Shareholders’ equity
Preferred shares	550,000	550,000
Common shares (shares issued 2025: 176,580; 2024: 176,580 shares outstanding 2025: 78,173; 2024: 82,984)	2,206	2,206
Additional paid-in capital	2,384,659	2,394,063
Accumulated other comprehensive income (loss)	(21,710)	(267,557)
Retained earnings	7,673,246	7,341,569
Treasury shares, at cost (2025: 98,407; 2024: 93,596)	(4,414,003)	(3,930,902)
Total shareholders’ equity	6,174,398	6,089,379
Total liabilities and shareholders’ equity	$34,151,036	$32,520,293
See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	Three months ended		Six months ended
	2025	2024	2025	2024
	(in thousands, except per share amounts)
Revenues
Net premiums earned	$1,393,431	$1,304,478	$2,734,251	$2,562,519
Net investment income	187,297	190,975	395,009	358,358
Other insurance related income	8,662	8,526	12,240	16,867
Net investment gains (losses):
Increase in allowance for expected credit losses	(2,332)	(12,963)	(5,062)	(8,300)
Impairment losses	(400)	(156)	(2,326)	(164)
Other realized and unrealized investment gains (losses)	46,200	(40,360)	20,850	(54,223)
Total net investment gains (losses)	43,468	(53,479)	13,462	(62,687)
Total revenues	1,632,858	1,450,500	3,154,962	2,875,057

Expenses
Net losses and loss expenses	801,754	765,988	1,587,679	1,494,659
Acquisition costs	275,897	265,091	540,477	519,345
General and administrative expenses	161,078	148,441	320,241	311,813
Foreign exchange losses (gains)	94,885	(7,384)	151,920	(30,936)
Interest expense and financing costs	16,586	17,010	33,158	34,157
Reorganization expenses	—	14,014	—	26,312
Amortization of intangible assets	2,396	2,729	5,125	5,458
Total expenses	1,352,596	1,205,889	2,638,600	2,360,808

Income before income taxes and interest in income (loss) of equity method investments	280,262	244,611	516,362	514,249
Income tax (expense) benefit	(56,199)	(40,547)	(100,521)	84,107
Interest in income (loss) of equity method investments	(705)	7,900	1,586	9,069
Net income	223,358	211,964	417,427	607,425
Preferred share dividends	7,563	7,563	15,125	15,125
Net income available to common shareholders	$215,795	$204,401	$402,302	$592,300

Per share data
Earnings per common share:
Earnings per common share	$2.75	$2.42	$5.04	$6.99
Earnings per diluted common share	$2.72	$2.40	$4.98	$6.93
Weighted average common shares outstanding	78,378	84,475	79,757	84,677
Weighted average diluted common shares outstanding	79,329	85,326	80,845	85,509

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	Three months ended		Six months ended
	2025	2024	2025	2024
	(in thousands)
Net income	$223,358	$211,964	$417,427	$607,425
Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	104,546	(35,586)	192,076	(95,602)
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	575	(102)	242	(563)
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income	9,522	54,372	37,662	77,787
Unrealized gains (losses) arising during the period, net of reclassification adjustment	114,643	18,684	229,980	(18,378)
Foreign currency translation adjustment	16,023	(1,803)	15,867	(10,754)
Total other comprehensive income (loss), net of tax	130,666	16,881	245,847	(29,132)
Comprehensive income	$354,024	$228,845	$663,274	$578,293

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	Three months ended		Six months ended
	2025	2024	2025	2024
	(in thousands)
Preferred shares
Balance at beginning and end of period	$550,000	$550,000	$550,000	$550,000

Common shares (par value)
Balance at beginning and end of period	2,206	2,206	2,206	2,206

Additional paid-in capital
Balance at beginning of period	2,374,804	2,368,144	2,394,063	2,383,030
Treasury shares reissued	(1,406)	(1,504)	(30,464)	(27,816)
Share-based compensation expense	11,261	9,604	21,060	21,030
Balance at end of period	2,384,659	2,376,244	2,384,659	2,376,244

Accumulated other comprehensive income (loss)
Balance at beginning of period	(152,376)	(411,849)	(267,557)	(365,836)
Unrealized gains (losses) on available for sale investments, net of tax:
Balance at beginning of period	(110,280)	(384,721)	(225,617)	(347,659)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	114,643	18,684	229,980	(18,378)
Balance at end of period	4,363	(366,037)	4,363	(366,037)
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	(42,096)	(27,128)	(41,940)	(18,177)
Foreign currency translation adjustment	16,023	(1,803)	15,867	(10,754)
Balance at end of period	(26,073)	(28,931)	(26,073)	(28,931)
Balance at end of period	(21,710)	(394,968)	(21,710)	(394,968)

Retained earnings
Balance at beginning of period	7,492,484	6,790,558	7,341,569	6,440,528
Net income	223,358	211,964	417,427	607,425
Preferred share dividends (1)	(7,563)	(7,563)	(15,125)	(15,125)
Common share dividends (1)	(35,033)	(37,774)	(70,625)	(75,643)
Balance at end of period	7,673,246	6,957,185	7,673,246	6,957,185

Treasury shares, at cost
Balance at beginning of period	(4,364,319)	(3,793,904)	(3,930,902)	(3,746,732)
Shares repurchased	(51,090)	(38,796)	(515,596)	(114,524)
Shares reissued	1,406	1,504	32,495	30,060
Balance at end of period	(4,414,003)	(3,831,196)	(4,414,003)	(3,831,196)

Total shareholders’ equity	$6,174,398	$5,659,471	$6,174,398	$5,659,471

(1) Refer to Note 9 'Shareholders' Equity' for details on dividends declared and paid related to the Company's common and preferred shares.

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	Six months ended
	2025	2024
	(in thousands)
Cash flows from operating activities:
Net income	$417,427	$607,425
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment (gains) losses (1)	(12,370)	62,687
Net realized and unrealized gains on other investments	(39,951)	(18,869)
Amortization of fixed maturities	(20,058)	(18,390)
Interest in income of equity method investments	(1,586)	(9,069)
Other amortization and depreciation	27,271	27,893
Share-based compensation expense	23,089	23,275
Changes in:
Accrued interest receivable	5,641	(12,294)
Reinsurance recoverable on unpaid losses and loss expenses	(2,247,316)	(278,507)
Reinsurance recoverable on paid losses and loss expenses	(124,418)	80,018
Deferred acquisition costs	(130,457)	(143,481)
Prepaid reinsurance premiums	(286,888)	(197,903)
Reserve for losses and loss expenses	645,415	326,820
Unearned premiums	942,072	936,026
Insurance and reinsurance balances, net	(517,574)	(272,528)
Other items	(25,436)	(210,864)
Net cash provided by (used in) operating activities	(1,345,139)	902,239

Cash flows from investing activities:
Purchases of:
Fixed maturities, available for sale	(4,836,342)	(4,534,094)
Fixed maturities, held to maturity	(43,923)	(77,033)
Equity securities	(81,146)	(78,131)
Mortgage loans	(10,225)	(2,385)
Other investments	(41,377)	(38,059)
Equity method investments	(7,340)	(10,002)
Short-term investments	(234,067)	(104,190)
Proceeds from the sale of:
Fixed maturities, available for sale	4,200,006	3,341,151
Equity securities	101,326	97,430
Other investments	72,684	69,701
Short-term investments	290,531	24,488
Proceeds from redemption of fixed maturities, available for sale	706,891	829,963
Proceeds from redemption of fixed maturities, held to maturity	82,290	125,552
Proceeds from redemption of short-term investments	118,319	40,411
Proceeds from the repayment of mortgage loans	73,655	53,524
Proceeds from the purchase of other asset, net	(19,342)	(8,932)
Loan advances made	(94,161)	(139,585)
Net cash provided by (used in) investing activities	277,779	(410,191)

Cash flows from financing activities:
Repurchase of common shares	(489,981)	(99,968)
Taxes paid on withholding shares	(25,614)	(14,556)
Dividends paid - common shares	(74,362)	(77,509)
Dividends paid - preferred shares	(15,125)	(15,125)
Net cash used in financing activities	(605,082)	(207,158)

Effect of exchange rate changes on foreign currency cash, cash equivalents and restricted cash	18,022	(13,812)
Increase (decrease) in cash, cash equivalents and restricted cash	(1,654,420)	271,078
Cash, cash equivalents and restricted cash - beginning of period	3,063,621	1,383,985
Cash, cash equivalents and restricted cash - end of period	$1,409,201	$1,655,063

(1) In 2025, net investment losses in the consolidated statement of cash flows included net realized gains on overseas deposits of $1 million that are included in net investment gains (losses) in the consolidated statement of operations.
See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	Six months ended
	2025	2024
	(in thousands)
Supplemental disclosures of cash flow information:
Income taxes paid	$71,984	$24,853
Interest paid	$31,293	$32,148

Supplemental disclosures of cash flow information:
2025
In 2025, $127 million related to loan advances to Monarch Point Re (ISA 2023, ISA 2024 and ISA 2025) Ltd. ("Monarch Point Re") was repaid and was treated as a non-cash activity in the consolidated statement of cash flows. In addition, $114 million related to reinsurance balances payables due to Monarch Point Re under retrocession agreements and $30 million related to ceded losses and loss expenses due from Monarch Point Re under retrocession agreements were settled and each amount was treated as a non-cash activity in the consolidated statement of cash flows. Further, $7 million related to interest on loans advances to Monarch Point Re was received in advance and was treated as a non-cash activity in the consolidated statement of cash flows (refer to Note 14 'Related Party Transactions').
2024
In 2024, $95 million related to loan advances to Monarch Point Re (ISA 2023 and ISA 2024) Ltd. ("Monarch Point Re") was repaid and was treated as a non-cash activity in the consolidated statement of cash flows. In addition, $92 million related to reinsurance balances payables due to Monarch Point Re under retrocession agreements and $12 million related to ceded losses and loss expenses due from Monarch Point Re under retrocession agreements were settled and each amount was treated as a non-cash activity in the consolidated statement of cash flows. Further, $9 million related to interest on the loan advances to Monarch Point Re was received in advance and was treated as a non-cash activity in the consolidated statement of cash flows.
In 2024, $45 million related to loan advances to a third-party reinsurer was repaid and $45 million related to reinsurance balances payables due to the third-party reinsurer under retrocession agreements was settled and each amount was treated as a non-cash activity in the consolidated statement of cash flows (refer to Note 10 'Debt').

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

Insurance

The Company's insurance segment offers specialty insurance products to a variety of markets on a worldwide basis. The product lines in this segment are property, professional lines, liability, cyber, marine and aviation, accident and health, and credit and political risk.

Reinsurance

The Company's reinsurance segment provides treaty reinsurance to insurance companies on a worldwide basis. The product lines in this segment are liability, professional lines, motor, accident and health, credit and surety, agriculture, marine and aviation, and run-off lines which include catastrophe and property lines of business that the Company placed into run-off in 2022 and engineering lines of business that the Company placed into run-off in 2020.
The Company does not allocate its assets by segment, with the exception of goodwill and intangible assets.

The following tables present the underwriting results of the Company's reportable segments, as well as the carrying amounts of allocated goodwill and intangible assets:

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.    SEGMENT INFORMATION (CONTINUED)

	2025			2024
Three months ended and at June 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$1,932,435	$583,536	$2,515,971	$1,814,066	$626,170	$2,440,236
Net premiums written	1,290,510	344,924	1,635,434	1,194,197	379,547	1,573,744
Net premiums earned	1,032,961	360,470	1,393,431	958,212	346,266	1,304,478
Other insurance related income (loss)	6	8,656	8,662	(61)	8,587	8,526
Current accident year net losses and loss expenses	(576,986)	(244,997)	(821,983)	(542,591)	(223,397)	(765,988)
Net favorable prior year reserve development	15,216	5,013	20,229	—	—	—
Acquisition costs	(194,912)	(80,985)	(275,897)	(188,026)	(77,065)	(265,091)
Underwriting-related general and administrative expenses	(124,646)	(10,595)	(135,241)	(111,894)	(8,874)	(120,768)
Underwriting income	$151,639	$37,562	189,201	$115,640	$45,517	161,157

Net investment income			187,297			190,975
Net investment gains (losses)			43,468			(53,479)
Corporate expenses			(25,837)			(27,673)
Foreign exchange (losses) gains			(94,885)			7,384
Interest expense and financing costs			(16,586)			(17,010)
Reorganization expenses			—			(14,014)
Amortization of intangible assets			(2,396)			(2,729)
Income before income taxes and interest in income (loss) of equity method investments			280,262			244,611
Income tax (expense) benefit			(56,199)			(40,547)
Interest in income (loss) of equity method investments			(705)			7,900
Net income			223,358			211,964
Preferred share dividends			7,563			7,563
Net income available to common shareholders			$215,795			$204,401

Current accident year loss ratio	55.9%	68.0%	59.0%	56.6%	64.5%	58.7%
Prior year reserve development ratio	(1.5%)	(1.4%)	(1.5%)	—%	—%	—%
Net losses and loss expenses ratio	54.4%	66.6%	57.5%	56.6%	64.5%	58.7%
Acquisition cost ratio	18.9%	22.5%	19.8%	19.6%	22.3%	20.3%
General and administrative expense ratio	12.0%	2.9%	11.6%	11.7%	2.5%	11.4%
Combined ratio	85.3%	92.0%	88.9%	87.9%	89.3%	90.4%

Goodwill and intangible assets	$237,340	$—	$237,340	$282,227	$—	$282,227

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.    SEGMENT INFORMATION (CONTINUED)

	2025			2024
Six months ended and at June 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$3,588,337	$1,722,285	$5,310,622	$3,388,571	$1,706,092	$5,094,663
Net premiums written	2,335,090	1,050,383	3,385,473	2,216,551	1,079,266	3,295,817
Net premiums earned	2,043,047	691,204	2,734,251	1,876,159	686,360	2,562,519
Other insurance related income (loss)	162	12,078	12,240	(39)	16,906	16,867
Current accident year net losses and loss expenses	(1,153,052)	(472,793)	(1,625,845)	(1,039,455)	(455,204)	(1,494,659)
Net favorable prior year reserve development	29,194	8,972	38,166	—	—	—
Acquisition costs	(388,933)	(151,544)	(540,477)	(364,055)	(155,290)	(519,345)
Underwriting-related general and administrative expenses	(244,238)	(21,441)	(265,679)	(233,981)	(24,580)	(258,561)
Underwriting income	$286,180	$66,476	352,656	$238,629	$68,192	306,821

Net investment income			395,009			358,358
Net investment gains (losses)			13,462			(62,687)
Corporate expenses			(54,562)			(53,252)
Foreign exchange (losses) gains			(151,920)			30,936
Interest expense and financing costs			(33,158)			(34,157)
Reorganization expenses			—			(26,312)
Amortization of intangible assets			(5,125)			(5,458)
Income before income taxes and interest in income of equity method investments			516,362			514,249
Income tax (expense) benefit			(100,521)			84,107
Interest in income of equity method investments			1,586			9,069
Net income			417,427			607,425
Preferred share dividends			15,125			15,125
Net income available to common shareholders			$402,302			$592,300

Current accident year loss ratio	56.4%	68.4%	59.5%	55.4%	66.3%	58.3%
Prior year reserve development ratio	(1.4)%	(1.3)%	(1.4)%	—%	—%	—%
Net losses and loss expenses ratio	55.0%	67.1%	58.1%	55.4%	66.3%	58.3%
Acquisition cost ratio	19.0%	21.9%	19.8%	19.4%	22.6%	20.3%
General and administrative expense ratio	12.0%	3.1%	11.6%	12.5%	3.6%	12.2%
Combined ratio	86.0%	92.1%	89.5%	87.3%	92.5%	90.8%

Goodwill and intangible assets	$237,340	$—	$237,340	$282,227	$—	$282,227

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS
a)     Fixed Maturities, Available for Sale

The following table provides the amortized cost and fair values of the Company's fixed maturities classified as available for sale:

	Amortized cost	Allowance for expected credit losses	Gross unrealized gains	Gross unrealized losses	Fair value

At June 30, 2025
Available for sale
U.S. government and agency	$2,378,539	$—	$17,688	$(9,052)	$2,387,175
Non-U.S. government	767,027	(16)	27,373	(3,908)	790,476
Corporate debt	4,788,604	(4,773)	83,530	(55,530)	4,811,831
Agency RMBS(1)	1,767,469	—	10,280	(36,769)	1,740,980
CMBS(2)	840,909	—	4,906	(22,233)	823,582
Non-agency RMBS	190,656	(199)	990	(5,296)	186,151
ABS(3)	1,329,187	(55)	10,276	(5,729)	1,333,679
Municipals(4)	65,149	—	359	(1,907)	63,601
Total fixed maturities, available for sale	$12,127,540	$(5,043)	$155,402	$(140,424)	$12,137,475

At December 31, 2024
Available for sale
U.S. government and agency	$2,830,111	$—	$6,011	$(33,136)	$2,802,986
Non-U.S. government	753,315	—	2,584	(25,960)	729,939
Corporate debt	4,941,510	(3,690)	30,594	(126,224)	4,842,190
Agency RMBS(1)	1,245,681	—	1,154	(61,990)	1,184,845
CMBS(2)	852,534	—	1,244	(34,170)	819,608
Non-agency RMBS	132,116	(195)	597	(9,982)	122,536
ABS(3)	1,547,350	(53)	5,812	(13,277)	1,539,832
Municipals(4)	117,288	—	125	(6,596)	110,817
Total fixed maturities, available for sale	$12,419,905	$(3,938)	$48,121	$(311,335)	$12,152,753

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

The table below provides the contractual maturities of fixed maturities classified as available for sale:

	Amortized cost	Fair value	% of Total fair value

At June 30, 2025
Maturity
Due in one year or less	$693,954	$693,236	5.8%
Due after one year through five years	5,269,141	5,320,176	43.8%
Due after five years through ten years	1,843,158	1,847,825	15.2%
Due after ten years	193,066	191,846	1.6%
	7,999,319	8,053,083	66.4%
Agency RMBS	1,767,469	1,740,980	14.3%
CMBS	840,909	823,582	6.8%
Non-agency RMBS	190,656	186,151	1.5%
ABS	1,329,187	1,333,679	11.0%
Total	$12,127,540	$12,137,475	100.0%

At December 31, 2024
Maturity
Due in one year or less	$895,177	$885,866	7.4%
Due after one year through five years	5,637,336	5,567,905	45.8%
Due after five years through ten years	1,895,116	1,826,564	15.0%
Due after ten years	214,595	205,597	1.7%
	8,642,224	8,485,932	69.9%
Agency RMBS	1,245,681	1,184,845	9.7%
CMBS	852,534	819,608	6.7%
Non-agency RMBS	132,116	122,536	1.0%
ABS	1,547,350	1,539,832	12.7%
Total	$12,419,905	$12,152,753	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
Gross Unrealized Losses

The following table summarizes fixed maturities, available for sale in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

At June 30, 2025
Fixed maturities, available for sale
U.S. government and agency	$191,104	$(7,703)	$284,551	$(1,349)	$475,655	$(9,052)
Non-U.S. government	51,913	(2,937)	88,634	(971)	140,547	(3,908)
Corporate debt	612,795	(40,511)	653,866	(15,019)	1,266,661	(55,530)
Agency RMBS	211,459	(21,542)	608,114	(15,227)	819,573	(36,769)
CMBS	295,077	(14,764)	207,460	(7,469)	502,537	(22,233)
Non-agency RMBS	46,613	(5,277)	17,089	(19)	63,702	(5,296)
ABS	108,310	(5,221)	184,532	(508)	292,842	(5,729)
Municipals	30,817	(1,736)	8,203	(171)	39,020	(1,907)
Total fixed maturities, available for sale	$1,548,088	$(99,691)	$2,052,449	$(40,733)	$3,600,537	$(140,424)

At December 31, 2024
Fixed maturities, available for sale
U.S. government and agency	$262,368	$(17,515)	$1,026,139	$(15,621)	$1,288,507	$(33,136)
Non-U.S. government	98,846	(9,179)	457,889	(16,781)	556,735	(25,960)
Corporate debt	934,975	(78,979)	2,032,254	(47,245)	2,967,229	(126,224)
Agency RMBS	280,550	(35,333)	749,040	(26,657)	1,029,590	(61,990)
CMBS	410,213	(22,334)	260,411	(11,836)	670,624	(34,170)
Non-agency RMBS	69,418	(9,900)	8,302	(82)	77,720	(9,982)
ABS	147,281	(8,471)	295,897	(4,806)	443,178	(13,277)
Municipals	49,495	(4,198)	51,002	(2,398)	100,497	(6,596)
Total fixed maturities, available for sale	$2,253,146	$(185,909)	$4,880,934	$(125,426)	$7,134,080	$(311,335)

At June 30, 2025, 2,389 fixed maturities (2024: 3,994) were in an unrealized loss position of $140 million (2024: $311 million) of which $9 million (2024: $14 million) was related to securities below investment grade or not rated.

At June 30, 2025, 1,590 fixed maturities (2024: 2,108) had been in a continuous unrealized loss position for twelve months or greater and had a fair value of $1,548 million (2024: $2,253 million).

The unrealized losses of $140 million (2024: $311 million) were due to non-credit factors and were expected to be recovered as the related securities approach maturity.

At June 30, 2025, the Company did not intend to sell the securities in an unrealized loss position and it is more likely than not that the Company will not be required to sell these securities before the anticipated recovery of their amortized costs.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
b)     Fixed Maturities, Held to Maturity
The following table provides the amortized cost and fair values of the Company's fixed maturities classified as held to maturity:

	Amortized cost	Allowance for expected credit losses	Net carrying value	Gross unrealized gains	Gross unrealized losses	Fair value

At June 30, 2025
Held to maturity
Corporate debt	$128,906	$—	$128,906	$1,307	$(6,178)	$124,035
ABS(1)	276,135	—	276,135	752	(132)	276,755
Total fixed maturities, held to maturity	$405,041	$—	$405,041	$2,059	$(6,310)	$400,790

At December 31, 2024
Held to maturity
Corporate debt	$122,706	$—	$122,706	$675	$(7,764)	$115,617
ABS(1)	320,694	—	320,694	560	(120)	321,134
Total fixed maturities, held to maturity	$443,400	$—	$443,400	$1,235	$(7,884)	$436,751

(1)Asset-backed securities ("ABS") include debt tranched securities collateralized primarily by collateralized loan obligations ("CLOs").

At June 30, 2025, fixed maturities, held to maturity of $405 million (2024: $443 million) were presented net of an allowance for expected credit losses of $nil (2024: $nil).

The Company's ABS, held to maturity consist of CLO debt tranched securities ("CLO Debt"). The Company uses a scenario-based approach to review its CLO debt portfolio and reviews subordination levels of these securities to determine their ability to absorb credit losses of the underlying collateral. If losses are forecast to be below the subordination level for a tranche held by the Company, the security is determined not to have a credit loss. At June 30, 2025, the allowance for credit losses expected to be recognized over the life of the Company's ABS, held to maturity was $nil.

To estimate expected credit losses for corporate debt securities, held to maturity, the Company's projected cash flows are primarily driven by assumptions regarding the severity of loss, which is a function of the probability of default and projected recovery rates. The Company's default and recovery rates are based on credit ratings, credit analysis and macroeconomic forecasts. At June 30, 2025, the allowance for credit losses expected to be recognized over the life of the Company's corporate debt, held to maturity was $nil.
Contractual Maturities
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. ABS classified as held to maturity had a net carrying value of $276 million (2024: $321 million).
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
c)     Equity Securities
The following table provides the cost and fair values of the Company's equity securities:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value

At June 30, 2025
Equity securities
Common stocks	$3,129	$99	$(518)	$2,710
Preferred stocks	11,832	356	(124)	12,064
Exchange-traded funds	229,523	108,452	(266)	337,709
Bond mutual funds	284,590	9,505	(27,303)	266,792
Total equity securities	$529,074	$118,412	$(28,211)	$619,275

At December 31, 2024
Equity securities
Common stocks	$3,061	$65	$(488)	$2,638
Preferred stocks	5,843	136	(112)	5,867
Exchange-traded funds	188,771	126,477	(1,206)	314,042
Bond mutual funds	323,068	540	(66,881)	256,727
Total equity securities	$520,743	$127,218	$(68,687)	$579,274

d)     Mortgage Loans

The following table provides details of the Company's mortgage loans, held for investment:

	June 30, 2025		December 31, 2024
	Carrying value	% of Total	Carrying value	% of Total

Mortgage loans, held for investment:
Commercial	$465,906	106%	$529,075	105%
Allowance for expected credit losses	(27,335)	(6%)	(23,378)	(5%)
Total mortgage loans held for investment	$438,571	100%	$505,697	100%

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

The Company has a high quality commercial mortgage loan portfolio with a weighted average debt service coverage ratio of 1.7x (2024: 1.7x) and a weighted average loan-to-value ratio of 79% (2024: 78%).

At June 30, 2025, there was one commercial mortgage loan with past due amounts where the Company is assessing exit strategies. At June 30, 2024, there were no past due amounts associated with the commercial mortgage loans held by the Company.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
On a quarterly basis, the Company's exposure to commercial mortgage loans in the office sector, that represents 49% (2024: 43%) of the total mortgage loan portfolio, is evaluated for credit losses based on inputs unique to this sector. This assessment utilizes historical credit loss experience adjusted to reflect current conditions and management forecasts. Further, collateral dependent commercial mortgage loans (e.g., when the borrower is experiencing financial difficulty, including when foreclosure is reasonably possible or probable) are evaluated individually for credit losses. The allowance for expected credit losses for a collateral dependent loan is established as the excess of amortized cost over the estimated fair value of the loan's underlying collateral, less selling cost when foreclosure is probable.

Accordingly, any change in estimated credit losses are recognized as a change in the allowance for expected credit losses and is recorded in net investment gains (losses).

At June 30, 2025, the Company's mortgage loan portfolio had an allowance for expected credit losses of $27 million (2024: $23 million).

e)     Other Investments

The following table provides a summary of the Company's other investments, together with additional information relating to the liquidity of each category:

	Fair value		Redemption frequency (if currently eligible)	Redemption notice period

At June 30, 2025
Multi-strategy funds	$15,290	2%	Quarterly	60-90 days
Direct lending funds	164,979	18%	Quarterly(1)	90 days
Private equity funds	332,835	35%	n/a	n/a
Real estate funds	291,173	31%	Quarterly(2), Annually(3)	45-90 days
Other privately held investments	134,645	14%	n/a	n/a
Total other investments	$938,922	100%

At December 31, 2024
Multi-strategy funds	$24,919	3%	Quarterly	60-90 days
Direct lending funds	171,048	18%	Quarterly(1)	90 days
Private equity funds	320,690	35%	n/a	n/a
Real estate funds	291,640	31%	Quarterly(2), Annually(3)	45-90 days
Other privately held investments	121,981	13%	n/a	n/a
Total other investments	$930,278	100%

n/a - not applicable
(1) Applies to one fund with a fair value of $2 million (2024: $3 million).
(2) Applies to one fund with a fair value of $45 million (2024: $51 million).
(3) Applies to one fund with a fair value of $24 million (2024: $21 million).

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

During the six months ended June 30, 2025 and 2024, neither of these restrictions impacted the Company's redemption requests. At June 30, 2025, there were no multi-strategy fund holdings (2024: nil) where the Company is still within the lockup period.

At June 30, 2025, the Company had $28 million (2024: $28 million) of unfunded commitments as a limited partner in multi-strategy funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until after the completion of the funds' investment term. These funds have investment terms ranging from two years to the dissolution of the underlying fund.

At June 30, 2025, the Company had $257 million (2024: $170 million) of unfunded commitments as a limited partner in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from three to twelve years and the General Partners of certain funds have the option to extend the term by up to three years.

At June 30, 2025, the Company had $209 million (2024: $215 million) of unfunded commitments as a limited partner in private equity funds. The life of the funds is subject to the dissolution of the underlying funds. The Company expects the overall holding period to be over six years.
At June 30, 2025, the Company had $120 million (2024: $91 million) of unfunded commitments as a limited partner in real estate funds. These funds include an open-ended fund and funds with investment terms ranging from two years to the dissolution of the underlying fund.
At June 30, 2025, the Company had $21 million (2024: $21 million) of unfunded commitments as a limited partner in three private company investment funds focusing on financial services technology companies with an emphasis on insurance technology companies ("private company investment funds"). Two of these funds have investment terms of five years and one fund has an investment term of ten years.

f)     Equity Method Investments

During 2023, the Company paid $22 million to acquire 18% of the common equity of Monarch Point Re (ISAC) Ltd. and Monarch Point Re (ISA 2023) Ltd., a collateralized reinsurance company formed under the laws of Bermuda as an incorporated segregated accounts company under the Incorporated Segregated Accounts Companies Act 2019, as amended (the "ISAC Act"). During 2024, the Company paid $14 million to acquire 18% of the common equity of Monarch Point Re (ISA 2024) Ltd. During 2025, the Company paid $7 million to acquire 18% of the common equity of Monarch Point Re (ISA 2025) Ltd., (Monarch Point Re (ISAC) Ltd., Monarch Point Re (ISA 2023) Ltd., Monarch Point Re (ISA 2024) Ltd. and Monarch Point Re (ISA 2025) Ltd., individually or collectively "Monarch Point Re").

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

h)     Net Investment Income

Net investment income was derived from the following sources:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Fixed maturities	$149,861	$154,023	$296,572	$293,419
Other investments	18,479	14,301	40,889	19,974
Equity securities	3,155	3,057	6,363	5,819
Mortgage loans	5,956	9,108	12,824	18,237
Cash and cash equivalents	16,649	13,733	50,028	27,395
Short-term investments	541	3,766	2,527	7,229
Gross investment income	194,641	197,988	409,203	372,073
Investment expenses	(7,344)	(7,013)	(14,194)	(13,715)
Net investment income	$187,297	$190,975	$395,009	$358,358

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
i)     Net Investment Gains (Losses)

The following table provides an analysis of net investment gains (losses):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Gross realized investment gains
Fixed maturities, short-term investments, and cash and cash equivalents	$19,394	$6,182	$41,532	$20,581
Equity securities	4,032	—	40,100	30,626
Gross realized investment gains	23,426	6,182	81,632	51,207
Gross realized investment losses
Fixed maturities, short-term investments, and cash and cash equivalents	(27,673)	(52,587)	(79,412)	(96,519)
Equity securities	(2,719)	—	(11,590)	(7,712)
Gross realized investment losses	(30,392)	(52,587)	(91,002)	(104,231)
(Increase) decrease in allowance for expected credit losses, fixed maturities, available for sale	(859)	(394)	(1,104)	6,128
(Increase) decrease in allowance for expected credit losses, mortgage loans	(1,473)	(12,569)	(3,958)	(14,428)
Impairment losses(1)	(400)	(156)	(2,326)	(164)
Change in fair value of investment derivatives(2)	(1,035)	228	(1,451)	1,023
Net unrealized gains (losses) on equity securities	54,201	5,817	31,671	(2,222)
Net investment gains (losses)	$43,468	$(53,479)	$13,462	$(62,687)

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
(2) Refer to Note 5 'Derivative Instruments'.

The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Balance at beginning of period	$4,183	$4,237	$3,938	$10,759
Expected credit losses on securities where credit losses were not previously recognized	1,345	247	1,659	278
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	(325)	147	(297)	(1,406)
Impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—	—	—
Securities sold/redeemed/matured	(160)	—	(257)	(5,000)
Balance at end of period	$5,043	$4,631	$5,043	$4,631

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on mortgage loans:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Balance at beginning of period	$25,862	$8,113	$23,378	$6,220
Expected credit losses on loans where credit losses were not previously recognized	1,019	11,287	1,019	13,196
Additions (reductions) for expected credit losses on loans where credit losses were previously recognized	454	1,281	2,938	1,265
Loans sold/redeemed/matured	—	—	—	—
Balance at end of period	$27,335	$20,681	$27,335	$20,681

j)    Reverse Repurchase Agreements

At June 30, 2025, the Company held $34 million (2024: $543 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents in the Company's consolidated balance sheets. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, the Company receives principal and interest income. The Company monitors the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction.

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

Equity Securities

Equity securities include common stocks, preferred stocks, exchange-traded funds and bond mutual funds. As the fair values of common stocks, exchange-traded funds and exchange listed preferred stocks are based on unadjusted quoted market prices in active markets, the fair values of these securities are classified as Level 1. As the significant inputs used to price non-exchange listed preferred stocks are observable market inputs, the fair value of these securities are classified as Level 2. As bond mutual funds have daily liquidity, the fair values of these securities are classified as Level 2.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The tables below present the financial instruments measured at fair value on a recurring basis for the periods indicated:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At June 30, 2025
Assets
Fixed maturities, available for sale
U.S. government and agency	$2,347,567	$39,608	$—	$—	$2,387,175
Non-U.S. government	—	790,476	—	—	790,476
Corporate debt	—	4,680,358	131,473	—	4,811,831
Agency RMBS	—	1,740,980	—	—	1,740,980
CMBS	—	823,582	—	—	823,582
Non-agency RMBS	—	186,151	—	—	186,151
ABS	—	1,300,187	33,492	—	1,333,679
Municipals	—	63,601	—	—	63,601
	2,347,567	9,624,943	164,965	—	12,137,475
Equity securities
Common stocks	2,710	—	—	—	2,710
Preferred stocks	6,036	6,028	—	—	12,064
Exchange-traded funds	337,709	—	—	—	337,709
Bond mutual funds	—	266,792	—	—	266,792
	346,455	272,820	—	—	619,275
Other investments
Multi-strategy funds	—	—	—	15,290	15,290
Direct lending funds	—	—	—	164,979	164,979
Private equity funds	—	—	—	332,835	332,835
Real estate funds	—	—	—	291,173	291,173
Other privately held investments	—	—	94,347	40,298	134,645
	—	—	94,347	844,575	938,922
Short-term investments	—	51,726	—	—	51,726
Other assets
Derivative instruments (refer to Note 5)	—	419	—	—	419
Total Assets	$2,694,022	$9,949,908	$259,312	$844,575	$13,747,817
Liabilities
Derivative instruments (refer to Note 5)	$—	$16,258	$—	$—	$16,258
Total Liabilities	$—	$16,258	$—	$—	$16,258

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At December 31, 2024
Assets
Fixed maturities, available for sale
U.S. government and agency	$2,767,315	$35,671	$—	$—	$2,802,986
Non-U.S. government	—	729,939	—	—	729,939
Corporate debt	—	4,715,799	126,391	—	4,842,190
Agency RMBS	—	1,184,845	—	—	1,184,845
CMBS	—	819,608	—	—	819,608
Non-agency RMBS	—	122,536	—	—	122,536
ABS	—	1,519,000	20,832	—	1,539,832
Municipals	—	110,817	—	—	110,817
	2,767,315	9,238,215	147,223	—	12,152,753
Equity securities
Common stocks	2,638	—	—	—	2,638
Preferred stocks	3	5,864	—	—	5,867
Exchange-traded funds	314,042	—	—	—	314,042
Bond mutual funds	—	256,727	—	—	256,727
	316,683	262,591	—	—	579,274
Other investments
Multi-strategy funds	—	—	—	24,919	24,919
Direct lending funds	—	—	—	171,048	171,048
Private equity funds	—	—	—	320,690	320,690
Real estate funds	—	—	—	291,640	291,640
Other privately held investments	—	—	92,230	29,751	121,981
	—	—	92,230	838,048	930,278
Short-term investments	—	223,666	—	—	223,666
Other assets
Derivative instruments (refer to Note 5)	—	9,439	—	—	9,439
Total Assets	$3,083,998	$9,733,911	$239,453	$838,048	$13,895,410
Liabilities
Derivative instruments (refer to Note 5)	$—	$3,100	$—	$—	$3,100
Total Liabilities	$—	$3,100	$—	$—	$3,100

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The following table quantifies the significant unobservable inputs used in estimating fair values at June 30, 2025 of investments classified as Level 3 in the fair value hierarchy:

	Asset fair value	Valuation technique	Unobservable input	Amount / Range	Weighted average

Other investments - Other privately held investments	$11,671	Discounted cash flow	Discount rate	5.4%	5.4%
			Default rate	0.5%	0.5%
			Loss absorption yield	1.0%	1.0%
			Estimated maturity date	0.4 years	0.4 years

Note: Fixed maturities of $165 million that are classified as Level 3 are excluded from the above table as these securities are priced using broker-dealer quotes. In addition, other privately held investments of $83 million that are classified as Level 3 are excluded from the above table as these investments are priced using capital statements received from investee companies.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The following table presents changes in Level 3 for financial instruments measured at fair value on a recurring basis:

	Opening balance	Transfers into Level 3	Transfers out of Level 3	Included in net income(1)	Included in OCI (2)	Purchases	Sales	Settlements/ distributions	Closing balance	Change in unrealized gains/(losses) (3)

Three months ended June 30, 2025
Fixed maturities, available for sale
Corporate debt	$133,742	$—	$—	$238	$687	$17,386	$(19,343)	$(1,237)	$131,473	$—
ABS	33,143	—	—	—	349	—	—	—	33,492	—
	166,885	—	—	238	1,036	17,386	(19,343)	(1,237)	164,965	—
Other investments
CLO-Equities	—	—	—	—	—	—	—	—	—	—
Other privately held investments	97,020	—	—	2,269	—	—	—	(4,942)	94,347	2,269
	97,020	—	—	2,269	—	—	—	(4,942)	94,347	2,269
Total assets	$263,905	$—	$—	$2,507	$1,036	$17,386	$(19,343)	$(6,179)	$259,312	$2,269

Six months ended June 30, 2025
Fixed maturities, available for sale
Corporate debt	$126,391	$—	$—	$238	$1,044	$25,050	$(20,013)	$(1,237)	$131,473	$—
ABS	20,832	—	—	—	660	12,000	—	—	33,492	—
	147,223	—	—	238	1,704	37,050	(20,013)	(1,237)	164,965	—
Other investments
CLO-Equities	—	—	—	—	—	—	—	—	—	—
Other privately held investments	92,230	—	—	7,059	—	—	—	(4,942)	94,347	7,059
	92,230	—	—	7,059	—	—	—	(4,942)	94,347	7,059
Total assets	$239,453	$—	$—	$7,297	$1,704	$37,050	$(20,013)	$(6,179)	$259,312	$7,059

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)

	Opening balance	Transfers into Level 3	Transfers out of Level 3	Included in net income(1)	Included in OCI(2)	Purchases	Sales	Settlements/ distributions	Closing balance	Change in unrealized gains/(losses)(3)

Three months ended June 30, 2024
Fixed maturities, available for sale
Corporate debt	$126,475	$—	$—	$(513)	$1,517	$8,239	$(165)	$(10,544)	$125,009	$—
ABS	—	—	—	—	—	—	—	—	—	—
	126,475	—	—	(513)	1,517	8,239	(165)	(10,544)	125,009	—
Other investments
CLO-Equities	4,986	—	—	—	—	—	—	(488)	4,498	—
Other privately held investments	96,255	—	(6,899)	354	—	—	—	(4,422)	85,288	354
	101,241	—	(6,899)	354	—	—	—	(4,910)	89,786	354
Total assets	$227,716	$—	$(6,899)	$(159)	$1,517	$8,239	$(165)	$(15,454)	$214,795	$354

Six months ended June 30, 2024
Fixed maturities, available for sale
Corporate debt	$135,753	$—	$—	$(1,347)	$1,022	$12,471	$(165)	$(22,725)	$125,009	$—
ABS	—	—	—	—	—	—	—	—	—	—
	135,753	—	—	(1,347)	1,022	12,471	(165)	(22,725)	125,009	—
Other investments
CLO-Equities	5,300	—	—	—	—	—	—	(802)	4,498	—
Other privately held investments	87,289	—	(6,899)	2,082	—	7,238	—	(4,422)	85,288	2,082
	92,589	—	(6,899)	2,082	—	7,238	—	(5,224)	89,786	2,082
Total assets	$228,342	$—	$(6,899)	$735	$1,022	$19,709	$(165)	$(27,949)	$214,795	$2,082

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

Transfers into Level 3 from Level 2

There were no transfers into Level 3 from Level 2 during the three and six months ended June 30, 2025 and 2024.

Transfers out of Level 3 into Level 2

There were no transfers out of Level 3 into Level 2 during the three and six months ended June 30, 2025 and 2024.

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

For multi-strategy funds, direct lending funds, private equity funds, real estate funds and private company investment funds, valuation statements are typically released on a reporting lag. Therefore, the Company estimates the fair value of these funds by starting with the most recent fund valuations and adjusting for capital calls, redemptions, drawdowns and distributions. Return estimates are not available from the relevant fund managers for these funds, therefore the Company typically has a reporting lag in its fair value measurements of these funds. At June 30, 2025 and December 31, 2024 all funds measured at fair value using NAVs are reported generally on a one quarter lag.

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
At June 30, 2025, the carrying values of cash and cash equivalents including restricted amounts, accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated fair values due to their short maturities. As these financial instruments are not actively traded, their fair values are classified as Level 2.

At June 30, 2025, the Company's fixed maturities, held to maturity, were recorded at amortized cost with a carrying value of $405 million (2024: $443 million) and a fair value of $401 million (2024: $437 million). The fair values of these securities are determined using a model which uses prepayment speeds and spreads sourced primarily from the new issue market. As the significant inputs used to price these securities are observable market inputs, their fair values are classified as Level 2.

At June 30, 2025, the carrying value of mortgage loans, held for investment, approximated fair value. The fair values of mortgage loans are primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk or are determined from pricing for similar loans. As mortgage loans are not actively traded, their fair values are classified as Level 3.

At June 30, 2025, the Company's debt was recorded at amortized cost with a carrying value of $1,316 million (2024: $1,315 million) and a fair value of $1,283 million (2024: $1,247 million). The fair value of the Company's debt is based on prices obtained from a third-party pricing service and is determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As the yields for the risk-free yield curve and the spreads are observable market inputs, the fair value of this debt is classified as Level 2.

At June 30, 2025, Federal Home Loan Bank advances were recorded at amortized cost with a carrying value of $66 million (2024: $66 million) and a fair value of $66 million (2024: $66 million). As these advances are not actively traded, their fair values are classified as Level 2.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.    DERIVATIVE INSTRUMENTS

The following table provides the balance sheet classifications of derivatives recorded at fair value:

	June 30, 2025			December 31, 2024
	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)

Relating to investment portfolio:
Foreign exchange forward contracts	$51,540	$—	$349	$17,655	$323	$—
Relating to underwriting portfolio:
Foreign exchange forward contracts	1,367,751	419	15,909	1,323,714	9,116	3,100
Total derivatives		$419	$16,258		$9,439	$3,100

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

The following table provides a reconciliation of gross derivative assets and liabilities to the net amounts presented in the consolidated balance sheets, with the difference being attributable to the impact of master netting agreements:

	June 30, 2025			December 31, 2024
	Gross amounts	Gross amounts offset	Net amounts(1)	Gross amounts	Gross amounts offset	Net amounts(1)

Derivative assets	$2,081	$(1,662)	$419	$20,067	$(10,628)	$9,439
Derivative liabilities	$17,920	$(1,662)	$16,258	$13,728	$(10,628)	$3,100

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

The following table provides the total unrealized and realized gains (losses) recognized in net income (loss) for derivatives not designated as hedges:

	Consolidated statement of operations line item that includes gain (loss) recognized in net income (loss)	Three months ended June 30,		Six months ended June 30,
		2025	2024	2025	2024

Relating to investment portfolio:
Foreign exchange forward contracts	Net investment gains (losses)	$(1,035)	$228	$(1,451)	$1,023
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange (losses) gains	(22,015)	3,097	(13,686)	1,081
Total		$(23,050)	$3,325	$(15,137)	$2,104

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES
Reserve Roll-Forward

The following table presents a reconciliation of the Company's beginning and ending gross reserve for losses and loss expenses and net reserve for unpaid losses and loss expenses:

	Six months ended June 30,
	2025	2024

Gross reserve for losses and loss expenses, beginning of period	$17,218,929	$16,434,018
Less reinsurance recoverable on unpaid losses and loss expenses, beginning of period	(6,840,897)	(6,323,083)
Net reserve for unpaid losses and loss expenses, beginning of period	10,378,032	10,110,935

Net incurred losses and loss expenses related to:
Current year	1,625,845	1,494,659
Prior years	(38,166)	—
	1,587,679	1,494,659

Net paid losses and loss expenses related to:
Current year	(166,553)	(159,455)
Prior years	(1,395,871)	(1,251,637)
	(1,562,424)	(1,411,092)

Foreign exchange and other	(1,611,164)	(47,452)

Net reserve for unpaid losses and loss expenses, end of period	8,792,123	10,147,050
Reinsurance recoverable on unpaid losses and loss expenses, end of period	9,086,900	6,591,821
Gross reserve for losses and loss expenses, end of period	$17,879,023	$16,738,871

On April 24, 2025, the Company completed a loss portfolio transfer reinsurance agreement with Cavello Bay Reinsurance Limited, a wholly-owned subsidiary of Enstar Group Limited ("Enstar") which was deemed to have met the established criteria for retroactive reinsurance accounting (refer to Note 14 'Related Party Transactions'). At June 30, 2025, foreign exchange and other included an increase in reinsurance recoverable on unpaid losses of $2 billion related to this transaction.
At June 30, 2025, net reserves for losses and loss expenses included estimated amounts for numerous catastrophe events. The magnitude and complexity of losses arising from certain of these events inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at estimated net reserves for losses and loss expenses. These events include California Wildfires in 2025, Hurricane Milton and Hurricane Helene in 2024. As a result, actual losses for these events may ultimately differ materially from current estimates. During the six months ended June 30, 2025, the Company recognized catastrophe and weather-related losses, net of reinsurance, of $86 million (2024: $67 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
Prior Year Reserve Development

The Company's net favorable (adverse) prior year reserve development arises from changes to estimates of losses and loss expenses related to loss events that occurred in previous calendar years. The following table presents net favorable (adverse) prior year reserve development by segment:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)

Insurance	$15,216	$—	$29,194	$—
Reinsurance	5,013	—	8,972	—
Total	$20,229	$—	$38,166	$—

The following sections provide further details on net favorable (adverse) prior year reserve development by segment, reserve class and accident year:

Insurance Segment:

The following table maps the Company's lines of business to reserve classes:

Insurance segment
Reserve class
	Property	Casualty	Specialty other
Reported lines of business
Property	X
Professional lines		X
Liability		X
Cyber		X
Marine and aviation			X
Accident and health			X
Credit and political risk			X

Prior year reserve development by reserve class was as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)

Property	$6,980	$—	$16,976	$8,011
Casualty	—	—	—	—
Specialty other	8,236	—	12,218	(8,011)
Total	$15,216	$—	$29,194	$—

2025
For the three months ended June 30, 2025, net favorable prior year reserve development of $15 million was recognized, the principal component of which was:
•$7 million of net favorable prior year reserve development on property business primarily due to better than expected loss emergence mainly related to the 2023 accident year.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
•$8 million of net favorable prior year reserve development on the specialty other reserve class primarily due to better than expected loss emergence attributable to the credit and political risk line of business.
2025
For the six months ended June 30, 2025, net favorable prior year reserve development of $29 million was recognized, the principal component of which was:
•$17 million of net favorable prior year reserve development on property business primarily due to better than expected loss emergence mainly related to the 2023 accident year.
•$12 million of net favorable prior year reserve development on the specialty other reserve class primarily due to better than expected loss emergence attributable to the credit and political risk line of business related to several accident years.
2024
For the six months ended June 30, 2024, net prior year reserve development of $nil was recognized, the principal components of which were:
•$8 million of net favorable prior year reserve development on property business primarily due to better than expected loss emergence mainly related to the 2021 and 2022 accident years.
•$8 million of net adverse prior year reserve development on the specialty other reserve class primarily due to an increase in the loss estimate attributable to a specific large claim in the marine and aviation line of business related to the 2019 accident year.
Reinsurance Segment:
The following table maps the Company's lines of business to reserve classes:

Reinsurance segment
Reserve class
	Casualty	Specialty	Run-off
Reported lines of business
Liability	X
Professional lines	X
Motor	X
Accident and health		X
Credit and surety		X
Agriculture		X
Marine and aviation		X
Catastrophe			X
Property			X
Engineering			X

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
Prior year reserve development by reserve class was as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)

Casualty	$—	$—	$—	$—
Specialty	5,013	—	8,847	—
Run-off	—	—	125	—
Total	$5,013	$—	$8,972	$—

2025
For the three months ended June 30, 2025, net favorable prior year reserve development of $5 million was recognized.
•$5 million of net favorable prior year reserve development on the specialty reserve class business.
2025
For the six months ended June 30, 2025, net favorable prior year reserve development of $9 million was recognized.
•$9 million of net favorable prior year reserve development on the specialty reserve class primarily due to better than expected loss emergence attributable to the agriculture line of business mainly related to the 2023 and 2024 accident years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.    EARNINGS PER COMMON SHARE
The following table presents a comparison of earnings per common share and earnings per diluted common share:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Earnings per common share
Net income	$223,358	$211,964	$417,427	$607,425
Less: Preferred share dividends	7,563	7,563	15,125	15,125
Net income available to common shareholders	$215,795	$204,401	402,302	592,300
Weighted average common shares outstanding	78,378	84,475	79,757	84,677
Earnings per common share	$2.75	$2.42	$5.04	$6.99

Earnings per diluted common share
Net income available to common shareholders	$215,795	$204,401	$402,302	$592,300

Weighted average common shares outstanding	78,378	84,475	79,757	84,677
Share-based compensation plans	951	851	1,088	832
Weighted average diluted common shares outstanding	79,329	85,326	80,845	85,509
Earnings per diluted common share	$2.72	$2.40	$4.98	$6.93

Weighted average anti-dilutive shares excluded from the dilutive computation	7	6	3	377

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.    SHARE-BASED COMPENSATION (CONTINUED)
Valuation assumptions

Performance Restricted Stock Units granted in 2025 and 2024 with a market condition

The fair value of these performance restricted stock units was measured on the grant date using a Monte Carlo simulation model.

The following table provides details of the significant inputs used in the Monte Carlo simulation model:

Six months ended June 30,	2025	2024

Expected volatility	25.30%	26.00%
Expected term (in years)	3.0	3.0
Expected dividend yield	n/a	n/a
Risk-free interest rate	4.16%	4.06%

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.    SHARE-BASED COMPENSATION (CONTINUED)
The following table provides an activity summary of the Company's share-settled restricted stock units for the six months ended June 30, 2025:

	Share-Settled Performance Restricted Stock Units		Share-Settled Service Restricted Stock Units
	Number of restricted stock units	Weighted average grant date fair value	Number of restricted stock units	Weighted average grant date fair value

Non-vested restricted stock units - beginning of period	247	$65.73	1,642	$57.73
Granted	89	98.22	590	90.62
Performance adjustment (1)	55	68.63	—	—
Vested	(115)	68.63	(631)	56.79
Forfeited	(2)	98.22	(89)	65.28
Non-vested restricted stock units - end of period	274	$75.48	1,512	$70.53

(1) The performance adjustment represents the difference between the number of performance restricted stock units granted and earned that vested following the three-year performance period that ended in 2024. The performance restricted stock units were granted at the target level of achievement.

The following table provides additional information related to share-based compensation:

Six months ended June 30,	2025	2024

Share-based compensation expense	$23,095	$23,273
Tax benefits associated with share-based compensation expense	$7,883	$4,448
Fair value of restricted stock units vested(1)	$72,104	$43,706
Unrecognized share-based compensation expense	$93,339	$82,312
Expected weighted average period associated with the recognition of unrecognized share-based compensation expense	2.7 years	2.6 years

(1) Fair value is based on the closing price of the Company's common shares on the vest date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.    SHAREHOLDERS' EQUITY
The following table presents changes in common shares issued and outstanding:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Shares issued, balance at beginning of period	176,580	176,580	176,580	176,580
Shares issued	—	—	—	—
Total shares issued at end of period	176,580	176,580	176,580	176,580

Treasury shares, balance at beginning of period	(97,929)	(91,893)	(93,596)	(91,294)
Shares repurchased	(510)	(545)	(5,557)	(1,826)
Shares reissued	32	37	746	719
Total treasury shares at end of period	(98,407)	(92,401)	(98,407)	(92,401)

Total shares outstanding	78,173	84,179	78,173	84,179

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
The following table presents common shares repurchased from shares held in Treasury:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Publicly announced programs:(1)
Total shares	499	540	5,292	1,588
Total cost	$49,990	$38,361	$489,982	$99,968
Average price per share(2)	$100.25	$71.09	$92.59	$62.97

From employees:(3)
Total shares	11	5	265	238
Total cost	$1,100	$435	$25,614	$14,556
Average price per share(2)	$101.78	$80.57	$96.79	$61.15

Total shares repurchased:
Total shares	510	545	5,557	1,826
Total cost	$51,090	$38,796	$515,596	$114,524
Average price per share(2)	$100.28	$71.18	$92.79	$62.73

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

Three months ended June 30, 2025
Common shares	$0.44	$—	$0.44
Series E preferred shares	$34.38	$—	$34.38

Three months ended June 30, 2024
Common shares	$0.44	$—	$0.44
Series E preferred shares	$34.38	$—	$34.38
Six months ended June 30, 2025
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

11.     FEDERAL HOME LOAN BANK ADVANCES

The Company's subsidiaries, AXIS Insurance Company and AXIS Surplus Insurance Company, are members of the Federal Home Loan Bank of Chicago ("FHLB").

At June 30, 2025, the companies had admitted assets of approximately $3.4 billion (2024: $3.2 billion) which provides borrowing capacity of up to approximately $854 million (2024: $798 million).

At June 30, 2025, the Company had borrowings under the FHLB program of $66 million (2024: $66 million). On September 11, 2024, the Company repaid borrowings under the FHLB program of $10 million, at their stated maturity. On October 31, 2024, the Company repaid borrowings under the FHLB program of $9 million, at their stated maturity.

The FHLB advances have maturities in 2025 and 2026 and interest payable at interest rates between 4.5% and 4.6% (2024: interest rates between 4.5% and 5.5%). The Company incurred interest expense of $1 million (2024: $1 million) for the three months ended June 30, 2025 and $2 million (2024: $2 million) for the six months ended June 30, 2025. The borrowings under the FHLB program are secured by cash and investments with a fair value of $71 million (2024: $72 million).

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.    OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the tax effects allocated to each component of other comprehensive income (loss):

	2025			2024
	Before tax amount	Income tax (expense) benefit	Net of tax amount	Before tax amount	Income tax (expense) benefit	Net of tax amount

Three months ended June 30,
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	$130,559	$(26,013)	$104,546	$(38,138)	$2,552	$(35,586)
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	692	(117)	575	(126)	24	(102)
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	11,006	(1,484)	9,522	59,496	(5,124)	54,372
Unrealized gains (losses) arising during the period, net of reclassification adjustment	142,257	(27,614)	114,643	21,232	(2,548)	18,684
Foreign currency translation adjustment	16,023	—	16,023	(1,803)	—	(1,803)
Total other comprehensive income (loss), net of tax	$158,280	$(27,614)	$130,666	$19,429	$(2,548)	$16,881

Six months ended June 30,
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	$232,201	$(40,125)	$192,076	$(114,506)	$18,904	$(95,602)
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	300	(58)	242	(600)	37	(563)
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	45,316	(7,654)	37,662	84,375	(6,588)	77,787
Unrealized gains (losses) arising during the period, net of reclassification adjustment	277,817	(47,837)	229,980	(30,731)	12,353	(18,378)
Foreign currency translation adjustment	15,867	—	15,867	(10,754)	—	(10,754)
Total other comprehensive income (loss), net of tax	$293,684	$(47,837)	$245,847	$(41,485)	$12,353	$(29,132)

The following table presents details of amounts reclassified from accumulated other comprehensive income (loss) ("AOCI") to net income (loss):

		Amount reclassified from AOCI(1)
AOCI Components	Consolidated statement of operations line item that includes reclassification adjustment	Three months ended June 30,		Six months ended June 30,
		2025	2024	2025	2024

Unrealized gains (losses) on available for sale investments
	Other realized and unrealized investment gains (losses)	$(10,606)	$(59,340)	$(42,990)	$(84,211)
	Impairment losses	(400)	(156)	(2,326)	(164)
	Total before tax	(11,006)	(59,496)	(45,316)	(84,375)
	Income tax (expense) benefit	1,484	5,124	7,654	6,588
	Net of tax	$(9,522)	$(54,372)	$(37,662)	$(77,787)

(1)     Amounts in parentheses are charges to net income (loss).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.    RELATED PARTY TRANSACTIONS
Related Party Transactions with Stone Point Capital, LLC ("Stone Point")
At June 30, 2025, the Company had invested $386.7 million in separately managed accounts ("SMAs") that are managed by Eagle Point which is majority-owned by Trident IX. For the three months ended June 30, 2025, the Company did not pay any fees to Eagle Point.
At June 30, 2025, the Company had invested $5.5 million in a SMA managed by Stone Point Credit LLC. For the three months ended June 30, 2025, the Company did not pay any fees to Stone Point Credit LLC.
Stock Repurchase Agreement with Stone Point

On February 3, 2025, the Company entered into a stock repurchase agreement with T-VIII PubOpps LP ("T8"), an investment vehicle managed by Stone Point, pursuant to which T8 agreed to sell 2,234,636 shares to the Company for an aggregate price of approximately $200 million.

On March 5, 2025, the Company entered into a stock repurchase agreement with T8, pursuant to which T8 agreed to sell 2,139,037 shares to the Company for an aggregate price of approximately $200 million.
Loss Portfolio Transfer Reinsurance Agreement with Enstar

On April 24, 2025, the Company completed a loss portfolio transfer reinsurance agreement with Enstar (refer to Note 6 'Reserves for Losses and Loss Expenses') to retrocede a portfolio of reinsurance business predominantly related to 2021 and prior underwriting years.

Investment in Monarch Point Re

During 2025, the Company invested an additional $7 million in Monarch Point Re (refer to Note 3 'Investments'), a collateralized reinsurer which is jointly sponsored by the Company and Stone Point.

Loans to Monarch Point Re
During 2025, the Company advanced $144 million (2024: $253 million) to Monarch Point Re. These loans will be repaid in a manner consistent with the timing of amounts due to Monarch Point Re under retrocession agreements. At June 30, 2025, an amount of $127 million (2024: $236 million) was repaid and was treated as a non-cash activity in the consolidated statement of cash flows. These loans are expected to be repaid in full by August 15, 2026. The loan balance receivable at June 30, 2025 of $260 million (2024: $243 million) is included in loan advances made in the consolidated balance sheets. At June 30, 2025, the Company had committed to advance a further $84 million (2024: $nil) to Monarch Point Re.

Interest on this loan is payable for this period at an interest rate of 4.8% (2024: interest rates between 4.7% and 5.5%) Interest related to this loan of $7 million (2024: $7 million) was received in advance and is included in other liabilities in the consolidated balance sheets.
15.    REORGANIZATION EXPENSES

For the three and six months ended June 30, 2025, reorganization expenses were $nil (2024: $14 million and $26 million) primarily related to severance costs attributable to the Company's "How We Work" program.

16.    INCOME TAXES
The effective tax rates for the three and six months ended June 30, 2025 were 20.1% and 19.4%, and for the three and six months ended June 30, 2024 were 16.1% and (16.1%), respectively.
The change in the effective rate for the three months ended June 30, 2025 to 20.1% from 16.1% for three months ended June 30, 2024 is attributable to the distribution of net income (loss) among tax jurisdictions.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
16.    INCOME TAXES (CONTINUED)
The change in the effective rate for the six months ended June 30, 2025 to 19.4% from (16.1%) for the six months ended June 30, 2024 is attributable to Bermuda corporate income tax that applies a 15% tax on Bermuda pre-tax income in 2025 compared to the benefit of the Bermuda economic transition adjustment recognized in 2024.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2025 and 2024 and our financial condition at June 30, 2025 and December 31, 2024. This should be read in conjunction with Item 1 'Consolidated Financial Statements' of this report and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024. Unless otherwise noted, tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

SECOND QUARTER 2025 FINANCIAL HIGHLIGHTS

Second Quarter 2025 Consolidated Results of Operations

•Net income available to common shareholders of $216 million, or $2.75 per common share, and $2.72 per diluted common share
•Operating income(1) of $261 million, or $3.29 per diluted common share(1)
•Gross premiums written of $2.5 billion
•Net premiums written of $1.6 billion
•Net premiums earned of $1.4 billion
•Pre-tax, catastrophe and weather-related losses, net of reinsurance, of $37 million ($31 million, after-tax), (Insurance: $36.4 million; Reinsurance: $0.2m), or 2.6 points, primarily attributable to weather-related events.
•Net favorable prior year reserve development of $20 million (Insurance: $15 million; Reinsurance: $5 million)
•Underwriting income(2) of $189 million and combined ratio of 88.9%
•Net investment income of $187 million
•Net investment gains of $43 million
•Foreign exchange losses of $95 million
•Income tax expense of $56 million
Second Quarter 2025 Consolidated Financial Condition
•Total cash and invested assets of $16.3 billion; fixed maturities, short-term investments, and cash and cash equivalents comprise 86% of total cash and investments and have an average credit rating of AA-
•Total assets of $34.2 billion
•Reserve for losses and loss expenses of $17.9 billion and reinsurance recoverable on unpaid and paid losses and loss expenses of $9.7 billion
•Debt of $1.3 billion and debt to total capital ratio(3) of 17.6%
•Total common shares repurchased were 0.5 million shares for a total of $51 million, including $50 million repurchased pursuant to our Board-authorized share repurchase program, and $1 million from employees to facilitate the satisfaction of their personal withholding tax liabilities that arise on the vesting of share-settled restricted stock units
•Common shareholders’ equity of $5.6 billion; book value per diluted common share of $70.34

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
(4)Total cash and invested assets represents the total cash and cash equivalents, fixed maturities, equity securities, mortgage loans, other investments, equity method investments, short-term investments, accrued interest receivable and net receivable (payable) for investments sold (purchased)

OVERVIEW

Business Overview
AXIS Capital, through its operating subsidiaries, is a global specialty underwriter and provider of insurance and reinsurance solutions with locations in Bermuda, the U.S., Europe, Singapore and Canada. Our underwriting operations are organized around our global underwriting platforms, AXIS Insurance and AXIS Re.
We provide our clients and distribution partners with a broad range of risk transfer products and services, and strong capacity, backed by excellent financial strength. We manage our portfolio holistically, aiming to construct the optimum portfolio of risks, consistent with our risk appetite and the development of our franchise. We nurture an ethical, entrepreneurial, disciplined and diverse culture that promotes outstanding client service, intelligent risk taking, operating efficiency, sustainability and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a global specialty underwriting leader. The execution of our business strategy for the first six months of 2025 included the following:
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

•growing our sustainability program to support our communities and to make a positive impact.

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

Nonetheless, the overall outlook for the property and casualty market remains favorable for specialty insurance and reinsurance carriers. Looking at the trends impacting our business:

•Following multiple years of rate increases outpacing loss cost trends across the specialty sector, overall pricing has moderated and in some sectors is softening. Casualty lines continue to see positive rate achievement while property rates are deteriorating due to the influx of capital being deployed in the space. We continue to lean into sectors where premium adequacy metrics are strong, where market dislocations arise and where organic profitable growth opportunities exist.

•The wholesale channel continues to experience substantial submission growth in North America due to dislocations in the standard lines markets. This dynamic broadly enables specialty carriers to deploy a disciplined underwriting strategy to market opportunities.
•Pricing momentum in non-proportional reinsurance continues while our proportional reinsurance business is benefiting from rate increases in the underlying business. While we expect these market conditions to persist, we are seeing nuances by line of business. We continue to focus on underwriting discipline and targeted profitable growth.

Across the business, we will continue to pursue attractive opportunities by employing a focused underwriting strategy and selective appetite. Where price continues to deliver adequate profitability, we will look to grow within our risk and volatility guidelines. With a strengthened book of business, and an expanding footprint in our chosen specialty markets, we believe AXIS remains positioned to drive profitable growth in 2025 and beyond.

Recent Developments
Loss Portfolio Transfer Reinsurance Agreement with Enstar
On April 24, 2025, we completed a loss portfolio transfer reinsurance agreement with Cavello Bay Reinsurance Limited, a wholly-owned subsidiary of Enstar Group Limited ("Enstar") to retrocede a portfolio of reinsurance business predominantly related to 2021 and prior underwriting years (refer to Item 1, Note 14 to the Consolidated Financial Statements 'Related Party Transactions').

The transaction is structured as a 75% ground-up quota share retrocession representing net reserves for losses and loss expenses of approximately $2 billion and provides cover up to a policy limit of approximately $940 million. The transaction is deemed to have met the established criteria for retroactive reinsurance accounting (refer to Item 1, Note 6 to the Consolidated Financial Statements 'Reserve for Losses and Loss Expenses' for further details).

Under the terms of the loss portfolio transfer reinsurance agreement, we will retain responsibility for the management of claims.

In subsequent periods, we will reassess the reserves for losses and loss expenses subject to the loss portfolio transfer reinsurance agreements.

Any adverse prior year reserve development associated with the subject business will increase the cumulative amounts ceded to the reinsurer compared to the consideration paid and will increase the gain determined in accordance with retroactive reinsurance accounting. Consistent with our accounting policy, (refer to Item 7, Note 2 to the Consolidated Financial Statements 'Basis of Presentation and Significant Accounting Policies' included in our Annual Report on Form 10-K for the year ended December 31, 2024), gains are deferred and amortized into net income over the claims settlement period.

Although retroactive reinsurance accounting may result in volatility to our results in the short-term, the loss portfolio transfer reinsurance agreement will provide significant protection from prior year reserve development on the subject business over the contract term, provided this remains within the limit of the agreement.

Bermuda Corporate Income Tax

The effective tax rates of 20.1% and 19.4%, for the three and six months ended June 30, 2025 were attributable to the distribution of net income (loss) among tax jurisdictions. Corporate income tax of 15% applied to Bermuda pre-tax income effective January 1, 2025.

CONSOLIDATED RESULTS OF OPERATIONS

	Three months ended June 30,			Six months ended June 30,
	2025	% Change	2024	2025	% Change	2024

Underwriting revenues:
Gross premiums written	$2,515,971	3%	$2,440,236	$5,310,622	4%	$5,094,663
Net premiums written	1,635,434	4%	1,573,744	3,385,473	3%	3,295,817
Net premiums earned	1,393,431	7%	1,304,478	2,734,251	7%	2,562,519
Other insurance related income	8,662	2%	8,526	12,240	(27%)	16,867
Underwriting expenses:
Net losses and loss expenses	(801,754)	5%	(765,988)	(1,587,679)	6%	(1,494,659)
Acquisition costs	(275,897)	4%	(265,091)	(540,477)	4%	(519,345)
Underwriting-related general and administrative expenses(1)	(135,241)	12%	(120,768)	(265,679)	3%	(258,561)
Underwriting income (2)	189,201		161,157	352,656		306,821

Net investment income	187,297	(2%)	190,975	395,009	10%	358,358
Net investment gains (losses)	43,468	nm	(53,479)	13,462	nm	(62,687)
Corporate expenses(1)	(25,837)	(7%)	(27,673)	(54,562)	2%	(53,252)
Foreign exchange (losses) gains	(94,885)	nm	7,384	(151,920)	nm	30,936
Interest expense and financing costs	(16,586)	(2%)	(17,010)	(33,158)	(3%)	(34,157)
Reorganization expenses	—	nm	(14,014)	—	nm	(26,312)
Amortization of intangible assets	(2,396)	(12%)	(2,729)	(5,125)	(6%)	(5,458)
Income before income taxes and interest in income of equity method investments	280,262		244,611	516,362		514,249
Income tax (expense) benefit	(56,199)	39%	(40,547)	(100,521)	nm	84,107
Interest in income of equity method investments	(705)	nm	7,900	1,586	(83%)	9,069
Net income	223,358		211,964	417,427		607,425
Preferred share dividends	(7,563)	—%	(7,563)	(15,125)	—%	(15,125)
Net income available to common shareholders	$215,795		$204,401	$402,302		$592,300

nm – not meaningful is defined as a variance greater than +/-100%
(1)Underwriting-related general and administrative expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most comparable GAAP financial measure, also included corporate expenses of $26 million and $28 million for the three months ended June 30, 2025 and 2024, respectively, and $55 million and $53 million for the six months ended June 30, 2025 and 2024, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for further details on corporate expenses. Refer also to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures Reconciliation' for further details.
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

Underwriting Revenues

Underwriting revenues by segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2025	% Change	2024	2025	% Change	2024

Gross premiums written:
Insurance	$1,932,435	7%	$1,814,066	$3,588,337	6%	$3,388,571
Reinsurance	583,536	(7%)	626,170	1,722,285	1%	1,706,092
Total gross premiums written	$2,515,971	3%	$2,440,236	$5,310,622	4%	$5,094,663

Percent of gross premiums written ceded
Insurance	33%	(1 pts)	34%	35%	— pts	35%
Reinsurance	41%	2 pts	39%	39%	2 pts	37%
Total percent of gross premiums written ceded	35%	(1 pts)	36%	36%	1 pts	35%

Net premiums written:
Insurance	$1,290,510	8%	$1,194,197	$2,335,090	5%	$2,216,551
Reinsurance	344,924	(9%)	379,547	1,050,383	(3%)	1,079,266
Total net premiums written	$1,635,434	4%	$1,573,744	$3,385,473	3%	$3,295,817

Net premiums earned:
Insurance	$1,032,961	8%	$958,212	$2,043,047	9%	$1,876,159
Reinsurance	360,470	4%	346,266	691,204	1%	686,360
Total net premiums earned	$1,393,431	7%	$1,304,478	$2,734,251	7%	$2,562,519

Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment' for further details on underwriting revenues.

Combined Ratio

The components of the combined ratio were as follows:

	Three months ended June 30,			Six months ended June 30,
	2025	% Point Change	2024	2025	% Point Change	2024

Current accident year loss ratio, excluding catastrophe and weather-related losses(1)	56.4%	1.3	55.1%	56.3%	0.6	55.7%
Catastrophe and weather-related losses ratio(1)	2.6%	(1.0)	3.6%	3.2%	0.6	2.6%
Current accident year loss ratio(1)	59.0%	0.3	58.7%	59.5%	1.2	58.3%
Prior year reserve development ratio	(1.5%)	(1.5)	—%	(1.4%)	(1.4)	—%
Net losses and loss expenses ratio	57.5%	(1.2)	58.7%	58.1%	(0.2)	58.3%
Acquisition cost ratio	19.8%	(0.5)	20.3%	19.8%	(0.5)	20.3%
General and administrative expense ratio(2)	11.6%	0.2	11.4%	11.6%	(0.6)	12.2%
Combined ratio	88.9%	(1.5)	90.4%	89.5%	(1.3)	90.8%

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
(2)    The general and administrative expense ratio included corporate expenses not allocated to underwriting segments of 1.9% and 2.1% for the three months ended June 30, 2025 and 2024, respectively, and 2.0% and 2.1% for the six months ended June 30, 2025 and 2024, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for further details.
Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment' for further details on underwriting expenses.

RESULTS BY SEGMENT

Insurance Segment

Results for the insurance segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2025	% Change	2024	2025	% Change	2024

Revenues:
Gross premiums written	$1,932,435	7%	$1,814,066	$3,588,337	6%	$3,388,571
Net premiums written	1,290,510	8%	1,194,197	2,335,090	5%	2,216,551
Net premiums earned	1,032,961	8%	958,212	2,043,047	9%	1,876,159
Other insurance related income (loss)	6	nm	(61)	162	nm	(39)

Expenses:
Current accident year net losses and loss expenses	(576,986)		(542,591)	(1,153,052)		(1,039,455)
Prior year reserve development	15,216		—	29,194		—
Acquisition costs	(194,912)		(188,026)	(388,933)		(364,055)
Underwriting-related general and administrative expenses	(124,646)		(111,894)	(244,238)		(233,981)

Underwriting income	$151,639		$115,640	$286,180		$238,629

Ratios:		% Point Change			% Point Change
Current accident year loss ratio, excluding catastrophe and weather-related losses	52.3%	0.5	51.8%	52.3%	0.4	51.9%
Catastrophe and weather-related losses ratio	3.6%	(1.2)	4.8%	4.1%	0.6	3.5%
Current accident year loss ratio	55.9%	(0.7)	56.6%	56.4%	1.0	55.4%
Prior year reserve development ratio	(1.5%)	(1.5)	—%	(1.4%)	(1.4)	—%
Net losses and loss expenses ratio	54.4%	(2.2)	56.6%	55.0%	(0.4)	55.4%
Acquisition cost ratio	18.9%	(0.7)	19.6%	19.0%	(0.4)	19.4%
Underwriting-related general and administrative expense ratio	12.0%	0.3	11.7%	12.0%	(0.5)	12.5%
Combined ratio	85.3%	(2.6)	87.9%	86.0%	(1.3)	87.3%

nm – not meaningful

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended June 30,					Six months ended June 30,
	2025		2024		% Change	2025		2024		% Change

Property	$645,476	32%	$641,147	36%	1%	$1,140,894	31%	$1,119,982	33%	2%
Professional lines	343,370	18%	299,087	16%	15%	600,529	17%	535,752	16%	12%
Liability	365,542	19%	311,563	17%	17%	669,300	19%	599,268	18%	12%
Cyber	136,562	7%	164,518	9%	(17%)	250,507	7%	297,454	9%	(16%)
Marine and aviation	224,393	12%	219,850	12%	2%	491,544	14%	481,860	14%	2%
Accident and health	126,985	7%	101,243	6%	25%	251,826	7%	205,849	6%	22%
Credit and political risk	90,107	5%	76,658	4%	18%	183,737	5%	148,406	4%	24%
Total	$1,932,435	100%	$1,814,066	100%	7%	$3,588,337	100%	$3,388,571	100%	6%

Gross premiums written for the three months ended June 30, 2025 increased by $118 million, or 7% ($116 million, or 6%, on a constant currency basis(1)), compared to the three months ended June 30, 2024. The increase was primarily attributable to liability, professional lines, accident and health, credit and political risk, marine and aviation, and property lines, partially offset by a decrease in cyber lines.

The increase in liability lines was driven by new U.S. excess casualty business and the timing of renewals of two significant contracts.

The increase in professional lines was due to new U.S. design professional, Allied Health and environmental business, a higher level of activity in transactional liability business, new program business and a higher level of premiums associated with renewed program business.

The increase in accident and health lines was attributable to a higher level of premiums and increased rate associated with renewed pet insurance business together with new pet insurance business.

The increase in credit and political risk lines was driven by a higher level of premiums associated with renewed surety program business and new political risk business at Lloyds.

The increase in marine and aviation lines was attributable to new marine offshore renewable energy and marine cargo business, and premium adjustments principally related to aviation business written on a line slip basis, partially offset by a lower level of premiums associated with marine war business and the timing of the renewal of a significant contract in marine energy business.

The increase in property lines was due to new program and onshore renewable energy business, together with a higher level of premiums associated with renewed onshore renewable energy business, and positive premium adjustments in the three months ended June 30, 2025 related to program business, partially offset by reduced opportunities in the excess and surplus lines market and a lower level of premiums related to business written on a line slip basis associated with competitive market conditions.

The decrease in cyber lines was attributable to the cancellation of two significant programs, partially offset by negative premium adjustments in the three months ended June 30, 2024 related to business written on a line slip basis.

Gross premiums written for the six months ended June 30, 2025 increased by $200 million, or 6%, compared to the six months ended June 30, 2024. The increase was primarily attributable to liability, professional lines, accident and health, credit and political risk, property, and marine and aviation lines, partially offset by a decrease in cyber

(1) Amounts presented on a constant currency basis are non-GAAP financial measures as defined in Item 10 (e) of SEC Regulation S-K. The constant currency basis is calculated by applying the average foreign exchange rate from the current year to the prior year balance. Variances that are unchanged on a constant currency basis are omitted from the narrative.

The increases in liability, professional lines, accident and health, credit and political risk, property, and marine and aviation lines were driven by new business.

The increase in liability lines was also driven by favorable rate change associated with U.S. excess casualty business, the timing of renewals of two significant contracts and a higher level of premiums associated with program business, partially offset by a decrease in U.S. primary casualty business attributable to underwriting actions taken to reposition the portfolio and non-renewals.
The increase in accident and health lines was also attributable to a higher level of premiums and increased rate associated with renewed pet insurance business.

The increase in credit and political risk lines was driven by a higher level of premiums associated with renewed surety program business.

The increase in property lines was also due to positive premium adjustments in the six months ended June 30, 2025 related to program business, and a higher level of premiums associated with renewed onshore renewable energy business, partially offset by reduced opportunities in the excess and surplus lines market and a lower level of premiums related to business written on a line slip basis associated with competitive market conditions.

The increase in marine and aviation lines was also attributable to premium adjustments principally related to aviation business written on a line slip basis, partially offset by a lower level of premiums associated with marine war business and the timing of renewals in aviation war and marine energy business.

The decrease in cyber lines was related to the cancellation of two significant programs, partially offset by negative premium adjustments in the six months ended June 30, 2024 related to business written on a line slip basis.

Ceded Premiums Written

Ceded premiums written for the three months ended June 30, 2025 was $642 million, or 33%, of gross premiums written, compared to $620 million, or 34%, of gross premiums written for the three months ended June 30, 2024. The increase in ceded premiums written of $22 million, or 4%, was primarily driven by increases in accident and health, and professional lines, partially offset by decreases in property and cyber lines.

The increase in accident and health lines was attributable to a new quota share treaty and the increase in gross premiums written for the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

The increase in professional lines reflected the increase in gross premiums written for the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

The decrease in property lines was due to the restructuring of a significant existing quota share treaty.

The decrease in cyber lines reflected the decrease in gross premiums written for the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

Ceded premiums written for the six months ended June 30, 2025 was $1,253 million, or 35%, of gross premiums written, compared to $1,172 million, or 35%, of gross premiums written for the six months ended June 30, 2024. The increase in ceded premiums written of $81 million, or 7%, was primarily driven by increases in accident and health, liability, credit and political risk, professional lines, and cyber lines, partially offset by decreases in property, and marine and aviation lines.

The increase in accident and health lines was attributable to a new quota share treaty and the increase in gross premiums written for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

The increase in liability lines reflected the increase in gross premiums written for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, partially offset by the restructuring of a significant existing quota share treaty

The increase in credit and political risk, and professional lines reflected the increase in gross premiums written for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

The increase in cyber lines was due to higher costs associated with an excess of loss treaty for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, partially offset by the decrease in gross premiums written for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

The decrease in property lines was due to the restructuring of a significant existing quota share treaty, partially offset by the increase in gross premiums written for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

The decrease in marine and aviation lines was attributable to reinstatement premiums associated with losses and loss expenses for the six months ended June 30, 2024.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended June 30,					Six months ended June 30,
	2025		2024		% Change	2025		2024		% Change

Property	$332,581	32%	$274,069	28%	21%	$650,915	32%	$527,662	28%	23%
Professional lines	211,837	21%	199,894	21%	6%	414,479	20%	396,474	21%	5%
Liability	128,055	12%	120,138	13%	7%	246,207	12%	244,778	13%	1%
Cyber	79,165	8%	86,289	9%	(8%)	158,372	8%	169,148	9%	(6%)
Marine and aviation	154,643	15%	160,084	17%	(3%)	309,589	15%	299,374	16%	3%
Accident and health	80,360	8%	87,700	9%	(8%)	169,503	8%	171,957	9%	(1%)
Credit and political risk	46,320	4%	30,038	3%	54%	93,982	5%	66,766	4%	41%
Total	$1,032,961	100%	$958,212	100%	8%	$2,043,047	100%	$1,876,159	100%	9%

Net premiums earned for the three months ended June 30, 2025 increased by $75 million, or 8%, compared to the three months ended June 30, 2024.

The increase was primarily driven by increases in gross premiums earned in property, accident and health, credit and political risk, professional lines and liability lines, together with decreases in ceded premiums earned in cyber and property lines. These amounts were partially offset by an increase in ceded premiums earned in accident and health lines and a decrease in gross premiums earned in cyber lines.

Net premiums earned for the six months ended June 30, 2025 increased by $167 million, or 9%, compared to the six months ended June 30, 2024.

The increase was primarily driven by increases in gross premiums earned in property, credit and political risk, and professional lines, together with decreases in ceded premiums earned in cyber, marine and aviation, and professional lines. These amounts were partially offset by a decrease in gross premiums earned in cyber lines. and an increase in ceded premiums earned in credit and political risk lines.

Loss Ratio

The components of the loss ratio were as follows:

	Three months ended June 30,			Six months ended June 30,
	2025	% Point Change	2024	2025	% Point Change	2024

Current accident year loss ratio	55.9%	(0.7)	56.6%	56.4%	1.0	55.4%
Prior year reserve development ratio	(1.5%)	(1.5)	—%	(1.4%)	(1.4)	—%
Loss ratio	54.4%	(2.2)	56.6%	55.0%	(0.4)	55.4%

Current Accident Year Loss Ratio

The current accident year loss ratio decreased to 55.9% for the three months ended June 30, 2025, from 56.6% for the three months ended June 30, 2024.

The decrease in the current accident year loss ratio for three months ended June 30, 2025, compared to the same period in 2024, was impacted by a lower level of catastrophe and weather-related losses. During the three months ended June 30, 2025, catastrophe and weather-related losses, net of reinsurance, were $36 million, or 3.6 points, primarily attributable to weather-related events. Comparatively, during the three months ended June 30, 2024, catastrophe and weather-related losses, were $46 million, or 4.8 points, attributable to weather-related events.

Adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio increased to 52.3% for the three months ended June 30, 2025, from 51.8% for the three months ended June 30, 2024, principally due to the impact of loss trends over pricing in most lines of business, partially offset by the change in business mix attributable to the increase in property business written in recent periods that is associated with a relatively lower loss ratio.

The current accident year loss ratio increased to 56.4% for the six months ended June 30, 2025, from 55.4% for the six months ended June 30, 2024.

The increase in the current accident year loss ratio for the six months ended June 30, 2025, compared to the same period in 2024, was impacted by a higher level of catastrophe and weather-related losses. During the six months ended June 30, 2025, catastrophe and weather-related losses, net of reinsurance, were $84 million, or 4.1 points, including $30.5 million, or 1.5 points attributable to California Wildfires. The remaining losses were primarily attributable to other weather-related events. Comparatively, during the six months ended June 30, 2024, catastrophe and weather-related losses, were $65 million, or 3.5 points, attributable to weather-related events.

Adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio increased to 52.3% for the six months ended June 30, 2025, from 51.9% for the six months ended June 30, 2024, principally due to the impact of loss trends over pricing in most lines of business, partially offset by the change in business mix attributable to the increase in property business written in recent periods that is associated with a relatively lower loss ratio.

Prior Year Reserve Development

Refer to Item 1, Note 6 to the Consolidated Financial Statements 'Reserve for losses and loss expenses' for details on prior year reserve development by segment, reserve class and accident year.

Acquisition Cost Ratio

The acquisition cost ratio decreased to 18.9% for the three months ended June 30, 2025, from 19.6% for the three months ended June 30, 2024, primarily related to an increase in ceding commission in accident and health, cyber and property lines.

Gross variable acquisition costs for the three months ended June 30, 2025, were consistent with gross variable acquisition costs for the three months ended June 30, 2024, related to changes in business mix attributable to increases in accident and health, property, and credit and political risk lines business written in recent periods, largely offset by a decrease in cyber lines business written in the recent periods.

The acquisition cost ratio decreased to 19.0% for the six months ended June 30, 2025, from 19.4% for the six months ended June 30, 2024 primarily related to increase in ceding commission in accident and health, cyber, marine and aviation, and property lines.

Gross variable acquisition costs for the six months ended June 30, 2025, were consistent with gross variable acquisition costs for the six months ended June 30, 2024, related to changes in business mix attributable to increases in accident and health, property, and credit and political risk lines business written in recent periods, largely offset by a decrease in cyber lines business written in the recent periods.

Underwriting-Related General and Administrative Expense Ratio

The underwriting-related general and administrative expense ratio increased to 12.0% for the three months ended June 30, 2025, from 11.7% for the three months ended June 30, 2024, mainly driven increases in personnel costs associated with new underwriting teams, information technology costs and professional fees, partially offset by an increase in net premiums earned.

The underwriting-related general and administrative expense ratio decreased to 12.0% for the six months ended June 30, 2025, from 12.5% for the six months ended June 30, 2024, mainly driven by an increase in net premiums earned, partially offset by an increase in personnel costs associated with new underwriting teams.

Reinsurance Segment

Results from the reinsurance segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2025	% Change	2024	2025	% Change	2024

Revenues:
Gross premiums written	$583,536	(7%)	$626,170	$1,722,285	1%	$1,706,092
Net premiums written	344,924	(9%)	379,547	1,050,383	(3%)	1,079,266
Net premiums earned	360,470	4%	346,266	691,204	1%	686,360
Other insurance related income	8,656	1%	8,587	12,078	(29%)	16,906

Expenses:
Current accident year net losses and loss expenses	(244,997)		(223,397)	(472,793)		(455,204)
Prior year reserve development	5,013		—	8,972		—
Acquisition costs	(80,985)		(77,065)	(151,544)		(155,290)
Underwriting-related general and administrative expenses	(10,595)		(8,874)	(21,441)		(24,580)

Underwriting income	$37,562		$45,517	$66,476		$68,192
Ratios:		% Point Change			% Point Change
Current accident year loss ratio, excluding catastrophe and weather-related losses	67.9%	3.7	64.2%	68.2%	2.2	66.0%
Catastrophe and weather-related losses ratio	0.1%	(0.2)	0.3%	0.2%	(0.1)	0.3%
Current accident year loss ratio	68.0%	3.5	64.5%	68.4%	2.1	66.3%
Prior year reserve development ratio	(1.4%)	(1.4)	—%	(1.3%)	(1.3)	—%
Net losses and loss expenses ratio	66.6%	2.1	64.5%	67.1%	0.8	66.3%
Acquisition cost ratio	22.5%	0.2	22.3%	21.9%	(0.7)	22.6%
Underwriting-related general and administrative expense ratio	2.9%	0.4	2.5%	3.1%	(0.5)	3.6%
Combined ratio	92.0%	2.7	89.3%	92.1%	(0.4)	92.5%

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended June 30,					Six months ended June 30,
	2025		2024		% Change	2025		2024		% Change

Liability	$168,566	29%	$169,933	27%	(1%)	$421,637	24%	$388,108	23%	9%
Professional lines	171,851	29%	203,001	32%	(15%)	360,296	21%	349,833	21%	3%
Motor	26,066	4%	26,039	4%	—%	150,445	9%	178,184	10%	(16%)
Accident and health	22,337	4%	32,376	5%	(31%)	303,692	18%	343,169	20%	(12%)
Credit and surety	116,290	20%	88,281	14%	32%	320,956	19%	252,324	15%	27%
Agriculture	55,256	9%	74,290	12%	(26%)	104,157	6%	113,791	7%	(8%)
Marine and aviation	18,871	3%	22,881	4%	(18%)	52,365	3%	69,015	4%	(24%)
Total	579,237	98%	616,801	98%	(6%)	1,713,548	100%	1,694,424	100%	1%

Run-off lines
Catastrophe	249	1%	4,491	2%	(94%)	1,216	—%	5,913	—%	(79%)
Property	848	—%	2,013	—%	(58%)	2,493	—%	1,857	—%	34%
Engineering	3,202	1%	2,865	—%	12%	5,028	—%	3,898	—%	29%
Total run-off lines	4,299	2%	9,369	2%	(54%)	8,737	—%	11,668	—%	(25%)
Total	$583,536	100%	$626,170	100%	(7%)	$1,722,285	100%	$1,706,092	100%	1%

Gross premiums written for the three months ended June 30, 2025, decreased by $43 million, or 7%, compared to the three months ended June 30, 2024. The decrease was primarily attributable to professional lines, agriculture, accident and health, catastrophe, marine and aviation, liability and property lines, partially offset by an increase in credit and surety, and motor lines.

The decrease in professional lines was attributable to the timing of renewals of two significant contracts and negative premium adjustments in the three months ended June 30, 2025 due to client retentions compared to positive premium adjustments in the three months ended June 30, 2024 attributable to timing.

The decrease in agriculture lines was due to the non-renewal a significant contract and negative premium adjustments in the three months ended June 30, 2025 associated with challenging market conditions, partially offset by new business and the timing of a renewal.

The decrease in accident and health lines was driven by a lower level of premiums in the three months ended June 30, 2025, compared to the three months ended June 30, 2024 associated with a significant short-term medical program, and non-renewals attributable to increased competition.

The decrease in marine and aviation lines was related to decreased line sizes attributable to client retentions and increased competition for marine business and negative premium adjustments in the three months ended June 30, 2025, compared to positive premium adjustments in the three months ended June 30, 2024.

The decrease in liability lines was due to non-renewals attributable to client retentions and decreased line sizes on several contracts, largely offset by new general liability business at Lloyd's and new workers compensation business, together with a higher level of positive premium adjustments in the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

The increase in credit and surety lines was driven by a higher level of premium adjustments in the three months ended June 30, 2025, compared to the three months ended June 30, 2024 attributable to credit business, together with new credit business, partially offset by a decreased line size on a significant credit contract.

Gross premiums written for the three months ended June 30, 2025, was comparable to gross premiums written for the three months ended June 30, 2024 in motor lines due to the timing of renewals of several contracts, largely offset by non-renewals due to increased competition for non-proportional U.K. business, and a lower level of positive premium adjustments.

Gross premiums written for the six months ended June 30, 2025, increased by $16 million, or 1% ($40 million, or 2%, on a constant currency basis), compared to the six months ended June 30, 2024. The increase was primarily attributable to credit and surety, liability, professional lines, partially offset by decreases in accident and health, motor, marine and aviation, agriculture and catastrophe lines.

The increase in credit and surety lines was driven by new business, a higher level of premium adjustments in the six months ended June 30, 2025, compared to the six months ended June 30, 2024 attributable to credit business, and increased line sizes on credit contracts.

The increase in liability lines was due to the timing of renewals, new general liability business at Lloyd's and new workers compensation business, a higher level of positive premium adjustments in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, and the restructuring of a significant contract at Lloyds, partially offset by decreased line sizes on several contracts and non-renewals.

The increase in professional lines was primarily attributable to new cyber business, partially offset by non-renewals and decreased line sizes.

The decrease in accident and health lines was driven by decreased line sizes and non-renewals attributable to increased competition, a lower level of premiums in the six months ended June 30, 2025, compared to the six months ended June 30, 2024 associated with a significant short-term medical program and negative premium adjustments in the six months ended June 30, 2025, compared to positive premium adjustments in the six months ended June 30, 2024, partially offset by the timing of renewals of several significant contracts.

The decrease in motor lines was attributable to decreased line sizes and non-renewals due to increased competition for non-proportional U.K. business, and the timing of renewal of a significant proportional contract, partially offset by positive premium adjustments related to a large quota share contract, and non-proportional business associated with favorable market conditions.

The decrease in marine and aviation lines was related to decreased line sizes and non-renewals attributable to client retentions and increased competition for marine business.

The decrease in agriculture lines was due to the non-renewal of a significant contract and negative premium adjustments in the six months ended June 30, 2025 associated with challenging market conditions, partially offset by new business.

Ceded Premiums Written

Ceded premiums written for the three months ended June 30, 2025, was $239 million, or 41%, of gross premiums written, compared to $247 million, or 39%, of gross premiums written for the three months ended June 30, 2024. The decrease in ceded premiums written of $8 million, or 3%, was primarily driven by a decrease in professional lines, partially offset by increases in liability, and credit and surety lines.

The decrease in professional lines reflected the decrease in gross premiums written in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, and the restructuring of significant quota share retrocession treaties with strategic capital partners.

The increase in liability lines reflected the restructuring of a significant quota share retrocession treaty with a strategic capital partner.

The increase in credit and surety lines reflected the increase in gross premiums written in the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

Ceded premiums written for the six months ended June 30, 2025, was 672 million, or 39%, of gross premiums written, compared to $627 million, or 37%, of gross premiums written for the six months ended June 30, 2024. The increase in ceded premiums written of 45 million, or 7%, was primarily driven by increases in liability, credit and surety, and professional lines, partially offset by decreases in motor, and accident and health lines.

The increases in liability, credit and surety, and professional lines reflected the increase in gross premiums written in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, and the restructuring of significant quota share retrocession treaties with strategic capital partners.

The decrease in motor lines reflected the decrease in gross premiums written in the six months ended June 30, 2025, compared to the six months ended June 30, 2024, and the restructuring of two significant quota share retrocession treaties with strategic capital partners.

The decrease in accident and health lines reflected the decrease in gross premiums written in the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended June 30,					Six months ended June 30,
	2025		2024		% Change	2025		2024		% Change

Liability	$80,684	22%	$80,729	23%	—%	$154,824	22%	$165,148	24%	(6%)
Professional lines	51,829	14%	42,727	12%	21%	95,005	14%	79,622	12%	19%
Motor	32,255	9%	31,297	9%	3%	61,532	9%	63,120	9%	(3%)
Accident and health	81,110	23%	81,813	24%	(1%)	150,097	22%	162,829	24%	(8%)
Credit and surety	75,983	21%	61,303	18%	24%	139,021	20%	117,101	17%	19%
Agriculture	21,862	6%	27,483	8%	(20%)	53,946	8%	50,967	7%	6%
Marine and aviation	12,567	3%	13,420	4%	(6%)	28,267	4%	32,320	5%	(13%)
Total	356,290	98%	338,772	98%	5%	682,692	99%	671,107	98%	2%

Run-off lines
Catastrophe	(6)	—%	3,946	1%	(100%)	979	—%	7,429	1%	(87%)
Property	962	—%	1,515	—%	(37%)	2,464	—%	4,631	1%	(47%)
Engineering	3,224	2%	2,033	1%	59%	5,069	1%	3,193	—%	59%
Total run-off lines	4,180	2%	7,494	2%	(44%)	8,512	1%	15,253	2%	(44%)
Total	$360,470	100%	$346,266	100%	4%	$691,204	100%	$686,360	100%	1%

Net premiums earned for the three months ended June 30, 2025, increased by $14 million, or 4%, compared to the three months ended June 30, 2024.

The increase was primarily driven by increases in gross premiums earned in credit and surety, and professional lines. These amounts were partially offset by an increase in ceded premiums earned in credit and surety lines together with a decrease in gross premiums earned in agriculture lines.

Net premiums earned for the six months ended June 30, 2025, increased by $5 million, or 1%, ($12 million, or 2%, on a constant currency basis), compared to the six months ended June 30, 2024.

The increase was primarily driven by increases in gross premiums earned in credit and surety, and professional lines. These amounts were partially offset by increases in ceded premiums earned in credit and surety, professional lines, and liability lines together with decreases in gross premiums earned in accident and health, and catastrophe lines.

Other Insurance Related Income (Loss)

Other insurance related income for the three and six months ended June 30, 2025 of $9 million and $12 million, respectively, compared to other insurance related income for the three and six months ended June 30, 2024 of $9 million and $17 million, respectively, was primarily associated with fees related to arrangements with strategic capital partners.

Loss Ratio

The components of the loss ratio were as follows:

	Three months ended June 30,			Six months ended June 30,
	2025	% Point Change	2024	2025	% Point Change	2024

Current accident year loss ratio	68.0%	3.5	64.5%	68.4%	2.1	66.3%
Prior year reserve development ratio	(1.4%)	(1.4)	—%	(1.3%)	(1.3)	—%
Loss ratio	66.6%	2.1	64.5%	67.1%	0.8	66.3%

Current Accident Year Loss Ratio

The current accident year loss ratio increased to 68.0% for the three months ended June 30, 2025, from 64.5% for the three months ended June 30, 2024.

During the three months ended June 30, 2025, catastrophe and weather-related losses, net of reinsurance, were $0.2 million. Comparatively, during the three months ended June 30, 2024, catastrophe and weather-related losses, were $1 million, or 0.3 points, attributable to weather-related events.

Adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio increased to 67.9% for the three months ended June 30, 2025, from 64.2% for the three months ended June 30, 2024, principally due to higher loss ratios and the impact of loss trends over pricing in most lines of business, partially offset by the change in business mix attributable to the increase in credit and surety business written in the recent periods which is associated with a relatively lower loss ratio in the three months ended June 30, 2025. In addition, the current accident year loss ratio in the three months ended June 30, 2024 benefited from improved loss experience in marine and aviation lines, partially offset by elevated loss experience in engineering lines.

The current accident year loss ratio increased to 68.4% for the six months ended June 30, 2025, from 66.3% for the six months ended June 30, 2024.

During the six months ended June 30, 2025, catastrophe and weather-related losses, net of reinsurance, were $2 million, or 0.2 points, attributable to California Wildfires. Comparatively, during the six months ended June 30, 2024, catastrophe and weather-related losses, were $2 million, or 0.3 points, attributable to weather-related events.

Adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio increased to 68.2% for the six months ended June 30, 2025, from 66.0% for the six months ended June 30, 2024, principally due to higher loss ratios in liability, and accident and health lines of business, together with the impact of loss trends over pricing in all lines of business, partially offset by the change in business mix attributable to the increase in credit and surety business written in the recent periods which is associated with a relatively lower loss ratio in the six months ended June 30, 2025. In addition, the current accident year loss ratio in the six months ended June 30, 2024 was impacted by elevated loss experience in marine and aviation, and engineering lines.

Prior Year Reserve Development

Refer to Item 1, Note 6 to the Consolidated Financial Statements 'Reserve for losses and loss expenses' for details on prior year reserve development by segment, reserve class and accident year.

Acquisition Cost Ratio

The acquisition cost ratio of 22.5% for the three months ended June 30, 2025, was comparable to 22.3% for the three months ended June 30, 2024, primarily related to an increase in gross acquisition costs associated with changes in business mix due to increases in credit and surety, and professional lines business written in the recent periods which is associated with relatively higher gross acquisition cost ratios, largely offset by adjustments attributable to loss-sensitive features mainly in accident and health, and credit and surety lines, together with the impact of changes in business mix on retrocessional contracts driven by increases in credit and surety, and professional lines business written in recent periods.

The acquisition cost ratio decreased to 21.9% for the six months ended June 30, 2025, from 22.6% for the six months ended June 30, 2024, primarily related to elevated adjustments attributable to loss-sensitive features mainly in liability lines in 2024, partially offset by an increase in gross acquisition costs associated with changes in business mix due to increases in credit and surety, and professional lines business written in the recent periods which is associated with relatively higher acquisition cost ratios.

Underwriting-Related General and Administrative Expense Ratio

The underwriting-related general and administrative expense increased to 2.9% for the three months ended June 30, 2025, from 2.5% for the three months ended June 30, 2024, mainly driven a decrease in fees related to arrangements with strategic capital partners of $13.6 million for the three months ended June 30, 2025, compared to $14.4 million for the three months ended June 30, 2024, partially offset by an increase in net premiums earned.

The underwriting-related general and administrative expense decreased to 3.1% for the six months ended June 30, 2025, from 3.6% for the six months ended June 30, 2024, mainly driven by a decrease in personnel costs, and an increase in net premiums earned.

NET INVESTMENT INCOME AND NET INVESTMENT GAINS (LOSSES)

Net Investment Income

Net investment income from our cash and investment portfolio by major asset class was as follows:

	Three months ended June 30,			Six months ended June 30,
	2025	% Change	2024	2025	% Change	2024

Fixed maturities	$149,861	(3%)	$154,023	$296,572	1%	$293,419
Other investments	18,479	29%	14,301	40,889	nm	19,974
Equity securities	3,155	3%	3,057	6,363	9%	5,819
Mortgage loans	5,956	(35%)	9,108	12,824	(30%)	18,237
Cash and cash equivalents	16,649	21%	13,733	50,028	83%	27,395
Short-term investments	541	(86%)	3,766	2,527	(65%)	7,229
Gross investment income	194,641	(2%)	197,988	409,203	10%	372,073
Investment expense	(7,344)	5%	(7,013)	(14,194)	3%	(13,715)
Net investment income	$187,297	(2%)	$190,975	$395,009	10%	$358,358

Pre-tax yield:(1)
Fixed maturities	4.8%		4.5%	4.7%		4.4%

nm - not meaningful
(1) Pre-tax yield is calculated by dividing annualized net investment income by the average month-end amortized cost balances.

Fixed Maturities

Net investment income attributable to fixed maturities for the three and six months ended June 30, 2025 was $150 million and $297 million, respectively, compared to net investment income attributable to fixed maturities of $154 million and $293 million, respectively, for the three and six months ended June 30, 2024. The decrease for the three months ended June 30, 2025, compared to same period in 2024, was due to the decrease in fixed maturity assets associated with the LPT transaction with Enstar. The increase for the six months ended June 30, 2025, compared to the same period in 2024, was due to higher yields, partially offset bv the decrease in fixed maturity assets associated with the LPT transaction with Enstar.

Other Investments
Net investment income from other investments was as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Multi-strategy, direct lending, private equity and real estate funds	$12,431	$14,145	$27,601	$17,480
Other privately held investments	6,048	146	12,704	2,484
CLO-Equities	—	10	584	10
Total net investment income from other investments	$18,479	$14,301	$40,889	$19,974

Pre-tax return on other investments(1)	2.0%	1.5%	4.4%	2.1%

(1)Pre-tax return on other investments is calculated by dividing total net investment income from other investments by the average month-end fair value balances held for the periods indicated.

Net investment income attributable to other investments for the three and six months ended June 30, 2025 increased to $18 million and $41 million, respectively, compared to net investment income attributable to other investments of $14 million and $20 million, respectively, for the three and six months ended June 30, 2024. The increase for the three and six months ended June 30, 2025, compared to the same period in 2024, was primarily related to higher returns from other privately held investments, real estate and direct lending funds.

Net Investment Gains (Losses)

Net investment gains (losses) were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

On sale of investments:
Fixed maturities, short-term investments, and cash and cash equivalents	$(8,279)	$(46,405)	$(37,880)	$(75,938)
Equity securities	1,313	—	28,510	22,914
	(6,966)	(46,405)	(9,370)	(53,024)
(Increase) decrease in allowance for expected credit losses, fixed maturities, available for sale	(859)	(394)	(1,104)	6,128
(Increase) decrease in allowance for expected credit losses, mortgage loans	(1,473)	(12,569)	(3,958)	(14,428)
Impairment losses (1)	(400)	(156)	(2,326)	(164)
Change in fair value of investment derivatives	(1,035)	228	(1,451)	1,023
Net unrealized gains (losses) on equity securities	54,201	5,817	31,671	(2,222)
Net investment gains (losses)	$43,468	$(53,479)	$13,462	$(62,687)

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

Net investment gains for the three and six months ended June 30, 2025 were $43 million and $13 million, respectively, compared to net investment losses of $53 million and $63 million, respectively, for the three and six months ended June 30, 2024.

For the three months ended June 30, 2025, the net investment gains were primarily due to net unrealized gains on equity securities, partially offset by net realized losses on the sale of corporate debt and Agency RMBS. For the three months ended June 30, 2024, the net investment losses were primarily due to net realized losses on the sale of Agency RMBS, U.S. government and corporate debt securities, partially offset by net unrealized gains on equity securities.

For the six months ended June 30, 2025, the net investment gains were primarily due to net unrealized gains on equity securities and net realized gains on the sale of equity securities, partially offset by net realized losses on the sale of corporate debt, Agency RMBS and U.S. government securities. For the six months ended June 30, 2024, the net investment losses were primarily due to net realized losses on the sale of U.S. government, Agency RMBS and corporate debt securities, partially offset by net realized gains on the sale of equity securities.

(Increase) decrease in allowance for expected credit losses, fixed maturities, available for sale

For the six months ended June 30, 2024, the allowance for expected credit losses decreased by $6 million primarily related to the sale of securities. Refer to Note 3(i) to the Consolidated Financial Statements 'Investments'.

(Increase) decrease in allowance for expected credit losses, mortgage loans

For the three and six months ended June 30, 2025, the allowance for expected credit losses increased by $1 million and $4 million, respectively, primarily related to commercial properties exposed to the office sector. For the three and six months ended June 30, 2024, the allowance for expected credit losses increased by $13 million and $14 million, respectively, primarily related to commercial properties exposed to the office sector. Refer to Note 3(d) to the Consolidated Financial Statements 'Investments'.

Total Return
Total return on cash and investments was as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Net investment income	$187,297	$190,975	$395,009	$358,358
Net investment gains (losses)	43,468	(53,479)	13,462	(62,687)
Change in net unrealized gains (losses) on fixed maturities (1)	142,257	21,232	277,817	(30,731)
Interest in income of equity method investments	(705)	7,900	1,586	9,069
Total	$372,317	$166,628	$687,874	$274,009

Average cash and investments(2)	$16,520,011	$16,932,010	$17,191,155	$16,887,183

Pre-tax, total return on average cash and investments:
Including investment related foreign exchange movements	2.3%	1.0%	4.0%	1.6%
Excluding investment related foreign exchange movements(3)	1.7%	1.0%	3.2%	1.8%

(1)Change in net unrealized gains (losses) on fixed maturities is calculated by taking net unrealized gains (losses) at period end less net unrealized gains (losses) at the prior period end.
(2)The average cash and investments balance is the average of the monthly fair value balances.
(3)Pre-tax, total return on average cash and investments excluding foreign exchange movements is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to pre-tax, total return on average cash and investments, the most comparable GAAP financial measure, included foreign exchange (losses) gains of $97 million and $(5) million for the three months ended June 30, 2025 and 2024, respectively, and foreign exchange (losses) gains of $144 million and $(30) million for the six months ended June 30, 2025 and 2024, respectively.

OTHER EXPENSES (REVENUES), NET

The following table provides a summary of other expenses (revenues), net:

	Three months ended June 30,			Six months ended June 30,
	2025	% Change	2024	2025	% Change	2024

Corporate expenses	$25,837	(7%)	$27,673	$54,562	2%	$53,252
Foreign exchange losses (gains)	94,885	nm	(7,384)	151,920	nm	(30,936)
Interest expense and financing costs	16,586	(2%)	17,010	33,158	(3%)	34,157
Income tax expense (benefit)	56,199	39%	40,547	100,521	nm	(84,107)
Total	$193,507		$77,846	$340,161		$(27,634)

nm – not meaningful

Corporate Expenses

Corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company.

As a percentage of net premiums earned, corporate expenses decreased to 1.9% for the three months ended June 30, 2025, from corporate expenses of 2.1% for the three months ended June 30, 2024, mainly driven by a decrease in professional fees and an increase in net premiums earned.

As a percentage of net premiums earned, corporate expenses of 2.0% for the six months ended June 30, 2025, were comparable to corporate expenses of 2.1% for the six months ended June 30, 2024, mainly driven by an increase in information technology costs, largely offset by a decrease in fees related to arrangements with strategic capital partners.

Foreign Exchange Losses (Gains)

Foreign exchange losses of $95 million for the three months ended June 30, 2025 reflected the impact of the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in euro, pound sterling and Canadian dollar.

Foreign exchange losses of $152 million for the six months ended June 30, 2025 reflected the impact of the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling, euro and Canadian dollar.

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

Income Tax Expense (Benefit)

Income tax expense (benefit) primarily results from income (loss) in our global operations. Our effective tax rate which is calculated as income tax expense (benefit) divided by income (loss) before tax including interest in income (loss) of equity method investments was 20.1% and 19.4%, for the three and six months ended June 30, 2025, and 16.1% and (16.1%) for the three and six months ended June 30, 2024, respectively. This effective rate can vary between periods depending on the distribution of net income (loss) among tax jurisdictions, as well as other factors.

The income tax expense of $56 million for the three months ended June 30, 2025 was principally due to pre-tax income in our U.K., U.S., Bermuda, and European operations.

The income tax expense of $101 million for the six months ended June 30, 2025 was principally due to pre-tax income in our Bermuda, U.K., U.S., and European operations.

The income tax expense of $41 million for the three months ended June 30, 2024 was principally due to pre-tax income in our U.S., U.K, operations.

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

FINANCIAL MEASURES

We believe the following financial indicators are important in evaluating performance and measuring the overall growth in value generated for common shareholders:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Annualized return on average common equity(1)	15.7%	16.2%	14.4%	24.1%
Annualized operating return on average common equity(2)	19.0%	19.9%	18.7%	19.1%
Book value per diluted common share(3)	$70.34	$59.29	$70.34	$59.29
Cash dividends declared per common share	$0.44	$0.44	$0.88	$0.88
Increase in book value per diluted common share adjusted for dividends	$4.30	$2.60	$5.95	$6.11

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

ROACE reflects the impact of net income (loss) available (attributable) to common shareholders, including net investment gains (losses), foreign exchange losses (gains), reorganization expenses, interest in income (loss) of equity method investments and amortization of Bermuda net deferred tax asset in 2025 and Bermuda net deferred tax asset in 2024 ("Bermuda deferred tax").

The decrease in ROACE for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was primarily driven by foreign exchange losses, increases in average common shareholders' equity and income tax expense, and interest in loss of equity method investments, partially offset by net investment gains, an increase in underwriting income, and a decrease in reorganization expenses.

The decrease in ROACE for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily driven by income tax expense, foreign exchange losses, an increase in average common shareholders' equity, and a decrease in interest in income of equity method investments partially offset by net investment gains, increases in underwriting income and net investment income, and a decrease in reorganization expenses.

Operating ROACE excludes the impact of net investment gains (losses), foreign exchange losses (gains), reorganization expenses, interest in income (loss) of equity method investments and Bermuda deferred tax.

The decrease in operating ROACE for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was primarily driven by increases in average common shareholders' equity and income tax expense, partially offset by an increase in underwriting income.

The decrease in operating ROACE for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily driven by income tax expense and an increase in average common shareholders' equity, partially offset by increases in underwriting income and net investment income.

Book Value per Diluted Common Share

We consider book value per diluted common share to be an appropriate measure of returns to common shareholders, as we believe growth in book value on a diluted basis will ultimately translate into appreciation of our stock price.

During the three months ended June 30, 2025, book value per diluted common share increased by 5.8% due to net income for the period, and net unrealized investment gains recognized in accumulated other comprehensive income (loss), partially offset by common share repurchases and common share dividends declared.

During the six months ended June 30, 2025, book value per diluted common share increased by 7.8% due to net income for the period, and net unrealized investment gains recognized in accumulated other comprehensive income (loss), partially offset by common share repurchases and common share dividends declared.

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

During the three months ended June 30, 2025, the increase in total value of $4.30, or 6.5%, was driven by net income for the period, and net unrealized investment gains recognized in accumulated other comprehensive income (loss), partially offset by common share repurchases.

During the six months ended June 30, 2025, the increase in total value of $5.95, or 9.1%, was driven by net income for the period, and net unrealized investment gains recognized in accumulated other comprehensive income (loss), partially offset by common share repurchases.

During the three months ended June 30, 2024, the increase in total value of $2.60, or 4.6%, was driven by net income for the period.

During the six months ended June 30, 2024, the increase in total value of $6.11, or 11.3%, was driven by net income for the period.

NON-GAAP FINANCIAL MEASURES RECONCILIATION

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Net income available to common shareholders	$215,795	$204,401	$402,302	$592,300
Net investment (gains) losses	(43,468)	53,479	(13,462)	62,687
Foreign exchange losses (gains)	94,885	(7,384)	151,920	(30,936)
Reorganization expenses	—	14,014	—	26,312
Interest in (income) loss of equity method investments	705	(7,900)	(1,586)	(9,069)
Amortization of Bermuda deferred tax asset (2025) Bermuda net deferred tax asset (2024)(1)	3,384	—	3,384	(162,705)
Income tax benefit(2)	(9,997)	(6,621)	(19,440)	(8,435)
Operating income	$261,304	$249,989	$523,118	$470,154

Earnings per diluted common share	$2.72	$2.40	$4.98	$6.93
Net investment (gains) losses	(0.55)	0.63	(0.17)	0.73
Foreign exchange losses (gains)	1.20	(0.09)	1.88	(0.36)
Reorganization expenses	—	0.16	—	0.31
Interest in (income) loss of equity method investments	0.01	(0.09)	(0.02)	(0.11)
Amortization of Bermuda deferred tax asset (2025) and Bermuda net deferred tax asset (2024)	0.04	—	0.04	(1.90)
Income tax benefit	(0.13)	(0.08)	(0.24)	(0.10)
Operating income per diluted common share	$3.29	$2.93	$6.47	$5.50

Weighted average diluted common shares outstanding(3)	79,329	85,326	80,845	85,509

Average common shareholders' equity	$5,488,599	$5,032,313	$5,581,889	$4,911,334

Annualized return on average common equity	15.7%	16.2%	14.4%	24.1%

Annualized operating return on average common equity	19.0%	19.9%	18.7%	19.1%

(1)Bermuda deferred tax expense in 2025 is due to the amortization of the Bermuda net deferred tax asset related to Bermuda corporate income tax. Bermuda deferred tax benefit in 2024 is due to the recognition of deferred tax assets net of deferred tax liabilities related to Bermuda corporate income tax that is effective for fiscal years beginning on or after January 1, 2025.
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

Operating Income (Loss)
Operating income (loss) represents after-tax operational results exclusive of net investment gains (losses), foreign exchange losses (gains), reorganization expenses, interest in income (loss) of equity method investments, amortization of Bermuda net deferred tax asset in 2025 and Bermuda net deferred tax asset in 2024 ("Bermuda deferred tax").

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

Bermuda deferred tax expense in 2025 is due to the amortization of the Bermuda net deferred tax asset related to Bermuda corporate income tax. Bermuda net deferred tax benefit in 2024 is due to the recognition of deferred tax assets net of deferred tax liabilities related to Bermuda corporate income tax that is effective for fiscal years beginning on or after January 1, 2025. Bermuda deferred tax expense (benefit) is not related to the underwriting process. Therefore, this income is excluded from operating income (loss).

Certain users of our financial statements evaluate performance exclusive of after-tax net investment gains (losses), foreign exchange losses (gains), reorganization expenses, interest in income (loss) of equity method investments and Bermuda deferred tax in order to understand the profitability of recurring sources of income.

We believe that showing net income (loss) available (attributable) to common shareholders exclusive of after-tax net investment gains (losses), foreign exchange losses (gains), reorganization expenses, interest in income (loss) of equity method investments and Bermuda deferred tax reflects the underlying fundamentals of our business. In addition, we believe that this presentation enables investors and other users of our financial information to analyze performance in a manner similar to how our management analyzes the underlying business performance. We also believe this measure follows industry practice and, therefore, facilitates comparison of our performance with our peer group. We believe that equity analysts and certain rating agencies that follow us, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons. The reconciliation of operating income (loss) to net income (loss) available (attributable) to common shareholders, the most comparable GAAP financial measure, is presented above.

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

CASH AND INVESTMENTS

Details of cash and investments are as follows:

	June 30, 2025	December 31, 2024
	Fair Value	Fair Value

Fixed maturities, available for sale	$12,137,475	$12,152,753
Fixed maturities, held to maturity(1)	400,790	436,751
Equity securities	619,275	579,274
Mortgage loans	438,571	505,697
Other investments	938,922	930,278
Equity method investments	215,920	206,994
Short-term investments	51,726	223,666
Total investments	$14,802,679	$15,035,413

Cash and cash equivalents(2)	$1,409,201	$3,063,621

(1)Presented at net carrying value of $405 million (2024: $443 million) in the consolidated balance sheets.
(2)Includes restricted cash and cash equivalents of $557 million and $920 million at June 30, 2025 and at December 31, 2024, respectively.

Overview

The fair value of total investments decreased by $233 million in the six months ended June 30, 2025, due to premium paid for the LPT transaction completed with Enstar in the period and share repurchase activity, partially offset by market value gains, reinvestment of interest income and cashflows from operations.

An analysis of our investment portfolio by asset class is detailed below:

Fixed Maturities

Details of our fixed maturities portfolio are as follows:

	June 30, 2025		December 31, 2024
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$2,387,175	19%	$2,802,986	22%
Non-U.S. government	790,476	6%	729,939	6%
Corporate debt	4,935,866	39%	4,957,807	39%
Agency RMBS	1,740,980	14%	1,184,845	9%
CMBS	823,582	7%	819,608	7%
Non-agency RMBS	186,151	1%	122,536	1%
ABS	1,610,434	13%	1,860,966	15%
Municipals(1)	63,601	1%	110,817	1%
Total	$12,538,265	100%	$12,589,504	100%

Credit ratings:
U.S. government and agency	$2,387,175	19%	$2,802,986	22%
AAA(2)	2,513,074	20%	2,665,334	21%
AA	2,934,562	23%	2,354,372	19%
A	2,142,844	17%	2,090,516	17%
BBB	1,231,058	10%	1,190,381	9%
Below BBB(3)	1,329,552	11%	1,485,915	12%
Total	$12,538,265	100%	$12,589,504	100%

(1)Includes bonds issued by states, municipalities, and political subdivisions.
(2)Includes U.S. government-sponsored agencies, residential mortgage-backed securities ("RMBS") and commercial mortgage-backed securities ("CMBS").
(3)Non-investment grade and non-rated securities.

At June 30, 2025, fixed maturities had a weighted average credit rating of A+ (2024: A+), a book yield of 4.6% (2024: 4.5%), and an average duration of 3.1 years (2024: 2.8 years). At June 30, 2025, fixed maturities together with short-term investments, cash and cash equivalents (i.e. total investments of $14.0 billion) had a weighted average credit rating of AA- (2024: AA-) and an average duration of 2.8 years (2024: 2.5 years).

At June 30, 2025, net unrealized gains on fixed maturities, available for sale were $10 million, compared to net unrealized losses of $267 million at December 31, 2024, an improvement of $277 million due to the improvement in market values.

Equity Securities

At June 30, 2025, net unrealized gains on equity securities were $90 million, compared to $59 million at December 31, 2024. The increase of $31 million was driven by the improvement in market values, partially offset by realized gains associated with sales in the period.

Mortgage Loans

At June 30, 2025, investment in commercial mortgage loans was $439 million, compared to $506 million at December 31, 2024. The decrease was driven by loan repayments during the six months ended June 30, 2025. The commercial mortgage loans are high quality, and collateralized by a variety of commercial properties and diversified geographically throughout the U.S. and by property type to reduce the risk of concentration. At June 30, 2025, the allowance for credit losses of $27 million, was primarily related to commercial properties exposed to the office sector.

Other Investments

Details of our other investments portfolio are as follows:

	June 30, 2025		December 31, 2024
	Fair Value	% of Total	Fair Value	% of Total

Multi-strategy funds	$15,290	2%	$24,919	3%
Direct lending funds	164,979	18%	171,048	18%
Private equity funds	332,835	35%	320,690	35%
Real estate funds	291,173	31%	291,640	31%
Total multi-strategy, direct lending, private equity and real estate funds	804,277	86%	808,297	87%

Other privately held investments	134,645	14%	121,981	13%
Total other investments	$938,922	100%	$930,278	100%

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

The following table summarizes consolidated capital:

	June 30, 2025	December 31, 2024

Debt	$1,315,936	$1,315,179

Preferred shares	550,000	550,000
Common equity	5,624,398	5,539,379
Shareholders’ equity	6,174,398	6,089,379
Total capital	$7,490,334	$7,404,558

Ratio of debt to total capital	17.6%	17.8%

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
Federal Home Loan Bank Advances

The Company's subsidiaries, AXIS Insurance Company and AXIS Surplus Insurance Company, are members of the Federal Home Loan Bank of Chicago ("FHLB").

At June 30, 2025, the companies had admitted assets of approximately $3.4 billion which provides borrowing capacity of up to approximately $854 million.

At June 30, 2025, the Company had borrowings under the FHLB program of $66 million. The FHLB advances have maturities in 2025 and 2026 and interest payable at interest rates between 4.5% and 4.6%. The Company incurred interest expense of $1 million for the three months ended June 30, 2025 and $2 million for the six months ended June 30, 2025.

The borrowings under the FHLB program are secured by cash and investments with a fair value of $71 million.

Refer to Note 11 to the Consolidated Financial Statements 'Federal Home Loan Advances'.

Line of credit

On March 23, 2025, the $300 million Facility was amended to extend the tenors of issuable letters of credit to March 31, 2027.

Common Equity
During the six months ended June 30, 2025, common equity increased by $85 million. The following table reconciles opening and closing common equity positions:

Six months ended June 30,	2025

Common equity - opening	$5,539,379
Share-based compensation expense	21,060
Change in unrealized gains on available for sale investments, net of tax	229,980
Foreign currency translation adjustment	15,867
Net income	417,427
Preferred share dividends	(15,125)
Common share dividends	(70,625)
Treasury shares repurchased	(515,596)
Treasury shares reissued	2,031
Common equity - closing	$5,624,398

During the six months ended June 30, 2025, we repurchased 5.6 million common shares for a total of $516 million, including $490 million repurchased pursuant to our Board-authorized share repurchase programs and $26 million from employees to facilitate the satisfaction of their personal withholding tax liabilities that arise on the vesting of share-settled restricted stock units granted under our 2017 Long-Term Equity Compensation Plan.

On February 6, 2025, authorization under our Board-authorized share repurchase program for common share repurchases approved in May 2024 was exhausted.

On February 19, 2025, the Company's Board of Directors approved a new share repurchase program for up to $400 million of the Company's common shares. The new share repurchase program is open-ended, allowing the Company to repurchase its shares from time to time in the open market or privately negotiated transactions, depending on market conditions. At June 30, 2025, we had $110 million of remaining authorization under our open-ended Board-authorized share repurchase program for common share repurchases (refer to Part II, Item 2 'Unregistered Sales of Equity Securities and Use of Proceeds' for further details).
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

RECENT ACCOUNTING PRONOUNCEMENTS

At June 30, 2025, there were no recently issued accounting pronouncements that we have not yet adopted that we expect could have a material impact on our results of operations, financial condition or liquidity.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to this item since December 31, 2024, with the exception of the changes in exposure to foreign currency risk presented below.

Foreign Currency Risk
The table below provides a sensitivity analysis of total net foreign currency exposures:

	AUD	CAD	EUR	GBP	JPY	Other	Total

At June 30, 2025
Net managed assets (liabilities), excluding derivatives	$106,107	$433,641	$15,135	$247,698	$(14,681)	$144,967	$932,867
Foreign currency derivatives, net	(110,680)	(401,071)	(74,688)	(233,681)	17,680	(121,570)	(924,010)
Net managed foreign currency exposure	(4,573)	32,570	(59,553)	14,017	2,999	23,397	8,857
Other net foreign currency exposure	—	173	(358)	92	—	1	(92)
Total net foreign currency exposure	$(4,573)	$32,743	$(59,911)	$14,109	$2,999	$23,398	$8,765
Net foreign currency exposure as a percentage of total shareholders’ equity	(0.1%)	0.5%	(1.0%)	0.2%	—%	0.4%	0.1%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$(457)	$3,274	$(5,991)	$1,411	$300	$2,340	$877

(1)Assumes 10% appreciation in underlying currencies relative to the U.S. dollar.

Total Net Foreign Currency Exposure

At June 30, 2025, total net foreign currency assets were $9 million primarily driven by exposures to the Canadian dollar, pound sterling, Japanese yen and Other currencies. During the six months ended June 30, 2025, the change in total net foreign currency exposure was primarily due to new business written in the period.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) at June 30, 2025. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2025, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2025.

Based upon that evaluation, there were no changes in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table shows information regarding the number of common shares repurchased in the quarter ended June 30, 2025:

Period	Total number of shares purchased (a) (b)	Average price paid per share	Total number of shares purchased as part of publicly announced programs (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the announced programs (c) (d)

April 1-30, 2025	1	$100.54	—	$160 million
May 1-31, 2025	502	$100.24	499	$110 million
June 1-30, 2025	7	$103.80	—	$110 million
Total	510		499	$110 million

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

As and when allowed by the applicable law and regulations, certain of our non-U.S. subsidiaries provide treaty reinsurance coverage to non-U.S. insurers on a worldwide basis, including insurers of liability, marine, aviation and energy risks, and as a result, these underlying insurance and reinsurance portfolios may have some exposure to Iran. In addition, we provide insurance and facultative reinsurance on a global basis to non-U.S. insureds and insurers, including for liability, marine, aviation and energy risks. Coverage provided to non-Iranian business may indirectly cover an exposure in Iran. For example, certain of our operations underwrite global marine hull war and cargo policies that provide coverage for vessels navigating into and out of ports worldwide, including Iran. For the quarter ended June 30, 2025, there has been no material amount of premium allocated or apportioned to activities relating to Iran. We intend for our non-U.S. subsidiaries to continue to provide such coverage only to the extent permitted by applicable law.

Insider Trading Arrangements and Policies

During the three months ended June 30, 2025, no director or officer of the Company adopted, terminated or is currently party to a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.     EXHIBITS

2.1	Rule 2.7 Announcement, dated July 5, 2017 in connection with acquisition of Novae Group plc (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 6, 2017).
2.2	Rule 2.7 Announcement, dated August 24, 2017 in connection with acquisition of Novae Group plc (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 25, 2017).
3.1	Certificate of Incorporation and Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1(Amendment No. 1) (No. 333-103620) filed on April 16, 2003).
3.2	Amended and Restated Bye-Laws (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on May 15, 2009).
4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).
4.2	Certificate of Designations establishing the specific rights, preferences, limitations and other terms of the Series E Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 7, 2016).
*10.1	AXIS Second Amended and Restated Executive RSU Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 21, 2025).
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101	The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline XBRL: (i) Consolidated Balance Sheets at June 30, 2025 and December 31, 2024; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024; (iv) Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2025 and 2024; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Dated: July 29, 2025

AXIS CAPITAL HOLDINGS LIMITED
By:	/S/ VINCENT TIZZIO
Vincent Tizzio
President and Chief Executive Officer
(Principal Executive Officer)

/S/ PETER VOGT
Peter Vogt
Chief Financial Officer
(Principal Financial Officer)