Form 10-Q
period 2025-09-30
AXIS CAPITAL HOLDINGS LTD
filed 2025-10-29
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
At October 24, 2025, there were 77,037,743 common shares outstanding, $0.0125 par value per share, of the registrant.

AXIS CAPITAL HOLDINGS LIMITED

PART I     FINANCIAL INFORMATION

In this Form 10-Q, references to "AXIS Capital" refer to AXIS Capital Holdings Limited and references to "we", "us", "our", "AXIS", the "Group" or the "Company" refer to AXIS Capital Holdings Limited and its direct and indirect subsidiaries and branches.
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This Quarterly Report on Form 10-Q or any other written or oral statements made by or on behalf of the Company may include forward-looking statements, which reflect the Company’s current views with respect to future events and financial performance. All statements, other than statements of historical fact included in or incorporated by reference in this report are forward-looking statements. In some cases, these forward-looking statements can be identified by the use of forward-looking words such as "may", "should", "could", "anticipate", "estimate", "expect", "plan", "believe", "predict", "potential", "aim", "will", "target", "intend" or similar statements of a future or forward-looking nature or their negative or similar terminology.

Forward-looking statements made in this report, such as those related to our performance, pricing, growth prospects, the outcome of our strategic initiatives, our expectations relating to our ability to successfully implement and manage technology initiatives – including artificial intelligence, our expectations about the current trade and geopolitical environment on our business, economic and market conditions, and other statements that are not historical facts, reflect our current views with respect to future events and financial performance and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Such statements involve risks and uncertainties that could cause actual results to differ materially, including without limitation:

Insurance Risk: the cyclical nature of insurance and reinsurance business leading to periods with excess underwriting capacity and unfavorable premium rates; the frequency and severity of natural and man-made catastrophes; the effects of emerging claims, systemic risks, and coverage and regulatory issues; reserve adequacy; losses relating to geopolitical conflicts; the adverse impact of social and economic inflation; failure of our loss limitation methods; failure of our cedants to adequately evaluate risk; and our reliance on industry models.

Strategic Risk: industry competition and consolidation; general economic, capital, and credit market conditions, including market illiquidity, fluctuations in interest rates, credit spreads, equity securities' prices, foreign currency exchange rates, and evolving impacts of tariffs, sanctions, and international trade tensions; our ability to increase the use of data and analytics and technology as part of our business strategy and adapt to new technologies; changes in the political environment of certain countries where we operate or underwrite business; loss of business provided to us by major brokers; rating agency actions; key personnel changes; potential strategic opportunities including acquisitions and our ability to achieve them; evolving expectations regarding environmental, social, and governance matters; and the effect of contagious diseases on our business.

Credit and Market Risk: reinsurance availability and recoverability; premium collection risks; and counterparty defaults in our program business.

Liquidity Risk: the inability to access sufficient cash to meet our obligations when they are due.

Operational Risk: technology and cybersecurity challenges; failures in internal or outsourced operational processes, people, or systems; and changes in accounting policies or practices.

Regulatory Risk: changes in laws and regulations and potential government intervention in our industry; and inadvertent non-compliance with sanctions, anti-corruption, data protection and privacy requirements.

Risks Related to Taxation: change in tax laws.

Readers should carefully consider these risks alongside those detailed in Item 1A, 'Risk Factors' of our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC"), and in subsequent filings available at www.sec.gov.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2025 (UNAUDITED) AND DECEMBER 31, 2024

	2025	2024
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2025: $12,822,803; 2024: $12,419,905 Allowance for expected credit losses 2025: $4,696; 2024: $3,938)	$12,879,372	$12,152,753
Fixed maturities, held to maturity, at amortized cost (Fair value 2025: $404,106; 2024: $436,751 Allowance for expected credit losses 2025: $nil; 2024: $nil)	406,658	443,400
Equity securities, at fair value (Cost 2025: $534,096; 2024: $520,743)	649,970	579,274
Mortgage loans, held for investment, at fair value (Allowance for expected credit losses 2025: $33,158; 2024: $23,378)	409,699	505,697
Other investments, at fair value	972,867	930,278
Equity method investments	220,022	206,994
Short-term investments, at fair value	17,185	223,666
Total investments	15,555,773	15,042,062
Cash and cash equivalents	825,898	2,143,471
Restricted cash and cash equivalents	532,180	920,150
Accrued interest receivable	117,720	114,012
Insurance and reinsurance premium balances receivable (Allowance for expected credit losses 2025: $17,929; 2024: $17,339)	3,684,736	3,169,355
Reinsurance recoverable on unpaid losses and loss expenses (Allowance for expected credit losses 2025: $41,139; 2024: $43,445)	9,043,009	6,840,897
Reinsurance recoverable on paid losses and loss expenses	648,126	546,287
Deferred acquisition costs	641,467	524,837
Prepaid reinsurance premiums	2,164,297	1,936,979
Receivable for investments sold	3,813	3,693
Goodwill	66,498	66,498
Intangible assets	168,446	175,967
Operating lease right-of-use assets	92,706	92,516
Loan advances made	250,537	247,775
Other assets	541,119	695,794
Total assets	$34,336,325	$32,520,293
Liabilities
Reserve for losses and loss expenses	$17,996,236	$17,218,929
Unearned premiums	5,994,611	5,211,865
Insurance and reinsurance balances payable	1,855,349	1,713,798
Debt	1,316,321	1,315,179
Federal Home Loan Bank advances	66,380	66,380
Payable for investments purchased	194,988	269,728
Operating lease liabilities	108,960	106,614
Other liabilities	436,471	528,421
Total liabilities	27,969,316	26,430,914
Shareholders’ equity
Preferred shares	550,000	550,000
Common shares (shares issued 2025: 176,580; 2024: 176,580 shares outstanding 2025: 77,035; 2024: 82,984)	2,206	2,206
Additional paid-in capital	2,395,615	2,394,063
Accumulated other comprehensive income (loss)	10,169	(267,557)
Retained earnings	7,932,969	7,341,569
Treasury shares, at cost (2025: 99,545; 2024: 93,596)	(4,523,950)	(3,930,902)
Total shareholders’ equity	6,367,009	6,089,379
Total liabilities and shareholders’ equity	$34,336,325	$32,520,293
See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Three months ended		Nine months ended
	2025	2024	2025	2024
	(in thousands, except per share amounts)
Revenues
Net premiums earned	$1,451,883	$1,366,701	$4,186,133	$3,929,221
Net investment income	184,903	205,100	579,911	563,458
Other insurance related income	6,593	6,838	18,835	23,704
Net investment gains (losses):
Increase in allowance for expected credit losses	(5,475)	(1,134)	(10,538)	(9,433)
Impairment losses	(63)	(14)	(2,389)	(178)
Other realized and unrealized investment gains (losses)	36,443	33,330	57,292	(20,892)
Total net investment gains (losses)	30,905	32,182	44,365	(30,503)
Total revenues	1,674,284	1,610,821	4,829,244	4,485,880

Expenses
Net losses and loss expenses	841,435	831,872	2,429,114	2,326,532
Acquisition costs	285,618	274,935	826,094	794,280
General and administrative expenses	171,637	165,203	491,878	477,016
Foreign exchange losses (gains)	(13,492)	92,204	138,428	61,268
Interest expense and financing costs	16,657	16,849	49,816	51,005
Reorganization expenses	—	—	—	26,312
Amortization of intangible assets	2,396	2,729	7,521	8,188
Total expenses	1,304,251	1,383,792	3,942,851	3,744,601

Income before income taxes and interest in income of equity method investments	370,033	227,029	886,393	741,279
Income tax (expense) benefit	(70,252)	(47,922)	(170,773)	36,185
Interest in income of equity method investments	2,083	1,621	3,669	10,689
Net income	301,864	180,728	719,289	788,153
Preferred share dividends	7,563	7,563	22,688	22,688
Net income available to common shareholders	$294,301	$173,165	$696,601	$765,465

Per share data
Earnings per common share:
Earnings per common share	$3.79	$2.06	$8.81	$9.07
Earnings per diluted common share	$3.74	$2.04	$8.70	$8.97
Weighted average common shares outstanding	77,619	83,936	79,037	84,428
Weighted average diluted common shares outstanding	78,601	85,000	80,090	85,338

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Three months ended		Nine months ended
	2025	2024	2025	2024
	(in thousands)
Net income	$301,864	$180,728	$719,289	$788,153
Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	39,079	310,512	231,712	214,955
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	269	727	(45)	120
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income	(4,023)	4,421	33,638	82,207
Unrealized gains (losses) arising during the period, net of reclassification adjustment	35,325	315,660	265,305	297,282
Foreign currency translation adjustment	(3,446)	2,570	12,421	(8,184)
Total other comprehensive income, net of tax	31,879	318,230	277,726	289,098
Comprehensive income	$333,743	$498,958	$997,015	$1,077,251

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Three months ended		Nine months ended
	2025	2024	2025	2024
	(in thousands)
Preferred shares
Balance at beginning and end of period	$550,000	$550,000	$550,000	$550,000

Common shares (par value)
Balance at beginning and end of period	2,206	2,206	2,206	2,206

Additional paid-in capital
Balance at beginning of period	2,384,659	2,376,244	2,394,063	2,383,030
Treasury shares reissued	(91)	(538)	(30,556)	(28,354)
Share-based compensation expense	11,047	10,199	32,108	31,229
Balance at end of period	2,395,615	2,385,905	2,395,615	2,385,905

Accumulated other comprehensive income (loss)
Balance at beginning of period	(21,710)	(394,968)	(267,557)	(365,836)
Unrealized gains (losses) on available for sale investments, net of tax:
Balance at beginning of period	4,363	(366,037)	(225,617)	(347,659)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	35,325	315,660	265,305	297,282
Balance at end of period	39,688	(50,377)	39,688	(50,377)
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	(26,073)	(28,931)	(41,940)	(18,177)
Foreign currency translation adjustment	(3,446)	2,570	12,421	(8,184)
Balance at end of period	(29,519)	(26,361)	(29,519)	(26,361)
Balance at end of period	10,169	(76,738)	10,169	(76,738)

Retained earnings
Balance at beginning of period	7,673,246	6,957,185	7,341,569	6,440,528
Net income	301,864	180,728	719,289	788,153
Preferred share dividends (1)	(7,563)	(7,563)	(22,688)	(22,688)
Common share dividends (1)	(34,578)	(37,533)	(105,201)	(113,176)
Balance at end of period	7,932,969	7,092,817	7,932,969	7,092,817

Treasury shares, at cost
Balance at beginning of period	(4,414,003)	(3,831,196)	(3,930,902)	(3,746,732)
Shares repurchased	(110,038)	(40,305)	(625,633)	(154,829)
Shares reissued	91	538	32,585	30,598
Balance at end of period	(4,523,950)	(3,870,963)	(4,523,950)	(3,870,963)

Total shareholders’ equity	$6,367,009	$6,083,227	$6,367,009	$6,083,227

(1) Refer to Note 9 'Shareholders' Equity' for details on dividends declared and paid related to the Company's common and preferred shares.

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Nine months ended
	2025	2024
	(in thousands)
Cash flows from operating activities:
Net income	$719,289	$788,153
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net investment (gains) losses (1)	(41,182)	30,503
Net realized and unrealized gains on other investments	(54,970)	(38,435)
Amortization of fixed maturities	(30,431)	(26,886)
Interest in income of equity method investments	(3,669)	(10,689)
Other amortization and depreciation	41,155	42,171
Share-based compensation expense	34,136	33,474
Changes in:
Accrued interest receivable	(3,690)	(20,109)
Reinsurance recoverable on unpaid losses and loss expenses	(2,208,757)	(499,090)
Reinsurance recoverable on paid losses and loss expenses	(147,701)	79,146
Deferred acquisition costs	(118,275)	(125,034)
Prepaid reinsurance premiums	(229,249)	(108,082)
Reserve for losses and loss expenses	778,520	885,904
Unearned premiums	788,621	714,994
Insurance and reinsurance balances, net	(200,657)	(78,166)
Other items	5,562	(178,588)
Net cash (used in) provided by operating activities	(671,298)	1,489,266

Cash flows from investing activities:
Purchases of:
Fixed maturities, available for sale	(6,994,026)	(7,264,647)
Fixed maturities, held to maturity	(111,574)	(100,755)
Equity securities	(83,460)	(111,865)
Mortgage loans	(10,435)	(3,078)
Other investments	(71,984)	(52,660)
Equity method investments	(9,359)	(12,389)
Short-term investments	(235,568)	(196,418)
Proceeds from the sale of:
Fixed maturities, available for sale	5,423,967	4,942,272
Equity securities	98,617	154,644
Other investments	84,364	100,818
Short-term investments	310,909	34,169
Proceeds from redemption of fixed maturities, available for sale	1,087,336	1,184,455
Proceeds from redemption of fixed maturities, held to maturity	148,338	283,391
Proceeds from redemption of short-term investments	133,978	53,311
Proceeds from the repayment of mortgage loans	96,970	68,634
Proceeds from the purchase of other assets	(35,537)	(13,946)
Loan advances made	(120,723)	(176,466)
Net cash used in investing activities	(288,187)	(1,110,530)

Cash flows from financing activities:
Repurchase of common shares	(599,959)	(139,886)
Taxes paid on withholding shares	(25,674)	(14,943)
Dividends paid - common shares	(108,762)	(114,630)
Dividends paid - preferred shares	(22,688)	(22,688)
Federal Home Loan Bank advances, net	—	(10,210)
Net cash used in financing activities	(757,083)	(302,357)

Effect of exchange rate changes on foreign currency cash, cash equivalents and restricted cash	11,025	10,962
Increase (decrease) in cash, cash equivalents and restricted cash	(1,705,543)	87,341
Cash, cash equivalents and restricted cash - beginning of period	3,063,621	1,383,985
Cash, cash equivalents and restricted cash - end of period	$1,358,078	$1,471,326

(1) In 2025, net investment (gains) losses in the consolidated statement of cash flows excluded net realized gains on overseas deposits of $3 million that are included in net investment (gains) losses in the consolidated statement of operations.

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Nine months ended
	2025	2024
	(in thousands)
Supplemental disclosures of cash flow information:
Income taxes paid	$105,135	$47,402
Interest paid	$48,436	$49,886

Supplemental disclosures of cash flow information:
2025
In 2025, $188 million related to loan advances to Monarch Point Re (ISA 2023, ISA 2024 and ISA 2025) Ltd. ("Monarch Point Re") was repaid and was treated as a non-cash activity in the consolidated statement of cash flows. In addition, $170 million related to reinsurance balances payables due to Monarch Point Re under retrocession agreements and $44 million related to ceded losses and loss expenses due from Monarch Point Re under retrocession agreements were settled and each amount was treated as a non-cash activity in the consolidated statement of cash flows. Further, $9 million related to interest on loans advances to Monarch Point Re was received in advance and was treated as a non-cash activity in the consolidated statement of cash flows (refer to Note 14 'Related Party Transactions').
2024
In 2024, $169 million related to loan advances to Monarch Point Re (ISA 2023 and ISA 2024) Ltd. ("Monarch Point Re") was repaid and was treated as a non-cash activity in the consolidated statement of cash flows. In addition, $162 million related to reinsurance balances payables due to Monarch Point Re under retrocession agreements and $20 million related to ceded losses and loss expenses due from Monarch Point Re under retrocession agreements were settled and each amount was treated as a non-cash activity in the consolidated statement of cash flows. Further, $12 million related to interest on the loan advances to Monarch Point Re was received in advance and was treated as a non-cash activity in the consolidated statement of cash flows.
In 2024, $68 million related to loan advances to a third-party reinsurer was repaid and $68 million related to reinsurance balances payables due to the third-party reinsurer under retrocession agreements was settled and each amount was treated as a non-cash activity in the consolidated statement of cash flows.

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

Recently Issued Accounting Standards Not Yet Adopted

Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU" or "Update") 2025-06 "Intangibles - Goodwill and Other - Internal-Use Software (Topic 350-40) - Targeted Improvements to the Accounting for Internal-Use Software".

The amendments in this Update remove all references to prescriptive and sequential software development stages (referred to as "project stages") throughout Subtopic 350-40. An entity will be required to start capitalizing software costs when (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the "probable-to-complete recognition threshold") have occurred.

This guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted at the beginning of an annual reporting period. The amendments in this Update can be applied on a prospective, modified or a retrospective transition approach. The Company does not expect the adoption of this guidance to have a material impact on its results of operations, financial condition, or liquidity.

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

The following tables present the underwriting results of the Company's reportable segments, as well as the carrying amounts of allocated goodwill and intangible assets:

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.    SEGMENT INFORMATION (CONTINUED)

	2025			2024
Three months ended and at September 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$1,691,882	$432,302	$2,124,184	$1,526,676	$409,226	$1,935,902
Net premiums written	1,084,947	268,042	1,352,989	975,911	260,074	1,235,985
Net premiums earned	1,085,612	366,271	1,451,883	1,023,851	342,850	1,366,701
Other insurance related income	261	6,332	6,593	93	6,745	6,838
Current accident year net losses and loss expenses	(610,650)	(249,731)	(860,381)	(606,663)	(233,221)	(839,884)
Net favorable prior year reserve development	14,843	4,103	18,946	4,009	4,003	8,012
Acquisition costs	(205,440)	(80,178)	(285,618)	(203,255)	(71,680)	(274,935)
Underwriting-related general and administrative expenses	(131,326)	(11,785)	(143,111)	(119,249)	(12,333)	(131,582)
Underwriting income	$153,300	$35,012	188,312	$98,786	$36,364	135,150

Net investment income			184,903			205,100
Net investment gains			30,905			32,182
Corporate expenses			(28,526)			(33,621)
Foreign exchange (losses) gains			13,492			(92,204)
Interest expense and financing costs			(16,657)			(16,849)
Amortization of intangible assets			(2,396)			(2,729)
Income before income taxes and interest in income of equity method investments			370,033			227,029
Income tax (expense) benefit			(70,252)			(47,922)
Interest in income of equity method investments			2,083			1,621
Net income			301,864			180,728
Preferred share dividends			7,563			7,563
Net income available to common shareholders			$294,301			$173,165

Current accident year loss ratio	56.2%	68.2%	59.3%	59.3%	68.0%	61.5%
Prior year reserve development ratio	(1.3%)	(1.1%)	(1.3%)	(0.4%)	(1.1%)	(0.6%)
Net losses and loss expenses ratio	54.9%	67.1%	58.0%	58.9%	66.9%	60.9%
Acquisition cost ratio	18.9%	21.9%	19.7%	19.9%	20.9%	20.1%
General and administrative expense ratio	12.1%	3.2%	11.7%	11.6%	3.6%	12.1%
Combined ratio	85.9%	92.2%	89.4%	90.4%	91.4%	93.1%

Goodwill and intangible assets	$234,944	$—	$234,944	$279,497	$—	$279,497

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.    SEGMENT INFORMATION (CONTINUED)

	2025			2024
Nine months ended and at September 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$5,280,220	$2,154,587	$7,434,807	$4,915,247	$2,115,317	$7,030,564
Net premiums written	3,420,038	1,318,425	4,738,463	3,192,462	1,339,340	4,531,802
Net premiums earned	3,128,658	1,057,475	4,186,133	2,900,011	1,029,210	3,929,221
Other insurance related income	424	18,411	18,835	53	23,651	23,704
Current accident year net losses and loss expenses	(1,763,702)	(722,524)	(2,486,226)	(1,646,118)	(688,425)	(2,334,543)
Net favorable prior year reserve development	44,036	13,076	57,112	4,008	4,003	8,011
Acquisition costs	(594,372)	(231,722)	(826,094)	(567,310)	(226,970)	(794,280)
Underwriting-related general and administrative expenses	(375,564)	(33,226)	(408,790)	(353,230)	(36,913)	(390,143)
Underwriting income	$439,480	$101,490	540,970	$337,414	$104,556	441,970

Net investment income			579,911			563,458
Net investment gains (losses)			44,365			(30,503)
Corporate expenses			(83,088)			(86,873)
Foreign exchange (losses) gains			(138,428)			(61,268)
Interest expense and financing costs			(49,816)			(51,005)
Reorganization expenses			—			(26,312)
Amortization of intangible assets			(7,521)			(8,188)
Income before income taxes and interest in income of equity method investments			886,393			741,279
Income tax (expense) benefit			(170,773)			36,185
Interest in income of equity method investments			3,669			10,689
Net income			719,289			788,153
Preferred share dividends			22,688			22,688
Net income available to common shareholders			$696,601			$765,465

Current accident year loss ratio	56.4%	68.3%	59.4%	56.8%	66.9%	59.4%
Prior year reserve development ratio	(1.4%)	(1.2%)	(1.4%)	(0.2%)	(0.4%)	(0.2%)
Net losses and loss expenses ratio	55.0%	67.1%	58.0%	56.6%	66.5%	59.2%
Acquisition cost ratio	19.0%	21.9%	19.7%	19.6%	22.1%	20.2%
General and administrative expense ratio	12.0%	3.1%	11.8%	12.2%	3.5%	12.2%
Combined ratio	86.0%	92.1%	89.5%	88.4%	92.1%	91.6%

Goodwill and intangible assets	$234,944	$—	$234,944	$279,497	$—	$279,497

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS
a)     Fixed Maturities, Available for Sale

The following table provides the amortized cost and fair values of the Company's fixed maturities classified as available for sale:

	Amortized cost	Allowance for expected credit losses	Gross unrealized gains	Gross unrealized losses	Fair value

At September 30, 2025
Available for sale
U.S. government and agency	$2,526,849	$—	$18,961	$(8,135)	$2,537,675
Non-U.S. government	780,969	(64)	15,591	(4,646)	791,850
Corporate debt	5,100,090	(4,341)	94,964	(45,141)	5,145,572
Agency RMBS(1)	1,890,490	—	24,284	(26,288)	1,888,486
CMBS(2)	843,089	—	6,368	(18,373)	831,084
Non-agency RMBS	200,779	(235)	1,541	(4,767)	197,318
ABS(3)	1,419,221	(56)	12,535	(4,499)	1,427,201
Municipals(4)	61,316	—	454	(1,584)	60,186
Total fixed maturities, available for sale	$12,822,803	$(4,696)	$174,698	$(113,433)	$12,879,372

At December 31, 2024
Available for sale
U.S. government and agency	$2,830,111	$—	$6,011	$(33,136)	$2,802,986
Non-U.S. government	753,315	—	2,584	(25,960)	729,939
Corporate debt	4,941,510	(3,690)	30,594	(126,224)	4,842,190
Agency RMBS(1)	1,245,681	—	1,154	(61,990)	1,184,845
CMBS(2)	852,534	—	1,244	(34,170)	819,608
Non-agency RMBS	132,116	(195)	597	(9,982)	122,536
ABS(3)	1,547,350	(53)	5,812	(13,277)	1,539,832
Municipals(4)	117,288	—	125	(6,596)	110,817
Total fixed maturities, available for sale	$12,419,905	$(3,938)	$48,121	$(311,335)	$12,152,753

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

The table below provides the contractual maturities of fixed maturities classified as available for sale:

	Amortized cost	Fair value	% of Total fair value

At September 30, 2025
Maturity
Due in one year or less	$523,048	$519,238	4.0%
Due after one year through five years	5,568,065	5,620,992	43.6%
Due after five years through ten years	2,173,525	2,191,493	17.0%
Due after ten years	204,586	203,560	1.6%
	8,469,224	8,535,283	66.2%
Agency RMBS	1,890,490	1,888,486	14.7%
CMBS	843,089	831,084	6.5%
Non-agency RMBS	200,779	197,318	1.5%
ABS	1,419,221	1,427,201	11.1%
Total	$12,822,803	$12,879,372	100.0%

At December 31, 2024
Maturity
Due in one year or less	$895,177	$885,866	7.4%
Due after one year through five years	5,637,336	5,567,905	45.8%
Due after five years through ten years	1,895,116	1,826,564	15.0%
Due after ten years	214,595	205,597	1.7%
	8,642,224	8,485,932	69.9%
Agency RMBS	1,245,681	1,184,845	9.7%
CMBS	852,534	819,608	6.7%
Non-agency RMBS	132,116	122,536	1.0%
ABS	1,547,350	1,539,832	12.7%
Total	$12,419,905	$12,152,753	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
Gross Unrealized Losses

The following table summarizes fixed maturities, available for sale in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

At September 30, 2025
Fixed maturities, available for sale
U.S. government and agency	$300,052	$(6,399)	$323,963	$(1,736)	$624,015	$(8,135)
Non-U.S. government	43,793	(2,653)	178,105	(1,993)	221,898	(4,646)
Corporate debt	621,680	(34,665)	600,542	(10,476)	1,222,222	(45,141)
Agency RMBS	316,226	(18,365)	210,375	(7,923)	526,601	(26,288)
CMBS	300,118	(12,614)	189,125	(5,759)	489,243	(18,373)
Non-agency RMBS	41,182	(4,756)	4,739	(11)	45,921	(4,767)
ABS	101,840	(4,241)	70,126	(258)	171,966	(4,499)
Municipals	31,096	(1,456)	5,219	(128)	36,315	(1,584)
Total fixed maturities, available for sale	$1,755,987	$(85,149)	$1,582,194	$(28,284)	$3,338,181	$(113,433)

At December 31, 2024
Fixed maturities, available for sale
U.S. government and agency	$262,368	$(17,515)	$1,026,139	$(15,621)	$1,288,507	$(33,136)
Non-U.S. government	98,846	(9,179)	457,889	(16,781)	556,735	(25,960)
Corporate debt	934,975	(78,979)	2,032,254	(47,245)	2,967,229	(126,224)
Agency RMBS	280,550	(35,333)	749,040	(26,657)	1,029,590	(61,990)
CMBS	410,213	(22,334)	260,411	(11,836)	670,624	(34,170)
Non-agency RMBS	69,418	(9,900)	8,302	(82)	77,720	(9,982)
ABS	147,281	(8,471)	295,897	(4,806)	443,178	(13,277)
Municipals	49,495	(4,198)	51,002	(2,398)	100,497	(6,596)
Total fixed maturities, available for sale	$2,253,146	$(185,909)	$4,880,934	$(125,426)	$7,134,080	$(311,335)

At September 30, 2025, 2,431 fixed maturities (2024: 3,994) were in an unrealized loss position of $113 million (2024: $311 million) of which $7 million (2024: $14 million) was related to securities below investment grade or not rated.

At September 30, 2025, 1,608 fixed maturities (2024: 2,108) had been in a continuous unrealized loss position for twelve months or greater and had a fair value of $1,756 million (2024: $2,253 million).

The unrealized losses of $113 million (2024: $311 million) were due to non-credit factors and were expected to be recovered as the related securities approach maturity.

At September 30, 2025, the Company did not intend to sell the securities in an unrealized loss position and it is more likely than not that the Company will not be required to sell these securities before the anticipated recovery of their amortized costs.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
b)     Fixed Maturities, Held to Maturity
The following table provides the amortized cost and fair values of the Company's fixed maturities classified as held to maturity:

	Amortized cost	Allowance for expected credit losses	Net carrying value	Gross unrealized gains	Gross unrealized losses	Fair value

At September 30, 2025
Held to maturity
Corporate debt	$137,403	$—	$137,403	$1,788	$(5,328)	$133,863
ABS(1)	269,255	—	269,255	996	(8)	270,243
Total fixed maturities, held to maturity	$406,658	$—	$406,658	$2,784	$(5,336)	$404,106

At December 31, 2024
Held to maturity
Corporate debt	$122,706	$—	$122,706	$675	$(7,764)	$115,617
ABS(1)	320,694	—	320,694	560	(120)	321,134
Total fixed maturities, held to maturity	$443,400	$—	$443,400	$1,235	$(7,884)	$436,751

(1)Asset-backed securities ("ABS") include debt tranched securities collateralized primarily by collateralized loan obligations ("CLOs").

At September 30, 2025, fixed maturities, held to maturity of $407 million (2024: $443 million) were presented net of an allowance for expected credit losses of $nil (2024: $nil).

The Company's ABS, held to maturity consist of CLO debt tranched securities ("CLO Debt"). The Company uses a scenario-based approach to review its CLO debt portfolio and reviews subordination levels of these securities to determine their ability to absorb credit losses of the underlying collateral. If losses are forecast to be below the subordination level for a tranche held by the Company, the security is determined not to have a credit loss. At September 30, 2025, the allowance for credit losses expected to be recognized over the life of the Company's ABS, held to maturity was $nil.

To estimate expected credit losses for corporate debt securities, held to maturity, the Company's projected cash flows are primarily driven by assumptions regarding the severity of loss, which is a function of the probability of default and projected recovery rates. The Company's default and recovery rates are based on credit ratings, credit analysis and macroeconomic forecasts. At September 30, 2025, the allowance for credit losses expected to be recognized over the life of the Company's corporate debt, held to maturity was $nil.
Contractual Maturities
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. ABS classified as held to maturity had a net carrying value of $269 million (2024: $321 million).
Corporate debt classified as held to maturity with a net carrying value of $32 million (2024: $28 million) is due between 1 year and 3 years. Corporate debt classified as held to maturity with a net carrying value of $103 million (2024: $95 million) is due between 3 years and 10 years. Corporate debt classified as held to maturity with a net carrying value of $3 million (2024: $nil) is due after 10 years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
c)     Equity Securities
The following table provides the cost and fair values of the Company's equity securities:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value

At September 30, 2025
Equity securities
Common stocks	$3,129	$120	$(515)	$2,734
Preferred stocks	15,002	664	(115)	15,551
Exchange-traded funds	229,508	132,054	(70)	361,492
Bond mutual funds	286,457	9,334	(25,598)	270,193
Total equity securities	$534,096	$142,172	$(26,298)	$649,970

At December 31, 2024
Equity securities
Common stocks	$3,061	$65	$(488)	$2,638
Preferred stocks	5,843	136	(112)	5,867
Exchange-traded funds	188,771	126,477	(1,206)	314,042
Bond mutual funds	323,068	540	(66,881)	256,727
Total equity securities	$520,743	$127,218	$(68,687)	$579,274

d)     Mortgage Loans

The following table provides details of the Company's mortgage loans, held for investment:

	September 30, 2025		December 31, 2024
	Carrying value	% of Total	Carrying value	% of Total

Mortgage loans, held for investment:
Commercial	$442,857	108%	$529,075	105%
Allowance for expected credit losses	(33,158)	(8%)	(23,378)	(5%)
Total mortgage loans held for investment	$409,699	100%	$505,697	100%

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

At September 30, 2025, there were two commercial mortgage loans with past due amounts where the Company is assessing exit strategies. At September 30, 2024, there were no past due amounts associated with the commercial mortgage loans held by the Company.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
On a quarterly basis, the Company's exposure to commercial mortgage loans in the office sector, that represents 51% (2024: 43%) of the total mortgage loan portfolio, is evaluated for credit losses based on inputs unique to this sector. This assessment utilizes historical credit loss experience adjusted to reflect current conditions and management forecasts. Further, collateral dependent commercial mortgage loans (e.g., when the borrower is experiencing financial difficulty, including when foreclosure is reasonably possible or probable) are evaluated individually for credit losses. The allowance for expected credit losses for a collateral dependent loan is established as the excess of amortized cost over the estimated fair value of the loan's underlying collateral, less selling cost when foreclosure is probable.

Accordingly, any change in estimated credit losses are recognized as a change in the allowance for expected credit losses and is recorded in net investment gains (losses).

At September 30, 2025, the Company's mortgage loan portfolio had an allowance for expected credit losses of $33 million (2024: $23 million).

e)     Other Investments

The following table provides a summary of the Company's other investments, together with additional information relating to the liquidity of each category:

	Fair value		Redemption frequency (if currently eligible)	Redemption notice period

At September 30, 2025
Multi-strategy funds	$14,168	1%	Quarterly	60-90 days
Direct lending funds	175,495	18%	Quarterly(1)	90 days
Private equity funds	356,421	37%	n/a	n/a
Real estate funds	289,087	30%	Quarterly(2), Annually(3)	45-90 days
Other privately held investments	137,696	14%	n/a	n/a
Total other investments	$972,867	100%

At December 31, 2024
Multi-strategy funds	$24,919	3%	Quarterly	60-90 days
Direct lending funds	171,048	18%	Quarterly(1)	90 days
Private equity funds	320,690	35%	n/a	n/a
Real estate funds	291,640	31%	Quarterly(2), Annually(3)	45-90 days
Other privately held investments	121,981	13%	n/a	n/a
Total other investments	$930,278	100%

n/a - not applicable
(1) Applies to one fund with a fair value of $2 million (2024: $3 million).
(2) Applies to one fund with a fair value of $44 million (2024: $51 million).
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

During the nine months ended September 30, 2025 and 2024, neither of these restrictions impacted the Company's redemption requests. At September 30, 2025, there were no multi-strategy fund holdings (2024: nil) where the Company is still within the lockup period.

At September 30, 2025, the Company had $28 million (2024: $28 million) of unfunded commitments as a limited partner in multi-strategy funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until after the completion of the funds' investment term. These funds have investment terms ranging from two years to the dissolution of the underlying fund.

At September 30, 2025, the Company had $271 million (2024: $170 million) of unfunded commitments as a limited partner in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from three to twelve years and the General Partners of certain funds have the option to extend the term by up to three years.

At September 30, 2025, the Company had $236 million (2024: $215 million) of unfunded commitments as a limited partner in private equity funds. The life of the funds is subject to the dissolution of the underlying funds. The Company expects the overall holding period to be over six years.
At September 30, 2025, the Company had $114 million (2024: $91 million) of unfunded commitments as a limited partner in real estate funds. These funds include an open-ended fund and funds with investment terms ranging from two years to the dissolution of the underlying fund.
At September 30, 2025, the Company had $20 million (2024: $21 million) of unfunded commitments as a limited partner in three private company investment funds focusing on financial services technology companies with an emphasis on insurance technology companies ("private company investment funds"). Two of these funds have investment terms of five years and one fund has an investment term of ten years.

f)     Equity Method Investments

During 2023, the Company paid $22 million to acquire 18% of the common equity of Monarch Point Re (ISAC) Ltd. and Monarch Point Re (ISA 2023) Ltd., a collateralized reinsurance company formed under the laws of Bermuda as an incorporated segregated accounts company under the Incorporated Segregated Accounts Companies Act 2019, as amended (the "ISAC Act"). During 2024, the Company paid $14 million to acquire 18% of the common equity of Monarch Point Re (ISA 2024) Ltd. During 2025, the Company paid $9 million to acquire 18% of the common equity of Monarch Point Re (ISA 2025) Ltd., (Monarch Point Re (ISAC) Ltd., Monarch Point Re (ISA 2023) Ltd., Monarch Point Re (ISA 2024) Ltd. and Monarch Point Re (ISA 2025) Ltd., individually or collectively "Monarch Point Re").

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

h)     Net Investment Income

Net investment income was derived from the following sources:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Fixed maturities	$155,796	$163,002	$452,368	$456,421
Other investments	15,019	19,594	55,907	39,569
Equity securities	3,046	3,529	9,408	9,348
Mortgage loans	5,890	8,175	18,714	26,412
Cash and cash equivalents	12,597	14,402	62,626	41,796
Short-term investments	355	3,919	2,882	11,148
Gross investment income	192,703	212,621	601,905	584,694
Investment expenses	(7,800)	(7,521)	(21,994)	(21,236)
Net investment income	$184,903	$205,100	$579,911	$563,458

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
i)     Net Investment Gains (Losses)

The following table provides an analysis of net investment gains (losses):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Gross realized investment gains
Fixed maturities, short-term investments, and cash and cash equivalents	$22,486	$22,649	$64,018	$43,232
Equity securities	—	1,667	40,100	32,292
Gross realized investment gains	22,486	24,316	104,118	75,524
Gross realized investment losses
Fixed maturities, short-term investments, and cash and cash equivalents	(11,884)	(22,589)	(91,297)	(119,108)
Equity securities	—	(7,539)	(11,590)	(15,251)
Mortgage loans	—	(4,275)	—	(4,275)
Gross realized investment losses	(11,884)	(34,403)	(102,887)	(138,634)
(Increase) decrease in allowance for expected credit losses, fixed maturities, available for sale	347	209	(757)	6,338
(Increase) decrease in allowance for expected credit losses, mortgage loans	(5,822)	(1,343)	(9,781)	(15,771)
Impairment losses(1)	(63)	(14)	(2,389)	(178)
Change in fair value of investment derivatives(2)	169	(870)	(1,282)	153
Net unrealized gains (losses) on equity securities	25,672	44,287	57,343	42,065
Net investment gains (losses)	$30,905	$32,182	$44,365	$(30,503)

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
(2) Refer to Note 5 'Derivative Instruments'.

The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Balance at beginning of period	$5,043	$4,631	$3,938	$10,759
Expected credit losses on securities where credit losses were not previously recognized	466	325	2,125	604
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	(607)	(451)	(904)	(1,858)
Impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—	—	—
Securities sold/redeemed/matured	(206)	(83)	(463)	(5,083)
Balance at end of period	$4,696	$4,422	$4,696	$4,422

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on mortgage loans:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Balance at beginning of period	$27,335	$20,681	$23,378	$6,220
Expected credit losses on loans where credit losses were not previously recognized	1,192	750	2,211	13,930
Additions (reductions) for expected credit losses on loans where credit losses were previously recognized	4,631	4,868	7,569	6,149
Loans sold/redeemed/matured	—	(4,275)	—	(4,275)
Balance at end of period	$33,158	$22,024	$33,158	$22,024

j)    Reverse Repurchase Agreements

At September 30, 2025, the Company held $47 million (2024: $543 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents in the Company's consolidated balance sheets. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, the Company receives principal and interest income. The Company monitors the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The tables below present the financial instruments measured at fair value on a recurring basis for the periods indicated:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At September 30, 2025
Assets
Fixed maturities, available for sale
U.S. government and agency	$2,493,189	$44,486	$—	$—	$2,537,675
Non-U.S. government	—	791,850	—	—	791,850
Corporate debt	—	5,004,469	141,103	—	5,145,572
Agency RMBS	—	1,888,486	—	—	1,888,486
CMBS	—	831,084	—	—	831,084
Non-agency RMBS	—	197,318	—	—	197,318
ABS	—	1,388,313	38,888	—	1,427,201
Municipals	—	60,186	—	—	60,186
	2,493,189	10,206,192	179,991	—	12,879,372
Equity securities
Common stocks	2,734	—	—	—	2,734
Preferred stocks	9,503	6,048	—	—	15,551
Exchange-traded funds	361,492	—	—	—	361,492
Bond mutual funds	—	270,193	—	—	270,193
	373,729	276,241	—	—	649,970
Other investments
Multi-strategy funds	—	—	—	14,168	14,168
Direct lending funds	—	—	—	175,495	175,495
Private equity funds	—	—	—	356,421	356,421
Real estate funds	—	—	—	289,087	289,087
Other privately held investments	—	—	95,159	42,537	137,696
	—	—	95,159	877,708	972,867
Short-term investments	—	17,185	—	—	17,185
Other assets
Derivative instruments (refer to Note 5)	—	3,097	—	—	3,097
Total Assets	$2,866,918	$10,502,715	$275,150	$877,708	$14,522,491
Liabilities
Derivative instruments (refer to Note 5)	$—	$1,545	$—	$—	$1,545
Total Liabilities	$—	$1,545	$—	$—	$1,545

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At December 31, 2024
Assets
Fixed maturities, available for sale
U.S. government and agency	$2,767,315	$35,671	$—	$—	$2,802,986
Non-U.S. government	—	729,939	—	—	729,939
Corporate debt	—	4,715,799	126,391	—	4,842,190
Agency RMBS	—	1,184,845	—	—	1,184,845
CMBS	—	819,608	—	—	819,608
Non-agency RMBS	—	122,536	—	—	122,536
ABS	—	1,519,000	20,832	—	1,539,832
Municipals	—	110,817	—	—	110,817
	2,767,315	9,238,215	147,223	—	12,152,753
Equity securities
Common stocks	2,638	—	—	—	2,638
Preferred stocks	3	5,864	—	—	5,867
Exchange-traded funds	314,042	—	—	—	314,042
Bond mutual funds	—	256,727	—	—	256,727
	316,683	262,591	—	—	579,274
Other investments
Multi-strategy funds	—	—	—	24,919	24,919
Direct lending funds	—	—	—	171,048	171,048
Private equity funds	—	—	—	320,690	320,690
Real estate funds	—	—	—	291,640	291,640
Other privately held investments	—	—	92,230	29,751	121,981
	—	—	92,230	838,048	930,278
Short-term investments	—	223,666	—	—	223,666
Other assets
Derivative instruments (refer to Note 5)	—	9,439	—	—	9,439
Total Assets	$3,083,998	$9,733,911	$239,453	$838,048	$13,895,410
Liabilities
Derivative instruments (refer to Note 5)	$—	$3,100	$—	$—	$3,100
Total Liabilities	$—	$3,100	$—	$—	$3,100

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The following table quantifies the significant unobservable inputs used in estimating fair values at September 30, 2025 of investments classified as Level 3 in the fair value hierarchy:

	Asset fair value	Valuation technique	Unobservable input	Amount / Range	Weighted average

Other investments - Other privately held investments	$11,454	Discounted cash flow	Discount rate	5.4%	5.4%
			Default rate	0.5%	0.5%
			Loss absorption yield	1.0%	1.0%
			Estimated maturity date	0.2 years	0.2 years

Note: Fixed maturities of $180 million that are classified as Level 3 are excluded from the above table as these securities are priced using broker-dealer quotes. In addition, other privately held investments of $84 million that are classified as Level 3 are excluded from the above table as these investments are priced using capital statements received from investee companies.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The following table presents changes in Level 3 for financial instruments measured at fair value on a recurring basis:

	Opening balance	Transfers into Level 3	Transfers out of Level 3	Included in net income(1)	Included in OCI (2)	Purchases	Sales	Settlements/ distributions	Closing balance	Change in unrealized gains/(losses) (3)

Three months ended September 30, 2025
Fixed maturities, available for sale
Corporate debt	$131,473	$—	$—	$15	$613	$11,178	$(62)	$(2,114)	$141,103	$—
ABS	33,492	—	—	—	342	5,054	—	—	38,888	—
	164,965	—	—	15	955	16,232	(62)	(2,114)	179,991	—
Other investments
CLO-Equities	—	—	—	—	—	—	—	—	—	—
Other privately held investments	94,347	—	—	812	—	—	—	—	95,159	812
	94,347	—	—	812	—	—	—	—	95,159	812
Total assets	$259,312	$—	$—	$827	$955	$16,232	$(62)	$(2,114)	$275,150	$812

Nine months ended September 30, 2025
Fixed maturities, available for sale
Corporate debt	$126,391	$—	$—	$253	$1,658	$36,228	$(20,076)	$(3,351)	$141,103	$—
ABS	20,832	—	—	—	1,002	17,054	—	—	38,888	—
	147,223	—	—	253	2,660	53,282	(20,076)	(3,351)	179,991	—
Other investments
CLO-Equities	—	—	—	—	—	—	—	—	—	—
Other privately held investments	92,230	—	—	7,871	—	—	—	(4,942)	95,159	7,871
	92,230	—	—	7,871	—	—	—	(4,942)	95,159	7,871
Total assets	$239,453	$—	$—	$8,124	$2,660	$53,282	$(20,076)	$(8,293)	$275,150	$7,871

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)

	Opening balance	Transfers into Level 3	Transfers out of Level 3	Included in net income(1)	Included in OCI(2)	Purchases	Sales	Settlements/ distributions	Closing balance	Change in unrealized gains/(losses)(3)

Three months ended September 30, 2024
Fixed maturities, available for sale
Corporate debt	$125,009	$—	$—	$—	$2,525	$6,965	$—	$(848)	$133,651	$—
ABS	—	—	—	—	—	—	—	—	—	—
	125,009	—	—	—	2,525	6,965	—	(848)	133,651	—
Other investments
CLO-Equities	4,498	—	—	—	—	—	—	(365)	4,133	—
Other privately held investments	85,288	—	—	(891)	—	—	—	—	84,397	(891)
	89,786	—	—	(891)	—	—	—	(365)	88,530	(891)
Total assets	$214,795	$—	$—	$(891)	$2,525	$6,965	$—	$(1,213)	$222,181	$(891)

Nine months ended September 30, 2024
Fixed maturities, available for sale
Corporate debt	$135,753	$—	$—	$(1,347)	$3,547	$19,436	$(165)	$(23,573)	$133,651	$—
ABS	—	—	—	—	—	—	—	—	—	—
	135,753	—	—	(1,347)	3,547	19,436	(165)	(23,573)	133,651	—
Other investments
CLO-Equities	5,300	—	—	—	—	—	—	(1,167)	4,133	—
Other privately held investments	87,289	—	(6,899)	1,191	—	7,238	—	(4,422)	84,397	1,191
	92,589	—	(6,899)	1,191	—	7,238	—	(5,589)	88,530	1,191
Total assets	$228,342	$—	$(6,899)	$(156)	$3,547	$26,674	$(165)	$(29,162)	$222,181	$1,191

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

Transfers into Level 3 from Level 2

There were no transfers into Level 3 from Level 2 during the three and nine months ended September 30, 2025 and 2024.

Transfers out of Level 3 into Level 2

There were no transfers out of Level 3 into Level 2 during the three and nine months ended September 30, 2025 and 2024.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
For multi-strategy funds, direct lending funds, private equity funds, real estate funds and private company investment funds, valuation statements are typically released on a reporting lag. Therefore, the Company estimates the fair value of these funds by starting with the most recent fund valuations and adjusting for capital calls, redemptions, drawdowns and distributions. Return estimates are not available from the relevant fund managers for these funds, therefore the Company typically has a reporting lag in its fair value measurements of these funds. At September 30, 2025 and December 31, 2024 all funds measured at fair value using NAVs are reported generally on a one quarter lag.

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
At September 30, 2025, the carrying values of cash and cash equivalents including restricted amounts, accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated fair values due to their short maturities. As these financial instruments are not actively traded, their fair values are classified as Level 2.

At September 30, 2025, the Company's fixed maturities, held to maturity, were recorded at amortized cost with a carrying value of $407 million (2024: $443 million) and a fair value of $404 million (2024: $437 million). The fair values of these securities are determined using a model which uses prepayment speeds and spreads sourced primarily from the new issue market. As the significant inputs used to price these securities are observable market inputs, their fair values are classified as Level 2.

At September 30, 2025, the carrying value of mortgage loans, held for investment, approximated fair value. The fair values of mortgage loans are primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk or are determined from pricing for similar loans. As mortgage loans are not actively traded, their fair values are classified as Level 3.

At September 30, 2025, the Company's debt was recorded at amortized cost with a carrying value of $1,316 million (2024: $1,315 million) and a fair value of $1,295 million (2024: $1,247 million). The fair value of the Company's debt is based on prices obtained from a third-party pricing service and is determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As the yields for the risk-free yield curve and the spreads are observable market inputs, the fair value of this debt is classified as Level 2.

At September 30, 2025, Federal Home Loan Bank advances were recorded at amortized cost with a carrying value of $66 million (2024: $66 million) and a fair value of $66 million (2024: $66 million). As these advances are not actively traded, their fair values are classified as Level 2.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.    DERIVATIVE INSTRUMENTS

The following table provides the balance sheet classifications of derivatives recorded at fair value:

	September 30, 2025			December 31, 2024
	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)

Relating to investment portfolio:
Foreign exchange forward contracts	$33,293	$23	$47	$17,655	$323	$—
Relating to underwriting portfolio:
Foreign exchange forward contracts	1,691,229	3,074	1,498	1,323,714	9,116	3,100
Total derivatives		$3,097	$1,545		$9,439	$3,100

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

The following table provides a reconciliation of gross derivative assets and liabilities to the net amounts presented in the consolidated balance sheets, with the difference being attributable to the impact of master netting agreements:

	September 30, 2025			December 31, 2024
	Gross amounts	Gross amounts offset	Net amounts(1)	Gross amounts	Gross amounts offset	Net amounts(1)

Derivative assets	$5,670	$(2,573)	$3,097	$20,067	$(10,628)	$9,439
Derivative liabilities	$4,118	$(2,573)	$1,545	$13,728	$(10,628)	$3,100

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

The following table provides the total unrealized and realized gains (losses) recognized in net income (loss) for derivatives not designated as hedges:

	Consolidated statement of operations line item that includes gain (loss) recognized in net income (loss)	Three months ended September 30,		Nine months ended September 30,
		2025	2024	2025	2024

Relating to investment portfolio:
Foreign exchange forward contracts	Net investment gains (losses)	$169	$(870)	$(1,282)	$153
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange (losses) gains	14,099	6,906	414	7,987
Total		$14,268	$6,036	$(868)	$8,140

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES
Reserve Roll-Forward

The following table presents a reconciliation of the Company's beginning and ending gross reserve for losses and loss expenses and net reserve for unpaid losses and loss expenses:

	Nine months ended September 30,
	2025	2024

Gross reserve for losses and loss expenses, beginning of period	$17,218,929	$16,434,018
Less reinsurance recoverable on unpaid losses and loss expenses, beginning of period	(6,840,897)	(6,323,083)
Net reserve for unpaid losses and loss expenses, beginning of period	10,378,032	10,110,935

Net incurred losses and loss expenses related to:
Current year	2,486,226	2,334,543
Prior years	(57,112)	(8,011)
	2,429,114	2,326,532

Net paid losses and loss expenses related to:
Current year	(279,444)	(308,581)
Prior years	(2,068,518)	(1,769,278)
	(2,347,962)	(2,077,859)

Foreign exchange and other	(1,505,957)	124,792

Net reserve for unpaid losses and loss expenses, end of period	8,953,227	10,484,400
Reinsurance recoverable on unpaid losses and loss expenses, end of period	9,043,009	6,810,929
Gross reserve for losses and loss expenses, end of period	$17,996,236	$17,295,329

On April 24, 2025, the Company completed a loss portfolio transfer reinsurance agreement with Cavello Bay Reinsurance Limited, a wholly-owned subsidiary of Enstar Group Limited ("Enstar") which was deemed to have met the established criteria for retroactive reinsurance accounting (refer to Note 14 'Related Party Transactions'). At September 30, 2025, foreign exchange and other included an increase in reinsurance recoverable on unpaid losses of $1.9 billion related to this transaction.

At September 30, 2025, net reserves for losses and loss expenses included estimated amounts for numerous catastrophe events. The magnitude and complexity of losses arising from certain of these events inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at estimated net reserves for losses and loss expenses. These events include California Wildfires in 2025, Hurricane Milton and Hurricane Helene in 2024. As a result, actual losses for these events may ultimately differ materially from current estimates. During the nine months ended September 30, 2025, the Company recognized catastrophe and weather-related losses, net of reinsurance, of $129 million (2024: $145 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
Prior Year Reserve Development

The Company's net favorable (adverse) prior year reserve development arises from changes to estimates of losses and loss expenses related to loss events that occurred in previous calendar years. The following table presents net favorable (adverse) prior year reserve development by segment:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)

Insurance	$14,843	$4,009	$44,036	$4,008
Reinsurance	4,103	4,003	13,076	4,003
Total	$18,946	$8,012	$57,112	$8,011

The following sections provide further details on net favorable (adverse) prior year reserve development by segment, reserve class and accident year:

Insurance Segment:

The following table maps the Company's lines of business to reserve classes:

Insurance segment
Reserve class
	Property	Casualty	Specialty other
Reported lines of business
Property	X
Professional lines		X
Liability		X
Cyber		X
Marine and aviation			X
Accident and health			X
Credit and political risk			X

Prior year reserve development by reserve class was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)

Property	$6,908	$2,043	$23,883	$10,053
Casualty	—	—	—	—
Specialty other	7,935	1,966	20,153	(6,045)
Total	$14,843	$4,009	$44,036	$4,008

2025
For the three months ended September 30, 2025, net favorable prior year reserve development of $15 million was recognized, the principal components of which were:
•$7 million of net favorable prior year reserve development on property business.
•$8 million of net favorable prior year reserve development on the specialty other reserve class primarily due to better than expected loss emergence attributable to the credit and political risk line of business.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
2025
For the nine months ended September 30, 2025, net favorable prior year reserve development of $44 million was recognized, the principal components of which were:
•$24 million of net favorable prior year reserve development on property business.
•$20 million of net favorable prior year reserve development on the specialty other reserve class primarily due to better than expected loss emergence attributable to the credit and political risk line of business and the accident and health line of business.
2024
For the nine months ended September 30, 2024, net prior year reserve development of $4 million was recognized, the principal components of which were:
•$10 million of net favorable prior year reserve development on property business primarily due to better than expected loss emergence mainly related to the 2021 and 2022 accident years.
•$6 million of net adverse prior year reserve development on the specialty other reserve class attributable to the marine and aviation line of business due to an increase in the loss estimate attributable to a specific large claim related to the 2019 accident year.
Reinsurance Segment:
The following table maps the Company's lines of business to reserve classes:

Reinsurance segment
Reserve class
	Casualty	Specialty	Run-off
Reported lines of business
Liability	X
Professional lines	X
Motor	X
Accident and health		X
Credit and surety		X
Agriculture		X
Marine and aviation		X
Catastrophe			X
Property			X
Engineering			X

Prior year reserve development by reserve class was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)

Casualty	$—	$—	$—	$—
Specialty	4,103	4,003	12,951	4,003
Run-off	—	—	125	—
Total	$4,103	$4,003	$13,076	$4,003

2025
For the nine months ended September 30, 2025, net favorable prior year reserve development of $13 million was recognized.
•$13 million of net favorable prior year reserve development on the specialty reserve class primarily due to better than expected loss emergence attributable to the agriculture line of business.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.    EARNINGS PER COMMON SHARE
The following table presents a comparison of earnings per common share and earnings per diluted common share:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Earnings per common share
Net income	$301,864	$180,728	$719,289	$788,153
Less: Preferred share dividends	7,563	7,563	22,688	22,688
Net income available to common shareholders	$294,301	$173,165	$696,601	$765,465
Weighted average common shares outstanding	77,619	83,936	79,037	84,428
Earnings per common share	$3.79	$2.06	$8.81	$9.07

Earnings per diluted common share
Net income available to common shareholders	$294,301	$173,165	$696,601	$765,465

Weighted average common shares outstanding	77,619	83,936	79,037	84,428
Share-based compensation plans	982	1,064	1,053	910
Weighted average diluted common shares outstanding	78,601	85,000	80,090	85,338
Earnings per diluted common share	$3.74	$2.04	$8.70	$8.97

Weighted average anti-dilutive shares excluded from the dilutive computation	42	6	16	253

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

Valuation assumptions

Performance Restricted Stock Units granted in 2025 and 2024 with a market condition

The fair value of these performance restricted stock units was measured on the grant date using a Monte Carlo simulation model.

The following table provides details of the significant inputs used in the Monte Carlo simulation model:

Nine months ended September 30,	2025	2024

Expected volatility	25.30%	26.00%
Expected term (in years)	3.0	3.0
Expected dividend yield	n/a	n/a
Risk-free interest rate	4.16%	4.06%

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

The following table provides an activity summary of the Company's share-settled restricted stock units for the nine months ended September 30, 2025:

	Share-Settled Performance Restricted Stock Units		Share-Settled Service Restricted Stock Units
	Number of restricted stock units	Weighted average grant date fair value	Number of restricted stock units	Weighted average grant date fair value

Non-vested restricted stock units - beginning of period	247	$65.73	1,642	$57.73
Granted	89	98.22	603	90.76
Performance adjustment (1)	55	68.63	—	—
Vested	(115)	68.63	(633)	56.78
Forfeited	(5)	86.55	(120)	66.14
Non-vested restricted stock units - end of period	271	$75.43	1,492	$70.82

(1) The performance adjustment represents the difference between the number of performance restricted stock units granted and earned following the three-year performance period that ended in 2024. The performance restricted stock units were granted at the target level of achievement.

The following table provides additional information related to share-based compensation:

Nine months ended September 30,	2025	2024

Share-based compensation expense	$34,134	$33,441
Tax benefits associated with share-based compensation expense	$10,182	$6,274
Fair value of restricted stock units vested(1)	$72,309	$44,710
Unrecognized share-based compensation expense	$81,190	$70,073
Expected weighted average period associated with the recognition of unrecognized share-based compensation expense	2.5 years	2.5 years

(1) Fair value is based on the closing price of the Company's common shares on the vest date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.    SHAREHOLDERS' EQUITY
The following table presents changes in common shares issued and outstanding:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Shares issued, balance at beginning of period	176,580	176,580	176,580	176,580
Shares issued	—	—	—	—
Total shares issued at end of period	176,580	176,580	176,580	176,580

Treasury shares, balance at beginning of period	(98,407)	(92,401)	(93,596)	(91,294)
Shares repurchased	(1,140)	(542)	(6,696)	(2,368)
Shares reissued	2	12	747	731
Total treasury shares at end of period	(99,545)	(92,931)	(99,545)	(92,931)

Total shares outstanding	77,035	83,649	77,035	83,649

Treasury Shares
On February 6, 2025, authorization under the Company's Board-authorized share repurchase program for common share repurchases approved in May 2024 was exhausted.
On February 19, 2025, the Company's Board of Directors approved a new share repurchase program for up to $400 million of the Company's common shares. The new share repurchase program is open-ended, allowing the Company to repurchase its shares from time to time in the open market or privately negotiated transactions, depending on market conditions. On September 3, 2025, authorization under this plan was exhausted.
On September 17, 2025, the Company's Board of Directors approved a new share repurchase program for up to $400 million of the Company's common shares. The new share repurchase program is open-ended, allowing the Company to repurchase its shares from time to time in the open market or privately negotiated transactions, depending on market conditions.
The following table presents common shares repurchased from shares held in Treasury:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Publicly announced programs:(1)
Total shares	1,139	537	6,431	2,125
Total cost	$109,977	$39,918	$599,959	$139,886
Average price per share(2)	$96.51	$74.26	$93.29	$65.82

From employees:(3)
Total shares	1	5	265	243
Total cost	$61	$387	$25,674	$14,943
Average price per share(2)	$101.28	$77.65	$96.80	$61.49

Total shares repurchased:
Total shares	1,140	542	6,696	2,368
Total cost	$110,038	$40,305	$625,633	$154,829
Average price per share(2)	$96.52	$74.29	$93.43	$65.38

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

Three months ended September 30, 2025
Common shares	$0.44	$—	$0.44
Series E preferred shares	$34.38	$—	$34.38

Three months ended September 30, 2024
Common shares	$0.44	$—	$0.44
Series E preferred shares	$34.38	$—	$34.38
Nine months ended September 30, 2025
Common shares	$1.32	$0.88	$0.44
Series E preferred shares	$103.13	$68.75	$34.38

Nine months ended September 30, 2024
Common shares	$1.32	$0.88	$0.44
Series E preferred shares	$103.13	$68.75	$34.38

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10.    DEBT AND FINANCING ARRANGEMENTS
Letter of Credit Facility

On August 26, 2025, AXIS Corporate Capital UK II Limited (the "Borrower"), acting through AXIS Managing Agency Limited, as managing agent of AXIS Syndicate 1686 and AXIS Syndicate 2050 (collectively, the "Syndicates"), entered into a facility letter and master agreement (collectively, the "Agreements") with Citibank Europe Plc (the "Lender"), providing for an uncommitted unsecured letter of credit facility up to a maximum aggregate amount of $90 million (the "$90 million Facility") with tenors of issuable letters of credit to August 31, 2030. The facility is supported by a guarantee issued by AXIS Specialty Limited.

The letter of credit facility is intended to support the Borrower's obligations in connection with the Syndicates’ participation in the Lloyd’s insurance market, specifically its Funds at Lloyd’s requirements. The facility contains customary representations, warranties, covenants, and events of default for transactions of this nature.

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
11.     FEDERAL HOME LOAN BANK ADVANCES

The Company's subsidiaries, AXIS Insurance Company and AXIS Surplus Insurance Company, are members of the Federal Home Loan Bank of Chicago ("FHLB").

At September 30, 2025, the companies had admitted assets of approximately $3.4 billion (2024: $3.2 billion) which provides borrowing capacity of up to approximately $848 million (2024: $798 million).

At September 30, 2025, the Company had borrowings under the FHLB program of $66 million (2024: $66 million). On September 11, 2024, the Company repaid borrowings under the FHLB program of $10 million, at their stated maturity. On October 31, 2024, the Company repaid borrowings under the FHLB program of $9 million, at their stated maturity.

At September 30, 2025, the FHLB advances have maturities in 2026 (2024: 2025) and interest payable at interest rates between 4.2% and 4.6% (2024: interest rates between 4.5% and 5.5%). The Company incurred interest expense of $1 million (2024: $1 million) for the three months ended September 30, 2025 and $2 million (2024: $3 million) for the nine months ended September 30, 2025. The borrowings under the FHLB program are secured by cash and investments with a fair value of $73 million (2024: $72 million).

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.    OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the tax effects allocated to each component of other comprehensive income (loss):

	2025			2024
	Before tax amount	Income tax (expense) benefit	Net of tax amount	Before tax amount	Income tax (expense) benefit	Net of tax amount

Three months ended September 30,
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	$51,129	$(12,050)	$39,079	$379,332	$(68,820)	$310,512
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	325	(56)	269	768	(41)	727
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	(5,052)	1,029	(4,023)	5,109	(688)	4,421
Unrealized gains (losses) arising during the period, net of reclassification adjustment	46,402	(11,077)	35,325	385,209	(69,549)	315,660
Foreign currency translation adjustment	(3,446)	—	(3,446)	2,570	—	2,570
Total other comprehensive income (loss), net of tax	$42,956	$(11,077)	$31,879	$387,779	$(69,549)	$318,230

Nine months ended September 30,
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	$283,996	$(52,284)	$231,712	$264,873	$(49,918)	$214,955
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	(41)	(4)	(45)	122	(2)	120
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	40,264	(6,626)	33,638	89,483	(7,276)	82,207
Unrealized gains (losses) arising during the period, net of reclassification adjustment	324,219	(58,914)	265,305	354,478	(57,196)	297,282
Foreign currency translation adjustment	12,421	—	12,421	(8,184)	—	(8,184)
Total other comprehensive income (loss), net of tax	$336,640	$(58,914)	$277,726	$346,294	$(57,196)	$289,098

The following table presents details of amounts reclassified from accumulated other comprehensive income (loss) ("AOCI") to net income (loss):

		Amount reclassified from AOCI(1)
AOCI Components	Consolidated statement of operations line item that includes reclassification adjustment	Three months ended September 30,		Nine months ended September 30,
		2025	2024	2025	2024

Unrealized gains (losses) on available for sale investments
	Other realized and unrealized investment gains (losses)	$5,115	$(5,095)	$(37,875)	$(89,305)
	Impairment losses	(63)	(14)	(2,389)	(178)
	Total before tax	5,052	(5,109)	(40,264)	(89,483)
	Income tax (expense) benefit	(1,029)	688	6,626	7,276
	Net of tax	$4,023	$(4,421)	$(33,638)	$(82,207)

(1)     Amounts in parentheses are charges to net income (loss).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.    RELATED PARTY TRANSACTIONS

Related Party Transactions with Stone Point Capital, LLC ("Stone Point")

At September 30, 2025, the Company had invested $397 million in separately managed accounts ("SMAs") that are managed by Eagle Point which is majority-owned by Trident IX.
At September 30, 2025, the Company had invested $6 million in a SMA managed by Stone Point Credit LLC.

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

Investment in Monarch Point Re

During 2025, the Company invested an additional $9 million in Monarch Point Re (refer to Note 3 'Investments'), a collateralized reinsurer which is jointly sponsored by the Company and Stone Point.

Loans to Monarch Point Re
During 2025, the Company advanced $192 million (2024: $253 million) to Monarch Point Re. These loans will be repaid in a manner consistent with the timing of amounts due to Monarch Point Re under retrocession agreements. At September 30, 2025, an amount of $188 million (2024: $236 million) was repaid and was treated as a non-cash activity in the consolidated statement of cash flows. These loans are expected to be repaid in full by November 15, 2026. The loan balance receivable at September 30, 2025 of $247 million (2024: $243 million) is included in loan advances made in the consolidated balance sheets. At September 30, 2025, the Company had committed to advance a further $36 million (2024: $nil) to Monarch Point Re.

Interest on this loan is payable for this period at interest rates between 4.6% and 4.8% (2024: interest rates between 4.7% and 5.5%) Interest related to this loan of $9 million (2024: $7 million) was received in advance and is included in other liabilities in the consolidated balance sheets.

15.    INCOME TAXES
The change in the effective rate for the three months ended September 30, 2025 to 18.9% from 21.0% for three months ended September 30, 2024 is attributable to the distribution of net income (loss) among tax jurisdictions.
The change in the effective rate for the nine months ended September 30, 2025 to 19.2% from (4.8%) for the nine months ended September 30, 2024 is attributable to Bermuda corporate income tax that applies a 15% tax on Bermuda pre-tax income in 2025 compared to the benefit of the Bermuda economic transition adjustment recognized in 2024.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2025 and 2024 and our financial condition at September 30, 2025 and December 31, 2024. This should be read in conjunction with Item 1 'Consolidated Financial Statements' of this report and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024. Unless otherwise noted, tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

THIRD QUARTER 2025 FINANCIAL HIGHLIGHTS

Third Quarter 2025 Consolidated Results of Operations

•Net income available to common shareholders of $294 million, or $3.79 per common share, and $3.74 per diluted common share
•Operating income(1) of $255 million, or $3.25 per diluted common share(1)
•Gross premiums written of $2.1 billion
•Net premiums written of $1.4 billion
•Net premiums earned of $1.5 billion
•Pre-tax, catastrophe and weather-related losses, net of reinsurance, of $44 million ($34 million, after-tax), (Insurance: $43 million; Reinsurance: $1m), or 3.0 points, including $20 million or 1.4 points attributable to the Middle East Conflict
•Net favorable prior year reserve development of $19 million (Insurance: $15 million; Reinsurance: $4 million)
•Underwriting income(2) of $188 million and combined ratio of 89.4%
•Net investment income of $185 million
•Net investment gains of $31 million
•Foreign exchange gains of $13 million
•Income tax expense of $70 million

Third Quarter 2025 Consolidated Financial Condition
•Total cash and invested assets of $16.8 billion; fixed maturities, short-term investments, and cash and cash equivalents comprise 87% of total cash and investments and have an average credit rating of AA-
•Total assets of $34.3 billion
•Reserve for losses and loss expenses of $18.0 billion and reinsurance recoverable on unpaid and paid losses and loss expenses of $9.7 billion
•Debt of $1.3 billion and debt to total capital ratio(3) of 17.1%
•Total common shares repurchased were 1.1 million shares for a total of $110 million
•Common shareholders’ equity of $5.8 billion; book value per diluted common share of $73.82

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

We provide our clients and distribution partners with a broad range of risk transfer products and services, and strong capacity, backed by excellent financial strength. We manage our portfolio holistically, aiming to construct the optimum portfolio of risks, consistent with our risk appetite and the development of our franchise. We nurture an ethical, entrepreneurial, disciplined and diverse culture that promotes outstanding client service, intelligent risk taking, operating efficiency, sustainability and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a global specialty underwriting leader. The execution of our business strategy for the first nine months of 2025 included the following:

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
•investing in data and technology as well as AI capabilities and tools to empower our underwriters and enhance the service that we provide to our customers;
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

The current trade and geopolitical environment introduce uncertainty across several dimensions including potential impacts on economic growth and loss costs. At AXIS, we assess all forms of uncertainty presented, and through our normal underwriting practices we take steps and measures that guard against adverse outcomes. Looking at the trends impacting our business:

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

Across the business, we will continue to pursue attractive opportunities by employing a focused underwriting strategy and selective appetite. Where price continues to deliver adequate profitability, we will look to grow within our risk and volatility guidelines. With a strengthened book of business, and an expanding footprint in our chosen specialty markets, we believe AXIS remains positioned to drive profitable growth in 2026.

Recent Developments

Loss Portfolio Transfer Reinsurance Agreement with Enstar

On April 24, 2025, we completed a loss portfolio transfer reinsurance agreement ("LPT") with Cavello Bay Reinsurance Limited, a wholly-owned subsidiary of Enstar Group Limited ("Enstar") to retrocede a portfolio of reinsurance business predominantly related to 2021 and prior underwriting years (refer to Item 1, Note 14 to the Consolidated Financial Statements 'Related Party Transactions').

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

Under the terms of the LPT we will retain responsibility for the management of claims.

In subsequent periods, we will reassess the reserves for losses and loss expenses subject to the LPT. Any adverse prior year reserve development associated with the subject business will increase the cumulative amounts ceded to the reinsurer compared to the consideration paid and will increase the gain determined in accordance with retroactive reinsurance accounting. Consistent with our accounting policy, (refer to Item 7, Note 2 to the Consolidated Financial Statements 'Basis of Presentation and Significant Accounting Policies' included in our Annual Report on Form 10-K for the year ended December 31, 2024), gains are deferred and amortized into net income over the claims settlement period.

Although retroactive reinsurance accounting may result in volatility to our results in the short-term, the loss portfolio transfer reinsurance agreement will provide significant protection from prior year reserve development on the subject business over the contract term, provided this remains within the limit of the agreement.

Bermuda Corporate Income Tax

The effective tax rates of 18.9% and 19.2%, for the three and nine months ended September 30, 2025 were attributable to the distribution of net income (loss) among tax jurisdictions. Corporate income tax of 15% applied to Bermuda pre-tax income effective January 1, 2025.

CONSOLIDATED RESULTS OF OPERATIONS

	Three months ended September 30,			Nine months ended September 30,
	2025	% Change	2024	2025	% Change	2024

Underwriting revenues:
Gross premiums written	$2,124,184	10%	$1,935,902	$7,434,807	6%	$7,030,564
Net premiums written	1,352,989	9%	1,235,985	4,738,463	5%	4,531,802
Net premiums earned	1,451,883	6%	1,366,701	4,186,133	7%	3,929,221
Other insurance related income	6,593	(4%)	6,838	18,835	(21%)	23,704
Underwriting expenses:
Net losses and loss expenses	(841,435)	1%	(831,872)	(2,429,114)	4%	(2,326,532)
Acquisition costs	(285,618)	4%	(274,935)	(826,094)	4%	(794,280)
Underwriting-related general and administrative expenses(1)	(143,111)	9%	(131,582)	(408,790)	5%	(390,143)
Underwriting income (2)	188,312		135,150	540,970		441,970

Net investment income	184,903	(10%)	205,100	579,911	3%	563,458
Net investment gains (losses)	30,905	(4%)	32,182	44,365	nm	(30,503)
Corporate expenses(1)	(28,526)	(15%)	(33,621)	(83,088)	(4%)	(86,873)
Foreign exchange (losses) gains	13,492	nm	(92,204)	(138,428)	nm	(61,268)
Interest expense and financing costs	(16,657)	(1%)	(16,849)	(49,816)	(2%)	(51,005)
Reorganization expenses	—	nm	—	—	nm	(26,312)
Amortization of intangible assets	(2,396)	(12%)	(2,729)	(7,521)	(8%)	(8,188)
Income before income taxes and interest in income of equity method investments	370,033		227,029	886,393		741,279
Income tax (expense) benefit	(70,252)	47%	(47,922)	(170,773)	nm	36,185
Interest in income of equity method investments	2,083	29%	1,621	3,669	(66%)	10,689
Net income	301,864		180,728	719,289		788,153
Preferred share dividends	(7,563)	—%	(7,563)	(22,688)	—%	(22,688)
Net income available to common shareholders	$294,301		$173,165	$696,601		$765,465

nm – not meaningful is defined as a variance greater than +/-100%
(1)Underwriting-related general and administrative expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most comparable GAAP financial measure, also included corporate expenses of $29 million and $34 million for the three months ended September 30, 2025 and 2024, respectively, and $83 million and $87 million for the nine months ended September 30, 2025 and 2024, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for further details on corporate expenses. Refer also to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures Reconciliation' for further details.
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

Underwriting Revenues

Underwriting revenues by segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2025	% Change	2024	2025	% Change	2024

Gross premiums written:
Insurance	$1,691,882	11%	$1,526,676	$5,280,220	7%	$4,915,247
Reinsurance	432,302	6%	409,226	2,154,587	2%	2,115,317
Total gross premiums written	$2,124,184	10%	$1,935,902	$7,434,807	6%	$7,030,564

Percent of gross premiums written ceded
Insurance	36%	— pts	36%	35%	— pts	35%
Reinsurance	38%	2 pts	36%	39%	2 pts	37%
Total percent of gross premiums written ceded	36%	— pts	36%	36%	— pts	36%

Net premiums written:
Insurance	$1,084,947	11%	$975,911	$3,420,038	7%	$3,192,462
Reinsurance	268,042	3%	260,074	1,318,425	(2%)	1,339,340
Total net premiums written	$1,352,989	9%	$1,235,985	$4,738,463	5%	$4,531,802

Net premiums earned:
Insurance	$1,085,612	6%	$1,023,851	$3,128,658	8%	$2,900,011
Reinsurance	366,271	7%	342,850	1,057,475	3%	1,029,210
Total net premiums earned	$1,451,883	6%	$1,366,701	$4,186,133	7%	$3,929,221

Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment' for further details on underwriting revenues.

Combined Ratio

The components of the combined ratio were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2025	% Point Change	2024	2025	% Point Change	2024

Current accident year loss ratio, excluding catastrophe and weather-related losses(1)	56.3%	0.6	55.7%	56.3%	0.6	55.7%
Catastrophe and weather-related losses ratio(1)	3.0%	(2.8)	5.8%	3.1%	(0.6)	3.7%
Current accident year loss ratio(1)	59.3%	(2.2)	61.5%	59.4%	—	59.4%
Prior year reserve development ratio	(1.3%)	(0.7)	(0.6%)	(1.4%)	(1.2)	(0.2%)
Net losses and loss expenses ratio	58.0%	(2.9)	60.9%	58.0%	(1.2)	59.2%
Acquisition cost ratio	19.7%	(0.4)	20.1%	19.7%	(0.5)	20.2%
General and administrative expense ratio(2)	11.7%	(0.4)	12.1%	11.8%	(0.4)	12.2%
Combined ratio	89.4%	(3.7)	93.1%	89.5%	(2.1)	91.6%

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
(2)    The general and administrative expense ratio included corporate expenses not allocated to underwriting segments of 2.0% and 2.5% for the three months ended September 30, 2025 and 2024, respectively, and 2.0% and 2.2% for the nine months ended September 30, 2025 and 2024, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for further details.
Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment' for further details on underwriting expenses.

RESULTS BY SEGMENT

Insurance Segment

Results for the insurance segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2025	% Change	2024	2025	% Change	2024

Revenues:
Gross premiums written	$1,691,882	11%	$1,526,676	$5,280,220	7%	$4,915,247
Net premiums written	1,084,947	11%	975,911	3,420,038	7%	3,192,462
Net premiums earned	1,085,612	6%	1,023,851	3,128,658	8%	2,900,011
Other insurance related income	261	nm	93	424	nm	53

Expenses:
Current accident year net losses and loss expenses	(610,650)		(606,663)	(1,763,702)		(1,646,118)
Prior year reserve development	14,843		4,009	44,036		4,008
Acquisition costs	(205,440)		(203,255)	(594,372)		(567,310)
Underwriting-related general and administrative expenses	(131,326)		(119,249)	(375,564)		(353,230)

Underwriting income	$153,300		$98,786	$439,480		$337,414

Ratios:		% Point Change			% Point Change
Current accident year loss ratio, excluding catastrophe and weather-related losses	52.3%	—	52.3%	52.3%	0.2	52.1%
Catastrophe and weather-related losses ratio	3.9%	(3.1)	7.0%	4.1%	(0.6)	4.7%
Current accident year loss ratio	56.2%	(3.1)	59.3%	56.4%	(0.4)	56.8%
Prior year reserve development ratio	(1.3%)	(0.9)	(0.4%)	(1.4%)	(1.2)	(0.2%)
Net losses and loss expenses ratio	54.9%	(4.0)	58.9%	55.0%	(1.6)	56.6%
Acquisition cost ratio	18.9%	(1.0)	19.9%	19.0%	(0.6)	19.6%
Underwriting-related general and administrative expense ratio	12.1%	0.5	11.6%	12.0%	(0.2)	12.2%
Combined ratio	85.9%	(4.5)	90.4%	86.0%	(2.4)	88.4%

nm – not meaningful

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended September 30,					Nine months ended September 30,
	2025		2024		% Change	2025		2024		% Change

Property	$468,098	28%	$433,843	28%	8%	$1,608,992	30%	$1,553,825	31%	4%
Professional lines	337,888	20%	286,108	19%	18%	938,417	18%	821,859	17%	14%
Liability	345,455	20%	321,205	21%	8%	1,014,756	19%	920,473	19%	10%
Cyber	103,404	6%	129,543	8%	(20%)	353,911	7%	426,998	9%	(17%)
Marine and aviation	190,321	11%	163,838	11%	16%	681,865	13%	645,698	13%	6%
Accident and health	161,470	10%	119,686	8%	35%	413,296	8%	325,534	7%	27%
Credit and political risk	85,246	5%	72,453	5%	18%	268,983	5%	220,860	4%	22%
Total	$1,691,882	100%	$1,526,676	100%	11%	$5,280,220	100%	$4,915,247	100%	7%

Gross premiums written for the three months ended September 30, 2025 increased by $165 million, or 11% ($154 million, or 10%, on a constant currency basis(1)), compared to the three months ended September 30, 2024. The increase was primarily attributable to professional lines, accident and health, property, marine and aviation, liability, and credit and political risk lines, partially offset by a decrease in cyber lines.

The increase in professional lines was due to positive premium adjustments related to transactional liability business, higher renewals of financial lines and program business, together with new financial lines, U.S. design professional, Allied Health and program business. The increase in accident and health lines was attributable to a higher level of premiums and increased rate associated with renewed pet insurance business, together with new pet insurance business. The increase in property lines was due to new excess and surplus lines market business including lower middle market business, and new program business, together with positive premium adjustments related to program business. The increase in marine and aviation lines was attributable to higher renewals of marine war business and ocean marine business, the timing of renewals and positive premium adjustments related to marine offshore renewable energy business, together with new marine energy business. The increase in liability lines was driven by new U.S. excess casualty business, increased rate associated with renewed U.S. excess casualty business, and a higher level of premiums associated with renewals of program business, partially offset by a decrease in U.S. primary casualty business. The increase in credit and political risk lines was driven by new business and higher renewals of surety program business.

The decrease in cyber lines was attributable to the cancellation of two programs in 2024.

Gross premiums written for the nine months ended September 30, 2025 increased by $365 million, or 7%, compared to the nine months ended September 30, 2024. The increase was primarily attributable to professional lines, liability, accident and health, property, credit and political risk, and marine and aviation lines, partially offset by a decrease in cyber lines.

The increases in professional lines, liability, accident and health, property, credit and political risk, and marine and aviation lines were driven by new business.

The increase in professional lines was also driven by increased rate associated with renewed environmental business, higher renewals of program business, together with premium adjustments related to transactional liability business. The increase in liability lines was also driven by increased rate associated with renewed U.S. excess casualty business including lower middle market business, the timing of a renewal of a significant contract and higher renewals of program business, partially offset by a decrease in U.S. primary casualty business. The increase in accident and health lines was also attributable to a higher level of premiums and increased rate associated with renewed pet insurance business. The increase in property lines was also due to higher renewals of program business and onshore renewable energy business, together with increased rate associated with program business, partially offset by reduced opportunities in the excess and surplus lines market associated with competitive market conditions.

The increase in credit and political risk lines was also due to higher renewals of surety program business. The increase in marine and aviation lines was also attributable to premium adjustments principally related to aviation business written on a line slip basis, partially offset by a lower level of premiums associated with aviation war business and marine war business.

The decrease in cyber lines was related to the cancellation of two programs in 2024, partially offset by premium adjustments related to business written on a line slip basis.

Ceded Premiums Written

Ceded premiums written for the three months ended September 30, 2025 was $607 million, or 36%, of gross premiums written, compared to $551 million, or 36%, of gross premiums written for the three months ended September 30, 2024. The increase in ceded premiums written of $56 million, or 10%, was primarily driven by increases in accident and health, professional lines, marine and aviation, credit and political risk, and property lines, partially offset by decreases in cyber and liability lines. The increases in accident and health, professional lines, marine and aviation, credit and political risk, and property lines reflected the increase in gross premiums written for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase in accident and health lines was also attributable to a new quota share treaty.

(1) Amounts presented on a constant currency basis are non-GAAP financial measures as defined in Item 10 (e) of SEC Regulation S-K. The constant currency basis is calculated by applying the average foreign exchange rate from the current year to the prior year balance. Variances that are unchanged on a constant currency basis are omitted from the narrative

The decrease in cyber lines reflected the decrease in gross premiums written for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The decrease in liability lines was due to the restructuring of an existing quota share treaty, partially offset by the increase in gross premiums written for the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

Ceded premiums written for the nine months ended September 30, 2025 was $1,860 million, or 35%, of gross premiums written, compared to $1,723 million, or 35%, of gross premiums written for the nine months ended September 30, 2024. The increase in ceded premiums written of $137 million, or 8%, was primarily driven by increases in accident and health, professional lines and credit and political risk lines, partially offset by a decrease in property lines. The increase in accident and health lines was attributable to a new quota share treaty and the increase in gross premiums written for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increases in professional lines and credit and political risk lines reflected the increase in gross premiums written for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

The decrease in property lines was due to the restructuring of an existing quota share treaty, partially offset by the increase in gross premiums written for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended September 30,					Nine months ended September 30,
	2025		2024		% Change	2025		2024		% Change

Property	$343,557	31%	$301,546	30%	14%	$994,471	33%	$829,209	28%	20%
Professional lines	224,869	21%	218,087	21%	3%	639,348	20%	614,560	21%	4%
Liability	142,198	13%	127,285	12%	12%	388,405	12%	372,062	13%	4%
Cyber	74,802	7%	88,292	9%	(15%)	233,174	7%	257,440	9%	(9%)
Marine and aviation	169,397	16%	151,001	15%	12%	478,986	15%	450,375	16%	6%
Accident and health	80,246	7%	95,670	9%	(16%)	249,749	8%	267,628	9%	(7%)
Credit and political risk	50,543	5%	41,970	4%	20%	144,525	5%	108,737	4%	33%
Total	$1,085,612	100%	$1,023,851	100%	6%	$3,128,658	100%	$2,900,011	100%	8%

Net premiums earned for the three months ended September 30, 2025 increased by $62 million, or 6% ($52 million, or 5%, on a constant currency basis), compared to the three months ended September 30, 2024. The increase was primarily driven by increases in gross premiums earned in property, accident and health, marine and aviation, and liability lines, together with decreases in ceded premiums earned in cyber and property lines. These amounts were partially offset by increases in ceded premiums earned in accident and health, and marine and aviation lines, and a decrease in gross premiums earned in cyber lines.

Net premiums earned for the nine months ended September 30, 2025 increased by $229 million, or 8%, compared to the nine months ended September 30, 2024. The increase was primarily driven by increases in gross premiums earned in property, accident and health, credit and political risk, professional lines, liability, and marine and aviation lines, together with decreases in ceded premiums earned in cyber and property lines. These amounts were partially offset by increases in ceded premiums earned in accident and health, and credit and political risk lines, and a decrease in gross premiums earned in cyber lines.

Loss Ratio

The components of the loss ratio were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2025	% Point Change	2024	2025	% Point Change	2024

Current accident year loss ratio	56.2%	(3.1)	59.3%	56.4%	(0.4)	56.8%
Prior year reserve development ratio	(1.3%)	(0.9)	(0.4%)	(1.4%)	(1.2)	(0.2%)
Loss ratio	54.9%	(4.0)	58.9%	55.0%	(1.6)	56.6%

Current Accident Year Loss Ratio

The current accident year loss ratio decreased to 56.2% for the three months ended September 30, 2025, from 59.3% for the three months ended September 30, 2024.

The decrease in the current accident year loss ratio for the three months ended September 30, 2025, compared to the same period in 2024, was impacted by a lower level of catastrophe and weather-related losses. During the three months ended September 30, 2025, catastrophe and weather-related losses, net of reinsurance, were $43 million, or 3.9 points, including $20 million, or 1.8 points attributable to the Middle East Conflict. The remaining losses were primarily attributable to weather-related events. Comparatively, during the three months ended September 30, 2024, catastrophe and weather-related losses, were $71 million, or 7.0 points, attributable to Hurricane Helene, Hurricane Beryl, other weather-related events, and the Red Sea Conflict.

Adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio of 52.3% for the three months ended September 30, 2025, is consistent with the ratio of 52.3% for the three months ended September 30, 2024, principally due to the impact of changes in business mix, rate and trend.

The current accident year loss ratio decreased to 56.4% for the nine months ended September 30, 2025, from 56.8% for the nine months ended September 30, 2024.

The decrease in the current accident year loss ratio for the nine months ended September 30, 2025, compared to the same period in 2024, was impacted by a lower level of catastrophe and weather-related losses. During the nine months ended September 30, 2025, catastrophe and weather-related losses, net of reinsurance, were $127 million, or 4.1 points, including $31 million, or 1.0 point attributable to California Wildfires and $20 million or 0.7 points attributable to the Middle East Conflict. The remaining losses were attributable to other weather-related events. Comparatively, during the nine months ended September 30, 2024, catastrophe and weather-related losses, were $136 million, or 4.7 points, attributable to Hurricane Helene, Hurricane Beryl, other weather-related events, and the Red Sea Conflict.

Adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio increased to 52.3% for the nine months ended September 30, 2025, from 52.1% for the nine months ended September 30, 2024, principally due to the impact of changes in business mix, rate and trend.

Prior Year Reserve Development

Refer to Item 1, Note 6 to the Consolidated Financial Statements 'Reserve for losses and loss expenses' for details on prior year reserve development by segment, reserve class and accident year.

Acquisition Cost Ratio

The acquisition cost ratio decreased to 18.9% for the three months ended September 30, 2025, from 19.9% for the three months ended September 30, 2024, primarily related to an increase in ceding commission in accident and health lines, partially offset by a decrease in ceding commissions in liability and property lines.

The acquisition cost ratio decreased to 19.0% for the nine months ended September 30, 2025, from 19.6% for the nine months ended September 30, 2024, primarily related to increases in ceding commission in accident and health lines.

Underwriting-Related General and Administrative Expense Ratio

The underwriting-related general and administrative expense ratio increased to 12.1% for the three months ended September 30, 2025, from 11.6% for the three months ended September 30, 2024, mainly driven by investments in underwriting teams and information technology, partially offset by an increase in net premiums earned.

The underwriting-related general and administrative expense ratio of 12.0% for the nine months ended September 30, 2025, was comparable to 12.2% for the nine months ended September 30, 2024, with an increase in net premiums earned, largely offset by investments in underwriting teams and information technology.

Reinsurance Segment

Results from the reinsurance segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2025	% Change	2024	2025	% Change	2024

Revenues:
Gross premiums written	$432,302	6%	$409,226	$2,154,587	2%	$2,115,317
Net premiums written	268,042	3%	260,074	1,318,425	(2%)	1,339,340
Net premiums earned	366,271	7%	342,850	1,057,475	3%	1,029,210
Other insurance related income	6,332	(6%)	6,745	18,411	(22%)	23,651

Expenses:
Current accident year net losses and loss expenses	(249,731)		(233,221)	(722,524)		(688,425)
Prior year reserve development	4,103		4,003	13,076		4,003
Acquisition costs	(80,178)		(71,680)	(231,722)		(226,970)
Underwriting-related general and administrative expenses	(11,785)		(12,333)	(33,226)		(36,913)

Underwriting income	$35,012		$36,364	$101,490		$104,556
Ratios:		% Point Change			% Point Change
Current accident year loss ratio, excluding catastrophe and weather-related losses	67.9%	1.9	66.0%	68.1%	2.1	66.0%
Catastrophe and weather-related losses ratio	0.3%	(1.7)	2.0%	0.2%	(0.7)	0.9%
Current accident year loss ratio	68.2%	0.2	68.0%	68.3%	1.4	66.9%
Prior year reserve development ratio	(1.1%)	—	(1.1%)	(1.2%)	(0.8)	(0.4%)
Net losses and loss expenses ratio	67.1%	0.2	66.9%	67.1%	0.6	66.5%
Acquisition cost ratio	21.9%	1.0	20.9%	21.9%	(0.2)	22.1%
Underwriting-related general and administrative expense ratio	3.2%	(0.4)	3.6%	3.1%	(0.4)	3.5%
Combined ratio	92.2%	0.8	91.4%	92.1%	—	92.1%

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended September 30,					Nine months ended September 30,
	2025		2024		% Change	2025		2024		% Change

Liability	$154,460	36%	$132,245	32%	17%	$576,096	27%	$520,353	25%	11%
Professional lines	38,567	9%	44,013	11%	(12%)	398,863	19%	393,846	19%	1%
Motor	47,303	11%	35,295	9%	34%	197,749	9%	213,479	10%	(7%)
Accident and health	18,192	4%	47,452	12%	(62%)	321,884	15%	390,621	18%	(18%)
Credit and surety	108,505	25%	100,352	25%	8%	429,460	20%	352,676	17%	22%
Agriculture	55,704	13%	33,265	8%	67%	159,860	7%	147,056	7%	9%
Marine and aviation	8,602	2%	11,059	3%	(22%)	60,968	3%	80,073	4%	(24%)
Total	431,333	100%	403,681	100%	7%	2,144,880	100%	2,098,104	100%	2%

Run-off lines
Catastrophe	(510)	—%	1,564	(1%)	nm	706	—%	7,477	—%	(91%)
Property	577	—%	1,800	—%	(68%)	3,071	—%	3,657	—%	(16%)
Engineering	902	—%	2,181	1%	(59%)	5,930	—%	6,079	—%	(2%)
Total run-off lines	969	—%	5,545	—%	(83%)	9,707	—%	17,213	—%	(44%)
Total	$432,302	100%	$409,226	100%	6%	$2,154,587	100%	$2,115,317	100%	2%

Gross premiums written for the three months ended September 30, 2025, increased by $23 million, or 6% ($19 million, or 5%, on a constant currency basis), compared to the three months ended September 30, 2024. The increase was primarily attributable to agriculture, liability, motor, and credit and surety lines, partially offset by a decrease in accident and health, and professional lines.

The increase in agriculture lines was primarily due to new business. The increase in liability lines was due to positive premium adjustments in the three months ended September 30, 2025, compared to negative premium adjustments in the three months ended September 30, 2024, and a higher level of premiums related to several contracts associated with favorable market conditions, partially offset by non-renewals attributable to underwriting actions, together with client retentions. The increase in motor lines was attributable to a higher level of premiums related to one proportional contract and a higher level of positive premium adjustments related to non-proportional business associated with favorable market conditions, partially offset by the timing of renewals of several contracts. The increase in credit and surety lines was driven by new credit and political risk business and new surety business, a higher level of positive premium adjustments, together with the timing of renewals of both credit contracts and surety contracts, partially offset by a lower level of positive premium adjustments related to mortgage business.

The decrease in accident and health lines was driven by non-renewals mainly related to employer stop loss business largely attributable to client retentions and a lower level of premiums associated with a short-term medical program. The decrease in professional lines was attributable to a higher level of negative premium adjustments related to cyber business associated with challenging market conditions, partially offset by the timing of the renewal of a significant contract.

Gross premiums written for the nine months ended September 30, 2025, increased by $39 million, or 2% ($59 million, or 3%, on a constant currency basis), compared to the nine months ended September 30, 2024. The increase was primarily attributable to credit and surety, liability, agriculture and professional lines, partially offset by decreases in accident and health, marine and aviation, and motor lines.

The increase in credit and surety lines was driven by new credit and political risk business and new surety business, a higher level of positive premium adjustments attributable to credit business, partially offset by a lower level of positive premium adjustments related to mortgage business. The increase in liability lines was due to a higher level of positive premium adjustments, new general liability business at Lloyd's together with new workers compensation business, the restructuring of a contract at Lloyds, the timing of renewals, a higher level of premiums related to several contracts associated with favorable market conditions and increased line sizes, partially offset by non-renewals. The increase in agriculture lines was due to new business, partially offset by the non-renewal of a significant contract. The increase in professional lines was primarily attributable to new cyber business and the timing of the renewal of a significant contract, partially offset by a higher level of negative premium adjustments related to cyber business associated with challenging market conditions, decreased line sizes mainly on cyber contracts and non-renewals.

The decrease in accident and health lines was driven by decreased line sizes and non-renewals attributable to increased competition and client retentions, a lower level of premiums associated with a short-term medical program, and negative premium adjustments in the nine months ended September 30, 2025, compared to positive premium adjustments in the nine months ended September 30, 2024 associated with a short-term medical program, partially offset by the timing of renewals of several contracts. The decrease in marine and aviation lines was related to decreased line sizes and non-renewals attributable to client retentions and increased competition for marine business. The decrease in motor lines was attributable to decreased line sizes and non-renewals due to increased competition for non-proportional U.K. business, partially offset by a higher level of positive premium adjustments primarily related to non-proportional business associated with favorable market conditions.

Ceded Premiums Written

Ceded premiums written for the three months ended September 30, 2025, was $164 million, or 38%, of gross premiums written, compared to $149 million, or 36%, of gross premiums written for the three months ended September 30, 2024. The increase in ceded premiums written of $15 million, or 10%, was primarily driven by increases in liability and agriculture lines, partially offset by a decrease in accident and health lines.

The increases in liability and agriculture reflected the increase in gross premiums written in the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase in liability lines was also driven by the restructuring of a significant quota share retrocession treaty with a strategic capital partner. The increase in agriculture lines was also due to the restructuring of a quota share retrocession treaty.

The decrease in accident and health lines reflected the decrease in gross premiums written in the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

Ceded premiums written for the nine months ended September 30, 2025, was $836 million, or 39%, of gross premiums written, compared to $776 million, or 37%, of gross premiums written for the nine months ended September 30, 2024. The increase in ceded premiums written of $60 million, or 8%, was primarily driven by increases in liability, credit and surety, agriculture and professional lines, partially offset by decreases in accident and health, and motor lines.

The increases in liability, credit and surety, and agriculture lines reflected the increase in gross premiums written in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increases in liability, and credit and surety also reflected the restructuring of quota share retrocession treaties with strategic capital partners. The increases in credit and surety, and agriculture lines were also due to the restructuring of quota share retrocession treaties. The increase in professional lines reflected the restructuring of quota share retrocession treaties with strategic capital partners.

The decrease in accident and health, and motor lines reflected the decrease in gross premiums written in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease in motor lines was also driven by the restructuring of two quota share retrocession treaties with strategic capital partners.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended September 30,					Nine months ended September 30,
	2025		2024		% Change	2025		2024		% Change

Liability	$81,399	22%	$72,796	21%	12%	$236,222	22%	$237,946	23%	(1%)
Professional lines	50,040	14%	43,686	13%	15%	145,045	14%	123,308	12%	18%
Motor	36,720	10%	28,628	8%	28%	98,253	9%	91,749	9%	7%
Accident and health	73,497	20%	77,460	23%	(5%)	223,593	21%	240,288	23%	(7%)
Credit and surety	64,502	18%	56,459	16%	14%	203,522	19%	173,558	17%	17%
Agriculture	44,490	12%	40,134	12%	11%	98,435	9%	91,101	9%	8%
Marine and aviation	14,335	4%	16,461	5%	(13%)	42,604	4%	48,783	5%	(13%)
Total	364,983	100%	335,624	98%	9%	1,047,674	98%	1,006,733	98%	4%

Run-off lines
Catastrophe	(290)	(1)%	2,167	—%	nm	689	1%	9,595	—%	(93%)
Property	651	—%	1,981	1%	(67%)	3,116	—%	6,612	1%	(53%)
Engineering	927	1%	3,078	1%	(70%)	5,996	1%	6,270	1%	(4%)
Total run-off lines	1,288	—%	7,226	2%	(82%)	9,801	2%	22,477	2%	(56%)
Total	$366,271	100%	$342,850	100%	7%	$1,057,475	100%	$1,029,210	100%	3%

Net premiums earned for the three months ended September 30, 2025, increased by $23 million, or 7% ($19 million, or 6%, on a constant currency basis), compared to the three months ended September 30, 2024. The increase was primarily driven by increases in gross premiums earned in liability, and credit and surety lines, partially offset by an increase in ceded premiums earned in liability lines.

Net premiums earned for the nine months ended September 30, 2025, increased by $28 million, or 3%, compared to the nine months ended September 30, 2024. The increase was primarily driven by increases in gross premiums earned in credit and surety, professional lines, agriculture lines, together with decreases in ceded premiums earned in motor, and accident and health lines. These amounts were partially offset by decreases in gross premiums earned in accident and health, catastrophe, marine and aviation, and motor lines, together with increases in ceded premiums earned in credit and surety, and professional lines.

Other Insurance Related Income (Loss)

Other insurance related income for the three and nine months ended September 30, 2025 of $6 million and $18 million, respectively, compared to other insurance related income for the three and nine months ended September 30, 2024 of $7 million and $24 million, respectively, was primarily associated with fees related to arrangements with strategic capital partners.

Loss Ratio

The components of the loss ratio were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2025	% Point Change	2024	2025	% Point Change	2024

Current accident year loss ratio	68.2%	0.2	68.0%	68.3%	1.4	66.9%
Prior year reserve development ratio	(1.1%)	—	(1.1%)	(1.2%)	(0.8)	(0.4%)
Loss ratio	67.1%	0.2	66.9%	67.1%	0.6	66.5%

Current Accident Year Loss Ratio

The current accident year loss ratio of 68.2% for the three months ended September 30, 2025, was comparable to 68.0% for the three months ended September 30, 2024.

During the three months ended September 30, 2025, catastrophe and weather-related losses, net of reinsurance, were $1.0 million. Comparatively, during the three months ended September 30, 2024, catastrophe and weather-related losses, were $7 million, or 2.0 points, attributable to weather-related events.

Adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio increased to 67.9% for the three months ended September 30, 2025, from 66.0% for the three months ended September 30, 2024, principally due to the impact of changes in business mix, rate and trend.

The current accident year loss ratio increased to 68.3% for the nine months ended September 30, 2025, from 66.9% for the nine months ended September 30, 2024.

During the nine months ended September 30, 2025, catastrophe and weather-related losses, net of reinsurance, were $3 million, or 0.2 points, primarily attributable to California Wildfires. Comparatively, during the nine months ended September 30, 2024, catastrophe and weather-related losses, were $9 million, or 0.9 points, attributable to weather-related events.

Adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio increased to 68.1% for the nine months ended September 30, 2025, from 66.0% for the nine months ended September 30, 2024, principally due to the impact of rate and trend, partially offset by changes in business mix.

Prior Year Reserve Development

Refer to Item 1, Note 6 to the Consolidated Financial Statements 'Reserve for losses and loss expenses' for details on prior year reserve development by segment, reserve class and accident year.

Acquisition Cost Ratio

The acquisition cost ratio increased to 21.9% for the three months ended September 30, 2025, from 20.9% for the three months ended September 30, 2024, primarily related to gross acquisition costs driven by higher adjustments attributable to loss-sensitive features driven by improved loss performance mainly in accident and health lines together with changes in business mix due to increases in credit and surety, and liability lines business written in the recent periods which is associated with relatively higher acquisition cost ratios, partially offset by ceding commissions from retrocessional contracts attributable to liability lines.

The acquisition cost ratio of 21.9% for the nine months ended September 30, 2025, was comparable to 22.1% for the nine months ended September 30, 2024, primarily related to the benefit of changes in business mix on retrocessional contracts driven by increases in credit and surety, and liability lines business ceded in recent periods and lower adjustments attributable to loss-sensitive features in liability, and credit and surety lines including mortgage business, largely offset by an increase in gross acquisition costs driven by changes in business mix due to increases in credit and surety, and professional lines business written in the recent periods which is associated with relatively higher acquisition cost ratios.

Underwriting-Related General and Administrative Expense Ratio

The underwriting-related general and administrative expense ratio decreased to 3.2% and 3.1% for the three and nine months ended September 30, 2025, respectively from 3.6% and 3.5% for the three and nine months ended September 30, 2024, respectively mainly driven by a decrease in personnel costs and an increase in net premiums earned.

NET INVESTMENT INCOME AND NET INVESTMENT GAINS (LOSSES)

Net Investment Income

Net investment income from our cash and investment portfolio by major asset class was as follows:

	Three months ended September 30,			Nine months ended September 30,
	2025	% Change	2024	2025	% Change	2024

Fixed maturities	$155,796	(4%)	$163,002	$452,368	(1%)	$456,421
Other investments	15,019	(23%)	19,594	55,907	41%	39,569
Equity securities	3,046	(14%)	3,529	9,408	1%	9,348
Mortgage loans	5,890	(28%)	8,175	18,714	(29%)	26,412
Cash and cash equivalents	12,597	(13%)	14,402	62,626	50%	41,796
Short-term investments	355	(91%)	3,919	2,882	(74%)	11,148
Gross investment income	192,703	(9%)	212,621	601,905	3%	584,694
Investment expense	(7,800)	4%	(7,521)	(21,994)	4%	(21,236)
Net investment income	$184,903	(10%)	$205,100	$579,911	3%	$563,458

Pre-tax yield:(1)
Fixed maturities	4.8%		4.6%	4.7%		4.5%

(1) Pre-tax yield is calculated by dividing annualized net investment income by the average month-end amortized cost balances.

Fixed Maturities

Net investment income attributable to fixed maturities for the three and nine months ended September 30, 2025 was $156 million and $452 million, respectively, compared to net investment income attributable to fixed maturities of $163 million and $456 million, respectively, for the three and nine months ended September 30, 2024. The decrease for the three and nine months ended September 30, 2025, compared to same period in 2024, was due to the decrease in fixed maturity assets associated with the LPT transaction with Enstar.

Other Investments
Net investment income from other investments was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Multi-strategy, direct lending, private equity and real estate funds	$11,694	$19,523	$39,294	$37,004
Other privately held investments	3,325	42	16,029	2,527
CLO-Equities	—	29	584	38
Total net investment income from other investments	$15,019	$19,594	$55,907	$39,569

Pre-tax return on other investments(1)	1.6%	2.1%	5.9%	4.2%

(1)Pre-tax return on other investments is calculated by dividing total net investment income from other investments by the average month-end fair value balances held for the periods indicated.

Net investment income attributable to other investments for the three and nine months ended September 30, 2025 was $15 million and $56 million, respectively, compared to net investment income attributable to other investments of $20 million and $40 million, respectively, for the three and nine months ended September 30, 2024. The decrease for the three months ended September 30, 2025, compared to the same period in 2024, was primarily related to lower returns on real estate funds. The increase for the nine months ended September 30, 2025, compared to the same period in 2024, was primarily related to higher returns on other privately held investments and direct lending funds.

Net Investment Gains (Losses)

Net investment gains (losses) were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

On sale of investments:
Fixed maturities, short-term investments, and cash and cash equivalents	$10,602	$60	$(27,279)	$(75,876)
Equity securities	—	(5,872)	28,510	17,041
Mortgage loans	—	(4,275)	—	(4,275)
	10,602	(10,087)	1,231	(63,110)
(Increase) decrease in allowance for expected credit losses, fixed maturities, available for sale	347	209	(757)	6,338
(Increase) decrease in allowance for expected credit losses, mortgage loans	(5,822)	(1,343)	(9,781)	(15,771)
Impairment losses (1)	(63)	(14)	(2,389)	(178)
Change in fair value of investment derivatives	169	(870)	(1,282)	153
Net unrealized gains (losses) on equity securities	25,672	44,287	57,343	42,065
Net investment gains (losses)	$30,905	$32,182	$44,365	$(30,503)

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

Net investment gains for the three and nine months ended September 30, 2025 were $31 million and $44 million, respectively, compared to net investment gains of $32 million and net investment losses of $31 million, respectively, for the three and nine months ended September 30, 2024.

For the three months ended September 30, 2025, the net investment gains were primarily due to net unrealized gains on equity securities and net realized gains on sales of Non-U.S. government and corporate debt securities. For the three months ended September 30, 2024, the net investment gains were primarily due to net unrealized gains on equity securities, partially offset by net realized losses on sales of bond mutual funds and mortgage loans.

For the nine months ended September 30, 2025, the net investment gains were primarily due to net unrealized gains on equity securities and net realized gains on sales of equity securities, partially offset by net realized losses on sales of corporate debt, Agency RMBS and U.S. government securities. For the nine months ended September 30, 2024, the net investment losses were primarily due to net realized losses on sales of Agency RMBS, U.S. government and corporate debt securities, partially offset by net unrealized gains on equity securities and realized gains on sales of equity securities.

(Increase) decrease in allowance for expected credit losses, fixed maturities, available for sale

For the nine months ended September 30, 2024, the allowance for expected credit losses decreased by $6 million primarily related to sales of securities. Refer to Note 3(i) to the Consolidated Financial Statements 'Investments'.

(Increase) decrease in allowance for expected credit losses, mortgage loans

For the three and nine months ended September 30, 2025, the allowance for expected credit losses increased by $6 million and $10 million, respectively, primarily related to commercial properties exposed to the office sector. For the three and nine months ended September 30, 2024, the allowance for expected credit losses increased by $1 million and $16 million, respectively, primarily related to commercial properties exposed to the office sector. Refer to Note 3(d) to the Consolidated Financial Statements 'Investments'.

Total Return
Total return on cash and investments was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Net investment income	$184,903	$205,100	$579,911	$563,458
Net investment gains (losses)	30,905	32,182	44,365	(30,503)
Change in net unrealized gains (losses) on fixed maturities (1)	46,402	385,209	324,219	354,478
Interest in income of equity method investments	2,083	1,621	3,669	10,689
Total	$264,293	$624,112	$952,164	$898,122

Average cash and investments(2)	$16,581,947	$17,768,254	$17,039,182	$17,207,139

Pre-tax, total return on average cash and investments:
Including investment related foreign exchange movements	1.6%	3.5%	5.6%	5.2%
Excluding investment related foreign exchange movements(3)	1.7%	3.1%	4.8%	5.0%

(1)Change in net unrealized gains (losses) on fixed maturities is calculated by taking net unrealized gains (losses) at period end less net unrealized gains (losses) at the prior period end.
(2)The average cash and investments balance is the average of the monthly fair value balances.
(3)Pre-tax, total return on average cash and investments excluding foreign exchange movements is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to pre-tax, total return on average cash and investments, the most comparable GAAP financial measure, included foreign exchange (losses) gains of $(15) million and $70 million for the three months ended September 30, 2025 and 2024, respectively, and foreign exchange (losses) gains of $129 million and $40 million for the nine months ended September 30, 2025 and 2024, respectively.

OTHER EXPENSES (REVENUES), NET

The following table provides a summary of other expenses (revenues), net:

	Three months ended September 30,			Nine months ended September 30,
	2025	% Change	2024	2025	% Change	2024

Corporate expenses	$28,526	(15%)	$33,621	$83,088	(4%)	$86,873
Foreign exchange losses (gains)	(13,492)	nm	92,204	138,428	nm	61,268
Interest expense and financing costs	16,657	(1%)	16,849	49,816	(2%)	51,005
Income tax expense (benefit)	70,252	47%	47,922	170,773	nm	(36,185)
Total	$101,943		$190,596	$442,105		$162,961

nm – not meaningful

Corporate Expenses

Corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company.

As a percentage of net premiums earned, corporate expenses decreased to 2.0% for the three and nine months ended September 30, 2025, from 2.5% for the three months ended September 30, 2024, and from 2.2% for the nine months ended September 30, 2024, respectively mainly driven by decreases in personnel costs and professional fees together with an increase in net premiums earned.

Foreign Exchange Losses (Gains)

Foreign exchange gains of $13 million for the three months ended September 30, 2025 reflected the impact of the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling and Canadian dollar, partially offset by the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in euro. Foreign exchange losses of $138 million for the nine months ended September 30, 2025 reflected the impact of the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in euro, pound sterling and Canadian dollar, partially offset by the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in Australian dollar.

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

Income Tax Expense (Benefit)

Income tax expense (benefit) primarily results from income (loss) in our global operations. Our effective tax rate which is calculated as income tax expense (benefit) divided by income (loss) before tax including interest in income (loss) of equity method investments was 18.9% and 19.2%, for the three and nine months ended September 30, 2025, and 21.0% and (4.8%) for the three and nine months ended September 30, 2024, respectively. This effective rate can vary between periods depending on the distribution of net income (loss) among tax jurisdictions, as well as other factors.

The income tax expense of $70 million and $171 million for the three and nine months ended September 30, 2025, respectively was principally due to pre-tax income in our Bermuda, U.K., U.S., and European operations.

The income tax expense of $48 million for the three months ended September 30, 2024 was principally due to pre-tax income in our U.S., U.K, operations. The income tax benefit of $36 million for the nine months ended September 30, 2024 was due to the recognition of an income tax benefit of $163 million related to the future Bermuda corporate income tax rate of 15%, pursuant to the Corporate Income Tax Act 2023, partially offset by income tax expense associated with pre-tax income in our U.S., U.K. and European operations.

FINANCIAL MEASURES

We believe the following financial indicators are important in evaluating performance and measuring the overall growth in value generated for common shareholders:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Annualized return on average common equity(1)	20.6%	13.0%	16.4%	19.9%
Annualized operating return on average common equity(2)	17.8%	17.3%	18.2%	18.2%
Book value per diluted common share(3)	$73.82	$64.65	$73.82	$64.65
Cash dividends declared per common share	$0.44	$0.44	$1.32	$1.32
Increase in book value per diluted common share adjusted for dividends	$3.92	$5.80	$9.87	$11.91

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

The increase in ROACE for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was primarily driven by foreign exchange gains, an increase in underwriting income and a decrease in corporate expenses, partially offset by increases in income tax expense and average common shareholders' equity and a decrease in net investment income.

The decrease in ROACE for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily driven by income tax expense, increases in foreign exchange losses and average common shareholders' equity, and a decrease in interest in income of equity method investments, partially offset by increases in underwriting income and net investment income and net investment gains together with a decrease in reorganization expenses.

Operating ROACE excludes the impact of net investment gains (losses), foreign exchange losses (gains), reorganization expenses, interest in income (loss) of equity method investments and Bermuda net deferred tax asset.

The increase in operating ROACE for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was primarily driven by an increase in underwriting income and a decrease in corporate expenses, partially offset by increases in income tax expense and average common shareholders' equity and a decrease in net investment income.

ROACE for the nine months ended September 30, 2025 and 2024 was 18.2%, primarily driven by increases in underwriting income and net investments income, offset by income tax expense and an increase in average common shareholders' equity.

Book Value per Diluted Common Share

We consider book value per diluted common share to be an appropriate measure of returns to common shareholders, as we believe growth in book value on a diluted basis will ultimately translate into appreciation of our stock price.

During the three and nine months ended September 30, 2025, book value per diluted common share increased by 4.9% and 13.1%, respectively due to net income for the period, and net unrealized investment gains recognized in accumulated other comprehensive income (loss), partially offset by common share repurchases and common share dividends declared.

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

During the three and nine months ended September 30, 2025, total value created for common shareholders increased by $3.92, or 5.6% and $9.87, or 15.1%, respectively.

NON-GAAP FINANCIAL MEASURES RECONCILIATION

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Net income available to common shareholders	$294,301	$173,165	$696,601	$765,465
Net investment (gains) losses	(30,905)	(32,182)	(44,365)	30,503
Foreign exchange losses (gains)	(13,492)	92,204	138,428	61,268
Reorganization expenses	—	—	—	26,312
Interest in income of equity method investments	(2,083)	(1,621)	(3,669)	(10,689)
Bermuda net deferred tax asset(1)	—	—	—	(162,705)
Income tax expense (benefit)(2)	7,454	(1,503)	(12,330)	(9,938)
Operating income	$255,275	$230,063	$774,665	$700,216

Earnings per diluted common share	$3.74	$2.04	$8.70	$8.97
Net investment (gains) losses	(0.39)	(0.38)	(0.55)	0.36
Foreign exchange losses (gains)	(0.17)	1.08	1.73	0.72
Reorganization expenses	—	—	—	0.31
Interest in income of equity method investments	(0.03)	(0.02)	(0.05)	(0.13)
Bermuda net deferred tax asset	—	—	—	(1.91)
Income tax expense (benefit)	0.10	(0.01)	(0.16)	(0.11)
Operating income per diluted common share	$3.25	$2.71	$9.67	$8.21

Weighted average diluted common shares outstanding(3)	78,601	85,000	80,090	85,338

Average common shareholders' equity	$5,720,704	$5,321,349	$5,678,194	$5,123,212

Annualized return on average common equity	20.6%	13.0%	16.4%	19.9%

Annualized operating return on average common equity	17.8%	17.3%	18.2%	18.2%

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

Bermuda net deferred tax benefit is due to the recognition of deferred tax assets net of deferred tax liabilities related to Bermuda corporate income tax that is effective for fiscal years beginning on or after January 1, 2025. The Bermuda net deferred tax asset is not related to the underwriting process. Therefore, this income is excluded from operating income (loss).

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

CASH AND INVESTMENTS

Details of cash and investments are as follows:

	September 30, 2025	December 31, 2024
	Fair Value	Fair Value

Fixed maturities, available for sale	$12,879,372	$12,152,753
Fixed maturities, held to maturity(1)	404,106	436,751
Equity securities	649,970	579,274
Mortgage loans	409,699	505,697
Other investments	972,867	930,278
Equity method investments	220,022	206,994
Short-term investments	17,185	223,666
Total investments	$15,553,221	$15,035,413

Cash and cash equivalents(2)	$1,358,078	$3,063,621

(1)Presented at net carrying value of $407 million (2024: $443 million) in the consolidated balance sheets.
(2)Includes restricted cash and cash equivalents of $532 million and $920 million at September 30, 2025 and at December 31, 2024, respectively.

Overview

The fair value of total investments increased by $518 million in the nine months ended September 30, 2025, driven by the reinvestment of interest income and cashflows from operations, and the increase in market value of fixed maturities due to the decline in yields.

An analysis of our investment portfolio by asset class is detailed below:

Fixed Maturities

Details of our fixed maturities portfolio are as follows:

	September 30, 2025		December 31, 2024
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$2,537,675	19%	$2,802,986	22%
Non-U.S. government	791,850	6%	729,939	6%
Corporate debt	5,279,435	41%	4,957,807	39%
Agency RMBS	1,888,486	14%	1,184,845	9%
CMBS	831,084	6%	819,608	7%
Non-agency RMBS	197,318	1%	122,536	1%
ABS	1,697,444	13%	1,860,966	15%
Municipals(1)	60,186	—%	110,817	1%
Total	$13,283,478	100%	$12,589,504	100%

Credit ratings:
U.S. government and agency	$2,537,675	19%	$2,802,986	22%
AAA(2)	2,600,542	20%	2,665,334	21%
AA	3,017,708	22%	2,354,372	19%
A	2,357,613	18%	2,090,516	17%
BBB	1,289,152	10%	1,190,381	9%
Below BBB(3)	1,480,788	11%	1,485,915	12%
Total	$13,283,478	100%	$12,589,504	100%

(1)Includes bonds issued by states, municipalities, and political subdivisions.
(2)Includes U.S. government-sponsored agencies, residential mortgage-backed securities ("RMBS") and commercial mortgage-backed securities ("CMBS").
(3)Non-investment grade and non-rated securities.

At September 30, 2025, fixed maturities had a weighted average credit rating of A+ (2024: A+), a book yield of 4.6% (2024: 4.5%), and an average duration of 3.2 years (2024: 2.8 years). At September 30, 2025, fixed maturities together with short-term investments, cash and cash equivalents (i.e. total investments of $14.7 billion) had a weighted average credit rating of AA- (2024: AA-) and an average duration of 2.9 years (2024: 2.5 years).

At September 30, 2025, net unrealized gains on fixed maturities, available for sale were $57 million, compared to net unrealized losses of $267 million at December 31, 2024, an increase of $324 million due to the improvement in market values.

Equity Securities

At September 30, 2025, net unrealized gains on equity securities were $116 million, compared to $59 million at December 31, 2024, an increase of $57 million driven by the improvement in market values, partially offset by realized gains associated with sales in the period.

Mortgage Loans

At September 30, 2025, investment in commercial mortgage loans was $410 million, compared to $506 million at December 31, 2024, a decrease of $96 million mainly driven by loan repayments. The commercial mortgage loans are high quality, and collateralized by a variety of commercial properties and diversified geographically throughout the U.S. and by property type to reduce the risk of concentration. At September 30, 2025, the allowance for credit losses of $33 million, was primarily related to commercial properties exposed to the office sector.

Other Investments

Details of our other investments portfolio are as follows:

	September 30, 2025		December 31, 2024
	Fair Value	% of Total	Fair Value	% of Total

Multi-strategy funds	$14,168	1%	$24,919	3%
Direct lending funds	175,495	18%	171,048	18%
Private equity funds	356,421	37%	320,690	35%
Real estate funds	289,087	30%	291,640	31%
Total multi-strategy, direct lending, private equity and real estate funds	835,171	86%	808,297	87%

Other privately held investments	137,696	14%	121,981	13%
Total other investments	$972,867	100%	$930,278	100%

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

The following table summarizes consolidated capital:

	September 30, 2025	December 31, 2024

Debt	$1,316,321	$1,315,179

Preferred shares	550,000	550,000
Common equity	5,817,009	5,539,379
Shareholders’ equity	6,367,009	6,089,379
Total capital	$7,683,330	$7,404,558

Ratio of debt to total capital	17.1%	17.8%

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
Federal Home Loan Bank Advances

The Company's subsidiaries, AXIS Insurance Company and AXIS Surplus Insurance Company, are members of the Federal Home Loan Bank of Chicago ("FHLB").

At September 30, 2025, the companies had admitted assets of approximately $3.4 billion which provides borrowing capacity of up to approximately $848 million.

At September 30, 2025, the Company had borrowings under the FHLB program of $66 million. The FHLB advances have maturities in 2026 and interest payable at interest rates between 4.2% and 4.6%. The Company incurred interest expense of $1 million for the three months ended September 30, 2025 and $2 million for the nine months ended September 30, 2025.

The borrowings under the FHLB program are secured by cash and investments with a fair value of $73 million.

Refer to Note 11 to the Consolidated Financial Statements 'Federal Home Loan Advances'.

Letter of Credit Facility

On August 26, 2025, AXIS Corporate Capital UK II Limited (the "Borrower"), acting through AXIS Managing Agency Limited, as managing agent of AXIS Syndicate 1686 and AXIS Syndicate 2050 (collectively, the "Syndicates"), entered into a facility letter and master agreement (collectively, the "Agreements") with Citibank Europe Plc (the "Lender"), providing for an uncommitted unsecured letter of credit facility up to a maximum aggregate amount of $90 million (the "$90 million Facility") with tenors of issuable letters of credit to August 31, 2030. The facility is supported by a guarantee issued by AXIS Specialty Limited.
The letter of credit facility is intended to support the Borrower's obligations in connection with the Syndicates’ participation in the Lloyd’s insurance market, specifically its Funds at Lloyd’s requirements. The facility contains customary representations, warranties, covenants, and events of default for transactions of this nature.

On March 23, 2025, the $300 million Facility was amended to extend the tenors of issuable letters of credit to March 31, 2027.

Common Equity
During the nine months ended September 30, 2025, common equity increased by $278 million. The following table reconciles opening and closing common equity positions:

Nine months ended September 30,	2025

Common equity - opening	$5,539,379
Share-based compensation expense	32,108
Change in unrealized gains on available for sale investments, net of tax	265,305
Foreign currency translation adjustment	12,421
Net income	719,289
Preferred share dividends	(22,688)
Common share dividends	(105,201)
Treasury shares repurchased	(625,633)
Treasury shares reissued	2,029
Common equity - closing	$5,817,009

During the nine months ended September 30, 2025, we repurchased 6.7 million common shares for a total of $626 million, including $600 million repurchased pursuant to our Board-authorized share repurchase programs and $26 million from employees to facilitate the satisfaction of their personal withholding tax liabilities that arise on the vesting of share-settled restricted stock units granted under our 2017 Long-Term Equity Compensation Plan.

On February 6, 2025, authorization under our Board-authorized share repurchase program for common share repurchases approved in May 2024 was exhausted.

On February 19, 2025, the Board of Directors approved a new share repurchase program for up to $400 million of the Company's common shares. The new share repurchase program is open-ended, allowing the Company to repurchase its shares from time to time in the open market or privately negotiated transactions, depending on market conditions. On September 3, 2025, authorization under this plan was exhausted.

On September 17, 2025, the Board of Directors approved a new share repurchase program for up to $400 million of the Company's common shares. The new share repurchase program is open-ended, allowing the Company to repurchase its shares from time to time in the open market or privately negotiated transactions, depending on market conditions. At September 30, 2025, we had $400 million of remaining authorization under our open-ended Board-authorized share repurchase program for common share repurchases (refer to Part II, Item 2 'Unregistered Sales of Equity Securities and Use of Proceeds' for further details).

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

RECENT ACCOUNTING PRONOUNCEMENTS

At September 30, 2025, there were no recently issued accounting pronouncements that we have not yet adopted that we expect could have a material impact on our results of operations, financial condition or liquidity.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to this item since December 31, 2024, with the exception of the changes in exposure to foreign currency risk presented below.

Foreign Currency Risk
The table below provides a sensitivity analysis of total net foreign currency exposures:

	AUD	CAD	EUR	GBP	JPY	Other	Total

At September 30, 2025
Net managed assets (liabilities), excluding derivatives	$115,702	$403,362	$(3,051)	$66,728	$(13,859)	$165,090	$733,972
Foreign currency derivatives, net	(89,627)	(416,966)	(588)	(149,125)	1,015	(137,026)	(792,317)
Net managed foreign currency exposure	26,075	(13,604)	(3,639)	(82,397)	(12,844)	28,064	(58,345)
Other net foreign currency exposure	—	222	23	122	—	1	368
Total net foreign currency exposure	$26,075	$(13,382)	$(3,616)	$(82,275)	$(12,844)	$28,065	$(57,977)
Net foreign currency exposure as a percentage of total shareholders’ equity	0.4%	(0.2%)	(0.1%)	(1.3%)	(0.2%)	0.4%	(0.9%)
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$2,608	$(1,338)	$(362)	$(8,228)	$(1,284)	$2,807	$(5,798)

(1)Assumes 10% appreciation in underlying currencies relative to the U.S. dollar.

Total Net Foreign Currency Exposure

At September 30, 2025, total net foreign currency liabilities were $58 million primarily driven by exposures to the pound sterling, Canadian dollar, Japanese yen and euro. During the nine months ended September 30, 2025, the change in total net foreign currency exposure was primarily due to new business written in the period.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) at September 30, 2025. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2025, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2025.

Based upon that evaluation, there were no changes in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table shows information regarding the number of common shares repurchased in the quarter ended September 30, 2025:

Period	Total number of shares purchased (a) (b)	Average price paid per share	Total number of shares purchased as part of publicly announced programs (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the announced programs (c) (d) (e)

July 1-31, 2025	1	$102.44	—	$110 million
August 1-31, 2025	1,063	$96.37	1,063	$8 million
September 1-30, 2025	76	$98.57	76	$400 million
Total	1,140		1,139	$400 million

(a) In thousands.
(b) Includes shares repurchased from employees to satisfy personal withholding tax liabilities that arise on the vesting of share-settled restricted stock units under our 2017 Long-Term Equity Compensation Plans.
(c) On February 6, 2025, authorization under our Board-authorized share repurchase program for common share repurchases approved in May 2024 was exhausted.
(d) On September 3, 2025, authorization under our Board-authorized share repurchase program for common share repurchases approved in February 2025 was exhausted.
(e) On September 17, 2025, the Company's Board of Directors approved a new share repurchase program for up to $400 million of the Company's common shares. The new share repurchase program is open-ended, allowing the Company to repurchase its shares from time to time in the open market or privately negotiated transactions, depending on market conditions.

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

As and when allowed by the applicable law and regulations, certain of our non-U.S. subsidiaries provide treaty reinsurance coverage to non-U.S. insurers on a worldwide basis, including insurers of liability, marine, aviation and energy risks, and as a result, these underlying insurance and reinsurance portfolios may have some exposure to Iran. In addition, we provide insurance and facultative reinsurance on a global basis to non-U.S. insureds and insurers, including for liability, marine, aviation and energy risks. Coverage provided to non-Iranian business may indirectly cover an exposure in Iran. For example, certain of our operations underwrite global marine hull war and cargo policies that provide coverage for vessels navigating into and out of ports worldwide, including Iran. For the quarter ended September 30, 2025, there has been no material amount of premium allocated or apportioned to activities relating to Iran. We intend for our non-U.S. subsidiaries to continue to provide such coverage only to the extent permitted by applicable law.

Insider Trading Arrangements and Policies

During the three months ended September 30, 2025, no director or officer of the Company adopted, terminated or is currently party to a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.     EXHIBITS

2.1	Rule 2.7 Announcement, dated July 5, 2017 in connection with acquisition of Novae Group plc (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 6, 2017).
2.2	Rule 2.7 Announcement, dated August 24, 2017 in connection with acquisition of Novae Group plc (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 25, 2017).
3.1	Certificate of Incorporation and Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1(Amendment No. 1) (No. 333-103620) filed on April 16, 2003).
3.2	Amended and Restated Bye-Laws (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on May 15, 2009).
4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).
4.2	Certificate of Designations establishing the specific rights, preferences, limitations and other terms of the Series E Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 7, 2016).
†10.1	Directors Annual Compensation Program, effective January 1, 2026.
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101	The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL: (i) Consolidated Balance Sheets at September 30, 2025 and December 31, 2024; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024; (iv) Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2025 and 2024; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Dated: October 29, 2025

AXIS CAPITAL HOLDINGS LIMITED
By:	/S/ VINCENT TIZZIO
Vincent Tizzio
President and Chief Executive Officer
(Principal Executive Officer)

/S/ PETER VOGT
Peter Vogt
Chief Financial Officer
(Principal Financial Officer)