Form 10-K
period 2025-12-31
AXIS CAPITAL HOLDINGS LTD
filed 2026-02-27
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR
☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-31721

AXIS CAPITAL HOLDINGS LIMITED
(Exact name of registrant as specified in its charter)

Bermuda
(State or other jurisdiction of incorporation or organization)
98-0395986
(I.R.S. Employer Identification No.)
29 Richmond Road, 3rd Flr, Pembroke, Bermuda HM 08
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes   ☒  No   ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐  No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price at the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2025, was approximately $8.1 billion.
At February 23, 2026, there were 73,965,939 common shares outstanding, $0.0125 par value per share, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the annual meeting of shareholders to be held on May 14, 2026 are incorporated by reference in response to items 10, 11, 12, 13 and 14 in Part III of this Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2025.

AXIS CAPITAL HOLDINGS LIMITED

Cautionary Note Regarding Forward-Looking Statements
In this Form 10-K, references to "AXIS Capital" refer to AXIS Capital Holdings Limited and references to "we", "us", "our", "AXIS", the "Group" or the "Company" refer to AXIS Capital Holdings Limited and its direct and indirect subsidiaries and branches.
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This Annual Report on Form 10-K or any other written or oral statements made by or on behalf of the Company may include forward-looking statements, which reflect the Company’s current views with respect to future events and financial performance. All statements, other than statements of historical fact included in or incorporated by reference in this report are forward-looking statements. In some cases, these forward-looking statements can be identified by the use of forward-looking words such as "may", "should", "could", "anticipate", "estimate", "expect", "plan", "believe", "predict", "potential", "aim", "will", "target", "intend" or similar statements of a future or forward-looking nature or their negative or similar terminology.
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
Summary of Risk Factors
Insurance Risk
Insurance risk is the inherent uncertainty as to the occurrence, amount and timing of insurance and reinsurance liabilities transferred to us through the underwriting process.
•The insurance and reinsurance business is historically cyclical, and we expect to experience periods with excess underwriting capacity and unfavorable premium rates.
•We may be adversely impacted by a wide variety of natural catastrophes or man-made disasters. The incidence and severity of catastrophes are inherently unpredictable and losses from catastrophes could be substantial. Our exposure to natural catastrophe losses may be increased by climate change, where we may have exposure to physical, transition, and liability risks, as well as increasing regulation in the area of climate change. Other man-made catastrophes, such as cyber-attacks and other data security incidents, remain relatively new and therefore incorporate high degrees of uncertainty around their impact.
•We may be adversely affected by losses related to the war in Ukraine, tensions in the Middle East, instability in Latin America, terrorism and political unrest, the imposition of tariffs or other trade restrictions and/or unanticipated losses.

•We may be adversely impacted by economic and social inflation. Our operations, like those of other insurers and reinsurers, are susceptible to the effects of economic and social inflation because premiums are established before actual losses and loss expenses are known
•We may be adversely affected by the effects of emerging claims, systemic risks, and coverage issues and/or if actual claims exceed our reserves for losses and loss expenses ("loss reserves"). The actual final cost of settling claims outstanding, as well as claims expected to arise from the unexpired period of risk, is uncertain. There are many factors that would cause ultimate loss estimates to increase or decrease, which include, but are not limited to, emerging claims, systemic risks, and coverage issues such as changes in claim severity.
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
•We may be adversely affected by our failure to keep the pace or manage technology developments, including artificial intelligence.
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
•Our underwriting activities may expose us to liquidity risks. This stems mainly from the need to pay claims on potential extreme loss events and regulatory constraints that limit the flow of funds within the Group.
Credit Risk
Credit risk represents the risk of incurring financial loss due to the diminished creditworthiness (reduced financial strength and, ultimately, possibly default) and concentration of our third-party counterparties.
•We may be adversely impacted if we are unable to collect amounts due to us from our counterparties – most materially reinsurers, but also including brokers, agents, and customers.

Operational Risk
Operational risk represents the risk of loss as a result of inadequate processes, system and network failures, human error or external events, including but not limited to direct or indirect financial loss, reputational damage, customer dissatisfaction, and legal and regulatory penalties.
•We may be adversely impacted by failure of the processes, people, or systems that we rely on to maintain our operations and manage the operational risks inherent to our business, including those outsourced to third parties.
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
Readers should carefully consider the risks noted above together with the risks detailed in Item 1A, 'Risk Factors' of this Annual Report, all of the other information included in this report, and in subsequent filings available at www.sec.gov.
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

PART I

ITEM 1.    BUSINESS

In this Form 10-K, references to "AXIS Capital" refer to AXIS Capital Holdings Limited and references to "we", "us", "our", "AXIS", the "Group" or the "Company" refer to AXIS Capital Holdings Limited and its direct and indirect subsidiaries and branches, including: AXIS Specialty Holdings Bermuda Limited, AXIS Specialty Limited ("AXIS Specialty Bermuda"), AXIS Specialty Limited (Singapore Branch), AXIS Specialty Insurance Limited ("AXIS Specialty Insurance Bermuda"), AXIS Specialty Investments Limited, AXIS Specialty Investments II Limited, AXIS Specialty UK Holdings Limited, AXIS Managing Agency Ltd., AXIS Corporate Capital UK Limited, Novae Group Limited, AXIS UK Services Limited, AXIS UK Services Limited (Irish Branch), AXIS Underwriting Limited, AXIS Corporate Capital UK II Limited (sole corporate member of AXIS Syndicate 1686 ("Syndicate 1686") effective January 1, 2025 and sole corporate member of AXIS Energy Transition Syndicate 2050 ("Syndicate 2050")), AXIS ILS, Ltd., AXIS Reinsurance Managers Limited ("AXIS Reinsurance Managers"), AXIS Specialty Holdings Ireland Limited, AXIS Specialty Europe SE ("AXIS Specialty Europe"), AXIS Specialty Europe SE (UK Branch), AXIS Specialty Europe SE (Belgium Branch), AXIS Re SE, AXIS Re SE, Dublin (Zurich Branch) ("AXIS Re Europe"), AXIS Re SE Escritório de Representação No Brasil Ltda., AXIS Specialty Global Holdings Limited, AXIS Specialty U.S. Holdings, Inc., AXIS Reinsurance Company ("AXIS Re U.S."), AXIS Reinsurance Company (Canadian Branch), AXIS Specialty U.S. Services, Inc., AXIS Specialty U.S. Services, Inc. (U.K. Branch), AXIS Specialty Canada Services, ULC, AXIS Group Services, Inc., AXIS ILS, Inc., AXIS Insurance Company ("AXIS Insurance Co."), AXIS Surplus Insurance Company ("AXIS Surplus"), AXIS Group Benefits LLC, AXIS Specialty Insurance Company ("AXIS Specialty U.S."), AXIS Specialty Finance LLC and AXIS Specialty Finance PLC, unless the context suggests otherwise.
Unless otherwise noted, tabular dollars are in thousands. Amounts may not reconcile due to rounding differences.

General
AXIS is a global specialty underwriter and provider of insurance and reinsurance solutions with operations in Bermuda, the United States ("U.S."), Europe, Singapore, and Canada. Our underwriting operations are organized around our global underwriting platforms, AXIS Insurance and AXIS Re.
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
In 2025, we grew in a number of attractive specialty lines insurance and reinsurance markets and we continued to re-balance our portfolio towards highly targeted specialty lines. At December 31, 2025, we had common shareholders’ equity of $5.8 billion, total capital of $7.7 billion and total assets of $34.5 billion.

Our Business Strategy
We are a global specialty underwriter and provider of insurance and reinsurance solutions and are a leader in many of the markets where we choose to compete. We provide our clients and distribution partners with a broad range of risk transfer products and services, and strong capacity, backed by excellent financial strength. We manage our portfolio holistically, aiming to construct the optimum balance of risks, consistent with our risk appetite and the development of our franchise. We nurture an ethical, entrepreneurial, disciplined and inclusive culture that promotes outstanding client service, intelligent risk taking, operating efficiency and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will further position us as a global specialty underwriting leader, enabling us to deliver sustained profitable growth and increased shareholder value.
We aim to execute on our business strategy through the following multi-pronged approach:
We offer a diversified range of products and services across market segments and geographies: Our position as a global specialty underwriter and provider of insurance and reinsurance solutions gives us insight into the opportunities and challenges in a variety of markets. We are headquartered in Bermuda and have operations in the U.S., Canada, and Europe including Dublin, London, Zurich and Brussels, and Singapore. We service the Latin America specialty insurance and reinsurance market through London and our other locations. In addition, we provide specialty insurance and reinsurance solutions to the Asia Pacific region through our London, Zurich and Bermuda offices.
We underwrite a balanced portfolio of risks deploying capital within risk limits, diversification criteria and risk management strategy: Risk management is a strategic priority embedded in our organizational structure and we are continuously monitoring, reviewing, and refining our enterprise risk management practices. We combine judgment and experience with data-driven analysis, enhancing our overall risk selection process.
We modulate our risk appetite and deployment of capital across the underwriting cycle, commensurate with available market opportunities and returns: In response to market dynamics, we recognize opportunities as they develop and react quickly as new trends emerge. Our risk analytics provide important and continuous feedback, further assisting with the ongoing assessment of our risk appetite and strategic capital deployment. We have been successful in adding new underwriting teams, extending our product lines, finding new distribution channels and entering new markets. When we do not find sufficiently attractive uses for our capital, we may return excess capital to our shareholders through share repurchases and dividends.
We develop and maintain deep, trusting and mutually beneficial relationships with clients and distribution partners, offering high levels of service and effective solutions for risk management needs: Our management team has extensive industry experience, deep product knowledge, long-standing market relationships and a top caliber claims capability. We primarily transact in specialty markets, where risks are complex. We invest in data and technology and are leveraging AI capabilities and tools to empower our underwriters and enhance the service that we provide to our customers. Our intellectual capital and proven client-service capability attracts customers and distribution partners looking for solutions.
We maintain excellent financial strength, characterized by financial discipline and transparency: Our total capital of $7.7 billion at December 31, 2025 as well as our high-quality and liquid investment portfolio and our operating subsidiary ratings of "A+" ("Strong") by Standard & Poor's and "A" ("Excellent") by the A.M. Best Company, Inc. ("A.M. Best") are key indicators of our financial strength.
We attract, develop, retain and motivate teams of experts: We aim to attract and retain top talent in the industry and to motivate our employees to make decisions that are in the best interest of our clients and shareholders. We foster a culture that prioritizes ethics, risk awareness and achievement, while also promoting professionalism, responsibility, integrity, discipline, inclusion and entrepreneurship. As a result, we believe that our staff is well-positioned to make the best underwriting and strategic decisions for AXIS.
Our key financial metrics for measurement of performance based compensation include operating return on average common equity ("operating ROACE"), which is reconciled to the most comparable GAAP financial measure, return on average common equity ("ROACE"), in Item 7 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures Reconciliation', on an annual basis, as well as relative total shareholder return and adjusted book value per diluted common share ("Adjusted DBVPS") over the long term. Adjusted DBVPS represents average annual growth in book value per diluted common share, generally adjusted for dividends, unrealized investment gains (losses) recognized in accumulated other comprehensive income (loss) and share repurchases. Across the Group, we are focused on realizing our ambition to be the leading specialty underwriter, while continuing to consistently deliver profitable growth and increased shareholder value.

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
The table below presents gross premiums written in each of our reportable segments for each of the most recent three years:

Year ended December 31,	2025	2024	2023

Insurance	$7,179,206	$6,615,584	$6,140,764
Reinsurance	2,465,308	2,390,304	2,215,761
Total	$9,644,514	$9,005,888	$8,356,525

Insurance Segment
Lines of Business and Distribution
Our insurance segment offers specialty insurance products to a variety of niche markets on a worldwide basis. The following are the lines of business in our insurance segment:

•Professional Lines: provides directors’ and officers’ liability, errors and omissions liability, employment practices liability, fiduciary liability, crime, professional indemnity, medical malpractice, environmental liability risks predominantly in the U.S. wholesale markets and other financial insurance related covers for public and private commercial enterprises, financial institutions, not-for-profit organizations and other professional service providers. This business is predominantly written on a claims-made basis.
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
•Liability: provides cover for primary and low to mid-level excess and umbrella commercial liability, life sciences excess liability, and primary and excess of loss employers, public, and U.K. products liability business. Target industry sectors include construction, manufacturing, transportation and trucking, and other services.
•Cyber: provides cover for cyber liability, technology errors and omissions, media and miscellaneous professional liability. Cover is provided for a range of risks including data security breach and privacy liability, cyber-crime, liability and regulatory actions, business interruption, cyber extortion and reputational harm, and liability covers for media and miscellaneous professional matters.
•Marine and Aviation: Marine provides cover for a range of exposures including offshore energy, offshore renewable energy, ocean marine, liability including kidnap and ransom, fine art, specie, and hull war. Offshore energy coverages include physical damage, business interruption, operator's extra expense and liability coverage for all aspects of offshore upstream energy, from exploration and construction through the operation and distribution phases. Aviation provides hull and liability, and specific war cover primarily for passenger airlines but also for cargo operations, general aviation operations, airports, aviation authorities, security firms and product manufacturers.
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
Gross premiums written by broker, shown individually where premiums by broker were 10% or more of the total in any of the last three years, were as follows:

Year ended December 31,	2025		2024		2023

AmWINS Group Inc.	$831,009	12%	$787,703	12%	$719,651	12%
Ryan Specialty Group	784,743	11%	690,825	10%	606,583	10%
Marsh & McLennan Companies Inc.	666,079	9%	658,638	10%	610,186	10%
Aon plc	664,704	9%	633,297	10%	677,930	11%
Other brokers	2,779,228	39%	2,592,262	39%	2,471,284	40%
Other managing general agencies and underwriters (1)	1,453,443	20%	1,252,859	19%	1,055,130	17%
Total	$7,179,206	100%	$6,615,584	100%	$6,140,764	100%

(1) Includes gross premiums written by MGAs and MGUs that are not affiliated to brokers who produced 10% or more of the total gross premiums written in any of the last three years.
No insured accounted for more than 10% of the gross premiums written in the insurance segment.
Competitive Environment
In our insurance segment, where competition is focused on price, service, availability of capacity, appetite and distribution, among other considerations, we compete globally and locally with North American and other carriers. We believe we can achieve positive differentiation through underwriting expertise in our chosen lines of business and market segments, providing customized solutions for our strategic partners and top caliber claims service levels to our customers. In addition, our investment in building an agile business model is expected to enable us to more quickly bring innovative products and services to market while delivering value to our customers and driving profitable growth, as evidenced by the sustained positive momentum behind AXIS’ new and expanded businesses.

Reinsurance Segment
Lines of Business and Distribution
Our reinsurance segment provides reinsurance to insurance companies on a worldwide basis, written on an excess of loss or a proportional basis. For excess of loss business, we typically indemnify the reinsured for a portion of losses, individually and in the aggregate, in excess of a specified individual or aggregate loss deductible. For proportional business, we assume an agreed percentage of the underlying premiums and accept liability for the same percentage of losses and loss expenses.
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
•Accident and Health: includes personal accident, specialty health, accidental death, travel, life, disability and pet reinsurance products which are offered on a proportional and catastrophic or per life excess of loss basis.
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
•Agriculture: provides protection for risks associated with the production of food and fiber on a global basis for primary insurance companies writing multi-peril crop insurance, crop hail, and named peril covers, as well as custom risk transfer mechanisms for agricultural dependent industries with exposures to crop or livestock yield and/or price deviations. This business is written on a proportional and aggregate stop loss reinsurance basis.
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

Gross premiums written by broker, shown individually where premiums by broker were 10% or more of the total in any of the last three years, were as follows:

Year ended December 31,	2025		2024		2023

Marsh & McLennan Companies Inc.	$627,507	25%	$561,906	24%	$594,287	27%
Aon plc	583,418	24%	589,324	25%	595,587	27%
Arthur J. Gallagher & Co.	570,384	23%	512,000	21%	398,093	18%
Other brokers	461,483	19%	374,313	15%	343,130	16%
Direct	134,556	5%	194,809	8%	163,073	7%
Managing general agencies and underwriters	87,960	4%	157,952	7%	121,591	5%
Total	$2,465,308	100%	$2,390,304	100%	$2,215,761	100%

No cedant accounted for more than 10% of the gross premiums written in the reinsurance segment.

Competitive Environment
In our reinsurance segment, competition tends to be focused on availability, service, financial strength and price. We compete with major North American and other reinsurers and reinsurance departments of numerous multi-line insurance organizations in our targeted specialty reinsurance lines of business. In addition to traditional market participants, we also compete with new market entrants supported by alternative capital sources offering risk transfer solutions on a collateralized or other non-traditional basis. Our clients may also acquire reinsurance protection through capital market products such as catastrophe bonds and insurance loss warranties. We believe that we achieve a competitive advantage through our diversified global product offerings, responsiveness to customer needs and ability to provide sophisticated and innovative products. We offer excellent claims management, strong financial strength ratings and an ability to leverage our balance sheet and relationships with strategic capital partners to provide strong capacity.

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
Bermuda
Our Bermuda insurance operating subsidiary, AXIS Specialty Bermuda, is a Class 4 general business insurer subject to the Insurance Act 1978, amendments thereto and related regulations of Bermuda ("Insurance Act"). AXIS Specialty Bermuda has reinsurance permissions in China and the Netherlands.
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
The BMA has been granted full "equivalence" under Solvency II for Bermuda’s commercial insurance sector, including Class 4 insurers, and this recognition still applied under Solvency UK.
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
AXIS Reinsurance Managers is registered with, and regulated by, the BMA as an insurance manager pursuant to the Insurance Act. AXIS Reinsurance Managers is also required to comply with the Insurance Manager Code of Conduct. Insurance managers in Bermuda are responsible for the regulatory compliance, financial reporting, and operational management of the insurers they act for.
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
State Insurance Regulation
AXIS Re U.S. is licensed to transact insurance and reinsurance throughout the U.S. and in Puerto Rico, as well as throughout Canada through its Canadian branch and has reinsurance permissions in Brazil and Ecuador.
AXIS Insurance Co. is licensed to transact insurance and reinsurance throughout the U.S and has reinsurance permissions in China and Mexico.
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
AXIS Specialty Europe has local regulatory permission to carry on insurance business in Jersey, and has permission to write surplus lines business in all 50 U.S. states, Puerto Rico, and Washington D.C. It also has a U.K. branch that transacts general insurance business in the U.K. and trades as AXIS Specialty London. The UK Branch of AXIS Specialty Europe is fully regulated by both the PRA and the Financial Conduct Authority ("FCA").
AXIS Specialty Europe also has reinsurance permissions in India, China, Argentina, Mexico, Panama, Paraguay, Honduras, Ecuador, Colombia and Guatemala.
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
Other AXIS Entities

AXIS Specialty Bermuda may write reinsurance under Solvency II equivalence granted to Bermuda by the EU. AXIS Managing Agency Ltd. is eligible to write insurance (except permanent health) and reinsurance business in Ireland through Lloyd's Europe.

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
AXIS Managing Agency Ltd.
AXIS Managing Agency Ltd. is authorized and regulated by the PRA and regulated by the FCA to conduct insurance and reinsurance business and is a Lloyd's of London ("Lloyd's") managing agent authorized by Lloyd's to manage our syndicates, Syndicate 1686 and AXIS Energy Transition Syndicate 2050 ("Syndicate 2050"). Syndicate 2050 commenced underwriting business on April 1, 2024.
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
AXIS Corporate Capital UK Limited

AXIS Corporate Capital UK Limited was a corporate member of Syndicate 1686, previously providing 70% capital support. It ceased providing capital support to Syndicate 1686 on December 31, 2024.

AXIS Corporate Capital UK II Limited
AXIS Corporate Capital UK II Limited is a corporate member of Syndicate 1686, providing 100% capital support to Syndicate 1686 with effect from January 1, 2025. It previously provided 30% capital support.

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
Singapore
AXIS Specialty Bermuda historically conducted insurance and reinsurance business from its branch in Singapore, AXIS Specialty Limited (Singapore Branch), subject to the supervision of the BMA and the MAS. The BMA and the MAS impose significant regulations relating to capital adequacy, risk management, governance and audit and actuarial requirements. AXIS Specialty Limited (Singapore Branch) is registered by ACRA as a foreign company in Singapore and is also regulated by ACRA pursuant to the Singapore Companies Act. AXIS Specialty Limited (Singapore Branch) has separate reinsurance permissions in China. AXIS Specialty Bermuda ceased writing new business through its branch in Singapore, effective January 1, 2024, and plans to close this branch, subject to meeting all regulatory and legal requirements.
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
AXIS Managing Agency Ltd. is eligible to use Lloyd's licenses to write insurance in and from Canada, subject to the laws and regulations of each of the provinces and territories in which it is licensed, with certain exceptions. AXIS Managing Agency Ltd., through Lloyd's, is authorized to write reinsurance in and from Canada subject to certain restrictions.
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

HUMAN CAPITAL MANAGEMENT

AXIS Capital’s mission is not only to deliver strong financial results, but also to help our clients, brokers and partners navigate the challenges of a volatile world. We believe our teammates distinguish us from our competitors and are critical to our success as a specialty underwriter that leads with purpose and lives our values every day. Our workforce’s strength is grounded in our values: Excellence, Stronger Together, Decisiveness and People. These values represent behaviors that we hold ourselves and others accountable for every day. We recognize that our strength lies in our people, and therefore, one of our core strategies is to invest in and support our teammates, including in the following areas of focus:

Talent Development

At AXIS, investing in our people is a top priority. We offer a comprehensive suite of professional development tools, resources, and training to support career growth across our global organization. Our online learning and development hub reflects our investment in upskilling and is complemented by financial assistance for external professional development, as well as tuition reimbursement for eligible part-time, business-related degree and certificate programs. To strengthen our pipeline of future leaders, we have expanded manager resources and introduced new leadership development programs tailored to various stages in the career journey.

Health, Safety and Wellness
We are committed to the health, safety and wellness of our workforce and offer our teammates a variety of tools to support their physical, emotional and financial wellbeing. Examples include access to mental health resources, back-up child and elder care and on-demand fertility, maternity, postpartum and return-to-work assistance. We offer a hybrid working model that provides flexibility to our teammates. We strive to be an employer of choice and we believe this approach helps us recruit and retain talent. Additionally, we are promoting sustainable performance through 1:1 wellness coaching and programming targeted at the senior leadership team.

Mental Health and Wellbeing
Supporting the mental health and wellbeing of our teammates has long been a priority for AXIS. In 2025, we hosted a variety of internal learning events, offered activities for our teammates focused on Mental Health Awareness month and World Mental Health Day, introduced a dedicated Wellbeing Day as part of paid time-off, and promoted broader internal and external advocacy initiatives to promote mental health and wellbeing.

Inclusion
AXIS is committed to fostering an inclusive workplace that values diverse perspectives. In 2025, we advanced our inclusion strategy through initiatives that strengthen engagement across our global workforce. We expanded education programs to enhance cultural competency and inclusive leadership. We also partnered with industry organizations to promote inclusion within AXIS and the communities where we operate. These actions underscore our commitment to a workplace where all employees can contribute at their highest potential.

Teammate Engagement
AXIS recognizes that engagement is critical to creating a fulfilling workplace and enabling employees to perform at their best. In 2025, we advanced engagement through initiatives focused on listening, connection, and recognition. We launched our annual People Engagement Survey, supplemented by pulse surveys throughout the year, to capture real-time feedback and inform action. To further strengthen our culture, we also refreshed our values and behaviors with direct employee input to ensure they reflect our identity and support evolving business priorities.

Compensation and Benefits
To attract and retain our industry's top talent, we offer teammates a total rewards program that is designed to incentivize exceptional performance. Our compensation packages align with our pay-for-performance philosophy and are assessed on an annual basis following year-end performance reviews. Our packages are also regularly benchmarked against similarly-sized specialty insurance, reinsurance and financial services companies in our talent markets. Compensation components include market competitive salaries and short-term annual incentive programs and, for senior level teammates, long-term incentives such as equity grants. To provide share ownership throughout all levels of our organization, we recently awarded an equity grant for all AXIS teammates who do not receive equity as part of their annual compensation. This ownership award reinforces our "Stronger Together" value and the ownership mentality that defines our culture. Our comprehensive benefits packages include health and welfare plans for teammates and their families, retirement savings plans with employer contributions and work-life benefits, including parental leave policies, flexible work arrangements for eligible teammates and charitable matching programs.
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

Succession Planning
We have a robust talent and succession planning process. Each year, management conducts talent reviews for all AXIS teammates, focusing on high performing and high potential talent, emerging talent, and diverse talent. This information is used to drive both teammate development plans and succession planning. Annually, succession plans are completed for each member of the Executive Committee and the other critical roles across AXIS. The Board exercises oversight of succession planning by reviewing a comprehensive annual succession plan for key Executive Committee roles, including the CEO.

Employees
At December 31, 2025, we had 1,966 employees. During 2025, the number of employees increased by approximately 5% and our voluntary turnover rate was 9.6% compared to 11.9% in 2024.

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
Our risk policies are a formal set of documents that outline key drivers of risk and responsibilities for managing individual and aggregate risks. Our qualitative and quantitative risk reporting framework provides transparency and early warning indicators to senior management with regard to our overall risk profile, adherence to risk appetite and limits, and management actions at the Group and legal entity level.
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
Specific risk limits are defined and translated into a consistent framework across our identified risk categories and across our legal entities and are intended to limit the impact of individual risk types or accumulations of risk. Individual limits are established through an iterative annual process to ensure that the overall framework complies with our group-wide requirements on capital adequacy and risk accumulation.
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
The Finance Committee of the Board of Directors ("Finance Committee") oversees the Group’s investment of funds and adequacy of financing facilities. This includes approval of the Group’s strategic asset allocation plan. In addition, the Finance Committee is responsible for monitoring and recommending to the Board on the Group’s capital management activities, encompassing dividend policy, share repurchase authorizations and the optimal deployment of capital to support shareholder value creation.

The Audit Committee of the Board of Directors ("Audit Committee"), which is supported by Internal Audit, is responsible for overseeing internal controls and compliance procedures, and also reviews with management and the Chair of the Risk Committee the Group’s policies regarding risk assessment and risk management.

Group Executives
The Executive Committee formulates our business objectives and risk strategy within the overall risk appetite set by the Board of Directors. It allocates capital resources and sets limits across the Group, with the objective of balancing return and risk. While the Executive Committee has overall responsibility for risk management, it has delegated some authority to the executive level Risk Management Committee ("RMC") consisting of the President and Chief Executive Officer, Chief Financial Officer, Group Chief Underwriting Officer, Chief Risk Officer, Chief Actuary - Reserving and Capital, and Chief Administrative and Legal Officer.
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
Management Committees and Councils
•The Underwriting & Governance Committee oversees the integrity and effectiveness of our Underwriting Governance Framework ensuring our underwriting activities are consistent with that framework.
•The Investment & Finance Committee oversees the Group’s investment activities, which includes monitoring market risks, the performance of our investment managers and the Group’s asset-liability management, liquidity positions and investment policies and guidelines. The Investment & Finance Committee also prepares the Group’s strategic asset allocation ranges and presents it to the Finance Committee for approval.
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
•The Artificial Intelligence (AI) Governance Council ensures appropriate regular oversight of AI-related products and activities, such as approval of policies surrounding AI usage, and is a key decision taking party. The AI Council is supported by the AI Working Group, which acts as a filter and has the power to decide on the low risk/more obvious cases.
RMC Sub-Committees and Working Groups
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

•The AI Underwriting Working Group discusses and monitors any AI related activities potentially impacting Underwriting, such as regulatory updates, market initiatives and new claim developments.
•The Environmental Working Group focuses specifically on climate-related risks and opportunities and oversees climate risk initiatives.
Group Risk Management
As a general principle, management in each of the lines of business and corporate functions is responsible in the first instance for the risks and returns of its decisions. Management is the 'owner' of risk management processes and is responsible for managing our business within defined risk limits.
The Chief Risk Officer, who reports to the Chief Financial Officer and the Chair of the Risk Committee leads our independent Group Risk function, and is responsible for oversight and implementation of the Group's ERM framework, as well as providing guidance and support for risk management practices. Group Risk is responsible for developing methods and processes for identifying, assessing, managing, monitoring, and reporting risk. This forms the basis for informing the Risk Committee and RMC of the Group’s risk profile. The Group Risk function develops our ERM framework and oversees the adherence to this framework at the Group and legal entity level. Our Chief Risk Officer regularly reports risk matters to the Chief Financial Officer, Executive Committee, RMC, and the Risk Committee.
Internal Audit, an independent, objective function, reports to the Audit Committee on the effectiveness of our ERM framework. This includes assurance that key business risks have been adequately identified and managed appropriately and that our system of internal control is operating effectively. Internal Audit also coordinates risk-based audits, compliance reviews and other specific initiatives to evaluate and address risk within targeted areas of our business.
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
The Risk Register is a detailed repository of the key drivers of risk that the Company is exposed to, along with the Key Controls and Key Risk Indicators ("KRIs") that are in place to maintain the level of risk within the defined risk appetite. There is a quarterly certification process, whereby control owners confirm the performance of the controls and identify any issues to be followed up. In addition, we undertake ongoing risk assessments of all enterprise risks, the output of which is captured in our Risk Register that is reviewed and reported through our governance structure.
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
Pricing
Premiums for insurance and reinsurance contracts are intended to cover expected claim costs, claim associated expenses, acquisition costs, operating costs, and an adequate level of profit margin commensurate to the risk being assumed. Premium amounts are typically agreed upfront, but may not cover the actual future costs due to unexpected factors such as social, economic and legal environments, as well as uncertainty surrounding frequency and severity of claims.

We mitigate premium risk in our portfolio through four main levers by:
•Taking a vigilant and cautious approach on claims cost trends, and we review these assumptions frequently.
•Including loss and/or exposure adjustment features that flex premium and/or acquisition costs in response to higher-than-expected exposures and/or claim costs in some of our contracts.
•Employing underwriting action and reinsurance protection to minimize volatility in our claims experience by managing aggregation of limits and by maintaining balance between portfolio margin and limits deployed.
•Enhancing our processes including refining our models to ensure we grow the portfolio at times when pricing is in surplus and we shrink the portfolio at times when pricing is in deficit.
Reinsurance Purchasing
Another key component of our mitigation of insurance risk is the purchase of reinsurance to reduce volatility and protect our business on a treaty (covering a portfolio of risks) and facultative (single risk) basis.
For treaty reinsurance, we purchase proportional and non-proportional cover.
Under proportional reinsurance, we cede an agreed percentage of the premiums and the losses and loss expenses on the policies we underwrite, where we protect against higher loss frequency rather than specific events.
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
•Catastrophe excess of loss – provides annual per loss occurrence loss cover for our insurance portfolio against the accumulation of losses incurred from a single event (e.g., windstorm).
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
The table below shows our net PML to a single natural peril catastrophe event within certain defined single zones which correspond to peak industry catastrophe exposures at January 1, 2026 and 2025:

Estimated Net Exposures (millions of U.S. dollars)		January 1, 2026		January 1, 2025
Territory	Peril	100 Year Return Period	250 Year Return Period	100 Year Return Period	250 Year Return Period
Single zone, single event
Southeast	U.S. Hurricane	$225	$365	$160	$228
Mid-Atlantic	U.S. Hurricane	124	158	105	127
Gulf of Mexico	U.S. Hurricane	178	204	139	158
California	U.S. Earthquake	190	227	162	194

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
As indicated in the table above, our modeled single occurrence 1-in-100-year return period PML for a Southeast U.S. hurricane, net of reinsurance, is approximately $225 million. According to our modeling, there is a one percent chance that on an annual basis losses incurred from a Southeast U.S. hurricane event could be in excess of $225 million. Conversely, there is a 99% chance that on an annual basis the loss from a Southeast U.S. hurricane will fall below $225 million.
PMLs are based on results of stochastic models that consider a wide range of possible events, their losses and probabilities. It is important to consider that an actual event does not necessarily resemble one of the stochastic events and the specific characteristics of an actual event can lead to substantial differences between actual and modeled losses.
We have developed our PML estimates by combining judgment and experience with the outputs from a commercially available catastrophe model, that we also use for pricing catastrophe risk. This model covers the major peril regions where we face potential exposure. Additionally, we have included our estimate of non-modeled perils and other factors, that we believe provides us with a more complete view of catastrophe risk.

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
Man-Made Catastrophes
Consistent with our management of natural peril catastrophe exposures, we take a similarly focused and analytical approach to the management of man-made catastrophes. Man-made catastrophes, which include such risks as train collisions, airplane crashes or terrorism, and other intentionally destructive acts, including cyber-attacks, are harder to model in terms of assumptions regarding intensity and frequency. For these risks we supplement commercially available vendor models with our bespoke modeling, and underwriting judgment and expertise. This allows us to take advantage of business opportunities related to man-made catastrophe exposures particularly where we can measure and limit the risk sufficiently as well as obtain risk-adequate pricing.
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
We have well established processes in place for determining loss reserves and we calculate loss reserves in accordance with actuarial best practice based on substantiated methodologies and assumptions. Our loss reserving process demands data quality and reliability and requires a quantitative and qualitative review of overall loss reserves and individual large claims. Within a structured control framework, claims information is communicated on a regular basis throughout our organization, including to senior management, to provide an increased awareness of losses that have occurred throughout the insurance markets. The detailed and analytical reserving approach that follows is designed to absorb and understand the latest information on reported and unreported claims, to recognize the resultant exposure as quickly as possible, and to record appropriate loss reserves in our consolidated financial statements.
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
We distinguish between various forms of credit exposure including the risk of issuer default from instruments in which we invest, such as corporate bonds (refer to 'Market Risk' above for a discussion of credit risk as it relates to the investment portfolio), counterparty exposure in a direct contractual relationship, such as reinsurance or loss portfolio transfers, the credit risk related to our premium balances receivable, including those from brokers and other intermediaries, and the risk we assume through our insurance contracts, such as our credit and political risk, and credit and surety lines of business.
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

We provide credit insurance primarily for lenders (financial institutions) and commodity traders seeking to mitigate the risk of non-payment from their borrowers and trading counterparties. This product complements our traditional political risk insurance business. For the credit insurance contracts, it is necessary for the buyer of the insurance, most often a bank or commodity trader, to hold an insured asset, most often an underlying loan, or sale and purchase contract in order to claim compensation under the insurance contract. The majority of the credit insurance provided is for single-name illiquid risks that can be individually analyzed and underwritten, primarily in the form of senior secured bank loans but also unsecured payment obligations in the case of shorter term trade credit. As part of the underwriting process, an evaluation of creditworthiness and reputation of the obligor is critical. We also provide loan portfolio coverage of Significant Risk Transfer securitizations and other structured portfolio solutions. We generally require our clients to retain a share of each transaction that we insure. A key element to our underwriting analysis is the assessment of recovery in the event of default, and, accordingly, the strength of the collateral and the enforceability of rights to the collateral are paramount.

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

We provide reinsurance of credit, political risk and surety bond insurers exposed to the risks of financial loss arising from non-payment of trade receivables or other credit obligations covered by a policy (credit insurance) or non-performance of obligations (surety). Our credit reinsurance exposures are concentrated within developed economies, our political risk exposures are concentrated in developing economies and our surety bond exposures are diversified mostly between developed economies and Latin America. Surety reinsurance provides protection for losses arising from a broad array of surety bonds issued by insurers to satisfy regulatory demands, contract and commercial obligations in a variety of jurisdictions around the world. We provide coverage to the mortgage industry through insurance and reinsurance of mortgage insurance companies, U.S. government-sponsored entity credit risk sharing transactions, and other mortgage market participants. We focus on credit risk transfer from Federal Home Loan Mortgage Corporation and Federal National Mortgage Association, in the single-family, fixed rate, conforming mortgage space. We also provide this cover globally in a select number of developed countries. These entities seek to manage their credit risk exposure emanating from defined pools of mortgage loans. Our exposure to credit risk (credit, surety and mortgage) is monitored and managed through robust underwriting within defined parameters for credit quality and concentration, continuous monitoring of the housing and credit markets, as well as limits on our PML resulting from a severe economic downturn.
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

We have specific processes and systems in place to focus on high priority operational matters which are described below:
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
•We have enhanced our operational resilience to business interruption events, to anticipate, prepare for, respond to, and recover from disruptions while maintaining essential functions and services. This is achieved by identifying the important business services to the company and defining impact tolerances. A regular testing cycle is in place for continuous improvement and identifying potential vulnerabilities.
•Our use of third-party vendors exposes us to a number of increased operational risks, including the risk of security breaches, fraud, non-compliance with laws and regulations or internal guidelines and inadequate service. We manage material third-party vendor risk, by, among other things, performing a thorough due diligence of potential large vendors and maintaining a dedicated vendor management office that oversees an established framework of approved policies, procedures, and performance‑monitoring practices throughout the lifecycle of engagements.
Capital Management
Our capital management goal is to maximize long-term shareholder value by, among other things, optimizing capital allocation and minimizing our cost of capital. We manage our capital in accordance with our Capital Management Policy. We hold an adequate level of capital for business and investment opportunities as well as risk and shock events. We ensure our capital levels satisfy our minimum solvency targets including our own view of risk from our internal capital model and regulatory and rating agency capital requirements, which are described below:
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
The insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excess underwriting capacity, as well as periods when shortages of capacity permit favorable premium levels. An increase in premium rates is often followed by an increased supply of insurance and reinsurance capacity, via capital from new entrants, innovative capital market instruments and structures and/or the commitment of additional capital by existing insurers and reinsurers. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms, and conditions leading to changes in the frequency and severity of losses, increased expenses for customer acquisition and retention, and less demand for our underwriting services. All of these factors could in turn affect our business, results of operations, or financial condition.
Our results of operations, financial condition or liquidity could be adversely affected by the occurrence of natural and man-made disasters, as well as outbreaks of pandemic or contagious diseases, which might not have been factored in for the original pricing due to uncertain return periods of these losses.
We have exposure to unexpected losses resulting from natural catastrophes, man-made disasters and other significant catastrophe events predominantly in our insurance business. Catastrophes can be caused by various events, including hurricanes, typhoons, earthquakes, tsunamis, hailstorms, floods, severe winter weather, fires, drought and other natural disasters, as well as outbreaks of pandemic or contagious diseases. Catastrophes can also be man-made, such as war, terrorist attacks and other intentionally destructive acts, including those involving nuclear, biological, chemical or radiological events, cyberattacks and other data security incidents, explosions and infrastructure failures. The incidence and severity of catastrophes are inherently unpredictable and losses from catastrophes could be substantial.
Increases in the values and concentrations of insured property, particularly in coastal regions, and increases in the cost of construction materials required to rebuild affected properties, may continue to increase the impact of natural catastrophe events. Changes in global climate conditions may further increase the frequency and severity of natural catastrophe activity and losses. Secondary perils, for example severe convective storms, may also become increasingly impactful. Similarly, changes in global political and economic conditions may increase both the frequency and severity of man-made catastrophe events. The impact of catastrophe events in years 2025, 2024 and 2023 included the recognition of the net losses and loss expenses of:

•$159 million, in the aggregate, primarily related to California Wildfires, Hurricane Melissa and the Middle East Conflict in 2025;
•$226 million, in the aggregate, primarily related to Hurricanes Milton, Helene, and Beryl, and the Red Sea Conflict in 2024; and
•$138 million, in the aggregate, primarily related to Cyclone Gabrielle and other weather-related events in 2023.

Although we manage our exposure to such events through the use of underwriting controls, including modelled analysis, and the purchase of third-party reinsurance protection, catastrophe events are inherently unpredictable and the actual nature of such events when they occur could be more frequent or severe than contemplated in our pricing and risk management expectations. As a result, the occurrence of one or more catastrophe events could have a material adverse effect on our results of operations, financial condition or liquidity.

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
We have exposure to losses, both through underwriting and investments, resulting from acts of terrorism, political unrest and geopolitical instability. Rising United States-China decoupling, trade restrictions, and tariff unpredictability create uncertainty. The shift from tariffs to choke-points (e.g., supply chain bottlenecks) is reshaping global trade. Many European countries face ongoing fiscal challenges, raising concerns about debt sustainability, and political instability. Other disputes including the war in Ukraine and tensions in the Middle East are expected to continue into 2026. In Latin America, political instability in certain countries, including Venezuela, may further amplify regional uncertainty and affect the global credit and political risk environment. Uncertainty over tariffs could lead to increasing cost of claims, such as rebuild costs in property damage or the value of cargo in marine.
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
Over the longer term, climate change may have an impact on the economic viability of certain lines of business if suitable adjustments in price and coverage cannot be achieved, as our insureds cannot sustain paying higher premiums.
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
There is additionally a risk that certain elements of our business cease to be viable as a result of climate change transition risks, which relate to losses driven by policy, legal, technological, and market changes to address climate risks and include changes in consumer behavior, shareholder preferences, and any additional regulatory and legislative requirements, such as carbon taxes. Through its fossil fuel policy, AXIS Capital has committed to fully phasing out thermal coal from its insurance and facultative reinsurance portfolios no later than 2030 in OECD countries and the EU, and no later than 2040 globally. If we are unable to achieve our objectives relating to climate change or our current response to climate change is perceived to be ineffective or insufficient, or the way we respond is perceived negatively, our business and reputation may suffer. In addition, there remains a risk that our financial condition or operating performance may be impacted by changes in our business model arising from climate change transition and by the performance of strategies we put in place to manage this transition.
We are also subject to complex and changing laws, regulations and public policy debates relating to climate change and other environmental risks, including overlapping, yet distinct, climate change-related disclosure requirements in multiple jurisdictions. These are difficult to predict and quantify, may conflict with one another, and may impose additional costs on us, which in turn could have an adverse impact on our business. The introduction of the Corporate Sustainability Reporting Directive ("CSRD") together with the EU Taxonomy Regulation, albeit postponed, are the central components of the sustainability reporting requirements underpinning the EU’s sustainable finance strategy. This directive, along with other current or proposed regulations, could significantly increase compliance burdens and associated regulatory costs and complexity.
While the Securities and Exchange Commission (SEC) Climate Regulations (issued March 6, 2024) have been paused and the SEC voted on March 27, 2025 to end its defense of climate disclosure rules, there is potential for additional disclosure requirements should these or similar regulations be implemented. There is also a risk that regulators in certain states may develop their own enhanced reporting requirements. Changes in regulations relating to climate change or our own leadership decisions implemented as a result of assessing the impact of climate change on our business may result in an increase in the cost of doing business or a decrease in premiums.
The effects of emerging claim and/or coverage issues on our business are uncertain.
As industry practices and legal, judicial, social, political, technological and other environmental conditions change, unexpected issues related to systemic risks, claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the frequency and/or severity of claims. For example, the 2008 global financial crisis resulted in a higher level of claim activity on professional lines insurance and reinsurance business. Moreover, legislative, regulatory, judicial or social influences may impose new obligations on insurers or reinsurers that extend coverage beyond the intended contractual obligations, or result in an increase in the frequency or severity of claims beyond expected levels, for example as described in the climate change risk factor. In some instances, the effects of these changes may not become apparent until after we have issued the impacted insurance or reinsurance contracts. In addition, actual losses may vary materially from the current estimate of losses based on a number of factors (refer to 'If actual claims exceed loss reserves, our financial results could be adversely affected' below). As a result, the full extent of liability under an insurance or reinsurance contract may not be known for many years after the contract is issued and a loss occurs and may result in reserve increases over time.
If actual claims exceed loss reserves, our financial results could be adversely affected.
While we believe that loss reserves at December 31, 2025 are adequate, new information, events or circumstances, may lead to future developments in ultimate losses being significantly greater or less than the loss reserves currently provided. The actual final cost of settling claims outstanding at December 31, 2025, as well as claims expected to arise from the unexpired period of risk, is uncertain. There are many factors that would cause ultimate loss estimates to increase or decrease, which include, but are not limited to, changes in claim severity, changes in the expected level of reported claims, judicial action changing the scope and/or liability of coverage, changes in the legislative, regulatory, social and economic environment and unexpected changes in loss inflation.
When establishing our single point best estimate of loss reserves at December 31, 2025, management considered actuarial estimates and applied informed judgment regarding qualitative factors that may not be fully captured in actuarial estimates. Such factors included, but were not limited to, an examination of trend assumptions, the timing of the emergence of claims, volume and complexity of claims, current social and judicial trends, potential severity of individual claims and the extent of internal historical loss data versus new industry information.
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
We seek to mitigate loss exposure through multiple methods and review our compliance with management's and the Board of Directors' risk limits on a quarterly basis. For example, we write a number of reinsurance contracts on an excess of loss basis. Excess of loss reinsurance indemnifies the reinsured for losses in excess of a specified amount. We generally limit the line size for each client and line of business on our insurance business and purchase both proportional and non-proportional reinsurance for many of our lines of business. On an account by account basis, we may also put in place facultative reinsurance to limit specific exposures. We also seek to limit our loss exposure through geographic diversification. Geographic zone limitations involve significant underwriting judgments, including the determination of the area of the zones and the inclusion of a particular policy within a particular zone’s limits. In addition, various provisions of our insurance policies and reinsurance contracts, such as limitations or exclusions from coverage or choice of forum negotiated to limit our risks, may not be enforceable in the manner we intend. These reinsurance loss limitation techniques are applicable on a retrocessional basis, where we also seek to limit losses coming through our reinsurance segment. We cannot be sure that these loss limitation methods will effectively prevent a material loss exposure, which could have a material adverse effect on our results of operations, financial condition or liquidity.
If we choose to purchase reinsurance, we may be unable to do so on favorable terms or at all.
We purchase reinsurance for our insurance and reinsurance operations in order to mitigate the volatility of losses on our financial results. From time to time, market conditions have limited, and in some cases have prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance that they consider adequate for their business needs. There is no guarantee that our desired amounts of reinsurance or retrocessional reinsurance will be available in the marketplace in the future. In the current environment, our ability to renew our current reinsurance or retrocessional reinsurance arrangements or obtain desired amounts of new or replacement coverage on favorable terms may be substantially reduced as a result of the impact of inflation, industry catastrophic losses to reinsurer capital and the appetite for certain lines of business. In addition to capacity risk, the remaining capacity may not be on terms we deem appropriate or acceptable or with companies with whom we want to do business. If we are unable to renew our current reinsurance or retrocessional reinsurance or purchase new or replacement coverage on favorable terms or at all, the amount of business we are willing to write may be limited or our protection from large loss events may be materially reduced.
We utilize models to assist our decision making in key areas such as underwriting, reserving, investment management, capital assessment, risk management, reinsurance purchasing and the evaluation of our catastrophe risk, and we could be adversely impacted if these models are inadequate or unfit for the purpose for which they are being used.
We employ various modeling techniques (for example, scenarios, predictive, stochastic and/or forecasting) to analyze and estimate exposures and risks associated with our assets and liabilities. We utilize modeled outputs and related analyses to assist us in decision-making, for example, related to underwriting and pricing, reserving, investment, capital assessment, risk management, reinsurance purchasing and the evaluation of our catastrophe risk through estimates of probable maximum losses, or "PMLs". The modeled outputs and related analyses, both from proprietary and third-party models, are subject to various assumptions, professional judgment, uncertainties and the inherent limitations of any statistical analysis, including the use and quality of historical internal and industry data. These models may turn out to be inadequate representations of the underlying subject matter, including as a result of inaccurate inputs or application thereof (whether due to data error, human error or otherwise). Further, to the extent we incorporate automation and machine learning as part of our modeling process, this may lead to heightened risk as the outputs may be unintentionally deficient, inaccurate or misleading. Consequently, actual losses from loss events, whether from individual components (for example, wind, flood, earthquake, etc.) or in the aggregate, may differ materially from modeled results. If, based upon these models or other factors, we misprice our products or underestimate the frequency and/or severity of loss events, our results of operations, financial condition or liquidity may be adversely affected. In addition, PMLs are based on results of stochastic models that consider a wide range of possible events, their losses and probabilities. It is important to consider that stochastic events are not an exact representation of actual events. Thus, an actual event does not necessarily resemble one of the stochastic events, and the specific characteristics of the actual event can lead to substantial differences between actual and modelled losses.

With respect to the evaluation of our catastrophe risk, our modeling utilizes a mix of historical data, scientific theory and mathematical methods. Output from multiple commercially available vendor models serves as a key input in our PML estimation process. We believe that there is considerable inherent uncertainty in the data and parameter inputs for these vendor models. In that regard, there is no universal standard in the preparation of insured data for use in the models and the running of modeling software. In our view, the accuracy of the models depends heavily on the availability of detailed insured loss data from actual recent large catastrophes. Due to the limited number of events, there is significant potential for substantial differences between the modeled loss estimate and actual experience for a single large catastrophe event. This potential difference could be even greater for perils with limited or no modeled annual frequency. We perform our own vendor model validation (including sensitivity analysis and backtesting, where possible) and supplement model output with historical loss information and analysis and management judgment. In addition, we derive our own estimates for non-modeled perils. Despite this, our PML estimates are subject to a high degree of uncertainty, and actual losses from catastrophe events may differ materially.
We could be materially adversely affected if managing general agents, general agents, coverholders, other producers, and third-party administrators in our program business exceed their underwriting and/or claims settlement authorities or otherwise breach obligations owed to us.
In program business conducted by the insurance segment, following our underwriting, financial, claims and information technology due diligence reviews, we authorize managing general agents, general agents, coverholders and other producers to write business and settle claims on our behalf within prescribed authorities. Once a program/coverholder commences, we must rely on the underwriting, operational and claims controls of these entities to write business within the authorities provided by us. Although we monitor and audit our programs/coverholders on an ongoing basis, our efforts may not be adequate or these entities may exceed their underwriting or claims settlement authorities or otherwise breach obligations owed to us. To the extent that these entities exceed their authorities or otherwise breach obligations owed to us in the future, our results of operations or financial condition could be materially adversely affected.
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
The insurance/reinsurance industry is highly competitive. We compete on an international and regional basis with major U.S., Bermuda, European and other international insurers and reinsurers, including Lloyd's syndicates, some of which have greater financial, marketing and management resources. We also compete with new companies that enter the insurance/reinsurance markets. In addition, capital market participants have created alternative products that are intended to compete with insurance and reinsurance products. New and alternative capital inflows in the insurance/reinsurance industry and the retention by insured and cedants of more business may cause an excess supply of insurance and reinsurance capital. There is also a continued large amount of merger and acquisition activity in the insurance/reinsurance sector, and we may experience increased competition as a result of that consolidation with consolidated entities having enhanced market power. Increased competition could result in fewer submissions, lower premium rates, less favorable policy terms and conditions leading to more claims and greater costs of customer acquisition and retention. If industry pricing does not meet our hurdle rate, we may reduce our future underwriting activities. These factors could have a material adverse effect on our growth and profitability.
Our business depends on keeping pace with technological developments.
The insurance industry is undergoing extensive technological change. There is increasing focus by traditional insurance industry participants, technology companies, including new insurance technology companies ("InsurTech") and others, on using technology and innovation (including artificial intelligence, digital platforms, data analytics, and robotics) to disrupt and/or enhance current business models and operations. In particular, implementation of artificial intelligence to enhance efficiency is perceived as a top factor for insurance companies to maintain or increase their market position in the long-term. If we do not adapt to these technological changes, it could harm our ability to compete, which could have a material adverse impact on our growth or profitability. However, the extensive use of technology and artificial intelligence can also bring risks such as operational failures due to these technologies not operating as expected, as well as reputational and compliance issues if we do not embed controls and comply with regulations to manage new innovations. Innovation and technological change could also result in increasing expenses as we make investments to innovate our products and services. Third-party or partner use of AI models could also heighten our vulnerability to data breaches, regulatory issues, and operational disruptions.

Global economic conditions could adversely affect our business, results of operations or financial condition.
The global economic environment could be impacted by inflationary pressures; fiscal or monetary policies; uncertainty concerning the future path of interest rates; the effect of social, economic, and political conditions and geopolitical events; the implementation of tariffs and other protectionist trade policies; and the possibility of a recession, government shutdowns, debt ceilings, and funding. During 2022 and the first half of 2023, inflation reached and stayed unusually high in many parts of the world, and central banks in the U.S. and other countries raised interest rates to counter inflation by slowing economic activity. While during 2024 and 2025 the U.S. Federal Reserve slowly lowered interest rates, uncertainty and market turmoil has affected and may in the future affect, among other aspects of our business, the demand for and claims made under our products, the ability of customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance and portfolio. We also provide coverage to the mortgage industry through insurance and reinsurance of mortgage insurance companies and U.S. government sponsored entity credit risk sharing transactions, and deteriorating economic conditions could cause mortgage insurance losses to increase and adversely affect our results of operations or financial condition.
In addition, steps taken by central banks to control inflation and/or governments to stabilize financial markets and improve economic conditions may be ineffective, and actual or anticipated efforts to continue to unwind some of such steps could disrupt financial markets and/or could adversely impact the value of our investment portfolio. Increases in interest rates would decrease unrealized gains and/or increase unrealized losses on our debt securities portfolio, partially offset by our ability to earn higher rates of return on reinvested funds. A higher inflation environment could lead to even higher interest rates, which would negatively impact the value of our existing fixed income or other investments.
Given the ongoing global economic uncertainties, evolving market conditions may continue to affect our results of operations, financial condition, and capital resources. In the event that there is deterioration or volatility in financial markets or general economic conditions, our results of operations, financial condition, capital resources, and competitive landscape could be materially and adversely affected.
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

Regulators’ concerns relating to corporate substance may have an adverse impact on us.
AXIS operates in multiple jurisdictions, and utilizes a shared services model in order to optimize its resources. This leads to members of staff providing services to AXIS entities in various jurisdictions on a cross-border basis. Many jurisdictions have in place minimum corporate substance requirements, such as Bermuda's Economic Substance Act 2018 and its accompanying regulations. AXIS monitors its corporate substance in Bermuda closely to ensure it continues to meet these requirements. Similar requirements are in place in other jurisdictions, such as in Europe, where in February 2023, European Insurance and Occupational Pensions Authority ("EIOPA") issued a Supervisory Statement addressing the use of governance arrangements in third countries (e.g. the U.K. post-Brexit) by EU insurers.
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
In addition, failure to comply with the economic substance rules in Bermuda can result in fines, penalties and, in severe cases, deregistration, with similar penalties possible in Ireland.
Since we depend on a few brokers for a large portion of our revenues, loss of business provided by any one of them could have a material adverse effect on our business.
We market our insurance and reinsurance products worldwide primarily through insurance and reinsurance brokers and derive a significant portion of our business from a limited number of brokers. Marsh & McLennan Companies, Inc., Aon plc., and Arthur J. Gallagher & Co. provided 37% of gross premiums written in 2025. Our relationships with our brokers are based on the quality of our underwriting and claims services, as well as our financial strength ratings. Any deterioration in these factors could result in the brokers advising our clients to place their business with other insurers and reinsurers. In addition, our brokers also have, or may in the future acquire, ownership interests in insurance and reinsurance companies that may compete with us. These brokers may then favor their own insurers and reinsurers over us. Loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.
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
Our ability to execute our strategy depends on attracting, developing, and retaining highly qualified talent. Loss of key executives or specialists, or failure to recruit successors, could impair our risk selection, pricing discipline, and operational continuity. We face intense competition for talent from insurers, financial services firms, and technology companies. Competitors may offer higher compensation, more flexible work arrangements, or enhanced career opportunities. Evolving employee expectations for remote work and enhanced benefits may limit our access to talent if we cannot offer competitive arrangements. Immigration and work permit restrictions in Bermuda and other jurisdictions may delay or prevent us from employing expatriate executives and specialists. Regulatory changes in compensation governance, taxation, or pay transparency laws may increase costs or limit flexibility in structuring packages. Our specialty lines require continuous upskilling in cyber risk, pricing analytics, and catastrophe modeling. Failure to recruit or retain talent with these skills could materially affect our competitiveness and risk management. There is no guarantee that we will always be able to successfully identify, hire, develop, or retain the talent in all of our disciplines. Any of these risks could materially and adversely affect our business, financial condition, and results of operations.
With few exceptions, generally only Bermudians, spouses of Bermudians or Permanent Resident Certificate holders (collectively, "Residents") may engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government only upon showing that, after proper public advertisement (in most cases), no Residents who meet the minimum standard requirements for the advertised position have applied for the position. Work permits are generally granted for one-, three- or five-year durations. Expatriate workers can, subject to the above, continue to be employed in Bermuda indefinitely by reapplying for work permits. While all executives who periodically work in our Bermuda office and who require work permits have obtained them, there is no guarantee that we will be able to obtain them in the future.

Increasing scrutiny and evolving expectations from investors, customers, regulators, policymakers and other stakeholders regarding environmental, social and governance matters may adversely affect our reputation or adversely impact our share price, demand for our securities and business and results of operations.
Investors, customers, regulators, policymakers and other stakeholders have placed increased importance on environmental, social and governance ("ESG") practices and disclosures. Certain institutional investors, investor advocacy groups, investment funds, creditors and other influential financial markets participants have become increasingly focused on companies' ESG practices and disclosures when evaluating their investments and business relationships. The heightened and sometimes conflicting stakeholder focus on ESG issues requires the continuous monitoring of evolving laws, regulations, standards and expectations, as well as associated reporting requirements.
In addition, regulators have adopted and likely will continue to adopt pro- or anti-ESG-related rules and guidance, which may conflict and impose additional compliance costs. Pressure from key stakeholders to comply with voluntary ESG initiatives or frameworks could also require substantial investments, which could negatively impact our operating results. ESG encompasses a wide range of issues, including climate change, environmental risks, inclusion and governance standards. We cannot predict whether our business decisions, strategy and disclosures relating to ESG issues will meet the expectations or requirements of relevant stakeholders, including key institutional shareholders. If we publicly disclose goals or initiatives regarding ESG matters, we could fail, or we could be perceived to fail, in our achievement of such goals or initiatives, or we could be criticized for their scope. This could result in adverse publicity, reputational harm, or loss of customer and/or investor confidence, which could adversely affect our business, financial condition, and results of operations.
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
Fixed maturities, which represent 85% of our total investments and 78% of total cash and investments at December 31, 2025, may be adversely impacted by changes in interest rates or credit spreads. Increases in yields could cause the fair value of our investment portfolio to decrease, resulting in a lower book value (refer to Item 7A 'Quantitative and Qualitative Disclosure About Market Risk' for further details) and capital resources. A decline in yields may result in reductions in our investment income as new funds and proceeds from sales and maturities of fixed income securities are reinvested at lower rates. This reduces our overall future profitability. Interest rates and credit spreads are highly sensitive to many factors, including governmental and central bank monetary policies, inflation, domestic and international economic and political conditions, corporate profitability and other factors beyond our control. Our portfolios of "other investments" and equity securities expose us to market price variability, driven by a number of factors outside of our control including, but not limited to, global equity market performance. Given our reliance on external investment managers, we are also exposed to operational risks, which may include, but are not limited to, a failure to follow our investment guidelines, technological and staffing deficiencies and inadequate disaster recovery plans.

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
A reinsurer’s insolvency, or inability or refusal to make payments under the terms of its reinsurance agreement with us, could have a material adverse effect on our business because we remain liable to the insured. We face counterparty risk whenever we purchase reinsurance or retrocessional reinsurance. Inflation and industry catastrophic losses have heightened this risk as counterparties experience economic strains and uncertainty. Consequently, the insolvency, inability or unwillingness of any of our present or future reinsurers to make timely payments to us under the terms of our reinsurance or retrocessional agreements could have a material adverse effect on our results of operations, financial condition, or liquidity. Certain reinsurance obligations are collateralized, typically when the counterparty is unrated or in the event of rating downgrade. In most cases the Company relies on its governance of approved counterparties based on financial ratings and required surplus of approved counterparties.

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
Further, we have launched a strategic initiative aimed at improving our operating model. The 'How We Work' program is driving and overseeing the changes being made across the organization to build momentum and establish AXIS as an efficient and sustainable organization. We may not be successful in implementing these changes and, if implemented, they could result in heightened operational risk as the business adapts to new ways of working.
If we experience difficulties with technology and/or data security, our ability to conduct our business might be adversely affected.
While technology can streamline many business processes and ultimately reduce the cost of operations, technology initiatives present certain risks. Our business is dependent upon our employees’ and outsourcers’ ability to perform, in an efficient and uninterrupted fashion, necessary business functions such as processing policies and paying claims. A shutdown or inability to access one or more of our outsourcers' facilities, a power outage, or a failure of one or more of our outsourcers' information technology, telecommunications or other systems and networks could significantly impair our ability to perform such functions on a timely basis. If sustained or repeated, such a business interruption, system failure or service denial could result in a deterioration of our ability to write and process business, provide customer service, pay claims in a timely manner or perform other necessary business functions. Our robust business continuity plan, which addresses the risk of such business interruption, system or network failure or service denial, with input from both internal and external stakeholders, may be inadequate and our systems and networks may still be impacted. Unauthorized access to our systems and networks, computer viruses, deceptive communications (such as phishing attacks), malware, hackers and other cybersecurity threats and external hazards, including catastrophe events, could expose us to data loss, damages, interruptions or delays in our business, remediation costs, claims, and damage to our reputation. Our operations also depend on complex, cloud‑based information systems, and as cyber threats grow more sophisticated and our reliance on cloud providers increases, security incidents or outages could adversely impact our ability to operate and protect sensitive data. Any of these eventualities could result in a material and adverse effect on our business, results of operations and financial condition.
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
Over time, and particularly recently, the sophistication and frequency of these threats continues to increase, including through the use of artificial intelligence, and may be difficult to detect for long periods of time. For example, cyberattacks may be conducted by organized groups and individuals with a wide range of motives and expertise, including organized criminal groups, "hacktivists", terrorists, nation states, nation-state supported actors and others. While administrative and technical controls, along with other preventive actions, may reduce the risk of cyberattacks and other data security incidents and protect our information technology, they may be insufficient to thwart cyberattacks and/or prevent other data security breaches to our systems or networks. Moreover, we may be unable to anticipate these threats or react in a timely manner. As these threats continually evolve, we may be required to devote substantial additional resources to modify or enhance our information security systems and networks and our cybersecurity program.
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
In Europe, the U.K., and Switzerland, there are data protection laws that have extra-territorial effect. These data protection laws require compliance by all companies that process data of EU, U.K., and Swiss citizens, regardless of the company’s location, and also impose obligations on companies processing data of non-EU citizens. The data protection laws also impose requirements regarding the processing of personal data and confer rights on data subjects, including rights of access to their personal data, deletion of their personal data, the "right to be forgotten" and the right to "portability" of personal data.
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

Our insurance and reinsurance subsidiaries conduct business globally and are subject to varying degrees of regulation and supervision in multiple jurisdictions. In particular, in the U.K., Lloyd's has supervisory powers that pose unique regulatory risks. The laws and regulations of the jurisdictions and markets, including Lloyd's, in which our insurance and reinsurance subsidiaries are domiciled or operate require, among other things, that our subsidiaries maintain minimum levels of statutory capital and liquidity, meet solvency standards, participate in guaranty funds and submit to periodic examinations of their financial condition and compliance with underwriting and other regulations. These laws and regulations also limit or restrict payments of dividends and reductions in capital. Statutes, regulations and policies may also restrict the ability of these subsidiaries to write insurance and reinsurance contracts, make certain investments and distribute funds. The purpose of insurance laws and regulations generally is to protect insureds and ceding insurance companies, not our shareholders. We may not be able to comply fully with, or obtain appropriate exemptions from, these laws and regulations, which could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we conduct business and could subject us to fines and other sanctions. In addition, changes in the laws or regulations to which our insurance and reinsurance subsidiaries are subject or in the interpretation thereof by enforcement or regulatory agencies could impact the competitive market, as well as the way we conduct our business and manage our capital, resulting in lower revenues and higher costs. This in turn could have a material adverse effect on our business, results of operations and financial condition. The rate of legal and regulatory change, particularly in the U.K. and Ireland, has been increasing in recent years, with initiatives such as those being undertaken in the U.K. to revamp its regulatory framework as it moves away from Solvency II, and the changes to Solvency II, Resolution Frameworks, and enhanced rules on AI governance in the EU is adding to the regulatory burden on our operating entities. Further to this, increased regulatory scrutiny in the form of reviews and inspections can put a strain on our resources. A supervisory challenge we may face is the potential designation of AXIS as an Internationally Active Insurance Group ("IAIG") due to its growth. If AXIS receives such a designation, the expectation is that compliance will involve higher capital requirements and enhanced governance standards, including more robust risk management and group-wide oversight.

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
Government intervention and the possibility of future government intervention have created uncertainty in insurance and reinsurance markets. Government and regulators generally require insurers and reinsurers to have high solvency ratios and localized capital to ensure the protection of policyholders to the possible detriment of other constituents, including shareholders of insurers and reinsurers. In the past, we saw government, regulatory and judicial actions across multiple jurisdictions in relation to business interruption insurance exacerbate the uncertainty by altering the interpretation of our contracts or extending or changing coverage (beyond the obligations set forth within those contracts or beyond what was intended by the parties). There is a risk that should another global event occur, we will see a recurrence of this stance by governments, regulators, and the judiciary.

Certain U.S. and non-U.S. judicial and regulatory authorities, including U.S. Attorneys offices and certain state attorneys general, occasionally commence investigations into business practices in the insurance industry. In addition, although the U.S. federal government has not historically regulated insurance, there have been proposals from time to time to impose federal regulation on the U.S. insurance industry. As a result, we are unable to predict what, if any, changes to laws and regulations impacting the U.S. insurance industry may be enacted by the U.S. Congress or the current presidential administration and what the impact of any such changes will be upon our business, financial condition, and results of operations. Further, Dodd-Frank gives the Federal Reserve supervisory authority over certain U.S. financial services companies, including insurance companies, if they are designated as 'systemically important' by a two-thirds vote of a Financial Stability Oversight Council. While we do not believe that we are 'systemically important', as defined in Dodd-Frank, additional federal or state regulation that is adopted in the future could impose significant burdens on us, impact the ways in which we conduct our business and govern our subsidiaries, increase compliance costs, increase the levels of capital required to operate our subsidiaries, duplicate state regulation and/or result in a competitive disadvantage.
Our European insurance and reinsurance entities are subject to local laws that implement the Solvency II Directive. Solvency II covers three main areas:
i.the valuation of assets and liabilities on a Solvency II economic basis and risk-based solvency and capital requirements;
ii.governance requirements including requirements relating to the key functions of compliance, internal audit, actuarial, and risk management; and
iii.legal entity and group reporting and disclosure requirements including public disclosures, and group supervision.
The EU has adopted amendments to Solvency II which entered into force on 28 January 2025. Member states have two years to transpose the directive with application effective from 30 January 2027.
While the package is prudential in nature, aimed at capital calibration, proportionality, cross-border supervision and macro-prudential tools, we cannot predict the exact nature, timing or scope of future governmental or regulatory initiatives at the EU or national level. Such initiatives could adversely affect our business by, among other things:
•Changing participation requirements in national industry pools or guarantee schemes;
•Introducing consumer protection rules that affect product design or claims handling following severe events;
•Altering supervisory expectations or reporting obligations; and
•Creating uneven competitive impacts through differences in national transposition or supervisory practices.
Our business is subject to certain laws and regulations relating to sanctions and foreign corrupt practices, the violation of which could have a material adverse effect on our financial condition and operating results.
We must comply with all applicable economic and financial sanctions, other trade controls and anti-bribery laws and regulations of the U.S. and other foreign jurisdictions where we operate, including Bermuda, the U.K. and the European Union. U.S. laws and regulations applicable to us include the economic trade sanctions laws and regulations administered by the U.S. Department of Treasury’s Office of Foreign Assets Control as well as certain laws administered by the U.S. Department of State. These laws and regulations are complex, frequently changing, and increasing in number, and they may impose additional prohibitions or compliance obligations on our dealings in certain countries and territories, including sanctions imposed on Russia and certain Ukraine territories. In addition, we are subject to the Foreign Corrupt Practices Act and other anti-bribery laws, such as the Irish Criminal Justice (Corruption Offences) Act, the Bermuda Bribery Act and the U.K. Bribery Act, which generally prohibit corrupt payments or unreasonable gifts. Although we have policies and controls in place that are designed to ensure compliance with these laws and regulations, it is possible that an employee or an agent acting on our behalf could fail to comply with applicable laws and regulations and, due to the complex nature of the risks, it may not always be possible for us to ascertain compliance with such laws and regulations. In such event, we could be exposed to civil penalties, criminal penalties and other sanctions, including fines or other unintended punitive actions. In addition, such violations could damage our business and/or our reputation. All of the foregoing could have a material adverse effect on our financial condition and operating results.

Risks Related to the Ownership of our Securities
In addition to the risks to our business listed above, there are certain other risks related to the ownership of our securities.
The price of our common shares may be volatile.
There has been significant volatility in the market for equity securities in recent years. During 2025, 2024, and 2023, the closing price of our common shares fluctuated from a low of $85.54 to a high of $109.18, a low of $54.27 to a high of $94.05, and a low of $51.68 to a high of $63.47, respectively. The price of our common shares may not remain at or exceed current levels. The following factors, in addition to those described in other risk factors above, may have a material adverse effect on the market price of our common stock:
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
Stock markets in the U.S. continue to experience volatile price and volume fluctuations. Such fluctuations, as well as the general political situation, current economic conditions, the rise in the use of artificial intelligence, or interest rate or currency rate fluctuations, could materially adversely affect the market price of our stock.
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
Pillar Two
On December 20, 2021, the OECD released proposed model legislation for Pillar Two which was approved by 135 countries (the "Model Rules"). The Model Rules included a set of rules, principally the income inclusion rule and undertaxed payments rules, which together have the intended effect of imposing a minimum tax rate of 15% on multinational groups with revenues in excess of €750 million. Additionally, the Model Rules anticipated that jurisdictions would adopt qualifying domestic top‑up taxes ("QDMTTs"). In essence, these taxes allow a jurisdiction to levy a top‑up charge on entities operating within its borders if their effective tax rate falls below 15%. Several jurisdictions in which we operate have now enacted the Model Rules, including QDMTTs, with application to accounting periods beginning on or after 31 December 2023.
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

BEPS Project Developments
Further, on October 15, 2025, the G20/OECD Inclusive Framework on BEPS published "A Decade of the BEPS Initiative: an Inclusive Framework Stocktake Report to G20 Finance Ministers and Central Bank Governors" which reaffirmed the G20/OECD Inclusive Framework’s agreement (as of April 2025) to continue to prioritize efforts to progress the implementation of the BEPS package of 15 Actions. Several of the areas of tax law (including double taxation treaties) on which the BEPS project continues to focus may be relevant to our ability to efficiently realize income or capital gains and repatriate such income and capital gains from the jurisdictions in which they arise to the Company. Accordingly, depending on the extent to and manner in which relevant jurisdictions implement changes in those areas of tax law (including double taxation treaties), our ability to efficiently realize income or capital gains and to repatriate such income and capital gains, may be adversely impacted.

We will be liable for tax under the Corporate Income Tax Act 2023 of Bermuda, which may have an adverse effect on our results of operations.
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
Broadly, the Bermuda corporate income tax is intended to be treated as a covered tax for the purposes of Pillar Two and therefore no double taxation is expected to arise from these rules and the top-up taxes under Pillar Two in other jurisdictions. However, the treatment of the Bermuda corporate income tax as a covered tax is subject to interpretation in other jurisdictions and therefore remains uncertain at this time. The OECD published administrative guidance on January 15, 2025 regarding transition rules for deferred tax accounting attributes. This guidance may cause a portion of the Bermuda corporate income tax to not be regarded as a covered tax for purposes of Pillar Two in other jurisdictions, which may have a material impact on our future effective tax rate.
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
The U.K. government announced major reforms to the DPT regime during 2025, as part of a broader overhaul of transfer pricing, permanent establishment rules, and international tax alignment. These reforms were released through the Autumn Budget 2025, Finance Bill 2025–26, and HMRC publications.
DPT is to be abolished and replaced by "Unassessed Transfer Pricing Profits" ("UTTP"). There is currently a consultation period and new legislation is expected to be applied from January 1, 2026. Although DPT will be abolished, the new UTTP will have similar features of the DPT regime. If any of our companies is liable to UTTP, our results could be materially adversely affected.
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
Whilst the European Commission approved a draft directive "Proposal for a Council Directive on transfer pricing", which seeks to harmonize transfer pricing rules within the EU and ensure a common approach to transfer pricing, this remains to be adopted by the European Council. Therefore, whether these proposals will be taken forward, and if so the details and timing of their implementation and the impact on the Company, or any entities therein, is uncertain.

Changes in tax law as a result of the European Commission’s BEFIT proposal could adversely affect us.
On September 12, 2023, the European Commission published a legislative proposal on "Business in Europe: Framework for Income Taxation" ("BEFIT"). The BEFIT proposal sets forth rules introducing a common framework for corporate income taxation in the EU, with the aim of replacing the current EU member states’ various ways for determining the taxable base for groups of companies that have annual combined revenues exceeding €750 million and, in the case of groups of companies headquartered outside the EU, if the EU companies within the group have annual combined revenues exceeding €50 million or representing at least 5% of the total group revenues. BEFIT has the potential to alter taxing rights within the EU, and may include substantive changes to applicable tax rules (including, for example, the debt-equity bias reduction allowance proposal (commonly known as "DEBRA"), which would, if adopted, introduce both a tax allowance on increases in company equity and a limitation of the tax deductibility of interest payments). The BEFIT proposal will now move to the negotiation phase among EU member states with the aim of reaching unanimous agreement. The European Commission proposes that EU member states transpose a directive on BEFIT into EU member states’ national laws by January 1, 2028 for the rules to come into effect as of July 1, 2028. The full detail of the proposals (and therefore their effect on the Company's business, financial condition and results of operations) is subject to change and currently remains subject to significant uncertainty; whilst the stated aims of the BEFIT proposals are intended to reduce compliance costs and tax burden for groups of companies operating within the EU, the impact of any such change could have an adverse effect on the Company's tax position.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

At December 31, 2025, we had no outstanding, unresolved comments from the SEC staff.

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

Management & Board Governance
With over 30 years of industry cybersecurity experience, the Company’s Chief Information Security Officer ("CISO") is the member of the Company’s management team with primary responsibility for the development, operation, and maintenance of the Company’s information security program. The CISO supervises the Company’s cybersecurity team, facilitates the incident response plan and acts as the liaison to the Company’s executive management team, including relaying strategies, resource requests and incident updates. The Company’s security event monitoring and detection capabilities are performed by our Cybersecurity team and third parties through the use of processes and tooling. Cybersecurity incidents are responded to by a multi-disciplinary Incident Response team and if appropriate, escalated to our Cybersecurity Disclosure Subcommittee, Executive Management, and the Board. The level of escalation will vary depending on the severity and scope of the cyber incident. In the event of a severe cyber incident, the CISO will escalate to the relevant subcommittee to determine the course of action. All relevant roles are trained on their responsibilities regularly. The Board, together with the Risk and Audit Committees of the Board, oversees our information security program. In 2025, our Risk Committee received quarterly updates from the CISO on cybersecurity matters, and our Board and Audit Committee received updates from the CISO at least annually, as part of their standing agendas. These updates include reports regarding items such as cybersecurity strategies, program effectiveness, key risks and performance metrics related to the Company’s information security program and the Company’s mitigating controls.
The Company has an enterprise risk management function that oversees the identification, prioritization, and mitigation of the Company’s enterprise risks, and cybersecurity is a risk category addressed by that function. The Company uses governance, risk and compliance tools to assess, identify and manage its cybersecurity risks.

ITEM 2.    PROPERTIES

We maintain leased office facilities in Bermuda, the U.S., Europe, Singapore, and Canada. We renew and enter into leases in the ordinary course of business as required. Our global headquarters is located at 29 Richmond Road, 3rd Flr, Pembroke HM 08, Bermuda. We believe that our office space is sufficient for us to conduct our operations for the foreseeable future.

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
On February 23, 2026, the number of holders of record of our common shares was 19. This figure does not represent the actual number of beneficial owners of our common shares because shares are frequently held in "street name" by securities dealers and others for the benefit of beneficial owners who may vote the shares.
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
Issuer Purchases of Equity Securities
Common Shares
The following table shows information regarding the number of common shares repurchased in the quarter ended December 31, 2025:

Period	Total number of shares purchased(a) (b)	Average price paid per share	Total number of shares purchased as part of publicly announced programs(a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the programs(c) (d) (e)
October 1-31, 2025	2	$94.20	—	$400 million
November 1-30, 2025	2,915	$98.85	2,911	$112 million
December 1-31, 2025	3	$102.20	—	$112 million
Total	2,920		2,911	$112 million
(a)In thousands.
(b)Includes shares repurchased from employees to satisfy personal withholding tax liabilities that arise on the vesting of share-settled restricted stock units under our 2017 Long-Term Equity Compensation Plans.
(c)On February 6, 2025, authorization under our Board-authorized share repurchase program for common share repurchases approved and announced in May 2024 was exhausted.
(d)    On September 3, 2025, authorization under our Board-authorized share repurchase program for common share repurchases approved and announced in February 2025 was exhausted.
(e)    On September 17, 2025, the Company's Board of Directors approved and announced a new share repurchase program for up to $400 million of the Company's common shares. The new share repurchase program is open-ended, allowing the Company to repurchase its shares from time to time in the open market or privately negotiated transactions, depending on market conditions.

Performance Graph
Set forth below is a line graph comparing the dollar change in the cumulative total shareholder return on the Company's Common Shares from December 31, 2020, through December 31, 2025, as compared to the cumulative total return of the Standard & Poor's 500 Stock Index and the cumulative total return of the Standard & Poor's Property-Casualty Insurance Index. The cumulative total shareholder return is a concept used to compare the performance of a company's stock over time and is the ratio of the stock price change plus the cumulative amount of dividends over the specified time period (assuming dividend reinvestment), to the stock price at the beginning of the time period. The chart depicts the value on December 31, 2021, 2022, 2023, 2024 and 2025 of a $100 investment made on December 31, 2020, with all dividends reinvested.

$250.00
$200.00
$150.00
$100.00
$50.00
12/31/2020
12/31/2021
12/31/2022
12/30/2023
12/29/2024
12/31/2025
AXIS
S&P 500 P&C Index
S&P 500 Index

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
AXIS Capital Holdings Limited	$100.00	$111.80	$114.75	$105.40	$198.52	$244.07
S&P 500 P&C Index	$100.00	$119.28	$141.79	$157.12	$212.86	$234.32
S&P 500 Index	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the years ended December 31, 2025 and 2024, and our financial condition at December 31, 2025 and 2024. This should be read in conjunction with Item 8 'Financial Statements and Supplementary Data' of this report. Unless otherwise noted, tabular dollars are in thousands, except per share amounts. Amounts may not reconcile due to rounding differences.

2025 FINANCIAL HIGHLIGHTS

2025 Consolidated Results of Operations
•Net income available to common shareholders of $979 million, or $12.52 per common share, and $12.35 per diluted common share
•Operating income(1) of $1.0 billion, or $12.92 per diluted common share(1)
•Gross premiums written of $9.6 billion
•Net premiums written of $6.1 billion
•Net premiums earned of $5.7 billion
•Pre-tax catastrophe and weather-related losses, net of reinsurance, were $159 million ($127 million, after-tax), (Insurance: $156 million; Reinsurance: $3 million) or 2.8 points, including natural catastrophe and weather-related losses of $137 million or 2.4 points, primarily attributable to California Wildfires, Hurricane Melissa and other weather-related events. The remaining losses of $22 million or 0.4 points were attributable to the Middle East Conflict.
•Net favorable prior year reserve development of $87 million
•Underwriting income(2) of $725 million and combined ratio of 89.8%
•Net investment income of $767 million
•Net investment gains of $59 million
•Foreign exchange losses of $142 million
•Income tax expense of $217 million, inclusive of a Bermuda deferred tax benefit of $19 million. Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview – Recent Developments – Bermuda Corporate Income Tax Act 2023 for further details.
2025 Consolidated Financial Condition
•Total cash and investments of $17.2 billion; fixed maturities, short-term investments, and cash and cash equivalents comprise 86% of total cash and investments and have an average credit rating of AA-
•Total assets of $34.5 billion
•Reserve for losses and loss expenses of $18.1 billion and reinsurance recoverable on unpaid and paid losses and loss expenses of $9.6 billion.
•Debt of $1.3 billion and a debt to total capital ratio(3) of 17.2%
•Total common shares repurchased were 10 million shares for a total of $914 million, including $888 million repurchased pursuant to our Board-authorized share repurchase programs, and $27 million from employees to facilitate the satisfaction of their personal withholding tax liabilities that arise on vesting of share-settled restricted stock units
•Common shareholders’ equity of $5.8 billion; book value per diluted common share of $77.20

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
We provide our clients and distribution partners with a broad range of risk transfer products and services, and strong capacity, backed by excellent financial strength. We manage our portfolio holistically, aiming to construct the optimum portfolio of risks, consistent with our risk appetite and the development of our franchise. We nurture an ethical, entrepreneurial, disciplined and diverse culture that promotes outstanding client service, intelligent risk taking, operating efficiency, sustainability and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a global specialty underwriting leader. The execution of our business strategy in 2025 included the following:
•growing in a number of targeted specialty lines insurance and reinsurance markets including U.S. excess and surplus lines and Lloyd's specialty insurance business;
•cycle-managing our portfolio towards attractive lines of business, that carry premium adequate returns while deploying capital within risk limits, diversification criteria and risk management strategy;
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
•investing in data and technology, together with AI capabilities and tools, to empower our underwriters and enhance the service that we provide to our customers;

•utilizing reinsurance markets and third-party capital relationships;

•fostering a positive workplace environment that enables us to attract, retain and develop top talent; and

•leveraging our sustainability program to support and to make a positive impact on our communities.

For discussion of our results of operations and changes in financial condition for year ended December 31, 2024, compared to year ended December 31, 2023, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Form 10-K, which was filed with the SEC on February 26, 2025, and such discussions are incorporated herein by reference.

Outlook

We are executing on our commitment to advance AXIS as a specialty underwriting leader that delivers consistent, profitable growth. Our market positioning, diversified book of business, specialty underwriting acumen, global platform, claims management capabilities, and deep distribution relationships, supported by a well performing investment portfolio, provide the foundation for profitable growth in our targeted specialty markets.

The current trade and geopolitical environment introduce uncertainty across several dimensions including potential impacts on economic growth and loss costs. At AXIS, we assess all forms of uncertainty presented, and through our normal underwriting practices we take steps and measures that guard against adverse outcomes. Looking at the trends impacting our business:

•Following multiple years of rate increases outpacing loss cost trends across the specialty sector, overall pricing has moderated and in some sectors is softening. Casualty lines continue to see positive rate achievement while property rates are deteriorating due to the influx of capital being deployed in the space. We will continue to lean into sectors where premium adequacy metrics remain strong, where market dislocations arise and where organic profitable growth opportunities exist.

•The wholesale channel continues to experience submission growth in North America due to dislocations in the standard lines markets. This dynamic broadly enables specialty carriers to deploy a disciplined underwriting strategy to market opportunities.

•Overall pricing remains robust but is moderating for our reinsurance business. We continue to see nuances by line of business and expect these conditions to persist. We continue to focus on underwriting discipline and profitability.

Across the business, we will continue to pursue attractive opportunities by employing a focused underwriting strategy and selective appetite.

Where price continues to deliver adequate profitability, we will look to grow within our risk and volatility guidelines. With a strong and balanced book of business, and an expanding footprint in our chosen specialty markets, we believe AXIS remains well positioned to drive profitable growth in 2026.

Recent Developments

Loss Portfolio Transfer Reinsurance Agreement with Enstar

On December 13, 2024, we entered into a loss portfolio transfer reinsurance agreement ("LPT agreement") with Cavello Bay Reinsurance Limited, a wholly-owned subsidiary of Enstar Group Limited ("Enstar") to retrocede a portfolio of reinsurance business predominantly related to 2021 and prior underwriting years. The transaction was subject to regulatory approvals and other customary conditions.

On April 24, 2025 (the "closing date"), the LPT transaction was completed and consideration of $2,039 million was paid to Enstar.
The transaction is structured as a 75% ground-up quota share retrocession of net reserves for losses and loss expenses of approximately $2,060 million and provides cover up to a policy limit of approximately $940 million. The transaction was deemed to have met the established criteria for retroactive reinsurance accounting. Under the terms of the LPT agreement we retained responsibility for the management of claims.
Pursuant to the LPT transaction, Enstar was required to post collateral equal to 102% of our estimate of Enstar's obligations based on our estimate of net reserves for losses and loss expenses at the closing date. The collateral is provided through a collateral trust arrangement (the "LPT Trust") established by Enstar. At December 31, 2025, the balance in the LPT Trust was $1,895 million, together with a funds withheld balance of $17 million, and a letter of credit of $65 million, with the total balance of collateral securing Enstar’s obligations of $1,977 million. At December 31, 2025, the total reinsurance recoverable on unpaid losses associated with the LPT transaction was $1,755 million.

In subsequent periods, we will reassess the reserves for losses and loss expenses subject to the LPT agreement. Any adverse prior year reserve development associated with the subject business will increase the cumulative amounts ceded to the reinsurer compared to the consideration paid and will increase the gain determined in accordance with retroactive reinsurance accounting. Consistent with our accounting policy, gains are deferred and amortized into net income over the claims settlement period.

Although retroactive reinsurance accounting may result in volatility to our results in the short-term, the LPT agreement will provide significant protection from prior year reserve development on the subject business over the contract term, provided this remains within the limit of the agreement.
Bermuda Corporate Income Tax Act of 2023
On December 27, 2023, the Bermuda government enacted the Corporate Income Tax Act 2023 (the "Act") which applies a corporate income tax of 15% for fiscal years beginning on or after January 1, 2025. The Act includes a provision referred to as the economic transition adjustment ("Bermuda ETA"), which is intended to provide a fair and equitable transition into the tax regime. Pursuant to the Act and subsequently issued guidance, the Company recorded a Bermuda ETA net deferred tax asset of $177 million in 2024.
On December 11, 2025, the Bermuda government enacted the Corporate Income Tax Amendment (No. 2) Act 2025 (the "Amendment Act") which provided technical corrections to the Act. The Amendment Act includes a provision to allow for the derecognition of deferred tax liabilities where a Bermuda tax group recognized both deferred tax assets and deferred tax liabilities under the Bermuda ETA provision. Pursuant to the Amendment Act, we released $19 million of deferred tax liabilities previously established under the Bermuda ETA provision in 2025.
While we anticipated utilizing the Bermuda ETA net deferred tax asset over a ten-year period, guidance issued by the OECD in January 2025 makes it likely that the benefit of the Bermuda ETA net deferred tax asset will only apply in 2025 and 2026. The benefit of the Bermuda ETA net deferred tax asset is excluded from operating income (loss).
Organization for Economic Cooperation and Development ("OECD") Update
On January 15, 2025, the OECD issued guidelines that limit the use of the Bermuda ETA net deferred tax asset and similar assets in other jurisdictions in which we operate under Global Anti-Base Erosion ("GLoBE") rules. The guidelines clarify the use of deferred tax assets under transition rules and limits the benefit of deferred tax assets relating to transactions that occurred after November 30, 2021. The guidelines seek to restrict the benefit of the Bermuda ETA net deferred tax asset to 20% of the balance at January 1, 2025 to be utilized in 2025 and 2026. Thereafter GLoBE rules will apply a minimum tax rate of 15% to pre-tax income generated in Bermuda by disallowing the benefit of the Bermuda ETA net deferred tax asset.

CONSOLIDATED RESULTS OF OPERATIONS

Year ended December 31,	2025	% Change	2024	% Change	2023

Underwriting revenues:
Gross premiums written	$9,644,514	7%	$9,005,888	8%	$8,356,525
Net premiums written	6,121,656	6%	5,757,351	13%	5,102,325
Net premiums earned	5,714,609	8%	5,306,235	4%	5,083,781
Other insurance related income	23,216	(24%)	30,721	37%	22,495
Underwriting expenses:
Net losses and loss expenses	(3,288,541)	4%	(3,158,487)	(7%)	(3,393,102)
Acquisition costs	(1,136,469)	6%	(1,070,551)	7%	(1,000,945)
Underwriting-related general and administrative expenses(1)	(587,669)	10%	(536,442)	(3%)	(551,467)
Underwriting income(2)	725,146		571,476		160,762

Net investment income	766,903	1%	759,229	24%	611,742
Net investment gains (losses)	58,950	nm	(138,534)	86%	(74,630)
Corporate expenses(1)	(116,262)	(10%)	(129,760)	(2%)	(132,979)
Foreign exchange (losses) gains	(141,983)	nm	50,822	nm	(58,115)
Interest expense and financing costs	(66,659)	(2%)	(67,766)	(1%)	(68,421)
Reorganization expenses	—	(100%)	(26,312)	(9%)	(28,997)
Amortization of intangible assets	(9,917)	(9%)	(10,917)	—%	(10,917)
Income before income taxes and interest in income of equity method investments	1,216,178		1,008,238		398,445
Income tax (expense) benefit	(216,732)	nm	55,595	nm	(26,316)
Interest in income of equity method investments	9,452	(47%)	17,953	nm	4,163
Net income	1,008,898		1,081,786		376,292
Preferred share dividends	(30,250)	—%	(30,250)	—%	(30,250)
Net income available to common shareholders	$978,648		$1,051,536		$346,042

nm – not meaningful is defined as a variance greater than +/-100%
(1)Underwriting-related general and administrative expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most comparable GAAP financial measure, also included corporate expenses of $116 million, $130 million, and $133 million for 2025, 2024, and 2023, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for further details on corporate expenses. Refer also to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures Reconciliation' for further details.
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

Underwriting Revenues

Underwriting revenues by segment were as follows:

Year ended December 31,	2025	% Change	2024	% Change	2023

Gross premiums written:
Insurance	$7,179,206	9%	$6,615,584	8%	$6,140,764
Reinsurance	2,465,308	3%	2,390,304	8%	2,215,761
Total gross premiums written	$9,644,514	7%	$9,005,888	8%	$8,356,525

Percent of gross premiums written ceded:
Insurance	36%	— pts	36%	(3 pts)	39%
Reinsurance	39%	2 pts	37%	(2 pts)	39%
Total percent of gross premiums written ceded	37%	1 pt	36%	(3 pts)	39%

Net premiums written:
Insurance	$4,627,224	9%	$4,250,545	13%	$3,758,720
Reinsurance	1,494,432	(1%)	1,506,806	12%	1,343,605
Total net premiums written	$6,121,656	6%	$5,757,351	13%	$5,102,325

Net premiums earned:
Insurance	$4,291,485	9%	$3,926,036	13%	$3,461,700
Reinsurance	1,423,124	3%	1,380,199	(15%)	1,622,081
Total net premiums earned	$5,714,609	8%	$5,306,235	4%	$5,083,781

Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment' for further details on underwriting revenues.

Combined Ratio

The components of the combined ratio were as follows:

Year ended December 31,	2025	% Point Change	2024	% Point Change	2023

Current accident year loss ratio, excluding catastrophe and weather-related losses (1)	56.3%	0.6	55.7%	(0.2)	55.9%
Catastrophe and weather-related losses ratio(1)	2.8%	(1.5)	4.3%	1.6	2.7%
Current accident year loss ratio(1)	59.1%	(0.9)	60.0%	1.4	58.6%
Prior year reserve development ratio	(1.6%)	(1.1)	(0.5%)	(8.6)	8.1%
Net losses and loss expenses ratio	57.5%	(2.0)	59.5%	(7.2)	66.7%
Acquisition cost ratio	19.9%	(0.3)	20.2%	0.5	19.7%
General and administrative expense ratio(2)	12.4%	(0.2)	12.6%	(0.9)	13.5%
Combined ratio	89.8%	(2.5)	92.3%	(7.6)	99.9%

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
(2)The general and administration expense ratio included corporate expenses not allocated to underwriting segments of 2.0%, 2.4% and 2.6% for 2025, 2024 and 2023, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for further details.

Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment' for further details on underwriting expenses.

RESULTS BY SEGMENT

Insurance Segment
Results for the insurance segment were as follows:

Year ended December 31,	2025	% Change	2024	% Change	2023

Revenues:
Gross premiums written	$7,179,206	9%	$6,615,584	8%	$6,140,764
Net premiums written	4,627,224	9%	4,250,545	13%	3,758,720
Net premiums earned	4,291,485	9%	3,926,036	13%	3,461,700
Other insurance related income (loss)	677	nm	94	nm	(198)

Expenses:
Current accident year net losses and loss expenses	(2,404,202)		(2,261,629)		(1,903,648)
Prior year reserve development	66,975		16,209		(176,353)
Acquisition costs	(820,324)		(766,915)		(648,463)
Underwriting-related general and administrative expenses	(537,558)		(485,929)		(472,094)

Underwriting income	$597,053		$427,866		$260,944

Ratios:		% Point Change		% Point Change
Current accident year loss ratio, excluding catastrophe and weather-related losses	52.4%	0.3	52.1%	0.3	51.8%
Catastrophe and weather-related losses ratio	3.6%	(1.9)	5.5%	2.3	3.2%
Current accident year loss ratio	56.0%	(1.6)	57.6%	2.6	55.0%
Prior year reserve development ratio	(1.5%)	(1.1)	(0.4%)	(5.5)	5.1%
Net losses and loss expenses ratio	54.5%	(2.7)	57.2%	(2.9)	60.1%
Acquisition cost ratio	19.1%	(0.4)	19.5%	0.8	18.7%
Underwriting-related general and administrative expense ratio	12.5%	0.1	12.4%	(1.3)	13.7%
Combined ratio	86.1%	(3.0)	89.1%	(3.4)	92.5%

nm – not meaningful

Gross Premiums Written
Gross premiums written by line of business were as follows:

							% Change
Year ended December 31,	2025		2024		2023		2024 to 2025	2023 to 2024

Property	$2,166,222	30%	$2,050,329	31%	$1,736,586	28%	6%	18%
Professional lines	1,343,252	19%	1,162,323	18%	1,140,695	19%	16%	2%
Liability	1,366,245	19%	1,251,603	19%	1,256,951	20%	9%	—%
Cyber	473,604	7%	561,937	8%	649,160	11%	(16%)	(13%)
Marine and aviation	880,604	12%	815,168	12%	771,162	13%	8%	6%
Accident and health	564,374	8%	450,810	7%	333,559	5%	25%	35%
Credit and political risk	384,905	5%	323,414	5%	252,651	4%	19%	28%
Total	$7,179,206	100%	$6,615,584	100%	$6,140,764	100%	9%	8%

Gross premiums written in 2025 increased by $564 million, or 9% ($553 million, or 8%, on a constant currency basis(1)), compared to 2024, attributable to all lines of business with the exception of cyber lines.

The increases in professional lines, property, liability, accident and health, marine and aviation, and credit and political risk lines were driven by new business.

The increase in professional lines was also driven by a higher level of premiums associated with transactional liability business, increased rate associated with renewed environmental business, and higher renewals of program business, partially offset by reduced opportunities in Europe associated with competitive market conditions.

The increase in property lines was also due to higher renewals of program business and onshore renewable energy business, together with increased rate associated with program business, partially offset by reduced opportunities in the excess and surplus lines market associated with competitive market conditions.

The increase in liability lines was also driven by a higher level of premiums and increased rate associated with renewed U.S. excess casualty business, and higher renewals of program business, partially offset by a lower level of premiums in U.S. primary casualty business principally due to underwriting actions taken to reposition the portfolio.

The increase in accident and health lines was also attributable to a higher level of premiums and increased rate associated with renewed pet insurance business.

The decrease in cyber lines was related to the cancellation of two programs in 2024 and reduced opportunities associated with competitive market conditions, partially offset by premium adjustments related to business written on a line slip basis.

(1) Amounts presented on a constant currency basis are non-GAAP financial measures as defined in Item10 (e) of SEC Regulation S-K. The constant currency basis is calculated by applying the average foreign exchange rate from the current year to the prior year balance.

Ceded Premiums Written

Ceded premiums written in 2025 were $2,552 million, or 36% of gross premiums written, compared to $2,365 million, or 36% in 2024. The increase in ceded premiums written of $187 million, or 8% was primarily driven by increases in accident and health, credit and political risk, professional lines, and marine and aviation lines, partially offset by decreases in property, liability, and cyber lines.

The increase in accident and health lines was attributable to a new quota share treaty covering pet insurance business effective July 2024 and the increase in gross premiums written for 2025, compared to 2024. The increases in credit and political risk, professional lines, and marine and aviation lines reflected the increases in gross premiums written for 2025, compared to 2024.

The decreases in property, and liability lines were due to the restructuring of existing quota share treaties that increased our retentions on these lines of business, partially offset by increases in gross premiums written for 2025, compared to 2024. The decrease in cyber lines reflected the decrease in gross premiums written for 2025, compared to 2024.
Net Premiums Earned
Net premiums earned by line of business were as follows:

							% Change
Year ended December 31,	2025		2024		2023		2024 to 2025	2023 to 2024

Property	$1,347,011	30%	$1,139,308	28%	$878,849	26%	18%	30%
Professional lines	887,533	21%	$817,535	21%	764,558	22%	9%	7%
Liability	543,627	13%	494,561	13%	496,381	14%	10%	—%
Cyber	310,837	7%	347,842	9%	323,025	9%	(11%)	8%
Marine and aviation	665,306	16%	614,826	16%	567,292	16%	8%	8%
Accident and health	338,522	8%	360,894	9%	306,061	9%	(6%)	18%
Credit and political risk	198,649	5%	151,070	4%	125,534	4%	31%	20%
Total	$4,291,485	100%	$3,926,036	100%	$3,461,700	100%	9%	13%

Net premiums earned in 2025 increased by $365 million, or 9%, compared to 2024, primarily driven by an increase in gross premiums earned in property lines together with a decrease in ceded premiums earned attributable to the restructuring of an existing quota share treaty that increased our retention of property business. In addition, gross premiums earned increased in professional lines, credit and political risk, liability, and marine and aviation lines.

These increases were partially offset by a decrease in gross premiums earned in cyber lines and a decrease in net premiums earned in accident and health lines attributable to an increase in ceded premiums earned associated with the new quota share treaty covering pet insurance business, effective July 2024.

Loss Ratio
The components of the loss ratio were as follows:

Year ended December 31,	2025	% Point Change	2024	% Point Change	2023

Current accident year loss ratio	56.0%	(1.6)	57.6%	2.6	55.0%
Prior year reserve development ratio	(1.5%)	(1.1)	(0.4%)	(5.5)	5.1%
Loss ratio	54.5%	(2.7)	57.2%	(2.9)	60.1%

Current Accident Year Loss Ratio

The current accident year loss ratio decreased to 56.0% in 2025 from 57.6% in 2024. The decrease in the current accident year loss ratio was impacted by a lower level of catastrophe and weather-related losses.

During 2025, catastrophe and weather-related losses, net of reinsurance, were $156 million, or 3.6 points, including natural catastrophe and weather-related losses of $134 million or 3.1 points attributable to California Wildfires, Hurricane Melissa and other weather-related events. The remaining losses of $22 million, or 0.5 points were attributable to the Middle East Conflict.

Comparatively, in 2024, catastrophe and weather-related losses, net of reinsurance, were $216 million, or 5.5 points, including natural catastrophe and weather-related losses of $203 million, or 5.2 points, primarily attributable to Hurricanes Milton, Helene, and Beryl, and other weather-related events. The remaining losses of $13 million, or 0.3 points were attributable to the Red Sea Conflict.

Adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio of 52.4% in 2025 was comparable to 52.1% in 2024, principally due to the benefits of changes in business mix, largely offsetting the impact of rate and trend.

Prior Year Reserve Development

Refer to Item 8, Note 8 to the Consolidated Financial Statements 'Reserve for Losses and Loss Expenses' for details of prior year reserve development by segment, reserve class and accident year.

Acquisition Cost Ratio

The acquisition cost ratio decreased to 19.1% in 2025 from 19.5% in 2024, primarily related to an increase in ceding commissions in accident and health lines, partially offset by an increase in gross acquisition cost attributable to changes in business mix driven by the increases in credit and political risk, accident and health, and excess and surplus lines property business written in recent periods which is associated with relatively higher gross acquisition cost ratios.

Underwriting-Related General and Administrative Expense Ratio

The underwriting-related general and administrative expense ratio of 12.5% in 2025 was comparable to 12.4% in 2024, mainly driven by increases in personnel costs associated with the expansion of underwriting teams and performance-related compensation costs, together with investments in information technology, largely offset by an increase in net premiums earned.

Reinsurance Segment
Results for the reinsurance segment were as follows:

Year ended December 31,	2025	% Change	2024	% Change	2023

Revenues:
Gross premiums written	$2,465,308	3%	$2,390,304	8%	$2,215,761
Net premiums written	1,494,432	(1%)	1,506,806	12%	1,343,605
Net premiums earned	1,423,124	3%	1,380,199	(15%)	1,622,081
Other insurance related income	22,539	(26%)	30,627	35%	22,693

Expenses:
Current accident year net losses and loss expenses	(971,302)		(921,181)		(1,077,572)
Prior year reserve development	19,988		8,114		(235,529)
Acquisition costs	(316,145)		(303,636)		(352,482)
Underwriting-related general and administrative expenses	(50,111)		(50,513)		(79,373)

Underwriting income (loss)	$128,093		$143,610		$(100,182)

Ratios:		% Point Change		% Point Change
Current accident year loss ratio, excluding catastrophe and weather-related losses	68.1%	2.1	66.0%	1.2	64.8%
Catastrophe and weather-related losses ratio	0.2%	(0.5)	0.7%	(0.9)	1.6%
Current accident year loss ratio	68.3%	1.6	66.7%	0.3	66.4%
Prior year reserve development ratio	(1.5%)	(1.0)	(0.5%)	(15.1)	14.6%
Net losses and loss expenses ratio	66.8%	0.6	66.2%	(14.8)	81.0%
Acquisition cost ratio	22.2%	0.2	22.0%	0.3	21.7%
Underwriting-related general and administrative expense ratio	3.6%	—	3.6%	(1.3)	4.9%
Combined ratio	92.6%	0.8	91.8%	(15.8)	107.6%

Gross Premiums Written:
Gross premiums written by line of business were as follows:

							% Change
Year ended December 31,	2025		2024		2023		2024 to 2025	2023 to 2024

Liability	$667,626	27%	$616,333	26%	$642,801	29%	8%	(4%)
Professional lines	415,266	17%	421,846	18%	379,222	17%	(2%)	11%
Motor	268,080	11%	238,961	10%	201,466	9%	12%	19%
Accident and health	366,159	15%	436,296	18%	396,668	18%	(16%)	10%
Credit and surety	510,094	21%	417,717	17%	351,083	16%	22%	19%
Agriculture	161,151	7%	150,373	6%	126,300	6%	7%	19%
Marine and aviation	64,870	2%	82,274	3%	62,260	3%	(21%)	32%
Run-off lines
Catastrophe	677	—%	10,823	1%	30,175	1%	(94%)	(64%)
Property	3,715	—%	3,130	—%	21,513	1%	19%	(85%)
Engineering	7,670	—%	12,551	1%	4,273	—%	(39%)	nm
Total run-off lines	12,062	—%	26,504	2%	55,961	2%	(54%)	(53%)

Total	$2,465,308	100%	$2,390,304	100%	$2,215,761	100%	3%	8%

nm – not meaningful

Gross premiums written in 2025 increased by $75 million, or 3%, ($94 million, or 4%, on a constant currency basis) compared to 2024. The increase was primarily attributable to new business and premium adjustments.

The increase in credit and surety lines was driven by new credit and political risk business, new surety business, and a higher level of positive premium adjustments attributable to credit business, partially offset by a lower level of positive premium adjustments related to mortgage business.

The increase in liability lines was due to a higher level of positive premium adjustments, new general liability business including business at Lloyd's, new workers compensation business, the restructuring of a contract at Lloyds and the timing of renewals, partially offset by non-renewals and decreased line sizes.

The decrease in accident and health lines was driven by decreased line sizes and non-renewals attributable to increased competition and clients retaining more business, a lower level of premiums associated with a short-term medical program, and negative premium adjustments in 2025, compared to positive premium adjustments in 2024 associated with a short-term medical program.

Ceded Premiums Written

Ceded premiums written in 2025 were $971 million, or 39%, of gross premiums written, compared to $883 million, or 37%, in 2024. The increase in ceded premiums written of $87 million, or 10%, was primarily driven by increases in liability, credit and surety, motor, and agriculture lines, partially offset by a decrease in accident and health lines.

The increases in liability, credit and surety, and motor lines reflected the increase in gross premiums written in 2025, compared to 2024. The increases in liability, credit and surety, and motor lines also reflected the restructuring of quota share retrocession treaties with strategic capital partners that decreased our retentions of these lines of business. The increases in liability lines was also due to the restructuring of a quota share retrocession treaty that decreased our retention of this line of business.

The decrease in accident and health lines reflected the decrease in gross premiums written in 2025, compared to 2024.

Net Premiums Earned

Net premiums earned by line of business were as follows:

							% Change
Year ended December 31,	2025		2024		2023		2024 to 2025	2023 to 2024

Liability	$314,003	22%	$309,265	22%	$403,239	25%	2%	(23%)
Professional lines	198,457	14%	169,074	12%	205,404	13%	17%	(18%)
Motor	126,233	9%	123,545	9%	155,942	10%	2%	(21%)
Accident and health	303,690	21%	322,932	23%	341,806	21%	(6%)	(6%)
Credit and surety	273,702	19%	231,780	17%	236,408	15%	18%	(2%)
Agriculture	137,367	10%	126,549	9%	121,628	7%	9%	4%
Marine and aviation	57,667	4%	64,609	5%	65,658	4%	(11%)	(2%)
Run-off lines
Catastrophe	406	—%	13,412	2%	33,963	1%	(97%)	(61%)
Property	3,845	—%	6,266	—%	44,508	3%	(39%)	(86%)
Engineering	7,754	1%	12,767	1%	13,525	1%	(39%)	(6%)
Total run-off lines	12,005	1%	32,445	3%	91,996	5%	(63%)	(65%)

Total	$1,423,124	100%	$1,380,199	100%	$1,622,081	100%	3%	(15%)

Net premiums earned in 2025 increased by $43 million, or 3%, compared to 2024 primarily driven by an increase in gross premiums earned in credit and surety lines, partially offset by an increase in ceded premiums earned in credit and surety lines attributable to the restructuring of existing quota share treaties that decreased our retentions of this business. In addition, gross premiums earned increased in professional lines.

These increases were partially offset by decreases in gross premiums earned in run-off lines and accident and health lines.

Loss Ratio

The components of the loss ratio were as follows:

Year ended December 31,	2025	% Point Change	2024	% Point Change	2023

Current accident year loss ratio	68.3%	1.6	66.7%	0.3	66.4%
Prior year reserve development ratio	(1.5%)	(1.0)	(0.5%)	(15.1)	14.6%
Loss ratio	66.8%	0.6	66.2%	(14.8)	81.0%

Current Accident Year Loss Ratio

The current accident year loss ratio increased to 68.3% in 2025 from 66.7% in 2024.

During 2025, catastrophe and weather-related losses, net of reinsurance, were $3 million, or 0.2 points, primarily attributable to California Wildfires.

Comparatively, in 2024, catastrophe and weather-related losses, net of reinsurance, were $10 million, or 0.7 points, primarily attributable to Hurricanes Milton and Helene and other weather-related events.

Adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio increased to 68.1% in 2025 from 66.0% in 2024, principally due to the impact of rate and trend, partially offset by changes in business mix.

Prior Year Reserve Development

Refer to Item 8, Note 8 to the Consolidated Financial Statements 'Reserve for Losses and Loss Expenses' for details of prior year reserve development by segment, reserve class and accident year.

Acquisition Cost Ratio

The acquisition cost ratio of 22.2% in 2025 was comparable to 22.0% in 2024, primarily related to an increase in gross acquisition costs attributable to credit and surety, and professional lines, partially offset by lower adjustments attributable to loss-sensitive features in credit and surety lines including mortgage business, and liability lines and the benefit of retrocessional contracts driven by credit and surety, and liability lines.

NET INVESTMENT INCOME AND NET INVESTMENT GAINS (LOSSES)

Net Investment Income

Net investment income from our cash and investment portfolio by major asset class was as follows:

Year ended December 31,	2025	% Change	2024	% Change	2023

Fixed maturities	$612,198	(1%)	$620,704	21%	$514,842
Other investments	69,275	42%	48,666	nm	20,411
Equity securities	13,593	5%	12,922	7%	12,088
Mortgage loans	23,587	(31%)	34,028	(4%)	35,312
Cash and cash equivalents	75,092	26%	59,600	19%	50,261
Short-term investments	3,136	(75%)	12,569	41%	8,924
Gross investment income	796,881	1%	788,489	23%	641,838
Investment expense	(29,978)	2%	(29,260)	(3%)	(30,096)
Net investment income	$766,903	1%	$759,229	24%	$611,742

Pre-tax yield:(1)
Fixed maturities	4.8%		4.5%		3.9%

nm – not meaningful
(1)Pre-tax yield is calculated by dividing net investment income by the average month-end amortized cost balances for the periods indicated.
Fixed Maturities
2025 versus 2024: Net investment income in 2025 decreased by $9 million or 1%, compared to 2024 due to the decrease in average fixed maturities principally driven by the sale and redemption of securities used to fund the consideration paid for the LPT transaction with Enstar.

Other Investments
Other investments include multi-strategy funds, direct lending funds, private equity funds, real estate funds, other privately held investments and a final distribution from CLO-Equities. These investments are recorded at fair value, with changes in fair value and income distributions reported in net investment income. The pre-tax return on other investments may vary materially year over year, particularly during volatile equity and credit markets.

Net investment income from other investments was as follows:

Year ended December 31,	2025	2024	2023

Multi-strategy, direct lending, private equity and real estate funds	$49,077	$41,277	$20,867
Other privately held investments	19,614	6,502	(2,875)
CLO-Equities	584	887	2,419
Total net investment income from other investments	$69,275	$48,666	$20,411

2025 versus 2024: Net investment income in 2025 increased by $21 million or 42%, compared to 2024 due to higher returns from direct lending funds and other privately held investments.
Mortgage Loans
2025 versus 2024: Net investment income in 2025 decreased $10 million or 31%, compared to 2024 due to loan repayments during the year.

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
Changes in the fair value of investment derivatives, mainly foreign exchange forward contracts are recorded in net investment gains (losses).

Net investment gains (losses) were as follows:

Year ended December 31,	2025	2024	2023

On sale of investments:
Fixed maturities, short-term investments, and cash and cash equivalents	$(24,571)	$(153,249)	$(125,160)
Equity securities	28,512	17,041	16,208
Mortgage loans	(4,950)	(7,215)	—
	(1,009)	(143,423)	(108,952)
(Increase) decrease in allowance for expected credit losses, fixed maturities, available for sale	2,103	6,821	974
(Increase) decrease in allowance for expected credit losses, mortgage loans	(6,364)	(17,159)	(6,220)
Impairment losses (1)	(2,268)	(408)	(12,757)
Change in fair value of investment derivatives	(1,275)	1,783	(1,456)
Net unrealized gains (losses) on equity securities	67,763	13,852	53,781
Net investment gains (losses)	$58,950	$(138,534)	$(74,630)

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
2025 versus 2024: Net investment gains in 2025 were $59 million compared to net investment losses of $139 million in 2024. Net investment gains reported in 2025 mainly reflected net realized and unrealized gains on equities, partially offset by net realized losses on the sale of corporate debt and Agency RMBS.
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
(Increase) Decrease in Allowance for Expected Credit Losses, Fixed Maturities, Available for Sale

Refer to Item 8, Note 5(i) to the Consolidated Financial Statements 'Investments'.
(Increase) Decrease in Allowance for Expected Credit Losses, Mortgage Loans

2025 versus 2024: The allowance for expected credit losses increased by $6 million in 2025 compared to $17 million in 2024, primarily related to commercial mortgage loans exposed to the office sector. Refer to Item 8, Note 5(d) to the Consolidated Financial Statements 'Investments'.

Impairment Losses

Refer to 'Critical Accounting Estimates – Impairment losses' for further details).

Change in Fair Value of Investment Derivatives
We economically hedge residual foreign exchange exposure with derivative contracts.
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
Total return on cash and investments was as follows:

Year ended December 31,	2025	2024	2023

Net investment income	$766,903	$759,229	$611,742
Net investment gains (losses)	58,950	(138,534)	(74,630)
Change in net unrealized gains (losses) on fixed maturities(1)	344,991	125,742	448,477
Interest in income of equity method investments	9,452	17,953	4,163
Total	$1,180,296	$764,390	$989,752

Average cash and investments(2)	$17,052,541	$17,409,516	$16,155,418

Pre-tax, total return on average cash and investments:
Including investment related foreign exchange movements	6.9%	4.4%	6.1%
Excluding investment related foreign exchange movements(3)	6.2%	4.8%	5.8%

(1)Change in net unrealized gains (losses) on fixed maturities is calculated by taking net unrealized gains (losses) at year end less net unrealized gains (losses) at the prior year end.
(2)The average cash and investments balance is the average of the monthly fair value balances.
(3)Pre-tax total return on cash and investments excluding foreign exchange movements is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to pre-tax total return on cash and investments, the most comparable GAAP financial measure, included foreign exchange (losses) gains of $130 million, $(63) million and $51 million for the years ended December 31, 2025, 2024 and 2023, respectively.

OTHER EXPENSES (REVENUES), NET

The following table provides a summary of other expenses (revenues), net:

Year ended December 31,	2025	% Change	2024	% Change	2023

Corporate expenses	$116,262	(10%)	$129,760	(2%)	$132,979
Foreign exchange losses (gains)	141,983	nm	(50,822)	nm	58,115
Interest expense and financing costs	66,659	(2%)	67,766	(1%)	68,421
Income tax expense (benefit)	216,732	nm	(55,595)	nm	26,316
Total	$541,636		$91,109		$285,831

nm – not meaningful

Corporate Expenses

Corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses decreased to 2.0% in 2025 from 2.4% in 2024 due to a decrease in corporate expenses and an increase in net premiums earned. The decrease in corporate expenses in 2025 was mainly driven by a decrease in professional fees.

Foreign Exchange Losses (Gains)

Foreign exchange losses in 2025 were primarily related to the impact of the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in euro and pound sterling.

Foreign exchange gains in 2024 were primarily related to the impact of the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in euro and Canadian dollar, partially offset by the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling.

Interest Expense and Financing Costs

Interest expense and financing costs are related to interest due on the senior unsecured notes, junior subordinated notes and the Federal Home Loan advances ("FHLB advances") received in 2025 and 2024.

Interest expense and financing costs of $67 million in 2025 was comparable to $68 million in 2024.

Income Tax Expense (Benefit)

Income tax expense (benefit) primarily results from income (loss) generated by our global operations. Our effective tax rate, which is calculated as income tax expense (benefit) divided by income (loss) before tax including interest in income (loss) of equity method investments, was 17.7%, (5.4%), and 6.5% in 2025, 2024, and 2023, respectively. This effective rate can vary between years depending on the distribution of net income (loss) across jurisdictions, as well as other factors.

The tax expense of $217 million in 2025 was principally due to pre-tax income in our Bermuda, U.K., U.S. and European operations, partially offset by a Bermuda deferred tax benefit of $19 million associated with the write off Bermuda deferred tax liabilities, following amendments to Bermuda's Corporate Income Tax Act 2023, effective December 2025.

The tax benefit of $56 million in 2024 was principally due to the recognition of an income tax benefit of $177 million related to Bermuda corporate income tax rate of 15%, pursuant to the Corporate Income Tax Act 2023 and adjustments related to certain deferred tax assets and deferred tax liabilities that are no longer required, partially offset by pre-tax income in our U.S., U.K. and European operations.

Valuation allowance (refer to Item 8, Note 20 to the Consolidated Financial Statements 'Income taxes').

In 2025, the valuation allowance decreased by $12 million. The net gain incurred by AXIS Re Europe, the Swiss branch of the Irish reinsurance company, resulted in the release of a valuation allowance of $8 million against the net deferred tax assets of which $4 million was released in net income (loss) and $4 million was released in other comprehensive income (loss). The remaining valuation allowance of $0.3 million was fully released against foreign tax credits held by AXIS Specialty Europe.

In 2024, the valuation allowance decreased by $19 million. The net gain incurred by AXIS Re SE, the Irish reinsurance company, resulted in the release of a valuation allowance of $13 million against the net deferred tax assets of AXIS Re SE and AXIS Re Europe, the Swiss branch of the Irish reinsurance company, of which $8 million was released to net income (loss) and $5 million was released in other comprehensive income (loss). A valuation allowance of $7 million was also released against U.S. foreign tax credits held by AXIS Specialty Europe SE.

At December 31, 2025 and 2024, the U.S. operations had a deferred tax asset of $1 million and $19 million, respectively, for the unrealized losses on its fixed maturities that were recorded in other comprehensive income (loss). We examined the need for a valuation allowance and after considering all positive and negative evidence concluded a valuation allowance against its net unrealized investment losses in the U.S was not required.
At December 31, 2025 and 2024, the Bermuda operations had a deferred tax liability of $11 million and a deferred tax asset of $17 million, respectively, for the unrealized losses on its fixed maturities that were recorded in other comprehensive income (loss). Due to the net unrealized investment gains in Bermuda, a valuation allowance was not required.
At December 31, 2025 and 2024, the Company’s Bermuda operations had a deferred tax asset of $177 million related to the Bermuda ETA. We examined the need for a valuation allowance and after considering all positive and negative evidence concluded a valuation allowance against this asset in Bermuda was not required.

FINANCIAL MEASURES

We believe that the following financial indicators are important in evaluating performance and measuring the overall growth in value generated for common shareholders:

Year ended and at December 31,	2025	2024	2023

Return on average common equity(1)	17.3%	20.5%	7.9%
Operating return on average common equity(2)	18.1%	18.6%	11.0%
Book value per diluted common share(3)	$77.20	$65.27	$54.06
Cash dividends declared per common share	$1.76	$1.76	$1.76

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

The decrease in ROACE in 2025, compared to 2024, was primarily driven by an increase in average common shareholders' equity, and to a lesser extent, a decrease in net income available to common shareholders.

The decrease in operating ROACE in 2025, compared to 2024, was primarily driven by an increase in average common shareholders' equity, partially offset by an increase in operating income.

Book Value per Diluted Common Share

We consider book value per diluted common share to be an appropriate measure of returns to common shareholders, as we believe growth in book value on a diluted basis will ultimately translate into appreciation of our stock price.

In 2025, book value per diluted common share increased by 18%, driven by net income for the year, and net unrealized investment gains reported in accumulated other comprehensive income (loss), partially offset by common share repurchases, and common dividends declared.

In 2024, book value per diluted common share increased by 21%, driven by net income for the year, and net unrealized investment gains reported in accumulated other comprehensive income (loss), partially offset by common dividends declared.

Cash Dividends Declared per Common Share

We believe in returning excess capital to shareholders by way of dividends. Accordingly, dividend policy is an integral part of the value we create for shareholders. Our Board of Directors has approved quarterly common share dividends for twenty two consecutive years.

NON-GAAP FINANCIAL MEASURES RECONCILIATION

Year ended December 31,	2025	2024	2023

Net income available to common shareholders	$978,648	$1,051,536	$346,042
Net investment (gains) losses	(58,950)	138,534	74,630
Foreign exchange losses (gains)	141,983	(50,822)	58,115
Reorganization expenses	—	26,312	28,997
Interest in income of equity method investments	(9,452)	(17,953)	(4,163)
Bermuda deferred tax asset(1)	(18,782)	(176,923)	—
Income tax benefit(2)	(9,235)	(18,649)	(17,488)
Operating income	$1,024,212	$952,035	$486,133

Earnings per diluted common share	$12.35	$12.35	$4.02
Net investment (gains) losses	(0.74)	1.63	0.87
Foreign exchange losses (gains)	1.79	(0.60)	0.68
Reorganization expenses	—	0.31	0.34
Interest in income of equity method investments	(0.12)	(0.21)	(0.05)
Bermuda deferred tax asset	(0.24)	(2.08)	—
Income tax benefit	(0.12)	(0.22)	(0.21)
Operating income per diluted common share	$12.92	$11.18	$5.65

Weighted average diluted common shares outstanding(3)	79,266	85,176	86,012

Average common shareholders' equity	$5,672,907	$5,126,288	$4,401,553

Return on average common equity	17.3%	20.5%	7.9%

Operating return on average common equity	18.1%	18.6%	11.0%

(1)Bermuda deferred tax benefit in 2025 is due to the derecognition of deferred tax liabilities related to Bermuda corporate income tax. Bermuda deferred tax benefit in 2024 is due to the recognition of deferred tax assets net of deferred tax liabilities related to Bermuda corporate income tax.
(2)Tax expense (benefit) associated with the adjustments to net income (loss) available (attributable) to common shareholders. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.
(3)Refer to Item 8, Note 14 to the Consolidated Financial Statements 'Earnings Per Common Share' for further details.

Rationale for the Use of Non-GAAP Financial Measures
We present our results of operations in a way we believe will be meaningful and useful to investors, analysts, rating agencies and others who use our financial information to evaluate our performance. Some of the measurements we use are considered non-GAAP financial measures under SEC rules and regulations. In this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), we present underwriting-related general and administrative expenses, consolidated underwriting income (loss), current accident year loss ratio, catastrophe and weather-related losses ratio, current accident year loss ratio, excluding catastrophe and weather-related losses, operating income (loss) (in total and on a per share basis), operating return on average common equity ("operating ROACE"), amounts presented on a constant currency basis and pre-tax, total return on average cash and investments excluding foreign exchange movements, which are non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. We believe that these non-GAAP financial measures, which may be defined and calculated differently by other companies, help explain and enhance the understanding of our results of operations. However, these measures should not be viewed as a substitute for those determined in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").
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
The reconciliation of consolidated underwriting-related general and administrative expenses to general and administrative expenses, the most comparable GAAP financial measure, is presented in 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Results of Operations'.
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

Reorganization expenses in 2024 primarily related to severance costs attributable to our "How We Work" program. Reorganization expenses in 2023 primarily related to impairments of computer software assets and severance costs attributable to our "How We Work" program which is focused on simplifying our operating structure. Reorganization expenses are primarily driven by business decisions, the nature and timing of which are not related to the underwriting process. Therefore, these expenses are excluded from consolidated underwriting income (loss).
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

Catastrophe and Weather-Related Losses Ratio and Current Accident Year Loss Ratio, excluding Catastrophe and Weather-Related Losses
Catastrophe and weather-related losses ratio represents net losses and loss expenses ratio associated with natural catastrophes, man-made disasters, other significant catastrophe events and other weather-related events exclusive of net favorable (adverse) prior year reserve development.

Current accident year loss ratio, excluding catastrophe and weather-related losses represents net losses and loss expenses ratio exclusive of net favorable (adverse) prior year reserve development and net losses and loss expenses associated with natural catastrophes, man-made disasters, other significant catastrophe events and other weather-related events.

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
Operating Income (Loss)
Operating income (loss) represents after-tax operational results exclusive of net investment gains (losses), foreign exchange losses (gains), reorganization expenses, interest in income (loss) of equity method investments and Bermuda deferred tax asset.
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
Reorganization expenses in 2024 primarily related to severance costs attributable to our "How We Work" program. Reorganization expenses in 2023 primarily related to impairments of computer software assets and severance costs attributable to our "How We Work" program which is focused on simplifying our operating structure. Reorganization expenses are primarily driven by business decisions, the nature and timing of which are not related to the underwriting process. Therefore, these expenses are excluded from operating income (loss).
Interest in income (loss) of equity method investments is primarily driven by business decisions, the nature and timing of which are not related to the underwriting process. Therefore, this income (loss) is excluded from operating income (loss).
Bermuda deferred tax benefit in 2025 is due to the derecognition of deferred tax liabilities related to Bermuda corporate income tax, pursuant to the Corporate Income Tax Act amendment (No. 2) 2025 that is effective December 11, 2025. Bermuda deferred tax benefit in 2024 is due to the recognition of deferred tax assets net of deferred tax liabilities, pursuant to the Corporate Income Tax Act 2023 that is effective for fiscal years beginning on or after January 1, 2025. Bermuda deferred tax benefits are not related to the underwriting process. Therefore, this income is excluded from operating income (loss).
Certain users of our financial statements evaluate performance exclusive of after-tax net investment gains (losses), foreign exchange losses (gains), reorganization expenses, interest in income (loss) of equity method investments and Bermuda deferred tax asset in order to understand the profitability of recurring sources of income.
We believe that showing net income (loss) available (attributable) to common shareholders exclusive of after-tax net investment gains (losses), foreign exchange losses (gains), reorganization expenses, interest in income (loss) of equity method investments and Bermuda deferred tax asset reflects the underlying fundamentals of our business. In addition, we believe that this presentation enables investors and other users of our financial information to analyze performance in a manner similar to how our management analyzes the underlying business performance. We also believe this measure follows industry practice and, therefore, facilitates comparison of our performance with our peer group. We believe that equity analysts and certain rating agencies that follow us, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons. The reconciliation of operating income (loss) to net income (loss) available (attributable) to common shareholders, the most comparable GAAP financial measure, is presented above.
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
Pre-Tax, Total Return on Average Cash and Investments excluding Foreign Exchange Movements
Pre-tax, total return on average cash and investments excluding foreign exchange movements measures net investment income (loss), net investment gains (losses), interest in income (loss) of equity method investments, and change in unrealized gains (losses) generated by average cash and investment balances. We believe this presentation enables investors and other users of our financial information to analyze the performance of our investment portfolio. The reconciliation of pre-tax, total return on average cash and investments excluding foreign exchange movements to pre-tax, total return on average cash and investments, the most comparable GAAP financial measure, is presented in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net Investment Income and Net Investment Gains (Losses)'.

CASH AND INVESTMENTS

Details of cash and investments are as follows:

	December 31, 2025	December 31, 2024
	Fair value	Fair value

Fixed maturities, available for sale	$13,018,027	$12,152,753
Fixed maturities, held to maturity(1)	395,942	436,751
Equity securities	707,569	579,274
Mortgage loans	356,840	505,697
Other investments	1,027,798	930,278
Equity method investments	227,181	206,994
Short-term investments	20,298	223,666
Total investments	$15,753,655	$15,035,413

Cash and cash equivalents(2)	$1,321,185	$3,063,621

(1)Presented at net carrying value of $397 million (2024: $443 million) in the consolidated balance sheets.
(2)Includes restricted cash and cash equivalents of $501 million and $920 million for 2025 and 2024, respectively.

Overview

The fair value of total investments increased by $718 million in 2025, driven by the reinvestment of interest income and income from operations, and the increase in market value of fixed maturities due to the decline in yields.

Cash and Cash equivalents

At December 31, 2025, cash and cash equivalents were $1.3 billion compared to $3.1 billion at December 31, 2024, a decrease of $1.7 billion. Cash and cash equivalents at December 31, 2024 were higher than usual in anticipation of premiums to be paid for the LPT agreement on receipt of regulatory approval.

An analysis of our investment portfolio by asset class is detailed below:

Fixed Maturities

Details of our fixed maturities portfolio are as follows:

	December 31, 2025		December 31, 2024
	Fair value	% of total	Fair value	% of total

Fixed maturities:
U.S. government and agency	$2,417,901	18%	$2,802,986	22%
Non-U.S. government	810,544	6%	729,939	6%
Corporate debt	5,365,509	41%	4,957,807	39%
Agency RMBS	2,035,352	15%	1,184,845	9%
CMBS	801,511	6%	819,608	7%
Non-agency RMBS	190,124	1%	122,536	1%
ABS	1,740,933	13%	1,860,966	15%
Municipals(1)	52,095	—%	110,817	1%
Total	$13,413,969	100%	$12,589,504	100%

Credit ratings:
U.S. government and agency	$2,417,901	18%	$2,802,986	22%
AAA(2)	2,577,512	19%	2,665,334	21%
AA	3,182,165	24%	2,354,372	19%
A	2,331,459	17%	2,090,516	17%
BBB	1,339,101	10%	1,190,381	9%
Below BBB(3)	1,565,831	12%	1,485,915	12%
Total	$13,413,969	100%	$12,589,504	100%

(1)Includes bonds issued by states, municipalities, and political subdivisions.
(2)Includes U.S. government-sponsored agencies, residential mortgage-backed securities ("RMBS") and commercial mortgage-backed securities ("CMBS").
(3)Non-investment grade and non-rated securities.
At December 31, 2025, fixed maturities had a weighted average credit rating of A+ (2024: A+), a book yield of 4.6% (2024: 4.5%), and an average duration of 3.1 years (2024: 2.8 years).
At December 31, 2025, fixed maturities together with short-term investments, and cash and cash equivalents (i.e., total investments of $14.8 billion) had a weighted average credit rating of AA- (2024: AA-) and an average duration of 2.8 years (2024: 2.5 years).
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
To calculate the weighted average credit rating for fixed maturities, we assign points to each rating with the highest points assigned to the highest rating (AAA) and the lowest points assigned to the lowest rating (D) and then calculate the weighted average based on the fair values of the individual securities. Securities that are not rated are excluded from weighted average calculations. At December 31, 2025, the fair value of fixed maturities not rated was $1 million (2024: $3 million).
In addition to managing credit risk exposure within our fixed maturities portfolio, we also monitor the aggregation of country risk exposure on a group-wide basis. Country risk exposure is the risk that events in a country, such as currency crises, regulatory changes and other political events, will adversely affect the ability of obligors in the country to honor their obligations. For corporate debt and structured securities, we measure the country of risk exposure based on a number of factors, including but not limited to location of management, principal operations and country of revenues.

An analysis of our fixed maturities portfolio by major asset classes is detailed below:
Non-U.S. Government
Non-U.S. government securities include bonds issued by non-U.S. governments and their agencies along with supranational organizations (collectively also known as sovereign debt securities).
Details of exposures to governments in the eurozone and other non-U.S. government concentrations by fair value are as follows:

	December 31, 2025			December 31, 2024
Country	Fair value	% of total	Weighted average credit rating	Fair value	% of total	Weighted average credit rating

Eurozone countries:
Supranationals(1)	$36,859	5%	AA+	$43,494	6%	AAA
Germany	18,125	2%	AAA	25,126	3%	AAA
Luxembourg	7,762	1%	BBB	—	—%	—
France	4,153	1%	A-	6,127	1%	A
Netherlands	2,169	—%	AAA	6,584	1%	AAA
Total eurozone	69,068	9%	AA	81,331	11%	AA+

Other concentrations:
Canada	421,535	52%	AA+	322,111	44%	AA+
United Kingdom	265,617	33%	AA-	259,282	36%	AA-
Mexico	6,270	1%	BBB	3,303	—%	BBB
Other	48,054	5%	AA	63,912	9%	BBB
Total other concentrations	741,476	91%	AA	648,608	89%	AA
Total non-U.S. government	$810,544	100%	AA	$729,939	100%	AA

(1)Includes supranationals only in the eurozone.
At December 31, 2025, net unrealized losses on non-U.S. government securities were $12 million (2024: $23 million) which included gross unrealized foreign exchange losses of $1 million (2024: $19 million), mainly related to Canada and U.K. government bonds.

Corporate Debt
Corporate debt securities consist primarily of investment grade debt of a wide variety of corporate issuers and industries.
Details of our corporate debt securities portfolio by sector are as follows:

	December 31, 2025			December 31, 2024
	Fair value	% of total	Weighted average credit rating	Fair value	% of total	Weighted average credit rating

Financial institutions:
U.S. banks	$623,817	12%	A	$679,827	14%	A
Corporate/commercial finance	720,965	13%	BBB	558,577	11%	BBB
Non-U.S. banks	394,037	7%	A	411,074	8%	A
Insurance	242,309	5%	A-	223,503	5%	A-
Investment brokerage	154,770	3%	BBB	132,237	3%	BBB
Total financial institutions	2,135,898	40%	A-	2,005,218	41%	A-
Consumer non-cyclicals	543,440	10%	BBB-	515,072	10%	BBB-
Consumer cyclical	526,340	10%	BB	506,912	10%	BB
Communications	391,897	7%	BBB-	336,192	7%	BB+
Industrials	568,203	11%	BB+	533,401	11%	BB
Technology	397,522	7%	BB+	299,938	6%	BB+
Utilities	284,196	5%	A-	253,756	5%	A-
Energy	286,713	5%	BBB-	252,851	5%	BBB-
Other	231,300	5%	A+	254,467	5%	A
Total	$5,365,509	100%	BBB	$4,957,807	100%	BBB

Credit quality summary:
Investment grade	$3,803,562	71%	A-	$3,477,840	70%	A-
Non-investment grade	1,561,947	29%	B+	1,479,967	30%	B+
Total	$5,365,509	100%	BBB	$4,957,807	100%	BBB

At December 31, 2025, our non-investment grade portfolio had a fair value of $1,562 million (2024: $1,480 million), a weighted average credit rating of B+ (2024: B+) and duration of 1.8 years (2024: 2.2 years). At December 31, 2025, our corporate debt portfolio, including non-investment grade securities, had a duration of 3.2 years (2024: 3.2 years).

Mortgage-Backed Securities
Details of the fair values of our RMBS and CMBS portfolios by credit rating are as follows:

	December 31, 2025		December 31, 2024
	RMBS	CMBS	RMBS	CMBS

Government agency	$2,035,352	$166,392	$1,184,845	$142,214
AAA	184,093	571,618	115,115	614,801
AA	4,451	44,408	5,280	51,411
A	207	17,578	250	7,439
BBB	57	868	81	2,732
Below BBB(1)	1,316	647	1,810	1,011
Total	$2,225,476	$801,511	$1,307,381	$819,608

(1)Non-investment grade securities and non-rated securities.

Residential MBS
Agency RMBS consist of bonds issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association, which are primarily AA+ rated and are supported by loans which are diversified across geographical areas. At December 31, 2025, agency RMBS had an average duration of 5.2 years (2024: 5.2 years).
Non-agency RMBS mainly include investment grade bonds originated by non-agencies. At December 31, 2025, 99% (2024: 98%) of our non-agency RMBS were rated AA or better. At December 31, 2025, non-agency RMBS had an average duration of 3.5 years (2024: 4.3 years) and weighted average life of 2.3 years (2024: 5.4 years).
Commercial MBS
CMBS mainly include investment grade bonds originated by non-agencies. At December 31, 2025, 98% (2024: 99%) of our CMBS were rated AA or better. At December 31, 2025, the weighted average estimated subordination percentage of the portfolio was 32% (2024: 34%), which represents the current weighted average estimated percentage of the capital structure subordinated to the investment holding that is available to absorb losses before the security incurs the first dollar loss of principal. At December 31, 2025, CMBS had an average duration of 2.7 years (2024: 2.7 years) and weighted average life of 3.3 years (2024: 3.7 years).

Asset-Backed Securities

ABS mainly include investment grade bonds backed by pools of loans with a variety of underlying collateral, including auto loans, student loans, credit card receivables and collateralized loan obligations ("CLOs") originated by a variety of financial institutions.

Details of the fair value of our ABS portfolio by underlying collateral and credit rating are as follows:

	Asset-backed securities
	AAA	AA	A	BBB	Below BBB	Total

At December 31, 2025
CLO - debt tranches	$635,695	$220,572	$65,367	$23,842	$—	$945,476
Auto loans	305,265	—	307	—	—	305,572
Student loans	94,039	11,164	—	—	—	105,203
Credit card receivables	89,379	239	—	—	—	89,618
Other	216,558	4,450	65,206	6,925	1,925	295,064
Total	$1,340,936	$236,425	$130,880	$30,767	$1,925	$1,740,933
% of total	76%	14%	8%	2%	—%	100%

At December 31, 2024
CLO - debt tranches	$599,224	$303,480	$54,712	$29,861	$—	$987,277
Auto loans	447,594	—	—	—	—	447,594
Student loans	56,995	11,968	—	—	—	68,963
Credit card receivables	71,390	577	—	—	—	71,967
Other	262,632	674	16,747	3,527	1,585	285,165
Total	$1,437,835	$316,699	$71,459	$33,388	$1,585	$1,860,966
% of total	77%	17%	4%	2%	—%	100%

At December 31, 2025, the average duration of our ABS portfolio was 1.1 years (2024: 1.0 year) and the weighted average life was 3.8 years (2024: 3.1 years).

Municipals
Municipals comprise revenue bonds and general obligation bonds issued by U.S. domiciled state and municipal entities and are primarily held in the taxable portfolios of our U.S. subsidiaries.
At December 31, 2025, our municipals had a fair value of $52 million (2024: $111 million), a weighted average credit rating of AA- (2024: AA-) and duration of 3.7 years (2024: 3.3 years).

Gross Unrealized Losses

At December 31, 2025, the gross unrealized losses on our fixed maturities, available for sale portfolio were $99 million (2024: $311 million).
Investment grade fixed maturities, available for sale
The severity of the unrealized loss position as a percentage of amortized cost for all investment grade fixed maturities in an unrealized loss position including any impact of foreign exchange losses (gains) was as follows:

	December 31, 2025			December 31, 2024
Severity of Unrealized Loss	Fair value	Gross unrealized losses	% of total gross unrealized losses	Fair value	Gross unrealized losses	% of total gross unrealized losses

0-10%	$2,545,441	$(55,806)	62%	$5,564,985	$(147,136)	50%
10-20%	252,267	(33,835)	38%	866,342	(138,082)	46%
20-30%	712	(216)	—%	43,062	(11,696)	4%
30-40%	—	—	—%	183	(89)	—%
40-50%	—	—	—%	—	—	—%
> 50%	—	—	—%	132	(41)	—%
Total	$2,798,420	$(89,857)	100%	$6,474,704	$(297,044)	100%

The decrease in gross unrealized losses on investment grade fixed maturities primarily reflected the impact of the decline in yields and the tightening of credit spreads on investment grade corporate debt securities.
Non-investment grade fixed maturities, available for sale
The severity of the unrealized loss position as a percentage of amortized cost for all non-investment grade fixed maturities in an unrealized loss position including any impact of foreign exchange losses (gains) was as follows:

	December 31, 2025			December 31, 2024
Severity of Unrealized Loss	Fair value	Gross unrealized losses	% of total gross unrealized losses	Fair value	Gross unrealized losses	% of total gross unrealized losses

0-10%	$263,445	$(4,087)	46%	$643,929	$(11,655)	82%
10-20%	13,103	(1,773)	20%	12,210	(1,601)	11%
20-30%	3,927	(761)	9%	1,387	(354)	2%
30-40%	297	(102)	1%	1,557	(602)	4%
40-50%	1,053	(478)	5%	289	(75)	1%
> 50%	1,165	(1,680)	19%	4	(4)	—%
Total	$282,990	$(8,881)	100%	$659,376	$(14,291)	100%

The decrease in gross unrealized losses on non-investment grade fixed maturities reflected the impact of the tightening of credit spreads on non-investment grade high yield corporate debt securities.

Equity Securities
At December 31, 2025, net unrealized gains on equity securities were $126 million (2024: $59 million). The increase was driven by the rally in global equity markets.
Mortgage Loans
During 2025, investment in commercial mortgage loans decreased to $357 million from $506 million, a decrease of $149 million, mainly due to the repayment of loans. The commercial mortgage loans are collateralized by a variety of commercial properties and diversified geographically throughout the U.S. and by property type to reduce the risk of concentration. At December 31, 2025, the allowance for expected credit loss of $30 million (2024: $23 million) was primarily related to commercial properties exposed to the office sector.
Other Investments
Details of our other investments portfolio are as follows:

	December 31, 2025		December 31, 2024

Multi-strategy funds	$11,577	1%	$24,919	3%
Direct lending funds	186,747	18%	171,048	18%
Private equity funds	364,376	36%	320,690	35%
Real estate funds	291,491	28%	291,640	31%
Total multi-strategy, direct lending, private equity and real estate funds	854,191	83%	808,297	87%

Other privately held investments	173,607	17%	121,981	13%
Total other investments	$1,027,798	100%	$930,278	100%

Refer to Item 8, Note 5(e) to the Consolidated Financial Statements 'Investments'.
Equity Method Investments
Our ownership interests in Harrington Reinsurance Holdings Limited ("Harrington") and Monarch Point Re (ISAC) Ltd., Monarch Point Re (ISA 2023) Ltd., Monarch Point Re (ISA 2024) Ltd., and Monarch Point Re (ISA 2025) Ltd. (collectively "Monarch Point Re") are reported in interest in income (loss) of equity method investments. Refer to Note 5(f) to the Consolidated Financial Statements 'Investments'.
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
During 2025, AXIS Capital received $1.0 billion (2024: $459 million) of distributions from its subsidiaries. AXIS Capital’s primary uses of funds are dividend payments to common and preferred shareholders, interest and principal payments on debt, capital investments in subsidiaries, and payment of corporate operating expenses. We believe the dividend/distribution capacity of AXIS Capital’s subsidiaries, that was $1.2 billion at December 31, 2025 (2024: $1.4 billion), will provide AXIS Capital with sufficient liquidity for the foreseeable future.
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
Consolidated cash flows from operating, investing and financing activities in the last three years were as follows:

Total cash provided by (used in)(1)	2025	2024	2023

Operating activities	$(40,932)	$1,844,813	$1,255,559
Investing activities	(628,725)	280,452	(855,610)
Financing activities	(1,087,258)	(417,294)	(202,371)
Effect of exchange rate changes on cash	14,479	(28,335)	11,754
Increase (decrease) in cash and cash equivalents	$(1,742,436)	$1,679,636	$209,332

(1) Refer to Item 8, 'Consolidated Statements of Cash Flows' for further details.

Operating activities
•Net cash used in operating activities was $41 million in 2025 compared to net cash provided by operating activities of $1,845 million in 2024. Cash inflows from insurance and reinsurance operations typically include premiums, net of acquisition costs, and reinsurance recoverables. Cash outflows principally include payments of losses and loss expenses, payments of premiums to reinsurers and operating expenses. Cash provided by operating activities can fluctuate due to timing differences between the collection of premiums and reinsurance recoverables and the payment of losses and loss expenses, and the payment of premiums to reinsurers.
•Operating cash outflows increased in 2025 compared to 2024, primarily attributable to increases in payments of premiums to reinsurers including payment for the LPT agreement with Enstar completed April 24, 2025 and payments of losses and loss expenses, partially offset by increases in premiums received and reinsurance recoverables received.
Investing activities
•Investing cash outflows in 2025 were principally related to the net purchases of fixed maturities of $710 million, loan advances made to Monarch Point Re reinsurers of $139 million, net purchases of other assets of $51 million, equity securities of $32 million, other investments of $30 million, and equity method investments of $11 million, partially offset by net proceeds from the sale and redemption of short-term investments of $206 million and the repayment of mortgage loans of $138 million.
•Investing cash inflows in 2024 were principally related to the net proceeds from the sale and redemption of fixed maturities of $281 million, unsettled payable for reverse repurchase agreements included in cash and cash equivalents of $247 million, net proceeds from the sales of other investments of $66 million, and equity securities of $40 million, and the net proceeds from the sales and repayment of mortgage loans of $81 million, partially offset by net purchases of short-term investments of $204 million and loan advances made to Monarch Point Re of $199 million.
Financing activities
•Financing cash outflows in 2025 were principally due to the repurchase of common shares of $914 million and dividends paid to common and preferred shareholders of $173 million.
•Financing cash outflows in 2024 were principally due to the repurchase of common shares of $216 million dividends paid to common and preferred shareholders of $182 million, and the repayment of the Federal Home Loan Bank advances of $19 million.
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
We have generated positive operating cash flows in all years since 2003, with the exception of 2025 which was impacted by payment for the LPT agreement with Enstar completed April 24, 2025. These positive cash flows were generated notwithstanding the impacts of the global financial crisis and the recognition of significant catastrophe and weather-related losses including the impact of the COVID-19 pandemic in 2020 and 2021.
Net losses and loss expenses, gross of reinstatement premiums, included estimates of ultimate losses for catastrophe and weather-related losses of $159 million in 2025, $226 million in 2024 and $138 million in 2023. There remains significant uncertainty associated with estimates of ultimate losses for certain of these events (refer to 'Underwriting Results – Insurance segment – Current Accident Year Loss' and 'Underwriting Results – Reinsurance segment – Current Accident Year Loss Ratio' for further details), as well as the timing of the associated cash outflows.
Should claim payment obligations accelerate beyond our ability to fund payments from operating cash flows, we would utilize cash and cash equivalent balances and/or liquidate a portion of our investment portfolio.
For context, at January 1, 2026, our largest 1-in-100 year return period, single occurrence, single-zone modeled probable maximum loss (Southeast U.S. Hurricane) was approximately $225 million, net of reinsurance. Claim payments pertaining to such an event would be paid out over a period spanning many months. Our internal risk tolerance framework aims to limit the loss of capital due to a single event and the loss of capital that would occur from multiple but perhaps smaller events, in any year (refer to Item 1 'Risk and Capital Management' for further details).

Our investment portfolio is heavily weighted towards conservative, high quality and highly liquid securities. We expect that, if necessary, cash and invested assets of approximately $14.4 billion at December 31, 2025 (2024 $15.2 billion) could be available in one to three business days under normal market conditions. Of this amount, $7.3 billion (2024 $6.9 billion) related to restricted assets, which primarily support our obligations in regulatory jurisdictions where we operate as a non-admitted carrier (refer to Item 8, Note 5(j) to the Consolidated Financial Statements 'Investments' for further details).
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
The following table summarizes consolidated capital:

At December 31,	2025	2024

Debt	$1,316,710	$1,315,179

Preferred shares	550,000	550,000
Common equity	5,806,435	5,539,379
Shareholders’ equity	6,356,435	6,089,379
Total capital	$7,673,145	$7,404,558

Ratio of debt to total capital	17.2%	17.8%

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

Federal Home Loan Bank Advances
The Company's subsidiaries, AXIS Insurance Company and AXIS Surplus Insurance Company, are members of the Federal Home Loan Bank of Chicago ("FHLB").
Members may borrow from the FHLB at competitive rates subject to certain conditions. At December 31, 2025, the companies had admitted assets of approximately $3.6 billion (2024: $3.2 billion) which provides borrowing capacity of up to approximately $888 million (2024: $798 million) (refer to Item 8, Note 11 to the Consolidated Financial Statements 'Federal Home Loan Bank Advances').
At December 31, 2025, the Company had borrowings under the FHLB program of $66 million (2024: $66 million).
The FHLB advances have maturities in 2026 and interest payable at interest rates between 3.9% and 4.6% (2024: 4.5% and 5.5%). For the year ended December 31, 2025, the Company incurred interest expense of $3 million (2024: $4 million). The borrowings under the FHLB program are secured by cash and investments with a fair value of $74 million (2024: $72 million).
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
At December 31, 2025, certain of AXIS Capital’s operating subsidiaries had a committed letter of credit facility up to a maximum aggregate amount of $300 million and an uncommitted secured letter of credit facility up to a maximum aggregate amount of $200 million available from Citibank Europe plc ("Citibank"). At December 31, 2025, letters of credit outstanding were $226 million (2024: $235 million).
These facilities are primarily used for the issuance of letters of credit, in the normal course of operations, to certain insurance and reinsurance entities that purchase reinsurance protection from us. These letters of credit allow those operations to take credit, under local insurance regulations, for reinsurance obtained in jurisdictions where AXIS Capital’s subsidiaries are not licensed or otherwise admitted as an insurer. The value of our letters of credit outstanding is driven by, among other factors, the amount of unearned premiums, development of loss reserves, the payment patterns of loss reserves, the expansion of our business and the loss experience of that business (refer to Item 8, Note 10 to the Consolidated Financial Statements 'Debt and Financing Arrangements' for further details).
At December 31, 2025, AXIS Corporate Capital UK II Limited, acting through AXIS Managing Agency Limited, as managing agent of AXIS Syndicate 1686 and AXIS Syndicate 2050 (collectively, the "Syndicates") had an uncommitted unsecured letter of credit facility up to a maximum aggregate amount of $90 million available from Citibank. At December 31, 2025, letters of credit outstanding were $80 million.
This letter of credit facility is intended to support obligations in connection with the Syndicates’ participation in the Lloyd’s insurance market, specifically its Funds at Lloyd’s requirements (refer to Item 8, Note 10 to the Consolidated Financial Statements 'Debt and Financing Arrangements' for further details).
At December 31, 2025, AXIS Specialty Limited had an uncommitted bilateral short-term line of credit facility up to a maximum aggregate amount of $150 million available from Wells Fargo Bank National Association. At December 31, 2025, the $150 million Facility was not drawn. The line of credit facility is intended to support the Borrower's working capital requirements and general corporate expenses (refer to Item 8, Note 10 to the Consolidated Financial Statements 'Debt and Financing Arrangements' for further details).

Common Equity
During the year ended December 31, 2025, common equity increased by $267 million. The following table reconciles opening and closing common equity positions:

Year ended December 31,	2025	2024

Common equity - opening	$5,539,379	$4,713,196
Share-based compensation expense	43,184	40,487
Change in unrealized gains on available for sale investments, net of tax	281,607	122,042
Foreign currency translation adjustment	14,381	(23,763)
Net income	1,008,898	1,081,786
Preferred share dividends	(30,250)	(30,250)
Common share dividends	(138,518)	(150,495)
Treasury shares repurchased	(914,276)	(215,868)
Treasury shares reissued	2,030	2,244
Common equity - closing	$5,806,435	$5,539,379

Share Repurchases

During 2025, we repurchased 10 million common shares for a total of $914 million, including $888 million repurchased pursuant to our Board-authorized share repurchase programs, and $27 million from employees to facilitate the satisfaction of their personal withholding tax liabilities that arise on vesting of share-settled restricted stock units granted under our 2017 Long-Term Equity Compensation Plans.

At June 30, 2024, authorization under our share repurchase program approved in December 2023 was exhausted.

On May 16, 2024, our Board of Directors approved a new share repurchase program for up to $300 million of the Company's common shares. The new share repurchase program was open-ended, allowing the Company to repurchase its shares from time to time in the open market or privately negotiated transactions, depending on market conditions. On February 6, 2025, authorization under this plan was exhausted.

On February 19, 2025, our Board of Directors approved a new share repurchase program for up to $400 million of the Company's common shares. The new share repurchase program was open-ended, allowing the Company to repurchase its shares from time to time in the open market or privately negotiated transactions, depending on market conditions. On September 3, 2025, authorization under this plan was exhausted.

On September 17, 2025, our Board of Directors approved a new share repurchase program for up to $400 million of the Company's common shares. The new share repurchase program is open-ended, allowing the Company to repurchase its shares from time to time in the open market or privately negotiated transactions, depending on market conditions. At December 31, 2025, we had $112 million of remaining authorization under our open-ended Board-authorized share repurchase program for common share repurchases.

Refer to Item 5 'Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities' and Item 8, Note 15 to the Consolidated Financial Statements 'Shareholders' Equity' for further details.

Shelf Registrations
On November 4, 2025, we filed an unallocated universal shelf registration statement with the SEC, which became effective on filing. Pursuant to the shelf registration, we may issue an unlimited amount of equity, debt, warrants, purchase contracts or a combination of these securities. Our intent and ability to issue securities pursuant to this registration statement will depend on market conditions at the time of any proposed offering.

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
The following are the most recent financial strength ratings from internationally recognized agencies in relation to our principal insurance and insurance operating subsidiaries:

Rating agency	Agency’s description of rating	Rating and outlook	Agency’s rating definition	Ranking of rating

Standard & Poor’s	An "opinion about the financial security characteristics of an insurance organization, with respect to its ability to pay under its insurance policies and contracts, in accordance with their terms".	A+ (Stable)	"Strong capacity to meet its financial commitments"	The 'A' category is the third highest out of ten major rating categories. The second through eighth major rating categories may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.

A.M. Best	An "opinion of an insurer’s financial strength and ability to meet its ongoing insurance policy and contract obligations".	A (Stable)	"Excellent ability to meet ongoing insurance obligations"	The 'A' category is the third highest rating out of fourteen. Ratings outlooks ('Positive', 'Negative' and 'Stable') are assigned to indicate a rating’s potential direction over an intermediate term, generally defined as 36 months.

Moody’s Investors Service	"Opinions of the ability of insurance companies to pay punctually senior policyholder claims and obligations."	A2 (Stable)	"Offers good financial security"	The 'A' category is the third highest out of nine rating categories. Each of the second through seventh categories are subdivided into three subcategories, as indicated by an appended numerical modifier of '1', '2' and '3'. The '1' modifier indicates that the obligation ranks in the higher end of the rating category, the '2' modifier indicates a mid-category ranking and the '3' modifier indicates a ranking in the lower end of the rating category.
Non-operating holding companies
On January 29, 2024, Standard and Poor's affirmed the Issuer Credit Rating of AXIS Capital Holding Company at A- (Stable). In addition, Standard & Poor's also reaffirmed the A+ Financial Strength and issuer credit ratings on all core operating subsidiaries (Stable).
The stable outlook reflects Standard and Poor's expectation that AXIS will sustain its strong competitive position supported by solid, less-volatile underwriting performance, and will maintain capital adequacy at the 99.99% (or extreme stress) level in 2023-2025.

Contractual Obligations and Commitments
At December 31, 2025, contractual obligations and commitments by period due were:

	Payment due by period
Contractual obligations and commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating activities
Estimated gross losses and loss expenses payments(1)	$18,122,256	$5,140,504	$6,168,334	$3,218,486	$3,594,932
Operating lease obligations(2)	136,320	16,937	30,719	29,950	58,714
Investing activities
Unfunded investment commitments(3)	1,089,367	278,196	282,558	218,414	310,199
Financing activities
Debt (principal payments)(4)	1,325,000	—	350,000	300,000	675,000
Debt (interest payments)(4)(5)	408,714	61,002	106,811	54,918	185,983
Total	$21,081,657	$5,496,639	$6,938,422	$3,821,768	$4,824,828

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
(2)In the ordinary course of business, we renew and enter into new leases for office space that expire at various dates. Operating lease obligations further includes $26 million of unamortized discount expenses (refer to Item 8, Note 13 to the Consolidated Financial Statements 'Leases' for further details).
(3)We have $683 million of unfunded investment commitments related to our other investments portfolio, which are callable by our investment managers (refer to Item 8, Note 5(e) to the Consolidated Financial Statements 'Investments' and Note 12(e) to the Consolidated Financial Statements 'Commitment and Contingencies' for further details). In addition, we have $3 million of unfunded commitments related to our commercial mortgage loans portfolio and $403 million of unfunded commitments related to our corporate debt portfolio.
(4)Refer to Item 8, Note 10(a) to the Consolidated Financial Statements 'Debt and Financing Arrangements' for further details.
(5)Debt (interest payments) further includes $8 million of unamortized discount and debt issuance expenses (refer to Item 8, Note 10(a) to the Consolidated Financial Statements 'Debt and Financing Arrangements' for further details).

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

Gross Loss Reserves by Reserve Class
Gross loss reserves for each of the reportable segments, segregated between case reserves and IBNR, by reserve class are shown below:

	2025			2024
At December 31,	Case reserves	IBNR	Total	Case reserves	IBNR	Total

Insurance segment:
Property	$628,961	$888,753	$1,517,714	$571,477	$732,266	$1,303,743
Casualty	1,840,499	6,117,060	7,957,559	1,531,924	6,127,417	7,659,341
Specialty other	566,990	1,114,259	1,681,249	543,963	992,656	1,536,619
Total Insurance	3,036,450	8,120,072	11,156,522	2,647,364	7,852,339	10,499,703

Reinsurance segment:
Casualty	2,129,777	3,085,382	5,215,159	2,040,947	2,918,011	4,958,958
Specialty	326,296	824,243	1,150,539	328,094	714,320	1,042,414
Run-off	304,629	295,407	600,036	417,498	300,356	717,854
Total Reinsurance	2,760,702	4,205,032	6,965,734	2,786,539	3,932,687	6,719,226

Total	$5,797,152	$12,325,104	$18,122,256	$5,433,903	$11,785,026	$17,218,929

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
Although estimates of ultimate losses for shorter tail business are inherently more certain than for longer tail business, significant judgment is still required. For example, much of our excess insurance and excess of loss reinsurance business has high attachment points. Therefore, it is often difficult to estimate whether claims will exceed those attachment points. In addition, the inherent uncertainties relating to catastrophe events further add to the complexity of estimating potential exposure. Further, we use managing general agents ("MGAs") and other producers for certain business in the insurance segment, which can delay the reporting of loss information. For short-tail business, we expect the majority of development for an accident year or underwriting year to be recognized in the subsequent one to three years.
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
Refer to Item 8, Note 8 to the Consolidated Financial Statements 'Reserve for Losses and Loss Expenses – Reserve for Losses and Loss Expenses – Prior Year Reserve Development' for a discussion of prior year reserve development by segment, reserve class and accident year.
Reserving for Credit and Political Risk Business
Refer to Item 8, Note 8 to the Consolidated Financial Statements 'Reserve for Losses and Loss Expenses – Reserve for Losses and Loss Expenses – Prior Year Reserve Development' for further details of prior year reserve development for the insurance specialty other and reinsurance specialty reserve classes which include insurance and reinsurance credit and political risk lines of business.

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
Results of operations for 2025 were impacted by natural and man-made catastrophe activity (refer to 'Underwriting Results – Insurance segment – Current Accident Year Loss Ratio' and 'Underwriting Results – Reinsurance segment – Current Accident Year Loss Ratio' for further details).
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
Sensitivity Analysis
While we believe that loss reserves at December 31, 2025 are adequate, new information, events or circumstances may result in ultimate losses that are materially greater or less than provided for in our loss reserves. As previously noted, there are many factors that may cause reserves to increase or decrease, particularly those related to catastrophe losses and longer tail lines of business.
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

The effect on estimates of gross loss reserves of reasonably likely changes in the two key assumptions used to estimate gross loss reserves at December 31, 2025 was as follows:

INSURANCE

Loss development pattern	Expected loss ratio
	Higher Loss Reserves (Lower Loss Reserves)
Property	5% lower	Unchanged	5% higher

3 months shorter	$(122,477)	$(70,443)	$(17,383)
Unchanged	(54,360)	—	48,945
3 months longer	41,430	99,402	147,125

Casualty	10% lower	Unchanged	10% higher

3 months shorter	$(898,647)	$(315,997)	$224,599
Unchanged	(600,107)	—	590,283
3 months longer	(202,845)	380,597	1,003,380

Specialty other	5%-10% lower	Unchanged	5%-10% higher

3 months shorter	$(137,987)	$(80,919)	$(21,262)
Unchanged	(60,063)	—	61,051
3 months longer	29,783	92,799	157,056

REINSURANCE
Loss development pattern	Expected loss ratio
	Higher Loss Reserves (Lower Loss Reserves)
Casualty	10% lower	Unchanged	10% higher
3 months shorter	$(521,338)	$(224,696)	$74,027
Unchanged	(307,601)	—	312,528
3 months longer	(53,072)	260,925	588,309
Specialty	5%-10% lower	Unchanged	5%-10% higher
3 months shorter	$(130,820)	$(57,777)	$15,461
Unchanged	(75,290)	—	74,237
3 months longer	(4,235)	72,667	150,998
Run-off	5% lower	Unchanged	5% higher
3 months shorter	$(23,147)	$(4,315)	$14,516
Unchanged	(18,832)	—	18,832
3 months longer	(16,466)	2,367	21,200

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
Reinsurance recoverables on unpaid losses and loss expenses ("reinsurance recoverables") for each of the reportable segments, segregated between case reserves and IBNR, by reserve class are shown below:

	2025			2024
At December 31,	Case reserves	IBNR	Total	Case reserves	IBNR	Total

Insurance segment:
Property	$203,976	$322,431	$526,407	$206,654	$269,708	$476,362
Casualty	1,022,883	2,895,540	3,918,423	851,597	3,075,267	3,926,864
Specialty other	157,049	281,751	438,800	134,308	258,621	392,929
Total Insurance	1,383,908	3,499,722	4,883,630	1,192,559	3,603,596	4,796,155

Reinsurance segment:
Casualty	1,470,825	1,826,463	3,297,288	484,220	1,122,586	1,606,806
Specialty	171,994	230,580	402,574	75,482	155,906	231,388
Run-off	188,393	179,878	368,271	112,288	94,260	206,548
Total Reinsurance	1,831,212	2,236,921	4,068,133	671,990	1,372,752	2,044,742

Total	$3,215,120	$5,736,643	$8,951,763	$1,864,549	$4,976,348	$6,840,897

At December 31, 2025, reinsurance recoverables as a percentage of loss reserves was 49% (2024: 40%).
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
At December 31, 2025, the allowance for expected credit losses was $40 million (2024: $43 million). We have not written off any significant reinsurance recoverable balances in the last three years.
At December 31, 2025, the use of different assumptions could have a material effect on the allowance for expected credit losses. To the extent the creditworthiness of our reinsurers deteriorates due to an adverse event affecting the reinsurance industry, such as a large number of catastrophes, uncollectible amounts could be significantly greater than the allowance for expected credit losses. Given the various considerations used to estimate the allowance for expected credit losses, we cannot precisely quantify the effect a specific industry event may have on the allowance for expected credit losses.
At December 31, 2025, the three largest balances by reinsurer accounted for 20%, 8% and 4% (2024: 12%, 7% and 5%) of reinsurance recoverable on unpaid and paid losses and loss expenses.

At December 31, 2025, amounts recoverable from reinsurers included 31% that is fully collateralized, 65% that is recoverable from reinsurers rated A- or higher by A.M. Best and 4% that is recoverable from reinsurers rated lower than A- by A.M. Best (2024: 17%, 81% and 2%, respectively).
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
Insurance Segment
For the majority of our insurance business, a fixed premium that is identified in the policy is recorded at the inception of the policy. This premium is adjusted if underlying insured values change. We actively monitor underlying insured values, and any adjustments to premiums are recognized in the period in which they are determined. Gross premiums written on a fixed premium basis accounted for 94% of the segment’s gross premiums written for the years ended December 31, 2025 and 2024. Some of this business is written through MGAs, third parties granted authority to bind risks on our behalf in accordance with our underwriting guidelines. For this business, premiums are recorded based on monthly or quarterly statements received from MGAs or best estimates based on historical experience.
The remainder of our insurance business is written on a line slip or proportional basis, where we assume an agreed proportion of the premiums and losses of a particular risk or group of risks along with other unrelated insurers. As premiums for this business are not identified in the policy, premiums are recognized at the inception of the policy based on estimates provided by clients through brokers (refer to 'Reinsurance Segment' below for further details). We review these premium estimates on a quarterly basis and any adjustments to premium estimates are recognized in the period in which they are determined. Gross premiums written on a line slip or proportional basis accounted for 6% of the segment’s gross premiums written for the years ended December 31, 2025 and 2024.
For the credit and political risk line of business, we write certain policies on a multi-year basis. Premiums in respect of these policies are recorded at the inception of the policy based on management’s best estimate of premiums to be received, including assumptions relating to prepayments/refinancing. At December 31, 2025, the average duration of unearned premiums for credit and political risk line of business was 5.5 years (2024: 5.6 years).
Reinsurance Segment
The reinsurance segment provides cover to cedants (i.e., insurance companies) on an excess of loss or on a proportional basis. In most cases, cedants seek protection from us for business that they have not yet written at the time they enter into agreements with us. Therefore, cedants must estimate their underlying premiums when purchasing reinsurance cover from us.
Excess of loss reinsurance contracts with cedants typically include minimum or deposit premium provisions. For excess of loss reinsurance contracts, minimum or deposit premiums are generally considered to be the best estimate of premiums at the inception of the contract. The minimum or deposit premium is normally adjusted at the end of the contract period to reflect changes in the underlying risks in force during the contract period. Any adjustments to minimum or deposit premiums are recognized in the period in which they are determined. Gross premiums written for excess of loss reinsurance contracts accounted for 35% and 40% of the reinsurance segment’s gross premiums written for the years ended December 31, 2025 and 2024, respectively.
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

As a result of this review process, any adjustments to premium estimates are recognized in the period in which they are determined. Changes in premium estimates could be material to gross premiums written in the period. Changes in premium estimates could also be material to net premiums earned in the period in which they are determined, as any adjustment may be substantially or fully earned. Gross premiums written for proportional reinsurance contracts, including adjustments to premium estimates established in prior years, accounted for 65% and 60% of the reinsurance segment’s gross premiums written for the years ended December 31, 2025 and 2024, respectively.
Gross premiums written for proportional reinsurance contracts incepting during the year were as follows:

Year ended December 31,	2025	2024	2023

Liability	$426,345	$365,854	$356,022
Professional lines	371,089	343,208	280,381
Motor	101,232	40,848	68,136
Accident and health	243,550	310,907	298,577
Credit and surety	263,395	205,393	169,297
Agriculture	154,367	140,714	99,806
Marine and aviation	28,236	30,916	19,839
Run-off lines
Catastrophe	—	—	1,343
Property	293	297	3,000
Engineering	—	—	—
Total run-off lines	293	297	4,343

Total estimated premiums	$1,588,507	$1,438,137	$1,296,401

Gross premiums written (reinsurance segment)	$2,465,308	$2,390,304	$2,215,761
As a % of total gross premiums written	64%	60%	59%

Historical experience has shown that cumulative adjustments to initial premium estimates for proportional reinsurance contracts have ranged from (3%) to 10% over the last 5 years.
We believe that a reasonably likely change to 2025 initial premium estimates for proportional reinsurance contracts would be 2% in either direction. A change in initial premium estimates of this magnitude would result in a change in gross premiums written of approximately $32 million. A change in initial premium estimates of this magnitude would not have a material impact on pre-tax net income. Larger variations, positive or negative, are possible.

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
Fixed Maturities and Equity Securities
At December 31, 2025, the fair values of 95% (2024: 94%) of total fixed maturities and equity securities were based on prices provided by globally recognized independent pricing services where we have a current and detailed understanding of how their prices were derived. The remaining securities were priced by either non-binding broker quotes or internal valuation models.
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
At December 31, 2025 and 2024, we did not adjust any pricing provided by independent pricing services.
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
Other Investments
Multi-strategy Funds, Direct Lending Funds, Private Equity Funds and Real Estate Funds
The fair values of multi-strategy funds, direct lending funds, private equity funds and real estate funds are estimated using net asset values (NAVs) as advised by external fund managers or third-party administrators. At December 31, 2025, the estimated fair value of our investments in these funds was $854 million (2024: $808 million). Refer to Item 8, Note 6 to the Consolidated Financial Statements 'Fair Value Measurements' for further details.

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
At December 31, 2025, the estimated fair value of these investments was $124 million (2024: $92 million). Refer to Item 8, Note 6 to the Consolidated Financial Statements 'Fair Value Measurements' for further details.
Other privately held investments includes investments in private company investment funds focusing on financial services technology companies with an emphasis on insurance technology companies ("private company investment funds").
The fair values of private company investment funds are estimated using NAVs as advised by external fund managers or third-party administrators. At December 31, 2025, the estimated fair value of our investments in these funds was $50 million (2024: $30 million). Refer to Item 8, Note 6 to the Consolidated Financial Statements 'Fair Value Measurements' for further details.
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
At December 31, 2025, we recorded an allowance for expected credit losses of $2 million (2024: $4 million) and for the year ended December 31, 2025, we recorded impairment losses of $2 million (2024: $nil) (refer to 'Net Investment Income and Net Investment Gains (Losses)' for further details). The allowance for expected credit loss is charged to net income (loss) and is included in net investment gains (losses) in the consolidated statements of operations.
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

RECENT ACCOUNTING PRONOUNCEMENTS

At December 31, 2025, there were no recently issued accounting pronouncements that we have not yet adopted that we expect could have a material impact on our results of operations, financial condition or liquidity.

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
At December 31, 2025, 97% (2024: 96%) of fixed maturities are classified as available for sale, therefore changes in fair values caused by changes in interest rates and foreign currency exchange rates have an immediate impact on other comprehensive income (loss), total shareholders’ equity and book value per common share but do not have an immediate impact on net income (loss). Changes in these market risks impact net income (loss) when, and if, securities are sold, or an impairment charge or an allowance for expected credit losses is recorded.
Equity securities are reported at fair value, with changes in fair values recognized in net income (loss).
At December 31, 2025 and 2024, we also invested in alternative investments including multi-strategy funds, direct lending funds, private equity funds, real estate funds and other privately held investments. These investments are also exposed to market risks, with the changes in fair values immediately reported in net income (loss).
Sensitivity Analysis
The following is a sensitivity analysis of our primary market risk exposures at December 31, 2025 and 2024.
Our policies to address these risks in 2025 were not materially different from 2024. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based on what is known or expected to be in effect in future reporting periods.
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

The following table presents the estimated pre-tax impact on the fair value of fixed maturities classified as available for sale due to an instantaneous increase in the U.S. yield curve of 100 basis points and an additional 100 basis point credit spread widening for corporate debt, non-agency commercial MBS and residential MBS, ABS and municipal bond securities:

	Fair value	Potential adverse change in fair value
		Increase in interest rate by 100 basis points	Widening of credit spreads by 100 basis points	Total

At December 31, 2025
U.S. government and agency	$2,417,901	$(64,341)	$—	$(64,341)
Non-U.S. government	810,544	(25,922)	—	(25,922)
Agency RMBS	2,035,352	(105,934)	—	(105,934)

Securities exposed to credit spreads:
Corporate debt	5,222,433	(164,934)	(180,586)	(345,520)
CMBS	801,511	(22,024)	(26,484)	(48,508)
Non-agency RMBS	190,124	(6,723)	(6,660)	(13,383)
ABS	1,488,067	(18,842)	(41,886)	(60,728)
Municipals	52,095	(1,934)	(1,971)	(3,905)
	$13,018,027	$(410,654)	$(257,587)	$(668,241)

At December 31, 2024
U.S. government and agency	$2,802,986	$(60,634)	$—	$(60,634)
Non-U.S. government	729,939	(22,143)	—	(22,143)
Agency RMBS	1,184,845	(61,576)	—	(61,576)

Securities exposed to credit spreads:
Corporate debt	4,842,190	(154,058)	(166,011)	(320,069)
CMBS	819,608	(21,745)	(24,749)	(46,494)
Non-agency RMBS	122,536	(5,287)	(5,090)	(10,377)
ABS	1,539,832	(17,343)	(35,727)	(53,070)
Municipals	110,817	(3,675)	(3,751)	(7,426)
	$12,152,753	$(346,461)	$(235,328)	$(581,789)

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
In addition, our investment in bond mutual funds is exposed to interest rate risk. However, this exposure is largely mitigated by the duration of the underlying securities.
Equity Price Risk
Our portfolio of equity securities, excluding the bond mutual funds, has exposure to equity price risk. This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices. The global equity portfolio is managed to a benchmark composite index, which consists of a blend of the S&P 500 and MSCI World indices. Changes in the underlying indices have a corresponding impact on the overall portfolio. At December 31, 2025, the fair value of equity securities, excluding the bond mutual funds was $436 million (2024: $323 million). At December 31, 2025, the impact of a 20% decline in the overall market prices of our equity exposures would be $87 million (2024: $65 million), on a pre-tax basis.

Our investment in multi-strategy funds has significant exposure to equity strategies with net long positions. At December 31, 2025, the fair value of multi-strategy funds was $12 million (2024: $25 million). At December 31, 2025, the impact of an instantaneous 15% decline in the fair value of our investment in multi-strategy funds would be $2 million (2024: $4 million), on a pre-tax basis.

Foreign Currency Risk
The following table presents a sensitivity analysis of total net foreign currency exposures on total shareholders' equity:

	AUD	CAD	EUR	GBP	JPY	Other	Total

At December 31, 2025
Net managed assets (liabilities), excluding derivatives	$135,286	$413,949	$9,895	$56,488	$(15,568)	$131,181	$731,231
Foreign currency derivatives, net	(101,675)	(406,676)	55,158	(52,193)	9,947	(157,982)	(653,421)
Net managed foreign currency exposure	33,611	7,273	65,053	4,295	(5,621)	(26,801)	77,810
Other net foreign currency exposure	—	263	116	147	—	1	527
Total net foreign currency exposure	$33,611	$7,536	$65,169	$4,442	$(5,621)	$(26,800)	$78,337
Net foreign currency exposure as a percentage of total shareholders’ equity	0.5%	0.1%	1.0%	0.1%	(0.1%)	(0.4%)	1.2%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$3,361	$754	$6,517	$444	$(562)	$(2,680)	$7,834

At December 31, 2024
Net managed assets (liabilities), excluding derivatives	$87,511	$366,541	$(344,739)	$15,836	$(38,893)	$88,887	$175,143
Foreign currency derivatives, net	(69,834)	(356,150)	290,800	36,430	35,648	(112,409)	(175,515)
Net managed foreign currency exposure	17,677	10,391	(53,939)	52,266	(3,245)	(23,522)	(372)
Other net foreign currency exposure	—	55	(607)	19	—	1	(532)
Total net foreign currency exposure	$17,677	$10,446	$(54,546)	$52,285	$(3,245)	$(23,521)	$(904)
Net foreign currency exposure as a percentage of total shareholders’ equity	0.3%	0.2%	(0.9%)	0.9%	(0.1%)	(0.4%)	—%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$1,768	$1,045	$(5,455)	$5,229	$(325)	$(2,352)	$(90)

(1)Assumes 10% appreciation in underlying currencies relative to the U.S. dollar.
The Company manages foreign currency risk by seeking to match its foreign-denominated net liabilities under insurance and reinsurance contracts with cash and investments that are denominated in the same currencies.

The functional currency of the Company and the majority of its subsidiaries is the U.S. dollar. Monetary assets and liabilities under insurance and reinsurance contracts denominated in foreign currency are remeasured to the functional currency at the rates of exchange in effect at the balance sheet date with the resulting foreign exchange losses (gains) recognized in net income (loss). Foreign currency losses (gains) related to available for sale investment securities denominated in foreign currency represents an unrealized appreciation (depreciation) in the market value of the securities and are recognized in accumulated other comprehensive income (loss) ("AOCI") in total shareholders’ equity. The recognition treatment of foreign losses (gains) related to our net insurance liabilities and investments can create volatility in net income (loss) that is largely offset by foreign losses (gains) included in AOCI in total shareholders’ equity.

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
Other Net Foreign Currency Exposure
In 2025 and 2024, other net foreign currency exposure primarily consisted of residual foreign currency exposure from externally managed portfolios where the external manager hedges the foreign currency exposure.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of AXIS Capital Holdings Limited

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AXIS Capital Holdings Limited and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 27, 2026

We have served as the Company's auditor since 2001.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2025 AND 2024

	2025	2024
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2025: $12,937,728; 2024: $12,419,905 Allowance for expected credit losses 2025: $1,836; 2024: $3,938)	$13,018,027	$12,152,753
Fixed maturities, held to maturity, at amortized cost (Fair value 2025: $395,942; 2024: $436,751 Allowance for expected credit losses 2025: $nil; 2024: $nil)	397,430	443,400
Equity securities, at fair value (Cost 2025: $581,275; 2024: $520,743)	707,569	579,274
Mortgage loans, held for investment, at fair value (Allowance for expected credit losses 2025: $29,742; 2024: $23,378)	356,840	505,697
Other investments, at fair value	1,027,798	930,278
Equity method investments	227,181	206,994
Short-term investments, at fair value	20,298	223,666
Total investments	15,755,143	15,042,062
Cash and cash equivalents	820,252	2,143,471
Restricted cash and cash equivalents	500,933	920,150
Accrued interest receivable	116,252	114,012
Insurance and reinsurance premium balances receivable (Allowance for expected credit losses 2025: $15,821; 2024: $17,339)	3,244,661	2,826,942
Reinsurance recoverable on unpaid losses and loss expenses (Allowance for expected credit losses 2025: $40,340; 2024: $43,445)	8,951,763	6,840,897
Reinsurance recoverable on paid losses and loss expenses	673,765	546,287
Deferred acquisition costs	801,778	685,853
Prepaid reinsurance premiums	2,139,294	1,936,979
Receivable for investments sold	12,806	3,693
Goodwill	66,498	66,498
Intangible assets	166,050	175,967
Operating lease right-of-use assets	93,900	92,516
Loan advances made	231,542	247,775
Other assets	887,289	1,038,207
Total assets	$34,461,926	$32,681,309
Liabilities
Reserve for losses and loss expenses	$18,122,256	$17,218,929
Unearned premiums	5,825,698	5,211,865
Insurance and reinsurance balances payable	1,882,021	1,713,798
Debt	1,316,710	1,315,179
Federal Home Loan Bank advances	66,380	66,380
Payable for investments purchased	36,982	269,728
Operating lease liabilities	110,095	106,614
Other liabilities	745,349	689,437
Total liabilities	28,105,491	26,591,930
Commitments and Contingencies
Shareholders' equity
Preferred shares	550,000	550,000
Common shares (shares issued 2025: 176,580; 2024: 176,580 shares outstanding 2025: 74,135; 2024: 82,984)	2,206	2,206
Additional paid-in capital	2,405,792	2,394,063
Accumulated other comprehensive income (loss)	28,431	(267,557)
Retained earnings	8,181,699	7,341,569
Treasury shares, at cost (2025: 102,445; 2024: 93,596)	(4,811,693)	(3,930,902)
Total shareholders’ equity	6,356,435	6,089,379
Total liabilities and shareholders’ equity	$34,461,926	$32,681,309
 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

	2025	2024	2023
	(in thousands, except for per share amounts)
Revenues
Net premiums earned	$5,714,609	$5,306,235	$5,083,781
Net investment income	766,903	759,229	611,742
Other insurance related income	23,216	30,721	22,495
Net investment gains (losses):
Increase in allowance for expected credit losses	(4,261)	(10,338)	(5,246)
Impairment losses	(2,268)	(408)	(12,757)
Other realized and unrealized investment gains (losses)	65,479	(127,788)	(56,627)
Total net investment gains (losses)	58,950	(138,534)	(74,630)
Total revenues	6,563,678	5,957,651	5,643,388

Expenses
Net losses and loss expenses	3,288,541	3,158,487	3,393,102
Acquisition costs	1,136,469	1,070,551	1,000,945
General and administrative expenses	703,931	666,202	684,446
Foreign exchange losses (gains)	141,983	(50,822)	58,115
Interest expense and financing costs	66,659	67,766	68,421
Reorganization expenses	—	26,312	28,997
Amortization of intangible assets	9,917	10,917	10,917
Total expenses	5,347,500	4,949,413	5,244,943

Income before income taxes and interest in income of equity method investments	1,216,178	1,008,238	398,445
Income tax (expense) benefit	(216,732)	55,595	(26,316)
Interest in income of equity method investments	9,452	17,953	4,163
Net income	1,008,898	1,081,786	376,292
Preferred share dividends	30,250	30,250	30,250
Net income available to common shareholders	$978,648	$1,051,536	$346,042

Per share data
Earnings per common share:
Earnings per common share	$12.52	$12.49	$4.06
Earnings per diluted common share	$12.35	$12.35	$4.02
Weighted average common shares outstanding	78,192	84,165	85,142
Weighted average diluted common shares outstanding	79,266	85,176	86,012

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

	2025	2024	2023
	(in thousands)
Net income	$1,008,898	$1,081,786	$376,292

Other comprehensive income, net of tax:
Available for sale investments:
Unrealized gains (losses) arising during the year for which an allowance for expected credit losses has not been recognized	252,011	(33,030)	257,940
Unrealized gains (losses) arising during the year for which an allowance for expected credit losses has been recognized	(420)	(248)	9,583
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income	30,016	155,320	128,513
Unrealized gains (losses) arising during the year, net of reclassification adjustment	281,607	122,042	396,036
Foreign currency translation adjustment	14,381	(23,763)	(1,572)
Total other comprehensive income, net of tax	295,988	98,279	394,464
Comprehensive income	$1,304,886	$1,180,065	$770,756

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

	2025	2024	2023
	(in thousands)
Preferred shares
Balance at beginning and end of year	$550,000	$550,000	$550,000

Common shares (par value)
Balance at beginning and end of year	2,206	2,206	2,206

Additional paid-in capital
Balance at beginning of year	2,394,063	2,383,030	2,366,253
Treasury shares reissued	(31,455)	(29,454)	(40,430)
Share-based compensation expense	43,184	40,487	57,207
Balance at end of year	2,405,792	2,394,063	2,383,030

Accumulated other comprehensive income (loss)
Balance at beginning of year	(267,557)	(365,836)	(760,300)
Unrealized gains (losses) on available for sale investments, net of tax:
Balance at beginning of year	(225,617)	(347,659)	(743,695)
Unrealized gains (losses) arising during the year, net of reclassification adjustment	281,607	122,042	396,036
Balance at end of year	55,990	(225,617)	(347,659)
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of year	(41,940)	(18,177)	(16,605)
Foreign currency translation adjustment	14,381	(23,763)	(1,572)
Balance at end of year	(27,559)	(41,940)	(18,177)
Balance at end of year	28,431	(267,557)	(365,836)

Retained earnings
Balance at beginning of year	7,341,569	6,440,528	6,247,022
Net income	1,008,898	1,081,786	376,292
Preferred share dividends (1)	(30,250)	(30,250)	(30,250)
Common share dividends (1)	(138,518)	(150,495)	(152,536)
Balance at end of year	8,181,699	7,341,569	6,440,528

Treasury shares, at cost
Balance at beginning of year	(3,930,902)	(3,746,732)	(3,765,271)
Shares repurchased	(914,276)	(215,868)	(23,596)
Shares reissued	33,485	31,698	42,135
Balance at end of year	(4,811,693)	(3,930,902)	(3,746,732)

Total shareholders' equity	$6,356,435	$6,089,379	$5,263,196

(1) Refer to Note 15 'Shareholders' Equity' for details on dividends declared and paid related to the Company's common and preferred shares.
 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

	2025	2024	2023
	(in thousands)
Cash flows from operating activities:
Net income	$1,008,898	$1,081,786	$376,292
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment (gains) losses (1)	(56,045)	144,175	74,630
Net realized and unrealized gains on other investments	(67,961)	(47,203)	(19,682)
Amortization of fixed maturities	(39,612)	(38,428)	(20,167)
Interest in income of equity method investments	(9,452)	(17,953)	(4,163)
Other amortization and depreciation	56,379	55,306	75,552
Share-based compensation expense, net of cash payments	45,214	42,731	54,120
Changes in:
Accrued interest receivable	(2,298)	(8,441)	(11,777)
Reinsurance recoverable on unpaid losses and loss expenses	(2,120,523)	(543,442)	(493,831)
Reinsurance recoverable on paid losses and loss expenses	(190,804)	(3,764)	(60,860)
Deferred acquisition costs	(115,444)	(84,839)	11,780
Prepaid reinsurance premiums	(203,531)	(31,265)	(365,732)
Reserve for losses and loss expenses	906,298	841,727	1,272,999
Unearned premiums	614,481	482,867	388,747
Insurance and reinsurance balances, net	(16,349)	94,122	49,132
Other items	149,817	(122,566)	(71,481)
Net cash provided by (used in) operating activities	(40,932)	1,844,813	1,255,559

Cash flows from investing activities:
Purchases of:
Fixed maturities, available for sale	(9,183,843)	(10,530,382)	(6,348,753)
Fixed maturities, held to maturity	(125,203)	(105,755)	(37,499)
Equity securities	(130,880)	(114,519)	(89,502)
Mortgage loans	(15,437)	(17,655)	(24,867)
Other investments	(170,182)	(69,596)	(91,010)
Equity method investments	(10,735)	(14,407)	(22,183)
Short-term investments	(244,688)	(331,267)	(247,499)
Unsettled payable for reverse repurchase agreements included in cash and cash equivalents	—	247,495	—
Proceeds from the sale of:
Fixed maturities, available for sale	6,811,178	9,059,672	4,848,826
Equity securities	98,865	154,645	55,651
Other investments	140,623	135,975	158,348
Short-term investments	315,659	58,151	227,318
Proceeds from redemption of fixed maturities, available for sale	1,616,339	1,508,473	934,017
Proceeds from redemption of fixed maturities, held to maturity	171,219	348,812	49,609
Proceeds from redemption of short-term investments	134,973	69,010	76,545
Proceeds from the repayment of mortgage loans	153,341	98,241	36,375
Proceeds from the purchase of other assets, net	(51,282)	(17,396)	(31,144)
Loan advances made	(138,672)	(199,045)	(349,842)
Net cash provided by (used in) investing activities	(628,725)	280,452	(855,610)

Cash flows from financing activities:
Repurchase of common shares	(887,717)	(199,944)	—
Taxes paid on withholding shares	(26,559)	(15,925)	(23,596)
Dividends paid - common shares	(142,732)	(151,765)	(153,775)
Dividends paid - preferred shares	(30,250)	(30,250)	(30,250)
Federal Home Loan Bank advances, net	—	(19,410)	5,250
Net cash used in financing activities	(1,087,258)	(417,294)	(202,371)

Effect of exchange rate changes on foreign currency cash, cash equivalents and restricted cash	14,479	(28,335)	11,754
Increase (decrease) in cash, cash equivalents and restricted cash	(1,742,436)	1,679,636	209,332
Cash, cash equivalents and restricted cash - beginning of year	3,063,621	1,383,985	1,174,653
Cash, cash equivalents and restricted cash - end of year	$1,321,185	$3,063,621	$1,383,985

(1) In 2025, net investment (gains) losses in the consolidated statements of cash flows excluded net realized gains on overseas deposits of $3 million (2024: $6 million) that are included in net investment (gains) losses in the consolidated statement of operations.

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

Supplemental disclosures of cash flow information:	2025	2024	2023
Income taxes paid	$126,843	$80,557	$77,479
Interest paid	$62,554	$64,180	$63,596

Non-cash settlements with Third-Party Reinsurer
Loan advances made	$1,325	$74,976	$81,708
Reinsurance recoverable on unpaid losses and loss expenses	—	—	21,308
Interest receivable on loan advances made	—	—	3,562
Net cash inflows	$1,325	$74,976	$106,578

Insurance and reinsurance balances payable, net	$(1,325)	$(74,976)	$(106,578)
Net cash outflows	$(1,325)	$(74,976)	$(106,578)

Refer to Note 5 'Investments' for details of non-cash settlements with Monarch Point Re (Monarch Point Re (ISA 2023) Ltd., Monarch Point Re (ISA 2024) Ltd., Monarch Point Re (ISA 2025) Ltd., individually, collectively, or together with Monarch Point Re (ISAC) Ltd "Monarch Point Re").

 See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024, AND 2023

1.    ORGANIZATION

AXIS Capital Holdings Limited ("AXIS Capital" and together with its wholly-owned subsidiaries the "Company"), was incorporated on December 9, 2002, under the laws of Bermuda. The Company is a global specialty underwriter and provider of insurance and reinsurance solutions. The Company's principal operating subsidiaries, located in Bermuda, the United States ("U.S."), Europe, Singapore and Canada, are described below:

•AXIS Specialty Limited ("AXIS Specialty Bermuda"), a Bermuda domiciled company, is licensed to provide specialty lines insurance and reinsurance products on a worldwide basis. In addition, AXIS Specialty Bermuda conducts insurance and reinsurance business through its branch in Singapore, AXIS Specialty Limited (Singapore Branch). AXIS Specialty Bermuda ceased writing new business through its branch in Singapore on January 1, 2024, and will close this branch, subject to meeting all regulatory and legal requirements. AXIS Specialty Insurance Limited ("AXIS Specialty Insurance Bermuda"), a Bermuda domiciled company, incorporated on August 19, 2024, was licensed on December 17, 2024 to provide specialty lines insurance and reinsurance products on a worldwide basis.

•AXIS Insurance Company, domiciled in Illinois, and AXIS Reinsurance Company, domiciled in New York, together with AXIS Reinsurance Company (Canadian Branch) are licensed to offer a range of specialty lines insurance and reinsurance products to a variety of niche markets on a worldwide basis. AXIS Surplus Insurance Company, domiciled in Illinois, is eligible to write insurance on a surplus lines basis.

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

•AXIS Re SE is a European public limited liability company, incorporated as a reinsurer under the laws of Ireland. AXIS Re SE is a Societas Europaea (SE), or European society company registered in accordance with company law of the EU. AXIS Re SE also conducts reinsurance business through its branch in Switzerland, AXIS Re SE, Dublin (Zurich Branch).

•The Company operates in the Lloyd's of London ("Lloyd's") market through its corporate members AXIS Corporate Capital UK Limited and AXIS Corporate Capital UK II Limited, that provided 70% and 30% capital support, respectively, to AXIS Syndicate 1686 ("Syndicate 1686") through December 31, 2024. AXIS Corporate Capital UK II Limited provided 100% capital support to Syndicate 1686 for underwriting activities effective January 1, 2025. Syndicate 1686 is managed by AXIS Managing Agency Ltd. ("AXIS Managing Agency").

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
DECEMBER 31, 2025, 2024, AND 2023

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
To facilitate comparison of information across periods, certain reclassifications have been made to prior year amounts to conform to the current year's presentation. At December 31, 2025, the Company presented loss funds and funds withheld balances in other assets and excess ceding commissions in other liabilities in the consolidated balance sheet. These amounts were previously included in insurance and reinsurance premium balances receivable and deferred acquisition costs, respectively in the consolidated balance sheets. These reclassifications did not impact results of operations, financial condition or liquidity.
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
DECEMBER 31, 2025, 2024, AND 2023

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

In instances where the Company intends to hold the impaired fixed maturity, available for sale security, the Company determines whether the decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. If the Company does not anticipate to fully recover the amortized cost, an allowance for expected credit losses is established. The allowance for expected credit losses is limited to the difference between a security's amortized cost basis and its fair value. The allowance for expected credit losses is charged to net income (loss) and is included in net investment gains (losses).
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
DECEMBER 31, 2025, 2024, AND 2023

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
DECEMBER 31, 2025, 2024, AND 2023

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
DECEMBER 31, 2025, 2024, AND 2023

2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Acquisition Costs
Acquisition costs vary with and are directly related to the successful acquisition efforts of acquiring new or renewing existing insurance and reinsurance contracts and consist primarily of fees and commissions paid to brokers and premium taxes. Acquisition costs are shown net of ceding commissions receivable on reinsurance purchased limited to an amount that represents recovery of initial acquisition costs. Ceding commissions receivable in excess of the recovery of initial acquisition costs are recognized in other liabilities in the consolidated balance sheets. Net acquisition costs and any excess ceding commissions are deferred and charged to net income (loss) as the related premium is earned.
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
The Company reviews its reserve for losses and loss expenses on a quarterly basis. Case reserves are primarily established based on amounts reported by clients and/or their brokers. Management estimates IBNR after reviewing detailed actuarial analyses and applying informed judgment regarding qualitative factors that may not be fully captured in the actuarial estimates. A variety of actuarial methods are utilized in this process, including the Expected Loss Ratio, Chain Ladder and Bornhuetter-Ferguson methods. The estimate is highly dependent on management’s judgment as to which method(s) are most appropriate for a particular accident/underwriting year and reserve class. Historical claims data may be supplemented with industry benchmarks when applying these methodologies.
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024, AND 2023

2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
g)    Share-based Compensation
The Company is authorized to issue restricted shares, restricted stock units, performance restricted stock units, stock options, stock appreciation rights and other equity-based awards to its employees and directors. The Company's plan includes share-settled service awards and share-settled performance awards.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024, AND 2023

2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Restricted Stock Units - Share-Settled
The fair value of share-settled service awards is based on market value of the Company's common shares measured at the grant date and is expensed over the requisite service period. The Company recognizes forfeitures when they occur.

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
i)    Goodwill and Intangible Assets
The Company recognizes goodwill and other intangible assets in connection with certain acquisitions. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in these acquisitions and is not amortized. Other intangible assets with a finite life are amortized over the estimated useful life of the intangible asset. Other intangible assets with an indefinite life are not amortized.
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024, AND 2023

2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
m)    New Accounting Standards Adopted in 2025
Improvements to Income Tax Disclosures

Effective October 1, 2025 the Company adopted Accounting Standards Update ("ASU" or "Update") ASU 2023-09 "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures" which aims to provide more transparency and comparability of income taxes disclosures by jurisdiction.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024, AND 2023

2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The amendments applicable to the Company primarily relate to the effective tax rate reconciliation and the requirement to provide a more detailed reconciliation of income tax expense by comparing reported income tax expense to the amount calculated using the statutory tax rate of the entity’s country of domicile. The amendments also introduce enhanced disaggregation requirements including separate disclosure of specified categories that meet a quantitative threshold.

In addition, the amendments required the Company to disclose income taxes paid (net of refunds received) disaggregated between federal and state taxes in the Company’s country of domicile and foreign income taxes paid disaggregated by individual jurisdictions when the amount paid (net of refunds received) in a jurisdiction is equal to or greater than 5 percent of total income taxes paid (net of refunds received) (refer to Note 20 'Income Taxes').
The adoption of this guidance did not impact the Company's results of operations, financial condition, or liquidity.
n) Recently Issued Accounting Standards Not Yet Adopted
Disaggregation of Income Statement Expenses

On November 4, 2024, the FASB issued ASU 2024-03 "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expense" which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements.

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

The guidance is effective for fiscal years beginning after December 15, 2026 and for interim periods, effective within fiscal years beginning after December 15, 2027. As this Update relates solely to financial statement disclosures its adoption will not impact the Company's results of operations, financial condition, or liquidity.
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
DECEMBER 31, 2025, 2024, AND 2023

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
Reinsurance
The Company's reinsurance segment provides reinsurance to insurance companies on a worldwide basis. The product lines in this segment are liability, professional lines, motor, accident and health, credit and surety, agriculture, marine and aviation, and run-off lines which include catastrophe and property lines of business that the Company placed into run-off in 2022 and engineering lines of business that the Company placed into run-off in 2020.
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
The following tables present the underwriting results of the Company's reportable segments, as well as the carrying amounts of allocated goodwill and intangible assets:

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024, AND 2023

3.    SEGMENT INFORMATION (CONTINUED)

At and year ended December 31, 2025	Insurance	Reinsurance	Total

Gross premiums written	$7,179,206	$2,465,308	$9,644,514
Net premiums written	4,627,224	1,494,432	6,121,656
Net premiums earned	4,291,485	1,423,124	5,714,609
Other insurance related income	677	22,539	23,216
Current accident year net losses and loss expenses	(2,404,202)	(971,302)	(3,375,504)
Net favorable prior year reserve development	66,975	19,988	86,963
Acquisition costs	(820,324)	(316,145)	(1,136,469)
Underwriting-related general and administrative expenses	(537,558)	(50,111)	(587,669)
Underwriting income	$597,053	$128,093	725,146

Net investment income			766,903
Net investment gains			58,950
Corporate expenses			(116,262)
Foreign exchange (losses) gains			(141,983)
Interest expense and financing costs			(66,659)
Reorganization expenses			—
Amortization of intangible assets			(9,917)
Income before income taxes and interest in income of equity method investments			1,216,178
Income tax expense			(216,732)
Interest in income of equity method investments			9,452
Net income			1,008,898
Preferred share dividends			30,250
Net income available to common shareholders			$978,648

Current accident year loss ratio	56.0%	68.3%	59.1%
Prior year reserve development ratio	(1.5%)	(1.5%)	(1.6%)
Net losses and loss expenses ratio	54.5%	66.8%	57.5%
Acquisition cost ratio	19.1%	22.2%	19.9%
General and administrative expense ratio	12.5%	3.6%	12.4%
Combined ratio	86.1%	92.6%	89.8%

Goodwill and intangible assets	$232,548	$—	$232,548

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024, AND 2023

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
DECEMBER 31, 2025, 2024, AND 2023

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024, AND 2023

3.    SEGMENT INFORMATION (CONTINUED)
The following table presents gross premiums written by the geographical location of the Company's subsidiaries:

Years ended December 31,	2025	2024	2023

U.S.	$5,204,252	$4,864,074	$4,484,789
Ireland	1,892,851	1,923,006	1,837,177
Lloyd's of London	2,346,215	1,998,217	1,759,990
Bermuda	201,196	220,591	274,569
Gross premiums written	$9,644,514	$9,005,888	$8,356,525

The following table presents net premiums earned by segment and line of business:

Years ended December 31,	2025	2024	2023

Insurance
Property	$1,347,011	$1,139,308	$878,849
Professional lines	887,533	817,535	764,558
Liability	543,627	494,561	496,381
Cyber	310,837	347,842	323,025
Marine and aviation	665,306	614,826	567,292
Accident and health	338,522	360,894	306,061
Credit and political risk	198,649	151,070	125,534
Total Insurance	4,291,485	3,926,036	3,461,700

Reinsurance
Liability	314,003	309,265	403,239
Professional lines	198,457	169,074	205,404
Motor	126,233	123,545	155,942
Accident and health	303,690	322,932	341,806
Credit and surety	273,702	231,780	236,408
Agriculture	137,367	126,549	121,628
Marine and aviation	57,667	64,609	65,658
Run-off lines
Catastrophe	406	13,412	33,963
Property	3,845	6,266	44,508
Engineering	7,754	12,767	13,525
Total run-off lines	12,005	32,445	91,996

Total Reinsurance	1,423,124	1,380,199	1,622,081

Total	$5,714,609	$5,306,235	$5,083,781

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

4.    GOODWILL AND INTANGIBLE ASSETS
The table below provides details of goodwill and intangible assets related to the Company's insurance segment:

	Goodwill	Intangible assets with an indefinite life	Intangible assets with a finite life	Total

At December 31, 2023
Gross amount	$95,890	$120,784	$394,604	$611,278
Accumulated amortization	n/a	n/a	(317,588)	(317,588)
Accumulated translation adjustment	4,911	—	—	4,911
	100,801	120,784	77,016	298,601
Amortization	n/a	n/a	(10,917)	(10,917)
Impairment charges	—	—	—	—
At December 31, 2024
Gross amount	95,890	120,784	394,604	611,278
Accumulated amortization	n/a	n/a	(328,505)	(328,505)
Accumulated translation adjustment	4,911	—	—	4,911
	100,801	120,784	66,099	287,684
Amortization	n/a	n/a	(10,917)	(10,917)
Impairment charges	—	—	—	—
Tax-related adjustments	(34,303)	—	—	(34,303)
At December 31, 2025
Gross amount	95,890	120,784	394,604	611,278
Accumulated amortization	n/a	n/a	(339,421)	(339,421)
Accumulated translation adjustment	4,911	—	—	4,911
Tax-related adjustments	(34,303)	—	—	(34,303)
	66,498	120,784	55,183	242,465
Amortization	n/a	n/a	(9,917)	(9,917)
Impairment charges	—	—	—	—
	$66,498	$120,784	$45,266	$232,548

n/a – not applicable
Intangible Assets with an Indefinite Life
Intangible assets with an indefinite life include U.S. state licenses that provide a legal right to transact business indefinitely and the value of Lloyd's syndicate capacity, which represents the right to underwrite a certain allocated limit of premium in the Lloyd's market.
Impairment Review
For the years ended December 31, 2025, 2024 and 2023, the Company's impairment review of goodwill did not result in the recognition of an impairment loss.
Tax-related Adjustments
During the year ended December 31, 2024, the Company assessed that certain deferred tax assets and deferred tax liabilities were no longer required and recognized a tax-related adjustment of $34 million.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

4.    GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

The tables below provide details of the gross amount and accumulated amortization by category of value of business acquired ("VOBA") and intangible assets:

	VOBA and intangible assets
At December 31, 2025	Gross amount	Accumulated amortization	Total

U.S. state licenses	$26,036	n/a	$26,036
Syndicate capacity (2)	94,748	n/a	94,748
Customer relationships and customers lists (1)	13,330	$(13,330)	—
VOBA(2)	256,942	(256,942)	—
Coverholders (2)	63,565	(43,701)	19,864
Large brokers (2)	46,641	(25,653)	20,988
SME brokers (2)	14,126	(9,712)	4,414
	$515,388	$(349,338)	$166,050

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

	VOBA and intangible assets
At December 31, 2024	Gross amount	Accumulated amortization	Total

U.S. state licenses	$26,036	n/a	$26,036
Syndicate capacity (2)	94,748	n/a	94,748
Customer relationships and customers lists (1)	13,330	$(12,993)	337
VOBA(2)	256,942	(256,942)	—
Coverholders (2)	63,565	(38,408)	25,157
Large brokers (2)	46,641	(22,545)	24,096
SME brokers (2)	14,126	(8,533)	5,593
	$515,388	$(339,421)	$175,967

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

4.    GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

The table below provides details of estimated amortization expense of intangible assets with a finite life:

Total

2026	$9,583
2027	9,583
2028	9,583
2029	7,965
2030	3,109
After 2030	5,443
Total remaining amortization expense	45,266
Indefinite lived intangible assets	120,784
Total intangible assets	$166,050

The estimated remaining average useful life of finite lived intangible assets is 5 years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

5.    INVESTMENTS
a)    Fixed Maturities, Available for Sale

The following table provides the amortized cost and fair values of the Company's fixed maturities classified as available for sale:

	Amortized cost	Allowance for expected credit losses	Gross unrealized gains	Gross unrealized losses	Fair value

At December 31, 2025
Available for sale
U.S. government and agency	$2,406,907	$—	$17,206	$(6,212)	$2,417,901
Non-U.S. government	798,984	—	14,961	(3,401)	810,544
Corporate debt	5,168,562	(1,539)	96,137	(40,727)	5,222,433
Agency RMBS(1)	2,026,043	—	31,869	(22,560)	2,035,352
CMBS(2)	811,056	—	6,641	(16,186)	801,511
Non-agency RMBS	193,372	(240)	1,366	(4,374)	190,124
ABS(3)	1,479,963	(57)	12,231	(4,070)	1,488,067
Municipals(4)	52,841	—	462	(1,208)	52,095
Total fixed maturities, available for sale	$12,937,728	$(1,836)	$180,873	$(98,738)	$13,018,027

At December 31, 2024
Available for sale
U.S. government and agency	$2,830,111	$—	$6,011	$(33,136)	$2,802,986
Non-U.S. government	753,315	—	2,584	(25,960)	729,939
Corporate debt	4,941,510	(3,690)	30,594	(126,224)	4,842,190
Agency RMBS(1)	1,245,681	—	1,154	(61,990)	1,184,845
CMBS(2)	852,534	—	1,244	(34,170)	819,608
Non-agency RMBS	132,116	(195)	597	(9,982)	122,536
ABS(3)	1,547,350	(53)	5,812	(13,277)	1,539,832
Municipals(4)	117,288	—	125	(6,596)	110,817
Total fixed maturities, available for sale	$12,419,905	$(3,938)	$48,121	$(311,335)	$12,152,753

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
DECEMBER 31, 2025, 2024 AND 2023

5.    INVESTMENTS (CONTINUED)
Contractual Maturities
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
The table below provides the contractual maturities of fixed maturities classified as available for sale:

	Amortized cost	Fair value	% of Total fair value

At December 31, 2025
Maturity
Due in one year or less	$364,414	$364,273	2.8%
Due after one year through five years	5,665,467	5,721,423	44.0%
Due after five years through ten years	2,212,109	2,231,417	17.1%
Due after ten years	185,304	185,860	1.4%
	8,427,294	8,502,973	65.3%
Agency RMBS	2,026,043	2,035,352	15.6%
CMBS	811,056	801,511	6.2%
Non-agency RMBS	193,372	190,124	1.5%
ABS	1,479,963	1,488,067	11.4%
Total	$12,937,728	$13,018,027	100.0%

At December 31, 2024
Maturity
Due in one year or less	$895,177	$885,866	7.4%
Due after one year through five years	5,637,336	5,567,905	45.8%
Due after five years through ten years	1,895,116	1,826,564	15.0%
Due after ten years	214,595	205,597	1.7%
	8,642,224	8,485,932	69.9%
Agency RMBS	1,245,681	1,184,845	9.7%
CMBS	852,534	819,608	6.7%
Non-agency RMBS	132,116	122,536	1.0%
ABS	1,547,350	1,539,832	12.7%
Total	$12,419,905	$12,152,753	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

5.    INVESTMENTS (CONTINUED)
Gross Unrealized Losses
The following table summarizes fixed maturities, available for sale in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

At December 31, 2025
Fixed maturities, available for sale
U.S. government and agency	$186,934	$(4,695)	$314,665	$(1,517)	$501,599	$(6,212)
Non-U.S. government	50,892	(2,202)	147,629	(1,199)	198,521	(3,401)
Corporate debt	589,821	(32,617)	501,402	(8,110)	1,091,223	(40,727)
Agency RMBS	338,652	(21,806)	160,500	(754)	499,152	(22,560)
CMBS	331,169	(15,831)	98,333	(355)	429,502	(16,186)
Non-agency RMBS	39,376	(4,361)	1,092	(13)	40,468	(4,374)
ABS	94,908	(3,582)	204,271	(488)	299,179	(4,070)
Municipals	21,039	(1,203)	727	(5)	21,766	(1,208)
Total fixed maturities, available for sale	$1,652,791	$(86,297)	$1,428,619	$(12,441)	$3,081,410	$(98,738)

At December 31, 2024
Fixed maturities, available for sale
U.S. government and agency	$262,368	$(17,515)	$1,026,139	$(15,621)	$1,288,507	$(33,136)
Non-U.S. government	98,846	(9,179)	457,889	(16,781)	556,735	(25,960)
Corporate debt	934,975	(78,979)	2,032,254	(47,245)	2,967,229	(126,224)
Agency RMBS	280,550	(35,333)	749,040	(26,657)	1,029,590	(61,990)
CMBS	410,213	(22,334)	260,411	(11,836)	670,624	(34,170)
Non-agency RMBS	69,418	(9,900)	8,302	(82)	77,720	(9,982)
ABS	147,281	(8,471)	295,897	(4,806)	443,178	(13,277)
Municipals	49,495	(4,198)	51,002	(2,398)	100,497	(6,596)
Total fixed maturities, available for sale	$2,253,146	$(185,909)	$4,880,934	$(125,426)	$7,134,080	$(311,335)

At December 31, 2025, 2,244 fixed maturities (2024: 3,994) were in an unrealized loss position of $99 million (2024: $311 million) of which $9 million (2024: $14 million) was related to securities below investment grade or not rated.

At December 31, 2025, 1,522 fixed maturities (2024: 2,108) had been in a continuous unrealized loss position for twelve months or greater and had a fair value of $1,653 million (2024: $2,253 million).

The unrealized losses of $99 million (2024: $311 million) were due to non-credit factors and were expected to be recovered as the related securities approach maturity.

At December 31, 2025, the Company did not intend to sell the securities in an unrealized loss position and it is more likely than not that the Company will not be required to sell these securities before the anticipated recovery of their amortized costs.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

5.    INVESTMENTS (CONTINUED)
b)    Fixed Maturities, Held to Maturity
The following table provides the amortized cost and fair values of the Company's fixed maturities classified as held to maturity:

	Amortized cost	Allowance for expected credit losses	Net carrying value	Gross unrealized gains	Gross unrealized losses	Fair value

At December 31, 2025
Held to maturity
Corporate debt	$145,137	$—	$145,137	$2,039	$(4,100)	$143,076
ABS(1)	252,293	—	252,293	625	(52)	252,866
Total fixed maturities, held to maturity	$397,430	$—	$397,430	$2,664	$(4,152)	$395,942

At December 31, 2024
Held to maturity
Corporate debt	$122,706	$—	$122,706	$675	$(7,764)	$115,617
ABS(1)	320,694	—	320,694	560	(120)	321,134
Total fixed maturities, held to maturity	$443,400	$—	$443,400	$1,235	$(7,884)	$436,751

(1)Asset-backed securities ("ABS") include debt tranched securities collateralized primarily by collateralized loan obligations ("CLOs").

At December 31, 2025, fixed maturities, held to maturity of $397 million (2024: $443 million) were presented net of an allowance for expected credit losses of $nil (2024: $nil).

The Company's ABS, held to maturity consist of CLO debt tranched securities ("CLO Debt"). The Company uses a scenario-based approach to review its CLO Debt portfolio and reviews subordination levels of these securities to determine their ability to absorb credit losses of the underlying collateral. If losses are forecast to be below the subordination level for a tranche held by the Company, the security is determined not to have a credit loss. At December 31, 2025 and 2024, the allowance for credit losses expected to be recognized over the life of the Company's ABS, held to maturity was $nil.

To estimate expected credit losses for corporate debt securities, held to maturity, the Company's projected cash flows are primarily driven by assumptions regarding the severity of loss, which is a function of the probability of default and projected recovery rates. The Company's default and recovery rates are based on credit ratings, credit analysis and macroeconomic forecasts. At December 31, 2025 and 2024, the allowance for credit losses expected to be recognized over the life of the Company's corporate debt, held to maturity was $nil.
Contractual Maturities
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. ABS classified as held to maturity had a net carrying value of $252 million (2024: $321 million).

Corporate debt classified as held to maturity with a net carrying value of $32 million (2024: $28 million) is due between 1 year and 3 years. Corporate debt classified as held to maturity with a net carrying value of $110 million (2024: $95 million) is due between 3 years and 10 years. Corporate debt classified as held to maturity with a net carrying value of $3 million (2024: $nil) is due after 10 years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

5.    INVESTMENTS (CONTINUED)
c)    Equity Securities

The following table provides the cost and fair values of the Company's equity securities:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value

At December 31, 2025
Equity securities
Common stocks	$13,927	$439	$(671)	$13,695
Preferred stocks	19,662	717	(68)	20,311
Exchange-traded funds	259,353	142,901	(497)	401,757
Bond mutual funds	288,333	9,411	(25,938)	271,806
Total equity securities	$581,275	$153,468	$(27,174)	$707,569

At December 31, 2024
Equity securities
Common stocks	$3,061	$65	$(488)	$2,638
Preferred stocks	5,843	136	(112)	5,867
Exchange-traded funds	188,771	126,477	(1,206)	314,042
Bond mutual funds	323,068	540	(66,881)	256,727
Total equity securities	$520,743	$127,218	$(68,687)	$579,274

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

5.    INVESTMENTS (CONTINUED)
d)    Mortgage Loans

The following table provides details of the Company's mortgage loans, held for investment:

	December 31, 2025		December 31, 2024
	Carrying value	% of Total	Carrying value	% of Total

Mortgage loans, held for investment:
Commercial	$386,582	108%	$529,075	105%
Allowance for expected credit losses	(29,742)	(8%)	(23,378)	(5%)
Total mortgage loans, held for investment	$356,840	100%	$505,697	100%

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

The commercial mortgage loan portfolio has a weighted average debt service coverage ratio of 1.6x (2024: 1.7x) and a weighted average loan-to-value ratio of 84% (2024: 78%).

At December 31, 2025, there were two commercial mortgage loans with past due amounts where the Company is assessing exit strategies. The carry value of these loans net of an allowance for expected credit losses was $14 million. At December 31, 2024, there were no past due amounts associated with the commercial mortgage loans held by the Company.

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

At December 31, 2025, the Company's mortgage loan portfolio had an allowance for expected credit losses of $30 million (2024: $23 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

5.    INVESTMENTS (CONTINUED)
e)    Other Investments
The following table provides a summary of the Company's other investments, together with additional information relating to the liquidity of each category:

	Fair value		Redemption frequency (if currently eligible)	Redemption notice period

At December 31, 2025
Multi-strategy funds	$11,577	1%	Quarterly	60-90 days
Direct lending funds	186,747	18%	Quarterly(1)	90 days
Private equity funds	364,376	36%	n/a	n/a
Real estate funds	291,491	28%	Quarterly(2), Annually(3)	45-90 days
Other privately held investments	173,607	17%	n/a	n/a
Total other investments	$1,027,798	100%

At December 31, 2024
Multi-strategy funds	$24,919	3%	Quarterly	60-90 days
Direct lending funds	171,048	18%	Quarterly(1)	90 days
Private equity funds	320,690	35%	n/a	n/a
Real estate funds	291,640	31%	Quarterly(2), Annually(3)	45-90 days
Other privately held investments	121,981	13%	n/a	n/a
Total other investments	$930,278	100%

n/a – not applicable
(1)Applies to one fund with a fair value of $2 million (2024: $3 million).
(2)Applies to one fund with a fair value of $44 million (2024: $51 million).
(3)Applies to one fund with a fair value of $24 million (2024: $21 million).

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

5.    INVESTMENTS (CONTINUED)
Two common redemption restrictions which may impact the Company's ability to redeem multi-strategy funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund’s net assets which may otherwise hinder the general partner or investment manager’s ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During 2025 and 2024, neither of these restrictions impacted the Company's redemption requests.
At December 31, 2025, the Company had $30 million (2024: $28 million) of unfunded commitments as a limited partner in multi-strategy funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until after the completion of the funds' investment term. These funds have investment terms ranging from two years to the dissolution of the underlying fund. At December 31, 2025, there were no multi-strategy fund holdings (2024: nil) where the Company is still within the lockup period.
At December 31, 2025, the Company had $292 million (2024: $170 million) of unfunded commitments as a limited partner in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from four to twelve years and the General Partners of certain funds have the option to extend the term by up to three years. At December 31, 2025, there was one direct lending fund holding (2024: nil), with a fair value of $18 million (2024: $nil), where the Company is still within the lockup period.
At December 31, 2025, the Company had $240 million (2024: $215 million) of unfunded commitments as a limited partner in private equity funds. The life of the funds is subject to the dissolution of the underlying funds. The Company expects the overall holding period to be over six years.

At December 31, 2025, the Company had $105 million (2024: $91 million) of unfunded commitments as a limited partner in real estate funds. These funds include an open-ended fund and funds with investment terms ranging from two years to the dissolution of the underlying fund.

At December 31, 2025, the Company had $16 million (2024: $21 million) of unfunded commitments as a limited partner in four private company investment funds focusing on financial services technology companies with an emphasis on insurance technology companies ("private company investment funds"). Two of these funds have investment terms of five years, one fund has an investment term of ten years and one fund has an investment term of ten years with the option to extend the term by up to three years.

f)    Equity Method Investments

The following table provides details of the Company's equity method investments:

	December 31, 2025	December 31, 2024
	Carrying value	Carrying value

Equity method investments:
Harrington Re	$163,513	$163,933
Monarch Point Re	63,668	43,061
Total equity method investments	$227,181	$206,994

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

5.    INVESTMENTS (CONTINUED)
Harrington Re
During 2016, the Company paid $108 million including direct transaction costs to acquire 19% of the common equity of Harrington Reinsurance Holdings Limited ("Harrington"), the parent company of Harrington Re Ltd. ("Harrington Re"), an independent reinsurance company jointly sponsored by the Company and The Blackstone Group L.P. ("Blackstone"). Following share tender offers in 2025 and 2024, the Company's ownership interest in Harrington increased to 23% and 22%, at December 31, 2025 and 2024, respectively.

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
Retrocession Agreement with Harrington Re
In the normal course of business, the Company enters into certain reinsurance transactions with Harrington Re.
For the year ended December 31, 2025, the Company ceded reinsurance premiums of $209 million (2024: $218 million; 2023: $298 million) and ceded losses of $131 million (2024: $197 million; 2023: $229 million) to Harrington Re. In addition, Harrington Re paid certain acquisition costs and administrative fees to the Company.
At December 31, 2025, the amount of reinsurance recoverable on unpaid and paid losses was $814 million (2024: $884 million) and the amount of ceded reinsurance payable included in insurance and reinsurance balances payable was $131 million (2024: $181 million) in the consolidated balance sheets. This transaction was conducted at market rates consistent with negotiated arms-length contracts.
During 2018, the Company entered into a quota share retrocessional agreement with Harrington Re which was deemed to have met the established criteria for retroactive reinsurance accounting. During 2024, the Company entered into a reinsurer novation and replacement agreement with Harrington Re and a third-party reinsurer with respect to this quota share retrocession contract.
Monarch Point Re
During 2023, the Company paid $22 million to acquire 18% of the common equity of Monarch Point Re (ISAC) Ltd. and Monarch Point Re (ISA 2023) Ltd., a collateralized reinsurance company formed under the laws of Bermuda as an incorporated segregated accounts company under the Incorporated Segregated Accounts Companies Act 2019, as amended (the "ISAC Act"). During 2024, the Company paid $14 million to acquire 18% of the common equity of Monarch Point Re (ISA 2024) Ltd. During 2025, the Company paid $11 million to acquire 18% of the common equity of Monarch Point Re (ISA 2025) Ltd.
Monarch Point Re is not a Variable Interest Entity ("VIE") that is required to be included in the Company's consolidated financial statements. The Company accounts for its ownership interest in Monarch Point Re under the equity method of accounting.
The Company retrocedes a diversified portfolio of casualty reinsurance business to Monarch Point Re and Stone Point Credit Adviser LLC, a wholly owned subsidiary of Stone Point Capital, LLC ("Stone Point" refer to Note 18 'Related Party Transactions') serves as its investment manager. As an investor, the Company expects to benefit from underwriting fees generated by Monarch Point Re and the income and capital appreciation Stone Point seeks to deliver through its investment management services. For the year ended December 31, 2025, fees paid by Monarch Point Re to Stone Point Credit Adviser LLC were $2 million (2024: $1 million; 2023; $0.1 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

5.    INVESTMENTS (CONTINUED)
Retrocession Agreement with Monarch Point Re
On September 22, 2023 (the "closing date"), the Company entered into an agreement, with an effective date of January 1, 2023. The agreement covers losses both on a prospective basis and on a retroactive basis. Therefore, the Company has bifurcated the prospective and retroactive elements of the agreement and is accounting for each element separately.
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

Prospective element
For the year ended December 31, 2025, the Company ceded reinsurance premiums of $328 million (2024: $323 million; 2023: $287 million) and ceded losses of $253 million (2024: $214 million; 2023: $37 million) to Monarch Point Re. In addition, Monarch Point Re paid certain acquisition costs and administrative fees to the Company.
At December 31, 2025, the amount of reinsurance recoverable on unpaid and paid losses was $462 million (2024: $246 million) and the amount of ceded reinsurance payable included in insurance and reinsurance balances payable was $227 million (2024: $226 million) in the consolidated balance sheets.
This transaction was conducted at market rates consistent with negotiated arms-length contracts.

Loan Advances Made to Monarch Point Re

During 2025, the Company advanced $227 million (2024: $253 million) to Monarch Point Re that was included in loan advances made in the Company’s consolidated balance sheets. Loan balances receivable from Monarch Point Re are settled against amounts due to Monarch Point Re under the aforementioned retrocession agreements and are treated as a non-cash activity in the consolidated statement of cash flows. The loan balance receivable at December 31, 2025 was $228 million (2024: $243 million). Loan advances made are expected to be repaid in full by May 15, 2027 (2024: May 15, 2026).
Interest on these loans was payable in 2025 at interest rates between 4.3% and 4.8% (2024: interest rates between 4.7% and 5.5%). Interest related to these loans of $5 million (2024: $7 million) was received in advance and is included in other liabilities in the consolidated balance sheets.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

5.    INVESTMENTS (CONTINUED)
The following table provides a summary of non-cash settlements with Monarch Point Re:

Non-cash settlements with Monarch Point Re	2025	2024	2023
Loan advances made	$153,579	$181,516	$50,072
Reinsurance recoverable on unpaid losses and loss expenses	59,141	31,936	4,207
Interest receivable on loan advances made	10,656	13,573	12,157
Net cash inflows	$223,376	$227,025	$66,436

Insurance and reinsurance balances payable, net	$(223,376)	$(227,025)	$(66,436)
Net cash outflows	$(223,376)	$(227,025)	$(66,436)

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

The Company does not have the power to direct the activities that are most significant to the economic performance of these VIEs. Therefore, the Company is not the primary beneficiary of these VIEs. The maximum exposure to loss on these interests is limited to the carrying value reported in the Company's consolidated balance sheets and its unfunded commitments of $612 million at December 31, 2025 (2024: $466 million). The Company has not provided financial or other support to these structured securities other than the original investment.

h)    Net Investment Income
Net investment income was derived from the following sources:

Year ended December 31,	2025	2024	2023

Fixed maturities	$612,198	$620,704	$514,842
Other investments	69,275	48,666	20,411
Equity securities	13,593	12,922	12,088
Mortgage loans	23,587	34,028	35,312
Cash and cash equivalents	75,092	59,600	50,261
Short-term investments	3,136	12,569	8,924
Gross investment income	796,881	788,489	641,838
Investment expenses	(29,978)	(29,260)	(30,096)
Net investment income	$766,903	$759,229	$611,742

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

5.    INVESTMENTS (CONTINUED)
i)    Net Investment Gains (Losses)
The following table provides an analysis of net investment gains (losses):

Year ended December 31,	2025	2024	2023

Gross realized investment gains
Fixed maturities, short-term investments, and cash and cash equivalents	$81,559	$77,525	$32,920
Equity securities	40,102	32,292	16,847
Gross realized investment gains	121,661	109,817	49,767
Gross realized investment losses
Fixed maturities, short-term investments, and cash and cash equivalents	(106,130)	(230,774)	(158,080)
Equity securities	(11,590)	(15,251)	(639)
Mortgage loans	(4,950)	(7,215)	—
Gross realized investment losses	(122,670)	(253,240)	(158,719)
(Increase) decrease in allowance for expected credit losses, fixed maturities, available for sale	2,103	6,821	974
(Increase) decrease in allowance for expected credit losses, mortgage loans	(6,364)	(17,159)	(6,220)
Impairment losses(1)	(2,268)	(408)	(12,757)
Change in fair value of investment derivatives(2)	(1,275)	1,783	(1,456)
Net unrealized gains (losses) on equity securities	67,763	13,852	53,781
Net investment gains (losses)	$58,950	$(138,534)	$(74,630)

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
(2)Refer to Note 7 'Derivative Instruments'.

The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale:

Year ended December 31,	2025	2024	2023

Balance at beginning of period	$3,938	$10,759	$11,733
Expected credit losses on securities where credit losses were not previously recognized	2,620	926	5,200
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	(1,000)	(2,319)	4,934
Impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—	—
Securities sold/redeemed/matured	(3,722)	(5,428)	(11,108)
Balance at end of period	$1,836	$3,938	$10,759

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

5.    INVESTMENTS (CONTINUED)
The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on mortgage loans:

Year ended December 31,	2025	2024	2023

Balance at beginning of period	$23,378	$6,220	$—
Expected credit losses on loans where credit losses were not previously recognized	3,172	21,757	6,220
Additions (reductions) for expected credit losses on loans where credit losses were previously recognized	8,927	2,616	—
Loans sold/redeemed/matured	(5,735)	(7,215)	—
Balance at end of period	$29,742	$23,378	$6,220

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
Non-U.S. Government
Non-U.S. government securities are evaluated for expected credit losses primarily through qualitative assessments of the likelihood of credit losses using information such as severity of unrealized losses, credit ratings and price volatility. At December 31, 2025, the gross unrealized losses of $3 million included foreign exchange losses of $1 million. At December 31, 2024, the gross unrealized losses of $26 million included foreign exchange losses of $19 million. At December 31, 2025 and 2024, the Company determined that an allowance for expected credit losses on non-U.S.government securities was not required.
Corporate Debt
To estimate expected credit losses for corporate debt securities, the Company's projected cash flows are primarily driven by assumptions regarding the severity of loss, probability of default and projected recovery rates. The Company's default and loss severity rates are based on credit rating, credit analysis and macroeconomic forecasts. At December 31, 2025 and 2024, corporate debt had an allowance for expected credit losses of $2 million (2024: $4 million) mainly related to loss severity where the forecasted recovery to amortized cost was uncertain.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

5.    INVESTMENTS (CONTINUED)
CMBS
The Company's investments in CMBS are diversified and primarily rated AA or better. At December 31, 2025, CMBS had a weighted average estimated subordination percentage of 32% (2024: 34%). Based on discounted cash flows at December 31, 2025 and 2024, the current level of subordination is sufficient to cover the estimated loan losses on the underlying collateral of the CMBS. At December 31, 2025 and 2024, the Company determined that an allowance for expected credit losses on CMBS was not required.

Non-agency RMBS
To estimate expected credit losses for non-agency RMBS, the Company's projected cash flows incorporated underlying data from widely accepted third-party data sources along with certain internal assumptions and judgments regarding the future performance of the security. These assumptions included default, delinquency, loss severity and prepayment rates.
At December 31, 2025, the fair value of the Company's non-agency RMBS was $190 million (2024: $123 million), consisting primarily of $16 million (2024: $15 million) of Prime and $162 million (2024: $92 million) of Alt-A, Non-qualified, and Home Equity MBS. At December 31, 2025 and 2024, non-agency RMBS had an allowance for expected credit losses of $0.2 million (2024: $0.2 million) related to loss severity where the forecasted recovery to amortized cost is uncertain.
ABS

The Company's investments in ABS consist mainly of CLO Debt purchased primarily as new issues between 2018 and 2025. Substantially all of these new issues had credit ratings of AA or better. The Company utilizes a scenario-based approach to review its CLO Debt portfolio based on the current asset market price. The Company also reviews subordination levels of these securities to determine their ability to absorb credit losses of underlying collateral. If losses are forecast to be below the subordination level for a tranche held by the Company, the security is determined not to have a credit loss. At December 31, 2025 and 2024, ABS had an allowance for expected credit losses of $0.1 million (2024: $0.1 million) related to loss severity where the forecasted recovery to amortized cost is uncertain.

Municipals

Municipal securities are evaluated for expected credit losses primarily through qualitative assessments of the likelihood of credit losses using information such as severity of unrealized losses, credit ratings and price volatility. At December 31, 2025 and 2024, the Company determined that an allowance for expected credit losses on municipal securities was not required.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

5.    INVESTMENTS (CONTINUED)
j)    Restricted Assets
In order to support the Company's obligations in regulatory jurisdictions where it operates as a non-admitted carrier, the Company provides collateral in the form of assets held in trust and, to a lesser extent, letters of credit (refer to Note 10(c) 'Debt and Financing Arrangements').
The Company's restricted investments and cash primarily consist of high-quality fixed maturity and short-term investment securities.
The table below provides the fair values of the Company's restricted investments and cash:

At December 31,	2025	2024

Collateral in trust for inter-company agreements	$2,820,416	$2,549,220
Collateral for secured letter of credit facility	184,651	208,090
Funds at Lloyd's	1,069,623	883,362
Collateral in trust for third-party agreements	2,481,821	2,602,306
Securities on deposit or in trust with regulatory authorities	747,100	632,268
Total restricted investments and cash	$7,303,611	$6,875,246

 k)    Reverse Repurchase Agreements

At December 31, 2025, the Company held $14 million (2024: $543 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents in the Company's consolidated balance sheets. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, the Company receives principal and interest income. The Company monitors the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

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
DECEMBER 31, 2025, 2024 AND 2023

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
DECEMBER 31, 2025, 2024 AND 2023

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
DECEMBER 31, 2025, 2024 AND 2023

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

6.    FAIR VALUE MEASUREMENTS (CONTINUED)
The tables below present the financial instruments measured at fair value on a recurring basis for the periods indicated:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At December 31, 2025
Assets
Fixed maturities, available for sale
U.S. government and agency	$2,385,085	$32,816	$—	$—	$2,417,901
Non-U.S. government	—	810,544	—	—	810,544
Corporate debt	—	5,033,161	189,272	—	5,222,433
Agency RMBS	—	2,035,352	—	—	2,035,352
CMBS	—	801,511	—	—	801,511
Non-agency RMBS	—	190,124	—	—	190,124
ABS	—	1,448,711	39,356	—	1,488,067
Municipals	—	52,095	—	—	52,095
	2,385,085	10,404,314	228,628	—	13,018,027
Equity securities
Common stocks	13,695	—	—	—	13,695
Preferred stocks	14,239	6,072	—	—	20,311
Exchange-traded funds	401,757	—	—	—	401,757
Bond mutual funds	—	271,806	—	—	271,806
	429,691	277,878	—	—	707,569
Other investments
Multi-strategy funds	—	—	—	11,577	11,577
Direct lending funds	—	—	—	186,747	186,747
Private equity funds	—	—	—	364,376	364,376
Real estate funds	—	—	—	291,491	291,491
Other privately held investments	—	—	123,925	49,682	173,607
	—	—	123,925	903,873	1,027,798
Short-term investments	—	20,298	—	—	20,298
Other assets
Derivative instruments (refer to Note 7)	—	930	—	—	930
Total Assets	$2,814,776	$10,703,420	$352,553	$903,873	$14,774,622
Liabilities
Derivative instruments (refer to Note 7)	$—	$8,859	$—	$—	$8,859
Total Liabilities	$—	$8,859	$—	$—	$8,859

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

6.    FAIR VALUE MEASUREMENTS (CONTINUED)
The following table presents changes in Level 3 for financial instruments measured at fair value on a recurring basis:

	Opening balance	Transfers into Level 3	Transfers out of Level 3	Included in net income(1)	Included in OCI (2)	Purchases	Sales	Settlements/ distributions	Closing balance	Change in unrealized gains/(losses) (3)

Year ended December 31, 2025
Fixed maturities, available for sale
Corporate debt	$126,391	$—	$—	$252	$1,843	$84,228	$(2,072)	$(21,370)	$189,272	$—
ABS	20,832	—	—	—	1,188	17,336	—	—	39,356	—
	147,223	—	—	252	3,031	101,564	(2,072)	(21,370)	228,628	—
Other investments
CLO-Equities	—	—	—	—	—	—	—	—	—	—
Other privately held investments	92,230	—	—	7,799	—	40,232	—	(16,336)	123,925	6,374
	92,230	—	—	7,799	—	40,232	—	(16,336)	123,925	6,374
Total assets	$239,453	$—	$—	$8,051	$3,031	$141,796	$(2,072)	$(37,706)	$352,553	$6,374

Year ended December 31, 2024
Fixed maturities, available for sale
Corporate debt	$135,753	$—	$(20,832)	$(1,347)	$2,051	$35,744	$(165)	$(24,813)	$126,391	$—
ABS	—	20,832	—	—	—	—	—	—	20,832	—
	135,753	20,832	(20,832)	(1,347)	2,051	35,744	(165)	(24,813)	147,223	—
Other investments
CLO-Equities	5,300	—	—	849	—	—	—	(6,149)	—	—
Other privately held investments	87,289	—	(6,899)	4,024	—	12,238	—	(4,422)	92,230	4,024
	92,589	—	(6,899)	4,873	—	12,238	—	(10,571)	92,230	4,024
Total assets	$228,342	$20,832	$(27,731)	$3,526	$2,051	$47,982	$(165)	$(35,384)	$239,453	$4,024

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

6.    FAIR VALUE MEASUREMENTS (CONTINUED)
Transfers into Level 3 from Level 2
There were no transfers into Level 3 from Level 2 during 2025 and 2024.
Transfers out of Level 3 into Level 2
There were no transfers out of Level 3 into Level 2 during 2025 and 2024.
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
For multi-strategy funds, direct lending funds, private equity funds, real estate funds and private company investment funds, valuation statements are typically released on a reporting lag. Therefore, the Company estimates the fair value of these funds by starting with the most recent fund valuations and adjusting for capital calls, redemptions, drawdowns and distributions. Return estimates are not available from the relevant fund managers for these funds, therefore the Company typically has a reporting lag in its fair value measurements of these funds. At December 31, 2025 and 2024, all funds measured at fair value using NAVs are reported generally on a one quarter lag.
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
DECEMBER 31, 2025, 2024 AND 2023

6.    FAIR VALUE MEASUREMENTS (CONTINUED)
Financial Instruments Disclosed, But Not Carried, at Fair Value
The fair value of financial instruments accounting guidance also applies to financial instruments disclosed, but not carried, at fair value, except for certain financial instruments, including insurance contracts.
At December 31, 2025, the carrying values of cash and cash equivalents including restricted amounts, accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated fair values due to their short maturities. As these financial instruments are not actively traded, their fair values are classified as Level 2.
At December 31, 2025, the Company's fixed maturities, held to maturity, were recorded at amortized cost with a carrying value of $397 million (2024: $443 million) and a fair value of $396 million (2024: $437 million). The fair values of these securities are determined using a model which uses prepayment speeds and spreads sourced primarily from the new issue market. As the significant inputs used to price these securities are observable market inputs, their fair values are classified as Level 2.
At December 31, 2025, the carrying value of mortgage loans, held for investment, approximated fair value. The fair values of mortgage loans are primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk or are determined from pricing for similar loans. As mortgage loans are not actively traded, their fair values are classified as Level 3.
At December 31, 2025, the Company's debt was recorded at amortized cost with a carrying value of $1,317 million (2024: $1,315 million) and a fair value of $1,293 million (2024: $1,247 million). The fair value of the Company's debt is based on prices obtained from a third-party pricing service and is determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As the yields for the risk-free yield curve and the spreads are observable market inputs, the fair value of this debt is classified as Level 2.
At December 31, 2025, Federal Home Loan Bank advances were recorded at amortized cost with a carrying value of $66 million (2024: $66 million) and a fair value of $66 million (2024: $66 million). As these advances are not actively traded, their fair values are classified as Level 2.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

7.    DERIVATIVE INSTRUMENTS
The following table provides the balance sheet classifications of derivatives recorded at fair value:

	December 31, 2025			December 31, 2024
	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)

Relating to investment portfolio:
Foreign exchange forward contracts	$9,583	$—	$181	$17,655	$323	$—
Relating to underwriting portfolio:
Foreign exchange forward contracts	1,425,737	930	8,678	1,323,714	9,116	3,100
Total derivatives		$930	$8,859		$9,439	$3,100

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

The following table provides a reconciliation of gross derivative assets and liabilities to the net amounts presented in the consolidated balance sheets, with the difference being attributable to the impact of master netting agreements:

	December 31, 2025			December 31, 2024
	Gross amounts	Gross amounts offset	Net amounts(1)	Gross amounts	Gross amounts offset	Net amounts(1)

Derivative assets	$3,126	$(2,196)	$930	$20,067	$(10,628)	$9,439
Derivative liabilities	$11,055	$(2,196)	$8,859	$13,728	$(10,628)	$3,100

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
DECEMBER 31, 2025, 2024 AND 2023

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

The following table provides the total unrealized and realized gains (losses) recognized in net income (loss) for derivatives not designated as hedges:

	Consolidated statement of operations line item that includes gain (loss) recognized in net income (loss)	Amount of gain (loss) recognized in net income (loss)

		2025	2024	2023

Relating to investment portfolio:
Foreign exchange forward contracts	Net investment gains (losses)	$(1,275)	$1,783	$(1,456)
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange (losses) gains	(3,439)	13,399	8,121
Total		$(4,714)	$15,182	$6,665

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

8.    RESERVE FOR LOSSES AND LOSS EXPENSES

Reserving Methodology
Sources of Information
The Company's loss reserving process begins with the collection and analysis of paid and incurred claim data for each of the Company's segments. The segment data is disaggregated by reserve class and further disaggregated by underwriting year and accident year. Underwriting year or accident year information is used to analyze the Company's business and to estimate reserves for losses and loss expenses. Reserve classes are reviewed to ensure that the underlying contracts have homogeneous loss development characteristics, while remaining large enough to make the estimation of trends credible. The Company's reserve classes are reviewed on a regular basis and adjusted over time as the Company's business evolves. The paid and incurred claim data serves as a key input to many of the methods employed by the Company's actuaries.
Actuarial Analysis
Multiple actuarial methods are available to estimate ultimate losses. Each method has its own assumptions and its own advantages and disadvantages, with no single estimation method being better than the others in all situations and no one set of assumption variables being meaningful for all reserve classes. The relative strengths and weaknesses of the specific estimation methods when applied to a particular group of claims can also change over time.
The following is a brief description of the reserve estimation methods commonly employed by the Company's actuaries including a discussion of their strengths and weaknesses:
•Expected Loss Ratio Method ("ELR Method"): This method estimates ultimate losses for an accident year or underwriting year by applying an expected loss ratio ("ELR") to the earned or written premium for that year. Generally, expected loss ratios are based on one or more of (a) an analysis of historical loss experience to date, (b) pricing information and (c) industry benchmark information, adjusted as appropriate, to reflect premium rate changes, loss and exposure trends, and terms and conditions. This method is insensitive to actual paid or incurred losses for the accident year or underwriting year in question and is, therefore, often useful in the early stages of development when few losses have been incurred. Conversely, the lack of sensitivity to paid or incurred losses for the accident year or underwriting year in question means that this method is usually inappropriate in later stages of an accident year or underwriting year’s development.
•Loss Development Method (also referred to as the "Chain Ladder Method" or "Link Ratio Method"): This method assumes that the losses paid or incurred for each accident year or underwriting year at a particular development stage follow a relatively similar pattern. It assumes that on average, every accident year or underwriting year will display the same percentage of ultimate losses paid or incurred at the same point in time after the inception of that year. The percentages paid or incurred are established for each development stage (e.g., 12 months, 24 months, etc.) after examining averages from historical loss development data and/or, in limited instances, industry benchmark information. Ultimate losses are then estimated by multiplying the actual paid or incurred losses by the reciprocal of the established incurred/paid percentage. The strengths of this method are that it reacts to loss emergence/payments and that it makes full use of historical claim emergence/payment experience. However, this method has weaknesses when the underlying assumption of stable loss development/payment patterns is not valid. This could be the consequence of changes in business mix, claim inflation trends or claim reporting practices and/or the presence of large claims, among other things. Furthermore, this method tends to produce volatile estimates of ultimate losses where there is volatility in the underlying incurred/paid patterns. In particular, where the expected percentage of incurred/paid losses is low, small deviations between actual and expected claims can lead to very volatile estimates of ultimate losses. As a result, this method is often unsuitable at early development stages for an accident year or underwriting year.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

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
Key Actuarial Assumptions
The use of the above actuarial methods requires the Company to make certain explicit assumptions, the most significant of which are expected loss ratios and loss development patterns and the Company relies on historical loss experience in establishing these assumptions. In establishing expected loss ratios for the insurance segment, consideration is given to a number of other factors, including exposure trends, rate adequacy on new and renewal business, ceded reinsurance costs, changes in claims emergence and the Company's underwriters’ view of terms and conditions in the market environment. For the reinsurance segment, expected loss ratios are based on a contract-by-contract review, which considers information provided by clients together with estimates provided by the Company's underwriters and actuaries about the impact of changes in pricing, terms and conditions and coverage. Market experience for some reserve classes as compiled and analyzed by an independent actuarial firm is also considered, as appropriate.
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
DECEMBER 31, 2025, 2024 AND 2023

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Net reserves for losses and loss expenses related to catastrophes represent the Company's best estimate of losses and loss expenses that have been incurred at December 31, 2025. The determination of these net reserves for losses and loss expenses is estimated by management after a catastrophe occurs by completing an in-depth analysis of individual contracts which may potentially have been impacted by the catastrophic event. This in-depth analysis may rely on several sources of information including:
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
While the Company believes its estimate of net reserves for losses and loss expenses is adequate for losses and loss expenses that have been incurred at December 31, 2025 based on current facts and circumstances, the Company monitors changes in paid and incurred losses in relation to each catastrophe in subsequent reporting periods and adjustments are made to estimates of ultimate losses for each event if there are developments that are different from previous expectations. Adjustments are recorded in the period in which they are identified. Actual losses for these events may ultimately differ materially from the Company's current estimates.
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

Reserve for Losses and Loss Expenses

Reserve for losses and loss expenses comprise the following:

At December 31,	2025	2024

Reserve for reported losses and loss expenses	$5,797,152	$5,433,903
Reserve for losses incurred but not reported	12,325,104	11,785,026
Reserve for losses and loss expenses	$18,122,256	$17,218,929

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reserve Roll-forward
The following table presents a reconciliation of the Company's beginning and ending gross reserves for losses and loss expenses and net reserves for unpaid losses and loss expenses:

Year ended December 31,	2025	2024	2023

Gross reserve for losses and loss expenses, beginning of year	$17,218,929	$16,434,018	$15,168,863
Less reinsurance recoverable on unpaid losses and loss expenses, beginning of year	(6,840,897)	(6,323,083)	(5,831,172)
Net reserve for unpaid losses and loss expenses, beginning of year	10,378,032	10,110,935	9,337,691

Net incurred losses and loss expenses related to:
Current year	3,375,504	3,182,810	2,981,220
Prior years	(86,963)	(24,323)	411,882
	3,288,541	3,158,487	3,393,102
Net paid losses and loss expenses related to:
Current year	(592,308)	(538,709)	(488,016)
Prior years	(2,554,334)	(2,360,100)	(2,185,588)
	(3,146,642)	(2,898,809)	(2,673,604)

Foreign exchange and other	286,994	(110,280)	126,275
Ceded reserves related to retroactive transactions	(1,636,432)	117,699	(72,529)
	(1,349,438)	7,419	53,746

Net reserve for unpaid losses and loss expenses, end of year	9,170,493	10,378,032	10,110,935
Reinsurance recoverable on unpaid losses and loss expenses, end of year	8,951,763	6,840,897	6,323,083
Gross reserve for losses and loss expenses, end of year	$18,122,256	$17,218,929	$16,434,018

The Company writes business with loss experience generally characterized as low frequency and high severity in nature, which can result in volatility in its financial results. During 2025, 2024 and 2023, the Company recognized catastrophe and weather-related losses, net of reinstatement premiums, of $159 million, $226 million and $138 million.
On April 24, 2025, the Company completed a loss portfolio transfer reinsurance agreement ("LPT agreement") with Cavello Bay Reinsurance Limited, a wholly-owned subsidiary of Enstar Group Limited ("Enstar") which was deemed to have met the established criteria for retroactive reinsurance accounting (refer to Note 9 'Reinsurance' and Note 18 'Related Party Transactions'). At December 31, 2025, foreign exchange and other included an increase in reinsurance recoverable on unpaid losses of $1.8 billion related to this transaction.
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
DECEMBER 31, 2025, 2024 AND 2023

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Estimates for Catastrophe Events
At December 31, 2025, net reserves for losses and loss expenses included estimated amounts for numerous catastrophe events. The magnitude and complexity of losses arising from certain of these events inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at estimated net reserves for losses and loss expenses. These events include California Wildfires, the Middle Eastern Conflict and Hurricane Melissa in 2025, and Hurricane Milton and Hurricane Helene in 2024. As a result, actual losses for these events may ultimately differ materially from the Company's current estimates.
Prior Year Reserve Development
The Company's net favorable (adverse) prior year reserve development arises from changes to estimates for losses and loss expenses related to loss events that occurred in previous calendar years. The following table presents net favorable (adverse) prior year reserve development by segment:

	Favorable (Adverse)
	Insurance	Reinsurance	Total

Year ended December 31, 2025	$66,975	$19,988	$86,963
Year ended December 31, 2024	$16,209	$8,114	$24,323
Year ended December 31, 2023	$(176,353)	$(235,529)	$(411,882)

The following sections provide further details on net favorable (adverse) prior year reserve development by segment, reserve class and accident year.
Insurance Segment:
The following table maps the Company's lines of business to reserve classes:

Insurance segment
Reserve class
	Property	Casualty	Specialty other
Reported lines of business
Property	X
Professional lines		X
Liability		X
Cyber		X
Marine and aviation			X
Accident and health			X
Credit and political risk			X

Prior year reserve development by reserve class was as follows:

	Favorable (Adverse)
Years ended December 31,	2025	2024	2023

Property	$37,891	$17,718	$16,195
Casualty	—	—	(240,980)
Specialty other	29,084	(1,509)	48,432
Total	$66,975	$16,209	$(176,353)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

In 2025, we recognized $67 million of net favorable prior year reserve development, the principal components of which were:

•$38 million of net favorable prior year reserve development on property business.

•$29 million of net favorable prior year development on the specialty other reserve class primarily due to better than expected loss emergence attributable to the credit and political risk line of business and the accident and health line of business.

In 2024, we recognized $16 million of net favorable prior year reserve development, the principal components of which were:

•$18 million of net favorable prior year reserve development on property business primarily due to better than expected loss emergence mainly related to the 2022 accident year.

•$2 million of net adverse prior year development on the specialty other reserve class including:
◦$11 million of net adverse prior year reserve development attributable to the marine and aviation line of business due to an increase in the loss estimate attributable to a specific large claim related to the 2019 accident year.
◦$5 million of net favorable prior year reserve development attributable to credit and political risk line of business due to better than expected loss emergence related to 2013 and older accident years and 2019 through 2022 accident years.
◦$4 million of net favorable prior year reserve development attributable to accident and health line of business due to better than expected loss emergence attributable to pet insurance business.

In 2023, we recognized $176 million of net adverse prior year reserve development, the principal components of which were:

•$241 million of net adverse prior year reserve development on the casualty reserve class including:
◦$235 million of net adverse prior year development attributable to the liability line of business due to reserve strengthening within the U.S. primary casualty book of business mainly related to 2022 and older accident years and U.S. programs books of business mainly related to 2017 through 2022 accident years associated with updated trend assumptions, emerging development patterns and new industry data reflecting the impact of current economic and social inflation trends in the U.S. casualty market.
◦$41 million of net adverse prior year development attributable to professional lines business primarily due to reserve strengthening within the U.S. financial institutions, U.S. commercial management solutions, U.S. design professional and environmental, and the international book of business related to 2019 and older accident years, and increases in loss estimates attributable to specific large claims within the international book of business related to 2012 and older accident years.
◦$36 million of net favorable prior year reserve development attributable to the cyber line of business due to better than expected loss emergence related to most accident years, partially offset by increases in loss estimates attributable to specific large claims related to the 2020 accident year.
•$48 million of net favorable prior year reserve development on the specialty other reserve class including:
◦$32 million of net favorable prior year reserve development attributable to the credit and political risk line of business primarily due to a decrease in the loss estimate attributable to a specific large claim related to the 2020 accident year and better than expected loss emergence related to several accident years.
◦$27 million of net favorable prior year reserve development attributable to the marine and aviation line of business primarily due to better than expected loss emergence attributable to the marine cargo and aviation books of business related to several accident years and better than expected loss emergence attributable to several catastrophe events.
◦$10 million of net adverse prior year reserve development attributable to the accident and health line of business primarily due to reserve strengthening within the international book of business mainly related to the 2021 and 2022 accident years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

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

Reinsurance Segment:
The following table maps the Company's lines of business to reserve classes:

Reinsurance segment
Reserve class
	Casualty	Specialty	Run-off
Reported lines of business
Liability	X
Professional lines	X
Motor	X
Accident and health		X
Credit and surety		X
Agriculture		X
Marine and aviation		X
Catastrophe			X
Property			X
Engineering			X
Prior year reserve development by reserve class was as follows:

	Favorable (Adverse)
Years ended December 31,	2025	2024	2023

Casualty	$—	$—	$(363,948)
Specialty	19,863	8,114	61,629
Run-off	125	—	66,790
Total	$19,988	$8,114	$(235,529)

In 2025, we recognized $20 million of net favorable prior year reserve development, the principal components of which were:

•$20 million of net favorable prior year reserve development on the specialty reserve class primarily due to better than expected loss emergence attributable to the agriculture line of business and the accident and health line of business.

In 2024, we recognized $8 million of net favorable prior year reserve development, the principal components of which were:

•$8 million of net favorable prior year reserve development on the specialty reserve class including:
◦$4 million attributable to the marine and aviation line of business due to better than expected loss emergence mainly related to the 2022 accident year.
◦$4 million attributable to the credit and surety line of business due to better than expected loss emergence attributable to the mortgage book of business mainly related to the 2020 accident year.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

In 2023, we recognized $236 million of net adverse prior year reserve development, the principal components of which were:

•$364 million of net adverse prior year reserve development on the casualty reserve class including:
◦$262 million of net adverse prior year reserve development attributable to the liability line of business due to reserve strengthening within the U.S. casualty and U.S. multiline/regional books of business related to all accident years associated with updated trend assumptions, emerging development patterns and new industry data reflecting the impact of current economic and social inflation trends in the U.S. casualty market.
◦$92 million of net adverse prior year reserve development attributable to professional lines business due to reserve strengthening within the U.S. proportional book of business mainly related to 2019 and older accident years, partially offset by better than expected loss emergence mainly related to the 2021 and 2022 accident years.
◦$10 million of net adverse prior year reserve development attributable to the motor line of business due to reserve strengthening to reflect increased estimates of future loss trend due to inflation and reserve strengthening attributable to the proportional book of business mainly related to 2018 through 2022 accident years.
•$62 million of net favorable prior year reserve development on the specialty reserve class including:
◦$30 million of net favorable prior year reserve development attributable to the accident and health line of business primarily due to better than expected loss emergence mainly related to 2018 through 2021 accident years.
◦$13 million of net favorable prior year reserve development attributable to the marine and aviation line of business primarily due to better than expected loss emergence mainly related to the 2021 and 2022 accident years.
◦$11 million of net favorable prior year reserve development attributable to the agriculture line of business primarily due to better than expected loss emergence mainly related to the 2022 accident year.
◦$8 million of net favorable prior year reserve development attributable to the credit and surety line of business due to better than expected loss emergence attributable to the international credit and mortgage books of business mainly related to the 2018 and 2019 accident years and the 2021 and 2022 accident years, partially offset by increases in loss estimates attributable to specific large claims related to the 2020 accident year.
•$67 million of net favorable prior year reserve development on the run-off reserve class including:
◦$46 million of net favorable prior year reserve development attributable to the catastrophe line of business due to better than expected loss emergence mainly attributable to 2022 catastrophe events.
◦$15 million of net favorable prior year reserve development attributable to the property line of business due to better than expected loss emergence mainly attributable to 2022 catastrophe events.
◦$5 million of net favorable prior year reserve development attributable to the engineering line of business due to better than expected loss emergence mainly related to older accident years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

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
Non-U.S. dollar denominated loss data is converted to U.S. dollar at the rates of exchange in effect at the balance sheet date for material underlying currencies which results in all historical U.S. dollar amounts being presented on a constant-dollar basis. The approach shows prior year loss development exclusive of the effect of fluctuations in foreign currency exchange rates, which would otherwise distort the change in incurred losses and loss expenses and cash flow patterns. The change in incurred losses and loss expenses presented in these loss development tables differs from other U.S. GAAP disclosures of prior year reserve development amounts, which include the effect of fluctuations in exchanges rates. Reserves for losses and loss expenses disclosed in the consolidated balance sheets are also remeasured using the rates of exchange in effect at the balance sheet date.
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
Insurance Segment
The reporting of cumulative claims frequency for the reserve classes within the insurance segment has been measured by counting the number of unique claim references including claim references assigned to nil and nominal case reserves. Claim references are grouped by claimant by loss event for each reserve class. For certain insurance facilities and business produced by managing general agents where underlying data is reported to the Company in an aggregated format, the information necessary to provide cumulative claims frequency is not available, therefore reporting of claims frequency is deemed to be impracticable.
Insurance Property
The property reserve class provides physical loss or damage, business interruption and machinery breakdown cover for virtually all types of property as well as physical damage and business interruption following an act of terrorism. Cover is provided on an occurrence basis and some risks are catastrophe-exposed. In general, reporting and payment patterns are relatively short although they can be volatile due to the incidence of catastrophe events.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance property
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2025
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims	Cumulative number of reported claims
Accident year	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024 unaudited	2025
2016	$264,194	$289,213	$280,512	$266,055	$260,134	$261,503	$260,917	$266,033	$265,364	$268,320	$843	6,694
2017		797,170	704,795	693,194	683,764	679,915	680,251	674,933	673,117	675,382	13,782	10,124
2018			614,321	645,557	624,664	616,929	616,102	606,842	600,785	600,610	303	9,711
2019				379,574	370,018	369,591	379,696	363,589	363,928	366,073	5,127	9,653
2020					669,832	644,624	594,489	603,112	608,297	614,552	9,645	12,562
2021						380,914	378,525	375,290	375,209	378,089	6,870	8,002
2022							417,271	421,974	406,032	407,847	18,306	7,813
2023								402,022	400,748	369,344	56,469	7,354
2024									545,712	525,040	151,212	7,941
2025										585,269	280,088	7,289
									Total	$4,790,526

Insurance property
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024 unaudited	2025
2016	$82,930	$207,490	$243,902	$251,487	$251,573	$257,527	$254,939	$261,163	$265,436	$267,127
2017		191,282	516,060	626,041	654,387	650,383	640,135	652,344	652,894	656,471
2018			223,593	473,016	569,027	578,912	597,042	583,171	592,302	597,839
2019				150,263	263,234	314,815	352,040	341,846	346,945	349,144
2020					183,428	431,914	489,509	539,712	570,037	586,705
2021						134,554	288,144	325,758	345,584	358,224
2022							97,826	263,666	330,983	357,064
2023								90,869	210,618	267,668
2024									112,214	259,794
2025										131,652
Total										3,831,688

All outstanding liabilities before 2016, net of reinsurance										13,460

Liabilities for claims and claim adjustment expenses, net of reinsurance										$972,298

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance property
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
29.5%	38.8%	13.9%	5.5%	1.3%	0.5%	0.7%	1.1%	1.1%	0.6%
Insurance Casualty
The casualty reserve class provides cover for professional lines, liability and cyber lines of business. Cover is provided on a claims made basis for professional lines and cyber lines of business and on an occurrence basis for liability lines of business. In general, this reserve class is anticipated to exhibit longer reporting and payment patterns.

Insurance casualty
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2025
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims	Cumulative number of reported claims
Accident year	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024 unaudited	2025
2016	$474,228	$482,526	$487,559	$487,417	$490,035	$492,878	$497,108	$510,078	$515,518	$535,542	$40,372	20,461
2017		563,754	565,587	624,541	636,060	655,626	661,141	701,960	702,912	702,059	29,806	23,792
2018			530,691	547,414	622,884	665,020	698,951	751,975	767,689	790,152	32,781	26,608
2019				599,840	620,636	688,421	737,128	839,466	844,494	860,703	64,084	26,086
2020					666,364	657,806	640,606	673,362	681,243	684,991	114,350	19,041
2021						742,516	755,260	737,784	727,349	724,867	149,013	18,746
2022							922,640	933,723	929,766	917,685	402,934	19,258
2023								942,711	940,454	911,050	434,565	20,063
2024									1,041,785	1,010,791	678,741	19,453
2025										1,136,503	1,008,138	17,971
									Total	$8,274,343

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance casualty
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024 unaudited	2025
2016	$22,170	$94,271	$183,591	$248,591	$300,340	$339,912	$397,457	$419,865	$450,515	$469,318
2017		26,465	101,215	197,689	321,200	382,810	482,262	526,332	572,178	623,635
2018			30,183	117,752	226,717	341,171	446,209	547,079	614,767	691,586
2019				35,881	138,059	251,451	408,803	542,516	621,781	705,343
2020					34,674	119,870	237,996	327,481	432,312	504,596
2021						47,336	156,143	263,118	378,157	501,744
2022							32,256	138,448	282,090	392,368
2023								31,491	157,547	311,739
2024									40,449	213,515
2025										69,989
Total										4,483,833

All outstanding liabilities before 2016, net of reinsurance										225,184

Liabilities for claims and claim adjustment expenses, net of reinsurance										$4,015,694

Insurance casualty
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
4.5%	13.0%	15.3%	14.8%	13.3%	10.8%	8.8%	6.8%	6.5%	3.5%
Insurance Specialty Other
The specialty other reserve class provides cover for marine and aviation, accident and health, and credit and political risk lines of business. Cover is provided primarily on an occurrence basis for this reserve class. Reporting and payment patterns are relatively short for most exposures in this reserve class although they can be volatile due to the incidence of catastrophe events. In addition, some marine and aviation exposures can develop slower due to the liability nature of the associated claims. An increase in accident and health limited benefits medical business written in 2017 resulted in a significant increase in reported claims observed in that year and subsequent years.
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance specialty other
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										At December 31, 2025
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims	Cumulative number of reported claims
Accident year	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024 unaudited	2025
2016	$248,754	$244,508	$240,101	$234,312	$217,231	$216,430	$216,026	$216,398	$214,925	$215,037	$2,523	91,904
2017		428,561	388,663	377,195	365,696	355,654	350,463	347,392	346,400	346,952	8,086	696,601
2018			396,345	411,100	395,181	378,650	369,313	374,592	376,823	376,760	17,661	753,818
2019				346,372	370,874	358,100	374,001	368,423	394,756	389,886	19,556	683,450
2020					342,739	317,183	297,336	283,765	289,280	273,970	10,507	725,091
2021						352,778	332,167	310,600	330,852	357,495	25,909	447,218
2022							410,974	405,917	405,471	392,247	91,271	408,378
2023								532,094	493,950	484,440	100,063	414,351
2024									628,023	621,144	164,284	437,818
2025										646,035	361,945	605,277
									Total	$4,103,966

Insurance specialty other
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident year	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024 unaudited	2025
2016	$65,600	$156,709	$192,672	$200,807	$203,899	$206,253	$210,055	$209,878	$209,530	$210,778
2017		100,996	223,825	268,301	304,440	313,555	316,261	328,573	331,649	334,497
2018			116,738	248,067	289,636	303,709	324,441	341,526	347,992	354,752
2019				116,646	213,823	265,640	299,534	305,252	319,466	347,782
2020					91,718	230,280	230,338	236,856	254,568	268,207
2021						69,023	131,132	187,304	231,962	272,912
2022							79,751	192,348	239,614	269,855
2023								134,882	248,292	311,530
2024									192,270	345,728
2025										197,630
Total										2,913,671

All outstanding liabilities before 2016, net of reinsurance										24,693

Liabilities for claims and claim adjustment expenses, net of reinsurance										$1,214,988

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Insurance specialty other
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
28.3%	31.4%	11.8%	7.0%	4.8%	3.0%	3.6%	0.9%	0.3%	0.6%
Reinsurance Segment
The presentation of net incurred and paid claims development tables by accident year for the reinsurance segment is challenging due to the need to allocate loss information related to proportional treaties to the appropriate accident years. Information related to proportional treaty reinsurance contracts is generally submitted to the Company via quarterly bordereaux reporting by underwriting year, with a supplemental listing of large losses. Large losses can be allocated to the corresponding accident years accurately. The remaining losses can generally only be allocated to accident years based on estimated premiums earned and loss reporting patterns. To the extent that management’s assumptions and allocation procedures differ from the actual loss development patterns, the actual loss development may differ materially from the net incurred and paid claims development presented in the tables below.
The reporting of cumulative claims frequency for the lines of business within the reinsurance segment is deemed to be impracticable as the information necessary to provide cumulative claims frequency for these lines of business is not available to the Company.
Reinsurance Casualty
The casualty reserve class provides cover for professional lines, motor and liability lines of business. Cover is provided on a claims-made basis for professional lines and on an occurrence basis for the liability and motor lines of business. This business is written on a proportional and excess of loss basis. In general, this reserve class is anticipated to exhibit longer reporting and payment patterns.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance casualty
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2025
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims
Accident Year	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024 unaudited	2025
2016	$690,240	$716,938	$727,835	$748,329	$777,045	$778,357	$801,648	$855,937	$858,665	$858,409	$26,385
2017		809,462	815,689	820,321	845,226	865,355	892,461	965,711	965,036	965,332	54,657
2018			782,566	793,128	817,794	836,500	851,700	932,423	928,739	947,361	56,099
2019				754,582	763,632	769,587	762,805	836,140	838,204	839,006	52,378
2020					653,493	659,234	645,183	650,882	658,887	658,641	119,789
2021						644,504	646,955	680,083	671,408	663,189	162,865
2022							688,474	684,022	670,616	671,452	188,146
2023								546,519	554,649	555,642	226,893
2024									456,194	444,952	292,350
2025										522,007	473,378
									Total	$7,125,991

Reinsurance casualty
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024 unaudited	2025
2016	$75,377	$167,039	$256,260	$360,017	$435,248	$513,100	$571,515	$629,328	$679,824	$717,123
2017		88,533	196,467	290,320	392,277	480,094	567,187	639,330	708,255	774,301
2018			104,813	200,443	331,770	412,550	501,750	596,203	680,610	741,177
2019				110,591	246,094	320,448	403,468	485,219	571,390	642,173
2020					65,017	163,338	230,047	294,009	355,462	414,191
2021						57,456	148,458	219,736	297,582	370,232
2022							56,724	118,707	203,460	292,777
2023								44,552	104,491	185,341
2024									31,537	66,724
2025										13,034
Total										4,217,073

All outstanding liabilities before 2016, net of reinsurance										565,169

Liabilities for claims and claim adjustment expenses, net of reinsurance										$3,474,087

Reinsurance casualty
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
8.7%	11.6%	11.4%	10.8%	9.6%	9.5%	7.9%	6.7%	6.4%	4.3%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance Specialty
The specialty reserve class provides cover for accident and health, credit and surety, agriculture, and marine and aviation lines of business. The Company exited aviation business effective January 1, 2023. Cover is provided primarily on an occurrence basis for this reserve class. This business is written on a proportional and excess of loss basis. Reporting and payment patterns for most exposures in this reserve class are relatively short although they can be volatile due to the incidence of catastrophe events.

Reinsurance specialty
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2025
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims
Accident Year	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024 unaudited	2025
2016	$472,023	$490,739	$488,749	$464,383	$454,899	$453,189	$451,262	$453,775	$456,548	$452,185	$3,205
2017		532,267	512,690	493,255	489,803	484,173	480,017	478,581	475,852	479,888	2,317
2018			467,286	498,805	484,263	500,398	497,430	486,774	489,097	488,593	7,603
2019				551,807	551,275	546,732	539,575	528,029	531,139	533,010	12,051
2020					407,859	410,772	386,315	395,782	390,668	387,622	11,406
2021						398,655	375,440	359,110	358,453	361,327	16,055
2022							502,136	467,399	451,017	443,802	43,170
2023								475,608	483,611	473,821	118,174
2024									438,793	439,301	139,809
2025										451,236	243,704
									Total	$4,510,785

Reinsurance specialty
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024 unaudited	2025
2016	$104,599	$307,926	$411,629	$433,047	$438,523	$437,520	$438,959	$441,461	$441,265	$436,496
2017		127,085	380,961	431,330	456,209	456,842	460,518	461,228	460,319	463,628
2018			119,005	374,068	427,002	450,919	456,281	467,466	470,521	470,606
2019				127,026	384,279	452,042	477,545	492,462	503,811	504,061
2020					129,000	271,338	329,554	322,782	332,223	339,009
2021						81,830	234,988	295,028	310,156	322,579
2022							132,056	300,556	350,944	377,754
2023								158,077	277,087	330,555
2024									141,081	262,225
2025										164,210
Total										3,671,123

All outstanding liabilities before 2016, net of reinsurance										48,306

Liabilities for claims and claim adjustment expenses, net of reinsurance										$887,968

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance specialty
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
28.5%	40.9%	13.9%	4.0%	1.8%	1.4%	0.3%	0.1%	0.4%	(1.1)%

Reinsurance Run-off
The Run-off reserve class provides cover for catastrophe, property and engineering lines of business. The Company exited the catastrophe and property lines of business in June 2022. The Company exited the engineering line of business in 2020. This business was written on a proportional and excess of loss basis. Reporting and payment patterns for most exposures in this reserve class are relatively short although they can be volatile due to the incidence of catastrophe events. Losses from engineering exposures tend to develop slower than the other reinsurance run-off lines of business.

Reinsurance run-off
	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2025
	For the years ended December 31,										Total of incurred-but-not-reported liabilities plus expected development on reported claims
Accident Year	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024 unaudited	2025
2016	$286,471	$285,473	$282,417	$277,034	$280,606	$280,862	$280,588	$273,720	$273,541	$273,445	$1,805
2017		706,847	699,583	734,025	735,533	733,418	723,586	715,848	720,081	709,439	8,847
2018			522,499	609,737	622,388	607,888	593,666	593,570	591,051	594,985	18,341
2019				436,899	417,983	397,489	382,095	375,084	377,752	381,141	20,029
2020					523,736	559,594	555,787	559,722	554,625	556,705	39,256
2021						439,866	452,538	449,198	447,666	445,121	32,858
2022							269,326	229,016	231,964	229,478	46,821
2023								64,432	61,543	61,475	22,479
2024									28,826	32,754	7,484
2025										9,974	4,437
									Total	$3,294,517

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reinsurance run-off
	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2016 unaudited	2017 unaudited	2018 unaudited	2019 unaudited	2020 unaudited	2021 unaudited	2022 unaudited	2023 unaudited	2024 unaudited	2025
2016	$64,091	$140,521	$200,390	$231,655	$245,912	$252,959	$258,412	$257,009	$259,688	$262,665
2017		162,930	413,833	521,421	579,439	603,920	639,970	651,113	662,615	671,942
2018			116,421	327,067	421,012	473,785	520,135	541,489	549,967	556,385
2019				55,136	204,018	263,511	299,187	323,736	337,930	344,330
2020					105,162	238,405	323,736	393,094	444,569	455,578
2021						87,860	239,137	309,066	361,441	378,800
2022							50,273	103,775	139,163	155,767
2023								22,862	29,382	32,667
2024									11,372	15,628
2025										4,795
Total										2,878,557

All outstanding liabilities before 2016, net of reinsurance										33,115

Liabilities for claims and claim adjustment expenses, net of reinsurance										$449,075

Reinsurance run-off
Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)
Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
26.1%	27.0%	15.0%	9.9%	6.0%	3.4%	1.7%	0.7%	1.2%	1.1%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

8.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)

Reconciliation of Loss Development Tables to Consolidated Balance Sheet
The following table reconciles the reserve for losses and loss expenses at December 31, 2025, included in the loss development tables to the reserve for losses and loss expenses reported in the consolidated balance sheet:

Reconciliation of the disclosure of incurred and paid claims development to the liability for unpaid claims and claim adjustment expenses

	At December 31, 2025
	Net outstanding liabilities	Reinsurance recoverable on unpaid claims	Gross outstanding liabilities

Insurance segment
Property	$972,298	$526,407	$1,498,705
Casualty	4,015,694	3,918,423	7,934,117
Specialty other	1,214,988	438,800	1,653,788
Total insurance segment	6,202,980	4,883,630	11,086,610

Reinsurance segment
Casualty	3,474,087	3,297,288	6,771,375
Specialty	887,968	402,574	1,290,542
Run-off	449,075	368,271	817,346
Total reinsurance segment	4,811,130	4,068,133	8,879,263
Total	$11,014,110	$8,951,763	19,965,873
Unallocated claims adjustment expenses			240,209
Foreign exchange and other(1)			(5,400)
Ceded reserves related to retroactive transactions			(2,078,426)

Total liability for unpaid claims and claims adjustment expense			$18,122,256

(1)    Non-U.S. dollar denominated loss data is converted to U.S dollar at the rates of exchange in effect at the balance sheet date for material underlying currencies, which results in all historical U.S. dollar amounts being presented on a constant-dollar basis. The approach shows prior year loss development exclusive of the effect of fluctuations in foreign currency exchange rates, which would otherwise distort the change in incurred losses and loss expenses and cash flow patterns. The change in incurred losses and loss expenses presented in these loss development tables differs from other U.S. GAAP disclosures of prior year reserve development amounts, which include the effect of fluctuations in exchanges rates. Reserves for losses and loss expenses disclosed in the consolidated balance sheets are also remeasured using rates of exchange in effect at the balance sheet date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

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
The following table presents gross and net premiums written and earned:

Year ended December 31,	2025		2024		2023
	Premiums written	Premiums earned	Premiums written	Premiums earned	Premiums written	Premiums earned

Gross	$9,644,514	$9,038,161	$9,005,888	$8,529,567	$8,356,525	$7,973,577
Ceded	(3,522,858)	(3,323,552)	(3,248,537)	(3,223,332)	(3,254,200)	(2,889,796)
Net	$6,121,656	$5,714,609	$5,757,351	$5,306,235	$5,102,325	$5,083,781

For the year ended December 31, 2025, the Company recognized ceded losses and loss expenses of $2,008 million (2024: $2,039 million; 2023: $1,754 million).
At December 31, 2025, the Company’s reinsurance recoverable on unpaid and paid losses and loss expenses was $9.6 billion (2024: $7.4 billion).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

9.    REINSURANCE (CONTINUED)
At December 31, 2025, the Company's allowance for expected credit losses to be recognized over the life of the Company’s reinsurance recoverables balance was $40 million (2024: $43 million; 2023: $37 million).
The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses related to the Company’s reinsurance recoverable balance:

Year ended December 31,	2025	2024

Beginning balance	$43,445	$36,611
Increase (decrease) in allowance for expected credit losses	(3,105)	6,834
Ending Balance	$40,340	$43,445

Loss Portfolio Transfer Reinsurance Agreement
On December 13, 2024, the Company entered into a LPT agreement with Enstar (refer to Note 8 'Reserves for Losses and Loss Expenses' and Note 18 'Related Party Transactions') to retrocede a portfolio of reinsurance business predominantly related to 2021 and prior underwriting years. The transaction was subject to regulatory approvals and other customary conditions and was completed on April 24, 2025.
The transaction is structured as a 75% ground-up quota share retrocession of net reserves for losses and loss expenses of approximately $2,060 million for consideration of $2,039 million and provides cover up to a policy limit of approximately $940 million. Pursuant to the LPT agreement, the Company maintained responsibility for claims management subject to certain administrative rights of Enstar and entered into collateral agreements with the Reinsurer under which the Company may be obligated to maintain certain types of eligible assets as partial collateral securing the Reinsurer’s obligations with respect to the Subject Business.
The transaction was deemed to have met the established criteria for retroactive reinsurance accounting.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

10.    DEBT AND FINANCING ARRANGEMENTS
a)    Debt

The following table summarizes the Company's debt:

Year ended December 31,	2025	2024

5.150% Senior Notes	$246,963	$246,873
4.000% Senior Notes	349,176	348,774
3.900% Senior Notes	298,057	297,556
Junior Subordinated Notes	422,514	421,976
Total Debt	$1,316,710	$1,315,179

The tables below provide the key terms of the Company's debt:

Description	Issuance Date	Aggregate Principal	Issue Price	Net Proceeds	Maturity Date

5.150% Senior Notes	March 13, 2014	$250,000	99.474%	$246,000	April 1, 2045
4.000% Senior Notes	December 6, 2017	$350,000	99.780%	$347,000	December 6, 2027
3.900% Senior Notes	June 19, 2019	$300,000	99.360%	$296,000	July 15, 2029
Junior Subordinated Notes	December 10, 2019	$425,000	99.000%	$420,750	January 15, 2040

Description	Interest Rate	Interest Payments Due

5.150% Senior Notes	5.150%	Semi-annually in arrears on April 1 and October 1 of each year
4.000% Senior Notes	4.000%	Semi-annually in arrears on June 6 and December 6 of each year
3.900% Senior Notes	3.900%	Semi-annually in arrears on January 15 and July 15 of each year
Junior Subordinated Notes(1)	4.900%	Semi-annually on January 15 and July 15 of each year

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
DECEMBER 31, 2025, 2024 AND 2023

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
The Company has the option to redeem the Senior Notes at any time and from time to time, in whole or in part, at a ''make-whole'' redemption price, which is equal to the greater of the aggregate principal amount or the sum of the present values of the remaining scheduled payments of principal and interest. The related indentures contain various covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. The Company was in compliance with all the covenants contained in the indentures at December 31, 2025.
Interest expense recognized in relation to the Senior Notes includes interest payable, amortization of the offering discounts and amortization of debt offering expenses. The offering discounts and debt offering expenses are amortized over the period of time during which the Senior Notes are outstanding. For the year ended December 31, 2025, the Company's interest expense of $40 million (2024: $40 million, 2023: $40 million) is recorded in interest expense and financing costs in the consolidated statements of operations.
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
Interest expense recognized in relation to the Junior Notes includes interest payable and amortization of debt offering expenses. The debt offering expenses are amortized over the period of time during which the Junior Notes are outstanding. For the year ended December 31, 2025, the Company incurred interest expense of $21 million (2024: $21 million, 2023: $21 million).

Scheduled Debt Maturity
The following table provides the scheduled maturity of the Company's debt obligations at December 31, 2025:

Year ended December 31,

2026	$—
2027	350,000
2028	—
2029	300,000
2030	—
After 2030	675,000
Unamortized discount and debt issuance expenses	(8,290)
Total senior notes and notes payable	$1,316,710

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

10.    DEBT AND FINANCING ARRANGEMENTS (CONTINUED)
b)    Loan Advances Made to a Third-Party Reinsurer
At December 31, 2022, a loan balance receivable from a third-party reinsurer of $87 million was included in loan advances made in the consolidated balance sheet. During 2023, the Company advanced $102 million to the third-party reinsurer. Loans balances receivable from the third-party reinsurer are settled against amounts due to the third-party reinsurer under retrocession agreements and are treated as a non-cash activity in the consolidated statement of cash flows. At December 31, 2025, $1 million (2024: $75 million, 2023: $110 million) was repaid. At December 31, 2025, the loan balance receivable was $3 million (2024: $5 million, 2023: $80 million). Loan advances made are expected to be repaid in full by February 15, 2026.
At December 31, 2023, the Company had committed to advance a further $26 million to the third party reinsurer. During 2024, the third party reinsurer advised the Company that this advance was no longer required.

Interest on these loans was payable in 2025 at an interest rate of 5.4% (2024; 5.4%).
c)    Letter of Credit Facility
At December 31, 2023, certain of AXIS Capital’s operating subsidiaries (the "Participating Subsidiaries") had a $500 million letter of credit facility available from Citibank Europe plc ("Citibank") (the "$500 million Facility"), pursuant to a Master Reimbursement Agreement May 14, 2010, as amended, and Committed Letter of Credit Facility Letter dated December 18, 2015, as amended (together, the "LOC Facility Documents").
Under the terms of the $500 million Facility, letters of credit up to a maximum aggregate amount of $500 million are available for issuance on behalf of the Participating Subsidiaries. These letters of credit are principally used to support the reinsurance obligations of the Participating Subsidiaries. The $500 million Facility is subject to certain covenants, including the requirement to maintain sufficient collateral, as defined in the LOC Facility Documents to cover all of the obligations under the $500 million Facility. Such obligations include contingent reimbursement obligations for outstanding letters of credit and fees payable to Citibank. In the event of default, Citibank may exercise certain remedies, including the exercise of control over pledged collateral and the termination of the availability of the $500 million Facility to any or all of the Participating Subsidiaries.
On March 26, 2024, the $500 million Facility was amended to reduce the committed utilization capacity available under the Facility to $300 million (the "$300 million Facility"), enter into an uncommitted secured letter of credit facility up to a maximum aggregate amount of $200 million (the "$200 million Facility") with Citibank, extend the tenors of issuable letters of credit to March 31, 2026 and make certain updates to the facility's collateral and fee arrangements.
On March 23, 2025, the $300 million Facility was amended to extend the tenors of issuable letters of credit to March 31, 2027.
At December 31, 2025, letters of credit outstanding under the LOC Facility were $226 million (2024: $235 million). At December 31, 2025, the Participating Subsidiaries were in compliance with all LOC Facility covenants.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

10.    DEBT AND FINANCING ARRANGEMENTS (CONTINUED)
On August 26, 2025, AXIS Corporate Capital UK II Limited (the "Borrower"), acting through AXIS Managing Agency Limited, as managing agent of Syndicate 1686 and Syndicate 2050 (collectively, the "Syndicates"), entered into a Facility Letter and Master Agreement (together, the "Agreements") with Citibank (the "Lender"), providing for an uncommitted unsecured letter of credit facility up to a maximum aggregate amount of $90 million (the "$90 million Facility") with tenors of issuable letters of credit to August 31, 2030. The facility is supported by a guarantee issued by AXIS Specialty Limited.
The letter of credit facility is intended to support the Borrower's obligations in connection with the Syndicates’ participation in the Lloyd’s insurance market, specifically its Funds at Lloyd’s requirements. The facility contains customary representations, warranties, covenants, and events of default for transactions of this nature.

At December 31, 2025, letters of credit outstanding under the Agreements were $80 million. At December 31, 2025, the Borrower was in compliance with all LOC Agreements covenants.

On October 8, 2025, AXIS Specialty Limited (the "Borrower"), entered into a Letter Agreement with Wells Fargo Bank, National Association (the "Bank"), providing for an uncommitted bilateral short-term line of credit facility up to a maximum aggregate amount of $150 million (the "$150 million Facility") with tenors of issuable letters of credit to October 7, 2026.

The $150 million Facility is intended to support the Borrower's working capital requirements and general corporate expenses. The line of credit facility contains customary representations, warranties, covenants, and events of default for transactions of this nature.

At December 31, 2025, the line of credit facility was not drawn. At December 31, 2025, the Borrower was in compliance with all line of credit facility covenants.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

11.     FEDERAL HOME LOAN BANK ADVANCES
The Company's subsidiaries, AXIS Insurance Company and AXIS Surplus Insurance Company, are members of the Federal Home Loan Bank of Chicago ("FHLB").

Members may borrow from the FHLB at competitive rates subject to certain conditions. At December 31, 2025, the companies had admitted assets of approximately $3.6 billion (2024: $3.2 billion) which provides borrowing capacity of up to approximately $888 million (2024: $798 million). Conditions of membership include maintaining sufficient collateral deposits for funding, a requirement to maintain member stock at 0.4% of mortgage-related assets at December 31st of the prior year, and a requirement to purchase additional member stock of 2.0% or 4.5% of any amount borrowed.

At December 31, 2025, the Company had borrowings under the FHLB program of $66 million (2024: $66 million). On September 11, 2024, the Company repaid borrowings under the FHLB program of $10 million, at their stated maturity. On October 31, 2024, the Company repaid borrowings under the FHLB program of $9 million, at their stated maturity.

The FHLB advances have maturities in 2026 (2024: 2025) and interest payable at interest rates between 3.9% and 4.6% (2024: 4.5% and 5.5%). For the year ended December 31, 2025, the Company's interest expense of $3 million (2024: $4 million; 2023: $5 million) is recorded in interest expense and financing costs in the consolidated statements of operations. The borrowings under the FHLB program are secured by cash and investments with a fair value of $74 million (2024: $72 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

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
The Company's fixed maturities portfolio, which represents approximately $13.4 billion or 39% of its total assets, is exposed to potential losses arising from the diminished creditworthiness of issuers of bonds. The Company's investment portfolio is managed by external investment managers in accordance with its investment guidelines. The Company limits credit risk through diversification and issuer exposure limits graded by ratings and, with respect to custodians, through contractual and other legal remedies. Excluding Government and agency securities, the Company limits its concentration of credit risk to any single corporate issuer to 1% of its investment grade fixed maturities portfolio for securities rated A- or above and 0.5% of its investment grade fixed maturities portfolio for securities rated below A-.
At December 31, 2025, the Company was in compliance with these limits.
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

12.    COMMITMENTS AND CONTINGENCIES (CONTINUED)
At December 31, 2025, the three largest balances by reinsurer accounted for 20%, 8% and 4% (2024: 12%, 7% and 5%) of reinsurance recoverable on unpaid and paid losses and loss expenses.
At December 31, 2025, amounts recoverable from reinsurers included 31% that is fully collateralized, 65% that is recoverable from reinsurers rated A- or higher by A.M. Best and 4% that is recoverable from reinsurers rated lower than A- by A.M. Best (2024: 17%, 81% and 2%, respectively).
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
At December 31, 2025, the Company’s premium balances receivable was $3.2 billion (2024: $2.8 billion).
At December 31, 2025, the Company's allowance for expected credit losses to be recognized over the life of the Company’s premium balances receivable was $16 million (2024: $17 million). The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses related to the Company’s premiums balances receivable:

Year ended December 31,	2025	2024

Beginning balance	$17,339	$11,997
Increase (decrease) in allowance for expected credit losses	(1,518)	5,342
Ending balance	$15,821	$17,339

For the year ended December 31, 2025, bad debt expense was $1 million (2024: $3 million; 2023: $2 million).
b)    Brokers
The Company produces business through brokers.
For the year ended December 31, 2025, 2024 and 2023, three brokers accounted for 37%, 38% and 38% of gross premiums written, respectively. Marsh & McLennan Companies Inc. accounted for 13% (2024: 14%, 2023: 14%), Aon plc accounted for 13% (2024: 14%, 2023: 15%), and Arthur J. Gallagher & Co. accounted for 11% (2024: 10%, 2023: 9%).
No other broker and no single insured or reinsured accounted for more than 10% of gross premiums written in any of the last three years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

12.    COMMITMENTS AND CONTINGENCIES (CONTINUED)
c)    Reinsurance Purchase Commitment
In the normal course of business, the Company purchases reinsurance and retrocessional (collectively referred to as "reinsurance") protection for its insurance and reinsurance business. Minimum reinsurance premiums are contractually due in advance on a quarterly basis. At December 31, 2025, the Company had outstanding reinsurance purchase commitments of $10 million (2024: $nil). Actual payments under the reinsurance contracts will depend on the underlying subject premium and may exceed the minimum reinsurance premiums.
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
e)    Investments
At December 31, 2025, the Company has $683 million (2024: $526 million) of unfunded investment commitments related to its other investment portfolio, which are callable by investment managers (refer to Note 5(e) 'Investments'). At December 31, 2025, the Company has $3 million (2024: $9 million) of unfunded investment commitments to purchase commercial mortgage loans and $403 million (2024: $94 million) of unfunded investment commitments to purchase corporate debt.
f)    Funds at Lloyd's
The Company operates in the Lloyd’s market through its corporate members, AXIS Corporate Capital UK Limited and AXIS Corporate Capital UK II Limited. Lloyd’s sets capital requirements for corporate members annually through the application of a capital model that is based on regulatory rules pursuant to Solvency UK.
The capital provided to support underwriting or Funds at Lloyd’s ("FAL") may be satisfied by cash, certain investments and letters of credit provided by approved banks.
At December 31, 2025, investments and cash of $1,070 million (2024: $883 million) were restricted to satisfy the Company's FAL requirements (refer to Note 5 'Investments' and Note 22 'Statutory Financial Information').

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

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

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the commencement date.

The following table presents the Company’s total lease expense and the cash flows arising from lease transactions:

Year ended December 31,	2025	2024	2023

Lease cost:
Operating lease expense	$17,199	$17,273	$21,499
Short-term lease expense(1)	1,445	781	2,291
Sublease income(2)	(3,138)	(4,554)	(4,531)
Total lease expense	$15,506	$13,500	$19,259

Other information:
Operating cash outflows from operating leases	$17,960	$17,035	$20,190
Right-of-use assets obtained in exchange for new operating lease liabilities(3)	$13,391	$(3,209)	$34,988
Weighted-average remaining lease term - operating leases(4)	8.7 years	9.3 years	9.8 years
Weighted-average discount rate - operating lease(5)	5.0%	4.9%	4.4%
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

13.    LEASES (CONTINUED)

The following table presents the scheduled maturity of the Company's operating lease liabilities at December 31, 2025:

Year ended December 31,	Expected cash flows

2026	$16,937
2027	15,735
2028	14,984
2029	14,986
2030	14,964
Later years	58,714
Discount	(26,225)
Total discounted operating lease liabilities	$110,095

The following table presents the scheduled maturity of the Company's operating lease liabilities at December 31, 2024:

Year ended December 31,	Expected cash flows

2025	$17,787
2026	15,181
2027	13,026
2028	12,283
2029	12,280
Later years	62,663
Discount	(26,606)
Total discounted operating lease liabilities	$106,614

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

14.    EARNINGS PER COMMON SHARE
The following table presents a comparison of earnings (loss) per common share and earnings (loss) per diluted common share:

At and year ended December 31,	2025	2024	2023

Earnings per common share
Net income	$1,008,898	$1,081,786	$376,292
Less: Preferred share dividends	30,250	30,250	30,250
Net income available to common shareholders	$978,648	$1,051,536	$346,042
Weighted average common shares outstanding	78,192	84,165	85,142
Earnings per common share	$12.52	$12.49	$4.06

Earnings per diluted common share
Net income available to common shareholders	$978,648	$1,051,536	$346,042

Weighted average common shares outstanding	78,192	84,165	85,142
Share-based compensation plans	1,074	1,011	870
Weighted average diluted common shares outstanding	79,266	85,176	86,012
Earnings per diluted common share	$12.35	$12.35	$4.02

Weighted average anti-dilutive shares excluded from the dilutive computation	14	192	405

15.    SHAREHOLDERS' EQUITY

a)    Common Shares
The Company's authorized share capital is 800,000,000 common shares, par value of $0.0125 per share.
The following table presents changes in common shares issued and outstanding:

Year ended December 31,	2025	2024	2023

Shares issued, balance at beginning of year	176,580	176,580	176,580
Shares issued	—	—	—
Total shares issued at end of year	176,580	176,580	176,580

Treasury shares, balance at beginning of year	(93,596)	(91,294)	(91,912)
Shares repurchased	(9,616)	(3,061)	(398)
Shares reissued	767	759	1,016
Total treasury shares at end of year	(102,445)	(93,596)	(91,294)

Total shares outstanding	74,135	82,984	85,286

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

15.    SHAREHOLDERS' EQUITY (CONTINUED)
Treasury Shares
On December 7, 2023, the Company's Board of Directors renewed its authorization for the repurchase of up to $100 million of the Company's common shares, effective January 1, 2024, through December 31, 2024. At June 30, 2024, authorization under this plan was exhausted.
On May 16, 2024, the Company's Board of Directors approved a new share repurchase program for up to $300 million of the Company's common shares. This share repurchase program was open-ended, allowing the Company to repurchase its shares from time to time in the open market or privately negotiated transactions, depending on market conditions. On February 6, 2025, authorization under this plan was exhausted.
On February 19, 2025, the Company's Board of Directors approved a new share repurchase program for up to $400 million of the Company's common shares. This share repurchase program was open-ended, allowing the Company to repurchase its shares from time to time in the open market or privately negotiated transactions, depending on market conditions. On September 3, 2025, authorization under this plan was exhausted.
On September 17, 2025, the Company's Board of Directors approved a new share repurchase program for up to $400 million of the Company's common shares. The new share repurchase program is open-ended, allowing the Company to repurchase its shares from time to time in the open market or privately negotiated transactions, depending on market conditions.
The following table presents common shares repurchased from shares held in Treasury:

Year ended December 31,	2025	2024	2023

Publicly announced programs: (1)
Total shares	9,342	2,806	—
Total cost	$887,717	$199,943	$—
Average price per share(2)	$95.02	$71.27	$—

From employees:(3)
Total shares	274	255	398
Total cost	$26,559	$15,925	$23,596
Average price per share(2)	$96.80	$62.45	$59.15

Total shares repurchased:
Total shares	9,616	3,061	398
Total cost	$914,276	$215,868	$23,596
Average price per share(2)	$95.07	$70.53	$59.15

(1)    Shares are repurchased pursuant to the Company's Board-authorized share repurchase programs.
(2)    Calculated using whole numbers.
(3)    Shares are repurchased from employees to satisfy personal withholding tax liabilities that arise on the vesting of share-settled restricted stock units.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

15.    SHAREHOLDERS' EQUITY (CONTINUED)
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

Year ended December 31, 2025
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
For the year ended December 31, 2025, total pension expenses were $36 million (2024: $35 million and 2023: $35 million) for the above retirement benefit.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

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

At December 31, 2025, 2,129,781 equity-based awards remained available for grant pursuant to the 2017 Plan.

Restricted Stock Units - Share-Settled

The grant date fair value of share-settled restricted stock units granted pursuant to the 2017 Plan is established at the fair market value of the Company's common shares at the date of grant. These awards either cliff vest at the end of a three-year period, vest in accordance with a three-year graded vesting schedule in three annual installments beginning on the grant date, or vest in accordance with a four-year graded vesting schedule in four annual installments beginning on the grant date.

Performance Restricted Stock Units - Share-Settled

Performance restricted stock units granted pursuant to the 2017 Plan represent the right to receive a specified number of common shares in the future, based on the achievement of established performance criteria and continued service during the applicable performance period.

The grant date fair value of performance restricted stock units granted in 2021 and subsequent years with a market condition were measured on the grant date using a Monte Carlo simulation model. The grant date fair value of performance restricted stock units granted in 2024 and subsequent years with a performance condition was determined based on the closing price of the Company's common shares on the grant date.

Awards granted pursuant to the 2017 Plan generally cliff vest at the end of a three-year period. Compensation expense is recognized on a straight-line basis over the applicable requisite service period.

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

Retirement Plan

In 2016, the Company established the AXIS Executive Restricted Stock Unit Retirement Plan (the "Plan") to reward certain eligible long-term employees of the Company for their dedicated service. The Plan was implemented in 2017. Subject to certain conditions being met, eligible employees do not forfeit their outstanding restricted stock units or performance restricted stock units on or following their retirement. Absent the Plan, outstanding restricted stock units are generally forfeited on termination of employment.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

17.    SHARE-BASED COMPENSATION (CONTINUED)
a)    Performance Restricted Stock Units

Performance Restricted Stock Units granted in with a market condition
Certain share-settled performance restricted stock units include a market condition which is the Company’s total shareholder return relative to its peer group ("Relative TSR") over the performance period. Relative TSR is calculated in accordance with the terms of the applicable award agreement. If performance goals are achieved, these awards will cliff vest at the end of a three-year performance period within a range of 0% to 200% of target.
Performance Restricted Stock Units granted with a performance condition

Certain share-settled performance restricted stock units include a performance condition which is the Company’s average annual growth in book value per diluted common share, plus accumulated dividends over the performance period, adjusted to exclude unrealized investment gains (losses) recognized in accumulated other comprehensive income (loss), and share repurchases during the performance period ("Adjusted DBVPS"). Adjusted DBVPS is calculated in accordance with the terms of the applicable award agreement. If performance goals are achieved, these awards will cliff vest at the end of a three-year performance period within a range of 0% to 200% of target.
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

Performance Restricted Stock Units granted in the three months ended June 30, 2023 in relation to senior leadership transition

Share-settled performance restricted stock units granted in the three months ended June 30, 2023 to one senior leader include a market condition which is the Company’s total shareholder return compound annual growth rate ("TSR CAGR") over the performance period. TSR CAGR is calculated in accordance with the terms of the applicable award agreement. If performance goals are achieved, these awards will cliff vest at the end of a three-year performance period within a range of 0% to 200% of target.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

17.    SHARE-BASED COMPENSATION (CONTINUED)
Valuation assumptions

Performance Restricted Stock Units granted with a market condition

The fair values of these performance restricted stock units were measured on the grant date using a Monte Carlo simulation model.

The following table provides details of the significant inputs used in the Monte Carlo simulation model:

Year ended December 31,	2025	2024	2023 (1)	2023 (2)	2023 (3)

Expected volatility	25.30%	26.00%	36.24%	29.30%	30.05%
Expected term (in years)	3.0	3.0	3.0	1.0	3.0
Expected dividend yield	n/a	n/a	n/a	n/a	n/a
Risk-free interest rate	4.16%	4.06%	3.79%	4.61%	3.39%

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

Beginning share price, Ending share price and Expected term

Performance restricted stock units granted in 2025 and 2024
The beginning share price for awards was based on the average closing share price over the 30 trading days preceding and including the start of the performance period. The ending share price was based on the average projected closing share price over the 30 trading days preceding and including the end of the performance period. Performance for awards granted in 2025 is measured from January 1, 2025 to December 31, 2027, and performance for awards granted in 2024 is measured from January 1, 2024 to December 31, 2026.

Performance restricted stock units granted in 2023, and performance restricted stock units granted in the three months ended March 31, 2023 in relation to senior leadership transition
The beginning share price for awards was based on the average closing share price over the 10 trading days preceding and including the start of the performance period. The ending share price was based on the projected average closing share price over the 10 trading days preceding and including the end of the performance period. Performance for awards granted in 2023 is generally measured from January 1, 2023 to December 31, 2025, with performance for awards granted to one senior leader being measured from January 1, 2023 to December 31, 2023.

Performance restricted stock units granted in the three months ended June 30, 2023 in relation to senior leadership transition
The beginning share price for awards was based on the average closing share price over the 30 trading days preceding and including the start of the performance period. The ending share price of the awards was based on the average closing share price over the 30 trading days preceding and including the end of the performance period. Performance for awards is being measured from May 4, 2023 to May 4, 2026.

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
DECEMBER 31, 2025, 2024 AND 2023

17.    SHARE-BASED COMPENSATION (CONTINUED)
Risk-free interest rate
The risk-free rate was estimated based on the yield on a U.S. treasury zero-coupon bond issued with a remaining term equal to the vesting period of the performance restricted stock units.

Compensation expense associated with performance restricted stock units is determined on the grant date based on the fair value calculated by the Monte Carlo simulation model and is recognized on a straight-line basis over the requisite service period. During the three months ended March 31, 2023, the transition in our senior leadership resulted in a modification of the previously existing vesting terms of the outstanding restricted stock units and performance restricted stock units granted in 2022 and earlier of one senior leader, and a modification of the performance period of that leader's performance restricted stock units granted in 2022. The modifications did not result in incremental compensation expense.

Performance Restricted Stock Units granted with a performance condition

The fair value of performance restricted stock units is determined based on the closing price of the Company's common shares on the grant date, and compensation expense is recognized on a straight-line basis over the requisite service period, and is subject to periodic adjustment based on the achievement of established performance criteria during the performance period.

b)     Share-Settled Awards

The following table provides an activity summary of the Company's share-settled restricted stock units:

	Share-Settled Performance Restricted Stock Units		Share-Settled Service Restricted Stock Units
	Number of restricted stock units	Weighted average grant date fair value	Number of restricted stock units	Weighted average grant date fair value

Nonvested restricted stock units - December 31, 2023	144	$65.69	1,855	$55.21
Granted	104	65.77	748	60.50
Vested	—	—	(759)	54.65
Forfeited	(1)	65.78	(202)	56.66
Nonvested restricted stock units - December 31, 2024	247	65.73	1,642	57.73
Granted	89	98.22	625	91.01
Performance adjustment (1)	55	68.63	—	—
Vested	(115)	68.63	(653)	57.00
Forfeited	(5)	86.55	(147)	67.73
Nonvested restricted stock units - December 31, 2025	271	$75.43	1,467	$71.25

(1) The performance adjustment represents the difference between the number of performance restricted stock units granted and earned following the three-year performance period that ended in 2024. The performance restricted stock units were granted at the target level of achievement.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

17.    SHARE-BASED COMPENSATION (CONTINUED)
The following table provides additional information related to share-based compensation:

Year ended December 31,	2025	2024	2023

Share-based compensation expense	$45,222	$42,713	$57,729
Tax benefits associated with share-based compensation expense	$12,578	$8,007	$8,819
Fair value of restricted stock units vested (1)	$74,229	$46,884	$64,156
Unrecognized share-based compensation expense	$70,971	$60,192	$62,416
Expected weighted average period associated with the recognition of unrecognized share-based compensation expense	2.3 years	2.4 years	2.4 years

(1)    Fair value is based on the closing price of the Company's common shares on the vest date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

18.    RELATED PARTY TRANSACTIONS

Related Party Transactions with Stone Point Capital, LLC ("Stone Point")
A member of the Company’s Board of Directors, Mr. Charles Davis, is the Co-Chief Executive Officer of Stone Point Capital, LLC ("Stone Point"). In the ordinary course of business, the Company engaged SKY Harbor Capital Management, LLC, which was majority-owned by Stone Point's private equity fund Trident V, L.P. ("Trident V"), to provide asset management services for certain high yield debt portfolios. During 2025, Trident V, sold its ownership of SKY Harbor Capital Management, LLC to an unaffiliated asset manager. For the year ended December 31, 2025, total fees paid to SKY Harbor Capital Management, LLC, were $1 million (2024: $3 million; 2023: $3 million).
In addition, the Company has an investment of $2 million (2024: $3 million) in the Freedom Consumer Credit Fund, LLC - Series B. The manager of this fund is Freedom Financial Asset Management, LLC ("Freedom") which is an indirect subsidiary of Pantheon Partners, LLC ("Pantheon"). A Stone Point private equity fund, Trident VI, L.P. ("Trident VI") owns approximately 14.5% of Pantheon. For the year ended December 31, 2025, fees paid to Freedom were $nil (2024: $nil; 2023: $1 million).
The Company has an investment of $79 million (2024: $92 million) in Stone Point's private equity fund, Trident VIII, L.P. ("Trident VIII") and co-investments of $25 million (2024: $30 million) with Trident VIII. For the year ended December 31, 2025, fees paid to Stone Point in relation to Trident VIII were $2 million (2024: $4 million; 2023: $2 million).
The Company has an investment of $53 million (2024: $39 million) in Stone Point's private equity fund, Trident IX, L.P. ("Trident IX"). For the year ended December 31, 2025, fees paid to Stone Point in relation to Trident IX were $2 million (2024: $3 million; 2023: $1 million).
The Company has an investment of $47 million (2024: $48 million) with Rialto Real Estate IV-Property ("Rialto") and co-investments of $17 million (2024: $23 million) managed by Rialto, which is a portfolio company of Stone Point's private equity fund, Trident VII, L.P. ("Trident VII"). For the year ended December 31, 2025, fees paid to Rialto were $0.3 million (2024: $2 million; 2023: $2 million).

The Company has an investment of $20 million (2024: $18 million) in Stone Point Credit Corporation. For the year ended December 31, 2025, fees paid to Stone Point in relation to Stone Point Credit Corporation were $0.7 million (2024: $0.5 million; 2023: $0.5 million).

The Company previously had an investment of $18 million in Stone Point Credit Corporation bonds. These bonds were repaid in full during the year ended December 31, 2025. For the year ended December 31, 2025, the Company earned income of $1 million (2024: $1 million; 2023: $1 million) in relation to this bond.

The Company has an investment of $7 million (2024: $7 million) in a loan to Eagle Point Credit Management LLC ("Eagle Point"), which is majority-owned by Trident IX. For the year ended December 31, 2025, the Company earned income of $0.6 million (2024: $0.7 million; 2023: $0.5 million) in relation to this loan.
The Company has an investment of $65 million in separately managed accounts ("SMAs") that are managed by Eagle Point. For the year ended December 31, 2025, fees paid to Eagle Point in relation to the SMAs were less than $0.1 million.
The Company has an investment of $371 million in a collateralized loan obligation ("CLO") investment account that is managed by Eagle Point. For the year ended December 31, 2025, fees paid to Eagle Point in relation to this investment account were $0.1 million.
The Company has an investment of $8 million in a SMA that is managed by Stone Point Credit LLC. For the year ended December 31, 2025, the fees paid to Stone Point Credit LLC were less than $0.1 million.
The Company has an investment of $6 million (2024: $6 million) in cumulative preferred shares of Aspida Holdings Ltd. ("Aspida"). The investment was syndicated to the Company by Stone Point Credit Corporation. For the year ended December 31, 2025 and 2024, the Company did not pay any fees to Aspida.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

18.    RELATED PARTY TRANSACTIONS (CONTINUED)
Commitments
At December 31, 2025, the Company had up to $53 million (2024: $60 million) of unfunded commitments to the Stone Point Credit LLC SMA.
At December 31, 2025, the Company had up to $25 million (2024: $25 million) of unfunded commitments to Stone Point's private equity fund, Trident X L.P. ("Trident X").
At December 31, 2025, the Company had up to $8 million (2024: $8 million) of unfunded commitments to Stone Point's private equity fund, Trident VIII.
At December 31, 2025, the Company had up to $11 million (2024: $20 million) of unfunded commitments to Stone Point's private equity fund, Trident IX.
At December 31, 2025, the Company had up to $185 million of unfunded commitments to the Eagle Point SMA.

Stock Repurchase Agreements with Stone Point

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

On November 19, 2025, the Company entered into a stock repurchase Agreement with T8, pursuant to which T8 agreed to sell 2,404,133 shares to the Company for an aggregate price of approximately $238 million.

Loss Portfolio Transfer Reinsurance Agreement with Enstar
On December 13, 2024, the Company entered into a LPT agreement with Enstar (refer to Note 8 'Reserves for Losses and Loss Expenses' and Note 9 'Reinsurance') to retrocede a portfolio of reinsurance business predominantly related to 2021 and prior underwriting years. The transaction was subject to regulatory approvals and other customary conditions and was completed on April 24, 2025.
Stone Point serves as the manager of Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P. (collectively, "Trident V Funds"), that indirectly held an aggregate ownership interest of approximately 9.5% in Enstar at December 31, 2024.
On July 2, 2025, in connection with the acquisition of Enstar by investment vehicles managed or advised by affiliates of Sixth Street Partners LLC., all ordinary shares held by the Trident V Funds in Enstar were converted into the right to receive cash, without interest. In addition, affiliates and managed funds of Stone Point Credit Adviser LLC, together with certain co‑investors, purchased preferred equity interests in a parent entity of Enstar with a liquidation preference of $175 million. This preferred equity interest represents a senior, fixed‑value investment and does not confer a controlling interest in the parent entity or any of its subsidiaries, including Enstar.
Retrocession Agreement with Monarch Point Re
Refer to Note 5 'Investments'
Loan Advances Made to Monarch Point Re
Refer to Note 5 'Investments'

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

18.    RELATED PARTY TRANSACTIONS (CONTINUED)
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
At December 31, 2025, the Company has $532 million (2024: $448 million) of investments where it is deemed to have the ability to exercise such significant influence. The Company generally pays management and performance fees to the investment managers of these investments. The Company considers all fees paid to the investment managers to be at market rates consistent with negotiated arms-length contracts.
Harrington Re
Retrocession Agreement with Harrington Re
Refer to Note 5 'Investments'
Harrington Notes
On June 29, 2021, the Company invested $10 million in 7.25% fixed to floating rate, senior unsecured notes ("Harrington Notes") due 2031, issued by Harrington. On June 29, 2024, the Harrington Notes were fully redeemed.

19.    REORGANIZATION EXPENSES
For the year ended December 31, 2025, reorganization expenses were $nil (2024: $26 million and 2023: $29 million).
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

20.    INCOME TAXES
On December 27, 2023, the Bermuda government enacted the Corporate Income Tax Act 2023 (the "Act") which applies a corporate income tax for fiscal years beginning on or after January 1, 2025. Under the Corporate Income Tax Act 2023 of Bermuda, any liability to the tax applies regardless of any assurances previously provided under the Exempted Undertakings Tax Protection Act 1966 of Bermuda. The Act includes a provision referred to as the economic transition adjustment ("Bermuda ETA"), which is intended to provide a fair and equitable transition into the tax regime. Pursuant to the Act and subsequently issued guidance, the Company recorded a net deferred tax asset of $177 million in 2024.

On December 11, 2025, the Bermuda government enacted the Corporate Income Tax Amendment (No. 2) Act 2025 (the "Amendment Act") which provided technical corrections to the Act. The Amendment Act includes a provision to allow for derecognition of deferred tax liabilities where a Bermuda tax group recognized both deferred tax assets and deferred tax liabilities under the Bermuda ETA. Pursuant to the Amendment Act, the Company released $19 million of deferred tax liabilities previously established under the Bermuda ETA in 2025.

AXIS Specialty Insurance Bermuda (refer to Note 1 'Organization'), a wholly owned subsidiary of AXIS Specialty U.S. Holdings, Inc, made an election to be treated as a U.S. taxpayer under section 953(d) of the Internal Revenue Code of 1986, as amended ("U.S. Internal Revenue Code"). AXIS Specialty Insurance Bermuda is subject to tax in the U.S. beginning tax year 2024 and in Bermuda beginning tax year 2025. Any U.S. tax incurred as a result of this election is eligible to be fully creditable against the Bermuda corporate income tax.

AXIS Capital's primary Bermuda subsidiary has an operating branch in Singapore, which is subject to the relevant taxes in that jurisdiction. The Company is currently in the process of winding down regulated operations in Singapore. The Singapore branch is not under examination in that tax jurisdiction but remains subject to examination for tax years 2022 through 2025.

AXIS Capital's U.S. subsidiaries are subject to federal, state and local corporate income taxes, and other taxes applicable to U.S. corporations. The provision for federal income taxes has been determined under the principles of the consolidated tax provisions of the U.S. Internal Revenue Code. Should the U.S. subsidiaries pay a dividend outside the U.S. tax group, withholding taxes will apply. The U.S. subsidiaries are subject to examination for tax years 2022 through 2025. An Internal Revenue Service ("IRS") examination of the U.S. group was completed in 2025 with respect to tax years 2019, 2021, and 2022 and was closed without material adjustments.

In Canada, AXIS Capital's U.S. reinsurance company operates through a branch and its U.S. service company has an unlimited liability company subsidiary based in Canada. The Canadian operations are subject to the relevant taxes in that jurisdiction and remain subject to examination for tax years 2021 through 2025.

AXIS Capital has subsidiaries in Ireland, the U.K., and Brazil with branches in the U.K., Switzerland, and Belgium. These subsidiaries and their branches are not under examination but remain subject to examination in all applicable jurisdictions for tax years 2021 through 2025.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

20.    INCOME TAXES (CONTINUED)
The following table provides an analysis of income tax expense (benefit) and net tax assets:

Year ended December 31,	2025	2024	2023

Current income tax expense (benefit)
U.S.	$95,565	$84,255	$12,021
Europe	40,245	19,260	32,386
Bermuda	42,464	3,425	291
Deferred income tax expense (benefit)
U.S.	(55,000)	716	(24,042)
Europe	47,017	7,290	18,932
Bermuda(1)	46,441	(170,541)	(13,272)
Total income tax expense (benefit)	$216,732	$(55,595)	$26,316

Net current tax receivables (payables)	$(9,907)	$42,991	$78,570
Net deferred tax assets (liabilities)	176,726	278,474	72,850

Net tax assets	$166,819	$321,465	$151,420

(1)    2024 reflects the recognition of a tax benefit related to the Bermuda ETA, offset by a partial reversal of the 2023 tax benefit on unrealized investment losses included in other comprehensive income (loss) due to the enactment of corporate income tax, effective January 1, 2025. 2025 reflects Bermuda ETAs including the amortization of $19 million of deferred tax assets offset by the derecognition of $19 million of deferred tax liabilities pursuant to the Amendment Act.

The following table provides an analysis of income taxes paid disaggregated by jurisdiction, following the adoption of Accounting Standards Update ("ASU") 2023-09:

Year ended December 31,	2025

Jurisdiction	Income taxes paid (net of refunds)
Federal (Bermuda)	$1,000
Foreign
United States	96,637
United Kingdom	12,685
Canada	8,093
Ireland	6,980
Other foreign jurisdictions	1,448
Total income tax expense (benefit)	$126,843

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

20.    INCOME TAXES (CONTINUED)
Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The following table provides details of the significant components of deferred tax assets and liabilities:

At December 31,	2025	2024

Deferred tax assets:
Discounting of net reserves for losses and loss expenses	$60,852	$66,338
Unearned premiums	69,113	62,656
Net unrealized investments losses	—	36,536
Operating and capital loss carryforwards	54,923	75,864
Accruals not currently deductible	40,826	36,253
Tax credits	12,601	2,414
Bermuda economic transition adjustment(1)	176,759	176,923
Other deferred tax assets	3,742	3,681
Deferred tax assets before valuation allowance	418,816	460,665
Valuation allowance	(7,591)	(19,829)
Deferred tax assets net of valuation allowance	411,225	440,836

Deferred tax liabilities:
Deferred acquisition costs	(50,832)	(35,401)
Net unrealized investments gains	(9,807)	—
Other investment adjustments and impairments	(6,104)	(7,933)
Intangible assets	(45,034)	(47,355)
Depreciation and amortization	(1,450)	(7,586)
Equalization reserves	(2,140)	(2,347)
Lloyd’s deferred year of account results	(114,124)	(51,770)
Other deferred tax liabilities	(5,008)	(9,970)
Deferred tax liabilities	(234,499)	(162,362)
Net deferred tax assets (liabilities)	$176,726	$278,474

(1) At December 31, 2025, the Bermuda ETA includes amortization of $19 million of deferred tax assets offset by the derecognition of $19 million of deferred tax liabilities pursuant to the Amendment Act.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

20.    INCOME TAXES (CONTINUED)
The following table summarizes total operating and capital loss carryforwards and tax credits:

At December 31,	2025	2024

Operating and Capital Loss Carryforwards(1)
Singapore operating loss carryforward	$55,914	$91,924
U.K. operating loss carryforward	182,348	216,928
U.K. capital loss carryforward	93	93
Ireland operating loss carryforward	—	27
Ireland capital loss carryforward	835	1,372
Switzerland operating loss carryforward(2)	—	68,573
U.S. capital loss carryforward(3)	16,932	59,434

Tax Credits(1)
Ireland foreign tax credit	$—	$333
U.K. foreign tax credit	643	504
U.S. foreign tax credit(4)	11,957	1,577

(1)    At December 31, 2025, the Singapore, U.K., and Ireland operating and capital loss carryforwards and tax credits can be carried forward indefinitely.
(2)    At December 31, 2025, the Swiss net operating losses were fully utilized.
(3)    At December 31, 2025, the U.S. capital loss carryforwards expire in 2030.
(4)    At December 31, 2025, the U.S. foreign tax credits expire in 2034.

The following table shows an analysis of the movement in the Company's valuation allowance:

At December 31,	2025	2024

Income tax expense (benefit):
Valuation allowance - beginning of year	$17,221	$31,688
Operating loss carryforwards	(8,476)	(6,572)
Foreign tax credit	(333)	(6,589)
U.K. branch assets and other foreign rate differentials	756	(1,567)
Capital loss carryforwards and impaired investments	(111)	261
Valuation allowance - end of year	$9,057	$17,221

Accumulated other comprehensive income (loss):
Valuation allowance - beginning of year	$2,608	$7,023
Change in investment - related items	(4,074)	(4,415)
Valuation allowance - end of year	(1,466)	2,608

Total valuation allowance - end of year	$7,591	$19,829

At December 31, 2025 and 2024, the Company had a full valuation allowance on operating loss carryforwards relating to operations in Singapore and Ireland and certain other deferred tax assets related to branch operations.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

20.    INCOME TAXES (CONTINUED)
In 2025, the valuation allowance decreased by $12 million (2024: $19 million). In 2025, the net gain incurred by AXIS Re Europe, the Swiss branch of the Irish reinsurance company, resulted in the release of a valuation allowance of $8 million against the net deferred tax assets of which $4 million was released in net income (loss) and $4 million was released in other comprehensive income (loss).

In 2024, the net gain incurred by AXIS Re SE, the Irish reinsurance company, resulted in the release of a valuation allowance of $13 million against the net deferred tax assets of AXIS Re SE and AXIS Re Europe, the Swiss branch of the Irish reinsurance company, of which $8 million was released in net income (loss) and $5 million was released in other comprehensive income (loss). In 2025, the remaining $0.3 million valuation allowance was fully released against foreign tax credits held by AXIS Specialty Europe. In 2024, a valuation allowance of $7 million was released against foreign tax credits held by AXIS Specialty Europe
At December 31, 2025 and 2024, the Company's U.S. operations had a deferred tax asset of $1 million and $19 million, respectively, for the unrealized losses on its fixed maturities that were recorded in other comprehensive income (loss). The Company examined the need for a valuation allowance and after considering all positive and negative evidence concluded a valuation allowance against its net unrealized investment losses in the U.S was not required.
At December 31, 2025 and 2024, the Company’s Bermuda operations had a deferred tax liability of $11 million and a deferred tax asset of $17 million, respectively, for the unrealized gains (losses) on its fixed maturities that were recorded in other comprehensive income (loss). Due to the net unrealized investment gains in Bermuda, a valuation allowance was not required.
At December 31, 2025 and 2024, the Company’s Bermuda operations had a deferred tax asset of $177 million related to the Bermuda ETA. The Company examined the need for a valuation allowance and after considering all positive and negative evidence concluded a valuation allowance against this asset in Bermuda was not required.

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
At December 31, 2025 and 2024, there were no unrecognized tax benefits.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

20.    INCOME TAXES (CONTINUED)
The following table presents the distribution of income before income taxes between domestic and foreign jurisdictions and a reconciliation of the actual income tax rate to the amount computed by applying the effective tax rate of 15% under Bermuda law to income before income taxes, following the adoption of ASU 2023-09:

Year ended December 31, 2025	Amount	Percent

Income (loss) before income taxes
Bermuda (domestic)	$586,113
Foreign	639,517
Total income before income taxes	$1,225,630

Bermuda Federal Statutory Rate	$183,844	15.0%
State and Local Income Taxes	—	0.0%
Foreign Tax Effects
United States
Statutory tax rate difference between United States and Bermuda	10,915	0.9%
U.S. tax on insurance income	84,093	6.9%
Other	(1,791)	(0.1%)
United Kingdom
Statutory tax rate difference between United Kingdom and Bermuda	31,401	2.5%
Other	(5,638)	(0.5%)
Other Foreign Jurisdictions	(7,794)	(0.6%)

Effect of changes in tax laws or rates enacted in the current period (1)	(18,782)	(1.5%)
Effect of cross-border tax laws	—	0.0%
Tax Credits	(68,281)	(5.6%)
Changes in valuation allowances	—	—%
Nontaxable or nondeductible items	1,943	0.2%
Changes in unrecognized tax benefits	—	0.0%
Other Adjustments	6,822	0.5%
Actual tax rate	216,732	17.7%

(1)     At December 31, 2025, the effects of changes in tax laws or rates enacted in the current period reflects the release of $19 million of Bermuda ETA deferred tax liabilities pursuant to the Amendment Act.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

20.    INCOME TAXES (CONTINUED)
The following table presents the distribution of income before income taxes between domestic and foreign jurisdictions and a reconciliation of the actual income tax rate to the amount computed by applying the effective tax rate of 0% under Bermuda law to income before income taxes prior to the adoption of issuance of ASU 2023-09:

Year ended December 31,	2024	2023

Income (loss) before income taxes
Bermuda (domestic)	$323,688	$213,539
Foreign	702,503	189,067
Total income before income taxes	$1,026,191	$402,606

Reconciliation of effective tax rate (% of income before income taxes)
Expected tax rate	0.0%	0.0%
Foreign taxes at local expected rates:
U.S.	8.4%	(2.5%)
Europe	6.0%	11.9%
Valuation allowance	(1.4%)	(2.0%)
Prior year adjustments	(1.5)%	1.3%
Incremental branch taxes	1.1%	0.9%
Change in enacted tax rate(1)	(1.9%)	(3.3%)
Bermuda economic transition adjustment	(17.2)%	—%
Change in unrealized investment gain/(loss)	0.6%	—%
Withholding tax	0.3%	—%
Other	0.2%	0.2%
Actual tax rate	(5.4%)	6.5%

(1)    At December 31, 2024, the change in enacted tax rate represents the rate change related to deferred tax assets and deferred tax liabilities on acquisition adjustments no longer required. At December 31, 2023, the change in enacted tax rate represents the enactment of the Act related to unrealized investment losses included in other comprehensive income (loss).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

21.    OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents the tax effects allocated to each component of other comprehensive income (loss):

	Before tax amount	Income tax (expense) benefit	Net of tax amount

Year ended December 31, 2025
Available for sale investments:
Unrealized gains (losses) arising during the year for which an allowance for expected credit losses has not been recognized	$309,671	$(57,660)	$252,011
Unrealized gains (losses) arising during the year for which an allowance for expected credit losses has been recognized	(483)	63	(420)
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income	35,803	(5,787)	30,016
Unrealized gains (losses) arising during the year, net of reclassification adjustment	344,991	(63,384)	281,607
Foreign currency translation adjustment	14,381	—	14,381
Total other comprehensive income (loss), net of tax	$359,372	$(63,384)	$295,988

Year ended December 31, 2024
Available for sale investments:
Unrealized gains (losses) arising during the year for which an allowance for expected credit losses has not been recognized	$(44,964)	$11,934	$(33,030)
Unrealized gains (losses) arising during the year for which an allowance for expected credit losses has been recognized	(278)	30	(248)
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income	170,984	(15,664)	155,320
Unrealized gains (losses) arising during the year, net of reclassification adjustment	125,742	(3,700)	122,042
Foreign currency translation adjustment	(23,763)	—	(23,763)
Total other comprehensive income (loss), net of tax	$101,979	$(3,700)	$98,279

Year ended December 31, 2023
Available for sale investments:
Unrealized gains (losses) arising during the year for which an allowance for expected credit losses has not been recognized	$294,933	$(36,993)	$257,940
Unrealized gains (losses) arising during the year for which an allowance for expected credit losses has been recognized	11,220	(1,637)	9,583
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income	142,324	(13,811)	128,513
Unrealized gains (losses) arising during the year, net of reclassification adjustment	448,477	(52,441)	396,036
Foreign currency translation adjustment	(1,572)	—	(1,572)
Total other comprehensive income (loss), net of tax	$446,905	$(52,441)	$394,464

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

21.    OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)
The following table presents details of amounts reclassified from accumulated other comprehensive income (loss) ("AOCI") to net income (loss):

		Amounts reclassified from AOCI(1)
AOCI components	Consolidated statement of operations line item that includes reclassification adjustment	Year ended December 31,
		2025	2024	2023

Unrealized gains (losses) on available for sale investments
	Other realized and unrealized investment gains (losses)	$(33,535)	$(170,576)	$(129,567)
	Impairment losses	(2,268)	(408)	(12,757)
	Total before tax	(35,803)	(170,984)	(142,324)
	Income tax (expense) benefit	5,787	15,664	13,811
	Net of tax	$(30,016)	$(155,320)	$(128,513)

(1)    Amounts in parentheses are charges to net income (loss).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023
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
The statutory capital and surplus in each of the Company's most significant regulatory jurisdictions is shown in the following table:

	Bermuda		Ireland		U.S.
At December 31,	2025	2024	2025	2024	2025	2024

Required statutory capital and surplus	$2,111,743	$1,982,025	$662,931	$733,689	$502,661	$675,672
Available statutory capital and surplus	$4,396,966	$4,475,219	$1,068,054	$1,197,127	$1,879,213	$2,483,658

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

At December 31, 2025 and 2024, the required and available statutory capital and surplus were based on this EBS framework.
Under the Act, the Company's Bermuda subsidiaries are restricted as to the payment of dividends for amounts greater than 25% of the prior year’s statutory capital and surplus, whereby an affidavit signed by at least two members of the Board of Directors is required, attesting that any dividend in excess of this amount would not cause the Company to fail to meet its relevant margins.
At December 31, 2025, the maximum dividend the Company's Bermuda subsidiaries could pay, without a signed affidavit, having met minimum levels of statutory capital and surplus requirements, was approximately $941 million (2024: $958 million).
Ireland
The Company's Irish subsidiaries, AXIS Specialty Europe and AXIS Re SE, are required to continuously maintain the Minimum Capital Requirement ("MCR") and the Solvency Capital Requirement ("SCR"). The capital requirements are calculated by reference to Directive 2009/138/EC of the European Parliament and of the Council of 25 November 2009 on the taking up and pursuit of business of Insurance and Reinsurance (Solvency II) ("Solvency II") definitions. If an entity falls below the MCR or SCR, the Central Bank of Ireland is authorized to take action to restore the financial position of the Company's Irish subsidiaries. During 2025 and 2024, the Company's Irish subsidiaries were in compliance with these requirements.
The Company's Irish subsidiaries may declare dividends subject to meeting their solvency and capital requirements. The maximum dividend is limited to "excess eligible own funds" which is defined as excess Solvency II capital over the SCR and may also be limited to "profits available for distribution'', which is defined as accumulated realized profits less accumulated realized losses and statutory reserves. In addition, a target coverage ratio range of excess eligible own funds to SCR is set by

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

22.    STATUTORY FINANCIAL INFORMATION (CONTINUED)

the Company’s Irish subsidiaries to ensure their ability to absorb stress events without breaches of required capital levels. Own Fund balances in excess of the target coverage ratio range may be considered for distribution back to Group.
At December 31, 2025, the maximum dividend the Company's Irish subsidiaries could pay, having met their target solvency and capital requirements was approximately $74 million (2024: $97 million).
United States
The Company's U.S. subsidiaries required statutory capital and surplus is determined using the risk-based capital formula ("RBC"), which is the National Association of Insurance Commissioners' (the "Commissioner") method of measuring the minimum capital appropriate for U.S. reporting entities to support its overall business operations in consideration of its size and risk profile. If a company falls below the authorized control level as determined under the RBC, the domiciliary states are authorized to take whatever regulatory actions may be considered necessary to protect policyholders and creditors.
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
At December 31, 2025, the maximum dividend that the Company's U.S. subsidiaries could pay without regulatory approval was approximately $186 million (2024: $344 million).
Lloyd's of London
The Company operates in the Lloyd’s market through its corporate members, AXIS Corporate Capital UK Limited and AXIS Corporate Capital UK II Limited. AXIS Corporate Capital UK II Limited provides 100% capital support to Syndicate 1686 for underwriting activities effective January 1, 2025. AXIS Corporate Capital UK Limited and AXIS Corporate Capital UK II Limited provided 70% and 30% capital support, respectively, to Syndicate 1686's through December 31, 2024. AXIS Corporate Capital UK II Limited also provides 100% capital support to Syndicate 2050. Syndicate 1686 and Syndicate 2050 are managed by AXIS Managing Agency.
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
The capital provided to support underwriting, or FAL, is not available for distribution for the payment of dividends or for working capital requirements. Corporate members may also be required to maintain funds under the control of Lloyd’s in excess of their capital requirements and such funds also may not be available for distribution for the payment of dividends. Lloyd’s sets the corporate members’ required capital annually and reviews funds held compared to latest capital requirements on a quarterly basis. This process is supported by the application of a capital model that is based on regulatory rules pursuant to Solvency UK.

FAL may be satisfied by cash, certain investments and letters of credit provided by approved banks. At December 31, 2025, fixed maturities and short-term investments with a fair value of $175 million (2024: $328 million) and cash of $3 million (2024: $4 million), respectively, were restricted to satisfy AXIS Corporate Capital UK Limited FAL requirements.

At December 31, 2025, fixed maturities and short-term investments with a fair value of $849 million (2024: $424 million), equity securities with a fair value of $36 million (2024: $27 million), a letter of credit for $80 million (2024: $nil), and cash of $8 million (2024: $99 million) were restricted to satisfy AXIS Corporate Capital UK II Limited FAL requirements (refer to Note 5 'Investments' and Note 12 'Commitments and Contingencies').

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

22.    STATUTORY FINANCIAL INFORMATION (CONTINUED)

Corporate members can apply to Lloyd's to release accumulated funds, whether syndicate profits or interest on FAL, which are in excess of the agreed FAL requirements on a quarterly basis. At December 31, 2025 and 2024, actual capital and assets exceeded the FAL requirements for Syndicate 1686 and Syndicate 2050.
Branch Offices
The Company's operating subsidiaries in Bermuda and the U.S. maintain branch offices in Singapore and Canada, respectively. The Company's Irish operating subsidiaries maintain branch offices in the U.K., Switzerland and Belgium. As branch offices are not considered separate entities for regulatory purposes, the required and actual statutory capital and surplus amounts for each jurisdiction in the table above, include amounts related to the applicable branch offices. The Company's branch offices in Singapore and Canada are subject to additional minimum capital or asset requirements in their countries of domicile. At December 31, 2025 and 2024, the actual capital/assets for each of these branches exceeded the relevant local regulatory requirements.
Total statutory net income (loss) of the Company's operating subsidiaries was $0.9 billion, $1.0 billion, and $471 million for 2025, 2024 and 2023, respectively.
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 AND 2023

23.    SUBSEQUENT EVENTS
Share Repurchase program
On February 26, 2026, the Company's Board of Directors approved a new share repurchase program for up to $300 million of the Company's common shares. The new share repurchase program is open-ended, allowing the Company to repurchase its shares from time to time in the open market or privately negotiated transactions, depending on market conditions.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) at December 31, 2025. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2025, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s management has performed an assessment, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the Company's internal control over financial reporting at December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on that assessment, the Company’s management believes that, at December 31, 2025, the Company's internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
The Company's independent registered public accounting firm has issued an audit report on management's assessment of the Company's internal control over financial reporting at December 31, 2025. This report appears below.
All internal control systems, no matter how well designed, have inherent limitations. As a result, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial reporting and the preparation of financial statements.
Changes in Internal Control Over Financial Reporting
The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2025. Based on that evaluation, there were no changes in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of AXIS Capital Holdings Limited

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of AXIS Capital Holdings Limited and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 27, 2026, expressed an unqualified opinion on those financial statements.
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
February 27, 2026

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
As and when allowed by the applicable law and regulations, certain of our non-U.S. subsidiaries provide treaty reinsurance coverage to non-U.S. insurers on a worldwide basis, including insurers of liability, marine, aviation and energy risks, and as a result, these underlying insurance and reinsurance portfolios may have some exposure to Iran. In addition, we provide insurance and facultative reinsurance on a global basis to non-U.S. insureds and insurers, including for liability, marine, aviation and energy risks. Coverage provided to non-Iranian business may indirectly cover an exposure in Iran. For example, certain of our operations underwrite global marine hull war and cargo policies that provide coverage for vessels navigating into and out of ports worldwide, including Iran. For the year ended December 31, 2025, there has been no material amount of premium allocated or apportioned to activities relating to Iran. We intend for our non-U.S. subsidiaries to continue to provide such coverage only to the extent permitted by applicable law.
Insider Trading Arrangements and Policies
During the three months ended December 31, 2025, no director or officer of the Company adopted, terminated or is currently party to a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the sections captioned "Proposal No. 1 – Election of Directors", "Corporate Governance", "Executive Officers", and "Other Compensation Topics" in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2025 pursuant to Regulation 14A.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections captioned "Executive Compensation", "Compensation Discussion and Analysis", "Director Compensation", "Human Capital and Compensation Committee Report" and "Human Capital and Compensation Committee Interlocks and Insider Participation" in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2025 pursuant to Regulation 14A.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 The information required by this item is incorporated by reference from the sections captioned "Principal Shareholders" and "Equity Compensation Plan Information" in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2025 pursuant to Regulation 14A.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the sections captioned "Certain Relationships and Related Transactions", and "Corporate Governance" in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2025 pursuant to Regulation 14A.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section captioned "Principal Accounting Fees and Services" in the definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2025 pursuant to Regulation 14A.

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

†*10.11	Letter Agreement by and between Matthew Kirk and AXIS Specialty U.S. Services, Inc. dated July 29, 2025.

*10.12	2007 Long-Term Equity Compensation Plan, as amended (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed on May 15, 2012).

*10.13	Amended and Restated 2017 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 11, 2021).

*10.14	Second Amended and Restated 2017 Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 8, 2023).

*10.15	Executive Long-Term Equity Compensation Program effective February 2021 (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed on February 26, 2021).

†*10.16	Amended and Restated Long-Term Equity Compensation Program effective February 2024.

*10.17	Amended and Restated Executive Annual Incentive Plan effective February 2024 (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on February 27, 2024).

*10.18	Amended and Restated AXIS Executive RSU Retirement Plan (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K filed on February 27, 2024).

*10.19	AXIS Second Amended and Restated Executive RSU Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 21, 2025).

†*10.20	AXIS Third Amended and Restated Executive RSU Retirement Plan.

*10.21	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K filed on February 26, 2019).

*10.22	Form of Employee Restricted Stock Unit Award Agreement (Performance Vesting) (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K filed on February 26, 2021).

†*10.23	Form of Employee Restricted Stock Unit Award Agreement.

*10.24	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.38 of the Company’s Form 10-K filed on February 27, 2023).

*10.25
Form of Employee Restricted Stock Unit Award Agreement (Three Year - Performance Vesting based on relative total shareholder return) (incorporated by reference to Exhibit 10.37 of the Company’s Form 10-K filed on February 27, 2023).

*10.26
Form of Employee Restricted Stock Unit Award Agreement (Three Year - Performance Vesting based on relative total shareholder return and adjusted diluted book value per share) (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed on February 27, 2024).

*10.27
Form of Employee Restricted Stock Unit Award Agreement (Three Year - Performance Vesting based on relative total shareholder return and adjusted diluted book value per share) (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K filed on February 26, 2025).

*10.28
Form of Employee Restricted Stock Unit Award Agreement (Three Year - Performance Vesting based on absolute total shareholder return compound annual growth rate) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 1, 2023).

*10.29	Form of Employee Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on May 1, 2024).

†*10.30	Form of Employee Restricted Stock Unit Award Agreement (Three Year - Performance Vesting based on relative total shareholder return and adjusted diluted book value per share).

†*10.31	Form of Employee Restricted Stock Unit Award Agreement (Three Year - Performance Vesting based on compound annual growth rate total shareholder return).

†*10.32	Form of Employee Restricted Stock Unit Award Agreement.

*10.33	AXIS Specialty U.S. Services, Inc. Supplemental Retirement Plan (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on February 26, 2008).

*10.34	AXIS Capital Holdings Limited Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 9, 2024).

*10.35	Directors Annual Compensation Program, effective January 1, 2025 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on February 26, 2025).

*10.36	Directors Annual Compensation Program, effective January 1, 2026 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on October 29, 2025).

10.37	Master Reimbursement Agreement, dated as of May 14, 2010, by and among AXIS Specialty Limited, AXIS Re Limited, AXIS Specialty Europe Limited, AXIS Insurance Company, AXIS Surplus Insurance Company, AXIS Specialty Insurance Company, AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 19, 2010).

10.38	Amendment to Master Reimbursement Agreement dated January 27, 2012 by and among AXIS Specialty Limited, AXIS Re Limited, AXIS Specialty Europe Limited, AXIS Insurance Company, AXIS Surplus Insurance Company, AXIS Specialty Insurance Company and AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 30, 2012).

10.39	Amendment to Committed Facility Letter dated November 20, 2013 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Surplus Insurance Company and AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 21, 2013).

10.40	Amendment to Committed Facility Letter dated March 31, 2015 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Reinsurance Company, AXIS Surplus Insurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 1, 2015).

10.41	Amendment to Facility Fee Letter dated March 31, 2015 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Reinsurance Company, AXIS Surplus Insurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 1, 2015).

10.42	Committed Facility Letter dated December 18, 2015 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Surplus Insurance Company and AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 22, 2015).

10.43	Amendment to Master Reimbursement Agreement dated March 27, 2017 by and among AXIS Specialty Limited, AXIS Re Limited, AXIS Specialty Europe Limited, AXIS Insurance Company, AXIS Surplus Insurance Company, AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 31, 2017).

10.44	Deed of Amendment to $500 million secured letter of credit facility dated December 24, 2019 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Surplus Insurance Company, AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 30, 2019).

10.45	Deed of Amendment to $500 million secured letter of credit facility dated April 1, 2021 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Surplus Insurance Company, AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 6, 2021).

10.46
Deed of Amendment to $500 million secured letter of credit facility dated December 29, 2023 by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Surplus Insurance Company, AXIS Reinsurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 3, 2024).

10.47
Amendment and Restatement Agreement dated March 26, 2024, by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Reinsurance Company, AXIS Surplus Insurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 28, 2024).

10.48
Amendment to Master Agreement dated March 26, 2024, by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Reinsurance Company, AXIS Surplus Insurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 28, 2024).

10.49
Amended and Restated Committed Letter of Credit Facility Letter dated March 26, 2024, by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Reinsurance Company, AXIS Surplus Insurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 28, 2024).

10.50
Uncommitted Facility Letter for Issuance of Credits dated March 26, 2024, by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Reinsurance Company, AXIS Surplus Insurance Company and Citibank Europe plc (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on March 28, 2024).

10.51
Reinsurance Agreement signed December 13, 2024 between AXIS Specialty Limited, AXIS Reinsurance Company, AXIS Re SE, and AXIS Managing Agency Ltd. for and on behalf of the Underwriting Members of Lloyd’s Syndicate 1686 and Cavello Bay Reinsurance Limited (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 16, 2024).

10.52
Amendment Agreement, dated March 23, 2025, by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Reinsurance Company, AXIS Surplus Insurance Company and Citibank Europe plc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 26, 2025).

10.53
Stock Repurchase Agreement, dated February 3, 2025, between AXIS Capital Holdings Limited and T-VIII PubOpps LP (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 3, 2025).

10.54
Stock Repurchase Agreement, dated March 5, 2025, between AXIS Capital Holdings Limited and T-VIII PubOpps LP (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 5, 2025).

10.55
Stock Repurchase Agreement, dated November 19, 2025, between AXIS Capital Holdings Limited and T-VIII PubOpps LP (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 21, 2025).

19.1	AXIS Capital Holdings Limited Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K filed on February 26, 2025).

19.2	AXIS Capital Holdings Limited Trading Policies and Procedures (incorporated by reference to Exhibit 19.2 to the Company's Annual Report on Form 10-K filed on February 26, 2025).

†21.1	Subsidiaries of the Registrant.

†22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities.

†23.1	Consent of Deloitte Ltd.

†24.1	Power of Attorney (included as part of signature pages hereto).

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*97.1	Amended and Restated Executive Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed on February 27, 2024).

†101	The following financial information from AXIS Capital Holdings Limited’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL: (i) Consolidated Balance Sheets at December 31, 2025 and 2024; (ii) Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023; (iv) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2025, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2026.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2026.

Signature	Title

/s/ VINCENT TIZZIO	Chief Executive Officer, President and Director (Principal Executive Officer)
Vincent Tizzio

/s/ PETER VOGT	Chief Financial Officer (Principal Financial Officer)
Peter Vogt

/s/ ATHANASIOS TOM BOLOVINOS	Chief Accounting Officer (Principal Accounting Officer)
Athanasios Tom Bolovinos

/s/ W. MARSTON BECKER	Director
W. Marston Becker

/s/ CHARLES DAVIS	Director
Charles Davis

/s/ ANNE MELISSA DOWLING	Director
Anne Melissa Dowling

Signature	Title

/s/ STANLEY GALANSKI	Director
Stanley Galanski

/s/ ELANOR HARDWICK	Director
Elanor Hardwick

/s/ MICHAEL MILLEGAN	Director
Michael Millegan

/s/ HENRY SMITH	Director
Henry Smith

/s/ AXEL THEIS	Director
Axel Theis

/s/ BARBARA YASTINE	Director
Barbara Yastine

/s/ LIZABETH ZLATKUS	Director
Lizabeth Zlatkus

SCHEDULE I
AXIS CAPITAL HOLDINGS LIMITED
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES

	At December 31, 2025
	Amortized cost	Fair value	Amount shown on the balance sheet
(in thousands)
Type of investment:
Fixed maturities, available for sale, at fair value
U.S. government and agency	$2,406,907	$2,417,901	$2,417,901
Non-U.S. government	798,984	810,544	810,544
Corporate debt	5,168,562	5,222,433	5,222,433
Agency RMBS	2,026,043	2,035,352	2,035,352
CMBS	811,056	801,511	801,511
Non-agency RMBS	193,372	190,124	190,124
ABS	1,479,963	1,488,067	1,488,067
Municipals	52,841	52,095	52,095
Total fixed maturities, available for sale	$12,937,728	13,018,027	13,018,027
Fixed maturities, held to maturity, at amortized cost
Corporate debt	$145,137	143,076	145,137
ABS	252,293	252,866	252,293
Total fixed maturities, held to maturity	$397,430	395,942	397,430
Mortgage loans, held for investment, at fair value		356,840	356,840
Short-term investments, at fair value		20,298	20,298
Equity securities, at fair value		707,569	707,569
Other investments, at fair value (1)		723,138	1,027,798
Equity method investments (2)		—	227,181
Total investments		$15,221,814	$15,755,143

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

SCHEDULE II
AXIS CAPITAL HOLDINGS LIMITED
CONDENSED BALANCE SHEETS – PARENT COMPANY
DECEMBER 31, 2025 AND 2024

	2025	2024
	(in thousands)
Assets
Investments in subsidiaries	$6,578,804	$6,209,792
Cash and cash equivalents	3,880	3,768
Other assets	20,870	4,465
Total assets	$6,603,554	$6,218,025

Liabilities
Intercompany payable	$197,849	$70,183
Dividends payable	46,264	50,478
Other liabilities	3,006	7,985
Total liabilities	247,119	128,646

Shareholders’ equity
Preferred shares	550,000	550,000
Common shares (shares issued 2025: 176,580; 2024: 176,580 shares outstanding 2025: 74,135; 2024: 82,984)	2,206	2,206
Additional paid-in capital	2,405,792	2,394,063
Accumulated other comprehensive income (loss)	28,431	(267,557)
Retained earnings	8,181,699	7,341,569
Treasury shares, at cost (2025: 102,445; 2024: 93,596)	(4,811,693)	(3,930,902)
Total shareholders’ equity	6,356,435	6,089,379
Total liabilities and shareholders’ equity	$6,603,554	$6,218,025

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

SCHEDULE II
AXIS CAPITAL HOLDINGS LIMITED
CONDENSED STATEMENTS OF OPERATIONS – PARENT COMPANY
YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

	2025	2024	2023
	(in thousands)
Revenues
Net investment income	$—	$—	$—
Total revenues	—	—	—

Expenses
General and administrative expenses	52,957	52,599	52,334
Total expenses	52,957	52,599	52,334

Income (loss) before incomes taxes and equity in net income of subsidiaries	(52,957)	(52,599)	(52,334)
Income tax benefit	8,071	—	—
Equity in net income of subsidiaries	1,053,783	1,134,385	428,626
Net income	1,008,897	1,081,786	376,292
Preferred share dividends	30,250	30,250	30,250
Net income available to common shareholders	$978,647	$1,051,536	$346,042

Comprehensive income	$1,304,886	$1,180,065	$770,756

SCHEDULE II
AXIS CAPITAL HOLDINGS LIMITED
CONDENSED STATEMENTS OF CASH FLOWS – PARENT COMPANY
YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

	2025	2024	2023
	(in thousands)
Cash flows from operating activities:
Net income	$1,008,897	$1,081,786	$376,292
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income loss of subsidiaries	(1,053,783)	(1,134,385)	(428,626)
Change in intercompany payable	127,666	(19,247)	(136,059)
Dividends received from subsidiaries	1,001,700	459,000	375,000
Other items	(42,324)	(28,645)	(34,626)
Share-based compensation expense, net of cash payments	45,214	42,731	54,119
Net cash provided by operating activities	1,087,370	401,240	206,100

Cash flows from financing activities:
Repurchase of common shares	(887,717)	(199,944)	—
Taxes paid on withholding shares	(26,559)	(15,925)	(23,595)
Dividends paid - common shares	(142,732)	(151,765)	(153,775)
Dividends paid - preferred shares	(30,250)	(30,250)	(30,250)
Net cash used in financing activities	(1,087,258)	(397,884)	(207,620)

Increase (decrease) in cash, cash equivalents and restricted cash	112	3,356	(1,520)
Cash, cash equivalents and restricted cash - beginning of year	3,768	412	1,932
Cash, cash equivalents and restricted cash - end of year	$3,880	$3,768	$412

SCHEDULE III
AXIS CAPITAL HOLDINGS LIMITED
SUPPLEMENTARY INSURANCE INFORMATION

	At and year ended December 31, 2025
(in thousands)	Deferred acquisition costs	Reserve for losses and loss expenses	Unearned premiums	Net premiums earned	Net investment income(1)	Net losses and loss expenses	Acquisition costs	Other operating expenses(2)	Net premiums written
Insurance	$584,203	$11,156,522	$4,333,954	$4,291,485	$—	$2,337,227	$820,324	$537,558	$4,627,224
Reinsurance	217,575	6,965,734	1,491,744	1,423,124	—	951,314	316,145	50,111	1,494,432
Corporate	—	—	—	—	766,903	—	—	116,262	—
Total	$801,778	$18,122,256	$5,825,698	$5,714,609	$766,903	$3,288,541	$1,136,469	$703,931	$6,121,656

	At and year ended December 31, 2024
(in thousands)	Deferred acquisition costs	Reserve for losses and loss expenses	Unearned premiums	Net premiums earned	Net investment income(1)	Net losses and loss expenses	Acquisition costs	Other operating expenses(2)	Net premiums written
Insurance	$503,175	$10,499,703	$3,859,162	$3,926,036	$—	$2,245,420	$766,915	$485,929	$4,250,545
Reinsurance	182,678	6,719,226	1,352,703	1,380,199	—	913,067	303,636	50,513	1,506,806
Corporate	—	—	—	—	759,229	—	—	129,760	—
Total	$685,853	$17,218,929	$5,211,865	$5,306,235	$759,229	$3,158,487	$1,070,551	$666,202	$5,757,351

	At and year ended December 31, 2023
(in thousands)	Deferred acquisition costs	Reserve for losses and loss expenses	Unearned premiums	Net premiums earned	Net investment income(1)	Net losses and loss expenses	Acquisition costs	Other operating expenses(2)	Net premiums written
Insurance	$448,062	$9,507,409	$3,507,519	$3,461,700	$—	$2,080,001	$648,463	$472,094	$3,758,720
Reinsurance	153,571	6,926,609	1,240,083	1,622,081	—	1,313,101	352,482	79,373	1,343,605
Corporate	—	—	—	—	611,742	—	—	132,979	—
Total	$601,633	$16,434,018	$4,747,602	$5,083,781	$611,742	$3,393,102	$1,000,945	$684,446	$5,102,325

(1)The Company evaluates underwriting results of its reportable segments separately from the performance of its investment portfolio. Therefore, the Company believes it is appropriate to exclude net investment income from its underwriting profitability measure.
(2)Amounts related to the Company's reportable segments reflect underwriting-related general and administrative expenses, which includes those general and administrative expenses that are incremental and/or directly attributable to the Company's underwriting operations. Underwriting-related general and administrative expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most comparable GAAP financial measure, presented in the table above, also includes corporate expenses of $116 million, $130 million, and $133 million for the years ended December 31, 2025, 2024 and 2023, respectively. Corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As these costs are not incremental and/or directly attributable to the Company's underwriting operations, these expenses are excluded from underwriting-related general and administrative expenses.

SCHEDULE IV
AXIS CAPITAL HOLDINGS LIMITED
SUPPLEMENTARY REINSURANCE INFORMATION
YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

(in thousands)	GROSS AMOUNT	CEDED TO OTHER COMPANIES	ASSUMED FROM OTHER COMPANIES	NET AMOUNT	PERCENTAGE OF AMOUNT ASSUMED TO NET

2025
Property and Casualty	$6,003,826	$3,222,188	$2,710,155	$5,491,793	49.3%
Accident and Health	546,852	300,670	383,681	629,863	60.9%
Total	$6,550,678	$3,522,858	$3,093,836	$6,121,656	50.5%

2024
Property and Casualty	$5,596,538	$3,085,338	$2,522,244	$5,033,444	50.1%
Accident and Health	437,817	163,199	449,289	723,907	62.1%
Total	$6,034,355	$3,248,537	$2,971,533	$5,757,351	51.6%

2023
Property and Casualty	$5,223,919	$3,161,438	$2,402,378	$4,464,859	53.8%
Accident and Health	311,970	92,762	418,258	637,466	65.6%
Total	$5,535,889	$3,254,200	$2,820,636	$5,102,325	55.3%