Form 10-Q
period 2026-03-31
AXIS CAPITAL HOLDINGS LTD
filed 2026-04-29
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
At April 24, 2026, there were 73,723,236 common shares outstanding, $0.0125 par value per share, of the registrant.

AXIS CAPITAL HOLDINGS LIMITED

PART I     FINANCIAL INFORMATION

In this Form 10-Q, references to "AXIS Capital" refer to AXIS Capital Holdings Limited and references to "we", "us", "our", "AXIS", the "Group" or the "Company" refer to AXIS Capital Holdings Limited and its direct and indirect subsidiaries and branches.
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Quarterly Report on Form 10-Q or any other written or oral statements made by or on behalf of the Company may include forward-looking statements, which reflect the Company’s current views with respect to future events and financial performance. All statements, other than statements of historical fact included in or incorporated by reference in this report are forward-looking statements. In some cases, these forward-looking statements can be identified by the use of forward-looking words such as "may", "should", "could", "anticipate", "estimate", "expect", "plan", "believe", "predict", "potential", "aim", "will", "target", "continue", "intend" or similar statements of a future or forward-looking nature or their negative or similar terminology.

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

Such statements involve risks and uncertainties that could cause actual results to differ materially, including without limitation:
Insurance Risk: the cyclical nature of insurance and reinsurance business leading to periods with excess underwriting capacity and unfavorable premium rates; the frequency and severity of natural and man-made disasters; the effects of emerging claims, systemic risks, and coverage and regulatory issues; reserve adequacy; losses relating to geopolitical conflicts; the adverse impact of economic and social inflation; failure of our loss limitation methods; failure of our cedants to adequately evaluate risk; and our reliance on industry models.
Strategic Risk: industry competition and consolidation; failure to keep the pace or manage technology developments, including artificial intelligence; general economic, capital, and credit market conditions, including market illiquidity, fluctuations in interest rates, credit spreads, equity securities' prices, foreign currency exchange rates, and evolving impacts of tariffs, sanctions, and international trade tensions; our ability to increase the use of data and analytics and technology as part of our business strategy and adapt to new technologies; changes in the political environment of certain countries where we operate or underwrite business; loss of business provided to us by major brokers; rating agency actions; key personnel changes; potential strategic opportunities including acquisitions and our ability to achieve them; evolving expectations regarding environmental, social, and governance matters; and the effect of contagious diseases on our business.

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

Taxation Risk: changes in tax laws.

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

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2026 (UNAUDITED) AND DECEMBER 31, 2025

	2026	2025
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2026: $13,188,252; 2025: $12,937,728 Allowance for expected credit losses 2026: $3,119; 2025: $1,836)	$13,107,142	$13,018,027
Fixed maturities, held to maturity, at amortized cost (Fair value 2026: $401,480; 2025: $395,942 Allowance for expected credit losses 2026: $nil; 2025: $nil)	405,220	397,430
Equity securities, at fair value (Cost 2026: $602,603; 2025: $581,275)	688,842	707,569
Mortgage loans, held for investment, at fair value (Allowance for expected credit losses 2026: $29,308; 2025: $29,742)	343,959	356,840
Other investments, at fair value	1,042,649	1,027,798
Equity method investments	236,767	227,181
Short-term investments, at fair value	5,836	20,298
Total investments	15,830,415	15,755,143
Cash and cash equivalents	862,399	820,252
Restricted cash and cash equivalents	525,719	500,933
Accrued interest receivable	118,475	116,252
Insurance and reinsurance premium balances receivable (Allowance for expected credit losses 2026: $14,520; 2025: $15,821)	3,878,950	3,244,661
Reinsurance recoverable on unpaid losses and loss expenses (Allowance for expected credit losses 2026: $40,279; 2025: $40,340)	8,890,145	8,951,763
Reinsurance recoverable on paid losses and loss expenses	581,945	673,765
Deferred acquisition costs	933,802	801,778
Prepaid reinsurance premiums	2,452,190	2,139,294
Receivable for investments sold	5,422	12,806
Goodwill	66,498	66,498
Intangible assets	163,654	166,050
Operating lease right-of-use assets	94,670	93,900
Loan advances made	302,157	231,542
Other assets	912,305	887,289
Total assets	$35,618,746	$34,461,926
Liabilities
Reserve for losses and loss expenses	$18,294,149	$18,122,256
Unearned premiums	6,563,778	5,825,698
Insurance and reinsurance balances payable	2,180,053	1,882,021
Debt	1,317,104	1,316,710
Federal Home Loan Bank advances	66,380	66,380
Payable for investments purchased	69,071	36,982
Operating lease liabilities	110,181	110,095
Other liabilities	637,394	745,349
Total liabilities	29,238,110	28,105,491
Shareholders’ equity
Preferred shares	550,000	550,000
Common shares (shares issued 2026: 176,580; 2025: 176,580 shares outstanding 2026: 73,937; 2025: 74,135)	2,206	2,206
Additional paid-in capital	2,394,568	2,405,792
Accumulated other comprehensive income (loss)	(97,128)	28,431
Retained earnings	8,395,795	8,181,699
Treasury shares, at cost (2026: 102,643; 2025: 102,445)	(4,864,805)	(4,811,693)
Total shareholders’ equity	6,380,636	6,356,435
Total liabilities and shareholders’ equity	$35,618,746	$34,461,926
See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	Three months ended March 31,
	2026	2025
	(in thousands, except per share amounts)
Revenues
Net premiums earned	$1,480,466	$1,340,820
Net investment income	184,740	207,713
Other insurance related income	5,649	3,578
Net investment gains (losses):
Increase in allowance for expected credit losses	(850)	(2,729)
Impairment losses	(267)	(1,926)
Other realized and unrealized investment gains (losses)	(26,107)	(25,350)
Total net investment gains (losses)	(27,224)	(30,005)
Total revenues	1,643,631	1,522,106

Expenses
Net losses and loss expenses	867,283	785,925
Acquisition costs	304,255	264,581
General and administrative expenses	158,156	159,163
Foreign exchange losses (gains)	(36,196)	57,034
Interest expense and financing costs	16,426	16,572
Reorganization expenses	23,168	—
Amortization of intangible assets	2,396	2,729
Total expenses	1,335,488	1,286,004

Income before income taxes and interest in income of equity method investments	308,143	236,102
Income tax expense	(55,806)	(44,322)
Interest in income of equity method investments	2,430	2,291
Net income	254,767	194,071
Preferred share dividends	7,563	7,563
Net income available to common shareholders	$247,204	$186,508

Per share data
Earnings per common share:
Earnings per common share	$3.34	$2.30
Earnings per diluted common share	$3.29	$2.26
Weighted average common shares outstanding	74,095	81,152
Weighted average diluted common shares outstanding	75,153	82,378

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	Three months ended March 31,
	2026	2025
	(in thousands)
Net income	$254,767	$194,071
Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	(118,583)	87,058
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	(2,974)	192
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income	(941)	28,087
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(122,498)	115,337
Foreign currency translation adjustment	(3,061)	(156)
Total other comprehensive income (loss), net of tax	(125,559)	115,181
Comprehensive income	$129,208	$309,252

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	Three months ended March 31,
	2026	2025
	(in thousands)
Preferred shares
Balance at beginning and end of period	$550,000	$550,000

Common shares (par value)
Balance at beginning and end of period	2,206	2,206

Additional paid-in capital
Balance at beginning of period	2,405,792	2,394,063
Treasury shares reissued	(27,088)	(29,059)
Share-based compensation expense	15,864	9,800
Balance at end of period	2,394,568	2,374,804

Accumulated other comprehensive income (loss)
Balance at beginning of period	28,431	(267,557)
Unrealized gains (losses) on available for sale investments, net of tax:
Balance at beginning of period	55,990	(225,617)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(122,498)	115,337
Balance at end of period	(66,508)	(110,280)
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	(27,559)	(41,940)
Foreign currency translation adjustment	(3,061)	(156)
Balance at end of period	(30,620)	(42,096)
Balance at end of period	(97,128)	(152,376)

Retained earnings
Balance at beginning of period	8,181,699	7,341,569
Net income	254,767	194,071
Preferred share dividends (1)	(7,563)	(7,563)
Common share dividends (1)	(33,108)	(35,593)
Balance at end of period	8,395,795	7,492,484

Treasury shares, at cost
Balance at beginning of period	(4,811,693)	(3,930,902)
Shares repurchased	(82,234)	(464,506)
Shares reissued	29,122	31,089
Balance at end of period	(4,864,805)	(4,364,319)

Total shareholders’ equity	$6,380,636	$5,902,799

(1) Refer to Note 9 'Shareholders' Equity' for details on dividends declared and paid related to the Company's common and preferred shares.

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	Three months ended March 31,
	2026	2025
	(in thousands)
Cash flows from operating activities:
Net income	$254,767	$194,071
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment (gains) losses	27,360	30,005
Net realized and unrealized gains on other investments	(16,674)	(22,410)
Amortization of fixed maturities	(9,683)	(10,621)
Interest in income of equity method investments	(2,430)	(2,291)
Other amortization and depreciation	14,362	13,792
Share-based compensation expense	17,898	11,829
Changes in:
Accrued interest receivable	(2,210)	5,503
Reinsurance recoverable on unpaid losses and loss expenses	52,257	(106,132)
Reinsurance recoverable on paid losses and loss expenses	82,799	1,064
Deferred acquisition costs	(132,924)	(103,513)
Prepaid reinsurance premiums	(321,003)	(240,695)
Reserve for losses and loss expenses	187,856	278,614
Unearned premiums	746,213	653,052
Insurance and reinsurance balances, net	(284,341)	(332,261)
Other items	(94,844)	(60,928)
Net cash provided by operating activities	519,403	309,079

Cash flows from investing activities:
Purchases of:
Fixed maturities, available for sale	(2,101,400)	(2,946,681)
Fixed maturities, held to maturity	(48,099)	(9,950)
Equity securities	(38,345)	(73,063)
Mortgage loans	(1,078)	(72)
Other investments	(31,060)	(20,729)
Equity method investments	(7,156)	(4,955)
Short-term investments	(415)	(196,153)
Proceeds from the sale of:
Fixed maturities, available for sale	1,556,913	2,872,156
Equity securities	29,245	82,625
Other investments	31,111	34,855
Short-term investments	14,358	228,673
Proceeds from redemption of fixed maturities, available for sale	341,712	369,666
Proceeds from redemption of fixed maturities, held to maturity	40,331	63,780
Proceeds from redemption of short-term investments	509	102,524
Proceeds from the repayment of mortgage loans	9,819	35,579
Proceeds from the purchase of other assets	(14,394)	(7,273)
Loan advances made	(105,490)	(68,696)
Net cash provided by (used in) investing activities	(323,439)	462,286

Cash flows from financing activities:
Repurchase of common shares	(59,525)	(439,992)
Taxes paid on withholding shares	(22,709)	(24,514)
Dividends paid - common shares	(35,137)	(39,590)
Dividends paid - preferred shares	(7,563)	(7,563)
Net cash used in financing activities	(124,934)	(511,659)

Effect of exchange rate changes on foreign currency cash, cash equivalents and restricted cash	(4,097)	9,440
Increase in cash, cash equivalents and restricted cash	66,933	269,146
Cash, cash equivalents and restricted cash - beginning of period	1,321,185	3,063,621
Cash, cash equivalents and restricted cash - end of period	$1,388,118	$3,332,767

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	Three months ended March 31,
	2026	2025
	(in thousands)
Supplemental disclosures of cash flow information:
Income taxes paid (refund)	$(2,007)	$12,770
Interest paid	$16,972	$17,099
Refer to Note 3 'Investments' for details of non-cash settlements with Monarch Point Re (Monarch Point Re (ISA 2023) Ltd., Monarch Point Re (ISA 2024) Ltd., Monarch Point Re (ISA 2025) Ltd., Monarch Point Re (ISA 2026) Ltd., individually, collectively, or together with Monarch Point Re (ISAC) Ltd "Monarch Point Re").

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited consolidated financial statements (the "financial statements") have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the U.S. Securities and Exchange Commission's ("SEC") instructions to Form 10-Q and Article 10 of Regulation S-X and include AXIS Capital Holdings Limited ("AXIS Capital") and its subsidiaries (the "Company"). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and related notes included in AXIS Capital's Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC.

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

Significant Accounting Policies

There were no notable changes to the Company's significant accounting policies subsequent to its Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following tables present the underwriting results of the Company's reportable segments, as well as the carrying amounts of allocated goodwill and intangible assets:

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.    SEGMENT INFORMATION (CONTINUED)

	2026			2025
Three months ended and at March 31,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$1,983,742	$1,114,225	$3,097,967	$1,655,903	$1,138,749	$2,794,652
Net premiums written	1,293,077	613,959	1,907,036	1,044,580	705,459	1,750,039
Net premiums earned	1,141,753	338,713	1,480,466	1,010,086	330,734	1,340,820
Other insurance related income	370	5,279	5,649	156	3,422	3,578
Current accident year net losses and loss expenses	(656,047)	(229,298)	(885,345)	(576,066)	(227,796)	(803,862)
Net favorable prior year reserve development	15,059	3,003	18,062	13,978	3,959	17,937
Acquisition costs	(223,769)	(80,486)	(304,255)	(194,021)	(70,560)	(264,581)
Underwriting-related general and administrative expenses	(120,013)	(7,201)	(127,214)	(119,592)	(10,846)	(130,438)
Underwriting income	$157,353	$30,010	187,363	$134,541	$28,913	163,454

Net investment income			184,740			207,713
Net investment gains (losses)			(27,224)			(30,005)
Corporate expenses			(30,942)			(28,725)
Foreign exchange (losses) gains			36,196			(57,034)
Interest expense and financing costs			(16,426)			(16,572)
Reorganization expenses			(23,168)			—
Amortization of intangible assets			(2,396)			(2,729)
Income before income taxes and interest in income of equity method investments			308,143			236,102
Income tax expense			(55,806)			(44,322)
Interest in income of equity method investments			2,430			2,291
Net income			254,767			194,071
Preferred share dividends			7,563			7,563
Net income available to common shareholders			$247,204			$186,508

Current accident year loss ratio	57.5%	67.7%	59.8%	57.0%	68.9%	60.0%
Prior year reserve development ratio	(1.4%)	(0.9%)	(1.2%)	(1.4%)	(1.2%)	(1.4%)
Net losses and loss expenses ratio	56.1%	66.8%	58.6%	55.6%	67.7%	58.6%
Acquisition cost ratio	19.6%	23.8%	20.5%	19.2%	21.3%	19.7%
General and administrative expense ratio	10.6%	2.1%	10.7%	11.9%	3.3%	11.9%
Combined ratio	86.3%	92.7%	89.8%	86.7%	92.3%	90.2%

Goodwill and intangible assets	$230,152	$—	$230,152	$239,736	$—	$239,736

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS
a)     Fixed Maturities, Available for Sale

The following table provides the amortized cost and fair values of the Company's fixed maturities classified as available for sale:

	Amortized cost	Allowance for expected credit losses	Gross unrealized gains	Gross unrealized losses	Fair value

At March 31, 2026
Available for sale
U.S. government and agency	$2,470,733	$—	$5,365	$(13,951)	$2,462,147
Non-U.S. government	854,906	—	4,854	(13,055)	846,705
Corporate debt	5,219,722	(2,383)	47,161	(80,162)	5,184,338
Agency RMBS(1)	2,083,725	—	18,679	(28,452)	2,073,952
CMBS(2)	802,737	(429)	3,734	(17,253)	788,789
Non-agency RMBS	202,057	(246)	685	(4,988)	197,508
ABS(3)	1,503,535	(61)	6,700	(6,357)	1,503,817
Municipals(4)	50,837	—	342	(1,293)	49,886
Total fixed maturities, available for sale	$13,188,252	$(3,119)	$87,520	$(165,511)	$13,107,142

At December 31, 2025
Available for sale
U.S. government and agency	$2,406,907	$—	$17,206	$(6,212)	$2,417,901
Non-U.S. government	798,984	—	14,961	(3,401)	810,544
Corporate debt	5,168,562	(1,539)	96,137	(40,727)	5,222,433
Agency RMBS(1)	2,026,043	—	31,869	(22,560)	2,035,352
CMBS(2)	811,056	—	6,641	(16,186)	801,511
Non-agency RMBS	193,372	(240)	1,366	(4,374)	190,124
ABS(3)	1,479,963	(57)	12,231	(4,070)	1,488,067
Municipals(4)	52,841	—	462	(1,208)	52,095
Total fixed maturities, available for sale	$12,937,728	$(1,836)	$180,873	$(98,738)	$13,018,027

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

The table below provides the contractual maturities of fixed maturities classified as available for sale:

	Amortized cost	Fair value	% of Total fair value

At March 31, 2026
Maturity
Due in one year or less	$370,914	$369,660	2.8%
Due after one year through five years	5,762,186	5,738,887	43.8%
Due after five years through ten years	2,250,473	2,225,720	17.0%
Due after ten years	212,625	208,809	1.6%
	8,596,198	8,543,076	65.2%
Agency RMBS	2,083,725	2,073,952	15.8%
CMBS	802,737	788,789	6.0%
Non-agency RMBS	202,057	197,508	1.5%
ABS	1,503,535	1,503,817	11.5%
Total	$13,188,252	$13,107,142	100.0%

At December 31, 2025
Maturity
Due in one year or less	$364,414	$364,273	2.8%
Due after one year through five years	5,665,467	5,721,423	44.0%
Due after five years through ten years	2,212,109	2,231,417	17.1%
Due after ten years	185,304	185,860	1.4%
	8,427,294	8,502,973	65.3%
Agency RMBS	2,026,043	2,035,352	15.6%
CMBS	811,056	801,511	6.2%
Non-agency RMBS	193,372	190,124	1.5%
ABS	1,479,963	1,488,067	11.4%
Total	$12,937,728	$13,018,027	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
Gross Unrealized Losses

The following table summarizes fixed maturities, available for sale in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

At March 31, 2026
Fixed maturities, available for sale
U.S. government and agency	$117,049	$(3,504)	$1,611,207	$(10,447)	$1,728,256	$(13,951)
Non-U.S. government	46,797	(2,588)	526,687	(10,467)	573,484	(13,055)
Corporate debt	483,788	(36,407)	2,058,040	(43,755)	2,541,828	(80,162)
Agency RMBS	255,524	(21,537)	570,101	(6,915)	825,625	(28,452)
CMBS	286,908	(15,752)	191,140	(1,501)	478,048	(17,253)
Non-agency RMBS	37,057	(4,410)	46,689	(578)	83,746	(4,988)
ABS	84,553	(3,479)	629,515	(2,878)	714,068	(6,357)
Municipals	19,327	(1,216)	12,821	(77)	32,148	(1,293)
Total fixed maturities, available for sale	$1,331,003	$(88,893)	$5,646,200	$(76,618)	$6,977,203	$(165,511)

At December 31, 2025
Fixed maturities, available for sale
U.S. government and agency	$186,934	$(4,695)	$314,665	$(1,517)	$501,599	$(6,212)
Non-U.S. government	50,892	(2,202)	147,629	(1,199)	198,521	(3,401)
Corporate debt	589,821	(32,617)	501,402	(8,110)	1,091,223	(40,727)
Agency RMBS	338,652	(21,806)	160,500	(754)	499,152	(22,560)
CMBS	331,169	(15,831)	98,333	(355)	429,502	(16,186)
Non-agency RMBS	39,376	(4,361)	1,092	(13)	40,468	(4,374)
ABS	94,908	(3,582)	204,271	(488)	299,179	(4,070)
Municipals	21,039	(1,203)	727	(5)	21,766	(1,208)
Total fixed maturities, available for sale	$1,652,791	$(86,297)	$1,428,619	$(12,441)	$3,081,410	$(98,738)

At March 31, 2026, 3,429 fixed maturities (2025: 2,244) were in an unrealized loss position of $166 million (2025: $99 million) of which $29 million (2025: $9 million) was related to securities below investment grade or not rated.

At March 31, 2026, 1,374 fixed maturities (2025: 1,522) had been in a continuous unrealized loss position for twelve months or greater and had a fair value of $1,331 million (2025: $1,653 million).

The unrealized losses of $166 million (2025: $99 million) were due to non-credit factors and were expected to be recovered as the related securities approach maturity.

At March 31, 2026, the Company did not intend to sell the securities in an unrealized loss position and it is more likely than not that the Company will not be required to sell these securities before the anticipated recovery of their amortized costs.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
b)     Fixed Maturities, Held to Maturity
The following table provides the amortized cost and fair values of the Company's fixed maturities classified as held to maturity:

	Amortized cost	Allowance for expected credit losses	Net carrying value	Gross unrealized gains	Gross unrealized losses	Fair value

At March 31, 2026
Held to maturity
Corporate debt	$140,576	$—	$140,576	$1,121	$(4,857)	$136,840
ABS(1)	264,644	—	264,644	181	(185)	264,640
Total fixed maturities, held to maturity	$405,220	$—	$405,220	$1,302	$(5,042)	$401,480

At December 31, 2025
Held to maturity
Corporate debt	$145,137	$—	$145,137	$2,039	$(4,100)	$143,076
ABS(1)	252,293	—	252,293	625	(52)	252,866
Total fixed maturities, held to maturity	$397,430	$—	$397,430	$2,664	$(4,152)	$395,942

(1)Asset-backed securities ("ABS") include debt tranched securities collateralized primarily by collateralized loan obligations ("CLOs").

At March 31, 2026, fixed maturities, held to maturity of $405 million (2025: $397 million) were presented net of an allowance for expected credit losses of $nil (2025: $nil).

The Company's ABS, held to maturity consist of CLO debt tranched securities ("CLO Debt"). The Company uses a scenario-based approach to review its CLO debt portfolio and reviews subordination levels of these securities to determine their ability to absorb credit losses of the underlying collateral. If losses are forecast to be below the subordination level for a tranche held by the Company, the security is determined not to have a credit loss. At March 31, 2026, the allowance for credit losses expected to be recognized over the life of the Company's ABS, held to maturity was $nil.

To estimate expected credit losses for corporate debt securities, held to maturity, the Company's projected cash flows are primarily driven by assumptions regarding the severity of loss, which is a function of the probability of default and projected recovery rates. The Company's default and recovery rates are based on credit ratings, credit analysis and macroeconomic forecasts. At March 31, 2026, the allowance for credit losses expected to be recognized over the life of the Company's corporate debt, held to maturity was $nil.

Contractual Maturities

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. ABS classified as held to maturity had a net carrying value of $265 million (2025: $252 million).
Corporate debt classified as held to maturity with a net carrying value of $32 million (2025: $32 million) is due in 3 years or less. Corporate debt classified as held to maturity with a net carrying value of $106 million (2025: $110 million) is due between 3 years and 10 years. Corporate debt classified as held to maturity with a net carrying value of $3 million (2025: $3 million) is due after 10 years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
c)     Equity Securities
The following table provides the cost and fair values of the Company's equity securities:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value

At March 31, 2026
Equity securities
Common stocks	$3,386	$339	$(636)	$3,089
Preferred stocks	43,911	508	(518)	43,901
Exchange-traded funds	268,849	117,853	(5,894)	380,808
Bond mutual funds	286,457	7,268	(32,681)	261,044
Total equity securities	$602,603	$125,968	$(39,729)	$688,842

At December 31, 2025
Equity securities
Common stocks	$13,927	$439	$(671)	$13,695
Preferred stocks	19,662	717	(68)	20,311
Exchange-traded funds	259,353	142,901	(497)	401,757
Bond mutual funds	288,333	9,411	(25,938)	271,806
Total equity securities	$581,275	$153,468	$(27,174)	$707,569

d)     Mortgage Loans

The following table provides details of the Company's mortgage loans, held for investment:

	March 31, 2026		December 31, 2025
	Carrying value	% of Total	Carrying value	% of Total

Mortgage loans, held for investment:
Commercial	$373,267	109%	$386,582	108%
Allowance for expected credit losses	(29,308)	(9%)	(29,742)	(8%)
Total mortgage loans held for investment	$343,959	100%	$356,840	100%

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

The commercial mortgage loan portfolio has a weighted average debt service coverage ratio of 1.6x (2025: 1.6x) and a weighted average loan-to-value ratio of 85% (2025: 84%).

At March 31, 2026, there were two commercial mortgage loans (2025: two) with past due amounts where the Company is assessing exit strategies. The carrying value of these loans net of an allowance for expected credit losses was $15 million (2025: $14 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
On a quarterly basis, the Company's exposure to commercial mortgage loans in the office sector, that represents 50% (2024: 51%) of the total mortgage loan portfolio, is evaluated for credit losses based on inputs unique to this sector. This assessment utilizes historical credit loss experience adjusted to reflect current conditions and management forecasts. Further, collateral dependent commercial mortgage loans (e.g., when the borrower is experiencing financial difficulty, including when foreclosure is reasonably possible or probable) are evaluated individually for credit losses. The allowance for expected credit losses for a collateral dependent loan is established as the excess of amortized cost over the estimated fair value of the loan's underlying collateral, less selling cost when foreclosure is probable.

Accordingly, any change in estimated credit losses is recognized as a change in the allowance for expected credit losses and is recorded in net investment gains (losses).

At March 31, 2026, the Company's mortgage loan portfolio had an allowance for expected credit losses of $29 million (2025: $30 million).

e)     Other Investments

The following table provides a summary of the Company's other investments, together with additional information relating to the liquidity of each category:

	Fair value		Redemption frequency (if currently eligible)	Redemption notice period

At March 31, 2026
Multi-strategy funds	$10,987	1%	Quarterly	60-90 days
Direct lending funds	193,616	19%	Quarterly(1)	90 days
Private equity funds	382,826	37%	n/a	n/a
Real estate funds	279,937	27%	Quarterly(2), Annually(3)	45-90 days
Other privately held investments	175,283	17%	n/a	n/a
Total other investments	$1,042,649	100%

At December 31, 2025
Multi-strategy funds	$11,577	1%	Quarterly	60-90 days
Direct lending funds	186,747	18%	Quarterly(1)	90 days
Private equity funds	364,376	36%	n/a	n/a
Real estate funds	291,491	28%	Quarterly(2), Annually(3)	45-90 days
Other privately held investments	173,607	17%	n/a	n/a
Total other investments	$1,027,798	100%

n/a - not applicable
(1) Applies to one fund with a fair value of $2 million (2025: $2 million).
(2) Applies to one fund with a fair value of $29 million (2025:$44 million).
(3) Applies to one fund with a fair value of $23 million (2025: $24 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
Two common redemption restrictions which may impact the Company's ability to redeem multi-strategy funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund's net assets which may otherwise hinder the general partner or investment manager's ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During the three months ended March 31, 2026 and 2025, neither of these restrictions impacted the Company's redemption requests.

At March 31, 2026, the Company had $30 million (2025: $30 million) of unfunded commitments as a limited partner in multi-strategy funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until after the completion of the funds' investment term. These funds have investment terms ranging from two years to the dissolution of the underlying fund. At March 31, 2026, there were no multi-strategy fund holdings (2025: nil) where the Company is still within the lockup period.

At March 31, 2026, the Company had $319 million (2025: $292 million) of unfunded commitments as a limited partner in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from four to fifteen years and the General Partners of certain funds have the option to extend the term by up to three years. At March 31, 2026, there was one direct lending fund holding (2025: one) with a fair value of $22 million (2025: $18 million) where the Company is still within the lockup period.

At March 31, 2026, the Company had $240 million (2025: $240 million) of unfunded commitments as a limited partner in private equity funds. The life of the funds is subject to the dissolution of the underlying funds. The Company expects the overall holding period to be over six years.
At March 31, 2026, the Company had $100 million (2025: $105 million) of unfunded commitments as a limited partner in real estate funds. These funds include an open-ended fund and funds with investment terms ranging from two years to the dissolution of the underlying fund.
At March 31, 2026, the Company had $15 million (2025: $16 million) of unfunded commitments as a limited partner in four private company investment funds focusing on financial services technology companies with an emphasis on insurance technology companies ("private company investment funds"). Two of these funds have investment terms of five years and one fund has an investment term of ten years and one fund has an investment term of ten years with the option to extend the term by up to three years.

f)     Equity Method Investments

The following table provides details of the Company's equity method investments:

	March 31, 2026	December 31, 2025
	Carrying value	Carrying value

Equity method investments:
Harrington Re	$163,513	$163,513
Monarch Point Re	73,254	63,668
Total equity method investments	$236,767	$227,181

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
Harrington Re
During 2016, the Company paid $108 million including direct transaction costs to acquire 19% of the common equity of Harrington Reinsurance Holdings Limited ("Harrington"), the parent company of Harrington Re Ltd. ("Harrington Re"), an independent reinsurance company jointly sponsored by the Company and The Blackstone Group L.P. ("Blackstone"). Following share tender offers in 2025 and 2024, the Company's ownership interest in Harrington increased to 23% and 22%, respectively.

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

Monarch Point Re

During 2023, the Company paid $22 million to acquire 18% of the common equity of Monarch Point Re (ISAC) Ltd. and Monarch Point Re (ISA 2023) Ltd., a collateralized reinsurance company formed under the laws of Bermuda as an incorporated segregated accounts company under the Incorporated Segregated Accounts Companies Act 2019, as amended (the "ISAC Act"). During 2024, the Company paid $14 million to acquire 18% of the common equity of Monarch Point Re (ISA 2024) Ltd. During 2025, the Company paid $11 million to acquire 18% of the common equity of Monarch Point Re (ISA 2025) Ltd. During 2026, the Company paid $2 million to acquire 18% of the common equity of Monarch Point Re (ISA 2025) Ltd and $5 million to acquire 19% of the common equity of Monarch Point Re (ISA 2026) Ltd.

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

Loan Advances Made to Monarch Point Re

During 2026, the Company advanced $123 million (2025: $227 million) to Monarch Point Re that was included in loan advances made in the Company’s consolidated balance sheets. Loan balances receivable from Monarch Point Re are settled against amounts due to Monarch Point Re under the aforementioned retrocession agreements and are treated as a non-cash activity in the consolidated statement of cash flows. The loan balance receivable at March 31, 2026 was $299 million (2025: $228 million). Loan advances made are expected to be repaid in full by August 15, 2027 (2025: May 15, 2027).

Interest on these loans was payable in 2026 at an interest rate of 4.2% (2025: interest rates between 4.3% and 4.8%). Interest related to these loans of $9 million (2025: $5 million) was received in advance and is included in other liabilities in the consolidated balance sheets.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
The following table provides a summary of non-cash settlements with Monarch Point Re:

Non-cash settlements with Monarch Point Re	Three months ended March 31,
	2026	2025
Loan advances made	$34,626	$43,562
Reinsurance recoverable on unpaid losses and loss expenses	9,759	14,214
Interest receivable on loan advances made	5,251	4,516
Net cash inflows	$49,636	$62,292

Insurance and reinsurance balances payable, net	$(49,636)	$(62,292)
Net cash outflows	$(49,636)	$(62,292)

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

The Company does not have the power to direct the activities that are most significant to the economic performance of these VIEs. Therefore, the Company is not the primary beneficiary of these VIEs. The maximum exposure to loss on these interests is limited to the carrying value reported in the Company's consolidated balance sheets and its unfunded commitments of $637 million at March 31, 2026 (2025: $612 million). The Company has not provided financial or other support to these structured securities other than the original investment.

h)     Net Investment Income

Net investment income was derived from the following sources:

	Three months ended March 31,
	2026	2025

Fixed maturities	$156,696	$146,711
Other investments	17,705	22,410
Equity securities	4,152	3,208
Mortgage loans	4,165	6,868
Cash and cash equivalents	8,918	33,380
Short-term investments	132	1,986
Gross investment income	191,768	214,563
Investment expenses	(7,028)	(6,850)
Net investment income	$184,740	$207,713

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
i)     Net Investment Gains (Losses)

The following table provides an analysis of net investment gains (losses):

	Three months ended March 31,
	2026	2025

Gross realized investment gains
Fixed maturities, short-term investments, and cash and cash equivalents	$31,982	$22,138
Equity securities	12,358	36,068
Gross realized investment gains	44,340	58,206
Gross realized investment losses
Fixed maturities, short-term investments, and cash and cash equivalents	(25,045)	(51,739)
Equity securities	(898)	(8,871)
Mortgage loans	(4,595)	—
Gross realized investment losses	(30,538)	(60,610)
(Increase) decrease in allowance for expected credit losses, fixed maturities, available for sale	(1,284)	(245)
(Increase) decrease in allowance for expected credit losses, mortgage loans	434	(2,484)
Impairment losses(1)	(267)	(1,926)
Change in fair value of investment derivatives(2)	146	(416)
Net unrealized gains (losses) on equity securities	(40,055)	(22,530)
Net investment gains (losses)	$(27,224)	$(30,005)

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
(2) Refer to Note 5 'Derivative Instruments'.

The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale:

	Three months ended March 31,
	2026	2025

Balance at beginning of period	$1,836	$3,938
Expected credit losses on securities where credit losses were not previously recognized	1,150	314
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	278	28
Impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—
Securities sold/redeemed/matured	(145)	(97)
Balance at end of period	$3,119	$4,183

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on mortgage loans:

	Three months ended March 31,
	2026	2025

Balance at beginning of period	$29,742	$23,378
Expected credit losses on loans where credit losses were not previously recognized	—	—
Additions (reductions) for expected credit losses on loans where credit losses were previously recognized	4,161	2,484
Loans sold/redeemed/matured	(4,595)	—
Balance at end of period	$29,308	$25,862

j)    Reverse Repurchase Agreements

At March 31, 2026, the Company held $9 million (2025: $14 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents in the Company's consolidated balance sheets. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, the Company receives principal and interest income. The Company monitors the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The tables below present the financial instruments measured at fair value on a recurring basis for the periods indicated:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At March 31, 2026
Assets
Fixed maturities, available for sale
U.S. government and agency	$2,429,409	$32,738	$—	$—	$2,462,147
Non-U.S. government	—	846,705	—	—	846,705
Corporate debt	—	4,959,328	225,010	—	5,184,338
Agency RMBS	—	2,073,952	—	—	2,073,952
CMBS	—	788,789	—	—	788,789
Non-agency RMBS	—	197,508	—	—	197,508
ABS	—	1,449,405	54,412	—	1,503,817
Municipals	—	49,886	—	—	49,886
	2,429,409	10,398,311	279,422	—	13,107,142
Equity securities
Common stocks	3,089	—	—	—	3,089
Preferred stocks	37,971	5,930	—	—	43,901
Exchange-traded funds	380,808	—	—	—	380,808
Bond mutual funds	—	261,044	—	—	261,044
	421,868	266,974	—	—	688,842
Other investments
Multi-strategy funds	—	—	—	10,987	10,987
Direct lending funds	—	—	—	193,616	193,616
Private equity funds	—	—	—	382,826	382,826
Real estate funds	—	—	—	279,937	279,937
Other privately held investments	—	—	124,139	51,144	175,283
	—	—	124,139	918,510	1,042,649
Short-term investments	—	5,836	—	—	5,836
Other assets
Derivative instruments (refer to Note 5)	—	13,340	—	—	13,340
Total Assets	$2,851,277	$10,684,461	$403,561	$918,510	$14,857,809
Liabilities
Derivative instruments (refer to Note 5)	$—	$1,161	$—	$—	$1,161
Total Liabilities	$—	$1,161	$—	$—	$1,161

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At December 31, 2025
Assets
Fixed maturities, available for sale
U.S. government and agency	$2,385,085	$32,816	$—	$—	$2,417,901
Non-U.S. government	—	810,544	—	—	810,544
Corporate debt	—	5,033,161	189,272	—	5,222,433
Agency RMBS	—	2,035,352	—	—	2,035,352
CMBS	—	801,511	—	—	801,511
Non-agency RMBS	—	190,124	—	—	190,124
ABS	—	1,448,711	39,356	—	1,488,067
Municipals	—	52,095	—	—	52,095
	2,385,085	10,404,314	228,628	—	13,018,027
Equity securities
Common stocks	13,695	—	—	—	13,695
Preferred stocks	14,239	6,072	—	—	20,311
Exchange-traded funds	401,757	—	—	—	401,757
Bond mutual funds	—	271,806	—	—	271,806
	429,691	277,878	—	—	707,569
Other investments
Multi-strategy funds	—	—	—	11,577	11,577
Direct lending funds	—	—	—	186,747	186,747
Private equity funds	—	—	—	364,376	364,376
Real estate funds	—	—	—	291,491	291,491
Other privately held investments	—	—	123,925	49,682	173,607
	—	—	123,925	903,873	1,027,798
Short-term investments	—	20,298	—		20,298
Other assets
Derivative instruments (refer to Note 5)	—	930	—	—	930
Total Assets	$2,814,776	$10,703,420	$352,553	$903,873	$14,774,622
Liabilities
Derivative instruments (refer to Note 5)	$—	$8,859	$—	$—	$8,859
Total Liabilities	$—	$8,859	$—	$—	$8,859

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The following table presents changes in Level 3 for financial instruments measured at fair value on a recurring basis:

	Opening balance	Transfers into Level 3	Transfers out of Level 3	Included in net income(1)	Included in OCI (2)	Purchases	Sales	Settlements/ distributions	Closing balance	Change in unrealized gains/(losses) (3)

Three months ended March 31, 2026
Fixed maturities, available for sale
Corporate debt	$189,272	$—	$(2,572)	$142	$(1,058)	$56,114	$(7,671)	$(9,217)	$225,010	$—
ABS	39,356	—	—	1	160	15,509	(14)	(600)	54,412	—
	228,628	—	(2,572)	143	(898)	71,623	(7,685)	(9,817)	279,422	—
Other investments
Other privately held investments	123,925	—	—	214	—	—	—	—	124,139	214
	123,925	—	—	214	—	—	—	—	124,139	214
Total assets	$352,553	$—	$(2,572)	$357	$(898)	$71,623	$(7,685)	$(9,817)	$403,561	$214

Three months ended March 31, 2025
Fixed maturities, available for sale
Corporate debt	$126,391	$—	$—	$—	$357	$7,664	$(670)	$—	$133,742	$—
ABS	20,832	—	—	—	311	12,000	—	—	33,143	—
	147,223	—	—	—	668	19,664	(670)	—	166,885	—
Other investments
Other privately held investments	92,230	—	—	4,790	—	—	—	—	97,020	4,790
	92,230	—	—	4,790	—	—	—	—	97,020	4,790
Total assets	$239,453	$—	$—	$4,790	$668	$19,664	$(670)	$—	$263,905	$4,790

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

Transfers into Level 3 from Level 2

There were no transfers into Level 3 from Level 2 during the three months ended March 31, 2026 and 2025.

Transfers out of Level 3 into Level 2

The transfers out of Level 3 into Level 2 during the three months ended March 31, 2026 were primarily due to the availability of observable market inputs and multiple quotes from pricing vendors for certain fixed maturities. There were no transfers out of Level 3 into Level 2 during the three months ended March 31, 2025.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
For multi-strategy funds, direct lending funds, private equity funds, real estate funds and private company investment funds, valuation statements are typically released on a reporting lag. Therefore, the Company estimates the fair value of these funds by starting with the most recent fund valuations and adjusting for capital calls, redemptions, drawdowns and distributions. Return estimates are not available from the relevant fund managers for these funds, therefore the Company typically has a reporting lag in its fair value measurements of these funds. At March 31, 2026 and December 31, 2025 all funds measured at fair value using NAVs are reported generally on a one quarter lag.

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
At March 31, 2026, the carrying values of cash and cash equivalents including restricted amounts, accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated fair values due to their short maturities. As these financial instruments are not actively traded, their fair values are classified as Level 2.

At March 31, 2026, the Company's fixed maturities, held to maturity, were recorded at amortized cost with a carrying value of $405 million (2025: $397 million) and a fair value of $401 million (2025: $396 million). The fair values of these securities are determined using a model which uses prepayment speeds and spreads sourced primarily from the new issue market. As the significant inputs used to price these securities are observable market inputs, their fair values are classified as Level 2.

At March 31, 2026, the carrying value of mortgage loans, held for investment, approximated fair value. The fair values of mortgage loans are primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk or are determined from pricing for similar loans. As mortgage loans are not actively traded, their fair values are classified as Level 3.

At March 31, 2026, the Company's debt was recorded at amortized cost with a carrying value of $1,317 million (2025: $1,317 million) and a fair value of $1,273 million (2025: $1,293 million). The fair value of the Company's debt is based on prices obtained from a third-party pricing service and is determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As the yields for the risk-free yield curve and the spreads are observable market inputs, the fair value of this debt is classified as Level 2.

At March 31, 2026, Federal Home Loan Bank advances were recorded at amortized cost with a carrying value of $66 million (2025: $66 million) and a fair value of $66 million (2025: $66 million). As these advances are not actively traded, their fair values are classified as Level 2.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.    DERIVATIVE INSTRUMENTS

The following table provides the balance sheet classifications of derivatives recorded at fair value:

	March 31, 2026			December 31, 2025
	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)

Relating to investment portfolio:
Foreign exchange forward contracts	$17,762	$134	$2	$9,583	$—	$181
Relating to underwriting portfolio:
Foreign exchange forward contracts	1,308,465	13,206	1,159	1,425,737	930	8,678
Total derivatives		$13,340	$1,161		$930	$8,859

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

The following table provides a reconciliation of gross derivative assets and liabilities to the net amounts presented in the consolidated balance sheets, with the difference being attributable to the impact of master netting agreements:

	March 31, 2026			December 31, 2025
	Gross amounts	Gross amounts offset	Net amounts(1)	Gross amounts	Gross amounts offset	Net amounts(1)

Derivative assets	$16,352	$(3,012)	$13,340	$3,126	$(2,196)	$930
Derivative liabilities	$4,173	$(3,012)	$1,161	$11,055	$(2,196)	$8,859

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

The following table provides the total unrealized and realized gains (losses) recognized in net income (loss) for derivatives not designated as hedges:

	Consolidated statement of operations line item that includes gain (loss) recognized in net income (loss)	Three months ended March 31,
		2026	2025

Relating to investment portfolio:
Foreign exchange forward contracts	Net investment gains (losses)	$146	$(416)
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange (losses) gains	4,859	8,330
Total		$5,005	$7,914

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES
Reserve Roll-Forward

The following table presents a reconciliation of the Company's beginning and ending gross reserve for losses and loss expenses and net reserve for unpaid losses and loss expenses:

	Three months ended March 31,
	2026	2025

Gross reserve for losses and loss expenses, beginning of period	$18,122,256	$17,218,929
Less reinsurance recoverable on unpaid losses and loss expenses, beginning of period	(8,951,763)	(6,840,897)
Net reserve for unpaid losses and loss expenses, beginning of period	9,170,493	10,378,032

Net incurred losses and loss expenses related to:
Current year	885,345	803,862
Prior years	(18,062)	(17,937)
	867,283	785,925

Net paid losses and loss expenses related to:
Current year	(54,300)	(45,288)
Prior years	(640,693)	(723,513)
	(694,993)	(768,801)

Foreign exchange and other	(48,872)	119,698
Ceded reserves related to retroactive transactions	110,093	30,087
	61,221	149,785

Net reserve for unpaid losses and loss expenses, end of period	9,404,004	10,544,941
Reinsurance recoverable on unpaid losses and loss expenses, end of period	8,890,145	6,944,518
Gross reserve for losses and loss expenses, end of period	$18,294,149	$17,489,459

At March 31, 2026, net reserves for losses and loss expenses included estimated amounts for numerous catastrophe events. The magnitude and complexity of losses arising from certain of these events inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at estimated net reserves for losses and loss expenses. These events include U.S. winter storms and the Middle East Conflict in 2026, and the California Wildfires in 2025. As a result, actual losses for these events may ultimately differ materially from current estimates. During the three months ended March 31, 2026, the Company recognized catastrophe and weather-related losses, net of reinsurance, of $48 million (2025: $49 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
Prior Year Reserve Development

The Company's net favorable (adverse) prior year reserve development arises from changes to estimates of losses and loss expenses related to loss events that occurred in previous calendar years. The following table presents net favorable (adverse) prior year reserve development by segment:

	Three months ended March 31,
	2026	2025
	Favorable (Adverse)	Favorable (Adverse)

Insurance	$15,059	$13,978
Reinsurance	3,003	3,959
Total	$18,062	$17,937

The following sections provide further details on net favorable (adverse) prior year reserve development by segment, reserve class and accident year:

Insurance Segment:

Prior year reserve development by reserve class was as follows:

	Three months ended March 31,
	2026	2025
	Favorable (Adverse)	Favorable (Adverse)

Property	$9,940	$9,996
Casualty	—	—
Specialty other	5,119	3,982
Total	$15,059	$13,978

Reinsurance Segment:
Prior year reserve development by reserve class was as follows:

	Three months ended March 31,
	2026	2025
	Favorable (Adverse)	Favorable (Adverse)

Casualty	$—	$—
Specialty	3,003	3,834
Run-off	—	125
Total	$3,003	$3,959

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.    EARNINGS PER COMMON SHARE
The following table presents a comparison of earnings per common share and earnings per diluted common share:

	Three months ended March 31,
	2026	2025

Earnings per common share
Net income	$254,767	$194,071
Less: Preferred share dividends	7,563	7,563
Net income available to common shareholders	$247,204	$186,508
Weighted average common shares outstanding	74,095	81,152
Earnings per common share	$3.34	$2.30

Earnings per diluted common share
Net income available to common shareholders	$247,204	$186,508

Weighted average common shares outstanding	74,095	81,152
Share-based compensation plans	1,058	1,226
Weighted average diluted common shares outstanding	75,153	82,378
Earnings per diluted common share	$3.29	$2.26

Weighted average anti-dilutive shares excluded from the dilutive computation	40	—

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.    SHARE-BASED COMPENSATION
Performance Restricted Stock Units

Performance Restricted Stock Units granted with a market condition

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

Valuation assumptions

Performance Restricted Stock Units granted with a market condition

The fair value of these performance restricted stock units was measured on the grant date using a Monte Carlo simulation model.

The following table provides details of the significant inputs used in the Monte Carlo simulation model:

Three months ended March 31,	2026	2025

Expected volatility	23.92%	25.30%
Expected term (in years)	3.0	3.0
Expected dividend yield	n/a	n/a
Risk-free interest rate	3.58%	4.16%

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

Expected term: Performance for awards granted in 2026 is measured from January 1, 2026 to December 31, 2028, and performance for awards granted in 2025 is measured from January 1, 2025 to December 31, 2027.Expected dividend yield: The expected dividend yield is not applicable to the performance restricted stock units as dividends are paid at the end of the vesting period and do not affect the value of the performance restricted stock units.

Risk-free interest rate: The risk-free rate is estimated based on the yield on a U.S. treasury zero-coupon bond issued with a remaining term equal to the vesting period of the performance restricted stock units.

Compensation expense associated with performance restricted stock units granted is determined on the grant date based on the fair value calculated by the Monte Carlo simulation model, and is recognized on a straight-line basis over the requisite service period.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.    SHARE-BASED COMPENSATION (CONTINUED)
Performance Restricted Stock Units granted with a performance condition

The fair value of performance restricted stock units was determined based on the closing price of the Company's common shares on the grant date. Compensation expense is recognized on a straight-line basis over the requisite service period and is subject to periodic adjustment based on the achievement of established performance criteria during the performance period.

The following table provides an activity summary of the Company's share-settled restricted stock units for the three months ended March 31, 2026:

	Share-Settled Performance Restricted Stock Units		Share-Settled Service Restricted Stock Units
	Number of restricted stock units	Weighted average grant date fair value	Number of restricted stock units	Weighted average grant date fair value

Non-vested restricted stock units - beginning of period	271	$75.43	1,467	$71.25
Granted	102	104.41	509	102.48
Performance adjustment (1)	54	74.89	—	—
Vested	(93)	72.58	(504)	67.18
Forfeited	(2)	78.70	(73)	73.73
Non-vested restricted stock units - end of period	332	$85.01	1,399	$83.95

(1) The performance adjustment represents the difference between the number of performance restricted stock units granted and earned, that vested following the three-year performance period that ended in 2025. The performance restricted stock units were granted at the target level of achievement.

The following table provides additional information related to share-based compensation:

Three months ended March 31,	2026	2025

Share-based compensation expense	$17,898	$11,829
Tax benefits associated with share-based compensation expense	$5,670	$5,351
Fair value of restricted stock units vested(1)	$62,981	$68,889
Unrecognized share-based compensation expense	$111,226	$107,782
Expected weighted average period associated with the recognition of unrecognized share-based compensation expense	2.8 years	2.9 years

(1) Fair value is based on the closing price of the Company's common shares on the vest date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.    SHAREHOLDERS' EQUITY
The following table presents changes in common shares issued and outstanding:

	Three months ended March 31,
	2026	2025

Shares issued, balance at beginning of period	176,580	176,580
Shares issued	—	—
Total shares issued at end of period	176,580	176,580

Treasury shares, balance at beginning of period	(102,445)	(93,596)
Shares repurchased	(794)	(5,047)
Shares reissued	596	714
Total treasury shares at end of period	(102,643)	(97,929)

Total shares outstanding	73,937	78,651

Treasury Shares
On September 17, 2025, the Company's Board of Directors approved a new share repurchase program for up to $400 million of the Company's common shares. The new share repurchase program is open-ended, allowing the Company to repurchase its shares from time to time in the open market or privately negotiated transactions, depending on market conditions. At March 31, 2026, remaining authorization under this plan was $53 million.
On February 26, 2026, the Company's Board of Directors approved a new share repurchase program for up to $300 million of the Company's common shares. The new share repurchase programs supplements the existing share repurchase program, and is open-ended, allowing the Company to repurchase its shares from time to time in the open market or privately negotiated transactions, depending on market conditions.
The following table presents common shares repurchased from shares held in Treasury:

	Three months ended March 31,
	2026	2025

Publicly announced programs:(1)
Total shares	579	4,793
Total cost	$59,525	$439,992
Average price per share(2)	$102.70	$91.79

From employees:(3)
Total shares	215	254
Total cost	$22,709	$24,514
Average price per share(2)	$105.68	$96.58

Total shares repurchased:
Total shares	794	5,047
Total cost	$82,234	$464,506
Average price per share(2)	$103.51	$92.03

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

Three months ended March 31, 2026
Common shares	$0.44	$—	$0.44
Series E preferred shares	$34.38	$—	$34.38

Three months ended March 31, 2025
Common shares	$0.44	$—	$0.44
Series E preferred shares	$34.38	$—	$34.38

10.    DEBT AND FINANCING ARRANGEMENTS
Letter of Credit Facility

On March 23, 2026, the $300 million Facility was amended to reduce the committed utilization capacity available under the Facility to $250 million (the "$250 million Facility") and extend the tenors of issuable letters of credit to March 31, 2028.

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

11.     FEDERAL HOME LOAN BANK ADVANCES

The Company's subsidiaries, AXIS Insurance Company and AXIS Surplus Insurance Company, are members of the Federal Home Loan Bank of Chicago ("FHLB").

At March 31, 2026, the companies had admitted assets of approximately $3.5 billion (2025: $3.6 billion) which provides borrowing capacity of up to approximately $877 million (2025: $888 million).

At March 31, 2026, the Company had borrowings under the FHLB program of $66 million (2025: $66 million).

The FHLB advances have maturities in 2026 (2025: 2026) and interest payable at interest rates between 3.9% and 4.2% (2025: interest rates between 3.9% and 4.6%). The Company incurred interest expense of $1 million (2025: $1 million).

The borrowings under the FHLB program are secured by cash and investments with a fair value of $74 million (2025: $74 million).

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

Investments

Refer to Note 3 - 'Investments' for information on the Company's unfunded investment commitments related to the Company's other investment portfolio.

13.    OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the tax effects allocated to each component of other comprehensive income (loss):

	2026			2025
	Before tax amount	Income tax (expense) benefit	Net of tax amount	Before tax amount	Income tax (expense) benefit	Net of tax amount

Three months ended March 31,
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	$(154,455)	$35,872	$(118,583)	$101,007	$(13,949)	$87,058
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	(3,571)	597	(2,974)	243	(51)	192
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	(1,217)	276	(941)	34,310	(6,223)	28,087
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(159,243)	36,745	(122,498)	135,560	(20,223)	115,337
Foreign currency translation adjustment	(3,061)	—	(3,061)	(156)	—	(156)
Total other comprehensive income (loss), net of tax	$(162,304)	$36,745	$(125,559)	$135,404	$(20,223)	$115,181

The following table presents details of amounts reclassified from accumulated other comprehensive income (loss) ("AOCI") to net income (loss):

		Amount reclassified from AOCI(1)
AOCI Components	Consolidated statement of operations line item that includes reclassification adjustment	Three months ended March 31,
		2026	2025

Unrealized gains (losses) on available for sale investments
	Other realized and unrealized investment gains (losses)	$1,484	$(32,384)
	Impairment losses	(267)	(1,926)
	Total before tax	1,217	(34,310)
	Income tax (expense) benefit	(276)	6,223
	Net of tax	$941	$(28,087)

(1)     Amounts in parentheses are charges to net income (loss).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.    RELATED PARTY TRANSACTIONS
Related Party Transactions with Stone Point Capital, LLC ("Stone Point")

Investment in Monarch Point Re

Refer to Note 3 'Investments'

Loan Advances Made to Monarch Point Re

Refer to Note 3 'Investments'

15.    REORGANIZATION EXPENSES

For the three months ended March 31, 2026, reorganization expenses were $23 million (2025: $nil) primarily related to costs attributable to streamlining our reinsurance operations and costs attributable to transitions in executive leadership.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2026 and 2025 and our financial condition at March 31, 2026 and December 31, 2025. This should be read in conjunction with Item 1 'Consolidated Financial Statements' of this report and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025. Unless otherwise noted, tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

FIRST QUARTER 2026 FINANCIAL HIGHLIGHTS

First Quarter 2026 Consolidated Results of Operations

•Net income available to common shareholders of $247 million, or $3.29 per diluted common share
•Operating income(1) of $257 million, or $3.42 per diluted common share(1)
•Gross premiums written of $3.1 billion
•Net premiums written of $1.9 billion
•Net premiums earned of $1.5 billion
•Pre-tax, catastrophe and weather-related losses, net of reinsurance, of $48 million ($38 million, after-tax), (Insurance: $48 million; Reinsurance: $nil), or 3.2 points, including natural catastrophe losses of $33 million, or 2.2 points, primarily attributable to U.S. winter storms and other weather-related events. The remaining losses of $15 million, or 1.0 point, were attributable to the Middle East Conflict
•Net favorable prior year reserve development of $18 million (Insurance: $15 million; Reinsurance: $3 million)
•Underwriting income(2) of $187 million and combined ratio of 89.8%
•Fees related to arrangements with strategic capital partners of $23 million, including $18 million recognized as a reimbursement of general and administrative expenses
•Net investment income of $185 million
•Net investment losses of $27 million
•Foreign exchange gains of $36 million
•Reorganization expenses of $23 million primarily related to costs attributable to streamlining our reinsurance operations and costs attributable to transitions in executive leadership
•Income tax expense of $56 million, resulting in an effective tax rate of 18.0%

First Quarter 2026 Consolidated Financial Condition
•Total cash and invested assets of $17.3 billion; fixed maturities, short-term investments, and cash and cash equivalents comprise 86% of total cash and investments and have an average credit rating of AA-
•Total assets of $35.6 billion
•Reserve for losses and loss expenses of $18.3 billion and reinsurance recoverable on unpaid and paid losses and loss expenses of $9.5 billion
•Debt of $1.3 billion and debt to total capital ratio(3) of 17.1%
•Total common shares repurchased were 0.8 million shares for a total of $82 million, including $60 million repurchased pursuant to our Board-authorized share repurchase programs, and $23 million from employees to facilitate the satisfaction of their personal withholding tax liabilities that arise on vesting of share-settled restricted stock units
•Common shareholders’ equity of $5.8 billion; book value per diluted common share of $78.19

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

We provide our clients and distribution partners with a broad range of risk transfer products and services, and strong capacity, backed by excellent financial strength. We manage our portfolio holistically, aiming to construct the optimum portfolio of risks, consistent with our risk appetite and the development of our franchise. We nurture an ethical, entrepreneurial, disciplined and inclusive culture that promotes outstanding client service, intelligent risk taking, operating efficiency, sustainability and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a global specialty underwriting leader. The execution of our business strategy for the first three months of 2026 included the following:
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

•investing in data and technology, together with AI capabilities and tools, to empower our teammates and enhance the service that we provide to our customers;

•utilizing reinsurance markets and third-party capital relationships; and

•fostering a positive workplace environment that enables us to attract, retain and develop top talent.

Outlook

AXIS is executing with clarity and conviction on our strategy to be a leading global specialty underwriter, delivering durable, profitable growth across market cycles. Our differentiated market positioning—anchored by a diversified specialty portfolio, deep underwriting expertise, a global operating platform, strong claims and risk management capabilities, and long‑standing distribution partnerships—provides a powerful foundation for continued value creation. This is reinforced by a conservative, high‑quality investment portfolio that enhances earnings resilience and capital flexibility.

The global trade and geopolitical landscape remains fluid, introducing uncertainty across economic conditions, loss costs, and capital deployment. AXIS is built to operate effectively in precisely these environments. We proactively assess evolving risks and translate uncertainty into underwriting advantage through disciplined pricing, portfolio management, and rigorous risk selection. Our underwriting framework is designed to protect outsized downside outcomes while positioning the business to capitalize on market dislocations as they emerge.

Key trends shaping our markets underscore the strength of our approach:

•Pricing dynamics are evolving following multiple years of rate increases that exceeded loss cost trends. While pricing has moderated overall—and softened in select classes—casualty lines continue to achieve positive rate momentum, financial lines pricing remains stable, and property markets are experiencing pressure from increased capital inflows. We are deliberately concentrating capacity where premium adequacy remains compelling, where volatility is appropriately priced, and where dislocations create opportunities to deploy capital at attractive returns.

•Distribution dynamics remain constructive for disciplined specialty underwriters. In North America, submission growth through the wholesale channel has remained steady as market conditions vary by class, reinforcing the importance of underwriting selectivity. In the London Market, increasingly granular "micro‑markets" by class and channel continue to reward technical underwriting expertise and strong broker relationships. These conditions play directly to AXIS’s strengths and support sustainable, profitable growth.

•Reinsurance pricing is moderating, with outcomes varying by line of business and structure. We expect this environment to persist and continue to manage our reinsurance portfolio with a singular focus on margin, volatility management, and long‑term profitability.

Across AXIS, we are actively deploying capital in areas where pricing supports our return thresholds and scaling back where it does not. Growth is a consequence of disciplined underwriting—not an objective in isolation. With a strengthened portfolio, improved mix, and expanding presence in our chosen specialty markets, AXIS is well positioned to generate attractive, risk‑adjusted returns and drive profitable growth through 2026.

CONSOLIDATED RESULTS OF OPERATIONS

	Three months ended March 31,
	2026	% Change	2025

Underwriting revenues:
Gross premiums written	$3,097,967	11%	$2,794,652
Net premiums written	1,907,036	9%	1,750,039
Net premiums earned	1,480,466	10%	1,340,820
Other insurance related income	5,649	58%	3,578
Underwriting expenses:
Net losses and loss expenses	(867,283)	10%	(785,925)
Acquisition costs	(304,255)	15%	(264,581)
Underwriting-related general and administrative expenses(1)	(127,214)	(2%)	(130,438)
Underwriting income (2)	187,363		163,454

Net investment income	184,740	(11%)	207,713
Net investment gains (losses)	(27,224)	(9%)	(30,005)
Corporate expenses(1)	(30,942)	8%	(28,725)
Foreign exchange (losses) gains	36,196	nm	(57,034)
Interest expense and financing costs	(16,426)	(1%)	(16,572)
Reorganization expenses	(23,168)	nm	—
Amortization of intangible assets	(2,396)	(12%)	(2,729)
Income before income taxes and interest in income of equity method investments	308,143		236,102
Income tax expense	(55,806)	26%	(44,322)
Interest in income of equity method investments	2,430	6%	2,291
Net income	254,767		194,071
Preferred share dividends	(7,563)	—%	(7,563)
Net income available to common shareholders	$247,204		$186,508

nm – not meaningful is defined as a variance greater than +/-100%
(1)Underwriting-related general and administrative expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most comparable GAAP financial measure, also included corporate expenses of $31 million and $29 million for the three months ended March 31, 2026 and 2025, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for further details on corporate expenses. Refer also to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures Reconciliation' for further details.
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

Underwriting Revenues

Underwriting revenues by segment were as follows:

	Three months ended March 31,
	2026	% Change	2025

Gross premiums written:
Insurance	$1,983,742	20%	$1,655,903
Reinsurance	1,114,225	(2%)	1,138,749
Total gross premiums written	$3,097,967	11%	$2,794,652

Percent of gross premiums written ceded
Insurance	35%	(2 pts)	37%
Reinsurance	45%	7 pts	38%
Total percent of gross premiums written ceded	38%	1 pt	37%

Net premiums written:
Insurance	$1,293,077	24%	$1,044,580
Reinsurance	613,959	(13%)	705,459
Total net premiums written	$1,907,036	9%	$1,750,039

Net premiums earned:
Insurance	$1,141,753	13%	$1,010,086
Reinsurance	338,713	2%	330,734
Total net premiums earned	$1,480,466	10%	$1,340,820

Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment' for further details on underwriting revenues.

Combined Ratio

The components of the combined ratio were as follows:

	Three months ended March 31,
	2026	% Point Change	2025

Current accident year loss ratio, excluding catastrophe and weather-related losses(1)	56.6%	0.3	56.3%
Catastrophe and weather-related losses ratio(1)	3.2%	(0.5)	3.7%
Current accident year loss ratio(1)	59.8%	(0.2)	60.0%
Prior year reserve development ratio	(1.2%)	0.2	(1.4%)
Net losses and loss expenses ratio	58.6%	—	58.6%
Acquisition cost ratio	20.5%	0.8	19.7%
General and administrative expense ratio(2)	10.7%	(1.2)	11.9%
Combined ratio	89.8%	(0.4)	90.2%

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
(2)    The general and administrative expense ratio included corporate expenses not allocated to underwriting segments of 2.1% for the three months ended March 31, 2026 and 2025. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for further details.
Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment' for further details on underwriting expenses.

RESULTS BY SEGMENT

Insurance Segment

Results for the insurance segment were as follows:

	Three months ended March 31,
	2026	% Change	2025

Revenues:
Gross premiums written	$1,983,742	20%	$1,655,903
Net premiums written	1,293,077	24%	1,044,580
Net premiums earned	1,141,753	13%	1,010,086
Other insurance related income	370	nm	156

Expenses:
Current accident year net losses and loss expenses	(656,047)		(576,066)
Prior year reserve development	15,059		13,978
Acquisition costs	(223,769)		(194,021)
Underwriting-related general and administrative expenses	(120,013)		(119,592)

Underwriting income	$157,353		$134,541

Ratios:		% Point Change
Current accident year loss ratio, excluding catastrophe and weather-related losses	53.3%	1.0	52.3%
Catastrophe and weather-related losses ratio	4.2%	(0.5)	4.7%
Current accident year loss ratio	57.5%	0.5	57.0%
Prior year reserve development ratio	(1.4%)	—	(1.4%)
Net losses and loss expenses ratio	56.1%	0.5	55.6%
Acquisition cost ratio	19.6%	0.4	19.2%
Underwriting-related general and administrative expense ratio	10.6%	(1.3)	11.9%
Combined ratio	86.3%	(0.4)	86.7%

nm – not meaningful

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended March 31,
	2026		2025		% Change

Property	$613,480	31%	$495,417	29%	24%
Professional lines	345,381	17%	257,159	16%	34%
Liability	337,674	17%	303,758	18%	11%
Cyber	119,999	6%	113,945	7%	5%
Marine and aviation	294,960	15%	267,151	16%	10%
Accident and health	171,365	9%	124,843	8%	37%
Credit and political risk	100,883	5%	93,630	6%	8%
Total	$1,983,742	100%	$1,655,903	100%	20%

Gross premiums written for the three months ended March 31, 2026 increased by $328 million, or 20% ($309 million, or 19%, on a constant currency basis(1)), compared to the three months ended March 31, 2025, primarily attributable to new business in property, professional lines and accident and health lines. In addition, our AXIS Capacity Solutions capability contributed approximately $173 million to the increase in gross premiums written in three months ended March 31, 2026, compared to the three months ended March 31, 2025, including $59 million attributable to discrete Funds at Lloyds ("FAL") transactions. The FAL transactions were written on a proportional basis therefore, annual estimated premium income was recognized at inception of the contracts.

The increase in property lines was also due to a higher level of premiums associated with excess and surplus lines, and onshore renewable energy business, partially offset by reduced opportunities in global property associated with competitive market conditions.

The increase in professional lines was also driven by a higher level of premiums and increased rate associated with transactional liability business.

The increase in accident and health lines was also attributable to increased rate associated with renewed pet insurance business.

Ceded Premiums Written

Ceded premiums written for the three months ended March 31, 2026 was $691 million, or 35%, of gross premiums written, compared to $611 million, or 37%, of gross premiums written for the three months ended March 31, 2025. The decrease in ceded premiums written to gross premiums written of 2% was primarily due to a decreased cession rate in liability lines, partially offset by an increased cession rate in property lines.

(1) Amounts presented on a constant currency basis are non-GAAP financial measures as defined in Item 10 (e) of SEC Regulation S-K. The constant currency basis is calculated by applying the average foreign exchange rate from the current year to the prior year balance.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended March 31,
	2026		2025		% Change

Property	$357,779	32%	$318,333	31%	12%
Professional lines	250,884	22%	202,642	20%	24%
Liability	153,105	13%	118,152	12%	30%
Cyber	70,690	6%	79,206	8%	(11%)
Marine and aviation	156,910	14%	154,946	15%	1%
Accident and health	94,052	8%	89,145	9%	6%
Credit and political risk	58,333	5%	47,662	5%	22%
Total	$1,141,753	100%	$1,010,086	100%	13%

Net premiums earned for the three months ended March 31, 2026 increased by $132 million, or 13%, compared to the three months ended March 31, 2025, primarily driven by increases in professional lines, property, and liability lines.

The increases in professional lines and property lines was due to increases in gross premiums earned. The increase in liability lines was due to an increase in gross premiums earned, together with a decrease in ceded premiums earned attributable to the restructuring of existing quota share treaties that increased our retentions on this line of business.

Loss Ratio

The components of the loss ratio were as follows:

	Three months ended March 31,
	2026	% Point Change	2025

Current accident year loss ratio	57.5%	0.5	57.0%
Prior year reserve development ratio	(1.4%)	—	(1.4%)
Loss ratio	56.1%	0.5	55.6%

Current Accident Year Loss Ratio

The current accident year loss ratio increased to 57.5% for the three months ended March 31, 2026, from 57.0% for the three months ended March 31, 2025.

During the three months ended March 31, 2026, catastrophe and weather-related losses, net of reinsurance, were $48 million, or 4.2 points, including natural catastrophe losses of $33 million, or 2.9 points, primarily attributable to U.S. winter storms and other weather-related events. The remaining losses of $15 million, or 1.4 points, were attributable to the Middle East conflict.

Comparatively, during the three months ended March 31, 2025, catastrophe and weather-related losses, net of reinsurance, were $47.5 million, or 4.7 points, primarily attributable to California Wildfires.

Adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio increased to 53.3% for the three months ended March 31, 2026, from 52.3% for the three months ended March 31, 2025, principally due to increased competition in property lines and cyber lines.

Prior Year Reserve Development

Refer to Item 1, Note 6 to the Consolidated Financial Statements 'Reserve for losses and loss expenses' for details on prior year reserve development by segment, reserve class and accident year.

Acquisition Cost Ratio

The acquisition cost ratio increased to 19.6% for the three months ended March 31, 2026, from 19.2% for the three months ended March 31, 2025, primarily related to an increase in gross acquisition costs in property lines. In addition, gross acquisition costs increased due to changes in business mix attributable to increases in pet insurance business written in accident and health lines, and program business written in property and professional lines all associated with relatively higher gross acquisition cost ratios. The acquisition cost ratio for the three months ended March 31, 2026 benefited from increases in ceding commission in accident and health, and cyber lines.

Underwriting-Related General and Administrative Expense Ratio

The underwriting-related general and administrative expense ratio decreased to 10.6% for the three months ended March 31, 2026, from 11.9% for the three months ended March 31, 2025, mainly driven by an increase in net premiums earned.

Reinsurance Segment

Results from the reinsurance segment were as follows:

	Three months ended March 31,
	2026	% Change	2025

Revenues:
Gross premiums written	$1,114,225	(2%)	$1,138,749
Net premiums written	613,959	(13%)	705,459
Net premiums earned	338,713	2%	330,734
Other insurance related income	5,279	54%	3,422

Expenses:
Current accident year net losses and loss expenses	(229,298)		(227,796)
Prior year reserve development	3,003		3,959
Acquisition costs	(80,486)		(70,560)
Underwriting-related general and administrative expenses	(7,201)		(10,846)

Underwriting income	$30,010		$28,913
Ratios:		% Point Change
Current accident year loss ratio, excluding catastrophe and weather-related losses	67.7%	(0.7)	68.4%
Catastrophe and weather-related losses ratio	—%	(0.5)	0.5%
Current accident year loss ratio	67.7%	(1.2)	68.9%
Prior year reserve development ratio	(0.9%)	0.3	(1.2%)
Net losses and loss expenses ratio	66.8%	(0.9)	67.7%
Acquisition cost ratio	23.8%	2.5	21.3%
Underwriting-related general and administrative expense ratio	2.1%	(1.2)	3.3%
Combined ratio	92.7%	0.4	92.3%

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended March 31,
	2026		2025		% Change

Liability	$163,106	15%	$253,070	22%	(36%)
Professional lines	177,953	16%	188,445	17%	(6%)
Motor	87,312	8%	124,380	11%	(30%)
Accident and health	296,290	27%	281,355	25%	5%
Credit and surety	308,973	28%	204,666	18%	51%
Agriculture	52,715	4%	48,901	4%	8%
Marine and aviation	25,978	2%	33,492	3%	(22%)
Run-off lines(1)	1,898	—%	4,440	—%	(57%)
Total	$1,114,225	100%	$1,138,749	100%	(2%)

(1)    Run-off lines include the catastrophe, property, and engineering lines of business.

Gross premiums written for the three months ended March 31, 2026, decreased by $25 million, or 2% ($65 million, or 6%, on a constant currency basis), compared to the three months ended March 31, 2025 primarily attributable to non-renewals and decreased line sizes.

The decrease in liability lines was due to non-renewals and decreased line sizes primarily related to general liability business.

The decrease in motor lines was driven by decreased line sizes and non-renewals of non-proportional U.K business attributable to increased competition and unfavorable market conditions, partially offset by new non-U.K. proportional and non-proportional business.

The increase in credit and surety lines was driven by increased line sizes and new credit, surety and credit and political risk business.

Ceded Premiums Written

Ceded premiums written for the three months ended March 31, 2026, was $500 million, or 45%, of gross premiums written, compared to $433 million, or 38%, of gross premiums written for the three months ended March 31, 2025. The increase in ceded premiums written to gross premiums written of 7% was primarily due to increased cession rates in motor, professional lines and liability lines.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended March 31,
	2026		2025		% Change

Liability	$70,727	21%	$74,140	22%	(5%)
Professional lines	49,275	14%	43,175	13%	14%
Motor	21,240	6%	29,278	9%	(27%)
Accident and health	76,589	23%	68,987	21%	11%
Credit and surety	74,936	22%	63,039	19%	19%
Agriculture	32,489	10%	32,085	10%	1%
Marine and aviation	12,139	4%	15,695	5%	(23%)
Run-off lines	1,318	—%	4,335	1%	(70%)
Total	$338,713	100%	$330,734	100%	2%

Net premiums earned for the three months ended March 31, 2026, increased by $8 million, or 2% ($nil, on a constant currency basis), compared to the three months ended March 31, 2025 primarily driven by increases in credit and surety, and accident and health lines, partially offset by a decrease in motor lines.

The increase in credit and surety lines was due to an increase in gross premiums earned, partially offset by an increase in ceded premiums earned attributable to the restructuring of existing quota share treaties with strategic capital partners that decreased our retentions of these lines of business. The increase in accident and health lines was attributable to gross premiums earned. The decrease in motor lines was due to a decrease in gross premiums earned.

Loss Ratio

The components of the loss ratio were as follows:

	Three months ended March 31,
	2026	% Point Change	2025

Current accident year loss ratio	67.7%	(1.2)	68.9%
Prior year reserve development ratio	(0.9%)	0.3	(1.2%)
Loss ratio	66.8%	(0.9)	67.7%

Current Accident Year Loss Ratio

The current accident year loss ratio decreased to 67.7% for the three months ended March 31, 2026, from to 68.9% for the three months ended March 31, 2025.

During the three months ended March 31, 2026, catastrophe and weather-related losses, net of reinsurance, were $nil. Comparatively, during the three months ended March 31, 2025, catastrophe and weather-related losses, were $1.5 million, or 0.5 points, attributable to California Wildfires.

Adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio decreased to 67.7% for the three months ended March 31, 2026, from 68.4% for the three months ended March 31, 2025, principally due to changes in our view of risk, rate and trend.

Prior Year Reserve Development

Refer to Item 1, Note 6 to the Consolidated Financial Statements 'Reserve for losses and loss expenses' for details on prior year reserve development by segment, reserve class and accident year.

Acquisition Cost Ratio

The acquisition cost ratio increased to 23.8% for the three months ended March 31, 2026, from 21.3% for the three months ended March 31, 2025, primarily related to changes in business mix due to an increase in credit and surety lines business written in the recent period which is associated with a relatively higher acquisition cost ratio. In addition, the acquisition cost ratio increased due to changes in business mix within motor, and credit and surety lines mainly related to an increase in proportional business written in the recent periods.

Underwriting-Related General and Administrative Expense Ratio

The underwriting-related general and administrative expense ratio decreased to 2.1% for the three months ended March 31, 2026, from 3.3% for the three months ended March 31, 2025, mainly driven by an increase in fees related to arrangements with strategic capital partners.

NET INVESTMENT INCOME AND NET INVESTMENT GAINS (LOSSES)

Net Investment Income

Net investment income from our cash and investment portfolio by major asset class was as follows:

	Three months ended March 31,
	2026	% Change	2025

Fixed maturities	$156,696	7%	$146,711
Other investments	17,705	(21%)	22,410
Equity securities	4,152	29%	3,208
Mortgage loans	4,165	(39%)	6,868
Cash and cash equivalents	8,918	(73%)	33,380
Short-term investments	132	(93%)	1,986
Gross investment income	191,768	(11%)	214,563
Investment expense	(7,028)	3%	(6,850)
Net investment income	$184,740	(11%)	$207,713

Pre-tax yield:(1)
Fixed maturities	4.7%		4.6%

(1) Pre-tax yield is calculated by dividing annualized net investment income by the average month-end amortized cost balances.

Fixed Maturities

Net investment income in 2026 increased $10 million or 7% compared to the same period in 2025 due to the increase in average fixed maturity assets and an increase in yields.

Other Investments

Net investment income from other investments was as follows:

	Three months ended March 31,
	2026	2025

Multi-strategy, direct lending, private equity and real estate funds	$16,145	$15,170
Other privately held investments	1,560	6,656
CLO-Equities	—	584
Total net investment income from other investments	$17,705	$22,410

Net investment income in 2026 decreased $5 million or 21%, compared to the same period in 2025 attributable to lower returns from other privately held investments and real estate funds.

Mortgage Loans

Net investment income in 2026 decreased $3 million or 39%, compared to the same period in 2025 related to loan repayments during the period.

Cash and cash equivalents

Net investment income in 2026 decreased $24 million or 73%, compared to the same period in 2025 due to lower average cash balances following premiums paid for the loss portfolio transfer reinsurance agreement transaction with Enstar that was completed in April 2025.

Net Investment Gains (Losses)

Net investment gains (losses) were as follows:

	Three months ended March 31,
	2026	2025

On sale of investments:
Fixed maturities, short-term investments, and cash and cash equivalents	$6,937	$(29,601)
Equity securities	11,460	27,197
Mortgage loans	(4,595)	—
	13,802	(2,404)
(Increase) decrease in allowance for expected credit losses, fixed maturities, available for sale	(1,284)	(245)
(Increase) decrease in allowance for expected credit losses, mortgage loans	434	(2,484)
Impairment losses (1)	(267)	(1,926)
Change in fair value of investment derivatives	146	(416)
Net unrealized gains (losses) on equity securities	(40,055)	(22,530)
Net investment gains (losses)	$(27,224)	$(30,005)

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

Net investment losses in 2026 were $27 million compared to net investment losses of $30 million in the same period of 2025. Net investment losses reported in 2026 mainly reflected net unrealized losses on equities, partially offset by net realized gains on the sale of equities, U.S. government and Agency RMBS.

Net investment losses reported in 2025 mainly reflected net realized losses on the sale of corporate debt and U.S. government securities and net unrealized losses on equity securities, partially offset by net realized gains on the sale of equity securities.

(Increase) decrease in allowance for expected credit losses, fixed maturities, available for sale

Refer to Note 3(i) to the Consolidated Financial Statements 'Investments'.

(Increase) decrease in allowance for expected credit losses, mortgage loans

Refer to Note 3(i) to the Consolidated Financial Statements 'Investments'.

Total Return

Total return on cash and investments was as follows:

	Three months ended March 31,
	2026	2025

Net investment income	$184,740	$207,713
Net investment gains (losses)	(27,224)	(30,005)
Change in net unrealized gains (losses) on fixed maturities (1)	(159,243)	135,560
Interest in income of equity method investments	2,430	2,291
Total	$703	$315,559

Average cash and investments(2)	$17,335,191	$18,019,104

Pre-tax, total return on average cash and investments:
Including investment related foreign exchange movements	—%	1.8%
Excluding investment related foreign exchange movements(3)	0.1%	1.5%

(1)Change in net unrealized gains (losses) on fixed maturities is calculated by taking net unrealized gains (losses) at period end less net unrealized gains (losses) at the prior period end.
(2)The average cash and investments balance is the average of the monthly fair value balances.
(3)Pre-tax, total return on average cash and investments excluding foreign exchange movements is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to pre-tax, total return on average cash and investments, the most comparable GAAP financial measure, included foreign exchange (losses) gains of $(24) million and $47 million for the three months ended March 31, 2026 and 2025, respectively.

OTHER EXPENSES (REVENUES), NET

The following table provides a summary of other expenses (revenues), net:

	Three months ended March 31,
	2026	% Change	2025

Corporate expenses	$30,942	8%	$28,725
Foreign exchange losses (gains)	(36,196)	nm	57,034
Interest expense and financing costs	16,426	(1%)	16,572
Income tax expense	55,806	26%	44,322
Total	$66,978		$146,653

nm – not meaningful

Corporate Expenses

Corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses were 2.1% for the three months ended March 31, 2026 and 2025.

Foreign Exchange Losses (Gains)

Foreign exchange gains of $36 million for the three months ended March 31, 2026 reflected the impact of the strengthening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling, euro and Canadian dollar.

Foreign exchange losses of $57 million for the three months ended March 31, 2025 reflected the impact of the weakening of the U.S. dollar on the remeasurement of net insurance-related liabilities denominated in pound sterling and euro.

Interest Expense and Financing Costs

Interest expense and financing costs are related to interest due on senior unsecured notes, junior subordinated notes and the Federal Home Loan advances ("FHLB advances") received in 2026 and 2025.

Interest expense and financing costs were $16 million for the three months ended March 31, 2026 was comparable to $17 million for the three months ended March 31, 2025.

Income Tax Expense (Benefit)

Income tax expense (benefit) primarily results from income (loss) in our global operations. Our effective tax rate which is calculated as income tax expense (benefit) divided by income (loss) before tax including interest in income (loss) of equity method investments was 18.0%, for the three months ended March 31, 2026, and 18.6% for the three months ended March 31, 2025. This effective rate can vary between periods depending on the distribution of net income (loss) among tax jurisdictions, as well as other factors.

The income tax expense of $56 million, for the three months ended March 31, 2026, was principally due to pre-tax income in our U.S. and U.K operations.

The income tax expense of $44 million for the three months ended March 31, 2025 was principally due to pre-tax income in our Bermuda, U.K., U.S., and European operations.

FINANCIAL MEASURES

We believe the following financial indicators are important in evaluating performance and measuring the overall growth in value generated for common shareholders:

	Three months ended March 31,
	2026	2025

Annualized return on average common equity(1)	17.0%	13.7%
Annualized operating return on average common equity(2)	17.7%	19.2%
Book value per diluted common share(3)	$78.19	$66.48
Cash dividends declared per common share	$0.44	$0.44

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

The increase in ROACE for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily driven by net income available to commons shareholders, partially offset by an increase in average common shareholders' equity.

The decrease in operating ROACE for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily driven by an increase in average common shareholders' equity.

Book Value per Diluted Common Share

We consider book value per diluted common share to be an appropriate measure of returns to common shareholders, as we believe growth in book value on a diluted basis will ultimately translate into appreciation of our stock price.

During the three months ended March 31, 2026, book value per diluted common share increased by 1.3% due to net income for the period, partially offset by net unrealized investment losses recognized in accumulated other comprehensive income (loss), common share repurchases and common share dividends declared.

During the three months ended March 31, 2025, book value per diluted common share increased by 1.9% due to net income for the period, and net unrealized investment gains recognized in accumulated other comprehensive income (loss), partially offset by common share repurchases and common share dividends declared.

Cash Dividends Declared per Common Share and Common Share Repurchases

We believe in returning excess capital to shareholders by way of dividends. Accordingly, dividend policy is an integral part of the value we create for shareholders. Our Board of Directors has approved quarterly common share dividends for twenty-three consecutive years.

NON-GAAP FINANCIAL MEASURES RECONCILIATION

	Three months ended March 31,
	2026	2025

Net income available to common shareholders	$247,204	$186,508
Net investment (gains) losses	27,224	30,005
Foreign exchange losses (gains)	(36,196)	57,034
Reorganization expenses	23,168	—
Interest in income of equity method investments	(2,430)	(2,291)
Income tax benefit(1)	(2,081)	(9,787)
Operating income	$256,889	$261,469

Earnings per diluted common share	$3.29	$2.26
Net investment (gains) losses	0.36	0.36
Foreign exchange losses (gains)	(0.48)	0.69
Reorganization expenses	0.31	—
Interest in income of equity method investments	(0.03)	(0.03)
Income tax benefit	(0.03)	(0.11)
Operating income per diluted common share	$3.42	$3.17

Weighted average diluted common shares outstanding(2)	75,153	82,378

Average common shareholders' equity	$5,818,536	$5,446,089

Annualized return on average common equity	17.0%	13.7%

Annualized operating return on average common equity	17.7%	19.2%

(1)Tax expense (benefit) associated with the adjustments to net income (loss) available (attributable) to common shareholders. Tax impact is estimated by applying the statutory rates of applicable jurisdictions.
(2)Refer to Item 1, Note 7 to our Consolidated Financial Statements 'Earnings per Common Share' for further details.

Rationale for the Use of Non-GAAP Financial Measures

We present our results of operations in a way we believe will be meaningful and useful to investors, analysts, rating agencies and others who use our financial information to evaluate our performance. Some of the measurements we use are considered non-GAAP financial measures under SEC rules and regulations. In this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), we present underwriting-related general and administrative expenses, consolidated underwriting income (loss), current accident year loss ratio, catastrophe and weather-related losses ratio, current accident year loss ratio, excluding catastrophe and weather-related losses, operating income (loss) (in total and on a per share basis), annualized operating return on average common equity ("operating ROACE"), amounts presented on a constant currency basis and pre-tax total return on average cash and investments excluding foreign exchange movements, which are non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. We believe that these non-GAAP financial measures, which may be defined and calculated differently by other companies, help explain and enhance the understanding of our results of operations. However, these measures should not be viewed as a substitute for those determined in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

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

Reorganization expenses in 2026 primarily related to costs attributable to streamlining our reinsurance operations and costs attributable to transitions in executive leadership. Reorganization expenses are primarily driven by business decisions, the nature and timing of which are not related to the underwriting process. Therefore, these expenses are excluded from consolidated underwriting income (loss).

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

Reorganization expenses in 2026 primarily related to costs attributable to streamlining our reinsurance operations and costs attributable to transitions in executive leadership. Reorganization expenses are primarily driven by business decisions, the nature and timing of which are not related to the underwriting process. Therefore, these expenses are excluded from operating income (loss).

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

CASH AND INVESTMENTS

Details of cash and investments are as follows:

	March 31, 2026	December 31, 2025
	Fair Value	Fair Value

Fixed maturities, available for sale	$13,107,142	$13,018,027
Fixed maturities, held to maturity(1)	401,480	395,942
Equity securities	688,842	707,569
Mortgage loans	343,959	356,840
Other investments	1,042,649	1,027,798
Equity method investments	236,767	227,181
Short-term investments	5,836	20,298
Total investments	$15,826,675	$15,753,655

Cash and cash equivalents(2)	$1,388,118	$1,321,185

(1)Presented at net carrying value of $405 million (2025: $397 million) in the consolidated balance sheets.
(2)Includes restricted cash and cash equivalents of $526 million and $501 million at March 31, 2026 and at December 31, 2025, respectively.

Overview

The fair value of total investments increased by $73 million in the three months ended March 31, 2026, as the reinvestment of interest income and cashflows from operations was partially offset by the decrease in market value of fixed maturities and equities.

An analysis of our investment portfolio by asset class is detailed below:

Fixed Maturities

Details of our fixed maturities portfolio are as follows:

	March 31, 2026		December 31, 2025
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$2,462,147	18%	$2,417,901	18%
Non-U.S. government	846,705	6%	810,544	6%
Corporate debt	5,321,178	41%	5,365,509	41%
Agency RMBS	2,073,952	15%	2,035,352	15%
CMBS	788,789	6%	801,511	6%
Non-agency RMBS	197,508	1%	190,124	1%
ABS	1,768,457	13%	1,740,933	13%
Municipals(1)	49,886	—%	52,095	—%
Total	$13,508,622	100%	$13,413,969	100%

Credit ratings:
U.S. government and agency	$2,462,147	18%	$2,417,901	18%
AAA(2)	2,622,092	19%	2,577,512	19%
AA	3,198,065	25%	3,182,165	24%
A	2,313,733	17%	2,331,459	17%
BBB	1,399,221	10%	1,339,101	10%
Below BBB(3)	1,513,364	11%	1,565,831	12%
Total	$13,508,622	100%	$13,413,969	100%

(1)Includes bonds issued by states, municipalities, and political subdivisions.
(2)Includes U.S. government-sponsored agencies, residential mortgage-backed securities ("RMBS") and commercial mortgage-backed securities ("CMBS").
(3)Non-investment grade and non-rated securities.

At March 31, 2026, fixed maturities had a weighted average credit rating of A+ (2025: A+), a book yield of 4.7% (2025: 4.6%), and an average duration of 3.2 years (2025: 3.1 years).

At March 31, 2026, fixed maturities together with short-term investments, cash and cash equivalents (i.e. total investments of $14.9 billion) had a weighted average credit rating of AA- (2025: AA-) and an average duration of 2.9 years (2025: 2.8 years).

At March 31, 2026, net unrealized losses on fixed maturities, available for sale were $81 million, compared to net unrealized gains of $80 million at December 31, 2025, a decrease of $161 million due to the decline in market values.

Equity Securities

At March 31, 2026, net unrealized gains on equity securities were $86 million, compared to $126 million at December 31, 2025, a decrease of $40 million driven by the decline in market values, and net realized gains associated with sales in the period.

Mortgage Loans

At March 31, 2026, investment in commercial mortgage loans was $344 million, compared to $357 million at December 31, 2025, a decrease of $13 million mainly driven by repayments of loans. The commercial mortgage loans are collateralized by a variety of commercial properties and diversified geographically throughout the U.S. and by property type to reduce the risk of concentration. At March 31, 2026, the allowance for expected credit losses of $29 million, was primarily related to commercial properties exposed to the office sector.

Other Investments

Details of our other investments portfolio are as follows:

	March 31, 2026		December 31, 2025
	Fair Value	% of Total	Fair Value	% of Total

Multi-strategy funds	$10,987	1%	$11,577	1%
Direct lending funds	193,616	19%	186,747	18%
Private equity funds	382,826	37%	364,376	36%
Real estate funds	279,937	27%	291,491	28%
Total multi-strategy, direct lending, private equity and real estate funds	867,366	84%	854,191	83%

Other privately held investments	175,283	17%	173,607	17%
Total other investments	$1,042,649	100%	$1,027,798	100%

Refer to Note 3(e) to the Consolidated Financial Statements 'Investments'.

Equity Method Investments

Refer to Note 3(f) to the Consolidated Financial Statements 'Investments'.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the 'Liquidity and Capital Resources' section included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025 for a general discussion of liquidity and capital resources.

The following table summarizes consolidated capital:

	March 31, 2026	December 31, 2025

Debt	$1,317,104	$1,316,710

Preferred shares	550,000	550,000
Common equity	5,830,636	5,806,435
Shareholders’ equity	6,380,636	6,356,435
Total capital	$7,697,740	$7,673,145

Ratio of debt to total capital	17.1%	17.2%

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

Federal Home Loan Bank Advances

The Company's subsidiaries, AXIS Insurance Company and AXIS Surplus Insurance Company, are members of the Federal Home Loan Bank of Chicago ("FHLB").

At March 31, 2026, the companies had admitted assets of approximately $3.5 billion which provides borrowing capacity of up to approximately $877 million.

At March 31, 2026, the Company had borrowings under the FHLB program of $66 million.

The FHLB advances have maturities in 2026 and interest payable at interest rates between 3.9% and 4.2%. The Company incurred interest expense of $1 million for the three months ended March 31, 2026.

The borrowings under the FHLB program are secured by cash and investments with a fair value of $74 million.

Refer to Note 11 to the Consolidated Financial Statements 'Federal Home Loan Advances'.

Letter of Credit Facility

On March 23, 2026, the $300 million Facility was amended to reduce the committed utilization capacity available under the Facility to $250 million (the "$250 million Facility") and extend the tenors of issuable letters of credit to March 31, 2028.

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

Common Equity
During the three months ended March 31, 2026, common equity increased by $24 million. The following table reconciles opening and closing common equity positions:

Three months ended March 31,	2026

Common equity - opening	$5,806,435
Share-based compensation expense	15,864
Change in unrealized gains (losses) on available for sale investments, net of tax	(122,498)
Foreign currency translation adjustment	(3,061)
Net income	254,767
Preferred share dividends	(7,563)
Common share dividends	(33,108)
Treasury shares repurchased	(82,234)
Treasury shares reissued	2,034
Common equity - closing	$5,830,636

During the three months ended March 31, 2026, we repurchased 0.8 million common shares for a total of $82 million, including $60 million repurchased pursuant to our Board-authorized share repurchase programs and $23 million from employees to facilitate the satisfaction of their personal withholding tax liabilities that arise on the vesting of share-settled restricted stock units granted under our 2017 Long-Term Equity Compensation Plan.

On September 17, 2025, the Company's Board of Directors approved a new share repurchase program for up to $400 million of the Company's common shares. The new share repurchase program is open-ended, allowing the Company to repurchase its shares from time to time in the open market or privately negotiated transactions, depending on market conditions. At March 31, 2026, remaining authorization under this plan was $53 million.

On February 26, 2026, the Company's Board of Directors approved a new share repurchase program for up to $300 million of the Company's common shares. The new share repurchase programs supplements the existing share repurchase program, and is open-ended, allowing the Company to repurchase its shares from time to time in the open market or privately negotiated transactions, depending on market conditions (refer to Part II, Item 2 'Unregistered Sales of Equity Securities and Use of Proceeds' for further details).

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

We believe that the critical accounting estimates discussion in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025, continues to describe the significant estimates and judgments included in the preparation of the consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

At March 31, 2026, there were no recently issued accounting pronouncements that we have not yet adopted that we expect could have a material impact on our results of operations, financial condition or liquidity.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to this item since December 31, 2025, with the exception of the changes in exposure to foreign currency risk presented below.

Foreign Currency Risk
The table below provides a sensitivity analysis of total net foreign currency exposures:

	AUD	CAD	EUR	GBP	JPY	Other	Total

At March 31, 2026
Net managed assets (liabilities), excluding derivatives	$74,059	$358,912	$48,965	$(13,394)	$(25,452)	$204,625	$647,715
Foreign currency derivatives, net	(126,627)	(415,142)	(57,934)	(65,151)	17,867	(185,105)	(832,092)
Net managed foreign currency exposure	(52,568)	(56,230)	(8,969)	(78,545)	(7,585)	19,520	(184,377)
Other net foreign currency exposure	—	276	245	159	—	1	681
Total net foreign currency exposure	$(52,568)	$(55,954)	$(8,724)	$(78,386)	$(7,585)	$19,521	$(183,696)
Net foreign currency exposure as a percentage of total shareholders’ equity	(0.8%)	(0.9%)	(0.1%)	(1.2%)	(0.1%)	0.3%	(2.9%)
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$(5,257)	$(5,595)	$(872)	$(7,839)	$(759)	$1,952	$(18,370)

(1)Assumes 10% appreciation in underlying currencies relative to the U.S. dollar.

Total Net Foreign Currency Exposure

At March 31, 2026, total net foreign currency liabilities were $184 million primarily driven by exposures to the pound sterling, Canadian dollar, Australian dollar, euro and Japanese yen. During the three months ended March 31, 2026, the change in total net foreign currency exposure was primarily due to new business written in the period.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) at March 31, 2026. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2026, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2026.

Based upon that evaluation, there were no changes in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A.     RISK FACTORS

There were no material changes from the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table shows information regarding the number of common shares repurchased in the quarter ended March 31, 2026:

Period	Total number of shares purchased (a) (b)	Average price paid per share	Total number of shares purchased as part of publicly announced programs (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the announced programs (c) (d)

January 1-31, 2026	1	$107.09	—	$112 million
February 1-28, 2026	259	$103.87	255	$386 million
March 1-31, 2026	534	$103.32	324	$353 million
Total	794		579	$353 million

(a) In thousands.
(b) Includes shares repurchased from employees to satisfy personal withholding tax liabilities that arise on the vesting of share-settled restricted stock units under our 2017 Long-Term Equity Compensation Plans.
(c) On September 17, 2025, the Company's Board of Directors approved a new share repurchase program for up to $400 million of the Company's common shares. The new share repurchase program is open-ended, allowing the Company to repurchase its shares from time to time in the open market or privately negotiated transactions, depending on market conditions. At March 31, 2026, remaining authorization under this plan was $53 million.
(d) On February 26, 2026, the Company's Board of Directors approved a new share repurchase program for up to $300 million of the Company's common shares. The new share repurchase programs supplements the existing share repurchase program, and is open-ended, allowing the Company to repurchase its shares from time to time in the open market or privately negotiated transactions, depending on market conditions.

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

As and when allowed by the applicable law and regulations, certain of our non-U.S. subsidiaries provide treaty reinsurance coverage to non-U.S. insurers on a worldwide basis, including insurers of liability, marine, aviation and energy risks, and as a result, these underlying insurance and reinsurance portfolios may have some exposure to Iran. In addition, we provide insurance and facultative reinsurance on a global basis to non-U.S. insureds and insurers, including for liability, marine, aviation and energy risks. Coverage provided to non-Iranian business may indirectly cover an exposure in Iran. For example, certain of our operations underwrite global marine hull war and cargo policies that provide coverage for vessels navigating into and out of ports worldwide, including Iran. For the quarter ended March 31, 2026, there has been no material amount of premium allocated or apportioned to activities relating to Iran. We intend for our non-U.S. subsidiaries to continue to provide such coverage only to the extent permitted by applicable law.

Insider Trading Arrangements and Policies

During the three months ended March 31, 2026, no director or officer of the Company adopted, terminated or is currently party to a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
10.1
Amendment Agreement dated March 23, 2026, by and among AXIS Specialty Limited, AXIS Re SE, AXIS Specialty Europe SE, AXIS Insurance Company, AXIS Surplus Insurance Company, AXIS Reinsurance Company and Citibank Europe plc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 24, 2026).

†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101	The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL: (i) Consolidated Balance Sheets at March 31, 2026 and December 31, 2025; (ii) Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025; (iv) Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2026 and 2025; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Dated: April 29, 2026

AXIS CAPITAL HOLDINGS LIMITED
By:	/S/ VINCENT TIZZIO
Vincent Tizzio
President and Chief Executive Officer
(Principal Executive Officer)

/S/ MATTHEW KIRK
Matthew Kirk
Chief Financial Officer
(Principal Financial Officer)