Form 10-Q
period 2026-06-30
AXIS CAPITAL HOLDINGS LTD
filed 2026-07-28
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
At July 24, 2026, there were 72,966,317 common shares outstanding, $0.0125 par value per share, of the registrant.

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

Forward-looking statements made in this report, such as those related to our performance, pricing, growth prospects, fee income, the outcome of our strategic initiatives, our expectations relating to our ability to successfully implement and manage technology initiatives – including artificial intelligence, our expectations about the current trade and geopolitical environment on our business, economic and market conditions, and other statements that are not historical facts, reflect our current views with respect to future events and financial performance and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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
Strategic Risk: industry competition and consolidation; failure to keep the pace or manage technology developments, including artificial intelligence; general economic, capital, and credit market conditions, including market illiquidity, fluctuations in interest rates, credit spreads, equity securities' prices, foreign currency exchange rates, and evolving impacts of tariffs, sanctions, and international trade tensions; our ability to increase the use of data and analytics, and technology as part of our business strategy and adapt to new technologies; changes in the political environment of certain countries where we operate or underwrite business; loss of business provided to us by major brokers; rating agency actions; key personnel changes; potential strategic opportunities including acquisitions and our ability to achieve them; evolving expectations regarding environmental, social, and governance matters; and the effect of contagious diseases on our business.

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

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2026 (UNAUDITED) AND DECEMBER 31, 2025

	2026	2025
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2026: $13,916,563; 2025: $12,937,728 Allowance for expected credit losses 2026: $1,898; 2025: $1,836)	$13,828,314	$13,018,027
Fixed maturities, held to maturity, at amortized cost (Fair value 2026: $402,105; 2025: $395,942 Allowance for expected credit losses 2026: $nil; 2025: $nil)	407,024	397,430
Equity securities, at fair value (Cost 2026: $606,505; 2025: $581,275)	748,532	707,569
Mortgage loans, held for investment, at fair value (Allowance for expected credit losses 2026: $27,957; 2025: $29,742)	335,537	356,840
Other investments, at fair value	1,062,933	1,027,798
Equity method investments	203,661	227,181
Short-term investments, at fair value	2,828	20,298
Total investments	16,588,829	15,755,143
Cash and cash equivalents	780,002	820,252
Restricted cash and cash equivalents	443,056	500,933
Accrued interest receivable	124,281	116,252
Insurance and reinsurance premium balances receivable (Allowance for expected credit losses 2026: $14,479; 2025: $15,821)	4,011,370	3,244,661
Reinsurance recoverable on unpaid losses and loss expenses (Allowance for expected credit losses 2026: $41,354; 2025: $40,340)	8,949,022	8,951,763
Reinsurance recoverable on paid losses and loss expenses	626,691	673,765
Deferred acquisition costs	946,416	801,778
Prepaid reinsurance premiums	2,610,988	2,139,294
Receivable for investments sold	4,796	12,806
Goodwill	66,498	66,498
Intangible assets	161,258	166,050
Operating lease right-of-use assets	92,801	93,900
Loan advances made	316,342	231,542
Other assets	900,128	887,289
Total assets	$36,622,478	$34,461,926
Liabilities
Reserve for losses and loss expenses	$18,613,412	$18,122,256
Unearned premiums	6,807,320	5,825,698
Insurance and reinsurance balances payable	2,410,199	1,882,021
Debt	1,317,502	1,316,710
Federal Home Loan Bank advances	61,130	66,380
Payable for investments purchased	189,180	36,982
Operating lease liabilities	108,326	110,095
Other liabilities	612,199	745,349
Total liabilities	30,119,268	28,105,491
Shareholders’ equity
Preferred shares	550,000	550,000
Common shares (shares issued 2026: 176,580; 2025: 176,580 shares outstanding 2026: 73,141; 2025: 74,135)	2,206	2,206
Additional paid-in capital	2,399,137	2,405,792
Accumulated other comprehensive income (loss)	(107,803)	28,431
Retained earnings	8,613,341	8,181,699
Treasury shares, at cost (2026: 103,439; 2025: 102,445)	(4,953,671)	(4,811,693)
Total shareholders’ equity	6,503,210	6,356,435
Total liabilities and shareholders’ equity	$36,622,478	$34,461,926
See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	Three months ended		Six months ended
	2026	2025	2026	2025
	(in thousands, except per share amounts)
Revenues
Net premiums earned	$1,518,984	$1,393,431	$2,999,451	$2,734,251
Net investment income	181,594	187,297	366,333	395,009
Other insurance related income	5,601	8,662	11,249	12,240
Net investment gains:
(Increase) decrease in allowance for expected credit losses	2,571	(2,332)	1,722	(5,062)
Impairment losses	(116)	(400)	(383)	(2,326)
Other realized and unrealized investment gains	44,280	46,200	18,175	20,850
Total net investment gains	46,735	43,468	19,514	13,462
Total revenues	1,752,914	1,632,858	3,396,547	3,154,962

Expenses
Net losses and loss expenses	933,130	801,754	1,800,412	1,587,679
Acquisition costs	316,268	275,897	620,524	540,477
General and administrative expenses	164,889	161,078	323,046	320,241
Foreign exchange losses (gains)	(2,344)	94,885	(38,539)	151,920
Interest expense and financing costs	16,838	16,586	33,265	33,158
Reorganization expenses	5,546	—	28,715	—
Amortization of intangible assets	2,396	2,396	4,792	5,125
Total expenses	1,436,723	1,352,596	2,772,215	2,638,600

Income before income taxes and interest in income (loss) of equity method investments	316,191	280,262	624,332	516,362
Income tax expense	(61,404)	(56,199)	(117,211)	(100,521)
Interest in income (loss) of equity method investments	3,308	(705)	5,738	1,586
Net income	258,095	223,358	512,859	417,427
Preferred share dividends	7,563	7,563	15,125	15,125
Net income available to common shareholders	$250,532	$215,795	$497,734	$402,302

Per share data
Earnings per common share:
Earnings per common share	$3.41	$2.75	$6.74	$5.04
Earnings per diluted common share	$3.38	$2.72	$6.67	$4.98
Weighted average common shares outstanding	73,549	78,378	73,821	79,757
Weighted average diluted common shares outstanding	74,203	79,329	74,677	80,845

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	Three months ended		Six months ended
	2026	2025	2026	2025
	(in thousands)
Net income	$258,095	$223,358	$512,859	$417,427
Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	(13,209)	104,546	(133,414)	192,076
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	(417)	575	(1,770)	242
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income	7,535	9,522	6,595	37,662
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(6,091)	114,643	(128,589)	229,980
Foreign currency translation adjustment	(4,584)	16,023	(7,645)	15,867
Total other comprehensive income (loss), net of tax	(10,675)	130,666	(136,234)	245,847
Comprehensive income	$247,420	$354,024	$376,625	$663,274

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	Three months ended		Six months ended
	2026	2025	2026	2025
	(in thousands)
Preferred shares
Balance at beginning and end of period	$550,000	$550,000	$550,000	$550,000

Common shares (par value)
Balance at beginning and end of period	2,206	2,206	2,206	2,206

Additional paid-in capital
Balance at beginning of period	2,394,568	2,374,804	2,405,792	2,394,063
Treasury shares reissued	(8,608)	(1,406)	(35,696)	(30,464)
Share-based compensation expense	13,177	11,261	29,041	21,060
Balance at end of period	2,399,137	2,384,659	2,399,137	2,384,659

Accumulated other comprehensive income (loss)
Balance at beginning of period	(97,128)	(152,376)	28,431	(267,557)
Unrealized gains (losses) on available for sale investments, net of tax:
Balance at beginning of period	(66,508)	(110,280)	55,990	(225,617)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(6,091)	114,643	(128,589)	229,980
Balance at end of period	(72,599)	4,363	(72,599)	4,363
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	(30,620)	(42,096)	(27,559)	(41,940)
Foreign currency translation adjustment	(4,584)	16,023	(7,645)	15,867
Balance at end of period	(35,204)	(26,073)	(35,204)	(26,073)
Balance at end of period	(107,803)	(21,710)	(107,803)	(21,710)

Retained earnings
Balance at beginning of period	8,395,795	7,492,484	8,181,699	7,341,569
Net income	258,095	223,358	512,859	417,427
Preferred share dividends (1)	(7,563)	(7,563)	(15,125)	(15,125)
Common share dividends (1)	(32,986)	(35,033)	(66,092)	(70,625)
Balance at end of period	8,613,341	7,673,246	8,613,341	7,673,246

Treasury shares, at cost
Balance at beginning of period	(4,864,805)	(4,364,319)	(4,811,693)	(3,930,902)
Shares repurchased	(97,474)	(51,090)	(179,709)	(515,596)
Shares reissued	8,608	1,406	37,731	32,495
Balance at end of period	(4,953,671)	(4,414,003)	(4,953,671)	(4,414,003)

Total shareholders’ equity	$6,503,210	$6,174,398	$6,503,210	$6,174,398

(1) Refer to Note 9 'Shareholders' Equity' for details on dividends declared and paid related to the Company's common and preferred shares.

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	Six months ended
	2026	2025
	(in thousands)
Cash flows from operating activities:
Net income	$512,859	$417,427
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net investment gains	(21,242)	(12,370)
Net realized and unrealized gains on other investments	(22,899)	(39,951)
Amortization of fixed maturities	(20,042)	(20,058)
Interest in income of equity method investments	(5,738)	(1,586)
Other amortization and depreciation	29,479	27,271
Share-based compensation expense	31,076	23,089
Changes in:
Accrued interest receivable	(8,303)	5,641
Reinsurance recoverable on unpaid losses and loss expenses	(11,447)	(2,247,316)
Reinsurance recoverable on paid losses and loss expenses	21,771	(124,418)
Deferred acquisition costs	(146,218)	(151,947)
Prepaid reinsurance premiums	(483,932)	(286,888)
Reserve for losses and loss expenses	522,713	645,415
Unearned premiums	997,632	942,072
Insurance and reinsurance balances, net	(145,475)	(502,453)
Other items	(99,294)	(19,067)
Net cash provided by (used in) operating activities	1,150,940	(1,345,139)

Cash flows from investing activities:
Purchases of:
Fixed maturities, available for sale	(5,401,587)	(4,836,342)
Fixed maturities, held to maturity	(95,614)	(43,923)
Equity securities	(51,702)	(81,146)
Mortgage loans	(11,403)	(10,225)
Other investments	(70,738)	(41,377)
Equity method investments	(10,459)	(7,340)
Short-term investments	(415)	(234,067)
Proceeds from the sale of:
Fixed maturities, available for sale	3,848,161	4,200,006
Equity securities	30,326	101,326
Other investments	55,537	72,684
Equity method investments	39,716	—
Short-term investments	17,377	290,531
Proceeds from redemption of fixed maturities, available for sale	719,508	706,891
Proceeds from redemption of fixed maturities, held to maturity	86,075	82,290
Proceeds from redemption of equity securities (preferred stock)	8,517	—
Proceeds from redemption of short-term investments	509	118,319
Proceeds from the repayment of mortgage loans	28,330	73,655
Purchase of other assets	(28,562)	(19,342)
Loan advances made	(143,209)	(94,161)
Net cash provided by (used in) investing activities	(979,633)	277,779

Cash flows from financing activities:
Repurchase of common shares	(148,775)	(489,981)
Taxes paid on withholding shares	(30,934)	(25,614)
Dividends paid - common shares	(68,448)	(74,362)
Dividends paid - preferred shares	(15,125)	(15,125)
Repayment of Federal Home Loan Bank advances	(5,250)	—
Net cash used in financing activities	(268,532)	(605,082)

Effect of exchange rate changes on foreign currency cash, cash equivalents and restricted cash	(902)	18,022
Decrease in cash, cash equivalents and restricted cash	(98,127)	(1,654,420)
Cash, cash equivalents and restricted cash - beginning of period	1,321,185	3,063,621
Cash, cash equivalents and restricted cash - end of period	$1,223,058	$1,409,201

(1) Net investment (gains) losses in the consolidated statement of cash flows excluded net realized (gains) losses on overseas deposits of $(2) million (2025: $1 million) that are included in net investment gains in the consolidated statement of operations.

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	Six months ended
	2026	2025
	(in thousands)
Supplemental disclosures of cash flow information:
Income taxes paid	$115,143	$71,984
Interest paid	$31,032	$31,293
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

The following tables present the underwriting results of the Company's reportable segments, as well as the carrying amounts of allocated goodwill and intangible assets:

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.    SEGMENT INFORMATION (CONTINUED)

	2026			2025
Three months ended and at June 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$2,228,147	$439,484	$2,667,631	$1,932,435	$583,536	$2,515,971
Net premiums written	1,371,309	234,489	1,605,798	1,290,510	344,924	1,635,434
Net premiums earned	1,187,160	331,824	1,518,984	1,032,961	360,470	1,393,431
Other insurance related income	266	5,334	5,601	6	8,656	8,662
Current accident year net losses and loss expenses	(718,734)	(229,232)	(947,966)	(576,986)	(244,997)	(821,983)
Net favorable prior year reserve development	11,852	2,984	14,836	15,216	5,013	20,229
Acquisition costs	(238,823)	(77,445)	(316,268)	(194,912)	(80,985)	(275,897)
Underwriting-related general and administrative expenses	(122,359)	(9,901)	(132,260)	(124,646)	(10,595)	(135,241)
Underwriting income	$119,362	$23,564	142,927	$151,639	$37,562	189,201

Net investment income			181,594			187,297
Net investment gains			46,735			43,468
Corporate expenses			(32,629)			(25,837)
Foreign exchange (losses) gains			2,344			(94,885)
Interest expense and financing costs			(16,838)			(16,586)
Reorganization expenses			(5,546)			—
Amortization of intangible assets			(2,396)			(2,396)
Income before income taxes and interest in income (loss) of equity method investments			316,191			280,262
Income tax expense			(61,404)			(56,199)
Interest in income (loss) of equity method investments			3,308			(705)
Net income			258,095			223,358
Preferred share dividends			7,563			7,563
Net income available to common shareholders			$250,532			$215,795

Current accident year loss ratio	60.5%	69.1%	62.4%	55.9%	68.0%	59.0%
Prior year reserve development ratio	(1.0%)	(0.9%)	(1.0%)	(1.5%)	(1.4%)	(1.5%)
Net losses and loss expenses ratio	59.5%	68.2%	61.4%	54.4%	66.6%	57.5%
Acquisition cost ratio	20.1%	23.3%	20.8%	18.9%	22.5%	19.8%
General and administrative expense ratio	10.4%	3.0%	10.9%	12.0%	2.9%	11.6%
Combined ratio	90.0%	94.5%	93.1%	85.3%	92.0%	88.9%

Goodwill and intangible assets	$227,756	$—	$227,756	$237,340	$—	$237,340

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.    SEGMENT INFORMATION (CONTINUED)

	2026			2025
Six months ended and at June 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$4,211,888	$1,553,709	$5,765,597	$3,588,337	$1,722,285	$5,310,622
Net premiums written	2,664,385	848,448	3,512,833	2,335,090	1,050,383	3,385,473
Net premiums earned	2,328,915	670,536	2,999,451	2,043,047	691,204	2,734,251
Other insurance related income	637	10,612	11,249	162	12,078	12,240
Current accident year net losses and loss expenses	(1,374,780)	(458,531)	(1,833,311)	(1,153,052)	(472,793)	(1,625,845)
Net favorable prior year reserve development	26,911	5,988	32,899	29,194	8,972	38,166
Acquisition costs	(462,592)	(157,932)	(620,524)	(388,933)	(151,544)	(540,477)
Underwriting-related general and administrative expenses	(242,373)	(17,102)	(259,475)	(244,238)	(21,441)	(265,679)
Underwriting income	$276,718	$53,571	330,289	$286,180	$66,476	352,656

Net investment income			366,333			395,009
Net investment gains			19,514			13,462
Corporate expenses			(63,571)			(54,562)
Foreign exchange (losses) gains			38,539			(151,920)
Interest expense and financing costs			(33,265)			(33,158)
Reorganization expenses			(28,715)			—
Amortization of intangible assets			(4,792)			(5,125)
Income before income taxes and interest in income of equity method investments			624,332			516,362
Income tax expense			(117,211)			(100,521)
Interest in income of equity method investments			5,738			1,586
Net income			512,859			417,427
Preferred share dividends			15,125			15,125
Net income available to common shareholders			$497,734			$402,302

Current accident year loss ratio	59.0%	68.4%	61.1%	56.4%	68.4%	59.5%
Prior year reserve development ratio	(1.1%)	(0.9%)	(1.1%)	(1.4%)	(1.3%)	(1.4%)
Net losses and loss expenses ratio	57.9%	67.5%	60.0%	55.0%	67.1%	58.1%
Acquisition cost ratio	19.9%	23.6%	20.7%	19.0%	21.9%	19.8%
General and administrative expense ratio	10.3%	2.5%	10.8%	12.0%	3.1%	11.6%
Combined ratio	88.1%	93.6%	91.5%	86.0%	92.1%	89.5%

Goodwill and intangible assets	$227,756	$—	$227,756	$237,340	$—	$237,340

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS
a)     Fixed Maturities, Available for Sale

The following table provides the amortized cost and fair values of the Company's fixed maturities classified as available for sale:

	Amortized cost	Allowance for expected credit losses	Gross unrealized gains	Gross unrealized losses	Fair value

At June 30, 2026
Available for sale
U.S. government and agency	$2,403,693	$—	$2,762	$(19,081)	$2,387,374
Non-U.S. government	830,184	(26)	4,875	(11,123)	823,910
Corporate debt	5,603,202	(1,211)	43,724	(60,816)	5,584,899
Agency RMBS(1)	2,445,926	—	12,350	(35,327)	2,422,949
CMBS(2)	804,486	(326)	2,104	(17,916)	788,348
Non-agency RMBS	212,897	(258)	617	(5,217)	208,039
ABS(3)	1,569,414	(77)	4,768	(6,846)	1,567,259
Municipals(4)	46,761	—	166	(1,391)	45,536
Total fixed maturities, available for sale	$13,916,563	$(1,898)	$71,366	$(157,717)	$13,828,314

At December 31, 2025
Available for sale
U.S. government and agency	$2,406,907	$—	$17,206	$(6,212)	$2,417,901
Non-U.S. government	798,984	—	14,961	(3,401)	810,544
Corporate debt	5,168,562	(1,539)	96,137	(40,727)	5,222,433
Agency RMBS(1)	2,026,043	—	31,869	(22,560)	2,035,352
CMBS(2)	811,056	—	6,641	(16,186)	801,511
Non-agency RMBS	193,372	(240)	1,366	(4,374)	190,124
ABS(3)	1,479,963	(57)	12,231	(4,070)	1,488,067
Municipals(4)	52,841	—	462	(1,208)	52,095
Total fixed maturities, available for sale	$12,937,728	$(1,836)	$180,873	$(98,738)	$13,018,027

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

The table below provides the contractual maturities of fixed maturities classified as available for sale:

	Amortized cost	Fair value	% of Total fair value

At June 30, 2026
Maturity
Due in one year or less	$316,052	$316,161	2.3%
Due after one year through five years	5,802,284	5,776,470	41.8%
Due after five years through ten years	2,478,202	2,464,630	17.8%
Due after ten years	287,302	284,458	2.1%
	8,883,840	8,841,719	64.0%
Agency RMBS	2,445,926	2,422,949	17.5%
CMBS	804,486	788,348	5.7%
Non-agency RMBS	212,897	208,039	1.5%
ABS	1,569,414	1,567,259	11.3%
Total	$13,916,563	$13,828,314	100.0%

At December 31, 2025
Maturity
Due in one year or less	$364,414	$364,273	2.8%
Due after one year through five years	5,665,467	5,721,423	44.0%
Due after five years through ten years	2,212,109	2,231,417	17.1%
Due after ten years	185,304	185,860	1.4%
	8,427,294	8,502,973	65.3%
Agency RMBS	2,026,043	2,035,352	15.6%
CMBS	811,056	801,511	6.2%
Non-agency RMBS	193,372	190,124	1.5%
ABS	1,479,963	1,488,067	11.4%
Total	$12,937,728	$13,018,027	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
Gross Unrealized Losses

The following table summarizes fixed maturities, available for sale in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

At June 30, 2026
Fixed maturities, available for sale
U.S. government and agency	$80,143	$(2,884)	$1,824,792	$(16,197)	$1,904,935	$(19,081)
Non-U.S. government	33,680	(2,272)	469,148	(8,851)	502,828	(11,123)
Corporate debt	425,660	(31,460)	2,215,798	(29,356)	2,641,458	(60,816)
Agency RMBS	245,445	(22,826)	908,951	(12,501)	1,154,396	(35,327)
CMBS	271,397	(15,420)	216,032	(2,496)	487,429	(17,916)
Non-agency RMBS	34,594	(4,603)	99,552	(614)	134,146	(5,217)
ABS	80,698	(3,335)	537,340	(3,511)	618,038	(6,846)
Municipals	16,442	(1,278)	14,682	(113)	31,124	(1,391)
Total fixed maturities, available for sale	$1,188,059	$(84,078)	$6,286,295	$(73,639)	$7,474,354	$(157,717)

At December 31, 2025
Fixed maturities, available for sale
U.S. government and agency	$186,934	$(4,695)	$314,665	$(1,517)	$501,599	$(6,212)
Non-U.S. government	50,892	(2,202)	147,629	(1,199)	198,521	(3,401)
Corporate debt	589,821	(32,617)	501,402	(8,110)	1,091,223	(40,727)
Agency RMBS	338,652	(21,806)	160,500	(754)	499,152	(22,560)
CMBS	331,169	(15,831)	98,333	(355)	429,502	(16,186)
Non-agency RMBS	39,376	(4,361)	1,092	(13)	40,468	(4,374)
ABS	94,908	(3,582)	204,271	(488)	299,179	(4,070)
Municipals	21,039	(1,203)	727	(5)	21,766	(1,208)
Total fixed maturities, available for sale	$1,652,791	$(86,297)	$1,428,619	$(12,441)	$3,081,410	$(98,738)

At June 30, 2026, 3,588 fixed maturities (2025: 2,244) were in an unrealized loss position of $158 million (2025: $99 million) of which $14 million (2025: $9 million) was related to securities below investment grade or not rated.

At June 30, 2026, 1,292 fixed maturities (2025: 1,522) had been in a continuous unrealized loss position for twelve months or greater and had a fair value of $1,188 million (2025: $1,653 million).

The unrealized losses of $158 million (2025: $99 million) were due to non-credit factors and were expected to be recovered as the related securities approach maturity.

At June 30, 2026, the Company did not intend to sell the securities in an unrealized loss position and it is more likely than not that the Company will not be required to sell these securities before the anticipated recovery of their amortized costs.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
b)     Fixed Maturities, Held to Maturity
The following table provides the amortized cost and fair values of the Company's fixed maturities classified as held to maturity:

	Amortized cost	Allowance for expected credit losses	Net carrying value	Gross unrealized gains	Gross unrealized losses	Fair value

At June 30, 2026
Held to maturity
Corporate debt	$161,479	$—	$161,479	$960	$(4,846)	$157,593
ABS(1)	245,545	—	245,545	326	(1,359)	244,512
Total fixed maturities, held to maturity	$407,024	$—	$407,024	$1,286	$(6,205)	$402,105

At December 31, 2025
Held to maturity
Corporate debt	$145,137	$—	$145,137	$2,039	$(4,100)	$143,076
ABS(1)	252,293	—	252,293	625	(52)	252,866
Total fixed maturities, held to maturity	$397,430	$—	$397,430	$2,664	$(4,152)	$395,942

(1)Asset-backed securities ("ABS") include debt tranched securities collateralized primarily by collateralized loan obligations ("CLOs").

At June 30, 2026, fixed maturities, held to maturity of $407 million (2025: $397 million) were presented net of an allowance for expected credit losses of $nil (2025: $nil).

The Company's ABS, held to maturity consist of CLO debt tranched securities ("CLO Debt"). The Company uses a scenario-based approach to review its CLO debt portfolio and reviews subordination levels of these securities to determine their ability to absorb credit losses of the underlying collateral. If losses are forecast to be below the subordination level for a tranche held by the Company, the security is determined not to have a credit loss. At June 30, 2026, the allowance for credit losses expected to be recognized over the life of the Company's ABS, held to maturity was $nil.

To estimate expected credit losses for corporate debt securities, held to maturity, the Company's projected cash flows are primarily driven by assumptions regarding the severity of loss, which is a function of the probability of default and projected recovery rates. The Company's default and recovery rates are based on credit ratings, credit analysis and macroeconomic forecasts. At June 30, 2026, the allowance for credit losses expected to be recognized over the life of the Company's corporate debt, held to maturity was $nil.

Contractual Maturities

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. ABS classified as held to maturity had a net carrying value of $246 million (2025: $252 million).
Corporate debt classified as held to maturity with a net carrying value of $44 million (2025: $32 million) is due in 3 years or less. Corporate debt classified as held to maturity with a net carrying value of $115 million (2025: $110 million) is due between 3 years and 10 years. Corporate debt classified as held to maturity with a net carrying value of $3 million (2025: $3 million) is due after 10 years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
c)     Equity Securities
The following table provides the cost and fair values of the Company's equity securities:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value

At June 30, 2026
Equity securities
Common stocks	$3,545	$366	$(626)	$3,285
Preferred stocks	45,293	3,976	(428)	48,841
Exchange-traded funds	268,849	169,242	(2,956)	435,135
Bond mutual funds	288,818	7,510	(35,057)	261,271
Total equity securities	$606,505	$181,094	$(39,067)	$748,532

At December 31, 2025
Equity securities
Common stocks	$13,927	$439	$(671)	$13,695
Preferred stocks	19,662	717	(68)	20,311
Exchange-traded funds	259,353	142,901	(497)	401,757
Bond mutual funds	288,333	9,411	(25,938)	271,806
Total equity securities	$581,275	$153,468	$(27,174)	$707,569

d)     Mortgage Loans

The following table provides details of the Company's mortgage loans, held for investment:

	June 30, 2026		December 31, 2025
	Carrying value	% of Total	Carrying value	% of Total

Mortgage loans, held for investment:
Commercial	$363,494	108%	$386,582	108%
Allowance for expected credit losses	(27,957)	(8%)	(29,742)	(8%)
Total mortgage loans held for investment	$335,537	100%	$356,840	100%

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

The commercial mortgage loan portfolio has a weighted average debt service coverage ratio of 1.5x (2025: 1.6x) and a weighted average loan-to-value ratio of 83% (2025: 84%).

At June 30, 2026, there were three commercial mortgage loans (2025: two) with past due amounts where the Company is assessing exit strategies. The carrying value of these loans net of an allowance for expected credit losses was $20 million (2025: $14 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
On a quarterly basis, the Company's exposure to commercial mortgage loans in the office sector, that represents 46% (2025: 51%) of the total mortgage loan portfolio, is evaluated for credit losses based on inputs unique to this sector. This assessment utilizes historical credit loss experience adjusted to reflect current conditions and management forecasts. Further, collateral dependent commercial mortgage loans (e.g., when the borrower is experiencing financial difficulty, including when foreclosure is reasonably possible or probable) are evaluated individually for credit losses. The allowance for expected credit losses for a collateral dependent loan is established as the excess of amortized cost over the estimated fair value of the loan's underlying collateral, less selling cost when foreclosure is probable.

Accordingly, any change in estimated credit losses is recognized as a change in the allowance for expected credit losses and is recorded in net investment gains (losses).

At June 30, 2026, the Company's mortgage loan portfolio had an allowance for expected credit losses of $28 million (2025: $30 million).

e)     Other Investments

The following table provides a summary of the Company's other investments, together with additional information relating to the liquidity of each category:

	Fair value		Redemption frequency (if currently eligible)	Redemption notice period

At June 30, 2026
Multi-strategy funds	$6,963	1%	Quarterly	60-90 days
Direct lending funds	194,209	18%	Quarterly(1)	90 days
Private equity funds	400,067	38%	n/a	n/a
Real estate funds	278,438	26%	Quarterly(2), Annually(3)	45-90 days
Other privately held investments	183,256	17%	n/a	n/a
Total other investments	$1,062,933	100%

At December 31, 2025
Multi-strategy funds	$11,577	1%	Quarterly	60-90 days
Direct lending funds	186,747	18%	Quarterly(1)	90 days
Private equity funds	364,376	36%	n/a	n/a
Real estate funds	291,491	28%	Quarterly(2), Annually(3)	45-90 days
Other privately held investments	173,607	17%	n/a	n/a
Total other investments	$1,027,798	100%

n/a - not applicable
(1) Applies to one fund with a fair value of $2 million (2025: $2 million).
(2) Applies to one fund with a fair value of $29 million (2025: $44 million).
(3) Applies to one fund with a fair value of $23 million (2025: $24 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
Two common redemption restrictions which may impact the Company's ability to redeem multi-strategy funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund's net assets which may otherwise hinder the general partner or investment manager's ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During the six months ended June 30, 2026 and 2025, neither of these restrictions impacted the Company's redemption requests.

At June 30, 2026, the Company had $23 million (2025: $30 million) of unfunded commitments as a limited partner in multi-strategy funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until after the completion of the funds' investment term. These funds have investment terms ranging from two years to the dissolution of the underlying fund. At June 30, 2026, there were no multi-strategy fund holdings (2025: nil) where the Company is still within the lockup period.

At June 30, 2026, the Company had $283 million (2025: $292 million) of unfunded commitments as a limited partner in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from four to fifteen years and the General Partners of certain funds have the option to extend the term by up to three years. At June 30, 2026, there were two direct lending fund holdings (2025: one) with a fair value of $23 million (2025: $18 million) where the Company is still within the lockup period.

At June 30, 2026, the Company had $265 million (2025: $240 million) of unfunded commitments as a limited partner in private equity funds. The life of the funds is subject to the dissolution of the underlying funds. The Company expects the overall holding period to be over six years.
At June 30, 2026, the Company had $96 million (2025: $105 million) of unfunded commitments as a limited partner in real estate funds. These funds include an open-ended fund and funds with investment terms ranging from two years to the dissolution of the underlying fund.
At June 30, 2026, the Company had $12 million (2025: $16 million) of unfunded commitments as a limited partner in four private company investment funds focusing on financial services technology companies with an emphasis on insurance technology companies ("private company investment funds"). Two of these funds have investment terms of five years and one fund has an investment term of ten years and one fund has an investment term of ten years with the option to extend the term by up to three years.

f)     Equity Method Investments

The following table provides details of the Company's equity method investments:

	June 30, 2026	December 31, 2025
	Carrying value	Carrying value

Equity method investments:
Harrington Re	$126,264	$163,513
Monarch Point Re	77,397	63,668
Total equity method investments	$203,661	$227,181

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
Harrington Re
During 2016, the Company paid $108 million including direct transaction costs to acquire 19% of the common equity of Harrington Reinsurance Holdings Limited ("Harrington"), the parent company of Harrington Re Ltd. ("Harrington Re"), an independent reinsurance company jointly sponsored by the Company and The Blackstone Group L.P. ("Blackstone"). Following share tender offers in 2024 and 2025, the Company's ownership interest in Harrington increased to 22% and 23%, respectively. During the three months ended June 30, 2026, Harrington repurchased shares from the Company, resulting in a decrease in the Company's ownership interest in Harrington from 23% to 18%.

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

The Company continues to account for its ownership interest in Harrington under the equity method of accounting.

Monarch Point Re

During 2023, the Company paid $22 million to acquire 18% of the common equity of Monarch Point Re (ISAC) Ltd. and Monarch Point Re (ISA 2023) Ltd., a collateralized reinsurance company formed under the laws of Bermuda as an incorporated segregated accounts company under the Incorporated Segregated Accounts Companies Act 2019, as amended (the "ISAC Act"). During 2024, the Company paid $14 million to acquire 18% of the common equity of Monarch Point Re (ISA 2024) Ltd. During 2025 and 2026, the Company paid $13 million to acquire 18% of the common equity of Monarch Point Re (ISA 2025) Ltd. During 2026, the Company paid $8 million to acquire 18% of the common equity of Monarch Point Re (ISA 2026) Ltd.

The Company retrocedes a diversified portfolio of casualty reinsurance business to Monarch Point Re and Stone Point Credit Adviser LLC, a wholly owned subsidiary of Stone Point Capital, LLC serves as its investment manager. As an investor, the Company expects to benefit from underwriting fees generated by Monarch Point Re and the income and capital appreciation Stone Point seeks to deliver through its investment management services.

Monarch Point Re is not a Variable Interest Entity ("VIE") that is required to be included in the Company's consolidated financial statements. The Company accounts for its ownership interest in Monarch Point Re under the equity method of accounting.

Loan Advances Made to Monarch Point Re

During 2026, the Company advanced $183 million (2025: $227 million) to Monarch Point Re that was included in loan advances made in the Company’s consolidated balance sheets. Loan balances receivable from Monarch Point Re are settled against amounts due to Monarch Point Re under the retrocession agreements and are treated as a non-cash activity in the consolidated statement of cash flows. The loan balance receivable at June 30, 2026 was $313 million (2025: $228 million). Loan advances made are expected to be repaid in full by August 15, 2027 (2025: May 15, 2027).

Interest on these loans was payable in 2026 at interest rates between 4.2% and 4.4% (2025: interest rates between 4.3% and 4.8%). Interest related to these loans of $8 million (2025: $5 million) was received in advance and is included in other liabilities in the consolidated balance sheets.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
The following table provides a summary of non-cash settlements with Monarch Point Re:

Non-cash settlements with Monarch Point Re	Six months ended June 30,
	2026	2025
Loan advances made	$58,112	$77,272
Reinsurance recoverable on unpaid losses and loss expenses	23,839	30,017
Interest receivable on loan advances made	8,127	6,814
Net cash inflows	$90,078	$114,103

Insurance and reinsurance balances payable, net	$(90,078)	$(114,103)
Net cash outflows	$(90,078)	$(114,103)

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

The Company does not have the power to direct the activities that are most significant to the economic performance of these VIEs. Therefore, the Company is not the primary beneficiary of these VIEs. The maximum exposure to loss on these interests is limited to the carrying value reported in the Company's consolidated balance sheets and its unfunded commitments of $612 million at June 30, 2026 (2025: $612 million). The Company has not provided financial or other support to these structured securities other than the original investment.

h)     Net Investment Income

Net investment income was derived from the following sources:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Fixed maturities	$163,304	$149,861	$320,000	$296,572
Other investments	6,226	18,479	23,931	40,889
Equity securities	4,631	3,155	8,782	6,363
Mortgage loans	4,154	5,956	8,319	12,824
Cash and cash equivalents	10,655	16,649	19,573	50,028
Short-term investments	71	541	203	2,527
Gross investment income	189,041	194,641	380,808	409,203
Investment expenses	(7,447)	(7,344)	(14,475)	(14,194)
Net investment income	$181,594	$187,297	$366,333	$395,009

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
i)     Net Investment Gains (Losses)

The following table provides an analysis of net investment gains (losses):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Gross realized investment gains
Fixed maturities, short-term investments, and cash and cash equivalents	$12,743	$19,394	$44,726	$41,532
Equity securities	84	4,032	12,442	40,100
Gross realized investment gains	12,827	23,426	57,168	81,632
Gross realized investment losses
Fixed maturities, short-term investments, and cash and cash equivalents	(22,860)	(27,673)	(47,905)	(79,412)
Equity securities	(106)	(2,719)	(1,004)	(11,590)
Mortgage loans	(1,605)	—	(6,200)	—
Gross realized investment losses	(24,571)	(30,392)	(55,109)	(91,002)
(Increase) decrease in allowance for expected credit losses, fixed maturities, available for sale	1,220	(859)	(62)	(1,104)
(Increase) decrease in allowance for expected credit losses, mortgage loans	1,351	(1,473)	1,784	(3,958)
Impairment losses(1)	(116)	(400)	(383)	(2,326)
Change in fair value of investment derivatives(2)	34	(1,035)	180	(1,451)
Net unrealized gains (losses) on equity securities	55,990	54,201	15,936	31,671
Net investment gains (losses)	$46,735	$43,468	$19,514	$13,462

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
(2) Refer to Note 5 'Derivative Instruments'.

The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Balance at beginning of period	$3,119	$4,183	$1,836	$3,938
Expected credit losses on securities where credit losses were not previously recognized	978	1,345	2,127	1,659
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	(1,439)	(325)	(1,160)	(297)
Impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—	—	—
Securities sold/redeemed/matured	(760)	(160)	(905)	(257)
Balance at end of period	$1,898	$5,043	$1,898	$5,043

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on mortgage loans:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Balance at beginning of period	$29,308	$25,862	$29,742	$23,378
Expected credit losses on loans where credit losses were not previously recognized	—	1,019	—	1,019
Additions (reductions) for expected credit losses on loans where credit losses were previously recognized	2,256	454	6,417	2,938
Loans sold/redeemed/matured	(3,607)	—	(8,202)	—
Balance at end of period	$27,957	$27,335	$27,957	$27,335

j)    Reverse Repurchase Agreements

At June 30, 2026, the Company held $10 million (2025: $14 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents in the Company's consolidated balance sheets. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, the Company receives principal and interest income. The Company monitors the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The tables below present the financial instruments measured at fair value on a recurring basis for the periods indicated:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At June 30, 2026
Assets
Fixed maturities, available for sale
U.S. government and agency	$2,345,018	$42,356	$—	$—	$2,387,374
Non-U.S. government	—	823,910	—	—	823,910
Corporate debt	—	5,361,369	223,530	—	5,584,899
Agency RMBS	—	2,422,949	—	—	2,422,949
CMBS	—	788,348	—	—	788,348
Non-agency RMBS	—	208,039	—	—	208,039
ABS	—	1,497,242	70,017	—	1,567,259
Municipals	—	45,536	—	—	45,536
	2,345,018	11,189,749	293,547	—	13,828,314
Equity securities
Common stocks	3,285	—	—	—	3,285
Preferred stocks	48,841	—	—	—	48,841
Exchange-traded funds	435,135	—	—	—	435,135
Bond mutual funds	—	261,271	—	—	261,271
	487,261	261,271	—	—	748,532
Other investments
Multi-strategy funds	—	—	—	6,963	6,963
Direct lending funds	—	—	—	194,209	194,209
Private equity funds	—	—	—	400,067	400,067
Real estate funds	—	—	—	278,438	278,438
Other privately held investments	—	—	131,224	52,032	183,256
	—	—	131,224	931,709	1,062,933
Short-term investments	—	2,828	—	—	2,828
Other assets
Derivative instruments (refer to Note 5)	—	8,621	—	—	8,621
Total Assets	$2,832,279	$11,462,469	$424,771	$931,709	$15,651,228
Liabilities
Derivative instruments (refer to Note 5)	$—	$1,627	$—	$—	$1,627
Total Liabilities	$—	$1,627	$—	$—	$1,627

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At December 31, 2025
Assets
Fixed maturities, available for sale
U.S. government and agency	$2,385,085	$32,816	$—	$—	$2,417,901
Non-U.S. government	—	810,544	—	—	810,544
Corporate debt	—	5,033,161	189,272	—	5,222,433
Agency RMBS	—	2,035,352	—	—	2,035,352
CMBS	—	801,511	—	—	801,511
Non-agency RMBS	—	190,124	—	—	190,124
ABS	—	1,448,711	39,356	—	1,488,067
Municipals	—	52,095	—	—	52,095
	2,385,085	10,404,314	228,628	—	13,018,027
Equity securities
Common stocks	13,695	—	—	—	13,695
Preferred stocks	14,239	6,072	—	—	20,311
Exchange-traded funds	401,757	—	—	—	401,757
Bond mutual funds	—	271,806	—	—	271,806
	429,691	277,878	—	—	707,569
Other investments
Multi-strategy funds	—	—	—	11,577	11,577
Direct lending funds	—	—	—	186,747	186,747
Private equity funds	—	—	—	364,376	364,376
Real estate funds	—	—	—	291,491	291,491
Other privately held investments	—	—	123,925	49,682	173,607
	—	—	123,925	903,873	1,027,798
Short-term investments	—	20,298	—	—	20,298
Other assets
Derivative instruments (refer to Note 5)	—	930	—	—	930
Total Assets	$2,814,776	$10,703,420	$352,553	$903,873	$14,774,622
Liabilities
Derivative instruments (refer to Note 5)	$—	$8,859	$—	$—	$8,859
Total Liabilities	$—	$8,859	$—	$—	$8,859

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The following table presents changes in Level 3 for financial instruments measured at fair value on a recurring basis:

	Opening balance	Transfers into Level 3	Transfers out of Level 3	Included in net income(1)	Included in OCI (2)	Purchases	Sales	Settlements/ distributions	Closing balance	Change in unrealized gains/(losses) (3)

Three months ended June 30, 2026
Fixed maturities, available for sale
Corporate debt	$225,010	$1,378	$—	$318	$1,468	$4,834	$(1,566)	$(7,912)	$223,530	$—
ABS	54,412	—	—	3	(1,206)	17,850	—	(1,042)	70,017	—
	279,422	1,378	—	321	262	22,684	(1,566)	(8,954)	293,547	—
Other investments
Other privately held investments	124,139	—	—	3,335	—	3,750	—	—	131,224	3,335
	124,139	—	—	3,335	—	3,750	—	—	131,224	3,335
Total assets	$403,561	$1,378	$—	$3,656	$262	$26,434	$(1,566)	$(8,954)	$424,771	$3,335

Six months ended June 30, 2026
Fixed maturities, available for sale
Corporate debt	$189,272	$1,378	$(2,572)	$460	$409	$60,948	$(9,236)	$(17,129)	$223,530	$—
ABS	39,356	—	—	4	(1,046)	33,359	(14)	(1,642)	70,017	—
	228,628	1,378	(2,572)	464	(637)	94,307	(9,250)	(18,771)	293,547	—
Other investments
Other privately held investments	123,925	—	—	3,549	—	3,750	—	—	131,224	3,549
	123,925	—	—	3,549	—	3,750	—	—	131,224	3,549
Total assets	$352,553	$1,378	$(2,572)	$4,013	$(637)	$98,057	$(9,250)	$(18,771)	$424,771	$3,549

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

Transfers into Level 3 from Level 2

The transfers into Level 3 from Level 2 during the three and six months ended June 30, 2026 were primarily due to the lack of observable market inputs and multiple quotes from pricing vendors for certain fixed maturities. There were no transfers into Level 3 from Level 2 during the three and six months ended June 30, 2025.

Transfers out of Level 3 into Level 2

The transfers out of Level 3 into Level 2 during the six months ended June 30, 2026 were primarily due to the availability of observable market inputs and multiple quotes from pricing vendors for certain fixed maturities. There were no transfers out of Level 3 into Level 2 during the three and six months ended June 30, 2025.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
For multi-strategy funds, direct lending funds, private equity funds, real estate funds and private company investment funds, valuation statements are typically released on a reporting lag. Therefore, the Company estimates the fair value of these funds by starting with the most recent fund valuations and adjusting for capital calls, redemptions, drawdowns and distributions. Return estimates are not available from the relevant fund managers for these funds, therefore the Company typically has a reporting lag in its fair value measurements of these funds. At June 30, 2026 and December 31, 2025 all funds measured at fair value using NAVs are reported generally on a one quarter lag.

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
At June 30, 2026, the carrying values of cash and cash equivalents including restricted amounts, accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated fair values due to their short maturities. As these financial instruments are not actively traded, their fair values are classified as Level 2.

At June 30, 2026, the Company's fixed maturities, held to maturity, were recorded at amortized cost with a carrying value of $407 million (2025: $397 million) and a fair value of $402 million (2025: $396 million). The fair values of these securities are determined using a model which uses prepayment speeds and spreads sourced primarily from the new issue market. As the significant inputs used to price these securities are observable market inputs, their fair values are classified as Level 2.

At June 30, 2026, the carrying value of mortgage loans, held for investment, approximated fair value. The fair values of mortgage loans are primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk or are determined from pricing for similar loans. As mortgage loans are not actively traded, their fair values are classified as Level 3.

At June 30, 2026, the Company's debt was recorded at amortized cost with a carrying value of $1,318 million (2025: $1,317 million) and a fair value of $1,278 million (2025: $1,293 million). The fair value of the Company's debt is based on prices obtained from a third-party pricing service and is determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As the yields for the risk-free yield curve and the spreads are observable market inputs, the fair value of this debt is classified as Level 2.

At June 30, 2026, Federal Home Loan Bank advances were recorded at amortized cost with a carrying value of $61 million (2025: $66 million) and a fair value of $61 million (2025: $66 million). As these advances are not actively traded, their fair values are classified as Level 2.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.    DERIVATIVE INSTRUMENTS

The following table provides the balance sheet classifications of derivatives recorded at fair value:

	June 30, 2026			December 31, 2025
	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)

Relating to investment portfolio:
Foreign exchange forward contracts	$13,984	$106	$3	$9,583	$—	$181
Relating to underwriting portfolio:
Foreign exchange forward contracts	1,272,572	8,515	1,624	1,425,737	930	8,678
Total derivatives		$8,621	$1,627		$930	$8,859

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

The following table provides a reconciliation of gross derivative assets and liabilities to the net amounts presented in the consolidated balance sheets, with the difference being attributable to the impact of master netting agreements:

	June 30, 2026			December 31, 2025
	Gross amounts	Gross amounts offset	Net amounts(1)	Gross amounts	Gross amounts offset	Net amounts(1)

Derivative assets	$12,268	$(3,647)	$8,621	$3,126	$(2,196)	$930
Derivative liabilities	$5,274	$(3,647)	$1,627	$11,055	$(2,196)	$8,859

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

The following table provides the total unrealized and realized gains (losses) recognized in net income (loss) for derivatives not designated as hedges:

	Consolidated statement of operations line item that includes gain (loss) recognized in net income (loss)	Three months ended June 30,		Six months ended June 30,
		2026	2025	2026	2025

Relating to investment portfolio:
Foreign exchange forward contracts	Net investment gains (losses)	$34	$(1,035)	$180	$(1,451)
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange (losses) gains	(3,217)	(22,015)	1,642	(13,686)
Total		$(3,183)	$(23,050)	$1,822	$(15,137)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES
Reserve Roll-Forward

The following table presents a reconciliation of the Company's beginning and ending gross reserve for losses and loss expenses and net reserve for unpaid losses and loss expenses:

	Six months ended June 30,
	2026	2025

Gross reserve for losses and loss expenses, beginning of period	$18,122,256	$17,218,929
Less reinsurance recoverable on unpaid losses and loss expenses, beginning of period	(8,951,763)	(6,840,897)
Net reserve for unpaid losses and loss expenses, beginning of period	9,170,493	10,378,032

Net incurred losses and loss expenses related to:
Current year	1,833,311	1,625,845
Prior years	(32,899)	(38,166)
	1,800,412	1,587,679

Net paid losses and loss expenses related to:
Current year	(196,928)	(166,553)
Prior years	(1,233,370)	(1,395,871)
	(1,430,298)	(1,562,424)

Foreign exchange and other	(61,837)	291,481
Ceded reserves related to retroactive transactions	185,620	(1,902,645)
	123,783	(1,611,164)

Net reserve for unpaid losses and loss expenses, end of period	9,664,390	8,792,123
Reinsurance recoverable on unpaid losses and loss expenses, end of period	8,949,022	9,086,900
Gross reserve for losses and loss expenses, end of period	$18,613,412	$17,879,023

At June 30, 2026, net reserves for losses and loss expenses included estimated amounts for numerous catastrophe events. The magnitude and complexity of losses arising from certain of these events inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at estimated net reserves for losses and loss expenses. These events include U.S. winter storms and the Middle East Conflict in 2026, and the California Wildfires in 2025. As a result, actual losses for these events may ultimately differ materially from current estimates. During the six months ended June 30, 2026, the Company recognized catastrophe and weather-related losses, net of reinsurance, of $128 million (2025: $86 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
Prior Year Reserve Development

The Company's net favorable (adverse) prior year reserve development arises from changes to estimates of losses and loss expenses related to loss events that occurred in previous calendar years. The following table presents net favorable (adverse) prior year reserve development by segment:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)

Insurance	$11,852	$15,216	$26,911	$29,194
Reinsurance	2,984	5,013	5,988	8,972
Total	$14,836	$20,229	$32,899	$38,166

The following sections provide further details on net favorable (adverse) prior year reserve development by segment and reserve class:

Insurance Segment:

Prior year reserve development by reserve class was as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)

Property	$7,902	$6,980	$17,842	$16,976
Casualty	—	—	—	—
Specialty other	3,950	8,236	9,069	12,218
Total	$11,852	$15,216	$26,911	$29,194

Reinsurance Segment:
Prior year reserve development by reserve class was as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)

Casualty	$—	$—	$—	$—
Specialty	2,984	5,013	5,988	8,847
Run-off	—	—	—	125
Total	$2,984	$5,013	$5,988	$8,972

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.    EARNINGS PER COMMON SHARE
The following table presents a comparison of earnings per common share and earnings per diluted common share:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Earnings per common share
Net income	$258,095	$223,358	$512,859	$417,427
Less: Preferred share dividends	7,563	7,563	15,125	15,125
Net income available to common shareholders	$250,532	$215,795	$497,734	$402,302
Weighted average common shares outstanding	73,549	78,378	73,821	79,757
Earnings per common share	$3.41	$2.75	$6.74	$5.04

Earnings per diluted common share
Net income available to common shareholders	$250,532	$215,795	$497,734	$402,302

Weighted average common shares outstanding	73,549	78,378	73,821	79,757
Share-based compensation plans	654	951	856	1,088
Weighted average diluted common shares outstanding	74,203	79,329	74,677	80,845
Earnings per diluted common share	$3.38	$2.72	$6.67	$4.98

Weighted average anti-dilutive shares excluded from the dilutive computation	40	7	40	3

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

Valuation assumptions

Performance Restricted Stock Units granted with a market condition

The fair value of these performance restricted stock units was measured on the grant date using a Monte Carlo simulation model.

The following table provides details of the significant inputs used in the Monte Carlo simulation model:

Six months ended June 30,	2026	2025

Expected volatility	23.92%	25.30%
Expected term (in years)	3.0	3.0
Expected dividend yield	n/a	n/a
Risk-free interest rate	3.58%	4.16%

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

Expected term: Performance for awards granted in 2026 is measured from January 1, 2026 to December 31, 2028, and performance for awards granted in 2025 is measured from January 1, 2025 to December 31, 2027.

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

The following table provides an activity summary of the Company's share-settled restricted stock units for the six months ended June 30, 2026:

	Share-Settled Performance Restricted Stock Units		Share-Settled Service Restricted Stock Units
	Number of restricted stock units	Weighted average grant date fair value	Number of restricted stock units	Weighted average grant date fair value

Non-vested restricted stock units - beginning of period	271	$75.43	1,467	$71.25
Granted	102	104.41	533	102.36
Performance adjustment (1)	84	65.28	—	—
Vested	(189)	66.05	(590)	67.20
Forfeited	(2)	78.70	(104)	75.71
Non-vested restricted stock units - end of period	266	$89.88	1,306	$85.43

(1) The performance adjustment represents the difference between the number of performance restricted stock units granted and earned, that vested following three-year performance periods that ended in 2026 and 2025. The performance restricted stock units were granted at the target level of achievement.

The following table provides additional information related to share-based compensation:

Six months ended June 30,	2026	2025

Share-based compensation expense	$31,079	$23,095
Tax benefits associated with share-based compensation expense	$9,547	$7,883
Fair value of restricted stock units vested(1)	$80,706	$72,104
Unrecognized share-based compensation expense	$98,518	$93,339
Expected weighted average period associated with the recognition of unrecognized share-based compensation expense	2.6 years	2.7 years

(1) Fair value is based on the closing price of the Company's common shares on the vest date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.    SHAREHOLDERS' EQUITY
The following table presents changes in common shares issued and outstanding:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Shares issued, balance at beginning of period	176,580	176,580	176,580	176,580
Shares issued	—	—	—	—
Total shares issued at end of period	176,580	176,580	176,580	176,580

Treasury shares, balance at beginning of period	(102,643)	(97,929)	(102,445)	(93,596)
Shares repurchased	(978)	(510)	(1,772)	(5,557)
Shares reissued	182	32	778	746
Total treasury shares at end of period	(103,439)	(98,407)	(103,439)	(98,407)

Total shares outstanding	73,141	78,173	73,141	78,173

Treasury Shares
On September 17, 2025, the Company's Board of Directors approved a new share repurchase program for up to $400 million of the Company's common shares. The new share repurchase program is open-ended, allowing the Company to repurchase its shares from time to time in the open market or privately negotiated transactions, depending on market conditions. At June 30, 2026, remaining authorization under this plan was exhausted.
On February 26, 2026, the Company's Board of Directors approved a new share repurchase program for up to $300 million of the Company's common shares. The new share repurchase program supplements the existing share repurchase program, and is open-ended, allowing the Company to repurchase its shares from time to time in the open market or privately negotiated transactions, depending on market conditions. At June 30, 2026, remaining authorization under this plan was $263 million.
The following table presents common shares repurchased from shares held in Treasury:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Publicly announced programs:(1)
Total shares	893	499	1,473	5,292
Total cost	$89,249	$49,990	$148,775	$489,982
Average price per share(2)	$99.91	$100.25	$101.01	$92.59

From employees:(3)
Total shares	85	11	299	265
Total cost	$8,225	$1,100	$30,934	$25,614
Average price per share(2)	$97.41	$101.78	$103.35	$96.79

Total shares repurchased:
Total shares	978	510	1,772	5,557
Total cost	$97,474	$51,090	$179,709	$515,596
Average price per share(2)	$99.69	$100.28	$101.40	$92.79

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

Three months ended June 30, 2026
Common shares	$0.44	$—	$0.44
Series E preferred shares	$34.38	$—	$34.38

Three months ended June 30, 2025
Common shares	$0.44	$—	$0.44
Series E preferred shares	$34.38	$—	$34.38

Six months ended June 30, 2026
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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.     FEDERAL HOME LOAN BANK ADVANCES
The Company's subsidiaries, AXIS Insurance Company and AXIS Surplus Insurance Company, are members of the Federal Home Loan Bank of Chicago ("FHLB").

At June 30, 2026, the companies had admitted assets of approximately $3.9 billion (2025: $3.6 billion) which provides borrowing capacity of up to approximately $981 million (2025: $888 million).

At June 30, 2026, the Company had borrowings under the FHLB program of $61 million (2025: $66 million) with maturities in July and August 2026.

Interest is payable at interest rates between 3.9% and 4.0% (2025: interest rates between 3.9% and 4.6%). The Company incurred interest expense of $0.1 million (2025: $1 million) for the three months ended June 30, 2026 and $1 million (2025: $2 million) for the six months ended June 30, 2026.

The borrowings under the FHLB program are secured by cash and investments with a fair value of $66 million (2025: $74 million).

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.    OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the tax effects allocated to each component of other comprehensive income (loss):

	2026			2025
	Before tax amount	Income tax (expense) benefit	Net of tax amount	Before tax amount	Income tax (expense) benefit	Net of tax amount

Three months ended June 30,
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	$(17,079)	$3,870	$(13,209)	$130,559	$(26,013)	$104,546
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	(507)	90	(417)	692	(117)	575
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	9,277	(1,742)	7,535	11,006	(1,484)	9,522
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(8,309)	2,218	(6,091)	142,257	(27,614)	114,643
Foreign currency translation adjustment	(4,584)	—	(4,584)	16,023	—	16,023
Total other comprehensive income (loss), net of tax	$(12,893)	$2,218	$(10,675)	$158,280	$(27,614)	$130,666

Six months ended June 30,
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	$(173,491)	$40,077	$(133,414)	$232,201	$(40,125)	$192,076
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	(2,121)	351	(1,770)	300	(58)	242
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	8,060	(1,465)	6,595	45,316	(7,654)	37,662
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(167,552)	38,963	(128,589)	277,817	(47,837)	229,980
Foreign currency translation adjustment	(7,645)	—	(7,645)	15,867	—	15,867
Total other comprehensive income (loss), net of tax	$(175,197)	$38,963	$(136,234)	$293,684	$(47,837)	$245,847

The following table presents details of amounts reclassified from accumulated other comprehensive income (loss) ("AOCI") to net income (loss):

		Amount reclassified from AOCI(1)
AOCI Components	Consolidated statement of operations line item that includes reclassification adjustment	Three months ended June 30,		Six months ended June 30,
		2026	2025	2026	2025

Unrealized gains (losses) on available for sale investments
	Other realized and unrealized investment gains (losses)	$(9,161)	$(10,606)	$(7,677)	$(42,990)
	Impairment losses	(116)	(400)	(383)	(2,326)
	Total before tax	(9,277)	(11,006)	(8,060)	(45,316)
	Income tax benefit	1,742	1,484	1,465	7,654
	Net of tax	$(7,535)	$(9,522)	$(6,595)	$(37,662)

(1)     Amounts in parentheses are charges to net income (loss).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.    RELATED PARTY TRANSACTIONS
Related Party Transactions with Stone Point Capital, LLC ("Stone Point")
The Company has identified Stone Point Capital, LLC as a related party. In 2023, the Company and Stone Point Credit Adviser LLC. a wholly owned subsidiary of Stone Point Capital, LLC, jointly sponsored a newly created collateralized reinsurer, Monarch Point Re. Refer to Note 3 'Investments'.

15.    REORGANIZATION EXPENSES

Reorganization expense for the three and six months ended June 30, 2026, were $6 million (2025: $nil) and $29 million (2025: $nil), respectively, primarily related to costs attributable to streamlining our operations and costs attributable to transitions in executive leadership.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2026 and 2025 and our financial condition at June 30, 2026 and December 31, 2025. This should be read in conjunction with Item 1 'Consolidated Financial Statements' of this report and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025. Unless otherwise noted, tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

SECOND QUARTER 2026 FINANCIAL HIGHLIGHTS

Second Quarter 2026 Consolidated Results of Operations

•Net income available to common shareholders of $251 million, or $3.38 per diluted common share
•Operating income(1) of $211 million, or $2.84 per diluted common share(1)
•Gross premiums written of $2.7 billion
•Net premiums written of $1.6 billion
•Net premiums earned of $1.5 billion
•Pre-tax, catastrophe and weather-related losses, net of reinsurance, of $80 million ($63 million, after-tax), (Insurance: $78 million; Reinsurance: $3 million), or 5.3 points, including natural catastrophe losses of $49 million, or 3.2 points. The remaining losses of $31 million, or 2.1 points, were attributable to the Middle East Conflict
•Net favorable prior year reserve development of $15 million (Insurance: $12 million; Reinsurance: $3 million)
•Underwriting income(2) of $143 million and combined ratio of 93.1%
•Fees related to arrangements with strategic capital partners of $22 million, including $17 million recognized as a reimbursement of general and administrative expenses
•Net investment income of $182 million
•Net investment gains of $47 million
•Reorganization expenses of $6 million primarily related to the continued implementation of initiatives undertaken to streamline our operations, initiated in the first quarter of 2026.
•Income tax expense of $61 million, resulting in an effective tax rate of 19.2%

Second Quarter 2026 Consolidated Financial Condition
•Total cash and invested assets of $17.8 billion; fixed maturities, short-term investments, and cash and cash equivalents comprise 87% of total cash and investments and have an average credit rating of AA-
•Total assets of $36.6 billion
•Reserve for losses and loss expenses of $18.6 billion and reinsurance recoverable on unpaid and paid losses and loss expenses of $9.6 billion
•Debt of $1.3 billion and debt to total capital ratio(3) of 16.8%
•Total common shares repurchased were 978,000 shares for a total of $97 million, including $89 million repurchased pursuant to our Board-authorized share repurchase programs, and $8 million from employees to facilitate the satisfaction of their personal withholding tax liabilities that arise on vesting of share-settled restricted stock units
•Common shareholders’ equity of $6.0 billion; book value per diluted common share of $80.67

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

OVERVIEW

Business Overview

AXIS Capital, through its operating subsidiaries, is a global specialty underwriter and provider of insurance and reinsurance solutions with locations in Bermuda, the United States, Europe, Singapore and Canada. Our underwriting operations are organized around our global underwriting platforms, AXIS Insurance and AXIS Re.

We provide our clients and distribution partners with a broad range of risk transfer products and services, and strong capacity, backed by excellent financial strength. We manage our portfolio holistically, aiming to construct the optimum portfolio of risks, consistent with our risk appetite and the development of our franchise. We nurture an ethical, entrepreneurial, disciplined and inclusive culture that promotes outstanding client service, intelligent risk taking, operating efficiency, sustainability and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a global specialty underwriting leader. The execution of our business strategy for the first six months of 2026 included the following:

•growing in a number of targeted specialty lines insurance and reinsurance markets including U.S. excess and surplus lines and Lloyd's specialty insurance business with a focus on short-tail lines;

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

•investing in data and technology, together with AI capabilities and tools, to enhance productivity, empower our teammates and enhance the service that we provide to our customers;

•utilizing reinsurance markets and third-party capital relationships; and

•fostering a positive workplace environment that enables us to attract, retain and develop top talent.

Outlook

AXIS is executing with clarity and conviction in our strategy to be a leading global specialty underwriter, delivering durable, profitable growth across market cycles. Our differentiated market positioning – anchored by a diversified specialty portfolio, deep underwriting expertise, a global operating platform, strong claims and risk management capabilities, and global multivariate distribution model – provides a powerful foundation for continued value creation. This is reinforced by a conservative, high‑quality investment portfolio that enhances earnings resilience and capital flexibility.

The global trade and geopolitical landscape remain fluid, introducing uncertainty across economic conditions, loss costs, and capital deployment. AXIS is built to operate effectively in dynamic risk environments. We proactively assess evolving risks and translate uncertainty into specialized insurance solutions through disciplined pricing, portfolio management, and rigorous risk selection. Our underwriting framework is designed to protect outsized downside outcomes while positioning the business to capitalize on market dislocations as they emerge.

The following are some key trends shaping our markets that underscore the strength of our approach:

•Pricing dynamics are evolving following multiple years of rate increases that exceeded loss cost trends. Market conditions are softening with variances across the various "micro markets" where AXIS competes: casualty lines continue to achieve positive rate momentum, financial lines pricing remains stable, and property markets continue to experience pressure from increased capital inflows that are fueling global market competition. We are deliberately managing capital deployment where premium adequacy remains compelling. This approach includes ensuring volatility is appropriately priced while seeking additional market dislocations and opportunities at target returns.

•Distribution dynamics remain constructive for disciplined specialty underwriters. In North America, submission growth through the wholesale channel remains steady as market conditions vary by line of business, reinforcing the importance of underwriting selectivity. In the London Market, increasingly granular "micro‑markets" by line of business and channel continue to reward technical underwriting expertise and strong broker relationships. These conditions play directly to AXIS, strengths and support sustainable, profitable growth.

•Reinsurance pricing is moderating, with outcomes varying by line of business and structure. We expect this environment to persist and continue to manage our reinsurance portfolio with a singular focus on margin, volatility management, and long‑term profitability.

Across AXIS, we are actively deploying capital in areas where pricing supports our return thresholds and scaling back where it does not. Growth is a consequence of disciplined underwriting – not an objective in isolation. With a strengthened portfolio, improved mix, and expanding presence in our chosen specialty markets, AXIS is well positioned to generate attractive, risk‑adjusted returns and drive profitable growth through 2026.

CONSOLIDATED RESULTS OF OPERATIONS

	Three months ended June 30,			Six months ended June 30,
	2026	% Change	2025	2026	% Change	2025

Underwriting revenues:
Gross premiums written	$2,667,631	6%	$2,515,971	$5,765,597	9%	$5,310,622
Net premiums written	1,605,798	(2%)	1,635,434	3,512,833	4%	3,385,473
Net premiums earned	1,518,984	9%	1,393,431	2,999,451	10%	2,734,251
Other insurance related income	5,601	(35%)	8,662	11,249	(8%)	12,240
Underwriting expenses:
Net losses and loss expenses	(933,130)	16%	(801,754)	(1,800,412)	13%	(1,587,679)
Acquisition costs	(316,268)	15%	(275,897)	(620,524)	15%	(540,477)
Underwriting-related general and administrative expenses(1)	(132,260)	(2%)	(135,241)	(259,475)	(2%)	(265,679)
Underwriting income (2)	142,927		189,201	330,289		352,656

Net investment income	181,594	(3%)	187,297	366,333	(7%)	395,009
Net investment gains	46,735	8%	43,468	19,514	45%	13,462
Corporate expenses(1)	(32,629)	26%	(25,837)	(63,571)	17%	(54,562)
Foreign exchange (losses) gains	2,344	nm	(94,885)	38,539	nm	(151,920)
Interest expense and financing costs	(16,838)	2%	(16,586)	(33,265)	—%	(33,158)
Reorganization expenses	(5,546)	nm	—	(28,715)	nm	—
Amortization of intangible assets	(2,396)	—%	(2,396)	(4,792)	(6%)	(5,125)
Income before income taxes and interest in income (loss) of equity method investments	316,191		280,262	624,332		516,362
Income tax expense	(61,404)	9%	(56,199)	(117,211)	17%	(100,521)
Interest in income (loss) of equity method investments	3,308	nm	(705)	5,738	nm	1,586
Net income	258,095		223,358	512,859		417,427
Preferred share dividends	(7,563)	—%	(7,563)	(15,125)	—%	(15,125)
Net income available to common shareholders	$250,532		$215,795	$497,734		$402,302

nm – not meaningful is defined as a variance greater than +/-100%
(1)Underwriting-related general and administrative expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most comparable GAAP financial measure, also included corporate expenses of $33 million and $26 million for the three months ended June 30, 2026 and 2025, respectively and $64 million and $55 million for the six months ended June 30, 2026 and 2025, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for further details on corporate expenses. Refer also to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures Reconciliation' for further details.
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

Underwriting Revenues

Underwriting revenues by segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2026	% Change	2025	2026	% Change	2025

Gross premiums written:
Insurance	$2,228,147	15%	$1,932,435	$4,211,888	17%	$3,588,337
Reinsurance	439,484	(25%)	583,536	1,553,709	(10%)	1,722,285
Total gross premiums written	$2,667,631	6%	$2,515,971	$5,765,597	9%	$5,310,622

Percent of gross premiums written ceded
Insurance	39%	6 pts	33%	37%	2 pts	35%
Reinsurance	47%	6 pts	41%	45%	6 pts	39%
Total percent of gross premiums written ceded	40%	5 pts	35%	39%	3 pts	36%

Net premiums written:
Insurance	$1,371,309	6%	$1,290,510	$2,664,385	14%	$2,335,090
Reinsurance	234,489	(32%)	344,924	848,448	(19%)	1,050,383
Total net premiums written	$1,605,798	(2%)	$1,635,434	$3,512,833	4%	$3,385,473

Net premiums earned:
Insurance	$1,187,160	15%	$1,032,961	$2,328,915	14%	$2,043,047
Reinsurance	331,824	(8%)	360,470	670,536	(3%)	691,204
Total net premiums earned	$1,518,984	9%	$1,393,431	$2,999,451	10%	$2,734,251

Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment' for further details on underwriting revenues.

Combined Ratio

The components of the combined ratio were as follows:

	Three months ended June 30,			Six months ended June 30,
	2026	% Point Change	2025	2026	% Point Change	2025

Current accident year loss ratio, excluding catastrophe and weather-related losses(1)	57.1%	0.7	56.4%	56.8%	0.5	56.3%
Catastrophe and weather-related losses ratio(1)	5.3%	2.7	2.6%	4.3%	1.1	3.2%
Current accident year loss ratio(1)	62.4%	3.4	59.0%	61.1%	1.6	59.5%
Prior year reserve development ratio	(1.0%)	0.5	(1.5%)	(1.1%)	0.3	(1.4%)
Net losses and loss expenses ratio	61.4%	3.9	57.5%	60.0%	1.9	58.1%
Acquisition cost ratio	20.8%	1.0	19.8%	20.7%	0.9	19.8%
General and administrative expense ratio(2)	10.9%	(0.7)	11.6%	10.8%	(0.8)	11.6%
Combined ratio	93.1%	4.2	88.9%	91.5%	2.0	89.5%

(1)    Current accident year loss ratio, catastrophe and weather-related losses ratio and current accident year loss ratio, excluding catastrophe and weather-related losses are non-GAAP financial measures as defined in Item 10(e) of SEC Regulation S-K. The reconciliations to the most comparable GAAP financial measures, net losses and loss expenses ratio are provided above and a discussion of the rationale for the presentation of these items are provided in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures Reconciliation'.
(2)    The general and administrative expense ratio includes corporate expenses not allocated to underwriting segments of 2.1% and 1.9% for the three months ended June 30, 2026 and 2025, respectively, and 2.1% and 2.0% for the six months ended June 30, 2026 and 2025, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for further details.
Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment' for further details on underwriting expenses.

RESULTS BY SEGMENT

Insurance Segment

Results for the insurance segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2026	% Change	2025	2026	% Change	2025

Revenues:
Gross premiums written	$2,228,147	15%	$1,932,435	$4,211,888	17%	$3,588,337
Net premiums written	1,371,309	6%	1,290,510	2,664,385	14%	2,335,090
Net premiums earned	1,187,160	15%	1,032,961	2,328,915	14%	2,043,047
Other insurance related income	266	nm	6	637	nm	162

Expenses:
Current accident year net losses and loss expenses	(718,734)		(576,986)	(1,374,780)		(1,153,052)
Prior year reserve development	11,852		15,216	26,911		29,194
Acquisition costs	(238,823)		(194,912)	(462,592)		(388,933)
Underwriting-related general and administrative expenses	(122,359)		(124,646)	(242,373)		(244,238)

Underwriting income	$119,362		$151,639	$276,718		$286,180

Ratios:		% Point Change			% Point Change
Current accident year loss ratio, excluding catastrophe and weather-related losses	54.0%	1.7	52.3%	53.6%	1.3	52.3%
Catastrophe and weather-related losses ratio	6.5%	2.9	3.6%	5.4%	1.3	4.1%
Current accident year loss ratio	60.5%	4.6	55.9%	59.0%	2.6	56.4%
Prior year reserve development ratio	(1.0%)	0.5	(1.5%)	(1.1%)	0.3	(1.4%)
Net losses and loss expenses ratio	59.5%	5.1	54.4%	57.9%	2.9	55.0%
Acquisition cost ratio	20.1%	1.2	18.9%	19.9%	0.9	19.0%
Underwriting-related general and administrative expense ratio	10.4%	(1.6)	12.0%	10.3%	(1.7)	12.0%
Combined ratio	90.0%	4.7	85.3%	88.1%	2.1	86.0%

nm – not meaningful

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended June 30,					Six months ended June 30,
	2026		2025		% Change	2026		2025		% Change

Property	$778,343	34%	$645,476	32%	21%	$1,391,823	32%	$1,140,894	31%	22%
Professional lines	397,536	18%	343,370	18%	16%	742,917	18%	600,529	17%	24%
Liability	394,168	18%	365,542	19%	8%	731,841	17%	669,300	19%	9%
Cyber	130,381	6%	136,562	7%	(5%)	250,380	6%	250,507	7%	—%
Marine and aviation	276,473	12%	224,393	12%	23%	571,433	14%	491,544	14%	16%
Accident and health	147,342	7%	126,985	7%	16%	318,707	8%	251,826	7%	27%
Credit and political risk	103,904	5%	90,107	5%	15%	204,787	5%	183,737	5%	11%
Total	$2,228,147	100%	$1,932,435	100%	15%	$4,211,888	100%	$3,588,337	100%	17%

Gross premiums written for the three months ended June 30, 2026 increased by $296 million, or 15%, compared to the three months ended June 30, 2025, attributable to all lines of business with the exception of cyber lines. Our AXIS Capacity Solutions ("ACS") capability contributed approximately $165 million to the increase in gross premiums written in three months ended June 30, 2026, compared to the three months ended June 30, 2025.

The increases in property and professional lines were primarily attributable to new business.

The increase in professional lines was also driven by the timing of renewals of transactional liability business and higher renewals of design professional liability business.

The increase in marine and aviation lines was also due to a higher level of premiums related to marine war business.

Gross premiums written for the six months ended June 30, 2026 increased by $624 million, or 17%, compared to the six months ended June 30, 2025, attributable to all lines of business with the exception of cyber lines. In addition, our ACS capability contributed approximately $338 million to the increase in gross premiums written in six months ended June 30, 2026, compared to the six months ended June 30, 2025, including $61 million attributable to a discrete Funds at Lloyds ("FAL") transaction. The FAL transaction was written on a proportional basis therefore, annual estimated premium income was recognized at inception of the contract.

The increases in property, professional lines, accident and health, and liability lines were primarily attributable to new business.

The increase in professional lines was also driven by higher renewals of design professional liability business, together with the timing of renewals of transactional liability business.

The increase in marine and aviation lines was due to a higher level of premiums related to marine war business, premium adjustments related to marine specie business and higher renewals in offshore renewable energy and ocean marine business.

The increase in accident and health lines was also attributable to increased rate associated with renewed pet insurance business.

Ceded Premiums Written

Ceded premiums written for the three months ended June 30, 2026 was $857 million, or 39%, of gross premiums written, compared to $642 million, or 33%, of gross premiums written for the three months ended June 30, 2025. The increase in ceded premiums written as a percentage of gross premiums written was 5% primarily due to an increased cession rate in property lines.

Ceded premiums written for the six months ended June 30, 2026 was $1,548 million, or 37%, of gross premiums written, compared to $1,253 million, or 35%, of gross premiums written for the six months ended June 30, 2025. The increase in ceded premiums written as a percentage of gross premiums written was 2% primarily due to an increased cession rate in property lines, partially offset by decreased cession rates in liability, and accident and health lines.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended June 30,					Six months ended June 30,
	2026		2025		% Change	2026		2025		% Change

Property	$348,320	29%	$332,581	32%	5%	$706,098	30%	$650,915	32%	8%
Professional lines	259,927	22%	211,837	21%	23%	510,811	22%	414,479	20%	23%
Liability	162,634	14%	128,055	12%	27%	315,738	14%	246,207	12%	28%
Cyber	70,056	6%	79,165	8%	(12%)	140,747	6%	158,372	8%	(11%)
Marine and aviation	194,331	16%	154,643	15%	26%	351,241	15%	309,589	15%	13%
Accident and health	100,927	9%	80,360	8%	26%	194,983	8%	169,503	8%	15%
Credit and political risk	50,965	4%	46,320	4%	10%	109,297	5%	93,982	5%	16%
Total	$1,187,160	100%	$1,032,961	100%	15%	$2,328,915	100%	$2,043,047	100%	14%

Net premiums earned for the three months ended June 30, 2026 increased by $154 million, or 15% ($147 million, or 14%, on a constant currency basis(1)), compared to the three months ended June 30, 2025, primarily driven by increases in professional lines, marine and aviation, and liability lines.

The increases in professional lines and marine and aviation lines were due to increases in gross premiums earned. The increase in liability lines was due to an increase in gross premiums earned, together with a decrease in ceded premiums earned attributable to the restructuring of an existing quota share treaty that increased our retention on this line of business.

Net premiums earned for the six months ended June 30, 2026 increased by $286 million, or 14%, compared to the six months ended June 30, 2025, primarily driven by increases in professional lines, liability, property, and marine and aviation lines.

The increases in professional lines and marine and aviation lines were due to increases in gross premiums earned. The increase in liability lines was due to an increase in gross premiums earned, together with a decrease in ceded premiums earned attributable to the restructuring of an existing quota share treaty that increased our retention on this line of business.

The increase in property lines was due to an increase in gross premiums earned, partially offset by an increase in ceded premiums earned attributable to new quota share treaties and the restructuring of an existing quota share treaty that decreased our retentions on this line of business.

(1) Amounts presented on a constant currency basis are non-GAAP financial measures as defined in Item 10 (e) of SEC Regulation S-K. The constant currency basis is calculated by applying the average foreign exchange rate from the current year to the prior year balance. The reconciliations to the most comparable GAAP financial measures are provided in 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment' and a discussion of the rationale for the presentation of these items is provided in 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures Reconciliation'. Variances that are unchanged on a constant currency basis are omitted from the narrative.

Loss Ratio

The components of the loss ratio were as follows:

	Three months ended June 30,			Six months ended June 30,
	2026	% Point Change	2025	2026	% Point Change	2025

Current accident year loss ratio	60.5%	4.6	55.9%	59.0%	2.6	56.4%
Prior year reserve development ratio	(1.0%)	0.5	(1.5%)	(1.1%)	0.3	(1.4%)
Loss ratio	59.5%	5.1	54.4%	57.9%	2.9	55.0%

Current Accident Year Loss Ratio

The current accident year loss ratio increased to 60.5% for the three months ended June 30, 2026, from 55.9% for the three months ended June 30, 2025.

The increase in the current accident year loss ratio was impacted by a higher level of catastrophe and weather-related losses. During the three months ended June 30, 2026, catastrophe and weather-related losses, net of reinsurance, were $78 million, or 6.5 points, including natural catastrophe losses of $49 million, or 4.1 points. The remaining losses of $29 million, or 2.4 points, were attributable to the Middle East conflict. Comparatively, during the three months ended June 30, 2025, catastrophe and weather-related losses, net of reinsurance, were $36 million, or 3.6 points, primarily attributable to weather-related events.

Adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio increased to 54.0% for the three months ended June 30, 2026, from 52.3% for the three months ended June 30, 2025, principally due an acceleration in property market softening and the recognition of increasingly competitive conditions in casualty lines.

The current accident year loss ratio increased to 59.0% for the six months ended June 30, 2026, from 56.4% for the six months ended June 30, 2025.

The increase in the current accident year loss ratio was impacted by a higher level of catastrophe and weather-related losses. During the six months ended June 30, 2026, catastrophe and weather-related losses, net of reinsurance, were $125 million, or 5.4 points, including natural catastrophe losses of $81 million, or 3.6 points, primarily attributable to U.S. winter storms and other weather-related events. The remaining losses of $44 million, or 1.8 points, were attributable to the Middle East conflict. Comparatively, during the six months ended June 30, 2025, catastrophe and weather-related losses, net of reinsurance, were $84 million, or 4.1 points, including $31 million, or 1.5 points attributable to California Wildfires. The remaining losses were primarily attributable to other weather-related events.

Adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio increased to 53.6% for the six months ended June 30, 2026, from 52.3% for the six months ended June 30, 2025, principally due to an acceleration in property market softening and the recognition of increasingly competitive conditions in casualty lines.

Prior Year Reserve Development

Refer to Item 1, Note 6 to the Consolidated Financial Statements 'Reserve for losses and loss expenses' for details on prior year reserve development by segment and reserve class.

Acquisition Cost Ratio

The acquisition cost ratio increased to 20.1% and 19.9% for the three and six months ended June 30, 2026, from 18.9% and 19.0% for the three and six months ended June 30, 2025, primarily related to an increase in gross variable acquisition costs in property lines. In addition, gross acquisition costs increased due to changes in business mix attributable to increases in pet insurance business written in accident and health lines, and program business written in property and professional lines, which are associated with relatively higher gross acquisition cost ratios. The acquisition cost ratio for the three months ended June 30, 2026 benefited from increases in ceding commission in accident and health, and cyber lines.

Underwriting-Related General and Administrative Expense Ratio

The underwriting-related general and administrative expense ratio decreased to 10.4% for the three months ended June 30, 2026, from 12.0% for the three months ended June 30, 2025, mainly driven by an increase in net premiums earned and fees related to opportunities associated with our ACS initiatives.

The underwriting-related general and administrative expense ratio decreased to 10.3% for the six months ended June 30, 2026, from 12.0% for the six months ended June 30, 2025, mainly driven by an increase in net premiums earned.

Reinsurance Segment

Results from the reinsurance segment were as follows:

	Three months ended June 30,			Six months ended June 30,
	2026	% Change	2025	2026	% Change	2025

Revenues:
Gross premiums written	$439,484	(25%)	$583,536	$1,553,709	(10%)	$1,722,285
Net premiums written	234,489	(32%)	344,924	848,448	(19%)	1,050,383
Net premiums earned	331,824	(8%)	360,470	670,536	(3%)	691,204
Other insurance related income	5,334	(38%)	8,656	10,612	(12%)	12,078

Expenses:
Current accident year net losses and loss expenses	(229,232)		(244,997)	(458,531)		(472,793)
Prior year reserve development	2,984		5,013	5,988		8,972
Acquisition costs	(77,445)		(80,985)	(157,932)		(151,544)
Underwriting-related general and administrative expenses	(9,901)		(10,595)	(17,102)		(21,441)

Underwriting income	$23,564		$37,562	$53,571		$66,476
Ratios:		% Point Change			% Point Change
Current accident year loss ratio, excluding catastrophe and weather-related losses	68.3%	0.4	67.9%	68.0%	(0.2)	68.2%
Catastrophe and weather-related losses ratio	0.8%	0.7	0.1%	0.4%	0.2	0.2%
Current accident year loss ratio	69.1%	1.1	68.0%	68.4%	—	68.4%
Prior year reserve development ratio	(0.9%)	0.5	(1.4%)	(0.9%)	0.4	(1.3%)
Net losses and loss expenses ratio	68.2%	1.6	66.6%	67.5%	0.4	67.1%
Acquisition cost ratio	23.3%	0.8	22.5%	23.6%	1.7	21.9%
Underwriting-related general and administrative expense ratio	3.0%	0.1	2.9%	2.5%	(0.6)	3.1%
Combined ratio	94.5%	2.5	92.0%	93.6%	1.5	92.1%

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended June 30,					Six months ended June 30,
	2026		2025		% Change	2026		2025		% Change

Liability	$108,262	25%	$168,566	29%	(36%)	$271,368	17%	$421,637	24%	(36%)
Professional lines	87,417	20%	171,851	29%	(49%)	265,370	17%	360,296	21%	(26%)
Motor	19,453	4%	26,066	4%	(25%)	106,765	7%	150,445	9%	(29%)
Accident and health	25,609	6%	22,337	4%	15%	321,900	21%	303,692	18%	6%
Credit and surety	119,947	27%	116,290	20%	3%	428,921	28%	320,956	19%	34%
Agriculture	56,396	12%	55,256	9%	2%	109,111	7%	104,157	6%	5%
Marine and aviation	20,687	5%	18,871	3%	10%	46,663	3%	52,365	3%	(11%)
Run-off lines(1)	1,713	1%	4,299	2%	(60%)	3,611	—%	8,737	—%	(59%)
Total	$439,484	100%	$583,536	100%	(25%)	$1,553,709	100%	$1,722,285	100%	(10%)

(1)    Run-off lines include the catastrophe, property, and engineering lines of business.

Gross premiums written for the three months ended June 30, 2026, decreased by $144 million, or 25%, compared to the three months ended June 30, 2025 primarily attributable to non-renewals and decreased line sizes in professional lines and liability lines.

The decrease in professional lines was driven by to non-renewals of cyber business attributable to client retentions, together with decreased line sizes on several under-performing cyber contracts.

The decrease in liability lines was due to decreased line sizes and non-renewals primarily related to general liability business and the timing of renewals.

Gross premiums written for the six months ended June 30, 2026, decreased by $169 million, or 10% ($210 million, or 12%, on a constant currency basis), compared to the six months ended June 30, 2025 primarily attributable to non-renewals and decreased line sizes in liability, professional lines and motor lines, partially offset by increased line sizes and new business in credit and surety lines.

The decrease in liability lines was due to decreased line sizes and non-renewals primarily related to general liability business.

The decrease in professional lines was driven by non-renewals of cyber business attributable to client retentions and unfavorable market conditions, together with decreased line sizes on several under-performing cyber contracts.

The decrease in motor lines was due to decreased line sizes and non-renewals of non-proportional U.K. business associated with increased competition and unfavorable market conditions, partially offset by new non-U.K. proportional and non-proportional business.

The increase in credit and surety lines was driven by increased line sizes and new credit, surety and credit and political risk business.

Ceded Premiums Written

Ceded premiums written for the three months ended June 30, 2026, was $205 million, or 47%, of gross premiums written, compared to $239 million, or 41%, of gross premiums written for the three months ended June 30, 2025. The increase in ceded premiums written as a percentage of gross premiums written was 6% primarily due to increased cession rates in professional lines and liability lines.

Ceded premiums written for the six months ended June 30, 2026, was $705 million, or 45%, of gross premiums written, compared to $672 million, or 39%, of gross premiums written for the six months ended June 30, 2025. The increase in ceded premiums written as a percentage of gross premiums written was 6% primarily due to increased cession rates in professional lines, liability and motor lines.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended June 30,					Six months ended June 30,
	2026		2025		% Change	2026		2025		% Change

Liability	$65,514	20%	$80,684	22%	(19%)	$136,241	20%	$154,824	22%	(12%)
Professional lines	42,929	12%	51,829	14%	(17%)	92,204	14%	95,005	14%	(3%)
Motor	24,145	7%	32,255	9%	(25%)	45,385	7%	61,532	9%	(26%)
Accident and health	74,209	22%	81,110	23%	(9%)	150,798	22%	150,097	22%	—%
Credit and surety	73,180	22%	75,983	21%	(4%)	148,117	22%	139,021	20%	7%
Agriculture	39,004	12%	21,862	6%	78%	71,492	11%	53,946	8%	33%
Marine and aviation	11,048	3%	12,567	3%	(12%)	23,185	3%	28,267	4%	(18%)
Run-off lines	1,795	2%	4,180	2%	(57%)	3,114	1%	8,512	1%	(63%)
Total	$331,824	100%	$360,470	100%	(8%)	$670,536	100%	$691,204	100%	(3%)

Net premiums earned for the three months ended June 30, 2026, decreased by $29 million, or 8% ($37 million, or 10%, on a constant currency basis), compared to the three months ended June 30, 2025 primarily driven by decreases in liability, professional lines, and motor lines, partially offset by an increase in agriculture lines.

The decreases in liability and professional lines were due to decreases in gross premiums earned. The decrease in motor lines was due to an increase in ceded premiums earned attributable to the restructuring of existing quota share treaties with strategic capital partners that decreased our retentions of these lines of business. The increase in agriculture lines was attributable to an increase in gross premiums earned.

Net premiums earned for the six months ended June 30, 2026, decreased by $21 million, or 3% ($36 million, or 5%, on a constant currency basis), compared to the six months ended June 30, 2025 primarily driven by decreases in liability and motor lines, partially offset by an increase in agriculture lines.

The decrease in liability lines was due to a decrease in gross premiums earned. The decrease in motor lines was due to a decrease in gross premiums earned and an increase in ceded premiums earned attributable to the restructuring of existing quota share treaties with strategic capital partners that decreased our retentions of these lines of business. The increase in agriculture lines was attributable to an increase in gross premiums earned.

Loss Ratio

The components of the loss ratio were as follows:

	Three months ended June 30,			Six months ended June 30,
	2026	% Point Change	2025	2026	% Point Change	2025

Current accident year loss ratio	69.1%	1.1	68.0%	68.4%	—	68.4%
Prior year reserve development ratio	(0.9%)	0.5	(1.4%)	(0.9%)	0.4	(1.3%)
Loss ratio	68.2%	1.6	66.6%	67.5%	0.4	67.1%

Current Accident Year Loss Ratio

The current accident year loss ratio increased to 69.1% for the three months ended June 30, 2026, from 68.0% for the three months ended June 30, 2025. The increase in the current accident year loss ratio was impacted by a higher level of catastrophe and weather-related losses.

During the three months ended June 30, 2026, catastrophe and weather-related losses, net of reinsurance, were $3 million, or 0.8 points, attributable to the Middle East conflict. Comparatively, during the three months ended June 30, 2025, catastrophe and weather-related losses, were $0.2 million, or 0.1 point.

Adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio increased to 68.3% for the three months ended June 30, 2026, from 67.9% for the three months ended June 30, 2025, principally due to elevated loss experience associated with employer stop loss business in accident and health lines.

The current accident year loss ratio was 68.4% for the six months ended June 30, 2026 and June 30, 2025.

During the six months ended June 30, 2026, catastrophe and weather-related losses, net of reinsurance, were $3 million, or 0.4 points, attributable to the Middle East conflict. Comparatively, during the six months ended June 30, 2025, catastrophe and weather-related losses, were $2 million, or 0.2 points, attributable to California Wildfires.

Adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio of 68.0% for the six months ended June 30, 2026, was comparable to 68.2% for the six months ended June 30, 2025.

Prior Year Reserve Development

Refer to Item 1, Note 6 to the Consolidated Financial Statements 'Reserve for losses and loss expenses' for details on prior year reserve development by segment and reserve class.

Acquisition Cost Ratio

The acquisition cost ratio increased to 23.3% for the three months ended June 30, 2026, from 22.5% for the three months ended June 30, 2025, primarily related to changes in business mix due to an increase in credit and surety lines business written in the recent periods, which is associated with a relatively higher acquisition cost ratio.

The acquisition cost ratio increased to 23.6% for the six months ended June 30, 2026, from 21.9% for the six months ended June 30, 2025, primarily related to changes in business mix due to an increase in credit and surety lines business written in the recent periods, which is associated with a relatively higher acquisition cost ratio.

Underwriting-Related General and Administrative Expense Ratio

The underwriting-related general and administrative expense ratio decreased to 2.5% for the six months ended June 30, 2026, from 3.1% for the six months ended June 30, 2025, mainly driven by an increase in fees related to arrangements with strategic capital partners.

NET INVESTMENT INCOME AND NET INVESTMENT GAINS (LOSSES)

Net Investment Income

Net investment income from our cash and investment portfolio by major asset class was as follows:

	Three months ended June 30,			Six months ended June 30,
	2026	% Change	2025	2026	% Change	2025

Fixed maturities	$163,304	9%	$149,861	$320,000	8%	$296,572
Other investments	6,226	(66%)	18,479	23,931	(41%)	40,889
Equity securities	4,631	47%	3,155	8,782	38%	6,363
Mortgage loans	4,154	(30%)	5,956	8,319	(35%)	12,824
Cash and cash equivalents	10,655	(36%)	16,649	19,573	(61%)	50,028
Short-term investments	71	(87%)	541	203	(92%)	2,527
Gross investment income	189,041	(3%)	194,641	380,808	(7%)	409,203
Investment expense	(7,447)	1%	(7,344)	(14,475)	2%	(14,194)
Net investment income	$181,594	(3%)	$187,297	$366,333	(7%)	$395,009

Pre-tax yield:(1)
Fixed maturities	4.7%		4.8%	4.7%		4.7%

(1) Pre-tax yield is calculated by dividing annualized net investment income by the average month-end amortized cost balances.

Fixed Maturities

Net investment income for the three and six months ended June 30, 2026 increased by $13 million, or 9%, and $23 million, or 8%, compared to the same periods in 2025, respectively, due to the increase in average fixed maturity assets and an increase in yields.

Other Investments

Net investment income from other investments was as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Multi-strategy, direct lending, private equity and real estate funds	$4,078	$12,431	$20,223	$27,601
Other privately held investments	2,148	6,048	3,708	12,704
CLO-Equities	—	—	—	584
Total net investment income from other investments	$6,226	$18,479	$23,931	$40,889

Pre-tax return on other investments(1)	0.6%	2.0%	2.3%	4.4%

(1)Pre-tax return on other investments is calculated by dividing total net investment income from other investments by the average month-end fair value balances held for the periods indicated.

Net investment income for the three months ended June 30, 2026 decreased by $12 million, or 66%, compared to the same period in 2025, attributable to lower returns from direct lending and real estate funds.

Net investment income for the six months ended June 30, 2026 decreased by $17 million, or 41%, compared to the same period in 2025, attributable to lower returns from other privately held investments and real estate funds.

Mortgage Loans

Net investment income for the three and six months ended June 30, 2026 decreased by $2 million, or 30%, and $5 million, or 35%, compared to the same periods in 2025, respectively, related to loan repayments during the periods.

Cash and cash equivalents

Net investment income for the three and six months ended June 30, 2026 decreased by $6 million, or 36%, and $30 million, or 61%, compared to the same periods in 2025, respectively, due to lower average cash balances following premiums paid for the loss portfolio transfer reinsurance agreement transaction with Enstar that was completed in April 2025.

Net Investment Gains (Losses)

Net investment gains (losses) were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

On sale of investments:
Fixed maturities, short-term investments, and cash and cash equivalents	$(10,117)	$(8,279)	$(3,179)	$(37,880)
Equity securities	(22)	1,313	11,438	28,510
Mortgage loans	(1,605)	—	(6,200)	—
	(11,744)	(6,966)	2,059	(9,370)
(Increase) decrease in allowance for expected credit losses, fixed maturities, available for sale	1,220	(859)	(62)	(1,104)
(Increase) decrease in allowance for expected credit losses, mortgage loans	1,351	(1,473)	1,784	(3,958)
Impairment losses (1)	(116)	(400)	(383)	(2,326)
Change in fair value of investment derivatives	34	(1,035)	180	(1,451)
Net unrealized gains (losses) on equity securities	55,990	54,201	15,936	31,671
Net investment gains (losses)	$46,735	$43,468	$19,514	$13,462

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

Net investment gains for the three months ended June 30, 2026 were $47 million, compared to net investment gains of $43 million in the same period of 2025. Net investment gains reported in the three months ended June 30, 2026, mainly reflected net unrealized gains on equities, partially offset by net realized losses on the sale of U.S. government and corporate debt securities. Net investment gains reported for the three months ended June 30, 2025, mainly reflected net unrealized gains on equity securities, partially offset by net realized losses on the sale of corporate debt and Agency RMBS.

Net investment gains for the six months ended June 30, 2026 were $20 million, compared to net investment gains of $13 million in the same period of 2025. Net investment gains reported in the six months ended June 30, 2026, mainly reflected net unrealized gains on equities and net realized gains on the sale of equity securities, partially offset by net realized losses on the sale of corporate debt securities and mortgage loans. Net investment gains for the six months ended June 30, 2025, mainly reflected net unrealized gains on equity securities and net realized gains on the sale of equity securities, partially offset by net realized losses on the sale of corporate debt, Agency RMBS and U.S. government securities.

Total Return

Total return on cash and investments was as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Net investment income	$181,594	$187,297	$366,333	$395,009
Net investment gains (losses)	46,735	43,468	19,514	13,462
Change in net unrealized gains (losses) on fixed maturities (1)	(8,309)	142,257	(167,552)	277,817
Interest in income of equity method investments	3,308	(705)	5,738	1,586
Total	$223,328	$372,317	$224,033	$687,874

Average cash and investments(2)	$17,541,960	$16,520,011	$17,462,178	$17,191,155

Pre-tax, total return on average cash and investments:
Including investment related foreign exchange movements	1.3%	2.3%	1.3%	4.0%
Excluding investment related foreign exchange movements(3)	1.3%	1.7%	1.4%	3.2%

(1)Change in net unrealized gains (losses) on fixed maturities is calculated by taking net unrealized gains (losses) at period end less net unrealized gains (losses) at the prior period end.
(2)The average cash and investments balance is the average of the monthly fair value balances.
(3)Pre-tax, total return on average cash and investments excluding foreign exchange movements is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to pre-tax, total return on average cash and investments, the most comparable GAAP financial measure, included foreign exchange (losses) gains of $(3) million and $97 million for the three months ended June 30, 2026 and 2025, respectively, and foreign exchange (losses) gains of $(26) million and $144 million for the six months ended June 30, 2026 and 2025, respectively.

OTHER EXPENSES (REVENUES), NET

The following table provides a summary of other expenses (revenues), net:

	Three months ended June 30,			Six months ended June 30,
	2026	% Change	2025	2026	% Change	2025

Corporate expenses	$32,629	26%	$25,837	$63,571	17%	$54,562
Foreign exchange losses (gains)	(2,344)	nm	94,885	(38,539)	nm	151,920
Interest expense and financing costs	16,838	2%	16,586	33,265	—%	33,158
Income tax expense	61,404	9%	56,199	117,211	17%	100,521
Total	$108,527		$193,507	$175,508		$340,161

nm – not meaningful

Corporate Expenses

Corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses for the three months ended June 30, 2026 and 2025, were 2.1% and 1.9%, respectively. As a percentage of net premiums earned, corporate expenses for the six months ended June 30, 2026 and 2025, were 2.1% and 2.0%, respectively.

Foreign Exchange Losses (Gains)

Foreign exchange gains for the three months ended June 30, 2026 of $2 million reflected the impact of the strengthening of the U.S. dollar against euro and Canadian dollar, partially offset by the weakening of the U.S. dollar against pound sterling. Foreign exchange gains for the six months ended June 30, 2026 of $39 million reflected the impact of the strengthening of the U.S. dollar against euro and Canadian dollar.

Foreign exchange losses for the three and six months ended June 30, 2025 of $95 million and $152 million, respectively, reflected the impact of the weakening of the U.S. dollar against euro, pound sterling and Canadian dollar.

Interest Expense and Financing Costs

Interest expense and financing costs are related to interest due on senior unsecured notes, junior subordinated notes and the Federal Home Loan advances ("FHLB advances") received in 2026 and 2025.

Income Tax Expense

Income tax expense primarily results from income in our global operations. Our effective tax rate which is calculated as income tax expense divided by income before tax including interest in income (loss) of equity method investments was 19.2% and 18.6%, for the three and six months ended June 30, 2026 and 20.1% and 19.4% for the three and six months ended June 30, 2025, respectively. This effective rate can vary between periods depending on the distribution of net income (loss) among tax jurisdictions, as well as other factors.

The income tax expense for the three months ended June 30, 2026 of $61 million was principally due to pre-tax income in our U.S., U.K. and European operations. The income tax expense for the six months ended June 30, 2026 of $117 million was principally due to pre-tax income in our U.S., U.K., European and Bermuda operations. The income tax expense of $56 million and $101 million for the three and six months ended June 30, 2025 was principally due to pre-tax income in our Bermuda, U.K., U.S., and European operations.

FINANCIAL MEASURES

We believe the following financial indicators are important in evaluating performance and measuring the overall growth in value generated for common shareholders:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Annualized return on average common equity(1)	17.0%	15.7%	16.9%	14.4%
Annualized operating return on average common equity(2)	14.3%	19.0%	15.9%	18.7%
Book value per diluted common share(3)	$80.67	$70.34	$80.67	$70.34
Cash dividends declared per common share	$0.44	$0.44	$0.88	$0.88
Increase in book value per diluted common share adjusted for dividends	$2.92	$4.30	$4.35	$5.95

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
(3)Book value per diluted common share represents total common shareholders' equity divided by the number of diluted common share outstanding, determined using the treasury stock method.

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

The increase in ROACE for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, was primarily driven by net income available to common shareholders, partially offset by an increase in average common shareholders' equity.

The decrease in operating ROACE for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, was primarily driven by a decrease in operating income and an increase in average common shareholders' equity.

Book Value per Diluted Common Share

We consider book value per diluted common share to be an appropriate measure of returns to common shareholders, as we believe growth in book value on a diluted basis will ultimately translate into appreciation of our stock price.

During the three and six months ended June 30, 2026, book value per diluted common share increased by 3.2% and 4.5%, respectively due to net income for the period, partially offset by common share repurchases, common share dividends declared and net unrealized investment losses recognized in accumulated other comprehensive income (loss).

During the three and six months ended June 30, 2025, book value per diluted common share increased by 5.8% and 7.8%, respectively due to net income for the period, and net unrealized investment gains recognized in accumulated other comprehensive income (loss), partially offset by common share repurchases and common share dividends declared.

Cash Dividends Declared per Common Share and Common Share Repurchases

We believe in returning excess capital to shareholders by way of dividends. Accordingly, dividend policy is an integral part of the value we create for shareholders. Our Board of Directors has approved quarterly common share dividends for twenty-three consecutive years.

NON-GAAP FINANCIAL MEASURES RECONCILIATION

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Net income available to common shareholders	$250,532	$215,795	$497,734	$402,302
Net investment gains	(46,735)	(43,468)	(19,514)	(13,462)
Foreign exchange losses (gains)	(2,344)	94,885	(38,539)	151,920
Reorganization expenses	5,546	—	28,715	—
Interest in income (loss) of equity method investments	(3,308)	705	(5,738)	(1,586)
Bermuda net deferred tax asset	—	3,384	—	3,384
Income tax expense (benefit)(1)	6,958	(9,997)	4,878	(19,440)
Operating income	$210,649	$261,304	$467,536	$523,118

Earnings per diluted common share	$3.38	$2.72	$6.67	$4.98
Net investment gains	(0.63)	(0.55)	(0.26)	(0.17)
Foreign exchange losses (gains)	(0.03)	1.20	(0.52)	1.88
Reorganization expenses	0.07	—	0.38	—
Interest in income (loss) of equity method investments	(0.04)	0.01	(0.08)	(0.02)
Bermuda net deferred tax asset	—	0.04	—	0.04
Income tax expense (benefit)	0.09	(0.13)	0.07	(0.24)
Operating income per diluted common share	$2.84	$3.29	$6.26	$6.47

Weighted average diluted common shares outstanding(2)	74,203	79,329	74,677	80,845

Average common shareholders' equity	$5,891,923	$5,488,599	$5,879,823	$5,581,889

Annualized return on average common equity	17.0%	15.7%	16.9%	14.4%

Annualized operating return on average common equity	14.3%	19.0%	15.9%	18.7%

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

Underwriting-Related General and Administrative Expenses
Underwriting-related general and administrative expenses include those general and administrative expenses that are incremental and/or directly attributable to our underwriting operations. While this measure is presented in Item 8, Note 2 to the Consolidated Financial Statements 'Segment Information', it is considered a non-GAAP financial measure when presented elsewhere on a consolidated basis.

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

Consolidated Underwriting Income (Loss)
Consolidated underwriting income (loss) is a pre-tax measure of underwriting profitability that takes into account net premiums earned and other insurance related income (loss) as revenues and net losses and loss expenses, acquisition costs and underwriting-related general and administrative expenses as expenses. While this measure is presented in Item 8, Note 2 to the Consolidated Financial Statements 'Segment Information', it is considered a non-GAAP financial measure when presented elsewhere on a consolidated basis.

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

Reorganization expenses in 2026 primarily related to costs attributable to streamlining our operations and costs attributable to transitions in executive leadership. Reorganization expenses are primarily driven by business decisions, the nature and timing of which are not related to the underwriting process. Therefore, these expenses are excluded from consolidated underwriting income (loss).

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

Reorganization expenses in 2026 primarily related to costs attributable to streamlining our operations and costs attributable to transitions in executive leadership. Reorganization expenses are primarily driven by business decisions, the nature and timing of which are not related to the underwriting process. Therefore, these expenses are excluded from operating income (loss).

Interest in income (loss) of equity method investments is primarily driven by business decisions, the nature and timing of which are not related to the underwriting process. Therefore, this income (loss) is excluded from operating income (loss).

Bermuda deferred tax expense in 2025 is due to the amortization of the Bermuda net deferred tax asset related to Bermuda corporate income tax that is effective for fiscal years beginning on or after January 1, 2025. Bermuda deferred tax expense is not related to the underwriting process. Therefore, this expense is excluded from operating income (loss).

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

CASH AND INVESTMENTS

Details of cash and investments are as follows:

	June 30, 2026	December 31, 2025
	Fair Value	Fair Value

Fixed maturities, available for sale	$13,828,314	$13,018,027
Fixed maturities, held to maturity(1)	402,105	395,942
Equity securities	748,532	707,569
Mortgage loans	335,537	356,840
Other investments	1,062,933	1,027,798
Equity method investments	203,661	227,181
Short-term investments	2,828	20,298
Total investments	$16,583,910	$15,753,655

Cash and cash equivalents(2)	$1,223,058	$1,321,185

(1)Presented at net carrying value of $407 million (2025: $397 million) in the consolidated balance sheets.
(2)Includes restricted cash and cash equivalents of $443 million and $501 million at June 30, 2026 and at December 31, 2025, respectively.

Overview

The fair value of total investments increased by $830 million in the six months ended June 30, 2026, driven by the reinvestment of interest income and cashflows from operations.

An analysis of our investment portfolio for significant asset classes is detailed below:

Fixed Maturities

Details of our fixed maturities portfolio are as follows:

	June 30, 2026		December 31, 2025
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$2,387,374	17%	$2,417,901	18%
Non-U.S. government	823,910	6%	810,544	6%
Corporate debt	5,742,492	40%	5,365,509	41%
Agency RMBS	2,422,949	17%	2,035,352	15%
CMBS	788,348	6%	801,511	6%
Non-agency RMBS	208,039	1%	190,124	1%
ABS	1,811,771	13%	1,740,933	13%
Municipals(1)	45,536	—%	52,095	—%
Total	$14,230,419	100%	$13,413,969	100%

Credit ratings:
U.S. government and agency	$2,387,374	17%	$2,417,901	18%
AAA(2)	2,615,261	18%	2,577,512	19%
AA	3,551,582	24%	3,182,165	24%
A	2,497,166	18%	2,331,459	17%
BBB	1,648,809	12%	1,339,101	10%
Below BBB(3)	1,530,227	11%	1,565,831	12%
Total	$14,230,419	100%	$13,413,969	100%

(1)Includes bonds issued by states, municipalities, and political subdivisions.
(2)Includes U.S. government-sponsored agencies, residential mortgage-backed securities ("RMBS") and commercial mortgage-backed securities ("CMBS").
(3)Non-investment grade and non-rated securities.

At June 30, 2026, fixed maturities had a weighted average credit rating of A+ (2025: A+), a book yield of 4.8% (2025: 4.6%), and an average duration of 3.4 years (2025: 3.1 years).

At June 30, 2026, fixed maturities together with short-term investments, cash and cash equivalents (i.e. total investments of $15.5 billion) had a weighted average credit rating of AA- (2025: AA-) and an average duration of 3.2 years (2025: 2.8 years).

At June 30, 2026, net unrealized losses on fixed maturities, available for sale were $88 million, compared to net unrealized gains of $80 million at December 31, 2025, a decrease of $168 million due to the decline in market values.

Equity Securities

At June 30, 2026, net unrealized gains on equity securities were $142 million, compared to $126 million at December 31, 2025, an increase of $16 million driven by the increase in market values, partially offset by net realized gains associated with sales in the period.

Mortgage Loans

At June 30, 2026, investment in commercial mortgage loans was $336 million, compared to $357 million at December 31, 2025, a decrease of $21 million mainly driven by repayments of loans. The commercial mortgage loans are collateralized by a variety of commercial properties and diversified geographically throughout the U.S. and by property type to reduce the risk of concentration. At June 30, 2026, the allowance for expected credit losses of $28 million, was primarily related to commercial properties exposed to the office sector.

Other Investments

Details of our other investments portfolio are as follows:

	June 30, 2026		December 31, 2025
	Fair Value	% of Total	Fair Value	% of Total

Multi-strategy funds	$6,963	1%	$11,577	1%
Direct lending funds	194,209	18%	186,747	18%
Private equity funds	400,067	38%	364,376	36%
Real estate funds	278,438	26%	291,491	28%
Total multi-strategy, direct lending, private equity and real estate funds	879,677	83%	854,191	83%

Other privately held investments	183,256	17%	173,607	17%
Total other investments	$1,062,933	100%	$1,027,798	100%

Refer to Note 3 to the Consolidated Financial Statements 'Investments' for details on all other asset classes.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the 'Liquidity and Capital Resources' section included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025 for a general discussion of liquidity and capital resources.

The following table summarizes consolidated capital:

	June 30, 2026	December 31, 2025

Debt	$1,317,502	$1,316,710

Preferred shares	550,000	550,000
Common equity	5,953,210	5,806,435
Shareholders’ equity	6,503,210	6,356,435
Total capital	$7,820,712	$7,673,145

Ratio of debt to total capital	16.8%	17.2%

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

Federal Home Loan Bank Advances

The Company's subsidiaries, AXIS Insurance Company and AXIS Surplus Insurance Company, are members of the Federal Home Loan Bank of Chicago ("FHLB").

At June 30, 2026, the companies had admitted assets of approximately $3.9 billion which provides borrowing capacity of up to approximately $981 million.

At June 30, 2026, the Company had borrowings under the FHLB program of $61 million with maturities in July and August 2026. The borrowings under the FHLB program are secured by cash and investments with a fair value of $66 million.

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

Common Equity
During the six months ended June 30, 2026, common equity increased by $147 million. The following table reconciles opening and closing common equity positions:

Six months ended June 30,	2026

Common equity - opening	$5,806,435
Share-based compensation expense	29,041
Change in unrealized gains (losses) on available for sale investments, net of tax	(128,589)
Foreign currency translation adjustment	(7,645)
Net income	512,859
Preferred share dividends	(15,125)
Common share dividends	(66,092)
Treasury shares repurchased	(179,709)
Treasury shares reissued	2,035
Common equity - closing	$5,953,210

During the six months ended June 30, 2026, we repurchased 1.8 million common shares for a total of $180 million, including $149 million repurchased pursuant to our Board-authorized share repurchase programs and $31 million from employees to facilitate the satisfaction of their personal withholding tax liabilities that arise on the vesting of share-settled restricted stock units granted under our 2017 Long-Term Equity Compensation Plan.

On September 17, 2025, our Board of Directors approved a new share repurchase program for up to $400 million of the Company's common shares. The new share repurchase program is open-ended, allowing the Company to repurchase its shares from time to time in the open market or privately negotiated transactions, depending on market conditions. At June 30, 2026, authorization under this plan was exhausted.

On February 26, 2026, our Board of Directors approved a new share repurchase program for up to $300 million of the Company's common shares. The new share repurchase programs supplements the existing share repurchase program, and is open-ended, allowing the Company to repurchase its shares from time to time in the open market or privately negotiated transactions, depending on market conditions. At June 30, 2026, remaining authorization under this plan was $263 million (refer to Part II, Item 2 'Unregistered Sales of Equity Securities and Use of Proceeds' for further details).

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

RECENT ACCOUNTING PRONOUNCEMENTS

At June 30, 2026, there were no recently issued accounting pronouncements that we have not yet adopted that we expect could have a material impact on our results of operations, financial condition or liquidity.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to this item since December 31, 2025, with the exception of the changes in exposure to foreign currency risk presented below.

Foreign Currency Risk
The table below provides a sensitivity analysis of total net foreign currency exposures:

	AUD	CAD	EUR	GBP	JPY	Other	Total

At June 30, 2026
Net managed assets (liabilities), excluding derivatives	$92,211	$425,626	$(13,392)	$83,658	$(7,437)	$225,090	$805,756
Foreign currency derivatives, net	(63,519)	(356,841)	(1,940)	23,456	26,990	(214,250)	(586,104)
Net managed foreign currency exposure	28,692	68,785	(15,332)	107,114	19,553	10,840	219,652
Other net foreign currency exposure	—	311	271	177	—	1	760
Total net foreign currency exposure	$28,692	$69,096	$(15,061)	$107,291	$19,553	$10,841	$220,412
Net foreign currency exposure as a percentage of total shareholders’ equity	0.4%	1.1%	(0.2%)	1.6%	0.3%	0.2%	3.4%
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$2,869	$6,910	$(1,506)	$10,729	$1,955	$1,084	$22,041

(1)Assumes 10% appreciation in underlying currencies relative to the U.S. dollar.

Total Net Foreign Currency Exposure

At June 30, 2026, total net foreign currency assets were $220 million primarily driven by exposures to the pound sterling, Canadian dollar, Australian dollar and Japanese yen. During the six months ended June 30, 2026, the change in total net foreign currency exposure was primarily due to new business written in the period.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) at June 30, 2026. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2026, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2026.

Based upon that evaluation, there were no changes in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table shows information regarding the number of common shares repurchased in the quarter ended June 30, 2026:

Period	Total number of shares purchased (a) (b)	Average price paid per share	Total number of shares purchased as part of publicly announced programs (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the announced programs (c) (d)

April 1-30, 2026	341	$100.64	313	$321 million
May 1-31, 2026	229	$99.57	225	$298 million
June 1-30, 2026	408	$98.97	355	$263 million
Total	978		893	$263 million

(a) In thousands.
(b) Includes shares repurchased from employees to satisfy personal withholding tax liabilities that arise on the vesting of share-settled restricted stock units under our 2017 Long-Term Equity Compensation Plans.
(c) On September 17, 2025, the Company's Board of Directors approved a new share repurchase program for up to $400 million of the Company's common shares. The new share repurchase program is open-ended, allowing the Company to repurchase its shares from time to time in the open market or privately negotiated transactions, depending on market conditions. At June 30, 2026, authorization under this plan was exhausted.
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

As and when allowed by the applicable law and regulations, certain of our non-U.S. subsidiaries provide treaty reinsurance coverage to non-U.S. insurers on a worldwide basis, including insurers of liability, marine, aviation and energy risks, and as a result, these underlying insurance and reinsurance portfolios may have some exposure to Iran. In addition, we provide insurance and facultative reinsurance on a global basis to non-U.S. insureds and insurers, including for liability, marine, aviation and energy risks. Coverage provided to non-Iranian business may indirectly cover an exposure in Iran. For example, certain of our operations underwrite global marine hull war and cargo policies that provide coverage for vessels navigating into and out of ports worldwide, including Iran. For the quarter ended June 30, 2026, there has been no material amount of premium allocated or apportioned to activities relating to Iran. We intend for our non-U.S. subsidiaries to continue to provide such coverage only to the extent permitted by applicable law.

Insider Trading Arrangements and Policies

During the three months ended June 30, 2026, no director or officer of the Company adopted, terminated or is currently party to a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.     EXHIBITS

3.1	Certificate of Incorporation and Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1(Amendment No. 1) (No. 333-103620) filed on April 16, 2003).
3.2	Amended and Restated Bye-Laws (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on May 15, 2009).
4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).
4.2	Certificate of Designations establishing the specific rights, preferences, limitations and other terms of the Series E Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 7, 2016).
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101	The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline XBRL: (i) Consolidated Balance Sheets at June 30, 2026 and December 31, 2025; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025; (iv) Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2026 and 2025; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Dated: July 28, 2026

AXIS CAPITAL HOLDINGS LIMITED
By:	/S/ VINCENT TIZZIO
Vincent Tizzio
President and Chief Executive Officer
(Principal Executive Officer)

/S/ MATTHEW KIRK
Matthew Kirk
Chief Financial Officer
(Principal Financial Officer)