Form 10-Q
period 2026-09-30
AXIS CAPITAL HOLDINGS LTD
filed 2026-10-28
CIK 1214816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
At October 23, 2026, there were 71,737,936 common shares outstanding, $0.0125 par value per share, of the registrant.

AXIS CAPITAL HOLDINGS LIMITED

PART I     FINANCIAL INFORMATION

In this Form 10-Q, references to "AXIS Capital" refer to AXIS Capital Holdings Limited and references to "we", "us", "our", "AXIS", the "Group" or the "Company" refer to AXIS Capital Holdings Limited and its direct and indirect subsidiaries and branches.
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Quarterly Report on Form 10-Q or any other written or oral statements made by or on behalf of the Company may include forward-looking statements, which reflect the Company’s current views with respect to future events and financial performance. All statements, other than statements of historical fact, included in or incorporated by reference in this report are forward-looking statements. In some cases, these forward-looking statements can be identified by the use of forward-looking words such as "may", "should", "could", "anticipate", "estimate", "expect", "plan", "believe", "predict", "potential", "aim", "will", "target", "continue", "intend" or similar statements of a future or forward-looking nature or their negative or similar terminology.

Forward-looking statements made in this report, such as those related to our performance, pricing, growth prospects, fee income, the outcome of our strategic initiatives, our expectations relating to our ability to successfully implement and manage technology initiatives – including artificial intelligence, our expectations about the impact of the current trade and geopolitical environment on our business, economic and market conditions, and other statements that are not historical facts, reflect our current views with respect to future events and financial performance and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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
Strategic Risk: industry competition and consolidation; failure to keep pace or manage technology developments, including artificial intelligence; general economic, capital, and credit market conditions, including market illiquidity, fluctuations in interest rates, credit spreads, equity securities' prices, foreign currency exchange rates, and evolving impacts of tariffs, sanctions, and international trade tensions; our ability to increase the use of data and analytics, and technology as part of our business strategy and adapt to new technologies; changes in the political environment of certain countries where we operate or underwrite business; loss of business provided to us by major brokers; rating agency actions; key personnel changes; potential strategic opportunities including acquisitions and our ability to achieve them; evolving expectations regarding environmental, social, and governance matters; and the effect of contagious diseases on our business.

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

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2026 (UNAUDITED) AND DECEMBER 31, 2025

	2026	2025
	(in thousands)
Assets
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2026: $14,141,554; 2025: $12,937,728 Allowance for expected credit losses 2026: $1,966; 2025: $1,836)	$13,691,574	$13,018,027
Fixed maturities, held to maturity, at amortized cost (Fair value 2026: $437,222; 2025: $395,942 Allowance for expected credit losses 2026: $nil; 2025: $nil)	448,228	397,430
Equity securities, at fair value (Cost 2026: $591,310; 2025: $581,275)	721,104	707,569
Mortgage loans, held for investment, at fair value (Allowance for expected credit losses 2026: $33,011; 2025: $29,742)	316,834	356,840
Other investments, at fair value	1,050,776	1,027,798
Equity method investments	209,084	227,181
Short-term investments, at fair value	1,736	20,298
Total investments	16,439,336	15,755,143
Cash and cash equivalents	1,037,878	820,252
Restricted cash and cash equivalents	510,570	500,933
Accrued interest receivable	129,601	116,252
Insurance and reinsurance premium balances receivable (Allowance for expected credit losses 2026: $14,204; 2025: $15,821)	3,672,159	3,244,661
Reinsurance recoverable on unpaid losses and loss expenses (Allowance for expected credit losses 2026: $42,986; 2025: $40,340)	9,020,632	8,951,763
Reinsurance recoverable on paid losses and loss expenses	603,475	673,765
Deferred acquisition costs	906,779	801,778
Prepaid reinsurance premiums	2,534,227	2,139,294
Receivable for investments sold	50,997	12,806
Goodwill	66,498	66,498
Intangible assets	155,533	166,050
Operating lease right-of-use assets	90,194	93,900
Loan advances made	314,257	231,542
Other assets	948,930	887,289
Total assets	$36,481,066	$34,461,926
Liabilities
Reserve for losses and loss expenses	$18,985,497	$18,122,256
Unearned premiums	6,599,511	5,825,698
Insurance and reinsurance balances payable	2,375,395	1,882,021
Debt	1,317,905	1,316,710
Federal Home Loan Bank advances	50,130	66,380
Payable for investments purchased	133,120	36,982
Operating lease liabilities	105,653	110,095
Other liabilities	614,400	745,349
Total liabilities	30,181,611	28,105,491
Shareholders’ equity
Preferred shares	550,000	550,000
Common shares (shares issued 2026: 176,580; 2025: 176,580 shares outstanding 2026: 72,084; 2025: 74,135)	2,206	2,206
Additional paid-in capital	2,411,713	2,405,792
Accumulated other comprehensive income (loss)	(383,879)	28,431
Retained earnings	8,782,490	8,181,699
Treasury shares, at cost (2026: 104,496; 2025: 102,445)	(5,063,075)	(4,811,693)
Total shareholders’ equity	6,299,455	6,356,435
Total liabilities and shareholders’ equity	$36,481,066	$34,461,926
See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	Three months ended		Nine months ended
	2026	2025	2026	2025
	(in thousands, except per share amounts)
Revenues
Net premiums earned	$1,619,334	$1,451,883	$4,618,785	$4,186,133
Net investment income	211,367	184,903	577,699	579,911
Other insurance related income	5,738	6,593	16,988	18,835
Net investment gains (losses):
Increase in allowance for expected credit losses	(5,121)	(5,475)	(3,400)	(10,538)
Impairment losses	(2,361)	(63)	(2,743)	(2,389)
Other realized and unrealized investment gains (losses)	(39,024)	36,443	(20,850)	57,292
Total net investment gains (losses)	(46,506)	30,905	(26,993)	44,365
Total revenues	1,789,933	1,674,284	5,186,479	4,829,244

Expenses
Net losses and loss expenses	982,590	841,435	2,783,003	2,429,114
Acquisition costs	364,301	285,618	984,825	826,094
General and administrative expenses	174,570	171,637	497,616	491,878
Foreign exchange losses (gains)	(10,041)	(13,492)	(48,580)	138,428
Interest expense and financing costs	16,680	16,657	49,945	49,816
Reorganization expenses	—	—	28,715	—
Amortization of intangible assets	5,726	2,396	10,518	7,521
Total expenses	1,533,826	1,304,251	4,306,042	3,942,851

Income before income taxes and interest in income of equity method investments	256,107	370,033	880,437	886,393
Income tax expense	(49,424)	(70,252)	(166,635)	(170,773)
Interest in income of equity method investments	2,395	2,083	8,133	3,669
Net income	209,078	301,864	721,935	719,289
Preferred share dividends	7,563	7,563	22,688	22,688
Net income available to common shareholders	$201,515	$294,301	$699,247	$696,601

Per share data
Earnings per common share:
Earnings per common share	$2.77	$3.79	$9.52	$8.81
Earnings per diluted common share	$2.75	$3.74	$9.42	$8.70
Weighted average common shares outstanding	72,671	77,619	73,433	79,037
Weighted average diluted common shares outstanding	73,373	78,601	74,238	80,090

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	Three months ended		Nine months ended
	2026	2025	2026	2025
	(in thousands)
Net income	$209,078	$301,864	$721,935	$719,289
Other comprehensive income (loss), net of tax:
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	(304,725)	39,079	(438,120)	231,712
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	1,438	269	(351)	(45)
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income	27,115	(4,023)	33,710	33,638
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(276,172)	35,325	(404,761)	265,305
Foreign currency translation adjustment	96	(3,446)	(7,549)	12,421
Total other comprehensive income (loss), net of tax	(276,076)	31,879	(412,310)	277,726
Comprehensive income (loss)	$(66,998)	$333,743	$309,625	$997,015

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	Three months ended		Nine months ended
	2026	2025	2026	2025
	(in thousands)
Preferred shares
Balance at beginning and end of period	$550,000	$550,000	$550,000	$550,000

Common shares (par value)
Balance at beginning and end of period	2,206	2,206	2,206	2,206

Additional paid-in capital
Balance at beginning of period	2,399,137	2,384,659	2,405,792	2,394,063
Treasury shares reissued	(768)	(91)	(36,464)	(30,556)
Share-based compensation expense	13,344	11,047	42,385	32,108
Balance at end of period	2,411,713	2,395,615	2,411,713	2,395,615

Accumulated other comprehensive income (loss)
Balance at beginning of period	(107,803)	(21,710)	28,431	(267,557)
Unrealized gains (losses) on available for sale investments, net of tax:
Balance at beginning of period	(72,599)	4,363	55,990	(225,617)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(276,172)	35,325	(404,761)	265,305
Balance at end of period	(348,771)	39,688	(348,771)	39,688
Cumulative foreign currency translation adjustments, net of tax:
Balance at beginning of period	(35,204)	(26,073)	(27,559)	(41,940)
Foreign currency translation adjustment	96	(3,446)	(7,549)	12,421
Balance at end of period	(35,108)	(29,519)	(35,108)	(29,519)
Balance at end of period	(383,879)	10,169	(383,879)	10,169

Retained earnings
Balance at beginning of period	8,613,341	7,673,246	8,181,699	7,341,569
Net income	209,078	301,864	721,935	719,289
Preferred share dividends (1)	(7,563)	(7,563)	(22,688)	(22,688)
Common share dividends (1)	(32,366)	(34,578)	(98,456)	(105,201)
Balance at end of period	8,782,490	7,932,969	8,782,490	7,932,969

Treasury shares, at cost
Balance at beginning of period	(4,953,671)	(4,414,003)	(4,811,693)	(3,930,902)
Shares repurchased	(110,172)	(110,038)	(289,880)	(625,633)
Shares reissued	768	91	38,498	32,585
Balance at end of period	(5,063,075)	(4,523,950)	(5,063,075)	(4,523,950)

Total shareholders’ equity	$6,299,455	$6,367,009	$6,299,455	$6,367,009

(1) Refer to Note 9 'Shareholders' Equity' for details on dividends declared and paid related to the Company's common and preferred shares.

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	Nine months ended
	2026	2025
	(in thousands)
Cash flows from operating activities:
Net income	$721,935	$719,289
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net investment (gains) losses (1)	27,217	(41,182)
Net realized and unrealized gains on other investments	(42,101)	(54,970)
Amortization of fixed maturities	(28,784)	(30,431)
Interest in income of equity method investments	(8,133)	(3,669)
Other amortization and depreciation	47,685	41,155
Share-based compensation expense	44,420	34,136
Changes in:
Accrued interest receivable	(13,648)	(3,690)
Reinsurance recoverable on unpaid losses and loss expenses	(87,945)	(2,208,757)
Reinsurance recoverable on paid losses and loss expenses	31,564	(147,701)
Deferred acquisition costs	(107,080)	(138,566)
Prepaid reinsurance premiums	(411,283)	(229,249)
Reserve for losses and loss expenses	902,028	778,520
Unearned premiums	796,909	788,621
Insurance and reinsurance balances, net	215,216	(184,680)
Other items	(59,555)	9,876
Net cash provided by (used in) operating activities	2,028,445	(671,298)

Cash flows from investing activities:
Purchases of:
Fixed maturities, available for sale	(8,150,733)	(6,994,026)
Fixed maturities, held to maturity	(195,859)	(111,574)
Equity securities	(64,140)	(83,460)
Mortgage loans	(11,559)	(10,435)
Other investments	(90,601)	(71,984)
Equity method investments	(13,486)	(9,359)
Short-term investments	(415)	(235,568)
Proceeds from the sale of:
Fixed maturities, available for sale	5,907,530	5,423,967
Equity securities	31,366	98,617
Other investments	106,423	84,364
Equity method investments	39,716	—
Short-term investments	18,490	310,909
Proceeds from redemption of fixed maturities, available for sale	1,081,858	1,087,336
Proceeds from redemption of fixed maturities, held to maturity	145,119	148,338
Proceeds from redemption of equity securities (preferred stock)	8,662	—
Proceeds from redemption of short-term investments	509	133,978
Proceeds from the repayment of mortgage loans	42,158	96,970
Purchase of other assets	(39,884)	(35,537)
Loan advances made	(182,717)	(120,723)
Net cash used in investing activities	(1,367,563)	(288,187)

Cash flows from financing activities:
Repurchase of common shares	(258,249)	(599,959)
Taxes paid on withholding shares	(31,631)	(25,674)
Dividends paid - common shares	(100,708)	(108,762)
Dividends paid - preferred shares	(22,688)	(22,688)
Repayment of Federal Home Loan Bank advances	(16,250)	—
Net cash used in financing activities	(429,526)	(757,083)

Effect of exchange rate changes on foreign currency cash, cash equivalents and restricted cash	(4,093)	11,025
Increase (decrease) in cash, cash equivalents and restricted cash	227,263	(1,705,543)
Cash, cash equivalents and restricted cash - beginning of period	1,321,185	3,063,621
Cash, cash equivalents and restricted cash - end of period	$1,548,448	$1,358,078

(1) Net investment (gains) losses in the consolidated statement of cash flows excluded net realized gains on overseas deposits of $0.2 million (2025: $3 million) that are included in net investment (gains) losses in the consolidated statement of operations.

See accompanying notes to Consolidated Financial Statements.

AXIS CAPITAL HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	Nine months ended
	2026	2025
	(in thousands)
Supplemental disclosures of cash flow information:
Income taxes paid	$147,136	$105,135
Interest paid	$47,976	$48,436
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

The following tables present the underwriting results of the Company's reportable segments, as well as the carrying amounts of allocated goodwill and intangible assets:

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.    SEGMENT INFORMATION (CONTINUED)

	2026			2025
Three months ended and at September 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$1,909,181	$449,462	$2,358,643	$1,691,882	$432,302	$2,124,184
Net premiums written	1,228,754	255,895	1,484,649	1,084,947	268,042	1,352,989
Net premiums earned	1,300,185	319,149	1,619,334	1,085,612	366,271	1,451,883
Other insurance related income	319	5,420	5,738	261	6,332	6,593
Current accident year net losses and loss expenses	(779,429)	(218,004)	(997,433)	(610,650)	(249,731)	(860,381)
Net favorable prior year reserve development	11,845	2,998	14,843	14,843	4,103	18,946
Acquisition costs	(294,087)	(70,214)	(364,301)	(205,440)	(80,178)	(285,618)
Underwriting-related general and administrative expenses	(134,894)	(9,588)	(144,482)	(131,326)	(11,785)	(143,111)
Underwriting income	$103,939	$29,761	133,699	$153,300	$35,012	188,312

Net investment income			211,367			184,903
Net investment gains (losses)			(46,506)			30,905
Corporate expenses			(30,088)			(28,526)
Foreign exchange gains			10,041			13,492
Interest expense and financing costs			(16,680)			(16,657)
Amortization of intangible assets			(5,726)			(2,396)
Income before income taxes and interest in income of equity method investments			256,107			370,033
Income tax expense			(49,424)			(70,252)
Interest in income of equity method investments			2,395			2,083
Net income			209,078			301,864
Preferred share dividends			7,563			7,563
Net income available to common shareholders			$201,515			$294,301

Current accident year loss ratio	59.9%	68.3%	61.6%	56.2%	68.2%	59.3%
Prior year reserve development ratio	(0.9%)	(0.9%)	(0.9%)	(1.3%)	(1.1%)	(1.3%)
Net losses and loss expenses ratio	59.0%	67.4%	60.7%	54.9%	67.1%	58.0%
Acquisition cost ratio	22.6%	22.0%	22.5%	18.9%	21.9%	19.7%
General and administrative expense ratio	10.4%	3.0%	10.8%	12.1%	3.2%	11.7%
Combined ratio	92.0%	92.4%	94.0%	85.9%	92.2%	89.4%

Goodwill and intangible assets	$222,031	$—	$222,031	$234,944	$—	$234,944

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.    SEGMENT INFORMATION (CONTINUED)

	2026			2025
Nine months ended and at September 30,	Insurance	Reinsurance	Total	Insurance	Reinsurance	Total

Gross premiums written	$6,121,070	$2,003,170	$8,124,240	$5,280,220	$2,154,587	$7,434,807
Net premiums written	3,893,140	1,104,343	4,997,483	3,420,038	1,318,425	4,738,463
Net premiums earned	3,629,099	989,686	4,618,785	3,128,658	1,057,475	4,186,133
Other insurance related income	955	16,033	16,988	424	18,411	18,835
Current accident year net losses and loss expenses	(2,154,209)	(676,535)	(2,830,744)	(1,763,702)	(722,524)	(2,486,226)
Net favorable prior year reserve development	38,755	8,986	47,741	44,036	13,076	57,112
Acquisition costs	(756,679)	(228,146)	(984,825)	(594,372)	(231,722)	(826,094)
Underwriting-related general and administrative expenses	(377,267)	(26,690)	(403,957)	(375,564)	(33,226)	(408,790)
Underwriting income	$380,654	$83,334	463,988	$439,480	$101,490	540,970

Net investment income			577,699			579,911
Net investment gains (losses)			(26,993)			44,365
Corporate expenses			(93,659)			(83,088)
Foreign exchange (losses) gains			48,580			(138,428)
Interest expense and financing costs			(49,945)			(49,816)
Reorganization expenses			(28,715)			—
Amortization of intangible assets			(10,518)			(7,521)
Income before income taxes and interest in income of equity method investments			880,437			886,393
Income tax expense			(166,635)			(170,773)
Interest in income of equity method investments			8,133			3,669
Net income			721,935			719,289
Preferred share dividends			22,688			22,688
Net income available to common shareholders			$699,247			$696,601

Current accident year loss ratio	59.4%	68.4%	61.3%	56.4%	68.3%	59.4%
Prior year reserve development ratio	(1.1%)	(0.9%)	(1.0%)	(1.4%)	(1.2%)	(1.4%)
Net losses and loss expenses ratio	58.3%	67.5%	60.3%	55.0%	67.1%	58.0%
Acquisition cost ratio	20.9%	23.1%	21.3%	19.0%	21.9%	19.7%
General and administrative expense ratio	10.3%	2.6%	10.7%	12.0%	3.1%	11.8%
Combined ratio	89.5%	93.2%	92.3%	86.0%	92.1%	89.5%

Goodwill and intangible assets	$222,031	$—	$222,031	$234,944	$—	$234,944

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS
a)     Fixed Maturities, Available for Sale

The following table provides the amortized cost and fair values of the Company's fixed maturities classified as available for sale:

	Amortized cost	Allowance for expected credit losses	Gross unrealized gains	Gross unrealized losses	Fair value

At September 30, 2026
Available for sale
U.S. government and agency	$2,496,625	$—	$13	$(48,813)	$2,447,825
Non-U.S. government	835,820	(107)	2,174	(26,095)	811,792
Corporate debt	5,724,193	(1,173)	13,841	(181,353)	5,555,508
Agency RMBS(1)	2,403,616	—	902	(153,231)	2,251,287
CMBS(2)	821,574	(350)	347	(31,425)	790,146
Non-agency RMBS	220,710	(255)	372	(7,814)	213,013
ABS(3)	1,601,297	(81)	2,925	(18,267)	1,585,874
Municipals(4)	37,719	—	9	(1,599)	36,129
Total fixed maturities, available for sale	$14,141,554	$(1,966)	$20,583	$(468,597)	$13,691,574

At December 31, 2025
Available for sale
U.S. government and agency	$2,406,907	$—	$17,206	$(6,212)	$2,417,901
Non-U.S. government	798,984	—	14,961	(3,401)	810,544
Corporate debt	5,168,562	(1,539)	96,137	(40,727)	5,222,433
Agency RMBS(1)	2,026,043	—	31,869	(22,560)	2,035,352
CMBS(2)	811,056	—	6,641	(16,186)	801,511
Non-agency RMBS	193,372	(240)	1,366	(4,374)	190,124
ABS(3)	1,479,963	(57)	12,231	(4,070)	1,488,067
Municipals(4)	52,841	—	462	(1,208)	52,095
Total fixed maturities, available for sale	$12,937,728	$(1,836)	$180,873	$(98,738)	$13,018,027

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

The table below provides the contractual maturities of fixed maturities classified as available for sale:

	Amortized cost	Fair value	% of Total fair value

At September 30, 2026
Maturity
Due in one year or less	$321,135	$319,852	2.2%
Due after one year through five years	6,404,779	6,267,470	45.8%
Due after five years through ten years	2,052,875	1,965,558	14.4%
Due after ten years	315,568	298,374	2.2%
	9,094,357	8,851,254	64.6%
Agency RMBS	2,403,616	2,251,287	16.4%
CMBS	821,574	790,146	5.8%
Non-agency RMBS	220,710	213,013	1.6%
ABS	1,601,297	1,585,874	11.6%
Total	$14,141,554	$13,691,574	100.0%

At December 31, 2025
Maturity
Due in one year or less	$364,414	$364,273	2.8%
Due after one year through five years	5,665,467	5,721,423	44.0%
Due after five years through ten years	2,212,109	2,231,417	17.1%
Due after ten years	185,304	185,860	1.4%
	8,427,294	8,502,973	65.3%
Agency RMBS	2,026,043	2,035,352	15.6%
CMBS	811,056	801,511	6.2%
Non-agency RMBS	193,372	190,124	1.5%
ABS	1,479,963	1,488,067	11.4%
Total	$12,937,728	$13,018,027	100.0%

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
Gross Unrealized Losses

The following table summarizes fixed maturities, available for sale in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

At September 30, 2026
Fixed maturities, available for sale
U.S. government and agency	$36,140	$(2,879)	$2,346,083	$(45,934)	$2,382,223	$(48,813)
Non-U.S. government	28,596	(2,583)	670,264	(23,512)	698,860	(26,095)
Corporate debt	384,858	(38,419)	4,309,670	(142,934)	4,694,528	(181,353)
Agency RMBS	215,595	(33,570)	2,044,728	(119,661)	2,260,323	(153,231)
CMBS	265,572	(17,300)	445,588	(14,125)	711,160	(31,425)
Non-agency RMBS	31,554	(5,279)	169,894	(2,535)	201,448	(7,814)
ABS	73,052	(3,416)	925,073	(14,851)	998,125	(18,267)
Municipals	10,514	(1,172)	24,444	(427)	34,958	(1,599)
Total fixed maturities, available for sale	$1,045,881	$(104,618)	$10,935,744	$(363,979)	$11,981,625	$(468,597)

At December 31, 2025
Fixed maturities, available for sale
U.S. government and agency	$186,934	$(4,695)	$314,665	$(1,517)	$501,599	$(6,212)
Non-U.S. government	50,892	(2,202)	147,629	(1,199)	198,521	(3,401)
Corporate debt	589,821	(32,617)	501,402	(8,110)	1,091,223	(40,727)
Agency RMBS	338,652	(21,806)	160,500	(754)	499,152	(22,560)
CMBS	331,169	(15,831)	98,333	(355)	429,502	(16,186)
Non-agency RMBS	39,376	(4,361)	1,092	(13)	40,468	(4,374)
ABS	94,908	(3,582)	204,271	(488)	299,179	(4,070)
Municipals	21,039	(1,203)	727	(5)	21,766	(1,208)
Total fixed maturities, available for sale	$1,652,791	$(86,297)	$1,428,619	$(12,441)	$3,081,410	$(98,738)

At September 30, 2026, 4,870 fixed maturities (2025: 2,244) were in an unrealized loss position of $469 million (2025: $99 million) of which $38 million (2025: $9 million) was related to securities below investment grade or not rated.

At September 30, 2026, 1,218 fixed maturities (2025: 1,522) had been in a continuous unrealized loss position for twelve months or greater and had a fair value of $1,046 million (2025: $1,653 million).

The unrealized losses of $469 million (2025: $99 million) were due to non-credit factors and were expected to be recovered as the related securities approach maturity.

At September 30, 2026, the Company did not intend to sell the securities in an unrealized loss position and it is more likely than not that the Company will not be required to sell these securities before the anticipated recovery of their amortized costs.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
b)     Fixed Maturities, Held to Maturity
The following table provides the amortized cost and fair values of the Company's fixed maturities classified as held to maturity:

	Amortized cost	Allowance for expected credit losses	Net carrying value	Gross unrealized gains	Gross unrealized losses	Fair value

At September 30, 2026
Held to maturity
Corporate debt	$163,889	$—	$163,889	$41	$(8,115)	$155,815
ABS(1)	284,339	—	284,339	252	(3,184)	281,407
Total fixed maturities, held to maturity	$448,228	$—	$448,228	$293	$(11,299)	$437,222

At December 31, 2025
Held to maturity
Corporate debt	$145,137	$—	$145,137	$2,039	$(4,100)	$143,076
ABS(1)	252,293	—	252,293	625	(52)	252,866
Total fixed maturities, held to maturity	$397,430	$—	$397,430	$2,664	$(4,152)	$395,942

(1)Asset-backed securities ("ABS") include debt tranched securities collateralized primarily by collateralized loan obligations ("CLOs").

At September 30, 2026, fixed maturities, held to maturity of $448 million (2025: $397 million) were presented net of an allowance for expected credit losses of $nil (2025: $nil).

The Company's ABS, held to maturity consist of CLO debt tranched securities ("CLO Debt"). The Company uses a scenario-based approach to review its CLO debt portfolio and reviews subordination levels of these securities to determine their ability to absorb credit losses of the underlying collateral. If losses are forecast to be below the subordination level for a tranche held by the Company, the security is determined not to have a credit loss. At September 30, 2026, the allowance for credit losses expected to be recognized over the life of the Company's ABS, held to maturity was $nil.

To estimate expected credit losses for corporate debt securities, held to maturity, the Company's projected cash flows are primarily driven by assumptions regarding the severity of loss, which is a function of the probability of default and projected recovery rates. The Company's default and recovery rates are based on credit ratings, credit analysis and macroeconomic forecasts. At September 30, 2026, the allowance for credit losses expected to be recognized over the life of the Company's corporate debt, held to maturity was $nil.

Contractual Maturities

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. ABS classified as held to maturity had a net carrying value of $284 million (2025: $252 million).

Corporate debt classified as held to maturity with a net carrying value of $67 million (2025: $32 million) is due in 3 years or less. Corporate debt classified as held to maturity with a net carrying value of $93 million (2025: $110 million) is due between 3 years and 10 years. Corporate debt classified as held to maturity with a net carrying value of $3 million (2025: $3 million) is due after 10 years.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
c)     Equity Securities
The following table provides the cost and fair values of the Company's equity securities:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value

At September 30, 2026
Equity securities
Common stocks	$3,210	$348	$(376)	$3,182
Preferred stocks	52,422	321	(696)	52,047
Exchange-traded funds	268,849	175,465	(4,540)	439,774
Bond mutual funds	266,829	4,106	(44,834)	226,101
Total equity securities	$591,310	$180,240	$(50,446)	$721,104

At December 31, 2025
Equity securities
Common stocks	$13,927	$439	$(671)	$13,695
Preferred stocks	19,662	717	(68)	20,311
Exchange-traded funds	259,353	142,901	(497)	401,757
Bond mutual funds	288,333	9,411	(25,938)	271,806
Total equity securities	$581,275	$153,468	$(27,174)	$707,569

d)     Mortgage Loans

The following table provides details of the Company's mortgage loans, held for investment:

	September 30, 2026		December 31, 2025
	Carrying value	% of Total	Carrying value	% of Total

Mortgage loans, held for investment:
Commercial	$349,845	110%	$386,582	108%
Allowance for expected credit losses	(33,011)	(10%)	(29,742)	(8%)
Total mortgage loans held for investment	$316,834	100%	$356,840	100%

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

The commercial mortgage loan portfolio has a weighted average debt service coverage ratio of 1.5x (2025: 1.6x) and a weighted average loan-to-value ratio of 88% (2025: 84%).

At September 30, 2026, there were three commercial mortgage loans (2025: two) with past due amounts where the Company is assessing exit strategies. The carrying value of these loans net of an allowance for expected credit losses was $20 million (2025: $14 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
On a quarterly basis, the Company's exposure to commercial mortgage loans in the office sector, that represents 47% (2025: 51%) of the total mortgage loan portfolio, is evaluated for credit losses based on inputs unique to this sector. This assessment utilizes historical credit loss experience adjusted to reflect current conditions and management forecasts. Further, collateral dependent commercial mortgage loans (e.g., when the borrower is experiencing financial difficulty, including when foreclosure is reasonably possible or probable) are evaluated individually for credit losses. The allowance for expected credit losses for a collateral dependent loan is established as the excess of amortized cost over the estimated fair value of the loan's underlying collateral, less selling cost when foreclosure is probable.

Accordingly, any change in estimated credit losses is recognized as a change in the allowance for expected credit losses and is recorded in net investment gains (losses).

At September 30, 2026, the Company's mortgage loan portfolio had an allowance for expected credit losses of $33 million (2025: $30 million).

e)     Other Investments

The following table provides a summary of the Company's other investments, together with additional information relating to the liquidity of each category:

	Fair value		Redemption frequency (if currently eligible)	Redemption notice period

At September 30, 2026
Multi-strategy funds	$6,344	1%	Quarterly	60-90 days
Direct lending funds	167,784	16%	Quarterly(1)	90 days
Private equity funds	416,938	40%	n/a	n/a
Real estate funds	267,327	25%	Quarterly(2)	45 days
Other privately held investments	192,383	18%	n/a	n/a
Total other investments	$1,050,776	100%

At December 31, 2025
Multi-strategy funds	$11,577	1%	Quarterly	60-90 days
Direct lending funds	186,747	18%	Quarterly(1)	90 days
Private equity funds	364,376	36%	n/a	n/a
Real estate funds	291,491	28%	Quarterly(2), Annually(3)	45-90 days
Other privately held investments	173,607	17%	n/a	n/a
Total other investments	$1,027,798	100%

n/a - not applicable
(1) Applies to one fund with a fair value of $1 million (2025: $2 million).
(2) Applies to one fund with a fair value of $29 million (2025: $44 million).
(3) Applies to one fund with a fair value of $24 million.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
Two common redemption restrictions which may impact the Company's ability to redeem multi-strategy funds are gates and lockups. A gate is a suspension of redemptions which may be implemented by the general partner or investment manager of the fund in order to defer, in whole or in part, the redemption request in the event the aggregate amount of redemption requests exceeds a predetermined percentage of the fund's net assets which may otherwise hinder the general partner or investment manager's ability to liquidate holdings in an orderly fashion in order to generate the cash necessary to fund extraordinarily large redemption payouts. A lockup period is the initial amount of time an investor is contractually required to hold the security before having the ability to redeem. During the nine months ended September 30, 2026 and 2025, neither of these restrictions impacted the Company's redemption requests.

At September 30, 2026, the Company had $23 million (2025: $30 million) of unfunded commitments as a limited partner in multi-strategy funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until after the completion of the funds' investment term. These funds have investment terms ranging from two years to the dissolution of the underlying fund. At September 30, 2026, there were no multi-strategy fund holdings (2025: nil) where the Company is still within the lockup period.

At September 30, 2026, the Company had $278 million (2025: $292 million) of unfunded commitments as a limited partner in direct lending funds. Once the full amount of committed capital has been called by the General Partner of each of these funds, the assets will not be fully returned until the completion of the fund's investment term. These funds have investment terms ranging from four to fifteen years and the General Partners of certain funds have the option to extend the term by up to three years. At September 30, 2026, there were two direct lending fund holdings (2025: one) with a fair value of $23 million (2025: $18 million) where the Company is still within the lockup period.

At September 30, 2026, the Company had $260 million (2025: $240 million) of unfunded commitments as a limited partner in private equity funds. The life of the funds is subject to the dissolution of the underlying funds. The Company expects the overall holding period to be over six years.
At September 30, 2026, the Company had $94 million (2025: $105 million) of unfunded commitments as a limited partner in real estate funds. These funds include an open-ended fund and funds with investment terms ranging from two years to the dissolution of the underlying fund.
At September 30, 2026, the Company had $24 million (2025: $16 million) of unfunded commitments as a limited partner in five private company investment funds focusing on financial services technology companies with an emphasis on insurance technology companies ("private company investment funds"). Two of these funds have investment terms of five years, one fund has an investment term of ten years, one fund has an investment term of ten years with the option to extend the term by up to three years, and one fund has an investment term for eight years with the option to extend the term by up to two years.

f)     Equity Method Investments

The following table provides details of the Company's equity method investments:

	September 30, 2026	December 31, 2025
	Carrying value	Carrying value

Equity method investments:
Harrington Re	$126,422	$163,513
Monarch Point Re	82,662	63,668
Total equity method investments	$209,084	$227,181

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
Harrington Re

During 2016, the Company paid $108 million including direct transaction costs to acquire 19% of the common equity of Harrington Reinsurance Holdings Limited ("Harrington"), the parent company of Harrington Re Ltd. ("Harrington Re"), an independent reinsurance company jointly sponsored by the Company and The Blackstone Group L.P. ("Blackstone"). Following share tender offers in 2024 and 2025, the Company's ownership interest in Harrington increased to 22% and 23%, at December 31, 2024 and 2025, respectively. During the three months ended June 30, 2026, Harrington repurchased shares from the Company, resulting in a decrease in the Company's ownership interest in Harrington from 23% to 18%.

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

Monarch Point Re

During 2023, the Company paid $22 million to acquire 18% of the common equity of Monarch Point Re (ISAC) Ltd. and Monarch Point Re (ISA 2023) Ltd., a collateralized reinsurance company formed under the laws of Bermuda as an incorporated segregated accounts company under the Incorporated Segregated Accounts Companies Act 2019, as amended (the "ISAC Act"). During 2024, the Company paid $14 million to acquire 18% of the common equity of Monarch Point Re (ISA 2024) Ltd. During 2025 and 2026, the Company paid $14 million to acquire 18% of the common equity of Monarch Point Re (ISA 2025) Ltd. During 2026, the Company paid $11 million to acquire 18% of the common equity of Monarch Point Re (ISA 2026) Ltd.

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

Loan Advances Made to Monarch Point Re

During 2026, the Company advanced $243 million (2025: $227 million) to Monarch Point Re that was included in loan advances made in the Company’s consolidated balance sheets. Loan balances receivable from Monarch Point Re are settled against amounts due to Monarch Point Re under the retrocession agreements and are treated as a non-cash activity in the consolidated statement of cash flows. The loan balance receivable at September 30, 2026 was $314 million (2025: $228 million). Loan advances made are expected to be repaid in full by November 15, 2027 (2025: May 15, 2027).

Interest on these loans was payable in 2026 at interest rates between 4.2% and 4.6% (2025: interest rates between 4.3% and 4.8%). Interest related to these loans of $8 million (2025: $5 million) was received in advance and is included in other liabilities in the consolidated balance sheets.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
The following table provides a summary of non-cash settlements with Monarch Point Re:

Non-cash settlements with Monarch Point Re	Nine months ended September 30,
	2026	2025
Loan advances made	$96,509	$116,812
Reinsurance recoverable on unpaid losses and loss expenses	36,136	44,124
Interest receivable on loan advances made	11,002	9,112
Net cash inflows	$143,647	$170,048

Insurance and reinsurance balances payable, net	$(143,647)	$(170,048)
Net cash outflows	$(143,647)	$(170,048)

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

The Company does not have the power to direct the activities that are most significant to the economic performance of these VIEs. Therefore, the Company is not the primary beneficiary of these VIEs. The maximum exposure to loss on these interests is limited to the carrying value reported in the Company's consolidated balance sheets and its unfunded commitments of $607 million at September 30, 2026 (2025: $612 million). The Company has not provided financial or other support to these structured securities other than the original investment.

h)     Net Investment Income

Net investment income was derived from the following sources:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Fixed maturities	$182,411	$155,796	$502,411	$452,368
Other investments	19,202	15,019	43,132	55,907
Equity securities	4,127	3,046	12,909	9,408
Mortgage loans	4,067	5,890	12,386	18,714
Cash and cash equivalents	9,272	12,597	28,846	62,626
Short-term investments	62	355	265	2,882
Gross investment income	219,141	192,703	599,949	601,905
Investment expenses	(7,774)	(7,800)	(22,250)	(21,994)
Net investment income	$211,367	$184,903	$577,699	$579,911

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
i)     Net Investment Gains (Losses)

The following table provides an analysis of net investment gains (losses):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Gross realized investment gains
Fixed maturities, short-term investments, and cash and cash equivalents	$8,495	$22,486	$53,220	$64,018
Equity securities	1,249	—	13,691	40,100
Gross realized investment gains	9,744	22,486	66,911	104,118
Gross realized investment losses
Fixed maturities, short-term investments, and cash and cash equivalents	(33,903)	(11,884)	(81,808)	(91,297)
Equity securities	(2,624)	—	(3,628)	(11,590)
Mortgage loans	—	—	(6,200)	—
Gross realized investment losses	(36,527)	(11,884)	(91,636)	(102,887)
(Increase) decrease in allowance for expected credit losses, fixed maturities, available for sale	(69)	347	(131)	(757)
(Increase) decrease in allowance for expected credit losses, mortgage loans	(5,053)	(5,822)	(3,269)	(9,781)
Impairment losses(1)	(2,361)	(63)	(2,743)	(2,389)
Change in fair value of investment derivatives(2)	(7)	169	173	(1,282)
Net unrealized gains (losses) on equity securities	(12,233)	25,672	3,702	57,343
Net investment gains (losses)	$(46,506)	$30,905	$(26,993)	$44,365

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
(2) Refer to Note 5 'Derivative Instruments'.

The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on fixed maturities classified as available for sale:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Balance at beginning of period	$1,898	$5,043	$1,836	$3,938
Expected credit losses on securities where credit losses were not previously recognized	206	466	2,333	2,125
Additions (reductions) for expected credit losses on securities where credit losses were previously recognized	(120)	(607)	(1,280)	(904)
Impairments of securities which the Company intends to sell or more likely than not will be required to sell	—	—	—	—
Securities sold/redeemed/matured	(18)	(206)	(923)	(463)
Balance at end of period	$1,966	$4,696	$1,966	$4,696

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    INVESTMENTS (CONTINUED)
The following table provides a reconciliation of the beginning and ending balances of the allowance for expected credit losses on mortgage loans:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Balance at beginning of period	$27,957	$27,335	$29,742	$23,378
Expected credit losses on loans where credit losses were not previously recognized	—	1,192	—	2,211
Additions (reductions) for expected credit losses on loans where credit losses were previously recognized	5,054	4,631	11,471	7,569
Loans sold/redeemed/matured	—	—	(8,202)	—
Balance at end of period	$33,011	$33,158	$33,011	$33,158

j)    Reverse Repurchase Agreements

At September 30, 2026, the Company held $33 million (2025: $14 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of cash and cash equivalents in the Company's consolidated balance sheets. The required collateral for these loans is either cash or U.S. Treasuries at a minimum rate of 102% of the loan principal. Upon maturity, the Company receives principal and interest income. The Company monitors the estimated fair value of the securities loaned and borrowed on a daily basis with additional collateral obtained as necessary throughout the duration of the transaction.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The tables below present the financial instruments measured at fair value on a recurring basis for the periods indicated:

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At September 30, 2026
Assets
Fixed maturities, available for sale
U.S. government and agency	$2,410,604	$37,221	$—	$—	$2,447,825
Non-U.S. government	—	811,792	—	—	811,792
Corporate debt	—	5,304,714	250,794	—	5,555,508
Agency RMBS	—	2,251,287	—	—	2,251,287
CMBS	—	790,146	—	—	790,146
Non-agency RMBS	—	213,013	—	—	213,013
ABS	—	1,502,965	82,909	—	1,585,874
Municipals	—	36,129	—	—	36,129
	2,410,604	10,947,267	333,703	—	13,691,574
Equity securities
Common stocks	3,182	—	—	—	3,182
Preferred stocks	52,047	—	—	—	52,047
Exchange-traded funds	439,774	—	—	—	439,774
Bond mutual funds	—	226,101	—	—	226,101
	495,003	226,101	—	—	721,104
Other investments
Multi-strategy funds	—	—	—	6,344	6,344
Direct lending funds	—	—	—	167,784	167,784
Private equity funds	—	—	—	416,938	416,938
Real estate funds	—	—	—	267,327	267,327
Other privately held investments	—	—	131,891	60,492	192,383
	—	—	131,891	918,885	1,050,776
Short-term investments	—	1,736	—	—	1,736
Other assets
Derivative instruments (refer to Note 5)	—	7,404	—	—	7,404
Total Assets	$2,905,607	$11,182,508	$465,594	$918,885	$15,472,594
Liabilities
Derivative instruments (refer to Note 5)	$—	$312	$—	$—	$312
Total Liabilities	$—	$312	$—	$—	$312

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value based on NAV practical expedient	Total fair value

At December 31, 2025
Assets
Fixed maturities, available for sale
U.S. government and agency	$2,385,085	$32,816	$—	$—	$2,417,901
Non-U.S. government	—	810,544	—	—	810,544
Corporate debt	—	5,033,161	189,272	—	5,222,433
Agency RMBS	—	2,035,352	—	—	2,035,352
CMBS	—	801,511	—	—	801,511
Non-agency RMBS	—	190,124	—	—	190,124
ABS	—	1,448,711	39,356	—	1,488,067
Municipals	—	52,095	—	—	52,095
	2,385,085	10,404,314	228,628	—	13,018,027
Equity securities
Common stocks	13,695	—	—	—	13,695
Preferred stocks	14,239	6,072	—	—	20,311
Exchange-traded funds	401,757	—	—	—	401,757
Bond mutual funds	—	271,806	—	—	271,806
	429,691	277,878	—	—	707,569
Other investments
Multi-strategy funds	—	—	—	11,577	11,577
Direct lending funds	—	—	—	186,747	186,747
Private equity funds	—	—	—	364,376	364,376
Real estate funds	—	—	—	291,491	291,491
Other privately held investments	—	—	123,925	49,682	173,607
	—	—	123,925	903,873	1,027,798
Short-term investments	—	20,298	—	—	20,298
Other assets
Derivative instruments (refer to Note 5)	—	930	—	—	930
Total Assets	$2,814,776	$10,703,420	$352,553	$903,873	$14,774,622
Liabilities
Derivative instruments (refer to Note 5)	$—	$8,859	$—	$—	$8,859
Total Liabilities	$—	$8,859	$—	$—	$8,859

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
The following table presents changes in Level 3 for financial instruments measured at fair value on a recurring basis:

	Opening balance	Transfers into Level 3	Transfers out of Level 3	Included in net income(1)	Included in OCI (2)	Purchases	Sales	Settlements/ distributions	Closing balance	Change in unrealized gains/(losses) (3)

Three months ended September 30, 2026
Fixed maturities, available for sale
Corporate debt	$223,530	$661	$—	$(660)	$(4,360)	$36,318	$—	$(4,695)	$250,794	$—
ABS	70,017	—	(8,165)	4	(928)	23,828	—	(1,847)	82,909	—
	293,547	661	(8,165)	(656)	(5,288)	60,146	—	(6,542)	333,703	—
Other investments
Other privately held investments	131,224	—	—	667	—	—	—	—	131,891	667
	131,224	—	—	667	—	—	—	—	131,891	667
Total assets	$424,771	$661	$(8,165)	$11	$(5,288)	$60,146	$—	$(6,542)	$465,594	$667

Nine months ended September 30, 2026
Fixed maturities, available for sale
Corporate debt	$189,272	$2,040	$(2,572)	$(200)	$(3,950)	$97,265	$(9,236)	$(21,825)	$250,794	$—
ABS	39,356	—	(8,165)	8	(1,974)	57,186	(14)	(3,488)	82,909	—
	228,628	2,040	(10,737)	(192)	(5,924)	154,451	(9,250)	(25,313)	333,703	—
Other investments
Other privately held investments	123,925	—	—	4,216	—	3,750	—	—	131,891	4,216
	123,925	—	—	4,216	—	3,750	—	—	131,891	4,216
Total assets	$352,553	$2,040	$(10,737)	$4,024	$(5,924)	$158,201	$(9,250)	$(25,313)	$465,594	$4,216

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

Transfers into Level 3 from Level 2

The transfers into Level 3 from Level 2 during the three and nine months ended September 30, 2026 were primarily due to the lack of observable market inputs and multiple quotes from pricing vendors for certain fixed maturities. There were no transfers into Level 3 from Level 2 during the three and nine months ended September 30, 2025.

Transfers out of Level 3 into Level 2

The transfers out of Level 3 into Level 2 during the three and nine months ended September 30, 2026 were primarily due to the availability of observable market inputs and multiple quotes from pricing vendors for certain fixed maturities. There were no transfers out of Level 3 into Level 2 during the three and nine months ended September 30, 2025.

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.    FAIR VALUE MEASUREMENTS (CONTINUED)
For multi-strategy funds, direct lending funds, private equity funds, real estate funds and private company investment funds, valuation statements are typically released on a reporting lag. Therefore, the Company estimates the fair value of these funds by starting with the most recent fund valuations and adjusting for capital calls, redemptions, drawdowns and distributions. Return estimates are not available from the relevant fund managers for these funds, therefore the Company typically has a reporting lag in its fair value measurements of these funds. At September 30, 2026 and December 31, 2025 all funds measured at fair value using NAVs are reported generally on a one quarter lag.

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
At September 30, 2026, the carrying values of cash and cash equivalents including restricted amounts, accrued investment income, receivable for investments sold, certain other assets, payable for investments purchased and certain other liabilities approximated fair values due to their short maturities. As these financial instruments are not actively traded, their fair values are classified as Level 2.

At September 30, 2026, the Company's fixed maturities, held to maturity, were recorded at amortized cost with a carrying value of $448 million (2025: $397 million) and a fair value of $437 million (2025: $396 million). The fair values of these securities are determined using a model which uses prepayment speeds and spreads sourced primarily from the new issue market. As the significant inputs used to price these securities are observable market inputs, their fair values are classified as Level 2.

At September 30, 2026, the carrying value of mortgage loans, held for investment, approximated fair value. The fair values of mortgage loans are primarily determined by estimating expected future cash flows and discounting them using current interest rates for similar mortgage loans with similar credit risk or are determined from pricing for similar loans. As mortgage loans are not actively traded, their fair values are classified as Level 3.

At September 30, 2026, the Company's debt was recorded at amortized cost with a carrying value of $1,318 million (2025: $1,317 million) and a fair value of $1,244 million (2025: $1,293 million). The fair value of the Company's debt is based on prices obtained from a third-party pricing service and is determined using the spread above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading and broker-dealer quotes. As the yields for the risk-free yield curve and the spreads are observable market inputs, the fair value of this debt is classified as Level 2.

At September 30, 2026, Federal Home Loan Bank advances were recorded at amortized cost with a carrying value of $50 million (2025: $66 million) and a fair value of $50 million (2025: $66 million). As these advances are not actively traded, their fair values are classified as Level 2.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.    DERIVATIVE INSTRUMENTS

The following table provides the balance sheet classifications of derivatives recorded at fair value:

	September 30, 2026			December 31, 2025
	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)	Derivative notional amount	Derivative asset fair value(1)	Derivative liability fair value(1)

Relating to investment portfolio:
Foreign exchange forward contracts	$9,688	$67	$9	$9,583	$—	$181
Relating to underwriting portfolio:
Foreign exchange forward contracts	1,493,249	7,337	303	1,425,737	930	8,678
Total derivatives		$7,404	$312		$930	$8,859

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

The following table provides a reconciliation of gross derivative assets and liabilities to the net amounts presented in the consolidated balance sheets, with the difference being attributable to the impact of master netting agreements:

	September 30, 2026			December 31, 2025
	Gross amounts	Gross amounts offset	Net amounts(1)	Gross amounts	Gross amounts offset	Net amounts(1)

Derivative assets	$12,923	$(5,519)	$7,404	$3,126	$(2,196)	$930
Derivative liabilities	$5,831	$(5,519)	$312	$11,055	$(2,196)	$8,859

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

The following table provides the total unrealized and realized gains (losses) recognized in net income (loss) for derivatives not designated as hedges:

	Consolidated statement of operations line item that includes gain (loss) recognized in net income (loss)	Three months ended September 30,		Nine months ended September 30,
		2026	2025	2026	2025

Relating to investment portfolio:
Foreign exchange forward contracts	Net investment gains (losses)	$(7)	$169	$173	$(1,282)
Relating to underwriting portfolio:
Foreign exchange forward contracts	Foreign exchange (losses) gains	5,653	14,099	7,295	414
Total		$5,646	$14,268	$7,468	$(868)

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES
Reserve Roll-Forward

The following table presents a reconciliation of the Company's beginning and ending gross reserve for losses and loss expenses and net reserve for unpaid losses and loss expenses:

	Nine months ended September 30,
	2026	2025

Gross reserve for losses and loss expenses, beginning of period	$18,122,256	$17,218,929
Less reinsurance recoverable on unpaid losses and loss expenses, beginning of period	(8,951,763)	(6,840,897)
Net reserve for unpaid losses and loss expenses, beginning of period	9,170,493	10,378,032

Net incurred losses and loss expenses related to:
Current year	2,830,744	2,486,226
Prior years	(47,741)	(57,112)
	2,783,003	2,429,114

Net paid losses and loss expenses related to:
Current year	(390,216)	(279,444)
Prior years	(1,804,980)	(2,068,518)
	(2,195,196)	(2,347,962)

Foreign exchange and other	(76,764)	274,882
Ceded reserves related to retroactive transactions	283,329	(1,780,839)
	206,565	(1,505,957)

Net reserve for unpaid losses and loss expenses, end of period	9,964,865	8,953,227
Reinsurance recoverable on unpaid losses and loss expenses, end of period	9,020,632	9,043,009
Gross reserve for losses and loss expenses, end of period	$18,985,497	$17,996,236

At September 30, 2026, net reserves for losses and loss expenses included estimated amounts for numerous catastrophe events. The magnitude and complexity of losses arising from certain of these events inherently increase the level of uncertainty and, therefore, the level of management judgment involved in arriving at estimated net reserves for losses and loss expenses. These events include the Middle East Conflict and the Russia-Ukraine war, and U.S. winter storms in 2026, and the California Wildfires in 2025. As a result, actual losses for these events may ultimately differ materially from current estimates. During the nine months ended September 30, 2026, the Company recognized catastrophe and weather-related losses, net of reinsurance, of $203 million (2025: $129 million).

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.    RESERVE FOR LOSSES AND LOSS EXPENSES (CONTINUED)
Prior Year Reserve Development

The Company's net favorable (adverse) prior year reserve development arises from changes to estimates of losses and loss expenses related to loss events that occurred in previous calendar years. The following table presents net favorable (adverse) prior year reserve development by segment:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)

Insurance	$11,845	$14,843	$38,755	$44,036
Reinsurance	2,998	4,103	8,986	13,076
Total	$14,843	$18,946	$47,741	$57,112

The following sections provide further details on net favorable (adverse) prior year reserve development by segment and reserve class:

Insurance Segment:

Prior year reserve development by reserve class was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)

Property	$5,866	$6,908	$23,708	$23,883
Casualty	—	—	—	—
Specialty other	5,979	7,935	15,047	20,153
Total	$11,845	$14,843	$38,755	$44,036

Reinsurance Segment:
Prior year reserve development by reserve class was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)	Favorable (Adverse)

Casualty	$—	$—	$—	$—
Specialty	2,998	4,103	8,986	12,951
Run-off	—	—	—	125
Total	$2,998	$4,103	$8,986	$13,076

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.    EARNINGS PER COMMON SHARE
The following table presents a comparison of earnings per common share and earnings per diluted common share:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Earnings per common share
Net income	$209,078	$301,864	$721,935	$719,289
Less: Preferred share dividends	7,563	7,563	22,688	22,688
Net income available to common shareholders	$201,515	$294,301	$699,247	$696,601
Weighted average common shares outstanding	72,671	77,619	73,433	79,037
Earnings per common share	$2.77	$3.79	$9.52	$8.81

Earnings per diluted common share
Net income available to common shareholders	$201,515	$294,301	$699,247	$696,601

Weighted average common shares outstanding	72,671	77,619	73,433	79,037
Share-based compensation plans	702	982	805	1,053
Weighted average diluted common shares outstanding	73,373	78,601	74,238	80,090
Earnings per diluted common share	$2.75	$3.74	$9.42	$8.70

Weighted average anti-dilutive shares excluded from the dilutive computation	40	42	40	16

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

Valuation assumptions

Performance Restricted Stock Units granted with a market condition

The fair value of these performance restricted stock units was measured on the grant date using a Monte Carlo simulation model.

The following table provides details of the significant inputs used in the Monte Carlo simulation model:

Nine months ended September 30,	2026	2025

Expected volatility	23.92%	25.30%
Expected term (in years)	3.0	3.0
Expected dividend yield	n/a	n/a
Risk-free interest rate	3.58%	4.16%

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

The following table provides an activity summary of the Company's share-settled restricted stock units for the nine months ended September 30, 2026:

	Share-Settled Performance Restricted Stock Units		Share-Settled Service Restricted Stock Units
	Number of restricted stock units	Weighted average grant date fair value	Number of restricted stock units	Weighted average grant date fair value

Non-vested restricted stock units - beginning of period	271	$75.43	1,467	$71.25
Granted	102	104.41	560	102.25
Performance adjustment (1)	84	65.28	—	—
Vested	(189)	66.05	(606)	66.96
Forfeited	(2)	78.70	(120)	78.31
Non-vested restricted stock units - end of period	266	$89.88	1,301	$85.95

(1) The performance adjustment represents the difference between the number of performance restricted stock units granted and earned, that vested following three-year performance periods that ended in 2026 and 2025. The performance restricted stock units were granted at the target level of achievement.

The following table provides additional information related to share-based compensation:

Nine months ended September 30,	2026	2025

Share-based compensation expense	$45,378	$34,134
Tax benefits associated with share-based compensation expense	$12,531	$10,182
Fair value of restricted stock units vested(1)	$82,364	$72,309
Unrecognized share-based compensation expense	$87,064	$81,190
Expected weighted average period associated with the recognition of unrecognized share-based compensation expense	2.5 years	2.5 years

(1) Fair value is based on the closing price of the Company's common shares on the vest date.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.    SHAREHOLDERS' EQUITY
The following table presents changes in common shares issued and outstanding:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Shares issued, balance at beginning of period	176,580	176,580	176,580	176,580
Shares issued	—	—	—	—
Total shares issued at end of period	176,580	176,580	176,580	176,580

Treasury shares, balance at beginning of period	(103,439)	(98,407)	(102,445)	(93,596)
Shares repurchased	(1,073)	(1,140)	(2,846)	(6,696)
Shares reissued	16	2	795	747
Total treasury shares at end of period	(104,496)	(99,545)	(104,496)	(99,545)

Total shares outstanding	72,084	77,035	72,084	77,035

Treasury Shares
On September 17, 2025, the Company's Board of Directors approved a new share repurchase program for up to $400 million of the Company's common shares. The new share repurchase program is open-ended, allowing the Company to repurchase its shares from time to time in the open market or privately negotiated transactions, depending on market conditions. At September 30, 2026, remaining authorization under this plan was exhausted.
On February 26, 2026, the Company's Board of Directors approved a new share repurchase program for up to $300 million of the Company's common shares. The new share repurchase program supplements the existing share repurchase program, and is open-ended, allowing the Company to repurchase its shares from time to time in the open market or privately negotiated transactions, depending on market conditions. At September 30, 2026, remaining authorization under this plan was $154 million.
The following table presents common shares repurchased from shares held in Treasury:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Publicly announced programs:(1)
Total shares	1,067	1,139	2,540	6,431
Total cost	$109,475	$109,977	$258,249	$599,959
Average price per share(2)	$102.62	$96.51	$101.68	$93.29

From employees:(3)
Total shares	6	1	306	265
Total cost	$697	$61	$31,631	$25,674
Average price per share(2)	$103.24	$101.28	$103.34	$96.80

Total shares repurchased:
Total shares	1,073	1,140	2,846	6,696
Total cost	$110,172	$110,038	$289,880	$625,633
Average price per share(2)	$102.62	$96.52	$101.86	$93.43

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

Three months ended September 30, 2026
Common shares	$0.44	$—	$0.44
Series E preferred shares	$34.38	$—	$34.38

Three months ended September 30, 2025
Common shares	$0.44	$—	$0.44
Series E preferred shares	$34.38	$—	$34.38

Nine months ended September 30, 2026
Common shares	$1.32	$0.88	$0.44
Series E preferred shares	$103.13	$68.75	$34.38

Nine months ended September 30, 2025
Common shares	$1.32	$0.88	$0.44
Series E preferred shares	$103.13	$68.75	$34.38

10.    DEBT AND FINANCING ARRANGEMENTS

Letters of Credit and Credit Facilities

$250 million Facility
On March 23, 2026, the Company reduced its $300 million Facility to $250 million (the "$250 million Facility"), and extended the tenor of letters of credit issuable from March 31, 2027 to March 31, 2028. The $250 million Facility is principally used to support the reinsurance obligations of certain of the Company’s operating subsidiaries. At September 30, 2026, letters of credit outstanding under the $250 million Facility were $221 million, and the Company was in compliance with all applicable facility covenants.
$150 million Facility
AXIS Specialty Limited maintained an uncommitted bilateral short-term line of credit facility of up to $150 million ("$150 million Facility"). The $150 million Facility was available to support working capital requirements and general corporate purposes and was scheduled to expire on October 7, 2026. At September 30, 2026, the $150 million Facility was undrawn, and AXIS Specialty Limited was in compliance with all applicable facility covenants.

On October 7, 2026, the $150 million facility expired.

$90 million Facility
The Company maintains an uncommitted unsecured letter of credit facility of up to $90 million (the "$90 million Facility"). The $90 million Facility is supported by a guarantee issued by AXIS Specialty Limited and is used to support obligations in connection with Syndicate 1686's and Syndicate 2050's participation in the Lloyd’s insurance market, specifically their Funds at Lloyd’s requirements. At September 30, 2026, the $90 million Facility was fully utilized, and the Company was in compliance with all applicable facility covenants.

On October 16, 2026, the Company increased its $90 million Facility to $170 million (the "$170 million Facility"), and extended the tenor of letters of credit issuable from August 31, 2030 to December 30, 2030.

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.     FEDERAL HOME LOAN BANK ADVANCES
The Company's subsidiaries, AXIS Insurance Company and AXIS Surplus Insurance Company, are members of the Federal Home Loan Bank of Chicago ("FHLB").

At September 30, 2026, the companies had admitted assets of approximately $3.8 billion (2025: $3.6 billion) which provides borrowing capacity of up to approximately $954 million (2025: $888 million).

At September 30, 2026, the Company had borrowings under the FHLB program of $50 million (2025: $66 million) with maturities in July and August 2027.

Interest is payable at interest rates between 4.0% and 4.1% (2025: interest rates between 3.9% and 4.6%). The Company incurred interest expense of $0.7 million (2025: $1 million) for the three months ended September 30, 2026 and $1 million (2025: $2 million) for the nine months ended September 30, 2026.

The borrowings under the FHLB program are secured by cash and investments with a fair value of $52 million (2025: $74 million).

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

AXIS CAPITAL HOLDINGS LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.    OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the tax effects allocated to each component of other comprehensive income (loss):

	2026			2025
	Before tax amount	Income tax (expense) benefit	Net of tax amount	Before tax amount	Income tax (expense) benefit	Net of tax amount

Three months ended September 30,
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	$(395,610)	$90,885	$(304,725)	$51,129	$(12,050)	$39,079
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	1,718	(280)	1,438	325	(56)	269
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	32,876	(5,761)	27,115	(5,052)	1,029	(4,023)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(361,016)	84,844	(276,172)	46,402	(11,077)	35,325
Foreign currency translation adjustment	96	—	96	(3,446)	—	(3,446)
Total other comprehensive income (loss), net of tax	$(360,920)	$84,844	$(276,076)	$42,956	$(11,077)	$31,879

Nine months ended September 30,
Available for sale investments:
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has not been recognized	$(569,078)	$130,958	$(438,120)	$283,996	$(52,284)	$231,712
Unrealized gains (losses) arising during the period for which an allowance for expected credit losses has been recognized	(426)	75	(351)	(41)	(4)	(45)
Adjustment for reclassification of net realized (gains) losses and impairment losses recognized in net income (loss)	40,936	(7,226)	33,710	40,264	(6,626)	33,638
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(528,568)	123,807	(404,761)	324,219	(58,914)	265,305
Foreign currency translation adjustment	(7,549)	—	(7,549)	12,421	—	12,421
Total other comprehensive income (loss), net of tax	$(536,117)	$123,807	$(412,310)	$336,640	$(58,914)	$277,726

The following table presents details of amounts reclassified from accumulated other comprehensive income (loss) ("AOCI") to net income (loss):

		Amount reclassified from AOCI(1)
AOCI Components	Consolidated statement of operations line item that includes reclassification adjustment	Three months ended September 30,		Nine months ended September 30,
		2026	2025	2026	2025

Unrealized gains (losses) on available for sale investments
	Other realized and unrealized investment gains (losses)	$(30,515)	$5,115	$(38,193)	$(37,875)
	Impairment losses	(2,361)	(63)	(2,743)	(2,389)
	Total before tax	(32,876)	5,052	(40,936)	(40,264)
	Income tax (expense) benefit	5,761	(1,029)	7,226	6,626
	Net of tax	$(27,115)	$4,023	$(33,710)	$(33,638)

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

15.    REORGANIZATION EXPENSES

Reorganization expense for the three and nine months ended September 30, 2026, were $nil (2025: $nil) and $29 million (2025: $nil), respectively, primarily related to initiatives undertaken to streamline our operations including actions taken to optimize our reinsurance platform and costs attributable to transitions in executive leadership.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2026 and 2025 and our financial condition at September 30, 2026 and December 31, 2025. This should be read in conjunction with Item 1 'Consolidated Financial Statements' of this report and our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025. Unless otherwise noted, tabular dollars are in thousands, except per share amounts. Amounts in tables may not reconcile due to rounding differences.

THIRD QUARTER 2026 FINANCIAL HIGHLIGHTS

Third Quarter 2026 Consolidated Results of Operations

•Net income available to common shareholders of $202 million, or $2.75 per diluted common share
•Operating income(1) of $229 million, or $3.12 per diluted common share(1)
•Gross premiums written of $2.4 billion
•Net premiums written of $1.5 billion
•Net premiums earned of $1.6 billion
•Pre-tax, catastrophe and weather-related losses, net of reinsurance, of $75 million ($57 million, after-tax), (Insurance: $75 million; Reinsurance: $nil), or 4.6 points, including $44 million, or 2.7 points, attributable to the Middle East Conflict and the Russia-Ukraine war. The remaining losses of $31 million, or 1.9 points were attributable to weather-related events.
•Net favorable prior year reserve development of $15 million (Insurance: $12 million; Reinsurance: $3 million)
•Underwriting income(2) of $134 million and combined ratio of 94.0%
•Fees related to arrangements with strategic capital partners of $23 million, including $18 million recognized as a reimbursement of general and administrative expenses
•Net investment income of $211 million
•Net investment losses of $47 million
•Income tax expense of $49 million, resulting in an effective tax rate of 19.1%

Third Quarter 2026 Consolidated Financial Condition
•Total cash and invested assets of $18.0 billion; fixed maturities, short-term investments, and cash and cash equivalents comprise 87% of total cash and investments and have an average credit rating of AA-
•Total assets of $36.5 billion
•Reserve for losses and loss expenses of $19.0 billion and reinsurance recoverable on unpaid and paid losses and loss expenses of $9.6 billion
•Debt of $1.3 billion and debt to total capital ratio(3) of 17.3%
•Total common shares repurchased were 1.1 million shares for a total of $110 million, including $109 million repurchased pursuant to our Board-authorized share repurchase programs, and $1 million from employees to facilitate the satisfaction of their personal withholding tax liabilities that arise on vesting of share-settled restricted stock units
•Common shareholders’ equity of $5.7 billion; book value per diluted common share of $79.06

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

We provide our clients and distribution partners with a broad range of risk transfer products and services, and strong capacity, backed by excellent financial strength. We manage our portfolio holistically, aiming to construct the optimum portfolio of risks, consistent with our risk appetite and the development of our franchise. We nurture an ethical, entrepreneurial, disciplined and inclusive culture that promotes outstanding client service, intelligent risk taking, operating efficiency, sustainability and the achievement of superior risk-adjusted returns for our shareholders. We believe that the achievement of our objectives will position us as a global specialty underwriting leader. The execution of our business strategy for the first nine months of 2026 included the following:

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

The global trade and geopolitical landscape remain fluid, introducing uncertainty across economic conditions, loss costs, and capital deployment. AXIS is built to operate effectively in dynamic risk environments. We proactively assess evolving risks and translate uncertainty into specialized insurance solutions through disciplined pricing, portfolio management, and rigorous risk selection. Our underwriting framework is designed to manage downside risk while positioning the business to capitalize on market dislocations and emerging opportunities.

The following are some key trends shaping our markets that underscore the strength of our approach:

•Pricing dynamics continue to evolve following several years of rate increases that exceeded loss cost trends. Market conditions are softening with variances across the various "micro markets" where AXIS competes: casualty lines continue to achieve positive rate momentum, financial lines pricing remains stable, and property markets continue to experience pressure from increased capital inflows that are fueling global market competition. We are deliberately managing capital deployment where premium adequacy remains compelling. This approach includes ensuring volatility is appropriately priced while seeking additional market dislocations and opportunities at target returns.

•Distribution dynamics remain constructive for disciplined specialty underwriters. In North America, submission growth through the wholesale channel remains steady as market conditions vary by line of business, reinforcing the importance of underwriting selection. In the London Market, increasingly granular "micro‑markets" by line of business and channel continue to reward technical underwriting expertise and strong broker relationships. These conditions play directly to AXIS, strengths and support sustainable, profitable growth.

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

CONSOLIDATED RESULTS OF OPERATIONS

	Three months ended September 30,			Nine months ended September 30,
	2026	% Change	2025	2026	% Change	2025

Underwriting revenues:
Gross premiums written	$2,358,643	11%	$2,124,184	$8,124,240	9%	$7,434,807
Net premiums written	1,484,649	10%	1,352,989	4,997,483	5%	4,738,463
Net premiums earned	1,619,334	12%	1,451,883	4,618,785	10%	4,186,133
Other insurance related income	5,738	(13%)	6,593	16,988	(10%)	18,835
Underwriting expenses:
Net losses and loss expenses	(982,590)	17%	(841,435)	(2,783,003)	15%	(2,429,114)
Acquisition costs	(364,301)	28%	(285,618)	(984,825)	19%	(826,094)
Underwriting-related general and administrative expenses(1)	(144,482)	1%	(143,111)	(403,957)	(1%)	(408,790)
Underwriting income (2)	133,699		188,312	463,988		540,970

Net investment income	211,367	14%	184,903	577,699	—%	579,911
Net investment gains (losses)	(46,506)	nm	30,905	(26,993)	nm	44,365
Corporate expenses(1)	(30,088)	5%	(28,526)	(93,659)	13%	(83,088)
Foreign exchange (losses) gains	10,041	(26%)	13,492	48,580	nm	(138,428)
Interest expense and financing costs	(16,680)	—%	(16,657)	(49,945)	—%	(49,816)
Reorganization expenses	—	—%	—	(28,715)	nm	—
Amortization of intangible assets	(5,726)	nm	(2,396)	(10,518)	40%	(7,521)
Income before income taxes and interest in income of equity method investments	256,107		370,033	880,437		886,393
Income tax expense	(49,424)	(30%)	(70,252)	(166,635)	(2%)	(170,773)
Interest in income of equity method investments	2,395	15%	2,083	8,133	nm	3,669
Net income	209,078		301,864	721,935		719,289
Preferred share dividends	(7,563)	—%	(7,563)	(22,688)	—%	(22,688)
Net income available to common shareholders	$201,515		$294,301	$699,247		$696,601

nm – not meaningful is defined as a variance greater than +/-100%
(1)Underwriting-related general and administrative expenses is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to general and administrative expenses, the most comparable GAAP financial measure, also included corporate expenses of $30 million and $29 million for the three months ended September 30, 2026 and 2025, respectively and $94 million and $83 million for the nine months ended September 30, 2026 and 2025, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for further details on corporate expenses. Refer also to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures Reconciliation' for further details.
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

Underwriting Revenues

Underwriting revenues by segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2026	% Change	2025	2026	% Change	2025

Gross premiums written:
Insurance	$1,909,181	13%	$1,691,882	$6,121,070	16%	$5,280,220
Reinsurance	449,462	4%	432,302	2,003,170	(7%)	2,154,587
Total gross premiums written	$2,358,643	11%	$2,124,184	$8,124,240	9%	$7,434,807

Percent of gross premiums written ceded
Insurance	36%	— pts	36%	36%	1 pts	35%
Reinsurance	43%	5 pts	38%	45%	6 pts	39%
Total percent of gross premiums written ceded	37%	1 pts	36%	39%	3 pts	36%

Net premiums written:
Insurance	$1,228,754	13%	$1,084,947	$3,893,140	14%	$3,420,038
Reinsurance	255,895	(5%)	268,042	1,104,343	(16%)	1,318,425
Total net premiums written	$1,484,649	10%	$1,352,989	$4,997,483	5%	$4,738,463

Net premiums earned:
Insurance	$1,300,185	20%	$1,085,612	$3,629,099	16%	$3,128,658
Reinsurance	319,149	(13%)	366,271	989,686	(6%)	1,057,475
Total net premiums earned	$1,619,334	12%	$1,451,883	$4,618,785	10%	$4,186,133

Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment' for further details on underwriting revenues.

Combined Ratio

The components of the combined ratio were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2026	% Point Change	2025	2026	% Point Change	2025

Current accident year loss ratio, excluding catastrophe and weather-related losses(1)	57.0%	0.7	56.3%	56.9%	0.6	56.3%
Catastrophe and weather-related losses ratio(1)	4.6%	1.6	3.0%	4.4%	1.3	3.1%
Current accident year loss ratio(1)	61.6%	2.3	59.3%	61.3%	1.9	59.4%
Prior year reserve development ratio	(0.9%)	0.4	(1.3%)	(1.0%)	0.4	(1.4%)
Net losses and loss expenses ratio	60.7%	2.7	58.0%	60.3%	2.3	58.0%
Acquisition cost ratio	22.5%	2.8	19.7%	21.3%	1.6	19.7%
General and administrative expense ratio(2)	10.8%	(0.9)	11.7%	10.7%	(1.1)	11.8%
Combined ratio	94.0%	4.6	89.4%	92.3%	2.8	89.5%

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
(2)    The general and administrative expense ratio includes corporate expenses not allocated to underwriting segments of 1.9% and 2.0% for the three months ended September 30, 2026 and 2025, respectively, and 2.0% and 2.0% for the nine months ended September 30, 2026 and 2025, respectively. Refer to 'Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Expenses (Revenues), Net' for further details.
Refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Results by Segment' for further details on underwriting expenses.

RESULTS BY SEGMENT

Insurance Segment

Results for the insurance segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2026	% Change	2025	2026	% Change	2025

Revenues:
Gross premiums written	$1,909,181	13%	$1,691,882	$6,121,070	16%	$5,280,220
Net premiums written	1,228,754	13%	1,084,947	3,893,140	14%	3,420,038
Net premiums earned	1,300,185	20%	1,085,612	3,629,099	16%	3,128,658
Other insurance related income	319	22%	261	955	nm	424

Expenses:
Current accident year net losses and loss expenses	(779,429)		(610,650)	(2,154,209)		(1,763,702)
Prior year reserve development	11,845		14,843	38,755		44,036
Acquisition costs	(294,087)		(205,440)	(756,679)		(594,372)
Underwriting-related general and administrative expenses	(134,894)		(131,326)	(377,267)		(375,564)

Underwriting income	$103,939		$153,300	$380,654		$439,480

Ratios:		% Point Change			% Point Change
Current accident year loss ratio, excluding catastrophe and weather-related losses	54.2%	1.9	52.3%	53.9%	1.6	52.3%
Catastrophe and weather-related losses ratio	5.7%	1.8	3.9%	5.5%	1.4	4.1%
Current accident year loss ratio	59.9%	3.7	56.2%	59.4%	3.0	56.4%
Prior year reserve development ratio	(0.9%)	0.4	(1.3%)	(1.1%)	0.3	(1.4%)
Net losses and loss expenses ratio	59.0%	4.1	54.9%	58.3%	3.3	55.0%
Acquisition cost ratio	22.6%	3.7	18.9%	20.9%	1.9	19.0%
Underwriting-related general and administrative expense ratio	10.4%	(1.7)	12.1%	10.3%	(1.7)	12.0%
Combined ratio	92.0%	6.1	85.9%	89.5%	3.5	86.0%

nm – not meaningful

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended September 30,					Nine months ended September 30,
	2026		2025		% Change	2026		2025		% Change

Property	$521,142	28%	$468,098	28%	11%	$1,912,964	30%	$1,608,992	30%	19%
Professional lines	391,106	20%	337,888	20%	16%	1,134,024	19%	938,417	18%	21%
Liability	340,243	18%	345,455	20%	(2%)	1,072,084	18%	1,014,756	19%	6%
Cyber	110,528	6%	103,404	6%	7%	360,908	6%	353,911	7%	2%
Marine and aviation	255,277	13%	190,321	11%	34%	826,710	14%	681,865	13%	21%
Accident and health	194,654	10%	161,470	10%	21%	513,362	8%	413,296	8%	24%
Credit and political risk	96,231	5%	85,246	5%	13%	301,018	5%	268,983	5%	12%
Total	$1,909,181	100%	$1,691,882	100%	13%	$6,121,070	100%	$5,280,220	100%	16%

Gross premiums written for the three months ended September 30, 2026 increased by $217 million, or 13%, compared to the three months ended September 30, 2025, primarily attributable to marine and aviation due to higher premiums mainly related to marine war business, property and professional lines due to new business associated with our AXIS Capacity Solutions ("ACS") capability, and accident and health lines due to higher renewals and new business.

Gross premiums written for the nine months ended September 30, 2026 increased by $841 million, or 16% ($810 million, or 15%, on a constant currency basis(1)), compared to the nine months ended September 30, 2025, attributable to all lines of business. In addition, our ACS capability contributed approximately $449 million to the increase in gross premiums written in nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, including $61 million attributable to a discrete Funds at Lloyds ("FAL") transaction. The FAL transaction was written on a proportional basis therefore, annual estimated premium income was recognized at inception of the contract.

The increases in property, professional lines, accident and health, and liability lines were primarily attributable to new business.

The increase in professional lines was also driven by higher renewals of design professional liability business and transactional liability business, together with the timing of renewals associated with program business.

The increase in marine and aviation lines was due to higher premiums primarily related to marine war business.

The increase in accident and health lines was also attributable to higher renewals and increased rate associated with renewed pet insurance business.

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

Ceded Premiums Written

Ceded premiums written was 36% of gross premiums written for the three months ended September 30, 2026 and 2025, due to decreased cession rates in marine and aviation, and accident and health lines, offset by increased cession rates in property, and professional lines.

Ceded premiums written was 36% of gross premiums written for the nine months ended September 30, 2026 compared to 35% of gross premiums written for the nine months ended September 30, 2025 due to an increased cession rate in property lines, largely offset by decreased cession rates in accident and health, and liability lines.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended September 30,					Nine months ended September 30,
	2026		2025		% Change	2026		2025		% Change

Property	$337,477	27%	$343,557	31%	(2%)	$1,043,576	29%	$994,471	33%	5%
Professional lines	263,509	20%	224,869	21%	17%	774,321	21%	639,348	20%	21%
Liability	162,421	12%	142,198	13%	14%	478,159	13%	388,405	12%	23%
Cyber	76,007	6%	74,802	7%	2%	216,753	6%	233,174	7%	(7%)
Marine and aviation	290,863	22%	169,397	16%	72%	642,103	18%	478,986	15%	34%
Accident and health	108,128	8%	80,246	7%	35%	303,110	8%	249,749	8%	21%
Credit and political risk	61,780	5%	50,543	5%	22%	171,077	5%	144,525	5%	18%
Total	$1,300,185	100%	$1,085,612	100%	20%	$3,629,099	100%	$3,128,658	100%	16%

Net premiums earned for the three months ended September 30, 2026 increased by $215 million, or 20% ($205 million, or 19%, on a constant currency basis), compared to the three months ended September 30, 2025, primarily driven by increases in marine and aviation, professional lines, and accident and health lines due to increases in gross premiums earned.

Net premiums earned for the nine months ended September 30, 2026 increased by $500 million, or 16% ($481 million, or 15%, on a constant currency basis), compared to the nine months ended September 30, 2025, primarily driven by increases in marine and aviation, professional lines, and liability lines.

The increases in marine and aviation, and professional lines were due to increases in gross premiums earned, partially offset by increases in ceded premiums earned attributable to existing quota share treaties that decreased our retentions of these lines of business. The increase in liability lines was due to an increase in gross premiums earned, together with a decrease in ceded premiums earned attributable to the restructuring of an existing quota share treaty that increased our retention on this line of business.

Loss Ratio

The components of the loss ratio were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2026	% Point Change	2025	2026	% Point Change	2025

Current accident year loss ratio	59.9%	3.7	56.2%	59.4%	3.0	56.4%
Prior year reserve development ratio	(0.9%)	0.4	(1.3%)	(1.1%)	0.3	(1.4%)
Loss ratio	59.0%	4.1	54.9%	58.3%	3.3	55.0%

Current Accident Year Loss Ratio

The current accident year loss ratio increased to 59.9% for the three months ended September 30, 2026, from 56.2% for the three months ended September 30, 2025.

The increase in the current accident year loss ratio was impacted by a higher level of catastrophe and weather-related losses. During the three months ended September 30, 2026, catastrophe and weather-related losses, net of reinsurance, were $75 million, or 5.7 points, including $44 million, or 3.3 points, attributable to the Middle East conflict and the Russia-Ukraine war. The remaining losses of $31 million, or 2.3 points, were attributable to weather-related events. Comparatively, during the three months ended September 30, 2025, catastrophe and weather-related losses, net of reinsurance, were $43 million, or 3.9 points, including $20 million, or 1.8 points, attributable to the Middle East Conflict. The remaining losses were primarily attributable to weather-related events.

Adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio increased to 54.2% for the three months ended September 30, 2026, from 52.3% for the three months ended September 30, 2025, principally due an acceleration in property market softening and the recognition of increasingly competitive conditions in casualty lines.

The current accident year loss ratio increased to 59.4% for the nine months ended September 30, 2026, from 56.4% for the nine months ended September 30, 2025.

The increase in the current accident year loss ratio was impacted by a higher level of catastrophe and weather-related losses. During the nine months ended September 30, 2026, catastrophe and weather-related losses, net of reinsurance, were $200 million, or 5.5 points, including natural catastrophe losses of $112 million, or 3.0 points, attributable to U.S. winter storms and other weather-related events. The remaining losses of $88 million, or 2.5 points, were attributable to the Middle East conflict and the Russia-Ukraine war. Comparatively, during the nine months ended September 30, 2025, catastrophe and weather-related losses, net of reinsurance, were $127 million, or 4.1 points, including $31 million, or 1.0 point attributable to California Wildfires and $20 million or 0.7 points attributable to the Middle East Conflict. The remaining losses were primarily attributable to other weather-related events.

Adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio increased to 53.9% for the nine months ended September 30, 2026, from 52.3% for the nine months ended September 30, 2025, principally due to an acceleration in property market softening and the recognition of increasingly competitive conditions in casualty lines.

Prior Year Reserve Development

Refer to Item 1, Note 6 to the Consolidated Financial Statements 'Reserve for losses and loss expenses' for details on prior year reserve development by segment and reserve class.

Acquisition Cost Ratio

The acquisition cost ratio increased to 22.6% and 20.9% for the three and nine months ended September 30, 2026, from 18.9% and 19.0% for the three and nine months ended September 30, 2025, primarily related to new property and professional lines business associated with our ACS capability.

In addition, gross acquisition costs increased due to changes in business mix attributable to increases in marine war business written in marine and aviation lines, pet insurance business written in accident and health lines, and program business written in property, professional lines, and credit and political risk lines, all of which are associated with relatively higher gross acquisition cost ratios.

The acquisition cost ratio for the nine months ended September 30, 2026 benefited from increases in ceding commission in accident and health, and cyber lines.

Underwriting-Related General and Administrative Expense Ratio

The underwriting-related general and administrative expense ratio decreased to 10.4% and 10.3% for the three and nine months ended September 30, 2026, from 12.1% and 12.0% for the three and nine months ended September 30, 2025, mainly driven by an increase in net premiums earned.

Reinsurance Segment

Results from the reinsurance segment were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2026	% Change	2025	2026	% Change	2025

Revenues:
Gross premiums written	$449,462	4%	$432,302	$2,003,170	(7%)	$2,154,587
Net premiums written	255,895	(4%)	268,042	1,104,343	(16%)	1,318,425
Net premiums earned	319,149	(13%)	366,271	989,686	(6%)	1,057,475
Other insurance related income	5,420	(14%)	6,332	16,033	(13%)	18,411

Expenses:
Current accident year net losses and loss expenses	(218,004)		(249,731)	(676,535)		(722,524)
Prior year reserve development	2,998		4,103	8,986		13,076
Acquisition costs	(70,214)		(80,178)	(228,146)		(231,722)
Underwriting-related general and administrative expenses	(9,588)		(11,785)	(26,690)		(33,226)

Underwriting income	$29,761		$35,012	$83,334		$101,490
Ratios:		% Point Change			% Point Change
Current accident year loss ratio, excluding catastrophe and weather-related losses	68.3%	0.4	67.9%	68.1%	—	68.1%
Catastrophe and weather-related losses ratio	—%	(0.3)	0.3%	0.3%	0.1	0.2%
Current accident year loss ratio	68.3%	0.1	68.2%	68.4%	0.1	68.3%
Prior year reserve development ratio	(0.9%)	0.2	(1.1%)	(0.9%)	0.3	(1.2%)
Net losses and loss expenses ratio	67.4%	0.3	67.1%	67.5%	0.4	67.1%
Acquisition cost ratio	22.0%	0.1	21.9%	23.1%	1.2	21.9%
Underwriting-related general and administrative expense ratio	3.0%	(0.2)	3.2%	2.6%	(0.5)	3.1%
Combined ratio	92.4%	0.2	92.2%	93.2%	1.1	92.1%

Gross Premiums Written

Gross premiums written by line of business were as follows:

	Three months ended September 30,					Nine months ended September 30,
	2026		2025		% Change	2026		2025		% Change

Liability	$116,356	26%	$154,460	36%	(25%)	$387,724	19%	$576,096	27%	(33%)
Professional lines	24,781	6%	38,567	9%	(36%)	290,151	14%	398,863	19%	(27%)
Motor	49,510	11%	47,303	11%	5%	156,276	8%	197,749	9%	(21%)
Accident and health	34,201	8%	18,192	4%	88%	356,101	18%	321,884	15%	11%
Credit and surety	101,675	23%	108,505	25%	(6%)	530,595	26%	429,460	20%	24%
Agriculture	112,301	24%	55,704	13%	nm	221,412	11%	159,860	7%	39%
Marine and aviation	8,021	2%	8,602	2%	(7%)	54,683	3%	60,968	3%	(10%)
Run-off lines(1)	2,617	—%	969	—%	nm	6,228	1%	9,707	—%	(36%)
Total	$449,462	100%	$432,302	100%	4%	$2,003,170	100%	$2,154,587	100%	(7%)

nm – not meaningful
(1)    Run-off lines include the catastrophe, property, and engineering lines of business.

Gross premiums written for the three months ended September 30, 2026, increased by $17 million, or 4% ($21 million, or 5%, on a constant currency basis), compared to the three months ended September 30, 2025 primarily attributable to a higher level of premiums associated with two contracts in agriculture lines, partially offset by decreased line sizes and non-renewals in liability lines.

The increase in agriculture lines was partially offset by timing of renewals and premium adjustments.

The decrease in liability lines was due to decreased line sizes and non-renewals primarily related to general liability business, and premium adjustments, partially offset by the timing of renewals.

Gross premiums written for the nine months ended September 30, 2026, decreased by $151 million, or 7% ($189 million, or 9%, on a constant currency basis), compared to the nine months ended September 30, 2025 primarily attributable to non-renewals and decreased line sizes in both liability and professional lines, partially offset by increased line sizes and new business in credit and surety lines and a higher level of premiums associated with two contracts in agriculture lines.

The decrease in liability lines was due to decreased line sizes and non-renewals primarily related to general liability business.

The decrease in professional lines was driven by non-renewals of cyber business attributable to client retentions and unfavorable market conditions, non-renewals of D&O business related to client retentions, decreased line sizes on several under-performing cyber and D&O contracts, and premium adjustments.

The increase in credit and surety lines was driven by increased line sizes and new business attributable to credit, surety, and credit and political risk products, together with premium adjustments.

The increase in agriculture lines was partially offset by non-renewals and premium adjustments.

Ceded Premiums Written

Ceded premiums written for the three months ended September 30, 2026, was $194 million, or 43%, of gross premiums written, compared to $164 million, or 38%, of gross premiums written for the three months ended September 30, 2025. The increase in ceded premiums written as a percentage of gross premiums written was 5% primarily due to increased cession rates in liability and motor lines.

Ceded premiums written for the nine months ended September 30, 2026, was $899 million, or 45%, of gross premiums written, compared to $836 million, or 39%, of gross premiums written for the nine months ended September 30, 2025. The increase in ceded premiums written as a percentage of gross premiums written was 6% primarily due to increased cession rates in liability, professional lines and motor lines.

Net Premiums Earned

Net premiums earned by line of business were as follows:

	Three months ended September 30,					Nine months ended September 30,
	2026		2025		% Change	2026		2025		% Change

Liability	$54,190	17%	$81,399	22%	(33%)	$190,430	19%	$236,222	22%	(19%)
Professional lines	41,314	12%	50,040	14%	(17%)	133,519	13%	145,045	14%	(8%)
Motor	25,602	8%	36,720	10%	(30%)	70,989	7%	98,253	9%	(28%)
Accident and health	71,674	22%	73,497	20%	(2%)	222,473	22%	223,593	21%	(1%)
Credit and surety	62,109	19%	64,502	18%	(4%)	210,224	21%	203,522	19%	3%
Agriculture	47,444	15%	44,490	12%	7%	118,937	12%	98,435	9%	21%
Marine and aviation	14,143	4%	14,335	4%	(1%)	37,327	4%	42,604	4%	(12%)
Run-off lines	2,673	3%	1,288	—%	nm	5,787	2%	9,801	2%	(41%)
Total	$319,149	100%	$366,271	100%	(13%)	$989,686	100%	$1,057,475	100%	(6%)

nm – not meaningful

Net premiums earned for the three months ended September 30, 2026, decreased by $47 million, or 13% ($55 million, or 15%, on a constant currency basis), compared to the three months ended September 30, 2025 primarily driven by decreases in liability and motor lines.

The decrease in liability lines was due to a decrease in gross premiums earned. The decrease in motor lines was due to an increase in ceded premiums earned attributable to the restructuring of existing quota share treaties with strategic capital partners that decreased our retention of this line of business, together with a decrease in gross premiums earned.

Net premiums earned for the nine months ended September 30, 2026, decreased by $68 million, or 6% ($91 million, or 9%, on a constant currency basis), compared to the nine months ended September 30, 2025 primarily driven by decreases in liability, motor and professional lines, partially offset by an increase in agriculture lines.

The decrease in liability lines was due to a decrease in gross premiums earned. The decreases in motor and professional lines were due to increases in ceded premiums earned attributable to the restructuring of existing quota share treaties with strategic capital partners that decreased our retentions of these lines of business. The decrease in motor lines was also due to a decrease in gross premiums earned. The increase in agriculture lines was attributable to an increase in gross premiums earned.

Loss Ratio

The components of the loss ratio were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2026	% Point Change	2025	2026	% Point Change	2025

Current accident year loss ratio	68.3%	0.1	68.2%	68.4%	0.1	68.3%
Prior year reserve development ratio	(0.9%)	0.2	(1.1%)	(0.9%)	0.3	(1.2%)
Loss ratio	67.4%	0.3	67.1%	67.5%	0.4	67.1%

Current Accident Year Loss Ratio

The current accident year loss ratio of 68.3% for the three months ended September 30, 2026, was comparable to 68.2% for the three months ended September 30, 2025.

During the three months ended September 30, 2026, catastrophe and weather-related losses, net of reinsurance were $nil. Comparatively, during the three months ended September 30, 2025, catastrophe and weather-related losses, net of reinsurance were $1.0 million, or 0.3 points.

Adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio increased to 68.3% for the three months ended September 30, 2026, from 67.9% for the three months ended September 30, 2025, principally due to elevated loss experience associated with employer stop loss business in accident and health lines.

The current accident year loss ratio of 68.4% for the nine months ended September 30, 2026 was comparable to 68.3% for the nine months ended September 30, 2025.

During the nine months ended September 30, 2026, catastrophe and weather-related losses, net of reinsurance, were $3 million, or 0.3 points, attributable to the Middle East conflict. Comparatively, during the nine months ended September 30, 2025, catastrophe and weather-related losses, net of reinsurance were $3 million, or 0.2 points, primarily attributable to California Wildfires.

Adjusting for the impact of the catastrophe and weather-related losses, the current accident year loss ratio was 68.1% for the nine months ended September 30, 2026, and September 30, 2025.

Prior Year Reserve Development

Refer to Item 1, Note 6 to the Consolidated Financial Statements 'Reserve for losses and loss expenses' for details on prior year reserve development by segment and reserve class.
Acquisition Cost Ratio
The acquisition cost ratio of 22.0% for the three months ended September 30, 2026 was comparable to 21.9% for the three months ended September 30, 2025.

The acquisition cost ratio increased to 23.1% for the nine months ended September 30, 2026, from 21.9% for the nine months ended September 30, 2025, primarily related to changes in business mix due to an increase in credit and surety lines business written in the recent periods, which is associated with a relatively higher acquisition cost ratio.

Underwriting-Related General and Administrative Expense Ratio

The underwriting-related general and administrative expense ratio of 3.0% for the three months ended September 30, 2026 was comparable to 3.2% for the three months ended September 30, 2025.

The underwriting-related general and administrative expense ratio decreased to 2.6% for the nine months ended September 30, 2026, from 3.1% for the nine months ended September 30, 2025, mainly driven by an increase in fees related to arrangements with strategic capital partners and a decrease in performance-related compensation costs.

NET INVESTMENT INCOME AND NET INVESTMENT GAINS (LOSSES)

Net Investment Income

Net investment income from our cash and investment portfolio by major asset class was as follows:

	Three months ended September 30,			Nine months ended September 30,
	2026	% Change	2025	2026	% Change	2025

Fixed maturities	$182,411	17%	$155,796	$502,411	11%	$452,368
Other investments	19,202	28%	15,019	43,132	(23%)	55,907
Equity securities	4,127	35%	3,046	12,909	37%	9,408
Mortgage loans	4,067	(31%)	5,890	12,386	(34%)	18,714
Cash and cash equivalents	9,272	(26%)	12,597	28,846	(54%)	62,626
Short-term investments	62	(83%)	355	265	(91%)	2,882
Gross investment income	219,141	14%	192,703	599,949	—%	601,905
Investment expense	(7,774)	—%	(7,800)	(22,250)	1%	(21,994)
Net investment income	$211,367	14%	$184,903	$577,699	—%	$579,911

Pre-tax yield:(1)
Fixed maturities	5.0%		4.8%	4.8%		4.7%

(1) Pre-tax yield is calculated by dividing annualized net investment income by the average month-end amortized cost balances.

Fixed Maturities

Net investment income for the three and nine months ended September 30, 2026 increased by $27 million, or 17%, and $50 million, or 11%, compared to the same periods in 2025, respectively, due to the increase in average fixed maturity assets and an increase in yields.

Other Investments

Net investment income from other investments was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Multi-strategy, direct lending, private equity and real estate funds	$12,791	$11,694	$33,014	$39,294
Other privately held investments	6,411	3,325	10,118	16,029
CLO-Equities	—	—	—	584
Total net investment income from other investments	$19,202	$15,019	$43,132	$55,907

Pre-tax return on other investments(1)	1.8%	1.6%	4.1%	5.9%

(1)Pre-tax return on other investments is calculated by dividing total net investment income from other investments by the average month-end fair value balances held for the periods indicated.

Net investment income for the three months ended September 30, 2026 increased by $4 million, or 28%, compared to the same period in 2025, attributable to higher returns from private equity funds and other privately held investments.

Net investment income for the nine months ended September 30, 2026 decreased by $13 million, or 23%, compared to the same period in 2025, attributable to lower returns from direct lending funds and other privately held investments.

Mortgage Loans

Net investment income for the three and nine months ended September 30, 2026 decreased by $2 million, or 31%, and $6 million, or 34%, compared to the same periods in 2025, respectively, primarily reflecting lower mortgage loan balances due to loan repayments during the periods.

Cash and cash equivalents

Net investment income for the three and nine months ended September 30, 2026 decreased by $3 million, or 26%, and $34 million, or 54%, compared to the same periods in 2025, respectively, due to lower average cash balances following premiums paid for the loss portfolio transfer reinsurance agreement transaction with Enstar that was completed in April 2025.

Net Investment Gains (Losses)

Net investment gains (losses) were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

On sale of investments:
Fixed maturities, short-term investments, and cash and cash equivalents	$(25,408)	$10,602	$(28,588)	$(27,279)
Equity securities	(1,375)	—	10,063	28,510
Mortgage loans	—	—	(6,200)	—
	(26,783)	10,602	(24,725)	1,231
(Increase) decrease in allowance for expected credit losses, fixed maturities, available for sale	(69)	347	(131)	(757)
(Increase) decrease in allowance for expected credit losses, mortgage loans	(5,053)	(5,822)	(3,269)	(9,781)
Impairment losses (1)	(2,361)	(63)	(2,743)	(2,389)
Change in fair value of investment derivatives	(7)	169	173	(1,282)
Net unrealized gains (losses) on equity securities	(12,233)	25,672	3,702	57,343
Net investment gains (losses)	$(46,506)	$30,905	$(26,993)	$44,365

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

Net investment losses for the three months ended September 30, 2026 were $47 million, compared to net investment gains of $31 million in the same period of 2025. Net investment losses reported in the three months ended September 30, 2026, mainly reflected net realized losses on the sale of U.S. government and corporate debt securities and net unrealized losses on equity securities related to bond mutual funds. Net investment gains reported for the three months ended September 30, 2025, mainly reflected net unrealized gains on equity securities and net realized gains on sales of Non-U.S. government and corporate debt securities.

Net investment losses for the nine months ended September 30, 2026 were $27 million, compared to net investment gains of $44 million in the same period of 2025. Net investment losses reported in the nine months ended September 30, 2026, mainly reflected net realized losses on the sale of U.S. government and corporate debt securities, partially offset by net realized gains on the sale of equity securities. Net investment gains for the nine months ended September 30, 2025, mainly reflected net unrealized gains on equity securities and net realized gains on the sale of equity securities, partially offset by net realized losses on the sale of corporate debt, Agency RMBS and U.S. government securities.

Total Return

Total return on cash and investments was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Net investment income	$211,367	$184,903	$577,699	$579,911
Net investment gains (losses)	(46,506)	30,905	(26,993)	44,365
Change in net unrealized gains (losses) on fixed maturities (1)	(361,016)	46,402	(528,568)	324,219
Interest in income of equity method investments	2,395	2,083	8,133	3,669
Total	$(193,760)	$264,293	$30,271	$952,164

Average cash and investments(2)	$17,959,385	$16,581,947	$17,632,100	$17,039,182

Pre-tax, total return on average cash and investments:
Including investment related foreign exchange movements	(1.1%)	1.6%	0.2%	5.6%
Excluding investment related foreign exchange movements(3)	(1.1%)	1.7%	0.3%	4.8%

(1)Change in net unrealized gains (losses) on fixed maturities is calculated by taking net unrealized gains (losses) at period end less net unrealized gains (losses) at the prior period end.
(2)The average cash and investments balance is the average of the monthly fair value balances.
(3)Pre-tax, total return on average cash and investments excluding foreign exchange movements is a non-GAAP financial measure as defined in Item 10(e) of SEC Regulation S-K. The reconciliation to pre-tax, total return on average cash and investments, the most comparable GAAP financial measure, included foreign exchange (losses) gains of $(3) million and $(15) million for the three months ended September 30, 2026 and 2025, respectively, and foreign exchange (losses) gains of $(30) million and $129 million for the nine months ended September 30, 2026 and 2025, respectively.

OTHER EXPENSES (REVENUES), NET

The following table provides a summary of other expenses (revenues), net:

	Three months ended September 30,			Nine months ended September 30,
	2026	% Change	2025	2026	% Change	2025

Corporate expenses	$30,088	5%	$28,526	$93,659	13%	$83,088
Foreign exchange losses (gains)	(10,041)	(26%)	(13,492)	(48,580)	nm	138,428
Interest expense and financing costs	16,680	—%	16,657	49,945	—%	49,816
Income tax expense	49,424	(30%)	70,252	166,635	(2%)	170,773
Total	$86,151		$101,943	$261,659		$442,105

nm – not meaningful

Corporate Expenses

Corporate expenses include holding company costs necessary to support our worldwide insurance and reinsurance operations and costs associated with operating as a publicly-traded company. As a percentage of net premiums earned, corporate expenses for the three months ended September 30, 2026 and 2025, were 1.9% and 2.0%, respectively. As a percentage of net premiums earned, corporate expenses for the nine months ended September 30, 2026 and 2025, were 2.0% and 2.0%, respectively.

Foreign Exchange Losses (Gains)

Foreign exchange gains for the three months ended September 30, 2026 of $10 million reflected the impact of the strengthening of the U.S. dollar against the pound sterling. Foreign exchange gains for the nine months ended September 30, 2026 of $49 million reflected the impact of the strengthening of the U.S. dollar against Canadian dollar, the euro and pound sterling.

Foreign exchange gains for the three months ended September 30, 2025 of $13 million reflected the impact of the strengthening of the U.S. dollar against the pound sterling and Canadian dollar, partially offset by the impact of the weakening of the U.S. dollar against the euro. Foreign exchange losses for the nine months ended September 30, 2025 of $138 million reflected the impact of the weakening of the U.S. dollar against the euro, pound sterling and Canadian dollar, partially offset by the impact of the strengthening of the U.S. dollar against the Australian dollar.

Interest Expense and Financing Costs

Interest expense and financing costs are related to interest due on senior unsecured notes, junior subordinated notes and the Federal Home Loan advances ("FHLB advances") received in 2026.

Income Tax Expense

Income tax expense primarily results from income in our global operations. Our effective tax rate which is calculated as income tax expense divided by income before tax including interest in income (loss) of equity method investments was 19.1% and 18.8%, for the three and nine months ended September 30, 2026 and 18.9% and 19.2% for the three and nine months ended September 30, 2025, respectively. This effective rate can vary between periods depending on the distribution of net income (loss) among tax jurisdictions, as well as other factors.

The income tax expense for the three months ended September 30, 2026 of $49 million was principally due to pre-tax income in our U.S. operations. The income tax expense for the nine months ended September 30, 2026 of $167 million was principally due to pre-tax income in our U.S., U.K., European and Bermuda operations.

The income tax expense of $70 million and $171 million for the three and nine months ended September 30, 2025 was principally due to pre-tax income in our Bermuda, U.K., U.S., and European operations.

FINANCIAL MEASURES

We believe the following financial indicators are important in evaluating performance and measuring the overall growth in value generated for common shareholders:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Annualized return on average common equity(1)	13.8%	20.6%	16.1%	16.4%
Annualized operating return on average common equity(2)	15.7%	17.8%	16.1%	18.2%
Book value per diluted common share(3)	$79.06	$73.82	$79.06	$73.82
Cash dividends declared per common share	$0.44	$0.44	$1.32	$1.32
Increase (decrease) in book value per diluted common share adjusted for dividends	$(1.17)	$3.92	$3.18	$9.87

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

ROACE reflects the impact of net income (loss) available (attributable) to common shareholders, including net investment gains (losses), foreign exchange losses (gains), reorganization expenses and interest in income (loss) of equity method investments.

The decrease in ROACE for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was primarily driven by a decrease in net income available to common shareholders and an increase in average common shareholders' equity. The decrease in ROACE for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily driven by an increase in average common shareholders' equity.

The decrease in operating ROACE for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, was primarily driven by a decrease in operating income and an increase in average common shareholders' equity.

Book Value per Diluted Common Share

We consider book value per diluted common share to be an appropriate measure of returns to common shareholders, as we believe growth in book value on a diluted basis will ultimately translate into appreciation of our stock price.

During the three months ended September 30, 2026, book value per diluted common share decreased by 2.0% driven by net unrealized investment losses recognized in accumulated other comprehensive income (loss), common share repurchases, and common share dividends, partially offset by net income for the period.

During the nine months ended September 30, 2026, book value per diluted common share increased by 2.4%, due to net income for the period, partially offset by net unrealized investment losses recognized in accumulated other comprehensive income (loss), common share repurchases, and common share dividends declared.

During the three and nine months ended September 30, 2025, book value per diluted common share increased by 4.9% and 13.1%, respectively, due to net income for the period, and net unrealized investment gains recognized in accumulated other comprehensive income (loss), partially offset by common share repurchases and common share dividends declared.

Cash Dividends Declared per Common Share and Common Share Repurchases

We believe in returning excess capital to shareholders by way of dividends. Accordingly, dividend policy is an integral part of the value we create for shareholders. Our Board of Directors has approved quarterly common share dividends for twenty-three consecutive years.

NON-GAAP FINANCIAL MEASURES RECONCILIATION

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Net income available to common shareholders	$201,515	$294,301	$699,247	$696,601
Net investment (gains) losses	46,506	(30,905)	26,993	(44,365)
Foreign exchange losses (gains)	(10,041)	(13,492)	(48,580)	138,428
Reorganization expenses	—	—	28,715	—
Interest in income of equity method investments	(2,395)	(2,083)	(8,133)	(3,669)
Income tax expense (benefit)(1)	(6,382)	7,454	(1,503)	(12,330)
Operating income	$229,203	$255,275	$696,739	$774,665

Earnings per diluted common share	$2.75	$3.74	$9.42	$8.70
Net investment (gains) losses	0.63	(0.39)	0.36	(0.55)
Foreign exchange losses (gains)	(0.14)	(0.17)	(0.65)	1.73
Reorganization expenses	—	—	0.39	—
Interest in income of equity method investments	(0.03)	(0.03)	(0.11)	(0.05)
Income tax expense (benefit)	(0.09)	0.10	(0.02)	(0.16)
Operating income per diluted common share	$3.12	$3.25	$9.39	$9.67

Weighted average diluted common shares outstanding(2)	73,373	78,601	74,238	80,090

Average common shareholders' equity	$5,851,333	$5,720,704	$5,777,945	$5,678,194

Annualized return on average common equity	13.8%	20.6%	16.1%	16.4%

Annualized operating return on average common equity	15.7%	17.8%	16.1%	18.2%

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

Foreign exchange losses (gains) in our consolidated statements of operations primarily relate to the impact of foreign exchange rate movements on our net insurance-related liabilities. However, we manage our investment portfolio in such a way that unrealized and realized foreign exchange losses (gains) on our investment portfolio, including unrealized foreign exchange losses (gains) on our equity securities, and foreign exchange losses (gains) realized on the sale of available for sale investments and equity securities recognized in net investment gains (losses), and unrealized foreign exchange losses (gains) on our available for sale investments in other comprehensive income (loss), generally offset a large portion of the foreign exchange losses (gains) arising from our underwriting portfolio, thereby minimizing the impact of foreign exchange rate movements on total shareholders' equity. As a result, we believe that foreign exchange losses (gains) in our consolidated statements of operations in isolation are not a meaningful contributor to our underwriting performance. Therefore, foreign exchange losses (gains) are excluded from consolidated underwriting income (loss).

Interest expense and financing costs primarily relate to interest payable on our debt and Federal Home Loan Bank advances. As these expenses are not incremental and/or directly attributable to our underwriting operations, these expenses are excluded from underwriting-related general and administrative expenses and, therefore, consolidated underwriting income (loss).

Reorganization expenses in 2026 primarily related to initiatives undertaken to streamline our operations, including actions taken to optimize our reinsurance platform and costs associated with transitions in executive leadership. Reorganization expenses are primarily driven by business decisions, the nature and timing of which are not related to the underwriting process. Therefore, these expenses are excluded from consolidated underwriting income (loss).

Amortization of intangible assets arose from business decisions, the nature and timing of which are not related to the underwriting process. Therefore, these expenses are excluded from consolidated underwriting income (loss).

We believe that the presentation of underwriting-related general and administrative expenses and consolidated underwriting income (loss) provides investors with an enhanced understanding of our results of operations by highlighting the underlying pre-tax profitability of our underwriting activities. The reconciliation of consolidated underwriting income (loss) to net income (loss), the most comparable GAAP financial measure, is presented in 'Management's Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Results of Operations'.

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

Foreign exchange losses (gains) in our consolidated statements of operations primarily relate to the impact of foreign exchange rate movements on net insurance-related liabilities. However, we manage our investment portfolio in such a way that unrealized and realized foreign exchange losses (gains) on our investment portfolio, including unrealized foreign exchange losses (gains) on our equity securities and foreign exchange losses (gains) realized on the sale of available for sale investments and equity securities recognized in net investment gains (losses) and unrealized foreign exchange losses (gains) on our available for sale investments in other comprehensive income (loss), generally offset a large portion of the foreign exchange losses (gains) arising from our underwriting portfolio, thereby minimizing the impact of foreign exchange rate movements on total shareholders' equity. As a result, we believe that foreign exchange losses (gains) in our consolidated statements of operations in isolation are not a meaningful contributor to the performance of our business. Therefore, foreign exchange losses (gains) are excluded from operating income (loss).

Reorganization expenses in 2026 primarily related to initiatives undertaken to streamline our operations, including actions taken to optimize our reinsurance platform and costs associated with transitions in executive leadership. Reorganization expenses are primarily driven by business decisions, the nature and timing of which are not related to the underwriting process. Therefore, these expenses are excluded from operating income (loss).

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

CASH AND INVESTMENTS

Details of cash and investments are as follows:

	September 30, 2026	December 31, 2025
	Fair Value	Fair Value

Fixed maturities, available for sale	$13,691,574	$13,018,027
Fixed maturities, held to maturity(1)	437,222	395,942
Equity securities	721,104	707,569
Mortgage loans	316,834	356,840
Other investments	1,050,776	1,027,798
Equity method investments	209,084	227,181
Short-term investments	1,736	20,298
Total investments	$16,428,330	$15,753,655

Cash and cash equivalents(2)	$1,548,448	$1,321,185

(1)Presented at net carrying value of $448 million (2025: $397 million) in the consolidated balance sheets.
(2)Includes restricted cash and cash equivalents of $511 million and $501 million at September 30, 2026 and at December 31, 2025, respectively.

Overview

The fair value of total investments increased by $675 million in the nine months ended September 30, 2026, driven by the reinvestment of interest income and cashflows from operations.

An analysis of our investment portfolio for significant asset classes is detailed below:

Fixed Maturities

Details of our fixed maturities portfolio are as follows:

	September 30, 2026		December 31, 2025
	Fair Value	% of Total	Fair Value	% of Total

Fixed maturities:
U.S. government and agency	$2,447,825	17%	$2,417,901	18%
Non-U.S. government	811,792	6%	810,544	6%
Corporate debt	5,711,323	40%	5,365,509	41%
Agency RMBS	2,251,287	16%	2,035,352	15%
CMBS	790,146	6%	801,511	6%
Non-agency RMBS	213,013	2%	190,124	1%
ABS	1,867,281	13%	1,740,933	13%
Municipals(1)	36,129	—%	52,095	—%
Total	$14,128,796	100%	$13,413,969	100%

Credit ratings:
U.S. government and agency	$2,447,825	17%	$2,417,901	18%
AAA(2)	2,519,412	18%	2,577,512	19%
AA	3,419,235	24%	3,182,165	24%
A	2,551,742	18%	2,331,459	17%
BBB	1,627,066	12%	1,339,101	10%
Below BBB(3)	1,563,516	11%	1,565,831	12%
Total	$14,128,796	100%	$13,413,969	100%

(1)Includes bonds issued by states, municipalities, and political subdivisions.
(2)Includes U.S. government-sponsored agencies, residential mortgage-backed securities ("RMBS") and commercial mortgage-backed securities ("CMBS").
(3)Non-investment grade and non-rated securities.

At September 30, 2026, fixed maturities had a weighted average credit rating of A+ (2025: A+), a book yield of 4.9% (2025: 4.6%), and an average duration of 3.2 years (2025: 3.1 years).

At September 30, 2026, fixed maturities together with short-term investments, cash and cash equivalents totaling $15.7 billion had a weighted average credit rating of AA- (2025: AA-) and an average duration of 2.9 years (2025: 2.8 years).

At September 30, 2026, net unrealized losses on fixed maturities, available for sale were $450 million, compared to net unrealized gains of $80 million at December 31, 2025, a decrease of $530 million due to the decline in market values.

Equity Securities

At September 30, 2026, net unrealized gains on equity securities were $130 million, compared to $126 million at December 31, 2025, an increase of $4 million driven by the increase in market values, partially offset by net realized gains associated with sales in the period.

Mortgage Loans

At September 30, 2026, investment in commercial mortgage loans was $317 million, compared to $357 million at December 31, 2025, a decrease of $40 million mainly driven by repayments of loans. The commercial mortgage loans are collateralized by a variety of commercial properties and diversified geographically throughout the U.S. and by property type to reduce the risk of concentration. At September 30, 2026, the allowance for expected credit losses of $33 million, was primarily related to commercial properties exposed to the office sector.

Other Investments

Details of our other investments portfolio are as follows:

	September 30, 2026		December 31, 2025
	Fair Value	% of Total	Fair Value	% of Total

Multi-strategy funds	$6,344	1%	$11,577	1%
Direct lending funds	167,784	16%	186,747	18%
Private equity funds	416,938	40%	364,376	36%
Real estate funds	267,327	25%	291,491	28%
Total multi-strategy, direct lending, private equity and real estate funds	858,393	82%	854,191	83%

Other privately held investments	192,383	18%	173,607	17%
Total other investments	$1,050,776	100%	$1,027,798	100%

Refer to Note 3 to the Consolidated Financial Statements 'Investments' for details on all other asset classes.

LIQUIDITY AND CAPITAL RESOURCES

Refer to the 'Liquidity and Capital Resources' section included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025 for a general discussion of liquidity and capital resources.

The following table summarizes consolidated capital:

	September 30, 2026	December 31, 2025

Debt	$1,317,905	$1,316,710

Preferred shares	550,000	550,000
Common equity	5,749,455	5,806,435
Shareholders’ equity	6,299,455	6,356,435
Total capital	$7,617,360	$7,673,145

Ratio of debt to total capital	17.3%	17.2%

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

Federal Home Loan Bank Advances

The Company's subsidiaries, AXIS Insurance Company and AXIS Surplus Insurance Company, are members of the Federal Home Loan Bank of Chicago ("FHLB").

At September 30, 2026, the companies had admitted assets of approximately $3.8 billion which provides borrowing capacity of up to approximately $954 million.

At September 30, 2026, the Company had borrowings under the FHLB program of $50 million with maturities in July and August 2027. The borrowings under the FHLB program are secured by cash and investments with a fair value of $52 million.

Refer to Note 11 to the Consolidated Financial Statements 'Federal Home Loan Advances'.

Letters of Credit and Credit Facilities

$250 million Facility
On March 23, 2026, the Company reduced its $300 million Facility to $250 million (the "$250 million Facility"), and extended the tenor of letters of credit issuable from March 31, 2027 to March 31, 2028. The $250 million Facility is principally used to support the reinsurance obligations of certain of the Company’s operating subsidiaries. At September 30, 2026, letters of credit outstanding under the $250 million Facility were $221 million, and the Company was in compliance with all applicable facility covenants.

$150 million Facility
AXIS Specialty Limited maintained an uncommitted bilateral short-term line of credit facility of up to $150 million ("$150 million Facility"). The $150 million Facility was available to support working capital requirements and general corporate purposes and was scheduled to expire on October 7, 2026. At September 30, 2026, the $150 million Facility was undrawn, and AXIS Specialty Limited was in compliance with all applicable facility covenants.

On October 7, 2026, the $150 million facility expired.
$90 million Facility
The Company maintains an uncommitted unsecured letter of credit facility of up to $90 million (the "$90 million Facility"). The $90 million Facility is supported by a guarantee issued by AXIS Specialty Limited and is used to support obligations in connection with Syndicate 1686's and Syndicate 2050's participation in the Lloyd’s insurance market, specifically their Funds at Lloyd’s requirements. At September 30, 2026, the $90 million Facility was fully utilized, and the Company was in compliance with all applicable facility covenants.

On October 16, 2026, the Company increased its $90 million Facility to $170 million (the "$170 million Facility"), and extended the tenor of letters of credit issuable from August 31, 2030 to December 30, 2030.
Common Equity
During the nine months ended September 30, 2026, common equity decreased by $57 million. The following table reconciles opening and closing common equity positions:

Nine months ended September 30,	2026

Common equity - opening	$5,806,435
Share-based compensation expense	42,385
Change in unrealized gains (losses) on available for sale investments, net of tax	(404,761)
Foreign currency translation adjustment	(7,549)
Net income	721,935
Preferred share dividends	(22,688)
Common share dividends	(98,456)
Treasury shares repurchased	(289,880)
Treasury shares reissued	2,034
Common equity - closing	$5,749,455

During the nine months ended September 30, 2026, we repurchased 2.8 million common shares for a total of $290 million, including $258 million repurchased pursuant to our Board-authorized share repurchase programs and $32 million from employees to facilitate the satisfaction of their personal withholding tax liabilities that arise on the vesting of share-settled restricted stock units granted under our 2017 Long-Term Equity Compensation Plan.

On September 17, 2025, our Board of Directors approved a new share repurchase program for up to $400 million of the Company's common shares. The new share repurchase program is open-ended, allowing the Company to repurchase its shares from time to time in the open market or privately negotiated transactions, depending on market conditions. At September 30, 2026, authorization under this plan was exhausted.

On February 26, 2026, our Board of Directors approved a new share repurchase program for up to $300 million of the Company's common shares. The new share repurchase programs supplements the existing share repurchase program, and is open-ended, allowing the Company to repurchase its shares from time to time in the open market or privately negotiated transactions, depending on market conditions. At September 30, 2026, remaining authorization under this plan was $154 million (refer to Part II, Item 2 'Unregistered Sales of Equity Securities and Use of Proceeds' for further details).

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

RECENT ACCOUNTING PRONOUNCEMENTS

At September 30, 2026, there were no recently issued accounting pronouncements that we have not yet adopted that we expect could have a material impact on our results of operations, financial condition or liquidity.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to this item since December 31, 2025, with the exception of the changes in exposure to foreign currency risk presented below.

Foreign Currency Risk
The table below provides a sensitivity analysis of total net foreign currency exposures:

	AUD	CAD	EUR	GBP	JPY	Other	Total

At September 30, 2026
Net managed assets (liabilities), excluding derivatives	$11,139	$441,334	$64,990	$(19,085)	$(11,845)	$188,439	$674,972
Foreign currency derivatives, net	(89,253)	(433,385)	30,616	(115,135)	5,532	(217,209)	(818,834)
Net managed foreign currency exposure	(78,114)	7,949	95,606	(134,220)	(6,313)	(28,770)	(143,862)
Other net foreign currency exposure	—	327	2,334	193	—	—	2,854
Total net foreign currency exposure	$(78,114)	$8,276	$97,940	$(134,027)	$(6,313)	$(28,770)	$(141,008)
Net foreign currency exposure as a percentage of total shareholders’ equity	(1.2%)	0.1%	1.6%	(2.1%)	(0.1%)	(0.5%)	(2.2%)
Pre-tax impact of net foreign currency exposure on shareholders’ equity given a hypothetical 10% rate movement(1)	$(7,811)	$828	$9,794	$(13,403)	$(631)	$(2,877)	$(14,101)

(1)Assumes 10% appreciation in underlying currencies relative to the U.S. dollar.

Total Net Foreign Currency Exposure

At September 30, 2026, total net foreign currency liabilities were $141 million primarily driven by exposures to the pound sterling and the Australian dollar. During the nine months ended September 30, 2026, the change in total net foreign currency exposure was primarily due to new business written in the period.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) at September 30, 2026. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2026, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2026.

Based upon that evaluation, there were no changes in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table shows information regarding the number of common shares repurchased in the quarter ended September 30, 2026:

Period	Total number of shares purchased (a) (b)	Average price paid per share	Total number of shares purchased as part of publicly announced programs (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the announced programs (c) (d)

July 1-31, 2026	263	$111.16	261	$234 million
August 1-31, 2026	383	$101.81	383	$195 million
September 1-30, 2026	427	$98.09	423	$154 million
Total	1,073		1,067	$154 million

(a) In thousands.
(b) Includes shares repurchased from employees to satisfy personal withholding tax liabilities that arise on the vesting of share-settled restricted stock units under our 2017 Long-Term Equity Compensation Plans.
(c) On September 17, 2025, the Company's Board of Directors approved a new share repurchase program for up to $400 million of the Company's common shares. The new share repurchase program is open-ended, allowing the Company to repurchase its shares from time to time in the open market or privately negotiated transactions, depending on market conditions. At September 30, 2026, authorization under this plan was exhausted.
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

As and when allowed by the applicable law and regulations, certain of our non-U.S. subsidiaries provide treaty reinsurance coverage to non-U.S. insurers on a worldwide basis, including insurers of liability, marine, aviation and energy risks, and as a result, these underlying insurance and reinsurance portfolios may have some exposure to Iran. In addition, we provide insurance and facultative reinsurance on a global basis to non-U.S. insureds and insurers, including for liability, marine, aviation and energy risks. Coverage provided to non-Iranian business may indirectly cover an exposure in Iran. For example, certain of our operations underwrite global marine hull war and cargo policies that provide coverage for vessels navigating into and out of ports worldwide, including Iran. For the quarter ended September 30, 2026, there has been no material amount of premium allocated or apportioned to activities relating to Iran. We intend for our non-U.S. subsidiaries to continue to provide such coverage only to the extent permitted by applicable law.

Insider Trading Arrangements and Policies

During the three months ended September 30, 2026, no director or officer of the Company adopted, terminated or is currently party to a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.     EXHIBITS

3.1	Certificate of Incorporation and Memorandum of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1(Amendment No. 1) (No. 333-103620) filed on April 16, 2003).
3.2	Amended and Restated Bye-Laws (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on May 15, 2009).
4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-103620) filed on June 10, 2003).
4.2	Certificate of Designations establishing the specific rights, preferences, limitations and other terms of the Series E Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 7, 2016).
†10.1	Directors Annual Compensation Program, effective January 1, 2027.
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
††32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
††32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101	The following financial information from AXIS Capital Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL: (i) Consolidated Balance Sheets at September 30, 2026 and December 31, 2025; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and 2025; (iv) Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2026 and 2025; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.
†104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

† Filed herewith.
†† Furnished herewith.
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
Dated: October 28, 2026

AXIS CAPITAL HOLDINGS LIMITED
By:	/S/ VINCENT TIZZIO
Vincent Tizzio
President and Chief Executive Officer
(Principal Executive Officer)

/S/ MATTHEW KIRK
Matthew Kirk
Chief Financial Officer
(Principal Financial Officer)